Form 10-Q
period 2004-06-30
APOLLO INVESTMENT CORP
filed 2004-08-11
CIK 1278752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                      For the Quarter Ended June 30, 2004

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                      Commission File Number: 333-112591

                         APOLLO INVESTMENT CORPORATION
            (Exact name of registrant as specified in its charter)

                   Maryland                                    52-2439556
   ------------------------------------------            ----------------------
        (State or other jurisdiction of                     (I.R.S. Employer
        incorporation or organization)                     Identification No.)

              9 West 57th Street,
                  43rd floor,
                New York, N.Y.                                    10019
    (Address of principal executive office)                    (Zip Code)

                                 (212) 515-3200
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of June 30, 2004 was 62,000,100.

                          APOLLO INVESTMENT CORPORATION
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2004
                                TABLE OF CONTENTS



PART I    FINANCIAL INFORMATION                                             PAGE

Item 1. FINANCIAL STATEMENTS (unaudited)

        Balance Sheet as of  June 30, 2004                                     3

        Statement of Operations for the period ended
        June 30, 2004                                                          4

        Statement of Stockholders' Equity for the period
        ended June 30, 2004                                                    5

        Statement of Cash Flows for the period ended
        June 30, 2004                                                          6

        Schedule of Investments as of June 30, 2004                            7

        Notes to Financial Statements                                          8

        Report of Independent Registered Public Accounting Firm               13

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             14

Item 3. Quantitative and Qualitative Disclosures About Market Risk            16

Item 4. Controls and Procedures                                               16

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                     17

Item 2. Changes in Securities, Use of Proceeds and Issuer
        Purchases of Equity Securities                                        17

Item 3. Defaults upon Senior Securities                                       17

Item 4. Submission of Matters to a Vote of Security Holders                   17

Item 5. Other Information                                                     17

Item 6. Exhibits and Reports on Form 8-K                                      18

        Signatures                                                            19

PART I.    FINANCIAL INFORMATION

      In this Quarterly Report, "Company", "AIC", "Fund", "we", "us" and "our" refer to Apollo Investment Corporation unless the context otherwise states.

Item 1.    Financial Statements (unaudited)

                          Apollo Investment Corporation
                            Balance Sheet (unaudited)
                    (in thousands, except per share amounts)

                                                                   June 30, 2004
                                                                     (unaudited)
Assets

Cash                                                            $            374

Cash equivalents, at fair value (cost - $649,033)                        648,758

Investments, at fair value (cost - $242,806)                             245,421

Interest receivable                                                        1,953

Other assets                                                               1,377
                                                                     -----------

      Total assets                                              $        897,883

Liabilities

Payable for investments purchased                               $         25,000

Management fee payable                                                     1,446

Accrued expenses                                                             420
                                                                     -----------
         Total liabilities                                      $         26,866

Stockholders' Equity

Common stock, par value $.001 per share, 100,000,000            $             62
        common shares authorized, 62,000,100
        issued and outstanding
                                                                         870,092
Paid-in capital in excess of par

Accumulated net investment loss                                          (1,477)
                                                                           2,340
Net unrealized appreciation
                                                                     -----------
                                                                $        871,017
     Total stockholders' equity

     Total liabilities and stockholders' equity                 $        897,883




                       See notes to financial statements.

                          Apollo Investment Corporation
                       Statement of Operations (unaudited)
                    (in thousands, except per share amounts)


                                                   For the period April 8, 2004*
                                                       through June 30, 2004
                                                   -----------------------------
Operating Income

      Interest income                                                     $3,805

      Other income                                                             2

                                                                      ----------

             Total operating income                                        3,807
                                                                      ----------
Operating Expenses

  Management fees                                                         $4,013

  Insurance expenses                                                         369

  General and administrative expenses                                        902

                                                                      ----------

    Total operating expenses                                               5,284
                                                                      ----------



Net operating loss before investment gains and losses                   ($1,477)
                                                                      ----------

Net unrealized appreciation                                                2,340
                                                                      ----------

  Net increase in stockholders' equity resulting from                       $863
  operations

Earnings per common share (see note 6)                                     0.014

* Commencement of operations




                       See notes to financial statements.

                          Apollo Investment Corporation
                  Statement of Stockholders' Equity (unaudited)
               For the period April 8, 2004* through June 30, 2004
                          (in thousands, except shares)


                                            Common Stock
                                                                 Paid-in Capital                              Total
                                                                    in Excess         Accumulated         Stockholders'
                                        Shares     Amount             of Par            Earnings              Equity
Balance at April 8, 2004*                      100          $0               $1                $0                   $1

Issuance of common stock from
public offering (net of
underwriting costs)                     62,000,000           62          871,813                               871,875

Offering costs                                                           (1,722)                               (1,722)
                                                                    ------------                           -----------
                                                                                                              $870,154

Net increase in stockholders'
equity resulting from operations                 0            0                               863                  863
                                      ------------ ------------                      ------------         ------------

Balance at June 30, 2004                62,000,100          $62         $870,092             $863             $871,017

* Commencement of operations



                       See notes to financial statements.

                          Apollo Investment Corporation
                       Statement of Cash Flows (unaudited)
                                 (in thousands)

                                                                                                    For the period
                                                                                                 April 8, 2004* through
                                                                                                     June 30, 2004

Cash Flows from Operating and Investing Activities:

   Net Increase in Stockholders' Equity Resulting from Operations                                                 $863

   Adjustments to reconcile net increase:

       Increase in interest receivable                                                                         (1,953)

       Increase in pre-paid and other assets                                                                   (1,377)

       Increase in management fee payables and accrued expenses                                                  1,866

       Investments, funded and at value                                                                      (220,421)
                                                                                                        --------------

           Net Cash Used by Operating and Investing Activities                                              ($221,022)

Cash Flows from Financing Activities

       Net proceeds from the issuance of common stock                                                         $871,875

       Offering costs from the issuance of common stock                                                        (1,722)
                                                                                                        --------------

           Net Cash Provided by Financing Activities                                                          $870,153

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                                     $649,131

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                                       1
                                                                                                        --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                                      $649,132

* Commencement of operations



                       See notes to financial statements.

                          Apollo Investment Corporation
                       Schedule of Investments (unaudited)
                                  June 30, 2004
                                 (in thousands)

                                                                         Principal
               Portfolio Company (1)                     Industry         Amount         Cost       Fair Value (2)
Bank Debt/Senior Secured Debt (3) - 21.0%
Amerco Corp.,  due 02/27/09                           Transportation         $14,963        $15,183         $15,355
Charter Communications,  due 04/21/11                     Cable               25,000         25,000          24,906
Cygnus Business Media, Inc., due 7/12/09                  Media               15,000         15,000          15,000
Cygnus Business Media, Inc., due 1/12/10                  Media               10,000         10,000          10,000
Directed Electronics, due 6/17/10                      Electronics             5,000          5,000           5,044
EuroFresh,  due 05/14/10                               Agriculture            25,000         24,656          24,813
Language Line Inc. due 6/11/11                      Business Services          7,000          6,982           7,079
Mueller Group Inc. due 11/01/11*                        Industrial            17,000         17,000          17,595
Prestige Brands Inc.,  due 10/06/11                      Consumer             20,000         20,000          20,125
RanPak Corporation,  due 03/31/10                       Packaging              4,938          4,938           4,944
RanPak Corporation,  due 11/26/10                       Packaging             18,000         17,822          17,910
Sealy Mattress Co.,  due 04/06/13                        Consumer             10,000         10,000          10,137
United Industries Corporation, due 04/30/11             Chemicals             14,962         14,962          15,178
                                                                                        -----------    ------------
       Total Bank Debt/Senior Secured Debt                                                 $186,543        $188,086

Corporate Notes/Subordinated Debt - 6.4%
Invista Corporation, 9.25% due 05/01/12*                Chemicals            $35,000        $35,000         $35,262
Language Line Holdings, Inc., 0% / 14.125%,
due 06/15/13*                                       Business Services         13,872          7,082           7,283
Language Line Inc., 11.125% due 06/15/12*           Business Services         14,500         14,181          14,790
                                                                                        -----------  --------------
     Total Corporate Notes/Subordinated Debt                                                $56,263         $57,335
                                                                                        -----------    ------------
           Total Investments                                                               $242,806        $245,421
                                                                                        -----------    ------------
Cash Equivalents - 72.6%
U.S. Treasury Bill, 0.93% due 07/01/04                  Government          $300,000       $300,000        $300,000
U.S. Treasury Bill, 1.015% due 10/07/04                 Government           350,000        349,033         348,758
                                                                                       ------------    ------------
      Total Cash Equivalents                                                               $649,033        $648,758
                                                                                       ------------    ------------

Total Investments  & Cash Equivalents  - 100%                                              $891,839        $894,179
                                                                                       ------------    ------------

(1) None of our portfolio companies is controlled or affiliated as defined by the Investment Company Act of 1940.
(2) Fair value is determined by or under the direction of the Board of Directors of the Company (see Note 2).
(3) Represent floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the LIBOR (London Interbank Offer Rate) or the Prime Rate.

* This security is exempt from registration under Rule 144A of the Securities Act of 1933. This security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.

                       See notes to financial statements.
                                        7

                          Apollo Investment Corporation
                    Notes To Financial Statements (unaudited)
                (in thousands except share and per share amounts)


Note 1.    Organization and Interim Financial Statements

Apollo Investment Corporation ("Apollo Investment"), a Maryland corporation organized on February 2, 2004, is a newly organized closed-end, non-diversified management investment company that has filed an election to be treated as a business development company ("BDC") under the Investment Company Act of 1940. In addition, for tax purposes we have elected to be treated as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended. Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We intend to invest primarily in middle-market companies in the form of mezzanine and senior secured loans, each of which may include an equity component, and, to a lesser extent, by making direct equity investments in such companies.

On April 5, 2004, Apollo Investment closed its initial public offering and sold 62,000,000 shares of its common stock at a price of $15.00 per share, less an underwriting discount and commissions totaling $0.9375 per share. We commenced operations on April 8, 2004 as we received $870.2 million in total net proceeds from the offering.

Interim financial statements are prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period's results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ended March 31, 2005.

Note 2.    Significant Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ.

The significant accounting policies consistently followed by Apollo Investment are:
(a)  Security transactions are accounted for on trade date;
(b) Investments for which market quotations are readily available will be valued at such market quotations; debt and equity securities that are not publicly traded or whose market prices are not readily available will be valued at fair value as determined in good faith by or under the direction of our Board of Directors. Bank debt, senior secured debt and other debt securities with maturities greater than 60 days will be valued by an independent pricing service or at the mean between the bid and ask prices from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). With respect to private equity securities, each investment will be valued using comparisons of financial ratios of the portfolio companies that issued such private equity securities to peer companies that are public. The value will then be discounted to reflect the illiquid nature of the investment. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we will use the pricing indicated by the external event to corroborate our private equity valuation. Because we expect that there will not be a readily available market value for most of the investments in our portfolio, we expect to value substantially all of our portfolio investments at fair value as determined in good faith by or under the direction of our Board using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments, and the differences could be material.

                          Apollo Investment Corporation
              Notes To Financial Statements (unaudited) (continued)
                (in thousands except share and per share amounts)


     With respect to our investments for which market quotations are not readily available, our Board of Directors will undertake a multi-step valuation process each quarter, as described below:

          (1) Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment.
          (2) Preliminary valuation conclusions will then be documented and discussed with our senior management.
          (3) An independent valuation firm engaged by our Board of Directors will review these preliminary valuations.
          (4) The audit committee of our Board of Directors will comment on the preliminary valuation and our investment adviser and independent valuation firm will respond and supplement the preliminary valuation based upon those comments.
          (5) The Board of Directors will discuss valuations and will determine the fair value of each investment in our portfolio in good faith based on the input of our investment adviser, independent valuation firm and audit committee.

     The types of factors that we may take into account in fair value pricing our investments include, as relevant, the nature and realizable value of any collateral, the portfolio company's ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors.

     Determination of fair values involves subjective judgments and estimates. Accordingly, these notes to our financial statements express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

(c) Investments maturing within 60 days are valued at cost plus accreted discount, or minus amortized premium, which approximates value;
(d) Gains or losses on the sale of investments are calculated by using the specific identification method;
(e) Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis;
(f) The Company intends to comply with the applicable provisions of the Internal Revenue Code of 1986, as amended, pertaining to regulated investment companies to make distributions of taxable income sufficient to relieve it from substantially all Federal income and excise taxes;
(g) In accordance with Statement of Position 93-2 Determination, Disclosure, and Financial Statement Presentation of Income, Capital Gain, and Return of Capital Distributions by Investment Companies, book and tax basis differences relating to stockholder distributions and other permanent book and tax differences are reclassified to paid-in capital. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from accounting principles generally accepted in the United States of America;
(h) Dividends and distributions to common stockholders are recorded on the record date. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually.
(i) Origination, facility, commitment, consent and other upfront fees received by the Company on loan agreements or other investments are typically accreted over the remaining term of the loan.

                          Apollo Investment Corporation
              Notes To Financial Statements (unaudited) (continued)
                (in thousands except share and per share amounts)


Note 3.    Agreements

Apollo Investment has entered into an Investment Advisory and Management Agreement with the Investment Adviser, Apollo Investment Management, L.P., under which the Investment Adviser, subject to the overall supervision of Apollo Investment's Board of Directors, will manage the day-to-day operations of, and provide investment advisory services to, Apollo Investment. For providing these services, the Investment Adviser receives a fee from Apollo Investment, consisting of two components--a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.00% of Apollo Investment's gross assets. For services rendered under the Investment Advisory and Management Agreement during the period commencing from the closing of Apollo Investment's initial offering through and including the first six months of operations, the base management fee is payable monthly in arrears. For services rendered under the Investment Advisory and Management Agreement after that time, the base management fee is payable quarterly in arrears. For the first quarter of our operations, the base management fee is calculated based on the initial value of Apollo Investment's gross assets. Subsequently, the base management fee will be calculated based on the average value of Apollo Investment's gross assets at the end of the two most recently completed calendar quarters (we consider the date we commenced operations as a quarter end), and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fees for any partial month or quarter are appropriately pro rated.

The incentive fee has two parts, as follows: one part is calculated and payable quarterly in arrears based on Apollo Investment's pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus Apollo Investment's operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income does not include any realized capital gains computed net of all realized capital losses and unrealized capital depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of Apollo Investment's net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7% annualized). Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 2% base management fee. Apollo Investment pays the Investment Adviser an incentive fee with respect to the Apollo Investment's pre-incentive fee net investment income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which Apollo Investment's pre-incentive fee net investment income does not exceed the hurdle rate; (2) 100% of Apollo Investment's pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter; and (3) 20% of the amount of Apollo Investment's pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are appropriately pro rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter.

The second part of the incentive fee will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Management Agreement, as of the termination date), commencing on December 31, 2004, and will equal 20.0% of Apollo Investment's realized capital gains for the calendar year computed net of all realized capital losses and unrealized capital depreciation at the end of such year. The incentive fee determined as of December 31, 2004 will be calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation for the period ending December 31, 2004.

For the period April 8, 2004 (commencement of operations) through June 30, 2004, the Investment Adviser received $4,013,021 in base investment advisory and management fees from Apollo Investment.

                          Apollo Investment Corporation
              Notes To Financial Statements (unaudited) (continued)
                (in thousands except share and per share amounts)

Apollo Investment has also entered into an Administration Agreement with Apollo Investment Administration, LLC (the "Administrator") under which the Administrator provides administrative services for Apollo Investment. For providing these services, facilities and personnel, Apollo Investment reimburses the Administrator for Apollo Investment's allocable portion of overhead and other expenses incurred by Apollo Administration in performing its obligations under the Administration Agreement, including rent and Apollo Investment's allocable portion of its chief compliance officer and chief financial officer and their respective staffs. The Administrator will also provide on Apollo Investment's behalf managerial assistance to these portfolio companies to which Apollo Investment is required to provide such assistance.

For the period April 8, 2004 (commencement of operations) through June 30, 2004, the Administrator was reimbursed $132,750 in administrative services fees from Apollo Investment.

Note 4.    Organizational and Offering Expenses

A portion of the net proceeds of our initial public offering of 62,000,000 shares of common stock was used for organizational and offering expenses of approximately $252,000 and $1,722,000, respectively. Organizational expenses are expensed as incurred. Offering expenses have been charged against paid-in capital in excess of par. All organizational and offering expenses were borne by Apollo Investment.

Note 5.    Net Asset Value Per Share

At June 30, 2004, the Company's total net assets and net asset value per share were $871,017,054 and $14.05, respectively.

Note 6.    Earnings Per Share

The following information sets forth the computation of basic and diluted net increase (decrease) in stockholders' equity per share resulting from operations for the period April 8, 2004 (commencement of operations) through June 30, 2004:

Numerator for basic and diluted gain per share:     $862,839
Denominator for basic and diluted weighted average shares: 62,000,100

Basic and diluted net increase in stockholders' equity per share resulting from operations: $0.014

Note 7.    Investments

As of June 30, 2004, investments and cash equivalents consisted of the following:
                                                    June 30, 2004
                                                   (in thousands)
                                       -----------------------------------------

                                                 Cost                 Fair Value
                                                 ----                 ----------

Bank Debt/Senior Secured Debt                $186,543                   $188,086

Corporate Notes/Subordinated Debt              56,263                     57,335

Cash Equivalents                              649,033                    648,758
                                         ------------               ------------

Totals                                       $891,839                   $894,179

                          Apollo Investment Corporation
              Notes To Financial Statements (unaudited) (concluded)
                (in thousands except share and per share amounts)


Note 8.    Cash Equivalents

Pending investment in longer-term portfolio holdings, Apollo Investment will make temporary investments in U.S. Treasury bills (of varying maturities) and repurchase agreements as outlined in our prospectus. These temporary investments will be deemed cash equivalents by us and are included in our Schedule of Investments. U.S. Treasury bills with maturities of greater than 60 days from the time of purchase will be marked-to-market as per our valuation policy.

Note 9.    Financial Highlights

The following is a schedule of financial highlights for the period April 8, 2004 (commencement of operations) through June 30, 2004:

Per Share Data:

Net asset value, beginning of period                             $         14.06
                                                               -----------------

      Net investment loss                                                 (0.02)
      Net unrealized appreciation on investments                            0.04
                                                               -----------------

Net increase in stockholders' equity resulting from operations              0.02

Costs related to the initial public offering                              (0.03)
                                                               -----------------

Net asset value at end of period                                 $         14.05
                                                               -----------------

Per share market value at end of period                          $         13.77

Total return (1)                                                         (8.20%)

Shares outstanding at end of period                                   62,000,100

Ratio/Supplemental Data:

Net assets at end of period (in millions)                        $         871.0

Ratio of operating expenses to average net assets (2,3)                    2.63%

Ratio of net operating loss to average net assets (2,3)                    0.74%

(1) Total return is based on the change in market price per share assuming an investment at the initial offering price of $15.00 per share. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company's dividend reinvestment plan. Interim periods are not annualized.
(2) Annualized
(3) Ratios include non-recurring organizational expenses of approximately $252,000 that were expensed as incurred. If such expenses were amortized over the fiscal year, the ratio of operating expenses and ratio of net investment loss would have been 2.54% and 0.64%, respectively.

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Apollo Investment Corporation

We have reviewed the accompanying balance sheet of Apollo Investment Corporation (the "Company") as of June 30, 2004, including the schedule of investments, and the related statements of operations, stockholders' equity, and cash flows for the period April 8, 2004 (commencement of operations) through June 30, 2004. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

/s/  PricewaterhouseCoopers LLP

New York, New York
July 23, 2004

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this report that relate to estimates or expectations of our future performance or financial condition may constitute "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties, including, but not limited to, statements as to:

>> our future operating results;

>> our business prospects and the prospects of our portfolio companies;

>> the impact of investments that we expect to make;

>> the dependence of our future success on the general economy and its impact on the industries in which we invest;

>> the ability of our portfolio companies to achieve their objectives;

>> our expected financings and investments;

>> the adequacy of our cash resources and working capital; and

>> the timing of cash flows, if any, from the operations of our portfolio companies.

We may use words such as "anticipates," "believes," "expects," "intends", "will", "should," "may" and similar expressions to identify forward-looking statements. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made. Additional information regarding these and other risks and uncertainties is contained in our periodic filings with the Securities and Exchange Commission.

Overview

Apollo Investment was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a business development company under the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in "qualifying assets," including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less.

On April 5, 2004, we completed our initial public offering and became an externally managed, non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940. In addition, for tax purposes we have elected to be treated as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended. Pursuant to these elections, we generally will not have to pay corporate-level taxes on any income we distribute to our stockholders.

Portfolio and Investment Activity

We completed our first quarter of operations on June 30, 2004 with our portfolio invested 21.0% in bank debt/senior secured debt, 6.4% in corporate notes/subordinated debt and 72.6% in cash equivalents. Bank debt/senior secured debt typically accrues interest at variable rates determined on the basis of a benchmark LIBOR or prime rate with stated maturities at origination that range from 5 to 10 years. While corporate notes will typically accrue interest at fixed rates, we may also invest in zero coupon or step bonds that accrue income on a constant yield to call or maturity basis. At June 30, 2004, the weighted average yield of our investments (excluding cash equivalents) was 7.35%. The weighted average yield on our bank debt/senior secured debt was 6.3% as our first lien debt averaged 5.0% and our second lien debt averaged 8.4%. The weighted average yield of our corporate notes/subordinated debt was 10.6%. We compute yields using interest rates as of the balance sheet date and include amortization of loan origination fees, original issue discount and market premium or discount, weighted by their respective costs when averaged.

Our board of directors has approved an amendment to our investment policy to eliminate the 5% limitation on investments on foreign securities. Any such investments will be included in our 30% "non-qualifying assets" bucket. This change will be implemented effective as of August 14, 2004.

As a business development company, we must not acquire any assets other than "qualifying assets" specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). If we invest in an issuer that, at the time we make the investment, has outstanding securities as to which a broker or dealer may extend or maintain margin credit or "marginable securities," these acquired assets cannot normally be treated as qualifying assets. This results from the definition of "eligible portfolio company" under the 1940 Act, which in part looks to whether a company has outstanding securities that are eligible for margin credit. Amendments promulgated in 1998 by the Board of Governors of the Federal Reserve System to Regulation T under the Securities Exchange Act of 1934, as amended, or the Exchange Act, expanded the definition of marginable security to include any non-equity security. These amendments have raised questions as to whether a private company that has outstanding debt securities would qualify as an eligible portfolio company. We note that under applicable self-regulatory organization rules that govern the ability of brokers and dealers to extend margin credit, many non-equity securities issued by private companies may not be effectively marginable.

To date, we do not believe that either the SEC or its staff has taken any public position with respect to the issues discussed above. We continue to monitor this issue closely and intend to adjust our investment focus as needed to comply with and/or take advantage of any future administrative position, judicial decision or legislative action.

Results of Operations

We commenced operations on April 8, 2004 and therefore have no period which to compare results for the quarter ended June 30, 2004.

Operating Income

Investment income was modest during our initial quarter of operations as it largely reflects income generated from invested cash and cash equivalents. Investment income totaled $3.81 million for the period April 8, 2004 (commencement of operations) through June 30, 2004. Approximately $1.63 million of income was attributable to invested cash and cash equivalents and $2.18 million was attributable to investments in bank debt/senior secured and corporate notes/subordinated debt. Non-recurring other fee income of $180,000, representing closing and/or commitment fees associated with investments in portfolio companies, will be accreted into operating income over the term of the specific loan. For the period ended June 30, 2004, approximately $2,000 was recognized as other income. As we continue investing the net proceeds from the initial offering, we expect that we will generate additional income at rates greater than the rates we received on cash and cash equivalents during this initial period.

Operating Expenses

Operating expenses for the period April 8, 2004 (commencement of operations) through June 30, 2004 were approximately $5.28 million. This amount consisted of investment advisory and management fees, insurance expenses, administrative services fees, professional fees, directors' fees and other general and administrative expenses. It also included a non-recurring charge of approximately $252,000 in expenses related to the organization of the Company.

The investment advisory fee for the quarter was approximately $4.01 million representing the base fee as provided for in the investment advisory and management agreement. Administrative services fees accrued under the Administrative Services Agreement were approximately $175,000.

Net Operating Loss

The Company's net operating loss was approximately $1.477 million for the period April 8, 2004 (commencement of operations) through June 30, 2004.

Net Unrealized Appreciation on Investments and Cash Equivalents

As of June 30, 2004, the Company's investments had net unrealized appreciation of $2.34 million. Net unrealized appreciation on our bank debt/senior secured debt and corporate notes/subordinated debt totaled $1.54 million and $1.07 million, respectively. Our Company also had unrealized depreciation of $0.27 million on U.S. Treasury Bills that were marked-to-market.

Net Increase in Stockholders' Equity From Operations

The Company had a net increase in stockholders' equity resulting from operations of $0.863 million for the period April 8, 2004 (commencement of operations) through June 30, 2004. Based on a weighted-average of 62,000,100 shares outstanding, our net change in stockholders' equity from operations per share was $0.014.

Financial Condition, Liquidity and Capital Resources

We generated cash primarily from the net proceeds of our initial offering as well as cash flows from operations, including income earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. In the future, we may also fund a portion of our investments through borrowings from banks and issuances of senior securities. We do not expect to incur such indebtedness until the proceeds of our initial public offering have been substantially invested. In the future, we may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

We anticipate that substantially all of the net proceeds of our initial public offering will be invested by the end of our first fiscal year. At that time, we expect that our portfolio will primarily consist of senior secured loans as we anticipate that we will be able to invest in such loans more rapidly than we can invest in mezzanine loans. We can offer no assurances that we will be able to invest all of our net proceeds within this time frame, as our investment outlook will depend on the availability of appropriate investment opportunities consistent with our investment objective and other market conditions.

Dividends

We have elected to be taxed as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986. In order to maintain our status as a regulated investment company, we are required to (1) distribute at least 90% of our investment company taxable income and (2) distribute at least 98% of our income (both ordinary income and net capital gains) to avoid an excise tax. We intend to make distributions to our stockholders on a quarterly basis of substantially all of our net operating income. We also intend to make distributions of net realized capital gains, if any, at least annually.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings when applicable to us as a business development company under the Investment Company Act of 1940 and due to provisions in our credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our status as a regulated investment company. We cannot assure stockholders that they will receive any distributions or distributions at a particular level.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. We expect that many of the loans in our portfolio will have floating rates. To date, a significant percentage of our assets is invested in short-term U.S. Treasury bills. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our Ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the period April 8, 2004 (commencement of operations) through June 30, 2004, we did not engage in hedging activities.

Item 4.    Controls and Procedures

As of the end of the period covered by this report, Apollo Investment carried out an evaluation, under the supervision and with the participation of AIC's management, including AIC's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of AIC's disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that AIC's current disclosure controls and procedures are effective in timely alerting them of material information relating to AIC that is required to be disclosed by AIC in the reports it files or submits under the Securities Exchange Act of 1934.

There have been no changes in AIC's internal control over financial reporting that occurred during the period April 8, 2004 (commencement of operations) through June 30, 2004 that have materially affected, or are reasonably likely to materially affect, AIC's internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

We are not a defendant in any material pending legal proceeding, and no such material proceedings are known to be contemplated.

Item 2.    Changes in Securities and Use of Proceeds

On April 5, 2004, our registration statement on Form N-2 (SEC File No. 333-112591), for the initial public offering of 62,000,000 shares of our common stock became effective. All 62,000,000 shares were sold upon completion of the initial public offering at an aggregate offering price of $930.0 million, reflecting an initial offering price of $15.00 per share. UBS Investment Bank, Citigroup and JPMorgan acted as Joint Book-Running Managers. Wachovia Securities, Banc of America Securities LLC, Legg Mason Wood Walker and RBC Capital Markets also acted as underwriters for the initial public offering.

In connection with the initial public offering, we registered and offered the underwriters an option to purchase an additional 9.3 million shares of common stock at the $15 per share offering price. The underwriters did not exercise this option.

Underwriting discounts and commissions for the shares sold in the initial public offering totaled $58.1 million. In connection with the initial public offering, we incurred expenses of approximately $1.7 million. None of these expenses were paid directly or indirectly to our directors, officers or associates, or to persons owning 10% or more of our common stock or that of other affiliates. After deducting underwriting discounts and commissions and other expenses, we received net proceeds of $870.2 million from the initial public offering.

The primary purposes of the initial public offering was to obtain capital with which to invest primarily in mezzanine loans and senior secured loans of U.S. middle-market companies. (These companies typically have annual revenues between $50 million and $1 billion.) We have invested the net proceeds from the initial public offering primarily in short-term U.S. Treasury securities while we execute the investment strategy as outlined in our Registration Statement on Form N-2. As of June 30, 2004, we had invested approximately $243 million in bank debt and corporate notes/subordinated debt as disclosed within our consolidated Schedule of Investments included in this report under Item 1 of
Part 1.

We did not repurchase any shares of our common stock during the period April 8, 2004 (commencement of operations) through June 30, 2004.

Item 3.    Defaults Upon Senior Securities

Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.    Other Information

Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

     (a)  Exhibits

Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

   Exhibit
   Number                                          Description of Document
   --------    -----------------------------------------------------------------

        3.1 Articles of Amendment and Restatement (Incorporated by reference to Pre-Effective Amendment No. 3 to the Registrant's Registration Statement on Form N-2 (File No. 333-112591) filed on April 1,
               2004).

        3.2 Amended and Restated Bylaws (Incorporated by reference to Pre-Effective Amendment No. 3 to the Registrant's Registration Statement on Form N-2 (File No. 333-112591) filed on April 1,
               2004).

        4.1 Form of Stock Certificate (Incorporated by reference to Pre-Effective Amendment No. 1 to the Registrant's Registration Statement on form N-2 (File No. 333-112591) filed on March 12, 2004.

        10.1 Investment Advisory and Management Agreement between Registrant and Apollo Investment Management, L.P. (Incorporated by reference to Pre-Effective Amendment No. 3 to the Registrant's Registration Statement on Form N-2 (File No. 333-112591) filed on April 1,
               2004).

        10.2 Custodian Agreement between Registrant and JPMorgan Chase Bank (Incorporated by reference to Pre-Effective Amendment No. 3 to the Registrant's Registration Statement on Form N-2 (File No. 333-112591) filed on April 1, 2004).

        10.3 Administration Agreement between Registrant and Apollo Investment Administration, LLC (Incorporated by reference to Pre-Effective Amendment No. 3 to the Registrant's Registration Statement on Form N-2 (File No. 333-112591) filed on April 1, 2004).

        10.4 Form of Transfer Agency and Service Agreement between Registrant and American Stock Transfer & Trust Company (Incorporated by reference to Pre-Effective Amendment No. 3 to the Registrant's Registration Statement on Form N-2 (File No. 333-112591) filed on April 1, 2004).

        10.5*  License Agreement between Registrant and Apollo Management, L.P.

        11.1 Computation of Per Share Earnings (included in notes to the financial statements included in this report).

        14.1*  Code of Conduct

        31.1* Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

        31.2* Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

        32.1* Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

        32.2* Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

 * Submitted herewith




     (b)  Reports on Form 8-K

      On April 6, 2004, we filed a current report on Form 8-K, pursuant to Item 9 reporting the issuance of a press release, announcing our initial public offering.

      On May 5, 2004, we filed a current report on Form 8-K, pursuant to Item 9 reporting the issuance of a press release, announcing that the Board of Directors has elected Bradley J. Wechsler to serve as a Director of the Company.

      On June 1, 2004, we filed a current report on Form 8-K, pursuant to Item 9 reporting the issuance of a press release, announcing that Richard L. Peteka has joined the Company to serve as its Chief Financial Officer.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 11, 2004.





                                 APOLLO INVESTMENT CORPORATION



                                           By:  /s/ MICHAEL S. GROSS
                                           -------------------------------

                                           Michael S. Gross
                                           President, Chief Executive Officer
                                           and Chairman of the Board



                                           By: /s/ RICHARD L. PETEKA
                                           -------------------------------

                                           Richard L. Peteka
                                           Chief Financial Officer and Treasurer