Form 10-Q
period 2004-09-30
APOLLO INVESTMENT CORP
filed 2004-11-08
CIK 1278752

FORM 10-Q

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 2004

 | | Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                       Commission File Number: 333-112591

                          APOLLO INVESTMENT CORPORATION
             (Exact name of registrant as specified in its charter)

               Maryland                                    52-2439556
           [GRAPHIC OMITTED]                            [GRAPHIC OMITTED]
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)

           9 West 57th Street,
               43rd floor,
             New York, N.Y.                                    10019
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

      The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of September 30, 2004 was 62,079,760.



-------------------------------------------------------------------------------

                          APOLLO INVESTMENT CORPORATION
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2004
                                TABLE OF CONTENTS



PART I    FINANCIAL INFORMATION                                            PAGE


Item 1. FINANCIAL STATEMENTS (unaudited)                                      3

        Balance Sheet as of September 30, 2004                                3

        Statement of Operations for the quarter ended September 30, 2004
        and for the period April 8, 2004* through September 30, 2004          4

        Statement of Stockholders' Equity for the period April 8, 2004*
        through September 30, 2004                                            5

        Statement of Cash Flows for the period April 8, 2004* through
        September 30, 2004                                                    6

        Schedule of Investments as of September 30, 2004                      7

        Notes to Financial Statements                                         9

        Report of Independent Registered Public Accounting Firm              14

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                            15

Item 3. Quantitative and Qualitative Disclosures About Market Risk           18

Item 4. Controls and Procedures                                              18


PART II   OTHER INFORMATION

Item 1. Legal Proceedings                                                    18

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases
        of Equity Securities                                                 18

Item 3. Defaults upon Senior Securities                                      19

Item 4. Submission of Matters to a Vote of Security Holders                  19

Item 5. Other Information                                                    19

Item 6. Exhibits and Reports on Form 8-K                                     19

        Signatures                                                           20

* Commencement of operations



                                        2
-------------------------------------------------------------------------------

PART I.    FINANCIAL INFORMATION

      In this Quarterly Report, "Company", "AIC", "Fund", "we", "us" and "our" refer to Apollo Investment Corporation unless the context otherwise states.

Item 1.    Financial Statements (unaudited)

                          Apollo Investment Corporation
                            Balance Sheet (unaudited)
                    (in thousands, except per share amounts)

                                                                 September 30,
                                                                     2004
                                                                  (unaudited)
Assets

Cash                                                      $            644

Cash equivalents, at fair value (cost - $1,141,697)              1,141,620

Investments, at fair value (cost - $403,152)                       409,093

Interest receivable                                                  4,950

Other assets                                                           799
                                                               -----------

      Total assets                                        $      1,557,106

Liabilities

Payable for investments purchased                         $        679,595

Management fee payable                                               1,434

Accrued expenses                                                       945
                                                               -----------

         Total liabilities                                $        681,974



Stockholders' Equity

Common stock, par value $.001 per share, 100,000,000
 common shares authorized, 62,079,760 issued and
 outstanding                                              $             62
Paid-in capital in excess of par                                   871,211

Accumulated net investment income                                      786

Dividends paid to stockholders                                      (2,790)

Accumulated net realized losses                                         (1)

Net unrealized appreciation                                          5,864
                                                               -----------
                                                                   875,132
     Total stockholders' equity                           $
                                                               -----------


     Total liabilities and stockholders' equity           $      1,557,106


                       See notes to financial statements.

-------------------------------------------------------------------------------

                          Apollo Investment Corporation
                       Statement of Operations (unaudited)
                    (in thousands, except per share amounts)



                                              Quarter         April 8, 2004*
                                               Ended             through
                                        September 30, 2004  September 30, 2004
                                        ------------------  ------------------
Operating Income

      Interest income                            $7,865             $11,670
      Other income                                   24                  26
                                               --------          ----------
             Total operating income               7,889              11,696

Operating Expenses
     Management fees                             $4,398              $8,411
     Insurance expenses                             404                 773
     General and administrative expenses            824               1,726
                                               --------          ----------
             Total operating expenses             5,626              10,910
                                               --------          ----------



Net operating income before investment
  gains and losses                               $2,263                $786
Net realized loss on investments                     (1)                 (1)
Net change in unrealized appreciation             3,524               5,864
                                               --------          ----------

   Net increase in stockholders' equity
     resulting from operations                   $5,786              $6,649

Earnings per common share (see note 6)           $0.093              $0.107

* Commencement of operations






                      See notes to financial statements.

--------------------------------------------------------------------------------

                          Apollo Investment Corporation
                  Statement of Stockholders' Equity (unaudited)
            For the period April 8, 2004* through September 30, 2004
                          (in thousands, except shares)


                                            Common Stock
                                                                Paid-in Capital                         Total
                                                                   in Excess        Accumulated     Stockholders'
                                         Shares      Amount         of Par            Earnings          Equity
                                         ------      ------      --------------     -----------     --------------
Balance at April 8, 2004*                      100        $0               $1                $0             $1

Issuance of common stock from public
offering (net of underwriting costs)    62,000,000        62          871,813                          871,875

Offering costs                                                         (1,722)                          (1,722)

Net increase in stockholders' equity
resulting from operations                                                                 6,649          6,649

Shares issued in
connection with
dividend reinvestment
plan                                        79,660         0            1,119                            1,119

Dividends declared                                                                       (2,790)        (2,790)
                                      ------------ ---------      -----------        -----------     ----------

Balance at September 30, 2004           62,079,760       $62         $871,211            $3,859       $875,132


* Commencement of operations







                       See notes to financial statements.

                                        5
-------------------------------------------------------------------------------

                          Apollo Investment Corporation
                       Statement of Cash Flows (unaudited)
                                 (in thousands)

                                                             For the period
                                                          April 8, 2004* through
                                                           September 30, 2004

Cash Flows from Operating and Investing Activities:

   Net Increase in Stockholders' Equity
     Resulting from Operations                                           $6,649
   Adjustments to reconcile net increase:
       Increase in interest receivable                                   (4,950)
       Increase in pre-paid assets                                         (799)
       Increase in management fee payable                                 1,434
       Increase in accrued expenses                                         945
       Payable for cash equivalents purchased                           649,595
       Payable for investments purchased                                 30,000
       Purchase of investment securities                               (403,152)
       Unrealized appreciation on investments                            (5,941)
       Net realized loss on investments                                       1
                                                                     ----------
           Net Cash Used by Operating and Investing Activities         $273,782

Cash Flows from Financing Activities:
       Net proceeds from the issuance of common stock                  $871,875
       Offering costs from the issuance of common stock                  (1,722)
           Dividends paid in cash                                        (1,672)
                                                                     ---------
           Net Cash Provided by Financing Activities                   $868,481

NET INCREASE IN CASH AND CASH EQUIVALENTS                            $1,142,263
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                1
                                                                     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $1,142,264


* Commencement of operations


                       See notes to financial statements.

                                        6
-------------------------------------------------------------------------------

                          Apollo Investment Corporation
                       Schedule of Investments (unaudited)
                               September 30, 2004
                     (in thousands, except warrants/shares)



                                                                       Principal
               Portfolio Company (1)                    Industry         Amount           Cost      Fair Value (2)
               ---------------------                    --------         ------           ----      --------------
Subordinated Debt/Corporate Notes - 13.7%
------------------------------------------
Anthony International, 13.50%, due 09/01/12          Manufacturing            $9,500          $9,359         $9,500
Invista Corporation, 9.25%, due 05/01/12               Chemicals              35,000          35,000         37,450
Language Line Holdings, Inc., 0% / 14.125%,
due 06/15/13                                       Business Services          16,867           8,954          9,108
Language Line Inc., 11.125%, due 06/15/12          Business Services          14,500          14,187         14,935
N.E.W. Customer Service Companies Inc., 12.50%,
due 08/17/11                                       Consumer Services          26,680          23,309         23,276
N.E.W. Customer Service Companies Inc., 14.00%
Convertible, due 08/17/13                          Consumer Services           8,320           8,320          8,320
TDS Logistics, Inc., 14.75%, due 02/26/10              Logistics              17,500          17,199         17,500
                                                                                         ----------- --------------
     Total Subordinated Debt/Corporate Notes                                                $116,328       $120,089
                                                                                         ----------- --------------
Common Stock/Warrants- .7%                                           Warrants/Shares
N.E.W. Customer Service Companies Inc.             Consumer Services  1,105,961 wts.          $3,404         $3,404
TDS Logistics Inc.                                     Logistics        250,000 shs.           2,500          2,500
                                                                                         ----------- --------------
                                                                                              $5,904         $5,904
                                                                       Principal
                                                                         Amount
Bank Debt/Senior Secured Debt (3) - 32.3%
Amerco Corp., due 02/27/09                           Transportation          $14,925         $15,145        $15,270
Anthony International, due 09/01/11                  Manufacturing            13,000          12,871         13,000
Charter Communications, due 04/21/11                    Cable TV              24,937          24,937         24,776
Cygnus Business Media, Inc., due 07/12/09                Media                15,000          14,929         14,962
Cygnus Business Media, Inc., due 01/12/10                Media                10,000           9,905          9,975
Directed Electronics, due 06/17/10                    Electronics              4,988           4,987          5,025
EuroFresh, due 05/14/10                               Agriculture             25,000          24,668         24,875
Grand Vehicle Works Holding Corp., due 07/23/11      Manufacturing            10,000          10,000          9,950
Language Line Inc., due 06/11/11                   Business Services           6,908           6,891          6,990
Mueller Group Inc., due 11/01/11 [diamond symbol]      Industrial             17,000          17,000         17,425
NES Rentals Holdings Inc., due 08/17/10             Equipment Rental          25,000          25,000         25,094
                                                        Vitamins,
Phillips Health, LLC, due 08/23/10                    Supplements             15,000          15,000         15,000
                                                       Vitamins,
Phillips Health, LLC, due 08/20/11                    Supplements             15,000          15,000         15,000
Prestige Brands Inc., due 10/06/11                 Consumer Products          20,000          20,000         20,467
RanPak Corporation, due 03/31/10                       Packaging               4,875           4,875          4,881
RanPak Corporation, due 11/26/10                       Packaging              18,000          17,830         17,910
Ripplewood Phosphorus, LLC, due 07/20/11               Chemicals               6,982           6,982          7,052
Sealy Mattress Co., due 04/06/13                   Consumer Products          10,000          10,000         10,163
United Industries Corporation, due 04/30/11        Consumer Products          14,925          14,925         15,135
United Industries Corporation, due 10/31/11        Consumer Products           9,975           9,975         10,150
                                                                                         -----------   ------------
       Total Bank Debt/Senior Secured Debt                                                  $280,920       $283,100
                                                                                         -----------   ------------
           Total Investments                                                                $403,152       $409,093
                                                                                         -----------   ------------



                       See notes to financial statements.
                                        7

-------------------------------------------------------------------------------

                          Apollo Investment Corporation
                 Schedule of Investments (unaudited) (continued)
                               September 30, 2004
                          (in thousands, except shares)


Cash Equivalents - 130.5%
U.S. Treasury Bill, 1.03%, due 10/07/04                 Government          $204,000       $203,966        $203,945
U.S. Treasury Bill, 1.62%, due 10/15/04                 Government           650,000        649,595         649,595
U.S. Treasury Bill, 1.50%, due 11/26/04                 Government           140,000        139,679         139,650
U.S. Treasury Bill, 1.61%, due 12/23/04                 Government           149,000        148,457         148,430
                                                                                       ------------  --------------
      Total Cash Equivalents                                                             $1,141,697      $1,141,620
                                                                                       ------------  --------------

Total Investments  & Cash Equivalents  - 177.2%                                          $1,544,849      $1,550,713


Liabilities in excess of other assets - (77.2%)                                                           (675,581)
                                                                                                     --------------

Net Assets - 100%                                                                                          $875,132



(1) None of our portfolio companies are controlled or affiliated as defined by the Investment Company Act of 1940.
(2) Fair value is determined by or under the direction of the Board of Directors of the Company (see Note 2).
(3) Represent floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the LIBOR (London Interbank Offer
    Rate) or the Prime Rate.

[diamond symbol] These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.







                      See notes to financial statements.

-------------------------------------------------------------------------------

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

The significant accounting policies consistently followed by Apollo Investment are:
(a)      Security transactions are accounted for on the trade date;
(b) Investments for which market quotations are readily available are valued at such market quotations; debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by or under the direction of our Board of Directors. Bank debt, senior secured debt and other debt securities with maturities greater than 60 days are valued by an independent pricing service or at the mean between the bid and ask prices from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). With respect to private equity securities, each investment is valued using comparisons of financial ratios of the portfolio companies that issued such private equity securities to peer companies that are public. The value is then discounted to reflect the illiquid nature of the investment. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we will use the pricing indicated by the external event to corroborate our private equity valuation. Because we expect that there will not be a readily available market value for most of the investments in our portfolio, we expect to value substantially all of our portfolio investments at fair value as determined in good faith by or under the direction of our Board using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.


                                        9
-------------------------------------------------------------------------------

                          Apollo Investment Corporation
              Notes To Financial Statements (unaudited) (continued)
                (in thousands except share and per share amounts)


     With respect to our investments for which market quotations are not readily available, our Board of Directors undertakes a multi-step valuation process each quarter, as described below:

     (1) Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment.

     (2) Preliminary valuation conclusions are then documented and discussed with our senior management.

     (3) An independent valuation firm engaged by our Board of Directors reviews these preliminary valuations.

     (4) The audit committee of our Board of Directors comments on the preliminary valuation and our investment adviser and independent valuation firm responds and supplements the preliminary valuation based upon those comments.

     (5) The Board of Directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of our investment adviser, independent valuation firm and audit committee.

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

(c) Investments purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates value;
(d) Gains or losses on the sale of investments are calculated by using the specific identification method;
(e) Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis;
(f) The Company intends to comply with the applicable provisions of the Internal Revenue Code of 1986, as amended, pertaining to regulated investment companies to make distributions of taxable income sufficient to relieve it from substantially all Federal income and excise taxes;
(g) In accordance with Statement of Position 93-2 Determination, Disclosure, and Financial Statement Presentation of Income, Capital Gain, and Return of Capital Distributions by Investment Companies, book and tax basis differences relating to stockholder distributions and other permanent book and tax differences are reclassified to paid-in capital. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from accounting principles generally accepted in the United States of America;
(h) Dividends and distributions to common stockholders are recorded on the record date. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually.
(i) Origination, facility, commitment, consent and other upfront fees received by the Company on loan agreements or other investments are typically accreted over the remaining term of the loan.



                                       10
-------------------------------------------------------------------------------

                          Apollo Investment Corporation
              Notes To Financial Statements (unaudited) (continued)
                (in thousands except share and per share amounts)


Note 3.    Agreements

Apollo Investment has entered into an Investment Advisory and Management Agreement with the Investment Adviser, Apollo Investment Management, L.P., under which the Investment Adviser, subject to the overall supervision of Apollo Investment's Board of Directors, will manage the day-to-day operations of, and provide investment advisory services to, Apollo Investment. For providing these services, the Investment Adviser receives a fee from Apollo Investment, consisting of two components--a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.00% of Apollo Investment's gross assets. For services rendered under the Investment Advisory and Management Agreement during the period commencing from the closing of Apollo Investment's initial offering through and including the first six months of operations, the base management fee is payable monthly in arrears. For services rendered under the Investment Advisory and Management Agreement after that time, the base management fee is payable quarterly in arrears. For the first quarter of our operations, the base management fee is calculated based on the initial value of Apollo Investment's gross assets. Subsequently, the base management fee will be calculated based on the average value of Apollo Investment's gross assets at the end of the two most recently completed calendar quarters (we consider the date we commenced operations as a quarter end), and will be appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fees for any partial month or quarter are appropriately pro rated.

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

For the period April 8, 2004 (commencement of operations) through September 30, 2004, the Investment Adviser received $8,410,772 in base investment advisory and management fees from Apollo Investment.




                                       11
-------------------------------------------------------------------------------

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

For the period April 8, 2004 (commencement of operations) through September 30, 2004, the Administrator was reimbursed $187,160 in administrative services fees from Apollo Investment.

Note 4.    Organizational and Offering Expenses

A portion of the net proceeds of our initial public offering of 62,000,000 shares of common stock was used for organizational and offering expenses of $252,311 and $1,722,565, respectively. Organizational expenses were expensed as incurred. Offering expenses have been charged against paid-in capital in excess of par. All organizational and offering expenses were borne by Apollo Investment.

Note 5.    Net Asset Value Per Share

At September 30, 2004, the Company's total net assets and net asset value per share were $875,131,731 and $14.10, respectively.

Note 6.    Earnings Per Share

The following information sets forth the computation of basic and diluted net increase (decrease) in stockholders' equity per share resulting from operations for the period April 8, 2004 (commencement of operations) through September 30, 2004:

Numerator for basic and diluted gain per share:     $6,648,589
Denominator for basic and diluted weighted average shares: 62,000,100

Basic and diluted net increase in stockholders' equity per share resulting from operations: $0.107

Note 7.    Investments

As of September 30, 2004, investments and cash equivalents consisted of the following:
                                                     September 30, 2004
                                                        (in thousands)

                                              ---------------------------------
                                                      Cost           Fair Value

Subordinated Debt/Corporate Notes                 $116,328           $120,089
Common Stock/Warrants                                5,904              5,904
Bank Debt/Senior Secured Debt                      280,920            283,100
Cash Equivalents                                 1,141,697          1,141,620
                                               ------------        ------------
Totals                                          $1,544,849         $1,550,713



                                       12
--------------------------------------------------------------------------------

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

Note 9.    Financial Highlights

The following is a schedule of financial highlights for the period April 8, 2004 (commencement of operations) through September 30, 2004:


Per Share Data:

Net asset value, beginning of period                              $      14.06
                                                                     ----------
      Net investment income                                               0.01
      Net unrealized appreciation on investments                          0.10
                                                                     ----------
Net increase in stockholders' equity resulting from operations            0.11
Dividends to shareholders                                                (0.04)
Costs related to the initial public offering                             (0.03)
                                                                     ----------
Net asset value at end of period                                  $      14.10
                                                                     ==========
Per share market value at end of period                           $      14.15
Total return (1)                                                         (5.36%)
Shares outstanding at end of period                                 62,079,760

Ratio/Supplemental Data:
Net assets at end of period (in millions)                         $       875.1
Ratio of operating expenses to average net assets (2)                     2.60%
Ratio of net operating income to average net assets (2)                   0.19%

(1) Total return is based on the change in market price per share assuming an investment at the initial offering price of $15.00 per share. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company's dividend reinvestment plan. Interim periods are not annualized.
(2) Annualized


                                       13
-------------------------------------------------------------------------------

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Apollo Investment Corporation:

We have reviewed the accompanying balance sheet of Apollo Investment Corporation (the "Company") as of September 30, 2004, including the schedule of investments, and the related statements of operations for the three-month period ended September 30, 2004, and for the period April 8, 2004 (commencement of operations) through September 30, 2004, and of stockholders' equity, and the statement of cash flows for the period April 8, 2004 (commencement of operations) through September 30, 2004. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/  PricewaterhouseCoopers LLP

New York, New York
November 8, 2004






                                      14
-------------------------------------------------------------------------------

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

Portfolio and Investment Activity

September 30, 2004 marks the completion of our second fiscal quarter of operations. During the three months, we invested approximately $161 million in the aggregate across seven new portfolio companies and increased our investment in two others. More specifically, we invested $65 million in the aggregate in the mezzanine debt of Anthony International and the mezzanine debt and equity of N.E.W. Customer Service Companies and TDS Logistics. Anthony International is a leading manufacturer of glass refrigerator and freezer doors and related accessories. N.E.W. Customer Service Companies is the nation's leading independent provider of extended service warranties for retailers, utilities, manufacturers, credit card issuers, and other service providers. TDS Logistics is a diversified automotive logistics company. The weighted average yield on these mezzanine debt investments is 14.9%. Our subordinated debt/corporate note investments yielded 10.6% at June 30, 2004. We also invested $95 million in the aggregate in the senior

                                       15
-------------------------------------------------------------------------------
secured debt of Grand Vehicle Works Holding Corp., NES Rentals Holdings, Inc., Anthony International, Phillips Health, LLC, Ripplewood Phosphorus, LLC and added to our investment in United Industries Corporation. These senior secured debt investments had a weighted average yield of 7.6%. Our senior secured debt investments yielded 6.3% at June 30, 2004.

The weighted average yield on all our debt investments (excluding cash equivalents) was 8.78% at September 30, 2004 versus 7.35% at June 30, 2004. The weighted average yield on our bank debt/senior secured debt was 6.9% at September 30, 2004 versus 6.3% at June 30, 2004. Our subordinated debt/corporate notes yielded 12.8% at September 30, 2004 versus 10.6% at June 30, 2004. Yields are computed using interest rates as of the balance sheet date and include amortization of loan origination fees, original issue discount and market premium or discount, weighted by their respective costs when averaged.

Through September 30, 2004, we invested approximately $404 million of the net proceeds from our initial public offering. Net proceeds were invested 13.5% in subordinated debt/corporate notes, 0.5% in common stock/warrants and 32.4% in bank debt/senior secured debt. The remaining initial capital was invested in cash equivalents.

Bank debt/senior secured debt typically accrues interest at variable rates determined on the basis of a benchmark LIBOR or prime rate with stated maturities at origination that range from 5 to 10 years. While subordinated debt/corporate notes will typically accrue interest at fixed rates, some of these investments may include zero coupon, PIK and/or step bonds that accrue income on a constant yield to call or maturity basis.

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

Our board of directors approved an amendment to our investment policy to eliminate the 5% limitation on investments on foreign securities. Any such investments are included in our 30% "non-qualifying assets" bucket. This change was implemented as of August 14, 2004.


Results of Operations

Operating Income

Investment income totaled $7.9 million for the quarter versus $3.8 million for the quarter ended June 30, 2004. For the period April 8, 2004 (commencement of operations) through September 30, 2004, gross investment income totaled $11.7 million. Non-recurring other fee income of $933,750, representing closing and/or commitment fees associated with investments in portfolio companies, is accreted into operating income over the respective terms of the applicable loans. For the period April 8, 2004 (commencement of operations) through September 30, 2004, $25,837 of the $933,750 received was recognized as other income. As we continue investing the net proceeds from the initial offering, we expect to continue generating additional income at rates greater than the rates we receive on cash and cash equivalents.



                                       16
-------------------------------------------------------------------------------

Operating Expenses

Operating expenses totaled $5.6 million for the quarter ended September 30, 2004 versus $5.3 million for the quarter ended June 30, 2004. For the period April 8, 2004 (commencement of operations) through September 30, 2004, operating expenses totaled $10.9 million. This amount consisted of investment advisory and management fees, insurance expenses, administrative services fees, professional fees, directors' fees and other general and administrative expenses. It also included a non-recurring charge of $252,311 in expenses related to the organization of the Company. The investment advisory fee for the quarter was $4.4 million versus $4.0 million for the quarter ended June 30, 2004 and represented the base fee as provided for in the investment advisory and management agreement. Administrative services fees accrued for the quarter were $273,000 versus $175,000 for the quarter ended June 30, 2004.

Net Operating Income

The Company's net operating income was $2.26 million for the quarter ended September 30, 2004 versus a net operating loss of $1.48 million for the quarter ended June 30, 2004. For the period April 8, 2004 (commencement of operations) through September 30, 2004, net operating income was $785,968.

Net Unrealized Appreciation on Investments and Cash Equivalents

For the quarter ended September 30, 2004, the Company's investments had an increase in net unrealized appreciation of $3.52 million versus $2.34 million for the quarter ended June 30, 2004. At September 30, 2004, net unrealized appreciation totaled $5.86 million of which $2.18 million was attributable to net unrealized appreciation on our bank debt/senior secured debt and $3.76 million was attributable to our subordinated debt/corporate notes. The Company's cash equivalents had net unrealized depreciation of approximately $77,000.

Net Realized Losses on Repayments

The Company had partial principal repayments of $347,011 for the quarter ended September 30, 2004 versus $125,000 for the quarter ended June 30, 2004. Net losses for the quarter totaled $322 versus $368 for the quarter ended June 30, 2004. For the period April 8, 2004 (commencement of operations) through September 30, 2004, the Company had total principal repayments of $472,011 and net realized losses of $690.

Net Increase in Stockholders' Equity From Operations

For the quarter ended September 30, 2004, the Company had a net increase in stockholders' equity resulting from operations of $5.79 million versus $863,000 for the quarter ended June 30, 2004. For the period April 8, 2004 (commencement of operations) through September 30, 2004, the Company had a total net increase in stockholders' equity resulting from operations of $6.65 million. Based on a weighted-average shares outstanding of 62,000,100, our net change in stockholders' equity from operations per share was $0.093 for the quarter ended September 30, 2004 versus $0.014 for the quarter ended June 30, 2004. Our net change in stockholders' equity from operations was $0.107 per share for the period April 8, 2004 (commencement of operations) through September 30, 2004.

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


                                       17
-------------------------------------------------------------------------------

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. We expect that many of the loans in our portfolio will have floating rates. To date, a significant percentage of our assets is invested in short-term U.S. Treasury bills. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the period April 8, 2004 (commencement of operations) through September 30, 2004, we did not engage in hedging activities.

Item 4.    Controls and Procedures

As of the end of the period covered by this report, Apollo Investment carried out an evaluation, under the supervision and with the participation of AIC's management, including AIC's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of AIC's disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that AIC's current disclosure controls and procedures are effective in timely alerting them of material information relating to AIC that is required to be disclosed by AIC in the reports it files or submits under the Securities Exchange Act of 1934. There have been no changes in AIC's internal control over financial reporting that occurred during the period April 8, 2004 (commencement of operations) through September 30, 2004 that have materially affected, or are reasonably likely to materially affect, AIC's internal control over financial reporting.

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

                                       18
-------------------------------------------------------------------------------

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

The primary purpose of the initial public offering was to obtain capital with which to invest primarily in mezzanine loans and senior secured loans of U.S. middle-market companies. (These companies typically have annual revenues between $50 million and $1 billion.) We have invested the net proceeds from the initial public offering primarily in short-term U.S. Treasury securities while we execute the investment strategy as outlined in our Registration Statement on Form N-2. As of September 30, 2004, we had invested approximately $404 million in bank debt, subordinated debt/ corporate notes, equity and warrants as disclosed within our Schedule of Investments included in this report under Item 1 of Part 1 and our Notes to Financial Statements.

We did not repurchase any shares of our common stock during the period April 8, 2004 (commencement of operations) through September 30, 2004.


Item 3.    Defaults Upon Senior Securities

Not Applicable


Item 4.    Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.    Other Information

Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

     (a)  Exhibits

Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

  Exhibit
   Number                          Description of Document
------------     --------------------------------------------------------------

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

   10.5 License Agreement between Registrant and Apollo Management, L.P. (Incorporated by reference to the Registrant's Quarterly Report filed on Form 10-Q (File No. 814-00646) filed on August 11, 2004).

   11.1 Computation of Per Share Earnings (included in notes to the financial statements included in this report).

   31.1*         Certification of Chief Executive Officer Pursuant to
                 Rule 13a-14(a) under the Securities Exchange Act of 1934.

   31.2*         Certification of Chief Financial Officer Pursuant to
                 Rule 13a-14(a) under the Securities Exchange Act of 1934.

   32.1*         Certification of Chief Executive Officer Pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.1350).

   32.2*         Certification of Chief Financial Officer Pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.1350).

 * Submitted herewith

                                       19
-------------------------------------------------------------------------------



     (b)  Reports on Form 8-K

      On July 29, 2004, we filed a current report on Form 8-K, pursuant to Item 9 reporting the issuance of a press release, announcing a scheduled earnings release on August 10, 2004.

      On August 10, 2004, we filed a current report on Form 8-K, pursuant to
Item 12 reporting financial results for the period ended June 30, 2004.

      On September 10, 2004, we filed a current report on Form 8-K, pursuant to
Item 7.01 reporting the issuance of a press release announcing the declaration of a stockholder dividend of $0.045 per share.


                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 8, 2004.





                                         APOLLO INVESTMENT CORPORATION



                                         By:  /s/ MICHAEL S. GROSS
                                         -------------------------
                                         Michael S. Gross

                                         President, Chief Executive Officer
                                         and Chairman of the Board



                                         By: /s/ RICHARD L. PETEKA
                                         -------------------------
                                         Richard L. Peteka
                                         Chief Financial Officer and Treasurer

                                       20
-------------------------------------------------------------------------------