Form 10-Q
period 2005-02-07
APOLLO INVESTMENT CORP
filed 2005-02-07
CIK 1278752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended December 31, 2004

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 333-112591

APOLLO INVESTMENT CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	52-2439556
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9 West 57th Street, 41st floor, New York, N.Y.	10019
(Address of principal executive office)	(Zip Code)

(212) 515-3200
(Registrant's telephone number, include area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No  ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

        The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of December 31, 2004 was 62,289,586.

APOLLO INVESTMENT CORPORATION
FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2004
TABLE OF CONTENTS

* Commencement of operations

PART I.   FINANCIAL INFORMATION

        In this Quarterly Report, “Company”, “AIC”, “Fund”, “we”, “us” and “our” refer to Apollo Investment Corporation unless the context otherwise states.

Item 1.    Financial Statements (unaudited)

Apollo Investment Corporation
Balance Sheet (unaudited)
(in thousands, except per share amounts)

December 31, 2004 (unaudited)
Assets
Cash	$3,825
Investments, at fair value (cost - $703,503)	725,943
Cash equivalents, at fair value (cost - $810,757)	810,744
Interest receivable, at value*	6,594
Other assets	381
Total assets	$1,547,487

Liabilities
Payable for cash equivalents	$649,438
Management fee payable	4,475
Unrealized depreciation on forward foreign currency contract (see note 8)	388
Accrued expenses	910
Total liabilities	$655,211

Stockholders' Equity
Common stock, par value $.001 per share, 100,000,000 common shares authorized, 62,289,586 issued and outstanding	$62
Paid-in capital in excess of par	874,358
Accumulated net investment income	9,894
Dividends paid to stockholders	(13,964)
Accumulated net realized losses	(121)
Net unrealized appreciation	22,047
Total stockholders' equity	$892,276
Total liabilities and stockholders' equity	$1,547,487
* Value reflects unrealized appreciation of $8,319 dollars.

See notes to financial statements.

Apollo Investment Corporation
Statement of Operations (unaudited)
(in thousands, except per share amounts)

	Quarter Ended December 31, 2004	April 8, 2004* through December 31, 2004
Operating Income
Interest Income	$14,816	$26,512

Operating Expenses
Management Fees	$4,475	$12,886
General and administrative expenses	1,233	3,732

Total operating expenses	5,708	16,618

Net operating income before investment gains and losses	$9,108	$9,894

Net realized loss on investments and cash equivalents	(120)	(121)

Net change in unrealized appreciation	16,183	22,047

Net increase in stockholders' equity resulting from operations	$25,171	$31,820

Earnings per common share (see note 6)	$0.406	$0.513

* Commencement of operations

See notes to financial statements.

Apollo Investment Corporation
Statement of Stockholders' Equity (unaudited)
For the period April 8, 2004* through December 31, 2004
(in thousands, except shares)

	Common Stock
	Shares	Amount	Paid-in Capital in Excess of Par	Accumulate Earnings	Total Stockholders' Equity

Balance at April 8, 2004*	100	$0	$1	$0	$1
Issuance of common stock from public offering (net of underwriting costs)	62,000,000	62	871,813		871,875
Offering costs			(1,722)		(1,722)
Net increase in stockholders' equity resulting from operations				31,820	31,820
Shares issued in connection with dividend reinvestment plan	289,486	0	4,266		4,266
Dividends declared				(13,964)	(13,964)

Balance at December 31, 2004	$62,289,586	$62	$874,358	$17,856	$892,276

* Commencement of operations

See notes to financial statements.

Apollo Investment Corporation
Statement of Cash Flows (unaudited)
For the period April 8, 2004* through December 31, 2004
(in thousands)

Cash Flows from Operating Activities:
Net Increase in Stockholders' Equity Resulting from Operations	$31,820
Adjustments to reconcile net increase:
Purchase of investment securities	(728,725)
Proceeds from disposition of investment securities	25,222
Sale of short-term securities, net	(134)
Increase in interest receivable	(6,586)
Increase in other assets	(381)
Increase in management fee payable	4,475
Increase in accrued expenses	910
Payable for cash equivalents purchased	649,438
Net unrealized appreciation on investments, cash equivalents and forward foreign currency contracts	(22,047)
Net realized loss on investments and cash equivalents	121

Net Cash Used by Operating Activities	$(45,887)

Cash Flows from Financing Activities:
Net proceeds from the issuance of common stock	$871,875
Offering costs from the issuance of common stock	(1,722)
Dividends paid in cash	(9,698)

Net Cash Provided by Financing Activities	$860,455

NET INCREASE IN CASH AND CASH EQUIVALENTS	$814,568
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1

CASH AND CASH EQUIVALENTS, END OF PERIOD	$814,569

Non-cash financing activities consist of the reinvestment of dividends totaling $4,266,613.

* Commencement of operations

See notes to financial statements.

Apollo Investment Corporation
Schedule of Investments (unaudited)
December 31, 2004
(in thousands, except warrants/shares)

Portfolio Company (1)	Industry	Par Amount	Cost	Fair Value (2)
Subordinated Debt/Corporate Notes - 46.6%
Anthony International, 13.50%, due 09/01/12	Manufacturing	$9,524	$9,388	$9,524
AMH Holdings II, Inc., 13.625%, due 12/01/14	Building Products	45,000	43,990	45,000
Invista Corporation, 9.25%, due 05/01/12•	Chemicals	35,000	35,000	39,025
Language Line Holdings, Inc., 0% / 14.125%, due 06/15/13	Business Services	21,567	12,014	12,293
Language Line Inc., 11.125%, due 06/15/12	Business Services	14,500	14,194	15,370
Latham Manufacturing Corp., 14.00%, 06/30/11	Leisure Equipment	31,100	30,478	31,100
Lexicon Marketing (USA), Inc., 13.75%, 01/02/12 *	Direct Marketing	27,000	26,461	27,000
National Waterworks Holdings, Inc., 12.50%, 01/01/14•	Distribution	37,000	36,274	37,000
N.E.W. Customer Service Companies Inc., 12.50%, due 08/17/11	Consumer Services	26,680	23,381	26,680
N.E.W. Customer Service Companies Inc., 14.00% Convertible, due 08/17/13	Consumer Services	8,320	8,320	10,717
Playpower Holdings Inc. 15.50%, 11/30/12	Leisure Equipment	60,775	60,775	60,775
Pro Mach Merger Sub Inc., 13.75%, 06/15/12	Machinery	19,000	18,622	19,000
Source Media Holdings Inc., 13.00%, 11/30/12	Publishing	17,000	16,625	17,000
TDS Logistics, Inc., 14.75%, due 02/26/10	Logistics	17,500	17,420	17,709
WDAC Intermediate Corp., 13.75%, 06/01/15 **	Advertising	€33,000	44,326	47,636

Total Subordinated Debt/Corporate Notes			$397,268	$415,829

Common Stock/Warrants - 2.3%		Shares/Warrants
Latham Acquisition Corp.	Leisure Equipment	30,000 shs.	$3,000	$3,000
LM Acquisition Ltd. *	Direct Marketing	10,000 shs.	10,000	10,000
N.E.W. Customer Service Companies Inc.	Consumer Services	1,105,961 wts.	3,404	4,995
Pro Mach Merger Sub Inc.	Machinery	150,000 shs.	1,500	1,500
TDS Logistics Inc.	Logistics	250,000 shs.	2,500	1,200

			$20,404	$20,695

		Par Amount
Bank Debt/Senior Secured Debt (3) - 32.4%
Amerco Corp., due 02/27/09	Transportation	$14,888	$15,107	$15,185
Anthony International, due 09/01/11	Manufacturing	13,000	12,876	13,000
C.H.I. Overhead Doors, Inc., due 10/22/11	Building Products	10,000	9,951	10,175
Charter Communications, due 04/21/11	Cable TV	24,875	24,875	24,918
Cygnus Business Media, Inc., due 07/12/09	Media	15,000	14,932	14,962
Cygnus Business Media, Inc., due 01/12/10	Media	10,000	9,909	9,975
Directed Electronics, due 06/17/10	Electronics	4,859	4,859	4,896
EuroFresh, due 05/14/10	Agriculture	25,000	24,681	25,437
Grand Vehicle Works Holding Corp., due 07/23/11	Manufacturing	10,000	10,000	9,500
Language Line Inc., due 06/11/11	Business Services	6,816	6,799	6,910

See notes to financial statements.

Apollo Investment Corporation
Schedule of Investments (unaudited) (continued)
December 31, 2004
(in thousands)

Portfolio Company (1)	Industry	Par Amount	Cost	Fair Value (2)
Bank Debt/Senior Secured Debt (3) – (continued) Mueller Group Inc., due 11/01/11	Industrial	$17,000	$17,000	$17,595
NES Rentals Holdings Inc., due 08/17/10	Equipment Rental	24,937	24,937	25,187
Phillips Health, LLC, due 08/23/10	Vitamins, Supplements	13,412	13,347	13,345
Phillips Health, LLC, due 08/20/11	Vitamins, Supplements	15,000	14,854	14,925
Prestige Brands Inc., due 10/06/11	Consumer Products	20,000	20,000	20,569
Sealy Mattress Co., due 04/06/13	Consumer Products	10,000	10,000	10,319
Source Media Inc., due 11/30/12	Publishing	10,000	10,000	10,212
Supresta Holdings, Inc., due 07/20/11	Chemicals	6,965	6,965	7,052
United Industries Corporation, due 04/30/11	Consumer Products	14,888	14,888	15,139
United Industries Corporation, due 10/31/11	Consumer Products	9,950	9,950	10,118
United Site Services, Inc. due 06/30/10	Environmental Services	10,000	9,901	10,000

Total Bank Debt/Senior Secured Debt			$285,831	$289,419

Total Investments			$703,503	$725,943

Cash Equivalents -90.9%
U.S. Cash Management Bill, 2.11%, due 01/18/05	Government	$650,000	$649,438	$649,438
U.S. Treasury Bill, 1.97%, due 02/03/05	Government	35,000	34,939	34,938
U.S. Treasury Bill, 2.21%, due 03/24/05	Government	127,000	126,380	126,368

Total Cash Equivalents			$810,757	$810,744

Total Investments & Cash Equivalents - 172.2%			$1,514,260	$1,536,687

Liabilities in excess of other assets - (72.2%)				(644,411)

Net Assets - 100.0%				$892,276

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

• These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
* At December 31, 2004 and under the terms of our investment, BNY Capital Partners had the option to call $2mm in subordinated notes and $2mm in equity at their respective costs. The option expired unused in January 2005.
** Denominated in Euros (“€”)

        See notes to financial statements.

Apollo Investment Corporation
Notes To Financial Statements (unaudited)
(in thousands except share and per share amounts)

Note 1.  Organization and Interim Financial Statements

Apollo Investment Corporation (“Apollo Investment” or the “Company”), a Maryland corporation organized on February 2, 2004, is a newly organized closed-end, non-diversified management investment company that has filed an election to be treated as a business development company (“BDC”) under the Investment Company Act of 1940. In addition, for tax purposes we have elected to be treated as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended. Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We intend to invest primarily in middle-market companies in the form of mezzanine and senior secured loans, each of which may include an equity component, and, to a lesser extent, by making direct equity investments in such companies.

On April 5, 2004, Apollo Investment closed its initial public offering and sold 62,000,000 shares of its common stock at a price of $15.00 per share, less an underwriting discount and commissions totaling $0.9375 per share. We commenced operations on April 8, 2004 as we received $870.2 million in total net proceeds from the offering.

Interim financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending March 31, 2005.

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

The significant accounting policies consistently followed by Apollo Investment are:

(a)	Security transactions are accounted for on the trade date;
(b)	Investments for which market quotations are readily available are valued at such market quotations; debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by or under the direction of our Board of Directors. Subordinated debt, senior secured debt and other debt securities with maturities greater than 60 days are valued by an independent pricing service or at the mean between the bid and ask prices from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). With respect to certain private equity securities, each investment is valued using comparisons of financial ratios of the portfolio companies that issued such private equity securities to peer companies that are public. The value is then discounted to reflect the illiquid nature of the investment. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we will use the pricing indicated by the external event to corroborate our private equity valuation. Because we expect that there will not be a readily available market value for most of the investments in our portfolio, we expect to value substantially all of our portfolio investments at fair value as determined in good faith by or under the direction of our Board using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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

The types of factors that we may take into account in fair value pricing our investments include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors.

Determination of fair values involves subjective judgments and estimates. Accordingly, these notes to our financial statements express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

(c)	Investments purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates value;
(d)	Gains or losses on the sale of investments are calculated by using the specific identification method;
(e)	Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as interest income;
(f)	The Company intends to comply with the applicable provisions of the Internal Revenue Code of 1986, as amended, pertaining to regulated investment companies to make distributions of taxable income sufficient to relieve it from substantially all Federal income and excise taxes;
(g)	In accordance with Statement of Position 93-2 Determination, Disclosure, and Financial Statement Presentation of Income, Capital Gain, and Return of Capital Distributions by Investment Companies, book and tax basis differences relating to stockholder distributions and other permanent book and tax differences are reclassified to paid-in capital. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from accounting principles generally accepted in the United States of America;
(h)	Dividends and distributions to common stockholders are recorded on the record date. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually.
(i)	Origination, facility, commitment, consent and other fees received by the Company on loan agreements or other investments are typically accreted over the remaining term of the loan.
(j)	The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation.
(k)	The Company may enter into forward exchange contracts in order to hedge against foreign currency risk. These contracts are marked to market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled.

Apollo Investment Corporation
Notes To Financial Statements (unaudited) (continued)
(in thousands except share and per share amounts)

Note 3.	Agreements

Apollo Investment has entered into an Investment Advisory and Management Agreement with the Investment Adviser, Apollo Investment Management, L.P., under which the Investment Adviser, subject to the overall supervision of Apollo Investment’s Board of Directors, will manage the day-to-day operations of, and provide investment advisory services to, Apollo Investment. For providing these services, the Investment Adviser receives a fee from Apollo Investment, consisting of two components—a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.00% of Apollo Investment’s gross assets. For services rendered under the Investment Advisory and Management Agreement during the period commencing from the closing of Apollo Investment’s initial offering through and including the first six months of operations, the base management fee is payable monthly in arrears. For services rendered under the Investment Advisory and Management Agreement after that time, the base management fee is payable quarterly in arrears. For the first quarter of our operations, the base management fee is calculated based on the initial value of Apollo Investment’s gross assets. Subsequently, the base management fee will be calculated based on the average value of Apollo Investment’s gross assets at the end of the two most recently completed calendar quarters (we consider the date we commenced operations as a quarter end), and will be appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fees for any partial month or quarter are appropriately pro rated.

The incentive fee has two parts, as follows: one part is calculated and payable quarterly in arrears based on Apollo Investment’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus Apollo Investment’s operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income does not include any realized capital gains computed net of all realized capital losses and unrealized capital depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of Apollo Investment’s net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7% annualized). Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 2% base management fee. Apollo Investment pays the Investment Adviser an incentive fee with respect to the Apollo Investment’s pre-incentive fee net investment income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which Apollo Investment’s pre-incentive fee net investment income does not exceed the hurdle rate; (2) 100% of Apollo Investment’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter; and (3) 20% of the amount of Apollo Investment’s pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are appropriately pro rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter.

The second part of the incentive fee will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Management Agreement, as of the termination date), commencing on December 31, 2004, and will equal 20.0% of Apollo Investment’s realized capital gains for the calendar year computed net of all realized capital losses and unrealized capital depreciation at the end of such year. The incentive fee determined as of December 31, 2004 will be calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation for the period ending December 31, 2004.

For the period April 8, 2004 (commencement of operations) through December 31, 2004, the Investment Adviser received $12,886,154 in base investment advisory and management fees from Apollo Investment.

Apollo Investment Corporation
Notes To Financial Statements (unaudited) (continued)
(in thousands except share and per share amounts)

Apollo Investment has also entered into an Administration Agreement with Apollo Investment Administration, LLC (the “Administrator”) under which the Administrator provides administrative services for Apollo Investment. For providing these services, facilities and personnel, Apollo Investment reimburses the Administrator for Apollo Investment’s allocable portion of overhead and other expenses incurred by Apollo Administration in performing its obligations under the Administration Agreement, including rent and Apollo Investment’s allocable portion of its chief compliance officer and chief financial officer and their respective staffs. The Administrator will also provide on Apollo Investment’s behalf managerial assistance to these portfolio companies to which Apollo Investment is required to provide such assistance.

For the period April 8, 2004 (commencement of operations) through December 31, 2004, the Administrator was reimbursed $414,463 in administrative services fees from Apollo Investment.

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

Note 5.    Net Asset Value Per Share

At December 31, 2004, the Company’s total net assets and net asset value per share were $892,275,811 and $14.32, respectively.

Note 6.    Earnings Per Share

The following information sets forth the computation of basic and diluted net increase (decrease) in stockholders’ equity per share resulting from operations for the period April 8, 2004 (commencement of operations) through December 31, 2004:

Numerator for basic and diluted gain per share: $31,819,624
Denominator for basic and diluted weighted average shares: 62,028,229

Basic and diluted net increase in stockholders' equity per share resulting from operations: $0.513

Note 7.    Investments

As of December 31, 2004, investments and cash equivalents consisted of the following:

	December 31, 2004 (in thousands)

	Cost	Fair Value
Subordinated Debt/Corporate Notes	$397,268	$415,829
Common Stock/Warrants	20,404	20,695
Bank Debt/Senior Secured Debt	285,831	289,419
Cash Equivalents	810,757	810,744

Totals	$1,514,260	$1,536,687

Apollo Investment Corporation
Notes To Financial Statements (unaudited) (concluded)
(in thousands except share and per share amounts)

Note 8.	Forward Foreign Currency Contract

        At December 31, 2004, the Company had an open foreign currency contract to sell euro forward and bears the market risk that arises from changes in foreign currency exchange rates. Unrealized depreciation on the contract is reflected in the accompanying financial statements as follows:

Foreign Currency	Local Currency	Cost	Market Value	Settlement Date	Unrealized Depreciation

To Sell: Euro	€33,000,000	$44,348,700	$44,736,407	03/08/05	$387,707

Note 9.	Cash Equivalents

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

Note 10.    Financial Highlights

The following is a schedule of financial highlights for the period April 8, 2004 (commencement of operations) through December 31, 2004:

Per Share Data
Net asset value, beginning of period	$14.06

Net investment income	0.16
Net realized and unrealized gain on investments	0.35

Net increase in stockholders' equity resulting from operations	0.51

Dividends to shareholders (1)	(0.22)
Costs related to the initial public offering	(0.03)

Net asset value at end of period	$14.32

Per share market value at end of period	$15.10
Total return (2)	2.20%
Shares outstanding at end of period	62,289,586

Ratio/Supplemental Data:
Net assets at end of period (in millions)	$892.3
Ratio of operating expenses to average net assets (3)	2.59%
Ratio of net operating income to average net assets (3)	1.54%

(1) Dividends and distributions are determined in accordance with income tax regulations which may differ from amounts determined under accounting principles generally accepted in the United States of America.
(2) Total return is based on the change in market price per share assuming an investment at the initial offering price of $15.00 per share. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan. Interim periods are not annualized.
3) Annualized

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Apollo Investment Corporation:

We have reviewed the accompanying balance sheet of Apollo Investment Corporation (the “Company”) as of December 31, 2004, including the schedule of investments, and the related statements of operations for the three-month period ended December 31, 2004, and for the period April 8, 2004 (commencement of operations) through December 31, 2004, and of stockholders’ equity, and the statement of cash flows for the period April 8, 2004 (commencement of operations) through December 31, 2004. These interim financial statements are the responsibility of the Company’s management.

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

/s/  PricewaterhouseCoopers LLP

New York, New York
February 7, 2005

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this report that relate to estimates or expectations of our future performance or financial condition may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties, including, but not limited to, statements as to:

›  our future operating results;

›  our business prospects and the prospects of our portfolio companies;

›  the impact of investments that we expect to make;

›  the dependence of our future success on the general economy and its impact on the industries in which we invest;

›  the ability of our portfolio companies to achieve their objectives;

›  our expected financings and investments;

›  the adequacy of our cash resources and working capital; and

›  the timing of cash flows, if any, from the operations of our portfolio companies.

We may use words such as “anticipates,” “believes,” “expects,” “intends”, “will”, “should,” “may” and similar expressions to identify forward-looking statements. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made. Additional information regarding these and other risks and uncertainties is contained in our periodic filings with the Securities and Exchange Commission.

Overview

Apollo Investment was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a business development company under the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less.

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

Portfolio and Investment Activity

Our third fiscal quarter was quite productive as we took advantage of a strong backlog and added ten new portfolio companies. During the three months ended December 31, 2004, we invested a total of $327 million in the aggregate which included closing eight mezzanine loans (three of which included an equity co-investment) and three senior secured loans (one of which we invested alongside a mezzanine loan). In November 2004, we exited our remaining, $4.875 million 1st lien investment in Ranpak Corp. as the borrower pre-paid us in full (at 102%) on our $18.0 million senior secured, 2nd lien investment. Both purchases were made during our first fiscal quarter and generated positive returns.

More specifically, we invested $295 million in the aggregate in the subordinated debt of AMH Holdings II, Inc., National Waterworks Holdings, Inc., Playpower Holdings Inc., Source Media Holdings, Inc., WDAC Intermediate Corp. and the subordinated debt and equity of Latham Manufacturing Corp., Inc., Lexicon Marketing (USA), Inc. and Pro Mach Merger Sub Inc. We also funded three investments in the senior secured debt of C.H.I. Overhead Doors, Inc., Source Media Holdings, Inc. and United Site Services, Inc. totaling $30 million in aggregate.

Through December 31, 2004, we’ve invested $731 million of the $870 million net proceeds from our initial public offering.  At December 31, 2004, the net portfolio was invested 47% in subordinated debt/corporate notes, 2% in common stock/warrants, 33% in bank debt/senior secured debt and 18% in cash equivalents.

The weighted average yield on the subordinated debt purchased during the quarter ended December 31, 2004 was 14.2%. The weighted average yield on the senior secured debt purchased during the quarter ended December 31, 2004 was 10.3%. At December 31, 2004, the weighted average yield on our invested capital was 10.9% versus 8.8% at September 30, 2004. The weighted average yield on our entire portfolio, including cash equivalents, was 9.3% at December 31, 2004 versus 4.5% at September 30, 2004. The weighted average yield on our subordinated debt/corporate notes yielded 13.8% at December 31, 2004 versus 12.8% at September 30, 2004. Our bank debt/senior secured debt yielded 7.6% at December 31, 2004 versus 6.9% at September 30, 2004. Yields are computed using interest rates as of the balance sheet date and include amortization of loan origination fees, original issue discount and market premium or discount, weighted by their respective costs when averaged.

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

As a business development company, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). If we invest in an issuer that, at the time we make the investment, has outstanding securities as to which a broker or dealer may extend or maintain margin credit or “marginable securities,” these acquired assets cannot normally be treated as qualifying assets. This results from the definition of “eligible portfolio company” under the 1940 Act, which in part looks to whether a company has outstanding securities that are eligible for margin credit. Amendments promulgated in 1998 by the Board of Governors of the Federal Reserve System to Regulation T under the Securities Exchange Act of 1934, as amended, or the Exchange Act, expanded the definition of marginable security to include any non-equity security. These amendments have raised questions as to whether a private company that has outstanding debt securities would qualify as an eligible portfolio company. We note that under applicable self-regulatory organization rules that govern the ability of brokers and dealers to extend margin credit, many non-equity securities issued by private companies may not be effectively marginable. While we understand the SEC is considering these issues, we do not believe the SEC or the Staff has made any determinations with respect to the above.

We continue to monitor this issue closely and intend to adjust our investment focus as needed to comply with and/or take advantage of any future administrative position, judicial decision or legislative action.

In August 2004, our board of directors approved an amendment to our investment policy to eliminate the 5% limitation on investments on foreign securities. As such, these investments are included in our 30% “non-qualifying assets” bucket.

Results of Operations

Operating Income

Interest income totaled $14.8 million for the quarter versus $7.9 million for the quarter ended September 30, 2004. The increase was attributable to our investment progress through December 31, 2004. For the period April 8, 2004 (commencement of operations) through December 31, 2004, gross investment income totaled $26.5 million.

Operating Expenses

Operating expenses totaled $5.7 million for the quarter ended December 31, 2004 versus $5.6 million for the quarter ended September 30, 2004. For the period April 8, 2004 (commencement of operations) through December 31, 2004, operating expenses totaled $16.6 million. This amount consisted of investment advisory and management fees, insurance expenses, administrative services fees, professional fees, directors’ fees and other general and administrative expenses. It also included a non-recurring charge of $252,311 in expenses related to the organization of the Company.

Net Operating Income

The Company’s net operating income was $9.1 million for the quarter ended December 31, 2004 versus $2.3 million for the quarter ended September 30, 2004. For the period April 8, 2004 (commencement of operations) through December 31, 2004, net operating income was $9.9 million.

Net Unrealized Appreciation on Investments and Cash Equivalents

For the quarter ended December 31, 2004, the Company’s investments had an increase in net unrealized appreciation of $16.2 million versus $3.5 million for the quarter ended September 30, 2004. At December 31, 2004, net unrealized appreciation totaled $22.0 million of which $3.6 million was attributable to net unrealized appreciation on our bank debt/senior secured debt, $18.8 million was attributable to our subordinated debt/corporate notes/equity and $0.4 million in unrealized depreciation on our forward foreign currency contract used to hedge our foreign exchange rate risk on WDAC Intermediate Corp. The Company’s cash equivalents had net unrealized depreciation of approximately $13,000.

Net Realized Gains/Losses

The Company had exits and repayments totaling $25.3 million for the quarter ended December 31, 2004 versus $347,011 for the quarter ended September 30, 2004. The net realized loss on our investments for the quarter totaled $322 versus a loss of $322 for the quarter ended September 30, 2004. For the period April 8, 2004 (commencement of operations) through December 31, 2004, the Company had total principal repayments and exits of $25.8 million and total net realized losses of $1,012. The Company also incurred net realized losses on the sale of its U.S. Treasury Bills. Net realized losses were $60,350 for the quarter ended December 31, 2004 versus $60,086 for the quarter ended September 30, 2004. For the period April 8, 2004 (commencement of operations) through December 31, 2004, net realized losses on the sale of U.S. Treasury Bills totaled $120,551.

Net Increase in Stockholders’ Equity From Operations

For the quarter ended December 31, 2004, the Company had a net increase in stockholders’ equity resulting from operations of $25.2 million versus $5.8 million for the quarter ended September 30, 2004. For the period April 8, 2004 (commencement of operations) through December 31, 2004, the Company had a total net increase in stockholders’ equity resulting from operations of $31.8 million.

Based on the weighted-average shares outstanding of 62,028,229, our net change in stockholders’ equity from operations per share was $0.406 for the quarter ended December 31, 2004 versus $0.093 for the quarter ended September 30, 2004. Our net change in stockholders’ equity from operations was $0.513 per share for the period April 8, 2004 (commencement of operations) through December 31, 2004.

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

With respect to the dividends paid to shareholders, income from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies was treated as taxable income and accordingly, distributed to shareholders. For the period April 8, 2004 (commencement of operations) through December 31, 2004, these fees totaled $4.4 million.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. We expect that many of the loans in our portfolio will have floating rates. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the period April 8, 2004 (commencement of operations) through December 31, 2004, we did not engage in interest rate hedging activities.

On December 3, 2004, we entered into a forward foreign currency contract to hedge our exposure to the currency risk associated with our investment in WDAC Intermediate Corp. Accordingly, we sold 33,000,000 euro forward at a rate of 1.3439 dollars per euro for settlement March 8, 2005. Unrealized depreciation on this contract is represented on our balance sheet as of December 31, 2004 and described further in footnote 8 to the financial statements.

Item 4.    Controls and Procedures

As of the end of the period covered by this report, Apollo Investment carried out an evaluation, under the supervision and with the participation of AIC’s management, including AIC’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of AIC’s disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that AIC’s current disclosure controls and procedures are effective in timely alerting them of material information relating to AIC that is required to be disclosed by AIC in the reports it files or submits under the Securities Exchange Act of 1934. There have been no changes in AIC’s internal control over financial reporting that occurred during the period April 8, 2004 (commencement of operations) through December 31, 2004 that have materially affected, or are reasonably likely to materially affect, AIC’s internal control over financial reporting.

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

The primary purpose of the initial public offering was to obtain capital with which to invest primarily in the senior secured debt and mezzanine loans and related equity of U.S. middle-market companies. (These companies typically have annual revenues between $50 million and $1 billion.) We had invested the net proceeds from the initial public offering primarily in short-term U.S. Treasury securities while we execute the investment strategy as outlined in our Registration Statement on Form N-2. As of December 31 2004, we invested approximately $731 million of our initial net proceeds in senior secured debt, subordinated debt/corporate notes and equity and warrants as disclosed within our Schedule of Investments included in this report under Item 1 of Part 1 and our Notes to Financial Statements.

We did not repurchase any shares of our common stock during the period April 8, 2004 (commencement of operations) through December 31, 2004.

Item 3.    Defaults Upon Senior Securities

Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.    Other Information

Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

     (a)   Exhibits

Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.C.S.C. 1350).
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

    * Submitted herewith

    (b)    Reports on Form 8-K

        On October 25, 2004, we filed a current report on Form 8-K, pursuant to Item 7.01 reporting the issuance of a press release, announcing a scheduled earnings release on November 8, 2004.

        On November 8, 2004, we filed a current report on Form 8-K, pursuant to Item 9.01 reporting financial results for the period ended September 30, 2004.

        On December 14, 2004, we filed a current report on Form 8-K, pursuant to Item 7.01 reporting the issuance of a press release announcing the declaration of a stockholder dividend of $0.18 per share.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 7, 2005.

APOLLO INVESTMENT CORPORATION

By: /s/ MICHAEL S. GROSS
_________________________________________

Michael S. Gross President, Chief Executive Officer and Chairman of the Board

By: /s/ RICHARD L. PETEKA
_________________________________________

Richard L. Peteka Chief Financial Officer and Treasurer