Form 10-K
period 2005-03-31
APOLLO INVESTMENT CORP
filed 2005-06-14
CIK 1278752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER: 814-00646

APOLLO INVESTMENT CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	52-2439556
(State of Incorporation)	(I.R.S. Employer Identification Number)

9 West 57th Street, 41st floor New York, N.Y.	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 515-3200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Common Stock, par value

$0.001 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2)    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the Registrant on September 30, 2004 based on the closing price on that date of $14.15 on the NASDAQ National Market was $863,607,604. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 62,079,760 shares of the Registrant’s common stock outstanding as of September 30, 2004.

APOLLO INVESTMENT CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2005

PART I

Item 1. Business

Apollo Investment

Apollo Investment Corporation (“Apollo Investment” or the “Company”), a Maryland corporation organized on February 2, 2004, is a closed-end, non-diversified management investment company that has filed an election to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended.

Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We intend to invest primarily in middle-market companies in the form of mezzanine and senior secured loans, as well as by making direct equity investments in such companies. From time to time, we may also invest in public companies that are thinly traded.

On April 8, 2004, Apollo Investment closed its initial public offering and sold 62,000,000 shares of its common stock at a price of $15.00 per share, less an underwriting discount and commissions totaling $0.9375 per share. We commenced operations on April 8, 2004, receiving $870.2 million in total net proceeds from the offering.

For the period April 8, 2004 (commencement of operations) through March 31, 2005, we invested $894.3 million in 37 portfolio companies and received principal prepayments of $71.7 million. At March 31, 2005, our net portfolio consisted of 35 portfolio companies and was invested 51% in subordinated debt/corporate notes, 42% in senior secured loans, 3% in common stock/warrants and 4% in cash equivalents. Our targeted investment typically ranges between $10 million and $100 million, although this investment size may vary proportionately as the size of our capital base changes.

Our weighted average yield on invested capital was 10.9% at March 31, 2005. The weighted average yield on our invested capital including cash equivalents and after expenses was 7.6% at March 31, 2005. The weighted average yields on our subordinated debt and senior secured debt were 13.7% and 8.2%, respectively, at March 31, 2005.

Shortly after our first fiscal year end, we increased our capital resources by closing on an $800 million, multi-currency, five year, senior secured credit facility with a group of banks. The credit agreement also provides for the ability of us to seek additional commitments in an aggregate amount of up to $400 million. The interest rate applicable to borrowings under this credit facility will be LIBOR plus 100 basis points. We expect this significant capital resource to provide us with the flexibility to take advantage of market opportunities when they arise and to provide us with a strong balance sheet as we move into our second fiscal year of operations. We are permitted as a business development company to issue senior securities only in amounts such that our asset coverage equals at least 200% after each issuance of senior securities.

About Apollo

Founded in 1990 by Leon Black, Michael Gross, John Hannan and three other co-founders, Apollo is a recognized leader in private equity investing, having invested more than $12 billion in over 150 companies since its founding. Since its inception, Apollo has raised $13.2 billion in capital, primarily from institutional investors and six private investment funds. Apollo traditionally has focused on companies that it believes are undervalued yet has successful business models, strong cash flows and prospects for value creation. The Apollo investment professionals’ disciplined, value-oriented strategy has sought to identify opportunities in all investment environments, selecting from a range of approaches, such as traditional or corporate partner buyouts, distressed debt buyouts or more liquid, non-control distressed debt investments. The Apollo investment professionals have sought through this strategy to provide investors with attractive returns while minimizing the risk of capital loss throughout economic cycles.

Apollo’s active private investment funds focus on making either control-oriented equity investments of $100 million or more or distressed debt investments, either for control or non-control positions. In contrast, Apollo Investment seeks to capitalize on the significant investment opportunities emerging in the mezzanine segment of the lending market for middle-market companies, which it believes offers the potential for attractive risk-adjusted returns. Apollo Investment is currently the only Apollo-related investment vehicle focused primarily on investing in mezzanine and senior secured loans of middle-market companies, and currently the only publicly traded investment vehicle managed by an affiliate of Apollo.

About Apollo Investment Management

Apollo Investment Management is our investment adviser and is led by two managing partners, Michael S. Gross (our Chairman and CEO) and Arthur H. Penn (our Chief Operating Officer) with a combined 37 years of experience. They are supported by a team of nine dedicated investment professionals and Apollo’s 37 other investment professionals.

About Apollo Investment Administration

In addition to furnishing us with office facilities, equipment and clerical, bookkeeping and record keeping services, Apollo Investment Administration (“AIA” or “Apollo Administration”) also oversees our financial records as well as prepares reports to our stockholders and reports filed with the SEC. AIA oversees the determination and publication of our net asset value, oversees the preparation and filing of our tax returns, and generally monitors the payment of our expenses and the performance of administrative and professional services rendered to us by others. Furthermore, AIA provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance.

Operating and Regulatory Structure

Our investment activities are managed by Apollo Investment Management and supervised by our board of directors, a majority of whom are independent of Apollo and its affiliates. Apollo Investment Management is an investment adviser that is registered under the Investment Advisers Act of 1940. Under our investment advisory and management agreement, we pay Apollo Investment Management an annual base management fee based on our gross assets as well as an incentive fee based on our performance.

As a business development company, we are required to comply with certain regulatory requirements. For example, we cannot invest in any portfolio company in which Apollo or any of its affiliates currently has an investment. Also, while we are permitted to finance investments using debt, our ability to use debt is limited in certain significant respects. We have elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code.

Investments

Apollo Investment seeks to create a portfolio that includes mezzanine and senior secured loans by generally investing approximately $10 million to $100 million of capital, on average, in the securities of middle-market companies. Our target portfolio over time will become more heavily weighted toward mezzanine loans. Structurally, mezzanine loans usually rank subordinate in priority of payment to senior debt, such as senior bank debt, and are often unsecured. As such, other creditors may rank senior to us in the event of an insolvency. However, mezzanine loans rank senior to common and preferred equity in a borrowers’ capital structure. Mezzanine loans have a fixed or floating interest rate. Additional upside can be generated from upfront fees, call protection including call premiums, equity co-investments or warrants. We believe that mezzanine loans offer an attractive investment opportunity based upon their historic returns and resilience during economic downturns. Additionally, we may acquire investments in the secondary market.

At March 31, 2005, our portfolio was invested 51% in subordinated loans and corporate notes, 3% in common stock or warrants, 42% in senior secured loans and 4% in cash equivalents. We expect that our portfolio will include primarily mezzanine loans, senior secured loans, and equity related securities. In addition to mezzanine and senior secured loans, we invest a portion of our portfolio in opportunistic investments, which are not our primary focus, but are intended to enhance our returns to stockholders. These investments may include, but are not limited to, high-yield bonds, private equity investments, distressed debt investments and securities of public companies that are not thinly traded. We expect that these public companies generally will have debt securities that are non-investment grade. Within this portion, we also may invest in debt securities of middle-market companies located outside of the United States.

Our principal focus is to provide mezzanine and senior secured loans to middle-market companies in a variety of industries. We generally seek to target companies that generate positive cash flows. We generally seek to invest in companies from the broad variety of industries in which Apollo’s investment professionals have direct expertise.

The following is a representative list of the industries in which Apollo has invested:

•	Auto sector

•	Building materials

•	Business services

•	Cable television

•	Chemicals

•	Communications

•	Consumer products

•	Distribution

•	Education

•	Energy/Utilities

•	Environmental services

•	Financial services

•	Food

•	Healthcare

•	Homebuilding

•	Lodging/Leisure/Resorts

•	Manufacturing/Basic industry

•	Media

•	Packaging

•	Printing and publishing

•	Restaurants

•	Retail

•	Transportation

We may also invest in other industries if we are presented with attractive opportunities.

In an effort to increase our returns and the number of loans that we can make, we may in the future seek to securitize our loans. To securitize loans, we would create a wholly owned subsidiary and contribute a pool of loans to the subsidiary. We would sell interests in the subsidiary on a non-recourse basis to purchasers who we would expect to be willing to accept a lower interest rate to invest in investment-grade loan pools. We may use the proceeds of such sales to pay down bank debt or to fund additional investment.

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds.

We will not invest in any portfolio company in which Apollo or any affiliate has a pre-existing investment. We may, however, co-invest on a concurrent basis with other affiliates of Apollo Investment, subject to compliance with applicable regulations and our allocation procedures.

Investment Selection

We intend to utilize the same, value oriented philosophy used by the investment professionals of Apollo in Apollo’s private investment funds and will commit resources to managing downside exposure.

Prospective portfolio company characteristics

We have identified several criteria that we believe are important in identifying and investing in prospective portfolio companies. These criteria provide general guidelines for our investment decisions; however, we caution you that not all of these criteria will be met by each prospective portfolio company in which we choose to invest. Generally, we seek to utilize our access to information generated by Apollo’s investment professionals to identify investment candidates and to structure investments quickly and effectively.

Value orientation/positive cash flow

Our investment philosophy places a premium on fundamental analysis from an investor’s perspective and has a distinct value orientation. We focus on companies in which we can invest at relatively low multiples of operating cash flow and that are profitable at the time of investment on an operating cash flow basis. Typically, we do not expect to invest in start-up companies or companies having speculative business plans.

Experienced management

We generally require that our portfolio companies have an experienced management team. We also require the portfolio companies to have in place proper incentives to induce management to succeed and to act in concert with our interests as investors, including having significant equity interests.

Strong competitive position in industry

We seek to invest in target companies that have developed leading market positions within their respective markets and are well positioned to capitalize on growth opportunities. We seek companies that demonstrate significant competitive advantages versus their competitors, which should help to protect their market position and profitability.

Exit strategy

We seek to invest in companies that we believe will provide a steady stream of cash flow to repay our loans. We expect that such internally generated cash flow, leading to the payment of interest on, and the repayment of the principal of, our investments in portfolio companies to be a key means by which we exit from our investments over time. In addition, we seek to invest in companies whose business models and expected future cash flows offer attractive exit possibilities. These companies include candidates for strategic acquisition by other industry participants and companies that may repay our investments through an initial public offering of common stock or another capital market transaction.

Liquidation value of assets

The prospective liquidation value of the assets, if any, collateralizing loans in which we invest is an important factor in our credit analysis. We emphasize both tangible assets, such as accounts receivable, inventory, equipment and real estate, and intangible assets, such as intellectual property, customer lists, networks and databases.

Due diligence

Our investment adviser conducts diligence on prospective portfolio companies consistent with the approach adopted by the investment professionals of Apollo. We believe that Apollo’s investment professionals have a reputation for conducting extensive due diligence investigations in their investment activities. In conducting their due diligence, Apollo’s investment professionals use publicly available information as well as information from their extensive relationships with former and current management teams, consultants, competitors and investment bankers and the direct experience of the senior partners of Apollo.

Our due diligence will typically include:

•	review of historical and prospective financial information;

•	on-site visits;

•	interviews with management, employees, customers and vendors of the potential portfolio company;

•	review of senior loan documents;

•	background checks; and

•	research relating to the company’s management, industry, markets, products and services, and competitors.

Upon the completion of due diligence and a decision to proceed with an investment in a company, the professionals leading the investment present the investment opportunity to our investment adviser’s investment committee, which determines whether to pursue the potential investment. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys and independent accountants prior to the closing of the investment, as well as other outside advisers, as appropriate.

Investment structure

Once we have determined that a prospective portfolio company is suitable for investment, we work with the management of that company and its other capital providers, including senior, junior and equity capital providers, to structure an investment.

We seek to structure our mezzanine investments primarily as unsecured, subordinated loans that provide for relatively high interest rates that provide us with significant current interest income. These loans typically have interest-only payments in the early years, with amortization of principal deferred to the later years of the mezzanine loans. In some cases, we may enter into loans that, by their terms, convert into equity or additional debt securities or defer payments of interest after our investment. Also, in some cases our mezzanine loans may be collateralized by a subordinated lien on some or all of the assets of the borrower. Typically, our mezzanine loans have maturities of five to ten years. We generally target a gross return of 12% to 20% for our mezzanine loan investments.

We also seek to invest in portfolio companies in the form of senior secured loans. We expect these senior secured loans to have terms of three to ten years and may provide for deferred interest payments over the term of the loan. We generally seek to obtain security interests in the assets of our portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first or second priority liens on the assets of a portfolio company. We expect that the interest rate on our senior secured loans generally will range between 2% and 10% over the London Interbank Offer Rate, or LIBOR.

In the case of our mezzanine and senior secured loan investments, we seek to tailor the terms of the investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio company to achieve its business plan and improve its profitability. For example, in addition to seeking a senior position in the capital structure of our portfolio companies, we seek to limit the downside potential of our investments by:

•	requiring a total return on our investments (including both interest and potential equity appreciation) that compensates us for credit risk;

•	generally incorporating call protection into the investment structure; and

•	negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility in managing their businesses as possible, consistent with our goal of preserving our capital. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or participation rights.

Our investments may include equity features, such as warrants or options to buy a minority interest in the portfolio company. Any warrants we receive with our debt securities generally require only a nominal cost to exercise, and thus, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. We may structure the warrants to provide provisions protecting our rights as a minority-interest holder, as well as puts, or rights to sell such securities back to the company, upon the occurrence of specified events. In many cases, we may also seek to obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights. With respect to preferred equity and common equity investments, we target an investment return of at least 12% and 20%, respectively. However, we can offer no assurance that we can achieve such a return with respect to any investment or our portfolio as a whole.

We expect to hold most of our investments to maturity or repayment, but we may sell certain of our investments earlier if a liquidity event takes place, such as the sale or recapitalization or worsening of credit quality of a portfolio company.

Managerial assistance

As a business development company, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We may receive fees for these services. Apollo Administration provides such managerial assistance on our behalf to portfolio companies that request this assistance.

Ongoing relationships with portfolio companies

Monitoring

Apollo Investment Management monitors our portfolio companies on an ongoing basis. Apollo Investment Management monitors the financial trends of each portfolio company to determine if each is meeting its respective business plans and to assess the appropriate course of action for each company.

Apollo Investment Management has several methods of evaluating and monitoring the performance and fair value of our investments, which can include, but are not limited to, the following:

•	Assessment of success in adhering to portfolio company’s business plan and compliance with covenants;

•	Periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;

•	Comparisons to other portfolio companies in the industry;

•	Attendance at and participation in board meetings; and

•	Review of monthly and quarterly financial statements and financial projections for portfolio companies.

In addition to various risk management and monitoring tools, Apollo Investment Management also uses an investment rating system to characterize and monitor our expected level of returns on each investment in our portfolio.

We use an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Capital gain expected

2	Full return of principal and interest or dividend expected, with the portfolio company performing in accordance with our analysis of its business

3	Full return of principal and interest or dividend expected, but the portfolio company requires closer monitoring

4	Some loss of interest, dividend or capital appreciation expected, but still expecting an overall positive internal rate of return on the investment

5	Loss of interest or dividend and some loss of principal investment expected, which would result in an overall negative internal rate of return on the investment

Apollo Investment Management monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, Apollo Investment Management reviews these investment ratings on a quarterly basis, and our board of directors affirms such ratings.

Valuation Process

The following is a description of the steps we take each quarter to determine the value of our portfolio. Many of our portfolio investments are recorded at fair value as determined in good faith by our board of directors. As a result, there is uncertainty as to the value of our portfolio investments. Investments for which market quotations are readily available are recorded in our financial statements at such market quotations. With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

•	Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment;

•	Preliminary valuation conclusions are then documented and discussed with our senior management;

•	Independent valuation firms engaged by our board of directors conduct independent appraisals and review management’s preliminary valuations and make their own independent assessment;

•	The audit committee of our board of directors reviews the preliminary valuation of our investment adviser and that of the independent valuation firms and responds and supplements the valuation recommendation of the independent valuation firm to reflect any comments; and

•	The board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of our investment adviser, the respective independent valuation firms and audit committee.

When we make investments that involve deferrals of interest payable to us, any increase in the value of the investment due to the accrual or receipt of payment of interest is allocated to the increase in the cost basis of the investment, rather than to capital appreciation or gain.

Competition

Our primary competitors in providing financing to middle-market companies include public and private funds, commercial and investment banks, commercial financing companies, and, to the extent they provide an alternative form of financing, private equity funds. Additionally, because competition for investment opportunities generally has increased among alternative investment vehicles, such as hedge funds, those entities have begun to invest in areas they have not traditionally invested in, including investments in middle-market companies. As a result of these new entrants, competition for investment opportunities at middle-market companies has intensified. Many of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. We expect to use the industry information of Apollo’s investment professionals to which we have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we believe that the relationships of the senior managers of Apollo Investment Management and of the senior partners of Apollo, enable us to learn about, and compete effectively for, financing opportunities with attractive middle-market companies in the industries in which we seek to invest.

Staffing

We have hired a chief financial officer and chief compliance officer and, to the extent necessary, will hire additional personnel. These individuals are employees of Apollo Administration and perform their respective functions under the terms of the administration agreement. Certain of our executive officers are also managing partners of our investment adviser. Our day-to-day investment operations will be managed by our investment adviser. Apollo Investment Management has hired nine additional investment professionals since the initial public offering and expects to add additional professionals in the future. In addition, we reimburse Apollo Administration for our allocable portion of expenses incurred by it in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs.

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operation. Our administrative and principal executive offices are located at 9 West 57th Street, New York, NY 10019. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3. Legal Proceedings

We and Apollo Investment Management are not currently subject to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during our fourth fiscal quarter ended March 31, 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

Our common stock is traded on the NASDAQ National Market under the symbol “AINV.” The following table lists the high and low closing bid price for our common stock, the closing bid price as a percentage of net asset value, or NAV and quarterly dividends per share since shares of our common stock began being regularly quoted on The NASDAQ National Market.

		Closing Sales Price
Year Ending March 31, 2005	NAV(1)	High	Low	Premium of High Sales Price to NAV(2)	Premium or Discount of Low Sales Price to NAV(2)	Declared Dividends
First Fiscal Quarter (period from April 8, 2004* to June 30, 2004)	$14.05	$15.25	$12.83	109%	91%	—
Second Fiscal Quarter	$14.10	$14.57	$13.06	103%	93%	$0.045
Third Fiscal Quarter	$14.32	$15.13	$13.43	106%	94%	$0.180
Fourth Fiscal Quarter	$14.27	$17.62	$14.93	123%	105%	$0.260

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)	Calculated as of the respective high or low closing sales price divided by the quarter end NAV.
*	Commencement of operations

While our common stock currently trades in excess of our net asset value, there can be no assurance, however, that our shares will continue to trade at such a premium (to net asset value). The last reported closing market price of our common stock on June 9, 2005 was $17.32 per share. As of June 9, 2005, we had 17 shareholders of record.

DIVIDENDS

We intend to distribute quarterly dividends to our stockholders. Our quarterly dividends, if any, will be determined by our board of directors.

We have elected to be taxed as a Regulated Investment Company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986. To maintain our RIC status, we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31st and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, then stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends.

We may not be able to achieve operating results that will allow us to make dividends and distributions at a specific level or to increase the amount of these dividends and distributions from time to time. In addition, we may be limited in our ability to make dividends and distributions due to the asset coverage test for borrowings when applicable to us as a business development company under the 1940 Act and due to provisions in future credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our status as a regulated investment company. We cannot assure stockholders that they will receive any dividends and distributions or dividends and distributions at a particular level.

With respect to the dividends paid to shareholders, income from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies is treated as taxable income and accordingly, distributed to shareholders. For the period from April 8, 2004 (commencement of operations) through March 31, 2005, these fees totaled $4.5 million.

The following table lists the quarterly dividends per share since shares of our common stock began being regularly quoted on The NASDAQ National Market.

Year Ending March 31, 2005	Declared Dividends
First Fiscal Quarter (period from April 8, 2004* to June 30, 2004)	—
Second Fiscal Quarter	$0.045
Third Fiscal Quarter	$0.180
Fourth Fiscal Quarter	$0.260

*	Commencement of operations

Recent Sale of Unregistered Securities

We did not engage in any sales of unregistered securities during the fiscal year ended March 31, 2005.

Item 6. Selected Financial Data

The Statement of Operations, Per Share and Balance Sheet data for the period ended March 31, 2005 are derived from our financial statements which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. This selected financial data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

Statement of Operations Data:	For the Period April 8, 2004* through March 31, 2005 (dollar amounts in thousands, except per share data)
Total Investment Income	$47,833
Total Expenses	$22,380
Net Investment Income	$25,453
Net Realized and Unrealized Gains	$18,692
Net Increase in Stockholders’ Equity Resulting from Operations	$44,145

Per Share Data:
Net Asset Value	$14.27
Net Investment Income	$0.410
Net Increase in Stockholders’ Equity Resulting from Operations	$0.711
Distributions Declared	$0.485

Balance Sheet Data:
Total Assets	$1,733,384
Total Stockholders’ Equity	$892,886

Other Data:
Total Return (1)	15.3%
Number of Portfolio Companies at Period End	35
Amount of Loan Originations and Equity Investments	$894,335
Principal Amount of Loan Repayments and Exits	$71,730
Weighted Average Yield on Invested Capital at Period End	10.9%
Weighted Average Yield on Invested Capital and Cash Equivalents at Period End	10.2%

*	Commencement of operations
(1)	Total return is based on the change in market price per share, assuming an investment at the initial offering price of $15.00 per share. Total return also takes into account dividends and distributions, if any, reinvested in accordance with Apollo Investment’s dividend reinvestment plan. Total return is not annualized.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this report.

Certain statements in this report that relate to estimates or expectations of our future performance or financial condition may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties, including, but not limited to, statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of investments that we expect to make;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital; and

•	the timing of cash flows, if any, from the operations of our portfolio companies.

We may use words such as “anticipates,” “believes,” “expects,” “intends”, “will”, “should,” “may” and similar expressions to identify forward-looking statements. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made. We undertake no duty to update any forward-looking statements made herein. Additional information regarding these and other risks and uncertainties is also contained in our other periodic filings with the Securities and Exchange Commission, or SEC.

OVERVIEW

Apollo Investment was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a business development company under the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended. Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. If we fail to qualify as a RIC, we will be subject to corporate-level income taxes, which could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. On April 8, 2004, we completed our initial public offering as an externally managed, non-diversified, closed-end investment company that elected to be treated as a business development company under the 1940 Act. We commenced operations on April 8, 2004 upon receipt of $870.2 million in net proceeds.

Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make. We believe that the availability of senior debt capital from banks for middle market companies over the last twelve months has generally increased and has put downward pressure on spreads at the same time that base rates have risen. We do not expect this increased availability of capital to impair our ability to make longer-term investment decisions with our capital. We remain steadfast with our investment disciplines in selectively investing in appropriate risk-reward opportunities within the middle market.

As a business development company, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). If we invest in an issuer that, at the time we make the investment, has outstanding securities as to which a broker or dealer may extend or maintain margin credit or “marginable securities,” these acquired assets cannot normally be treated as qualifying assets. This treatment results from the definition of “eligible portfolio company” under the 1940 Act, which in part looks to whether a company has outstanding securities that are eligible for margin credit. Amendments promulgated in 1998 by the Board of Governors of the Federal Reserve System to Regulation T under the Securities Exchange Act of 1934, as amended, or the Exchange Act, expanded the definition of marginable security to include any non-equity security. These amendments have raised questions as to whether a private company that has outstanding debt securities would qualify as an eligible portfolio company. We note that under applicable self-regulatory organization rules that govern the ability of brokers and dealers to extend margin credit, many non-equity securities issued by private companies may not be effectively marginable.

To address these questions, the Securities and Exchange Commission proposed amendments to the 1940 Act to expand the definition of eligible portfolio company in a manner that would promote the flow of capital to small, developing and financially troubled companies. These amendments would define eligible portfolio company with reference to whether a company has any class of securities listed on an exchange. We continue to monitor this issue closely and intend to adjust our investment focus as needed to comply with and/or take advantage of these amendments if they are adopted or of any other future administrative position, judicial decision or legislative action.

Our board of directors approved an amendment to our investment policy to eliminate the 5% limitation on investments in foreign securities. This change was implemented as of August 14, 2004 and any such investments are included as non-qualifying assets.

Revenue

We generate revenue primarily in the form of interest income from the debt securities we hold and capital gains, if any, on investment securities that we may acquire in portfolio companies. Our investments, whether in the form of mezzanine or senior secured loans, generally have a stated term of five to ten years and bear interest at a fixed rate or a floating rate usually determined on the basis of a benchmark LIBOR or prime rate. While subordinated debt and corporate notes typically accrue interest at fixed rates, some of these investments may include zero coupon, payment-in-kind (“PIK”) and/or step bonds that accrue income on a constant yield to call or maturity basis. Interest on debt securities is generally payable quarterly or semi-annually. In some cases, some of our investments provide for deferred interest payments or payments-in-kind. The principal amount of the debt securities and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance and, if applicable, consulting fees, etc.

Expenses

All investment professionals of the investment adviser and their staff, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of that personnel which is allocable to those services are provided and paid for by Apollo Investment Management. We bear all other costs and expenses of our operations and transactions, including those relating to:

•	investment advisory and management fees;

•	expenses incurred by Apollo Investment Management payable to third parties, including agents, consultants or other advisors, in monitoring our financial and legal affairs and in monitoring our investments and performing due diligence on our prospective portfolio companies;

•	calculation of our net asset value (including the cost and expenses of any independent valuation firm);

•	direct costs and expenses of administration, including auditor and legal costs;

•	costs of preparing and filing reports or other documents with the SEC;

•	interest payable on debt, if any, incurred to finance our investments;

•	offerings of our common stock and other securities;

•	registration and listing fees;

•	fees payable to third parties, including agents, consultants or other advisors, relating to, or associated with, evaluating and making investments;

•	transfer agent and custodial fees;

•	taxes;

•	independent directors’ fees and expenses;

•	marketing and distribution-related expenses;

•	the costs of any reports, proxy statements or other notices to stockholders, including printing and postage costs;

•	our allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	organization and offering; and

•	all other expenses incurred by us or Apollo Administration in connection with administering our business, such as our allocable portion of overhead under the administration agreement, including rent and our allocable portion of the cost of our chief compliance officer and chief financial officer and their respective staffs.

We expect our general and administrative operating expenses related to our ongoing operations to remain generally stable or decline slightly as a percentage of our assets in future periods. Incentive fees, interest expense and costs relating to future offerings of securities would be additive.

Portfolio and Investment Activity

For the period April 8, 2004 (commencement of operations) through March 31, 2005, we invested $894.3 million in 37 portfolio companies and received principal prepayments of $71.7 million. At March 31, 2005, our net portfolio consisted of 35 portfolio companies and was invested 51% in subordinated debt/corporate notes, 42% in senior secured loans, 3% in common stock/warrants and 4% in cash equivalents. Our average portfolio company investment was $24.2 million.

Our weighted average yield on invested capital was 10.9% at March 31, 2005. The weighted average yield on our invested capital including cash equivalents and after expenses was 7.6% at March 31, 2005. The weighted average yields on our subordinated debt and senior secured debt were 13.7% and 8.2%, respectively, at March 31, 2005. Our 1st lien and 2nd lien senior secured debt investments yielded 6.4% and 9.8%, respectively.

The following table lists each portfolio company investment during our first fiscal year ended March 31, 2005:

Portfolio Company	Industry	Date	Investment	Original Cost (in thousands)
ALM Media Holdings, Inc.	Publishing	March 2005	Subordinated note	$16,000
			Sr. secured loan –1st Lien	5,000
			Sr. secured loan - 2nd Lien	19,000

AMH Holdings II, Inc.	Building	December 2004	Subordinated note	45,000

Amerco Corp.	Transportation	May 2004	Sr. secured loan- 1st Lien	15,208

American Safety Razor	Consumer Products	March 2005	Sr. secured loan – 1st Lien	2,000
			Sr. secured loan – 2nd Lien	13,500

Anthony, Inc.	Manufacturing	September 2004	Subordinated note	9,500
			Sr. secured loan – 2nd Lien	13,000

Charter Communications	Cable TV	April 2004	Sr. secured loan – 1st Lien	25,000

CHI Overhead Doors, Inc.	Building Products	October 2004	Sr. secured loan – 2nd Lien	10,000

Cygnus Business Media	Media	July 2004	Sr. secured loan - 1st Lien	15,000
			Sr. secured loan – 2nd Lien	10,000

Directed Electronics	Electronics	June 2004	Sr. secured loan – 1st Lien	5,000

EuroFresh	Agriculture	May 2004	Sr. secured loan – 2nd Lien	24,650

Goodyear Tire & Rubber Co.	Tires	March 2005	Sr. secured loan – 2nd Lien	10,000

Grand Vehicle Works Holdings Inc.	Manufacturing	July 2004	Sr. secured loan – 2nd Lien	10,000

Invista	Chemicals	April 2004	Subordinated note	35,000

Language Line, Inc.	Business Services	Various,	Subordinated note	20,663
		beginning June	Subordinated note	14,788
		2004	Sr. secured loan – 1st Lien	6,983

Latham Manufacturing Corp.	Leisure Equipment	December 2004	Subordinated note	30,478

Latham Acquisition Corp.			Common stock	3,000
Lexicon Marketing (USA), Inc.	Direct Marketing	November 2004	Subordinated note	27,000

LM Acquisition Ltd.			Common stock	10,000

MGM\LOC Acquisition Corp.	Leisure	March 2005	Sr. secured loan – 1st Lien	25,000

Mueller Group Inc.	Industrial	April 2004	Sr. secured loan – 2nd Lien	17,000

National Waterworks Holdings, Inc.	Distribution	October 2004	Subordinated note	37,000

NES Rental Holdings Inc.	Equipment Rental	August 2004	Sr. secured loan – 2nd Lien	25,000

N.E.W. Customer Services Cos., Inc.	Consumer Services	August 2004	Convertible note	8,320

N.E.W. Holdings I, LLC			Subordinated note	26,680

N.E.W. Customer Service Cos., Inc.			Warrants	0

Phillips Health, LLC	Vitamins, Minerals & Supplements	October 2004	Sr. secured loan – 1st Lien	15,000
			Sr. secured loan – 2nd Lien	15,000

Playpower Holdings Inc.	Leisure Equipment	November 2004	Subordinated note	60,000

Prestige Brands, Inc.	Consumer Products	April 2004	Sr. secured loan – 2nd Lien	20,000

Pro Mach Merger Sub, Inc.	Machinery	December 2004	Subordinated note	19,000
			Common Stock	1,500

Ranpak Corp.	Packaging	May 2004	Sr. secured loan – 1st Lien	5,000
			Sr. secured loan – 2nd Lien	18,000
		March 2005	Sr. secured loan – 1st Lien	5,739
			Sr. secured loan-2nd Lien	10,000

Rayovac Corp.	Electronics	February 2005	Sr. secured loan – 1st Lien	10,000

Sealy Mattress Company	Consumer Products	April 2004	Unsecured loan	10,000

Source Media Holdings Inc.	Publishing	November 2004	Subordinated note	17,000
			Sr. secured loan – 2nd Lien	10,000

Supresta Holdings LLC	Chemicals	August 2004	Sr. secured loan – 1st Lien	7,000

T/Y Merger Corp.	Logistics	August 2004	Subordinated note	17,500
			Common stock	2,500

Trout Coal Holdings, Inc.	Mining	March 2005	Sr. secured loan – 1st Lien	4,000
			Sr. secured loan – 2nd Lien	4,000

Tumi Holdings, Inc.	Consumer Products	March 2005	Subordinated note	12,500
			Sr. secured loan – 1st Lien	3,500
			Sr. secured loan – 2nd Lien	3,000

United Industries Corp.	Consumer Products	April 2004	Sr. secured loan – 1st Lien	15,000
		August 2004	Sr. secured loan – 2nd Lien	10,000

United Site Services Inc.	Environmental Services	December 2004	Sr. secured loan – 2nd Lien	10,000

WDAC Intermediate Corp.	Advertising	December 2004	Subordinated note	44,326

Wyle Laboratories	Aerospace	February 2005	Sr. secured loan – 2nd Lien	10,000

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, our critical accounting policies are further described in the notes to the financial statements.

Valuation of Portfolio Investments

As a business development company, we generally invest in illiquid securities including debt and equity securities of middle market companies. Under procedures established by our board of directors, we value investments, including certain subordinated debt, senior secured debt and other debt securities with maturities greater than 60 days, for which market quotations are readily available at such market quotations. We obtain these market values from an independent pricing service or at the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by or under the direction of our board of directors. Such determination of fair values may involve subjective judgments and estimates. Investments purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates value. With respect to unquoted securities, our board of directors, together with our independent valuation adviser, values each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, our board will use the pricing indicated by the external event to corroborate and/or assist us in our valuation. Because we expect that there will not be a readily available market for many of the investments in our portfolio, we expect to value many of our portfolio investments at fair value as determined in good faith by or under the direction of our board of directors using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

•	Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment;

•	Preliminary valuation conclusions are then documented and discussed with our senior management;

•	Independent valuation firms engaged by our board of directors conduct independent appraisals and review management’s preliminary valuations and their own independent assessment;

•	The audit committee of our board of directors reviews the preliminary valuation of our investment adviser and that of the independent valuation firms and responds and supplements the valuation recommendation of the independent valuation firm to reflect any comments; and

•	The board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of our investment adviser, the respective independent valuation firms and the audit committee.

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual PIK interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt securities if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount, and market discount are capitalized and then we amortize such amounts as interest income. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as interest income. We further record prepayment premiums on loans and debt securities as interest income when we receive such amounts.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

RESULTS OF OPERATIONS

As this is our first fiscal year of operations, there is no previous period with which to compare financial results.

Operating Income

For the period April 8, 2004 (commencement of operations) through March 31, 2005, gross investment income totaled $47.8 million, all of which represented interest income. Origination, closing and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans. Our gross income for the fiscal year also reflects income earned from a significant amount of short-term U.S. Government securities and other temporary investments held during the ramp-up period of our portfolio since our initial public offering. Accordingly, our gross income is generally lower than what would normally be earned had we been more fully invested for the entire fiscal year.

Operating Expenses

For the period April 8, 2004 (commencement of operations) through March 31, 2005, operating expenses totaled $22.4 million. This amount consisted of investment advisory and management fees, insurance expenses, administrative services fees, professional fees, directors’ fees and other general and administrative expenses. It also included a non-recurring charge of $252,311 in expenses related to the organization of Apollo Investment. For the period from April 8, 2004 (commencement of operations) through March 31, 2005, our investment advisory fees totaled $17.3 million and represented the base fee as provided for in the investment advisory and management agreement. In addition, Apollo Investment Administration was reimbursed $987,500 for expenses incurred under the Administration Agreement. No incentive fees were paid or owed to Apollo Investment Management, our investment adviser, for the period April 8, 2004 (commencement of operations) through March 31, 2005.

Net Operating Income

For the period from April 8, 2004 (commencement of operations) through March 31, 2005, our net operating income was $25.5 million.

Net Unrealized Appreciation on Investments and Forward Foreign Currency Contract

At March 31, 2005, net unrealized appreciation totaled $18.2 million, of which $3.9 million was attributable to net unrealized appreciation on our bank debt/senior secured loans, $12.3 million was attributable to our subordinated debt/corporate notes, $1.0 million was attributable to our equity investments and $1.0 million was attributable to unrealized appreciation on a forward foreign currency contract used to hedge our foreign exchange rate risk on our investment in WDAC Intermediate Corp.

Net Realized Gains/Losses

For the period from April 8, 2004 (commencement of operations) through March 31, 2005, we had total principal repayments and exits of $71.7 million and total net realized losses of $658 on our investments. Furthermore, we realized $640,200 from the settlement of our forward foreign currency contract in March 2005 and we incurred net realized losses on the sale of our U.S. Treasury Bills totaling $144,381 during the period from April 8, 2004 (commencement of operations) through March 31, 2005.

Net Increase in Stockholders’ Equity From Operations

Our operations generated a total net increase in stockholders’ equity resulting from operations of $44.1 million for the period April 8, 2004 (commencement of operations) through March 31, 2005. Based on our weighted-average shares outstanding, our net change in stockholders’ equity from operations was $0.71 per share for the period from April 8, 2004 (commencement of operations) through March 31, 2005.

Financial condition, liquidity and capital resources

During the fiscal year, we generated cash primarily from the net proceeds of our initial public offering and cash flows from operations, including interest earned on subordinated notes and senior secured loans as well as from our temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. We plan to generate additional cash from borrowings under our senior secured multi-currency revolving credit facility. In April 2005, we entered into a senior credit facility having the term of five years and providing for borrowings of up to $800 million. The Credit Agreement will also provide for the ability of Apollo Investment to seek additional commitments from lenders thereunder in an aggregate amount of up to $400 million. Apollo Investment has not yet borrowed any amounts under the Credit Agreement. The interest rate generally applicable to borrowings under this senior credit facility will be LIBOR plus 100 basis points. This facility will be secured by a security interest in virtually all of our portfolio investments (including cash and hedge transaction value), subject to certain exceptions. The senior credit facility contains covenants and events of default customary for financings of this type. In the future, we may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our primary use of funds are expected to be investments in portfolio companies, payment of fees and other operating expenses and cash distributions to holders of our common stock.

From April 8, 2004, when we commenced operations, through March 31, 2005, our net cash provided by financing activities was $848.7 million, including primarily the net proceeds of our initial public offering of common stock, and our net cash used by operating activities was $29.5 million. As a business development company, we are subject to regulations governing our operations that affect our ability to raise additional capital. If we issue debt securities or borrow money we will be exposed to additional risks. We did not purchase or sell any of our equity securities other than in the initial public offering. At March 31, 2005, we had cash and cash equivalents of approximately $43.4 million (as adjusted for unsettled trades at year-end), which we intend to use in our operations. From time to time we expect to raise capital in the form of new debt or equity capital, including by way of offerings of securities pursuant to our shelf registration.

Dividends

We intend to continue to distribute quarterly dividends to our stockholders, the amounts of which will be determined by our board of directors.

We have elected to be taxed as a RIC under Subchapter M of the Internal Revenue Code of 1986. To maintain our RIC status, we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31st and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, then stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends.

We may not be able to achieve operating results that will allow us to make dividends and distributions at a specific level or to increase the amount of these dividends and distributions from time to time. In addition, we may be limited in our ability to make dividends and distributions due to the asset coverage test for borrowings when applicable to us as a business development company under the 1940 Act and due to provisions in future credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our status as a regulated investment company. We cannot assure stockholders that they will receive any dividends and distributions or dividends and distributions at a particular level.

With respect to the dividends paid to shareholders, income from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies was treated as taxable income and accordingly, distributed to shareholders. For the period from April 8, 2004 (commencement of operations) through March 31, 2005, these fees totaled $4.5 million.

Contractual Obligations

We have entered into two contracts under which we have future commitments: the investment advisory and management agreement, pursuant to which Apollo Investment Management has agreed to serve as our investment adviser, and the administration agreement, pursuant to which Apollo Administration has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations and provide on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. Payments under the investment advisory and management agreement are equal to (1) a percentage of the value of our gross assets and (2) a two-part incentive fee. Payments under the administration agreement are equal to an amount based upon our allocable portion of Apollo Administration’s overhead in performing its obligations under the administration agreement, including rent, technology systems, insurance and our allocable portion of the costs of our chief compliance officer and chief financial officer and their respective staffs. Either party may terminate each of the investment advisory and management agreement and administration agreement without penalty upon not more than 60 days’ written notice to the other. Please see Note 3 within our financial statements for more information.

At March 31, 2005, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than the investment advisory and management agreement and the administration agreement.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. During the fiscal year ended March 31, 2005, many of the loans in our portfolio had floating interest rates. These loans are usually based on a floating LIBO rate and typically have durations of one to six months after which they reset to current market interest rates. As the percentage of our mezzanine and other subordinated loans increase as a percentage of our total investments, we expect that more of the loans in our portfolio will have fixed rates. Accordingly, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the period April 8, 2004 (commencement of operations) through March 31, 2005, we did not engage in interest rate hedging activities.

Beginning in December 2004 and concomitant with our investment in WDAC Intermediate Corp., we entered into a three-month forward foreign currency contract to hedge our exposure to the currency risk associated with this investment. This contract was rolled into another three month contract in March 2005. Realized and unrealized gains on these contracts are represented on our balance sheet and statement of operations, respectively, as of and for the period ended March 31, 2005. The open contract is further described in footnote 8 within our financial statements included within this Form 10-K.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

Management’s Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

Balance Sheet as of March 31, 2005

Statement of Operations for the quarter ended March 31, 2005 and for the period April 8, 2004* through March 31, 2005

Statement of Stockholders’ Equity for the period April 8, 2004* through March 31, 2005

Statement of Cash Flows for the period April 8, 2004* through March 31, 2005

Schedule of Investments as of March 31, 2005

Notes to Financial Statements

*	Commencement of operations

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Apollo Investment Corporation:

In our opinion, the accompanying balance sheet, including the schedule of investments, and the related statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Apollo Investment Corporation (the “Company”) at March 31, 2005, the results of its operations, its changes in stockholders’ equity and its cash flows for the period April 8, 2004 (commencement of operations) through March 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit, which included confirmation of securities at March 31, 2005 by correspondence with the custodian and issuers, provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York

June 14, 2005

APOLLO INVESTMENT CORPORATION

BALANCE SHEET

March 31, 2005

(in thousands, except per share amounts)

Assets

Cash	$5,208
Investments, at fair value (cost - $821,232)	838,482
Cash equivalents, at fair value (cost - $873,061)	873,056
Interest receivable, at value*	14,805
Unrealized appreciation on forward foreign currency contract (see note 8)	978
Prepaid expenses and other assets	855

Total assets	$1,733,384

Liabilities

Payable for investments and cash equivalents purchased	$834,891
Management fee payable	4,492
Accrued expenses	1,115

Total liabilities	$840,498

Stockholders’ Equity

Common stock, par value $.001 per share, 100,000,000 common shares authorized, 62,554,976 issued and outstanding	$63
Paid-in capital in excess of par	878,838
Accumulated net investment income	26,093
Dividends paid to stockholders	(30,160)
Accumulated net realized losses	(145)
Net unrealized appreciation	18,197

Total stockholders’ equity	$892,886

Total liabilities and stockholders’ equity	$1,733,384

*	Value reflects unrealized depreciation of $26 (in thousands).

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENT OF OPERATIONS

(in thousands, except per share amounts)

April 8, 2004* through March 31, 2005
INVESTMENT INCOME:
Interest	$47,833

EXPENSES:
Management fees	$17,315
General and administrative expenses	5,065

Total expenses	22,380

Net investment income	$25,453

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS AND FOREIGN CURRENCIES:
Net realized gain (loss):
Investments	(1)
Forward foreign currency contract	640
Cash equivalents	(144)

Net realized gains	495

Net unrealized gain (loss):
Investments	17,250
Cash equivalents	(5)
Forward foreign currency contract	978
Other assets	(26)

Net unrealized gain (loss)	18,197

Net realized and unrealized gain (loss) from investments, cash equivalents and foreign currency contracts and other assets	18,692

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$44,145

EARNINGS PER COMMON SHARE (see note 6)	$0.71

*	Commencement of operations

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

For the period April 8, 2004* through March 31, 2005

(in thousands, except shares)

	Common Stock
	Shares	Amount	Paid-in Capital in Excess of Par	Accumulated Earnings	Total Stockholders’ Equity
Balance at April 8, 2004*	100	$0	$1	$0	$1
Issuance of common stock from public offering (net of underwriting costs)	62,000,000	62	871,813		871,875
Offering costs			(1,722)		(1,722)
Net increase in stockholders’ equity resulting from operations				44,145	44,145
Shares issued in connection with dividend reinvestment plan	554,876	1	8,746		8,747
Dividends declared				(30,160)	(30,160)

Balance at March 31, 2005	62,554,976	$63	$878,838	$13,985	$892,886

*	Commencement of operations

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENT OF CASH FLOWS

For the period April 8, 2004* through March 31, 2005

(in thousands)

Cash Flows from Operating Activities:
Net Increase in Stockholders’ Equity Resulting from Operations	$44,145
Adjustments to reconcile net increase:
Purchase of investment securities	(892,963)
Proceeds from disposition of investment securities	71,731
Proceeds from the settlement of a forward foreign currency contract	640
Sale of short-term securities, net	(150)
Increase in interest receivable	(14,831)
Increase in prepaid expenses and other assets	(855)
Increase in management fee payable	4,492
Increase in accrued expenses	1,115
Payable for investments and cash equivalents purchased	834,891
Net unrealized appreciation on investments, cash equivalents, forward foreign currency contracts and other assets	(18,197)
Net realized gain on investments and cash equivalents	(495)

Net Cash Used by Operating Activities	$29,523

Cash Flows from Financing Activities:
Net proceeds from the issuance of common stock	$871,875
Offering costs from the issuance of common stock	(1,722)
Dividends paid in cash	(21,413)

Net Cash Provided by Financing Activities	$848,740

NET INCREASE IN CASH AND CASH EQUIVALENTS	$878,263
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1

CASH AND CASH EQUIVALENTS, END OF PERIOD	$878,264

Non-cash financing activities consist of the reinvestment of dividends totaling $8,746 (in thousands).

*	Commencement of operations

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

March 31, 2005

(in thousands, except warrants/shares)

Portfolio Company (1)	Industry	Par Amount	Cost	Fair Value (2)
Subordinated Debt/Corporate Notes – 50.3%
ALM Media Holdings, Inc., 13.00%, 3/15/13 ♦	Publishing	$16,000	$15,841	$16,000
AMH Holdings II, Inc., 13.625%, 12/01/14 ♦	Building Products	45,000	44,002	45,000
Anthony, Inc., 13.50%, 9/01/12 ♦	Manufacturing	9,561	9,427	9,561
Invista, 9.25%, 5/01/12 ♦	Chemicals	35,000	35,000	38,238
Language Line Holdings, Inc., 0% / 14.125%, 6/15/13	Business Services	27,678	15,993	15,846
Language Line Inc., 11.125%, 6/15/12	Business Services	20,646	20,683	21,678
Latham Manufacturing Corp., 14.00%, 6/30/11	Leisure Equipment	31,179	30,570	31,179
Lexicon Marketing (USA), Inc., 13.75%, 1/02/12	Direct Marketing	27,168	26,641	27,168
National Waterworks Holdings, Inc., 12.50%, 1/01/14 ♦	Distribution	37,000	36,285	37,000
N.E.W. Holdings I, LLC, 12.50%, 8/17/11	Consumer Services	26,680	23,454	26,680
N.E.W. Customer Service Companies Inc., 14.00%, Convertible, 8/17/13	Consumer Services	8,320	8,320	12,218
Playpower Holdings Inc., 15.50%, 11/30/12 ♦	Leisure Equipment	60,775	60,775	60,775
Pro Mach Merger Sub, Inc., 13.75%, 6/15/12	Machinery	19,000	18,630	19,000
Source Media Holdings Inc., 13.00%, 11/30/12 ♦	Publishing	17,000	16,632	17,000
T/Y Merger Corp., 14.75%, 2/26/10	Logistics	17,916	17,635	17,916
Tumi Holdings, Inc., 13.67%, 12/31/14	Consumer Products	12,528	12,528	12,528
WDAC Intermediate Corp., 13.75%, 6/01/15*	Advertising	€33,000	44,326	41,235

Total Subordinated Debt/Corporate Notes			$436,742	$449,022

		Shares /Warrants
Common Stock/Warrants - 2.4%
Latham Acquisition Corp.	Leisure Equipment	30,000 shs.	$3,000	$3,000
LM Acquisition Ltd.	Direct Marketing	10,000 shs.	10,000	10,000
N.E.W. Customer Service Companies, Inc.	Consumer Services	1,105,961 wts.	3,404	6,031
Pro Mach Coinvestment, LLC	Machinery	150,000 shs.	1,500	1,500
T/Y Merger Corp.	Logistics	250,000 shs.	2,500	900

Total Common Stock/Warrants			$20,404	$21,431

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (CONTINUED)

March 31, 2005

(in thousands)

Portfolio Company (1)	Industry	Par Amount	Cost	Fair Value (2)
Bank Debt/Senior Secured Loans (3) – 41.2%
1st Lien Bank Debt/Senior Secured Loans - 15.9%
ALM Media Holdings, Inc., 3/05/10	Publishing	$5,000	$5,000	$5,038
Amerco Corp., 2/27/09	Transportation	14,850	15,069	15,221
American Safety Razor, 3/21/12	Consumer Products	2,000	2,000	2,040
Charter Communications, 4/21/11	Cable TV	24,812	24,812	24,946
Cygnus Business Media, Inc., 7/13/09	Media	14,963	14,895	15,037
Directed Electronics, 6/17/10	Electronics	4,859	4,859	4,932
Language Line Inc., 6/11/11	Business Services	6,453	6,437	6,528
MGM\LOC Acquisition Corp., 4/08/12	Leisure	25,000	25,000	25,000
Phillips Health, LLC, 8/23/10	Vitamins, Supplements	12,353	12,293	12,415
Ranpak Corp., 5/26/10	Packaging	5,739	5,739	5,747
Rayovac Corp., 2/06/12	Electronics	10,000	10,000	10,162
Supresta Holdings, Inc., 7/20/11	Chemicals	6,948	6,948	7,086
Trout Coal Holdings, Inc., 3/23/11	Mining	4,000	4,000	4,060
Tumi Holdings, Inc., 12/31/13	Consumer Products	3,500	3,500	3,526

Total 1st Lien Bank Debt/Senior Secured Loans			$140,552	$141,738

2nd Lien Bank Debt/Senior Secured Loans - 24.2%
ALM Media Holdings, Inc., 3/07/11	Publishing	19,000	19,000	19,380
American Safety Razor, 9/21/12	Consumer Products	13,500	13,500	13,736
Anthony International, 9/01/11	Manufacturing	13,000	12,880	13,000
C.H.I. Overhead Doors, Inc., 10/22/11	Building Products	10,000	9,952	10,163
Cygnus Business Media, Inc., 1/12/10	Media	10,000	9,913	9,975
EuroFresh, 5/14/10	Agriculture	25,000	24,692	25,438
Goodyear Tire & Rubber Co., 4/30/10	Tires	10,000	10,000	10,000
Grand Vehicle Works Holding Corp., 7/23/11	Manufacturing	10,000	10,000	9,000
Mueller Group Inc., 11/01/11	Industrial	17,000	17,000	17,255
NES Rentals Holdings Inc., 8/17/10	Equipment Rental	24,875	24,875	25,528
Phillips Health, LLC, 8/20/11	Vitamins, Supplements	14,963	14,817	15,037
Ranpak Corp., 3/17/11	Packaging	10,000	10,000	10,150
Source Media Inc., 11/30/12	Publishing	10,000	10,000	10,131
Trout Coal Holdings, Inc., 3/23/12	Mining	4,000	4,000	4,080
Tumi Holdings, Inc., 6/30/14	Consumer Products	3,000	3,000	3,030
United Site Services, Inc., 6/30/10	Environmental	10,000	9,905	10,000
Wyle Laboratories, Inc., 7/28/11	Aerospace	10,000	10,000	10,200

Total 2nd Lien Bank Debt/Senior Secured Loans			$213,534	$216,103

See notes to financial statements

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (CONTINUED)

March 31, 2005

(in thousands)

Portfolio Company (1)	Industry	Par Amount	Cost	Fair Value (2)
Bank Debt/Senior Secured Loans (3) – (continued)
Unsecured Bank Debt - 1.1%
Sealy Mattress Co., 4/08/13	Consumer Products	10,000	$10,000	$10,188

Total Bank Debt/Senior Secured Loans			$364,086	$368,029

Total Investments			$821,232	$838,482

Cash Equivalents –97.8%
U.S. Cash Management Bill, 2.70%, 04/15/05	Government	$800,000	$799,171	$799,171
U.S. Treasury Bill, 2.70%, 04/21/05	Government	74,000	73,890	73,885

Total Cash Equivalents			$873,061	$873,056

Total Investments & Cash Equivalents - 191.7% (4)			$1,694,293	$1,711,538

Liabilities in excess of other assets – (91.7%)				(818,652)

Net Assets – 100.0%				$892,886

(1)	None of our portfolio companies is controlled or affiliated as defined by the Investment Company Act of 1940.
(2)	Fair value is determined by or under the direction of the Board of Directors of the Company (see Note 2).
(3)	Represent floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the LIBOR (London Interbank Offer Rate) or the Prime Rate.
(4)	Aggregate cost for Federal Income tax purposes is $1,698,651 (in thousands).
♦	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
*	Denominated in Euros (“€”)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1. Organization

Apollo Investment Corporation (“Apollo Investment” or the “Company”), a Maryland corporation organized on February 2, 2004, is a closed-end, non-diversified management investment company that has filed an election to be treated as a business development company (“BDC”) under the Investment Company Act of 1940. In addition, for tax purposes we have elected to be treated as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended. Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We intend to invest primarily in middle-market companies in the form of mezzanine and senior secured loans, each of which may include an equity component, as well as by making direct equity investments in such companies.

On April 8, 2004, Apollo Investment closed its initial public offering and sold 62,000,000 shares of its common stock at a price of $15.00 per share, less an underwriting discount and commissions totaling $0.9375 per share. We commenced operations on April 8, 2004 as we received $870.15 million in total net proceeds from the offering.

Note 2. Significant Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ.

Our financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-K and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements, have been included.

The significant accounting policies consistently followed by Apollo Investment are:

(a)	Security transactions are accounted for on the trade date;

(b)	Investments for which market quotations are readily available are valued at such market quotations; debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by or under the direction of our Board of Directors. Subordinated debt, senior secured debt and other debt securities with maturities greater than 60 days are valued by an independent pricing service or at the mean between the bid and ask prices from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). With respect to certain private equity securities, each investment is valued using comparisons of financial ratios of the portfolio companies that issued such private equity securities to peer companies that are public. The value is then discounted to reflect the illiquid nature of the investment. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we will use the pricing indicated by the external event to corroborate our private equity valuation. Because we expect that there will not be a readily available market value for most of the investments in our portfolio, we expect to value substantially all of our portfolio investments at fair value as determined in good faith by or under the direction of our Board of Directors using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

With respect to our investments for which market quotations are not readily available, our Board of Directors undertakes a multi-step valuation process each quarter, as described below:

(1)	Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment;

(2)	Preliminary valuation conclusions are then documented and discussed with our senior management;

(3)	Independent valuation firms engaged by our board of directors conduct independent appraisals and review management’s preliminary valuations and their own independent assessment;

(4)	The audit committee of our board of directors reviews the preliminary valuation of our investment adviser and that of the independent valuation firms and responds and supplements the valuation recommendation of the independent valuation firm to reflect any comments; and

(5)	The board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of our investment adviser, the respective independent valuation firms and the audit committee.

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

(c)	Investments purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates value;

(d)	Gains or losses on the sale of investments are calculated by using the specific identification method;

(e)	Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as interest income;

(f)	The Company intends to comply with the applicable provisions of the Internal Revenue Code of 1986, as amended, pertaining to regulated investment companies to make distributions of taxable income sufficient to relieve it from substantially all Federal income and excise taxes;

(g)	In accordance with Statement of Position 93-2 Determination, Disclosure, and Financial Statement Presentation of Income, Capital Gain, and Return of Capital Distributions by Investment Companies, book and tax basis differences relating to stockholder distributions and other permanent book and tax differences are reclassified to paid-in capital. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from accounting principles generally accepted in the United States of America. Accordingly, at March 31, 2005, $640,200 was reclassified on our balance sheet from accumulated realized capital gains to accumulated net investment income. Total earnings and net asset value is not affected;

(h)	Dividends and distributions to common stockholders are recorded on the record date. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually.

(i)	Origination, facility, commitment, and other fees received by the Company on loan agreements or other investments are typically accreted over the remaining term of the loan.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(j)	The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation.

(k)	The Company may enter into forward exchange contracts in order to hedge against foreign currency risk. These contracts are marked to market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled.

Note 3. Agreements

Apollo Investment has entered into an Investment Advisory and Management Agreement with the Investment Adviser, Apollo Investment Management, L.P., under which the Investment Adviser, subject to the overall supervision of Apollo Investment’s Board of Directors, will manage the day-to-day operations of, and provide investment advisory services to, Apollo Investment. For providing these services, the Investment Adviser receives a fee from Apollo Investment, consisting of two components—a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.00% of Apollo Investment’s gross assets. For services rendered under the Investment Advisory and Management Agreement during the period commencing from the closing of Apollo Investment’s initial offering through and including the first six months of operations, the base management fee was payable monthly in arrears. For services rendered under the Investment Advisory and Management Agreement after that time, the base management fee is payable quarterly in arrears. For the first quarter of our operations, the base management fee was calculated based on the initial value of Apollo Investment’s gross assets. Subsequently, the base management fee is calculated based on the average value of Apollo Investment’s gross assets at the end of the two most recently completed calendar quarters (we consider the date we commenced operations as a quarter end), and is appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fees for any partial month or quarter are appropriately pro rated.

The incentive fee has two parts, as follows: one part is calculated and payable quarterly in arrears based on Apollo Investment’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus Apollo Investment’s operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income does not include any realized capital gains computed net of all realized capital losses and unrealized capital depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of Apollo Investment’s net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7% annualized). Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 2% base management fee. Apollo Investment pays the Investment Adviser an incentive fee with respect to the Apollo Investment’s pre-incentive fee net investment income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which Apollo Investment’s pre-incentive fee net investment income does not exceed the hurdle rate; (2) 100% of Apollo Investment’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter; and (3) 20% of the amount of Apollo Investment’s pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are appropriately pro rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. Apollo Investment did not pay or incur any net investment income based incentive fees during the period April 8, 2004 (commencement of operations) through March 31, 2005.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The second part of the incentive fee will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Management Agreement, as of the termination date), commencing on December 31, 2004, and will equal 20.0% of Apollo Investment’s realized capital gains for the calendar year, computed net of all realized capital losses and unrealized capital depreciation at the end of such year. Apollo Investment did not pay or incur any net realized capital gain based incentive fees during the period April 8, 2004 (commencement of operations) through March 31, 2005.

For the period April 8, 2004 (commencement of operations) through March 31, 2005, the Investment Adviser received $17,315,026 in base investment advisory and management fees from Apollo Investment.

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

For the period April 8, 2004 (commencement of operations) through March 31, 2005, the Administrator was reimbursed $673,596 from Apollo Investment of the $987,500 of expenses accrued under the Administration Agreement.

Note 4. Organizational and Offering Expenses

A portion of the net proceeds of our initial public offering of 62,000,000 shares of common stock was used for organizational and offering expenses of $252,311 and $1,722,560, respectively. Organizational expenses were expensed as incurred. Offering expenses have been charged against paid-in capital in excess of par. All organizational and offering expenses were borne by Apollo Investment.

Note 5. Net Asset Value Per Share

At March 31, 2005, the Company’s total net assets and net asset value per share were $892,885,683 and $14.27, respectively.

Note 6. Earnings Per Share

The following information sets forth the computation of basic and diluted net investment income per share and the increase in stockholders’ equity per share resulting from operations for the period April 8, 2004 (commencement of operations) through March 31, 2005:

Numerator for net investment income per share: $25,453,151

Numerator for increase in stockholders’ equity per share: $44,145,006

Denominator for basic and diluted weighted average shares: 62,094,675

Basic and diluted net investment income per share: $0.41

Basic and diluted net increase in stockholders’ equity per share resulting from operations: $0.71

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 7. Investments

As of March 31, 2005, investments and cash equivalents consisted of the following:

	March 31, 2005 (in thousands)
	Cost	Fair Value
Subordinated Debt/Corporate Notes	$436,742	$449,022
Common Stock/Warrants	20,404	21,431
Bank Debt/Senior Secured Loans	364,086	368,029
Cash Equivalents	873,061	873,056

Totals	$1,694,293	$1,711,538

Note 8. Forward Foreign Currency Contract

At March 31, 2005, the Company had an open foreign currency contract to sell euro forward and bears the market risk that arises from changes in foreign currency exchange rates. Unrealized appreciation on the contract is reflected in the accompanying financial statements as follows:

Foreign Currency	Local Currency	U.S. Cost	Market Value	Settlement Date	Unrealized Appreciation
To Sell: Euro	€34,150,000	$45,313,635	$44,335,940	06/08/05	$977,697

Note 9. Income Tax Information and Distributions to Shareholders

The tax character of dividends paid during the fiscal year ended March 31, 2005 was as follows:

Ordinary income	$30,159,658

As of March 31, 2005, the components of accumulated earnings on a tax basis were as follows:

Distributable ordinary income	$1,470,760
Capital loss carryforward	(75,880	)*
Other book/tax temporary differences	271,009
Unrealized appreciation	12,861,477	**

Total accumulated gains	$14,527,366

*	On March 31, 2005, the Company had a net capital loss carryforward of $75,880, which expires in 2013. This amount will be available to offset like amounts of any future taxable gains.
**	The difference between book-basis and tax-basis unrealized appreciation is attributable primarily to the receipt of upfront fees.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 10. Cash Equivalents

Pending investment in longer-term portfolio holdings, Apollo Investment will make temporary investments in U.S. Treasury bills (of varying maturities) and repurchase agreements as outlined in our prospectus. These temporary investments are be deemed cash equivalents by us and are included in our Schedule of Investments. U.S. Treasury bills with maturities of greater than 60 days from the time of purchase are marked-to-market as per our valuation policy.

Note 11. Financial Highlights

The following is a schedule of financial highlights for the period April 8, 2004 (commencement of operations) through March 31, 2005:

Per Share Data:

Net asset value, beginning of period	$14.06

Net investment income	0.41

Net realized and unrealized gain on investments	0.31

Net increase in stockholders’ equity resulting from operations	0.72

Dividends to shareholders (1)	(0.48)

Costs related to the initial public offering	(0.03)

Net asset value at end of period	$14.27

Per share market value at end of period	$16.78
Total return (2)	15.32%
Shares outstanding at end of period	62,554,976

Ratio/Supplemental Data:
Net assets at end of period (in millions)	$892.9
Ratio of operating expenses to average net assets (3)	2.60%
Ratio of net operating income to average net assets (3)	2.96%

(1)	Dividends and distributions are determined in accordance with income tax regulations which may differ from amounts determined under accounting principles generally accepted in the United States of America.
(2)	Total return is based on the change in market price per share assuming an investment at the initial offering price of $15.00 per share. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan. Total return is not annualized.
(3)	Annualized

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 12. Selected Quarterly Financial Data (unaudited)

(in thousands, except per share amounts)

Quarter Ended	Investment Income		Net Investment Income		Net Realized And Unrealized Gain (Loss) on Investments		Net Increase (Decrease) In Net Assets From Operations
	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
March 31, 2005	21,321	0.34	15,559	0.25	(3,234)	-0.04	12,325	0.21

December 31, 2004	14,816	0.24	9,108	0.15	16,063	0.25	25,171	0.40

September 30, 2004	7,889	0.12	2,263	0.03	3,523	0.06	5,786	0.09

June 30, 2004	3,807	0.06	(1,477)	-0.02	2,340	0.04	863	0.02

Note 13. Subsequent Events

Credit Facility - Entry into a Material Definitive Agreement

On April 14, 2005, Apollo Investment entered into a Senior Secured Revolving Credit Agreement (the “Credit Agreement”), among Apollo Investment, the lenders party thereto and JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent for the lenders.

Under the Credit Agreement, the lenders have agreed to extend credit to Apollo Investment in an initial aggregate principal or face amount not exceeding $800 million at any one time outstanding. The Credit Agreement is a five-year revolving facility (with a stated maturity date of April 14, 2010) and is secured by substantially all of the assets in Apollo Investment’s portfolio, including cash and cash equivalents. Pricing is set at 100 basis points over LIBOR. The Credit Agreement contains affirmative and restrictive covenants, including: (a) periodic financial reporting requirements, (b) maintaining minimum shareholders’ equity of the greater of (i) 40% of the total assets of Apollo Investment and its subsidiaries as at the last day of any fiscal quarter and (ii) the sum of (A) $300 million plus (B) 25% of the net proceeds from the sale of equity interests in Apollo Investment after the closing date of the Credit Agreement, (c) maintaining a ratio of total assets (less total liabilities) to total indebtedness, in each case of Apollo Investment and its subsidiaries, of not less than 2.0:1.0, (d) maintaining minimum liquidity, (e) limitations on the incurrence of additional indebtedness, (f) limitations on liens, (g) limitations on investments (other than in the ordinary course of Apollo Investment’s business), (h) limitations on mergers and disposition of assets (other than in the normal course of Apollo Investment’s business activities) and (i) limitations on the creation or existence of agreements that prohibit liens on properties of Apollo Investment’s subsidiaries. In addition to the asset coverage ratio described in clause (c) of the preceding sentence, borrowings under the Credit Agreement (and the incurrence of certain other permitted debt) will be subject to compliance with a borrowing base that will apply different advance rates to different types of assets in Apollo Investment’s portfolio. The Credit Agreement will provide for

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

the ability of Apollo Investment to seek additional commitments from lenders thereunder in an aggregate amount of up to $400 million. Apollo Investment has not yet borrowed any amounts under the Credit Agreement.

The Credit Agreement will be used to supplement Apollo Investment’s equity capital to make additional portfolio investments. Apollo Investment has employed a significant portion of its equity capital and expects to begin using the Credit Agreement in the coming months to support additions to the portfolio.

From time to time, certain of the lenders provide customary commercial and investment banking services to affiliates of Apollo Investment. JPMorgan also serves as custodian for Apollo Investment pursuant to a global custody agreement.

Universal Shelf Registration

On April 12, 2005, Apollo Investment filed a universal shelf registration statement with the Securities and Exchange Commission on Form N-2.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A. Controls and Procedures

As of March 31, 2005 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

MANAGEMENT

Our business and affairs are managed under the direction of our board of directors. The board of directors currently consists of seven members, five of whom are not “interested persons” of Apollo Investment as defined in Section 2(a)(19) of the 1940 Act. We refer to these individuals as our independent directors. Our board of directors elects our officers, who serve at the discretion of the board of directors.

BOARD OF DIRECTORS

Under our charter, our directors are divided into three classes. Each class of directors holds office for a three year term. However, the initial members of the three classes have initial terms of one, two and three years, respectively. At each annual meeting of our stockholders, the successors to the class of directors whose terms expire at such meeting will be elected to hold office for a term expiring at the annual meeting of stockholders held in the third year following the year of their election. Each director holds office for the term to which he or she is elected and until his or her successor is duly elected and qualifies.

Directors

Information regarding the board of directors is as follows:

Name	Age	Position	Director Since	Expiration of Term
Interested Directors

Michael S. Gross	43	President, Chief Executive Officer and Chairman of the Board of Directors	2004	2007

John J. Hannan	52	Director	2004	2006

Independent Directors

Martin E. Franklin	40	Director	2004	2005

Carl Spielvogel	76	Director	2004	2005

Elliot Stein, Jr.	56	Director	2004	2007

Gerald Tsai, Jr.	76	Director	2004	2006

Bradley J. Wechsler	53	Director	2004	2007

The address for each director is c/o Apollo Investment Corporation, 9 West 57th Street, New York, NY 10019.

Executive officers who are not directors

Information regarding our executive officers who are not directors is as follows:

Name	Age	Position
Arthur H. Penn	41	Chief Operating Officer

Michael D. Weiner	52	Vice President and Secretary

Richard L. Peteka	43	Chief Financial Officer and Treasurer

Gordon E. Swartz	57	Chief Compliance Officer and Assistant Secretary

The address for each executive officer is c/o Apollo Investment Corporation, 9 West 57th Street, New York, NY 10019.

Biographical information

Directors

Our directors have been divided into two groups—interested directors and independent directors. Interested directors are interested persons as defined in the 1940 Act.

Independent directors

Martin E. Franklin (40) Director. Mr. Franklin became a director of Apollo Investment in March 2004. Mr. Franklin has served as Chairman and Chief Executive Officer of Jarden Corporation (f/k/a Alltrista Corporation), a broad based consumer products’ company, since 2001. Prior to joining Jarden Corporation, Mr. Franklin served as Chairman and a director of Bollé, Inc. from 1997 to 2000, Chairman of Lumen Technologies from 1996 to 1998, and as Chairman and CEO of its predecessor, Benson Eyecare Corporation from 1992 to 1996. Mr. Franklin also serves as Non-Executive Chairman to Find/SVP, Inc. Mr. Franklin serves as a director and trustee of a number of charitable institutions.

Carl Spielvogel (76) Director. Mr. Spielvogel became a director of Apollo Investment in March 2004. Mr. Spielvogel has been Chairman and Chief Executive Officer for Carl Spielvogel Associates, Inc., an international management and counseling company, from 1997 to 2000 and from 2001 to present. In 2000-2001, Mr. Spielvogel served as U.S. Ambassador to the Slovak Republic, based in Bratislava, Slovakia. From 1994 to 1997, Mr. Spielvogel was Chairman and Chief Executive Officer of United AutoGroup, Inc., an auto dealership group. Prior to that time Mr. Spielvogel served as Chairman and Chief Executive Officer of Backer Spielvogel Bates Worldwide, a global marketing communications company from 1985 to 1994. Mr. Spielvogel currently serves as a director of the Interactive Data Corporation, Inc. Mr. Spielvogel is a trustee to the Metropolitan Museum of Art, a member of the board of trustees and Chairman of the business council for the Asia Society, a member of the board of trustees for the Lincoln Center for the Performing Arts, a member of the Council on Foreign Relations and member of the board of trustees for the Institute of the Study of Europe, at Columbia University.

Elliot Stein, Jr. (56) Director. Mr. Stein became a director of Apollo Investment in March 2004. Mr. Stein has served as chairman of Caribbean International News Corporation since 1985. He is also a managing director of Commonwealth Capital Partners as well as various private companies including VTG Holdings Inc., Cloud Solutions LLC, Bargain Shop Holdings, Inc. and Media Brands, Inc. Mr. Stein is a trustee of Claremont Graduate University and the New School University and is a member of the Board of Counsillors of the Annenberg School of Communications at the University of Southern California. He is a member of the Council on Foreign Relations.

Gerald Tsai, Jr. (76) Director. Mr. Tsai, a private investor, became a director of Apollo Investment in March 2004. Mr. Tsai currently serves on several boards of directors including Sequa Corporation, Zenith National Insurance Corp., Triarc Companies, Inc. and United Rentals, Inc. Previously, Mr. Tsai was chairman of the board, president and chief executive officer of Delta Life Corporation, an annuity company, from 1993 to 1997. He also joined Primerica Corporation in 1982 and served in various positions until 1988, the latest as chairman of the board and chief executive officer. Mr. Tsai currently serves as a trustee of NYU Hospitals Center, New York University School of Medicine Foundation.

Bradley J. Wechsler (53) Director. Mr. Wechsler became a director of Apollo Investment in April 2004. Mr. Wechsler has been the Co-Chairman and co-Chief Executive Officer of IMAX Corporation since May, 1996. Previously Mr. Wechsler has had several executive positions in the entertainment industry and was a partner in the entertainment and media practice for a New York-based investment bank. Mr. Wechsler is a Vice-Chairman of the board of the NYU Hospital and Medical Center and chairs its Finance Committee. In addition, he sits on the boards of The American Museum of the Moving Image, the Ethical Culture Fieldston Schools and Math for America.

Interested directors

Michael S. Gross (43) President, Chief Executive Officer and Chairman of the Board of Directors. Mr. Gross became an executive officer and director of Apollo Investment in February 2004. Mr. Gross, a senior partner of Apollo with primary responsibility for its debt-oriented activities, co-founded Apollo in 1990. Mr. Gross is a managing partner of Apollo Investment Management and also has management responsibilities for other Apollo investment funds. Mr. Gross currently serves on several boards of directors including Allied Waste Industries, Inc., Saks, Inc., United Rentals, Inc. and Educate, Inc. He is a founding member, and serves on the executive committee, of the Youth Renewal Fund, is the chairman of the board of Mt. Sinai Children’s Center Foundation, serves on the Board of Trustees of the Trinity School and on the corporate advisory board of the University of Michigan Business School.

John J. Hannan (52) Director. Mr. Hannan became a director of Apollo Investment Corporation in March 2004. Mr. Hannan, a senior partner of Apollo, co-founded Apollo Management, L.P. in 1990 and Apollo Real Estate Advisors, L.P. in 1993. Mr. Hannan serves on several boards of directors, including the board of Vail Resorts, Inc.

Executive officers who are not directors

Arthur H. Penn (41) Chief Operating Officer. Mr. Penn joined Apollo in April 2003 as a partner with a focus on Apollo’s debt-oriented activities. Mr. Penn is a managing partner of Apollo Investment Management and the Apollo Distressed Investment Fund, L.P. Mr. Penn served as Global Head of Leveraged Finance at UBS Warburg LLC (now UBS Securities LLC) from 1999 through 2001. Previously, Mr. Penn was Global Head of Fixed Income Capital Markets for BT Securities and BT Alex Brown Incorporated from 1994 to 1999. From 1992 to 1994, Mr. Penn served as Head of High Yield Capital Markets at Lehman Brothers.

Michael D. Weiner (52) Vice President and Secretary. Mr. Weiner joined Apollo and Apollo Real Estate Advisors (an investment manager affiliated with Apollo’s real estate investment funds) in, and has served as general counsel of the Apollo organization since, 1992. Prior to joining Apollo, Mr. Weiner was a partner in the law firm of Morgan, Lewis & Bockius. Mr. Weiner serves on several boards of directors, including SkyTerra Communications, Inc., Inc. and Quality Distribution, Inc.

Richard L. Peteka (43) Chief Financial Officer and Treasurer. Mr. Peteka joined Apollo Investment Corporation on June 1, 2004 as its Chief Financial Officer and Treasurer. Prior to joining the firm, he was Chief Financial Officer and Treasurer of various closed-end and open-end registered investment companies for Citigroup Asset Management. He joined Citigroup Asset Management as a Director in July 1999.

Gordon E. Swartz (57) Chief Compliance Officer and Assistant Secretary. Mr. Swartz became the Chief Compliance Officer of Apollo Investment in October of 2004 and Assistant Secretary of Apollo Investment in February of 2005. Prior to joining Apollo, Mr. Swartz was an Associate General Counsel of Citigroup Asset Management.

The Audit Committee

The Audit Committee operates pursuant to a charter approved by the Board of Directors. The charter sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to serve as an independent and objective party to assist the Board of Directors in fulfilling its responsibilities for overseeing and monitoring the quality and integrity of the Company’s financial statements, the adequacy of the Company’s system of internal controls, the review of the independence, qualifications and performance of the Company’s independent registered public accounting firm, and the performance of the Company’s internal audit function. The Audit Committee is presently composed of four persons, including Messrs. Franklin (Chairman), Stein, Tsai and Spielvogel all of whom are considered independent. The Company’s Board of Directors has determined that Messrs. Franklin and Tsai are “audit committee financial experts” as defined under Item 401 of Regulation S-K of the Securities Exchange Act of 1934 (the “Exchange Act”). Messrs. Franklin and Tsai each meet the current independence and experience requirements of Rule 10A-3 of the Exchange Act and, in addition, are not “interested persons” of the Company as defined in Section 2(a)(19) of the Investment Company Act of 1940.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the Securities and Exchange Commission and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4 and 5 filed by such persons, the Company believes that during the fiscal year ended March 31, 2005, all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

Code of Conduct

We have adopted a code of conduct for all our directors and employees, including our Chief Executive Officer and Chief Financial Officer, as required under Item 406 of Regulation S-K under the Exchange Act and NASD Rule 4350 (n). The code of conduct is filed as an exhibit to this annual report on Form 10-K. After the filing of this annual report on Form 10-K, you may read and copy the code of conduct at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on operations of the Public Reference Room by calling the SEC at (202) 942-8090. In addition, the code of conduct will be available on the EDGAR Database on the SEC Internet site at http://www.sec.gov. You may obtain copies of the code of conduct, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing to the SEC’s Public Reference Section, 450 5th Street, NW, Washington, D.C. 20549.

Item 11. Executive Compensation

COMPENSATION OF DIRECTORS AND OFFICERS

The following table shows information regarding the compensation expected to be received by the independent directors for the calendar year ending March 31, 2005. No compensation is paid to directors who are “interested persons.”

Name	Aggregate compensation from Apollo Investment	Pension or retirement benefits accrued as part of our expenses (1)	Total compensation from Apollo Investment paid to director/officer
Independent directors
Martin E. Franklin	$66,000	None	$66,000
Carl Spielvogel	60,000	None	60,000
Elliot Stein, Jr.	65,000	None	65,000
Gerald Tsai, Jr.	57,000	None	57,000
Bradley J. Wechsler	36,250	None	36,250

Interested directors
Michael S. Gross	None	None	None
John J. Hannan	None	None	None

Officers
Arthur H. Penn	None	None	None
Michael D. Weiner	None	None	None
Richard L. Peteka(2)	None	None	None
Gordon E. Swartz(2)	None	None	None

(1)	We do not have a profit sharing or retirement plan, and directors do not receive any pension or retirement benefits.
(2)	Richard L. Peteka and Gordon E. Swartz are employees of Apollo Administration.

The independent directors receive an annual fee of $75,000. They also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the Chairman of the Audit Committee receives an annual fee of $7,500 and each chairman of any other committee receives an annual fee of $2,500 for their additional services in these capacities. In addition, we purchase directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees paid in shares of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment.

Item 12. Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2005, there were no persons that owned 25% or more of our outstanding voting securities, and no person would be deemed to control us, as such term is defined in the 1940 Act.

The following table sets forth, as of March 31, 2005, each stockholder who owned more than 5% of our outstanding shares of common stock, each director, the chief executive officer, our executive officers and our directors and executive officers as a group. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power.

Our directors have been divided into two groups — interested directors and independent directors. Interested directors are “interested persons” as defined in the Investment Company Act of 1940.

The following table sets forth, as of March 31, 2005, certain ownership information with respect to our common stock for those persons who directly or indirectly own, control or hold with the power to vote, 5% or more of our outstanding common stock and all officers and directors, as a group. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power.

Name and address	Type of ownership (1)	Shares owned	Percentage of common stock outstanding
AIC Co-Investors LLC (2)	Beneficial	1,030,877	1.65%
Wellington Management Company, LLP(3)	Beneficial	4,093,000	6.54%
Boston Partners Asset Management, LLC	Beneficial	3,231,150	5.17%
All officers and directors as a group (11 persons)(4)	Beneficial		* %

*	Represents less than 1%.
(1)	All of our common stock is owned of record by Cede & Co., as nominee of the Depository Trust Company.
(2)	AIC Co-Investors LLC is a special purpose entity related to Apollo Investment Management.
(3)	Wellington Management Company, LLP retains (a) shared power to vote or to direct the vote as to 3,678,100 shares and (b) shared power to dispose or to direct the disposition of 4,093,000 shares.
(4)	The address for all officers and directors is c/o Apollo Investment Corporation, 9 West 57th Street, New York, NY 10019.

The following table sets forth the dollar range of our equity securities beneficially owned through interests in Apollo Investment Management by each of our directors as of March 31, 2005. (We are not part of a “family of investment companies,” as that term is defined in the 1940 Act.)

Name of Director	Dollar Range of Equity Securities in Apollo Investment (1)
Independent Directors
Martin E. Franklin	$100,000 - $500,000
Carl Spielvogel	$50,000 – $100,000
Elliot Stein, Jr.	$50,000 – $100,000
Gerald Tsai, Jr.	$100,000 - $500,000
Bradley J. Wechsler	None

Interested Directors and Executive Officers
Michael S. Gross	Over $1,000,000 (2)
John J. Hannan	$500,000 - $1,000,000 (2)
Arthur H. Penn	$500,000 - $1,000,000 (2)

(1)	Dollar ranges are as follows: None, $1 - $10,000, $10,001 - $50,000, $50,001 - $100,000, $100,001 - $500,000, $500,001 - $1,000,000 or over $1,000,000.
(2)	Reflects pecuniary interests in AIC Co-Investors LLC. Messrs. Gross, Hannan and Penn disclaim beneficial ownership of shares held by AIC Co-Investors LLC.

Item 13. Certain Relationships and Related Transactions

We have entered into an investment advisory and management agreement with Apollo Investment Management. Our senior management and our chairman of the board of directors have ownership and financial interests in Apollo Investment Management. Our senior management also serve as principals of other investment managers affiliated with Apollo Investment Management that may in the future manage investment funds with investment objectives similar to ours. In addition, our executive officers and directors and the partners of our investment adviser, Apollo Investment Management, serve or may serve as officers, directors or principals of entities that operate in the same or related line of business as we do or of investment funds managed by our affiliates. Accordingly, we may not be given the opportunity to participate in certain investments made by investment funds managed by advisers affiliated with Apollo Investment Management. However, our investment adviser and other members of Apollo intend to allocate investment opportunities in a fair and equitable manner consistent with our investment objectives and strategies so that we are not disadvantaged in relation to any other client.

We have entered into a license agreement with Apollo, pursuant to which Apollo has agreed to grant us a non-exclusive, royalty-free license to use the name “Apollo.” In addition, pursuant to the terms of the administration agreement, Apollo Administration provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. Apollo Investment Management, our investment adviser, is the sole member of and controls Apollo Administration.

Apollo Investment Fund IV, LP (together with Apollo Overseas Partners IV, LP, an entity formed to co-invest with Apollo Investment Fund IV, LP), a private fund managed by an investment manager affiliated with Apollo Investment Management, owns approximately 14% of the outstanding common stock (on a fully diluted basis) of United Rentals, Inc. Michael S. Gross, our president, chief executive officer, chairman of the board and a managing partner of Apollo Investment Management, and Gerald Tsai Jr., one of our independent directors, are members of the board of directors of United Rentals, Inc.

We will not invest in any portfolio company in which Apollo or any affiliate has a pre-existing investment. We may, however, co-invest on a concurrent basis with other affiliates of Apollo Investment, subject to compliance with applicable allocation procedures.

Item 14. Principal Accountant Fees and Services

The audit committee of the board of directors selected PricewaterhouseCoopers LLP as independent auditors for the Company for the fiscal year ending March 31, 2005. PricewaterhouseCoopers LLP has advised the Company that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its subsidiaries.

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings. Fees incurred by Apollo Investment were $10,000 for each quarterly review associated with our Form 10-Q filings and $75,000 for the annual audit of the Company’s financial statements included as part of our Form 10-K filing.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees incurred by Apollo Investment were $10,000 during the fiscal year ending March 31, 2005 and represented work related to our excise tax distribution requirements and their respective form extensions.

All Other Fees: Other fees would include fees for products and services other than the services reported above.

The Audit Committee of the board of directors of Apollo Investment Corporation operates under a written charter adopted by the board of directors. Management is responsible for the Company’s internal controls and the financial reporting process. The independent auditors are responsible for performing an independent audit of the Company’s financial statements in accordance with auditing standards generally accepted in the United States and expressing an opinion on the conformity of those audited financial statements in accordance with accounting principles generally accepted in the United States. The Audit Committee’s responsibility is to monitor and oversee these processes. The Audit Committee is also directly responsible for the appointment, compensation and oversight of the Company’s independent auditors.

The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by PricewaterhouseCoopers LLP, the Company’s independent auditor. The policy requires that the Audit Committee pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence.

Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent auditor to management.

The Audit Committee has reviewed the audited financial statements and met and held discussions with management regarding the audited financial statements. Management has represented to the Audit Committee that the Company’s financial statements were prepared in accordance with accounting principles generally accepted in the United States.

The Audit Committee has discussed with PricewaterhouseCoopers LLP, the Company’s independent auditors, matters required to be discussed by Statement of Auditing Standards No. 61 (Communication with Audit Committees). The Audit Committee received and reviewed the written disclosures and the letter from the independent auditors required by Independence Standard No. 1, Independence Discussions with Audit Committees, as amended by the Independence Standards Board, and has discussed with the auditors the auditors’ independence.

Based on the Audit Committee’s discussion with management and the independent auditors, the Audit Committee’s review of the audited financial statements, the representations of management and the report of the independent auditors to the Audit Committee, the Audit Committee recommends that the board of directors include the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 for filing with the Securities and Exchange Commission. The Audit Committee has also appointed PricewaterhouseCoopers LLP to serve as independent auditors for the year ended March 31, 2006, subject to ratification of such appointment by the stockholders of the Company.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements.

Refer to Item 8 above.

(a)(2)	Financial Statement Schedules

None.

(a)(3)	Exhibits

	3.1	Articles of Amendment and Restatement(1)
	3.2(a)	Bylaws(1)
	3.2(b)	Amended and Restated Bylaws(1)
	4.1	Form of Stock Certificate(2)
	10.1	Investment and Advisory and Management Agreement between Registrant and Apollo Investment Management, L.P.(1)
	10.2	Administration Agreement between Registrant and Apollo Investment Administration, LLC(1)
	10.3	Dividend Reinvestment Plan(2)
	10.4	Custodian Agreement(2)
	10.5	License Agreement between the Registrant and Apollo Management, L.P.(1)
	10.6	Form of Transfer Agency and Service Agreement(1)
	10.7	Senior Secured Revolving Credit Agreement(3)
	11.1*	Statement regarding computation of per share earnings
	14.1*	Code of Conduct
	31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
	31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
	32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
	32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

*	Filed herewith.
(1)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 3 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 1, 2004.
(2)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on March 12, 2004.
(3)	Incorporated by reference from the Registrant’s Form 8-K filed on April 18, 2005.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Michael S. Gross	President, Chief Executive Officer and Chairman of the Board (principal executive officer)	June 14, 2005
Michael S. Gross

/s/ Richard L. Peteka Richard L. Peteka	Chief Financial Officer and Treasurer (principal financial and accounting officer)	June 14, 2005

/s/ Martin E. Franklin	Director	June 14, 2005
Martin E. Franklin

/s/ John J. Hannan	Director	June 14, 2005
John J. Hannan

/s/ Carl Spielvogel	Director	June 14, 2005
Carl Spielvogel

/s/ Elliot Stein, Jr.	Director	June 14, 2005
Elliot Stein, Jr.

/s/ Gerald Tsai, Jr.	Director	June 14, 2005
Gerald Tsai, Jr.

/s/ Bradley J. Wechsler	Director	June 14, 2005
Bradley J. Wechsler