Form 10-Q
period 2005-06-30
APOLLO INVESTMENT CORP
filed 2005-08-03
CIK 1278752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2005

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

(212) 515-3200

(Registrant’s telephone number, including area code)

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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of June 30, 2005 was 62,768,013.

APOLLO INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2005

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “AIC”, “Fund”, “we”, “us” and “our” refer to Apollo Investment Corporation unless the context otherwise states.

Item 1. Financial Statements

APOLLO INVESTMENT CORPORATION

STATEMENT OF ASSETS AND LIABILITIES

(in thousands, except per share amounts)

	June 30, 2005		March 31, 2005#
	(unaudited)
Assets
Cash	$464		$5,208
Investments, at fair value (cost of $964,676 and $821,232, respectively) (1)	963,876		838,482
Cash equivalents, at fair value (cost of $742,649 and $873,061, respectively)	742,649		873,056
Receivable for investments sold	34,949		—
Interest receivable, at value	12,133	*	14,805
Other income receivable	7,476		—
Dividend receivable	3,484		—
Unrealized appreciation on forward foreign currency contract (see note 7)	623		978
Prepaid expenses and other assets	4,193		855

Total assets	$1,769,847		$1,733,384

Liabilities
Payable for investments and cash equivalents purchased	$867,103	*	$834,891
Management and performance-based incentive fees payable (see note 3)	10,802		4,492
Directors’ fees payable	137		125
Accrued administrative expenses	101		42
Other accrued expenses	722		948

Total liabilities	$878,865		$840,498

Net Assets
Common stock, par value $.001 per share, 400,000,000 and 100,000,000 common shares authorized, respectively, 62,768,013 and 62,554,976 issued and outstanding, respectively	$63		$63
Paid-in capital in excess of par	882,766		878,838
Accumulated under (over) distributed net investment income	1,785		(4,067)
Accumulated under (over) distributed net realized gains (losses)	6,645		(145)
Net unrealized appreciation (depreciation)	(277)		18,197

Total Net Assets	$890,982		$892,886

Total liabilities and net assets	$1,769,847		$1,733,384

Net Asset Value Per Share	$14.19		$14.27

(1)	None of our portfolio companies is controlled or affiliated as defined by the Investment Company Act of 1940.
*	Values reflect unrealized depreciation totaling $100 (in 000’s) at June 30, 2005.
#	Certain amounts have been reclassified to conform to the current period’s presentation.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENT OF OPERATIONS (unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30, 2005	April 8, 2004* through June 30, 2004#
INVESTMENT INCOME:
Interest	$26,734	$3,805
Dividends	3,484	—
Other Income	7,575	2

Total Investment Income	37,793	3,807

EXPENSES:
Management fees	$4,490	$4,013
Performance-based incentive fees	6,311	—
Administrative services expense	312	175
Insurance expense	203	369
General and administrative expenses	1,233	727

Total expenses	12,549	5,284

Net investment income (loss)	$25,244	$(1,477)

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS AND FOREIGN CURRENCIES:
Net realized gain (loss):
Investments	3,349	—
Forward foreign currency contract	3,439	—
Cash equivalents	2	—

Net realized gains	6,790	—

Net change in unrealized gain (loss):
Investments	(18,050)	2,615
Cash equivalents	5	(275)
Forward foreign currency contract	(355)	—
Other assets	(74)	—

Net unrealized gain (loss)	(18,474)	2,340

Net realized and unrealized gain (loss) from investments, cash equivalents and foreign currency contracts and other assets	(11,684)	2,340

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$13,560	$863

EARNINGS PER COMMON SHARE (see note 5)	$0.217	$0.014

*	Commencement of operations
#	Certain amounts have been reclassified to conform to the current period’s presentation.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENT OF CHANGES IN NET ASSETS

(unaudited)

(in thousands, except shares)

	Three Months Ended June 30, 2005	April 8, 2004* through March 31, 2005
Increase in net assets from operations:
Net investment income	$25,244	$25,453
Net realized gains	6,790	495
Net change in unrealized gain (loss)	(18,474)	18,197

Net increase in net assets resulting from operations	13,560	44,145

Distributions to shareholders from:
Net investment income	(19,392)	(30,160)

Capital share transactions:
Proceeds from shares sold	—	871,875
Less offering costs of initial public offering	—	(1,722)
Reinvestment of distributions	3,928	8,747

Net increase in net assets from capital share transactions	3,928	878,900

Total increase (decrease) in net assets:	(1,904)	892,885
Net assets at beginning of period	$892,886	$1

Net assets at end of period (includes under (over) distributed net investment income of $1,785 and ($4,067), respectively)	$890,982	$892,886

Capital share activity
Shares sold	—	62,000,100
Shares issued in reinvestment of distributions	213,037	554,876

Net increase in capital share activity	213,037	62,554,976

*	Commencement of operations

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENT OF CASH FLOWS

(unaudited) (in thousands)

	Three months ended June 30, 2005	April 8, 2004* through June 30, 2004
Cash Flows from Operating Activities:
Net Increase in Net Assets Resulting from Operations	$13,560	$863
Adjustments to reconcile net increase:
Purchase of investment securities	(264,509)	(218,081)
Proceeds from disposition of investment securities	124,415	—
Proceeds from the settlement of a forward foreign currency contract	3,439	—
Sale of short-term securities, net	(100,020)	—
Increase in interest and dividends receivable	(8,363)	(1,953)
Increase in prepaid expenses and other assets	(3,338)	(1,377)
Increase in management fee payable	6,309	1,446
Increase in accrued expenses	(154)	420
Increase in payables for investments purchased	132,233	—
Increase in receivables for investments sold	(34,949)	—
Net change in unrealized appreciation on investments, cash equivalents, forward foreign currency contracts and other assets	18,480	(2,340)
Net realized gain on investments and cash equivalents	(6,790)	—

Net Cash Used by Operating Activities	(119,687)	(221,022)

Cash Flows from Financing Activities:
Net proceeds from the issuance of common stock	—	871,875
Offering costs from the issuance of common stock	—	(1,722)
Dividends paid in cash	(15,464)	—

Net Cash (Used) Provided by Financing Activities	(15,464)	870,153

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(135,151)	649,131

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	878,264	1

CASH AND CASH EQUIVALENTS, END OF PERIOD	$743,113	$649,132

Non-cash financing activities consist of the reinvestment of dividends totaling $3,928 and $0, respectively (in thousands).

*	Commencement of operations

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited)

June 30, 2005

(in thousands, except warrants/shares)

Portfolio Company (1)	Industry	Par Amount	Cost	Fair Value (2)
Subordinated Debt/Corporate Notes – 53.5%
ALM Media Holdings, Inc., 13.00%, 3/15/13 ♦	Publishing	$16,572	$16,416	$16,572
AMH Holdings II, Inc., 13.625%, 12/01/14 ♦	Building Products	45,000	44,015	45,000
Anthony, Inc., 13.50%, 9/01/12 ♦	Manufacturing	9,597	9,466	9,597
API Heat Transfer, Inc., 13.75%, 12/31/12	Manufacturing	19,000	18,668	19,000
Invista, 9.25%, 5/01/12 ♦	Chemicals	35,000	35,000	38,150
Language Line Holdings, Inc., 0% / 14.125%, 6/15/13	Business Services	27,678	16,526	14,116
Language Line Inc., 11.125%, 6/15/12	Business Services	27,081	26,745	24,643
Latham Manufacturing Corp., 14.00%, 6/30/11	Leisure Equipment	31,257	30,665	31,257
Lexicon Marketing (USA), Inc., 13.75%, 1/02/12	Direct Marketing	27,287	26,772	27,287
National Waterworks Holdings, Inc., 12.50%, 1/01/14 ♦	Distribution	37,000	36,296	37,000
N.E.W. Customer Service Companies Inc., 14.00%, Convertible, 8/17/13	Consumer Services	8,320	8,320	8,320
Playpower Holdings Inc., 15.50%, 11/30/12 ♦	Leisure Equipment	65,485	65,485	65,485
Pro Mach Merger Sub, Inc., 13.75%, 6/15/12	Machinery	19,099	18,736	19,099
Sirona Dental Systems GmbH, L+950, 7/01/12*	Healthcare	€25,000	30,199	30,266
Source Media Holdings Inc., 13.00%, 11/30/12 ♦	Publishing	18,240	17,878	18,240
T/Y Merger Corp., 14.75%, 2/26/10	Logistics	18,129	17,859	18,129
Tumi Holdings, Inc., L+1100, 12/31/14	Consumer Products	12,686	12,686	12,686
WDAC Intermediate Corp., 13.75%, 6/01/15*	Publishing	€35,193	47,158	41,479

Total Subordinated Debt/Corporate Notes			$478,890	$476,326

		Shares
Common Stock - 2.5%
DTPI Holdings, Inc.	Infrastructure	200,000	$2,000	$2,000
Latham Acquisition Corp.	Leisure Equipment	30,000	3,000	3,000
LM Acquisition Ltd.	Direct Marketing	10,000	10,000	11,493
N.E.W. Customer Service Companies, Inc.	Consumer Services	1,105,961	3,415	3,401
Pro Mach Coinvestment, LLC	Machinery	150,000	1,500	1,500
T/Y Merger Corp.	Logistics	250,000	2,500	550

Total Common Stock			$22,415	$21,944

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2005

(in thousands)

	Industry	Par Amount	Cost	Fair Value (2)
Bank Debt/Senior Secured Loans (3) – 52.2%
1st Lien Bank Debt/Senior Secured Loans – 13.0%
Alliance Mortgage Investments, Inc., 6/01/10	Consumer Finance	$37,188	$37,188	$37,374
American Safety Razor, 3/21/12	Consumer Products	1,995	1,995	2,020
Charter Communications, 4/21/11	Cable TV	24,750	24,750	24,607
Cygnus Business Media, Inc., 7/13/09	Media	14,925	14,864	14,925
Diam International, 7/01/11	Consumer Products	2,000	2,000	2,000
Directed Electronics, 6/17/10	Electronics	4,859	4,859	4,914
Healthy Directions, LLC, 8/31/10	Vitamins, Supplements	11,471	11,419	11,385
Ranpak Corp., 5/26/10	Packaging	5,125	5,125	5,176
Survey Sampling International, LLC, 5/06/11	Market Research	10,000	9,988	10,056
Tumi Holdings, Inc., 12/31/13	Consumer Products	3,500	3,500	3,526

Total 1st Lien Bank Debt/Senior Secured Loans			$115,688	$115,983

2nd Lien Bank Debt/Senior Secured Loans – 39.2%
ALM Media Holdings, Inc., 3/07/11	Publishing	$27,750	$27,750	$27,750
American Asphalt & Grading Co., 7/01/11	Infrastructure	26,500	26,500	26,500
American Safety Razor, 9/21/12	Consumer Products	13,500	13,500	13,635
Anthony International, 9/01/11	Manufacturing	13,000	12,883	13,000
C.H.I. Overhead Doors, Inc., 10/22/11	Building Products	10,000	9,954	10,050
Cygnus Business Media, Inc., 1/13/10	Media	10,000	9,916	10,000
Diam International, 7/01/12	Consumer Products	20,000	20,000	20,000
Dr. Leonard’s Healthcare Corp.., 7/31/12	Direct Marketing	22,000	22,000	22,055
EuroFresh, 5/14/10	Agriculture	25,000	24,704	25,687
Grand Vehicle Works Holding Corp., 7/23/11	Manufacturing	10,000	10,000	8,500
Mueller Group Inc., 11/01/11	Industrial	17,000	17,000	17,425
NES Rentals Holdings Inc., 8/17/10	Equipment Rental	24,813	24,813	25,402
N.E.W. Customer Service Companies, 7/01/12	Consumer Services	50,000	50,000	50,000
Healthy Directions, LLC, 8/31/11	Vitamins, Supplements	14,925	14,787	15,000
Ranpak Corp., 3/17/11	Packaging	10,000	10,000	10,100
Source Media Inc., 11/30/12	Publishing	10,000	10,000	10,131
Survey Sampling International, LLC, 5/07/12	Market Research	15,000	14,963	15,178
Trout Coal Holdings, Inc., 3/23/12	Mining	6,000	6,005	6,030
Tumi Holdings, Inc., 6/30/14	Consumer Products	3,000	3,000	3,030
United Site Services, Inc., 6/30/10	Environmental	10,000	9,908	10,000
Wyle Laboratories, Inc., 7/28/11	Aerospace	10,000	10,000	10,150

Total 2nd Lien Bank Debt/Senior Secured Loans			$347,683	$349,623

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2005

(in thousands)

	Industry	Par Amount	Cost	Fair Value (2)
Bank Debt/Senior Secured Loans (3) – (continued)
Total Bank Debt/Senior Secured Loans			$463,371	$465,606

Total Investments			$964,676	$963,876

Cash Equivalents –83.3%
U.S. Cash Management Bill, 3.17%, 7/15/05	Government	$700,000	$699,149	$699,149
U.S. Treasury Bill Repurchase Agreement, 2.70% (counterparty JPMorgan Chase, N.A., executed 6/30/05, due 7/01/05, repurchase amount $43,500, collateralized by US Treasury Note 912828DN7 par value $44,040)	Government	43,500	43,500	43,500

Total Cash Equivalents			$742,649	$742,649

Total Investments & Cash Equivalents - 191.5% **			$1,707,325	$1,706,525
Liabilities in excess of other assets – (91.5%)				(815,543)

Net Assets – 100.0%				$890,982

(1)	None of our portfolio companies is controlled or affiliated as defined by the Investment Company Act of 1940.
(2)	Fair value is determined by or under the direction of the Board of Directors of the Company (see Note 2).
(3)	Represent floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the LIBOR (London Inter-bank Offer Rate), EURIBOR (Euro Inter-bank Offered Rate) or the Prime Rate.
♦	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
*	Denominated in Euros (“€”)
**	Aggregate gross unrealized appreciation for federal income tax purposes totals $8,720 aggregate gross unrealized depreciation for federal income tax purposes totals $13,884. Net unrealized depreciation for federal income tax purposes totals $5,164 based on a tax cost of $1,711,689 (all in thousands).

See notes to financial statements.

Apollo Investment Corporation

Notes To Financial Statements (unaudited)

(in thousands except share and per share amounts)

Note 1. Organization and Interim Financial Statements

Apollo Investment Corporation (“Apollo Investment” or the “Company”), a Maryland corporation organized on February 2, 2004, is a closed-end, non-diversified management investment company that has filed an election to be treated as a business development company (“BDC”) under the Investment Company Act of 1940. In addition, for tax purposes we have elected to be treated as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended. Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in middle-market companies in the form of mezzanine and senior secured loans, each of which may include an equity component, and, to a lesser extent, by making direct equity investments in such companies.

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

Interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 or 10 of Regulation S-X, as appropriate. Accordingly, certain disclosures accompanying financial statements prepared in accordance with GAAP are omitted. In accordance with Article 6-09 of Regulation S-X under the Exchange Act, we are providing a Statement of Changes in Net Assets in lieu of a Statement of Changes in Stockholders’ Equity. In addition, certain prior period amounts have been reclassified to conform with the current period presentation. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim period, have been included.

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

(c)	Investments purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates value;

(d)	Gains or losses on the sale of investments are calculated by using the specific identification method;

(e)	Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as interest income;

(f)	The Company intends to comply with the applicable provisions of the Internal Revenue Code of 1986, as amended, pertaining to regulated investment companies to make distributions of taxable income sufficient to relieve it from substantially all Federal income and excise taxes;

(g)	In accordance with Statement of Position 93-2 Determination, Disclosure, and Financial Statement Presentation of Income, Capital Gain, and Return of Capital Distributions by Investment Companies, book and tax basis differences relating to stockholder distributions and other permanent book and tax differences are reclassified to paid-in capital. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from accounting principles generally accepted in the United States of America;

(h)	Dividends and distributions to common stockholders are recorded on the record date. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually.

(i)	Origination, facility, commitment, and other fees received by the Company on loan agreements or other investments are typically accreted over the term of the loan.

(j)	The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation.

(k)	The Company may enter into forward exchange contracts in order to hedge against foreign currency risk. These contracts are marked to market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled.

Apollo Investment Corporation

Notes to Financial Statements (unaudited) (continued)

(in thousands except share and per share amounts)

Note 3. Agreements

Apollo Investment has entered into an Investment Advisory and Management Agreement with the Investment Adviser, Apollo Investment Management, L.P., under which the Investment Adviser, subject to the overall supervision of Apollo Investment’s Board of Directors, will manage the day-to-day operations of, and provide investment advisory services to, Apollo Investment. For providing these services, the Investment Adviser receives a fee from Apollo Investment, consisting of two components—a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.00% of Apollo Investment’s gross assets. The incentive fee has two parts, as follows: one part is calculated and payable quarterly in arrears based on Apollo Investment’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus Apollo Investment’s operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income does not include any realized capital gains computed net of all realized capital losses and unrealized capital depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of Apollo Investment’s net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7% annualized). Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 2% base management fee. Apollo Investment pays the Investment Adviser an incentive fee with respect to Apollo Investment’s pre-incentive fee net investment income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which Apollo Investment’s pre-incentive fee net investment income does not exceed the hurdle rate; (2) 100% of Apollo Investment’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter; and (3) 20% of the amount of Apollo Investment’s pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are appropriately pro rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. The second part of the incentive fee will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Management Agreement, as of the termination date), commencing on December 31, 2004, and will equal 20.0% of Apollo Investment’s realized capital gains for the calendar year, computed net of all realized capital losses and unrealized capital depreciation at the end of such year.

For the period April 1, 2005 through June 30, 2005, the Investment Adviser received $4,490,383 in base investment advisory and management fees and $6,311,023 in net investment income based incentive fees from Apollo Investment.

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

For the three months ended June 30, 2005, the Administrator was reimbursed $517,658 from Apollo Investment on the $618,437 of expenses accrued under the Administration Agreement.

On April 14, 2005, Apollo Investment entered into a Senior Secured Revolving Credit Agreement (the “Credit Agreement”), among Apollo Investment, the lenders party thereto and JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent for the lenders.

Apollo Investment Corporation

Notes To Financial Statements (unaudited) (continued)

(in thousands except share and per share amounts)

Under the Credit Agreement, the lenders have agreed to extend credit to Apollo Investment in an initial aggregate principal or face amount not exceeding $800 million at any one time outstanding. The Credit Agreement is a five-year revolving facility (with a stated maturity date of April 14, 2010) and is secured by substantially all of the assets in Apollo Investment’s portfolio, including cash and cash equivalents. Pricing is set at 100 basis points over LIBOR. The Credit Agreement contains affirmative and restrictive covenants, including: (a) periodic financial reporting requirements, (b) maintaining minimum shareholders’ equity of the greater of (i) 40% of the total assets of Apollo Investment and its subsidiaries as at the last day of any fiscal quarter and (ii) the sum of (A) $300 million plus (B) 25% of the net proceeds from the sale of equity interests in Apollo Investment after the closing date of the Credit Agreement, (c) maintaining a ratio of total assets (less total liabilities) to total indebtedness, in each case of Apollo Investment and its subsidiaries, of not less than 2.0:1.0, (d) maintaining minimum liquidity, (e) limitations on the incurrence of additional indebtedness, (f) limitations on liens, (g) limitations on investments (other than in the ordinary course of Apollo Investment’s business), (h) limitations on mergers and disposition of assets (other than in the normal course of Apollo Investment’s business activities) and (i) limitations on the creation or existence of agreements that prohibit liens on properties of Apollo Investment’s subsidiaries. In addition to the asset coverage ratio described in clause (c) of the preceding sentence, borrowings under the Credit Agreement (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in Apollo Investment’s portfolio. The Credit Agreement provides for the ability of Apollo Investment to seek additional commitments from lenders thereunder in an aggregate amount of up to $400 million. Apollo Investment has not yet borrowed any amounts under the Credit Agreement.

The Credit Agreement will be used to supplement Apollo Investment’s equity capital to make additional portfolio investments. Apollo Investment has employed a significant portion of its equity capital and expects to begin using the Credit Agreement in the coming months to support additions to the portfolio.

From time to time, certain of the lenders provide customary commercial and investment banking services to affiliates of Apollo Investment. JPMorgan also serves as custodian and fund accounting agent for Apollo Investment.

Note 4. Net Asset Value Per Share

At June 30, 2005, the Company’s total net assets and net asset value per share were $890,982,461 and $14.19, respectively.

Note 5. Earnings Per Share

The following information sets forth the computation of basic and diluted net increase in stockholders’ equity per share resulting from operations for the three month periods ended June 30, 2005 and 2004, respectively:

	Three months ended June 30, 2005	Three months ended June 30, 2004
Numerator for net investment income (loss) per share:	$25,244,095	$(1,476,889)
Numerator for increase in stockholders’ equity per share:	$13,560,419	$862,839
Denominator for basic and diluted weighted average shares:	62,557,317	62,000,100

Basic and diluted net investment income per share:	$0.404	$(0.024)
Basic and diluted net increase in stockholders’ equity per share resulting from operations:	$0.217	$0.014

Apollo Investment Corporation

Notes To Financial Statements (unaudited) (continued)

(in thousands except share and per share amounts)

Note 6. Investments

As of June 30, 2005, investments and cash equivalents consisted of the following:

	June 30, 2005 (in thousands)
	Cost	Fair Value
Subordinated Debt/Corporate Notes	$478,890	$476,326
Common Stock	22,415	21,944
Bank Debt/Senior Secured Debt	463,371	465,606
Cash Equivalents	742,649	742,649

Totals	$1,707,325	$1,706,525

Note 7. Forward Foreign Currency Contract

At June 30, 2005, the Company had an open foreign currency contract to sell euro forward and bears the market risk that arises from changes in foreign currency exchange rates. Unrealized depreciation on the contract is reflected in the accompanying financial statements as follows:

Foreign Currency	Local Currency	Cost	Market Value	Settlement Date	Unrealized Depreciation
To Sell: Euro	€35,300,000	$43,373,110	$43,995,743	09/08/05	$622,633

Note 8. Cash Equivalents

Pending investment in longer-term portfolio holdings, Apollo Investment makes temporary investments in U.S. Treasury bills (of varying maturities) and repurchase agreements as outlined in our prospectus. These temporary investments are deemed cash equivalents by us and are included in our Schedule of Investments. U.S. Treasury bills with maturities of greater than 60 days from the time of purchase are marked-to-market as per our valuation policy.

Note 9. Repurchase Agreements

The Company enters into repurchase agreements as part of its investment program. The Company’s custodian takes possession of collateral pledged by the counterparty. The collateral is marked-to-market daily to ensure that the value, plus accrued interest, is at least equal to the repurchase price. In the event of default of the obligor to repurchase, the Company has the right to liquidate the collateral and apply the proceeds in satisfaction of the obligation. Under certain circumstances, in the event of default or bankruptcy by the counterparty to the agreement, realization and/or retention of the collateral or proceeds may be subject to legal proceedings.

Apollo Investment Corporation

Notes To Financial Statements (unaudited) (continued)

(in thousands except share and per share amounts)

Note 10. Financial Highlights

The following is a schedule of financial highlights for the three months ended June 30, 2005 and the period April 8, 2004 (commencement of operations) through March 31, 2005:

	Three Months Ended June 30, 2005	April 8, 2004* through March 31, 2005
Per Share Data:
Net asset value, beginning of period	$14.27	$14.06

Net investment income	0.40	0.41
Net realized and unrealized gain (loss) on investments	(0.17)	0.31

Net increase in stockholders’ equity resulting from operations	0.23	0.72
Dividends to shareholders (1)	(0.31)	(0.48)
Costs related to the initial public offering	—	(0.03)

Net asset value at end of period	$14.19	$14.27

Per share market value at end of period	$18.44	$16.78
Total return (2)	11.74%	15.32%
Shares outstanding at end of period	62,768,013	62,554,976

Ratio/Supplemental Data:
Net assets at end of period (in millions)	$891.0	$892.9
Ratio of net investment income to average net assets	2.83%	2.96	%(3)
Ratio of operating expenses to average net assets	1.35%	2.60	%(3)
Ratio of credit facility related expenses to average net assets	0.06%	—

Ratio of operating and credit facility expenses to average net assets	1.41%	2.60	%(3)

Portfolio Turnover Ratio	14.0%	14.7%

(1)	Dividends and distributions are determined in accordance with income tax regulations which may differ from amounts determined under accounting principles generally accepted in the United States of America.
(2)	Total return is based on the change in market price per share during the respective periods. It also takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan. Total return is not annualized.
(3)	Annualized
*	Commencement of operations

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Apollo Investment Corporation

We have reviewed the accompanying statement of assets and liabilities of Apollo Investment Corporation (the “Company”) as of June 30, 2005, including the schedule of investments, the related statements of operations and of cash flows for the three-month period then ended and for the period April 8, 2004 through June 30, 2004 and the statement of changes in net assets for the three-month period ended June 30, 2005. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities of the Company as of March 31, 2005, including the schedule of investments and the related statements of operations, of cash flows and of changes in net assets for the period from April 8, 2004 through March 31, 2005 and in our report dated June 14, 2005, we expressed an unqualified opinion on those financial statements.

/s/ PricewaterhouseCoopers LLP

New York, New York

August 3, 2005

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

Portfolio and Investment Activity

During the quarter ended June 30, 2005, market conditions remained highly competitive. Despite this competition, our strong pipeline produced quality lending opportunities with high free cash flow companies. In total, we invested $250.3 million across seven new portfolio companies while adding to four existing positions. We generally invested higher in the capital structures of these companies on average, investing $193.4 million in mostly second lien, senior secured loans while subordinated opportunities totaled $56.9 million. The weighted average yield on the senior secured and subordinated loans made during the quarter was 11.3% and 12.8%, respectively.

Throughout the quarter we remained selective but carefully positioned our portfolio to hold a core group of attractively priced second lien and mezzanine loans with strong credit characteristics. In advance of drawing on our substantial credit facility and as we had planned at the time of our IPO, we began rationalizing the composition of our portfolio by selectively exiting certain of our first lien and lower yielding senior secured loans. These loans were generally sold at par or better reducing these holdings by $94.5 million during the quarter.

As the first fiscal quarter of 2006 closed, the Company realized significant earnings from its investment in N.E.W. Customer Services Companies (“N.E.W.”), a portfolio company in which AIC invested in August 2004. The successful and strong financial results of N.E.W.’s business led management of the company to refinance its subordinated debt and simultaneously, structure a dividend recapitalization plan.

At June 30, 2005, our net portfolio of $1.0 billion was invested 48% in subordinated debt/corporate notes, 2% in common stock, 46% in senior secured loans and 4% in cash equivalents. Our remaining first lien senior loan holdings were 11% of our portfolio at June 30, 2005. A year earlier at June 30, 2004, our net portfolio was invested 6% in subordinated debt/corporate notes, 21% in 1st and 2nd lien senior secured loans and 73% in cash equivalents.

At June 30, 2005, the weighted average yield on our debt portfolio was 11.8% versus 11.2% at March 31, 2005 and 7.4% at June 30, 2004. The weighted average yield on our entire portfolio, including cash equivalents, was 11.2% at June 30, 2005 versus 10.2% at March 31, 2005 and 2.7% at June 30, 2004. The weighted average yield on our subordinated debt/corporate notes was 13.6% at June 30, 2005 versus 13.7% at March 31, 2005 and 10.6% at June 30, 2004. Our total bank debt/senior secured loan portfolio yielded 10.0% at June 30, 2005 versus 8.2% at March 31, 2005 and 6.3% at June 30, 2004. Of the bank debt, the weighted average yield attributable to first lien notes was 8.1% at June 30, 2005 versus 6.3% at March 31, 2005 and 5.0% at June 30, 2004. Our second lien bank debt yielded 10.6% at June 30, 2005 versus 9.4% at March 31, 2005 and 8.4% at June 30, 2004. Yields are computed using interest rates as of the balance sheet date and include amortization of loan origination fees, original issue discount and market premium or discount, weighted by their respective costs when averaged.

Bank debt/senior secured debt typically accrues interest at variable rates determined on the basis of a benchmark LIBOR, EURIBOR or prime rate with stated maturities at origination that range from 5 to 10 years. While subordinated debt/corporate notes will typically accrue interest at fixed rates, some of these investments may include zero coupon, PIK and/or step bonds that accrue income on a constant yield to call or maturity basis.

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

Results of Operations

Results comparisons to the quarter ended June 2004 may not necessarily be meaningful as our portfolio was largely in cash equivalents from our initial IPO in April 2004. Accordingly, references and comparisons are made against our previous quarter ended March 31, 2005 in addition to the quarter ended June 2004.

Investment Income

Gross investment income totaled $37.8 million for the quarter ended June 30, 2005 compared to $21.3 million for the quarter ended March 31, 2005 and $3.8 million for the quarter ended June 30, 2004. The increase included both dividend income and consent fee income from N.E.W. which totaled $3.5 million and $7.5 million, respectively.

Operating Expenses

Operating expenses totaled $12.5 million for the quarter ended June 30, 2005 of which $6.3 million was performance-based incentive fees and $0.5 million were origination and commitment expenses related to our credit facility. Operating expenses net of incentive fees and interest expense was $5.7 million versus the $5.8 million for the quarter ended March 31, 2005 and $5.3 million for the quarter ended June 30, 2004. Operating expenses consist of investment advisory and management fees, insurance expenses, administrative services fees, professional fees, directors’ fees, audit and tax services expenses, and other general and administrative expenses.

Net Investment Income

The Company’s net investment income totaled $25.2 million or $0.40 per share for the quarter ended June 30, 2005 versus $15.6 million or $0.25 per share for the quarter ended March 31, 2005 and a net investment loss of $1.5 million or $0.024 per share for the quarter ended June 30, 2004. The increase in net investment income was primarily driven by both portfolio growth and income earned from our investment in N.E.W. described above.

Net Realized Gains/Losses

The Company had exits and repayments totaling $124.5 million for the quarter ended June 30, 2005 versus $47.3 million for the quarter ended March 31, 2005 and $125,000 for the quarter ended June 30, 2004. The net realized gains on investments for the quarter totaled $3.4 million versus $0 for the quarters ended March 31, 2005 and June 30, 2004. The Company also realized a gain on its forward foreign currency contract of $3.4 million during the quarter versus a gain of $0.64 million during the quarter ended March 31, 2005. Total net realized gains for the quarter ended June 30, 2005 were $6.8 million versus $0.6 million for the quarter ended March 31, 2005 and $0 for the quarter ended June 30, 2004.

Net Unrealized Appreciation on Investments and Forward Foreign Currency Contracts

For the quarter ended June 30, 2005, the Company’s investments and other assets had a decrease in net unrealized appreciation of $18.5 million of which $9.6 million was due to the realization of profits from the N.E.W. Customer Service Companies’ transaction. This compared to a decrease in unrealized appreciation of $3.9 million on the portfolio for the quarter ended March 31, 2005 and an increase of $2.3 million for the quarter ended June 30, 2004. At June 30, 2005, net unrealized depreciation totaled $0.2 million of which $2.2 million was attributable to net unrealized appreciation on our bank debt/senior secured debt, $3.0 million was attributable to net unrealized depreciation on our subordinated debt/corporate notes/equity and $0.6 million in unrealized appreciation on our forward foreign currency contract.

Net Increase in Net Assets From Operations

For the quarter ended June 30, 2005, the Company had a net increase in net assets resulting from operations of $13.6 million versus $12.3 million for the quarter ended March 31, 2005 and $0.9 million for the quarter ended June 30, 2004. The net change in net assets from operations per share was $0.22 for the quarter ended June 30, 2005 versus $0.20 for the quarter ended March 31, 2005 and $0.014 for the quarter ended June 30, 2004.

Financial Condition, Liquidity and Capital Resources

The Company’s liquidity and capital resources was generated primarily from the remaining net proceeds of its initial offering as well as from cash flows from operations, including exits and prepayments of senior and subordinated loans and income earned from investments and cash equivalents (which normally comprise of U.S. government securities and other high-quality debt investments that mature in one year or less). The Company may also fund its investments and operations through draw-downs of its senior secured, multi-currency, $800 million, five-year credit facility. In the future, the Company may raise additional equity capital through the filing of its shelf registration or may securitize a portion of its investments in mezzanine or senior secured loans or other assets. The primary use of funds will be investments in portfolio companies and cash distributions to holders of common stock.

Dividends

Dividends paid to stockholders for the quarter totaled $19.4 million or $0.31 per share versus $16.2 million or $0.26 per share for the quarter ended March 31, 2005. For the period April 8, 2004 (commencement of operations) through March 31, 2005, dividends paid to stockholders totaled $30.2 million or $0.485 per share. Tax characteristics of all dividends will be reported to shareholders on Form 1099 after the end of the calendar year.

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

With respect to the dividends paid to shareholders, income from origination, structuring, closing, commitment, pre-payment and other upfront fees associated with investments in portfolio companies was treated as taxable income and accordingly, distributed to shareholders.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. We expect that many of the loans in our portfolio will have floating rates. We also expect to have a significant portion of our loans with fixed rates. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the period April 1, 2005 through June 30, 2005, we did not engage in interest rate hedging activities.

On June 6, 2005, we entered into a forward foreign currency contract to hedge our exposure to the currency risk associated with our investment in WDAC Intermediate Corp. Accordingly, we sold 35,300,000 euro forward at a rate of 1.2262 dollars per euro for settlement on September 8, 2005. Unrealized appreciation on this contract is represented on our balance sheet as of June 30, 2005 and described further in footnote 8 to the financial statements.

Item 4. Controls and Procedures

As of the end of the period covered by this report, Apollo Investment carried out an evaluation, under the supervision and with the participation of AIC’s management, including AIC’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of AIC’s disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that AIC’s current disclosure controls and procedures are effective in timely alerting them of material information relating to AIC that is required to be disclosed by AIC in the reports it files or submits under the Securities Exchange Act of 1934. There have been no changes in AIC’s internal control over financial reporting that occurred during the period April 1, 2005 through June 30, 2005 that have materially affected, or are reasonably likely to materially affect, AIC’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not a defendant in any material pending legal proceeding, and no such material proceedings are known to be contemplated.

Item 2. Changes in Securities and Use of Proceeds

We intend to use the net proceeds from selling securities pursuant to our registration statement filed on Form N-2 effective June 24, 2005 for general corporate purposes, which includes investing in portfolio companies in accordance with our investment objective and strategies and, pending such investments, investing in cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the date of investment and other general corporate purposes. Supplements to the registration statement that relate to an offering will more fully identify the use of the proceeds from such offering.

We anticipate that substantially all of the net proceeds of an offering of securities will be used for the above purposes within two years, depending on the availability of appropriate investment opportunities consistent with our investment objective and market conditions. Our portfolio currently consists primarily of senior loans and mezzanine loans and related equity securities. Pending our investments, we plan to invest a portion of net proceeds in cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the date of investment and other general corporate purposes.

We did not repurchase any shares of our common stock during the quarter ended June 30, 2005.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

*	Submitted herewith

(b) Reports on Form 8-K

On April 14, 2005, we filed a current report on Form 8-K, pursuant to Item 1.01 and 9.01 reporting the entry into a senior secured revolving credit agreement in the amount of $800,000,000.

On May 13, 2005, we filed a current report on Form 8-K, pursuant to Item 8.01 reporting the issuance of a press release announcing the scheduling of fourth quarter and fiscal year 2005 results.

On May 24, 2005, we filed a current report on Form 8-K, pursuant to Item 9.01 reporting the issuance of a press release announcing fiscal year ended March 31, 2005 financial results.

On June 16, 2005, we filed a current report on Form 8-K, pursuant to Item 7.01 reporting the issuance of a press release announcing a first fiscal quarter dividend of $0.31 per share.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 3, 2005.

APOLLO INVESTMENT CORPORATION

By:	/s/ Michael S. Gross
Michael S. Gross
President, Chief Executive Officer
and Chairman of the Board

By:	/s/ Richard L. Peteka
Richard L. Peteka
Chief Financial Officer and Treasurer