Form 10-Q
period 2005-09-30
APOLLO INVESTMENT CORP
filed 2005-11-03
CIK 1278752

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of September 30, 2005 was 63,083,117.

APOLLO INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2005

PART	I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “AIC”, “Fund”, “we”, “us” and “our” refer to Apollo Investment Corporation unless the context otherwise states.

Item 1.	Financial Statements

APOLLO INVESTMENT CORPORATION

STATEMENT OF ASSETS AND LIABILITIES

(in thousands, except per share amounts)

	September 30, 2005 (unaudited)	March 31, 2005#
Assets

Cash, at value*	$4,263	$5,208
Investments, at fair value (cost of $1,167,079 and $821,232, respectively) (1)	1,173,735	838,482
Cash equivalents, at fair value (cost of $498,680 and $873,061, respectively)	498,680	873,056
Interest receivable, at value*	19,956	14,805
Unrealized appreciation on forward foreign currency contract (see note 7)	1,756	978
Prepaid expenses and other assets	4,225	855

Total assets	$1,702,615	$1,733,384

Liabilities

Payable for investments and cash equivalents purchased	$498,680	$834,891
Credit facility payable, at value*	288,950	—
Management and performance-based incentive fees payable (see note 3)	10,483	4,492
Interest payable	1,490	—
Directors’ fees payable	148	125
Accrued administrative expenses	255	42
Other accrued expenses	1,302	948

Total liabilities	$801,308	$840,498

Net Assets

Common stock, par value $.001 per share, 400,000,000 and 100,000,000 common shares authorized, respectively, 63,083,117 and 62,554,976 issued and outstanding, respectively	$63	$63
Paid-in capital in excess of par	889,071	878,838
Accumulated under (over) distributed net investment income (see note 2g)	(4,512)	(4,067)
Accumulated net realized gains (losses)	6,086	(145)
Net unrealized appreciation	10,599	18,197

Total Net Assets	$901,307	$892,886

Total liabilities and net assets	$1,702,615	$1,733,384

Net Asset Value Per Share	$14.29	$14.27

(1)	None of our portfolio companies are controlled by or affiliated to the Company as defined by the Investment Company Act of 1940.

*	Cash at value includes net unrealized depreciation on foreign currencies at September 30, 2005 and March 31, 2005 totaling $7 and $0 (in 000’s), respectively. Interest receivable at value includes net unrealized depreciation at September 30, 2005 and March 31, 2005 totaling $64 and $26 (in 000’s), respectively. Credit facility payable at value includes net unrealized appreciation at September 30, 2005 and March 31, 2005 totaling $2,258 and $0 (in 000’s), respectively (see note 7).
#	Certain amounts have been reclassified to conform to the current period’s presentation.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENT OF OPERATIONS (unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2005	2004#	2005	2004*#
INVESTMENT INCOME:
Interest	$33,594	$7,865	$60,328	$11,670
Dividends	—	—	3,484	—
Other Income	1,419	24	8,995	26

Total Investment Income	35,013	7,889	72,807	11,696

EXPENSES:
Management fees	$5,310	$4,398	$9,801	$8,411
Performance-based incentive fees	5,173	—	11,484	—
Interest and other credit facility expenses	2,277	—	2,775	—
Administrative services expense	403	273	715	448
Insurance expense	213	404	423	773
General and administrative expenses	944	551	1,672	1,278

Total expenses	14,320	5,626	26,870	10,910

Net investment income	$20,693	$2,263	$45,937	$786

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS AND FOREIGN CURRENCIES:
Net realized gain (loss):
Investments	$160	($1)	$3,510	($1)
Foreign currency transactions	(716)	—	2,723	—
Cash equivalents	(4)	—	(2)	—

Net realized gains (losses)	(560)	(1)	6,231	(1)

Net change in unrealized gain (loss):
Investments	7,456	3,326	(10,594)	5,941
Cash equivalents	—	198	5	(77)
Foreign currency translations	3,420	—	2,991	—

Net change in unrealized gain (loss)	10,876	3,524	(7,598)	5,864

Net realized and unrealized gain (loss) on investments, cash equivalents and foreign currencies	10,316	3,523	(1,367)	5,863

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$31,009	$5,786	$44,570	$6,649

EARNINGS PER COMMON SHARE (see note 5)	$0.494	$0.093	$0.711	$0.107

*	Commencement of operations on April 8, 2004
#	Certain amounts have been reclassified to conform to the current period’s presentation.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENT OF CHANGES IN NET ASSETS

(unaudited)

(in thousands, except shares)

	Six Months Ended September 30, 2005	April 8, 2004* through March 31, 2005
Increase in net assets from operations:
Net investment income	$45,937	$25,453
Net realized gains	6,231	495
Net change in unrealized gain (loss)	(7,598)	18,197

Net increase in net assets resulting from operations	44,570	44,145

Dividends to shareholders from:
Net investment income	(46,382)	(30,160)

Capital share transactions:
Proceeds from shares sold	—	871,875
Less offering costs of initial public offering	—	(1,722)
Reinvestment of dividends	10,233	8,747

Net increase in net assets from capital share transactions	10,233	878,900

Total increase in net assets:	8,421	892,885

Net assets at beginning of period	892,886	1

Net assets at end of period (includes over distributed net investment income of $4,512 and $4,067, respectively)	$901,307	$892,886

Capital share activity
Shares sold	—	62,000,100
Shares issued from reinvestment of dividends	528,141	554,876

Net increase in capital share activity	528,141	62,554,976

*	Commencement of operations

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENT OF CASH FLOWS (unaudited)

(in thousands)

	Six months ended September 30, 2005	April 8, 2004* through September 30, 2004
Cash Flows from Operating Activities:
Net Increase in Net Assets Resulting from Operations	$44,570	$6,649
Adjustments to reconcile net increase:
Purchase of investment securities	(598,063)	(403,152)
Proceeds from disposition of investment securities	255,727	—
Proceeds from the settlement of forward foreign currency contracts	2,722	—
Increase in interest and dividends receivable	(5,189)	(4,950)
Increase in prepaid expenses and other assets	(3,370)	(799)
Increase in management fee payable	5,991	1,434
Increase in interest payable	1,490	—
Increase in accrued expenses	590	945
(Decrease) increase in payable for investments and cash equivalents purchased	(336,207)	679,595
Net change in unrealized appreciation (depreciation) on investments, cash equivalents, forward foreign currency contracts and other assets and liabilities	7,598	(5,941)
Net change in unrealized (depreciation) on foreign currency	(7)	—
Net realized (gain) loss on investments and cash equivalents	(6,231)	1

Net Cash (Used) Provided by Operating Activities	($630,379)	$273,782

Cash Flows from Financing Activities:
Net proceeds from the issuance of common stock	—	$871,875
Offering costs from the issuance of common stock	—	(1,722)
Dividends paid in cash	(36,149)	(1,672)
Borrowings under credit facility	377,207	—
Repayments under credit facility	(86,000)	—

Net Cash Provided by Financing Activities	$255,058	$868,481

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	($375,321)	$1,142,263
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	878,264	1

CASH AND CASH EQUIVALENTS, END OF PERIOD	$502,943	$1,142,264
Non-cash financing activities consist of the reinvestment of dividends totaling $10,233 and $1,119, respectively (in thousands).

*	Commencement of operations

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited)

September 30, 2005

(in thousands, except shares)

Portfolio Company (1)	Industry	Par Amount*	Cost	Fair Value (2)
Subordinated Debt/Corporate Notes – 74.1%

ALM Media Holdings, Inc., 13.00%, 3/15/13 ♦	Publishing	$16,572	$16,419	$16,572

AMH Holdings II, Inc., 13.625%, 12/1/14 ♦	Building Products	45,992	45,021	44,843

Anthony, Inc., 13.50%, 9/1/12 ♦	Manufacturing	9,633	9,504	9,633

API Heat Transfer, Inc., 13.75%, 12/31/12	Manufacturing	19,051	18,726	19,051

Collect America, Ltd., 13.50%, 8/5/2012 ♦	Financial Services	36,320	35,603	36,320

HanleyWood LLC, 12.25%, 8/1/2013 ♦	Media	60,000	59,407	60,000

Invista, 9.25%, 5/1/12 ♦	Chemicals	35,000	35,000	38,019

Language Line Holdings, Inc., 0% / 14.125%, 6/15/13	Business Services	27,678	17,108	14,116

Language Line Inc., 11.125%, 6/15/12	Business Services	27,081	26,755	24,914

Latham Manufacturing Corp., 14.00%, 6/30/11	Leisure Equipment	43,542	42,724	43,542

Lexicon Marketing (USA), Inc., 13.75%, 1/2/12	Direct Marketing	27,406	26,903	27,406

N.E.W. Customer Service Companies Inc., 14.00%, Convertible, 8/17/13	Consumer Services	8,320	8,320	9,282

NSP Holdings LLC, 11.75%, 1/1/2012 ♦	Manufacturing	25,589	25,055	24,966

Playpower Holdings Inc., 15.50%, 11/30/12 ♦	Leisure Equipment	65,485	65,485	65,485

Pro Mach Merger Sub, Inc., 13.75%, 6/15/12	Machinery	19,191	18,836	19,191

Sigmakalon Holdco B.V., E+1000, 12/31/2015	Chemicals	€45,000	54,664	54,724

Sirona Dental Systems GmbH, E+950, 7/1/12	Healthcare	€25,309	30,330	31,274

Source Media Holdings Inc., 13.00%, 11/30/12 ♦	Publishing	18,240	17,886	18,240

T/Y Merger Corp., 14.75%, 2/26/10	Logistics	18,346	18,086	18,346

Travelex Global, L+950, 10/30/2015	Financial Services	£13,084	24,067	23,754

Tumi Holdings, Inc., L+1100, 12/31/14	Consumer Products	12,848	12,848	13,105

WDAC Intermediate Corp., 13.75%, 6/1/15	Publishing	€35,193	47,158	42,816

YBR Acquisition B.V., E+950, 7/1/2015	Publishing	€10,000	12,285	12,387

Total Subordinated Debt/Corporate Notes			$668,190	$667,986

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2005

(in thousands, except shares)

Common Equity – 6.9%	Industry	Shares	Cost	Fair Value (2)
CA Holding, Inc.	Financial Services	25,000	$2,500	$2,581

DTPI Holdings, Inc.	Infrastructure	200,000	2,000	2,323

FSC Holdings Inc.	Media	10,000	10,000	10,000

Latham Acquisition Corp.	Leisure Equipment	33,091	3,309	3,309

LM Acquisition Ltd.	Direct Marketing	10,000	10,000	12,469

N.E.W. Customer Service Companies, Inc.	Consumer Services	1,105,961	3,415	4,935

GS Prysmian Co-Invest L.P. (4,5)	Limited Partnership		24,928	24,143

Pro Mach Co-investment, LLC	Machinery	150,000	1,500	1,500

T/Y Merger Corp.***	Logistics	250,000	2,500	550

Total Common Equity			$60,152	$61,810

Bank Debt/Senior Secured Loans (3) –49.3%		Par Amount*

1st Lien Bank Debt/Senior Secured Loans – 7.4%

Alliance Mortgage Investments, Inc., 6/1/10	Consumer Finance	$36,875	$36,877	$36,875

Cygnus Business Media, Inc., 7/13/09	Media	14,888	14,830	14,813

Healthy Directions, LLC, 8/31/10	Vitamins, Supplements	15,000	14,927	15,000

Total 1st Lien Bank Debt/Senior Secured Loans			$66,634	$66,688

2nd Lien Bank Debt/Senior Secured Loans – 41.9%

ALM Media Holdings, Inc., 3/7/11	Publishing	$27,750	$27,750	$27,750

American Asphalt & Grading Co., 7/1/11	Infrastructure	26,500	26,500	27,030

American Safety Razor, 9/21/12	Consumer Products	13,500	13,500	13,736

See notes to financial statements

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2005

(in thousands, except shares)

2nd Lien Bank Debt/Senior Secured Loans –cont’d.	Industry	Par Amount*	Cost	Fair Value (2)

Anthony International, 9/1/11	Manufacturing	$13,000	$12,886	$13,000

C.H.I. Overhead Doors, Inc., 10/22/11	Building Products	10,000	9,955	10,150

Cygnus Business Media, Inc., 1/13/10	Media	10,000	9,920	9,950

Diam International, 7/1/12	Consumer Products	20,000	20,000	20,050

Dr. Leonard’s Healthcare Corp., 7/31/12	Direct Marketing	22,000	22,000	22,055

EuroFresh, 5/14/10	Agriculture	25,000	24,716	25,750

Healthy Directions, LLC, 8/31/11	Vitamins, Supplements	15,000	15,000	15,075

Mueller Group Inc., 11/1/11	Industrial	17,000	17,000	17,340

Natural Products Group LLC, 8/16/2012	Direct Marketing	25,000	24,724	25,062

NES Rentals Holdings Inc., 8/17/10	Equipment Rental	24,750	24,750	25,307

N.E.W. Customer Service Companies, 7/1/12	Consumer Services	50,000	50,000	50,844

Ranpak Corp., 3/17/11	Packaging	10,000	10,000	10,100

Sigmakalon Holdco B.V., 6/30/2015	Chemicals	€10,000	12,148	12,101

Source Media Inc., 11/30/12	Publishing	10,000	10,000	10,131

Survey Sampling International, LLC, 5/7/12	Market Research	15,000	14,964	15,178

Tumi Holdings, Inc., 6/30/14	Consumer Products	3,000	3,000	3,030

United Site Services, Inc., 6/30/10	Environmental	13,462	13,290	13,462

Wyle Laboratories, Inc., 7/28/11	Aerospace/Defense	10,000	10,000	10,150

Total 2nd Lien Bank Debt/Senior Secured Loans			$372,103	$377,251

Total Bank Debt/Senior Secured Loans			$438,737	$443,939

Total Investments			$1,167,079	$1,173,735

See notes to financial statements

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2005

(in thousands)

	Industry	Par Amount*	Cost	Fair Value (2)
Cash Equivalents – 55.3%

U.S. T-Bill, 3.065%, 11/3/05	Government	500,000	$498,680	$498,680

Total Investments & Cash Equivalents -185.6% **			$1,665,759	$1,672,415

Liabilities in excess of other assets – (85.6%)				(771,108)

Net Assets – 100.0%				$901,307

(1)	None of our portfolio companies is controlled or affiliated as defined by the Investment Company Act of 1940.
(2)	Fair value is determined by or under the direction of the Board of Directors of the Company (see Note 2).
(3)	Represent floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the LIBOR (London Inter-bank Offer Rate), EURIBOR (Euro Inter-bank Offered Rate), GBP Libor (London Interbank Offer Rate for British Pounds), or the Prime Rate.
(4)	Denominated in Euro (€)
(5)	The Company is the sole Limited Partner in GS Prysmian Co-Invest L.P. GS Prysmian Co-Invest L.P. (acting through its general partner, GS Prysmian Co-Invest G.P. Limited) holds legal title to the following equity securities: 8,045 common shares of GSCP Athena (Lux) S.A.R.L., 16,977,778 shares of GSCP Athena (Lux) S.A.R.L. iPECs (Interest Bearing Preferred Equity Certificates), and 2,822,223 GSCP Athena (Lux) S.A.R.L. nPECs (Non-interest Bearing Preferred Equity Certificates). As the sole Limited Partner in GS Prysmian Co-Invest L.P., the Company is the sole beneficial owner of these equity securities.

♦	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
*	Denominated in USD unless otherwise noted

**	Aggregate gross unrealized appreciation for federal income tax purposes totals $14,260 aggregate gross unrealized depreciation for federal income tax purposes totals $13,634. Net unrealized appreciation for federal income tax purposes totals $626 based on a tax cost of $1,671,215 (all in 000’s).

***	Non-income producing security.

See notes to financial statements

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

(c)	Investments purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates value;
(d)	Gains or losses on the sale of investments are calculated by using the specific identification method;
(e)	Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as interest income;
(f)	The Company intends to comply with the applicable provisions of the Internal Revenue Code of 1986, as amended, pertaining to regulated investment companies to make distributions of taxable income sufficient to relieve it from substantially all Federal income and excise taxes;
(g)	In accordance with Statement of Position 93-2 Determination, Disclosure, and Financial Statement Presentation of Income, Capital Gain, and Return of Capital Distributions by Investment Companies, book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from accounting principles generally accepted in the United States of America;
(h)	Dividends and distributions to common stockholders are recorded as of record date. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually.
(i)	The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. The Company’s investments in foreign securities may involve certain risks such as foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments and therefore the earnings of the Company.
(j)	The Company may enter into forward exchange contracts in order to hedge against foreign currency risk. These contracts are marked to market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled.
(k)	The Company records origination expenses related to its multi-currency credit facility as prepaid assets. These expenses are deferred and amortized using the straight-line method over the stated life of the facility and in accordance with FAS 91.
(l)	The Company records registration expenses related to Shelf filings as prepaid assets. These expenses will be charged as a reduction of capital upon utilization, in accordance with Sections 8.23-.24 of the AICPA Audit and Accounting Guide for Investment Companies.

Apollo Investment Corporation

Notes to Financial Statements (unaudited) (continued)

(in thousands except share and per share amounts)

Note	3. Agreements

Apollo Investment has entered into an Investment Advisory and Management Agreement with the Investment Adviser, Apollo Investment Management, L.P., under which the Investment Adviser, subject to the overall supervision of Apollo Investment’s Board of Directors, will manage the day-to-day operations of, and provide investment advisory services to, Apollo Investment. For providing these services, the Investment Adviser receives a fee from Apollo Investment, consisting of two components—a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.00% of Apollo Investment’s gross assets. The incentive fee has two parts, as follows: one part is calculated and payable quarterly in arrears based on Apollo Investment’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus Apollo Investment’s operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income does not include any realized capital gains computed net of all realized capital losses and unrealized capital depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of Apollo Investment’s net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7% annualized). Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 2% base management fee. Apollo Investment pays the Investment Adviser an incentive fee with respect to Apollo Investment’s pre-incentive fee net investment income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which Apollo Investment’s pre-incentive fee net investment income does not exceed the hurdle rate; (2) 100% of Apollo Investment’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter; and (3) 20% of the amount of Apollo Investment’s pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are appropriately pro rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Management Agreement, as of the termination date), commencing on December 31, 2004, and will equal 20.0% of Apollo Investment’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all prior performance-based capital gains incentive fee payments made to the advisor.

For the three and six month periods ended September 30, 2005, the Investment Adviser received $5,310 and $9,801, respectively, in base investment advisory and management fees and $5,173 and $11,484, respectively, in performance-based net investment income incentive fees from Apollo Investment.

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

For the three and six month periods ended September 30, 2005, the Administrator was reimbursed $262 and $460, respectively, from Apollo Investment on the $403 and $715, respectively, of expenses accrued under the Administration Agreement.

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

Apollo Investment Corporation

Notes To Financial Statements (unaudited) (continued)

(in thousands except share and per share amounts)

Note	4. Net Asset Value Per Share

At September 30, 2005, the Company’s total net assets and net asset value per share were $901,307 and $14.29, respectively.

Note	5. Earnings Per Share

The following information sets forth the computation of basic and diluted per share net investment income and net increase in net assets resulting from operations for the three and six month periods ended September 30, 2005 and 2004, respectively:

	Three months ended September 30, 2005	Three months ended September 30, 2004	Six months ended September 30, 2005	April 8, 2004* through September 30, 2004
Numerator for net investment income per share:	$20,693	$2,263	$45,937	$786
Numerator for increase in net assets per share:	$31,009	$5,786	$44,570	$6,649
Denominator for basic and diluted weighted average shares:	62,774,863	62,000,100	62,666,684	62,000,100

Basic and diluted net investment income per share:	$0.330	$0.036	$0.733	$0.013
Basic and diluted net increase in net assets per share resulting from operations:	$0.494	$0.093	$0.711	$0.107

*	Commencement of Operations

Note	6. Investments

As of September 30, 2005 and September 30, 2004, respectively, investments and cash equivalents consisted of the following:

	September 30, 2005		September 30, 2004
	Cost	Fair Value	Cost	Fair Value
Subordinated Debt/Corporate Notes	$668,190	$667,986	$116,328	$120,089
Common Equity	60,152	61,810	5,904	5,904
Bank Debt/Senior Secured Debt	438,737	443,939	280,920	283,100
Cash Equivalents	498,680	498,680	1,141,697	1,141,620

Totals	$1,665,759	$1,672,415	$1,554,849	$1,550,713

Apollo Investment Corporation

Notes To Financial Statements (unaudited) (continued)

(in thousands except share and per share amounts)

Note	7. Foreign Currency Transactions and Translations

At September 30, 2005, the Company had an open foreign currency contract to sell euro forward and bears the market risk that arises from changes in foreign currency exchange rates. Unrealized appreciation on the contract is reflected in the accompanying financial statements as follows:

Foreign Currency	Local Currency	Cost	Market Value	Settlement Date	Unrealized Appreciation
To Sell: Euro	€37,000	$46,361	$44,605	12/08/05	$1,756

At September 30, 2005, the Company had outstanding non-US borrowings on its $800 million multicurrency revolving credit line, denominated in both euro and British pounds. Unrealized appreciation on these outstanding borrowings is indicated in the table below:

Foreign Currency	Local Currency	Original Borrowing Cost	Current Borrowing Value	Maturity Date	Unrealized Appreciation
Euro	€10,090	$12,489	$12,164	10/11/2005	$325
Euro	€25,061	30,246	30,212	10/21/2005	34
Euro	€20,022	24,888	24,137	12/6/2005	751
Pounds Sterling	£13,000	23,917	22,998	12/7/2005	919
Euro	€55,525	67,167	66,938	3/20/2006	229
		$158,707	$156,449		$2,258

Note	8. Cash Equivalents

Pending investment in longer-term portfolio holdings, Apollo Investment makes temporary investments in U.S. Treasury bills (of varying maturities) and repurchase agreements as outlined in our prospectus. These temporary investments are deemed cash equivalents by us and are included in our Schedule of Investments. At the end of each fiscal quarter, the Company typically takes proactive steps to prospectively preserve investment flexibility in the next quarter which are assessed against the Company’s total assets at its most recent quarter end. The Company can accomplish this in many ways including its current practice of purchasing U.S. Treasury bills and closing out its position on a net cash basis subsequent to quarter end. The Company may also utilize repurchase agreements or other balance sheet transactions as it deems appropriate for this purpose and these amounts are excluded from total assets for purposes of computing the asset base upon which the management fee is determined. U.S. Treasury bills with maturities of greater than 60 days from the time of purchase are marked-to-market as per our valuation policy. U.S. Treasury bills settle regular way on trade date plus one.

Note	9. Repurchase Agreements

The Company enters into repurchase agreements as part of its investment program. The Company’s custodian takes possession of collateral pledged by the counterparty. The collateral is marked-to-market daily to ensure that the value, plus accrued interest, is at least equal to the repurchase price. In the event of default of the obligor to repurchase, the Company has the right to liquidate the collateral and apply the proceeds in satisfaction of the obligation. Under certain circumstances, in the event of default or bankruptcy by the counterparty to the agreement, realization and/or retention of the collateral or proceeds may be subject to legal proceedings. There were no repurchase agreements outstanding at September 30, 2005.

Apollo Investment Corporation

Notes To Financial Statements (unaudited) (continued)

(in thousands except share and per share amounts)

Note 10. Financial Highlights

The following is a schedule of financial highlights for the six months ended September 30, 2005 and the period April 8, 2004 (commencement of operations) through March 31, 2005:

	Six Months Ended September 30, 2005	April 8, 2004* through March 31, 2005
Per Share Data:

Net asset value, beginning of period	$14.27	$14.06

Net investment income	0.73	0.41
Net realized and unrealized gain on investments	0.03	0.31

Net increase in net assets resulting from operations	0.76	0.72
Dividends to shareholders (1)	(0.74)	(0.48)
Costs related to the initial public offering	—	(0.03)

Net asset value at end of period	$14.29	$14.27

Per share market value at end of period	$19.80	$16.78
Total return (2)	22.56%	15.32%
Shares outstanding at end of period	63,083,117	62,554,976

Ratio/Supplemental Data:

Net assets at end of period (in millions)	$901.3	$892.9

Ratio of net investment income to average net assets	5.15%	2.96	% (3)

Ratio of operating expenses to average net assets	2.70%	2.60	% (3)
Ratio of credit facility related expenses to average net assets	.31%	—

Ratio of operating and credit facility expenses to average net assets	3.01%	2.60	% (3)

Average debt outstanding**	$168,949	$0
Average debt per share**	$2.70	$0
Portfolio turnover ratio	26.8%	14.7%

(1)	Dividends and distributions are determined in accordance with income tax regulations which may differ from amounts determined under accounting principles generally accepted in the United States of America.
(2)	Total return is based on the change in market price per share during the respective periods. It also takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan. Total return is not annualized.
(3)	Annualized for the period April 8, 2004 through March 31, 2005.

*	Commencement of operations
**	Average debt outstanding and per share is calculated from July 8, 2005 (the date of the Company’s first borrowing from its revolving credit facility) through September 30, 2005, and average debt per share is calculated as average debt outstanding divided by the average shares outstanding during the period (in 000’s).

Apollo Investment Corporation

Notes To Financial Statements (unaudited) (continued)

(in thousands except share and per share/unit amounts)

Information about our senior securities is shown in the following table as of each fiscal year ended March 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)

Revolving Credit Facility
Fiscal 2006 (as of September 30, 2005)	$288,950	$4,119	$—	N/A
Fiscal 2005	$0	$0	$—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented (in 000’s).
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, as senior securities are not registered for public trading.

Note 11. Credit Agreement and Borrowings

Under the Credit Agreement, the lenders agreed to extend credit to Apollo Investment in an initial aggregate principal or face amount not exceeding $800 million at any one time outstanding. The Credit Agreement is a five-year revolving facility (with a stated maturity date of April 14, 2010) and is secured by substantially all of the assets in Apollo Investment’s portfolio, including cash and cash equivalents. Pricing is set at 100 basis points over LIBOR. The Credit Agreement contains affirmative and restrictive covenants, including: (a) periodic financial reporting requirements, (b) maintaining minimum shareholders’ equity of the greater of (i) 40% of the total assets of Apollo Investment and its subsidiaries as at the last day of any fiscal quarter and (ii) the sum of (A) $300 million plus (B) 25% of the net proceeds from the sale of equity interests in Apollo Investment after the closing date of the Credit Agreement, (c) maintaining a ratio of total assets (less total liabilities) to total indebtedness, in each case of Apollo Investment and its subsidiaries, of not less than 2.0:1.0, (d) maintaining minimum liquidity, (e) limitations on the incurrence of additional indebtedness, (f) limitations on liens, (g) limitations on investments (other than in the ordinary course of Apollo Investment’s business), (h) limitations on mergers and disposition of assets (other than in the normal course of Apollo Investment’s business activities) and (i) limitations on the creation or existence of agreements that prohibit liens on properties of Apollo Investment’s subsidiaries. In addition to the asset coverage ratio described in clause (c) of the preceding sentence, borrowings under the Credit Agreement (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in Apollo Investment’s portfolio. The Credit Agreement provides for the ability of Apollo Investment to seek additional commitments from lenders thereunder in an aggregate amount of up to $400 million. The Credit Agreement is used to supplement Apollo Investment’s equity capital to make additional portfolio investments and for other general corporate purposes.

At September 30, 2005, the Company had $288,950 (at value) drawn on its $800,000 revolving credit facility. The weighted average annual interest cost for this period, inclusive of annual amortization of commitment fees and other prepaid expenses related to the establishment of the credit facility, is 4.46%.

The average debt outstanding on the credit facility was $168,949 for the period that borrowings were outstanding from July 8, 2005 through September 30, 2005. The maximum amount borrowed during this period was $288,950. The remaining available amount under the revolving line of credit at September 30, 2005, was $511,050.

At September 30, 2005, the Company was in compliance with all financial and operational covenants required by the revolving line of credit.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Apollo Investment Corporation

We have reviewed the accompanying statement of assets and liabilities of Apollo Investment Corporation (the “Company”) as of September 30, 2005, including the schedule of investments, the related statements of operations for each of the three-month and six-month periods ended September 30, 2005, the three-month period ended September 30, 2004 and for the period April 8, 2004 through September 30, 2004 and of cash flows for the six-month period ended September 30, 2005 and for the period April 8, 2004 through September 30, 2004 and the statement of changes in net assets for the six-month period ended September 30, 2005. These interim financial statements are the responsibility of the Company’s management.

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

October 31, 2005

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this report that relate to estimates or expectations of our future performance or financial condition may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties, including, but not limited to, statements as to:

➢	our future operating results;

➢	our business prospects and the prospects of our portfolio companies;

➢	the impact of investments that we expect to make;

➢	the dependence of our future success on the general economy and its impact on the industries in which we invest;

➢	the ability of our portfolio companies to achieve their objectives;

➢	our expected financings and investments;

➢	the adequacy of our cash resources and working capital; and

➢	the timing of cash flows, if any, from the operations of our portfolio companies.

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

Portfolio and Investment Activity

Our ongoing investment strategy and strong relationships combined to produce an active second fiscal quarter. Throughout the summer months, activity remained strong as we continued to identify attractive investment opportunities with middle market companies generating strong free cash flow. We also identified some interesting private equity opportunities at prices that met our value discipline. During the quarter ended September 30, 2005, we invested $302.9 million across eight new portfolio companies while adding to two existing positions. These investments were in our targeted asset classes with $37.7 million invested in private equity, $224.6 million invested in subordinated debt and $40.6 million invested in second lien bank debt. In addition, we re-invested an additional $30.0 million in the refinanced bank debt of Healthy Directions, LLC as our $26.4 million position with the company was pre-paid. Investments during the quarter totaled $332.9 million. For the fiscal year-to-date period April 1, 2005 through September 30, 2005, we invested $583.6 million across 15 new and 7 existing portfolio companies.

In addition to the $26.4 million refinancing of Healthy Directions, LLC, we also continued to rationalize our portfolio during the quarter ended September 30 by selectively exiting $68.9 million in lower-yielding senior bank debt. Also during the quarter, our $37.0 million subordinated loan to National Waterworks was pre-paid at a premium. For the quarter and six months ended September 30, 2005, we had proceeds from exits and prepayments totaling $134.2 million and $258.7 million, respectively. Of the $258.7 million of total fiscal year exits and prepayments, $190 million were exits of senior loans which we intended to divest. The remaining $69 million were pre-payments by two successful companies.

Beginning in early July, we began drawing on our $800 million, multi-currency credit facility and had $289 million drawn and outstanding at September 30 with $511 million available. Our net portfolio reached $1.2 billion and was invested 56.9% in subordinated debt/corporate notes, 5.3% in private equity and 37.8% in senior secured loans. Our remaining first lien senior secured debt holdings represented 5.7% of our portfolio at September 30, 2005. A year earlier at September 30, 2004, our net portfolio of $901.1 million was invested 13.3% in subordinated debt/corporate notes, 31.4% in senior secured loans, 0.7% in equity and 54.6% in cash equivalents.

At September 30, 2005, the weighted average yield on our debt portfolio was 12.2% versus 11.8% at June 30, 2005 and 8.8% at September 30, 2004. The weighted average yield on our subordinated debt/corporate notes was 13.4% at September 30, 2005 versus 13.6% at June 30, 2005 and 12.8% at September 30, 2004. Our total bank debt/senior secured loan portfolio yielded 10.4% at September 30, 2005 versus 10.0% at June 30, 2005 and 6.9% at September 30, 2004. The weighted average yield attributable to first lien bank loans was 9.6% at September 30, 2005 versus 8.1% at June 30, 2005 and 5.4% at September 30, 2004. Our second lien bank loans yielded 10.6% at September 30, 2005 versus 10.6% at June 30, 2005 and 8.2% at September 30, 2004. Yields are computed using interest rates as of the balance sheet date and include amortization of loan origination fees, original issue discount and market premium or discount, weighted by their respective costs when averaged.

Bank debt/senior secured debt and European mezzanine loans typically accrue interest at variable rates determined on the basis of a benchmark LIBOR, EURIBOR or prime rate with stated maturities at origination that range from 5 to 10 years. While subordinated debt/corporate notes will typically accrue interest at fixed rates, some of these investments may include zero coupon, PIK and/or step bonds that accrue income on a constant yield to call or maturity basis. At September 30, 2005, 52% of our debt portfolio is floating rate debt and 48% is fixed rate debt.

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

Results of Operations

Results comparisons are for the three and six months ended September 2005 and 2004. These comparisons between current and prior periods may not be meaningful as our portfolio for the three and six months ending September 30, 2004 was largely invested in cash equivalents from our initial IPO in April 2004.

Investment Income

Gross investment income totaled $35.0 million and $72.8 million, respectively, for the three and six months ended September 30, 2005 compared to $7.9 million and $11.7 million, respectively, for the three and six months ended September 30, 2004. The increases in gross investment income were primarily due to the growth of our investment portfolio compared to the September 2004 comparative periods.

Expenses

Expenses totaled $14.3 million and $26.9 million, respectively, for the three and six months ended September 30, 2005 of which $5.2 million and $11.5 million, respectively, were performance-based incentive fees and $2.3 million and $2.8 million, respectively, were interest and other credit facility expenses. Expenses net of performance-based incentive fees and interest and other credit facility expenses for the three and six months ended September 30, 2005 were $6.8 million and $12.6 million, respectively, versus the $5.6 million and $10.9 million, respectively, for the three and six months ended September 30, 2004. Operating expenses consist of base investment advisory and management fees, insurance expenses, administrative services fees, professional fees, directors’ fees, audit and tax services expenses, and other general and administrative expenses. The increase in operating expenses was primarily due to the increase in base management fees related to the growth of our investment portfolio as compared to the September 2004 comparative periods.

Net Investment Income

The Company’s net investment income totaled $20.7 million and $45.9 million or $0.33 per share and $0.73 per share, respectively, for the three and six months ended September 30, 2005 versus $2.3 million and $0.8 million or $0.04 per share and $0.01 per share, respectively, for the three and six months ended September 30, 2004.

Net Realized Gains/Losses

The Company had exits and prepayments totaling $134.2 million and $258.7 million, respectively, for the three and six months ended September 30, 2005 versus $0.3 million and $0.5 million, respectively, for the three and six months ended September 30, 2004. The net realized gains on investments totaled $0.2 million and $3.5 million, respectively, for the three and six months ended September 30, 2005, versus $0 million for both the three and six months ended September 30, 2004. The Company also had net realized losses and gains, respectively, on its foreign currency transactions of $0.7 million and $2.7 million, respectively, during the three and six months ended September 30, 2005 versus $0 for both the three and six month periods ended September 30, 2004. Total net realized losses and gains, respectively, for the three and six months ended September 30, 2005 were $0.6 million and $6.2 million, respectively, versus $0 for both the three and six months ended September 30, 2004.

Net Unrealized Appreciation on Investments and Foreign Currency Contracts and Translations

For the three and six months ended September 30, 2005, the Company’s investments and other assets and liabilities had net appreciation and a net decrease in appreciation of $10.9 million and $7.6 million, respectively. This compared to net appreciation of $3.5 million and $5.9 million, respectively, on the portfolio for the three and six months ended September 30, 2004. At September 30, 2005, net unrealized appreciation totaled $10.6 million of which $5.2 million was attributable to net unrealized appreciation on our bank debt/senior secured debt, $1.5 million was attributable to net unrealized appreciation on our subordinated debt/corporate notes/equity and $3.9 million in unrealized appreciation on our foreign currency contracts and translations.

Net Increase in Net Assets From Operations

For the three and six months ended September 30, 2005, the Company had a net increase in net assets resulting from operations of $31.0 million and $44.6 million, respectively, versus $5.8 million and $6.6 million, respectively, for the three and six months ended September 30, 2004. The net change in net assets from operations per share was $0.49 and $0.71, respectively, for the three and six months ended September 30, 2005 versus $0.09 and $0.11 per share for the three and six months ended September 30, 2004.

Financial Condition, Liquidity and Capital Resources

The Company’s liquidity and capital resources was generated primarily from cash flows from operations, including exits and prepayments of senior and subordinated loans and income earned from investments and cash equivalents (which normally comprise of U.S. government securities and other high-quality debt investments that mature in one year or less). The Company also funds its investments and operations through draw-downs of its senior secured, multi-currency, $800 million, five-year credit facility. At September 30, 2005, the Company has $289 million in borrowings outstanding and $511 million available for its use. In the future, the Company may raise additional equity capital through the filing of its shelf registration or may securitize a portion of its investments. The primary use of funds will be investments in portfolio companies and cash distributions to holders of common stock.

Dividends

Dividends paid to stockholders for the quarter totaled $27.0 million or $0.43 per share versus $2.79 million or $0.045 per share for the quarter ended September 30, 2004. For the period April 1, 2005 through September 30, 2005, dividends paid to stockholders totaled $46.4 million or $0.74 per share. Tax characteristics of all dividends will be reported to shareholders on Form 1099 after the end of the calendar year.

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

With respect to the dividends paid to shareholders, income from origination, closing, commitment and other upfront fees associated with investments in portfolio companies is treated as taxable income and accordingly, distributed to shareholders. For the period from April 8, 2004 (commencement of operations) through March 31, 2005, these fees totaled $4.5 million and for the period April 1, 2005 through September 30, 2005 these fees totaled $2.4 million.

Ite m 3.	Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating rates. We also have a significant portion of our loans with fixed rates. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the three and six month periods ended September 30, 2005, we did not engage in interest rate hedging activities.

On September 6, 2005, we entered into a forward foreign currency contract to hedge our exposure to the currency risk associated with our investment in WDAC Intermediate Corp. Accordingly, we sold 37,000,000 euro forward at a rate of 1.253 dollars per euro for settlement on December 8, 2005. Unrealized appreciation on this contract is represented on our statement of assets and liabilities as of September 30, 2005 and described further in footnote 7 to the financial statements.

Additionally, we currently have and may continue to have outstanding borrowings denominated in foreign currencies. These borrowings are primarily used to fund foreign investments. As a result of borrowing and subsequently investing in the same foreign currency denominated investments, we are able to effectively hedge our exposure to currency risk resulting from these foreign investments. Unrealized appreciation or depreciation on these borrowings is reflected in the outstanding liability for credit facility payable on our statement of assets and liabilities as of September 30, 2005 and described further in footnote 7 to the financial statements.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, Apollo Investment carried out an evaluation, under the supervision and with the participation of AIC’s management, including AIC’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of AIC’s disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that AIC’s current disclosure controls and procedures are effective in timely alerting them of material information relating to AIC that is required to be disclosed by AIC in the reports it files or submits under the Securities Exchange Act of 1934. There have been no changes in AIC’s internal control over financial reporting that occurred during the period July 1, 2005 through September 30, 2005 that have materially affected, or are reasonably likely to materially affect, AIC’s internal control over financial reporting.

PART II.    OTHER INFORMATION

It em 1.	Legal Proceedings

We are not a defendant in any material pending legal proceeding, and no such material proceedings are known to be contemplated.

I tem 2.	Changes in Securities and Use of Proceeds

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

We anticipate that substantially all of the net proceeds of an offering of securities will be used for the above purposes within three years, depending on the availability of appropriate investment opportunities consistent with our investment objective and market conditions. Our portfolio currently consists primarily of senior loans and mezzanine loans and related equity securities. Pending our investments, we plan to invest a portion of net proceeds in cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the date of investment and other general corporate purposes.

We did not repurchase any shares of our common stock during the quarter ended September 30, 2005.

Item 3.	Defaults Upon Senior Securities

Not Applicable

I tem 4.	Submission of Matters to a Vote of Security Holders

On October 12, 2005, Apollo Investment Corporation held its 2005 Annual Meeting of Stockholders in New York, N.Y. for the purpose of considering and voting upon the election of Directors. Votes were cast as follows:

Nominee	For	Withheld
Martin E. Frankin	51,294,625	4,911,124
Carl Spielvogel	54,227,375	1,978,374

Ite m 5.	Other Information

Not Applicable

I tem 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number		Description of Document

31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.2	*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

*	Submitted herewith

(b)	Reports on Form 8-K

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

On July 21, 2005, we filed a current report on Form 8-K, pursuant to Item 8.01 reporting the issuance of a press release announcing the scheduling the release of earnings for the first quarter of fiscal year 2006.

On August 3, 2005, we filed a current report on Form 8-K, pursuant to Item 9.01 reporting the issuance of a press release announcing financial results for the first quarter of fiscal year 2006.

On September 12, 2005, we filed a current report on Form 8-K, pursuant to Item 7.01 reporting the issuance of a press release announcing a second fiscal quarter dividend of $0.43 per share.

SIGNA TURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 3, 2005.

APOLLO INVESTMENT CORPORATION

By:	/S/ MICHAEL S. GROSS

Michael S. Gross President, Chief Executive Officer and Chairman of the Board

By:	/S/ RICHARD L. PETEKA

Richard L. Peteka Chief Financial Officer and Treasurer