Form 10-Q
period 2005-12-31
APOLLO INVESTMENT CORP
filed 2006-02-07
CIK 1278752

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended December 31, 2005

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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of December 31, 2005 was 63,547,969.

APOLLO INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2005

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “AIC”, “Fund”, “we”, “us” and “our” refer to Apollo Investment Corporation unless the context otherwise states.

Item 1. Financial Statements

APOLLO INVESTMENT CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share amounts)

	December 31, 2005 (unaudited)	March 31, 2005#
Assets
Investments, at fair value (cost - $1,336,073 and $821,232, respectively) (1)	$1,350,229	$838,482
Cash equivalents, at fair value (cost - $449,298 and $873,061, respectively)	449,298	873,056
Cash	4,897	5,208
Foreign currency, at value*	240	—
Interest receivable, at value*	21,670	14,805
Dividends receivable	58	—
Unrealized appreciation on forward foreign currency contract	—	978
Receivable from investments	387	—
Prepaid expenses and other assets	3,920	855

Total assets	$1,830,699	$1,733,384
Liabilities
Payable for investments and cash equivalents purchased	$487,110	$834,891
Credit facility payable, at value*	413,237	—
Unrealized depreciation on forward foreign currency contract (see note 7)	117	—
Management and performance-based incentive fees payable (see note 3)	11,559	4,492
Interest payable	1,791	—
Directors’ fees payable	—	125
Accrued administrative expenses	316	42
Other accrued expenses	1,105	948

Total liabilities	$915,235	$840,498
Net Assets
Common stock, par value $.001 per share, 400,000 and 100,000 common shares authorized, respectively, and 63,548 and 62,555 issued and outstanding, respectively	$64	$63
Paid-in capital in excess of par	897,438	878,838
Accumulated under (over) distributed net investment income (see note 2g)	(11,715)	(4,067)
Accumulated net realized gains (losses)	10,747	(145)
Net unrealized appreciation	18,930	18,197

Total Net Assets	$915,464	$892,886

Total liabilities and net assets	$1,830,699	$1,733,384

Net Asset Value Per Share	$14.41	$14.27

(1)	None of our portfolio companies are controlled by or affiliated to the Company as defined by the Investment Company Act of 1940.
*	Foreign currency at value includes net unrealized depreciation at December 31, 2005 and March 31, 2005 totaling $1 and $0 (in 000’s), respectively. Interest receivable at value includes net unrealized depreciation at December 31, 2005 and March 31, 2005 totaling $34 and $26 (in 000’s), respectively. Credit facility payable at value includes net unrealized appreciation at December 31, 2005 and March 31, 2005 totaling $4,972 and $0 (in 000’s), respectively (see note 7).
#	Certain amounts have been reclassified to conform to the current period’s presentation.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2005	2004#	2005	2004*#
INVESTMENT INCOME:
Interest	$37,425	$14,816	$97,753	$26,512
Dividends	58	—	3,542	—
Other Income	84	—	9,079	—

Total Investment Income	37,567	14,816	110,374	26,512

EXPENSES:
Management fees	$6,421	$4,475	$16,222	$12,886
Performance-based incentive fees	5,138	—	16,622	—
Interest and other credit facility expenses	4,205	—	6,980	—
Administrative services expense	359	112	1,074	560
Insurance expense	213	404	636	1,178
General and administrative expenses	707	717	2,379	1,994

Total expenses	17,043	5,708	43,913	16,618

Expense offset arrangement	(30)	0	(30)	0

Net expenses	17,013	5,708	43,883	16,618

Net investment income	$20,554	$9,108	$66,491	$9,894

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS AND FOREIGN CURRENCIES:
Net realized gain (loss):
Investments	$2,058	—	$5,568	$(1)
Foreign currency transactions	2,638	—	5,361	—
Cash equivalents	(35)	(120)	(37)	(120)

Net realized gains (losses)	4,661	(120)	10,892	(121)

Net change in unrealized gain (loss):
Investments	7,500	16,499	(3,093)	22,440
Cash equivalents	—	64	5	(13)
Foreign currency translations	831	(380)	3,821	(380)

Net change in unrealized gain (loss)	8,331	16,183	733	22,047

Net realized and unrealized gain (loss) on investments, cash equivalents and foreign currencies	12,992	16,063	11,625	21,926

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$33,546	$25,171	$78,116	$31,820

EARNINGS PER COMMON SHARE (see note 5)	$0.53	$0.41	$1.25	$0.51

*	Commencement of operations on April 8, 2004
#	Certain amounts have been reclassified to conform to the current period’s presentation.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in thousands, except shares)

	Nine Months Ended December 31, 2005	April 8, 2004* through March 31, 2005
Increase in net assets from operations:
Net investment income	$66,491	$25,453
Net realized gains	10,892	495
Net change in unrealized gain	733	18,197

Net increase in net assets resulting from operations	78,116	44,145

Dividends and distributions to shareholders:	(74,139)	(30,160)

Capital share transactions:
Proceeds from shares sold	—	871,875
Less offering costs of initial public offering	—	(1,722)
Reinvestment of dividends	18,601	8,747

Net increase in net assets from capital share transactions	18,601	878,900

Total increase in net assets:	22,578	892,885

Net assets at beginning of period	892,886	1

Net assets at end of period	$915,464	$892,886

Capital share activity
Shares sold	—	62,000,100
Shares issued from reinvestment of dividends	992,993	554,876

Net increase in capital share activity	992,993	62,554,976

*	Commencement of operations

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine months ended December 31, 2005	April 8, 2004* through December 31, 2004#
Cash Flows from Operating Activities:
Net Increase in Net Assets Resulting from Operations	$78,116	$31,820
Adjustments to reconcile net increase:
Purchase of investment securities	(866,187)	(728,725)
Proceeds from disposition of investment securities	356,886	25,222
Increase from forward foreign currency contracts	5,321	—
Increase in interest and dividends receivable	(6,930)	(6,586)
Increase in prepaid expenses and other assets	(3,065)	(381)
Increase in management and performance-based incentive fee payable	7,067	4,475
Increase in interest payable	1,791	—
Increase in accrued expenses	306	910
(Decrease) increase in payable for investments and cash equivalents purchased	(347,790)	649,304
Increase in receivables for securities sold	(388)	—
Net change in unrealized (appreciation)/depreciation on investments, cash equivalents, foreign currency translations and other assets and liabilities	(733)	(22,047)
Net realized (gain) loss on investments and cash equivalents	(10,892)	121

Net Cash (Used) Provided by Operating Activities	$(786,498)	$(45,887)

Cash Flows from Financing Activities:
Net proceeds from the issuance of common stock	—	$871,875
Offering costs from the issuance of common stock	—	(1,722)
Dividends paid in cash	(55,538)	(9,698)
Borrowings under credit facility	571,908	—
Repayments under credit facility	(153,700)	—

Net Cash Provided by Financing Activities	$362,670	$860,455

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(423,828)	$814,568

Effect of exchange rates on cash balances	(1)	—

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	878,264	1

CASH AND CASH EQUIVALENTS, END OF PERIOD	$454,435	$814,569

Non-cash financing activities consist of the reinvestment of dividends totaling $18,601 and $4,267, respectively (in thousands).

*	Commencement of operations
#	Certain amounts have been reclassified to conform to the current period’s presentation.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited)

December 31, 2005

(in thousands, except shares)

Portfolio Company (1)	Industry	Par Amount*	Cost	Fair Value (2)
Subordinated Debt/Corporate Notes – 88.4%
ALM Media Holdings, Inc., 13.00%, 3/15/13 ♦	Publishing	$17,649	$17,499	$17,649
AMH Holdings II, Inc., 13.625%, 12/1/14 ♦	Building Products	45,992	45,034	44,843
Anthony, Inc., 13.50%, 9/01/12 ♦	Manufacturing	9,670	9,544	9,670
API Heat Transfer, Inc., 13.75%, 12/31/12	Manufacturing	19,134	18,816	19,134
Brenntag Holding GmbH & Co. KG, E+900, 1/20/16	Chemicals	€15,000	17,766	17,901
Collect America, Ltd., 13.50%, 8/5/2012 ♦	Financial Services	36,320	35,619	36,320
Eurofresh, Inc., 0% / 14.50%, 1/15/14 ♦	Agriculture	26,504	15,074	15,000
Eurofresh, Inc., 11.50%, 1/15/13 ♦	Agriculture	50,000	50,000	50,250
European Directories (DH5) B.V., 15.735%, 7/1/16	Publishing	€1,857	2,228	2,249
European Directories (DH7) B.V., E+950, 7/1/15	Publishing	€14,179	17,297	17,321
Hanley Wood LLC, 12.25%, 8/1/2013 ♦	Media	60,000	59,419	60,000
Invista, 9.25%, 5/1/12 ♦	Chemicals	11,500	11,500	12,334
Language Line Holdings, Inc., 0% / 14.125%, 6/15/13	Business Services	27,678	17,815	13,424
Language Line Inc., 11.125%, 6/15/12	Business Services	27,081	26,765	25,185
Latham Manufacturing Corp., 14.00%, 6/30/11	Leisure Equipment	43,651	42,857	43,651
Lexicon Marketing (USA), Inc., 13.75%, 1/2/12	Direct Marketing	27,526	27,036	27,526
LVI Services, Inc., 13.25%, 11/16/12	Environmental	43,000	42,149	43,000
N.E.W. Customer Service Companies Inc., 14.00%, Convertible, 8/17/13	Consumer Services	8,320	8,320	9,761
NSP Holdings LLC, 11.75%, 1/1/2012 ♦	Manufacturing	25,589	25,069	25,845
Playpower Holdings Inc., 15.50%, 11/30/12 ♦	Leisure Equipment	70,560	70,560	70,560
Pro Mach Merger Sub, Inc., 13.75%, 6/15/12	Machinery	19,275	18,928	19,275
SCI Holdings, Inc., 13.00%, 11/15/13	Consumer Services	28,465	28,465	28,465
Sigmakalon Holdco B.V., E+1000, 12/31/2015	Chemicals	€45,000	54,664	53,881
Sirona Dental Services GmbH, E+950, 7/1/12	Healthcare	€21,824	26,152	26,660
Source Media Holdings Inc., 13.00%, 11/30/12 ♦	Publishing	18,240	17,893	18,240
T/Y Merger Corp., 14.75%, 2/26/10	Logistics	18,565	18,316	18,565
Travelex Global, GBP L+950, 10/30/2015	Financial Services	£13,172	24,223	23,292
Tumi Holdings, Inc., L+1100, 12/31/14	Consumer Products	13,011	13,011	13,271
WDAC Intermediate Corp., 13.75%, 6/1/15	Publishing	€37,613	49,992	45,492

Total Subordinated Debt/Corporate Notes			$812,011	$808,764

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

December 31, 2005

(in thousands, except shares)

Equity/Partnership Interests – 9.3%	Industry	Shares	Cost	Fair Value (2)
CA Holding, Inc.	Financial Services	25,000	$2,500	$2,617
DTPI Holdings, Inc.	Infrastructure	200,000	2,000	677
FSC Holdings Inc.	Media	10,000	10,000	10,000
Garden Fresh Restaurant Holding, LLC	Retail	50,000	5,000	5,000
GS Prysmian Co-Invest L.P. (4,5)	Industrial		24,928	36,748
Latham Acquisition Corp.**	Leisure Equipment	33,091	3,309	3,509
LM Acquisition Ltd. **	Direct Marketing	10,000	10,000	14,692
LVI Acquisition Corp.	Environmental	6,250	625	625
LVI Acquisition Corp, 14.00% Preferred	Environmental	1,875	1,875	1,875
N.E.W. Customer Service Companies, Inc.	Consumer Services	1,105,961	3,415	5,298
Pro Mach Co-investment, LLC**	Machinery	150,000	1,500	1,500
Sorenson Communications Holdings, LLC Class A	Consumer Services	570,120	57	57
Sorenson Communications Holdings, LLC Class B, 10.00% Preferred	Consumer Services	1,943	1,943	1,943
T/Y Merger Corp.**	Logistics	250,000	2,500	780

Total Equity and Partnership Interests			$69,652	$85,321

Bank Debt/Senior Secured Loans (3) – 49.8%		Par Amount*
1st Lien Bank Debt/Senior Secured Loans – 7.1%
Alliance Mortgage Investments, Inc., 6/1/10	Consumer Finance	$36,562	$36,564	$36,562
Cygnus Business Media, Inc., 7/13/09	Media	13,450	13,401	13,383
Healthy Directions, LLC, 8/31/10	Vitamins, Supplements	14,963	14,893	14,963

Total 1st Lien Bank Debt/Senior Secured Loans			$64,858	$64,908

2nd Lien Bank Debt/Senior Secured Loans – 42.7%
ALM Media Holdings, Inc., 3/7/11	Publishing	$27,750	$27,750	$27,750
American Asphalt & Grading Co., 7/1/11	Infrastructure	26,500	26,500	26,367
American Safety Razor, 9/21/12	Consumer Products	13,500	13,500	13,601
Anthony International, 9/1/11	Manufacturing	13,000	12,890	13,000
Brenntag Holding GmbH & Co. KG, 1/20/16	Chemicals	20,000	20,000	20,525
C.H.I. Overhead Doors, Inc., 10/22/11	Building Products	10,000	9,956	10,113

See notes to financial statements

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

December 31, 2005

(in thousands, except shares)

	Industry	Par Amount*	Cost	Fair Value (2)
2nd Lien Bank Debt/Senior Secured Loans – cont’d.
Clean Earth, Inc., 10/14/11	Environmental	$25,000	$24,969	$25,312
Cygnus Business Media, Inc., 1/13/10	Media	10,000	9,924	9,950
Diam International, 7/1/12	Consumer Products	20,000	20,000	18,200
Dr. Leonard’s Healthcare Corp., 7/31/12	Direct Marketing	22,000	22,000	22,055
Garden Fresh Restaurant Corp., 12/22/11	Retail	25,000	24,751	25,000
Healthy Directions, LLC, 8/31/11	Vitamins, Supplements	14,963	14,963	15,037
Natural Products Group LLC, 8/16/2012	Direct Marketing	25,000	24,734	25,063
NES Rentals Holdings Inc., 8/17/10	Equipment Rental	24,688	24,688	25,120
N.E.W. Customer Service Companies, 7/1/12	Consumer Services	50,000	50,000	50,875
Sigmakalon Holdco B.V., 6/30/2015	Chemicals	€10,000	12,148	11,667
Sorenson Communications, Inc., 11/15/12	Consumer Services	17,000	17,000	17,398
Survey Sampling International, LLC, 5/7/12	Market Research	7,500	7,482	7,561
Tumi Holdings, Inc., 6/30/14	Consumer Products	3,000	3,000	3,030
United Site Services, Inc., 6/30/10	Environmental	13,462	13,297	13,462
Wyle Laboratories, Inc., 7/28/11	Aerospace/Defense	10,000	10,000	10,150

Total 2nd Lien Bank Debt/Senior Secured Loans			$389,552	$391,236

Total Bank Debt/Senior Secured Loans			$454,410	$456,144

Total Investments			$1,336,073	$1,350,229

Cash Equivalents – 49.1%
U.S. Cash Management Bill, 4.16%, 1/17/06	Government	450,000	$449,298	$449,298

Total Investments & Cash Equivalents —196.6%			$1,785,371	$1,799,527

Liabilities in excess of other assets – (96.6%)				(884,063)

Net Assets – 100.0%				$915,464

(1)	None of our portfolio companies is controlled or affiliated as defined by the Investment Company Act of 1940.
(2)	Fair value is determined by or under the direction of the Board of Directors of the Company (see Note 2).
(3)	Represent floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the LIBOR (London Inter-bank Offer Rate), EURIBOR (Euro Inter-bank Offered Rate), GBP Libor (London Interbank Offer Rate for British Pounds), or the Prime Rate.
(4)	Denominated in Euro (€)
(5)	The Company is the sole Limited Partner in GS Prysmian Co-Invest L.P.
♦	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
*	Denominated in USD unless otherwise noted
**	Non-income producing security.

See notes to financial statements

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

December 31, 2005

Industry Classification	Percentage
Publishing	9.5%
Leisure Equipment	8.7%
Chemicals	8.6%
Consumer Services	8.4%
Media	6.9%
Direct Marketing	6.6%
Environmental	6.3%
Manufacturing	5.0%
Agriculture	4.8%
Financial Services	4.6%
Building Products	4.1%
Consumer Products	3.6%
Business Services	2.9%
Industrial	2.7%
Consumer Finance	2.7%
Retail	2.2%
Vitamins, Supplements	2.2%
Infrastructure	2.0%
Healthcare	2.0%
Equipment Rental	1.9%
Machinery	1.5%
Logistics	1.4%
Aerospace/Defense	0.8%
Market Research	0.6%

Total	100.0%

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

Interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 or 10 of Regulation S-X, as appropriate. Accordingly, certain disclosures accompanying financial statements prepared in accordance with GAAP are omitted. In accordance with Article 6-09 of Regulation S-X under the Exchange Act, we are providing a Statement of Changes in Net Assets in lieu of a Statement of Changes in Stockholders' Equity. In addition, certain prior period amounts have been reclassified to conform with the current period presentation. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim period, have been included.

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

(c)	Investments purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates value;
(d)	Gains or losses on the sale of investments are calculated by using the specific identification method;
(e)	Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as interest income;
(f)	The Company intends to comply with the applicable provisions of the Internal Revenue Code of 1986, as amended, pertaining to regulated investment companies to make distributions of taxable income sufficient to relieve it from substantially all Federal income and excise taxes;
(g)	In accordance with Statement of Position 93-2 Determination, Disclosure, and Financial Statement Presentation of Income, Capital Gain, and Return of Capital Distributions by Investment Companies, book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from accounting principles generally accepted in the United States of America;
(h)	Dividends and distributions to common stockholders are recorded as of record date. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually.
(i)	The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. The Company’s investments in foreign securities may involve certain risks such as foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments and therefore the earnings of the Company.
(j)	The Company may enter into forward exchange contracts in order to hedge against foreign currency risk. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled.
(k)	The Company records origination expenses related to its multi-currency credit facility as prepaid assets. These expenses are deferred and amortized using the straight-line method over the stated life of the facility and in accordance with FAS 91.
(l)	The Company records registration expenses related to Shelf filings as prepaid assets. These expenses will be charged as a reduction of capital upon utilization, in accordance with Section 8.24 of the AICPA Audit and Accounting Guide for Investment Companies.

Apollo Investment Corporation

Notes to Financial Statements (unaudited) (continued)

(in thousands except share and per share amounts)

Note 3. Agreements

Apollo Investment has an Investment Advisory and Management Agreement with the Investment Adviser, Apollo Investment Management, L.P., under which the Investment Adviser, subject to the overall supervision of Apollo Investment’s Board of Directors, will manage the day-to-day operations of, and provide investment advisory services to, Apollo Investment. For providing these services, the Investment Adviser receives a fee from Apollo Investment, consisting of two components—a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.00% of Apollo Investment’s gross assets. The incentive fee has two parts, as follows: one part is calculated and payable quarterly in arrears based on Apollo Investment’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus Apollo Investment’s operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income does not include any realized capital gains computed net of all realized capital losses and unrealized capital depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of Apollo Investment’s net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7% annualized). Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 2% base management fee. Apollo Investment pays the Investment Adviser an incentive fee with respect to Apollo Investment’s pre-incentive fee net investment income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which Apollo Investment’s pre-incentive fee net investment income does not exceed the hurdle rate; (2) 100% of Apollo Investment’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter; and (3) 20% of the amount of Apollo Investment’s pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are appropriately pro rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Management Agreement, as of the termination date), commencing on December 31, 2004, and will equal 20.0% of Apollo Investment’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the advisor.

For the three and nine month periods ended December 31, 2005, the Investment Adviser received $6,421 and $16,222, respectively, in base investment advisory and management fees and $5,138 and $16,622, respectively, in performance-based net investment income incentive fees from Apollo Investment.

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

For the three and nine month periods ended December 31, 2005, the Administrator was reimbursed $298 and $757, respectively, from Apollo Investment on the $359 and $1,074, respectively, of expenses accrued under the Administration Agreement.

On April 14, 2005, Apollo Investment entered into an $800 million Senior Secured Revolving Credit Agreement (the “Credit Agreement”), among Apollo Investment, the lenders party thereto and JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent for the lenders. On December 29, 2005, the Credit Agreement was expanded to $900 million of commitments. From time to time, certain of the lenders provide customary commercial and investment banking services to affiliates of Apollo Investment. JPMorgan also serves as custodian and fund accounting agent for Apollo Investment.

Apollo Investment Corporation

Notes To Financial Statements (unaudited) (continued)

(in thousands except share and per share amounts)

Note 4. Net Asset Value Per Share

At December 31, 2005, the Company's total net assets and net asset value per share were $915,464 and $14.41, respectively.

Note 5. Earnings Per Share

The following information sets forth the computation of basic and diluted per share net investment income and net increase in net assets resulting from operations for the three and nine month periods ended December 31, 2005 and 2004, respectively:

	Three months ended December 31, 2005	Three months ended December 31, 2004	Nine months ended December 31, 2005	April 8, 2004* through December 31, 2004
Numerator for net investment income per share:	$20,554	$9,108	$66,491	$9,894
Numerator for increase in net assets per share:	$33,546	$25,171	$78,116	$31,820
Denominator for basic and diluted weighted average shares:	63,093,222	62,082,041	62,809,381	62,028,229
Basic and diluted net investment income per share:	$0.33	$0.15	$1.06	$0.16
Basic and diluted net increase in net assets per share resulting from operations:	$0.53	$0.41	$1.25	$0.51

*	Commencement of Operations

Note 6. Investments

As of December 31, 2005 and December 31, 2004, respectively, investments and cash equivalents consisted of the following:

	December 31, 2005		December 31, 2004
	Cost	Fair Value	Cost	Fair Value
Subordinated Debt/Corporate Notes	$812,011	$808,764	$397,268	$415,829
Equity/Partnership Interests	69,652	85,321	20,404	20,695
Bank Debt/Senior Secured Debt	454,410	456,144	285,831	289,419
Cash Equivalents	449,298	449,298	810,757	810,744

Totals	$1,785,371	$1,799,527	$1,514,260	$1,536,687

Note 7. Foreign Currency Transactions and Translations

At December 31, 2005, the Company had an open foreign currency contract to sell euro forward and bears the market risk that arises from changes in foreign currency exchange rates. Unrealized depreciation on the contract is reflected in the accompanying financial statements as follows:

Foreign Currency	Local Currency	Cost	Market Value	Settlement Date	Unrealized Depreciation
To Sell: Euro	€38,250	$45,304	$45,421	03/08/06	$117

Apollo Investment Corporation

Notes To Financial Statements (unaudited) (continued)

(in thousands except share and per share amounts)

At December 31, 2005, the Company had outstanding non-US borrowings on its $900 million multicurrency revolving credit facility denominated in both euro and pounds sterling. Unrealized appreciation on these outstanding borrowings is indicated in the table below:

Foreign Currency	Currency	Cost	Value	Date	Appreciation
Euro	€10,090	$12,489	$11,981	1/11/2006	$508
Euro	€25,061	30,246	29,760	1/23/2006	486
Euro	€20,022	24,888	23,775	3/6/2006	1,113
Pounds Sterling	£13,000	23,917	22,318	3/7/2006	1,599
Euro	€55,525	67,167	65,934	3/20/2006	1,233
Euro	€2,500	3,001	2,968	6/16/2006	33

		$161,708	$156,736		$4,972

Note 8. Expense Offset Arrangement

The company benefits from an expense offset arrangement with JPMorgan Chase Bank, N.A. (“custodian bank”) whereby the company earns credits on any uninvested US dollar cash balances held by the custodian bank. These credits are applied by the custodian bank as a reduction of the monthly custody fees charged to the company. The total amount of credits earned during the nine months ended December 31, 2005 is $30.

Note 9. Cash Equivalents

Pending investment in longer-term portfolio holdings, Apollo Investment makes temporary investments in U.S. Treasury bills (of varying maturities) and repurchase agreements as outlined in our prospectus. These temporary investments are deemed cash equivalents by us and are included in our Schedule of Investments. At the end of each fiscal quarter, the Company typically takes proactive steps to prospectively preserve investment flexibility in the next quarter which is assessed against the Company’s total assets at its most recent quarter end. The Company can accomplish this in many ways including its current practice of purchasing U.S. Treasury bills and closing out its position on a net cash basis subsequent to quarter end. The Company may also utilize repurchase agreements or other balance sheet transactions as it deems appropriate for this purpose and these amounts are excluded from total assets for purposes of computing the asset base upon which the management fee is determined. U.S. Treasury bills with maturities of greater than 60 days from the time of purchase are marked-to-market as per our valuation policy. U.S. Treasury bills settle “regular way” on trade date plus one.

Note 10. Repurchase Agreements

The Company enters into repurchase agreements as part of its investment program. The Company's custodian takes possession of collateral pledged by the counterparty. The collateral is marked-to-market daily to ensure that the value, plus accrued interest, is at least equal to the repurchase price. In the event of default of the obligor to repurchase, the Company has the right to liquidate the collateral and apply the proceeds in satisfaction of the obligation. Under certain circumstances, in the event of default or bankruptcy by the counterparty to the agreement, realization and/or retention of the collateral or proceeds may be subject to legal proceedings. There were no repurchase agreements outstanding at December 31, 2005.

Apollo Investment Corporation

Notes To Financial Statements (unaudited) (continued)

(in thousands except share and per share amounts)

Note 11. Financial Highlights

The following is a schedule of financial highlights for the nine months ended December 31, 2005 and the period April 8, 2004 (commencement of operations) through March 31, 2005:

	Nine Months Ended December 31, 2005	April 8, 2004* through March 31, 2005
Per Share Data:
Net asset value, beginning of period	$14.27	$14.06

Net investment income	1.06	0.41
Net realized and unrealized gain	0.19	0.31

Net increase in net assets resulting from operations	1.25	0.72
Dividends to shareholders (1)	(1.18)	(0.48)
Effect of anti-dilution	0.07	—
Costs related to the initial public offering	—	(0.03)

Net asset value at end of period	$14.41	$14.27

Per share market value at end of period	$17.93	$16.78
Total return (2)	13.70%	15.32%
Shares outstanding at end of period	63,547,969	62,554,976

Ratio/Supplemental Data:
Net assets at end of period (in millions)	$915.5	$892.9

Ratio of net investment income to average net assets	7.43%	2.96	%(3)

Ratio of operating expenses to average net assets**	4.13%	2.60	%(3)
Ratio of credit facility related expenses to average net assets	0.78%	—

Ratio of total expenses to average net assets	4.91%	2.60	%(3)

Average debt outstanding***	$261,754	$0
Average debt per share***	$4.16	$0
Portfolio turnover ratio	34.1%	14.7%

(1)	Dividends and distributions are determined in accordance with income tax regulations which may differ from amounts determined under accounting principles generally accepted in the United States of America.
(2)	Total return is based on the change in market price per share during the respective periods. It also takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan. Total return is not annualized.
(3)	Annualized for the period April 8, 2004 through March 31, 2005.
*	Commencement of operations
**	The ratio of net operating expenses to average net assets and the ratio of total net expenses to average net assets is 4.12% and 4.90%, respectively, inclusive of the expense offset arrangement (see Note 8).
***	Average debt outstanding and per share is calculated from July 8, 2005 (the date of the Company’s first borrowing from its revolving credit facility) through December 31, 2005, and average debt per share is calculated as average debt outstanding divided by the average shares outstanding during the period (in 000’s).

Apollo Investment Corporation

Notes To Financial Statements (unaudited) (continued)

(in thousands except share and per share/unit amounts)

Information about our senior securities is shown in the following table as of each fiscal year ended March 31 since the Company commenced operations, unless otherwise noted. The "—" indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2006 (as of December 31, 2005)	$413,237	$3,215	$—	N/A
Fiscal 2005	$0	$0	$—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented (in 000’s).
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, as senior securities are not registered for public trading.

Note 12. Credit Agreement and Borrowings

At December 31, 2005 and under the terms of the Credit Agreement, the lenders agree to extend credit to Apollo Investment in an aggregate principal or face amount not exceeding $900 million at any one time outstanding. The Credit Agreement is a five-year revolving facility (with a stated maturity date of April 14, 2010) and is secured by substantially all of the assets in Apollo Investment’s portfolio, including cash and cash equivalents. Pricing is set at 100 basis points over LIBOR. The Credit Agreement contains affirmative and restrictive covenants, including: (a) periodic financial reporting requirements, (b) maintaining minimum shareholders’ equity of the greater of (i) 40% of the total assets of Apollo Investment and its subsidiaries as at the last day of any fiscal quarter and (ii) the sum of (A) $300 million plus (B) 25% of the net proceeds from the sale of equity interests in Apollo Investment after the closing date of the Credit Agreement, (c) maintaining a ratio of total assets (less total liabilities) to total indebtedness, in each case of Apollo Investment and its subsidiaries, of not less than 2.0:1.0, (d) maintaining minimum liquidity, (e) limitations on the incurrence of additional indebtedness, (f) limitations on liens, (g) limitations on investments (other than in the ordinary course of Apollo Investment’s business), (h) limitations on mergers and disposition of assets (other than in the normal course of Apollo Investment’s business activities) and (i) limitations on the creation or existence of agreements that prohibit liens on properties of Apollo Investment’s subsidiaries. In addition to the asset coverage ratio described in clause (c) of the preceding sentence, borrowings under the Credit Agreement (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in Apollo Investment’s portfolio. The Credit Agreement currently provides for the ability of Apollo Investment to seek additional commitments from lenders in an aggregate amount of up to $300 million. The Credit Agreement is used to supplement Apollo Investment’s equity capital to make additional portfolio investments and for other general corporate purposes.

At December 31, 2005, the Company had $413,237 (at value) drawn on its $900,000 revolving credit facility. The weighted average annual interest cost for the nine months ended December 31, 2005 was 4.35%, exclusive of 0.20% for commitment fees and for other prepaid expenses related to establishing the credit facility.

The average debt outstanding on the credit facility was $261,754 for the period that borrowings were outstanding from July 8, 2005 through December 31, 2005. The maximum amount borrowed during this period was $413,237. The remaining amount available under the facility was $486,763 at December 31, 2005.

At December 31, 2005, the Company was in compliance with all financial and operational covenants required by the Credit Agreement.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Apollo Investment Corporation

We have reviewed the accompanying statement of assets and liabilities of Apollo Investment Corporation (the “Company”) as of December 31, 2005, including the schedule of investments, the related statements of operations for each of the three-month and nine-month periods ended December 31, 2005, the three-month period ended December 31, 2004 and for the period April 8, 2004 through December 31, 2004 and the statements of cash flows and of changes in net assets for the nine-month period ended December 31, 2005 and for the period April 8, 2004 through December 31, 2004. These interim financial statements are the responsibility of the Company’s management.

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

February 6, 2006

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

Portfolio and Investment Activity

After two active investment quarters, we entered our third fiscal quarter well positioned with a quality portfolio and significant debt capital available for investment. Due to our robust deal sourcing network and our consistent and credible capital, we are pleased to report that we found significant opportunities to invest in larger middle market companies with strong management teams generating high free cash flow. Accordingly, and during the quarter ended December 31, 2005, we invested $257.3 million across five new and two existing portfolio companies. All investments were in our targeted asset classes with $161.0 million invested in subordinated debt, $86.8 million invested in second lien bank debt and $9.5 million invested in private equity. For the fiscal year-to-date period April 1, 2005 through December 31, 2005, we invested $840.9 million across 20 new and 9 existing portfolio companies.

Also during the quarter we were able to further rationalize our portfolio by selectively exiting $26.7 million of our positions in lower-yielding senior bank debt and corporate notes. We also saw well-performing portfolio companies pre-pay $75.9 million of their debt. For the quarter and nine months ended December 31, 2005, we had proceeds from exits and prepayments totaling $102.6 million and $361.3 million, respectively. Of the $361.3 million of total fiscal year exits and prepayments, $216.7 million were planned exits of senior loans and lower yielding corporate notes. The remaining $144.6 million were pre-payments by eight successful companies.

We continued utilizing our $900 million, multi-currency credit facility this quarter and had $413 million drawn and outstanding at December 31 with $487 million available. Our net portfolio reached $1.35 billion and was invested 59.9% in subordinated debt, 6.3% in private equity and 33.8% in senior secured loans. A year earlier at December 31, 2004, our net portfolio of $887.2 million was invested 46.9% in subordinated debt, 32.6% senior secured loans, 2.3% in private equity and 18.2% in cash equivalents.

At December 31, 2005, the weighted average yield on our debt portfolio was up to 12.6% versus 12.2% at September 30, 2005 and 10.9% at December 31, 2004. The weighted average yield on our subordinated debt was 13.4% at December 31, 2005 versus 13.4% at September 30, 2005 and 13.8% at December 31, 2004. Our total bank debt/senior secured loan portfolio yielded 11.3% at December 31, 2005 versus 10.4% at September 30, 2005 and 7.6% at December 31, 2004. Yields are computed using interest rates as of the balance sheet date and include amortization of loan origination and commitment fees, original issue discount and market premium or discount, weighted by their respective costs when averaged.

Bank debt/senior secured debt and European mezzanine loans typically accrue interest at variable rates determined on the basis of a benchmark LIBOR, EURIBOR or prime rate with stated maturities at origination that range from 5 to 10 years. While subordinated debt issued within the United States will typically accrue interest at fixed rates, some of these investments may include zero coupon, PIK and/or step bonds that accrue income on a constant yield to call or maturity basis. At December 31, 2005, 52% or $656.4 million of our debt portfolio is fixed rate debt and 48% or $608.5 million is floating rate debt.

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

In August 2004, our board of directors approved an amendment to our investment policy to eliminate the 5% limitation on investments on foreign securities. As such, these investments are included in our 30% "non-qualifying assets" bucket.

Results of Operations

Results comparisons are for the three and nine months ended December 2005 and 2004.

Investment Income

Gross investment income totaled $37.6 million and $110.4 million, respectively, for the three and nine months ended December 31, 2005 compared to $14.8 million and $26.5 million, respectively, for the three and nine months ended December 31, 2004. The increases in gross investment income were primarily due to the growth of our investment portfolio compared to the December 2004 comparative periods.

Expenses

Expenses totaled $17.0 million and $43.9 million, respectively, for the three and nine months ended December 31, 2005 of which $5.1 million and $16.6 million, respectively, were performance-based incentive fees and $4.2 million and $7.0 million, respectively, were interest and other credit facility expenses. Expenses net of performance-based incentive fees and interest and other credit facility expenses for the three and nine months ended December 31, 2005 were $7.7 million and $20.3 million, respectively, versus the $5.7 million and $16.6 million, respectively, for the three and nine months ended December 31, 2004. Expenses consist of base investment advisory and management fees, insurance expenses, administrative services fees, professional fees, directors’ fees, audit and tax services expenses, and other general and administrative expenses. The increase in expenses was primarily due to the increase in base management fees related to the growth of our investment portfolio as compared to the December 2004 comparative periods.

Net Investment Income

The Company’s net investment income totaled $20.6 million and $66.5 million or $0.33 per share and $1.06 per share, respectively, for the three and nine months ended December 31, 2005 versus $9.1 million and $9.9 million or $0.15 per share and $0.16 per share, respectively, for the three and nine months ended December 31, 2004.

Net Realized Gains/Losses

The Company had exits and prepayments totaling $102.6 million and $361.3 million, respectively, for the three and nine months ended December 31, 2005 versus $25.3 million and $25.8 million, respectively, for the three and nine months ended December 31, 2004. Net realized gains on investments totaled $2.1 million and $5.6 million, respectively, for the three and nine months ended December 31, 2005, versus $0.0 million for the three and nine months ended December 31, 2004. The Company also had net realized gains on its foreign currency transactions of $2.6 million and $5.4 million, respectively, during the three and nine months ended December 31, 2005 versus $0.0 million for both the three and nine month periods ended December 31, 2004. Total net realized gains for the three and nine months ended December 31, 2005 were $4.7 million and $10.9 million, respectively, versus a loss of $0.1 million for both the three and nine months ended December 31, 2004.

Net Unrealized Appreciation on Investments and Foreign Currency Contracts and Translations

For the three and nine months ended December 31, 2005, the Company’s investments, foreign currencies and other assets and liabilities had a net increase in appreciation of $8.3 million and $0.7 million, respectively. This compared to an increase in net appreciation of $16.2 million and $22.0 million, respectively, on the portfolio for the three and nine months ended December 31, 2004. At December 31, 2005, net unrealized appreciation totaled $18.9 million of which $2.0 million was attributable to net unrealized appreciation on our bank debt/senior secured debt and $16.9 million was attributable to net unrealized appreciation on our subordinated debt and private equity (after considering the effects of foreign currency hedging for our non-U.S. investments).

Net Increase in Net Assets From Operations

For the three and nine months ended December 31, 2005, the Company had a net increase in net assets resulting from operations of $33.5 million and $78.1 million, respectively, versus $25.2 million and $31.8 million, respectively, for the three and nine months ended December 31, 2004. The net change in net assets from operations per share was $0.53 and $1.25, respectively, for the three and nine months ended December 31, 2005 versus $0.41 and $0.51 per share for the three and nine months ended December 31, 2004.

Financial Condition, Liquidity and Capital Resources

The Company’s liquidity and capital resources are generated primarily through its senior secured, multi-currency, $900 million, five-year credit facility as well as from cash flows from operations, including exits and prepayments of senior and subordinated loans and income earned from investments and cash equivalents (which normally comprise of U.S. government securities and other high-quality debt investments that mature in one year or less). At December 31, 2005, the Company has $413 million in borrowings outstanding and $487 million available for its use. In the future, the Company may raise additional equity capital through the filing of its shelf registration or may securitize a portion of its investments. It may also further access $300 million of additional credit commitments available under the terms of its credit facility as the Company’s equity capital base grows. The primary use of funds will be investments in portfolio companies and cash distributions to holders of common stock.

Dividends

Dividends paid to stockholders for the quarter totaled $27.8 million or $0.44 per share versus $11.2 million or $0.18 per share for the quarter ended December 31, 2004. For the period April 1, 2005 through December 31, 2005, dividends paid to stockholders totaled $74.1 million or $1.18 per share. Tax characteristics of all dividends will be reported to shareholders on Form 1099 after the end of the calendar year.

We have elected to be taxed as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986. In order to maintain our status as a regulated investment company, we are required to (1) distribute at least 90% of our investment company taxable income and (2) distribute at least 98% of our income (both ordinary income and net capital gains) to avoid an excise tax. We intend to make distributions to our stockholders on a quarterly basis of substantially all of our taxable net income. We also intend to make distributions of net realized capital gains, if any, at least annually.

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

With respect to the dividends paid to shareholders, income from origination, closing, commitment and other upfront fees associated with investments in portfolio companies is treated as taxable income and accordingly, distributed to shareholders. For the period from April 1, 2005 through December 31, 2005 these fees totaled $3.4 million. For the fiscal year ended March 31, 2005, these fees totaled $4.5 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the investments in our debt portfolio have floating rates. We also have a significant portion of our investments with fixed rates. At December 31, 2005, 52% or $656.4 million of our debt portfolio is fixed rate debt and 48% or $608.5 million is floating rate debt.

As appropriate, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the three and nine month periods ended December 31, 2005, we did not engage in interest rate hedging activities.

On December 8, 2005, we entered into a forward foreign currency contract to hedge our exposure to the currency risk associated with our investment in WDAC Intermediate Corp. Accordingly, we sold 38,250,000 euro forward at a rate of 1.184 dollars per euro for settlement on March 8, 2006. Unrealized depreciation on this contract is represented on our statement of assets and liabilities as of December 31, 2005 and described further in footnote 7 to the financial statements.

Additionally, we currently have and may continue to have outstanding borrowings denominated in foreign currencies. These borrowings are primarily used to fund foreign investments. As a result of borrowing and subsequently investing in the same foreign currency denominated investments, we are able to effectively hedge our exposure to currency risk resulting from these foreign investments. Unrealized appreciation on these borrowings is reflected in the value of the outstanding liability for credit facility payable on our statement of assets and liabilities as of December 31, 2005 and described further in footnote 7 to the financial statements.

Item 4. Controls and Procedures

As of the end of the period covered by this report, Apollo Investment carried out an evaluation, under the supervision and with the participation of AIC’s management, including AIC’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of AIC’s disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that AIC’s current disclosure controls and procedures are effective in timely alerting them of material information relating to AIC that is required to be disclosed by AIC in the reports it files or submits under the Securities Exchange Act of 1934. There have been no changes in AIC’s internal control over financial reporting that occurred during the period October 1, 2005 through December 31, 2005 that have materially affected, or are reasonably likely to materially affect, AIC’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not a defendant in any material pending legal proceeding, and no such material proceedings are known to be contemplated.

Item 2. Changes in Securities and Use of Proceeds

We intend to use the net proceeds from selling securities pursuant to our registration statement filed on Form N-2 effective June 24, 2005 for general corporate purposes, which includes investing in portfolio companies in accordance with our investment objective and strategies and, pending such investments, reducing our debt outstanding and/or investing in cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the date of investment and other general corporate purposes. Supplements to the registration statement that relate to an offering will more fully identify the use of the proceeds from such offering.

We anticipate that substantially all of the net proceeds of an offering of securities will be used for the above purposes depending on our level of outstanding debt and the availability of appropriate investment opportunities consistent with our investment objective and market conditions. Our portfolio currently consists primarily of mezzanine and senior loans and equity securities. Pending our investments, we may invest a portion of the net proceeds in cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the date of investment and other general corporate purposes.

We did not repurchase any shares of our common stock during the quarter ended December 31, 2005.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

On October 12, 2005, Apollo Investment Corporation held its 2005 Annual Meeting of Stockholders in New York, N.Y. for the purpose of considering and voting upon the election of Directors. Votes were cast as follows:

Nominee	For	Withheld
Martin E. Franklin	51,294,625	4,911,124
Carl Spielvogel	54,227,375	1,978,374

Item 5. Other Information

The Company’s 2006 Annual Meeting of Stockholders will be August 3, 2006. If a stockholder desires to have a stockholder proposal (including Director nominations) included in the Company's proxy materials and form of proxy, or otherwise have a proposal considered at the meeting, written notice of the proposal must be received by the Company's Secretary at the principal executive office of the Company no earlier than March 6, 2006 and no later than 5 p.m., Eastern time on April 5, 2006. Stockholder proposals must comply with applicable requirements of the SEC and the Company's bylaws and Nominating and Corporate Governance Committee charter (as filed by the Company with the SEC and available to the public at www.sec.gov). Stockholder proposals not timely received and not complying with applicable requirements will be excluded from the proxy materials and consideration at the meeting.

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

On July 21, 2005, we filed a current report on Form 8-K, pursuant to Item 8.01 reporting the issuance of a press release announcing the scheduling of the release of earnings for the first quarter of fiscal year 2006.

On August 3, 2005, we filed a current report on Form 8-K, pursuant to Item 9.01 reporting the issuance of a press release announcing financial results for the first quarter of fiscal year 2006.

On September 12, 2005, we filed a current report on Form 8-K, pursuant to Item 7.01 reporting the issuance of a press release announcing a second fiscal quarter dividend of $0.43 per share.

On October 12, 2005, we filed a current report on Form 8-K, pursuant to Item 8.01 reporting the issuance of a press release announcing the scheduling of the release of financial results for the second quarter of fiscal year 2006.

On November 3, 2005, we filed a current report on Form 8-K, pursuant to Item 9.01 reporting the issuance of a press release announcing the financial results for the second quarter of fiscal year 2006.

On December 12, 2005, we filed a current report on Form 8-K, pursuant to Item 7.01 reporting the issuance of a press release announcing a third fiscal quarter dividend of $0.44 per share.

On December 30, 2005, we filed a current report on Form 8-K, pursuant to Item 1.01 reporting the expansion of the senior secured credit agreement entered into on April 14, 2005 from $800 million to $900 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 7, 2006.

APOLLO INVESTMENT CORPORATION

By:	/s/ Michael S. Gross
Michael S. Gross
President, Chief Executive Officer and Chairman of the Board

By:	/s/ Richard L. Peteka
Richard L. Peteka
Chief Financial Officer and Treasurer