Form 10-K
period 2006-03-31
APOLLO INVESTMENT CORP
filed 2006-06-12
CIK 1278752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2006

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

Title of each class

Common Stock, par value

$0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒                    Accelerated filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the Registrant on September 30, 2005 based on the closing price on that date of $19.80 on the NASDAQ National Market was $1,227,173,328. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 81,191,954 shares of the Registrant’s common stock outstanding as of June 2, 2006.

APOLLO INVESTMENT CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2006

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

Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We intend to invest primarily in middle-market companies in the form of mezzanine and senior secured loans, as well as by making direct equity investments in such companies. From time to time, we may also invest in public companies whose securities are thinly traded.

On April 8, 2004, Apollo Investment closed its initial public offering and sold 62,000,000 shares of its common stock at a price of $15.00 per share, less an underwriting discount and commissions totaling $0.9375 per share. We commenced operations on April 8, 2004, receiving $870 million in total net proceeds from the offering. On March 22, 2006, the Company closed on its second public offering and sold 17,250,000 shares of its common stock at a price of $17.85 per share, less an underwriting discount and commissions totaling $0.80325 per share, receiving $294 million in total net proceeds from the offering.

In April 2005 and shortly after the Company’s first fiscal year, we closed on an $800,000,000, multi-currency, five year, senior secured credit facility (the “Facility”) with a group of banks. In December 2005, we increased commitments under the facility to $900,000,000 among existing and new lenders. Furthermore, in March 2006, we amended and restated the Facility to increase total commitments to $1,250,000,000 and extend the maturity an additional year. The interest rate applicable to borrowings under the Facility remains at LIBOR plus 100 basis points. We are permitted as a business development company to issue senior securities only in amounts such that our asset coverage equals at least 200% after each issuance of senior securities. As of March 31, 2006, we have $324 million drawn and outstanding on our $1.25 billion credit facility with $926 million available to us. We expect that our substantial debt capital resources will provide us with the flexibility to take advantage of market opportunities when they arise.

During our second fiscal year ended March 31, 2006, we invested $1.1 billion across 26 new and 10 existing portfolio companies. This compares to investing $894.3 million in 37 portfolio companies for the previous fiscal year ended March 31, 2005. Investments sold or prepaid during the fiscal year ended March 31, 2006 totaled $452.3 million versus $71.7 million for the fiscal year ended March 31, 2005. Of the $452.3 million in net proceeds realized during fiscal 2006, $307.6 million were investment sales of senior loans and lower yielding corporate notes as we executed our second year plan of rationalizing our portfolio. The remaining $144.7 million were pre-payments by some of our more successful portfolio companies.

The weighted average yields on our subordinated debt portfolio, senior secured loan portfolio and total debt portfolio were 13.6%, 12.2% and 13.1%, respectively, at March 31, 2006 versus 13.7%, 8.2% and 10.5%, respectively, at March 31, 2005.

Our targeted investment size typically ranges between $20 million and $150 million, although this investment size may vary proportionately as the size of our capital base changes. At March 31, 2006, our net portfolio consisted of 46 portfolio companies and was invested 60% in subordinated debt, 2% in preferred equity, 7% in common equity and 31% in senior secured loans versus 35 portfolio companies invested 51% in subordinated debt, 3% in common equity, 42% in senior secured loans, and 4% in cash equivalents at March 31, 2005.

Senior secured loans and European mezzanine loans typically accrue interest at variable rates determined on the basis of a benchmark: LIBOR, EURIBOR, GBP LIBOR, or the prime rate, with stated maturities at origination that typically range from 5 to 10 years. While subordinated debt issued within the United States will typically accrue interest at fixed rates, some of these investments may include zero-coupon, PIK and/or step bonds that accrue income on a constant yield to call or maturity basis. At March 31, 2006, 53% or $764.5 million of our interest-bearing portfolio is fixed rate debt and 47% or $683.3 million is floating rate debt.

About Apollo

Founded in 1990, Apollo is a recognized leader in private equity investing, having invested more than $13 billion in over 150 companies since its founding. Since its inception, Apollo has raised in excess of $25 billion in capital, primarily from institutional investors and six private investment funds. Apollo traditionally has focused on companies that it believes are undervalued yet have successful business models, strong cash flows and prospects for value creation. The Apollo investment professionals’ disciplined, value-oriented strategy has sought to identify opportunities in all investment environments, selecting from a range of approaches, such as traditional or corporate partner buyouts, distressed debt buyouts or more liquid, non-control distressed debt investments. The Apollo investment professionals have sought through this strategy to provide investors with attractive returns while minimizing the risk of capital loss throughout economic cycles.

Apollo’s active private investment funds focus on making either control-oriented equity investments of $200 million or more or distressed debt investments, either for control or non-control positions. In contrast, Apollo Investment seeks to capitalize on the significant investment opportunities emerging in the mezzanine segment of the lending market for middle-market companies, which it believes offers the potential for attractive risk-adjusted returns.

About Apollo Investment Management

Apollo Investment Management, our investment adviser, is led by a dedicated team of eleven investment professionals and is further supported by Apollo’s team of approximately 43 investment professionals. This team has invested more than $2.0 billion in 63 companies since commencement of operations in April 2004. In addition, Apollo Investment Management expects to hire additional investment professionals in the future. Apollo Investment Management’s investment committee currently consists of Michael S. Gross, the Chairman of our Board of Directors and Chairman of the Apollo Investment Management Investment Committee, John J. Hannan, our Chief Executive Officer, a member of our Board of Directors, and a managing partner of Apollo Investment Management, Arthur H. Penn, our President and Chief Operating Officer, and a managing partner of Apollo Investment Management, Patrick J. Dalton, a partner of Apollo Investment Management and a member of its Investment Committee and Edward Tam, a partner of Apollo Investment Management and a member of its Investment Committee. The composition of the Investment Committee of Apollo Investment Management may change from time to time. Apollo Investment Management draws upon Apollo’s 16-year history and benefits from the Apollo investment professionals’ significant capital markets, trading and research expertise developed through investments in 25 different industries and over 150 companies in the United States and Western Europe.

About Apollo Investment Administration

In addition to furnishing us with office facilities, equipment, and clerical, bookkeeping and record keeping services, Apollo Investment Administration (“AIA” or “Apollo Administration”) also oversees our financial records as well as the preparation of our reports to stockholders as well as reports filed with the SEC. AIA oversees the determination and publication of our net asset value, oversees the preparation and filing of our tax returns, and generally monitors the payment of our expenses and the performance of administrative and professional services rendered to us by others. Furthermore, AIA provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance.

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

Investments

Apollo Investment seeks to create a portfolio that includes mezzanine, senior secured loans and private equity by generally investing approximately $20 million to $150 million of capital, on average, in the securities of middle-market companies. Our target portfolio will be more heavily weighted toward mezzanine loans. Structurally, mezzanine loans usually rank subordinate in priority of payment to senior debt, such as senior bank debt, and are often unsecured. As such, other creditors may rank senior to us in the event of a insolvency. However, mezzanine loans rank senior to common and preferred equity in a borrowers’ capital structure. Mezzanine loans may have a fixed or floating interest rate. Additional upside can be generated from upfront fees, call protection including call premiums, equity co-investments or warrants. We believe that mezzanine loans offer an attractive investment opportunity based upon their historic returns and resilience during economic downturns. Additionally, we may acquire investments in the secondary market.

Our principal focus is to provide mezzanine and senior secured loans to middle-market companies in a variety of industries. We generally seek to target companies that generate positive free cash flows. We also generally seek to invest in companies from the broad variety of industries in which Apollo’s investment professionals have direct expertise.

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

At March 31, 2006, our portfolio was invested 60% in subordinated debt, 2% in preferred equity, 7% in common equity and 31% in senior secured loans. We expect that our portfolio will continue to include primarily mezzanine loans, senior secured loans, and equity related securities. In addition to mezzanine and senior secured loans, we invest a portion of our portfolio in opportunistic investments, which are not our primary focus, but are intended to enhance our returns to stockholders. These investments may include, but are not limited to, high-yield bonds, distressed debt investments and securities of public companies that are not thinly traded. We expect that these public companies generally will have debt securities that are non-investment grade. Within this portion, we also invest in debt and equity securities of middle-market companies located outside of the United States.

Listed below are our top ten portfolio companies and industries represented as a percentage of total assets for the respective years ended March 31, 2006 and 2005:

TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF MARCH 31, 2006

PORTFOLIO COMPANY	% of Total Assets	INDUSTRY	% of Total Assets
Associated Materials, Inc.	3.2%	Publishing	5.2%
Hanley Wood LLC	2.8%	Consumer Services	4.8%
Playpower Holdings Inc.	2.8%	Leisure Equipment	4.7%
N.E.W. Customer Service Cos.	2.8%	Direct Marketing	3.6%
Eurofresh, Inc.	2.6%	Building Products	3.6%
SigmaKalon Holdco B.V.	2.3%	Environmental	3.4%
Deluxe Corp.	2.3%	Media	3.2%
Sorenson Communications, Inc.	2.0%	Chemicals	3.1%
FCI International S.A.S.	2.0%	Healthcare	2.8%
WDAC Intermediate Corp.	1.9%	Manufacturing	2.8%

TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF MARCH 31, 2005

PORTFOLIO COMPANY	% of Total Assets	INDUSTRY	% of Total Assets
Playpower Holdings Inc.	3.5%	Publishing	6.3%
Associated Materials, Inc.	2.6%	Leisure Equipment	5.5%
N.E.W. Customer Services Cos.	2.6%	Building Products	3.2%
Language Line Inc.	2.5%	Consumer Services	2.6%
WDAC Intermediate Corp.	2.4%	Chemicals	2.6%
ALM Media Holdings, Inc.	2.3%	Consumer Products	2.6%
Invista	2.2%	Business Services	2.5%
Lexicon Marketing (USA) Inc.	2.1%	Direct Marketing	2.1%
National Waterworks, Inc.	2.1%	Distribution	2.1%
Latham Manufacturing Corp.	2.0%	Manufacturing	1.8%

Investment Selection

We are committed to the same value oriented philosophy used by the investment professionals of Apollo in Apollo’s private investment funds and will commit resources to managing downside exposure.

Prospective portfolio company characteristics

We have identified several criteria that we believe are important in identifying and investing in prospective portfolio companies. These criteria provide general guidelines for our investment decisions; however, we caution you that not all of these criteria will be met by each prospective portfolio company in which we choose to invest. Generally, we seek to utilize our access to information generated by our investment professionals to identify investment candidates and to structure investments quickly and effectively.

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

Liquidation value of assets

The prospective liquidation value of the assets, if any, of collateralizing loans in which we invest is an important factor in our credit analysis. We emphasize both tangible assets, such as accounts receivable, inventory, equipment and real estate, and intangible assets, such as intellectual property, customer lists, networks and databases.

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

We seek to structure our mezzanine investments primarily as unsecured, subordinated loans that provide for relatively high interest rates that provide us with significant current interest income. These loans typically have interest-only payments in the early years, with amortization of principal deferred to the later years of the mezzanine loans. In some cases, we may enter into loans that, by their terms, convert into equity or additional debt securities or defer payments of interest after our investment. Also, in some cases our mezzanine loans may be collateralized by a subordinated lien on some or all of the assets of the borrower. Typically, our mezzanine loans have maturities of five to ten years. We generally target a gross return of 12% to 18% for our mezzanine loan investments.

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

Our investments may include equity features, such as warrants or options to buy a minority interest in the portfolio company. Any warrants we receive with our debt securities generally require only a nominal cost to exercise, and thus, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. We may structure the warrants to provide provisions protecting our rights as a minority-interest holder, as well as puts, or rights to sell such securities back to the company, upon the occurrence of specified events. In many cases, we may also seek to obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights. With respect to preferred equity and common equity investments, we target an investment return of at least 14% and 20%, respectively. However, we can offer no assurance that we can achieve such a return with respect to any investment or our portfolio as a whole.

We expect to hold most of our investments to maturity or repayment, but we may sell certain of our investments earlier, including, if a liquidity event takes place such as the sale or recapitalization or worsening of credit quality of a portfolio company.

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

Competition

Our primary competitors in providing financing to middle-market companies include public and private funds, commercial and investment banks, commercial financing companies, and, to the extent they provide an alternative form of financing, private equity funds. Additionally, because competition for investment opportunities generally has increased among alternative investment vehicles, such as hedge funds, those entities have begun to invest in areas they have not traditionally invested in, including investments in middle-market companies. As a result of these new entrants, competition for investment opportunities at middle-market companies has intensified. Some of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. We expect to use the industry information of Apollo’s investment professionals to which we have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we believe that the relationships of the senior managers of Apollo Investment Management and of the senior partners of Apollo, enable us to learn about, and compete effectively for, financing opportunities with attractive middle-market companies in the industries in which we seek to invest.

Staffing

The Company has a chief financial officer and a chief compliance officer and, to the extent necessary, has hired and will continue to hire additional personnel. These individuals are employees of Apollo Administration and perform their respective functions under the terms of the administration agreement. Certain of our executive officers are also managing partners of our investment adviser. Our day-to-day investment operations will be managed by our investment adviser. Apollo Investment Management has hired nine additional investment professionals since the initial public offering and expects to add additional professionals in the future. In addition, we reimburse Apollo Administration for our allocable portion of expenses incurred by it in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•	Pursuant to Rule 13a-14 of the 1934 Act, our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;

•	Pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•	Pursuant to Rule 13a-15 of the 1934 Act, our management must prepare a report regarding its assessment of our internal control over financial reporting, which must be audited by our independent registered public accounting firm; and

•	Pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the 1934 Act, our periodic reports must disclose whether there were significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Item 1A.	Risk Factors

Before you invest in our shares, you should be aware of various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this prospectus, before you decide whether to make an investment in our securities. The risks set out below are not the only risks we face. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our common stock could decline or the value of our preferred stock, debt securities or warrants, if issued, may decline, and you may lose all or part of your investment.

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

We are a relatively new company with limited operating history.

We were incorporated in February 2004 and have conducted limited operations to date. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we may not achieve our investment objective and that the value of your investment could decline substantially. We anticipated that it would take us up to two years to invest the majority of the net proceeds of our initial public offering in April 2004 in mezzanine debt and senior secured loans. Immediately following our initial public offering, we invested a portion of the proceeds largely in temporary investments, such as cash equivalents, which earn yields substantially lower than the interest income that we anticipated receiving in respect of investments in mezzanine and senior secured loans.

Our investment adviser and its senior management have limited experience managing a business development company.

The 1940 Act imposes numerous constraints on the operations of business development companies. For example, business development companies are required to invest at least 70% of their total assets primarily in securities of private or thinly traded U.S. public companies, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Our investment adviser’s and its senior management’s limited experience in managing a portfolio of assets under such constraints may hinder their ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective. In addition, even though Apollo Investment Management is led by senior investment professionals of Apollo who apply the value-oriented philosophy and techniques used by the Apollo investment professionals in their private fund investing, our investment strategies differ from those of other private funds that are or have been managed by the Apollo investment professionals. Further, investors in Apollo Investment are not acquiring an interest in other Apollo funds. Further, while Apollo Investment may consider potential co-investment participation in portfolio investments with other Apollo funds, any such investment activity is subject to, among other things, independent board member approvals, the receipt of which cannot be assured, and compliance with existing regulatory guidance and applicable allocation procedures. Accordingly, we can offer no assurance that Apollo Investment will replicate Apollo’s historical success, and we caution you that our investment returns could be substantially lower than the returns achieved by those private funds.

We are dependent upon Apollo Investment Management’s key personnel for our future success and upon their access to Apollo’s investment professionals and partners.

We depend on the diligence, skill and network of business contacts of the senior management of Apollo Investment Management. Members of our senior management are not subject to employment agreements and may depart at any time. For a description of the senior management team, see “Management.” We also depend, to a significant extent, on Apollo Investment Management’s access to the investment professionals and partners of Apollo and the information and deal flow generated by the Apollo investment professionals in the course of their investment and portfolio management activities. The senior management of Apollo Investment Management evaluates, negotiates, structures, closes and monitors our investments. Our future success depends on the continued

service of the senior management team of Apollo Investment Management. The departure of any of our directors or the senior managers of Apollo Investment Management, or of a significant number of the investment professionals or partners of Apollo, could have a material adverse effect on our ability to achieve our investment objective. In addition, we can offer no assurance that Apollo Investment Management will remain our investment adviser or that we will continue to have access to Apollo’s partners and investment professionals or its information and deal flow.

Our financial condition and results of operation depend on our ability to manage future growth effectively.

Our ability to achieve our investment objective depends, in part, on our ability to grow, which depends, in turn, on Apollo Investment Management’s ability to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of Apollo Investment Management’s structuring of the investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. The senior management team of Apollo Investment Management has substantial responsibilities under the investment advisory and management agreement, as well as in connection with their roles as officers of other Apollo funds. They may also be called upon to provide managerial assistance to our portfolio companies as principals of our administrator. These demands on their time may distract them or slow the rate of investment. In order to grow, we and Apollo Investment Management need to hire, train, supervise and manage new employees. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly competitive market for investment opportunities.

A number of entities compete with us to make the types of investments that we make in middle-market companies. We compete with public and private funds, commercial and investment banks, commercial financing companies, and, to the extent they provide an alternative form of financing, private equity funds. Additionally, because competition for investment opportunities generally has increased among alternative investment vehicles, such as hedge funds, those entities have begun to invest in areas they have not traditionally invested in, including investments in middle-market companies. As a result of these new entrants, competition for investment opportunities at middle-market companies has intensified and we expect that trend to continue. Many of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this existing and increasing competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

We do not seek to compete primarily based on the interest rates we offer, and we believe that some of our competitors make loans with interest rates that are comparable to or lower than the rates we offer.

We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we match our competitors’ pricing, terms and structure, we may experience decreased net interest income and increased risk of credit loss.

We will be subject to corporate-level income tax if we are unable to qualify as a RIC.

To qualify as a RIC under the Code, we must meet certain source-of-income, asset diversification and annual distribution requirements. The annual distribution requirement for a RIC is satisfied if we distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders on an annual basis. Because we expect to use debt financing in the future, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments are in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the making of a loan or possibly in other circumstances, or payment-in-kind interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount, which could be significant relative to Apollo Investment’s overall investment activities, or increases in loan balances as a result of payment-in-kind arrangements are included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we do not receive in cash.

That part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that may include interest that has been accrued but not yet received in cash. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible.

Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the tax requirement to distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to maintain our status as a RIC. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. See “Material U.S. Federal Income Tax Considerations—Taxation as a RIC.”

Regulations governing our operation as a business development company affect our ability to, and the way in which we, raise additional capital.

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a business development company, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock at a price below the current net asset value of the common stock, or sell warrants, options or rights to acquire such common stock at a price below the current net asset value of the stock, if our board of directors determines that such sale is in the best interests of Apollo Investment and its stockholders, and our stockholders approve Apollo Investment’s policy and practice of making such sales. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount).

In addition to issuing securities to raise capital as described above, we may in the future seek to securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly owned subsidiary and contribute a pool of loans to the subsidiary. This could include the sale of interests in the subsidiary on a non-recourse basis to purchasers who we would expect to be willing to accept a lower interest rate to invest in investment grade loan pools, and we would retain a portion of the equity in the securitized pool of loans. An inability to successfully securitize our loan portfolio could limit our ability to grow our business and fully execute our business strategy, and could decrease our earnings, if any. Moreover, the successful securitization of our loan portfolio might expose us to losses as the residual loans in which we do not sell interests may tend to be those that are riskier and more apt to generate losses.

We currently use debt to make investments and are exposed to the typical risks associated with leverage.

•	We are exposed to increased risk of loss due to our use of debt to make investments. A decrease in the value of our investments will have a greater negative impact on the value of our common stock than if we did not use debt.

•	Our ability to pay dividends will be restricted if our asset coverage ratio falls below at least 200% and any amounts that we use to service our indebtedness are not available for dividends to our common stockholders.

•	Our current and future debt securities are and may be governed by an indenture or other instrument containing covenants restricting our operating flexibility.

•	We, and indirectly our stockholders, bear the cost of issuing and servicing such securities.

•	Any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock.

We fund a portion of our investments with borrowed money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We entered into a credit agreement in April 2005 with institutional banks and other lenders to facilitate such borrowing. Our lenders have fixed dollar claims on our consolidated assets that are superior to the claims of our common shareholders. If the value of our consolidated assets increases, then leveraging would cause the net asset value to increase more sharply than it would have had we not leveraged. Conversely, if the value of our consolidated assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our consolidated income in excess of consolidated interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our consolidated income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments. Leverage is generally considered a speculative investment technique.

Changes in interest rates may affect our cost of capital and net investment income.

Because we borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income. Our long-term fixed-rate investments are financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would not have a material impact on our net income over a one-year horizon. Although management believes that this estimated measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

You should also be aware that a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to our investment adviser with respect to pre-incentive fee net investment income.

We need to raise additional capital to grow because we must distribute most of our income.

We may need additional capital to fund growth in our investments. We have issued equity securities and borrow from financial institutions. A reduction in the availability of new capital could limit our ability to grow. We must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our shareholders to maintain our regulated investment company status. As a result, such earnings are not available to fund investment originations. We expect to continue to borrow from financial institutions and issue additional debt and equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. In addition, as a business development company, we are generally required to maintain a ratio of at least 200% of total assets to total borrowings, which may restrict our ability to borrow in certain circumstances.

Many of our portfolio investments are recorded at fair value as determined in good faith by our board of directors and, as a result, there is uncertainty as to the value of our portfolio investments.

A large percentage of our portfolio investments are in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We value these securities quarterly at fair value as determined in good faith by our board of directors. However, we may be required to value our securities at fair value as determined in good faith by our board of directors to the extent necessary to reflect significant events affecting the value of our securities. Our board of directors utilizes the services of three independent valuation firms to aid it in determining the fair value of these securities. The types of factors that may be considered in fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

The lack of liquidity in our investments may adversely affect our business.

We generally make investments in private companies. Substantially all of these securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we or an affiliated manager of Apollo has material non-public information regarding such portfolio company.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the debt securities we acquire, the default rate on such securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

There are significant potential conflicts of interest which could impact our investment returns.

Our executive officers and directors, and the partners of our investment adviser, Apollo Investment Management, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. Moreover, we note that, notwithstanding the difference in principal investment objectives between Apollo Investment and other Apollo funds, such other Apollo sponsored funds, including new affiliated potential pooled investment vehicles or managed accounts not yet established, have and may from time to time have overlapping investment objectives with those of Apollo Investment and, accordingly, invest in, whether principally or secondarily, asset classes similar to those targeted by Apollo Investment. As a result, the partners of Apollo Investment Management face conflicts in the allocation of investment opportunities to other Apollo funds. In addition, in the event such investment opportunities are allocated among Apollo Investment and other investment vehicles affiliated with Apollo Investment Management, our desired investment portfolio may be adversely affected. Although Apollo Investment Management endeavors to allocate investment opportunities in a fair and equitable manner, it is possible that we may not be given the opportunity to participate in certain investments made by investment funds managed by investment managers affiliated with Apollo Investment Management. When the partners of Apollo Investment Management identify an investment, they will be forced to choose which investment fund should make the investment.

We do not invest in any portfolio company in which Apollo or any affiliates has a pre-existing investment. We have in the past and expect in the future to co-invest on a concurrent basis with other affiliates of Apollo Investment, subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures.

In the course of our investing activities, we pay management and incentive fees to Apollo Investment Management, and reimburse Apollo Investment Management for certain expenses it incurs. As a result, investors in our common stock invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in, among other things, a lower rate of return than one might achieve through direct investments. As a result of this arrangement, there may be times when the management team of Apollo Investment Management has interests that differ from those of our stockholders, giving rise to a conflict.

Apollo Investment Management receives a quarterly incentive fee based, in part, on our pre-incentive fee income, if any, for the immediately preceding calendar quarter. This incentive fee is subject to a quarterly hurdle rate before providing an incentive fee return to the investment adviser. To the extent we or Apollo Investment Management are able to exert influence over our portfolio companies, the quarterly pre-incentive fee may provide Apollo Investment Management with an incentive to induce our portfolio companies to accelerate or defer interest or other obligations owed to us from one calendar quarter to another.

We have entered into a royalty-free license agreement with Apollo, pursuant to which Apollo has agreed to grant us a non-exclusive license to use the name “Apollo.” Under the license agreement, we have the right to use the “Apollo” name for so long as Apollo Investment Management or one of its affiliates remains our investment adviser. In addition, we rent office space from Apollo Administration, an affiliate of Apollo Investment Management, and pay Apollo Administration our allocable portion of overhead and other expenses incurred by Apollo Administration in performing its obligations under the administration agreement, including our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staffs, which can create conflicts of interest that our board of directors must monitor.

Changes in laws or regulations governing our operations may adversely affect our business.

We and our portfolio companies are subject to regulation by laws at the local, state and federal levels. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations could have a material adverse affect on our business.

RISKS RELATED TO OUR INVESTMENTS

We may not realize gains from our equity investments.

When we invest in mezzanine or senior secured loans, we have and may continue to acquire warrants or other equity securities as well. In addition, we may invest directly in the equity securities of portfolio companies. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Our portfolio is concentrated in a limited number of portfolio companies, which subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt securities.

As of March 31, 2006, we have investments in 46 companies. A consequence of this limited number of investments is that the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Beyond our income tax diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.

Our investments in prospective portfolio companies may be risky, and you could lose all or part of your investment.

Investment in middle-market companies involves a number of significant risks, including:

•	these companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

•	they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•	they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us; and

•

they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and our investment adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, even though we or one of our affiliates may have structured our interest as senior debt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt holding and subordinate all or a portion of our claim to that of other creditors.

An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies, a dependence on the talents and efforts of only a few key portfolio company personnel and a greater vulnerability to economic downturns.

We have invested and will continue to invest primarily in privately-held companies. Generally, little public information exists about these companies, and we are required to rely on the ability of the members of Apollo Investment Management’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Also, privately-held companies frequently have less diverse product lines and smaller market presence than larger competitors. These factors could affect our investment returns.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We have invested and intend to invest primarily in mezzanine and senior debt securities issued by our portfolio companies. The portfolio companies usually have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company. In addition, we may not be in a position to control any portfolio company by investing in its debt securities. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors.

Our incentive fee may induce Apollo Investment Management to make certain investments, including speculative investments.

The incentive fee payable by us to Apollo Investment Management may create an incentive for Apollo Investment Management to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to our investment adviser is determined, which is calculated as a percentage of the return on invested capital, may encourage our investment adviser to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor the holders of our common stock, including investors in offerings of common stock, securities convertible into our common stock or warrants representing rights to purchase our common stock or securities convertible into our common stock pursuant to this prospectus. In addition, the investment adviser receives the incentive fee based, in part, upon net capital gains realized on our investments. Unlike the portion of the incentive fee based on income, there is no hurdle rate applicable to the portion of the incentive fee based on net capital gains. As a result, the investment adviser may have a tendency to invest more in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

The incentive fee payable by us to Apollo Investment Management also may create an incentive for Apollo Investment Management to invest on our behalf in instruments that have a deferred interest feature. Under these investments, we would accrue the interest over the life of the investment but would not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our investment fee, however, includes accrued interest. Thus, a portion of this incentive fee would be based on income that we have not yet received in cash.

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds, and, to the extent we so invest, will bear our ratable share of any such investment company’s expenses, including management and performance fees. We will also remain obligated to pay management and incentive fees to Apollo Investment Management with respect to the assets invested in the securities and instruments of other investment companies. With respect to each of these investments, each stockholder of Apollo Investment will bear his or her share of the management and incentive fee of Apollo Investment Management as well as indirectly bearing the management and performance fees and other expenses of any investment companies in which Apollo Investment invests.

Our investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments.

Our investment strategy contemplates that a portion of our investments may be in securities of foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

Although most of our investments are denominated in U.S. dollars, our investments that are denominated in a foreign currency are subject to the risk that the value of a particular currency may change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments. We may employ hedging techniques to minimize these risks, but we can offer no assurance that we will, in fact, hedge currency risk or, that if we do, such strategies will be effective.

If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transaction may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

While we may enter into transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations.

Provisions of the Maryland General Corporation Law and of our charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

The Maryland General Corporation Law, our charter and our bylaws contain provisions that may discourage, delay or make more difficult a change in control of Apollo Investment or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our board of directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our board of directors, including approval by a majority of our disinterested directors. If the resolution exempting business combinations is repealed or our board of directors does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our common stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Acquisition Act, the Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such an offer.

We have also adopted other measures that may make it difficult for a third party to obtain control of us, including provisions of our charter classifying our board of directors in three classes serving staggered three-year terms, and provisions of our charter authorizing our board of directors to classify or reclassify shares of our stock in one or more classes or series, to cause the issuance of additional shares of our stock, and to amend our charter, without stockholder approval, to increase or decrease the number of shares of stock that we have authority to issue. These provisions, as well as other provisions of our charter and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.

RISKS RELATING TO AN INVESTMENT IN OUR COMMON STOCK

Investing in our securities may involve an above average degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive, therefore, an investment in our securities may not be suitable for someone with a low risk tolerance.

There is a risk that investors in our equity securities may not receive dividends or that our dividends may not grow over time and that investors in our debt securities may not receive all of the interest income to which they are entitled.

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a business development company, we may be limited in our ability to make distributions.

The market price of our securities may fluctuate significantly.

The market price and liquidity of the market for our securities may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	significant volatility in the market price and trading volume of securities of business development companies or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or business development companies;

•	loss of RIC status;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio of investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	departure of Apollo Investment Management’s key personnel;

•	operating performance of companies comparable to us;

•	general economic trends and other external factors; and

•	loss of a major funding source.

We may allocate the net proceeds from future offerings in ways with which you may not agree.

We have significant flexibility in investing the net proceeds of offerings and may use the net proceeds from offerings in ways with which you may not agree or for purposes other than those contemplated at the time of the offering.

Sales of substantial amounts of our securities may have an adverse effect on the market price of our securities.

Sales of substantial amounts of our securities, or the availability of such securities for sale, could adversely affect the prevailing market prices for our securities. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

We do not own any real estate or other physical properties materially important to our operation. Our administrative and principal executive offices are located at 9 West 57th Street, New York, NY 10019. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3.	Legal Proceedings

We, Apollo Investment Management and Apollo Investment Administration are not currently subject to any legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during our fourth fiscal quarter ended March 31, 2006.

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

	NAV (1)	Closing Sales Price		Premium of High Sales Price to NAV (2)	Premium or Discount of Low Sales Price to NAV (2)	Declared Dividends
		High	Low
Fiscal Year Ending March 31, 2006
First Fiscal Quarter	$14.19	$18.75	$15.66	132%	110%	$0.310
Second Fiscal Quarter	$14.29	$20.40	$17.63	143%	123%	$0.430
Third Fiscal Quarter	$14.41	$19.97	$17.92	139%	124%	$0.440
Fourth Fiscal Quarter	$15.15	$19.51	$17.81	129%	118%	$0.450

Fiscal Year Ending March 31, 2005
First Fiscal Quarter (period from April 8, 2004* to June 30, 2004)	$14.05	$15.25	$12.83	109%	91%	—
Second Fiscal Quarter	$14.10	$14.57	$13.06	103%	93%	$0.045
Third Fiscal Quarter	$14.32	$15.13	$13.43	106%	94%	$0.180
Fourth Fiscal Quarter	$14.27	$17.62	$14.93	123%	105%	$0.260

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)	Calculated as of the respective high or low closing sales price divided by the quarter end NAV.
*	Commencement of operations

While our common stock currently trades in excess of our net asset value, there can be no assurance, however, that our shares will continue to trade at such a premium (to net asset value). The last reported closing market price of our common stock on June 2, 2006 was $19.32 per share. As of June 2, 2006, we had 39 shareholders of record.

DIVIDENDS

We intend to continue to distribute quarterly dividends to our stockholders. Our quarterly dividends, if any, will be determined by our board of directors.

We have elected to be taxed as a RIC under Subchapter M of the Internal Revenue Code of 1986. To maintain our RIC status, we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31st and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment. In such event, the consequences of our retention of net capital gains are as described under “Material U.S. Federal Income Tax Considerations.”

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, then stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends. See “Dividend Reinvestment Plan.”

We may not be able to achieve operating results that will allow us to make dividends and distributions at a specific level or to increase the amount of these dividends and distributions from time to time. In addition, we may be limited in our ability to make dividends and distributions due to the asset coverage test for borrowings when applicable to us as a business development company under the 1940 Act and due to provisions in future credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our RIC status. We cannot assure stockholders that they will receive any dividends and distributions or dividends and distributions at a particular level.

The following table lists the quarterly dividends per share since shares of our common stock began being regularly quoted on The Nasdaq National Market.

Declared Dividends
Fiscal Year Ending March 31, 2006
Fourth Fiscal Quarter	$0.450
Third Fiscal Quarter	$0.440
Second Fiscal Quarter	$0.430
First Fiscal Quarter	$0.310

Fiscal Year Ending March 31, 2005
Fourth Fiscal Quarter	$0.260
Third Fiscal Quarter	$0.180
Second Fiscal Quarter	$0.045
First Fiscal Quarter (period from April 8, 2004* to June 30, 2004)	—

*	Commencement of operations

Recent Sale of Unregistered Securities

We did not engage in any sales of unregistered securities during the fiscal year ended March 31, 2006.

Item 6.	Selected Financial Data

The Statement of Operations, Per Share and Balance Sheet data for the fiscal years ended March 31, 2006 and March 31, 2005 are derived from our financial statements which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. This selected financial data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

Statement of Operations Data:	For the Year Ended March 31, 2006 (dollar amounts in thousands, except per share data)	For the Period April 8, 2004* through March 31, 2005 (dollar amounts in thousands, except per share data)
Total Investment Income	$152,827	$47,833
Total Expenses	$63,684	$22,380
Net Investment Income	$89,143	$25,453
Net Realized and Unrealized Gains	$31,244	$18,692
Net Increase in Stockholders’ Equity Resulting from Operations	$120,387	$44,145

Per Share Data:
Net Asset Value	$15.15	$14.27
Net Increase in Stockholders’ Equity Resulting from Operations	$1.90	$0.71
Distributions Declared	$1.630	$0.485

Balance Sheet Data:
Total Assets	$2,511,074	$1,733,384
Borrowings Outstanding	$323,852	$0
Total Net Assets	$1,229,855	$892,886

Other Data:
Total Return (1)	12.9%	15.3%
Number of Portfolio Companies at Period End	46	35
Total Portfolio Investments for the Period	$1,110,371	$894,335
Investment Sales and Prepayments for the Period	$452,325	$71,730
Weighted Average Yield on Debt Portfolio at Period End	13.1%	10.5%

*	Commencement of operations
(1)	Total return is based on the change in market price per share and takes into account dividends and distributions, if any, reinvested in accordance with Apollo Investment’s dividend reinvestment plan. Total return is not annualized.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this report.

Some of the statements in this prospectus constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this prospectus involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital; and

•	the timing of cash flows, if any, from the operations of our portfolio companies.

We generally use words such as “anticipates,” “believes,” “expects,” “intends” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” and elsewhere in this prospectus.

We have based the forward-looking statements included in this prospectus on information available to us on the date of this prospectus, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

OVERVIEW

Apollo Investment was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a business development company under the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended. Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. On April 8, 2004, we completed our initial public offering as an externally managed, non-diversified, closed-end investment company that elected to be treated as a business development company under the 1940 Act. We commenced operations on April 8, 2004 upon receipt of $870 million in net proceeds from our initial public offering of common stock. On March 22, 2006, the Company closed on its second public offering and sold 17,250,000 shares of its common stock at a price of $17.85 per share, less an underwriting discount and commissions totaling $0.80325 per share, receiving $294 million in total net proceeds from the offering.

Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make. Over the last twelve months, we believe that the availability of senior debt capital from banks for middle market companies has generally increased and has put downward pressure on interest rate spreads at the same time that base interest rates have risen. We do not expect this increased availability of capital to impair our ability to make longer-term investment allocations with our capital. We remain steadfast with our investment discipline in selectively investing in appropriate risk-reward opportunities within the middle market.

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

To address these questions, the SEC proposed amendments to the 1940 Act to expand the definition of eligible portfolio company in a manner that would promote the flow of capital to small, developing and financially troubled companies. These amendments would define eligible portfolio company with reference to whether a company has any class of securities listed on an exchange. We continue to monitor this issue closely and intend to adjust our investment focus as needed to comply with and/or take advantage of these amendments if they are adopted or of any other future administrative position, judicial decision or legislative action.

Our board of directors approved an amendment to our investment policy to eliminate the 5% limitation on investments in foreign securities. This change was implemented as of August 14, 2004 and any such investments are included as non-qualifying assets.

Revenue

We generate revenue primarily in the form of interest income from the debt securities we hold and capital gains, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of mezzanine or senior secured loans, generally have a stated term of five to ten years and bear interest at a fixed rate or a floating rate usually determined on the basis of a benchmark: LIBOR, EURIBOR, GBP LIBOR, or the prime rate. While subordinated debt and corporate notes typically accrue interest at fixed rates, some of these investments may include zero coupon, payment-in-kind (“PIK”) and/or step bonds that accrue income on a constant yield to call or maturity basis. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments provide for deferred interest payments or PIK. The principal amount of the debt securities and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, structuring and/or diligence fees, fees for providing managerial assistance and, if applicable, consulting fees, etc.

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

Portfolio and Investment Activity

During our second fiscal year ended March 31, 2006, we invested $1.1 billion across 26 new and 10 existing portfolio companies. This compares to investing $894.3 million in 37 portfolio companies for the previous fiscal year ended March 31, 2005. Investments sold or prepaid during the fiscal year ended March 31, 2006 totaled $452.3 million versus $71.7 million for the fiscal year ended March 31, 2005. Of the $452.3 million in net proceeds realized during fiscal 2006, $307.6 million were investment sales of senior loans and lower yielding corporate notes as we executed our second year plan of rationalizing our portfolio. The remaining $144.7 million were pre-payments by some of our more successful portfolio companies.

At March 31, 2006, our net portfolio consisted of 46 portfolio companies and was invested 60% in subordinated debt, 2% in preferred equity, 7% in common equity and 31% in senior secured loans versus 35 portfolio companies invested 51% in subordinated debt, 3% in common equity, 42% in senior secured loans, and 4% in cash equivalents at March 31, 2005. Our targeted investment size typically ranges between $20 million and $150 million, although this investment size may vary proportionately as the size of our capital base changes.

The weighted average yields on our subordinated debt portfolio, senior secured loan portfolio and total debt portfolio were 13.6%, 12.2% and 13.1%, respectively, at March 31, 2006 versus 13.7%, 8.2% and 10.5%, respectively, at March 31, 2005.

Senior secured loans and European mezzanine loans typically accrue interest at variable rates determined on the basis of a benchmark: LIBOR, EURIBOR, GBP LIBOR, or the prime rate, with stated maturities at origination that typically range from 5 to 10 years. While subordinated debt issued within the United States will typically accrue interest at fixed rates, some of these investments may include zero-coupon, PIK and/or step bonds that accrue income on a constant yield to call or maturity basis. At March 31, 2006, 53% or $764.5 million of our interest-bearing portfolio is fixed rate debt and 47% or $683.3 million is floating rate debt.

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

For more information, see “Business—Investment selection—Valuation process.”

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual PIK interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt securities if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount, and market discount are capitalized and then we amortize such amounts as interest income. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and debt securities as interest income when we receive such amounts.

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

RESULTS OF OPERATIONS

Results comparisons are for the fiscal year ended March 31, 2006 and for the period April 8, 2004 (commencement of operations) through March 31, 2005.

Investment Income

For the fiscal year ended March 31, 2006 and for the period April 8, 2004 (commencement of operations) through March 31, 2005, gross investment income totaled $152.8 million and $47.8 million, respectively. Our significantly lower gross investment income for the period April 8, 2004 (commencement of operations) through March 31, 2005 reflects income earned primarily from short-term U.S. Government securities and other temporary investments held during the ramp-up period of our portfolio since our initial public offering. Accordingly, the increase in gross investment income for fiscal year 2006 was primarily due to the growth of our investment portfolio as compared to the previous fiscal year where we were investing the IPO net proceeds over the course of such year. Origination, closing and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans.

Expenses

Expenses totaled $63.7 million and $22.4 million, respectively, for the fiscal year ended March 31, 2006 and for the period April 8, 2004 (commencement of operations) through March 31, 2005, of which $22.3 million and $0.0 million, respectively, were performance-based incentive fees and $13.0 million and $0.0 million, respectively, were interest and other credit facility expenses. Expenses net of performance-based incentive fees and interest and other credit facility expenses for the year ended March 31, 2006 and for the period April 8, 2004 (commencement of operations) through March 31, 2005 were $28.5 million and $22.4 million, respectively. Of these expenses, general and administrative expenses totaled $5.1 million and $5.1 million, respectively, for the fiscal years ended March 31, 2006 and 2005. Expenses consist of base investment advisory and management fees, insurance expenses, administrative services fees, professional fees, directors’ fees, audit and tax services expenses, and other general and administrative expenses. The increase in expenses net of performance-based incentive fees and interest and other credit facility expenses was primarily due to the increase in base management fees related to the growth of our investment portfolio as compared to the comparative period.

Net Investment Income

The Company’s net investment income totaled $89.1 million and $25.5 million or $1.40 per share and $0.41 per share, respectively, for the fiscal year ended March 31, 2006 and for the period April 8, 2004 (commencement of operations) through March 31, 2005.

Net Realized Gains/Losses

The Company had investment sales totaling $452.3 million and $71.7 million, respectively, for the fiscal year ended March 31, 2006 and for the period April 8, 2004 (commencement of operations) through March 31, 2005. Total net realized gains for the fiscal year ended March 31, 2006 and for the period April 8, 2004 (commencement of operations) through March 31, 2005 were $11.2 million and $0.5 million, respectively.

Net Unrealized Appreciation on Investments and Foreign Currency Contracts and Translations

For the fiscal year ended March 31, 2006 and for the period April 8, 2004 (commencement of operations) through March 31, 2005, the Company’s investments, foreign currencies and other assets and liabilities had a net increase in appreciation of $20.1 million and $18.2 million, respectively. At March 31, 2006, net unrealized appreciation totaled $38.3 million of which $4.1 million was attributable to net unrealized appreciation on our bank debt/senior secured debt and $34.2 million was attributable to net unrealized appreciation on our subordinated debt and private equity (after considering the effects of foreign currency borrowing/hedging for our non-U.S. investments).

Net Increase in Net Assets From Operations

For the fiscal year ended March 31, 2006 and for the period April 8, 2004 (commencement of operations) through March 31, 2005, the Company had a net increase in net assets resulting from operations of $120.4 million and $44.1 million, respectively. The net change in net assets from operations per share was $1.90 and $0.71, respectively, for the year ended March 31, 2006 and for the period April 8, 2004 (commencement of operations) through March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated primarily through its senior secured, multi-currency $1.25 billion, five-year credit facility maturing in April 2011 as well as from cash flows from operations, including investment sales and prepayments of senior and subordinated loans and income earned from investments and cash equivalents (which normally comprise of U.S. government securities and other high-quality debt investments that mature in one year or less). At March 31, 2006, the Company has $324 million in borrowings outstanding and $926 million available for its use. In the future, the Company may raise additional equity capital off its shelf registration or may securitize a portion of its investments. It may also further access $750 million of additional credit commitments available under the terms of its current credit facility as the Company’s equity capital base grows. The primary use of funds will be investments in portfolio companies, cash distributions to holders of common stock and for other general corporate purposes.

On March 22, 2006, we raised $294 million, net of underwriting commission and expenses in a follow-on stock offering in which the company sold 17,250,000 shares (including the underwriters’ over-allotment) at $17.85 per share. Net proceeds from the follow-on offering were primarily used to repay borrowings outstanding on the Company’s revolving credit facility and for other general corporate purposes.

Contractual Obligations

We have entered into two contracts under which we have future commitments: the investment advisory and management agreement, pursuant to which Apollo Investment Management has agreed to serve as our investment adviser, and the administration agreement, pursuant to which Apollo Administration has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations and provide on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. Payments under the investment advisory and management agreement are equal to (1) a percentage of the value of our gross assets and (2) a two-part incentive fee. Payments under the administration agreement are equal to an amount based upon our allocable portion of Apollo Administration’s overhead in performing its obligations under the administration agreement, including rent, technology systems, insurance and our allocable portion of the costs of our chief financial officer and chief compliance officer and their respective staffs. Either party may terminate each of the investment advisory and management agreement and administration agreement without penalty upon not more than 60 days’ written notice to the other. Please see Note 3 within our financial statements for more information.

Off-Balance Sheet Arrangements

At March 31, 2006, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than the investment advisory and management agreement and the administration agreement.

Dividends

Dividends paid to stockholders for the fiscal year ended March 31, 2006 and for the period April 8, 2004 (commencement of operations) through March 31, 2005 totaled $102.7 million or $1.63 per share versus $30.2 million or $0.485 per share. The following table summarizes our quarterly dividends paid to shareholders for the fiscal years ended March 31, 2006 and 2005, respectively:

Declared Dividends
Fiscal Year Ending March 31, 2006
Fourth Fiscal Quarter	$0.450
Third Fiscal Quarter	$0.440
Second Fiscal Quarter	$0.430
First Fiscal Quarter	$0.310

Fiscal Year Ending March 31, 2005
Fourth Fiscal Quarter	$0.260
Third Fiscal Quarter	$0.180
Second Fiscal Quarter	$0.045
First Fiscal Quarter (period from April 8, 2004* to June 30, 2004)	—

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

With respect to the dividends paid to shareholders, income from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies is treated as taxable income and accordingly, distributed to shareholders. For the fiscal year ended March 31, 2006, upfront fees totaling $5.8 million are being amortized into income over the lives of their respective loans. For the period from April 8, 2004 (commencement of operations) through March 31, 2005, upfront fees totaling $4.5 million are being amortized into income over the lives of their respective loans.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. During the fiscal year ended March 31, 2006, many of the loans in our portfolio had floating interest rates. These loans are usually based on a floating LIBO rate and typically have durations of one to six months after which they reset to current market interest rates. As the percentage of our mezzanine and other subordinated loans increase as a percentage of our total investments, we expect that more of the loans in our portfolio will have fixed rates. Accordingly, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the fiscal year ended March 31, 2006, we did not engage in interest rate hedging activities.

Beginning in December 2004 and concomitant with our investment in WDAC Intermediate Corp., we entered into a three-month forward foreign currency contract to hedge our exposure to the currency risk associated with this investment. Our hedging contract continues to roll forward every three months and remains outstanding at March 31, 2006. Realized and unrealized gains on these contracts are represented on our balance sheet and statement of operations, respectively, as of and for the period ended March 31, 2006. The open contract is further described in footnote 8 within our financial statements included within this Form 10-K.

Item 8.	Financial Statements and Supplementary Data

Index to Financial Statements
Management’s Report on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm
Statement of Assets & Liabilities as of March 31, 2006 and March 31, 2005
Statement of Operations for the year ended March 31, 2006 and for the period April 8, 2004* through March 31, 2005
Statement of Changes in Net Assets for the year ended March 31, 2006 and for the period April 8, 2004* through March 31, 2005
Statement of Cash Flows for the year ended March 31, 2006 and for the period April 8, 2004* through March 31, 2005
Schedule of Investments as of March 31, 2006 and March 31, 2005
Notes to Financial Statements

*	Commencement of operations

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2006. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006 based upon criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of March 31, 2006 based on the criteria on Internal Control—Integrated Framework issued by COSO.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Apollo Investment Corporation:

We have completed an integrated audit of Apollo Investment Corporation’s March 31, 2006 financial statements and of its internal control over financial reporting and an audit of its March 31, 2005 financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Financial statements

In our opinion, the accompanying statements of assets and liabilities, including the schedule of investments, and the related statements of operations, change in net assets and of cash flows present fairly, in all material respects, the financial position of Apollo Investment Corporation (the “Company”) at March 31, 2006 and March 31, 2005, and the results of its operations, changes in net assets and its cash flows for the year ended March 31, 2006 and for the period April 8, 2004 (inception) through March 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of March 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material aspects, effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, test and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

New York, New York

June 9, 2006

APOLLO INVESTMENT CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share amounts)

	March 31, 2006	March 31, 2005#
Assets

Investments, at fair value (cost - $1,520,025 and $821,232, respectively) (1)	$1,556,698	$838,482
Cash equivalents, at fair value (cost - $898,374 and $873,061, respectively)	898,374	873,056
Cash	5,506	5,208
Foreign currency	1,079	—
Interest receivable*	24,827	14,805
Receivable for investments sold	17,261	—
Receivable for commitment fee	812	—
Dividends receivable	173	—
Unrealized appreciation on forward foreign currency contract	—	978
Prepaid expenses and other assets	6,344	855

Total assets	$2,511,074	$1,733,384

Liabilities

Payable for investments and cash equivalents purchased	$940,874	$834,891
Credit facility payable* (see note 7)	323,852	—
Management and performance-based incentive fees payable (see note 3)	12,850	4,492
Interest payable	1,300	—
Accrued administrative expenses	453	42
Unrealized depreciation on forward foreign currency contract (see note 7)	363	—
Directors’ fees payable	—	125
Other accrued expenses	1,527	948

Total liabilities	$1,281,219	$840,498

Net Assets

Common stock, par value $.001 per share, 400,000 and 100,000 common shares authorized, respectively, and 81,192 and 62,555 issued and outstanding, respectively	$81	$63
Paid-in capital in excess of par	1,198,137	878,838
Distributions in excess of net investment income (see note 2g)	(7,653)	(4,067)
Accumulated under (over) distributed net realized gains (losses)	1,014	(145)
Net unrealized appreciation	38,276	18,197

Total Net Assets	$1,229,855	$892,886

Total liabilities and net assets	$2,511,074	$1,733,384

Net Asset Value Per Share	$15.15	$14.27

(1)	None of our portfolio companies are controlled by or affiliated to the Company as defined by the Investment Company Act of 1940.
*	Interest receivable includes net unrealized appreciation at March 31, 2006 totaling $17 and net unrealized depreciation at March 31, 2005 totaling $26 (in 000’s), respectively. Credit facility payable includes net unrealized appreciation at March 31, 2006 and March 31, 2005 totaling $1,949 and $0 (in 000’s), respectively (see note 7).
#	Certain amounts have been reclassified to conform to the current period’s presentation.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended March 31, 2006	April 8, 2004* through March 31, 2005#
INVESTMENT INCOME:
Interest	$139,376	$47,833
Dividends	3,656	—
Other Income	9,795	—

Total Investment Income	152,827	47,833

EXPENSES:
Management fees	$23,408	$17,315
Performance-based incentive fees	22,285	—
Interest and other credit facility expenses	12,950	—
Administrative services expense	1,470	988
Insurance expense	844	1,559
Other general and administrative expenses	2,777	2,518

Total expenses	63,734	22,380

Expense offset arrangement (see note 8)	(50)	—

Net expenses	63,684	22,380

Net investment income	$89,143	$25,453

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS AND FOREIGN CURRENCIES:
Net realized gain (loss):
Investments and cash equivalents	7,146	(145)
Foreign currencies	4,019	640

Net realized gain	11,165	495

Net change in unrealized gain:
Investments and cash equivalents	19,428	17,245
Foreign currency translations	651	952

Net change in unrealized gain	20,079	18,197

Net realized and unrealized gain from investments, cash equivalents and foreign currency	31,244	18,692

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$120,387	$44,145

EARNINGS PER COMMON SHARE (see note 5)	$1.90	$0.71

*	Commencement of operations
#	Certain amounts have been reclassified to conform to the current period’s presentation.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except shares)

	Year Ended March 31, 2006	April 8, 2004* through March 31, 2005
Increase in net assets from operations:
Net investment income	$89,143	$25,453
Net realized gains	11,165	495
Net change in unrealized gain	20,079	18,197

Net increase in net assets resulting from operations	120,387	44,145

Dividends and distributions to shareholders (see note 13):	(102,735)	(30,160)

Capital share transactions:
Net Proceeds from shares sold	294,056	871,875
Less offering costs of public share offerings	(396)	(1,722)
Reinvestment of dividends	25,657	8,747

Net increase in net assets from capital share transactions	319,317	878,900

Total increase in net assets:	336,969	892,885
Net assets at beginning of period	892,886	1

Net assets at end of period	$1,229,855	$892,886

Capital share activity
Shares sold	17,250,000	62,000,100
Shares issued from reinvestment of dividends	1,386,978	554,876

Net increase in capital share activity	18,636,978	62,554,976

*	Commencement of operations

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENT OF CASH FLOWS

(in thousands)

	Year ended March 31, 2006	April 8, 2004* through March 31, 2005#
Cash Flows from Operating Activities:
Net Increase in Net Assets Resulting from Operations	$120,387	$44,145
Adjustments to reconcile net increase:
Purchase of investment securities	(1,140,250)	(892,963)
Proceeds from disposition of investment securities	547,119	71,731
Increase from foreign currency transactions	4,469	640
Increase in interest and dividends receivable	(10,151)	(14,831)
Increase in prepaid expenses and other assets	(6,301)	(855)
Increase in management and performance-based incentive fee payable	8,356	4,492
Increase in interest payable	1,300	—
Increase in accrued expenses	866	1,115
Increase in payable for investments and cash equivalents purchased	6,780	834,741
Increase in receivables for securities sold	(17,261)	—
Net change in unrealized (appreciation)/depreciation on investments, cash equivalents, foreign currency translations and other assets and liabilities	(20,079)	(18,197)
Net realized gain on investments and cash equivalents	(11,165)	(495)

Net Cash (Used) Provided by Operating Activities	($515,930)	$29,523

Cash Flows from Financing Activities:
Net proceeds from the issuance of common stock	$294,056	$871,875
Offering costs from the issuance of common stock	(154)	(1,722)
Dividends paid in cash	(77,078)	(21,413)
Borrowings under credit facility	847,379	—
Repayments under credit facility	(521,578)	—

Net Cash Provided by Financing Activities	$542,625	$848,740

NET INCREASE IN CASH AND CASH EQUIVALENTS	26,695	$878,263
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	878,264	1

CASH AND CASH EQUIVALENTS, END OF PERIOD	$904,959	$878,264

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash interest paid during the period	$9,777	$0

Non-cash financing activities consist of the reinvestment of dividends totaling $25,657 and $8,747, respectively (in thousands).

*	Commencement of operations
#	Certain amounts have been reclassified to conform to the current period’s presentation.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

March 31, 2006

(in thousands, except shares)

Portfolio Company (1)	Industry	Par Amount*	Cost	Fair Value (2)
Subordinated Debt/Corporate Notes – 76.2%
Advantage Sales & Marketing, Inc., 12.00%, 3/29/14	Grocery	$30,000	$29,400	$30,000
ALM Media Holdings, Inc., 13.00%, 3/15/13 ♦	Publishing	17,649	17,502	17,649
AMH Holdings II, Inc., 13.625%, 12/1/14 ♦	Building Products	46,826	45,882	45,655
Anthony, Inc., 13.50%, 9/1/12 ♦	Manufacturing	9,707	9,584	9,707
API Heat Transfer, Inc., 13.75%, 12/31/12	Manufacturing	19,218	18,906	19,218
Associated Materials, Inc., 0% / 11.25%, 3/1/14	Building Products	58,415	31,496	34,027
Brenntag Holding GmbH & Co. KG, E+900, 1/25/16	Chemicals	€15,070	17,850	18,875
Collect America, Ltd., 13.50%, 8/5/12 ♦	Financial Services	36,320	35,636	36,320
Eurofresh, Inc., 0% / 14.50%, 1/15/14 ♦	Agriculture	26,504	15,678	15,020
Eurofresh, Inc., 11.50%, 1/15/13 ♦	Agriculture	50,000	50,000	50,375
European Directories (DH5) B.V., 15.735%, 7/1/16	Publishing	€1,857	2,228	2,315
European Directories (DH7) B.V., E+950, 7/1/15	Publishing	€14,424	17,590	17,979
FCI International S.A.S., E+875, 11/3/15 (3)	Electronics	€22,500	27,206	28,249
Fidji Luxembourg (BC2) S.A.R.L., E+1125, 8/3/16 (4)	Electronics	€17,500	20,999	21,284
Hanley Wood LLC, 12.25%, 8/1/2013 ♦	Media	60,000	59,431	60,000
Language Line Holdings, Inc., 0% / 14.125%, 6/15/13	Business Services	27,678	18,452	14,116
Language Line Inc., 11.125%, 6/15/12	Business Services	27,081	26,776	25,253
Latham Manufacturing Corp., 14.00%, 6/30/11	Leisure Equipment	43,760	42,991	43,760
Lexicon Marketing (USA), Inc., 13.75%, 1/2/12	Direct Marketing	27,647	27,170	27,647
LVI Services, Inc., 13.25%, 11/16/12	Environmental	43,000	42,168	43,000
National Renal Institutes, Inc., 14.00%, 3/31/14	Healthcare	10,000	10,000	10,000
N.E.W. Customer Service Companies Inc., 14.00%, Convertible, 8/17/13	Consumer Services	8,320	8,320	12,316
Playpower Holdings Inc., 15.50%, 11/30/12 ♦	Leisure Equipment	70,560	70,560	70,560
Pro Mach Merger Sub, Inc., 13.75%, 6/15/12	Machinery	19,359	19,021	19,359
Safety Products Holdings LLC, 11.75%, 1/1/12 ♦	Manufacturing	27,093	26,588	27,923
SCI Holdings, Inc., 13.00%, 11/15/13	Consumer Services	29,390	29,390	29,390
Sigmakalon Holdco B.V., E+1000, 12/31/15	Chemicals	€47,162	$57,296	$58,000
Sirona Dental Systems GmbH, E+950, 6/30/15	Healthcare	€22,096	26,479	27,676
Source Media Holdings Inc., 13.00%, 11/30/12 ♦	Publishing	$18,240	17,901	18,240
Travelex Global, GBP L+950, 10/30/15	Financial Services	£13,172	24,223	23,248
Tumi Holdings, Inc., L+1100, 12/31/14	Consumer Products	13,175	13,175	13,439
T/Y Merger Corp., 14.75%, 2/26/10	Logistics	18,826	18,588	18,826
WDAC Intermediate Corp., 13.75%, 6/1/15	Publishing	€37,613	49,992	47,527

Total Subordinated Debt/Corporate Notes			$928,478	$936,953

Preferred Equity – 3.0%	Industry	Shares	Cost	Fair Value (2)
DSI Holdings Company, Inc., 15.00% (5)	Healthcare	32,500	$31,687	$32,500
LVI Acquisition Corp, 14.00%	Environmental	1,875	1,875	1,875
Sorenson Communications Holdings, LLC Class B, 10.00%	Consumer Services	1,943	1,943	1,943

Total Preferred Equity			$35,505	$36,318

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (CONTINUED)

March 31, 2006

(in thousands, except shares)

Common Equity/Partnership Interests – 8.8%	Industry	Shares	Cost	Fair Value (2)
CA Holding, Inc.	Financial Services	25,000	$2,500	$2,969
DTPI Holdings, Inc.	Infrastructure	200,000	2,000	723
FSC Holdings Inc.	Media	10,000	10,000	10,658
Garden Fresh Restaurant Holding, LLC	Retail	50,000	5,000	5,000
GS Prysmian Co-Invest L.P. (6,7)	Industrial		24,928	39,354
Latham Acquisition Corp.**	Leisure Equipment	33,091	3,309	3,518
LM Acquisition Ltd. **	Direct Marketing	10,000	10,000	15,408
LVI Acquisition Corp.	Environmental	6,250	625	812
MEG Energy Corp.	Oil & Gas	836,000	19,676	19,707
N.E.W. Customer Service Companies, Inc.	Consumer Services	1,105,961	3,415	6,620
Pro Mach Co-investment, LLC**	Machinery	150,000	1,500	1,826
Sorenson Communications Holdings, LLC Class A	Consumer Services	570,120	57	852
T/Y Merger Corp.**	Logistics	250,000	$2,500	$1,398

Total Common Equity and Partnership Interests			$85,510	$108,845

Bank Debt/Senior Secured Loans (8) – 38.6%		Par Amount*
1st Lien Bank Debt/Senior Secured Loans - 3.0%
Alliance Mortgage Investments, Inc., 6/1/10	Consumer Finance	$36,250	$36,252	$36,250

2nd Lien Bank Debt/Senior Secured Loans - 35.6%
ALM Media Holdings, Inc., 3/7/11	Publishing	$27,750	$27,750	$27,750
American Asphalt & Grading Co., 7/1/11	Infrastructure	26,500	26,500	26,367
American Safety Razor, 9/21/12	Consumer Products	11,500	11,500	11,586
Anthony International, 9/1/11	Manufacturing	13,000	12,894	13,000
C.H.I. Overhead Doors, Inc., 10/22/11	Building Products	10,000	9,957	10,112
Clean Earth, Inc., 10/14/11	Environmental	25,000	24,970	25,312
Cygnus Business Media, Inc., 1/13/10	Media	10,000	9,928	9,950
Diam International, 7/1/12	Consumer Products	20,000	20,000	17,300
Dr. Leonard’s Healthcare Corp., 7/31/12	Direct Marketing	22,000	22,000	22,055
DX III Holdings Corp., 7/28/11	Broadcasting & Entertainment	55,000	53,936	56,650
Garden Fresh Restaurant Corp., 12/22/11	Retail	25,000	24,757	25,000
Healthy Directions, LLC, 8/31/11	Vitamins, Supplements	14,925	14,925	15,000
Natural Products Group LLC, 8/16/12	Direct Marketing	25,000	24,744	25,063
NES Rentals Holdings Inc., 8/17/10	Equipment Rental	19,638	19,638	19,908
N.E.W. Customer Service Companies, 7/1/12	Consumer Services	50,000	50,000	50,875
PGT Industries, Inc., 8/14/12	Buildings & Real Estate	40,000	40,000	40,900
Sorenson Communications, Inc., 5/15/13	Consumer Services	17,000	17,000	17,432
Survey Sampling International, LLC, 5/7/12	Market Research	7,500	7,483	7,580
Tumi Holdings, Inc., 6/30/14	Consumer Products	3,000	3,000	3,030
United Site Services, Inc., 6/30/10	Environmental	$13,462	$13,298	$13,462

Total 2nd Lien Bank Debt/Senior Secured Loans			$434,280	$438,332

Total Bank Debt/Senior Secured Loans			$470,532	$474,582

Total Investments			$1,520,025	$1,556,698

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (CONTINUED)

March 31, 2006

(in thousands, except shares)

Cash Equivalents – 73.0%	Industry	Par Amount*	Cost	Fair Value (2)
U.S. Cash Management Bill, 4.60%, 4/17/06	Government	$900,000	$898,374	$898,374

Total Investments & Cash Equivalents – 199.6% (9)			$2,418,399	$2,455,072
Liabilities in excess of other assets – (99.6%)				(1,225,217)

Net Assets – 100.0%				$1,229,855

(1)	None of our portfolio companies is controlled or affiliated as defined by the Investment Company Act of 1940.
(2)	Fair value is determined by or under the direction of the Board of Directors of the Company (see Note 2).
(3)	Includes 27,433 attached warrants
(4)	Includes 21,336 attached warrants
(5)	Includes 5,011,327 detachable warrants
(6)	Denominated in Euro (€)
(7)	The Company is the sole Limited Partner in GS Prysmian Co-Invest L.P.
(8)	Represent floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the LIBOR (London Inter-bank Offer Rate), EURIBOR (Euro Inter-bank Offered Rate), GBP Libor (London Interbank Offer Rate for British Pounds), or the Prime Rate. At March 31, 2006, the range of interest rates on floating rate investments was 10.47% – 15.98%.
(9)	Aggregate gross unrealized appreciation for federal income tax purposes is $44,670; aggregate gross unrealized depreciation for federal income tax purposes is $16,391. Net unrealized appreciation is $28,279 based on a tax cost of $2,426,793.
♦	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
*	Denominated in USD unless otherwise noted
**	Non-income producing security.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (CONTINUED)

Industry Classification	Percentage at March 31, 2006
Publishing	8.5%
Consumer Services	7.7%
Leisure Equipment	7.6%
Direct Marketing	5.8%
Building Products	5.8%
Environmental	5.4%
Media	5.2%
Chemicals	4.9%
Healthcare	4.5%
Manufacturing	4.5%
Agriculture	4.2%
Financial Services	4.0%
Broadcasting & Entertainment	3.6%
Electronics	3.2%
Consumer Products	2.9%
Buildings & Real Estate	2.6%
Business Services	2.5%
Industrial	2.5%
Consumer Finance	2.3%
Retail	1.9%
Grocery	1.9%
Infrastructure	1.7%
Machinery	1.4%
Logistics	1.3%
Equipment Rental	1.3%
Oil & Gas	1.3%
Vitamins, Supplements	1.0%
Market Research	0.5%

Total Investments	100.0%

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

March 31, 2005

(in thousands, except warrants/shares)

Portfolio Company (1)	Industry	Par Amount	Cost	Fair Value (2)
Subordinated Debt/Corporate Notes – 50.3%
ALM Media Holdings, Inc., 13.00%, 3/15/13 ♦	Publishing	$16,000	$15,841	$16,000
AMH Holdings II, Inc., 13.625%, 12/01/14 ♦	Building Products	45,000	44,002	45,000
Anthony, Inc., 13.50%, 9/01/12 ♦	Manufacturing	9,561	9,427	9,561
Invista, 9.25%, 5/01/12 ♦	Chemicals	35,000	35,000	38,238
Language Line Holdings, Inc., 0% / 14.125%, 6/15/13	Business Services	27,678	15,993	15,846
Language Line Inc., 11.125%, 6/15/12	Business Services	20,646	20,683	21,678
Latham Manufacturing Corp., 14.00%, 6/30/11	Leisure Equipment	31,179	30,570	31,179
Lexicon Marketing (USA), Inc., 13.75%, 1/02/12	Direct Marketing	27,168	26,641	27,168
National Waterworks Holdings, Inc., 12.50%, 1/01/14 ♦	Distribution	37,000	36,285	37,000
N.E.W. Holdings I, LLC, 12.50%, 8/17/11	Consumer Services	26,680	23,454	26,680
N.E.W. Customer Service Companies Inc., 14.00%, Convertible, 8/17/13	Consumer Services	8,320	8,320	12,218
Playpower Holdings Inc., 15.50%, 11/30/12 ♦	Leisure Equipment	60,775	60,775	60,775
Pro Mach Merger Sub, Inc., 13.75%, 6/15/12	Machinery	19,000	18,630	19,000
Source Media Holdings Inc., 13.00%, 11/30/12 ♦	Publishing	17,000	16,632	17,000
T/Y Merger Corp., 14.75%, 2/26/10	Logistics	17,916	17,635	17,916
Tumi Holdings, Inc., 13.67%, 12/31/14	Consumer Products	12,528	12,528	12,528
WDAC Intermediate Corp., 13.75%, 6/01/15*	Advertising	€33,000	44,326	41,235

Total Subordinated Debt/Corporate Notes			$436,742	$449,022

Common Stock/Warrants – 2.4%		Shares/Warrants
Latham Acquisition Corp.	Leisure Equipment	30,000 shs.	$3,000	$3,000
LM Acquisition Ltd.	Direct Marketing	10,000 shs.	10,000	10,000
N.E.W. Customer Service Companies, Inc.	Consumer Services	1,105,961 wts.	3,404	6,031
Pro Mach Coinvestment, LLC	Machinery	150,000 shs.	1,500	1,500
T/Y Merger Corp.	Logistics	250,000 shs.	2,500	900

Total Common Stock/Warrants			$20,404	$21,431

Bank Debt/Senior Secured Loans (3) – 41.2%		Par Amount
1st Lien Bank Debt/Senior Secured Loans - 15.9%
ALM Media Holdings, Inc., 3/05/10	Publishing	$5,000	$5,000	$5,038
Amerco Corp., 2/27/09	Transportation	14,850	15,069	15,221
American Safety Razor, 3/21/12	Consumer Products	2,000	2,000	2,040
Charter Communications, 4/21/11	Cable TV	24,812	24,812	24,946
Cygnus Business Media, Inc., 7/13/09	Media	14,963	14,895	15,037
Directed Electronics, 6/17/10	Electronics	4,859	4,859	4,932
Language Line Inc., 6/11/11	Business Services	6,453	6,437	6,528
MGM\LOC Acquisition Corp., 4/08/12	Leisure	25,000	25,000	25,000
Phillips Health, LLC, 8/23/10	Vitamins, Supplements	12,353	12,293	12,415
Ranpak Corp., 5/26/10	Packaging	5,739	5,739	5,747
Rayovac Corp., 2/06/12	Electronics	10,000	10,000	10,162
Supresta Holdings, Inc., 7/20/11	Chemicals	6,948	6,948	7,086
Trout Coal Holdings, Inc., 3/23/11	Mining	4,000	4,000	4,060
Tumi Holdings, Inc., 12/31/13	Consumer Products	3,500	3,500	3,526

Total 1st Lien Bank Debt/Senior Secured Loans			$140,552	$141,738

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (CONTINUED)

March 31, 2005

(in thousands)

Bank Debt/Senior Secured Loans (3) – (continued)	Industry	Par Amount	Cost	Fair Value (2)

2nd Lien Bank Debt/Senior Secured Loans - 24.2%
ALM Media Holdings, Inc., 3/07/11	Publishing	19,000	19,000	19,380
American Safety Razor, 9/21/12	Consumer Products	13,500	13,500	13,736
Anthony International, 9/01/11	Manufacturing	13,000	12,880	13,000
C.H.I. Overhead Doors, Inc., 10/22/11	Building Products	10,000	9,952	10,163
Cygnus Business Media, Inc., 1/12/10	Media	10,000	9,913	9,975
EuroFresh, 5/14/10	Agriculture	25,000	24,692	25,438
Goodyear Tire & Rubber Co., 4/30/10	Tires	10,000	10,000	10,000
Grand Vehicle Works Holding Corp., 7/23/11	Manufacturing	10,000	10,000	9,000
Mueller Group Inc., 11/01/11	Industrial	17,000	17,000	17,255
NES Rentals Holdings Inc., 8/17/10	Equipment Rental	24,875	24,875	25,528
Phillips Health, LLC, 8/20/11	Vitamins, Supplements	14,963	14,817	15,037
Ranpak Corp., 3/17/11	Packaging	10,000	10,000	10,150
Source Media Inc., 11/30/12	Publishing	10,000	10,000	10,131
Trout Coal Holdings, Inc., 3/23/12	Mining	4,000	4,000	4,080
Tumi Holdings, Inc., 6/30/14	Consumer Products	3,000	3,000	3,030
United Site Services, Inc., 6/30/10	Environmental	10,000	9,905	10,000
Wyle Laboratories, Inc., 7/28/11	Aerospace	10,000	10,000	10,200

Total 2nd Lien Bank Debt/Senior Secured Loans			$213,534	$216,103

Unsecured Bank Debt – 1.1%
Sealy Mattress Co., 4/08/13	Consumer Products	10,000	$10,000	$10,188

Total Bank Debt/Senior Secured Loans			$364,086	$368,029

Total Investments			$821,232	$838,482

Cash Equivalents – 97.8%
U.S. Cash Management Bill, 2.70%, 04/15/05	Government	$800,000	$799,171	$799,171
U.S. Treasury Bill, 2.70%, 04/21/05	Government	74,000	73,890	73,885

Total Cash Equivalents			$873,061	$873,056

Total Investments & Cash Equivalents – 191.7% (4)			$1,694,293	$1,711,538
Liabilities in excess of other assets – (91.7%)				(818,652)

Net Assets – 100.0%				$892,886

(1)	None of our portfolio companies is controlled or affiliated as defined by the Investment Company Act of 1940.
(2)	Fair value is determined by or under the direction of the Board of Directors of the Company (see Note 2).

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (CONTINUED)

March 31, 2005

(in thousands)

(3)	Represent floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the LIBOR (London Interbank Offer Rate) or the Prime Rate.
(4)	Aggregate cost for Federal Income tax purposes is $1,698,651 (in thousands).
♦	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
*	Denominated in Euros (“€”)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (CONTINUED)

Industry Classification	Percentage at March 31, 2005
Publishing	13.0%
Leisure Equipment	11.3%
Building Products	6.6%
Consumer Services	5.4%
Chemicals	5.4%
Consumer Products	5.4%
Business Services	5.2%
Direct Marketing	4.4%
Distribution	4.4%
Manufacturing	3.8%
Vitamins, Supplements	3.3%
Media	3.0%
Agriculture	3.0%
Equipment Rental	3.0%
Cable TV	3.0%
Leisure	3.0%
Machinery	2.4%
Logistics	2.2%
Industrial	2.1%
Packaging	1.9%
Electronics	1.8%
Transportation	1.8%
Environmental	1.2%
Tires	1.2%
Aerospace	1.2%
Mining	1.0%

Total Investments	100.0%

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

Our financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-K and Regulation S-X. In accordance with Article 6-09 of Regulation S-X under the Exchange Act, we are providing a Statement of Changes in Net Assets in lieu of a Statement of Changes in Stockholders’ Equity. Accordingly, certain prior period amounts have been reclassified to conform to the current period presentation. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements, have been included.

The significant accounting policies consistently followed by Apollo Investment are:

(a)	Security transactions are accounted for on the trade date;

(b)

Investments for which market quotations are readily available are valued at such market quotations; debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by or under the direction of our Board of Directors. Subordinated debt, senior secured debt and other debt securities with maturities greater than 60 days are valued by an independent pricing service or at the mean between the bid and ask prices from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). With respect to certain private equity securities, each investment is valued using comparisons of financial ratios of the portfolio companies that issued such private equity securities to peer companies that are public. The value is then discounted to reflect the illiquid nature of the investment. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we will use the pricing indicated by the external event to corroborate our private equity valuation. Because we expect that there will not be a readily available market value for many of the investments in our portfolio, we expect to value a substantial portion of our investments at fair value as determined in good faith by or under the direction of our Board of Directors using a documented valuation policy and a consistently applied valuation process. Due to the

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(CONTINUED)

(in thousands except share and per share amounts)

inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

With respect to our investments for which market quotations are not readily available, our Board of Directors undertakes a multi-step valuation process each quarter, as described below:

(1)	The Company’s quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment;

(2)	Preliminary valuation conclusions are then documented and discussed with our senior management;

(3)	Independent valuation firms engaged by our board of directors conduct independent appraisals and review management’s preliminary valuations and their own independent assessment;

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

(c)	Investments purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates value;

(d)	Gains or losses on the sale of investments are calculated by using the specific identification method;

(e)	Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as interest income;

(f)	The Company intends to comply with the applicable provisions of the Internal Revenue Code of 1986, as amended, pertaining to regulated investment companies to make distributions of taxable income sufficient to relieve it from substantially all Federal income and excise taxes;

(g)	Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from accounting principles generally accepted in the United States of America; accordingly, at March 31, 2006, $3,947 was reclassified on our balance sheet between distributions in excess of net investment income and accumulated net realized gains. Total earnings and net asset value is not affected;

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(CONTINUED)

(in thousands except share and per share amounts)

(h)	Dividends and distributions to common stockholders are recorded as of record date. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually.

(i)	The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. The Company’s investments in foreign securities may involve certain risks such as foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments and therefore the earnings of the Company.

(j)	The Company may enter into forward exchange contracts in order to hedge against foreign currency risk. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled.

(k)	The Company records origination expenses related to its multi-currency credit facility as prepaid assets. These expenses are deferred and amortized using the straight-line method over the stated life of the facility and in accordance with FAS 91.

(l)	The Company records registration expenses related to Shelf filings as prepaid assets. These expenses are charged as a reduction of capital upon utilization, in accordance with Section 8.24 of the AICPA Audit and Accounting Guide for Investment Companies.

Note 3. Agreements

Apollo Investment has an Investment Advisory and Management Agreement with the Investment Adviser, Apollo Investment Management, L.P., under which the Investment Adviser, subject to the overall supervision of Apollo Investment’s Board of Directors, will manage the day-to-day operations of, and provide investment advisory services to, Apollo Investment. For providing these services, the Investment Adviser receives a fee from Apollo Investment, consisting of two components—a base management fee and an incentive fee. The base management fee is determined by taking the average value of Apollo Investment’s gross assets at the end of the two most recently completed calendar quarters calculated at an annual rate of 2.00%. The incentive fee has two parts, as follows: one part is calculated and payable quarterly in arrears based on Apollo Investment’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus Apollo Investment’s operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income does not include any realized capital gains computed net of all realized capital losses and unrealized capital depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of Apollo Investment’s net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7% annualized). Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 2% base management fee. Apollo Investment pays the Investment Adviser an incentive fee with respect to Apollo Investment’s pre-incentive fee net investment income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which Apollo Investment’s pre-incentive fee net investment income does not exceed the hurdle rate;

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(CONTINUED)

(in thousands except share and per share amounts)

(2) 100% of Apollo Investment’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter; and (3) 20% of the amount of Apollo Investment’s pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are appropriately pro rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Management Agreement, as of the termination date), commencing on December 31, 2004, and will equal 20% of Apollo Investment’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the advisor.

For the fiscal year ended March 31, 2006 and the period April 8, 2004 (commencement of operations) through March 31, 2005, the Investment Adviser received $23,408 and $17,315, respectively, in base investment advisory and management fees and $22,285 and $0, respectively, in performance-based net investment income incentive fees from Apollo Investment.

Apollo Investment has also entered into an Administration Agreement with Apollo Investment Administration, LLC (the “Administrator”) under which the Administrator provides administrative services for Apollo Investment. For providing these services, facilities and personnel, Apollo Investment reimburses the Administrator for Apollo Investment’s allocable portion of overhead and other expenses incurred by Apollo Administration in performing its obligations under the Administration Agreement, including rent and Apollo Investment’s allocable portion of its chief financial officer and chief compliance officer and their respective staffs. The Administrator will also provide on Apollo Investment’s behalf managerial assistance to these portfolio companies to which Apollo Investment is required to provide such assistance.

For the fiscal year ended March 31, 2006 and the period April 8, 2004 (commencement of operations) through March 31, 2005, the Administrator was reimbursed $1,017 and $674, respectively, from Apollo Investment on the $1,470 and $988, respectively, of expenses accrued under the Administration Agreement.

On April 14, 2005, Apollo Investment entered into an $800,000,000 Senior Secured Revolving Credit Agreement (the “Credit Agreement”), among Apollo Investment, the lenders party thereto and JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent for the lenders. Effective December 29, 2005, lenders provided additional commitments in the amount of $100,000,000, increasing the total facility size to $900,000,000 on the same terms and conditions as the existing commitments. On March 31, 2006, Apollo Investment Corporation amended and restated its $900,000,000 senior secured, multi-currency, revolving credit facility due April 14, 2010. The amended Facility increases total commitments outstanding to $1,250,000,000 and extends the maturity date to April 13, 2011. The amended Facility also permits Apollo to seek additional commitments from new and existing lenders in the future, up to an aggregate amount not to exceed $2,000,000,000. Pricing remains at 100 basis points over LIBOR. The Facility will be used to supplement Apollo’s equity capital to make additional portfolio investments. From time to time, certain of the lenders provide customary commercial and investment banking services to affiliates of Apollo Investment. JPMorgan also serves as custodian and fund accounting agent for Apollo Investment.

Note 4. Net Asset Value Per Share

At March 31, 2006, the Company’s total net assets and net asset value per share were $1,229,855 and $15.15, respectively. This compares to total net assets and net asset value per share at March 31, 2005 of $892,885,683 and $14.27, respectively.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(CONTINUED)

(in thousands except share and per share amounts)

Note 5. Earnings Per Share

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations for the year ended March 31, 2006 and the period April 8, 2004 (commencement of operations) through March 31, 2005, respectively:

	Year Ended March 31, 2006	April 8, 2004* through March 31, 2005
Numerator for increase in net assets per share:	$120,387	$44,145
Denominator for basic and diluted weighted average shares:	63,467,534	62,094,675
Basic and diluted net increase in net assets per share resulting from operations:	$1.90	$0.71

*	Commencement of Operations

Note 6. Investments

Investments and cash equivalents consisted of the following as of March 31, 2006 and March 31, 2005, respectively:

	March 31, 2006		March 31, 2005
	Cost	Fair Value	Cost	Fair Value
Subordinated Debt/Corporate Notes	$928,478	$936,953	$436,742	$449,022
Preferred Equity	35,505	36,318	—	—
Common Equity/Partnership Interests	85,510	108,845	20,404	21,431
Bank Debt/Senior Secured Loans	470,532	474,582	364,086	368,029
Cash Equivalents	898,374	898,374	873,061	873,056

Totals	$2,418,399	$2,455,072	$1,694,293	$1,711,538

Note 7. Foreign Currency Transactions and Translations

At March 31, 2006, the Company had an open foreign currency contract to sell euro forward and bears the market risk that arises from changes in foreign currency exchange rates. Unrealized depreciation on the contract is reflected in the accompanying financial statements as follows:

Foreign Currency	Local Currency	Cost	Market Value	Settlement Date	Unrealized Depreciation
To Sell: Euro	€39,675	$47,923	$48,286	06/08/06	$363

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(CONTINUED)

(in thousands except share and per share amounts)

At March 31, 2006, the Company had outstanding non-US borrowings on its $1.25 billion multicurrency revolving credit facility denominated in euros, pounds sterling, and Canadian dollars. Unrealized appreciation on these outstanding borrowings is indicated in the table below:

Foreign Currency	Local Currency		Original Borrowing Cost	Current Value	Reset Date	Unrealized Appreciation (Depreciation)
Euro		€17,500	$21,178	$21,178	4/7/2006	$0
Euro		€10,090	12,489	12,210	4/11/2006	279
Euro		€15,000	18,141	18,152	4/20/2006	(11)
Euro		€25,061	30,246	30,328	4/24/2006	(82)
Euro		€20,022	24,888	24,229	6/6/2006	659
Pounds Sterling		£13,000	23,916	22,549	6/7/2006	1,367
Euro		€2,500	3,001	3,025	6/16/2006	(24)
Euro		€45,525	55,070	55,092	6/20/2006	(22)
Canadian Dollar	C$	23,000	19,684	19,715	6/23/2006	(31)
Euro		€22,000	26,437	26,623	6/27/2006	(186)

			$235,050	$233,101		$1,949

Note 8. Expense Offset Arrangement

The Company benefits from an expense offset arrangement with JPMorgan Chase Bank, N.A. (“custodian bank”) whereby the Company earns credits on any uninvested US dollar cash balances held by the custodian bank. These credits are applied by the custodian bank as a reduction of the monthly custody fees charged to the Company. The total amount of credits earned during the year ended March 31, 2006 is $50.

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

Note 10. Repurchase Agreements

The Company enters into repurchase agreements as part of its investment program. The Company’s custodian takes possession of collateral pledged by the counterparty. The collateral is marked-to-market daily to ensure that the value, plus accrued interest, is at least equal to the repurchase price. In the event of default of the obligor to repurchase, the Company has the right to liquidate the collateral and apply the proceeds in satisfaction of the obligation. Under certain circumstances, in the event of default or bankruptcy by the counterparty to the agreement, realization and/or retention of the collateral or proceeds may be subject to legal proceedings. There were no repurchase agreements outstanding at March 31, 2006.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(CONTINUED)

(in thousands except share and per share amounts)

Note 11. Financial Highlights

The following is a schedule of financial highlights for the year ended March 31, 2006 and the period April 8, 2004 (commencement of operations) through March 31, 2005:

	Fiscal Year Ended March 31, 2006	April 8, 2004* through March 31, 2005
Per Share Data:
Net asset value, beginning of period	$14.27	$14.06

Net investment income	1.41	0.41
Net realized and unrealized gain	0.49	0.31

Net increase in net assets resulting from operations	1.90	0.72
Dividends to shareholders (1)	(1.62)	(0.48)
Effect of anti-dilution	0.61	—
Offering Costs	(0.01)	(0.03)

Net asset value at end of period	$15.15	$14.27

Per share market value at end of period	$17.81	$16.78
Total return (2)	12.94%	15.32%
Shares outstanding at end of period	81,191,954	62,554,976

Ratio/Supplemental Data:
Net assets at end of period (in millions)	$1,229.9	$892.9
Ratio of net investment income to average net assets	9.89%	2.96	%(3)
Ratio of operating expenses to average net assets**	5.64%	2.60	%(3)
Ratio of credit facility related expenses to average net assets	1.44%	—

Ratio of total expenses to average net assets**	7.08%	2.60	%(3)
Average debt outstanding***	$325,639	$0
Average debt per share***	$5.10	$0
Portfolio turnover ratio	39.2%	14.7%

(1)	Dividends and distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under accounting principles generally accepted in the United States of America.
(2)	Total return is based on the change in market price per share during the respective periods. It also takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan. Total return is not annualized.
(3)	Annualized for the period April 8, 2004 through March 31, 2005.
*	Commencement of operations
**	The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is 5.63% and 7.07%, respectively, inclusive of the expense offset arrangement (see Note 8).
***	Average debt outstanding and per share is calculated from July 8, 2005 (the date of the Company’s first borrowing from its revolving credit facility) through March 31, 2006, and average debt per share is calculated as average debt outstanding divided by the average shares outstanding during the period (in 000’s).

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(CONTINUED)

(in thousands except share and per share amounts)

Information about our senior securities is shown in the following table as of each year ended March 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Revolving Credit Facility
Fiscal 2006	$323,852	$4,798	$—	N/A
Fiscal 2005	$0	$0	$—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented (in 000’s).
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, as senior securities are not registered for public trading.

Note 12. Credit Agreement and Borrowings

At March 31, 2006 and under the terms of the amended and restated credit Agreement, the lenders agreed to extend credit to Apollo Investment in an aggregate principal or face amount not exceeding $1.25 billion at any one time outstanding. The Credit Agreement is a five-year revolving facility (with a stated maturity date of April 14, 2011) and is secured by substantially all of the assets in Apollo Investment’s portfolio, including cash and cash equivalents. Pricing is set at 100 basis points over LIBOR. The Credit Agreement contains affirmative and restrictive covenants, including: (a) periodic financial reporting requirements, (b) maintaining minimum shareholders’ equity of the greater of (i) 40% of the total assets of Apollo Investment and its subsidiaries as at the last day of any fiscal quarter and (ii) the sum of (A) $300 million plus (B) 25% of the net proceeds from the sale of equity interests in Apollo Investment after the closing date of the Credit Agreement, (c) maintaining a ratio of total assets (less total liabilities) to total indebtedness, in each case of Apollo Investment and its subsidiaries, of not less than 2.0:1.0, (d) maintaining minimum liquidity, (e) limitations on the incurrence of additional indebtedness, (f) limitations on liens, (g) limitations on investments (other than in the ordinary course of Apollo Investment’s business), (h) limitations on mergers and disposition of assets (other than in the normal course of Apollo Investment’s business activities) and (i) limitations on the creation or existence of agreements that prohibit liens on properties of Apollo Investment’s subsidiaries. In addition to the asset coverage ratio described in clause (c) of the preceding sentence, borrowings under the Credit Agreement (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in Apollo Investment’s portfolio. The Credit Agreement currently provides for the ability of Apollo Investment to seek additional commitments from lenders in an aggregate amount of up to $750 million. The Credit Agreement is used to supplement Apollo Investment’s equity capital to make additional portfolio investments and for other general corporate purposes.

At March 31, 2006, the Company had $323,852 (at value) drawn on its $1,250,000 revolving credit facility. The weighted average annual interest cost for the fiscal year ended March 31, 2006 was 4.65%, exclusive of 0.79% for commitment fees and for other prepaid expenses related to establishing the credit facility.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(CONTINUED)

(in thousands except share and per share amounts)

The average debt outstanding on the credit facility was $325,639 for the period that borrowings were outstanding from July 8, 2005 through March 31, 2006. The maximum amount borrowed during this period was $532,571. The remaining amount available under the facility was $926,148 at March 31, 2006.

At March 31, 2006, the Company was in compliance with all financial and operational covenants required by the Credit Agreement.

Note 13(a). Income Tax Information and Distributions to Shareholders

The tax character of dividends paid during the fiscal year ended March 31, 2006 was as follows:

Ordinary income	$98,530
Long-term capital gains	4,205

Total Dividends Paid	$102,735

As of March 31, 2006, the components of accumulated earnings on a tax basis were as follows:

Distributable ordinary income	$2,536
Other book/tax temporary differences	(1,144)
Unrealized appreciation	30,245	*

Total accumulated gains	$31,637

*	The difference between book-basis and tax-basis unrealized appreciation is attributable primarily to the receipt of upfront fees and the realization of the marked-to-market loss on our forward foreign currency contract.

As of March 31, 2006, we had a post-October currency loss deferral of $992.

Note 13(b). Other Tax Information (unaudited)

The percentage of ordinary income distributions paid during the fiscal year ended March 31, 2006 eligible for qualified dividend income treatment is 3.40%. The percentage of ordinary income distributions paid during the fiscal year ended March 31, 2006 eligible for the 70% dividends received deduction for corporate shareholders is 3.40%.

Note 14. Selected Quarterly Financial Data (unaudited)

Quarter Ended	Investment Income		Net Investment Income (Loss)		Net Realized And Unrealized Gain (Loss) on Assets		Net Increase In Net Assets From Operations
	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
March 31, 2006	42,453	0.65	22,652	0.35	19,619	0.30	42,271	0.65

December 31, 2005	37,567	0.60	20,554	0.33	12,992	0.20	33,546	0.53

September 30, 2005	35,013	0.56	20,693	0.33	10,316	0.16	31,009	0.49

June 30, 2005	37,793	0.60	25,244	0.41	(11,684)	(0.19)	13,560	0.22

March 31, 2005	21,321	0.34	15,559	0.25	(3,234)	(0.05)	12,325	0.20

December 31, 2004	14,816	0.24	9,108	0.15	16,063	0.25	25,171	0.40

September 30, 2004	7,889	0.12	2,263	0.03	3,523	0.06	5,786	0.09

June 30, 2004	3,807	0.06	(1,477)	(0.02)	2,340	0.04	863	0.02

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2006 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting, which appears on page 32 of this Form 10-K, is incorporated by reference herein.

(c) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financing reporting that occurred during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

MANAGEMENT

Our business and affairs are managed under the direction of our board of directors. The board of directors currently consists of eight members, six of whom are not “interested persons” of Apollo Investment as defined in Section 2(a)(19) of the 1940 Act. We refer to these individuals as our independent directors. Our board of directors elects our officers, who serve at the discretion of the board of directors.

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

Directors

Information regarding the board of directors is as follows:

Name	Age	Position	Director Since	Expiration of Term
Interested Directors
Michael S. Gross	44	Chairman of the Board of Directors	2004	2007
John J. Hannan	53	Chief Executive Officer and Director	2004	2006
Independent Directors*
Martin E. Franklin	41	Director	2004	2008
Carl Spielvogel	77	Director	2004	2008
Elliot Stein, Jr.	57	Director	2004	2007
Gerald Tsai, Jr.	77	Director	2004	2006
Bradley J. Wechsler	54	Director	2004	2007

*	Effective as of April 24, 2006, Thomas A. Daschle (age 58) became a Director. His term will expire in 2008.

The address for each director is c/o Apollo Investment Corporation, 9 West 57th Street, New York, NY 10019.

Executive officers who are not directors

Information regarding our executive officers who are not directors is as follows:

Name	Age	Position
Arthur H. Penn	42	President and Chief Operating Officer

Michael D. Weiner	53	Vice President and Assistant Secretary

Richard L. Peteka	44	Chief Financial Officer and Treasurer

Gordon E. Swartz	58	Chief Compliance Officer and Secretary

The address for each executive officer is c/o Apollo Investment Corporation, 9 West 57th Street, New York, NY 10019.

Biographical information

Directors

Our directors have been divided into two groups—interested directors and independent directors. Interested directors are interested persons as defined in the 1940 Act.

Independent directors

Thomas A. Daschle (58) Director. Senator Daschle became a director of Apollo Investment on April 24, 2006. Sen. Daschle has been a Special Policy Adviser to Alston & Bird since March 2005. Prior to that, he was the United States Senate Majority Leader. He is currently a director of Intermedia Partners (venture capital fund); CB Richard Ellis (real estate); Mayo Clinic, Council on the Freedom Forum, and National Democratic Institute for Institutional Affairs and a member of the Council on Foreign Relations.

Martin E. Franklin (41) Director. Mr. Franklin became a director of Apollo Investment in March 2004. Mr. Franklin has served as Chairman and Chief Executive Officer of Jarden Corporation (f/k/a Alltrista Corporation), a broad based consumer products’ company, since 2001. Prior to joining Jarden Corporation, Mr. Franklin served as Chairman and a director of Bollé, Inc. from 1997 to 2000, Chairman of Lumen Technologies from 1996 to 1998, and as Chairman and CEO of its predecessor, Benson Eyecare Corporation from 1992 to 1996. Mr. Franklin currently serves as a director of Kenneth Cole Productions, Inc. Mr. Franklin also serves as a director and trustee of a number of charitable institutions.

Carl Spielvogel (77) Director. Ambassador Spielvogel became a director of Apollo Investment in March 2004. Amb. Spielvogel has been Chairman and Chief Executive Officer for Carl Spielvogel Associates, Inc., an international management and counseling company, from 1997 to 2000 and from 2001 to present. In 2000-2001, Amb. Spielvogel served as U.S. Ambassador to the Slovak Republic, based in Bratislava, Slovakia. From 1994 to 1997, Amb. Spielvogel was Chairman and Chief Executive Officer of the United AutoGroup, Inc., one of the first publicly-owned auto dealership groups. Earlier, Amb. Spielvogel was Chairman and Chief Executive Officer of Backer Spielvogel Bates Worldwide, a global marketing communications company from 1985 to 1994. Amb. Spielvogel currently is a director of the Interactive Data Corporation, Inc. He is also a trustee to the Metropolitan Museum of Art, a member of the board of trustees and Chairman of the business council of the Asia Society, a member of the board of trustees of the Lincoln Center for the Performing Arts, a member of the Council on Foreign Relations and member of the board of trustees of the Institute for the Study of Europe, at Columbia University, and a member of the Executive Committee of the Council of American Ambassadors.

Elliot Stein, Jr. (57) Director. Mr. Stein became a director of Apollo Investment in March 2004. Mr. Stein has served as chairman of Caribbean International News Corporation since 1985. He is also a managing director of Commonwealth Capital Partners as well as various private companies including VTG Holdings Inc., Cloud Solutions LLC and Bargain Shop Holdings, Inc. Mr. Stein is a trustee of Claremont Graduate University and the New School University and is a member of the Board of Councilors of the Annenberg School of Communications at the University of Southern California. He is a member of the Council on Foreign Relations.

Gerald Tsai, Jr. (77) Director. Mr. Tsai, a private investor, became a director of Apollo Investment in March 2004. Mr. Tsai currently serves on several boards of directors including Sequa Corporation, Zenith National Insurance Corp., Triarc Companies, Inc. and United Rentals, Inc. Previously, Mr. Tsai was chairman of the board, president and Chief Executive Officer of Delta Life Corporation from 1993 to 1997. He also joined Primerica Corporation in 1982 and served in various positions until 1988, the latest as chairman of the board and Chief Executive Officer. Mr. Tsai currently serves as a trustee of NYU Hospitals Center and New York University School of Medicine Foundation.

Bradley J. Wechsler (54) Director. Mr. Wechsler became a director of Apollo Investment in April 2004. Mr. Wechsler has been the Co-Chairman and Co-Chief Executive Officer of IMAX Corporation since May, 1996.

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

Interested directors

Michael S. Gross (44) Chairman of the Board of Directors. Mr. Gross became President, Chief Executive Officer and director of Apollo Investment in February 2004. He resigned as Chief Executive Officer and President in February 2006. Mr. Gross co-founded Apollo in 1990, founded the Apollo Distressed Investment Fund, L.P. in 2003 and is the chairman of the Investment Committee and the founder of Apollo Investment Management. Mr. Gross currently serves on several boards of directors including Saks, Inc. and United Rentals, Inc. He is a founding member, and serves on the executive committee, of the Youth Renewal Fund, is the chairman of the board of Mt. Sinai Children’s Center Foundation, serves on the Board of Trustees of the Trinity School and on the corporate advisory board of the University of Michigan Business School.

John J. Hannan (53) Chief Executive Officer and Director. Mr. Hannan became a director of Apollo Investment in March 2004 and was elected our Chief Executive Officer in February 2006. Mr. Hannan, a senior partner of Apollo, co-founded Apollo Management, L.P. in 1990 and Apollo Real Estate Advisors, L.P. (an investment manager affiliated with Apollo’s real estate investment funds) in 1993. Mr. Hannan serves on several boards of directors, including the board of Vail Resorts, Inc.

Executive officers who are not directors

Arthur H. Penn (42) President and Chief Operating Officer. Mr. Penn joined Apollo in April 2003 as a partner with a focus on Apollo’s debt-oriented activities. Mr. Penn was elected President of Apollo Investment in February 2006 and is a managing partner and co-founder of Apollo Investment Management and the Apollo Distressed Investment Fund, L.P. Mr. Penn served as Global Head of Leveraged Finance at UBS Warburg LLC (now UBS Securities LLC) from 1999 through 2001. Previously, Mr. Penn was Global Head of Fixed Income Capital Markets for BT Securities and BT Alex Brown Incorporated from 1994 to 1999. From 1992 to 1994, Mr. Penn served as Head of High Yield Capital Markets at Lehman Brothers.

Michael D. Weiner (53) Vice President, Assistant Secretary and Chief Legal Officer. Mr. Weiner joined Apollo and Apollo Real Estate Advisors in, and has served as general counsel of the Apollo organization since, 1992. Prior to joining Apollo, Mr. Weiner was a partner in the law firm of Morgan, Lewis & Bockius. Mr. Weiner serves on several boards of directors, including SkyTerra Communications, Inc., Hughes Communications, Inc. and Quality Distribution, Inc.

Richard L. Peteka (44) Chief Financial Officer and Treasurer. Mr. Peteka joined Apollo Investment Corporation in June 2004 as its Chief Financial Officer and Treasurer. Prior to joining the firm, he was Chief Financial Officer and Treasurer of various closed-end and open-end registered investment companies for Citigroup Asset Management. He joined Citigroup Asset Management as a Director in July 1999.

Gordon E. Swartz (58) Chief Compliance Officer and Secretary. Mr. Swartz became the Chief Compliance Officer of Apollo Investment in October 2004. Prior to joining Apollo, Mr. Swartz was an Associate General Counsel of Citigroup Asset Management.

The Audit Committee

The Audit Committee operates pursuant to a charter approved by the Board of Directors. The charter sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to serve as an independent and objective party to assist the Board of Directors in fulfilling its responsibilities for overseeing and monitoring the quality and integrity of the Company’s financial statements, the adequacy of the Company’s system of internal controls, the review of the independence, qualifications and performance of the Company’s independent registered public accounting firm, and the performance of the Company’s internal audit function. The Audit Committee is presently composed of five persons, including Messrs. Franklin (Chairman), Daschle, Stein, Tsai and Spielvogel all of whom are considered independent. The Company’s Board of Directors has determined that Messrs. Franklin and Tsai are “audit committee financial experts” as defined under Item 401 of Regulation S-K of the Securities Exchange Act of 1934 (the “Exchange Act”). Messrs. Franklin and Tsai each meet the current independence and experience requirements of Rule 10A-3 of the Exchange Act and, in addition, are not “interested persons” of the Company as defined in Section 2(a)(19) of the Investment Company Act of 1940.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the Securities and Exchange Commission and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4 and 5 filed by such persons, the Company believes that during the fiscal year ended March 31, 2006, all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

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

COMPENSATION OF DIRECTORS AND OFFICERS

The following table shows information regarding the compensation expected to be received by the independent directors for the fiscal year ended March 31, 2006. No compensation is paid to directors who are “interested persons.”

Name	Aggregate compensation from Apollo Investment	Pension or retirement benefits accrued as part of our expenses (1)	Total compensation from Apollo Investment paid to director/officer
Independent directors (2)
Martin E. Franklin	$111,500	None	$111,500
Carl Spielvogel	108,000	None	108,000
Elliot Stein, Jr.	112,000	None	112,000
Gerald Tsai, Jr.	104,500	None	104,500
Bradley J. Wechsler	94,500	None	94,500

Interested directors
Michael S. Gross	None	None	None
John J. Hannan	None	None	None

Officers
Arthur H. Penn	None	None	None
Michael D. Weiner	None	None	None
Richard L. Peteka (3)	None	None	None
Gordon E. Swartz (3)	None	None	None

(1)	We do not have a profit sharing or retirement plan, and directors do not receive any pension or retirement benefits.
(2)	Effective as of April 24, 2006, Thomas A. Daschle (age 58) became a Director. His term will expire in 2008.
(3)	Richard L. Peteka and Gordon E. Swartz are employees of Apollo Administration.

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

As of March 31, 2006, there were no persons that owned 25% or more of our outstanding voting securities, and no person would be deemed to control us, as such term is defined in the 1940 Act.

The following table sets forth, as of March 31, 2006, each stockholder who owned more than 5% of our outstanding shares of common stock, each director, the chief executive officer, our executive officers and our directors and executive officers as a group. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power.

Our directors have been divided into two groups—interested directors and independent directors. Interested directors are “interested persons” as defined in the Investment Company Act of 1940.

The following table sets forth, as of March 31, 2006, certain ownership information with respect to our common stock for those persons who directly or indirectly own, control or hold with the power to vote, 5% or more of our outstanding common stock and all officers and directors, as a group. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power.

Name and address	Type of ownership (1)	Shares owned	Percentage of common stock outstanding
AIC Co-Investors LLC (2)	Beneficial	1,132,328	1.4%
Wellington Management Company, LLP (3)	Beneficial	5,745,453	7.1%
All officers and directors as a group (11 persons) (4)	Beneficial		* %

*	Represents less than 1%.
(1)	All of our common stock is owned of record by Cede & Co., as nominee of the Depository Trust Company.
(2)	AIC Co-Investors LLC is a special purpose entity related to Apollo Investment Management.
(3)	Wellington Management Company, LLP retains (a) shared power to vote or to direct the vote as to 4,789,487 shares and (b) shared power to dispose or to direct the disposition of 5,745,453 shares.
(4)	The address for all officers and directors is c/o Apollo Investment Corporation, 9 West 57th Street, New York, NY 10019.

The following table sets forth the dollar range of our equity securities beneficially owned through interests in Apollo Investment Management by each of our directors as of March 31, 2006. (We are not part of a “family of investment companies,” as that term is defined in the 1940 Act.)

Name of Director	Dollar Range of Equity Securities in Apollo Investment (1)
Independent Directors (2)
Martin E. Franklin	$100,001–$500,000
Carl Spielvogel	$50,001–$100,000
Elliot Stein, Jr.	$50,001–$100,000
Gerald Tsai, Jr.	$100,001–$500,000
Bradley J. Wechsler	$100,001–$500,000

Interested Directors and Executive Officers
Michael S. Gross	Over $1,000,000	(3)(4)
John J. Hannan	$500,000–$1,000,000	(4)
Arthur H. Penn	$500,000–$1,000,000	(4)

(1)	Dollar ranges are as follows: None, $1–$10,000, $10,001–$50,000, $50,001–$100,000, $100,001–$500,000, $500,001–$1,000,000 or over $1,000,000.
(2)	Effective as of April 24, 2006, Thomas A. Daschle (age 58) became a Director. His term will expire in 2008.
(3)	Reflects shares held by family foundation and trusts.
(4)	Reflects pecuniary interests in AIC Co-Investors LLC. Messrs. Gross, Hannan and Penn disclaim beneficial ownership of shares held by AIC Co-Investors LLC.

Item 13.	Certain Relationships and Related Transactions

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

The audit committee of the board of directors selected PricewaterhouseCoopers LLP as independent auditors for the Company for the fiscal year ending March 31, 2006. PricewaterhouseCoopers LLP has confirmed that they are independent accountants with respect to the Company within the meaning of the Securities Acts administered by the Securities and Exchange Commission and the requirements of the Independence Standards Board.

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings. Fees incurred during the fiscal years ending March 31, 2006 and March 31, 2005 by Apollo Investment were $350,000 and $105,000, respectively.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. Audit-related fees incurred by Apollo Investment during the fiscal years ending March 31, 2006 and March 31, 2005 were $59,100 and $0, respectively.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees incurred by Apollo Investment during the fiscal years ending March 31, 2006 and March 31, 2005 were $0 and $10,000, respectively, which represented work related to our RIC qualification, excise tax distribution requirements and form extensions.

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

Based on the Audit Committee’s discussion with management and the independent auditors, the Audit Committee’s review of the audited financial statements, the representations of management and the report of the independent auditors to the Audit Committee, the Audit Committee has recommended that the board of directors include the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 for filing with the Securities and Exchange Commission. The Audit Committee has also appointed PricewaterhouseCoopers LLP to serve as independent auditors for the year ended March 31, 2007.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements.

Refer to Item 8 above.

(a)(2)	Financial Statement Schedules

None.

(a)(3)	Exhibits

	3.1(a)	Articles of Amendment (1)
	3.1(b)	Articles of Amendment and Restatement (2)
	3.2(a)	Bylaws (2)
	3.2(b)*	Amended and Restated Bylaws
	4.1	Form of Stock Certificate (3)
	10.1	Investment Advisory Management Agreement between Registrant and Apollo Investment Management, L.P. (2)
	10.1(b)*	Supplement to the Investment Advisory Management Agreement between Registrant and Apollo Investment Management, L.P.
	10.2	Administration Agreement between Registrant and Apollo Investment Administration, LLC (2)
	10.3	Dividend Reinvestment Plan (3)
	10.4	Custodian Agreement (3)
	10.5	License Agreement between the Registrant and Apollo Management, L.P. (2)
	10.6	Form of Transfer Agency and Service Agreement (2)
	10.7	Amended and Restated Senior Secured Revolving Credit Agreement (4)
	11.1*	Statement regarding computation of per share earnings
	14.1*	Code of Conduct
	31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
	31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
	32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
	32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Filed herewith.
(1)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 3 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on June 20, 2005.
(2)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 3 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on March 12, 2004.
(3)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on March 12, 2004.
(4)	Incorporated by reference from the Registrant’s Form 8-K filed on April 4, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN J. HANNAN John J. Hannan	Chief Executive Officer, Director (principal executive officer)	June 12, 2006

/S/ RICHARD L. PETEKA Richard L. Peteka	Chief Financial Officer and Treasurer (principal financial and accounting officer)	June 12, 2006

/S/ MICHAEL S. GROSS Michael S. Gross	Chairman of the Board, Director	June 12, 2006

Thomas A. Daschle	Director

/S/ MARTIN E. FRANKLIN Martin E. Franklin	Director	June 12, 2006

/S/ CARL SPIELVOGEL Carl Spielvogel	Director	June 12, 2006

/S/ ELLIOT STEIN, JR. Elliot Stein, Jr.	Director	June 12, 2006

/S/ GERALD TSAI, JR. Gerald Tsai, Jr.	Director	June 12, 2006

/S/ BRADLEY J. WECHSLER Bradley J. Wechsler	Director	June 12, 2006