Form 10-Q
period 2006-06-30
APOLLO INVESTMENT CORP
filed 2006-08-07
CIK 1278752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2006

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

(212) 515-3450

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☒                    Accelerated Filer  ☐                    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of August 3, 2006 was 81,605,018.

APOLLO INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Apollo Investment”, “Company”, “AIC”, “Fund”, “we”, “us” and “our” refer to Apollo Investment Corporation unless the context otherwise states.

Item 1. Financial Statements

APOLLO INVESTMENT CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share amounts)

	June 30, 2006 (unaudited)	March 31, 2006
Assets
Investments, at fair value (cost - $1,699,287 and $1,520,025, respectively) (1)	$1,791,450	$1,556,698
Cash equivalents, at fair value (cost - $711,561 and $898,374, respectively)	711,561	898,374
Cash	3,635	5,506
Foreign currency	444	1,079
Interest receivable*	26,399	24,827
Receivable for investments sold	—	17,261
Receivable for commitment fee	—	812
Dividends receivable	1,662	173
Unrealized appreciation on forward foreign currency contract (see note 7)	144	—
Prepaid expenses and other assets	5,887	6,344

Total assets	$2,541,182	$2,511,074

Liabilities
Payable for investments and cash equivalents purchased	$712,561	$940,874
Credit facility payable* (see note 7)	535,795	323,852
Management and performance-based incentive fees payable (see note 3)	16,412	12,850
Interest payable	3,158	1,300
Accrued administrative expenses	176	453
Unrealized depreciation on forward foreign currency contract	—	363
Other accrued expenses	798	1,527

Total liabilities	$1,268,900	$1,281,219

Net Assets
Common stock, par value $.001 per share, 400,000 and 400,000 common shares authorized, respectively, and 81,605 and 81,192 issued and outstanding, respectively	$82	$81
Paid-in capital in excess of par	1,205,943	1,198,137
Distributions in excess of net investment income (see note 2f)	(12,445)	(7,653)
Accumulated net realized gain (loss)	(1,994)	1,014
Net unrealized appreciation	80,696	38,276

Total Net Assets	$1,272,282	$1,229,855

Total liabilities and net assets	$2,541,182	$2,511,074

Net Asset Value Per Share	$15.59	$15.15

(1)	None of our portfolio companies are controlled by or affiliated to the Company as defined by the Investment Company Act of 1940.
*	Interest receivable includes net unrealized appreciation at June 30, 2006 and March 31, 2006 of $112 and $17 (in 000’s), respectively. Credit facility payable includes net unrealized depreciation totaling $11,731 at June 30, 2006 and net unrealized appreciation totaling $1,949 at March 31, 2006 (in 000’s) (see note 7).

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share amounts)

	Three months ended
	June 30, 2006	June 30, 2005*
INVESTMENT INCOME:
Interest	$49,023	$26,734
Dividends	6,356	3,484
Other income	482	7,575

Total investment income	55,861	37,793

EXPENSES:
Management fees	$8,476	$4,490
Performance-based incentive fees	7,936	6,311
Interest and other credit facility expenses	5,631	498
Administrative services expense	968	312
Other general and administrative expenses	1,118	938

Total expenses	24,129	12,549

Expense offset arrangement (see note 8)	(12)	—

Net expenses	24,117	12,549

Net investment income	$31,744	$25,244

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS AND FOREIGN CURRENCIES:
Net realized gain (loss):
Investments and cash equivalents	195	3,351
Foreign currencies	(3,203)	3,439

Net realized gain (loss)	(3,008)	6,790

Net change in unrealized gain (loss):
Investments and cash equivalents	55,490	(18,045)
Foreign currency translations	(13,070)	(429)

Net change in unrealized gain (loss)	42,420	(18,474)

Net realized and unrealized gain (loss) from investments, cash equivalents and foreign currency	39,412	(11,684)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$71,156	$13,560

EARNINGS PER COMMON SHARE (see note 5)	$0.88	$0.22

*	Certain amounts have been reclassified to conform to the current period’s presentation.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except shares)

	Three months ended	Year ended
	June 30, 2006 (unaudited)	March 31, 2006
Increase in net assets from operations:
Net investment income	$31,744	$89,143
Net realized gains (losses)	(3,008)	11,165
Net change in unrealized gain	42,420	20,079

Net increase in net assets resulting from operations	71,156	120,387

Dividends and distributions to shareholders:	(36,536)	(102,735)

Capital share transactions:
Net proceeds from shares sold	—	294,056
Less offering costs of public share offerings	—	(396)
Reinvestment of dividends	7,807	25,657

Net increase in net assets resulting from capital share transactions	7,807	319,317

Total increase in net assets:	42,427	336,969

Net assets at beginning of period	1,229,855	892,886

Net assets at end of period	$1,272,282	$1,229,855

Capital share activity
Shares sold	—	17,250,000
Shares issued from reinvestment of dividends	413,064	1,386,978

Net increase in capital share activity	413,064	18,636,978

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three months ended
	June 30, 2006	June 30, 2005
Cash Flows from Operating Activities:
Net Increase in Net Assets Resulting from Operations	$71,156	$13,560
Adjustments to reconcile net increase:
Purchase of investment securities	(300,995)	(264,509)
Proceeds from disposition of investment securities	121,947	24,395
Increase (decrease) from foreign currency transactions	(3,203)	3,439
Increase in interest and dividends receivable	(2,966)	(8,363)
Decrease (increase) in prepaid expenses and other assets	1,269	(3,338)
Increase in management and performance-based incentive fee payable	3,562	6,309
Increase in interest payable	1,858	—
Decrease in accrued expenses	(1,006)	(154)
Increase (decrease) in payable for investments and cash equivalents purchased	(228,332)	132,233
Decrease (increase) in receivables for securities sold	17,261	(34,949)
Net change in unrealized (appreciation)/depreciation on investments, cash equivalents, foreign currency translations and other assets and liabilities	(42,420)	18,480
Net realized loss (gain) on investments and cash equivalents	3,008	(6,790)

Net Cash Used by Operating Activities	(358,861)	(119,687)

Cash Flows from Financing Activities:
Net proceeds from the issuance of common stock	—	—
Offering costs from the issuance of common stock	—	—
Dividends paid in cash	(28,729)	(15,464)
Borrowings under credit facility	407,763	—
Repayments under credit facility	(209,500)	—

Net Cash Provided (Used) by Financing Activities	$169,534	$(15,464)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(189,327)	$(135,151)

Effect of exchange rates on cash balances	8	—

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	904,959	878,264

CASH AND CASH EQUIVALENTS, END OF PERIOD	$715,640	$743,113

Non-cash financing activities consist of the reinvestment of dividends totaling $7,807 and $3,928, respectively (in thousands).

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited)

June 30, 2006

(in thousands, except shares)

Portfolio Company (1)	Industry	Par Amount*	Cost	Fair Value (2)
Subordinated Debt/Corporate Notes – 88.2%
Advantage Sales & Marketing, Inc., 12.00%, 3/29/14	Grocery	$30,157	$29,568	$30,157

ALM Media Holdings, Inc., 13.00%, 3/15/13 ♦	Publishing	18,796	18,653	18,796

AMH Holdings II, Inc. (Associated Materials), 13.625%, 12/1/14 ♦	Building Products	46,826	45,896	45,655

Anthony, Inc., 13.50%, 9/1/12 ♦	Manufacturing	9,743	9,623	9,743

API Heat Transfer, Inc., 13.75%, 12/31/12	Manufacturing	19,302	18,997	19,302

Arbonne Intermediate Holdco Inc. (Natural Products Group LLC), 13.50%, 6/19/14	Direct Marketing	50,206	50,082	50,206

Associated Materials, Inc., 0% / 11.25%, 3/1/14	Building Products	58,415	32,730	34,173

Audatex Holdings III, B.V., E+900, 10/13/14	Business Services	€15,000	18,466	19,659

Brenntag Holding GmbH & Co. KG, E+900, 1/25/16	Chemicals	€15,070	17,850	19,896

Collect America, Ltd., 13.50%, 8/5/12 ♦	Financial Services	$36,320	35,653	36,320

Delta Educational Systems, Inc., 13.00%, 5/12/13	Education	13,800	13,302	13,570

DSI Renal Inc., 14.00%, 3/31/14	Healthcare	10,047	10,047	10,047

Eurofresh, Inc., 0% / 14.50%, 1/15/14 ♦	Agriculture	26,504	16,290	15,041

Eurofresh, Inc., 11.50%, 1/15/13 ♦	Agriculture	50,000	50,000	49,500

European Directories (DH5) B.V., 15.735%, 7/1/16	Publishing	€2,015	2,430	2,641

European Directories (DH7) B.V., E+950, 7/1/15	Publishing	€14,773	18,036	19,361

FCI International S.A.S., E+875, 11/3/15 (3)	Electronics	€22,500	27,206	30,016

Fidji Luxembourg (BC2) S.A.R.L. (FCI International S.A.S.), E+1125, 8/3/16 (4)	Electronics	€17,500	20,999	22,992

FleetPride Corporation, L+575, 6/6/14	Transportation	$25,000	24,876	24,969

FPC Holdings, Inc. (FleetPride Corporation), 0% / 14.00%, 6/30/15 ♦	Transportation	37,846	24,903	25,031

Hanley Wood LLC, 12.25%, 8/1/2013 ♦	Media	60,000	59,443	60,000

Language Line Holdings, Inc., 0% / 14.125%, 6/15/13	Business Services	27,678	19,104	17,022

Language Line Inc., 11.125%, 6/15/12	Business Services	27,081	26,786	26,641

Latham Manufacturing Corp., 14.00%, 6/30/11	Leisure Equipment	33,870	33,297	33,870

Lexicon Marketing (USA), Inc., 13.25%, 5/11/13	Direct Marketing	28,128	28,128	28,128

LVI Services, Inc., 13.25%, 11/16/12	Environmental	43,000	42,188	43,000

N.E.W. Customer Service Companies Inc., 14.00%, Convertible, 8/17/13	Consumer Services	8,320	8,320	13,681
Playpower Holdings Inc., 15.50%, 11/30/12 ♦	Leisure Equipment	76,029	76,029	76,029

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2006

(in thousands, except shares)

	Industry	Par Amount*	Cost	Fair Value (2)
Subordinated Debt/Corporate Notes – (continued)
Pro Mach Merger Sub, Inc., 13.75%, 6/15/12	Machinery	$14,471	$14,228	$14,471
QHB Holdings LLC (Quality Home Brands), 13.50%, 12/20/13	Consumer Products	35,000	33,952	35,000

Safety Products Holdings LLC, 11.75%, 1/1/12 ♦	Manufacturing	27,093	26,603	27,499
SCI Holdings, Inc. (Sorenson Communications, Inc.), 13.00%, 11/15/13	Consumer Services	30,356	30,356	30,356

Sigmakalon Holdco B.V., E+1000, 12/31/15	Chemicals	€47,162	57,296	61,208

Sirona Dental Systems GmbH, E+950, 6/30/15	Healthcare	€22,395	26,854	29,567

Source Media Holdings Inc., 13.00%, 11/30/12 ♦	Publishing	$18,240	17,909	18,240

Travelex Global, Ltd., GBP L+950, 10/30/15	Financial Services	£13,511	24,840	25,802
Tumi Holdings, Inc., L+1100, 12/31/14	Consumer Products	$13,342	13,342	13,608
T/Y Merger Corp. (TDS Logistics), 14.75%, 2/26/10	Logistics	19,102	18,875	19,102

WDAC Intermediate Corp., 13.75%, 6/1/15	Publishing	€40,199	53,138	52,353

Total Subordinated Debt/Corporate Notes			$1,096,295	$1,122,652

		Shares
Preferred Equity – 3.8%
Delta Educational Systems, Inc., 13.50%, 5/12/14	Education	9,500	$8,376	$8,548
DSI Holding Company, Inc. (DSI Renal Inc.), 15.00%, 9/30/14	Healthcare	32,500	31,710	32,500
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 12.50% (Conv.)	Education	3,325	3,325	3,325
LVI Acquisition Corp. (LVI Services, Inc.), 14.00%	Environmental	1,875	1,875	1,875
Sorenson Communications Holdings, LLC, Class B, 10.00%	Consumer Services	1,943	1,943	1,943

Total Preferred Equity			$47,229	$48,191

Common Equity/Partnership Interests – 12.4%
CA Holding, Inc. (Collect America, LTD)	Financial Services	25,000	$2,500	$3,026
DTPI Holdings, Inc. (American Asphalt & Grading)	Infrastructure	200,000	2,000	1,272

FSC Holdings Inc. (Hanley Wood LLC)	Media	10,000	10,000	12,411

Garden Fresh Restaurant Holding, LLC	Retail	50,000	5,000	6,130
Gryphon Colleges Corporation (Delta Educational Systems, Inc.)	Education	175	175	175
GS Prysmian Co-Invest L.P. (Prysmian Cables & Systems) (5,6)	Industrial		24,928	84,083

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2006

(in thousands, except shares/warrants)

	Industry	Shares	Cost	Fair Value (2)
Common Equity/Partnership Interests (continued)

Latham Acquisition Corp.**	Leisure Equipment	33,091	$3,309	$3,582

LM Acquisition Ltd. (Lexicon Marketing Inc.)	Direct Marketing	10,000	10,000	13,965

LVI Acquisition Corp. (LVI Services, Inc.)	Environmental	6,250	625	215

MEG Energy Corp. (7)	Oil & Gas	836,000	19,676	20,673

N.E.W. Customer Service Companies, Inc.	Consumer Services	1,105,961	3,415	7,392

Pro Mach Co-Investment, LLC**	Machinery	150,000	1,500	2,177

Sorenson Communications Holdings, LLC Class A	Consumer Services	570,120	57	1,221

T/Y Merger Corp.(TDS Logistics)**	Logistics	250,000	2,500	1,440

Total Common Equity and Partnership Interests			$85,685	$157,762

		Warrants
Warrants – 0.3%
DSI Holdings Company, Inc. (DSI Renal Inc.)	Healthcare	5,011,327		$2,829
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Common	Education	75	$59	59
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class A-1 Preferred	Education	355	343	343
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class B-1 Preferred	Education	807	780	780

Total Warrants			$1,182	$4,011

		Par Amount*
Bank Debt/Senior Secured Loans (8) – 36.1%

1st Lien Bank Debt/Senior Secured Loans – 2.9%

Alliance Mortgage Investments, Inc., 6/1/10	Consumer Finance	$35,938	$35,939	$35,938

2nd Lien Bank Debt/Senior Secured Loans – 33.2%

American Asphalt & Grading Co., 7/1/11	Infrastructure	26,500	26,500	26,368

American Safety Razor, 9/21/12	Consumer Products	11,500	11,500	11,557

Anthony International, 9/1/11	Manufacturing	13,000	12,897	13,000

C.H.I. Overhead Doors, Inc., 10/22/11	Building Products	15,000	15,032	15,225

Clean Earth, Inc., 10/14/11	Environmental	25,000	24,971	25,297

Cygnus Business Media, Inc., 1/13/10	Media	10,000	9,932	9,950

Diam International, 7/1/12***	Consumer Products	20,231	20,203	3,035

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2006

(in thousands, except shares)

	Industry	Par Amount*	Cost	Fair Value (2)
2nd Lien Bank Debt/Senior Secured Loans (continued)
Diam International, Jr. Revolving Credit, 6/30/11***	Consumer Products	$1,308	$1,308	$1,138

Dr. Leonard’s Healthcare Corp., 7/31/12	Direct Marketing	22,000	22,000	22,055

DX III Holdings Corp. (Deluxe Entertainment Services Group Inc.), 7/28/11	Broadcasting & Entertainment	55,000	53,985	57,200

Garden Fresh Restaurant Corp., 12/22/11	Retail	26,000	25,764	26,000

Healthy Directions, LLC, 8/31/11	Vitamins, Supplements	14,888	14,888	14,962

Natural Products Group LLC, 12/19/13	Direct Marketing	25,000	25,000	25,156

NES Rentals Holdings Inc., 8/17/10	Equipment Rental	19,575	19,575	19,746

N.E.W. Customer Service Companies, 7/1/12	Consumer Services	50,000	50,000	50,625

PGT Industries, Inc., 8/14/12	Buildings & Real Estate	40,000	40,000	40,800

Quality Home Brands Holdings LLC, 6/20/13	Consumer Products	40,000	39,402	40,400

Sorenson Communications, Inc., 5/15/13	Consumer Services	17,000	17,000	17,356

Tumi Holdings, Inc., 6/30/14	Consumer Products	3,000	3,000	3,026

Total 2nd Lien Bank Debt/Senior Secured Loans			$432,957	$422,896

Total Bank Debt/Senior Secured Loans			$468,896	$458,834

Total Investments			$1,699,287	$1,791,450

Cash Equivalents – 55.9%

U.S. Cash Management Bill, 4.85%, 9/28/06	Government	$720,000	$711,561	$711,561

Total Investments & Cash Equivalents - 196.7% (9)			$2,410,848	$2,503,011

Liabilities in excess of other assets – (96.7%)				(1,230,729)

Net Assets – 100.0%				$1,272,282

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2006

(in thousands, except warrants)

(1)	None of our portfolio companies is controlled or affiliated as defined by the Investment Company Act of 1940.

(2)	Fair value is determined by or under the direction of the Board of Directors of the Company (see Note 2).

(3)	Includes 27,433 attached warrants.

(4)	Includes 21,336 attached warrants.

(5)	Denominated in Euro (€).

(6)	The Company is the sole Limited Partner in GS Prysmian Co-Invest L.P.

(7)	Denominated in Canadian dollars.

(8)	Represent floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the LIBOR (London Inter-bank Offered Rate), EURIBOR (Euro Inter-bank Offered Rate), GBP LIBOR (London Interbank Offered Rate for British Pounds), or the Prime Rate. At June 30, 2006, the range of interest rates on floating rate bank debt was 11.06% - 14.75%.

(9)	Aggregate gross unrealized appreciation for federal income tax purposes is $108,245; aggregate gross unrealized depreciation for federal income tax purposes is $25,910. Net unrealized appreciation is $82,335 based on a tax cost of $1,709,115.

♦	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.

*	Denominated in USD unless otherwise noted.

**	Non-income producing security

***	Non-accrual status

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2006

Industry Classification	Percentage at June 30, 2006
Direct Marketing	7.8%
Consumer Services	6.8%
Leisure Equipment	6.3%
Publishing	6.2%
Consumer Products	6.0%
Building Products	5.3%
Industrial	4.7%
Media	4.6%
Chemicals	4.5%
Healthcare	4.2%
Environmental	3.9%
Manufacturing	3.9%
Financial Services	3.6%
Agriculture	3.6%
Business Services	3.5%
Broadcasting & Entertainment	3.2%
Electronics	3.0%
Transportation	2.8%
Buildings & Real Estate	2.3%
Consumer Finance	2.0%
Retail	1.8%
Grocery	1.7%
Infrastructure	1.6%
Education	1.5%
Oil & Gas	1.2%
Logistics	1.2%
Equipment Rental	1.1%
Machinery	0.9%
Vitamins, Supplements	0.8%

Total Investments	100.0%

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

March 31, 2006

(in thousands, except shares)

Portfolio Company (1)	Industry	Par Amount*	Cost	Fair Value (2)
Subordinated Debt/Corporate Notes – 76.2%
Advantage Sales & Marketing, Inc., 12.00%, 3/29/14	Grocery	$30,000	$29,400	$30,000

ALM Media Holdings, Inc., 13.00%, 3/15/13 ♦	Publishing	17,649	17,502	17,649

AMH Holdings II, Inc., 13.625%, 12/1/14 ♦	Building Products	46,826	45,882	45,655

Anthony, Inc., 13.50%, 9/1/12 ♦	Manufacturing	9,707	9,584	9,707

API Heat Transfer, Inc., 13.75%, 12/31/12	Manufacturing	19,218	18,906	19,218

Associated Materials, Inc., 0% / 11.25%, 3/1/14	Building Products	58,415	31,496	34,027

Brenntag Holding GmbH & Co. KG, E+900, 1/25/16	Chemicals	€15,070	17,850	18,875

Collect America, Ltd., 13.50%, 8/5/12 ♦	Financial Services	36,320	35,636	36,320

Eurofresh, Inc., 0% / 14.50%, 1/15/14 ♦	Agriculture	26,504	15,678	15,020

Eurofresh, Inc., 11.50%, 1/15/13 ♦	Agriculture	50,000	50,000	50,375

European Directories (DH5) B.V., 15.735%, 7/1/16	Publishing	€1,857	2,228	2,315

European Directories (DH7) B.V., E+950, 7/1/15	Publishing	€14,424	17,590	17,979

FCI International S.A.S., E+875, 11/3/15 (3)	Electronics	€22,500	27,206	28,249

Fidji Luxembourg (BC2) S.A.R.L., E+1125, 8/3/16 (4)	Electronics	€17,500	20,999	21,284

Hanley Wood LLC, 12.25%, 8/1/2013 ♦	Media	60,000	59,431	60,000

Language Line Holdings, Inc., 0% / 14.125%, 6/15/13	Business Services	27,678	18,452	14,116

Language Line Inc., 11.125%, 6/15/12	Business Services	27,081	26,776	25,253

Latham Manufacturing Corp., 14.00%, 6/30/11	Leisure Equipment	43,760	42,991	43,760

Lexicon Marketing (USA), Inc., 13.75%, 1/2/12	Direct Marketing	27,647	27,170	27,647

LVI Services, Inc., 13.25%, 11/16/12	Environmental	43,000	42,168	43,000

National Renal Institutes, Inc., 14.00%, 3/31/14	Healthcare	10,000	10,000	10,000

N.E.W. Customer Service Companies Inc., 14.00%, Convertible, 8/17/13	Consumer Services	8,320	8,320	12,316

Playpower Holdings Inc., 15.50%, 11/30/12 ♦	Leisure Equipment	70,560	70,560	70,560

Pro Mach Merger Sub, Inc., 12.50%, 6/15/12	Machinery	19,359	19,021	19,359

Safety Products Holdings LLC, 11.75%, 1/1/12 ♦	Manufacturing	27,093	26,588	27,923

SCI Holdings, Inc., 13.00%, 11/15/13	Consumer Services	29,390	29,390	29,390

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2006

(in thousands, except shares)

	Industry	Par Amount*	Cost	Fair Value (2)
Subordinated Debt/Corporate Notes – (continued)

Sigmakalon Holdco B.V., E+1000, 12/31/15	Chemicals	€47,162	$57,296	$58,000

Sirona Dental Systems GmbH, E+950, 6/30/15	Healthcare	€22,096	26,479	27,676

Source Media Holdings Inc., 13.00%, 11/30/12 ♦	Publishing	$18,240	17,901	18,240

Travelex Global, GBP L+950, 10/30/15	Financial Services	£13,172	24,223	23,248

Tumi Holdings, Inc., L+1100, 12/31/14	Consumer Products	13,175	13,175	13,439

T/Y Merger Corp., 14.75%, 2/26/10	Logistics	18,826	18,588	18,826

WDAC Intermediate Corp., 13.75%, 6/1/15	Publishing	€37,613	49,992	47,527

Total Subordinated Debt/Corporate Notes			$928,478	$936,953

	Industry	Shares	Cost	Fair Value (2)
Preferred Equity – 3.0%

DSI Holdings Company, Inc., 15.00% (5)	Healthcare	32,500	$31,687	$32,500

LVI Acquisition Corp, 14.00%	Environmental	1,875	1,875	1,875

Sorenson Communications Holdings, LLC Class B, 10.00%	Consumer Services	1,943	1,943	1,943

Total Preferred Equity			$35,505	$36,318

	Industry	Shares	Cost	Fair Value (2)
Common Equity/Partnership Interests – 8.8%

CA Holding, Inc.	Financial Services	25,000	$2,500	$2,969

DTPI Holdings, Inc.	Infrastructure	200,000	2,000	723

FSC Holdings Inc.	Media	10,000	10,000	10,658

Garden Fresh Restaurant Holding, LLC	Retail	50,000	5,000	5,000

GS Prysmian Co-Invest L.P. (6,7)	Industrial		24,928	39,354

Latham Acquisition Corp.**	Leisure Equipment	33,091	3,309	3,518

LM Acquisition Ltd. **	Direct Marketing	10,000	10,000	15,408

LVI Acquisition Corp.	Environmental	6,250	625	812

MEG Energy Corp.	Oil & Gas	836,000	19,676	19,707

N.E.W. Customer Service Companies, Inc.	Consumer Services	1,105,961	3,415	6,620

Pro Mach Co-investment, LLC**	Machinery	150,000	1,500	1,826

Sorenson Communications Holdings, LLC Class A	Consumer Services	570,120	57	852

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2006

(in thousands, except shares)

	Industry	Shares	Cost	Fair Value (2)
Common Equity/Partnership Interests (continued)
T/Y Merger Corp.**	Logistics	250,000	$2,500	$1,398

Total Common Equity and Partnership Interests			$85,510	$108,845

		Par Amount*
Bank Debt/Senior Secured Loans (8) – 38.6%
1st Lien Bank Debt/Senior Secured Loans – 3.0%

Alliance Mortgage Investments, Inc., 6/1/10	Consumer Finance	$36,250	$36,252	$36,250

2nd Lien Bank Debt/Senior Secured Loans – 35.6%

ALM Media Holdings, Inc., 3/7/11	Publishing	$27,750	$27,750	$27,750

American Asphalt & Grading Co., 7/1/11	Infrastructure	26,500	26,500	26,367

American Safety Razor, 9/21/12	Consumer Products	11,500	11,500	11,586

Anthony International, 9/1/11	Manufacturing	13,000	12,894	13,000

C.H.I. Overhead Doors, Inc., 10/22/11	Building Products	10,000	9,957	10,112

Clean Earth, Inc., 10/14/11	Environmental	25,000	24,970	25,312

Cygnus Business Media, Inc., 1/13/10	Media	10,000	9,928	9,950

Diam International, 7/1/12	Consumer Products	20,000	20,000	17,300

Dr. Leonard’s Healthcare Corp., 7/31/12	Direct Marketing	22,000	22,000	22,055

DX III Holdings Corp., 7/28/11	Broadcasting & Entertainment	55,000	53,936	56,650

Garden Fresh Restaurant Corp., 12/22/11	Retail	25,000	24,757	25,000

Healthy Directions, LLC, 8/31/11	Vitamins, Supplements	14,925	14,925	15,000

Natural Products Group LLC, 8/16/12	Direct Marketing	25,000	24,744	25,063

NES Rentals Holdings Inc., 8/17/10	Equipment Rental	19,638	19,638	19,908

N.E.W. Customer Service Companies, 7/1/12	Consumer Services	50,000	50,000	50,875

PGT Industries, Inc., 8/14/12	Buildings & Real Estate	40,000	40,000	40,900

Sorenson Communications, Inc., 5/15/13	Consumer Services	17,000	17,000	17,432

Survey Sampling International, LLC, 5/7/12	Market Research	7,500	7,483	7,580

Tumi Holdings, Inc., 6/30/14	Consumer Products	3,000	3,000	3,030

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2006

(in thousands, except shares)

	Industry	Par Amount*	Cost	Fair Value (2)
2nd Lien Bank Debt/Senior Secured Loans (continued)
United Site Services, Inc., 6/30/10	Environmental	$13,462	$13,298	$13,462

Total 2nd Lien Bank Debt/Senior Secured Loans			$434,280	$438,332

Total Bank Debt/Senior Secured Loans			$470,532	$474,582

Total Investments			$1,520,025	$1,556,698

Cash Equivalents – 73.0%
U.S. Cash Management Bill, 4.60%, 4/17/06	Government	$900,000	$898,374	$898,374

Total Investments & Cash Equivalents - 199.6% (9)			$2,418,399	$2,455,072

Liabilities in excess of other assets – (99.6%)				(1,225,217)

Net Assets – 100.0%				$1,229,855

(1)	None of our portfolio companies is controlled or affiliated as defined by the Investment Company Act of 1940.
(2)	Fair value is determined by or under the direction of the Board of Directors of the Company (see Note 2).
(3)	Includes 27,433 attached warrants
(4)	Includes 21,336 attached warrants
(5)	Includes 5,011,327 detachable warrants
(6)	Denominated in Euro (€)
(7)	The Company is the sole Limited Partner in GS Prysmian Co-Invest L.P.
(8)	Represent floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the LIBOR (London Inter-bank Offer Rate), EURIBOR (Euro Inter-bank Offered Rate), GBP Libor (London Interbank Offer Rate for British Pounds), or the Prime Rate. A t March 31, 2006, the range of interest rates on floating rate investments was 10.47% - 15.98%.
(9)	Aggregate gross unrealized appreciation for federal income tax purposes is $44,670; aggregate gross unrealized depreciation for federal income tax purposes is $16,391. Net unrealized appreciation is $28,279 based on a tax cost of $2,426,793.
♦	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
*	Denominated in USD unless otherwise noted
**	Non-income producing security.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

Industry Classification	Percentage at March 31, 2006
Publishing	8.5%
Consumer Services	7.7%
Leisure Equipment	7.6%
Direct Marketing	5.8%
Building Products	5.8%
Environmental	5.4%
Media	5.2%
Chemicals	4.9%
Healthcare	4.5%
Manufacturing	4.5%
Agriculture	4.2%
Financial Services	4.0%
Broadcasting & Entertainment	3.6%
Electronics	3.2%
Consumer Products	2.9%
Buildings & Real Estate	2.6%
Business Services	2.5%
Industrial	2.5%
Consumer Finance	2.3%
Retail	1.9%
Grocery	1.9%
Infrastructure	1.7%
Machinery	1.4%
Logistics	1.3%
Equipment Rental	1.3%
Oil & Gas	1.3%
Vitamins, Supplements	1.0%
Market Research	0.5%

Total Investments	100.0%

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

Investments for which market quotations are readily available are valued at such market quotations; debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by or under the direction of our Board of Directors. Subordinated debt, senior secured debt and other debt securities with maturities greater than 60 days are valued by an independent pricing service or at the mean between the bid and ask prices from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). With respect to certain private equity securities, each investment will be valued by independent third party valuation firms using methods that may include comparisons of financial ratios of the portfolio companies that issued such private equity securities to peer companies that are public among other measures and as applicable. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we will consider the pricing indicated by the external event to corroborate our private equity valuation. Because we expect that there will not be a readily available market value for many of the investments in our portfolio, we expect to value such investments at fair value as determined in good faith by or under the direction of our Board of Directors using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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

(b)	Investments purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates value;

(c)	Gains or losses on the sale of investments are calculated by using the specific identification method;

(d)	Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as interest income;

(e)	The Company intends to comply with the applicable provisions of the Internal Revenue Code of 1986, as amended, pertaining to regulated investment companies to make distributions of taxable income sufficient to relieve it from substantially all Federal income and excise taxes;

(f)	Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from accounting principles generally accepted in the United States of America;

(g)	Dividends and distributions to common stockholders are recorded as of record date. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually.

(h)	The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. The Company’s investments in foreign securities may involve certain risks such as foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments and therefore the earnings of the Company.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

(i)	The Company may enter into forward exchange contracts in order to hedge against foreign currency risk. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled.

(j)	The Company records origination expenses related to its multi-currency credit facility as prepaid assets. These expenses are deferred and amortized using the straight-line method over the stated life of the facility.

(k)	The Company records registration expenses related to Shelf filings as prepaid assets. These expenses are charged as a reduction of capital upon utilization, in accordance with Section 8.24 of the AICPA Audit and Accounting Guide for Investment Companies.

(l)	Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, are likely to remain current.

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

For the three months ended June 30, 2006 and June 30, 2005, the Investment Adviser received $8,476 and $4,490, respectively, in base investment advisory and management fees and $7,936 and $6,311, respectively, in performance-based net investment income incentive fees from Apollo Investment.

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

For the three months ended June 30, 2006 and June 30, 2005, the Administrator was reimbursed $293 and $518, respectively, from Apollo Investment on the $469 and $618, respectively, of expenses accrued under the Administration Agreement.

On April 14, 2005, Apollo Investment entered into an $800,000,000 Senior Secured Revolving Credit Agreement (the “Credit Agreement”), among Apollo Investment, the lenders party thereto and JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent for the lenders. Effective December 29, 2005, lenders provided additional commitments in the amount of $100,000,000, increasing the total facility size to $900,000,000 on the same terms and conditions as the existing commitments. On March 31, 2006, Apollo Investment Corporation amended and restated its $900,000,000 senior secured, multi-currency, revolving credit facility due April 14, 2010. The amended Facility increased total commitments outstanding to $1,250,000,000 and extended the maturity date to April 13, 2011. The amended Facility also permits Apollo to seek additional commitments from new and existing lenders in the future, up to an aggregate amount not to exceed $2,000,000,000. Pricing remains at 100 basis points over LIBOR. The Facility will be used to supplement Apollo’s equity capital to make additional portfolio investments. From time to time, certain of the lenders provide customary commercial and investment banking services to affiliates of Apollo Investment. JPMorgan also serves as custodian and fund accounting agent for Apollo Investment.

Note 4. Net Asset Value Per Share

At June 30, 2006, the Company’s total net assets and net asset value per share were $1,272,282 and $15.59, respectively. This compares to total net assets and net asset value per share at March 31, 2006 of $1,229,855 and $15.15, respectively.

Note 5. Earnings Per Share

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations for the three months ended June 30, 2006 and June 30, 2005, respectively:

	Three months ended June 30, 2006	Three months ended June 30, 2005
Numerator for increase in net assets per share:	$71,156	$13,560
Denominator for basic and diluted weighted average shares:	81,201,032	62,557,317

Basic and diluted net increase in net assets per share resulting from operations:	$0.88	$0.22

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Note 6. Investments

Investments and cash equivalents consisted of the following as of June 30, 2006 and June 30, 2005, respectively:

	June 30, 2006		June 30, 2005
	Cost	Fair Value	Cost	Fair Value
Subordinated Debt/Corporate Notes	$1,096,295	$1,122,652	$478,890	$476,326
Preferred Equity	47,229	48,191	—	—
Common Equity/Partnership Interests	85,685	157,762	22,415	21,944
Warrants	1,182	4,011	—	—
Bank Debt/Senior Secured Loans	468,896	458,834	463,371	465,606
Cash Equivalents	711,561	711,561	742,649	742,649

Totals	$2,410,848	$2,503,011	$1,707,325	$1,706,525

Note 7. Foreign Currency Transactions and Translations

At June 30, 2006, the Company had an open foreign currency contract to sell euro forward and bears the market risk that arises from changes in foreign currency exchange rates. Unrealized appreciation on the contract is reflected in the accompanying financial statements as follows:

Foreign Currency	Local Currency	Cost	Market Value	Settlement Date	Unrealized Appreciation
To Sell: Euro	€41,000	$52,796	$52,652	9/8/06	$144

At June 30, 2006, the Company had outstanding non-US borrowings on its $1.25 billion multicurrency revolving credit facility denominated in euros, pounds sterling, and Canadian dollars. Unrealized appreciation (depreciation) on these outstanding borrowings is indicated in the table below:

Foreign Currency	Local Currency		Original Borrowing Cost	Current Value	Reset Date	Appreciation (Depreciation)
Euro		€17,500	$21,178	$22,376	7/7/2006	$(1,198)
Euro		€10,090	12,489	12,902	7/11/2006	(413)
Euro		€15,000	18,141	19,180	7/20/2006	(1,039)
Euro		€25,061	30,246	32,044	7/24/2006	(1,798)
Euro		€10,000	12,442	12,786	7/28/2006	(344)
Euro		€5,000	6,322	6,393	8/4/2006	(71)
Euro		€20,022	24,888	25,601	9/6/2006	(713)
Pounds Sterling		£13,000	23,916	24,044	9/7/2006	(128)
Euro		€2,500	3,001	3,197	9/16/2006	(196)
Euro		€45,525	55,071	58,211	9/20/2006	(3,140)
Canadian Dollar	C$	23,000	19,684	20,682	9/25/2006	(998)
Euro		€22,000	26,437	28,130	9/27/2006	(1,693)

			$253,815	$265,546		$(11,731)

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Note 8. Expense Offset Arrangement

The Company benefits from an expense offset arrangement with JPMorgan Chase Bank, N.A. (“custodian bank”) whereby the Company earns credits on any uninvested US dollar cash balances held by the custodian bank. These credits are applied by the custodian bank as a reduction of the monthly custody fees charged to the Company. The total amount of credits earned during the three months ended June 30, 2006 and June 30, 2005 is $12 and $0, respectively.

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

Note 10. Repurchase Agreements

The Company enters into repurchase agreements as part of its investment program. The Company’s custodian takes possession of collateral pledged by the counterparty. The collateral is marked-to-market daily to ensure that the value, plus accrued interest, is at least equal to the repurchase price. In the event of default of the obligor to repurchase, the Company has the right to liquidate the collateral and apply the proceeds in satisfaction of the obligation. Under certain circumstances, in the event of default or bankruptcy by the counterparty to the agreement, realization and/or retention of the collateral or proceeds may be subject to legal proceedings. There were no repurchase agreements outstanding at June 30, 2006.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

Note 11. Financial Highlights

The following is a schedule of financial highlights for the three months ended June 30, 2006 and the year ended March 31, 2006:

	Three months ended June 30, 2006 (unaudited)	Year ended March 31, 2006
Per Share Data:
Net asset value, beginning of period	$15.15	$14.27

Net investment income	0.39	1.41
Net realized and unrealized gain (loss)	0.49	0.49

Net increase in net assets resulting from operations	0.88	1.90
Dividends to shareholders (1)	(0.45)	(1.62)
Effect of anti-dilution	0.01	0.61
Offering costs	—	(0.01)

Net asset value at end of period	$15.59	$15.15

Per share market value at end of period	$18.48	$17.81
Total return (2)	6.23%	12.94%
Shares outstanding at end of period	81,605,018	81,191,954

Ratio/Supplemental Data:
Net assets at end of period (in millions)	$1,272.3	$1,229.9

Ratio of net investment income to average net assets	2.58%	9.89%

Ratio of operating expenses to average net assets*	1.50%	5.64%
Ratio of credit facility related expenses to average net assets	0.46%	1.44%

Ratio of total expenses to average net assets*	1.96%	7.08%

Average debt outstanding	$418,020	$325,639 **
Average debt per share	$5.15	$5.10
Portfolio turnover ratio	7.5%	39.2%

(1)	Dividends and distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under accounting principles generally accepted in the United States of America.
(2)	Total return is based on the change in market price per share during the respective periods. It also takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan. Total return is not annualized.
*	For the three months ended June 30, 2006 and the year ended March 31, 2006, incorporating the expense offset arrangement, the ratio of operating expenses to average net assets is 1.50% and 5.63%, respectively, and the ratio of total expenses to average net assets is 1.96% and 7.07%, respectively (see Note 8).
**	Average debt outstanding and per share is calculated from July 8, 2005 (the date of the Company’s first borrowing from its revolving credit facility) through March 31, 2006, and average debt per share is calculated as average debt outstanding divided by the average shares outstanding during the period (in 000’s).

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

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2007 (as of June 30, 2006)	$535,795	$3,375	$—	N/A
Fiscal 2006	$323,852	$4,798	$—	N/A
Fiscal 2005	$0	$0	$—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented (in 000’s).
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, as senior securities are not registered for public trading.

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

At June 30, 2006, the Company had $535,795 (at value) drawn on its $1,250,000 revolving credit facility. The weighted average annual interest cost for the three months ended June 30, 2006 was 4.75%, exclusive of 0.65% for commitment fees and for other prepaid expenses related to establishing the credit facility. This weighted average annual interest cost reflects the average interest cost for all borrowings, including EURIBOR, GBP LIBOR, CAD LIBOR, and USD LIBOR. No amounts were drawn on the facility at June 30, 2005.

The average debt outstanding on the credit facility was $418,020 for the three months ended June 30, 2006. The maximum amount borrowed during this period was $558,998. The remaining amount available under the facility was $714,205 at June 30, 2006.

At June 30, 2006, the Company was in compliance with all financial and operational covenants required by the Credit Agreement.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Apollo Investment Corporation

We have reviewed the accompanying statements of assets and liabilities of Apollo Investment Corporation (the “Company”) as of June 30, 2006 and March 31, 2006, including the schedules of investments, the related statements of operations and of cash flows for the three-month period ended June 30, 2006 and June 30, 2005 and the statements of changes in net assets for the three-month period ended June 30, 2006 and for the year ended March 31, 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities as of March 31, 2006, and the related statements of operations, of cash flows and of changes in net assets for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006 and the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006; and in our report dated June 9, 2006, we expressed unqualified opinions thereon. The financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying statement of assets and liabilities as of March 31, 2006, is fairly stated in all material respects in relation to the statement of assets and liabilities from which it has been derived.

/s/ PricewaterhouseCoopers LLP

New York, New York

August 7, 2006

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

Overview

Apollo Investment was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a business development company under the Investment Company Act of 1940 (“1940 Act”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended. Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. On April 8, 2004, we completed our initial public offering as an externally managed, non-diversified, closed-end investment company that elected to be treated as a business development company under the 1940 Act. We commenced operations on April 8, 2004 upon receipt of $870 million in net proceeds from our initial public offering of common stock. On March 22, 2006, the Company closed on its second public offering and sold 17,250,000 shares of its common stock at a price of $17.85 per share, receiving $294 million in total net proceeds from the offering.

Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make. Over the last twenty-four months, we believe that the availability of senior debt capital from banks for middle market companies has generally increased and has put downward pressure on interest rate spreads at the same time that base interest rates have risen. We do not expect this increased availability of capital to impair our ability to make longer-term investment allocations with our capital. We remain steadfast with our investment discipline in selectively investing in appropriate risk-reward opportunities within the middle market.

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

Revenue

We generate revenue primarily in the form of interest income from the debt securities we hold and capital gains, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of mezzanine or senior secured loans, generally have a stated term of five to ten years and bear interest at a fixed rate or a floating rate usually determined on the basis of a benchmark: LIBOR, EURIBOR, GBP LIBOR, or the prime rate. While U.S. subordinated debt and corporate notes typically accrue interest at fixed rates, some of these investments may include zero coupon, payment-in-kind (“PIK”) and/or step bonds that accrue income on a constant yield to call or maturity basis. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments provide for deferred interest payments or PIK. The principal amount of the debt securities and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we may generate revenue in the form of dividends paid to us on equity investments as well as revenue in the form of commitment, origination, structuring and/or diligence fees, fees for providing managerial assistance and, if applicable, consulting fees, etc.

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

We expect our general and administrative operating expenses related to our ongoing operations to remain generally stable or decline slightly as a percentage of our total assets in future periods. Incentive fees, interest expense and costs relating to future offerings of securities, among others, would be additive.

Portfolio and Investment Activity

During the three months ended June 30, 2006, we invested $286.8 million across 4 new and 5 existing portfolio companies. This compares to investing $250.3 million in 7 new and 4 existing portfolio companies for the three months ended June 30, 2005. Investment sales and pre-payments during the three months ended June 30, 2006 totaled $124.1 million versus $124.5 million for the three months ended June 30, 2005. Of the $124.1 million in net proceeds realized during the quarter, $34.0 million were investment sales of senior loans. The remaining $90.1 million were pre-payments by some of our more successful portfolio companies.

At June 30, 2006, our net portfolio consisted of 48 portfolio companies and was invested 63% in subordinated debt, 3% in preferred equity, 9% in common equity and 25% in senior secured loans versus 36 portfolio companies invested 48% in subordinated debt, 2% in common equity, 46% in senior secured loans, and 4% in cash equivalents at June 30, 2005. Our targeted investment size typically ranges between $20 million and $150 million, although this investment size may vary proportionately as the size of our capital base changes.

The weighted average yields on our subordinated debt portfolio, senior secured loan portfolio and total debt portfolio were 13.6%, 12.7% and 13.3%, respectively, at June 30, 2006 versus 13.6%, 10.0% and 11.8%, respectively, at June 30, 2005.

Senior secured loans and European mezzanine loans typically accrue interest at variable rates determined on the basis of a benchmark: LIBOR, EURIBOR, GBP LIBOR, or the prime rate, with stated maturities at origination that typically range from 5 to 10 years. While subordinated debt issued within the United States will typically accrue interest at fixed rates, some of these investments may include zero-coupon, PIK and/or step bonds that accrue income on a constant yield to call or maturity basis. At June 30, 2006, 55% or $903.8 million of our interest-bearing portfolio is fixed rate debt and 45% or $725.9 million is floating rate debt.

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

With respect to investments for which market quotations are not readily available, our board of directors has approved a multi-step valuation process each quarter, as described below:

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

Results of Operations

Results comparisons are for the three months ended June 2006 and June 2005.

Investment Income

For the three months ended June 30, 2006 and June 30, 2005, gross investment income totaled $55.9 million and $37.8 million, respectively. The increase in investment income for the three months ended June 30, 2006 was primarily due to the continued growth and asset mix of our investment portfolio as compared to the year-ago period. Other notable events impacting investment income include a dividend of $4.9 million from a dividend recapitalization of LM Acquisition, Ltd. and a write-off of $0.6 million of accrued interest income on our senior secured position in Diam International. Diam International is now in non-accrual status. Origination, closing and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans.

Expenses

Expenses totaled $24.1 million and $12.5 million, respectively, for the three months ended June 30, 2006 and June 30, 2005. Of these totals, $7.9 million and $6.3 million, respectively, were performance-based incentive fees and $5.6 million and $0.5 million, respectively, were interest and other credit facility expenses. Expenses net of performance-based incentive fees, interest, and other credit facility expenses for the three months ended June 30, 2006 and June 30, 2005 were $10.6 million and $5.7 million, respectively. These net expenses consist of base investment advisory and management fees, insurance expenses, administrative services expenses, professional fees, directors’ fees, audit and tax services expenses, and other general and administrative expenses. The increase in expenses was primarily due to an increase in base investment advisory and management fees resulting from the growth of our investment portfolio.

Net Investment Income

The Company’s net investment income totaled $31.7 million and $25.2 million or $0.39 per share and $0.40 per share, respectively, for the three months ended June 30, 2006 and June 30, 2005.

Net Realized Gains/Losses

The Company had investment sales totaling $124.1 million and $124.5 million, respectively, for the three months ended June 30, 2006 and June 30, 2005. Total net realized losses for the three months ended June 30, 2006 were $3.0 million versus total net realized gains for the three months ended June 30, 2005 of $6.8 million. Of the $3.0 million net realized loss, $2.9 million of the loss was attributable to a currency hedge loss on the settlement of our forward Euro contract in June.

Net Unrealized Appreciation (Depreciation) on Investments and Foreign Currency Contracts and Translations

For the three months ended June 30, 2006 and June 30, 2005, the Company’s investments, foreign currencies and other assets and liabilities had a net increase in appreciation of $42.4 million and a net decrease in appreciation of $18.5 million, respectively. At June 30, 2006, net unrealized appreciation totaled $80.7 million, of which $90.8 million was attributable to net unrealized appreciation on our subordinated debt and private equity (after considering the effects of foreign currency borrowing/hedging for our non-U.S. investments) and $10.1 million was attributable to net unrealized depreciation on our bank debt/senior secured debt .

Net Increase in Net Assets From Operations

For the three months ended June 30, 2006 and June 30, 2005, the Company had a net increase in net assets resulting from operations of $71.2 million and $13.6 million, respectively. The net change in net assets from operations per share was $0.88 and $0.22, respectively, for the three months ended June 30, 2006 and June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated primarily through its senior secured, multi-currency $1.25 billion, five-year credit facility maturing in April 2011 as well as from cash flows from operations, including investment sales and prepayments of senior and subordinated loans and income earned from investments and cash equivalents (which normally comprise of U.S. government securities and other high-quality debt investments that mature in one year or less). At June 30, 2006, the Company has $536 million in borrowings outstanding and $714 million available for its use. In the future, the Company may raise additional equity or debt capital off its shelf registration or may securitize a portion of its investments. It may also further access $750 million of additional credit commitments available under the terms of its current credit facility as the Company’s equity capital base grows. The primary use of funds will be investments in portfolio companies, cash distributions to holders of common stock and for other general corporate purposes.

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

Off-Balance Sheet Arrangements

At June 30, 2006, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than the investment advisory and management agreement and the administration agreement.

Dividends

Dividends paid to stockholders for the three months ended June 30, 2006 and June 30, 2005 totaled $36.5 million or $0.45 per share versus $19.4 million or $0.31 per share, respectively. Tax characteristics of all dividends will be reported to shareholders on Form 1099 after the end of the calendar year.

We have elected to be taxed as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986. In order to maintain our status as a regulated investment company, we are required to (1) distribute at least 90% of our investment company taxable income and (2) distribute at least 98% of our income (both ordinary income and net capital gains) to avoid an excise tax. We intend to make distributions to our stockholders on a quarterly basis of substantially all of our taxable net investment income. We also intend to make distributions of net realized capital gains, if any, at least annually.

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

With respect to the dividends paid to shareholders, income from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies is treated as taxable income and accordingly, distributed to shareholders. For the three months ended June 30, 2006, upfront fees totaling $2.7 million are being amortized into income over the lives of their respective loans. For the three months ended June 30, 2005, upfront fees totaled $0.4 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. During the three months ended June 30, 2006, many of the loans in our portfolio had floating interest rates. These loans are usually based on a floating LIBO rate and typically have durations of one to six months after which they reset to current market interest rates. As the percentage of our mezzanine and other subordinated loans increase as a percentage of our total investments, we expect that more of the loans in our portfolio will have fixed rates. Accordingly, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the three months ended June 30, 2006, we did not engage in interest rate hedging activities.

Beginning in December 2004 and concomitant with our investment in WDAC Intermediate Corp., we entered into a three-month forward foreign currency contract to hedge our exposure to the currency risk associated with this investment. Our hedging contract continues to roll forward every three months and remains outstanding at June 30, 2006. Realized and unrealized gains on these contracts are represented on our balance sheet and statement of operations, respectively, as of and for the three months ended June 30, 2006. The open contract is further described in footnote 7 within our financial statements included within this Form 10-Q.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2006 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financing reporting that occurred during the first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We, Apollo Investment Management and Apollo Investment Administration are not currently subject to any legal proceedings.

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in our most recent Form 10-K filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1(a)	Articles of Amendment (1)

3.1(b)	Articles of Amendment and Restatement (2)

3.2(a)	Bylaws (2)

3.2(b)	Amended and Restated Bylaws (5)

4.1	Form of Stock Certificate (3)

10.1	Investment Advisory Management Agreement between Registrant and Apollo Investment Management, L.P. (2)

10.1(b)	Supplement to the Investment Advisory Management Agreement between Registrant and Apollo Investment Management, L.P. (5)

10.2	Administration Agreement between Registrant and Apollo Investment Administration, LLC (2)

10.3	Dividend Reinvestment Plan (3)

10.4	Custodian Agreement (3)

10.5	License Agreement between the Registrant and Apollo Management, L.P. (2)

10.6	Form of Transfer Agency and Service Agreement (2)

10.7	Amended and Restated Senior Secured Revolving Credit Agreement (4)

22.1	Proxy Statement (6)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Filed herewith.
(1)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on June 20, 2005.
(2)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 3 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 1, 2004.
(3)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on March 12, 2004.
(4)	Incorporated by reference from the Registrant’s Form 8-K filed on April 4, 2006.
(5)	Incorporated by reference from the Registrant’s Form 10-K filed on June 12, 2006.
(6)	Incorporated by reference from the Registrant’s 14A filed on June 26, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 7, 2006.

APOLLO INVESTMENT CORPORATION

By:	/s/ John J. Hannan

John J. Hannan
Chief Executive Officer and Director

By:	/s/ Richard L. Peteka

Richard L. Peteka
Chief Financial Officer and Treasurer