Form 10-K/A
period 2006-03-31
APOLLO INVESTMENT CORP
filed 2006-09-15
CIK 1278752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The aggregate market value of common stock held by non-affiliates of the Registrant on September 30, 2005 based on the closing price on that date of $19.80 on the NASDAQ National Market was $1,227,173,328. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 81,605,018 shares of the Registrant’s common stock outstanding as of August 31, 2006.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended March 31, 2006 (the “Original Filing”), which was filed with the Securities and Exchange Commission on June 12, 2006, is to file revised officer certifications as Exhibits 31.1 and 31.2. No other items of the Original Filing are being amended hereby.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 15, 2006.

APOLLO INVESTMENT CORPORATION

By:	/s/ John J. Hannan
John J. Hannan
Chairman of the Board of Directors and Chief Executive Officer