Form 10-Q
period 2006-09-30
APOLLO INVESTMENT CORP
filed 2006-11-06
CIK 1278752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 333-112591

APOLLO INVESTMENT CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	52-2439556
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9 West 57th Street 41st Floor New York, N.Y.	10019
(Address of principal executive office)	(Zip Code)

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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of November 3, 2006 was 82,004,503.

APOLLO INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Apollo Investment”, “Company”, “AIC”, “Fund”, “we”, “us” and “our” refer to Apollo Investment Corporation unless the context otherwise states.

Item 1. Financial Statements

APOLLO INVESTMENT CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share amounts)

	September 30, 2006 (unaudited)		March 31, 2006
Assets
Investments, at fair value (cost - $1,932,797 and $1,520,025, respectively) (1)	$2,039,165		$1,556,698
Cash equivalents, at fair value (cost - $648,072 and $898,374, respectively)	648,072		898,374
Cash	1,661		5,506
Foreign currency	2,250		1,079
Interest receivable*	32,438		24,827
Receivable for investments sold	—		17,261
Receivable for commitment fee	—		812
Dividends receivable	3,071		173
Unrealized appreciation on forward foreign currency contract (see note 7)	425		—
Prepaid expenses and other assets	5,483		6,344

Total assets	$2,732,565		$2,511,074

Liabilities
Payable for investments and cash equivalents purchased	$724,657		$940,874
Credit facility payable*	659,932	†	323,852
Management and performance-based net investment income incentive fees payable (see note 3)	18,584		12,850
Interest payable	3,007		1,300
Accrued performance-based net realized gain incentive fee (see note 3)	1,852		—
Accrued administrative expenses	412		453
Unrealized depreciation on forward foreign currency contract	—		363
Other accrued expenses	762		1,527

Total liabilities	$1,409,206		$1,281,219

Net Assets
Common stock, par value $.001 per share, 400,000 and 400,000 common shares authorized, respectively, and 82,005 and 81,192 issued and outstanding, respectively	$82		$81
Paid-in capital in excess of par	1,214,110		1,198,137
Distributions in excess of net investment income (see note 2f)	(16,988)		(7,653)
Accumulated net realized gain	27,753		1,014
Net unrealized appreciation	98,402		38,276

Total Net Assets	$1,323,359		$1,229,855

Total liabilities and net assets	$2,732,565		$2,511,074

Net Asset Value Per Share	$16.14		$15.15

(1)	None of our portfolio companies are controlled by or affiliated with the Company as defined by the Investment Company Act of 1940.
*	Interest receivable includes net unrealized depreciation of $54 (in 000’s) at September 30, 2006 and net unrealized appreciation at March 31, 2006 of $17 (in 000’s). Credit facility payable includes net unrealized depreciation totaling $8,334 at September 30, 2006 and net unrealized appreciation totaling $1,949 at March 31, 2006 (in 000’s).
†	See note 7.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share amounts)

	Three months ended September 30,		Six months ended September 30,
	2006	2005*	2006	2005*
INVESTMENT INCOME:
Interest	$57,473	$33,594	$106,496	$60,328
Dividends	5,945	—	12,301	3,484
Other income	496	1,419	978	8,995

Total investment income	63,914	35,013	119,775	72,807

EXPENSES:
Management fees	$9,668	$5,310	$18,144	$9,801
Performance-based incentive fees (see note 3)	10,768	5,173	18,704	11,484
Interest and other credit facility expenses	8,185	2,277	13,816	2,775
Administrative services expenses	533	403	1,501	715
Other general and administrative expenses	998	1,157	2,119	2,095

Total expenses	30,152	14,320	54,284	26,870
Expense offset arrangement (see note 8)	(50)	—	(65)	—

Net expenses	30,102	14,320	54,219	26,870

Net investment income	$33,812	$20,693	$65,556	$45,937

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS AND FOREIGN CURRENCIES:
Net realized gain (loss):
Investments and cash equivalents	30,095	156	30,290	3,508
Foreign currencies	(348)	(716)	(3,551)	2,723

Net realized gain (loss)	29,747	(560)	26,739	6,231

Net change in unrealized gain (loss):
Investments and cash equivalents	14,206	7,456	69,696	(10,589)
Foreign currencies	3,501	3,420	(9,569)	2,991

Net change in unrealized gain (loss)	17,707	10,876	60,127	(7,598)

Net realized and unrealized gain (loss) from investments, cash equivalents and foreign currencies	47,454	10,316	86,866	(1,367)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$81,266	$31,009	$152,422	$44,570

EARNINGS PER COMMON SHARE (see note 5)	$1.00	$0.49	$1.87	$0.71

*	Certain amounts have been reclassified to conform to the current period’s presentation.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except shares)

	Six months ended September 30, 2006 (unaudited)	Year ended March 31, 2006

Increase in net assets from operations:
Net investment income	$65,556	$89,143
Net realized gains	26,739	11,165
Net change in unrealized gain	60,127	20,079

Net increase in net assets resulting from operations	152,422	120,387

Dividends and distributions to shareholders:	(74,891)	(102,735)

Capital share transactions:
Net proceeds from shares sold	—	294,056
Less offering costs related to public share offerings	(139)	(396)
Reinvestment of dividends	16,112	25,657

Net increase in net assets resulting from capital share transactions	15,973	319,317

Total increase in net assets:	93,504	336,969

Net assets at beginning of period	1,229,855	892,886

Net assets at end of period	$1,323,359	$1,229,855

Capital share activity
Shares sold	—	17,250,000
Shares issued from reinvestment of dividends	812,549	1,386,978

Net increase in capital share activity	812,549	18,636,978

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six months ended
	September 30, 2006	September 30, 2005
Cash Flows from Operating Activities:
Net Increase in Net Assets Resulting from Operations	$152,422	$44,570
Adjustments to reconcile net increase:
Purchase of investment securities	(807,004)	(598,063)
Proceeds from disposition of investment securities	424,585	255,727
Decrease (increase) from foreign currency transactions	(3,551)	2,722
Increase in interest and dividends receivable	(10,580)	(5,189)
Decrease (increase) in prepaid expenses and other assets	1,674	(3,370)
Increase in management and performance-based incentive fees payable	5,734	5,991
Increase in interest payable	1,707	1,490
Increase in accrued expenses	1,046	590
Decrease in payable for investments and cash equivalents purchased	(216,280)	(336,207)
Decrease in receivables for securities sold	17,261	—
Net change in unrealized (appreciation)/depreciation on investments, cash equivalents, foreign currencies and other assets and liabilities	(60,126)	7,591
Net realized gain on investments and cash equivalents	(26,739)	(6,231)

Net Cash Used by Operating Activities	(519,851)	(630,379)

Cash Flows from Financing Activities:
Offering costs from the issuance of common stock	(139)	—
Dividends paid in cash	(58,779)	(36,149)
Borrowings under credit facility	690,213	377,207
Repayments under credit facility	(364,416)	(86,000)

Net Cash Provided by Financing Activities	$266,879	$255,058

NET DECREASE IN CASH AND CASH EQUIVALENTS	($252,972)	($375,321)
Effect of exchange rates on cash balances	(4)	—
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	904,959	878,264

CASH AND CASH EQUIVALENTS, END OF PERIOD	$651,983	$502,943

Non-cash financing activities consist of the reinvestment of dividends totaling $16,112 and $10,233, respectively (in thousands).

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited)

September 30, 2006

(in thousands)

Portfolio Company (1)	Industry	Par Amount*	Cost	Fair Value (2)
Subordinated Debt/Corporate Notes – 99.3%
Advantage Sales & Marketing, Inc., 12.00%, 3/29/14	Grocery	$30,311	$29,734	$30,311
ALM Media Holdings, Inc., 13.00%, 3/15/13 ♦	Publishing	18,796	18,656	18,796
Altice France Est SAS (Numericable), E+912.5, 6/15/16	Cable TV	€21,701	27,773	27,363
AMH Holdings II, Inc. (Associated Materials), 13.625%, 12/1/14 ♦	Building Products	$47,675	46,760	46,483
Anthony, Inc., 13.50%, 9/1/12 ♦	Manufacturing	9,780	9,664	9,780
API Heat Transfer, Inc., 13.75%, 12/31/12	Manufacturing	19,386	19,089	19,386
Applied Systems, Inc., 13.50%, 6/19/14	Business Services	22,000	21,890	22,000
Arbonne Intermediate Holdco Inc. (Natural Products Group LLC), 13.50%, 6/19/14	Direct Marketing	55,227	55,029	55,227
Associated Materials, Inc., 0% / 11.25%, 3/1/14	Building Products	58,415	34,010	33,151
Audatex Holdings III, B.V., E+900, 10/13/14	Business Services	€15,000	18,463	19,571
Brenntag Holding GmbH & Co. KG, E+900, 1/25/16	Chemicals	€15,303	18,140	20,015
Collect America, Ltd., 13.50%, 8/5/12 ♦	Consumer Finance	$36,320	35,671	36,320
Delta Educational Systems, Inc., 13.00%, 5/12/13	Education	18,482	17,814	18,482
DSI Renal Inc., 14.00%, 3/31/14	Healthcare	10,097	10,097	10,097
Eurofresh, Inc., 0% / 14.50%, 1/15/14 ♦	Agriculture	26,504	16,956	15,041
Eurofresh, Inc., 11.50%, 1/15/13 ♦	Agriculture	50,000	50,000	49,250
European Directories (DH5) B.V., 15.735%, 7/1/16	Publishing	€2,015	2,430	2,617
European Directories (DH7) B.V., E+950, 7/1/15	Publishing	€14,771	18,035	19,179
FCI International S.A.S., E+875, 11/3/15 (3)	Electronics	€22,500	27,206	29,767
Fidji Luxembourg (BC2) S.A.R.L. (FCI International S.A.S.), E+1125, 8/3/16 (4)	Electronics	€17,500	20,999	23,498
FleetPride Corporation, 11.50%, 10/1/14 ♦	Transportation	$47,500	47,500	47,737
FPC Holdings, Inc. (FleetPride Corporation), 0% / 14.00%, 6/30/15 ♦	Transportation	37,846	26,013	25,073
Hanley Wood LLC, 12.25%, 8/1/2013 ♦	Media	60,000	59,455	60,000
Language Line Holdings, Inc., 0% / 14.125%, 6/15/13	Business Services	27,678	19,803	17,576
Language Line Inc., 11.125%, 6/15/12	Business Services	27,081	26,797	26,709
Latham Manufacturing Corp., 14.00%, 6/30/11	Leisure Equipment	33,954	33,402	33,954
Lexicon Marketing (USA), Inc., 13.25%, 5/11/13	Direct Marketing	28,216	28,216	28,216
LVI Services, Inc., 13.25%, 11/16/12	Environmental	43,000	42,209	43,000

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2006

(in thousands, except shares)

	Industry	Par Amount*	Cost	Fair Value (2)
Subordinated Debt/Corporate Notes – (continued)
Nielsen Finance LLC, 0% / 12.50%, 8/1/16 ♦	Market Research	$91,000	$50,200	$53,500
OTC Investors Corporation, 13.50%, 1/31/15	Direct Marketing	20,000	20,000	20,000
PBM Holdings, Inc., 13.50%, 9/29/13	Beverage, Food & Tobacco	17,500	17,500	17,500
Playpower Holdings Inc., 15.50%, 11/30/12 ♦	Leisure Equipment	76,029	76,029	76,029
Pro Mach Merger Sub, Inc., 12.50%, 6/15/12	Machinery	14,471	14,237	14,471
QHB Holdings LLC (Quality Home Brands), 13.50%, 12/20/13	Consumer Products	36,326	35,298	36,326
RSA Holdings Corp. of Delaware (American Safety Razor), 13.50%, 7/31/15	Consumer Products	35,801	35,801	35,801
Safety Products Holdings LLC, 11.75%, 1/1/12 ♦	Manufacturing	28,684	28,210	28,846
Sigmakalon Holdco B.V., E+1000, 12/31/15	Chemicals	€48,729	59,286	62,653
Sirona Dental Systems GmbH, E+950, 6/30/15	Healthcare	€22,689	27,228	29,316
Source Media Holdings Inc., 13.00%, 11/30/12 ♦	Media	$18,240	17,917	18,240
Tumi Holdings, Inc., L+1100, 12/31/14	Consumer Products	13,510	13,510	13,713
TDS Logistics, Inc., 14.75%, 2/26/10	Logistics	19,371	19,156	19,371
WDAC Intermediate Corp., 13.75%, 6/1/15	Publishing	€40,199	53,138	52,661
Ypso France SAS (Numericable), E+912.5, 6/15/16	Cable TV	€36,950	47,290	46,591

Total Subordinated Debt/Corporate Notes			$1,296,611	$1,313,617

		Shares
Preferred Equity – 3.7%
DSI Holding Company, Inc. (DSI Renal Inc.), 15.00%, 9/30/14	Healthcare	32,500	$31,733	$32,500
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 13.50%, 5/12/14	Education	12,360	10,904	12,360
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 12.50% (Conv.)	Education	3,325	3,325	3,325
LVI Acquisition Corp. (LVI Services, Inc.), 14.00%	Environmental	1,875	1,875	1,485

Total Preferred Equity			$47,837	$49,670

Common Equity/Partnership Interests – 11.7%

CA Holding, Inc. (Collect America, Ltd.)	Consumer Finance	25,000	$2,500	$3,208
DTPI Holdings, Inc. (American Asphalt & Grading)**	Infrastructure	200,000	2,000	759
FSC Holdings Inc. (Hanley Wood LLC)**	Media	10,000	10,000	13,467

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2006

(in thousands, except shares/warrants)

	Industry	Shares	Cost	Fair Value (2)
Common Equity/Partnership Interests (continued)
Garden Fresh Restaurant Holding, LLC	Retail	50,000	$5,000	$7,278
Gryphon Colleges Corporation (Delta Educational Systems, Inc.)	Education	175	175	184
GS Prysmian Co-Invest L.P. (Prysmian Cables & Systems) (5,6)	Industrial		3,795	80,370
Latham Acquisition Corp.**	Leisure Equipment	33,091	3,309	3,555
LM Acquisition Ltd. (Lexicon Marketing Inc.)	Direct Marketing	10,000	10,000	18,164
LVI Acquisition Corp. (LVI Services, Inc.)	Environmental	6,250	625	—
MEG Energy Corp. (7)	Oil & Gas	836,000	19,676	20,607
Pro Mach Co-Investment, LLC**	Machinery	150,000	1,500	2,459
Sorenson Communications Holdings, LLC Class A	Consumer Services	570,120	57	2,477
TDS Logistics, Inc.**	Logistics	250,000	2,500	1,940

Total Common Equity and Partnership Interests			$61,137	$154,468

		Warrants
Warrants – 0.4%
DSI Holdings Company, Inc. (DSI Renal Inc.), Common	Healthcare	5,011,327	—	$3,276
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Common	Education	98	$98	103
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class A-1 Preferred	Education	459	460	482
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class B-1 Preferred	Education	1,043	1,043	1,094

Total Warrants			$1,601	$4,955

		Par Amount*
Bank Debt/Senior Secured Loans (8) – 39.0%
1st Lien Bank Debt/Senior Secured Loans – 2.7%
Alliance Mortgage Investments, Inc., 6/1/10	Consumer Finance	$35,938	$35,939	$35,937

2nd Lien Bank Debt/Senior Secured Loans – 36.3%
American Asphalt & Grading Co., 7/1/11	Infrastructure	26,500	26,500	26,301
Anthony, Inc., 9/1/11	Manufacturing	13,000	12,901	13,000
BNY Convergex Group, LLC, 4/2/14	Business Services	50,000	49,750	50,359
C.H.I. Overhead Doors, Inc., 10/22/11	Building Products	15,000	15,031	15,094
Clean Earth, Inc., 10/14/11	Environmental	25,000	24,972	25,297

See notes to financial statements.

	Industry	Par Amount*	Cost	Fair Value (2)
2nd Lien Bank Debt/Senior Secured Loans (continued)
Cygnus Business Media, Inc., 1/13/10	Media	$10,000	$9,936	$9,950
Diam International, 7/1/12***	Consumer Products	20,231	20,203	3,035
Diam International, Jr. Revolving Credit, 6/30/11***	Consumer Products	1,308	1,308	994
Dr. Leonard’s Healthcare Corp., 7/31/12	Direct Marketing	22,000	22,000	22,055
DX III Holdings Corp. (Deluxe Entertainment Services Group Inc.), 7/28/11	Broadcasting & Entertainment	55,000	54,034	57,200
Garden Fresh Restaurant Corp., 12/22/11	Retail	26,000	25,772	26,000
Healthy Directions, LLC, 8/31/11	Vitamins, Supplements	14,850	14,850	14,924
Natural Products Group LLC, 12/19/13	Direct Marketing	25,000	25,000	25,141
N.E.W. Customer Service Companies, 2/8/14	Consumer Services	70,000	70,000	71,400
Quality Home Brands Holdings LLC, 6/20/13	Consumer Products	40,000	39,415	40,500
Sorenson Communications, Inc., 2/6/13	Consumer Services	75,000	75,000	76,242
Tumi Holdings, Inc., 6/30/14	Consumer Products	3,000	3,000	3,026

Total 2nd Lien Bank Debt/Senior Secured Loans			$489,672	$480,518

Total Bank Debt/Senior Secured Loans			$525,611	$516,455

Total Investments			$1,932,797	$2,039,165

Cash Equivalents – 49.0%
U.S. Treasury Bill, 4.52%, 10/26/06	Government	$650,000	$648,072	$648,072

Total Investments & Cash Equivalents - 203.1% (9)			$2,580,869	$2,687,237

Liabilities in excess of other assets – (103.1%)				(1,363,878)

Net Assets – 100.0%				$1,323,359

(1)	None of our portfolio companies is controlled or affiliated as defined by the Investment Company Act of 1940.
(2)	Fair value is determined by or under the direction of the Board of Directors of the Company (see Note 2).
(3)	Includes 27,433 attached warrants.
(4)	Includes 21,336 attached warrants.
(5)	Denominated in Euro (€).
(6)	The Company is the sole Limited Partner in GS Prysmian Co-Invest L.P.
(7)	Denominated in Canadian dollars.
(8)	Represent floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the LIBOR (London Inter-bank Offered Rate), EURIBOR (Euro Inter-bank Offered Rate), GBP LIBOR (London Inter-bank Offered Rate for British Pounds), or the Prime Rate. At September 30, 2006, the range of interest rates on floating rate bank debt was 11.87% - 14.19%.
(9)	Aggregate gross unrealized appreciation for federal income tax purposes is $126,976; aggregate gross unrealized depreciation for federal income tax purposes is $30,826. Net unrealized appreciation is $96,150 based on a tax cost of $2,591,087.

♦	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
*	Denominated in USD unless otherwise noted.
**	Non-income producing security
***	Non-accrual status

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2006

Industry Classification	Percentage at September 30, 2006
Direct Marketing	8.3%
Consumer Services	7.4%
Business Services	6.7%
Consumer Products	6.5%
Leisure Equipment	5.6%
Media	5.0%
Building Products	4.6%
Publishing	4.6%
Chemicals	4.1%
Industrial	3.9%
Consumer Finance	3.7%
Healthcare	3.7%
Cable TV	3.6%
Transportation	3.6%
Manufacturing	3.5%
Environmental	3.4%
Agriculture	3.2%
Broadcasting & Entertainment	2.8%
Market Research	2.6%
Electronics	2.6%
Education	1.8%
Retail	1.6%
Grocery	1.5%
Infrastructure	1.3%
Logistics	1.0%
Oil & Gas	1.0%
Beverage, Food & Tobacco	0.9%
Machinery	0.8%
Vitamins, Supplements	0.7%

Total Investments	100.0%

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

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2006

(in thousands, except shares)

	Industry	Par Amount*	Cost	Fair Value (2)
Subordinated Debt/Corporate Notes – (continued)
Sigmakalon Holdco B.V., E+1000, 12/31/15	Chemicals	€47,162	$57,296	$58,000
Sirona Dental Systems GmbH, E+950, 6/30/15	Healthcare	€22,096	26,479	27,676
Source Media Holdings Inc., 13.00%, 11/30/12 ♦	Publishing	$18,240	17,901	18,240
Travelex Global, GBP L+950, 10/30/15	Financial Services	£13,172	24,223	23,248
Tumi Holdings, Inc., L+1100, 12/31/14	Consumer Products	$13,175	13,175	13,439
T/Y Merger Corp., 14.75%, 2/26/10	Logistics	18,826	18,588	18,826
WDAC Intermediate Corp., 13.75%, 6/1/15	Publishing	€37,613	49,992	47,527

Total Subordinated Debt/Corporate Notes			$928,478	$936,953

	Industry	Shares	Cost	Fair Value (2)
Preferred Equity – 3.0%
DSI Holdings Company, Inc., 15.00% (5)	Healthcare	32,500	$31,687	$32,500
LVI Acquisition Corp, 14.00%	Environmental	1,875	1,875	1,875
Sorenson Communications Holdings, LLC Class B, 10.00%	Consumer Services	1,943	1,943	1,943

Total Preferred Equity			$35,505	$36,318

	Industry	Shares	Cost	Fair Value (2)
Common Equity/Partnership Interests – 8.8%
CA Holding, Inc.	Financial Services	25,000	$2,500	$2,969
DTPI Holdings, Inc.	Infrastructure	200,000	2,000	723
FSC Holdings Inc.	Media	10,000	10,000	10,658
Garden Fresh Restaurant Holding, LLC	Retail	50,000	5,000	5,000
GS Prysmian Co-Invest L.P. (6,7)	Industrial		24,928	39,354
Latham Acquisition Corp.**	Leisure Equipment	33,091	3,309	3,518
LM Acquisition Ltd. **	Direct Marketing	10,000	10,000	15,408
LVI Acquisition Corp.	Environmental	6,250	625	812
MEG Energy Corp.	Oil & Gas	836,000	19,676	19,707
N.E.W. Customer Service Companies, Inc.	Consumer Services	1,105,961	3,415	6,620
Pro Mach Co-investment, LLC**	Machinery	150,000	1,500	1,826
Sorenson Communications Holdings, LLC Class A	Consumer Services	570,120	57	852

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

Note 2. Significant Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

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

The significant accounting policies consistently followed by Apollo Investment are:

(a)	Security transactions are accounted for on the trade date; investments for which market quotations are readily available are valued at such market quotations; debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by or under the direction of our Board of Directors. Subordinated debt, senior secured debt and other debt securities with maturities greater than 60 days are valued by an independent pricing service or at the mean between the bid and ask prices from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). With respect to certain private equity securities, each investment will be valued by independent third party valuation firms using methods that may, among other measures and as applicable, include comparisons of financial ratios of the portfolio companies that issued such private equity securities to peer companies that are public. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we will consider the pricing indicated by the external event to corroborate our private equity valuation. Because we expect that there will not be a readily available market value for many of the investments in our portfolio, we expect to value such investments at fair value as determined in good faith by or under the direction of our Board of Directors using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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

(b)	Investments purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates value.

(c)	Gains or losses on the sale of investments are calculated by using the specific identification method.

(d)	Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as interest income.

(e)	The Company intends to comply with the applicable provisions of the Internal Revenue Code of 1986, as amended, pertaining to regulated investment companies to make distributions of taxable income sufficient to relieve it from substantially all Federal income taxes.

(f)	Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from accounting principles generally accepted in the United States of America.

(g)	Dividends and distributions to common stockholders are recorded as of record date. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually.

(h)	The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. The Company’s investments in foreign securities may involve certain risks such as foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments and therefore the earnings of the Company.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

(i)	The Company may enter into forward exchange contracts in order to hedge against foreign currency risk. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled.

(j)	The Company records origination expenses related to its multi-currency credit facility as prepaid assets. These expenses are deferred and amortized using the straight-line method over the stated life of the facility.

(k)	The Company records registration expenses related to Shelf filings as prepaid assets. These expenses are charged as a reduction of capital upon utilization, in accordance with Section 8.24 of the AICPA Audit and Accounting Guide for Investment Companies.

(l)	Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, are likely to remain current.

(m)	In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes. FIN 48 is effective for financial statements issued for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. We do not expect the FASB’s issuance of FIN 48 to materially impact the Company’s financial condition or results of operations.

(n)	In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements, which clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Adoption of SFAS 157 requires the use of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. At this time, the Company is in the process of reviewing the Standard against its current valuation policies to determine future applicability.

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

For the three and six months ended September 30, 2006, the Investment Adviser received $9,668 and $18,144 respectively, in base investment advisory and management fees and $8,916 and $16,852 respectively, in performance-based net investment income incentive fees from Apollo Investment. For the three and six months ended September 30, 2005, the Investment Adviser received $5,310 and $9,801 respectively, in base investment advisory and management fees and $5,173 and $11,484 respectively, in performance-based net investment income incentive fees from Apollo Investment. For the three and six months ended September 30, 2006, the Company accrued $1,852 and $1,852, respectively, in performance-based net realized gain incentive fees. For the three and six months ended September 30, 2005, the Company did not have a performance-based net realized gain incentive fee accrual.

Apollo Investment has also entered into an Administration Agreement with Apollo Investment Administration, LLC (the “Administrator”) under which the Administrator provides administrative services for Apollo Investment. For providing these services, facilities and personnel, Apollo Investment reimburses the Administrator for Apollo Investment’s allocable portion of overhead and other expenses incurred by Apollo Administration in performing its obligations under the Administration Agreement, including rent and Apollo Investment’s allocable portion of its chief financial officer and chief compliance officer and their respective staffs. The Administrator will also provide, on Apollo Investment’s behalf, managerial assistance to those portfolio companies to which Apollo Investment is required to provide such assistance.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

For the three and six months ended September 30, 2006, the Administrator was reimbursed $298 and $590 respectively, from Apollo Investment on $533 and $1,501, respectively, of expenses accrued under the Administration Agreement. For the three and six months ended September 30, 2005, the Administrator was reimbursed $262 and $460, respectively, from Apollo Investment on the $403 and $715, respectively, of expenses accrued under the Administration Agreement.

On April 14, 2005, Apollo Investment entered into an $800 million Senior Secured Revolving Credit Agreement (the “Credit Agreement”), among Apollo Investment, the lenders party thereto and JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent for the lenders. Effective December 29, 2005, lenders provided additional commitments in the amount of $100 million, increasing the total facility size to $900 million on the same terms and conditions as the existing commitments. On March 31, 2006, Apollo Investment Corporation amended and restated its $900 million senior secured, multi-currency, revolving credit facility due April 14, 2010. The amended Facility increased total commitments outstanding to $1.25 billion and extended the maturity date to April 13, 2011. The amended Facility also permits Apollo to seek additional commitments from new and existing lenders in the future, up to an aggregate amount not to exceed $2 billion. Pricing remains at 100 basis points over LIBOR. The Facility will be used to supplement Apollo’s equity capital to make additional portfolio investments. From time to time, certain of the lenders provide customary commercial and investment banking services to affiliates of Apollo Investment. JPMorgan also serves as custodian and fund accounting agent for Apollo Investment.

Note 4. Net Asset Value Per Share

At September 30, 2006, the Company’s total net assets and net asset value per share were $1,323,359 and $16.14, respectively. This compares to total net assets and net asset value per share at March 31, 2006 of $1,229,855 and $15.15, respectively.

Note 5. Earnings Per Share

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations for the three and six months ended September 30, 2006 and September 30, 2005, respectively:

	Three months ended September 30, 2006	Three months ended September 30, 2005	Six months ended September 30, 2006	Six months ended September 30, 2005
Numerator for net increase in net assets per share resulting from operations:	$81,266	$31,009	$152,422	$44,570
Denominator for basic and diluted weighted average shares:	81,618,045	62,774,863	81,410,678	62,666,684
Basic and diluted net increase in net assets per share resulting from operations:	$1.00	$0.49	$1.87	$0.71

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Note 6. Investments

Investments and cash equivalents consisted of the following as of September 30, 2006 and September 30, 2005, respectively:

	September 30, 2006		September 30, 2005
	Cost	Fair Value	Cost	Fair Value
Subordinated Debt/Corporate Notes	$1,296,611	$1,313,617	$668,190	$667,986
Preferred Equity	47,837	49,670	—	—
Common Equity/Partnership Interests	61,137	154,468	60,152	61,810
Warrants	1,601	4,955	—	—
Bank Debt/Senior Secured Loans	525,611	516,455	438,737	443,939
Cash Equivalents	648,072	648,072	498,680	498,680

Totals	$2,580,869	$2,687,237	$1,665,759	$1,672,415

Note 7. Foreign Currency Transactions

At September 30, 2006, the Company had an open foreign currency contract to sell euro forward and bears the market risk that arises from changes in foreign currency exchange rates. Unrealized appreciation on the contract is reflected in the accompanying financial statements as follows:

Foreign Currency	Local Currency	Cost	Market Value	Settlement Date	Unrealized Appreciation
To Sell: Euro	€42,500	$54,531	$54,106	12/8/06	$425

At September 30, 2006, the Company had outstanding non-US borrowings on its $1.25 billion multicurrency revolving credit facility denominated in euros and Canadian dollars. Unrealized appreciation (depreciation) on these outstanding borrowings is indicated in the table below:

Foreign Currency	Local Currency		Original Borrowing Cost	Current Value	Reset Date	Unrealized Appreciation (Depreciation)
Euro		€17,500	$21,178	$22,168	10/10/2006	$(990)
Euro		€10,090	12,489	12,782	10/11/2006	(293)
Euro		€15,000	18,141	19,001	10/20/2006	(860)
Euro		€25,061	30,246	31,746	10/24/2006	(1,500)
Euro		€10,000	12,442	12,668	10/30/2006	(226)
Euro		€5,000	6,322	6,334	11/6/2006	(12)
Euro		€58,050	74,664	73,535	11/17/2006	1,129
Euro		€1,000	1,286	1,267	11/21/2006	19
Euro		€20,022	24,888	25,362	12/6/2006	(474)
Euro		€2,500	3,001	3,167	12/18/2006	(166)
Euro		€45,525	55,071	57,669	12/20/2006	(2,598)
Euro		€22,000	26,437	27,868	12/27/2006	(1,431)
Canadian Dollar	C$	23,000	19,684	20,616	12/27/2006	(932)

			$305,849	$314,183		$(8,334)

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Note 8. Expense Offset Arrangement

The Company benefits from an expense offset arrangement with JPMorgan Chase Bank, N.A. (“custodian bank”) whereby the Company earns credits on any uninvested US dollar cash balances held by the custodian bank. These credits are applied by the custodian bank as a reduction of the monthly custody fees charged to the Company. The total amount of credits earned during the three and six months ended September 30, 2006 is $50 and $65, respectively. The total amount of credits earned during the three and six months ended September 30, 2005 is $0 and $0, respectively.

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

Note 10. Repurchase Agreements

The Company enters into repurchase agreements as part of its investment program. The Company’s custodian takes possession of collateral pledged by the counterparty. The collateral is marked-to-market daily to ensure that the value, plus accrued interest, is at least equal to the repurchase price. In the event of default of the obligor to repurchase, the Company has the right to liquidate the collateral and apply the proceeds in satisfaction of the obligation. Under certain circumstances, in the event of default or bankruptcy by the counterparty to the agreement, realization and/or retention of the collateral or proceeds may be subject to legal proceedings. There were no repurchase agreements outstanding at September 30, 2006.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

Note 11. Financial Highlights

The following is a schedule of financial highlights for the six months ended September 30, 2006 and the year ended March 31, 2006:

Per Share Data:

	Six months ended September 30, 2006 (unaudited)	Year ended March 31, 2006
Net asset value, beginning of period	$15.15	$14.27

Net investment income	0.80	1.41
Net realized and unrealized gain	1.07	0.49

Net increase in net assets resulting from operations	1.87	1.90
Dividends to shareholders (1)	(0.92)	(1.62)
Effect of anti-dilution	0.04	0.61
Offering costs	—	(0.01)

Net asset value at end of period	$16.14	$15.15

Per share market value at end of period	$20.51	$17.81
Total return (2)	20.57%	12.94%
Shares outstanding at end of period	82,004,503	81,191,954

Ratio/Supplemental Data:
Net assets at end of period (in millions)	$1,323.4	$1,229.9
Ratio of net investment income to average net assets	5.24%	9.89%

Ratio of operating expenses to average net assets*	3.24%	5.64%
Ratio of credit facility related expenses to average net assets	1.10%	1.44%

Ratio of total expenses to average net assets*	4.34%	7.08%

Average debt outstanding	$487,105	$325,639 **
Average debt per share	$5.98	$5.10
Portfolio turnover ratio	23.5%	39.2%

(1)	Dividends and distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under accounting principles generally accepted in the United States of America.
(2)	Total return is based on the change in market price per share during the respective periods. It also takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan. Total return is not annualized.
*	For the six months ended September 30, 2006 and the year ended March 31, 2006, incorporating the expense offset arrangement, the ratio of operating expenses to average net assets is 3.23% and 5.63%, respectively, and the ratio of total expenses to average net assets is 4.33% and 7.07%, respectively (see Note 8).
**	Average debt outstanding and per share is calculated from July 8, 2005 (the date of the Company’s first borrowing from its revolving credit facility) through March 31, 2006, and average debt per share is calculated as average debt outstanding divided by the average shares outstanding during the period (in 000’s).

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

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2007 (as of September 30, 2006)	$659,932	$3,005	$—	N/A
Fiscal 2006	$323,852	$4,798	$—	N/A
Fiscal 2005	$0	$0	$—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented (in 000’s).
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, as senior securities are not registered for public trading.

Note 12. Credit Agreement and Borrowings

At March 31, 2006 and under the terms of the amended and restated Credit Agreement, the lenders agreed to extend credit to Apollo Investment in an aggregate principal or face amount not exceeding $1.25 billion at any one time outstanding. The Credit Agreement is a five-year revolving facility (with a stated maturity date of April 14, 2011) and is secured by substantially all of the assets in Apollo Investment’s portfolio, including cash and cash equivalents. Pricing is set at 100 basis points over LIBOR. The Credit Agreement contains affirmative and restrictive covenants, including: (a) periodic financial reporting requirements, (b) maintaining minimum shareholders’ equity of the greater of (i) 40% of the total assets of Apollo Investment and its subsidiaries as at the last day of any fiscal quarter and (ii) the sum of (A) $300 million plus (B) 25% of the net proceeds from the sale of equity interests in Apollo Investment after the closing date of the Credit Agreement, (c) maintaining a ratio of total assets, less total liabilities (other than indebtedness) to total indebtedness, in each case of Apollo Investment and its subsidiaries, of not less than 2.0:1.0, (d) maintaining minimum liquidity, (e) limitations on the incurrence of additional indebtedness, (f) limitations on liens, (g) limitations on investments (other than in the ordinary course of Apollo Investment’s business), (h) limitations on mergers and disposition of assets (other than in the normal course of Apollo Investment’s business activities) and (i) limitations on the creation or existence of agreements that permit liens on properties of Apollo Investment’s subsidiaries. In addition to the asset coverage ratio described in clause (c) of the preceding sentence, borrowings under the Credit Agreement (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in Apollo Investment’s portfolio. The Credit Agreement currently provides for the ability of Apollo Investment to seek additional commitments from lenders in an aggregate amount of up to $750 million. The Credit Agreement is used to supplement Apollo Investment’s equity capital to make additional portfolio investments and for other general corporate purposes.

At September 30, 2006 and March 31, 2006, the Company had $659,932 (at value) and $323,852 (at value), respectively, drawn on its $1,250,000 revolving credit facility. The weighted average annual interest cost for the six months ended September 30, 2006 was 5.12%, exclusive of 0.54% for commitment fees and for other prepaid expenses related to establishing the credit facility. This weighted average annual interest cost reflects the average interest cost for all borrowings, including EURIBOR, CAD LIBOR, and USD LIBOR.

The average debt outstanding on the credit facility was $487,105 for the six months ended September 30, 2006. The maximum amount borrowed during this period was $671,318. The remaining amount available under the facility was $590,068 at September 30, 2006.

At September 30, 2006, the Company was in compliance with all financial and operational covenants required by the Credit Agreement.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Apollo Investment Corporation

We have reviewed the accompanying statements of assets and liabilities of Apollo Investment Corporation (the “Company”) as of September 30, 2006 and March 31, 2006, including the schedules of investments, the related statements of operations for the three and six-month periods ended September 30, 2006 and September 30, 2005 and of cash flows for the six-month periods ended September 30, 2006 and September 30, 2005 and the statements of changes in net assets for the six-month period ended September 30, 2006 and for the year ended March 31, 2006. These interim financial statements are the responsibility of the Company’s management.

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

November 6, 2006

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

As a business development company, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” The SEC recently adopted new rules under the 1940 Act to expand the definition of “eligible portfolio company” to include all private companies and companies whose securities are not listed on a national securities exchange. The new rules also will permit us to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. The new rules will become effective November 30, 2006. Upon the effectiveness of the new rules, we will no longer be required to determine the eligibility of a portfolio company by reference to whether or not it has outstanding margin securities.

In addition to the adoption of the rules described above, the SEC also proposed for comment a rule that would include as eligible portfolio companies certain public companies that have listed their securities on a national securities exchange, as long as their public float and/or market capitalization are below a specified level. We will continue to monitor closely any developments with respect to the definition of eligible portfolio company, and intend to adjust our investment focus as needed to comply with and/or take advantage of the new rules as well as any other regulatory, legislative, administrative or judicial actions in this area.

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

Portfolio and Investment Activity

During the quarter ended September 30, 2006, middle market activity remained robust as we continued to identify investment opportunities that met or exceeded our risk-reward standards. Strong originations and refinancings on some of our existing portfolio companies drove an active investment quarter. Investments totaled $493.8 million across 6 new and 6 existing portfolio companies during the three months ended September 30, 2006. This compares to investing $332.9 million in 8 new and 3 existing portfolio companies for the three months ended September 30, 2005. Investment sales and pre-payment proceeds totaled $287.3 million during the quarter versus $134.2 million for the three months ended September 30, 2005. The prepayment of N.E.W. Customer Service Companies in August generated an additional $28.1 million of gains on this investment. In addition, we also received a €19.1 million distribution on our €20 million investment from the recapitalization of Prysmian Cables & Systems (through our investment in GS Prysmian Co-Invest LP).

At September 30, 2006, our net portfolio consisted of 51 portfolio companies and was invested 64% in subordinated debt, 3% in preferred equity, 8% in common equity and 25% in senior secured loans versus 39 portfolio companies invested 57% in subordinated debt, 5% in common equity and 38% in senior secured loans at September 30, 2005. Our targeted investment size typically ranges between $20 million and $150 million, although this investment size may vary proportionately as the size of our capital base changes.

The weighted average yields on our subordinated debt portfolio, senior secured loan portfolio and total debt portfolio were 13.5%, 12.8% and 13.3%, respectively, at September 30, 2006 versus 13.4%, 10.4% and 12.2%, respectively, at September 30, 2005.

Senior secured loans and European mezzanine loans typically accrue interest at variable rates determined on the basis of a benchmark: LIBOR, EURIBOR, GBP LIBOR, or the prime rate, with stated maturities at origination that typically range from 5 to 10 years. While subordinated debt issued within the United States will typically accrue interest at fixed rates, some of these investments may include zero-coupon, PIK and/or step bonds that accrue income on a constant yield to call or maturity basis. At September 30, 2006, 57% or $1,071.6 million of our interest-bearing portfolio is fixed rate debt and 43% or $808.1 million is floating rate debt.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially. In addition to the discussion below, our critical accounting policies are further described in the notes to the financial statements.

Valuation of Portfolio Investments

As a business development company, we generally invest in illiquid securities including debt and equity securities of middle market companies. Under procedures established by our board of directors, we value investments, including certain subordinated debt, senior secured debt and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations. We obtain these market values from an independent pricing service or at the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by or under the direction of our board of directors. Such determination of fair values may involve subjective judgments and estimates. Investments purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates value. With respect to unquoted securities, our board of directors, together with our independent valuation adviser, values each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, our board will use the pricing indicated by the external event to corroborate and/or assist us in our valuation. Because we expect that there will not be a readily available market for many of the investments in our portfolio, we expect to value many of our portfolio investments at fair value as determined in good faith by or under the direction of our board of directors using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements, which clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Adoption of SFAS 157 requires the use of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. At this time, the Company is in the process of reviewing the Standard against its current valuation policies to determine future applicability.

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

Results of Operations

Results comparisons are for the three and six months ended September 2006 and September 2005.

Investment Income

Gross investment income totaled $63.9 million and $119.8 million, respectively for the three and six months ended September 30, 2006 compared to $35.0 million and $72.8 million, respectively, for the three and six months ended September 30, 2005. The increase in investment income for the three and six months ended September 30, 2006 was primarily due to the continued growth and asset mix of our investment portfolio as compared to the year-ago period. Notable events impacting investment income in the current period include dividend income of $2.7 million from GS Prysmian Co-Invest L.P. and $1.4 million from Sorenson Communications, Inc. Origination, closing and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans.

Expenses

Net expenses totaled $30.1 million and $54.2 million, respectively, for the three and six months ended September 30, 2006 versus $14.3 million and $26.9 million, respectively, for the three and six months ended September 30, 2005. Of these totals, for the three and six months ended September 30, 2006, $10.8 million and $18.7 million, respectively, were performance-based incentive fees and $8.2 million and $13.8 million, respectively, were interest and other credit facility expenses. This compares to $5.2 million and $11.5 million in performance-based incentive fees and $2.3 million and $2.8 million in interest and other credit facility expenses for the three and six months ended September 30, 2005. Expenses net of performance-based incentive fees, interest, and other credit facility expenses for the three months and six months ended September 30, 2006 were $11.1 million and $21.7 million, respectively, versus $6.8 million and $12.6 million for the three and six months ended September 30, 2005. These net expenses consist of base investment advisory and management fees, insurance expenses, administrative services expenses, professional fees, directors’ fees, audit and tax services expenses, and other general and administrative expenses. The increase in expenses was driven primarily by an increase in base investment advisory and management fees resulting from the growth of our investment portfolio as well as from an accrual of $1.9 million in net realized gain incentive fees.

Net Investment Income

The Company’s net investment income totaled $33.8 million and $65.6 million or $0.41 per share and $0.81 per share, respectively, for the three and six months ended September 30, 2006. For the three and six months ended September 30, 2005, the Company’s net investment income totaled $20.7 million and $45.9 million or $0.33 per share and $0.73 per share, respectively.

Net Realized Gains/Losses

The Company had investment sales totaling $287.3 million and $411.4 million, respectively, for the three and six months ended September 30, 2006 versus $134.2 million and $258.7 million, respectively, for the three and six months ended September 30, 2005. Total net realized gains for the three and six months ended September 30, 2006 were $29.7 million and $26.7 million, respectively, versus total net realized losses and gains, respectively, for the three and six months ended September 30, 2005 of $0.6 million and $6.2 million. Realized gains were derived primarily from the prepayment of our investment in N.E.W. Customer Service Companies which contributed $28.1 million to net realized gains for the quarter ended September 30, 2006. Included in the total net realized gains are currency losses of $0.3 million and $3.6 million, respectively, for the three and six months ended September 30, 2006 versus a currency loss and gain, respectively, of $0.7 million and $2.7 million for the three and six months ended September 30, 2005.

Net Unrealized Appreciation (Depreciation) on Investments and Foreign Currencies

For the three and six months ended September 30, 2006, the Company’s investments, foreign currencies and other assets and liabilities had a net increase in appreciation of $17.7 million and $60.1 million, respectively, versus a net increase and decrease in appreciation, respectively, of $10.9 million and $7.6 million for the three and six months ended September 30, 2005. At September 30, 2006, net unrealized appreciation totaled $98.4 million, of which $107.6 million was attributable to net unrealized appreciation on our subordinated debt and private equity (after considering the effects of foreign currency borrowing/hedging for our non-U.S. investments) and $9.2 million was attributable to net unrealized depreciation on our bank debt/senior secured debt.

Net Increase in Net Assets From Operations

For the three and six months ended September 30, 2006, the Company had a net increase in net assets resulting from operations of $81.3 million and $152.4 million, respectively, versus an increase of $31.0 million and $44.6 million for the three and six months ended September 30, 2005, respectively. The net change in net assets from operations per share was $1.00 and $1.87, respectively, for the three and six months ended September 30, 2006 versus $0.49 and $0.71 for the three and six months ended September 30, 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated primarily through its senior secured, multi-currency $1.25 billion, five-year credit facility maturing in April 2011 as well as from cash flows from operations, including investment sales and prepayments of senior and subordinated loans and income earned from investments and cash equivalents (which normally comprise of U.S. government securities and other high-quality debt investments that mature in one year or less). At September 30, 2006, the Company has $660 million in borrowings outstanding and $590 million available for its use. In the future, the Company may raise additional equity or debt capital off its shelf registration or may securitize a portion of its investments. It may also further access $750 million of additional credit commitments available under the terms of its current credit facility as the Company’s equity capital base grows. The primary use of funds will be investments in portfolio companies, cash distributions to holders of common stock and for other general corporate purposes.

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

Off-Balance Sheet Arrangements

At September 30, 2006, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than the investment advisory and management agreement and the administration agreement.

Dividends

Dividends paid to stockholders for the three and six months ended September 30, 2006 totaled $38.4 million or $0.47 per share and $74.9 million or $0.92 per share, respectively. For the three and six months ended September 30, 2005, dividends paid totaled $27.0 million or $0.43 per share and $46.4 million or $0.74 per share, respectively. Tax characteristics of all dividends will be reported to shareholders on Form 1099 after the end of the calendar year.

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

With respect to the dividends paid to shareholders, income from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies is treated as taxable income and accordingly, distributed to shareholders. For the three and six months ended September 30, 2006, upfront fees totaling $0.8 million and $3.5 million, respectively, are being amortized into income over the lives of their respective loans. For the three and six months ended September 30, 2005, upfront fees totaled $2.0 million and $2.4 million, respectively.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes. FIN 48 is effective for financial statements issued for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. We do not expect the FASB’s issuance of FIN 48 to materially impact the Company’s financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. During the three and six months ended September 30, 2006, many of the loans in our portfolio had floating interest rates. These loans are usually based on a floating LIBO rate and typically have durations of one to six months after which they reset to current market interest rates. As the percentage of our mezzanine and other subordinated loans increase as a percentage of our total investments, we expect that more of the loans in our portfolio will have fixed rates. Accordingly, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the three and six months ended September 30, 2006, we did not engage in interest rate hedging activities.

Beginning in December 2004 and concomitant with our investment in WDAC Intermediate Corp., we entered into a three-month forward foreign currency contract to hedge our exposure to the currency risk associated with this investment. Our hedging contract continues to roll forward every three months and remains outstanding at September 30, 2006. Realized and unrealized gains on these contracts are represented on our balance sheet and statement of operations, respectively, as of and for the three and six months ended September 30, 2006. The open contract is further described in footnote 7 within our financial statements included within this Form 10-Q.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2006 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financing reporting that occurred during the second quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We, Apollo Investment Management and Apollo Investment Administration are not currently subject to any legal proceedings.

Item 1A. Risk Factors

A restated description of the risk factors associated with our business is set forth below. This description includes any changes (whether or not material) to, and supersedes, the description of the risk factors associated with our business previously discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

We can offer no assurance that we will be able to replicate the success of Apollo’s private funds and our investment returns could be substantially lower than the returns achieved by those private funds.

Even though Apollo Investment Management is led by senior investment professionals of Apollo who apply the value-oriented philosophy and techniques used by the Apollo investment professionals in their private fund investing, our investment strategies and objectives differ from those of other private funds that are or have been managed by the Apollo investment professionals. Further, investors in Apollo Investment are not acquiring an interest in other Apollo funds. Further, while Apollo Investment may consider potential co-investment participation in portfolio investments with other Apollo funds, any such investment activity is subject to a number of limitations, including applicable allocation policies and regulatory limitations on certain types of co-investment activity. Certain types of negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. There can be no assurance that any such order will be obtained. Accordingly, we can offer no assurance that Apollo Investment will replicate Apollo’s historical success, and we caution you that our investment returns could be substantially lower than the returns achieved by those private funds.

We are dependent upon Apollo Investment Management’s key personnel for our future success and upon their access to Apollo’s investment professionals and partners.

We depend on the diligence, skill and network of business contacts of the senior management of Apollo Investment Management. Members of our senior management may depart at any time. For a description of the senior management team, see “Management.” We also depend, to a significant extent, on Apollo Investment Management’s access to the investment professionals and partners of Apollo and the information and deal flow generated by the Apollo investment professionals in the course of their investment and portfolio management activities. The senior management of Apollo Investment Management evaluates, negotiates, structures, closes and monitors our investments. Our future success depends on the continued service of the senior management team of Apollo Investment Management. The departure of any of our directors or the senior managers of Apollo Investment Management, or of a significant number of the investment professionals or partners of Apollo, could have a material adverse effect on our ability to achieve our investment objective. In addition, we can offer no assurance that Apollo Investment Management will remain our investment adviser or that we will continue to have access to Apollo’s partners and investment professionals or its information and deal flow.

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

Any failure on our part to maintain our status as a business development company would reduce our operating flexibility.

If we do not remain a business development company, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility.

We will be subject to corporate-level income tax if we are unable to qualify as a RIC.

To qualify as a RIC under the Code, we must meet certain source-of-income, asset diversification and annual distribution requirements. The annual distribution requirement for a RIC is satisfied if we distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders on an annual basis. To the extent we use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments are in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders.

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

We currently use borrowed funds to make investments and are exposed to the typical risks associated with leverage.

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

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We entered into a credit agreement in April 2005 with institutional banks and other lenders to facilitate such borrowing. Our lenders have fixed dollar claims on our consolidated assets that are superior to the claims of our common stockholders. If the value of our consolidated assets increases, then leveraging would cause the net asset value to increase more sharply than it would have had we not leveraged. Conversely, if the value of our consolidated assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our consolidated income in excess of consolidated interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our consolidated income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments. Leverage is generally considered a speculative investment technique.

Changes in interest rates may affect our cost of capital and net investment income.

Because we borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income. Our long-term fixed-rate investments are financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have affected our net income over a one-year horizon. Although management believes that this estimated measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

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

We may need additional capital to fund growth in our investments. We have issued equity securities and have borrowed from financial institutions. A reduction in the availability of new capital could limit our ability to grow. We must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders to maintain our regulated investment company status. As a result, such earnings are not available to fund investment originations. We expect to continue to borrow from financial institutions and issue additional debt and equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. In addition, as a business development company, we are generally required to maintain a ratio of at least 200% of total assets to total borrowings, which may restrict our ability to borrow in certain circumstances.

Many of our portfolio investments are recorded at fair value as determined in good faith by our board of directors and, as a result, there is uncertainty as to the value of our portfolio investments.

A large percentage of our portfolio investments are in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We value these securities quarterly at fair value as determined in good faith by our board of directors. However, we may be required to value our securities at fair value as determined in good faith by our board of directors to the extent necessary to reflect significant events affecting the value of our securities. Our board of directors utilizes the services of several independent valuation firms to aid it in determining the fair value of these securities. The types of factors that may be considered in fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

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

Our executive officers and directors, and the partners of our investment adviser, Apollo Investment Management, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. Moreover, we note that, notwithstanding the difference in principal investment objectives between Apollo Investment and other Apollo funds, such other Apollo sponsored funds, including new affiliated potential pooled investment vehicles or managed accounts not yet established, have and may from time to time have overlapping investment objectives with those of Apollo Investment and, accordingly, invest in, whether principally or secondarily, asset classes similar to those targeted by Apollo Investment. To the extent such other investment vehicles have overlapping investment objectives, the scope of opportunities otherwise available to us may be adversely affected and/or reduced. As a result, the partners of Apollo Investment Management may face conflicts in their time management and commitments as well as in the allocation of investment opportunities to other Apollo funds. We do not anticipate making an initial investment in any portfolio company in which Apollo or any affiliate has a pre-existing investment. In addition, in the event such investment opportunities are allocated among Apollo Investment and other investment vehicles affiliated with Apollo Investment Management, our desired investment portfolio may be adversely affected. Although Apollo Investment Management endeavors to allocate investment opportunities in a fair and equitable manner, it is possible that we may not be given the opportunity to participate in certain investments made by investment funds managed by investment managers affiliated with Apollo Investment Management.

Apollo Investment Management and its affiliates and investment managers may determine that an investment is appropriate both for us and for one or more other funds. In such event, depending on the availability of such investment and other appropriate factors, Apollo Investment Management may determine that we should invest on a side-by-side basis with one or more other funds. We do not anticipate making an initial investment in any portfolio company in which Apollo or any affiliate has a pre-existing investment. We may make all such investments subject to compliance with applicable regulations and interpretations, and our allocation procedures. Certain types of negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. There can be no assurance that any such order will be obtained.

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

As of September 30, 2006, we have investments in 51 companies. A consequence of this limited number of investments is that the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Beyond our income tax diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.

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

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in order to: (1) increase or maintain in whole or in part our equity ownership percentage; (2) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing or (3) attempt to preserve or enhance the value of our investment.

We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. We have the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities, or because we are inhibited by compliance with business development company requirements or the desire to maintain our tax status.

Because we generally do not hold controlling equity interests in our portfolio companies, we may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

Although we may do so in the future, to date we have not taken controlling equity positions in our portfolio companies. As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and the stockholders and management of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company, and may therefore suffer a decrease in the value of our investments.

An investment strategy focused primarily on privately-held companies presents certain challenges, including the lack of available information about these companies, a dependence on the talents and efforts of only a few key portfolio company personnel and a greater vulnerability to economic downturns.

We have invested and will continue to invest primarily in privately-held companies. Generally, little public information exists about these companies, and we are required to rely on the ability of Apollo Investment Management’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Also, privately-held companies frequently have less diverse product lines and smaller market presence than larger competitors. These factors could affect our investment returns.

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

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a business development company, we may be limited in our ability to make distributions. Finally, if more stockholders opt to receive cash dividends rather than participate in our dividend reinvestment plan, we may be forced to liquidate some of our investments and raise cash in order to make dividend payments.

Our shares may trade at discounts from net asset value or at premiums that are unsustainable over the long term.

Shares of business development companies may trade at a market price that is less than the net asset value that is attributable to those shares. The possibility that our shares of common stock will trade at a discount from net asset value or at premiums that are unsustainable over the long term are separate and distinct from the risk that our net asset value will decrease. It is not possible to predict whether the shares offered hereby will trade at, above, or below net asset value.

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

We may be unable to invest the net proceeds raised from offerings on acceptable terms, which would harm our financial condition and operating results.

Until we identify new investment opportunities, we intend to either invest the net proceeds of future offerings in interest-bearing deposits or other short-term instruments or use the net proceeds from such offerings to reduce then-outstanding obligations under our credit facility. We cannot assure you that we will be able to find enough appropriate investments that meet our investment criteria or that any investment we complete using the proceeds from an offering will produce a sufficient return.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On August 3, 2006, Apollo Investment Corporation held its 2006 Annual Meeting of Stockholders in New York, NY for the purpose of considering and voting upon the election of Directors and ratifying the selection of an independent registered public accounting firm. Votes were cast as follows:

Nominee	For	Withheld	Abstain
John J. Hannan	71,570,212	722,825	—
Gerald Tsai, Jr.	71,254,853	1,038,184	—

Ratify the selection of PricewaterhouseCoopers LLP	72,136,029	108,788	48,220

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1	Articles of Amendment and Restatement, as amended (1)

3.2	Amended and Restated Bylaws (5)

4.1	Form of Stock Certificate (3)

10.1	Investment Advisory Management Agreement between Registrant and Apollo Investment Management, L.P. (2)

10.1(b)	Supplement to the Investment Advisory Management Agreement between Registrant and Apollo Investment Management, L.P. (5)

10.2	Administration Agreement between Registrant and Apollo Investment Administration, LLC (2)

10.3	Dividend Reinvestment Plan (3)

10.4	Custodian Agreement (3)

10.5	License Agreement between the Registrant and Apollo Management, L.P. (2)

10.6	Form of Transfer Agency and Service Agreement (2)

10.7	Amended and Restated Senior Secured Revolving Credit Agreement (4)

22.1	Proxy Statement (6)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Filed herewith.
(1)	Incorporated by reference from the Registrant’s post-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on August 14, 2006.
(2)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 3 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 1, 2004.
(3)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on March 12, 2004.
(4)	Incorporated by reference from the Registrant’s Form 8-K filed on April 4, 2006.
(5)	Incorporated by reference from the Registrant’s Form 10-K filed on June 12, 2006.
(6)	Incorporated by reference from the Registrant’s 14A filed on June 26, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 6, 2006.

APOLLO INVESTMENT CORPORATION

By:	/s/ JOHN J. HANNAN

John J. Hannan
Chief Executive Officer and Director

By:	/s/ RICHARD L. PETEKA

Richard L. Peteka
Chief Financial Officer and Treasurer