Form 10-Q
period 2006-12-31
APOLLO INVESTMENT CORP
filed 2007-02-07
CIK 1278752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended December 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 333-112591

APOLLO INVESTMENT CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	52-2439556
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9 West 57th Street 14th Floor New York, N.Y.	10019
(Address of principal executive office)	(Zip Code)

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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of February 3, 2007 was 100,351,002.

APOLLO INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2006

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Apollo Investment”, “Company”, “AIC”, “Fund”, “we”, “us” and “our” refer to Apollo Investment Corporation unless the context otherwise states.

Item 1. Financial Statements

APOLLO INVESTMENT CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share amounts)

	December 31, 2006 (unaudited)		March 31, 2006
Assets
Investments, at fair value (cost - $2,111,248 and $1,520,025, respectively) (1)	$2,249,517		$1,556,698
Cash equivalents, at fair value (cost - $344,602 and $898,374, respectively)	344,580		898,374
Cash	2,451		5,506
Foreign currency	882		1,079
Interest receivable*	38,532		24,827
Receivable for investments sold	—		17,261
Receivable for commitment fee	—		812
Dividends receivable	4,995		173
Prepaid expenses and other assets	5,117		6,344

Total assets	$2,646,074		$2,511,074

Liabilities
Payable for investments and cash equivalents purchased	$344,602		$940,874
Credit facility payable*	926,434	†	323,852
Management and performance-based net investment income incentive fees payable (see note 3)	19,906		12,850
Interest payable	6,412		1,300
Accrued administrative expenses	576		453
Unrealized depreciation on forward foreign currency contract	—		363
Other accrued expenses	1,046		1,527

Total liabilities	$1,298,976		$1,281,219

Net Assets
Common stock, par value $.001 per share, 400,000 and 400,000 common shares authorized, respectively, and 82,351 and 81,192 issued and outstanding, respectively	$82		$81
Paid-in capital in excess of par	1,221,873		1,198,137
Distributions in excess of net investment income (see note 2f)	(19,956)		(7,653)
Accumulated net realized gain	27,297		1,014
Net unrealized appreciation	117,802		38,276

Total Net Assets	$1,347,098		$1,229,855

Total liabilities and net assets	$2,646,074		$2,511,074

Net Asset Value Per Share	$16.36		$15.15

(1)	None of our portfolio companies are controlled by or affiliated with the Company as defined by the Investment Company Act of 1940.
*	Interest receivable includes net unrealized appreciation of $214 (in 000’s) and $17 (in 000’s) at December 31, 2006 and March 31, 2006, respectively. Credit facility payable includes net unrealized depreciation totaling $20,659 (in 000’s) at December 31, 2006 and net unrealized appreciation totaling $1,949 at March 31, 2006 (in 000’s).
†	See note 7.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share amounts)

	Three months ended		Nine months ended
	December 31, 2006	December 31, 2005*	December 31, 2006	December 31, 2005*
INVESTMENT INCOME:
Interest	$67,058	$37,425	$173,554	$97,753
Dividends	3,717	58	16,018	3,542
Other income	296	84	1,274	9,079

Total investment income	71,071	37,567	190,846	110,374

EXPENSES:
Management fees	$10,860	$6,421	$29,004	$16,222
Performance-based incentive fees (see note 3)	7,194	5,138	25,898	16,622
Interest and other credit facility expenses	12,848	4,205	26,664	6,980
Administrative services expenses	501	359	2,002	1,074
Other general and administrative expenses	981	920	3,100	3,015

Total expenses	32,384	17,043	86,668	43,913
Expense offset arrangement (see note 8)	(17)	(30)	(82)	(30)

Net expenses	32,367	17,013	86,586	43,883

Net investment income before excise taxes	38,704	20,554	104,260	66,491
Excise tax expense	(670)	—	(670)	—

Net investment income	$38,034	$20,554	$103,590	$66,491

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS AND FOREIGN CURRENCIES:
Net realized gain (loss):
Investments and cash equivalents	3,039	2,023	33,329	5,531
Foreign currencies	(3,495)	2,638	(7,046)	5,361

Net realized gain (loss)	(456)	4,661	26,283	10,892

Net change in unrealized gain (loss):
Investments and cash equivalents	31,878	7,500	101,574	(3,088)
Foreign currencies	(12,479)	831	(22,048)	3,821

Net change in unrealized gain (loss)	19,399	8,331	79,526	733

Net realized and unrealized gain (loss) from investments, cash equivalents and foreign currencies	18,943	12,992	105,809	11,625

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$56,977	$33,546	$209,399	$78,116

EARNINGS PER COMMON SHARE (see note 5)	$0.69	$0.53	$2.57	$1.25

*	Certain amounts have been reclassified to conform to the current period’s presentation.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except shares)

	Nine months ended December 31, 2006 (unaudited)	Year ended March 31, 2006
Increase in net assets from operations:
Net investment income	$103,590	$89,143
Net realized gains	26,283	11,165
Net change in unrealized gain	79,526	20,079

Net increase in net assets resulting from operations	209,399	120,387

Dividends and distributions to shareholders:	(115,893)	(102,735)

Capital share transactions:
Net proceeds from shares sold	—	294,056
Less offering costs related to public share offerings	(109)	(396)
Reinvestment of dividends	23,846	25,657

Net increase in net assets resulting from capital share transactions	23,737	319,317

Total increase in net assets:	117,243	336,969

Net assets at beginning of period	1,229,855	892,886

Net assets at end of period	$1,347,098	$1,229,855

Capital share activity
Shares sold	—	17,250,000
Shares issued from reinvestment of dividends	1,159,048	1,386,978

Net increase in capital share activity	1,159,048	18,636,978

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine months ended
	December 31, 2006	December 31, 2005
Cash Flows from Operating Activities:
Net Increase in Net Assets Resulting from Operations	$209,399	$78,116
Adjustments to reconcile net increase:
Purchase of investment securities	(1,109,081)	(866,187)
Proceeds from disposition of investment securities	551,280	356,886
Decrease (increase) from foreign currency transactions	(7,046)	5,321
Increase in interest and dividends receivable	(18,331)	(6,930)
Decrease (increase) in prepaid expenses and other assets	2,040	(3,065)
Increase in management and performance-based incentive fees payable	7,056	7,067
Increase in interest payable	5,112	1,791
Increase (decrease) in accrued expenses	(358)	306
Decrease in payable for investments and cash equivalents purchased	(596,365)	(347,790)
Decrease (increase) in receivables for securities sold	17,261	(388)
Net change in unrealized appreciation on investments, cash equivalents, foreign currencies and other assets and liabilities	(79,548)	(733)
Net realized gain on investments and cash equivalents	(26,283)	(10,892)

Net Cash Used by Operating Activities	(1,044,864)	(786,498)

Cash Flows from Financing Activities:
Offering costs from the issuance of common stock	(109)	—
Dividends paid in cash	(92,047)	(55,538)
Borrowings under credit facility	1,250,751	571,908
Repayments under credit facility	(670,777)	(153,700)

Net Cash Provided by Financing Activities	$487,818	$362,670

NET DECREASE IN CASH AND CASH EQUIVALENTS	($557,046)	($423,828)
Effect of exchange rates on cash balances	—	(1)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	904,959	878,264

CASH AND CASH EQUIVALENTS, END OF PERIOD	$347,913	$454,435

Non-cash financing activities for the nine months ended December 31, 2006 and nine months ended December 31, 2005 consist of the reinvestment of dividends totaling $23,846 and $18,601, respectively (in thousands).

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited)

December 31, 2006

(in thousands)

Portfolio Company (1)	Industry	Par Amount*	Cost	Fair Value (2)
Subordinated Debt/Corporate Notes – 109.2%
Advantage Sales & Marketing, Inc., 12.00%, 3/29/14	Grocery	$30,466	$29,901	$30,466
ALM Media Holdings, Inc., 13.00%, 3/15/13 ♦	Publishing	20,018	19,882	20,018
Altice France Est SAS (Numericable), E+912.5, 6/15/16	Cable TV	€21,701	27,777	29,402
AMH Holdings II, Inc. (Associated Materials), 13.625%, 12/1/14 ♦	Building Products	$47,675	46,776	47,675
Anthony, Inc., 13.50%, 9/1/12 ♦	Manufacturing	9,818	9,704	9,818
API Heat Transfer, Inc., 13.75%, 12/31/12	Manufacturing	26,729	26,313	26,729
Applied Systems, Inc., 13.50%, 6/19/14	Business Services	22,000	21,892	22,220
Arbonne Intermediate Holdco Inc. (Natural Products Group LLC), 13.50%, 6/19/14	Direct Marketing	58,853	58,659	58,853
Associated Materials, Inc., 0% / 11.25%, 3/1/14	Building Products	58,415	35,357	39,284
Audatex Holdings III, B.V., E+900, 10/13/14	Business Services	€15,907	19,596	21,500
Brenntag Holding GmbH & Co. KG, E+900, 1/25/16	Chemicals	€15,303	18,140	20,612
Collect America, Ltd., 13.50%, 8/5/12 ♦	Consumer Finance	$36,320	35,689	36,320
Delta Educational Systems, Inc., 14.00%, 5/12/13	Education	18,527	17,886	18,527
DSI Renal Inc., 14.00%, 3/31/14	Healthcare	10,147	10,147	10,147
Eurofresh, Inc., 0% / 14.50%, 1/15/14 ♦	Agriculture	26,504	17,631	14,842
Eurofresh, Inc., 11.50%, 1/15/13 ♦	Agriculture	50,000	50,000	47,000
European Directories (DH5) B.V., 15.735%, 7/1/16	Publishing	€2,176	2,641	2,941
European Directories (DH7) B.V., E+950, 7/1/15	Publishing	€15,126	18,502	20,445
FCI International S.A.S., E+875, 11/3/15 (3)	Electronics	€23,661	28,681	31,647
Fidji Luxembourg (BC2) S.A.R.L. (FCI International S.A.S.), E+1125, 8/3/16 (4)	Electronics	€17,500	20,999	23,198
FleetPride Corporation, 11.50%, 10/1/14 ♦	Transportation	$47,500	47,500	47,619
FPC Holdings, Inc. (FleetPride Corporation), 0% / 14.00%, 6/30/15 ♦	Transportation	37,846	27,082	26,984
Hanley Wood LLC, 12.25%, 8/1/13 ♦	Media	60,000	59,468	60,000
Language Line Holdings, Inc., 0% / 14.125%, 6/15/13	Business Services	27,678	20,511	18,890
Language Line Inc., 11.125%, 6/15/12	Business Services	27,081	26,808	27,419
Latham Manufacturing Corp., 14.00%, 12/30/12	Leisure Equipment	34,039	33,508	34,039
Lexicon Marketing (USA), Inc., 13.25%, 5/11/13	Direct Marketing	28,305	28,305	28,305
LVI Services, Inc., 15.25%, 11/16/12	Environmental	43,000	43,000	43,000

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

December 31, 2006

(in thousands, except shares)

	Industry	Par Amount*	Cost	Fair Value (2)
Subordinated Debt/Corporate Notes – (continued)
MW Industries, Inc., 13.00%, 5/1/14	Manufacturing	$60,000	$58,816	$60,000
Nielsen Finance LLC, 0% / 12.50%, 8/1/16 ♦	Market Research	91,000	50,965	63,359
OTC Investors Corporation, 13.50%, 1/31/15	Direct Marketing	20,000	20,000	20,000
PBM Holdings, Inc., 13.50%, 9/29/13	Beverage, Food & Tobacco	17,613	17,613	17,613
Playpower Holdings Inc., 15.50%, 12/31/12 ♦	Leisure Equipment	62,100	62,100	62,100
Pro Mach Merger Sub, Inc., 12.50%, 6/15/12	Machinery	14,471	14,244	14,471
QHB Holdings LLC (Quality Home Brands), 13.50%, 12/20/13	Consumer Products	37,552	36,546	37,552
RSA Holdings Corp. of Delaware (American Safety Razor), 13.50%, 7/31/15	Consumer Products	37,036	37,036	37,036
Safety Products Holdings LLC, 11.75%, 1/1/12 ♦	Manufacturing	28,684	28,226	29,150
SCI Holdings, Inc. (Sorenson Communications), L+900, 8/18/14	Consumer Services	17,919	17,501	18,098
Serpering Investments B.V. (Casema), E+925, 10/6/16†	Cable TV	€15,271	19,144	20,480
Sigmakalon Holdco B.V., E+1000, 12/31/15	Chemicals	€48,729	59,286	65,220
Tumi Holdings, Inc., L+1100, 12/31/14	Consumer Products	$13,681	13,681	13,886
TDS Logistics, Inc., 14.75%, 2/26/10	Logistics	19,650	19,448	19,650
Varel Holdings, Inc., 14.00%, 4/30/12	Oil & Gas	18,000	16,269	18,000
Varel International Ind., L.P., 11.50%, 10/31/11	Oil & Gas	47,000	46,091	47,000
WDAC Intermediate Corp., 13.75%, 6/1/15	Publishing	€42,962	56,824	58,269
Ypso France SAS (Numericable), E+912.5, 6/15/16	Cable TV	€37,888	48,524	51,335

Total Subordinated Debt/Corporate Notes			$1,424,669	$1,471,119

		Shares
Preferred Equity – 3.6%
DSI Holding Company, Inc. (DSI Renal Inc.), 15.00%, 9/30/14	Healthcare	32,500	$31,757	$32,500
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 13.50%, 5/12/14	Education	12,360	10,950	12,360
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 12.50% (Conv.)	Education	3,325	3,325	3,325
LVI Acquisition Corp. (LVI Services, Inc.), 14.00%	Environmental	1,875	1,875	366

Total Preferred Equity			$47,907	$48,551

Common Equity/Partnership Interests – 12.9%

CA Holding, Inc. (Collect America, Ltd.)	Consumer Finance	25,000	$2,500	$3,844
DTPI Holdings, Inc. (American Asphalt & Grading)**	Infrastructure	200,000	2,000	—

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

December 31, 2006

(in thousands, except shares/warrants)

	Industry	Shares	Cost	Fair Value (2)
Common Equity/Partnership Interests (continued)
FSC Holdings Inc. (Hanley Wood LLC)**	Media	10,000	$10,000	$14,396
Garden Fresh Restaurant Holding, LLC**	Retail	50,000	5,000	7,534
Gryphon Colleges Corporation (Delta Educational Systems, Inc.)	Education	175	175	267
GS Prysmian Co-Invest L.P. (Prysmian Cables & Systems) (5,6)	Industrial		2,786	98,368
Latham International, Inc. (fka Latham Acquisition Corp.) **	Leisure Equipment	33,091	3,309	3,571
LM Acquisition Ltd. (Lexicon Marketing Inc.)	Direct Marketing	10,000	10,000	18,808
LVI Acquisition Corp. (LVI Services, Inc.)**	Environmental	6,250	625	—
MEG Energy Corp. (7)	Oil & Gas	836,000	19,676	19,756
Pro Mach Co-Investment, LLC**	Machinery	150,000	1,500	2,162
Sorenson Communications Holdings, LLC Class A	Consumer Services	454,828	45	2,255
TDS Logistics, Inc.**	Logistics	250,000	2,500	3,016

Total Common Equity and Partnership Interests			$60,116	$173,977

		Warrants
Warrants – 0.5%
DSI Holdings Company, Inc. (DSI Renal Inc.), Common	Healthcare	5,011,327	—	$3,071
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Common	Education	98	$98	109
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class A-1 Preferred	Education	459	459	510
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class B-1 Preferred	Education	1,043	1,043	1,157
Varel Holdings, Inc.	Oil & Gas	40,060	1,423	1,974

Total Warrants			$3,023	$6,821

		Par Amount*
Bank Debt/Senior Secured Loans (8) – 40.8%
1st Lien Bank Debt/Senior Secured Loans – 2.7%
Alliance Mortgage Investments, Inc., 6/1/10	Consumer Finance	$35,625	$35,626	$35,625

2nd Lien Bank Debt/Senior Secured Loans – 38.1%
American Asphalt & Grading Co., 7/1/11	Infrastructure	26,500	26,500	11,925
Anthony, Inc., 9/1/11	Manufacturing	13,000	12,905	13,000
BNY Convergex Group, LLC, 4/2/14	Business Services	50,000	49,755	50,344
C.H.I. Overhead Doors, Inc., 10/22/11	Building Products	15,000	15,030	15,094
Clean Earth, Inc., 10/14/11	Environmental	25,000	24,973	25,297

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

December 31, 2006

(in thousands)

	Industry	Par Amount*	Cost	Fair Value (2)
2nd Lien Bank Debt/Senior Secured Loans (continued)
Cygnus Business Media, Inc., 1/13/10	Media	$10,000	$9,940	$9,975
Diam International, 7/1/12***	Consumer Products	20,231	20,203	1,011
Diam International, Jr. Revolving Credit, 6/30/11***	Consumer Products	1,308	1,308	360
Dr. Leonard’s Healthcare Corp., 7/31/12	Direct Marketing	22,000	22,000	22,055
DX III Holdings Corp. (Deluxe Entertainment Services Group Inc.), 7/28/11	Broadcasting & Entertainment	55,000	54,085	57,200
Garden Fresh Restaurant Corp., 12/22/11	Retail	26,000	25,780	26,000
Natural Products Group LLC, 12/19/13	Direct Marketing	25,000	25,000	25,250
N.E.W. Customer Service Companies, 2/8/14	Consumer Services	70,000	70,000	70,612
Oceania Cruises, Inc., 11/13/13	Hotels, Motels, Inns & Gaming	20,000	20,000	20,219
Quality Home Brands Holdings LLC, 6/20/13	Consumer Products	40,000	39,428	40,200
Sheridan Healthcare, Inc., 11/9/12	Healthcare	30,000	30,000	30,375
Sorenson Communications, Inc., 2/6/13	Consumer Services	75,000	75,000	76,312
Summit Business Media Intermediate Holding Company, Inc., 11/4/13	Media	15,000	15,000	15,169
Tumi Holdings, Inc., 6/30/14	Consumer Products	3,000	3,000	3,026

Total 2nd Lien Bank Debt/Senior Secured Loans			$539,907	$513,424

Total Bank Debt/Senior Secured Loans			$575,533	$549,049

Total Investments			$2,111,248	$2,249,517

Cash Equivalents – 25.6%
U.S. Treasury Bill, 4.98%, 4/26/07	Government	$350,000	$344,602	$344,580

Total Investments & Cash Equivalents - 192.6% (9)			$2,455,850	$2,594,097

Liabilities in excess of other assets – (92.6%)				(1,246,999)

Net Assets – 100.0%				$1,347,098

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

December 31, 2006

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
(8)	Represent floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the LIBOR (London Inter-bank Offered Rate), EURIBOR (Euro Inter-bank Offered Rate), GBP LIBOR (London Inter-bank Offered Rate for British Pounds), or the Prime Rate. At December 31, 2006, the range of interest rates on floating rate bank debt was
11.86% -16.00%.
(9)	Aggregate gross unrealized appreciation for federal income tax purposes is $159,743; aggregate gross unrealized depreciation for federal income tax purposes is $46,722. Net unrealized appreciation is $113,021 based on a tax cost of $2,481,076.
♦	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
*	Denominated in USD unless otherwise noted.
**	Non-income producing security.
***	Non-accrual status.
†	See Note 13.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

December 31, 2006

Industry Classification	Percentage at December 31, 2006
Direct Marketing	7.7%
Consumer Services	7.4%
Business Services	6.2%
Manufacturing	6.2%
Consumer Products	5.9%
Building Products	4.5%
Publishing	4.5%
Cable TV	4.5%
Leisure Equipment	4.4%
Media	4.4%
Industrial	4.4%
Oil & Gas	3.9%
Chemicals	3.8%
Healthcare	3.4%
Consumer Finance	3.4%
Transportation	3.3%
Environmental	3.1%
Market Research	2.8%
Agriculture	2.8%
Broadcasting & Entertainment	2.6%
Electronics	2.4%
Education	1.6%
Retail	1.5%
Grocery	1.4%
Logistics	1.0%
Hotels, Motels, Inns and Gaming	0.9%
Beverage, Food, & Tobacco	0.8%
Machinery	0.7%
Infrastructure	0.5%

Total Investments	100.0%

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

March 31, 2006

(in thousands, except shares)

Portfolio Company (1)	Industry	Par Amount*	Cost	Fair Value (2)
Subordinated Debt/Corporate Notes – 76.2%
Advantage Sales & Marketing, Inc., 12.00%, 3/29/14	Grocery	$30,000	$29,400	$30,000
ALM Media Holdings, Inc., 13.00%, 3/15/13 ♦	Publishing	17,649	17,502	17,649
AMH Holdings II, Inc. (Associated Materials), 13.625%, 12/1/14 ♦	Building Products	46,826	45,882	45,655
Anthony, Inc., 13.50%, 9/1/12 ♦	Manufacturing	9,707	9,584	9,707
API Heat Transfer, Inc., 13.75%, 12/31/12	Manufacturing	19,218	18,906	19,218
Associated Materials, Inc., 0% / 11.25%, 3/1/14	Building Products	58,415	31,496	34,027
Brenntag Holding GmbH & Co. KG, E+900, 1/25/16	Chemicals	€15,070	17,850	18,875
Collect America, Ltd., 13.50%, 8/5/12 ♦	Financial Services	36,320	35,636	36,320
Eurofresh, Inc., 0% / 14.50%, 1/15/14 ♦	Agriculture	26,504	15,678	15,020
Eurofresh, Inc., 11.50%, 1/15/13 ♦	Agriculture	50,000	50,000	50,375
European Directories (DH5) B.V., 15.735%, 7/1/16	Publishing	€1,857	2,228	2,315
European Directories (DH7) B.V., E+950, 7/1/15	Publishing	€14,424	17,590	17,979
FCI International S.A.S., E+875, 11/3/15 (3)	Electronics	€22,500	27,206	28,249
Fidji Luxembourg (BC2) S.A.R.L. (FCI International S.A.S.), E+1125, 8/3/16 (4)	Electronics	€17,500	20,999	21,284
Hanley Wood LLC, 12.25%, 8/1/13 ♦	Media	60,000	59,431	60,000
Language Line Holdings, Inc., 0% / 14.125%, 6/15/13	Business Services	27,678	18,452	14,116
Language Line Inc., 11.125%, 6/15/12	Business Services	27,081	26,776	25,253
Latham Manufacturing Corp., 14.00%, 6/30/11	Leisure Equipment	43,760	42,991	43,760
Lexicon Marketing (USA), Inc., 13.75%, 1/2/12	Direct Marketing	27,647	27,170	27,647
LVI Services, Inc., 13.25%, 11/16/12	Environmental	43,000	42,168	43,000
National Renal Institutes, Inc., 14.00%, 3/31/14	Healthcare	10,000	10,000	10,000
N.E.W. Customer Service Companies Inc., 14.00%, Convertible, 8/17/13	Consumer Services	8,320	8,320	12,316
Playpower Holdings Inc., 15.50%, 11/30/12 ♦	Leisure Equipment	70,560	70,560	70,560
Pro Mach Merger Sub, Inc., 12.50%, 6/15/12	Machinery	19,359	19,021	19,359
Safety Products Holdings LLC, 11.75%, 1/1/12 ♦	Manufacturing	27,093	26,588	27,923
SCI Holdings, Inc. (Sorenson Communications), 13.00%, 11/15/13	Consumer Services	29,390	29,390	29,390

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2006

(in thousands, except shares)

	Industry	Par Amount*	Cost	Fair Value (2)
Subordinated Debt/Corporate Notes – (continued)
Sigmakalon Holdco B.V., E+1000, 12/31/15	Chemicals	€47,162	$57,296	$58,000
Sirona Dental Systems GmbH, E+950, 6/30/15	Healthcare	€22,096	26,479	27,676
Source Media Holdings Inc., 13.00%, 11/30/12 ♦	Publishing	$18,240	17,901	18,240
Travelex Global, GBP L+950, 10/30/15	Financial Services	£13,172	24,223	23,248
Tumi Holdings, Inc., L+1100, 12/31/14	Consumer Products	$13,175	13,175	13,439
TDS Logistics, Inc., 14.75%, 2/26/10	Logistics	18,826	18,588	18,826
WDAC Intermediate Corp., 13.75%, 6/1/15	Publishing	€37,613	49,992	47,527

Total Subordinated Debt/Corporate Notes			$928,478	$936,953

	Industry	Shares	Cost	Fair Value (2)
Preferred Equity – 3.0%
DSI Holdings Company, Inc. (DSI Renal Inc.), 15.00% (5)	Healthcare	32,500	$31,687	$32,500
LVI Acquisition Corp. (LVI Services, Inc.), 14.00%	Environmental	1,875	1,875	1,875
Sorenson Communications Holdings, LLC Class B, 10.00%	Consumer Services	1,943	1,943	1,943

Total Preferred Equity			$35,505	$36,318

	Industry	Shares	Cost	Fair Value (2)
Common Equity/Partnership Interests – 8.8%
CA Holding, Inc. (Collect America, Ltd.)	Financial Services	25,000	$2,500	$2,969
DTPI Holdings, Inc. (American Asphalt & Grading)	Infrastructure	200,000	2,000	723
FSC Holdings Inc. (Hanley Wood LLC)	Media	10,000	10,000	10,658
Garden Fresh Restaurant Holding, LLC	Retail	50,000	5,000	5,000
GS Prysmian Co-Invest L.P. (Prysmian Cables & Systems) (6,7)	Industrial		24,928	39,354
Latham Acquisition Corp.**	Leisure Equipment	33,091	3,309	3,518
LM Acquisition Ltd. (Lexicon Marketing Inc.) **	Direct Marketing	10,000	10,000	15,408
LVI Acquisition Corp. (LVI Services, Inc.)	Environmental	6,250	625	812
MEG Energy Corp.	Oil & Gas	836,000	19,676	19,707
N.E.W. Customer Service Companies, Inc.	Consumer Services	1,105,961	3,415	6,620
Pro Mach Co-investment, LLC**	Machinery	150,000	1,500	1,826
Sorenson Communications Holdings, LLC Class A	Consumer Services	570,120	57	852

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2006

(in thousands, except shares)

	Industry	Shares	Cost	Fair Value (2)
Common Equity/Partnership Interests (continued)
TDS Logistics, Inc.**	Logistics	250,000	$2,500	$1,398

Total Common Equity and Partnership Interests			$85,510	$108,845

		Par Amount*
Bank Debt/Senior Secured Loans (8) – 38.6%
1st Lien Bank Debt/Senior Secured Loans – 3.0%
Alliance Mortgage Investments, Inc., 6/1/10	Consumer Finance	$36,250	$36,252	$36,250

2nd Lien Bank Debt/Senior Secured Loans – 35.6%
ALM Media Holdings, Inc., 3/7/11	Publishing	$27,750	$27,750	$27,750
American Asphalt & Grading Co., 7/1/11	Infrastructure	26,500	26,500	26,367
American Safety Razor, 9/21/12	Consumer Products	11,500	11,500	11,586
Anthony International, 9/1/11	Manufacturing	13,000	12,894	13,000
C.H.I. Overhead Doors, Inc., 10/22/11	Building Products	10,000	9,957	10,112
Clean Earth, Inc., 10/14/11	Environmental	25,000	24,970	25,312
Cygnus Business Media, Inc., 1/13/10	Media	10,000	9,928	9,950
Diam International, 7/1/12	Consumer Products	20,000	20,000	17,300
Dr. Leonard’s Healthcare Corp., 7/31/12	Direct Marketing	22,000	22,000	22,055
DX III Holdings Corp. (Deluxe Entertainment Services Group Inc.), 7/28/11	Broadcasting & Entertainment	55,000	53,936	56,650
Garden Fresh Restaurant Corp., 12/22/11	Retail	25,000	24,757	25,000
Healthy Directions, LLC, 8/31/11	Vitamins, Supplements	14,925	14,925	15,000
Natural Products Group LLC, 8/16/12	Direct Marketing	25,000	24,744	25,063
NES Rentals Holdings Inc., 8/17/10	Equipment Rental	19,638	19,638	19,908
N.E.W. Customer Service Companies, 7/1/12	Consumer Services	50,000	50,000	50,875
PGT Industries, Inc., 8/14/12	Buildings & Real Estate	40,000	40,000	40,900
Sorenson Communications, Inc., 5/15/13	Consumer Services	17,000	17,000	17,432
Survey Sampling International, LLC, 5/7/12	Market Research	7,500	7,483	7,580
Tumi Holdings, Inc., 6/30/14	Consumer Products	3,000	3,000	3,030

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2006

(in thousands, except shares)

	Industry	Par Amount*	Cost	Fair Value (2)
2nd Lien Bank Debt/Senior Secured Loans (continued)
United Site Services, Inc., 6/30/10	Environmental	$13,462	$13,298	$13,462

Total 2nd Lien Bank Debt/Senior Secured Loans			$434,280	$438,332

Total Bank Debt/Senior Secured Loans			$470,532	$474,582

Total Investments			$1,520,025	$1,556,698

Cash Equivalents – 73.0%
U.S. Cash Management Bill, 4.60%, 4/17/06	Government	$900,000	$898,374	$898,374

Total Investments & Cash Equivalents - 199.6% (9)			$2,418,399	$2,455,072

Liabilities in excess of other assets – (99.6%)				(1,225,217)

Net Assets – 100.0%				$1,229,855

(1)	None of our portfolio companies is controlled or affiliated as defined by the Investment Company Act of 1940.
(2)	Fair value is determined by or under the direction of the Board of Directors of the Company (see Note 2).
(3)	Includes 27,433 attached warrants.
(4)	Includes 21,336 attached warrants.
(5)	Includes 5,011,327 detachable warrants.
(6)	Denominated in Euro (€).
(7)	The Company is the sole Limited Partner in GS Prysmian Co-Invest L.P.
(8)	Represent floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the LIBOR (London Inter-bank Offered Rate), EURIBOR (Euro Inter-bank Offered Rate), GBP Libor (London Inter-bank Offered Rate for British Pounds), or the Prime Rate. At March 31, 2006, the range of interest rates on floating rate investments was 10.47% - 15.98%.
(9)	Aggregate gross unrealized appreciation for federal income tax purposes is $44,670; aggregate gross unrealized depreciation for federal income tax purposes is $16,391. Net unrealized appreciation is $28,279 based on a tax cost of $2,426,793.
♦	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
*	Denominated in USD unless otherwise noted.
**	Non-income producing security.

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

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited)

(in thousands except share and per share amounts)

Note 1. Organization

Apollo Investment Corporation (“Apollo Investment”, the “Company”, or “We”), a Maryland corporation organized on February 2, 2004, is a closed-end, non-diversified management investment company that has filed an election to be treated as a business development company (“BDC”) under the Investment Company Act of 1940. In addition, for tax purposes we have elected to be treated as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended. Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in middle-market companies in the form of mezzanine and senior secured loans, each of which may include an equity component, and, to a lesser extent, by making direct equity investments in such companies.

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

(b)	Investments purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates value.

(c)	Gains or losses on the sale of investments are calculated by using the specific identification method.

(d)	Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as interest income.

(e)	The Company intends to comply with the applicable provisions of the Internal Revenue Code of 1986, as amended, pertaining to regulated investment companies to make distributions of taxable income sufficient to relieve it from substantially all Federal income taxes. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. The Company will accrue excise tax on estimated excess taxable income as required.

(f)	Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from accounting principles generally accepted in the United States of America.

(g)	Dividends and distributions to common stockholders are recorded as of record date. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually.

(h)	The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. The Company’s investments in foreign securities may involve certain risks such as foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments and therefore the earnings of the Company.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

(i)	The Company may enter into forward exchange contracts in order to hedge against foreign currency risk. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled.

(j)	The Company records origination expenses related to its multi-currency credit facility as prepaid assets. These expenses are deferred and amortized using the straight-line method over the stated life of the facility.

(k)	The Company records registration expenses related to Shelf filings as prepaid assets. These expenses are charged as a reduction of capital upon utilization, in accordance with Section 8.24 of the AICPA Audit and Accounting Guide for Investment Companies.

(l)	Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, are likely to remain current.

(m)	In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes. FIN 48 is effective for financial statements issued for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. We are continuing to review the FASB’s issuance of FIN 48 to determine if it will have a material impact on the Company’s financial condition or results of operations. At this time, we do not believe that the Interpretation will have a material impact on the Company’s financial condition or results of operations.

(n)	In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements, which clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Adoption of SFAS 157 requires the use of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. At this time, the Company is in the process of reviewing the Standard against its current valuation policies to determine future applicability.

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

For the three and nine months ended December 31, 2006, the Investment Adviser received $10,860 and $29,004 respectively, in base investment advisory and management fees and $9,046 and $25,898 respectively, in performance-based net investment income incentive fees from Apollo Investment. For the three and nine months ended December 31, 2005, the Investment Adviser received $6,421 and $16,222 respectively, in base investment advisory and management fees and $5,138 and $16,622 respectively, in performance-based net investment income incentive fees from Apollo Investment.

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

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

For the three and nine months ended December 31, 2006, the Administrator was reimbursed $338 and $928 respectively, from Apollo Investment on $501 and $2,002, respectively, of expenses accrued under the Administration Agreement. For the three and nine months ended December 31, 2005, the Administrator was reimbursed $298 and $757, respectively, from Apollo Investment on the $359 and $1,074, respectively, of expenses accrued under the Administration Agreement.

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

Note 4. Net Asset Value Per Share

At December 31, 2006, the Company’s total net assets and net asset value per share were $1,347,098 and $16.36, respectively. This compares to total net assets and net asset value per share at March 31, 2006 of $1,229,855 and $15.15, respectively.

Note 5. Earnings Per Share

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations for the three and nine months ended December 31, 2006 and December 31, 2005, respectively:

	Three months ended December 31, 2006	Three months ended December 31, 2005	Nine months ended December 31, 2006	Nine months ended December 31, 2005
Numerator for net increase in net assets per share resulting from operations:	$56,977	$33,546	$209,399	$78,116
Denominator for basic and diluted weighted average shares:	82,019,568	63,093,222	81,614,379	62,809,381
Basic and diluted net increase in net assets per share resulting from operations:	$0.69	$0.53	$2.57	$1.25

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Note 6. Investments

Investments and cash equivalents consisted of the following as of December 31, 2006 and December 31, 2005, respectively:

	December 31, 2006		December 31, 2005
	Cost	Fair Value	Cost	Fair Value
Subordinated Debt/Corporate Notes	$1,424,669	$1,471,119	$812,011	$808,764
Preferred Equity	47,907	48,551	—	—
Common Equity/Partnership Interests	60,116	173,977	69,652	85,321
Warrants	3,023	6,821	—	—
Bank Debt/Senior Secured Loans	575,533	549,049	454,410	456,144
Cash Equivalents	344,602	344,580	449,298	449,298

Totals	$2,455,850	$2,594,097	$1,785,371	$1,799,527

Note 7. Foreign Currency Borrowings

At December 31, 2006, the Company had outstanding non-US borrowings on its $1.25 billion multicurrency revolving credit facility denominated in euros and Canadian dollars. Unrealized appreciation (depreciation) on these outstanding borrowings is indicated in the table below:

Foreign Currency	Local Currency		Original Borrowing Cost	Current Value	Reset Date	Unrealized Appreciation (Depreciation)
Euro		€10,500	$12,707	$13,846	1/10/2007	$(1,139)
Euro		€10,090	12,489	13,305	1/11/2007	(816)
Euro		€42,500	56,599	56,043	1/12/2007	556
Euro		€15,200	19,055	20,043	1/16/2007	(988)
Euro		€45,525	55,071	60,032	1/22/2007	(4,961)
Euro		€15,000	18,141	19,780	1/22/2007	(1,639)
Euro		€25,061	30,246	33,047	1/24/2007	(2,801)
Canadian Dollar	C$	23,000	19,684	19,765	1/29/2007	(81)
Euro		€22,000	26,437	29,010	1/29/2007	(2,573)
Euro		€10,000	12,442	13,187	1/30/2007	(745)
Euro		€68,000	86,384	89,668	2/5/2007	(3,284)
Euro		€5,000	6,322	6,593	2/6/2007	(271)
Euro		€58,050	74,664	76,548	2/20/2007	(1,884)
Euro		€1,000	1,286	1,319	2/21/2007	(33)

			$431,527	$452,186		$(20,659)

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Note 8. Expense Offset Arrangement

The Company benefits from an expense offset arrangement with JPMorgan Chase Bank, N.A. (“custodian bank”) whereby the Company earns credits on any uninvested US dollar cash balances held by the custodian bank. These credits are applied by the custodian bank as a reduction of the monthly custody fees charged to the Company. The total amount of credits earned during the three and nine months ended December 31, 2006 is $17 and $82, respectively. The total amount of credits earned during the three and nine months ended December 31, 2005 is $30 and $30, respectively.

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

Note 10. Repurchase Agreements

The Company enters into repurchase agreements as part of its investment program. The Company’s custodian takes possession of collateral pledged by the counterparty. The collateral is marked-to-market daily to ensure that the value, plus accrued interest, is at least equal to the repurchase price. In the event of default of the obligor to repurchase, the Company has the right to liquidate the collateral and apply the proceeds in satisfaction of the obligation. Under certain circumstances, in the event of default or bankruptcy by the counterparty to the agreement, realization and/or retention of the collateral or proceeds may be subject to legal proceedings. There were no repurchase agreements outstanding at December 31, 2006.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

Note 11. Financial Highlights

The following is a schedule of financial highlights for the nine months ended December 31, 2006 and the year ended March 31, 2006:

Per Share Data:

	Nine months ended December 31, 2006 (unaudited)	Year ended March 31, 2006
Net asset value, beginning of period	$15.15	$14.27

Net investment income	1.27	1.41
Net realized and unrealized gain	1.30	0.49

Net increase in net assets resulting from operations	2.57	1.90
Dividends to shareholders (1)	(1.42)	(1.62)
Effect of anti-dilution	0.06	0.61
Offering costs	—	(0.01)

Net asset value at end of period	$16.36	$15.15

Per share market value at end of period	$22.40	$17.81
Total return (2)	34.63%	12.94%
Shares outstanding at end of period	82,351,002	81,191,954

Ratio/Supplemental Data:
Net assets at end of period (in millions)	$1,347.1	$1,229.9
Ratio of net investment income to average net assets	8.12%	9.89%

Ratio of operating expenses to average net assets*	4.76%	5.64%
Ratio of credit facility related expenses to average net assets	2.09%	1.44%

Ratio of total expenses to average net assets*	6.85%	7.08%

Average debt outstanding	$602,057	$325,639 **
Average debt per share	$7.38	$5.10
Portfolio turnover ratio	26.3%	39.2%

(1)	Dividends and distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under accounting principles generally accepted in the United States of America.
(2)	Total return is based on the change in market price per share during the respective periods. It also takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan. Total return is not annualized.
*	For the nine months ended December 31, 2006 and the year ended March 31, 2006, incorporating the expense offset arrangement, the ratio of operating expenses to average net assets is 4.75% and 5.63%, respectively, and the ratio of total expenses to average net assets is 6.84% and 7.07%, respectively (see Note 8).
**	Average debt outstanding and per share is calculated from July 8, 2005 (the date of the Company’s first borrowing from its revolving credit facility) through March 31, 2006, and average debt per share is calculated as average debt outstanding divided by the average shares outstanding during the period (in 000’s).

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

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2007 (as of December 31, 2006)	$926,434	$2,454	$—	N/A
Fiscal 2006	$323,852	$4,798	$—	N/A
Fiscal 2005	$0	$0	$—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented (in 000’s).
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, as senior securities are not registered for public trading.

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

At December 31, 2006 and March 31, 2006, the Company had $926,434 (at value) and $323,852 (at value), respectively, drawn on its $1,250,000 revolving credit facility. The weighted average annual interest cost for the nine months ended December 31, 2006 was 5.48%, exclusive of 0.40% for commitment fees and for other prepaid expenses related to establishing the credit facility. This weighted average annual interest cost reflects the average interest cost for all borrowings, including EURIBOR, GBP LIBOR, CAD LIBOR, and USD LIBOR.

The average debt outstanding on the credit facility was $602,057 for the nine months ended December 31, 2006. The maximum amount borrowed during this period was $926,434. The remaining amount available under the facility was $323,566 at December 31, 2006.

At December 31, 2006, the Company was in compliance with all financial and operational covenants required by the Credit Agreement.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Note 13. Commitments and Contingencies

On October 12, 2006, the Company entered into a mezzanine investment with Serpering Investments B.V. (Casema), making an investment of €15,271. The Company also committed to making an additional investment of €16,879 at a later date, subject to various events and contingencies. This additional investment is currently expected to close in our fourth fiscal quarter.

Note 14. Subsequent Events

On January 18, 2007, we closed our follow-on equity offering and issued 18 million shares of common stock receiving approximately $385,744 in net proceeds after deducting underwriting discounts and commissions. The Company expects to use the net proceeds of the offering to make investments in portfolio companies, repay amounts outstanding under its senior credit facility, and for general corporate purposes.

In addition, on February 7, 2007 we issued 2.7 million shares of common stock to cover the underwriter’s over-allotment option on the January 18, 2007 equity offering receiving approximately $57,862 in net proceeds after deducting underwriting discounts and commissions.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Apollo Investment Corporation

We have reviewed the accompanying statements of assets and liabilities of Apollo Investment Corporation (the “Company”) as of December 31, 2006 and March 31, 2006, including the schedules of investments, the related statements of operations for the three and nine-month periods ended December 31, 2006 and December 31, 2005 and of cash flows for the nine-month periods ended December 31, 2006 and December 31, 2005 and the statements of changes in net assets for the nine-month period ended December 31, 2006 and for the year ended March 31, 2006. These interim financial statements are the responsibility of the Company’s management.

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

February 7, 2007

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

Overview

Apollo Investment was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a business development company under the Investment Company Act of 1940 (“1940 Act”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended. Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. On April 8, 2004, we completed our initial public offering as an externally managed, non-diversified, closed-end investment company that elected to be treated as a business development company under the 1940 Act. We commenced operations on April 8, 2004 upon receipt of $870 million in net proceeds from our initial public offering of common stock. On March 22, 2006, the Company closed on its second public offering and sold 17,250,000 shares of its common stock at a price of $17.85 per share, receiving $294 million in total net proceeds from the offering. And, most recently, on January 18, 2007, the Company closed on a follow-on offering selling 18,000,000 shares of its common stock at a price of $22.44 per share and received $386 million in total net proceeds.

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

As a business development company, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” The SEC recently adopted new rules under the 1940 Act to expand the definition of “eligible portfolio company” to include all private companies and companies whose securities are not listed on a national securities exchange. The new rules also will permit us to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. The new rules became effective November 30, 2006. Due to this new rule, we will no longer be required to determine the eligibility of a portfolio company by reference to whether or not it has outstanding marginable securities.

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

Revenue

We generate revenue primarily in the form of interest income from the debt securities we hold and capital gains, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of mezzanine or senior secured loans, generally have a stated term of five to ten years and bear interest at a fixed rate or a floating rate usually determined on the basis of a benchmark: LIBOR, EURIBOR, GBP LIBOR, CAD LIBOR, or the prime rate. While U.S. subordinated debt and corporate notes typically accrue interest at fixed rates, some of these investments may include zero coupon, payment-in-kind (“PIK”) and/or step-up bonds that accrue income on a constant yield to call or maturity basis. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments provide for deferred interest payments or PIK. The principal amount of the debt securities and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we may generate revenue in the form of dividends paid to us on equity investments as well as revenue in the form of commitment, origination, structuring and/or diligence fees, fees for providing managerial assistance and, if applicable, consulting fees, etc.

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

We expect our general and administrative operating expenses related to our ongoing operations to remain generally stable or increase moderately in dollar terms, but decline slightly as a percentage of our total assets in future periods. Incentive fees, interest expense and costs relating to future offerings of securities, among others, would be additive.

Portfolio and Investment Activity

During the quarter ended December 31, 2006, we expected and saw seasonally high transaction volumes in a highly competitive marketplace. The market’s overall liquidity and investors’ appetite for yield continued to drive average credit spreads generally lower. Accordingly, we remained steadfast to our investment disciplines against our broad pipeline selecting the relatively few investment opportunities that met or exceeded our risk-reward standards. Gross investments totaled $233.9 million for the three months ended December 31, 2006 across 6 new and 2 existing portfolio companies. This compared to investing $257.3 million in 5 new and 2 existing portfolio companies for the three months ended December 31, 2005. Investment sales and pre-payment proceeds totaled $85.3 million during the quarter versus $102.6 million for the three months ended December 31, 2005.

At December 31, 2006, our net portfolio consisted of 54 companies with an average investment size exceeding $41 million. Overall portfolio composition was distributed 65% in subordinated debt, 2% in preferred equity, 8% in common equity and 25% in senior secured loans versus 42 portfolio companies invested 60% in subordinated debt, 6% in common equity and 34% in senior secured loans at December 31, 2005. Our targeted investment size typically ranges between $20 million and $150 million, although this investment size may vary proportionately as the size of our capital base changes.

The weighted average yields on our subordinated debt portfolio, senior secured loan portfolio and total debt portfolio were 13.6%, 12.7% and 13.4%, respectively, at December 31, 2006 versus 13.4%, 11.3% and 12.6%, respectively, at December 31, 2005.

Senior secured loans and European mezzanine loans typically accrue interest at variable rates determined on the basis of a benchmark: LIBOR, EURIBOR, GBP LIBOR, CAD LIBOR, or the prime rate, with stated maturities at origination that typically range from 5 to 10 years. While subordinated debt issued within the United States will typically accrue interest at fixed rates, some of these investments may include zero-coupon, PIK and/or step bonds that accrue income on a constant yield to call or maturity basis. At December 31, 2006, 58% or $1,203.8 million of our interest-bearing portfolio is fixed rate debt and 42% or $864.9 million is floating rate debt.

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

Valuation of Portfolio Investments

As a business development company, we generally invest in illiquid securities including debt and equity securities of middle market companies. Under procedures established by our board of directors, we value investments, including certain subordinated debt, senior secured debt and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations. We obtain these market values from an independent pricing service or at the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by or under the direction of our board of directors. Such determination of fair values may involve subjective judgments and estimates. Investments purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates value. With respect to unquoted securities, our board of directors, together with our independent valuation advisers value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, our board will use the pricing indicated by the external event to corroborate and/or assist us in our valuation. Because we expect that there will not be a readily available market for many of the investments in our portfolio, we expect to value many of our portfolio investments at fair value as determined in good faith by or under the direction of our board of directors using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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

Results of Operations

Results comparisons are for the three and nine months ended December 2006 and December 2005.

Investment Income

Gross investment income totaled $71.1 million and $190.8 million, respectively for the three and nine months ended December 31, 2006 compared to $37.6 million and $110.4 million, respectively, for the three and nine months ended December 31, 2005. The increase in investment income for the three and nine months ended December 31, 2006 was primarily due to the continued growth and asset mix of our investment portfolio as compared to the year-ago period. A notable event impacting investment income in the current period included dividend income of $1.8 million from Sorenson Communications, Inc. Origination, closing and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans.

Expenses

Net expenses totaled $32.4 million and $86.6 million, respectively, for the three and nine months ended December 31, 2006 versus $17.0 million and $43.9 million, respectively, for the three and nine months ended December 31, 2005. Of these totals, for the three and nine months ended December 31, 2006, $7.2 million and $25.9 million, respectively, were performance-based incentive fees and $12.8 million and $26.7 million, respectively, were interest and other credit facility expenses. This compares to $5.1 million and $16.6 million in performance-based incentive fees and $4.2 million and $7.0 million in interest and other credit facility expenses for the three and nine months ended December 31, 2005. Expenses net of performance-based incentive fees, interest, and other credit facility expenses for the three months and nine months ended December 31, 2006 were $12.3 million and $34.0 million, respectively, versus $7.7 million and $20.3 million for the three and nine months ended December 31, 2005. These net expenses consist of base investment advisory and management fees, insurance expenses, administrative services expenses, professional fees, directors’ fees, audit and tax services expenses, and other general and administrative expenses. The increase in expenses was driven primarily by an increase in base investment advisory and management fees resulting from the growth of our investment portfolio. For the three and nine months ended December 31, 2006, excise tax expenses totaled $0.7 million. There was no excise tax expense for the three and nine months ended December 31, 2005.

Net Investment Income

The Company’s net investment income totaled $38.0 million and $103.6 million or $0.46 per share and $1.27 per share, respectively, for the three and nine months ended December 31, 2006. For the three and nine months ended December 31, 2005, the Company’s net investment income totaled $20.6 million and $66.5 million or $0.33 per share and $1.06 per share, respectively.

Net Realized Gains/Losses

The Company had investment sales totaling $85.3 million and $496.7 million, respectively, for the three and nine months ended December 31, 2006 versus $102.6 million and $361.3 million, respectively, for the three and nine months ended December 31, 2005. Total net realized losses and gains, respectively for the three and nine months ended December 31, 2006 were $0.5 million and $26.3 million versus total net realized gains for the three and nine months ended December 31, 2005 of $4.7 million and $10.9 million. Included in the total net realized gains or losses are currency losses of $3.5 million and $7.0 million, respectively, for the three and nine months ended December 31, 2006 versus currency gains of $2.6 million and $5.4 million for the three and nine months ended December 31, 2005.

Net Unrealized Appreciation (Depreciation) on Investments and Foreign Currencies

For the three and nine months ended December 31, 2006, the Company’s investments, foreign currencies and other assets and liabilities had a net increase in appreciation of $19.4 million and $79.5 million, respectively, versus a net increase in appreciation of $8.3 million and $0.7 million, respectively, for the three and nine months ended December 31, 2005. At December 31, 2006, net unrealized appreciation totaled $117.8 million, of which $144.3 million was attributable to net unrealized appreciation on our subordinated debt and private equity (after considering the effects of foreign currency borrowing/hedging for our non-U.S. investments) and $26.5 million was attributable to net unrealized depreciation on our bank debt/senior secured debt.

Net Increase in Net Assets From Operations

For the three and nine months ended December 31, 2006, the Company had a net increase in net assets resulting from operations of $57.0 million and $209.4 million, respectively, versus an increase of $33.5 million and $78.1 million for the three and nine months ended December 31, 2005, respectively. The net change in net assets from operations per share was $0.69 and $2.57, respectively, for the three and nine months ended December 31, 2006 versus $0.53 and $1.25 for the three and nine months ended December 31, 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated primarily through its senior secured, multi-currency $1.25 billion, five-year credit facility maturing in April 2011 as well as from cash flows from operations, including investment sales and prepayments of senior and subordinated loans and income earned from investments and cash equivalents. At December 31, 2006, the Company has $926 million in borrowings outstanding and had $324 million available for its use. Subsequent to the quarter ended December 31, 2006, we closed our follow-on equity offering and issued 18 million shares of common stock on January 18, 2007 receiving $386 million in net proceeds after deducting underwriting discounts and commissions. In addition, on February 7, 2007 we issued 2.7 million shares of common stock to cover the underwriter’s over-allotment option on the January 18, 2007 equity offering receiving approximately $58 million in net proceeds after deducting underwriting discounts and commissions. In the future, the Company may raise additional equity or debt capital off its shelf registration or may securitize a portion of its investments. It may also further access $750 million of additional credit commitments available under the terms of its current credit facility and as the Company’s equity capital base grows further. The primary use of funds will be investments in portfolio companies, cash distributions to our shareholders and for other general corporate purposes.

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

Off-Balance Sheet Arrangements

On October 12, 2006, the Company entered into a mezzanine investment with Serpering Investments B.V. (Casema), making an investment of €15.3 million. The Company also committed to making an additional investment of €16.9 million at a later date, subject to various events and contingencies. This additional investment is currently expected to close in our fourth fiscal quarter.

At December 31, 2006, there are no additional off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than the investment advisory and management agreement and the administration agreement.

Dividends

Dividends paid to stockholders for the three and nine months ended December 31, 2006 totaled $41.0 million or $0.50 per share and $115.9 million or $1.42 per share, respectively. For the three and nine months ended December 31, 2005, dividends paid totaled $27.8 million or $0.44 per share and $74.1 million or $1.18 per share, respectively. Tax characteristics of all dividends will be reported to shareholders on Form 1099 after the end of the calendar year.

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

With respect to the dividends paid to shareholders, income from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies is treated as taxable income and accordingly, distributed to shareholders. For the three and nine months ended December 31, 2006, upfront fees totaling $2.6 million and $6.1 million, respectively, are being amortized into income over the lives of their respective loans. For the three and nine months ended December 31, 2005, upfront fees totaled $1.1 million and $3.4 million, respectively.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes. FIN 48 is effective for financial statements issued for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. We are continuing to review the FASB’s issuance of FIN 48 to determine if it will have a material impact on the Company’s financial condition or results of operations. At this time, we do not believe that the Interpretation will have a material impact on the Company’s financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. During the three and nine months ended December 31, 2006, many of the loans in our portfolio had floating interest rates. These loans are usually based on a floating LIBO rate and typically have durations of one to six months after which they reset to current market interest rates. As the percentage of our mezzanine and other subordinated loans increase as a percentage of our total investments, we expect that more of the loans in our portfolio will have fixed rates. Accordingly, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the three and nine months ended December 31, 2006, we did not engage in interest rate hedging activities.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2006 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financing reporting that occurred during the third quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We, Apollo Investment Management and Apollo Investment Administration are not currently subject to any legal proceedings.

Item 1A. Risk Factors

A restated description of the risk factors associated with our business is set forth below. This description includes any changes (whether or not material) to, and supersedes, the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

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

As of December 31, 2006, we have investments in 54 companies. A consequence of this limited number of investments is that the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Beyond our income tax diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.

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

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, even though we or one of our affiliates may have structured our interest as senior debt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to that of other creditors.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 7, 2007.

APOLLO INVESTMENT CORPORATION

By:	/s/ JOHN J. HANNAN

John J. Hannan
Chief Executive Officer and Director

By:	/s/ RICHARD L. PETEKA

Richard L. Peteka
Chief Financial Officer and Treasurer