Form 10-K
period 2007-03-31
APOLLO INVESTMENT CORP
filed 2007-05-29
CIK 1278752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER: 814-00646

APOLLO INVESTMENT CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	52-2439556
(State of Incorporation)	(I.R.S. Employer Identification Number)
9 West 57th Street, 14th floor New York, N.Y.	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 515-3450

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of common stock held by non-affiliates of the Registrant on September 30, 2006 based on the closing price on that date of $20.51 on the NASDAQ National Market was $1,657,332,891. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 103,507,766 shares of the Registrant’s common stock outstanding as of May 18, 2007.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2007 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

APOLLO INVESTMENT CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2007

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

Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in middle-market companies in the form of mezzanine and senior secured loans, as well as by making direct equity investments in companies. From time to time, we may also invest in the securities of public companies as well as public companies whose securities are thinly traded.

During our fiscal year ended March 31, 2007, we invested $1.4 billion, across 24 new and several existing portfolio companies. This compares to investing $1.1 billion in 26 new and several existing portfolio companies for the previous fiscal year ended March 31, 2006. Investments sold or prepaid during the fiscal year ended March 31, 2007 totaled $845 million versus $452 million for the fiscal year ended March 31, 2006. Total invested capital since the IPO through March 31, 2007 is $3.4 billion. Of this amount, $2.9 billion were investments in US companies and $527 million was invested in non-US companies. At March 31, 2007, the weighted average yields on our subordinated debt portfolio, senior secured loan portfolio and total debt portfolio were 13.5%, 12.3% and 13.1%, respectively. At March 31, 2006, the yields were 13.6%, 12.2%, and 13.1%, respectively.

Our targeted investment size typically ranges between $20 million and $250 million, although this investment size may vary proportionately as the size of our capital base changes. At March 31, 2007, our net portfolio consisted of 57 portfolio companies invested 61% in subordinated debt, 4% in preferred equity, 9% in common equity and warrants and 26% in senior secured loans versus 46 portfolio companies invested 60% in subordinated debt, 2% in preferred equity, 7% in common equity and 31% in senior secured loans at March 31, 2006.

Senior secured loans and European mezzanine loans typically accrue interest at variable rates determined on the basis of a benchmark: LIBOR, EURIBOR, GBP LIBOR, or the prime rate, with stated maturities at origination that typically range from 5 to 10 years. While subordinated debt issued within the United States will typically accrue interest at fixed rates, some of these investments may include zero-coupon, PIK and/or step bonds that accrue income on a constant yield to call or maturity basis. At March 31, 2007, 64% or $1,364.2 million of our interest-bearing portfolio is fixed rate debt and 36% or $783.6 million is floating rate debt. At March 31, 2006, 53% or $764.5 million of our interest-bearing portfolio was fixed rate debt and 47% or $683.3 million was floating rate debt.

About Apollo

Founded in 1990, Apollo is a recognized leader in private equity investing, having invested approximately $14 billion in over 150 companies since its founding. Since its inception, Apollo has managed in excess of $33 billion in capital, primarily from institutional investors and six private investment funds. Apollo traditionally has focused on companies that it believes are undervalued yet have successful business models, strong cash flows and prospects for value creation. The Apollo investment professionals’ disciplined, value-oriented strategy has sought to identify opportunities in all investment environments, selecting from a range of approaches, such as traditional or corporate partner buyouts, distressed debt buyouts or more liquid, non-control distressed debt investments. The Apollo investment professionals have sought through this strategy to provide investors with attractive returns while minimizing the risk of capital loss throughout economic cycles.

Apollo’s active private investment funds focus on making either control-oriented equity investments of $200 million or more or distressed debt investments, either for control or non-control positions. In contrast, Apollo Investment seeks to capitalize primarily on the significant investment opportunities emerging in the mezzanine segment of the lending market for middle-market companies, which it believes offers the potential for attractive risk-adjusted returns.

About Apollo Investment Management

Apollo Investment Management (“AIM”), our investment adviser, is led by a dedicated and growing team of investment professionals and is further supported by Apollo’s team of over 70 investment professionals. AIM has now invested more than $3.4 billion in 86 companies with more than 55 financial sponsors since commencement of operations in April 2004. In addition, AIM expects to hire additional investment professionals in the future. AIM’s investment committee currently consists of John J. Hannan, the Chairman of our Board of Directors, Chief Executive Officer of the Company and Chairman of AIM’s Investment Committee, James C. Zelter, our President and Chief Operating Officer and a Vice President of the general partner of AIM, Patrick J. Dalton, an Executive Vice President of the Company and a Vice President of the general partner of AIM, Edward Tam, an Executive Vice President of the Company and a Vice President of the general partner of AIM and José Briones, a Vice President of the general partner of AIM. The composition of the Investment Committee of AIM may change from time to time. AIM draws upon Apollo’s 17 year history and benefits from the Apollo investment professionals’ significant capital markets, trading and research expertise developed through investments in a multitude of different industries and over 150 companies in the [United States and Western Europe].

About Apollo Investment Administration

In addition to furnishing us with office facilities, equipment, and clerical, bookkeeping and record keeping services, Apollo Investment Administration (“AIA” or “Apollo Administration”) also oversees our financial records as well as the preparation of our reports to stockholders as well as reports filed with the SEC. AIA oversees the determination and publication of our net asset value, oversees the preparation and filing of our tax returns, and generally monitors the payment of our expenses and the performance of administrative and professional services rendered to us by others. Furthermore, AIA would provide on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance.

Operating and Regulatory Structure

Our investment activities are managed by AIM and supervised by our board of directors, a majority of whom are independent of Apollo and its affiliates. AIM is an investment adviser that is registered under the Investment Advisers Act of 1940. Under our investment advisory and management agreement, we pay AIM an annual base management fee based on our gross assets as well as an incentive fee based on our performance.

As a business development company, we are required to comply with certain regulatory requirements. Also, while we are permitted to finance investments using debt, our ability to use debt is limited in certain significant respects. We have elected to be treated for federal income tax purposes as a Regulated Investment Company “RIC” under Subchapter M of the Code.

Investments

Apollo Investment seeks to create a portfolio that includes primarily mezzanine, senior secured loans and private equity by generally investing approximately $20 million to $250 million of capital, on average, in the securities of middle-market companies. The average investment size will vary as our capital base varies. Our target portfolio will generally be more heavily weighted toward mezzanine loans. Structurally, mezzanine loans usually rank subordinate in priority of payment to senior debt, such as senior bank debt, and are often unsecured. As such, other creditors may rank senior to us in the event of an insolvency. However, mezzanine loans rank senior to common and preferred equity in a borrowers’ capital structure. Mezzanine loans may have a fixed or floating interest rate. Additional upside can be generated from upfront fees, call protection including call premiums, equity co-investments or warrants. We believe that mezzanine loans offer an attractive investment opportunity based upon their historic returns and resilience during economic downturns. Additionally, we may acquire investments in the secondary market.

Our principal focus is to provide capital to middle-market companies in a variety of industries. We generally seek to target companies that generate positive free cash flows. We also generally seek to invest in companies from the broad variety of industries in which Apollo’s investment professionals have direct expertise.

The following is a representative list of the industries in which Apollo has invested:

• Building materials	• Education	• Manufacturing/Basic industry

• Business services	• Energy/Utilities	• Media

• Cable television	• Environmental services	• Packaging

• Chemicals	• Financial services	• Printing and publishing

• Communications	• Food	• Restaurants

• Consumer products	• Healthcare	• Retail

• Distribution	• Lodging/Leisure/Resorts	• Transportation

We may also invest in other industries if we are presented with attractive opportunities.

In an effort to increase our returns and the number of loans that we can make, we may in the future seek to securitize our loans. To securitize loans, we may create a wholly owned subsidiary and contribute a pool of loans to the subsidiary. We may sell interests in the subsidiary on a non-recourse basis to purchasers who we would expect to be willing to accept a lower interest rate to invest in investment-grade loan pools. We may use the proceeds of such sales to pay down bank debt or to fund additional investment.

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds. We may also co-invest on a concurrent basis with affiliates of Apollo Investment, subject to compliance with applicable regulations and our allocation procedures. Certain types of negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. There can be no assurance that any such order will be obtained.

At March 31, 2007, our net portfolio consisted of 57 portfolio companies and was invested 61% in subordinated debt, 4% in preferred equity, 9% in common equity and warrants and 26% in senior secured loans. We expect that our portfolio will continue to include primarily mezzanine loans, senior secured loans, and equity related securities. In addition, we also expect to invest a portion of our portfolio in opportunistic investments, which are not our primary focus, but are intended to enhance our returns to stockholders. These investments may include, but are not limited to, high-yield bonds, distressed debt investments and securities of public companies. Within this portion, we will also invest in debt and equity securities of companies located outside of the United States.

Listed below are our top ten portfolio companies and industries represented as a percentage of total assets for the years ended March 31, 2007 and 2006:

TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF MARCH 31, 2007

PORTFOLIO COMPANY	% of Total Assets	INDUSTRY	% of Total Assets
Gray Wireline Service, Inc.	3.2%	Oil & Gas	8.5%
Sorenson Communications, Inc.	2.8%	Business Services	5.4%
Varel Holdings, Inc.	2.5%	Consumer Services	4.8%
ALM Media Holdings, Inc.	2.4%	Publishing	4.7%
Associated Materials, Inc.	2.3%	Direct Marketing	4.2%
Quality Home Brands Holdings	2.2%	Manufacturing	3.4%
Fleetpride Corporation	2.2%	Consumer Products	3.4%
N.E.W. Customer Service Cos.	2.0%	Leisure Equipment	2.9%
SigmaKalon Holdco B.V.	2.0%	Building Products	2.7%
GS Prysmian Co-Invest L.P.	1.9%	Chemicals	2.6%

TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF MARCH 31, 2006

PORTFOLIO COMPANY	% of Total Assets	INDUSTRY	% of Total Assets
Associated Materials, Inc.	3.2%	Publishing	5.2%
Hanley Wood LLC	2.8%	Consumer Services	4.8%
Playpower Holdings Inc.	2.8%	Leisure Equipment	4.7%
N.E.W. Customer Service Cos.	2.8%	Direct Marketing	3.6%
Eurofresh, Inc.	2.6%	Building Products	3.6%
SigmaKalon Holdco B.V.	2.3%	Environmental	3.4%
Deluxe Corp.	2.3%	Media	3.2%
Sorenson Communications, Inc.	2.0%	Chemicals	3.1%
FCI International S.A.S.	2.0%	Healthcare	2.8%
WDAC Intermediate Corp.	1.9%	Manufacturing	2.8%

Listed below is the geographic breakdown of the portfolio as of March 31, 2007 and 2006:

Geographic Region	% of Portfolio at March 31, 2007	Geographic Region	% of Portfolio at March 31, 2006
United States	83.1%	United States	80.4%
Canada	2.9%	Canada	1.3%
Western Europe	14.0%	Western Europe	18.3%

	100.0%		100.0%

Investment selection

We are committed to the same value oriented philosophy used by the investment professionals who manage in Apollo’s private investment funds and will commit resources to managing downside exposure.

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

We seek to structure our mezzanine investments primarily as unsecured, subordinated loans that provide for relatively high interest rates that provide us with significant current interest income. These loans typically have interest-only payments in the early years, with amortization of principal deferred to the later years of the mezzanine loans. In some cases, we may enter into loans that, by their terms, convert into equity or additional debt securities or defer payments of interest after our investment. Also, in some cases our mezzanine loans may be collateralized by a subordinated lien on some or all of the assets of the borrower. Typically, our mezzanine loans have stated maturities of five to ten years.

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

Our investments may include equity features, such as warrants or options to buy a minority interest in the portfolio company. Any warrants we receive with our debt securities generally require only a nominal cost to exercise, and thus, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. We may structure the warrants with provisions protecting our rights as a minority-interest holder, as well as puts, or rights to sell such securities back to the company, upon the occurrence of specified events. In many cases, we may also seek to obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights.

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

Ongoing relationships with portfolio companies

Monitoring

Apollo Investment Management monitors our portfolio companies on an ongoing basis. AIM monitors the financial trends of each portfolio company to determine if each is meeting its respective business plans and to assess the appropriate course of action for each company.

AIM has several methods of evaluating and monitoring the performance and fair value of our investments, which can include, but are not limited to, the following:

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

In addition to various risk management and monitoring tools, AIM also uses an investment rating system to characterize and monitor our expected level of returns on each investment in our portfolio.

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

Apollo Investment Management monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, AIM reviews these investment ratings on a quarterly basis, and our board of directors affirms such ratings.

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

Competition

Our primary competitors in providing financing to middle-market companies include public and private funds, commercial and investment banks, commercial financing companies, and, to the extent they provide an alternative form of financing, private equity funds. Additionally, because competition for investment opportunities generally has increased among alternative investment vehicles, such as hedge funds, those entities have begun to invest in areas they have not traditionally invested in, including investments in middle-market companies. As a result of these new entrants, competition for investment opportunities at middle-market companies has intensified. Some of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. We expect to use the industry information of Apollo’s investment professionals to which we have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we believe that the relationships of the senior managers of AIM and of the senior partners of Apollo, enable us to learn about, and compete effectively for, financing opportunities with attractive middle-market companies in the industries in which we seek to invest.

Staffing

The Company has a chief financial officer and a chief compliance officer and, to the extent necessary, has hired and will continue to hire additional personnel. These individuals are employees of Apollo Administration and perform their respective functions under the terms of the administration agreement. Certain of our executive officers are also managing partners of our investment adviser. Our day-to-day investment operations are managed by our investment adviser. AIM has hired and will continue to hire additional investment professionals in the future. In addition, we reimburse Apollo Administration for our allocable portion of expenses incurred by it in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs.

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

Our internet address is www.apolloic.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on our website to be part of this annual report on Form 10-K.

Item 1A. Risk Factors

Investing in Apollo Investment Corporation involves a number of significant risks related to our business, structure, investments and investment in our common stock. As a result, there can be no assurance that we will achieve our investment objective.

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

A number of entities compete with us to make the types of investments that we make in middle-market companies. We compete with public and private funds, including other business development companies, commercial and investment banks, commercial financing companies, and, to the extent they provide an alternative form of financing, private equity funds. Additionally, because competition for investment opportunities generally has increased among alternative investment vehicles, such as hedge funds, those entities have begun to invest in areas they have not traditionally invested in, including investments in middle-market companies. As a result of these new entrants, competition for investment opportunities at middle-market companies has intensified and we expect that trend to continue. Some of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this existing and increasing competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

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

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We entered into a credit agreement in April 2005 with institutional banks and other lenders to facilitate such borrowing, which was amended and restated on March 31, 2006. Effective February 15, 2007, the total commitments under the credit agreement were increased to $1.7 billion. Our lenders have fixed dollar claims on our consolidated assets that are superior to the claims of our common stockholders. If the value of our consolidated assets increases, then leveraging would cause the net asset value to increase more sharply than it would have had we not leveraged. Conversely, if the value of our consolidated assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our consolidated income in excess of consolidated interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our consolidated income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments. Leverage is generally considered a speculative investment technique.

Changes in interest rates may affect our cost of capital and net investment income.

Because we borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income. Our long-term fixed-rate investments are financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have affected our net income over a one-year horizon. Although management believes that this is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

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

Our executive officers and directors, and the partners of our investment adviser, AIM, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. Moreover, we note that, notwithstanding the difference in principal investment objectives between Apollo Investment and other Apollo funds, such other Apollo sponsored funds, including new affiliated potential pooled investment vehicles or managed accounts not yet established, have and may from time to time have overlapping investment objectives with those of Apollo Investment and, accordingly, invest in, whether principally or secondarily, asset classes similar to those targeted by Apollo Investment. To the extent such other investment vehicles have overlapping investment objectives, the scope of opportunities otherwise available to us may be adversely affected and/or reduced. As a result, the partners of AIM may face conflicts in their time management and commitments as well as in the allocation of investment opportunities to other Apollo funds. We do not anticipate making an initial investment in any portfolio company in which Apollo or any affiliate has a pre-existing investment. In addition, in the event such investment opportunities are allocated among Apollo Investment and other investment vehicles affiliated with AIM, our desired investment portfolio may be adversely affected. Although AIM endeavors to allocate investment opportunities in a fair and equitable manner, it is possible that we may not be given the opportunity to participate in certain investments made by investment funds managed by investment managers affiliated with AIM.

AIM and its affiliates and investment managers may determine that an investment is appropriate both for us and for one or more other funds. In such event, depending on the availability of such investment and other appropriate factors, AIM may determine that we should invest on a side-by-side basis with one or more other funds. We may make all such investments subject to compliance with applicable regulations and interpretations, and our allocation procedures. Certain types of negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. There can be no assurance that any such order will be obtained.

In the course of our investing activities, we pay management and incentive fees to AIM, and reimburse AIM for certain expenses it incurs. As a result, investors in our common stock invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in, among other things, a lower rate of return than one might achieve through direct investments. As a result of this arrangement, there may be times when the management team of AIM has interests that differ from those of our stockholders, giving rise to a conflict.

AIM receives a quarterly incentive fee based, in part, on our pre-incentive fee income, if any, for the immediately preceding calendar quarter. This incentive fee is subject to a quarterly hurdle rate before providing an incentive fee return to the investment adviser. To the extent we or AIM are able to exert influence over our portfolio companies, the quarterly pre-incentive fee may provide AIM with an incentive to induce our portfolio companies to accelerate or defer interest or other obligations owed to us from one calendar quarter to another.

We have entered into a royalty-free license agreement with Apollo, pursuant to which Apollo has agreed to grant us a non-exclusive license to use the name “Apollo.” Under the license agreement, we have the right to use the “Apollo” name for so long as AIM or one of its affiliates remains our investment adviser. In addition, we rent office space from Apollo Administration, an affiliate of AIM, and pay Apollo Administration our allocable portion of overhead and other expenses incurred by Apollo Administration in performing its obligations under the administration agreement, including our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staffs, which can create conflicts of interest that our board of directors must monitor.

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

As of March 31, 2007, we have investments in 57 companies. A consequence of this limited number of investments is that the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Beyond our income tax diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.

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

When we do not hold controlling equity interests in our portfolio companies, we may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

As of March 31, 2007, we have not taken controlling equity positions in our portfolio companies. To the extent that we do not hold a controlling equity interest in a portfolio company, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and the stockholders and management of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company, and may therefore suffer a decrease in the value of our investments.

An investment strategy focused primarily on privately-held companies presents certain challenges, including the lack of available information about these companies, a dependence on the talents and efforts of only a few key portfolio company personnel and a greater vulnerability to economic downturns.

We have invested and will continue to invest primarily in privately-held companies. Generally, little public information exists about these companies, and we are required to rely on the ability of AIM’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Also, privately-held companies frequently have less diverse product lines and smaller market presence than larger competitors. These factors could affect our investment returns.

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

The incentive fee payable by us to AIM may create an incentive for AIM to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to our investment adviser is determined, which is calculated as a percentage of the return on invested capital, may encourage our investment adviser to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor the holders of our common stock, including investors in offerings of common stock, securities convertible into our common stock or warrants representing rights to purchase our common stock or securities convertible into our common stock pursuant to this prospectus. In addition, the investment adviser receives the incentive fee based, in part, upon net capital gains realized on our investments. Unlike the portion of the incentive fee based on income, there is no hurdle rate applicable to the portion of the incentive fee based on net capital gains. As a result, the investment adviser may have a tendency to invest more in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

The incentive fee payable by us to AIM also may create an incentive for AIM to invest on our behalf in instruments that have a deferred interest feature. Under these investments, we would accrue the interest over the life of the investment but would not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our investment fee, however, includes accrued interest. Thus, a portion of this incentive fee would be based on income that we have not yet received in cash.

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds, and, to the extent we so invest, will bear our ratable share of any such investment company’s expenses, including management and performance fees. We will also remain obligated to pay management and incentive fees to AIM with respect to the assets invested in the securities and instruments of other investment companies. With respect to each of these investments, each stockholder of Apollo Investment will bear his or her share of the management and incentive fee of AIM as well as indirectly bearing the management and performance fees and other expenses of any investment companies in which Apollo Investment invests.

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

Shares of business development companies may trade at a market price that is less than the net asset value that is attributable to those shares. The possibility that our shares of common stock will trade at a discount from net asset value or at a premium that is unsustainable over the long term are separate and distinct from the risk that our net asset value will decrease. It is not possible to predict whether the shares offered hereby will trade at, above, or below net asset value.

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

We have significant flexibility in investing the net proceeds of offerings and may use the net proceeds from offerings in ways with which you may not agree or for purposes other than those contemplated at the time of such offering.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

As of March 31, 2007, we do not own any real estate or other physical properties materially important to our operation. Our administrative and principal executive offices are located at 9 West 57th Street, New York, NY 10019. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3. Legal Proceedings

We are not currently subject to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during our fourth fiscal quarter ended March 31, 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

Our common stock is traded on the NASDAQ Global Select Market under the symbol “AINV.” The following table lists the high and low closing sale price for our common stock, the closing sale price as a percentage of net asset value, or NAV and quarterly dividends per share since shares of our common stock began being regularly quoted on NASDAQ.

	NAV(1)	Closing Sales Price		Premium of High Sales Price to NAV(2)	Premium or Discount of Low Sales Price to NAV(2)	Declared Dividends

		High	Low
Fiscal Year Ending March 31, 2007
Fourth Fiscal Quarter	$17.87	$24.12	$20.30	135%	114%	$0.510
Third Fiscal Quarter	$16.36	$23.27	$20.56	142%	126%	$0.500
Second Fiscal Quarter	$16.14	$20.81	$17.96	129%	111%	$0.470
First Fiscal Quarter	$15.59	$19.39	$17.74	124%	114%	$0.450

Fiscal Year Ending March 31, 2006
Fourth Fiscal Quarter	$15.15	$19.51	$17.81	129%	118%	$0.450
Third Fiscal Quarter	$14.41	$19.97	$17.92	139%	124%	$0.440
Second Fiscal Quarter	$14.29	$20.40	$17.63	143%	123%	$0.430
First Fiscal Quarter	$14.19	$18.75	$15.66	132%	110%	$0.310

Fiscal Year Ending March 31, 2005
Fourth Fiscal Quarter	$14.27	$17.62	$14.93	123%	105%	$0.260
Third Fiscal Quarter	$14.32	$15.13	$13.43	106%	94%	$0.180
Second Fiscal Quarter	$14.10	$14.57	$13.06	103%	93%	$0.045
First Fiscal Quarter (period from April 8, 2004* to June 30, 2004)	$14.05	$15.25	$12.83	109%	91%	—

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)	Calculated as of the respective high or low closing sales price divided by the quarter end NAV.
*	Commencement of operations

While our common stock currently trades in excess of our net asset value, there can be no assurance, however, that our shares will continue to trade at such a premium (to net asset value). The last reported closing market price of our common stock on May 18, 2007 was $22.21 per share. As of May 18, 2007, we had 69 shareholders of record.

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

The following table lists the quarterly dividends per share since shares of our common stock began being regularly quoted on NASDAQ.

Declared Dividends
Fiscal Year Ending March 31, 2007
Fourth Fiscal Quarter	$0.510
Third Fiscal Quarter	$0.500
Second Fiscal Quarter	$0.470
First Fiscal Quarter	$0.450

Fiscal Year Ending March 31, 2006
Fourth Fiscal Quarter	$0.450
Third Fiscal Quarter	$0.440
Second Fiscal Quarter	$0.430
First Fiscal Quarter	$0.310

Fiscal Year Ending March 31, 2005
Fourth Fiscal Quarter	$0.260
Third Fiscal Quarter	$0.180
Second Fiscal Quarter	$0.045
First Fiscal Quarter (period from April 8, 2004* to June 30, 2004)	—

*	Commencement of operations

Recent Sale of Unregistered Securities

We did not engage in any sales of unregistered securities during the fiscal year ended March 31, 2007.

STOCK PERFORMANCE GRAPH

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, for the period April 8, 2004 (inception of Apollo Investment Corporation) through March 31, 2007. The graph assumes that, on April 8, 2004, a person invested $100 in each of our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

Item 6. Selected Financial Data

The Statement of Operations, Per Share and Balance Sheet data for the fiscal years ended March 31, 2007, March 31, 2006 and March 31, 2005 are derived from our financial statements which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. This selected financial data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

Statement of Operations Data:	For the Year Ended March 31, 2007 (dollar amounts in thousands, except per share data)	For the Year Ended March 31, 2006 (dollar amounts in thousands, except per share data)	For the Period April 8, 2004* through March 31, 2005 (dollar amounts in thousands, except per share data)
Total Investment Income	$266,101	$152,827	$47,833
Total Expenses	$140,783	$63,684	$22,380
Net Investment Income	$125,318	$89,143	$25,453
Net Realized and Unrealized Gains	$186,848	$31,244	$18,692
Net Increase in Net Assets Resulting from Operations	$312,166	$120,387	$44,145

Per Share Data:
Net Asset Value	$17.87	$15.15	$14.27
Net Increase in Net Assets Resulting from Operations	$3.64	$1.90	$0.71
Distributions Declared	$1.930	$1.630	$0.485

Balance Sheet Data:
Total Assets	$3,523,218	$2,511,074	$1,733,384
Borrowings Outstanding	$492,312	$323,852	$0
Total Net Assets	$1,849,748	$1,229,855	$892,886

Other Data:
Total Return (1)	31.7%	12.9%	15.3%
Number of Portfolio Companies at Period End	57	46	35
Total Portfolio Investments for the Period	$1,446,730	$1,110,371	$894,335
Investment Sales and Prepayments for the Period	$845,485	$452,325	$71,730
Weighted Average Yield on Debt Portfolio at Period End	13.1%	13.1%	10.5%

*	Commencement of operations
(1)	Total return is based on the change in market price per share and takes into account dividends and distributions, if any, reinvested in accordance with Apollo Investment’s dividend reinvestment plan. Total return is not annualized.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this report.

Some of the statements in this report constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained herein involve risks and uncertainties, including statements as to:

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

We generally use words such as “anticipates,” “believes,” “expects,” “intends” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” and elsewhere in this report.

We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including any annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

OVERVIEW

Apollo Investment was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a business development company under the Investment Company Act of 1940 (“1940 Act”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended. Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. Apollo Investment commenced operations on April 8, 2004 upon completion of its initial public offering that raised $870 million in net proceeds selling 62 million shares of its common stock at a price of $15.00 per share.

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

Expenses

All investment professionals of the investment adviser and their staff, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of that personnel which is allocable to those services are provided and paid for by AIM. We bear all other costs and expenses of our operations and transactions, including those relating to:

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

Portfolio and Investment Activity

During our fiscal year ended March 31, 2007, we invested $1.4 billion, across 24 new and several existing portfolio companies. This compares to investing $1.1 billion in 26 new and several existing portfolio companies for the previous fiscal year ended March 31, 2006. Investments sold or prepaid during the fiscal year ended March 31, 2007 totaled $845 million versus $452 million for the fiscal year ended March 31, 2006.

At March 31, 2007, our net portfolio consisted of 57 portfolio companies and was invested 61% in subordinated debt, 4% in preferred equity, 9% in common equity and warrants and 26% in senior secured loans versus 46 portfolio companies invested 60% in subordinated debt, 2% in preferred equity, 7% in common equity and 31% in senior secured loans at March 31, 2006.

The weighted average yields on our subordinated debt portfolio, senior secured loan portfolio and total debt portfolio were 13.5%, 12.3% and 13.1%, respectively, at March 31, 2007. At March 31, 2006, the yields were 13.6%, 12.2%, and 13.1%, respectively.

Senior secured loans and European mezzanine loans typically accrue interest at variable rates determined on the basis of a benchmark: LIBOR, EURIBOR, GBP LIBOR, or the prime rate, with stated maturities at origination that typically range from 5 to 10 years. While subordinated debt issued within the United States will typically accrue interest at fixed rates, some of these investments may include zero-coupon, PIK and/or step bonds that accrue income on a constant yield to call or maturity basis. At March 31, 2007, 64% or $1,364.2 million of our interest-bearing portfolio is fixed rate debt and 36% or $783.6 million is floating rate debt. At March 31, 2006, 53% or $764.5 million of our interest-bearing portfolio was fixed rate debt and 47% or $683.3 million was floating rate debt.

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

Valuation of Portfolio Investments

As a business development company, we generally invest in illiquid securities including debt and equity securities of middle market companies. Under procedures established by our board of directors, we value investments, including certain subordinated debt, senior secured debt and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations. We obtain these market quotations from independent pricing services or use the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by or under the direction of our board of directors. Such determination of fair values may involve subjective judgments and estimates. Investments purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates value. With respect to unquoted securities, our board of directors, together with our independent valuation advisers value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, our board, together with our independent valuation advisers consider the pricing indicated by the external event to corroborate and/or assist us in our valuation. Because we expect that there will not be a readily available market for many of the investments in our portfolio, we expect to value many of our portfolio investments at fair value as determined in good faith by or under the direction of our board of directors using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual PIK interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt securities if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount, and market discount are capitalized and then we amortize such amounts as interest income. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and debt securities as interest income when we receive such amounts.

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

RESULTS OF OPERATIONS

Results comparisons are for the fiscal years ended March 31, 2007, March 31, 2006 and for the period April 8, 2004 (commencement of operations) through March 31, 2005.

Investment Income

For the fiscal years ended March 31, 2007, March 31, 2006 and for the period April 8, 2004 (commencement of operations) through March 31, 2005, gross investment income totaled $266.1 million, $152.8 million and $47.8 million, respectively. Our significantly lower gross investment income for the period April 8, 2004 (commencement of operations) through March 31, 2005 reflects income earned primarily from short-term U.S. Government securities and other temporary investments held during the ramp-up period of our portfolio since our initial public offering. The continued increase in gross investment income for fiscal years 2006 and 2007 was primarily due to the growth of our investment portfolio as compared to previous fiscal periods. Origination, closing and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans.

Expenses

Net expenses totaled $139.7 million, $63.7 million and $22.4 million, respectively, for the fiscal years ended March 31, 2007, March 31, 2006 and for the period April 8, 2004 (commencement of operations) through March 31, 2005, of which $57.9 million, $22.3 million and $0.0 million, respectively, were performance-based incentive fees and $34.4 million, $13.0 million and $0.0 million, respectively, were interest and other credit facility expenses. Expenses exclusive of performance-based incentive fees and interest and other credit facility expenses for the years ended March 31, 2007, March 31, 2006 and for the period April 8, 2004 (commencement of operations) through March 31, 2005 were $47.4 million, $28.4 million and $22.4 million, respectively. Of these expenses, general and administrative expenses totaled $6.8 million, $5.0 million and $5.1 million, respectively, for the fiscal years ended March 31, 2007, 2006 and 2005. Excise tax expense totaled $1.1 million for the fiscal year ended March 31, 2007. There was no excise tax expense in fiscal years ended March 2006 and 2005. Expenses consist of base investment advisory and management fees, insurance expenses, administrative services fees, professional fees, directors’ fees, audit and tax services expenses, and other general and administrative expenses. The increase in net expenses from fiscal 2006 to fiscal 2007 was primarily related to an accrual of $21.3 million in net realized capital gain incentive fees and an increase in base management fees and other general and administrative expenses related to the growth of our investment portfolio as compared to the previous period.

Net Investment Income

The Company’s net investment income totaled $125.3 million, $89.1 million and $25.5 million, respectively, for the fiscal years ended March 31, 2007, 2006 and for the period April 8, 2004 (commencement of operations) through March 31, 2005.

Net Realized Gains

The Company had investment sales and prepayments totaling $845 million, $452 million and $72 million, respectively, for the fiscal years ended March 31, 2007, 2006 and for the period April 8, 2004 (commencement of operations) through March 31, 2005. Net realized gains for the fiscal years ended March 31, 2007, 2006 and for the period April 8, 2004 (commencement of operations) through March 31, 2005 were $132.9 million, $11.2 million and $0.5 million, respectively. The increase in net realized gains from fiscal year 2006 to fiscal year 2007 was primarily due to a gain of $107.6 million realized from GS Prysmian Co-Invest LP (pursuant to a sale and purchase agreement dated as of January 24, 2007, along with the GS Funds, GS Prysmian Co-Invest LP agreed to sell its remaining equity securities it owned in Prysmian (Lux) Sarl to a newly created entity for cash and equity securities consideration totaling € 85.6 million).

Net Unrealized Appreciation on Investments and Foreign Currencies

For the fiscal years ended March 31, 2007, 2006 and for the period April 8, 2004 (commencement of operations) through March 31, 2005, net unrealized appreciation on the Company’s investments, foreign currencies and other assets and liabilities increased $54.0 million, $20.1 million and $18.2 million, respectively. At March 31, 2007, net unrealized appreciation totaled $92.2 million of which $21.6 million was attributable to net unrealized depreciation on our bank debt/senior secured debt and $113.8 million was attributable to net unrealized appreciation on our subordinated debt, preferred stock and private equity (after considering the effects of foreign currency borrowing/hedging for our non-U.S. investments).

Net Increase in Net Assets From Operations

For the fiscal years ended March 31, 2007, 2006, and for the period April 8, 2004 (commencement of operations) through March 31, 2005, the Company had a net increase in net assets resulting from operations of $312.2 million, $120.4 million and $44.1 million, respectively. The net change in net assets from operations per share was $3.64, $1.90 and $0.71, respectively, for the years ended March 31, 2007, 2006 and for the period April 8, 2004 (commencement of operations) through March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated primarily through its senior secured, multi-currency $1.7 billion, five-year, revolving credit facility maturing in April 2011 as well as from cash flows from operations, including investment sales and prepayments of senior and subordinated loans and income earned from investments and cash equivalents. At March 31, 2007, the Company has $492 million in borrowings outstanding and had $1.208 billion available for its use. We closed on a recent follow-on equity offering and issued 18 million shares of common stock on January 18, 2007 receiving $386 million in net proceeds after deducting underwriting discounts and commissions. In addition, on February 7, 2007, we issued 2.7 million shares of common stock to cover the underwriter’s over-allotment option on the January 18, 2007 equity offering receiving approximately $58 million in net proceeds after deducting underwriting discounts and commissions. In the future, the Company may raise additional equity or debt capital off its shelf registration or may securitize a portion of its investments. The Company may also further access $300 million of additional credit commitments available to it under the terms of its existing credit facility and as the Company’s equity capital base grows. The primary use of funds will be investments in portfolio companies, cash distributions to our shareholders and for other general corporate purposes.

	Payments due by Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Revolving Credit Facility (1)	$492	$—	$—	$492	$—

(1)	At March 31, 2007, $1,208 million remained unused under our senior secured revolving credit facility.

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

Off-Balance Sheet Arrangements

On February 28, 2007, the Company entered into Senior Secured Term Loan agreements with Gray Wireline Service Inc., resulting in investments of $40 million in a First Out Term Loan and $70 million in a Second Out Term Loan. In connection with the transaction, the Company also committed to $27.5 million of additional delay draw commitments under the term loans subject to various contingencies and draw down tests.

At March 31, 2007, we did not have any additional off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than the investment advisory and management agreement and the administration agreement described above.

Dividends

Dividends paid to stockholders for the fiscal years ended March 31, 2007, 2006 and for the period April 8, 2004 (commencement of operations) through March 31, 2005 totaled $168.4 million or $1.93 per share, $102.7 million or $1.63 per share, and $30.2 million or $0.485 per share, respectively. The following table summarizes our quarterly dividends paid to shareholders for the fiscal years ended March 31, 2007, 2006 and 2005, respectively:

Declared Dividends
Fiscal Year Ending March 31, 2007
Fourth Fiscal Quarter	$0.510
Third Fiscal Quarter	$0.500
Second Fiscal Quarter	$0.470
First Fiscal Quarter	$0.450

Fiscal Year Ending March 31, 2006
Fourth Fiscal Quarter	$0.450
Third Fiscal Quarter	$0.440
Second Fiscal Quarter	$0.430
First Fiscal Quarter	$0.310

Fiscal Year Ending March 31, 2005
Fourth Fiscal Quarter	$0.260
Third Fiscal Quarter	$0.180
Second Fiscal Quarter	$0.045
First Fiscal Quarter (period from April 8, 2004* to June 30, 2004)	—

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

With respect to the dividends paid to shareholders, income from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies is treated as taxable income and accordingly, distributed to shareholders. For the fiscal years ended March 31, 2007 and 2006, upfront fees totaling $8.3 million and $5.8 million, respectively, are being amortized into income over the lives of their respective loans. For the period from April 8, 2004 (commencement of operations) through March 31, 2005, upfront fees totaling $4.5 million are being amortized into income over the lives of their respective loans.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. During the fiscal year ended March 31, 2007, many of the loans in our portfolio had floating interest rates. These loans are usually based on a floating LIBO rate and typically have durations of one to six months after which they reset to current market interest rates. As the percentage of our mezzanine and other subordinated loans increase as a percentage of our total investments, we expect that more of the loans in our portfolio will have fixed rates. Accordingly, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the fiscal year ended March 31, 2007, we did not engage in interest rate hedging activities.

Item 8. Financial Statements and Supplementary Data

*	Commencement of operations

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2007. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of March 31, 2007 based on the criteria on Internal Control – Integrated Framework issued by COSO.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Apollo Investment Corporation:

We have completed integrated audits of Apollo Investment Corporation’s March 31, 2007 and March 31, 2006 financial statements and of its internal control over financial reporting as of March 31, 2007, and an audit of its March 31, 2005 financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Financial statements

In our opinion, the accompanying statements of assets and liabilities, including the schedules of investments, and the related statements of operations, changes in net assets and cash flows present fairly, in all material respects, the financial position of Apollo Investment Corporation (the “Company”) at March 31, 2007 and March 31, 2006, and the results of its operations, changes in net assets and cash flows for the years ended March 31, 2007 and March 31, 2006 and for the period from April 8, 2004 (inception) through March 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of March 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

New York, New York

May 29, 2007

APOLLO INVESTMENT CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share amounts)

	March 31, 2007	March 31, 2006
Assets
Investments, at value (cost—$2,244,400 and $1,520,025, respectively) (1)	$2,348,981	$1,556,698
Cash equivalents, at value (cost—$1,089,792 and $898,374, respectively)	1,089,792	898,374
Cash	7,326	5,506
Foreign currency (cost—$832 and $1,078, respectively)	834	1,079
Interest receivable	35,217	24,827
Receivable for investments sold	28,248	17,261
Receivable for commitment fee	—	812
Dividends receivable	6,987	173
Prepaid expenses and other assets	5,833	6,344

Total assets	$3,523,218	$2,511,074

Liabilities
Payable for investments and cash equivalents purchased	$1,134,561	$940,874
Credit facility payable (see note 7)	492,312	323,852
Management and performance-based incentive fees payable (see note 3)	43,579	12,850
Interest payable	1,848	1,300
Accrued administrative expenses	200	453
Unrealized depreciation on forward foreign currency contract	—	363
Other accrued expenses	970	1,527

Total liabilities	$1,673,470	$1,281,219

Net Assets
Common stock, par value $.001 per share, 400,000 and 400,000 common shares authorized, respectively, and 103,508 and 81,192 issued and outstanding, respectively	$104	$81
Paid-in capital in excess of par	1,673,191	1,198,137
Distributions in excess of net investment income (see note 2g)	(16,283)	(7,653)
Accumulated net realized gain (see note 2g)	100,494	1,014
Net unrealized appreciation	92,242	38,276

Total Net Assets	$1,849,748	$1,229,855

Total liabilities and net assets	$3,523,218	$2,511,074

Net Asset Value Per Share	$17.87	$15.15

(1)	None of our portfolio companies are controlled by or affiliated to the Company as defined by the Investment Company Act of 1940.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended March 31, 2007	Year Ended March 31, 2006	April 8, 2004* through March 31, 2005
INVESTMENT INCOME:
Interest	$245,348	$139,376	$47,833
Dividends	18,021	3,656	—
Other Income	2,732	9,795	—

Total Investment Income	266,101	152,827	47,833

EXPENSES:
Management fees	$40,569	$23,408	$17,315
Performance-based incentive fees (see note 3)	57,912 **	22,285	—
Interest and other credit facility expenses	34,375	12,950	—
Administrative services expense	2,437	1,470	988
Insurance expense	819	844	1,559
Other general and administrative expenses	3,700	2,777	2,518

Total expenses	139,812	63,734	22,380
Expense offset arrangement (see note 8)	(128)	(50)	—

Net expenses	139,684	63,684	22,380

Net investment income before excise taxes	126,417	63,684	22,380
Excise tax expense	(1,099)	—	—

Net investment income	$125,318	$89,143	$25,453

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS AND FOREIGN CURRENCIES:
Net realized gain (loss):
Investments and cash equivalents	149,653 **	7,146	(145)
Foreign currencies	(16,771)	4,019	640

Net realized gain	132,882	11,165	495

Net change in unrealized gain (loss):
Investments and cash equivalents	67,908	19,428	17,245
Foreign currencies	(13,942)	651	952

Net change in unrealized gain	53,966	20,079	18,197

Net realized and unrealized gain from investments, cash equivalents and foreign currencies	186,848	31,244	18,692

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$312,166	$120,387	$44,145

EARNINGS PER COMMON SHARE (see note 5)	$3.64	$1.90	$0.71

*	Commencement of operations
**	See note 14

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except shares)

	Year Ended March 31, 2007	Year Ended March 31, 2006	April 8, 2004* through March 31, 2005
Increase in net assets from operations:
Net investment income	$125,318	$89,143	$25,453
Net realized gains	132,882	11,165	495
Net change in unrealized gain	53,966	20,079	18,197

Net increase in net assets resulting from operations	312,166	120,387	44,145

Dividends and distributions to shareholders (see note 13):	(168,449)	(102,735)	(30,160)

Capital share transactions:
Net proceeds from shares sold	443,605	294,056	871,875
Less offering costs	(986)	(396)	(1,722)
Reinvestment of dividends	33,557	25,657	8,747

Net increase in net assets from capital share transactions	476,176	319,317	878,900

Total increase in net assets:	619,893	336,969	892,885
Net assets at beginning of period	$1,229,855	892,886	1

Net assets at end of period	$1,849,748	$1,229,855	$892,886

Capital share activity
Shares sold	20,700,000	17,250,000	62,000,100
Shares issued from reinvestment of dividends	1,615,812	1,386,978	554,876

Net increase in capital share activity	22,315,812	18,636,978	62,554,976

*	Commencement of operations

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended March 31, 2007	Year ended March 31, 2006	April 8, 2004* through March 31, 2005
Cash Flows from Operating Activities:
Net Increase in Net Assets Resulting from Operations	$312,166	$120,387	$44,145
Adjustments to reconcile net increase:
Purchase of investment securities	(1,578,614)	(1,140,250)	(892,963)
Proceeds from disposition of investment securities	1,004,012	547,119	71,731
Increase (decrease) from foreign currency transactions	(16,771)	4,469	640
Increase in interest and dividends receivable	(17,141)	(10,151)	(14,831)
Decrease (increase) in prepaid expenses and other assets	1,323	(6,301)	(855)
Increase in management and performance-based incentive fees payable	30,730	8,356	4,492
Increase in interest payable	548	1,300	—
Increase (decrease) in accrued expenses	(810)	866	1,115
Increase in payable for investments and cash equivalents purchased	193,498	6,780	834,741
Increase in receivables for securities sold	(10,987)	(17,261)	—
Net change in unrealized appreciation on investments, cash equivalents, foreign currencies and other assets and liabilities	(53,966)	(20,079)	(18,197)
Net realized gain on investments and cash equivalents	(132,882)	(11,165)	(495)

Net Cash (Used) Provided by Operating Activities	$(268,894)	$(515,930)	$29,523

Cash Flows from Financing Activities:

Net proceeds from the issuance of common stock	$443,605	$294,056	$871,875
Offering costs from the issuance of common stock	(986)	(154)	(1,722)
Dividends paid in cash	(134,892)	(77,078)	(21,413)
Borrowings under credit facility	2,179,863	847,379	—
Repayments under credit facility	(2,025,705)	(521,578)	—

Net Cash Provided by Financing Activities	$461,885	$542,625	$848,740

NET INCREASE IN CASH AND CASH EQUIVALENTS	$192,991	$26,695	$878,263
Effect of exchange rates on cash balances	2	—	—

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$904,959	878,264	1

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,097,952	$904,959	$878,264

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash interest paid during the period	$31,252	$9,777	—

Non-cash financing activities consist of the reinvestment of dividends totaling $33,557, $25,657 and $8,747, respectively (in thousands).

*	Commencement of operations

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

March 31, 2007

(in thousands, except shares)

Portfolio Company (1)	Industry	Par Amount*	Cost	Fair Value (2)
Subordinated Debt/Corporate Notes – 77.5%

Advantage Sales & Marketing, Inc., 12.00%, 3/29/14	Grocery	$30,618	$30,066	$30,618
ALM Media Holdings, Inc., 13.00%, 3/15/13 ♦	Publishing	20,018	19,885	20,018
ALM Media Group Holdings, Inc., 13.00%, 3/2/15 ♦	Publishing	63,000	63,000	63,000
AMH Holdings II, Inc. (Associated Materials), 13.625%, 12/1/14 ♦	Building Products	48,539	47,656	48,539
API Heat Transfer, Inc., 13.75%, 12/31/12	Manufacturing	26,835	26,430	26,835
Applied Systems, Inc., 13.50%, 6/19/14	Business Services	22,000	21,894	22,220
Arbonne Intermediate Holdco Inc. (Natural Products Group LLC), 13.50%, 6/19/14	Direct Marketing	58,812	58,621	58,812
Associated Materials, Inc., 0% / 11.25%, 3/1/14	Building Products	43,415	27,318	30,825
Audatex Holdings III, B.V., E+900, 10/13/14	Business Services	€16,408	20,244	22,497
BNY ConvergEx Group, LLC, 14.00%, 10/2/14	Business Services	$15,000	15,000	15,000
Brenntag Holding GmbH & Co. KG, E+900, 1/25/16	Chemicals	€15,616	18,546	21,398
Collect America, Ltd., 13.50%, 8/5/12 ♦	Consumer Finance	$36,320	35,709	36,320
Delta Educational Systems, Inc., 14.00%, 5/12/13	Education	18,573	17,931	18,573
DSI Renal Inc., 14.00%, 4/7/14	Healthcare	10,198	10,198	10,198
Dura-Line Merger Sub, Inc., 13.25%, 9/22/14	Telecommunications	39,814	39,019	39,814
Eurofresh, Inc., 0% / 14.50%, 1/15/14 ♦	Agriculture	26,504	18,337	16,366
Eurofresh, Inc., 11.50%, 1/15/13 ♦	Agriculture	50,000	50,000	49,750
European Directories (DH5) B.V., 15.735%, 7/1/16	Publishing	€2,176	2,641	2,969
European Directories (DH7) B.V., E+950, 7/1/15	Publishing	€15,126	18,503	20,638
FleetPride Corporation, 11.50%, 10/1/14 ♦	Transportation	$47,500	47,500	48,213
FPC Holdings, Inc. (FleetPride Corporation), 0% / 14.00%, 6/30/15 ♦	Transportation	37,846	28,212	28,384
General Nutrition Centers, Inc., L+450, 3/15/14 ♦	Retail	15,000	14,719	14,709
Infor Lux Bond Company (Infor Global), L+800, 9/2/14	Business Services	7,539	7,539	7,628
Language Line Holdings, Inc., 0% / 14.125%, 6/15/13	Business Services	27,678	21,244	23,388
Language Line Inc., 11.125%, 6/15/12	Business Services	27,081	26,818	28,909
Latham Manufacturing Corp., 14.00%, 12/30/12	Leisure Equipment	34,124	33,570	34,124
Lexicon Marketing (USA), Inc., 13.25%, 5/11/13	Direct Marketing	28,393	28,393	28,393
LVI Services, Inc., 15.25%, 11/16/12	Environmental	43,082	43,082	43,082

MW Industries, Inc., 13.00%, 5/1/14	Manufacturing	60,000	58,840	60,000

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2007

(in thousands, except shares)

	Industry	Par Amount*		Cost	Fair Value (2)

Subordinated Debt/Corporate Notes – (continued)
Nielsen Finance LLC, 0% / 12.50%, 8/1/16 ♦	Market Research		$61,000	$34,678	42,776
OTC Investors Corporation (Oriental Trading Company), 13.50%, 1/31/15	Direct Marketing		21,380	21,380	21,380
PBM Holdings, Inc., 13.50%, 9/29/13	Beverage, Food & Tobacco		17,723	17,723	17,723
Playpower Holdings Inc., 15.50%, 12/31/12 ♦	Leisure Equipment		62,100	62,100	62,100
Plinius Investments II B.V. (Casema), E+925, 9/13/16	Cable TV		€16,879	21,880	23,006
Pro Mach Merger Sub, Inc., 12.50%, 6/15/12	Machinery		14,471	14,251	14,471
QHB Holdings LLC (Quality Home Brands), 13.50%, 12/20/13	Consumer Products		38,819	37,835	38,819
RSA Holdings Corp. of Delaware (American Safety Razor), 13.50%, 7/31/15	Consumer Products		38,286	38,286	38,286
Safety Products Holdings LLC, 11.75%, 1/1/12 ¨	Manufacturing		30,370	29,927	32,514
SCI Holdings, Inc. (Sorenson Communications), L+900, 8/18/14	Consumer Services		18,572	18,161	18,804
Serpering Investments B.V. (Casema), E+925, 9/13/16	Cable TV		€15,639	19,629	21,427
Sigmakalon Holdco B.V., E+1000, 12/31/15	Chemicals		€50,321	61,402	69,330
TP Financing 2, Ltd. (Travelex), GBP L+725, 4/1/15	Financial Services		£9,250	17,837	18,222
Varel Distribution Canada, Inc., 11.50%, 3/2/12	Oil & Gas	CAD$	22,299	18,845	19,329
Varel Holdings, Inc., 14.00%, 4/30/12	Oil & Gas		$19,197	17,524	19,197
Varel International Ind., L.P., 11.50%, 10/31/11	Oil & Gas		47,000	46,126	47,000
WDAC Intermediate Corp., 13.75%, 6/1/15	Publishing		€42,962	56,824	57,999

Total Subordinated Debt/Corporate Notes				$1,385,323	$1,433,603

		Shares
Preferred Equity – 5.3%

DSI Holding Company, Inc. (DSI Renal Inc.), 15.00%, 10/7/14	Healthcare		32,500	$31,781	$32,500
Exco Resources, Inc., 7.00%/9.00% (Convertible)	Oil & Gas		975	9,750	9,750
Exco Resources, Inc., 11.00%, 4/15/11	Oil & Gas		4,025	40,250	40,250
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 13.50%, 5/12/14	Education		12,360	10,995	12,360
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 12.50% (Convertible)	Education		3,325	3,325	3,325
LVI Acquisition Corp. (LVI Services, Inc.), 14.00%	Environmental		1,875	1,875	112

Total Preferred Equity				$97,976	$98,297

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2007

(in thousands, except shares/warrants)

	Industry	Shares	Cost	Fair Value (2)
Common Equity/Partnership Interests – 10.3%

A-D Conduit Holdings, LLC (Duraline)	Telecommunications	2,778	$2,778	$2,778
CA Holding, Inc. (Collect America, Ltd.)	Consumer Finance	25,000	2,500	3,306
DTPI Holdings, Inc. (American Asphalt & Grading)**	Infrastructure	200,000	2,000	—
FSC Holdings Inc. (Hanley Wood LLC)**	Media	10,000	10,000	14,868
Garden Fresh Restaurant Holding, LLC**	Retail	50,000	5,000	7,654
Gray Energy Services, LLC Class H (Gray Wireline)	Oil & Gas	1,081	2,000	2,000
Gryphon Colleges Corporation (Delta Educational Systems, Inc.)	Education	175	175	33
GS Prysmian Co-Invest L.P. (Prysmian Cables & Systems) (3,4)	Industrial		20,434	66,312
Latham International, Inc. (fka Latham Acquisition Corp.) **	Leisure Equipment	33,091	3,309	4,479
LM Acquisition Ltd. (Lexicon Marketing Inc.)	Direct Marketing	10,000	10,000	17,874
LVI Acquisition Corp. (LVI Services, Inc.)**	Environmental	6,250	625	—
MEG Energy Corp. (5) **	Oil & Gas	1,718,388	44,718	49,899
Prism Business Media Holdings, LLC	Media	68	15,050	15,050
Pro Mach Co-Investment, LLC**	Machinery	150,000	1,500	2,751
Sorenson Communications Holdings, LLC Class A	Consumer Services	454,828	45	2,764

Total Common Equity and Partnership Interests			$120,134	$189,768

		Warrants
Warrants – 0.6%
DSI Holdings Company, Inc. (DSI Renal Inc.), Common	Healthcare	5,011,327	—	$2,235
Fidji Luxco (BC) S.C.A., Common (FCI)	Electronics	48,769	$491	4,193
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Common	Education	98	98	18
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class A-1 Preferred	Education	459	459	513
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class B-1 Preferred	Education	1,043	1,043	1,163
Varel Holdings, Inc.	Oil & Gas	40,060	1,423	3,294

Total Warrants			$3,514	$11,416

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2007

(in thousands)

	Industry	Par Amount*	Cost	Fair Value (2)
Bank Debt/Senior Secured Loans (6) – 33.3%

1st Lien Bank Debt/Senior Secured Loans – 2.2%
Gray Wireline Service, Inc., 2/28/13	Oil & Gas	$40,000	$39,631	$40,000

2nd Lien Bank Debt/Senior Secured Loans – 31.1%
American Asphalt & Grading Co., 7/10/09	Infrastructure	27,499	27,499	16,499
BNY Convergex Group, LLC, 4/2/14	Business Services	50,000	49,761	50,625
C.H.I. Overhead Doors, Inc., 10/22/11	Building Products	15,000	15,029	15,075
Clean Earth, Inc., 10/14/11	Environmental	25,000	24,974	25,297
Cygnus Business Media, Inc., 1/13/10	Media	10,000	9,945	9,950
Diam International, 7/1/12***	Consumer Products	20,231	20,203	1,011
Diam International, Jr. Revolving Credit, 6/30/11***	Consumer Products	1,308	1,308	360
Dr. Leonard’s Healthcare Corp., 7/31/12	Direct Marketing	22,000	22,000	21,890
DX III Holdings Corp. (Deluxe Entertainment Services Group Inc.), 7/28/11	Broadcasting & Entertainment	55,000	54,134	58,025
Garden Fresh Restaurant Corp., 12/22/11	Retail	26,000	25,787	26,000
Generac Acquisition Corp., 5/10/14	Durable Consumer Products	10,000	10,123	10,000
Gray Wireline Service, Inc., 2/28/13	Oil & Gas	70,000	69,354	70,000
Infor Enterprise Solutions Holdings, Inc., 3/2/14	Business Services	10,000	10,000	10,212
Infor Global Solutions European Finance S.á.R.L., 3/2/14	Business Services	€6,210	8,263	8,432
N.E.W. Customer Service Companies, 2/8/14	Consumer Services	70,000	70,000	71,138
Oceania Cruises, Inc., 11/13/13	Hotels, Motels, Inns & Gaming	20,000	20,000	20,262
Quality Home Brands Holdings LLC, 6/20/13	Consumer Products	40,000	39,442	40,000
Sheridan Healthcare, Inc., 11/9/12	Healthcare	30,000	30,000	30,319
Sorenson Communications, Inc., 2/18/14	Consumer Services	75,000	75,000	75,633
Summit Business Media Intermediate Holding Company, Inc., 11/4/13	Media	15,000	15,000	15,169

Total 2nd Lien Bank Debt/Senior Secured Loans			$597,822	$575,897

Total Bank Debt/Senior Secured Loans			$637,453	$615,897

Total Investments			$2,244,400	$2,348,981

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2007

(in thousands)

	Industry	Par Amount*	Cost	Fair Value (2)
Cash Equivalents – 58.9%
U.S. Treasury Bill, 5.05%, 5/3/07	Government	$400,000	$398,287	$398,287
U.S. Treasury Bill, 4.905%, 6/28/07	Government	475,000	469,375	469,375
U.S. Treasury Bill, 4.905%, 7/5/07	Government	225,000	222,130	222,130

Total Cash Equivalents			$1,089,792	$1,089,792

Total Investments & Cash Equivalents —185.9% (7)			$3,334,192	$3,438,773
Liabilities in excess of other assets – (85.9%)				(1,589,025)

Net Assets – 100.0%				$1,849,748

(1)	None of our portfolio companies is controlled or affiliated as defined by the Investment Company Act of 1940.
(2)	Fair value is determined by or under the direction of the Board of Directors of the Company (see Note 2).
(3)	Denominated in Euro (€).
(4)	The Company is the sole Limited Partner in GS Prysmian Co-Invest L.P.
(5)	Denominated in Canadian dollars.
(6)	Represent floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the LIBOR (London Inter-bank Offered Rate), EURIBOR (Euro Inter-bank Offered Rate), GBP LIBOR (London Inter-bank Offered Rate for British Pounds), or the prime rate. At March 31, 2007, the range of interest rates on floating rate bank debt was 8.61%—14.10%.
(7)	Aggregate gross unrealized appreciation for federal income tax purposes is $130,991; aggregate gross unrealized depreciation for federal income tax purposes is $38,383. Net unrealized appreciation is $92,608 based on a tax cost of $3,346,165.

♦	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
*	Denominated in USD unless otherwise noted.
**	Non-income producing security
***	Non-accrual status

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

Industry Classification	Percentage at March 31, 2007
Oil & Gas	12.8%
Business Services	8.0%
Consumer Services	7.2%
Publishing	7.0%
Direct Marketing	6.3%
Manufacturing	5.1%
Consumer Products	5.0%
Leisure Equipment	4.3%
Building Products	4.0%
Chemicals	3.9%
Transportation	3.3%
Healthcare	3.2%
Environmental	2.9%
Industrial	2.8%
Agriculture	2.8%
Broadcasting & Entertainment	2.5%
Media	2.3%
Retail	2.1%
Cable TV	1.9%
Market Research	1.8%
Telecommunications	1.8%
Consumer Finance	1.7%
Education	1.5%
Grocery	1.3%
Hotels, Motels, Inns and Gaming	0.9%
Financial Services	0.8%
Beverage, Food, & Tobacco	0.8%
Machinery	0.7%
Infrastructure	0.7%
Durable Consumer Products	0.4%
Electronics	0.2%

Total Investments	100.0%

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

March 31, 2006

(in thousands, except shares)

Portfolio Company (1)	Industry	Par Amount*	Cost	Fair Value (2)
Subordinated Debt/Corporate Notes – 76.2%
Advantage Sales & Marketing, Inc., 12.00%, 3/29/14	Grocery	$30,000	$29,400	$30,000
ALM Media Holdings, Inc., 13.00%, 3/15/13 ♦	Publishing	17,649	17,502	17,649
AMH Holdings II, Inc., 13.625%, 12/1/14 ♦	Building Products	46,826	45,882	45,655
Anthony, Inc., 13.50%, 9/1/12 ♦	Manufacturing	9,707	9,584	9,707
API Heat Transfer, Inc., 13.75%, 12/31/12	Manufacturing	19,218	18,906	19,218
Associated Materials, Inc., 0% / 11.25%, 3/1/14	Building Products	58,415	31,496	34,027
Brenntag Holding GmbH & Co. KG, E+900, 1/25/16	Chemicals	€15,070	17,850	18,875
Collect America, Ltd., 13.50%, 8/5/12 ♦	Financial Services	36,320	35,636	36,320
Eurofresh, Inc., 0% / 14.50%, 1/15/14 ♦	Agriculture	26,504	15,678	15,020
Eurofresh, Inc., 11.50%, 1/15/13 ♦	Agriculture	50,000	50,000	50,375
European Directories (DH5) B.V., 15.735%, 7/1/16	Publishing	€1,857	2,228	2,315
European Directories (DH7) B.V., E+950, 7/1/15	Publishing	€14,424	17,590	17,979
FCI International S.A.S., E+875, 11/3/15 (3)	Electronics	€22,500	27,206	28,249
Fidji Luxembourg (BC2) S.A.R.L., E+1125, 8/3/16 (4)	Electronics	€17,500	20,999	21,284
Hanley Wood LLC, 12.25%, 8/1/2013 ♦	Media	60,000	59,431	60,000
Language Line Holdings, Inc., 0% / 14.125%, 6/15/13	Business Services	27,678	18,452	14,116
Language Line Inc., 11.125%, 6/15/12	Business Services	27,081	26,776	25,253
Latham Manufacturing Corp., 14.00%, 6/30/11	Leisure Equipment	43,760	42,991	43,760
Lexicon Marketing (USA), Inc., 13.75%, 1/2/12	Direct Marketing	27,647	27,170	27,647
LVI Services, Inc., 13.25%, 11/16/12	Environmental	43,000	42,168	43,000
National Renal Institutes, Inc., 14.00%, 3/31/14	Healthcare	10,000	10,000	10,000
N.E.W. Customer Service Companies Inc., 14.00%, Convertible, 8/17/13	Consumer Services	8,320	8,320	12,316
Playpower Holdings Inc., 15.50%, 11/30/12 ♦	Leisure Equipment	70,560	70,560	70,560
Pro Mach Merger Sub, Inc., 13.75%, 6/15/12	Machinery	19,359	19,021	19,359
Safety Products Holdings LLC, 11.75%, 1/1/12 ¨	Manufacturing	27,093	26,588	27,923
SCI Holdings, Inc., 13.00%, 11/15/13	Consumer Services	29,390	29,390	29,390

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

		Shares
Preferred Equity – 3.0%
DSI Holdings Company, Inc., 15.00% (5)	Healthcare	32,500	$31,687	$32,500
LVI Acquisition Corp, 14.00%	Environmental	1,875	1,875	1,875
Sorenson Communications Holdings, LLC Class B, 10.00%	Consumer Services	1,943	1,943	1,943

Total Preferred Equity			$35,505	$36,318

		Shares
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

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2006

(in thousands, except shares)

	Industry	Par Amount*	Cost	Fair Value (2)
2nd Lien Bank Debt/Senior Secured Loans (continued)
United Site Services, Inc., 6/30/10	Environmental	$13,462	$13,298	$13,462

Total 2nd Lien Bank Debt/Senior Secured Loans			$434,280	$438,332

Total Bank Debt/Senior Secured Loans			$470,532	$474,582

Total Investments			$1,520,025	$1,556,698

Cash Equivalents – 73.0%
U.S. Cash Management Bill, 4.60%, 4/17/06	Government	$900,000	$898,374	$898,374

Total Investments & Cash Equivalents -199.6% (9)			$2,418,399	$2,455,072

Liabilities in excess of other assets – (99.6%)				(1,225,217)

Net Assets – 100.0%				$1,229,855

(1)	None of our portfolio companies is controlled or affiliated as defined by the Investment Company Act of 1940.
(2)	Fair value is determined by or under the direction of the Board of Directors of the Company (see Note 2).
(3)	Includes 27,433 attached warrants.
(4)	Includes 21,336 attached warrants.
(5)	Includes 5,011,327 detachable warrants.
(6)	Denominated in Euro (€).
(7)	The Company is the sole Limited Partner in GS Prysmian Co-Invest L.P.
(8)	Represent floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the LIBOR (London Inter-bank Offered Rate), EURIBOR (Euro Inter-bank Offered Rate), GBP Libor (London Interbank Offered Rate for British Pounds), or the prime rate. At March 31, 2006, the range of interest rates on floating rate investments was 10.47%-15.98%.
(9)	Aggregate gross unrealized appreciation for federal income tax purposes is $44,670; aggregate gross unrealized depreciation for federal income tax purposes is $16,391. Net unrealized appreciation is $28,279 based on a tax cost of $2,426,793.

♦	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
*	Denominated in USD unless otherwise noted.
**	Non-income producing security

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

Industry Classification	Percentage at March 31, 2006
Publishing	8.5%
Consumer Services	7.7%
Leisure Equipment	7.6%
Direct Marketing	5.8%
Building Products	5.8%
Environmental	5.4%
Media	5.2%
Chemicals	4.9%
Healthcare	4.5%
Manufacturing	4.5%
Agriculture	4.2%
Financial Services	4.0%
Broadcasting & Entertainment	3.6%
Electronics	3.2%
Consumer Products	2.9%
Buildings & Real Estate	2.6%
Business Services	2.5%
Industrial	2.5%
Consumer Finance	2.3%
Retail	1.9%
Grocery	1.9%
Infrastructure	1.7%
Machinery	1.4%
Logistics	1.3%
Equipment Rental	1.3%
Oil & Gas	1.3%
Vitamins, Supplements	1.0%
Market Research	0.5%

Total Investments	100.0%

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

Apollo Investment commenced operations on April 8, 2004 receiving net proceeds of $870.15 million from initial public offering selling 62,000,000 shares of its common stock at a price of $15.00 per share, less an underwriting discount and commissions totaling $0.9375 per share.

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

Our financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-K and Regulation S-X, as appropriate. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements have been included.

The significant accounting policies consistently followed by Apollo Investment are:

(a)	Security transactions are accounted for on the trade date;

(b)	investments for which market quotations are readily available are valued at such market quotations; debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by or under the direction of our Board of Directors. Subordinated debt, senior secured debt and other debt securities with maturities greater than 60 days are valued by an independent pricing service or at the mean between the bid and ask prices from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). With respect to certain private equity securities, each investment is valued by independent third party valuation firms using methods that may, among other measures and as applicable, include comparisons of financial ratios of the portfolio companies that issued such private equity securities to peer companies that are public. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate our private equity valuation. Because we expect that there is no readily available market value for many of the investments in our portfolio, we expect to value such investments at fair value as determined in good faith by or under the direction of our Board of Directors using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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

(c)	Investments purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates value.

(d)	Gains or losses on the sale of investments are calculated by using the specific identification method.

(e)	Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as interest income.

(f)	The Company intends to comply with the applicable provisions of the Internal Revenue Code of 1986, as amended, pertaining to regulated investment companies to make distributions of taxable income sufficient to relieve it from substantially all Federal income taxes. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. The Company will accrue excise tax on estimated excess taxable income as required.

(g)	Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from accounting principles generally accepted in the United States of America; accordingly, at March 31, 2007, $8,687 was reclassified on our balance sheet between distributions in excess of net investment income and accumulated net realized gain and $1,099 was reclassified on our balance sheet between distributions in excess of net investment income and paid-in capital in excess of par. Total earnings and net asset value is not affected;

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

(h)	Dividends and distributions to common stockholders are recorded as of record date. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually.

(i)	The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included with the net realized and unrealized gain or loss from investments. The Company’s investments in foreign securities may involve certain risks such as foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments and therefore the earnings of the Company.

(j)	The Company may enter into forward exchange contracts in order to hedge against foreign currency risk. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled.

(k)	The Company records origination expenses related to its multi-currency credit facility as prepaid assets. These expenses are deferred and amortized using the straight-line method over the stated life of the facility.

(l)	The Company records registration expenses related to Shelf filings as prepaid assets. These expenses are charged as a reduction of capital upon utilization, in accordance with Section 8.24 of the AICPA Audit and Accounting Guide for Investment Companies.

(m)	Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, are likely to remain current.

(n)	In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes. FIN 48 is effective for financial statements issued for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. We are continuing to review FIN 48 to determine if it will have a material impact on the Company’s financial condition or results of operations. At this time, we do not believe that the Interpretation will have a material impact on the Company’s financial condition or results of operations.

(o)	In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements, which clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Adoption of SFAS 157 requires the use of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. At this time, the Company is in the process of reviewing the Standard against its current valuation policies to determine future applicability.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

Note 3. Agreements

Apollo Investment has an Investment Advisory and Management Agreement with the Investment Adviser, Apollo Investment Management, L.P., under which the Investment Adviser, subject to the overall supervision of Apollo Investment’s Board of Directors, will manage the day-to-day operations of, and provide investment advisory services to, Apollo Investment. For providing these services, the Investment Adviser receives a fee from Apollo Investment, consisting of two components—a base management fee and an incentive fee. The base management fee is determined by taking the average value of Apollo Investment’s gross assets at the end of the two most recently completed calendar quarters calculated at an annual rate of 2.00%. The incentive fee has two parts, as follows: one part is calculated and payable quarterly in arrears based on Apollo Investment’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus Apollo Investment’s operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income does not include any realized capital gains computed net of all realized capital losses and unrealized capital depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of Apollo Investment’s net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7% annualized). Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 2% base management fee. Apollo Investment pays the Investment Adviser an incentive fee with respect to Apollo Investment’s pre-incentive fee net investment income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which Apollo Investment’s pre-incentive fee net investment income does not exceed the hurdle rate; (2) 100% of Apollo Investment’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter; and (3) 20% of the amount of Apollo Investment’s pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are appropriately pro rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Management Agreement, as-of the termination date), commencing on December 31, 2004, and will equal 20% of Apollo Investment’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the advisor.

For the fiscal years ended March 31, 2007, 2006 and the period April 8, 2004 (commencement of operations) through March 31, 2005, the Investment Adviser received $40,569, $23,408 and $17,315, respectively, in base investment advisory and management fees and $36,646, $22,285 and $0, respectively, in performance-based net investment income incentive fees from Apollo Investment. At March 31, 2007, the Company has also accrued $21,266 in a net realized capital gains based incentive fee. The amount actually payable by the Company will be determined as-of the end of the calendar year. The Company has not paid any net realized capital gain based incentive fees for the fiscal years ended March 31, 2007, March 31, 2006 and the period April 8, 2004 (commencement of operations) through March 31, 2005.

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

For the fiscal year ended March 31, 2007, 2006 and the period April 8, 2004 (commencement of operations) through March 31, 2005, the Administrator was reimbursed $2,237, $1,017 and $674, respectively, from Apollo Investment on the $2,437, $1,470 and $988, respectively, of expenses accrued under the Administration Agreement.

On April 14, 2005, Apollo Investment entered into an $800 million Senior Secured Revolving Credit Agreement (the “Facility”), among Apollo Investment, the lenders party thereto and JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent for the lenders. Effective December 29, 2005, lenders provided additional commitments in the amount of $100 million, increasing the total facility size to $900 million on the same terms and conditions as the existing commitments. On March 31, 2006, Apollo Investment Corporation amended and restated its $900 million senior secured, multi-currency, revolving credit facility due April 14, 2010. The amended Facility increased total commitments outstanding to $1.25 billion and extended the maturity date to April 13, 2011. The amended Facility also permits Apollo to seek additional commitments from new and existing lenders in the future, up to an aggregate amount not to exceed $2 billion. In February 2007, Apollo Investment increased total commitments to $1.7 billion under the Facility with the same terms. Pricing remains at 100 basis points over LIBOR. The Facility is used to supplement Apollo’s equity capital to make additional portfolio investments and for general corporate purposes. From time to time, certain of the lenders provide customary commercial and investment banking services to affiliates of Apollo Investment. JPMorgan also serves as custodian and fund accounting agent for Apollo Investment.

Note 4. Net Asset Value Per Share

At March 31, 2007, the Company’s total net assets and net asset value per share were $1,849,748 and $17.87, respectively. This compares to total net assets and net asset value per share at March 31, 2006 of $1,229,855 and $15.15, respectively.

Note 5. Earnings Per Share

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations for the years ended March 31, 2007, 2006 and the period April 8, 2004 (commencement of operations) through March 31, 2005, respectively:

	Year Ended March 31, 2007	Year Ended March 31, 2006	April 8, 2004* through March 31, 2005
Numerator for increase in net assets per share:	$312,166	$120,387	$44,145
Denominator for basic and diluted weighted average shares:	85,791,821	63,467,534	62,094,675

Basic and diluted net increase in net assets per share resulting from operations:	$3.64	$1.90	$0.71

*	Commencement of Operations

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

Note 6. Investments

Investments and cash equivalents consisted of the following as of March 31, 2007 and March 31, 2006.

	March 31, 2007		March 31, 2006
	Cost	Fair Value	Cost	Fair Value
Subordinated Debt/Corporate Notes	$1,385,323	$1,433,603	$928,478	$936,953
Preferred Equity	97,976	98,297	35,505	36,318
Common Equity/Partnership Interests	120,134	189,768	85,510	108,845
Warrants	3,514	11,416	—	—
Bank Debt/Senior Secured Loans	637,453	615,897	470,532	474,582
Cash Equivalents	1,089,792	1,089,792	898,374	898,374

Totals	$3,334,192	$3,438,773	$2,418,399	$2,455,072

Note 7. Foreign Currency Transactions and Translations

At March 31, 2007, the Company had outstanding non-US borrowings on its $1.7 billion multicurrency revolving credit facility denominated in euros, pounds sterling, and Canadian dollars. Unrealized appreciation or depreciation on these outstanding borrowings is indicated in the table below:

Foreign Currency	Local Currency		Original Borrowing Cost	Current Value	Reset Date	Unrealized Appreciation (Depreciation)
Euro		€1,000	$1,330	$1,331	4/23/2007	$(1)
Canadian Dollar	C$	29,700	25,161	25,744	5/16/2007	(583)
Euro		€58,050	74,664	77,273	5/21/2007	(2,609)
Euro		€42,500	56,599	56,574	5/21/2007	25
Euro		€45,525	55,071	60,601	5/22/2007	(5,530)
Euro		€25,061	30,246	33,360	5/29/2007	(3,114)
Canadian Dollar	C$	23,000	19,684	19,937	5/29/2007	(253)
Canadian Dollar	C$	22,500	19,189	19,503	6/20/2007	(314)
British Pound		£6,750	13,265	13,239	6/23/2007	26

			$295,209	$307,562		$(12,353)

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

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

At March 31, 2006, the Company had outstanding non-US borrowings on its $1.25 billion multicurrency revolving credit facility denominated in euros, pounds sterling, and Canadian dollars. Unrealized appreciation on these outstanding borrowings is indicated in the table below:

Foreign Currency	Local Currency		Original Borrowing Cost	Current Value	Reset Date	Unrealized Unrealized Appreciation (Depreciation)
Euro		€17,500	$21,178	$21,178	4/7/2006	$0
Euro		€10,090	12,489	12,210	4/11/2006	279
Euro		€15,000	18,141	18,152	4/20/2006	(11)
Euro		€25,061	30,246	30,328	4/24/2006	(82)
Euro		€20,022	24,888	24,229	6/6/2006	659
Pounds Sterling		£13,000	23,916	22,549	6/7/2006	1,367
Euro		€2,500	3,001	3,025	6/16/2006	(24)
Euro		€45,525	55,070	55,092	6/20/2006	(22)
Canadian Dollar	C$	23,000	19,684	19,715	6/23/2006	(31)
Euro		€22,000	26,437	26,623	6/27/2006	(186)

			$235,050	$233,101		$1,949

Note 8. Expense Offset Arrangement

The Company benefits from an expense offset arrangement with JPMorgan Chase Bank, N.A. (“custodian bank”) whereby the Company earns credits on any uninvested US dollar cash balances held by the custodian bank. These credits are applied by the custodian bank as a reduction of the monthly custody fees charged to the Company. The total amount of credits earned during the years ended March 31, 2007, 2006, and 2005 are $128, $50, and $0, respectively.

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

Note 10. Repurchase Agreements

The Company enters into repurchase agreements as part of its investment program. The Company’s custodian takes possession of collateral pledged by the counterparty. The collateral is marked-to-market daily to ensure that the value, plus accrued interest, is at least equal to the repurchase price. In the event of default of the obligor to repurchase, the Company has the right to liquidate the collateral and apply the proceeds in satisfaction of the obligation. Under certain circumstances, in the event of default or bankruptcy by the counterparty to the agreement, realization and/or retention of the collateral or proceeds may be subject to legal proceedings. There were no repurchase agreements outstanding at March 31, 2007 or March 31, 2006.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

Note 11. Financial Highlights

The following is a schedule of financial highlights for the years ended March 31, 2007, 2006 and the period April 8, 2004 (commencement of operations) through March 31, 2005:

	Fiscal Year Ended March 31, 2007	Fiscal Year Ended March 31, 2006	April 8, 2004* through March 31, 2005
Per Share Data:
Net asset value, beginning of period	$15.15	$14.27	$14.06

Net investment income	1.49	1.41	0.41
Net realized and unrealized gain	2.11	0.49	0.31

Net increase in net assets resulting from operations	3.60	1.90	0.72
Dividends to shareholders (1)	(1.96)	(1.62)	(0.48)
Effect of anti-dilution	1.09	0.61	—
Offering costs	(0.01)	(0.01)	(0.03)

Net asset value at end of period	$17.87	$15.15	$14.27

Per share market value at end of period	$21.40	$17.81	$16.78
Total return (2)	31.70%	12.94%	15.32%
Shares outstanding at end of period	103,507,766	81,191,954	62,554,976

Ratio/Supplemental Data:
Net assets at end of period (in millions)	$1,849.7	$1,229.9	$892.9
Ratio of net investment income to average net assets	9.09%	9.89%	2.96	%(3)
Ratio of operating expenses to average net assets**	7.73%	5.64%	2.60	%(3)
Ratio of credit facility related expenses to average net assets	2.49%	1.44%	—

Ratio of total expenses to average net assets**	10.22%	7.08%	2.60	%(3)

Average debt outstanding	$580,209	$325,639 ***	$0
Average debt per share	$6.76	$5.10 ***	$0
Portfolio turnover ratio	43.8%	39.2%	14.7%

(1)	Dividends and distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under accounting principles generally accepted in the United States of America.
(2)	Total return is based on the change in market price per share during the respective periods. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan. Total return is not annualized.
(3)	Annualized for the period April 8, 2004 through March 31, 2005.

*	Commencement of operations
**	The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is 7.72% and 10.21%, respectively, at March 31, 2007, inclusive of the expense offset arrangement (see Note 8). At March 31, 2006, the ratios were 5.63% and 7.07%, respectively. At March 31, 2005, there was no expense offset arrangement.
***	Average debt outstanding and per share is calculated from July 8, 2005 (the date of the Company’s first borrowing from its revolving credit facility) through March 31, 2006, and average debt per share is calculated as average debt outstanding divided by the average shares outstanding during the period (in 000’s).

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

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2007	$492,312	$4,757	$—	N/A
Fiscal 2006	$323,852	$4,798	$—	N/A
Fiscal 2005	$0	$0	$—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented (in 000’s).
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, as senior securities are not registered for public trading.

Note 12. Credit Agreement and Borrowings

Under the terms of the amended and restated Credit Agreement dated March 31, 2006 (the “Facility”), the lenders agreed to extend credit to Apollo Investment in an aggregate principal or face amount not exceeding $1.25 billion at any one time outstanding. The amended Facility also permits Apollo to seek additional commitments from new and existing lenders in the future, up to an aggregate amount not to exceed $2 billion. In February 2007, we increased total commitments to $1.7 billion. The Facility is a five-year revolving facility (with a stated maturity date of April 14, 2011) and is secured by substantially all of the assets in Apollo Investment’s portfolio, including cash and cash equivalents. Pricing is set at 100 basis points over LIBOR. The Facility contains affirmative and restrictive covenants, including: (a) periodic financial reporting requirements, (b) maintaining minimum shareholders’ equity of the greater of (i) 40% of the total assets of Apollo Investment and its subsidiaries as at the last day of any fiscal quarter and (ii) the sum of (A) $300 million plus (B) 25% of the net proceeds from the sale of equity interests in Apollo Investment after the closing date of the Facility, (c) maintaining a ratio of total assets, less total liabilities (other than indebtedness) to total indebtedness, in each case of Apollo Investment and its subsidiaries, of not less than 2.0:1.0, (d) maintaining minimum liquidity, (e) limitations on the incurrence of additional indebtedness, (f) limitations on liens, (g) limitations on investments (other than in the ordinary course of Apollo Investment’s business), (h) limitations on mergers and disposition of assets (other than in the normal course of Apollo Investment’s business activities) and (i) limitations on the creation or existence of agreements that permit liens on properties of Apollo Investment’s subsidiaries. In addition to the asset coverage ratio described in clause (c) of the preceding sentence, borrowings under the Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in Apollo Investment’s portfolio. The Facility currently provides for the ability of Apollo Investment to seek additional commitments from lenders in an aggregate amount of up to $300 million. The Facility is used to supplement Apollo Investment’s equity capital to make additional portfolio investments and for other general corporate purposes.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

The average debt outstanding on the credit facility was $580,209 and $325,639 for the fiscal years ended March 31, 2007 and 2006, respectively. The maximum amount borrowed during the fiscal years ended March 31, 2007 and 2006 was $927,758 and $532,571, respectively. The remaining amount available under the facility was $1.208 billion at March 31, 2007.

At March 31, 2007, the Company was in compliance with all financial and operational covenants required by the Facility.

Note 13(a). Income Tax Information and Distributions to Shareholders

The tax character of dividends paid during the fiscal year ended March 31, 2007 was as follows:

Ordinary income	$136,637
Long-term capital gains	31,812

Total Dividends Paid	$168,449

As of March 31, 2007, the components of accumulated earnings on a tax basis were as follows:

Distributable long-term capital gains	$100,495
Other book/tax temporary differences	(4,357)
Unrealized appreciation	80,315	*

Total accumulated gains	$176,453

As of March 31, 2007, we had a post-October currency loss deferral of $4,256.

*	The difference between book-basis and tax-basis unrealized appreciation is primarily attributable to the receipt of upfront fees.

The tax character of dividends paid during the fiscal year ended March 31, 2006 was as follows:

Ordinary income	$98,530
Long-term capital gains	4,205

Total Dividends Paid	$102,735
As of March 31, 2006, the components of accumulated earnings on a tax basis were as follows:
Distributable ordinary income	$2,536
Other book/tax temporary differences	(1,144)
Unrealized appreciation	30,245	*

Total accumulated gains	$31,637

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

As of March 31, 2006, we had a post-October currency loss deferral of $992.

*	The difference between book-basis and tax-basis unrealized appreciation is attributable primarily to the receipt of upfront fees and the realization of the marked-to-market loss on our forward foreign currency contract.

The tax character of dividends paid during the fiscal year ended March 31, 2005 was as follows:

Ordinary income	$30,160

As of March 31, 2005, the components of accumulated earnings on a tax basis were as follows:

Distributable ordinary income	$1,471
Capital loss carryforward	(76	)*
Other book/tax temporary differences	271
Unrealized appreciation	12,861	**

Total accumulated gains	$14,527

*	On March 31, 2005, the Company had a net capital loss carryforward of $76, which expires in 2013. This amount will be available to offset like amounts of any future taxable gains.
**	The difference between book-basis and tax-basis unrealized appreciation is attributable primarily to the receipt of upfront fees.

Note 13(b). Other Tax Information (unaudited)

The percentage of ordinary income distributions paid during the fiscal year ended March 31, 2007 eligible for qualified dividend income treatment is 14.6%. The percentage of ordinary income distributions paid during the fiscal year ended March 31, 2007 eligible for the 70% dividends received deduction for corporate shareholders is 14.6%.

The percentage of ordinary income distributions paid during the fiscal year ended March 31, 2006 eligible for qualified dividend income treatment is 3.4%. The percentage of ordinary income distributions paid during the fiscal year ended March 31, 2006 eligible for the 70% dividends received deduction for corporate shareholders is 3.4%.

There was no dividend income for the fiscal year ended March 31, 2005.

Note 14. Significant Event

Apollo Investment is the sole limited partner of GS Prysmian Co-Invest L.P. (“GS Prysmian”), a limited partnership established under the laws of the Cayman Islands. Concurrent with our initial investment in GS Prysmian in September 2005, GS Prysmian acquired from certain investment funds affiliated with Goldman Sachs (the “GS Funds”) certain equity securities of an entity later renamed Prysmian (Lux) Sarl, a holding company that indirectly owns the equity securities of Prysmian Cables and Systems. Pursuant to a sale and purchase agreement dated as of January 24, 2007, along with the GS Funds, GS Prysmian agreed to sell its remaining equity securities it owned in Prysmian (Lux) Sarl to a newly created entity for cash and equity securities consideration totaling €85.6 million. This resulted in a $107.6 million realized capital gain and drove the accrual of the $21.3 million net realized capital gains based incentive fee expense included within our Statement of Operations.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

Note 15. Selected Quarterly Financial Data (unaudited)

Quarter Ended	Investment Income		Net Investment Income (Loss)		Net Realized And Unrealized Gain (Loss) on Assets		Net Increase In Net Assets From Operations
	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
March 31, 2007	75,255	0.76	21,728	0.22	81,039	0.82	102,767	1.04

December 31, 2006	71,071	0.87	38,034	0.46	18,943	0.23	56,977	0.69

September 30, 2006	63,914	0.78	33,812	0.41	47,454	0.58	81,266	1.00

June 30, 2006	55,861	0.69	31,744	0.39	39,412	0.49	71,156	0.88

March 31, 2006	42,453	0.65	22,652	0.35	19,619	0.30	42,271	0.65

December 31, 2005	37,567	0.60	20,554	0.33	12,992	0.20	33,546	0.53

September 30, 2005	35,013	0.56	20,693	0.33	10,316	0.16	31,009	0.49

June 30, 2005	37,793	0.60	25,244	0.41	(11,684)	(0.19)	13,560	0.22

Note 16. Commitments and Contingencies

On February 28, 2007, the Company entered into Senior Secured Term Loan agreements with Gray Wireline Service Inc., resulting in investments of $40 million in a First Out Term Loan and $70 million in a Second Out Term Loan. In connection with the transaction, the Company also committed to $27.5 million of additional delay draw commitments under the term loans subject to various contingencies and draw down tests.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per amounts)

Note 17. Subsequent Events

On April 16, 2007, a press release was issued announcing that Innkeepers USA Trust (NYSE: KPA) (“Innkeepers”), a hotel real estate investment trust (REIT) and a leading owner of upscale extended-stay hotel properties throughout the United States, including Residence Inns, Summerfield Suites and Hampton Inns, has entered into a definitive agreement to be acquired by Apollo Investment through an affiliate for $17.75 per share in cash, plus the assumption of Innkeepers indebtedness. In connection with such transaction, Apollo Investment made a commitment of up to $200 million in common and preferred equity and agreed to pay certain fee obligations of the purchaser under certain circumstances. The transaction is subject to the approval of the common shareholders of Innkeepers and other customary closing conditions and is expected to close in the second quarter of 2007. Apollo Investment along with Innkeepers and members of its Board of Trustees, has been named as a defendant in three class action complaints filed in Palm Beach County, Florida which, among other things, seek to enjoin the Innkeepers transaction and an award of damages from the defendants. The complaints allege breach of fiduciary duty by the Innkeepers Board of Trustees in connection with its approval of the acquisition agreement and that Apollo Investment aided and abetted in such alleged breaches.

Counsel for the parties to these three actions have reached an agreement in principle, expressed in a memorandum of understanding, providing for the settlement of the suits subject to Florida court approval and on terms and conditions that include, among other things, (i) certain supplemental disclosure in a Proxy Statement issued by Innkeepers, and (ii) in the event that any break-up fee becomes due and payable by Innkeepers, an agreement by an affiliate of Apollo Investment to waive $3.4 million of such break-up fee. Subject to court approval of the settlement, counsel for the purported class will apply to the court for reimbursement of its fees and expenses incurred in connection with the action.

Apollo Investment is the sole limited partner of GS Prysmian Co-Invest L.P, (“GS Prysmian”), a limited partnership established under the laws of the Cayman Islands. Apollo Investment, through its limited partnership interest in GS Prysmian, indirectly owns approximately 4% of the common shares of Prysmian SpA (PRY. MI) (“Prysmian”), which commenced trading publicly in Milan on May 3, 2007, at €15 per share (for a total implied equity capitalization of approximately €2.7 billion as of May 3, 2007). Based on the IPO price, Apollo Investment’s position in GS Prysmian Co-Invest LP. is valued at approximately €114 million. Apollo Investment’s shares in Prysmian owned through GS Prysmian are subject to a 180-day lock-up arrangement. After the 180-day lock-up period expires, the GS Prysmian partnership will dissolve and Apollo Investment will own its shares in Prysmian directly.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2007 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting, which appears on page 32 of this Form 10-K, is incorporated by reference herein.

(c) Attestation Report of the Independent Registered Public Accounting Firm

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which is set forth above under the heading “Report of Independent Registered Public Accounting Firm” in Item 8.

(d) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financing reporting that occurred during the fourth fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

MANAGEMENT

Our business and affairs are managed under the direction of our board of directors. The board of directors currently consists of six members, five of whom are not “interested persons” of Apollo Investment as defined in Section 2(a)(19) of the 1940 Act. We refer to these individuals as our independent directors. Our board of directors elects our officers, who serve at the discretion of the board of directors.

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

Directors

Information regarding the board of directors is as follows:

Name	Age	Position	Director Since	Expiration of Term
Interested Directors

John J. Hannan	54	Chairman of the Board and Chief Executive Officer	2004	2009

Independent Directors*

Carl Spielvogel	78	Director	2004	2008

Elliot Stein, Jr.	58	Director	2004	2007

Gerald Tsai, Jr.	78	Director	2004	2009

Bradley J. Wechsler	55	Director	2004	2007

*	Effective as of April 17, 2007, Claudine B. Malone (Age 69) became a Director. Her term will expire in 2008.

The address for each director is c/o Apollo Investment Corporation, 9 West 57th Street, New York, NY 10019.

Executive officers who are not directors

Information regarding our executive officers who are not directors is as follows:

Name	Age	Position
James C. Zelter	45	President and Chief Operating Officer

Richard L. Peteka	45	Chief Financial Officer and Treasurer

Patrick J. Dalton	38	Executive Vice President

Edward Tam	38	Executive Vice President

John J. Suydam	47	Vice President and Chief Legal Officer

Gordon E. Swartz	60	Chief Compliance Officer and Secretary

The address for each executive officer is c/o Apollo Investment Corporation, 9 West 57th Street, New York, NY 10019.

Biographical information

Directors

Our directors have been divided into two groups—interested directors and independent directors. Interested directors are interested persons as defined in the 1940 Act.

Independent directors

Claudine B. Malone (69) Director. Ms. Malone became director of Apollo Investment on April 17, 2007. Ms. Malone is the President and Chief Executive Officer of Financial & Management Consulting Inc. of McLean, Virginia. She also currently serves as a director of Hasbro Inc., Novell, Inc. and Aviva Life Insurance Company (USA). Previously, Ms. Malone was Chairman of the Board of the Federal Reserve Bank of Richmond from 1996 to 1999. She served as a visiting professor at the Colgate-Darden Business School of the University of Virginia from 1984 to 1987, an adjunct professor of the School of Business Administration at Georgetown University from 1982 to 1984 and an assistant and associate professor at the Harvard Graduate School of Business Administration from 1972 to 1981.

Carl Spielvogel (78) Director. Ambassador Spielvogel became a director of Apollo Investment in March 2004. Amb. Spielvogel has been Chairman and Chief Executive Officer of Carl Spielvogel Associates, Inc., an international management and counseling company, from 1997 to 2000, and from 2001 to present. In 2000-2001, Amb. Spielvogel served as U.S. Ambassador to the Slovak Republic, based in Bratislava, Slovakia. From 1994 to 1997, Amb. Spielvogel was Chairman and Chief Executive Officer of the United Auto Group, Inc., one of the first publicly-owned auto dealership groups. Earlier, Amb. Spielvogel was Chairman and Chief Executive Officer of Backer Spielvogel Bates Worldwide, a global marketing communications company from 1985 to 1994. Amb. Spielvogel currently is a director of the Interactive Data Corporation, Inc. He is also a trustee to the Metropolitan Museum of Art; a member of the board of Trustees and Chairman of the Business Council of the Asia Society; a member of the board of trustees of Lincoln Center for the Performing Arts; a member of the Council on Foreign Relations, and a member of the board of trustees of the Institute for the Study of Europe, at Columbia University, and a member of the Executive Committee of the Council of American Ambassadors.

Elliot Stein, Jr. (58) Director. Mr. Stein became a director of Apollo Investment in March 2004. Mr. Stein has served as chairman of Caribbean International News Corporation since 1985. He is also a managing director of Commonwealth Capital Partners as well as various private companies including VTG Holdings Inc. and Cloud Solutions LLC. Mr. Stein is a trustee of Claremont Graduate University and the New School University and is a member of the Board of Councilors of the Annenberg School of Communications at the University of Southern California. He is a member of the Council on Foreign Relations.

Gerald Tsai, Jr. (78) Director. Mr. Tsai became a director of Apollo Investment in March 2004. Mr. Tsai was elected chairman of the Board of Sequa Corporation on January 3, 2007 and is a private investor. He also currently serves on other boards of directors including Zenith National Insurance Corp., Triarc Companies, Inc. and United Rentals, Inc., as well as director emeritus of Saks Incorporated. Previously, Mr. Tsai was chairman of the board, president and Chief Executive Officer of Delta Life Corporation from 1993 to 1997. He also joined Primerica Corporation in 1982 and served in various positions until 1988, the latest as chairman of the board and Chief Executive Officer. Mr. Tsai currently serves as a trustee of NYU Hospitals Center and New York University School of Medicine Foundation.

Bradley J. Wechsler (55) Director. Mr. Wechsler became a director of Apollo Investment in April 2004. Mr. Wechsler has been the Co-Chairman and Co-Chief Executive Officer of IMAX Corporation since May, 1996. Previously Mr. Wechsler has had several executive positions in the entertainment industry and was a partner in the entertainment and media practice for a New York-based investment bank. Mr. Wechsler is a Vice-Chairman of the board of the NYU Hospital and Medical Center, a member of the Executive Committee and chairs its Finance Committee. In addition, he sits on the boards of The American Museum of the Moving Image, the Ethical Culture Fieldston Schools and Math for America.

Interested directors

John J. Hannan (54) Chairman of the Board, Chief Executive Officer and Director of Apollo Investment. Mr. Hannan became a director of Apollo in March 2004 and was elected our Chief Executive Officer in February 2006 and Chairman of the Board of Directors in August 2006. Mr. Hannan, a managing partner of Apollo Investment Management, co-founded Apollo Management, L.P. in 1990 and Apollo Real Estate Advisors, L.P. (an investment manager affiliated with Apollo’s real estate investment funds) in 1993. Mr. Hannan serves on several boards of directors, including the board of Vail Resorts, Inc. and Goodman Global, Inc.

Executive officers who are not directors

James C. Zelter (45) President and Chief Operating Officer of Apollo Investment. Mr. Zelter joined Apollo in 2006. Prior to joining the firm, he was with Citigroup and its predecessor companies since 1994, and was responsible for the global expansion and strong financial performance of the Special Situations Investment Group, a proprietary investment group that he founded within Citigroup’s Fixed Income Division. From 2003 to 2005, Mr. Zelter was Chief Investment Officer of Citigroup Alternative Investment, and prior to that he was responsible for the firm’s global high yield and leveraged finance business.

Richard L. Peteka (45) Chief Financial Officer and Treasurer of Apollo Investment. Mr. Peteka joined Apollo Investment in June 2004 as its Chief Financial Officer and Treasurer. Prior to joining the firm, he was Chief Financial Officer and Treasurer of various closed-end and open-end registered investment companies for Citigroup Asset Management. He joined Citigroup Asset Management as a Director in July 1999.

Patrick J. Dalton (38) Executive Vice President of Apollo Investment. Mr. Dalton joined Apollo in June 2004 as a partner and as a member of Apollo Investment Management’s investment committee. Before joining Apollo, Mr. Dalton was a Vice President with Goldman, Sachs & Co.’s Principal Investment Area with a focus on mezzanine investing since 2000. From 1990 to 2000, Mr. Dalton was a Vice President with the Chase Manhattan Bank where he worked most recently in the Acquisition Finance Department.

Edward Tam (38) Executive Vice President of Apollo Investment. Mr. Tam joined Apollo in 2004 as a partner and as a member of Apollo Investment Management’s investment committee. Before joining Apollo, Mr. Tam joined DLJ Investment Partners, a mezzanine fund, in 1999 and was promoted to Director in 2002. Mr. Tam was in the corporate finance group at Donaldson Lufkin & Jenrette from 1991 to 1999.

John J. Suydam (47) Vice President and Chief Legal Officer of Apollo Investment. Mr. Suydam joined Apollo in 2006. From 2002 to 2006, Mr. Suydam was a partner at O’Melveny & Myers, where he served as head of Mergers & Acquisitions and co-head of the Corporate Department. Prior to that, Mr. Suydam served as Chairman of the law firm O’Sullivan, LLP, which specialized in representing private equity investors. Mr. Suydam serves on the Board of the Big Apple Circus.

Gordon E. Swartz (60) Chief Compliance Officer and Secretary of Apollo Investment. Mr. Swartz became the Chief Compliance Officer of Apollo Investment October 2004. Prior to joining Apollo Investment, Mr. Swartz was an Associate General Counsel of Citigroup Asset Management.

The Audit Committee

The Audit Committee operates pursuant to an Audit Committee Charter approved by the Board of Directors. The charter sets forth the responsibilities of the Audit Committee, which include selecting or retaining each year an independent registered public accounting firm (the “auditors”) to audit the accounts and records of the Company; reviewing and discussing with management and the auditors the annual audited financial statements of the Company, including disclosures made in management’s discussion and analysis, and recommending to the Board of Directors whether the audited financial statements should be included in the Company’s annual report on Form 10-K; reviewing and discussing with management and the auditors the Company’s quarterly financial statements prior to the filings of its quarterly reports on Form 10-Q; pre-approving the auditors’ engagement to render audit and/or permissible non-audit services; and evaluating the qualifications, performance and independence of the auditors. The Audit Committee is presently composed of four persons: Messrs. Spielvogel, Stein, Tsai, and Ms. Malone, all of whom are independent directors and are otherwise considered independent under the National Association of Securities Dealers’ listing standards (the “NASD Listing Standards”). The Company’s Board of Directors has determined that Mr. Tsai and Ms. Malone each is an “audit committee financial expert” as that term is defined under Item 401 of Regulation S-K under the Securities Exchange Act of 1934 (the “Exchange Act”). The Audit Committee Charter was attached as Appendix A to the Proxy Statement for the 2005 annual meeting of stockholders filed with the Securities and Exchange Commission (the “Commission”) on August 31, 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the Securities and Exchange Commission and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4 and 5 filed by such persons, the Company believes that during the fiscal year ended March 31, 2007, all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

Code of Conduct

We have adopted a code of conduct for all our directors and employees, including our Chief Executive Officer and Chief Financial Officer, as required under Item 406 of Regulation S-K under the Exchange Act and NASD Rule 4350 (n). The code of conduct is available on our website located at www.apolloic.com. You may read and copy the code of conduct at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on operations of the Public Reference Room by calling the SEC at (202) 942-8090. In addition, the code of conduct will be available on the EDGAR Database on the SEC Internet site at http://www.sec.gov. You may also obtain copies of the code of conduct, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing to the SEC’s Public Reference Section, 450 5th Street, NW, Washington, D.C. 20549.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Apollo Investment Corporation does not currently have any employees and does not expect to have any employees in the future. The executive officers of the company are either employees of our investment adviser, Apollo Investment Management (“adviser”) or our administrator, Apollo Investment Administration (“administrator”). The adviser and administrator provide necessary services to the business, pursuant to the terms of our investment advisory and management agreement and our administration agreement. Our day-to-day investment operations are managed by our investment adviser. Most of the services necessary for the origination and administration of our investment portfolio are provided by investment professionals employed by the adviser. In addition, we reimburse the administrator for our allocable portion of expenses incurred by it in performing its obligations under the administration agreement, including our allocable portion of the cost of our chief financial officer, chief compliance officer and their respective staffs.

Summary Compensation Table

The following table shows information regarding the compensation expected to be received by the independent directors and executive officers for the fiscal year ended March 31, 2007. No compensation is paid to directors who are “interested persons.”

Name	Aggregate compensation from Apollo Investment	Pension or retirement benefits accrued as part of our expenses (1)	Total compensation from Apollo Investment paid to director/officer
Independent directors*
Martin E. Franklin	$81,375	None	$81,375
Carl Spielvogel	117,125	None	117,125
Elliot Stein, Jr.	118,750	None	118,750
Gerald Tsai, Jr.	114,750	None	114,750
Bradley J. Wechsler	97,250	None	97,250

Interested directors
John J. Hannan	None	None	None

Executive Officers
Patrick J. Dalton	None	None	None
Richard L. Peteka(2)	None	None	None
John J. Suydam	None	None	None
Gordon E. Swartz(2)	None	None	None
Edward Tam	None	None	None
James C. Zelter	None	None	None

(1)	We do not have a profit sharing or retirement plan, and directors do not receive any pension or retirement benefits
(2)	Richard L. Peteka and Gordon E. Swartz are employees of Apollo Investment Administration.
*	Effective as of April 17, 2007, Claudine B. Malone (age 69) became a Director. Her term will expire in 2008. Martin E. Franklin resigned from the board on December 29, 2006.

The independent directors’ annual fee was increased from $75,000 to $100,000, effective as of January 1, 2007. They also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the Chairman of the Audit Committee receives an annual fee of $7,500 and each chairman of any other committee receives an annual fee of $2,500 for their additional services in these capacities. In addition, we purchase directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees paid in shares of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of March 31, 2007, there were no persons that owned 25% or more of our outstanding voting securities, and no person would be deemed to control us, as such term is defined in the 1940 Act.

The following table sets forth, as of March 31, 2007, each stockholder who owned more than 5% of our outstanding shares of common stock, each director, the chief executive officer, our executive officers and our directors and executive officers as a group. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power.

Our directors have been divided into two groups — interested directors and independent directors. Interested directors are “interested persons” as defined in the Investment Company Act of 1940.

The following table sets forth, as of March 31, 2007, certain ownership information with respect to our common stock for those persons who directly or indirectly own, control or hold with the power to vote, 5% or more of our outstanding common stock and all officers and directors, as a group. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power.

Name and address	Type of ownership (1)	Shares owned	Percentage of common stock outstanding

AIC Co-Investors LLC (2)	Beneficial	744,242	* %

All officers and directors as a group (11 persons)(3)	Beneficial		* %

*	Represents less than 1%.
(1)	All of our common stock is owned of record by Cede & Co., as nominee of the Depository Trust Company.
(2)	AIC Co-Investors LLC is a special purpose entity related to Apollo Investment Management. The address for AIC Co-Investors LLC is 9 West 57th Street, New York, NY 10019.
(3)	The address for all officers and directors is c/o Apollo Investment Corporation, 9 West 57th Street, New York, NY 10019.

The following table sets forth the dollar range of our equity securities beneficially owned through interests in Apollo Investment Management by each of our directors as of March 31, 2007. (We are not part of a “family of investment companies,” as that term is defined in the 1940 Act.)

Name of Director	Dollar Range of Equity Securities in Apollo Investment (1)
Independent Directors(2)
Carl Spielvogel	$50,001 – $100,000
Elliot Stein, Jr.	$50,001 – $100,000
Gerald Tsai, Jr.	$10,001 – $50,000
Bradley J. Wechsler	$100,001 –$500,000

Interested Directors and Executive Officers
John J. Hannan	$500,000 -$1,000,000	(3)

(1)	Dollar ranges are as follows: None, $1—$10,000, $10,001—$50,000, $50,001—$100,000, $100,001—$500,000, $500,001—$1,000,000 or over $1,000,000.
(2)	Effective as of April 17, 2007, Claudine B. Malone (age 69) became a Director. Her term will expire in 2008.
(3)	Reflects pecuniary interests in AIC Co-Investors LLC. Mr. Hannan disclaims beneficial ownership of shares held by AIC Co-Investors LLC.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We have entered into an investment advisory and management agreement with Apollo Investment Management. Our senior management and our chairman of the board of directors have ownership and financial interests in AIM. Members of our senior management also serve as principals of other investment managers affiliated with AIM that may in the future manage investment funds with investment objectives similar to ours. In addition, our executive officers and directors and the partners of our investment adviser, AIM, serve or may serve as officers, directors or principals of entities that operate in the same or related line of business as we do or of investment funds managed by our affiliates. Accordingly, we may not be given the opportunity to participate in certain investments made by investment funds managed by advisers affiliated with AIM. However, our investment adviser and other members of Apollo intend to allocate investment opportunities in a fair and equitable manner consistent with our investment objectives and strategies so that we are not disadvantaged in relation to any other client.

We have entered into a license agreement with Apollo, pursuant to which Apollo has agreed to grant us a non-exclusive, royalty-free license to use the name “Apollo.” In addition, pursuant to the terms of the administration agreement, Apollo Investment Administration provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. AIM, our investment adviser, is the sole member of and controls Apollo Investment Administration.

We make all investments subject to compliance with applicable regulations and interpretations and our allocation procedures.

The information relating to director independence is hereby incorporated by reference from our 2007 Proxy Statement under the caption “Certain Relationships and Transactions.”

Item 14. Principal Accountant Fees and Services

The audit committee of the board of directors selected PricewaterhouseCoopers LLP as independent auditors for the Company for the fiscal year ending March 31, 2007. PricewaterhouseCoopers LLP has confirmed that they are independent accountants with respect to the Company within the meaning of the Securities Acts administered by the Securities and Exchange Commission and the requirements of the Independence Standards Board.

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings. Fees incurred during the fiscal years ending March 31, 2007, March 31, 2006 and March 31, 2005 by Apollo Investment were $350,000, $350,000 and $105,000, respectively.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. Audit-related fees incurred by Apollo Investment during the fiscal years ending March 31, 2007, March 31, 2006 and March 31, 2005 were $28,100, $59,100 and $0, respectively.

Tax Services Fees: Tax services fees consist of fees billed for professional tax services. These services also include assistance regarding federal, state, and local tax compliance. Tax servicesfees incurred by Apollo Investment during the fiscal years ending March 31, 2007, March 31, 2006 and March 31, 2005 were $23,300, $0 and $10,000, respectively, which represented work related to preparation of tax returns, our RIC qualification, excise tax distribution requirements and form extensions.

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

Based on the Audit Committee’s discussion with management and the independent auditors, the Audit Committee’s review of the audited financial statements, the representations of management and the report of the independent auditors to the Audit Committee, the Audit Committee has recommended that the board of directors include the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 for filing with the Securities and Exchange Commission. The Audit Committee has also appointed PricewaterhouseCoopers LLP to serve as independent auditors for the year ended March 31, 2008.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements.

Refer to Item 8 above.

(a)(2)	Financial Statement Schedules

None.

(a)(3)	Exhibits

	3.1(a)	Articles of Amendment (1)

	3.1(b)	Articles of Amendment and Restatement (2)
	3.2(a)	Bylaws(2)
	3.2(b)	Amended and Restated Bylaws(3)
	4.1	Form of Stock Certificate(4)
	10.1	Investment Advisory Management Agreement between Registrant and Apollo Investment Management, L.P.(2)
	10.1(b)	Supplement to the Investment Advisory Management Agreement between Registrant and Apollo Investment Management, L.P.(3)
	10.2	Administration Agreement between Registrant and Apollo Investment Administration, LLC(2)
	10.3	Dividend Reinvestment Plan(4)
	10.4	Custodian Agreement(4)
	10.5	License Agreement between the Registrant and Apollo Management, L.P.(2)
	10.6	Form of Transfer Agency and Service Agreement(2)
	10.7	Amended and Restated Senior Secured Revolving Credit Agreement(5)
	11.1*	Statement regarding computation of per share earnings
	14.1	Code of Conduct(3)
	31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
	31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
	32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
	32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

*	Filed herewith.
(1)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 3 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on June 20, 2005.
(2)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 3 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on March 12, 2004.
(3)	Incorporated by reference from the Registrant’s Form 10-K, filed on June 12, 2006.
(4)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on March 12, 2004.
(5)	Incorporated by reference from the Registrant’s Form 8-K filed on April 4, 2006.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John J. Hannan John J. Hannan	Chairman of the Board, Chief Executive Officer, Director (principal executive officer)	May 29, 2007

/s/ Richard L. Peteka Richard L. Peteka	Chief Financial Officer and Treasurer (principal financial and accounting officer)	May 29, 2007

/s/ James C. Zelter James C. Zelter	President and Chief Operating Officer	May 29, 2007

/s/ Patrick J. Dalton Patrick J. Dalton	Executive Vice President	May 29, 2007

/s/ Edward Tam Edward Tam	Executive Vice President	May 29, 2007

/s/ Claudine B. Malone Claudine B. Malone	Director	May 29, 2007

/s/ Carl Spielvogel Carl Spielvogel	Director	May 29, 2007

/s/ Elliot Stein, Jr. Elliot Stein, Jr.	Director	May 29, 2007

/s/ Gerald Tsai, Jr. Gerald Tsai, Jr.	Director	May 29, 2007

/s/ Bradley J. Wechsler Bradley J. Wechsler	Director	May 29, 2007