Form 10-Q
period 2007-06-30
APOLLO INVESTMENT CORP
filed 2007-08-08
CIK 1278752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2007

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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of August 6, 2007 was 103,900,254.

APOLLO INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Apollo Investment”, “Company”, “AIC”, “Fund”, “we”, “us” and “our” refer to Apollo Investment Corporation unless the context otherwise states.

Item 1. Financial Statements

APOLLO INVESTMENT CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share amounts)

	June 30, 2007 (unaudited)	March 31, 2007
Assets
Non-controlled/non-affiliated investments, at value (cost - $2,426,379 and $2,244,400, respectively)	$2,680,884	$2,348,981
Controlled investments, at value (cost - $208,000 and $0, respectively)	208,000	—
Cash equivalents, at value (cost - $741,518 and $1,089,792, respectively)	741,517	1,089,792
Cash	36,089	7,326
Foreign currency (cost - $1,799 and $832, respectively)	1,800	834
Interest receivable	37,703	35,217
Receivable for investments sold	—	28,248
Dividends receivable	9,412	6,987
Prepaid expenses and other assets	6,150	5,833

Total assets	$3,721,555	$3,523,218

Liabilities
Payable for investments and cash equivalents purchased	$897,828	$1,134,561
Credit facility payable (see note 7)	791,384	492,312
Management and performance-based incentive fees payable (see note 3)	45,097	43,579
Interest payable	2,392	1,848
Interest purchased payable	356	—
Accrued administrative expenses	53	200
Other accrued expenses	1,130	970

Total liabilities	$1,738,240	$1,673,470

Net Assets
Common stock, par value $.001 per share, 400,000 and 400,000 common shares authorized, respectively, and 103,900 and 103,508 issued and outstanding, respectively	$104	$104
Paid-in capital in excess of par (see note 2g)	1,681,825	1,673,191
Distributions in excess of net investment income (see note 2g)	(14,313)	(16,283)
Accumulated net realized gain (see note 2g)	79,750	100,494
Net unrealized appreciation	235,949	92,242

Total Net Assets	$1,983,315	$1,849,748

Total liabilities and net assets	$3,721,555	$3,523,218

Net Asset Value Per Share	$19.09	$17.87

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share amounts)

	Three months ended
	June 30, 2007	June 30, 2006
INVESTMENT INCOME:
From non-controlled/non-affiliated investments:
Interest	$74,550	$49,023
Dividends	4,026	6,356
Other income	320	482
From controlled investments:
Dividends	50	—
Other income	10,000	—

Total investment income	88,946	55,861

EXPENSES:
Management fees	$12,996	$8,476
Performance-based incentive fees (see note 3)	10,835	7,936
Interest and other credit facility expenses	7,607	5,631
Administrative services expense	1,461	968
Other general and administrative expenses	1,350	1,118

Total expenses	34,249	24,129
Expense offset arrangement (see note 8)	(61)	(12)

Net expenses	34,188	24,117

Net investment income	$54,758	$31,744

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS AND FOREIGN CURRENCIES:
Net realized gain (loss):
Investments and cash equivalents	(17,000)	195
Foreign currencies	(3,743)	(3,203)

Net realized gain (loss)	(20,743)	(3,008)

Net change in unrealized gain (loss):
Investments and cash equivalents	149,922	55,490
Foreign currencies	(6,215)	(13,070)

Net change in unrealized gain (loss)	143,707	42,420

Net realized and unrealized gain (loss) from investments, cash equivalents and foreign currencies	122,964	39,412

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$177,722	$71,156

EARNINGS PER COMMON SHARE (see note 5)	$1.72	$0.88

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except shares)

	Three months ended June 30, 2007 (unaudited)	Year ended March 31, 2007
Increase in net assets from operations:
Net investment income	$54,758	$125,318
Net realized gains	(20,743)	132,882
Net change in unrealized gain	143,707	53,966

Net increase in net assets resulting from operations	177,722	312,166

Dividends and distributions to shareholders:	(52,789)	(168,449)

Capital share transactions:
Net proceeds from shares sold	—	443,605
Less offering costs	—	(986)
Reinvestment of dividends	8,634	33,557

Net increase in net assets from capital share transactions	8,634	476,176

Total increase in net assets:	133,567	619,893

Net assets at beginning of period	$1,849,748	$1,229,855

Net assets at end of period	$1,983,315	$1,849,748

Capital share activity:
Shares sold	—	20,700,000
Shares issued from reinvestment of dividends	392,488	1,615,812

Net increase in capital share activity	392,488	22,315,812

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three months ended
	June 30, 2007	June 30, 2006
Cash Flows from Operating Activities:
Net Increase in Net Assets Resulting from Operations	$177,722	$71,156
Adjustments to reconcile net increase:
Purchase of investment securities	(763,189)	(300,995)
Proceeds from disposition of investment securities	356,253	121,947
Decrease from foreign currency transactions	(3,743)	(3,203)
Increase in interest and dividends receivable	(4,957)	(2,966)
Decrease (increase) in prepaid expenses and other assets	(317)	1,269
Increase in management and performance-based incentive fee payable	1,517	3,562
Increase in interest payable	543	1,858
Increase (decrease) in accrued expenses	14	(1,006)
Decrease in payable for investments and cash equivalents purchased	(236,353)	(228,332)
Decrease in receivables for securities sold	28,248	17,261
Net change in unrealized appreciation on investments, cash equivalents, foreign currencies and other assets and liabilities	(143,707)	(42,420)
Net realized loss on investments and cash equivalents	20,744	3,008

Net Cash Used by Operating Activities	(567,225)	(358,861)

Cash Flows from Financing Activities:
Dividends paid in cash	(44,154)	(28,729)
Borrowings under credit facility	829,192	407,763
Repayments under credit facility	(536,357)	(209,500)

Net Cash Provided by Financing Activities	$248,681	$169,534

NET DECREASE IN CASH AND CASH EQUIVALENTS	($318,544)	($189,327)
Effect of exchange rates on cash balances	(1)	8
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,097,952	904,959

CASH AND CASH EQUIVALENTS, END OF PERIOD	$779,407	$715,640

Non-cash financing activities consist of the reinvestment of dividends totaling $8,634 and $7,807, respectively (in thousands).

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited)

June 30, 2007

(in thousands)

Investments in Non-Controlled/Non-Affiliated Portfolio Companies	Industry	Par Amount*	Cost	Fair Value (1)
Subordinated Debt/Corporate Notes – 80.8%
Advanstar, Inc., L+700, 11/30/15	Media	$20,198	$20,199	$20,299
Advantage Sales & Marketing, Inc., 12.00%, 3/29/14	Grocery	30,773	30,233	30,773
ALM Media Holdings, Inc., 13.00%, 3/15/13 ♦	Publishing	21,319	21,190	21,319
ALM Media Group Holdings, Inc., 13.00%, 3/2/15 ♦	Publishing	65,343	65,343	65,343
AMH Holdings II, Inc. (Associated Materials), 13.625%, 12/1/14 ♦	Building Products	48,539	47,673	48,539
API Heat Transfer, Inc., 13.75%, 12/31/12	Manufacturing	26,953	26,560	26,953
Applied Systems, Inc., 13.50%, 6/19/14	Business Services	22,000	21,896	22,055
Arbonne Intermediate Holdco Inc. (Natural Products Group LLC), 13.50%, 6/19/14	Direct Marketing	63,023	62,837	63,023
Associated Materials, Inc., 0% / 11.25%, 3/1/14	Building Products	43,415	28,386	32,290
BNY ConvergEx Group, LLC, 14.00%, 10/2/14	Business Services	15,075	15,075	15,075
Brenntag Holding GmbH & Co. KG, E+900, 1/25/16	Chemicals	€15,616	18,546	21,339
Collect America, Ltd., 13.50%, 8/5/12 ♦	Consumer Finance	$36,320	35,728	36,320
Delta Educational Systems, Inc., 14.00%, 5/12/13	Education	18,619	17,993	18,619
DSI Renal Inc., 14.00%, 4/7/14	Healthcare	10,249	10,249	10,249
Dura-Line Merger Sub, Inc., 13.25%, 9/22/14	Telecommunications	39,814	39,034	39,813
Eurofresh, Inc., 0% / 14.50%, 1/15/14 ♦	Agriculture	26,504	19,060	18,619
Eurofresh, Inc., 11.50%, 1/15/13 ♦	Agriculture	50,000	50,000	50,125
European Directories (DH5) B.V., 15.735%, 7/1/16	Publishing	€2,349	2,875	3,188
European Directories (DH7) B.V., E+950, 7/1/15	Publishing	€15,489	18,993	21,024
FleetPride Corporation, 11.50%, 10/1/14 ♦	Transportation	$47,500	47,500	48,687
FPC Holdings, Inc. (FleetPride Corporation), 0% / 14.00%, 6/30/15 ♦	Transportation	37,846	29,355	29,803
General Nutrition Centers, Inc., L+450, 3/15/14 ♦	Retail	23,000	22,654	22,569
Hub International Holdings, 10.25%, 6/15/15 ♦	Insurance	20,000	20,000	19,483
Infor Lux Bond Company (Infor Global), L+800, 9/2/14	Business Services	7,799	7,799	8,072
KAR Holdings, Inc., 10.00%, 5/1/15	Transportation	10,000	10,000	9,800
Language Line Holdings, Inc., 0% / 14.125%, 6/15/13	Business Services	27,678	21,995	22,973
Language Line Inc., 11.125%, 6/15/12	Business Services	27,081	26,829	28,926
Latham Manufacturing Corp., 14.00%, 12/30/12	Leisure Equipment	34,210	33,671	34,210
Lexicon Marketing (USA), Inc., 13.25%, 5/11/13	Direct Marketing	28,482	28,482	28,482

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2007

(in thousands)

	Industry	Par Amount*		Cost	Fair Value (1)
Subordinated Debt/Corporate Notes – (continued)
LVI Services, Inc., 15.25%, 11/16/12	Environmental		$43,647	$43,647	$43,647
MW Industries, Inc., 13.00%, 5/1/14	Manufacturing		60,000	58,865	60,000
Neff Corp., 10.00%, 6/1/15 ♦	Rental Equipment		10,000	10,000	10,008
Nielsen Finance LLC, 0% / 12.50%, 8/1/16 ♦	Market Research		61,000	35,209	43,043
OTC Investors Corporation (Oriental Trading Company), 13.50%, 1/31/15	Direct Marketing		21,380	21,380	21,380
PBM Holdings, Inc., 13.50%, 9/29/13	Beverage, Food & Tobacco		17,723	17,723	17,767
Playpower Holdings Inc., 15.50%, 12/31/12 ♦	Leisure Equipment		66,913	66,913	66,913
Plinius Investments II B.V. (Casema), E+925, 9/13/16	Cable TV		€16,879	21,881	22,955
Pro Mach Merger Sub, Inc., 12.50%, 6/15/12	Machinery		$14,489	14,276	14,489
QHB Holdings LLC (Quality Home Brands), 13.50%, 12/20/13	Consumer Products		40,129	39,167	40,129
RSA Holdings Corp. of Delaware (American Safety Razor), 13.50%, 7/31/15	Consumer Products		39,592	39,592	39,592
Safety Products Holdings LLC, 11.75%, 1/1/12 ♦	Manufacturing		30,370	29,942	31,964
Serpering Investments B.V. (Casema), E+925, 9/13/16	Cable TV		€15,639	19,629	21,379
Sigmakalon Holdco B.V., E+1000, 12/31/15	Chemicals		€50,321	61,402	70,340
TL Acquisitions, Inc. (Thomson Learning), 0% / 13.25%, 7/15/15 ♦	Education		$52,000	40,088	39,152
TL Acquisitions, Inc. (Thomson Learning), 10.50%, 1/15/15 ♦	Education		40,000	39,490	38,817
TP Financing 2, Ltd. (Travelex), GBP L+725, 4/1/15	Financial Services		£9,268	17,876	18,930
Varel Distribution Canada, Inc., 11.50%, 3/2/12	Oil & Gas	CAD$	22,299	18,860	20,963
Varel Holdings, Inc., 14.00%, 4/30/12	Oil & Gas		$19,197	17,584	19,197
Varel International Ind., L.P., 11.50%, 10/31/11	Oil & Gas		47,000	46,163	47,000
Varietal Distribution, 10.25%, 7/15/15	Distribution		15,000	15,000	15,006
Varietal Distribution, 10.75%, 6/30/17	Distribution		21,875	21,219	21,602
WDAC Intermediate Corp., E+600, 11/29/15	Publishing		€33,000	44,337	44,818
Yankee Acquisition Corp., 9.75%, 2/15/17	Retail		$17,000	16,970	16,469

Total Subordinated Debt/Corporate Notes				$1,557,368	$1,603,530

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2007

(in thousands, except shares)

	Industry	Shares	Cost	Fair Value (1)
Preferred Equity – 5.5%
DSI Holding Company, Inc. (DSI Renal Inc.), 15.00%, 10/7/14	Healthcare	32,500	$31,804	$32,500
Exco Resources, Inc., 7.00%/9.00% (Convertible)	Oil & Gas	975	9,750	11,603
Exco Resources, Inc., 11.00%, 4/15/11	Oil & Gas	4,025	40,250	47,897
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 13.50%, 5/12/14	Education	12,360	11,041	12,360
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 12.50% (Convertible)	Education	3,325	3,325	2,841
LVI Acquisition Corp. (LVI Services, Inc.), 14.00%	Environmental	1,875	1,875	112
Varietal Distribution Holdings, LLC, 8.00%	Distribution	3,097	3,097	3,097

Total Preferred Equity			$101,142	$110,410

Common Equity/Partnership Interests – 16.1%

A-D Conduit Holdings, LLC (Duraline)	Telecommunications	2,778	$2,778	$2,778
AHC Mezzanine LLC (Advanstar)	Media	10,000	10,000	10,315
CA Holding, Inc. (Collect America, Ltd.)	Consumer Finance	25,000	2,500	3,127
DTPI Holdings, Inc. (American Asphalt & Grading)**	Infrastructure	200,000	2,000	—
FSC Holdings Inc. (Hanley Wood LLC) **	Media	10,000	10,000	15,009
Garden Fresh Restaurant Holding, LLC **	Retail	50,000	5,000	7,754
Gray Energy Services, LLC Class H (Gray Wireline)	Oil & Gas	1,081	2,000	2,270
Gryphon Colleges Corporation (Delta Educational Systems, Inc.) **	Education	175	175	—
GS Prysmian Co-Invest L.P. (Prysmian Cables & Systems) (2,3)	Industrial		1,934	165,310
Latham International, Inc. (fka Latham Acquisition Corp.) **	Leisure Equipment	33,091	3,309	3,925
LM Acquisition Ltd. (Lexicon Marketing Inc.) **	Direct Marketing	10,000	10,000	14,198
LVI Acquisition Corp. (LVI Services, Inc.) **	Environmental	6,250	625	—
MEG Energy Corp. (4) **	Oil & Gas	1,718,388	44,718	66,232
Prism Business Media Holdings, LLC	Media	68	14,947	22,645
Pro Mach Co-Investment, LLC **	Machinery	150,000	1,500	2,505
Sorenson Communications Holdings, LLC Class A	Consumer Services	454,828	45	2,926
Varietal Distribution Holdings, LLC Class A	Distribution	28,028	28	28

Total Common Equity and Partnership Interests			$111,559	$319,022

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2007

(in thousands, except warrants)

	Industry	Warrants	Cost	Fair Value (1)
Warrants – 0.6%
DSI Holdings Company, Inc. (DSI Renal Inc.), Common **	Healthcare	5,011,327	—	$2,927
Fidji Luxco (BC) S.C.A., Common (FCI) (2) **	Electronics	48,769	$491	4,214
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Common **	Education	98	98	—
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class A-1 Preferred **	Education	459	459	528
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class B-1 Preferred **	Education	1,043	1,043	891
Varel Holdings, Inc.	Oil & Gas	40,060	1,423	2,875

Total Warrants			$3,514	$11,435

		Par Amount*
2nd Lien Bank Debt/Senior Secured Loans (5) – 32.1%
Advanstar Communications, Inc.	Media	$20,000	$20,000	$20,050
American Asphalt & Grading Co., 7/10/09	Infrastructure	28,490	28,490	9,971
BNY Convergex Group, LLC, 4/2/14	Business Services	50,000	49,766	50,469
C.H.I. Overhead Doors, Inc., 10/22/11	Building Products	15,000	15,027	15,075
Clean Earth, Inc., 10/14/11	Environmental	25,000	24,976	25,297
Dr. Leonard’s Healthcare Corp., 7/31/12	Direct Marketing	22,000	22,000	21,890
Dresser, Inc., 5/4/15	Industrial	60,000	60,000	60,412
Educate, Inc., 6/14/14	Education	10,000	10,000	10,038
Garden Fresh Restaurant Corp., 12/22/11	Retail	26,000	25,795	26,000
Generac Acquisition Corp., 5/10/14	Durable Consumer Products	10,000	10,121	9,513
Gray Wireline Service, Inc., 12.25%, 2/28/13	Oil & Gas	77,500	76,798	77,500
Infor Enterprise Solutions Holdings, Inc., Tranche B-1, 3/2/14	Business Services	5,000	5,000	5,050
Infor Enterprise Solutions Holdings, Inc., 3/2/14	Business Services	10,000	10,000	10,137
Infor Global Solutions European Finance S.á.R.L., 3/2/14	Business Services	€6,210	8,263	8,534
IPC Systems, Inc., 6/1/15	Telecommunications	25,000	25,000	24,812
Kronos, Inc., 6/11/15	Electronics	60,000	60,000	59,700
Quality Home Brands Holdings LLC, 6/20/13	Consumer Products	40,000	39,457	39,950
Sheridan Holdings, Inc., 6/15/15	Healthcare	60,000	60,000	59,550
Sorenson Communications, Inc., 2/18/14	Consumer Services	62,103	62,103	62,433

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2007

(in thousands, except shares)

	Industry	Par Amount*	Cost	Fair Value (1)
2nd Lien Bank Debt/Senior Secured Loans (5) – (continued)
Summit Business Media Intermediate Holding Company, Inc., 11/4/13	Media	$15,000	$15,000	$15,169
TransFirst Holdings, Inc., 6/15/15	Financial Services	25,000	25,000	24,937

Total 2nd Lien Bank Debt/Senior Secured Loans			$652,796	$636,487

Total Investments in Non-Controlled/Non-Affiliated Portfolio Companies – 135.1%			$2,426,379	$2,680,884

Investments in Controlled Portfolio Companies		Shares
Preferred Equity – 3.8%
Grand Prix Holdings, LLC Series A, 12.00% (Innkeepers USA)	Hotels, Motels, Inns & Gaming	2,989,431	74,736	74,736

Common Equity – 6.7%
Grand Prix Holdings, LLC (Innkeepers USA)	Hotels, Motels, Inns & Gaming	13,326,423	133,264	133,264

Total Investments in Controlled Portfolio Companies – 10.5%			$208,000	$208,000

Total Investments			$2,634,379	$2,888,884

		Par Amount*
Cash Equivalents – 37.4%
U.S. Treasury Bill, 4.68%, 9/27/07	Government	$750,000	$741,518	$741,517

Total Investments & Cash Equivalents —183.0% (6)			$3,375,897	$3,630,401

Liabilities in Excess of Other Assets – (83.0%)				(1,647,086)

Net Assets – 100.0%				$1,983,315

(1)	Fair value is determined by or under the direction of the Board of Directors of the Company (see Note 2).
(2)	Denominated in Euro (€).
(3)	The Company is the sole Limited Partner in GS Prysmian Co-Invest L.P.
(4)	Denominated in Canadian dollars.
(5)	Includes floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the LIBOR (London Inter-bank Offered Rate), EURIBOR (Euro Inter-bank Offered Rate), GBP LIBOR (London Inter-bank Offered Rate for British Pounds), or the prime rate. At June 30, 2007, the range of interest rates on floating rate bank debt was 10.36% - 14.11%.
(6)	Aggregate gross unrealized appreciation for federal income tax purposes is $273,082; aggregate gross unrealized depreciation for federal income tax purposes is $28,975. Net unrealized appreciation is $244,107 based on a tax cost of $3,386,294.
♦	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
*	Denominated in USD unless otherwise noted.
**	Non-income producing security

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

Industry Classification	Percentage at June 30, 2007
Oil & Gas	10.2%
Industrial	7.8%
Hotels, Motels, Inns and Gaming	7.2%
Business Services	5.9%
Publishing	5.4%
Direct Marketing	5.2%
Education	4.3%
Consumer Products	4.1%
Manufacturing	4.1%
Healthcare	3.6%
Leisure Equipment	3.6%
Media	3.6%
Building Products	3.3%
Chemicals	3.2%
Transportation	3.1%
Retail	2.5%
Environmental	2.4%
Agriculture	2.4%
Telecommunications	2.3%
Consumer Services	2.3%
Electronics	2.2%
Cable TV	1.5%
Financial Services	1.5%
Market Research	1.5%
Distribution	1.4%
Consumer Finance	1.4%
Grocery	1.1%
Insurance	0.7%
Beverage, Food, & Tobacco	0.6%
Machinery	0.6%
Rental Equipment	0.4%
Infrastructure	0.3%
Durable Consumer Products	0.3%

Total Investments	100.0%

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

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2007

(in thousands)

	Industry	Par Amount*		Cost	Fair Value (2)
Subordinated Debt/Corporate Notes – (continued)
Nielsen Finance LLC, 0% / 12.50%, 8/1/16 ♦	Market Research		$61,000	$34,678	42,776
OTC Investors Corporation (Oriental Trading Company), 13.50%, 1/31/15	Direct Marketing		21,380	21,380	21,380
PBM Holdings, Inc., 13.50%, 9/29/13	Beverage, Food & Tobacco		17,723	17,723	17,723
Playpower Holdings Inc., 15.50%, 12/31/12 ♦	Leisure Equipment		62,100	62,100	62,100
Plinius Investments II B.V. (Casema), E+925, 9/13/16	Cable TV		€16,879	21,880	23,006
Pro Mach Merger Sub, Inc., 12.50%, 6/15/12	Machinery		14,471	14,251	14,471
QHB Holdings LLC (Quality Home Brands), 13.50%, 12/20/13	Consumer Products		38,819	37,835	38,819
RSA Holdings Corp. of Delaware (American Safety Razor), 13.50%, 7/31/15	Consumer Products		38,286	38,286	38,286
Safety Products Holdings LLC, 11.75%, 1/1/12 ♦	Manufacturing		30,370	29,927	32,514
SCI Holdings, Inc. (Sorenson Communications), L+900, 8/18/14	Consumer Services		18,572	18,161	18,804
Serpering Investments B.V. (Casema), E+925, 9/13/16	Cable TV		€15,639	19,629	21,427
Sigmakalon Holdco B.V., E+1000, 12/31/15	Chemicals		€50,321	61,402	69,330
TP Financing 2, Ltd. (Travelex), GBP L+725, 4/1/15	Financial Services		£9,250	17,837	18,222
Varel Distribution Canada, Inc., 11.50%, 3/2/12	Oil & Gas	CAD$	22,299	18,845	19,329
Varel Holdings, Inc., 14.00%, 4/30/12	Oil & Gas		$19,197	17,524	19,197
Varel International Ind., L.P., 11.50%, 10/31/11	Oil & Gas		47,000	46,126	47,000
WDAC Intermediate Corp., 13.75%, 6/1/15	Publishing		€42,962	56,824	57,999

Total Subordinated Debt/Corporate Notes				$1,385,323	$1,433,603

		Shares
Preferred Equity – 5.3%
DSI Holding Company, Inc. (DSI Renal Inc.), 15.00%, 10/7/14	Healthcare		32,500	$31,781	$32,500
Exco Resources, Inc., 7.00%/9.00% (Convertible)	Oil & Gas		975	9,750	9,750
Exco Resources, Inc., 11.00%, 4/15/11	Oil & Gas		4,025	40,250	40,250
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 13.50%, 5/12/14	Education		12,360	10,995	12,360
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 12.50% (Convertible)	Education		3,325	3,325	3,325
LVI Acquisition Corp. (LVI Services, Inc.), 14.00%	Environmental		1,875	1,875	112

Total Preferred Equity				$97,976	$98,297

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2007

(in thousands, except shares/warrants)

	Industry	Shares	Cost	Fair Value (2)
Common Equity/Partnership Interests – 10.3%
A-D Conduit Holdings, LLC (Duraline)	Telecommunications	2,778	$2,778	$2,778
CA Holding, Inc. (Collect America, Ltd.)	Consumer Finance	25,000	2,500	3,306
DTPI Holdings, Inc. (American Asphalt & Grading)**	Infrastructure	200,000	2,000	—
FSC Holdings Inc. (Hanley Wood LLC)**	Media	10,000	10,000	14,868
Garden Fresh Restaurant Holding, LLC**	Retail	50,000	5,000	7,654
Gray Energy Services, LLC Class H (Gray Wireline)	Oil & Gas	1,081	2,000	2,000
Gryphon Colleges Corporation (Delta Educational Systems, Inc.)	Education	175	175	33
GS Prysmian Co-Invest L.P. (Prysmian Cables & Systems) (3,4)	Industrial		20,434	66,312
Latham International, Inc. (fka Latham Acquisition Corp.) **	Leisure Equipment	33,091	3,309	4,479
LM Acquisition Ltd. (Lexicon Marketing Inc.)	Direct Marketing	10,000	10,000	17,874
LVI Acquisition Corp. (LVI Services, Inc.)**	Environmental	6,250	625	—
MEG Energy Corp. (5) **	Oil & Gas	1,718,388	44,718	49,899
Prism Business Media Holdings, LLC	Media	68	15,050	15,050
Pro Mach Co-Investment, LLC**	Machinery	150,000	1,500	2,751
Sorenson Communications Holdings, LLC Class A	Consumer Services	454,828	45	2,764

Total Common Equity and Partnership Interests			$120,134	$189,768

		Warrants
Warrants – 0.6%
DSI Holdings Company, Inc. (DSI Renal Inc.), Common	Healthcare	5,011,327	—	$2,235
Fidji Luxco (BC) S.C.A., Common (FCI) (3)	Electronics	48,769	$491	4,193
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Common	Education	98	98	18
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class A-1 Preferred	Education	459	459	513
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class B-1 Preferred	Education	1,043	1,043	1,163
Varel Holdings, Inc.	Oil & Gas	40,060	1,423	3,294

Total Warrants			$3,514	$11,416

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

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2007

(in thousands)

	Industry	Par Amount*	Cost	Fair Value (2)
Cash Equivalents – 58.9%
U.S. Treasury Bill, 5.05%, 5/3/07	Government	$400,000	$398,287	$398,287
U.S. Treasury Bill, 4.905%, 6/28/07	Government	475,000	469,375	469,375
U.S. Treasury Bill, 4.905%, 7/5/07	Government	225,000	222,130	222,130

Total Cash Equivalents			$1,089,792	$1,089,792

Total Investments & Cash Equivalents - 185.9% (7)			$3,334,192	$3,438,773
Liabilities in excess of other assets – (85.9%)				(1,589,025)

Net Assets – 100.0%				$1,849,748

(1)	None of our portfolio companies is controlled or affiliated as defined by the Investment Company Act of 1940.
(2)	Fair value is determined by or under the direction of the Board of Directors of the Company (see Note 2).
(3)	Denominated in Euro (€).
(4)	The Company is the sole Limited Partner in GS Prysmian Co-Invest L.P.
(5)	Denominated in Canadian dollars.
(6)	Represent floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the LIBOR (London Inter-bank Offered Rate), EURIBOR (Euro Inter-bank Offered Rate), GBP LIBOR (London Inter-bank Offered Rate for British Pounds), or the prime rate. At March 31, 2007, the range of interest rates on floating rate bank debt was 8.61% - 14.10%.
(7)	Aggregate gross unrealized appreciation for federal income tax purposes is $130,991; aggregate gross unrealized depreciation for federal income tax purposes is $38,383. Net unrealized appreciation is $92,608 based on a tax cost of $3,346,165.
♦	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
*	Denominated in USD unless otherwise noted.
**	Non-income producing security
***	Non-accrual status

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

Industry Classification	Percentage at March 31, 2007
Oil & Gas	12.8%
Business Services	8.0%
Consumer Services	7.2%
Publishing	7.0%
Direct Marketing	6.3%
Manufacturing	5.1%
Consumer Products	5.0%
Leisure Equipment	4.3%
Building Products	4.0%
Chemicals	3.9%
Transportation	3.3%
Healthcare	3.2%
Environmental	2.9%
Industrial	2.8%
Agriculture	2.8%
Broadcasting & Entertainment	2.5%
Media	2.3%
Retail	2.1%
Cable TV	1.9%
Market Research	1.8%
Telecommunications	1.8%
Consumer Finance	1.7%
Education	1.5%
Grocery	1.3%
Hotels, Motels, Inns and Gaming	0.9%
Financial Services	0.8%
Beverage, Food, & Tobacco	0.8%
Machinery	0.7%
Infrastructure	0.7%
Durable Consumer Products	0.4%
Electronics	0.2%

Total Investments	100.0%

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

The significant accounting policies consistently followed by Apollo Investment are:

(a)	Security transactions are accounted for on the trade date;

(b)	Investments for which market quotations are readily available are valued at such market quotations if they are deemed to represent fair value; debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by or under the direction of our Board of Directors. Subordinated debt, senior secured debt and other debt securities with maturities greater than 60 days are valued by an independent pricing service, at the mean between the bid and ask prices from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer) or by an independent third party valuation firm. With respect to certain private equity securities, each investment is valued by independent third party valuation firms using methods that may, among other measures and as applicable, include comparisons of financial ratios of the portfolio companies that issued such private equity securities to peer companies that are public. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate our private equity valuation. Because we expect that there is no readily available market value for many of the investments in our portfolio, we expect to value such investments at fair value as determined in good faith by or under the direction of our Board of Directors using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

With respect to investments for which market quotations are not readily available or when such market quotations are not deemed to represent fair value, our board of directors has approved a multi-step valuation process each quarter, as described below:

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

(c)	Investments purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates value.

(d)	Gains or losses on the sale of investments are calculated by using the specific identification method.

(e)	Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination and/or commitment fees associated with debt investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination and/or commitment fees are recorded as interest income. Structuring fees are recorded as other income when earned.

(f)	The Company intends to comply with the applicable provisions of the Internal Revenue Code of 1986, as amended, pertaining to regulated investment companies to make distributions of taxable income sufficient to relieve it from substantially all Federal income taxes. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. The Company will accrue excise tax on estimated excess taxable income as required.

(g)	Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified among the Company’s capital accounts annually. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from accounting principles generally accepted in the United States of America.

(h)	Dividends and distributions to common stockholders are recorded as of record date. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

(i)	The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included with the net realized and unrealized gain or loss from investments. The Company’s investments in foreign securities may involve certain risks such as foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments and therefore the earnings of the Company.

(j)	The Company may enter into forward exchange contracts in order to hedge against foreign currency risk. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled.

(k)	The Company records origination expenses related to its multi-currency credit facility as prepaid assets. These expenses are deferred and amortized using the straight-line method over the stated life of the facility.

(l)	The Company records registration expenses related to Shelf filings as prepaid assets. These expenses are charged as a reduction of capital upon utilization, in accordance with Section 8.24 of the AICPA Audit and Accounting Guide for Investment Companies.

(m)	Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, are likely to remain current.

(n)	In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes. FIN 48 is effective for financial statements issued for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation requires recognition of the impact of a tax position if that position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In addition, FIN 48 provides measurement guidance whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. At this time, we do not believe that FIN 48 has a material impact on the Company’s financial condition or results of operations. If the tax law requires interest and/or penalties to be paid on an underpayment of income taxes, interest and penalties will be classified as income taxes on our financial statements, if applicable.

(o)	In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements, which assists in clarifying the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Adoption of SFAS 157 requires the use of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. At this time, the Company is in the process of reviewing the Standard against its current valuation policies to determine future applicability.

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

For the three months ended June 30, 2007 and June 30, 2006, the Investment Adviser received $12,996 and $8,476, respectively, in base investment advisory and management fees and $13,119 and $7,936, respectively, in performance-based net investment income incentive fees from Apollo Investment. At June 30, 2007 and March 31, 2007, the Company had a payable for the net realized capital gains based incentive fee of $18,982 and $21,266, respectively. Changes in net realized gains/losses and changes in gross unrealized depreciation impact the amounts accrued quarter to quarter. Accordingly, at June 30, 2007, the Company reduced its accrual for the net realized capital gains based incentive fee by $2,284. The amount, if any, actually payable by the Company will be determined as of the end of the calendar year.

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

For the three months ended June 30, 2007 and June 30, 2006, the Administrator was reimbursed $1,408 and $792, respectively, from Apollo Investment on the $1,461 and $968, respectively, of expenses accrued under the Administration Agreement.

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

Note 4. Net Asset Value Per Share

At June 30, 2007, the Company’s total net assets and net asset value per share were $1,983,315 and $19.09, respectively. This compares to total net assets and net asset value per share at March 31, 2007 of $1,849,748 and $17.87, respectively.

Note 5. Earnings Per Share

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations for the three months ended June 30, 2007 and June 30, 2006, respectively:

	Three months ended June 30, 2007	Three months ended June 30, 2006
Numerator for increase in net assets per share:	$177,722	$71,156
Denominator for basic and diluted weighted average shares:	103,520,705	81,201,032
Basic and diluted net increase in net assets per share resulting from operations:	$1.72	$0.88

Note 6. Investments

Investments and cash equivalents consisted of the following as of June 30, 2007 and June 30, 2006, respectively:

	June 30, 2007		June 30, 2006
	Cost	Fair Value	Cost	Fair Value
Subordinated Debt/Corporate Notes	$1,557,368	$1,603,530	$1,096,295	$1,122,652
Preferred Equity	175,878	185,146	47,229	48,191
Common Equity/Partnership Interests	244,823	452,286	85,685	157,762
Warrants	3,514	11,435	1,182	4,011
Bank Debt/Senior Secured Loans	652,796	636,487	468,896	458,834
Cash Equivalents	741,518	741,517	711,561	711,561

Totals	$3,375,897	$3,630,401	$2,410,848	$2,503,011

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Note 7. Foreign Currency Transactions and Translations

At June 30, 2007, the Company had outstanding non-U.S. borrowings on its $1.7 billion multicurrency revolving credit facility denominated in euros, pounds sterling, and Canadian dollars. Unrealized appreciation or depreciation on these outstanding borrowings is indicated in the table below:

Foreign Currency	Local Currency		Original Borrowing Cost	Current Value	Reset Date	Unrealized Appreciation (Depreciation)
Pounds Sterling		£2,500	$4,957	$5,016	8/10/2007	$(59)
Canadian Dollar	C$	29,700	25,161	27,920	8/16/2007	(2,759)
Euro		€42,500	56,599	57,398	8/21/2007	(799)
Euro		€45,000	60,581	60,775	8/22/2007	(194)
Euro		€45,525	55,071	61,484	8/22/2007	(6,413)
Canadian Dollar	C$	23,000	19,684	21,622	8/29/2007	(1,938)
Euro		€25,061	30,246	33,846	8/29/2007	(3,600)
Canadian Dollar	C$	22,500	19,189	21,151	9/5/2007	(1,962)
Euro		€3,000	4,037	4,052	9/10/2007	(15)
Euro		€140,000	188,503	189,077	9/28/2007	(574)
Pounds Sterling		£6,750	13,266	13,543	9/28/2007	(277)

			$477,294	$495,884		$(18,590)

At March 31, 2007, the Company had outstanding non-US borrowings on its $1.7 billion multicurrency revolving credit facility denominated in euros, pounds sterling, and Canadian dollars. Unrealized appreciation or depreciation on these outstanding borrowings is indicated in the table below:

Foreign Currency	Local Currency		Original Borrowing Cost	Current Value	Reset Date	Unrealized Appreciation (Depreciation)
Euro		€1,000	$1,330	$1,331	4/23/2007	($1)
Canadian Dollar	C$	29,700	25,161	25,744	5/16/2007	(583)
Euro		€58,050	74,664	77,273	5/21/2007	(2,609)
Euro		€42,500	56,599	56,574	5/21/2007	25
Euro		€45,525	55,071	60,601	5/22/2007	(5,530)
Euro		€25,061	30,246	33,360	5/29/2007	(3,114)
Canadian Dollar	C$	23,000	19,684	19,937	5/29/2007	(253)
Canadian Dollar	C$	22,500	19,189	19,503	6/20/2007	(314)
British Pound		£6,750	13,265	13,239	6/23/2007	26

			$295,209	$307,562		($12,353)

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Note 8. Expense Offset Arrangement

The Company benefits from an expense offset arrangement with JPMorgan Chase Bank, N.A. (“custodian bank”) whereby the Company earns credits on any uninvested US dollar cash balances held by the custodian bank. These credits are applied by the custodian bank as a reduction of the monthly custody fees charged to the Company. The total amount of credits earned during the three months ended June 30, 2007 and June 30, 2006 is $61 and $12, respectively.

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

Note 10. Repurchase Agreements

The Company enters into repurchase agreements as part of its investment program. The Company’s custodian takes possession of collateral pledged by the counterparty. The collateral is marked-to-market daily to ensure that the value, plus accrued interest, is at least equal to the repurchase price. In the event of default of the obligor to repurchase, the Company has the right to liquidate the collateral and apply the proceeds in satisfaction of the obligation. Under certain circumstances, in the event of default or bankruptcy by the counterparty to the agreement, realization and/or retention of the collateral or proceeds may be subject to legal proceedings. There were no repurchase agreements outstanding at June 30, 2007 or March 31, 2007.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

Note 11. Financial Highlights

The following is a schedule of financial highlights for the three months ended June 30, 2007 and the year ended March 31, 2007:

Per Share Data:	Three months ended June 30, 2007 (unaudited)	Year ended March 31, 2007
Net asset value, beginning of period	$17.87	$15.15

Net investment income	0.53	1.49
Net realized and unrealized gain	1.19	2.11

Net increase in net assets resulting from operations	1.72	3.60
Dividends to shareholders (1)	(0.51)	(1.96)
Effect of anti-dilution	0.01	1.09
Offering costs	—	(0.01)

Net asset value at end of period	$19.09	$17.87

Per share market value at end of period	$21.52	$21.40
Total return (2)	2.89%	31.70%
Shares outstanding at end of period	103,900,254	103,507,766

Ratio/Supplemental Data:
Net assets at end of period (in millions)	$1,983.3	$1,849.7
Ratio of net investment income to average net assets	2.96%	9.09%

Ratio of operating expenses to average net assets*	1.44%	7.73%
Ratio of credit facility related expenses to average net assets	0.41%	2.49%

Ratio of total expenses to average net assets*	1.85%	10.22%

Average debt outstanding	$445,624	$580,209
Average debt per share	$4.30	$6.76
Portfolio turnover ratio	14.0%	43.8%

(1)	Dividends and distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under accounting principles generally accepted in the United States of America.
(2)	Total return is based on the change in market price per share during the respective periods. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan. Total return is not annualized.
*	The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is 1.44% and 1.85%, respectively, at June 30, 2007, inclusive of the expense offset arrangement (see Note 8). At March 31, 2007, the ratios were 7.72% and 10.21%, respectively.

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

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2008 (through June 30, 2007)	$791,384	$3,506	$—	N/A
Fiscal 2007	492,312	4,757	—	N/A
Fiscal 2006	323,852	4,798	—	N/A
Fiscal 2005	0	0	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented (in 000’s).
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, as senior securities are not registered for public trading.

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

The average debt outstanding on the credit facility was $445,624 and $418,020 for the three months ended June 30, 2007 and 2006, respectively. The maximum amount borrowed during the three months ended June 30, 2007 and 2006 was $791,384 and $558,998, respectively. The remaining amount available under the facility was $908,616 at June 30, 2007.

At June 30, 2007, the Company was in compliance with all financial and operational covenants required by the Facility.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Apollo Investment Corporation

We have reviewed the accompanying statements of assets and liabilities of Apollo Investment Corporation (the “Company”) as of June 30, 2007 and March 31, 2007, including the schedules of investments, the related statements of operations, and of cash flows for the three months ended June 30, 2007 and June 30, 2006 and the statements of changes in net assets for the three-month period ended June 30, 2007 and for the year ended March 31, 2007. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities as of March 31, 2007, and the related statements of operations, of cash flows and of changes in net assets for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007 and the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007; and in our report dated May 29, 2007, we expressed unqualified opinions thereon. The financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying statement of assets and liabilities as of March 31, 2007, is fairly stated in all material respects in relation to the financial statements from which it has been derived.

PricewaterhouseCoopers LLP
New York, New York
August 8, 2007

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

Overview

Apollo Investment was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a business development company under the Investment Company Act of 1940 (“1940 Act”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a Regulated Investment Company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended. Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. Apollo Investment commenced operations on April 8, 2004 upon completion of its initial public offering that raised $870 million in net proceeds selling 62 million shares of its common stock at a price of $15.00 per share.

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

Revenue

We generate revenue primarily in the form of interest income from the debt securities we hold and capital gains, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of mezzanine or senior secured loans, generally have a stated term of five to ten years and bear interest at a fixed rate or a floating rate usually determined on the basis of a benchmark: LIBOR, EURIBOR, GBP LIBOR, or the prime rate. While U.S. subordinated debt and corporate notes typically accrue interest at fixed rates, some of these investments may include zero coupon, payment-in-kind (“PIK”) and/or step-up bonds that accrue income on a constant yield to call or maturity basis. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments provide for deferred interest payments or PIK. The principal amount of the debt securities and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we may generate revenue in the form of dividends paid to us on equity investments as well as revenue in the form of commitment, origination, structuring fees, fees for providing managerial assistance and, if applicable, consulting fees, etc.

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

We expect our general and administrative operating expenses related to our ongoing operations to increase moderately in dollar terms, but decline slightly as a percentage of our total assets in future periods if our assets grow. Incentive fees, interest expense and costs relating to future offerings of securities, among others, would be additive.

Portfolio and Investment Activity

During the three months ended June 30, 2007, we invested $738.6 million across 13 new and 5 existing portfolio companies. Included in the $738.6 million is our $208 million investment in the preferred and common equity of Grand Prix Holdings, LLC (Innkeepers USA) on June 29, 2007. This compares to investing $286.8 million in 4 new and 5 existing portfolio companies for the three months ended June 30, 2006. Investments sold or prepaid during the three months ended June 30, 2007 totaled $346.9 million versus $124.1 million for the three months ended June 30, 2006.

At June 30, 2007, our net portfolio consisted of 64 portfolio companies and was invested 56% in subordinated debt, 6% in preferred equity, 16% in common equity and warrants and 22% in senior secured loans versus 48 portfolio companies invested 63% in subordinated debt, 3% in preferred equity, 9% in common equity and warrants, and 25% in senior secured loans at June 30, 2006.

The weighted average yields on our subordinated debt portfolio, senior secured loan portfolio and total debt portfolio were 13.1%, 11.9% and 12.8%, respectively, at June 30, 2007 versus 13.6%, 12.7% and 13.3%, respectively, at June 30, 2006.

Senior secured loans and European mezzanine loans typically accrue interest at variable rates determined on the basis of a benchmark: LIBOR, EURIBOR, GBP LIBOR, or the prime rate, with stated maturities at origination that typically range from 5 to 10 years. While subordinated debt issued within the United States will typically accrue interest at fixed rates, some of these investments may include zero-coupon, PIK and/or step bonds that accrue income on a constant yield to call or maturity basis. At June 30, 2007, 66% or $1.6 billion of our debt portfolio is fixed rate debt and 34% or $830.7 million is floating rate debt. At June 30, 2006, 55% or $903.8 million of our interest-bearing portfolio is fixed rate debt and 45% or $725.9 million is floating rate debt.

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

Valuation of Portfolio Investments

As a business development company, we generally invest in illiquid securities including debt and equity securities of middle market companies. Under procedures established by our board of directors, we value investments, including certain subordinated debt, senior secured debt and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations. We obtain these market quotations from independent pricing services, use the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer), or by utilizing an independent third party valuation firm. From time to time, we may also utilize independent third party valuation firms to determine fair value if and when such market quotations are deemed not to represent fair value. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by or under the direction of our board of directors. Such determination of fair values may involve subjective judgments and estimates. Investments purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates value. With respect to unquoted securities, our board of directors, together with our independent valuation advisers value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, our board, together with our independent valuation advisers consider the pricing indicated by the external event to corroborate and/or assist us in our valuation. Because we expect that there will not be a readily available market for many of the investments in our portfolio, we expect to value many of our portfolio investments at fair value as determined in good faith by or under the direction of our board of directors using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available fair market value, the value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

With respect to investments for which market quotations are not readily available or when such market quotations are not deemed to represent fair value, our board of directors has approved a multi-step valuation process each quarter, as described below:

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

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements, which assists in clarifying the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Adoption of SFAS 157 requires the use of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. At this time, the Company is in the process of reviewing the Standard against its current valuation policies to determine future applicability.

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

Results of Operations

Results comparisons are for the three months ended June 30, 2007 and June 30, 2006.

Investment Income

For the three months ended June 30, 2007 and June 30, 2006, gross investment income totaled $88.9 million and $55.9 million, respectively. The increase in investment income for the three months ended June 30, 2007 was primarily due to the growth of our investment portfolio as compared to the previous period and the receipt of a $10.0 million structuring fee related to our investment in Grand Prix Holdings, LLC. Origination and commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans and accelerated into interest income upon exit, as applicable.

Expenses

Net expenses totaled $34.2 million and $24.1 million, respectively, for the three months ended June 30, 2007 and June 30, 2006, of which $10.8 million and $7.9 million, respectively, were performance-based incentive fees and $7.6 million and $5.6 million, respectively, were interest and other credit facility expenses. Included in the $10.8 million in performance-based incentive fees for the quarter ended June 30, 2007 is a reduction of $2.3 million from the previous quarter’s net realized capital gain incentive fee accrual. Changes in net realized gains/losses and changes in gross unrealized depreciation impact the amounts accrued quarter to quarter. The current accrual for the net realized capital gain incentive fee is $19.0 million. Expenses exclusive of performance-based incentive fees, interest, and other credit facility expenses for the three months ended June 30, 2007 and June 30, 2006 were $15.7 million and $10.6 million, respectively. Of these expenses, general and administrative expenses totaled $2.8 million and $2.1 million, respectively, for the three months ended June 30, 2007 and June 30, 2006. Expenses consist of base investment advisory and management fees, insurance expenses, administrative services expenses, professional fees, directors’ fees, audit and tax services expenses, and other general and administrative expenses. The increase in net expenses was primarily due to an increase in base management fees and performance-based incentive fees, as well as other general and administrative expenses related to the growth of our investment portfolio as compared to the previous period.

Net Investment Income

The Company’s net investment income totaled $54.8 million and $31.7 million or $0.53 per share and $0.39 per share, respectively, for the three months ended June 30, 2007 and June 30, 2006.

Net Realized Gains/Losses

The Company had investment sales and prepayments totaling $346.9 million and $124.1 million, respectively, for the three months ended June 30, 2007 and June 30, 2006. Net realized losses for the three months ended June 30, 2007 were $20.7 million, of which $20.1 million was previously recognized as unrealized losses on our interest in Diam International. Net realized losses were $3.0 million for the three month comparative period ended June 30, 2006.

Net Unrealized Appreciation (Depreciation) on Investments, Cash Equivalents and Foreign Currencies

For the three months ended June 30, 2007 and June 30, 2006, the Company’s investments, foreign currencies and other assets and liabilities had a net increase in appreciation of $143.7 million and $42.4 million, respectively. A primary component of the $143.7 million was an increase in appreciation on our investment in GS Prysmian Co-Invest LP. At June 30, 2007, net unrealized appreciation totaled $235.9 million, of which $252.5 million was attributable to net unrealized appreciation on our subordinated debt, preferred stock and private equity and $16.6 million was attributable to net unrealized depreciation on our bank debt/senior secured debt (after considering the effects of foreign currency borrowing/hedging for our non-U.S. investments).

Net Increase in Net Assets From Operations

For the three months ended June 30, 2007 and June 30, 2006, the Company had a net increase in net assets resulting from operations of $177.7 million and $71.2 million, respectively. The net change in net assets from operations per share was $1.72 and $0.88, respectively, for the three months ended June 30, 2007 and June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated primarily through its senior secured, multi-currency $1.7 billion, five-year, revolving credit facility maturing in April 2011 as well as from cash flows from operations, including investment sales and prepayments of senior and subordinated loans and income earned from investments and cash equivalents. At June 30, 2007, the Company has $791 million in borrowings outstanding and had $909 million available for its use. In the future, the Company may raise additional equity or debt capital off its shelf registration or may securitize a portion of its investments. The Company may also further access $300 million of additional credit commitments available to it under the terms of its existing credit facility and as the Company’s equity capital base grows. The primary use of funds will be investments in portfolio companies, cash distributions to our shareholders and for other general corporate purposes.

	Payments due by Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Revolving Credit Facility (1)	$791	$—	$—	$791	$—

(1)	At June 30, 2007, $909 million remained unused under our senior secured revolving credit facility.

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

Off-Balance Sheet Arrangements

On February 28, 2007, the Company entered into Senior Secured Term Loan agreements with Gray Wireline Service Inc., resulting in investments of $40 million in a First Out Term Loan and $70 million in a Second Out Term Loan. In connection with the transaction, the Company also committed to $27.5 million of additional delay draw commitments under the term loans subject to various contingencies and draw down tests. As of June 30, 2007, the Company has $13.0 million of delay draw commitments remaining after the transfer of our interest in the First Out Term Loan and the associated $7.0 million of delay draw commitments during the quarter. Additionally, $7.5 million was drawn by Gray Wireline from the delay draw second out commitment and is reflected in our current $77.5 million position.

At June 30, 2007, we did not have any additional off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than the investment advisory and management agreement and the administration agreement described above.

Dividends

Dividends paid to stockholders for the three months ended June 30, 2007 and June 30, 2006 totaled $52.8 million or $0.51 per share versus $36.5 million or $0.45 per share, respectively. Tax characteristics of all dividends will be reported to shareholders on Form 1099 after the end of the calendar year.

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

With respect to the dividends paid to shareholders, income from origination, commitment and certain other upfront fees associated with investments in portfolio companies is treated as taxable income and accordingly, distributed to shareholders. For the three months ended June 30, 2007, we received upfront fees totaling $0.1 million, which are being amortized into income over the lives of their respective loans. For the three months ended June 30, 2006, we received upfront fees totaling $2.7 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. During the three months ended June 30, 2007, many of the loans in our portfolio had floating interest rates. These loans are usually based on a floating LIBO rate and typically have durations of one to six months after which they reset to current market interest rates. As the percentage of our mezzanine and other subordinated loans increase as a percentage of our total investments, we expect that more of the loans in our portfolio will have fixed rates. Accordingly, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the three months ended June 30, 2007, we did not engage in interest rate hedging activities.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2007 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financing reporting that occurred during the first quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We, Apollo Investment Management and Apollo Investment Administration are not currently subject to any material pending legal proceedings.

Item 1A. Risk Factors

The risk factor below restates in its entirety the risk factor set forth under “Risk Factors – There are significant potential conflicts of interest which could impact our investment returns” previously disclosed in our most recent Form 10-K. There have been no other material changes from the risk factors previously disclosed in our most recent Form 10-K filing.

There are significant potential conflicts of interest which could impact our investment returns.

Our executive officers and directors, and the partners of our investment adviser, AIM, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. Moreover, we note that, notwithstanding the difference in principal investment objectives between Apollo Investment and other Apollo funds, such other Apollo sponsored funds, including new affiliated potential pooled investment vehicles or managed accounts not yet established, have and may from time to time have overlapping investment objectives with those of Apollo Investment and, accordingly, invest in, whether principally or secondarily, asset classes similar to those targeted by Apollo Investment. To the extent such other investment vehicles have overlapping investment objectives, the scope of opportunities otherwise available to us may be adversely affected and/or reduced. As a result, the partners of AIM may face conflicts in their time management and commitments as well as in the allocation of investment opportunities to other Apollo funds. We do not anticipate making an initial investment in any portfolio company in which Apollo or any affiliate has a pre-existing controlling equity investment and we do not anticipate investing in any securities of any company in which Apollo or any of its affiliates has a pre-existing investment in a differing class of securities of such company, save where the opportunity presented to us constitutes a small proportion of the particular tranche of securities and is highly liquid. In addition, in the event such investment opportunities are allocated among Apollo Investment and other investment vehicles affiliated with AIM, our desired investment portfolio may be adversely affected. Although AIM endeavors to allocate investment opportunities in a fair and equitable manner, it is possible that we may not be given the opportunity to participate in certain investments made by investment funds managed by investment managers affiliated with AIM.

There are no information barriers amongst Apollo and certain of its affiliates. If AIM, on behalf of Apollo Investment, were to receive material non-public information about a particular company, it may restrict the ability of Apollo or certain of its affiliates to invest in such company. Conversely, if Apollo or certain of its affiliates were to receive material non-public information about a particular company, Apollo Investment may be restricted in its ability to invest in such company. Consequently, we may not have an opportunity to make certain investments if Apollo or certain of its affiliates have a pre-existing interest in the relevant company or are otherwise restricted from investing in such company.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1	Articles of Amendment and Restatement, as amended (1)

3.2	Amended and Restated Bylaws (5)

4.1	Form of Stock Certificate (3)

10.1	Investment Advisory Management Agreement between Registrant and Apollo Investment Management, L.P. (2)

10.1(b)	Supplement to the Investment Advisory Management Agreement between Registrant and Apollo Investment Management, L.P. (5)

10.2	Administration Agreement between Registrant and Apollo Investment Administration, LLC (2)

10.3	Dividend Reinvestment Plan (3)

10.4	Custodian Agreement (3)

10.5	License Agreement between the Registrant and Apollo Management, L.P. (2)

10.6	Form of Transfer Agency and Service Agreement (2)

10.7	Amended and Restated Senior Secured Revolving Credit Agreement (4)

22.1	Proxy Statement (6)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Filed herewith.
(1)	Incorporated by reference from the Registrant’s post-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on August 14, 2006.
(2)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 3 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 1, 2004.
(3)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on March 12, 2004.
(4)	Incorporated by reference from the Registrant’s Form 8-K filed on April 4, 2006.
(5)	Incorporated by reference from the Registrant’s Form 10-K filed on June 12, 2006.
(6)	Incorporated by reference from the Registrant’s 14A filed on July 3, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 8, 2007.

APOLLO INVESTMENT CORPORATION

By:	/s/ JOHN J. HANNAN
John J. Hannan
Chief Executive Officer and Director

By:	/s/ RICHARD L. PETEKA
Richard L. Peteka
Chief Financial Officer and Treasurer