Form 10-Q
period 2007-09-30
APOLLO INVESTMENT CORP
filed 2007-11-06
CIK 1278752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2007

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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of November 2, 2007 was 119,299,947.

APOLLO INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Apollo Investment”, “Company”, “AIC”, “Fund”, “we”, “us” and “our” refer to Apollo Investment Corporation unless the context otherwise states.

Item 1.	Financial Statements

APOLLO INVESTMENT CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share amounts)

	September 30, 2007	March 31, 2007
	(unaudited)
Assets
Non-controlled/non-affiliated investments, at value (cost – $2,764,586 and $2,244,400, respectively)	$2,965,173	$2,348,981
Controlled investments, at value (cost – $208,000 and $0, respectively)	205,692	—
Cash equivalents, at value (cost – $693,741 and $1,089,792, respectively)	693,732	1,089,792
Cash	3,895	7,326
Foreign currency (cost – $2,499 and $832, respectively)	2,549	834
Interest receivable	44,175	35,217
Receivable for investments sold	—	28,248
Dividends receivable	13,698	6,987
Prepaid expenses and other assets	6,208	5,833

Total assets	$3,935,122	$3,523,218

Liabilities
Payable for investments and cash equivalents purchased	$867,490	$1,134,561
Credit facility payable (see note 7)	834,320	492,312
Management and performance-based incentive fees payable (see note 3)	26,475	43,579
Interest payable	4,523	1,848
Accrued administrative expenses	281	200
Other liabilities and accrued expenses	1,814	970

Total liabilities	$1,734,903	$1,673,470

Net Assets
Common stock, par value $.001 per share, 400,000 and 400,000 common shares authorized, respectively, and 119,300 and 103,508 issued and outstanding, respectively	$119	$104
Paid-in capital in excess of par	1,975,918	1,673,191
Distributions in excess of net investment income	(6,719)	(16,283)
Accumulated net realized gain	78,845	100,494
Net unrealized appreciation	152,056	92,242

Total Net Assets	$2,200,219	$1,849,748

Total liabilities and net assets	$3,935,122	$3,523,218

Net Asset Value Per Share	$18.44	$17.87

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share amounts)

	Three months ended		Six months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
INVESTMENT INCOME:
From non-controlled/non-affiliated investments:
Interest	$79,069	$57,473	$153,619	$106,496
Dividends	3,341	5,945	7,367	12,301
Other income	1,401	496	1,721	978
From controlled investments:
Dividends	2,258	—	2,308	—
Other income	—	—	10,000	—

Total investment income	86,069	63,914	175,015	119,775

EXPENSES:
Management fees	$14,850	$9,668	$27,846	$18,144
Performance-based incentive fees (see note 3)	(7,357)	10,768	3,478	18,704
Interest and other credit facility expenses	15,121	8,185	22,727	13,816
Administrative services expense	693	533	2,154	1,501
Other general and administrative expenses	1,225	998	2,576	2,119

Total expenses	24,532	30,152	58,781	54,284
Expense offset arrangement (see note 8)	(86)	(50)	(147)	(65)

Net expenses	24,446	30,102	58,634	54,219

Net investment income	$61,623	$33,812	$116,381	$65,556

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS AND FOREIGN CURRENCIES:
Net realized gain (loss):
Investments and cash equivalents	(1,210)	30,095	(18,210)	30,290
Foreign currencies	304	(348)	(3,439)	(3,551)

Net realized gain (loss)	(906)	29,747	(21,649)	26,739

Net change in unrealized gain (loss):
Investments and cash equivalents	(56,237)	14,206	93,686	69,696
Foreign currencies	(27,656)	3,501	(33,872)	(9,569)

Net change in unrealized gain (loss)	(83,893)	17,707	59,814	60,127

Net realized and unrealized gain (loss) from investments, cash equivalents and foreign currencies	(84,799)	47,454	38,165	86,866

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(23,176)	$81,266	$154,546	$152,422

EARNINGS (LOSS) PER COMMON SHARE (see note 5)	$(0.22)	$1.00	$1.47	$1.87

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except shares)

	Six months ended September 30, 2007	Year ended March 31, 2007
	(unaudited)
Increase (decrease) in net assets from operations:
Net investment income	$116,381	$125,318
Net realized gains (losses)	(21,649)	132,882
Net change in unrealized gain	59,814	53,966

Net increase in net assets resulting from operations	154,546	312,166

Dividends and distributions to shareholders:	(106,817)	(168,449)

Capital share transactions:
Net proceeds from shares sold	285,545	443,605
Less offering costs	(823)	(986)
Reinvestment of dividends	18,020	33,557

Net increase in net assets from capital share transactions	302,742	476,176

Total increase in net assets:	350,471	619,893

Net assets at beginning of period	$1,849,748	$1,229,855

Net assets at end of period	$2,200,219	$1,849,748

Capital share activity:
Shares sold	14,950,000	20,700,000
Shares issued from reinvestment of dividends	842,181	1,615,812

Net increase in capital share activity	15,792,181	22,315,812

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six months ended
	September 30, 2007	September 30, 2006
Cash Flows from Operating Activities:
Net Increase in Net Assets Resulting from Operations	$154,546	$152,422
Adjustments to reconcile net increase:
Purchase of investment securities	(1,241,906)	(807,004)
Proceeds from disposition of investment securities	495,590	424,585
Decrease from foreign currency transactions	(3,439)	(3,551)
Increase in interest and dividends receivable	(15,582)	(10,580)
Decrease (increase) in prepaid expenses and other assets	(375)	1,674
Increase (decrease) in management and performance-based incentive fees payable	(17,105)	5,734
Increase in interest payable	2,674	1,707
Increase (decrease) in accrued expenses	848	1,046
Decrease in payable for investments and cash equivalents purchased	(267,013)	(216,280)
Decrease in receivables for securities sold	28,248	17,261
Net change in unrealized appreciation on investments, cash equivalents, foreign currencies and other assets and liabilities	(59,814)	(60,126)
Net realized (gain) loss on investments and cash equivalents	21,649	(26,739)

Net Cash Used by Operating Activities	(901,679)	(519,851)

Cash Flows from Financing Activities:
Net proceeds from the issuance of common stock	285,545	—
Offering costs from the issuance of common stock	(823)	(139)
Dividends paid in cash	(88,797)	(58,779)
Borrowings under credit facility	1,724,288	690,213
Repayments under credit facility	(1,416,357)	(364,416)

Net Cash Provided by Financing Activities	$503,856	$266,879

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(397,823)	$(252,972)
Effect of exchange rates on cash balances	47	(4)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,097,952	904,959

CASH AND CASH EQUIVALENTS, END OF PERIOD	$700,176	$651,983

Non-cash financing activities consist of the reinvestment of dividends totaling $18,020 and $16,112, respectively (in thousands).

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited)

September 30, 2007

(in thousands)

Investments in Non-Controlled/Non-Affiliated Portfolio Companies	Industry	Par Amount*	Cost	Fair Value (1)
Subordinated Debt/Corporate Notes – 76.6%

AB Acquisitions UK Topco 2 Limited (Alliance Boots), GBP L+650, 7/9/17	Retail	£37,500	$72,581	$72,772

Advanstar, Inc., L+700, 11/30/15	Media	$20,830	20,830	20,934

Advantage Sales & Marketing, Inc., 12.00%, 3/29/14	Grocery	30,930	30,403	30,930

AMH Holdings II, Inc. (Associated Materials), 13.625%, 12/1/14 ♦	Building Products	49,419	48,570	49,419

Applied Systems, Inc., 12.50%, 9/26/14	Business Services	22,000	21,899	22,110

Arbonne Intermediate Holdco Inc. (Natural Products Group LLC), 13.50%, 6/19/14	Direct Marketing	63,023	62,841	47,267

Associated Materials, Inc., 0% / 11.25%, 3/1/14	Building Products	43,415	29,494	27,243

BNY ConvergEx Group, LLC, 14.00%, 10/2/14	Business Services	15,150	15,150	15,150

Brenntag Holding GmbH & Co. KG, E+700, 1/25/16	Chemicals	€15,926	18,974	22,417

Collect America, Ltd., 13.50%, 8/5/12 ♦	Consumer Finance	$36,320	35,749	36,320

Delta Educational Systems, Inc., 14.00%, 5/12/13	Education	18,666	18,057	18,666

DSI Renal Inc., 14.00%, 4/7/14	Healthcare	10,300	10,300	10,300

Dura-Line Merger Sub, Inc., 13.25%, 9/22/14	Telecommunications	40,059	39,296	40,059

Eurofresh, Inc., 0% / 14.50%, 1/15/14 ♦	Agriculture	26,504	19,841	15,902

Eurofresh, Inc., 11.50%, 1/15/13 ♦	Agriculture	50,000	50,000	43,125

European Directories (DH5) B.V., 15.735%, 7/1/16	Publishing	€2,349	2,875	3,365

European Directories (DH7) B.V., E+950, 7/1/15	Publishing	€15,489	18,993	22,193

FleetPride Corporation, 11.50%, 10/1/14 ♦	Transportation	$47,500	47,500	47,975

FPC Holdings, Inc. (FleetPride Corporation), 0% / 14.00%, 6/30/15 ♦	Transportation	37,846	30,601	30,324

General Nutrition Centers, Inc., L+450, 3/15/14 ♦	Retail	29,775	29,267	29,403

Hub International Holdings, 10.25%, 6/15/15 ♦	Insurance	20,000	20,000	18,625

HydroChem Holding, Inc., 13.50%, 1/12/15	Environmental	19,000	19,000	18,905

Infor Lux Bond Company (Infor Global), L+800, 9/2/14	Business Services	8,062	8,062	7,458

KAR Holdings, Inc., 10.00%, 5/1/15 ♦	Transportation	27,000	25,786	25,549

Language Line Holdings, Inc., 0% / 14.125%, 6/15/13	Business Services	27,678	22,799	22,281

Language Line Inc., 11.125%, 6/15/12	Business Services	27,081	26,841	27,893

Latham Manufacturing Corp., 14.00%, 12/30/12	Leisure Equipment	34,295	33,773	34,295

Laureate Education, Inc., L+500, 8/18/08	Education	14,590	13,916	14,298

Lexicon Marketing (USA), Inc., 13.25%, 5/11/13***	Direct Marketing	28,482	28,482	19,418

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2007

(in thousands)

	Industry		Par Amount*	Cost	Fair Value (1)
Subordinated Debt/Corporate Notes – (continued)

LVI Services, Inc., 15.25%, 11/16/12	Environmental		$44,220	$44,220	$44,220

MW Industries, Inc., 13.00%, 5/1/14	Manufacturing		60,000	58,891	60,000

Neff Corp., 10.00%, 6/1/15	Rental Equipment		8,000	8,000	5,600

Nielsen Finance LLC, 0% / 12.50%, 8/1/16	Market Research		61,000	38,885	42,776

OTC Investors Corporation (Oriental Trading Company), 13.50%, 1/31/15	Direct Marketing		22,831	22,831	22,831

Pacific Crane Maintenance Company, L.P., 13.00%, 2/15/14	Machinery		34,000	34,000	34,000

PBM Holdings, Inc., 13.50%, 9/29/13	Beverage, Food & Tobacco		17,723	17,723	17,191
Playpower Holdings Inc., 15.50%, 12/31/12 ♦	Leisure Equipment		66,913	66,913	66,913

Plinius Investments II B.V. (Casema), E+925, 9/13/16	Cable TV		€17,282	22,434	24,968

Pro Mach Merger Sub, Inc., 13.00%, 6/15/12	Machinery		$14,525	14,320	14,525

QHB Holdings LLC (Quality Home Brands), 13.50%, 12/20/13	Consumer Products		41,483	40,545	41,483

RSA Holdings Corp. of Delaware (American Safety Razor), 13.50%, 7/31/15	Consumer Products		40,958	40,958	40,958

Safety Products Holdings LLC, 11.75%, 1/1/12	Manufacturing		32,154	31,742	33,467

Serpering Investments B.V. (Casema), E+925, 9/13/16	Cable TV		€16,019	20,156	23,209

Sigmakalon Holdco B.V., E+1000, 12/31/15	Chemicals		€51,993	63,757	74,404

The Servicemaster Company, L+450, 7/15/15	Diversified Service		$52,173	47,035	47,738

TL Acquisitions, Inc. (Thomson Learning), 0% / 13.25%, 7/15/15 ♦	Education		54,500	43,235	44,418

TL Acquisitions, Inc. (Thomson Learning), 10.50%, 1/15/15 ♦	Education		47,500	46,634	46,966

TP Financing 2, Ltd. (Travelex), GBP L+725, 4/1/15	Financial Services		£9,268	17,875	18,128

Varel Distribution Canada, Inc., 11.50%, 3/2/12	Oil & Gas	C	$21,952	18,582	22,091

Varel Holdings, Inc., 14.00%, 4/30/12	Oil & Gas		$20,541	18,991	20,541

Varel International Ind., L.P., 11.50%, 10/31/11	Oil & Gas		47,000	46,200	47,000

Varietal Distribution, 10.25%, 7/15/15	Distribution		15,000	15,000	14,562

Varietal Distribution, 10.75%, 6/30/17	Distribution		21,875	21,228	21,055

WDAC Intermediate Corp., E+600, 11/29/15	Publishing		€33,000	44,337	44,924

Yankee Acquisition Corp., 9.75%, 2/15/17	Retail		$17,000	16,970	16,218

Total Subordinated Debt/Corporate Notes				$1,683,342	$1,684,782

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2007

(in thousands, except shares)

	Industry	Shares	Cost	Fair Value (1)
Preferred Equity – 4.8%

DSI Holding Company, Inc. (DSI Renal Inc.), 15.00%, 10/7/14	Healthcare	32,500	$31,828	$32,500

Exco Resources, Inc., 7.00%/9.00% (Convertible)	Oil & Gas	975	9,750	10,798

Exco Resources, Inc., 7.00%/9.00% Hybrid (Convertible)	Oil & Gas	4,025	40,250	44,577

Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 13.50%, 5/12/14	Education	12,360	11,087	12,360

Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 12.50% (Convertible)	Education	3,325	3,325	1,293

LVI Acquisition Corp. (LVI Services, Inc.), 14.00%	Environmental	1,875	1,875	162

Varietal Distribution Holdings, LLC, 8.00%	Distribution	3,097	3,097	3,097

Total Preferred Equity			$101,212	$104,787

Common Equity/Partnership Interests – 18.8%

A-D Conduit Holdings, LLC (Duraline)	Telecommunications	2,778	$2,778	$3,300

AHC Mezzanine LLC (Advanstar)	Media	10,000	10,000	8,366

CA Holding, Inc. (Collect America, Ltd.)	Consumer Finance	25,000	2,500	3,073

DTPI Holdings, Inc. (American Asphalt & Grading)**	Infrastructure	200,000	2,000	—

FSC Holdings Inc. (Hanley Wood LLC) **	Media	10,000	10,000	13,155

Garden Fresh Restaurant Holding, LLC **	Retail	50,000	5,000	5,239

Gray Energy Services, LLC Class H (Gray Wireline)	Oil & Gas	1,081	2,000	2,647

Gryphon Colleges Corporation (Delta Educational Systems, Inc.) **	Education	175	175	—

GS Prysmian Co-Invest L.P. (Prysmian Cables & Systems) (2,3)	Industrial		1,934	211,583

Latham International, Inc. (fka Latham Acquisition Corp.) **	Leisure Equipment	33,091	3,309	1,635

LM Acquisition Ltd. (Lexicon Marketing Inc.) **	Direct Marketing	10,000	10,000	—

LVI Acquisition Corp. (LVI Services, Inc.) **	Environmental	6,250	625	—

MEG Energy Corp. (4) **	Oil & Gas	1,718,388	44,718	70,901

New Omaha Holdings Co-Invest LP (First Data)	Financial Services	13,000,000	65,000	65,000

PCMC Holdings, LLC (Pacific Crane)	Machinery	40,000	4,000	4,638

Prism Business Media Holdings, LLC	Media	68	14,947	18,852

Pro Mach Co-Investment, LLC **	Machinery	150,000	1,500	2,447

Sorenson Communications Holdings, LLC Class A	Consumer Services	454,828	45	3,837

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2007

(in thousands, except shares and warrants)

	Industry	Shares	Cost	Fair Value (1)
Common Equity/Partnership Interests – (continued)

Varietal Distribution Holdings, LLC Class A	Distribution	28,028	$28	$205

Total Common Equity and Partnership Interests			$180,559	$414,878

Warrants – 0.5%		Warrants

DSI Holdings Company, Inc. (DSI Renal Inc.), Common **	Healthcare	5,011,327	—	$2,740

Fidji Luxco (BC) S.C.A., Common (FCI)(2) **	Electronics	48,769	$491	3,710

Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Common **	Education	98	98	—

Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class A-1 Preferred **	Education	459	459	545

Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class B-1 Preferred **	Education	1,043	1,043	406

Varel Holdings, Inc.	Oil & Gas	40,060	1,423	3,793

Total Warrants			$3,514	$11,194

		Par Amount*
2nd Lien Bank Debt/Senior Secured Loans (5) – 34.1%

Advanstar Communications, Inc., 12/1/14	Media	$20,000	$20,000	$19,200

American Asphalt & Grading Co., 7/10/09	Infrastructure	29,506	29,506	7,376

Asurion Corporation, 7/3/15	Insurance	122,000	121,882	118,289

BNY Convergex Group, LLC, 4/2/14	Business Services	50,000	49,772	48,062

C.H.I. Overhead Doors, Inc., 10/22/11	Building Products	15,000	15,026	14,850

Clean Earth, Inc., 10/14/11	Environmental	25,000	24,977	24,250

Dr. Leonard’s Healthcare Corp., 7/31/12	Direct Marketing	22,000	22,000	21,890

Dresser, Inc., 5/4/15	Industrial	60,000	60,000	59,175

Educate, Inc., 6/14/14	Education	10,000	10,000	9,800

Garden Fresh Restaurant Corp., 12/22/11	Retail	26,000	25,804	26,000

Gray Wireline Service, Inc., 12.25%, 2/28/13	Oil & Gas	77,500	76,820	77,500

HydroChem Industrial Services, Inc., 7/14/14	Environmental	35,100	35,100	34,925

Infor Enterprise Solutions Holdings, Inc., Tranche B-1, 3/2/14	Business Services	5,000	5,000	4,725

Infor Enterprise Solutions Holdings, Inc., 3/2/14	Business Services	15,000	14,826	14,316

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2007

(in thousands, except shares)

	Industry	Par Amount*	Cost	Fair Value(1)
2nd Lien Bank Debt/Senior Secured Loans (5) – (continued)

Infor Global Solutions European Finance S.á.R.L., 3/2/14	Business Services	€6,210	$8,263	$8,418

IPC Systems, Inc., 6/1/15	Telecommunications	$25,000	25,000	21,750

Kronos, Inc., 6/11/15	Electronics	60,000	60,000	55,800

Quality Home Brands Holdings LLC, 6/20/13	Consumer Products	40,000	39,472	36,600

Sheridan Holdings, Inc., 6/15/15	Healthcare	60,000	60,000	56,400

Sorenson Communications, Inc., 2/18/14	Consumer Services	62,103	62,103	60,964

TransFirst Holdings, Inc., 6/15/15	Financial Services	30,500	30,408	29,242

Total 2nd Lien Bank Debt/Senior Secured Loans			$795,959	$749,532

Total Investments in Non-Controlled/Non-Affiliated Portfolio Companies – 134.8%			$2,764,586	$2,965,173

Investments in Controlled Portfolio Companies		Shares
Preferred Equity – 3.4%

Grand Prix Holdings, LLC Series A, 12.00% (Innkeepers USA)	Hotels, Motels, Inns & Gaming	2,989,431	74,736	74,736

Common Equity – 5.9%

Grand Prix Holdings, LLC (Innkeepers USA)	Hotels, Motels, Inns & Gaming	13,326,423	133,264	130,956

Total Investments in Controlled Portfolio Companies – 9.3%			$208,000	$205,692

Total Investments			$2,972,586	$3,170,865

		Par Amount*
Cash Equivalents – 31.5%

U.S. Treasury Bill, 3.70%, 12/27/07	Government	$700,000	$693,741	$693,732

Total Investments & Cash Equivalents – 175.6% (6)			$3,666,327	$3,864,597

Liabilities in Excess of Other Assets – (75.6%)				(1,664,378)

Net Assets – 100.0%				$2,200,219

(1)	Fair value is determined by or under the direction of the Board of Directors of the Company (see Note 2).
(2)	Denominated in Euro (€).
(3)	The Company is the sole Limited Partner in GS Prysmian Co-Invest L.P.
(4)	Denominated in Canadian dollars.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2007

(in thousands)

(5)	Includes floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the LIBOR (London Inter-bank Offered Rate), EURIBOR (Euro Inter-bank Offered Rate), GBP LIBOR (London Inter-bank Offered Rate for British Pounds), or the prime rate. At September 30, 2007, the range of interest rates on floating rate bank debt was 10.20% – 13.95%.
(6)	Aggregate gross unrealized appreciation for federal income tax purposes is $305,307; aggregate gross unrealized depreciation for federal income tax purposes is $116,591. Net unrealized appreciation is $188,716 based on a tax cost of $3,675,881.
♦	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
*	Denominated in USD unless otherwise noted.
**	Non-income producing security
***	Non-accrual status

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

Industry Classification	Percentage at September 30, 2007
Oil & Gas	9.5%

Industrial	8.5%

Hotels, Motels, Inns and Gaming	6.5%

Business Services	5.4%

Retail	4.7%

Education	4.7%

Insurance	4.3%

Environmental	3.9%

Consumer Products	3.8%

Financial Services	3.6%

Direct Marketing	3.5%

Transportation	3.3%

Leisure Equipment	3.2%

Healthcare	3.2%

Chemicals	3.1%

Manufacturing	2.9%

Building Products	2.9%

Media	2.5%

Publishing	2.2%

Telecommunications	2.1%

Consumer Services	2.0%

Electronics	1.9%

Agriculture	1.9%

Machinery	1.8%

Cable TV	1.5%

Diversified Service	1.5%

Market Research	1.3%

Consumer Finance	1.2%

Distribution	1.2%

Grocery	1.0%

Beverage, Food, & Tobacco	0.5%

Infrastructure	0.2%

Rental Equipment	0.2%

Total Investments	100.0%

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

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2007

(in thousands)

	Industry		Par Amount*	Cost	Fair Value (2)
Subordinated Debt/Corporate Notes – (continued)

Nielsen Finance LLC, 0% / 12.50%, 8/1/16 ♦	Market Research		$61,000	$34,678	42,776

OTC Investors Corporation (Oriental Trading Company), 13.50%, 1/31/15	Direct Marketing		21,380	21,380	21,380

PBM Holdings, Inc., 13.50%, 9/29/13	Beverage, Food & Tobacco		17,723	17,723	17,723

Playpower Holdings Inc., 15.50%, 12/31/12 ♦	Leisure Equipment		62,100	62,100	62,100

Plinius Investments II B.V. (Casema), E+925, 9/13/16	Cable TV		€16,879	21,880	23,006

Pro Mach Merger Sub, Inc., 12.50%, 6/15/12	Machinery		14,471	14,251	14,471

QHB Holdings LLC (Quality Home Brands), 13.50%, 12/20/13	Consumer Products		38,819	37,835	38,819

RSA Holdings Corp. of Delaware (American Safety Razor), 13.50%, 7/31/15	Consumer Products		38,286	38,286	38,286

Safety Products Holdings LLC, 11.75%, 1/1/12 ♦	Manufacturing		30,370	29,927	32,514

SCI Holdings, Inc. (Sorenson Communications), L+900, 8/18/14	Consumer Services		18,572	18,161	18,804

Serpering Investments B.V. (Casema), E+925, 9/13/16	Cable TV		€15,639	19,629	21,427

Sigmakalon Holdco B.V., E+1000, 12/31/15	Chemicals		€50,321	61,402	69,330

TP Financing 2, Ltd. (Travelex), GBP L+725, 4/1/15	Financial Services		£9,250	17,837	18,222

Varel Distribution Canada, Inc., 11.50%, 3/2/12	Oil & Gas	CAD	$22,299	18,845	19,329

Varel Holdings, Inc., 14.00%, 4/30/12	Oil & Gas		$19,197	17,524	19,197

Varel International Ind., L.P., 11.50%, 10/31/11	Oil & Gas		47,000	46,126	47,000

WDAC Intermediate Corp., 13.75%, 6/1/15	Publishing		€42,962	56,824	57,999

Total Subordinated Debt/Corporate Notes				$1,385,323	$1,433,603

			Shares
Preferred Equity – 5.3%

DSI Holding Company, Inc. (DSI Renal Inc.), 15.00%, 10/7/14	Healthcare		32,500	$31,781	$32,500

Exco Resources, Inc., 7.00%/9.00% (Convertible)	Oil & Gas		975	9,750	9,750

Exco Resources, Inc., 11.00%, 4/15/11	Oil & Gas		4,025	40,250	40,250

Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 13.50%, 5/12/14	Education		12,360	10,995	12,360

Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 12.50% (Convertible)	Education		3,325	3,325	3,325

LVI Acquisition Corp. (LVI Services, Inc.), 14.00%	Environmental		1,875	1,875	112

Total Preferred Equity				$97,976	$98,297

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

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2007

(in thousands)

	Industry	Par Amount*	Cost	Fair Value (2)
Cash Equivalents – 58.9%

U.S. Treasury Bill, 5.05%, 5/3/07	Government	$400,000	$398,287	$398,287

U.S. Treasury Bill, 4.905%, 6/28/07	Government	475,000	469,375	469,375

U.S. Treasury Bill, 4.905%, 7/5/07	Government	225,000	222,130	222,130

Total Cash Equivalents			$1,089,792	$1,089,792

Total Investments & Cash Equivalents – 185.9% (7)			$3,334,192	$3,438,773
Liabilities in excess of other assets – (85.9%)				(1,589,025)

Net Assets – 100.0%				$1,849,748

(1)	None of our portfolio companies is controlled or affiliated as defined by the Investment Company Act of 1940.
(2)	Fair value is determined by or under the direction of the Board of Directors of the Company (see Note 2).
(3)	Denominated in Euro (€).
(4)	The Company is the sole Limited Partner in GS Prysmian Co-Invest L.P.
(5)	Denominated in Canadian dollars.
(6)	Represent floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the LIBOR (London Inter-bank Offered Rate), EURIBOR (Euro Inter-bank Offered Rate), GBP LIBOR (London Inter-bank Offered Rate for British Pounds), or the prime rate. At March 31, 2007, the range of interest rates on floating rate bank debt was 8.61% – 14.10%.
(7)	Aggregate gross unrealized appreciation for federal income tax purposes is $130,991; aggregate gross unrealized depreciation for federal income tax purposes is $38,383. Net unrealized appreciation is $92,608 based on a tax cost of $3,346,165.
♦	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
*	Denominated in USD unless otherwise noted.
**	Non-income producing security
***	Non-accrual status

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

Industry Classification	Percentage at March 31, 2007
Oil & Gas	12.8%

Business Services	8.0%

Consumer Services	7.2%

Publishing	7.0%

Direct Marketing	6.3%

Manufacturing	5.1%

Consumer Products	5.0%

Leisure Equipment	4.3%

Building Products	4.0%

Chemicals	3.9%

Transportation	3.3%

Healthcare	3.2%

Environmental	2.9%

Industrial	2.8%

Agriculture	2.8%

Broadcasting & Entertainment	2.5%

Media	2.3%

Retail	2.1%

Cable TV	1.9%

Market Research	1.8%

Telecommunications	1.8%

Consumer Finance	1.7%

Education	1.5%

Grocery	1.3%

Hotels, Motels, Inns and Gaming	0.9%

Financial Services	0.8%

Beverage, Food, & Tobacco	0.8%

Machinery	0.7%

Infrastructure	0.7%

Durable Consumer Products	0.4%

Electronics	0.2%

Total Investments	100.0%

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited)

(in thousands except share and per share amounts)

Note 1. Organization

Apollo Investment Corporation (“Apollo Investment”, the “Company”, or “We”), a Maryland corporation organized on February 2, 2004, is a closed-end, non-diversified management investment company that has filed an election to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, or 1940 Act. In addition, for tax purposes we have elected to be treated as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended (the “Code”). Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in middle-market companies in the form of mezzanine and senior secured loans, each of which may include an equity component, and, to a lesser extent, by making direct equity investments in such companies.

Apollo Investment commenced operations on April 8, 2004 upon receiving net proceeds of $870 million from its initial public offering selling 62 million shares of its common stock at a price of $15.00 per share.

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

The significant accounting policies consistently followed by Apollo Investment are:

(a)	Security transactions are accounted for on the trade date;

(b)	Investments for which market quotations are readily available are valued at such market quotations unless they are deemed not to represent fair value; debt and equity securities that are not publicly traded or whose market prices are not readily available or whose market quotations are deemed not to represent fair value are valued at fair value as determined in good faith by or under the direction of our Board of Directors. Subordinated debt, senior secured debt and other debt securities with maturities greater than 60 days are valued by an independent pricing service, at the mean between the bid and ask prices from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer) or by an independent third party valuation firm. With respect to certain private equity securities, each investment is valued by independent third party valuation firms using methods that may, among other measures and as applicable, include comparisons of financial ratios of the portfolio companies that issued such private equity securities to peer companies that are public. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate our private equity valuation. Because we expect that there is no readily available market value for many of the investments in our portfolio, we expect to value such investments at fair value as determined in good faith by or under the direction of our Board of Directors pursuant to a valuation policy and a consistently applied valuation process utilizing the input of the investment adviser, independent valuation firms and the audit committee. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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

(c)	Investments purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates value.

(d)	Gains or losses on the sale of investments are calculated by using the specific identification method.

(e)	Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination and/or commitment fees associated with debt investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination and/or commitment fees are recorded as interest income. Structuring fees are recorded as other income when earned.

(f)	Apollo Investment intends to comply with the applicable provisions of the Internal Revenue Code of 1986, as amended, pertaining to regulated investment companies to make distributions of taxable income sufficient to relieve it from substantially all Federal income taxes. Apollo Investment, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. Apollo Investment will accrue excise tax on estimated excess taxable income as required.

(g)	Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified among Apollo Investment’s capital accounts annually. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from accounting principles generally accepted in the United States of America.

(h)	Dividends and distributions to common stockholders are recorded as of record date. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

(i)	The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included with the net realized and unrealized gain or loss from investments. The Company’s investments in foreign securities may involve certain risks such as foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments and therefore the earnings of the Company.

(j)	The Company may enter into forward exchange contracts in order to hedge against foreign currency risk. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled.

(k)	The Company records origination expenses related to its multi-currency credit facility as prepaid assets. These expenses are deferred and amortized using the straight-line method over the stated life of the facility.

(l)	The Company records registration expenses related to Shelf filings as prepaid assets. These expenses are charged as a reduction of capital upon utilization, in accordance with Section 8.24 of the AICPA Audit and Accounting Guide for Investment Companies.

(m)	Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, are likely to remain current.

(n)	In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes. FIN 48 is effective for financial statements issued for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation requires recognition of the impact of a tax position if that position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In addition, FIN 48 provides measurement guidance whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. At this time, we do not believe that FIN 48 has a material impact on the Company’s financial condition or results of operations. If the tax law requires interest and/or penalties to be paid on an underpayment of income taxes, interest and penalties will be classified as income taxes on our financial statements, if applicable.

(o)	In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements, which assists in clarifying the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Adoption of SFAS 157 requires the use of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. At this time, the Company is in the process of reviewing SFAS 157 against its current valuation policies to determine future applicability.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Note 3. Agreements

Apollo Investment has an Investment Advisory and Management Agreement with the Investment Adviser, Apollo Investment Management, L.P., under which the Investment Adviser, subject to the overall supervision of Apollo Investment’s Board of Directors, will manage the day-to-day operations of, and provide investment advisory services to, Apollo Investment. For providing these services, the Investment Adviser receives a fee from Apollo Investment, consisting of two components—a base management fee and an incentive fee. The base management fee is determined by taking the average value of Apollo Investment’s gross assets at the end of the two most recently completed calendar quarters calculated at an annual rate of 2.00%. The incentive fee has two parts, as follows: one part is calculated and payable quarterly in arrears based on Apollo Investment’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus Apollo Investment’s operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income does not include any realized capital gains computed net of all realized capital losses and unrealized capital depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of Apollo Investment’s net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7% annualized). Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 2% base management fee. Apollo Investment pays the Investment Adviser an incentive fee with respect to Apollo Investment’s pre-incentive fee net investment income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which Apollo Investment’s pre-incentive fee net investment income does not exceed the hurdle rate; (2) 100% of Apollo Investment’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter; and (3) 20% of the amount of Apollo Investment’s pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are appropriately pro rated for any period of less than nine months and adjusted for any share issuances or repurchases during the relevant quarter. The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Management Agreement, as-of the termination date), commencing on December 31, 2004, and will equal 20% of Apollo Investment’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the advisor.

For the three and six months ended September 30, 2007, the Investment Adviser received $14,850 and $27,846, respectively, in base investment advisory and management fees and $10,853 and $23,972, respectively, in performance-based net investment income incentive fees from Apollo Investment. The Company also reduced its net realized capital gains based incentive fee accrual for the quarter ended September 30, 2007 by $18,210. Total performance-based incentive fees accrued by the advisor during the three and six months ended September 30, 2007 were ($7,357) and $3,478, respectively. As of September 30, 2007, total management fees and performance-based incentive fees accrued but unpaid totaled $26,475, compared to $43,579 at March 31, 2007. For the three and six months ended September 30, 2006, the Investment Adviser received $9,668 and $18,144, respectively, in base investment advisory and management fees and $8,916 and $16,852, respectively, in performance-based net investment income incentive fees from Apollo Investment. The Company also accrued a net realized capital gains based incentive fee for the quarter ended September 30, 2006 of $1,852. Total performance-based incentive fees accrued by the advisor during the three and six months ended September 30, 2006 were $10,768 and $18,704, respectively. Changes in net realized gains/losses and changes in gross unrealized depreciation impact the net realized gain incentive fees accrued quarter to quarter. Such amount, if any, actually payable by the Company will be determined as of the end of the calendar year.

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

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

For the three and six months ended September 30, 2007, the Administrator was reimbursed $465 and $1,873, respectively, from Apollo Investment on the $693 and $2,154, respectively, of expenses accrued under the Administration Agreement. For the three and six months ended September 30, 2006, the Administrator was reimbursed $298 and $590, respectively, from Apollo Investment on the $533 and $1,501, respectively, of expenses accrued under the Administration Agreement.

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

Note 4. Net Asset Value Per Share

At September 30, 2007, the Company’s total net assets and net asset value per share were $2,200,219 and $18.44, respectively. This compares to total net assets and net asset value per share at March 31, 2007 of $1,849,748 and $17.87, respectively.

Note 5. Earnings (Loss) Per Share

The following information sets forth the computation of basic and diluted per share net increase (decrease) in net assets resulting from operations for the three and six months ended September 30, 2007 and September 30, 2006, respectively:

	Three months ended September 30, 2007	Three months ended September 30, 2006	Six months ended September 30, 2007	Six months ended September 30, 2006
Numerator for increase (decrease) in net assets per share resulting from operations:	$(23,176)	$81,266	$154,546	$152,422
Denominator for basic and diluted weighted average shares:	106,032,306	81,618,045	104,783,368	81,410,678

Basic and diluted net increase (decrease) in net assets per share resulting from operations:	$(0.22)	$1.00	$1.47	$1.87

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Note 6. Investments

Investments and cash equivalents consisted of the following as of September 30, 2007 and September 30, 2006, respectively:

	September 30, 2007		September 30, 2006
	Cost	Fair Value	Cost	Fair Value
Subordinated Debt/Corporate Notes	$1,683,342	$1,684,782	$1,296,611	$1,313,617
Preferred Equity	175,948	179,523	47,837	49,670
Common Equity/Partnership Interests	313,823	545,834	61,137	154,468
Warrants	3,514	11,194	1,601	4,955
Bank Debt/Senior Secured Loans	795,959	749,532	525,611	516,455
Cash Equivalents	693,741	693,732	648,072	648,072

Totals	$3,666,327	$3,864,597	$2,580,869	$2,687,237

Note 7. Foreign Currency Transactions and Translations

At September 30, 2007, the Company had outstanding non-U.S. borrowings on its $1.7 billion multicurrency revolving credit facility denominated in euros, pounds sterling, and Canadian dollars. Unrealized appreciation or depreciation on these outstanding borrowings is indicated in the table below:

Foreign Currency		Local Currency	Original Borrowing Cost	Current Value	Reset Date	Appreciation (Depreciation)
Pounds Sterling		£2,500	$4,957	$5,093	11/13/2007	$(136)

Canadian Dollar	C	$17,000	16,096	17,108	11/13/2007	(1,012)

Canadian Dollar	C	$29,700	25,161	29,888	11/16/2007	(4,727)

Euro		€42,500	56,599	60,441	11/21/2007	(3,842)

Euro		€45,000	60,581	63,997	11/23/2007	(3,416)

Euro		€45,525	55,071	64,743	11/23/2007	(9,672)

Canadian Dollar	C	$23,000	19,684	23,146	11/29/2007	(3,462)

Euro		€25,061	30,246	35,641	11/29/2007	(5,395)

Canadian Dollar	C	$22,500	19,189	22,643	12/5/2007	(3,454)

Euro		€3,000	4,037	4,266	12/10/2007	(229)

Euro		€140,000	188,503	199,101	12/28/2007	(10,598)

Pounds Sterling		£6,750	13,265	13,752	12/28/2007	(487)

Totals			$493,389	$539,819		$(46,430)

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

At March 31, 2007, the Company had outstanding non-US borrowings on its $1.7 billion multicurrency revolving credit facility denominated in euros, pounds sterling, and Canadian dollars. Unrealized appreciation or depreciation on these outstanding borrowings is indicated in the table below:

Foreign Currency		Local Currency	Original Borrowing Cost	Current Value	Reset Date	Unrealized Appreciation (Depreciation)
Euro		€1,000	$1,330	$1,331	4/23/2007	$(1)

Canadian Dollar	C	$29,700	25,161	25,744	5/16/2007	(583)

Euro		€58,050	74,664	77,273	5/21/2007	(2,609)

Euro		€42,500	56,599	56,574	5/21/2007	25

Euro		€45,525	55,071	60,601	5/22/2007	(5,530)

Euro		€25,061	30,246	33,360	5/29/2007	(3,114)

Canadian Dollar	C	$23,000	19,684	19,937	5/29/2007	(253)

Canadian Dollar	C	$22,500	19,189	19,503	6/20/2007	(314)

British Pound		£6,750	13,265	13,239	6/23/2007	26

Totals			$295,209	$307,562		$(12,353)

Note 8. Expense Offset Arrangement

The Company benefits from an expense offset arrangement with JPMorgan Chase Bank, N.A. (“custodian bank”) whereby the Company earns credits on any uninvested cash balances held by the custodian bank. These credits are typically applied by the custodian bank as a reduction of the monthly custody fees charged to the Company. The total amount of credits earned during the three and six months ended September 30, 2007 is $86 and $147, respectively. The total amount of credits earned during the three and six months ended September 30, 2006 is $50 and $65, respectively.

Note 9. Cash Equivalents

Pending investment in longer-term portfolio holdings, Apollo Investment makes temporary investments in U.S. Treasury bills (of varying maturities) and repurchase agreements as outlined in our prospectus. These temporary investments are deemed cash equivalents by us and are included in our Schedule of Investments. At the end of each fiscal quarter, the Apollo Investment typically takes proactive steps to prospectively preserve investment flexibility in the next quarter which is assessed against Apollo Investment’s total assets at its most recent quarter end. Apollo Investment can accomplish this in many ways including its current practice of purchasing U.S. Treasury bills and closing out its position on a net cash basis subsequent to quarter end. Apollo Investment may also utilize repurchase agreements or other balance sheet transactions as it deems appropriate for this purpose and these amounts are excluded from total assets for purposes of computing the asset base upon which the management fee is determined. U.S. Treasury bills with maturities of greater than 60 days from the time of purchase are marked-to-market as per our valuation policy. U.S. Treasury bills settle “regular way” on trade date plus one.

Note 10. Repurchase Agreements

The Company enters into repurchase agreements as part of its investment program. The Company’s custodian takes possession of collateral pledged by the counterparty. The collateral is marked-to-market daily to ensure that the value, plus accrued interest, is at least equal to the repurchase price. In the event of default of the obligor to repurchase, the Company has the right to liquidate the collateral and apply the proceeds in satisfaction of the obligation. Under certain circumstances, in the event of default or bankruptcy by the counterparty to the agreement, realization and/or retention of the collateral or proceeds may be subject to legal proceedings. There were no repurchase agreements outstanding at September 30, 2007 or March 31, 2007.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

Note 11. Financial Highlights

The following is a schedule of financial highlights for the six months ended September 30, 2007 and the year ended March 31, 2007:

	Six months ended September 30, 2007	Year ended March 31, 2007
	(unaudited)
Per Share Data:
Net asset value, beginning of period	$17.87	$15.15

Net investment income	1.11	1.49
Net realized and unrealized gain	0.39	2.11

Net increase in net assets resulting from operations	1.50	3.60
Dividends to shareholders (1)	(1.02)	(1.96)
Effect of anti-dilution	0.10	1.09
Offering costs	(0.01)	(0.01)

Net asset value at end of period	$18.44	$17.87

Per share market value at end of period	$20.80	$21.40
Total return (2)	1.93%	31.70%
Shares outstanding at end of period	119,299,947	103,507,766

Ratio/Supplemental Data:
Net assets at end of period (in millions)	$2,200.2	$1,849.7

Ratio of net investment income to average net assets	6.01%	9.09%

Ratio of operating expenses to average net assets*	1.86%	7.73%
Ratio of credit facility related expenses to average net assets	1.17%	2.49%

Ratio of total expenses to average net assets*	3.03%	10.22%

Average debt outstanding	$694,629	$580,209
Average debt per share	$6.63	$6.76
Portfolio turnover ratio	18.1%	43.8%

(1)	Dividends and distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under accounting principles generally accepted in the United States of America.
(2)	Total return is based on the change in market price per share during the respective periods. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan. Total return is not annualized.
*	For the six months ended September 30, 2007, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is 1.86% and 3.03%, respectively, inclusive of the expense offset arrangement (see Note 8). For the year ended March 31, 2007, the ratios were 7.72% and 10.21%, respectively.

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

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2008 (through September 30, 2007)	$834,320	$3,637	$—	N/A
Fiscal 2007	492,312	4,757	—	N/A
Fiscal 2006	323,852	4,798	—	N/A
Fiscal 2005	0	0	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented (in 000’s).
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, as senior securities are not registered for public trading.

Note 12. Credit Agreement and Borrowings

Under the terms of the amended and restated Credit Agreement dated March 31, 2006 (the “Facility”), the lenders agreed to extend credit to Apollo Investment in an aggregate principal or face amount not exceeding $1.25 billion at any one time outstanding. The amended Facility also permits Apollo Investment to seek additional commitments from new and existing lenders in the future, up to an aggregate amount not to exceed $2 billion. In February 2007, we increased total commitments to $1.7 billion. The Facility is a five-year revolving facility (with a stated maturity date of April 14, 2011) and is secured by substantially all of the assets in Apollo Investment’s portfolio, including cash and cash equivalents. Pricing is set at 100 basis points over LIBOR. The Facility contains affirmative and restrictive covenants, including: (a) periodic financial reporting requirements, (b) maintaining minimum shareholders’ equity of the greater of (i) 40% of the total assets of Apollo Investment and its subsidiaries as at the last day of any fiscal quarter and (ii) the sum of (A) $300 million plus (B) 25% of the net proceeds from the sale of equity interests in Apollo Investment after the closing date of the Facility, (c) maintaining a ratio of total assets, less total liabilities (other than indebtedness) to total indebtedness, in each case of Apollo Investment and its subsidiaries, of not less than 2.0:1.0, (d) maintaining minimum liquidity, (e) limitations on the incurrence of additional indebtedness, (f) limitations on liens, (g) limitations on investments (other than in the ordinary course of Apollo Investment’s business), (h) limitations on mergers and disposition of assets (other than in the normal course of Apollo Investment’s business activities) and (i) limitations on the creation or existence of agreements that permit liens on properties of Apollo Investment’s subsidiaries. In addition to the asset coverage ratio described in clause (c) of the preceding sentence, borrowings under the Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in Apollo Investment’s portfolio. The Facility currently provides for the ability of Apollo Investment to seek additional commitments from lenders in an aggregate amount of up to $300 million. The Facility is used to supplement Apollo Investment’s equity capital to make additional portfolio investments and for other general corporate purposes.

The average debt outstanding on the Facility was $694,629 and $487,105 for the six months ended September 30, 2007 and 2006, respectively. The weighted average annual interest cost for the six months ended September 30, 2007 was 6.01%, exclusive of 0.51% for commitment fees and for other prepaid expenses related to establishing the credit facility. The weighted average annual interest cost for the six months ended September 30, 2006 was 5.12%, exclusive of 0.54% for commitment fees and for other prepaid expenses related to establishing the Facility. This weighted average annual interest cost reflects the average interest cost for all borrowings, including EURIBOR, CAD LIBOR, GBP LIBOR and USD LIBOR. The maximum amount borrowed during the six months ended September 30, 2007 and 2006 was $1,075,565 and $671,318, respectively. The remaining amount available under the facility was $865,680 at September 30, 2007. At September 30, 2007, the Company was in compliance with all financial and operational covenants required by the Facility.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Apollo Investment Corporation

We have reviewed the accompanying statements of assets and liabilities of Apollo Investment Corporation (the “Company”) as of September 30, 2007 and March 31, 2007, including the schedules of investments, the related statements of operations for the three and six month periods ended September 30, 2007 and September 30, 2006, and of cash flows for the six month periods ended September 30, 2007 and September 30, 2006 and the statements of changes in net assets for the six month period ended September 30, 2007 and for the year ended March 31, 2007. These interim financial statements are the responsibility of the Company’s management.

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

November 5, 2007

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

OVERVIEW

Apollo Investment was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a BDC under the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended. Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. Apollo Investment commenced operations on April 8, 2004 upon completion of its initial public offering that raised $870 million in net proceeds selling 62 million shares of its common stock at a price of $15.00 per share.

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

Portfolio and Investment Activity

During the three months ended September 30, 2007, we invested $454.1 million across 7 new and 5 existing portfolio companies. This compares to investing $493.8 million in 6 new and 6 existing portfolio companies for the three months ended September 30, 2006. Investments sold or prepaid during the three months ended September 30, 2007 totaled $141.9 million versus $287.3 million for the three months ended September 30, 2006.

At September 30, 2007, our net portfolio consisted of 67 portfolio companies and was invested 53% in subordinated debt, 6% in preferred equity, 17% in common equity and warrants and 24% in senior secured loans versus 51 portfolio companies invested 64% in subordinated debt, 3% in preferred equity, 8% in common equity and warrants, and 25% in senior secured loans at September 30, 2006.

The weighted average yields on our subordinated debt portfolio, senior secured loan portfolio and total debt portfolio were 13.1%, 11.9% and 12.7%, respectively, at September 30, 2007 versus 13.5%, 12.8% and 13.3%, respectively, at September 30, 2006.

Senior secured loans and European mezzanine loans typically accrue interest at variable rates determined on the basis of a benchmark: LIBOR, EURIBOR, GBP LIBOR, or the prime rate, with stated maturities at origination that typically range from 5 to 10 years. While subordinated debt issued within the United States will typically accrue interest at fixed rates, some of these investments may include zero-coupon, PIK and/or step bonds that accrue income on a constant yield to call or maturity basis. At September 30, 2007, 58% or $1.5 billion of our interest-bearing portfolio is fixed rate and 42% or $1.1 billion is floating rate. At September 30, 2006, 57% or $1.1 billion of our interest-bearing portfolio is fixed rate debt and 43% or $808.1 million is floating rate debt.

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

Valuation of Portfolio Investments

As a business development company, we generally invest in illiquid securities including debt and equity securities of middle market companies. Under procedures established by our Board of Directors, we value investments, including certain subordinated debt, senior secured debt and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations unless they are deemed not to represent fair value. We obtain market quotations from independent pricing services or use the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). From time to time, we may also utilize independent third party valuation firms to determine fair value if and when such market quotations are deemed not to represent fair value. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by or under the direction of our Board of Directors. Such determination of fair values may involve subjective judgments and estimates. Investments purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates value. With respect to unquoted securities, our board of directors, together with our independent valuation advisers value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, our board, together with our independent valuation advisers consider the pricing indicated by the external event to corroborate and/or assist us in our valuation. Because we expect that there will not be a readily available market for many of the investments in our portfolio, we expect to value many of our portfolio investments at fair value as determined in good faith by or under the direction of our Board of Directors pursuant to a valuation policy and a consistently applied valuation process utilizing the input of the investment adviser, independent valuation firms and the audit committee. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available fair market value, the value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements, which assists in clarifying the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Adoption of SFAS 157 requires the use of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. At this time, the Company is in the process of reviewing SFAS 157 against its current valuation policies to determine future applicability.

Revenue Recognition

We record interest and dividend income on an accrual basis to the extent that we expect to collect such amounts. For loans and securities with contractual PIK interest or dividends, which represents contractual interest or dividends accrued and added to the loan balance that generally becomes due at maturity, we may not accrue PIK income if the portfolio company valuation indicates that the PIK income is not collectible. We do not accrue as a receivable interest or dividends on loans and securities if we have reason to doubt our ability to collect such income. Loan origination fees, original issue discount, and market discount are capitalized and then we amortize such amounts as interest income. Upon the prepayment of a loan or security, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and securities as interest income when we receive such amounts.

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

Results of Operations

Results comparisons are for the three and six months ended September 30, 2007 and September 30, 2006.

Investment Income

For the three and six months ended September 30, 2007 and September 30, 2006, gross investment income totaled $86.1 million and $175.0 million, respectively, as compared to $63.9 million and $119.8 million for the comparative periods a year earlier. The increase in investment income for the three and six months ended September 30, 2007 was primarily due to the continued growth of our investment portfolio as compared to the previous period. Origination and commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans and accelerated into interest income upon exit, as applicable.

Expenses

For the three and six months ended September 30, 2007, net expenses totaled $24.4 million and $58.6 million, respectively. Included in net expenses were base management fees and performance based incentive fees totaling $7.5 million and $31.3 million, interest and other credit facility related expenses totaling $15.1 million and $22.7 million, and general and administrative expenses totaling $1.8 million and $4.6 million, respectively, for the three and six months ended September 30, 2007. For the comparative three and six month periods a year earlier, net expenses totaled $30.1 million and $54.2 million, respectively. Included in net expenses were base management fees and performance based incentive fees totaling $20.4 million and $36.8 million, interest and other credit facility related expenses totaling $8.2 million and $13.8 million, and general and administrative expenses totaling $1.5 million and $3.6 million, respectively, for the three and six months ended September 30, 2006. Expenses consist of base investment advisory and management fees, performance based incentive fees, insurance expenses, administrative services expenses, professional fees, directors’ fees, audit and tax services expenses, and other general and administrative expenses. A general increase in net expenses was primarily due to an increase in base management fees as well as an increase in other general and administrative expenses related to the growth of our investment portfolio as compared to the previous period. Expense increases were offset by a reduction in the accrual for the net realized capital gain incentive fee during the quarter.

Net Investment Income

The Company’s net investment income totaled $61.6 million and $116.4 million or $0.58 per share and $1.11 per share, respectively, for the three and six months ended September 30, 2007. For the three and six months ended September 30, 2006, net investment income totaled $33.8 million and $65.6 million or $0.41 per share and $0.81 per share, respectively.

Net Realized Gains/Losses

The Company had investment sales and prepayments totaling $141.9 million and $488.8 million, respectively, for the three and six months ended September 30, 2007. For the three and six months ended September 30, 2006, investment sales and prepayments totaled $287.3 million and $411.4 million, respectively. Net realized losses for the three and six months ended September 30, 2007 were $0.9 million and $21.6 million versus net realized gains of $29.7 million and $26.7 million, respectively, for the three and six months ended September 30, 2006. For the six months ended September 30, 2007, $20.1 million of the $21.6 million in losses was previously recognized as unrealized losses on our interest in Diam International.

Net Unrealized Appreciation (Depreciation) on Investments, Cash Equivalents and Foreign Currencies

For the three and six months ended September 30, 2007, the Company’s investments, cash equivalents, foreign currencies and other assets and liabilities had a net decrease in appreciation of $83.9 million and a net increase in appreciation of $59.8 million, respectively. For the three and six months ended September 30, 2006, the Company’s investments, cash equivalents, foreign currencies and other assets and liabilities had a net increase in appreciation of $17.7 million and $60.1 million, respectively. At September 30, 2007, net unrealized appreciation totaled $152.1 million versus $98.4 million at September 30, 2006.

Net Increase/Decrease in Net Assets From Operations

For the three months ended September 30, 2007, the Company had a net decrease in net assets resulting from operations of $23.2 million. For the six months ended September 30, 2007, the Company had a net increase in net assets resulting from operations of $154.5 million. For the three and six months ended September 30, 2006, the Company had a net increase in net assets resulting from operations of $81.3 million and $152.4 million, respectively. On a weighted average per share basis, there was a loss of $0.22 and an increase of $1.47, respectively, for the three and six months ended September 30, 2007 versus an increase of $1.00 and $1.87 per share, respectively, for the three and six months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

On September 18, 2007, the Company closed on its most recent public offering of common stock selling 14.95 million shares of common stock at $20.00 per share raising approximately $285.5 million in net proceeds. The Company’s liquidity and capital resources are also generated and available through its senior secured, multi-currency $1.7 billion, five-year, revolving credit facility maturing in April 2011 as well as from cash flows from operations, investment sales and prepayments of senior and subordinated loans and income earned from investments and cash equivalents. At September 30, 2007, the Company has $834 million in borrowings outstanding and had $866 million available for its use. In the future, the Company may raise additional equity or debt capital off its shelf registration or may securitize a portion of its investments. The primary use of funds will be investments in portfolio companies, cash distributions to our shareholders and for other general corporate purposes.

	Payments due by Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Revolving Credit Facility (1)	$834	$—	$—	$834	$—

(1)	At September 30, 2007, $866 million remained unused under our senior secured revolving credit facility.

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

Off-Balance Sheet Arrangements

On February 28, 2007, the Company entered into Senior Secured Term Loan agreements with Gray Wireline Service Inc., resulting in investments of $40 million in a First Out Term Loan and $70 million in a Second Out Term Loan. In connection with the transaction, the Company also committed to $27.5 million of additional delay draw commitments under the term loans subject to various contingencies and draw down tests. As of September 30, 2007, the Company has $20.0 million of delay draw commitments remaining.

At September 30, 2007, we did not have any additional off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than the investment advisory and management agreement and the administration agreement described above.

Dividends

Dividends paid to stockholders for the three and six months ended September 30, 2007 totaled $54.0 million or $0.52 per share versus $106.8 million or $1.03 per share, respectively. For the three and six months ended September 30, 2006, dividends totaled $38.4 million or $0.47 per share and $74.9 million or $0.92 per share, respectively. Tax characteristics of all dividends will be reported to shareholders on Form 1099 after the end of the calendar year.

We intend to continue to distribute quarterly dividends to our stockholders. Our quarterly dividends, if any, will be determined by our board of directors.

We have elected to be taxed as a RIC under Subchapter M of the Code. To maintain our RIC status, we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.

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

With respect to the dividends paid to shareholders, income from origination, commitment and certain other upfront fees associated with investments in portfolio companies is treated as taxable income and accordingly, distributed to shareholders. For the three and six months ended September 30, 2007, we received upfront fees totaling $0.0 million and $0.1 million, which are being amortized into income over the lives of their respective loans. For the three and six months ended September 30, 2006, we received upfront fees totaling $0.8 million and $3.5 million, respectively.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. During the six months ended September 30, 2007, many of the loans in our portfolio had floating interest rates. These loans are usually based on a floating LIBO rate and typically have durations of one to six months after which they reset to current market interest rates. As the percentage of our U.S. mezzanine and other subordinated loans increase as a percentage of our total investments, we expect that more of the loans in our portfolio will have fixed rates. Accordingly, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the six months ended September 30, 2007, we did not engage in interest rate hedging activities.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2007 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financing reporting that occurred during the second quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We, Apollo Investment Management and Apollo Investment Administration are not currently subject to any material pending legal proceedings.

Item 1A.	Risk Factors

A restated description of the risk factors associated with our business is set forth below. This description includes any changes (whether or not material) to, and supersedes, the description of the risk factors associated with our business previously discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, as amended by the description of the risk factors associated with our business previously discussed in Part I, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

We can offer no assurance that we will be able to replicate our own success or the success of Apollo’s private funds and our investment returns could be substantially lower than the returns achieved by those private funds.

Even though AIM is led by senior investment professionals of Apollo who apply the value-oriented philosophy and techniques used by the Apollo investment professionals in their private fund investing, our investment strategies and objective differ from those of other private funds that are or have been managed by the Apollo investment professionals. Further, investors in Apollo Investment are not acquiring an interest in other Apollo funds. Further, while Apollo Investment may consider potential co-investment participation in portfolio investments with other Apollo funds, any such investment activity is subject to a number of limitations, including applicable allocation policies and regulatory limitations on certain types of co-investment activity. Certain types of negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. There can be no assurance that any such order will be obtained. Accordingly, we can offer no assurance that Apollo Investment will replicate Apollo’s historical success, and we caution you that our investment returns could be substantially lower than the returns achieved by those private funds. Finally, we can offer no assurance that AIM will be able to continue to implement our investment objective with the same degree of success as it has in the past or that shares of our common stock will continue to trade at the current level.

We are dependent upon Apollo Investment Management’s key personnel for our future success and upon their access to Apollo’s investment professionals and partners.

We depend on the diligence, skill and network of business contacts of the senior management of AIM. Members of our senior management may depart at any time. For a description of the senior management team, see “Management.” We also depend, to a significant extent, on AIM’s access to the investment professionals and partners of Apollo and the information and deal flow generated by the Apollo investment professionals in the course of their investment and portfolio management activities. The senior management of AIM evaluates, negotiates, structures, closes and monitors our investments. Our future success depends on the continued service of the senior management team of AIM. The departure of any directors or any senior managers of AIM, or of a significant number of the investment professionals or partners of Apollo, could have a material adverse effect on our ability to achieve our investment objective. In addition, we can offer no assurance that AIM will remain our investment adviser or that we will continue to have access to Apollo’s partners and investment professionals or its information and deal flow.

Our financial condition and results of operation depend on our ability to manage future growth effectively.

Our ability to achieve our investment objective depends, in part, on our ability to grow, which depends, in turn, on AIM’s ability to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of AIM’s structuring of the investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. The senior management team of AIM has substantial responsibilities under the investment advisory and management agreement, as well as in connection with their roles as officers of other Apollo funds.

They may also be called upon to provide managerial assistance to our portfolio companies as principals of our administrator. These demands on their time may distract them or slow the rate of investment. In order to grow, we and AIM need to hire, train, supervise and manage new employees. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly competitive market for investment opportunities.

A number of entities compete with us to make the types of investments that we make. We compete with public and private funds, commercial and investment banks, commercial financing companies, and, to the extent they provide an alternative form of financing, private equity funds. Additionally, because competition for investment opportunities generally has increased among alternative investment vehicles, such as hedge funds, those entities have begun to invest in areas they have not traditionally invested in. As a result of these new entrants, competition for investment opportunities has intensified and we expect that trend to continue. Some of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this existing and increasing competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

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

Any failure on our part to maintain our status as a BDC would reduce our operating flexibility.

If we do not remain a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility.

We will be subject to corporate-level income tax if we are unable to qualify as a RIC.

To qualify as a RIC under the Code, we must meet certain source-of-income, asset diversification and annual distribution requirements. The annual distribution requirement for a RIC is satisfied if we distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders on an annual basis. To the extent we use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments are in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate-level taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders.

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

Regulations governing our operation as a BDC affect our ability to, and the way in which we raise additional capital.

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

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

In addition to issuing securities to raise capital as described above, we may in the future seek to securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly owned subsidiary and contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who we would expect to be willing to accept a substantially lower interest rate than the loans earn. We would retain all or a portion of the equity in the securitized pool of loans. Our retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses. Accordingly, if the pool of loans experienced a low level of losses due to defaults, we would earn an incremental amount of income on our retained equity but we would be exposed, up to the amount of equity we retained, to that proportion of any losses we would have experienced if we had continued to hold the loans in our portfolio. We would not treat the debt issued by such a subsidiary as senior securities. An inability to successfully securitize our loan portfolio could limit our ability to grow our business and fully execute our business strategy, and could decrease our earnings, if any. Moreover, the successful securitization of our loan portfolio might expose us to losses as the residual loans in which we do not sell interests may tend to be those that are riskier and more apt to generate losses.

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

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. Our lenders have fixed dollar claims on our consolidated assets that are superior to the claims of our common stockholders or any preferred stockholders. If the value of our consolidated assets increases, then leveraging would cause the net asset value to increase more sharply than it would have had we not leveraged. Conversely, if the value of our consolidated assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our consolidated income in excess of consolidated interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our consolidated income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments. Leverage is generally considered a speculative investment technique.

We may in the future determine to fund a portion of our investments with preferred stock, which would magnify the potential for gain or loss and the risks of investing in us in the same way as our borrowings.

Preferred stock, which is another form of leverage, has the same risks to our common stockholders as borrowings because the dividends on any preferred stock we issue must be cumulative. Payment of such dividends and repayment of the liquidation preference of such preferred stock must take preference over any dividends or other payments to our common stockholders, and preferred stockholders are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference.

Changes in interest rates may affect our cost of capital and net investment income.

Because we borrow money, and may issue preferred stock to finance investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay dividends on preferred stock and the rate at which we invest these funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase except to the extent we issue fixed rate debt or preferred stock, which could reduce our net investment income. Our long-term fixed-rate investments are financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have adversely affected our net income over a one-year horizon. Although management believes that this is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

You should also be aware that a rise in the general level of interest rates can be expected to lead to higher interest rates we receive on many of our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase in the amount of incentive fees payable to our investment adviser with respect to pre-incentive fee net investment income.

We need to raise additional capital to grow because we must distribute most of our income.

We may need additional capital to fund growth in our investments. We have issued equity securities and have borrowed from financial institutions. A reduction in the availability of new capital could limit our ability to grow. We must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders to maintain our regulated investment company status. As a result, such earnings are not available to fund investment originations. We expect to continue to borrow from financial institutions and issue additional debt and equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. In addition, as a BDC, we are generally required to maintain a ratio of at least 200% of total assets to total borrowings and preferred stock, which may restrict our ability to borrow or issue additional preferred stock in certain circumstances.

Many of our portfolio investments are recorded at fair value as determined in good faith by or under the direction of our board of directors and, as a result, there is uncertainty as to the value of our portfolio investments.

A large percentage of our portfolio investments are not publicly traded. The fair value of these investments may not be readily determinable. We value these investments quarterly at fair value as determined in good faith by or under the direction of our board of directors pursuant to a valuation policy and a consistently applied valuation process utilizing the input of our investment adviser, independent valuation firms and the audit committee. Our board of directors utilizes the services of several independent valuation firms to aid it in determining the fair value of these investments. The types of factors that may be considered in fair value pricing of these investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a readily available market for these investments existed and may differ materially from the amounts we realize on any disposition of such investments. Our net asset value could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon the disposal of such investments.

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

We may experience fluctuations in our periodic results.

We could experience fluctuations in our periodic operating results due to a number of factors, including the interest rates payable on the debt securities we acquire, the default rate on such securities, the level of our expenses (including the interest rates payable on our borrowings, the dividends rates on preferred stock we issue, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

There are significant potential conflicts of interest which could adversely affect our investment returns.

Our executive officers and directors, and the partners of our investment adviser, AIM, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. Moreover, we note that, notwithstanding the difference in principal investment objectives between us and other Apollo funds, such other Apollo sponsored funds, including new affiliated potential pooled investment vehicles or managed accounts not yet established, have and may from time to time have overlapping investment objectives with us and, accordingly, invest in, whether principally or secondarily, asset classes similar to those targeted by us. To the extent such other investment vehicles have overlapping investment objectives, the scope of opportunities otherwise available to us may be adversely affected and/or reduced. As a result, the partners of AIM may face conflicts in their time management and commitments as well as in the allocation of investment opportunities to other Apollo funds. In addition, in the event such investment opportunities are allocated among ourselves and other investment vehicles affiliated with AIM, our desired investment portfolio may be adversely affected. Although AIM endeavors to allocate investment opportunities in a fair and equitable manner, it is possible that we may not be given the opportunity to participate in certain investments made by investment funds managed by investment managers affiliated with AIM.

There are no information barriers amongst Apollo and certain of its affiliates. If AIM were to receive material non-public information about a particular company, or have an interest in investing in a particular company, Apollo or certain of its affiliates may be prevented from investing in such company. Conversely, if Apollo or certain of its affiliates were to receive material non-public information about a particular company, or have an interest in investing in a particular company, we may be prevented in investing in such company.

AIM and its affiliates and investment managers may determine that an investment is appropriate both for us and for one or more other funds. In such event, depending on the availability of such investment and other appropriate factors, AIM may determine that we should invest on a side-by-side basis with one or more other funds. We may make all such investments subject to compliance with applicable regulations and interpretations, and our allocation procedures. In certain circumstances negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. There can be no assurance that any such order will be obtained.

In the course of our investing activities, we pay management and incentive fees to AIM, and reimburse AIM for certain expenses it incurs. As a result, investors in our common stock invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in, among other things, a lower rate of return than one might achieve through direct investments. As a result of this arrangement, there may be times when the management team of AIM has interests that differ from those of our common stockholders, giving rise to a conflict.

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

We have entered into a royalty-free license agreement with Apollo, pursuant to which Apollo has agreed to grant us a non-exclusive license to use the name “Apollo.” Under the license agreement, we have the right to use the “Apollo” name for so long as AIM or one of its affiliates remains our investment adviser. In addition, we rent office space from AIA, an affiliate of AIM, and pay Apollo Administration our allocable portion of overhead and other expenses incurred by AIA in performing its obligations under the administration agreement, including our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staffs, which can create conflicts of interest that our board of directors must monitor.

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

Our ability to invest in public companies may be limited in certain circumstances.

As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). If we invest in an issuer that, at the time we make the investment, has outstanding securities listed on a national securities exchange, these acquired assets cannot in certain circumstances be treated as qualifying assets. This treatment results from the definition of “eligible portfolio company” under the 1940 Act, which in part looks to whether a company has outstanding securities that are listed on a national securities exchange.

Our portfolio is concentrated in a limited number of portfolio companies, which subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt securities.

A consequence of the limited number of investments in our portfolio is that the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Beyond our income tax diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.

Our investments in prospective portfolio companies may be risky, and you could lose all or part of your investment.

Investment in middle-market companies involves a number of significant risks. Middle-market companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment. In addition, they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Middle-market companies are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us. Middle-market companies also generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and our investment adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies.

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

We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. We have the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities, or because we are inhibited by compliance with BDC requirements or the desire to maintain our tax status.

When we do not hold controlling equity interests in our portfolio companies, we may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

As of March 31, 2007, we had not taken controlling equity positions in our portfolio companies. Subsequently we have taken a controlling interest in one portfolio company representing more than 5% of our net assets. To the extent that we do not hold a controlling equity interest in a portfolio company, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and the stockholders and management of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company, and may therefore suffer a decrease in the value of our investments.

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

If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Also, privately-held companies frequently have less diverse product lines and smaller market presence than public company competitors, which often are larger. These factors could affect our investment returns.

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

Our incentive fee may induce AIM to make certain investments, including speculative investments.

The incentive fee payable by us to AIM may create an incentive for AIM to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to AIM is determined, which is calculated as a percentage of the return on invested capital, may encourage our investment adviser to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor the holders of our common stock, including investors in offerings of common stock, securities convertible into our common stock or warrants representing rights to purchase our common stock or securities convertible into our common stock pursuant to this prospectus. In addition, AIM receives the incentive fee based, in part, upon net capital gains realized on our investments. Unlike the portion of the incentive fee based on income, there is no hurdle rate applicable to the portion of the incentive fee based on net capital gains. As a result, AIM may have a tendency to invest more in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

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

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds, and, to the extent we so invest, will bear our ratable share of any such investment company’s expenses, including management and performance fees. We will also remain obligated to pay management and incentive fees to AIM with respect to the assets invested in the securities and instruments of other investment companies. With respect to each of these investments, each of our common stockholders will bear his or her share of the management and incentive fee of AIM as well as indirectly bearing the management and performance fees and other expenses of any investment companies in which we invest.

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

RISKS RELATED TO ISSUANCE OF OUR PREFERRED STOCK

An investment in our preferred stock should not constitute a complete investment program.

If we issue preferred stock, the net asset value and market value of our common stock may become more volatile.

We cannot assure that the issuance of preferred stock would result in a higher yield or return to the holders of the common stock. The issuance of preferred stock would likely cause the net asset value and market value of the common stock to become more volatile. If the dividend rate on the preferred stock were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of the common stock would be reduced. If the dividend rate on the preferred stock were to exceed the net rate of return on our portfolio, the leverage would result in a lower rate of return to the holders of common stock than if we had not issued preferred stock. Any decline in the net asset value of our investments would be borne entirely by the holders of common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of common stock than if we were not leveraged through the issuance of preferred stock. This greater net asset value decrease would also tend to cause a greater decline in the market price for the common stock. We might be in danger of failing to maintain the required asset coverage of the preferred stock or of losing our ratings on the preferred stock or, in an extreme case, our current investment income might not be sufficient to meet the dividend requirements on the preferred stock. In order to counteract such an event, we might need to liquidate investments in order to fund a redemption of some or all of the preferred stock. In addition, we would pay (and the holders of common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, including higher advisory fees if our total return exceeds the dividend rate on the preferred stock. Holders of preferred stock may have different interests than holders of common stock and may at times have disproportionate influence over our affairs.

Holders of any preferred stock we might issue would have the right to elect members of the board of directors and class voting rights on certain matters.

Holders of any preferred stock we might issue, voting separately as a single class, would have the right to elect two members of the board of directors at all times and in the event dividends become two full years in arrears would have the right to elect a majority of the directors until such arrearage is completely eliminated. In addition, preferred stockholders have class voting rights on certain matters, including changes in fundamental investment restrictions and conversion to open-end status, and accordingly can veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies, might impair our ability to maintain its qualification as a RIC for federal income tax purposes. While we would intend to redeem our preferred stock to the extent necessary to enable us to distribute our income as required to maintain our qualification as a RIC, there can be no assurance that such actions could be effected in time to meet the tax requirements.

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

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. Finally, if more stockholders opt to receive cash dividends rather than participate in our dividend reinvestment plan, we may be forced to liquidate some of our investments and raise cash in order to make dividend payments.

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

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or business development companies;

•	loss of RIC status;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio of investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	departure of AIM’s key personnel;

•	operating performance of companies comparable to us;

•	general economic trends and other external factors; and

•	loss of a major funding source.

We may allocate the net proceeds from this offering in ways with which you may not agree.

We have significant flexibility in investing the net proceeds of this offering and may use the net proceeds from this offering in ways with which you may not agree or for purposes other than those contemplated at the time of the offering.

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

On August 7, 2007, Apollo Investment Corporation held its 2007 Annual Meeting of Stockholders in New York, N.Y. for the purpose of considering and voting upon the election of Directors and ratifying the selection of an independent registered public accounting firm. Votes were cast as follows:

Nominee	For	Withheld	Abstain
Elliot Stein Jr.	87,630,032	1,848,538	—
Bradley J. Wechsler	88,095,429	1,383,141	—

Ratify the selection of PricewaterhouseCoopers LLP	89,097,872	224,326	156,372

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1	Articles of Amendment and Restatement, as amended (1)

3.2	Amended and Restated Bylaws (5)

4.1	Form of Stock Certificate (3)

10.1	Investment Advisory Management Agreement between Registrant and Apollo Investment Management, L.P. (2)

10.1(b)	Supplement to the Investment Advisory Management Agreement between Registrant and Apollo Investment Management, L.P. (5)

10.2	Administration Agreement between Registrant and Apollo Investment Administration, LLC (2)

10.3	Dividend Reinvestment Plan (3)

10.4	Custodian Agreement (3)

10.5	License Agreement between the Registrant and Apollo Management, L.P. (2)

10.6	Form of Transfer Agency and Service Agreement (2)

10.7	Amended and Restated Senior Secured Revolving Credit Agreement (4)

22.1	Proxy Statement (6)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Filed herewith.
(1)	Incorporated by reference from the Registrant’s post-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on August 14, 2006.
(2)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 3 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 1, 2004.
(3)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on March 12, 2004.
(4)	Incorporated by reference from the Registrant’s Form 8-K filed on April 4, 2006.
(5)	Incorporated by reference from the Registrant’s Form 10-K filed on June 12, 2006.
(6)	Incorporated by reference from the Registrant’s 14A filed on July 3, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 6, 2007.

APOLLO INVESTMENT CORPORATION

By:	/s/ JOHN J. HANNAN
John J. Hannan
Chief Executive Officer and Director

By:	/s/ RICHARD L. PETEKA
Richard L. Peteka
Chief Financial Officer and Treasurer