Form 10-Q
period 2007-12-31
APOLLO INVESTMENT CORP
filed 2008-02-05
CIK 1278752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended December 31, 2007

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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of February 1, 2008 was 119,299,947.

APOLLO INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2007

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Apollo Investment”, “Company”, “AIC”, “Fund”, “we”, “us” and “our” refer to Apollo Investment Corporation unless the context otherwise states.

Item 1.	Financial Statements

APOLLO INVESTMENT CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share amounts)

	December 31, 2007 (unaudited)	March 31, 2007
Assets
Non-controlled/non-affiliated investments, at value (cost - $3,004,315 and $2,244,400, respectively)	$3,048,476	$2,348,981
Controlled investments, at value (cost - $247,400 and $0, respectively)	247,400	—
Cash equivalents, at value (cost - $821,608 and $1,089,792, respectively)	821,608	1,089,792
Cash	11,324	7,326
Foreign currency (cost - $2,860 and $832, respectively)	2,860	834
Interest receivable	36,780	35,217
Receivable for investments sold	—	28,248
Dividends receivable	18,291	6,987
Prepaid expenses and other assets	5,348	5,833

Total assets	$4,192,087	$3,523,218

Liabilities
Credit facility payable (see note 7)	$1,119,925	$492,312
Payable for investments and cash equivalents purchased	918,156	1,134,561
Management and performance-based incentive fees payable (see note 3)	32,799	43,579
Interest payable	5,202	1,848
Accrued administrative expenses	72	200
Other liabilities and accrued expenses	3,357	970

Total liabilities	$2,079,511	$1,673,470

Net Assets
Common stock, par value $.001 per share, 400,000 and 400,000 common shares authorized, respectively, and 119,300 and 103,508 issued and outstanding, respectively	$119	$104
Paid-in capital in excess of par	1,975,918	1,673,191
Distributions in excess of net investment income (see note 2g)	(27,255)	(16,283)
Accumulated net realized gain (see note 2g)	159,367	100,494
Net unrealized appreciation	4,427	92,242

Total Net Assets	$2,112,576	$1,849,748

Total liabilities and net assets	$4,192,087	$3,523,218

Net Asset Value Per Share	$17.71	$17.87

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share amounts)

	Three months ended		Nine months ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
INVESTMENT INCOME:
From non-controlled/non-affiliated investments:
Interest	$84,488	$67,058	$238,107	$173,554
Dividends	3,956	3,717	11,323	16,018
Other income	2,099	296	3,820	1,274
From controlled investments:
Dividends	2,311	—	4,619	—
Other income	—	—	10,000	—

Total investment income	92,854	71,071	267,869	190,846

EXPENSES:
Management fees (see note 3)	$15,987	$10,860	$43,833	$29,004
Performance-based incentive fees (see note 3)	16,040	7,194	19,518	25,898
Interest and other credit facility expenses	15,966	12,848	38,693	26,664
Administrative services expense	618	501	2,772	2,002
Other general and administrative expenses	1,118	981	3,694	3,100

Total expenses	49,729	32,384	108,510	86,668
Expense offset arrangement (see note 8)	(78)	(17)	(225)	(82)

Net expenses	49,651	32,367	108,285	86,586

Net investment income before excise taxes	43,203	38,704	159,584	104,260
Excise tax expense	(1,703)	(670)	(1,703)	(670)

Net investment income	$41,500	$38,034	$157,881	$103,590

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS AND FOREIGN CURRENCIES:
Net realized gain (loss):
Investments and cash equivalents	98,672	3,039	80,462	33,329
Foreign currencies	(18,150)	(3,495)	(21,589)	(7,046)

Net realized gain (loss)	80,522	(456)	58,873	26,283

Net change in unrealized gain (loss):
Investments and cash equivalents	(154,104)	31,878	(60,418)	101,574
Foreign currencies	6,475	(12,479)	(27,397)	(22,048)

Net change in unrealized gain (loss)	(147,629)	19,399	(87,815)	79,526

Net realized and unrealized gain (loss) from investments, cash equivalents and foreign currencies	(67,107)	18,943	(28,942)	105,809

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	($25,607)	$56,977	$128,939	$209,399

EARNINGS (LOSS) PER COMMON SHARE (see note 5)	($0.21)	$0.69	$1.18	$2.57

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except shares)

	Nine months ended December 31, 2007 (unaudited)	Year ended March 31, 2007
Increase (decrease) in net assets from operations:
Net investment income	$157,881	$125,318
Net realized gains (losses)	58,873	132,882
Net change in unrealized gain	(87,815)	53,966

Net increase in net assets resulting from operations	128,939	312,166

Dividends and distributions to shareholders:	(168,853)	(168,449)

Capital share transactions:
Net proceeds from shares sold	285,545	443,605
Less offering costs	(823)	(986)
Reinvestment of dividends	18,020	33,557

Net increase in net assets from capital share transactions	302,742	476,176

Total increase in net assets:	262,828	619,893
Net assets at beginning of period	$1,849,748	$1,229,855

Net assets at end of period	$2,112,576	$1,849,748

Capital share activity:
Shares sold	14,950,000	20,700,000
Shares issued from reinvestment of dividends	842,181	1,615,812

Net increase in capital share activity	15,792,181	22,315,812

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine months ended
	December 31, 2007	December 31, 2006
Cash Flows from Operating Activities:
Net Increase in Net Assets Resulting from Operations	$128,939	$209,399
Adjustments to reconcile net increase:
Purchase of investment securities	(1,633,217)	(1,109,081)
Proceeds from disposition of investment securities	706,477	551,280
Decrease from foreign currency transactions	(21,589)	(7,046)
Increase in interest and dividends receivable	(12,907)	(18,331)
Decrease in prepaid expenses and other assets	485	2,040
Increase (decrease) in management and performance-based incentive fees payable	(10,780)	7,056
Increase in interest payable	3,353	5,112
Increase (decrease) in accrued expenses	2,124	(358)
Decrease in payable for investments and cash equivalents purchased	(216,264)	(596,365)
Decrease in receivables for securities sold	28,248	17,261
Net change in unrealized appreciation on investments, cash equivalents, foreign currencies and other assets and liabilities	87,815	(79,548)
Net realized (gain) loss on investments and cash equivalents	(58,873)	(26,283)

Net Cash Used by Operating Activities	(996,189)	(1,044,864)

Cash Flows from Financing Activities:
Net proceeds from the issuance of common stock	285,545	—
Offering costs from the issuance of common stock	(823)	(109)
Dividends paid in cash	(150,833)	(92,047)
Borrowings under credit facility	2,226,313	1,250,751
Repayments under credit facility	(1,626,171)	(670,777)

Net Cash Provided by Financing Activities	$734,031	$487,818

NET DECREASE IN CASH AND CASH EQUIVALENTS	($262,158)	($557,046)
Effect of exchange rates on cash balances	(2)	—
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,097,952	904,959

CASH AND CASH EQUIVALENTS, END OF PERIOD	$835,792	$347,913

Total non-cash financing activities consisting of the reinvestment of dividends	$18,020	$23,846

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited)

December 31, 2007

(in thousands)

Investments in Non-Controlled/Non-Affiliated Portfolio Companies	Industry	Par Amount*	Cost	Fair Value (1)
Subordinated Debt/Corporate Notes – 86.3%
AB Acquisitions UK Topco 2 Limited (Alliance Boots), GBP L+650, 7/9/17	Retail	£37,839	$73,364	$71,933

Advanstar, Inc., L+700, 11/30/15	Media	$21,472	21,472	21,579

Advantage Sales & Marketing, Inc., 12.00%, 3/29/14	Grocery	31,088	30,575	31,088

AMH Holdings II, Inc. (Associated Materials), 13.625%, 12/1/14 ¿	Building Products	49,419	48,587	49,419

Applied Systems, Inc., 12.50%, 9/26/14	Business Services	22,000	21,901	22,110

Arbonne Intermediate Holdco Inc. (Natural Products Group LLC), 13.50%, 6/19/14	Direct Marketing	67,395	67,217	50,546

Associated Materials, Inc., 0% / 11.25%, 3/1/14	Building Products	43,415	30,661	28,111

BNY ConvergEx Group, LLC, 14.00%, 10/2/14	Business Services	15,150	15,150	15,150

Brenntag Holding GmbH & Co. KG, E+700, 12/23/15	Chemicals	€18,846	23,123	27,033

Catalina Marketing Corporation, L+500, 10/2/17	Grocery	$31,959	30,204	29,882

Ceridian Corp., 12.25%, 11/15/15	Diversified Service	50,000	50,000	46,625

Ceridian Corp., 11.25%, 11/15/15	Diversified Service	31,000	30,530	28,869

Collect America, Ltd., 13.50%, 8/5/12 ¿	Consumer Finance	36,320	35,770	36,320

Delta Educational Systems, Inc., 14.00%, 5/12/13	Education	18,712	18,122	18,712

DSI Renal Inc., 14.00%, 4/7/14	Healthcare	10,352	10,352	10,352

Dura-Line Merger Sub, Inc., 13.25%, 9/22/14	Telecommunications	40,259	39,513	40,259

Energy Future Holdings, 11.25%, 11/1/17	Utilities	25,000	24,459	25,313

Eurofresh, Inc., 0% / 14.50%, 1/15/14 ¿	Agriculture	26,504	20,631	12,589

Eurofresh, Inc., 11.50%, 1/15/13 ¿	Agriculture	50,000	50,000	34,000

European Directories (DH5) B.V., 15.735%, 7/1/16	Publishing	€2,539	3,153	3,638

European Directories (DH7) B.V., E+950, 7/1/15	Publishing	€15,867	19,546	22,735

FleetPride Corporation, 11.50%, 10/1/14 ¿	Transportation	$47,500	47,500	47,025

FPC Holdings, Inc. (FleetPride Corporation), 0% / 14.00%, 6/30/15 ¿	Transportation	37,846	31,848	31,317

General Nutrition Centers, Inc., L+450, 3/15/14 ¿	Retail	29,775	29,281	28,063

Hub International Holdings, 10.25%, 6/15/15 ¿	Insurance	20,000	20,000	16,950

HydroChem Holding, Inc., 13.50%, 1/12/15	Environmental	20,226	20,225	20,124

Infor Lux Bond Company (Infor Global), L+800, 9/2/14	Business Services	8,340	8,340	7,923

KAR Holdings, Inc., 10.00%, 5/1/15 ¿	Transportation	31,000	29,433	27,784

Language Line Holdings, Inc., 0% / 14.125%, 6/15/13	Business Services	27,678	23,615	22,511

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

December 31, 2007

(in thousands)

Subordinated Debt/Corporate Notes – (continued)	Industry	Par Amount*	Cost	Fair Value (1)
Language Line Inc., 11.125%, 6/15/12	Business Services	$27,081	$26,852	$28,164

Latham Manufacturing Corp., 14.00%, 12/30/12	Leisure Equipment	34,381	33,876	34,381

Laureate Education, Inc., L+500, 8/15/17	Education	34,590	32,869	32,342

Lexicon Marketing (USA), Inc., 13.25%, 5/11/13***	Direct Marketing	28,482	28,482	—

LVI Services, Inc., 14.75%, 11/16/12	Environmental	44,770	44,770	44,770

MW Industries, Inc., 13.00%, 5/1/14	Manufacturing	60,000	58,918	60,000

Neff Corp., 10.00%, 6/1/15	Rental Equipment	5,000	5,000	2,731

Nielsen Finance LLC, 0% / 12.50%, 8/1/16	Market Research	61,000	40,205	43,463

OTC Investors Corporation (Oriental Trading Company), 13.50%, 1/31/15	Direct Marketing	22,831	22,831	22,831

Pacific Crane Maintenance Company, L.P., 13.00%, 2/15/14	Machinery	34,000	34,000	34,000

PBM Holdings, Inc., 13.50%, 9/29/13	Beverage, Food & Tobacco	17,723	17,723	17,191

Playpower Holdings Inc., 15.50%, 12/31/12 ¿	Leisure Equipment	72,098	72,098	72,098

Plinius Investments II B.V. (Casema), E+925, 9/13/16	Cable TV	€17,282	22,434	25,200

Pro Mach Merger Sub, Inc., 13.00%, 6/15/12	Machinery	$14,562	14,364	14,562

QHB Holdings LLC (Quality Home Brands), 13.50%, 12/20/13	Consumer Products	42,884	41,969	42,884

Ranpak Holdings, Inc., 15.00%, 12/27/15	Packaging	50,000	50,000	50,000

RSA Holdings Corp. of Delaware (American Safety Razor), 13.50%, 7/31/15	Consumer Products	42,371	42,371	42,371

Safety Products Holdings LLC, 11.75%, 1/1/12	Manufacturing	32,154	31,758	33,118

Serpering Investments B.V. (Casema), E+925, 9/13/16	Cable TV	€16,019	20,156	23,424

Sigmakalon Holdco B.V., E+1000, 12/31/15	Chemicals	€52,795	64,923	77,671

The Servicemaster Company, L+450, 7/15/15	Diversified Service	$67,173	60,004	60,288

TL Acquisitions, Inc. (Thomson Learning), 0% / 13.25%, 7/15/15¿	Education	72,500	59,191	58,181

TL Acquisitions, Inc. (Thomson Learning), 10.50%, 1/15/15¿	Education	47,500	46,657	46,075

TP Financing 2, Ltd. (Travelex), GBP L+725, 4/1/15	Financial Services	£11,862	23,043	22,758

Varietal Distribution, 10.25%, 7/15/15	Distribution	$15,000	15,000	14,269

Varietal Distribution, 10.75%, 6/30/17	Distribution	21,875	21,237	20,781

WDAC Intermediate Corp., E+600, 11/29/15	Publishing	€41,611	55,883	56,999
Yankee Acquisition Corp., 9.75%, 2/15/17	Retail	$17,000	16,971	15,656

Total Subordinated Debt/Corporate Notes			$1,878,157	$1,824,168

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

December 31, 2007

(in thousands, except shares)

Preferred Equity – 5.0%	Industry	Shares	Cost	Fair Value (1)
DSI Holding Company, Inc. (DSI Renal Inc.), 15.00%, 10/7/14	Healthcare	32,500	$31,851	$32,500

Exco Resources, Inc., 7.00%/9.00% (Convertible)	Oil & Gas	975	9,750	10,579

Exco Resources, Inc., 7.00%/9.00% Hybrid (Convertible)	Oil & Gas	4,025	40,250	43,671

Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 13.50%, 5/12/14	Education	12,360	11,134	12,360

Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 12.50% (Convertible)	Education	3,325	3,325	2,225

LVI Acquisition Corp. (LVI Services, Inc.), 14.00%	Environmental	1,875	1,875	126

Varietal Distribution Holdings, LLC, 8.00%	Distribution	3,097	3,097	3,097

Total Preferred Equity			$101,282	$104,558

Common Equity/Partnership Interests – 15.7%
A-D Conduit Holdings, LLC (Duraline)	Telecommunications	2,778	$2,778	$3,700

AHC Mezzanine LLC (Advanstar)	Media	10,000	10,000	9,995

CA Holding, Inc. (Collect America, Ltd.)	Consumer Finance	25,000	2,500	3,270

DTPI Holdings, Inc. (American Asphalt & Grading)**	Infrastructure	200,000	2,000	—

FSC Holdings Inc. (Hanley Wood LLC) **	Media	10,000	10,000	12,530

Garden Fresh Restaurant Holding, LLC **	Retail	50,000	5,000	4,798

Gray Energy Services, LLC Class H (Gray Wireline)	Oil & Gas	1,081	2,000	3,060

Gryphon Colleges Corporation (Delta Educational Systems, Inc.) **	Education	175	175	—

GS Prysmian Co-Invest L.P. (Prysmian Cables & Systems) (2,3)	Industrial		—	107,292

Latham International, Inc. (fka Latham Acquisition Corp.) **	Leisure Equipment	33,091	3,309	1,255

LM Acquisition Ltd. (Lexicon Marketing Inc.) **	Direct Marketing	10,000	10,000	—

LVI Acquisition Corp. (LVI Services, Inc.) **	Environmental	6,250	625	—

MEG Energy Corp. (4) **	Oil & Gas	1,718,388	44,718	87,055

New Omaha Holdings Co-Invest LP (First Data)	Financial Services	13,000,000	65,000	65,000

PCMC Holdings, LLC (Pacific Crane)	Machinery	40,000	4,000	4,290

Prism Business Media Holdings, LLC	Media	68	14,947	16,524

Pro Mach Co-Investment, LLC **	Machinery	150,000	1,500	2,622

RC Coinvestment, LLC (Ranpak Corp.)	Packaging	50,000	5,000	5,000

Sorenson Communications Holdings, LLC Class A**	Consumer Services	454,828	45	5,205

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

December 31, 2007

(in thousands, except shares and warrants)

Common Equity/Partnership Interests – (continued)	Industry	Shares	Cost	Fair Value (1)
Varietal Distribution Holdings, LLC Class A	Distribution	28,028	$28	$260

Total Common Equity and Partnership Interests			$183,625	$331,856

Warrants – 0.4%		Warrants
DSI Holdings Company, Inc. (DSI Renal Inc.), Common **	Healthcare	5,011,327	—	$2,763

Fidji Luxco (BC) S.C.A., Common (FCI)(2) **	Electronics	48,769	$491	4,081

Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Common **	Education	98	98	—

Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class A-1 Preferred **	Education	459	460	562

Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class B-1 Preferred **	Education	1,043	1,043	698

Total Warrants			$2,092	$8,104

2nd Lien Bank Debt/Senior Secured Loans (5) – 36.9%		Par Amount*

Advanstar Communications, Inc., 12/1/14	Media	$20,000	$20,000	$18,500

American Asphalt & Grading Co., 7/10/09	Infrastructure	30,546	30,546	7,637

Asurion Corporation, 7/3/15	Insurance	135,300	134,866	131,241

BNY Convergex Group, LLC, 4/2/14	Business Services	50,000	49,778	48,062

C.H.I. Overhead Doors, Inc., 10/22/11	Building Products	15,000	15,025	13,950

Clean Earth, Inc., 10/14/11	Environmental	25,000	24,978	25,000

Dresser, Inc., 5/4/15	Industrial	60,000	60,000	57,150

Educate, Inc., 6/14/14	Education	10,000	10,000	9,500

Garden Fresh Restaurant Corp., 12/22/11	Retail	26,000	25,812	25,870

Generics International, Inc., 4/30/15	Healthcare	20,000	19,901	19,925

Gray Wireline Service, Inc., 12.25%, 2/28/13	Oil & Gas	77,500	76,843	77,500

HydroChem Industrial Services, Inc., 7/14/14	Environmental	35,100	35,100	34,924

Infor Enterprise Solutions Holdings, Inc., Tranche B-1, 3/2/14	Business Services	5,000	5,000	4,519

Infor Enterprise Solutions Holdings, Inc., 3/2/14	Business Services	15,000	14,830	13,519

Infor Global Solutions European Finance S.á.R.L., 3/2/14	Business Services	€6,210	8,263	8,239

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

December 31, 2007

(in thousands, except shares)

2nd Lien Bank Debt/Senior Secured Loans (5) –(continued)	Industry	Par Amount*	Cost	Fair Value(1)
IPC Systems, Inc., 6/1/15	Telecommunications	$37,250	$36,131	$29,862

Kronos, Inc., 6/11/15	Electronics	60,000	60,000	56,175

Quality Home Brands Holdings LLC, 6/20/13	Consumer Products	40,000	39,488	32,000

Ranpak Corp.(6), 12/27/14	Packaging	12,500	12,500	12,500

Ranpak Corp.(7), 12/27/14	Packaging	€5,206	7,585	7,612

Sheridan Holdings, Inc., 6/15/15	Healthcare	$60,000	60,000	55,800

Sorenson Communications, Inc., 2/18/14	Consumer Services	62,103	62,103	61,482

TransFirst Holdings, Inc., 6/15/15	Financial Services	30,500	30,410	28,823

Total 2nd Lien Bank Debt/Senior Secured Loans			$839,159	$779,790

Total Investments in Non-Controlled/Non-Affiliated Portfolio Companies – 144.3%			$3,004,315	$3,048,476

Investments in Controlled Portfolio Companies

Preferred Equity – 3.5%		Shares
Grand Prix Holdings, LLC Series A, 12.00% (Innkeepers USA)	Hotels, Motels, Inns & Gaming	2,989,431	74,736	74,736

Common Equity – 8.2%
Grand Prix Holdings, LLC (Innkeepers USA)	Hotels, Motels, Inns & Gaming	17,335,834	172,664	172,664

Total Investments in Controlled Portfolio Companies – 11.7%			$247,400	$247,400

Total Investments			$3,251,715	$3,295,876

Cash Equivalents – 38.9%		Par Amount*
U.S. Treasury Bill, 2.96%, 2/21/08	Government	$825,000	$821,608	$821,608

Total Investments & Cash Equivalents —194.9% (8)			$4,073,323	$4,117,484

Liabilities in Excess of Other Assets – (94.9%)				(2,004,908)

Net Assets – 100.0%				$2,112,576

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

December 31, 2007

(in thousands)

(1)	Fair value is determined by or under the direction of the Board of Directors of the Company (see Note 2).
(2)	Denominated in Euro (€).
(3)	The Company is the sole Limited Partner in GS Prysmian Co-Invest L.P.
(4)	Denominated in Canadian dollars.
(5)	Includes floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the LIBOR (London Inter-bank Offered Rate), EURIBOR (Euro Inter-bank Offered Rate), GBP LIBOR (London Inter-bank Offered Rate for British Pounds), or the prime rate. At December 31, 2007, the range of interest rates on floating rate bank debt was 9.84%—13.59%.
(6)	Position is held across five US Dollar-denominated tranches with varying yields.
(7)	Position is held across three Euro-denominated tranches with varying yields.
(8)	Aggregate gross unrealized appreciation for federal income tax purposes is $210,640; aggregate gross unrealized depreciation for federal income tax purposes is $174,341. Net unrealized appreciation is $36,299 based on a tax cost of $4,081,185.

¿	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
*	Denominated in USD unless otherwise noted.
**	Non-income producing security
***	Non-accrual status

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

Industry Classification	Percentage at December 31, 2007
Hotels, Motels, Inns and Gaming	7.5%
Oil & Gas	6.7%
Education	5.5%
Business Services	5.2%
Industrial	5.0%
Insurance	4.5%
Retail	4.4%
Diversified Service	4.1%
Environmental	3.8%
Healthcare	3.7%
Consumer Products	3.6%
Financial Services	3.5%
Leisure Equipment	3.3%
Transportation	3.2%
Chemicals	3.2%
Manufacturing	2.8%
Building Products	2.8%
Publishing	2.5%
Media	2.4%
Packaging	2.3%
Telecommunications	2.3%
Direct Marketing	2.2%
Consumer Services	2.0%
Grocery	1.8%
Electronics	1.8%
Machinery	1.7%
Cable TV	1.5%
Agriculture	1.4%
Market Research	1.3%
Consumer Finance	1.2%
Distribution	1.2%
Utilities	0.8%
Beverage, Food, & Tobacco	0.5%
Infrastructure	0.2%
Rental Equipment	0.1%

Total Investments	100.0%

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

March 31, 2007

(in thousands)

Portfolio Company (1)	Industry	Par Amount*	Cost	Fair Value (2)
Subordinated Debt/Corporate Notes – 77.5%

Advantage Sales & Marketing, Inc., 12.00%, 3/29/14	Grocery	$30,618	$30,066	$30,618

ALM Media Holdings, Inc., 13.00%, 3/15/13 ¿	Publishing	20,018	19,885	20,018

ALM Media Group Holdings, Inc., 13.00%, 3/2/15 ¿	Publishing	63,000	63,000	63,000

AMH Holdings II, Inc. (Associated Materials), 13.625%, 12/1/14 ¿	Building Products	48,539	47,656	48,539

API Heat Transfer, Inc., 13.75%, 12/31/12	Manufacturing	26,835	26,430	26,835

Applied Systems, Inc., 13.50%, 6/19/14	Business Services	22,000	21,894	22,220

Arbonne Intermediate Holdco Inc. (Natural Products Group LLC), 13.50%, 6/19/14	Direct Marketing	58,812	58,621	58,812

Associated Materials, Inc., 0% / 11.25%, 3/1/14	Building Products	43,415	27,318	30,825

Audatex Holdings III, B.V., E+900, 10/13/14	Business Services	€16,408	20,244	22,497

BNY ConvergEx Group, LLC, 14.00%, 10/2/14	Business Services	$15,000	15,000	15,000

Brenntag Holding GmbH & Co. KG, E+900, 1/25/16	Chemicals	€15,616	18,546	21,398

Collect America, Ltd., 13.50%, 8/5/12 ¿	Consumer Finance	$36,320	35,709	36,320

Delta Educational Systems, Inc., 14.00%, 5/12/13	Education	18,573	17,931	18,573

DSI Renal Inc., 14.00%, 4/7/14	Healthcare	10,198	10,198	10,198

Dura-Line Merger Sub, Inc., 13.25%, 9/22/14	Telecommunications	39,814	39,019	39,814

Eurofresh, Inc., 0% / 14.50%, 1/15/14 ¿	Agriculture	26,504	18,337	16,366

Eurofresh, Inc., 11.50%, 1/15/13 ¿	Agriculture	50,000	50,000	49,750

European Directories (DH5) B.V., 15.735%, 7/1/16	Publishing	€2,176	2,641	2,969

European Directories (DH7) B.V., E+950, 7/1/15	Publishing	€15,126	18,503	20,638

FleetPride Corporation, 11.50%, 10/1/14 ¿	Transportation	$47,500	47,500	48,213

FPC Holdings, Inc. (FleetPride Corporation), 0% / 14.00%, 6/30/15 ¿	Transportation	37,846	28,212	28,384

General Nutrition Centers, Inc., L+450, 3/15/14 ¿	Retail	15,000	14,719	14,709

Infor Lux Bond Company (Infor Global), L+800, 9/2/14	Business Services	7,539	7,539	7,628

Language Line Holdings, Inc., 0% / 14.125%, 6/15/13	Business Services	27,678	21,244	23,388

Language Line Inc., 11.125%, 6/15/12	Business Services	27,081	26,818	28,909

Latham Manufacturing Corp., 14.00%, 12/30/12	Leisure Equipment	34,124	33,570	34,124

Lexicon Marketing (USA), Inc., 13.25%, 5/11/13	Direct Marketing	28,393	28,393	28,393

LVI Services, Inc., 15.25%, 11/16/12	Environmental	43,082	43,082	43,082

MW Industries, Inc., 13.00%, 5/1/14	Manufacturing	60,000	58,840	60,000

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2007

(in thousands, except shares)

Subordinated Debt/Corporate Notes – (continued)	Industry	Par Amount*		Cost	Fair Value (2)
Nielsen Finance LLC, 0% / 12.50%, 8/1/16 ¿	Market Research		$61,000	$34,678	42,776

OTC Investors Corporation (Oriental Trading Company), 13.50%, 1/31/15	Direct Marketing		21,380	21,380	21,380

PBM Holdings, Inc., 13.50%, 9/29/13	Beverage, Food & Tobacco		17,723	17,723	17,723

Playpower Holdings Inc., 15.50%, 12/31/12 ¿	Leisure Equipment		62,100	62,100	62,100

Plinius Investments II B.V. (Casema), E+925, 9/13/16	Cable TV		€16,879	21,880	23,006

Pro Mach Merger Sub, Inc., 12.50%, 6/15/12	Machinery		14,471	14,251	14,471

QHB Holdings LLC (Quality Home Brands), 13.50%, 12/20/13	Consumer Products		38,819	37,835	38,819

RSA Holdings Corp. of Delaware (American Safety Razor), 13.50%, 7/31/15	Consumer Products		38,286	38,286	38,286

Safety Products Holdings LLC, 11.75%, 1/1/12 ¨	Manufacturing		30,370	29,927	32,514

SCI Holdings, Inc. (Sorenson Communications), L+900, 8/18/14	Consumer Services		18,572	18,161	18,804

Serpering Investments B.V. (Casema), E+925, 9/13/16	Cable TV		€15,639	19,629	21,427

Sigmakalon Holdco B.V., E+1000, 12/31/15	Chemicals		€50,321	61,402	69,330

TP Financing 2, Ltd. (Travelex), GBP L+725, 4/1/15	Financial Services		£9,250	17,837	18,222

Varel Distribution Canada, Inc., 11.50%, 3/2/12	Oil & Gas	CAD$	22,299	18,845	19,329

Varel Holdings, Inc., 14.00%, 4/30/12	Oil & Gas		$19,197	17,524	19,197

Varel International Ind., L.P., 11.50%, 10/31/11	Oil & Gas		47,000	46,126	47,000

WDAC Intermediate Corp., 13.75%, 6/1/15	Publishing		€42,962	56,824	57,999

Total Subordinated Debt/Corporate Notes				$1,385,323	$1,433,603

Preferred Equity – 5.3%		Shares
DSI Holding Company, Inc. (DSI Renal Inc.), 15.00%, 10/7/14	Healthcare		32,500	$31,781	$32,500

Exco Resources, Inc., 7.00%/9.00% (Convertible)	Oil & Gas		975	9,750	9,750

Exco Resources, Inc., 11.00%, 4/15/11	Oil & Gas		4,025	40,250	40,250

Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 13.50%, 5/12/14	Education		12,360	10,995	12,360

Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 12.50% (Convertible)	Education		3,325	3,325	3,325

LVI Acquisition Corp. (LVI Services, Inc.), 14.00%	Environmental		1,875	1,875	112

Total Preferred Equity				$97,976	$98,297

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2007

(in thousands, except shares/warrants)

Common Equity/Partnership Interests – 10.3%	Industry	Shares	Cost	Fair Value (2)
A-D Conduit Holdings, LLC (Duraline)	Telecommunications	2,778	$2,778	$2,778

CA Holding, Inc. (Collect America, Ltd.)	Consumer Finance	25,000	2,500	3,306

DTPI Holdings, Inc. (American Asphalt & Grading)**	Infrastructure	200,000	2,000	—

FSC Holdings Inc. (Hanley Wood LLC)**	Media	10,000	10,000	14,868

Garden Fresh Restaurant Holding, LLC**	Retail	50,000	5,000	7,654

Gray Energy Services, LLC Class H (Gray Wireline)	Oil & Gas	1,081	2,000	2,000

Gryphon Colleges Corporation (Delta Educational Systems, Inc.)	Education	175	175	33

GS Prysmian Co-Invest L.P. (Prysmian Cables & Systems) (3,4)	Industrial		20,434	66,312

Latham International, Inc. (fka Latham Acquisition Corp.) **	Leisure Equipment	33,091	3,309	4,479

LM Acquisition Ltd. (Lexicon Marketing Inc.)	Direct Marketing	10,000	10,000	17,874

LVI Acquisition Corp. (LVI Services, Inc.)**	Environmental	6,250	625	—

MEG Energy Corp. (5) **	Oil & Gas	1,718,388	44,718	49,899

Prism Business Media Holdings, LLC	Media	68	15,050	15,050

Pro Mach Co-Investment, LLC**	Machinery	150,000	1,500	2,751

Sorenson Communications Holdings, LLC Class A	Consumer Services	454,828	45	2,764

Total Common Equity and Partnership Interests			$120,134	$189,768

Warrants – 0.6%		Warrants
DSI Holdings Company, Inc. (DSI Renal Inc.), Common	Healthcare	5,011,327	—	$2,235

Fidji Luxco (BC) S.C.A., Common (FCI)	Electronics	48,769	$491	4,193

Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Common	Education	98	98	18

Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class A-1 Preferred	Education	459	459	513

Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class B-1 Preferred	Education	1,043	1,043	1,163

Varel Holdings, Inc.	Oil & Gas	40,060	1,423	3,294

Total Warrants			$3,514	$11,416

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2007

(in thousands)

Bank Debt/Senior Secured Loans (6) – 33.3%	Industry	Par Amount*	Cost	Fair Value (2)
1st Lien Bank Debt/Senior Secured Loans – 2.2%

Gray Wireline Service, Inc., 2/28/13	Oil & Gas	$40,000	$39,631	$40,000

2nd Lien Bank Debt/Senior Secured Loans – 31.1%

American Asphalt & Grading Co., 7/10/09	Infrastructure	27,499	27,499	16,499

BNY Convergex Group, LLC, 4/2/14	Business Services	50,000	49,761	50,625

C.H.I. Overhead Doors, Inc., 10/22/11	Building Products	15,000	15,029	15,075

Clean Earth, Inc., 10/14/11	Environmental	25,000	24,974	25,297

Cygnus Business Media, Inc., 1/13/10	Media	10,000	9,945	9,950

Diam International, 7/1/12***	Consumer Products	20,231	20,203	1,011

Diam International, Jr. Revolving Credit, 6/30/11***	Consumer Products	1,308	1,308	360

Dr. Leonard’s Healthcare Corp., 7/31/12	Direct Marketing	22,000	22,000	21,890

DX III Holdings Corp. (Deluxe Entertainment Services Group Inc.), 7/28/11	Broadcasting & Entertainment	55,000	54,134	58,025

Garden Fresh Restaurant Corp., 12/22/11	Retail	26,000	25,787	26,000

Generac Acquisition Corp., 5/10/14	Durable Consumer Products	10,000	10,123	10,000

Gray Wireline Service, Inc., 2/28/13	Oil & Gas	70,000	69,354	70,000

Infor Enterprise Solutions Holdings, Inc., 3/2/14	Business Services	10,000	10,000	10,212

Infor Global Solutions European Finance S.á.R.L., 3/2/14	Business Services	€6,210	8,263	8,432

N.E.W. Customer Service Companies, 2/8/14	Consumer Services	70,000	70,000	71,138

Oceania Cruises, Inc., 11/13/13	Hotels, Motels, Inns & Gaming	20,000	20,000	20,262

Quality Home Brands Holdings LLC, 6/20/13	Consumer Products	40,000	39,442	40,000

Sheridan Healthcare, Inc., 11/9/12	Healthcare	30,000	30,000	30,319

Sorenson Communications, Inc., 2/18/14	Consumer Services	75,000	75,000	75,633

Summit Business Media Intermediate Holding Company, Inc., 11/4/13	Media	15,000	15,000	15,169

Total 2nd Lien Bank Debt/Senior Secured Loans			$597,822	$575,897

Total Bank Debt/Senior Secured Loans			$637,453	$615,897

Total Investments			$2,244,400	$2,348,981

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2007

(in thousands)

Cash Equivalents – 58.9%	Industry	Par Amount*	Cost	Fair Value (2)
U.S. Treasury Bill, 5.05%, 5/3/07	Government	$400,000	$398,287	$398,287
U.S. Treasury Bill, 4.905%, 6/28/07	Government	475,000	469,375	469,375
U.S. Treasury Bill, 4.905%, 7/5/07	Government	225,000	222,130	222,130

Total Cash Equivalents			$1,089,792	$1,089,792

Total Investments & Cash Equivalents —185.9% (7)			$3,334,192	$3,438,773

Liabilities in excess of other assets – (85.9%)				(1,589,025)

Net Assets – 100.0%				$1,849,748

(1)	None of our portfolio companies is controlled or affiliated as defined by the Investment Company Act of 1940.
(2)	Fair value is determined by or under the direction of the Board of Directors of the Company (see Note 2).
(3)	Denominated in Euro (€).
(4)	The Company is the sole Limited Partner in GS Prysmian Co-Invest L.P.
(5)	Denominated in Canadian dollars.
(6)	Represent floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the LIBOR (London Inter-bank Offered Rate), EURIBOR (Euro Inter-bank Offered Rate), GBP LIBOR (London Inter-bank Offered Rate for British Pounds), or the prime rate. At March 31, 2007, the range of interest rates on floating rate bank debt was 8.61%—14.10%.
(7)	Aggregate gross unrealized appreciation for federal income tax purposes is $130,991; aggregate gross unrealized depreciation for federal income tax purposes is $38,383. Net unrealized appreciation is $92,608 based on a tax cost of $3,346,165.

¿	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
*	Denominated in USD unless otherwise noted.
**	Non-income producing security
***	Non-accrual status

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

Industry Classification	Percentage at March 31, 2007
Oil & Gas	12.8%
Business Services	8.0%
Consumer Services	7.2%
Publishing	7.0%
Direct Marketing	6.3%
Manufacturing	5.1%
Consumer Products	5.0%
Leisure Equipment	4.3%
Building Products	4.0%
Chemicals	3.9%
Transportation	3.3%
Healthcare	3.2%
Environmental	2.9%
Industrial	2.8%
Agriculture	2.8%
Broadcasting & Entertainment	2.5%
Media	2.3%
Retail	2.1%
Cable TV	1.9%
Market Research	1.8%
Telecommunications	1.8%
Consumer Finance	1.7%
Education	1.5%
Grocery	1.3%
Hotels, Motels, Inns and Gaming	0.9%
Financial Services	0.8%
Beverage, Food, & Tobacco	0.8%
Machinery	0.7%
Infrastructure	0.7%
Durable Consumer Products	0.4%
Electronics	0.2%

Total Investments	100.0%

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

(c)	Investments purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates value.

(d)	Gains or losses on the sale of investments are calculated by using the specific identification method.

(e)	Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination and/or commitment fees associated with debt investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination and/or commitment fees are recorded as interest income. Structuring fees are recorded as other income when earned.

(f)	Apollo Investment intends to comply with the applicable provisions of the Internal Revenue Code of 1986, as amended, pertaining to regulated investment companies to make distributions of taxable income sufficient to relieve it from substantially all Federal income taxes. Apollo Investment, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. Apollo Investment will accrue excise tax on estimated excess taxable income as required.

(g)	Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified among Apollo Investment’s capital accounts annually. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from accounting principles generally accepted in the United States of America.

(h)	Dividends and distributions to common stockholders are recorded as of record date. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed or deemed distributed at least annually.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

(i)	The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included with the net realized and unrealized gain or loss from investments. The Company’s investments in foreign securities may involve certain risks such as foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments and therefore the earnings of the Company.

(j)	The Company may enter into forward exchange contracts in order to hedge against foreign currency risk. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled.

(k)	The Company records origination expenses related to its multi-currency revolving credit facility as prepaid assets. These expenses are deferred and amortized using the straight-line method over the stated life of the facility.

(l)	The Company records registration expenses related to Shelf filings as prepaid assets. These expenses are charged as a reduction of capital upon utilization, in accordance with Section 8.24 of the AICPA Audit and Accounting Guide for Investment Companies.

(m)	Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, are likely to remain current.

(n)	In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes. FIN 48 is effective for financial statements issued for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation requires recognition of the impact of a tax position if that position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In addition, FIN 48 provides measurement guidance whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. We do not believe that FIN 48 has a material impact on the Company’s financial condition or results of operations. If the tax law requires interest and/or penalties to be paid on an underpayment of income taxes, interest and penalties will be classified as income taxes on our financial statements, if applicable.

(o)	In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements, which assists in clarifying the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Adoption of SFAS 157 generally requires the use of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. At this time, the Company is in the process of reviewing SFAS 157 against its current valuation policies to determine future applicability.

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

For the three and nine months ended December 31, 2007, the Investment Adviser received $15,987 and $43,833, respectively, in base investment advisory and management fees and $11,508 and $35,480, respectively, in performance-based net investment income incentive fees from Apollo Investment. Net performance-based incentive fees accrued by the advisor during the three and nine months ended December 31, 2007 were $16,040 and $19,518, respectively. As of December 31, 2007, total management fees and performance-based incentive fees accrued but unpaid totaled $32,799, compared to $43,579 at March 31, 2007. For the three and nine months ended December 31, 2006, the Investment Adviser received $10,860 and $29,004, respectively, in base investment advisory and management fees and $9,046 and $25,898, respectively, in performance-based net investment income incentive fees from Apollo Investment. Total performance-based incentive fees accrued by the advisor during the three and nine months ended December 31, 2006 were $7,194 and $25,898, respectively. Changes in net realized gains/losses and changes in gross unrealized depreciation impact the net realized gain incentive fees accrued quarter to quarter. Such amount, if any, actually payable by the Company will be determined as of the end of the calendar year. For the calendar year ended December 31, 2007, the Investment Adviser earned a net realized capital gains based incentive fee of $5,304. For the calendar year ended December 31, 2006, the Investment Adviser did not earn a net realized capital gains based incentive fee.

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

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

For the three and nine months ended December 31, 2007, the Administrator was reimbursed $545 and $2,699, respectively, from Apollo Investment on the $618 and $2,772, respectively, of expenses accrued under the Administration Agreement. For the three and nine months ended December 31, 2006, the Administrator was reimbursed $338 and $928, respectively, from Apollo Investment on the $501 and $2,002, respectively, of expenses accrued under the Administration Agreement.

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

Note 4. Net Asset Value Per Share

At December 31, 2007, the Company’s total net assets and net asset value per share were $2,112,576 and $17.71, respectively. This compares to total net assets and net asset value per share at March 31, 2007 of $1,849,748 and $17.87, respectively.

Note 5. Earnings (Loss) Per Share

The following information sets forth the computation of basic and diluted per share net increase (decrease) in net assets resulting from operations for the three and nine months ended December 31, 2007 and December 31, 2006, respectively:

	Three months ended December 31, 2007	Three months ended December 31, 2006	Nine months ended December 31, 2007	Nine months ended December 31, 2006
Numerator for increase (decrease) in net assets per share resulting from operations:	$(25,607)	$56,977	$128,939	$209,399
Denominator for basic and diluted weighted average shares:	119,299,947	82,019,568	109,639,823	81,614,379
Basic and diluted net increase (decrease) in net assets per share resulting from operations:	$(0.21)	$0.69	$1.18	$2.57

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Note 6. Investments

Investments and cash equivalents consisted of the following as of December 31, 2007 and December 31, 2006, respectively:

	December 31, 2007		December 31, 2006
	Cost	Fair Value	Cost	Fair Value
Subordinated Debt/Corporate Notes	$1,878,157	$1,824,168	$1,424,669	$1,471,119
Preferred Equity	176,018	179,294	47,907	48,551
Common Equity/Partnership Interests	356,289	504,520	60,116	173,977
Warrants	2,092	8,104	3,023	6,821
Bank Debt/Senior Secured Loans	839,159	779,790	575,533	549,049
Cash Equivalents	821,608	821,608	344,602	344,580

Totals	$4,073,323	$4,117,484	$2,455,850	$2,594,097

Note 7. Foreign Currency Transactions and Translations

At December 31, 2007, the Company had outstanding non-U.S. borrowings on its $1.7 billion multicurrency revolving credit facility denominated in euros, pounds sterling, and Canadian dollars. Unrealized appreciation or depreciation on these outstanding borrowings is indicated in the table below:

Foreign Currency	Local Currency		Original Borrowing Cost	Current Value	Reset Date	Unrealized Appreciation (Depreciation)
Pounds Sterling		£35,700	$72,890	$71,064	1/7/2008	$1,826
Pounds Sterling		£2,500	4,957	4,976	2/13/2008	(19)
Canadian Dollar	C$	17,000	16,096	17,225	2/13/2008	(1,129)
Canadian Dollar	C$	29,700	25,161	30,093	2/19/2008	(4,932)
Euro		€42,500	56,599	62,137	2/21/2008	(5,538)
Euro		€27,500	37,022	40,206	2/25/2008	(3,184)
Euro		€2,000	2,961	2,924	2/28/2008	37
Euro		€25,061	30,246	36,641	2/29/2008	(6,395)
Canadian Dollar	C$	22,500	19,189	22,798	3/5/2008	(3,609)
Euro		€3,000	4,037	4,386	3/10/2008	(349)
Euro		€3,500	5,025	5,117	3/18/2008	(92)
Euro		€140,000	188,503	204,687	3/28/2008	(16,184)
Euro		€7,000	10,148	10,234	3/28/2008	(86)
Pounds Sterling		£6,750	13,266	13,437	3/28/2008	(171)

Totals			$486,100	$525,925		$(39,825)

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

Note 8. Expense Offset Arrangement

The Company benefits from an expense offset arrangement with JPMorgan Chase Bank, N.A. (“custodian bank”) whereby the Company earns credits on any uninvested cash balances held by the custodian bank. These credits are typically applied by the custodian bank as a reduction of the monthly custody fees charged to the Company. The total amount of credits earned during the three and nine months ended December 31, 2007 is $78 and $225, respectively. The total amount of credits earned during the three and nine months ended December 31, 2006 is $17 and $82, respectively.

Note 9. Cash Equivalents

Pending investment in longer-term portfolio holdings, Apollo Investment makes temporary investments in U.S. Treasury bills (of varying maturities) and repurchase agreements as outlined in our prospectus. These temporary investments are deemed cash equivalents by us and are included in our Schedule of Investments. At the end of each fiscal quarter, Apollo Investment typically takes proactive steps with the objective of enhancing flexibility in the next quarter. Currently, Apollo Investment purchases U.S. Treasury bills and closes out its position on a net cash basis subsequent to quarter end. Apollo Investment may also utilize repurchase agreements or other balance sheet transactions as it deems appropriate for this purpose. The amounts of these transactions are excluded from total assets for purposes of computing the asset base upon which the management fee is determined and do not increase the amount of funds available to make investments. U.S. Treasury bills with maturities of greater than 60 days from the time of purchase are marked-to-market as per our valuation policy.

Note 10. Repurchase Agreements

The Company enters into repurchase agreements as part of its investment program. The Company’s custodian takes possession of collateral pledged by the counterparty. The collateral is marked-to-market daily to ensure that the value, plus accrued interest, is at least equal to the repurchase price. In the event of default of the obligor to repurchase, the Company has the right to liquidate the collateral and apply the proceeds in satisfaction of the obligation. Under certain circumstances, in the event of default or bankruptcy by the counterparty to the agreement, realization and/or retention of the collateral or proceeds may be subject to legal proceedings. There were no repurchase agreements outstanding at December 31, 2007 or March 31, 2007.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

Note 11. Financial Highlights

The following is a schedule of financial highlights for the nine months ended December 31, 2007 and the year ended March 31, 2007:

	Nine months ended December 31, 2007 (unaudited)	Year ended March 31, 2007
Per Share Data:
Net asset value, beginning of period	$17.87	$15.15

Net investment income	1.46	1.49
Net realized and unrealized gain (loss)	(0.17)	2.11

Net increase in net assets resulting from operations	1.29	3.60
Dividends to shareholders (1)	(1.54)	(1.96)
Effect of anti-dilution	0.10	1.09
Offering costs	(0.01)	(0.01)

Net asset value at end of period	$17.71	$17.87

Per share market value at end of period	$17.05	$21.40
Total return (2)	(14.0)%	31.70%
Shares outstanding at end of period	119,299,947	103,507,766

Ratio/Supplemental Data:
Net assets at end of period (in millions)	$2,112.6	$1,849.7

Ratio of net investment income to average net assets	7.80%	9.09%

Ratio of operating expenses to average net assets*	3.53%	7.73%
Ratio of credit facility related expenses to average net assets	1.91%	2.49%

Ratio of total expenses to average net assets*	5.44%	10.22%
Average debt outstanding	$778,855	$580,209
Average debt per share	$7.10	$6.76
Portfolio turnover ratio	21.4%	43.8%

(1)	Dividends and distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under accounting principles generally accepted in the United States of America.
(2)	Total return is based on the change in market price per share during the respective periods. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan. Total return is not annualized.
*	For the nine months ended December 31, 2007, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is 3.52% and 5.43%, respectively, inclusive of the expense offset arrangement (see Note 8). For the year ended March 31, 2007, the ratios were 7.72% and 10.21%, respectively.

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

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2008 (through December 31, 2007)	$1,119,925	$2,886	$—	N/A
Fiscal 2007	492,312	4,757	—	N/A
Fiscal 2006	323,852	4,798	—	N/A
Fiscal 2005	0	0	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented (in 000’s).
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, as senior securities are not registered for public trading.

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

The average debt outstanding on the Facility was $778,855 and $602,057 for the nine months ended December 31, 2007 and 2006, respectively. The weighted average annual interest cost for the nine months ended December 31, 2007 was 6.16%, exclusive of 0.43% for commitment fees and for other prepaid expenses related to establishing the credit facility. The weighted average annual interest cost for the nine months ended December 31, 2006 was 5.48%, exclusive of 0.40% for commitment fees and for other prepaid expenses related to establishing the Facility. This weighted average annual interest cost reflects the average interest cost for all borrowings, including EURIBOR, CAD LIBOR, GBP LIBOR and USD LIBOR. The maximum amount borrowed during the nine months ended December 31, 2007 and 2006 was $1,142,891 and $926,434, respectively, at value. The remaining amount available under the facility was $580,075 at December 31, 2007. At December 31, 2007, the Company was in compliance with all financial and operational covenants required by the Facility.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Apollo Investment Corporation

We have reviewed the accompanying statements of assets and liabilities of Apollo Investment Corporation (the “Company”) as of December 31, 2007 and March 31, 2007, including the schedules of investments, the related statements of operations for the three and nine month periods ended December 31, 2007 and December 31, 2006, and of cash flows for the nine month periods ended December 31, 2007 and December 31, 2006 and the statements of changes in net assets for the nine month period ended December 31, 2007 and for the year ended March 31, 2007. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities as of March 31, 2007, and the related statements of operations, of cash flows and of changes in net assets for the year then ended, and in our report dated May 29, 2007 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of assets and liabilities as of March 31, 2007, is fairly stated in all material respects in relation to the financial statements from which it has been derived.

PricewaterhouseCoopers LLP

New York, New York

February 5, 2008

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

Revenue

We generate revenue primarily in the form of interest and dividend income from the debt and preferred securities we hold and capital gains, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of mezzanine or senior secured loans, generally have a stated term of five to ten years and bear interest at a fixed rate or a floating rate usually determined on the basis of a benchmark: LIBOR, EURIBOR, GBP LIBOR, or the prime rate. While U.S. subordinated debt and corporate notes typically accrue interest at fixed rates, some of these investments may include zero coupon, payment-in-kind (“PIK”) and/or step-up bonds that accrue income on a constant yield to call or maturity basis. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments provide for deferred interest payments or PIK. The principal amount of the debt securities and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we may generate revenue in the form of dividends paid to us on common equity investments as well as revenue in the form of commitment, origination, structuring fees, fees for providing managerial assistance and, if applicable, consulting fees, etc.

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

Portfolio and Investment Activity

During the three months ended December 31, 2007, we invested $360.0 million across 5 new and 10 existing portfolio companies. This compares to investing $233.9 million in 6 new and 2 existing portfolio companies for the three months ended December 31, 2006. Investments sold or prepaid during the three months ended December 31, 2007 totaled $122.7 million versus $85.3 million for the three months ended December 31, 2006.

At December 31, 2007, our net portfolio consisted of 70 portfolio companies and was invested 24% in senior secured loans, 55% in subordinated debt, 5% in preferred equity and 16% in common equity and warrants versus 54 portfolio companies invested 25% in senior secured loans, 65% in subordinated debt, 2% in preferred equity and 8% in common equity and warrants at December 31, 2006.

The weighted average yields on our senior secured loan portfolio, subordinated debt portfolio and total debt portfolio were 11.6%, 13.0% and 12.6%, respectively, at December 31, 2007 versus 12.7%, 13.6% and 13.4%, respectively, at December 31, 2006.

Since the initial public offering of Apollo Investment Corporation in April 2004 and through December 31, 2007, total invested capital exceeds $5.0 billion in 110 portfolio companies. Over the same period, Apollo Investment has also completed transactions with 80 different financial sponsors.

Senior secured loans and European mezzanine loans typically accrue interest at variable rates determined on the basis of a benchmark: LIBOR, EURIBOR, GBP LIBOR, or the prime rate, with stated maturities at origination that typically range from 5 to 10 years. While subordinated debt issued within the United States will typically accrue interest at fixed rates, some of these investments may include zero-coupon, PIK and/or step bonds that accrue income on a constant yield to call or maturity basis. At December 31, 2007, 57% or $1.6 billion of our interest-bearing portfolio is fixed rate and 43% or $1.2 billion is floating rate. At December 31, 2006, 58% or $1.2 billion of our interest-bearing portfolio is fixed rate debt and 42% or $0.9 billion is floating rate debt.

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

Valuation of Portfolio Investments

As a business development company, we generally invest in illiquid or thinly traded securities including debt and equity securities of middle market companies. Under procedures established by our Board of Directors, we value investments, including certain subordinated debt, senior secured debt and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations unless they are deemed not to represent fair value. We obtain market quotations from independent pricing services or use the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). From time to time, we may also utilize independent third party valuation firms to determine fair value if and when such market quotations are deemed not to represent fair value. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by or under the direction of our Board of Directors. Such determination of fair values may involve subjective judgments and estimates. Investments purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates value. With respect to unquoted securities, our board of directors, together with our independent valuation advisers value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, our board, together with our independent valuation advisers consider the pricing indicated by the external event to corroborate and/or assist us in our valuation. Because we expect that there will not be a readily available market for many of the investments in our portfolio, we expect to value many of our portfolio investments at fair value as determined in good faith by or under the direction of our Board of Directors pursuant to a valuation policy and a consistently applied valuation process utilizing the input of the investment adviser, independent valuation firms and the audit committee. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available fair market value, the value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements, which assists in clarifying the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Adoption of SFAS 157 generally requires the use of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. At this time, the Company is in the process of reviewing SFAS 157 against its current valuation policies to determine future applicability.

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

Results of Operations

Results comparisons are for the three and nine months ended December 31, 2007 and December 31, 2006.

Investment Income

For the three and nine months ended December 31, 2007, gross investment income totaled $92.9 million and $267.9 million, respectively, as compared to $71.1 million and $190.8 million for the comparative periods a year earlier. The increase in investment income for the three and nine months ended December 31, 2007 was primarily due to the continued growth of our investment portfolio as compared to the previous periods. Origination and commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans and accelerated into interest income upon exit, as applicable.

Expenses

For the three and nine months ended December 31, 2007, net expenses totaled $49.7 million and $108.3 million, respectively. Included in net expenses were base management fees and performance based incentive fees totaling $32.0 million and $63.4 million, interest and other credit facility related expenses totaling $16.0 million and $38.7 million, and general and administrative expenses totaling $1.7 million and $6.2 million, respectively, for the three and nine months ended December 31, 2007. For the comparative three and nine month periods a year earlier, net expenses totaled $32.4 million and $86.6 million, respectively. Included in net expenses were base management fees and performance based incentive fees totaling $18.1 million and $54.9 million, interest and other credit facility related expenses totaling $12.8 million and $26.7 million, and general and administrative expenses totaling $1.5 million and $5.0 million, respectively, for the three and nine months ended December 31, 2006. Expenses consist of base investment advisory and management fees, performance based incentive fees, insurance expenses, administrative services expenses, professional fees, directors’ fees, audit and tax services expenses, and other general and administrative expenses. A general increase in net expenses was primarily due to an increase in base management and net realized capital gain incentive fees as well as an increase in other general and administrative expenses related to the growth of our investment portfolio as compared to the previous period. For the three and nine months ended December 31, 2007, excise tax expenses totaled $1.7 million. For the three and nine months ended December 31, 2006, excise tax expenses totaled $0.7 million.

Net Investment Income

The Company’s net investment income totaled $41.5 million and $157.9 million or $0.35 per share and $1.44 per share, respectively, for the three and nine months ended December 31, 2007. For the three and nine months ended December 31, 2006, net investment income totaled $38.0 million and $103.6 million or $0.46 per share and $1.27 per share, respectively.

Net Realized Gains/Losses

The Company had investment sales and prepayments totaling $122.7 million and $611.5 million, respectively, for the three and nine months ended December 31, 2007. For the three and nine months ended December 31, 2006, investment sales and prepayments totaled $85.3 million and $496.7 million, respectively. Net realized gains for the three and nine months ended December 31, 2007 were $80.5 million and $58.9 million versus net realized losses and gains of $0.5 million and $26.3 million, respectively, for the three and nine months ended December 31, 2006.

Net Unrealized Appreciation (Depreciation) on Investments, Cash Equivalents and Foreign Currencies

For the three and nine months ended December 31, 2007, the Company’s investments, cash equivalents, foreign currencies and other assets and liabilities had a net decrease in appreciation, including reversals from realized capital gains, of $147.6 million and $87.8 million, respectively. For the three and nine months ended December 31, 2006, the Company’s investments, cash equivalents, foreign currencies and other assets and liabilities had a net increase in appreciation of $19.4 million and $79.5 million, respectively. At December 31, 2007, net unrealized appreciation totaled $4.4 million versus $117.8 million at December 31, 2006.

Net Increase/Decrease in Net Assets From Operations

For the three months ended December 31, 2007, the Company had a net decrease in net assets resulting from operations of $25.6 million. For the nine months ended December 31, 2007, the Company had a net increase in net assets resulting from operations of $128.9 million. For the three and nine months ended December 31, 2006, the Company had a net increase in net assets resulting from operations of $57.0 million and $209.4 million, respectively. On a weighted average per share basis, there was a loss of $0.21 and an increase of $1.18, respectively, for the three and nine months ended December 31, 2007 versus an increase of $0.69 and $2.57 per share, respectively, for the three and nine months ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

On September 18, 2007, the Company closed on its most recent public offering of common stock selling 14.95 million shares of common stock at $20.00 per share raising approximately $285.5 million in net proceeds. The Company’s liquidity and capital resources are also generated and available through its senior secured, multi-currency $1.7 billion, five-year, revolving credit facility maturing in April 2011 as well as from cash flows from operations, investment sales and prepayments of senior and subordinated loans and income earned from investments and cash equivalents. At December 31, 2007, the Company has $1.1 billion in borrowings outstanding and had $0.6 billion available for its use. In the future, the Company may raise additional equity or debt capital off its shelf registration or may securitize a portion of its investments among other considerations. The primary use of funds will be investments in portfolio companies, cash distributions to our shareholders and for other general corporate purposes.

	Payments due by Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Revolving Credit Facility (1)	$1,120	$—	$—	$1,120	$—

(1)	At December 31, 2007, $580 million remained unused under our senior secured revolving credit facility.

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

Off-Balance Sheet Arrangements

On February 28, 2007, the Company entered into Senior Secured Term Loan agreements with Gray Wireline Service Inc., resulting in investments of $40 million in a First Out Term Loan and $70 million in a Second Out Term Loan. In connection with the transaction, the Company also committed to $27.5 million of additional delay draw commitments under the term loans subject to various contingencies and draw down tests. As of December 31, 2007, the Company has $20.0 million of delay draw commitments remaining.

At December 31, 2007, we did not have any additional off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than the investment advisory and management agreement and the administration agreement described above.

Dividends

Dividends paid to stockholders for the three and nine months ended December 31, 2007 totaled $62.0 million or $0.52 per share and $168.9 million or $1.55 per share, respectively. For the three and nine months ended December 31, 2006, dividends totaled $41.0 million or $0.50 per share and $115.9 million or $1.42 per share, respectively. Tax characteristics of all dividends will be reported to shareholders on Form 1099 after the end of the calendar year.

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

With respect to the dividends paid to shareholders, income from origination, commitment and certain other upfront fees associated with investments in portfolio companies is treated as taxable income and accordingly, distributed to shareholders. For the three and nine months ended December 31, 2007, we received upfront fees totaling $0.0 million and $0.1 million, which are being amortized into income over the lives of their respective loans. For the three and nine months ended December 31, 2006, we received upfront fees totaling $2.6 million and $6.1 million, respectively.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. During the three and nine months ended December 31, 2007, many of the loans in our portfolio had floating interest rates. These loans are usually based on a floating LIBO rate and typically have durations of one to six months after which they reset to current market interest rates. As the percentage of our U.S. mezzanine and other subordinated loans increase as a percentage of our total investments, we expect that more of the loans in our portfolio will have fixed rates. Accordingly, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the three and nine months ended December 31, 2007, we did not engage in interest rate hedging activities.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2007 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the third quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We, Apollo Investment Management and Apollo Investment Administration are not currently subject to any material pending legal proceedings.

Item 1A.	Risk Factors

A restated description of the risk factors associated with our business is set forth below. This description includes any changes (whether or not material) to, and supersedes, the description of the risk factors associated with our business previously discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, as amended by the description of the risk factors associated with our business previously discussed in Part I, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 5, 2008.

APOLLO INVESTMENT CORPORATION

By:	/s/ JOHN J. HANNAN
John J. Hannan
Chief Executive Officer and Director

By:	/s/ RICHARD L. PETEKA
Richard L. Peteka
Chief Financial Officer and Treasurer