Form 10-K
period 2008-03-31
APOLLO INVESTMENT CORP
filed 2008-05-29
CIK 1278752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2008

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

The aggregate market value of common stock held by non-affiliates of the Registrant on September 28, 2007 based on the closing price on that date of $20.80 on the NASDAQ Global Select Market was approximately $2.5 billion. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 142,221,335 shares of the Registrant’s common stock outstanding as of May 19, 2008.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2008 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

APOLLO INVESTMENT CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2008

TABL E OF CONTENTS

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

We believe that our investment adviser, Apollo Investment Management, is able to leverage the overall Apollo Global Management investment platform, resources and existing relationships with financial sponsors, financial institutions and other investment firms to provide us with attractive investments. In addition to deal flow, the Apollo investment platform assists our investment adviser in analyzing, structuring and monitoring investments. Apollo’s senior partners have worked together for over 18 years and have substantial experience investing in senior loans, high yield bonds, mezzanine debt and private equity. The Company has access to the Apollo staff of approximately 175 professionals employed by Apollo who provide assistance in accounting, legal, compliance, technology and investor relations.

Our portfolio is comprised primarily of investments in long-term subordinated debt, referred to as mezzanine debt, and senior secured loans of private middle-market companies, and from time to time includes equity interests such as common stock, preferred stock, warrants or options. In this Form 10-K, we use the term “middle-market” to refer to companies with annual revenues between $50 million and $2 billion. While our primary focus is to generate both current income and capital appreciation through investments in loans and other debt securities both senior and subordinated, and private equity, we may invest a portion of the portfolio in opportunistic investments, such as foreign securities.

During our fiscal year ended March 31, 2008, we invested $1.8 billion across 27 new and numerous existing portfolio companies. This compares to investing $1.4 billion in 24 new and several existing portfolio companies for the previous fiscal year ended March 31, 2007. Investments sold or prepaid during the fiscal year ended March 31, 2008 totaled $714 million versus $845 million for the fiscal year ended March 31, 2007. Total invested capital since our initial public offering in April 2004 through March 31, 2008 is $5.2 billion. The weighted average yields on our senior secured loan portfolio, subordinated debt portfolio and total debt portfolio at our current cost basis were 10.0%, 12.8% and 12.0%, respectively, at March 31, 2008. At March 31, 2007, the yields were 12.3%, 13.5%, and 13.1%, respectively.

Our targeted investment size typically ranges between $20 million and $250 million, although this investment size may vary proportionately as the size of our capital base changes. At March 31, 2008, our net portfolio consisted of 71 portfolio companies and was invested 22% in senior secured loans, 57% in subordinated debt, 6% in preferred equity and 15% in common equity and warrants versus 57 portfolio companies invested 26% in senior secured loans, 61% in subordinated debt, 4% in preferred equity and 9% in common equity and warrants at March 31, 2007.

Since the initial public offering of Apollo Investment in April 2004 and through March 31, 2008, total invested capital exceeds $5.2 billion in 112 portfolio companies. Over the same period, Apollo Investment has also completed transactions with 80 different financial sponsors.

Senior secured loans and European mezzanine loans typically accrue interest at variable rates determined on the basis of a benchmark: LIBOR, EURIBOR, GBP LIBOR, or the prime rate, with stated maturities at origination that typically range from 5 to 10 years. While subordinated debt issued within the United States will typically accrue interest at fixed rates, some of these investments may include zero-coupon, PIK and/or step bonds that accrue income on a constant yield to call or maturity basis. At March 31, 2008, 62% or $1.6 billion of our interest-bearing investment portfolio is fixed rate debt and 38% or $1.0 billion is floating rate debt. At March 31, 2007, 64% or $1.4 billion of our interest-bearing investment portfolio was fixed rate debt and 36% or $0.8 billion was floating rate debt.

About Apollo

Founded in 1990, Apollo is a leading global alternative asset manager with a proven track record of successful private equity, distressed debt and mezzanine investing. Apollo raises, invests and manages private equity and capital markets funds on behalf of some of the world’s most prominent pension and endowment funds as well as other institutional and individual investors.

Apollo’s investment approach is value-oriented, focusing on industries in which it has considerable knowledge, and emphasizing downside protection and the preservation of capital. Apollo has successfully applied its investment philosophy in flexible and creative ways over its 18 year history, allowing it to consistently find attractive investment opportunities, deploy capital up and down the balance sheet of industry leading, or “franchise” businesses and create value throughout economic cycles.

About Apollo Investment Management

Apollo Investment Management (“AIM”), our investment adviser, is led by a dedicated and growing team of investment professionals and is further supported by Apollo’s team of more than 175 professionals as of March 31, 2008. AIM’s investment committee currently consists of John J. Hannan, the Chairman of our board of directors, our Chief Executive Officer and Chairman of AIM’s investment committee; James C. Zelter, our President and Chief Operating Officer and a Vice President of the general partner of AIM; Patrick J. Dalton, an Executive Vice President of Apollo Investment and a Vice President and the Chief Investment Officer of the general partner of AIM; and José Briones, a Vice President of the general partner of AIM. The composition of the investment committee of AIM may change from time to time. AIM draws upon Apollo’s 18 year history and benefits from the Apollo investment professionals’ significant capital markets, trading and research expertise developed through investments in many core industry sectors in over 150 companies since inception.

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

As a business development company, we are required to comply with certain regulatory requirements. Also, while we are permitted to finance investments using debt, our ability to use debt is limited in certain significant respects. We have elected to be treated for federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Code.

Investments

Apollo Investment seeks to create a portfolio that includes primarily debt investments in mezzanine, senior secured loans and, to a lesser extent, private equity by generally investing approximately $20 million to $250 million of capital, on average, in the securities of middle-market companies. The average investment size will vary as our capital base varies. Our target portfolio will generally be more heavily weighted toward mezzanine loans. Structurally, mezzanine loans usually rank subordinate in priority of payment to senior debt, such as senior bank debt, and are often unsecured. As such, other creditors may rank senior to us in the event of an insolvency. However, mezzanine loans rank senior to common and preferred equity in a borrowers’ capital structure. Mezzanine loans may have a fixed or floating interest rate. Additional upside can be generated from upfront fees, call protection including non-call periods or call premiums, equity co-investments or warrants. We believe that mezzanine loans offer an attractive investment opportunity based upon their historic returns and resilience during economic downturns. Additionally, we may acquire investments in the secondary market if we believe the risk-adjusted returns are attractive.

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

In an effort to increase our returns and the number of loans that we can make, we may in the future seek to securitize our loans. To securitize loans, we may create a wholly owned subsidiary and contribute a pool of loans to the subsidiary. We may sell interests in the subsidiary on a non-recourse basis to purchasers whom we would expect to be willing to accept a lower interest rate to invest in investment-grade loan pools. We may use the proceeds of such sales to pay down bank debt or to fund additional investment.

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

At March 31, 2008, our net portfolio consisted of 71 portfolio companies and was invested 57% in subordinated debt, 6% in preferred equity, 15% in common equity and warrants and 22% in senior secured loans. We expect that our portfolio will continue to include primarily mezzanine loans, and to a lesser extent, senior secured loans, and equity-related securities. In addition, we also expect to invest a portion of our portfolio in opportunistic investments, which are not our primary focus, but are intended to enhance our risk-adjusted returns to stockholders. These investments may include, but are not limited to, securities of public companies and debt and equity securities of companies located outside of the United States.

Listed below are our top ten portfolio companies and industries represented as a percentage of total assets for the years ended March 31, 2008 and 2007:

TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF MARCH 31, 2008

PORTFOLIO COMPANY	% of Total Assets	INDUSTRY	% of Total Assets
Grand Prix Holdings, LLC (Innkeepers USA)	6.6%	Hotels, Motels, Inns and Gaming	6.6%
First Data Corporation	4.9%	Financial Services	6.1%
Asurion Corporation	3.1%	Oil & Gas	5.5%
TL Acquisitions, Inc. (Thomson Learning)	2.5%	Education	4.9%
GS Prysmian Co-Invest L.P. (Prysmian Cables and Systems)	2.5%	Business Services	4.3%
Gray Wireline Service, Inc.	2.2%	Industrial	4.0%
Associated Materials, Inc.	2.1%	Retail	3.8%
Fleetpride Corporation	2.1%	Insurance	3.5%
Quality Home Brands Holdings	2.0%	Diversified Service	3.4%
Ranpak Corporation	2.0%	Environmental	3.3%

TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF MARCH 31, 2007

PORTFOLIO COMPANY	% of Total Assets	INDUSTRY	% of Total Assets
Gray Wireline Service, Inc.	3.2%	Oil & Gas	8.5%
Sorenson Communications, Inc.	2.8%	Business Services	5.4%
Varel Holdings, Inc.	2.5%	Consumer Services	4.8%
ALM Media Holdings, Inc.	2.4%	Publishing	4.7%
Associated Materials, Inc.	2.3%	Direct Marketing	4.2%
Quality Home Brands Holdings	2.2%	Manufacturing	3.4%
Fleetpride Corporation	2.2%	Consumer Products	3.4%
N.E.W. Customer Service Cos.	2.0%	Leisure Equipment	2.9%
SigmaKalon Holdco B.V.	2.0%	Building Products	2.7%
GS Prysmian Co-Invest L.P. (Prysmian Cables & Systems)	1.9%	Chemicals	2.6%

Listed below is the geographic breakdown of the portfolio as of March 31, 2008 and 2007:

Geographic Region	% of Portfolio at March 31, 2008	Geographic Region	% of Portfolio at March 31, 2007
United States	86.8%	United States	83.1%
Canada	2.1%	Canada	2.9%
Western Europe	11.1%	Western Europe	14.0%

	100.0%		100.0%

Investment selection

We are committed to the same value oriented philosophy used by the investment professionals who manage Apollo’s private investment funds and will commit resources to managing downside exposure.

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

We may also seek to invest in portfolio companies in the form of senior secured loans. We expect these senior secured loans to have terms of three to ten years and may provide for deferred interest payments over the term of the loan. We generally seek to obtain security interests in the assets of our portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first or second priority liens on the assets of a portfolio company.

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

Competition

Our primary competitors in providing financing to middle-market companies include public and private funds, commercial and investment banks, commercial financing companies, and, to the extent they provide an alternative form of financing, private equity funds. Additionally, because competition for investment opportunities generally has increased among alternative investment vehicles, such as hedge funds, those entities have begun to invest in areas they have not traditionally invested in, including investments in middle-market companies. As a result of these new entrants, competition for investment opportunities at middle-market companies has intensified. Some of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. We expect to use the industry information of Apollo’s investment professionals to which we have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we believe that the relationships of the senior managers of AIM and of the senior partners of Apollo, enable us to learn about, and compete effectively for, financing opportunities with attractive middle-market companies in the industries in which we seek to invest.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

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

You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 am to 3:00 pm. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC and state the address of that site (http://www.sec.gov).

Our internet address is www.apolloic.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K, and you should not consider information contained on our website to be part of this annual report on Form 10-K.

Item 1A. Risk Factors

Investing in Apollo Investment involves a number of significant risks related to our business, structure, investments and investment in our common stock. As a result, there can be no assurance that we will achieve our investment objective.

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

A number of entities compete with us to make the types of investments that we make. We compete with public and private funds, commercial and investment banks, commercial financing companies, and, to the extent they provide an alternative form of financing, private equity funds. Additionally, because competition for investment opportunities generally has increased among alternative investment vehicles, such as hedge funds, those entities have begun to invest in areas they have not traditionally invested in. As a result of these new entrants, competition for investment opportunities has intensified and we expect that trend to continue. Some of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this existing and increasing competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

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

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, the contractual arrangements governing these senior securities may require us to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock at a price below the current net asset value of the common stock, or sell warrants, options or rights to acquire such common stock at a price below the current net asset value of the stock, if our board of directors determines that such sale is in the best interests of ourselves and our stockholders, and our stockholders approve our policy and practice of making such sales. Subject to certain exceptions, the price at which our common stock is to be issued and sold if at less than net asset value, may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such shares (less any distributing commission or discount) at the time such shares, warrants, options or rights are sold.

In addition to issuing securities to raise capital as described above, we may in the future seek to securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly-owned subsidiary and contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who we would expect to be willing to accept a substantially lower interest rate than the loans earn. We would retain all or a portion of the equity in the securitized pool of loans. Our retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses. Accordingly, if the pool of loans experienced a low level of losses due to defaults, we would earn an incremental amount of income on our retained equity but we would be exposed, up to the amount of equity we retained, to that proportion of any losses we would have experienced if we had continued to hold the loans in our portfolio. We would not treat the debt issued by such a subsidiary as senior securities. An inability to successfully securitize our loan portfolio could limit our ability to grow our business and fully execute our business strategy, and could decrease our earnings, if any. Moreover, the successful securitization of our loan portfolio might expose us to losses because the residual loans in which we do not sell interests may tend to be those that are riskier and more apt to generate losses.

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

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. Our lenders have fixed dollar claims on our assets that are superior to the claims of our common stockholders or any preferred stockholders. If the value of our assets increases, then leveraging would cause the net asset value to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our consolidated income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments. Leverage is generally considered a speculative investment technique.

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

We are currently analyzing the effect on our financial position, including our net asset value and results of operations, of the adoption of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, issued by the Financial Accounting Standards Board.

We will adopt this statement on a prospective basis for the quarter ending June 30, 2008. Adoption of this statement could have a material effect on our financial statements, including our net asset value. The actual impact, however, on our financial statements in the period of adoption and subsequent to the period of adoption cannot be determined at this time because it will be influenced by the estimates of fair value for that period and the number and amount of investments we originate, acquire or exit.

In the past following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company.

If our stock price fluctuates significantly, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

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

As a business development company, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Pursuant to rules adopted in 2006, the SEC expanded the definition of “eligible portfolio company” to include certain public companies that do not have any securities listed on a national securities exchange. The SEC recently adopted an additional new rule under the 1940 Act to expand the definition of “eligible portfolio company” to include companies whose securities are listed on a national securities exchange but whose market capitalization is less than $250 million. This new rule will become effective July 21, 2008.

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

We do not generally take controlling equity positions in our portfolio companies. To the extent that we do not hold a controlling equity interest in a portfolio company, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and the stockholders and management of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company, and may therefore suffer a decrease in the value of our investments.

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

Hedging transactions may expose us to additional risks.

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

Holders of any preferred stock we might issue, voting separately as a single class, would have the right to elect one or more members of the board of directors at all times and in the event dividends become two full years in arrears would have the right to elect a majority of the directors until such arrearage is completely eliminated. In addition, preferred stockholders have class voting rights on certain matters, including changes in fundamental investment restrictions and conversion to open-end status, and accordingly can veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies or the terms of our credit facilities, might impair our ability to maintain its qualification as a RIC for federal income tax purposes. While we would intend to redeem our preferred stock to the extent necessary to enable us to distribute our income as required to maintain our qualification as a RIC, there can be no assurance that such actions could be effected in time to meet the tax requirements.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

As of March 31, 2008, we do not own any real estate or other physical properties materially important to our operation. Our administrative and principal executive offices are located at 9 West 57th Street, New York, NY 10019. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3. Legal Proceedings

As of March 31, 2008, we were not subject to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during our fourth fiscal quarter ended March 31, 2008.

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

	NAV(1)	Closing Sales Price		Premium of High Sales Price to NAV(2)	Premium or Discount of Low Sales Price to NAV(2)	Declared Dividends
		High	Low
Fiscal Year Ending March 31, 2008
Fourth Fiscal Quarter	$15.83	$16.70	$14.21	105%	90%	$0.52
Third Fiscal Quarter	$17.71	$21.81	$16.32	123%	92%	$0.52
Second Fiscal Quarter	$18.44	$22.90	$19.50	124%	106%	$0.52
First Fiscal Quarter	$19.09	$24.13	$21.37	126%	112%	$0.51

Fiscal Year Ending March 31, 2007
Fourth Fiscal Quarter	$17.87	$24.12	$20.30	135%	114%	$0.51
Third Fiscal Quarter	$16.36	$23.27	$20.56	142%	126%	$0.50
Second Fiscal Quarter	$16.14	$20.81	$17.96	129%	111%	$0.47
First Fiscal Quarter	$15.59	$19.39	$17.74	124%	114%	$0.45

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)	Calculated as of the respective high or low closing sales price divided by the quarter end NAV.

While our common stock has from time to time traded in excess of our net asset value, there can be no assurance, however, that it will trade at such a premium (to net asset value) in the future. The last reported closing market price of our common stock on May 19, 2008 was $18.04 per share. As of May 19, 2008, we had 101 stockholders of record.

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

We may not be able to achieve operating results that will allow us to make dividends and distributions at a specific level or to increase the amount of these dividends and distributions from time to time. In addition, we may be limited in our ability to make dividends and distributions due to the asset coverage test for borrowings when applicable to us as a business development company under the 1940 Act and due to provisions in current and future credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our RIC status. We cannot assure stockholders that they will receive any dividends and distributions or dividends and distributions at a particular level.

The following table lists the quarterly dividends per share from our common stock for the past two fiscal years.

Declared Dividends
Fiscal Year Ending March 31, 2008
Fourth Fiscal Quarter	$0.52
Third Fiscal Quarter	$0.52
Second Fiscal Quarter	$0.52
First Fiscal Quarter	$0.51

Fiscal Year Ending March 31, 2007
Fourth Fiscal Quarter	$0.51
Third Fiscal Quarter	$0.50
Second Fiscal Quarter	$0.47
First Fiscal Quarter	$0.45

Recent Sale of Unregistered Securities

We did not engage in any sales of unregistered securities during the fiscal year ended March 31, 2008.

STOCK PERFORMANCE GRAPH

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, for the period April 8, 2004 (inception of Apollo Investment Corporation) through March 31, 2008. The graph assumes that, on April 8, 2004, a person invested $100 in each of our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

The graph and other information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The Statement of Operations, Per Share and Balance Sheet data for the fiscal years ended March 31, 2008, 2007, 2006 and the period ended March 31, 2005 are derived from our financial statements which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. This selected financial data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	For the Year Ended March 31, (dollar amounts in thousands, except per share data)			For the Period April 8, 2004* through March 31, 2005
Statement of Operations Data:	2008	2007	2006
Total Investment Income	$357,878	$266,101	$152,827	$47,833
Net Expenses (including taxes)	$156,272	$140,783	$63,684	$22,380
Net Investment Income	$201,606	$125,318	$89,143	$25,453
Net Realized and Unrealized Gains (Losses)	$(235,044)	$186,848	$31,244	$18,692
Net Increase (Decrease) in Net Assets Resulting from Operations	$(33,438)	$312,166	$120,387	$44,145

Per Share Data:
Net Asset Value	$15.83	$17.87	$15.15	$14.27
Net Increase (Decrease) in Net Assets Resulting from Operations	$(0.30)	$3.64	$1.90	$0.71
Distributions Declared	$2.070	$1.930	$1.630	$0.485

Balance Sheet Data:
Total Assets	$3,724,324	$3,523,218	$2,511,074	$1,733,384
Borrowings Outstanding	$1,639,122	$492,312	$323,852	$0
Total Net Assets	$1,897,908	$1,849,748	$1,229,855	$892,886

Other Data:
Total Return(1)	(17.5)%	31.7%	12.9%	15.3%
Number of Portfolio Companies at Period End	71	57	46	35
Total Portfolio Investments for the Period	$1,755,913	$1,446,730	$1,110,371	$894,335
Investment Sales and Prepayments for the Period	$714,225	$845,485	$452,325	$71,730
Weighted Average Yield on Debt Portfolio at Period End	12.0%	13.1%	13.1%	10.5%

*	Commencement of operations
(1)	Total return is based on the change in market price per share and takes into account dividends and distributions, if any, reinvested in accordance with Apollo Investment’s dividend reinvestment plan. Total return is not annualized.

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

OVERVIEW

Apollo Investment was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a BDC under the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended. Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. Apollo Investment commenced operations on April 8, 2004 upon completion of its initial public offering that raised $870 million in net proceeds selling 62 million shares of its common stock at a price of $15.00 per share. Since then, and through March 31, 2008, we have raised an additional $1 billion in net proceeds from additional offerings of common stock.

Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make.

As a business development company, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Pursuant to rules adopted in 2006, the SEC expanded the definition of “eligible portfolio company” to include certain public companies that do not have any securities listed on a national securities exchange. The SEC recently adopted an additional new rule under the 1940 Act to expand the definition of “eligible portfolio company” to include companies whose securities are listed on a national securities exchange but whose market capitalization is less than $250 million. This new rule will become effective July 21, 2008.

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

Portfolio and Investment Activity

During our fiscal year ended March 31, 2008, we invested $1.8 billion, across 27 new and numerous existing portfolio companies. This compares to investing $1.4 billion in 24 new and several existing portfolio companies for the previous fiscal year ended March 31, 2007. Investments sold or prepaid during the fiscal year ended March 31, 2008 totaled $714 million versus $845 million for the fiscal year ended March 31, 2007.

At March 31, 2008, our net portfolio consisted of 71 portfolio companies and was invested 22% in senior secured loans, 57% in subordinated debt, 6% in preferred equity and 15% in common equity and warrants versus 57 portfolio companies invested 26% in senior secured loans, 61% in subordinated debt, 4% in preferred equity and 9% in common equity and warrants at March 31, 2007.

The weighted average yields on our senior secured loan portfolio, subordinated debt portfolio and total debt portfolio at our current cost basis were 10.0%, 12.8% and 12.0%, respectively, at March 31, 2008. At March 31, 2007, the yields were 12.3%, 13.5%, and 13.1%, respectively.

Since the initial public offering of Apollo Investment Corporation in April 2004 and through March 31, 2008, total invested capital exceeds $5.2 billion in 112 portfolio companies. Over the same period, Apollo Investment has also completed transactions with 80 different financial sponsors.

Senior secured loans and European mezzanine loans typically accrue interest at variable rates determined on the basis of a benchmark: LIBOR, EURIBOR, GBP LIBOR, or the prime rate, with stated maturities at origination that typically range from 5 to 10 years. While subordinated debt issued within the United States will typically accrue interest at fixed rates, some of these investments may include zero-coupon, PIK and/or step bonds that accrue income on a constant yield to call or maturity basis. At March 31, 2008, 62% or $1.6 billion of our interest-bearing investment portfolio is fixed rate debt and 38% or $1.0 billion is floating rate debt. At March 31, 2007, 64% or $1.4 billion of our interest-bearing investment portfolio was fixed rate debt and 36% or $0.8 billion was floating rate debt.

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

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements, which assists in clarifying the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Adoption of SFAS 157 generally requires the use of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We continue to analyze the effect of adoption of this statement on our financial position, including our net asset value and results of operations, but currently believe that it will not have a significant impact on our financial position, including our net asset value and results of operations. We will adopt this statement on a prospective basis beginning in the quarter ending June 30, 2008. The actual impact on our financial statements in the period of adoption and subsequent to the period of adoption cannot be determined at this time as it will be influenced by the estimates of fair value for that period and the number and amount of investments we originate, acquire or exit.

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

RESULTS OF OPERATIONS

Results comparisons are for the fiscal years ended March 31, 2008, March 31, 2007 and March 31, 2006.

Investment Income

For the fiscal years ended March 31, 2008, March 31, 2007 and March 31, 2006, gross investment income totaled $357.9 million, $266.1 million and $152.8 million, respectively. The continued increase in gross investment income for fiscal years 2007 and 2008 was primarily due to the growth of our investment portfolio as compared to previous fiscal periods. Origination, closing and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans.

Expenses

Net expenses totaled $154.4 million, $139.7 million and $63.7 million, respectively, for the fiscal years ended March 31, 2008, March 31, 2007 and March 31, 2006, of which $30.4 million, $57.9 million and $22.3 million, respectively, were performance-based incentive fees and $55.8 million, $34.4 million and $13.0 million, respectively, were interest and other credit facility expenses. Net expenses exclusive of performance-based incentive fees and interest and other credit facility expenses for the years ended March 31, 2008, March 31, 2007 and March 31, 2006 were $68.2 million, $47.4 million and $28.4 million, respectively. Of these expenses, general and administrative expenses totaled $8.3 million, $6.8 million and $5.0 million, respectively, for the fiscal years ended March 31, 2008, 2007 and 2006. In addition, excise tax expense totaled $1.9 million, $1.1 million, and $0 for the fiscal years ended March 31, 2008, 2007 and 2006. Expenses consist of base investment advisory and management fees, insurance expenses, administrative services fees, professional fees, directors’ fees, audit and tax services expenses, and other general and administrative expenses. The increases in net expenses from fiscal 2006 to 2007 and fiscal 2007 to 2008 were primarily related to increases in base management fees and other general and administrative expenses related to the growth of our investment portfolio as compared to the previous periods.

Net Investment Income

The Company’s net investment income totaled $201.6 million, $125.3 million and $89.1 million, respectively, for the fiscal years ended March 31, 2008, 2007 and 2006.

Net Realized Gains

The Company had investment sales and prepayments totaling $714 million, $845 million and $452 million, respectively, for the fiscal years ended March 31, 2008, 2007 and 2006. Net realized gains for the fiscal years ended March 31, 2008, 2007 and 2006 were $54.3 million, $132.9 million and $11.2 million, respectively. The significant increase in net realized gains from fiscal year 2006 to fiscal year 2007 was primarily due to a gain of $107.6 million realized from GS Prysmian Co-Invest LP (pursuant to a sale and purchase agreement dated as of January 24, 2007, along with the GS Funds, GS Prysmian Co-Invest LP agreed to sell its remaining equity securities it owned in Prysmian (Lux) Sarl to a newly created entity for cash and equity securities consideration totaling € 85.6 million).

Net Unrealized Appreciation (Depreciation) on Investments, Cash Equivalents and Foreign Currencies

For the fiscal year ended March 31, 2008 net unrealized appreciation on the Company’s investments, cash equivalents, foreign currencies and other assets and liabilities decreased $289.3 million. For the fiscal years ended March 31, 2007 and 2006, net unrealized appreciation on the Company’s investments, cash equivalents, foreign currencies and other assets and liabilities increased $54.0 million and $20.1 million, respectively. At March 31, 2008, net unrealized depreciation totaled $197.1 million versus net unrealized appreciation of $92.2 million at March 31, 2007.

Net Increase (Decrease) in Net Assets From Operations

For the fiscal year ended March 31, 2008, the Company had a net decrease in net assets resulting from operations of $33.4 million. For the fiscal years ended March 31, 2007 and 2006, the Company had a net increase in net assets resulting from operations of $312.2 million and $120.4 million, respectively. The net decrease in net assets from operations per share was $0.30 for the year ended March 31, 2008. For the years ended March 31, 2007 and 2006, the net increase in net assets from operations per share was $3.64 and $1.90, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On September 18, 2007, the Company closed on a public offering of 14.95 million shares of common stock at $20.00 per share raising approximately $285.5 million in net proceeds. The Company’s liquidity and capital resources are also generated and available through its senior secured, multi-currency $1.7 billion, five-year, revolving credit facility maturing in April 2011 as well as from cash flows from operations, investment sales and prepayments of senior and subordinated loans and income earned from investments and cash equivalents. At March 31, 2008, the Company has $1.6 billion in borrowings outstanding and $0.1 billion remaining unused. In addition, the Company held cash and cash equivalents on its balance sheet totaling $415.0 million. In the future, the Company may raise additional equity or debt capital off its shelf registration or may securitize a portion of its investments among other considerations. The primary use of funds will be investments in portfolio companies, cash distributions to our stockholders and for other general corporate purposes. In addition, on May 16, 2008, the Company closed on a public offering of 22.3 million shares of common stock at $17.11 per share raising approximately $369.6 million in net proceeds.

	Payments due by Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Revolving Credit Facility(1)	$1,639	$—	$—	$1,639	$—

(1)	At March 31, 2008, $61 million remained unused under our senior secured revolving credit facility.

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

Off-Balance Sheet Arrangements

On February 28, 2007, the Company entered into Senior Secured Term Loan agreements with Gray Wireline Service Inc., resulting in investments of $40 million in a First Out Term Loan and $70 million in a Second Out Term Loan. In connection with the transaction, the Company also committed to $27.5 million of additional delay draw commitments under the term loans subject to various contingencies and draw down tests. As of March 31, 2008, the Company had $20.0 million of delay draw commitments remaining. Effective April 9, 2008, the remaining commitments were terminated by Gray Wireline Service Inc.

The Company has the ability to issue standby letters of credit through its revolving credit facility. As of March 31, 2008 and March 31, 2007, the Company had issued through JPMorgan Chase Bank, N.A. standby letters of credit totaling $14,435 and $0, respectively.

At March 31, 2008, we did not have any additional off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than the investment advisory and management agreement and the administration agreement described above.

Dividends

Dividends paid to stockholders for the fiscal years ended March 31, 2008, 2007 and 2006 totaled $230.9 million or $2.07 per share, $168.4 million or $1.93 per share, and $102.7 million or $1.63 per share, respectively. The following table summarizes our quarterly dividends paid to stockholders for the fiscal years ended March 31, 2007, 2006 and 2005, respectively:

Declared Dividends
Fiscal Year Ending March 31, 2008
Fourth Fiscal Quarter	$0.52
Third Fiscal Quarter	$0.52
Second Fiscal Quarter	$0.52
First Fiscal Quarter	$0.51

Fiscal Year Ending March 31, 2007
Fourth Fiscal Quarter	$0.51
Third Fiscal Quarter	$0.50
Second Fiscal Quarter	$0.47
First Fiscal Quarter	$0.45

Fiscal Year Ending March 31, 2006
Fourth Fiscal Quarter	$0.45
Third Fiscal Quarter	$0.44
Second Fiscal Quarter	$0.43
First Fiscal Quarter	$0.31

Tax characteristics of all dividends will be reported to stockholders on Form 1099 after the end of the calendar year.

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

With respect to the dividends paid to stockholders, income from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies is treated as taxable income and accordingly, distributed to stockholders. For the fiscal years ended March 31, 2008, 2007 and 2006 upfront fees totaling $0.1 million, $8.3 million and $5.8 million, respectively, are being amortized into income over the lives of their respective loans to the extent such loans remain outstanding.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. During the fiscal year ended March 31, 2008, many of the loans in our portfolio had floating interest rates. These loans are usually based on a floating LIBO rate and typically have durations of one to six months after which they reset to current market interest rates. As the percentage of our mezzanine and other subordinated loans increase as a percentage of our total investments, we expect that more of the loans in our portfolio will have fixed rates. Accordingly, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the fiscal year ended March 31, 2008, we did not engage in interest rate hedging activities.

Item 8. Financial Statements and Supplementary Data

*	Commencement of operations

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2008. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of March 31, 2008 based on the criteria on Internal Control — Integrated Framework issued by COSO.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Apollo Investment Corporation:

In our opinion, the accompanying statements of assets and liabilities including the schedules of investments, and the related statements of operations, changes in net assets, cash flows, and financial highlights present fairly, in all material respects, the financial position of Apollo Investment Corporation (“the Company”) at March 31, 2008 and March 31, 2007, and the results of its operations, the changes in net assets, and its cash flows for each of the three years in the period ended March 31, 2008, and the financial highlights for each of the periods presented in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing on page 37 of the annual report to shareholders. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

New York, New York

May 28, 2008

APOLLO INVESTMENT CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share amounts)

	March 31, 2008	March 31, 2007
Assets
Non-controlled/non-affiliated investments, at value (cost—$3,139,047 and $2,244,400, respectively)	$2,986,556	$2,348,981
Controlled investments, at value (cost—$247,400 and $0, respectively)	246,992	—
Cash equivalents, at value (cost—$404,063 and $1,089,792, respectively)	403,898	1,089,792
Cash	8,954	7,326
Foreign currency (cost—$2,140 and $832, respectively)	2,130	834
Interest receivable	46,643	35,217
Dividends receivable	23,024	6,987
Receivable for investments sold	—	28,248
Receivable from Investment Adviser	231	—
Prepaid expenses and other assets	5,896	5,833

Total assets	$3,724,324	$3,523,218

Liabilities
Credit facility payable (see note 7)	$1,639,122	$492,312
Payable for investments and cash equivalents purchased	142,339	1,134,561
Management and performance-based incentive fees payable (see note 3)	26,969	43,579
Dividends payable	9,368	—
Interest payable	6,178	1,848
Accrued administrative expenses	288	200
Other liabilities and accrued expenses	2,152	970

Total liabilities	$1,826,416	$1,673,470

Net Assets
Common stock, par value $.001 per share, 400,000 and 400,000 common shares authorized, respectively, and 119,894 and 103,508 issued and outstanding, respectively	$120	$104
Paid-in capital in excess of par	1,983,795	1,673,191
Undistributed net investment income (see note 2g)	24,959	—
Distributions in excess of net investment income (see note 2g)	—	(16,283)
Accumulated net realized gain (see note 2g)	86,136	100,494
Net unrealized appreciation (depreciation)	(197,102)	92,242

Total Net Assets	$1,897,908	$1,849,748

Total liabilities and net assets	$3,724,324	$3,523,218

Net Asset Value Per Share	$15.83	$17.87

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended March 31,
	2008	2007	2006
INVESTMENT INCOME:
From non-controlled/non-affiliated investments:
Interest	$321,684	$245,348	$139,376
Dividends	14,551	18,021	3,656
Other Income	4,643	2,732	9,795
From controlled investments:
Dividends	7,000	—	—
Other Income	10,000	—	—

Total Investment Income	357,878	266,101	152,827

EXPENSES:
Management fees (see note 3)	$59,871	$40,569	$23,408
Performance-based incentive fees (see note 3)	30,449	57,912	22,285
Interest and other credit facility expenses	55,772	34,375	12,950
Administrative services expense	3,450	2,437	1,470
Insurance expense	776	819	844
Other general and administrative expenses	4,360	3,700	2,777

Total expenses	154,678	139,812	63,734
Expense offset arrangement (see note 8)	(273)	(128)	(50)

Net expenses	154,405	139,684	63,684

Net investment income before excise taxes	203,473	126,417	89,143
Excise tax expense	(1,867)	(1,099)	—

Net investment income	$201,606	$125,318	$89,143

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS AND FOREIGN CURRENCIES:
Net realized gain (loss):
Investments and cash equivalents	93,261	149,653	7,146
Foreign currencies	(38,961)	(16,771)	4,019

Net realized gain	54,300	132,882	11,165

Net change in unrealized gain (loss):
Investments and cash equivalents	(257,645)	67,908	19,428
Foreign currencies	(31,699)	(13,942)	651

Net change in unrealized gain (loss)	(289,344)	53,966	20,079

Net realized and unrealized gain (loss) from investments, cash equivalents and foreign currencies	(235,044)	186,848	31,244

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(33,438)	$312,166	$120,387

EARNINGS (LOSS) PER COMMON SHARE (see note 5)	$(0.30)	$3.64	$1.90

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except shares)

	Year Ended March 31,
	2008	2007	2006
Increase (Decrease) in net assets from operations:
Net investment income	$201,606	$125,318	$89,143
Net realized gains	54,300	132,882	11,165
Net change in unrealized gain (loss)	(289,344)	53,966	20,079

Net increase (decrease) in net assets resulting from operations	(33,438)	312,166	120,387

Dividends and distributions to stockholders (see note 13):	(230,889)	(168,449)	(102,735)

Capital share transactions:
Net proceeds from shares sold	285,545	443,605	294,056
Less offering costs	(461)	(986)	(396)
Reinvestment of dividends	27,403	33,557	25,657

Net increase in net assets from capital share transactions	312,487	476,176	319,317

Total increase in net assets:	48,160	619,893	336,969
Net assets at beginning of period	1,849,748	1,229,855	892,886

Net assets at end of period	$1,897,908	$1,849,748	$1,229,855

Capital share activity
Shares sold	14,950,000	20,700,000	17,250,000
Shares issued from reinvestment of dividends	1,436,069	1,615,812	1,386,978

Net increase in capital share activity	16,386,069	22,315,812	18,636,978

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended March 31,
	2008	2007	2006
Cash Flows from Operating Activities:
Net Increase (Decrease) in Net Assets Resulting from Operations	$(33,438)	$312,166	$120,387
Adjustments to reconcile net increase (decrease):
Purchase of investment securities	(1,857,850)	(1,578,614)	(1,140,250)
Proceeds from disposition of investment securities	809,223	1,004,012	547,119
Increase (decrease) from foreign currency transactions	(38,961)	(16,771)	4,469
Increase in interest and dividends receivable	(27,463)	(17,141)	(10,151)
Decrease (increase) in prepaid expenses and other assets	(294)	1,323	(6,301)
Increase (decrease) in management and performance-based incentive fees payable	(16,610)	30,730	8,356
Increase in interest payable	4,329	548	1,300
Increase (decrease) in accrued expenses	1,224	(810)	866
Increase (decrease) in payable for investments and cash equivalents purchased	(992,292)	193,498	6,780
Increase (decrease) in receivables for securities sold	28,248	(10,987)	(17,261)
Net change in unrealized depreciation (appreciation) on investments, cash equivalents, foreign currencies and other assets and liabilities	289,344	(53,966)	(20,079)
Net realized gain on investments and cash equivalents	(54,300)	(132,882)	(11,165)

Net Cash Used by Operating Activities	$(1,888,840)	$(268,894)	$(515,930)

Cash Flows from Financing Activities:
Net proceeds from the issuance of common stock	$285,545	$443,605	$294,056
Offering costs from the issuance of common stock	(461)	(986)	(154)
Dividends paid in cash	(194,118)	(134,892)	(77,078)
Borrowings under credit facility	2,990,313	2,179,863	847,379
Repayments under credit facility	(1,875,396)	(2,025,705)	(521,578)

Net Cash Provided by Financing Activities	$1,205,883	$461,885	$542,625

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(682,957)	$192,991	$26,695
Effect of exchange rates on cash balances	(12)	2	—
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$1,097,952	$904,959	878,264

CASH AND CASH EQUIVALENTS, END OF PERIOD	$414,983	$1,097,952	$904,959

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash interest paid during the period	$48,265	$31,252	$9,777

Non-cash financing activities consist of the reinvestment of dividends totaling $27,403, $33,557 and $25,657, respectively (in thousands).

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

March 31, 2008

(in thousands, except shares/warrants)

Investments in Non-Controlled/Non-Affiliated Portfolio Companies	Industry	Par Amount*	Cost	Fair Value(1)
Subordinated Debt/Corporate Notes — 97.6%
AB Acquisitions UK Topco 2 Limited (Alliance Boots), GBP L+650, 7/9/17	Retail	£38,156	$74,087	$72,612
Advanstar, Inc., L+700, 11/30/15	Media	$22,115	22,115	22,225
Advantage Sales & Marketing, Inc., 12.00%, 3/29/14	Grocery	31,245	30,746	31,245
AMH Holdings II, Inc. (Associated Materials), 13.625%, 12/1/14 ♦	Building Products	50,314	49,501	50,314
Applied Systems, Inc., 12.50%, 9/26/14	Business Services	22,000	21,903	21,120
Arbonne Intermediate Holdco Inc. (Natural Products Group LLC), 13.50%, 6/19/14	Direct Marketing	67,395	67,221	37,067
Associated Materials, Inc., 0% / 11.25%, 3/1/14	Building Products	43,415	31,846	29,522
BNY ConvergEx Group, LLC, 14.00%, 10/2/14	Business Services	15,304	15,304	15,304
Brenntag Holding GmbH & Co. KG, E+700, 12/23/15	Chemicals	€19,135	23,548	24,221
Catalina Marketing Corporation, L+500, 10/1/17	Grocery	$31,959	30,218	28,124
Ceridian Corp., 12.25%, 11/15/15	Diversified Service	50,000	50,000	41,750
Ceridian Corp., 11.25%, 11/15/15	Diversified Service	31,000	30,539	26,376
Collect America, Ltd., 13.50%, 8/5/12 ♦	Consumer Finance	36,320	35,792	36,320
Delta Educational Systems, Inc., 16.00%, 5/12/13	Education	18,789	18,210	18,789
DSI Renal Inc., 14.00%, 4/7/14	Healthcare	10,404	10,404	10,404
Dura-Line Merger Sub, Inc., 13.25%, 9/22/14	Telecommunications	40,461	39,732	40,461
Energy Future Holdings, 11.25%, 11/1/17	Utilities	25,000	24,466	24,750
Eurofresh, Inc., 0% / 14.50%, 1/15/14 ♦	Agriculture	26,504	21,467	10,602
Eurofresh, Inc., 11.50%, 1/15/13 ♦	Agriculture	50,000	50,000	31,750
European Directories (DH5) B.V., 15.735%, 7/1/16	Publishing	€2,539	3,153	3,439
European Directories (DH7) B.V., E+950, 7/1/15	Publishing	€15,867	19,546	22,628
First Data Corporation, L+525, 3/31/16	Financial Services	$100,000	79,000	79,000
First Data Corporation, 9.875%, 9/24/15 ♦	Financial Services	45,500	38,946	37,860
FleetPride Corporation, 11.50%, 10/1/14 ♦	Transportation	47,500	47,500	45,837
FPC Holdings, Inc. (FleetPride Corporation), 0% / 14.00%, 6/30/15 ♦	Transportation	37,846	33,179	33,304
General Nutrition Centers, Inc., L+450, 3/15/14 ♦	Retail	29,775	29,296	24,862
Goodman Global Inc., 13.50%, 2/15/16 ♦	Manufacturing	25,000	25,000	24,625
Hub International Holdings, 10.25%, 6/15/15 ♦	Insurance	20,000	20,000	13,900
HydroChem Holding, Inc., 13.50%, 12/8/14	Environmental	20,226	20,226	19,720
Infor Lux Bond Company (Infor Global), L+800, 9/2/14	Business Services	8,611	8,611	6,361
KAR Holdings, Inc., 10.00%, 5/1/15	Transportation	43,225	39,816	38,092
Language Line Holdings, Inc., 0% / 14.125%, 6/15/13	Business Services	27,678	24,468	22,641
Language Line Inc., 11.125%, 6/15/12	Business Services	27,081	26,863	27,623
Latham Manufacturing Corp., 14.00%, 12/30/12	Leisure Equipment	34,467	33,980	34,467
Laureate Education, Inc., L+550, 8/15/17	Education	53,540	49,385	47,115
Lexicon Marketing (USA), Inc., 13.25%, 5/11/13***	Direct Marketing	28,482	28,482	—
LVI Services, Inc., 14.50%, 11/16/12	Environmental	45,302	45,302	45,302

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2008

(in thousands, except shares/warrants)

Investments in Non-Controlled/Non-Affiliated Portfolio Companies	Industry	Par Amount*	Cost	Fair Value(1)
Subordinated Debt/Corporate Notes — (continued)
MW Industries, Inc., 13.00%, 5/1/14	Manufacturing	$60,000	$58,946	$60,000
Neff Corp., 10.00%, 6/1/15	Rental Equipment	5,000	5,000	2,395
Nielsen Finance LLC, 0% / 12.50%, 8/1/16	Market Research	61,000	41,572	38,926
OTC Investors Corporation (Oriental Trading Company), 13.50%, 1/31/15	Direct Marketing	24,407	24,407	24,407
Pacific Crane Maintenance Company, L.P., 13.00%, 2/15/14	Machinery	34,000	34,000	34,000
PBM Holdings, Inc., 13.50%, 9/29/13	Beverage, Food & Tobacco	17,723	17,723	17,014
Playpower Holdings Inc., 15.50%, 12/31/12 ♦	Leisure Equipment	72,098	72,098	72,098
Plinius Investments II B.V. (Casema), E+925, 9/13/16	Cable TV	€17,701	23,060	26,841
Pro Mach Merger Sub, Inc., 12.50%, 6/15/12	Machinery	$14,598	14,411	14,598
QHB Holdings LLC (Quality Home Brands), 13.50%, 12/20/13	Consumer Products	44,331	43,442	44,331
Ranpak Holdings, Inc., 15.00%, 12/27/15	Packaging	50,125	50,125	50,125
RSA Holdings Corp. of Delaware (American Safety Razor), 13.50%, 7/31/15	Consumer Products	43,817	43,817	43,817
Safety Products Holdings LLC, 11.75%, 1/1/12	Manufacturing	34,043	33,662	34,405
Serpering Investments B.V. (Casema), E+925, 9/13/16	Cable TV	€16,403	20,752	25,014
The Servicemaster Company, L+500, 7/15/15	Diversified Service	$67,173	60,177	51,051
TL Acquisitions, Inc. (Thomson Learning), 0% / 13.25%, 7/15/15♦	Education	72,500	61,153	52,109
TL Acquisitions, Inc. (Thomson Learning), 10.50%, 1/15/15 ♦	Education	47,500	46,680	41,681
TP Financing 2, Ltd. (Travelex), GBP L+725, 4/1/15	Financial Services	£11,862	23,047	19,748
US Investigations Services, Inc., 10.50%, 11/1/15 ♦	Diversified Service	$7,500	6,131	6,188
Varietal Distribution, 10.25%, 7/15/15	Distribution	15,000	15,000	14,112
Varietal Distribution, 10.75%, 6/30/17	Distribution	21,875	21,247	19,359
WDAC Intermediate Corp., E+600, 11/29/15	Publishing	€41,611	55,902	45,607
Yankee Acquisition Corp., 9.75%, 2/15/17	Retail	$17,000	16,971	13,579
Yankee Acquisition Corp., 8.50%, 2/15/15	Retail	1,915	1,546	1,558

Total Subordinated Debt/Corporate Notes			$2,010,721	$1,852,695

		Shares
Preferred Equity — 5.6%
DSI Holding Company, Inc. (DSI Renal Inc.), 15.00%, 10/7/14	Healthcare	32,500	$31,875	$32,500
Exco Resources, Inc., 7.00%/9.00% (Convertible)	Oil & Gas	975	9,750	10,871
Exco Resources, Inc., 7.00%/9.00% Hybrid (Convertible)	Oil & Gas	4,025	40,250	44,879

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2008

(in thousands, except shares/warrants)

Investments in Non-Controlled/Non-Affiliated Portfolio Companies	Industry	Shares	Cost	Fair Value(1)
Preferred Equity — (continued)
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 13.50%, 5/12/14	Education	12,360	$11,180	$12,360
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 12.50% (Convertible)	Education	3,325	3,325	1,369
LVI Acquisition Corp. (LVI Services, Inc.), 14.00%	Environmental	1,875	1,875	529
Varietal Distribution Holdings, LLC, 8.00%	Distribution	3,097	3,097	3,097

Total Preferred Equity			$101,352	$105,605

Common Equity/Partnership Interests — 15.5%
A-D Conduit Holdings, LLC (Duraline) **	Telecommunications	2,778	$2,778	$3,730
AHC Mezzanine LLC (Advanstar)	Media	10,000	10,000	9,000
CA Holding, Inc. (Collect America, Ltd.)	Consumer Finance	25,000	2,500	3,720
DTPI Holdings, Inc. (American Asphalt & Grading) **	Infrastructure	200,000	2,000	—
FSC Holdings Inc. (Hanley Wood LLC) **	Media	10,000	10,000	10,000
Garden Fresh Restaurant Holding, LLC **	Retail	50,000	5,000	4,832
Gray Energy Services, LLC Class H (Gray Wireline) **	Oil & Gas	1,081	2,000	3,540
Gryphon Colleges Corporation (Delta Educational Systems, Inc.) **	Education	175	175	—
GS Prysmian Co-Invest L.P. (Prysmian Cables & Systems) (2,3)	Industrial		—	93,073
Latham International, Inc. (fka Latham Acquisition Corp.) **	Leisure Equipment	33,091	3,309	1,127
LM Acquisition Ltd. (Lexicon Marketing Inc.) **	Direct Marketing	10,000	10,000	—
LVI Acquisition Corp. (LVI Services, Inc.) **	Environmental	6,250	625	—
MEG Energy Corp. (4) **	Oil & Gas	1,718,388	44,718	68,665
New Omaha Holdings Co-Invest LP (First Data)	Financial Services	13,000,000	65,000	65,000
PCMC Holdings, LLC (Pacific Crane)	Machinery	40,000	4,000	3,607
Prism Business Media Holdings, LLC	Media	68	14,947	14,810
Pro Mach Co-Investment, LLC **	Machinery	150,000	1,500	3,103
RC Coinvestment, LLC (Ranpak Corp.)	Packaging	50,000	5,000	5,047
Sorenson Communications Holdings, LLC Class A**	Consumer Services	454,828	45	5,436
Varietal Distribution Holdings, LLC Class A	Distribution	28,028	28	88

Total Common Equity and Partnership Interests			$183,625	$294,778

		Warrants
Warrants — 0.6%

DSI Holdings Company, Inc. (DSI Renal Inc.), Common **	Healthcare	5,011,327	—	$2,920
Fidji Luxco (BC) S.C.A., Common (FCI)(2) **	Electronics	48,769	$491	7,604

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2008

(in thousands, except shares/warrants)

Investments in Non-Controlled/Non-Affiliated Portfolio Companies	Industry	Warrants	Cost	Fair Value(1)
Warrants — (continued)
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Common **	Education	98	$98	—
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class A-1 Preferred **	Education	459	460	579
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class B-1 Preferred **	Education	1,043	1,043	430

Total Warrants			$2,092	$11,533

		Par Amount*
2nd Lien Bank Debt/Senior Secured Loans (5) — 38.1%
Advanstar Communications, Inc., 11/30/14	Media	$20,000	$20,000	$14,600
American Asphalt & Grading Co., 7/10/09	Infrastructure	31,596	31,596	8,200
Asurion Corporation, 7/3/15	Insurance	135,300	134,876	116,020
BNY Convergex Group, LLC, 4/2/14	Business Services	50,000	49,787	43,000
C.H.I. Overhead Doors, Inc., 10/22/11	Building Products	15,000	15,023	14,175
Clean Earth, Inc., 8/1/14	Environmental	25,000	25,000	24,875
Dresser, Inc., 5/4/15	Industrial	61,000	60,915	55,663
Educate, Inc., 6/14/14	Education	10,000	10,000	8,500
Garden Fresh Restaurant Corp., 12/22/11	Retail	26,000	25,821	25,480
Generics International, Inc., 4/30/15	Healthcare	20,000	19,903	19,875
Gray Wireline Service, Inc., 12.25%, 2/28/13	Oil & Gas	77,500	76,866	77,500
HydroChem Industrial Services, Inc., 12/8/14	Environmental	35,100	35,100	34,223
Infor Enterprise Solutions Holdings, Inc., Tranche B-1, 3/2/14	Business Services	5,000	5,000	4,125
Infor Enterprise Solutions Holdings, Inc., 3/2/14	Business Services	15,000	14,836	12,375
Infor Global Solutions European Finance S.á.R.L., 3/2/14	Business Services	€6,210	8,263	8,856
IPC Systems, Inc., 6/1/15	Telecommunications	$37,250	36,167	26,634
Kronos, Inc., 6/11/15	Electronics	60,000	60,000	44,100
Quality Home Brands Holdings LLC, 6/20/13	Consumer Products	40,000	39,504	32,000
Ranpak Corp.(6), 12/27/14	Packaging	12,500	12,500	12,500
Ranpak Corp.(7), 12/27/14	Packaging	€5,206	7,584	8,249
Sheridan Holdings, Inc., 6/15/15	Healthcare	$60,000	60,000	46,500
Sorenson Communications, Inc., 2/18/14	Consumer Services	62,103	62,103	60,705
TransFirst Holdings, Inc., 6/15/15	Financial Services	30,500	30,413	23,790

Total 2nd Lien Bank Debt/Senior Secured Loans			$841,257	$721,945

Total Investments in Non-Controlled/Non-Affiliated Portfolio Companies — 157.4%			$3,139,047	$2,986,556

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2008

(in thousands, except shares/warrants)

Investments in Controlled Portfolio Companies	Industry	Shares	Cost	Fair Value(1)
Preferred Equity — 3.9%
Grand Prix Holdings, LLC Series A, 12.00% (Innkeepers USA)	Hotels, Motels, Inns & Gaming	2,989,431	$74,736	$74,736

Common Equity — 9.1%
Grand Prix Holdings, LLC (Innkeepers USA)	Hotels, Motels, Inns & Gaming	17,335,834	172,664	172,256

Total Investments in Controlled Portfolio Companies — 13.0%			$247,400	$246,992

Total Investments			$3,386,447	$3,233,548

		Par Amount*
Cash Equivalents — 21.3%
U.S. Treasury Bill, 1.075%, 6/19/08	Government	$405,000	$404,063	$403,898

Total Investments & Cash Equivalents —191.7% (8)			$3,790,510	$3,637,446
Liabilities in Excess of Other Assets — (91.7%)				(1,739,538)

Net Assets — 100.0%				$1,897,908

(1)	Fair value is determined by or under the direction of the Board of Directors of the Company (see Note 2).
(2)	Denominated in Euro (€).
(3)	The Company is the sole Limited Partner in GS Prysmian Co-Invest L.P.
(4)	Denominated in Canadian dollars.
(5)	Includes floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the LIBOR (London Inter-bank Offered Rate), EURIBOR (Euro Inter-bank Offered Rate), GBP LIBOR (London Inter-bank Offered Rate for British Pounds), or the prime rate. At March 31, 2008, the range of interest rates on floating rate bank debt was 7.67% - 12.38%.
(6)	Position is held across five US Dollar-denominated tranches with varying yields.
(7)	Position is held across three Euro-denominated tranches with varying yields.
(8)	Aggregate gross unrealized appreciation for federal income tax purposes is $160,652; aggregate gross unrealized depreciation for federal income tax purposes is $321,299. Net unrealized depreciation is $160,647 based on a tax cost of $3,798,093.
♦	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
*	Denominated in USD unless otherwise noted.
**	Non-income producing security
***	Non-accrual status

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

Industry Classification	Percentage at March 31, 2008
Hotels, Motels, Inns and Gaming	7.6%
Financial Services	7.0%
Oil & Gas	6.4%
Education	5.7%
Business Services	5.0%
Industrial	4.6%
Retail	4.4%
Insurance	4.0%
Diversified Service	3.9%
Environmental	3.9%
Consumer Products	3.7%
Manufacturing	3.7%
Transportation	3.6%
Healthcare	3.5%
Leisure Equipment	3.3%
Building Products	2.9%
Packaging	2.3%
Publishing	2.2%
Telecommunications	2.2%
Media	2.2%
Consumer Services	2.0%
Direct Marketing	1.9%
Grocery	1.8%
Machinery	1.7%
Cable TV	1.6%
Electronics	1.6%
Agriculture	1.3%
Consumer Finance	1.2%
Market Research	1.2%
Distribution	1.1%
Utilities	0.8%
Chemicals	0.8%
Beverage, Food, & Tobacco	0.5%
Infrastructure	0.3%
Rental Equipment	0.1%

Total Investments	100.0%

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

March 31, 2007

(in thousands, except shares/warrants)

Portfolio Company(1)	Industry	Par Amount*	Cost	Fair Value(2)
Subordinated Debt/Corporate Notes – 77.5%
Advantage Sales & Marketing, Inc., 12.00%, 3/29/14	Grocery	$30,618	$30,066	$30,618
ALM Media Holdings, Inc., 13.00%, 3/15/13 ♦	Publishing	20,018	19,885	20,018
ALM Media Group Holdings, Inc., 13.00%, 3/2/15 ♦	Publishing	63,000	63,000	63,000
AMH Holdings II, Inc. (Associated Materials), 13.625%, 12/1/14 ♦	Building Products	48,539	47,656	48,539
API Heat Transfer, Inc., 13.75%, 12/31/12	Manufacturing	26,835	26,430	26,835
Applied Systems, Inc., 13.50%, 6/19/14	Business Services	22,000	21,894	22,220
Arbonne Intermediate Holdco Inc. (Natural Products Group LLC), 13.50%, 6/19/14	Direct Marketing	58,812	58,621	58,812
Associated Materials, Inc., 0% / 11.25%, 3/1/14	Building Products	43,415	27,318	30,825
Audatex Holdings III, B.V., E+900, 10/13/14	Business Services	€16,408	20,244	22,497
BNY ConvergEx Group, LLC, 14.00%, 10/2/14	Business Services	$15,000	15,000	15,000
Brenntag Holding GmbH & Co. KG, E+900, 1/25/16	Chemicals	€15,616	18,546	21,398
Collect America, Ltd., 13.50%, 8/5/12 ♦	Consumer Finance	$36,320	35,709	36,320
Delta Educational Systems, Inc., 14.00%, 5/12/13	Education	18,573	17,931	18,573
DSI Renal Inc., 14.00%, 4/7/14	Healthcare	10,198	10,198	10,198
Dura-Line Merger Sub, Inc., 13.25%, 9/22/14	Telecommunications	39,814	39,019	39,814
Eurofresh, Inc., 0% / 14.50%, 1/15/14 ♦	Agriculture	26,504	18,337	16,366
Eurofresh, Inc., 11.50%, 1/15/13 ♦	Agriculture	50,000	50,000	49,750
European Directories (DH5) B.V., 15.735%, 7/1/16	Publishing	€2,176	2,641	2,969
European Directories (DH7) B.V., E+950, 7/1/15	Publishing	€15,126	18,503	20,638
FleetPride Corporation, 11.50%, 10/1/14 ♦	Transportation	$47,500	47,500	48,213
FPC Holdings, Inc. (FleetPride Corporation), 0% /14.00%, 6/30/15 ♦	Transportation	37,846	28,212	28,384
General Nutrition Centers, Inc., L+450, 3/15/14 ♦	Retail	15,000	14,719	14,709
Infor Lux Bond Company (Infor Global), L+800, 9/2/14	Business Services	7,539	7,539	7,628
Language Line Holdings, Inc., 0% /14.125%, 6/15/13	Business Services	27,678	21,244	23,388
Language Line Inc., 11.125%, 6/15/12	Business Services	27,081	26,818	28,909
Latham Manufacturing Corp., 14.00%, 12/30/12	Leisure Equipment	34,124	33,570	34,124
Lexicon Marketing (USA), Inc., 13.25%, 5/11/13	Direct Marketing	28,393	28,393	28,393
LVI Services, Inc., 15.25%, 11/16/12	Environmental	43,082	43,082	43,082
MW Industries, Inc., 13.00%, 5/1/14	Manufacturing	60,000	58,840	60,000

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2007

(in thousands, except shares/warrants)

Portfolio Company(1)	Industry	Par Amount*		Cost	Fair Value(2)
Subordinated Debt/Corporate Notes — (continued)
Nielsen Finance LLC, 0% / 12.50%, 8/1/16 ♦	Market Research		$61,000	$34,678	42,776
OTC Investors Corporation (Oriental Trading Company), 13.50%, 1/31/15	Direct Marketing		21,380	21,380	21,380
PBM Holdings, Inc., 13.50%, 9/29/13	Beverage, Food & Tobacco		17,723	17,723	17,723
Playpower Holdings Inc., 15.50%, 12/31/12 ♦	Leisure Equipment		62,100	62,100	62,100
Plinius Investments II B.V. (Casema), E+925, 9/13/16	Cable TV		€16,879	21,880	23,006
Pro Mach Merger Sub, Inc., 12.50%, 6/15/12	Machinery		14,471	14,251	14,471
QHB Holdings LLC (Quality Home Brands), 13.50%, 12/20/13	Consumer Products		38,819	37,835	38,819
RSA Holdings Corp. of Delaware (American Safety Razor), 13.50%, 7/31/15	Consumer Products		38,286	38,286	38,286
Safety Products Holdings LLC, 11.75%, 1/1/12 ♦	Manufacturing		30,370	29,927	32,514
SCI Holdings, Inc. (Sorenson Communications), L+900, 8/18/14	Consumer Services		18,572	18,161	18,804
Serpering Investments B.V. (Casema), E+925, 9/13/16	Cable TV		€15,639	19,629	21,427
Sigmakalon Holdco B.V., E+1000, 12/31/15	Chemicals		€50,321	61,402	69,330
TP Financing 2, Ltd. (Travelex), GBP L+725, 4/1/15	Financial Services		£9,250	17,837	18,222
Varel Distribution Canada, Inc., 11.50%, 3/2/12	Oil & Gas	CAD$	22,299	18,845	19,329
Varel Holdings, Inc., 14.00%, 4/30/12	Oil & Gas		$19,197	17,524	19,197
Varel International Ind., L.P., 11.50%, 10/31/11	Oil & Gas		47,000	46,126	47,000
WDAC Intermediate Corp., 13.75%, 6/1/15	Publishing		€42,962	56,824	57,999

Total Subordinated Debt/Corporate Notes				$1,385,323	$1,433,603

		Shares
Preferred Equity — 5.3%
DSI Holding Company, Inc. (DSI Renal Inc.), 15.00%, 10/7/14	Healthcare		32,500	$31,781	$32,500
Exco Resources, Inc., 7.00%/9.00% (Convertible)	Oil & Gas		975	9,750	9,750
Exco Resources, Inc., 11.00%, 4/15/11	Oil & Gas		4,025	40,250	40,250

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2007

(in thousands, except shares/warrants)

Portfolio Company(1)	Industry	Shares	Cost	Fair Value(2)
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 13.50%, 5/12/14	Education	12,360	$10,995	$12,360
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 12.50% (Convertible)	Education	3,325	3,325	3,325
LVI Acquisition Corp. (LVI Services, Inc.), 14.00%	Environmental	1,875	1,875	112

Total Preferred Equity			$97,976	$98,297

Common Equity/Partnership Interests — 10.3%
A-D Conduit Holdings, LLC (Duraline)	Telecommunications	2,778	$2,778	$2,778
CA Holding, Inc. (Collect America, Ltd.)	Consumer Finance	25,000	2,500	3,306
DTPI Holdings, Inc. (American Asphalt & Grading)**	Infrastructure	200,000	2,000	—
FSC Holdings Inc. (Hanley Wood LLC)**	Media	10,000	10,000	14,868
Garden Fresh Restaurant Holding, LLC**	Retail	50,000	5,000	7,654
Gray Energy Services, LLC Class H (Gray Wireline)	Oil & Gas	1,081	2,000	2,000
Gryphon Colleges Corporation (Delta Educational Systems, Inc.)	Education	175	175	33
GS Prysmian Co-Invest L.P. (Prysmian Cables & Systems) (3,4)	Industrial		20,434	66,312
Latham International, Inc. (fka Latham Acquisition Corp.) **	Leisure Equipment	33,091	3,309	4,479
LM Acquisition Ltd. (Lexicon Marketing Inc.)	Direct Marketing	10,000	10,000	17,874
LVI Acquisition Corp. (LVI Services, Inc.)**	Environmental	6,250	625	—
MEG Energy Corp. (5) **	Oil & Gas	1,718,388	44,718	49,899
Prism Business Media Holdings, LLC	Media	68	15,050	15,050
Pro Mach Co-Investment, LLC**	Machinery	150,000	1,500	2,751
Sorenson Communications Holdings, LLC Class A	Consumer Services	454,828	45	2,764

Total Common Equity and Partnership Interests			$120,134	$189,768

		Warrants
Warrants – 0.6%
DSI Holdings Company, Inc. (DSI Renal Inc.), Common	Healthcare	5,011,327	—	$2,235
Fidji Luxco (BC) S.C.A., Common (FCI)	Electronics	48,769	$491	4,193
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Common	Education	98	98	18
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class A-1 Preferred	Education	459	459	513
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class B-1 Preferred	Education	1,043	1,043	1,163
Varel Holdings, Inc.	Oil & Gas	40,060	1,423	3,294

Total Warrants			$3,514	$11,416

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2007

(in thousands, except shares/warrants)

Portfolio Company(1)	Industry	Par Amount*	Cost	Fair Value(2)
Bank Debt/Senior Secured Loans (6) — 33.3%
1st Lien Bank Debt/Senior Secured Loans — 2.2%
Gray Wireline Service, Inc., 2/28/13	Oil & Gas	$40,000	$39,631	$40,000

2nd Lien Bank Debt/Senior Secured Loans — 31.1%
American Asphalt & Grading Co., 7/10/09	Infrastructure	27,499	27,499	16,499
BNY Convergex Group, LLC, 4/2/14	Business Services	50,000	49,761	50,625
C.H.I. Overhead Doors, Inc., 10/22/11	Building Products	15,000	15,029	15,075
Clean Earth, Inc., 10/14/11	Environmental	25,000	24,974	25,297
Cygnus Business Media, Inc., 1/13/10	Media	10,000	9,945	9,950
Diam International, 7/1/12***	Consumer Products	20,231	20,203	1,011
Diam International, Jr. Revolving Credit, 6/30/11***	Consumer Products	1,308	1,308	360
Dr. Leonard’s Healthcare Corp., 7/31/12	Direct Marketing	22,000	22,000	21,890
DX III Holdings Corp. (Deluxe Entertainment Services Group Inc.), 7/28/11	Broadcasting & Entertainment	55,000	54,134	58,025
Garden Fresh Restaurant Corp., 12/22/11	Retail	26,000	25,787	26,000
Generac Acquisition Corp., 5/10/14	Durable Consumer Products	10,000	10,123	10,000
Gray Wireline Service, Inc., 2/28/13	Oil & Gas	70,000	69,354	70,000
Infor Enterprise Solutions Holdings, Inc., 3/2/14	Business Services	10,000	10,000	10,212
Infor Global Solutions European Finance S.á.R.L., 3/2/14	Business Services	€6,210	8,263	8,432
N.E.W. Customer Service Companies, 2/8/14	Consumer Services	70,000	70,000	71,138
Oceania Cruises, Inc., 11/13/13	Hotels, Motels, Inns & Gaming	20,000	20,000	20,262
Quality Home Brands Holdings LLC, 6/20/13	Consumer Products	40,000	39,442	40,000
Sheridan Healthcare, Inc., 11/9/12	Healthcare	30,000	30,000	30,319
Sorenson Communications, Inc., 2/18/14	Consumer Services	75,000	75,000	75,633
Summit Business Media Intermediate Holding Company, Inc., 11/4/13	Media	15,000	15,000	15,169

Total 2nd Lien Bank Debt/Senior Secured Loans			$597,822	$575,897

Total Bank Debt/Senior Secured Loans			$637,453	$615,897

Total Investments			$2,244,400	$2,348,981

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2007

(in thousands, except shares/warrants)

Portfolio Company(1)	Industry	Par Amount*	Cost	Fair Value(2)
Cash Equivalents – 58.9%
U.S. Treasury Bill, 5.05%, 5/3/07	Government	$400,000	$398,287	$398,287
U.S. Treasury Bill, 4.905%, 6/28/07	Government	475,000	469,375	469,375
U.S. Treasury Bill, 4.905%, 7/5/07	Government	225,000	222,130	222,130

Total Cash Equivalents			$1,089,792	$1,089,792

Total Investments & Cash Equivalents — 185.9% (7)			$3,334,192	$3,438,773
Liabilities in excess of other assets — (85.9%)				(1,589,025)

Net Assets — 100.0%				$1,849,748

(1)	None of our portfolio companies is controlled or affiliated as defined by the Investment Company Act of 1940.
(2)	Fair value is determined by or under the direction of the Board of Directors of the Company (see Note 2).
(3)	Denominated in Euro (€).
(4)	The Company is the sole Limited Partner in GS Prysmian Co-Invest L.P.
(5)	Denominated in Canadian dollars.
(6)	Represent floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the LIBOR (London Inter-bank Offered Rate), EURIBOR (Euro Inter-bank Offered Rate), GBP LIBOR (London Inter-bank Offered Rate for British Pounds), or the prime rate. At March 31, 2007, the range of interest rates on floating rate bank debt was 8.61% – 14.10%.
(7)	Aggregate gross unrealized appreciation for federal income tax purposes is $130,991; aggregate gross unrealized depreciation for federal income tax purposes is $38,383. Net unrealized appreciation is $92,608 based on a tax cost of $3,346,165.
♦	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
*	Denominated in USD unless otherwise noted.
**	Non-income producing security
***	Non-accrual status

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

Industry Classification	Percentage at March 31, 2007
Oil & Gas	12.8%
Business Services	8.0%
Consumer Services	7.2%
Publishing	7.0%
Direct Marketing	6.3%
Manufacturing	5.1%
Consumer Products	5.0%
Leisure Equipment	4.3%
Building Products	4.0%
Chemicals	3.9%
Transportation	3.3%
Healthcare	3.2%
Environmental	2.9%
Industrial	2.8%
Agriculture	2.8%
Broadcasting & Entertainment	2.5%
Media	2.3%
Retail	2.1%
Cable TV	1.9%
Market Research	1.8%
Telecommunications	1.8%
Consumer Finance	1.7%
Education	1.5%
Grocery	1.3%
Hotels, Motels, Inns and Gaming	0.9%
Financial Services	0.8%
Beverage, Food, & Tobacco	0.8%
Machinery	0.7%
Infrastructure	0.7%
Durable Consumer Products	0.4%
Electronics	0.2%

Total Investments	100.0%

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

Apollo Investment commenced operations on April 8, 2004 receiving net proceeds of $870,000 from its initial public offering selling 62 million shares of common stock at a price of $15.00 per share.

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

(g) Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from accounting principles generally accepted in the United States of America; accordingly, at March 31, 2008, $31,837 was reclassified on our balance sheet between accumulated net realized gain and

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

undistributed net investment income and $1,867 was reclassified on our balance sheet between undistributed net investment income and paid-in capital in excess of par. Total earnings and net asset value is not affected;

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

(n) In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes. FIN 48 is effective for financial statements issued for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation requires recognition of the impact of a tax position if that position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In addition, FIN 48 provides measurement guidance whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. We have adopted FIN 48 and believe that it does not have a material impact on the Company’s financial condition or results of operations. If the tax law

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

requires interest and/or penalties to be paid on an underpayment of income taxes, interest and penalties will be classified as income taxes on our financial statements, if applicable.

(o) In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements, which assists in clarifying the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Adoption of SFAS 157 generally requires the use of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We continue to analyze the effect of adoption of this statement on our financial position, including our net asset value and results of operations, but currently believe that it will not have a significant impact on our financial position, including our net asset value and results of operations. We will adopt this statement on a prospective basis beginning in the quarter ending June 30, 2008. The actual impact on our financial statements in the period of adoption and subsequent to the period of adoption cannot be determined at this time as it will be influenced by the estimates of fair value for that period and the number and amount of investments we originate, acquire or exit.

(p) In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB No. 115. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value. This statement applies to all reporting entities, and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not intend to elect fair value measurement for assets or liabilities other than portfolio investments, which are already measured at fair value, therefore, the Company does not believe the adoption of this statement will have a significant effect on the Company’s financial position or its results of operations.

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

For the fiscal years ended March 31, 2008, 2007 and 2006, the Investment Adviser received $59,871, $40,569 and $23,408, respectively, in base investment advisory and management fees and $46,411, $36,646 and $22,285, respectively, in performance-based net investment income incentive fees from Apollo Investment. At March 31, 2008, 2007, and 2006 the Company accrued $0, $21,266, and $0, respectively, in net realized capital gains based incentive fees. The amount actually payable by the Company is determined as-of the end of each calendar year. For the periods ended December 31, 2007, 2006 and 2005, the Company has paid $5,304, $0, and $0 in net realized capital gain based incentive fees to the Investment Adviser.

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

At the fiscal years ended March 31, 2008, 2007 and 2006, the Administrator was reimbursed $3,162, $2,237 and $1,017, respectively, from Apollo Investment on the $3,450, $2,437 and $1,470, respectively, of expenses accrued under the Administration Agreement.

On April 14, 2005, Apollo Investment entered into an $800,000 Senior Secured Revolving Credit Agreement (the “Facility”), among Apollo Investment, the lenders party thereto and JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent for the lenders. Effective December 29, 2005, lenders provided additional commitments in the amount of $100,000, increasing the total facility size to $900,000 on the same terms and conditions as the existing commitments. On March 31, 2006, Apollo Investment Corporation amended and restated its $900,000 senior secured, multi-currency, revolving credit facility due April 14, 2010. The amended Facility increased total commitments outstanding to $1,250,000 and extended the maturity date to April 13, 2011. The amended Facility also permits Apollo to seek additional commitments from new and existing lenders in the future, up to an aggregate amount not to exceed $2,000,000. In February 2007, Apollo Investment increased total commitments to $1,700,000 under the Facility with the same terms. Pricing remains at 100 basis points over LIBOR. The

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

Facility is used to supplement Apollo’s equity capital to make additional portfolio investments and for general corporate purposes. From time to time, certain of the lenders provide customary commercial and investment banking services to affiliates of Apollo Investment. JPMorgan also serves as custodian and fund accounting agent for Apollo Investment.

Note 4. Net Asset Value Per Share

At March 31, 2008, the Company’s total net assets and net asset value per share were $1,897,908 and $15.83, respectively. This compares to total net assets and net asset value per share at March 31, 2007 of $1,849,748 and $17.87, respectively.

Note 5. Earnings (Loss) Per Share

The following information sets forth the computation of basic and diluted per share net increase (decrease) in net assets resulting from operations for the years ended March 31, 2008, 2007 and 2006, respectively:

	Year Ended March 31,
	2008	2007	2006
Numerator for increase (decrease) in net assets per share:	$(33,438)	$312,166	$120,387
Denominator for basic and diluted weighted average shares:	112,049,771	85,791,821	63,467,534
Basic and diluted net increase (decrease) in net assets per share resulting from operations:	$(0.30)	$3.64	$1.90

Note 6. Investments

Investments and cash equivalents consisted of the following as of March 31, 2008 and March 31, 2007.

	March 31, 2008		March 31, 2007
	Cost	Fair Value	Cost	Fair Value
Subordinated Debt/Corporate Notes	$2,010,721	$1,852,695	$1,385,323	$1,433,603
Preferred Equity	176,088	180,341	97,976	98,297
Common Equity/Partnership Interests	356,289	467,034	120,134	189,768
Warrants	2,092	11,533	3,514	11,416
Bank Debt/Senior Secured Loans	841,257	721,945	637,453	615,897
Cash Equivalents	404,063	403,898	1,089,792	1,089,792

Totals	$3,790,510	$3,637,446	$3,334,192	$3,438,773

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

Note 7. Foreign Currency Transactions and Translations

At March 31, 2008, the Company had outstanding non-US borrowings on its $1,700,000 multicurrency revolving credit facility denominated in euros, pounds sterling, and Canadian dollars. Unrealized appreciation or depreciation on these outstanding borrowings is indicated in the table below:

Foreign Currency	Local Currency		Original Borrowing Cost	Current Value	Reset Date	Unrealized Appreciation (Depreciation)
British Pound		£35,700	$72,891	$70,954	4/07/2008	$1,937
British Pound		£2,000	3,928	3,975	4/16/2008	(47)
Euro		€1,000	1,463	1,584	4/18/2008	(121)
Euro		€112,000	150,802	177,469	4/28/2008	(26,667)
Canadian Dollar	C$	17,000	16,096	16,568	5/13/2008	(472)
British Pound		£2,500	4,957	4,969	5/13/2008	(12)
Canadian Dollar	C$	29,700	25,161	28,946	5/20/2008	(3,785)
Euro		€42,500	56,599	67,343	5/21/2008	(10,744)
Euro		€2,000	2,961	3,169	5/28/2008	(208)
Canadian Dollar	C$	22,500	19,189	21,929	6/05/2008	(2,740)
Euro		€3,000	4,037	4,754	6/10/2008	(717)
Euro		€3,500	5,025	5,546	6/18/2008	(521)
British Pound		£6,750	13,266	13,416	6/30/2008	(150)

			$376,375	$420,622		$(44,247)

At March 31, 2007, the Company had outstanding non-US borrowings on its $1,700,000 multicurrency revolving credit facility denominated in euros, pounds sterling, and Canadian dollars. Unrealized appreciation or depreciation on these outstanding borrowings is indicated in the table below:

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

Note 8. Expense Offset Arrangement

The Company benefits from an expense offset arrangement with JPMorgan Chase Bank, N.A. (“custodian bank”) whereby the Company earns credits on any uninvested US dollar cash balances held by the custodian bank. These credits are applied by the custodian bank as a reduction of the monthly custody fees charged to the Company. The total amount of credits earned during the years ended March 31, 2008, 2007, and 2006 are $273, $128, and $50, respectively.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

Note 9. Cash Equivalents

Pending investment in longer-term portfolio holdings, Apollo Investment makes temporary investments in U.S. Treasury bills (of varying maturities) and repurchase agreements as outlined in our prospectus. These temporary investments are deemed cash equivalents by us and are included in our Schedule of Investments. At the end of each fiscal quarter, Apollo Investment typically takes proactive steps with the objective of enhancing flexibility in the next quarter. From time to time, Apollo Investment purchases U.S. Treasury bills and closes out its position on a net cash basis subsequent to quarter end. Apollo Investment may also utilize repurchase agreements or other balance sheet transactions as it deems appropriate for this purpose. The amounts of these transactions are excluded from total assets for purposes of computing the asset base upon which the management fee is determined and do not increase the amount of funds available to make investments. U.S. Treasury bills with maturities of greater than 60 days from the time of purchase are marked-to-market as per our valuation policy.

Note 10. Repurchase Agreements

The Company enters into repurchase agreements as part of its investment program. The Company’s custodian takes possession of collateral pledged by the counterparty. The collateral is marked-to-market daily to ensure that the value, plus accrued interest, is at least equal to the repurchase price. In the event of default of the obligor to repurchase, the Company has the right to liquidate the collateral and apply the proceeds in satisfaction of the obligation. Under certain circumstances, in the event of default or bankruptcy by the counterparty to the agreement, realization and/or retention of the collateral or proceeds may be subject to legal proceedings. There were no repurchase agreements outstanding at March 31, 2008 or March 31, 2007.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

Note 11. Financial Highlights

The following is a schedule of financial highlights for the years ended March 31, 2008, 2007, 2006 and the period April 8, 2004 (commencement of operations) through March 31, 2005:

	Fiscal Year Ended March 31,			April 8, 2004* through March 31, 2005
	2008	2007	2006
Per Share Data:
Net asset value, beginning of period	$17.87	$15.15	$14.27	$14.06

Net investment income	1.82	1.49	1.41	0.41
Net realized and unrealized gain (loss)	(1.90)	2.11	0.49	0.31

Net increase (decrease) in net assets resulting from operations	(0.08)	3.60	1.90	0.72
Dividends to stockholders(1)	(2.06)	(1.96)	(1.62)	(0.48)
Effect of anti-dilution	0.10	1.09	0.61	—
Offering costs	—	(0.01)	(0.01)	(0.03)

Net asset value at end of period	$15.83	$17.87	$15.15	$14.27

Per share market value at end of period	$15.83	$21.40	$17.81	$16.78

Total return(2)	(17.50%)	31.70%	12.94%	15.32%

Shares outstanding at end of period	119,893,835	103,507,766	81,191,954	62,554,976

Ratio/Supplemental Data:
Net assets at end of period (in millions)	$1,897.9	$1,849.7	$1,229.9	$892.9

Ratio of net investment income to average net assets	9.85%	9.09%	9.89%	2.96	%(3)

Ratio of operating expenses to average net assets**	4.92%	7.73%	5.64%	2.60	%(3)
Ratio of credit facility related expenses to average net assets	2.73%	2.49%	1.44%	—

Ratio of total expenses to average net assets**	7.65%	10.22%	7.08%	2.60	%(3)

Average debt outstanding	$882,775	$580,209	$325,639 ***	$0

Average debt per share	$7.88	$6.76	$5.10 ***	$0

Portfolio turnover ratio	24.2%	43.8%	39.2%	14.7%

(1)	Dividends and distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under accounting principles generally accepted in the United States of America.
(2)	Total return is based on the change in market price per share during the respective periods. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan. Total return is not annualized.
(3)	Annualized for the period April 8, 2004 through March 31, 2005.
*	Commencement of operations
**

The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is 4.91% and 7.64%, respectively, at March 31, 2008, inclusive of the expense offset arrangement (see

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

Note 8). At March 31, 2007, the ratios were 7.72% and 10.21%, respectively. At March 31, 2006, the ratios were 5.63% and 7.07%, respectively. At March 31, 2005, there was no expense offset arrangement.

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

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2008	$1,639,122	$2,158	$—	N/A
Fiscal 2007	492,312	4,757	—	N/A
Fiscal 2006	323,852	4,798	—	N/A
Fiscal 2005	0	0	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by $1 to determine the Asset Coverage Per Unit.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, as senior securities are not registered for public trading.

Note 12. Credit Agreement and Borrowings

Under the terms of the amended and restated Credit Agreement dated March 31, 2006 (the “Facility”), the lenders agreed to extend credit to Apollo Investment in an aggregate principal or face amount not exceeding $1,250,000 at any one time outstanding. The amended Facility also permits Apollo Investment to seek additional commitments from new and existing lenders in the future, up to an aggregate amount not to exceed $2,000,000. In February 2007, we increased total commitments to $1,700,000. The Facility is a five-year revolving facility (with a stated maturity date of April 14, 2011) and is secured by substantially all of the assets in Apollo Investment’s portfolio, including cash and cash equivalents. Pricing is set at 100 basis points over LIBOR. The Facility contains affirmative and restrictive covenants, including: (a) periodic financial reporting requirements, (b) maintaining minimum stockholders’ equity of the greater of (i) 40% of the total assets of Apollo Investment and its subsidiaries as at the last day of any fiscal quarter and (ii) the sum of (A) $400,000 plus (B) 25% of the net proceeds from the sale of equity interests in Apollo Investment after the closing date of the Facility, (c) maintaining a ratio of total assets, less total liabilities (other than indebtedness) to total indebtedness, in each case of Apollo Investment and its subsidiaries, of not less than 2.0:1.0, (d) maintaining minimum liquidity, (e) limitations on the incurrence of additional indebtedness, (f) limitations on liens, (g) limitations on investments (other than in the ordinary course of Apollo Investment’s business), (h) limitations on mergers and disposition of assets (other than in the normal course of Apollo Investment’s business activities) and (i) limitations on the creation or existence of agreements that permit liens on properties of Apollo Investment’s subsidiaries. In

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

addition to the asset coverage ratio described in clause (c) of the preceding sentence, borrowings under the Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in Apollo Investment’s portfolio. The Facility currently provides for the ability of Apollo Investment to seek additional commitments from lenders in an aggregate amount of up to $300,000. The Facility is used to supplement Apollo Investment’s equity capital to make additional portfolio investments and for other general corporate purposes.

The average debt outstanding on the credit facility was $882,775 and $580,209 for the fiscal years ended March 31, 2008 and 2007, respectively. The weighted average annual interest cost for the fiscal year ended March 31, 2008 was 5.96%, exclusive of 0.36% for commitment fees and for other prepaid expenses related to establishing the credit facility. The weighted average annual interest cost for the fiscal year ended March 31, 2007 was 5.48%, exclusive of 0.44% for commitment fees and for other prepaid expenses related to establishing the Facility. This weighted average annual interest cost reflects the average interest cost for all borrowings, including EURIBOR, CAD LIBOR, GBP LIBOR and USD LIBOR. The maximum amount borrowed during the fiscal year ended March 31, 2008 and 2007 was $1,655,805 and $927,758, respectively, at value. The remaining capacity under the facility was $60,878 at March 31, 2008. At March 31, 2008, the Company was in compliance with all financial and operational covenants required by the Facility.

Note 13(a). Income Tax Information and Distributions to Stockholders

The tax character of dividends paid during the fiscal year ended March 31, 2008 was as follows:

Ordinary income	$130,394
Long-term capital gains	100,495

Total Dividends Paid	$230,889

As of March 31, 2008, the components of accumulated losses on a tax basis were as follows:

Distributable ordinary income	$137,112
Other book/tax temporary differences	(18,210)
Unrealized depreciation	(204,909)[1]

Total accumulated losses	$(86,007)

As of March 31, 2008, we had a post-October currency loss deferral of $18,159.

1	The difference between book-basis and tax-basis unrealized depreciation is primarily attributable to the receipt of upfront fees, which are being amortized for US GAAP.

The tax character of dividends paid during the fiscal year ended March 31, 2007 was as follows:

Ordinary income	$136,637
Long-term capital gains	31,812

Total Dividends Paid	$168,449

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

As of March 31, 2007, the components of accumulated earnings on a tax basis were as follows:

Distributable long-term capital gains	$100,495
Other book/tax temporary differences	(4,357)
Unrealized appreciation	80,315	[2]

Total accumulated gains	$176,453

As of March 31, 2007, we had a post-October currency loss deferral of $4,256.

2	The difference between book-basis and tax-basis unrealized appreciation is primarily attributable to the receipt of upfront fees, which are being amortized for US GAAP.

Note 13(b). Other Tax Information (unaudited)

The percentage of ordinary income distributions paid during the fiscal year ended March 31, 2008 eligible for qualified dividend income treatment is 5.41%. The percentage of ordinary income distributions paid during the fiscal year ended March 31, 2008 eligible for the 70% dividends received deduction for corporate stockholders is 5.41%.

The percentage of ordinary income distributions paid during the fiscal year ended March 31, 2007 eligible for qualified dividend income treatment is 14.6%. The percentage of ordinary income distributions paid during the fiscal year ended March 31, 2007 eligible for the 70% dividends received deduction for corporate stockholders is 14.6%.

Note 14. Selected Quarterly Financial Data (unaudited)

Quarter Ended	Investment Income		Net Investment Income		Net Realized And Unrealized Gain (Loss) on Assets		Net Increase (Decrease) In Net Assets From Operations
	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
March 31, 2008	90,009	0.75	43,725	0.37	(206,102)	(1.73)	(162,377)	(1.36)
December 31, 2007	92,854	0.78	41,500	0.35	(67,107)	(0.56)	(25,607)	(0.21)
September 30, 2007	86,069	0.81	61,623	0.58	(84,799)	(0.80)	(23,176)	(0.22)
June 30, 2007	88,946	0.86	54,758	0.53	122,964	1.19	177,722	1.72

March 31, 2007	75,255	0.76	21,728	0.22	81,039	0.82	102,767	1.04
December 31, 2006	71,071	0.87	38,034	0.46	18,943	0.23	56,977	0.69
September 30, 2006	63,914	0.78	33,812	0.41	47,454	0.58	81,266	1.00
June 30, 2006	55,861	0.69	31,744	0.39	39,412	0.49	71,156	0.88

March 31, 2006	42,453	0.65	22,652	0.35	19,619	0.30	42,271	0.65
December 31, 2005	37,567	0.60	20,554	0.33	12,992	0.20	33,546	0.53
September 30, 2005	35,013	0.56	20,693	0.33	10,316	0.16	31,009	0.49
June 30, 2005	37,793	0.60	25,244	0.41	(11,684)	(0.19)	13,560	0.22

Note 15. Commitments and Contingencies

On February 28, 2007, the Company entered into Senior Secured Term Loan agreements with Gray Wireline Service Inc., resulting in investments of $40,000 in a First Out Term Loan and $70,000 in a Second Out Term

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

Loan. In connection with the transaction, the Company also committed to $27,500 of additional delay draw commitments under the term loans subject to various contingencies and draw down tests. This commitment remained outstanding at March 31, 2008.

The Company has the ability to issue standby letters of credit through its revolving credit facility. As of March 31, 2008 and March 31, 2007, the Company had issued through JPMorgan Chase Bank, N.A. standby letters of credit totaling $14,435 and $0, respectively.

Note 16. Subsequent Event

On May 16, 2008, the Company closed a follow-on equity offering and issued 22.3 million shares of common stock, receiving approximately $369,589 in net proceeds after deducting underwriting discounts and commissions. The Company expects to use the net proceeds from the offering to repay indebtedness owed under its senior credit facility, to make investments in portfolio companies in accordance with its investment objective and for general corporate purposes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2008 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting, which appears on page 37 of this Form 10-K, is incorporated by reference herein.

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

(d) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financing reporting that occurred during the fourth fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

MANAGEMENT

Our business and affairs are managed under the direction of our board of directors. The board of directors currently consists of seven members, six of whom are not “interested persons” of Apollo Investment as defined in Section 2(a)(19) of the 1940 Act. We refer to these individuals as our independent directors. Our board of directors elects our officers, who serve at the discretion of the board of directors.

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

Directors

Information regarding the board of directors is as follows:

Name	Age	Position	Director Since	Expiration of Term
Interested Directors

John J. Hannan	55	Chairman of the Board and Chief Executive Officer	2004	2009

Independent Directors

Claudine B. Malone	72	Director	2007	2008

Frank C. Puleo	62	Director	2008	2008

Carl Spielvogel	79	Director	2004	2008

Elliot Stein, Jr.	59	Director	2004	2010

Gerald Tsai, Jr.	79	Director	2004	2009

Bradley J. Wechsler	56	Director	2004	2010

The address for each director is c/o Apollo Investment Corporation, 9 West 57th Street, New York, NY 10019.

Executive officers who are not directors*

Information regarding our executive officers who are not directors is as follows:

Name	Age	Position
James C. Zelter	45	President and Chief Operating Officer

Richard L. Peteka	46	Chief Financial Officer and Treasurer

Patrick J. Dalton	39	Executive Vice President

Edward Tam	39	Executive Vice President

John J. Suydam	48	Vice President and Chief Legal Officer

Gordon E. Swartz	61	Chief Compliance Officer and Secretary

*	Effective as of April 18, 2008, Edward Tam resigned from the Company.

The address for each executive officer is c/o Apollo Investment Corporation, 9 West 57th Street, New York, NY 10019.

Biographical information

Directors

Our directors have been divided into two groups—interested directors and independent directors. Interested directors are interested persons as defined in the 1940 Act.

Independent directors

Claudine B. Malone (72) Director. Ms. Malone became director of Apollo Investment on April 17, 2007. Ms. Malone is the President and Chief Executive Officer of Financial & Management Consulting Inc. of McLean, Virginia. She also currently serves as a director of Hasbro Inc., Novell, Inc. and Aviva Life Insurance Company (USA). Previously, Ms. Malone was Chairman of the Board of the Federal Reserve Bank of Richmond from 1996 to 1999. She served as a visiting professor at the Colgate-Darden Business School of the University of Virginia from 1984 to 1987, an adjunct professor of the School of Business Administration at Georgetown University from 1982 to 1984 and an assistant and associate professor at the Harvard Graduate School of Business Administration from 1972 to 1981.

Frank C. Puleo (62) Director. Mr. Puleo became a director of Apollo Investment on February 4, 2008. Mr. Puleo currently serves as a Director of Commercial Industrial Finance Corp. and SLM Corp. Previously Mr. Puleo was a partner at Milbank, Tweed, Hadley & McCloy LLP where he advised clients on structured finance transactions, bank and bank holding company regulatory and securities law matters. Mr. Puleo became a partner of Milbank, Tweed, Hadley & McCloy LLP in 1978 and Co-Chair of the firm’s Global Finance Group in 1995 until retiring at the end of 2006. He was a member of the firm’s Executive Committee from 1982 to 1991 and from 1996 to 2002. Mr. Puleo served as a Lecturer at Columbia University School of Law from 1997 to 2001.

Carl Spielvogel (79) Director. Ambassador Spielvogel became a director of Apollo Investment in March 2004. Amb. Spielvogel has been Chairman and Chief Executive Officer of Carl Spielvogel Associates, Inc., an international management and counseling company, from 1997 to 2000, and from 2001 to present. In 2000-2001, Amb. Spielvogel served as U.S. Ambassador to the Slovak Republic, based in Bratislava, Slovakia. From 1994 to 1997, Amb. Spielvogel was Chairman and Chief Executive Officer of the United Auto Group, Inc., one of the first publicly-owned auto dealership groups. Earlier, Amb. Spielvogel was Chairman and Chief Executive Officer of Backer Spielvogel Bates Worldwide, a global marketing communications company from 1985 to 1994. Amb. Spielvogel currently is a director of the Interactive Data Corporation, Inc. He is also a trustee to the Metropolitan Museum of Art; a member of the board of Trustees and Chairman of the Business Council of the Asia Society; a member of the board of trustees of Lincoln Center for the Performing Arts; a member of the Council on Foreign Relations, and a member of the board of trustees of the Institute for the Study of Europe, at Columbia University, and a member of the Executive Committee of the Council of American Ambassadors.

Elliot Stein, Jr. (59) Director. Mr. Stein became a director of Apollo Investment in March 2004. Mr. Stein has served as chairman of Caribbean International News Corporation since 1985 and Transformation Capital Corporation since 2008. He is also a managing director of Commonwealth Capital Partners as well as various private companies including Cloud Solutions LLC and Cohere Communications. Mr. Stein is a trustee of Claremont Graduate University and the New School University. He is a member of the Council on Foreign Relations.

Gerald Tsai, Jr. (79) Director. Mr. Tsai became a director of Apollo Investment in March 2004. Mr. Tsai is a private investor. He also currently serves on other boards of directors including Zenith National Insurance Corp., Triarc Companies, Inc. and United Rentals, Inc., as well as director emeritus of Saks Incorporated. Previously, Mr. Tsai was chairman of the board, president and Chief Executive Officer of Delta Life Corporation from 1993 to 1997. He also joined Primerica Corporation in 1982 and served in various positions until 1988, the latest as chairman of the board and Chief Executive Officer. Mr. Tsai currently serves as a trustee of NYU Hospitals Center and New York University School of Medicine Foundation.

Bradley J. Wechsler (56) Director. Mr. Wechsler became a director of Apollo Investment in April 2004. Mr. Wechsler has been the Co-Chairman and Co-Chief Executive Officer of IMAX Corporation since May, 1996. Previously Mr. Wechsler has had several executive positions in the entertainment industry and was a partner in the entertainment and media practice for a New York-based investment bank. Mr. Wechsler is a Vice-Chairman of the board of the NYU Hospital and Medical Center, a member of the Executive Committee and chairs its Finance Committee. In addition, he sits on the boards of The American Museum of the Moving Image, the Ethical Culture Fieldston Schools and Math for America.

Interested directors

John J. Hannan (55) Chairman of the Board, Chief Executive Officer and Director of Apollo Investment. Mr. Hannan became a director of Apollo in March 2004 and was elected our Chief Executive Officer in February 2006 and Chairman of the board of directors in August 2006. Mr. Hannan has served on AIM’s investment committee since February 2006. Mr. Hannan, a senior partner of Apollo, co-founded Apollo Management, L.P. in 1990 and Apollo Real Estate Advisors, L.P. (an investment manager affiliated with Apollo’s real estate investment funds) in 1993.

Executive officers who are not directors

James C. Zelter (45) President and Chief Operating Officer of Apollo Investment. Mr. Zelter joined Apollo in 2006. Prior to joining the firm, he was with Citigroup and its predecessor companies since 1994, and was responsible for the global expansion and strong financial performance of the Special Situations Investment Group, a proprietary investment group that he founded within Citigroup’s Fixed Income Division. From 2003 to 2005, Mr. Zelter was Chief Investment Officer of Citigroup Alternative Investments, and prior to that he was responsible for the firm’s global high yield franchise and leveraged finance business.

Richard L. Peteka (46) Chief Financial Officer and Treasurer of Apollo Investment. Mr. Peteka joined Apollo Investment in June 2004 as its Chief Financial Officer and Treasurer. Prior to joining the firm, he was Chief Financial Officer and Treasurer of various closed-end and open-end registered investment companies for Citigroup Asset Management. He joined Citigroup Asset Management as a Director in July 1999.

Patrick J. Dalton (39) Executive Vice President of Apollo Investment. Mr. Dalton joined AIM in June 2004 as a partner and as a member of AIM’s investment committee. Mr. Dalton is also the Chief Investment Officer of AIM and a member of the Investment Committee of Apollo Investment Europe. Before joining Apollo, Mr. Dalton was a Vice President with Goldman, Sachs & Co.’s Principal Investment Area with a focus on mezzanine investing since 2000. From 1990 to 2000, Mr. Dalton was a Vice President with the Chase Manhattan Bank where he worked most recently in the Acquisition Finance Department.

Edward Tam (39) Executive Vice President of Apollo Investment from June 2004—April 2008. Mr. Tam joined Apollo in 2004 as a partner and as a member of AIM’s investment committee. Before joining Apollo, Mr. Tam joined DLJ Investment Partners, a mezzanine fund, in 1999 and was promoted to Director in 2002. Mr. Tam was in the corporate finance group at Donaldson Lufkin & Jenrette from 1991 to 1999.

John J. Suydam (48) Vice President and Chief Legal Officer of Apollo Investment. Mr. Suydam joined Apollo in 2006. From 2002 to 2006, Mr. Suydam was a partner at O’Melveny & Myers, where he served as head of Mergers & Acquisitions and co-head of the Corporate Department. Prior to that, Mr. Suydam served as Chairman of the law firm O’Sullivan, LLP, which specialized in representing private equity investors. Mr. Suydam serves on the boards of directors of the Big Apple Circus and Quality Distribution. Mr. Suydam received his JD from New York University and graduated magna cum laude with a BA in History from the State University of New York at Albany.

Gordon E. Swartz (61) Chief Compliance Officer and Secretary of Apollo Investment. Mr. Swartz became the Chief Compliance Officer of Apollo Investment in October 2004 and Secretary in June 2006. Prior to joining Apollo Investment, Mr. Swartz was an Associate General Counsel of Citigroup Asset Management.

The Audit Committee

The Audit Committee operates pursuant to an Audit Committee Charter approved by the Board of Directors. The charter sets forth the responsibilities of the Audit Committee, which include selecting or retaining each year an independent registered public accounting firm (the “auditors”) to audit the accounts and records of the Company; reviewing and discussing with management and the auditors the annual audited financial statements of the Company, including disclosures made in management’s discussion and analysis, and recommending to the Board of Directors whether the audited financial statements should be included in the Company’s annual report on Form 10-K; reviewing and discussing with management and the auditors the Company’s quarterly financial statements prior to the filings of its quarterly reports on Form 10-Q; pre-approving the auditors’ engagement to render audit and/or permissible non-audit services; and evaluating the qualifications, performance and independence of the auditors. The Audit Committee is presently composed of five persons: Messrs. Puleo, Spielvogel, Stein, Tsai, and Ms. Malone, all of whom are independent directors and are otherwise considered independent under the listing standards of NASDAQ Marketplace Rule 4200(a)(15). The Company’s Board of Directors has determined that each of Mr. Tsai and Ms. Malone is an “audit committee financial expert” as that term is defined under Item 401 of Regulation S-K under the Securities Exchange Act of 1934 (the “Exchange Act”). The Audit Committee Charter is available on the Company’s website (www.apolloic.com).

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the Securities and Exchange Commission and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4 and 5 filed by such persons, the Company believes that during the fiscal year ended March 31, 2008, all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

Code of Conduct

We have adopted a code of conduct for all our directors and employees, including our Chief Executive Officer and Chief Financial Officer, as required under Item 406 of Regulation S-K under the Exchange Act and the listing standards of NASDAQ Marketplace Rule 4350(n). The code of conduct is available on our website located at www.apolloic.com. You may also read and copy the code of conduct at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on operations of the Public Reference Room by calling the SEC at (202) 942-8090. In addition, the code of conduct will be available on the EDGAR Database on the SEC Internet site at http://www.sec.gov. You may also obtain copies of the code of conduct, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing to the SEC’s Public Reference Section, 450 5th Street, NW, Washington, D.C. 20549.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Apollo Investment Corporation does not currently have any employees and does not expect to have any employees in the future. The executive officers of the company are either employees of our investment adviser, Apollo Investment Management (“adviser”), or our administrator, Apollo Investment Administration (“administrator”). The adviser and administrator provide necessary services to the business, pursuant to the terms of our investment advisory and management agreement and our administration agreement. Our day-to-day investment operations are managed by our investment adviser. Most of the services necessary for the origination and administration of our investment portfolio are provided by investment professionals employed by the adviser. In addition, we reimburse the administrator for our allocable portion of expenses incurred by it in performing its obligations under the administration agreement, including our allocable portion of the cost of our chief financial officer, chief compliance officer and their respective staffs.

Summary Compensation Table

The following table shows information regarding the compensation expected to be received by the independent directors and executive officers for the fiscal year ended March 31, 2008. No compensation is paid to directors who are “interested persons.”

Name	Aggregate compensation from Apollo Investment	Pension or retirement benefits accrued as part of our expenses(1)	Total compensation from Apollo Investment paid to director/ officer
Independent directors
Claudine B. Malone	$130,913	None	$130,913
Frank C. Puleo	17,527	None	17,527
Carl Spielvogel	132,630	None	132,630
Elliot Stein, Jr.	136,500	None	136,500
Gerald Tsai, Jr.	133,000	None	133,000
Bradley J. Wechsler	117,500	None	117,500

Interested directors
John J. Hannan	None	None	None

Executive Officers*
Patrick J. Dalton	None	None	None
Richard L. Peteka(2)	None	None	None
John J. Suydam	None	None	None
Gordon E. Swartz(2)	None	None	None
Edward Tam	None	None	None
James C. Zelter	None	None	None

(1)	We do not have a profit sharing or retirement plan, and directors do not receive any pension or retirement benefits
(2)	Richard L. Peteka and Gordon E. Swartz are employees of Apollo Investment Administration.
*	Effective as of April 18, 2008, Edward Tam resigned from the Company.

The independent directors’ annual fee is $100,000. They also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the Chairman of the Audit Committee receives an annual fee of $7,500 and each chairman of any other committee receives an annual fee of $2,500 for their additional services in these capacities. In addition, we purchase directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees paid in shares of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of March 31, 2008, there were no persons that owned 25% or more of our outstanding voting securities, and no person would be deemed to control us, as such term is defined in the 1940 Act.

The following table sets forth, as of March 31, 2008, each stockholder who owned more than 5% of our outstanding shares of common stock, each director, the chief executive officer, our executive officers and our directors and executive officers as a group. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power.

Our directors have been divided into two groups—interested directors and independent directors. Interested directors are “interested persons” as defined in the Investment Company Act of 1940.

The following table sets forth, as of March 31, 2008, certain ownership information with respect to our common stock for those persons who directly or indirectly own, control or hold with the power to vote, 5% or more of our outstanding common stock and all officers and directors, as a group. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power.

Name and address	Type of ownership(1)	Shares owned	Percentage of common stock outstanding

AIC Co-Investors LLC(2)	Beneficial	849,930	* %

JP Morgan Chase & Co.(3)	Beneficial	10,917,122	9.1%

All officers and directors as a group (13 persons)(4)	Beneficial	110,184	* %

*	Represents less than 1%.
(1)	All of our common stock is owned of record by Cede & Co., as nominee of the Depository Trust Company.
(2)	AIC Co-Investors LLC is a special purpose entity related to Apollo Investment Management. The address for AIC Co-Investors LLC is 9 West 57th Street, New York, NY 10019.
(3)	JPMorgan Chase & Co. retains (a) shared power to vote or to direct the vote as to 8,205,045 shares and (b) shared power to dispose or to direct the disposition of 10,917,122 shares.
(4)	The address for all officers and directors is c/o Apollo Investment Corporation, 9 West 57th Street, New York, NY 10019.

The following table sets forth the dollar range of our equity securities beneficially owned through interests in Apollo Investment Management by each of our directors as of March 31, 2008. (We are not part of a “family of investment companies,” as that term is defined in the 1940 Act.)

Name of Director	Dollar Range of Equity Securities in Apollo Investment(1)
Independent Directors
Claudine B. Malone	$100,001 – $500,000
Frank C. Puleo	$100,001 – $500,000
Carl Spielvogel	$50,001 – $100,000
Elliot Stein, Jr.	$100,001 – $500,000
Gerald Tsai, Jr.	$100,001 – $500,000
Bradley J. Wechsler	$100,001 – $500,000

Interested Directors and Executive Officers
John J. Hannan	$500,000 – $1,000,000	(2)

(1)	Dollar ranges are as follows: None, $1—$10,000, $10,001—$50,000, $50,001—$100,000, $100,001—$500,000, $500,001—$1,000,000 or over $1,000,000.
(2)	Reflects pecuniary interests in AIC Co-Investors LLC. Mr. Hannan disclaims beneficial ownership of shares held by AIC Co-Investors LLC.

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

Further information relating to relationships and director independence is hereby incorporated by reference from our 2008 Proxy Statement under the caption “Certain Relationships and Transactions.”

Item 14. Principal Accountant Fees and Services

The audit committee of the board of directors selected PricewaterhouseCoopers LLP as independent auditors for the Company for the fiscal year ending March 31, 2008. PricewaterhouseCoopers LLP has confirmed that they are independent accountants with respect to the Company within the meaning of the Securities Acts administered by the Securities and Exchange Commission and the requirements of the Independence Standards Board.

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings. Fees incurred during the fiscal years ending March 31, 2008 and March 31, 2007 by Apollo Investment were $360,000 and $350,000, respectively.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. Audit-related fees incurred by Apollo Investment during the fiscal years ending March 31, 2008 and March 31, 2007 were $37,975 and $28,100, respectively.

Tax Services Fees: Tax services fees consist of fees billed for professional tax services. These services also include assistance regarding federal, state, and local tax compliance. Tax services and fees incurred by Apollo Investment during the fiscal years ending March 31, 2008 and March 31, 2007 were $36,200 and $23,300, respectively, which represented work related to preparation of tax returns, our RIC qualification, excise tax distribution requirements, form extensions, etc.

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

Based on the Audit Committee’s discussion with management and the independent auditors, the Audit Committee’s review of the audited financial statements, the representations of management and the report of the independent auditors to the Audit Committee, the Audit Committee has recommended that the board of directors include the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 for filing with the Securities and Exchange Commission. The Audit Committee has also appointed PricewaterhouseCoopers LLP to serve as independent auditors for the fiscal year ended March 31, 2009.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements.

Refer to Item 8 above.

(a)(2)	Financial Statement Schedules

None.

(a)(3)	Exhibits

	3.1(a)	Articles of Amendment(1)

	3.1(b)	Articles of Amendment and Restatement(2)

	3.2	Amended and Restated Bylaws(3)

	4.1	Form of Stock Certificate(4)

	10.1(a)	Investment Advisory Management Agreement between Registrant and Apollo Investment Management, L.P.(2)

	10.1(b)	Supplement to the Investment Advisory Management Agreement between Registrant and Apollo Investment Management, L.P.(3)

	10.2	Administration Agreement between Registrant and Apollo Investment Administration, LLC(2)

	10.3	Dividend Reinvestment Plan(4)

	10.4	Custodian Agreement(2)

	10.5	License Agreement between the Registrant and Apollo Management, L.P.(2)

	10.6	Form of Transfer Agency and Service Agreement(2)

	10.7	Amended and Restated Senior Secured Revolving Credit Agreement(5)

	11.1	Statement regarding computation of per share earnings*

	14.1	Code of Conduct*

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

	32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).*

	32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).*

	99.1	Underwriting Agreement dated May 13, 2008

*	Filed herewith.
(1)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on June 20, 2005.
(2)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 3 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 1, 2004.
(3)	Incorporated by reference from the Registrant’s Form 10-K, filed on June 12, 2006.
(4)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on March 12, 2004.
(5)	Incorporated by reference from the Registrant’s Form 8-K filed on April 4, 2006.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO INVESTMENT CORPORATION

By:	/s/ John J. Hannan
John J. Hannan Chairman of the Board and Chief Executive Officer May 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John J. Hannan John J. Hannan	Chairman of the Board, Chief Executive Officer, Director (principal executive officer)	May 28, 2008

/s/ Richard L. Peteka Richard L. Peteka	Chief Financial Officer and Treasurer (principal financial and accounting officer)	May 28, 2008

/s/ James C. Zelter James C. Zelter	President and Chief Operating Officer	May 28, 2008

/s/ Patrick J. Dalton Patrick J. Dalton	Executive Vice President	May 28, 2008

/s/ Claudine B. Malone Claudine B. Malone	Director	May 28, 2008

/s/ Carl Spielvogel Carl Spielvogel	Director	May 28, 2008

/s/ Elliot Stein, Jr. Elliot Stein, Jr.	Director	May 28, 2008

/s/ Gerald Tsai, Jr. Gerald Tsai, Jr.	Director	May 28, 2008

/s/ Bradley J. Wechsler Bradley J. Wechsler	Director	May 28, 2008

/s/ Frank C. Puleo Frank C. Puleo	Director	May 28, 2008