Form 10-Q
period 2008-06-30
APOLLO INVESTMENT CORP
filed 2008-08-06
CIK 1278752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2008

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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of August 1, 2008 was 142,221,335.

APOLLO INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2008

PART I.    FINANCIAL INFORMATION

In this Quarterly Report, “Apollo Investment”, “Company”, “AIC”, “Fund”, “we”, “us” and “our” refer to Apollo Investment Corporation unless the context otherwise states.

Item 1.	Financial Statements

APOLLO INVESTMENT CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share amounts)

	June 30, 2008 (unaudited)	March 31, 2008
Assets
Non-controlled/non-affiliated investments, at value (cost—$3,108,743 and $3,139,047, respectively)	$3,027,822	$2,986,556
Controlled investments, at value (cost—$298,275 and $247,400, respectively)	281,042	246,992
Cash equivalents, at value (cost—$896,445 and $404,063, respectively)	896,425	403,898
Cash	4,149	8,954
Foreign currency (cost—$3,555 and $2,140, respectively)	3,553	2,130
Interest receivable	38,755	46,643
Dividends receivable	27,912	23,024
Prepaid expenses and other assets	4,938	5,896
Receivable from investment adviser	4	231

Total assets	$4,284,600	$3,724,324

Liabilities
Payable for investments and cash equivalents purchased	$1,018,472	$142,339
Credit facility payable (see notes 7 & 12)	965,689	1,639,122
Management and performance-based incentive fees payable (see note 3)	27,600	26,969
Dividends payable	—	9,368
Interest payable	6,261	6,178
Accrued administrative expenses	90	288
Other liabilities and accrued expenses	1,585	2,152

Total liabilities	$2,019,697	$1,826,416

Net Assets
Common stock, par value $.001 per share, 400,000 and 400,000 common shares authorized, respectively, and 142,221 and 119,894 issued and outstanding, respectively	$142	$120
Paid-in capital in excess of par	2,352,883	1,983,795
Undistributed net investment income (see note 2g)	—	24,959
Distributions in excess of net investment income (see note 2g)	(2,683)	—
Accumulated net realized gain (see note 2g)	56,318	86,136
Net unrealized depreciation	(141,757)	(197,102)

Total Net Assets	$2,264,903	$1,897,908

Total liabilities and net assets	$4,284,600	$3,724,324

Net Asset Value Per Share	$15.93	$15.83

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share amounts)

	Three months ended
	June 30, 2008	June 30, 2007
INVESTMENT INCOME:
From non-controlled/non-affiliated investments:
Interest	$84,975	$74,550
Dividends	3,335	4,026
Other income	197	320
From controlled investments:
Dividends	2,452	50
Other income	—	10,000

Total Investment Income	90,959	88,946

EXPENSES:
Management fees (see note 3)	$16,022	$12,996
Performance-based incentive fees (see note 3)	11,578	10,835
Interest and other credit facility expenses	13,917	7,607
Administrative services expense	1,868	1,461
Other general and administrative expenses	1,347	1,350

Total expenses	44,732	34,249
Expense offset arrangement (see note 8)	(86)	(61)

Net expenses	44,646	34,188

Net investment income	$46,313	$54,758

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS AND FOREIGN CURRENCIES:
Net realized gain (loss):
Investments and cash equivalents	(29,230)	(17,000)
Foreign currencies	(588)	(3,743)

Net realized loss	(29,818)	(20,743)

Net change in unrealized gain (loss):
Investments and cash equivalents	54,889	149,922
Foreign currencies	456	(6,215)

Net change in unrealized gain	55,345	143,707

Net realized and unrealized gain from investments, cash equivalents and foreign currencies	25,527	122,964

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$71,840	$177,722

EARNINGS PER SHARE (see note 5)	$0.55	$1.72

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except shares)

	Three months ended June 30, 2008 (unaudited)	Year ended March 31, 2008
Increase (Decrease) in net assets from operations:
Net investment income	$46,313	$201,606
Net realized gains (losses)	(29,818)	54,300
Net change in unrealized gain (loss)	55,345	(289,344)

Net increase (decrease) in net assets resulting from operations	71,840	(33,438)

Dividends and distributions to stockholders:	(73,955)	(230,889)

Capital share transactions:
Net proceeds from shares sold	369,589	285,545
Less offering costs	(479)	(461)
Reinvestment of dividends	—	27,403

Net increase in net assets from capital share transactions	369,110	312,487

Total increase in net assets:	366,995	48,160
Net assets at beginning of period	1,897,908	1,849,748

Net assets at end of period	$2,264,903	$1,897,908

Capital share activity
Shares sold	22,327,500	14,950,000
Shares issued from reinvestment of dividends	—	1,436,069

Net increase in capital share activity	22,327,500	16,386,069

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three months ended
	June 30, 2008	June 30, 2007
Cash Flows from Operating Activities:
Net Increase in Net Assets Resulting from Operations	$71,840	$177,722
Adjustments to reconcile net increase:
Purchase of investment securities	(139,991)	(763,189)
Proceeds from disposition of investment securities	90,184	356,253
Increase (decrease) from foreign currency transactions	(588)	(3,743)
Decrease (increase) in interest and dividends receivable	3,001	(4,957)
Decrease (increase) in prepaid expenses and other assets	1,185	(317)
Increase (decrease) in management and performance-based incentive fees payable	631	1,517
Increase in interest payable	83	543
Increase (decrease) in accrued expenses	(771)	14
Increase (decrease) in payable for investments and cash equivalents purchased	876,136	(236,353)
Increase (decrease) in receivables for securities sold	—	28,248
Net change in unrealized depreciation (appreciation) on investments, cash equivalents, foreign currencies and other assets and liabilities	(55,345)	(143,707)
Net realized (gain) loss on investments and cash equivalents	29,818	20,744

Net Cash Provided (Used) by Operating Activities	$876,183	$(567,225)

Cash Flows from Financing Activities:
Net proceeds from the issuance of common stock	$369,589	$—
Offering costs from the issuance of common stock	(479)	—
Dividends paid in cash	(83,323)	(44,154)
Borrowings under credit facility	256,666	829,192
Repayments under credit facility	(929,500)	(536,357)

Net Cash Provided (Used) by Financing Activities	$(387,047)	$248,681

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$489,136	$(318,544)
Effect of exchange rates on cash balances	8	(1)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$414,983	$1,097,952

CASH AND CASH EQUIVALENTS, END OF PERIOD	$904,127	$779,407

Non-cash financing activities consist of the reinvestment of dividends totaling $0 and $8,634, respectively (in thousands).

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited)

June 30, 2008

(in thousands)

Investments in Non-Controlled/Non-Affiliated Portfolio Companies	Industry	Par Amount *	Cost	Fair Value (1)
Subordinated Debt/Corporate Notes—78.8%
AB Acquisitions UK Topco 2 Limited (Alliance Boots), GBP L+650, 7/9/17	Retail	£38,490	$74,838	$68,367
Advanstar, Inc., L+700, 11/30/15	Media	$22,673	22,673	22,786
Advantage Sales & Marketing, Inc., 12.00%, 3/29/14	Grocery	31,403	30,918	31,403
AMH Holdings II, Inc. (Associated Materials), 13.625%, 12/1/14 ¿	Building Products	50,314	49,520	45,283
Applied Systems, Inc., 12.50%, 9/26/14	Business Services	22,000	21,906	21,780
Arbonne Intermediate Holdco Inc. (Natural Products Group LLC), 13.50%, 6/19/14	Direct Marketing	71,994	71,826	17,999
Babson CLO Ltd., Series 2008-2A Class E, L+975, 7/15/18 ¿	Asset Management	11,000	9,957	9,956
Babson CLO Ltd., Series 2008-1A Class E, L+550, 7/20/18 ¿	Asset Management	10,150	7,109	7,228
BNY ConvergEx Group, LLC, 14.00%, 10/2/14	Business Services	15,380	15,380	15,380
Brenntag Holding GmbH & Co. KG, E+700, 12/23/15	Chemicals	€19,135	23,550	25,061
Catalina Marketing Corporation, L+550, 10/1/17	Grocery	$31,959	30,245	29,882
Ceridian Corp., 12.25%, 11/15/15	Diversified Service	50,000	50,000	45,687
Ceridian Corp., 11.25%, 11/15/15	Diversified Service	31,000	30,548	28,442
Collect America, Ltd., 13.50%, 8/5/12 ¿	Consumer Finance	38,136	37,595	38,136
Delta Educational Systems, Inc., 16.00%, 5/12/13	Education	18,840	18,280	18,840
DSI Renal Inc., 14.00%, 4/7/14	Healthcare	10,456	10,456	10,456
Dura-Line Merger Sub, Inc., 13.25%, 9/22/14	Telecommunications	40,461	39,750	40,461
Energy Future Holdings, 11.25%, 11/1/17	Utilities	25,000	24,474	25,062
Eurofresh, Inc., 0% / 14.50%, 1/15/14 ¿	Agriculture	26,504	22,313	5,566
Eurofresh, Inc., 11.50%, 1/15/13 ¿	Agriculture	50,000	50,000	34,500
European Directories (DH5) B.V., 15.735%, 7/1/16	Publishing	€2,741	3,471	3,951
European Directories (DH7) B.V., E+950, 7/1/15	Publishing	€16,248	20,146	24,960
First Data Corporation, 9.80%, 3/31/16	Financial Services	$40,000	32,800	32,800
First Data Corporation, 9.875%, 9/24/15 ¿	Financial Services	45,500	39,131	39,699
FleetPride Corporation, 11.50%, 10/1/14 ¿	Transportation	47,500	47,500	44,887
FPC Holdings, Inc. (FleetPride Corporation), 0% / 14.00%, 6/30/15 ¿	Transportation	37,846	34,511	30,939
General Nutrition Centers, Inc., L+450, 3/15/14	Retail	29,775	29,311	25,458
Goodman Global Inc., 13.50%, 2/15/16 ¿	Manufacturing	25,000	25,000	24,625
Hub International Holdings, 10.25%, 6/15/15 ¿	Insurance	25,000	24,100	20,625
HydroChem Holding, Inc., 13.50%, 12/8/14	Environmental	21,606	21,606	21,066
Infor Lux Bond Company (Infor Global), L+800, 9/2/14	Business Services	8,844	8,844	5,085
KAR Holdings, Inc., 10.00%, 5/1/15	Transportation	43,225	39,892	36,633
Language Line Holdings, Inc., 0% / 14.125%, 6/15/13	Business Services	27,678	25,333	24,050

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2008

(in thousands)

	Industry	Par Amount *	Cost	Fair Value (1)
Language Line Inc., 11.125%, 6/15/12	Business Services	$27,081	$26,875	$28,164
Latham Manufacturing Corp., 14.00%, 12/30/12	Leisure Equipment	34,553	34,084	32,825
Laureate Education, Inc., 11.75%, 8/15/17 ¿	Education	53,540	49,435	47,115
Lexicon Marketing (USA), Inc., 13.25%, 5/11/13 ***	Direct Marketing	28,482	28,482	—
LVI Services, Inc., 14.50%, 11/16/12	Environmental	45,834	45,834	45,032
MW Industries, Inc., 13.00%, 5/1/14	Manufacturing	60,000	58,974	60,000
NCO Group Inc., 11.875%, 11/15/14	Consumer Finance	9,000	7,069	7,470
Neff Corp., 10.00%, 6/1/15	Rental Equipment	5,000	5,000	1,919
Nielsen Finance LLC, 0% / 12.50%, 8/1/16	Market Research	61,000	42,969	42,344
OTC Investors Corporation (Oriental Trading Company), 13.50%, 1/31/15	Direct Marketing	24,407	24,407	23,918
Pacific Crane Maintenance Company, L.P., 13.00%, 2/15/14	Machinery	34,000	34,000	34,000
PBM Holdings, Inc., 13.50%, 9/29/13	Beverage, Food & Tobacco	17,723	17,723	17,191
Playpower Holdings Inc., 15.50%, 12/31/12 ¿	Leisure Equipment	77,686	77,686	77,686
Plinius Investments II B.V. (Casema), E+925, 9/13/16	Cable TV	€17,701	23,062	27,098
Pro Mach Merger Sub, Inc., 12.50%, 6/15/12	Machinery	$14,616	14,437	14,616
QHB Holdings LLC (Quality Home Brands), 13.50%, 12/20/13	Consumer Products	45,827	44,963	37,464
Ranpak Holdings, Inc., 15.00%, 12/27/15	Packaging	52,005	52,005	52,005
RSA Holdings Corp. of Delaware (American Safety Razor), 13.50%, 7/31/15	Consumer Products	45,312	45,312	45,312
Serpering Investments B.V. (Casema), E+925, 9/13/16	Cable TV	€16,403	20,752	25,251
The Servicemaster Company, L+550, 7/15/15	Diversified Service	$67,173	60,353	54,914
TL Acquisitions, Inc. (Thomson Learning), 0% / 13.25%, 7/15/15 ¿	Education	72,500	63,132	53,469
TL Acquisitions, Inc. (Thomson Learning), 10.50%, 1/15/15 ¿	Education	47,500	46,704	41,622
TP Financing 2, Ltd. (Travelex), GBP L+725, 4/1/15	Financial Services	£12,665	24,641	20,476
US Foodservice, L+475, 6/30/17	Beverage, Food & Tobacco	$30,000	24,000	23,100
US Investigations Services, Inc., 10.50%, 11/1/15 ¿	Diversified Service	9,500	7,843	8,788
Varietal Distribution, 10.25%, 7/15/15	Distribution	15,000	15,000	13,925
Varietal Distribution, 10.75%, 6/30/17	Distribution	21,875	21,257	20,453
WDAC Intermediate Corp., E+600, 11/29/15	Publishing	€43,882	59,434	45,735
Westbrook CLO Ltd., Series 2006-1A, L+370, 12/20/20 ¿	Asset Management	$11,000	6,391	6,160

Total Subordinated Debt/Corporate Notes			$1,974,807	$1,785,105

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2008

(in thousands, except shares)

	Industry	Shares	Cost	Fair Value (1)
Preferred Equity—6.3%
DSI Holding Company, Inc. (DSI Renal Inc.), 15.00%, 10/7/14	Healthcare	32,500	$31,899	$32,500
Exco Resources, Inc., 7.00% / 9.00% (Convertible)	Oil & Gas	975	9,750	18,135
Exco Resources, Inc., 7.00% / 9.00% Hybrid (Convertible)	Oil & Gas	4,025	40,250	74,865
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 13.50%, 5/12/14	Education	12,360	11,226	12,360
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 12.50% (Convertible)	Education	3,325	3,325	2,634
LVI Acquisition Corp. (LVI Services, Inc.), 14.00%	Environmental	1,875	1,875	—
Varietal Distribution Holdings, LLC, 8.00%	Distribution	3,097	3,097	2,625

Total Preferred Equity			$101,422	$143,119

Common Equity/Equity Interests—14.3%
A-D Conduit Holdings, LLC (Duraline) **	Telecommunications	2,778	$2,778	$3,440
AHC Mezzanine LLC (Advanstar) **	Media	10,000	10,000	7,780
CA Holding, Inc. (Collect America, Ltd.)	Consumer Finance	25,000	2,500	3,549
CA Holding, Inc. (Collect America, Ltd.)	Consumer Finance	4,294	429	859
FSC Holdings Inc. (Hanley Wood LLC) **	Media	10,000	10,000	7,335
Garden Fresh Restaurant Holding, LLC **	Retail	50,000	5,000	5,486
Gray Energy Services, LLC Class H (Gray Wireline) **	Oil & Gas	1,081	2,000	3,470
Gryphon Colleges Corporation (Delta Educational Systems, Inc.) **	Education	175	175	—
GS Prysmian Co-Invest L.P. (Prysmian Cables & Systems) (2,3)	Industrial		—	110,141
Latham International, Inc. (fka Latham Acquisition Corp.) **	Leisure Equipment	33,091	3,309	469
LM Acquisition Ltd. (Lexicon Marketing Inc.) **	Direct Marketing	10,000	10,000	—
LVI Acquisition Corp. (LVI Services, Inc.) **	Environmental	6,250	625	—
MEG Energy Corp. (4) **	Oil & Gas	1,718,388	44,718	84,687
New Omaha Holdings Co-Invest LP (First Data)	Financial Services	13,000,000	65,000	65,000
PCMC Holdings, LLC (Pacific Crane)	Machinery	40,000	4,000	3,496
Prism Business Media Holdings, LLC (Penton Media, Inc.) **	Media	68	14,947	12,686
Pro Mach Co-Investment, LLC **	Machinery	150,000	1,500	3,277
RC Coinvestment, LLC (Ranpak Corp.)	Packaging	50,000	5,000	4,924
Sorenson Communications Holdings, LLC Class A **	Consumer Services	454,828	45	6,594
Varietal Distribution Holdings, LLC Class A **	Distribution	28,028	28	—

Total Common Equity and Equity Interests			$182,054	$323,193

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2008

(in thousands, except warrants)

	Industry	Warrants	Cost	Fair Value (1)
Warrants—0.6%
DSI Holdings Company, Inc. (DSI Renal Inc.), Common **	Healthcare	5,011,327	—	$2,905
Fidji Luxco (BC) S.C.A., Common (FCI) (2) **	Electronics	48,769	$491	8,004
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Common **	Education	98	98	—
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class A-1 Preferred **	Education	459	460	597
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class B-1 Preferred **	Education	1,043	1,043	826

Total Warrants			$2,092	$12,332

2nd Lien Bank Debt/Senior Secured Loans (5)—33.7%		Par Amount *
AB Acquisitions UK Topco 2 Limited (Alliance Boots), 7/9/16	Retail	£11,400	$19,660	$20,022
AB Acquisitions UK Topco 2 Limited (Alliance Boots), 7/9/16	Retail	€3,961	5,399	5,508
Advanstar Communications, Inc., 11/30/14	Media	$20,000	20,000	14,300
Asurion Corporation, 7/3/15	Insurance	135,300	134,888	123,969
BNY Convergex Group, LLC, 4/2/14	Business Services	50,000	49,793	45,750
C.H.I. Overhead Doors, Inc., 10/22/11	Building Products	15,000	15,022	13,950
Clean Earth, Inc., 8/1/14	Environmental	25,000	25,000	23,875
Dresser, Inc., 5/4/15	Industrial	61,000	60,917	58,979
Educate, Inc., 6/14/14	Education	10,000	10,000	8,500
Garden Fresh Restaurant Corp., 12/22/11	Retail	26,000	25,831	25,480
Generics International, Inc., 4/30/15	Healthcare	20,000	19,907	19,500
Gray Wireline Service, Inc., 12.25%, 2/28/13	Oil & Gas	77,500	76,889	77,500
HydroChem Industrial Services, Inc., 12/8/14	Environmental	35,100	35,100	34,222
Infor Enterprise Solutions Holdings, Inc., Tranche B-1, 3/2/14	Business Services	5,000	5,000	3,288
Infor Enterprise Solutions Holdings, Inc., 3/2/14	Business Services	15,000	14,841	10,387
Infor Global Solutions European Finance S.á.R.L., 3/2/14	Business Services	€6,210	8,263	6,604
IPC Systems, Inc., 6/1/15	Telecommunications	$37,250	36,202	26,261
Kronos, Inc., 6/11/15	Electronics	60,000	60,000	52,200
Penton Media, Inc., 2/1/14	Media	14,000	10,353	10,360
Quality Home Brands Holdings LLC, 6/20/13	Consumer Products	40,000	39,520	21,000
Ranpak Corp. (6), 12/27/14	Packaging	12,500	12,500	12,500
Ranpak Corp. (7), 12/27/14	Packaging	€5,206	7,584	8,203
Sheridan Holdings, Inc., 6/15/15	Healthcare	$60,000	60,000	51,150
Sorenson Communications, Inc., 2/18/14	Consumer Services	62,103	62,103	60,680

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2008

(in thousands, except shares)

	Industry	Par Amount *	Cost	Fair Value (1)
TransFirst Holdings, Inc., 6/15/15	Financial Services	$34,750	$33,596	$29,885

Total 2nd Lien Bank Debt/Senior Secured Loans			$848,368	$764,073

Total Investments in Non-Controlled/Non-Affiliated Portfolio Companies—133.7%			$3,108,743	$3,027,822

Investments in Controlled Portfolio Companies		Shares
Preferred Equity—3.3%
Grand Prix Holdings, LLC Series A, 12.00% (Innkeepers USA)	Hotels, Motels, Inns & Gaming	2,989,431	$74,736	$74,736

Common Equity/Equity Interests—9.1%
AIC Credit Opportunity Fund LLC (8)	Asset Management		$50,875	$56,686
Grand Prix Holdings, LLC (Innkeepers USA)	Hotels, Motels, Inns & Gaming	17,335,834	172,664	149,620

Total Common Equity/Equity Interests			$223,539	$206,306

Total Investments in Controlled Portfolio Companies—12.4%			$298,275	$281,042

Total Investments			$3,407,018	$3,308,864

		Par Amount *
Cash Equivalents—39.6%
U.S. Treasury Bill, 1.83%, 9/18/08	Government	$900,000	$896,445	$896,425

Total Investments & Cash Equivalents—185.7% (9)			$4,303,463	$4,205,289

Liabilities in Excess of Other Assets—(85.7%)				(1,940,386)

Net Assets—100.0%				$2,264,903

(1)	Fair value is determined by or under the direction of the Board of Directors of the Company (see Notes 2 and 6).
(2)	Denominated in Euro (€).
(3)	The Company is the sole Limited Partner in GS Prysmian Co-Invest L.P.
(4)	Denominated in Canadian dollars.
(5)	Includes floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the LIBOR (London Inter-bank Offered Rate), EURIBOR (Euro Inter-bank Offered Rate), GBP LIBOR (London Inter-bank Offered Rate for British Pounds), or the prime rate. At June 30, 2008, the range of interest rates on floating rate bank debt was 7.80% to 12.46%.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2008

(in thousands)

(6)	Position is held across five US Dollar-denominated tranches with varying yields.
(7)	Position is held across three Euro-denominated tranches with varying yields.
(8)	See Note 6.
(9)	Aggregate gross unrealized appreciation for federal income tax purposes is $243,575; aggregate gross unrealized depreciation for federal income tax purposes is $349,106. Net unrealized depreciation is $105,531 based on a tax cost of $4,310,820.
¿	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
*	Denominated in USD unless otherwise noted.
**	Non-income producing security.
***	Non-accrual status.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

Industry Classification	Percentage at June 30, 2008
Oil & Gas	7.8%
Hotels, Motels, Inns and Gaming	6.8%
Financial Services	5.7%
Education	5.6%
Industrial	5.1%
Business Services	4.8%
Retail	4.5%
Insurance	4.4%
Diversified Service	4.2%
Environmental	3.7%
Healthcare	3.5%
Transportation	3.4%
Leisure Equipment	3.4%
Consumer Products	3.1%
Manufacturing	2.6%
Asset Management	2.4%
Packaging	2.3%
Media	2.3%
Publishing	2.3%
Telecommunications	2.1%
Consumer Services	2.0%
Grocery	1.8%
Electronics	1.8%
Building Products	1.8%
Machinery	1.7%
Cable TV	1.6%
Consumer Finance	1.5%
Market Research	1.3%
Direct Marketing	1.3%
Beverage, Food, & Tobacco	1.2%
Agriculture	1.2%
Distribution	1.1%
Utilities	0.8%
Chemicals	0.8%
Rental Equipment	0.1%

Total Investments	100.0%

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

March 31, 2008

(in thousands)

Investments in Non-Controlled/Non-Affiliated Portfolio Companies	Industry	Par Amount *	Cost	Fair Value (1)
Subordinated Debt/Corporate Notes—97.6%
AB Acquisitions UK Topco 2 Limited (Alliance Boots), GBP L+650, 7/9/17	Retail	£38,156	$74,087	$72,612
Advanstar, Inc., L+700, 11/30/15	Media	$22,115	22,115	22,225
Advantage Sales & Marketing, Inc., 12.00%, 3/29/14	Grocery	31,245	30,746	31,245
AMH Holdings II, Inc. (Associated Materials), 13.625%, 12/1/14 ¿	Building Products	50,314	49,501	50,314
Applied Systems, Inc., 12.50%, 9/26/14	Business Services	22,000	21,903	21,120
Arbonne Intermediate Holdco Inc. (Natural Products Group LLC), 13.50%, 6/19/14	Direct Marketing	67,395	67,221	37,067
Associated Materials, Inc., 0% / 11.25%, 3/1/14	Building Products	43,415	31,846	29,522
BNY ConvergEx Group, LLC, 14.00%, 10/2/14	Business Services	15,304	15,304	15,304
Brenntag Holding GmbH & Co. KG, E+700, 12/23/15	Chemicals	€19,135	23,548	24,221
Catalina Marketing Corporation, L+500, 10/1/17	Grocery	$31,959	30,218	28,124
Ceridian Corp., 12.25%, 11/15/15	Diversified Service	50,000	50,000	41,750
Ceridian Corp., 11.25%, 11/15/15	Diversified Service	31,000	30,539	26,376
Collect America, Ltd., 13.50%, 8/5/12 ¿	Consumer Finance	36,320	35,792	36,320
Delta Educational Systems, Inc., 16.00%, 5/12/13	Education	18,789	18,210	18,789
DSI Renal Inc., 14.00%, 4/7/14	Healthcare	10,404	10,404	10,404
Dura-Line Merger Sub, Inc., 13.25%, 9/22/14	Telecommunications	40,461	39,732	40,461
Energy Future Holdings, 11.25%, 11/1/17	Utilities	25,000	24,466	24,750
Eurofresh, Inc., 0% / 14.50%, 1/15/14 ¿	Agriculture	26,504	21,467	10,602
Eurofresh, Inc., 11.50%, 1/15/13 ¿	Agriculture	50,000	50,000	31,750
European Directories (DH5) B.V., 15.735%, 7/1/16	Publishing	€2,539	3,153	3,439
European Directories (DH7) B.V., E+950, 7/1/15	Publishing	€15,867	19,546	22,628
First Data Corporation, L+525, 3/31/16	Financial Services	$100,000	79,000	79,000
First Data Corporation, 9.875%, 9/24/15 ¿	Financial Services	45,500	38,946	37,860
FleetPride Corporation, 11.50%, 10/1/14 ¿	Transportation	47,500	47,500	45,837
FPC Holdings, Inc. (FleetPride Corporation), 0% / 14.00%, 6/30/15 ¿	Transportation	37,846	33,179	33,304
General Nutrition Centers, Inc., L+450, 3/15/14 ¿	Retail	29,775	29,296	24,862
Goodman Global Inc., 13.50%, 2/15/16 ¿	Manufacturing	25,000	25,000	24,625
Hub International Holdings, 10.25%, 6/15/15 ¿	Insurance	20,000	20,000	13,900
HydroChem Holding, Inc., 13.50%, 12/8/14	Environmental	20,226	20,226	19,720
Infor Lux Bond Company (Infor Global), L+800, 9/2/14	Business Services	8,611	8,611	6,361
KAR Holdings, Inc., 10.00%, 5/1/15	Transportation	43,225	39,816	38,092
Language Line Holdings, Inc., 0% / 14.125%, 6/15/13	Business Services	27,678	24,468	22,641
Language Line Inc., 11.125%, 6/15/12	Business Services	27,081	26,863	27,623

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2008

(in thousands)

	Industry	Par Amount *	Cost	Fair Value (1)
Latham Manufacturing Corp., 14.00%, 12/30/12	Leisure Equipment	$34,467	$33,980	$34,467
Laureate Education, Inc., L+550, 8/15/17	Education	53,540	49,385	47,115
Lexicon Marketing (USA), Inc., 13.25%, 5/11/13 ***	Direct Marketing	28,482	28,482	—
LVI Services, Inc., 14.50%, 11/16/12	Environmental	45,302	45,302	45,302
MW Industries, Inc., 13.00%, 5/1/14	Manufacturing	60,000	58,946	60,000
Neff Corp., 10.00%, 6/1/15	Rental Equipment	5,000	5,000	2,395
Nielsen Finance LLC, 0% / 12.50%, 8/1/16	Market Research	61,000	41,572	38,926
OTC Investors Corporation (Oriental Trading Company), 13.50%, 1/31/15	Direct Marketing	24,407	24,407	24,407
Pacific Crane Maintenance Company, L.P., 13.00%, 2/15/14	Machinery	34,000	34,000	34,000
PBM Holdings, Inc., 13.50%, 9/29/13	Beverage, Food & Tobacco	17,723	17,723	17,014
Playpower Holdings Inc., 15.50%, 12/31/12 ¿	Leisure Equipment	72,098	72,098	72,098
Plinius Investments II B.V. (Casema), E+925, 9/13/16	Cable TV	€17,701	23,060	26,841
Pro Mach Merger Sub, Inc., 12.50%, 6/15/12	Machinery	$14,598	14,411	14,598
QHB Holdings LLC (Quality Home Brands), 13.50%, 12/20/13	Consumer Products	44,331	43,442	44,331
Ranpak Holdings, Inc., 15.00%, 12/27/15	Packaging	50,125	50,125	50,125
RSA Holdings Corp. of Delaware (American Safety Razor), 13.50%, 7/31/15	Consumer Products	43,817	43,817	43,817
Safety Products Holdings LLC, 11.75%, 1/1/12	Manufacturing	34,043	33,662	34,405
Serpering Investments B.V. (Casema), E+925, 9/13/16	Cable TV	€16,403	20,752	25,014
The Servicemaster Company, L+500, 7/15/15	Diversified Service	$67,173	60,177	51,051
TL Acquisitions, Inc. (Thomson Learning), 0% / 13.25%, 7/15/15 ¿	Education	72,500	61,153	52,109
TL Acquisitions, Inc. (Thomson Learning), 10.50%, 1/15/15 ¿	Education	47,500	46,680	41,681
TP Financing 2, Ltd. (Travelex), GBP L+725, 4/1/15	Financial Services	£11,862	23,047	19,748
US Investigations Services, Inc., 10.50%, 11/1/15 ¿	Diversified Service	$7,500	6,131	6,188
Varietal Distribution, 10.25%, 7/15/15	Distribution	15,000	15,000	14,112
Varietal Distribution, 10.75%, 6/30/17	Distribution	21,875	21,247	19,359
WDAC Intermediate Corp., E+600, 11/29/15	Publishing	€41,611	55,902	45,607
Yankee Acquisition Corp., 9.75%, 2/15/17	Retail	$17,000	16,971	13,579
Yankee Acquisition Corp., 8.50%, 2/15/15	Retail	1,915	1,546	1,558

Total Subordinated Debt/Corporate Notes			$2,010,721	$1,852,695

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2008

(in thousands, except shares)

	Industry	Shares	Cost	Fair Value (1)
Preferred Equity—5.6%
DSI Holding Company, Inc. (DSI Renal Inc.), 15.00%, 10/7/14	Healthcare	32,500	$31,875	$32,500
Exco Resources, Inc., 7.00% / 9.00% (Convertible)	Oil & Gas	975	9,750	10,871
Exco Resources, Inc., 7.00% / 9.00% Hybrid (Convertible)	Oil & Gas	4,025	40,250	44,879
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 13.50%, 5/12/14	Education	12,360	11,180	12,360
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 12.50% (Convertible)	Education	3,325	3,325	1,369
LVI Acquisition Corp. (LVI Services, Inc.), 14.00%	Environmental	1,875	1,875	529
Varietal Distribution Holdings, LLC, 8.00%	Distribution	3,097	3,097	3,097

Total Preferred Equity			$101,352	$105,605

Common Equity/Partnership Interests—15.5%
A-D Conduit Holdings, LLC (Duraline) **	Telecommunications	2,778	$2,778	$3,730
AHC Mezzanine LLC (Advanstar)	Media	10,000	10,000	9,000
CA Holding, Inc. (Collect America, Ltd.)	Consumer Finance	25,000	2,500	3,720
DTPI Holdings, Inc. (American Asphalt & Grading) **	Infrastructure	200,000	2,000	—
FSC Holdings Inc. (Hanley Wood LLC) **	Media	10,000	10,000	10,000
Garden Fresh Restaurant Holding, LLC **	Retail	50,000	5,000	4,832
Gray Energy Services, LLC Class H (Gray Wireline) **	Oil & Gas	1,081	2,000	3,540
Gryphon Colleges Corporation (Delta Educational Systems, Inc.) **	Education	175	175	—
GS Prysmian Co-Invest L.P. (Prysmian Cables & Systems) (2,3)	Industrial		—	93,073
Latham International, Inc. (fka Latham Acquisition Corp.) **	Leisure Equipment	33,091	3,309	1,127
LM Acquisition Ltd. (Lexicon Marketing Inc.) **	Direct Marketing	10,000	10,000	—
LVI Acquisition Corp. (LVI Services, Inc.) **	Environmental	6,250	625	—
MEG Energy Corp. (4) **	Oil & Gas	1,718,388	44,718	68,665
New Omaha Holdings Co-Invest LP (First Data)	Financial Services	13,000,000	65,000	65,000
PCMC Holdings, LLC (Pacific Crane)	Machinery	40,000	4,000	3,607
Prism Business Media Holdings, LLC	Media	68	14,947	14,810
Pro Mach Co-Investment, LLC **	Machinery	150,000	1,500	3,103
RC Coinvestment, LLC (Ranpak Corp.)	Packaging	50,000	5,000	5,047
Sorenson Communications Holdings, LLC Class A **	Consumer Services	454,828	45	5,436
Varietal Distribution Holdings, LLC Class A	Distribution	28,028	28	88

Total Common Equity and Partnership Interests			$183,625	$294,778

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2008

(in thousands, except warrants)

	Industry	Warrants	Cost	Fair Value (1)
Warrants—0.6%
DSI Holdings Company, Inc. (DSI Renal Inc.), Common **	Healthcare	5,011,327	—	$2,920
Fidji Luxco (BC) S.C.A., Common (FCI) (2) **	Electronics	48,769	$491	7,604
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Common **	Education	98	98	—
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class A-1 Preferred **	Education	459	460	579
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class B-1 Preferred **	Education	1,043	1,043	430

Total Warrants			$2,092	$11,533

2nd Lien Bank Debt/Senior Secured Loans (5)—38.1%		Par Amount *
Advanstar Communications, Inc., 11/30/14	Media	$20,000	$20,000	$14,600
American Asphalt & Grading Co., 7/10/09	Infrastructure	31,596	31,596	8,200
Asurion Corporation, 7/3/15	Insurance	135,300	134,876	116,020
BNY Convergex Group, LLC, 4/2/14	Business Services	50,000	49,787	43,000
C.H.I. Overhead Doors, Inc., 10/22/11	Building Products	15,000	15,023	14,175
Clean Earth, Inc., 8/1/14	Environmental	25,000	25,000	24,875
Dresser, Inc., 5/4/15	Industrial	61,000	60,915	55,663
Educate, Inc., 6/14/14	Education	10,000	10,000	8,500
Garden Fresh Restaurant Corp., 12/22/11	Retail	26,000	25,821	25,480
Generics International, Inc., 4/30/15	Healthcare	20,000	19,903	19,875
Gray Wireline Service, Inc., 12.25%, 2/28/13	Oil & Gas	77,500	76,866	77,500
HydroChem Industrial Services, Inc., 12/8/14	Environmental	35,100	35,100	34,223
Infor Enterprise Solutions Holdings, Inc., Tranche B-1, 3/2/14	Business Services	5,000	5,000	4,125
Infor Enterprise Solutions Holdings, Inc., 3/2/14	Business Services	15,000	14,836	12,375
Infor Global Solutions European Finance S.á.R.L., 3/2/14	Business Services	€6,210	8,263	8,856
IPC Systems, Inc., 6/1/15	Telecommunications	$37,250	36,167	26,634
Kronos, Inc., 6/11/15	Electronics	60,000	60,000	44,100
Quality Home Brands Holdings LLC, 6/20/13	Consumer Products	40,000	39,504	32,000
Ranpak Corp. (6), 12/27/14	Packaging	12,500	12,500	12,500
Ranpak Corp. (7), 12/27/14	Packaging	€5,206	7,584	8,249
Sheridan Holdings, Inc., 6/15/15	Healthcare	$60,000	60,000	46,500
Sorenson Communications, Inc., 2/18/14	Consumer Services	62,103	62,103	60,705
TransFirst Holdings, Inc., 6/15/15	Financial Services	30,500	30,413	23,790

Total 2nd Lien Bank Debt/Senior Secured Loans			$841,257	$721,945

Total Investments in Non-Controlled/Non-Affiliated Portfolio Companies—157.4%			$3,139,047	$2,986,556

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2008

(in thousands, except shares)

Investments in Controlled Portfolio Companies	Industry	Shares	Cost	Fair Value (1)
Preferred Equity—3.9%
Grand Prix Holdings, LLC Series A, 12.00% (Innkeepers USA)	Hotels, Motels, Inns & Gaming	$2,989,431	$74,736	$74,736

Common Equity—9.1%
Grand Prix Holdings, LLC (Innkeepers USA)	Hotels, Motels, Inns & Gaming	17,335,834	$172,664	$172,256

Total Investments in Controlled Portfolio Companies—13.0%			$247,400	$246,992

Total Investments			$3,386,447	$3,233,548

		Par Amount *
Cash Equivalents—21.3%
U.S. Treasury Bill, 1.075%, 6/19/08	Government	$405,000	$404,063	$403,898

Total Investments & Cash Equivalents—191.7% (8)			$3,790,510	$3,637,446

Liabilities in Excess of Other Assets—(91.7%)				(1,739,538)

Net Assets—100.0%				$1,897,908

(1)	Fair value is determined by or under the direction of the Board of Directors of the Company (see Note 2).
(2)	Denominated in Euro (€).
(3)	The Company is the sole Limited Partner in GS Prysmian Co-Invest L.P.
(4)	Denominated in Canadian dollars.
(5)	Includes floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the LIBOR (London Inter-bank Offered Rate), EURIBOR (Euro Inter-bank Offered Rate), GBP LIBOR (London Inter-bank Offered Rate for British Pounds), or the prime rate. At March 31, 2008, the range of interest rates on floating rate bank debt was 7.67% - 12.38%.
(6)	Position is held across five US Dollar-denominated tranches with varying yields.
(7)	Position is held across three Euro-denominated tranches with varying yields.
(8)	Aggregate gross unrealized appreciation for federal income tax purposes is $160,652; aggregate gross unrealized depreciation for federal income tax purposes is $321,299. Net unrealized depreciation is $160,647 based on a tax cost of $3,798,093.
¿	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
*	Denominated in USD unless otherwise noted.
**	Non-income producing security.
***	Non-accrual status.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

Industry Classification	Percentage at March 31, 2008
Hotels, Motels, Inns and Gaming	7.6%
Financial Services	7.0%
Oil & Gas	6.4%
Education	5.7%
Business Services	5.0%
Industrial	4.6%
Retail	4.4%
Insurance	4.0%
Diversified Service	3.9%
Environmental	3.9%
Consumer Products	3.7%
Manufacturing	3.7%
Transportation	3.6%
Healthcare	3.5%
Leisure Equipment	3.3%
Building Products	2.9%
Packaging	2.3%
Publishing	2.2%
Telecommunications	2.2%
Media	2.2%
Consumer Services	2.0%
Direct Marketing	1.9%
Grocery	1.8%
Machinery	1.7%
Cable TV	1.6%
Electronics	1.6%
Agriculture	1.3%
Consumer Finance	1.2%
Market Research	1.2%
Distribution	1.1%
Utilities	0.8%
Chemicals	0.8%
Beverage, Food, & Tobacco	0.5%
Infrastructure	0.3%
Rental Equipment	0.1%

Total Investments	100.0%

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

The significant accounting policies consistently followed by Apollo Investment are:

(a)	Security transactions are accounted for on the trade date;

(b)	Under procedures established by our Board of Directors, we value investments, including certain subordinated debt, senior secured debt and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations (unless they are deemed not to represent fair value). We typically obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker or a primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. From time to time, we may also utilize independent third party valuation firms to assist us in determining fair value if and when such market quotations are deemed not to represent fair value. Investments purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates value. Debt and equity securities that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of our Board of Directors. Such determination of fair values may involve subjective judgments and estimates.

With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, our Board of Directors has approved a multi-step valuation process each quarter, as described below:

1)	our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of our Investment Adviser, Apollo Investment Management, L.P., responsible for the portfolio investment;

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

2)	preliminary valuation conclusions are then documented and discussed with senior management of our Investment Adviser;

3)	independent valuation firms engaged by our Board of Directors conduct independent appraisals and review the Investment Adviser’s preliminary valuations and make their own independent assessment;

4)	the audit committee of our Board of Directors reviews and discusses the preliminary valuation of our Investment Adviser and that of the independent valuation firms; and

5)	the Board of Directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of our investment adviser, the respective independent valuation firm and the audit committee.

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, the principal market and enterprise values, among other factors.

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. We have adopted this statement on a prospective basis beginning in the quarter ended June 30, 2008. Adoption of this statement did not have a material effect on our financial statements for the quarter ended June 30, 2008.

SFAS No. 157 classifies the inputs used to measure these fair values into the following hierarchy:

Level 1: Quoted prices in active markets for identical assets or liabilities, accessible by the Company at the measurement date.

Level 2: Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices.

Level 3: Unobservable inputs for the asset or liability.

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment.

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

(e)	Apollo Investment intends to comply with the applicable provisions of the Internal Revenue Code of 1986, as amended, pertaining to regulated investment companies to make distributions of taxable income sufficient to relieve it from substantially all Federal income taxes. Apollo Investment, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. Apollo Investment will accrue excise tax on estimated excess taxable income as required.

(f)	Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from accounting principles generally accepted in the United States of America.

(g)	Dividends and distributions to common stockholders are recorded as of record date. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed or deemed distributed at least annually.

(h)	In accordance with Regulation S-X and the AICPA Audit and Accounting Guide for Investment Companies, the Company does not consolidate its interest in any company other than in investment company subsidiaries and controlled operating companies substantially all of whose business consists of providing services to the Company. Consequently, the Company does not consolidate special purpose entities through which it holds investments subject to financing with third parties. See note 6.

(i)	The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included with the net realized and unrealized gain or loss from investments. The Company’s investments in foreign securities may involve certain risks such as foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments and therefore the earnings of the Company.

(j)	The Company may enter into forward exchange contracts in order to hedge against foreign currency risk. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled.

(k)	The Company records origination expenses related to its multi-currency revolving credit facility as prepaid assets. These expenses are deferred and amortized using the straight-line method over the stated life of the facility.

(l)	The Company records registration expenses related to Shelf filings as prepaid assets. These expenses are charged as a reduction of capital upon utilization, in accordance with the AICPA Audit and Accounting Guide for Investment Companies.

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

(n)	In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes. FIN 48 is effective for financial statements issued for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation requires recognition of the impact of a tax position if that position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In addition, FIN 48 provides measurement guidance whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The adoption of FIN 48 did not have a material impact on the Company’s financial condition or results of operations. If the tax law requires interest and/or penalties to be paid on an underpayment of income taxes, interest and penalties will be classified as income taxes on our financial statements, if applicable.

(o)	In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB No. 115. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value. This statement applies to all reporting entities, and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company did not elect fair value measurement for assets or liabilities other than portfolio investments, which are already measured at fair value, therefore, the adoption of this statement did not impact the Company’s consolidated financial position or its results of operations.

Note 3. Agreements

Apollo Investment has an Investment Advisory and Management Agreement with the Investment Adviser, Apollo Investment Management, L.P., under which the Investment Adviser, subject to the overall supervision of Apollo Investment’s Board of Directors, will manage the day-to-day operations of, and provide investment advisory services to, Apollo Investment. For providing these services, the Investment Adviser receives a fee from Apollo Investment, consisting of two components—a base management fee and an incentive fee. The base management fee is determined by taking the average value of Apollo Investment’s gross assets at the end of the two most recently completed calendar quarters calculated at an annual rate of 2.00%. The incentive fee has two parts, as follows: one part is calculated and payable quarterly in arrears based on Apollo Investment’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus Apollo Investment’s operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income does not include any realized capital gains computed net of all realized capital losses and unrealized capital depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

value of Apollo Investment’s net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7% annualized). Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 2% base management fee. Apollo Investment pays the Investment Adviser an incentive fee with respect to Apollo Investment’s pre-incentive fee net investment income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which Apollo Investment’s pre-incentive fee net investment income does not exceed the hurdle rate; (2) 100% of Apollo Investment’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter; and (3) 20% of the amount of Apollo Investment’s pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are appropriately pro rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Management Agreement, as-of the termination date), commencing on December 31, 2004, and will equal 20% of Apollo Investment’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser.

For the three months ended June 30, 2008 and June 30, 2007, the Investment Adviser received $16,022 and $12,996, respectively, in base investment advisory and management fees and $11,578 and $10,835, respectively, in performance-based incentive fees from Apollo Investment.

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

For the three months ended June 30, 2008 and June 30, 2007, the Administrator was reimbursed $1,778 and $1,408, respectively, from Apollo Investment on the $1,868 and $1,461, respectively, of expenses accrued under the Administration Agreement.

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

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Note 4. Net Asset Value Per Share

At June 30, 2008, the Company’s total net assets and net asset value per share were $2,264,903 and $15.93, respectively. This compares to total net assets and net asset value per share at March 31, 2008 of $1,897,908 and $15.83, respectively.

Note 5. Earnings Per Share

The following information sets forth the computation of basic and diluted earnings per share for the three months ended June 30, 2008 and June 30, 2007, respectively:

	Three months ended
	June 30, 2008	June 30, 2007
Numerator for increase in net assets per share:	$71,840	$177,722
Denominator for basic and diluted weighted average shares:	131,180,264	103,520,705
Basic and diluted earnings per share:	$0.55	$1.72

Note 6. Investments

AIC Credit Opportunities Fund LLC—We own all of the common member interests in AIC Credit Opportunity Fund LLC, (“AIC Holdco”) which was formed for the purpose of holding various financed investments. Effective in June 2008, we invested $39,500 in a special purpose entity wholly owned by AIC Holdco, AIC (FDC) Holdings LLC (“Apollo FDC”), which was used to purchase a Junior Profit-Participating Note due 2013 in principal amount of $39,500 (the “Junior Note”) from Apollo I Trust (the “Trust”). The Trust also issued a Senior Floating Rate Note due 2013 (the “Senior Note”) to an unaffiliated third party (“FDC Counterparty”) in principal amount of $39,500 paying interest at Libor plus 1.50%, increasing over time to Libor plus 2.0%. The Trust used the aggregate $79,000 proceeds to acquire $100,000 face value of a senior subordinated interim loan of First Data Corporation (the “ First Data Reference Obligation”). The Junior Note generally entitles Apollo FDC to the net interest and other proceeds due under the FDC Reference Obligation after payment of interest due under the Senior Notes, as described above. In addition, Apollo FDC is entitled to 100% of any realized appreciation in the FDC Reference Obligation and, since the Senior Note is a non-recourse obligation, is exposed up to the amount of equity used by AIC Holdco to fund the purchase of the Junior Note plus any additional margin Apollo decides to post, if any, during the term of the financing.

Through AIC Holdco, effective in June 2008, we also invested $11,375 in a special purpose entity, AIC (TXU) Holdings LLC (“Apollo TXU”) which acquired exposure to $50,000 notional amount of a Libor plus 3.5% senior secured delayed draw term loan of Texas Competitive Electric Holdings (“TXU”) through a non-recourse total return swap with an unaffiliated third party expiring on October 10, 2013 and pursuant to which Apollo TXU pays interest at Libor plus 1.5% and generally receives all proceeds due under the delayed draw term loan of TXU (the “TXU Reference Obligation”). Like Apollo FDC, Apollo TXU is entitled to 100% of any realized appreciation in the TXU Reference Obligation and, since the total return swap is a non-recourse obligation, is exposed up to the amount of equity used by AIC Holdco to fund the investment in the total return swap, plus any additional margin Apollo decides to post, if any, during the term of the financing.

Pursuant to applicable investment company accounting, we do not consolidate AIC Holdco or either of Apollo FDC or Apollo TXU and accordingly only the value of our investments in them is included on our balance sheet. The Senior Note and total return swap are non-recourse to AIC Holdco, its subsidiaries and the Company and have standard events of default including failure to pay contractual amounts when due and failure by each of the underlying Apollo counterparties to provide additional credit support if the value of the FDC Reference Obligation or the TXU Reference Obligation, as applicable, declines below specified levels. The Company may unwind either transaction at any time.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Investments and cash equivalents consisted of the following as of June 30, 2008 and June 30, 2007.

	June 30, 2008		June 30, 2007
	Cost	Fair Value	Cost	Fair Value
Subordinated Debt/Corporate Notes	$1,974,807	$1,785,105	$1,557,368	$1,603,530
Preferred Equity	176,158	217,855	175,878	185,146
Common Equity/Equity Interests	405,593	529,499	244,823	452,286
Warrants	2,092	12,332	3,514	11,435
Bank Debt/Senior Secured Loans	848,368	764,073	652,796	636,487
Cash Equivalents	896,445	896,425	741,518	741,517

Totals	$4,303,463	$4,205,289	$3,375,897	$3,630,401

At June 30, 2008, our investments and cash equivalents were categorized as follows in the fair value hierarchy for SFAS No. 157 purposes:

		Fair Value Measurement at Reporting Date Using:
Description	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Equivalents	$896,425	$896,425	$—	$—

Total Investments	$3,308,864	$—	$—	$3,308,864

Total Investments and Cash Equivalents	$4,205,289	$896,425	$—	$3,308,864

The Company recognized no gain or loss as a result of the adoption of SFAS No. 157. The following chart shows the components of change in our investments and cash equivalents categorized as Level 3, for the three months ended June 30, 2008.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Beginning Balance, March 31, 2008	$3,233,548

Total realized gains/losses included in earnings	(29,236)
Total unrealized gains/losses included in earnings	54,745
Purchases, including capitalized PIK interest (1)	139,991
Sales	(90,184)
Transfer in and/or out of Level 3	—

Ending Balance, June 30, 2008	$3,308,864

The amount of total gains/(losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains/(losses) on investments in our Statement of Operations	$24,386

(1)	Includes amortization of approximately $8,643

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Note 7. Foreign Currency Transactions and Translations

At June 30, 2008, the Company had outstanding non-US borrowings on its $1,700,000 multicurrency revolving credit facility denominated in euros, pounds sterling, and Canadian dollars. Unrealized appreciation or depreciation on these outstanding borrowings is indicated in the table below:

Foreign Currency	Local Currency		Original Borrowing Cost	Current Value	Reset Date	Unrealized Appreciation (Depreciation)
Euro		€3,500	$5,513	$5,514	7/03/2008	$(2)
British Pound		£10,000	19,916	19,902	7/03/2008	14
British Pound		£35,700	72,891	71,048	7/07/2008	1,842
British Pound		£2,000	3,928	3,980	7/16/2008	(52)
Euro		€1,000	1,463	1,576	7/18/2008	(113)
Euro		€112,000	150,802	176,462	7/28/2008	(25,659)
Canadian Dollar	C$	17,000	16,096	16,756	8/13/2008	(660)
British Pound		£2,500	4,957	4,975	8/13/2008	(18)
Canadian Dollar	C$	29,700	25,161	29,274	8/20/2008	(4,113)
Euro		€42,500	56,599	66,961	8/21/2008	(10,362)
Euro		€2,000	2,961	3,151	8/28/2008	(190)
Canadian Dollar	C$	22,500	19,189	22,177	9/05/2008	(2,988)
Euro		€3,000	4,037	4,727	9/10/2008	(690)
Euro		€3,500	5,025	5,514	9/18/2008	(489)
British Pound		£6,750	13,265	13,434	9/30/2008	(168)

			$401,803	$445,451		$(43,648)

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

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Note 8. Expense Offset Arrangement

The Company benefits from an expense offset arrangement with JPMorgan Chase Bank, N.A. (“custodian bank”) whereby the Company earns credits on any uninvested US dollar cash balances held by the custodian bank. These credits are applied by the custodian bank as a reduction of the monthly custody fees charged to the Company. The total amount of credits earned during the three months ended June 30, 2008 and June 30, 2007 are $86 and $61, respectively.

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

Note 10. Repurchase Agreements

The Company enters into repurchase agreements as part of its investment program. The Company’s custodian takes possession of collateral pledged by the counterparty. The collateral is marked-to-market daily to ensure that the value, plus accrued interest, is at least equal to the repurchase price. In the event of default of the obligor to repurchase, the Company has the right to liquidate the collateral and apply the proceeds in satisfaction of the obligation. Under certain circumstances, in the event of default or bankruptcy by the counterparty to the agreement, realization and/or retention of the collateral or proceeds may be subject to legal proceedings. There were no repurchase agreements outstanding at June 30, 2008 or March 31, 2008.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Note 11. Financial Highlights

The following is a schedule of financial highlights for the three months ended June 30, 2008 and the year ended March 31, 2008:

	Three months ended June 30, 2008	Year ended March 31, 2008
Per Share Data:
Net asset value, beginning of period	$15.83	$17.87

Net investment income	0.35	1.82
Net realized and unrealized gain (loss)	0.20	(1.90)

Net increase (decrease) in net assets resulting from operations	0.55	(0.08)
Dividends to stockholders (1)	(0.56)	(2.06)
Effect of anti-dilution	0.11	0.10
Offering costs	—	—

Net asset value at end of period	$15.93	$15.83

Per share market value at end of period	$14.33	$15.83

Total return (2)	(6.37%)	(17.50%)

Shares outstanding at end of period	142,221,335	119,893,835

Ratio/Supplemental Data:
Net assets at end of period (in millions)	$2,264.9	$1,897.9

Ratio of net investment income to average net assets	2.22%	9.85%

Ratio of operating expenses to average net assets *	1.48%	4.92%
Ratio of credit facility related expenses to average net assets	0.67%	2.73%

Ratio of total expenses to average net assets *	2.15%	7.65%

Average debt outstanding	$1,138,105	$882,775

Average debt per share	$8.68	$7.88

Portfolio turnover ratio	2.7%	24.2%

(1)	Dividends and distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under accounting principles generally accepted in the United States of America.
(2)	Total return is based on the change in market price per share during the respective periods. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan. Total return is not annualized.
*	The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is 1.47% and 2.14%, respectively, at June 30, 2008, inclusive of the expense offset arrangement (see Note 8). At March 31, 2008, the ratios were 4.91% and 7.64%, respectively.

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

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Revolving Credit Facility
Fiscal 2009 (through June 30, 2008)	$965,689	$3,345	$—	N/A
Fiscal 2008	1,639,122	2,158	—	N/A
Fiscal 2007	492,312	4,757	—	N/A
Fiscal 2006	323,852	4,798	—	N/A
Fiscal 2005	0	0	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by $1 to determine the Asset Coverage Per Unit.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, as senior securities are not registered for public trading.

Note 12. Credit Agreement and Borrowings

Under the terms of the amended and restated Credit Agreement dated March 31, 2006 (the “Facility”), the lenders agreed to extend credit to Apollo Investment in an aggregate principal or face amount not exceeding $1,250,000 at any one time outstanding. The amended Facility also permits Apollo Investment to seek additional commitments from new and existing lenders in the future, up to an aggregate amount not to exceed $2,000,000. In February 2007, we increased total commitments to $1,700,000. The Facility is a five-year revolving facility (with a stated maturity date of April 13, 2011) and is secured by substantially all of the assets in Apollo Investment’s portfolio, including cash and cash equivalents. Pricing is set at 100 basis points over LIBOR. The Facility contains affirmative and restrictive covenants, including: (a) periodic financial reporting requirements, (b) maintaining minimum stockholders’ equity of the greater of (i) 40% of the total assets of Apollo Investment and its subsidiaries as at the last day of any fiscal quarter and (ii) the sum of (A) $400,000 plus (B) 25% of the net proceeds from the sale of equity interests in Apollo Investment after the closing date of the Facility, (c) maintaining a ratio of total assets, less total liabilities (other than indebtedness) to total indebtedness, in each case of Apollo Investment and its subsidiaries, of not less than 2.0:1.0, (d) maintaining minimum liquidity, (e) limitations on the incurrence of additional indebtedness, (f) limitations on liens, (g) limitations on investments (other than in the ordinary course of Apollo Investment’s business), (h) limitations on mergers and disposition of assets (other than in the normal course of Apollo Investment’s business activities) and (i) limitations on the creation or existence of agreements that permit liens on properties of Apollo Investment’s subsidiaries. In addition to the asset coverage ratio described in clause (c) of the preceding sentence, borrowings under the Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in Apollo Investment’s portfolio. The Facility currently provides for the ability of Apollo Investment to seek additional commitments from lenders in an aggregate amount of up to $300,000. The Facility is used to supplement Apollo Investment’s equity capital to make additional portfolio investments and for other general corporate purposes.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

The average debt outstanding on the credit facility was $1,138,105 and $445,624 for the three months ended June 30, 2008 and 2007, respectively. The weighted average annual interest cost for the three months ended June 30, 2008 was 4.67%, exclusive of 0.23% for commitment fees and for other prepaid expenses related to establishing the credit facility. The weighted average annual interest cost for the three months ended June 30, 2007 was 5.94%, exclusive of 0.91% for commitment fees and for other prepaid expenses related to establishing the Facility. This weighted average annual interest cost reflects the average interest cost for all borrowings, including EURIBOR, CAD LIBOR, GBP LIBOR and USD LIBOR. The maximum amount borrowed during the three months ended June 30, 2008 and 2007 was $1,647,243 and $791,384, respectively, at value. The remaining capacity under the facility was $734,311 at June 30, 2008. At June 30, 2008, the Company was in compliance with all financial and operational covenants required by the Facility.

Note 13. Commitments and Contingencies

The Company has the ability to issue standby letters of credit through its revolving credit facility. As of June 30, 2008 and June 30, 2007, the Company had issued through JPMorgan Chase Bank, N.A. standby letters of credit totaling $14,435 and $0, respectively.

On May 20, 2008, the Company provided a $90,000 commitment to Clothesline Holdings, Inc. and Clothesline Acquisition Corporation (entities owned and controlled by Lehman Brothers Merchant Banking Partners IV L.P.) to purchase a tranche of senior subordinated notes to fund a portion of the acquisition by way of merger (the “Acquisition”) of Angelica Corporation (“Angelica”). On July 29, 2008, Angelica’s shareholders approved the Acquisition. On August 4, 2008, the transaction closed and we invested $60,000 in senior subordinated notes and $6,000 in common equity. An additional $25,000 of senior subordinated notes were syndicated to a third party.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Apollo Investment Corporation

We have reviewed the accompanying statements of assets and liabilities of Apollo Investment Corporation (the “Company”) as of June 30, 2008 and March 31, 2008, including the schedules of investments, the related statements of operations for the three month periods ended June 30, 2008 and June 30, 2007, and of cash flows for the three month periods ended June 30, 2008 and June 30, 2007 and the statements of changes in net assets for the three month period ended June 30, 2008 and for the year ended March 31, 2008. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities as of March 31, 2008, and the related statements of operations, of cash flows and of changes in net assets for the year then ended, and in our report dated May 28, 2008 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of assets and liabilities as of March 31, 2008, is fairly stated in all material respects in relation to the financial statements from which it has been derived.

PricewaterhouseCoopers LLP

New York, New York

August 6, 2008

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

OVERVIEW

Apollo Investment was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a BDC under the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended. Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. Apollo Investment commenced operations on April 8, 2004 upon completion of its initial public offering that raised $870 million in net proceeds selling 62 million shares of its common stock at a price of $15.00 per share. Since then, and through June 30, 2008, we have raised approximately $1.4 billion in net proceeds from additional offerings of common stock.

Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make.

As a business development company, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Pursuant to rules adopted in 2006, the SEC expanded the definition of “eligible portfolio company” to include certain public companies that do not have any securities listed on a national securities exchange. The SEC recently adopted an additional new rule under the 1940 Act to expand the definition of “eligible portfolio company” to include companies whose securities are listed on a national securities exchange but whose market capitalization is less than $250 million. This new rule became effective July 21, 2008.

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

Portfolio and Investment Activity

During the three months ended June 30, 2008, we invested $184.7 million, across 6 new and 8 existing portfolio companies. This compares to investing $738.6 million in 13 new and 5 existing portfolio companies for the three months ended June 30, 2007. Investments sold or prepaid during the three months ended June 30, 2008 totaled $89.1 million versus $346.9 million for the three months ended June 30, 2007.

At June 30, 2008, our net portfolio consisted of 74 portfolio companies and was invested 23% in senior secured loans, 54% in subordinated debt, 7% in preferred equity and 16% in common equity and warrants versus 64 portfolio companies invested 22% in senior secured loans, 56% in subordinated debt, 6% in preferred equity and 16% in common equity and warrants at June 30, 2007.

The weighted average yields on our senior secured loan portfolio, subordinated debt portfolio and total debt portfolio at our current cost basis were 9.7%, 12.9% and 12.0%, respectively, at June 30, 2008. At June 30, 2007, the yields were 13.1%, 11.9%, and 12.8%, respectively.

Since the initial public offering of Apollo Investment Corporation in April 2004 and through June 30, 2008, total invested capital exceeds $5.3 billion in 118 portfolio companies. Over the same period, Apollo Investment has also completed transactions with 81 different financial sponsors.

Senior secured loans and European mezzanine loans typically accrue interest at variable rates determined on the basis of a benchmark: LIBOR, EURIBOR, GBP LIBOR, or the prime rate, with stated maturities at origination that typically range from 5 to 10 years. While subordinated debt issued within the United States will typically accrue interest at fixed rates, some of these investments may include zero-coupon, PIK and/or step bonds that accrue income on a constant yield to call or maturity basis. At June 30, 2008, 60% or $1.7 billion of our interest-bearing investment portfolio is fixed rate debt and 40% or $1.1 billion is floating rate debt. At June 30, 2007, 66% or $1.6 billion of our interest-bearing investment portfolio was fixed rate debt and 34% or $830.7 million was floating rate debt.

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

Valuation of Portfolio Investments

Under procedures established by our Board of Directors, we value investments, including certain subordinated debt, senior secured debt and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations (unless they are deemed not to represent fair value). We typically obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker or a primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. From time to time, we may also utilize independent third party valuation firms to assist us in determining fair value if and when such market quotations are deemed not to represent fair value. Investments purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates value. Debt and equity securities that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of our Board of Directors. Such determination of fair values may involve subjective judgments and estimates.

With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, our Board of Directors has approved a multi-step valuation process each quarter, as described below:

1)	our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of our Investment Adviser responsible for the portfolio investment;

2)	preliminary valuation conclusions are then documented and discussed with senior management of our Investment Adviser;

3)	independent valuation firms engaged by our Board of Directors conduct independent appraisals and review the Investment Adviser’s preliminary valuations and make their own independent assessment;

4)	the audit committee of our Board of Directors reviews and discusses the preliminary valuation of our Investment Adviser and that of the independent valuation firms; and

5)	the Board of Directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of our investment adviser, the respective independent valuation firm and the audit committee.

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, the principal market and enterprise values, among other factors.

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. We have adopted this statement on a prospective basis beginning in the quarter ended June 30, 2008. Adoption of this statement did not have a material effect on our financial statements for the quarter ended June 30, 2008.

SFAS No. 157 classifies the inputs used to measure these fair values into the following hierarchy:

Level 1: Quoted prices in active markets for identical assets or liabilities, accessible by the Company at the measurement date.

Level 2: Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices.

Level 3: Unobservable inputs for the asset or liability.

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment.

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

RESULTS OF OPERATIONS

Results comparisons are for the three months ended June 30, 2008 and June 30, 2007.

Investment Income

For the three months ended June 30, 2008 and June 30, 2007, gross investment income totaled $91.0 million and $88.9 million, respectively. The increase in gross investment income for the three months ended June 30, 2008 was primarily due to the growth of our investment portfolio as compared to the previous period. Origination, closing and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans.

Expenses

Net expenses totaled $44.6 million and $34.2 million, respectively, for the three months ended June 30, 2008 and June 30, 2007, of which $11.6 million and $10.8 million, respectively, were performance-based incentive fees and $13.9 million and $7.6 million, respectively, were interest and other credit facility expenses. Net expenses exclusive of performance-based incentive fees and interest and other credit facility expenses for the three months ended June 30, 2008 and June 30, 2007 were $19.2 million and $15.7 million, respectively. Of these expenses, general and administrative expenses totaled $3.1 million and $2.8 million, respectively, for the three months ended June 30, 2008 and 2007. Expenses consist of base investment advisory and management fees, insurance expenses, administrative services fees, professional fees, directors’ fees, audit and tax services expenses, and other general and administrative expenses. The increases in net expenses from the three month period ended June 30, 2007 to the three month period ended June 30, 2008 were primarily related to increases in base management fees and other general and administrative expenses from the growth of our investment portfolio as compared to the previous periods.

Net Investment Income

The Company’s net investment income totaled $46.3 million and $54.8 million or $0.35 per share and $0.53 per share, respectively, for the three months ended June 30, 2008 and June 30, 2007.

Net Realized Gains (Losses)

The Company had investment sales and prepayments totaling $89.1 million and $346.9 million, respectively, for the three months ended June 30, 2008 and 2007. Net realized losses for the three months ended June 30, 2008 and June 30, 2007 were $29.8 million and $20.7 million, respectively. During the three months ended June 30, 2008, losses were derived primarily from the sale of American Asphalt which realized a loss of $26.0 million, reversing an unrealized loss of $25.4 million as of March 31, 2008.

Net Unrealized Appreciation (Depreciation) on Investments, Cash Equivalents and Foreign Currencies

For the three months ended June 30, 2008 the Company recognized net unrealized appreciation on its investments, cash equivalents, foreign currencies and other assets and liabilities totaling $55.3 million. For the three months ended June 30, 2007, net unrealized appreciation on the Company’s investments, cash equivalents, foreign currencies and other assets and liabilities increased $143.7 million. At June 30, 2008, net unrealized depreciation totaled $141.8 million versus net unrealized appreciation of $235.9 million at June 30, 2007.

Net Increase (Decrease) in Net Assets From Operations

For the three months ended June 30, 2008, the Company had a net increase in net assets resulting from operations of $71.8 million. For the three months ended June 30, 2007 the Company had a net increase in net assets resulting from operations of $177.7 million. The net increase in net assets from operations per share was $0.55 for the three months ended June 30, 2008. For the three months ended June 30, 2007, the net increase in net assets from operations per share was $1.72.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and available through periodic follow-on equity offerings, through its senior secured, multi-currency $1.7 billion, five-year, revolving credit facility maturing in April 2011, through investments in special purpose entities in which we hold and finance particular investments on a non-recourse basis, as well as from cash flows from operations, investment sales and prepayments of senior and subordinated loans and income earned from investments and cash equivalents. At June 30, 2008, the Company has $0.97 billion in borrowings outstanding and $0.73 billion remaining unused. In the future, the Company may raise additional equity or debt capital off its shelf registration or may securitize a portion of its investments among other considerations. The primary use of funds will be investments in portfolio companies, cash distributions to our stockholders and for other general corporate purposes. On May 16, 2008, the Company closed on its most recent follow-on public equity offering of 22.3 million shares of common stock at $17.11 per share raising approximately $369.6 million in net proceeds.

	Payments due by Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Revolving Credit Facility (1)	$966	$—	$966	$—	$—

(1)	At June 30, 2008, $734 million remained unused under our senior secured revolving credit facility. Pricing of our credit facility is 100 basis points over LIBOR.

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

Off-Balance Sheet Arrangements

The Company has the ability to issue standby letters of credit through its revolving credit facility. As of June 30, 2008 and June 30, 2007, the Company had issued through JPMorgan Chase Bank, N.A. standby letters of credit totaling $14,435 and $0, respectively.

On May 20, 2008, the Company provided a $90 million commitment to Clothesline Holdings, Inc. and Clothesline Acquisition Corporation (entities owned and controlled by Lehman Brothers Merchant Banking Partners IV L.P.) to purchase a tranche of senior subordinated notes to fund a portion of the acquisition by way of merger (the “Acquisition”) of Angelica Corporation (“Angelica”). The Acquisition is subject to certain conditions including the required approval of the Acquisition by Angelica’s shareholders. The Company’s commitment expires on the earlier of (i) the closing of the Acquisition, (ii) the abandonment or the termination of the Acquisition or (iii) 5:00 p.m. on September 30, 2008.

AIC Credit Opportunities Fund LLC. We own all of the common member interests in AIC Credit Opportunity Fund LLC, (“AIC Holdco”) which was formed for the purpose of holding various financed investments. Effective in June 2008, we invested $39,500 in a special purpose entity wholly owned by AIC Holdco, AIC (FDC) Holdings LLC (“Apollo FDC”), which was used to purchase a Junior Profit-Participating Note due 2013 in principal amount of $39,500 (the “Junior Note”) from Apollo I Trust (the “Trust”). The Trust also issued a Senior Floating Rate Note due 2013 (the “Senior Note”) to an unaffiliated third party (“FDC Counterparty”) in principal amount of $39,500 paying interest at Libor plus 1.50%, increasing over time to Libor plus 2.0%. The Trust used the aggregate $79,000 proceeds to acquire $100,000 face value of a senior subordinated interim loan of First Data Corporation (the “ First Data Reference Obligation”). The Junior Note generally entitles Apollo FDC to the net interest and other proceeds due under the FDC Reference Obligation after payment of interest due under the Senior Notes, as described above. In addition, Apollo FDC is entitled to

100% of any realized appreciation in the FDC Reference Obligation and, since the Senior Note is a non-recourse obligation, is exposed up to the amount of equity used by AIC Holdco to fund the purchase of the Junior Note plus any additional margin Apollo decides to post, if any, during the term of the financing.

Through AIC Holdco, effective in June 2008, we also invested $11,375 in a special purpose entity, AIC (TXU) Holdings LLC (“Apollo TXU”) which acquired exposure to $50,000 notional amount of a Libor plus 3.5% senior secured delayed draw term loan of Texas Competitive Electric Holdings (“TXU”) through a non-recourse total return swap with an unaffiliated third party expiring on October 10, 2013 and pursuant to which Apollo TXU pays interest at Libor plus 1.5% and generally receives all proceeds due under the delayed draw term loan of TXU (the “TXU Reference Obligation”). Like Apollo FDC, Apollo TXU is entitled to 100% of any realized appreciation in the TXU Reference Obligation and, since the total return swap is a non-recourse obligation, is exposed up to the amount of equity used by AIC Holdco to fund the investment in the total return swap, plus any additional margin Apollo decides to post, if any, during the term of the financing.

Pursuant to applicable investment company accounting, we do not consolidate AIC Holdco or either of Apollo FDC or Apollo TXU and accordingly only the value of our investments in them is included on our balance sheet. The Senior Note and total return swap are non-recourse to AIC Holdco, its subsidiaries and the Company and have standard events of default including failure to pay contractual amounts when due and failure by each of the underlying Apollo counterparties to provide additional credit support if the value of the FDC Reference Obligation or the TXU Reference Obligation, as applicable, declines below specified levels. The Company may unwind either transaction at any time.

Dividends

Dividends paid to stockholders for the three months ended June 30, 2008 and June 30, 2007 totaled $74.0 million or $0.52 per share versus $52.8 million or $0.51 per share, respectively. Tax characteristics of all dividends will be reported to shareholders on Form 1099 after the end of the calendar year.

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

With respect to the dividends paid to stockholders, income from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies is treated as taxable income and accordingly, distributed to stockholders. For the three months ended June 30, 2008 and June 30, 2007 we received upfront fees totaling $0.0 million and $0.1 million, respectively, which are being amortized into income over the lives of their respective loans to the extent such loans remain outstanding.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. During the three months ended June 30, 2008, many of the loans in our portfolio had floating interest rates. These loans are usually based on a floating LIBO rate and typically have durations of one to six months after which they reset to current market interest rates. As the percentage of our U.S. mezzanine and other subordinated loans increase as a percentage of our total investments, we expect that more of the loans in our portfolio will have fixed rates. Accordingly, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the three months ended June 30, 2008, we did not engage in interest rate hedging activities.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2008 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the first quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings

We, Apollo Investment Management and Apollo Investment Administration are not currently subject to any material pending legal proceedings.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in our most recent Form 10-K filing.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1	Articles of Amendment and Restatement, as amended (1)

3.2	Amended and Restated Bylaws (5)

4.1	Form of Stock Certificate (3)

10.1	Investment Advisory Management Agreement between Registrant and Apollo Investment Management, L.P. (2)

10.1(b)	Supplement to the Investment Advisory Management Agreement between Registrant and Apollo Investment Management, L.P. (5)

10.2	Administration Agreement between Registrant and Apollo Investment Administration, LLC (2)

10.3	Dividend Reinvestment Plan (3)

10.4	Custodian Agreement (3)

10.5	License Agreement between the Registrant and Apollo Management, L.P. (2)

10.6	Form of Transfer Agency and Service Agreement (2)

10.7	Amended and Restated Senior Secured Revolving Credit Agreement (4)

15*	Awareness Letter of Independent Registered Public Accounting Firm

22.1	Proxy Statement (6)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Filed herewith.
(1)	Incorporated by reference from the Registrant’s post-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on August 14, 2006.
(2)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 3 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 1, 2004.
(3)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on March 12, 2004.
(4)	Incorporated by reference from the Registrant’s Form 8-K filed on April 4, 2006.
(5)	Incorporated by reference from the Registrant’s Form 10-K filed on June 12, 2006.
(6)	Incorporated by reference from the Registrant’s 14A filed on July 3, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 6, 2008.

APOLLO INVESTMENT CORPORATION

By:	/s/ JOHN J. HANNAN
John J. Hannan
Chief Executive Officer and Director

By:	/s/ RICHARD L. PETEKA
Richard L. Peteka
Chief Financial Officer and Treasurer