Form 10-Q
period 2008-09-30
APOLLO INVESTMENT CORP
filed 2008-11-05
CIK 1278752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2008

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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of November 3, 2008 was 142,221,335.

APOLLO INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Apollo Investment”, “Company”, “AIC”, “Fund”, “we”, “us” and “our” refer to Apollo Investment Corporation unless the context otherwise states.

Item 1.	Financial Statements

APOLLO INVESTMENT CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share amounts)

	September 30, 2008 (unaudited)	March 31, 2008
Assets
Non-controlled/non-affiliated investments, at value (cost—$3,288,014 and $3,139,047, respectively)	$2,930,703	$2,986,556
Controlled investments, at value (cost—$310,297 and $247,400, respectively)	261,795	246,992
Cash equivalents, at value (cost—$0 and $404,063, respectively)	—	403,898
Cash	409,086	8,954
Foreign currency (cost—$2,071 and $2,140, respectively)	2,071	2,130
Interest receivable	52,557	46,643
Dividends receivable	32,813	23,024
Prepaid expenses and other assets	4,307	5,896
Receivable from investment adviser	—	231

Total assets	$3,693,332	$3,724,324

Liabilities
Payable for investments and cash equivalents purchased	$44,395	$142,339
Credit facility payable (see notes 7 & 12)	1,657,227	1,639,122
Management and performance-based incentive fees payable (see note 3)	30,476	26,969
Dividends payable	—	9,368
Interest payable	6,600	6,178
Accrued administrative expenses	421	288
Other liabilities and accrued expenses	1,217	2,152

Total liabilities	$1,740,336	$1,826,416

Net Assets
Common stock, par value $.001 per share, 400,000 and 400,000 common shares authorized, respectively, and 142,221 and 119,894 issued and outstanding, respectively	$142	$120
Paid-in capital in excess of par	2,352,883	1,983,795
Undistributed net investment income (see note 2f)	—	24,959
Distributions in excess of net investment income (see note 2f)	(20,147)	—
Accumulated net realized gain (see note 2f)	26,342	86,136
Net unrealized depreciation	(406,224)	(197,102)

Total Net Assets	$1,952,996	$1,897,908

Total liabilities and net assets	$3,693,332	$3,724,324

Net Asset Value Per Share	$13.73	$15.83

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share amounts)

	Three months ended		Six months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
INVESTMENT INCOME:
From non-controlled/non-affiliated investments:
Interest	$90,225	$79,069	$175,200	$153,619
Dividends	3,776	3,341	7,111	7,367
Other income	3,276	1,401	3,473	1,721
From controlled investments:
Dividends	6,270	2,258	8,722	2,308
Other income	—	—	—	10,000

Total Investment Income	103,547	86,069	194,506	175,015

EXPENSES:
Management fees (see note 3)	$16,354	$14,850	$32,376	$27,846
Performance-based incentive fees (see note 3)	14,123	(7,357)	25,701	3,478
Interest and other credit facility expenses	14,404	15,121	28,321	22,727
Administrative services expense	855	693	2,723	2,154
Other general and administrative expenses	1,366	1,225	2,713	2,576

Total expenses	47,102	24,532	91,834	58,781
Expense offset arrangement (see note 8)	(46)	(86)	(132)	(147)

Net expenses	47,056	24,446	91,702	58,634

Net investment income	$56,491	$61,623	$102,804	$116,381

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS AND FOREIGN CURRENCIES:
Net realized gain (loss):
Investments and cash equivalents	$(33,171)	$(1,210)	$(62,401)	$(18,210)
Foreign currencies	3,195	304	2,607	(3,439)

Net realized loss	(29,976)	(906)	(59,794)	(21,649)

Net change in unrealized gain (loss):
Investments and cash equivalents	(307,592)	(56,237)	(252,703)	93,686
Foreign currencies	43,125	(27,656)	43,581	(33,872)

Net change in unrealized gain (loss)	(264,467)	(83,893)	(209,122)	59,814

Net realized and unrealized gain from investments, cash equivalents and foreign currencies	(294,443)	(84,799)	(268,916)	38,165

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(237,952)	$(23,176)	$(166,112)	$154,546

EARNINGS (LOSS) PER SHARE (see note 5)	$(1.67)	$(0.22)	$(1.21)	$1.47

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except shares)

	Six months ended September 30, 2008 (unaudited)	Year ended March 31, 2008
Increase (Decrease) in net assets from operations:
Net investment income	$102,804	$201,606
Net realized gains (losses)	(59,794)	54,300
Net change in unrealized gain (loss)	(209,122)	(289,344)

Net decrease in net assets resulting from operations	(166,112)	(33,438)

Dividends and distributions to stockholders:	(147,910)	(230,889)

Capital share transactions:
Net proceeds from shares sold	369,589	285,545
Less offering costs	(479)	(461)
Reinvestment of dividends	—	27,403

Net increase in net assets from capital share transactions	369,110	312,487

Total increase in net assets:	55,088	48,160
Net assets at beginning of period	1,897,908	1,849,748

Net assets at end of period	$1,952,996	$1,897,908

Capital share activity
Shares sold	22,327,500	14,950,000
Shares issued from reinvestment of dividends	—	1,436,069

Net increase in capital share activity	22,327,500	16,386,069

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six months ended
	September 30, 2008	September 30, 2007
Cash Flows from Operating Activities:
Net Increase (Decrease) in Net Assets Resulting from Operations	$(166,112)	$154,546
Adjustments to reconcile net increase (decrease):
Purchase of investment securities	(385,734)	(1,241,906)
Proceeds from disposition of investment securities	111,504	495,590
Increase (decrease) from foreign currency transactions	2,127	(3,439)
Increase in interest and dividends receivable	(15,703)	(15,582)
Decrease (increase) in prepaid expenses and other assets	1,820	(375)
Increase (decrease) in management and performance-based incentive fees payable	3,507	(17,105)
Increase in interest payable	422	2,674
Increase (decrease) in accrued expenses	(780)	848
Decrease in payable for investments and cash equivalents purchased	(97,965)	(267,013)
Increase in receivables for securities sold	—	28,248
Net change in unrealized depreciation (appreciation) on investments, cash equivalents, foreign currencies and other assets and liabilities	209,122	(59,814)
Net realized loss on investments and cash equivalents	59,793	21,649

Net Cash Used by Operating Activities	$(277,999)	$(901,679)

Cash Flows from Financing Activities:
Net proceeds from the issuance of common stock	$369,589	$285,545
Offering costs from the issuance of common stock	(479)	(823)
Dividends paid in cash	(157,278)	(88,797)
Borrowings under credit facility	1,247,835	1,724,288
Repayments under credit facility	(1,185,503)	(1,416,357)

Net Cash Provided by Financing Activities	$274,164	$503,856

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(3,835)	$(397,823)
Effect of exchange rates on cash balances	9	47
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD*	$414,983	$1,097,952

CASH AND CASH EQUIVALENTS, END OF PERIOD*	$411,157	$700,176

Non-cash financing activities consist of the reinvestment of dividends totaling $0 and $18,020, respectively (in thousands).

*	Inclusive of foreign currencies.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited)

September 30, 2008

(in thousands)

Investments in Non-Controlled/Non-Affiliated Portfolio Companies	Industry	Par Amount*	Cost	Fair Value (1)
Subordinated Debt/Corporate Notes—93.1%
AB Acquisitions UK Topco 2 Limited (Alliance Boots), GBP L+650, 7/9/17	Retail	£38,828	$75,567	$55,886
Advanstar, Inc., L+700, 11/30/15	Media	$23,241	23,241	15,688
Advantage Sales & Marketing, Inc., 12.00%, 3/29/14	Grocery	31,564	31,093	31,564
Allied Security Holdings LLC, 13.75%, 8/21/15	Business Services	20,000	19,604	19,200
AMH Holdings II, Inc. (Associated Materials), 13.625%, 12/1/14 ¿	Building Products	51,226	50,452	40,981
Angelica Corporation, 15.00%, 2/4/14	Healthcare	60,000	60,000	60,000
Applied Systems, Inc., 12.50%, 9/26/14	Business Services	22,000	21,908	21,450
Arbonne Intermediate Holdco Inc. (Natural Products Group LLC), 13.50%, 6/19/14	Direct Marketing	71,994	71,830	17,999
Babson CLO Ltd., Series 2008-2A Class E, L+975, 7/15/18 ¿	Asset Management	11,000	9,968	7,845
Babson CLO Ltd., Series 2008-1A Class E, L+550, 7/20/18 ¿	Asset Management	10,150	7,145	6,226
BNY ConvergEx Group, LLC, 14.00%, 10/2/14	Business Services	15,457	15,457	14,516
Booz Allen Hamilton Inc., 13.00%, 7/31/16	Consulting Services	43,000	42,575	40,850
Brenntag Holding GmbH & Co. KG, E+700, 12/23/15	Chemicals	€19,425	24,012	22,886
Catalina Marketing Corporation, L+600, 10/1/17	Grocery	$31,959	30,273	26,846
Ceridian Corp., 12.25%, 11/15/15	Diversified Service	50,000	50,000	40,500
Ceridian Corp., 11.25%, 11/15/15	Diversified Service	36,000	35,073	29,250
Cidron Healthcare C S.á.R.L. (Convatec) E+950, 8/1/17	Healthcare	€7,477	11,773	10,503
Collect America, Ltd., 13.50%, 8/5/12 ¿	Consumer Finance	$38,136	37,620	38,136
Delta Educational Systems, Inc., 16.00%, 5/12/13	Education	18,983	18,441	18,983
DSI Renal Inc., 14.00%, 4/7/14	Healthcare	10,508	10,508	10,508
Dura-Line Merger Sub, Inc., 14.00%, 9/22/14	Telecommunications	40,663	39,968	40,663
Energy Future Holdings, 11.25%, 11/1/17	Utilities	25,000	24,482	21,875
Eurofresh, Inc., 0% / 14.50%, 1/15/14 ¿	Agriculture	26,504	23,227	3,446
Eurofresh, Inc., 11.50%, 1/15/13 ¿	Agriculture	50,000	50,000	32,500
European Directories (DH5) B.V., 15.735%, 7/1/16	Publishing	€2,741	3,471	3,176
European Directories (DH7) B.V., E+950, 7/1/15	Publishing	€16,248	20,146	19,970
First Data Corporation, 11.25%, 3/31/16 ¿	Financial Services	$40,000	32,935	29,700
First Data Corporation, 9.875%, 9/24/15 ¿	Financial Services	45,500	39,320	35,812

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2008

(in thousands)

	Industry	Par Amount*	Cost	Fair Value (1)
Subordinated Debt/Corporate Notes—(continued)
FleetPride Corporation, 11.50%, 10/1/14 ¿	Transportation	47,500	47,500	43,700
Fox Acquisition Sub LLC, 13.375%, 7/15/16 ¿	Broadcasting & Entertainment	$25,000	$24,777	$22,219
FPC Holdings, Inc. (FleetPride Corporation), 0% / 14.00%, 6/30/15 ¿	Transportation	37,846	35,712	26,870
General Nutrition Centers, Inc., L+450, 3/15/14	Retail	29,775	29,326	23,820
Goodman Global Inc., 13.50%, 2/15/16	Manufacturing	25,000	25,000	24,125
Hub International Holdings, 10.25%, 6/15/15 ¿	Insurance	25,000	24,119	18,500
HydroChem Holding, Inc., 13.50%, 12/8/14	Environmental	21,606	21,606	21,066
Infor Lux Bond Company (Infor Global), L+800, 9/2/14	Business Services	9,088	9,088	3,294
KAR Holdings, Inc., 10.00%, 5/1/15	Transportation	48,225	44,200	38,218
Language Line Holdings, Inc., 0% / 14.125%, 6/15/13	Business Services	27,678	26,259	25,187
Language Line Inc., 11.125%, 6/15/12	Business Services	27,081	26,887	27,216
Latham Manufacturing Corp., 14.00%, 12/30/12	Leisure Equipment	34,639	34,190	31,175
Laureate Education, Inc., 11.75%, 8/15/17 ¿	Education	53,540	49,495	43,903
LVI Services, Inc., 14.75%, 11/16/12	Environmental	46,386	46,386	46,084
MW Industries, Inc., 13.00%, 5/1/14	Manufacturing	60,000	59,004	60,000
NCO Group Inc., 11.875%, 11/15/14	Consumer Finance	22,630	18,272	17,199
Neff Corp., 10.00%, 6/1/15	Rental Equipment	5,000	5,000	1,588
Nielsen Finance LLC, 0% / 12.50%, 8/1/16	Market Research	61,000	44,446	39,650
OTC Investors Corporation (Oriental Trading Company), 13.50%, 1/31/15	Direct Marketing	26,072	26,072	16,386
Pacific Crane Maintenance Company, L.P., 13.00%, 2/15/14	Machinery	34,000	34,000	34,000
PBM Holdings, Inc., 13.50%, 9/29/13	Beverage, Food & Tobacco	17,723	17,723	16,571
Playpower Holdings Inc., 15.50%, 12/31/12 ¿	Leisure Equipment	77,686	77,686	77,686
Plinius Investments II B.V. (Casema), E+925, 9/13/16	Cable TV	€18,126	23,726	23,757
Pro Mach Merger Sub, Inc., 12.50%, 6/15/12	Machinery	$14,616	14,446	14,616
QHB Holdings LLC (Quality Home Brands), 14.50%, 12/20/13	Consumer Products	47,436	46,702	38,779
Ranpak Holdings, Inc., 15.00%, 12/27/15	Packaging	53,977	53,977	53,977
RSA Holdings Corp. of Delaware (American Safety Razor), 13.50%, 7/31/15	Consumer Products	46,876	46,876	46,876
Serpering Investments B.V. (Casema), E+925, 9/13/16	Cable TV	€16,802	21,318	22,155
The Servicemaster Company, 10.75%, 7/15/15 ¿	Diversified Service	$67,173	60,513	45,006

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2008

(in thousands, except shares)

	Industry	Par Amount*	Cost	Fair Value (1)
Subordinated Debt/Corporate Notes—(continued)
TL Acquisitions, Inc. (Thomson Learning), 0% / 13.25%, 7/15/15 ¿	Education	$72,500	$65,246	$50,387
TL Acquisitions, Inc. (Thomson Learning), 10.50%, 1/15/15 ¿	Education	47,500	46,728	38,237
TP Financing 2, Ltd. (Travelex), GBP L+725, 4/1/15	Financial Services	£12,665	24,645	16,721
US Foodservice, 10.25%, 6/30/17 ¿	Beverage, Food & Tobacco	$30,000	23,525	20,700
US Investigations Services, Inc., 11.75%, 5/1/16 ¿	Diversified Service	14,639	8,785	12,004
US Investigations Services, Inc., 10.50%, 11/1/15 ¿	Diversified Service	9,500	7,892	8,443
Varietal Distribution, 10.25%, 7/15/15	Distribution	15,000	15,000	13,088
Varietal Distribution, 10.75%, 6/30/17	Distribution	21,875	21,267	18,594
WDAC Intermediate Corp., E+600, 11/29/15	Publishing	€43,882	59,455	14,294
Westbrook CLO Ltd., Series 2006-1A, L+370, 12/20/20 ¿	Asset Management	$11,000	6,429	5,115

Total Subordinated Debt/Corporate Notes			$2,153,367	$1,818,165

		Shares
Preferred Equity—2.6%
DSI Holding Company, Inc. (DSI Renal Inc.), 15.00%, 10/7/14	Healthcare	32,500	$31,923	$32,500
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 13.50%, 5/12/14	Education	12,360	11,273	12,360
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 12.50% (Convertible)	Education	3,325	3,325	1,723
LVI Acquisition Corp. (LVI Services, Inc.), 14.00%	Environmental	1,875	1,875	—
Varietal Distribution Holdings, LLC, 8.00%	Distribution	3,097	3,097	3,097

Total Preferred Equity			$51,493	$49,680

Common Equity/Equity Interests—16.8%
AB Capital Holdings LLC (Allied Security)	Business Services	2,000,000	$2,000	$2,000
A-D Conduit Holdings, LLC (Duraline) **	Telecommunications	2,778	2,778	2,750
AHC Mezzanine LLC (Advanstar) **	Media	10,000	10,000	5,800
CA Holding, Inc. (Collect America, Ltd.)	Consumer Finance	25,000	2,500	4,466
CA Holding, Inc. (Collect America, Ltd.)	Consumer Finance	4,294	429	859
Clothesline Holdings, Inc. (Angelica)	Healthcare	6,000	6,000	6,000
Exco Resources, Inc. **	Oil & Gas	1,791,117	34,031	29,231
Explorer Coinvest LLC (Booz Allen)	Consulting Services	430	4,300	4,300

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2008

(in thousands, except shares and warrants)

	Industry	Shares	Cost	Fair Value (1)
Common Equity/Equity Interests—(continued)
FSC Holdings Inc. (Hanley Wood LLC) **	Media	10,000	$10,000	$5,505
Garden Fresh Restaurant Holding, LLC **	Retail	50,000	5,000	5,900
Gray Energy Services, LLC Class H (Gray Wireline) **	Oil & Gas	1,081	2,000	3,640
Gryphon Colleges Corporation (Delta Educational Systems, Inc.) **	Education	175	175	—
GS Prysmian Co-Invest L.P. (Prysmian Cables & Systems) (2,3)	Industrial		—	84,219
Latham International, Inc. (fka Latham Acquisition Corp.) **	Leisure Equipment	33,091	3,309	361
LVI Acquisition Corp. (LVI Services, Inc.) **	Environmental	6,250	625	—
MEG Energy Corp. (4) **	Oil & Gas	1,718,388	44,718	80,812
New Omaha Holdings Co-Invest LP (First Data) **	Financial Services	13,000,000	65,000	65,000
PCMC Holdings, LLC (Pacific Crane) **	Machinery	40,000	4,000	2,718
Prism Business Media Holdings, LLC (Penton Media, Inc.) **	Media	68	14,947	9,934
Pro Mach Co-Investment, LLC **	Machinery	150,000	1,500	3,303
RC Coinvestment, LLC (Ranpak Corp.)	Packaging	50,000	5,000	6,026
Sorenson Communications Holdings, LLC Class A	Consumer Services	454,828	45	5,948
Varietal Distribution Holdings, LLC Class A **	Distribution	28,028	28	—

Total Common Equity and Equity Interests			$218,385	$328,772

		Warrants
Warrants—0.5%
DSI Holdings Company, Inc. (DSI Renal Inc.), Common **	Healthcare	5,011,327	—	$2,428
Fidji Luxco (BC) S.C.A., Common (FCI)(2) **	Electronics	48,769	$491	6,649
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Common **	Education	98	98	—
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class A-1 Preferred **	Education	459	460	616
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class B-1 Preferred **	Education	1,043	1,043	541
Latham International, Inc.	Leisure Equipment	173,848	174	174

Total Warrants			$2,266	$10,408

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2008

(in thousands, except shares)

	Industry	Par Amount*	Cost	Fair Value (1)
2nd Lien Bank Debt/Senior Secured Loans (5)—37.1%
AB Acquisitions UK Topco 2 Limited (Alliance Boots), 7/9/16	Retail	£11,400	$19,710	$17,602
AB Acquisitions UK Topco 2 Limited (Alliance Boots), 7/9/16	Retail	€3,961	5,413	4,820
Advanstar Communications, Inc., 11/30/14	Media	$20,000	20,000	11,500
Asurion Corporation, 7/3/15	Insurance	150,300	148,712	131,512
BNY Convergex Group, LLC, 4/2/14	Business Services	50,000	49,799	43,500
C.H.I. Overhead Doors, Inc., 10/22/11	Building Products	15,000	15,021	12,900
Clean Earth, Inc., 8/1/14	Environmental	25,000	25,000	23,875
Dresser, Inc., 5/4/15	Industrial	61,000	60,919	52,917
Educate, Inc., 6/14/14	Education	10,000	10,000	8,100
Garden Fresh Restaurant Corp., 12/22/11	Retail	26,000	25,840	23,140
Generics International, Inc., 4/30/15	Healthcare	20,000	19,910	17,000
Gray Wireline Service, Inc., 12.25%, 2/28/13	Oil & Gas	77,500	76,914	77,500
HydroChem Industrial Services, Inc., 12/8/14	Environmental	35,100	35,100	34,223
Infor Enterprise Solutions Holdings, Inc., Tranche B-1, 3/2/14	Business Services	5,000	5,000	2,188
Infor Enterprise Solutions Holdings, Inc., 3/2/14	Business Services	15,000	14,845	6,712
Infor Global Solutions European Finance S.á.R.L., 3/2/14	Business Services	€6,210	8,263	3,860
IPC Systems, Inc., 6/1/15	Telecommunications	$37,250	36,239	21,884
Kronos, Inc., 6/11/15	Electronics	60,000	60,000	50,400
Penton Media, Inc., 2/1/14	Media	14,000	10,421	9,380
Quality Home Brands Holdings LLC, 6/20/13	Consumer Products	40,053	39,591	17,023
Ranpak Corp.(6), 12/27/14	Packaging	12,500	12,500	12,500
Ranpak Corp.(7), 12/27/14	Packaging	€5,206	7,584	7,313
Sheridan Holdings, Inc., 6/15/15	Healthcare	$60,000	60,000	48,000
Sorenson Communications, Inc., 2/18/14	Consumer Services	62,103	62,103	58,377
TransFirst Holdings, Inc., 6/15/15	Financial Services	34,750	33,619	27,452

Total 2nd Lien Bank Debt/Senior Secured Loans			$862,503	$723,678

Total Investments in Non-Controlled/Non-Affiliated Portfolio Companies—150.1%			$3,288,014	$2,930,703

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2008

(in thousands)

Investments in Controlled Portfolio Companies	Industry	Shares	Cost	Fair Value (1)
Preferred Equity—3.8%
Grand Prix Holdings, LLC Series A, 12.00% (Innkeepers USA)	Hotels, Motels, Inns & Gaming	2,989,431	$74,736	$74,736

Common Equity/Equity Interests—9.6%
AIC Credit Opportunity Fund LLC (8)	Asset Management		$62,897	$56,037
Grand Prix Holdings, LLC (Innkeepers USA) **	Hotels, Motels, Inns & Gaming	17,335,834	172,664	131,022

Total Common Equity/Equity Interests			$235,561	$187,059

Total Investments in Controlled Portfolio Companies—13.4%			$310,297	$261,795

Total Investments			$3,598,311	$3,192,498

Liabilities in Excess of Other Assets—(63.5%)				(1,239,502)

Net Assets—100.0%				$1,952,996

(1)	Fair value is determined by or under the direction of the Board of Directors of the Company (see Notes 2 and 6).
(2)	Denominated in Euro (€).
(3)	The Company is the sole Limited Partner in GS Prysmian Co-Invest L.P.
(4)	Denominated in Canadian dollars.
(5)	Includes floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the LIBOR (London Inter-bank Offered Rate), EURIBOR (Euro Inter-bank Offered Rate), GBP LIBOR (London Inter-bank Offered Rate for British Pounds), or the prime rate. At September 30, 2008, the range of interest rates on floating rate bank debt was 7.80% to 12.97%.
(6)	Position is held across five US Dollar-denominated tranches with varying yields.
(7)	Position is held across three Euro-denominated tranches with varying yields.
(8)	See Note 6.
(9)	Aggregate gross unrealized appreciation for federal income tax purposes is $148,859; aggregate gross unrealized depreciation for federal income tax purposes is $562,057. Net unrealized depreciation is $413,198 based on a tax cost of $3,605,696.
¿	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
*	Denominated in USD unless otherwise noted.
**	Non-income producing security

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

Industry Classification	Percentage at September 30, 2008
Hotels, Motels, Inns and Gaming	6.4%
Oil & Gas	6.0%
Healthcare	5.9%
Education	5.5%
Financial Services	5.5%
Business Services	5.3%
Insurance	4.7%
Industrial	4.3%
Diversified Service	4.2%
Retail	4.1%
Environmental	3.9%
Leisure Equipment	3.4%
Transportation	3.4%
Consumer Products	3.2%
Manufacturing	2.6%
Packaging	2.5%
Asset Management	2.4%
Telecommunications	2.1%
Consumer Services	2.0%
Consumer Finance	1.9%
Grocery	1.8%
Media	1.8%
Electronics	1.8%
Machinery	1.7%
Building Products	1.7%
Cable TV	1.4%
Consulting Services	1.4%
Market Research	1.2%
Publishing	1.2%
Beverage, Food, & Tobacco	1.2%
Agriculture	1.1%
Distribution	1.1%
Direct Marketing	1.1%
Chemicals	0.7%
Broadcasting & Entertainment	0.7%
Utilities	0.7%
Rental Equipment	0.1%

Total Investments	100.0%

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

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2008

(in thousands)

	Industry	Par Amount*	Cost	Fair Value (1)
Subordinated Debt/Corporate Notes—(continued)
Latham Manufacturing Corp., 14.00%, 12/30/12	Leisure Equipment	$34,467	$33,980	$34,467
Laureate Education, Inc., L+550, 8/15/17	Education	53,540	49,385	47,115
Lexicon Marketing (USA), Inc., 13.25%, 5/11/13***	Direct Marketing	28,482	28,482	—
LVI Services, Inc., 14.50%, 11/16/12	Environmental	45,302	45,302	45,302
MW Industries, Inc., 13.00%, 5/1/14	Manufacturing	60,000	58,946	60,000
Neff Corp., 10.00%, 6/1/15	Rental Equipment	5,000	5,000	2,395
Nielsen Finance LLC, 0% / 12.50%, 8/1/16	Market Research	61,000	41,572	38,926
OTC Investors Corporation (Oriental Trading Company), 13.50%, 1/31/15	Direct Marketing	24,407	24,407	24,407
Pacific Crane Maintenance Company, L.P., 13.00%, 2/15/14	Machinery	34,000	34,000	34,000
PBM Holdings, Inc., 13.50%, 9/29/13	Beverage, Food & Tobacco	17,723	17,723	17,014
Playpower Holdings Inc., 15.50%, 12/31/12 ¿	Leisure Equipment	72,098	72,098	72,098
Plinius Investments II B.V. (Casema), E+925, 9/13/16	Cable TV	€17,701	23,060	26,841
Pro Mach Merger Sub, Inc., 12.50%, 6/15/12	Machinery	$14,598	14,411	14,598
QHB Holdings LLC (Quality Home Brands), 13.50%, 12/20/13	Consumer Products	44,331	43,442	44,331
Ranpak Holdings, Inc., 15.00%, 12/27/15	Packaging	50,125	50,125	50,125
RSA Holdings Corp. of Delaware (American Safety Razor), 13.50%, 7/31/15	Consumer Products	43,817	43,817	43,817
Safety Products Holdings LLC, 11.75%, 1/1/12	Manufacturing	34,043	33,662	34,405
Serpering Investments B.V. (Casema), E+925, 9/13/16	Cable TV	€16,403	20,752	25,014
The Servicemaster Company, L+500, 7/15/15	Diversified Service	$67,173	60,177	51,051
TL Acquisitions, Inc. (Thomson Learning), 0% / 13.25%, 7/15/15 ¿	Education	72,500	61,153	52,109
TL Acquisitions, Inc. (Thomson Learning), 10.50%, 1/15/15 ¿	Education	47,500	46,680	41,681
TP Financing 2, Ltd. (Travelex), GBP L+725, 4/1/15	Financial Services	£11,862	23,047	19,748
US Investigations Services, Inc., 10.50%, 11/1/15 ¿	Diversified Service	$7,500	6,131	6,188
Varietal Distribution, 10.25%, 7/15/15	Distribution	15,000	15,000	14,112
Varietal Distribution, 10.75%, 6/30/17	Distribution	21,875	21,247	19,359
WDAC Intermediate Corp., E+600, 11/29/15	Publishing	€41,611	$55,902	$45,607
Yankee Acquisition Corp., 9.75%, 2/15/17	Retail	$17,000	16,971	13,579
Yankee Acquisition Corp., 8.50%, 2/15/15	Retail	1,915	1,546	1,558

Total Subordinated Debt/Corporate Notes			$2,010,721	$1,852,695

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2008

(in thousands, except shares)

	Industry	Shares	Cost	Fair Value (1)
Preferred Equity—5.6%
DSI Holding Company, Inc. (DSI Renal Inc.), 15.00%, 10/7/14	Healthcare	32,500	$31,875	$32,500
Exco Resources, Inc., 7.00%/9.00% (Convertible)	Oil & Gas	975	9,750	10,871
Exco Resources, Inc., 7.00%/9.00% Hybrid (Convertible)	Oil & Gas	4,025	40,250	44,879
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 13.50%, 5/12/14	Education	12,360	11,180	12,360
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 12.50% (Convertible)	Education	3,325	3,325	1,369
LVI Acquisition Corp. (LVI Services, Inc.), 14.00%	Environmental	1,875	1,875	529
Varietal Distribution Holdings, LLC, 8.00%	Distribution	3,097	3,097	3,097

Total Preferred Equity			$101,352	$105,605

Common Equity/Partnership Interests—15.5%
A-D Conduit Holdings, LLC (Duraline) **	Telecommunications	2,778	$2,778	$3,730
AHC Mezzanine LLC (Advanstar)	Media	10,000	10,000	9,000
CA Holding, Inc. (Collect America, Ltd.)	Consumer Finance	25,000	2,500	3,720
DTPI Holdings, Inc. (American Asphalt & Grading) **	Infrastructure	200,000	2,000	—
FSC Holdings Inc. (Hanley Wood LLC) **	Media	10,000	10,000	10,000
Garden Fresh Restaurant Holding, LLC **	Retail	50,000	5,000	4,832
Gray Energy Services, LLC Class H (Gray Wireline) **	Oil & Gas	1,081	2,000	3,540
Gryphon Colleges Corporation (Delta Educational Systems, Inc.) **	Education	175	175	—
GS Prysmian Co-Invest L.P. (Prysmian Cables & Systems) (2,3)	Industrial		—	93,073
Latham International, Inc. (fka Latham Acquisition Corp.) **	Leisure Equipment	33,091	3,309	1,127
LM Acquisition Ltd. (Lexicon Marketing Inc.) **	Direct Marketing	10,000	10,000	—
LVI Acquisition Corp. (LVI Services, Inc.) **	Environmental	6,250	625	—
MEG Energy Corp. (4) **	Oil & Gas	1,718,388	$44,718	$68,665
New Omaha Holdings Co-Invest LP (First Data)	Financial Services	13,000,000	65,000	65,000
PCMC Holdings, LLC (Pacific Crane)	Machinery	40,000	4,000	3,607
Prism Business Media Holdings, LLC	Media	68	14,947	14,810
Pro Mach Co-Investment, LLC **	Machinery	150,000	1,500	3,303
RC Coinvestment, LLC (Ranpak Corp.)	Packaging	50,000	5,000	5,047
Sorenson Communications Holdings, LLC Class A**	Consumer Services	454,828	45	5,436
Varietal Distribution Holdings, LLC Class A	Distribution	28,028	28	88

Total Common Equity and Partnership Interests			$183,625	$294,778

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
2nd Lien Bank Debt/Senior Secured Loans (5)— 38.1%
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

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2008

(in thousands, except shares)

	Industry	Par Amount*	Cost	Fair Value (1)
2nd Lien Bank Debt/Senior Secured Loans (5)—(continued)
Sorenson Communications, Inc., 2/18/14	Consumer Services	$62,103	$62,103	$60,705
TransFirst Holdings, Inc., 6/15/15	Financial Services	30,500	30,413	23,790

Total 2nd Lien Bank Debt/Senior Secured Loans			$841,257	$721,945

Total Investments in Non-Controlled/Non-Affiliated Portfolio Companies—157.4%			$3,139,047	$2,986,556

Investments in Controlled Portfolio Companies		Shares
Preferred Equity—3.9%
Grand Prix Holdings, LLC Series A, 12.00% (Innkeepers USA)	Hotels, Motels, Inns & Gaming	2,989,431	$74,736	$74,736

Common Equity—9.1%
Grand Prix Holdings, LLC (Innkeepers USA)	Hotels, Motels, Inns & Gaming	17,335,834	$172,664	$172,256

Total Investments in Controlled Portfolio Companies—13.0%			$247,400	$246,992

Total Investments			$3,386,447	$3,233,548

		Par Amount*
Cash Equivalents—21.3%
U.S. Treasury Bill, 1.075%, 6/19/08	Government	$405,000	$404,063	$403,898

Total Investments & Cash Equivalents—191.7% (8)			$3,790,510	$3,637,446
Total Investments & Cash Equivalents—191.7% (8)			$3,790,510	$3,637,446
Liabilities in Excess of Other Assets—(91.7%)				(1,739,538)

Net Assets—100.0%				$1,897,908

(1)	Fair value is determined by or under the direction of the Board of Directors of the Company (see Note 2).
(2)	Denominated in Euro (€).
(3)	The Company is the sole Limited Partner in GS Prysmian Co-Invest L.P.
(4)	Denominated in Canadian dollars.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2008

(5)	Includes floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the LIBOR (London Inter-bank Offered Rate), EURIBOR (Euro Inter-bank Offered Rate), GBP LIBOR (London Inter-bank Offered Rate for British Pounds), or the prime rate. At March 31, 2008, the range of interest rates on floating rate bank debt was 7.67%—12.38%.
(6)	Position is held across five US Dollar-denominated tranches with varying yields.
(7)	Position is held across three Euro-denominated tranches with varying yields.
(8)	Aggregate gross unrealized appreciation for federal income tax purposes is $160,652; aggregate gross unrealized depreciation for federal income tax purposes is $321,299. Net unrealized depreciation is $160,647 based on a tax cost of $3,798,093.
¿	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
*	Denominated in USD unless otherwise noted.
**	Non-income producing security
***	Non-accrual status

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

Industry Classification	Percentage at March 31, 2008
Hotels, Motels, Inns and Gaming	7.6%
Financial Services	7.0%
Oil & Gas	6.4%
Education	5.7%
Business Services	5.0%
Industrial	4.6%
Retail	4.4%
Insurance	4.0%
Diversified Service	3.9%
Environmental	3.9%
Consumer Products	3.7%
Manufacturing	3.7%
Transportation	3.6%
Healthcare	3.5%
Leisure Equipment	3.3%
Building Products	2.9%
Packaging	2.3%
Publishing	2.2%
Telecommunications	2.2%
Media	2.2%
Consumer Services	2.0%
Direct Marketing	1.9%
Grocery	1.8%
Machinery	1.7%
Cable TV	1.6%
Electronics	1.6%
Agriculture	1.3%
Consumer Finance	1.2%
Market Research	1.2%
Distribution	1.1%
Utilities	0.8%
Chemicals	0.8%
Beverage, Food, & Tobacco	0.5%
Infrastructure	0.3%
Rental Equipment	0.1%

Total Investments	100.0%

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

The significant accounting policies consistently followed by Apollo Investment are:

(a)	Security transactions are accounted for on the trade date;

(b)	Under procedures established by our Board of Directors, we value investments, including certain subordinated debt, senior secured debt and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations (unless they are deemed not to represent fair value). We typically obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker or a primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. From time to time, we may also utilize independent third party valuation firms to assist us in determining fair value if and when such market quotations are deemed not to represent fair value. Investments maturing in 60 days or less are valued at cost plus accreted discount, or minus amortized premium, which approximates value. Debt and equity securities that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of our Board of Directors. Such determination of fair values may involve subjective judgments and estimates.

With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, our Board of Directors has approved a multi-step valuation process each quarter, as described below:

1)	our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of our Investment Adviser, Apollo Investment Management, L.P. (“AIM”), responsible for the portfolio investment;

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

2)	preliminary valuation conclusions are then documented and discussed with senior management of our Investment Adviser;

3)	independent valuation firms engaged by our Board of Directors conduct independent appraisals and review the Investment Adviser’s preliminary valuations and make their own independent assessment;

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

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. We adopted this statement for our first fiscal quarter ended June 30, 2008.

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

(c)	Gains or losses on the sale of investments are calculated by using the specific identification method.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

(d)	Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination and/or commitment fees associated with debt investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination and/or commitment fees are recorded as interest income. Structuring fees are recorded as other income when earned.

(e)	Apollo Investment intends to comply with the applicable provisions of the Internal Revenue Code of 1986, as amended, pertaining to regulated investment companies to make distributions of taxable income sufficient to relieve it from substantially all Federal income taxes. Apollo Investment, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. Apollo Investment will accrue excise tax on estimated excess taxable income as required.

(f)	Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from accounting principles generally accepted in the United States of America.

(g)	Dividends and distributions to common stockholders are recorded as of record date. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed or deemed distributed at least annually.

(h)	In accordance with Regulation S-X and the AICPA Audit and Accounting Guide for Investment Companies, the Company does not consolidate its interest in any company other than in investment company subsidiaries and controlled operating companies substantially all of whose business consists of providing services to the Company. Consequently, the Company does not consolidate special purpose entities through which it holds investments subject to financing with third parties. See note 6.

(i)	The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included with the net realized and unrealized gain or loss from investments. The Company’s investments in foreign securities may involve certain risks such as foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments and therefore the earnings of the Company.

(j)	The Company may enter into forward exchange contracts in order to hedge against foreign currency risk. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled.

(k)	The Company records origination expenses related to its multi-currency revolving credit facility as prepaid assets. These expenses are deferred and amortized using the straight-line method over the stated life of the facility.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

(l)	The Company records registration expenses related to Shelf filings as prepaid assets. These expenses are charged as a reduction of capital upon utilization, in accordance with the AICPA Audit and Accounting Guide for Investment Companies.

(m)	Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, are likely to remain current.

(n)	In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes. FIN 48 was effective for financial statements issued for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation requires recognition of the impact of a tax position if that position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In addition, FIN 48 provides measurement guidance whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The adoption of FIN 48 did not have a material impact on the Company’s financial condition or results of operations. If the tax law requires interest and/or penalties to be paid on an underpayment of income taxes, interest and penalties will be classified as income taxes on our financial statements, if applicable.

(o)	In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB No. 115. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value. This statement applies to all reporting entities, and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. This statement was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company did not elect fair value measurement for assets or liabilities other than portfolio investments, which are already measured at fair value, therefore, the adoption of this statement did not impact the Company’s consolidated financial position or its results of operations.

Note 3. Agreements

Apollo Investment has an Investment Advisory and Management Agreement with the Investment Adviser, AIM, under which the Investment Adviser, subject to the overall supervision of Apollo Investment’s Board of Directors, will manage the day-to-day operations of, and provide investment advisory services to, Apollo Investment. For providing these services, the Investment Adviser receives a fee from Apollo Investment, consisting of two components—a base management fee and an incentive fee. The base management fee is determined by taking the average value of Apollo Investment’s gross assets at the end of the two most recently completed calendar quarters calculated at an annual rate of 2.00%. The incentive fee has two parts, as follows: one part is calculated and payable quarterly in arrears based on Apollo Investment’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

(other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus Apollo Investment’s operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income does not include any realized capital gains computed net of all realized capital losses and unrealized capital depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of Apollo Investment’s net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7% annualized). Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 2% base management fee. Apollo Investment pays the Investment Adviser an incentive fee with respect to Apollo Investment’s pre-incentive fee net investment income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which Apollo Investment’s pre-incentive fee net investment income does not exceed the hurdle rate; (2) 100% of Apollo Investment’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter; and (3) 20% of the amount of Apollo Investment’s pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are appropriately pro rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Management Agreement, as-of the termination date), commencing on December 31, 2004, and will equal 20% of Apollo Investment’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser.

For the three and six months ended September 30, 2008, the Investment Adviser received $16,354 and $32,376, respectively, in base investment advisory and management fees and $14,123 and $25,701, respectively, in performance-based incentive fees from Apollo Investment. For the three and six months ended September 30, 2007, the Investment Adviser received $14,850 and $27,846, respectively, in base investment advisory and management fees and $10,853 and $23,972, respectively, in performance-based incentive fees from Apollo Investment. In addition, Apollo Investment accrued ($18,210) and ($20,494) in performance-based incentive fees for the three and six months ended September 30, 2007, respectively.

Apollo Investment has also entered into an Administration Agreement with Apollo Investment Administration, LLC (the “Administrator”) under which the Administrator provides administrative services for Apollo Investment. For providing these services, facilities and personnel, Apollo Investment reimburses the Administrator for Apollo Investment’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and Apollo Investment’s allocable portion of its chief financial officer and chief compliance officer and their respective staffs. The Administrator will also provide, on Apollo Investment’s behalf, managerial assistance to those portfolio companies to which Apollo Investment is required to provide such assistance.

For the three and six months ended September 30, 2008, the Administrator was reimbursed $434 and $2,302, respectively, from Apollo Investment on the $855 and $2,723, respectively, of expenses accrued under the Administration Agreement. For the three and six months ended September 30, 2007, the Administrator was reimbursed $465 and $1,873, respectively, from Apollo Investment on the $693 and $2,154, respectively, of expenses accrued under the Administration Agreement.

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

Note 4. Net Asset Value Per Share

At September 30, 2008, the Company’s total net assets and net asset value per share were $1,952,996 and $13.73, respectively. This compares to total net assets and net asset value per share at March 31, 2008 of $1,897,908 and $15.83, respectively.

Note 5. Earnings (Loss) Per Share

The following information sets forth the computation of basic and diluted earnings (loss) per share for the three and six months ended September 30, 2008 and September 30, 2007, respectively:

	Three months ended		Six months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Numerator for increase (decrease) in net assets per share:	$(237,952)	$(23,176)	$(166,112)	$154,546
Denominator for basic and diluted weighted average shares:	142,221,335	106,032,306	136,730,966	104,783,368
Basic and diluted earnings (loss) per share:	$(1.67)	$(0.22)	$(1.21)	$1.47

Note 6. Investments

AIC Credit Opportunities Fund LLC—We own all of the common member interests in AIC Credit Opportunity Fund LLC (“AIC Holdco”), which was formed for the purpose of holding various financed investments. Effective in June 2008, we invested $39,500 in a special purpose entity wholly owned by AIC Holdco, AIC (FDC) Holdings LLC (“Apollo FDC”), which was used to purchase a Junior Profit-Participating Note due 2013 in principal amount of $39,500 (the “Junior Note”) from Apollo I Trust (the “Trust”). The Trust also issued a Senior Floating Rate Note due 2013 (the “Senior Note”) to an unaffiliated third party (“FDC Counterparty”) in principal amount of $39,500 paying interest at Libor plus 1.50%, increasing over time to Libor plus 2.0%. The Trust used the aggregate $79,000 proceeds to acquire $100,000 face value of a senior subordinated interim loan of First Data Corporation (the “FDC Reference Obligation”) due 2016 and paying interest at 11.25% per year. The Junior Note generally entitles Apollo FDC to the net interest and other proceeds

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

due under the FDC Reference Obligation after payment of interest due under the Senior Notes, as described above. In addition, Apollo FDC is entitled to 100% of any realized appreciation in the FDC Reference Obligation and, since the Senior Note is a non-recourse obligation, is exposed up to the amount of equity used by AIC Holdco to fund the purchase of the Junior Note plus any additional margin Apollo decides to post, if any, during the term of the financing.

Through AIC Holdco, effective in June 2008, we invested $11,375 in a special purpose entity wholly owned by AIC Holdco, AIC (TXU) Holdings LLC (“Apollo TXU”), which acquired exposure to $50,000 notional amount of a Libor plus 3.5% senior secured delayed draw term loan of Texas Competitive Electric Holdings (“TXU”) due 2014 through a non-recourse total return swap with an unaffiliated third party expiring on October 10, 2013 and pursuant to which Apollo TXU pays interest at Libor plus 1.5% and generally receives all proceeds due under the delayed draw term loan of TXU (the “TXU Reference Obligation”). Like Apollo FDC, Apollo TXU is entitled to 100% of any realized appreciation in the TXU Reference Obligation and, since the total return swap is a non-recourse obligation, is exposed up to the amount of equity used by AIC Holdco to fund the investment in the total return swap, plus any additional margin we decide to post, if any, during the term of the financing.

Through AIC Holdco, effective in September 2008, we invested $10,022 equivalent, in a special purpose entity wholly owned by AIC Holdco, AIC (Boots) Holdings, LLC (“Apollo Boots”), which acquired €23,383 and £12,465 principal amount of senior term loans of AB Acquisitions Topco 2 Limited, a holding company for the Alliance Boots group of companies (the “Boots Reference Obligations”), out of the proceeds of our investment and a multicurrency $40,876 equivalent non-recourse loan to Apollo Boots (the “Acquisition Loan”) by an unaffiliated third party that matures in September 2013 and pays interest at LIBOR plus 1.25% or, in certain cases, the higher of the Federal Funds Rate plus 0.50% or the lender’s prime-rate. The Boots Reference Obligations pay interest at the rate of LIBOR plus 3% per year and mature in June 2015.

Pursuant to applicable investment company accounting, we do not consolidate AIC Holdco or its wholly owned subsidiaries and accordingly only the value of our investment in AIC Holdco is included on our balance sheet. The Senior Note, total return swap and Acquisition Loan are non-recourse to AIC Holdco, its subsidiaries and us and have standard events of default including failure to pay contractual amounts when due and failure by each of the underlying Apollo special purpose entities to provide additional credit support, sell assets or prepay a portion of its obligations if the value of the FDC Reference Obligation, the TXU Reference Obligation or the Boots Reference Obligation, as applicable, declines below specified levels. We may unwind any of these transactions at any time without penalty.

Investments and cash equivalents consisted of the following as of September 30, 2008 and March 31, 2008.

	September 30, 2008		March 31, 2008
	Cost	Fair Value	Cost	Fair Value
Subordinated Debt/Corporate Notes	$2,153,367	$1,818,165	$2,010,721	$1,852,695
Preferred Equity	$126,229	$124,416	176,088	180,341
Common Equity/Equity Interests	$453,946	$515,831	356,289	467,034
Warrants	$2,266	$10,408	2,092	11,533
Bank Debt/Senior Secured Loans	$862,503	$723,678	841,257	721,945
Cash Equivalents	$—	$—	404,063	403,898

Totals	$3,598,311	$3,192,498	$3,790,510	$3,637,446

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

At September 30, 2008, our investments and cash equivalents were categorized as follows in the fair value hierarchy for SFAS No. 157 purposes:

		Fair Value Measurement at Reporting Date Using:
Description	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Equivalents	$—	$—	$—	$—
Total Investments	$3,192,498	$—	$—	$3,192,498

Total Investments and Cash Equivalents	$3,192,498	$—	$—	$3,192,498

The following chart shows the components of change in our investments and cash equivalents categorized as Level 3, for the six months ended September 30, 2008.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning Balance, March 31, 2008	$3,233,548
Total realized gains/losses included in earnings	(62,367)
Total unrealized gains/losses included in earnings	(252,913)
Purchases, including capitalized PIK interest (1)	385,734
Sales	(111,504)
Transfer in and/or out of Level 3	—

Ending Balance, September 30, 2008	$3,192,498

The amount of total gains/(losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains/(losses) on investments in our Statement of Operations.	$(316,004)

(1)	Includes amortization of approximately $17,169

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Note 7. Foreign Currency Transactions and Translations

At September 30, 2008, the Company had outstanding non-US borrowings on its $1,700,000 multicurrency revolving credit facility denominated in euros, pounds sterling, and Canadian dollars. Unrealized appreciation (depreciation) on these outstanding borrowings is indicated in the table below:

Foreign Currency	Local Currency		Original Borrowing Cost	Current Value	Reset Date	Unrealized Appreciation (Depreciation)
British Pound		£10,000	19,916	17,825	10/03/2008	2,091
Euro		€3,500	5,513	4,916	10/03/2008	597
British Pound		£35,700	72,891	63,633	10/07/2008	9,258
British Pound		£2,000	3,928	3,565	10/16/2008	363
Euro		€1,000	1,463	1,405	10/20/2008	58
Euro		€112,000	150,802	157,321	10/28/2008	(6,519)
Euro		€7,000	10,522	9,833	11/12/2008	689
Canadian Dollar	C$	17,000	16,096	15,989	11/13/2008	107
British Pound		£2,500	4,957	4,456	11/13/2008	501
Canadian Dollar	C$	29,700	25,161	27,935	11/20/2008	(2,774)
Euro		€42,500	56,599	59,698	11/21/2008	(3,099)
Euro		€2,000	2,961	2,809	11/28/2008	152
Canadian Dollar	C$	16,500	15,568	15,519	11/28/2008	49
Canadian Dollar	C$	22,500	19,189	21,163	12/05/2008	(1,974)
Euro		€3,000	4,037	4,214	12/10/2008	(177)
Euro		€3,500	5,025	4,916	12/18/2008	109
British Pound		£3,000	5,896	5,347	12/30/2008	549

			$420,524	$420,544		$(20)

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

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Note 8. Expense Offset Arrangement

The Company benefits from an expense offset arrangement with JPMorgan Chase Bank, N.A. (“custodian bank”) whereby the Company earns credits on any uninvested US dollar cash balances held by the custodian bank. These credits are applied by the custodian bank as a reduction of the monthly custody fees charged to the Company. The total amount of credits earned during the three and six months ended September 30, 2008 are $46 and $132, respectively. The total amount of credits earned during the three and six months ended September 30, 2007 are $86 and $147, respectively.

Note 9. Cash and Cash Equivalents

Pending investment in longer-term portfolio holdings, Apollo Investment may make temporary investments in U.S. Treasury bills (of varying maturities), repurchase agreements and certain other high-quality debt securities maturing in one year or less from the time of investment. These temporary investments are deemed cash equivalents by us and are included in our Schedule of Investments. At the end of each fiscal quarter, Apollo Investment typically takes proactive steps with the objective of enhancing investment flexibility in the next quarter. For example, Apollo Investment may purchase U.S. Treasury bills from time-to-time on the last business day of the quarter and would typically close out its position on a net cash basis subsequent to quarter end. Apollo Investment may also utilize repurchase agreements or other balance sheet transactions, including drawing down on its revolving credit facility, as it deems appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. Temporary investments with maturities of greater than 60 days from the time of purchase are marked-to-market as per our valuation policy.

Note 10. Repurchase Agreements

The Company enters into repurchase agreements as part of its investment program. The Company’s custodian takes possession of collateral pledged by the counterparty. The collateral is marked-to-market daily to ensure that the value, plus accrued interest, is at least equal to the repurchase price. In the event of default of the obligor to repurchase, the Company has the right to liquidate the collateral and apply the proceeds in satisfaction of the obligation. Under certain circumstances, in the event of default or bankruptcy by the counterparty to the agreement, realization and/or retention of the collateral or proceeds may be subject to legal proceedings. There were no repurchase agreements outstanding at September 30, 2008 or March 31, 2008.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

Note 11. Financial Highlights

The following is a schedule of financial highlights for the six months ended September 30, 2008 and the year ended March 31, 2008:

	Six months ended September 30, 2008 (unaudited)	Year ended March 31, 2008
Per Share Data:
Net asset value, beginning of period	$15.83	$17.87

Net investment income	0.75	1.82
Net realized and unrealized gain (loss)	(1.88)	(1.90)

Net increase (decrease) in net assets resulting from operations	(1.13)	(0.08)
Dividends to stockholders (1)	(1.08)	(2.06)
Effect of anti-dilution	0.11	0.10
Offering costs	—	—

Net asset value at end of period	$13.73	$15.83

Per share market price at end of period	$17.05	$15.83

Total return (2)	14.9%	(17.50%)

Shares outstanding at end of period	142,221,335	119,893,835

Ratio/Supplemental Data:
Net assets at end of period (in millions)	$1,953.0	$1,897.9

Ratio of net investment income to average net assets	4.73%	9.85%

Ratio of operating expenses to average net assets*	2.92%	4.92%
Ratio of credit facility related expenses to average net assets	1.30%	2.73%

Ratio of total expenses to average net assets*	4.22%	7.65%

Average debt outstanding	$1,162,341	$882,775

Average debt per share	$8.50	$7.88

Portfolio turnover ratio	3.4%	24.2%

(1)	Dividends and distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under accounting principles generally accepted in the United States of America.
(2)	Total return is based on the change in market price per share during the respective periods. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan. Total return is not annualized.
*	The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is 2.92% and 4.22%, respectively, at September 30, 2008, inclusive of the expense offset arrangement (see Note 8). At March 31, 2008, the ratios were 4.91% and 7.64%, respectively.

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

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Revolving Credit Facility
Fiscal 2009 (through September 30, 2008)	$1,657,227	$2,178	$—	N/A
Fiscal 2008	1,639,122	2,158	—	N/A
Fiscal 2007	492,312	4,757	—	N/A
Fiscal 2006	323,852	4,798	—	N/A
Fiscal 2005	0	0	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by $1 to determine the Asset Coverage Per Unit.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, as senior securities are not registered for public trading.

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

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

The average debt outstanding on the credit facility was $1,162,341 and $694,629 for the six months ended September 30, 2008 and 2007, respectively. The weighted average annual interest cost for the six months ended September 30, 2008 was 4.64%, exclusive of 0.22% for commitment fees and for other prepaid expenses related to establishing the credit facility. The weighted average annual interest cost for the six months ended September 30, 2007 was 6.01%, exclusive of 0.51% for commitment fees and for other prepaid expenses related to establishing the Facility. This weighted average annual interest cost reflects the average interest cost for all borrowings, including EURIBOR, CAD LIBOR, GBP LIBOR and USD LIBOR. The maximum amount borrowed during the six months ended September 30, 2008 and 2007 was $1,685,285 and $1,075,565, respectively, at value. The remaining capacity under the facility was $42,773 at September 30, 2008. At September 30, 2008, the Company was in compliance with all financial and operational covenants required by the Facility.

Note 13. Commitments and Contingencies

The Company has the ability to issue standby letters of credit through its revolving credit facility. At September 30, 2008 and September 30, 2007, the Company had issued standby letters of credit through JPMorgan Chase Bank, N.A. totaling $3,768 and $0, respectively.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Apollo Investment Corporation

We have reviewed the accompanying statement of assets and liabilities of Apollo Investment Corporation (the “Company”) as of September 30, 2008, including the schedule of investments, and the related statements of operations for the three and six-month periods ended September 30, 2008 and September 30, 2007 and the statement of cash flows for the six month periods ended September 30, 2008 and September 30, 2007 and the statement of changes in net assets for the six month period ended September 30, 2008. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities as of March 31, 2008, including the schedule of investments, and the related statement of operations, of cash flows, and of the statement of changes in net assets for the year then ended, and in our report dated May 28, 2008, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of assets and liabilities as of March 31, 2008, is fairly stated in all material respects in relation to the statement of assets and liabilities from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

New York, New York

November 5, 2008

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

OVERVIEW

Apollo Investment was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a BDC under the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended. Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. Apollo Investment commenced operations on April 8, 2004 upon completion of its initial public offering that raised $870 million in net proceeds selling 62 million shares of its common stock at a price of $15.00 per share. Since then, and through September 30, 2008, we have raised approximately $1.4 billion in net proceeds from additional offerings of common stock.

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

•

expenses incurred by AIM payable to third parties, including agents, consultants or other advisors, in monitoring our financial and legal affairs and in monitoring our investments and performing due diligence on our prospective portfolio companies;

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

•

all other expenses incurred by us or the Administrator in connection with administering our business, such as our allocable portion of overhead under the administration agreement, including rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs.

We expect our general and administrative operating expenses related to our ongoing operations to increase moderately in dollar terms, but decline slightly as a percentage of our total assets in future periods if our assets grow. Incentive fees, interest expense and costs relating to future offerings of securities, among others, would be additive.

Portfolio and Investment Activity

During the three months ended September 30, 2008, we invested $225.8 million, across 5 new and 6 existing portfolio companies. This compares to investing $454.1 million in 7 new and 5 existing portfolio companies for the three months ended September 30, 2007. Investments sold or prepaid during the three months ended September 30, 2008 totaled $21.3 million versus $141.9 million for the three months ended September 30, 2007.

At September 30, 2008, our net portfolio consisted of 78 portfolio companies and was invested 23% in senior secured loans, 57% in subordinated debt, 4% in preferred equity and 16% in common equity and warrants versus 67 portfolio companies invested 24% in senior secured loans, 53% in subordinated debt, 6% in preferred equity and 17% in common equity and warrants at September 30, 2007.

The weighted average yields on our senior secured loan portfolio, subordinated debt portfolio and total debt portfolio at our current cost basis were 10.2%, 13.4% and 12.5%, respectively, at September 30, 2008. At September 30, 2007, the yields were 11.9%, 13.1%, and 12.7%, respectively.

Since the initial public offering of Apollo Investment Corporation in April 2004 and through September 30, 2008, total invested capital exceeds $5.5 billion in 123 portfolio companies. Over the same period, Apollo Investment has also completed transactions with 85 different financial sponsors.

Senior secured loans and European mezzanine loans typically accrue interest at variable rates determined on the basis of a benchmark: LIBOR, EURIBOR, GBP LIBOR, or the prime rate, with stated maturities at origination that typically range from 5 to 10 years. While subordinated debt issued within the United States will typically accrue interest at fixed rates, some of these investments may include zero-coupon, PIK and/or step bonds that accrue income on a constant yield to call or maturity basis. At September 30, 2008, 66% or $1.8 billion of our interest-bearing investment portfolio is fixed rate debt and 34% or $0.9 billion is floating rate debt at value. At September 30, 2007, 58% or $1.5 billion of our interest-bearing investment portfolio was fixed rate debt and 42% or $1.1 billion was floating rate debt at value.

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

Valuation of Portfolio Investments

Under procedures established by our Board of Directors, we value investments, including certain subordinated debt, senior secured debt and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations (unless they are deemed not to represent fair value). We typically obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker or a primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. From time to time, we may also utilize independent third party valuation firms to assist us in determining fair value if and when such market quotations are deemed not to represent fair value. Investments maturing in 60 days or less are valued at cost plus accreted discount, or minus amortized premium, which approximates value. Debt and equity securities that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of our Board of Directors. Such determination of fair values may involve subjective judgments and estimates.

With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, our Board of Directors has approved a multi-step valuation process each quarter, as described below:

1)	our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of our Investment Adviser, AIM, responsible for the portfolio investment;

2)	preliminary valuation conclusions are then documented and discussed with senior management of our Investment Adviser;

3)	independent valuation firms engaged by our Board of Directors conduct independent appraisals and review the Investment Adviser’s preliminary valuations and make their own independent assessment;

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

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. We adopted this statement for our first fiscal quarter ended June 30, 2008.

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

Revenue Recognition

We record interest and dividend income on an accrual basis to the extent that we expect to collect such amounts. For loans and securities with contractual PIK interest or dividends, which represents contractual interest or dividends accrued and added to the balance that generally becomes due at maturity, we may not accrue PIK income if the portfolio company valuation indicates that the PIK income is not collectible. We do not accrue as a receivable interest or dividends on loans and securities if we have reason to doubt our ability to collect such income. Loan origination fees, original issue discount, and market discount are capitalized and then we amortize such amounts as interest income. Upon the prepayment of a loan or security, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and securities as interest income when we receive such amounts.

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

RESULTS OF OPERATIONS

Results comparisons are for the three and six months ended September 30, 2008 and September 30, 2007.

Investment Income

For the three and six months ended September 30, 2008, gross investment income totaled $103.5 million and $194.5 million, respectively. For the three and six months ended September 30, 2007, gross investment income totaled $86.1 million and $175.0 million, respectively. The increase in gross investment income for the three and six months ended September 30, 2008 was primarily due to the growth of our investment portfolio as compared to the previous period. Origination and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans.

Expenses

Net expenses totaled $47.1 million and $91.7 million, respectively, for the three and six months ended September 30, 2008, of which $30.5 million and $58.1 million, respectively, were base management fees and performance-based incentive fees and $14.4 million and $28.3 million, respectively, were interest and other credit facility expenses. Of these expenses, general and administrative expenses totaled $2.2 million and $5.3 million, respectively, for the three and six months ended September 30, 2008. Net expenses totaled $24.4 million and $58.6 million, respectively, for the three and six months ended September 30, 2007, of which $7.5 million and $31.3 million, respectively, were base management fees and performance-based incentive fees and $15.1 million and $22.7 million, respectively, were interest and other credit facility expenses. Of these expenses, general and administrative expenses totaled $1.8 million and $4.6 million, respectively, for the three and six months ended September 30, 2007. Expenses consist of base investment advisory and management fees, insurance expenses, administrative services fees, professional fees, directors’ fees, audit and tax services expenses, and other general and administrative expenses. The increases in net expenses from the three and six month period ended September 30, 2007 to the three and six month period ended September 30, 2008 were primarily related to increases in base management and incentive fees and other general and administrative expenses from the growth of our investment portfolio as compared to the previous periods.

Net Investment Income

The Company’s net investment income totaled $56.5 million and $102.8 million or $0.40 per share and $0.75 per share, respectively, for the three and six months ended September 30, 2008. For the three and six months ended September 30, 2007, net investment income totaled $61.6 million and $116.4 million or $0.58 per share and $1.11 per share, respectively.

Net Realized Gains (Losses)

The Company had investment sales and prepayments totaling $21.3 million and $110.4 million, respectively, for the three and six months ended September 30, 2008. For the three and six months ended September 30, 2007, investment sales and prepayments totaled $141.9 million and $488.8 million, respectively. Net realized losses for the three and six months ended September 30, 2008 were $30.0 million and $59.8 million, respectively. For the three and six months ended September 30, 2007, net realized losses totaled $0.9 million and $21.6 million, respectively. During the three and six months ended September 30, 2008, we exited from our investment in Lexicon Marketing, realizing a loss of $38.5 million, reversing an unrealized loss of $38.5 million as of June 30, 2008.

Net Unrealized Appreciation (Depreciation) on Investments, Cash Equivalents and Foreign Currencies

For the three and six months ended September 30, 2008 net unrealized depreciation on the Company’s investments, cash equivalents, foreign currencies and other assets and liabilities totaled $264.5 million and

$209.1 million, respectively. For the three and six months ended September 30, 2007, net unrealized appreciation on the Company’s investments, cash equivalents, foreign currencies and other assets and liabilities decreased $83.9 million and increased $59.8 million, respectively. At September 30, 2008, net unrealized depreciation totaled $406.2 million versus net unrealized appreciation of $152.1 million at September 30, 2007.

Net Increase (Decrease) in Net Assets From Operations

For the three and six months ended September 30, 2008, the Company had a net decrease in net assets resulting from operations of $238.0 million and $166.1 million, respectively. For the three and six months ended September 30, 2007 the Company had a net decrease in net assets resulting from operations of $23.2 million and a net increase in net assets resulting from operations of $154.5 million, respectively. The loss per share was $1.67 and $1.21 for the three and six months ended September 30, 2008. For the three and six months ended September 30, 2007, there was a loss per share of $0.22 and earnings per share of $1.47, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and available through periodic follow-on equity offerings, through its senior secured, multi-currency $1.7 billion, five-year, revolving credit facility maturing in April 2011, through investments in special purpose entities in which we hold and finance particular investments on a non-recourse basis, as well as from cash flows from operations, investment sales of liquid assets and prepayments of senior and subordinated loans and income earned from investments and cash equivalents. At September 30, 2008, the Company has $1.66 billion in borrowings outstanding and $0.04 billion remaining unused. In the future, the Company may raise additional equity or debt capital off its shelf registration or may securitize a portion of its investments among other considerations. The primary use of funds will be investments in portfolio companies, cash distributions to our stockholders and for other general corporate purposes. On May 16, 2008, the Company closed on its most recent follow-on public equity offering of 22.3 million shares of common stock at $17.11 per share raising approximately $369.6 million in net proceeds. Cash and cash equivalents at September 30, 2008 totaled $411.2 million.

	Payments due by Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Revolving Credit Facility (1)	$1,657	$—	$1,657	$—	$—

(1)	At September 30, 2008, $43 million remained unused under our senior secured revolving credit facility. Pricing of our credit facility is 100 basis points over LIBOR.

Contractual Obligations

We have entered into two contracts under which we have future commitments: the investment advisory and management agreement, pursuant to which AIM has agreed to serve as our investment adviser, and the administration agreement, pursuant to which the Administrator has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations and provide on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. Payments under the investment advisory and management agreement are equal to (1) a percentage of the value of our average gross assets and (2) a two-part incentive fee. Payments under the administration agreement are equal to an amount based upon our allocable portion of the Administrator’s overhead in performing its obligations under the administration agreement, including rent, technology systems, insurance and our allocable portion of the costs of our chief financial officer and chief compliance officer and their respective staffs. Either party may terminate each of the investment advisory and management agreement and administration agreement without penalty upon not more than 60 days’ written notice to the other. Please see Note 3 within our financial statements for more information.

Off-Balance Sheet Arrangements

The Company has the ability to issue standby letters of credit through its revolving credit facility. At September 30, 2008 and September 30, 2007, the Company had issued through JPMorgan Chase Bank, N.A. standby letters of credit totaling $3,768 and $0, respectively.

AIC Credit Opportunities Fund LLC—We own all of the common member interests in AIC Credit Opportunity Fund LLC (“AIC Holdco”), which was formed for the purpose of holding various financed investments. Effective in June 2008, we invested $39,500 in a special purpose entity wholly owned by AIC Holdco, AIC (FDC) Holdings LLC (“Apollo FDC”), which was used to purchase a Junior Profit-Participating Note due 2013 in principal amount of $39,500 (the “Junior Note”) from Apollo I Trust (the “Trust”). The Trust also issued a Senior Floating Rate Note due 2013 (the “Senior Note”) to an unaffiliated third party (“FDC Counterparty”) in principal amount of $39,500 paying interest at Libor plus 1.50%, increasing over time to Libor plus 2.0%. The Trust used the aggregate $79,000 proceeds to acquire $100,000 face value of a senior subordinated interim loan of First Data Corporation (the “FDC Reference Obligation”) due 2016 and paying interest at 11.25% per year. The Junior Note generally entitles Apollo FDC to the net interest and other proceeds due under the FDC Reference Obligation after payment of interest due under the Senior Notes, as described above. In addition, Apollo FDC is entitled to 100% of any realized appreciation in the FDC Reference Obligation and, since the Senior Note is a non-recourse obligation, is exposed up to the amount of equity used by AIC Holdco to fund the purchase of the Junior Note plus any additional margin Apollo decides to post, if any, during the term of the financing.

Through AIC Holdco, effective in June 2008, we invested $11,375 in a special purpose entity wholly owned by AIC Holdco, AIC (TXU) Holdings LLC (“Apollo TXU”), which acquired exposure to $50,000 notional amount of a Libor plus 3.5% senior secured delayed draw term loan of Texas Competitive Electric Holdings (“TXU”) due 2014 through a non-recourse total return swap with an unaffiliated third party expiring on October 10, 2013 and pursuant to which Apollo TXU pays interest at Libor plus 1.5% and generally receives all proceeds due under the delayed draw term loan of TXU (the “TXU Reference Obligation”). Like Apollo FDC, Apollo TXU is entitled to 100% of any realized appreciation in the TXU Reference Obligation and, since the total return swap is a non-recourse obligation, is exposed up to the amount of equity used by AIC Holdco to fund the investment in the total return swap, plus any additional margin we decide to post, if any, during the term of the financing.

Through AIC Holdco, effective in September 2008, we invested $10,022 equivalent, in a special purpose entity wholly owned by AIC Holdco, AIC (Boots) Holdings, LLC (“Apollo Boots”), which acquired €23,383 and £12,465 principal amount of senior term loans of AB Acquisitions Topco 2 Limited, a holding company for the Alliance Boots group of companies (the “Boots Reference Obligations”), out of the proceeds of our investment and a multicurrency $40,876 equivalent non-recourse loan to Apollo Boots (the “Acquisition Loan”) by an unaffiliated third party that matures in September 2013 and pays interest at LIBOR plus 1.25% or, in certain cases, the higher of the Federal Funds Rate plus 0.50% or the lender’s prime-rate. The Boots Reference Obligations pay interest at the rate of LIBOR plus 3% per year and mature in June 2015.

Pursuant to applicable investment company accounting, we do not consolidate AIC Holdco or its wholly owned subsidiaries and accordingly only the value of our investment in AIC Holdco is included on our balance sheet. The Senior Note, total return swap and Acquisition Loan are non-recourse to AIC Holdco, its subsidiaries and us and have standard events of default including failure to pay contractual amounts when due and failure by each of the underlying Apollo special purpose entities to provide additional credit support, sell assets or prepay a portion of its obligations if the value of the FDC Reference Obligation, the TXU Reference Obligation or the Boots Reference Obligation, as applicable, declines below specified levels. We may unwind any of these transactions at any time without penalty.

Dividends

Dividends paid to stockholders for the three and six months ended September 30, 2008 totaled $74.0 million or $0.52 per share and $147.9 million or $1.04 per share, respectively. For the three and six months ended September 30, 2007 dividends totaled $54.0 million or $0.52 per share and $106.8 million or $1.03 per share, respectively. Tax characteristics of all dividends will be reported to shareholders on Form 1099 after the end of the calendar year.

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

With respect to the dividends paid to stockholders, income from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies is treated as taxable income and accordingly, distributed to stockholders. For the three and six months ended September 30, 2008 we received upfront fees totaling $0.4 million and $0.4 million, respectively, which are being amortized into income over the lives of their respective loans to the extent such loans remain outstanding. For the three and six months ended September 30, 2007, we received upfront fees totaling $0.0 million and $0.1 million, respectively.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. During the six months ended September 30, 2008, many of the loans in our portfolio had floating interest rates. These loans are usually based on floating LIBOR and typically have durations of one to six months after which they reset to current market interest rates. As the percentage of our U.S. mezzanine and other subordinated loans increase as a percentage of our total investments, we expect that more of the loans in our portfolio will have fixed rates. Accordingly, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the three and six months ended September 30, 2008, we did not engage in interest rate hedging activities.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2008 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the second quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We, Apollo Investment Management, L.P. and Apollo Investment Administration, LLC are not currently subject to any material pending legal proceedings.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in our most recent Form 10-K filing.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On August 5, 2008, Apollo Investment Corporation (the “Corporation”) held its 2008 Annual Meeting of Stockholders in New York, N.Y. for the purpose of considering and voting upon the election of Directors, ratifying the selection of an independent registered public accounting firm and authorizing Apollo Investment Corporation to sell shares of common stock below net asset value per share, subject to certain conditions. Votes were cast as follows:

Nominee	For	Withheld	Abstain
Claudine B. Malone	105,041,276	3,240,108	—
Frank C. Puleo	105,174,673	3,106,711	—
Carl Spielvogel	104,991,304	3,290,080	—

Ratify the selection of PricewaterhouseCoopers LLP	107,233,848	546,860	500,678

Authorize the sale of shares of common stock below net asset value per share under certain conditions	73,715,190	7,289,286	1,043,643

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1	Articles of Amendment and Restatement, as amended (1)

3.2	Amended and Restated Bylaws (5)

4.1	Form of Stock Certificate (3)

10.1	Investment Advisory Management Agreement between Registrant and Apollo Investment Management, L.P. (2)

10.1(b)	Supplement to the Investment Advisory Management Agreement between Registrant and Apollo Investment Management, L.P. (5)

10.2	Administration Agreement between Registrant and Apollo Investment Administration, LLC (2)

10.3	Dividend Reinvestment Plan (3)

10.4	Custodian Agreement (3)

10.5	License Agreement between the Registrant and Apollo Management, L.P. (2)

10.6	Form of Transfer Agency and Service Agreement (2)

10.7	Amended and Restated Senior Secured Revolving Credit Agreement (4)

15.1*	Awareness Letter of Independent Registered Public Accounting Firm.

22.1	Proxy Statement (6)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Filed herewith.
(1)	Incorporated by reference from the Registrant’s post-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on August 14, 2006.
(2)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 3 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 1, 2004.
(3)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on March 12, 2004.
(4)	Incorporated by reference from the Registrant’s Form 8-K filed on April 4, 2006.
(5)	Incorporated by reference from the Registrant’s Form 10-K filed on June 12, 2006.
(6)	Incorporated by reference from the Registrant’s 14A filed on July 3, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 5, 2008.

APOLLO INVESTMENT CORPORATION

By:	/s/ JOHN J. HANNAN
John J. Hannan
Chief Executive Officer and Director

By:	/s/ RICHARD L. PETEKA
Richard L. Peteka
Chief Financial Officer and Treasurer