Form 10-Q
period 2008-12-31
APOLLO INVESTMENT CORP
filed 2009-02-05
CIK 1278752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended December 31, 2008

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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of February 5, 2009 was 142,221,335.

APOLLO INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2008

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Apollo Investment”, “Company”, “AIC”, “Fund”, “we”, “us” and “our” refer to Apollo Investment Corporation unless the context otherwise states.

Item 1.	Financial Statements

APOLLO INVESTMENT CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share amounts)

	December 31, 2008 (unaudited)	March 31, 2008
Assets
Non-controlled/non-affiliated investments, at value (cost—$3,143,644 and $3,139,047, respectively)	$2,405,972	$2,986,556
Controlled investments, at value (cost—$324,777 and $247,400, respectively)	130,649	246,992
Cash equivalents, at value (cost—$0 and $404,063, respectively)	—	403,898
Cash	2,196	8,954
Foreign currency (cost—$1,020 and $2,140, respectively)	1,012	2,130
Interest receivable	46,632	46,643
Dividends receivable	37,030	23,024
Prepaid expenses and other assets	3,703	5,896
Receivable from investment adviser	—	231

Total assets	$2,627,194	$3,724,324

Liabilities
Credit facility payable (see notes 7 & 12)	$1,162,470	$1,639,122
Payable for investments and cash equivalents purchased	26,400	142,339
Management and performance-based incentive fees payable (see note 3)	27,878	26,969
Dividends payable	—	9,368
Interest payable	4,430	6,178
Accrued administrative expenses	315	288
Other liabilities and accrued expenses	2,204	2,152

Total liabilities	$1,223,697	$1,826,416

Net Assets
Common stock, par value $.001 per share, 400,000 and 400,000 common shares authorized, respectively, and 142,221 and 119,894 issued and outstanding, respectively	$142	$120
Paid-in capital in excess of par	2,352,883	1,983,795
Undistributed net investment income (see note 2f)	—	24,959
Distributions in excess of net investment income (see note 2f)	(41,316)	—
Accumulated net realized gain (see note 2f)	22,766	86,136
Net unrealized depreciation	(930,978)	(197,102)

Total Net Assets	$1,403,497	$1,897,908

Total liabilities and net assets	$2,627,194	$3,724,324

Net Asset Value Per Share	$9.87	$15.83

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share amounts)

	Three months ended		Nine months ended
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
INVESTMENT INCOME:
From non-controlled/non-affiliated investments:
Interest	$91,955	$84,488	$267,155	$238,107
Dividends	1,615	3,956	8,726	11,323
Other income	1,353	2,099	4,826	3,820
From controlled investments:
Dividends	2,602	2,311	11,324	4,619
Other income	—	—	—	10,000

Total Investment Income	97,525	92,854	292,031	267,869

EXPENSES:
Management fees (see note 3)	$14,681	$15,987	$47,057	$43,833
Performance-based incentive fees (see note 3)	13,197	16,040	38,898	19,518
Interest and other credit facility expenses	13,659	15,966	41,980	38,693
Administrative services expense	794	618	3,517	2,772
Other general and administrative expenses	1,648	1,118	4,361	3,694

Total expenses	43,979	49,729	135,813	108,510
Expense offset arrangement (see note 8)	(95)	(78)	(227)	(225)

Net expenses	43,884	49,651	135,586	108,285

Net investment income before excise taxes	53,641	43,203	156,445	159,584
Excise tax expense	(854)	(1,703)	(854)	(1,703)

Net investment income	$52,787	$41,500	$155,591	$157,881

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS AND FOREIGN CURRENCIES:
Net realized gain (loss):
Investments and cash equivalents	$(40,912)	$98,672	$(103,313)	$80,462
Foreign currencies	37,336	(18,150)	39,943	(21,589)

Net realized gain (loss)	(3,576)	80,522	(63,370)	58,873

Net change in unrealized gain (loss):
Investments and cash equivalents	(525,904)	(154,104)	(778,607)	(60,418)
Foreign currencies	1,150	6,475	44,731	(27,397)

Net change in unrealized gain (loss)	(524,754)	(147,629)	(733,876)	(87,815)

Net realized and unrealized gain (loss) from investments, cash equivalents and foreign currencies	(528,330)	(67,107)	(797,246)	(28,942)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(475,543)	$(25,607)	$(641,655)	$128,939

EARNINGS (LOSS) PER SHARE (see note 5)	$(3.34)	$(0.21)	$(4.63)	$1.18

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except shares)

	Nine months ended December 31, 2008 (unaudited)	Year ended March 31, 2008
Increase (Decrease) in net assets from operations:
Net investment income	$155,591	$201,606
Net realized gains (losses)	(63,370)	54,300
Net change in unrealized gain (loss)	(733,876)	(289,344)

Net decrease in net assets resulting from operations	(641,655)	(33,438)

Dividends and distributions to stockholders:	(221,866)	(230,889)

Capital share transactions:
Net proceeds from shares sold	369,589	285,545
Less offering costs	(479)	(461)
Reinvestment of dividends	—	27,403

Net increase in net assets from capital share transactions	369,110	312,487

Total increase (decrease) in net assets:	(494,411)	48,160
Net assets at beginning of period	1,897,908	1,849,748

Net assets at end of period	$1,403,497	$1,897,908

Capital share activity
Shares sold	22,327,500	14,950,000
Shares issued from reinvestment of dividends	—	1,436,069

Net increase in capital share activity	22,327,500	16,386,069

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine months ended
	December 31, 2008	December 31, 2007
Cash Flows from Operating Activities:
Net Increase (Decrease) in Net Assets Resulting from Operations	$(641,655)	$128,939
Adjustments to reconcile net increase (decrease):
Purchase of investment securities	(440,408)	(1,633,217)
Proceeds from disposition of investment securities	255,155	706,477
Increase (decrease) from foreign currency transactions	39,812	(21,589)
Increase in interest and dividends receivable	(13,995)	(12,907)
Decrease in prepaid expenses and other assets	2,424	485
Increase (decrease) in management and performance-based incentive fees payable	909	(10,780)
Increase (decrease) in interest payable	(1,748)	3,353
Increase in accrued expenses	79	2,124
Decrease in payable for investments and cash equivalents purchased	(115,939)	(216,264)
Increase in receivables for securities sold	—	28,248
Net change in unrealized depreciation (appreciation) on investments, cash equivalents, foreign currencies and other assets and liabilities	733,876	87,815
Net realized loss (gain) on investments and cash equivalents	63,370	(58,873)

Net Cash Used by Operating Activities	$(118,120)	$(996,189)

Cash Flows from Financing Activities:
Net proceeds from the issuance of common stock	$369,589	$285,545
Offering costs from the issuance of common stock	(479)	(823)
Dividends paid in cash	(231,234)	(150,833)
Borrowings under credit facility	1,628,289	2,226,313
Repayments under credit facility	(2,059,822)	(1,626,171)

Net Cash Provided (Used) by Financing Activities	$(293,657)	$734,031

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(411,777)	$(262,158)
Effect of exchange rates on cash balances	2	(2)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD *	$414,983	$1,097,952

CASH AND CASH EQUIVALENTS, END OF PERIOD *	$3,208	$835,792

Non-cash financing activities consist of the reinvestment of dividends totaling $0 and $18,020, respectively (in thousands).

*	Inclusive of foreign currencies.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited)

December 31, 2008

(in thousands)

Investments in Non-Controlled/Non-Affiliated Portfolio Companies	Industry	Par Amount*	Cost	Fair Value (1)
Subordinated Debt/Corporate Notes—107.0%
AB Acquisitions UK Topco 2 Limited (Alliance Boots), GBP L+650, 7/9/17	Retail	£39,183	$76,198	$41,237
Advanstar, Inc., L+700, 11/30/15	Media	$23,880	23,880	11,940
Advantage Sales & Marketing, Inc., 12.00%, 3/29/14	Grocery	31,725	31,270	27,855
Allied Security Holdings LLC, 13.75%, 8/21/15	Business Services	20,000	19,612	16,800
AMH Holdings II, Inc. (Associated Materials), 13.625%, 12/1/14 ¿	Building Products	51,226	50,473	29,096
Angelica Corporation, 15.00%, 2/4/14	Healthcare	60,000	60,000	60,000
Arbonne Intermediate Holdco Inc. (Natural Products Group LLC), 13.50%, 6/19/14	Direct Marketing	76,962	76,803	11,544
Babson CLO Ltd., Series 2008-2A Class E, L+975, 7/15/18 ¿	Asset Management	11,000	9,981	9,350
Babson CLO Ltd., Series 2008-1A Class E, L+550, 7/20/18 ¿	Asset Management	10,150	7,182	6,405
BNY ConvergEx Group, LLC, 14.00%, 10/2/14	Business Services	15,535	15,535	13,764
Booz Allen Hamilton Inc., 13.00%, 7/31/16	Consulting Services	47,185	46,584	39,753
Brenntag Holding GmbH & Co. KG, E+700, 12/23/15	Chemicals	€19,425	24,013	14,610
Catalina Marketing Corporation, 11.625%, 10/1/17 ¿	Grocery	$31,959	30,301	23,698
Ceridian Corp., 12.25%, 11/15/15 ¿	Diversified Service	50,000	50,000	42,950
Ceridian Corp., 11.25%, 11/15/15 ¿	Diversified Service	36,000	35,093	32,076
Cidron Healthcare C S.á.R.L. (Convatec) E+950, 8/1/17	Healthcare	€7,573	11,905	9,211
Collect America, Ltd., 13.50%, 8/5/12 ¿	Consumer Finance	$38,136	37,646	36,992
Delta Educational Systems, Inc., 16.00%, 5/12/13	Education	19,126	18,605	19,126
DSI Renal Inc., 16.00%, 4/7/14	Healthcare	10,920	10,920	9,249
Dura-Line Merger Sub, Inc., 14.00%, 9/22/14	Telecommunications	40,936	40,260	38,030
Eurofresh, Inc., 0% / 14.50%, 1/15/14 ¿	Agriculture	26,504	24,151	3,711
Eurofresh, Inc., 11.50%, 1/15/13 ¿	Agriculture	50,000	50,000	15,000
European Directories (DH5) B.V., 15.735%, 7/1/16	Publishing	€2,961	3,777	3,705
European Directories (DH7) B.V., E+950, 7/1/15	Publishing	16,643	20,694	20,358
First Data Corporation, 11.25%, 3/31/16 ¿	Financial Services	$40,000	33,068	31,960
First Data Corporation, 9.875%, 9/24/15	Financial Services	45,500	39,343	36,172
FleetPride Corporation, 11.50%, 10/1/14 ¿	Transportation	47,500	47,500	42,275
Fox Acquisition Sub LLC, 13.375%, 7/15/16 ¿	Broadcasting & Entertainment	25,000	24,781	15,088
FPC Holdings, Inc. (FleetPride Corporation), 0% / 14.00%, 6/30/15 ¿	Transportation	37,846	36,270	27,249
General Nutrition Centers, Inc., L+450, 3/15/14	Retail	29,775	29,342	18,282
Goodman Global Inc., 13.50%, 2/15/16	Manufacturing	25,000	25,000	23,975

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

December 31, 2008

(in thousands)

	Industry	Par Amount*	Cost	Fair Value (1)
Subordinated Debt/Corporate Notes—(continued)
Hub International Holdings, 10.25%, 6/15/15 ¿	Insurance	$25,000	$24,140	$14,600
Infor Lux Bond Company (Infor Global), L+800, 9/2/14	Business Services	9,361	9,361	2,340
KAR Holdings, Inc., 10.00%, 5/1/15	Transportation	48,225	44,301	27,006
Language Line Holdings, Inc., 0% / 14.125%, 6/15/13	Business Services	27,678	26,828	24,357
Language Line Inc., 11.125%, 6/15/12	Business Services	27,081	26,899	25,673
Latham Manufacturing Corp., 14.00%, 12/30/12 ***	Leisure Equipment	34,639	34,190	22,516
Laureate Education, Inc., 11.75%, 8/15/17 ¿	Education	53,540	49,557	47,115
LVI Services, Inc., 14.75%, 11/16/12	Environmental	46,965	46,965	45,556
MW Industries, Inc., 13.00%, 5/1/14	Manufacturing	60,000	59,035	56,160
NCO Group Inc., 11.875%, 11/15/14	Consumer Finance	22,630	18,378	10,297
Neff Corp., 10.00%, 6/1/15	Rental Equipment	5,000	5,000	625
Nielsen Finance LLC, 0% / 12.50%, 8/1/16	Market Research	61,000	45,956	27,145
OTC Investors Corporation (Oriental Trading Company), 13.50%, 1/31/15	Direct Marketing	26,072	26,072	14,861
Pacific Crane Maintenance Company, L.P., 13.00%, 2/15/14	Machinery	34,000	34,000	21,063
PBM Holdings, Inc., 13.50%, 9/29/13	Beverage, Food & Tobacco	17,723	17,723	16,128
Playpower Holdings Inc., 15.50%, 12/31/12 ¿	Leisure Equipment	83,707	83,707	70,356
Pro Mach Merger Sub, Inc., 12.50%, 6/15/12	Machinery	14,616	14,455	13,301
QHB Holdings LLC (Quality Home Brands), 14.50%, 12/20/13	Consumer Products	49,156	48,457	40,185
Ranpak Holdings, Inc., 15.00%, 12/27/15	Packaging	56,046	56,046	38,475
RSA Holdings Corp. of Delaware (American Safety Razor), 13.50%, 7/31/15	Consumer Products	48,493	48,493	30,841
The Servicemaster Company, 10.75%, 7/15/15 ¿	Diversified Service	67,173	60,671	55,014
TL Acquisitions, Inc. (Thomson Learning), 0% / 13.25%, 7/15/15 ¿	Education	72,500	67,380	55,463
TL Acquisitions, Inc. (Thomson Learning), 10.50%, 1/15/15 ¿	Education	47,500	46,753	40,470
TP Financing 2, Ltd. (Travelex), GBP L+725, 4/1/15	Financial Services	£13,505	26,124	7,835
US Foodservice, 10.25%, 6/30/17 ¿	Beverage, Food & Tobacco	$30,000	23,666	17,430
US Investigations Services, Inc., 11.75%, 5/1/16 ¿	Diversified Service	14,639	8,935	12,077
US Investigations Services, Inc., 10.50%, 11/1/15 ¿	Diversified Service	9,500	7,941	8,265
Varietal Distribution, 10.25%, 7/15/15	Distribution	15,000	15,000	8,010
Varietal Distribution, 10.75%, 6/30/17	Distribution	21,875	21,278	8,105
WDAC Intermediate Corp., E+600, 11/29/15	Publishing	€46,320	62,571	3,996

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

December 31, 2008

(in thousands, except shares)

	Industry	Par Amount*	Cost	Fair Value (1)
Subordinated Debt/Corporate Notes—(continued)
Westbrook CLO Ltd., Series 2006-1A, L+370, 12/20/20 ¿	Asset Management	$11,000	$6,468	$5,610

Total Subordinated Debt/Corporate Notes			$2,076,537	$1,502,336

		Shares
Preferred Equity—2.9%
DSI Holding Company, Inc. (DSI Renal Inc.), 19.00%, 10/7/14	Healthcare	32,500	$31,947	$24,911
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 13.50%, 5/12/14	Education	12,360	11,321	12,360
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 12.50% (Convertible)	Education	3,325	3,325	2,547
Varietal Distribution Holdings, LLC, 8.00%	Distribution	3,097	3,097	136

Total Preferred Equity			$49,690	$39,954

Common Equity/Equity Interests—18.2%
AB Capital Holdings LLC (Allied Security)	Business Services	2,000,000	$2,000	$2,037
A-D Conduit Holdings, LLC (Duraline) **	Telecommunications	2,778	2,778	3,030
AHC Mezzanine LLC (Advanstar) **	Media	10,000	11,063	670
CA Holding, Inc. (Collect America, Ltd.)	Consumer Finance	25,000	2,500	4,829
CA Holding, Inc. (Collect America, Ltd.)	Consumer Finance	4,294	429	859
Clothesline Holdings, Inc. (Angelica)	Healthcare	6,000	6,000	5,300
Explorer Coinvest LLC (Booz Allen)	Consulting Services	430	4,300	5,450
FSC Holdings Inc. (Hanley Wood LLC) **	Media	10,000	10,000	4,901
Garden Fresh Restaurant Holding, LLC **	Retail	50,000	5,000	6,336
Gray Energy Services, LLC Class H (Gray Wireline) **	Oil & Gas	1,081	2,000	3,570
Gryphon Colleges Corporation (Delta Educational Systems, Inc.) **	Education	175	175	—
GS Prysmian Co-Invest L.P. (Prysmian Cables & Systems) (2,3)	Industrial	1	—	67,037
Latham International, Inc. (fka Latham Acquisition Corp.) **	Leisure Equipment	33,091	3,309	—
LVI Acquisition Corp. (LVI Services, Inc.) **	Environmental	6,250	2,500	—
MEG Energy Corp. (4) **	Oil & Gas	1,718,388	44,718	69,599
New Omaha Holdings Co-Invest LP (First Data) **	Financial Services	13,000,000	65,000	64,598
PCMC Holdings, LLC (Pacific Crane) **	Machinery	40,000	4,000	578
Prism Business Media Holdings, LLC (Penton Media, Inc.) **	Media	68	14,947	4,777

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

December 31, 2008

(in thousands, except shares and warrants)

	Industry	Shares	Cost	Fair Value (1)
Common Equity/Equity Interests—(continued)
Pro Mach Co-Investment, LLC **	Machinery	150,000	$1,500	$3,311
RC Coinvestment, LLC (Ranpak Corp.) **	Packaging	50,000	5,000	4,755
Sorenson Communications Holdings, LLC Class A	Consumer Services	454,828	45	4,467
Varietal Distribution Holdings, LLC Class A **	Distribution	28,028	28	—

Total Common Equity and Equity Interests			$187,292	$256,104

		Warrants
Warrants—0.3%
DSI Holdings Company, Inc. (DSI Renal Inc.), Common **	Healthcare	5,011,327	—	—
Fidji Luxco (BC) S.C.A., Common (FCI)(2) **	Electronics	48,769	$491	$3,396
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Common **	Education	98	98	—
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class A-1 Preferred **	Education	459	460	635
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class B-1 Preferred **	Education	1,043	1,043	799
Latham International, Inc.	Leisure Equipment	173,848	174	—

Total Warrants			$2,266	$4,830

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

December 31, 2008

(in thousands)

	Industry	Par Amount*	Cost	Fair Value (1)
2nd Lien Bank Debt/Senior Secured Loans (5)—43.0%
AB Acquisitions UK Topco 2 Limited (Alliance Boots), 7/9/16	Retail	£11,400	$19,752	$12,440
AB Acquisitions UK Topco 2 Limited (Alliance Boots), 7/9/16	Retail	€3,961	5,426	4,179
Advanstar Communications, Inc., 11/30/14	Media	$20,000	20,000	6,500
Asurion Corporation, 7/3/15	Insurance	150,300	148,755	121,292
BNY Convergex Group, LLC, 4/2/14	Business Services	50,000	49,810	43,750
C.H.I. Overhead Doors, Inc., 13.00%, 10/22/11	Building Products	15,000	15,019	11,625
Clean Earth, Inc., 13.00%, 8/1/14	Environmental	25,000	25,000	23,250
Dresser, Inc., 5/4/15	Industrial	61,000	60,921	34,831
Educate, Inc., 6/14/14	Education	10,000	10,000	6,745
Garden Fresh Restaurant Corp., 12/22/11	Retail	26,000	25,850	22,100
Generics International, Inc., 4/30/15	Healthcare	20,000	19,914	12,500
Gray Wireline Service, Inc., 12.25%, 2/28/13	Oil & Gas	77,500	76,940	77,500
Infor Enterprise Solutions Holdings, Inc., Tranche B-1, 3/2/14	Business Services	5,000	5,000	1,000
Infor Enterprise Solutions Holdings, Inc., 3/2/14	Business Services	15,000	14,852	3,000
Infor Global Solutions European Finance S.á.R.L., 3/2/14	Business Services	€6,210	8,263	1,726
IPC Systems, Inc., 6/1/15	Telecommunications	$37,250	36,275	14,397
Kronos, Inc., 6/11/15	Electronics	60,000	60,000	43,920
Penton Media, Inc., 2/1/14	Media	14,000	10,533	3,325
Quality Home Brands Holdings LLC, 6/20/13	Consumer Products	40,155	39,710	30,644
Ranpak Corp.(6), 12/27/14	Packaging	12,500	12,500	9,794
Ranpak Corp.(7), 12/27/14	Packaging	€5,206	7,585	5,978
Sheridan Holdings, Inc., 6/15/15	Healthcare	$60,000	60,000	49,380
Sorenson Communications, Inc., 2/18/14	Consumer Services	62,103	62,103	46,018
TransFirst Holdings, Inc., 6/15/15	Financial Services	34,750	33,651	16,854

Total 2nd Lien Bank Debt/Senior Secured Loans			$827,859	$602,748

Total Investments in Non-Controlled/Non-Affiliated Portfolio Companies—171.4%			$3,143,644	$2,405,972

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

December 31, 2008

(in thousands, except shares)

Investments in Controlled Portfolio Companies	Industry	Shares	Cost	Fair Value (1)
Preferred Equity—4.5%
Grand Prix Holdings, LLC Series A, 12.00% (Innkeepers USA)	Hotels, Motels, Inns & Gaming	2,989,431	$74,736	$63,895

Common Equity/Equity Interests—4.8%
AIC Credit Opportunity Fund LLC (8)	Asset Management		$77,377	$55,613
Grand Prix Holdings, LLC (Innkeepers USA) **	Hotels, Motels, Inns & Gaming	17,335,834	172,664	11,141

Total Common Equity/Equity Interests			$250,041	$66,754

Total Investments in Controlled Portfolio Companies—9.3%			$324,777	$130,649

Total Investments—180.7%(9)			$3,468,421	$2,536,621

Liabilities in Excess of Other Assets—(80.7%)				(1,133,124)

Net Assets—100.0%				$1,403,497

(1)	Fair value is determined by or under the direction of the Board of Directors of the Company (see Notes 2 and 6).
(2)	Denominated in Euro (€).
(3)	The Company is the sole Limited Partner in GS Prysmian Co-Invest L.P.
(4)	Denominated in Canadian dollars.
(5)	Includes floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the LIBOR (London Inter-bank Offered Rate), EURIBOR (Euro Inter-bank Offered Rate), GBP LIBOR (London Inter-bank Offered Rate for British Pounds), or the prime rate. At December 31, 2008, the range of interest rates on floating rate bank debt was 6.31% to 10.73%.
(6)	Position is held across five US Dollar-denominated tranches with varying yields.
(7)	Position is held across three Euro-denominated tranches with varying yields.
(8)	See Note 6.
(9)	Aggregate gross unrealized appreciation for federal income tax purposes is $112,920; aggregate gross unrealized depreciation for federal income tax purposes is $1,051,827. Net unrealized depreciation is $938,907 based on a tax cost of $3,475,528.
¿	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
*	Denominated in USD unless otherwise noted.
**	Non-income producing security
***	Non-accrual status (see note 2m)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

Industry Classification	Percentage at December 31, 2008
Education	7.3%
Healthcare	6.7%
Financial Services	6.2%
Oil & Gas	5.9%
Diversified Service	5.9%
Insurance	5.4%
Business Services	5.3%
Retail	4.1%
Industrial	4.0%
Consumer Products	4.0%
Transportation	3.8%
Leisure Equipment	3.7%
Manufacturing	3.2%
Asset Management	3.0%
Hotels, Motels, Inns and Gaming	3.0%
Environmental	2.7%
Packaging	2.3%
Telecommunications	2.2%
Consumer Finance	2.1%
Grocery	2.0%
Consumer Services	2.0%
Electronics	1.9%
Consulting Services	1.8%
Building Products	1.6%
Machinery	1.5%
Beverage, Food, & Tobacco	1.3%
Media	1.3%
Publishing	1.1%
Market Research	1.1%
Direct Marketing	1.1%
Agriculture	0.7%
Distribution	0.6%
Broadcasting & Entertainment	0.6%
Chemicals	0.6%
Rental Equipment	0.0%

Total Investments	100.0%

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

March 31, 2008

(in thousands)

Investments in Non-Controlled/Non-Affiliated Portfolio Companies	Industry	Par Amount*	Cost	Fair Value (1)
Subordinated Debt/Corporate Notes—97.6%
AB Acquisitions UK Topco 2 Limited (Alliance Boots), GBP L+650, 7/9/17	Retail	£38,156	$74,087	$72,612
Advanstar, Inc., L+700, 11/30/15	Media	$22,115	22,115	22,225
Advantage Sales & Marketing, Inc., 12.00%, 3/29/14	Grocery	31,245	30,746	31,245
AMH Holdings II, Inc. (Associated Materials), 13.625%, 12/1/14 ¿	Building Products	50,314	49,501	50,314
Applied Systems, Inc., 12.50%, 9/26/14	Business Services	22,000	21,903	21,120
Arbonne Intermediate Holdco Inc. (Natural Products Group LLC), 13.50%, 6/19/14	Direct Marketing	67,395	67,221	37,067
Associated Materials, Inc., 0% / 11.25%, 3/1/14	Building Products	43,415	31,846	29,522
BNY ConvergEx Group, LLC, 14.00%, 10/2/14	Business Services	15,304	15,304	15,304
Brenntag Holding GmbH & Co. KG, E+700, 12/23/15	Chemicals	€19,135	23,548	24,221
Catalina Marketing Corporation, L+500, 10/1/17	Grocery	$31,959	30,218	28,124
Ceridian Corp., 12.25%, 11/15/15	Diversified Service	50,000	50,000	41,750
Ceridian Corp., 11.25%, 11/15/15	Diversified Service	31,000	30,539	26,376
Collect America, Ltd., 13.50%, 8/5/12 ¿	Consumer Finance	36,320	35,792	36,320
Delta Educational Systems, Inc., 16.00%, 5/12/13	Education	18,789	18,210	18,789
DSI Renal Inc., 14.00%, 4/7/14	Healthcare	10,404	10,404	10,404
Dura-Line Merger Sub, Inc., 13.25%, 9/22/14	Telecommunications	40,461	39,732	40,461
Energy Future Holdings, 11.25%, 11/1/17	Utilities	25,000	24,466	24,750
Eurofresh, Inc., 0% / 14.50%, 1/15/14 ¿	Agriculture	26,504	21,467	10,602
Eurofresh, Inc., 11.50%, 1/15/13 ¿	Agriculture	50,000	50,000	31,750
European Directories (DH5) B.V., 15.735%, 7/1/16	Publishing	€2,539	3,153	3,439
European Directories (DH7) B.V., E+950, 7/1/15	Publishing	€15,867	19,546	22,628
First Data Corporation, L+525, 3/31/16	Financial Services	$100,000	79,000	79,000
First Data Corporation, 9.875%, 9/24/15 ¿	Financial Services	45,500	38,946	37,860
FleetPride Corporation, 11.50%, 10/1/14 ¿	Transportation	47,500	47,500	45,837
FPC Holdings, Inc. (FleetPride Corporation), 0% /14.00%, 6/30/15 ¿	Transportation	37,846	33,179	33,304
General Nutrition Centers, Inc., L+450, 3/15/14 ¿	Retail	29,775	29,296	24,862
Goodman Global Inc., 13.50%, 2/15/16 ¿	Manufacturing	25,000	25,000	24,625
Hub International Holdings, 10.25%, 6/15/15 ¿	Insurance	20,000	20,000	13,900
HydroChem Holding, Inc., 13.50%, 12/8/14	Environmental	20,226	20,226	19,720
Infor Lux Bond Company (Infor Global), L+800, 9/2/14	Business Services	8,611	8,611	6,361
KAR Holdings, Inc., 10.00%, 5/1/15	Transportation	43,225	39,816	38,092
Language Line Holdings, Inc., 0% / 14.125%, 6/15/13	Business Services	27,678	24,468	22,641
Language Line Inc., 11.125%, 6/15/12	Business Services	27,081	26,863	27,623
Latham Manufacturing Corp., 14.00%, 12/30/12	Leisure Equipment	34,467	33,980	34,467

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2008

(in thousands)

	Industry	Par Amount*	Cost	Fair Value (1)
Subordinated Debt/Corporate Notes—(continued)
Laureate Education, Inc., L+550, 8/15/17	Education	$53,540	$49,385	$47,115
Lexicon Marketing (USA), Inc., 13.25%, 5/11/13 ***	Direct Marketing	28,482	28,482	—
LVI Services, Inc., 14.50%, 11/16/12	Environmental	45,302	45,302	45,302
MW Industries, Inc., 13.00%, 5/1/14	Manufacturing	60,000	58,946	60,000
Neff Corp., 10.00%, 6/1/15	Rental Equipment	5,000	5,000	2,395
Nielsen Finance LLC, 0% / 12.50%, 8/1/16	Market Research	61,000	41,572	38,926
OTC Investors Corporation (Oriental Trading Company), 13.50%, 1/31/15	Direct Marketing	24,407	24,407	24,407
Pacific Crane Maintenance Company, L.P., 13.00%, 2/15/14	Machinery	34,000	34,000	34,000
PBM Holdings, Inc., 13.50%, 9/29/13	Beverage, Food & Tobacco	17,723	17,723	17,014
Playpower Holdings Inc., 15.50%, 12/31/12 ¿	Leisure Equipment	72,098	72,098	72,098
Plinius Investments II B.V. (Casema), E+925, 9/13/16	Cable TV	€17,701	23,060	26,841
Pro Mach Merger Sub, Inc., 12.50%, 6/15/12	Machinery	$14,598	14,411	14,598
QHB Holdings LLC (Quality Home Brands), 13.50%, 12/20/13	Consumer Products	44,331	43,442	44,331
Ranpak Holdings, Inc., 15.00%, 12/27/15	Packaging	50,125	50,125	50,125
RSA Holdings Corp. of Delaware (American Safety Razor), 13.50%, 7/31/15	Consumer Products	43,817	43,817	43,817
Safety Products Holdings LLC, 11.75%, 1/1/12	Manufacturing	34,043	33,662	34,405
Serpering Investments B.V. (Casema), E+925, 9/13/16	Cable TV	€16,403	20,752	25,014
The Servicemaster Company, L+500, 7/15/15	Diversified Service	$67,173	60,177	51,051
TL Acquisitions, Inc. (Thomson Learning), 0% /13.25%, 7/15/15 ¿	Education	72,500	61,153	52,109
TL Acquisitions, Inc. (Thomson Learning), 10.50%, 1/15/15 ¿	Education	47,500	46,680	41,681
TP Financing 2, Ltd. (Travelex), GBP L+725, 4/1/15	Financial Services	£11,862	23,047	19,748
US Investigations Services, Inc., 10.50%, 11/1/15 ¿	Diversified Service	$7,500	6,131	6,188
Varietal Distribution, 10.25%, 7/15/15	Distribution	15,000	15,000	14,112
Varietal Distribution, 10.75%, 6/30/17	Distribution	21,875	21,247	19,359
WDAC Intermediate Corp., E+600, 11/29/15	Publishing	€41,611	$55,902	$45,607
Yankee Acquisition Corp., 9.75%, 2/15/17	Retail	$17,000	16,971	13,579
Yankee Acquisition Corp., 8.50%, 2/15/15	Retail	1,915	1,546	1,558

Total Subordinated Debt/Corporate Notes			$2,010,721	$1,852,695

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
2nd Lien Bank Debt/Senior Secured Loans (5)—38.1%
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

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited)

(in thousands except share and per share amounts)

Note 1. Organization

Apollo Investment Corporation, a Maryland corporation organized on February 2, 2004, is a closed-end, non-diversified management investment company that has filed an election to be treated as a business development company (“BDC”) under the Investment Company Act of 1940. In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”), under the Internal Revenue Code of 1986, as amended. Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in middle-market companies in the form of mezzanine and senior secured loans, each of which may include an equity component, and, to a lesser extent, by making direct equity investments in such companies.

Apollo Investment commenced operations on April 8, 2004 receiving net proceeds of $870,000 from its initial public offering selling 62 million shares of common stock at a price of $15.00 per share.

Note 2. Significant Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

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

The significant accounting policies consistently followed by Apollo Investment are:

(a)	Security transactions are accounted for on the trade date;

(b)	Under procedures established by our Board of Directors, we value investments, including certain subordinated debt, senior secured debt and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations (unless they are deemed not to represent fair value). We typically obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker or a primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. If and when market quotations are deemed not to represent fair value, we typically utilize independent third party valuation firms to assist us in determining fair value. Investments maturing in 60 days or less are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value. Debt and equity securities that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of our Board of Directors. Such determination of fair values may involve subjective judgments and estimates.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors.

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

On October 10, 2008, FASB Staff Position 157-3—Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FAS 157-3”) was issued. FAS 157-3 provides examples

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

of how to determine fair value in a market that is not active. FAS 157-3 does not change the fair value measurement principles set forth in FAS 157, as such our process for determining fair value remains consistent.

(c)	Gains or losses on the sale of investments are calculated by using the specific identification method.

(d)	Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination and/or commitment fees associated with debt investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination and/or commitment fees are recorded as interest income. Structuring fees are recorded as other income when earned.

(e)	Apollo Investment intends to comply with the applicable provisions of the Internal Revenue Code of 1986, as amended, pertaining to regulated investment companies to make distributions of taxable income sufficient to relieve it from substantially all Federal income taxes. Apollo Investment, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. Apollo Investment will accrue excise tax on estimated excess taxable income as required.

(f)	Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from accounting principles generally accepted in the United States of America.

(g)	Dividends and distributions to common stockholders are recorded as of record date. The amount to be paid out as a dividend is determined by the Board of Directors each quarter. Net realized capital gains, if any, are distributed or deemed distributed at least annually.

(h)	In accordance with Regulation S-X and the AICPA Audit and Accounting Guide for Investment Companies, the Company does not consolidate its interest in any company other than in investment company subsidiaries and controlled operating companies substantially all of whose business consists of providing services to the Company. Consequently, the Company does not consolidate special purpose entities through which it holds investments subject to financing with third parties. See note 6.

(i)	The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included with the net realized and unrealized gain or loss from investments. The Company’s investments in foreign securities may involve certain risks such as foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments and therefore the earnings of the Company.

(j)	The Company may enter into forward exchange contracts in order to hedge against foreign currency risk. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

(k)	The Company records origination expenses related to its multi-currency revolving credit facility as prepaid assets. These expenses are deferred and amortized using the straight-line method over the stated life of the facility.

(l)	The Company records registration expenses related to Shelf filings as prepaid assets. These expenses are charged as a reduction of capital upon utilization, in accordance with the AICPA Audit and Accounting Guide for Investment Companies.

(m)	Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, are likely to remain current.

(n)	In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes. FIN 48 was effective for financial statements issued for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation requires recognition of the impact of a tax position if that position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In addition, FIN 48 provides measurement guidance whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The adoption of FIN 48 did not have a material impact on the Company’s financial condition or results of operations. If the tax law requires interest and/or penalties to be paid on an underpayment of income taxes, interest and penalties will be classified as income taxes on our financial statements, if applicable.

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

For the three and nine months ended December 31, 2008, the Investment Adviser accrued $14,681 and $47,057, respectively, in base investment advisory and management fees and $13,197 and $38,898, respectively, in performance-based incentive fees from Apollo Investment. For the three and nine months ended December 31, 2007, the Investment Adviser accrued $15,987 and $43,833, respectively, in base investment advisory and management fees and $16,040 and $19,518, respectively, in performance-based incentive fees from Apollo Investment.

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

For the three and nine months ended December 31, 2008, the Administrator was reimbursed $479 and $3,202, respectively, from Apollo Investment on the $794 and $3,517, respectively, of expenses accrued under the Administration Agreement. For the three and nine months ended December 31, 2007, the Administrator was reimbursed $545 and $2,699, respectively, from Apollo Investment on the $618 and $2,772, respectively, of expenses accrued under the Administration Agreement.

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

Note 4. Net Asset Value Per Share

At December 31, 2008, the Company’s total net assets and net asset value per share were $1,403,497 and $9.87, respectively. This compares to total net assets and net asset value per share at March 31, 2008 of $1,897,908 and $15.83, respectively.

Note 5. Earnings (Loss) Per Share

The following information sets forth the computation of basic and diluted earnings (loss) per share for the three and nine months ended December 31, 2008 and December 31, 2007, respectively:

	Three months ended		Nine months ended
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Numerator for increase (decrease) in net assets per share:	$(475,543)	$(25,607)	$(641,655)	$128,939
Denominator for basic and diluted weighted average shares:	142,221,335	119,299,947	138,567,744	109,639,823
Basic and diluted earnings (loss) per share:	$(3.34)	$(0.21)	$(4.63)	$1.18

Note 6. Investments

AIC Credit Opportunities Fund LLC—We own all of the common member interests in AIC Credit Opportunity Fund LLC (“AIC Holdco”), which was formed for the purpose of holding various financed investments. Effective in June 2008 and through AIC Holdco, we invested $39,500 in a special purpose entity wholly owned by AIC Holdco, AIC (FDC) Holdings LLC (“Apollo FDC”), which was used to purchase a Junior Profit-Participating Note due 2013 in principal amount of $39,500 (the “Junior Note”) from Apollo I Trust (the “Trust”). The Trust also issued a Senior Floating Rate Note due 2013 (the “Senior Note”) to an unaffiliated third party (“FDC Counterparty”) in principal amount of $39,500 paying interest at Libor plus 1.50%, increasing over time to Libor plus 2.0%. The Trust used the aggregate $79,000 proceeds to acquire $100,000 face value of a senior subordinated loan of First Data Corporation (the “FDC Reference Obligation”) due 2016 and paying interest at 11.25% per year. The Junior Note generally entitles Apollo FDC to the net interest and other proceeds due under the FDC Reference Obligation after payment of interest due under the Senior Notes, as described above. In addition, Apollo FDC is subject to 100% of any realized appreciation or depreciation in the FDC Reference Obligation. However, since the Senior Note is a non-recourse obligation, Apollo FDC is only exposed up to the amount of equity used by AIC Holdco to fund the purchase of the Junior Note plus any additional margin Apollo decides to post, if any, during the term of the financing.

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

Pursuant to applicable investment company accounting, we do not consolidate AIC Holdco or its wholly owned subsidiaries and accordingly only the value of our investment in AIC Holdco is included on our balance sheet. The Senior Note, total return swap and Acquisition Loan are non-recourse to AIC Holdco, its subsidiaries and us and have standard events of default including failure to pay contractual amounts when due and failure by each of the underlying Apollo special purpose entities to provide additional credit support, sell assets or prepay a portion of its obligations if the value of the FDC Reference Obligation, the TXU Reference Obligation or the Boots Reference Obligation, as applicable, declines below specified levels. We may unwind any of these transactions at any time without penalty. From time to time AIC may provide additional capital to AIC Holdco for purposes of funding margin calls under one or more of the transactions described above. During the quarter ended December 31, 2008, we elected to post additional margin totaling $14,480.

Investments and cash equivalents consisted of the following as of December 31, 2008 and March 31, 2008.

	December 31, 2008		March 31, 2008
	Cost	Fair Value	Cost	Fair Value
Subordinated Debt/Corporate Notes	$2,076,537	$1,502,336	$2,010,721	$1,852,695
Preferred Equity	124,426	103,849	176,088	180,341
Common Equity/Equity Interests	437,333	322,858	356,289	467,034
Warrants	2,266	4,830	2,092	11,533
Bank Debt/Senior Secured Loans	827,859	602,748	841,257	721,945
Cash Equivalents	—	—	404,063	403,898

Totals	$3,468,421	$2,536,621	$3,790,510	$3,637,446

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

At December 31, 2008, our investments and cash equivalents were categorized as follows in the fair value hierarchy for SFAS No. 157 purposes:

		Fair Value Measurement at Reporting Date Using:
Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Equivalents	$—	$—	$—	$—
Total Investments	$2,536,621	$—	$—	$2,536,621

Total Investments and Cash Equivalents	$2,536,621	$—	$—	$2,536,621

The following chart shows the components of change in our investments categorized as Level 3, for the nine months ended December 31, 2008.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning Balance, March 31, 2008	$3,233,548
Total realized gains or losses included in earnings	(103,280)
Total unrealized gains or losses included in earnings	(778,900)
Purchases, including capitalized PIK interest (1)	440,408
Sales	(255,155)
Transfer in and/or out of Level 3	—

Ending Balance, December 31, 2008	$2,536,621

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations.	$(837,177)

(1)	Includes amortization of approximately $24,752

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Note 7. Foreign Currency Transactions and Translations

At December 31, 2008, the Company had outstanding non-US borrowings on its $1,700,000 multicurrency revolving credit facility denominated in euros, pounds sterling, and Canadian dollars. Unrealized appreciation (depreciation) on these outstanding borrowings is indicated in the table below:

Foreign Currency	Local Currency		Original Borrowing Cost	Current Value	Reset Date	Unrealized Appreciation (Depreciation)
Euro		€3,500	5,513	4,865	01/05/2009	648
British Pound		£2,000	3,565	2,876	01/05/2009	689
Euro		€4,000	5,619	5,560	01/05/2009	59
British Pound		£2,500	4,957	3,594	01/15/2009	1,363
British Pound		£2,000	3,928	2,876	01/20/2009	1,052
Euro		€3,500	5,025	4,865	01/20/2009	160
British Pound		£41,500	64,586	59,667	01/29/2009	4,919
Euro		€76,500	95,910	106,339	01/29/2009	(10,429)
British Pound		£3,000	5,896	4,313	01/30/2009	1,583
Canadian Dollar	C$	29,700	25,161	24,058	02/20/2009	1,103
Canadian Dollar	C$	22,500	19,189	18,226	03/05/2009	963
Canadian Dollar	C$	33,000	25,493	26,731	03/30/2009	(1,238)

			$264,842	$263,970		$872

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

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Note 8. Expense Offset Arrangement

The Company benefits from an expense offset arrangement with JPMorgan Chase Bank, N.A. (“custodian bank”) whereby the Company earns credits on any uninvested US dollar cash balances held by the custodian bank. These credits are applied by the custodian bank as a reduction of the monthly custody fees charged to the Company. The total amount of credits earned during the three and nine months ended December 31, 2008 are $95 and $227, respectively. The total amount of credits earned during the three and nine months ended December 31, 2007 are $78 and $225, respectively.

Note 9. Cash and Cash Equivalents

Pending investment in longer-term portfolio holdings, Apollo Investment may make temporary investments in U.S. Treasury bills (of varying maturities), repurchase agreements and certain other high-quality debt securities maturing in one year or less from the time of investment. These temporary investments are deemed cash equivalents by us and are included in our Schedule of Investments. At the end of each fiscal quarter, Apollo Investment considers taking proactive steps with the objective of enhancing investment flexibility in the next quarter. For example, Apollo Investment may purchase U.S. Treasury bills from time-to-time on the last business day of the quarter and would typically close out its position on a net cash basis subsequent to quarter end. Apollo Investment may also utilize repurchase agreements or other balance sheet transactions, including drawing down on its revolving credit facility, as it deems appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. Temporary investments with maturities of greater than 60 days from the time of purchase are marked-to-market as per our valuation policy.

Note 10. Repurchase Agreements

The Company may enter into repurchase agreements as part of its investment program. The Company’s custodian takes possession of collateral pledged by the counterparty. The collateral is marked-to-market daily to ensure that the value, plus accrued interest, is at least equal to the repurchase price. In the event of default of the obligor to repurchase, the Company has the right to liquidate the collateral and apply the proceeds in satisfaction of the obligation. Under certain circumstances, in the event of default or bankruptcy by the counterparty to the agreement, realization and/or retention of the collateral or proceeds may be subject to legal proceedings. There were no repurchase agreements outstanding at December 31, 2008 or March 31, 2008.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Note 11. Financial Highlights

The following is a schedule of financial highlights for the nine months ended December 31, 2008 and the year ended March 31, 2008:

	Nine months ended December 31, 2008 (unaudited)	Year ended March 31, 2008
Per Share Data:
Net asset value, beginning of period	$15.83	$17.87

Net investment income	1.12	1.82
Net realized and unrealized gain (loss)	(5.59)	(1.90)

Net increase (decrease) in net assets resulting from operations	(4.47)	(0.08)
Dividends to stockholders (1)	(1.60)	(2.06)
Effect of anti-dilution	0.11	0.10
Offering costs	— *	— *

Net asset value at end of period	$9.87	$15.83

Per share market price at end of period	$9.31	$15.83

Total return (2)	(33.7%)	(17.50%)

Shares outstanding at end of period	142,221,335	119,893,835

Ratio/Supplemental Data:
Net assets at end of period (in millions)	$1,403.5	$1,897.9

Ratio of net investment income to average net assets	7.42%	9.85%

Ratio of operating expenses to average net assets **	4.51%	4.92%
Ratio of credit facility related expenses to average net assets	2.00%	2.73%

Ratio of total expenses to average net assets **	6.51%	7.65%

Average debt outstanding	$1,216,205	$882,775

Average debt per share	$8.78	$7.88

Portfolio turnover ratio	8.0%	24.2%

(1)	Dividends and distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under accounting principles generally accepted in the United States of America. Per share amounts reflect total dividends paid divided by average shares for the respective periods.
(2)	Total return is based on the change in market price per share during the respective periods. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan. Total return is not annualized.
*	Represents less than one cent per average share.
**	The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is 4.50% and 6.50%, respectively, at December 31, 2008, inclusive of the expense offset arrangement (see Note 8). At March 31, 2008, the ratios were 4.91% and 7.64%, respectively.

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

The average debt outstanding on the credit facility was $1,216,205 and $778,855 for the nine months ended December 31, 2008 and 2007, respectively. The weighted average annual interest cost for the nine months ended December 31, 2008 was 4.38%, exclusive of 0.20% for commitment fees and for other prepaid expenses related to establishing the credit facility. The weighted average annual interest cost for the nine months ended December 31, 2007 was 5.48%, exclusive of 0.40% for commitment fees and for other prepaid expenses related to establishing the Facility. This weighted average annual interest cost reflects the average interest cost for all borrowings, including EURIBOR, CAD LIBOR, GBP LIBOR and USD LIBOR. The maximum amount borrowed during the nine months ended December 31, 2008 and 2007 was $1,685,285 and $1,142,891, respectively, at value. The remaining capacity under the facility was $537,530 at December 31, 2008. At December 31, 2008, the Company was in compliance with all financial and operational covenants required by the Facility.

Note 13. Commitments and Contingencies

The Company has the ability to issue standby letters of credit through its revolving credit facility. At December 31, 2008 and December 31, 2007, the Company had issued standby letters of credit through JPMorgan Chase Bank, N.A. totaling $2,661 and $0, respectively.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Apollo Investment Corporation

We have reviewed the accompanying statements of assets and liabilities of Apollo Investment Corporation (the “Company”) as of December 31, 2008, including the schedule of investments and the related statements of operations for the three and nine month periods ended December 31, 2008 and December 31, 2007, and the statement of cash flows for the nine month periods ended December 31, 2008 and December 31, 2007 and the statement of changes in net assets for the nine month period ended December 31, 2008. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities as of March 31, 2008, including the schedule of investments, and the related statement of operations, of cash flows, and statement of changes in net assets for the year then ended, and in our report dated May 28, 2008, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of assets and liabilities as of March 31, 2008 and in the statement of changes in net assets for the year then ended, is fairly stated in all material respects in relation to the statement of assets and liabilities from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

New York, New York

February 5, 2009

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

OVERVIEW

Apollo Investment was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a BDC under the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended. Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. Apollo Investment commenced operations on April 8, 2004 upon completion of its initial public offering that raised $870 million in net proceeds selling 62 million shares of its common stock at a price of $15.00 per share. Since then, and through December 31, 2008, we have raised approximately $1.4 billion in net proceeds from additional offerings of common stock.

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

•	calculation of our net asset value (including the cost and expenses of any independent valuation firm);

•	direct costs and expenses of administration, including independent registered public accounting and legal costs;

•	costs of preparing and filing reports or other documents with the SEC;

•	interest payable on debt, if any, incurred to finance our investments;

•	offerings of our common stock and other securities;

•	registration and listing fees;

•	fees payable to third parties, including agents, consultants or other advisors, relating to, or associated with, evaluating and making investments;

•	transfer agent and custodial fees;

•	taxes;

•	independent directors’ fees and expenses;

•	marketing and distribution-related expenses;

•	the costs of any reports, proxy statements or other notices to stockholders, including printing and postage costs;

•	our allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	organization and offering; and

•

all other expenses incurred by us or the Administrator in connection with administering our business, such as our allocable portion of overhead under the administration agreement, including rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs.

We expect our general and administrative operating expenses related to our ongoing operations to increase moderately in dollar terms. During periods of asset growth, we expect our general and administrative operating expenses to decline as a percentage of our total assets and increase during periods of asset declines. Incentive fees, interest expense and costs relating to future offerings of securities, among others, may also increase or reduce overall operating expenses based on portfolio performance, benchmarks LIBOR and EURIBOR, and offerings of our securities relative to comparative periods, among other factors.

Portfolio and Investment Activity

During the three months ended December 31, 2008, we invested $21.9 million, across 1 new and 3 existing portfolio companies. This compares to investing $360.0 million in 5 new and 10 existing portfolio companies for the three months ended December 31, 2007. Investments sold or prepaid during the three months ended December 31, 2008 totaled $144.3 million versus $122.7 million for the three months ended December 31, 2007. (For additional information, please see the “Liquidity and Capital Resources” section.)

At December 31, 2008, our net portfolio consisted of 73 portfolio companies and was invested 24% in senior secured loans, 59% in subordinated debt, 4% in preferred equity and 13% in common equity and warrants versus 70 portfolio companies invested 24% in senior secured loans, 55% in subordinated debt, 5% in preferred equity and 16% in common equity and warrants at December 31, 2007.

The weighted average yields on our senior secured loan portfolio, subordinated debt portfolio and total debt portfolio at our current cost basis were 9.0%, 13.3% and 12.1%, respectively, at December 31, 2008. At December 31, 2007, the yields were 11.6%, 13.0%, and 12.6%, respectively.

Since the initial public offering of Apollo Investment Corporation in April 2004 and through December 31, 2008, total invested capital exceeded $5.5 billion in 124 portfolio companies. Over the same period, Apollo Investment had also completed transactions with more than 85 different financial sponsors.

Senior secured loans and European mezzanine loans typically accrue interest at variable rates determined on the basis of a benchmark: LIBOR, EURIBOR, GBP LIBOR, or the prime rate, with stated maturities at origination that typically range from 5 to 10 years. While subordinated debt issued within the United States will typically accrue interest at fixed rates, some of these investments may include zero-coupon, PIK and/or step bonds that accrue income on a constant yield-to-call or maturity basis. At December 31, 2008, 70% or $1.6 billion of our interest-bearing investment portfolio was fixed rate debt and 30% or $0.7 billion was floating rate debt at value. At December 31, 2007, 57% or $1.6 billion of our interest-bearing investment portfolio was fixed rate debt and 43% or $1.2 billion was floating rate debt at value.

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

Valuation of Portfolio Investments

Under procedures established by our Board of Directors, we value investments, including certain subordinated debt, senior secured debt and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations (unless they are deemed not to represent fair value). We typically obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker or a primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. If and when market quotations are deemed not to represent fair value, we typically utilize independent third party valuation firms to assist us in determining fair value. Given the general market dislocation, the lack of trading activity and the forced sellers we noted in the market during the quarter ended and at December 31, 2008, our research and diligence concluded that the limited but available market quotations on a number of performing or outperforming credits may not be representative of fair value under generally accepted accounting principles in the U.S. Accordingly, such investments went through our multi-step valuation process as described below. In each case, our independent valuation firms considered observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations for such Level 3 categorized assets. Investments maturing in 60 days or less are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value. Debt and equity securities that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of our Board of Directors. Such determination of fair values may involve subjective judgments and estimates.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors.

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

On October 10, 2008, FASB Staff Position 157-3—Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FAS 157-3”) was issued. FAS 157-3 provides examples of how to determine fair value in a market that is not active. FAS 157-3 does not change the fair value measurement principles set forth in FAS 157, as such our process for determining fair value remains consistent.

Revenue Recognition

We record interest and dividend income on an accrual basis to the extent that we expect to collect such amounts. For loans and securities with contractual PIK interest or dividends, which represents contractual interest or dividends accrued and added to the balance that generally becomes due at maturity; we may not accrue PIK income if the portfolio company valuation indicates that the PIK income is not collectible, among other factors. We do not accrue as a receivable interest or dividends on loans and securities if we have reason to doubt our ability to collect such income. Loan origination fees, original issue discount, and market discount are capitalized and we amortize such amounts as interest income. Upon the prepayment of a loan or security, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and securities as interest income when we receive such amounts.

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

RESULTS OF OPERATIONS

Results comparisons are for the three and nine months ended December 31, 2008 and December 31, 2007.

Investment Income

For the three and nine months ended December 31, 2008, gross investment income totaled $97.5 million and $292.0 million, respectively. For the three and nine months ended December 31, 2007, gross investment income totaled $92.9 million and $267.9 million, respectively. The increase in gross investment income for the three and nine months ended December 31, 2008 was primarily due to the growth of our investment portfolio as compared to the previous period. Origination and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans.

Expenses

Net expenses totaled $43.9 million and $135.6 million, respectively, for the three and nine months ended December 31, 2008, of which $27.9 million and $86.0 million, respectively, were base management fees and performance-based incentive fees and $13.7 million and $42.0 million, respectively, were interest and other credit facility expenses. Of these expenses, general and administrative expenses totaled $2.3 million and $7.7 million, respectively, for the three and nine months ended December 31, 2008. Net expenses totaled $49.7 million and $108.3 million, respectively, for the three and nine months ended December 31, 2007, of which $32.0 million and $63.4 million, respectively, were base management fees and performance-based incentive fees and $16.0 million and $38.7 million, respectively, were interest and other credit facility expenses. Of these expenses, general and administrative expenses totaled $1.7 million and $6.2 million, respectively, for the three and nine months ended December 31, 2007. Expenses consist of base investment advisory and management fees, insurance expenses, administrative services fees, professional fees, directors’ fees, audit and tax services expenses, and other general and administrative expenses. The decrease in net expenses for the three months ended December 31, 2007 to the three months ended December 31, 2008 was primarily related to decreases in base management and incentive fees and decreases in interest and other credit facility expenses. The increase in net expenses from the nine months ended December 31, 2007 to the nine months ended December 31, 2008 was primarily related to increases in base management and incentive fees and other general and administrative expenses from the growth of our investment portfolio as compared to the previous period. For the three and nine months ended December 31, 2008, excise tax expenses accrued totaled $0.9 million. For the three and nine months ended December 31, 2007, excise tax expenses totaled $1.7 million.

Net Investment Income

The Company’s net investment income totaled $52.8 million and $155.6 million or $0.37 per share and $1.12 per share, respectively, for the three and nine months ended December 31, 2008. For the three and nine months ended December 31, 2007, net investment income totaled $41.5 million and $157.9 million or $0.35 per share and $1.44 per share, respectively.

Net Realized Gains (Losses)

The Company had investment sales and prepayments totaling $144.3 million and $254.7 million, respectively, for the three and nine months ended December 31, 2008. For the three and nine months ended December 31, 2007, investment sales and prepayments totaled $122.7 million and $611.5 million, respectively. Net realized losses for the three and nine months ended December 31, 2008 were $3.6 million and $63.4 million, respectively. For the three and nine months ended December 31, 2007, net realized gains totaled $80.5 million and $58.9 million, respectively.

Net Unrealized Appreciation (Depreciation) on Investments, Cash Equivalents and Foreign Currencies

For the three and nine months ended December 31, 2008 net change in unrealized depreciation on the Company’s investments, cash equivalents, foreign currencies and other assets and liabilities totaled $524.8 million and $733.9 million, respectively. For the three and nine months ended December 31, 2007, net change in unrealized depreciation on the Company’s investments, cash equivalents, foreign currencies and other assets and liabilities totaled $147.6 million and $87.8 million, respectively. A material increase in unrealized depreciation was recognized for the quarter from significantly lower fair value determinations on many of our investments. Lower fair values were driven primarily from the general market dislocation, the illiquid capital markets, and the current market expectations for pricing increased credit risk and default assumptions.

Net Increase (Decrease) in Net Assets From Operations

For the three and nine months ended December 31, 2008, the Company had a net decrease in net assets resulting from operations of $475.5 million and $641.7 million, respectively. For the three and nine months ended December 31, 2007 the Company had a net decrease in net assets resulting from operations of $25.6 million and a net increase in net assets resulting from operations of $128.9 million, respectively. The loss per share was $3.34 and $4.63 for the three and nine months ended December 31, 2008. For the three and nine months ended December 31, 2007, there was a loss per share of $0.21 and earnings per share of $1.18, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through periodic follow-on equity offerings, through its senior secured, multi-currency $1.7 billion, five-year, revolving credit facility maturing in April 2011, through investments in special purpose entities in which we hold and finance particular investments on a non-recourse basis, as well as from cash flows from operations, investment sales of liquid assets and prepayments of senior and subordinated loans and income earned from investments and cash equivalents. At December 31, 2008, the Company had $1.16 billion in borrowings outstanding and $0.54 billion remained unused. Given our asset coverage requirements, use of our capital resources has been significantly curtailed due to the significant increase in our deemed leverage from depreciating asset values. Accordingly, we expect any current liquidity needs to be met from continued cash flows from operations, investment sales of liquid assets, and managing the Company’s dividend policy, among other factors. In the future, the Company may raise additional equity or debt capital off its shelf registration or may securitize a portion of its investments, among other considerations. The primary use of funds will be investments in portfolio companies, cash distributions to our stockholders, reductions in debt outstanding and other general corporate purposes. On May 16, 2008, the Company closed on its most recent follow-on public equity offering of 22.3 million shares of common stock at $17.11 per share raising approximately $369.6 million in net proceeds.

	Payments due by Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Revolving Credit Facility (1)	$1,162	$—	$1,162	$—	$—

(1)	At December 31, 2008, $538 million remained unused under our senior secured revolving credit facility. Pricing of our credit facility is 100 basis points over LIBOR.

Information about our senior securities is shown in the following table as of each year ended March 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Revolving Credit Facility
Fiscal 2009 (at December 31, 2008)	$1,162,470	$2,207	$—	N/A
Fiscal 2008	1,639,122	2,158	—	N/A
Fiscal 2007	492,312	4,757	—	N/A
Fiscal 2006	323,852	4,798	—	N/A
Fiscal 2005	0	0	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by $1 to determine the Asset Coverage Per Unit.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, as senior securities are not registered for public trading.

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

Off-Balance Sheet Arrangements

The Company has the ability to issue standby letters of credit through its revolving credit facility. At December 31, 2008 and December 31, 2007, the Company had issued through JPMorgan Chase Bank, N.A. standby letters of credit totaling $2,661 and $0, respectively.

AIC Credit Opportunities Fund LLC

We own all of the common member interests in AIC Credit Opportunity Fund LLC (“AIC Holdco”), which was formed for the purpose of holding various financed investments. Effective in June 2008, we invested $39,500 in a special purpose entity wholly owned by AIC Holdco, AIC (FDC) Holdings LLC (“Apollo FDC”), which was used to purchase a Junior Profit-Participating Note due 2013 in principal amount of $39,500 (the “Junior Note”) from Apollo I Trust (the “Trust”). The Trust also issued a Senior Floating Rate Note due 2013 (the “Senior Note”) to an unaffiliated third party (“FDC Counterparty”) in principal amount of $39,500 paying interest at Libor plus 1.50%, increasing over time to Libor plus 2.0%. The Trust used the aggregate $79,000 proceeds to acquire $100,000 face value of a senior subordinated loan of First Data Corporation (the “FDC Reference Obligation”) due 2016 and paying interest at 11.25% per year. The Junior Note generally entitles Apollo FDC to the net interest and other proceeds due under the FDC Reference Obligation after payment of interest due under the Senior Notes, as described above. In addition, Apollo FDC is entitled to 100% of any realized appreciation in the FDC Reference Obligation and, since the Senior Note is a non-recourse obligation, is exposed up to the amount of equity used by AIC Holdco to fund the purchase of the Junior Note plus any additional margin Apollo decides to post, if any, during the term of the financing.

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

Pursuant to applicable investment company accounting, we do not consolidate AIC Holdco or its wholly owned subsidiaries and accordingly only the value of our investment in AIC Holdco is included on our balance sheet. The Senior Note, total return swap and Acquisition Loan are non-recourse to AIC Holdco, its subsidiaries and us and have standard events of default including failure to pay contractual amounts when due and failure by each of the underlying Apollo special purpose entities to provide additional credit support, sell assets or prepay a portion of its obligations if the value of the FDC Reference Obligation, the TXU Reference Obligation or the Boots Reference Obligation, as applicable, declines below specified levels. We may unwind any of these transactions at any time without penalty. From time to time AIC may provide additional capital to AIC Holdco for purposes of funding margin calls under one or more of the transactions described above. During the quarter ended December 31, 2008, we elected to post additional margin totaling $14,480.

Dividends

Dividends paid to stockholders for the three and nine months ended December 31, 2008 totaled $74.0 million or $0.52 per share and $221.9 million or $1.56 per share, respectively. For the three and nine months ended December 31, 2007 dividends totaled $62.0 million or $0.52 per share and $168.9 million or $1.55 per share, respectively. Tax characteristics of all dividends will be reported to shareholders on Form 1099 after the end of the calendar year. Our quarterly dividends, if any, will be determined by our Board of Directors.

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

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may in the future be limited in our ability to make distributions. Also, our revolving credit facility may limit our ability to declare dividends if we default under certain provisions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of the tax benefits available to us as a regulated investment company. In addition, in accordance with U.S. generally accepted accounting principles and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind interest, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a regulated investment company.

With respect to the dividends paid to stockholders, income from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies is treated as taxable income and accordingly, distributed to stockholders. For the three and nine months ended December 31, 2008 we received upfront fees totaling $0.0 million and $0.4 million, respectively, which are being amortized into income over the lives of their respective loans to the extent such loans remain outstanding. For the three and nine months ended December 31, 2007, we received upfront fees totaling $0.0 million and $0.1 million, respectively.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. During the nine months ended December 31, 2008, many of the loans in our portfolio had floating interest rates. These loans are usually based on floating LIBOR and typically have durations of one to six months after which they reset to current market interest rates. As the percentage of our U.S. mezzanine and other subordinated loans increase as a percentage of our total investments, we expect that more of the loans in our portfolio will have fixed rates. Accordingly, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the three and nine months ended December 31, 2008, we did not engage in interest rate hedging activities.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2008 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the third quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We, Apollo Investment Management, L.P. and Apollo Investment Administration, LLC are not currently subject to any material pending legal proceedings.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed below, in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 and those set forth under the caption “Risk Factors” in our registration statement on Form N-2 filed on October 7, 2008, which could materially affect our business, financial condition and/or operating results. The risks described below and in our Annual Report on Form 10-K and in our registration statement are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, operating results dividend payments, revolving credit facility, access to capital and valuation of our assets. In addition, please consider the following:

Capital markets are currently in a period of disruption and instability. These market conditions have materially and adversely affected debt and equity capital markets in the United States and abroad, which has had and could continue to result in a negative impact on our business and operations.

We believe that beginning in 2007 and into 2008, the global capital markets entered into a period of disruption as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of certain major financial institutions. Despite actions of the United States federal government and foreign governments, these events have contributed to worsening general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole and financial services firms in particular. These conditions could continue for a prolonged period of time or worsen in the future. While these conditions persist, we and other companies in the financial services sector may be required to, or may choose to, access alternative markets for debt and equity capital in order to grow. Equity capital may be difficult to raise because, subject to some limited exceptions, we are not generally able to issue and sell our common stock at a price below net asset value per share. In addition, the debt capital that will be available, if at all, may be at a higher cost, and on less favorable terms and conditions in the future. Conversely, our portfolio companies may not be able to service or refinance their debt which could materially and adversely affect our financial condition as we would experience reduced income or even losses. The inability to raise capital and the risk of portfolio company defaults may have a negative effect on our business, financial condition and results of operations.

In addition to regulatory restrictions that curtail our ability to raise capital, our revolving credit facility contains various covenants which, if not complied with, could accelerate repayment thereunder, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay dividends.

The agreements governing our revolving credit facility require us to comply with certain financial and operational covenants. These covenants require us to, among other things, maintain certain financial ratios, including asset coverage, minimum shareholder equity and liquidity. As of December 31, 2008, we were in compliance with these covenants. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. For example, during the quarter ended December 31, 2008, net unrealized depreciation in our portfolio increased and, given the further deterioration in the capital markets and pricing levels subsequent to this period, net unrealized depreciation in our portfolio may continue to increase in the future. Absent an amendment to our revolving credit facility, continued unrealized depreciation in our investment portfolio could result in non-compliance with certain covenants.

Accordingly, there are no assurances that we will continue to comply with these covenants. Failure to comply with these covenants would result in a default which, if we were unable to obtain a waiver from the lenders, could accelerate repayment under the facilities and thereby have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay dividends.

Many of our portfolio investments are recorded at fair value as determined in good faith by or under the direction of our board of directors and, as a result, there is uncertainty as to the value of our portfolio investments.

A large percentage of our portfolio investments are not publicly traded. The fair value of these investments may not be readily determinable. We value these investments quarterly at fair value as determined in good faith by or under the direction of our board of directors pursuant to a valuation policy and a consistently applied valuation process utilizing the input of our investment adviser, independent valuation firms and the audit committee. Our board of directors utilizes the services of several independent valuation firms to aid it in determining the fair value of these investments. The types of factors that may be considered in fair value pricing of these investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to more liquid securities, indices and other market-related inputs, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a readily available market for these investments existed and may differ materially from the amounts we realize on any disposition of such investments. Our net asset value could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon the disposal of such investments.

In addition, decreases in the market values or fair values of our investments are recorded as unrealized depreciation. The continuing unprecedented declines in prices and liquidity in the debt markets have resulted in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio has reduced our NAV by increasing net unrealized depreciation in our portfolio. Subsequent to December 31, 2008 through the date of this report, conditions in the public debt and equity markets have continued to deteriorate and pricing levels have continued to decline. As a result, depending on market conditions, we could incur substantial realized losses and may continue to suffer additional unrealized losses in future periods, which could have a material adverse impact on our business, financial condition and results of operations.

Loss of regulated investment company tax treatment would substantially reduce net assets and income available for debt service and dividends.

We have operated so as to qualify as a regulated investment company under Subchapter M of the Code. If we meet source of income, asset diversification, and distribution requirements, we generally will not be subject to corporate-level income taxation on income we timely distribute, or deem to distribute, to our stockholders as dividends. We would cease to qualify for such tax treatment if we were unable to comply with these requirements. In addition, we may have difficulty meeting the requirement to make distributions to our stockholders because in certain cases we may recognize income before or without receiving cash representing such income. If we fail to qualify as a regulated investment company, we will have to pay corporate-level taxes on all of our income whether or not we distribute it, which would substantially reduce the amount of income available for debt service and distributions to our stockholders. Even if we qualify as a regulated investment company, we generally will be subject to a corporate-level income tax on the income we do not distribute. If we do not distribute at least 98% of our annual taxable income (excluding net long-term capital gains retained or deemed to be distributed) in the year earned, we generally will be required to pay an excise tax on amounts carried over and distributed to shareholders in the next year equal to 4% of the amount by which 98% of our annual taxable income available for distribution exceeds the distributions from such income for the current year.

There is a risk that our common stockholders may not receive dividends or distributions.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may in the future be limited in our ability to make distributions. Also, our revolving credit facility may limit our ability to declare dividends if we default under certain provisions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of the tax benefits available to us as a regulated investment company. In addition, in accordance with U.S. generally accepted accounting principles and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind interest, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a regulated investment company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Apollo Investment Corporation announced in a press release distributed on February 5, 2009 that its Board of Directors has declared its fourth fiscal quarter dividend of $0.26 per share, payable on April 2, 2009 to stockholders of record as of March 19, 2009.

Item 6.	Exhibits

(a) Exhibits

Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1	Articles of Amendment and Restatement, as amended (1)

3.2	Amended and Restated Bylaws (5)

4.1	Form of Stock Certificate (3)

10.1	Investment Advisory Management Agreement between Registrant and Apollo Investment Management, L.P. (2)

10.1(b)	Supplement to the Investment Advisory Management Agreement between Registrant and Apollo Investment Management, L.P. (5)

10.2	Administration Agreement between Registrant and Apollo Investment Administration, LLC (2)

10.3	Dividend Reinvestment Plan (3)

10.4	Custodian Agreement (3)

10.5	License Agreement between the Registrant and Apollo Management, L.P. (2)

10.6	Form of Transfer Agency and Service Agreement (2)

10.7	Amended and Restated Senior Secured Revolving Credit Agreement (4)

15.1*	Awareness Letter of Independent Registered Public Accounting Firm

22.1	Proxy Statement (6)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Filed herewith.
(1)	Incorporated by reference from the Registrant’s post-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on August 14, 2006.
(2)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 3 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 1, 2004.
(3)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on March 12, 2004.
(4)	Incorporated by reference from the Registrant’s Form 8-K filed on April 4, 2006.
(5)	Incorporated by reference from the Registrant’s Form 10-K filed on June 12, 2006.
(6)	Incorporated by reference from the Registrant’s 14A filed on June 30, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 5, 2009.

APOLLO INVESTMENT CORPORATION

By:	/s/ JAMES C. ZELTER
James C. Zelter
Chief Executive Officer and Director

By:	/s/ RICHARD L. PETEKA
Richard L. Peteka Chief Financial Officer and Treasurer