Form 10-K
period 2009-03-31
APOLLO INVESTMENT CORP
filed 2009-06-01
CIK 1278752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER: 814-00646

APOLLO INVESTMENT CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	52-2439556
(State of Incorporation)	(I.R.S. Employer Identification Number)

9 West 57th Street New York, N.Y.	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 515-3450

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒            Accelerated filer  ☐

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the Registrant on September 30, 2008 based on the closing price on that date of $17.05 on the NASDAQ Global Select Market was approximately $2.4 billion. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 142,221,335 shares of the Registrant’s common stock outstanding as of May 26, 2009.

APOLLO INVESTMENT CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2009

PART I

Item 1. Business

Apollo Investment Corporation

Apollo Investment Corporation (“Apollo Investment”, the “Company” or “we”), a Maryland corporation organized on February 2, 2004, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended.

Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in middle-market companies in the form of mezzanine and senior secured loans, as well as by making equity investments. From time to time, we may also invest in the securities of public companies as well as public companies whose securities are thinly traded.

Our portfolio is comprised primarily of investments in long-term subordinated debt, referred to as mezzanine debt, and senior secured loans of private middle-market companies, and from time to time includes equity interests such as common stock, preferred stock, warrants or options. In this Form 10-K, we use the term “middle-market” to refer to companies with annual revenues between $50 million and $2 billion. While our primary focus is to generate both current income and capital appreciation through investments in U.S. senior and subordinated loans, other debt securities and private equity, we may also invest a portion of the portfolio in opportunistic investments, including foreign securities.

Apollo Investment Management (“AIM”) is the investment adviser for the Company and an affiliate of Apollo Global Management, LLC (“AGM”). AGM and other affiliates manage other funds that may have investment mandates that are similar, in whole or in part, with ours. AIM and its affiliates may determine that an investment is appropriate both for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, AIM may determine that we should invest on a side-by-side basis with one or more other funds. We may make all such investments subject to compliance with applicable regulations and interpretations, and our allocation procedures. In certain circumstances negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. There can be no assurance that any such order will be obtained.

During our fiscal year ended March 31, 2009, we invested $435 million across 12 new and 13 existing portfolio companies. This compares to investing $1.8 billion in 27 new and 15 existing portfolio companies for the previous fiscal year ended March 31, 2008. Investments sold or prepaid during the fiscal year ended March 31, 2009 totaled $340 million versus $714 million for the fiscal year ended March 31, 2008. Total invested capital since our initial public offering in April 2004 through March 31, 2009 is $5.6 billion. The weighted average yields on our senior secured loan portfolio, subordinated debt portfolio and total debt portfolio at our current cost basis were 8.2%, 13.2% and 11.7%, respectively, at March 31, 2009. At March 31, 2008, the yields were 10.0%, 12.8%, and 12.0%, respectively.

Our targeted investment size typically ranges between $20 million and $250 million, although this investment size may vary proportionately as the size of our available capital base changes. At March 31, 2009, our net portfolio consisted of 72 portfolio companies and was invested 27% in senior secured loans, 59% in subordinated debt, 4% in preferred equity and 10% in common equity and warrants measured at fair value versus 71 portfolio companies invested 22% in senior secured loans, 57% in subordinated debt, 6% in preferred equity and 15% in common equity and warrants at March 31, 2008.

Since the initial public offering of Apollo Investment in April 2004 and through March 31, 2009, invested capital totals $5.6 billion in 124 portfolio companies. Over the same period, Apollo Investment has also completed transactions with more than 85 different financial sponsors.

Senior secured loans and European mezzanine loans typically accrue interest at variable rates determined on the basis of a benchmark: LIBOR, EURIBOR, GBP LIBOR, or the prime rate, with stated maturities at origination that typically range from 5 to 10 years. While subordinated debt issued within the United States will typically accrue interest at fixed rates, some of these investments may include zero-coupon, PIK and/or step bonds that accrue income on a constant yield to call or maturity basis. At March 31, 2009, 69% or $1.5 billion of our interest-bearing investment portfolio is fixed rate debt and 31% or $0.7 billion is floating rate debt, measured at fair value. At March 31, 2008, 62% or $1.6 billion of our interest-bearing investment portfolio was fixed rate debt and 38% or $1.0 billion was floating rate debt.

Apollo Investment Management

AIM, our investment adviser, is led by a dedicated team of investment professionals. The investment committee of AIM currently consists of John J. Hannan, the Chairman of our board of directors; James C. Zelter, our Chief Executive Officer and a Vice President of the general partner of AIM; Patrick J. Dalton, our President and Chief Operating Officer of Apollo Investment and a Vice President and the Chief Investment Officer of the general partner of AIM; Rajay Bagaria, a Partner of AIM; and Justin Sendak, a Partner of AIM. The composition of the investment committee of AIM may change from time to time. AIM draws upon AGM’s 19 year history and benefits from the broader firm’s significant capital markets, trading and research expertise developed through investments in many core sectors in over 150 companies since inception.

Apollo Investment Administration

In addition to furnishing us with office facilities, equipment, and clerical, bookkeeping and record keeping services, Apollo Investment Administration (“AIA” or “Apollo Administration”) also oversees our financial records as well as the preparation of our reports to stockholders and reports filed with the SEC. AIA oversees the determination and publication of our net asset value, oversees the preparation and filing of our tax returns, and generally monitors the payment of our expenses and the performance of administrative and professional services rendered to us by others. Furthermore, AIA provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance.

Operating and Regulatory Structure

Our investment activities are managed by AIM and supervised by our board of directors, a majority of whom are independent of Apollo and its affiliates. AIM is an investment adviser that is registered under the Investment Advisers Act of 1940. Under our investment advisory and management agreement, we pay AIM an annual base management fee based on our gross assets as well as an incentive fee.

As a business development company, we are required to comply with certain regulatory requirements. Also, while we are permitted to finance investments using debt, our ability to use debt is limited in certain significant respects. We have elected to be treated for federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Code.

Investments

Apollo Investment seeks to create a portfolio that includes primarily debt investments in mezzanine and senior secured loans and, to a lesser extent, private equity investments by generally investing approximately $20 million to $250 million of capital, on average, in these securities of middle-market companies. The average investment size will vary as the size of our capital base varies. Our target portfolio will generally be more heavily weighted toward mezzanine loans. Structurally, mezzanine loans usually rank subordinate in priority of payment to senior debt, such as senior bank debt, and are often unsecured. As such, other creditors may rank senior to us in the event of an insolvency. However, mezzanine loans rank senior to common and preferred equity in a borrowers’ capital structure. Mezzanine loans may have a fixed or floating interest rate. Additional upside can be generated from upfront fees, call protection including call premiums, equity co-investments or warrants. We believe that mezzanine loans offer an attractive investment opportunity based upon their historic returns. Additionally, we may acquire investments in the secondary market if we believe the risk-adjusted returns are attractive.

Our principal focus is to provide capital to middle-market companies in a variety of industries. We generally seek to target companies that generate positive free cash flows.

The following is a representative list of the industries in which we have invested:

• Building materials	• Education	• Lodging/Leisure/Resorts

• Business services	• Energy/Utilities	• Manufacturing/Basic industry

• Cable television	• Environmental services	• Media

• Chemicals	• Financial services	• Packaging

• Communications	• Food	• Printing and publishing

• Consumer products	• Government services	• Restaurants

• Distribution	• Healthcare	• Transportation

We may also invest in other industries if we are presented with attractive opportunities.

In an effort to increase our returns and the number of loans that we can make, we may in the future seek to securitize our loans. To securitize loans, we may create a wholly owned subsidiary and contribute a pool of loans to the subsidiary. We may sell interests in the subsidiary on a non-recourse basis to purchasers whom we would expect to be willing to accept a lower interest rate to invest in investment-grade loan pools. We may use the proceeds of such sales to pay down bank debt or to fund additional investments. We may also invest through special purpose entities or other arrangements, including total return swaps and repurchase agreements, in order to obtain non-recourse financing or for other purposes.

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

At March 31, 2009, our net portfolio consisted of 72 portfolio companies and was invested 27% in senior secured loans, 59% in subordinated debt, 4% in preferred equity and 10% in common equity and warrants measured at fair value. We expect that our portfolio will continue to include primarily mezzanine loans, and to a lesser extent, senior secured loans, and equity-related securities. In addition, we also expect to invest a portion of our portfolio in opportunistic investments, which are not our primary focus, but are intended to enhance our risk-adjusted returns to stockholders. These investments may include, but are not limited to, securities of public companies and debt and equity securities of companies located outside of the United States.

While our primary focus is to generate both current income and capital appreciation through investments in U.S. senior and subordinated loans, other debt securities and private equity, we may also invest a portion of the portfolio in opportunistic investments, including foreign securities.

Listed below are our top ten portfolio companies and industries represented as a percentage of total assets for the years ended March 31, 2009 and 2008:

TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF MARCH 31, 2009

PORTFOLIO COMPANY	% of Total Assets	INDUSTRY	% of Total Assets
Asurion Corporation	4.8%	Education	7.4%
First Data Corporation	4.5%	Healthcare	6.5%
TL Acquisitions, Inc. (Thomson Learning)	3.8%	Financial Services	6.2%
Gray Wireline Service, Inc.	3.2%	Diversified Service	5.8%
Ceridian Corp.	2.9%	Insurance	5.6%
Ranpak Corporation	2.9%	Oil & Gas	4.9%
Playpower Holdings Inc.	2.8%	Consumer Products	4.1%
Fleetpride Corporation	2.8%	Transportation	3.9%
Grand Prix Holdings, LLC (Innkeepers USA)	2.7%	Retail	3.8%
Quality Home Brands Holdings	2.6%	Industrial	3.6%

TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF MARCH 31, 2008

PORTFOLIO COMPANY	% of Total Assets	INDUSTRY	% of Total Assets
Grand Prix Holdings, LLC (Innkeepers USA)	6.6%	Hotels, Motels, Inns and Gaming	6.6%
First Data Corporation	4.9%	Financial Services	6.1%
Asurion Corporation	3.1%	Oil & Gas	5.5%
TL Acquisitions, Inc. (Thomson Learning)	2.5%	Education	4.9%
GS Prysmian Co-Invest L.P. (Prysmian Cables)	2.5%	Business Services	4.3%
Gray Wireline Service, Inc.	2.2%	Industrial	4.0%
Associated Materials, Inc.	2.1%	Retail	3.8%
Fleetpride Corporation	2.1%	Insurance	3.5%
Quality Home Brands Holdings	2.0%	Diversified Service	3.4%
Ranpak Corporation	2.0%	Environmental	3.3%

Listed below is the geographic breakdown of the portfolio as of March 31, 2009 and 2008:

Geographic Region	% of Portfolio at March 31, 2009	Geographic Region	% of Portfolio at March 31, 2008
United States	90.9%	United States	86.8%
Canada	1.8%	Canada	2.1%
Western Europe	7.3%	Western Europe	11.1%

	100.0%		100.0%

Investment selection & due diligence

We are committed to a value oriented philosophy and will commit resources to managing risk to the Company’s capital. Our investment adviser conducts due diligence on prospective portfolio companies. In conducting their due diligence, our adviser uses information provided by the company and its management team, publicly available information, as well as information from their extensive relationships with former and current management teams, consultants, competitors and investment bankers and the direct experience of the senior partners of our affiliates.

Our investment adviser’s due diligence will typically include:

•	review of historical and prospective financial information;

•	on-site visits;

•	interviews with management, employees, customers and vendors of the potential portfolio company;

•	review of loan documents;

•	background checks; and

•	research relating to the company’s management, industry, markets, products and services, and competitors.

Upon the completion of due diligence and a decision to proceed with an investment in a company, the professionals leading the investment present the investment opportunity to our investment adviser’s investment committee, which determines whether to pursue the potential investment. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys and independent accountants (retained by such portfolio company) prior to the closing of the investment, as well as other outside advisers, as appropriate.

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

In the case of our mezzanine and senior secured loan investments, we seek to tailor the terms of the investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio company to achieve its business plan and improve its profitability. For example, in addition to seeking a senior position in the capital structure of our portfolio companies, we seek to limit the downside potential of our investments by:

•	requiring an expected total return on our investments (including both interest and potential equity appreciation) that compensates us for credit risk;

•	generally incorporating call protection into the investment structure; and

•

negotiating covenants and information rights in connection with our investments that afford our portfolio companies as much flexibility in managing their businesses as possible, consistent with our goal of preserving our capital. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or participation rights.

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

AIM monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, AIM reviews these investment ratings on a quarterly basis, and our board of directors affirms such ratings.

Valuation Process

The following is a description of the steps we take each quarter to determine the value of our portfolio. Many of our portfolio investments are recorded at fair value as determined in good faith by or under the direction of our board of directors pursuant to a written valuation policy and a consistently applied valuation process utilizing the input of our investment adviser, independent valuation firms and the audit committee. Investments for which market quotations are readily available are recorded in our financial statements at such market quotations if they are deemed to represent fair value. Market quotations may be deemed not to represent fair value where AIM believes that facts and circumstances applicable to an issuer, a seller or purchaser or the market for a particular security causes current market quotes not to reflect the fair value of the security, among other reasons. Examples of these events could include cases in which material events are announced after the close of the market on which a security is primarily traded, when a security trades infrequently causing a quoted purchase or sale price to become stale or in the event of a “fire sale” by a distressed seller.

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

(2) preliminary valuation conclusions are then documented and discussed with senior management of our investment adviser;

(3) independent valuation firms engaged by our board of directors conduct independent appraisals and review our investment adviser’s preliminary valuations and make their own independent assessment;

(4) the audit committee of the board of directors reviews the preliminary valuation of our investment adviser and that of the independent valuation firm and responds to the valuation recommendation of the independent valuation firm to reflect any comments; and

(5) the board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of our investment adviser, the respective independent valuation firm and the audit committee.

When we make investments that involve deferrals of interest payable to us, any increase in the value of the investment due to the accrual or receipt of payment of interest is allocated to the increase in the cost basis of the investment, rather than to capital appreciation or gain.

Competition

Our primary competitors in providing financing to middle-market companies include public and private funds, commercial and investment banks, commercial financing companies, and, to the extent they provide an alternative form of financing, private equity funds. Additionally, because competition for investment opportunities generally has increased among alternative investment vehicles, such as hedge funds, those entities have begun to invest in areas they have not traditionally invested in, including investments in middle-market companies. Some of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. We also expect to use the industry information of Apollo’s investment professionals to which we have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we believe that the relationships of the senior managers of AIM and those of our affiliates enable us to learn about, and compete effectively for, financing opportunities with attractive middle-market companies in the industries in which we seek to invest.

Staffing

The Company has a chief financial officer and a chief compliance officer and, to the extent necessary, they have hired and will continue to hire additional personnel. These individuals are employees of Apollo Administration and perform their respective functions under the terms of the administration agreement. Certain of our other executive officers are managing partners of our investment adviser. Our day-to-day investment operations are managed by our investment adviser. AIM has hired and will continue to hire additional investment professionals in the future. In addition, we reimburse Apollo Administration for our allocable portion of expenses incurred by it in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs.

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

You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 am to 3:00 pm. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is (http://www.sec.gov).

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

CERTAIN RISKS IN THE CURRENT ENVIRONMENT

Capital markets are currently in a period of disruption and instability. These market conditions have materially and adversely affected debt and equity capital markets in the United States and abroad, which has had and could continue to result in a negative impact on our business and operations.

We believe that beginning in 2007 and through 2008, the global capital markets were in a period of disruption as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of certain major financial institutions and have remained as such through the date of this filing. Despite actions of the United States federal government and foreign governments, these events have contributed to worsening general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole and financial services firms in particular. These conditions could continue for a prolonged period of time or worsen in the future. While these conditions persist, we and other companies in the financial services sector may be required to, or may choose to, seek access to alternative markets for debt and equity capital. Equity capital may be difficult to raise because, subject to some limited exceptions, we are not generally able to issue and sell our common stock at a price below net asset value per share. In addition, the debt capital that will be available, if at all, may be at a higher cost, and on less favorable terms and conditions in the future. Conversely, our portfolio companies may not be able to service or refinance their debt, which could materially and adversely affect our financial condition as we would experience reduced income or even losses. The inability to raise capital and the risk of portfolio company defaults may have a negative effect on our business, financial condition and results of operations.

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

We may suffer credit losses.

Investment in small and middle-market companies is highly speculative and involves a high degree of risk of credit loss. These risks are likely to increase during economic recession, such as the US and many other economies have been experiencing.

We are dependent upon Apollo Investment Management’s key personnel for our future success and upon their access to Apollo’s investment professionals and partners.

We depend on the diligence, skill and network of business contacts of the senior management of AIM. Members of our senior management may depart at any time. We also depend, to a significant extent, on AIM’s access to the investment professionals and partners of Apollo and the information and deal flow generated by the Apollo investment professionals in the course of their investment and portfolio management activities. The senior management of AIM evaluates, negotiates, structures, closes and monitors our investments. Our future success depends on the continued service of the senior management team of AIM. The departure of any senior managers of AIM, or of a significant number of the investment professionals or partners of Apollo, could have a material adverse effect on our ability to achieve our investment objective. In addition, we can offer no assurance that AIM will remain our investment adviser or that we will continue to have access to Apollo’s partners and investment professionals or its information and deal flow.

Our financial condition and results of operation depend on our ability to manage future growth effectively.

Our ability to achieve our investment objective depends, in part, on our ability to grow, which depends, in turn, on AIM’s ability to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of AIM’s structuring of the investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. The senior management team of AIM has substantial responsibilities under the investment advisory and management agreement, and with respect to certain members, in connection with their roles as officers of other Apollo funds.

They may also be called upon to provide managerial assistance to our portfolio companies. These demands on their time may distract them or slow the rate of investment. In order to grow, we and AIM need to hire, train, supervise and manage new employees. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly competitive market for investment opportunities.

A number of entities compete with us to make the types of investments that we make. We compete with public and private funds, commercial and investment banks, commercial financing companies, and, to the extent they provide an alternative form of financing, private equity funds. Additionally, because competition for investment opportunities generally has increased in recent years among alternative investment vehicles, such as hedge funds, those entities have begun to invest in areas they have not traditionally invested in. As a result of these entrants, competition for investment opportunities intensified in recent years and may intensify further in the future. Some of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions and valuation requirements that the 1940 Act imposes on us as a BDC. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this existing and potentially increasing competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

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

We will be subject to corporate-level income tax if we are unable to qualify as a Regulated Investment Company (“RIC”).

To qualify as a RIC under the Code, we must meet certain source-of-income, asset diversification and annual distribution requirements. The annual distribution requirement for a RIC is satisfied if we distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders on an annual basis. To the extent we use debt financing, we are subject to certain asset coverage ratio requirements and other financial covenants under loan and credit agreements, and could in some circumstances also become subject to such requirements under the 1940 Act, that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments are in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate-level taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the making of a loan or possibly in other circumstances, or payment-in-kind interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount, which could be significant relative to our overall investment activities, or increases in loan balances as a result of payment-in-kind arrangements are included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we do not receive in cash.

That part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that may include interest that has been accrued but not yet received in cash. If a portfolio company defaults on a loan, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible. Consequently, while we may make incentive fee payments on income accruals that we may not collect in the future and with respect to which we do not have a formal clawback right against our investment adviser per se, the amount of accrued income written off in any period will reduce the income in the period in which such write-off was taken and thereby reduce such period’s incentive fee payment.

Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the tax requirement to distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to maintain our status as a RIC. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations in order to meet distribution and/or leverage requirements.

Regulations governing our operation as a BDC affect our ability to, and the way in which we raise additional capital.

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, the contractual arrangements governing these securities may require us to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

BDCs may issue and sell common stock at a price below net asset value per share only in limited circumstances, one of which is during the one-year period after stockholder approval. In August 2008, our stockholders approved a plan so that we may, in one or more public or private offerings of our common stock, sell or otherwise issue shares of our common stock at a price below the then current net asset value per share, subject to certain conditions including parameters on the level of permissible dilution, approval of the sale by a majority of our independent directors and a requirement that the sale price be not less than approximately the market price of the shares of our common stock at specified times, less the expenses of the sale. We may ask our stockholders for additional approvals from year to year. There is no assurance such approvals will be obtained.

In the event we sell, or otherwise issue, shares of our common stock at a price below net asset value per share, existing stockholders will experience net asset value dilution and the investors who acquire shares in such offering may thereafter experience the same type of dilution from subsequent offerings at a discount. For example, if we sell an additional 10% of our common shares at a 5% discount from net asset value, a stockholder who does not participate in that offering for its proportionate interest will suffer net asset value dilution of up to 0.5% or $5 per $1000 of net asset value.

We currently use borrowed funds to make investments and are exposed to the typical risks associated with leverage.

We are exposed to increased risk of loss due to our use of debt to make investments. A decrease in the value of our investments will have a greater negative impact on the value of our common stock than if we did not use debt. Our ability to pay dividends will be restricted if we fail to satisfy certain of our asset coverage ratios and other financial covenants and any amounts that we use to service our indebtedness are not available for dividends to our common stockholders.

The agreements governing our revolving credit facility require us to comply with certain financial and operational covenants. These covenants require us to, among other things, maintain certain financial ratios, including asset coverage, minimum shareholder equity and liquidity. As of March 31, 2009, we were in compliance with these covenants. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. For example, during the year ended March 31, 2009, net unrealized depreciation in our portfolio increased and, given the further deterioration in the capital markets and pricing levels subsequent to this period, net unrealized depreciation in our portfolio may continue to increase in the future. Absent an amendment to our revolving credit facility, continued unrealized depreciation in our investment portfolio could result in non-compliance with certain covenants.

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

Borrowings and other types of financing, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. Our lenders have fixed dollar claims on our assets that are superior to the claims of our common stockholders or any preferred stockholders. If the value of our assets increases, then leveraging would cause the net asset value to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of consolidated interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments. Leverage is generally considered a speculative investment technique.

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

Because we borrow money, and may issue preferred stock to finance investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay dividends on preferred stock and the rate at which we invest these funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase, except to the extent we issue fixed rate debt or preferred stock, which could reduce our net investment income. Our long-term fixed-rate investments are financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Interest rate hedging activities do not protect against credit risk. We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that the balance sheet were to remain constant from March 31, 2009 and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would not materially affect our investment income over a one-year horizon. Although management believes that this is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

You should also be aware that a rise in the general level of interest rates can be expected to lead to higher interest rates we receive on many of our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the performance threshold and may result in a substantial increase in the amount of incentive fees payable to our investment adviser with respect to pre-incentive fee net investment income.

We may need to raise additional capital to grow because we must distribute most of our income.

We may need additional capital to fund growth in our investments. We have issued equity securities and have borrowed from financial institutions. A reduction in the availability of new capital could limit our ability to grow. We must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders to maintain our regulated investment company status. As a result, such earnings are not available to fund investment originations. We expect to continue to borrow from financial institutions and issue additional debt and equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. In addition, as a BDC, our ability to borrow or issue additional preferred stock may be restricted if our total assets are less than 200% of our total borrowings and preferred stock.

Many of our portfolio investments are recorded at fair value as determined in good faith by our board of directors and, as a result, there is uncertainty as to the value of our portfolio investments.

A large percentage of our portfolio investments are not publicly traded. The fair value of these investments may not be readily determinable. We value these investments quarterly at fair value (based on FAS 157, its corresponding guidance and the principal markets in which these investments trade) as determined in good faith by our board of directors pursuant to a written valuation policy and a consistently applied valuation process utilizing the input of our investment adviser, independent valuation firms and the audit committee. Our board of directors utilizes the services of independent valuation firms to aid it in determining the fair value of these investments. The types of factors that may be considered in fair value pricing of these investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to more liquid securities, indices and other market-related inputs, discounted cash flow, our principal market, and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a readily available market for these investments existed and may differ materially from the amounts we realize on any disposition of such investments. Our net asset value could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon the disposal of such investments.

In addition, decreases in the market values or fair values of our investments are recorded as unrealized depreciation. The continuing unprecedented declines in prices and liquidity in the debt markets have resulted in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio has reduced our NAV by increasing net unrealized depreciation in our portfolio. Subsequent to December 31, 2008 and through our fiscal year end March 31, 2009, conditions in the debt and equity markets have continued to deteriorate and pricing levels have continued to decline. As a result, depending on market conditions, we could incur substantial realized losses and may continue to suffer additional unrealized losses in future periods, which could have a material adverse impact on our business, financial condition and results of operations.

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

We could experience fluctuations in our periodic operating results due to a number of factors, including the interest rates payable on the debt securities we acquire, the default rate on such securities, the level of our expenses including the interest rates payable on our borrowings, the dividend rates on preferred stock we issue, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

There are significant potential conflicts of interest which could adversely affect our investment returns.

Our executive officers and directors, and the partners of our investment adviser, AIM, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. Moreover, we note that, notwithstanding the difference in principal investment objectives between us and other Apollo funds, such other Apollo sponsored funds, including new affiliated potential pooled investment vehicles or managed accounts not yet established (whether managed or sponsored by those Apollo affiliates or AIM itself), have and may from time to time have overlapping investment objectives with us and, accordingly, invest in, whether principally or secondarily, asset classes similar to those targeted by us. To the extent such other investment vehicles have overlapping investment objectives, the scope of opportunities otherwise available to us may be adversely affected and/or reduced. As a result, the partners of AIM may face conflicts in their time management and commitments as well as in the allocation of investment opportunities to other Apollo funds. In addition, in the event such investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, AIM our desired investment portfolio may be adversely affected. Although AIM endeavors to allocate investment opportunities in a fair and equitable manner, it is possible that we may not be given the opportunity to participate in certain investments made by investment funds managed by AIM or investment managers affiliated with AIM.

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

AIM and/or its affiliates and investment managers may determine that an investment is appropriate both for us and for one or more other funds. In such event, depending on the availability of such investment and other appropriate factors, AIM may determine that we should invest on a side-by-side basis with one or more other funds. We may make all such investments subject to compliance with applicable regulations and interpretations, and our allocation procedures. In certain circumstances negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. There can be no assurance that any such order will be obtained.

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

AIM receives a quarterly incentive fee based, in part, on our pre-incentive fee income, if any, for the immediately preceding calendar quarter. This incentive fee will not be payable to the Investment Adviser unless the pre-incentive net investment income exceeds 1.75% for the quarter. To the extent we or AIM are able to exert influence over our portfolio companies, the quarterly pre-incentive fee may provide AIM with an incentive to induce our portfolio companies to prepay interest or other obligations in certain circumstances.

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

In the past following periods of volatility in the market price of a company’s securities, securities class action litigation has, from time to time, been brought against that company.

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

We invest primarily in mezzanine debt and senior secured loans and we may not realize gains from our equity investments.

When we invest in mezzanine and senior secured loans, we have and may continue to acquire warrants or other equity securities as well. In addition, we may invest directly in the equity securities of portfolio companies. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

The US and most other economies have entered a recessionary period, which may be prolonged and severe. Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

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

As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions) Subject to certain exceptions for follow-on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as qualifying assets only if such issuer has a market capitalization that is less than $250 million at the time of such investment.

Our portfolio contains a limited number of portfolio companies, which subjects us to a greater risk of significant loss if any of these companies defaults on its obligations under any of its debt securities.

A consequence of the limited number of investments in our portfolio is that the aggregate returns we realize may be significantly adversely affected if one or more of our significant portfolio company investments perform poorly or if we need to write down the value of any one significant investment. Beyond our income tax diversification requirements, we do not have fixed guidelines for diversification, and our portfolio could contain relatively few portfolio companies.

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

We may elect not to make follow-on investments, may be constrained in our ability to employ available funds or otherwise may lack sufficient funds to make those investments. We have the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities, or because we are inhibited by compliance with BDC requirements or the desire to maintain our tax status.

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

The incentive fee payable by us to AIM may create an incentive for AIM to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to AIM is determined, which is calculated separately in two components as a percentage of the income (subject to a performance threshold) and as a percentage of the realized gain on invested capital, may encourage our investment adviser to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor the holders of our common stock, including investors in offerings of common stock, securities convertible into our common stock or warrants representing rights to purchase our common stock or securities convertible into our common stock. In addition, AIM receives the incentive fee based, in part, upon net capital gains realized on our investments. Unlike the portion of the incentive fee based on income, there is no performance threshold applicable to the portion of the incentive fee based on net capital gains. As a result, AIM may have a tendency to invest more in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

The incentive fee payable by us to AIM also may create an incentive for AIM to invest on our behalf in instruments that have a deferred interest feature. Under these investments, we would accrue the interest over the life of the investment but would not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our investment fee, however, includes accrued interest. Thus, while a portion of this incentive fee would be based on income that we have not yet received in cash and with respect to which we do not have a formal clawback right against our investment adviser per se, the amount of accrued income to the extent written off in any period will reduce the income in the period in which such write-off was taken and thereby reduce such period’s incentive fee payment.

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

We may be obligated to pay our investment adviser incentive compensation even if we incur a loss.

Our investment adviser is entitled to incentive compensation for each fiscal quarter in an amount equal to a percentage of the excess of our pre-incentive fee net investment income for that quarter (before deducting incentive compensation, net operating losses and certain other items) above a performance threshold for that quarter. Accordingly, since the performance threshold is based on a percentage of our net asset value, decreases in our net asset value make it easier to achieve the performance threshold. Our pre-incentive fee net investment income for incentive compensation purposes excludes realized and unrealized capital losses or depreciation that we may incur in the fiscal quarter, even if such capital losses or depreciation result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay our manager incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter.

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

We cannot assure that the issuance of preferred stock would result in a higher yield or return to the holders of the common stock. The issuance of preferred stock would likely cause the net asset value and market value of the common stock to become more volatile. If the dividend rate on the preferred stock were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of the common stock would be reduced. If the dividend rate on the preferred stock were to exceed the net rate of return on our portfolio, the leverage would result in a lower rate of return to the holders of common stock than if we had not issued preferred stock. Any decline in the net asset value of our investments would be borne entirely by the holders of common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of common stock than if we were not leveraged through the issuance of preferred stock. This greater net asset value decrease would also tend to cause a greater decline in the market price for the common stock. We might be in danger of failing to maintain the required asset coverage of the preferred stock or of losing our ratings on the preferred stock or, in an extreme case, our current investment income might not be sufficient to meet the dividend requirements on the preferred stock. In order to counteract such an event, we might need to liquidate investments in order to fund redemption of some or all of the preferred stock. In addition, we would pay (and the holders of common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, including higher advisory fees if our total return exceeds the dividend rate on the preferred stock. Holders of preferred stock may have different interests than holders of common stock and may at times have disproportionate influence over our affairs.

Holders of any preferred stock we might issue would have the right to elect members of the board of directors and class voting rights on certain matters.

Holders of any preferred stock we might issue, voting separately as a single class, would have the right to elect two members of the board of directors at all times and in the event dividends become two full years in arrears would have the right to elect a majority of the directors until such arrearage is completely eliminated. In addition, preferred stockholders have class voting rights on certain matters, including changes in fundamental investment restrictions and conversion to open-end status, and accordingly can veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies or the terms of our credit facilities, might impair our ability to maintain our qualification as a RIC for federal income tax purposes. While we would intend to redeem our preferred stock to the extent necessary to enable us to distribute our income as required to maintain our qualification as a RIC, there can be no assurance that such actions could be effected in time to meet the tax requirements.

RISKS RELATING TO AN INVESTMENT IN OUR COMMON STOCK

Investing in our securities involves a high degree of risk and is highly speculative.

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

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a business development company, we may in the future be limited in our ability to make distributions. Also, our revolving credit facility may limit our ability to declare dividends if we default under certain provisions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of the tax benefits available to us as a RIC. In addition, in accordance with U.S. generally accepted accounting principles and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind interest, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income in cash to obtain tax benefits as a RIC.

If we do not distribute at least 98% of our annual taxable income (excluding net long-term capital gains retained or deemed to be distributed) in the year earned, we generally will be required to pay an excise tax on amounts carried over and distributed to stockholders in the next year equal to 4% of the amount by which 98% of our annual taxable income available for distribution exceeds the distributions from such income for the current year.

Finally, if more stockholders opt to receive cash dividends rather than participate in our dividend reinvestment plan, we may be forced to liquidate some of our investments and raise cash in order to make cash dividend payments.

Our shares may trade at discounts from net asset value or at premiums that are unsustainable over the long term.

Shares of business development companies may trade at a market price that is less than the net asset value that is attributable to those shares. The possibility that our shares of common stock will trade at a discount from net asset value or at a premium that is unsustainable over the long term are separate and distinct from the risk that our net asset value will decrease. It is not possible to predict whether shares will trade at, above, or below net asset value.

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

Stockholders may experience dilution in their ownership percentage if they do not participate in our dividend reinvestment plan.

All dividends declared in cash payable to stockholders that are participants in our dividend reinvestment plan are generally automatically reinvested in shares of our common stock. As a result, stockholders that do not participate in the dividend reinvestment plan may experience dilution over time. Stockholders who do not elect to receive dividends in shares of common stock may experience accretion to the net asset value of their shares if our shares are trading at a premium and dilution if our shares are trading at a discount. The level of accretion or discount would depend on various factors, including the proportion of our stockholders who participate in the plan, the level of premium or discount at which our shares are trading and the amount of the dividend payable to a stockholder.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

As of March 31, 2009, we do not own any real estate or other physical properties materially important to our operation. Our administrative and principal executive offices are located at 730 Fifth Avenue, New York, NY 10019 and 9 West 57th Street, New York, NY 10019, respectively. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3. Legal Proceedings

As of March 31, 2009, we were not subject to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during our fourth fiscal quarter ended March 31, 2009.

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

	NAV(1)	Closing Sales Price		Premium or Discount of High Sales Price to NAV(2)	Premium or Discount of Low Sales Price to NAV(2)	Declared Dividends

		High	Low
Fiscal Year Ending March 31, 2009
Fourth Fiscal Quarter	$9.82	$9.76	$2.05	99%	21%	$0.260
Third Fiscal Quarter	$9.87	$15.85	$6.08	161%	62%	$0.520
Second Fiscal Quarter	$13.73	$17.99	$13.11	131%	95%	$0.520
First Fiscal Quarter	$15.93	$18.59	$14.33	117%	90%	$0.520

Fiscal Year Ending March 31, 2008
Fourth Fiscal Quarter	$15.83	$16.70	$14.21	105%	90%	$0.520
Third Fiscal Quarter	$17.71	$21.81	$16.32	123%	92%	$0.520
Second Fiscal Quarter	$18.44	$22.90	$19.50	124%	106%	$0.520
First Fiscal Quarter	$19.09	$24.13	$21.37	126%	112%	$0.510

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)	Calculated as of the respective high or low closing sales price divided by the quarter end NAV.

While our common stock has from time to time traded in excess of our net asset value, there can be no assurance, however, that it will trade at such a premium (to net asset value) in the future. The last reported closing market price of our common stock on May 15, 2009 was $5.78 per share. As of May 15, 2009, we had 108 stockholders of record.

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

All dividends declared in cash payable to stockholders that are participants in our dividend reinvestment plan are generally automatically reinvested in shares of our common stock. As a result, stockholders that do not participate in the dividend reinvestment plan may experience dilution over time. Stockholders who do not elect to receive dividends in shares of common stock may experience accretion to the net asset value of their shares if our shares are trading at a premium and dilution if our shares are trading at a discount. The level of accretion or discount would depend on various factors, including the proportion of our stockholders who participate in the plan, the level of premium or discount at which our shares are trading and the amount of the dividend payable to a stockholder.

The following table lists the quarterly dividends per share from our common stock for the past two fiscal years.

Declared Dividends
Fiscal Year Ending March 31, 2009
Fourth Fiscal Quarter	$0.26
Third Fiscal Quarter	$0.52
Second Fiscal Quarter	$0.52
First Fiscal Quarter	$0.52

Fiscal Year Ending March 31, 2008
Fourth Fiscal Quarter	$0.52
Third Fiscal Quarter	$0.52
Second Fiscal Quarter	$0.52
First Fiscal Quarter	$0.51

Recent Sale of Unregistered Securities

We did not engage in any sales of unregistered securities during the fiscal year ended March 31, 2009.

STOCK PERFORMANCE GRAPH

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, for the period April 8, 2004 (inception of Apollo Investment Corporation) through March 31, 2009. The graph assumes that, on April 8, 2004, a person invested $100 in each of our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

The graph and other information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The Statement of Operations, Per Share and Balance Sheet data for the fiscal years ended March 31, 2009, 2008, 2007, 2006 and the period ended March 31, 2005 are derived from our financial statements which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. This selected financial data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	For the Year Ended March 31, (dollar amounts in thousands, except per share data)				For the Period April 8, 2004* through March 31, 2005
Statement of Operations Data:	2009	2008	2007	2006
Total Investment Income	$377,304	$357,878	$266,101	$152,827	$47,833
Net Expenses (including taxes)	$170,973	$156,272	$140,783	$63,684	$22,380
Net Investment Income	$206,331	$201,606	$125,318	$89,143	$25,453
Net Realized and Unrealized Gains (Losses)	$(818,210)	$(235,044)	$186,848	$31,244	$18,692
Net Increase (Decrease) in Net Assets Resulting from Operations	$(611,879)	$(33,438)	$312,166	$120,387	$44,145

Per Share Data:
Net Asset Value	$9.82	$15.83	$17.87	$15.15	$14.27
Net Increase (Decrease) in Net Assets Resulting from Operations	$(4.39)	$(0.30)	$3.64	$1.90	$0.71
Distributions Declared	$1.820	$2.070	$1.930	$1.630	$0.485

Balance Sheet Data:
Total Assets	$2,548,639	$3,724,324	$3,523,218	$2,511,074	$1,733,384
Borrowings Outstanding	$1,057,601	$1,639,122	$492,312	$323,852	$0
Total Net Assets	$1,396,138	$1,897,908	$1,849,748	$1,229,855	$892,886

Other Data:
Total Return(1)	(73.9)%	(17.5)%	31.7%	12.9%	15.3%
Number of Portfolio Companies at Period End	72	71	57	46	35
Total Portfolio Investments for the Period	$434,995	$1,755,913	$1,446,730	$1,110,371	$894,335
Investment Sales and Prepayments for the Period	$339,724	$714,225	$845,485	$452,325	$71,730
Weighted Average Yield on Debt Portfolio at Period End	11.7%	12.0%	13.1%	13.1%	10.5%

*	Commencement of operations
(1)	Total return is based on the change in market price per share and takes into account dividends and distributions, if any, reinvested in accordance with Apollo Investment’s dividend reinvestment plan. Total return is not annualized.

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

OVERVIEW

Apollo Investment was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a BDC under the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended. Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. Apollo Investment commenced operations on April 8, 2004 upon completion of its initial public offering that raised $870 million in net proceeds selling 62 million shares of its common stock at a price of $15.00 per share. Since then, and through March 31, 2009, we have raised approximately $1.4 billion in net proceeds from additional offerings of common stock.

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

Portfolio and Investment Activity

During our fiscal year ended March 31, 2009, we invested $435 million across 12 new and 13 existing portfolio companies. This compares to investing $1.8 billion in 27 new and 15 existing portfolio companies for the previous fiscal year ended March 31, 2008. Investments sold or prepaid during the fiscal year ended March 31, 2009 totaled $340 million versus $714 million for the fiscal year ended March 31, 2008.

At March 31, 2009, our net portfolio consisted of 72 portfolio companies and was invested 27% in senior secured loans, 59% in subordinated debt, 4% in preferred equity and 10% in common equity and warrants measured at fair value versus 71 portfolio companies invested 22% in senior secured loans, 57% in subordinated debt, 6% in preferred equity and 15% in common equity and warrants at March 31, 2008.

The weighted average yields on our senior secured loan portfolio, subordinated debt portfolio and total debt portfolio at our current cost basis were 8.2%, 13.2% and 11.7%, respectively, at March 31, 2009. At March 31, 2008, the yields were 10.0%, 12.8%, and 12.0%, respectively.

Since the initial public offering of Apollo Investment Corporation in April 2004 and through March 31, 2009, invested capital totals $5.6 billion in 124 portfolio companies. Over the same period, Apollo Investment has also completed transactions with more than 85 different financial sponsors.

Senior secured loans and European mezzanine loans typically accrue interest at variable rates determined on the basis of a benchmark: LIBOR, EURIBOR, GBP LIBOR, or the prime rate, with stated maturities at origination that typically range from 5 to 10 years. While subordinated debt issued within the United States will typically accrue interest at fixed rates, some of these investments may include zero-coupon, PIK and/or step bonds that accrue income on a constant yield to call or maturity basis. At March 31, 2009, 69% or $1.5 billion of our interest-bearing investment portfolio is fixed rate debt and 31% or $0.7 billion is floating rate debt, measured at fair value. At March 31, 2008, 62% or $1.6 billion of our interest-bearing investment portfolio was fixed rate debt and 38% or $1.0 billion was floating rate debt.

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

Valuation of Portfolio Investments

Under procedures established by our Board of Directors, we value investments, including certain subordinated debt, senior secured debt and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations (unless they are deemed not to represent fair value). We typically obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker or a primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. If and when market quotations are deemed not to represent fair value, we typically utilize independent third party valuation firms to assist us in determining fair value. Given the general market dislocation, the lack of trading activity and the forced sellers we noted in the market during the fiscal year ended March 31, 2009, our research and diligence concluded that the limited but available market quotations on a number of performing or outperforming credits may not be representative of fair value under generally accepted accounting principles in the U.S. Accordingly, such investments went through our multi-step valuation process as described below. In each case, our independent valuation firms considered observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations for such Level 3 categorized assets. Investments maturing in 60 days or less are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value. Debt and equity securities that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of our Board of Directors. Such determination of fair values may involve subjective judgments and estimates.

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

(2) preliminary valuation conclusions are then documented and discussed with senior management of our investment adviser;

(3) independent valuation firms engaged by our board of directors conduct independent appraisals and review our investment adviser’s preliminary valuations and make their own independent assessment;

(4) the audit committee of the board of directors reviews the preliminary valuation of our investment adviser and that of the independent valuation firm and responds to the valuation recommendation of the independent valuation firm to reflect any comments; and

(5) the board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of our investment adviser, the respective independent valuation firm and the audit committee.

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

On October 10, 2008, FASB Staff Position 157-3—Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FAS 157-3”) was issued. FAS 157-3 provides examples of how to determine fair value in a market that is not active. FAS 157-3 did not change the fair value measurement principles set forth in FAS 157. Furthermore, on April 9, 2009, FASB Staff Position 157-4—Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FAS 157-4”) was issued. FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. According to FAS 157-4, in the above circumstances, more analysis and significant adjustments to transactions or quoted prices may be necessary to estimate fair value. FAS 157-4 is effective for periods ending after June 15, 2009. We are currently reviewing FAS 157-4 and the future impact, if any, it will have on our financial position or results of operations.

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

RESULTS OF OPERATIONS

Results comparisons are for the fiscal years ended March 31, 2009, March 31, 2008 and March 31, 2007.

Investment Income

For the fiscal years ended March 31, 2009, March 31, 2008 and March 31, 2007, gross investment income totaled $377.3 million, $357.9 million and $266.1 million, respectively. The increase in gross investment income from fiscal year 2008 to fiscal year 2009 was primarily due to changes in the composition of the portfolio as compared to the previous fiscal year. The increase in gross investment income from fiscal year 2007 to fiscal year 2008 was primarily due to the growth of our investment portfolio as compared to the previous fiscal year. Origination, closing and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans.

Expenses

Net operating expenses totaled $170.5 million, $154.4 million and $139.7 million, respectively, for the fiscal years ended March 31, 2009, March 31, 2008 and March 31, 2007, of which $111.3 million, $90.3 million and $98.5 million, respectively, were base management fees and performance-based incentive fees and $48.9 million, $55.8 million and $34.4 million, respectively, were interest and other credit facility expenses. Of these net operating expenses, general and administrative expenses totaled $10.3 million, $8.3 million and $6.8 million, respectively, for the fiscal years ended March 31, 2009, 2008 and 2007. Net expenses consist of base investment advisory and management fees, insurance expenses, administrative services fees, legal fees, directors’ fees, audit and tax services expenses, and other general and administrative expenses. The increase in net expenses from fiscal 2008 to 2009 was primarily related to the increase in performance-based incentive expenses accrued during fiscal 2009 as compared to those accrued during fiscal 2008. Accrued performance-based incentive expenses for the fiscal year ended March 31, 2008 reflect an accrual reduction of $16.0 million attributable to the difference between the amount of net realized capital gains based incentive fees accrued at March 31, 2007 and what was ultimately earned and paid in December 31, 2007. The increase in net expenses from fiscal 2007 to 2008 were primarily related to increases in base management fees, performance-based incentive fees and other general and administrative expenses related to the growth of our investment portfolio as compared to the previous period. In addition, excise tax expense totaled $0.5 million, $1.9 million, and $1.1 million for the fiscal years ended March 31, 2009, 2008 and 2007.

Net Investment Income

The Company’s net investment income totaled $206.3 million, $201.6 million and $125.3 million, or $1.48, $1.82, and $1.49, on a per share basis, respectively, for the fiscal years ended March 31, 2009, 2008 and 2007.

Net Realized Gains

The Company had investment sales and prepayments totaling $340 million, $714 million and $845 million, respectively, for the fiscal years ended March 31, 2009, 2008 and 2007. Net realized losses for the fiscal year ended March 31, 2009 were $83.7 million. Net realized gains for the fiscal years ended March 31, 2008 and 2007 were $54.3 million and $132.9 million, respectively.

Net Unrealized Appreciation (Depreciation) on Investments, Cash Equivalents and Foreign Currencies

For the fiscal years ended March 31, 2009 and 2008, net change in unrealized depreciation on the Company’s investments, cash equivalents, foreign currencies and other assets and liabilities totaled $734.5 million and $289.3 million, respectively. For the fiscal year ended March 31, 2007, net change in unrealized appreciation on the Company’s investments, cash equivalents, foreign currencies and other assets and liabilities totaled $54.0 million. A material increase in unrealized depreciation was recognized for the most recent fiscal year from significantly lower fair value determinations on many of our investments. Lower fair values were driven primarily from the general market dislocation, the illiquid capital markets, and the current market expectations for pricing increased credit risk and default assumptions.

Net Increase (Decrease) in Net Assets From Operations

For the fiscal years ended March 31, 2009 and 2008, the Company had a net decrease in net assets resulting from operations of $611.9 million and $33.4 million, respectively. For the fiscal year ended March 31, 2007, the Company had a net increase in net assets resulting from operations of $312.2 million. The loss per share was $4.39 and $0.30 for the years ended March 31, 2009 and 2008, respectively. For the year ended March 31, 2007, earnings per share were $3.64.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through periodic follow-on equity offerings, through its senior secured, multi-currency $1.7 billion, five-year, revolving credit facility maturing in April 2011, through investments in special purpose entities in which we hold and finance particular investments on a non-recourse basis, as well as from cash flows from operations, investment sales of liquid assets and prepayments of senior and subordinated loans and income earned from investments and cash equivalents. At March 31, 2009, the Company had $1.06 billion in borrowings outstanding and $0.64 billion of unused capacity. Given our asset coverage requirements, use of the capital resources available to us has been significantly curtailed due to the effect of unrealized depreciation on our leverage ratio. In addition, we currently expect any present liquidity needs to be met from continued cash flows from operations and investment sales and prepayments, among other actions. In the future, the Company may raise additional equity or debt capital off its shelf registration, among other considerations. The primary use of funds will be investments in portfolio companies, cash distributions to our stockholders, reductions in debt outstanding and other general corporate purposes. On May 16, 2008, the Company closed on its most recent follow-on public equity offering of 22.3 million shares of common stock at $17.11 per share raising approximately $369.6 million in net proceeds.

	Payments due by Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Revolving Credit Facility(1)	$1,058	$—	$1,058	$—	$—

(1)	At March 31, 2009, $642 million remained unused under our senior secured revolving credit facility. Pricing of our credit facility is 100 basis points over LIBOR.

Information about our senior securities is shown in the following table as of each year ended March 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (dollars in thousands)(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2009	$1,057,601	$2,320	$—	N/A
Fiscal 2008	1,639,122	2,158	—	N/A
Fiscal 2007	492,312	4,757	—	N/A
Fiscal 2006	323,852	4,798	—	N/A
Fiscal 2005	0	0	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by $1 to determine the Asset Coverage Per Unit.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, as senior securities are not registered for public trading.

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

Off-Balance Sheet Arrangements (dollars in thousands)

The Company has the ability to issue standby letters of credit through its revolving credit facility. As of March 31, 2009 and March 31, 2008, the Company had issued through JPMorgan Chase Bank, N.A. standby letters of credit totaling $3,508 and $14,435, respectively.

AIC Credit Opportunities Fund LLC (currencies in thousands)

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

Pursuant to applicable investment company accounting, we do not consolidate AIC Holdco or its wholly owned subsidiaries and accordingly only the value of our investment in AIC Holdco is included on our balance sheet. The Senior Note, total return swap and Acquisition Loan are non-recourse to AIC Holdco, its subsidiaries and us and have standard events of default including failure to pay contractual amounts when due and failure by each of the underlying Apollo special purpose entities to provide additional credit support, sell assets or prepay a portion of its obligations if the value of the FDC Reference Obligation, the TXU Reference Obligation or the Boots Reference Obligation, as applicable, declines below specified levels. We may unwind any of these transactions at any time without penalty. From time to time Apollo Investment may provide additional capital to AIC Holdco for purposes of funding margin calls under one or more of the transactions described above. During the fiscal year ended March 31, 2009, we provided $18,480 in additional capital to AIC Holdco.

Dividends

Dividends paid to stockholders for the fiscal years ended March 31, 2009, 2008 and 2007 totaled $258.8 million or $1.82 per share, $230.9 million or $2.07 per share, and $168.4 million or $1.93 per share, respectively. Tax characteristics of all dividends will be reported to shareholders on Form 1099 after the end of the calendar year. Our quarterly dividends, if any, will be determined by our Board of Directors.

The following table summarizes our quarterly dividends paid to stockholders for the fiscal years ended March 31, 2009, 2008 and 2007, respectively:

Declared Dividends
Fiscal Year Ending March 31, 2009
Fourth Fiscal Quarter	$0.26
Third Fiscal Quarter	$0.52
Second Fiscal Quarter	$0.52
First Fiscal Quarter	$0.52

Fiscal Year Ending March 31, 2008
Fourth Fiscal Quarter	$0.52
Third Fiscal Quarter	$0.52
Second Fiscal Quarter	$0.52
First Fiscal Quarter	$0.51

Fiscal Year Ending March 31, 2007
Fourth Fiscal Quarter	$0.51
Third Fiscal Quarter	$0.50
Second Fiscal Quarter	$0.47
First Fiscal Quarter	$0.45

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

With respect to the dividends paid to stockholders, income from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies is treated as taxable income and accordingly, distributed to stockholders. For the fiscal years ended March 31, 2009, 2008 and 2007 upfront fees totaling $0.4 million, $0.1 million and $8.3 million, respectively, are being amortized into income over the lives of their respective loans to the extent such loans remain outstanding.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. During the fiscal year ended March 31, 2009, many of the loans in our portfolio had floating interest rates. These loans are usually based on floating LIBOR and typically have durations of one to six months after which they reset to current market interest rates. As the percentage of our U.S. mezzanine and other subordinated loans increase as a percentage of our total investments, we expect that more of the loans in our portfolio will have fixed rates. At March 31, 2009, our floating-rate assets and floating-rate liabilities were closely matched. As such, a change in interest rates would not have a material effect on our net investment income. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the fiscal year ended March 31, 2009, we did not engage in interest rate hedging activities.

Item 8. Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2009. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of March 31, 2009 based on the criteria on Internal Control — Integrated Framework issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Apollo Investment Corporation:

In our opinion, the accompanying statements of assets and liabilities including the schedules of investments, and the related statements of operations, changes in net assets, cash flows, and financial highlights present fairly, in all material respects, the financial position of Apollo Investment Corporation (“the Company”) at March 31, 2009 and March 31, 2008, and the results of its operations, the changes in net assets, and its cash flows for each of the three years in the period ended March 31, 2009, and the financial highlights for each of the periods presented in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing on page 37 of the annual report to shareholders. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

New York, New York

May 29, 2009

APOLLO INVESTMENT CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share amounts)

	March 31, 2009	March 31, 2008
Assets
Non-controlled/non-affiliated investments, at value (cost—$3,056,709 and $3,139,047, respectively)	$2,319,815	$2,986,556
Controlled investments, at value (cost—$326,777 and $247,400, respectively)	126,083	246,992
Cash equivalents, at value (cost—$0 and $404,063, respectively)	—	403,898
Cash	5,914	8,954
Foreign currency (cost—$694 and $2,140, respectively)	693	2,130
Interest receivable	42,461	46,643
Dividends receivable	48,295	23,024
Miscellaneous income receivable	51	—
Receivable from investment adviser	393	231
Prepaid expenses and other assets	4,934	5,896

Total assets	$2,548,639	$3,724,324

Liabilities
Credit facility payable (see note 7 & 12)	$1,057,601	$1,639,122
Dividends payable	36,978	9,368
Payable for investments purchased	27,555	142,339
Management and performance-based incentive fees payable (see note 3)	25,314	26,969
Interest payable	711	6,178
Accrued administrative expenses	1,547	288
Other liabilities and accrued expenses	2,795	2,152

Total liabilities	$1,152,501	$1,826,416

Net Assets
Common stock, par value $.001 per share, 400,000 and 400,000 common shares authorized, respectively, and 142,221 and 119,894 issued and outstanding, respectively	$142	$120
Paid-in capital in excess of par (see note 2f)	2,352,205	1,983,795
Undistributed net investment income (see note 2f)	96,174	24,959
Accumulated net realized gain (loss) (see note 2f)	(120,811)	86,136
Net unrealized depreciation	(931,572)	(197,102)

Total Net Assets	$1,396,138	$1,897,908

Total liabilities and net assets	$2,548,639	$3,724,324

Net Asset Value Per Share	$9.82	$15.83

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended March 31,
	2009	2008	2007
INVESTMENT INCOME:
From non-controlled/non-affiliated investments:
Interest	$340,664	$321,684	$245,348
Dividends	11,940	14,551	18,021
Other Income	5,326	4,643	2,732
From controlled investments:
Dividends	19,374	7,000	—
Other Income	—	10,000	—

Total Investment Income	377,304	357,878	266,101

EXPENSES:
Management fees (see note 3)	$59,686	$59,871	$40,569
Performance-based incentive fees (see note 3)	51,583	30,449	57,912
Interest and other credit facility expenses	48,919	55,772	34,375
Administrative services expense	4,794	3,450	2,437
Insurance expense	948	776	819
Other general and administrative expenses	4,740	4,360	3,700

Total expenses	170,670	154,678	139,812
Expense offset arrangement (see note 8)	(217)	(273)	(128)

Net expenses	170,453	154,405	139,684

Net investment income before excise taxes	206,851	203,473	126,417
Excise tax expense	(520)	(1,867)	(1,099)

Net investment income	$206,331	$201,606	$125,318

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS AND FOREIGN CURRENCIES:
Net realized gain (loss):
Investments and cash equivalents	(125,005)	93,261	149,653
Foreign currencies	41,265	(38,961)	(16,771)

Net realized gain (loss)	(83,740)	54,300	132,882

Net change in unrealized gain (loss):
Investments and cash equivalents	(784,388)	(257,645)	67,908
Foreign currencies	49,918	(31,699)	(13,942)

Net change in unrealized gain (loss)	(734,470)	(289,344)	53,966

Net realized and unrealized gain (loss) from investments, cash equivalents and foreign currencies	(818,210)	(235,044)	186,848

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(611,879)	$(33,438)	$312,166

EARNINGS (LOSS) PER SHARE (see note 5)	$(4.39)	$(0.30)	$3.64

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except shares)

	Year Ended March 31,
	2009	2008	2007
Increase (Decrease) in net assets from operations:
Net investment income	$206,331	$201,606	$125,318
Net realized gains (loss)	(83,740)	54,300	132,882
Net change in unrealized gain (loss)	(734,470)	(289,344)	53,966

Net increase (decrease) in net assets resulting from operations	(611,879)	(33,438)	312,166

Dividends and distributions to stockholders (see note 13):	(258,843)	(230,889)	(168,449)

Capital share transactions:
Net proceeds from shares sold	369,589	285,545	443,605
Less offering costs	(637)	(461)	(986)
Reinvestment of dividends	—	27,403	33,557

Net increase in net assets from capital share transactions	368,952	312,487	476,176

Total increase (decrease) in net assets:	(501,770)	48,160	619,893
Net assets at beginning of period	1,897,908	1,849,748	1,229,855

Net assets at end of period	$1,396,138	$1,897,908	$1,849,748

Capital share activity
Shares sold	22,327,500	14,950,000	20,700,000
Shares issued from reinvestment of dividends	—	1,436,069	1,615,812

Net increase in capital share activity	22,327,500	16,386,069	22,315,812

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended March 31,
	2009	2008	2007
Cash Flows from Operating Activities:
Net Increase (Decrease) in Net Assets Resulting from Operations	$(611,879)	$(33,438)	$312,166
Adjustments to reconcile net increase (decrease):
Purchase of investment securities	(462,274)	(1,857,850)	(1,578,614)
Proceeds from disposition of investment securities and cash equivalents	340,168	809,223	1,004,012
Increase (decrease) from foreign currency transactions	41,265	(38,961)	(16,771)
Increase in interest and dividends receivable	(21,089)	(27,463)	(17,141)
Decrease (increase) in prepaid expenses and other assets	749	(294)	1,323
Increase (decrease) in management and performance-based incentive fees payable	(1,655)	(16,610)	30,730
Increase (decrease) in interest payable	(5,467)	4,329	548
Increase (decrease) in accrued expenses	1,902	1,224	(810)
Increase (decrease) in payable for investments and cash equivalents purchased	(114,784)	(992,292)	193,498
Increase (decrease) in receivables for securities sold	—	28,248	(10,987)
Net change in unrealized depreciation (appreciation) on investments, cash equivalents, foreign currencies and other assets and liabilities	734,470	289,344	(53,966)
Net realized loss (gain) on investments and cash equivalents	83,740	(54,300)	(132,882)

Net Cash Used by Operating Activities	$(14,854)	$(1,888,840)	$(268,894)

Cash Flows from Financing Activities:
Net proceeds from the issuance of common stock	$369,589	$285,545	$443,605
Offering costs from the issuance of common stock	(637)	(461)	(986)
Dividends paid in cash	(231,233)	(194,118)	(134,892)
Borrowings under credit facility	1,739,502	2,990,313	2,179,863
Repayments under credit facility	(2,270,751)	(1,875,396)	(2,025,705)

Net Cash Provided (Used) by Financing Activities	$(393,530)	$1,205,883	$461,885

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(408,384)	$(682,957)	$192,991
Effect of exchange rates on cash balances	8	(12)	2
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$414,983	$1,097,952	$904,959

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,607	$414,983	$1,097,952

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash interest paid during the period	$51,859	$48,265	$31,252

Non-cash financing activities consist of the reinvestment of dividends totaling $0, $27,403 and $33,557, respectively.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

March 31, 2009

(in thousands)

Investments in Non-Controlled/Non-Affiliated Portfolio Companies	Industry	Par Amount*	Cost	Fair Value(1)
Subordinated Debt/Corporate Notes — 102.9%
AB Acquisitions UK Topco 2 Limited (Alliance Boots), GBP L+650, 7/9/17	Retail	£39,526	$76,758	$39,942
Advanstar, Inc., L+700, 11/30/15	Media	$24,385	24,385	1,341
Advantage Sales & Marketing, Inc., 12.00%, 3/29/14	Grocery	31,884	31,445	29,536
Allied Security Holdings LLC, 13.75%, 8/21/15	Business Services	20,000	19,621	17,500
AMH Holdings II, Inc. (Associated Materials), 13.625%, 12/1/14 ♦	Building Products	52,155	51,422	14,655
Angelica Corporation, 15.00%, 2/4/14	Healthcare	60,000	60,000	60,000
Arbonne Intermediate Holdco Inc. (Natural Products Group LLC), 13.50%, 6/19/14 ***	Direct Marketing	76,962	76,803	4,233
Babson CLO Ltd., Series 2008-2A Class E, L+975, 7/15/18 ♦	Asset Management	11,000	9,993	8,104
Babson CLO Ltd., Series 2008-1A Class E, L+550, 7/20/18 ♦	Asset Management	10,150	7,220	5,485
BNY ConvergEx Group, LLC, 14.00%, 10/2/14	Business Services	15,611	15,611	13,879
Booz Allen Hamilton Inc., 13.00%, 7/31/16	Consulting Services	23,435	23,073	20,857
Brenntag Holding GmbH & Co. KG, E+700, 12/23/15	Chemicals	€19,725	24,412	21,396
Catalina Marketing Corporation, 11.625%, 10/1/17 ♦	Grocery	$31,959	30,327	27,165
Ceridian Corp., 12.25%, 11/15/15 †	Diversified Service	50,000	50,000	42,750
Ceridian Corp., 11.25%, 11/15/15 †	Diversified Service	36,000	35,140	31,788
Cidron Healthcare C S.á.R.L. (Convatec) E+950, 8/1/17	Healthcare	€7,668	12,028	8,603
Collect America, Ltd., 16.00%, 8/5/12 ♦	Consumer Finance	$38,136	37,658	36,647
Delta Educational Systems, Inc., 14.20%, 5/12/13	Education	19,271	18,777	19,126
DSI Renal Inc., 16.00%, 4/7/14	Healthcare	11,357	11,357	9,647
Dura-Line Merger Sub, Inc., 14.00%, 9/22/14	Telecommunications	41,218	40,561	39,033
Eurofresh, Inc., 0% / 14.50%, 1/15/14 ♦*** †	Agriculture	26,504	24,303	199
Eurofresh, Inc., 11.50%, 1/15/13 ♦*** †	Agriculture	50,000	50,000	11,250
European Directories (DH5) B.V., 15.735%, 7/1/16 †	Publishing	€2,961	3,777	3,356
European Directories (DH7) B.V., E+950, 7/1/15 †	Publishing	16,643	20,695	19,114
First Data Corporation, 11.25%, 3/31/16 ♦†	Financial Services	$40,000	33,203	32,080
First Data Corporation, 9.875%, 9/24/15 †	Financial Services	45,500	39,489	35,945
FleetPride Corporation, 11.50%, 10/1/14 ♦†	Transportation	47,500	47,500	40,375
Fox Acquisition Sub LLC, 13.375%, 7/15/16 ♦	Broadcasting & Entertainment	25,000	24,785	20,825

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2009

(in thousands)

Investments in Non-Controlled/Non-Affiliated Portfolio Companies	Industry	Par Amount*	Cost	Fair Value(1)
Subordinated Debt/Corporate Notes — (continued)
FPC Holdings, Inc. (FleetPride Corporation), 0% / 14.00%, 6/30/15 ♦†	Transportation	$37,846	$36,826	$30,276
General Nutrition Centers, Inc., L+450, 3/15/14	Retail	15,275	15,070	9,375
Goodman Global Inc., 13.50%, 2/15/16	Manufacturing	25,000	25,000	24,025
Hub International Holdings, 10.25%, 6/15/15 ♦	Insurance	25,000	24,160	19,666
Infor Lux Bond Company (Infor Global), L+800, 9/2/14	Business Services	9,582	9,582	719
KAR Holdings, Inc., 10.00%, 5/1/15	Transportation	48,225	44,404	27,488
Latham Manufacturing Corp., 20.00%, 12/30/12 ***	Leisure Equipment	37,920	34,190	15,168
Laureate Education, Inc., 11.75%, 8/15/17 ♦	Education	53,540	49,621	46,794
LVI Services, Inc., 14.75%, 11/16/12	Environmental	47,523	47,523	44,790
MW Industries, Inc., 13.00%, 5/1/14	Manufacturing	60,000	59,067	56,220
NCO Group Inc., 11.875%, 11/15/14	Consumer Finance	22,630	18,487	19,427
Neff Corp., 10.00%, 6/1/15	Rental Equipment	5,000	5,000	725
Nielsen Finance LLC, 0% / 12.50%, 8/1/16	Market Research	61,000	47,500	37,430
OTC Investors Corporation (Oriental Trading Company), 13.50%, 1/31/15	Direct Marketing	27,861	27,862	9,752
Pacific Crane Maintenance Company, L.P., 13.00%, 2/15/14	Machinery	34,170	34,170	22,210
PBM Holdings, Inc., 13.50%, 9/29/13	Beverage, Food & Tobacco	17,723	17,723	16,128
Playpower Holdings Inc., 15.50%, 12/31/12 ♦	Leisure Equipment	83,707	83,707	70,732
Pro Mach Merger Sub, Inc., 12.50%, 6/15/12	Machinery	14,616	14,464	13,626
QHB Holdings LLC (Quality Home Brands), 14.50%, 12/20/13	Consumer Products	50,938	50,273	36,293
Ranpak Holdings, Inc., 15.00%, 12/27/15	Packaging	58,217	58,217	50,300
RSA Holdings Corp. of Delaware (American Safety Razor), 13.50%, 7/31/15	Consumer Products	50,129	50,130	38,976
The Servicemaster Company, 10.75%, 7/15/15 ♦	Diversified Service	67,173	60,832	54,343
TL Acquisitions, Inc. (Thomson Learning), 0% / 13.25%, 7/15/15 ♦†	Education	72,500	69,587	57,347
TL Acquisitions, Inc. (Thomson Learning), 10.50%, 1/15/15 ♦†	Education	47,500	46,777	40,185
TP Financing 2, Ltd. (Travelex), GBP L+725, 4/1/15	Financial Services	£13,505	26,128	12,499
US Foodservice, 10.25%, 6/30/15 ♦	Beverage, Food & Tobacco	$30,000	23,812	25,710

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2009

(in thousands, except shares)

Investments in Non-Controlled/Non-Affiliated Portfolio Companies	Industry	Par Amount*	Cost	Fair Value(1)
Subordinated Debt/Corporate Notes — (continued)
US Investigations Services, Inc., 11.75%, 5/1/16 ♦†	Diversified Service	$14,639	$9,085	$11,901
US Investigations Services, Inc., 10.50%, 11/1/15♦†	Diversified Service	9,500	7,991	8,075
Varietal Distribution, 10.75%, 6/30/17	Distribution	21,875	21,288	15,269
WDAC Intermediate Corp., E+600, 11/29/15	Publishing	€46,320	62,591	379
Westbrook CLO Ltd., Series 2006-1A, L+370, 12/20/20 ♦	Asset Management	$11,000	6,509	5,389

Total Subordinated Debt/Corporate Notes			$1,987,919	$1,436,048

		Shares
Preferred Equity – 2.2%
AHC Mezzanine LLC (Advanstar) **	Media	1	$1,063	—
DSI Holding Company, Inc. (DSI Renal Inc.), 19.00%, 10/7/14	Healthcare	32,500	31,970	$14,507
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 13.50%, 5/12/14	Education	12,360	11,367	12,360
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 12.50% (Convertible)	Education	332,500	3,325	3,325
Varietal Distribution Holdings, LLC, 8.00%	Distribution	3,097	3,097	122

Total Preferred Equity			$50,822	$30,314

Common Equity/Equity Interests — 13.8%
AB Capital Holdings LLC (Allied Security)	Business Services	2,000,000	$2,000	$2,000
A-D Conduit Holdings, LLC (Duraline) **	Telecommunications	2,778	2,778	3,760
AHC Mezzanine LLC (Advanstar) **	Media	10,000	10,000	—
CA Holding, Inc. (Collect America, Ltd.) Series A	Consumer Finance	25,000	2,500	4,162
CA Holding, Inc. (Collect America, Ltd.) Series AA	Consumer Finance	4,294	429	859
Clothesline Holdings, Inc. (Angelica)	Healthcare	6,000	6,000	5,770
Explorer Coinvest LLC (Booz Allen)	Consulting Services	430	4,300	7,376
FSC Holdings Inc. (Hanley Wood LLC) **	Media	10,000	10,000	3,520
Garden Fresh Restaurant Holding, LLC **	Retail	50,000	5,000	8,463
Gray Energy Services, LLC Class H (Gray Wireline) **	Oil & Gas	1,081	2,000	3,590
Gryphon Colleges Corporation (Delta Educational Systems, Inc.) **	Education	17,500	175	—
GS Prysmian Co-Invest L.P. (Prysmian Cables & Systems) (2,3)	Industrial	1	—	43,264

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2009

(in thousands, except shares and warrants)

Investments in Non-Controlled/Non-Affiliated Portfolio Companies	Industry	Shares	Cost	Fair Value(1)
Common Equity/Equity Interests — (continued)
Latham International, Inc. (fka Latham Acquisition Corp.) **	Leisure Equipment	33,091	$3,309	—
LVI Acquisition Corp. (LVI Services, Inc.) **	Environmental	6,250	2,500	—
MEG Energy Corp. (4) **	Oil & Gas	1,718,388	44,718	$43,706
New Omaha Holdings Co-Invest LP (First Data) **	Financial Services	13,000,000	65,000	47,893
PCMC Holdings, LLC (Pacific Crane) **	Machinery	40,000	4,000	847
Prism Business Media Holdings, LLC (Penton Media, Inc.) **	Media	68	14,947	3,443
Pro Mach Co-Investment, LLC **	Machinery	150,000	1,500	3,158
RC Coinvestment, LLC (Ranpak Corp.) **	Packaging	50,000	5,000	5,535
Sorenson Communications Holdings, LLC Class A	Consumer Services	454,828	45	5,943
Varietal Distribution Holdings, LLC Class A **	Distribution	28,028	28	—

Total Common Equity and Equity Interests			$186,229	$193,289

		Warrants
Warrants — 0.3%
DSI Holding Company, Inc. (DSI Renal Inc.), Common **	Healthcare	5,011,327	—	—
Fidji Luxco (BC) S.C.A., Common (FCI)(2) **	Electronics	48,769	$491	$2,591
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Common **	Education	9,820	98	—
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class A-1 Preferred **	Education	45,947	460	655
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class B-1 Preferred **	Education	104,314	1,043	1,308
Latham International, Inc., Common	Leisure Equipment	347,698	174	—

Total Warrants			$2,266	$4,554

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2009

(in thousands)

Investments in Non-Controlled/Non-Affiliated Portfolio Companies	Industry	Par Amount*	Cost	Fair Value(1)
Bank Debt/Senior Secured Loans(5) — 47.0%
1st Lien Bank Debt/Senior Secured Loans — 0.1%
OTC Investors Corporation (Oriental Trading Company), 7/31/13	Direct Marketing	$2,226	$1,155	$1,124

2nd Lien Bank Debt/Senior Secured Loans — 46.9%
AB Acquisitions UK Topco 2 Limited (Alliance Boots), 7/9/16 †	Retail	£11,400	$19,792	$11,961
AB Acquisitions UK Topco 2 Limited (Alliance Boots), 7/9/16 †	Retail	€3,961	5,439	3,850
Advanstar Communications, Inc., 11/30/14	Media	$20,000	20,000	6,680
Asurion Corporation, 7/3/15	Insurance	150,300	148,798	122,795
BNY ConvergEx Group, LLC, 4/2/14	Business Services	50,000	49,818	43,850
C.H.I. Overhead Doors, Inc., 13.00%, 10/22/11	Building Products	15,000	15,018	11,250
Clean Earth, Inc., 13.00%, 8/1/14	Environmental	25,000	25,000	22,750
Dresser, Inc., 5/4/15	Industrial	61,000	60,924	47,266
Educate, Inc., 6/14/14	Education	10,000	10,000	7,728
Garden Fresh Restaurant Corp., 12/22/11	Retail	26,000	25,861	22,386
Generics International, Inc., 4/30/15	Healthcare	20,000	19,917	16,343
Gray Wireline Service, Inc., 12.25%, 2/28/13	Oil & Gas	77,500	76,966	77,500
Infor Enterprise Solutions Holdings, Inc., Tranche B-1, 3/2/14 †	Business Services	5,000	5,000	950
Infor Enterprise Solutions Holdings, Inc., 3/2/14 †	Business Services	15,000	14,859	3,375
Infor Global Solutions European Finance S.á.R.L., 3/2/14	Business Services	€6,210	8,263	1,484
IPC Systems, Inc., 6/1/15	Telecommunications	$37,250	36,312	19,544
Kronos, Inc., 6/11/15	Electronics	60,000	60,000	44,460
Penton Media, Inc., 2/1/14	Media	14,000	10,650	9,884
Quality Home Brands Holdings LLC, 6/20/13	Consumer Products	40,256	39,830	30,252
Ranpak Corp.(6), 12/27/14 †	Packaging	12,500	12,500	11,108
Ranpak Corp.(7), 12/27/14 †	Packaging	€5,206	7,585	6,098
Sheridan Holdings, Inc., 6/15/15	Healthcare	$60,000	60,000	49,860
Sorenson Communications, Inc., 2/18/14	Consumer Services	62,103	62,103	54,443
TransFirst Holdings, Inc., 6/15/15	Financial Services	34,750	33,683	28,669

Total 2nd Lien Bank Debt/Senior Secured Loans			$828,318	$654,486

Total Bank Debt/Senior Secured Loans			$829,473	$655,610

Total Investments in Non-Controlled/Non-Affiliated Portfolio Companies — 166.2%			$3,056,709	$2,319,815

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2009

(in thousands, except shares)

Investments in Controlled Portfolio Companies	Industry	Shares	Cost	Fair Value(1)
Preferred Equity — 4.4%
Grand Prix Holdings, LLC Series A, 12.00% (Innkeepers USA)	Hotels, Motels, Inns & Gaming	2,989,431	$74,736	$61,219

Common Equity/Equity Interests — 4.6%
AIC Credit Opportunity Fund LLC(8)	Asset Management		$79,377	$57,294
Grand Prix Holdings, LLC (Innkeepers USA) **	Hotels, Motels, Inns & Gaming	17,335,834	172,664	7,570

Total Common Equity/Equity Interests			$252,041	$64,864

Total Investments in Controlled Portfolio Companies — 9.0%			$326,777	$126,083

Total Investments — 175.2%(9)			$3,383,486	$2,445,898
Liabilities in Excess of Other Assets — (75.2%)				(1,049,760)

Net Assets — 100.0%				$1,396,138

(1)	Fair value is determined by or under the direction of the Board of Directors of the Company (see Note 2).
(2)	Denominated in Euro (€).
(3)	The Company is the sole Limited Partner in GS Prysmian Co-Invest L.P.
(4)	Denominated in Canadian dollars.
(5)	Includes floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the LIBOR (London Inter-bank Offered Rate), EURIBOR (Euro Inter-bank Offered Rate), GBP LIBOR (London Inter-bank Offered Rate for British Pounds), or the prime rate. At March 31, 2009, the range of interest rates on floating rate bank debt was 4.92% to 9.16%.
(6)	Position is held across five US Dollar-denominated tranches with varying yields.
(7)	Position is held across three Euro-denominated tranches with varying yields.
(8)	See Note 6.
(9)	Aggregate gross unrealized appreciation for federal income tax purposes is $72,338; aggregate gross unrealized depreciation for federal income tax purposes is $1,016,662. Net unrealized depreciation is $944,324 based on a tax cost of $3,390,222.
♦	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
*	Denominated in USD unless otherwise noted.
**	Non-income producing security
***	Non-accrual status (see note 2m)
†	Denote securities where the Company owns multiple tranches of the same broad asset type but whose security characteristics differ. Such differences may include level of subordination, call protection and pricing, differing interest rate characteristics, among other factors. Such factors are usually considered in the determination of fair values.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2009
Education	7.7%
Healthcare	6.8%
Financial Services	6.4%
Diversified Service	6.1%
Insurance	5.8%
Oil & Gas	5.1%
Consumer Products	4.3%
Transportation	4.0%
Retail	3.9%
Industrial	3.7%
Leisure Equipment	3.5%
Business Services	3.4%
Manufacturing	3.3%
Asset Management	3.1%
Packaging	3.0%
Hotels, Motels, Inns and Gaming	2.8%
Environmental	2.8%
Telecommunications	2.6%
Consumer Finance	2.5%
Consumer Services	2.5%
Grocery	2.3%
Electronics	1.9%
Beverage, Food, & Tobacco	1.7%
Machinery	1.6%
Market Research	1.5%
Consulting Services	1.2%
Building Products	1.1%
Media	1.0%
Publishing	0.9%
Chemicals	0.9%
Broadcasting & Entertainment	0.9%
Distribution	0.6%
Direct Marketing	0.6%
Agriculture	0.5%
Rental Equipment	0.0%

Total Investments	100.0%

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

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2008

(in thousands)

Investments in Non-Controlled/Non-Affiliated Portfolio Companies	Industry	Par Amount*	Cost	Fair Value(1)
Subordinated Debt/Corporate Notes — (continued)
Infor Lux Bond Company (Infor Global), L+800, 9/2/14	Business Services	$8,611	$8,611	$6,361
KAR Holdings, Inc., 10.00%, 5/1/15	Transportation	43,225	39,816	38,092
Language Line Holdings, Inc., 0% / 14.125%, 6/15/13	Business Services	27,678	24,468	22,641
Language Line Inc., 11.125%, 6/15/12	Business Services	27,081	26,863	27,623
Latham Manufacturing Corp., 14.00%, 12/30/12	Leisure Equipment	34,467	33,980	34,467
Laureate Education, Inc., L+550, 8/15/17	Education	53,540	49,385	47,115
Lexicon Marketing (USA), Inc., 13.25%, 5/11/13***	Direct Marketing	28,482	28,482	—
LVI Services, Inc., 14.50%, 11/16/12	Environmental	45,302	45,302	45,302
MW Industries, Inc., 13.00%, 5/1/14	Manufacturing	60,000	58,946	60,000
Neff Corp., 10.00%, 6/1/15	Rental Equipment	5,000	5,000	2,395
Nielsen Finance LLC, 0% / 12.50%, 8/1/16	Market Research	61,000	41,572	38,926
OTC Investors Corporation (Oriental Trading Company), 13.50%, 1/31/15	Direct Marketing	24,407	24,407	24,407
Pacific Crane Maintenance Company, L.P., 13.00%, 2/15/14	Machinery	34,000	34,000	34,000
PBM Holdings, Inc., 13.50%, 9/29/13	Beverage, Food & Tobacco	17,723	17,723	17,014
Playpower Holdings Inc., 15.50%, 12/31/12 ♦	Leisure Equipment	72,098	72,098	72,098
Plinius Investments II B.V. (Casema), E+925, 9/13/16	Cable TV	€17,701	23,060	26,841
Pro Mach Merger Sub, Inc., 12.50%, 6/15/12	Machinery	$14,598	14,411	14,598
QHB Holdings LLC (Quality Home Brands), 13.50%, 12/20/13	Consumer Products	44,331	43,442	44,331
Ranpak Holdings, Inc., 15.00%, 12/27/15	Packaging	50,125	50,125	50,125
RSA Holdings Corp. of Delaware (American Safety Razor), 13.50%, 7/31/15	Consumer Products	43,817	43,817	43,817
Safety Products Holdings LLC, 11.75%, 1/1/12	Manufacturing	34,043	33,662	34,405
Serpering Investments B.V. (Casema), E+925, 9/13/16	Cable TV	€16,403	20,752	25,014
The Servicemaster Company, L+500, 7/15/15	Diversified Service	$67,173	60,177	51,051
TL Acquisitions, Inc. (Thomson Learning), 0% / 13.25%, 7/15/15 ♦	Education	72,500	61,153	52,109
TL Acquisitions, Inc. (Thomson Learning), 10.50%, 1/15/15 ♦	Education	47,500	46,680	41,681
TP Financing 2, Ltd. (Travelex), GBP L+725, 4/1/15	Financial Services	£11,862	23,047	19,748
US Investigations Services, Inc., 10.50%, 11/1/15 ♦	Diversified Service	$7,500	6,131	6,188
Varietal Distribution, 10.25%, 7/15/15	Distribution	15,000	15,000	14,112
Varietal Distribution, 10.75%, 6/30/17	Distribution	21,875	21,247	19,359
WDAC Intermediate Corp., E+600, 11/29/15	Publishing	€41,611	55,902	45,607
Yankee Acquisition Corp., 9.75%, 2/15/17	Retail	$17,000	16,971	13,579

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2008

(in thousands, except shares)

Investments in Non-Controlled/Non-Affiliated Portfolio Companies	Industry	Par Amount*	Cost	Fair Value(1)
Subordinated Debt/Corporate Notes — (continued)
Yankee Acquisition Corp., 8.50%, 2/15/15	Retail	$1,915	$1,546	$1,558

Total Subordinated Debt/Corporate Notes			$2,010,721	$1,852,695

		Shares
Preferred Equity — 5.6%
DSI Holding Company, Inc. (DSI Renal Inc.), 15.00%, 10/7/14	Healthcare	32,500	$31,875	$32,500
Exco Resources, Inc., 7.00% / 9.00% (Convertible)	Oil & Gas	975	9,750	10,871
Exco Resources, Inc., 7.00% / 9.00% Hybrid (Convertible)	Oil & Gas	4,025	40,250	44,879
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 13.50%, 5/12/14	Education	12,360	11,180	12,360
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 12.50% (Convertible)	Education	3,325	3,325	1,369
LVI Acquisition Corp. (LVI Services, Inc.), 14.00%	Environmental	1,875	1,875	529
Varietal Distribution Holdings, LLC, 8.00%	Distribution	3,097	3,097	3,097

Total Preferred Equity			$101,352	$105,605

Common Equity/Partnership Interests — 15.5%
A-D Conduit Holdings, LLC (Duraline) **	Telecommunications	2,778	$2,778	$3,730
AHC Mezzanine LLC (Advanstar)	Media	10,000	10,000	9,000
CA Holding, Inc. (Collect America, Ltd.)	Consumer Finance	25,000	2,500	3,720
DTPI Holdings, Inc. (American Asphalt & Grading) **	Infrastructure	200,000	2,000	—
FSC Holdings Inc. (Hanley Wood LLC) **	Media	10,000	10,000	10,000
Garden Fresh Restaurant Holding, LLC **	Retail	50,000	5,000	4,832
Gray Energy Services, LLC Class H (Gray Wireline) **	Oil & Gas	1,081	2,000	3,540
Gryphon Colleges Corporation (Delta Educational Systems, Inc.) **	Education	175	175	—
GS Prysmian Co-Invest L.P. (Prysmian Cables & Systems) (2,3)	Industrial		—	93,073
Latham International, Inc. (fka Latham Acquisition Corp.) **	Leisure Equipment	33,091	3,309	1,127
LM Acquisition Ltd. (Lexicon Marketing Inc.) **	Direct Marketing	10,000	10,000	—
LVI Acquisition Corp. (LVI Services, Inc.) **	Environmental	6,250	625	—
MEG Energy Corp. (4) **	Oil & Gas	1,718,388	44,718	68,665
New Omaha Holdings Co-Invest LP (First Data)	Financial Services	13,000,000	65,000	65,000
PCMC Holdings, LLC (Pacific Crane)	Machinery	40,000	4,000	3,607

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2008

(in thousands, except shares and warrants)

Investments in Non-Controlled/Non-Affiliated Portfolio Companies	Industry	Shares	Cost	Fair Value(1)
Common Equity/Partnership Interests — (continued)
Prism Business Media Holdings, LLC	Media	68	$14,947	$14,810
Pro Mach Co-Investment, LLC **	Machinery	150,000	1,500	3,103
RC Coinvestment, LLC (Ranpak Corp.)	Packaging	50,000	5,000	5,047
Sorenson Communications Holdings, LLC Class A**	Consumer Services	454,828	45	5,436
Varietal Distribution Holdings, LLC Class A	Distribution	28,028	28	88

Total Common Equity and Partnership Interests			$183,625	$294,778

		Warrants
Warrants — 0.6%
DSI Holdings Company, Inc. (DSI Renal Inc.), Common **	Healthcare	5,011,327	—	$2,920
Fidji Luxco (BC) S.C.A., Common (FCI)(2) **	Electronics	48,769	$491	7,604
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Common **	Education	98	98	—
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class A-1 Preferred **	Education	459	460	579
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class B-1 Preferred **	Education	1,043	1,043	430

Total Warrants			$2,092	$11,533

		Par Amount*
2nd Lien Bank Debt/Senior Secured Loans (5) — 38.1%
Advanstar Communications, Inc., 11/30/14	Media	$20,000	$20,000	$14,600
American Asphalt & Grading Co., 7/10/09	Infrastructure	31,596	31,596	8,200
Asurion Corporation, 7/3/15	Insurance	135,300	134,876	116,020
BNY Convergex Group, LLC, 4/2/14	Business Services	50,000	49,787	43,000
C.H.I. Overhead Doors, Inc., 10/22/11	Building Products	15,000	15,023	14,175
Clean Earth, Inc., 8/1/14	Environmental	25,000	25,000	24,875
Dresser, Inc., 5/4/15	Industrial	61,000	60,915	55,663
Educate, Inc., 6/14/14	Education	10,000	10,000	8,500
Garden Fresh Restaurant Corp., 12/22/11	Retail	26,000	25,821	25,480
Generics International, Inc., 4/30/15	Healthcare	20,000	19,903	19,875
Gray Wireline Service, Inc., 12.25%, 2/28/13	Oil & Gas	77,500	76,866	77,500
HydroChem Industrial Services, Inc., 12/8/14	Environmental	35,100	35,100	34,223

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2008

(in thousands, except shares)

Investments in Non-Controlled/Non-Affiliated Portfolio Companies	Industry	Par Amount*	Cost	Fair Value(1)
2nd Lien Bank Debt/Senior Secured Loans (5) — (continued)
Infor Enterprise Solutions Holdings, Inc., Tranche B-1, 3/2/14	Business Services	$5,000	$5,000	$4,125
Infor Enterprise Solutions Holdings, Inc., 3/2/14	Business Services	15,000	14,836	12,375
Infor Global Solutions European Finance S.á.R.L., 3/2/14	Business Services	€6,210	8,263	8,856
IPC Systems, Inc., 6/1/15	Telecommunications	$37,250	36,167	26,634
Kronos, Inc., 6/11/15	Electronics	60,000	60,000	44,100
Quality Home Brands Holdings LLC, 6/20/13	Consumer Products	40,000	39,504	32,000
Ranpak Corp.(6), 12/27/14	Packaging	12,500	12,500	12,500
Ranpak Corp.(7), 12/27/14	Packaging	€5,206	7,584	8,249
Sheridan Holdings, Inc., 6/15/15	Healthcare	$60,000	60,000	46,500
Sorenson Communications, Inc., 2/18/14	Consumer Services	62,103	62,103	60,705
TransFirst Holdings, Inc., 6/15/15	Financial Services	30,500	30,413	23,790

Total 2nd Lien Bank Debt/Senior Secured Loans			$841,257	$721,945

Total Investments in Non-Controlled/Non-Affiliated Portfolio Companies – 157.4%			$3,139,047	$2,986,556

Investments in Controlled Portfolio Companies		Shares
Preferred Equity — 3.9%
Grand Prix Holdings, LLC Series A, 12.00% (Innkeepers USA)	Hotels, Motels, Inns & Gaming	2,989,431	74,736	74,736

Common Equity — 9.1%
Grand Prix Holdings, LLC (Innkeepers USA)	Hotels, Motels, Inns & Gaming	17,335,834	172,664	172,256

Total Investments in Controlled Portfolio Companies — 13.0%			$247,400	$246,992

Total Investments			$3,386,447	$3,233,548

		Par Amount*
Cash Equivalents — 21.3%
U.S. Treasury Bill, 1.075%, 6/19/08	Government	$405,000	$404,063	$403,898

Total Investments & Cash Equivalents —191.7% (8)			$3,790,510	$3,637,446
Liabilities in Excess of Other Assets — (91.7%)				(1,739,538)

Net Assets — 100.0%				$1,897,908

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2008

(in thousands)

(1)	Fair value is determined by or under the direction of the Board of Directors of the Company (see Note 2).
(2)	Denominated in Euro (€).
(3)	The Company is the sole Limited Partner in GS Prysmian Co-Invest L.P.
(4)	Denominated in Canadian dollars.
(5)	Includes floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the LIBOR (London Inter-bank Offered Rate), EURIBOR (Euro Inter-bank Offered Rate), GBP LIBOR (London Inter-bank Offered Rate for British Pounds), or the prime rate. At March 31, 2008, the range of interest rates on floating rate bank debt was 7.67% - 12.38%.
(6)	Position is held across five US Dollar-denominated tranches with varying yields.
(7)	Position is held across three Euro-denominated tranches with varying yields.
(8)	Aggregate gross unrealized appreciation for federal income tax purposes is $160,652; aggregate gross unrealized depreciation for federal income tax purposes is $321,299. Net unrealized depreciation is $160,647 based on a tax cost of $3,798,093.
♦	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
*	Denominated in USD unless otherwise noted.
**	Non-income producing security
***	Non-accrual status

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2008
Hotels, Motels, Inns and Gaming	7.6%
Financial Services	7.0%
Oil & Gas	6.4%
Education	5.7%
Business Services	5.0%
Industrial	4.6%
Retail	4.4%
Insurance	4.0%
Diversified Service	3.9%
Environmental	3.9%
Consumer Products	3.7%
Manufacturing	3.7%
Transportation	3.6%
Healthcare	3.5%
Leisure Equipment	3.3%
Building Products	2.9%
Packaging	2.3%
Publishing	2.2%
Telecommunications	2.2%
Media	2.2%
Consumer Services	2.0%
Direct Marketing	1.9%
Grocery	1.8%
Machinery	1.7%
Cable TV	1.6%
Electronics	1.6%
Agriculture	1.3%
Consumer Finance	1.2%
Market Research	1.2%
Distribution	1.1%
Utilities	0.8%
Chemicals	0.8%
Beverage, Food, & Tobacco	0.5%
Infrastructure	0.3%
Rental Equipment	0.1%

Total Investments	100.0%

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

(in thousands except share and per share amounts)

Note 1. Organization

Apollo Investment Corporation, a Maryland corporation organized on February 2, 2004, is a closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940. In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”), under the Internal Revenue Code of 1986, as amended. Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in middle-market companies in the form of mezzanine and senior secured loans, each of which may include an equity component, and, to a lesser extent, by making equity investments in such companies.

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

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

(2) preliminary valuation conclusions are then documented and discussed with senior management of our investment adviser;

(3) independent valuation firms engaged by our board of directors conduct independent appraisals and review our investment adviser’s preliminary valuations and make their own independent assessment;

(4) the audit committee of the board of directors reviews the preliminary valuation of our investment adviser and that of the independent valuation firm and responds to the valuation recommendation of the independent valuation firm to reflect any comments; and

(5) the board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of our investment adviser, the respective independent valuation firm and the audit committee.

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

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

On October 10, 2008, FASB Staff Position 157-3—Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FAS 157-3”) was issued. FAS 157-3 provides examples of how to determine fair value in a market that is not active. FAS 157-3 did not change the fair value measurement principles set forth in FAS 157. Furthermore, on April 9, 2009, FASB Staff Position 157-4—Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FAS 157-4”) was issued. FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. According to FAS 157-4, in the above circumstances, more analysis and significant adjustments to transaction or quoted prices may be necessary to estimate fair value. FAS 157-4 is effective for periods ending after June 15, 2009. We are currently reviewing FAS 157-4 and the future impact, if any, it will have on our financial position or results of operations.

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

(f) Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from accounting principles generally accepted in the United States of America; accordingly, at March 31, 2009, $123,207 was reclassified on our balance sheet between accumulated net realized gain (loss) and undistributed net investment income and $520 was reclassified on our balance sheet between undistributed net investment income and paid-in capital in excess of par. Total earnings and net asset value is not affected;

(g) Dividends and distributions to common stockholders are recorded as of the record date. The amount to be paid out as a dividend is determined by the Board of Directors each quarter. Net realized capital gains, if any, are distributed or deemed distributed at least annually.

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

(m) Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when there is reasonable doubt that principal or interest will be collected. Accrued, uncapitalized interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, are likely to remain current.

(n) In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes. FIN 48 was effective for financial statements issued for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation requires recognition of the impact of a tax position if that position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In addition, FIN 48 provides measurement guidance whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. FIN 48 was adopted on April 1, 2007 and did not have a material impact on the Company’s financial condition or results of operations. If the tax law requires interest and/or penalties to be paid on an underpayment of income taxes, interest and penalties will be classified as income taxes on our financial statements, if applicable.

Note 3. Agreements

Apollo Investment has an Investment Advisory and Management Agreement with the Investment Adviser, AIM, under which the Investment Adviser, subject to the overall supervision of Apollo Investment’s Board of Directors, will manage the day-to-day operations of, and provide investment advisory services to, Apollo Investment. For providing these services, the Investment Adviser receives a fee from Apollo Investment, consisting of two components—a base management fee and an incentive fee. The base management fee is determined by taking the average value of Apollo Investment’s gross assets at the end of the two most recently completed calendar quarters calculated at an annual rate of 2.00%. The incentive fee has two parts, as follows: one part is calculated and payable quarterly in arrears based on Apollo Investment’s pre-incentive fee net

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus Apollo Investment’s operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income does not include any realized capital gains computed net of all realized capital losses and unrealized capital depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of Apollo Investment’s net assets at the end of the immediately preceding calendar quarter, is compared to the rate of 1.75% per quarter (7% annualized). Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 2% base management fee. Apollo Investment pays the Investment Adviser an incentive fee with respect to Apollo Investment’s pre-incentive fee net investment income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which Apollo Investment’s pre-incentive fee net investment income does not exceed 1.75%, which we commonly refer to as the performance threshold; (2) 100% of Apollo Investment’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds 1.75% but does not exceed 2.1875% in any calendar quarter; and (3) 20% of the amount of Apollo Investment’s pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are appropriately pro rated for any period of less than three months. The effect of the fee calculation described above is that if pre-incentive fee net investment income is equal to or exceeds 2.1875%, the Investment Adviser will receive a fee of 20% of Apollo Investment’s pre-incentive fee net investment income for the quarter. The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Management Agreement, as-of the termination date) and will equal 20% of Apollo Investment’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser.

For the fiscal years ended March 31, 2009, 2008 and 2007, the Investment Adviser accrued $59,686, $59,871 and $40,569, respectively, in base investment advisory and management fees and $51,583, $30,449 and $57,912, respectively, in performance-based incentive fees from Apollo Investment.

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

At the fiscal years ended March 31, 2009, 2008 and 2007, the Administrator was reimbursed $3,247, $3,162 and $2,237, respectively, from Apollo Investment on the $4,794, $3,450 and $2,437, respectively, of expenses accrued under the Administration Agreement.

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

Note 4. Net Asset Value Per Share

At March 31, 2009, the Company’s total net assets and net asset value per share were $1,396,138 and $9.82, respectively. This compares to total net assets and net asset value per share at March 31, 2008 of $1,897,908 and $15.83, respectively.

Note 5. Earnings (Loss) Per Share

The following information sets forth the computation of basic and diluted earnings (loss) per share for the years ended March 31, 2009, 2008 and 2007, respectively:

	Year Ended March 31,
	2009	2008	2007
Numerator for increase (decrease) in net assets per share:	$(611,879)	$(33,438)	$312,166
Denominator for basic and diluted weighted average shares:	139,468,630	112,049,771	85,791,821
Basic and diluted earnings (loss) per share:	$(4.39)	$(0.30)	$3.64

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

Pursuant to applicable investment company accounting, we do not consolidate AIC Holdco or its wholly owned subsidiaries and accordingly only the value of our investment in AIC Holdco is included on our balance sheet. The Senior Note, total return swap and Acquisition Loan are non-recourse to AIC Holdco, its subsidiaries and us and have standard events of default including failure to pay contractual amounts when due and failure by each of the underlying Apollo Investment special purpose entities to provide additional credit support, sell assets or prepay a portion of its obligations if the value of the FDC Reference Obligation, the TXU Reference Obligation or the Boots Reference Obligation, as applicable, declines below specified levels. We may unwind any of these transactions at any time without penalty. From time to time Apollo Investment may provide additional capital to AIC Holdco for purposes of funding margin calls under one or more of the transactions described above. During the fiscal year ended March 31, 2009, we provided $18,480 in additional capital to AIC Holdco.

Investments and cash equivalents consisted of the following as of March 31, 2009 and March 31, 2008.

	March 31, 2009		March 31, 2008
	Cost	Fair Value	Cost	Fair Value
Subordinated Debt/Corporate Notes	$1,987,919	$1,436,048	$2,010,721	$1,852,695
Preferred Equity	125,558	91,533	176,088	180,341
Common Equity/Partnership Interests	438,270	258,153	356,289	467,034
Warrants	2,266	4,554	2,092	11,533
Bank Debt/Senior Secured Loans	829,473	655,610	841,257	721,945
Cash Equivalents	—	—	404,063	403,898

Totals	$3,383,486	$2,445,898	$3,790,510	$3,637,446

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

At March 31, 2009, our investments and cash equivalents were categorized as follows in the fair value hierarchy for SFAS No. 157 purposes:

		Fair Value Measurement at Reporting Date Using:
Description	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Equivalents	$—	$—	$—	$—
Total Investments	$2,445,898	$—	$—	$2,445,898

Total Investments and Cash Equivalents	$2,445,898	$—	$—	$2,445,898

The following chart shows the components of change in our investments categorized as Level 3, for the fiscal year ended March 31, 2009.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning Balance, March 31, 2008	$3,233,548
Total realized gains or losses included in earnings	(124,971)
Total unrealized gains or losses included in earnings	(784,689)
Purchases, including capitalized PIK interest(1)	462,144
Sales	(340,134)
Transfer in and/or out of Level 3	—

Ending Balance, March 31, 2009	$2,445,898

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations.	$(847,080)

(1)	Includes amortization of approximately $31,359

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

Note 7. Foreign Currency Transactions and Translations

At March 31, 2009, the Company had outstanding non-US borrowings on its $1,700,000 multicurrency revolving credit facility denominated in euros, pounds sterling, and Canadian dollars. Unrealized appreciation or depreciation on these outstanding borrowings is indicated in the table below:

Foreign Currency	Local Currency		Original Borrowing Cost	Current Value	Reset Date	Unrealized Appreciation (Depreciation)
British Pound		£2,000	$3,565	$2,867	4/06/2009	$698
Euro		€7,500	11,131	9,958	4/06/2009	1,173
British Pound		£2,500	4,957	3,583	4/17/2009	1,374
Euro		€76,500	95,910	101,569	4/27/2009	(5,659)
British Pound		£37,500	59,395	53,751	4/27/2009	5,644
Canadian Dollar	C$	29,700	25,161	23,606	5/20/2009	1,555
Canadian Dollar	C$	22,500	19,189	17,883	6/05/2009	1,306
Canadian Dollar	C$	3,000	2,318	2,385	6/30/2009	(67)

			$221,626	$215,602		$6,024

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

Note 8. Expense Offset Arrangement

The Company benefits from an expense offset arrangement with JPMorgan Chase Bank, N.A. (“custodian bank”) whereby the Company earns credits on any uninvested US dollar cash balances held by the custodian bank. These credits are applied by the custodian bank as a reduction of the monthly custody fees charged to the Company. The total amount of credits earned during the years ended March 31, 2009, 2008, and 2007 are $217, $273, and $128, respectively.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

Note 9. Temporary Investments

Pending investment in longer-term portfolio holdings, Apollo Investment may make temporary investments in U.S. Treasury bills (of varying maturities), repurchase agreements and certain other high-quality, short-term debt securities. These temporary investments are generally deemed cash equivalents as defined pursuant to FAS 95 and are included in our Schedule of Investments. At the end of each fiscal quarter, Apollo Investment considers taking proactive steps with the objective of enhancing investment flexibility in the next quarter. For example, Apollo Investment may purchase U.S. Treasury bills from time-to-time on the last business day of the quarter and would typically close out its position on a net cash basis subsequent to quarter end. Apollo Investment may also utilize repurchase agreements or other balance sheet transactions, including drawing down on its revolving credit facility, as it deems appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. Temporary investments with maturities of greater than 60 days from the time of purchase are marked-to-market as per our valuation policy.

Note 10. Repurchase Agreements

The Company may enter into repurchase agreements as part of its investment program. The Company’s custodian takes possession of collateral pledged by the counterparty. The collateral is marked-to-market daily to ensure that the value, plus accrued interest, is at least equal to the repurchase price. In the event of default of the obligor to repurchase, the Company has the right to liquidate the collateral and apply the proceeds in satisfaction of the obligation. Under certain circumstances, in the event of default or bankruptcy by the counterparty to the agreement, realization and/or retention of the collateral or proceeds may be subject to legal proceedings. There were no repurchase agreements outstanding at March 31, 2009 or March 31, 2008.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

Note 11. Financial Highlights

The following is a schedule of financial highlights for the years ended March 31, 2009, 2008, 2007, 2006 and the period April 8, 2004 (commencement of operations) through March 31, 2005:

	Fiscal Year Ended March 31,				April 8, 2004* through March 31, 2005
	2009	2008	2007	2006
Per Share Data:
Net asset value, beginning of period	$15.83	$17.87	$15.15	$14.27	$14.06

Net investment income	1.48	1.82	1.49	1.41	0.41
Net realized and unrealized gain (loss)	(5.74)	(1.90)	2.11	0.49	0.31

Net increase (decrease) in net assets resulting from operations	(4.26)	(0.08)	3.60	1.90	0.72
Dividends to stockholders(1)	(1.86)	(2.06)	(1.96)	(1.62)	(0.48)
Effect of anti-dilution	0.11	0.10	1.09	0.61	—
Offering costs	—	—	(0.01)	(0.01)	(0.03)

Net asset value at end of period	$9.82	$15.83	$17.87	$15.15	$14.27

Per share market value at end of period	$3.48	$15.83	$21.40	$17.81	$16.78

Total return(2)	(73.90)%	(17.50)%	31.70%	12.94%	15.32%

Shares outstanding at end of period	142,221,335	119,893,835	103,507,766	81,191,954	62,554,976

Ratio/Supplemental Data:
Net assets at end of period (in millions)	$1,396.1	$1,897.9	$1,849.7	$1,229.9	$892.9

Ratio of net investment income to average net assets	10.71%	9.85%	9.09%	9.89%	2.96	%(3)

Ratio of operating expenses to average net assets**	6.35%	4.92%	7.73%	5.64%	2.60	%(3)
Ratio of credit facility related expenses to average net assets	2.54%	2.73%	2.49%	1.44%	—

Ratio of total expenses to average net assets**	8.89%	7.65%	10.22%	7.08%	2.60	%(3)

Average debt outstanding	$1,193,809	$882,775	$580,209	$325,639 ***	$0

Average debt per share	$8.56	$7.88	$6.76	$5.10 ***	$0

Portfolio turnover ratio	11.2%	24.2%	43.8%	39.2%	14.7%

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

(1)	Dividends and distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under accounting principles generally accepted in the United States of America.
(2)	Total return is based on the change in market price per share during the respective periods. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan. Total return is not annualized.
(3)	Annualized for the period April 8, 2004 through March 31, 2005.
*	Commencement of operations
**	The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is 6.33% and 8.87%, respectively, at March 31, 2009, inclusive of the expense offset arrangement (see Note 8). At March 31, 2008, the ratios were 4.91% and 7.64%, respectively. At March 31, 2007, the ratios were 7.72% and 10.21%, respectively. At March 31, 2006, the ratios were 5.63% and 7.07%, respectively. At March 31, 2005, there was no expense offset arrangement.
***	Average debt outstanding and per share is calculated from July 8, 2005 (the date of the Company’s first borrowing from its revolving credit facility) through March 31, 2006, and average debt per share is calculated as average debt outstanding divided by the average shares outstanding during the period (in 000’s).

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

The average debt outstanding on the credit facility was $1,193,809 and $882,775 for the fiscal years ended March 31, 2009 and 2008, respectively. The weighted average annual interest cost for the fiscal year ended March 31, 2009 was 3.89%, exclusive of 0.21% for commitment fees and for other prepaid expenses related to establishing the credit facility. The weighted average annual interest cost for the fiscal year ended March 31,

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

2008 was 5.96%, exclusive of 0.36% for commitment fees and for other prepaid expenses related to establishing the Facility. This weighted average annual interest cost reflects the average interest cost for all borrowings, including EURIBOR, CAD LIBOR, GBP LIBOR and USD LIBOR. The maximum amount borrowed during the fiscal year ended March 31, 2009 and 2008 was $1,685,285 and $1,655,805, respectively, at value. The remaining capacity under the facility was $642,399 at March 31, 2009. At March 31, 2009, the Company was in compliance with all financial and operational covenants required by the Facility.

Note 13(a). Income Tax Information and Distributions to Stockholders

The tax character of dividends for the fiscal year ended March 31, 2009 was as follows:

Ordinary income	$258,843

As of March 31, 2009, the components of accumulated losses on a tax basis were as follows:

Distributable ordinary income	$85,743
Capital loss carryforward	(59,182)[1]
Other book/tax temporary differences	(44,466)
Unrealized depreciation	(938,304)

Total accumulated losses	$(956,209)

As of March 31, 2009, we had a post-October capital loss deferral of $61,725.

1	On March 31, 2009, the Company had a net capital loss carryforward of $59,182, which expires in 2017. This amount will be available to offset like amounts of any future taxable gains. It is unlikely that capital gains distributions will be paid to shareholders of the Company until net gains have been realized in excess of such capital loss carryforward or the carryforward expires.

The tax character of dividends paid during the fiscal year ended March 31, 2008 was as follows:

Ordinary income	$130,394
Long-term capital gains	100,495

Total dividends paid	$230,889

As of March 31, 2008, the components of accumulated earnings on a tax basis were as follows:

Distributable ordinary income	$137,112
Other book/tax temporary differences	(18,210)
Unrealized depreciation	(204,909)[1]

Total accumulated losses	$(86,007)

As of March 31, 2008, we had a post-October currency loss deferral of $18,159.

1	The difference between book-basis and tax-basis unrealized appreciation is primarily attributable to the receipt of upfront fees, which are being amortized for US GAAP.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

Note 13(b). Other Tax Information

The percentage of ordinary income distributions paid during the fiscal year ended March 31, 2009 eligible for qualified dividend income treatment is 5.45%. The percentage of ordinary income distributions paid during the fiscal year ended March 31, 2009 eligible for the 70% dividends received deduction for corporate stockholders is 5.45%.

The percentage of ordinary income distributions paid during the fiscal year ended March 31, 2008 eligible for qualified dividend income treatment is 5.41%. The percentage of ordinary income distributions paid during the fiscal year ended March 31, 2008 eligible for the 70% dividends received deduction for corporate stockholders is 5.41%.

Note 14. Selected Quarterly Financial Data (unaudited)

Quarter Ended	Investment Income		Net Investment Income		Net Realized And Unrealized Gain (Loss) on Assets		Net Increase (Decrease) In Net Assets From Operations
	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
March 31, 2009	85,274	0.60	50,740	0.36	(20,964)	(0.15)	29,776	0.21
December 31, 2008	97,525	0.69	52,787	0.37	(528,330)	(3.71)	(475,543)	(3.34)
September 30, 2008	103,547	0.73	56,491	0.40	(294,443)	(2.07)	(237,952)	(1.67)
June 30, 2008	90,959	0.69	46,313	0.35	25,527	0.19	71,840	0.55

March 31, 2008	90,009	0.75	43,725	0.37	(206,102)	(1.73)	(162,377)	(1.36)
December 31, 2007	92,854	0.78	41,500	0.35	(67,107)	(0.56)	(25,607)	(0.21)
September 30, 2007	86,069	0.81	61,623	0.58	(84,799)	(0.80)	(23,176)	(0.22)
June 30, 2007	88,946	0.86	54,758	0.53	122,964	1.19	177,722	1.72

March 31, 2007	75,255	0.76	21,728	0.22	81,039	0.82	102,767	1.04
December 31, 2006	71,071	0.87	38,034	0.46	18,943	0.23	56,977	0.69
September 30, 2006	63,914	0.78	33,812	0.41	47,454	0.58	81,266	1.00
June 30, 2006	55,861	0.69	31,744	0.39	39,412	0.49	71,156	0.88

Note 15. Commitments and Contingencies

The Company has the ability to issue standby letters of credit through its revolving credit facility. As of March 31, 2009 and March 31, 2008, the Company had issued through JPMorgan Chase Bank, N.A. standby letters of credit totaling $3,508 and $14,435, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2009 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting, which appears on page 36 of this Form 10-K, is incorporated by reference herein.

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

(d) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financing reporting that occurred during the fourth fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Directors

Information regarding the board of directors is as follows:

Name	Age	Position	Director Since	Expiration of Term
Interested Directors

John J. Hannan	56	Chairman of the Board	2004	2009

James C. Zelter	46	Chief Executive Officer & Director	2008	2009

Independent Directors

Ashok Bakhru	67	Director	2008	2009

Claudine B. Malone	73	Director	2007	2011

Frank C. Puleo	63	Director	2008	2011

Carl Spielvogel	80	Director	2004	2011

Elliot Stein, Jr.	60	Director	2004	2010

Bradley J. Wechsler	57	Director	2004	2010

The address for each director is c/o Apollo Investment Corporation, 9 West 57th Street, New York, NY 10019.

Executive officers who are not directors

Information regarding our executive officers who are not directors is as follows:

Name	Age	Position
Richard L. Peteka	47	Chief Financial Officer and Treasurer

Patrick J. Dalton	40	President and Chief Operating Officer

John J. Suydam	49	Vice President and Chief Legal Officer

Gordon E. Swartz	62	Chief Compliance Officer and Secretary

The address for each executive officer is c/o Apollo Investment Corporation, 9 West 57th Street, New York, NY 10019.

Biographical information

Directors

Our directors have been divided into two groups—interested directors and independent directors. Interested directors are interested persons as defined in the 1940 Act.

Independent directors

Ashok Bakhru (67) Director. Mr. Bakhru became a director of Apollo Investment Corporation on October 16, 2008. Mr. Bakhru currently serves as the Chairman of the Board of the Goldman Sachs Group of Mutual Funds. Previously Mr. Bakhru was the Chief Financial Officer and Chief Administrative Officer of Coty Inc. in New York City. Prior to that he served at Scott Paper Company in Philadelphia, where he held several senior management positions including Senior Vice President and Financial Officer roles. Mr. Bakhru also serves on the Governing Council of the Independent Directors Council and the Advisory Board of BoardIQ an investment publication. He has been actively involved with Cornell University, having served on its Council and Administrative Board over the past several years.

Claudine B. Malone (73) Director. Ms. Malone became director of Apollo Investment on April 17, 2007. Ms. Malone is the President and Chief Executive Officer of Financial & Management Consulting Inc. of McLean, Virginia. She also currently serves as a director of Novell, Inc. and Aviva Life Insurance Company (USA). Previously, Ms. Malone was Chairman of the Board of the Federal Reserve Bank of Richmond from 1996 to 1999. She served as a visiting professor at the Colgate-Darden Business School of the University of Virginia from 1984 to 1987, an adjunct professor of the School of Business Administration at Georgetown University from 1982 to 1984 and an assistant and associate professor at the Harvard Graduate School of Business Administration from 1972 to 1981.

Frank C. Puleo (63) Director. Mr. Puleo became a director of Apollo Investment on February 4, 2008. Mr. Puleo currently serves as a Director of Commercial Industrial Finance Corp., Capital Markets Engineering & Trading Holdings, LLC, and SLM Corp. Previously Mr. Puleo was a partner at Milbank, Tweed, Hadley & McCloy LLP where he advised clients on structured finance transactions, bank and bank holding company regulatory and securities law matters. Mr. Puleo became a partner of Milbank, Tweed, Hadley & McCloy LLP in 1978 and Co-Chair of the firm’s Global Finance Group in 1995 until retiring at the end of 2006. He was a member of the firm’s Executive Committee from 1982 to 1991 and from 1996 to 2002. Mr. Puleo served as a Lecturer at Columbia University School of Law from 1997 to 2001.

Carl Spielvogel (80) Director. Ambassador Spielvogel became a director of Apollo Investment in March 2004. Amb. Spielvogel has been Chairman and Chief Executive Officer of Carl Spielvogel Associates, Inc., an international management and counseling company, from 1997 to 2000, and from 2001 to present. In 2000-2001, Amb. Spielvogel served as U.S. Ambassador to the Slovak Republic, based in Bratislava, Slovakia. From 1994 to 1997, Amb. Spielvogel was Chairman and Chief Executive Officer of the United Auto Group, Inc., one of the first publicly-owned auto dealership groups. Earlier, Amb. Spielvogel was Chairman and Chief Executive Officer of Backer Spielvogel Bates Worldwide, a global marketing communications company from 1985 to 1994. Amb. Spielvogel currently is a director of the Interactive Data Corporation, Inc. He is also a trustee to the Metropolitan Museum of Art; a member of the board of Trustees and Chairman of the Business Council of the Asia Society; a member of the board of trustees of Lincoln Center for the Performing Arts; a member of the Council on Foreign Relations, and a member of the board of trustees of the Institute for the Study of Europe, at Columbia University, and a member of the Executive Committee of the Council of American Ambassadors.

Elliot Stein, Jr. (60) Director. Mr. Stein became a director of Apollo Investment in March 2004. Mr. Stein has served as chairman of Caribbean International News Corporation since 1985. He is also a managing director of Commonwealth Capital Partners as well as various private companies including Cloud Solutions LLC and Cohere Communications. Mr. Stein is a trustee of Claremont Graduate University and the New School University. He is a member of the Council on Foreign Relations.

Bradley J. Wechsler (57) Director. Mr. Wechsler became a director of Apollo Investment in April 2004. Mr. Wechsler has been the Co-Chairman and Co-Chief Executive Officer of IMAX Corporation since May, 1996. Previously Mr. Wechsler has had several executive positions in the entertainment industry and was a partner in the entertainment and media practice for a New York-based investment bank. Mr. Wechsler is a Vice-Chairman of the board of the NYU Hospital and Medical Center, a member of the Executive Committee and chairs its Finance Committee. In addition, he sits on the boards of The American Museum of the Moving Image, the Ethical Culture Fieldston Schools and Math for America.

Interested directors

John J. Hannan (56) Chairman of the board of directors of Apollo Investment. Mr. Hannan became a Director of Apollo Investment in March 2004 and was elected as Chairman of the board of directors in August 2006. Mr. Hannan has served on Apollo Investment Management’s investment committee since February 2006. Mr. Hannan, a senior partner of Apollo Management, L.P., co-founded Apollo Management, L.P. in 1990 and Apollo Real Estate Advisors, L.P. (an investment manager affiliated with Apollo’s real estate investment funds) in 1993.

James C. Zelter (46) Chief Executive Officer and Director of Apollo Investment. Mr. Zelter joined Apollo in 2006. He is the Managing Partner of Apollo Capital Management (“ACM”). The funds in the ACM platform include: Apollo Strategic Value Fund, AP Investment Europe, Apollo Asia Opportunity Fund and Apollo European Principal Finance Fund. ACM also includes Apollo Investment Management, L.P. the investment manager to Apollo Investment Corporation, a public company who’s shares trade on the NASDAQ. In addition, Mr. Zelter is a Director and the Chief Executive Officer of Apollo Investment Corporation. Prior to joining Apollo, Mr. Zelter was with Citigroup and its predecessor companies from 1994 to 2006. From 2003 to 2005, Mr. Zelter was Chief Investment Officer of Citigroup Alternative Investments, and prior to that he was responsible for the firm’s Global High Yield franchise.

Executive officers who are not directors

Patrick J. Dalton: (40) President and Chief Operating Officer of Apollo Investment. Mr. Dalton joined AIM in June 2004 as a partner and a member of AIM’s Investment Committee. He became an executive officer of the Apollo Investment in November 2006. Mr. Dalton is also currently serving as Chief Investment Officer of AIM. Before joining the Corporation, Mr. Dalton was a Vice President with Goldman, Sachs & Co.’s Principal Investment Area with a focus on mezzanine investing since 2000.

Richard L. Peteka (47) Chief Financial Officer and Treasurer of Apollo Investment. Mr. Peteka joined Apollo Investment in June 2004 as its Chief Financial Officer and Treasurer. Prior to joining the firm, he was Chief Financial Officer and Treasurer of various closed-end and open-end registered investment companies for Citigroup Asset Management. He joined Citigroup Asset Management as a Director in July 1999.

John J. Suydam (49) Vice President and Chief Legal Officer of Apollo Investment. Mr. Suydam joined Apollo in 2006. From 2002-2006, Mr. Suydam was a partner at O’Melveny & Myers LLP where he served as head of Mergers & Acquisitions and co-head of the Corporate Department. Prior to that time, Mr. Suydam served as chairman of the law firm O’Sullivan, LLP which specialized in representing private equity investors. Mr. Suydam serves on the board of directors of the Big Apple Circus. Mr. Suydam received his JD from New York University and graduated magna cum laude with a BA in History from the State University of New York at Albany.

Gordon E. Swartz (62) Chief Compliance Officer and Secretary of Apollo Investment. Mr. Swartz became the Chief Compliance Officer of Apollo Investment in October 2004. Prior to joining Apollo Investment, Mr. Swartz was an Associate General Counsel of Citigroup Asset Management.

The Audit Committee

The Audit Committee operates pursuant to an Audit Committee Charter approved by the Board of Directors. The charter sets forth the responsibilities of the Audit Committee, which include selecting or retaining each year an independent registered public accounting firm (the “auditors”) to audit the accounts and records of the Company; reviewing and discussing with management and the auditors the annual audited financial statements of the Company, including disclosures made in management’s discussion and analysis, and recommending to the Board of Directors whether the audited financial statements should be included in the Company’s annual report on Form 10-K; reviewing and discussing with management and the auditors the Company’s quarterly financial statements prior to the filings of its quarterly reports on Form 10-Q; pre-approving the auditors’ engagement to render audit and/or permissible non-audit services; and evaluating the qualifications, performance and independence of the auditors. The Audit Committee is presently composed of six persons: Messrs. Bakhru, Puleo, Spielvogel, Stein, Wechsler, and Ms. Malone, all of whom are independent directors and are otherwise considered independent under the listing standards of NASDAQ Marketplace Rule 5605(a)(2). The Company’s Board of Directors has determined that Mr. Bakhru and Ms. Malone each is an “audit committee financial expert” as that term is defined under Item 401 of Regulation S-K under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). The Audit Committee Charter is available on the Company’s website (www.apolloic.com).

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the Securities and Exchange Commission and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4 and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the fiscal year ended March 31, 2009, all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

Code of Conduct

We have adopted a code of conduct for all our directors and employees, including our Chief Executive Officer and Chief Financial Officer, as required under Item 406 of Regulation S-K under the Exchange Act and the listing standards of NASDAQ Marketplace Rule 5610. The code of conduct is available on our website located at www.apolloic.com. You may also read and copy the code of conduct at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on operations of the Public Reference Room by calling the SEC at (202) 942-8090. In addition, the code of conduct will be available on the EDGAR Database on the SEC Internet site at http://www.sec.gov. You may also obtain copies of the code of conduct, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing to the SEC’s Public Reference Section, 450 5th Street, NW, Washington, D.C. 20549.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Apollo Investment Corporation does not currently have any employees. The executive officers of the company are either employees of our investment adviser, Apollo Investment Management (“adviser”), or our administrator, Apollo Investment Administration (“administrator”). The adviser and administrator provide necessary services to the business, pursuant to the terms of our investment advisory and management agreement and our administration agreement. Our day-to-day investment operations are managed by our investment adviser. Most of the services necessary for the origination and administration of our investment portfolio are provided by investment professionals employed by the adviser. In addition, we reimburse the administrator for our allocable portion of expenses incurred by it in performing its obligations under the administration agreement, including our allocable portion of the cost of our chief financial officer, chief compliance officer and their respective staffs.

Summary Compensation Table

The following table shows information regarding the compensation expected to be received by the independent directors and executive officers for the fiscal year ended March 31, 2009. No compensation is paid to directors who are “interested persons.”

Name	Aggregate compensation from Apollo Investment	Pension or retirement benefits accrued as part of our expenses(1)	Total compensation from Apollo Investment paid to director/ officer
Independent directors
Ashok Bakhru(2)	$65,038	None	$65,038
Claudine B. Malone	139,500	None	139,500
Frank C. Puleo	131,500	None	131,500
Carl Spielvogel	134,500	None	134,500
Elliot Stein, Jr.	137,000	None	137,000
Gerald Tsai, Jr.(3)	37,186	None	37,186
Bradley J. Wechsler	124,500	None	124,500

Interested directors
John J. Hannan	None	None	None
James C. Zelter(4)	None	None	None

Executive Officers
Patrick J. Dalton	None	None	None
Richard L. Peteka(5)	None	None	None
John J. Suydam	None	None	None
Gordon E. Swartz(5)	None	None	None

(1)	We do not have a profit sharing or retirement plan, and directors do not receive any pension or retirement benefits.
(2)	Ashok Bakhru became a director on October 16, 2008.
(3)	Gerald Tsai, Jr. died on July 9, 2008.
(4)	James C. Zelter is also an executive officer of Apollo Investment Corporation.
(5)	Richard L. Peteka and Gordon E. Swartz are employees of Apollo Investment Administration.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of March 31, 2009, there were no persons that owned 25% or more of our outstanding voting securities, and no person would be deemed to control us, as such term is defined in the 1940 Act.

Our directors have been divided into two groups — interested directors and independent directors. Interested directors are “interested persons” as defined in the Investment Company Act of 1940.

The following table sets forth, as of March 31, 2009, certain ownership information with respect to our common stock for those persons who directly or indirectly own, control or hold with the power to vote, 5% or more of our outstanding common stock and all officers and directors, as a group. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power.

Name and address	Type of ownership(1)	Shares owned	Percentage of common stock outstanding
AIC Co-Investors LLC(2)	Beneficial	1,009,216	*	%

Bay Pond Partners, L.P.(3)	Beneficial	7,420,900	5.22%

All officers and directors as a group (12 persons)(4)	Beneficial	189,285	*	%

*	Represents less than 1%.
(1)	All of our common stock is owned of record by Cede & Co., as nominee of the Depository Trust Company.
(2)	AIC Co-Investors LLC is a special purpose entity related to Apollo Investment Management. The address for AIC Co-Investors LLC is 9 West 57th Street, New York, NY 10019.
(3)	Bay Pond Partners, L.P. retains (a) shared power to vote or to direct the vote as to 7,420,900 shares and (b) shared power to dispose or to direct the disposition of 7,420,900 shares.
(4)	The address for all officers and directors is c/o Apollo Investment Corporation, 9 West 57th Street, New York, NY 10019.

The following table sets forth the dollar range of our equity securities beneficially owned by each of our directors as of March 31, 2009. (We are not part of a “family of investment companies,” as that term is defined in the 1940 Act.)

Name of Director	Dollar Range of Equity Securities in Apollo Investment(1)
Independent Directors
Ashok Bakhru	$50,001 – $100,000
Claudine B. Malone	$10,001 – $ 50,000
Frank C. Puleo	$10,001 – $ 50,000
Carl Spielvogel	$10,001 – $ 50,000
Elliot Stein, Jr.	$50,001 – $100,000
Bradley J. Wechsler	$100,001 – $500,000

Interested Directors and Executive Officers
John J. Hannan	$100,001 – $500,000	(2)
James C. Zelter	$100,001 – $500,000

(1)	Dollar ranges are as follows: None, $1—$10,000, $10,001—$50,000, $50,001—$100,000, $100,001—$500,000, $500,001—$1,000,000 or over $1,000,000.
(2)	Reflects pecuniary interests in AIC Co-Investors LLC. Mr. Hannan disclaims beneficial ownership of shares held by AIC Co-Investors LLC.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We have entered into an investment advisory and management agreement with AIM. Certain of our senior officers and our chairman of the Board of Directors have ownership and financial interests in AIM. Certain of our senior officers also serve as principals of other investment managers affiliated with AIM that may in the future manage investment funds with investment objectives similar to ours. In addition, our executive officers and directors and the partners of our investment adviser, AIM, serve or may serve as officers, directors or principals of entities that operate in the same or related line of business as we do, or of investment funds managed by its affiliates, although we may not be given the opportunity to participate in certain investments made by investment funds managed by advisers affiliated with AIM. However, our investment adviser and its affiliates intend to allocate investment opportunities in a fair and equitable manner consistent with our investment objectives and strategies so that we are not disadvantaged in relation to any other client.

We have entered into a royalty-free license agreement with AIM, pursuant to which AIM has agreed to grant us a non-exclusive license to use the name “Apollo.” Under the license agreement, we have the right to use the “Apollo” name for so long as AIM or one of its affiliates remains our investment adviser. In addition, we rent office space from Apollo Administration, an affiliate of AIM, and pay Apollo Administration our allocable portion of overhead and other expenses incurred by Apollo Administration in performing its obligations under our administration agreement with Apollo Administration, including our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs, which can create conflicts of interest that our Board of Directors must monitor. We may invest, to the extent permitted by law, on a concurrent basis with affiliates of AIM, subject to compliance with applicable regulations and our allocation procedures.

Further information relating to relationships and director independence is hereby incorporated by reference from our 2009 Proxy Statement under the caption “Certain Relationships and Transactions.”

Item 14. Principal Accountant Fees and Services

The audit committee of the board of directors selected PricewaterhouseCoopers LLP as independent auditors for the Company for the fiscal year ending March 31, 2009. PricewaterhouseCoopers LLP has confirmed that they are independent accountants with respect to the Company within the meaning of the Securities Acts administered by the Securities and Exchange Commission and the requirements of the Independence Standards Board.

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings. Audit fees billed during the fiscal years ending March 31, 2009 and March 31, 2008 were $637,000 and $360,000, respectively.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. Audit-related fees billed during the fiscal years ending March 31, 2009 and March 31, 2008 were $253,000 and $37,975, respectively.

Tax Services Fees: Tax services fees consist of fees billed for professional tax services. These services also include assistance regarding federal, state, and local tax compliance. Tax services and fees billed during the fiscal years ending March 31, 2009 and March 31, 2008 were $30,000 and $36,200, respectively, which represented work related to preparation of tax returns, our RIC qualification, excise tax distribution requirements, form extensions, etc.

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

The Audit Committee has discussed with PricewaterhouseCoopers LLP, the Company’s independent auditors, matters required to be discussed by Statement of Auditing Standards No. 114 (communication with those charged with governance). The Audit Committee received and reviewed the written report on required communications.

Based on the Audit Committee’s discussion with management and the independent auditors, the Audit Committee’s review of the audited financial statements, the representations of management and the report of the independent auditors to the Audit Committee, the Audit Committee has recommended that the board of directors include the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 for filing with the Securities and Exchange Commission. The Audit Committee has also appointed PricewaterhouseCoopers LLP to serve as independent auditors for the fiscal year ended March 31, 2010.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements.

Refer to Item 8 above.

(a)(2)	Financial Statement Schedules

None.

(a)(3)	Exhibits

	3.1(a)	Articles of Amendment(1)

	3.1(b)	Articles of Amendment and Restatement(2)

	3.2	Second Amended and Restated Bylaws*

	4.1	Form of Stock Certificate(3)

	10.1(a)	Investment Advisory Management Agreement between Registrant and Apollo Investment Management, L.P.(2)

	10.1(b)	Supplement to the Investment Advisory Management Agreement between Registrant and Apollo Investment Management, L.P.(4)

	10.2	Administration Agreement between Registrant and Apollo Investment Administration, LLC(2)

	10.3	Dividend Reinvestment Plan(4)

	10.4	Custodian Agreement(2)

	10.5	License Agreement between the Registrant and Apollo Management, L.P.(2)

	10.6	Form of Transfer Agency and Service Agreement(2)

	10.7	Amended and Restated Senior Secured Revolving Credit Agreement(5)

	11.1	Statement regarding computation of per share earnings*

	14.1	Code of Conduct(6)

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

	32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).*

	32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).*

*	Filed herewith.
(1)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on June 20, 2005.
(2)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 3 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 1, 2004.
(3)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on March 12, 2004.
(4)	Incorporated by reference from the Registrant’s Form 10-K, filed on June 12, 2006.
(5)	Incorporated by reference from the Registrant’s Form 8-K filed on April 4, 2006.
(6)	Incorporated by reference from the Registrant’s Form 10-K, filed on May 29, 2008.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO INVESTMENT CORPORATION

By:	/s/ James C. Zelter
James C. Zelter Chief Executive Officer June 1, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ James C. Zelter James C. Zelter	Chief Executive Officer (principal executive officer)	June 1, 2009

/s/ Richard L. Peteka Richard L. Peteka	Chief Financial Officer and Treasurer (principal financial and accounting officer)	June 1, 2009

/s/ Patrick J. Dalton Patrick J. Dalton	President and Chief Operating Officer	June 1, 2009

/s/ John J. Hannan John J. Hannan	Chairman of the Board, Director	June 1, 2009

/s/ Ashok Bakhru Ashok Bakhru	Director	June 1, 2009

/s/ Claudine B. Malone Claudine B. Malone	Director	June 1, 2009

/s/ Frank C. Puleo Frank C. Puleo	Director	June 1, 2009

/s/ Carl Spielvogel Carl Spielvogel	Director	June 1, 2009

/s/ Elliot Stein, Jr. Elliot Stein, Jr.	Director	June 1, 2009

/s/ Bradley J. Wechsler Bradley J. Wechsler	Director	June 1, 2009