Form 10-Q
period 2009-06-30
APOLLO INVESTMENT CORP
filed 2009-08-06
CIK 1278752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2009

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 333-112591

APOLLO INVESTMENT CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	52-2439556
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9 West 57th Street 37th Floor New York, N.Y.	10019
(Address of principal executive office)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of August 5, 2009 was 143,005,894.

APOLLO INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2009

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Apollo Investment”, “Company”, “AIC”, “Fund”, “we”, “us” and “our” refer to Apollo Investment Corporation unless the context otherwise states.

Item 1.	Financial Statements

APOLLO INVESTMENT CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share amounts)

	June 30, 2009 (unaudited)	March 31, 2009
Assets
Non-controlled/non-affiliated investments, at value (cost—$2,970,674 and $3,056,709, respectively)	$2,380,320	$2,319,815
Controlled investments, at value (cost—$330,181 and $326,777, respectively)	134,879	126,083
Cash	4,620	5,914
Foreign currency (cost—$496 and $694, respectively)	496	693
Interest receivable	34,946	42,461
Dividends receivable	48,919	48,295
Miscellaneous income receivable	—	51
Receivable from investment adviser	—	393
Prepaid expenses and other assets	3,906	4,934

Total assets	$2,608,086	$2,548,639

Liabilities
Credit facility payable (see note 7 & 12)	$1,071,899	$1,057,601
Dividends payable	36,978	36,978
Payable for investments purchased	26,400	27,555
Management and performance-based incentive fees payable (see note 3)	25,054	25,314
Interest payable	503	711
Accrued administrative expenses	2,193	1,547
Other liabilities and accrued expenses	1,424	2,795

Total liabilities	$1,164,451	$1,152,501

Net Assets
Common stock, par value $.001 per share, 400,000 and 400,000 common shares authorized, respectively, and 142,221 and 142,221 issued and outstanding, respectively	$142	$142
Paid-in capital in excess of par (see note 2f)	2,352,205	2,352,205
Undistributed net investment income (see note 2f)	108,526	96,174
Accumulated net realized loss (see note 2f)	(219,046)	(120,811)
Net unrealized depreciation	(798,192)	(931,572)

Total Net Assets	$1,443,635	$1,396,138

Total liabilities and net assets	$2,608,086	$2,548,639

Net Asset Value Per Share	$10.15	$9.82

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share amounts)

	Three months ended
	June 30, 2009	June 30, 2008
INVESTMENT INCOME:
From non-controlled/non-affiliated investments:
Interest	$75,297	$84,975
Dividends	3,236	3,335
Other Income	1,269	197
From controlled investments:
Dividends	2,759	2,452

Total Investment Income	82,561	90,959

EXPENSES:
Management fees (see note 3)	$12,722	$16,022
Performance-based incentive fees (see note 3)	12,332	11,578
Interest and other credit facility expenses	5,068	13,917
Administrative services expense	1,309	1,868
Other general and administrative expenses	1,800	1,347

Total expenses	33,231	44,732
Expense offset arrangement (see note 8)	—	(86)

Net expenses	33,231	44,646

Net investment income	$49,330	$46,313

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS AND FOREIGN CURRENCIES:
Net realized loss:
Investments and cash equivalents	$(98,078)	$(29,230)
Foreign currencies	(157)	(588)

Net realized loss	(98,235)	(29,818)

Net change in unrealized gain (loss):
Investments and cash equivalents	151,835	54,889
Foreign currencies	(18,455)	456

Net change in unrealized gain (loss)	133,380	55,345

Net realized and unrealized gain (loss) from investments, cash equivalents and foreign currencies	35,145	25,527

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$84,475	$71,840

EARNINGS PER SHARE (see note 5)	$0.59	$0.55

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except shares)

	Three months ended June 30, 2009 (unaudited)	Year ended March 31, 2009
Increase (Decrease) in net assets from operations:
Net investment income	$49,330	$206,331
Net realized loss	(98,235)	(83,740)
Net change in unrealized gain (loss)	133,380	(734,470)

Net increase (decrease) in net assets resulting from operations	84,475	(611,879)

Dividends and distributions to stockholders:	(36,978)	(258,843)

Capital share transactions:
Net proceeds from shares sold	—	369,589
Less offering costs	—	(637)
Reinvestment of dividends	—	—

Net increase in net assets from capital share transactions	—	368,952

Total increase (decrease) in net assets:	47,497	(501,770)
Net assets at beginning of period	1,396,138	1,897,908

Net assets at end of period	$1,443,635	$1,396,138

Capital share activity
Shares sold	—	22,327,500
Shares issued from reinvestment of dividends	—	—

Net increase in capital share activity	—	22,327,500

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three months ended
	June 30, 2009	June 30, 2008
Cash Flows from Operating Activities:
Net Increase in Net Assets Resulting from Operations	$84,475	$71,840
Adjustments to reconcile net increase (decrease):
Purchase of investment securities	(93,835)	(139,991)
Proceeds from disposition of investment securities and cash equivalents	78,291	90,184
Increase (decrease) from foreign currency transactions	39	(588)
Decrease in interest and dividends receivable	6,891	3,001
Decrease in prepaid expenses and other assets	1,472	1,185
Increase (decrease) in management and performance-based incentive fees payable	(260)	631
Increase (decrease) in interest payable	(208)	83
Decrease in accrued expenses	(725)	(771)
Increase (decrease) in payable for investments and cash equivalents purchased	(1,155)	876,136
Net change in unrealized depreciation (appreciation) on investments, cash equivalents, foreign currencies and other assets and liabilities	(133,380)	(55,345)
Net realized loss on investments and cash equivalents	98,235	29,818

Net Cash Provided by Operating Activities	$39,840	$876,183

Cash Flows from Financing Activities:
Net proceeds from the issuance of common stock	$—	$369,589
Offering costs from the issuance of common stock	—	(479)
Dividends paid in cash	(36,978)	(83,323)
Borrowings under credit facility	151,145	256,666
Repayments under credit facility	(155,500)	(929,500)

Net Cash Used by Financing Activities	$(41,333)	$(387,047)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(1,493)	$489,136
Effect of exchange rates on cash balances	2	8
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$6,607	$414,983

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,116	$904,127

Non-cash financing activities consist of the reinvestment of dividends totaling $0 and $0, respectively (in thousands).

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited)

June 30, 2009

(in thousands)

Investments in Non-Controlled/Non-Affiliated Portfolio Companies -164.9%	Industry	Par Amount*	Cost	Fair Value (1)
CORPORATE DEBT—145.4%
2nd Lien Bank Debt/Senior Secured Loans (2)—45.4%
AB Acquisitions UK Topco 2 Limited (Alliance Boots), 7/9/16 †	Retail	£11,400	$19,837	$15,620
AB Acquisitions UK Topco 2 Limited (Alliance Boots), 7/9/16 †	Retail	€3,961	5,453	4,623
Asurion Corporation, 7/3/15	Insurance	$148,300	146,882	129,318
BNY ConvergEx Group, LLC, 4/2/14	Business Services	50,000	49,827	47,450
C.H.I. Overhead Doors, Inc., 13.00%, 10/22/11	Building Products	15,000	15,016	11,250
Clean Earth, Inc., 13.00%, 8/1/14	Environmental	25,000	25,000	22,750
Dresser, Inc., 5/4/15	Industrial	61,000	60,927	51,371
Educate, Inc., 6/14/14	Education	10,000	10,000	8,581
Garden Fresh Restaurant Corp., 12/22/11	Retail	26,000	25,871	25,350
Generics International, Inc., 4/30/15	Healthcare	20,000	19,920	18,081
Gray Wireline Service, Inc., 12.25%, 2/28/13	Oil & Gas	77,500	76,992	67,193
Infor Enterprise Solutions Holdings, Inc., Tranche B-1, 3/2/14 †	Business Services	5,000	5,000	2,313
Infor Enterprise Solutions Holdings, Inc., 3/2/14 †	Business Services	15,000	14,865	7,125
Infor Global Solutions European Finance S.á.R.L., 3/2/14	Business Services	€6,210	8,263	3,658
IPC Systems, Inc., 6/1/15	Telecommunications	$37,250	36,349	18,375
Kronos, Inc., 6/11/15	Electronics	60,000	60,000	50,280
Penton Media, Inc., 2/1/14	Media	14,000	10,772	8,834
Quality Home Brands Holdings LLC, 6/20/13	Consumer Products	40,359	39,952	8,072
Ranpak Corp., 12/27/14 (3) †	Packaging	12,500	12,500	11,704
Ranpak Corp., 12/27/14 (4) †	Packaging	€5,206	7,585	6,837
Sheridan Holdings, Inc., 6/15/15	Healthcare	$60,000	60,000	50,940
Sorenson Communications, Inc., 2/18/14	Consumer Services	61,603	61,603	56,028
TransFirst Holdings, Inc., 6/15/15	Financial Services	34,750	33,710	29,294

Total 2nd Lien Bank Debt/Senior Secured Loans			$806,324	$655,047

Subordinated Debt/Corporate Notes—100.0%
AB Acquisitions UK Topco 2 Limited (Alliance Boots), GBP L+650, 7/9/17	Retail	£39,876	$77,377	$55,097
Advantage Sales & Marketing, Inc., 12.00%, 3/29/14	Grocery	$32,045	31,622	30,731
Allied Security Holdings LLC, 13.75%, 8/21/15	Business Services	20,000	19,631	20,800
AMH Holdings II, Inc. (Associated Materials), 20.00% PIK, 12/01/14 ***	Building Products	7,840	—	—
Angelica Corporation, 15.00%, 2/4/14	Healthcare	60,000	60,000	60,000
Arbonne Intermediate Holdco Inc. (Natural Products Group LLC), 13.50%, 6/19/14 ***	Direct Marketing	82,186	76,803	4,520

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2009

(in thousands)

	Industry	Par Amount*	Cost	Fair Value (1)
Subordinated Debt/Corporate Notes—(continued)
Associated Materials, Inc. 15.00%, 07/15/12	Building Products	$12,000	$12,000	$12,000
BNY ConvergEx Group, LLC, 14.00%, 10/2/14	Business Services	15,689	15,689	15,171
Booz Allen Hamilton Inc., 13.00%, 7/31/16	Consulting Services	23,435	23,082	23,494
Brenntag Holding GmbH & Co. KG, E+700, 01/18/2016	Chemicals	€19,725	24,413	24,485
Catalina Marketing Corporation, 11.625%, 10/1/17 ¿	Grocery	$31,959	30,355	29,376
Ceridian Corp., 13.00%, 11/15/15 †	Diversified Service	50,000	50,000	45,050
Ceridian Corp., 11.25%, 11/15/15 †	Diversified Service	36,000	35,166	31,788
Cidron Healthcare C S.á.R.L. (Convatec) E+950, 8/1/17	Healthcare	€7,734	12,119	8,760
Collect America, Ltd., 16.00%, 8/5/12 ¿	Consumer Finance	$39,018	38,567	39,018
Delta Educational Systems, Inc., 14.20%, 5/12/13	Education	19,341	18,873	19,341
DSI Renal Inc., 16.00%, 4/7/14	Healthcare	11,811	11,811	10,088
Dura-Line Merger Sub, Inc., 14.00%, 9/22/14	Telecommunications	41,501	40,865	41,501
Eurofresh, Inc., 0% / 14.50%, 1/15/14 ¿ *** †	Agriculture	26,504	24,303	—
Eurofresh, Inc., 11.50%, 1/15/13 ¿ *** †	Agriculture	50,000	50,000	4,250
European Directories (DH5) B.V., 15.735%, 7/1/16 †	Publishing	€3,195	4,106	4,045
European Directories (DH7) B.V., E+950, 7/1/15 †	Publishing	17,040	21,252	21,607
First Data Corporation, 11.25%, 3/31/16 ¿†	Financial Services	$40,000	33,343	34,080
First Data Corporation, 9.875%, 9/24/15 †	Financial Services	45,500	39,641	38,629
FleetPride Corporation, 11.50%, 10/1/14 ¿ †	Transportation	47,500	47,500	42,275
Fox Acquisition Sub LLC, 13.375%, 7/15/16 ¿	Broadcasting & Entertainment	25,000	24,790	17,446
FPC Holdings, Inc. (FleetPride Corporation), 0% / 14.00%, 6/30/15 ¿ †	Transportation	37,846	37,389	30,655
General Nutrition Centers, Inc., L+450, 3/15/14	Retail	14,275	14,091	11,491
Goodman Global Inc., 13.50%, 2/15/16	Manufacturing	25,000	25,000	24,800
Hub International Holdings, 10.25%, 6/15/15 ¿	Insurance	25,000	24,182	20,851
Infor Lux Bond Company (Infor Global), L+800, 9/2/14	Business Services	9,788	9,788	930
KAR Holdings, Inc., 10.00%, 5/1/15	Transportation	32,225	28,675	26,779
Latham Manufacturing Corp., 20.00%, 12/30/12 ***	Leisure Equipment	39,816	34,190	7,963
Laureate Education, Inc., 11.75%, 8/15/17 ¿	Education	53,540	49,687	47,062
LVI Services, Inc., 14.25%, 11/16/12	Environmental	48,087	48,087	46,885
MW Industries, Inc., 13.00%, 5/1/14	Manufacturing	60,225	59,324	51,794
NCO Group Inc., 11.875%, 11/15/14	Consumer Finance	22,630	18,601	20,649
Neff Corp., 10.00%, 6/1/15	Rental Equipment	3,000	3,000	435
Nielsen Finance LLC, 0% / 12.50%, 8/1/16	Market Research	61,000	49,098	41,715
OTC Investors Corporation (Oriental Trading Company), 13.50%, 1/31/15	Direct Marketing	27,861	27,861	8,358

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2009

(in thousands)

	Industry	Par Amount*	Cost	Fair Value (1)
Subordinated Debt/Corporate Notes—(continued)
Pacific Crane Maintenance Company, L.P., 15.00%, 2/15/14	Machinery	$35,466	$35,466	$18,619
PBM Holdings, Inc., 13.50%, 9/29/13	Beverage, Food & Tobacco	17,723	17,723	17,457
Playpower Holdings Inc., 15.50%, 12/31/12 ¿	Leisure Equipment	90,194	90,194	70,893
Pro Mach Merger Sub, Inc., 12.50%, 6/15/12	Machinery	14,616	14,474	14,616
QHB Holdings LLC (Quality Home Brands), 14.50%, 12/20/13	Consumer Products	52,784	52,154	—
Ranpak Holdings, Inc., 15.00%, 12/27/15	Packaging	60,376	60,376	54,942
RSA Holdings Corp. of Delaware (American Safety Razor), 13.50%, 7/31/15	Consumer Products	51,840	51,840	44,116
The Servicemaster Company, 10.75%, 7/15/15 ¿	Diversified Service	67,173	61,001	57,500
TL Acquisitions, Inc. (Thomson Learning), 0% / 13.25%, 7/15/15¿†	Education	72,500	71,839	60,393
TP Financing 2, Ltd. (Travelex), GBP L+725, 4/1/15	Financial Services	£14,422	27,483	17,172
US Foodservice, 10.25%, 6/30/15 ¿	Beverage, Food & Tobacco	$81,543	60,412	72,573
US Investigations Services, Inc., 11.75%, 5/1/16 ¿ †	Diversified Service	14,639	9,238	12,531
US Investigations Services, Inc., 10.50%, 11/1/15 ¿ †	Diversified Service	9,500	8,041	8,598
Varietal Distribution, 10.75%, 6/30/17	Distribution	22,039	21,463	18,006
WDAC Intermediate Corp., E+600, 11/29/15	Publishing	€48,629	65,900	2,617

Total Subordinated Debt/Corporate Notes			$1,899,885	$1,443,952

TOTAL CORPORATE DEBT			$2,706,209	$2,098,999

COLLATERALIZED LOAN OBLIGATIONS —1.6%
Babson CLO Ltd., Series 2008-2A Class E, L+975, 7/15/18 ¿	Asset Management	$11,298	$10,304	$10,046
Babson CLO Ltd., Series 2008-1A Class E, L+550, 7/20/18 ¿	Asset Management	10,319	7,428	6,967
Westbrook CLO Ltd., Series 2006-1A, L+370, 12/20/20 ¿	Asset Management	11,000	6,550	6,328

TOTAL COLLATERALIZED LOAN OBLIGATIONS			$24,282	$23,341

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2009

(in thousands, except shares)

	Industry	Shares	Cost	Fair Value (1)
PREFERRED EQUITY—2.1%
AHC Mezzanine LLC (Advanstar) **	Media	1	$1,063	—
CA Holding, Inc. (Collect America, Ltd.) Series A	Consumer Finance	7,961	788	$1,592
DSI Holding Company, Inc. (DSI Renal Inc.), 19.00%, 10/7/14	Healthcare	32,500	31,994	12,235
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 13.50%, 5/12/14	Education	12,360	11,414	12,360
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 12.50% (Convertible)	Education	332,500	3,325	3,325
Varietal Distribution Holdings, LLC, 8.00%	Distribution	3,097	3,097	448

TOTAL PREFERRED EQUITY			$51,681	$29,960

EQUITY—15.8%
Common Equity/Interests—15.5%
AB Capital Holdings LLC (Allied Security)	Business Services	2,000,000	$2,000	$2,451
A-D Conduit Holdings, LLC (Duraline) **	Telecommunications	2,778	2,778	5,190
AHC Mezzanine LLC (Advanstar) **	Media	10,000	10,000	—
CA Holding, Inc. (Collect America, Ltd.) Series A **	Consumer Finance	25,000	2,500	2,325
CA Holding, Inc. (Collect America, Ltd.) Series AA	Consumer Finance	4,294	429	859
Clothesline Holdings, Inc. (Angelica)	Healthcare	6,000	6,000	6,170
Explorer Coinvest LLC (Booz Allen)	Consulting Services	430	4,300	7,376
FSC Holdings Inc. (Hanley Wood LLC) **	Media	10,000	10,000	1,278
Garden Fresh Restaurant Holding, LLC **	Retail	50,000	5,000	10,228
Gray Energy Services, LLC Class H (Gray Wireline) **	Oil & Gas	1,081	2,000	2,460
Gryphon Colleges Corporation (Delta Educational Systems, Inc.) **	Education	17,500	$175	$598
GS Prysmian Co-Invest L.P. (Prysmian Cables & Systems) (5,6)	Industrial	1	—	67,641
Latham International, Inc. (fka Latham Acquisition Corp.) **	Leisure Equipment	33,091	3,309	—
LVI Acquisition Corp. (LVI Services, Inc.) **	Environmental	6,250	2,500	—
MEG Energy Corp. (7) **	Oil & Gas	1,718,388	44,718	59,926
New Omaha Holdings Co-Invest LP (First Data) **	Financial Services	13,000,000	65,000	42,991
PCMC Holdings, LLC (Pacific Crane) **	Machinery	40,000	4,000	—
Prism Business Media Holdings, LLC (Penton Media, Inc.) **	Media	68	14,947	878
Pro Mach Co-Investment, LLC **	Machinery	150,000	1,500	3,141
RC Coinvestment, LLC (Ranpak Corp.) **	Packaging	50,000	5,000	4,529
Sorenson Communications Holdings, LLC Class A	Consumer Services	454,828	45	6,206
Varietal Distribution Holdings, LLC Class A **	Distribution	28,028	28	—

Total Common Equity/Interests			$186,229	$224,247

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2009

(in thousands, except warrants)

	Industry	Warrants	Cost	Fair Value (1)
Warrants—0.3%
CA Holding, Inc. (Collect America, Ltd.), Common	Consumer Finance	7,961	$8	—
DSI Holding Company, Inc. (DSI Renal Inc.), Common **	Healthcare	5,011,327	—	—
Fidji Luxco (BC) S.C.A., Common (FCI) (5) **	Electronics	48,769	491	$1,230
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Common **	Education	9,820	98	335
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class A-1 Preferred **	Education	45,947	459	675
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class B-1 Preferred **	Education	104,314	1,043	1,533
Latham International, Inc., Common	Leisure Equipment	347,698	174	—

Total Warrants			$2,273	$3,773

TOTAL EQUITY			$188,502	$228,020

TOTAL INVESTMENTS IN NON-CONTROLLED/ NON-AFFILIATED PORTFOLIO COMPANIES			$2,970,674	$2,380,320

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2009

(in thousands, except shares)

INVESTMENTS IN CONTROLLED PORTFOLIO COMPANIES—9.3%	Industry	Shares	Cost	Fair Value (1)
PREFERRED EQUITY—3.3%
Grand Prix Holdings, LLC Series A, 12.00% (Innkeepers USA)	Hotels, Motels, Inns & Gaming	2,989,431	$74,736	$48,295

EQUITY
Common Equity/Interests—6.0%
AIC Credit Opportunity Fund LLC (8)	Asset Management		$82,781	$77,141
Grand Prix Holdings, LLC (Innkeepers USA) **	Hotels, Motels, Inns & Gaming	17,335,834	172,664	9,443

Total Common Equity/Interests			$255,445	$86,584

TOTAL EQUITY			$255,445	$86,584

TOTAL INVESTMENTS IN CONTROLLED PORTFOLIO COMPANIES			$330,181	$134,879

TOTAL INVESTMENTS—174.2% (9)			$3,300,855	$2,515,199

LIABILITIES IN EXCESS OF OTHER ASSETS—(74.2%)				(1,071,564)

NET ASSETS—100.0%				$1,443,635

(1)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2).
(2)	Includes floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the LIBOR (London Inter-bank Offered Rate), EURIBOR (Euro Inter-bank Offered Rate), GBP LIBOR (London Inter-bank Offered Rate for British Pounds), or the prime rate. At June 30, 2009, the range of interest rates on floating rate bank debt was 4.79% to 8.81%.
(3)	Position is held across five US Dollar-denominated tranches with varying yields.
(4)	Position is held across three Euro-denominated tranches with varying yields.
(5)	Denominated in Euro (€).
(6)	The Company is the sole Limited Partner in GS Prysmian Co-Invest L.P.
(7)	Denominated in Canadian dollars.
(8)	See Note 6.
(9)	Aggregate gross unrealized appreciation for federal income tax purposes is $127,287; aggregate gross unrealized depreciation for federal income tax purposes is $918,688. Net unrealized depreciation is $791,401 based on a tax cost of $3,306,600.
¿	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
*	Denominated in USD unless otherwise noted.
**	Non-income producing security
***	Non-accrual status (see note 2m)
†	Denote securities where the Company owns multiple tranches of the same broad asset type but whose security characteristics differ. Such differences may include level of subordination, call protection and pricing, differing interest rate characteristics, among other factors. Such factors are usually considered in the determination of fair values.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

Industry Classification	Percentage of Total Investments (at fair value) as of June 30, 2009
Healthcare	6.6%
Financial Services	6.4%
Diversified Service	6.2%
Education	6.1%
Insurance	6.0%
Oil & Gas	5.2%
Retail	4.9%
Industrial	4.7%
Asset Management	4.0%
Business Services	4.0%
Transportation	4.0%
Beverage, Food & Tobacco	3.6%
Leisure Equipment	3.1%
Packaging	3.1%
Manufacturing	3.0%
Environmental	2.8%
Telecommunications	2.6%
Consumer Finance	2.6%
Consumer Services	2.5%
Grocery	2.4%
Hotels, Motels, Inns & Gaming	2.3%
Consumer Products	2.1%
Electronics	2.0%
Market Research	1.7%
Machinery	1.4%
Consulting Services	1.2%
Publishing	1.1%
Chemicals	1.0%
Building Products	0.9%
Distribution	0.7%
Broadcasting & Entertainment	0.7%
Direct Marketing	0.5%
Media	0.4%
Agriculture	0.2%
Rental Equipment	0.0%

Total Investments	100.0%

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS ‡

March 31, 2009

(in thousands)

Investments in Non-Controlled/Non-Affiliated Portfolio Companies—166.2%	Industry	Par Amount*	Cost	Fair Value (1)
CORPORATE DEBT—148.5%
Bank Debt/Senior Secured Loans (2)—47.0%
1st Lien Bank Debt/Senior Secured Loans—0.1%
OTC Investors Corporation (Oriental Trading Company), 7/31/13	Direct Marketing	$2,226	$1,155	$1,124

2nd Lien Bank Debt/Senior Secured Loans—46.9%
AB Acquisitions UK Topco 2 Limited (Alliance Boots), 7/9/16 †	Retail	£11,400	$19,792	$11,961
AB Acquisitions UK Topco 2 Limited (Alliance Boots), 7/9/16 †	Retail	€3,961	5,439	3,850
Advanstar Communications, Inc., 11/30/14	Media	$20,000	20,000	6,680
Asurion Corporation, 7/3/15	Insurance	150,300	148,798	122,795
BNY ConvergEx Group, LLC, 4/2/14	Business Services	50,000	49,818	43,850
C.H.I. Overhead Doors, Inc., 13.00%, 10/22/11	Building Products	15,000	15,018	11,250
Clean Earth, Inc., 13.00%, 8/1/14	Environmental	25,000	25,000	22,750
Dresser, Inc., 5/4/15	Industrial	61,000	60,924	47,266
Educate, Inc., 6/14/14	Education	10,000	10,000	7,728
Garden Fresh Restaurant Corp., 12/22/11	Retail	26,000	25,861	22,386
Generics International, Inc., 4/30/15	Healthcare	20,000	19,917	16,343
Gray Wireline Service, Inc., 12.25%, 2/28/13	Oil & Gas	77,500	76,966	77,500
Infor Enterprise Solutions Holdings, Inc., Tranche B-1, 3/2/14 †	Business Services	5,000	5,000	950
Infor Enterprise Solutions Holdings, Inc., 3/2/14 †	Business Services	15,000	14,859	3,375
Infor Global Solutions European Finance S.á.R.L., 3/2/14	Business Services	€6,210	8,263	1,484
IPC Systems, Inc., 6/1/15	Telecommunications	$37,250	36,312	19,544
Kronos, Inc., 6/11/15	Electronics	60,000	60,000	44,460
Penton Media, Inc., 2/1/14	Media	14,000	10,650	9,884
Quality Home Brands Holdings LLC, 6/20/13	Consumer Products	40,256	39,830	30,252
Ranpak Corp., 12/27/14 (3) †	Packaging	12,500	12,500	11,108
Ranpak Corp., 12/27/14 (4) †	Packaging	€5,206	7,585	6,098
Sheridan Holdings, Inc., 6/15/15	Healthcare	$60,000	60,000	49,860
Sorenson Communications, Inc., 2/18/14	Consumer Services	62,103	62,103	54,443
TransFirst Holdings, Inc., 6/15/15	Financial Services	34,750	33,683	28,669

Total 2nd Lien Bank Debt/Senior Secured Loans			$828,318	$654,486

Total Bank Debt/Senior Secured Loans			$829,473	$655,610

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued) ‡

March 31, 2009

(in thousands)

	Industry	Par Amount*	Cost	Fair Value (1)
Subordinated Debt/Corporate Notes—101.5%
AB Acquisitions UK Topco 2 Limited (Alliance Boots), GBP L+650, 7/9/17	Retail	£39,526	$76,758	$39,942
Advanstar, Inc., L+700, 11/30/15	Media	$24,385	24,385	1,341
Advantage Sales & Marketing, Inc., 12.00%, 3/29/14	Grocery	31,884	31,445	29,536
Allied Security Holdings LLC, 13.75%, 8/21/15	Business Services	20,000	19,621	17,500
AMH Holdings II, Inc. (Associated Materials), 13.625%, 12/1/14 ¿	Building Products	52,155	51,422	14,655
Angelica Corporation, 15.00%, 2/4/14	Healthcare	60,000	60,000	60,000
Arbonne Intermediate Holdco Inc. (Natural Products Group LLC), 13.50%, 6/19/14 ***	Direct Marketing	76,962	76,803	4,233
BNY ConvergEx Group, LLC, 14.00%, 10/2/14	Business Services	15,611	15,611	13,879
Booz Allen Hamilton Inc., 13.00%, 7/31/16	Consulting Services	23,435	23,073	20,857
Brenntag Holding GmbH & Co. KG, E+700, 12/23/15	Chemicals	€19,725	24,412	21,396
Catalina Marketing Corporation, 11.625%, 10/1/17 ¿	Grocery	$31,959	30,327	27,165
Ceridian Corp., 12.25%, 11/15/15 †	Diversified Service	50,000	50,000	42,750
Ceridian Corp., 11.25%, 11/15/15 †	Diversified Service	36,000	35,140	31,788
Cidron Healthcare C S.á.R.L. (Convatec) E+950, 8/1/17	Healthcare	€7,668	12,028	8,603
Collect America, Ltd., 16.00%, 8/5/12 ¿	Consumer Finance	$38,136	37,658	36,647
Delta Educational Systems, Inc., 14.20%, 5/12/13	Education	19,271	18,777	19,126
DSI Renal Inc., 16.00%, 4/7/14	Healthcare	11,357	11,357	9,647
Dura-Line Merger Sub, Inc., 14.00%, 9/22/14	Telecommunications	41,218	40,561	39,033
Eurofresh, Inc., 0% / 14.50%, 1/15/14 ¿ *** †	Agriculture	26,504	24,303	199
Eurofresh, Inc., 11.50%, 1/15/13 ¿ *** †	Agriculture	50,000	50,000	11,250
European Directories (DH5) B.V., 15.735%, 7/1/16 †	Publishing	€2,961	3,777	3,356
European Directories (DH7) B.V., E+950, 7/1/15 †	Publishing	16,643	20,695	19,114
First Data Corporation, 11.25%, 3/31/16 ¿†	Financial Services	$40,000	33,203	32,080
First Data Corporation, 9.875%, 9/24/15 †	Financial Services	45,500	39,489	35,945
FleetPride Corporation, 11.50%, 10/1/14 ¿ †	Transportation	47,500	47,500	40,375
Fox Acquisition Sub LLC, 13.375%, 7/15/16 ¿	Broadcasting & Entertainment	25,000	24,785	20,825
FPC Holdings, Inc. (FleetPride Corporation), 0% / 14.00%, 6/30/15 ¿ †	Transportation	37,846	36,826	30,276
General Nutrition Centers, Inc., L+450, 3/15/14	Retail	15,275	15,070	9,375
Goodman Global Inc., 13.50%, 2/15/16	Manufacturing	25,000	25,000	24,025
Hub International Holdings, 10.25%, 6/15/15 ¿	Insurance	25,000	4,160	19,666

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued) ‡

March 31, 2009

(in thousands)

	Industry	Par Amount*	Cost	Fair Value (1)
Subordinated Debt/Corporate Notes—(continued)
Infor Lux Bond Company (Infor Global), L+800, 9/2/14	Business Services	$9,582	$9,582	$719
KAR Holdings, Inc., 10.00%, 5/1/15	Transportation	48,225	44,404	27,488
Latham Manufacturing Corp., 20.00%, 12/30/12 ***	Leisure Equipment	37,920	34,190	15,168
Laureate Education, Inc., 11.75%, 8/15/17 ¿	Education	53,540	49,621	46,794
LVI Services, Inc., 14.75%, 11/16/12	Environmental	47,523	47,523	44,790
MW Industries, Inc., 13.00%, 5/1/14	Manufacturing	60,000	59,067	56,220
NCO Group Inc., 11.875%, 11/15/14	Consumer Finance	22,630	18,487	19,427
Neff Corp., 10.00%, 6/1/15	Rental Equipment	5,000	5,000	725
Nielsen Finance LLC, 0% / 12.50%, 8/1/16	Market Research	61,000	47,500	37,430
OTC Investors Corporation (Oriental Trading Company), 13.50%, 1/31/15	Direct Marketing	27,861	27,862	9,752
Pacific Crane Maintenance Company, L.P., 13.00%, 2/15/14	Machinery	34,170	34,170	22,210
PBM Holdings, Inc., 13.50%, 9/29/13	Beverage, Food & Tobacco	17,723	17,723	16,128
Playpower Holdings Inc., 15.50%, 12/31/12 ¿	Leisure Equipment	83,707	83,707	70,732
Pro Mach Merger Sub, Inc., 12.50%, 6/15/12	Machinery	14,616	14,464	13,626
QHB Holdings LLC (Quality Home Brands), 14.50%, 12/20/13	Consumer Products	50,938	50,273	36,293
Ranpak Holdings, Inc., 15.00%, 12/27/15	Packaging	58,217	58,217	50,300
RSA Holdings Corp. of Delaware (American Safety Razor), 13.50%, 7/31/15	Consumer Products	50,129	50,130	38,976
The Servicemaster Company, 10.75%, 7/15/15 ¿	Diversified Service	67,173	60,832	54,343
TL Acquisitions, Inc. (Thomson Learning), 0% / 13.25%, 7/15/15 ¿†	Education	72,500	69,587	57,347
TL Acquisitions, Inc. (Thomson Learning), 10.50%, 1/15/15 ¿†	Education	47,500	46,777	40,185
TP Financing 2, Ltd. (Travelex), GBP L+725, 4/1/15	Financial Services	£13,505	26,128	12,499
US Foodservice, 10.25%, 6/30/15 ¿	Beverage, Food & Tobacco	$30,000	23,812	25,710
US Investigations Services, Inc., 11.75%, 5/1/16 ¿ †	Diversified Service	14,639	9,085	11,901
US Investigations Services, Inc., 10.50%, 11/1/15 ¿ †	Diversified Service	9,500	7,991	8,075
Varietal Distribution, 10.75%, 6/30/17	Distribution	21,875	21,288	15,269
WDAC Intermediate Corp., E+600, 11/29/15	Publishing	€46,320	62,591	379

Total Subordinated Debt/Corporate Notes			$1,964,197	$1,417,070

TOTAL CORPORATE DEBT			$2,793,670	$2,072,680

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued) ‡

March 31, 2009

(in thousands, except shares)

	Industry	Shares	Cost	Fair Value (1)
PREFERRED EQUITY—2.2%
AHC Mezzanine LLC (Advanstar) **	Media	1	$1,063	—
DSI Holding Company, Inc. (DSI Renal Inc.), 19.00%, 10/7/14	Healthcare	32,500	31,970	$14,507
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 13.50%, 5/12/14	Education	12,360	11,367	12,360
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 12.50% (Convertible)	Education	332,500	3,325	3,325
Varietal Distribution Holdings, LLC, 8.00%	Distribution	3,097	3,097	122

TOTAL PREFERRED EQUITY			$50,822	$30,314

		Par Amount*
COLLATERALIZED LOAN OBLIGATIONS—1.4%
Babson CLO Ltd., Series 2008-2A Class E, L+975, 7/15/18 ¿	Asset Management	$11,000	$9,993	$8,104
Babson CLO Ltd., Series 2008-1A Class E, L+550, 7/20/18 ¿	Asset Management	10,150	7,220	5,485
Westbrook CLO Ltd., Series 2006-1A, L+370, 12/20/20 ¿	Asset Management	11,000	6,509	5,389

TOTAL COLLATERALIZED LOAN OBLIGATIONS			$23,722	$18,978

		Shares
EQUITY—14.1%
Common Equity/Interests—13.8%
AB Capital Holdings LLC (Allied Security)	Business Services	2,000,000	$2,000	$2,000
A-D Conduit Holdings, LLC (Duraline) **	Telecommunications	2,778	2,778	3,760
AHC Mezzanine LLC (Advanstar) **	Media	10,000	10,000	—
CA Holding, Inc. (Collect America, Ltd.) Series A	Consumer Finance	25,000	2,500	4,162
CA Holding, Inc. (Collect America, Ltd.) Series AA	Consumer Finance	4,294	429	859
Clothesline Holdings, Inc. (Angelica)	Healthcare	6,000	6,000	5,770
Explorer Coinvest LLC (Booz Allen)	Consulting Services	430	4,300	7,376
FSC Holdings Inc. (Hanley Wood LLC) **	Media	10,000	10,000	3,520
Garden Fresh Restaurant Holding, LLC **	Retail	50,000	$5,000	$8,463
Gray Energy Services, LLC Class H (Gray Wireline) **	Oil & Gas	1,081	2,000	3,590
Gryphon Colleges Corporation (Delta Educational Systems, Inc.) **	Education	17,500	175	—
GS Prysmian Co-Invest L.P. (Prysmian Cables & Systems) (5,6)	Industrial	1	—	43,264
Latham International, Inc. (fka Latham Acquisition Corp.) **	Leisure Equipment	33,091	3,309	—

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued) ‡

March 31, 2009

(in thousands, except shares and warrants)

	Industry	Shares	Cost	Fair Value (1)
Common Equity/Interests—(continued)
LVI Acquisition Corp. (LVI Services, Inc.) **	Environmental	6,250	$2,500	—
MEG Energy Corp. (7) **	Oil & Gas	1,718,388	44,718	$43,706
New Omaha Holdings Co-Invest LP (First Data) **	Financial Services	13,000,000	65,000	47,893
PCMC Holdings, LLC (Pacific Crane) **	Machinery	40,000	4,000	847
Prism Business Media Holdings, LLC (Penton Media, Inc.) **	Media	68	14,947	3,443
Pro Mach Co-Investment, LLC **	Machinery	150,000	1,500	3,158
RC Coinvestment, LLC (Ranpak Corp.) **	Packaging	50,000	5,000	5,535
Sorenson Communications Holdings, LLC Class A	Consumer Services	454,828	45	5,943
Varietal Distribution Holdings, LLC Class A **	Distribution	28,028	28	—

Total Common Equity/Interests			$186,229	$193,289

		Warrants
Warrants—0.3%
DSI Holding Company, Inc. (DSI Renal Inc.), Common **	Healthcare	5,011,327	—	—
Fidji Luxco (BC) S.C.A., Common (FCI) (5) **	Electronics	48,769	$491	$2,591
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Common **	Education	9,820	98	—
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class A-1 Preferred **	Education	45,947	460	655
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class B-1 Preferred **	Education	104,314	1,043	1,308
Latham International, Inc., Common	Leisure Equipment	347,698	174	—

Total Warrants			$2,266	$4,554

TOTAL EQUITY			$188,495	$197,843

TOTAL INVESTMENTS IN NON-CONTROLLED /NON-AFFILIATED PORTFOLIO COMPANIES			$3,056,709	$2,319,815

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued) ‡

March 31, 2009

(in thousands, except shares)

Investments in Controlled Portfolio Companies—9.0%	Industry	Shares	Cost	Fair Value (1)
PREFERRED EQUITY—4.4%
Grand Prix Holdings, LLC Series A, 12.00% (Innkeepers USA)	Hotels, Motels, Inns & Gaming	2,989,431	$74,736	$61,219

EQUITY
Common Equity/Interests—4.6%
AIC Credit Opportunity Fund LLC (8)	Asset Management		$79,377	$57,294
Grand Prix Holdings, LLC (Innkeepers USA) **	Hotels, Motels, Inns & Gaming	17,335,834	172,664	7,570

Total Common Equity/Interests			$252,041	$64,864

TOTAL EQUITY			$252,041	$64,864

TOTAL INVESTMENTS IN CONTROLLED PORTFOLIO COMPANIES			$326,777	$126,083

TOTAL INVESTMENTS—175.2% (9)			$3,383,486	$2,445,898

LIABILITIES IN EXCESS OF OTHER ASSETS—(75.2%)				(1,049,760)

NET ASSETS—100.0%				$1,396,138

(1)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2).
(2)	Includes floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the LIBOR (London Inter-bank Offered Rate), EURIBOR (Euro Inter-bank Offered Rate), GBP LIBOR (London Inter-bank Offered Rate for British Pounds), or the prime rate. At March 31, 2009, the range of interest rates on floating rate bank debt was 4.92% to 9.16%.
(3)	Position is held across five US Dollar-denominated tranches with varying yields.
(4)	Position is held across three Euro-denominated tranches with varying yields.
(5)	Denominated in Euro (€).
(6)	The Company is the sole Limited Partner in GS Prysmian Co-Invest L.P.
(7)	Denominated in Canadian dollars.
(8)	See Note 6.
(9)	Aggregate gross unrealized appreciation for federal income tax purposes is $72,338; aggregate gross unrealized depreciation for federal income tax purposes is $1,016,662. Net unrealized depreciation is $944,324 based on a tax cost of $3,390,222.
¿	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
*	Denominated in USD unless otherwise noted.
**	Non-income producing security
***	Non-accrual status (see note 2m)
†	Denote securities where the Company owns multiple tranches of the same broad asset type but whose security characteristics differ. Such differences may include level of subordination, call protection and pricing, differing interest rate characteristics, among other factors. Such factors are usually considered in the determination of fair values.
‡	With the adoption of SFAS 157-4, the Company has reclassified the Schedule of Investments dated March 31, 2009 to conform to the current period’s presentation.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2009
Education	7.7%
Healthcare	6.8%
Financial Services	6.4%
Diversified Service	6.1%
Insurance	5.8%
Oil & Gas	5.1%
Consumer Products	4.3%
Transportation	4.0%
Retail	3.9%
Industrial	3.7%
Leisure Equipment	3.5%
Business Services	3.4%
Manufacturing	3.3%
Asset Management	3.1%
Packaging	3.0%
Hotels, Motels, Inns and Gaming	2.8%
Environmental	2.8%
Telecommunications	2.6%
Consumer Finance	2.5%
Consumer Services	2.5%
Grocery	2.3%
Electronics	1.9%
Beverage, Food, & Tobacco	1.7%
Machinery	1.6%
Market Research	1.5%
Consulting Services	1.2%
Building Products	1.1%
Media	1.0%
Publishing	0.9%
Chemicals	0.9%
Broadcasting & Entertainment	0.9%
Distribution	0.6%
Direct Marketing	0.6%
Agriculture	0.5%
Rental Equipment	0.0%

Total Investments	100.0%

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

Interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 or 10 of Regulation S-X, as appropriate. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements for the interim period, have been included.

The significant accounting policies consistently followed by Apollo Investment are:

(a)	Security transactions are accounted for on the trade date;

(b)	Under procedures established by our Board of Directors, we value investments, including certain subordinated debt, senior secured debt and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations (unless they are deemed not to represent fair value). We attempt to obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker or a primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. If and when market quotations are deemed not to represent fair value, we typically utilize independent third party valuation firms to assist us in determining fair value. Investments maturing in 60 days or less are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value. Debt and equity securities that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of our Board of Directors. Such determination of fair values may involve subjective judgments and estimates.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. For the fiscal quarter ended June 30, 2009, there has been no change to the Company’s valuation techniques and related inputs considered in the valuation process.

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

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

On October 10, 2008, FASB Staff Position 157-3—Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FAS 157-3”) was issued. FAS 157-3 provides examples of how to determine fair value in a market that is not active. FAS 157-3 did not change the fair value measurement principles set forth in FAS 157. Furthermore, on April 9, 2009, FASB Staff Position 157-3 was superseded by FASB Staff Position 157-4—Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FAS 157-4”). FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. According to FAS 157-4, in the above circumstances, more analysis and significant adjustments to transaction or quoted prices may be necessary to estimate fair value. FAS 157-4 requires disclosure of any changes in valuation techniques and related inputs resulting from the application of this FASB Staff Position. The total effect of the change in valuation techniques and related inputs must also be disclosed by major asset category. FAS 157-4 is effective for periods ending after June 15, 2009. The adoption of FAS 157-4 did not have a material effect on the Company’s financial position or results of operations for the quarter ended June 30, 2009. See certain additional disclosures in Note 6 for FAS 157-4.

(c)	Gains or losses on the sale of investments are calculated by using the specific identification method.

(d)	Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination and/or commitment fees associated with debt investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination and/or commitment fees are recorded as interest income. Structuring fees are recorded as other income when earned.

(e)	The Company intends to comply with the applicable provisions of the Internal Revenue Code of 1986, as amended, pertaining to regulated investment companies to make distributions of taxable income sufficient to relieve it of substantially all Federal income taxes. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. The Company will accrue excise tax on estimated excess taxable income as required.

(f)	Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from accounting principles generally accepted in the United States of America.

(g)	Dividends and distributions to common stockholders are recorded as of the record date. The amount to be paid out as a dividend is determined by the Board of Directors each quarter. Net realized capital gains, if any, are distributed or deemed distributed at least annually.

(h)	In accordance with Regulation S-X and the AICPA Audit and Accounting Guide for Investment Companies, the Company does not consolidate its interest in any company other than in investment company subsidiaries and controlled operating companies substantially all of whose business consists of providing services to the Company. Consequently, the Company does not consolidate special purpose entities through which it holds investments subject to financing with third parties. At June 30, 2009, there were no such investment company subsidiaries and controlled operating companies substantially all of whose business consists of providing services to the Company. Also see note 6.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

(i)	The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included with the net realized and unrealized gain or loss from investments. The Company’s investments in foreign securities may involve certain risks such as foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments and therefore the earnings of the Company.

(j)	The Company may enter into forward exchange contracts in order to hedge against foreign currency risk. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled.

(k)	The Company records origination expenses related to its multi-currency revolving credit facility as prepaid assets. These expenses are deferred and amortized using the straight-line method over the stated life of the facility.

(l)	The Company records registration expenses related to Shelf filings as prepaid assets. These expenses are charged as a reduction of capital upon utilization, in accordance with the AICPA Audit and Accounting Guide for Investment Companies.

(m)	Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when there is reasonable doubt that principal or interest will be collected. Accrued, uncapitalized interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, are likely to remain current.

(n)	In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which sets forth principles and requirements for subsequent events, specifically (1) the period during which management should evaluate events or transactions that may occur for potential recognition and disclosure, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and (3) the disclosures that an entity should make about events and transactions occurring after the balance sheet date. SFAS No. 165 is effective for interim reporting periods ending after June 15, 2009. The Company has adopted SFAS No. 165, which did not have a material impact on its consolidated financial statements. See note 14.

(o)	In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS No. 168”), which will become the source of authoritative U.S. GAAP recognized by the FASB to be applied to nongovernmental entities. On its effective date, SFAS No. 168 will supersede all then-existing non-SEC accounting and reporting standards. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS No. 168, but does not believe that it will have a material impact on its financial statements.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Note 3. Agreements

Apollo Investment has an Investment Advisory and Management Agreement with Apollo Investment Management L.P. (the “Investment Adviser” or “AIM”), under which the Investment Adviser, subject to the overall supervision of Apollo Investment’s Board of Directors, will manage the day-to-day operations of, and provide investment advisory services to, Apollo Investment. For providing these services, the Investment Adviser receives a fee from Apollo Investment, consisting of two components—a base management fee and an incentive fee. The base management fee is determined by taking the average value of Apollo Investment’s gross assets at the end of the two most recently completed calendar quarters calculated at an annual rate of 2.00%. The incentive fee has two parts, as follows: one part is calculated and payable quarterly in arrears based on Apollo Investment’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus Apollo Investment’s operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income does not include any realized capital gains computed net of all realized capital losses and unrealized capital depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of Apollo Investment’s net assets at the end of the immediately preceding calendar quarter, is compared to the rate of 1.75% per quarter (7% annualized). Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 2% base management fee. Apollo Investment pays the Investment Adviser an incentive fee with respect to Apollo Investment’s pre-incentive fee net investment income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which Apollo Investment’s pre-incentive fee net investment income does not exceed 1.75%, which we commonly refer to as the performance threshold; (2) 100% of Apollo Investment’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds 1.75% but does not exceed 2.1875% in any calendar quarter; and (3) 20% of the amount of Apollo Investment’s pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are appropriately pro rated for any period of less than three months. The effect of the fee calculation described above is that if pre-incentive fee net investment income is equal to or exceeds 2.1875%, the Investment Adviser will receive a fee of 20% of Apollo Investment’s pre-incentive fee net investment income for the quarter. The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Management Agreement, as-of the termination date) and will equal 20% of Apollo Investment’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser.

For the three months ended June 30, 2009 and June 30, 2008, the Company accrued $12,722 and $16,022, respectively, in base investment advisory and management fees and $12,332 and $11,578, respectively, in performance-based incentive fees.

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

For the three months ended June 30, 2009 and June 30, 2008, the Administrator was reimbursed $0 and $1,778, respectively, from Apollo Investment on the $1,309 and $1,868, respectively, of expenses accrued under the Administration Agreement.

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

Note 4. Net Asset Value Per Share

At June 30, 2009, the Company’s total net assets and net asset value per share were $1,443,635 and $10.15, respectively. This compares to total net assets and net asset value per share at March 31, 2009 of $1,396,138 and $9.82, respectively.

Note 5. Earnings Per Share

The following information sets forth the computation of basic and diluted earnings per share for the three months ended June 30, 2009 and June 30, 2008, respectively:

	Three months ended
	June 30, 2009	June 30, 2008
Numerator for increase in net assets per share:	$84,475	$71,840
Denominator for basic and diluted weighted average shares:	142,221,335	131,180,264
Basic and diluted earnings per share:	$0.59	$0.55

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

Through AIC Holdco, effective in June 2008, we invested $11,375 in a special purpose entity wholly owned by AIC Holdco, AIC (TXU) Holdings LLC (“Apollo TXU”), which acquired exposure to $50,000 notional amount of a Libor plus 3.5% senior secured delayed draw term loan of Texas Competitive Electric Holdings (“TXU”) due 2014 through a non-recourse total return swap with an unaffiliated third party expiring on October 10, 2013 and pursuant to which Apollo TXU pays interest at Libor plus 1.5% and generally receives all proceeds due under the delayed draw term loan of TXU (the “TXU Reference Obligation”). Like Apollo FDC, Apollo TXU is entitled to 100% of any realized appreciation in the TXU Reference Obligation and, since the total return swap is a non-recourse obligation, Apollo TXU is exposed up to the amount of equity used by AIC Holdco to fund the investment in the total return swap, plus any additional margin we decide to post, if any, during the term of the financing.

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

Pursuant to applicable investment company accounting, we do not consolidate AIC Holdco or its wholly owned subsidiaries and accordingly only the value of our investment in AIC Holdco is included on our balance sheet. The Senior Note, total return swap and Acquisition Loan are non-recourse to AIC Holdco, its subsidiaries and us and have standard events of default including failure to pay contractual amounts when due and failure by each of the underlying Apollo Investment special purpose entities to provide additional credit support, sell assets or prepay a portion of its obligations if the value of the FDC Reference Obligation, the TXU Reference Obligation or the Boots Reference Obligation, as applicable, declines below specified levels. We may unwind any of these transactions at any time without penalty. From time to time Apollo Investment may provide additional capital to AIC Holdco for purposes of funding margin calls under one or more of the transactions described above. During the fiscal year ended March 31, 2009, we provided $18,480 in additional capital to AIC Holdco. During the three months ended June 30, 2009, we provided $3,404 in additional net capital to AIC Holdco.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Investments consisted of the following as of June 30, 2009 and March 31, 2009.

	June 30, 2009		March 31, 2009‡
	Cost	Fair Value	Cost	Fair Value
Bank Debt/Senior Secured Loans	$806,324	$655,047	$829,473	$655,610
Subordinated Debt/Corporate Notes	1,899,885	1,443,952	1,964,197	1,417,070
Collateralized Loan Obligations	24,282	23,341	23,722	18,978
Preferred Equity	126,417	78,255	125,558	91,533
Common Equity/Interests	441,674	310,831	438,270	258,153
Warrants	2,273	3,773	2,266	4,554

Totals	$3,300,855	$2,515,199	$3,383,486	$2,445,898

At June 30, 2009, our investments and cash equivalents were categorized as follows in the fair value hierarchy for SFAS No. 157 purposes:

		Fair Value Measurement at Reporting Date Using:
Description	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate Debt	$2,098,999	$—	$—	$2,098,999
Equity	314,604	—	—	314,604
Preferred Equity	78,255	—	—	78,255
Collateralized Loan Obligations	23,341	—	—	23,341

Total Investments	$2,515,199	$—	$—	$2,515,199
Cash Equivalents	—	—	—	—

Total Investments and Cash Equivalents	$2,515,199	$—	$—	$2,515,199

At March 31, 2009, our investments and cash equivalents were categorized as follows in the fair value hierarchy for SFAS No. 157 purposes:

		Fair Value Measurement at Reporting Date Using:
Description	March 31, 2009‡	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate Debt	$2,072,680	$—	$—	$2,072,680
Equity	262,707	—	—	262,707
Preferred Equity	91,533	—	—	91,533
Collateralized Loan Obligations	18,978	—	—	18,978

Total Investments	$2,445,898	$—	$—	$2,445,898
Cash Equivalents	—	—	—	—

Total Investments and Cash Equivalents	$2,445,898	$—	$—	$2,445,898

‡	With the adoption of SFAS 157-4, the Company has reclassified the above investment categories as of March 31, 2009 to conform to the current period’s presentation.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

The following chart shows the components of change in our investments categorized as Level 3, for the three months ended June 30, 2009.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) *
	Corporate Debt	Equity	Preferred Equity	Collateralized Loan Obligations	Total
Beginning Balance, March 31, 2009‡	$2,072,680	$262,707	$91,533	$18,978	$2,445,898
Total realized gains or losses included in earnings	(98,270)	192	—	—	(98,078)
Total unrealized gains or losses included in earnings	113,684	48,486	(14,137)	3,802	151,835
Purchases, including capitalized PIK interest (1)	80,554	11,861	859	561	93,835
Sales	(69,649)	(8,642)	—	—	(78,291)
Transfer in and/or out of Level 3	—	—	—	—	—

Ending Balance, June 30, 2009	$2,098,999	$314,604	$78,255	$23,341	$2,515,199

The amount of total gains or losses for the period included in earnings attributable to the change in Unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations.	$25,925	$46,135	$(14,137)	$3,802	$61,725

(1)	Includes amortization of discount on debt securities of approximately $6,513, $0, $71, $94, and $6,678, respectively.
*	Pursuant to FAS 157-4, the Company currently defines major asset categories as: corporate debt, equity, preferred equity, and collateralized loan obligations.
‡	With the adoption of SFAS 157-4, the Company has reclassified the beginning balance, March 31, 2009, to conform to the current period’s presentation.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

The following chart shows the components of change in our investments categorized as Level 3, for the three months ended June 30, 2008.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning Balance, March 31, 2008	$3,233,548
Total realized gains or losses included in earnings	(29,236)
Total unrealized gains or losses included in earnings	54,745
Purchases, including capitalized PIK interest (1)	139,991
Sales	(90,184)
Transfer in and/or out of Level 3	—

Ending Balance, June 30, 2008	$3,308,864

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations.	$24,386

(1)	Includes amortization of discount on debt securities of approximately $8,643.

Note 7. Foreign Currency Transactions and Translations

At June 30, 2009, the Company had outstanding non-US borrowings on its $1,700,000 multicurrency revolving credit facility denominated in euros, pounds sterling, and Canadian dollars. Unrealized appreciation or depreciation on these outstanding borrowings is indicated in the table below:

Foreign Currency	Local Currency		Original Borrowing Cost	Current Value	Reset Date	Unrealized Appreciation (Depreciation)
British Pound		£2,000	$3,565	$3,293	7/08/2009	$272
Euro		€7,500	11,131	10,520	7/08/2009	611
British Pound		£2,500	4,957	4,117	7/20/2009	840
Euro		€20,000	28,139	28,053	7/27/2009	86
British Pound		£13,000	21,471	21,409	7/27/2009	62
Euro		€76,500	95,910	107,303	7/29/2009	(11,393)
British Pound		£37,500	59,395	61,757	7/29/2009	(2,362)
Canadian Dollar	C$	29,700	25,161	25,574	8/20/2009	(413)
Canadian Dollar	C$	22,500	19,189	19,374	9/08/2009	(185)
Canadian Dollar	C$	15,000	13,036	12,916	9/28/2009	120
Canadian Dollar	C$	3,000	2,317	2,583	9/30/2009	(266)

			$284,271	$296,899		$(12,628)

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

Note 8. Expense Offset Arrangement

The Company benefits from an expense offset arrangement with JPMorgan Chase Bank, N.A. (“custodian bank”) whereby the Company earns credits on any uninvested US dollar cash balances held by the custodian bank. These credits are applied by the custodian bank as a reduction of the monthly custody fees charged to the Company. The total amount of credits earned during the three months ended June 30, 2009 and June 30, 2008 were $0 and $86, respectively.

Note 9. Temporary Investments

Pending investment in longer-term portfolio holdings, Apollo Investment may make temporary investments in U.S. Treasury bills (of varying maturities), repurchase agreements and certain other high-quality, short-term debt securities. These temporary investments are generally deemed cash equivalents as defined pursuant to FAS 95 and are included in our Schedule of Investments. At the end of each fiscal quarter, Apollo Investment considers taking proactive steps with the objective of enhancing investment flexibility for the next quarter. For example, Apollo Investment may purchase U.S. Treasury bills from time-to-time on the last business day of the quarter and would typically close out its position on a net cash basis subsequent to quarter end. Apollo Investment may also utilize repurchase agreements or other balance sheet transactions, including drawing down on its revolving credit facility, as it deems appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. Temporary investments with maturities of greater than 60 days from the time of purchase are marked-to-market as per our valuation policy. There were no temporary investments outstanding (as defined herein) at June 30, 2009 or March 31, 2009.

Note 10. Repurchase Agreements

The Company may enter into repurchase agreements as part of its investment program. The Company’s custodian takes possession of collateral pledged by the counterparty. The collateral is marked-to-market daily to ensure that the value, plus accrued interest, is at least equal to the repurchase price. In the event of default of the obligor to repurchase, the Company has the right to liquidate the collateral and apply the proceeds in satisfaction of the obligation. Under certain circumstances, in the event of default or bankruptcy by the counterparty to the

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

agreement, realization and/or retention of the collateral or proceeds may be subject to legal proceedings. There were no repurchase agreements outstanding at June 30, 2009 or March 31, 2009.

Note 11. Financial Highlights

The following is a schedule of financial highlights for the three months ended June 30, 2009 and the year ended March 31, 2009:

	Three months ended June 30, 2009 (unaudited)	Year ended March 31, 2009
Per Share Data:
Net asset value, beginning of period	$9.82	$15.83

Net investment income	0.35	1.48
Net realized and unrealized gain (loss)	0.24	(5.74)

Net increase (decrease) in net assets resulting from operations	0.59	(4.26)
Dividends to stockholders (1)	(0.26)	(1.86)
Effect of anti-dilution	—	0.11
Offering costs	—	— *

Net asset value at end of period	$10.15	$9.82

Per share market price at end of period	$5.99	$3.48

Total return (2)	79.7%	(73.90%)

Shares outstanding at end of period	142,221,335	142,221,335

Ratio/Supplemental Data:
Net assets at end of period (in millions)	$1,443.6	$1,396.1

Ratio of net investment income to average net assets	3.53%	10.71%

Ratio of operating expenses to average net assets **	2.02%	6.35%
Ratio of credit facility related expenses to average net assets	0.36%	2.54%

Ratio of total expenses to average net assets **	2.38%	8.89%

Average debt outstanding	$1,103,914	$1,193,809

Average debt per share	$7.76	$8.56

Portfolio turnover ratio	2.5%	11.2%

(1)	Dividends and distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under accounting principles generally accepted in the United States of America. Per share amounts reflect total dividends paid divided by average shares for the respective periods.
(2)	Total return is based on the change in market price per share during the respective periods. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan. Total return is not annualized.
*	Represents less than one cent per average share.
**	The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is 2.02% and 2.38%, respectively, at June 30, 2009, inclusive of the expense offset arrangement (see Note 8). At March 31, 2009, the ratios were 6.33% and 8.87%, respectively.

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

The average debt outstanding on the credit facility was $1,103,914 and $1,138,105 for the three months ended June 30, 2009 and 2008, respectively. The weighted average annual interest cost for the three months ended June 30, 2009 was 1.59%, exclusive of 0.25% for commitment fees and for other prepaid expenses related to establishing the credit facility. The weighted average annual interest cost for the three months ended June 30, 2008 was 4.67%, exclusive of 0.23% for commitment fees and for other prepaid expenses related to establishing the Facility. This weighted average annual interest cost reflects the average interest cost for all borrowings, including EURIBOR, CAD LIBOR, GBP LIBOR and USD LIBOR. The remaining capacity under the facility was $628,101 at June 30, 2009. At June 30, 2009, the Company was in compliance with all financial and operational covenants required by the Facility.

Note 13. Commitments and Contingencies

The Company has the ability to issue standby letters of credit through its revolving credit facility. At June 30, 2009 and June 30, 2008, the Company had issued standby letters of credit through JPMorgan Chase Bank, N.A. totaling $3,508 and $14,435, respectively.

Note 14. Subsequent Events

The Company has no material events to report subsequent to the measurement date of these financial statements through the date that such were issued on August 6, 2009.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Apollo Investment Corporation

We have reviewed the accompanying statements of assets and liabilities of Apollo Investment Corporation (the “Company”), including the schedule of investments, as of June 30, 2009 and the related statements of operations and of cash flows for the three month periods ended June 30, 2009 and June 30, 2008, and the statement of changes in net assets for the three month period ended June 30, 2009. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities, including the schedule of investments, as of March 31, 2009, and the related statement of operations, of cash flows, and statement of changes in net assets for the year then ended, and in our report dated May 29, 2009, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of assets and liabilities as of March 31, 2009 and in the statement of changes in net assets for the year then ended, is fairly stated in all material respects in relation to the statement of assets and liabilities from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

New York, New York

August 6, 2009

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

We generally use words such as “anticipates,” “believes,” “expects,” “intends” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason, including any factors set forth in “Risk Factors” and elsewhere in this report.

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

OVERVIEW

Apollo Investment was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a BDC under the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended. Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. Apollo Investment commenced operations on April 8, 2004 upon completion of its initial public offering that raised $870 million in net proceeds selling 62 million shares of its common stock at a price of $15.00 per share. Since then, and through June 30, 2009, we have raised approximately $1.4 billion in net proceeds from additional offerings of common stock.

Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make. As a business development company, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Pursuant to rules adopted in 2006, the SEC expanded the definition of “eligible portfolio company” to include certain public companies that do not have any securities listed on a national securities exchange. The SEC also adopted an additional rule under the 1940 Act to expand the definition of “eligible portfolio company” to include companies whose securities are listed on a national securities exchange but whose market capitalization is less than $250 million. This rule became effective on July 21, 2008.

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

We expect our general and administrative operating expenses related to our ongoing operations to increase moderately in dollar terms. During periods of asset growth, we generally expect our general and administrative operating expenses to decline as a percentage of our total assets and increase during periods of asset declines. Incentive fees, interest expense and costs relating to future offerings of securities, among others, may also increase or reduce overall operating expenses based on portfolio performance, benchmarks LIBOR and EURIBOR, and offerings of our securities relative to comparative periods, among other factors.

Portfolio and Investment Activity

During the three months ended June 30, 2009, we invested $61.0 million across 4 existing portfolio companies. This compares to investing $184.7 million in 6 new and 8 existing portfolio companies for the three months ended June 30, 2008. Investments sold or prepaid during the three months ended June 30, 2009 totaled $70.4 million versus $89.1 million for the three months ended June 30, 2008.

At June 30, 2009, our net portfolio consisted of 72 portfolio companies and was invested 26% in senior secured loans, 58% in subordinated debt, 3% in preferred equity and 13% in common equity and warrants measured at fair value versus 74 portfolio companies invested 23% in senior secured loans, 54% in subordinated debt, 7% in preferred equity and 16% in common equity and warrants at June 30, 2008.

The weighted average yields on our senior secured loan portfolio, subordinated debt portfolio and total debt portfolio at our current cost basis were 7.9%, 13.4% and 11.8%, respectively, at June 30, 2009. At June 30, 2008, the yields were 9.7%, 12.9%, and 12.0%, respectively.

Since the initial public offering of Apollo Investment Corporation in April 2004 and through June 30, 2009, invested capital totals $5.6 billion in 124 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 85 different financial sponsors.

Senior secured loans and European mezzanine loans typically accrue interest at variable rates determined on the basis of a benchmark: LIBOR, EURIBOR, GBP LIBOR, or the prime rate, with stated maturities at origination that typically range from 5 to 10 years. While subordinated debt issued within the United States will typically accrue interest at fixed rates, some of these investments may include zero-coupon, PIK and/or step bonds that accrue income on a constant yield to call or maturity basis. At June 30, 2009, 67% or $1.5 billion of our income-bearing investment portfolio is fixed rate debt and 33% or $0.7 billion is floating rate debt, measured at fair value. At June 30, 2008, 60% or $1.7 billion of our income-bearing investment portfolio was fixed rate debt and 40% or $1.1 billion was floating rate debt.

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

Valuation of Portfolio Investments

Under procedures established by our Board of Directors, we value investments, including certain subordinated debt, senior secured debt and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations (unless they are deemed not to represent fair value). We attempt to obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker or a primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. If and when market quotations are deemed not to represent fair value, we typically utilize independent third party valuation firms to assist us in determining fair value. Given the continued market dislocation, the limited trading activity, and the level of forced sellers we noted in the market during the fiscal quarter ended June 30, 2009, our research and diligence concluded that the limited but available market quotations on a number of performing or outperforming credits may not be representative of fair value under generally accepted accounting principles in the U.S. Accordingly, such investments went through our multi-step valuation process as described below. In each case, our independent valuation firms considered observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations for such Level 3 categorized assets. Investments maturing in 60 days or less are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value. Debt and equity securities that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of our Board of Directors. Such determination of fair values may involve subjective judgments and estimates.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. For the fiscal quarter ended June 30, 2009, there has been no change to the Company’s valuation techniques and related inputs considered in the valuation process.

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

On October 10, 2008, FASB Staff Position 157-3—Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FAS 157-3”) was issued. FAS 157-3 provides examples of how to determine fair value in a market that is not active. FAS 157-3 did not change the fair value measurement principles set forth in FAS 157. Furthermore, on April 9, 2009, FASB Staff Position 157-3 was superseded by FASB Staff Position 157-4—Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FAS 157-4”). FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. According to FAS 157-4, in the above circumstances, more analysis and significant adjustments to transaction or quoted prices may be necessary to estimate fair value. FAS 157-4 requires disclosure of any changes in valuation techniques and related inputs resulting from the application of this FASB Staff Position. The total effect of the change in valuation techniques and related inputs must also be disclosed by major asset category. FAS 157-4 is effective for periods ending after June 15, 2009. The adoption of FAS 157-4 did not have a material effect on the Company’s financial position or results of operations for the quarter ended June 30, 2009.

Revenue Recognition

We record interest and dividend income on an accrual basis to the extent that we expect to collect such amounts. Some of our loans and securities may have contractual PIK interest or dividends, which represents contractual interest or dividends accrued and added to the balance that generally becomes due at maturity. On such loans and securities, we may not accrue PIK income if the portfolio company’s performance indicates that the PIK income is not collectible, among other factors. We do not accrue as a receivable interest or dividends on loans and securities if we have reason to doubt our ability to collect such income. Loan origination fees, original issue discount, and market discount are capitalized and we amortize such amounts as interest income. Upon the prepayment of a loan or security, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and securities as interest income when we receive such amounts.

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

RESULTS OF OPERATIONS

Results comparisons are for the three months ended June 30, 2009 and June 30, 2008.

Investment Income

For the three months ended June 30, 2009 and June 30, 2008, gross investment income totaled $82.6 million and $91.0 million, respectively. The decrease in gross investment income from the June 2008 quarter to the June 2009 quarter was primarily due to two main factors: the reduction of the size of the income producing portfolio year over year and the reduction in the yield of the overall income producing portfolio on a year over year basis with LIBOR decreasing over 200 basis points. Origination, closing and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans.

Expenses

Net operating expenses totaled $33.2 million and $44.6 million, respectively, for the three months ended June 30, 2009 and June 30, 2008, of which $25.1 million and $27.6 million, respectively, were base management fees and performance-based incentive fees and $5.1 million and $13.9 million, respectively, were interest and other credit facility expenses. Of these net operating expenses, general and administrative expenses totaled $3.1 million and $3.1 million, respectively, for the three months ended June 30, 2009 and June 30, 2008. Net expenses consist of base investment advisory and management fees, insurance expenses, administrative services fees, legal fees, directors’ fees, audit and tax services expenses, and other general and administrative expenses. The decrease in net expenses from the June 2008 quarter to the June 2009 quarter was primarily related to the decrease in the weighted average interest expense on our revolving credit facility on a year over year basis. This decrease in weighted average interest expense is due primarily to LIBOR decreasing over 200 basis points.

Net Investment Income

The Company’s net investment income totaled $49.3 million and $46.3 million, or $0.35, and $0.35, on a per average share basis, respectively, for the three months ended June 30, 2009 and June 30, 2008.

Net Realized Losses

The Company had investment sales and prepayments totaling $70.4 million and $89.1 million, respectively, for the three months ended June 30, 2009 and June 30, 2008. Net realized losses for the three months ended June 30, 2009 and June 30, 2008 were $98.2 million and $29.8 million, respectively.

Net Unrealized Appreciation (Depreciation) on Investments, Cash Equivalents and Foreign Currencies

For the three months ended June 30, 2009 and June 30, 2008, net change in unrealized appreciation (depreciation) on the Company’s investments, cash equivalents, foreign currencies and other assets and liabilities totaled $133.4 million and $55.3 million, respectively. A net decrease in unrealized depreciation was recognized for the quarter ended June 30, 2009. This change in unrealized appreciation (depreciation) was primarily due to improving capital market conditions and net changes in specific portfolio company fundamentals.

Net Increase in Net Assets From Operations

For the three months ended June 30, 2009 and June 30, 2008, the Company had a net increase in net assets resulting from operations of $84.5 million and $71.8 million, respectively. The earnings per share were $0.59 and $0.55 for the three months ended June 30, 2009 and June 30, 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through periodic follow-on equity offerings, through its senior secured, multi-currency $1.7 billion, five-year, revolving credit facility maturing in April 2011, through investments in special purpose entities in which we hold and finance particular investments on a non-recourse basis, as well as from cash flows from operations, investment sales of liquid assets and prepayments of senior and subordinated loans and income earned from investments and cash equivalents. At June 30, 2009, the Company had $1.07 billion in borrowings outstanding and $0.63 billion of unused capacity. In the future, the Company may raise additional equity or debt capital off its shelf registration, among other considerations. The primary use of funds will be investments in portfolio companies, cash distributions to our stockholders, reductions in debt outstanding and other general corporate purposes.

	Payments due by Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Revolving Credit Facility (1)	$1,072	$—	$1,072	$—	$—

(1)	At June 30, 2009, $628 million remained unused under our senior secured revolving credit facility. Pricing of our credit facility is 100 basis points over LIBOR.

Information about our senior securities is shown in the following table as of each year ended March 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (dollars in thousands) (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Revolving Credit Facility
Fiscal 2010 (through June 30, 2009)	$1,071,899	$2,347	$—	N/A
Fiscal 2009	1,057,601	2,320	—	N/A
Fiscal 2008	1,639,122	2,158	—	N/A
Fiscal 2007	492,312	4,757	—	N/A
Fiscal 2006	323,852	4,798	—	N/A
Fiscal 2005	0	0	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, as senior securities are not registered for public trading.

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

Off-Balance Sheet Arrangements (dollars in thousands)

The Company has the ability to issue standby letters of credit through its revolving credit facility. As of June 30, 2009 and June 30, 2008, the Company had issued through JPMorgan Chase Bank, N.A. standby letters of credit totaling $3,508 and $14,435, respectively.

AIC Credit Opportunities Fund LLC (currencies in thousands)

We own all of the common member interests in AIC Credit Opportunity Fund LLC (“AIC Holdco”), which was formed for the purpose of holding various financed investments. Effective in June 2008, we invested $39,500 in a special purpose entity wholly owned by AIC Holdco, AIC (FDC) Holdings LLC (“Apollo FDC”), which was used to purchase a Junior Profit-Participating Note due 2013 in principal amount of $39,500 (the “Junior Note”) from Apollo I Trust (the “Trust”). The Trust also issued a Senior Floating Rate Note due 2013 (the “Senior Note”) to an unaffiliated third party (“FDC Counterparty”) in principal amount of $39,500 paying interest at Libor plus 1.50%, increasing over time to Libor plus 2.0%. The Trust used the aggregate $79,000 proceeds to acquire $100,000 face value of a senior subordinated loan of First Data Corporation (the “FDC Reference Obligation”) due 2016 and paying interest at 11.25% per year. The Junior Note generally entitles Apollo FDC to the net interest and other proceeds due under the FDC Reference Obligation after payment of interest due under the Senior Notes, as described above. In addition, Apollo FDC is entitled to 100% of any realized appreciation in the FDC Reference Obligation and, since the Senior Note is a non-recourse obligation, Apollo FDC is exposed up to the amount of equity used by AIC Holdco to fund the purchase of the Junior Note plus any additional margin Apollo decides to post, if any, during the term of the financing.

Through AIC Holdco, effective in June 2008, we invested $11,375 in a special purpose entity wholly owned by AIC Holdco, AIC (TXU) Holdings LLC (“Apollo TXU”), which acquired exposure to $50,000 notional amount of a Libor plus 3.5% senior secured delayed draw term loan of Texas Competitive Electric Holdings (“TXU”) due 2014 through a non-recourse total return swap with an unaffiliated third party expiring on

October 10, 2013 and pursuant to which Apollo TXU pays interest at Libor plus 1.5% and generally receives all proceeds due under the delayed draw term loan of TXU (the “TXU Reference Obligation”). Like Apollo FDC, Apollo TXU is entitled to 100% of any realized appreciation in the TXU Reference Obligation and, since the total return swap is a non-recourse obligation, Apollo TXU is exposed up to the amount of equity used by AIC Holdco to fund the investment in the total return swap, plus any additional margin we decide to post, if any, during the term of the financing.

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

Pursuant to applicable investment company accounting, we do not consolidate AIC Holdco or its wholly owned subsidiaries and accordingly only the value of our investment in AIC Holdco is included on our balance sheet. The Senior Note, total return swap and Acquisition Loan are non-recourse to AIC Holdco, its subsidiaries and us and have standard events of default including failure to pay contractual amounts when due and failure by each of the underlying Apollo special purpose entities to provide additional credit support, sell assets or prepay a portion of its obligations if the value of the FDC Reference Obligation, the TXU Reference Obligation or the Boots Reference Obligation, as applicable, declines below specified levels. We may unwind any of these transactions at any time without penalty. From time to time Apollo Investment may provide additional capital to AIC Holdco for purposes of funding margin calls under one or more of the transactions described above. During the fiscal year ended March 31, 2009, we provided $18,480 in additional capital to AIC Holdco. During the three months ended June 30, 2009, we provided $3,404 in additional net capital to AIC Holdco.

Dividends

Dividends paid to stockholders for the three months ended June 30, 2009 and June 30, 2008 totaled $37.0 million or $0.26 per share, and $74.0 million or $0.52 per share, respectively. Tax characteristics of all dividends will be reported to shareholders on Form 1099 after the end of the calendar year. Our quarterly dividends, if any, will be determined by our Board of Directors.

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

We are subject to financial market risks, including changes in interest rates. During the three months ended June 30, 2009, many of the loans in our portfolio had floating interest rates. These loans are usually based on floating LIBOR and typically have durations of one to six months after which they reset to current market interest rates. As the percentage of our U.S. mezzanine and other subordinated loans increase as a percentage of our total investments, we expect that more of the loans in our portfolio will have fixed rates. At June 30, 2009, our floating-rate assets and floating-rate liabilities were closely matched. As such, a change in interest rates would not have a material effect on our net investment income. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the three months ended June 30, 2009, we did not engage in interest rate hedging activities.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2009 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the first quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We, Apollo Investment Management, L.P. and Apollo Investment Administration, LLC are not currently subject to any material pending legal proceedings.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1	Articles of Amendment and Restatement, as amended (1)

3.2	Amended and Restated Bylaws (5)

4.1	Form of Stock Certificate (3)

10.1	Investment Advisory Management Agreement between Registrant and Apollo Investment Management, L.P. (2)

10.1(b)	Supplement to the Investment Advisory Management Agreement between Registrant and Apollo Investment Management, L.P. (5)

10.2	Administration Agreement between Registrant and Apollo Investment Administration, LLC (2)

10.3	Dividend Reinvestment Plan (3)

10.4	Custodian Agreement (3)

10.5	License Agreement between the Registrant and Apollo Management, L.P. (2)

10.6	Form of Transfer Agency and Service Agreement (2)

10.7	Amended and Restated Senior Secured Revolving Credit Agreement (4)

22.1	Proxy Statement (6)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Filed herewith.
(1)	Incorporated by reference from the Registrant’s post-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on August 14, 2006.
(2)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 3 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 1, 2004.
(3)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on March 12, 2004.
(4)	Incorporated by reference from the Registrant’s Form 8-K filed on April 4, 2006.
(5)	Incorporated by reference from the Registrant’s Form 10-K filed on June 12, 2006.
(6)	Incorporated by reference from the Registrant’s 14A filed on June 19, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 6, 2009.

APOLLO INVESTMENT CORPORATION

By:	/s/ JAMES C. ZELTER
James C. Zelter
Chief Executive Officer

By:	/s/ RICHARD L. PETEKA
Richard L. Peteka
Chief Financial Officer and Treasurer