Form 10-Q
period 2009-09-30
APOLLO INVESTMENT CORP
filed 2009-11-05
CIK 1278752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2009

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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of November 5, 2009 was 164,218,539.

APOLLO INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Apollo Investment”, “Company”, “AIC”, “Fund”, “we”, “us” and “our” refer to Apollo Investment Corporation unless the context otherwise states.

Item 1.	Financial Statements

APOLLO INVESTMENT CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share amounts)

	September 30, 2009 (unaudited)	March 31, 2009
Assets
Non-controlled/non-affiliated investments, at value (cost—$3,022,735 and $3,082,364, respectively)	$2,512,435	$2,345,470
Controlled investments, at value (cost—$339,819 and $342,115, respectively)	133,834	141,421
Cash	2,491	5,914
Foreign currency (cost—$1,435 and $694, respectively)	1,422	693
Interest receivable	44,362	42,461
Dividends receivable (see note 2)	7,636	7,302
Receivable for investments sold	800	—
Miscellaneous income receivable	—	51
Receivable from investment adviser	—	393
Prepaid expenses and other assets	3,378	4,934

Total assets	$2,706,358	$2,548,639

Liabilities
Credit facility payable (see note 7 & 12)	$902,312	$1,057,601
Dividends payable	45,838	36,978
Payable for investments purchased	45,567	27,555
Management and performance-based incentive fees payable (see note 3)	26,062	25,314
Interest payable	357	711
Accrued administrative expenses	1,021	1,547
Other liabilities and accrued expenses	1,021	2,795

Total liabilities	$1,022,178	$1,152,501

Net Assets
Common stock, par value $.001 per share, 400,000 and 400,000 common shares authorized, respectively, and 163,706 and 142,221 issued and outstanding, respectively	$164	$142
Paid-in capital in excess of par (see note 2f)	2,529,409	2,352,205
Undistributed net investment income (see note 2f)	114,079	96,174
Accumulated net realized loss (see note 2f)	(222,143)	(120,811)
Net unrealized depreciation	(737,329)	(931,572)

Total Net Assets	$1,684,180	$1,396,138

Total liabilities and net assets	$2,706,358	$2,548,639

Net Asset Value Per Share	$10.29	$9.82

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share amounts)

	Three months ended September 30,		Six months ended September 30,
	2009	2008	2009	2008
INVESTMENT INCOME:
From non-controlled/non-affiliated investments:
Interest	$71,875	$90,225	$147,172	$175,200
Dividends	3,584	3,776	6,820	7,111
Other income	482	3,276	1,751	3,473
From controlled investments:
Dividends	8,462	6,270	11,221	8,722
Other income	—	—	—	—

Total Investment Income	84,403	103,547	166,964	194,506

EXPENSES:
Management fees (see note 3)	$13,214	$16,354	$25,936	$32,376
Performance-based incentive fees (see note 3)	12,848	14,123	25,180	25,701
Interest and other credit facility expenses	4,409	14,404	9,477	28,321
Administrative services expense	1,198	855	2,507	2,723
Other general and administrative expenses	1,344	1,366	3,144	2,713

Total expenses	33,013	47,102	66,244	91,834
Expense offset arrangement (see note 8)	—	(46)	—	(132)

Net expenses	33,013	47,056	66,244	91,702

Net investment income	$51,390	$56,491	$100,720	$102,804

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS AND FOREIGN CURRENCIES:
Net realized gain (loss):
Investments and cash equivalents	$(3,321)	$(33,171)	$(101,399)	$(62,401)
Foreign currencies	224	3,195	67	2,607

Net realized loss	(3,097)	(29,976)	(101,332)	(59,794)

Net change in unrealized gain (loss):
Investments and cash equivalents	69,386	(307,592)	221,221	(252,703)
Foreign currencies	(8,523)	43,125	(26,978)	43,581

Net change in unrealized gain (loss)	60,863	(264,467)	194,243	(209,122)

Net realized and unrealized gain (loss) from investments, cash equivalents and foreign currencies	57,766	(294,443)	92,911	(268,916)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$109,156	$(237,952)	$193,631	$(166,112)

EARNINGS (LOSS) PER SHARE (see note 5)	$0.71	$(1.67)	$1.31	$(1.21)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except shares)

	Six months ended September 30, 2009 (unaudited)	Year ended March 31, 2009
Increase (Decrease) in net assets from operations:
Net investment income	$100,720	$206,331
Net realized loss	(101,332)	(83,740)
Net change in unrealized gain (loss)	194,243	(734,470)

Net increase (decrease) in net assets resulting from operations	193,631	(611,879)

Dividends and distributions to stockholders:	(82,815)	(258,843)

Capital share transactions:
Net proceeds from shares sold	172,974	369,589
Less offering costs	(385)	(637)
Reinvestment of dividends	4,637	—

Net increase in net assets from capital share transactions	177,226	368,952

Total increase (decrease) in net assets:	288,042	(501,770)
Net assets at beginning of period	1,396,138	1,897,908

Net assets at end of period	$1,684,180	$1,396,138

Capital share activity
Shares sold	20,700,000	22,327,500
Shares issued from reinvestment of dividends	784,559	—

Net increase in capital share activity	21,484,559	22,327,500

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six months ended September 30,
	2009	2008
Cash Flows from Operating Activities:
Net Increase (Decrease) in Net Assets Resulting from Operations	$193,631	$(166,112)
Adjustments to reconcile net increase (decrease):
Purchase of investments (including capitalized PIK)	(159,641)	(385,734)
Proceeds from disposition of investments and cash equivalents	120,085	111,504
Increase from foreign currency transactions	222	2,127
Decrease (increase) in interest and dividends receivable	(2,235)	(15,703)
Decrease in prepaid expenses and other assets	2,000	1,820
Increase in management and performance-based incentive fees payable	748	3,507
Increase (decrease) in interest payable	(354)	422
Decrease in accrued expenses and other liabilities	(2,300)	(780)
Increase (decrease) in payable for investments and cash equivalents purchased	18,012	(97,965)
Increase in receivable for investments sold	(800)	—
Net change in unrealized depreciation (appreciation) on investments, cash equivalents, foreign currencies and other assets and liabilities	(194,243)	209,122
Net realized loss on investments and cash equivalents	101,332	59,793

Net Cash Provided (Used) by Operating Activities	$76,457	$(277,999)

Cash Flows from Financing Activities:
Net proceeds from the issuance of common stock	$172,974	$369,589
Offering costs from the issuance of common stock	(385)	(479)
Dividends paid in cash	(69,318)	(157,278)
Borrowings under credit facility	261,090	1,247,835
Repayments under credit facility	(443,500)	(1,185,503)

Net Cash Provided (Used) by Financing Activities	$(79,139)	$274,164

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(2,682)	$(3,835)
Effect of exchange rates on cash balances	(12)	9
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$6,607	$414,983

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,913	$411,157

Non-cash financing activities consist of the reinvestment of dividends totaling $4,637 and $0, respectively (in thousands).

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited)

September 30, 2009

(in thousands)

Investments in Non-Controlled/Non-Affiliated Portfolio Companies—149.2%	Industry	Par Amount*	Cost	Fair Value (1)
CORPORATE DEBT—129.9%
BANK DEBT/SENIOR SECURED LOANS (2)—41.3%
1st Lien Bank Debt/Senior Secured Loans—0.1%
Fox Acquisition Sub LLC, 7/14/15 †	Broadcasting & Entertainment	$2,992	$2,648	$2,648

2nd Lien Bank Debt/Senior Secured Loans—41.2%
AB Acquisitions UK Topco 2 Limited (Alliance Boots), 7/9/16 †	Retail	£11,400	$19,886	$15,407
AB Acquisitions UK Topco 2 Limited (Alliance Boots), 7/9/16 †	Retail	€3,961	5,468	4,892
Asurion Corporation, 7/3/15	Insurance	$148,300	146,927	143,110
BNY ConvergEx Group, LLC, 4/2/14	Business Services	54,000	53,584	52,380
C.H.I. Overhead Doors, Inc., 13.00%, 10/22/11	Building Products	15,000	15,015	11,100
Clean Earth, Inc., 13.00%, 8/1/14	Environmental	25,000	25,000	22,750
Dresser, Inc., 5/4/15	Industrial	61,000	60,929	53,594
Educate, Inc., 6/14/14	Education	10,000	10,000	8,666
Garden Fresh Restaurant Corp., 12/22/11	Retail	26,000	25,882	25,480
Generics International, Inc., 4/30/15	Healthcare	20,000	19,924	18,845
Gray Wireline Service, Inc., 12.25%, 2/28/13	Oil & Gas	77,500	77,021	45,260
Infor Enterprise Solutions Holdings, Inc., Tranche B-1, 3/2/14 †	Business Services	5,000	5,000	3,275
Infor Enterprise Solutions Holdings, Inc., 3/2/14 †	Business Services	15,000	14,871	9,975
Infor Global Solutions European Finance S.á.R.L., 3/2/14	Business Services	€6,210	8,263	5,495
IPC Systems, Inc., 6/1/15	Telecommunications	$42,250	39,610	27,234
Kronos, Inc., 6/11/15	Electronics	60,000	60,000	54,000
Penton Media, Inc., 2/1/14	Media	14,000	10,897	2,310
Quality Home Brands Holdings LLC, 6/20/13	Consumer Products	40,462	40,075	10,116
Ranpak Corp., 12/27/14 (3) †	Packaging	12,500	12,500	11,634
Ranpak Corp., 12/27/14 (4) †	Packaging	€5,206	7,585	7,103
RSA Holdings Corp. of Delaware (American Safety Razor), 1/30/14	Consumer Products	$19,000	14,345	15,200
Sheridan Holdings, Inc., 6/15/15	Healthcare	60,000	60,000	54,180
Sorenson Communications, Inc., 2/18/14	Consumer Services	63,603	63,453	59,416
TransFirst Holdings, Inc., 6/15/15	Financial Services	35,365	34,356	32,147

Total 2nd Lien Bank Debt/Senior Secured Loans			$830,591	$693,569

TOTAL BANK DEBT/SENIOR SECURED LOANS			$833,239	$696,217

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2009

(in thousands)

	Industry	Par Amount*	Cost	Fair Value (1)
Subordinated Debt/Corporate Notes—88.6%
AB Acquisitions UK Topco 2 Limited (Alliance Boots), GBP L+650, 7/9/17	Retail	£40,199	$77,985	$54,905
Advantage Sales & Marketing, Inc., 12.00%, 3/29/14	Grocery	$32,209	31,802	31,822
Allied Security Holdings LLC, 13.75%, 8/21/15	Business Services	20,000	19,641	20,400
Altegrity Inc., 11.75%, 5/1/16 ¿ †	Diversified Service	14,639	9,394	13,277
Altegrity Inc., 10.50%, 11/1/15 ¿ †	Diversified Service	9,500	8,091	8,569
AMH Holdings II, Inc. (Associated Materials), 20.00%, 12/01/14 ***	Building Products	7,840	—	784
Angelica Corporation, 15.00%, 2/4/14	Healthcare	60,000	60,000	62,880
Arbonne Intermediate Holdco Inc. (Natural Products Group LLC), 13.50%, 6/19/14 ***	Direct Marketing	82,186	76,803	2,055
Associated Materials, Inc. 15.00%, 07/15/12	Building Products	12,000	12,000	12,000
BNY ConvergEx Group, LLC, 14.00%, 10/2/14	Business Services	15,768	15,768	16,084
Booz Allen Hamilton Inc., 13.00%, 7/31/16	Consulting Services	23,435	23,091	23,904
Brenntag Holding GmbH & Co. KG, E+700, 01/18/16	Chemicals	€20,024	24,840	26,342
Catalina Marketing Corporation, 11.625%, 10/1/17 ¿	Grocery	$40,175	37,545	40,979
Catalina Marketing Corporation, 10.50%, 10/1/15 ¿	Grocery	5,000	5,088	5,088
Ceridian Corp., 13.00%, 11/15/15 †	Diversified Service	50,000	50,000	45,150
Ceridian Corp., 11.25%, 11/15/15 †	Diversified Service	36,000	35,192	32,904
Cidron Healthcare C S.á.R.L. (Convatec) E+950, 8/1/17	Healthcare	€7,834	12,261	10,191
Collect America, Ltd., 16.00%, 8/5/12 ¿	Consumer Finance	$39,920	39,498	39,920
Delta Educational Systems, Inc., 14.20%, 5/12/13	Education	19,400	18,954	19,536
DSI Renal Inc., 16.00%, 4/7/14	Healthcare	12,283	12,283	10,684
Dura-Line Merger Sub, Inc., 14.00%, 9/22/14	Telecommunications	41,787	41,171	41,787
Eurofresh, Inc., 0% / 14.50%, 1/15/14 ¿ *** †	Agriculture	26,504	24,303	530
Eurofresh, Inc., 11.50%, 1/15/13 ¿ *** †	Agriculture	50,000	50,000	1,000
European Directories (DH5) B.V., 15.735%, 7/1/16 †	Publishing	€3,195	4,106	4,232
European Directories (DH7) B.V., E+950, 7/1/15 †	Publishing	17,040	21,252	22,591
First Data Corporation, 11.25%, 3/31/16 †	Financial Services	$40,000	33,491	35,760
First Data Corporation, 9.875%, 9/24/15 †	Financial Services	45,500	39,799	42,201
FleetPride Corporation, 11.50%, 10/1/14 ¿ †	Transportation	47,500	47,500	43,225
Fox Acquisition Sub LLC, 13.375%, 7/15/16 ¿†	Broadcasting & Entertainment	25,000	24,794	19,260
FPC Holdings, Inc. (FleetPride Corporation), 0% / 14.00%, 6/30/15 ¿ †	Transportation	37,846	37,974	31,412
General Nutrition Centers, Inc., L+450, 3/15/14	Retail	12,275	12,119	10,879
Goodman Global Inc., 13.50%, 2/15/16	Manufacturing	25,000	25,000	25,575
Hub International Holdings, 10.25%, 6/15/15 ¿	Insurance	25,000	24,205	22,625
Infor Lux Bond Company (Infor Global), L+800, 9/2/14	Business Services	9,997	9,997	2,762
KAR Holdings, Inc., 10.00%, 5/1/15	Transportation	32,225	28,780	32,547
Latham Manufacturing Corp., 20.00%, 12/30/12 ***	Leisure Equipment	41,807	34,190	—

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2009

(in thousands)

	Industry	Par Amount*	Cost	Fair Value (1)
Subordinated Debt/Corporate Notes—(continued)
Laureate Education, Inc., 11.75%, 8/15/17 ¿	Education	$53,540	$49,756	$50,221
LVI Services, Inc., 14.25%, 11/16/12	Environmental	48,575	48,575	45,830
MW Industries, Inc., 13.00%, 5/1/14	Manufacturing	60,451	59,584	54,345
NCO Group Inc., 11.875%, 11/15/14	Consumer Finance	22,630	18,720	20,524
Nielsen Finance LLC, 0% / 12.50%, 8/1/16	Market Research	61,000	50,786	48,190
OTC Investors Corporation (Oriental Trading Company), 13.50%, 1/31/15	Direct Marketing	29,763	29,763	10,417
Pacific Crane Maintenance Company, L.P., 15.00%, 2/15/14	Machinery	36,825	36,825	19,333
PBM Holdings, Inc., 13.50%, 9/29/13	Beverage, Food & Tobacco	17,723	17,723	17,634
Playpower Holdings Inc., 15.50%, 12/31/12 ¿	Leisure Equipment	90,194	90,194	70,351
QHB Holdings LLC (Quality Home Brands), 14.50%, 12/20/13***	Consumer Products	54,697	52,154	2,188
Ranpak Holdings, Inc., 15.00%, 12/27/15	Packaging	62,666	62,666	57,245
RSA Holdings Corp. of Delaware (American Safety Razor), 13.50%, 1/30/15	Consumer Products	53,629	53,629	45,450
The Servicemaster Company, 10.75%, 7/15/15 ¿	Diversified Service	52,173	47,514	49,694
TL Acquisitions, Inc. (Thomson Learning), 0% / 13.25%, 7/15/15¿†	Education	72,500	72,238	68,029
TP Financing 2, Ltd. (Travelex), GBP L+725, 4/1/15	Financial Services	£14,422	27,487	17,437
US Foodservice, 10.25%, 6/30/15 ¿	Beverage, Food & Tobacco	$81,543	60,931	78,118
Varietal Distribution, 10.75%, 6/30/17	Distribution	22,204	21,640	19,429
WDAC Intermediate Corp., E+600, 11/29/15	Publishing	€48,629	65,924	3,562

Total Subordinated Debt/Corporate Notes			$1,895,026	$1,491,857

TOTAL CORPORATE DEBT			$2,728,265	$2,188,074

COLLATERALIZED LOAN OBLIGATIONS—1.4%
Babson CLO Ltd., Series 2008-2A Class E, L+975, 7/15/18 ¿	Asset Management	$11,244	$10,269	$9,734
Babson CLO Ltd., Series 2008-1A Class E, L+550, 7/20/18 ¿	Asset Management	10,491	7,641	6,728
Westbrook CLO Ltd., Series 2006-1A, L+370, 12/20/20 ¿	Asset Management	11,000	6,593	6,442

TOTAL COLLATERALIZED LOAN OBLIGATIONS			$24,503	$22,904

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2009

(in thousands, except shares)

	Industry	Shares	Cost	Fair Value (1)
PREFERRED EQUITY—2.6%
AHC Mezzanine LLC (Advanstar) **	Media	1	$1,063	$298
CA Holding, Inc. (Collect America, Ltd.) Series A	Consumer Finance	7,961	788	1,592
DSI Holding Company, Inc. (DSI Renal Inc.), 19.00%, 10/7/14***	Healthcare	32,500	52,962	17,072
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 13.50%, 5/12/14	Education	12,360	17,904	18,803
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 12.50% (Convertible)	Education	332,500	5,045	5,045
Varietal Distribution Holdings, LLC, 8.00%	Distribution	3,097	3,703	1,337

TOTAL PREFERRED EQUITY			$81,465	$44,147

EQUITY—15.3%
Common Equity/Interests—15.0%
AB Capital Holdings LLC (Allied Security) **	Business Services	2,000,000	$2,000	$2,790
A-D Conduit Holdings, LLC (Duraline) **	Telecommunications	2,778	2,778	6,075
AHC Mezzanine LLC (Advanstar) **	Media	10,000	10,000	—
CA Holding, Inc. (Collect America, Ltd.) Series A **	Consumer Finance	25,000	2,500	4,419
CA Holding, Inc. (Collect America, Ltd.) Series AA	Consumer Finance	4,294	429	859
Clothesline Holdings, Inc. (Angelica) **	Healthcare	6,000	6,000	7,830
Explorer Coinvest LLC (Booz Allen)	Consulting Services	430	4,300	8,222
FSC Holdings Inc. (Hanley Wood LLC) **	Media	10,000	10,000	967
Garden Fresh Restaurant Holding, LLC **	Retail	50,000	5,000	11,531
Gray Energy Services, LLC Class H (Gray Wireline) **	Oil & Gas	1,081	2,000	220
Gryphon Colleges Corporation (Delta Educational Systems, Inc.)**	Education	17,500	175	1,923
GS Prysmian Co-Invest L.P. (Prysmian Cables & Systems) (5,6)	Industrial	1	—	81,416
Latham International, Inc. (fka Latham Acquisition Corp.) **	Leisure Equipment	33,091	3,309	—
LVI Acquisition Corp. (LVI Services, Inc.) **	Environmental	6,250	2,500	—
MEG Energy Corp. (7) **	Oil & Gas	1,718,388	44,718	64,842
New Omaha Holdings Co-Invest LP (First Data) **	Financial Services	13,000,000	65,000	47,582
PCMC Holdings, LLC (Pacific Crane) **	Machinery	40,000	4,000	—
Prism Business Media Holdings, LLC (Penton Media, Inc.) **	Media	68	14,947	—
Pro Mach Co-Investment, LLC **	Machinery	150,000	1,500	3,150
RC Coinvestment, LLC (Ranpak Corp.) **	Packaging	50,000	5,000	4,285
Sorenson Communications Holdings, LLC Class A **	Consumer Services	454,828	45	6,578
Varietal Distribution Holdings, LLC Class A **	Distribution	28,028	28	—

Total Common Equity/Interests			$186,229	$252,689

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2009

(in thousands, except warrants)

	Industry	Warrants	Cost	Fair Value (1)
Warrants—0.3%
CA Holding, Inc. (Collect America, Ltd.), Common	Consumer Finance	7,961	$8	$43
DSI Holding Company, Inc. (DSI Renal Inc.), Common **	Healthcare	5,011,327	—	—
Fidji Luxco (BC) S.C.A., Common (FCI) (5) **	Electronics	48,769	491	1,221
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Common **	Education	9,820	98	1,079
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class A-1 Preferred **	Education	45,947	459	697
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class B-1 Preferred **	Education	104,314	1,043	1,581
Latham International, Inc., Common **	Leisure Equipment	347,698	174	—

Total Warrants			$2,273	$4,621

TOTAL EQUITY			$188,502	$257,310

Total Investments in Non-Controlled/ Non-Affiliated Portfolio Companies			$3,022,735	$2,512,435

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2009

(in thousands, except shares)

INVESTMENTS IN CONTROLLED PORTFOLIO COMPANIES—7.9%	Industry	Shares	Cost	Fair Value (1)
PREFERRED EQUITY—2.9%
Grand Prix Holdings, LLC Series A, 12.00% (Innkeepers USA)	Hotels, Motels, Inns & Gaming	2,989,431	$95,590	$49,320

EQUITY
Common Equity/Interests—5.0%
AIC Credit Opportunity Fund LLC (8)	Asset Management		$71,565	$76,205
Grand Prix Holdings, LLC (Innkeepers USA) **	Hotels, Motels, Inns & Gaming	17,335,834	172,664	8,309

Total Common Equity/Interests			$244,229	$84,514

TOTAL EQUITY			$244,229	$84,514

TOTAL INVESTMENTS IN CONTROLLED PORTFOLIO COMPANIES			$339,819	$133,834

TOTAL INVESTMENTS—157.1% (9)			$3,362,554	$2,646,269

LIABILITIES IN EXCESS OF OTHER ASSETS—(57.1%)				(962,089)

NET ASSETS—100.0%				$1,684,180

(1)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2).
(2)	Includes floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the LIBOR (London Inter-bank Offered Rate), EURIBOR (Euro Inter-bank Offered Rate), GBP LIBOR (London Inter-bank Offered Rate for British Pounds), or the prime rate. At September 30, 2009, the range of interest rates on floating rate bank debt was 4.60% to 8.75%.
(3)	Position is held across five US Dollar-denominated tranches with varying yields.
(4)	Position is held across three Euro-denominated tranches with varying yields.
(5)	Denominated in Euro (€).
(6)	The Company is the sole Limited Partner in GS Prysmian Co-Invest L.P.
(7)	Denominated in Canadian dollars.
(8)	See Note 6.
(9)	Aggregate gross unrealized appreciation for federal income tax purposes is $186,843; aggregate gross unrealized depreciation for federal income tax purposes is $908,535. Net unrealized depreciation is $721,692 based on a tax cost of $3,367,961.
¿	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
*	Denominated in USD unless otherwise noted.
**	Non-income producing security
***	Non-accrual status (see note 2m)
†	Denote securities where the Company owns multiple tranches of the same broad asset type but whose security characteristics differ. Such differences may include level of subordination, call protection and pricing, differing interest rate characteristics, among other factors. Such factors are usually considered in the determination of fair values.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

Industry Classification	Percentage of Total Investments (at fair value) as of September 30, 2009
Healthcare	6.9%
Education	6.6%
Financial Services	6.6%
Insurance	6.3%
Diversified Service	5.7%
Industrial	5.1%
Retail	4.7%
Business Services	4.3%
Oil & Gas	4.2%
Transportation	4.1%
Asset Management	3.7%
Beverage, Food & Tobacco	3.6%
Packaging	3.0%
Manufacturing	3.0%
Grocery	2.9%
Telecommunications	2.8%
Consumer Products	2.8%
Leisure Equipment	2.7%
Environmental	2.6%
Consumer Finance	2.5%
Consumer Services	2.5%
Hotels, Motels, Inns & Gaming	2.2%
Electronics	2.1%
Market Research	1.8%
Consulting Services	1.2%
Publishing	1.1%
Chemicals	1.0%
Building Products	0.9%
Machinery	0.8%
Broadcasting & Entertainment	0.8%
Distribution	0.8%
Direct Marketing	0.5%
Media	0.1%
Agriculture	0.1%

Total Investments	100.0%

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS‡

March 31, 2009

(in thousands)

Investments in Non-Controlled/Non-Affiliated Portfolio Companies—168.0%	Industry	Par Amount*	Cost	Fair Value (1)
CORPORATE DEBT—148.5%
Bank Debt/Senior Secured Loans (2)—47.0%
1st Lien Bank Debt/Senior Secured Loans—0.1%
OTC Investors Corporation (Oriental Trading Company), 7/31/13	Direct Marketing	$2,226	$1,155	$1,124

2nd Lien Bank Debt/Senior Secured Loans—46.9%
AB Acquisitions UK Topco 2 Limited (Alliance Boots), 7/9/16 †	Retail	£11,400	$19,792	$11,961
AB Acquisitions UK Topco 2 Limited (Alliance Boots), 7/9/16 †	Retail	€3,961	5,439	3,850
Advanstar Communications, Inc., 11/30/14	Media	$20,000	20,000	6,680
Asurion Corporation, 7/3/15	Insurance	150,300	148,798	122,795
BNY ConvergEx Group, LLC, 4/2/14	Business Services	50,000	49,818	43,850
C.H.I. Overhead Doors, Inc., 13.00%, 10/22/11	Building Products	15,000	15,018	11,250
Clean Earth, Inc., 13.00%, 8/1/14	Environmental	25,000	25,000	22,750
Dresser, Inc., 5/4/15	Industrial	61,000	60,924	47,266
Educate, Inc., 6/14/14	Education	10,000	10,000	7,728
Garden Fresh Restaurant Corp., 12/22/11	Retail	26,000	25,861	22,386
Generics International, Inc., 4/30/15	Healthcare	20,000	19,917	16,343
Gray Wireline Service, Inc., 12.25%, 2/28/13	Oil & Gas	77,500	76,966	77,500
Infor Enterprise Solutions Holdings, Inc., Tranche B-1, 3/2/14 †	Business Services	5,000	5,000	950
Infor Enterprise Solutions Holdings, Inc., 3/2/14 †	Business Services	15,000	14,859	3,375
Infor Global Solutions European Finance S.á.R.L., 3/2/14	Business Services	€6,210	8,263	1,484
IPC Systems, Inc., 6/1/15	Telecommunications	$37,250	36,312	19,544
Kronos, Inc., 6/11/15	Electronics	60,000	60,000	44,460
Penton Media, Inc., 2/1/14	Media	14,000	10,650	9,884
Quality Home Brands Holdings LLC, 6/20/13	Consumer Products	40,256	39,830	30,252
Ranpak Corp., 12/27/14 (3) †	Packaging	12,500	12,500	11,108
Ranpak Corp., 12/27/14 (4) †	Packaging	€5,206	7,585	6,098
Sheridan Holdings, Inc., 6/15/15	Healthcare	$60,000	60,000	49,860
Sorenson Communications, Inc., 2/18/14	Consumer Services	62,103	62,103	54,443
TransFirst Holdings, Inc., 6/15/15	Financial Services	34,750	33,683	28,669

Total 2nd Lien Bank Debt/Senior Secured Loans			$828,318	$654,486

Total Bank Debt/Senior Secured Loans			$829,473	$655,610

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)‡

March 31, 2009

(in thousands)

	Industry	Par Amount*	Cost	Fair Value (1)
Subordinated Debt/Corporate Notes—101.5%
AB Acquisitions UK Topco 2 Limited (Alliance Boots), GBP L+650, 7/9/17	Retail	£39,526	$76,758	$39,942
Advanstar, Inc., L+700, 11/30/15	Media	$24,385	24,385	1,341
Advantage Sales & Marketing, Inc., 12.00%, 3/29/14	Grocery	31,884	31,445	29,536
Allied Security Holdings LLC, 13.75%, 8/21/15	Business Services	20,000	19,621	17,500
AMH Holdings II, Inc. (Associated Materials), 13.625%, 12/1/14 ¿	Building Products	52,155	51,422	14,655
Angelica Corporation, 15.00%, 2/4/14	Healthcare	60,000	60,000	60,000
Arbonne Intermediate Holdco Inc. (Natural Products Group LLC), 13.50%, 6/19/14 ***	Direct Marketing	76,962	76,803	4,233
BNY ConvergEx Group, LLC, 14.00%, 10/2/14	Business Services	15,611	15,611	13,879
Booz Allen Hamilton Inc., 13.00%, 7/31/16	Consulting Services	23,435	23,073	20,857
Brenntag Holding GmbH & Co. KG, E+700, 12/23/15	Chemicals	€19,725	24,412	21,396
Catalina Marketing Corporation, 11.625%, 10/1/17 ¿	Grocery	$31,959	30,327	27,165
Ceridian Corp., 12.25%, 11/15/15 †	Diversified Service	50,000	50,000	42,750
Ceridian Corp., 11.25%, 11/15/15 †	Diversified Service	36,000	35,140	31,788
Cidron Healthcare C S.á.R.L. (Convatec) E+950, 8/1/17	Healthcare	€7,668	12,028	8,603
Collect America, Ltd., 16.00%, 8/5/12 ¿	Consumer Finance	$38,136	37,658	36,647
Delta Educational Systems, Inc., 14.20%, 5/12/13	Education	19,271	18,777	19,126
DSI Renal Inc., 16.00%, 4/7/14	Healthcare	11,357	11,357	9,647
Dura-Line Merger Sub, Inc., 14.00%, 9/22/14	Telecommunications	41,218	40,561	39,033
Eurofresh, Inc., 0% / 14.50%, 1/15/14 ¿ *** †	Agriculture	26,504	24,303	199
Eurofresh, Inc., 11.50%, 1/15/13 ¿ *** †	Agriculture	50,000	50,000	11,250
European Directories (DH5) B.V., 15.735%, 7/1/16 †	Publishing	€2,961	3,777	3,356
European Directories (DH7) B.V., E+950, 7/1/15 †	Publishing	16,643	20,695	19,114
First Data Corporation, 11.25%, 3/31/16 ¿†	Financial Services	$40,000	33,203	32,080
First Data Corporation, 9.875%, 9/24/15 †	Financial Services	45,500	39,489	35,945
FleetPride Corporation, 11.50%, 10/1/14 ¿ †	Transportation	47,500	47,500	40,375
Fox Acquisition Sub LLC, 13.375%, 7/15/16 ¿	Broadcasting & Entertainment	25,000	24,785	20,825
FPC Holdings, Inc. (FleetPride Corporation), 0% / 14.00%, 6/30/15 ¿ †	Transportation	37,846	36,826	30,276
General Nutrition Centers, Inc., L+450, 3/15/14	Retail	15,275	15,070	9,375
Goodman Global Inc., 13.50%, 2/15/16	Manufacturing	25,000	25,000	24,025
Hub International Holdings, 10.25%, 6/15/15 ¿	Insurance	25,000	24,160	19,666
Infor Lux Bond Company (Infor Global), L+800, 9/2/14	Business Services	9,582	9,582	719

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)‡

March 31, 2009

(in thousands)

	Industry	Par Amount*	Cost	Fair Value (1)
Subordinated Debt/Corporate Notes—(continued)
KAR Holdings, Inc., 10.00%, 5/1/15	Transportation	$48,225	$44,404	$27,488
Latham Manufacturing Corp., 20.00%, 12/30/12 ***	Leisure Equipment	37,920	34,190	15,168
Laureate Education, Inc., 11.75%, 8/15/17 ¿	Education	53,540	49,621	46,794
LVI Services, Inc., 14.75%, 11/16/12	Environmental	47,523	47,523	44,790
MW Industries, Inc., 13.00%, 5/1/14	Manufacturing	60,000	59,067	56,220
NCO Group Inc., 11.875%, 11/15/14	Consumer Finance	22,630	18,487	19,427
Neff Corp., 10.00%, 6/1/15	Rental Equipment	5,000	5,000	725
Nielsen Finance LLC, 0% / 12.50%, 8/1/16	Market Research	61,000	47,500	37,430
OTC Investors Corporation (Oriental Trading Company), 13.50%, 1/31/15	Direct Marketing	27,861	27,862	9,752
Pacific Crane Maintenance Company, L.P., 13.00%, 2/15/14	Machinery	34,170	34,170	22,210
PBM Holdings, Inc., 13.50%, 9/29/13	Beverage, Food & Tobacco	17,723	17,723	16,128
Playpower Holdings Inc., 15.50%, 12/31/12 ¿	Leisure Equipment	83,707	83,707	70,732
Pro Mach Merger Sub, Inc., 12.50%, 6/15/12	Machinery	14,616	14,464	13,626
QHB Holdings LLC (Quality Home Brands), 14.50%, 12/20/13	Consumer Products	50,938	50,273	36,293
Ranpak Holdings, Inc., 15.00%, 12/27/15	Packaging	58,217	58,217	50,300
RSA Holdings Corp. of Delaware (American Safety Razor), 13.50%, 1/30/15	Consumer Products	50,129	50,130	38,976
The Servicemaster Company, 10.75%, 7/15/15 ¿	Diversified Service	67,173	60,832	54,343
TL Acquisitions, Inc. (Thomson Learning), 0% / 13.25%, 7/15/15 ¿†	Education	72,500	69,587	57,347
TL Acquisitions, Inc. (Thomson Learning), 10.50%, 1/15/15 ¿†	Education	47,500	46,777	40,185
TP Financing 2, Ltd. (Travelex), GBP L+725, 4/1/15	Financial Services	£13,505	26,128	12,499
US Foodservice, 10.25%, 6/30/15 ¿	Beverage, Food & Tobacco	$30,000	23,812	25,710
US Investigations Services, Inc., 11.75%, 5/1/16 ¿†	Diversified Service	14,639	9,085	11,901
US Investigations Services, Inc., 10.50%, 11/1/15 ¿†	Diversified Service	9,500	7,991	8,075
Varietal Distribution, 10.75%, 6/30/17	Distribution	21,875	21,288	15,269
WDAC Intermediate Corp., E+600, 11/29/15	Publishing	€46,320	62,591	379

Total Subordinated Debt/Corporate Notes			$1,964,197	$1,417,070

TOTAL CORPORATE DEBT			$2,793,670	$2,072,680

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)‡

March 31, 2009

(in thousands, except shares)

	Industry	Shares	Cost	Fair Value (1)
PREFERRED EQUITY—4.0%
AHC Mezzanine LLC (Advanstar) **	Media	1	$1,063	—
DSI Holding Company, Inc. (DSI Renal Inc.), 19.00%, 10/7/14	Healthcare	32,500	50,514	$33,051
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 13.50%, 5/12/14	Education	12,360	16,599	17,592
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 12.50% (Convertible)	Education	332,500	4,743	4,743
Varietal Distribution Holdings, LLC, 8.00%	Distribution	3,097	3,558	583

TOTAL PREFERRED EQUITY			$76,477	$55,969

		Par Amount*
COLLATERALIZED LOAN OBLIGATIONS—1.4%
Babson CLO Ltd., Series 2008-2A Class E, L+975, 7/15/18 ¿	Asset Management	$11,000	$9,993	$8,104
Babson CLO Ltd., Series 2008-1A Class E, L+550, 7/20/18 ¿	Asset Management	10,150	7,220	5,485
Westbrook CLO Ltd., Series 2006-1A, L+370, 12/20/20 ¿	Asset Management	11,000	6,509	5,389

TOTAL COLLATERALIZED LOAN OBLIGATIONS			$23,722	$18,978

		Shares
EQUITY—14.1%
Common Equity/Interests—13.8%
AB Capital Holdings LLC (Allied Security)	Business Services	2,000,000	$2,000	$2,000
A-D Conduit Holdings, LLC (Duraline) **	Telecommunications	2,778	2,778	3,760
AHC Mezzanine LLC (Advanstar) **	Media	10,000	10,000	—
CA Holding, Inc. (Collect America, Ltd.) Series A	Consumer Finance	25,000	2,500	4,162
CA Holding, Inc. (Collect America, Ltd.) Series AA	Consumer Finance	4,294	429	859
Clothesline Holdings, Inc. (Angelica)	Healthcare	6,000	6,000	5,770
Explorer Coinvest LLC (Booz Allen)	Consulting Services	430	4,300	7,376
FSC Holdings Inc. (Hanley Wood LLC) **	Media	10,000	10,000	3,520
Garden Fresh Restaurant Holding, LLC **	Retail	50,000	5,000	8,463
Gray Energy Services, LLC Class H (Gray Wireline) **	Oil & Gas	1,081	2,000	3,590
Gryphon Colleges Corporation (Delta Educational Systems, Inc.) **	Education	17,500	175	—
GS Prysmian Co-Invest L.P. (Prysmian Cables & Systems) (5,6)	Industrial	1	—	43,264

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)‡

March 31, 2009

(in thousands, except shares and warrants)

	Industry	Shares	Cost	Fair Value (1)
Common Equity/Interests—(continued)
Latham International, Inc. (fka Latham Acquisition Corp.) **	Leisure Equipment	33,091	$3,309	—
LVI Acquisition Corp. (LVI Services, Inc.) **	Environmental	6,250	2,500	—
MEG Energy Corp. (7) **	Oil & Gas	1,718,388	44,718	$43,706
New Omaha Holdings Co-Invest LP (First Data) **	Financial Services	13,000,000	65,000	47,893
PCMC Holdings, LLC (Pacific Crane) **	Machinery	40,000	4,000	847
Prism Business Media Holdings, LLC (Penton Media, Inc.) **	Media	68	14,947	3,443
Pro Mach Co-Investment, LLC **	Machinery	150,000	1,500	3,158
RC Coinvestment, LLC (Ranpak Corp.) **	Packaging	50,000	5,000	5,535
Sorenson Communications Holdings, LLC Class A	Consumer Services	454,828	45	5,943
Varietal Distribution Holdings, LLC Class A **	Distribution	28,028	28	—

Total Common Equity/Interests			$186,229	$193,289

		Warrants
Warrants—0.3%
DSI Holding Company, Inc. (DSI Renal Inc.), Common **	Healthcare	5,011,327	—	—
Fidji Luxco (BC) S.C.A., Common (FCI) (5) **	Electronics	48,769	$491	$2,591
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Common **	Education	9,820	98	—
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class A-1 Preferred **	Education	45,947	460	655
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class B-1 Preferred **	Education	104,314	1,043	1,308
Latham International, Inc., Common	Leisure Equipment	347,698	174	—

Total Warrants			$2,266	$4,554

TOTAL EQUITY			$188,495	$197,843

TOTAL INVESTMENTS IN NON-CONTROLLED /NON-AFFILIATED PORTFOLIO COMPANIES			$3,082,364	$2,345,470

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)‡

March 31, 2009

(in thousands, except shares)

Investments in Controlled Portfolio Companies—10.1%	Industry	Shares	Cost	Fair Value (1)
PREFERRED EQUITY—5.5%
Grand Prix Holdings, LLC Series A, 12.00% (Innkeepers USA)	Hotels, Motels, Inns & Gaming	2,989,431	$90,074	$76,557

EQUITY
Common Equity/Interests—4.6%
AIC Credit Opportunity Fund LLC (8)	Asset Management		$79,377	$57,294
Grand Prix Holdings, LLC (Innkeepers USA) **	Hotels, Motels, Inns & Gaming	17,335,834	172,664	7,570

Total Common Equity/Interests			$252,041	$64,864

TOTAL EQUITY			$252,041	$64,864

TOTAL INVESTMENTS IN CONTROLLED PORTFOLIO COMPANIES			$342,115	$141,421

TOTAL INVESTMENTS—178.1% (9)			$3,424,479	$2,486,891

LIABILITIES IN EXCESS OF OTHER ASSETS—(78.1%)				(1,090,753)

NET ASSETS—100.0%				$1,396,138

(1)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2).
(2)	Includes floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the LIBOR (London Inter-bank Offered Rate), EURIBOR (Euro Inter-bank Offered Rate), GBP LIBOR (London Inter-bank Offered Rate for British Pounds), or the prime rate. At March 31, 2009, the range of interest rates on floating rate bank debt was 4.92% to 9.16%.
(3)	Position is held across five US Dollar-denominated tranches with varying yields.
(4)	Position is held across three Euro-denominated tranches with varying yields.
(5)	Denominated in Euro (€).
(6)	The Company is the sole Limited Partner in GS Prysmian Co-Invest L.P.
(7)	Denominated in Canadian dollars.
(8)	See Note 6.
(9)	Aggregate gross unrealized appreciation for federal income tax purposes is $72,338; aggregate gross unrealized depreciation for federal income tax purposes is $1,016,662. Net unrealized depreciation is $944,324 based on a tax cost of $3,431,215.
¿	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
*	Denominated in USD unless otherwise noted.
**	Non-income producing security
***	Non-accrual status (see note 2m)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)‡

March 31, 2009

(in thousands)

†	Denote securities where the Company owns multiple tranches of the same broad asset type but whose security characteristics differ. Such differences may include level of subordination, call protection and pricing, differing interest rate characteristics, among other factors. Such factors are usually considered in the determination of fair values.
‡	With the adoption of Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures, the Company has reclassified the Schedule of Investments dated March 31, 2009 to conform to the current period’s presentation.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2009
Education	7.9%
Healthcare	7.4%
Financial Services	6.3%
Diversified Service	6.0%
Insurance	5.7%
Oil & Gas	5.0%
Consumer Products	4.2%
Transportation	4.0%
Retail	3.9%
Industrial	3.6%
Leisure Equipment	3.5%
Hotels, Motels, Inns and Gaming	3.4%
Business Services	3.4%
Manufacturing	3.2%
Asset Management	3.1%
Packaging	2.9%
Environmental	2.7%
Telecommunications	2.5%
Consumer Finance	2.5%
Consumer Services	2.4%
Grocery	2.3%
Electronics	1.9%
Beverage, Food, & Tobacco	1.7%
Machinery	1.6%
Market Research	1.5%
Consulting Services	1.1%
Building Products	1.0%
Media	1.0%
Publishing	0.9%
Chemicals	0.9%
Broadcasting & Entertainment	0.8%
Distribution	0.6%
Direct Marketing	0.6%
Agriculture	0.5%
Rental Equipment	0.0%

Total Investments	100.0%

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

Certain amounts were reclassified on the balance sheet for the year ended March 31, 2009 to conform to the current period’s presentation. Dividends receivable totaling $40,993 was reclassified into Investments (at value) as of March 31, 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles,” which has become the source of authoritative U.S. GAAP recognized by the FASB to be applied to nongovernmental entities. This supersedes non-SEC accounting and reporting standards and is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This adoption by the Company has changed the Company’s references to U.S. GAAP accounting standards but did not impact the Company’s results of operations or financial position.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. For the fiscal quarter ended September 30, 2009, there has been no change to the Company’s valuation techniques and related inputs considered in the valuation process.

In September 2006, the Financial Accounting Standards Board issued guidance related to Fair Value Measurements. This guidance defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. We adopted this statement for our first fiscal quarter ended June 30, 2008.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

ASC 820 classifies the inputs used to measure these fair values into the following hierarchy:

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

On October 10, 2008, revised guidance which is now part of ASC 820—Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active was issued. This revised guidance provides examples of how to determine fair value in a market that is not active. It did not change the fair value measurement principles set forth in ASC 820. Furthermore, on April 9, 2009, the FASB issued additional revised guidance which provides information on estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. According to this guidance in the above circumstances, more analysis and significant adjustments to transaction or quoted prices may be necessary to estimate fair value. In addition, it requires disclosure of any changes in valuation techniques and related inputs resulting from the application. The total effect of the change in valuation techniques and related inputs must also be disclosed by major asset category. This revised guidance is effective for periods ending after June 15, 2009. The adoption did not have a material effect on the Company’s financial position or results of operations. See certain additional disclosures in Note 6.

(c)	Gains or losses on the sale of investments are calculated by using the specific identification method.

(d)	The Company records interest and dividend income, adjusted for amortization of premium and accretion of discount, on an accrual basis. Some of our loans and other investments, including certain preferred equity investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK represents contractual interest or dividends accrued and is added to the cost of the investment on the respective capitalization dates and generally becomes due at maturity. Loan origination fees, original issue discount, and market discounts are capitalized and we amortize such amounts into income. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and other investments as interest income when we receive such amounts. Structuring fees are recorded as other income when earned.

(e)	The Company intends to comply with the applicable provisions of the Internal Revenue Code of 1986, as amended, pertaining to regulated investment companies to make distributions of taxable income sufficient to relieve it of substantially all Federal income taxes. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. The Company will accrue excise tax on estimated excess taxable income as required.

(f)	Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified among the Company’s capital accounts, as appropriate. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from accounting principles generally accepted in the United States of America.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

(g)	Dividends and distributions to common stockholders are recorded as of the record date. The amount to be paid out as a dividend is determined by the Board of Directors each quarter. Net realized capital gains, if any, are distributed or deemed distributed at least annually.

(h)	In accordance with Regulation S-X and the AICPA Audit and Accounting Guide for Investment Companies, the Company does not consolidate its interest in any company other than in investment company subsidiaries and controlled operating companies substantially all of whose business consists of providing services to the Company. Consequently, the Company does not consolidate special purpose entities through which it holds investments subject to financing with third parties. At September 30, 2009, there were no such investment company subsidiaries and controlled operating companies substantially all of whose business consists of providing services to the Company. Also see note 6.

(i)	The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included with the net realized and unrealized gain or loss from investments. The Company’s investments in foreign securities may involve certain risks such as foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments and therefore the earnings of the Company.

(j)	The Company may enter into forward exchange contracts in order to hedge against foreign currency risk. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled.

(k)	The Company records origination expenses related to its multi-currency revolving credit facility as prepaid assets. These expenses are deferred and amortized using the straight-line method over the stated life of the facility.

(l)	The Company records registration expenses related to Shelf filings as prepaid assets. These expenses are charged as a reduction of capital upon utilization, in accordance with the AICPA Audit and Accounting Guide for Investment Companies.

(m)	Loans and other investments, including certain preferred equity investments are generally placed on non-accrual status when principal or interest/dividend payments are past due 30 days or more and/or when there is reasonable doubt that principal or interest will be collected. Accrued, uncapitalized interest or dividends is generally reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual designated investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and in management’s judgment, are likely to remain current. To the extent PIK interest or dividends are not expected to be realized, a reserve will be established as required by the AICPA Audit and Accounting Guide for Investment Companies.

(n)

In May 2009, the FASB issued new guidance which sets forth principles and requirements for subsequent events, specifically (1) the period during which management should evaluate events or transactions that may occur for potential recognition and disclosure, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and (3) the

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

disclosures that an entity should make about events and transactions occurring after the balance sheet date. This guidance is effective for interim reporting periods ending after June 15, 2009. The Company has adopted this guidance, which did not have a material impact on its financial statements. See note 14.

Note 3. Agreements

Apollo Investment has an Investment Advisory and Management Agreement with Apollo Investment Management L.P. (the “Investment Adviser” or “AIM”), under which the Investment Adviser, subject to the overall supervision of Apollo Investment’s Board of Directors, will manage the day-to-day operations of, and provide investment advisory services to, Apollo Investment. For providing these services, the Investment Adviser receives a fee from Apollo Investment, consisting of two components—a base management fee and an incentive fee. The base management fee is determined by taking the average value of Apollo Investment’s gross assets at the end of the two most recently completed calendar quarters calculated at an annual rate of 2.00%. The incentive fee has two parts, as follows: one part is calculated and payable quarterly in arrears based on Apollo Investment’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus Apollo Investment’s operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income does not include any realized capital gains computed net of all realized capital losses and unrealized capital depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of Apollo Investment’s net assets at the end of the immediately preceding calendar quarter, is compared to the rate of 1.75% per quarter (7% annualized). Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 2% base management fee. Apollo Investment pays the Investment Adviser an incentive fee with respect to Apollo Investment’s pre-incentive fee net investment income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which Apollo Investment’s pre-incentive fee net investment income does not exceed 1.75%, which we commonly refer to as the performance threshold; (2) 100% of Apollo Investment’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds 1.75% but does not exceed 2.1875% in any calendar quarter; and (3) 20% of the amount of Apollo Investment’s pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are appropriately pro rated for any period of less than three months. The effect of the fee calculation described above is that if pre-incentive fee net investment income is equal to or exceeds 2.1875%, the Investment Adviser will receive a fee of 20% of Apollo Investment’s pre-incentive fee net investment income for the quarter. The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Management Agreement, as-of the termination date) and will equal 20% of Apollo Investment’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser

For the three and six months ended September 30, 2009, the Company accrued $13,214 and $25,936, respectively, in base investment advisory and management fees and $12,848 and $25,180, respectively, in performance-based incentive fees. For the three and six months ended September 30, 2008, the Company accrued $16,354 and $32,376, respectively, in base investment advisory and management fees and $14,123 and $25,701, respectively, in performance-based incentive fees.

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

For the three and six months ended September 30, 2009, the Administrator was reimbursed $177 and $1,486, respectively, from Apollo Investment on the $1,198 and $2,507, respectively, of expenses accrued under the Administration Agreement. For the three and six months ended September 30, 2008, the Administrator was reimbursed $434 and $2,302 respectively, from Apollo Investment on the $855 and $2,723, respectively, of expenses accrued under the Administration Agreement.

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

Note 4. Net Asset Value Per Share

At September 30, 2009, the Company’s total net assets and net asset value per share were $1,684,180 and $10.29, respectively. This compares to total net assets and net asset value per share at March 31, 2009 of $1,396,138 and $9.82, respectively.

Note 5. Earnings (Loss) Per Share

The following information sets forth the computation of basic and diluted earnings (loss) per share for the three and six months ended September 30, 2009 and September 30, 2008, respectively:

	Three months ended September 30,		Six months ended September 30,
	2009	2008	2009	2008
Numerator for increase (decrease) in net assets per share:	$109,156	$(237,952)	$193,631	$(166,112)
Denominator for basic and diluted weighted average shares:	152,897,366	142,221,335	147,588,520	136,730,966
Basic and diluted earnings (loss) per share:	$0.71	$(1.67)	$1.31	$(1.21)

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

Pursuant to applicable investment company accounting, we do not consolidate AIC Holdco or its wholly owned subsidiaries and accordingly only the value of our investment in AIC Holdco is included on our balance sheet. The Senior Note, total return swap and Acquisition Loan are non-recourse to AIC Holdco, its subsidiaries and us and have standard events of default including failure to pay contractual amounts when due and failure by each of the underlying Apollo Investment special purpose entities to provide additional credit support, sell assets or prepay a portion of its obligations if the value of the FDC Reference Obligation, the TXU Reference Obligation or the Boots Reference Obligation, as applicable, declines below specified levels. We may unwind any of these transactions at any time without penalty. From time to time Apollo Investment may provide additional capital to AIC Holdco for purposes of funding margin calls under one or more of the transactions described above. During the fiscal year ended March 31, 2009, we provided $18,480 in additional capital to AIC Holdco. During the six months ended September 30, 2009, $7,812 of net capital was returned to us from AIC Holdco.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Investments consisted of the following as of September 30, 2009 and March 31, 2009.

	September 30, 2009		March 31, 2009‡
	Cost	Fair Value	Cost	Fair Value
Bank Debt/Senior Secured Loans	$833,239	$696,217	$829,473	$655,610
Subordinated Debt/Corporate Notes	1,895,026	1,491,857	1,964,197	1,417,070
Collateralized Loan Obligations	24,503	22,904	23,722	18,978
Preferred Equity	177,055	93,467	166,551	132,526
Common Equity/Interests	430,458	337,203	438,270	258,153
Warrants	2,273	4,621	2,266	4,554

Totals	$3,362,554	$2,646,269	$3,424,479	$2,486,891

At September 30, 2009, our investments and cash equivalents were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurement at Reporting Date Using:
Description	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate Debt	$2,188,074	$—	$—	$2,188,074
Equity	341,824	—	—	341,824
Preferred Equity	93,467	—	—	93,467
Collateralized Loan Obligations	22,904	—	—	22,904

Total Investments	$2,646,269	$—	$—	$2,646,269
Cash Equivalents	—	—	—	—

Total Investments and Cash Equivalents	$2,646,269	$—	$—	$2,646,269

At March 31, 2009, our investments and cash equivalents were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurement at Reporting Date Using:
Description	March 31, 2009‡	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate Debt	$2,072,680	$—	$—	$2,072,680
Equity	262,707	—	—	262,707
Preferred Equity	132,526	—	—	132,526
Collateralized Loan Obligations	18,978	—	—	18,978

Total Investments	$2,486,891	$—	$—	$2,486,891
Cash Equivalents	—	—	—	—

Total Investments and Cash Equivalents	$2,486,891	$—	$—	$2,486,891

‡	Pursuant to fair value measurement and disclosure guidance, the Company has reclassified the above investment categories as of March 31, 2009 to conform to the current period’s presentation.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

The following chart shows the components of change in our investments categorized as Level 3, for the six months ended September 30, 2009.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) *
	Corporate Debt	Equity	Preferred Equity	Collateralized Loan Obligations	Total
Beginning Balance, March 31, 2009 ‡	$2,072,680	$262,707	$132,526	$18,978	$2,486,891
Total realized gains or losses included in earnings	(101,596)	192	—	5	(101,399)
Total unrealized gains or losses included in earnings	180,719	86,921	(49,563)	3,144	221,221
Purchases, including capitalized PIK (1)	136,444	11,862	10,504	831	159,641
Sales	(100,173)	(19,858)	—	(54)	(120,085)
Transfer in and/or out of Level 3	—	—	—	—	—

Ending Balance, September 30, 2009	$2,188,074	$341,824	$93,467	$22,904	$2,646,269

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$87,346	$84,570	$(49,563)	$3,144	$125,497

(1)	Includes amortization of discount on debt securities of approximately $11,392, $0, $119, $191, and $11,702, respectively.
*	Pursuant to fair value measurement and disclosure guidance, the Company currently defines major asset categories as: corporate debt, equity, preferred equity, and collateralized loan obligations.
‡	With the adoption of fair value measurement and disclosure guidance, the Company has reclassified the beginning balance, March 31, 2009, to conform to the current period’s presentation.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

The following chart shows the components of change in our investments categorized as Level 3, for the six months ended September 30, 2008.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning Balance, March 31, 2008	$3,233,548
Total realized gains or losses included in earnings	(62,367)
Total unrealized gains or losses included in earnings	(252,913)
Purchases, including capitalized PIK (1)	385,734
Sales	(111,504)
Transfer in and/or out of Level 3	—

Ending Balance, September 30, 2008	$3,192,498

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$(316,004)

(1)	Includes amortization of discount on debt securities of approximately $17,169.

Note 7. Foreign Currency Transactions and Translations

At September 30, 2009, the Company had outstanding non-US borrowings on its $1,700,000 multicurrency revolving credit facility denominated in euros, pounds sterling, and Canadian dollars. Unrealized appreciation or depreciation on these outstanding borrowings is indicated in the table below:

Foreign Currency	Local Currency		Original Borrowing Cost	Current Value	Reset Date	Unrealized Appreciation (Depreciation)
British Pound		£2,000	$3,565	$3,199	10/13/2009	$366
Euro		€7,500	11,130	10,961	10/13/2009	169
British Pound		£37,500	59,395	59,976	10/28/2009	(581)
Euro		€100,000	130,936	146,170	10/28/2009	(15,234)
Canadian Dollar	C$	29,700	25,161	27,672	11/20/2009	(2,511)
Canadian Dollar	C$	22,500	19,189	20,963	12/08/2009	(1,774)
British Pound		£2,500	4,957	3,998	12/21/2009	959
Canadian Dollar	C$	15,000	13,036	13,976	12/29/2009	(940)
Euro		€11,500	15,058	16,810	12/29/2009	(1,752)
British Pound		£13,000	21,471	20,792	12/29/2009	679
Canadian Dollar	C$	3,000	2,317	2,795	12/30/2009	(478)

			$306,215	$327,312		$(21,097)

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

Note 8. Expense Offset Arrangement

The Company benefits from an expense offset arrangement with JPMorgan Chase Bank, N.A. (“custodian bank”) whereby the Company earns credits on any uninvested US dollar cash balances held by the custodian bank. These credits are applied by the custodian bank as a reduction of the monthly custody fees charged to the Company. The total amount of credits earned during the three and six months ended September 30, 2009 were $0 and $0, respectively. The total amount of credits earned during the three and six months ended September 30, 2008 were $46 and $132, respectively.

Note 9. Temporary Investments

Pending investment in longer-term portfolio holdings, Apollo Investment may make temporary investments in U.S. Treasury bills (of varying maturities), repurchase agreements and certain other high-quality, short-term debt securities. These temporary investments are generally deemed cash equivalents as defined by GAAP and are included in our Schedule of Investments. At the end of each fiscal quarter, Apollo Investment considers taking proactive steps with the objective of enhancing investment flexibility for the next quarter. For example, Apollo Investment may purchase U.S. Treasury bills from time-to-time on the last business day of the quarter and would typically close out its position on a net cash basis subsequent to quarter end. Apollo Investment may also utilize repurchase agreements or other balance sheet transactions, including drawing down on its revolving credit facility, as it deems appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. Temporary investments with maturities of greater than 60 days from the time of purchase are marked-to-market as per our valuation policy. There were no temporary investments outstanding (as defined herein) at September 30, 2009 or March 31, 2009.

Note 10. Repurchase Agreements

The Company may enter into repurchase agreements as part of its investment program. The Company’s custodian takes possession of collateral pledged by the counterparty. The collateral is marked-to-market daily to ensure that the value, plus accrued interest, is at least equal to the repurchase price. In the event of default of the obligor to repurchase, the Company has the right to liquidate the collateral and apply the proceeds in satisfaction of the obligation. Under certain circumstances, in the event of default or bankruptcy by the counterparty to the agreement, realization and/or retention of the collateral or proceeds may be subject to legal proceedings. There were no repurchase agreements outstanding at September 30, 2009 or March 31, 2009.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Note 11. Financial Highlights

The following is a schedule of financial highlights for the six months ended September 30, 2009 and the year ended March 31, 2009:

	Six months ended September 30, 2009 (unaudited)	Year ended March 31, 2009
Per Share Data:
Net asset value, beginning of period	$9.82	$15.83

Net investment income	0.68	1.48
Net realized and unrealized gain (loss)	0.63	(5.74)

Net increase (decrease) in net assets resulting from operations	1.31	(4.26)
Dividends to stockholders (1)	(0.56)	(1.86)
Effect of anti-dilution (dilution)	(0.28)	0.11
Offering costs	— *	— *

Net asset value at end of period	$10.29	$9.82

Per share market price at end of period	$9.55	$3.48

Total return (2)	195.2%	(73.90%)

Shares outstanding at end of period	163,705,894	142,221,335

Ratio/Supplemental Data:
Net assets at end of period (in millions)	$1,684.2	$1,396.1

Ratio of net investment income to average net assets	6.89%	10.71%

Ratio of operating expenses to average net assets **	3.88%	6.35%
Ratio of credit facility related expenses to average net assets	0.65%	2.54%

Ratio of total expenses to average net assets **	4.53%	8.89%

Average debt outstanding	$1,066,355	$1,193,809

Average debt per share	$7.23	$8.56

Portfolio turnover ratio	4.0%	11.2%

(1)	Dividends and distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under accounting principles generally accepted in the United States of America. Per share amounts reflect total dividends paid divided by average shares for the respective periods.
(2)	Total return is based on the change in market price per share during the respective periods. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan. Total return is not annualized.
*	Represents less than one cent per average share.
**	The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is 3.88% and 4.53%, respectively, for the six months ended September 30, 2009, inclusive of the expense offset arrangement (see Note 8). For the year ended March 31, 2009, the ratios were 6.33% and 8.87%, respectively.

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

The average debt outstanding on the credit facility was $1,066,355 and $1,162,341 for the six months ended September 30, 2009 and 2008, respectively. The weighted average annual interest cost for the six months ended September 30, 2009 was 1.51%, exclusive of 0.26% for commitment fees and for other prepaid expenses related to establishing the credit facility. The weighted average annual interest cost for the six months ended September 30, 2008 was 4.64%, exclusive of 0.22% for commitment fees and for other prepaid expenses related to establishing the Facility. This weighted average annual interest cost reflects the average interest cost for all borrowings, including EURIBOR, CAD LIBOR, GBP LIBOR and USD LIBOR. The remaining capacity under the facility was $797,688 at September 30, 2009. At September 30, 2009, the Company was in compliance with all financial and operational covenants required by the Facility.

Note 13. Commitments and Contingencies

The Company has the ability to issue standby letters of credit through its revolving credit facility. At September 30, 2009 and September 30, 2008, the Company had issued standby letters of credit through JPMorgan Chase Bank, N.A. totaling $3,508 and $3,768, respectively.

Note 14. Subsequent Events

The Company has no material events to report subsequent to the measurement date of these financial statements through the date that such were issued on November 5, 2009.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Apollo Investment Corporation

We have reviewed the accompanying statements of assets and liabilities of Apollo Investment Corporation (the “Company”), including the schedule of investments, as of September 30, 2009 and the related statements of operations for the three and six month periods ended September 30, 2009 and September 30, 2008, and the statement of cash flows for the six month periods ended September 30, 2009 and September 30, 2008, and the statement of changes in net assets for the six month period ended September 30, 2009. These interim financial statements are the responsibility of the Company’s management.

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

November 5, 2009

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

OVERVIEW

Apollo Investment was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a BDC under the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended. Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. Apollo Investment commenced operations on April 8, 2004 upon completion of its initial public offering that raised $870 million in net proceeds selling 62 million shares of its common stock at a price of $15.00 per share. Since then, and through September 30, 2009, we have raised approximately $1.6 billion in net proceeds from additional offerings of common stock.

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

Revenue

We generate revenue primarily in the form of interest and dividend income from the debt and preferred securities we hold and capital gains, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of mezzanine or senior secured loans, generally have a stated term of five to ten years and bear interest at a fixed rate or a floating rate usually determined on the basis of a benchmark: LIBOR, EURIBOR, GBP LIBOR, or the prime rate. Interest on debt securities is generally payable quarterly or semiannually and while U.S. subordinated debt and corporate notes typically accrue interest at fixed rates, some of our investments may include zero coupon and/or step-up bonds that accrue income on a constant yield to call or maturity basis. In addition, some of our investments provide for PIK. Such amounts of accrued PIK interest or dividends is added to the cost of the investment on the respective capitalization dates and generally becomes due at maturity. We may also generate revenue in the form of dividends paid to us on equity investments as well as revenue in the form of commitment, origination, structuring fees, fees for providing managerial assistance and, if applicable, consulting fees, etc.

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

Portfolio and Investment Activity

During the three months ended September 30, 2009, we invested $38.8 million across 6 existing portfolio companies. This compares to investing $225.8 million in 5 new and 6 existing portfolio companies for the three months ended September 30, 2008. Investments sold or prepaid during the three months ended September 30, 2009 totaled $30.2 million versus $21.3 million for the three months ended September 30, 2008.

At September 30, 2009, our portfolio consisted of 71 portfolio companies and was invested 26% in senior secured loans, 57% in subordinated debt, 4% in preferred equity and 13% in common equity and warrants measured at fair value versus 78 portfolio companies invested 23% in senior secured loans, 57% in subordinated debt, 4% in preferred equity and 16% in common equity and warrants at September 30, 2008.

The weighted average yields on our senior secured loan portfolio, subordinated debt portfolio and total debt portfolio at our current cost basis were 7.9%, 13.2% and 11.5%, respectively, at September 30, 2009. At September 30, 2008, the yields were 10.2%, 13.4%, and 12.5%, respectively.

Since the initial public offering of Apollo Investment Corporation in April 2004 and through September 30, 2009, invested capital totals $5.7 billion in 124 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 85 different financial sponsors.

At September 30, 2009, 66% or $1.5 billion of our income-bearing investment portfolio is fixed rate debt and 34% or $0.8 billion is floating rate debt, measured at fair value. At September 30, 2008, 66% or $1.8 billion of our income-bearing investment portfolio was fixed rate debt and 34% or $0.9 billion was floating rate debt.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. For the fiscal quarter ended September 30, 2009, there has been no change to the Company’s valuation techniques and related inputs considered in the valuation process.

In September 2006, the Financial Accounting Standards Board issued guidance related to Fair Value Measurements. This guidance defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. We adopted this statement for our first fiscal quarter ended June 30, 2008.

ASC 820 classifies the inputs used to measure these fair values into the following hierarchy:

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

On October 10, 2008, revised guidance which is now part of ASC 820—Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active was issued. This revised guidance provides examples of how to determine fair value in a market that is not active. It did not change the fair value measurement principles set forth in ASC 820. Furthermore, on April 9, 2009, the FASB issued additional revised guidance which provides information on estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. According to this guidance in the above circumstances, more analysis and significant adjustments to transaction or quoted prices may be necessary to estimate fair value. In addition, it requires disclosure of any changes in valuation techniques and related inputs resulting from the application. The total effect of the change in valuation techniques and related inputs must also be disclosed by major asset category. This revised guidance is effective for periods ending after June 15, 2009. The adoption did not have a material effect on the Company’s financial position or results of operations. See certain additional disclosures in Note 6.

Revenue Recognition

The Company records interest and dividend income, adjusted for amortization of premium and accretion of discount, on an accrual basis. Some of our loans and other investments, including certain preferred equity investments may have contractual PIK interest or dividends. PIK represents contractual interest or dividends accrued and is added to the cost of the investment on the respective capitalization dates and generally becomes due at maturity. Loan origination fees, original issue discount, and market discounts are capitalized and we amortize such amounts into income. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and other investments as interest income when we receive such amounts. Structuring fees are recorded as other income when earned.

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

RESULTS OF OPERATIONS

Results comparisons are for the three and six months ended September 30, 2009 and September 30, 2008.

Investment Income

For the three and six months ended September 30, 2009, gross investment income totaled $84.4 million and $167.0 million, respectively. For the three and six months ended September 30, 2008, gross investment income totaled $103.5 million and $194.5 million, respectively. The decrease in gross investment income for the three and six months ended September 30, 2009, was primarily due to two factors: the reduction of the size of the income producing portfolio for the three and six month periods as well as the reduction in the yield of the overall income producing portfolio with LIBOR decreasing over 300 basis points. Origination, closing and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans.

Expenses

Net operating expenses totaled $33.0 million and $66.2 million, respectively, for the three and six months ended September 30, 2009, of which $26.1 million and $51.1 million, respectively, were base management fees and performance-based incentive fees and $4.4 million and $9.5 million, respectively, were interest and other credit facility expenses. Of these net operating expenses, general and administrative expenses totaled $2.5 million and $5.7 million, respectively, for the three and six months ended September 30, 2009. Net operating expenses totaled $47.1 million and $91.7 million, respectively, for the three and six months ended September 30, 2008, of which $30.5 million and $58.1 million, respectively, were base management fees and performance-based incentive fees and $14.4 million and $28.3 million, respectively, were interest and other credit facility expenses. Of these net operating expenses, general and administrative expenses totaled $2.2 million and $5.3 million, respectively, for the three and six months ended September 30, 2008. Net expenses consist of base investment advisory and management fees, insurance expenses, administrative services fees, legal fees, directors’ fees, audit and tax services expenses, and other general and administrative expenses. The decrease in net expenses for the three and six month periods ended September 30, 2009 versus the three and six month periods ended September 30, 2008 was primarily related to the decrease in the weighted average interest expense on our revolving credit facility. This decrease in weighted average interest expense is due primarily to LIBOR decreasing over 300 basis points.

Net Investment Income

The Company’s net investment income totaled $51.4 million and $100.7 million, or $0.34, and $0.68 on a per average share basis, respectively, for the three and six months ended September 30, 2009. For the three and six months ended September 30, 2008, net investment income totaled $56.5 million and $102.8 million or $0.40 per share and $0.75 per share, respectively.

Net Realized Losses

The Company had investment sales and prepayments totaling $30.2 million and $100.6 million, respectively, for the three and six months ended September 30, 2009. For the three and six months ended September 30, 2008, investment sales and prepayments totaled $21.3 million and $110.4 million, respectively. Net realized losses for the three and six months ended September 30, 2009 were $3.1 million and $101.3 million, respectively. For the three and six months ended September 30, 2008, net realized losses totaled $30.0 million and $59.8 million, respectively.

Net Unrealized Appreciation (Depreciation) on Investments, Cash Equivalents and Foreign Currencies

For the three and six months ended September 30, 2009, the Company’s investments, cash equivalents, foreign currencies and other assets and liabilities had net appreciation of $60.9 million and $194.2 million, respectively. For the three and six months ended September 30, 2008, the Company’s investments, cash equivalents, foreign currencies and other assets and liabilities had net depreciation of $264.5 million and $209.1 million, respectively. This net unrealized appreciation was primarily due to improving capital market conditions and net changes in specific portfolio company fundamentals. At September 30, 2009, the Company’s net unrealized depreciation totaled $737.3 million versus net unrealized depreciation of $406.2 million at September 30, 2008.

Net Increase in Net Assets From Operations

For the three and six months ended September 30, 2009, the Company had a net increase in net assets resulting from operations of $109.2 million and $193.6 million, respectively. For the three and six months ended September 30, 2008, the Company had a net decrease in net assets resulting from operations of $238.0 million and $166.1 million, respectively. The earnings per share were $0.71 and $1.31 for the three and six months ended September 30, 2009, respectively. For the three and six months ended September 30, 2008, the loss per share was $1.67 and $1.21, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through periodic follow-on equity offerings, through its senior secured, multi-currency $1.7 billion, five-year, revolving credit facility maturing in April 2011, through investments in special purpose entities in which we hold and finance particular investments on a non-recourse basis, as well as from cash flows from operations, investment sales of liquid assets and prepayments of senior and subordinated loans and income earned from investments and cash equivalents. At September 30, 2009, the Company had $902 million in borrowings outstanding and $798 million of unused capacity. In the future, the Company may raise additional equity or debt capital off its shelf registration, among other considerations. The primary use of funds will be investments in portfolio companies, cash distributions to our stockholders, reductions in debt outstanding and other general corporate purposes. On August 18, 2009, the Company closed on its most recent follow-on public equity offering of 20.7 million shares of common stock at $8.75 per share raising approximately $173.0 million in net proceeds.

	Payments due by Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Revolving Credit Facility (1)	$902	$—	$902	$—	$—

(1)	At September 30, 2009, $798 million remained unused under our senior secured revolving credit facility. Pricing of our credit facility is 100 basis points over LIBOR.

Information about our senior securities is shown in the following table as of each year ended March 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (dollars in thousands) (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Revolving Credit Facility
Fiscal 2010 (through September 30, 2009)	$902,312	$2,867	$—	N/A
Fiscal 2009	1,057,601	2,320	—	N/A
Fiscal 2008	1,639,122	2,158	—	N/A
Fiscal 2007	492,312	4,757	—	N/A
Fiscal 2006	323,852	4,798	—	N/A
Fiscal 2005	0	0	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.

(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, as senior securities are not registered for public trading.

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

Off-Balance Sheet Arrangements (dollars in thousands)

The Company has the ability to issue standby letters of credit through its revolving credit facility. As of September 30, 2009 and September 30, 2008, the Company had issued through JPMorgan Chase Bank, N.A. standby letters of credit totaling $3,508 and $3,768, respectively.

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

Pursuant to applicable investment company accounting, we do not consolidate AIC Holdco or its wholly owned subsidiaries and accordingly only the value of our investment in AIC Holdco is included on our balance sheet. The Senior Note, total return swap and Acquisition Loan are non-recourse to AIC Holdco, its subsidiaries and us and have standard events of default including failure to pay contractual amounts when due and failure by each of the underlying Apollo special purpose entities to provide additional credit support, sell assets or prepay a portion of its obligations if the value of the FDC Reference Obligation, the TXU Reference Obligation or the Boots Reference Obligation, as applicable, declines below specified levels. We may unwind any of these transactions at any time without penalty. From time to time Apollo Investment may provide additional capital to AIC Holdco for purposes of funding margin calls under one or more of the transactions described above. During the fiscal year ended March 31, 2009, we provided $18,480 in additional capital to AIC Holdco. During the six months ended September 30, 2009, $7,812 of net capital was returned to us from AIC Holdco.

Dividends

Dividends to stockholders for the three and six months ended September 30, 2009 totaled $45.8 million or $0.28 per share, and $82.8 million or $0.54 per share, respectively. For the three and six months ended September 30, 2008 dividends totaled $74.0 million or $0.52 per share, and $147.9 million or $1.04 per share, respectively. Tax characteristics of all dividends will be reported to shareholders on Form 1099 after the end of the calendar year. Our quarterly dividends, if any, will be determined by our Board of Directors.

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

With respect to the dividends to stockholders, income from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies is treated as taxable income and accordingly, distributed to stockholders.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. During the three and six months ended September 30, 2009, many of the loans in our portfolio had floating interest rates. These loans are usually based on floating LIBOR and typically have durations of one to six months after which they reset to current market interest rates. As the percentage of our U.S. mezzanine and other subordinated loans increase as a percentage of our total investments, we expect that more of the loans in our portfolio will have fixed rates. At September 30, 2009, our floating-rate assets and floating-rate liabilities were closely matched. As such, a change in interest rates would not have a material effect on our net investment income. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the three and six months ended September 30, 2009, we did not engage in interest rate hedging activities.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2009 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the second quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We, Apollo Investment Management, L.P. and Apollo Investment Administration, LLC are not currently subject to any material pending legal proceedings.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in our latest registration statement filed on Form N-2 on August 5, 2009 as well as in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On August 5, 2009, the company held its 2009 Annual Meeting of Stockholders in New York, N.Y. Stockholders voted on four matters. The substance of these matters and the results of voting on them are described below.

1. Election of three Class II directors of the Company, who will each serve for a term of three years, or until his successor is duly elected and qualified. Votes were cast as follows:

Nominee	For	Against
Ashok Bakhru	126,857,967	4,620,364
John J. Hannan	125,012,250	6,466,081
James C. Zelter	125,448,370	6,029,961

2. Ratification of the selection of PricewaterhouseCoopers LLP to serve as the Company’s independent registered public accounting firm for the year ending March 31, 2010. Votes were cast as follows:

For	Against	Abstain	Broker Non-Votes
129,135,842	1,453,708	888,781	0

3. Authorization of the Company, with the approval of its board of directors, to sell shares of its common stock (during the next 12 months) at a price below its then current net asset value per share subject to certain limitations (including that the cumulative number of shares sold pursuant to such authority does not exceed 25% of its then outstanding common stock immediately prior to such sale). Votes were cast as follows:

For	Against	Abstain	Broker Non-Votes
73,610,090	16,911,432	770,941	40,185,868

4. Authorization of the Company to sell or otherwise issue pursuant to such authority from time to time long-term warrants or securities to subscribe for or convertible into shares of its common stock subject to certain limitations (including that the number of shares issuable does not exceed 25% of the Company’s outstanding common stock at the time of issuance of such warrants or other securities and that the exercise or conversion price thereof is not, at the date of issuance of such warrants or other securities, less than the greater of the market value per share and the net asset value per share of its common stock). In addition, unlike number three above, the authority gained does not expire after one year. Votes were cast as follows:

For	Against	Abstain	Broker Non-Votes
82,803,338	7,181,632	1,307,493	40,185,868

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1	Articles of Amendment and Restatement, as amended (1)

3.2	Amended and Restated Bylaws (5)

4.1	Form of Stock Certificate (3)

10.1	Investment Advisory Management Agreement between Registrant and Apollo Investment Management, L.P. (2)

10.1(b)	Supplement to the Investment Advisory Management Agreement between Registrant and Apollo Investment Management, L.P. (5)

10.2	Administration Agreement between Registrant and Apollo Investment Administration, LLC (2)

10.3	Dividend Reinvestment Plan (3)

10.4	Custodian Agreement (3)

10.5	License Agreement between the Registrant and Apollo Management, L.P. (2)

10.6	Form of Transfer Agency and Service Agreement (2)

10.7	Amended and Restated Senior Secured Revolving Credit Agreement (4)

22.1	Proxy Statement (6)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Filed herewith.
(1)	Incorporated by reference from the Registrant’s post-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on August 14, 2006.
(2)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 3 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 1, 2004.
(3)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on March 12, 2004.
(4)	Incorporated by reference from the Registrant’s Form 8-K filed on April 4, 2006.
(5)	Incorporated by reference from the Registrant’s Form 10-K filed on June 12, 2006.
(6)	Incorporated by reference from the Registrant’s 14A filed on June 19, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 5, 2009.

APOLLO INVESTMENT CORPORATION

By:	/s/ JAMES C. ZELTER
James C. Zelter
Chief Executive Officer

By:	/s/ RICHARD L. PETEKA
Richard L. Peteka
Chief Financial Officer and Treasurer