Form 10-Q
period 2009-12-31
APOLLO INVESTMENT CORP
filed 2010-02-08
CIK 1278752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended December 31, 2009

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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of February 5, 2010 was 176,213,918.

APOLLO INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2009

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Apollo Investment”, “Company”, “AIC”, “Fund”, “we”, “us” and “our” refer to Apollo Investment Corporation unless the context otherwise states.

Item 1.	Financial Statements

APOLLO INVESTMENT CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share amounts)

	December 31, 2009 (unaudited)	March 31, 2009
Assets
Non-controlled/non-affiliated investments, at value (cost—$3,018,015 and $3,082,364, respectively)	$2,681,370	$2,345,470
Controlled investments, at value (cost—$342,655 and $342,115, respectively)	140,805	141,421
Cash equivalents, at value (cost—$499,934 and $0, respectively)	499,934	—
Cash	5,928	5,914
Foreign currency (cost—$2,277 and $694, respectively)	2,264	693
Interest receivable	38,730	42,461
Dividends receivable (see note 2)	2,109	7,302
Receivable for investments sold	34,782	—
Miscellaneous income receivable	—	51
Receivable from investment adviser	—	393
Prepaid expenses and other assets	25,014	4,934

Total assets	$3,430,936	$2,548,639

Liabilities
Credit facility payable (see note 7 & 12)	$947,665	$1,057,601
Payable for investments purchased	575,904	27,555
Dividends payable	49,201	36,978
Management and performance-based incentive fees payable (see note 3)	26,442	25,314
Interest payable	541	711
Accrued administrative expenses	1,550	1,547
Other liabilities and accrued expenses	2,935	2,795

Total liabilities	$1,604,238	$1,152,501

Net Assets
Common stock, par value $.001 per share, 400,000 and 400,000 common shares authorized, respectively, and 175,719 and 142,221 issued and outstanding, respectively	$176	$142
Paid-in capital in excess of par (see note 2f)	2,641,594	2,352,205
Undistributed net investment income (see note 2f)	115,035	96,174
Accumulated net realized loss (see note 2f)	(374,183)	(120,811)
Net unrealized depreciation	(555,924)	(931,572)

Total Net Assets	$1,826,698	$1,396,138

Total liabilities and net assets	$3,430,936	$2,548,639

Net Asset Value Per Share	$10.40	$9.82

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share amounts)

	Three months ended		Nine months ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
INVESTMENT INCOME:
From non-controlled/non-affiliated investments:
Interest	$73,954	$91,955	$221,126	$267,155
Dividends	2,870	1,615	9,690	8,726
Other income	5,864	1,353	7,615	4,826
From controlled investments:
Dividends	2,929	2,602	14,150	11,324
Other income	—	—	—	—

Total Investment Income	85,617	97,525	252,581	292,031

EXPENSES:
Management fees (see note 3)	$13,903	$14,681	$39,839	$47,057
Performance-based incentive fees (see note 3)	12,539	13,197	37,719	38,898
Interest and other credit facility expenses	4,976	13,659	14,453	41,980
Administrative services expense	1,260	794	3,767	3,517
Other general and administrative expenses	1,538	1,648	4,682	4,361

Total expenses	34,216	43,979	100,460	135,813
Expense offset arrangement (see note 8)	—	(95)	—	(227)

Net expenses	34,216	43,884	100,460	135,586

Net investment income before excise taxes	51,401	53,641	152,121	156,445
Excise tax expense	(1,243)	(854)	(1,243)	(854)

Net investment income	$50,158	$52,787	$150,878	$155,591

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS AND FOREIGN CURRENCIES:
Net realized gain (loss):
Investments and cash equivalents	$(147,822)	$(40,912)	$(249,221)	$(103,313)
Foreign currencies	(4,218)	37,336	(4,151)	39,943

Net realized loss	(152,040)	(3,576)	(253,372)	(63,370)

Net change in unrealized gain (loss):
Investments and cash equivalents	177,792	(525,904)	399,013	(778,607)
Foreign currencies	3,613	1,150	(23,365)	44,731

Net change in unrealized gain (loss)	181,405	(524,754)	375,648	(733,876)

Net realized and unrealized gain (loss) from investments, cash equivalents and foreign currencies	29,365	(528,330)	122,276	(797,246)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$79,523	$(475,543)	$273,154	$(641,655)

EARNINGS (LOSS) PER SHARE (see note 5)	$0.48	$(3.34)	$1.78	$(4.63)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except shares)

	Nine months ended December 31, 2009 (unaudited)	Year ended March 31, 2009
Increase (Decrease) in net assets from operations:
Net investment income	$150,878	$206,331
Net realized loss	(253,372)	(83,740)
Net change in unrealized gain (loss)	375,648	(734,470)

Net increase (decrease) in net assets resulting from operations	273,154	(611,879)

Dividends and distributions to stockholders:	(132,017)	(258,843)

Capital share transactions:
Net proceeds from shares sold	280,823	369,589
Less offering costs	(738)	(637)
Reinvestment of dividends	9,338	—

Net increase in net assets from capital share transactions	289,423	368,952

Total increase (decrease) in net assets:	430,560	(501,770)
Net assets at beginning of period	1,396,138	1,897,908

Net assets at end of period	$1,826,698	$1,396,138

Capital share activity:
Shares sold	32,200,000	22,327,500
Shares issued from reinvestment of dividends	1,297,204	—

Net increase in capital share activity	33,497,204	22,327,500

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine months ended December 31,
	2009	2008
Cash Flows from Operating Activities:
Net Increase (Decrease) in Net Assets Resulting from Operations	$273,154	$(641,655)
Adjustments to reconcile net increase (decrease):
Purchase of investments (including capitalized PIK)	(405,556)	(440,408)
Proceeds from disposition of investments and cash equivalents	220,064	255,155
Increase (decrease) from foreign currency transactions	(4,095)	39,812
Decrease (increase) in interest and dividends receivable	8,924	(13,995)
Decrease in prepaid expenses and other assets	3,099	2,424
Increase in management and performance-based incentive fees payable	1,128	909
Decrease in interest payable	(170)	(1,748)
Increase in accrued expenses and other liabilities	143	79
Increase (decrease) in payable for investments and cash equivalents purchased	548,349	(115,939)
Increase in receivable for investments sold	(34,782)	—
Net change in unrealized depreciation (appreciation) on investments, cash equivalents, foreign currencies and other assets and liabilities	(375,648)	733,876
Net realized loss on investments and cash equivalents	253,372	63,370

Net Cash Provided (Used) by Operating Activities	$487,982	$(118,120)

Cash Flows from Financing Activities:
Net proceeds from the issuance of common stock	$280,823	$369,589
Offering costs from the issuance of common stock	(738)	(479)
Dividends paid in cash	(110,455)	(231,234)
Borrowings under credit facility	742,090	1,628,289
Payments under credit facility	(898,171)	(2,059,822)

Net Cash Provided (Used) by Financing Activities	$13,549	$(293,657)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$501,531	$(411,777)
Effect of exchange rates on cash balances	(12)	2
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$6,607	$414,983

CASH AND CASH EQUIVALENTS, END OF PERIOD	$508,126	$3,208

Non-cash financing activities consist of the reinvestment of dividends totaling $9,338 and $0, respectively (in thousands).

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited)

December 31, 2009

(in thousands)

Investments in Non-controlled/Non Affiliated Portfolio Companies—146.8%	Industry	Par Amount*	Cost	Fair Value (1)
CORPORATE DEBT—131.8%
BANK DEBT/SENIOR SECURED LOANS (2)—44.1%
1st Lien Bank Debt/Senior Secured Loans—1.2%
Fox Acquisition Sub LLC, 7/14/15	Broadcasting & Entertainment	$3,977	$3,543	$3,599
ATI Acquisition Company, 12/30/14	Education	19,250	18,480	18,817

Total 1st Lien Bank Debt/Senior Secured Loans			$22,023	$22,416

2nd Lien Bank Debt/Senior Secured Loans—42.9%
AB Acquisitions UK Topco 2 Limited (Alliance Boots), 7/9/16 †	Retail	£11,400	$19,935	$15,777
AB Acquisitions UK Topco 2 Limited (Alliance Boots), 7/9/16 †	Retail	€3,961	5,484	4,870
Asurion Corporation, 7/3/15	Insurance	$148,300	146,972	144,593
BNY ConvergEx Group, LLC, 4/2/14	Business Services	54,000	53,601	54,000
C.H.I. Overhead Doors, Inc., 13.00%, 10/22/11	Building Products	15,000	15,013	13,500
Clean Earth, Inc., 13.00%, 8/1/14	Environmental	25,000	25,000	22,750
Datatel, Inc., 12/9/16	Education	20,000	19,921	20,200
Dresser, Inc., 5/4/15	Industrial	63,000	62,712	58,983
Educate, Inc., 6/14/14	Education	10,000	10,000	9,250
Garden Fresh Restaurant Corp., 12/22/11	Retail	26,000	25,894	25,610
Generics International, Inc., 4/30/15	Healthcare	20,000	19,927	19,675
Gray Wireline Service, Inc., 12.25%, 2/28/13	Oil & Gas	77,500	77,049	43,167
Infor Enterprise Solutions Holdings, Inc., Tranche B-1, 3/2/14 †	Business Services	5,000	5,000	3,550
Infor Enterprise Solutions Holdings, Inc., 3/2/14 †	Business Services	15,000	14,878	10,788
Infor Global Solutions European Finance S.á.R.L., 3/2/14	Business Services	€6,210	8,263	6,029
IPC Systems, Inc., 6/1/15	Telecommunications	$44,250	41,055	32,303
Kronos, Inc., 6/11/15	Electronics	60,000	60,000	55,860
Penton Media, Inc., 2/1/14	Media	14,000	11,028	2,310
Quality Home Brands Holdings LLC, 6/20/13 ***	Consumer Products	40,564	40,075	11,236
Ranpak Corp., 12/27/14 (3) †	Packaging	43,550	37,341	41,259
Ranpak Corp., 12/27/14 (4) †	Packaging	€21,970	26,907	29,863
RSA Holdings Corp. of Delaware (American Safety Razor), 1/30/14	Consumer Products	$1,000	764	715
Sheridan Holdings, Inc., 6/15/15	Healthcare	67,847	66,914	62,148
Sorenson Communications, Inc., 2/18/14	Consumer Services	63,603	63,458	61,504
TransFirst Holdings, Inc., 6/15/15	Financial Services	36,001	35,024	33,013

Total 2nd Lien Bank Debt/Senior Secured Loans			$892,215	$782,953

TOTAL BANK DEBT/SENIOR SECURED LOANS			$914,238	$805,369

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

December 31, 2009

(in thousands)

	Industry	Par Amount*	Cost	Fair Value (1)
Subordinated Debt/Corporate Notes—87.7%
AB Acquisitions UK Topco 2 Limited (Alliance Boots), GBP L+650, 7/9/17	Retail	£40,554	$78,646	$56,779
Advantage Sales & Marketing, Inc., 12.00%, 3/29/14	Grocery	$32,373	31,984	32,697
Allied Security Holdings LLC, 13.75%, 8/21/15	Business Services	20,000	19,651	20,500
Altegrity Inc., 11.75%, 5/1/16 ¿ †	Diversified Service	14,639	9,555	13,380
Altegrity Inc., 10.50%, 11/1/15 ¿ †	Diversified Service	9,500	8,143	8,806
AMH Holdings II, Inc. (Associated Materials), 20.00%, 12/01/14	Building Products	8,515	1,411	3,872
Angelica Corporation, 15.00%, 2/4/14	Healthcare	60,000	60,000	63,600
Arbonne Intermediate Holdco Inc. (Natural Products Group LLC), 13.50%, 6/19/14 ***	Direct Marketing	87,857	76,803	2,196
ATI Acquisition Company, L+1100, 12/30/15	Education	38,500	37,730	38,019
BNY ConvergEx Group, LLC, 14.00%, 10/2/14	Business Services	42,521	35,492	43,371
Booz Allen Hamilton Inc., 13.00%, 7/31/16	Consulting Services	23,435	23,100	23,845
Brenntag Holding GmbH & Co. KG, E+700, 01/18/16	Chemicals	€20,024	24,842	28,155
Catalina Marketing Corporation, 11.625%, 10/1/17 ¿ †	Grocery	$42,175	39,622	44,600
Catalina Marketing Corporation, 10.50%, 10/1/15 ¿ †	Grocery	5,000	5,085	5,281
Ceridian Corp., 13.00%, 11/15/15 †	Diversified Service	53,250	53,250	52,185
Ceridian Corp., 11.25%, 11/15/15 †	Diversified Service	36,000	35,219	36,180
Cidron Healthcare C S.á.R.L. (Convatec) E+950, 8/1/17	Healthcare	€7,933	12,408	10,699
Collect America, Ltd., 16.00%, 8/5/12 ¿	Consumer Finance	$40,843	40,451	40,843
Delta Educational Systems, Inc., 14.20%, 5/12/13	Education	19,459	19,037	19,653
DSI Renal Inc., 16.00%, 4/7/14	Healthcare	12,775	12,775	12,775
Dura-Line Merger Sub, Inc., 14.00%, 9/22/14	Telecommunications	42,074	41,480	42,074
European Directories (DH5) B.V., 15.735%, 7/1/16 †	Publishing	€3,452	4,475	2,786
European Directories (DH7) B.V., E+950, 7/1/15 †	Publishing	17,454	21,846	18,118
First Data Corporation, 11.25%, 3/31/16 †	Financial Services	$40,000	33,645	36,160
First Data Corporation, 9.875%, 9/24/15 †	Financial Services	45,500	39,963	42,315
FleetPride Corporation, 11.50%, 10/1/14 ¿ †	Transportation	47,500	47,500	45,125
Fox Acquisition Sub LLC, 13.375%, 7/15/16 ¿	Broadcasting & Entertainment	25,000	24,799	21,070
FPC Holdings, Inc. (FleetPride Corporation), 0% / 14.00%, 6/30/15 ¿ †	Transportation	37,846	38,559	34,439
General Nutrition Centers, Inc., L+450, 3/15/14 †	Retail	12,275	12,126	11,477
General Nutrition Centers, Inc., 10.75%, 3/15/15 †	Retail	24,500	24,922	25,358
Goodman Global Inc., 13.50%, 2/15/16	Manufacturing	25,000	25,000	27,625
Hub International Holdings, 10.25%, 6/15/15 ¿	Insurance	25,000	24,228	22,750
Infor Lux Bond Company (Infor Global), L+800, 9/2/14	Business Services	10,209	10,209	4,866
KAR Holdings, Inc., 10.00%, 5/1/15	Transportation	794	683	854

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

December 31, 2009

(in thousands)

	Industry	Par Amount*	Cost	Fair Value (1)
Subordinated Debt/Corporate Notes—(continued)
Laureate Education, Inc., 11.75%, 8/15/17 ¿	Education	$53,540	$49,827	$55,682
LVI Services, Inc., 15.25%, 11/16/12	Environmental	49,000	49,000	30,000
MW Industries, Inc., 14.50%, 5/1/14	Manufacturing	60,678	59,831	59,585
NCO Group Inc., 11.875%, 11/15/14	Consumer Finance	22,630	18,846	21,339
Nielsen Finance LLC, 0% / 12.50%, 8/1/16	Market Research	61,000	52,511	55,510
OTC Investors Corporation (Oriental Trading Company), 13.50%, 1/31/15 ***	Direct Marketing	29,763	29,763	10,417
Pacific Crane Maintenance Company, L.P., 15.00%, 2/15/14 ***	Machinery	38,237	36,825	8,030
PBM Holdings, Inc., 13.50%, 9/29/13	Beverage, Food & Tobacco	17,723	17,723	17,745
Playpower Holdings Inc., 15.50%, 12/31/12 ¿	Leisure Equipment	97,184	97,184	81,149
QHB Holdings LLC (Quality Home Brands), 14.50%, 12/20/13 ***	Consumer Products	56,680	52,154	2,267
Ranpak Holdings, Inc., 15.00%, 12/27/15	Packaging	65,068	65,068	61,424
RSA Holdings Corp. of Delaware (American Safety Razor), 13.50%, 1/30/15	Consumer Products	55,479	55,479	36,339
The Servicemaster Company, 10.75%, 7/15/15 ¿	Diversified Service	52,173	47,653	54,781
TL Acquisitions, Inc. (Thomson Learning), 0% / 13.25%, 7/15/15 ¿ †	Education	72,500	72,245	71,050
TL Acquisitions, Inc. (Thomson Learning), 10.50%, 1/15/15 ¿ †	Education	22,000	20,617	21,258
TP Financing 2, Ltd. (Travelex), GBP L+725, 4/1/15	Financial Services	£15,079	28,535	20,211
US Foodservice, 10.25%, 6/30/15 ¿	Beverage, Food & Tobacco	$81,543	61,472	82,766
Varietal Distribution, 10.75%, 6/30/17	Distribution	22,204	21,652	20,492

Total Subordinated Debt/Corporate Notes			$1,811,024	$1,602,498

TOTAL CORPORATE DEBT			$2,725,262	$2,407,867

COLLATERALIZED LOAN OBLIGATIONS—1.3%
Babson CLO Ltd., Series 2008-2A Class E, L+975, 7/15/18 ¿	Asset Management	$11,539	$10,578	$10,464
Babson CLO Ltd., Series 2008-1A Class E, L+550, 7/20/18 ¿	Asset Management	10,652	7,844	7,182
Westbrook CLO Ltd., Series 2006-1A, L+370, 12/20/20 ¿	Asset Management	11,000	6,638	6,843

TOTAL COLLATERALIZED LOAN OBLIGATIONS			$25,060	$24,489

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

December 31, 2009

(in thousands, except shares)

	Industry	Shares	Cost	Fair Value (1)
PREFERRED EQUITY—2.0%
AHC Mezzanine LLC (Advanstar) **	Media	1	$1,063	$298
CA Holding, Inc. (Collect America, Ltd.) Series A	Consumer Finance	7,961	788	1,592
DSI Holding Company, Inc. (DSI Renal Inc.), 19.00%, 10/7/14 ***	Healthcare	32,500	52,962	8,511
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 13.50%, 5/12/14	Education	12,360	18,592	19,443
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 12.50% (Convertible)	Education	332,500	5,204	5,204
Varietal Distribution Holdings, LLC, 8.00%	Distribution	3,097	3,777	1,336

TOTAL PREFERRED EQUITY			$82,386	$36,384

EQUITY—11.7%
Common Equity/Interests—11.3%
AB Capital Holdings LLC (Allied Security) **	Business Services	2,000,000	$2,000	$3,095
A-D Conduit Holdings, LLC (Duraline) **	Telecommunications	2,778	2,778	6,370
CA Holding, Inc. (Collect America, Ltd.) Series A **	Consumer Finance	25,000	2,500	2,935
CA Holding, Inc. (Collect America, Ltd.) Series AA **	Consumer Finance	4,294	429	859
Clothesline Holdings, Inc. (Angelica) **	Healthcare	6,000	6,000	8,838
Explorer Coinvest LLC (Booz Allen)	Consulting Services	430	4,300	7,370
FSC Holdings Inc. (Hanley Wood LLC) **	Media	10,000	10,000	164
Garden Fresh Restaurant Holding, LLC **	Retail	50,000	5,000	10,995
Gray Energy Services, LLC Class H (Gray Wireline) **	Oil & Gas	1,081	2,000	—
Gryphon Colleges Corporation (Delta Educational Systems, Inc.) **	Education	17,500	175	2,691
GS Prysmian Co-Invest L.P. (Prysmian Cables & Systems) (5,6)	Industrial	1	—	40,991
LVI Acquisition Corp. (LVI Services, Inc.) **	Environmental	6,250	2,500	—
MEG Energy Corp. (7)	Oil & Gas	2,176,722	55,006	67,522
New Omaha Holdings Co-Invest LP (First Data) **	Financial Services	13,000,000	65,000	39,000
PCMC Holdings, LLC (Pacific Crane) **	Machinery	40,000	4,000	—
Prism Business Media Holdings, LLC (Penton Media, Inc.) **	Media	68	14,947	516
Pro Mach Co-Investment, LLC **	Machinery	150,000	1,500	3,356
RC Coinvestment, LLC (Ranpak Corp.) **	Packaging	50,000	5,000	4,549
Sorenson Communications Holdings, LLC Class A **	Consumer Services	454,828	45	6,578
Varietal Distribution Holdings, LLC Class A **	Distribution	28,028	28	—

Total Common Equity/Interests			$183,208	$205,829

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

December 31, 2009

(in thousands, except shares and warrants)

	Industry	Warrants	Cost	Fair Value (1)
Warrants—0.4%
CA Holding, Inc. (Collect America, Ltd.), Common	Consumer Finance	7,961	$8	—
DSI Holding Company, Inc. (DSI Renal Inc.), Common **	Healthcare	5,011,327	—	—
Fidji Luxco (BC) S.C.A., Common (FCI) (5) **	Electronics	48,769	491	$2,941
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Common **	Education	9,820	98	1,510
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class A-1 Preferred **	Education	45,947	459	719
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class B-1 Preferred **	Education	104,314	1,043	1,631

Total Warrants			$2,099	$6,801

TOTAL EQUITY			$185,307	$212,630

Total Investments in Non-Controlled/ Non-Affiliated Portfolio Companies			$3,018,015	$2,681,370

Investments in Controlled Portfolio Companies—7.7%		Shares
PREFERRED EQUITY—2.8%
Grand Prix Holdings, LLC Series A, 12.00% (Innkeepers USA)	Hotels, Motels, Inns & Gaming	2,989,431	$98,426	$50,958

EQUITY
Common Equity/Interests—4.9%
AIC Credit Opportunity Fund LLC (8)	Asset Management		$71,565	$81,354
Grand Prix Holdings, LLC (Innkeepers USA) **	Hotels, Motels, Inns & Gaming	17,335,834	172,664	8,493

Total Common Equity/Interests			$244,229	$89,847

TOTAL EQUITY			$244,229	$89,847

Total Investments in Controlled Portfolio Companies			$342,655	$140,805

Total Investments—154.5% (9)			$3,360,670	$2,822,175

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

December 31, 2009

(in thousands)

CASH EQUIVALENTS—27.4%	Industry	Par Amount*	Cost	Fair Value (1)
U.S. Treasury Bill, .055%, 4/1/10	Government	$500,000	$499,934	$499,934

Total Investments and Cash Equivalents—181.9%			$3,860,604	$3,322,109
Liabilities in Excess of Other Assets—(81.9%)				(1,495,411)

Net Assets—100.0%				$1,826,698

(1)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2).
(2)	Includes floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the LIBOR (London Inter-bank Offered Rate), EURIBOR (Euro Inter-bank Offered Rate), GBP LIBOR (London Inter-bank Offered Rate for British Pounds), or the prime rate. At December 31, 2009, the range of interest rates on floating rate bank debt was 4.68% to 10.50%.
(3)	Position is held across five US Dollar-denominated tranches with varying yields.
(4)	Position is held across three Euro-denominated tranches with varying yields.
(5)	Denominated in Euro (€).
(6)	The Company is the sole Limited Partner in GS Prysmian Co-Invest L.P.
(7)	Denominated in Canadian dollars.
(8)	See Note 6.
(9)	Aggregate gross unrealized appreciation for federal income tax purposes is $184,535; aggregate gross unrealized depreciation for federal income tax purposes is $728,137. Net unrealized depreciation is $543,602 based on a tax cost of $3,865,711.
¿	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
*	Denominated in USD unless otherwise noted.
**	Non-income producing security
***	Non-accrual status (see note 2m)
†	Denote securities where the Company owns multiple tranches of the same broad asset type but whose security characteristics differ. Such differences may include level of subordination, call protection and pricing, differing interest rate characteristics, among other factors. Such factors are usually considered in the determination of fair values.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2009
Education	10.1%
Healthcare	6.6%
Financial Services	6.0%
Insurance	5.9%
Diversified Service	5.9%
Retail	5.3%
Business Services	5.2%
Packaging	4.9%
Oil & Gas	3.9%
Asset Management	3.8%
Beverage, Food & Tobacco	3.6%
Industrial	3.5%
Manufacturing	3.1%
Grocery	2.9%
Leisure Equipment	2.9%
Telecommunications	2.9%
Transportation	2.8%
Consumer Services	2.4%
Consumer Finance	2.4%
Hotels, Motels, Inns & Gaming	2.1%
Electronics	2.1%
Market Research	2.0%
Environmental	1.9%
Consumer Products	1.8%
Consulting Services	1.1%
Chemicals	1.0%
Broadcasting & Entertainment	0.9%
Distribution	0.8%
Publishing	0.7%
Building Products	0.6%
Direct Marketing	0.4%
Machinery	0.4%
Media	0.1%

Total Investments	100.0%

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

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)‡

March 31, 2009

(in thousands)

	Industry	Par Amount*	Cost	Fair Value (1)
Subordinated Debt/Corporate Notes—101.5%
AB Acquisitions UK Topco 2 Limited (Alliance Boots), GBP L+650, 7/9/17	Retail	£39,526	$76,758	$39,942
Advanstar, Inc., L+700, 11/30/15	Media	$24,385	24,385	1,341
Advantage Sales & Marketing, Inc., 12.00%, 3/29/14	Grocery	31,884	31,445	29,536
Allied Security Holdings LLC, 13.75%, 8/21/15	Business Services	20,000	19,621	17,500
AMH Holdings II, Inc. (Associated Materials), 13.625%, 12/1/14 ¿	Building Products	52,155	51,422	14,655
Angelica Corporation, 15.00%, 2/4/14	Healthcare	60,000	60,000	60,000
Arbonne Intermediate Holdco Inc. (Natural Products Group LLC), 13.50%, 6/19/14 ***	Direct Marketing	76,962	76,803	4,233
BNY ConvergEx Group, LLC, 14.00%, 10/2/14	Business Services	15,611	15,611	13,879
Booz Allen Hamilton Inc., 13.00%, 7/31/16	Consulting Services	23,435	23,073	20,857
Brenntag Holding GmbH & Co. KG, E+700, 12/23/15	Chemicals	€19,725	24,412	21,396
Catalina Marketing Corporation, 11.625%, 10/1/17 ¿	Grocery	$31,959	30,327	27,165
Ceridian Corp., 12.25%, 11/15/15 †	Diversified Service	50,000	50,000	42,750
Ceridian Corp., 11.25%, 11/15/15 †	Diversified Service	36,000	35,140	31,788
Cidron Healthcare C S.á.R.L. (Convatec) E+950, 8/1/17	Healthcare	€7,668	12,028	8,603
Collect America, Ltd., 16.00%, 8/5/12 ¿	Consumer Finance	$38,136	37,658	36,647
Delta Educational Systems, Inc., 14.20%, 5/12/13	Education	19,271	18,777	19,126
DSI Renal Inc., 16.00%, 4/7/14	Healthcare	11,357	11,357	9,647
Dura-Line Merger Sub, Inc., 14.00%, 9/22/14	Telecommunications	41,218	40,561	39,033
Eurofresh, Inc., 0% / 14.50%, 1/15/14 ¿ *** †	Agriculture	26,504	24,303	199
Eurofresh, Inc., 11.50%, 1/15/13 ¿ *** †	Agriculture	50,000	50,000	11,250
European Directories (DH5) B.V., 15.735%, 7/1/16 †	Publishing	€2,961	3,777	3,356
European Directories (DH7) B.V., E+950, 7/1/15 †	Publishing	16,643	20,695	19,114
First Data Corporation, 11.25%, 3/31/16 ¿†	Financial Services	$40,000	33,203	32,080
First Data Corporation, 9.875%, 9/24/15 †	Financial Services	45,500	39,489	35,945
FleetPride Corporation, 11.50%, 10/1/14 ¿†	Transportation	47,500	47,500	40,375
Fox Acquisition Sub LLC, 13.375%, 7/15/16 ¿	Broadcasting & Entertainment	25,000	24,785	20,825
FPC Holdings, Inc. (FleetPride Corporation), 0% / 14.00%, 6/30/15 ¿†	Transportation	37,846	36,826	30,276
General Nutrition Centers, Inc., L+450, 3/15/14	Retail	15,275	15,070	9,375
Goodman Global Inc., 13.50%, 2/15/16	Manufacturing	25,000	25,000	24,025

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)‡

March 31, 2009

(in thousands)

	Industry	Par Amount*	Cost	Fair Value (1)
Subordinated Debt/Corporate Notes—(continued)
Hub International Holdings, 10.25%, 6/15/15 ¿	Insurance	$25,000	$24,160	$19,666
Infor Lux Bond Company (Infor Global), L+800, 9/2/14	Business Services	9,582	9,582	719
KAR Holdings, Inc., 10.00%, 5/1/15	Transportation	48,225	44,404	27,488
Latham Manufacturing Corp., 20.00%, 12/30/12 ***	Leisure Equipment	37,920	34,190	15,168
Laureate Education, Inc., 11.75%, 8/15/17 ¿	Education	53,540	49,621	46,794
LVI Services, Inc., 14.75%, 11/16/12	Environmental	47,523	47,523	44,790
MW Industries, Inc., 13.00%, 5/1/14	Manufacturing	60,000	59,067	56,220
NCO Group Inc., 11.875%, 11/15/14	Consumer Finance	22,630	18,487	19,427
Neff Corp., 10.00%, 6/1/15	Rental Equipment	5,000	5,000	725
Nielsen Finance LLC, 0% / 12.50%, 8/1/16	Market Research	61,000	47,500	37,430
OTC Investors Corporation (Oriental Trading Company), 13.50%, 1/31/15	Direct Marketing	27,861	27,862	9,752
Pacific Crane Maintenance Company, L.P., 13.00%, 2/15/14	Machinery	34,170	34,170	22,210
PBM Holdings, Inc., 13.50%, 9/29/13	Beverage, Food & Tobacco	17,723	17,723	16,128
Playpower Holdings Inc., 15.50%, 12/31/12 ¿	Leisure Equipment	83,707	83,707	70,732
Pro Mach Merger Sub, Inc., 12.50%, 6/15/12	Machinery	14,616	14,464	13,626
QHB Holdings LLC (Quality Home Brands), 14.50%, 12/20/13	Consumer Products	50,938	50,273	36,293
Ranpak Holdings, Inc., 15.00%, 12/27/15	Packaging	58,217	58,217	50,300
RSA Holdings Corp. of Delaware (American Safety Razor), 13.50%, 1/30/15	Consumer Products	50,129	50,130	38,976
The Servicemaster Company, 10.75%, 7/15/15 ¿	Diversified Service	67,173	60,832	54,343
TL Acquisitions, Inc. (Thomson Learning), 0% / 13.25%, 7/15/15¿†	Education	72,500	69,587	57,347
TL Acquisitions, Inc. (Thomson Learning), 10.50%, 1/15/15 ¿†	Education	47,500	46,777	40,185
TP Financing 2, Ltd. (Travelex), GBP L+725, 4/1/15	Financial Services	£13,505	26,128	12,499
US Foodservice, 10.25%, 6/30/15 ¿	Beverage, Food & Tobacco	$30,000	23,812	25,710
US Investigations Services, Inc., 11.75%, 5/1/16 ¿ †	Diversified Service	14,639	9,085	11,901
US Investigations Services, Inc., 10.50%, 11/1/15 ¿ †	Diversified Service	9,500	7,991	8,075
Varietal Distribution, 10.75%, 6/30/17	Distribution	21,875	21,288	15,269
WDAC Intermediate Corp., E+600, 11/29/15	Publishing	€46,320	62,591	379

Total Subordinated Debt/Corporate Notes			$1,964,197	$1,417,070

TOTAL CORPORATE DEBT			$2,793,670	$2,072,680

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

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)‡

March 31, 2009

(in thousands, except shares and warrants)

	Industry	Shares	Cost	Fair Value (1)
Common Equity/Interests—(continued)
Garden Fresh Restaurant Holding, LLC **	Retail	50,000	$5,000	$8,463
Gray Energy Services, LLC Class H (Gray Wireline) **	Oil & Gas	1,081	2,000	3,590
Gryphon Colleges Corporation (Delta Educational Systems, Inc.) **	Education	17,500	175	—
GS Prysmian Co-Invest L.P. (Prysmian Cables & Systems) (5,6)	Industrial	1	—	43,264
Latham International, Inc. (fka Latham Acquisition Corp.) **	Leisure Equipment	33,091	3,309	—
LVI Acquisition Corp. (LVI Services, Inc.) **	Environmental	6,250	2,500	—
MEG Energy Corp. (7) **	Oil & Gas	1,718,388	44,718	43,706
New Omaha Holdings Co-Invest LP (First Data) **	Financial Services	13,000,000	65,000	47,893
PCMC Holdings, LLC (Pacific Crane) **	Machinery	40,000	4,000	847
Prism Business Media Holdings, LLC (Penton Media, Inc.) **	Media	68	14,947	3,443
Pro Mach Co-Investment, LLC **	Machinery	150,000	1,500	3,158
RC Coinvestment, LLC (Ranpak Corp.) **	Packaging	50,000	5,000	5,535
Sorenson Communications Holdings, LLC Class A	Consumer Services	454,828	45	5,943
Varietal Distribution Holdings, LLC Class A **	Distribution	28,028	28	—

Total Common Equity/Interests			$186,229	$193,289

		Warrants
Warrants—0.3%
DSI Holding Company, Inc. (DSI Renal Inc.), Common **	Healthcare	5,011,327	—	—
Fidji Luxco (BC) S.C.A., Common (FCI) (5) **	Electronics	48,769	$491	$2,591
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Common **	Education	9,820	98	—
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class A-1 Preferred **	Education	45,947	460	655
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class B-1 Preferred **	Education	104,314	1,043	1,308
Latham International, Inc., Common	Leisure Equipment	347,698	174	—

Total Warrants			$2,266	$4,554

TOTAL EQUITY			$188,495	$197,843

TOTAL INVESTMENTS IN NON-CONTROLLED /NON-AFFILIATED PORTFOLIO COMPANIES			$3,082,364	$2,345,470

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

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles,” which has become the source of authoritative U.S. GAAP recognized by the FASB to be applied to nongovernmental entities. This supersedes non-SEC accounting and reporting standards and was effective for financial statements issued for interim and annual periods ending after September 15, 2009. This adoption by the Company changed the Company’s references to U.S. GAAP accounting standards but did not impact the Company’s results of operations or financial position.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered in the valuation process of independent valuation firms. For the fiscal quarter ended December 31, 2009, there has been no change to the Company’s valuation techniques and related inputs considered in the valuation process.

In September 2006, the Financial Accounting Standards Board issued guidance related to Fair Value Measurements. This guidance defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This guidance was effective for

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. We adopted this guidance for our first fiscal quarter ended June 30, 2008.

Accounting Standards Codification (“ASC”) 820 classifies the inputs used to measure these fair values into the following hierarchy:

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

On October 10, 2008, revised guidance was issued which provides examples of how to determine fair value in a market that is not active. It did not change the fair value measurement principles set forth in ASC 820. Furthermore, on April 9, 2009, the FASB issued additional revised guidance which provides information on estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. According to this guidance in the above circumstances, more analysis and significant adjustments to transaction or quoted prices may be necessary to estimate fair value. In addition, it requires disclosure of any changes in valuation techniques and related inputs resulting from the application. The total effect of the change in valuation techniques and related inputs must also be disclosed by major asset category. This revised guidance was effective for periods ending after June 15, 2009. The adoption did not have a material effect on the Company’s financial position or results of operations. Accounting Standards Update No. 2010-06, Improving Disclosure about Fair Value Measurements was released in January 2010 and is effective for periods beginning after December 15, 2009. This update improves financial statement disclosure around transfers in and out of level 1 and 2 fair value measurements, around valuation techniques and inputs and around other related disclosures. Transfers between levels, if any, are recognized at the end of the reporting period. See certain additional disclosures in Note 6.

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

(f)	Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified among the Company’s capital accounts, as appropriate. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from accounting principles generally accepted in the United States of America.

(g)	Dividends and distributions to common stockholders are recorded as of the record date. The amount to be paid out as a dividend is determined by the Board of Directors each quarter. Net realized capital gains, if any, are distributed or deemed distributed at least annually.

(h)	In accordance with Regulation S-X and the AICPA Audit and Accounting Guide for Investment Companies and ASC 810—Consolidation, the Company does not consolidate its interest in any company other than in investment company subsidiaries and controlled operating companies substantially all of whose business consists of providing services to the Company. Consequently, the Company does not consolidate special purpose entities through which it holds investments subject to financing with third parties. At December 31, 2009, there were no such investment company subsidiaries and controlled operating companies substantially all of whose business consists of providing services to the Company. Also see note 6.

(i)	The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included with the net realized and unrealized gain or loss from investments. The Company’s investments in foreign securities may involve certain risks such as foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments and therefore the earnings of the Company.

(j)	The Company may enter into forward exchange contracts in order to hedge against foreign currency risk. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled.

(k)	The Company records origination expenses related to its multi-currency revolving credit facility as prepaid assets. These expenses are deferred and amortized using the straight-line method over the stated life of the facility.

(l)	The Company records expenses related to shelf filings and other applicable offering costs as prepaid assets. These expenses are charged as a reduction of capital upon utilization, in accordance with the AICPA Audit and Accounting Guide for Investment Companies.

(m)

Loans and other investments, including certain preferred equity investments are generally placed on non-accrual status when principal or interest/dividend payments are past due 30 days or more and/or when there is reasonable doubt that principal or interest will be collected. Accrued, uncapitalized interest or dividends is generally reversed when an investment is placed on non-accrual status. Interest

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

or dividend payments received on non-accrual designated investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and/or in management’s judgment, are likely to remain current. To the extent PIK interest or dividends are not expected to be realized, a reserve will be established as required by the AICPA Audit and Accounting Guide for Investment Companies.

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

Note 3. Agreements

Apollo Investment has an Investment Advisory and Management Agreement with Apollo Investment Management L.P. (the “Investment Adviser” or “AIM”), under which the Investment Adviser, subject to the overall supervision of Apollo Investment’s Board of Directors, will manage the day-to-day operations of, and provide investment advisory services to, Apollo Investment. For providing these services, the Investment Adviser receives a fee from Apollo Investment, consisting of two components—a base management fee and an incentive fee. The base management fee is determined by taking the average value of Apollo Investment’s gross assets at the end of the two most recently completed calendar quarters calculated at an annual rate of 2.00%. The incentive fee has two parts, as follows: one part is calculated and payable quarterly in arrears based on Apollo Investment’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies accrued during the calendar quarter, minus Apollo Investment’s operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income does not include any realized capital gains computed net of all realized capital losses and unrealized capital depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of Apollo Investment’s net assets at the end of the immediately preceding calendar quarter, is compared to the rate of 1.75% per quarter (7% annualized). Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 2% base management fee. Apollo Investment pays the Investment Adviser an incentive fee with respect to Apollo Investment’s pre-incentive fee net investment income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which Apollo Investment’s pre-incentive fee net investment income does not exceed 1.75%, which we commonly refer to as the performance threshold; (2) 100% of Apollo Investment’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds 1.75% but does not exceed 2.1875% in any calendar quarter; and (3) 20% of the amount of Apollo Investment’s pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are appropriately pro rated for any period of less than three months. The effect of the fee calculation described above is that if pre-incentive fee net investment income is equal to or exceeds 2.1875%, the

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Investment Adviser will receive a fee of 20% of Apollo Investment’s pre-incentive fee net investment income for the quarter. The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Management Agreement, as of the termination date) and will equal 20% of Apollo Investment’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser.

For the three and nine months ended December 31, 2009, the Company accrued $13,903 and $39,839, respectively, in base investment advisory and management fees and $12,539 and $37,719, respectively, in performance-based incentive fees. For the three and nine months ended December 31, 2008, the Company accrued $14,681 and $47,057, respectively, in base investment advisory and management fees and $13,197 and $38,898, respectively, in performance-based incentive fees.

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

For the three and nine months ended December 31, 2009, the Administrator was reimbursed $0 and $2,217, respectively, from Apollo Investment on the $1,260 and $3,767, respectively, of expenses accrued under the Administration Agreement. As of December 31, 2008, for the three and nine months ended December 31, 2008, the Administrator was reimbursed $479 and $3,202 respectively, from Apollo Investment on the $794 and $3,517, respectively, of expenses accrued under the Administration Agreement.

On December 21, 2009, Apollo Investment amended its Amended and Restated Senior Secured Revolving Credit Agreement dated March 31, 2006 (the “Facility”), among Apollo Investment, the lenders party thereto and JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent for the lenders. The amendment extended the maturity date of certain lenders’ commitments totaling $1,178,750 until April 12, 2013, with the pricing reset to 300 basis points over LIBOR. Non-extended lenders whose commitments will expire on April 13, 2011 totaled $380,000. Pricing with respect to the non-extended commitments remains at 100 basis points over LIBOR. The Facility also permits Apollo Investment to seek additional commitments from new and existing lenders in the future, up to an aggregate amount not to exceed $2,000,000. The Facility is used to supplement Apollo’s equity capital to make additional portfolio investments and for general corporate purposes. From time to time, certain of the lenders provide customary commercial and investment banking services to affiliates of Apollo Investment. JPMorgan also serves as custodian and fund accounting agent for Apollo Investment.

Note 4. Net Asset Value Per Share

At December 31, 2009, the Company’s total net assets and net asset value per share were $1,826,698 and $10.40, respectively. This compares to total net assets and net asset value per share at March 31, 2009 of $1,396,138 and $9.82, respectively.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Note 5. Earnings (Loss) Per Share

The following information sets forth the computation of basic and diluted earnings (loss) per share for the three and nine months ended December 31, 2009 and December 31, 2008, respectively:

	Three months ended December 31,		Nine months ended December 31,
	2009	2008	2009	2008
Numerator for increase (decrease) in net assets per share:	$79,523	$(475,543)	$273,154	$(641,655)
Denominator for basic and diluted weighted average shares:	166,343,539	142,221,335	153,862,926	138,567,744
Basic and diluted earnings (loss) per share:	$0.48	$(3.34)	$1.78	$(4.63)

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

Pursuant to applicable investment company accounting, we do not consolidate AIC Holdco or its wholly owned subsidiaries and accordingly only the value of our investment in AIC Holdco is included on our balance sheet. The Senior Note, total return swap and Acquisition Loan are non-recourse to AIC Holdco, its subsidiaries and us and have standard events of default including failure to pay contractual amounts when due and failure by each of the underlying Apollo Investment special purpose entities to provide additional credit support, sell assets or prepay a portion of its obligations if the value of the FDC Reference Obligation, the TXU Reference Obligation or the Boots Reference Obligation, as applicable, declines below specified levels. We may unwind any of these transactions at any time without penalty. From time to time Apollo Investment may provide additional capital to AIC Holdco for purposes of funding margin calls under one or more of the transactions described above among other reasons. During the fiscal year ended March 31, 2009, we provided $18,480 in additional capital to AIC Holdco. During the nine months ended December 31, 2009, $7,812 of net capital was returned to us from AIC Holdco.

Investments consisted of the following as of December 31, 2009 and March 31, 2009.

	December 31, 2009		March 31, 2009‡
	Cost	Fair Value	Cost	Fair Value
Bank Debt/Senior Secured Loans	$914,238	$805,369	$829,473	$655,610
Subordinated Debt/Corporate Notes	1,811,024	1,602,498	1,964,197	1,417,070
Collateralized Loan Obligations	25,060	24,489	23,722	18,978
Preferred Equity	180,812	87,342	166,551	132,526
Common Equity/Interests	427,437	295,676	438,270	258,153
Warrants	2,099	6,801	2,266	4,554
Cash Equivalents	499,934	499,934	—	—

Totals	$3,860,604	$3,322,109	$3,424,479	$2,486,891

‡	Pursuant to fair value measurement and disclosure guidance, the Company has reclassified the above investment categories as of March 31, 2009 to conform to the current period’s presentation.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

At December 31, 2009, our investments and cash equivalents were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurement at Reporting Date Using:
Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Bank Debt/Senior Secured Loans	$805,369	$—	$—	$805,369
Subordinated Debt/Corporate Notes	1,602,498	—	—	1,602,498
Collateralized Loan Obligations	24,489	—	—	24,489
Preferred Equity	87,342	—	—	87,342
Common Equity/Interests	295,676	—	—	295,676
Warrants	6,801	—	—	6,801

Total Investments	$2,822,175	$—	$—	$2,822,175
Cash Equivalents	499,934	499,934	—	—

Total Investments and Cash Equivalents	$3,322,109	$499,934	$—	$2,822,175

At March 31, 2009, our investments and cash equivalents were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurement at Reporting Date Using:
Description	March 31, 2009‡	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate Debt	$2,072,680	$—	$—	$2,072,680
Equity	262,707	—	—	262,707
Preferred Equity	132,526	—	—	132,526
Collateralized Loan Obligations	18,978	—	—	18,978

Total Investments	$2,486,891	$—	$—	$2,486,891
Cash Equivalents	—	—	—	—

Total Investments and Cash Equivalents	$2,486,891	$—	$—	$2,486,891

‡	Pursuant to fair value measurement and disclosure guidance, the Company has reclassified the above investment categories as of March 31, 2009 to conform to the current period’s presentation.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

The following chart shows the components of change in our investments categorized as Level 3, for the nine months ended December 31, 2009.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)*
	Bank Debt / Senior Secured Loans	Subordinated Debt/Corporate Notes	Collateralized Loan Obligations	Preferred Equity	Common Equity/Interests	Warrants	Total
Beginning Balance, March 31, 2009 ‡	$655,610	$1,417,070	$18,978	$132,526	$258,153	$4,554	$2,486,891
Total realized gains or losses included in earnings	(15,189)	(255,347)	5	(1,941)	23,225	26	(249,221)
Total unrealized gains or losses included in earnings	64,992	338,523	4,173	(59,445)	48,357	2,413	399,013
Purchases, including capitalized PIK (1)	122,811	241,742	1,387	17,202	22,406	8	405,556
Sales	(22,855)	(139,490)	(54)	(1,000)	(56,465)	(200)	(220,064)
Transfer in and/or out of Level 3 (2)	—	—	—	—	—	—	—

Ending Balance, December 31, 2009	$805,369	$1,602,498	$24,489	$87,342	$295,676	$6,801	$2,822,175

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations.	$51,234	$103,795	$4,173	$(59,445)	$32,697	$2,239	$134,693

(1)	Includes amortization of discount on debt securities of approximately $1,253, $15,613, $292, $166, $0, $0 and $17,324, respectively.
(2)	There were also no transfers into or out of Level 1 or Level 2 fair value measurements during the period shown.
*	Pursuant to fair value measurement and disclosure guidance, the Company currently categories investments by class as shown above.
‡	With the adoption of fair value measurement and disclosure guidance, the Company has reclassified the beginning balance, March 31, 2009, to conform to the current period’s presentation.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

The following chart shows the components of change in our investments categorized as Level 3, for the nine months ended December 31, 2008.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning Balance, March 31, 2008	$3,233,548
Total realized gains or losses included in earnings	(103,280)
Total unrealized gains or losses included in earnings	(778,900)
Purchases, including capitalized PIK (1)	440,408
Sales	(255,155)
Transfer in and/or out of Level 3	—

Ending Balance, December 31, 2008	$2,536,621

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations.	$(837,177)

(1)	Includes amortization of discount on debt securities of approximately $24,752.

Note 7. Foreign Currency Transactions and Translations

At December 31, 2009, the Company had outstanding non-US borrowings on its multicurrency revolving credit facility denominated in euros, pounds sterling, and Canadian dollars. Unrealized appreciation or depreciation on these outstanding borrowings is indicated in the table below:

Foreign Currency	Local Currency		Original Borrowing Cost	Current Value	Reset Date	Unrealized Appreciation (Depreciation)
British Pound		£2,000	$3,565	$3,230	01/13/2010	$335
Euro		€7,500	11,131	10,760	01/14/2010	371
Euro		€13,000	18,591	18,652	01/14/2010	(61)
British Pound		£2,500	4,957	4,037	01/21/2010	920
Euro		€111	159	160	01/21/2010	(1)
Canadian Dollar	C$	11,000	10,398	10,493	01/21/2010	(95)
Canadian Dollar	C$	113	107	108	01/21/2010	(1)
British Pound		£153	246	247	01/21/2010	(1)
British Pound		£37,500	59,395	60,557	01/28/2010	(1,162)
Euro		€11,500	15,058	16,500	01/29/2010	(1,442)
Euro		€75,500	98,857	108,324	01/29/2010	(9,467)
Canadian Dollar	C$	29,700	25,161	28,330	02/22/2010	(3,169)
Canadian Dollar	C$	22,500	19,189	21,462	03/08/2010	(2,273)
Canadian Dollar	C$	15,000	13,035	14,308	03/29/2010	(1,273)
British Pound		£13,000	21,471	20,993	03/29/2010	478
Canadian Dollar	C$	3,000	2,318	2,862	03/30/2010	(544)

			$303,638	$321,023		$(17,385)

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

At March 31, 2009, the Company had outstanding non-US borrowings on its multicurrency revolving credit facility denominated in euros, pounds sterling, and Canadian dollars. Unrealized appreciation or depreciation on these outstanding borrowings is indicated in the table below:

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

Note 8. Expense Offset Arrangement

The Company benefits from an expense offset arrangement with JPMorgan Chase Bank, N.A. (“custodian bank”) whereby the Company earns credits on any uninvested US dollar cash balances held by the custodian bank. These credits are applied by the custodian bank as a reduction of the monthly custody fees charged to the Company. The total amount of credits earned during the three and nine months ended December 31, 2009 were $0 and $0, respectively. The total amount of credits earned during the three and nine months ended December 31, 2008 were $95 and $227, respectively.

Note 9. Temporary Investments

Pending investment in longer-term portfolio holdings, Apollo Investment may make temporary investments in U.S. Treasury bills (of varying maturities), repurchase agreements and certain other high-quality, short-term debt securities. These temporary investments are generally deemed cash equivalents as defined by GAAP and are included in our Schedule of Investments. At the end of each fiscal quarter, Apollo Investment considers taking proactive steps with the objective of enhancing investment flexibility for the next quarter. For example, Apollo Investment may purchase U.S. Treasury bills from time-to-time on the last business day of the quarter and would typically close out its position on a net cash basis subsequent to quarter end. Apollo Investment may also utilize repurchase agreements or other balance sheet transactions, including drawing down on its revolving credit facility, as it deems appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. Temporary investments with maturities of greater than 60 days from the time of purchase are marked-to-market as per our valuation policy. There were $499,934 and $0 of temporary investments (as defined herein), at value, outstanding at December 31, 2009 and March 31, 2009, respectively.

Note 10. Repurchase Agreements

The Company may enter into repurchase agreements as part of its investment program. The Company’s custodian takes possession of collateral pledged by the counterparty. The collateral is marked-to-market daily to ensure that the value, plus accrued interest, is at least equal to the repurchase price. In the event of default of the obligor to repurchase, the Company has the right to liquidate the collateral and apply the proceeds in satisfaction

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

of the obligation. Under certain circumstances, in the event of default or bankruptcy by the counterparty to the agreement, realization and/or retention of the collateral or proceeds may be subject to legal proceedings. There were no repurchase agreements outstanding at December 31, 2009 or March 31, 2009.

Note 11. Financial Highlights

The following is a schedule of financial highlights for the nine months ended December 31, 2009 and the year ended March 31, 2009:

	Nine months ended December 31, 2009 (unaudited)	Year ended March 31, 2009
Per Share Data:
Net asset value, beginning of period	$9.82	$15.83

Net investment income	0.99	1.48
Net realized and unrealized gain (loss)	0.79	(5.74)

Net increase (decrease) in net assets resulting from operations	1.78	(4.26)
Dividends to stockholders (1)	(0.86)	(1.86)
Effect of anti-dilution (dilution)	(0.34)	0.11
Offering costs *	—	—

Net asset value at end of period	$10.40	$9.82

Per share market price at end of period	$9.54	$3.48

Total return (2)	202.8%	(73.90)%

Shares outstanding at end of period	175,718,539	142,221,335

Ratio/Supplemental Data:
Net assets at end of period (in millions)	$1,826.7	$1,396.1

Ratio of net investment income to average net assets	9.78%	10.71%

Ratio of operating expenses to average net assets **	5.65%	6.35%
Ratio of credit facility related expenses to average net assets	0.94%	2.54%

Ratio of total expenses to average net assets **	6.59%	8.89%

Average debt outstanding	$1,032,856	$1,193,809

Average debt per share	$6.71	$8.56

Portfolio turnover ratio	6.5%	11.2%

(1)	Dividends and distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under accounting principles generally accepted in the United States of America. Per share amounts reflect total dividends paid divided by average shares for the respective periods.
(2)	Total return is based on the change in market price per share during the respective periods. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan. Total return is not annualized.
*	Represents less than one cent per average share.
**	The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is 5.65% and 6.59%, respectively, for the nine months ended December 31, 2009, inclusive of the expense offset arrangement (see Note 8). For the year ended March 31, 2009, the ratios were 6.33% and 8.87%, respectively.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Note 12. Credit Agreement and Borrowings

Under the terms of the Amended and Restated Senior Secure Revolving Credit Agreement dated March 31, 2006 (the “Facility”), as amended on December 21, 2009, the lenders agreed to extend credit to Apollo Investment in an aggregate principal or face amount not exceeding $1,558,750 at any one time outstanding. The Facility also permits Apollo Investment to seek additional commitments from new and existing lenders in the future, up to an aggregate amount not to exceed $2,000,000. On December 21, 2009, Apollo Investment amended the Facility to extend the maturity date of certain lenders’ commitments totaling $1,178,750 until April 12, 2013. The commitments of certain non-extended lenders totaling $380,000 will mature on April 13, 2011. The Facility is secured by substantially all of the assets in Apollo Investment’s portfolio, including cash and cash equivalents. Pricing with respect to the commitments of extended lenders is at 300 basis points over LIBOR while pricing with respect to the non-extended lenders remains at 100 basis points over LIBOR. The Facility contains affirmative and restrictive covenants, including: (a) periodic financial reporting requirements, (b) maintaining minimum stockholders’ equity of the greater of (i) 40% of the total assets of Apollo Investment and its consolidated subsidiaries as at the last day of any fiscal quarter and (ii) the sum of (A) $725,000 plus (B) 25% of the net proceeds from the sale of equity interests in Apollo Investment after the closing date of the Facility, (c) maintaining a ratio of total assets, less total liabilities (other than indebtedness) to total indebtedness, in each case of Apollo Investment and its consolidated subsidiaries, of not less than 2.0:1.0, (d) maintaining minimum liquidity, (e) limitations on the incurrence of additional indebtedness, including a requirement to meet a certain minimum liquidity threshold before Apollo Investment can incur such additional debt, (f) limitations on liens, (g) limitations on investments (other than in the ordinary course of Apollo Investment’s business), (h) limitations on mergers and disposition of assets (other than in the normal course of Apollo Investment’s business activities), (i) limitations on the creation or existence of agreements that permit liens on properties of Apollo Investment’s consolidated subsidiaries and (j) limitations on the repurchase or redemption of certain unsecured debt and debt securities. In addition to the asset coverage ratio described in clause (c) of the preceding sentence, borrowings under the Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in Apollo Investment’s portfolio. The Facility is used to supplement Apollo Investment’s equity capital to make additional portfolio investments and for other general corporate purposes.

The average debt outstanding on the credit facility was $1,032,856 and $1,216,205 for the nine months ended December 31, 2009 and 2008, respectively. The weighted average annual interest cost for the nine months ended December 31, 2009 was 1.53%, exclusive of 0.33% for commitment fees and for other prepaid expenses related to establishing the credit facility. The weighted average annual interest cost for the nine months ended December 31, 2008 was 4.38%, exclusive of 0.20% for commitment fees and for other prepaid expenses related to establishing the Facility. This weighted average annual interest cost reflects the average interest cost for all borrowings, including EURIBOR, CAD LIBOR, GBP LIBOR and USD LIBOR. The remaining capacity under the facility was $611,085 at December 31, 2009. At December 31, 2009, the Company was in compliance with all financial and operational covenants required by the Facility.

Note 13. Commitments and Contingencies

The Company has the ability to issue standby letters of credit through its revolving credit facility. At December 31, 2009 and December 31, 2008, the Company had issued standby letters of credit through JPMorgan Chase Bank, N.A. totaling $4,208 and $2,661, respectively.

Note 14. Subsequent Events

The Company has no material events to report subsequent to the measurement date of these financial statements through the date that such were issued on February 8, 2010.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Apollo Investment Corporation

We have reviewed the accompanying statements of assets and liabilities of Apollo Investment Corporation (the “Company”), including the schedule of investments, as of December 31, 2009 and the related statements of operations for the three and nine month periods ended December 31, 2009 and December 31, 2008, and the statement of cash flows for the nine month periods ended December 31, 2009 and December 31, 2008, and the statement of changes in net assets for the nine month period ended December 31, 2009. These interim financial statements are the responsibility of the Company’s management.

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

February 8, 2010

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

OVERVIEW

Apollo Investment was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a BDC under the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended. Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. Apollo Investment commenced operations on April 8, 2004 upon completion of its initial public offering that raised $870 million in net proceeds selling 62 million shares of its common stock at a price of $15.00 per share. Since then, and through December 31, 2009, we have raised approximately $1.7 billion in net proceeds from additional offerings of common stock.

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

Revenue

We generate revenue primarily in the form of interest and dividend income from the debt and preferred securities we hold and capital gains, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of mezzanine or senior secured loans, generally have a stated term of five to ten years and bear interest at a fixed rate or a floating rate usually determined on the basis of a benchmark: LIBOR, EURIBOR, GBP LIBOR, or the prime rate. Interest on debt securities is generally payable quarterly or semiannually and while U.S. subordinated debt and corporate notes typically accrue interest at fixed rates, some of our investments may include zero coupon and/or step-up bonds that accrue income on a constant yield to call or maturity basis. In addition, some of our investments provide for PIK. Such amounts of accrued PIK interest or dividends are added to the cost of the investment on the respective capitalization dates and generally become due at maturity. We may also generate revenue in the form of dividends paid to us on equity investments as well as revenue in the form of commitment, origination, structuring fees, fees for providing managerial assistance and, if applicable, consulting fees, etc.

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

Portfolio and Investment Activity

During the three months ended December 31, 2009, we invested $211.8 million across 2 new and several existing portfolio companies. This compares to investing $21.9 million in 1 new and 3 existing portfolio companies for the three months ended December 31, 2008. Investments sold or prepaid during the three months ended December 31, 2009, totaled $66.6 million versus $144.3 million for the three months ended December 31, 2008.

At December 31, 2009, our portfolio consisted of 70 portfolio companies and was invested 28% in senior secured loans, 58% in subordinated debt, 3% in preferred equity and 11% in common equity and warrants measured at fair value versus 73 portfolio companies invested 24% in senior secured loans, 59% in subordinated debt, 4% in preferred equity and 13% in common equity and warrants at December 31, 2008.

The weighted average yields on our senior secured loan portfolio, subordinated debt portfolio and total debt portfolio at our current cost basis were 8.2%, 13.4% and 11.6%, respectively, at December 31, 2009. At December 31, 2008, the yields on our senior secured loan portfolio, subordinated debt portfolio and total debt portfolio were 9.0%, 13.3%, and 12.1%, respectively.

Since the initial public offering of Apollo Investment Corporation in April 2004 and through December 31, 2009, invested capital totaled $5.9 billion in 126 portfolio companies. Over the same period, the Company completed transactions with more than 85 different financial sponsors.

At December 31, 2009, 63% or $1.6 billion of our income-bearing investment portfolio is fixed rate debt and 37% or $0.9 billion is floating rate debt, measured at fair value. At December 31, 2008, 70% or $1.6 billion of our income-bearing investment portfolio was fixed rate debt and 30% or $0.7 billion was floating rate debt.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered in the valuation process of independent valuation firms. For the fiscal quarter ended December 31, 2009, there has been no change to the Company’s valuation techniques and related inputs considered in the valuation process.

In September 2006, the Financial Accounting Standards Board issued guidance related to Fair Value Measurements. This guidance defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This guidance was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. We adopted this guidance for our first fiscal quarter ended June 30, 2008.

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

On October 10, 2008, revised guidance was issued which provides examples of how to determine fair value in a market that is not active. It did not change the fair value measurement principles set forth in ASC 820. Furthermore, on April 9, 2009, the FASB issued additional revised guidance which provides information on estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. According to this guidance in the above circumstances, more analysis and significant adjustments to transaction or quoted prices may be necessary to estimate fair value. In addition, it requires disclosure of any changes in valuation techniques and related inputs resulting from the application. The total effect of the change in valuation techniques and related inputs must also be disclosed by major asset category. This revised guidance was effective for periods ending after June 15, 2009. The adoption did not have a material effect on the Company’s financial position or results of operations. Accounting Standards Update No. 2010-06, Improving Disclosure about Fair Value Measurements was released in January 2010 and is effective for periods beginning after December 15, 2009. This update improves financial statement disclosure around transfers in and out of level 1 and 2 fair value measurements, around valuation techniques and inputs and around other related disclosures. Transfers between levels, if any, are recognized at the end of the reporting period. See certain additional disclosures in Note 6.

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

RESULTS OF OPERATIONS

Results comparisons are for the three and nine months ended December 31, 2009 and December 31, 2008.

Investment Income

For the three and nine months ended December 31, 2009, gross investment income totaled $85.6 million and $252.6 million, respectively. For the three and nine months ended December 31, 2008, gross investment income totaled $97.5 million and $292.0 million, respectively. The decrease in gross investment income for the three and nine months ended December 31, 2009, was primarily due to two factors: the reduction of the size of the income producing portfolio for the three and nine month periods as well as the reduction in the yield of the overall income producing portfolio with average LIBOR decreasing approximately 200 basis points. Origination, closing and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans.

Expenses

Net operating expenses totaled $34.2 million and $100.5 million, respectively, for the three and nine months ended December 31, 2009, of which $26.4 million and $77.6 million, respectively, were base management fees and performance-based incentive fees and $5.0 million and $14.5 million, respectively, were interest and other credit facility expenses. Of these net operating expenses, general and administrative expenses totaled $2.8 million and $8.4 million, respectively, for the three and nine months ended December 31, 2009. Net operating expenses totaled $43.9 million and $135.6 million, respectively, for the three and nine months ended December 31, 2008, of which $27.9 million and $86.0 million, respectively, were base management fees and performance-based incentive fees and $13.7 million and $42.0 million, respectively, were interest and other credit facility expenses. Of these net operating expenses, general and administrative expenses totaled $2.3 million and $7.7 million, respectively, for the three and nine months ended December 31, 2008. Net expenses consist of base investment advisory and management fees, insurance expenses, administrative services fees, legal fees, directors’ fees, audit and tax services expenses, and other general and administrative expenses. The decrease in net expenses for the three and nine month periods ended December 31, 2009 versus the three and nine month periods ended December 31, 2008 was primarily related to the decrease in the weighted average interest expense on our revolving credit facility. This decrease in weighted average interest expense is due primarily to average LIBOR decreasing by approximately 200 basis points. For the three and nine months ended December 31, 2009, accrued excise tax expenses totaled $1.2 million. For the three and nine months ended December 31, 2008, accrued excise tax expenses totaled $0.9 million.

Net Investment Income

The Company’s net investment income totaled $50.2 million and $150.9 million or $0.30 and $0.99 per average share, respectively, for the three and nine months ended December 31, 2009. For the three and nine months ended December 31, 2008, net investment income totaled $52.8 million and $155.6 million or $0.37 and $1.12 per average share, respectively.

Net Realized Gains (Losses) on Investments, Cash Equivalents and Foreign Currencies

The Company had investment sales and prepayments totaling $66.6 million and $167.1 million, respectively, for the three and nine months ended December 31, 2009. For the three and nine months ended December 31, 2008, investment sales and prepayments totaled $144.3 million and $254.7 million, respectively. Net realized losses for the three and nine months ended December 31, 2009 were $152.0 million and $253.4 million, respectively. For the three and nine months ended December 31, 2008, net realized losses totaled $3.6 million and $63.4 million, respectively.

Net Unrealized Appreciation (Depreciation) on Investments, Cash Equivalents and Foreign Currencies

For the three and nine months ended December 31, 2009, the Company’s investments, cash equivalents, foreign currencies and other assets and liabilities had net appreciation of $181.4 million and $375.6 million, respectively. For the three and nine months ended December 31, 2008, the Company’s investments, cash equivalents, foreign currencies and other assets and liabilities had net depreciation of $524.8 million and $733.9 million, respectively. This net unrealized appreciation was primarily due to improving capital market conditions and net changes in specific portfolio company fundamentals.

Net Increase (Decrease) in Net Assets From Operations

For the three and nine months ended December 31, 2009, the Company had a net increase in net assets resulting from operations of $79.5 million and $273.2 million, respectively. For the three and nine months ended December 31, 2008, the Company had a net decrease in net assets resulting from operations of $475.5 million and $641.7 million, respectively. The earnings per average share were $0.48 and $1.78 for the three and nine months ended December 31, 2009, respectively. For the three and nine months ended December 31, 2008, the loss per average share was $3.34 and $4.63, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through periodic follow-on equity offerings, through its senior secured, multi-currency $1.56 billion revolving credit facility (see note 12 within the Notes to Financial Statements), through investments in special purpose entities in which we hold and finance particular investments on a non-recourse basis, as well as from cash flows from operations, investment sales of liquid assets and prepayments of senior and subordinated loans and income earned from investments and cash equivalents. At December 31, 2009, the Company had $948 million in borrowings outstanding and $611 million of unused capacity. In the future, the Company may raise additional equity or debt capital off its shelf registration, among other considerations. The primary use of funds will be investments in portfolio companies, cash distributions to our stockholders, reductions in debt outstanding and other general corporate purposes. On December 15, 2009, the Company closed on its most recent follow-on public equity offering of 11.5 million shares of common stock at $9.82 per share raising approximately $107.8 million in net proceeds.

	Payments due by Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Revolving Credit Facility (1)	$948	$—	$231	$717	$—

(1)	At December 31, 2009, $611 million remained unused under our senior secured revolving credit facility.

Information about our senior securities is shown in the following table as of each year ended March 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (dollars in thousands) (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Revolving Credit Facility
Fiscal 2010 (through December 31, 2009)	$947,665	$2,928	$—	N/A
Fiscal 2009	1,057,601	2,320	—	N/A
Fiscal 2008	1,639,122	2,158	—	N/A
Fiscal 2007	492,312	4,757	—	N/A
Fiscal 2006	323,852	4,798	—	N/A
Fiscal 2005	0	0	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, as senior securities are not registered for public trading.

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

Off-Balance Sheet Arrangements (dollars in thousands)

The Company has the ability to issue standby letters of credit through our revolving credit facility. As of December 31, 2009 and December 31, 2008, the Company had issued through JPMorgan Chase Bank, N.A. standby letters of credit totaling $4,208 and $2,661, respectively.

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

Pursuant to applicable investment company accounting, we do not consolidate AIC Holdco or its wholly owned subsidiaries and accordingly only the value of our investment in AIC Holdco is included on our balance sheet. The Senior Note, total return swap and Acquisition Loan are non-recourse to AIC Holdco, its subsidiaries and us and have standard events of default including failure to pay contractual amounts when due and failure by each of the underlying Apollo special purpose entities to provide additional credit support, sell assets or prepay a portion of its obligations if the value of the FDC Reference Obligation, the TXU Reference Obligation or the Boots Reference Obligation, as applicable, declines below specified levels. We may unwind any of these transactions at any time without penalty. From time to time Apollo Investment may provide additional capital to AIC Holdco for purposes of funding margin calls under one or more of the transactions described above among other reasons. During the fiscal year ended March 31, 2009, we provided $18,480 in additional capital to AIC Holdco. During the nine months ended December 31, 2009, $7,812 of net capital was returned to us from AIC Holdco.

Dividends

Dividends to stockholders for the three and nine months ended December 31, 2009 totaled $49.2 million or $0.28 per share, and $132.0 million or $0.82 per share, respectively. For the three and nine months ended December 31, 2008 dividends totaled $74.0 million or $0.52 per share, and $221.9 million or $1.56 per share, respectively. Tax characteristics of all dividends will be reported to shareholders on Form 1099 after the end of the calendar year. Our quarterly dividends, if any, will be determined by our Board of Directors.

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

We are subject to financial market risks, including changes in interest rates. During the three and nine months ended December 31, 2009, many of the loans in our portfolio had floating interest rates. These loans are usually based on floating LIBOR and typically have durations of one to six months after which they reset to current market interest rates. As the percentage of our U.S. mezzanine and other subordinated loans increase as a percentage of our total investments, we expect that more of the loans in our portfolio will have fixed rates. At December 31, 2009, our floating-rate assets and floating-rate liabilities were closely matched. As such, a change in interest rates would not have a material effect on our net investment income. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the three and nine months ended December 31, 2009, we did not engage in interest rate hedging activities.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2009 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the third quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(a) On February 3, 2010 and effective as of such date, the Board of Directors approved the appointment of Ms. Cindy Michel as the Company’s Chief Compliance Officer and the appointment of Mr. Joseph Glatt as the Company’s Secretary. These positions were previously held on an interim basis by Mr. John Suydam, who will continue in his capacity as Vice President and Chief Legal Officer of the Company.

Ms. Cindy Michel, age 36, is currently Director of Compliance at Apollo Global Management LLC. Prior to joining Apollo Global Management LLC in 2007, Ms. Michel served as the Director of Compliance of the Private Equity Division and the Global Trading Strategies Group at the investment bank Lehman Brothers from 2004 to 2007. From 2003 to 2004, Ms. Michel was associated with the investment bank Credit-Suisse Securities as a member of its Compliance Department supporting the Private Equity and Investment Banking businesses.

Mr. Joseph Glatt, age 36, is currently General Counsel of Apollo Capital Management L.P., and Vice President of the Company, positions he has held since 2007 and 2009, respectively. Previously, Mr. Glatt was associated with the law firms of Simpson Thacher & Bartlett LLP from 1998 to 2003 and Schulte Roth & Zabel LLP from 2003 to 2007, in each case, primarily focusing on mergers and acquisitions, leveraged buyouts and capital markets activities.

(b) Changes to the Procedures for the Recommendation of Director Nominees by Stockholders. On and effective as of November 4, 2009, the Company’s Board of Directors adopted the Third Amended and Restated Bylaws (the “Amended Bylaws”) of the Company. The Amended Bylaws included certain material changes to the procedures by which our stockholders may recommend nominees to the Company’s Board of Directors. The Amended Bylaws were revised to: (a) clarify and enhance the information required of stockholders nominating directors at stockholder meetings, including information concerning the hedging activities of the proponents and associated persons, (b) require stockholders to notify the Company of any materially inaccurate information they have submitted concerning such nominations, (c) alter the advance notice period for special meetings of stockholders from 150 to 120 days before the date of the meeting to 120 to 90 days prior and (d) require stockholders to update information submitted to the Company concerning their nominees. For a complete copy of the Amended Bylaws, please see the Company’s Third Amended and Restated Bylaws included as an exhibit to the Company’s Form 8-K filed on November 6, 2009.

Item 6.	Exhibits

(a) Exhibits

Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1	Articles of Amendment and Restatement, as amended (1)

3.2	Third Amended and Restated Bylaws (5)

4.1	Form of Stock Certificate (3)

10.1	Investment Advisory Management Agreement between Registrant and Apollo Investment Management, L.P. (2)

10.1(b)	Supplement to the Investment Advisory Management Agreement between Registrant and Apollo Investment Management, L.P. (5)

10.2	Administration Agreement between Registrant and Apollo Investment Administration, LLC (2)

10.3	Dividend Reinvestment Plan (3)

10.4	Custodian Agreement (3)

10.5	License Agreement between the Registrant and Apollo Management, L.P. (2)

10.6	Form of Transfer Agency and Service Agreement (2)

10.7	Amended and Restated Senior Secured Revolving Credit Agreement (4)

22.1	Proxy Statement (6)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Filed herewith.
(1)	Incorporated by reference from the Registrant’s post-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on August 14, 2006.
(2)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 3 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 1, 2004.
(3)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on March 12, 2004.
(4)	Incorporated by reference from the Registrant’s Form 8-K filed on December 23, 2009.
(5)	Incorporated by reference from the Registrant’s Form 8-K filed on November 6, 2009.
(6)	Incorporated by reference from the Registrant’s 14A filed on June 19, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 8, 2010.

APOLLO INVESTMENT CORPORATION

By:	/s/ JAMES C. ZELTER
James C. Zelter
Chief Executive Officer

By:	/s/ RICHARD L. PETEKA
Richard L. Peteka
Chief Financial Officer and Treasurer