Form 10-K
period 2010-03-31
APOLLO INVESTMENT CORP
filed 2010-05-26
CIK 1278752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the Registrant on September 30, 2009 based on the closing price on that date of $9.55 on the NASDAQ Global Select Market was approximately $1.6 billion. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 193,844,627 shares of the Registrant’s common stock outstanding as of May 26, 2010.

Portions of the registrant’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

APOLLO INVESTMENT CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2010

PART I

Item 1. Business

Apollo Investment Corporation

Apollo Investment Corporation (“Apollo Investment”, the “Company” or “we”), a Maryland corporation organized on February 2, 2004, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”), under the Internal Revenue Code of 1986, as amended (the “Code”).

Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in middle-market companies in the form of mezzanine and senior secured loans, as well as by making equity investments. From time to time, we may also invest in the securities of public companies.

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

Apollo Investment Management, L.P. (“AIM”) is the investment adviser for the Company and an affiliate of Apollo Global Management, LLC, and its consolidated subsidiaries (“AGM”). AGM and other affiliates manage other funds that may have investment mandates that are similar, in whole or in part, with ours. AIM and its affiliates may determine that an investment is appropriate both for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, AIM may determine that we should invest on a side-by-side basis with one or more other funds. We may make all such investments subject to compliance with applicable regulations and interpretations, and our allocation procedures. In certain circumstances negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. There can be no assurance that any such order will be obtained.

During our fiscal year ended March 31, 2010, we invested $716 million across 5 new and 24 existing portfolio companies, primarily through opportunistic secondary market purchases. This compares to investing $435 million in 12 new and 13 existing portfolio companies for the previous fiscal year ended March 31, 2009. Investments sold or prepaid during the fiscal year ended March 31, 2010 totaled $452 million versus $340 million for the fiscal year ended March 31, 2009. The weighted average yields on our senior secured loan portfolio, subordinated debt portfolio and total debt portfolio as of March 31, 2010 at our current cost basis were 8.5%, 13.5% and 11.8%, respectively. At March 31, 2009, the yields were 8.2%, 13.2%, and 11.7%, respectively.

Our targeted investment size typically ranges between $20 million and $250 million, although this investment size may vary proportionately as the size of our available capital base changes. At March 31, 2010, our net portfolio consisted of 67 portfolio companies and was invested 30% in senior secured loans, 59% in subordinated debt, 1% in preferred equity and 10% in common equity and warrants measured at fair value versus 72 portfolio companies invested 26% in senior secured loans, 58% in subordinated debt, 5% in preferred equity and 11% in common equity and warrants at March 31, 2009.

Since the initial public offering of Apollo Investment in April 2004 and through March 31, 2010, invested capital totaled $6.3 billion in 128 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 85 different financial sponsors.

At March 31, 2010, 64% or $1.6 billion of our income-bearing investment portfolio is fixed rate debt and 36% or $0.9 billion is floating rate debt, measured at fair value. On a cost basis, 65% or $1.8 billion of our income-bearing investment portfolio is fixed rate debt and 35% or $1.0 billion is floating rate debt. At March 31, 2009, 70% or $1.5 billion of our income-bearing investment portfolio was fixed rate debt and 30% or $0.7 billion was floating rate debt. On a cost basis, 66% or $2.0 billion of our income-bearing investment portfolio is fixed rate debt and 34% or $1.0 billion is floating rate debt.

Apollo Investment Management, L.P.

AIM, our investment adviser, is led by a dedicated team of investment professionals. The investment committee of AIM currently consists of John J. Hannan, the Chairman of our board of directors; James C. Zelter, our Chief Executive Officer and a Vice President of the general partner of AIM; Patrick J. Dalton, President and Chief Operating Officer of Apollo Investment and a Vice President and the Chief Investment Officer of the general partner of AIM; Rajay Bagaria, a Partner of AIM; and Justin Sendak, a Partner of AIM. The composition of the investment committee of AIM may change from time to time. AIM draws upon AGM’s 20 year history and benefits from the broader firm’s significant capital markets, trading and research expertise developed through investments in many core sectors in over 150 companies since inception.

Apollo Investment Administration

In addition to furnishing us with office facilities, equipment, and clerical, bookkeeping and record keeping services, Apollo Investment Administration, LLC (“AIA” or “Apollo Administration”) also oversees our financial records as well as prepares our reports to stockholders and reports filed with the SEC. AIA also performs and oversees the determination and publication of our net asset value, oversees the preparation and filing of our tax returns, the payment of our expenses and the performance of various third-party service providers. Furthermore, AIA provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance.

Operating and Regulatory Structure

Our investment activities are managed by AIM and supervised by our board of directors, a majority of whom are independent of Apollo and its affiliates. AIM is an investment adviser that is registered under the Investment Advisers Act of 1940. Under our investment advisory and management agreement, we pay AIM an annual base management fee based on our average gross assets as well as an incentive fee.

As a business development company, we are required to comply with certain regulatory requirements. Also, while we are permitted to finance investments using debt, our ability to use debt is limited in certain significant respects (see Item 1A Risk Factors). We have elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code.

Investments

Apollo Investment seeks to create a portfolio that includes primarily debt investments in mezzanine and senior secured loans and, to a lesser extent, private equity investments by generally investing, on an individual portfolio company basis, approximately $20 million to $250 million of capital, on average, in these securities of middle-market companies. The average investment size will vary as the size of our capital base varies. Our target portfolio will generally be more heavily weighted toward mezzanine loans. Structurally, mezzanine loans usually rank subordinate in priority of payment to senior debt, such as senior bank debt, and are often unsecured. As such, other creditors may rank senior to us in the event of an insolvency. However, mezzanine loans rank senior to common and preferred equity in a borrowers’ capital structure. Mezzanine loans may have a fixed or floating interest rate. Additional upside can be generated from upfront fees, call protection including call premiums, equity co-investments or warrants. We believe that mezzanine loans offer an attractive investment opportunity based upon their historic returns. Additionally, we may acquire investments in the secondary market if we believe the risk-adjusted returns are attractive.

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

At March 31, 2010, our net portfolio consisted of 67 portfolio companies and was invested 30% in senior secured loans, 59% in subordinated debt, 1% in preferred equity and 10% in common equity and warrants measured at fair value. We expect that our portfolio will continue to include primarily mezzanine and senior secured loans as well as, to a lesser extent, equity-related securities. In addition, we also expect to invest a portion of our portfolio in opportunistic investments, which are not our primary focus, but are intended to enhance our risk-adjusted returns to stockholders. These investments may include, but are not limited to, securities of public companies and debt and equity securities of companies located outside of the United States.

While our primary focus is to generate both current income and capital appreciation through investments in U.S. senior and subordinated loans, other debt securities and private equity, we may also invest a portion of the portfolio in opportunistic investments, including foreign securities.

Listed below are our top ten portfolio companies and industries represented as a percentage of total assets for the years ended March 31, 2010 and 2009:

TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF MARCH 31, 2010

PORTFOLIO COMPANY	% of Total Assets	INDUSTRY	% of Total Assets
Asurion Corporation	4.3%	Education	8.3%
Ranpak Corporation	4.2%	Healthcare	5.6%
BNY ConvergEx Group, LLC	3.7%	Insurance	5.2%
First Data Corporation	3.0%	Business Services	5.0%
TL Acquisitions, Inc. (Thomson Learning)	2.6%	Diversified Service	4.9%
MEG Energy Corp.	2.5%	Retail	4.6%
Ceridian Corp.	2.5%	Oil & Gas	4.3%
US Foodservice	2.4%	Packaging	4.2%
Playpower Holdings Inc.	2.4%	Financial Services	4.0%
Fleetpride Corporation	2.4%	Broadcasting & Entertainment	3.1%

TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF MARCH 31, 2009

PORTFOLIO COMPANY	% of Total Assets	INDUSTRY	% of Total Assets
Asurion Corporation	4.8%	Education	7.7%
First Data Corporation	4.5%	Healthcare	7.2%
TL Acquisitions, Inc. (Thomson Learning)	3.8%	Financial Services	6.2%
Grand Prix Holdings, LLC (Innkeepers USA)	3.3%	Diversified Service	5.8%
Gray Wireline Service, Inc.	3.2%	Insurance	5.6%
Ceridian Corp.	2.9%	Oil & Gas	4.9%
Ranpak Corporation	2.9%	Consumer Products	4.1%
Playpower Holdings Inc.	2.8%	Transportation	3.9%
Fleetpride Corporation	2.8%	Retail	3.8%
Quality Home Brands Holdings LLC	2.6%	Industrial	3.6%

Listed below is the geographic breakdown of the portfolio as of March 31, 2010 and 2009:

Geographic Region	% of Portfolio at March 31, 2010	Geographic Region	% of Portfolio at March 31, 2009
United States	91.6%	United States	91.0%
Canada	3.1%	Canada	1.8%
Western Europe	5.3%	Western Europe	7.2%

	100.0%		100.0%

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

Upon the completion of due diligence and a decision to proceed with an investment in a company, the professionals leading the investment present the investment opportunity to our investment adviser’s investment committee, which determines whether to pursue the potential investment. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys and independent accountants (retained by us or such portfolio company) prior to the closing of the investment, as well as other outside advisers, as appropriate.

Investment structure

Once we have determined that a prospective portfolio company is suitable for investment, we work with the management of that company and its other capital providers, including senior, junior and equity capital providers, to structure an investment.

We seek to structure our mezzanine investments primarily as unsecured, subordinated loans that provide for relatively high interest rates that provide us with significant current interest income. These loans typically have interest-only payments. In some cases, we may enter into loans that, by their terms, convert into equity or additional debt securities or defer payments of interest after our investment. Also, in some cases our mezzanine loans may be collateralized by a subordinated lien on some or all of the assets of the borrower. Typically, our mezzanine loans have maturities of five to ten years.

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

In the case of our mezzanine and senior secured loan investments, we seek to tailor the terms of the investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio company to achieve its business plan and improve its profitability. For example, in addition to seeking a senior position in the capital structure of our portfolio companies, we seek to limit the downside potential of our investments by:

•	requiring an expected total return on our investments (including both interest and potential equity appreciation) that compensates us for credit risk;

•	generally incorporating call protection into the investment structure where possible; and

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

We expect to hold most of our investments to maturity or repayment, but we may sell certain of our investments sooner if a liquidity event takes place such as the sale or recapitalization or worsening of credit quality of a portfolio company, among other reasons.

Managerial assistance

As a business development company, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We may receive fees for these services. AIA provides such managerial assistance on our behalf to portfolio companies that request this assistance.

Ongoing relationships with portfolio companies

Monitoring

AIM monitors our portfolio companies on an ongoing basis as well as monitors the financial trends of each portfolio company to determine if each is meeting its respective business plans and to assess the appropriate course of action for each company.

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

AIM monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, AIM reviews these investment ratings on a quarterly basis, and our audit committee monitors such ratings.

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

When we make investments that involve deferrals of interest payable to us, any increase in the value of the investment due to the accrual of interest is allocated to the increase in the cost basis of the investment, rather than to capital appreciation or gain.

Competition

Our primary competitors in providing financing to middle-market companies include public and private funds, commercial and investment banks, commercial financing companies, and, to the extent they provide an alternative form of financing, private equity or hedge funds. Some of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. We also expect to use the industry information of Apollo’s investment professionals to which we have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we believe that the relationships of the senior managers of AIM and those of our affiliates enable us to learn about, and compete effectively for, financing opportunities with attractive middle-market companies in the industries in which we seek to invest.

Staffing

The Company has a chief financial officer and a chief compliance officer and, to the extent necessary, they have hired and will continue to hire additional personnel. These individuals perform their respective functions under the terms of the administration agreement. Certain of our other executive officers are managing partners of our investment adviser. Our day-to-day investment operations are managed by our investment adviser. AIM has hired and will continue to hire additional investment professionals in the future. In addition, we generally reimburse AIA for our allocable portion of expenses incurred by it in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•	Pursuant to Rule 13a-14 of the 1934 Act, our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;

•	Pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•	Pursuant to Rule 13a-15 of the 1934 Act, our management must prepare a report regarding its assessment of our internal control over financial reporting; and

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

CERTAIN RISKS IN THE CURRENT ENVIRONMENT

Capital markets have recently been in a period of disruption and instability. These market conditions have materially and adversely affected debt and equity capital markets in the United States and abroad, which have had, and may in the future have, a negative impact on our business and operations.

The global capital markets have recently been in a period of disruption as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of certain major financial institutions. Despite actions of the United States federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. These conditions could continue for a prolonged period of time or worsen in the future. While these conditions persist, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital. Equity capital may be difficult to raise because subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value. In addition, our ability to incur indebtedness (including by issued preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 200% immediately after each time we incur indebtedness. The debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

Moreover, recent market conditions have made, and may in the future make, it difficult to extend the maturity of or refinance our existing indebtedness and any failure to do so could have a material adverse effect on our business. The illiquidity of our investments may make it difficult for us to sell such investments if required. As a result, we may realize significantly less than the value at which we have recorded our investments.

Given the recent extreme volatility and dislocation in the capital markets, many BDCs have faced, and may in the future face, a challenging environment in which to raise capital. Recent significant changes in the capital markets affecting our ability to raise capital have affected the pace of our investment activity. In addition, significant changes in the capital markets, including the recent extreme volatility and disruption, have had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition or results of operations.

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

We may suffer credit losses.

Investment in small and middle-market companies is highly speculative and involves a high degree of risk of credit loss. These risks are likely to increase during volatile economic periods, as the US and many other economies have recently been experiencing.

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

Our financial condition and results of operations depend on our ability to manage future growth effectively.

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

A number of entities compete with us to make the types of investments that we make. We compete with public and private funds, commercial and investment banks, commercial financing companies, and, to the extent they provide an alternative form of financing, private equity funds. Competition for investment opportunities intensifies from time to time and may intensify further in the future. Some of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions and valuation requirements that the 1940 Act imposes on us as a BDC. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this existing and potentially increasing competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

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

To qualify again to be taxed as a RIC in a subsequent year, we would be required to distribute to our stockholders our earnings and profits attributable to non-RIC years reduced by an interest charge on 50% of such earnings and profits payable by us to the IRS. In addition, if we failed to qualify as a RIC for a period greater than two taxable years, then we would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of ten years, in order to qualify as a RIC in a subsequent year.

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

Regulations governing our operation as a BDC affect our ability to, and the way in which we raise, additional capital.

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

BDCs may issue and sell common stock at a price below net asset value per share only in limited circumstances, one of which is during the one-year period after stockholder approval. In the past, our stockholders have approved a plan so that during the subsequent 12 month period we could, in one or more public or private offerings of our common stock, sell or otherwise issue shares of our common stock at a price below the then current net asset value per share, subject to certain conditions including parameters on the level of permissible dilution, approval of the sale by a majority of our independent directors and a requirement that the sale price be not less than approximately the market price of the shares of our common stock at specified times, less the expenses of the sale. We may in the future seek to renew such authority on terms and conditions set forth in the corresponding proxy statement. There is no assurance such approvals will be obtained.

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

The agreements governing our revolving credit facility require us to comply with certain financial and operational covenants. These covenants require us to, among other things, maintain certain financial ratios, including asset coverage, minimum shareholder equity and liquidity. As of March 31, 2010, we were in compliance with these covenants. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. In the event of deterioration in the capital markets and pricing levels subsequent to this period, net unrealized depreciation in our portfolio may increase in the future. Absent an amendment to our revolving credit facility, continued unrealized depreciation in our investment portfolio could result in non-compliance with certain covenants.

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

Because we borrow money, and may issue preferred stock to finance investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay dividends on preferred stock and the rate at which we invest these funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase except to the extent we issue fixed rate debt or preferred stock, which could reduce our net investment income. Our long-term fixed-rate investments are financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Interest rate hedging activities do not protect against credit risk. We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would not materially affect our investment income over a one-year horizon. In addition, we believe that our interest rate matching strategy and our ability to hedge mitigates the effects any changes in interest rates may have on our investment income. Although management believes that this is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase or decrease in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

You should also be aware that a change in the general level of interest rates can be expected to lead to a change in the interest rates we receive on many of our debt investments. Accordingly, a change in interest rates could make it easier for us to meet or exceed the performance threshold and may result in a substantial increase in the amount of incentive fees payable to our investment adviser with respect to pre-incentive fee net investment income.

We may need to raise additional capital to grow because we must distribute most of our income.

We may need additional capital to fund growth in our investments. We have issued equity securities and have borrowed from financial institutions. A reduction in the availability of new capital could limit our ability to grow. We must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders to maintain our regulated investment company status. As a result, any such cash earnings may not be available to fund investment originations. We expect to continue to borrow from financial institutions and issue additional debt and equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. In addition, as a BDC, our ability to borrow or issue additional preferred stock may be restricted if our total assets are less than 200% of our total borrowings and preferred stock.

Many of our portfolio investments are recorded at fair value as determined in good faith by our board of directors and, as a result, there is uncertainty as to the value of our portfolio investments.

A large percentage of our portfolio investments are not publicly traded. The fair value of these investments may not be readily determinable. We value these investments quarterly at fair value (based on ASC 820, its corresponding guidance and the principal markets in which these investments trade) as determined in good faith by our board of directors pursuant to a written valuation policy and a consistently applied valuation process utilizing the input of our investment adviser, independent valuation firms and the audit committee. Our board of directors utilizes the services of independent valuation firms to aid it in determining the fair value of these investments. The types of factors that may be considered in fair value pricing of these investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to more liquid securities, indices and other market-related inputs, discounted cash flow, our principal market and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a readily available market for these investments existed and may differ materially from the amounts we realize on any disposition of such investments. Our net asset value could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon the disposal of such investments.

In addition, decreases in the market values or fair values of our investments are recorded as unrealized depreciation. Unprecedented declines in prices and liquidity in the corporate debt markets have resulted in significant net unrealized depreciation in our portfolio in the past. The effect of all of these factors on our portfolio has reduced our NAV by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may continue to suffer additional unrealized losses in future periods, which could have a material adverse impact on our business, financial condition and results of operations.

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

We could experience fluctuations in our periodic operating results due to a number of factors, including the interest rates payable on the debt securities we acquire, the default rate on such securities, the level of our expenses (including the interest rates payable on our borrowings), the dividend rates on preferred stock we issue, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

There are significant potential conflicts of interest which could adversely affect our investment returns.

Our executive officers and directors, and the partners of our investment adviser, AIM, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. Moreover, we note that, notwithstanding the difference in principal investment objectives between us and other Apollo funds, such other Apollo sponsored funds, including new affiliated potential pooled investment vehicles or managed accounts not yet established (whether managed or sponsored by those Apollo affiliates or AIM itself), have and may from time to time have overlapping investment objectives with us and, accordingly, invest in, whether principally or secondarily, asset classes similar to those targeted by us. To the extent such other investment vehicles have overlapping investment objectives, the scope of opportunities otherwise available to us may be adversely affected and/or reduced. As a result, certain partners of AIM may face conflicts in their time management and commitments as well as in the allocation of investment opportunities to other Apollo funds. In addition, in the event such investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, AIM our desired investment portfolio may be adversely affected. Although AIM endeavors to allocate investment opportunities in a fair and equitable manner, it is possible that we may not be given the opportunity to participate in certain investments made by investment funds managed by AIM or investment managers affiliated with AIM.

There are no information barriers amongst Apollo and certain of its affiliates. If AIM were to receive material non-public information about a particular company, or have an interest in investing in a particular company, Apollo or certain of its affiliates may be prevented from investing in such company. Conversely, if Apollo or certain of its affiliates were to receive material non-public information about a particular company, or have an interest in investing in a particular company, we may be prevented from investing in such company.

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

AIM receives a quarterly incentive fee based, in part, on our pre-incentive fee income, if any, for the immediately preceding calendar quarter. This incentive fee will not be payable to AIM unless the pre-incentive net investment income exceeds the performance threshold. To the extent we or AIM are able to exert influence over our portfolio companies, the quarterly pre-incentive fee may provide AIM with an incentive to induce our portfolio companies to prepay interest or other obligations in certain circumstances.

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

We may choose to pay dividends in our own common stock, in which case you may be required to pay federal income taxes in excess of the cash dividends you receive.

We may distribute taxable dividends that are payable in cash and shares of our common stock at the election of each stockholder. Under IRS Revenue Procedure 2009-15, up to 90% of any such taxable dividend for a RIC’s taxable years ending on or before December 31, 2009 could be payable in our common stock with the 10% or greater balance paid in cash. The Internal Revenue Service has also issued (and where Revenue Procedure 2009-15 is not currently applicable, the Internal Revenue Service continues to issue) private letter rulings on cash/stock dividends paid by regulated investment companies and real estate investment trusts using a 20% cash standard (instead of the 10% cash standard of Revenue Procedure 2009-15) if certain requirements are satisfied. Stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock. It is unclear whether and to what extent we will be able to pay taxable dividends in cash and common stock (whether pursuant to Revenue Procedure 2009-15, a private letter ruling or otherwise).

Climate Change

There is evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increased energy use due to weather changes may require additional investments by our portfolio companies engaged in the energy business in more pipelines and other infrastructure to serve increased demand. Increases in the cost of energy also could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions. Energy companies could also be affected by the potential for lawsuits against or taxes or other regulatory costs imposed on greenhouse gas emitters, based on links drawn between greenhouse gas emissions and climate change.

RISKS RELATED TO OUR INVESTMENTS

Our investments in prospective portfolio companies are risky, and you could lose all or part of your investment.

Investment in middle-market companies is speculative and involves a number of significant risks including a high degree of risk of credit loss. Middle-market companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment. In addition, they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Middle-market companies are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us. Middle-market companies also generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and our investment adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies.

We invest primarily in mezzanine debt and senior secured loans and we may not realize gains from our equity investments.

Mezzanine loans are generally unsecured and junior to other indebtedness of the issuer. As a consequence, the holder of a mezzanine loan may lack adequate protection in the event the issuer becomes distressed or insolvent and will likely experience a lower recovery than more senior debtholders in the event the issuer defaults on its indebtedness. In addition, mezzanine loans of middle market companies are often highly illiquid and in adverse market conditions may experience steep declines in valuation even if they are fully performing.

Senior secured loans are the most senior form of indebtedness of an issuer and, due to the ability of the lender to sell the collateral to repay its loan in the event of default, the lender will likely experience more favorable recovery than more junior creditors in the event of the issuer defaults on its indebtedness.

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

During portions of fiscal 2010, the economy was in the midst of a recession and in a difficult part of a credit cycle. Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods if we are required to write down the values of our investments. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt that we hold. We may incur additional expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, even though we or one of our affiliates may have structured our interest as senior debt, depending on the facts and circumstances, including the extent to which we actually provided significant managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt holding and subordinate all or a portion of our claim to that of other creditors.

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

We may elect not to make follow-on investments, may be constrained in our ability to employ available funds, or otherwise may lack sufficient funds to make those investments. We have the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities, or because we are inhibited by compliance with BDC requirements or the desire to maintain our tax status.

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

The incentive fee payable by us to AIM also may create an incentive for AIM to invest on our behalf in instruments that have a deferred interest feature. Under these investments, we would accrue the interest over the life of the investment but would not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our investment fee, however, includes accrued interest. Thus, while a portion of this incentive fee would be based on income that we have not yet received in cash and with respect to which we do not have a formal claw-back right against our investment adviser per se, the amount of accrued income to the extent written off in any period will reduce the income in the period in which such write-off was taken and thereby reduce such period’s incentive fee payment.

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

Our investment adviser is entitled to incentive compensation for each fiscal quarter in an amount equal to a percentage of the excess of our pre-incentive fee net investment income for that quarter (before deducting incentive compensation) above a performance threshold for that quarter. Accordingly, since the performance threshold is based on a percentage of our net asset value, decreases in our net asset value make it easier to achieve the performance threshold. Our pre-incentive fee net investment income for incentive compensation purposes excludes realized and unrealized capital losses or depreciation that we may incur in the fiscal quarter, even if such capital losses or depreciation result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay AIM incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter.

Our investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments.

Our investment strategy contemplates that a portion of our investments may be in securities of foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. These risks are likely to be more pronounced for investments in companies located in emerging markets and particularly for middle-market companies in these economies.

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

If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

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

We cannot assure you that the issuance of preferred stock would result in a higher yield or return to the holders of the common stock. The issuance of preferred stock would likely cause the net asset value and market value of the common stock to become more volatile. If the dividend rate on the preferred stock were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of the common stock would be reduced. If the dividend rate on the preferred stock were to exceed the net rate of return on our portfolio, the leverage would result in a lower rate of return to the holders of common stock than if we had not issued preferred stock. Any decline in the net asset value of our investments would be borne entirely by the holders of common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of common stock than if we were not leveraged through the issuance of preferred stock. This greater net asset value decrease would also tend to cause a greater decline in the market price for the common stock. We might be in danger of failing to maintain the required asset coverage of the preferred stock or of losing our ratings on the preferred stock or, in an extreme case, our current investment income might not be sufficient to meet the dividend requirements on the preferred stock. In order to counteract such an event, we might need to liquidate investments in order to fund a redemption of some or all of the preferred stock. In addition, we would pay (and the holders of common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, including higher advisory fees if our total return exceeds the dividend rate on the preferred stock. Holders of preferred stock may have different interests than holders of common stock and may at times have disproportionate influence over our affairs.

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

If we do not distribute at least 98% of our annual taxable income (excluding net long-term capital gains retained or deemed to be distributed) in the year earned, we generally will be required to pay a non-deductible excise tax on amounts carried over and distributed to stockholders in the next year equal to 4% of the amount by which 98% of our annual taxable income available for distribution exceeds the distributions from such income for the current year.

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

Investigations and Reviews of Affiliate Use of Placement Agents Could Harm Our Reputation; Depress Our Stock Price or Have Other Negative Consequences.

While AIC has not, to date, raised any funds through the use of placement agents (other than through the ordinary course engagement of underwriters, from time to time, in connection with the public offering of AIC’s securities), affiliates of AIM sometimes use placement agents to assist in marketing certain of the investment funds that they manage. Various state attorneys general and regulatory agencies have initiated industry-wide investigations into the use of placement agents in connection with the solicitation of investments, particularly with respect to investments by public pension funds. Certain affiliates of AGM have received subpoenas and other requests for information from various government regulatory agencies and investors in AGM’s funds, seeking information regarding the use of placement agents. California Public Employees’ Retirement System (“CalPERS”), one of AGM’s strategic investors, announced on October 14, 2009, that it had initiated a special review of placement agents and related issues. AGM is cooperating with all such investigations and other reviews. In addition, on May 6, 2010, the California Attorney General filed a civil complaint against Alfred Villalobos and his company, Arvco Capital Research, LLC (a placement agent that AGM has used), and Federico Buenrostro Jr., the former CEO of CalPERS, alleging conduct in violation of certain California laws in connection with CalPERS’ purchase of securities in various funds managed by AGM and another asset manager. No AGM entity is a party to the civil lawsuit, and the lawsuit does not allege any misconduct on the part of AIC, AIM or AGM. AGM has informed us that it believes it has handled its use of placement agents in an appropriate manner. AGM has received requests for information in connection with certain of these investigations and is cooperating with such requests. Any unanticipated developments from these or future investigations or changes in industry practice may adversely affect AGM’s business (including with respect to AIM) or indirectly thereby, AIC’s business. Even if these investigations or changes in industry practice do not directly or indirectly affect AGM’s or AIC’s respective businesses, adverse publicity could harm our reputation and may cause us to lose existing investors, fail to gain new investors, depress our stock price or have other negative consequences.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of March 31, 2010, we do not own any real estate or other physical properties materially important to our operation. Our administrative and principal executive offices are located at 730 Fifth Avenue, New York, NY 10019 and 9 West 57th Street, New York, NY 10019, respectively. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3. Legal Proceedings

As of March 31, 2010, we were not subject to any material pending legal proceedings.

As previously disclosed on April 13, 2010, by InnKeepers USA Trust (“InnKeepers”), a wholly-owned subsidiary of the Company, InnKeepers has not made certain scheduled monthly interest payments on certain of its debt obligations, and has retained financial and legal advisors to assist it in an evaluation of financial alternatives, including a potential restructuring of its balance sheet. On May 21, 2010, the special servicer with respect to certain of InnKeepers’ indebtedness, Midland Loan Services, Inc. filed a complaint against the Company in New York Supreme Court, New York County. The Complaint alleges that InnKeepers has failed to timely complete certain property improvements guaranteed by the Company and asserts a single claim for specific performance of the guaranty. The Company intends to vigorously defend the lawsuit, to which it believes it has meritorious defenses.

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

	NAV(1)	Closing Sales Price		Premium or Discount of High Sales Price to NAV(2)	Premium or Discount of Low Sales Price to NAV(2)	Declared Dividends
		High	Low
Fiscal Year Ending March 31, 2010
Fourth Fiscal Quarter	$10.06	$12.73	$9.82	127%	98%	$0.28
Third Fiscal Quarter	$10.40	$10.12	$8.81	97%	85%	$0.28
Second Fiscal Quarter	$10.29	$10.31	$5.18	100%	50%	$0.28
First Fiscal Quarter	$10.15	$7.02	$3.97	69%	39%	$0.26

Fiscal Year Ending March 31, 2009
Fourth Fiscal Quarter	$9.82	$9.76	$2.05	99%	21%	$0.26
Third Fiscal Quarter	$9.87	$15.85	$6.08	161%	62%	$0.52
Second Fiscal Quarter	$13.73	$17.99	$13.11	131%	95%	$0.52
First Fiscal Quarter	$15.93	$18.59	$14.33	117%	90%	$0.52

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)	Calculated as of the respective high or low closing sales price divided by the quarter end NAV.

While our common stock has from time to time traded in excess of our net asset value, there can be no assurance, however, that it will trade at such a premium (to net asset value) in the future. The last reported closing market price of our common stock on May 13, 2010 was $11.71 per share. As of May 13, 2010, we had 98 stockholders of record.

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

The following table lists the quarterly dividends per share from our common stock for the past two fiscal years.

Declared Dividends
Fiscal Year Ending March 31, 2010
Fourth Fiscal Quarter	$0.28
Third Fiscal Quarter	$0.28
Second Fiscal Quarter	$0.28
First Fiscal Quarter	$0.26

Fiscal Year Ending March 31, 2009
Fourth Fiscal Quarter	$0.26
Third Fiscal Quarter	$0.52
Second Fiscal Quarter	$0.52
First Fiscal Quarter	$0.52

Recent Sale of Unregistered Securities

We did not engage in any sales of unregistered securities during the fiscal year ended March 31, 2010.

STOCK PERFORMANCE GRAPH

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, for the period April 8, 2004 (inception of Apollo Investment Corporation) through March 31, 2010. The graph assumes that, on April 8, 2004, a person invested $100 in each of the following: our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

The graph and other information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The Statement of Operations, Per Share and Balance Sheet data for the fiscal years ended March 31, 2010, 2009, 2008, 2007, and 2006 are derived from our financial statements which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. This selected financial data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	For the Year Ended March 31, (dollar amounts in thousands, except per share data)
Statement of Operations Data:	2010	2009	2008	2007	2006
Total Investment Income	$340,238	$377,304	$357,878	$266,101	$152,827
Net Expenses (including taxes)	$140,828	$170,973	$156,272	$140,783	$63,684
Net Investment Income	$199,410	$206,331	$201,606	$125,318	$89,143
Net Realized and Unrealized Gains (Losses)	$63,880	$(818,210)	$(235,044)	$186,848	$31,244
Net Increase (Decrease) in Net Assets Resulting from Operations	$263,290	$(611,879)	$(33,438)	$312,166	$120,387

Per Share Data:
Net Asset Value	$10.06	$9.82	$15.83	$17.87	$15.15
Net Increase (Decrease) in Net Assets Resulting from Operations	$1.65	$(4.39)	$(0.30)	$3.64	$1.90
Distributions Declared	$1.10	$1.82	$2.07	$1.93	$1.63

Balance Sheet Data:
Total Assets	$3,465,116	$2,548,639	$3,724,324	$3,523,218	$2,511,074
Borrowings Outstanding	$1,060,616	$1,057,601	$1,639,122	$492,312	$323,852
Total Net Assets	$1,772,806	$1,396,138	$1,897,908	$1,849,748	$1,229,855

Other Data:
Total Return(1)	313.0%	(73.9)%	(17.5)%	31.7%	12.9%
Number of Portfolio Companies at Period End	67	72	71	57	46
Total Portfolio Investments for the Period	$716,425	$434,995	$1,755,913	$1,446,730	$1,110,371
Investment Sales and Prepayments for the Period	$451,687	$339,724	$714,225	$845,485	$452,325
Weighted Average Yield on Debt Portfolio at Period End	11.8%	11.7%	12.0%	13.1%	13.1%

(1)	Total return is based on the change in market price per share and takes into account dividends and distributions, if any, reinvested in accordance with Apollo Investment’s dividend reinvestment plan.

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

OVERVIEW

Apollo Investment was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a BDC under the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended. Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. Apollo Investment commenced operations on April 8, 2004 upon completion of its initial public offering that raised $870 million in net proceeds selling 62 million shares of its common stock at a price of $15.00 per share. Since then, and through March 31, 2010, we have raised approximately $1.7 billion in net proceeds from additional offerings of common stock. Subsequently, in April 2010, the Company raised an additional $204 million from an offering of common stock, bringing the total net proceeds from additional offerings of common stock since inception to approximately $1.9 billion.

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

Revenue

We generate revenue primarily in the form of interest and dividend income from the securities we hold and capital gains, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of mezzanine or senior secured loans, generally have a stated term of five to ten years and bear interest at a fixed rate or a floating rate usually determined on the basis of a benchmark: LIBOR, EURIBOR, GBP LIBOR, or the prime rate. Interest on debt securities is generally payable quarterly or semiannually and while U.S. subordinated debt and corporate notes typically accrue interest at fixed rates, some of our investments may include zero coupon and/or step-up bonds that accrue income on a constant yield to call or maturity basis. In addition, some of our investments provide for PIK. Such amounts of accrued payment-in-kind (“PIK”) interest or dividends are added to the cost of the investment on the respective capitalization dates and generally become due at maturity or upon being called by the issuer. We may also generate revenue in the form of commitment, origination, structuring fees, fees for providing managerial assistance and, if applicable, consulting fees, etc.

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

•	calculation of our net asset value (including the cost and expenses of any independent valuation firm);

•	direct costs and expenses of administration, including independent registered public accounting and legal costs;

•	costs of preparing and filing reports or other documents with the SEC;

•	interest payable on debt, if any, incurred to finance our investments;

•	offerings of our common stock and other securities;

•	registration and listing fees;

•	fees payable to third parties, including agents, consultants or other advisors, relating to, or associated with, evaluating and making investments;

•	transfer agent and custodial fees;

•	taxes;

•	independent directors’ fees and expenses;

•	marketing and distribution-related expenses;

•	the costs of any reports, proxy statements or other notices to stockholders, including printing and postage costs;

•	our allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	organizational costs; and

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

Portfolio and Investment Activity

During our fiscal year ended March 31, 2010, we invested $716 million across 5 new and 24 existing portfolio companies, primarily through opportunistic secondary market purchases. This compares to investing $435 million in 12 new and 13 existing portfolio companies for the previous fiscal year ended March 31, 2009. Investments sold or prepaid during the fiscal year ended March 31, 2010 totaled $452 million versus $340 million for the fiscal year ended March 31, 2009.

At March 31, 2010, our net portfolio consisted of 67 portfolio companies and was invested 30% in senior secured loans, 59% in subordinated debt, 1% in preferred equity and 10% in common equity and warrants measured at fair value versus 72 portfolio companies invested 26% in senior secured loans, 58% in subordinated debt, 5% in preferred equity and 11% in common equity and warrants at March 31, 2009.

The weighted average yields on our senior secured loan portfolio, subordinated debt portfolio and total debt portfolio as of March 31, 2010 at our current cost basis were 8.5%, 13.5% and 11.8%, respectively. At March 31, 2009, the yields were 8.2%, 13.2%, and 11.7%, respectively.

Since the initial public offering of Apollo Investment in April 2004 and through March 31, 2010, invested capital totaled $6.3 billion in 128 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 85 different financial sponsors.

At March 31, 2010, 64% or $1.6 billion of our income-bearing investment portfolio is fixed rate debt and 36% or $0.9 billion is floating rate debt, measured at fair value. On a cost basis, 65% or $1.8 billion of our income-bearing investment portfolio is fixed rate debt and 35% or $1.0 billion is floating rate debt. At March 31, 2009, 70% or $1.5 billion of our income-bearing investment portfolio was fixed rate debt and 30% or $0.7 billion was floating rate debt. On a cost basis, 66% or $2.0 billion of our income-bearing investment portfolio is fixed rate debt and 34% or $1.0 billion is floating rate debt.

As previously disclosed on April 13, 2010, by InnKeepers USA Trust (“InnKeepers”), a wholly-owned subsidiary of the Company, InnKeepers has not made certain scheduled monthly interest payments on certain of its debt obligations, and has retained financial and legal advisors to assist it in an evaluation of financial alternatives, including a potential restructuring of its balance sheet. On May 21, 2010, the special servicer with respect to certain of InnKeepers’ indebtedness, Midland Loan Services, Inc. filed a complaint against the Company in New York Supreme Court, New York County. The Complaint alleges that InnKeepers has failed to timely complete certain property improvements guaranteed by the Company and asserts a single claim for specific performance of the guaranty. The Company intends to vigorously defend the lawsuit, to which it believes it has meritorious defenses. Innkeepers’ financial distress has caused us to incur significant unrealized depreciation on our investment in Grand Prix Holdings LLC.

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

Valuation of Portfolio Investments

Under procedures established by our board of directors, we value investments, including certain senior secured debt, subordinated debt, and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations (unless they are deemed not to represent fair value). We attempt to obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker or a primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. If and when market quotations are deemed not to represent fair value, we typically utilize independent third party valuation firms to assist us in determining fair value. Accordingly, such investments go through our multi-step valuation process as described below. In each case, our independent valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations for such Level 3 categorized assets. Investments maturing in 60 days or less are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value. Investments that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of our board of directors. Such determination of fair values may involve subjective judgments and estimates.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered in the valuation process of independent valuation firms. For the fiscal year ended March 31, 2010, there has been no change to the Company’s valuation techniques and related inputs considered in the valuation process.

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

Accounting Standards Update No. 2010-06, Improving Disclosure about Fair Value Measurements was released in January 2010 and is effective for periods beginning after December 15, 2009. This update improves financial statement disclosure around transfers in and out of level 1 and 2 fair value measurements, around valuation techniques and inputs and around other related disclosures. Transfers between levels, if any, are recognized at the end of the reporting period. See certain additional disclosures in note 6 to our financial statements.

Revenue Recognition

The Company records interest and dividend income, adjusted for amortization of premium and accretion of discount, on an accrual basis. Some of our loans and other investments, including certain preferred equity investments may have contractual PIK interest or dividends. PIK represents contractual interest or dividends accrued and is added to the cost of the investment on the respective capitalization dates and generally becomes due at maturity or upon being called by the issuer. Loan origination fees, original issue discount, and market discounts are capitalized and we amortize such amounts into income. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and other investments as interest income when we receive such amounts. Structuring fees are recorded as other income when earned.

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

RESULTS OF OPERATIONS

Results comparisons are for the fiscal years ended March 31, 2010, March 31, 2009 and March 31, 2008.

Investment Income

For the fiscal years ended March 31, 2010, March 31, 2009 and March 31, 2008, gross investment income totaled $340.2 million, $377.3 million and $357.9 million, respectively. The decrease in gross investment income from fiscal year 2009 to fiscal year 2010 was primarily due to two factors: the reduction in the size of the income-producing portfolio as compared to the previous fiscal year and the reduction in average LIBOR of over 150 basis points year over year. The increase in gross investment income from fiscal year 2008 to fiscal year 2009 was primarily due to changes in the composition of the portfolio as compared to the previous fiscal year.

Expenses

Net operating expenses totaled $139.6 million, $170.5 million and $154.4 million, respectively, for the fiscal years ended March 31, 2010, March 31, 2009 and March 31, 2008, of which $103.9 million, $111.3 million and $90.3 million, respectively, were base management fees and performance-based incentive fees and $24.5 million, $48.9 million and $55.8 million, respectively, were interest and other credit facility expenses. Of these net operating expenses, general and administrative expenses totaled $11.2 million, $10.3 million and $8.3 million, respectively, for the fiscal years ended March 31, 2010, 2009 and 2008. Net expenses consist of base investment advisory and management fees, insurance expenses, administrative services fees, legal fees, directors’ fees, audit and tax services expenses, and other general and administrative expenses. The decrease in net expenses from fiscal 2009 to 2010 was primarily related to the decrease in interest and other credit facility expenses due to the reduction in average LIBOR in the year over year period coupled with the lower average outstanding balance on the credit facility during fiscal year 2010 as compared to fiscal year 2009. The increase in net expenses from fiscal 2008 to 2009 was primarily related to the increase in performance-based incentive expenses accrued during fiscal 2009 as compared to those accrued during fiscal 2008. In addition, excise tax expense totaled $1.2 million, $0.5 million, and $1.9 million for the fiscal years ended March 31, 2010, 2009 and 2008.

Net Investment Income

The Company’s net investment income totaled $199.4 million, $206.3 million and $201.6 million, or $1.26, $1.48, and $1.82, on a per average share basis, respectively, for the fiscal years ended March 31, 2010, 2009 and 2008.

Net Realized Gains (Losses)

The Company had investment sales and prepayments totaling $452 million, $340 million and $714 million, respectively, for the fiscal years ended March 31, 2010, 2009 and 2008. Net realized losses for the fiscal year ended March 31, 2010 were $473.0 million. Net realized losses for the fiscal year ended March 31, 2009 were $83.7 million and the net realized gains were $54.3 million for the fiscal year ended March 31, 2008. Net realized losses incurred during fiscal year 2010 were primarily related to sales and restructurings of certain underperforming portfolio companies, various portfolio optimization measures, and our liquidity management strategy during the financial crisis early in our fiscal year. Net realized losses incurred in fiscal 2009 were mainly derived from selective exits of underperforming investments. Net realized gains for fiscal 2008 were mainly derived from exits from certain outperforming investments.

Net Unrealized Appreciation (Depreciation) on Investments, Cash Equivalents and Foreign Currencies

For the fiscal year ended March 31, 2010, net change in unrealized appreciation on the Company’s investments, cash equivalents, foreign currencies and other assets and liabilities totaled $536.9 million. For the fiscal years ended March 31, 2009 and 2008, net change in unrealized depreciation on the Company’s investments, cash equivalents, foreign currencies and other assets and liabilities totaled $734.5 million and $289.3 million, respectively. Net unrealized appreciation for fiscal 2010 was primarily due to the recognition of realized losses which reversed unrealized depreciation, net changes in specific portfolio company fundamentals, and improving capital market conditions. During fiscal 2009, a material increase in unrealized depreciation was recognized from significantly lower fair value determinations on many of our investments. These lower fair values were driven primarily from the general market dislocation, the illiquid capital markets, and the then current market expectations for pricing increased credit risk and default assumptions. For the fiscal 2008 period, unrealized depreciation generally stemmed from lower fair values on certain investments as compared to the prior fiscal year.

Net Increase (Decrease) in Net Assets From Operations

For the fiscal year ended March 31, 2010, the Company had a net increase in net assets resulting from operations of $263.3 million. For the fiscal years ended March 31, 2009 and 2008, the Company had a net decrease in net assets resulting from operations of $611.9 million and $33.4 million, respectively. For the year ended March 31, 2010, earnings per average share were $1.65. The loss per average share was $4.39 and $0.30 for the years ended March 31, 2009 and 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through periodic follow-on equity offerings, our senior secured, multi-currency $1.56 billion revolving credit facility (see note 12 within the Notes to Financial Statements), investments in special purpose entities in which we hold and finance particular investments on a non-recourse basis, as well as from cash flows from operations, investment sales of liquid assets and prepayments of senior and subordinated loans and income earned from investments. At March 31, 2010, the Company had $1.06 billion in borrowings outstanding and $498 million of unused capacity on its revolving credit facility. In the future, the Company may raise additional equity or debt capital off its shelf registration, among other considerations. The primary use of funds will be investments in portfolio companies, reductions in debt outstanding and other general corporate purposes. On April 27, 2010, the Company closed on its most recent follow-on public equity offering of 17.25 million shares of common stock at $12.40 per share raising approximately $204 million in net proceeds.

Cash Equivalents

The Company deems certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. (See note 2(o) within the accompanying financial statements.) At the end of each fiscal quarter, Apollo Investment considers taking proactive steps utilizing cash equivalents with the objective of enhancing the Company’s investment flexibility during the following quarter, pursuant to Section 55 of the 1940 Act. More specifically, Apollo Investment may purchase U.S. Treasury bills from time-to-time on the last business day of the quarter and typically closes out that position on the following business day, settling the sale transaction on a net cash basis with the purchase, subsequent to quarter end. Apollo Investment may also utilize repurchase agreements or other balance sheet transactions, including drawing down on its revolving credit facility, as it deems appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. There were $449.8 million of cash equivalents held at March 31, 2010.

	Payments due by Period as of March 31, 2010 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Revolving Credit Facility(1)	$1,061	$—	$259	$802	$—

(1)	At March 31, 2010, $498 million remained unused under our senior secured revolving credit facility.

Information about our senior securities is shown in the following table as of each year ended March 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (dollars in thousands)(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2010	$1,060,616	$2,671	$—	N/A
Fiscal 2009	1,057,601	2,320	—	N/A
Fiscal 2008	1,639,122	2,158	—	N/A
Fiscal 2007	492,312	4,757	—	N/A
Fiscal 2006	323,852	4,798	—	N/A
Fiscal 2005	0	0	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, as senior securities are not registered for public trading.

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

Off-Balance Sheet Arrangements (dollars in thousands)

The Company has the ability to issue standby letters of credit through its revolving credit facility. As of March 31, 2010 and March 31, 2009, the Company had issued through JPMorgan Chase Bank, N.A. standby letters of credit totaling $3,708 and $3,508, respectively.

AIC Credit Opportunity Fund LLC (currencies in thousands)

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

We do not consolidate AIC Holdco or its wholly owned subsidiaries and accordingly only the value of our investment in AIC Holdco is included on our statement of assets and liabilities. The Senior Note, total return swap and Acquisition Loan are non-recourse to AIC Holdco, its subsidiaries and us and have standard events of default including failure to pay contractual amounts when due and failure by each of the underlying Apollo special purpose entities to provide additional credit support, sell assets or prepay a portion of its obligations if the value of the FDC Reference Obligation, the TXU Reference Obligation or the Boots Reference Obligation, as applicable, declines below specified levels. We may unwind any of these transactions at any time without penalty. From time to time Apollo Investment may provide additional capital to AIC Holdco for purposes of funding margin calls under one or more of the transactions described above among other reasons. During the fiscal year ended March 31, 2009, we provided $18,480 in additional capital to AIC Holdco. During the fiscal year ended March 31, 2010, $9,336 of net capital was returned to us from AIC Holdco.

Dividends

Dividends paid to stockholders for the fiscal years ended March 31, 2010, 2009 and 2008 totaled $181.4 million or $1.10 per share, $258.8 million or $1.82 per share, and $230.9 million or $2.07 per share, respectively. Tax characteristics of all dividends will be reported to shareholders on Form 1099 after the end of the calendar year. Our quarterly dividends, if any, will be determined by our Board of Directors.

The following table summarizes our quarterly dividends paid to stockholders for the fiscal years ended March 31, 2010, 2009 and 2008, respectively:

Declared Dividends
Fiscal Year Ending March 31, 2010
Fourth Fiscal Quarter	$0.28
Third Fiscal Quarter	$0.28
Second Fiscal Quarter	$0.28
First Fiscal Quarter	$0.26

Fiscal Year Ending March 31, 2009
Fourth Fiscal Quarter	$0.26
Third Fiscal Quarter	$0.52
Second Fiscal Quarter	$0.52
First Fiscal Quarter	$0.52

Fiscal Year Ending March 31, 2008
Fourth Fiscal Quarter	$0.52
Third Fiscal Quarter	$0.52
Second Fiscal Quarter	$0.52
First Fiscal Quarter	$0.51

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. During the fiscal year ended March 31, 2010, many of the loans in our portfolio had floating interest rates. These loans are usually based on floating LIBOR and typically have durations of one to six months after which they reset to current market interest rates. As the percentage of our U.S. mezzanine and other subordinated loans increase as a percentage of our total investments, we expect that more of the loans in our portfolio will have fixed rates. At March 31, 2010, our floating-rate assets and floating-rate liabilities were closely matched. As such, a change in interest rates would not have a material effect on our net investment income. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the fiscal year ended March 31, 2010, we did not engage in interest rate hedging activities.

Item 8. Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2010. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of March 31, 2010 based on the criteria on Internal Control — Integrated Framework issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Apollo Investment Corporation:

In our opinion, the accompanying statements of assets and liabilities, including the schedules of investments, and the related statements of operations, changes in net assets and cash flows present fairly, in all material respects, the financial position of Apollo Investment Corporation (“the Company”) at March 31, 2010 and March 31, 2009, and the results of its operations, the changes in net assets, and its cash flows for each of the three years in the period ended March 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing on page 42 of the annual report to shareholders. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

New York, New York

May 26, 2010

APOLLO INVESTMENT CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share amounts)

	March 31, 2010	March 31, 2009
Assets
Non-controlled/non-affiliated investments, at value (cost—$2,782,880 and $3,082,364, respectively)	$2,677,893	$2,345,470
Non-controlled/affiliated investments, at value (cost—$102,135 and $0, respectively)	83,136	—
Controlled investments, at value (cost—$357,590 and $342,115, respectively)	92,551	141,421
Cash equivalents, at value (cost—$449,852 and $0, respectively)	449,828	—
Cash	7,040	5,914
Foreign currency (cost—$30,705 and $694, respectively)	30,717	693
Receivable for investments sold	49,643	—
Interest receivable	43,139	42,461
Dividends receivable (see note 2)	5,700	7,302
Miscellaneous income receivable	788	51
Receivable from investment adviser	611	393
Prepaid expenses and other assets	24,070	4,934

Total assets	$3,465,116	$2,548,639

Liabilities
Credit facility payable (see note 7 & 12)	$1,060,616	$1,057,601
Payable for investments and cash equivalents purchased	549,009	27,555
Dividends payable	49,340	36,978
Management and performance-based incentive fees payable (see note 3)	26,363	25,314
Interest payable	2,132	711
Accrued administrative expenses	1,722	1,547
Other liabilities and accrued expenses	3,128	2,795

Total liabilities	$1,692,310	$1,152,501

Net Assets
Common stock, par value $.001 per share, 400,000 and 400,000 common shares authorized, respectively, and 176,214 and 142,221 issued and outstanding, respectively	$176	$142
Paid-in capital in excess of par (see note 2f)	2,645,687	2,352,205
Undistributed net investment income (see note 2f)	104,878	96,174
Accumulated net realized loss (see note 2f)	(583,270)	(120,811)
Net unrealized depreciation	(394,665)	(931,572)

Total Net Assets	$1,772,806	$1,396,138

Total liabilities and net assets	$3,465,116	$2,548,639

Net Asset Value Per Share	$10.06	$9.82

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended March 31,
	2010	2009	2008
INVESTMENT INCOME:
From non-controlled/non-affiliated investments:
Interest	$297,123	$340,664	$321,684
Dividends	11,450	11,940	14,551
Other Income	10,003	5,326	4,643
From non-controlled/affiliated investments:
Interest	1,002	—	—
From controlled investments:
Dividends	20,660	19,374	7,000
Other Income	—	—	10,000

Total Investment Income	340,238	377,304	357,878

EXPENSES:
Management fees (see note 3)	$54,069	$59,686	$59,871
Performance-based incentive fees (see note 3)	49,853	51,583	30,449
Interest and other credit facility expenses	24,480	48,919	55,772
Administrative services expense	4,725	4,794	3,450
Insurance expense	1,100	948	776
Other general and administrative expenses	5,383	4,740	4,360

Total expenses	139,610	170,670	154,678
Expense offset arrangement (see note 8)	—	(217)	(273)

Net expenses	139,610	170,453	154,405

Net investment income before excise taxes	200,628	206,851	203,473
Excise tax expense	(1,218)	(520)	(1,867)

Net investment income	$199,410	$206,331	$201,606

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS AND FOREIGN CURRENCIES:
Net realized gain (loss):
Investments and cash equivalents	(467,275)	(125,005)	93,261
Foreign currencies	(5,752)	41,265	(38,961)

Net realized gain (loss)	(473,027)	(83,740)	54,300

Net change in unrealized gain (loss):
Investments and cash equivalents	548,530	(784,388)	(257,645)
Foreign currencies	(11,623)	49,918	(31,699)

Net change in unrealized gain (loss)	536,907	(734,470)	(289,344)

Net realized and unrealized gain (loss) from investments, cash equivalents and foreign currencies	63,880	(818,210)	(235,044)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$263,290	$(611,879)	$(33,438)

EARNINGS (LOSS) PER SHARE (see note 5)	$1.65	$(4.39)	$(0.30)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except shares)

	Year Ended March 31,
	2010	2009	2008
Increase (Decrease) in net assets from operations:
Net investment income	$199,410	$206,331	$201,606
Net realized gains (loss)	(473,027)	(83,740)	54,300
Net change in unrealized gain (loss)	536,907	(734,470)	(289,344)

Net increase (decrease) in net assets resulting from operations	263,290	(611,879)	(33,438)

Dividends and distributions to stockholders (see note 13):	(181,356)	(258,843)	(230,889)

Capital share transactions:
Net proceeds from shares sold	280,823	369,589	285,545
Less offering costs	(618)	(637)	(461)
Reinvestment of dividends	14,529	—	27,403

Net increase in net assets from capital share transactions	294,734	368,952	312,487

Total increase (decrease) in net assets:	376,668	(501,770)	48,160
Net assets at beginning of period	1,396,138	1,897,908	1,849,748

Net assets at end of period	$1,772,806	$1,396,138	$1,897,908

Capital share activity
Shares sold	32,200,000	22,327,500	14,950,000
Shares issued from reinvestment of dividends	1,792,583	—	1,436,069

Net increase from capital share activity	33,992,583	22,327,500	16,386,069

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended March 31,
	2010	2009	2008
Cash Flows from Operating Activities:
Net Increase (Decrease) in Net Assets Resulting from Operations	$263,290	$(611,879)	$(33,438)
Adjustments to reconcile net increase (decrease):
Purchase of investment securities (including net amortization of discount and capitalized PIK) (see note 2)	(831,880)	(503,267)	(1,857,850)
Proceeds from disposition of investment securities and cash equivalents	546,446	340,168	809,223
Increase (decrease) from foreign currency transactions	(5,731)	41,265	(38,961)
Decrease (increase) in interest and dividends receivable (see note 2)	924	19,904	(27,463)
Decrease (increase) in prepaid expenses and other assets	2,645	749	(294)
Increase (decrease) in management and performance-based incentive fees payable	1,049	(1,655)	(16,610)
Increase (decrease) in interest payable	1,421	(5,467)	4,329
Increase in accrued expenses	508	1,902	1,224
Increase (decrease) in payable for investments and cash equivalents purchased	521,454	(114,784)	(992,292)
Decrease (increase) in receivables for securities sold	(49,643)	—	28,248
Net change in unrealized depreciation (appreciation) on investments, cash equivalents, foreign currencies and other assets and liabilities	(536,907)	734,470	289,344
Net realized loss (gain) on investments and cash equivalents	473,027	83,740	(54,300)

Net Cash Provided (Used) by Operating Activities	$386,603	$(14,854)	$(1,888,840)

Cash Flows from Financing Activities:
Net proceeds from the issuance of common stock	$280,823	$369,589	$285,545
Offering costs from the issuance of common stock	(618)	(637)	(461)
Dividends paid in cash	(154,465)	(231,233)	(194,118)
Borrowings under credit facility	1,285,103	1,739,502	2,990,313
Payments under credit facility	(1,316,481)	(2,270,751)	(1,875,396)

Net Cash Provided (Used) by Financing Activities	$94,362	$(393,530)	$1,205,883

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$480,965	$(408,384)	$(682,957)
Effect of exchange rates on cash balances	13	8	(12)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$6,607	$414,983	$1,097,952

CASH AND CASH EQUIVALENTS, END OF PERIOD	$487,585	$6,607	$414,983

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash interest paid during the period	$18,098	$51,859	$48,265

Non-cash financing activities consist of the reinvestment of dividends totaling $14,529, $0 and $27,403, respectively.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

March 31, 2010

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED PORTFOLIO COMPANIES — 151.1%	Industry	Par Amount*	Cost	Fair Value(1)
CORPORATE DEBT — 137.2%
BANK DEBT/SENIOR SECURED LOANS(2) — 44.2%
1st Lien Bank Debt/Senior Secured Loans — 1.2%
ATI Acquisition Company, 12/30/14	Education	$18,454	$17,743	$18,038
FoxCo Acquisition Sub LLC, 7/14/15	Broadcasting & Entertainment	3,905	3,493	3,788

Total 1st Lien Bank Debt/Senior Secured Loans			$21,236	$21,826

2nd Lien Bank Debt/Senior Secured Loans — 43.0%
AB Acquisitions UK Topco 2 Limited (Alliance Boots), 7/9/16 †	Retail	£11,400	$19,983	$15,321
AB Acquisitions UK Topco 2 Limited (Alliance Boots), 7/9/16 †	Retail	€3,961	5,499	4,749
American Safety Razor Company, LLC, 1/30/14	Consumer Products	$1,000	774	625
Asurion Corporation, 7/3/15	Insurance	148,300	147,019	147,605
BNY ConvergEx Group, LLC, 4/2/14	Business Services	83,229	80,722	83,229
C.H.I. Overhead Doors, Inc., 13.00%, 10/22/11	Building Products	15,000	15,012	15,000
Clean Earth, Inc., 13.00%, 8/1/14	Environmental	25,000	25,000	24,875
Datatel, Inc., 12/9/16	Education	20,000	19,923	20,350
Dresser, Inc., 5/4/15	Industrial	62,938	62,656	60,289
Educate, Inc., 6/14/14	Education	10,000	10,000	9,400
Garden Fresh Restaurant Corp., 12/22/11	Retail	33,600	32,880	33,600
Generics International, Inc., 4/30/15	Healthcare	20,000	19,931	20,000
Infor Enterprise Solutions Holdings, Inc., Tranche B-1, 3/2/14 †	Business Services	5,000	5,000	3,925
Infor Enterprise Solutions Holdings, Inc., 3/2/14 †	Business Services	15,000	14,883	12,581
Infor Global Solutions European Finance S.á.R.L., 3/2/14	Business Services	€6,210	8,263	6,722
IPC Systems, Inc., 6/1/15	Telecommunications	$44,250	41,165	37,613
Kronos, Inc., 6/11/15	Electronics	60,000	60,000	56,820
Ozburn-Hessey Holding Company LLC, 10/8/16	Logistics	35,000	35,000	35,000
Ranpak Corp., 12/27/14(3) †	Packaging	43,550	37,564	43,165

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2010

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED PORTFOLIO COMPANIES — 151.1%	Industry	Par Amount*	Cost	Fair Value(1)
2nd Lien Bank Debt/Senior Secured Loans — (continued)
Ranpak Corp., 12/27/14(4) †	Packaging	€21,970	$27,074	$29,464
Sheridan Holdings, Inc., 6/15/15	Healthcare	$67,847	66,948	67,169
TransFirst Holdings, Inc., 6/15/15	Financial Services	36,632	35,687	33,519

Total 2nd Lien Bank Debt/Senior Secured Loans			$770,983	$761,021

TOTAL BANK DEBT/SENIOR SECURED LOANS			$792,219	$782,847

Subordinated Debt/Corporate Notes — 93.0%
AB Acquisitions UK Topco 2 Limited (Alliance Boots), GBP L+650, 7/9/17	Retail	£40,847	$79,172	$56,817
Advantage Sales & Marketing, Inc., 12.00%, 3/29/14	Grocery	$32,535	32,164	32,860
Allied Security Holdings LLC, 13.75%, 8/21/15	Business Services	20,000	19,661	20,500
Altegrity Inc., 11.75%, 5/1/16 ♦†	Diversified Service	14,639	9,716	13,644
Altegrity Inc., 10.50%, 11/1/15 ♦†	Diversified Service	13,475	11,852	12,693
Angelica Corporation, 15.00%, 2/4/14	Healthcare	60,000	60,000	64,260
ATI Acquisition Company, L+1100, 12/30/15	Education	38,500	37,750	38,115
BNY ConvergEx Group, LLC, 14.00%, 10/2/14	Business Services	42,730	35,913	44,140
Booz Allen Hamilton Inc., 13.00%, 7/31/16	Consulting Services	23,435	23,109	24,197
Catalina Marketing Corporation, 11.625%, 10/1/17 ♦†	Grocery	42,175	40,997	45,549
Catalina Marketing Corporation, 10.50%, 10/1/15 ♦†	Grocery	5,000	5,094	5,300
Ceridian Corp., 13.00%, 11/15/15 †	Diversified Service	53,250	53,250	52,185
Ceridian Corp., 11.25%, 11/15/15 †	Diversified Service	36,000	35,246	34,740
Cidron Healthcare C S.á.R.L. (Convatec) E+950, 8/1/17	Healthcare	€8,033	12,547	10,923
Delta Educational Systems, Inc., 14.20%, 5/12/13	Education	$19,517	19,120	19,713
Dura-Line Merger Sub, Inc., 14.00%, 9/22/14	Telecommunications	42,363	41,792	42,787
European Directories (DH5) B.V., 15.735%, 7/1/16 †***	Publishing	€3,452	4,475	—
European Directories (DH7) B.V., E+950, 7/1/15 †***	Publishing	17,454	21,846	5,810
First Data Corporation, 11.25%, 3/31/16 †	Financial Services	$40,000	33,801	33,500
First Data Corporation, 9.875%, 9/24/15 †	Financial Services	45,500	40,129	39,244
FleetPride Corporation, 11.50%, 10/1/14 ♦†	Transportation	47,500	47,500	46,075

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2010

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED PORTFOLIO COMPANIES — 151.1%	Industry	Par Amount*	Cost	Fair Value(1)
Subordinated Debt/Corporate Notes — (continued)
FoxCo Acquisition Sub LLC, 13.375%, 7/15/16 ♦	Broadcasting & Entertainment	$25,250	$25,034	$25,250
FPC Holdings, Inc. (FleetPride Corporation), 14.00%, 6/30/15 ♦†	Transportation	37,846	37,429	35,575
General Nutrition Centers, Inc., L+450, 3/15/14 †	Retail	12,275	12,149	11,630
General Nutrition Centers, Inc., 10.75%, 3/15/15 †	Retail	24,500	24,906	25,113
Goodman Global Inc., 13.50%, 2/15/16	Manufacturing	25,000	25,518	28,000
Hub International Holdings, 10.25%, 6/15/15 ♦	Insurance	33,732	32,498	32,214
Intelsat Bermuda Ltd., 11.25%, 2/4/17	Broadcasting & Entertainment	75,000	77,335	79,469
Laureate Education, Inc., 11.75%, 8/15/17 ♦	Education	53,540	51,133	56,217
LVI Services, Inc., 17.25%, 11/16/12	Environmental	51,061	51,061	15,000
MW Industries, Inc., 14.50%, 5/1/14	Manufacturing	61,186	60,375	62,471
NCO Group Inc., 11.875%, 11/15/14	Consumer Finance	22,630	18,974	21,758
N.E.W. Holdings I, LLC, L+750, 3/23/17	Consumer Services	40,000	40,000	39,600
Nielsen Finance LLC, 0% / 12.50%, 8/1/16	Market Research	61,000	54,275	58,255
Pacific Crane Maintenance Company, L.P., 15.00%, 2/15/14 ***	Machinery	50,172	36,825	1,505
PBM Holdings, Inc., 13.50%, 9/29/13	Beverage, Food & Tobacco	17,723	17,723	18,210
Playpower Holdings Inc., 15.50%, 12/31/12 ♦	Leisure Equipment	97,184	97,184	82,325
Ranpak Holdings, Inc., 15.00%, 12/27/15	Packaging	67,643	67,643	68,557
RSA Holdings Corp. of Delaware (American Safety Razor), 13.50%, 1/30/15 ***	Consumer Products	57,351	55,479	6,882
Sorenson Communications, Inc., 10.50%, 2/1/15 ♦	Consumer Services	32,500	31,901	31,444
SquareTwo Financial Corp. (Collect America, Ltd.), 11.625%, 4/1/17 ♦	Consumer Finance	55,000	54,046	54,046
The Servicemaster Company, 10.75%, 7/15/15 ♦	Diversified Service	52,173	49,286	55,580
TL Acquisitions, Inc. (Cengage Learning), 13.25%, 7/15/15 ♦†	Education	72,500	72,253	70,748
TL Acquisitions, Inc. (Cengage Learning), 10.50%, 1/15/15 ♦†	Education	22,000	20,681	21,065
US Foodservice, 10.25%, 6/30/15 ♦	Beverage, Food & Tobacco	81,543	62,034	84,498
Varietal Distribution, 10.75%, 6/30/17	Distribution	22,204	21,664	20,983

Total Subordinated Debt/Corporate Notes			$1,762,540	$1,649,447

TOTAL CORPORATE DEBT			$2,554,759	$2,432,294

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2010

(in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED PORTFOLIO COMPANIES — 151.1%	Industry	Par Amount*	Cost	Fair Value(1)
COLLATERALIZED LOAN OBLIGATIONS — 1.5%
Babson CLO Ltd., Series 2008-2A Class E, L+975, 7/15/18 ♦	Asset Management	$11,000	$10,097	$10,690
Babson CLO Ltd., Series 2008-1A Class E, L+550, 7/20/18 ♦	Asset Management	10,366	7,676	8,420
Westbrook CLO Ltd., Series 2006-1A, L+370, 12/20/20 ♦	Asset Management	11,000	6,684	6,756

TOTAL COLLATERALIZED LOAN OBLIGATIONS			$24,457	$25,866

		Shares
PREFERRED EQUITY — 1.6%
AHC Mezzanine LLC (Advanstar) **	Media	1	$1,063	$298
CA Holding, Inc. (Collect America, Ltd.) Series A	Consumer Finance	7,961	788	1,592
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 13.50%, 5/12/14	Education	12,360	19,286	19,443
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 12.50% (Convertible)	Education	332,500	5,364	5,360
Varietal Distribution Holdings, LLC, 8.00%	Distribution	3,097	3,852	1,907

TOTAL PREFERRED EQUITY			$30,353	$28,600

EQUITY — 10.8%
Common Equity/Interests — 10.4%
AB Capital Holdings LLC (Allied Security) **	Business Services	2,000,000	$2,000	$2,628
A-D Conduit Holdings, LLC (Duraline) **	Telecommunications	2,778	2,778	4,381
CA Holding, Inc. (Collect America, Ltd.) Series A **	Consumer Finance	25,000	2,500	1,771
CA Holding, Inc. (Collect America, Ltd.) Series AA **	Consumer Finance	4,294	429	859
Clothesline Holdings, Inc. (Angelica) **	Healthcare	6,000	6,000	8,901
Explorer Coinvest LLC (Booz Allen)	Consulting Services	430	4,300	8,849
FSC Holdings Inc. (Hanley Wood LLC) **	Media	10,000	10,000	167
Garden Fresh Restaurant Holding, LLC **	Retail	50,000	5,000	11,455
Gryphon Colleges Corporation (Delta Educational Systems, Inc.) **	Education	17,500	175	4,014
GS Prysmian Co-Invest L.P. (Prysmian Cables & Systems)(5,6)	Industrial	1	—	385
LVI Acquisition Corp. (LVI Services, Inc.) **	Environmental	6,250	2,500	—
MEG Energy Corp.(7)	Oil & Gas	2,176,722	55,006	88,202

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2010

(in thousands, except shares and warrants)

INVESTMENTS IN NON-CONTROLLED/NON- AFFILIATED PORTFOLIO COMPANIES — 151.1%	Industry	Shares	Cost	Fair Value(1)
Common Equity/Interests — (continued)
New Omaha Holdings Co-Invest LP (First Data) **	Financial Services	13,000,000	$65,000	$31,590
PCMC Holdings, LLC (Pacific Crane) **	Machinery	50,000	4,000	—
Penton Business Media Holdings, LLC	Media	124	4,950	4,950
Pro Mach Co-Investment, LLC **	Machinery	150,000	1,500	4,200
RC Coinvestment, LLC (Ranpak Corp.) **	Packaging	50,000	5,000	5,088
Sorenson Communications Holdings, LLC Class A	Consumer Services	454,828	45	6,080
Varietal Distribution Holdings, LLC Class A **	Distribution	28,028	28	—

Total Common Equity/Interests			$171,211	$183,520

		Warrants
Warrants — 0.4%
CA Holding, Inc. (Collect America, Ltd.), Common	Consumer Finance	7,961	$8	—
Fidji Luxco (BC) S.C.A., Common (FCI)(5) **	Electronics	48,769	491	$2,939
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Common **	Education	9,820	98	2,252
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class A-1 Preferred **	Education	45,947	460	741
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class B-1 Preferred **	Education	104,314	1,043	1,681

Total Warrants			$2,100	$7,613

TOTAL EQUITY			$173,311	$191,133

Total Investments in Non-Controlled/ Non-Affiliated Portfolio Companies			$2,782,880	$2,677,893

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2010

(in thousands, except shares and warrants)

INVESTMENTS IN NON-CONTROLLED/AFFILIATED PORTFOLIO COMPANIES — 4.7%(8)	Industry	Par Amount*	Cost	Fair Value(1)
CORPORATE DEBT — 4.0%
BANK DEBT/SENIOR SECURED LOANS (2) — 3.4%
1st Lien Bank Debt/Senior Secured Loans — 0.1%
Gray Wireline Service, Inc., 10/22/12	Oil & Gas	$1,000	$1,000	$1,000

2nd Lien Bank Debt/Senior Secured Loans — 3.3%
Gray Wireline Service, Inc., 14.00%, 10/22/12	Oil & Gas	$77,554	$77,554	$59,251

TOTAL BANK DEBT/SENIOR SECURED LOANS			$78,554	$60,251

Subordinated Debt/Corporate Notes — 0.6%
DSI Renal Inc., 17.00%, 4/7/14	Healthcare	$9,860	$9,860	$10,057

TOTAL CORPORATE DEBT			$88,414	$70,308

		Shares
EQUITY — 0.7%
Common Equity/Interests — 0.6%
CDSI I Holding Company, Inc. (DSI Renal Inc.)	Healthcare	9,303	$9,300	$10,206
Gray Energy Services, LLC Class H (Gray Wireline) **	Oil & Gas	1,081	2,000	—

Total Common Equity/Interests			$11,300	$10,206

		Warrants
Warrants — 0.1%
CDSI I Holding Company, Inc. Series A (DSI Renal Inc.)	Healthcare	2,031	$773	$854
CDSI I Holding Company, Inc. Series B (DSI Renal Inc.)	Healthcare	2,031	645	693
CDSI I Holding Company, Inc. (DSI Renal Inc.) §	Healthcare	6,093,750	1,003	1,075
Gray Holdco, Inc.	Oil & Gas	3,559	—	—

Total Warrants			$2,421	$2,622

TOTAL EQUITY			$13,721	$12,828

Total Investments in Non-Controlled/Affiliated Portfolio Companies			$102,135	$83,136

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2010

(in thousands, except shares)

INVESTMENTS IN CONTROLLED PORTFOLIO COMPANIES — 5.2%(9)	Industry	Shares	Cost	Fair Value(1)
Preferred Equity — 0.3%
Grand Prix Holdings, LLC Series A, 12.00% (Innkeepers USA) ***	Hotels, Motels, Inns & Gaming	2,989,431	$101,346	$5,268

EQUITY
Common Equity/Interests — 4.9%
AIC Credit Opportunity Fund LLC (10)	Asset Management		$70,041	$73,514
Generation Brands Holdings, Inc. (Quality Home Brands)	Consumer Products	750	—	230
Generation Brands Holdings, Inc. Series H (Quality Home Brands)	Consumer Products	7,500	2,297	2,297
Generation Brands Holdings, Inc. Series 2L (Quality Home Brands)	Consumer Products	36,700	11,242	11,242
Grand Prix Holdings, LLC (Innkeepers USA) **	Hotels, Motels, Inns & Gaming	17,335,834	172,664	—

Total Common Equity/Interests			$256,244	$87,283

TOTAL EQUITY			$256,244	$87,283

Total Investments in Controlled Portfolio Companies			$357,590	$92,551

Total Investments — 161.0%(11)			$3,242,605	$2,853,580

		Par Amount*
CASH EQUIVALENTS — 25.3%
U.S. Treasury Bill, 0.13%, 7/1/10	Government	$450,000	$449,852	$449,828

Total Investments and Cash Equivalents — 186.3%			$3,692,457	$3,303,408
Liabilities in Excess of Other Assets — (86.3%)				(1,530,602)

Net Assets — 100.0%				$1,772,806

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2010

(in thousands)

(1)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2).
(2)	Includes floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the LIBOR (London Inter-bank Offered Rate), EURIBOR (Euro Inter-bank Offered Rate), GBP LIBOR (London Inter-bank Offered Rate for British Pounds), or the prime rate. At March 31, 2010, the range of interest rates on floating rate bank debt was 4.59% to 10.50%.
(3)	Position is held across five US Dollar-denominated tranches with varying yields.
(4)	Position is held across three Euro-denominated tranches with varying yields.
(5)	Denominated in Euro (€).
(6)	The Company is the sole Limited Partner in GS Prysmian Co-Invest L.P.
(7)	Denominated in Canadian dollars.
(8)	Denotes investments in which we are an “Affiliated Person”, as defined in the 1940 Act, due to owning, controlling, or holding the power to vote, 5% or more of the outstanding voting securities of the investment. Transactions during the fiscal year ended March 31, 2010 in these Affiliated investments are as follows:

Name of Issuer	Fair Value at March 31, 2009	Gross Additions	Gross Reductions	Interest/Dividend Income	Fair Value at March 31, 2010
Gray Wireline Service, Inc. 1st Out	$—	$1,000	$—	$5	$1,000
Gray Wireline Service, Inc. 2nd Out	—	77,554	—	633	59,251
DSI Renal, Inc., 17.00%	—	9,860	—	364	10,057
CDSI I Holding Company, Inc. Common Equity	—	9,300	—	—	10,206
Gray Energy Services, LLC Class H Common Equity	3,590	—	—	—	—
CDSI I Holding Company, Inc. Series A Warrant	—	773	—	—	854
CDSI I Holding Company, Inc. Series B Warrant	—	645	—	—	693
CDSI I Holding Company, Inc. Contingent Payment Agreement	—	1,003	—	—	1,075
Gray Holdco, Inc. Warrant	—	—	—	—	—

	$3,590	$100,135	$—	$1,002	$83,136

(9)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the fiscal year ended March 31, 2010 in these Controlled investments are as follows:

Name of Issuer	Fair Value at March 31, 2009	Gross Additions	Gross Reductions	Interest/Dividend Income	Fair Value at March 31, 2010
Grand Prix Holdings, LLC Series A Preferred	$76,557	$11,272	$—	$9,351	$5,268
AIC Credit Opportunity Fund LLC Common Equity (10)	57,294	11,854	21,190	11,309	73,514
Generation Brands Holdings, Inc. Common Equity	—	—	—	—	230
Generation Brands Holdings, Inc. Series H Common Equity	—	2,297	—	—	2,297
Generation Brands Holdings, Inc. Series 2L Common Equity	—	11,242	—	—	11,242
Grand Prix Holdings, LLC Common Equity	7,570	—	—	—	—

	$141,421	$36,665	$21,190	$20,660	$92,551

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2010

(in thousands)

The Company has a 99%, 100%, and 27% equity ownership interest in Grand Prix Holdings LLC, AIC Credit Opportunity Fund LLC, and Generation Brands Holdings, Inc., respectively.

(10)	See note 6.
(11)	Aggregate gross unrealized appreciation for federal income tax purposes is $164,234; aggregate gross unrealized depreciation for federal income tax purposes is $524,226. Net unrealized depreciation is $359,992 based on a tax cost of $3,663,400.
♦	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
*	Denominated in USD unless otherwise noted.
**	Non-income producing security
***	Non-accrual status (see note 2m)
†	Denote securities where the Company owns multiple tranches of the same broad asset type but whose security characteristics differ. Such differences may include level of subordination, call protection and pricing, differing interest rate characteristics, among other factors. Such factors are usually considered in the determination of fair values.
§	Position reflects a contingent payment agreement.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2010
Education	10.1%
Healthcare	6.8%
Insurance	6.3%
Business Services	6.1%
Diversified Service	5.9%
Retail	5.6%
Oil & Gas	5.2%
Packaging	5.1%
Financial Services	4.8%
Broadcasting & Entertainment	3.8%
Beverage, Food & Tobacco	3.6%
Asset Management	3.5%
Manufacturing	3.2%
Telecommunications	3.0%
Grocery	2.9%
Leisure Equipment	2.9%
Transportation	2.9%
Consumer Finance	2.8%
Consumer Services	2.7%
Industrial	2.1%
Electronics	2.1%
Market Research	2.0%
Environmental	1.4%
Logistics	1.2%
Consulting Services	1.2%
Distribution	0.8%
Consumer Products	0.7%
Building Products	0.5%
Publishing	0.2%
Machinery	0.2%
Media	0.2%
Hotels, Motels, Inns & Gaming	0.2%

Total Investments	100.0%

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS‡

March 31, 2009

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON- AFFILIATED PORTFOLIO COMPANIES — 168.0%	Industry	Par Amount*	Cost	Fair Value(1)
CORPORATE DEBT — 148.5%
Bank Debt/Senior Secured Loans(2) — 47.0%
1st Lien Bank Debt/Senior Secured Loans — 0.1%
OTC Investors Corporation (Oriental Trading Company), 7/31/13	Direct Marketing	$2,226	$1,155	$1,124

2nd Lien Bank Debt/Senior Secured Loans — 46.9%
AB Acquisitions UK Topco 2 Limited (Alliance Boots), 7/9/16 †	Retail	£11,400	$19,792	$11,961
AB Acquisitions UK Topco 2 Limited (Alliance Boots), 7/9/16 †	Retail	€3,961	5,439	3,850
Advanstar Communications, Inc., 11/30/14	Media	$20,000	20,000	6,680
Asurion Corporation, 7/3/15	Insurance	150,300	148,798	122,795
BNY ConvergEx Group, LLC, 4/2/14	Business Services	50,000	49,818	43,850
C.H.I. Overhead Doors, Inc., 13.00%, 10/22/11	Building Products	15,000	15,018	11,250
Clean Earth, Inc., 13.00%, 8/1/14	Environmental	25,000	25,000	22,750
Dresser, Inc., 5/4/15	Industrial	61,000	60,924	47,266
Educate, Inc., 6/14/14	Education	10,000	10,000	7,728
Garden Fresh Restaurant Corp., 12/22/11	Retail	26,000	25,861	22,386
Generics International, Inc., 4/30/15	Healthcare	20,000	19,917	16,343
Gray Wireline Service, Inc., 12.25%, 2/28/13	Oil & Gas	77,500	76,966	77,500
Infor Enterprise Solutions Holdings, Inc., Tranche B-1, 3/2/14 †	Business Services	5,000	5,000	950
Infor Enterprise Solutions Holdings, Inc., 3/2/14 †	Business Services	15,000	14,859	3,375
Infor Global Solutions European Finance S.á.R.L., 3/2/14	Business Services	€6,210	8,263	1,484
IPC Systems, Inc., 6/1/15	Telecommunications	$37,250	36,312	19,544
Kronos, Inc., 6/11/15	Electronics	60,000	60,000	44,460
Penton Media, Inc., 2/1/14	Media	14,000	10,650	9,884
Quality Home Brands Holdings LLC, 6/20/13	Consumer Products	40,256	39,830	30,252
Ranpak Corp., 12/27/14(3) †	Packaging	12,500	12,500	11,108
Ranpak Corp., 12/27/14(4) †	Packaging	€5,206	7,585	6,098
Sheridan Holdings, Inc., 6/15/15	Healthcare	$60,000	60,000	49,860
Sorenson Communications, Inc., 2/18/14	Consumer Services	62,103	62,103	54,443
TransFirst Holdings, Inc., 6/15/15	Financial Services	34,750	33,683	28,669

Total 2nd Lien Bank Debt/Senior Secured Loans			$828,318	$654,486

Total Bank Debt/Senior Secured Loans			$829,473	$655,610

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)‡

March 31, 2009

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED PORTFOLIO COMPANIES — 168.0%	Industry	Par Amount*	Cost	Fair Value(1)
Subordinated Debt/Corporate Notes — 101.5%
AB Acquisitions UK Topco 2 Limited (Alliance Boots), GBP L+650, 7/9/17	Retail	£39,526	$76,758	$39,942
Advanstar, Inc., L+700, 11/30/15	Media	$24,385	24,385	1,341
Advantage Sales & Marketing, Inc., 12.00%, 3/29/14	Grocery	31,884	31,445	29,536
Allied Security Holdings LLC, 13.75%, 8/21/15	Business Services	20,000	19,621	17,500
AMH Holdings II, Inc. (Associated Materials), 13.625%, 12/1/14 ♦	Building Products	52,155	51,422	14,655
Angelica Corporation, 15.00%, 2/4/14	Healthcare	60,000	60,000	60,000
Arbonne Intermediate Holdco Inc. (Natural Products Group LLC), 13.50%, 6/19/14 ***	Direct Marketing	76,962	76,803	4,233
BNY ConvergEx Group, LLC, 14.00%, 10/2/14	Business Services	15,611	15,611	13,879
Booz Allen Hamilton Inc., 13.00%, 7/31/16	Consulting Services	23,435	23,073	20,857
Brenntag Holding GmbH & Co. KG, E+700, 12/23/15	Chemicals	€19,725	24,412	21,396
Catalina Marketing Corporation, 11.625%, 10/1/17 ♦	Grocery	$31,959	30,327	27,165
Ceridian Corp., 12.25%, 11/15/15 †	Diversified Service	50,000	50,000	42,750
Ceridian Corp., 11.25%, 11/15/15 †	Diversified Service	36,000	35,140	31,788
Cidron Healthcare C S.á.R.L. (Convatec) E+950, 8/1/17	Healthcare	€7,668	12,028	8,603
Collect America, Ltd., 16.00%, 8/5/12 ♦	Consumer Finance	$38,136	37,658	36,647
Delta Educational Systems, Inc., 14.20%, 5/12/13	Education	19,271	18,777	19,126
DSI Renal Inc., 16.00%, 4/7/14	Healthcare	11,357	11,357	9,647
Dura-Line Merger Sub, Inc., 14.00%, 9/22/14	Telecommunications	41,218	40,561	39,033
Eurofresh, Inc., 0% / 14.50%, 1/15/14 ♦***†	Agriculture	26,504	24,303	199
Eurofresh, Inc., 11.50%, 1/15/13 ♦***†	Agriculture	50,000	50,000	11,250
European Directories (DH5) B.V., 15.735%, 7/1/16 †	Publishing	€2,961	3,777	3,356
European Directories (DH7) B.V., E+950, 7/1/15 †	Publishing	16,643	20,695	19,114
First Data Corporation, 11.25%, 3/31/16 ♦†	Financial Services	$40,000	33,203	32,080
First Data Corporation, 9.875%, 9/24/15 †	Financial Services	45,500	39,489	35,945
FleetPride Corporation, 11.50%, 10/1/14 ♦†	Transportation	47,500	47,500	40,375
Fox Acquisition Sub LLC, 13.375%, 7/15/16 ♦	Broadcasting & Entertainment	25,000	24,785	20,825
FPC Holdings, Inc. (FleetPride Corporation), 0% / 14.00%, 6/30/15 ♦†	Transportation	37,846	36,826	30,276
General Nutrition Centers, Inc., L+450, 3/15/14	Retail	15,275	15,070	9,375
Goodman Global Inc., 13.50%, 2/15/16	Manufacturing	25,000	25,000	24,025

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)‡

March 31, 2009

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED PORTFOLIO COMPANIES — 168.0%	Industry	Par Amount*	Cost	Fair Value(1)
Subordinated Debt/Corporate Notes — (continued)
Hub International Holdings, 10.25%, 6/15/15 ♦	Insurance	$25,000	$24,160	$19,666
Infor Lux Bond Company (Infor Global), L+800, 9/2/14	Business Services	9,582	9,582	719
KAR Holdings, Inc., 10.00%, 5/1/15	Transportation	48,225	44,404	27,488
Latham Manufacturing Corp., 20.00%, 12/30/12 ***	Leisure Equipment	37,920	34,190	15,168
Laureate Education, Inc., 11.75%, 8/15/17 ♦	Education	53,540	49,621	46,794
LVI Services, Inc., 14.75%, 11/16/12	Environmental	47,523	47,523	44,790
MW Industries, Inc., 13.00%, 5/1/14	Manufacturing	60,000	59,067	56,220
NCO Group Inc., 11.875%, 11/15/14	Consumer Finance	22,630	18,487	19,427
Neff Corp., 10.00%, 6/1/15	Rental Equipment	5,000	5,000	725
Nielsen Finance LLC, 0% / 12.50%, 8/1/16	Market Research	61,000	47,500	37,430
OTC Investors Corporation (Oriental Trading Company), 13.50%, 1/31/15	Direct Marketing	27,861	27,862	9,752
Pacific Crane Maintenance Company, L.P., 13.00%, 2/15/14	Machinery	34,170	34,170	22,210
PBM Holdings, Inc., 13.50%, 9/29/13	Beverage, Food & Tobacco	17,723	17,723	16,128
Playpower Holdings Inc., 15.50%, 12/31/12 ♦	Leisure Equipment	83,707	83,707	70,732
Pro Mach Merger Sub, Inc., 12.50%, 6/15/12	Machinery	14,616	14,464	13,626
QHB Holdings LLC (Quality Home Brands), 14.50%, 12/20/13	Consumer Products	50,938	50,273	36,293
Ranpak Holdings, Inc., 15.00%, 12/27/15	Packaging	58,217	58,217	50,300
RSA Holdings Corp. of Delaware (American Safety Razor), 13.50%, 1/30/15	Consumer Products	50,129	50,130	38,976
The Servicemaster Company, 10.75%, 7/15/15 ♦	Diversified Service	67,173	60,832	54,343
TL Acquisitions, Inc. (Thomson Learning), 0% / 13.25%, 7/15/15 ♦†	Education	72,500	69,587	57,347
TL Acquisitions, Inc. (Thomson Learning), 10.50%, 1/15/15 ♦†	Education	47,500	46,777	40,185
TP Financing 2, Ltd. (Travelex), GBP L+725, 4/1/15	Financial Services	£13,505	26,128	12,499
US Foodservice, 10.25%, 6/30/15 ♦	Beverage, Food & Tobacco	$30,000	23,812	25,710
US Investigations Services, Inc., 11.75%, 5/1/16 ♦†	Diversified Service	14,639	9,085	11,901
US Investigations Services, Inc., 10.50%, 11/1/15 ♦†	Diversified Service	9,500	7,991	8,075
Varietal Distribution, 10.75%, 6/30/17	Distribution	21,875	21,288	15,269
WDAC Intermediate Corp., E+600, 11/29/15	Publishing	€46,320	62,591	379

Total Subordinated Debt/Corporate Notes			$1,964,197	$1,417,070

TOTAL CORPORATE DEBT			$2,793,670	$2,072,680

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)‡

March 31, 2009

(in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON- AFFILIATED PORTFOLIO COMPANIES — 168.0%	Industry	Shares	Cost	Fair Value(1)
PREFERRED EQUITY — 4.0%
AHC Mezzanine LLC (Advanstar) **	Media	1	$1,063	—
DSI Holding Company, Inc. (DSI Renal Inc.), 19.00%, 10/7/14	Healthcare	32,500	50,514	$33,051
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 13.50%, 5/12/14	Education	12,360	16,599	17,592
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 12.50% (Convertible)	Education	332,500	4,743	4,743
Varietal Distribution Holdings, LLC, 8.00%	Distribution	3,097	3,558	583

TOTAL PREFERRED EQUITY			$76,477	$55,969

		Par Amount*
COLLATERALIZED LOAN OBLIGATIONS — 1.4%
Babson CLO Ltd., Series 2008-2A Class E, L+975, 7/15/18 ♦	Asset Management	$11,000	$9,993	$8,104
Babson CLO Ltd., Series 2008-1A Class E, L+550, 7/20/18 ♦	Asset Management	10,150	7,220	5,485
Westbrook CLO Ltd., Series 2006-1A, L+370, 12/20/20 ♦	Asset Management	11,000	6,509	5,389

TOTAL COLLATERALIZED LOAN OBLIGATIONS			$23,722	$18,978

		Shares
EQUITY — 14.1%
Common Equity/Interests — 13.8%
AB Capital Holdings LLC (Allied Security)	Business Services	2,000,000	$2,000	$2,000
A-D Conduit Holdings, LLC (Duraline) **	Telecommunications	2,778	2,778	3,760
AHC Mezzanine LLC (Advanstar) **	Media	10,000	10,000	—
CA Holding, Inc. (Collect America, Ltd.) Series A	Consumer Finance	25,000	2,500	4,162
CA Holding, Inc. (Collect America, Ltd.) Series AA	Consumer Finance	4,294	429	859
Clothesline Holdings, Inc. (Angelica)	Healthcare	6,000	6,000	5,770
Explorer Coinvest LLC (Booz Allen)	Consulting Services	430	4,300	7,376
FSC Holdings Inc. (Hanley Wood LLC) **	Media	10,000	10,000	3,520

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)‡

March 31, 2009

(in thousands, except shares and warrants)

INVESTMENTS IN NON-CONTROLLED/NON- AFFILIATED PORTFOLIO COMPANIES — 168.0%	Industry	Shares	Cost	Fair Value(1)
Common Equity/Interests — (continued)
Garden Fresh Restaurant Holding, LLC **	Retail	50,000	$5,000	$8,463
Gray Energy Services, LLC Class H (Gray Wireline) **	Oil & Gas	1,081	2,000	3,590
Gryphon Colleges Corporation (Delta Educational Systems, Inc.) **	Education	17,500	175	—
GS Prysmian Co-Invest L.P. (Prysmian Cables & Systems)(5,6)	Industrial	1	—	43,264
Latham International, Inc. (fka Latham Acquisition Corp.) **	Leisure Equipment	33,091	3,309	—
LVI Acquisition Corp. (LVI Services, Inc.) **	Environmental	6,250	2,500	—
MEG Energy Corp.(7) **	Oil & Gas	1,718,388	44,718	43,706
New Omaha Holdings Co-Invest LP (First Data) **	Financial Services	13,000,000	65,000	47,893
PCMC Holdings, LLC (Pacific Crane) **	Machinery	40,000	4,000	847
Prism Business Media Holdings, LLC (Penton Media, Inc.) **	Media	68	14,947	3,443
Pro Mach Co-Investment, LLC **	Machinery	150,000	1,500	3,158
RC Coinvestment, LLC (Ranpak Corp.) **	Packaging	50,000	5,000	5,535
Sorenson Communications Holdings, LLC Class A	Consumer Services	454,828	45	5,943
Varietal Distribution Holdings, LLC Class A **	Distribution	28,028	28	—

Total Common Equity/Interests			$186,229	$193,289

		Warrants
Warrants — 0.3%
DSI Holding Company, Inc. (DSI Renal Inc.), Common **	Healthcare	5,011,327	—	—
Fidji Luxco (BC) S.C.A., Common (FCI)(5) **	Electronics	48,769	$491	$2,591
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Common **	Education	9,820	98	—
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class A-1 Preferred **	Education	45,947	460	655
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class B-1 Preferred **	Education	104,314	1,043	1,308
Latham International, Inc., Common	Leisure Equipment	347,698	174	—

Total Warrants			$2,266	$4,554

TOTAL EQUITY			$188,495	$197,843

TOTAL INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED PORTFOLIO COMPANIES			$3,082,364	$2,345,470

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)‡

March 31, 2009

(in thousands, except shares)

INVESTMENTS IN CONTROLLED PORTFOLIO COMPANIES — 10.1%	Industry	Shares	Cost	Fair Value(1)
PREFERRED EQUITY — 5.5%
Grand Prix Holdings, LLC Series A, 12.00% (Innkeepers USA)	Hotels, Motels, Inns & Gaming	2,989,431	$90,074	$76,557

EQUITY
Common Equity/Interests — 4.6%
AIC Credit Opportunity Fund LLC(8)	Asset Management		$79,377	$57,294
Grand Prix Holdings, LLC (Innkeepers USA) **	Hotels, Motels, Inns & Gaming	17,335,834	172,664	7,570

Total Common Equity/Interests			$252,041	$64,864

TOTAL EQUITY			$252,041	$64,864

TOTAL INVESTMENTS IN CONTROLLED PORTFOLIO COMPANIES			$342,115	$141,421

TOTAL INVESTMENTS — 178.1%(9)			$3,424,479	$2,486,891

LIABILITIES IN EXCESS OF OTHER ASSETS — (78.1%)				(1,090,753)

NET ASSETS — 100.0%				$1,396,138

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

SCHEDULE OF INVESTMENTS (continued)‡

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

Financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-K and Regulation S-X, as appropriate. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements have been included. In addition, certain amounts totaling $40,993 were reclassified on the statements of assets and liabilities and of cash flows for the year ended March 31, 2009 to conform to the current period’s presentation.

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

(b) Under procedures established by our board of directors, we value investments, including certain senior secured debt, subordinated debt and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations (unless they are deemed not to represent fair value). We attempt to obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker or a primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. If and when market quotations are deemed not to represent fair value, we typically utilize independent third party valuation firms to assist us in determining fair value. Investments maturing in 60 days or less are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value. Investments that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of our board of directors. Such determination of fair values may involve subjective judgments and estimates.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered in the valuation process of independent valuation firms. For the fiscal year ended March 31, 2010, there has been no change to the Company’s valuation techniques and related inputs considered in the valuation process.

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

(c) Gains or losses on investments are calculated by using the specific identification method.

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

(f) Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from accounting principles generally accepted in the United States of America; accordingly, at March 31, 2010, $10,568 was reclassified on our statement of assets and liabilities between accumulated net

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

realized gain (loss) and undistributed net investment income and $1,218 was reclassified on our statement of assets and liabilities between undistributed net investment income and paid-in capital in excess of par. Total earnings and net asset value are not affected;

(g) Dividends and distributions to common stockholders are recorded as of the record date. The amount to be paid out as a dividend is determined by the board of directors each quarter. Net realized capital gains, if any, are generally distributed or deemed distributed at least annually.

(h) In accordance with Regulation S-X and the AICPA Audit and Accounting Guide for Investment Companies and ASC 810—Consolidation, the Company generally will not consolidate its interest in any company other than in investment company subsidiaries and controlled operating companies substantially all of whose business consists of providing services to the Company. Consequently, the Company generally will not consolidate special purpose entities through which the special purpose entity acquires and holds investments subject to financing with third parties. At March 31, 2010, the Company did not have any such subsidiaries or controlled operating companies that were consolidated. See note 6. In addition and pursuant to ASC 860—Transfers and Servicing, the Company may in the future need to consolidate certain special purpose entities involving transfers of our portfolio investments.

(i) The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included with the net realized and unrealized gain or loss from investments. The Company’s investments in foreign securities may involve certain risks, including without limitation: foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments and therefore the earnings of the Company.

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

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

(n) In May 2009, the FASB issued new guidance which sets forth principles and requirements for subsequent events, specifically (1) the period during which management should evaluate events or transactions that may occur for potential recognition and disclosure, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and (3) the disclosures that an entity should make about events and transactions occurring after the balance sheet date. This guidance is effective for interim reporting periods ending after June 15, 2009. In February 2010, the FASB amended its authoritative guidance related to subsequent events to alleviate potential conflicts with current United States Securities and Exchange Commission (“SEC”) guidance. Effectively immediately, these amendments remove the requirement that an SEC filer disclose the date through which it has evaluated subsequent events. The Company has adopted this guidance which did not have a material impact on its financial statements. See note 16.

(o) The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. Generally, only securities with a maturity of three months or less from the date of purchase would qualify, with limited exceptions. The Company deems certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities would qualify as cash equivalents.

Note 3. Agreements

Apollo Investment has an Investment Advisory and Management Agreement with Apollo Investment Management, L.P. (the “Investment Adviser” or “AIM”), under which the Investment Adviser, subject to the overall supervision of Apollo Investment’s board of directors, will manage the day-to-day operations of, and provide investment advisory services to, Apollo Investment. For providing these services, the Investment Adviser receives a fee from Apollo Investment, consisting of two components—a base management fee and an incentive fee. The base management fee is determined by taking the average value of Apollo Investment’s gross assets at the end of the two most recently completed calendar quarters calculated at an annual rate of 2.00%. The incentive fee has two parts, as follows: one part is calculated and payable quarterly in arrears based on Apollo Investment’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies accrued during the calendar quarter, minus Apollo Investment’s operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income does not include any realized capital gains computed net of all realized capital losses and unrealized capital depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of Apollo Investment’s net assets at the end of the immediately preceding calendar quarter, is compared to the rate of 1.75% per quarter (7% annualized). Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 2% base management fee. Apollo Investment pays the Investment Adviser an incentive fee with respect to Apollo Investment’s pre-incentive fee net investment income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which Apollo Investment’s pre-incentive fee net investment income does not exceed 1.75%, which we commonly refer to as the performance threshold; (2) 100% of Apollo Investment’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds 1.75% but does not exceed 2.1875% in any calendar quarter; and (3) 20% of the amount of Apollo Investment’s pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter.

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

For the fiscal years ended March 31, 2010, 2009 and 2008, the Investment Adviser accrued $54,069, $59,686 and $59,871, respectively, in base investment advisory and management fees and $49,853, $51,583 and $30,449, respectively, in performance-based incentive fees from Apollo Investment.

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

At the fiscal years ended March 31, 2010, 2009 and 2008, the Administrator was reimbursed $3,003, $3,247 and $3,162, respectively, from Apollo Investment on the $4,725, $4,794 and $3,450, respectively, of expenses accrued under the Administration Agreement.

On December 21, 2009, Apollo Investment amended its Amended and Restated Senior Secured Revolving Credit Agreement dated March 31, 2006 (the “Facility”), among Apollo Investment, the lenders party thereto and JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent for the lenders. The amendment extended the maturity date of certain lenders’ commitments totaling $1,178,750 until April 12, 2013, with the pricing reset to 300 basis points over LIBOR. Non-extended lenders whose commitments will expire on April 13, 2011 totaled $380,000. Pricing with respect to the non-extended commitments remains at 100 basis points over LIBOR. The Facility also permits Apollo Investment to seek additional commitments from new and existing lenders in the future, up to an aggregate amount not to exceed $2,000,000. The Facility is used to supplement Apollo’s equity capital to make additional portfolio investments and for general corporate purposes. From time to time, certain of the lenders provide customary commercial and investment banking services to Apollo Investment and its affiliates. JPMorgan also serves as custodian and fund accounting agent for Apollo Investment.

Note 4. Net Asset Value Per Share

At March 31, 2010, the Company’s total net assets and net asset value per share were $1,772,806 and $10.06, respectively. This compares to total net assets and net asset value per share at March 31, 2009 of $1,396,138 and $9.82, respectively.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

Note 5. Earnings (Loss) Per Share

The following information sets forth the computation of basic and diluted earnings (loss) per share for the years ended March 31, 2010, 2009 and 2008, respectively:

	Year Ended March 31,
	2010	2009	2008
Numerator for increase (decrease) in net assets per share:	$263,290	$(611,879)	$(33,438)
Denominator for basic and diluted weighted average shares:	159,368,701	139,468,630	112,049,771
Basic and diluted earnings (loss) per share:	1.65	(4.39)	(0.30)

Note 6. Investments

AIC Credit Opportunity Fund LLC—We own all of the common member interests in AIC Credit Opportunity Fund LLC (“AIC Holdco”), which was formed for the purpose of holding various financed investments. Effective in June 2008, we invested $39,500 in a special purpose entity wholly owned by AIC Holdco, AIC (FDC) Holdings LLC (“Apollo FDC”), which was used to purchase a Junior Profit-Participating Note due 2013 in principal amount of $39,500 (the “Junior Note”) from Apollo I Trust (the “Trust”). The Trust also issued a Senior Floating Rate Note due 2013 (the “Senior Note”) to an unaffiliated third party (“FDC Counterparty”) in principal amount of $39,500 paying interest at Libor plus 1.50%, increasing over time to Libor plus 2.0%. The Trust used the aggregate $79,000 proceeds to acquire $100,000 face value of a senior subordinated loan of First Data Corporation (the “FDC Reference Obligation”) due 2016 and paying interest at 11.25% per year. The Junior Note generally entitles Apollo FDC to the net interest and other proceeds due under the FDC Reference Obligation after payment of interest due under the Senior Notes, as described above. In addition, Apollo FDC is entitled to 100% of any realized appreciation in the FDC Reference Obligation and, since the Senior Note is a non-recourse obligation, Apollo FDC is exposed up to the amount of equity used by AIC Holdco to fund the purchase of the Junior Note plus any additional margin Apollo decides to post, if any, during the term of the financing.

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

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

We do not consolidate AIC Holdco or its wholly owned subsidiaries and accordingly only the value of our investment in AIC Holdco is included on our statement of assets and liabilities. The Senior Note, total return swap and Acquisition Loan are non-recourse to AIC Holdco, its subsidiaries and us and have standard events of default including failure to pay contractual amounts when due and failure by each of the underlying Apollo special purpose entities to provide additional credit support, sell assets or prepay a portion of its obligations if the value of the FDC Reference Obligation, the TXU Reference Obligation or the Boots Reference Obligation, as applicable, declines below specified levels. We may unwind any of these transactions at any time without penalty. From time to time Apollo Investment may provide additional capital to AIC Holdco for purposes of funding margin calls under one or more of the transactions described above among other reasons. During the fiscal year ended March 31, 2009, we provided $18,480 in additional capital to AIC Holdco. During the fiscal year ended March 31, 2010, $9,336 of net capital was returned to us from AIC Holdco.

Investments and cash equivalents consisted of the following as of March 31, 2010 and March 31, 2009.

	March 31, 2010		March 31, 2009‡
	Cost	Fair Value	Cost	Fair Value
Bank Debt/Senior Secured Loans	$870,773	$843,098	$829,473	$655,610
Subordinated Debt/Corporate Notes	1,772,400	1,659,504	1,964,197	1,417,070
Collateralized Loan Obligations	24,457	25,866	23,722	18,978
Preferred Equity	131,699	33,868	166,551	132,526
Common Equity/Interests	438,755	281,009	438,270	258,153
Warrants	4,521	10,235	2,266	4,554
Cash Equivalents	449,852	449,828	—	—

Totals	$3,692,457	$3,303,408	$3,424,479	$2,486,891

‡	Pursuant to fair value measurement and disclosure guidance, the Company has reclassified the above investment categories as of March 31, 2009 to conform to the current period’s presentation.

At March 31, 2010, our investments and cash equivalents were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurement at Reporting Date Using:
Description	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Bank Debt/Senior Secured Loans	$843,098	$—	$—	$843,098
Subordinated Debt/Corporate Notes	1,659,504	—	—	1,659,504
Collateralized Loan Obligations	25,866	—	—	25,866
Preferred Equity	33,868	—	—	33,868
Common Equity/Interests	281,009	—	—	281,009
Warrants	10,235	—	—	10,235

Total Investments	$2,853,580	$—	$—	$2,853,580
Cash Equivalents	449,828	449,828	—	—

Total Investments and Cash Equivalents	$3,308,408	$449,828	$—	$2,853,580

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

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

The following chart shows the components of change in our investments categorized as Level 3, for the fiscal year ended March 31, 2010.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)*
	Bank Debt / Senior Secured Loans	Subordinated Debt/Corporate Notes	Collateralized Loan Obligations	Preferred Equity	Common Equity/Interests	Warrants	Total
Beginning Balance, March 31, 2009 ‡	$655,610	$1,417,070	$18,978	$132,526	$258,153	$4,554	$2,486,891
Total realized gains or losses included in earnings	(52,891)	(418,546)	125	(46,392)	50,450	26	(467,228)
Total unrealized gains or losses included in earnings	146,187	434,223	6,153	(63,806)	22,372	3,426	548,555
Purchases, including capitalized PIK(1)	271,974	482,616	1,490	21,051	52,296	2,429	831,856
Sales	(177,782)	(255,859)	(880)	(9,511)	(102,262)	(200)	(546,494)
Transfer in and/or out of Level 3(2)	—	—	—	—	—	—	—

Ending Balance, March 31, 2010	$843,098	$1,659,504	$25,866	$33,868	$281,009	$10,235	$2,853,580

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations.	$115,007	$66,256	$6,153	$(81,270)	$(4,791)	$3,252	$104,607

(1)	Includes amortization of approximately $2,239, $23,215, $394, $213, $0, $0 and $26,061, respectively.
(2)	There were also no transfers into or out of Level 1 or Level 2 fair value measurements during the period shown.
*	Pursuant to fair value measurement and disclosure guidance, the Company currently categories investments by class as shown above.
‡	With the adoption of fair value measurement and disclosure guidance, the Company has reclassified the beginning balance, March 31, 2009, to conform to the current period’s presentation.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

The following chart shows the components of change in our investments categorized as Level 3, for the fiscal year ended March 31, 2009‡.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning Balance, March 31, 2008	$3,233,548
Total realized gains or losses included in earnings	(124,971)
Total unrealized gains or losses included in earnings	(784,689)
Purchases, including capitalized PIK interest(1)	503,137
Sales	(340,134)
Transfer in and/or out of Level 3	—

Ending Balance, March 31, 2009	$2,486,891

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations.	$(847,080)

(1)	Includes amortization of approximately $31,359
‡	With the adoption of fair value measurement and disclosure guidance, the Company has reclassified the ending balance, March 31, 2009, to conform to the current period’s presentation.

Note 7. Foreign Currency Transactions and Translations

At March 31, 2010, the Company had outstanding non-US borrowings on its multicurrency revolving credit facility denominated in euros, pounds sterling, and Canadian dollars. Unrealized appreciation or depreciation on these outstanding borrowings is indicated in the table below:

Foreign Currency	Local Currency		Original Borrowing Cost	Current Value	Reset Date	Unrealized Appreciation (Depreciation)
British Pound		£2,000	$3,565	$3,034	04/13/2010	$531
Euro		€7,500	11,131	10,148	04/16/2010	983
Euro		€13,000	18,591	17,590	04/16/2010	1,001
Canadian Dollar	C$	11,113	10,505	10,954	04/21/2010	(449)
British Pound		£37,500	59,395	56,884	04/26/2010	2,511
Euro		€45,000	58,921	60,889	04/26/2010	(1,968)
Euro		€11,500	15,058	15,561	04/29/2010	(503)
British Pound		£13,000	21,471	19,720	04/29/2010	1,751
Canadian Dollar	C$	29,700	25,161	29,274	05/25/2010	(4,113)
Canadian Dollar	C$	22,500	19,189	22,177	06/08/2010	(2,988)
Canadian Dollar	C$	15,000	13,035	14,785	06/29/2010	(1,750)
Canadian Dollar	C$	3,000	2,318	2,957	06/30/2010	(639)

			$258,340	$263,973		$(5,633)

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

Note 8. Expense Offset Arrangement

The Company benefits from an expense offset arrangement with JPMorgan Chase Bank, N.A. (“custodian bank”) whereby the Company earns credits on any uninvested US dollar cash balances held by the custodian bank. These credits are applied by the custodian bank as a reduction of the monthly custody fees charged to the Company. The total amount of credits earned during the years ended March 31, 2010, 2009, and 2008 are $0, $217, and $273, respectively.

Note 9. Cash Equivalents

There were $449,828 and $0 of cash equivalents held at March 31, 2010 and March 31, 2009, respectively.

Note 10. Repurchase Agreements

The Company may enter into repurchase agreements as part of its investment program. The Company’s custodian takes possession of collateral pledged by the counterparty. The collateral is marked-to-market daily to ensure that the value, plus accrued interest, is at least equal to the repurchase price. In the event of default of the obligor to repurchase, the Company has the right to liquidate the collateral and apply the proceeds in satisfaction of the obligation. Under certain circumstances, in the event of default or bankruptcy by the counterparty to the agreement, realization and/or retention of the collateral or proceeds may be subject to legal proceedings. There were no repurchase agreements outstanding at March 31, 2010 or March 31, 2009.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

Note 11. Financial Highlights

The following is a schedule of financial highlights for the years ended March 31, 2010, 2009, 2008, 2007, and 2006:

	Fiscal Year Ended March 31,
	2010	2009	2008	2007	2006
Per Share Data:
Net asset value, beginning of period	$9.82	$15.83	$17.87	$15.15	$14.27

Net investment income	1.26	1.48	1.82	1.49	1.41
Net realized and unrealized gain (loss)	0.45	(5.74)	(1.90)	2.11	0.49

Net increase (decrease) in net assets resulting from operations	1.71	(4.26)	(0.08)	3.60	1.90
Dividends to stockholders(1)	(1.14)	(1.86)	(2.06)	(1.96)	(1.62)
Effect of anti-dilution (dilution)	(0.33)	0.11	0.10	1.09	0.61
Offering costs	— *	— *	— *	(0.01)	(0.01)

Net asset value at end of period	$10.06	$9.82	$15.83	$17.87	$15.15

Per share market value at end of period	$12.73	$3.48	$15.83	$21.40	$17.81

Total return(2)	313.0%	(73.90)%	(17.50)%	31.70%	12.94%

Shares outstanding at end of period	176,213,918	142,221,335	119,893,835	103,507,766	81,191,954

Ratio/Supplemental Data:
Net assets at end of period (in millions)	$1,772.8	$1,396.1	$1,897.9	$1,849.7	$1,229.9

Ratio of net investment income to average net assets	12.36%	10.71%	9.85%	9.09%	9.89%

Ratio of operating expenses to average net assets**	7.21%	6.35%	4.92%	7.73%	5.64%
Ratio of credit facility related expenses to average net assets	1.52%	2.54%	2.73%	2.49%	1.44%

Ratio of total expenses to average net assets**	8.73%	8.89%	7.65%	10.22%	7.08%

Average debt outstanding	$1,041,084	$1,193,809	$882,775	$580,209	$325,639 ***

Average debt per share	$6.53	$8.56	$7.88	$6.76	$5.10 ***

Portfolio turnover ratio	17.2%	11.2%	24.2%	43.8%	39.2%

(1)	Dividends and distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under accounting principles generally accepted in the United States of America. Per share amounts reflect total dividends paid divided by average shares for the respective periods.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

(2)	Total return is based on the change in market price per share during the respective periods. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.
*	Represents less than one cent per average share.
**	The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is 7.21% and 8.73%, respectively, at March 31, 2010, inclusive of the expense offset arrangement (see Note 8). At March 31, 2009, the ratios were 6.33% and 8.87%, respectively. At March 31, 2008, the ratios were 4.91% and 7.64%, respectively. At March 31, 2007, the ratios were 7.72% and 10.21%, respectively. At March 31, 2006, the ratios were 5.63% and 7.07%, respectively.
***	Average debt outstanding and per share are calculated from July 8, 2005 (the date of the Company’s first borrowing from its revolving credit facility) through March 31, 2006, and average debt per share is calculated as average debt outstanding divided by the average shares outstanding during the period (in 000’s).

Note 12. Credit Agreement and Borrowings

Under the terms of the Amended and Restated Senior Secured Revolving Credit Agreement dated March 31, 2006 (the “Facility”), as amended on December 21, 2009, certain lenders agreed to extend credit to Apollo Investment in an aggregate principal or face amount not exceeding $1,558,750 at any one time outstanding. The Facility also permits Apollo Investment to seek additional commitments from new and existing lenders in the future, up to an aggregate amount not to exceed $2,000,000. On December 21, 2009, Apollo Investment amended the Facility to extend the maturity date of certain lenders’ commitments totaling $1,178,750 until April 12, 2013. The commitments of certain non-extended lenders totaling $380,000 will mature on April 13, 2011. The Facility is secured by substantially all of the assets in Apollo Investment’s portfolio, including cash and cash equivalents. Pricing with respect to the commitments of extended lenders is at 300 basis points over LIBOR while pricing with respect to the non-extended lenders remains at 100 basis points over LIBOR. The Facility contains affirmative and restrictive covenants, including: (a) periodic financial reporting requirements, (b) maintaining minimum stockholders’ equity of the greater of (i) 40% of the total assets of Apollo Investment and its consolidated subsidiaries as at the last day of any fiscal quarter and (ii) the sum of (A) $725,000 plus (B) 25% of the net proceeds from the sale of equity interests in Apollo Investment after the closing date of the Facility, (c) maintaining a ratio of total assets, less total liabilities (other than indebtedness) to total indebtedness, in each case of Apollo Investment and its consolidated subsidiaries, of not less than 2.0:1.0, (d) maintaining minimum liquidity, (e) limitations on the incurrence of additional indebtedness, including a requirement to meet a certain minimum liquidity threshold before Apollo Investment can incur such additional debt, (f) limitations on liens, (g) limitations on investments (other than in the ordinary course of Apollo Investment’s business), (h) limitations on mergers and disposition of assets (other than in the normal course of Apollo Investment’s business activities), (i) limitations on the creation or existence of agreements that permit liens on properties of Apollo Investment’s consolidated subsidiaries and (j) limitations on the repurchase or redemption of certain unsecured debt and debt securities. In addition to the asset coverage ratio described in clause (c) of the preceding sentence, borrowings under the Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in Apollo Investment’s portfolio. The Facility is used to supplement Apollo Investment’s equity capital to make additional portfolio investments and for other general corporate purposes.

The average debt outstanding on the Facility was $1,041,084 and $1,193,809 for the fiscal years ended March 31, 2010 and 2009, respectively. The weighted average annual interest cost for the fiscal year ended March 31, 2010 was 1.87%, exclusive of 0.48% for commitment fees and for other prepaid expenses related to establishing the Facility. The weighted average annual interest cost for the fiscal year ended March 31, 2009 was 3.89%, exclusive of 0.21% for commitment fees and for other prepaid expenses related to establishing the Facility. This

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

weighted average annual interest cost reflects the average interest cost for all borrowings, including EURIBOR, CAD LIBOR, GBP LIBOR and USD LIBOR. The maximum amount borrowed during the fiscal year ended March 31, 2010 and 2009 was $1,163,167 and $1,685,285, respectively, at value. The remaining capacity under the Facility was $498,134 at March 31, 2010. At March 31, 2010, the Company was in compliance with all financial covenants required by the Facility.

Note 13(a). Income Tax Information and Distributions to Stockholders

The tax character of dividends for the fiscal year ended March 31, 2010 was as follows:

Ordinary income	$181,356

As of March 31, 2010, the components of accumulated losses on a tax basis were as follows1:

Distributable ordinary income	$134,555
Capital loss carryforward	(258,513)[2]
Other book/tax temporary differences	(383,536)
Unrealized depreciation	(365,563)

Total accumulated losses	$(873,057)

As of March 31, 2010, we had a post-October loss deferral of $334,196.

1	Tax information for the fiscal year ended March 31, 2010 is an estimate and will not be finally determined until the Company files its 2010 tax return in December 2010.
2	On March 31, 2010, the Company had net capital loss carryforwards of $59,182 and $199,331, which expire in 2017 and 2018, respectively. These amounts will be available to offset like amounts of any future taxable gains. It is unlikely that capital gains distributions will be paid to shareholders of the Company until net gains have been realized in excess of such capital loss carryforward or the carryforward expires.

The tax character of dividends paid during the fiscal year ended March 31, 2009 was as follows:

Ordinary income	$258,843

As of March 31, 2009, the components of accumulated losses on a tax basis were as follows:

Distributable ordinary income	$84,182
Capital loss carryforward	(59,182)[1]
Other book/tax temporary differences	(44,466)
Unrealized depreciation	(936,743)

Total accumulated losses	$(956,209)

As of March 31, 2009, we had a post-October currency loss deferral of $61,725.

1	On March 31, 2009, the Company had a net capital loss carryforward of $59,182, which expires in 2017. This amount will be available to offset like amounts of any future taxable gains. It is unlikely that capital gains distributions will be paid to shareholders of the Company until net gains have been realized in excess of such capital loss carryforward or the carryforward expires.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

Note 13(b). Other Tax Information

The percentage of ordinary income distributions paid during the fiscal year ended March 31, 2010 eligible for qualified dividend income treatment is 5.39%. The percentage of ordinary income distributions paid during the fiscal year ended March 31, 2010 eligible for the 70% dividends received deduction for corporate stockholders is 5.39%.

The percentage of ordinary income distributions paid during the fiscal year ended March 31, 2009 eligible for qualified dividend income treatment is 5.47%. The percentage of ordinary income distributions paid during the fiscal year ended March 31, 2009 eligible for the 70% dividends received deduction for corporate stockholders is 5.47%.

Note 14. Selected Quarterly Financial Data (unaudited)

Quarter Ended	Investment Income		Net Investment Income		Net Realized And Unrealized Gain (Loss) on Assets		Net Increase (Decrease) In Net Assets From Operations
	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
March 31, 2010	87,657	0.50	48,532	0.28	(58,396)	(0.33)	(9,864)	(0.06)
December 31, 2009	85,617	0.51	50,158	0.30	29,365	0.18	79,523	0.48
September 30, 2009	84,403	0.55	51,391	0.34	57,766	0.38	109,157	0.71
June 30, 2009	82,561	0.58	49,330	0.35	35,144	0.25	84,474	0.59

March 31, 2009	85,274	0.60	50,740	0.36	(20,964)	(0.15)	29,776	0.21
December 31, 2008	97,525	0.69	52,787	0.37	(528,330)	(3.71)	(475,543)	(3.34)
September 30, 2008	103,547	0.73	56,491	0.40	(294,443)	(2.07)	(237,952)	(1.67)
June 30, 2008	90,959	0.69	46,313	0.35	25,527	0.19	71,840	0.55

March 31, 2008	90,009	0.75	43,725	0.37	(206,102)	(1.73)	(162,377)	(1.36)
December 31, 2007	92,854	0.78	41,500	0.35	(67,107)	(0.56)	(25,607)	(0.21)
September 30, 2007	86,069	0.81	61,623	0.58	(84,799)	(0.80)	(23,176)	(0.22)
June 30, 2007	88,946	0.86	54,758	0.53	122,964	1.19	177,722	1.72

Note 15. Commitments and Contingencies

The Company has the ability to issue standby letters of credit through our revolving credit facility. As of March 31, 2010 and March 31, 2009, the Company had issued through JPMorgan Chase Bank, N.A. standby letters of credit totaling $3,708 and $3,508, respectively.

Note 16. Subsequent Events

As previously disclosed on April 13, 2010, by InnKeepers USA Trust (“InnKeepers”), a wholly-owned subsidiary of the Company, InnKeepers has not made certain scheduled monthly interest payments on certain of its debt obligations, and has retained financial and legal advisors to assist it in an evaluation of financial alternatives, including a potential restructuring of its balance sheet. On May 21, 2010, the special servicer with respect to certain of InnKeepers’ indebtedness, Midland Loan Services, Inc. filed a complaint against the Company in New York Supreme Court, New York County. The Complaint alleges that InnKeepers has failed to timely complete certain property improvements guaranteed by the Company and asserts a single claim for specific performance of the guaranty. The Company intends to vigorously defend the lawsuit, to which it believes it has meritorious defenses. Innkeepers’ financial distress has caused us to incur significant unrealized depreciation on our investment in Grand Prix Holdings LLC.

On April 27, 2010, the Company closed on its most recent follow-on public equity offering of 17.25 million shares of common stock at $12.40 per share raising approximately $204,300 in net proceeds.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2010 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting, which appears on page 42 of this Form 10-K, is incorporated by reference herein.

(c) Attestation Report of the Independent Registered Public Accounting Firm

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on the Company’s internal control over financial reporting, which is set forth above under the heading “Report of Independent Registered Public Accounting Firm” in Item 8.

(d) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financing reporting that occurred during the fourth fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

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

Directors

Information regarding the board of directors is as follows:

Name	Age	Position	Director Since	Expiration of Term
Interested Directors

John J. Hannan	57	Chairman of the Board	2004	2012

James C. Zelter	47	Chief Executive Officer & Director	2008	2012

Independent Directors

Ashok N. Bakhru	68	Director	2008	2012

Claudine B. Malone	74	Director	2007	2011

Frank C. Puleo	64	Director	2008	2011

Carl Spielvogel	81	Director	2004	2011

Elliot Stein, Jr.	61	Director	2004	2010

Bradley J. Wechsler	58	Director	2004	2010

The address for each director is c/o Apollo Investment Corporation, 9 West 57th Street, New York, NY 10019.

Executive officers who are not directors

Information regarding our executive officers who are not directors is as follows:

Name	Age	Position
Patrick J. Dalton	41	President and Chief Operating Officer

Richard L. Peteka	48	Chief Financial Officer and Treasurer

John J. Suydam	50	Vice President and Chief Legal Officer

Cindy Z. Michel	36	Vice President and Chief Compliance Officer

Joseph D. Glatt	36	Vice President and Secretary

The address for each executive officer is c/o Apollo Investment Corporation, 9 West 57th Street, New York, NY 10019.

Biographical information

Directors

Our directors have been divided into two groups—independent directors and interested directors. Interested directors are interested persons as defined in the 1940 Act.

Independent Directors

Ashok N. Bakhru (68) Director. Mr. Bakhru became a Director of Apollo Investment Corporation on October 16, 2008. Mr. Bakhru currently serves as the Chairman of the Board of the Goldman Sachs Group of Mutual Funds. Mr. Bakhru served as the Chairman of GS Hedge Fund Partners Registered Fund LLC from 2004 to 2009 and Chairman of GS Hedge Fund Partners Registered Master Fund LLC from 2005 to 2009. Previously Mr. Bakhru was the Chief Financial Officer and Chief Administrative Officer of Coty Inc. in New York City. Prior to that he served at Scott Paper Company in Philadelphia, where he held several senior management positions including Senior Vice President and Chief Financial Officer roles. Mr. Bakhru also serves on the Board of Governors of the Investment Company Institute, the Governing Council of the Independent Directors Council and the Advisory Board of BoardIQ, an investment publication. He has been actively involved with Cornell University, having served on its Council and Administrative Board over the past several years.

Claudine B. Malone (74) Director. Ms. Malone became a Director of Apollo Investment Corporation on April 17, 2007. Ms. Malone is the President and Chief Executive Officer of Financial & Management Consulting Inc. of McLean, Virginia. She also currently serves as a Director of Aviva Life Insurance Company (USA). Previously, Ms. Malone served as a Director of Novell, Inc. from 2003 to 2010, Hasbro, Inc. from 1992 to 2008, Lowe’s Companies Inc. from 1995 to 2005 and Science Applications International Corporation from 1993 to 2006. Ms. Malone was Chairman of the Board of the Federal Reserve Bank of Richmond from 1996 to 1999. She served as a visiting professor at the Colgate-Darden Business School of the University of Virginia from 1984 to 1987, an adjunct professor of the School of Business Administration at Georgetown University from 1982 to 1984 and an assistant and associate professor at the Harvard Graduate School of Business Administration from 1972 to 1981.

Frank C. Puleo (64) Director. Mr. Puleo became a Director of Apollo Investment Corporation on February 4, 2008. Mr. Puleo currently serves as a Director of Commercial Industrial Finance Corp., a credit asset manager, Capital Markets Engineering & Trading Holdings, LLC, a trade processing software and financial engineering company, SLM Corp., a student loan company, and Syncora Capital Assurance, Inc., a monoline financial guaranty and insurance company. Previously Mr. Puleo was a partner at Milbank, Tweed, Hadley & McCloy LLP where he advised clients on structured finance transactions, bank and bank holding company regulatory and securities law matters. Mr. Puleo became a partner of Milbank, Tweed, Hadley & McCloy LLP in 1978 and Co-Chair of the firm’s Global Finance Group in 1995 until retiring at the end of 2006. He was a member of the firm’s Executive Committee from 1982 to 1991 and from 1996 to 2002. Mr. Puleo served as a Lecturer at Columbia University School of Law from 1997 to 2001.

Carl Spielvogel (81) Director. Ambassador Spielvogel became a Director of Apollo Investment Corporation in March 2004. Ambassador Spielvogel is Chairman and Chief Executive Officer of Carl Spielvogel Associates, Inc., an international management and counseling company, from 1997 to 2000, and from 2001 to present. From 2000-2001, Amb. Spielvogel served as U.S. Ambassador to the Slovak Republic, based in Bratislava, Slovakia. He served as a Director of Interactive Data Corporation, Inc. from 1996 to 2009. From 1994 to 1997, Ambassador Spielvogel was Chairman and Chief Executive Officer of the United Auto Group, Inc., one of the first publicly-owned auto dealership groups. Earlier, Ambassador Spielvogel was Chairman and Chief Executive Officer of Backer Spielvogel Bates Worldwide, a global marketing communications company from 1985 to 1994. Ambassador Spielvogel is a Trustee of the Metropolitan Museum of Art; a member of the Board of Trustees and Chairman of the Business Council of the Asia Society; a member of the Board of Trustees of Lincoln Center for the Performing Arts; a member of the Council on Foreign Relations; a member of the Executive Committee of the Council of American Ambassadors’, and a Trustee and member of the Executive Committee of the State University of New York.

Elliot Stein, Jr. (61) Director. Mr. Stein became a Director of Apollo Investment Corporation in March 2004. He currently serves as Lead Independent Director. He has served as Chairman of Caribbean International News Corporation since 1985. He is also a Managing Director of Commonwealth Capital Partners as well as a board member of various private companies including Cloud Solutions LLC, Cohere Communications, RHM Global LLC and Assay Healthcare Solutions. Mr. Stein is a Trustee of Claremont Graduate University and the New School University. He is a member of the Council on Foreign Relations. He formerly served as a Director of VTG Holdings, Bargain Shop Holdings, Inc. and various other private companies.

Bradley J. Wechsler (58) Director. Mr. Wechsler became a Director of Apollo Investment Corporation in April 2004. Mr. Wechsler was the Co-Chairman and Co-Chief Executive Officer of IMAX Corporation from May, 1996 through April, 2009 and is currently Chairman. Previously Mr. Wechsler has had several executive positions in the entertainment industry and finance industries. Mr. Wechsler is a Vice-Chairman of the board of the NYU Hospital and Medical Center, a member of the Executive Committee and chairs its Finance Committee. In addition, he sits on the boards of Assay Healthcare Solutions, the Ethical Culture Fieldston Schools and Math for America. He is also a member of the Academy of Motion Picture Arts and Sciences.

Interested directors

John J. Hannan (57) Chairman of the Board of Directors. Mr. Hannan became a Director of Apollo Investment Corporation in March 2004 and was elected as Chairman of the Board of Directors in August 2006. He served as the Chief Executive Officer from February 2006 to November 2008. Mr. Hannan, a senior partner of Apollo Management, L.P., co-founded Apollo Management, L.P. in 1990. He formerly served as a director for Vail Resorts, Inc. and Goodman Global, Inc.

James C. Zelter (47) Chief Executive Officer and Director. Mr. Zelter joined Apollo in 2006. He became the Chief Executive Officer and a Director of Apollo Investment Corporation in November 2008. He is the Managing Partner of Apollo Capital Management (“ACM”). The funds in the ACM platform include: Apollo Strategic Value Fund, Apollo Credit Opportunity Fund I and II, Apollo Asia Opportunity Fund and Apollo European Principal Finance Fund. ACM also includes Apollo Investment Management, L.P. the investment manager to Apollo Investment Corporation. Prior to joining Apollo, Mr. Zelter was with Citigroup and its predecessor companies from 1994 to 2006. From 2003 to 2005, Mr. Zelter was Chief Investment Officer of Citigroup Alternative Investments, and prior to that he was responsible for the firm’s Global High Yield franchise.

Executive officers who are not directors

Patrick J. Dalton (41) President and Chief Operating Officer. Mr. Dalton joined Apollo in June 2004 as a partner and a member of Apollo Investment Management’s Investment Committee. Mr. Dalton was appointed Chief Investment Officer of Apollo Investment Management in November 2006. He was also appointed Executive Vice President of Apollo Investment Corporation in November 2006 and promoted to President and Chief Operating Officer in November 2008. Before joining Apollo, Mr. Dalton was a Vice President with Goldman, Sachs & Co.’s Principal Investment Area as an investment professional in the Goldman Sachs Mezzanine Partners’ Funds since 2000. Prior to Goldman Sachs, Mr. Dalton spent 10 years with The Chase Manhattan Bank from 1990 to 2000, most recently as Vice President in the Acquisition Finance Department of Chase Securities, Inc.

Richard L. Peteka (48) Chief Financial Officer and Treasurer. Mr. Peteka joined Apollo Investment Corporation in June 2004. Prior to that, he was Chief Financial Officer and Treasurer of various closed-end and open-end registered investment companies for Citigroup Asset Management. He joined Citigroup Asset Management as a Director in July 1999.

John J. Suydam (50) Chief Legal Officer and Vice President. Mr. Suydam joined Apollo Investment Corporation in 2006. Mr. Suydam also serves as the Chief Legal Officer of Apollo Global Management, LLC, a position he has held since 2006. From 2002 to 2006, Mr. Suydam was a partner at O’Melveny & Myers LLP, where he served as head of Mergers & Acquisitions and co-head of the Corporate Department. Prior to that time, Mr. Suydam served as chairman of the law firm O’Sullivan, LLP which specialized in representing private equity investors. Mr. Suydam serves on the board of directors of the Big Apple Circus.

Cindy Z. Michel (36) Chief Compliance Officer and Vice President. Ms. Michel was appointed Chief Compliance Officer and Vice President of Apollo Investment Corporation in 2010. Ms. Michel joined Apollo Global Management, LLC in 2007 as its Director of Compliance and continues to serve in this role. Prior to joining Apollo, Ms. Michel served as the Director of Compliance of the Private Equity Division at Lehman Brothers. Prior to that, she was associated with the investment bank Credit-Suisse Securities as a member of its Compliance Department supporting the Private Equity and Investment Banking businesses. Before joining Credit-Suisse, Ms. Michel was associated with the law firm of DLA Piper.

Joseph D. Glatt (36) Secretary and Vice President. Mr. Glatt was appointed Secretary of Apollo Investment Corporation in 2010 and Vice President in 2009. Mr. Glatt is also currently General Counsel of Apollo Capital Management L.P., a position he has held since 2007. Previously, Mr. Glatt was associated with the law firms of Simpson Thacher & Bartlett LLP from 1998 to 2003 and Schulte Roth & Zabel LLP from 2003 to 2007, in each case, primarily focusing on mergers and acquisitions, leveraged buyouts and capital markets activities.

Additional information required by this item, including for example, director qualifications, is contained in the Registrant’s definitive Proxy Statement for its 2010 Annual Stockholders Meeting under the caption, “Information about the Nominees and Directors” to be filed with the Securities and Exchange Commission within 120 days after March 31, 2010 and is incorporated herein by reference.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the Securities and Exchange Commission and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4 and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the fiscal year ended March 31, 2010, all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

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

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Apollo Investment Corporation does not currently have any employees. The executive officers of the company are either employees of our investment adviser, Apollo Investment Management (“adviser”), or our administrator, Apollo Investment Administration (“administrator”). The adviser and administrator provide necessary services to the business, pursuant to the terms of our investment advisory and management agreement and our administration agreement. Our day-to-day investment operations are managed by our investment adviser. Most of the services necessary for the origination and administration of our investment portfolio are provided by investment professionals employed by the adviser. In addition, we generally reimburse the administrator for our allocable portion of expenses incurred by it in performing its obligations under the administration agreement, including our allocable portion of the cost of our chief financial officer, chief compliance officer and their respective staffs.

Summary Compensation Table

The following table shows information regarding the compensation expected to be received by the independent directors and executive officers for the fiscal year ended March 31, 2010. No compensation is paid to directors who are “interested persons.”

Name	Aggregate compensation from Apollo Investment	Pension or retirement benefits accrued as part of our expenses(1)	Total compensation from Apollo Investment paid to director/ officer
Independent directors
Ashok Bakhru	$136,500	None	$136,500
Claudine B. Malone	144,000	None	144,000
Frank C. Puleo	135,000	None	135,000
Carl Spielvogel	133,000	None	133,000
Elliot Stein, Jr.	140,500	None	140,500
Bradley J. Wechsler	122,000	None	122,000

Interested directors
John J. Hannan	None	None	None
James C. Zelter(2)	None	None	None

Executive Officers
Patrick J. Dalton	None	None	None
Richard L. Peteka(3)	None	None	None
John J. Suydam	None	None	None
Cindy Michel	None	None	None
Joseph Glatt	None	None	None

(1)	We do not have a profit sharing or retirement plan, and directors do not receive any pension or retirement benefits.
(2)	James C. Zelter is also an executive officer of Apollo Investment Corporation.
(3)	Richard L. Peteka is an employee of Apollo Administration.

The independent directors’ annual fee is $100,000. The independent directors also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting, $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended, and $1,500 for each telephonic committee or board meeting attended. In addition, the Chairman of the Audit Committee receives an annual fee of $7,500 and each chairman of any other committee receives an annual fee of $2,500 for additional services in these capacities. Further, we purchase directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees paid in shares of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment.

Additional information required by this item, including for example, compensation of officers and directors, is contained in the Registrant’s definitive Proxy Statement for its 2010 Annual Stockholders Meeting under the caption, “Compensation of Directors and Executive Officers” to be filed with the Securities and Exchange Commission within 120 days after March 31, 2010 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of March 31, 2010, there were no persons that owned 25% or more of our outstanding voting securities, and no person would be deemed to control us, as such term is defined in the 1940 Act.

Our directors have been divided into two groups—interested directors and independent directors. Interested directors are “interested persons” as defined in the Investment Company Act of 1940.

The following table sets forth, as of March 31, 2010, certain ownership information with respect to our common stock for those persons whom we believe, based on public filings and/or information provided by such persons, directly or indirectly owned, controlled or held with the power to vote, 5% or more of our outstanding common stock as of that date and all officers and directors, as a group. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power.

Name and address	Type of ownership(1)	Shares owned	Percentage of common stock outstanding
BlackRock, Inc.(2)	Beneficial	10,712,395	6.07%

Thornburg Investment Management Inc.(3)	Beneficial	9,800,435	5.56%

All officers and directors as a group (13 persons)(4)	Beneficial	320,469	* %

*	Represents less than 1%.
(1)	All of our common stock is owned of record by Cede & Co., as nominee of the Depository Trust Company.
(2)	The principal address for BlackRock, Inc. is 40 East 52nd Street, New York, NY 10022.
(3)	The principal address for Thornburg Investment Management Inc. is 2300 North Ridgetop Road, Sante Fe, New Mexico, 87506.
(4)	The address for all officers and directors is c/o Apollo Investment Corporation, 9 West 57th Street, New York, NY 10019.

The following table sets forth the dollar range of our equity securities beneficially owned by each of our directors as of March 31, 2010. (We are not part of a “family of investment companies,” as that term is defined in the 1940 Act.)

Name of Director	Dollar Range of Equity Securities in Apollo Investment(1)
Independent Directors
Ashok Bakhru	$ 100,001 – $ 500,000
Claudine B. Malone	$ 100,001 – $ 500,000
Frank C. Puleo	$ 100,001 – $ 500,000
Carl Spielvogel	$ 50,001 – $ 100,000
Elliot Stein, Jr.	$ 100,001 – $ 500,000
Bradley J. Wechsler	$ 500,001 – $1,000,000

Interested Directors
John J. Hannan	$ 500,001 – $1,000,000	(2)
James C. Zelter	Over $1,000,000

(1)	Dollar ranges are as follows: None, $1—$10,000, $10,001—$50,000, $50,001—$100,000, $100,001—$500,000, $500,001—$1,000,000 or over $1,000,000.
(2)	Dollar range includes 69,782 shares held through indirect beneficial ownership of a family trust.

Additional information required by this item, including for example, security ownership of management, is contained in the Registrant’s definitive Proxy Statement for its 2010 Annual Stockholders Meeting under the caption, “Security Ownership of Certain Beneficial Owners and Management” to be filed with the Securities and Exchange Commission within 120 days after March 31, 2010 and is incorporated herein by reference.

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

We have entered into a royalty-free license agreement with AIM, pursuant to which AIM has agreed to grant us a non-exclusive license to use the name “Apollo.” Under the license agreement, we have the right to use the “Apollo” name for so long as AIM or one of its affiliates remains our investment adviser. In addition, we rent office space from AIA, an affiliate of AIM, and pay Apollo Administration our allocable portion of overhead and other expenses incurred by Apollo Administration in performing its obligations under our administration agreement with AIA, including our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs, which can create conflicts of interest that our board of directors must monitor. We may invest, to the extent permitted by law, on a concurrent basis with affiliates of AIM, subject to compliance with applicable regulations and our allocation procedures.

Further information relating to relationships and director independence is hereby incorporated by reference from our 2010 Proxy Statement under the caption “Certain Relationships and Transactions.”

Item 14. Principal Accountant Fees and Services

The audit committee of the board of directors selected PricewaterhouseCoopers LLP as independent auditors for the Company for the fiscal year ending March 31, 2010. The audit committee has received the written disclosures and the letter from the independent accountant required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the audit committee concerning independence, and has discussed with the independent accountant the independent accountant’s independence.

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings. Audit fees billed during the fiscal years ending March 31, 2010 and March 31, 2009 were $580,000 and $637,000, respectively.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. Audit-related fees billed during the fiscal years ending March 31, 2010 and March 31, 2009 were $126,000 and $253,000, respectively.

Tax Services Fees: Tax services fees consist of fees billed for professional tax services. These services also include assistance regarding federal, state, and local tax compliance. Tax services and fees billed during the fiscal years ending March 31, 2010 and March 31, 2009 were $31,920 and $30,000, respectively, which represented work related to preparation of tax returns, our RIC qualification, excise tax distribution requirements, form extensions, etc.

All Other Fees: Other fees would include fees for products and services other than the services reported above, of which there were none in the fiscal years ended March 31, 2010 and March 31, 2009.

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

The Audit Committee has discussed with PricewaterhouseCoopers LLP, the Company’s independent auditors, matters required to be discussed by the statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1, AU section 380),1 as adopted by the Public Company Accounting Oversight Board in Rule 3200T.

Based on the Audit Committee’s discussion with management and the independent auditors, the Audit Committee’s review of the audited financial statements, the representations of management and the report of the independent auditors to the Audit Committee, the Audit Committee has recommended that the board of directors include the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 for filing with the Securities and Exchange Commission. The Audit Committee has also appointed PricewaterhouseCoopers LLP to serve as independent auditors for the fiscal year ended March 31, 2011.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements.

Refer to Item 8 above.

(a)(2)	Financial Statement Schedules

None.

(a)(3)	Exhibits

	3.1(a)	Articles of Amendment(1)

	3.1(b)	Articles of Amendment and Restatement(2)

	3.2	Third Amended and Restated Bylaws(3)

	4.1	Form of Stock Certificate(4)

	10.1	Amended and Restated Investment Advisory Management Agreement between Registrant and Apollo Investment Management, L.P.*

	10.2	Amended and Restated Administration Agreement between Registrant and Apollo Investment Administration, LLC*

	10.3	Dividend Reinvestment Plan(5)

	10.4	Custodian Agreement(2)

	10.5	License Agreement between the Registrant and Apollo Management, L.P.(2)

	10.6	Form of Transfer Agency and Service Agreement(2)

	10.7	Amendment No. 1 to Amended and Restated Senior Secured Revolving Credit Agreement(6)

	11.1	Statement regarding computation of per share earnings*

	14.1	Code of Conduct(7)

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

	32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).*

	32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).*

*	Filed herewith.
(1)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on June 20, 2005.
(2)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 3 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 1, 2004.
(3)	Incorporated by reference from the Registrant’s Form 8-K, filed on November 6, 2009.
(4)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on March 12, 2004.
(5)	Incorporated by reference from the Registrant’s Form 10-K, filed on June 12, 2006.
(6)	Incorporated by reference from the Registrant’s Form 8-K filed on December 23, 2009.
(7)	Incorporated by reference from the Registrant’s Form 10-K, filed on May 29, 2008.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO INVESTMENT CORPORATION

By:	/s/ James C. Zelter
James C. Zelter Chief Executive Officer May 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ James C. Zelter James C. Zelter	Chief Executive Officer (principal executive officer)	May 26, 2010

/s/ Richard L. Peteka Richard L. Peteka	Chief Financial Officer and Treasurer (principal financial and accounting officer)	May 26, 2010

/s/ Patrick J. Dalton Patrick J. Dalton	President and Chief Operating Officer	May 26, 2010

/s/ John J. Hannan John J. Hannan	Chairman of the Board, Director	May 26, 2010

/s/ Ashok Bakhru Ashok Bakhru	Director	May 26, 2010

/s/ Claudine B. Malone Claudine B. Malone	Director	May 26, 2010

/s/ Frank C. Puleo Frank C. Puleo	Director	May 26, 2010

/s/ Carl Spielvogel Carl Spielvogel	Director	May 26, 2010

/s/ Elliot Stein, Jr. Elliot Stein, Jr.	Director	May 26, 2010

/s/ Bradley J. Wechsler Bradley J. Wechsler	Director	May 26, 2010