Form 10-Q
period 2010-06-30
APOLLO INVESTMENT CORP
filed 2010-08-04
CIK 1278752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2010

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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of August 4, 2010 was 194,460,328.

APOLLO INVESTMENT CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2010

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Apollo Investment”, “Company”, “AIC”, “Fund”, “we”, “us” and “our” refer to Apollo Investment Corporation unless the context otherwise states.

Item 1. Financial Statements

APOLLO INVESTMENT CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share amounts)

	June 30, 2010 (unaudited)	March 31, 2010
Assets
Non-controlled/non-affiliated investments, at value (cost—$2,913,402 and $2,782,880, respectively)	$2,677,725	$2,677,893
Non-controlled/affiliated investments, at value (cost—$102,648 and $102,135, respectively)	96,764	83,136
Controlled investments, at value (cost—$359,290 and $357,590, respectively)	73,807	92,551
Cash equivalents, at value (cost—$199,929 and $449,852, respectively)	199,923	449,828
Cash	15,340	7,040
Foreign currency (cost—$3,742 and $30,705, respectively)	3,685	30,717
Receivable for investments sold	1,935	49,643
Interest receivable	44,041	43,139
Dividends receivable	11	5,700
Miscellaneous income receivable	—	788
Receivable from investment adviser	—	611
Prepaid expenses and other assets	21,792	24,070

Total assets	$3,135,023	$3,465,116

Liabilities
Credit facility payable (see note 7 & 12)	$993,034	$1,060,616
Payable for investments and cash equivalents purchased	213,551	549,009
Dividends payable	54,276	49,340
Management and performance-based incentive fees payable (see note 3)	24,761	26,363
Interest payable	2,436	2,132
Accrued administrative expenses	2,094	1,722
Other liabilities and accrued expenses	1,969	3,128

Total liabilities	$1,292,121	$1,692,310

Net Assets
Common stock, par value $.001 per share, 400,000 and 400,000 common shares authorized, respectively, and 193,845 and 176,214 issued and outstanding, respectively	$194	$176
Paid-in capital in excess of par (see note 2f)	2,854,352	2,645,687
Undistributed net investment income (see note 2f)	91,428	104,878
Accumulated net realized loss (see note 2f)	(579,403)	(583,270)
Net unrealized depreciation	(523,669)	(394,665)

Total net assets	$1,842,902	$1,772,806

Total liabilities and net assets	$3,135,023	$3,465,116

Net Asset Value Per Share	$9.51	$10.06

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share amounts)

	Three months ended
	June 30, 2010	June 30, 2009
INVESTMENT INCOME:
From non-controlled/non-affiliated investments:
Interest	$72,505	$75,297
Dividends	920	3,236
Other income	1,669	1,269
From non-controlled/affiliated investments:
Interest	3,154	—
From controlled investments:
Dividends	—	2,759

Total Investment Income	78,248	82,561

EXPENSES:
Management fees (see note 3)	$14,554	$12,722
Performance-based incentive fees (see note 3)	10,207	12,332
Interest and other credit facility expenses	9,894	5,068
Administrative services expense	1,396	1,309
Other general and administrative expenses	1,370	1,800

Total expenses	37,421	33,231

Net investment income	$40,827	$49,330

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS AND FOREIGN CURRENCIES:
Net realized gain (loss):
Investments and cash equivalents	$780	$(98,078)
Foreign currencies	3,087	(157)

Net realized gain (loss)	3,867	(98,235)

Net change in unrealized gain (loss):
Investments and cash equivalents	(137,959)	151,835
Foreign currencies	8,955	(18,455)

Net change in unrealized gain (loss)	(129,004)	133,380

Net realized and unrealized gain (loss) from investments, cash equivalents and foreign currencies	(125,137)	35,145

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(84,310)	$84,475

EARNINGS (LOSS) PER SHARE (see note 5)	$(0.45)	$0.59

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except shares)

	Three months ended June 30, 2010 (unaudited)	Year ended March 31, 2010
Increase (Decrease) in net assets from operations:
Net investment income	$40,827	$199,410
Net realized gain (loss)	3,867	(473,027)
Net change in unrealized gain (loss)	(129,004)	536,907

Net increase (decrease) in net assets resulting from operations	(84,310)	263,290

Dividends and distributions to stockholders:	(54,277)	(181,356)

Capital share transactions:
Net proceeds from shares sold	204,275	280,823
Less offering costs	(427)	(618)
Reinvestment of dividends	4,835	14,529

Net increase in net assets from capital share transactions	208,683	294,734

Total increase in net assets:	70,096	376,668
Net assets at beginning of period	1,772,806	1,396,138

Net assets at end of period	$1,842,902	$1,772,806

Capital share activity:
Shares sold	17,250,000	32,200,000
Shares issued from reinvestment of dividends	380,709	1,792,583

Net increase in capital share activity	17,630,709	33,992,583

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three months ended June 30,
	2010	2009
Cash Flows from Operating Activities:
Net Increase (Decrease) in Net Assets Resulting from Operations	$(84,310)	$84,475
Adjustments to reconcile net increase (decrease):
Purchase of investments (including net amortization and capitalized PIK)	(244,531)	(93,835)
Proceeds from disposition of investment securities and cash equivalents	112,637	78,291
Increase from foreign currency transactions	3,040	39
Decrease in interest and dividends receivable	4,787	6,891
Decrease in prepaid expenses and other assets	3,677	1,472
Decrease in management and performance-based incentive fees payable	(1,602)	(260)
Increase (decrease) in interest payable	304	(208)
Decrease in accrued expenses	(787)	(725)
Decrease in payable for investments and cash equivalents purchased	(335,458)	(1,155)
Decrease in receivables for investments sold	47,708	—
Net change in unrealized depreciation (appreciation) on investments, cash equivalents, foreign currencies and other assets and liabilities	129,004	(133,380)
Net realized loss (gain) on investments and cash equivalents	(3,867)	98,235

Net Cash Provided (Used) by Operating Activities	$(369,398)	$39,840

Cash Flows from Financing Activities:
Net proceeds from the issuance of common stock	$204,275	$—
Offering costs from the issuance of common stock	(427)	—
Dividends paid in cash	(44,505)	(36,978)
Borrowings under credit facility	465,211	151,145
Payments under credit facility	(523,723)	(155,500)

Net Cash Provided (Used) by Financing Activities	$100,831	$(41,333)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(268,567)	$(1,493)
Effect of exchange rates on cash balances	(70)	2
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$487,585	$6,607

CASH AND CASH EQUIVALENTS, END OF PERIOD	$218,948	$5,116

Non-cash financing activities consist of the reinvestment of dividends totaling $4,835 and $0, respectively (in thousands).

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited)

June 30, 2010

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED PORTFOLIO COMPANIES — 145.3%	Industry	Par Amount*	Cost	Fair Value(1)
CORPORATE DEBT — 132.5%
BANK DEBT/SENIOR SECURED LOANS — 46.0%(2)
1st Lien Bank Debt/Senior Secured Loans — 1.6%
ATI Acquisition Company, 12/30/14	Education	$18,408	$17,729	$18,131
Fox Acquisition Sub LLC, 7/14/15	Broadcasting & Entertainment	1,879	1,690	1,820
Playpower, Inc., 6/30/12	Leisure Equipment	10,890	9,913	9,801

Total 1st Lien Bank Debt/Senior Secured Loans			$29,332	$29,752

2nd Lien Bank Debt/Senior Secured Loans — 44.4%
AB Acquisitions UK Topco 2 Limited (Alliance Boots), 7/9/16 †	Retail	£11,400	$20,032	$14,753
AB Acquisitions UK Topco 2 Limited (Alliance Boots), 7/9/16 †	Retail	€3,961	5,514	4,197
Advantage Sales & Marketing, Inc., 5/5/17	Grocery	$50,000	49,508	49,500
Asurion Corporation, 7/3/15	Insurance	148,300	147,066	144,870
BNY ConvergEx Group, LLC, 4/2/14	Business Services	83,229	80,852	81,731
Clean Earth, Inc., 13.00%, 8/1/14	Environmental	25,000	25,000	24,875
Datatel, Inc., 12/9/16	Education	20,000	19,925	20,250
Dresser, Inc., 5/4/15	Industrial	62,938	62,667	58,414
Educate, Inc., 6/14/14	Education	9,968	9,968	9,146
Garden Fresh Restaurant Corp., 12/11/13	Retail	46,600	46,600	47,485
Generics International, Inc., 4/30/15	Healthcare	20,000	19,934	19,600
Infor Enterprise Solutions Holdings, Inc., Tranche B-1, 3/2/14 †	Business Services	5,000	5,000	3,625
Infor Enterprise Solutions Holdings, Inc., 3/2/14 †	Business Services	15,000	14,890	11,175
Infor Global Solutions European Finance S.á.R.L., 3/2/14	Business Services	€6,210	8,263	5,363
IPC Systems, Inc., 6/1/15	Telecommunications	$44,250	41,278	36,838
Kronos, Inc., 6/11/15	Electronics	60,000	60,000	56,200
Ozburn-Hessey Holding Company LLC, 10/8/16	Logistics	38,000	37,963	37,525
Ranpak Corp., 12/27/14(3) †	Packaging	43,550	37,793	42,244
Ranpak Corp., 12/27/14(4) †	Packaging	€21,970	27,232	26,104

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2010

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED PORTFOLIO COMPANIES — 145.3%	Industry	Par Amount*	Cost	Fair Value(1)
2nd Lien Bank Debt/Senior Secured Loans — (continued)
RSA Holdings Corp. of Delaware (American Safety Razor), 1/30/14	Consumer Products	$1,000	$786	$125
Sedgwick Holdings, Inc., 5/26/17	Business Services	25,000	24,627	24,844
Sheridan Holdings, Inc., 6/15/15	Healthcare	67,847	66,982	65,608
TransFirst Holdings, Inc., 6/15/15	Financial Services	37,291	36,378	33,898

Total 2nd Lien Bank Debt/Senior Secured Loans			$848,258	$818,370

TOTAL BANK DEBT/SENIOR SECURED LOANS			$877,590	$848,122

Subordinated Debt/Corporate Notes — 86.5%
AB Acquisitions UK Topco 2 Limited (Alliance Boots), GBP L+650, 7/9/17	Retail	£41,295	$79,913	$50,970
Allied Security Holdings LLC, 13.75%, 8/21/15	Business Services	$20,000	19,672	20,200
Altegrity Inc., 11.75%, 5/1/16 ♦†	Diversified Service	14,639	9,879	13,600
Altegrity Inc., 10.50%, 11/1/15 ♦†	Diversified Service	13,475	11,916	12,532
American Tire Distributors, Inc., 11.50%, 6/1/18 ♦†	Distribution	25,000	25,000	25,000
American Tire Distributors, Inc., 9.75%, 6/1/17 ♦†	Distribution	10,000	9,877	10,100
Angelica Corporation, 15.00%, 2/4/14	Healthcare	60,000	60,000	64,500
ATI Acquisition Company, L+1100, 12/30/15	Education	38,500	37,772	38,115
BNY ConvergEx Group, LLC, 14.00%, 10/2/14	Business Services	42,943	36,348	44,361
Booz Allen Hamilton Inc., 13.00%, 7/31/16	Consulting Services	23,435	23,119	23,962
Catalina Marketing Corporation, 11.625%, 10/1/17 ♦†	Grocery	42,175	41,344	44,284
Catalina Marketing Corporation, 10.50%, 10/1/15 ♦†	Grocery	5,000	5,097	5,125
Ceridian Corp., 12.25%, 11/15/15 †	Diversified Service	53,250	53,250	48,458
Ceridian Corp., 11.25%, 11/15/15 †	Diversified Service	36,000	35,273	32,580
Cidron Healthcare C S.á.R.L. (Convatec) E+950, 8/1/17	Healthcare	€8,136	12,681	9,691
Delta Educational Systems, Inc., 14.20%, 5/12/13	Education	$19,575	19,203	20,064
Dura-Line Merger Sub, Inc., 14.00%, 9/22/14	Telecommunications	42,654	42,106	42,654
European Directories (DH5) B.V., 15.735%, 7/1/16 *** †	Publishing	€3,726	4,475	—
European Directories (DH7) B.V., E+950, 7/1/15 *** †	Publishing	17,871	21,846	—
First Data Corporation, 11.25%, 3/31/16 †	Financial Services	$40,000	33,964	29,800
First Data Corporation, 9.875%, 9/24/15 †	Financial Services	45,500	40,301	34,864
FleetPride Corporation, 11.50%, 10/1/14 ♦†	Transportation	47,500	47,500	46,075

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2010

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED PORTFOLIO COMPANIES — 145.3%	Industry	Par Amount*	Cost	Fair Value(1)
Subordinated Debt/Corporate Notes — (continued)
Fox Acquisition Sub LLC, 13.375%, 7/15/16 ♦	Broadcasting & Entertainment	$26,125	$25,908	$25,733
FPC Holdings, Inc. (FleetPride Corporation), 14.00%, 6/30/15 ♦†	Transportation	37,846	37,734	35,575
General Nutrition Centers, Inc., 10.75%, 3/15/15 †	Retail	24,500	24,890	24,500
General Nutrition Centers, Inc., L+450, 3/15/14 †	Retail	12,275	12,157	11,232
Goodman Global Inc., 13.50%, 2/15/16	Manufacturing	25,000	25,590	27,563
Hub International Holdings, 10.25%, 6/15/15 ♦	Insurance	36,232	34,830	33,175
Intelsat Bermuda Ltd., 11.25%, 2/4/17	Broadcasting & Entertainment	90,000	91,951	91,350
Laureate Education, Inc., 11.75%, 8/15/17 ♦	Education	53,540	51,400	54,745
LVI Services, Inc., 17.25%, 11/16/12***	Environmental	53,263	53,263	5,000
MW Industries, Inc., 14.50%, 5/1/14	Manufacturing	61,645	60,871	62,877
NCO Group Inc., 11.875%, 11/15/14	Consumer Finance	22,630	19,109	21,725
N.E.W. Holdings I, LLC, L+750, 3/23/17	Consumer Services	40,000	40,000	39,175
Nielsen Finance LLC, 0% / 12.50%, 8/1/16	Market Research	61,000	56,101	58,179
Pacific Crane Maintenance Company, L.P., 15.00%, 2/15/14***	Machinery	52,074	36,825	885
Playpower Holdings Inc., 15.50%, 12/31/12 ♦	Leisure Equipment	104,716	104,716	79,584
Ranpak Holdings, Inc., 15.00%, 12/27/15	Packaging	70,095	70,095	70,095
RSA Holdings Corp. of Delaware (American Safety Razor), 13.50%, 1/30/15***	Consumer Products	59,308	55,479	—
Sorenson Communications, Inc., 10.50%, 2/1/15 ♦	Consumer Services	32,500	31,925	20,963
SquareTwo Financial Corp. (Collect America, Ltd.), 11.625%, 4/1/17 ♦	Consumer Finance	53,000	52,101	50,350
The Servicemaster Company, 10.75%, 7/15/15 ♦	Diversified Service	52,173	49,692	54,292
TL Acquisitions, Inc. (Thomson Learning), 13.25%, 7/15/15♦†	Education	72,500	72,261	68,150
TL Acquisitions, Inc. (Thomson Learning), 10.50%, 1/15/15♦†	Education	22,000	20,746	20,460
US Foodservice, 10.75%, 6/30/15 ♦	Beverage, Food & Tobacco	81,543	63,770	80,523
U.S. Renal Care, Inc., 13.25%, 5/24/17	Healthcare	20,030	20,030	19,930
Varietal Distribution, 10.75%, 6/30/17	Distribution	22,204	21,676	20,872

Total Subordinated Debt/Corporate Notes			$1,803,656	$1,593,868

TOTAL CORPORATE DEBT			$2,681,246	$2,441,990

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2010

(in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED PORTFOLIO COMPANIES — 145.3%	Industry	Par Amount*	Cost	Fair Value(1)
COLLATERALIZED LOAN OBLIGATIONS — 1.3%
Babson CLO Ltd., Series 2008-2A Class E, L+975, 7/15/18 ♦	Asset Management	$11,000	$10,111	$10,285
Babson CLO Ltd., Series 2008-1A Class E, L+550, 7/20/18 ♦	Asset Management	10,150	7,559	7,651
Westbrook CLO Ltd., Series 2006-1A, L+370, 12/20/20 ♦	Asset Management	11,000	6,730	6,911

TOTAL COLLATERALIZED LOAN OBLIGATIONS			$24,400	$24,847

		Shares
PREFERRED EQUITY — 1.7%
AHC Mezzanine LLC (Advanstar) **	Media	1	$1,063	$298
CA Holding, Inc. (Collect America, Ltd.) Series A **	Consumer Finance	7,961	788	1,592
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 13.50%, 5/12/14	Education	12,360	20,010	20,766
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 12.50% (Convertible)	Education	332,500	5,531	5,531
Varietal Distribution Holdings, LLC, 8.00%	Distribution	3,097	3,929	2,233

TOTAL PREFERRED EQUITY			$31,321	$30,420

EQUITY — 9.8%
Common Equity/Interests — 9.4%
AB Capital Holdings LLC (Allied Security) **	Business Services	2,000,000	$2,000	$2,812
Accelerate Parent Corp. (American Tire)	Distribution	312,500	3,125	3,110
A-D Conduit Holdings, LLC (Duraline) **	Telecommunications	2,778	2,778	3,412
CA Holding, Inc. (Collect America, Ltd.) Series A **	Consumer Finance	25,000	2,500	1,056
CA Holding, Inc. (Collect America, Ltd.) Series AA **	Consumer Finance	4,294	429	859
Clothesline Holdings, Inc. (Angelica) **	Healthcare	6,000	6,000	8,569
Explorer Coinvest LLC (Booz Allen)	Consulting Services	430	4,300	9,033
FSC Holdings Inc. (Hanley Wood LLC) **	Media	10,000	10,000	—
Garden Fresh Restaurant Holding, LLC **	Retail	50,000	5,000	10,586
Gryphon Colleges Corporation (Delta Educational Systems, Inc.)**	Education	17,500	175	3,699
GS Prysmian Co-Invest L.P. (Prysmian Cables & Systems)(5,6)	Industrial	1	—	255
LVI Acquisition Corp. (LVI Services, Inc.) **	Environmental	6,250	2,500	—
MEG Energy Corp.(7)	Oil & Gas	2,176,722	55,006	92,300

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2010

(in thousands, except shares and warrants)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED PORTFOLIO COMPANIES — 145.3%	Industry	Shares	Cost	Fair Value(1)
Common Equity/Interests — (continued)
New Omaha Holdings Co-Invest LP (First Data) **	Financial Services	13,000,000	$65,000	$20,814
PCMC Holdings, LLC (Pacific Crane) **	Machinery	50,000	4,000	—
Penton Business Media Holdings, LLC	Media	124	4,950	4,950
Pro Mach Co-Investment, LLC **	Machinery	150,000	1,500	3,631
RC Coinvestment, LLC (Ranpak Corp.) **	Packaging	50,000	5,000	5,689
Sorenson Communications Holdings, LLC Class A	Consumer Services	454,828	45	2,340
Varietal Distribution Holdings, LLC Class A **	Distribution	28,028	28	—

Total Common Equity/Interests			$174,336	$173,115

		Warrants
Warrants — 0.4%
CA Holding, Inc. (Collect America, Ltd.), Common **	Consumer Finance	7,961	$8	—
Fidji Luxco (BC) S.C.A., Common (FCI) (5) **	Electronics	48,769	491	$2,932
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Common **	Education	9,820	98	1,923
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class A-1 Preferred **	Education	45,947	459	764
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class B-1 Preferred **	Education	104,314	1,043	1,734

Total Warrants			$2,099	$7,353

TOTAL EQUITY			$176,435	$180,468

Total Investments in Non-Controlled/ Non-Affiliated Portfolio Companies			$2,913,402	$2,677,725

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2010

(in thousands, except shares and warrants)

INVESTMENTS IN NON-CONTROLLED/AFFILIATED PORTFOLIO COMPANIES — 5.3%(8)	Industry	Par Amount*	Cost	Fair Value(1)
CORPORATE DEBT — 4.4%
BANK DEBT/SENIOR SECURED LOANS — 3.8%(2)
1st Lien Bank Debt/Senior Secured Loans — 0.1%
Gray Wireline Service, Inc., 10/22/12	Oil & Gas	$1,000	$1,000	$1,000

2nd Lien Bank Debt/Senior Secured Loans — 3.7%
Gray Wireline Service, Inc., 14.00%, 10/22/12	Oil & Gas	$77,796	$77,796	$68,383

TOTAL BANK DEBT/SENIOR SECURED LOANS			$78,796	$69,383

Subordinated Debt/Corporate Notes — 0.6%
DSI Renal Inc., 17.00%, 4/7/14	Healthcare	$10,131	$10,131	$10,516

TOTAL CORPORATE DEBT			$88,927	$79,899

		Shares
EQUITY — 0.9%
Common Equity/Interests — 0.7%
CDSI I Holding Company, Inc. (DSI Renal Inc.)	Healthcare	9,303	$9,300	$13,269
Gray Energy Services, LLC Class H (Gray Wireline) **	Oil & Gas	1,081	2,000	—

Total Common Equity/Interests			$11,300	$13,269

		Warrants
Warrants — 0.2%
CDSI I Holding Company, Inc. Series A (DSI Renal Inc.)	Healthcare	2,031	$773	$1,186
CDSI I Holding Company, Inc. Series B (DSI Renal Inc.)	Healthcare	2,031	645	987
CDSI I Holding Company, Inc. (DSI Renal Inc.) §	Healthcare	6,093,750	1,003	1,423
Gray Holdco, Inc. (Gray Wireline)	Oil & Gas	3,559	—	—

Total Warrants			$2,421	$3,596

TOTAL EQUITY			$13,721	$16,865

Total Investments in Non-Controlled/Affiliated Portfolio Companies			$102,648	$96,764

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2010

(in thousands, except shares)

INVESTMENTS IN CONTROLLED PORTFOLIO COMPANIES — 4.0%(9)	Industry	Shares	Cost	Fair Value(1)
Preferred Equity — 0.0%
Grand Prix Holdings, LLC Series A, 12.00% (Innkeepers USA) ***	Hotels, Motels, Inns & Gaming	2,989,431	$101,346	$0

EQUITY
Common Equity/Interests — 4.0%
AIC Credit Opportunity Fund LLC (10)	Asset Management		$71,741	$60,038
Generation Brands Holdings, Inc. (Quality Home Brands)	Consumer Products	750	—	230
Generation Brands Holdings, Inc. Series H (Quality Home Brands)	Consumer Products	7,500	2,297	2,297
Generation Brands Holdings, Inc. Series 2L (Quality Home Brands)	Consumer Products	36,700	11,242	11,242
Grand Prix Holdings, LLC (Innkeepers USA) **	Hotels, Motels, Inns & Gaming	17,335,834	172,664	—

Total Common Equity/Interests			$257,944	$73,807

TOTAL EQUITY			$257,944	$73,807

Total Investments in Controlled Portfolio Companies			$359,290	$73,807

Total Investments — 154.6%(11)			$3,375,340	$2,848,296

		Par Amount*
CASH EQUIVALENTS — 10.8%
U.S. Treasury Bill, 0.14%, 9/30/10	Government	$200,000	$199,929	$199,923

Total Investments and Cash Equivalents — 165.4%			$3,575,269	$3,048,219
Liabilities in Excess of Other Assets — (65.4%)				(1,205,317)

Net Assets — 100.0%				$1,842,902

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2010

(in thousands)

(1)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see note 2).
(2)	Includes floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the LIBOR (London Inter-bank Offered Rate), EURIBOR (Euro Inter-bank Offered Rate), GBP LIBOR (London Inter-bank Offered Rate for British Pounds), or the prime rate. At June 30, 2010, the range of interest rates on floating rate bank debt was 4.66% to 12.00%.
(3)	Position is held across five US Dollar-denominated tranches with varying yields.
(4)	Position is held across three Euro-denominated tranches with varying yields.
(5)	Denominated in Euro (€).
(6)	The Company is the sole Limited Partner in GS Prysmian Co-Invest L.P.
(7)	Denominated in Canadian dollars.
(8)	Denotes investments in which we are an “Affiliated Person”, as defined in the 1940 Act, due to owning, controlling, or holding the power to vote, 5% or more of the outstanding voting securities of the investment. Transactions during the three months ended June 30, 2010 in these Affiliated investments are as follows:

Name of Issuer	Fair Value at March 31, 2010	Gross Additions	Gross Reductions	Interest/Dividend Income	Fair Value at June 30, 2010
Gray Wireline Service, Inc. 1st Out	$1,000	$—	$—	$20	$1,000
Gray Wireline Service, Inc. 2nd Out	59,251	242	—	2,715	68,383
DSI Renal, Inc., 17.00%	10,057	271	—	419	10,516
CDSI I Holding Company, Inc. Common Equity	10,206	—	—	—	13,269
Gray Energy Services, LLC Class H Common Equity	—	—	—	—	—
CDSI I Holding Company, Inc. Series A Warrant	854	—	—	—	1,186
CDSI I Holding Company, Inc. Series B Warrant	693	—	—	—	987
CDSI I Holding Company, Inc. Contingent Payment Agreement	1,075	—	—	—	1,423
Gray Holdco, Inc. Warrant	—	—	—	—	—

	$83,136	$513	$—	$3,154	$96,764

(9)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the three months ended June 30, 2010 in these Controlled investments are as follows:

Name of Issuer	Fair Value at March 31, 2010	Gross Additions	Gross Reductions	Interest/Dividend Income	Fair Value at June 30, 2010
Grand Prix Holdings, LLC Series A Preferred	$5,268	$—	$—	$—	$—
AIC Credit Opportunity Fund LLC Common Equity (10)	73,514	1,700	—	—	60,038
Generation Brands Holdings, Inc. Common Equity	230	—	—	—	230
Generation Brands Holdings, Inc. Series H Common Equity	2,297	—	—	—	2,297
Generation Brands Holdings, Inc. Series 2L Common Equity	11,242	—	—	—	11,242
Grand Prix Holdings, LLC Common Equity	—	—	—	—	—

	$92,551	$1,700	$—	$—	$73,807

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2010

(in thousands)

The Company has a 99%, 100%, and 27% equity ownership interest in Grand Prix Holdings LLC, AIC Credit Opportunity Fund LLC, and Generation Brands Holdings, Inc., respectively.

(10)	See note 6.
(11)	Aggregate gross unrealized appreciation for federal income tax purposes is $138,475; aggregate gross unrealized depreciation for federal income tax purposes is $635,974. Net unrealized depreciation is $497,499 based on a tax cost of $3,545,718.
♦	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
*	Denominated in USD unless otherwise noted.
**	Non-income producing security
***	Non-accrual status (see note 2m)
†	Denote securities where the Company owns multiple tranches of the same broad asset type but whose security characteristics differ. Such differences may include level of subordination, call protection and pricing, differing interest rate characteristics, among other factors. Such factors are usually considered in the determination of fair values.
§	Position reflects a contingent payment agreement.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

Industry Classification	Percentage of Total Investments (at fair value) as of June 30, 2010
Education	9.9%
Healthcare	7.5%
Business Services	6.8%
Insurance	6.2%
Retail	5.7%
Oil & Gas	5.7%
Diversified Service	5.7%
Packaging	5.1%
Financial Services	4.2%
Broadcasting & Entertainment	4.2%
Grocery	3.5%
Manufacturing	3.2%
Leisure Equipment	3.1%
Asset Management	3.0%
Telecommunications	2.9%
Transportation	2.9%
Beverage, Food & Tobacco	2.8%
Consumer Finance	2.6%
Consumer Services	2.2%
Distribution	2.2%
Electronics	2.1%
Industrial	2.1%
Market Research	2.0%
Logistics	1.3%
Consulting Services	1.2%
Environmental	1.0%
Consumer Products	0.5%
Media	0.2%
Machinery	0.2%
Hotels, Motels, Inns & Gaming	0.0%
Publishing	0.0%

Total Investments	100.0%

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered in the valuation process of independent valuation firms. For the quarter ended June 30, 2010, there has been no change to the Company’s valuation techniques and related inputs considered in the valuation process.

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

(h) In accordance with Regulation S-X and the AICPA Audit and Accounting Guide for Investment Companies and ASC 810—Consolidation, the Company generally will not consolidate its interest in any company other than in investment company subsidiaries and controlled operating companies substantially all of whose business consists of providing services to the Company. Consequently, the Company generally will not consolidate special purpose entities through which the special purpose entity acquires and holds investments subject to financing with third parties. At June 30, 2010, the Company did not have any such subsidiaries or controlled operating companies that were consolidated. See note 6. In addition and pursuant to ASC 860—Transfers and Servicing, the Company may in the future need to consolidate certain special purpose entities involving transfers of our portfolio investments.

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

(n) The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. Generally, only securities with a maturity of three months or less from the date of purchase would qualify, with limited exceptions. The Company deems that certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities would qualify as cash equivalents.

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

For the three months ended June 30, 2010 and June 30, 2009, the Investment Adviser accrued $14,554 and $12,722, respectively, in base investment advisory and management fees and $10,207 and $12,332, respectively, in performance-based incentive fees from Apollo Investment.

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

For the three months ended June 30, 2010 and June 30, 2009, the Administrator was reimbursed $0 and $0, respectively, from Apollo Investment on the $1,396 and $1,309, respectively, of expenses accrued under the Administration Agreement.

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

Note 4. Net Asset Value Per Share

At June 30, 2010, the Company’s total net assets and net asset value per share were $1,842,902 and $9.51, respectively. This compares to total net assets and net asset value per share at March 31, 2010 of $1,772,806 and $10.06, respectively.

Note 5. Earnings (Loss) Per Share

The following information sets forth the computation of basic and diluted earnings (loss) per share for the three months ended June 30, 2010 and June 30, 2009, respectively:

	Three months ended June 30,
	2010	2009
Numerator for net increase (decrease) in net assets per share:	$(84,310)	$84,475
Denominator for basic and diluted weighted average shares:	187,774,509	142,221,335
Basic and diluted earnings (loss) per share:	$(0.45)	$0.59

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

We do not consolidate AIC Holdco or its wholly owned subsidiaries and accordingly only the value of our investment in AIC Holdco is included on our statement of assets and liabilities. The Senior Note, total return swap and Acquisition Loan are non-recourse to AIC Holdco, its subsidiaries and us and have standard events of default including failure to pay contractual amounts when due and failure by each of the underlying Apollo special purpose entities to provide additional credit support, sell assets or prepay a portion of its obligations if the value of the FDC Reference Obligation, the TXU Reference Obligation or the Boots Reference Obligation, as applicable, declines below specified levels. We may unwind any of these transactions at any time without penalty. From time to time Apollo Investment may provide additional capital to AIC Holdco for purposes of funding margin calls under one or more of the transactions described above among other reasons. During the fiscal year ended March 31, 2009, we provided $18,480 in additional capital to AIC Holdco. During the fiscal year ended March 31, 2010, $9,336 of net capital was returned to us from AIC Holdco. During the three months ended June 30, 2010, $1,700 of net capital was provided to AIC Holdco.

Investments consisted of the following as of June 30, 2010 and March 31, 2010.

	June 30, 2010		March 31, 2010
	Cost	Fair Value	Cost	Fair Value
Bank Debt/Senior Secured Loans	$956,386	$917,505	$870,773	$843,098
Subordinated Debt/Corporate Notes	1,813,787	1,604,384	1,772,400	1,659,504
Collateralized Loan Obligations	24,400	24,847	24,457	25,866
Preferred Equity	132,667	30,420	131,699	33,868
Common Equity/Interests	443,580	260,191	438,755	281,009
Warrants	4,520	10,949	4,521	10,235
Cash Equivalents	199,929	199,923	449,852	449,828

Totals	$3,575,269	$3,048,219	$3,692,457	$3,303,408

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

At June 30, 2010, our investments and cash equivalents were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurement at Reporting Date Using:
Description	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Bank Debt/Senior Secured Loans	$917,505	$—	$—	$917,505
Subordinated Debt/Corporate Notes	1,604,384	—	—	1,604,384
Collateralized Loan Obligations	24,847	—	—	24,847
Preferred Equity	30,420	—	—	30,420
Common Equity/Interests	260,191	—	—	260,191
Warrants	10,949	—	—	10,949

Total Investments	$2,848,296	$—	$—	$2,848,296
Cash Equivalents	199,923	199,923	—	—

Total Investments and Cash Equivalents	$3,048,219	$199,923	$—	$2,848,296

At March 31, 2010, our investments and cash equivalents were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurement at Reporting Date Using:
Description	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Bank Debt/Senior Secured Loans	$843,098	$—	$—	$843,098
Subordinated Debt/Corporate Notes	1,659,504	—	—	1,659,504
Collateralized Loan Obligations	25,866	—	—	25,866
Preferred Equity	33,868	—	—	33,868
Common Equity/Interests	281,009	—	—	281,009
Warrants	10,235	—	—	10,235

Total Investments	$2,853,580	$—	$—	$2,853,580
Cash Equivalents	449,828	449,828	—	—

Total Investments and Cash Equivalents	$3,308,408	$449,828	$—	$2,853,580

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

The following chart shows the components of change in our investments categorized as Level 3, for the three months ended June 30, 2010.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)*
	Bank Debt / Senior Secured Loans	Subordinated Debt/Corporate Notes	Collateralized Loan Obligations	Preferred Equity	Common Equity/ Interests	Warrants	Total
Beginning Balance, March 31, 2010	$843,098	$1,659,504	$25,866	$33,868	$281,009	$10,235	$2,853,580
Total realized gains or losses included in earnings	760	10	56	—	—	—	826
Total unrealized gains or losses included in earnings	(11,205)	(96,463)	(964)	(4,415)	(25,643)	714	(137,976)
Purchases, including capitalized PIK(1)	145,450	93,202	105	967	4,825	—	244,549
Sales	(60,598)	(51,869)	(216)	—	—	—	(112,683)
Transfer in and/or out of Level 3(2)	—	—	—	—	—	—	—

Ending Balance, June 30, 2010	$917,505	$1,604,384	$24,847	$30,420	$260,191	$10,949	$2,848,296

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations.	$(10,943)	$(95,323)	$(949)	$(4,415)	$(25,643)	$714	$(136,559)

(1)	Includes amortization of approximately $980, $6,233, $105, $47, $0, $0, and $7,365, respectively.
(2)	There were also no transfers into or out of Level 1 or Level 2 fair value measurements during the period shown.
*	Pursuant to fair value measurement and disclosure guidance, the Company currently categories investments by class as shown above.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

The following chart shows the components of change in our investments categorized as Level 3, for the three months ended June 30, 2009.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) *
	Corporate Debt	Equity	Preferred Equity	Collateralized Loan Obligations	Total
Beginning Balance, March 31, 2009‡	$2,072,680	$262,707	$91,533	$18,978	$2,445,898
Total realized gains or losses included in earnings	(98,270)	192	—	—	(98,078)
Total unrealized gains or losses included in earnings	113,684	48,486	(14,137)	3,802	151,835
Purchases, including capitalized PIK interest (1)	80,554	11,861	859	561	93,835
Sales	(69,649)	(8,642)	—	—	(78,291)
Transfer in and/or out of Level 3(2)	—	—	—	—	—

Ending Balance, June 30, 2009	$2,098,999	$314,604	$78,255	$23,341	$2,515,199

The amount of total gains or losses for the period included in earnings attributable to the change in Unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations.	$25,925	$46,135	$(14,137)	$3,802	$61,725

(1)	Includes amortization of discount on debt securities of approximately $6,513, $0, $71, $94, and $6,678, respectively.
(2)	There were also no transfers into or out of Level 1 or Level 2 fair value measurements during the period shown.
*	Pursuant to fair value measurement and disclosure guidance, the Company currently categorizes investments by class as shown above.
‡	With the adoption of fair value measurement and disclosure guidance, the Company has reclassified the beginning balance, March 31, 2009, to conform to the current period’s presentation.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Note 7. Foreign Currency Transactions and Translations

At June 30, 2010, the Company had outstanding non-US borrowings on its multicurrency revolving credit facility denominated in euros, pounds sterling, and Canadian dollars. Unrealized appreciation or depreciation on these outstanding borrowings is indicated in the table below:

Foreign Currency	Local Currency		Original Borrowing Cost	Current Value	Reset Date	Unrealized Appreciation (Depreciation)
British Pound		£2,000	$3,565	$2,992	07/14/2010	$573
Canadian Dollar	C$	11,113	10,505	10,458	07/21/2010	47
British Pound		£37,500	59,395	56,104	07/28/2010	3,291
Euro		€45,000	58,921	55,121	07/28/2010	3,800
Canadian Dollar	C$	29,700	25,161	27,949	08/25/2010	(2,788)
Canadian Dollar	C$	23,000	19,615	21,644	09/08/2010	(2,029)
Euro		€11,500	15,058	14,086	09/28/2010	972
British Pound		£13,000	21,471	19,449	09/28/2010	2,022
Canadian Dollar	C$	27,000	23,464	25,408	09/29/2010	(1,944)
Canadian Dollar	C$	3,000	2,317	2,823	09/30/2010	(506)

			$239,472	$236,034		$3,438

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

Note 8. Expense Offset Arrangement

The Company benefits from an expense offset arrangement with JPMorgan Chase Bank, N.A. (“custodian bank”) whereby the Company earns credits on any uninvested US dollar cash balances held by the custodian bank. These credits are applied by the custodian bank as a reduction of the monthly custody fees charged to the Company. The total amount of credits earned during the three months ended June 30, 2010 and June 30, 2009 were $0 and $0, respectively.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Note 9. Cash Equivalents

There were $199,923 and $449,828 of cash equivalents held, at value, as of June 30, 2010 and March 31, 2010, respectively.

Note 10. Repurchase Agreements

The Company may enter into repurchase agreements as part of its investment program. The Company’s custodian takes possession of collateral pledged by the counterparty. The collateral is marked-to-market daily to ensure that the value, plus accrued interest, is at least equal to the repurchase price. In the event of default of the obligor to repurchase, the Company has the right to liquidate the collateral and apply the proceeds in satisfaction of the obligation. Under certain circumstances, in the event of default or bankruptcy by the counterparty to the agreement, realization and/or retention of the collateral or proceeds may be subject to legal proceedings. There were no repurchase agreements outstanding at June 30, 2010 or March 31, 2010.

Note 11. Financial Highlights

The following is a schedule of financial highlights for the three months ended June 30, 2010 and the year ended March 31, 2010:

	Three months ended June 30, 2010 (unaudited)	Year ended March 31, 2010
Per Share Data:
Net asset value, beginning of period	$10.06	$9.82

Net investment income	0.22	1.26
Net realized and unrealized gain (loss)	(0.63)	0.45

Net increase (decrease) in net assets resulting from operations	(0.41)	1.71
Dividends to stockholders(1)	(0.29)	(1.14)
Effect of anti-dilution (dilution)	0.15	(0.33)
Offering costs*	—	—

Net asset value at end of period	$9.51	$10.06

Per share market price at end of period	$9.33	$12.73

Total return(2)	(24.5%)	313.0%

Shares outstanding at end of period	193,844,627	176,213,918

Ratio/Supplemental Data:
Net assets at end of period (in millions)	$1,842.9	$1,772.8

Ratio of net investment income to average net assets	2.14%	12.36%

Ratio of operating expenses to average net assets	1.45%	7.21%
Ratio of credit facility related expenses to average net assets	0.52%	1.52%

Ratio of total expenses to average net assets	1.97%	8.73%

Average debt outstanding	$1,004,920	$1,041,084

Average debt per share	$5.35	$6.53

Portfolio turnover ratio	4.0%	17.2%

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

The average debt outstanding on the Facility was $1,004,920 and $1,041,084 for the three months ended June 30, 2010 and for the fiscal year ended March 31, 2010, respectively. The weighted average annual interest cost for the three months ended June 30, 2010 was 2.95%, exclusive of 1.00% for commitment fees and for other prepaid expenses related to establishing the Facility. The weighted average annual interest cost for the three months ended June 30, 2009 was 1.59%, exclusive of 0.25% for commitment fees and for other prepaid expenses related to establishing the Facility. This weighted average annual interest cost reflects the average interest cost for all borrowings, including EURIBOR, CAD LIBOR, GBP LIBOR and USD LIBOR. The maximum amount borrowed during the three months ended June 30, 2010 and the fiscal year ended March 31, 2010 was $1,135,728 and $1,163,167, respectively, at value. The remaining capacity under the Facility was $565,716 at June 30, 2010. At June 30, 2010, the Company was in compliance with all financial covenants required by the Facility.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Note 13. Commitments and Contingencies

The Company has the ability to issue standby letters of credit through its revolving credit facility. At June 30, 2010 and June 30, 2009, the Company had issued standby letters of credit through JPMorgan Chase Bank, N.A. totaling $3,708 and $3,508, respectively.

On May 21, 2010, the special servicer with respect to certain of InnKeepers’ indebtedness, Midland Loan Services, Inc., filed a complaint against the Company in New York State Supreme Court, New York County (the “New York Court”). The Complaint alleges that the Company guaranteed certain property improvement projects which InnKeepers has failed to timely complete. The Complaint asserts a single claim for specific performance of the Company’s guaranty. On June 30, 2010, the Company filed a motion to dismiss with the New York Court. As of August 4, 2010, the New York Court had not ruled on the Company’s motion to dismiss. The Company intends to vigorously defend the lawsuit, to which it believes it has meritorious defenses.

On June 6, 2010, the Company provided commitments to Altegrity Holding Corp. (“Altegrity Holding”) and Altegrity, Inc. (“Altegrity”) (entities owned and controlled by affiliates of Providence Equity Partners VI L.P.) to purchase $210,000 of senior notes to be issued by Altegrity (the “Senior Notes”) and to make a $21,000 equity investment (the “Equity Investment”) in Altegrity Holdings to fund a portion of the acquisition (the “Acquisition”) of Kroll, Inc. (“Kroll”) by Altegrity. A portion of the Equity Investment may be in the form of junior subordinated notes to be issued by Altegrity ( the “Junior Subordinated Notes”, and together with the Equity Investment, the “Equity”).

The transaction closed on August 3, 2010, whereby the Company purchased $130,000 of the Senior Notes and $15,500 of the Equity.

Note 14. Subsequent Events

On April 13, 2010, InnKeepers USA Trust (“InnKeepers”), a subsidiary of Grand Prix Holdings, LLC, a portfolio company of the Company, disclosed that it had not made certain scheduled monthly interest payments on certain of its debt obligations, and had retained financial and legal advisors to assist it in an evaluation of financial alternatives, including a potential restructuring of its balance sheet.

On July 19, 2010, Innkeepers disclosed that it had filed a voluntary petition in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) under Chapter 11 of the United States Bankruptcy Code in order to effectuate a pre-arranged plan of reorganization (the “Plan”). In addition, on the same day the Company entered into a letter agreement (the “Letter Agreement”) with Lehman ALI, Inc. (“Lehman”), the lender to Innkeepers under a floating rate mortgage loan agreement dated as of June 29, 2007. The Letter Agreement provides that, following confirmation by the Bankruptcy Court of the Plan and prior to the effective date of the Plan, Lehman and AIC will enter into a purchase agreement pursuant to which Lehman will sell to AIC the right to receive 50% of the equity in the reorganized Innkeepers received by Lehman in connection with the consummation of the Plan (representing approximately 48.5% of the reorganized Innkeepers) in exchange for cash in an amount equal to $107,500. The Letter Agreement is terminable in a number of circumstances including at the election of either party for any reason on or before September 1, 2010, unless extended.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Apollo Investment Corporation

We have reviewed the accompanying statements of assets and liabilities of Apollo Investment Corporation (the “Company”), including the schedule of investments, as of June 30, 2010 and the related statements of operations for the three month periods ended June 30, 2010 and June 30, 2009, and the statement of cash flows for the three month periods ended June 30, 2010 and June 30, 2009, and the statement of changes in net assets for the three month period ended June 30, 2010. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities, including the schedule of investments, as of March 31, 2010, and the related statement of operations, of cash flows, and statement of changes in net assets for the year then ended, and in our report dated May 26, 2010, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of assets and liabilities as of March 31, 2010 and in the statement of changes in net assets for the year then ended, is fairly stated in all material respects in relation to the statement of assets and liabilities from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

New York, New York

August 4, 2010

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

OVERVIEW

Apollo Investment was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a BDC under the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended. Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. Apollo Investment commenced operations on April 8, 2004 upon completion of its initial public offering that raised $870 million in net proceeds selling 62 million shares of its common stock at a price of $15.00 per share. Since then, and through June 30, 2010, we have raised approximately $1.9 billion in net proceeds from additional offerings of common stock.

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

Revenue

We generate revenue primarily in the form of interest and dividend income from the securities we hold and capital gains, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of mezzanine or senior secured loans, generally have a stated term of five to ten years and bear interest at a fixed rate or a floating rate usually determined on the basis of a benchmark: LIBOR, EURIBOR, GBP LIBOR, or the prime rate. Interest on debt securities is generally payable quarterly or semiannually and while U.S. subordinated debt and corporate notes typically accrue interest at fixed rates, some of our investments may include zero coupon and/or step-up bonds that accrue income on a constant yield to call or maturity basis. In addition, some of our investments provide for payment-in-kind (“PIK”) interest or dividends. Such amounts of accrued PIK interest or dividends are added to the cost of the investment on the respective capitalization dates and generally become due at maturity or upon being called by the issuer. We may also generate revenue in the form of commitment, origination, structuring fees, fees for providing managerial assistance and, if applicable, consulting fees, etc.

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

Portfolio and Investment Activity

During the three months ended June 30, 2010, we invested $221 million across 3 new and 8 existing portfolio companies, through a mix of primary and opportunistic secondary market purchases. This compares to investing $61 million in 4 existing portfolio companies for the three months ended June 30, 2009. Investments sold or prepaid during the three months ended June 30, 2010 totaled $114 million versus $70 million for the three months ended June 30, 2009.

At June 30, 2010, our net portfolio consisted of 68 portfolio companies and was invested 32% in senior secured loans, 57% in subordinated debt, 1% in preferred equity and 10% in common equity and warrants measured at fair value versus 72 portfolio companies invested 26% in senior secured loans, 58% in subordinated debt, 3% in preferred equity and 13% in common equity and warrants at June 30, 2009.

The weighted average yields on our senior secured loan portfolio, subordinated debt portfolio and total debt portfolio as of June 30, 2010 at our current cost basis were 8.8%, 13.3%, and 11.7%, respectively. At June 30, 2009, the yields were 7.9%, 13.4%, and 11.8%, respectively.

Since the initial public offering of Apollo Investment in April 2004 and through June 30, 2010, invested capital totaled $6.5 billion in 131 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 85 different financial sponsors.

At June 30, 2010, 61% or $1.6 billion of our income-bearing investment portfolio is fixed rate debt and 39% or $1.0 billion is floating rate debt, measured at fair value. On a cost basis, 63% or $1.8 billion of our income-bearing investment portfolio is fixed rate debt and 37% or $1.1 billion is floating rate debt. At June 30, 2009, 67% or $1.5 billion of our income-bearing investment portfolio was fixed rate debt and 33% or $0.7 billion was floating rate debt. On a cost basis, 66% or $1.9 billion of our income-bearing investment portfolio was fixed rate debt and 34% or $1.0 billion was floating rate debt.

On April 13, 2010, InnKeepers USA Trust (“InnKeepers”), a subsidiary of Grand Prix Holdings, LLC, a portfolio company of the Company, disclosed that it had not made certain scheduled monthly interest payments on certain of its debt obligations, and had retained financial and legal advisors to assist it in an evaluation of financial alternatives, including a potential restructuring of its balance sheet.

On May 21, 2010, the special servicer with respect to certain of InnKeepers’ indebtedness, Midland Loan Services, Inc., filed a complaint against the Company in New York State Supreme Court, New York County (the “New York Court”). The Complaint alleges that the Company guaranteed certain property improvement projects which InnKeepers has failed to timely complete. The Complaint asserts a single claim for specific performance of the Company’s guaranty. On June 30, 2010, the Company filed a motion to dismiss with the New York Court. As of August 4, 2010, the New York Court had not ruled on the Company’s motion to dismiss. The Company intends to vigorously defend the lawsuit, to which it believes it has meritorious defenses.

On July 19, 2010, Innkeepers disclosed that it had filed a voluntary petition in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) under Chapter 11 of the United States Bankruptcy Code in order to effectuate a pre-arranged plan of reorganization (the “Plan”). In addition, on the same day the Company entered into a letter agreement (the “Letter Agreement”) with Lehman ALI, Inc. (“Lehman”), the lender to Innkeepers under a floating rate mortgage loan agreement dated as of June 29, 2007. The Letter Agreement provides that, following confirmation by the Bankruptcy Court of the Plan and prior to the effective date of the Plan, Lehman and AIC will enter into a purchase agreement pursuant to which Lehman will sell to AIC the right to receive 50% of the equity in the reorganized Innkeepers received by Lehman in connection with the consummation of the Plan (representing approximately 48.5% of the reorganized Innkeepers) in exchange for cash in an amount equal to $107.5 million. The Letter Agreement is terminable in a number of circumstances including at the election of either party for any reason on or before September 1, 2010, unless extended.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered in the valuation process of independent valuation firms. For the quarter ended June 30, 2010, there has been no change to the Company’s valuation techniques and related inputs considered in the valuation process.

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

RESULTS OF OPERATIONS

Results comparisons are for the three months ended June 30, 2010 and June 30, 2009.

Investment Income

For the three months ended June 30, 2010 and June 30, 2009, gross investment income totaled $78.2 million and $82.6 million, respectively. The decrease in gross investment income from the June 2009 quarter to the June 2010 quarter was primarily due to the reduction in the size of the income-producing portfolio as compared to the previous June quarter.

Expenses

Expenses totaled $37.4 million and $33.2 million, respectively, for the three months ended June 30, 2010 and June 30, 2009, of which $24.8 million and $25.1 million, respectively, were base management fees and performance-based incentive fees and $9.9 million and $5.1 million, respectively, were interest and other credit facility expenses. Of these expenses, general and administrative expenses totaled $2.8 million and $3.1 million, respectively, for the three months ended June 30, 2010 and 2009. Expenses consist of base investment advisory and management fees, insurance expenses, administrative services fees, legal fees, directors’ fees, audit and tax services expenses, and other general and administrative expenses. The increase in expenses from the June 2009 to the June 2010 quarter was primarily related to the increase in interest and other credit facility expenses due to the December 2009 amendment to our revolving credit facility.

Net Investment Income

The Company’s net investment income totaled $40.8 million and $49.3 million, or $0.22, and $0.35, on a per average share basis, respectively, for the three months ended June 30, 2010 and June 30, 2009.

Net Realized Gains (Losses)

The Company had investment sales and prepayments totaling $114 million and $70 million, respectively, for the three months ended June 30, 2010 and June 30, 2009. Net realized gains for the three months ended June 30, 2010 were $3.9 million. For the June 2009 quarter, net losses totaled $98.2 million. Net realized gains for the June 2010 quarter were primarily derived from foreign currencies. Net realized losses for the June 2009 quarter were primarily derived from selective exits of underperforming investments.

Net Unrealized Appreciation (Depreciation) on Investments, Cash Equivalents and Foreign Currencies

For the three months ended June 30, 2010, net change in unrealized depreciation on the Company’s investments, cash equivalents, foreign currencies and other assets and liabilities totaled $129.0 million. For the three months ended June 30, 2009, net change in unrealized appreciation totaled $133.4 million. Net unrealized depreciation for the three months ended June 2010 was primarily due to net changes in specific portfolio company fundamentals and slightly weaker capital market conditions. For the three months ended June 2009, an increase in unrealized appreciation was recognized from higher fair value determinations on many of our investments. These higher fair values were driven primarily from improving conditions in the capital markets.

Net Increase (Decrease) in Net Assets From Operations

For the three months ended June 30, 2010, the Company had a net decrease in net assets resulting from operations of $84.3 million. For the three months ended June 30, 2009, the Company had a net increase in net assets resulting from operations of $84.5 million. For the three months ended June 30, 2010, loss per average share was $0.45. For the three months ended June 30, 2009, earnings per average share were $0.59.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through periodic follow-on equity offerings, our senior secured, multi-currency $1.56 billion revolving credit facility (see note 12 within the Notes to Financial Statements), investments in special purpose entities in which we hold and finance particular investments on a non-recourse basis, as well as from cash flows from operations, investment sales of liquid assets and prepayments of senior and subordinated loans and income earned from investments. At June 30, 2010, the Company had $993 million in borrowings outstanding and $566 million of unused capacity on its revolving credit facility. In the future, the Company may raise additional equity or debt capital off its shelf registration, among other considerations. The primary use of funds will be investments in portfolio companies, reductions in debt outstanding and other general corporate purposes. On May 3, 2010, the Company closed on its most recent follow-on public equity offering of 17.25 million shares of common stock at $12.40 per share raising approximately $204 million in net proceeds.

Cash Equivalents

The Company deems certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. (See note 2(n) within the accompanying financial statements.) At the end of each fiscal quarter, Apollo Investment considers taking proactive steps utilizing cash equivalents with the objective of enhancing the Company’s investment flexibility during the following quarter, pursuant to Section 55 of the 1940 Act. More specifically, Apollo Investment may purchase U.S. Treasury bills from time-to-time on the last business day of the quarter and typically closes out that position on the following business day, settling the sale transaction on a net cash basis with the purchase, subsequent to quarter end. Apollo Investment may also utilize repurchase agreements or other balance sheet transactions, including drawing down on its revolving credit facility, as it deems appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. There were $199.9 million of cash equivalents held, at value, as of June 30, 2010.

	Payments due by Period as of June 30, 2010 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Revolving Credit Facility (1)	$993	$—	$242	$751	$—

(1)	At June 30, 2010, $566 million remained unused under our senior secured revolving credit facility.

Information about our senior securities is shown in the following table as of each year ended March 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (dollars in thousands)(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2011 (through June 30, 2010)	$993,034	$2,856	$—	N/A
Fiscal 2010	1,060,616	2,671	—	N/A
Fiscal 2009	1,057,601	2,320	—	N/A
Fiscal 2008	1,639,122	2,158	—	N/A
Fiscal 2007	492,312	4,757	—	N/A
Fiscal 2006	323,852	4,798	—	N/A
Fiscal 2005	—	—	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, as senior securities are not registered for public trading.

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

Off-Balance Sheet Arrangements (dollars in thousands)

The Company has the ability to issue standby letters of credit through its revolving credit facility. As of June 30, 2010 and June 30, 2009, the Company had issued through JPMorgan Chase Bank, N.A. standby letters of credit totaling $3,708 and $3,508, respectively.

On June 6, 2010, the Company provided commitments to Altegrity Holding Corp. (“Altegrity Holding”) and Altegrity, Inc. (“Altegrity”) (entities owned and controlled by affiliates of Providence Equity Partners VI L.P.) to purchase $210,000 of senior notes to be issued by Altegrity (the “Senior Notes”) and to make a $21,000 equity investment (the “Equity Investment”) in Altegrity Holdings to fund a portion of the acquisition (the “Acquisition”) of Kroll, Inc. (“Kroll”) by Altegrity. A portion of the Equity Investment may be in the form of junior subordinated notes to be issued by Altegrity ( the “Junior Subordinated Notes”, and together with the Equity Investment, the “Equity”).

The transaction closed on August 3, 2010, whereby the Company purchased $130,000 of the Senior Notes and $15,500 of the Equity.

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

We do not consolidate AIC Holdco or its wholly owned subsidiaries and accordingly only the value of our investment in AIC Holdco is included on our statement of assets and liabilities. The Senior Note, total return swap and Acquisition Loan are non-recourse to AIC Holdco, its subsidiaries and us and have standard events of default including failure to pay contractual amounts when due and failure by each of the underlying Apollo special purpose entities to provide additional credit support, sell assets or prepay a portion of its obligations if the value of the FDC Reference Obligation, the TXU Reference Obligation or the Boots Reference Obligation, as applicable, declines below specified levels. We may unwind any of these transactions at any time without penalty. From time to time Apollo Investment may provide additional capital to AIC Holdco for purposes of funding margin calls under one or more of the transactions described above among other reasons. During the fiscal year ended March 31, 2009, we provided $18,480 in additional capital to AIC Holdco. During the fiscal year ended March 31, 2010, $9,336 of net capital was returned to us from AIC Holdco. During the three months ended June 30, 2010, $1,700 of net capital was provided to AIC Holdco.

Dividends

Dividends paid to stockholders for the three months ended June 30, 2010 and June 30, 2009 totaled $54.3 million or $0.28 per share, and $37.0 million or $0.26 per share, respectively. Tax characteristics of all dividends will be reported to shareholders on Form 1099 after the end of the calendar year. Our quarterly dividends, if any, will be determined by our Board of Directors.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. During the three months ended June 30, 2010, many of the loans in our portfolio had floating interest rates. These loans are usually based on floating LIBOR and typically have durations of one to six months after which they reset to current market interest rates. As the percentage of our U.S. mezzanine and other subordinated loans increase as a percentage of our total investments, we expect that more of the loans in our portfolio will have fixed rates. At June 30, 2010, our floating-rate assets and floating-rate liabilities were closely matched. As such, a change in interest rates would not have a material effect on our net investment income. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the three months ended June  30, 2010, we did not engage in interest rate hedging activities.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2010 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the first quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On April 13, 2010, InnKeepers USA Trust (“InnKeepers”), a subsidiary of Grand Prix Holdings, LLC, a portfolio company of the Company, disclosed that it had not made certain scheduled monthly interest payments on certain of its debt obligations, and had retained financial and legal advisors to assist it in an evaluation of financial alternatives, including a potential restructuring of its balance sheet.

On May 21, 2010, the special servicer with respect to certain of InnKeepers’ indebtedness, Midland Loan Services, Inc., filed a complaint against the Company in New York State Supreme Court, New York County (the “New York Court”). The Complaint alleges that the Company guaranteed certain property improvement projects which InnKeepers has failed to timely complete. The Complaint asserts a single claim for specific performance of the Company’s guaranty. On June 30, 2010, the Company filed a motion to dismiss with the New York Court. As of August 4, 2010, the New York Court had not ruled on the Company’s motion to dismiss. The Company intends to vigorously defend the lawsuit, to which it believes it has meritorious defenses.

On July 19, 2010, Innkeepers disclosed that it had filed a voluntary petition in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) under Chapter 11 of the United States Bankruptcy Code in order to effectuate a pre-arranged plan of reorganization (the “Plan”).

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1	Articles of Amendment and Restatement, as amended (1)

3.2	Third Amended and Restated Bylaws (2)

4.1	Form of Stock Certificate (3)

10.1	Amended and Restated Investment Advisory Management Agreement between Registrant and Apollo Investment Management, L.P. (4)

10.2	Amended and Restated Administration Agreement between Registrant and Apollo Investment Administration, LLC (4)

10.3	Dividend Reinvestment Plan (3)

10.4	Custodian Agreement (3)

10.5	License Agreement between the Registrant and Apollo Management, L.P. (4)

10.6	Form of Transfer Agency and Service Agreement (4)

10.7	Amended and Restated Senior Secured Revolving Credit Agreement (5)

22.1	Proxy Statement (6)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Filed herewith.
(1)	Incorporated by reference from the Registrant’s post-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on August 14, 2006.
(2)	Incorporated by reference from the Registrant’s Form 8-K filed on November 6, 2009.
(3)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on March 12, 2004.
(4)	Incorporated by reference from the Registrant’s Form 10-K, filed on May 26, 2010.
(5)	Incorporated by reference from the Registrant’s Form 8-K filed on December 23, 2009.
(6)	Incorporated by reference from the Registrant’s 14A filed on June 18, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 4, 2010.

APOLLO INVESTMENT CORPORATION

By:	/s/ JAMES C. ZELTER
James C. Zelter Chief Executive Officer

By:	/s/ RICHARD L. PETEKA
Richard L. Peteka Chief Financial Officer and Treasurer