Form 10-Q
period 2010-09-30
APOLLO INVESTMENT CORP
filed 2010-11-04
CIK 1278752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of November 4, 2010 was 195,044,683.

APOLLO INVESTMENT CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Apollo Investment”, “Company”, “AIC”, “Fund”, “we”, “us” and “our” refer to Apollo Investment Corporation unless the context otherwise states.

Item 1. Financial Statements

APOLLO INVESTMENT CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share amounts)

	September 30, 2010 (unaudited)	March 31, 2010
Assets
Non-controlled/non-affiliated investments, at value (cost—$2,896,423 and $2,782,880, respectively)	$2,774,955	$2,677,893
Non-controlled/affiliated investments, at value (cost—$103,178 and $102,135, respectively)	102,771	83,136
Controlled investments, at value (cost—$359,290 and $357,590, respectively)	74,244	92,551
Cash equivalents, at value (cost—$0 and $449,852, respectively)	—	449,828
Cash	26,005	7,040
Foreign currency (cost—$1,695 and $30,705, respectively)	1,699	30,717
Receivable for investments sold	—	49,643
Interest receivable	48,366	43,139
Dividends receivable	6,044	5,700
Miscellaneous income receivable	939	788
Receivable from investment adviser	—	611
Prepaid expenses and other assets	19,611	24,070

Total assets	$3,054,634	$3,465,116

Liabilities
Credit facility payable (see note 7 & 12)	$1,093,419	$1,060,616
Payable for investments and cash equivalents purchased	13,012	549,009
Dividends payable	54,449	49,340
Management and performance-based incentive fees payable (see note 3)	27,575	26,363
Interest payable	1,972	2,132
Accrued administrative expenses	616	1,722
Other liabilities and accrued expenses	1,277	3,128

Total liabilities	$1,192,320	$1,692,310

Net Assets
Common stock, par value $.001 per share, 400,000 and 400,000 common shares authorized, respectively, and 194,460 and 176,214 issued and outstanding, respectively	$194	$176
Paid-in capital in excess of par (see note 2f)	2,860,047	2,645,687
Undistributed net investment income (see note 2f)	87,161	104,878
Accumulated net realized loss (see note 2f)	(668,781)	(583,270)
Net unrealized depreciation	(416,307)	(394,665)

Total net assets	$1,862,314	$1,772,806

Total liabilities and net assets	$3,054,634	$3,465,116

Net Asset Value Per Share	$9.58	$10.06

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share amounts)

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009
INVESTMENT INCOME:
From non-controlled/non-affiliated investments:
Interest	$76,841	$71,875	$149,346	$147,172
Dividends	1,800	3,584	2,720	6,820
Other income	3,639	482	5,308	1,751
From non-controlled/affiliated investments:
Interest	3,188	—	6,342	—
From controlled investments:
Dividends	6,031	8,462	6,031	11,221

Total Investment Income	91,499	84,403	169,747	166,964

EXPENSES:
Management fees (see note 3)	$15,030	$13,214	$29,584	$25,936
Performance-based incentive fees (see note 3)	12,545	12,848	22,752	25,180
Interest and other credit facility expenses	10,752	4,409	20,646	9,477
Administrative services expense	1,412	1,198	2,808	2,507
Other general and administrative expenses	1,578	1,344	2,948	3,144

Total expenses	41,317	33,013	78,738	66,244

Net investment income	$50,182	$51,390	$91,009	$100,720

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS AND FOREIGN CURRENCIES:
Net realized gain (loss):
Investments and cash equivalents	$(87,907)	$(3,321)	$(87,127)	$(101,399)
Foreign currencies	(1,471)	224	1,616	67

Net realized loss	(89,378)	(3,097)	(85,511)	(101,332)

Net change in unrealized gain (loss):
Investments and cash equivalents	120,011	69,386	(17,948)	221,221
Foreign currencies	(12,649)	(8,523)	(3,694)	(26,978)

Net change in unrealized gain (loss)	107,362	60,863	(21,642)	194,243

Net realized and unrealized gain (loss) from investments, cash equivalents and foreign currencies	17,984	57,766	(107,153)	92,911

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$68,166	$109,156	$(16,144)	$193,631

EARNINGS (LOSS) PER SHARE (see note 5)	$0.35	$0.71	$(0.08)	$1.31

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except shares)

	Six months ended September 30, 2010 (unaudited)	Year ended March 31, 2010
Increase (Decrease) in net assets from operations:
Net investment income	$91,009	$199,410
Net realized loss	(85,511)	(473,027)
Net change in unrealized gain (loss)	(21,642)	536,907

Net increase (decrease) in net assets resulting from operations	(16,144)	263,290

Dividends and distributions to stockholders:	(108,726)	(181,356)

Capital share transactions:
Net proceeds from shares sold	204,275	280,823
Less offering costs	(427)	(618)
Reinvestment of dividends	10,530	14,529

Net increase in net assets from capital share transactions	214,378	294,734

Total increase in net assets:	89,508	376,668
Net assets at beginning of period	1,772,806	1,396,138

Net assets at end of period	$1,862,314	$1,772,806

Capital share activity:
Shares sold	17,250,000	32,200,000
Shares issued from reinvestment of dividends	996,410	1,792,583

Net increase in capital share activity	18,246,410	33,992,583

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six months ended September 30,
	2010	2009
Cash Flows from Operating Activities:
Net Increase (Decrease) in Net Assets Resulting from Operations	$(16,144)	$193,631
Adjustments to reconcile net increase (decrease):
Purchase of investments (including net amortization and capitalized PIK)	(443,085)	(159,641)
Proceeds from disposition of investment securities and cash equivalents	239,620	120,085
Increase from foreign currency transactions	1,690	222
Increase in interest and dividends receivable	(5,571)	(2,235)
Decrease in prepaid expenses and other assets	4,919	2,000
Increase in management and performance-based incentive fees payable	1,212	748
Decrease in interest payable	(160)	(354)
Decrease in accrued expenses	(2,957)	(2,300)
Increase (decrease) in payable for investments and cash equivalents purchased	(535,997)	18,012
Decrease (increase) in receivables for investments sold	49,643	(800)
Net change in unrealized depreciation (appreciation) on investments, cash equivalents, foreign currencies and other assets and liabilities	21,642	(194,243)
Net realized loss on investments and cash equivalents	85,511	101,332

Net Cash Provided (Used) by Operating Activities	$(599,677)	$76,457

Cash Flows from Financing Activities:
Net proceeds from the issuance of common stock	$204,275	$172,974
Offering costs from the issuance of common stock	(427)	(385)
Dividends paid in cash	(93,086)	(69,318)
Borrowings under credit facility	920,799	261,090
Payments under credit facility	(891,757)	(443,500)

Net Cash Provided (Used) by Financing Activities	$139,804	$(79,139)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(459,873)	$(2,682)
Effect of exchange rates on cash balances	(8)	(12)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$487,585	$6,607

CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,704	$3,913

Non-cash financing activities consist of the reinvestment of dividends totaling $10,530 and $4,637, respectively (in thousands).

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited)

September 30, 2010

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON AFFILIATED PORTFOLIO COMPANIES — 149.0%	Industry	Par Amount*	Cost	Fair Value(1)
CORPORATE DEBT — 136.7%
BANK DEBT/SENIOR SECURED LOANS —45.0%(2)
1st Lien Bank Debt/Senior Secured Loans — 3.7%
Allied Security Holdings LLC, 2/20/15	Business Services	$9,940	$9,892	$10,002
Altegrity, Inc., 2/21/15	Diversified Service	12,469	12,225	12,539
ATI Acquisition Company, 12/30/14	Education	13,374	12,903	12,103
Educate, Inc., 6/14/14	Education	9,950	9,950	9,702
Fox Acquisition Sub LLC, 7/14/15	Broadcasting & Entertainment	1,874	1,695	1,853
Multiplan, Inc., 8/26/17	Business Services	4,981	4,882	5,001
NBTY, Inc., 10/1/17	Consumer Products	8,000	7,920	8,110
Playpower, Inc., 6/30/12	Leisure Equipment	10,890	9,994	9,855

Total 1st Lien Bank Debt/Senior Secured Loans			$69,461	$69,165

2nd Lien Bank Debt/Senior Secured Loans — 41.3%
AB Acquisitions UK Topco 2 Limited (Alliance Boots), 7/9/16 †	Retail	£11,400	$20,084	$16,168
AB Acquisitions UK Topco 2 Limited (Alliance Boots), 7/9/16 †	Retail	€3,961	5,530	4,867
Advantage Sales & Marketing, Inc., 5/5/17	Grocery	$50,000	50,713	50,250
Asurion Corporation, 7/3/15	Insurance	121,300	120,320	115,614
BNY ConvergEx Group, LLC, 4/2/14	Business Services	83,229	80,987	81,398
Clean Earth, Inc., 13.00%, 8/1/14	Environmental	25,000	25,000	25,125
Datatel, Inc., 12/9/16	Education	20,000	19,927	20,450
Dresser, Inc., 5/4/15	Industrial	42,938	42,680	41,891
Garden Fresh Restaurant Corp., 12/11/13	Retail	46,600	46,600	48,883
Generics International, Inc., 4/30/15	Healthcare	20,000	19,937	20,000
Infor Enterprise Solutions Holdings, Inc., Tranche B-1, 3/2/14 †	Business Services	5,000	5,000	3,275
Infor Enterprise Solutions Holdings, Inc., 3/2/14 †	Business Services	15,000	14,897	9,891
Infor Global Solutions European Finance S.á.R.L., 3/2/14	Business Services	€6,210	8,263	5,413
IPC Systems, Inc., 6/1/15	Telecommunications	$44,250	41,394	37,253
Kronos, Inc., 6/11/15	Electronics	60,000	60,000	56,700
Ozburn-Hessey Holding Company LLC, 10/8/16	Logistics	38,000	37,964	37,620
Ranpak Corp., 12/27/14(3) †	Packaging	43,550	38,031	41,808
Ranpak Corp., 12/27/14(4) †	Packaging	€21,970	27,398	28,794
Sedgwick Holdings, Inc., 5/26/17	Business Services	$25,000	24,637	25,000

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2010

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON AFFILIATED PORTFOLIO COMPANIES — 149.0%	Industry	Par Amount*	Cost	Fair Value(1)
2nd Lien Bank Debt/Senior Secured Loans — (continued)
Sheridan Holdings, Inc., 6/15/15	Healthcare	$67,847	$67,017	$64,183
TransFirst Holdings, Inc., 6/15/15	Financial Services	37,512	36,641	34,286

Total 2nd Lien Bank Debt/Senior Secured Loans			$793,020	$768,869

TOTAL BANK DEBT/SENIOR SECURED LOANS			$862,481	$838,034

Subordinated Debt/Corporate Notes — 91.7%
AB Acquisitions UK Topco 2 Limited (Alliance Boots), GBP L+650, 7/9/17	Retail	£41,657	$80,549	$58,422
Allied Security Holdings LLC, 13.75%, 8/21/15	Business Services	$20,000	19,683	20,513
Altegrity Inc., 0.00%, 8/2/16 ♦ †	Diversified Service	3,545	1,737	1,703
Altegrity Inc., 11.75%, 5/1/16 ♦ †	Diversified Service	14,639	10,046	14,346
Altegrity Inc., 12.00%, 11/1/15 ♦ †	Diversified Service	100,000	100,000	105,100
Altegrity Inc., 10.50%, 11/1/15 ♦ †	Diversified Service	13,475	11,981	13,441
American Tire Distributors, Inc., 11.50%, 6/1/18 ♦†	Distribution	25,000	25,000	26,375
American Tire Distributors, Inc., 9.75%, 6/1/17 ♦†	Distribution	10,000	9,880	10,625
Angelica Corporation, 15.00%, 2/4/14	Healthcare	60,000	60,000	64,500
ATI Acquisition Company, L+1100, 12/30/15	Education	38,500	37,795	36,960
BNY ConvergEx Group, LLC, 14.00%, 10/2/14	Business Services	43,160	36,801	45,145
Booz Allen Hamilton Inc., 13.00%, 7/31/16	Consulting Services	19,813	19,901	20,259
Catalina Marketing Corporation, 11.625%, 10/1/17 ♦†	Grocery	42,175	41,694	46,815
Catalina Marketing Corporation, 10.50%, 10/1/15 ♦†	Grocery	5,000	5,101	5,350
Ceridian Corp., 12.25%, 11/15/15 †	Diversified Service	55,950	55,768	52,593
Ceridian Corp., 11.25%, 11/15/15 †	Diversified Service	33,300	32,748	30,636
Delta Educational Systems, Inc., 14.20%, 5/12/13	Education	19,634	19,289	20,223
Dura-Line Merger Sub, Inc., 14.00%, 9/22/14	Telecommunications	42,654	42,130	43,081
First Data Corporation, 11.25%, 3/31/16 †	Financial Services	35,040	29,902	27,506
First Data Corporation, 9.875%, 9/24/15 †	Financial Services	20,500	18,155	16,769
FleetPride Corporation, 11.50%, 10/1/14 ♦†	Transportation	47,500	47,500	45,600
Fox Acquisition Sub LLC, 13.375%, 7/15/16 ♦	Broadcasting & Entertainment	26,125	25,915	27,170
FPC Holdings, Inc. (FleetPride Corporation), 14.00%, 6/30/15 ♦†	Transportation	37,846	38,047	38,413
General Nutrition Centers, Inc., 10.75%, 3/15/15 †	Retail	24,500	24,771	25,327
General Nutrition Centers, Inc., L+450, 3/15/14 †	Retail	12,275	12,242	12,122

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2010

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON AFFILIATED PORTFOLIO COMPANIES — 149.0%	Industry	Par Amount*	Cost	Fair Value(1)
Subordinated Debt/Corporate Notes — (continued)
Goodman Global Inc., 13.50%, 2/15/16	Manufacturing	$25,000	$25,665	$27,500
Hub International Holdings, 10.25%, 6/15/15 ♦	Insurance	36,232	34,882	34,964
Intelsat Bermuda Ltd., 11.25%, 2/4/17	Broadcasting & Entertainment	90,000	91,996	97,013
Laureate Education, Inc., 11.75%, 8/15/17 ♦	Education	53,540	51,677	56,351
LVI Services, Inc., 17.25%, 11/16/12 ***	Environmental	55,560	53,263	5,419
MW Industries, Inc., 14.50%, 5/1/14	Manufacturing	61,876	61,141	65,650
NCO Group Inc., 11.875%, 11/15/14	Consumer Finance	16,630	14,264	15,133
N.E.W. Holdings I, LLC, L+750, 3/23/17	Consumer Services	40,000	40,000	39,700
Nielsen Finance LLC, 0% / 12.50%, 8/1/16	Market Research	61,000	58,029	61,114
Pacific Crane Maintenance Company, L.P., 15.00%, 2/15/14 ***	Machinery	54,070	36,825	703
Playpower Holdings Inc., 15.50%, 12/31/12 ♦	Leisure Equipment	104,716	104,716	78,013
Ranpak Holdings, Inc., 15.00%, 12/27/15	Packaging	72,753	72,753	72,935
Sorenson Communications, Inc., 10.50%, 2/1/15 ♦	Consumer Services	32,500	31,949	19,094
SquareTwo Financial Corp. (Collect America, Ltd.), 11.625%, 4/1/17 ♦	Consumer Finance	53,000	52,123	47,700
The Servicemaster Company, 10.75%, 7/15/15 ♦	Diversified Service	52,173	50,111	55,673
TL Acquisitions, Inc. (Thomson Learning), 13.25%, 7/15/15 ♦†	Education	72,500	72,270	72,681
TL Acquisitions, Inc. (Thomson Learning), 10.50%, 1/15/15 ♦†	Education	22,000	20,812	21,973
US Foodservice, 10.75%, 6/30/15 ♦	Beverage, Food & Tobacco	81,543	64,555	83,173
U.S. Renal Care, Inc., 13.25%, 5/24/17	Healthcare	20,132	20,132	20,132
Varietal Distribution, 10.75%, 6/30/17	Distribution	€1,127	1,384	1,497
Varietal Distribution, 10.75%, 6/30/17	Distribution	$22,204	21,689	21,605

Total Subordinated Debt/Corporate Notes			$1,786,871	$1,707,017

TOTAL CORPORATE DEBT			$2,649,352	$2,545,051

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2010

(in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON AFFILIATED PORTFOLIO COMPANIES — 149.0%	Industry	Par Amount*	Cost	Fair Value(1)
COLLATERALIZED LOAN OBLIGATIONS — 1.3%
Babson CLO Ltd., Series 2008-2A Class E, L+975, 7/15/18 ♦	Asset Management	$11,000	$10,126	$10,472
Babson CLO Ltd., Series 2008-1A Class E, L+550, 7/20/18 ♦	Asset Management	10,150	7,604	7,880
Westbrook CLO Ltd., Series 2006-1A, L+370, 12/20/20 ♦	Asset Management	11,000	6,779	7,014

TOTAL COLLATERALIZED LOAN OBLIGATIONS			$24,509	$25,366

		Shares
PREFERRED EQUITY — 1.7%
AHC Mezzanine LLC (Advanstar) **	Media	—	$1,063	$304
CA Holding, Inc. (Collect America, Ltd.) Series A **	Consumer Finance	7,961	788	1,592
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 13.50%, 5/12/14	Education	12,360	20,765	21,473
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 12.50% (Convertible)	Education	332,500	5,706	5,706
Varietal Distribution Holdings, LLC, 8.00%	Distribution	3,097	4,008	2,083

TOTAL PREFERRED EQUITY			$32,330	$31,158

EQUITY — 9.3%
Common Equity/Interests — 8.9%
AB Capital Holdings LLC (Allied Security)	Business Services	2,000,000	$2,000	$2,130
Accelerate Parent Corp. (American Tire)	Distribution	312,500	3,125	3,800
A-D Conduit Holdings, LLC (Duraline) **	Telecommunications	2,778	2,778	3,848
Altegrity Holding Corp.	Diversified Service	353,399	13,797	13,797
CA Holding, Inc. (Collect America, Ltd.) Series A **	Consumer Finance	25,000	2,500	396
CA Holding, Inc. (Collect America, Ltd.) Series AA **	Consumer Finance	4,294	429	859
Clothesline Holdings, Inc. (Angelica) **	Healthcare	6,000	6,000	7,515
Explorer Coinvest LLC (Booz Allen)	Consulting Services	430	4,300	9,963
FSC Holdings Inc. (Hanley Wood LLC) **	Media	10,000	10,000	—
Garden Fresh Restaurant Holding, LLC **	Retail	50,000	5,000	9,588
Gryphon Colleges Corporation (Delta Educational Systems, Inc.) **	Education	17,500	175	1,705
GS Prysmian Co-Invest L.P. (Prysmian Cables & Systems)(5,6)	Industrial	—	—	256
LVI Acquisition Corp. (LVI Services, Inc.) **	Environmental	6,250	2,500	—
MEG Energy Corp.(7)	Oil & Gas	2,176,722	55,006	76,069

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2010

(in thousands, except shares and warrants)

INVESTMENTS IN NON-CONTROLLED/NON AFFILIATED PORTFOLIO COMPANIES — 149.0%	Industry	Shares	Cost	Fair Value(1)
Common Equity/Interests — (continued)
New Omaha Holdings Co-Invest LP (First Data) **	Financial Services	13,000,000	$65,000	$18,555
PCMC Holdings, LLC (Pacific Crane) **	Machinery	50,000	4,000	—
Penton Business Media Holdings, LLC	Media	124	4,950	4,950
Pro Mach Co-Investment, LLC **	Machinery	150,000	1,500	3,570
RC Coinvestment, LLC (Ranpak Corp.) **	Packaging	50,000	5,000	6,470
Sorenson Communications Holdings, LLC Class A	Consumer Services	454,828	45	2,010
Varietal Distribution Holdings, LLC Class A **	Distribution	28,028	28	—

Total Common Equity/Interests			$188,133	$165,481

		Warrants
Warrants — 0.4%
CA Holding, Inc. (Collect America, Ltd.), Common **	Consumer Finance	7,961	$8	—
Fidji Luxco (BC) S.C.A., Common (FCI) (5) **	Electronics	48,769	491	$4,366
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Common **	Education	9,820	98	957
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class A-1 Preferred **	Education	45,947	459	788
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class B-1 Preferred **	Education	104,314	1,043	1,788

Total Warrants			$2,099	$7,899

TOTAL EQUITY			$190,232	$173,380

Total Investments in Non-Controlled/ Non-Affiliated Portfolio Companies			$2,896,423	$2,774,955

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2010

(in thousands, except shares and warrants)

INVESTMENTS IN NON-CONTROLLED/AFFILIATED PORTFOLIO COMPANIES — 5.5%(8)	Industry	Par Amount*	Cost	Fair Value(1)
CORPORATE DEBT — 4.4%
BANK DEBT/SENIOR SECURED LOANS — 3.8%(2)
1st Lien Bank Debt/Senior Secured Loans — 0.1%
Gray Wireline Service, Inc., 10/22/12	Oil & Gas	$1,000	$1,000	$1,000

2nd Lien Bank Debt/Senior Secured Loans — 3.7%
Gray Wireline Service, Inc., 14.00%, 10/22/12	Oil & Gas	$78,039	$78,039	$69,455

TOTAL BANK DEBT/SENIOR SECURED LOANS			$79,039	$70,455

Subordinated Debt/Corporate Notes — 0.6%
DSI Renal Inc., 17.00%, 4/7/14	Healthcare	$10,419	$10,419	$10,862

TOTAL CORPORATE DEBT			$89,458	$81,317

		Shares
EQUITY — 1.1%
Common Equity/Interests — 0.8%
CDSI I Holding Company, Inc. (DSI Renal Inc.)	Healthcare	9,303	$9,300	$16,286
Gray Energy Services, LLC Class H (Gray Wireline) **	Oil & Gas	1,081	2,000	—

Total Common Equity/Interests			$11,300	$16,286

		Warrants
Warrants — 0.3%
CDSI I Holding Company, Inc. Series A (DSI Renal Inc.)	Healthcare	2,031	$773	$1,635
CDSI I Holding Company, Inc. Series B (DSI Renal Inc.)	Healthcare	2,031	645	1,421
CDSI I Holding Company, Inc. (DSI Renal Inc.) §	Healthcare	6,093,750	1,002	2,112
Gray Holdco, Inc. (Gray Wireline)	Oil & Gas	3,559	—	—

Total Warrants			$2,420	$5,168

TOTAL EQUITY			$13,720	$21,454

Total Investments in Non-Controlled/Affiliated Portfolio Companies			$103,178	$102,771

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2010

(in thousands, except shares)

INVESTMENTS IN CONTROLLED PORTFOLIO COMPANIES — 4.0%(9)	Industry	Shares	Cost	Fair Value(1)
Preferred Equity — 0.0%
Grand Prix Holdings, LLC Series A, 12.00% (Innkeepers USA)(10) ***	Hotels, Motels, Inns & Gaming	2,989,431	$101,346	$—

EQUITY
Common Equity/Interests — 4.0%
AIC Credit Opportunity Fund LLC(11)	Asset Management	—	$71,741	$67,587
Generation Brands Holdings, Inc. (Quality Home Brands)	Consumer Products	750	—	111
Generation Brands Holdings, Inc. Series H (Quality Home Brands)	Consumer Products	7,500	2,297	1,111
Generation Brands Holdings, Inc. Series 2L (Quality Home Brands)	Consumer Products	36,700	11,242	5,435
Grand Prix Holdings, LLC (Innkeepers USA)(10) **	Hotels, Motels, Inns & Gaming	17,335,834	172,664	—

Total Common Equity/Interests			$257,944	$74,244

TOTAL EQUITY			$257,944	$74,244

Total Investments in Controlled Portfolio Companies			$359,290	$74,244

Total Investments — 158.5%(12)			$3,358,891	$2,951,970

Liabilities in Excess of Other Assets — (58.5%)				(1,089,656)

Net Assets — 100.0%				$1,862,314

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2010

(in thousands)

(1)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see note 2).
(2)	Includes floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the LIBOR (London Inter-bank Offered Rate), EURIBOR (Euro Inter-bank Offered Rate), GBP LIBOR (London Inter-bank Offered Rate for British Pounds), or the prime rate. At September 30, 2010, the range of interest rates on floating rate bank debt was 4.77% to 11.75%.
(3)	Position is held across five US Dollar-denominated tranches with varying yields.
(4)	Position is held across three Euro-denominated tranches with varying yields.
(5)	Denominated in Euro (€).
(6)	The Company is the sole Limited Partner in GS Prysmian Co-Invest L.P.
(7)	Denominated in Canadian dollars.
(8)	Denotes investments in which we are an “Affiliated Person”, as defined in the 1940 Act, due to owning, controlling, or holding the power to vote, 5% or more of the outstanding voting securities of the investment. Transactions during the six months ended September 30, 2010 in these Affiliated investments are as follows:

Name of Issuer	Fair Value at March 31, 2010	Gross Additions	Gross Reductions	Interest/Dividend Income	Fair Value at September 30, 2010
Gray Wireline Service, Inc. 1st Out	$1,000	$—	$—	$41	$1,000
Gray Wireline Service, Inc. 2nd Out	59,251	485	—	5,437	69,455
DSI Renal, Inc., 17.00%	10,057	559	—	864	10,862
CDSI I Holding Company, Inc. Common Equity	10,206	—	—	—	16,286
Gray Energy Services, LLC Class H Common Equity	—	—	—	—	—
CDSI I Holding Company, Inc. Series A Warrant	854	—	—	—	1,635
CDSI I Holding Company, Inc. Series B Warrant	693	—	—	—	1,421
CDSI I Holding Company, Inc. Contingent Payment Agreement	1,075	—	—	—	2,112
Gray Holdco, Inc. Warrant	—	—	—	—	—

	$83,136	$1,044	$—	$6,342	$102,771

(9)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the six months ended September 30, 2010 in these Controlled investments are as follows:

Name of Issuer	Fair Value at March 31, 2010	Gross Additions	Gross Reductions	Interest/Dividend Income	Fair Value at September 30, 2010
Grand Prix Holdings, LLC Series A Preferred	$5,268	$—	$—	$—	$—
AIC Credit Opportunity Fund LLC Common Equity (10)	73,514	1,700	—	6,031	67,587
Generation Brands Holdings, Inc. Common Equity	230	—	—	—	111
Generation Brands Holdings, Inc. Series H Common Equity	2,297	—	—	—	1,111
Generation Brands Holdings, Inc. Series 2L Common Equity	11,242	—	—	—	5,435
Grand Prix Holdings, LLC Common Equity	—	—	—	—	—

	$92,551	$1,700	$—	$6,031	$74,244

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2010

(in thousands)

The Company has a 99%, 100%, and 27% equity ownership interest in Grand Prix Holdings LLC, AIC Credit Opportunity Fund LLC, and Generation Brands Holdings, Inc., respectively.

(10)	See note 14.
(11)	See note 6.
(12)	Aggregate gross unrealized appreciation for federal income tax purposes is $154,231; aggregate gross unrealized depreciation for federal income tax purposes is $531,489. Net unrealized depreciation is $377,258 based on a tax cost of $3,329,228.
♦	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
*	Denominated in USD unless otherwise noted.
**	Non-income producing security
***	Non-accrual status (see note 2m)
†	Denote securities where the Company owns multiple tranches of the same broad asset type but whose security characteristics differ. Such differences may include level of subordination, call protection and pricing, differing interest rate characteristics, among other factors. Such factors are usually considered in the determination of fair values.
§	Position reflects a contingent payment agreement.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

Industry Classification	Percentage of Total Investments (at fair value) as of September 30, 2010
Diversified Service	10.2%
Education	9.6%
Healthcare	7.1%
Business Services	7.0%
Retail	5.9%
Insurance	5.1%
Packaging	5.1%
Oil & Gas	5.0%
Broadcasting & Entertainment	4.3%
Grocery	3.5%
Financial Services	3.3%
Manufacturing	3.2%
Asset Management	3.1%
Leisure Equipment	3.0%
Telecommunications	2.8%
Transportation	2.8%
Beverage, Food & Tobacco	2.8%
Distribution	2.2%
Consumer Finance	2.2%
Market Research	2.1%
Electronics	2.1%
Consumer Services	2.1%
Industrial	1.4%
Logistics	1.3%
Environmental	1.0%
Consulting Services	1.0%
Consumer Products	0.5%
Media	0.2%
Machinery	0.1%
Hotels, Motels, Inns & Gaming	0.0%
Publishing	0.0%

Total Investments	100.0%

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

March 31, 2010

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON- AFFILIATED PORTFOLIO COMPANIES — 151.1%	Industry	Par Amount*	Cost	Fair Value(1)
CORPORATE DEBT — 137.2%
Bank Debt/Senior Secured Loans — 44.2%(2)
1st Lien Bank Debt/Senior Secured Loans — 1.2%
ATI Acquisition Company, 12/30/14	Education	$18,454	$17,743	$18,038
FoxCo Acquisition Sub LLC, 7/14/15	Broadcasting & Entertainment	3,905	3,493	3,788

Total 1st Lien Bank Debt/Senior Secured Loans			$21,236	$21,826

2nd Lien Bank Debt/Senior Secured Loans — 43.0%
AB Acquisitions UK Topco 2 Limited (Alliance Boots), 7/9/16 †	Retail	£11,400	$19,983	$15,321
AB Acquisitions UK Topco 2 Limited (Alliance Boots), 7/9/16 †	Retail	€3,961	5,499	4,749
American Safety Razor Company, LLC, 1/30/14	Consumer Products	$1,000	774	625
Asurion Corporation, 7/3/15	Insurance	148,300	147,019	147,605
BNY ConvergEx Group, LLC, 4/2/14	Business Services	83,229	80,722	83,229
C.H.I. Overhead Doors, Inc., 13.00%, 10/22/11	Building Products	15,000	15,012	15,000
Clean Earth, Inc., 13.00%, 8/1/14	Environmental	25,000	25,000	24,875
Datatel, Inc., 12/9/16	Education	20,000	19,923	20,350
Dresser, Inc., 5/4/15	Industrial	62,938	62,656	60,289
Educate, Inc., 6/14/14	Education	10,000	10,000	9,400
Garden Fresh Restaurant Corp., 12/22/11	Retail	33,600	32,880	33,600
Generics International, Inc., 4/30/15	Healthcare	20,000	19,931	20,000
Infor Enterprise Solutions Holdings, Inc., Tranche B-1, 3/2/14 †	Business Services	5,000	5,000	3,925
Infor Enterprise Solutions Holdings, Inc., 3/2/14 †	Business Services	15,000	14,883	12,581
Infor Global Solutions European Finance S.á.R.L., 3/2/14	Business Services	€6,210	8,263	6,722
IPC Systems, Inc., 6/1/15	Telecommunications	$44,250	41,165	37,613
Kronos, Inc., 6/11/15	Electronics	60,000	60,000	56,820
Ozburn-Hessey Holding Company LLC, 10/8/16	Logistics	35,000	35,000	35,000
Ranpak Corp., 12/27/14(3) †	Packaging	43,550	37,564	43,165
Ranpak Corp., 12/27/14(4) †	Packaging	€21,970	27,074	29,464

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2010

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON- AFFILIATED PORTFOLIO COMPANIES — 151.1%	Industry	Par Amount*	Cost	Fair Value(1)
2nd Lien Bank Debt/Senior Secured Loans — (continued)
Sheridan Holdings, Inc., 6/15/15	Healthcare	$67,847	$66,948	$67,169
TransFirst Holdings, Inc., 6/15/15	Financial Services	36,632	35,687	33,519

Total 2nd Lien Bank Debt/Senior Secured Loans			$770,983	$761,021

TOTAL BANK DEBT/SENIOR SECURED LOANS			$792,219	$782,847

Subordinated Debt/Corporate Notes — 93.0%
AB Acquisitions UK Topco 2 Limited (Alliance Boots), GBP L+650, 7/9/17	Retail	£40,847	$79,172	$56,817
Advantage Sales & Marketing, Inc., 12.00%, 3/29/14	Grocery	$32,535	32,164	32,860
Allied Security Holdings LLC, 13.75%, 8/21/15	Business Services	20,000	19,661	20,500
Altegrity Inc., 11.75%, 5/1/16 ♦†	Diversified Service	14,639	9,716	13,644
Altegrity Inc., 10.50%, 11/1/15 ♦†	Diversified Service	13,475	11,852	12,693
Angelica Corporation, 15.00%, 2/4/14	Healthcare	60,000	60,000	64,260
ATI Acquisition Company, L+1100, 12/30/15	Education	38,500	37,750	38,115
BNY ConvergEx Group, LLC, 14.00%, 10/2/14	Business Services	42,730	35,913	44,140
Booz Allen Hamilton Inc., 13.00%, 7/31/16	Consulting Services	23,435	23,109	24,197
Catalina Marketing Corporation, 11.625%, 10/1/17 ♦†	Grocery	42,175	40,997	45,549
Catalina Marketing Corporation, 10.50%, 10/1/15 ♦†	Grocery	5,000	5,094	5,300
Ceridian Corp., 13.00%, 11/15/15 †	Diversified Service	53,250	53,250	52,185
Ceridian Corp., 11.25%, 11/15/15 †	Diversified Service	36,000	35,246	34,740
Cidron Healthcare C S.á.R.L. (Convatec) E+950, 8/1/17	Healthcare	€8,033	12,547	10,923
Delta Educational Systems, Inc., 14.20%, 5/12/13	Education	$19,517	19,120	19,713
Dura-Line Merger Sub, Inc., 14.00%, 9/22/14	Telecommunications	42,363	41,792	42,787
European Directories (DH5) B.V., 15.735%, 7/1/16 † ***	Publishing	€3,452	4,475	—
European Directories (DH7) B.V., E+950, 7/1/15 † ***	Publishing	17,454	21,846	5,810
First Data Corporation, 11.25%, 3/31/16 †	Financial Services	$40,000	33,801	33,500
First Data Corporation, 9.875%, 9/24/15 †	Financial Services	45,500	40,129	39,244
FleetPride Corporation, 11.50%, 10/1/14 ♦†	Transportation	47,500	47,500	46,075
FoxCo Acquisition Sub LLC, 13.375%, 7/15/16 ♦	Broadcasting & Entertainment	25,250	25,034	25,250
FPC Holdings, Inc. (FleetPride Corporation), 14.00%, 6/30/15 ♦†	Transportation	37,846	37,429	35,575

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2010

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON- AFFILIATED PORTFOLIO COMPANIES — 151.1%	Industry	Par Amount*	Cost	Fair Value(1)
Subordinated Debt/Corporate Notes — (continued)
General Nutrition Centers, Inc., L+450, 3/15/14 †	Retail	$12,275	$12,149	$11,630
General Nutrition Centers, Inc., 10.75%, 3/15/15 †	Retail	24,500	24,906	25,113
Goodman Global Inc., 13.50%, 2/15/16	Manufacturing	25,000	25,518	28,000
Hub International Holdings, 10.25%, 6/15/15 ♦	Insurance	33,732	32,498	32,214
Intelsat Bermuda Ltd., 11.25%, 2/4/17	Broadcasting & Entertainment	75,000	77,335	79,469
Laureate Education, Inc., 11.75%, 8/15/17 ♦	Education	53,540	51,133	56,217
LVI Services, Inc., 17.25%, 11/16/12	Environmental	51,061	51,061	15,000
MW Industries, Inc., 14.50%, 5/1/14	Manufacturing	61,186	60,375	62,471
NCO Group Inc., 11.875%, 11/15/14	Consumer Finance	22,630	18,974	21,758
N.E.W. Holdings I, LLC, L+750, 3/23/17	Consumer Services	40,000	40,000	39,600
Nielsen Finance LLC, 0% / 12.50%, 8/1/16	Market Research	61,000	54,275	58,255
Pacific Crane Maintenance Company, L.P., 15.00%, 2/15/14 ***	Machinery	50,172	36,825	1,505
PBM Holdings, Inc., 13.50%, 9/29/13	Beverage, Food & Tobacco	17,723	17,723	18,210
Playpower Holdings Inc., 15.50%, 12/31/12 ♦	Leisure Equipment	97,184	97,184	82,325
Ranpak Holdings, Inc., 15.00%, 12/27/15	Packaging	67,643	67,643	68,557
RSA Holdings Corp. of Delaware (American Safety Razor), 13.50%, 1/30/15 ***	Consumer Products	57,351	55,479	6,882
Sorenson Communications, Inc., 10.50%, 2/1/15 ♦	Consumer Services	32,500	31,901	31,444
SquareTwo Financial Corp. (Collect America, Ltd.), 11.625%, 4/1/17 ♦	Consumer Finance	55,000	54,046	54,046
The Servicemaster Company, 10.75%, 7/15/15 ♦	Diversified Service	52,173	49,286	55,580
TL Acquisitions, Inc. (Cengage Learning), 13.25%, 7/15/15 ♦†	Education	72,500	72,253	70,748
TL Acquisitions, Inc. (Cengage Learning), 10.50%, 1/15/15 ♦†	Education	22,000	20,681	21,065
US Foodservice, 10.25%, 6/30/15 ♦	Beverage, Food & Tobacco	81,543	62,034	84,498
Varietal Distribution, 10.75%, 6/30/17	Distribution	22,204	21,664	20,983

Total Subordinated Debt/Corporate Notes			$1,762,540	$1,649,447

TOTAL CORPORATE DEBT			$2,554,759	$2,432,294

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2010

(in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON- AFFILIATED PORTFOLIO COMPANIES — 151.1%	Industry	Par Amount*	Cost	Fair Value(1)
COLLATERALIZED LOAN OBLIGATIONS — 1.5%
Babson CLO Ltd., Series 2008-2A Class E, L+975, 7/15/18 ♦	Asset Management	$11,000	$10,097	$10,690
Babson CLO Ltd., Series 2008-1A Class E, L+550, 7/20/18 ♦	Asset Management	10,366	7,676	8,420
Westbrook CLO Ltd., Series 2006-1A, L+370, 12/20/20 ♦	Asset Management	11,000	6,684	6,756

TOTAL COLLATERALIZED LOAN OBLIGATIONS			$24,457	$25,866

		Shares
PREFERRED EQUITY — 1.6%
AHC Mezzanine LLC (Advanstar) **	Media	1	$1,063	$298
CA Holding, Inc. (Collect America, Ltd.) Series A	Consumer Finance	7,961	788	1,592
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 13.50%, 5/12/14	Education	12,360	19,286	19,443
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 12.50% (Convertible)	Education	332,500	5,364	5,360
Varietal Distribution Holdings, LLC, 8.00%	Distribution	3,097	3,852	1,907

TOTAL PREFERRED EQUITY			$30,353	$28,600

EQUITY — 10.8%
Common Equity/Interests — 10.4%
AB Capital Holdings LLC (Allied Security) **	Business Services	2,000,000	$2,000	$2,628
A-D Conduit Holdings, LLC (Duraline) **	Telecommunications	2,778	2,778	4,381
CA Holding, Inc. (Collect America, Ltd.) Series A **	Consumer Finance	25,000	2,500	1,771
CA Holding, Inc. (Collect America, Ltd.) Series AA **	Consumer Finance	4,294	429	859
Clothesline Holdings, Inc. (Angelica) **	Healthcare	6,000	6,000	8,901
Explorer Coinvest LLC (Booz Allen)	Consulting Services	430	4,300	8,849
FSC Holdings Inc. (Hanley Wood LLC) **	Media	10,000	10,000	167
Garden Fresh Restaurant Holding, LLC **	Retail	50,000	5,000	11,455
Gryphon Colleges Corporation (Delta Educational Systems, Inc.) **	Education	17,500	175	4,014
GS Prysmian Co-Invest L.P. (Prysmian Cables & Systems)(5,6)	Industrial	1	—	385
LVI Acquisition Corp. (LVI Services, Inc.) **	Environmental	6,250	2,500	—
MEG Energy Corp.(7)	Oil & Gas	2,176,722	55,006	88,202
New Omaha Holdings Co-Invest LP (First Data) **	Financial Services	13,000,000	65,000	31,590

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2010

(in thousands, except shares and warrants)

INVESTMENTS IN NON-CONTROLLED/NON- AFFILIATED PORTFOLIO COMPANIES — 151.1%	Industry	Shares	Cost	Fair Value(1)
Common Equity/Interests — (continued)
PCMC Holdings, LLC (Pacific Crane) **	Machinery	50,000	$4,000	$—
Penton Business Media Holdings, LLC	Media	124	4,950	4,950
Pro Mach Co-Investment, LLC **	Machinery	150,000	1,500	4,200
RC Coinvestment, LLC (Ranpak Corp.) **	Packaging	50,000	5,000	5,088
Sorenson Communications Holdings, LLC Class A	Consumer Services	454,828	45	6,080
Varietal Distribution Holdings, LLC Class A **	Distribution	28,028	28	—

Total Common Equity/Interests			$171,211	$183,520

		Warrants
Warrants — 0.4%
CA Holding, Inc. (Collect America, Ltd.), Common	Consumer Finance	7,961	$8	—
Fidji Luxco (BC) S.C.A., Common (FCI)(5) **	Electronics	48,769	491	$2,939
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Common **	Education	9,820	98	2,252
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class A-1 Preferred **	Education	45,947	460	741
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class B-1 Preferred **	Education	104,314	1,043	1,681

Total Warrants			$2,100	$7,613

TOTAL EQUITY			$173,311	$191,133

Total Investments in Non-Controlled/ Non-Affiliated Portfolio Companies			$2,782,880	$2,677,893

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2010

(in thousands, except shares and warrants)

INVESTMENTS IN NON-CONTROLLED/AFFILIATED PORTFOLIO COMPANIES — 4.7%(8)	Industry	Par Amount*	Cost	Fair Value(1)
CORPORATE DEBT — 4.0%
BANK DEBT/SENIOR SECURED LOANS — 3.4%(2)
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

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2010

(in thousands, except shares)

INVESTMENTS IN CONTROLLED PORTFOLIO COMPANIES — 5.2%(9)	Industry	Shares	Cost	Fair Value(1)
Preferred Equity — 0.3%
Grand Prix Holdings, LLC Series A, 12.00% (Innkeepers USA) ***	Hotels, Motels, Inns & Gaming	2,989,431	$101,346	$5,268

EQUITY
Common Equity/Interests — 4.9%
AIC Credit Opportunity Fund LLC(10)	Asset Management		$70,041	$73,514
Generation Brands Holdings, Inc. (Quality Home Brands)	Consumer Products	750	—	230
Generation Brands Holdings, Inc. Series H (Quality Home Brands)	Consumer Products	7,500	2,297	2,297
Generation Brands Holdings, Inc. Series 2L (Quality Home Brands)	Consumer Products	36,700	11,242	11,242
Grand Prix Holdings, LLC (Innkeepers USA) **	Hotels, Motels, Inns & Gaming	17,335,834	172,664	—

Total Common Equity/Interests			$256,244	$87,283

TOTAL EQUITY			$256,244	$87,283

Total Investments in Controlled Portfolio Companies			$357,590	$92,551

Total Investments — 161.0%(11)			$3,242,605	$2,853,580

		Par Amount*
CASH EQUIVALENTS — 25.3%
U.S. Treasury Bill, 0.13%, 7/1/10	Government	$450,000	$449,852	$449,828

Total Investments and Cash Equivalents — 186.3%			$3,692,457	$3,303,408
Liabilities in Excess of Other Assets — (86.3%)				(1,530,602)

Net Assets — 100.0%				$1,772,806

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered in the valuation process of independent valuation firms. For the quarter ended September 30, 2010, there has been no change to the Company’s valuation techniques and related inputs considered in the valuation process.

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

(h) In accordance with Regulation S-X and the AICPA Audit and Accounting Guide for Investment Companies and ASC 810—Consolidation, the Company generally will not consolidate its interest in any company other than in investment company subsidiaries and controlled operating companies substantially all of whose business consists of providing services to the Company. Consequently, the Company generally will not consolidate special purpose entities through which the special purpose entity acquires and holds investments subject to financing with third parties. At September 30, 2010, the Company did not have any such subsidiaries or controlled operating companies that were consolidated. See note 6. In addition and

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

pursuant to ASC 860—Transfers and Servicing, the Company may in the future need to consolidate certain special purpose entities involving transfers of our portfolio investments.

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

(k) The Company records origination expenses related to its debt obligations as prepaid assets. These expenses are deferred and amortized using the straight-line method over the stated life of the facility.

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

Note 3. Agreements

Apollo Investment has an Investment Advisory and Management Agreement with Apollo Investment Management, L.P. (the “Investment Adviser” or “AIM”), under which the Investment Adviser, subject to the overall supervision of Apollo Investment’s board of directors, will manage the day-to-day operations of, and provide investment advisory services to, Apollo Investment. For providing these services, the Investment Adviser receives a fee from Apollo Investment, consisting of two components—a base management fee and a performance-based incentive fee. The base management fee is determined by taking the average value of Apollo Investment’s gross assets at the end of the two most recently completed calendar quarters calculated at an annual

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

rate of 2.00%. The incentive fee has two parts, as follows: one part is calculated and payable quarterly in arrears based on Apollo Investment’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies accrued during the calendar quarter, minus Apollo Investment’s operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income does not include any realized capital gains computed net of all realized capital losses and unrealized capital depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of Apollo Investment’s net assets at the end of the immediately preceding calendar quarter, is compared to the rate of 1.75% per quarter (7% annualized). Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 2% base management fee. Apollo Investment pays the Investment Adviser an incentive fee with respect to Apollo Investment’s pre-incentive fee net investment income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which Apollo Investment’s pre-incentive fee net investment income does not exceed 1.75%, which we commonly refer to as the performance threshold; (2) 100% of Apollo Investment’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds 1.75% but does not exceed 2.1875% in any calendar quarter; and (3) 20% of the amount of Apollo Investment’s pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are appropriately pro rated for any period of less than three months. The effect of the fee calculation described above is that if pre-incentive fee net investment income is equal to or exceeds 2.1875%, the Investment Adviser will receive a fee of 20% of Apollo Investment’s pre-incentive fee net investment income for the quarter. The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Management Agreement, as of the termination date) and will equal 20% of Apollo Investment’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser.

For the three and six months ended September 30, 2010, the Company accrued $15,030 and $29,584, respectively, in base management fees and $12,545 and $22,752, respectively, in performance-based incentive fees. For the three and six months ended September 30, 2009, the Company accrued $13,214 and $25,936, respectively, in base management fees and $12,848 and $25,180, respectively, in performance-based incentive fees.

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

For the three and six months ended September 30, 2010, the Company accrued expenses under the Administration Agreement of $1,412 and $2,808, respectively. For the three and six months ended September 30, 2009, the Company accrued expenses under the Administration Agreement of $1,198 and $2,507, respectively.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

On December 21, 2009, Apollo Investment amended its Amended and Restated Senior Secured Revolving Credit Agreement dated March 31, 2006 (the “Facility”), among Apollo Investment, the lenders party thereto and JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent for the lenders. The amendment extended the maturity date of certain lenders’ commitments totaling $1,178,750 until April 12, 2013, with the pricing reset to 300 basis points over LIBOR. Non-extended lenders whose commitments will expire on April 13, 2011 totaled $380,000. Pricing with respect to the non-extended commitments remains at 100 basis points over LIBOR. The Facility permits Apollo Investment to seek additional commitments from new and existing lenders in the future, up to an aggregate Facility size not to exceed $2,000,000. As of September 2010, Apollo Investment received an additional lender commitment with a maturity date of April 12, 2013 of $50,000 under the Facility. The Facility is used to supplement Apollo’s equity capital to make additional portfolio investments and for general corporate purposes. From time to time, certain of the lenders provide customary commercial and investment banking services to Apollo Investment and its affiliates. JPMorgan also serves as custodian and fund accounting agent for Apollo Investment.

Note 4. Net Asset Value Per Share

At September 30, 2010, the Company’s total net assets and net asset value per share were $1,862,314 and $9.58, respectively. This compares to total net assets and net asset value per share at March 31, 2010 of $1,772,806 and $10.06, respectively.

Note 5. Earnings (Loss) Per Share

The following information sets forth the computation of basic and diluted earnings (loss) per share for the three and six months ended September 30, 2010 and September 30, 2009, respectively:

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009
Numerator for increase (decrease) in net assets per share:	$68,166	$109,156	$(16,144)	$193,631
Denominator for basic and diluted weighted average shares:	194,460,328	152,897,366	191,135,686	147,588,520
Basic and diluted earnings (loss) per share:	$0.35	$0.71	$(0.08)	$1.31

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

We do not consolidate AIC Holdco or its wholly owned subsidiaries and accordingly only the value of our investment in AIC Holdco is included on our statement of assets and liabilities. The Senior Note, total return swap and Acquisition Loan are non-recourse to AIC Holdco, its subsidiaries and us and have standard events of default including failure to pay contractual amounts when due and failure by each of the underlying Apollo special purpose entities to provide additional credit support, sell assets or prepay a portion of its obligations if the value of the FDC Reference Obligation, the TXU Reference Obligation or the Boots Reference Obligation, as applicable, declines below specified levels. We may unwind any of these transactions at any time without penalty. From time to time Apollo Investment may provide additional capital to AIC Holdco for purposes of funding margin calls under one or more of the transactions described above among other reasons. During the fiscal year ended March 31, 2009, we provided $18,480 in additional capital to AIC Holdco. During the fiscal year ended March 31, 2010, $9,336 of net capital was returned to us from AIC Holdco. During the six months ended September 30, 2010, $1,700 of net capital was provided to AIC Holdco.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Investments consisted of the following as of September 30, 2010 and March 31, 2010.

	September 30, 2010		March 31, 2010
	Cost	Fair Value	Cost	Fair Value
Bank Debt/Senior Secured Loans	$941,520	$908,489	$870,773	$843,098
Subordinated Debt/Corporate Notes	1,797,290	1,717,879	1,772,400	1,659,504
Collateralized Loan Obligations	24,509	25,366	24,457	25,866
Preferred Equity	133,676	31,158	131,699	33,868
Common Equity/Interests	457,377	256,011	438,755	281,009
Warrants	4,519	13,067	4,521	10,235
Cash Equivalents	—	—	449,852	449,828

Totals	$3,358,891	$2,951,970	$3,692,457	$3,303,408

At September 30, 2010, our investments were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurement at Reporting Date Using:
Description	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Bank Debt/Senior Secured Loans	$908,489	$—	$—	$908,489
Subordinated Debt/Corporate Notes	1,717,879	—	—	1,717,879
Collateralized Loan Obligations	25,366	—	—	25,366
Preferred Equity	31,158	—	—	31,158
Common Equity/Interests(1)	256,011	76,069	—	179,942
Warrants	13,067	—	—	13,067

Total Investments	$2,951,970	$76,069	$—	$2,875,901
Cash Equivalents	—	—	—	—

Total Investments and Cash Equivalents	$2,951,970	$76,069	$—	$2,875,901

(1)	MEG Energy Corp. common stock was transferred from Level 3 to Level 1 due to its initial public offering. There were no other transfers into or out of Level 1, Level 2 or Level 3 during the period shown.

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

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

The following chart shows the components of change in our investments categorized as Level 3, for the six months ended September 30, 2010.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)*
	Bank Debt / Senior Secured Loans	Subordinated Debt/Corporate Notes	Collateralized Loan Obligations	Preferred Equity	Common Equity/Interests	Warrants	Total
Beginning Balance, March 31, 2010	$843,098	$1,659,504	$25,866	$33,868	$281,009	$10,235	$2,853,580
Total realized gains or losses included in earnings	(821)	(86,299)	56	—	—	—	(87,064)
Total unrealized gains or losses included in earnings	(5,355)	33,411	(553)	(4,686)	(64,684)	2,832	(39,035)
Purchases, including capitalized PIK(1)	183,146	239,151	213	1,976	18,623	—	443,109
Sales	(111,579)	(127,888)	(216)	—	—	—	(239,683)
Transfer in and/or out of Level 3(2)	—	—	—	—	(55,006)	—	(55,006)

Ending Balance, September 30, 2010	$908,489	$1,717,879	$25,366	$31,158	$179,942	$13,067	$2,875,901

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations.	$(5,806)	$(35,717)	$(538)	$(4,686)	$(31,488)	$2,831	$(75,404)

(1)	Includes amortization of premium and/or discount of approximately $3,192, $12,358, $213, $96, $0, $0, and $15,859, respectively.
(2)	MEG Energy Corp. common stock was transferred from Level 3 to Level 1 due to its initial public offering. There were no other transfers into or out of Level 1, Level 2 or Level 3 during the period shown.
*	Pursuant to fair value measurement and disclosure guidance, the Company currently categories investments by class as shown above.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

The following chart shows the components of change in our investments categorized as Level 3, for the six months ended September 30, 2009.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)*
	Corporate Debt	Equity	Preferred Equity	Collateralized Loan Obligations	Total
Beginning Balance, March 31, 2009‡	$2,072,680	$262,707	$132,526	$18,978	$2,486,891
Total realized gains or losses included in earnings	(101,596)	192	—	5	(101,399)
Total unrealized gains or losses included in earnings	180,719	86,921	(49,563)	3,144	221,221
Purchases, including capitalized PIK(1)	136,444	11,862	10,504	831	159,641
Sales	(100,173)	(19,858)	—	(54)	(120,085)
Transfer in and/or out of Level 3(2)	—	—	—	—	—

Ending Balance, September 30, 2009	$2,188,074	$341,824	$93,467	$22,904	$2,646,269

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

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Note 7. Foreign Currency Transactions and Translations

At September 30, 2010, the Company had outstanding non-US borrowings on its multicurrency revolving credit facility denominated in euros, pounds sterling, and Canadian dollars. Unrealized appreciation or depreciation on these outstanding borrowings is indicated in the table below:

Foreign Currency	Local Currency		Original Borrowing Cost	Current Value	Reset Date	Unrealized Appreciation (Depreciation)
British Pound		£2,000	$3,565	$3,152	10/18/2010	$413
Canadian Dollar	C$	11,113	10,505	10,833	10/21/2010	(328)
British Pound		£13,000	21,471	20,485	10/28/2010	986
Euro		€11,500	15,058	15,700	10/28/2010	(642)
Euro		€33,000	43,209	45,052	10/29/2010	(1,843)
British Pound		£35,000	55,435	55,153	10/29/2010	282
Canadian Dollar	C$	29,700	25,161	28,952	11/26/2010	(3,791)
Canadian Dollar	C$	23,000	19,615	22,420	12/08/2010	(2,805)
Canadian Dollar	C$	10,000	8,690	9,748	12/29/2010	(1,058)
Canadian Dollar	C$	3,000	2,318	2,924	12/30/2010	(606)

			$205,027	$214,419		$(9,392)

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

Note 8. Expense Offset Arrangement

The Company benefits from an expense offset arrangement with JPMorgan Chase Bank, N.A. (“custodian bank”) whereby the Company earns credits on any uninvested US dollar cash balances held by the custodian bank. These credits are applied by the custodian bank as a reduction of the monthly custody fees charged to the Company. The total amount of credits earned during the three and six months ended September 30, 2010 were $0

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

and $0, respectively. The total amount of credits earned during the three and six months ended September 30, 2009 were $0 and $0, respectively.

Note 9. Cash Equivalents

There were $0 and $449,828 of cash equivalents held, at value, as of September 30, 2010 and March 31, 2010, respectively.

Note 10. Repurchase Agreements

The Company may enter into repurchase agreements as part of its investment program. The Company’s custodian takes possession of collateral pledged by the counterparty. The collateral is marked-to-market daily to ensure that the value, plus accrued interest, is at least equal to the repurchase price. In the event of default of the obligor to repurchase, the Company has the right to liquidate the collateral and apply the proceeds in satisfaction of the obligation. Under certain circumstances, in the event of default or bankruptcy by the counterparty to the agreement, realization and/or retention of the collateral or proceeds may be subject to legal proceedings. There were no repurchase agreements outstanding at September 30, 2010 or March 31, 2010.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Note 11. Financial Highlights

The following is a schedule of financial highlights for the six months ended September 30, 2010 and the year ended March 31, 2010:

	Six months ended September 30, 2010 (unaudited)	Year ended March 31, 2010
Per Share Data:
Net asset value, beginning of period	$10.06	$9.82

Net investment income	0.48	1.26
Net realized and unrealized gain (loss)	(0.54)	0.45

Net increase (decrease) in net assets resulting from operations	(0.06)	1.71
Dividends to stockholders(1)	(0.57)	(1.14)
Effect of anti-dilution (dilution)	0.15	(0.33)
Offering costs*	—	—

Net asset value at end of period	$9.58	$10.06

Per share market price at end of period	$10.23	$12.73

Total return(2)	(15.0%)	313.0%

Shares outstanding at end of period	194,460,328	176,213,918

Ratio/Supplemental Data:
Net assets at end of period (in millions)	$1,862.3	$1,772.8

Ratio of net investment income to average net assets	4.86%	12.36%

Ratio of operating expenses to average net assets	3.10%	7.21%
Ratio of credit facility related expenses to average net assets	1.10%	1.52%

Ratio of total expenses to average net assets	4.20%	8.73%

Average debt outstanding	$1,050,831	$1,041,084

Average debt per share	$5.50	$6.53

Portfolio turnover ratio	8.4%	17.2%

(1)	Dividends and distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under accounting principles generally accepted in the United States of America. Per share amounts reflect total dividends paid divided by average shares for the respective periods.
(2)	Total return is based on the change in market price per share during the respective periods. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.
*	Represents less than one cent per average share.

Note 12. Credit Agreement and Borrowings

Under the terms of the Amended and Restated Senior Secured Revolving Credit Agreement dated March 31, 2006 (the “Facility”), as amended on December 21, 2009, certain lenders agreed to extend credit to Apollo Investment in an aggregate principal or face amount not exceeding $1,558,750 at any one time outstanding. The Facility permits Apollo Investment to seek additional commitments from new and existing lenders in the future,

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

up to an aggregate Facility size not to exceed $2,000,000. On December 21, 2009, Apollo Investment amended the Facility to extend the maturity date of certain lenders’ commitments totaling $1,178,750 until April 12, 2013. The commitments of certain non-extended lenders totaling $380,000 will mature on April 13, 2011. As of September 2010, Apollo Investment received an additional lender commitment with a maturity date of April 12, 2013 of $50,000 under the Facility. The Facility is secured by substantially all of the assets in Apollo Investment’s portfolio, including cash and cash equivalents. Pricing with respect to the commitments of extended lenders is at 300 basis points over LIBOR while pricing with respect to the non-extended lenders remains at 100 basis points over LIBOR. The Facility contains affirmative and restrictive covenants, including: (a) periodic financial reporting requirements, (b) maintaining minimum stockholders’ equity of the greater of (i) 40% of the total assets of Apollo Investment and its consolidated subsidiaries as at the last day of any fiscal quarter and (ii) the sum of (A) $725,000 plus (B) 25% of the net proceeds from the sale of equity interests in Apollo Investment after the closing date of the Facility, (c) maintaining a ratio of total assets, less total liabilities (other than indebtedness) to total indebtedness, in each case of Apollo Investment and its consolidated subsidiaries, of not less than 2.0:1.0, (d) maintaining minimum liquidity, (e) limitations on the incurrence of additional indebtedness, including a requirement to meet a certain minimum liquidity threshold before Apollo Investment can incur such additional debt, (f) limitations on liens, (g) limitations on investments (other than in the ordinary course of Apollo Investment’s business), (h) limitations on mergers and disposition of assets (other than in the normal course of Apollo Investment’s business activities), (i) limitations on the creation or existence of agreements that permit liens on properties of Apollo Investment’s consolidated subsidiaries and (j) limitations on the repurchase or redemption of certain unsecured debt and debt securities. In addition to the asset coverage ratio described in clause (c) of the preceding sentence, borrowings under the Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in Apollo Investment’s portfolio. The Facility is used to supplement Apollo Investment’s equity capital to make additional portfolio investments and for other general corporate purposes.

The average debt outstanding on the Facility was $1,050,831 and $1,066,355 for the six months ended September 30, 2010 and 2009, respectively. The weighted average annual interest cost for the six months ended September 30, 2010 was 2.98%, exclusive of 0.94% for commitment fees and for other prepaid expenses related to establishing the Facility. The weighted average annual interest cost for the six months ended September, 2009 was 1.51%, exclusive of 0.26% for commitment fees and for other prepaid expenses related to establishing the Facility. This weighted average annual interest cost reflects the average interest cost for all borrowings, including EURIBOR, CAD LIBOR, GBP LIBOR and USD LIBOR. The maximum amount borrowed during the six months ended September 30, 2010 and the fiscal year ended March 31, 2010 was $1,171,053 and $1,163,167, respectively, at value. The remaining capacity under the Facility was $515,331 at September 30, 2010. At September 30, 2010, the Company was in compliance with all financial covenants required by the Facility.

Note 13. Commitments and Contingencies

The Company has the ability to issue standby letters of credit through its revolving credit facility. At September 30, 2010 and September 30, 2009, the Company had issued standby letters of credit through JPMorgan Chase Bank, N.A. totaling $3,708 and $3,508, respectively.

On September 30, 2010, the Company entered into a note purchase agreement with certain institutional accredited investors providing for a private placement issuance of $225,000 in aggregate principal amount of five-year, senior secured notes with a fixed interest rate of 6.25% and a maturity date of October 4, 2015 (the “Senior Secured Notes”).

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Note 14. Grand Prix Holdings, LLC

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

On July 19, 2010, Innkeepers and certain of its affiliates, including Grand Prix Holdings, LLC, disclosed that they had filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York under Chapter 11 of the United States Bankruptcy Code. When Innkeepers and its affiliates filed for bankruptcy, they had announced an intention to pursue a certain pre-arranged plan of reorganization. However, Innkeepers is no longer pursuing that pre-arranged plan. Instead, Innkeepers has embarked upon a comprehensive plan process and is engaged in ongoing discussions with its key stakeholders regarding the terms of a successful reorganization.

On July 28, 2010, the Office of the United States Trustee appointed a five (5) member Official Committee of Unsecured Creditors pursuant to section 1102(a)(1) of the Bankruptcy Code. No trustee, examiner or other statutory committee has been appointed in the Innkeepers chapter 11 cases.

Note 15. Subsequent Events

On October 4, 2010, the Senior Secured Notes issued by Apollo Investment were sold to certain institutional accredited investors pursuant to an exemption from registration under the Securities Act of 1933, as amended. Interest on the Senior Secured Notes will be due semi-annually on April 4 and October 4, commencing on April 4, 2011. The proceeds from the issuance of the Senior Secured Notes were used to fund new portfolio investments, reduce other outstanding borrowings and/or commitments on the Company’s Facility and for general corporate purposes.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Apollo Investment Corporation

We have reviewed the accompanying statements of assets and liabilities of Apollo Investment Corporation (the “Company”), including the schedule of investments, as of September 30, 2010 and the related statements of operations for the three and six month periods ended September 30, 2010 and September 30, 2009, and the statement of cash flows for the six month periods ended September 30, 2010 and September 30, 2009, and the statement of changes in net assets for the six month period ended September 30, 2010. These interim financial statements are the responsibility of the Company’s management.

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

November 4, 2010

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

OVERVIEW

Apollo Investment was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a BDC under the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended. Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. Apollo Investment commenced operations on April 8, 2004 upon completion of its initial public offering that raised $870 million in net proceeds selling 62 million shares of its common stock at a price of $15.00 per share. Since then, and through September 30, 2010, we have raised approximately $1.9 billion in net proceeds from additional offerings of common stock.

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

We expect our general and administrative operating expenses related to our ongoing operations to increase moderately in dollar terms. During periods of asset growth, we generally expect our general and administrative operating expenses to decline as a percentage of our total assets and increase during periods of asset declines. Incentive fees, interest expense and costs relating to future offerings of securities, among others, may also increase or reduce overall operating expenses based on portfolio performance, interest rate benchmarks, and offerings of our securities relative to comparative periods, among other factors.

Portfolio and Investment Activity

During the three months ended September 30, 2010, we invested $184 million across 2 new and 4 existing portfolio companies, through a mix of primary and opportunistic secondary market purchases. This compares to investing $39 million in 6 existing portfolio companies for the three months ended September 30, 2009. Investments sold or prepaid during the three months ended September 30, 2010 totaled $127 million versus $30 million for the three months ended September 30, 2009.

At September 30, 2010, our net portfolio consisted of 67 portfolio companies and was invested 31% in senior secured loans, 59% in subordinated debt, 1% in preferred equity and 9% in common equity and warrants measured at fair value versus 71 portfolio companies invested 26% in senior secured loans, 57% in subordinated debt, 4% in preferred equity and 13% in common equity and warrants at September 30, 2009.

The weighted average yields on our senior secured loan portfolio, subordinated debt portfolio and total debt portfolio as of September 30, 2010 at our current cost basis were 8.9%, 13.3%, and 11.7%, respectively. At September 30, 2009, the yields were 7.9%, 13.2%, and 11.5%, respectively.

Since the initial public offering of Apollo Investment in April 2004 and through September 30, 2010, invested capital totaled $6.6 billion in 133 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 85 different financial sponsors.

At September 30, 2010, 63% or $1.7 billion of our income-bearing investment portfolio is fixed rate and 37% or $1.0 billion is floating rate, measured at fair value. On a cost basis, 64% or $1.9 billion of our income-bearing investment portfolio is fixed rate and 36% or $1.0 billion is floating rate. At September 30, 2009, 66% or $1.5 billion of our income-bearing investment portfolio was fixed rate and 34% or $0.8 billion was floating rate. On a cost basis, 66% or $1.9 billion of our income-bearing investment portfolio was fixed rate and 34% or $1.0 billion was floating rate.

Grand Prix Holdings, LLC

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

On July 19, 2010, Innkeepers and certain of its affiliates, including Grand Prix Holdings, LLC, disclosed that they had filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York under Chapter 11 of the United States Bankruptcy Code. When Innkeepers and its affiliates filed for bankruptcy, they had announced an intention to pursue a certain pre-arranged plan of reorganization. However, Innkeepers is no longer pursuing that pre-arranged plan. Instead, Innkeepers has embarked upon a comprehensive plan process and is engaged in ongoing discussions with its key stakeholders regarding the terms of a successful reorganization.

On July 28, 2010, the Office of the United States Trustee appointed a five (5) member Official Committee of Unsecured Creditors pursuant to section 1102(a)(1) of the Bankruptcy Code. No trustee, examiner or other statutory committee has been appointed in the Innkeepers chapter 11 cases.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered in the valuation process of independent valuation firms. For the quarter ended September 30, 2010, there has been no change to the Company’s valuation techniques and related inputs considered in the valuation process.

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

Accounting Standards Update No. 2010-06, Improving Disclosure about Fair Value Measurements was released in January 2010 and is effective for periods beginning after December 15, 2009. This update improves financial statement disclosure around transfers in and out of level 1 and 2 fair value measurements, around valuation techniques and inputs and around other related disclosures. Transfers between levels, if any, are recognized at the end of the reporting period. See certain additional disclosures in note 6 to our financial statements. During the quarter ended September 30, 2010, MEG Energy Corp. common stock was transferred from Level 3 to Level 1 due to its initial public offering. There were no other transfers into or out of Level 1, Level 2 or Level 3 during the period shown.

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

RESULTS OF OPERATIONS

Results comparisons are for the three and six months ended September 30, 2010 and September 30, 2009.

Investment Income

For the three and six months ended September 30, 2010, gross investment income totaled $91.5 million and $169.7 million, respectively. For the three and six months ended September 30, 2009, gross investment income totaled $84.4 million and $167.0 million, respectively. The increase in gross investment income for the three and six months ended September 30, 2010, was primarily due to a higher debt portfolio yield for the period as compared to the three and six months ended September 30, 2009.

Expenses

Expenses totaled $41.3 million and $78.7 million, respectively, for the three and six months ended September 30, 2010, of which $27.6 million and $52.3 million, respectively, were base management fees and performance-based incentive fees and $10.7 million and $20.6 million, respectively, were interest and other credit facility expenses. Of these expenses, general and administrative expenses totaled $3.0 million and $5.8 million, respectively, for the three and six months ended September 30, 2010. Expenses totaled $33.0 million and $66.2 million, respectively, for the three and six months ended September 30, 2009, of which $26.1 million and $51.1 million, respectively, were base management fees and performance-based incentive fees and $4.4 million and $9.5 million, respectively, were interest and other credit facility expenses. Of these expenses, general and administrative expenses totaled $2.5 million and $5.7 million, respectively, for the three and six months ended September 30, 2009. Expenses consist of base investment advisory and management fees, insurance expenses, administrative services fees, legal fees, directors’ fees, audit and tax services expenses, and other general and administrative expenses. The increase in expenses from the three and six months periods ended September 2010 versus the three and six months periods ended September 2009 was primarily related to the increase in interest and other credit facility expenses due to the December 2009 amendment to our revolving credit facility.

Net Investment Income

The Company’s net investment income totaled $50.2 million and $91.0 million, or $0.26, and $0.48, on a per average share basis, respectively, for the three and six months ended September 30, 2010. For the three and six months ended September 30, 2009, net investment income totaled $51.4 million and $100.7 million, or $0.34, and $0.68, on a per average share basis, respectively.

Net Realized Gains (Losses)

The Company had investment sales and prepayments totaling $127 million and $241 million, respectively, for the three and six months ended September 30, 2010. For the three and six months ended September 30, 2009, investment sales and prepayments totaled $30 million and $101 million, respectively. Net realized losses for the three and six months ended September 30, 2010 were $89.4 million and $85.5 million, respectively. For the three and six months ended September 30, 2009, net realized losses totaled $3.1 million and $101.3 million, respectively. Net realized losses for the three and six months ended September 30, 2010 and the three and six months ended September 30, 2009 were primarily derived from selective exits of underperforming investments.

Net Unrealized Appreciation (Depreciation) on Investments, Cash Equivalents and Foreign Currencies

For the three months ended September 30, 2010, net change in unrealized appreciation on the Company’s investments, cash equivalents, foreign currencies and other assets and liabilities totaled $107.4 million. For the six months ended September 30, 2010, unrealized depreciation totaled $21.6 million. For the three and six months ended September 30, 2009, net change in unrealized appreciation totaled $60.9 million and $194.2 million, respectively. Net unrealized appreciation for the three months ended September 30, 2010 was primarily due to net changes in specific portfolio company fundamentals and stronger capital market conditions. For the six months ended September 30, 2010, net unrealized depreciation was recognized from weaker market conditions present earlier in the fiscal year. For the three and six months ended September 30, 2009, the increase in unrealized appreciation was derived from net changes in specific portfolio company fundamentals and stronger capital market conditions.

Net Increase (Decrease) in Net Assets From Operations

For the three months ended September 30, 2010, the Company had a net increase in net assets resulting from operations of $68.2 million. For the six months ended September 30, 2010, the Company had a net decrease in net assets resulting from operations of $16.1 million. For the three and six months ended September 30, 2009, the Company had a net increase in net assets resulting from operations of $109.2 million and $193.6 million, respectively. The earnings per average share were $0.35 for the three months ended September 30, 2010. The loss per average share was $0.08 for the six months ended September 30, 2010. For the three and six months ended September 30, 2009, earnings per average share were $0.71 and $1.31, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through periodic follow-on equity offerings, our senior secured, multi-currency $1.61 billion revolving credit facility (see note 12 within the Notes to Financial Statements) (the “Facility”) , investments in special purpose entities in which we hold and finance particular investments on a non-recourse basis, as well as from cash flows from operations, investment sales of liquid assets and prepayments of senior and subordinated loans and income earned from investments. At September 30, 2010, the Company had $1.1 billion in borrowings outstanding and $515 million of unused capacity on its Facility. In the future, the Company may raise additional equity or debt capital, among other considerations. The primary use of funds will be investments in portfolio companies, reductions in debt outstanding and other general corporate purposes. On May 3, 2010, the Company closed on its most recent follow-on public equity offering of 17.25 million shares of common stock at $12.40 per share raising approximately $204 million in net proceeds. As of September 2010, Apollo Investment received an additional lender commitment with a maturity date of April 12, 2013 of $50,000 under the Facility. Additionally, on September 30, 2010, the Company entered into a note purchase agreement, providing for a private placement issuance of $225,000 in aggregate principal amount of five-year, senior secured notes with a fixed interest rate of 6.25% and a maturity date of October 4, 2015 (the “Senior Secured Notes”). On October 4, 2010, the Senior Secured Notes were sold to certain institutional accredited investors pursuant to an exemption from registration under the Securities Act of 1933, as amended. Interest on the Senior Secured Notes will be due semi-annually on April 4 and October 4, commencing on April 4, 2011. The proceeds from the issuance of the Senior Secured Notes were used to fund new portfolio investments, reduce other outstanding borrowings and/or commitments on the Company’s Facility and for general corporate purposes. As of October 4, 2010, the Company’s Facility had outstanding commitments totaling $1.58 billion.

Cash Equivalents

The Company deems certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. (See note 2(n) within the accompanying financial statements.) At the end of each fiscal quarter, Apollo Investment considers taking proactive steps utilizing cash equivalents with the objective of enhancing the Company’s investment flexibility during the following quarter, pursuant to Section 55 of the 1940 Act. More specifically, Apollo Investment may purchase U.S. Treasury bills from time-to-time on the last business day of the quarter and typically closes out that position on the following business day, settling the sale transaction on a net cash basis with the purchase, subsequent to quarter end. Apollo Investment may also utilize repurchase agreements or other balance sheet transactions, including drawing down on its revolving credit facility, as it deems appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. There were no cash equivalents as of September 30, 2010.

	Payments due by Period as of September 30, 2010 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Revolving Credit Facility(1)	$1,093	$258	$835	$—	$—

(1)	At September 30, 2010, $515 million remained unused under our senior secured revolving credit facility.

Information about our senior securities is shown in the following table as of each year ended March 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (dollars in thousands)(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2011 (through September 30, 2010)	$1,093,419	$2,703	$—	N/A
Fiscal 2010	1,060,616	2,671	—	N/A
Fiscal 2009	1,057,601	2,320	—	N/A
Fiscal 2008	1,639,122	2,158	—	N/A
Fiscal 2007	492,312	4,757	—	N/A
Fiscal 2006	323,852	4,798	—	N/A
Fiscal 2005	—	—	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, as senior securities are not registered for public trading.

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

Off-Balance Sheet Arrangements (dollars in thousands)

The Company has the ability to issue standby letters of credit through its revolving credit facility. As of September 30, 2010 and September 30, 2009, the Company had issued through JPMorgan Chase Bank, N.A. standby letters of credit totaling $3,708 and $3,508, respectively.

On September 30, 2010, the Company entered into a note purchase agreement with certain institutional accredited investors providing for a private placement issuance of $225,000 in aggregate principal amount of five-year, senior secured notes with a fixed interest rate of 6.25% and a maturity date of October 4, 2015.

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

We do not consolidate AIC Holdco or its wholly owned subsidiaries and accordingly only the value of our investment in AIC Holdco is included on our statement of assets and liabilities. The Senior Note, total return swap and Acquisition Loan are non-recourse to AIC Holdco, its subsidiaries and us and have standard events of default including failure to pay contractual amounts when due and failure by each of the underlying Apollo special purpose entities to provide additional credit support, sell assets or prepay a portion of its obligations if the value of the FDC Reference Obligation, the TXU Reference Obligation or the Boots Reference Obligation, as applicable, declines below specified levels. We may unwind any of these transactions at any time without penalty. From time to time Apollo Investment may provide additional capital to AIC Holdco for purposes of funding margin calls under one or more of the transactions described above among other reasons. During the fiscal year ended March 31, 2009, we provided $18,480 in additional capital to AIC Holdco. During the fiscal year ended March 31, 2010, $9,336 of net capital was returned to us from AIC Holdco. During the six months ended September 30, 2010, $1,700 of net capital was provided to AIC Holdco.

Dividends

Dividends paid to stockholders for the three and six months ended September 30, 2010 totaled $54.4 million or $0.28 per share, and $108.7 million or $0.56 per share, respectively. For the three and six months ended September 30, 2009, dividends totaled $45.8 million or $0.28 per share, and $82.8 million or $0.54 per share, respectively. Tax characteristics of all dividends will be reported to shareholders on Form 1099 after the end of the calendar year. Our quarterly dividends, if any, will be determined by our Board of Directors.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. During the three and six months ended September 30, 2010, many of the loans in our portfolio had floating interest rates. These loans are usually based on floating LIBOR and typically have durations of one to six months after which they reset to current market interest rates. As the percentage of our U.S. mezzanine and other subordinated loans increase as a percentage of our total investments, we expect that more of the loans in our portfolio will have fixed rates. At September 30, 2010, our floating-rate assets and floating-rate liabilities were closely matched. As such, a change in interest rates would not have a material effect on our net investment income. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the three and six months ended September 30, 2010, we did not engage in interest rate hedging activities.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2010 (the end of the period covered by this report), the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the second quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 21, 2010, the special servicer with respect to certain of InnKeepers’ indebtedness, Midland Loan Services, Inc., filed a complaint against the Company in New York State Supreme Court, New York County (the “New York Court”). The Complaint alleges that the Company guaranteed certain property improvement projects which InnKeepers has failed to timely complete. The Complaint asserts a single claim for specific performance of the Company’s guaranty. On June 30, 2010, the Company filed a motion to dismiss with the New York Court. Oral argument on the motion to dismiss was heard on November 4, 2010 wherein the judge dismissed Midland’s complaint without prejudice.

On July 19, 2010, Innkeepers disclosed that it had filed a voluntary petition in the United States Bankruptcy Court for the Southern District of New York under Chapter 11 of the United States Bankruptcy Code in order to effectuate a pre-arranged plan of reorganization.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1		Articles of Amendment and Restatement, as amended(1)

3.2		Third Amended and Restated Bylaws(2)

4.1		Form of Stock Certificate(3)

4.2		In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the registrant have been omitted but will be furnished to the Commission upon request.

10.1		Amended and Restated Investment Advisory Management Agreement between Registrant and Apollo Investment Management, L.P.(4)

10.2		Amended and Restated Administration Agreement between Registrant and Apollo Investment Administration, LLC(4)

10.3		Dividend Reinvestment Plan(3)

10.4		Custodian Agreement(3)

10.5		License Agreement between the Registrant and Apollo Management, L.P.(4)

10.6		Form of Transfer Agency and Service Agreement(4)

10.7		Amended and Restated Senior Secured Revolving Credit Agreement(5)

22.1		Proxy Statement(6)

31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Filed herewith.
(1)	Incorporated by reference from the Registrant’s post-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on August 14, 2006.
(2)	Incorporated by reference from the Registrant’s Form 8-K filed on November 6, 2009.
(3)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on March 12, 2004.
(4)	Incorporated by reference from the Registrant’s Form 10-K, filed on May 26, 2010.
(5)	Incorporated by reference from the Registrant’s Form 8-K filed on December 23, 2009.
(6)	Incorporated by reference from the Registrant’s 14A filed on June 18, 2010.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 4, 2010.

APOLLO INVESTMENT CORPORATION

By:	/s/ James C. Zelter
James C. Zelter Chief Executive Officer

By:	/s/ Richard L. Peteka
Richard L. Peteka Chief Financial Officer and Treasurer