Form 10-Q
period 2010-12-31
APOLLO INVESTMENT CORP
filed 2011-02-03
CIK 1278752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended December 31, 2010

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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of February 3, 2011 was 195,501,549.

APOLLO INVESTMENT CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2010

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Apollo Investment”, “Company”, “AIC”, “Fund”, “we”, “us” and “our” refer to Apollo Investment Corporation unless the context otherwise states.

Item 1. Financial Statements

APOLLO INVESTMENT CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share amounts)

	December 31, 2010 (unaudited)	March 31, 2010
Assets
Non-controlled/non-affiliated investments, at value (cost — $2,835,142 and $2,782,880, respectively)	$2,786,409	$2,677,893
Non-controlled/affiliated investments, at value (cost — $22,433 and $102,135, respectively)	35,014	83,136
Controlled investments, at value (cost — $376,052 and $357,590, respectively)	94,349	92,551
Cash equivalents, at value (cost — $199,972 and $449,852, respectively)	199,972	449,828
Cash	10,756	7,040
Foreign currency (cost — $873 and $30,705, respectively)	883	30,717
Receivable for investments sold	—	49,643
Interest receivable	41,493	43,139
Dividends receivable	11	5,700
Miscellaneous income receivable	—	788
Receivable from investment adviser	—	611
Prepaid expenses and other assets	21,118	24,070

Total assets	$3,190,005	$3,465,116

Liabilities
Debt (see note 7 & 12)	$999,894	$1,060,616
Payable for investments and cash equivalents purchased	200,213	549,009
Dividends payable	54,613	49,340
Management and performance-based incentive fees payable (see note 3)	27,734	26,363
Interest payable	6,364	2,132
Accrued administrative expenses	1,390	1,722
Other liabilities and accrued expenses	1,548	3,128

Total liabilities	$1,291,756	$1,692,310

Net Assets
Common stock, par value $.001 per share, 400,000 and 400,000 common shares authorized, respectively, and 195,045 and 176,214 issued and outstanding, respectively	$195	$176
Paid-in capital in excess of par (see note 2f)	2,866,089	2,645,687
Undistributed net investment income (see note 2f)	82,675	104,878
Accumulated net realized loss (see note 2f)	(733,720)	(583,270)
Net unrealized depreciation	(316,990)	(394,665)

Total net assets	$1,898,249	$1,772,806

Total liabilities and net assets	$3,190,005	$3,465,116

Net Asset Value Per Share	$9.73	$10.06

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share amounts)

	Three months ended		Nine months ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
INVESTMENT INCOME:
From non-controlled/non-affiliated investments:
Interest	$83,820	$73,954	$233,166	$221,126
Dividends	992	2,870	3,712	9,690
Other income	6,650	5,864	11,958	7,615
From non-controlled/affiliated investments:
Interest	2,746	—	9,088	—
From controlled investments:
Dividends	—	2,929	6,031	14,150
Other income	110	—	110	—

Total Investment Income	94,318	85,617	264,065	252,581

EXPENSES:
Management fees (see note 3)	$15,203	$13,903	$44,787	$39,839
Performance-based incentive fees (see note 3)	12,532	12,539	35,284	37,719
Interest and other debt expenses	13,433	4,976	34,079	14,453
Administrative services expense	1,540	1,260	4,348	3,767
Other general and administrative expenses	1,484	1,538	4,432	4,682

Total expenses	44,192	34,216	122,930	100,460

Net investment income before excise taxes	50,126	51,401	141,135	152,121
Excise tax expense	—	(1,243)	—	(1,243)

Net investment income	$50,126	$50,158	$141,135	$150,878

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS AND FOREIGN CURRENCIES:
Net realized loss:
Investments and cash equivalents	$(55,650)	$(147,822)	$(142,777)	$(249,221)
Foreign currencies	(9,289)	(4,218)	(7,673)	(4,151)

Net realized loss	(64,939)	(152,040)	(150,450)	(253,372)

Net change in unrealized gain (loss):
Investments and cash equivalents	89,088	177,792	71,140	399,013
Foreign currencies	10,229	3,613	6,535	(23,365)

Net change in unrealized gain (loss)	99,317	181,405	77,675	375,648

Net realized and unrealized gain (loss) from investments, cash equivalents and foreign currencies	34,378	29,365	(72,775)	122,276

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$84,504	$79,523	$68,360	$273,154

EARNINGS PER SHARE (see note 5)	$0.43	$0.48	$0.36	$1.78

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except shares)

	Nine months ended December 31, 2010 (unaudited)	Year ended March 31, 2010
Increase (Decrease) in net assets from operations:
Net investment income	$141,135	$199,410
Net realized loss	(150,450)	(473,027)
Net change in unrealized gain	77,675	536,907

Net increase in net assets resulting from operations	68,360	263,290

Dividends and distributions to stockholders:	(163,338)	(181,356)

Capital share transactions:
Net proceeds from shares sold	204,275	280,823
Less offering costs	(427)	(618)
Reinvestment of dividends	16,573	14,529

Net increase in net assets from capital share transactions	220,421	294,734

Total increase in net assets:	125,443	376,668
Net assets at beginning of period	1,772,806	1,396,138

Net assets at end of period	$1,898,249	$1,772,806

Capital share activity:
Shares sold	17,250,000	32,200,000
Shares issued from reinvestment of dividends	1,580,765	1,792,583

Net increase in capital share activity	18,830,765	33,992,583

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine months ended December 31,
	2010	2009
Cash Flows from Operating Activities:
Net Increase in Net Assets Resulting from Operations	$68,360	$273,154
Adjustments to reconcile net increase (decrease):
Purchase of investments (including capitalized PIK)	(835,713)	(405,556)
Proceeds from disposition of investments and cash equivalents	701,886	220,064
Decrease from foreign currency transactions	(7,630)	(4,095)
Decrease in interest and dividends receivable	7,335	8,924
Decrease in prepaid expenses and other assets	8,264	3,099
Increase in management and performance-based incentive fees payable	1,371	1,128
Increase (decrease) in interest payable	4,232	(170)
Increase (decrease) in accrued expenses and other liabilities	(1,912)	143
Increase (decrease) in payable for investments and cash equivalents purchased	(348,796)	548,349
Decrease (increase) in receivable for investments sold	49,643	(34,782)
Net change in unrealized depreciation (appreciation) on investments, cash equivalents and foreign currencies	(77,675)	(375,648)
Net realized loss on investments, cash equivalents and foreign currencies	150,450	253,372

Net Cash Provided (Used) by Operating Activities	$(280,185)	$487,982

Cash Flows from Financing Activities:
Net proceeds from the issuance of common stock	$204,275	$280,823
Offering costs from the issuance of common stock	(427)	(738)
Dividends paid in cash	(141,493)	(110,455)
Proceeds from debt	1,307,460	742,090
Payments on debt	(1,365,602)	(898,171)

Net Cash Provided by Financing Activities	$4,213	$13,549

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(275,972)	$501,531
Effect of exchange rates on cash balances	(2)	(12)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$487,585	$6,607

CASH AND CASH EQUIVALENTS, END OF PERIOD	$211,611	$508,126

Non-cash financing activities consist of the reinvestment of dividends totaling $16,573 and $9,338, respectively (in thousands).

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited)

December 31, 2010

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON AFFILIATED PORTFOLIO COMPANIES — 146.8%	Industry	Par Amount*	Cost	Fair Value(1)
CORPORATE DEBT — 138.2%
BANK DEBT/SENIOR SECURED LOANS — 45.0%(2)
1st Lien Bank Debt/Senior Secured Loans — 5.0%
Allied Security Holdings LLC, 2/20/15	Business Services	$9,880	$9,834	$9,997
Altegrity, Inc., 2/21/15	Diversified Service	12,438	12,206	12,608
ATI Acquisition Company, 12/30/14	Education	13,340	12,894	13,767
Brickman Group Holdings, Inc., 10/14/16	Environmental & Facilities Services	15,000	14,854	15,216
Educate, Inc., 6/14/14	Education	9,923	9,923	9,849
Leslie’s Poolmart, Inc., 11/21/16	Retail	6,000	5,941	6,045
Multiplan, Inc., 8/26/17	Business Services	4,846	4,753	4,898
NBTY, Inc., 10/1/17	Consumer Products	5,000	4,951	5,079
Playpower, Inc., 6/30/12	Leisure Equipment	15,890	14,179	13,705
Viking Acquisition, Inc., 11/05/16	Consumer Products	3,500	3,465	3,518

Total 1st Lien Bank Debt/Senior Secured Loans			$93,000	$94,682

2nd Lien Bank Debt/Senior Secured Loans — 40.0%
AB Acquisitions UK Topco 2 Limited (Alliance Boots), 7/9/16 †	Retail	£11,400	$20,137	$15,818
AB Acquisitions UK Topco 2 Limited (Alliance Boots), 7/9/16 †	Retail	€3,961	5,546	4,796
Advantage Sales & Marketing, Inc., 6/18/18	Grocery	$50,000	49,252	50,195
Applied Systems, Inc., 6/08/17	Software	26,500	26,236	26,533
Asurion Corporation, 7/3/15	Insurance	115,026	114,142	111,216
Clean Earth, Inc., 13.00%, 8/1/14	Environmental & Facilities Services	25,000	25,000	25,125
Datatel, Inc., 12/9/16	Education	20,000	19,929	20,269
Dresser, Inc., 5/4/15	Industrial	27,938	27,691	27,920
Garden Fresh Restaurant Corp., 12/11/13	Retail	46,600	46,600	48,837
Infor Enterprise Solutions Holdings, Inc., Tranche B-1, 3/2/14 †	Business Services	5,000	5,000	3,600
Infor Enterprise Solutions Holdings, Inc., 3/2/14 †	Business Services	15,000	14,903	11,100
Infor Global Solutions European Finance S.á.R.L., 3/2/14	Business Services	€6,210	8,263	5,964
IPC Systems, Inc., 6/1/15	Telecommunications	$44,250	41,513	37,447
Kronos, Inc., 6/11/15	Electronics	60,000	60,000	58,800
Ozburn-Hessey Holding Company LLC, 10/8/16	Logistics	38,000	37,965	37,905
Ranpak Corp., 12/27/14(3) †	Packaging	43,550	38,278	42,679
Ranpak Corp., 12/27/14(4) †	Packaging	€21,970	27,579	28,884
Sedgwick Holdings, Inc., 5/26/17	Business Services	$25,000	24,647	25,000
Sheridan Holdings, Inc., 6/15/15	Healthcare	67,847	67,054	65,269
TransFirst Holdings, Inc., 6/15/15	Financial Services	37,512	36,677	35,411

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

December 31, 2010

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON AFFILIATED PORTFOLIO COMPANIES — 146.8%	Industry	Par Amount*	Cost	Fair Value(1)
2nd Lien Bank Debt/Senior Secured Loans — (continued)
Vertafore, Inc., 10/29/17	Software	$75,000	$74,263	$76,031

Total 2nd Lien Bank Debt/Senior Secured Loans			$770,675	$758,799

TOTAL BANK DEBT/SENIOR SECURED LOANS			$863,675	$853,481

Subordinated Debt/Corporate Notes — 93.2%
AB Acquisitions UK Topco 2 Limited (Alliance Boots), GBP L+650, 7/9/17	Retail	£42,022	$81,201	$57,238
Allied Security Holdings LLC, 13.75%, 8/21/15	Business Services	$20,000	19,694	20,100
Altegrity Inc., 0.00%, 8/2/16 ♦ †	Diversified Service	3,545	1,791	1,791
Altegrity Inc., 11.75%, 5/1/16 ♦ †	Diversified Service	14,639	10,218	15,591
Altegrity Inc., 12.00%, 11/1/15 ♦ †	Diversified Service	100,000	100,000	106,500
Altegrity Inc., 10.50%, 11/1/15 ♦ †	Diversified Service	13,475	12,048	14,216
American Tire Distributors, Inc., 11.50%, 6/1/18 ♦ †	Distribution	25,000	25,000	26,625
American Tire Distributors, Inc., 9.75%, 6/1/17 ♦ †	Distribution	10,000	9,884	10,650
Angelica Corporation, 15.00%, 2/4/14	Healthcare	60,000	60,000	64,500
ATI Acquisition Company, L+1100, 12/30/15	Education	38,500	37,818	39,078
Booz Allen Hamilton Inc., 13.00%, 7/31/16	Consulting Services	9,462	9,508	9,687
Catalina Marketing Corporation, 11.625%, 10/1/17 ♦ †	Grocery	42,175	42,047	46,814
Catalina Marketing Corporation, 10.50%, 10/1/15 ♦ †	Grocery	5,000	5,104	5,400
Ceridian Corp., 12.25%, 11/15/15 †	Diversified Service	55,950	55,780	57,489
Ceridian Corp., 11.25%, 11/15/15 †	Diversified Service	33,300	32,791	33,633
Checkout Holding Corp. (Catalina Marketing), 0.00%, 11/15/15	Grocery	40,000	24,021	25,200
Delta Educational Systems, Inc., 14.20%, 5/12/13	Education	19,693	19,376	20,245
Dura-Line Merger Sub, Inc., 14.00%, 9/22/14	Telecommunications	42,654	42,155	43,081
Exova Limited, 10.50%, 10/15/18	Market Research	£18,000	28,822	28,393
First Data Corporation, 12.625%, 1/15/21 †	Financial Services	$9,219	7,957	8,666
First Data Corporation, 9.875%, 9/24/15 †	Financial Services	2,061	1,834	1,973
First Data Corporation, 8.25%, 1/15/21 †	Financial Services	9,219	8,002	8,804
FleetPride Corporation, 11.50%, 10/1/14 ♦ †	Transportation	47,500	47,500	46,550
Fox Acquisition Sub LLC, 13.375%, 7/15/16 ♦	Broadcasting & Entertainment	26,125	25,921	28,738
FPC Holdings, Inc. (FleetPride Corporation), 14.00%, 6/30/15 ♦ †	Transportation	37,846	38,359	38,602
General Nutrition Centers, Inc., 10.75%, 3/15/15 †	Retail	24,500	24,723	24,990

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

December 31, 2010

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON AFFILIATED PORTFOLIO COMPANIES — 146.8%	Industry	Par Amount*	Cost	Fair Value(1)
Subordinated Debt/Corporate Notes — (continued)
General Nutrition Centers, Inc., L+450, 3/15/14 †	Retail	$12,275	$12,256	$12,214
Hub International Holdings, 10.25%, 6/15/15 ♦	Insurance	36,232	34,935	36,413
Intelsat Bermuda Ltd., 11.25%, 2/4/17	Broadcasting & Entertainment	90,000	92,028	98,438
Laureate Education, Inc., 11.75%, 8/15/17 ♦	Education	53,540	51,962	57,556
MW Industries, Inc., 14.50%, 5/1/14	Manufacturing	62,108	61,412	64,095
NCO Group Inc., 11.875%, 11/15/14	Consumer Finance	16,630	14,368	13,138
N.E.W. Holdings I, LLC, L+750, 3/23/17	Consumer Services	40,000	40,000	39,875
Nielsen Finance LLC, 0% / 12.50%, 8/1/16	Market Research	61,000	60,000	63,211
Playpower Holdings Inc., 15.50%, 12/31/12 ♦ ***	Leisure Equipment	112,831	112,831	59,236
Ranpak Holdings, Inc., 15.00%, 12/27/15	Packaging	75,542	75,542	76,109
Renal Advantage Holdings, Inc., 12.00%, 6/17/17	Healthcare	32,103	31,703	31,701
Sorenson Communications, Inc., 10.50%, 2/1/15 ♦	Consumer Services	32,500	31,975	19,988
SquareTwo Financial Corp. (Collect America, Ltd.), 11.625%, 4/1/17 ♦	Consumer Finance	53,000	52,146	52,470
The ServiceMaster Company, 10.75%, 7/15/15 ♦	Diversified Service	52,173	50,544	55,825
TL Acquisitions, Inc. (Thomson Learning), 13.25%, 7/15/15♦†	Education	72,500	72,278	76,125
TL Acquisitions, Inc. (Thomson Learning), 10.50%, 1/15/15♦†	Education	22,000	20,878	22,853
Univar Inc., 12.00%, 6/30/18	Distribution	78,750	78,750	78,750
US Foodservice, 10.25%, 6/30/15 ♦	Beverage, Food & Tobacco	81,543	67,261	82,766
U.S. Renal Care, Inc., 13.25%, 5/24/17	Healthcare	20,235	20,235	21,247
Varietal Distribution, 10.75%, 6/30/17	Distribution	€1,127	1,388	1,495
Varietal Distribution, 10.75%, 6/30/17	Distribution	$22,204	21,702	21,961

Total Subordinated Debt/Corporate Notes			$1,775,748	$1,770,020

TOTAL CORPORATE DEBT			$2,639,423	$2,623,501

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

December 31, 2010

(in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON AFFILIATED PORTFOLIO COMPANIES — 146.8%	Industry	Par Amount*	Cost	Fair Value(1)
COLLATERALIZED LOAN OBLIGATIONS — 1.4%
Babson CLO Ltd., Series 2008-2A Class E, L+975, 7/15/18 ♦	Asset Management	$11,000	$10,142	$11,156
Babson CLO Ltd., Series 2008-1A Class E, L+550, 7/20/18 ♦	Asset Management	10,150	7,650	8,439
Westbrook CLO Ltd., Series 2006-1A, L+370, 12/20/20 ♦	Asset Management	11,000	6,831	7,899

TOTAL COLLATERALIZED LOAN OBLIGATIONS			$24,623	$27,494

		Shares
PREFERRED EQUITY — 1.7%
AHC Mezzanine LLC (Advanstar) **	Media	—	$1,063	$355
CA Holding, Inc. (Collect America, Ltd.) Series A **	Consumer Finance	7,961	788	1,427
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 13.50%, 5/12/14	Education	12,360	21,544	22,203
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 12.50% (Convertible)	Education	332,500	5,886	5,886
Varietal Distribution Holdings, LLC, 8.00%	Distribution	3,097	4,089	1,938

TOTAL PREFERRED EQUITY			$33,370	$31,809

EQUITY — 5.5%
Common Equity/Interests — 5.1%
AB Capital Holdings LLC (Allied Security)	Business Services	2,000,000	$2,000	$2,550
Accelerate Parent Corp. (American Tire)	Distribution	312,500	3,125	4,090
A-D Conduit Holdings, LLC (Duraline) **	Telecommunications	2,778	2,778	5,082
Altegrity Holding Corp.	Diversified Service	353,399	13,797	14,351
CA Holding, Inc. (Collect America, Ltd.) Series A **	Consumer Finance	25,000	2,500	—
CA Holding, Inc. (Collect America, Ltd.) Series AA **	Consumer Finance	4,294	429	—
Clothesline Holdings, Inc. (Angelica) **	Healthcare	6,000	6,000	7,820
Explorer Coinvest LLC (Booz Allen) **	Consulting Services	430	4,300	8,299
FSC Holdings Inc. (Hanley Wood LLC) **	Media	10,000	10,000	—
Garden Fresh Restaurant Holding, LLC **	Retail	50,000	5,000	8,499
Gryphon Colleges Corporation (Delta Educational Systems, Inc.) **	Education	17,500	175	899
GS Prysmian Co-Invest L.P. (Prysmian Cables & Systems)(5,6)	Industrial	—	—	238

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

December 31, 2010

(in thousands, except shares and warrants)

INVESTMENTS IN NON-CONTROLLED/NON AFFILIATED PORTFOLIO COMPANIES — 146.8%	Industry	Shares	Cost	Fair Value(1)
Common Equity/Interests — (continued)
New Omaha Holdings Co-Invest LP (First Data) **	Financial Services	13,000,000	$65,000	$18,555
Penton Business Media Holdings, LLC	Media	124	4,950	4,950
Pro Mach Co-Investment, LLC **	Machinery	150,000	1,500	3,610
RC Coinvestment, LLC (Ranpak Corp.) **	Packaging	50,000	5,000	6,050
Sorenson Communications Holdings, LLC Class A	Consumer Services	454,828	45	1,700
Univar Inc.	Distribution	900,000	9,000	9,000
Varietal Distribution Holdings, LLC Class A **	Distribution	28,028	28	—

Total Common Equity/Interests			$135,627	$95,693

		Warrants
Warrants — 0.4%
CA Holding, Inc. (Collect America, Ltd.), Common **	Consumer Finance	7,961	$8	$—
Fidji Luxco (BC) S.C.A., Common (FCI)(5) **	Electronics	48,769	491	4,751
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Common **	Education	9,820	98	505
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class A-1 Preferred **	Education	45,947	459	812
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class B-1 Preferred **	Education	104,314	1,043	1,844

Total Warrants			$2,099	$7,912

TOTAL EQUITY			$137,726	$103,605

Total Investments in Non-Controlled/ Non-Affiliated Portfolio Companies			$2,835,142	$2,786,409

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

December 31, 2010

(in thousands, except shares and warrants)

INVESTMENTS IN NON-CONTROLLED/AFFILIATED PORTFOLIO COMPANIES — 1.8%(7)	Industry	Par Amount*	Cost	Fair Value(1)
CORPORATE DEBT — 0.6%
Subordinated Debt/Corporate Notes — 0.6%
DSI Renal Inc., 17.00%, 4/7/14	Healthcare	$10,712	$10,712	$10,927

TOTAL CORPORATE DEBT			$10,712	$10,927

		Shares
EQUITY — 1.2%
Common Equity/Interests — 0.9%
CDSI I Holding Company, Inc. (DSI Renal Inc.)	Healthcare	9,303	$9,300	$18,293

Total Common Equity/Interests			$9,300	$18,293

		Warrants
Warrants — 0.3%
CDSI I Holding Company, Inc. Series A (DSI Renal Inc.)	Healthcare	2,031	$773	$1,845
CDSI I Holding Company, Inc. Series B (DSI Renal Inc.)	Healthcare	2,031	645	1,601
CDSI I Holding Company, Inc. (DSI Renal Inc.) §	Healthcare	6,093,750	1,003	2,348

Total Warrants			$2,421	$5,794

TOTAL EQUITY			$11,721	$24,087

Total Investments in Non-Controlled/Affiliated Portfolio Companies			$22,433	$35,014

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

December 31, 2010

(in thousands, except shares)

INVESTMENTS IN CONTROLLED PORTFOLIO COMPANIES — 5.0%(8)	Industry	Shares	Cost	Fair Value(1)
Preferred Equity — 0.0%
Grand Prix Holdings, LLC Series A, 12.00% (Innkeepers USA)(9) ***	Hotels, Motels, Inns & Gaming	2,989,431	$102,012	$—

EQUITY
Common Equity/Interests — 5.0%
AIC Credit Opportunity Fund LLC(10)	Asset Management	—	$71,740	$77,095
Generation Brands Holdings, Inc. (Quality Home Brands)	Consumer Products	750	—	19
Generation Brands Holdings, Inc. Series H (Quality Home Brands)	Consumer Products	7,500	2,298	193
Generation Brands Holdings, Inc. Series 2L (Quality Home Brands)	Consumer Products	36,700	11,242	946
Grand Prix Holdings, LLC (Innkeepers USA)(9) **	Hotels, Motels, Inns & Gaming	17,335,834	172,664	—
LVI Parent Corp. (LVI Services, Inc.)	Environmental & Facilities Services	14,981	16,096	16,096

Total Common Equity/Interests			$274,040	$94,349

TOTAL EQUITY			$274,040	$94,349

Total Investments in Controlled Portfolio Companies			$376,052	$94,349

Total Investments — 153.6%(11)			$3,233,627	$2,915,772

		Par Amount*
CASH EQUIVALENTS — 10.5%
U.S. Treasury Bill, 0.11%, 2/17/11	Government	$200,000	$199,972	$199,972

Total Investments and Cash Equivalents — 164.1%			$3,433,599	$3,115,744
Liabilities in Excess of Other Assets — (64.1%)				(1,217,495)

Net Assets — 100.0%				$1,898,249

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

December 31, 2010

(in thousands)

(1)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2).
(2)	Includes floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the LIBOR (London Inter-bank Offered Rate), EURIBOR (Euro Inter-bank Offered Rate), GBP LIBOR (London Inter-bank Offered Rate for British Pounds), or the prime rate. At December 31, 2010, the range of interest rates on floating rate bank debt was 4.82% to 11.75%.
(3)	Position is held across five US Dollar-denominated tranches with varying yields.
(4)	Position is held across three Euro-denominated tranches with varying yields.
(5)	Denominated in Euro (€).
(6)	The Company is the sole Limited Partner in GS Prysmian Co-Invest L.P.
(7)	Denotes investments in which we are an “Affiliated Person”, as defined in the 1940 Act, due to owning, controlling, or holding the power to vote, 5% or more of the outstanding voting securities of the investment. Transactions during the nine months ended December 31, 2010 in these Affiliated investments are as follows:

Name of Issuer	Fair Value at March 31, 2010	Gross Additions	Gross Reductions	Interest/Dividend Income	Fair Value at December 31, 2010
Gray Wireline Service, Inc. 1st Out	$1,000	$—	$1,000	$58	$—
Gray Wireline Service, Inc. 2nd Out	59,251	485	78,820	7,714	—
DSI Renal, Inc., 17.00%	10,057	852	—	1,316	10,927
CDSI I Holding Company, Inc. Common Equity (DSI Renal)	10,206	—	—	—	18,293
Gray Energy Services, LLC Class H Common Equity	—	—	727	—	—
CDSI I Holding Company, Inc. Series A Warrant (DSI Renal)	854	—	—	—	1,845
CDSI I Holding Company, Inc. Series B Warrant (DSI Renal)	693	—	—	—	1,601
CDSI I Holding Company, Inc. Contingent Payment Agreement	1,075	—	—	—	2,348
Gray Holdco, Inc. Warrant	—	—	2,392	—	—

	$83,136	$1,337	$82,939	$9,088	$35,014

(8)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the nine months ended December 31, 2010 in these Controlled investments are as follows:

Name of Issuer	Fair Value at March 31, 2010	Gross Additions	Gross Reductions	Interest/Dividend /Other Income	Fair Value at December 31, 2010
Grand Prix Holdings, LLC Series A Preferred	$5,268	$—	$—	$—	$—
AIC Credit Opportunity Fund LLC Common Equity(10)	73,514	1,700	—	6,031	77,095
Generation Brands Holdings, Inc. Common Equity	230	—	—	—	19
Generation Brands Holdings, Inc. Series H Common Equity	2,297	—	—	—	193
Generation Brands Holdings, Inc. Series 2L Common Equity	11,242	—	—	—	946
Grand Prix Holdings, LLC Common Equity	—	—	—	—	—
LVI Parent Corp. Common Equity	—	16,096	—	110	16,096

	$92,551	$17,796	$—	$6,141	$94,349

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

December 31, 2010

(in thousands)

The Company has a 99%, 100%, 27% and 34% equity ownership interest in Grand Prix Holdings LLC, AIC Credit Opportunity Fund LLC, Generation Brands Holdings, Inc., and LVI Parent Corp., respectively.

(9)	See Note 14.
(10)	See Note 6.
(11)	Aggregate gross unrealized appreciation for federal income tax purposes is $148,280; aggregate gross unrealized depreciation for federal income tax purposes is $436,787. Net unrealized depreciation is $288,507 based on a tax cost of $3,404,251.
♦	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
*	Denominated in USD unless otherwise noted.
**	Non-income producing security
***	Non-accrual status (see Note 2m)
†	Denote debt securities where the Company owns multiple tranches of the same broad asset type but whose security characteristics differ. Such differences may include level of subordination, call protection and pricing, differing interest rate characteristics, among other factors. Such factors are usually considered in the determination of fair values.
§	Position reflects a contingent payment agreement.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2010
Diversified Service	10.7%
Education	10.0%
Healthcare	7.7%
Retail	6.1%
Distribution	5.3%
Packaging	5.3%
Insurance	5.1%
Grocery	4.4%
Broadcasting & Entertainment	4.4%
Asset Management	3.6%
Software	3.5%
Market Research	3.1%
Telecommunications	2.9%
Transportation	2.9%
Business Services	2.9%
Beverage, Food & Tobacco	2.9%
Financial Services	2.5%
Leisure Equipment	2.5%
Consumer Finance	2.3%
Manufacturing	2.2%
Electronics	2.2%
Consumer Services	2.1%
Environmental & Facilities Services	1.9%
Logistics	1.3%
Industrial	1.0%
Consulting Services	0.6%
Consumer Products	0.3%
Media	0.2%
Machinery	0.1%
Hotels, Motels, Inns & Gaming	0.0%

Total Investments	100.0%

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

(10)	See Note 6.
(11)	Aggregate gross unrealized appreciation for federal income tax purposes is $164,234; aggregate gross unrealized depreciation for federal income tax purposes is $524,226. Net unrealized depreciation is $359,992 based on a tax cost of $3,663,400.
♦	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
*	Denominated in USD unless otherwise noted.
**	Non-income producing security
***	Non-accrual status (see Note 2m)
†	Denote debt securities where the Company owns multiple tranches of the same broad asset type but whose security characteristics differ. Such differences may include level of subordination, call protection and pricing, differing interest rate characteristics, among other factors. Such factors are usually considered in the determination of fair values.
§	Position reflects a contingent payment agreement.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2010
Education	10.1%
Healthcare	6.8%
Insurance	6.3%
Business Services	6.1%
Diversified Service	5.9%
Retail	5.6%
Oil & Gas	5.2%
Packaging	5.1%
Financial Services	4.8%
Broadcasting & Entertainment	3.8%
Beverage, Food & Tobacco	3.6%
Asset Management	3.5%
Manufacturing	3.2%
Telecommunications	3.0%
Grocery	2.9%
Leisure Equipment	2.9%
Transportation	2.9%
Consumer Finance	2.8%
Consumer Services	2.7%
Industrial	2.1%
Electronics	2.1%
Market Research	2.0%
Environmental	1.4%
Logistics	1.2%
Consulting Services	1.2%
Distribution	0.8%
Consumer Products	0.7%
Building Products	0.5%
Publishing	0.2%
Machinery	0.2%
Media	0.2%
Hotels, Motels, Inns & Gaming	0.2%

Total Investments	100.0%

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited)

(in thousands except share and per share amounts)

Note 1. Organization

Apollo Investment Corporation, a Maryland corporation organized on February 2, 2004, is a closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”), under the Internal Revenue Code of 1986, as amended (“the Code”). Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in middle-market companies in the form of mezzanine and senior secured loans, each of which may include an equity component, and, to a lesser extent, by making equity investments in such companies.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered in the valuation process of independent valuation firms. For the quarter ended December 31, 2010, there has been no change to the Company’s valuation techniques and related inputs considered in the valuation process.

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

On October 10, 2008, revised guidance was issued which provides examples of how to determine fair value in a market that is not active. It did not change the fair value measurement principles set forth in ASC 820. Furthermore, on April 9, 2009, the FASB issued additional revised guidance which provides information on

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. According to this guidance in the above circumstances, more analysis and significant adjustments to transaction or quoted prices may be necessary to estimate fair value. In addition, it requires disclosure of any changes in valuation techniques and related inputs resulting from the application. The total effect of the change in valuation techniques and related inputs must also be disclosed by major asset category. This revised guidance was effective for periods ending after June 15, 2009. The adoption did not have a material effect on the Company’s financial position or results of operations. Accounting Standards Update No. 2010-06, Improving Disclosure about Fair Value Measurements was released in January 2010 and is effective for periods beginning after December 15, 2009, except for separate disclosures for purchases, sales, issuances, and settlements, as applicable, in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. This update improves financial statement disclosure around transfers in and out of level 1 and 2 fair value measurements, around valuation techniques and inputs and around other related disclosures. Transfers between levels, if any, are recognized at the end of the reporting period. See certain additional disclosures in note 6.

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

(e) The Company intends to comply with the applicable provisions of the Code pertaining to regulated investment companies to make distributions of taxable income sufficient to relieve it of substantially all Federal income taxes. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. The Company will accrue excise tax on estimated excess taxable income as required.

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

(h) In accordance with Regulation S-X and the AICPA Audit and Accounting Guide for Investment Companies and ASC 810—Consolidation, the Company generally will not consolidate its interest in any company other than in investment company subsidiaries and controlled operating companies substantially all of whose business consists of providing services to the Company. Consequently, the Company generally will not consolidate special purpose entities through which the special purpose entity acquires and holds investments subject to financing with third parties. At December 31, 2010, the Company did not have any such subsidiaries or controlled operating companies that were consolidated. See note 6. In addition and

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

pursuant to ASC 860—Transfers and Servicing, the Company may in the future need to consolidate certain special purpose entities involving transfers of our portfolio investments.

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

(k) The Company records origination and other expenses related to its debt obligation as prepaid assets. These expenses are deferred and amortized using the straight-line method over the stated life of the obligation which, as applicable, closely approximates the effective yield method.

(l) The Company records expenses related to shelf filings and applicable equity offering costs as prepaid assets. These expenses are charged as a reduction of capital upon utilization, in accordance with the AICPA Audit and Accounting Guide for Investment Companies.

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

For the three and nine months ended December 31, 2010, the Company accrued $15,203 and $44,787, respectively, in base management fees and $12,532 and $35,284, respectively, in performance-based incentive fees. For the three and nine months ended December 31, 2009, the Company accrued $13,903 and $39,839, respectively, in base management fees and $12,539 and $37,719, respectively, in performance-based incentive fees.

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

For the three and nine months ended December 31, 2010, the Company accrued expenses under the Administration Agreement of $1,540 and $4,348, respectively. For the three and nine months ended December 31, 2009, the Company accrued expenses under the Administration Agreement of $1,260 and $3,767, respectively.

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

Note 4. Net Asset Value Per Share

At December 31, 2010, the Company’s total net assets and net asset value per share were $1,898,249 and $9.73, respectively. This compares to total net assets and net asset value per share at March 31, 2010 of $1,772,806 and $10.06, respectively.

Note 5. Earnings Per Share

The following information sets forth the computation of basic and diluted earnings per share for the three and nine months ended December 31, 2010 and December 31, 2009, respectively:

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009
Numerator for increase in net assets per share:	$84,504	$79,523	$68,360	$273,154
Denominator for basic and diluted weighted average shares:	195,044,683	166,343,539	192,443,423	153,862,926
Basic and diluted earnings per share:	$0.43	$0.48	$0.36	$1.78

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

We do not consolidate AIC Holdco or its wholly owned subsidiaries and accordingly only the value of our investment in AIC Holdco is included on our statement of assets and liabilities. The Senior Note, total return swap and Acquisition Loan are non-recourse to AIC Holdco, its subsidiaries and us and have standard events of default including failure to pay contractual amounts when due and failure by each of the underlying Apollo special purpose entities to provide additional credit support, sell assets or prepay a portion of its obligations if the value of the FDC Reference Obligation, the TXU Reference Obligation or the Boots Reference Obligation, as applicable, declines below specified levels. We may unwind any of these transactions at any time without penalty. From time to time Apollo Investment may provide additional capital to AIC Holdco for purposes of funding margin calls under one or more of the transactions described above among other reasons. During the fiscal year ended March 31, 2009, we provided $18,480 in additional capital to AIC Holdco. During the fiscal year ended March 31, 2010, $9,336 of net capital was returned to us from AIC Holdco. During the nine months ended December 31, 2010, $1,700 of net capital was provided to AIC Holdco.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Investments and cash equivalents consisted of the following as of December 31, 2010 and March 31, 2010.

	December 31, 2010		March 31, 2010
	Cost	Fair Value	Cost	Fair Value
Bank Debt/Senior Secured Loans	$863,675	$853,481	$870,773	$843,098
Subordinated Debt/Corporate Notes	1,786,460	1,780,947	1,772,400	1,659,504
Collateralized Loan Obligations	24,623	27,494	24,457	25,866
Preferred Equity	135,382	31,809	131,699	33,868
Common Equity/Interests	418,967	208,335	438,755	281,009
Warrants	4,520	13,706	4,521	10,235

Total Investments	$3,233,627	$2,915,772	$3,242,605	$2,853,580
Cash Equivalents	199,972	199,972	449,852	449,828

Total Investments and Cash Equivalents	$3,433,599	$3,115,744	$3,692,457	$3,303,408

At December 31, 2010, our investments and cash equivalents were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurement at Reporting Date Using:
Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Bank Debt/Senior Secured Loans	$853,481	$—	$—	$853,481
Subordinated Debt/Corporate Notes	1,780,947	—	—	1,780,947
Collateralized Loan Obligations	27,494	—	—	27,494
Preferred Equity	31,809	—	—	31,809
Common Equity/Interests	208,335	—	—	208,335
Warrants	13,706	—	—	13,706

Total Investments	$2,915,772	$—	$—	$2,915,772
Cash Equivalents	199,972	199,972	—	—

Total Investments and Cash Equivalents	$3,115,744	$199,972	$—	$2,915,772

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

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

The following chart shows the components of change in our investments categorized as Level 3, for the nine months ended December 31, 2010.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)*
	Bank Debt / Senior Secured Loans	Subordinated Debt/Corporate Notes	Collateralized Loan Obligations	Preferred Equity	Common Equity/Interests	Warrants	Total
Beginning Balance, March 31, 2010	$843,098	$1,659,504	$25,866	$33,868	$281,009	$10,235	$2,853,580
Total realized gains or losses included in earnings	314	(170,012)	56	—	(7,748)	2,392	(174,998)
Total unrealized gains or losses included in earnings	17,482	107,329	1,462	(5,740)	(52,887)	3,472	71,118
Purchases, including capitalized PIK(1)	363,797	424,215	326	3,681	43,718	—	835,737
Sales	(371,210)	(240,089)	(216)	—	(751)	(2,393)	(614,659)
Transfer out of Level 3(2)	—	—	—	—	(55,006)	—	(55,006)

Ending Balance, December 31, 2010	$853,481	$1,780,947	$27,494	$31,809	$208,335	$13,706	$2,915,772

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$19,211	$(22,278)	$1,477	$(5,740)	$(28,192)	$3,472	$(32,050)

(1)	Includes amortization of premium and/or discount of approximately $5,830, $22,269, $326, $144, $0, $0, and $28,569, respectively.
(2)	MEG Energy Corp. common stock was transferred from Level 3 to Level 1 due to its initial public offering. There were no other transfers into or out of Level 1, Level 2 or Level 3 during the period shown.
*	Pursuant to fair value measurement and disclosure guidance, the Company currently categories investments by class as shown above.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

The following chart shows the components of change in our investments categorized as Level 3, for the nine months ended December 31, 2009.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)*
	Bank Debt / Senior Secured Loans	Subordinated Debt/Corporate Notes	Collateralized Loan Obligations	Preferred Equity	Common Equity/Interests	Warrants	Total
Beginning Balance, March 31, 2009 ‡	$655,610	$1,417,070	$18,978	$132,526	$258,153	$4,554	$2,486,891
Total realized gains or losses included in earnings	(15,189)	(255,347)	5	(1,941)	23,225	26	(249,221)
Total unrealized gains or losses included in earnings	64,992	338,523	4,173	(59,445)	48,357	2,413	399,013
Purchases, including capitalized PIK(1)	122,811	241,742	1,387	17,202	22,406	8	405,556
Sales	(22,855)	(139,490)	(54)	(1,000)	(56,465)	(200)	(220,064)
Transfer in and/or out of Level 3(2)	—	—	—	—	—	—	—

Ending Balance, December 31, 2009	$805,369	$1,602,498	$24,489	$87,342	$295,676	$6,801	$2,822,175

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$51,234	$103,795	$4,173	$(59,445)	$32,697	$2,239	$134,693

(1)	Includes amortization of discount on debt securities of approximately $1,253, $15,613, $292, $166, $0, $0 and $17,324, respectively.
(2)	There were also no transfers into or out of Level 1 or Level 2 fair value measurements during the period shown.
*	Pursuant to fair value measurement and disclosure guidance, the Company currently categories investments by class as shown above.
‡	With the adoption of fair value measurement and disclosure guidance, the Company has reclassified the beginning balance, March 31, 2009, to conform to the current period’s presentation.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Note 7. Foreign Currency Transactions and Translations

At December 31, 2010, the Company had outstanding non-US borrowings on its Facility denominated in Euros and British Pounds. Unrealized appreciation or depreciation on these outstanding borrowings is indicated in the table below:

Foreign Currency	Local Currency	Original Borrowing Cost	Current Value	Reset Date	Unrealized Appreciation (Depreciation)
British Pound	£2,468	$4,302	$3,864	01/20/2011	$438
British Pound	£18,000	28,205	28,182	01/24/2011	23
Euro	€12,816	16,895	17,193	01/28/2011	(298)
British Pound	£12,791	21,126	20,027	01/28/2011	1,099
Euro	€32,000	41,899	42,929	01/31/2011	(1,030)
British Pound	£34,456	54,574	53,946	01/31/2011	628

		$167,001	$166,141		$860

At March 31, 2010, the Company had outstanding non-US borrowings on its Facility denominated in euros, pounds sterling, and Canadian dollars. Unrealized appreciation or depreciation on these outstanding borrowings is indicated in the table below:

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

Note 8. Expense Offset Arrangement

The Company benefits from an expense offset arrangement with JPMorgan Chase Bank, N.A. (“custodian bank”) whereby the Company earns credits on any uninvested US dollar cash balances held by the custodian bank. These credits are applied by the custodian bank as a reduction of the monthly custody fees charged to the Company. The total amount of credits earned during the three and nine months ended December 31, 2010 were $0 and $0, respectively. The total amount of credits earned during the three and nine months ended December 31, 2009 were $0 and $0, respectively.

Note 9. Cash Equivalents

There were $199,972 and $449,828 of cash equivalents held, at value, as of December 31, 2010 and March 31, 2010, respectively.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Note 10. Repurchase Agreements

The Company may enter into repurchase agreements as part of its investment program. The Company’s custodian takes possession of collateral pledged by the counterparty. The collateral is marked-to-market daily to ensure that the value, plus accrued interest, is at least equal to the repurchase price. In the event of default of the obligor to repurchase, the Company has the right to liquidate the collateral and apply the proceeds in satisfaction of the obligation. Under certain circumstances, in the event of default or bankruptcy by the counterparty to the agreement, realization and/or retention of the collateral or proceeds may be subject to legal proceedings. There were no repurchase agreements outstanding at December 31, 2010 or March 31, 2010.

Note 11. Financial Highlights

The following is a schedule of financial highlights for the nine months ended December 31, 2010 and the year ended March 31, 2010:

	Nine months ended December 31, 2010 (unaudited)	Year ended March 31, 2010
Per Share Data:
Net asset value, beginning of period	$10.06	$9.82

Net investment income	0.73	1.26
Net realized and unrealized gain (loss)	(0.37)	0.45

Net increase in net assets resulting from operations	0.36	1.71
Dividends to stockholders(1)	(0.85)	(1.14)
Effect of anti-dilution (dilution)	0.16	(0.33)
Offering costs *	—	—

Net asset value at end of period	$9.73	$10.06

Per share market price at end of period	$11.07	$12.73

Total return(2)	(5.8%)	313.0%

Shares outstanding at end of period	195,044,683	176,213,918

Ratio/Supplemental Data:
Net assets at end of period (in millions)	$1,898.2	$1,772.8

Ratio of net investment income to average net assets	7.55%	12.36%

Ratio of operating expenses to average net assets	4.75%	7.21%
Ratio of interest and other debt expenses to average net assets	1.82%	1.52%

Ratio of total expenses to average net assets	6.57%	8.73%

Average debt outstanding	$1,090,716	$1,041,084

Average debt per share	$5.67	$6.53

Portfolio turnover ratio	25.0%	17.2%

(1)	Dividends and distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under accounting principles generally accepted in the United States of America. Per share amounts reflect total dividends paid divided by average shares for the respective periods.
(2)	Total return is based on the change in market price per share during the respective periods. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.
*	Represents less than one cent per average share.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Note 12. Debt

Under the terms of the Facility, certain lenders agreed to extend credit to Apollo Investment in an aggregate principal or face amount not exceeding $1,558,750 at any one time outstanding. The Facility permits Apollo Investment to seek additional commitments from new and existing lenders in the future, up to an aggregate Facility size not to exceed $2,000,000. On December 21, 2009, Apollo Investment amended the Facility to extend the maturity date of certain lenders’ commitments totaling $1,178,750 until April 12, 2013. The commitments of certain non-extended lenders totaling $380,000 will mature on April 13, 2011. As of September 2010, Apollo Investment received an additional lender commitment with a maturity date of April 12, 2013 of $50,000 under the Facility. The Facility is secured by substantially all of the assets in Apollo Investment’s portfolio, including cash and cash equivalents. Pricing with respect to the commitments of extended lenders is at 300 basis points over LIBOR while pricing with respect to the non-extended lenders remains at 100 basis points over LIBOR. The Facility contains affirmative and restrictive covenants, including: (a) periodic financial reporting requirements, (b) maintaining minimum stockholders’ equity of the greater of (i) 40% of the total assets of Apollo Investment and its consolidated subsidiaries as at the last day of any fiscal quarter and (ii) the sum of (A) $725,000 plus (B) 25% of the net proceeds from the sale of equity interests in Apollo Investment after the closing date of the Facility, (c) maintaining a ratio of total assets, less total liabilities (other than indebtedness) to total indebtedness, in each case of Apollo Investment and its consolidated subsidiaries, of not less than 2.0:1.0, (d) maintaining minimum liquidity, (e) limitations on the incurrence of additional indebtedness, including a requirement to meet a certain minimum liquidity threshold before Apollo Investment can incur such additional debt, (f) limitations on liens, (g) limitations on investments (other than in the ordinary course of Apollo Investment’s business), (h) limitations on mergers and disposition of assets (other than in the normal course of Apollo Investment’s business activities), (i) limitations on the creation or existence of agreements that permit liens on properties of Apollo Investment’s consolidated subsidiaries and (j) limitations on the repurchase or redemption of certain unsecured debt and debt securities. In addition to the asset coverage ratio described in clause (c) of the preceding sentence, borrowings under the Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in Apollo Investment’s portfolio. The Facility is used to supplement Apollo Investment’s equity capital to make additional portfolio investments and for other general corporate purposes.

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

The Company’s average outstanding debt balance was $1,090,716 and $1,032,856 for the nine months ended December 31, 2010 and 2009, respectively. The weighted average annual interest cost for the nine months ended December 31, 2010 was 3.20%, exclusive of 0.95% for commitment fees and for other prepaid expenses related to establishing the Facility and the Senior Secured Notes. The weighted average annual interest cost for the nine months ended December 31, 2009 was 1.53%, exclusive of 0.33% for commitment fees and for other prepaid expenses related to establishing the Facility. This weighted average annual interest cost reflects the average interest cost for all borrowings, including EURIBOR, CAD LIBOR, GBP LIBOR and USD LIBOR. The maximum amount borrowed during the nine months ended December 31, 2010 and the fiscal year ended March 31, 2010 was $1,235,464 and $1,163,167, respectively, at value. The remaining capacity under the Facility was $808,856 at December 31, 2010. At December 31, 2010, the Company was in compliance with all financial covenants required by the Facility and the Senior Secured Notes.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Note 13. Commitments and Contingencies

The Company has the ability to issue standby letters of credit through its Facility. At December 31, 2010 and December 31, 2009, the Company had issued standby letters of credit through JPMorgan Chase Bank, N.A. totaling $0 and $4,208, respectively.

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

On July 28, 2010, the Office of the United States Trustee appointed a five (5) member Official Committee of Unsecured Creditors pursuant to section 1102(a)(1) of the Bankruptcy Code. No trustee, examiner or other statutory committee has been appointed in the Innkeepers chapter 11 cases as of December 31, 2010.

Note 15. Subsequent Events

As of January 19, 2011, the Company received an additional lender commitment with a maturity date of April 12, 2013 of $50,000 under the Facility. As of January 19, 2011, aggregate lender commitments total $1,633,750.

On January 25, 2011, the Company closed a private offering of $200 million aggregate principal amount of senior unsecured convertible notes (the “Unsecured Notes”). The Unsecured Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Unsecured Notes bear interest at an annual rate of 5.75%, payable semi-annually in arrears on January 15 and July 15 of each year, commencing on July 15, 2011. The Unsecured Notes will mature on January 15, 2016. Prior to December 15, 2015, the Unsecured Notes will be convertible only upon specified events and during specified periods and, thereafter, at any time. The Unsecured Notes will initially be convertible at a conversion rate of 72.7405 shares of the Company’s common stock per $1,000 principal amount of Unsecured Notes, corresponding to an initial conversion price of approximately $13.75, which represents a premium of 17.5% to the $11.70 per share closing price of the Company’s common stock on The NASDAQ Global Select Market on January 19, 2011. The conversion rate will be subject to adjustment upon certain events. The net proceeds from the offering of Unsecured Notes will be used to fund new portfolio investments, reduce outstanding borrowings on the Company’s Facility and for general corporate purposes.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Apollo Investment Corporation

We have reviewed the accompanying statements of assets and liabilities of Apollo Investment Corporation (the “Company”), including the schedule of investments, as of December 31, 2010 and the related statements of operations for the three and nine month periods ended December 31, 2010 and December 31, 2009, and the statement of cash flows for the nine month periods ended December 31, 2010 and December 31, 2009, and the statement of changes in net assets for the nine month period ended December 31, 2010. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities, including the schedule of investments, as of March 31, 2010, and the related statement of operations, statement of changes in net assets and of cash flows for the year then ended (not presented herein), and in our report dated May 26, 2010, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of assets and liabilities as of March 31, 2010 and in the statement of changes in net assets for the year then ended, is fairly stated in all material respects in relation to the statement of assets and liabilities from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

New York, New York

February 3, 2011

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

OVERVIEW

Apollo Investment was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a BDC under the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a RIC under Subchapter M of the Code. Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. Apollo Investment commenced operations on April 8, 2004 upon completion of its initial public offering that raised $870 million in net proceeds selling 62 million shares of its common stock at a price of $15.00 per share. Since then, and through December 31, 2010, we have raised approximately $1.9 billion in net proceeds from additional offerings of common stock.

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

Portfolio and Investment Activity

During the three months ended December 31, 2010, we invested $382 million across 8 new and 3 existing portfolio companies, through a mix of primary and opportunistic secondary market purchases. This compares to investing $212 million in 2 new and several existing portfolio companies for the three months ended December 31, 2009. Investments sold or prepaid during the three months ended December 31, 2010 totaled $481 million versus $67 million for the three months ended December 31, 2009.

At December 31, 2010, our net portfolio consisted of 69 portfolio companies and was invested 29% in senior secured loans, 62% in subordinated debt, 1% in preferred equity and 8% in common equity and warrants measured at fair value versus 70 portfolio companies invested 28% in senior secured loans, 58% in subordinated debt, 3% in preferred equity and 11% in common equity and warrants at December 31, 2009.

The weighted average yields on our senior secured loan portfolio, subordinated debt portfolio and total debt portfolio as of December 31, 2010 at our current cost basis were 8.7%, 12.9%, and 11.5%, respectively. At December 31, 2009, the yields were 8.2%, 13.4%, and 11.6%, respectively.

Since the initial public offering of Apollo Investment in April 2004 and through December 31, 2010, invested capital totaled $7.0 billion in 140 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 85 different financial sponsors.

At December 31, 2010, 63% or $1.7 billion of our income-bearing investment portfolio is fixed rate and 37% or $1.0 billion is floating rate, measured at fair value. On a cost basis, 63% or $1.8 billion of our income-bearing investment portfolio is fixed rate and 37% or $1.0 billion is floating rate. At December 31, 2009, 63% or $1.6 billion of our income-bearing investment portfolio was fixed rate and 37% or $0.9 billion was floating rate. On a cost basis, 64% or $1.9 billion of our income-bearing investment portfolio was fixed rate and 36% or $1.0 billion was floating rate.

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

On July 28, 2010, the Office of the United States Trustee appointed a five (5) member Official Committee of Unsecured Creditors pursuant to section 1102(a)(1) of the Bankruptcy Code. No trustee, examiner or other statutory committee has been appointed in the Innkeepers chapter 11 cases as of December 31, 2010.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered in the valuation process of independent valuation firms. For the quarter ended December 31, 2010, there has been no change to the Company’s valuation techniques and related inputs considered in the valuation process.

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

Accounting Standards Update No. 2010-06, Improving Disclosure about Fair Value Measurements was released in January 2010 and is effective for periods beginning after December 15, 2009, except for separate disclosures for purchases, sales, issuances, and settlements, as applicable, in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. This update improves financial statement disclosure around transfers in and out of level 1 and 2 fair value measurements, around valuation techniques and inputs and around other related disclosures. Transfers between levels, if any, are recognized at the end of the reporting period. See certain additional disclosures in note 6 to our financial statements. During the quarter ended September 30, 2010, MEG Energy Corp. common stock was transferred from Level 3 to Level 1 due to its initial public offering. There were no other transfers into or out of Level 1, Level 2 or Level 3 during the periods shown.

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

RESULTS OF OPERATIONS

Results comparisons are for the three and nine months ended December 31, 2010 and December 31, 2009.

Investment Income

For the three and nine months ended December 31, 2010, gross investment income totaled $94.3 million and $264.1 million, respectively. For the three and nine months ended December 31, 2009, gross investment income totaled $85.6 million and $252.6 million, respectively. The increase in gross investment income for the three and nine months ended December 31, 2010, was primarily due to a higher average debt portfolio yield for the period as compared to the three and nine months ended December 31, 2009.

Expenses

Expenses totaled $44.2 million and $122.9 million, respectively, for the three and nine months ended December 31, 2010, of which $27.7 million and $80.1 million, respectively, were base management fees and performance-based incentive fees and $13.4 million and $34.1 million, respectively, were interest and other debt expenses. Administrative services and other general and administrative expenses totaled $3.0 million and $8.8 million, respectively, for the three and nine months ended December 31, 2010. Expenses totaled $34.2 million and $100.5 million, respectively, for the three and nine months ended December 31, 2009, of which $26.4 million and $77.6 million, respectively, were base management fees and performance-based incentive fees and $5.0 million and $14.5 million, respectively, were interest and other debt expenses. Administrative services and other general and administrative expenses totaled $2.8 million and $8.4 million, respectively, for the three and nine months ended December 31, 2009. Expenses consist of base investment advisory and management fees, insurance expenses, administrative services fees, legal fees, directors’ fees, audit and tax services expenses, and other general and administrative expenses. The increase in expenses from the three and nine months periods ended December 2010 versus the three and nine months periods ended December 2009 was primarily related to the increase in interest and other debt expenses due to the December 2009 amendment to our revolving credit facility and our October issuance of senior secured notes. For the three and nine months ended December 31, 2010, accrued excise tax expenses totaled $0. For the three and nine months ended December 31, 2009, accrued excise tax expenses totaled $1.2 million.

Net Investment Income

The Company’s net investment income totaled $50.1 million and $141.1 million, or $0.26, and $0.73, on a per average share basis, respectively, for the three and nine months ended December 31, 2010. For the three and nine months ended December 31, 2009, net investment income totaled $50.2 million and $150.9 million, or $0.30, and $0.99, on a per average share basis, respectively.

Net Realized Losses

The Company had investment sales and prepayments totaling $481 million and $722 million, respectively, for the three and nine months ended December 31, 2010. For the three and nine months ended December 31, 2009, investment sales and prepayments totaled $67 million and $167 million, respectively. Net realized losses for the three and nine months ended December 31, 2010 were $64.9 million and $150.5 million, respectively. For the three and nine months ended December 31, 2009, net realized losses totaled $152.0 million and $253.4 million, respectively. Net realized losses for the three and nine months ended December 31, 2010 and the three and nine months ended December 31, 2009 were primarily derived from selective exits and restructurings of underperforming investments.

Net Unrealized Appreciation on Investments, Cash Equivalents and Foreign Currencies

For the three and nine months ended December 31, 2010, net change in unrealized appreciation on the Company’s investments, cash equivalents, foreign currencies and other assets and liabilities totaled $99.3 million and $77.7 million, respectively. For the three and nine months ended December 31, 2009, net change in unrealized appreciation totaled $181.4 million and $375.6 million, respectively. Net unrealized appreciation for the three and nine months ended December 31, 2010 was primarily due to net changes in specific portfolio company fundamentals and stronger capital market conditions. For the three and nine months ended December 31, 2009, the increase in unrealized appreciation was also derived from net changes in specific portfolio company fundamentals and stronger capital market conditions.

Net Increase in Net Assets From Operations

For the three and nine months ended December 31, 2010, the Company had a net increase in net assets resulting from operations of $84.5 million and $68.4 million, respectively. For the three and nine months ended December 31, 2009, the Company had a net increase in net assets resulting from operations of $79.5 million and $273.2 million, respectively. The earnings per average share were $0.43 and $0.36, respectively for the three and nine months ended December 31, 2010. For the three and nine months ended December 31, 2009, earnings per average share were $0.48 and $1.78, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through periodic follow-on equity and debt offerings, our senior secured, multi-currency $1.58 billion revolving credit facility (see note 12 within the Notes to Financial Statements) (the “Facility”), our senior secured notes, investments in special purpose entities in which we hold and finance particular investments on a non-recourse basis, as well as from cash flows from operations, investment sales of liquid assets and prepayments of senior and subordinated loans and income earned from investments. At December 31, 2010, the Company had $775 million in borrowings outstanding and $809 million of unused capacity on its Facility. On May 3, 2010, the Company closed on its most recent follow-on public equity offering of 17.25 million shares of common stock at $12.40 per share raising approximately $204 million in net proceeds. Additionally, on September 30, 2010, the Company entered into a note purchase agreement, providing for a private placement issuance of $225,000 in aggregate principal amount of five-year, senior secured notes with a fixed interest rate of 6.25% and a maturity date of October 4, 2015 (the “Senior Secured Notes”). On October 4, 2010, the Senior Secured Notes were sold to certain institutional accredited investors pursuant to an exemption from registration under the Securities Act of 1933, as amended. Interest on the Senior Secured Notes will be due semi-annually on April 4 and October 4, commencing on April 4, 2011. The proceeds from the issuance of the Senior Secured Notes were primarily used to reduce other outstanding borrowings and/or commitments on the Company’s Facility. In the future, the Company may raise additional equity or debt capital, among other considerations. The primary use of funds will be investments in portfolio companies, reductions in debt outstanding and other general corporate purposes.

As of January 19, 2011, the Company received an additional lender commitment with a maturity date of April 12, 2013 of $50,000 under the Facility. As of January 19, 2011, aggregate lender commitments total $1,633,750.

On January 25, 2011, the Company closed a private offering of $200 million aggregate principal amount of senior unsecured convertible notes (the “Unsecured Notes”). The Unsecured Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Unsecured Notes bear interest at an annual rate of 5.75%, payable semi-annually in arrears on January 15 and July 15 of each year, commencing on July 15, 2011. The Unsecured Notes will mature on January 15, 2016. Prior to December 15, 2015, the Unsecured Notes will be convertible only upon specified events and during specified periods and, thereafter, at any time. The Unsecured Notes will initially be convertible at a conversion rate of 72.7405 shares of the Company’s common stock per $1,000 principal amount of Unsecured Notes, corresponding to an initial conversion price of approximately $13.75, which represents a premium of 17.5% to the $11.70 per share closing price of the Company’s common stock on The NASDAQ Global Select Market on January 19, 2011. The conversion rate will be subject to adjustment upon certain events. The net proceeds from the offering of Unsecured Notes will be used to fund new portfolio investments, reduce outstanding borrowings on the Company’s Facility and for general corporate purposes.

Cash Equivalents

The Company deems certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. (See note 2(n) within the accompanying financial statements.) At the end of each fiscal quarter, Apollo Investment considers taking proactive steps utilizing cash equivalents with the objective of enhancing the Company’s investment flexibility during the following quarter, pursuant to Section 55 of the 1940 Act. More specifically, Apollo Investment may purchase U.S. Treasury bills from time-to-time on the last business day of the quarter and typically closes out that position on the following business day, settling the sale transaction on a net cash basis with the purchase, subsequent to quarter end. Apollo Investment may also utilize repurchase agreements or other balance sheet transactions, including drawing down on its Facility, as it deems appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. There were $200 million of cash equivalents held, at value, as of December 31, 2010.

	Payments due by Period as of December 31, 2010 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Revolving Credit Facility(1)	$775	$186	$589	$—	$—
Senior Secured Notes	$225	$—	$—	$225	$—

(1)	At December 31, 2010, $809 million remained unused under our Facility.

Information about our senior securities is shown in the following table as of each year ended March 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (dollars in thousands)(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2011 (through December 31, 2010)	$774,894	$2,246	$—	N/A
Fiscal 2010	1,060,616	2,671	—	N/A
Fiscal 2009	1,057,601	2,320	—	N/A
Fiscal 2008	1,639,122	2,158	—	N/A
Fiscal 2007	492,312	4,757	—	N/A
Fiscal 2006	323,852	4,798	—	N/A
Fiscal 2005	—	—	—	N/A
Senior Secured Notes
Fiscal 2011 (through December 31, 2010)	$225,000	$652	$—	N/A
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
Fiscal 2005	—	—	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for the Revolving Credit Facility and the Senior Secured Notes, the total Asset Coverage Per Unit was divided based on the amount outstanding at the end of the period for each.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, as senior securities are not registered for public trading.

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

Off-Balance Sheet Arrangements (dollars in thousands)

The Company has the ability to issue standby letters of credit through its Facility. As of December 31, 2010 and December 31, 2009, the Company had issued through JPMorgan Chase Bank, N.A. standby letters of credit totaling $0 and $4,208, respectively.

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

We do not consolidate AIC Holdco or its wholly owned subsidiaries and accordingly only the value of our investment in AIC Holdco is included on our statement of assets and liabilities. The Senior Note, total return swap and Acquisition Loan are non-recourse to AIC Holdco, its subsidiaries and us and have standard events of default including failure to pay contractual amounts when due and failure by each of the underlying Apollo special purpose entities to provide additional credit support, sell assets or prepay a portion of its obligations if the value of the FDC Reference Obligation, the TXU Reference Obligation or the Boots Reference Obligation, as applicable, declines below specified levels. We may unwind any of these transactions at any time without penalty. From time to time Apollo Investment may provide additional capital to AIC Holdco for purposes of funding margin calls under one or more of the transactions described above among other reasons. During the fiscal year ended March 31, 2009, we provided $18,480 in additional capital to AIC Holdco. During the fiscal year ended March 31, 2010, $9,336 of net capital was returned to us from AIC Holdco. During the nine months ended December 31, 2010, $1,700 of net capital was provided to AIC Holdco.

Dividends

Dividends paid to stockholders for the three and nine months ended December 31, 2010 totaled $54.6 million or $0.28 per share, and $163.3 million or $0.84 per share, respectively. For the three and nine months ended

December 31, 2009, dividends totaled $49.2 million or $0.28 per share, and $132.0 million or $0.82 per share, respectively. Tax characteristics of all dividends will be reported to shareholders on Form 1099 after the end of the calendar year. Our quarterly dividends, if any, will be determined by our Board of Directors.

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

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may in the future be limited in our ability to make distributions. Also, our Facility may limit our ability to declare dividends if we default under certain provisions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of the tax benefits available to us as a regulated investment company. In addition, in accordance with U.S. generally accepted accounting principles and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind interest, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a regulated investment company.

With respect to the dividends to stockholders, income from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies is treated as taxable income and accordingly, distributed to stockholders.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. During the three and nine months ended December 31, 2010, many of the loans in our portfolio had floating interest rates. These loans are usually based on floating LIBOR and typically have durations of one to six months after which they reset to current market interest rates. As the percentage of our U.S. mezzanine and other subordinated loans increase as a percentage of our total investments, we expect that more of the loans in our portfolio will have fixed rates. Assuming no changes to our balance sheet as of December 31, 2010, a hypothetical one percent increase or decrease in LIBOR would increase or decrease our earnings by approximately one cent per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the three and nine months ended December 31, 2010, we did not engage in interest rate hedging activities.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2010 (the end of the period covered by this report), the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the third quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 3, 2011.

APOLLO INVESTMENT CORPORATION

By:	/s/ JAMES C. ZELTER
James C. Zelter Chief Executive Officer

By:	/s/ RICHARD L. PETEKA
Richard L. Peteka Chief Financial Officer and Treasurer