Form 10-K
period 2011-03-31
APOLLO INVESTMENT CORP
filed 2011-05-31
CIK 1278752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the Registrant on September 30, 2010 based on the closing price on that date of $10.23 on the NASDAQ Global Select Market was approximately $2.0 billion. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 195,914,060 shares of the Registrant’s common stock outstanding as of May 31, 2011.

Portions of the registrant’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

APOLLO INVESTMENT CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2011

PART I

Item 1. Business

Apollo Investment Corporation

Apollo Investment Corporation (“Apollo Investment”, the “Company”, “AIC”, “we”, “us”, or “our”), a Maryland corporation organized on February 2, 2004, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”), under the Internal Revenue Code of 1986, as amended (the “Code”).

Our primary investment objective is to generate current income and capital appreciation. We invest primarily in the form of subordinated debt, as well as by making investments in certain senior secured loans and/or equity in private middle market companies. From time to time, we may also invest in the securities of public companies.

Our portfolio is comprised primarily of investments in subordinated debt, sometimes referred to as mezzanine debt, and senior secured loans of private middle-market companies that, in the case of senior secured loans, generally are not broadly syndicated and whose aggregate tranche size is typically less than $200 million. From time to time our portfolio also includes equity interests such as common stock, preferred stock, warrants or options. In this Form 10-K, we use the term “middle-market” to refer to companies with annual revenues between $50 million and $2 billion. While our primary investment objective is to generate current income and capital appreciation through investments in U.S. senior and subordinated loans, other debt securities and equity, we may also invest a portion of the portfolio in opportunistic investments, including foreign securities. Most of the debt instruments we invest in are unrated or rated below investment grade, which is an indication of having predominately speculative characteristics with respect to the capacity to pay interest and principal.

Apollo Investment Management, L.P. (“AIM”) is our investment adviser and an affiliate of Apollo Global Management, LLC, and its consolidated subsidiaries (“AGM”). AGM and other affiliates manage other funds that may have investment mandates that are similar, in whole or in part, with ours. AIM and its affiliates may determine that an investment is appropriate both for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, AIM may determine that we should invest on a side-by-side basis with one or more other funds. We may make all such investments subject to compliance with applicable regulations and interpretations, and our allocation procedures. In certain circumstances negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. There can be no assurance that any such order will be obtained.

During our fiscal year ended March 31, 2011, we invested $1.1 billion across 21 new and 18 existing portfolio companies through a combination of primary and secondary market purchases. This compares to investing $716 million in 5 new and 24 existing portfolio companies for the previous fiscal year ended March 31, 2010. Investments sold or prepaid during the fiscal year ended March 31, 2011 totaled $977 million versus $452 million for the fiscal year ended March 31, 2010. The weighted average yields on our senior secured loan portfolio, subordinated debt portfolio and total debt portfolio as of March 31, 2011 at our current cost basis were 9.0%, 13.1% and 11.6%, respectively. At March 31, 2010, the yields were 8.5%, 13.5%, and 11.8%, respectively.

Our targeted investment size typically ranges between $20 million and $250 million, although this investment size may vary proportionately as the size of our available capital base changes. At March 31, 2011, our net portfolio consisted of 69 portfolio companies and was invested 33% in senior secured loans, 58% in subordinated debt, 1% in preferred equity and 8% in common equity and warrants measured at fair value versus 67 portfolio companies invested 30% in senior secured loans, 59% in subordinated debt, 1% in preferred equity and 10% in common equity and warrants at March 31, 2010.

Since the initial public offering of Apollo Investment in April 2004 and through March 31, 2011, invested capital totaled over $7.3 billion in 147 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 90 different financial sponsors.

At March 31, 2011, 59% or $1.7 billion of our income-bearing investment portfolio is fixed rate debt and 41% or $1.2 billion is floating rate debt, measured at fair value. On a cost basis, 60% or $1.7 billion of our income-bearing investment portfolio is fixed rate debt and 40% or $1.1 billion is floating rate debt. At March 31, 2010, 64% or $1.6 billion of our income-bearing investment portfolio was fixed rate debt and 36% or $0.9 billion was floating rate debt. On a cost basis, 65% or $1.8 billion of our income-bearing investment portfolio is fixed rate debt and 35% or $1.0 billion is floating rate debt.

Apollo Investment Management, L.P.

AIM, our investment adviser, is led by a dedicated team of investment professionals. The investment committee of AIM currently consists of James C. Zelter, our Chief Executive Officer and a Vice President of the general partner of AIM; Patrick J. Dalton, our President and Chief Operating Officer and a Vice President of the general partner of AIM; Rajay Bagaria, a Partner of AIM; and Justin Sendak, a Partner of AIM. Mr. Dalton is also the Chief Investment Officer of AIM. The composition of the investment committee of AIM may change from time to time. AIM draws upon AGM’s more than 20 year history and benefits from the broader firm’s significant capital markets, trading and research expertise developed through investments in many core sectors in over 150 companies since inception.

Apollo Investment Administration

In addition to furnishing us with office facilities, equipment, and clerical, bookkeeping and record keeping services, Apollo Investment Administration, LLC (“AIA” or “Apollo Administration”) also oversees our financial records as well as prepares our reports to stockholders and reports filed with the SEC. AIA also performs the calculation and publication of our net asset value, the payment of our expenses and oversees the performance of various third-party service providers and the preparation and filing of our tax returns. Furthermore, AIA provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance.

Operating and Regulatory Structure

Our investment activities are managed by AIM and supervised by our board of directors, a majority of whom are independent of AGM and its affiliates. AIM is an investment adviser that is registered under the Investment Advisers Act of 1940. Under our investment advisory and management agreement, we pay AIM an annual base management fee based on our average gross assets as well as an incentive fee.

As a business development company, we are required to comply with certain regulatory requirements. Also, while we are permitted to finance investments using debt, our ability to use debt is limited in certain significant respects (see Item 1A Risk Factors). We have elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code.

Investments

Apollo Investment seeks to create a portfolio that includes primarily debt investments in mezzanine and senior secured loans and, to a lesser extent, private equity investments by generally investing, on an individual portfolio company basis, approximately $20 million to $250 million of capital, on average, in these securities of middle-market companies. The average investment size will vary as the size of our capital base varies. Our target portfolio will generally be long-term subordinated debt, referred to as mezzanine debt, and senior secured loans of private middle-market companies. Structurally, mezzanine loans usually rank subordinate in priority of payment to senior debt, such as senior bank debt, and are often unsecured. As such, other creditors may rank senior to us in the event of an insolvency. However, mezzanine loans rank senior to common and preferred equity in a borrowers’ capital structure. Mezzanine loans may have a fixed or floating interest rate. Additional upside can be generated from upfront fees, call protection including call premiums, equity co-investments or warrants. We believe that mezzanine loans offer an attractive investment opportunity based upon their historic returns. Additionally, we may acquire investments in the secondary market if we believe the risk-adjusted returns are attractive.

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

In an effort to increase our returns and the number of loans that we can make, we may in the future seek to securitize our loans. To securitize loans, we may create a wholly owned subsidiary and contribute a pool of loans to the subsidiary. We may sell debt of or interests in the subsidiary on a non-recourse basis to purchasers whom we would expect to be willing to accept a lower interest rate to invest in investment-grade securities. We may use the proceeds of such sales to pay down bank debt or to fund additional investments. We may also invest through special purpose entities or other arrangements, including total return swaps and repurchase agreements, in order to obtain non-recourse financing or for other purposes.

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds. We may also co-invest on a concurrent basis with affiliates of ours, subject to compliance with applicable regulations and our allocation procedures. Certain types of negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. There can be no assurance that any such order will be obtained.

At March 31, 2011, our net portfolio consisted of 69 portfolio companies and was invested 33% in senior secured loans, 58% in subordinated debt, 1% in preferred equity and 8% in common equity and warrants measured at fair value. We expect that our portfolio will continue to include primarily mezzanine and senior secured loans as well as, to a lesser extent, equity-related securities. In addition, we also expect to invest a portion of our portfolio in opportunistic investments, which are not our primary focus, but are intended to enhance our risk-adjusted returns to stockholders. These investments may include, but are not limited to, securities of public companies and debt and equity securities of companies located outside of the United States.

While our primary investment objective is to generate current income and capital appreciation through investments in U.S. senior and subordinated loans, other debt securities and equity, we may also invest a portion of the portfolio in opportunistic investments, including foreign securities.

Listed below are our top ten portfolio companies and industries based on their fair value and represented as a percentage of total assets for the years ended March 31, 2011 and 2010:

TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF MARCH 31, 2011

PORTFOLIO COMPANY	% of Total Assets	INDUSTRY	% of Total Assets
Altegrity, Inc.	5.3%	Diversified Service	10.1%
Ranpak Corporation	5.1%	Education	9.6%
Asurion Corporation	3.6%	Healthcare	7.2%
TL Acquisitions, Inc. (Cengage Learning)	3.5%	Retail	6.4%
AB Acquisitions (Alliance Boots)	3.2%	Packaging	5.1%
Intelsat Bermuda Ltd.	3.1%	Distribution	5.1%
AIC Credit Opportunity Fund LLC	3.0%	Insurance	4.8%
Ceridian Corporation	3.0%	Grocery	4.5%
Univar Inc.	2.9%	Broadcasting & Entertainment	4.0%
Fleetpride Corporation	2.8%	Asset Management	3.9%

TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF MARCH 31, 2010

PORTFOLIO COMPANY	% of Total Assets	INDUSTRY	% of Total Assets
Asurion Corporation	4.3%	Education	8.3%
Ranpak Corporation	4.2%	Healthcare	5.6%
BNY ConvergEx Group, LLC	3.7%	Insurance	5.2%
First Data Corporation	3.0%	Business Services	5.0%
TL Acquisitions, Inc. (Cengage Learning)	2.6%	Diversified Service	4.9%
MEG Energy Corp.	2.5%	Retail	4.6%
Ceridian Corp.	2.5%	Oil & Gas	4.3%
US Foodservice	2.4%	Packaging	4.2%
Playpower Holdings Inc.	2.4%	Financial Services	4.0%
Fleetpride Corporation	2.4%	Broadcasting & Entertainment	3.1%

Listed below is the geographic breakdown of the portfolio based on fair value as of March 31, 2011 and 2010:

Geographic Region	% of Portfolio at March 31, 2011	Geographic Region	% of Portfolio at March 31, 2010
United States	93.8%	United States	91.6%
Canada	0.0%	Canada	3.1%
Western Europe	6.2%	Western Europe	5.3%

	100.0%		100.0%

Investment selection & due diligence

We are committed to a value oriented philosophy and will commit resources to managing risk to our capital. Our investment adviser conducts due diligence on prospective portfolio companies. In conducting its due diligence, our adviser uses information provided by the company and its management team, publicly available information, as well as information from their extensive relationships with former and current management teams, consultants, competitors and investment bankers and the direct experience of the senior partners of our affiliates.

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

Upon the completion of due diligence and a decision to proceed with an investment in a company, the professionals leading the investment present the investment opportunity to our investment adviser’s investment committee, which determines whether to pursue the potential investment. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys and accountants prior to the closing of the investment, as well as other outside advisers, as appropriate.

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

Our investments may include equity features, such as warrants or options to buy a minority interest in the portfolio company. Any warrants we receive with our debt securities generally require only a nominal cost to exercise, and thus, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. We may structure the warrants to provide provisions protecting our rights as a minority-

interest holder, as well as puts, or rights to sell such securities back to the company, upon the occurrence of specified events. In many cases, we may also seek to obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights.

We expect to hold most of our investments to maturity or repayment, but we may sell certain of our investments sooner if a liquidity event takes place such as a sale or recapitalization or worsening of credit quality of a portfolio company, among other reasons.

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

In addition to various risk management and monitoring tools, AIM also uses an investment rating system to characterize and monitor our expected level of returns on each investment in our portfolio. These ratings are just one of several factors that AIM uses to monitor AIC’s portfolio, are not in and of themselves determinative of fair value or revenue recognition and are presented for indicative purposes.

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

Valuation Process

The following is a description of the steps we take each quarter to determine the value of our portfolio. Many of our portfolio investments are recorded at fair value as determined in good faith by or under the direction of our board of directors pursuant to a written valuation policy and a consistently applied valuation process utilizing the input of our investment adviser, independent valuation firms and the audit committee. Since this process necessarily involves the use of judgment and the engagement of independent valuation firms, there is no certainty as to the value of our portfolio investments. Investments for which market quotations are readily available are recorded in our financial statements at such market quotations if they are deemed to represent fair value. Market quotations may be deemed not to represent fair value where AIM believes that facts and circumstances applicable to an issuer, a seller or purchaser or the market for a particular security causes current market quotes not to reflect the fair value of the security, among other reasons. Examples of these events could include cases in which material events are announced after the close of the market on which a security is primarily traded, when a security trades infrequently causing a quoted purchase or sale price to become stale or in the event of a “fire sale” by a distressed seller.

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

In addition, some of our investments provide for payment-in-kind (“PIK”) interest or dividends. Such amounts of accrued PIK interest or dividends are added to the cost of the investment on the respective capitalization dates and generally become due at maturity of the investment or upon the investment being called by the issuer.

Competition

Our primary competitors in providing financing to middle-market companies include public and private funds, commercial and investment banks, commercial financing companies or hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Some of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. We also expect to use the industry information of AGM’s investment professionals to which we have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we believe that the relationships of the senior managers of AIM and those of our affiliates enable us to learn about, and compete effectively for, financing opportunities with attractive middle-market companies in the industries in which we seek to invest.

Staffing

The Company has a chief financial officer and a chief compliance officer and, to the extent necessary, they have hired and may hire additional personnel. These individuals perform their respective functions under the terms of the administration agreement. Certain of our other executive officers are managing partners of our investment adviser. Our day-to-day investment operations are managed by our investment adviser. AIM has hired and may hire additional investment professionals in the future. In addition, we generally reimburse AIA for our allocable portion of expenses incurred by it in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our chief financial officer, chief compliance officer and corporate secretary and their respective staffs.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•

Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (“the 1934 Act”), our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;

•	Pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•	Pursuant to Rule 13a-15 of the 1934 Act, our management must prepare a report regarding its assessment of our internal control over financial reporting; and

•

Pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the 1934 Act, our periodic reports must disclose whether there were significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to material weaknesses.

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

The global capital markets have been in a period of disruption as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of certain major financial institutions. Despite actions of the United States federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. These conditions could continue for a prolonged period of time or worsen in the future. While these conditions persist, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital. Equity capital may be difficult to raise because subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without general approval by our shareholders and approval of the specific issuance by our Board. In addition, our ability to incur indebtedness (including by issued preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 200% immediately after each time we incur indebtedness. The debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

Moreover, market conditions have made, and may in the future make, it difficult to extend the maturity of or refinance our existing indebtedness and any failure to do so could have a material adverse effect on our business. The illiquidity of our investments may make it difficult for us to sell such investments if required. As a result, we may realize significantly less than the value at which we have recorded our investments.

Given the extreme volatility and dislocation that the capital markets have experienced, many BDCs have faced, and may in the future face, a challenging environment in which to raise capital. Recent significant changes in the capital markets affecting our ability to raise capital have affected the pace of our investment activity. In addition, significant changes in the capital markets, including the extreme volatility and disruption, have had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition or results of operations.

The recent instability in the financial markets has led the U.S. Government to take a number of unprecedented actions and pass legislation designed to regulate and support certain financial institutions and segments of the financial markets that have experienced extreme volatility, and in some cases a lack of liquidity.

On July 21, 2010, the President signed into law major financial services reform legislation in the form of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act, among other things, grants regulatory authorities such as the Commodity Futures Trading Commission and SEC broad rulemaking authority to implement various provisions of the Dodd-Frank Act, including comprehensive regulation of the over-the-counter derivatives market. It is unclear how these regulators will exercise these revised and expanded powers and whether they will undertake rulemaking, supervisory or enforcement actions that would adversely affect us or our investments. Possible regulatory actions taken under these revised and expanded powers may include actions related to financial consumer protection, proprietary trading and derivatives. There can be no assurance that future regulatory actions authorized by the Dodd-Frank Act will not significantly reduce our profitability. The implementation of the Dodd-Frank Act could adversely affect us by increasing transaction and/or regulatory compliance costs. In addition, greater regulatory scrutiny may increase our exposure to potential liabilities. Increased regulatory oversight can also impose administrative burdens on us and on AIM, including, without limitation, responding to examinations or investigations and implementing new policies and procedures.

Additionally, federal, state, and other governments, their regulatory agencies or self regulatory organizations may take actions that affect the regulation of the securities in which we invest, or the issuers of such securities, in ways that are unforeseeable. Governments or their agencies may also acquire distressed assets from financial institutions and acquire ownership interests in those institutions. The implications of government ownership and disposition of these assets are unclear, and such a program may have positive or negative effects on the liquidity, valuation and performance of our portfolio companies. Furthermore, volatile financial markets can expose us to greater market and liquidity risk and potential difficulty in valuing securities.

At any time after the date hereof, legislation may be enacted that could negatively affect our portfolio companies. Changing approaches to regulation may have a negative impact on the entities in which we invest. Legislation or regulation may also change the way in which we are regulated. There can be no assurance that the Dodd-Frank Act or any future legislation, regulation or deregulation will not have a material adverse effect on us or will not impair our ability to achieve our investment objective.

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

We may suffer credit losses.

Investment in small and middle-market companies is highly speculative and involves a high degree of risk of credit loss. These risks are likely to increase during volatile economic periods, as the US and many other economies have experienced.

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

We include in income certain amounts that we have not yet received in cash, such as PIK interest, which represents contractual interest added to the loan balance and typically due at the end of the loan term or, original issue discount, which may be a feature of the loan or may arise if we receive warrants in connection with the making of a loan, among other circumstances. Such increases in loan balances as a result of PIK arrangements or original issue discount are included in income before we receive any corresponding cash payments and could be significant relative to our overall investment activities. Loans structured with these features may represent a higher level of credit risk than loans the interest on which must be paid in cash at regular intervals. We also may be required to include in income certain other amounts that we do not receive in cash.

That part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that may include interest that has been accrued but not yet received in cash, including for investments with PIK provisions. If a portfolio company defaults on a loan, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible. Consequently, while we may make incentive fee payments on income accruals that we may not collect in the future and with respect to which we do not have a formal clawback right against our investment adviser per se, the amount of accrued income written off in any period will reduce the income in the period in which such write-off was taken and thereby reduce such period’s incentive fee payment.

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

The agreements governing our debt facilities require us to comply with certain financial and operational covenants. These covenants require us to, among other things, maintain certain financial ratios, including asset coverage, minimum shareholder equity and liquidity. As of March 31, 2011, we were in compliance with these covenants. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. In the event of deterioration in the capital markets and pricing levels subsequent to this period, net unrealized depreciation in our portfolio may increase in the future. Absent an amendment to our revolving credit facility, continued unrealized depreciation in our investment portfolio could result in non-compliance with certain covenants.

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

Allocation of Personnel

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

No Information Barriers

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

This risk may affect us more than it does other investment vehicles, as AIM generally does not use information barriers that many firms implement to separate persons who make investment decisions from others who might possess material, non-public information that could influence such decisions. AIM’s decision not to implement these barriers could prevent its investment professionals from undertaking certain transactions such as advantageous investments or dispositions that would be permissible for them otherwise. In addition, AIM could in the future decide to establish information barriers, particularly as its business expands and diversifies.

Co-Investment Activity and Allocation of Investment Opportunities

AIM and/or its affiliates (“Apollo-affiliate”) and investment managers may determine that an investment is appropriate both for us and for one or more other funds. In such event, depending on the availability of such investment and other appropriate factors, AIM may determine that we should invest on a side-by-side basis with one or more other funds. We may make all such investments subject to compliance with applicable regulations and interpretations, and our allocation procedures. In certain circumstances negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. There can be no assurance that any such order will be obtained.

Apollo-affiliate has adopted allocation procedures that are intended to ensure that each fund or account managed by Apollo-affiliate (“Apollo-advised funds”) is treated in a manner that, over time, is fair and equitable. These allocation procedures have been developed taking into account the fact that (i) the Apollo-advised funds tend to have broad investment mandates, but each Apollo-advised fund has one or more primary investment mandates, and (ii) the Apollo-advised funds may have overlapping primary investment mandates. In operating under these procedures, Apollo-affiliate generally allocates investment opportunities first to the Apollo-advised funds whose primary investment mandates are consistent with the investment being allocated. When more than one Apollo-advised fund has a primary investment mandate that is consistent with an investment being allocated, the allocation generally is made on a pro rata basis. As a result, in situations where a security is appropriate for us but is limited in availability, we may receive a lower allocation than may be desired by our portfolio managers or no allocation if Apollo-affiliate believes the investment is more appropriate for a different Apollo-advised fund because of its investment mandate. Investment opportunities may be allocated on a basis other than pro rata to the extent it is done in good faith and does not, or is not reasonably expected to, result in an improper disadvantage or advantage to one participating Apollo-advised fund as compared to another participating Apollo-advised fund.

In the event investment opportunities are allocated among us and the other Apollo-advised funds, we may not be able to structure our investment portfolio in the manner desired. Although Apollo-affiliate endeavors to allocate investment opportunities in a fair and equitable manner, it is possible that we may not be given the opportunity to participate in certain investments made by the other Apollo-advised funds or portfolio managers affiliated with AIM. Furthermore, we and the other Apollo-advised funds may make investments in securities where the prevailing trading activity may make impossible the receipt of the same price or execution on the entire volume of securities purchased or sold by us and the other Apollo-advised funds. When this occurs, the various prices may be averaged, and we will be charged or credited with the average price. Thus, the effect of the aggregation may operate on some occasions to our disadvantage. In addition, under certain circumstances, we may not be charged the same commission or commission equivalent rates in connection with a bunched or aggregated order.

It is possible that the other Apollo-advised funds may make investments in the same or similar securities at different times and on different terms than we do. From time to time, we and the other Apollo-advised funds may make investments at different levels of an issuer’s capital structure or otherwise in different classes of an issuer’s securities. Such investments may inherently give rise to conflicts of interest or perceived conflicts of interest between or among the various classes of securities that may be held by such entities. Conflicts may also arise because portfolio decisions regarding us may benefit the other Apollo-advised funds. For example, the sale of a long position or establishment of a short position by us may impair the price of the same security sold short by (and therefore benefit) one or more Apollo-advised funds, and the purchase of a security or covering of a short position in a security by us may increase the price of the same security held by (and therefore benefit) one or more Apollo-advised funds.

AIM, its affiliates and their clients may pursue or enforce rights with respect to an issuer in which we have invested, and those activities may have an adverse effect on us. As a result, prices, availability, liquidity and terms of our investments may be negatively impacted by the activities of AIM and its affiliates or their clients, and transactions for us may be impaired or effected at prices or terms that may be less favorable than would otherwise have been the case.

Fees and Expenses

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

Allocation of Expenses

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

The Maryland General Corporation Law, our charter and our bylaws contain provisions that may discourage, delay or make more difficult a change in control of Apollo Investment or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our board of directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our board of directors, including approval by a majority of our disinterested directors. If the resolution exempting business combinations is repealed or our board of directors does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our common stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Acquisition Act, the Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such an offer. We intend to give the SEC prior notice should our board of directors elect to amend our bylaws to repeal the exemption from the Control Share Acquisition Act.

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

We may distribute taxable dividends that are payable in cash and shares of our common stock at the election of each stockholder. Under IRS Revenue Procedure 2010-12, up to 90% of any such taxable dividend for a RIC’s taxable years ending on or before December 31, 2011 could be payable in our common stock with the 10% or greater balance paid in cash. The Internal Revenue Service has also issued (and where Revenue Procedure 2010-12 is not currently applicable, the Internal Revenue Service continues to issue) private letter rulings on cash/stock dividends paid by regulated investment companies and real estate investment trusts using a 20% cash standard (instead of the 10% cash standard of Revenue Procedure 2010-12) if certain requirements are satisfied. Stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock. It is unclear whether and to what extent we will be able to pay taxable dividends in cash and common stock (whether pursuant to Revenue Procedure 2010-12, a private letter ruling or otherwise).

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

We invest primarily in long-term subordinated debt, referred to as mezzanine debt and senior secured loans of middle-market companies and we may not realize gains from our equity investments.

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

The incentive fee payable by us to AIM may create an incentive for AIM to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to AIM is determined, which is calculated separately in two components as a percentage of the net investment income (subject to a performance threshold) and as a percentage of the realized gain on invested capital, may encourage our investment adviser to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor the holders of our common stock, including investors in offerings of common stock, securities convertible into our common stock or warrants representing rights to purchase our common stock or securities convertible into our common stock. In addition, AIM receives the incentive fee based, in part, upon net capital gains realized on our investments. Unlike the portion of the incentive fee based on net investment income, there is no performance threshold applicable to the portion of the incentive fee based on net capital gains. As a result, AIM may have a tendency to invest more in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

The incentive fee payable by us to AIM also may create an incentive for AIM to invest on our behalf in instruments that have a deferred interest feature such as investments with PIK provisions. Under these investments, we would accrue the interest over the life of the investment but would typically not receive the cash income from the investment until the end of the term or upon the investment being called by the issuer. Our net investment income used to calculate the income portion of our investment fee, however, includes accrued interest. Thus, while a portion of this incentive fee would be based on income that we have not yet received in cash and with respect to which we do not have a formal claw-back right against our investment adviser per se, the amount of accrued income to the extent written off in any period will reduce the income in the period in which such write-off was taken and thereby reduce such period’s incentive fee payment.

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

We will be subject to a 4% nondeductible federal excise tax on certain undistributed income of RICs unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years. We will not be subject to excise taxes on amounts on which we are required to pay corporate income taxes (such as retained net capital gains).

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of March 31, 2011, we do not own any real estate or other physical properties materially important to our operation. Our administrative and principal executive offices are located at 730 Fifth Avenue, New York, NY 10019 and 9 West 57th Street, New York, NY 10019, respectively. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

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

	NAV(1)	Closing Sales Price		Premium or Discount of High Sales Price to NAV(2)	Premium or Discount of Low Sales Price to NAV(2)	Declared Dividends
		High	Low
Fiscal Year Ending March 31, 2011
Fourth Fiscal Quarter	$10.03	$12.40	$11.17	124%	111%	$0.28
Third Fiscal Quarter	$9.73	$11.56	$10.20	119%	105%	$0.28
Second Fiscal Quarter	$9.58	$10.65	$9.18	111%	96%	$0.28
First Fiscal Quarter	$9.51	$13.57	$9.33	143%	98%	$0.28

Fiscal Year Ending March 31, 2010
Fourth Fiscal Quarter	$10.06	$12.73	$9.82	127%	98%	$0.28
Third Fiscal Quarter	$10.40	$10.12	$8.81	97%	85%	$0.28
Second Fiscal Quarter	$10.29	$10.31	$5.18	100%	50%	$0.28
First Fiscal Quarter	$10.15	$7.02	$3.97	69%	39%	$0.26

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)	Calculated as of the respective high or low closing sales price divided by the quarter end NAV.

While our common stock has from time to time traded in excess of our net asset value, there can be no assurance, however, that it will trade at such a premium (to net asset value) in the future. The last reported closing market price of our common stock on May 10, 2011 was $11.62 per share. As of May 10, 2011, we had 103 stockholders of record.

DIVIDENDS

We intend to continue to distribute quarterly dividends to our stockholders. Our quarterly dividends, if any, will be determined by our board of directors. We expect that our distributions to shareholders generally will be from accumulated net investment income and from net realized capital gains, as applicable.

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

Pursuant to a recent revenue procedure (Revenue Procedure 2010-12), issued by the IRS (the “Revenue Procedure”), the IRS has indicated that it will treat distributions from certain publicly traded RICs (including BDCs) that are paid part in cash and part in stock as dividends that would satisfy the RIC’s annual distribution requirements and qualify for the dividends paid deduction for federal income tax purposes. In order to qualify for such treatment, the Revenue Procedure requires that at least 10% of the total distribution be payable in cash and that each stockholder have a right to elect to receive its entire distribution in cash. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a proportionate share of the cash to be distributed (although no stockholder electing to receive cash may receive less than 10% of such stockholder’s distribution in cash). This Revenue Procedure applies to distributions declared on or before December 31, 2012 with respect to taxable years ending on or before December 31, 2011.

The following table lists the quarterly dividends per share from our common stock for the past two fiscal years.

Declared Dividends
Fiscal Year Ending March 31, 2011
Fourth Fiscal Quarter	$0.28
Third Fiscal Quarter	$0.28
Second Fiscal Quarter	$0.28
First Fiscal Quarter	$0.28

Fiscal Year Ending March 31, 2010
Fourth Fiscal Quarter	$0.28
Third Fiscal Quarter	$0.28
Second Fiscal Quarter	$0.28
First Fiscal Quarter	$0.26

Recent Sale of Unregistered Securities

On January 25, 2011, we closed a private offering of $200 million aggregate principal amount of senior unsecured convertible notes (the “Convertible Notes”). The Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The Convertible Notes bear interest at an annual rate of 5.75%, payable semi-annually in arrears on January 15 and July 15 of each year, commencing on July 15, 2011. The Convertible Notes will mature on January 15, 2016 unless earlier converted or repurchased at the holder’s option. Prior to December 15, 2015, the Convertible Notes will be convertible only upon certain corporate reorganizations, dilutive recapitalizations or dividends, or if, during specified periods our shares trade at more than 130% of the then applicable conversion price or the Convertible Notes trade at less than 97% of their conversion value and, thereafter, at any time. The Convertible Notes will be convertible by the holders into shares of common stock, initially at a conversion rate of 72.7405 shares of the

Company’s common stock per $1,000 principal amount of Convertible Notes (14,548,100 common shares) corresponding to an initial conversion price of approximately $13.75, which represents a premium of 17.5% to the $11.70 per share closing price of the Company’s common stock on The NASDAQ Global Select Market on January 19, 2011. The conversion rate will be subject to adjustment upon certain events, such as stock splits and combinations, mergers, spin-offs, increases in dividends in excess of $0.28 per share per quarter and certain changes in control. Certain of these adjustments, including adjustments for increases in dividends, are subject to a conversion price floor of $11.70 per share. The Convertible Notes are senior unsecured obligations and rank senior in right of payment to our existing and future indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

STOCK PERFORMANCE GRAPH

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, for the period March 31, 2006 through March 31, 2011. The graph assumes that, on March 31, 2006, a person invested $100 in each of the following: our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

The graph and other information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The Statement of Operations, Per Share and Balance Sheet data for the fiscal years ended March 31, 2011, 2010, 2009, 2008 and 2007 are derived from our financial statements which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. This selected financial data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	For the Year Ended March 31, (dollar amounts in thousands, except per share data)
Statement of Operations Data:	2011	2010	2009	2008	2007
Total Investment Income	$358,779	$340,238	$377,304	$357,878	$266,101
Net Expenses (including excise taxes)	$167,607	$140,828	$170,973	$156,272	$140,783
Net Investment Income	$191,172	$199,410	$206,331	$201,606	$125,318
Net Realized and Unrealized Gains (Losses)	$(10,760)	$63,880	$(818,210)	$(235,044)	$186,848
Net Increase (Decrease) in Net Assets Resulting from Operations	$180,412	$263,290	$(611,879)	$(33,438)	$312,166

Per Share Data:
Net Asset Value	$10.03	$10.06	$9.82	$15.83	$17.87
Net Increase (Decrease) in Net Assets Resulting from Operations (Basic and Diluted)	$0.93	$1.65	$(4.39)	$(0.30)	$3.64
Distributions Declared	$1.12	$1.10	$1.82	$2.07	$1.93

Balance Sheet Data:
Total Assets	$3,148,813	$3,465,116	$2,548,639	$3,724,324	$3,523,218
Debt Outstanding	$1,053,443	$1,060,616	$1,057,601	$1,639,122	$492,312
Total Net Assets	$1,961,031	$1,772,806	$1,396,138	$1,897,908	$1,849,748

Other Data:
Total Return(1)	5.1%	313.0%	(73.9)%	(17.5)%	31.7%
Number of Portfolio Companies at Year End	69	67	72	71	57
Total Portfolio Investments for the Year	$1,085,601	$716,425	$434,995	$1,755,913	$1,446,730
Investment Sales and Prepayments for the Year	$977,493	$451,687	$339,724	$714,225	$845,485
Weighted Average Yield on Debt Portfolio at Year End	11.6%	11.8%	11.7%	12.0%	13.1%
Weighted Average Shares Outstanding at Year End (Basic)(2)	193,192	159,369	139,469	112,050	85,792

(1)	Total return is based on the change in market price per share and takes into account dividends and distributions, if any, reinvested in accordance with Apollo Investment’s dividend reinvestment plan.
(2)	Weighted Average Shares Outstanding on a diluted basis for the fiscal year ended March 31, 2011 were 195,823. For the fiscal years ended 2010, 2009, 2008 and 2007, basic and diluted weighted average shares were the same.

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

OVERVIEW

Apollo Investment was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a BDC under the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a RIC under Subchapter M of the Code. Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. Apollo Investment commenced operations on April 8, 2004 upon completion of its initial public offering that raised $870 million in net proceeds selling 62 million shares of its common stock at a price of $15.00 per share. Since then, and through March 31, 2011, we have raised approximately $1.9 billion in net proceeds from additional offerings of common stock.

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

Revenue

We generate revenue primarily in the form of interest and dividend income from the securities we hold and capital gains, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of mezzanine or senior secured loans, generally have a stated term of five to ten years and bear interest at a fixed rate or a floating rate usually determined on the basis of a benchmark: LIBOR, EURIBOR, GBP LIBOR, or the prime rate. Interest on debt securities is generally payable quarterly or semiannually and while U.S. subordinated debt and corporate notes typically accrue interest at fixed rates, some of our investments may include zero coupon and/or step-up bonds that accrue income on a constant yield to call or maturity basis. In addition, some of our investments provide for PIK interest or dividends. Such amounts of accrued PIK interest or dividends are added to the cost of the investment on the respective capitalization dates and generally become due at maturity of the investment or upon the investment being called by the issuer. We may also generate revenue in the form of commitment, origination, structuring fees, fees for providing managerial assistance and, if applicable, consulting fees, etc.

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

Portfolio and Investment Activity

During our fiscal year ended March 31, 2011, we invested $1.1 billion across 21 new and 18 existing portfolio companies through a combination of primary and secondary market purchases. This compares to investing $716 million in 5 new and 24 existing portfolio companies for the previous fiscal year ended March 31, 2010. Investments sold or prepaid during the fiscal year ended March 31, 2011 totaled $977 million versus $452 million for the fiscal year ended March 31, 2010.

At March 31, 2011, our net portfolio consisted of 69 portfolio companies and was invested 33% in senior secured loans, 58% in subordinated debt, 1% in preferred equity and 8% in common equity and warrants measured at fair value versus 67 portfolio companies invested 30% in senior secured loans, 59% in subordinated debt, 1% in preferred equity and 10% in common equity and warrants at March 31, 2010.

The weighted average yields on our senior secured loan portfolio, subordinated debt portfolio and total debt portfolio as of March 31, 2011 at our current cost basis were 9.0%, 13.1% and 11.6%, respectively. At March 31, 2010, the yields were 8.5%, 13.5% and 11.8%, respectively.

Since the initial public offering of Apollo Investment in April 2004 and through March 31, 2011, invested capital totaled over $7.3 billion in 147 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 90 different financial sponsors.

At March 31, 2011, 59% or $1.7 billion of our income-bearing investment portfolio is fixed rate debt and 41% or $1.2 billion is floating rate debt, measured at fair value. On a cost basis, 60% or $1.7 billion of our income-bearing investment portfolio is fixed rate debt and 40% or $1.1 billion is floating rate debt. At March 31, 2010, 64% or $1.6 billion of our income-bearing investment portfolio was fixed rate debt and 36% or $0.9 billion was floating rate debt. On a cost basis, 65% or $1.8 billion of our income-bearing investment portfolio is fixed rate debt and 35% or $1.0 billion is floating rate debt.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered in the valuation process of independent valuation firms. For the fiscal year ended March 31, 2011, there has been no change to the Company’s valuation techniques and related inputs considered in the valuation process.

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

Accounting Standards Update No. 2010-06, Improving Disclosure about Fair Value Measurements was released in January 2010 and is effective for periods beginning after December 15, 2009, except for separate disclosures for purchases, sales, issuances, and settlements, as applicable, in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. This update improves financial statement disclosure around transfers in and out of level 1 and 2 fair value measurements, around valuation techniques and inputs and around other related disclosures. Transfers between levels, if any, are recognized at the end of the reporting period. See certain additional disclosures in note 6 to our financial statements. During the fiscal year ended March 31, 2011, MEG Energy Corp. common stock was transferred from Level 3 to Level 1 due to its initial public offering. There were no other transfers into or out of Level 1, Level 2 or Level 3 during the periods shown.

Revenue Recognition

The Company records interest and dividend income, adjusted for amortization of premium and accretion of discount, on an accrual basis. Some of our loans and other investments, including certain preferred equity investments, may have contractual PIK interest or dividends. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. For the fiscal year ended March 31, 2011, accrued PIK totaled $32.9 million, on total investment income of $358.8 million. Loan origination fees, original issue discount, and market discounts are capitalized and we amortize such amounts into income using the interest method or straight-line, as applicable. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and other investments as interest income when we receive such amounts. Structuring fees are recorded as other income when earned. Investments that are expected to pay regularly scheduled interest and/or dividends in cash are generally placed on non-accrual status when principal or interest/dividend cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest/dividend cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest or dividends are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining interest or dividend obligations. Interest or dividend cash payments received on non-accrual designated investments may be recognized as income or applied to principal depending upon management’s judgment. At the point the Company believes PIK is not expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are reversed from the related receivable through an adjustment to interest or dividend income, respectively. The Company does not reverse previously capitalized PIK interest or dividends.

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

RESULTS OF OPERATIONS

Results comparisons are for the fiscal years ended March 31, 2011, March 31, 2010 and March 31, 2009.

Investment Income

For the fiscal years ended March 31, 2011, 2010 and 2009, gross investment income totaled $358.8 million, $340.2 million and $377.3 million, respectively. The increase in gross investment income from fiscal year 2010 to fiscal year 2011 was primarily due to an increase in the size of the income-producing portfolio as compared to the previous fiscal year. The decrease in gross investment income from fiscal year 2009 to fiscal year 2010 was primarily due to two factors: the reduction in the size of the income-producing portfolio as compared to the previous fiscal year and the reduction in average LIBOR of over 150 basis points year over year.

Expenses

Net expenses totaled $167.6 million, $139.6 million and $170.5 million, respectively, for the fiscal years ended March 31, 2011, 2010 and 2009, of which $107.6 million, $103.9 million and $111.3 million, respectively, were base management fees and performance-based incentive fees and $48.0 million, $24.5 million and $48.9 million, respectively, were interest and other debt expenses. Administrative services and other general and administrative expenses totaled $12.0 million, $11.2 million and $10.3 million, respectively, for the fiscal years ended March 31, 2011, 2010 and 2009. Net expenses consist of base investment advisory and management fees, insurance expenses, administrative services fees, legal fees, directors’ fees, audit and tax services expenses, and other general and administrative expenses. The increase in net expenses from fiscal 2010 to fiscal 2011 was primarily due to an increase in interest and other debt expenses as we added new sources of capital that increased our weighted average annual interest cost. The decrease in net expenses from fiscal 2009 to 2010 was primarily related to the decrease in interest and other debt expenses due to the reduction in average LIBOR in the year over year period coupled with the lower average outstanding balance on the revolving credit facility during fiscal year 2010 as compared to fiscal year 2009. Accrued excise tax expenses totaled $0, $1.2 million, and $0.5 million for the fiscal years ended March 31, 2011, 2010 and 2009.

Net Investment Income

The Company’s net investment income totaled $191.2 million, $199.4 million and $206.3 million, or $0.99, $1.26, and $1.48, on a per average share basis, respectively, for the fiscal years ended March 31, 2011, 2010 and 2009.

Net Realized Losses

The Company had investment sales and prepayments totaling $977 million, $452 million and $340 million, respectively, for the fiscal years ended March 31, 2011, 2010 and 2009. Net realized losses for the fiscal years ended March 31, 2011, 2010, and 2009 were $152.0 million, $473.0 million and $83.7 million, respectively. Net realized losses incurred during fiscal years 2011 and 2010 were primarily related to sales and restructurings of certain underperforming portfolio companies such as American Safety Razor, LVI Services and Pacific Crane Maintenance Company, various portfolio optimization measures, and our liquidity management strategy during the financial crisis early in the 2010 fiscal year. Net realized losses incurred in fiscal 2009 were mainly derived from selective exits of underperforming investments.

Net Unrealized Appreciation (Depreciation) on Investments, Cash Equivalents and Foreign Currencies

For the fiscal years ended March 31, 2011 and 2010 net change in unrealized appreciation on the Company’s investments, cash equivalents, foreign currencies and other assets and liabilities totaled $141.3 million and $536.9 million, respectively. For the fiscal year ended March 31, 2009, net change in unrealized depreciation on the Company’s investments, cash equivalents, foreign currencies and other assets and liabilities totaled $734.5 million. Net unrealized appreciation for fiscal 2011 and 2010 was primarily due to the recognition of realized losses which reversed unrealized depreciation, net changes in specific portfolio company fundamentals, and improving capital market conditions. During fiscal 2009, a material increase in unrealized depreciation was recognized from significantly lower fair value determinations on many of our investments. These lower fair values were driven primarily from the general market dislocation, the illiquid capital markets, and the then current market expectations for pricing increased credit risk and default assumptions.

Net Increase (Decrease) in Net Assets From Operations

For the fiscal years ended March 31, 2011 and 2010, the Company had a net increase in net assets resulting from operations of $180.4 million and $263.3 million, respectively. For the fiscal year ended March 31, 2009, the Company had a net decrease in net assets resulting from operations of $611.9 million. For the years ended March 31, 2011 and 2010, basic and diluted earnings per average share were $0.93 and $1.65, respectively. The loss per average share was $4.39 for the year ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through periodic follow-on equity and debt offerings, our senior secured, multi-currency $1.63 billion revolving credit facility (see note 12 within the Notes to Financial Statements) (the “Facility”), our senior secured notes, investments in special purpose entities in which we hold and finance particular investments on a non-recourse basis, as well as from cash flows from operations, investment sales of liquid assets and prepayments of senior and subordinated loans and income earned from investments. The Company also has investments in its portfolio that contain PIK provisions. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders annually in the form of dividends, even though the Company has not yet collected the cash. For the fiscal year ended March 31, 2011, accrued PIK totaled $32.9 million, on total investment income of $358.8 million. At March 31, 2011, the Company had $628 million in borrowings outstanding on its Facility and

$1.0 billion of unused capacity. On April 13, 2011, $380 million of commitments on the Facility matured. As of April 13, 2011, aggregate lender commitments under the Facility total $1,253,750,000.

On September 30, 2010, the Company entered into a note purchase agreement, providing for a private placement issuance of $225 million in aggregate principal amount of five-year, senior secured notes with a fixed interest rate of 6.25% and a maturity date of October 4, 2015 (the “Senior Secured Notes”). On October 4, 2010, the Senior Secured Notes were sold to certain institutional accredited investors pursuant to an exemption from registration under the Securities Act of 1933, as amended. Interest on the Senior Secured Notes will be due semi-annually on April 4 and October 4, commencing on April 4, 2011. The proceeds from the issuance of the Senior Secured Notes were primarily used to reduce other outstanding borrowings and/or commitments on the Company’s Facility.

On January 25, 2011, we closed a private offering of $200 million aggregate principal amount of senior unsecured convertible notes (the “Convertible Notes”). The Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The Convertible Notes bear interest at an annual rate of 5.75%, payable semi-annually in arrears on January 15 and July 15 of each year, commencing on July 15, 2011. The Convertible Notes will mature on January 15, 2016 unless earlier converted or repurchased at the holder’s option. Prior to December 15, 2015, the Convertible Notes will be convertible only upon certain corporate reorganizations, dilutive recapitalizations or dividends, or if, during specified periods our shares trade at more than 130% of the then applicable conversion price or the Convertible Notes trade at less than 97% of their conversion value and, thereafter, at any time. The Convertible Notes will be convertible by the holders into shares of common stock, initially at a conversion rate of 72.7405 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes (14,548,100 common shares) corresponding to an initial conversion price of approximately $13.75, which represents a premium of 17.5% to the $11.70 per share closing price of the Company’s common stock on The NASDAQ Global Select Market on January 19, 2011. The conversion rate will be subject to adjustment upon certain events, such as stock splits and combinations, mergers, spin-offs, increases in dividends in excess of $0.28 per share per quarter and certain changes in control. Certain of these adjustments, including adjustments for increases in dividends, are subject to a conversion price floor of $11.70 per share. The Convertible Notes are senior unsecured obligations and rank senior in right of payment to our existing and future indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

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

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. (See note 2(n) within the accompanying financial statements.) At the end of each fiscal quarter, we consider taking proactive steps utilizing cash equivalents with the objective of enhancing our investment flexibility during the following quarter, pursuant to Section 55 of the 1940 Act. More specifically, we may purchase U.S. Treasury bills from time-to-time on the last business day of the quarter and typically close out that position on the following business day, settling the sale transaction on a net cash basis with the purchase, subsequent to quarter end. Apollo Investment may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our Facility, as we deem appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. There were no cash equivalents held as of March 31, 2011.

Contractual Obligations

	Payments due by Period as of March 31, 2011 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Revolving Credit Facility(1)	$628	$146	$482	$—	$—
Senior Secured Notes	$225	$—	$—	$225	$—
Unsecured Notes	$200	$—	$—	$200	$—

(1)	At March 31, 2011, $1.0 billion remained unused under our Facility.

Information about our senior securities is shown in the following table as of each year ended March 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (dollars in thousands)(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2011	$628,443	$1,707	$—	N/A
Fiscal 2010	1,060,616	2,671	—	N/A
Fiscal 2009	1,057,601	2,320	—	N/A
Fiscal 2008	1,639,122	2,158	—	N/A
Fiscal 2007	492,312	4,757	—	N/A
Fiscal 2006	323,852	4,798	—	N/A
Fiscal 2005	—	—	—	N/A

Senior Secured Notes
Fiscal 2011	$225,000	$611	$—	N/A
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
Fiscal 2005	—	—	—	N/A

Unsecured Notes
Fiscal 2011	$200,000	$544	$—	N/A
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
Fiscal 2005	—	—	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit was divided based on the amount outstanding at the end of the period for each.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, as senior securities are not registered for public trading.

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

Off-Balance Sheet Arrangements (dollars in thousands)

The Company has the ability to issue standby letters of credit through its revolving credit facility. As of March 31, 2011 and March 31, 2010, the Company had issued through JPMorgan Chase Bank, N.A. standby letters of credit totaling $0 and $3,708, respectively.

As of March 31, 2011, AIC had two outstanding commitments with two banks to purchase unsecured bridge loans in the aggregate amount of $117 million. AIC’s commitments were subject to the consummation of the underlying corporate transactions and conditional upon receipt of all necessary shareholder, regulatory and other applicable approvals. Post March 31, 2011, such unsecured bridge loan commitments were extinguished with the permanent placement of high yield securities.

AIC Credit Opportunity Fund LLC (currencies in thousands)

We own all of the common member interests in AIC Credit Opportunity Fund LLC (“AIC Holdco”). AIC Holdco was formed for the purpose of holding various financed investments. AIC Holdco wholly owns the special purpose entity AIC (FDC) Holdings LLC (“Apollo FDC”). Through AIC Holdco, effective in June 2008 we invested $39,500 in Apollo FDC. Apollo FDC purchased a Junior Profit-Participating Note due 2013 in principal amount of $39,500 (the “Junior Note”) from Apollo I Trust (the “Trust”). The Trust also issued a Senior Floating Rate Note due 2013 (the “Senior Note”) to an unaffiliated third party (“FDC Counterparty”) in principal amount of $39,500 paying interest at Libor plus 1.50%, increasing over time to Libor plus 2.0%. The Trust used the aggregate $79,000 proceeds to acquire $100,000 face value of a senior subordinated loan of First Data Corporation (the “FDC Reference Obligation”) due 2016 and paying interest at 11.25% per year. Under its Junior Note, Apollo FDC is generally entitled to the net interest and other proceeds due under the FDC Reference Obligation after payment of interest due under the Senior Notes, as described above. In addition, Apollo FDC is entitled to 100% of any realized appreciation in the FDC Reference Obligation and, since the Senior Note is a non-recourse obligation, Apollo FDC is exposed up to the amount of its investment in the Junior Note plus any additional margin we decide to post, if any, during the term of the financing.

AIC (TXU) Holdings LLC (“Apollo TXU”) is a special purpose entity wholly owned by AIC Holdco. Through AIC Holdco, effective in June 2008, we invested $11,375 in Apollo TXU, which acquired exposure to $50,000 notional amount of a Libor plus 3.5% senior secured delayed draw term loan of Texas Competitive Electric Holdings (“TXU”) due 2014 through a non-recourse total return swap with an unaffiliated third party expiring on October 10, 2013. Pursuant to such delayed drawn term loan, Apollo TXU pays interest at Libor plus 1.5% and generally receives all proceeds due under the delayed draw term loan of TXU (the “TXU Reference Obligation”). Like Apollo FDC, Apollo TXU is entitled to 100% of any realized appreciation in the TXU Reference Obligation and, since the total return swap is a non-recourse obligation, Apollo TXU is exposed up to the amount of its investment in the total return swap, plus any additional margin we decide to post, if any, during the term of the financing.

AIC (Boots) Holdings, LLC (“Apollo Boots”) is a special purpose entity wholly owned by AIC Holdco. Through AIC Holdco, effective in September 2008, we invested $10,022 equivalent, in Apollo Boots. Apollo Boots acquired €23,383 and £12,465 principal amount of senior term loans of AB Acquisitions Topco 2 Limited, a holding company for the Alliance Boots group of companies (the “Boots Reference Obligations”), out of the proceeds of our investment and a multicurrency $40,876 equivalent non-recourse loan to Apollo Boots (the “Acquisition Loan”) by an unaffiliated third party that matures in September 2013 and pays interest at LIBOR plus 1.25% or, in certain cases, the higher of the Federal Funds Rate plus 0.50% or the lender’s prime-rate. The Boots Reference Obligations pay interest at the rate of LIBOR plus 3% per year and mature in June 2015.

We do not consolidate AIC Holdco or its wholly owned subsidiaries and accordingly only the value of our investment in AIC Holdco is included on our statement of assets and liabilities. The Senior Note, total return swap and Acquisition Loan are non-recourse to AIC Holdco, its subsidiaries and us and have standard events of default including failure to pay contractual amounts when due and failure by each of the underlying Apollo special purpose entities to provide additional credit support, sell assets or prepay a portion of its obligations if the value of the FDC Reference Obligation, the TXU Reference Obligation or the Boots Reference Obligation, as applicable, declines below specified levels. We may unwind any of these transactions at any time without penalty. From time to time we may provide additional capital to AIC Holdco for purposes of funding margin calls under one or more of the transactions described above among other reasons. During the fiscal year ended March 31, 2009, we provided $18,480 in additional capital to AIC Holdco. During the fiscal year ended March 31, 2010, $9,336 of net capital was returned to us from AIC Holdco. During the fiscal year ended March 31, 2011, $1,700 of net capital was provided to AIC Holdco.

Dividends

Dividends paid to stockholders for the fiscal years ended March 31, 2011, 2010 and 2009 totaled $218.1 million or $1.12 per share, $181.4 million or $1.10 per share, and $258.8 million or $1.82 per share, respectively. Tax characteristics of all dividends will be reported to shareholders on Form 1099 after the end of the calendar year. Our quarterly dividends, if any, will be determined by our Board of Directors. We expect that our distributions to shareholders generally will be from accumulated net investment income and from net realized capital gains, as applicable.

The following table summarizes our quarterly dividends paid to stockholders for the fiscal years ended March 31, 2011, 2010 and 2009, respectively:

Declared Dividends
Fiscal Year Ending March 31, 2011
Fourth Fiscal Quarter	$0.28
Third Fiscal Quarter	$0.28
Second Fiscal Quarter	$0.28
First Fiscal Quarter	$0.28

Fiscal Year Ending March 31, 2010
Fourth Fiscal Quarter	$0.28
Third Fiscal Quarter	$0.28
Second Fiscal Quarter	$0.28
First Fiscal Quarter	$0.26

Fiscal Year Ending March 31, 2009
Fourth Fiscal Quarter	$0.26
Third Fiscal Quarter	$0.52
Second Fiscal Quarter	$0.52
First Fiscal Quarter	$0.52

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

Pursuant to a recent revenue procedure (Revenue Procedure 2010-12), issued by the IRS (the “Revenue Procedure”), the IRS has indicated that it will treat distributions from certain publicly traded RICs (including BDCs) that are paid part in cash and part in stock as dividends that would satisfy the RIC’s annual distribution requirements and qualify for the dividends paid deduction for federal income tax purposes. In order to qualify for such treatment, the Revenue Procedure requires that at least 10% of the total distribution be payable in cash and that each stockholder have a right to elect to receive its entire distribution in cash. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a proportionate share of the cash to be distributed (although no stockholder electing to receive cash may receive less than 10% of such stockholder’s distribution in cash). This Revenue Procedure applies to distributions declared on or before December 31, 2012 with respect to taxable years ending on or before December 31, 2011.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. During the fiscal year ended March 31, 2011, many of the loans in our portfolio had floating interest rates. These loans are usually based on floating LIBOR and typically have durations of one to six months after which they reset to current market interest rates. As the percentage of our U.S. mezzanine and other subordinated loans increase as a percentage of our total investments, we expect that more of the loans in our portfolio will have fixed rates. The Company also has a revolving credit facility that is based on floating LIBOR rates. Assuming no changes to our balance sheet as of March 31, 2011, a hypothetical one percent increase in LIBOR on our floating rate assets and liabilities would increase our earnings by less than one cent per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2011, a hypothetical one percent decrease in LIBOR on our floating rate assets and liabilities would decrease our earning by less than one cent per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the fiscal year ended March 31, 2011, we did not engage in interest rate hedging activities.

Item 8. Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2011. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of March 31, 2011 based on the criteria on Internal Control — Integrated Framework issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Apollo Investment Corporation:

In our opinion, the accompanying statements of assets and liabilities including the schedules of investments, and the related statements of operations, changes in net assets and cash flows present fairly, in all material respects, the financial position of Apollo Investment Corporation (“the Company”) at March 31, 2011 and March 31, 2010, and the results of its operations, the changes in net assets, and its cash flows for each of the three years in the period ended March 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing on page 45 of the annual report to shareholders. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. Our procedures included confirmation of securities at March 31, 2011 by correspondence with the custodian, and where replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

New York, New York

May 31, 2011

APOLLO INVESTMENT CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share amounts)

	March 31, 2011	March 31, 2010
Assets
Non-controlled/non-affiliated investments, at value (cost — $2,900,378 and $2,782,880, respectively)	$2,901,295	$2,677,893
Non-controlled/affiliated investments, at value (cost — $22,407 and $102,135, respectively)	37,295	83,136
Controlled investments, at value (cost — $376,051 and $357,590, respectively)	111,568	92,551
Cash equivalents, at value (cost — $0 and $449,852, respectively)	—	449,828
Cash	5,471	7,040
Foreign currency (cost — $881 and $30,705, respectively)	883	30,717
Receivable for investments sold	13,461	49,643
Interest receivable	45,686	43,139
Dividends receivable	5,131	5,700
Miscellaneous income receivable	—	788
Receivable from investment adviser	576	611
Prepaid expenses and other assets	27,447	24,070

Total assets	$3,148,813	$3,465,116

Liabilities
Debt (see note 7 & 12)	$1,053,443	$1,060,616
Payable for investments and cash equivalents purchased	37,382	549,009
Dividends payable	54,740	49,340
Management and performance-based incentive fees payable (see note 3)	27,553	26,363
Interest payable	9,703	2,132
Accrued administrative expenses	1,738	1,722
Other liabilities and accrued expenses	3,223	3,128

Total liabilities	$1,187,782	$1,692,310

Net Assets
Common stock, par value $.001 per share, 400,000 and 400,000 common shares authorized, respectively, and 195,502 and 176,214 issued and outstanding, respectively	$196	$176
Paid-in capital in excess of par (see note 2f)	2,871,559	2,645,687
Undistributed net investment income (see note 2f)	56,557	104,878
Accumulated net realized loss (see note 2f)	(713,873)	(583,270)
Net unrealized depreciation	(253,408)	(394,665)

Total net assets	$1,961,031	$1,772,806

Total liabilities and net assets	$3,148,813	$3,465,116

Net Asset Value Per Share	$10.03	$10.06

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended March 31,
	2011	2010	2009
INVESTMENT INCOME:
From non-controlled/non-affiliated investments:
Interest	$316,183	$297,123	$340,664
Dividends	4,713	11,450	11,940
Other Income	15,143	10,003	5,326
From non-controlled/affiliated investments:
Interest	10,296	1,002	—
From controlled investments:
Dividends	12,334	20,660	19,374
Other Income	110	—	—

Total Investment Income	358,779	340,238	377,304

EXPENSES:
Management fees (see note 3)	$59,831	$54,069	$59,686
Performance-based incentive fees (see note 3)	47,793	49,853	51,583
Interest and other debt expenses	48,025	24,480	48,919
Administrative services expense	5,529	4,725	4,794
Insurance expense	927	1,100	948
Other general and administrative expenses	5,502	5,383	4,740

Total expenses	167,607	139,610	170,670
Expense offset arrangement (see note 8)	—	—	(217)

Net expenses	167,607	139,610	170,453

Net investment income before excise taxes	191,172	200,628	206,851
Excise tax expense	—	(1,218)	(520)

Net investment income	$191,172	$199,410	$206,331

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS AND FOREIGN CURRENCIES:
Net realized gain (loss):
Investments and cash equivalents	$(144,350)	$(467,275)	$(125,005)
Foreign currencies	(7,667)	(5,752)	41,265

Net realized loss	(152,017)	(473,027)	(83,740)

Net change in unrealized gain (loss):
Investments and cash equivalents	140,227	548,530	(784,388)
Foreign currencies	1,030	(11,623)	49,918

Net change in unrealized gain (loss)	141,257	536,907	(734,470)

Net realized and unrealized gain (loss) from investments, cash equivalents and foreign currencies	(10,760)	63,880	(818,210)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$180,412	$263,290	$(611,879)

EARNINGS (LOSS) PER SHARE — BASIC AND DILUTED (see note 5)	$0.93	$1.65	$(4.39)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except shares)

	Year Ended March 31,
	2011	2010	2009
Increase (Decrease) in net assets from operations:
Net investment income	$191,172	$199,410	$206,331
Net realized loss	(152,017)	(473,027)	(83,740)
Net change in unrealized gain (loss)	141,257	536,907	(734,470)

Net increase (decrease) in net assets resulting from operations	180,412	263,290	(611,879)

Dividends and distributions to stockholders (see note 13):	(218,079)	(181,356)	(258,843)

Capital share transactions:
Net proceeds from shares sold	204,275	280,823	369,589
Less offering costs	(233)	(618)	(637)
Reinvestment of dividends	21,850	14,529	—

Net increase in net assets from capital share transactions	225,892	294,734	368,952

Total increase (decrease) in net assets:	188,225	376,668	(501,770)
Net assets at beginning of period	1,772,806	1,396,138	1,897,908

Net assets at end of period	$1,961,031	$1,772,806	$1,396,138

Capital share activity
Shares sold	17,250,000	32,200,000	22,327,500
Shares issued from reinvestment of dividends	2,037,631	1,792,583	—

Net increase from capital share activity	19,287,631	33,992,583	22,327,500

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended March 31,
	2011	2010	2009
Cash Flows from Operating Activities:
Net Increase (Decrease) in Net Assets Resulting from Operations	$180,412	$263,290	$(611,879)
Adjustments to reconcile net increase (decrease):
PIK Interest and Dividends	(39,853)	(89,370)	(116,220)
Net amortization on investments	(41,433)	(26,061)	(31,359)
Increase (decrease) from foreign currency transactions	(7,520)	(5,731)	41,265
Net change in unrealized (gain) loss on investments, cash equivalents and foreign currencies	(141,257)	(536,907)	734,470
Net realized loss on investments, cash equivalents and foreign currencies	152,017	473,027	83,740
Changes in operating assets and liabilities:
Purchase of investments	(1,070,581)	(716,449)	(355,688)
Proceeds from disposition of investments and cash equivalents	951,168	546,446	340,168
Decrease (increase) in interest and dividends receivable (see note 2)	(1,978)	924	19,904
Decrease in prepaid expenses and other assets	9,026	2,645	749
Increase (decrease) in management and performance-based incentive fees payable	1,190	1,049	(1,655)
Increase (decrease) in interest payable	7,571	1,421	(5,467)
Increase in accrued expenses and other liabilities	111	508	1,902
Increase (decrease) in payable for investments and cash equivalents purchased	(511,627)	521,454	(114,784)
Decrease (increase) in receivables for securities sold	36,182	(49,643)	—

Net Cash Provided (Used) by Operating Activities	$(476,572)	$386,603	$(14,854)

Cash Flows from Financing Activities:
Net proceeds from the issuance of common stock	$204,275	$280,823	$369,589
Offering costs from the issuance of common stock	(233)	(618)	(637)
Dividends paid in cash	(190,829)	(154,465)	(231,233)
Proceeds from debt	2,260,795	1,285,103	1,739,502
Payments on debt*	(2,278,657)	(1,316,481)	(2,270,751)

Net Cash Provided (Used) by Financing Activities	$(4,649)	$94,362	$(393,530)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(481,221)	$480,965	$(408,384)
Effect of exchange rates on cash balances	(10)	13	8
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	$487,585	$6,607	$414,983

CASH AND CASH EQUIVALENTS, END OF YEAR	$6,354	$487,585	$6,607

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash interest paid during the year	$29,205	$18,098	$51,859

Non-cash financing activities consist of the reinvestment of dividends totaling $21,850, $14,529 and $0, respectively.

*	Includes deferred financing costs of $11,581, $22,735 and $0, respectively.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

March 31, 2011

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON AFFILIATED PORTFOLIO COMPANIES — 147.9%	Industry	Par Amount*	Cost	Fair Value(1)
CORPORATE DEBT — 139.4%
BANK DEBT/SENIOR SECURED LOANS — 51.7%
1st Lien Bank Debt/Senior Secured Loans — 6.9%
Altegrity, Inc., L+600, 2/21/15	Diversified Service	$12,406	$12,187	$12,499
Armored Autogroup Inc., L+425, 11/5/16	Consumer Products	3,491	3,491	3,491
ATI Acquisition Company, L+600, 12/30/14	Education	13,306	12,884	13,839
Brickman Group Holdings, Inc., L+550, 10/14/16	Environmental & Facilities Services	14,963	14,822	15,294
Brock Holdings III, Inc., L+450, 3/16/17	Environmental & Facilities Services	5,000	4,963	5,031
Educate, Inc., L+700, 6/14/14	Education	7,908	7,908	7,868
Insight Pharmaceuticals, LLC., L+500, 2/24/17	Consumer Products	7,500	7,388	7,462
Leslie’s Poolmart, Inc., L+300, 11/21/16	Retail	5,985	5,985	6,034
Multiplan, Inc., L+325, 8/26/17	Business Services	4,808	4,808	4,826
Penton Media, Inc., L+400, 8/1/14	Media	34,917	28,590	28,486
Playpower, Inc., L+950, 6/30/12	Leisure Equipment	15,890	14,433	14,380
RBS Holding Company, LLC, L+500, 3/23/17	Business Services	16,000	15,840	15,860

Total 1st Lien Bank Debt/Senior Secured Loans			$133,299	$135,070

2nd Lien Bank Debt/Senior Secured Loans — 44.8%
AB Acquisitions UK Topco 2 Limited (Alliance Boots), GBP L+425, 7/9/16 †	Retail	£11,400	$20,193	$17,725
AB Acquisitions UK Topco 2 Limited (Alliance Boots), E+425, 7/9/16 †	Retail	€3,961	5,563	5,537
Advantage Sales & Marketing, Inc., L+775, 6/18/18	Grocery	$60,000	59,494	61,200
Allied Security Holdings, LLC., L+700, 2/2/18	Business Services	51,000	50,527	52,020
Applied Systems, Inc., L+775, 6/8/17	Software	26,500	26,244	26,853
Asurion Corporation, L+650, 7/3/15	Insurance	115,026	114,181	114,307
Brock Holdings III, Inc., L+825, 3/16/18	Environmental & Facilities Services	45,000	44,102	46,350
Clean Earth, Inc., 13.00%, 8/1/14	Environmental & Facilities Services	25,000	25,000	24,875
Datatel, Inc., L+725, 2/19/18	Education	21,000	20,896	21,341
Garden Fresh Restaurant Corp., L+975, 12/11/13	Retail	46,600	46,600	48,091
IPC Systems, Inc., L+525, 6/1/15	Telecommunications	44,250	41,635	42,038
Kronos, Inc., L+575 Cash or L+650 PIK, 6/11/15	Electronics	60,000	60,000	59,600

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2011

(in thousands)

2nd Lien Bank Debt/Senior Secured Loans — (continued)	Industry	Par Amount*	Cost	Fair Value(1)
Ozburn-Hessey Holding Company LLC, L+850, 10/8/16	Logistics	$38,000	$37,966	$38,570
Ranpak Corp., 12/27/14 (2) †	Packaging	43,550	38,532	43,550
Ranpak Corp., 12/27/14 (3) †	Packaging	€21,970	27,767	31,178
Sedgwick Holdings, Inc., L+750, 5/26/17	Business Services	$25,000	24,657	25,250
Sheridan Holdings, Inc., L+575, 6/15/15	Healthcare	67,847	67,090	67,847
TransFirst Holdings, Inc., L+600 Cash or L+675 PIK, 6/15/15	Financial Services	37,512	36,714	35,749
Valerus Compression Services, LP, 11.50%, 3/26/18	Industrial	40,000	40,000	40,000
Vertafore, Inc., L+825, 10/29/17	Software	75,000	74,282	76,594

Total 2nd Lien Bank Debt/Senior Secured Loans			$861,443	$878,675

TOTAL BANK DEBT/SENIOR SECURED LOANS			$994,742	$1,013,745

Subordinated Debt/Corporate Notes — 87.7%
AB Acquisitions UK Topco 2 Limited (Alliance Boots), GBP L+650 (GBP L+300 Cash / 3.50% PIK), 7/9/17	Retail	£49,664	$93,048	$77,618
Altegrity Inc., 0.00%, 8/2/16 ♦ †	Diversified Service	$3,545	1,846	1,846
Altegrity Inc., 11.75%, 5/1/16 ♦ †	Diversified Service	14,639	10,390	15,737
Altegrity Inc., 12.00%, 11/1/15 ♦ †	Diversified Service	100,000	100,000	107,900
Altegrity Inc., 10.50%, 11/1/15 ♦ †	Diversified Service	13,475	12,114	14,385
American Tire Distributors, Inc., 11.50%, 6/1/18 ♦ †	Distribution	25,000	25,000	27,375
American Tire Distributors, Inc., 9.75%, 6/1/17 †	Distribution	10,000	9,887	11,000
Angelica Corporation, 15.00% (12.00% Cash / 3.00% PIK), 2/4/14	Healthcare	60,000	60,000	62,940
ATI Acquisition Company, L+1100, 12/30/15	Education	38,500	37,843	39,559
Avaya Inc., 10.125% Cash or 10.875% PIK, 11/1/15	Telecommunications	7,140	7,176	7,289
Catalina Marketing Corporation, 11.625%, 10/1/17 ♦ †	Grocery	42,175	42,404	47,974
Catalina Marketing Corporation, 10.50%, 10/1/15 ♦ †	Grocery	5,000	5,108	5,425
Ceridian Corp., 12.25% Cash or 13.00% PIK, 11/15/15 †	Diversified Service	55,950	55,792	58,608
Ceridian Corp., 11.25%, 11/15/15 †	Diversified Service	34,300	33,874	35,801
Checkout Holding Corp. (Catalina Marketing), 0.00%, 11/15/15	Grocery	40,000	24,655	26,200
Delta Educational Systems, Inc., 14.20% (13.00% Cash / 1.20% PIK), 5/12/13	Education	19,753	19,464	20,286
Dura-Line Merger Sub, Inc., 14.25%(11.25% Cash / 3.00% PIK), 9/22/14	Telecommunications	42,654	42,179	42,654
Exova Limited, 10.50%, 10/15/18	Market Research	£18,000	28,823	30,296
First Data Corporation, 12.625%, 1/15/21 †	Financial Services	$9,219	7,971	10,053
First Data Corporation, 9.875%, 9/24/15 †	Financial Services	2,061	1,843	2,112

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2011

(in thousands)

Subordinated Debt/Corporate Notes — (continued)	Industry	Par Amount*	Cost	Fair Value(1)
First Data Corporation, 8.25%, 1/15/21 †	Financial Services	$9,219	$8,020	$9,192
FleetPride Corporation, 11.50%, 10/1/14 ♦ †	Transportation	47,500	47,500	47,737
Fox Acquisition Sub LLC, 13.375%, 7/15/16 ♦	Broadcasting & Entertainment	26,125	25,927	28,999
FPC Holdings, Inc. (FleetPride Corporation), 14.00%, 6/30/15 ♦ †	Transportation	37,846	38,670	39,170
General Nutrition Centers, Inc., 10.75%, 3/15/15 †	Retail	24,500	24,674	24,500
General Nutrition Centers, Inc., L+450 Cash or L+525 PIK, 3/15/14 †	Retail	12,275	12,270	12,275
Hub International Holdings, 10.25%, 6/15/15 ♦	Insurance	36,232	34,990	37,772
Intelsat Bermuda Ltd., 11.25%, 2/4/17	Broadcasting & Entertainment	90,000	92,060	98,415
Laureate Education, Inc., 12.00%, 8/15/17 ♦	Education	53,540	52,244	58,760
MW Industries, Inc., 14.50%(13.00% Cash / 1.50% PIK), 5/1/14	Manufacturing	62,341	61,686	62,341
N.E.W. Holdings I, LLC, L+750, 3/23/17	Consumer Services	45,111	45,227	46,464
Playpower Holdings Inc., 15.50% PIK, 12/31/12 ♦ ***	Leisure Equipment	112,831	112,831	54,176
Ranpak Holdings, Inc., 15.00% PIK, 12/27/15	Packaging	78,501	78,501	80,071
Renal Advantage Holdings, Inc., 12.00%, 6/17/17	Healthcare	32,103	31,713	32,424
Sorenson Communications, Inc., 10.50%, 2/1/15 ♦	Consumer Services	32,500	32,000	24,375
SquareTwo Financial Corp. (Collect America, Ltd.), 11.625%, 4/1/17 ♦	Consumer Finance	40,000	39,373	40,900
The ServiceMaster Company, 10.75% Cash or 11.50% PIK, 7/15/15 ♦	Diversified Service	52,173	52,751	55,640
TL Acquisitions, Inc. (Thomson Learning), 13.25%, 7/15/15♦†	Education	82,500	82,845	86,178
TL Acquisitions, Inc. (Thomson Learning), 10.50%, 1/15/15♦†	Education	22,000	20,943	22,477
Univar Inc., 12.00%, 6/30/18	Distribution	78,750	78,750	81,506
US Foodservice, 10.25%, 6/30/15 ♦	Beverage, Food & Tobacco	81,543	72,918	86,027
U.S. Renal Care, Inc., 13.25%(11.25% Cash / 2.00% PIK), 5/24/17	Healthcare	20,336	20,336	21,353
Varietal Distribution, 10.75%, 6/30/17	Distribution	€1,127	1,392	1,609
Varietal Distribution, 10.75%, 6/30/17	Distribution	$22,204	21,715	22,338

Total Subordinated Debt/Corporate Notes			$1,708,753	$1,719,757

TOTAL CORPORATE DEBT			$2,703,495	$2,733,502

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2011

(in thousands, except shares)

COLLATERALIZED LOAN OBLIGATIONS — 1.4%	Industry	Par Amount*	Cost	Fair Value(1)
Babson CLO Ltd., Series 2008-2A Class E, L+975, 7/15/18 ♦	Asset Management	$11,000	$10,158	$11,592
Babson CLO Ltd., Series 2008-1A Class E, L+550, 7/20/18 ♦	Asset Management	10,150	7,698	8,788
Westbrook CLO Ltd., Series 2006-1A, L+370, 12/20/20 ♦	Asset Management	11,000	6,883	8,390

TOTAL COLLATERALIZED LOAN OBLIGATIONS			$24,739	$28,770

		Shares
PREFERRED EQUITY — 1.7%
AHC Mezzanine LLC (Advanstar) **	Media	—	$1,063	$220
CA Holding, Inc. (Collect America, Ltd.) Series A **	Consumer Finance	7,961	788	1,592
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 13.50% PIK, 5/12/14	Education	12,360	22,330	22,943
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 12.50% PIK (Convertible)	Education	332,500	6,067	6,067
Varietal Distribution Holdings, LLC, 8.00% PIK	Distribution	3,097	4,169	2,310

TOTAL PREFERRED EQUITY			$34,417	$33,132

EQUITY — 5.4%
Common Equity/Interests — 5.0%
AB Capital Holdings LLC (Allied Security)	Business Services	2,000,000	$2,000	$2,650
Accelerate Parent Corp. (American Tire)	Distribution	3,125,000	3,125	4,110
A-D Conduit Holdings, LLC (Duraline) **	Telecommunications	2,778	2,778	5,007
Altegrity Holding Corp.	Diversified Service	353,399	13,797	14,749
CA Holding, Inc. (Collect America, Ltd.) Series A **	Consumer Finance	25,000	2,500	149
CA Holding, Inc. (Collect America, Ltd.) Series AA **	Consumer Finance	4,294	429	859
Clothesline Holdings, Inc. (Angelica) **	Healthcare	6,000	6,000	5,131
Explorer Coinvest LLC (Booz Allen) **	Consulting Services	430	4,300	7,202
FSC Holdings Inc. (Hanley Wood LLC) **	Media	10,000	10,000	0
Garden Fresh Restaurant Holding, LLC **	Retail	50,000	5,000	8,734
Gryphon Colleges Corporation (Delta Educational Systems, Inc.)**	Education	17,500	175	573
GS Prysmian Co-Invest L.P. (Prysmian Cables & Systems) (4,5) **	Industrial	—	—	247

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2011

(in thousands, except shares and warrants)

Common Equity/Interests — (continued)	Industry	Shares	Cost	Fair Value(1)
New Omaha Holdings Co-Invest LP (First Data) **	Financial Services	13,000,000	$65,000	$20,024
Penton Business Media Holdings, LLC **	Media	124	4,950	6,049
Pro Mach Co-Investment, LLC **	Machinery	150,000	1,500	4,558
RC Coinvestment, LLC (Ranpak Corp.) **	Packaging	50,000	5,000	6,008
Sorenson Communications Holdings, LLC Class A **	Consumer Services	454,828	46	2,030
Univar Inc.	Distribution	900,000	9,000	9,400
Varietal Distribution Holdings, LLC Class A **	Distribution	28,028	28	—

Total Common Equity/Interests			$135,628	$97,480

		Warrants
Warrants — 0.4%
CA Holding, Inc. (Collect America, Ltd.), Common **	Consumer Finance	7,961	$8	$—
Fidji Luxco (BC) S.C.A., Common (FCI) (4) **	Electronics	48,769	491	5,351
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Common **	Education	9,820	98	322
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class A-1 Preferred **	Education	45,947	459	837
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class B-1 Preferred **	Education	104,314	1,043	1,901

Total Warrants			$2,099	$8,411

TOTAL EQUITY			$137,727	$105,891

Total Investments in Non-Controlled/ Non-Affiliated Portfolio Companies			$2,900,378	$2,901,295

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2011

(in thousands, except shares and warrants)

INVESTMENTS IN NON-CONTROLLED/AFFILIATED PORTFOLIO COMPANIES — 1.9%(6)	Industry	Par Amount*	Cost	Fair Value(1)
CORPORATE DEBT — 0.6%
Subordinated Debt/Corporate Notes — 0.6%
DSI Renal Inc., 17.00%(10.00% Cash / 7.00% PIK), 4/7/14	Healthcare	$10,686	$10,686	$10,899

TOTAL CORPORATE DEBT			$10,686	$10,899

		Shares
EQUITY — 1.3%
Common Equity/Interests — 0.9%
CDSI I Holding Company, Inc. (DSI Renal Inc.) **	Healthcare	9,303	$9,300	$18,723

Total Common Equity/Interests			$9,300	$18,723

		Warrants
Warrants — 0.4%
CDSI I Holding Company, Inc. Series A (DSI Renal Inc.) **	Healthcare	2,031	$773	$2,169
CDSI I Holding Company, Inc. Series B (DSI Renal Inc.) **	Healthcare	2,031	645	1,837
CDSI I Holding Company, Inc. (DSI Renal Inc.) ** §	Healthcare	6,093,750	1,003	3,667

Total Warrants			$2,421	$7,673

TOTAL EQUITY			$11,721	$26,396

Total Investments in Non-Controlled/Affiliated Portfolio Companies			$22,407	$37,295

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2011

(in thousands, except shares)

INVESTMENTS IN CONTROLLED PORTFOLIO COMPANIES — 5.7%(7)	Industry	Shares	Cost	Fair Value(1)
Preferred Equity — 0.0%
Grand Prix Holdings, LLC Series A, 12.00% PIK (Innkeepers USA)(8)***	Hotels, Motels, Inns & Gaming	2,989,431	$102,012	$—

EQUITY
Common Equity/Interests — 5.7%
AIC Credit Opportunity Fund LLC (9)	Asset Management	—	$71,740	$95,212
Generation Brands Holdings, Inc. (Quality Home Brands) **	Consumer Products	750	—	8
Generation Brands Holdings, Inc. Series H (Quality Home Brands) **	Consumer Products	7,500	2,297	77
Generation Brands Holdings, Inc. Series 2L (Quality Home Brands) **	Consumer Products	36,700	11,242	379
Grand Prix Holdings, LLC (Innkeepers USA) (8) **	Hotels, Motels, Inns & Gaming	17,335,834	172,664	—
LVI Parent Corp. (LVI Services, Inc.)	Environmental & Facilities Services	14,981	16,096	15,892

Total Common Equity/Interests			$274,039	$111,568

TOTAL EQUITY			$274,039	$111,568

Total Investments in Controlled Portfolio Companies			$376,051	$111,568

Total Investments — 155.5%(10)			$3,298,836	$3,050,158
Liabilities in Excess of Other Assets — (55.5%)				(1,089,127)

Net Assets — 100.0%				$1,961,031

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2011

(in thousands)

(1)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2).
(2)	Position is held across five US Dollar-denominated tranches with stated coupons between L+650 and L+850.
(3)	Position is held across three Euro-denominated tranches with stated coupons between E+700 and E+800.
(4)	Denominated in Euro (€).
(5)	The Company is the sole Limited Partner in GS Prysmian Co-Invest L.P.
(6)	Denotes investments in which we are an “Affiliated Person”, as defined in the Investment Company Act of 1940 (“1940 Act’), due to owning, controlling, or holding the power to vote, 5% or more of the outstanding voting securities of the investment. Transactions during the fiscal year ended March 31, 2011 in these Affiliated investments are as follows:

Name of Issuer	Fair Value at March 31, 2010	Gross Additions	Gross Reductions	Interest/Dividend Income	Fair Value at March 31, 2011
Gray Wireline Service, Inc. 1st Out	$1,000	$—	$1,000	$57	$—
Gray Wireline Service, Inc. 2nd Out	59,251	485	78,820	8,494	—
DSI Renal, Inc., 17.00%	10,057	825	—	1,745	10,899
CDSI I Holding Company, Inc. (DSI Renal) Common Equity	10,206	—	—	—	18,723
Gray Energy Services, LLC Class H Common Equity	—	—	806	—	—
CDSI I Holding Company, Inc. (DSI Renal) Series A Warrant	854	—	—	—	2,169
CDSI I Holding Company, Inc. (DSI Renal) Series B Warrant	693	—	—	—	1,837
CDSI I Holding Company, Inc. (DSI Renal) Contingent Payment Agreement	1,075	—	—	—	3,667
Gray Holdco, Inc. Warrant	—	—	2,654	—	—

	$83,136	$1,310	$83,280	$10,296	$37,295

(7)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the fiscal year ended March 31, 2011 in these Controlled investments are as follows:

Name of Issuer	Fair Value at March 31, 2010	Gross Additions	Gross Reductions	Interest/Dividend/ Other Income	Fair Value at March 31, 2011
Grand Prix Holdings, LLC (Innkeepers USA) Series A Preferred(8)	$5,268	$—	$—	$—	$—
AIC Credit Opportunity Fund LLC Common Equity(9)	73,514	1,700	—	12,334	95,212
Generation Brands Holdings, Inc. (Quality Home Brands)Common Equity	230	—	—	—	8
Generation Brands Holdings, Inc. (Quality Home Brands) Series H Common Equity	2,297	—	—	—	77
Generation Brands Holdings, Inc. (Quality Home Brands) Series 2L Common Equity	11,242	—	—	—	379
Grand Prix Holdings, LLC (Innkeepers USA) Common Equity(8)	—	—	—	—	—
LVI Parent Corp. Common Equity	—	16,096	—	110	15,892

	$92,551	$17,796	$—	$12,444	$111,568

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2011

(in thousands)

The Company has a 99%, 100%, 27% and 34% equity ownership interest in Grand Prix Holdings LLC, AIC Credit Opportunity Fund LLC, Generation Brands Holdings, Inc. and LVI Parent Corp., respectively.

(8)	See note 16.

(9)	See note 6.
(10)	Aggregate gross unrealized appreciation for federal income tax purposes is $202,082; aggregate gross unrealized depreciation for federal income tax purposes is $454,897. Net unrealized depreciation is $252,815 based on a tax cost of $3,302,973.
♦	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
*	Denominated in USD unless otherwise noted.
**	Non-income producing security
***	Non-accrual status (see note 2m)
†	Denote securities where the Company owns multiple tranches of the same broad asset type but whose security characteristics differ. Such differences may include level of subordination, call protection and pricing, differing interest rate characteristics, among other factors. Such factors are usually considered in the determination of fair values.
§	Position reflects a contingent payment agreement.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2011
Diversified Service	10.4%
Education	9.9%
Healthcare	7.5%
Retail	6.6%
Packaging	5.3%
Distribution	5.2%
Insurance	5.0%
Grocery	4.6%
Broadcasting & Entertainment	4.2%
Asset Management	4.1%
Environmental & Facilities Services	3.5%
Software	3.4%
Business Services	3.3%
Telecommunications	3.2%
Transportation	2.8%
Beverage, Food & Tobacco	2.8%
Financial Services	2.5%
Consumer Services	2.4%
Leisure Equipment	2.3%
Electronics	2.1%
Manufacturing	2.0%
Consumer Finance	1.4%
Industrial	1.3%
Logistics	1.3%
Media	1.1%
Market Research	1.0%
Consumer Products	0.4%
Consulting Services	0.2%
Machinery	0.2%
Hotels, Motels, Inns & Gaming	0.0%

Total Investments	100.0%

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

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2010

(in thousands, except shares and warrants)

INVESTMENTS IN NON-CONTROLLED/ AFFILIATED PORTFOLIO COMPANIES — 4.7%(8)	Industry	Par Amount*	Cost	Fair Value(1)
CORPORATE DEBT — 4.0%
BANK DEBT/SENIOR SECURED LOANS (2) — 3.4%
1st Lien Bank Debt/Senior Secured Loans — 0.1%
Gray Wireline Service, Inc., 10/22/12	Oil & Gas	$1,000	$1,000	$1,000

2nd Lien Bank Debt/Senior Secured Loans — 3.3%
Gray Wireline Service, Inc., 14.00%, 10/22/12	Oil & Gas	$77,554	$77,554	$59,251

TOTAL BANK DEBT/SENIOR SECURED LOANS			$78,554	$60,251

Subordinated Debt/Corporate Notes — 0.6%
DSI Renal Inc., 17.00%, 4/7/14	Healthcare	$9,860	$9,860	$10,057

TOTAL CORPORATE DEBT			$88,414	$70,308

		Shares
EQUITY — 0.7%
Common Equity/Interests — 0.6%
CDSI I Holding Company, Inc. (DSI Renal Inc.)	Healthcare	9,303	$9,300	$10,206
Gray Energy Services, LLC Class H (Gray Wireline) **	Oil & Gas	1,081	2,000	—

Total Common Equity/Interests			$11,300	$10,206

		Warrants
Warrants — 0.1%
CDSI I Holding Company, Inc. Series A (DSI Renal Inc.)	Healthcare	2,031	$773	$854
CDSI I Holding Company, Inc. Series B (DSI Renal Inc.)	Healthcare	2,031	645	693
CDSI I Holding Company, Inc. (DSI Renal Inc.) §	Healthcare	6,093,750	1,003	1,075
Gray Holdco, Inc. (Gray Wireline)	Oil & Gas	3,559	—	—

Total Warrants			$2,421	$2,622

TOTAL EQUITY			$13,721	$12,828

Total Investments in Non-Controlled/Affiliated Portfolio Companies			$102,135	$83,136

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

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

(in thousands except share and per share amounts)

Note 1. Organization

Apollo Investment Corporation (“Apollo Investment”, the “Company”, “AIC”, “we”, “us”, or “our”), a Maryland corporation organized on February 2, 2004, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”), under the Internal Revenue Code of 1986, as amended (“the Code”). Our primary investment objective is to generate current income and capital appreciation. We invest primarily in the form of subordinated debt, as well as by making investments in certain senior secured loans and/or equity in private middle-market companies. From time to time, we may also invest in the securities of public companies.

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

Financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-K and Regulation S-X, as appropriate. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements have been included. In addition, certain amounts totaling $40,993 were reclassified on the statement of cash flows for the year ended March 31, 2009 to conform to the current period’s presentation.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the fiscal year ended March 31, 2011, there has been no change to the Company’s valuation techniques and related inputs considered in the valuation process.

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

Accounting Standards Update No. 2010-06, Improving Disclosure about Fair Value Measurements was released in January 2010 and is effective for periods beginning after December 15, 2009, except for separate disclosures for purchases, sales, issuances, and settlements, as applicable, in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. This update improves financial statement disclosure around transfers in and out of level 1 and 2 fair value measurements, around valuation techniques and inputs and around other related disclosures. Transfers between levels, if any, are recognized at the end of the reporting period. See certain additional disclosures in note 6, as well as in “Valuation of Portfolio Investments” within our Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(c) Gains or losses on investments are calculated by using the specific identification method.

(d) The Company records interest and dividend income, adjusted for amortization of premium and accretion of discount, on an accrual basis. Some of our loans and other investments, including certain preferred equity investments, may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. For the fiscal year ended March 31, 2011, accrued PIK totaled $32.9 million, on total investment income of $358.8 million. Loan origination fees, original issue discount, and market discounts are capitalized and we amortize such amounts into income using the interest method or straight-line, as applicable. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and other investments as interest income when we receive such amounts. Structuring fees are recorded as other income when earned.

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

(f) Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from accounting principles generally accepted in the United States of America; accordingly, at March 31, 2011, $21,414 was reclassified on our statement of assets and liabilities between accumulated net realized loss and undistributed net investment income. Total earnings and net asset value are not affected.

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

(h) In accordance with Regulation S-X and ASC 810 — Consolidation, the Company generally will not consolidate its interest in any company other than in investment company subsidiaries and controlled operating companies substantially all of whose business consists of providing services to the Company. Consequently, the Company generally will not consolidate special purpose entities through which the special purpose entity acquires and holds investments subject to financing with third parties. At March 31, 2011, the Company did not have any subsidiaries or controlled operating companies that were consolidated. See note 6.

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

(k) The Company records origination and other expenses related to its debt obligations as prepaid assets. These expenses are deferred and amortized using the straight-line method over the stated life of the obligation which closely approximates the effective yield method.

(l) The Company records expenses related to shelf filings and applicable offering costs as prepaid assets. These expenses are charged as a reduction of capital upon utilization, in accordance with the ASC 946-20-25.

(m) Investments that are expected to pay regularly scheduled interest and/or dividends in cash are generally placed on non-accrual status when principal or interest/dividend cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest/dividend cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest or dividends are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining interest or dividend obligations. Interest or dividend cash payments received on non-accrual designated investments may be recognized as income or applied to principal depending upon management’s judgment. The Company has investments in its portfolio that contain PIK provisions. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. At the point the Company believes PIK is not expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are reversed from the related receivable through interest or dividend income, respectively. The Company does not reverse previously capitalized PIK interest or dividends.

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

Note 3. Agreements

Apollo Investment has an Investment Advisory and Management Agreement (the “Investment Advisory Agreement”) with Apollo Investment Management, L.P. (the “Investment Adviser” or “AIM”), under which the Investment Adviser, subject to the overall supervision of Apollo Investment’s board of directors, will manage the day-to-day operations of, and provide investment advisory services to, Apollo Investment. For providing these services, the Investment Adviser receives a fee from Apollo Investment, consisting of two components — a base management fee and a performance-based incentive fee. The base management fee is determined by taking the average value of Apollo Investment’s gross assets at the end of the two most recently completed calendar quarters calculated at an annual rate of 2.00%. The incentive fee has two parts, as follows: one part is calculated and payable quarterly in arrears based on Apollo Investment’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies accrued during the calendar quarter, minus Apollo Investment’s operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income does not include any realized capital gains computed net of all realized capital losses and unrealized capital depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of Apollo Investment’s net assets at the end of the immediately preceding calendar quarter, is compared to the rate of 1.75% per quarter (7% annualized). Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 2% base management fee. Apollo Investment pays the Investment Adviser an incentive fee with respect to Apollo Investment’s pre-incentive fee net investment income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which Apollo Investment’s pre-incentive fee net investment income does not exceed 1.75%, which we commonly refer to as the performance threshold; (2) 100% of Apollo Investment’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds 1.75% but does not exceed 2.1875% in any calendar quarter; and (3) 20% of the amount of Apollo Investment’s pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are appropriately pro rated for any period of less than three months. The effect of the fee calculation described above is that if pre-incentive fee net investment income is equal to or exceeds 2.1875%, the Investment Adviser will receive a fee of 20% of Apollo Investment’s pre-incentive fee net investment income for the quarter. The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of Apollo Investment’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For accounting purposes only, we are required under GAAP to accrue a theoretical capital gains incentive fee based upon net realized capital gains and unrealized capital appreciation and depreciation on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital appreciation and depreciation is realized in order to reflect a theoretical capital gains incentive fee that would be

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

payable to the Investment Adviser at each measurement date. There was no such required accrual under GAAP for the fiscal years ended March 31, 2011, 2010 and 2009. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (“Advisers Act”) or Investment Advisory Agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the Investment Advisory Agreement which specifically excludes consideration of unrealized capital appreciation.

For the fiscal years ended March 31, 2011, 2010 and 2009, the Company recognized $59,831, $54,069 and $59,686, respectively, in base management fees and $47,793, $49,853 and $51,583, respectively, in performance-based incentive fees.

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

At the fiscal years ended March 31, 2011, 2010 and 2009, the Company recognized expenses under the Administration Agreement of $5,529, $4,725 and $4,794, respectively.

Note 4. Net Asset Value Per Share

At March 31, 2011, the Company’s total net assets and net asset value per share were $1,961,031 and $10.03, respectively. This compares to total net assets and net asset value per share at March 31, 2010 of $1,772,806 and $10.06, respectively.

Note 5. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share, pursuant to ASC 260-10, for the years ended March 31, 2011, 2010 and 2009, respectively:

	Year Ended March 31,
	2011	2010	2009
Earnings per share — basic
Numerator for increase (decrease) in net assets per share:	$180,412	$263,290	$(611,879)
Denominator for basic weighted average shares:	193,192,475	159,368,701	139,468,630
Basic earnings (loss) per share:	0.93	1.65	(4.39)

Earnings per share — diluted
Numerator for increase (decrease) in net assets per share:	$180,412	$263,290	$(611,879)
Adjustment for interest on convertible notes and for incentive fees, net	1,883	—	—

Numerator for increase (decrease) in net assets per share, as adjusted	$182,295	$263,290	$(611,879)
Denominator for weighted average shares, as adjusted for dilutive effect of convertible notes:	195,823,090	159,368,701	139,468,630
Diluted earnings (loss) per share:	0.93	1.65	(4.39)

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

Note 6. Investments

AIC Credit Opportunity Fund LLC — We own all of the common member interests in AIC Credit Opportunity Fund LLC (“AIC Holdco”). AIC Holdco was formed for the purpose of holding various financed investments. AIC Holdco wholly owns the special purpose entity AIC (FDC) Holdings LLC (“Apollo FDC”). Through AIC Holdco, effective in June 2008 we invested $39,500 in Apollo FDC. Apollo FDC purchased a Junior Profit-Participating Note due 2013 in principal amount of $39,500 (the “Junior Note”) from Apollo I Trust (the “Trust”). The Trust also issued a Senior Floating Rate Note due 2013 (the “Senior Note”) to an unaffiliated third party (“FDC Counterparty”) in principal amount of $39,500 paying interest at Libor plus 1.50%, increasing over time to Libor plus 2.0%. The Trust used the aggregate $79,000 proceeds to acquire $100,000 face value of a senior subordinated loan of First Data Corporation (the “FDC Reference Obligation”) due 2016 and paying interest at 11.25% per year. Under its Junior Note, Apollo FDC is generally entitled to the net interest and other proceeds due under the FDC Reference Obligation after payment of interest due under the Senior Notes, as described above. In addition, Apollo FDC is entitled to 100% of any realized appreciation in the FDC Reference Obligation and, since the Senior Note is a non-recourse obligation, Apollo FDC is exposed up to the amount of its investment in the Junior Note plus any additional margin we decide to post, if any, during the term of the financing.

AIC (TXU) Holdings LLC (“Apollo TXU”) is a special purpose entity wholly owned by AIC Holdco. Through AIC Holdco, effective in June 2008, we invested $11,375 in Apollo TXU, which acquired exposure to $50,000 notional amount of a Libor plus 3.5% senior secured delayed draw term loan of Texas Competitive Electric Holdings (“TXU”) due 2014 through a non-recourse total return swap with an unaffiliated third party expiring on October 10, 2013. Pursuant to such delayed drawn term loan, Apollo TXU pays interest at Libor plus 1.5% and generally receives all proceeds due under the delayed draw term loan of TXU (the “TXU Reference Obligation”). Like Apollo FDC, Apollo TXU is entitled to 100% of any realized appreciation in the TXU Reference Obligation and, since the total return swap is a non-recourse obligation, Apollo TXU is exposed up to the amount of its investment in the total return swap, plus any additional margin we decide to post, if any, during the term of the financing.

AIC (Boots) Holdings, LLC (“Apollo Boots”) is a special purpose entity wholly owned by AIC Holdco. Through AIC Holdco, effective in September 2008, we invested $10,022 equivalent, in Apollo Boots. Apollo Boots acquired €23,383 and £12,465 principal amount of senior term loans of AB Acquisitions Topco 2 Limited, a holding company for the Alliance Boots group of companies (the “Boots Reference Obligations”), out of the proceeds of our investment and a multicurrency $40,876 equivalent non-recourse loan to Apollo Boots (the “Acquisition Loan”) by an unaffiliated third party that matures in September 2013 and pays interest at LIBOR plus 1.25% or, in certain cases, the higher of the Federal Funds Rate plus 0.50% or the lender’s prime-rate. The Boots Reference Obligations pay interest at the rate of LIBOR plus 3% per year and mature in June 2015.

We do not consolidate AIC Holdco or its wholly owned subsidiaries and accordingly only the value of our investment in AIC Holdco is included on our statements of assets and liabilities. The Senior Note, total return swap and Acquisition Loan are non-recourse to AIC Holdco, its subsidiaries and us and have standard events of default including failure to pay contractual amounts when due and failure by each of the underlying Apollo special purpose entities to provide additional credit support, sell assets or prepay a portion of its obligations if the value of the FDC Reference Obligation, the TXU Reference Obligation or the Boots Reference Obligation, as applicable, declines below specified levels. We may unwind any of these transactions at any time without penalty. From time to time we may provide additional capital to AIC Holdco for purposes of funding margin calls under one or more of the transactions described above among other reasons. During the fiscal year ended March 31, 2009, we provided $18,480 in additional capital to AIC Holdco. During the fiscal year ended March 31, 2010, $9,336 of net capital was returned to us from AIC Holdco. During the fiscal year ended March 31, 2011, $1,700 of net capital was provided to AIC Holdco.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

Investments and cash equivalents consisted of the following as of March 31, 2011 and March 31, 2010.

	March 31, 2011		March 31, 2010
	Cost	Fair Value	Cost	Fair Value
Bank Debt/Senior Secured Loans	$994,742	$1,013,745	$870,773	$843,098
Subordinated Debt/Corporate Notes	1,719,439	1,730,656	1,772,400	1,659,504
Collateralized Loan Obligations	24,739	28,770	24,457	25,866
Preferred Equity	136,429	33,132	131,699	33,868
Common Equity/Interests	418,967	227,771	438,755	281,009
Warrants	4,520	16,084	4,521	10,235

Total Investments	$3,298,836	$3,050,158	$3,242,605	$2,853,580
Cash Equivalents	—	—	449,852	449,828

Total Investments and Cash Equivalents	$3,298,836	$3,050,158	$3,692,457	$3,303,408

At March 31, 2011, our investments and cash equivalents were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurement at Reporting Date Using:
Description	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Bank Debt/Senior Secured Loans	$1,013,745	$—	$—	$1,013,745
Subordinated Debt/Corporate Notes	1,730,656	—	—	1,730,656
Collateralized Loan Obligations	28,770	—	—	28,770
Preferred Equity	33,132	—	—	33,132
Common Equity/Interests	227,771	—	—	227,771
Warrants	16,084	—	—	16,084

Total Investments	$3,050,158	$—	$—	$3,050,158
Cash Equivalents	—	—	—	—

Total Investments and Cash Equivalents	$3,050,158	$—	$—	$3,050,158

At March 31, 2010, our investments and cash equivalents were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurement at Reporting Date Using:
Description	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Bank Debt/Senior Secured Loans	$843,098	$—	$—	$843,098
Subordinated Debt/Corporate Notes	1,659,504	—	—	1,659,504
Collateralized Loan Obligations	25,866	—	—	25,866
Preferred Equity	33,868	—	—	33,868
Common Equity/Interests	281,009	—	—	281,009
Warrants	10,235	—	—	10,235

Total Investments	$2,853,580	$—	$—	$2,853,580
Cash Equivalents	449,828	449,828	—	—

Total Investments and Cash Equivalents	$3,308,408	$449,828	$—	$2,853,580

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

The following chart shows the components of change in our investments categorized as Level 3, for the fiscal year ended March 31, 2011.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)*
	Bank Debt / Senior Secured Loans	Subordinated Debt/Corporate Notes	Collateralized Loan Obligations	Preferred Equity	Common Equity/Interests	Warrants	Total
Beginning Balance, March 31, 2010	$843,098	$1,659,504	$25,866	$33,868	$281,009	$10,235	$2,853,580
Total realized gains or losses included in earnings	(2,564)	(169,042)	56	—	(7,669)	2,654	(176,565)
Total unrealized gains or losses included in earnings	46,679	123,971	2,621	(5,466)	(33,450)	5,849	140,204
Purchases, including capitalized PIK(1)	601,753	501,249	442	4,730	43,718	—	1,151,892
Sales	(475,221)	(385,026)	(215)	—	(831)	(2,654)	(863,947)
Transfer in and/or out of Level 3(2)	—	—	—	—	(55,006)	—	(55,006)

Ending Balance, March 31, 2011	$1,013,745	$1,730,656	$28,770	$33,132	$227,771	$16,084	$3,050,158

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations.	$42,866	$1,757	$2,637	$(5,466)	$(8,754)	$5,849	$38,889

(1)	Includes accretion of discount and amortization of premiums of approximately $6,957, $33,842, $442, $192, $0, $0 and $41,433, respectively.
(2)	MEG Energy Corp. common stock was transferred from Level 3 to Level 1 due to its initial public offering. There were no other transfers into or out of Level 1, Level 2 or Level 3 during the period shown.
*	Pursuant to fair value measurement and disclosure guidance, the Company currently categories investments by class as shown above.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

The following chart shows the components of change in our investments categorized as Level 3, for the fiscal year ended March 31, 2010.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)*
	Bank Debt / Senior Secured Loans	Subordinated Debt/Corporate Notes	Collateralized Loan Obligations	Preferred Equity	Common Equity/Interests	Warrants	Total
Beginning Balance, March 31, 2009 ‡	$655,610	$1,417,070	$18,978	$132,526	$258,153	$4,554	$2,486,891
Total realized gains or losses included in earnings	(52,891)	(418,546)	125	(46,392)	50,450	26	(467,228)
Total unrealized gains or losses included in earnings	146,187	434,223	6,153	(63,806)	22,372	3,426	548,555
Purchases, including capitalized PIK(1)	271,974	482,616	1,490	21,051	52,296	2,429	831,856
Sales	(177,782)	(255,859)	(880)	(9,511)	(102,262)	(200)	(546,494)
Transfer in and/or out of Level 3(2)	—	—	—	—	—	—	—

Ending Balance, March 31, 2010	$843,098	$1,659,504	$25,866	$33,868	$281,009	$10,235	$2,853,580

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations.	$115,007	$66,256	$6,153	$(81,270)	$(4,791)	$3,252	$104,607

(1)	Includes accretion of discount and amortization of premiums of approximately $2,239, $23,215, $394, $213, $0, $0 and $26,061, respectively.
(2)	There were no transfers into or out of Level 1 or Level 2 fair value measurements during the period shown.
*	Pursuant to fair value measurement and disclosure guidance, the Company currently categories investments by class as shown above.
‡	With the adoption of fair value measurement and disclosure guidance, the Company has reclassified the beginning balance, March 31, 2009, to conform to the current period’s presentation.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

Note 7. Foreign Currency Transactions and Translations

At March 31, 2011, the Company had outstanding non-US borrowings on its multicurrency revolving credit facility denominated in euros and pounds sterling. Unrealized appreciation or depreciation on these outstanding borrowings is indicated in the table below:

Foreign Currency	Local Currency	Original Borrowing Cost	Current Value	Reset Date	Unrealized Appreciation (Depreciation)
British Pound	£2,202	$3,631	$3,530	04/13/2011	$101
British Pound	£6,047	9,476	9,694	04/13/2011	(218)
British Pound	£10,989	17,607	17,615	04/13/2011	(8)
Euro	€9,098	11,936	12,913	04/13/2011	(977)
British Pound	£7,266	11,978	11,647	04/26/2011	331
British Pound	£19,953	31,265	31,983	04/26/2011	(718)
British Pound	£36,258	58,093	58,120	04/28/2011	(27)
Euro	€30,018	39,380	42,604	04/28/2011	(3,224)

		$183,366	$188,106		$(4,740)

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

Note 8. Expense Offset Arrangement

The Company benefits from an expense offset arrangement with JPMorgan Chase Bank, N.A. (“custodian bank”) whereby the Company earns credits on any uninvested US dollar cash balances held by the custodian bank. These credits are applied by the custodian bank as a reduction of the monthly custody fees charged to the Company. The total amount of credits earned during the years ended March 31, 2011, 2010, and 2009 are $0, $0, and $217, respectively.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

Note 9. Cash Equivalents

There were $0 and $449,828 of cash equivalents held at March 31, 2011 and March 31, 2010, respectively.

Note 10. Repurchase Agreements

The Company may enter into repurchase agreements as part of its investment program. The Company’s custodian takes possession of collateral pledged by the counterparty. The collateral is marked-to-market daily to ensure that the value, plus accrued interest, is at least equal to the repurchase price. In the event of default of the obligor to repurchase, the Company has the right to liquidate the collateral and apply the proceeds in satisfaction of the obligation. Under certain circumstances, in the event of default or bankruptcy by the counterparty to the agreement, realization and/or retention of the collateral or proceeds may be subject to legal proceedings. There were no repurchase agreements outstanding at March 31, 2011 or March 31, 2010.

Note 11. Financial Highlights

The following is a schedule of financial highlights for the years ended March 31, 2011, 2010, 2009, 2008, and 2007:

	Fiscal Year Ended March 31,
	2011	2010	2009	2008	2007
Per Share Data:
Net asset value, beginning of period	$10.06	$9.82	$15.83	$17.87	$15.15

Net investment income	0.99	1.26	1.48	1.82	1.49
Net realized and unrealized gain (loss)	(0.05)	0.45	(5.74)	(1.90)	2.11

Net increase (decrease) in net assets resulting from operations	0.94	1.71	(4.26)	(0.08)	3.60
Dividends to stockholders(1)	(1.13)	(1.14)	(1.86)	(2.06)	(1.96)
Effect of anti-dilution (dilution)	0.16	(0.33)	0.11	0.10	1.09
Offering costs	— *	— *	— *	— *	(0.01)

Net asset value at end of period	$10.03	$10.06	$9.82	$15.83	$17.87

Per share market value at end of period	$12.07	$12.73	$3.48	$15.83	$21.40

Total return(2)	5.1%	313.0%	(73.90)%	(17.50)%	31.70%

Shares outstanding at end of period	195,501,549	176,213,918	142,221,335	119,893,835	103,507,766

Ratio/Supplemental Data:
Net assets at end of period (in millions)	$1,961.0	$1,772.8	$1,396.1	$1,897.9	$1,849.7

Ratio of net investment income to average net assets	10.19%	12.36%	10.71%	9.85%	9.09%

Ratio of operating expenses to average net assets**	6.37%	7.21%	6.35%	4.92%	7.73%
Ratio of interest and other debt expenses to average net assets	2.56%	1.52%	2.54%	2.73%	2.49%

Ratio of total expenses to average net assets**	8.93%	8.73%	8.89%	7.65%	10.22%

Average debt outstanding	$1,072,646	$1,041,084	$1,193,809	$882,775	$580,209

Average debt per share	$5.55	$6.53	$8.56	$7.88	$6.76

Portfolio turnover ratio	33.6%	17.2%	11.2%	24.2%	43.8%

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

(1)	Dividends and distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. Per share amounts reflect total dividends paid divided by average shares for the respective periods.
(2)	Total return is based on the change in market price per share during the respective periods. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.
*	Represents less than one cent per average share.
**	The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is 6.37% and 8.93%, respectively, at March 31, 2011, inclusive of the expense offset arrangement (see Note 8). At March 31, 2010, the ratios were 7.21% and 8.73%, respectively. At March 31, 2009, the ratios were 6.33% and 8.87%, respectively. At March 31, 2008, the ratios were 4.91% and 7.64%, respectively. At March 31, 2007, the ratios were 7.72% and 10.21%, respectively.

Note 12. Debt

Revolving Credit Facility

At March 31, 2011, under the terms of the Facility, certain lenders have agreed to extend credit to Apollo Investment in an aggregate principal or face amount not exceeding $1,633,750 at any one time outstanding. The Facility permits Apollo Investment to seek additional commitments from new and existing lenders in the future, up to an aggregate Facility size not to exceed $2,000,000. On December 21, 2009, Apollo Investment amended the Facility to extend the maturity date of certain lenders’ commitments totaling $1,178,750 until April 12, 2013. The commitments of certain non-extended lenders totaling $380,000 would mature on April 13, 2011. As of September 2010, Apollo Investment received a lender commitment of $50,000 under the Facility with a maturity date of April 12, 2013. As of January 19, 2011, the Company received an additional lender commitment of $50,000 under the Facility with a maturity date of April 12, 2013. As of January 19, 2011, aggregate lender commitments total $1,633,750. The Facility is secured by substantially all of the assets in Apollo Investment’s portfolio, including cash and cash equivalents. Pricing with respect to the commitments of extended lenders is at 300 basis points over LIBOR while pricing with respect to the non-extended lenders remains at 100 basis points over LIBOR. The Facility contains affirmative and restrictive covenants, including: (a) periodic financial reporting requirements, (b) maintaining minimum stockholders’ equity of the greater of (i) 40% of the total assets of Apollo Investment and its consolidated subsidiaries as at the last day of any fiscal quarter and (ii) the sum of (A) $725,000 plus (B) 25% of the net proceeds from the sale of equity interests in Apollo Investment after the closing date of the Facility, (c) maintaining a ratio of total assets, less total liabilities (other than indebtedness) to total indebtedness, in each case of Apollo Investment and its consolidated subsidiaries, of not less than 2.0:1.0, (d) maintaining minimum liquidity, (e) limitations on the incurrence of additional indebtedness, including a requirement to meet a certain minimum liquidity threshold before Apollo Investment can incur such additional debt, (f) limitations on liens, (g) limitations on investments (other than in the ordinary course of Apollo Investment’s business), (h) limitations on mergers and disposition of assets (other than in the normal course of Apollo Investment’s business activities), (i) limitations on the creation or existence of agreements that permit liens on properties of Apollo Investment’s consolidated subsidiaries and (j) limitations on the repurchase or redemption of certain unsecured debt and debt securities. In addition to the asset coverage ratio described in clause (c) of the preceding sentence, borrowings under the Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in Apollo Investment’s portfolio. The remaining capacity under the Facility was $1,005,307 at March 31, 2011.

Senior Secured Notes

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

Senior Unsecured Convertible Notes

On January 25, 2011, we closed a private offering of $200,000 aggregate principal amount of senior unsecured convertible notes (the “Convertible Notes”). The Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The Convertible Notes bear interest at an annual rate of 5.75%, payable semi-annually in arrears on January 15 and July 15 of each year, commencing on July 15, 2011. The Convertible Notes will mature on January 15, 2016 unless earlier converted or repurchased at the holder’s option. Prior to December 15, 2015, the Convertible Notes will be convertible only upon certain corporate reorganizations, dilutive recapitalizations or dividends, or if, during specified periods our shares trade at more than 130% of the then applicable conversion price or the Convertible Notes trade at less than 97% of their conversion value and, thereafter, at any time. The Convertible Notes will be convertible by the holders into shares of common stock, initially at a conversion rate of 72.7405 shares of the Company’s common stock per $1 principal amount of Convertible Notes (14,548,100 common shares) corresponding to an initial conversion price of approximately $13.75, which represents a premium of 17.5% to the $11.70 per share closing price of the Company’s common stock on The NASDAQ Global Select Market on January 19, 2011. The conversion rate will be subject to adjustment upon certain events, such as stock splits and combinations, mergers, spin-offs, increases in dividends in excess of $0.28 per share per quarter and certain changes in control. Certain of these adjustments, including adjustments for increases in dividends, are subject to a conversion price floor of $11.70 per share. The Convertible Notes are senior unsecured obligations and rank senior in right of payment to our existing and future indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities. As more fully reflected in Note 5, the issuance is to be considered as part of the if-converted method for calculation and presentation of diluted EPS.

The average outstanding debt balance was $1,072,646 and $1,041,084 for the fiscal years ended March 31, 2011 and 2010, respectively. The weighted average annual interest cost for the fiscal year ended March 31, 2011 was 3.43%, exclusive of 1.05% for commitment fees and for other prepaid expenses related to establishing debt. The weighted average annual interest cost for the fiscal year ended March 31, 2010 was 1.87%, exclusive of 0.48% for commitment fees and for other prepaid expenses related to establishing debt. This weighted average annual interest cost reflects the average interest cost for all debt. The maximum amount of debt outstanding during the fiscal years ended March 31, 2011 and 2010 was $1,235,464 and $1,163,167, respectively, at value. As of March 31, 2011, the Company is in compliance with all debt covenants.

Note 13(a). Income Tax Information and Distributions to Stockholders

The tax character of dividends for the fiscal year ended March 31, 2011 was as follows:

Ordinary income	$218,079

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

As of March 31, 2011, the components of accumulated losses on a tax basis were as follows(1):

Distributable ordinary income	$88,268
Capital loss carryforward	(670,511	)(2)
Other book/tax temporary differences	(70,953)
Unrealized depreciation	(257,528)

Total accumulated losses	$(910,724)

As of March 31, 2011, we had a post-October capital and foreign currency loss deferral of $6,492 and $9,720, respectively.

1	Tax information for the fiscal year ended March 31, 2011 is an estimate and will not be finally determined until the Company files its 2011 tax return in December 2011.
2	On March 31, 2011, the Company had net capital loss carryforwards of $59,182, $199,331 and $411,998 which expire in 2017, 2018 and 2019, respectively. These amounts will be available to offset like amounts of any future taxable gains. It is unlikely that capital gains distributions will be paid to shareholders of the Company until net gains have been realized in excess of such capital loss carryforward or the carryforward expires.

The tax character of dividends for the fiscal year ended March 31, 2010 was as follows:

Ordinary income	$181,356

As of March 31, 2010, the components of accumulated losses on a tax basis were as follows:

Distributable ordinary income	$133,801
Capital loss carryforward	(258,513	)(1)
Other book/tax temporary differences	(383,536)
Unrealized depreciation	(364,809)

Total accumulated losses	$(873,057)

As of March 31, 2010, we had a post-October capital and foreign currency loss deferral of $324,854 and $9,342, respectively.

1	On March 31, 2010, the Company had net capital loss carryforwards of $59,182 and $199,331, which expire in 2017 and 2018, respectively. These amounts will be available to offset like amounts of any future taxable gains. It is unlikely that capital gains distributions will be paid to shareholders of the Company until net gains have been realized in excess of such capital loss carryforward or the carryforward expires.

Note 13(b). Other Tax Information

The percentage of ordinary income distributions paid during the fiscal year ended March 31, 2011 eligible for qualified dividend income treatment is 4.18%. The percentage of ordinary income distributions paid during the fiscal year ended March 31, 2011 eligible for the 70% dividends received deduction for corporate stockholders is 4.18%.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

The percentage of ordinary income distributions paid during the fiscal year ended March 31, 2010 eligible for qualified dividend income treatment is 5.40%. The percentage of ordinary income distributions paid during the fiscal year ended March 31, 2010 eligible for the 70% dividends received deduction for corporate stockholders is 5.40%.

Note 14. Selected Quarterly Financial Data (unaudited)

Quarter Ended	Investment Income		Net Investment Income		Net Realized And Unrealized Gain (Loss) on Assets		Net Increase (Decrease) In Net Assets From Operations
	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
March 31, 2011	94,715	0.48	50,037	0.26	62,014	0.32	112,052 *	0.57 *
December 31, 2010	94,318	0.48	50,126	0.26	34,378	0.18	84,504	0.43
September 30, 2010	91,499	0.47	50,182	0.26	17,984	0.09	68,166	0.35
June 30, 2010	78,248	0.42	40,827	0.22	(125,137)	(0.67)	(84,310)	(0.45)

March 31, 2010	87,657	0.50	48,532	0.28	(58,396)	(0.33)	(9,864)	(0.06)
December 31, 2009	85,617	0.51	50,158	0.30	29,365	0.18	79,523	0.48
September 30, 2009	84,403	0.55	51,391	0.34	57,766	0.38	109,157	0.71
June 30, 2009	82,561	0.58	49,330	0.35	35,144	0.25	84,474	0.59

March 31, 2009	85,274	0.60	50,740	0.36	(20,964)	(0.15)	29,776	0.21
December 31, 2008	97,525	0.69	52,787	0.37	(528,330)	(3.71)	(475,543)	(3.34)
September 30, 2008	103,547	0.73	56,491	0.40	(294,443)	(2.07)	(237,952)	(1.67)
June 30, 2008	90,959	0.69	46,313	0.35	25,527	0.19	71,840	0.55

*	Net Increase (Decrease) in Net Assets from Operations is shown on a basic, non-diluted basis. On a diluted basis, the total and per share amounts would be 113,935 and 0.55, respectively.

Note 15. Commitments and Contingencies

The Company has the ability to issue standby letters of credit through our revolving credit facility. As of March 31, 2011 and March 31, 2010, the Company had issued through JPMorgan Chase Bank, N.A. standby letters of credit totaling $0 and $3,708, respectively.

As of March 31, 2011, AIC had two outstanding commitments with two banks to purchase unsecured bridge loans in the aggregate amount of $117 million. AIC’s commitments were subject to the consummation of the underlying corporate transactions and conditional upon receipt of all necessary shareholder, regulatory and other applicable approvals. Post March 31, 2011, such unsecured bridge loan commitments were extinguished with the permanent placement of high yield securities.

Note 16. Grand Prix Holdings, LLC

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

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

On July 19, 2010, Innkeepers and certain of its affiliates, including Grand Prix Holdings, LLC, disclosed that they had filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York under Chapter 11 of the United States Bankruptcy Code. When Innkeepers and its affiliates filed for bankruptcy, they had announced an intention to pursue a certain pre- arranged plan of reorganization. However, Innkeepers is no longer pursuing that pre-arranged plan. Instead, Innkeepers has embarked upon a comprehensive plan process and is engaged in ongoing discussions with its key stakeholders regarding the terms of a successful reorganization.

On July 28, 2010, the Office of the United States Trustee appointed a five (5) member Official Committee of Unsecured Creditors pursuant to section 1102(a)(1) of the Bankruptcy Code. No trustee, examiner or other statutory committee has been appointed in the Innkeepers chapter 11 cases as of March 31, 2011.

Note 17. Subsequent Events

On April 13, 2011, $380,000 of commitments on the Facility matured. As of April 13, 2011, aggregate lender commitments total $1,253,750.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2011 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting, which appears on page 45 of this Form 10-K, is incorporated by reference herein.

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

(d) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financing reporting that occurred during the fourth fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Directors

Information regarding the board of directors is as follows:

Name	Age	Position	Director Since	Expiration of Term
Interested Directors

John J. Hannan	58	Chairman of the Board	2004	2012

James C. Zelter	48	Chief Executive Officer & Director	2008	2012

Independent Directors

Ashok N. Bakhru	69	Director	2008	2012

Claudine B. Malone	75	Director	2007	2011

Frank C. Puleo	65	Director	2008	2011

Carl Spielvogel	82	Director	2004	2011

Elliot Stein, Jr.	62	Director	2004	2013

Bradley J. Wechsler	59	Director	2004	2013

The address for each director is c/o Apollo Investment Corporation, 9 West 57th Street, New York, NY 10019.

Executive officers who are not directors

Information regarding our executive officers who are not directors is as follows:

Name	Age	Position
Patrick J. Dalton	42	President and Chief Operating Officer

Richard L. Peteka	49	Chief Financial Officer and Treasurer

John J. Suydam	51	Vice President and Chief Legal Officer

Cindy Z. Michel	37	Vice President and Chief Compliance Officer

Joseph D. Glatt	37	Vice President and Secretary

The address for each executive officer is c/o Apollo Investment Corporation, 9 West 57th Street, New York, NY 10019.

Biographical information

Directors

Our directors have been divided into two groups — independent directors and interested directors. Interested directors are interested persons as defined in the 1940 Act.

Independent Directors

Ashok N. Bakhru (69) Director. Mr. Bakhru became a Director of Apollo Investment Corporation on October 16, 2008. Mr. Bakhru currently serves as the Chairman of the Board of the Goldman Sachs Group of Mutual Funds. Mr. Bakhru served as the Chairman of GS Hedge Fund Partners Registered Fund LLC from 2004 to 2009 and Chairman of GS Hedge Fund Partners Registered Master Fund LLC from 2005 to 2009. Previously Mr. Bakhru was the Chief Financial Officer and Chief Administrative Officer of Coty Inc. in New York City. Prior to that he served at Scott Paper Company in Philadelphia, where he held several senior management positions including Senior Vice President and Chief Financial Officer roles. Mr. Bakhru also serves on the Board of Governors of the Investment Company Institute, the Governing Council of the Independent Directors Council, Mutual Fund Directors Forum and the Advisory Board of BoardIQ, an investment publication. He has been actively involved with Cornell University, having served on its Council and Administrative Board over the past several years.

Claudine B. Malone (75) Director. Ms. Malone became a Director of Apollo Investment Corporation on April 17, 2007. Ms. Malone is the President and Chief Executive Officer of Financial & Management Consulting Inc. of McLean, Virginia. Previously, Ms. Malone served as a Director of Aviva Life Insurance Company (USA) from 2001 to December 2010, Novell, Inc. from 2003 to 2010, Hasbro, Inc. from 1992 to 2008, Lowe’s Companies Inc. from 1995 to 2005 and Science Applications International Corporation from 1993 to 2006. Ms. Malone was Chairman of the Board of the Federal Reserve Bank of Richmond from 1996 to 1999. She served as a visiting professor at the Colgate-Darden Business School of the University of Virginia from 1984 to 1987, an adjunct professor of the School of Business Administration at Georgetown University from 1982 to 1984 and an assistant and associate professor at the Harvard Graduate School of Business Administration from 1972 to 1981.

Frank C. Puleo (65) Director. Mr. Puleo became a Director of Apollo Investment Corporation on February 4, 2008. Mr. Puleo currently serves as a Director of CIFC Deerfield Corp., a credit asset manager, CMET Finance Holdings Inc., a company that finances securities inventory for customers and dealers and licenses trade processing software, SLM Corp., a student loan company, and Syncora Capital Assurance, Inc., a monoline financial guaranty and insurance company. Previously Mr. Puleo was a partner at Milbank, Tweed, Hadley & McCloy LLP where he advised clients on structured finance transactions, bank and bank holding company regulatory and securities law matters. Mr. Puleo became a partner of Milbank, Tweed, Hadley & McCloy LLP in 1978 and Co-Chair of the firm’s Global Finance Group in 1995 until retiring at the end of 2006. He was a member of the firm’s Executive Committee from 1982 to 1991 and from 1996 to 2002. Mr. Puleo served as a Lecturer at Columbia University School of Law from 1997 to 2001.

Carl Spielvogel (82) Director. Ambassador Spielvogel became a Director of Apollo Investment Corporation in March 2004. Ambassador Spielvogel was and is currently Chairman and Chief Executive Officer of Carl Spielvogel Associates, Inc., an international management and counseling company, from 1997 to 2000, and from 2001 to present. From 2000-2001, Ambassador Spielvogel served as U.S. Ambassador to the Slovak Republic, based in Bratislava, Slovakia. He served as a Director of Interactive Data Corporation, Inc. from 1996 to 2009, and as a member of its Audit Committee and Chairman of the Independent Shareholders Committee. From 1994 to 1997, Ambassador Spielvogel was Chairman and Chief Executive Officer of the United Auto Group, Inc., one of the first publicly-owned auto dealership groups. Earlier, Ambassador Spielvogel was Chairman and Chief Executive Officer of Backer Spielvogel Bates Worldwide, a global marketing communications company from 1985 to 1994. Ambassador Spielvogel is a trustee of the Metropolitan Museum of Art; a member of the Board of Trustees and Chairman of the Business Council of the Asia Society; a member of the Board of Trustees of

Lincoln Center for the Performing Arts; a member of the Council on Foreign Relations; a member of the Executive Committee of the Council of American Ambassadors’; a Trustee and member of the Executive Committee of the State University of New York, and a former Fellow of the Kennedy School of Government at Harvard University. Before becoming an Ambassador, he was a Governor of the United States Government Board of Broadcasting.

Elliot Stein, Jr. (62) Director. Mr. Stein became a Director of Apollo Investment Corporation in March 2004 and currently serves as Lead Independent Director. Since 2011 Mr. Stein has also been a director of Global Cornerstone Holdings Limited and Apollo Senior Floating Rate Fund Inc. He is a Managing Director of Commonwealth Capital Partners and has served as Chairman of Caribbean International News Corporation since 1985. Mr. Stein is also a board member of various private companies including Multi-Pak Holdings, Cohere Communications, RHM Global LLC and Assay Healthcare Solutions. Mr. Stein is a Trustee of Claremont Graduate University and the New School University. He is a member of the Council on Foreign Relations. He formerly served as a Director of VTG Holdings, Bargain Shop Holdings, Inc. and various other private companies.

Bradley J. Wechsler (59) Director. Mr. Wechsler became a Director of Apollo Investment Corporation in April 2004. Mr. Wechsler was the Co-Chairman and Co-Chief Executive Officer of IMAX Corporation from May, 1996 through April, 2009 and is currently Chairman. Previously Mr. Wechsler has had several executive positions in the entertainment and finance industries. Mr. Wechsler is a Vice-Chairman of the board of the NYU Hospital and Medical Center, a member of the Executive Committee and chairs its Finance Committee. In addition, he sits on the boards of Assay Healthcare Solutions, the Ethical Culture Fieldston Schools and Math for America. He is also a member of the Academy of Motion Picture Arts and Sciences.

Interested directors

John J. Hannan (58) Chairman of the Board of Directors. Mr. Hannan became a Director of Apollo Investment Corporation in March 2004 and was elected as Chairman of the Board of Directors in August 2006. He served as the Chief Executive Officer from February 2006 to November 2008. Mr. Hannan, a senior partner of Apollo Management, L.P., co-founded Apollo Management, L.P. in 1990. He formerly served as a director for Vail Resorts, Inc. and Goodman Global, Inc.

James C. Zelter (48) Chief Executive Officer and Director. Mr. Zelter joined Apollo in 2006. He became the Chief Executive Officer and a Director of Apollo Investment Corporation in November 2008. He is the Managing Partner of Apollo Capital Management (“ACM”). The funds in the ACM platform include: Apollo Strategic Value Fund, Apollo Credit Opportunity Fund I and II, Apollo Asia Opportunity Fund and Apollo European Principal Finance Fund. ACM also includes Apollo Investment Management, L.P. the investment manager to Apollo Investment Corporation. Prior to joining Apollo, Mr. Zelter was with Citigroup and its predecessor companies from 1994 to 2006. From 2003 to 2005, Mr. Zelter was Chief Investment Officer of Citigroup Alternative Investments, and prior to that he was responsible for the firm’s Global High Yield franchise.

Executive officers who are not directors

Patrick J. Dalton (42) President and Chief Operating Officer. Mr. Dalton joined Apollo in June 2004 as a partner and a member of Apollo Investment Management, L.P.’s Investment Committee. Mr. Dalton was appointed Chief Investment Officer of Apollo Investment Management, L.P. in November 2006. He was also appointed Executive Vice President of Apollo Investment Corporation in November 2006 and promoted to President and Chief Operating Officer in November 2008. Before joining Apollo, Mr. Dalton was a Vice President with Goldman, Sachs & Co.’s Principal Investment Area as an investment professional in the Goldman Sachs Mezzanine Partners’ Funds since 2000. Prior to Goldman Sachs, Mr. Dalton spent 10 years with The Chase Manhattan Bank from 1990 to 2000, most recently as Vice President in the Acquisition Finance Department of Chase Securities, Inc.

Richard L. Peteka (49) Chief Financial Officer and Treasurer. Mr. Peteka joined Apollo Investment Corporation in June 2004. Prior to that, he was Chief Financial Officer and Treasurer of various closed-end and open-end registered investment companies for Citigroup Asset Management. He joined Citigroup Asset Management as a Director in July 1999.

John J. Suydam (51) Chief Legal Officer and Vice President. Mr. Suydam joined Apollo Investment Corporation in 2006. Mr. Suydam also serves as the Chief Legal Officer of Apollo Global Management, LLC, a position he has held since 2006. From 2002 to 2006, Mr. Suydam was a partner at O’Melveny & Myers LLP, where he served as head of Mergers & Acquisitions and co-head of the Corporate Department. Prior to that time, Mr. Suydam served as chairman of the law firm O’Sullivan, LLP which specialized in representing private equity investors. Mr. Suydam serves as a trustee of the New York University School of Law and is a member of the Department of Medicine Advisory Board of The Mount Sinai Medical Center. Mr. Suydam also serves as a member of the board of directors of the Big Apple Circus and Environmental Solutions Worldwide Inc. Mr. Suydam received his JD from New York University School of Law and graduated magna cum laude with a BA in History from the State University of New York at Albany.

Cindy Z. Michel (37) Chief Compliance Officer and Vice President. Ms. Michel was appointed Chief Compliance Officer and Vice President of Apollo Investment Corporation in 2010. Ms. Michel joined Apollo Global Management, LLC in 2007 as its Director of Compliance and continues to serve in this role. Prior to joining Apollo, Ms. Michel served as the Director of Compliance of the Private Equity Division at Lehman Brothers. Prior to that, she was associated with the investment bank Credit-Suisse Securities as a member of its Compliance Department supporting the Private Equity and Investment Banking businesses. Before joining Credit-Suisse, Ms. Michel was associated with the law firm of DLA Piper.

Joseph D. Glatt (37) Secretary and Vice President. Mr. Glatt was appointed Secretary of Apollo Investment Corporation in 2010 and Vice President in 2009. Mr. Glatt is also currently General Counsel of Apollo Capital Management L.P., a position he has held since 2007 and since 2011 he has served as the Chief Legal Officer of Apollo Senior Floating Rate Fund Inc. Previously, Mr. Glatt was associated with the law firms of Simpson Thacher & Bartlett LLP from 1998 to 2003 and Schulte Roth & Zabel LLP from 2003 to 2007, in each case, primarily focusing on mergers and acquisitions, leveraged buyouts and capital markets activities.

Additional information required by this item, including for example, director qualifications, is contained in the Registrant’s definitive Proxy Statement for its 2011 Annual Stockholders Meeting under the caption, “Information about the Nominees and Directors” to be filed with the Securities and Exchange Commission within 120 days after March 31, 2011 and is incorporated herein by reference.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the Securities and Exchange Commission and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4 and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the fiscal year ended March 31, 2011, all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

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

Summary Compensation Table

The following table shows information regarding the compensation expected to be received by the independent directors and executive officers for the fiscal year ended March 31, 2011. No compensation is paid to directors who are “interested persons.”

Name	Aggregate compensation from Apollo Investment	Pension or retirement benefits accrued as part of our expenses(1)	Total compensation from Apollo Investment paid to director/ officer
Independent directors
Ashok Bakhru	$131,000	None	$131,000
Claudine B. Malone	136,500	None	136,500
Frank C. Puleo	129,000	None	129,000
Carl Spielvogel	131,000	None	131,000
Elliot Stein, Jr.	133,500	None	133,500
Bradley J. Wechsler	127,000	None	127,000

Interested directors
John J. Hannan	None	None	None
James C. Zelter(2)	None	None	None

Executive Officers
Patrick J. Dalton	None	None	None
Richard L. Peteka(3)	None	None	None
John J. Suydam	None	None	None
Cindy Michel	None	None	None
Joseph Glatt	None	None	None

(1)	We do not have a profit sharing or retirement plan, and directors do not receive any pension or retirement benefits.
(2)	James C. Zelter is also an executive officer of Apollo Investment Corporation.
(3)	Richard L. Peteka is an employee of Apollo Administration.

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

Additional information required by this item, including for example, compensation of officers and directors, is contained in the Registrant’s definitive Proxy Statement for its 2011 Annual Stockholders Meeting under the caption, “Compensation of Directors and Executive Officers” to be filed with the Securities and Exchange Commission within 120 days after March 31, 2011 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of March 31, 2011, there were no persons that owned 25% or more of our outstanding voting securities, and no person would be deemed to control us, as such term is defined in the 1940 Act.

Our directors have been divided into two groups — interested directors and independent directors. Interested directors are “interested persons” as defined in the Investment Company Act of 1940.

The following table sets forth, as of March 31, 2011, certain ownership information with respect to our common stock for those persons whom we believe, based on public filings and/or information provided by such persons, directly or indirectly owned, controlled or held with the power to vote, 5% or more of our outstanding common stock as of that date and all officers and directors, as a group. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power.

Name and address	Type of ownership(1)	Shares owned	Percentage of common stock outstanding
BlackRock, Inc.(2)	Beneficial	12,294,245	6.30%

Thornburg Investment Management Inc.(3)	Beneficial	9,920,431	5.07%

All officers and directors as a group (13 persons)(4)	Beneficial	382,397	* %

*	Represents less than 1%.
(1)	All of our common stock is owned of record by Cede & Co., as nominee of the Depository Trust Company.
(2)	The principal address for BlackRock, Inc. is 40 East 52nd Street, New York, NY 10022.
(3)	The principal address for Thornburg Investment Management Inc. is 2300 North Ridgetop Road, Sante Fe, New Mexico, 87506.
(4)	The address for all officers and directors is c/o Apollo Investment Corporation, 9 West 57th Street, New York, NY 10019.

The following table sets forth the dollar range of our equity securities beneficially owned by each of our directors as of March 31, 2011. (We are not part of a “family of investment companies,” as that term is defined in the 1940 Act.)

Name of Director	Dollar Range of Equity Securities in Apollo Investment(1)
Independent Directors
Ashok Bakhru	$ 100,001 – $ 500,000
Claudine B. Malone	$ 100,001 – $ 500,000
Frank C. Puleo	$ 100,001 – $ 500,000
Carl Spielvogel	$ 50,001 – $ 100,000
Elliot Stein, Jr.	$ 100,001 – $ 500,000
Bradley J. Wechsler	$ 500,001 – $1,000,000

Interested Directors
John J. Hannan	$ 500,001 – $1,000,000	(2)
James C. Zelter	Over $1,000,000

(1)	Dollar ranges are as follows: None, $1 — $10,000, $10,001 — $50,000, $50,001 — $100,000, $100,001 — $500,000, $500,001 — $1,000,000 or over $1,000,000.
(2)	Dollar range includes 79,082 shares held through indirect beneficial ownership of a family trust.

Additional information required by this item, including for example, security ownership of management, is contained in the Registrant’s definitive Proxy Statement for its 2011 Annual Stockholders Meeting under the caption, “Security Ownership of Certain Beneficial Owners and Management” to be filed with the Securities and Exchange Commission within 120 days after March 31, 2011 and is incorporated herein by reference.

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

Further information relating to relationships and director independence is hereby incorporated by reference from our 2011 Proxy Statement under the caption “Certain Relationships and Transactions.”

Item 14. Principal Accountant Fees and Services

The audit committee of the board of directors selected PricewaterhouseCoopers LLP as independent auditors for the Company for the fiscal year ending March 31, 2011. The audit committee has received the written disclosures and the letter from the independent accountant required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the audit committee concerning independence, and has discussed with the independent accountant the independent accountant’s independence.

Audit Fees: Audit fees consist of fees billed for professional services rendered for the quarterly reviews and audit of our financial statements and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings. Audit fees billed during the fiscal years ending March 31, 2011 and March 31, 2010 were $698,000 and $580,000, respectively.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. Audit-related fees billed during the fiscal years ending March 31, 2011 and March 31, 2010 were $127,000 and $126,000, respectively.

Tax Services Fees: Tax services fees consist of fees billed for professional tax services. These services also include assistance regarding federal, state, and local tax compliance. Tax services and fees billed during the fiscal years ending March 31, 2011 and March 31, 2010 were $32,000 and $31,920, respectively, which represented work related to preparation of tax returns, our RIC qualification, excise tax distribution requirements, form extensions, etc.

All Other Fees: Other fees would include fees for products and services other than the services reported above, of which there were none in the fiscal years ended March 31, 2011 and March 31, 2010.

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

The Audit Committee has discussed with PricewaterhouseCoopers LLP, the Company’s independent auditors, matters required to be discussed by the statement on Auditing Standards No. 114, as amended.

Based on the Audit Committee’s discussion with management and the independent auditors, the Audit Committee’s review of the audited financial statements, the representations of management and the report of the independent auditors to the Audit Committee, the Audit Committee has recommended that the board of directors include the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011 for filing with the Securities and Exchange Commission. The Audit Committee has also appointed PricewaterhouseCoopers LLP to serve as independent auditors for the fiscal year ended March 31, 2012 pending ratification by the Company’s shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements.

Refer to Item 8 above.

(a)(2)	Financial Statement Schedules

None.

(a)(3)	Exhibits

	3.1(a)	Articles of Amendment(1)

	3.1(b)	Articles of Amendment and Restatement(2)

	3.2	Third Amended and Restated Bylaws(3)

	4.1	Form of Stock Certificate(4)

	4.2	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the registrant have been omitted but will be furnished to the Commission upon request.

	10.1	Amended and Restated Investment Advisory Management Agreement between Registrant and Apollo Investment Management, L.P.(5)

	10.2	Amended and Restated Administration Agreement between Registrant and Apollo Investment Administration, LLC(5)

	10.3	Dividend Reinvestment Plan(6)

	10.4	Custodian Agreement(2)

	10.5	License Agreement between the Registrant and Apollo Management, L.P.(2)

	10.6	Form of Transfer Agency and Service Agreement(2)

	10.7	Amendment No. 1 to Amended and Restated Senior Secured Revolving Credit Agreement(7)

	11.1	Statement regarding computation of per share earnings*

	14.1	Code of Conduct(8)

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

	32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).*

	32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).*

*	Filed herewith.
(1)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on June 20, 2005.
(2)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 3 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 1, 2004.
(3)	Incorporated by reference from the Registrant’s Form 8-K, filed on November 6, 2009.
(4)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on March 12, 2004.
(5)	Incorporated by reference from the Registrant’s Form 10-K, filed on May 26, 2010.
(6)	Incorporated by reference from the Registrant’s Form 10-K, filed on June 12, 2006.
(7)	Incorporated by reference from the Registrant’s Form 8-K filed on December 23, 2009.
(8)	Incorporated by reference from the Registrant’s Form 10-K, filed on May 29, 2008.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO INVESTMENT CORPORATION

By:	/s/ James C. Zelter
James C. Zelter Chief Executive Officer May 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ James C. Zelter James C. Zelter	Chief Executive Officer (principal executive officer)	May 31, 2011

/s/ Richard L. Peteka Richard L. Peteka	Chief Financial Officer and Treasurer (principal financial and accounting officer)	May 31, 2011

/s/ Patrick J. Dalton Patrick J. Dalton	President and Chief Operating Officer	May 31, 2011

/s/ John J. Hannan John J. Hannan	Chairman of the Board, Director	May 31, 2011

/s/ Ashok Bakhru Ashok Bakhru	Director	May 31, 2011

/s/ Claudine B. Malone Claudine B. Malone	Director	May 31, 2011

/s/ Frank C. Puleo Frank C. Puleo	Director	May 31, 2011

/s/ Carl Spielvogel Carl Spielvogel	Director	May 31, 2011

/s/ Elliot Stein, Jr. Elliot Stein, Jr.	Director	May 31, 2011

/s/ Bradley J. Wechsler Bradley J. Wechsler	Director	May 31, 2011