Form 10-Q
period 2011-06-30
APOLLO INVESTMENT CORP
filed 2011-08-03
CIK 1278752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2011

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

Act).     Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of August 3, 2011 was 196,392,758.

APOLLO INVESTMENT CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2011

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Apollo Investment”, “Company”, “AIC”, “Fund”, “we”, “us” and “our” refer to Apollo Investment Corporation unless the context otherwise states.

Item 1. Financial Statements

APOLLO INVESTMENT CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share amounts)

	June 30, 2011 (unaudited)	March 31, 2011
Assets
Non-controlled/non-affiliated investments, at value (cost—$2,863,683 and $2,900,378, respectively)	$2,868,973	$2,901,295
Non-controlled/affiliated investments, at value (cost—$22,406 and $22,407, respectively)	37,909	37,295
Controlled investments, at value (cost—$488,472 and $376,051, respectively)	216,378	111,568
Cash	8,024	5,471
Foreign currency (cost—$1,170 and $881, respectively)	1,181	883
Receivable for investments sold	55,505	13,461
Interest receivable	46,482	45,686
Dividends receivable	12	5,131
Miscellaneous income receivable	40	—
Receivable from investment adviser	—	576
Prepaid expenses and other assets	24,798	27,447

Total assets	$3,259,302	$3,148,813

Liabilities
Debt (see note 7 & 12)	$1,249,203	$1,053,443
Payable for investments and cash equivalents purchased	3,835	37,382
Dividends payable	54,856	54,740
Management and performance-based incentive fees payable (see note 3)	27,094	27,553
Interest payable	9,860	9,703
Accrued administrative expenses	890	1,738
Other liabilities and accrued expenses	2,332	3,223

Total liabilities	$1,348,070	$1,187,782

Net Assets
Common stock, par value $.001 per share, 400,000 and 400,000 common shares authorized, respectively, and 195,914 and 195,502 issued and outstanding, respectively	$196	$196
Paid-in capital in excess of par (see note 2f)	2,876,560	2,871,559
Undistributed net investment income (see note 2f)	49,363	56,557
Accumulated net realized loss (see note 2f)	(759,821)	(713,873)
Net unrealized depreciation	(255,066)	(253,408)

Total net assets	$1,911,232	$1,961,031

Total liabilities and net assets	$3,259,302	$3,148,813

Net Asset Value Per Share	$9.76	$10.03

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share amounts)

	Three months ended
	June 30, 2011	June 30, 2010
INVESTMENT INCOME:
From non-controlled/non-affiliated investments:
Interest	$81,619	$72,505
Dividends	3,195	920
Other income	7,275	1,669
From non-controlled/affiliated investments:
Interest	405	3,154
From controlled investments:
Interest	14	—
Dividends	2,084	—

Total Investment Income	94,592	78,248

EXPENSES:
Management fees (see note 3)	$15,929	$14,554
Performance-based incentive fees (see note 3)	8,381	10,207
Interest and other debt expenses	15,951	9,894
Administrative services expense	887	1,396
Other general and administrative expenses	5,782	1,370

Total expenses	46,930	37,421

Net investment income	$47,662	$40,827

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS AND FOREIGN CURRENCIES:
Net realized gain (loss):
Investments and cash equivalents	$(44,197)	$780
Foreign currencies	(1,751)	3,087

Net realized gain (loss)	(45,948)	3,867

Net change in unrealized gain (loss):
Investments and cash equivalents	(2,544)	(137,959)
Foreign currencies	886	8,955

Net change in unrealized loss	(1,658)	(129,004)

Net realized and unrealized loss from investments, cash equivalents and foreign currencies	(47,606)	(125,137)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$56	$(84,310)

EARNINGS (LOSS) PER SHARE — BASIC AND DILUTED (see note 5)	$0.00	$(0.45)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except shares)

	Three months ended June 30, 2011 (unaudited)	Year ended March 31, 2011
Increase in net assets from operations:
Net investment income	$47,662	$191,172
Net realized loss	(45,948)	(152,017)
Net change in unrealized gain (loss)	(1,658)	141,257

Net increase in net assets resulting from operations	56	180,412

Dividends and distributions to stockholders:	(54,856)	(218,079)

Capital share transactions:
Net proceeds from shares sold	—	204,275
Less offering costs	(7)	(233)
Reinvestment of dividends	5,008	21,850

Net increase in net assets from capital share transactions	5,001	225,892

Total increase (decrease) in net assets:	(49,799)	188,225
Net assets at beginning of period	1,961,031	1,772,806

Net assets at end of period	$1,911,232	$1,961,031

Capital share activity:
Shares sold	—	17,250,000
Shares issued from reinvestment of dividends	412,511	2,037,631

Net increase in capital share activity	412,511	19,287,631

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three months ended June 30,
	2011	2010
Cash Flows from Operating Activities:
Net Increase (Decrease) in Net Assets Resulting from Operations	$56	$(84,310)
Adjustments to reconcile net increase:
PIK interest and dividends	(5,117)	(16,133)
Net amortization on investments	(4,205)	(7,366)
Increase (decrease) from foreign currency transactions	(1,861)	3,040
Net change in unrealized loss on investments, cash equivalents and foreign currencies	1,658	129,004
Net realized (gain) loss on investments, cash equivalents and foreign currencies	45,948	(3,867)
Changes in operating assets and liabilities:
Purchase of investments	(835,810)	(221,032)
Proceeds from disposition of investments and cash equivalents	725,376	112,637
Decrease in interest and dividends receivable	4,323	4,787
Decrease in prepaid expenses and other assets	3,213	3,677
Decrease in management and performance-based incentive fees payable	(459)	(1,602)
Increase in interest payable	157	304
Decrease in accrued expenses and other liabilities	(1,739)	(787)
Decrease in payable for investments and cash equivalents purchased	(33,547)	(335,458)
Decrease (increase) in receivable for investments sold	(42,044)	47,708

Net Cash Used by Operating Activities	$(144,051)	$(369,398)

Cash Flows from Financing Activities:
Net proceeds from the issuance of common stock	$—	$204,275
Offering costs from the issuance of common stock	(7)	(427)
Dividends paid in cash	(49,733)	(44,505)
Proceeds from debt	1,150,480	465,211
Payments on debt*	(953,846)	(523,723)

Net Cash Provided by Financing Activities	$146,894	$100,831

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$2,843	$(268,567)
Effect of exchange rates on cash balances	8	(70)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$6,354	$487,585

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,205	$218,948

Non-cash financing activities consist of the reinvestment of dividends totaling $5,008 and $4,835, respectively.

*	Includes deferred financing costs of $27 and $0, respectively.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited)

June 30, 2011

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON AFFILIATED PORTFOLIO COMPANIES — 150.1%	Industry	Par Amount*	Cost	Fair Value(1)
CORPORATE DEBT — 141.0%
BANK DEBT/SENIOR SECURED LOANS —52.6%
1st Lien Bank Debt/Senior Secured Loans — 4.1%
ATI Acquisition Company, L+600, 12/30/14	Education	$13,273	$12,876	$13,671
Brickman Group Holdings, Inc., L+550, 10/14/16	Environmental & Facilities Services	9,938	9,847	10,089
Educate, Inc., L+700, 6/14/14	Education	2,897	2,897	2,873
Insight Pharmaceuticals, LLC, L+500, 2/24/17	Consumer Products	7,313	7,207	7,276
Penton Media, Inc., L+400, 8/1/14	Media	34,915	28,634	27,902
RBS Holding Company, LLC, L+500, 3/23/17	Business Services	15,960	15,806	15,721

Total 1st Lien Bank Debt/Senior Secured Loans			$77,267	$77,532

2nd Lien Bank Debt/Senior Secured Loans — 48.5%
Advantage Sales & Marketing, Inc., L+775, 6/18/18	Grocery	$60,000	$59,506	$61,162
Allied Security Holdings, LLC, L+700, 2/2/18	Business Services	50,000	49,549	51,000
Applied Systems, Inc., L+775, 6/8/17	Software	26,500	26,252	26,931
Asurion Corporation, L+750, 5/24/19	Insurance	100,000	99,504	100,833
Brock Holdings III, Inc., L+825, 3/16/18	Environmental & Facilities Services	45,000	44,124	46,350
Clean Earth, Inc., 13.00%, 8/1/14	Environmental & Facilities Services	25,000	25,000	24,875
Datatel, Inc., L+725, 2/19/18	Education	21,000	20,899	21,394
Garden Fresh Restaurant Corp., L+975, 12/11/13	Retail	46,600	46,836	47,951
IPC Systems, Inc., L+525, 6/1/15	Telecommunications	44,250	41,760	41,152
Kronos, Inc., L+575 Cash or L+650 PIK, 6/11/15	Electronics	50,000	50,000	49,458
Ozburn-Hessey Holding Company LLC, L+850, 10/8/16	Logistics	38,000	37,967	38,285
Ranpak Corp., L+750, 10/20/17 †	Packaging	85,000	85,000	85,000
Ranpak Corp., E+775, 10/20/17 †	Packaging	€40,000	58,042	57,994
Sedgwick Holdings, Inc., L+750, 5/26/17	Business Services	$25,000	24,668	25,094
Sensus USA Inc., L+725, 5/9/18	Industrial	25,000	24,754	25,375
Sheridan Holdings, Inc., L+575 Cash or L+650 PIK, 6/15/15	Healthcare	47,847	47,128	47,321
TransFirst Holdings, Inc., L+600 Cash or L+675 PIK, 6/15/15	Financial Services	37,512	36,752	35,937
Valerus Compression Services, LP, 11.50%, 3/26/18	Industrial	40,000	40,000	40,000

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2011

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON AFFILIATED PORTFOLIO COMPANIES — 150.1%	Industry	Par Amount*	Cost	Fair Value(1)
2nd Lien Bank Debt/Senior Secured Loans — (continued)
Vertafore, Inc., L+825, 10/29/17	Software	$75,000	$74,301	$76,312
Wall Street Systems Holdings, Inc., L+750, 6/20/18	Software	25,000	24,751	25,312

Total 2nd Lien Bank Debt/Senior Secured Loans			$916,793	$927,736

TOTAL BANK DEBT/SENIOR SECURED LOANS			$994,060	$1,005,268

Subordinated Debt/Corporate Notes — 88.4%
AB Acquisitions UK Topco 2 Limited (Alliance Boots), GBP L+650 (GBP L+300 Cash / 3.50% PIK), 7/9/17	Retail	£50,132	$93,905	$75,253
Altegrity Inc., 0.00%, 8/2/16 ♦ †	Diversified Service	$3,545	1,904	1,904
Altegrity Inc., 11.75%, 5/1/16 ♦ †	Diversified Service	14,639	10,565	15,481
Altegrity Inc., 12.00%, 11/1/15 ♦ †	Diversified Service	100,000	100,000	106,300
Altegrity Inc., 10.50%, 11/1/15 ♦ †	Diversified Service	13,475	12,181	14,014
American Tire Distributors, Inc., 11.50%, 6/1/18 ♦ †	Distribution	25,000	25,000	26,580
American Tire Distributors, Inc., 9.75%, 6/1/17 †	Distribution	10,000	9,890	10,650
Angelica Corporation, 15.00% (12.00% Cash / 3.00% PIK), 2/4/14	Healthcare	60,000	60,000	64,500
ATI Acquisition Company, L+1100, 12/30/15	Education	38,500	37,867	39,270
Avaya Inc., 10.125% Cash or 10.875% PIK, 11/1/15	Telecommunications	15,352	15,513	15,745
BCA Osprey II Limited, 12.50% PIK, 8/17/17	Transportation	£22,750	35,852	35,246
BCA Osprey II Limited, 12.50% PIK, 8/17/17	Transportation	€13,773	19,083	19,269
Burlington Coat Factory, 10.00%, 2/15/19	Retail	$3,750	3,586	3,759
Catalina Marketing Corporation, 11.625%, 10/1/17 ♦ †	Grocery	42,175	42,765	45,760
Ceridian Corp., 12.25% Cash or 13.00% PIK, 11/15/15 †	Diversified Service	55,950	55,804	56,789
Ceridian Corp., 11.25%, 11/15/15 †	Diversified Service	34,300	33,914	34,300
Clearwire Communications, 12.00%, 12/1/15	Telecommunications	2,500	2,625	2,688
Delta Educational Systems, Inc., 14.20% (13.00% Cash / 1.20% PIK), 5/12/13	Education	19,811	19,552	20,301
Exova Limited, 10.50%, 10/15/18 ♦	Market Research	£18,000	28,823	29,476
Exova Limited, 10.50%, 10/15/18	Market Research	2,500	4,114	4,094
First Data Corporation, 12.625%, 1/15/21 †	Financial Services	$9,219	7,985	9,872
First Data Corporation, 9.875%, 9/24/15 †	Financial Services	2,061	1,852	2,119
First Data Corporation, 8.25%, 1/15/21 †	Financial Services	9,219	8,038	9,046

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2011

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON AFFILIATED PORTFOLIO COMPANIES — 150.1%	Industry	Par Amount*	Cost	Fair Value(1)
Subordinated Debt/Corporate Notes —(continued)
FleetPride Corporation, 11.50%, 10/1/14 ♦ †	Transportation	$47,500	$47,500	$47,738
Fox Acquisition Sub LLC, 13.375%, 7/15/16 ♦	Broadcasting & Entertainment	26,125	26,430	28,999
FPC Holdings, Inc. (FleetPride Corporation), 14.00%, 6/30/15 ♦ †	Transportation	37,846	37,692	38,981
Hub International Holdings, 10.25%, 6/15/15 ♦	Insurance	36,232	35,046	36,957
Intelsat Bermuda Ltd., 11.25%, 2/4/17	Broadcasting & Entertainment	95,000	97,282	102,066
Intelsat Bermuda Ltd., 11.50% Cash or 12.50% PIK, 2/4/17	Broadcasting & Entertainment	5,000	5,212	5,375
inVentiv Health, Inc., 10.00%, 8/15/18	Market Research	160,000	160,000	157,300
Laureate Education, Inc., 12.00%, 8/15/17 ♦	Education	53,540	52,551	58,492
N.E.W. Holdings I, LLC, L+750, 3/23/17	Consumer Services	45,111	45,223	47,028
Renal Advantage Holdings, Inc., 12.00%, 6/17/17	Healthcare	32,103	31,724	32,745
SeaCube Container Leasing Ltd., 11.00%, 4/28/16	Shipping	50,000	50,000	50,000
Sorenson Communications, Inc., 10.50%, 2/1/15 ♦	Consumer Services	32,500	32,027	22,425
SquareTwo Financial Corp. (Collect America, Ltd.), 11.625%, 4/1/17 ♦	Consumer Finance	40,000	39,391	41,500
Texas Competitive Electric Holdings Company LLC, 11.50%, 10/1/20	Utilities	50,000	49,652	49,562
The ServiceMaster Company, 10.75% Cash or 11.50% PIK, 7/15/15 ♦	Diversified Service	52,173	53,431	55,010
TL Acquisitions, Inc. (Thomson Learning), 13.25%, 7/15/15♦†	Education	97,500	97,731	88,481
TL Acquisitions, Inc. (Thomson Learning), 10.50%, 1/15/15♦†	Education	23,000	22,018	20,892
Univar Inc., 12.00%, 6/30/18	Distribution	78,750	78,750	80,720
US Foodservice, 8.50%, 6/30/19 ♦	Beverage, Food & Tobacco	6,050	5,869	5,959
U.S. Renal Care, Inc., 13.25% (11.25% Cash / 2.00% PIK), 5/24/17	Healthcare	50,058	50,058	52,561
Varietal Distribution, 10.75%, 6/30/17	Distribution	€1,127	1,396	1,634
Varietal Distribution, 10.75%, 6/30/17	Distribution	$22,204	21,729	22,204

Total Subordinated Debt/Corporate Notes			$1,671,530	$1,689,045

TOTAL CORPORATE DEBT			$2,665,590	$2,694,313

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2011

(in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON AFFILIATED PORTFOLIO COMPANIES — 150.1%	Industry	Par Amount*	Cost	Fair Value(1)
COLLATERALIZED LOAN OBLIGATIONS — 1.5%
Babson CLO Ltd., Series 2008-2A Class E, L+975, 7/15/18 ♦	Asset Management	$11,000	$10,174	$11,000
Babson CLO Ltd., Series 2008-1A Class E, L+550, 7/20/18 ♦	Asset Management	10,150	7,748	10,150
Westbrook CLO Ltd., Series 2006-1A, L+370, 12/20/20 ♦	Asset Management	11,000	6,936	7,844

TOTAL COLLATERALIZED LOAN OBLIGATIONS			$24,858	$28,994

		Shares
PREFERRED EQUITY — 1.8%
AHC Mezzanine LLC (Advanstar) **	Media	—	$1,063	$166
CA Holding, Inc. (Collect America, Ltd.) Series A **	Consumer Finance	7,961	788	1,592
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 13.50% PIK, 5/12/14	Education	12,360	23,150	23,715
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 12.50% PIK (Convertible)	Education	332,500	6,256	6,256
Varietal Distribution Holdings, LLC, 8.00% PIK	Distribution	3,097	4,252	2,300

TOTAL PREFERRED EQUITY			$35,509	$34,029

EQUITY — 5.8%
Common Equity/Interests — 5.4%
AB Capital Holdings LLC (Allied Security)	Business Services	2,000,000	$2,000	$2,820
Accelerate Parent Corp. (American Tire) **	Distribution	3,125,000	3,125	3,910
A-D Conduit Holdings, LLC (Duraline)	Telecommunications	2,778	2,778	2,847
Altegrity Holding Corp.	Diversified Service	353,399	13,797	15,045
CA Holding, Inc. (Collect America, Ltd.) Series A **	Consumer Finance	25,000	2,500	401
CA Holding, Inc. (Collect America, Ltd.) Series AA **	Consumer Finance	4,294	429	859
Clothesline Holdings, Inc. (Angelica) **	Healthcare	6,000	6,000	3,524
Explorer Coinvest LLC (Booz Allen) **	Consulting Services	430	4,300	7,642
FSC Holdings Inc. (Hanley Wood LLC) **	Media	10,000	10,000	—
Garden Fresh Restaurant Holding, LLC **	Retail	50,000	5,000	9,347
Gryphon Colleges Corporation (Delta Educational Systems, Inc.)**	Education	17,500	175	760
GS Prysmian Co-Invest L.P. (Prysmian Cables & Systems) (2,3) **	Industrial	—	—	266

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2011

(in thousands, except shares and warrants)

INVESTMENTS IN NON-CONTROLLED/NON AFFILIATED PORTFOLIO COMPANIES — 150.1%	Industry	Shares	Cost	Fair Value(1)
Common Equity/Interests — (continued)
New Omaha Holdings Co-Invest LP (First Data) **	Financial Services	13,000,000	$65,000	$21,315
Penton Business Media Holdings, LLC **	Media	124	4,950	8,505
Pro Mach Co-Investment, LLC **	Machinery	150,000	1,500	6,603
RC Coinvestment, LLC (Ranpak Corp.) **	Packaging	50,000	5,000	6,411
Sorenson Communications Holdings, LLC Class A **	Consumer Services	454,828	45	2,120
Univar Inc.	Distribution	900,000	9,000	10,760
Varietal Distribution Holdings, LLC Class A **	Distribution	28,028	28	—

Total Common Equity/Interests			$135,627	$103,135

		Warrants
Warrants – 0.4%
CA Holding, Inc. (Collect America, Ltd.), Common **	Consumer Finance	7,961	$8	—
Fidji Luxco (BC) S.C.A., Common (FCI) (2) **	Electronics	48,769	491	$5,252
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Common **	Education	9,820	98	427
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class A-1 Preferred **	Education	45,947	459	863
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class B-1 Preferred **	Education	104,314	1,043	1,960

Total Warrants			$2,099	$8,502

TOTAL EQUITY			$137,726	$111,637

Total Investments in Non-Controlled/ Non-Affiliated Portfolio Companies			$2,863,683	$2,868,973

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2011

(in thousands, except shares and warrants)

	00Industry 00	00Industry 00	00Industry 00	00Industry 00
INVESTMENTS IN NON-CONTROLLED/AFFILIATED PORTFOLIO COMPANIES — 2.0% (4)	Industry	Par Amount*	Cost	Fair Value (1)
CORPORATE DEBT — 0.6%
Subordinated Debt/Corporate Notes — 0.6%
DSI Renal Inc., 16.00% (10.00% Cash / 6.00% PIK), 4/7/14	Healthcare	$10,686	$10,686	$10,899

TOTAL CORPORATE DEBT			$10,686	$10,899

		Shares
EQUITY — 1.4%
Common Equity/Interests – 1.0%
CDSI I Holding Company, Inc. (DSI Renal Inc.) **	Healthcare	9,303	$9,300	$19,158

Total Common Equity/Interests			$9,300	$19,158

		Warrants
Warrants — 0.4%
CDSI I Holding Company, Inc. Series A (DSI Renal Inc.) **	Healthcare	2,031	$773	$2,220
CDSI I Holding Company, Inc. Series B (DSI Renal Inc.) **	Healthcare	2,031	645	1,880
CDSI I Holding Company, Inc. (DSI Renal Inc.) ** §	Healthcare	6,093,750	1,002	3,752

Total Warrants			$2,420	$7,852

TOTAL EQUITY			$11,720	$27,010

Total Investments in Non-Controlled/Affiliated Portfolio Companies			$22,406	$37,909

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2011

(in thousands, except shares)

INVESTMENTS IN CONTROLLED PORTFOLIO COMPANIES — 11.3% (5)	Industry	Shares	Cost	Fair Value (1)
CORPORATE DEBT — 1.8%
Subordinated Debt/Corporate Notes — 1.8%
Playpower Holdings Inc., 14.00% PIK, 12/15/15	Leisure Equipment	$20,000	$20,000	$19,600
Playpower, Inc., 12.50% PIK, 12/31/15	Leisure Equipment	15,890	14,699	15,572

Total Subordinated Debt/Corporate Notes			$34,699	$35,172

TOTAL CORPORATE DEBT			$34,699	$35,172

Preferred Equity — 0.0%
Grand Prix Holdings, LLC Series A, 12.00% PIK (Innkeepers USA)(6)***	Hotels, Motels, Inns & Gaming	2,989,431	$102,012	—

EQUITY — 9.5%
Common Equity/Interests — 9.5%
AIC Credit Opportunity Fund LLC (7)	Asset Management	—	$71,740	$91,280
Generation Brands Holdings, Inc. (Quality Home Brands) **	Consumer Products	750	—	25
Generation Brands Holdings, Inc. Series H (Quality Home Brands) **	Consumer Products	7,500	2,297	245
Generation Brands Holdings, Inc. Series 2L (Quality Home Brands) **	Consumer Products	36,700	11,242	1,201
Grand Prix Holdings, LLC (Innkeepers USA) (6) **	Hotels, Motels, Inns & Gaming	17,335,834	172,664	—
LVI Parent Corp. (LVI Services, Inc.)	Environmental & Facilities Services	14,981	16,096	15,733
Playpower Holdings Inc.	Leisure Equipment	1,000	77,722	72,722

Total Common Equity/Interests			$351,761	$181,206

TOTAL EQUITY			$351,761	$181,206

Total Investments in Controlled Portfolio Companies			$488,472	$216,378

Total Investments — 163.4% (8)			$3,374,561	$3,123,260
Liabilities in Excess of Other Assets — (63.4%)				(1,212,028)

Net Assets — 100.0%				$1,911,232

(1)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2).
(2)	Denominated in Euro (€).
(3)	The Company is the sole Limited Partner in GS Prysmian Co-Invest L.P.
(4)	Denotes investments in which we are an “Affiliated Person”, as defined in the 1940 Act, due to owning, controlling, or holding the power to vote, 5% or more of the outstanding voting securities of the investment. Transactions during the three months ended June 30, 2011 in these Affiliated investments are as follows:

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2011

(in thousands)

Name of Issuer	Fair Value at March 31, 2011	Gross Additions	Gross Reductions	Interest/Dividend Income	Fair Value at June 30, 2011
DSI Renal, Inc., 16.00% (10.00% Cash / 6.00% PIK)	$10,899	$—	$—	$405	$10,899
CDSI I Holding Company, Inc. (DSI Renal) Common Equity	18,723	—	—	—	19,158
CDSI I Holding Company, Inc. (DSI Renal) Series A Warrant	2,169	—	—	—	2,220
CDSI I Holding Company, Inc. (DSI Renal) Series B Warrant	1,837	—	—	—	1,880
CDSI I Holding Company, Inc. (DSI Renal) Contingent Payment Agreement	3,667	—	—	—	3,752

	$37,295	$—	$—	$405	$37,909

(5)    Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the three months ended June 30, 2011 in these Controlled investments are as follows:

Name of Issuer	Fair Value at March 31, 2011	Gross Additions	Gross Reductions	Interest/Dividend/ Other Income	Fair Value at June 30, 2011
Playpower Holdings, Inc., 14.00% PIK	$—	$20,000	$—	$8	$19,600
Playpower, Inc., 12.50% PIK	—	15,890	—	6	15,572
Grand Prix Holdings, LLC (Innkeepers USA) Series A Preferred(8)	—	—	—	—	—
AIC Credit Opportunity Fund LLC Common Equity(9)	95,212	—	—	2,084	91,280
Generation Brands Holdings, Inc. (Quality Home Brands)Common Equity	8	—	—	—	25
Generation Brands Holdings, Inc. (Quality Home Brands) Series H Common Equity	77	—	—	—	245
Generation Brands Holdings, Inc. (Quality Home Brands) Series 2L Common Equity	379	—	—	—	1,201
Grand Prix Holdings, LLC (Innkeepers USA) Common Equity(8)	—	—	—	—	—
LVI Parent Corp. Common Equity	15,892	—	—	—	15,733
Playpower Holdings Inc. Common Equity	—	77,722	—	—	72,722

	$111,568	$113,612	$—	$2,098	$216,378

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2011

(in thousands)

The Company has a 99%, 100%, 27%, 34% and 100% equity ownership interest in Grand Prix Holdings LLC, AIC Credit Opportunity Fund LLC, Generation Brands Holdings, Inc., LVI Parent Corp. and Playpower Holdings Inc., respectively.

(6)	See Note 14.
(7)	See Note 6.
(8)	Aggregate gross unrealized appreciation for federal income tax purposes is $164,347; aggregate gross unrealized depreciation for federal income tax purposes is $478,744. Net unrealized depreciation is $314,397 based on a tax cost of $3,437,657.
♦	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
*	Denominated in USD unless otherwise noted.
**	Non-income producing security
***	Non-accrual status (see Note 2d)
†	Denote debt securities where the Company owns multiple tranches of the same broad asset type but whose security characteristics differ. Such differences may include level of subordination, call protection and pricing, differing interest rate characteristics, among other factors. Such factors are usually considered in the determination of fair values.
§	Position reflects a contingent payment agreement.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

Industry Classification	Percentage of Total Investments (at fair value) as of June 30, 2011
Education	9.6%
Diversified Service	9.6%
Healthcare	7.6%
Market Research	6.1%
Distribution	5.1%
Packaging	4.8%
Transportation	4.5%
Insurance	4.4%
Broadcasting & Entertainment	4.4%
Retail	4.4%
Software	4.1%
Asset Management	3.9%
Leisure Equipment	3.4%
Grocery	3.4%
Environmental & Facilities Services	3.1%
Business Services	3.0%
Financial Services	2.5%
Consumer Services	2.3%
Industrial	2.1%
Telecommunications	2.0%
Electronics	1.8%
Shipping	1.6%
Utilities	1.6%
Consumer Finance	1.4%
Logistics	1.2%
Media	1.2%
Consumer Products	0.3%
Consulting Services	0.2%
Machinery	0.2%
Beverages, Food & Tobacco	0.2%
Hotels, Motels, Inns & Gaming	0.0%

Total Investments	100.0%

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

March 31, 2011

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON AFFILIATED PORTFOLIO COMPANIES — 147.9%	Industry	Par Amount*	Cost	Fair Value(1)
CORPORATE DEBT — 139.4%
BANK DEBT/SENIOR SECURED LOANS — 51.7%
1st Lien Bank Debt/Senior Secured Loans — 6.9%
Altegrity, Inc., L+600, 2/21/15	Diversified Service	$12,406	$12,187	$12,499
Armored Autogroup Inc., L+425, 11/5/16	Consumer Products	3,491	3,491	3,491
ATI Acquisition Company, L+600, 12/30/14	Education	13,306	12,884	13,839
Brickman Group Holdings, Inc., L+550, 10/14/16	Environmental & Facilities Services	14,963	14,822	15,294
Brock Holdings III, Inc., L+450, 3/16/17	Environmental & Facilities Services	5,000	4,963	5,031
Educate, Inc., L+700, 6/14/14	Education	7,908	7,908	7,868
Insight Pharmaceuticals, LLC, L+500, 2/24/17	Consumer Products	7,500	7,388	7,462
Leslie’s Poolmart, Inc., L+300, 11/21/16	Retail	5,985	5,985	6,034
Multiplan, Inc., L+325, 8/26/17	Business Services	4,808	4,808	4,826
Penton Media, Inc., L+400, 8/1/14	Media	34,917	28,590	28,486
Playpower, Inc., L+950, 6/30/12	Leisure Equipment	15,890	14,433	14,380
RBS Holding Company, LLC, L+500, 3/23/17	Business Services	16,000	15,840	15,860

Total 1st Lien Bank Debt/Senior Secured Loans			$133,299	$135,070

2nd Lien Bank Debt/Senior Secured Loans — 44.8%
AB Acquisitions UK Topco 2 Limited (Alliance Boots), GBP L+425, 7/9/16 †	Retail	£11,400	$20,193	$17,725
AB Acquisitions UK Topco 2 Limited (Alliance Boots), E+425, 7/9/16 †	Retail	€3,961	5,563	5,537
Advantage Sales & Marketing, Inc., L+775, 6/18/18	Grocery	$60,000	59,494	61,200
Allied Security Holdings, LLC, L+700, 2/2/18	Business Services	51,000	50,527	52,020
Applied Systems, Inc., L+775, 6/8/17	Software	26,500	26,244	26,853
Asurion Corporation, L+650, 7/3/15	Insurance	115,026	114,181	114,307
Brock Holdings III, Inc., L+825, 3/16/18	Environmental & Facilities Services	45,000	44,102	46,350
Clean Earth, Inc., 13.00%, 8/1/14	Environmental & Facilities Services	25,000	25,000	24,875
Datatel, Inc., L+725, 2/19/18	Education	21,000	20,896	21,341
Garden Fresh Restaurant Corp., L+975, 12/11/13	Retail	46,600	46,600	48,091
IPC Systems, Inc., L+525, 6/1/15	Telecommunications	44,250	41,635	42,038
Kronos, Inc., L+575 Cash or L+650 PIK, 6/11/15	Electronics	60,000	60,000	59,600

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2011

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON AFFILIATED PORTFOLIO COMPANIES — 147.9%	Industry	Par Amount*	Cost	Fair Value(1)
2nd Lien Bank Debt/Senior Secured Loans — (continued)
Ozburn-Hessey Holding Company LLC, L+850, 10/8/16	Logistics	$38,000	$37,966	$38,570
Ranpak Corp., 12/27/14 (2) †	Packaging	43,550	38,532	43,550
Ranpak Corp., 12/27/14 (3) †	Packaging	€21,970	27,767	31,178
Sedgwick Holdings, Inc., L+750, 5/26/17	Business Services	$25,000	24,657	25,250
Sheridan Holdings, Inc., L+575 Cash of L+650 PIK, 6/15/15	Healthcare	67,847	67,090	67,847
TransFirst Holdings, Inc., L+600 Cash or L+675 PIK, 6/15/15	Financial Services	37,512	36,714	35,749
Valerus Compression Services, LP, 11.50%, 3/26/18	Industrial	40,000	40,000	40,000
Vertafore, Inc., L+825, 10/29/17	Software	75,000	74,282	76,594

Total 2nd Lien Bank Debt/Senior Secured Loans			$861,443	$878,675

TOTAL BANK DEBT/SENIOR SECURED LOANS			$994,742	$1,013,745

Subordinated Debt/Corporate Notes — 87.7%
AB Acquisitions UK Topco 2 Limited (Alliance Boots), GBP L+650 (GBP L+300 Cash / 3.50% PIK), 7/9/17	Retail	£49,664	$93,048	$77,618
Altegrity Inc., 0.00%, 8/2/16 ♦ †	Diversified Service	$3,545	1,846	1,846
Altegrity Inc., 11.75%, 5/1/16 ♦ †	Diversified Service	14,639	10,390	15,737
Altegrity Inc., 12.00%, 11/1/15 ♦ †	Diversified Service	100,000	100,000	107,900
Altegrity Inc., 10.50%, 11/1/15 ♦ †	Diversified Service	13,475	12,114	14,385
American Tire Distributors, Inc., 11.50%, 6/1/18 ♦ †	Distribution	25,000	25,000	27,375
American Tire Distributors, Inc., 9.75%, 6/1/17 †	Distribution	10,000	9,887	11,000
Angelica Corporation, 15.00% (12.00% Cash / 3.00% PIK), 2/4/14	Healthcare	60,000	60,000	62,940
ATI Acquisition Company, L+1100, 12/30/15	Education	38,500	37,843	39,559
Avaya Inc., 10.125% Cash or 10.875% PIK, 11/1/15	Telecommunications	7,140	7,176	7,289
Catalina Marketing Corporation, 11.625%, 10/1/17 ♦ †	Grocery	42,175	42,404	47,974
Catalina Marketing Corporation, 10.50%, 10/1/15 ♦ †	Grocery	5,000	5,108	5,425
Ceridian Corp., 12.25% Cash or 13.00% PIK, 11/15/15 †	Diversified Service	55,950	55,792	58,608
Ceridian Corp., 11.25%, 11/15/15 †	Diversified Service	34,300	33,874	35,801
Checkout Holding Corp. (Catalina Marketing), 0.00%, 11/15/15	Grocery	40,000	24,655	26,200
Delta Educational Systems, Inc., 14.20% (13.00% Cash / 1.20% PIK), 5/12/13	Education	19,753	19,464	20,286
Dura-Line Merger Sub, Inc., 14.25%(11.25% Cash / 3.00% PIK), 9/22/14	Telecommunications	42,654	42,179	42,654
Exova Limited, 10.50%, 10/15/18	Market Research	£18,000	28,823	30,296
First Data Corporation, 12.625%, 1/15/21 †	Financial Services	$9,219	7,971	10,053
First Data Corporation, 9.875%, 9/24/15 †	Financial Services	2,061	1,843	2,112

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2011

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON AFFILIATED PORTFOLIO COMPANIES — 147.9%	Industry	Par Amount*	Cost	Fair Value(1)
Subordinated Debt/Corporate Notes — (continued)
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

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2011

(in thousands, except shares and warrants)

INVESTMENTS IN NON-CONTROLLED/NON AFFILIATED PORTFOLIO COMPANIES — 147.9%	Industry	Shares	Cost	Fair Value(1)
Common Equity/Interests — (continued)
New Omaha Holdings Co-Invest LP (First Data) **	Financial Services	13,000,000	$65,000	$20,024
Penton Business Media Holdings, LLC **	Media	124	4,950	6,049
Pro Mach Co-Investment, LLC **	Machinery	150,000	1,500	4,558
RC Coinvestment, LLC (Ranpak Corp.) **	Packaging	50,000	5,000	6,008
Sorenson Communications Holdings, LLC Class A **	Consumer Services	454,828	46	2,030
Univar Inc.	Distribution	900,000	9,000	9,400
Varietal Distribution Holdings, LLC Class A **	Distribution	28,028	28	—

Total Common Equity/Interests			$135,628	$97,480

		Warrants
Warrants — 0.4%
CA Holding, Inc. (Collect America, Ltd.), Common **	Consumer Finance	7,961	$8	$—
Fidji Luxco (BC) S.C.A., Common (FCI) (4) **	Electronics	48,769	491	5,351
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Common **	Education	9,820	98	322
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class A-1 Preferred **	Education	45,947	459	837
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class B-1 Preferred **	Education	104,314	1,043	1,901

Total Warrants			$2,099	$8,411

TOTAL EQUITY			$137,727	$105,891

Total Investments in Non-Controlled/ Non-Affiliated Portfolio Companies			$2,900,378	$2,901,295

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2011

(in thousands, except shares and warrants)

INVESTMENTS IN NON-CONTROLLED/AFFILIATED PORTFOLIO COMPANIES — 1.9%(6)	Industry	Par Amount*	Cost	Fair Value(1)
CORPORATE DEBT — 0.6%
Subordinated Debt/Corporate Notes — 0.6%
DSI Renal Inc., 17.00% (10.00% Cash / 7.00% PIK), 4/7/14	Healthcare	$10,686	$10,686	$10,899

TOTAL CORPORATE DEBT			$10,686	$10,899

		Shares
EQUITY — 1.3%
Common Equity/Interests — 0.9%
CDSI I Holding Company, Inc. (DSI Renal Inc.) **	Healthcare	9,303	$9,300	$18,723

Total Common Equity/Interests			$9,300	$18,723

		Warrants
Warrants — 0.4%
CDSI I Holding Company, Inc. Series A (DSI Renal Inc.) **	Healthcare	2,031	$773	$2,169
CDSI I Holding Company, Inc. Series B (DSI Renal Inc.) **	Healthcare	2,031	645	1,837
CDSI I Holding Company, Inc. (DSI Renal Inc.) ** §	Healthcare	6,093,750	1,003	3,667

Total Warrants			$2,421	$7,673

TOTAL EQUITY			$11,721	$26,396

Total Investments in Non-Controlled/Affiliated Portfolio Companies			$22,407	$37,295

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

Name of Issuer	Fair Value at March 31, 2010	Gross Additions	Gross Reductions	Interest/ Dividend/ Other Income	Fair Value at March 31, 2011
Grand Prix Holdings, LLC (Innkeepers USA) Series A Preferred(8)	$5,268	$—	$—	$—	$—
AIC Credit Opportunity Fund LLC Common Equity(9)	73,514	1,700	—	12,334	95,212
Generation Brands Holdings, Inc. (Quality Home Brands)Common Equity	230	—	—	—	8
Generation Brands Holdings, Inc. (Quality Home Brands) Series H Common Equity	2,297	—	—	—	77
Generation Brands Holdings, Inc. (Quality Home Brands) Series 2L Common Equity	11,242	—	—	—	379
Grand Prix Holdings, LLC (Innkeepers USA) Common Equity(8)	—	—	—	—	—
LVI Parent Corp. Common Equity	—	16,096	—	110	15,892

	$92,551	$17,796	$—	$12,444	$111,568

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2011

(in thousands)

The Company has a 99%, 100%, 27% and 34% equity ownership interest in Grand Prix Holdings LLC, AIC Credit Opportunity Fund LLC, Generation Brands Holdings, Inc. and LVI Parent Corp., respectively.

(8)	See note 14.
(9)	See note 6.
(10)	Aggregate gross unrealized appreciation for federal income tax purposes is $202,082; aggregate gross unrealized depreciation for federal income tax purposes is $454,897. Net unrealized depreciation is $252,815 based on a tax cost of $3,302,973.
♦	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
*	Denominated in USD unless otherwise noted.
**	Non-income producing security
***	Non-accrual status (see note 2d)
†	Denote securities where the Company owns multiple tranches of the same broad asset type but whose security characteristics differ. Such differences may include level of subordination, call protection and pricing, differing interest rate characteristics, among other factors. Such factors are usually considered in the determination of fair values.
§	Position reflects a contingent payment agreement.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2011
Diversified Service	10.4%
Education	9.9%
Healthcare	7.5%
Retail	6.6%
Packaging	5.3%
Distribution	5.2%
Insurance	5.0%
Grocery	4.6%
Broadcasting & Entertainment	4.2%
Asset Management	4.1%
Environmental & Facilities Services	3.5%
Software	3.4%
Business Services	3.3%
Telecommunications	3.2%
Transportation	2.8%
Beverage, Food & Tobacco	2.8%
Financial Services	2.5%
Consumer Services	2.4%
Leisure Equipment	2.3%
Electronics	2.1%
Manufacturing	2.0%
Consumer Finance	1.4%
Industrial	1.3%
Logistics	1.3%
Media	1.1%
Market Research	1.0%
Consumer Products	0.4%
Consulting Services	0.2%
Machinery	0.2%
Hotels, Motels, Inns & Gaming	0.0%

Total Investments	100.0%

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the quarter ended June 30, 2011, there has been no change to the Company’s valuation techniques and related inputs considered in the valuation process.

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

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”) which results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company is currently assessing the potential impact that the adoption of ASU 2011-04 may have on the Company’s financial position and results of operations.

(c) Gains or losses on investments are calculated by using the specific identification method.

(d) The Company records interest and dividend income, adjusted for amortization of premium and accretion of discount, on an accrual basis. Some of our loans and other investments, including certain preferred equity investments, may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. At the point the Company believes PIK is not expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are reversed from the related receivable through interest or dividend income, respectively. The Company does not reverse previously capitalized PIK interest or dividends. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if the Company again believes that PIK is expected to be realized. For the three months ended June 30, 2011, accrued PIK totaled $3.5 million, on total investment income of $94.6 million. Loan origination fees, original issue discount, and market discounts are capitalized and amortized into income using the interest method or straight-line, as applicable. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and other investments as interest income when we receive such amounts. Structuring fees are recorded as other income when earned. Investments that are expected to pay regularly scheduled interest and/or dividends in cash are generally placed on non-accrual status when principal or interest/dividend cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest/dividend cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest or dividends are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining interest or dividend obligations. Interest or dividend cash payments received on non-accrual designated investments may be recognized as income or applied to principal depending upon management’s judgment.

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

(h) In accordance with Regulation S-X and ASC 810—Consolidation, the Company generally will not consolidate its interest in any company other than in investment company subsidiaries and controlled operating companies substantially all of whose business consists of providing services to the Company. Consequently, the Company generally will not consolidate special purpose entities through which the special purpose entity acquires and holds investments subject to financing with third parties. At June 30, 2011, the Company did not have any subsidiaries or controlled operating companies that were consolidated. See note 6.

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

(m) The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. Generally, only securities with a maturity of three months or less from the date of purchase would qualify, with limited exceptions. The Company deems that certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities would qualify as cash equivalents.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Note 3. Agreements

Apollo Investment has an Investment Advisory and Management Agreement (the “Investment Advisory Agreement”) with Apollo Investment Management, L.P. (the “Investment Adviser” or “AIM”), under which the Investment Adviser, subject to the overall supervision of Apollo Investment’s board of directors, will manage the day-to-day operations of, and provide investment advisory services to, Apollo Investment. For providing these services, the Investment Adviser receives a fee from Apollo Investment, consisting of two components—a base management fee and a performance-based incentive fee. The base management fee is determined by taking the average value of Apollo Investment’s gross assets at the end of the two most recently completed calendar quarters calculated at an annual rate of 2.00%. The incentive fee has two parts, as follows: one part is calculated and payable quarterly in arrears based on Apollo Investment’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies accrued during the calendar quarter, minus Apollo Investment’s operating expenses for the quarter (including the base management fee, any expenses payable under an administration agreement (the “Administration Agreement”) between Apollo Investment and Apollo Investment Administration, LLC (the “Administrator”), and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income does not include any realized capital gains computed net of all realized capital losses and unrealized capital depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of Apollo Investment’s net assets at the end of the immediately preceding calendar quarter, is compared to the rate of 1.75% per quarter (7% annualized). Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 2% base management fee.

Apollo Investment pays the Investment Adviser an incentive fee with respect to Apollo Investment’s pre-incentive fee net investment income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which Apollo Investment’s pre-incentive fee net investment income does not exceed 1.75%, which we commonly refer to as the performance threshold; (2) 100% of Apollo Investment’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds 1.75% but does not exceed 2.1875% in any calendar quarter; and (3) 20% of the amount of Apollo Investment’s pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are appropriately pro rated for any period of less than three months. The effect of the fee calculation described above is that if pre-incentive fee net investment income is equal to or exceeds 2.1875%, the Investment Adviser will receive a fee of 20% of Apollo Investment’s pre-incentive fee net investment income for the quarter. The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of Apollo Investment’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For accounting purposes only, we are required under GAAP to accrue a hypothetical capital gains incentive fee based upon net realized capital gains and unrealized capital appreciation and depreciation on investments held at the end of each period. The accrual of this hypothetical capital gains incentive fee assumes all unrealized capital appreciation and depreciation is realized in order to reflect a hypothetical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no such required accrual under GAAP for the fiscal quarters ended June 30, 2011 and 2010. It should be noted that a fee so calculated and accrued is not payable under the Investment Advisers Act of 1940 (“Advisers Act”) or Investment Advisory Agreement, and would not be paid based upon such

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser are consistent with the Advisers Act and formula reflected in the Investment Advisory Agreement which specifically excludes consideration of unrealized capital appreciation.

For the three months ended June 30, 2011 and 2010, the Company recognized $15,929 and $14,554, respectively, in base management fees and $8,381 and $10,207, respectively, in performance-based incentive fees. The fees for the three months ended June 30, 2011 reflect a reduction due to a prior payment of an unearned portion of the fees to the Investment Adviser of $2,783.

Apollo Investment has also entered into an Administration Agreement with the Administrator under which the Administrator provides administrative services for Apollo Investment. For providing these services, facilities and personnel, Apollo Investment reimburses the Administrator for Apollo Investment’s allocable portion of overhead and other expenses incurred by the Administrator and requested to be reimbursed in performing its obligations under the Administration Agreement, including rent and Apollo Investment’s allocable portion of its chief financial officer and chief compliance officer and their respective staffs that are requested to be reimbursed. The Administrator will also provide, on Apollo Investment’s behalf, managerial assistance to those portfolio companies to which Apollo Investment is required to provide such assistance. For the fiscal quarters ended June 30, 2011 and 2010, the Company recognized expenses under the Administration Agreement of $887 and $1,396, respectively.

Note 4. Net Asset Value Per Share

At June 30, 2011, the Company’s total net assets and net asset value per share were $1,911,232 and $9.76, respectively. This compares to total net assets and net asset value per share at March 31, 2011 of $1,961,031 and $10.03, respectively.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share, pursuant to ASC 260-10, for the three months ended June 30, 2011 and June 30, 2010, respectively:

	Three months ended June 30,
	2011		2010
Earnings per share — basic
Numerator for increase (decrease) in net assets per share:	$56		$(84,310)
Denominator for basic weighted average shares:	195,900,461		187,774,509
Basic earnings (loss) per share:	0.00		(0.45)

Earnings per share — diluted
Numerator for increase (decrease) in net assets per share:	$56		$(84,310)
Adjustment for interest on convertible notes and for incentive fees, net	2,575		—

Numerator for increase (decrease) in net assets per share, as adjusted	$2,631		$(84,310)
Denominator for weighted average shares, as adjusted for dilutive effect of convertible notes:	210,448,561		187,774,509
Diluted earnings (loss) per share:	0.00	*	(0.45)

*	In applying the if-converted method, conversion shall not be assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. For the three months ended June 30, 2011, anti-dilution would total $0.01.

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

We do not consolidate AIC Holdco or its wholly owned subsidiaries and accordingly only the value of our investment in AIC Holdco is included on our statements of assets and liabilities. The Senior Note, total return swap and Acquisition Loan are non-recourse to AIC Holdco, its subsidiaries and us and have standard events of default including failure to pay contractual amounts when due and failure by each of the underlying Apollo special purpose entities to provide additional credit support, sell assets or prepay a portion of its obligations if the value of the FDC Reference Obligation, the TXU Reference Obligation or the Boots Reference Obligation, as applicable, declines below specified levels. We may unwind any of these transactions at any time without penalty. From time to time we may provide additional capital to AIC Holdco for purposes of funding margin calls under one or more of the transactions described above among other reasons. During the fiscal year ended March 31, 2009, we provided $18,480 in additional capital to AIC Holdco. During the fiscal year ended

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

March 31, 2010, $9,336 of net capital was returned to us from AIC Holdco. During the fiscal year ended March 31, 2011, $1,700 of net capital was provided to AIC Holdco. During the three months ended June 30, 2011, no additional capital was provided to or returned from AIC Holdco.

Investments and cash equivalents consisted of the following as of June 30, 2011 and March 31, 2011.

	June 30, 2011		March 31, 2011
	Cost	Fair Value	Cost	Fair Value
Bank Debt/Senior Secured Loans	$994,060	$1,005,268	$994,742	$1,013,745
Subordinated Debt/Corporate Notes	1,716,915	1,735,116	1,719,439	1,730,656
Collateralized Loan Obligations	24,858	28,994	24,739	28,770
Preferred Equity	137,521	34,029	136,429	33,132
Common Equity/Interests	496,688	303,499	418,967	227,771
Warrants	4,519	16,354	4,520	16,084

Total Investments	$3,374,561	$3,123,260	$3,298,836	$3,050,158
Cash Equivalents	—	—	—	—

Total Investments and Cash Equivalents	$3,374,561	$3,123,260	$3,298,836	$3,050,158

At June 30, 2011, our investments and cash equivalents were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurement at Reporting Date Using:
Description	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Bank Debt/Senior Secured Loans	$1,005,268	$—	$—	$1,005,268
Subordinated Debt/Corporate Notes	1,735,116	—	—	1,735,116
Collateralized Loan Obligations	28,994	—	—	28,994
Preferred Equity	34,029	—	—	34,029
Common Equity/Interests	303,499	—	—	303,499
Warrants	16,354	—	—	16,354

Total Investments	$3,123,260	$—	$—	$3,123,260
Cash Equivalents	—	—	—	—

Total Investments and Cash Equivalents	$3,123,260	$—	$—	$3,123,260

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

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

The following chart shows the components of change in our investments categorized as Level 3, for the three months ended June 30, 2011.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)*
	Bank Debt / Senior Secured Loans	Subordinated Debt/Corporate Notes	Collateralized Loan Obligations	Preferred Equity	Common Equity/ Interests	Warrants	Total
Beginning Balance, March 31, 2011	$1,013,745	$1,730,656	$28,770	$33,132	$227,771	$16,084	$3,050,158
Total realized gains or losses included in earnings	6,556	(50,884)	—	—	217	—	(44,111)
Total unrealized gains or losses included in earnings	(7,779)	7,051	104	(195)	(1,994)	270	(2,543)
Purchases, including capitalized PIK(1)	316,089	450,109	120	1,092	77,722	—	845,132
Sales	(323,343)	(401,816)	—	—	(217)	—	(725,376)
Transfer out of Level 3(2)	—	—	—	—	—	—	—

Ending Balance, June 30, 2011	$1,005,268	$1,735,116	$28,994	$34,029	$303,499	$16,354	$3,123,260

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations.	$(1,014)	$(34,065)	$104	$(195)	$(1,994)	$270	$(36,894)

(1)	Includes accretion of discount and amortization of premiums of approximately $1,161, $2,876, $120, $48, $0, $0, and $4,205, respectively.
(2)	There were also no transfers into or out of Level 1 or Level 2 fair value measurements during the period shown.
*	Pursuant to fair value measurement and disclosure guidance, the Company currently categorizes investments by class as shown above.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Accumulated PIK interest activity for the three months ended June 30, 2011:
Three Months Ended
June 30, 2011
PIK balance at beginning of period	$165,651,145
Gross PIK interest capitalized	5,117,571
Adjustments due to loan exits	(60,109,351)
PIK interest received in cash	(49,337,353)

PIK balance at end of period	$61,322,012

The following chart shows the components of change in our investments categorized as Level 3, for the three months ended June 30, 2010.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)*
	Bank Debt / Senior Secured Loans	Subordinated Debt/Corporate Notes	Collateralized Loan Obligations	Preferred Equity	Common Equity/ Interests	Warrants	Total
Beginning Balance, March 31, 2010	$843,098	$1,659,504	$25,866	$33,868	$281,009	$10,235	$2,853,580
Total realized gains or losses included in earnings	760	10	56	—	—	—	826
Total unrealized gains or losses included in earnings	(11,205)	(96,463)	(964)	(4,415)	(25,643)	714	(137,976)
Purchases, including capitalized PIK(1)	145,450	93,202	105	967	4,825	—	244,549
Sales	(60,598)	(51,869)	(216)	—	—	—	(112,683)
Transfer in and/or out of Level 3(2)	—	—	—	—	—	—	—

Ending Balance, June 30, 2010	$917,505	$1,604,384	$24,847	$30,420	$260,191	$10,949	$2,848,296

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations.	$(10,943)	$(95,323)	$(949)	$(4,415)	$(25,643)	$714	$(136,559)

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

(1)	Includes accretion of discount and amortization of premiums of approximately $980, $6,233, $105, $47, $0, $0, and $7,365, respectively.
(2)	There were also no transfers into or out of Level 1 or Level 2 fair value measurements during the period shown.
*	Pursuant to fair value measurement and disclosure guidance, the Company currently categorizes investments by class as shown above.

Note 7. Foreign Currency Transactions and Translations

At June 30, 2011, the Company had outstanding non-US borrowings on its multicurrency revolving credit facility (the “Facility”) denominated in Euros and British Pounds. Unrealized appreciation or depreciation on these outstanding borrowings is indicated in the table below:

Foreign Currency	Local Currency	Original Borrowing Cost	Current Value	Reset Date	Unrealized Appreciation (Depreciation)
British Pound	£18,239	$29,709	$29,282	07/13/2011	$427
Euro	€9,098	13,195	13,191	07/13/2011	4
British Pound	£22,000	35,870	35,320	07/20/2011	550
Euro	€13,000	18,743	18,848	07/20/2011	(105)
British Pound	£30,218	48,037	48,514	07/27/2011	(477)
Euro	€47,218	64,338	68,458	07/29/2011	(4,120)
British Pound	£36,258	58,093	58,211	07/29/2011	(118)

		$267,985	$271,824		$(3,839)

At March 31, 2011, the Company had outstanding non-US borrowings on its multicurrency revolving credit facility denominated in Euros and British Pounds. Unrealized appreciation or depreciation on these outstanding borrowings is indicated in the table below:

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

These credits are applied by the custodian bank as a reduction of the monthly custody fees charged to the Company. The total amount of credits earned during the three months ended June 30, 2011 and June 30, 2010, were $0 and $0, respectively.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Note 9. Cash Equivalents

There were $0 and $0 of cash equivalents held at June 30, 2011 and March 31, 2011, respectively.

Note 10. Repurchase Agreements

The Company may enter into repurchase agreements as part of its investment program. The Company’s custodian takes possession of collateral pledged by the counterparty. The collateral is marked-to-market daily to ensure that the value, plus accrued interest, is at least equal to the repurchase price. In the event of default of the obligor to repurchase, the Company has the right to liquidate the collateral and apply the proceeds in satisfaction of the obligation. Under certain circumstances, in the event of default or bankruptcy by the counterparty to the agreement, realization and/or retention of the collateral or proceeds may be subject to legal proceedings. There were no repurchase agreements outstanding at June 30, 2011 or March 31, 2011.

Note 11. Financial Highlights

The following is a schedule of financial highlights for the three months ended June 30, 2011 and the year ended March 31, 2011:

	Three months ended June 30, 2011 (unaudited)	Year ended March 31, 2011
Per Share Data:
Net asset value, beginning of period	$10.03	$10.06

Net investment income	0.24	0.99
Net realized and unrealized gain (loss)	(0.23)	(0.05)

Net increase in net assets resulting from operations	0.01	0.94
Dividends to stockholders (1)	(0.28)	(1.13)
Effect of anti-dilution (dilution)	— *	0.16
Offering costs*	—	—

Net asset value at end of period	$9.76	$10.03

Per share market price at end of period	$10.21	$12.07

Total return (2)	(13.1%)	5.1%

Shares outstanding at end of period	195,914,060	195,501,549

Ratio/Supplemental Data:
Net assets at end of period (in millions)	$1,911.2	$1,961.0

Ratio of net investment income to average net assets	2.43%	10.19%

Ratio of operating expenses to average net assets	1.58%	6.37%
Ratio of interest and other debt expenses to average net assets	0.81%	2.56%

Ratio of total expenses to average net assets	2.39%	8.93%

Average debt outstanding	$1,157,149	$1,072,646

Average debt per share	$5.91	$5.55

Portfolio turnover ratio	23.9%	33.6%

(1)	Dividends and distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. Per share amounts reflect total dividends paid divided by average shares for the respective periods.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

(2)	Total return is based on the change in market price per share during the respective periods. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.
*	Represents less than one cent per average share.

Note 12. Debt

Revolving Credit Facility

At June 30, 2011, under the terms of the Facility, certain lenders have agreed to extend credit to Apollo Investment in an aggregate principal or face amount not exceeding $1,253,750 at any one time outstanding. The Facility permits Apollo Investment to seek additional commitments from new and existing lenders in the future, up to an aggregate Facility size not to exceed $2,000,000. The Facility is secured by substantially all of the assets in Apollo Investment’s portfolio, including cash and cash equivalents. Pricing with respect to the commitments is 300 basis points over LIBOR. The Facility contains affirmative and restrictive covenants, including: (a) periodic financial reporting requirements, (b) maintaining minimum stockholders’ equity of the greater of (i) 40% of the total assets of Apollo Investment and its consolidated subsidiaries as at the last day of any fiscal quarter and (ii) the sum of (A) $725,000 plus (B) 25% of the net proceeds from the sale of equity interests in Apollo Investment after the closing date of the Facility, (c) maintaining a ratio of total assets, less total liabilities (other than indebtedness) to total indebtedness, in each case of Apollo Investment and its consolidated subsidiaries, of not less than 2.0:1.0, (d) maintaining minimum liquidity, (e) limitations on the incurrence of additional indebtedness, including a requirement to meet a certain minimum liquidity threshold before Apollo Investment can incur such additional debt, (f) limitations on liens, (g) limitations on investments (other than in the ordinary course of Apollo Investment’s business), (h) limitations on mergers and disposition of assets (other than in the normal course of Apollo Investment’s business activities), (i) limitations on the creation or existence of agreements that permit liens on properties of Apollo Investment’s consolidated subsidiaries and (j) limitations on the repurchase or redemption of certain unsecured debt and debt securities. In addition to the asset coverage ratio described in clause (c) of the preceding sentence, borrowings under the Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in Apollo Investment’s portfolio. The remaining capacity under the Facility was $429,547 at June 30, 2011.

Senior Secured Notes

On September 30, 2010, the Company entered into a note purchase agreement with certain institutional accredited investors providing for a private placement issuance of $225,000 in aggregate principal amount of five-year, senior secured notes with a fixed interest rate of 6.25% and a maturity date of October 4, 2015 (the “Senior Secured Notes”). On October 4, 2010, the Senior Secured Notes issued by Apollo Investment were sold to certain institutional accredited investors pursuant to an exemption from registration under the Securities Act of 1933, as amended. Interest on the Senior Secured Notes is due semi-annually on April 4 and October 4, commencing on April 4, 2011.

Senior Unsecured Convertible Notes

On January 25, 2011, the Company closed a private offering of $200,000 aggregate principal amount of senior unsecured convertible notes (the “Convertible Notes”). The Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The Convertible Notes bear interest at an annual rate of 5.75%, payable semi-annually in arrears on January 15 and July 15 of each year, commencing on July 15, 2011. The Convertible Notes will mature on January 15, 2016 unless earlier

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

converted or repurchased at the holder’s option. Prior to December 15, 2015, the Convertible Notes will be convertible only upon certain corporate reorganizations, dilutive recapitalizations or dividends, or if, during specified periods our shares trade at more than 130% of the then applicable conversion price or the Convertible Notes trade at less than 97% of their conversion value and, thereafter, at any time. The Convertible Notes will be convertible by the holders into shares of common stock, initially at a conversion rate of 72.7405 shares of the Company’s common stock per $1 principal amount of Convertible Notes (14,548,100 common shares) corresponding to an initial conversion price of approximately $13.75, which represents a premium of 17.5% to the $11.70 per share closing price of the Company’s common stock on The NASDAQ Global Select Market on January 19, 2011. The conversion rate will be subject to adjustment upon certain events, such as stock splits and combinations, mergers, spin-offs, increases in dividends in excess of $0.28 per share per quarter and certain changes in control. Certain of these adjustments, including adjustments for increases in dividends, are subject to a conversion price floor of $11.70 per share. The Convertible Notes are senior unsecured obligations and rank senior in right of payment to our existing and future indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities. As more fully reflected in Note 5, the issuance is to be considered as part of the if-converted method for calculation and presentation of diluted EPS.

The average outstanding debt balance was $1,157,149 and $1,072,646 for the three months ended June 30, 2011 and the fiscal year ended March 31, 2011, respectively. The weighted average annual interest cost for the three months ended June 30, 2011 was 4.43%, exclusive of 1.10% for commitment fees and for other prepaid expenses related to establishing debt. The weighted average annual interest cost for the three months ended June 30, 2010 was 2.95%, exclusive of 1.00% for commitment fees and for other prepaid expenses related to establishing debt. This weighted average annual interest cost reflects the average interest cost for all debt. The maximum amount of debt outstanding during the three months ended June 30, 2011 and the fiscal year ended March 31, 2011 was $1,274,708 and $1,235,464, respectively, at value. As of June 30, 2011, the Company is in compliance with all debt covenants.

Note 13. Commitments and Contingencies

The Company has the ability to issue standby letters of credit through its Facility. At June 30, 2011 and June 30, 2010, the Company had issued standby letters of credit through JPMorgan Chase Bank, N.A. totaling $0 and $3,708, respectively.

As of June 30, 2011, AIC had four outstanding commitments with banks to purchase unsecured bridge loans in the aggregate amount of $138,000. AIC’s commitments were subject to the consummation of the underlying corporate transactions and conditional upon receipt of all necessary shareholder, regulatory and other applicable approvals. Post June 30, 2011, $78,000 of such unsecured bridge loan commitments were extinguished with the permanent placement of high yield securities.

The Company has a commitment to fund a revolving senior loan in the amount of $5,500. As of June 30, 2011, this revolving senior loan was unfunded.

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

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

On May 21, 2010, the special servicer with respect to certain of InnKeepers’ indebtedness, Midland Loan Services, Inc., filed a complaint against the Company in New York State Supreme Court, New York County (the “New York Court”). The Complaint alleges that the Company guaranteed certain property improvement projects which InnKeepers has failed to timely complete. The Complaint asserts a single claim for specific performance of the Company’s guaranty. On June 30, 2010, the Company filed a motion to dismiss with the New York Court. Oral argument on the motion to dismiss was heard on November 4, 2010, whereupon the judge dismissed Midland’s complaint without prejudice.

On July 19, 2010, Innkeepers disclosed that it had filed a voluntary petition in the United States Bankruptcy Court for the Southern District of New York under Chapter 11 of the United States Bankruptcy Code in order to effectuate a pre-arranged plan of reorganization. Following extensive proceedings in the Bankruptcy Court, on June 29, 2011, the Court confirmed a plan of reorganization.

Note 15. Subsequent Events

None

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Apollo Investment Corporation

We have reviewed the accompanying statements of assets and liabilities of Apollo Investment Corporation (the “Company”), including the schedule of investments, as of June 30, 2011 and the related statements of operations for the three month periods ended June 30, 2011 and June 30, 2010, and the statement of cash flows for the three month periods ended June 30, 2011 and June 30, 2010 and the statement of changes in net assets for the three month period ended June 30, 2011. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities, including the schedule of investments, as of March 31, 2011, and the related statement of operations, statement of changes in net assets and of cash flows for the year then ended (not presented herein), and in our report dated May 31, 2011, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of assets and liabilities as of March 31, 2011 and in the statement of changes in net assets for the year then ended, is fairly stated in all material respects in relation to the statement of assets and liabilities from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

New York, New York

August 3, 2011

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

OVERVIEW

Apollo Investment was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a BDC under the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a RIC under Subchapter M of the Code. Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. Apollo Investment commenced operations on April 8, 2004 upon completion of its initial public offering that raised $870 million in net proceeds selling 62 million shares of its common stock at a price of $15.00 per share. Since then, and through June 30, 2011, we have raised approximately $1.9 billion in net proceeds from additional offerings of common stock.

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

Portfolio and Investment Activity

During the three months ended June 30, 2011, we invested $836 million across 9 new and 10 existing portfolio companies, through a combination of primary and secondary market purchases. This compares to investing $221 million in 3 new and 8 existing portfolio companies for the three months ended June 30, 2010. Investments sold or prepaid during the three months ended June 30, 2011 totaled $733 million versus $114 million for the three months ended June 30, 2010.

At June 30, 2011, our net portfolio consisted of 72 portfolio companies and was invested 32% in senior secured loans, 57% in subordinated debt, 1% in preferred equity and 10% in common equity and warrants measured at fair value versus 68 portfolio companies invested 32% in senior secured loans, 57% in subordinated debt, 1% in preferred equity and 10% in common equity and warrants at June 30, 2010.

The weighted average yields on our senior secured loan portfolio, subordinated debt portfolio and total debt portfolio as of June 30, 2011 at our current cost basis were 9.2%, 12.3% and 11.1%, respectively. At June 30, 2010, the yields were 8.8%, 13.3% and 11.7%, respectively.

Since the initial public offering of Apollo Investment in April 2004 and through June 30, 2011, invested capital totaled over $8.1 billion in 155 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 100 different financial sponsors.

At June 30, 2011, 60% or $1.7 billion of our income-bearing investment portfolio is fixed rate and 40% or $1.1 billion is floating rate, measured at fair value. On a cost basis, 61% or $1.7 billion of our income-bearing investment portfolio is fixed rate and 39% or $1.1 billion is floating rate. At June 30, 2010, 61% or $1.6 billion of our income-bearing investment portfolio was fixed rate and 39% or $1.0 billion was floating rate. On a cost basis, 63% or $1.8 billion of our income-bearing investment portfolio was fixed rate and 37% or $1.1 billion was floating rate.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered in the valuation process of independent valuation firms. For the quarter ended June 30, 2011, there has been no change to the Company’s valuation techniques and related inputs considered in the valuation process.

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

Accounting Standards Update No. 2010-06, Improving Disclosure about Fair Value Measurements was released in January 2010 and is effective for periods beginning after December 15, 2009, except for separate disclosures for purchases, sales, issuances, and settlements, as applicable, in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. This update improves financial statement disclosure around transfers in and out of level 1 and 2 fair value measurements, around valuation techniques and inputs and around other related disclosures. Transfers between levels, if any, are recognized at the end of the reporting period. See certain additional disclosures in note 6 to our financial statements. There were no transfers into or out of Level 1, Level 2 or Level 3 during the periods shown.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”) which results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company is currently assessing the potential impact that the adoption of ASU 2011-04 may have on the Company’s financial position and results of operations.

Revenue Recognition

The Company records interest and dividend income, adjusted for amortization of premium and accretion of discount, on an accrual basis. Some of our loans and other investments, including certain preferred equity investments, may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. At the point the Company believes PIK is not expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are reversed from the related receivable through interest or dividend income, respectively. The Company does not reverse previously capitalized PIK interest or dividends. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if the Company again believes that PIK is expected to be realized. For the three months ended June 30, 2011, accrued PIK totaled $3.5 million, on total investment income of $94.6 million. Loan origination fees, original issue discount, and market discounts are capitalized and amortized into income using the interest method or straight-line, as applicable. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and other investments as interest income when we receive such amounts. Structuring fees are recorded as other income when earned. Investments that are expected to pay regularly scheduled interest and/or dividends in cash are generally placed on non-accrual status when principal or interest/dividend cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest/dividend cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest or dividends are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining interest or dividend obligations. Interest or dividend cash payments received on non-accrual designated investments may be recognized as income or applied to principal depending upon management’s judgment.

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

RESULTS OF OPERATIONS

Results comparisons are for the three months ended June 30, 2011 and June 30, 2010.

Investment Income

For the three months ended June 30, 2011 and June 30, 2010, gross investment income totaled $94.6 million and $78.2 million, respectively. The increase in gross investment income for the June 2011 quarter was primarily due to an increase in the receipt of prepayment premiums and other deal related fees as compared to the prior June 2010 quarter.

Expenses

Expenses totaled $46.9 million and $37.4 million, respectively, for the three months ended June 30, 2011 and June 30, 2010, of which $24.3 million and $24.8 million, respectively, were base management fees and performance-based incentive fees and $16.0 million and $9.9 million, respectively, were interest and other debt expenses. Administrative services and other general and administrative expenses totaled $6.7 million and $2.8 million, respectively, for the three months June 30, 2011 and June 30, 2010, respectively. Expenses consist of base investment advisory and management fees, insurance expenses, administrative services fees, legal fees, directors’ fees, audit and tax services expenses, and other general and administrative expenses. The increase in expenses from the June 2010 to the June 2011 quarter was primarily due to an increase in interest expense as our average interest cost in the current period is over 150 basis points higher than in the year ago period. This increase resulted from the issuance of two tranches of long-term fixed rate debt in periods subsequent to the three month period ended June 30, 2010. In addition, the Company recognized approximately $3.5 million in net non-recurring expenses, including legal and other professional expenses of $4.2 million net of a non-recurring reduction of administrative expenses.

Net Investment Income

The Company’s net investment income totaled $47.7 million and $40.8 million, or $0.24 and $0.22, on a per average share basis, respectively, for the three months ended June 30, 2011 and June 30, 2010.

Net Realized Losses

The Company had investment sales and prepayments totaling $733 million and $114 million, respectively, for the three months ended June 30, 2011 and June 30, 2010. Net realized losses for the three months ended June 30, 2011 were $45.9 million. For the three months ended June 30, 2010, net realized gains totaled $3.9 million. Net realized losses for the June 2011 quarter were primarily derived from the realization of previously reported unrealized losses on our investment in Playpower Holdings. Net realized gains for the June 2010 quarter were primarily derived from foreign currencies.

Net Unrealized Appreciation (Depreciation) on Investments, Cash Equivalents and Foreign Currencies

For the three months ended June 30, 2011 and June 30, 2010, net change in unrealized depreciation on the Company’s investments, cash equivalents, foreign currencies and other assets and liabilities totaled $1.7 million and $129.0 million, respectively. For the three months ended June 30, 2011, the increase in unrealized depreciation was derived from a decline in general capital market conditions offset by the recognition of realized losses which reversed unrealized depreciation. For the three months ended June 30, 2010, depreciation was primarily due to net changes in specific portfolio company fundamentals and slightly weaker capital market conditions.

Net Increase in Net Assets From Operations

For the three months ended June 30, 2011, the Company had a net increase in net assets resulting from operations of $0.1 million. For the three months ended June 30, 2010, the Company had a net decrease in net assets resulting from operations of $84.3 million. For the three months ended June 30, 2011 basic and diluted earnings per average share were $0.00. The loss per average share was $0.45 for the three months ended June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through periodic follow-on equity and debt offerings, our senior secured, multi-currency $1.25 billion revolving credit facility (see note 12 within the Notes to Financial Statements) (the “Facility”), our senior secured notes, investments in special purpose entities in which we hold and finance particular investments on a non-recourse basis, as well as from cash flows from operations, investment sales of liquid assets and prepayments of senior and subordinated loans and income earned from investments. The Company also has investments in its portfolio that contain PIK provisions. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders annually in the form of dividends, even though the Company has not yet collected the cash. For the three months ended June 30, 2011, accrued PIK totaled $3.5 million, on total investment income of $94.6 million. At June 30, 2011, the Company had $824 million in borrowings outstanding on its Facility and $430 million of unused capacity. On April 13, 2011, $380 million of commitments on the Facility matured. As of June 30, 2011, aggregate lender commitments under the Facility total $1,253,750,000.

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

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. (See note 2(m) within the accompanying financial statements.) At the end of each fiscal quarter, we consider taking proactive steps utilizing cash equivalents with the objective of enhancing our investment flexibility during the following quarter, pursuant to Section 55 of the 1940 Act. More specifically, we may purchase U.S. Treasury bills from time-to-time on the last business day of the quarter and typically close out that position on the following business day, settling the sale transaction on a net cash basis with the purchase, subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our Facility, as we deem appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. There were no cash equivalents held as of June 30, 2011.

Contractual Obligations

	Payments due by Period as of June 30, 2011 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Revolving Credit Facility (1)	$824	$—	$824	$—	$	—
Senior Secured Notes	$225	$—	$—	$225	$	—
Unsecured Notes	$200	$—	$—	$200	$	—

(1)	At June 30, 2011, $430 million remained unused under our Facility.

Information about our senior securities is shown in the following table as of each year ended March 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (dollars in thousands)(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2012 (through June 30, 2011)	$824,203	$1,669	$—	N/A
Fiscal 2011	628,443	1,707	—	N/A
Fiscal 2010	1,060,616	2,671	—	N/A
Fiscal 2009	1,057,601	2,320	—	N/A
Fiscal 2008	1,639,122	2,158	—	N/A
Fiscal 2007	492,312	4,757	—	N/A
Fiscal 2006	323,852	4,798	—	N/A
Fiscal 2005	—	—	—	N/A
Senior Secured Notes
Fiscal 2012 (through June 30, 2011)	$225,000	$456	$—	N/A
Fiscal 2011	225,000	611	—	N/A
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
Fiscal 2005	—	—	—	N/A
Unsecured Notes
Fiscal 2012 (through June 30, 2011)	$200,000	$405	$—	N/A
Fiscal 2011	200,000	544	—	N/A
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
Fiscal 2005	—	—	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit was divided based on the amount outstanding at the end of the period for each.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, as senior securities are not registered for public trading.

We have entered into two contracts under which we have future commitments: the Investment Advisory Agreement, pursuant to which AIM has agreed to serve as our investment adviser, and the Administration Agreement, pursuant to which the Administrator has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations and provide on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. Payments under the Investment Advisory Agreement are equal to (1) a percentage of the value of our average gross assets and (2) a two-part incentive fee. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and our allocable portion of the costs of our chief financial officer and chief compliance officer and their respective staffs. Either party may terminate each of the Investment Advisory Agreement and Administration Agreement without penalty upon not more than 60 days’ written notice to the other. Please see note 3 within our financial statements for more information.

Off-Balance Sheet Arrangements (dollars in thousands)

The Company has the ability to issue standby letters of credit through its Facility. At June 30, 2011 and June 30, 2010, the Company had issued standby letters of credit through JPMorgan Chase Bank, N.A. totaling $0 and $3,708, respectively.

As of June 30, 2011, AIC had four outstanding commitments with banks to purchase unsecured bridge loans in the aggregate amount of $138,000. AIC’s commitments were subject to the consummation of the underlying corporate transactions and conditional upon receipt of all necessary shareholder, regulatory and other applicable approvals. Post June 30, 2011, $78,000 of such unsecured bridge loan commitments were extinguished with the permanent placement of high yield securities.

The Company has a commitment to fund a revolving senior loan in the amount of $5,500. As of June 30, 2011, this revolving senior loan was unfunded.

AIC Credit Opportunity Fund LLC (amounts in thousands)

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

We do not consolidate AIC Holdco or its wholly owned subsidiaries and accordingly only the value of our investment in AIC Holdco is included on our statements of assets and liabilities. The Senior Note, total return swap and Acquisition Loan are non-recourse to AIC Holdco, its subsidiaries and us and have standard events of default including failure to pay contractual amounts when due and failure by each of the underlying Apollo special purpose entities to provide additional credit support, sell assets or prepay a portion of its obligations if the value of the FDC Reference Obligation, the TXU Reference Obligation or the Boots Reference Obligation, as applicable, declines below specified levels. We may unwind any of these transactions at any time without penalty. From time to time we may provide additional capital to AIC Holdco for purposes of funding margin calls under one or more of the transactions described above among other reasons. During the fiscal year ended March 31, 2009, we provided $18,480 in additional capital to AIC Holdco. During the fiscal year ended March 31, 2010, $9,336 of net capital was returned to us from AIC Holdco. During the fiscal year ended March 31, 2011, $1,700 of net capital was provided to AIC Holdco. During the three months ended June 30, 2011, no additional capital was provided to or returned from AIC Holdco.

Dividends

Dividends paid to stockholders for the three months ended June 30, 2011 and June 30, 2010 totaled $54.9 million or $0.28 per share, and $54.3 million or $0.28 per share, respectively. Tax characteristics of all dividends will be reported to shareholders on Form 1099 after the end of the calendar year. Our quarterly dividends, if any, will be determined by our Board of Directors. We expect that our distributions to shareholders generally will be from accumulated net investment income and from net realized capital gains, as applicable.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. During the three months ended June 30, 2011, many of the loans in our portfolio had floating interest rates. These loans are usually based on floating LIBOR and typically have durations of one to six months after which they reset to current market interest rates. As the percentage of our U.S. mezzanine and other subordinated loans increase as a percentage of our total investments, we expect that more of the loans in our portfolio will have fixed rates. The Company also has a revolving credit facility that is based on floating LIBOR rates. Assuming no changes to our balance sheet as of June 30, 2011, a hypothetical one percent increase in LIBOR on our floating rate assets and liabilities would decrease our earnings by three cents per average share over the next twelve months. Assuming no changes to our balance sheet as of June 30, 2011, a hypothetical one percent decrease in LIBOR on our floating rate assets and liabilities would increase our earnings by three cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the three months ended June 30, 2011, we did not engage in interest rate hedging activities.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of June 30, 2011 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financing reporting that occurred during the first fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 21, 2010, the special servicer with respect to certain of InnKeepers’ indebtedness, Midland Loan Services, Inc., filed a complaint against the Company in New York State Supreme Court, New York County (the “New York Court”). The Complaint alleges that the Company guaranteed certain property improvement projects which InnKeepers has failed to timely complete. The Complaint asserts a single claim for specific performance of the Company’s guaranty. On June 30, 2010, the Company filed a motion to dismiss with the New York Court. Oral argument on the motion to dismiss was heard on November 4, 2010, whereupon the judge dismissed Midland’s complaint without prejudice.

On July 19, 2010, Innkeepers disclosed that it had filed a voluntary petition in the United States Bankruptcy Court for the Southern District of New York under Chapter 11 of the United States Bankruptcy Code in order to effectuate a pre-arranged plan of reorganization. Following extensive proceedings in the Bankruptcy Court, on June 29, 2011, the Court confirmed a plan of reorganization.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 and the new or amended risk factors set forth below, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

Changes in interest rates may affect our cost of capital and net investment income.

Because we borrow money, and may issue preferred stock to finance investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay dividends on preferred stock and the rate at which we invest these funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase except to the extent we issue fixed rate debt or preferred stock, which could reduce our net investment income. A failure by the U.S. to reach agreement on the national debt ceiling or a budget may cause market rates of interest to rise and increase our cost of funds, perhaps materially. Our long-term fixed-rate investments are financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Interest rate hedging activities do not protect against credit risk. We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in LIBOR would affect our investment income over a one-year horizon by approximately three cents per average shares which we would not view as material. In addition, we believe that our interest rate matching strategy and our ability to hedge mitigates the effects any changes in interest rates may have on our investment income. Although management believes that this is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase or decrease in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

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

RISKS RELATED TO OUR INVESTMENTS

We may be obligated to pay our investment adviser incentive compensation even if we incur a loss.

Our investment adviser is entitled to incentive compensation for each fiscal quarter in an amount equal to a percentage of the excess of our pre-incentive fee net investment income for that quarter (before deducting incentive compensation) above a performance threshold for that quarter. Accordingly, since the performance threshold is based on a percentage of our net asset value, decreases in our net asset value make it easier to achieve the performance threshold. Our pre-incentive fee net investment income for incentive compensation purposes excludes realized and unrealized capital losses or depreciation that we may incur in the fiscal quarter, even if such capital losses or depreciation result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay AIM incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter. In addition, increases in interest rates, including increases resulting from a failure of the U.S. to raise the federal debt ceiling or agree upon a budget, may increase the amount of incentive fees we pay to our investment adviser even though our performance relative to the market has not increased.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1	Articles of Amendment and Restatement, as amended (1)

3.2	Third Amended and Restated Bylaws (2)

4.1	Form of Stock Certificate (3)

4.2	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the registrant have been omitted but will be furnished to the Commission upon request.

10.1	Amended and Restated Investment Advisory Management Agreement between Registrant and Apollo Investment Management, L.P. (4)

10.2	Amended and Restated Administration Agreement between Registrant and Apollo Investment Administration, LLC (4)

10.3	Dividend Reinvestment Plan (3)

10.4	Custodian Agreement (3)

10.5	License Agreement between the Registrant and Apollo Management, L.P. (4)

10.6	Form of Transfer Agency and Service Agreement (4)

10.7	Amended and Restated Senior Secured Revolving Credit Agreement (5)

22.1	Proxy Statement (6)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Filed herewith.
(1)	Incorporated by reference from the Registrant’s post-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on August 14, 2006.
(2)	Incorporated by reference from the Registrant’s Form 8-K filed on November 6, 2009.
(3)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on March 12, 2004.
(4)	Incorporated by reference from the Registrant’s Form 10-K, filed on May 26, 2010.
(5)	Incorporated by reference from the Registrant’s Form 8-K filed on December 23, 2009.
(6)	Incorporated by reference from the Registrant’s 14A filed on June 21, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 3, 2011.

APOLLO INVESTMENT CORPORATION

By:	/s/ JAMES C. ZELTER
James C. Zelter
Chief Executive Officer

By:	/s/ RICHARD L. PETEKA
Richard L. Peteka
Chief Financial Officer and Treasurer