Form 10-Q
period 2011-09-30
APOLLO INVESTMENT CORP
filed 2011-11-03
CIK 1278752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2011

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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of November 3, 2011 was 197,043,398.

APOLLO INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Apollo Investment”, “Company”, “AIC”, “Fund”, “we”, “us” and “our” refer to Apollo Investment Corporation unless the context otherwise states.

Item 1. Financial Statements

APOLLO INVESTMENT CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share amounts)

	September 30, 2011 (unaudited)	March 31, 2011
Assets
Non-controlled/non-affiliated investments, at value (cost—$2,888,177 and $2,900,378, respectively)	$2,633,950	$2,901,295
Non-controlled/affiliated investments, at value (cost—$85 and $22,407, respectively)	79	37,295
Controlled investments, at value (cost—$493,261 and $376,051, respectively)	193,276	111,568
Cash	6,320	5,471
Foreign currency (cost—$1,431 and $881, respectively)	1,378	883
Receivable for investments sold	24,577	13,461
Interest receivable	50,185	45,686
Dividends receivable	5,118	5,131
Miscellaneous income receivable	600	—
Receivable from investment adviser	—	576
Prepaid expenses and other assets	22,564	27,447

Total assets	$2,938,047	$3,148,813

Liabilities
Debt (see note 7 & 12)	$1,223,473	$1,053,443
Payable for investments and cash equivalents purchased	24,699	37,382
Dividends payable	54,990	54,740
Management and performance-based incentive fees payable (see note 3)	26,932	27,553
Interest payable	10,723	9,703
Accrued administrative expenses	1,582	1,738
Other liabilities and accrued expenses	1,672	3,223

Total liabilities	$1,344,071	$1,187,782

Net Assets
Common stock, par value $.001 per share, 400,000 and 400,000 common shares authorized, respectively, and 196,393 and 195,502 issued and outstanding, respectively	$196	$196
Paid-in capital in excess of par (see note 2f)	2,881,544	2,871,559
Undistributed net investment income (see note 2f)	39,905	56,557
Accumulated net realized loss (see note 2f)	(780,006)	(713,873)
Net unrealized depreciation	(547,663)	(253,408)

Total net assets	$1,593,976	$1,961,031

Total liabilities and net assets	$2,938,047	$3,148,813

Net Asset Value Per Share	$8.12	$10.03

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share amounts)

	Three months ended		Six months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
INVESTMENT INCOME:
From non-controlled/non-affiliated investments:
Interest	$79,473	$76,841	$161,092	$149,346
Dividends	1,090	1,800	4,285	2,720
Other income	5,965	3,639	13,240	5,308
From non-controlled/affiliated investments:
Interest	494	3,188	899	6,342
From controlled investments:
Interest	1,206	—	1,220	—
Dividends	5,753	6,031	7,837	6,031

Total Investment Income	$93,981	$91,499	$188,573	$169,747

EXPENSES:
Management fees (see note 3)	$15,549	$15,030	$31,478	$29,584
Performance-based incentive fees (see note 3)	11,383	12,545	19,764	22,752
Interest and other debt expenses	17,345	10,752	33,296	20,646
Administrative services expense	1,500	1,412	2,387	2,808
Other general and administrative expenses	2,672	1,578	8,454	2,948

Total expenses	48,449	41,317	95,379	78,738

Net investment income	$45,532	$50,182	$93,194	$91,009

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS AND FOREIGN CURRENCIES:
Net realized gain (loss):
Investments and cash equivalents	$(20,393)	$(87,907)	$(64,590)	$(87,127)
Foreign currencies	208	(1,471)	(1,543)	1,616

Net realized loss	(20,185)	(89,378)	(66,133)	(85,511)

Net change in unrealized gain (loss):
Investments and cash equivalents	(302,925)	120,011	(305,469)	(17,948)
Foreign currencies	10,328	(12,649)	11,214	(3,694)

Net change in unrealized gain (loss)	(292,597)	107,362	(294,255)	(21,642)

Net realized and unrealized gain (loss) from investments, cash equivalents and foreign currencies	(312,782)	17,984	(360,388)	(107,153)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(267,250)	$68,166	$(267,194)	$(16,144)

EARNINGS (LOSS) PER SHARE—BASIC AND DILUTED (see note 5)	$(1.36)	$0.35	$(1.36)	$(0.08)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except shares)

	Six months ended September 30, 2011 (unaudited)	Year ended March 31, 2011
Increase (decrease) in net assets from operations:
Net investment income	$93,194	$191,172
Net realized loss	(66,133)	(152,017)
Net change in unrealized gain (loss)	(294,255)	141,257

Net increase (decrease) in net assets resulting from operations	(267,194)	180,412

Dividends and distributions to stockholders:	(109,846)	(218,079)

Capital share transactions:
Net proceeds from shares sold	—	204,275
Less offering costs	(6)	(233)
Reinvestment of dividends	9,991	21,850

Net increase in net assets from capital share transactions	9,985	225,892

Total increase (decrease) in net assets:	(367,055)	188,225
Net assets at beginning of period	1,961,031	1,772,806

Net assets at end of period	$1,593,976	$1,961,031

Capital share activity:
Shares sold	—	17,250,000
Shares issued from reinvestment of dividends	891,209	2,037,631

Net increase in capital share activity	891,209	19,287,631

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six months ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net Decrease in Net Assets Resulting from Operations	$(267,194)	$(16,144)
Adjustments to reconcile net decrease:
PIK interest and dividends	(8,362)	(21,784)
Net amortization on investments	(8,783)	(15,859)
Increase (decrease) from foreign currency transactions	(1,167)	1,690
Net change in unrealized loss on investments, cash equivalents and foreign currencies	294,255	21,642
Net realized loss on investments, cash equivalents and foreign currencies	66,133	85,511
Changes in operating assets and liabilities:
Purchase of investments	(1,238,668)	(405,442)
Proceeds from disposition of investments and cash equivalents	1,108,661	239,620
Increase in interest and dividends receivable	(4,486)	(5,571)
Decrease in prepaid expenses and other assets	5,390	4,919
Increase (decrease) in management and performance-based incentive fees payable	(621)	1,212
Increase (decrease) in interest payable	1,020	(160)
Decrease in accrued expenses and other liabilities	(1,707)	(2,957)
Decrease in payable for investments and cash equivalents purchased	(12,683)	(535,997)
Decrease (increase) in receivable for investments sold	(11,116)	49,643

Net Cash Used by Operating Activities	$(79,328)	$(599,677)

Cash Flows from Financing Activities:
Net proceeds from the issuance of common stock	$—	$204,275
Offering costs from the issuance of common stock	(6)	(427)
Dividends paid in cash	(99,605)	(93,086)
Proceeds from debt	1,698,875	920,799
Payments on debt*	(1,518,537)	(891,757)

Net Cash Provided by Financing Activities	$80,727	$139,804

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$1,399	$(459,873)
Effect of exchange rates on cash balances	(55)	(8)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$6,354	$487,585

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,698	$27,704

Non-cash financing activities consist of the reinvestment of dividends totaling $9,991 and $10,530, respectively.

*	Includes deferred financing costs of $531 and $0, respectively.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited)

September 30, 2011

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON AFFILIATED PORTFOLIO COMPANIES—165.2%	Industry	Par Amount*	Cost	Fair Value(1)
CORPORATE DEBT—155.6%
BANK DEBT/SENIOR SECURED LOANS—52.6%
1st Lien Bank Debt/Senior Secured Loans—2.7%
ATI Acquisition Company, L+600, 12/30/14 ***	Education	$13,273	$12,875	$4,419
Penton Media, Inc., L+300 Cash / 1.00% PIK, 8/1/14	Media	34,913	29,074	24,657
RBS Holding Company, LLC, L+500, 3/23/17	Business Services	15,920	15,772	14,328

Total 1st Lien Bank Debt/Senior Secured Loans			$57,721	$43,404

2nd Lien Bank Debt/Senior Secured Loans—49.9%
Advantage Sales & Marketing, Inc., L+775, 6/18/18	Grocery	$58,000	$57,547	$56,006
Allied Security Holdings, LLC, L+700, 2/2/18	Business Services	43,000	42,599	41,710
Applied Systems, Inc., L+775, 6/8/17	Software	22,500	22,296	21,853
Asurion Corporation, L+750, 5/24/19	Insurance	56,000	55,728	53,914
Brock Holdings III, Inc., L+825, 3/16/18	Environmental & Facilities Services	39,000	38,261	36,173
Clean Earth, Inc., 13.00%, 8/1/14	Environmental & Facilities Services	25,000	25,000	24,875
Datatel, Inc., L+725, 2/19/18	Education	21,000	20,902	21,000
Garden Fresh Restaurant Corp., L+975, 12/11/13	Retail	46,600	46,898	46,973
Insight Pharmaceuticals, LLC, L+1175, 8/25/17	Consumer Products	20,000	19,604	19,900
IPC Systems, Inc., L+525, 6/1/15	Telecommunications	44,250	41,889	36,949
Kronos, Inc., L+575 Cash or L+650 PIK, 6/11/15	Electronics	40,000	40,000	38,033
Ozburn-Hessey Holding Company LLC, L+850, 10/8/16	Logistics	38,000	37,968	33,440
Ranpak Corp., L+750, 10/20/17 †	Packaging	85,000	85,000	79,900
Ranpak Corp., E+775, 10/20/17 †	Packaging	€40,000	58,042	52,863
Sedgwick Holdings, Inc., L+750, 5/26/17	Business Services	$18,100	17,867	17,557

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2011

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON AFFILIATED PORTFOLIO COMPANIES—165.2%	Industry	Par Amount*	Cost	Fair Value(1)
2nd Lien Bank Debt/Senior Secured Loans—(continued)
Sheridan Holdings, Inc., L+575 Cash or L+650 PIK, 6/15/15	Healthcare	$45,847	$45,166	$42,913
TransFirst Holdings, Inc., L+600 Cash or L+675 PIK, 6/15/15	Financial Services	37,512	36,791	34,061
Valerus Compression Services, LP, 11.50%, 3/26/18	Industrial	40,000	40,000	40,000
Vertafore, Inc., L+825, 10/29/17	Software	75,000	74,321	72,562
Wall Street Systems Holdings, Inc., L+750, 6/20/18	Software	25,000	24,757	24,250

Total 2nd Lien Bank Debt/Senior Secured Loans			$830,636	$794,932

TOTAL BANK DEBT/SENIOR SECURED LOANS			$888,357	$838,336

Subordinated Debt/Corporate Notes—103.0%
AB Acquisitions UK Topco 2 Limited (Alliance Boots), GBP L+650 (GBP L+300 Cash / 3.50% PIK), 7/9/17	Retail	£22,180	$43,644	$31,039
Altegrity Inc., 0.00%, 8/2/16 ♦ †	Diversified Service	$3,545	1,963	1,886
Altegrity Inc., 11.75%, 5/1/16 ♦ †	Diversified Service	14,639	10,744	13,468
Altegrity Inc., 12.00%, 11/1/15 ♦ †	Diversified Service	100,000	100,000	103,300
Altegrity Inc., 10.50%, 11/1/15 ♦ †	Diversified Service	13,475	12,249	12,532
American Tire Distributors, Inc., 11.50%, 6/1/18 ♦	Distribution	25,000	25,000	24,450
Angelica Corporation, 15.00% (12.00% Cash / 3.00% PIK), 10/15/16	Healthcare	52,941	52,941	52,941
ATI Acquisition Company, L+1100, 12/30/15***	Education	39,804	37,867	1,990
Avaya Inc., 10.125% Cash or 10.875% PIK, 11/1/15	Telecommunications	31,802	30,558	23,454
BCA Osprey II Limited (British Car Auctions), 12.50% PIK, 8/17/17	Transportation	£22,750	35,887	30,904
BCA Osprey II Limited (British Car Auctions), 12.50% PIK, 8/17/17	Transportation	€13,773	19,102	16,114
Burlington Coat Factory, 10.00%, 2/15/19	Retail	$3,750	3,590	3,187
Catalina Marketing Corporation, 11.625%, 10/1/17 ♦	Grocery	42,175	43,130	40,277
Ceridian Corp., 12.25% Cash or 13.00% PIK, 11/15/15 †	Diversified Service	55,950	55,817	44,690
Ceridian Corp., 11.25%, 11/15/15 †	Diversified Service	34,300	33,954	28,212
Clearwire Communications, 12.00%, 12/1/15	Telecommunications	25,843	25,114	22,742
Delta Educational Systems, Inc., 14.20% (13.00% Cash / 1.20% PIK), 5/12/13	Education	19,870	19,642	20,119
Exova Limited, 10.50%, 10/15/18 ♦	Market Research	£18,000	28,823	24,115
Exova Limited, 10.50%, 10/15/18	Market Research	5,000	8,165	6,699
First Data Corporation, 12.625%, 1/15/21 †	Financial Services	$9,219	8,000	6,903
First Data Corporation, 9.875%, 9/24/15 †	Financial Services	2,061	1,862	1,744
First Data Corporation, 8.25%, 1/15/21 †	Financial Services	9,219	8,057	7,369
FleetPride Corporation, 11.50%, 10/1/14 ♦ †	Transportation	47,500	47,500	46,550
FoxCo Acquisition Sub LLC, 13.375%, 7/15/16 ♦	Broadcasting & Entertainment	26,125	26,492	28,084

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2011

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON AFFILIATED PORTFOLIO COMPANIES—165.2%	Industry	Par Amount*	Cost	Fair Value(1)
Subordinated Debt/Corporate Notes—(continued)
FPC Holdings, Inc. (FleetPride Corporation), 14.00%, 6/30/15 ♦ †	Transportation	$37,846	$38,206	$37,467
Hub International Holdings, 10.25%, 6/15/15 ♦	Insurance	36,232	35,105	33,968
Intelsat Bermuda Ltd., 11.25%, 2/4/17 †	Broadcasting & Entertainment	99,000	101,142	88,110
Intelsat Bermuda Ltd., 11.50% Cash or 12.50% PIK, 2/4/17 †	Broadcasting & Entertainment	5,000	4,727	4,312
inVentiv Health, Inc., 10.50%, 8/15/18	Market Research	160,000	160,000	141,200
Laureate Education, Inc., 12.50%, 8/15/17 ♦	Education	53,540	52,852	53,005
N.E.W. Holdings I, LLC, L+750, 3/23/17	Consumer Services	45,111	45,219	44,322
Renal Advantage Holdings, Inc., 12.00%, 6/17/17	Healthcare	32,103	31,735	33,066
SeaCube Container Leasing Ltd., 11.00%, 4/28/16	Shipping	50,000	50,000	48,600
Sorenson Communications, Inc., 10.50%, 2/1/15 ♦	Consumer Services	32,500	32,055	19,337
SquareTwo Financial Corp. (Collect America, Ltd.), 11.625%, 4/1/17 ♦	Consumer Finance	40,000	39,410	38,200
SRA International, Inc., 11.00%, 10/1/19	Consulting Services	25,000	25,000	23,750
Texas Competitive Electric Holdings Company LLC, 11.50%, 10/1/20	Utilities	50,000	49,657	41,425
The ServiceMaster Company, 10.75% Cash or 11.50% PIK, 7/15/15 ♦	Diversified Service	52,173	54,134	52,629
TL Acquisitions, Inc. (Thomson Learning), 10.50%, 1/15/15♦	Education	120,500	98,317	75,313
Travelport LLC, 9.875%, 9/1/14 †	Business Services	19,779	18,404	12,955
Travelport LLC, L+462.5, 9/1/14 †	Business Services	13,000	10,619	7,540
Univar Inc., 12.00%, 6/30/18	Distribution	78,750	78,750	79,774
US Foodservice, 8.50%, 6/30/19 ♦	Beverage, Food & Tobacco	6,050	5,873	5,541
U.S. Renal Care, Inc., 13.25% (11.25% Cash / 2.00% PIK), 5/24/17	Healthcare	50,314	50,314	52,075
U.S. Security Associates Holdings, Inc., 11.00%, 7/28/18	Business Services	135,000	135,000	134,330
Varietal Distribution, 10.75%, 6/30/17	Distribution	€1,127	1,400	1,448
Varietal Distribution, 10.75%, 6/30/17	Distribution	$22,204	21,743	21,272

Total Subordinated Debt/Corporate Notes			$1,819,763	$1,642,408

TOTAL CORPORATE DEBT			$2,708,120	$2,480,744

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2011

(in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON AFFILIATED PORTFOLIO COMPANIES—165.2%	Industry	Par Amount*	Cost	Fair Value(1)
COLLATERALIZED LOAN OBLIGATIONS—1.1%
Babson CLO Ltd., Series 2008-2A Class E, L+975, 7/15/18 ♦	Asset Management	$11,000	$10,191	$10,477
Westbrook CLO Ltd., Series 2006-1A, L+370, 12/20/20 ♦	Asset Management	11,000	6,992	7,275

TOTAL COLLATERALIZED LOAN OBLIGATIONS			$17,183	$17,752

		Shares
PREFERRED EQUITY—2.2%
AHC Mezzanine LLC (Advanstar) **	Media	—	$1,063	$172
CA Holding, Inc. (Collect America, Ltd.) Series A **	Consumer Finance	7,961	788	1,592
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 13.50% PIK, 5/12/14	Education	12,360	24,006	24,522
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 12.50% PIK (Convertible)	Education	332,500	6,453	6,331
Varietal Distribution Holdings, LLC, 8.00% PIK	Distribution	3,097	4,338	2,627

TOTAL PREFERRED EQUITY			$36,648	$35,244

EQUITY—6.3%
Common Equity/Interests—5.8%
AB Capital Holdings LLC (Allied Security) **	Business Services	2,000,000	$2,000	$2,880
Accelerate Parent Corp. (American Tire) **	Distribution	3,125,000	3,125	3,910
A-D Conduit Holdings, LLC (Duraline)	Telecommunications	2,778	2,778	2,843
Altegrity Holding Corp.**	Diversified Service	353,399	13,797	13,479
CA Holding, Inc. (Collect America, Ltd.) Series A **	Consumer Finance	25,000	2,500	234
CA Holding, Inc. (Collect America, Ltd.) Series AA **	Consumer Finance	4,294	429	859
Clothesline Holdings, Inc. **	Healthcare	6,000	6,000	1,984
Explorer Coinvest LLC (Booz Allen) **	Consulting Services	430	4,300	5,947
Garden Fresh Restaurant Holding, LLC **	Retail	50,000	5,000	8,563
Gryphon Colleges Corporation (Delta Educational Systems, Inc.)**	Education	17,500	175	—
GS Prysmian Co-Invest L.P. (Prysmian Cables & Systems) (2,3) **	Industrial	—	—	148

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2011

(in thousands, except shares and warrants)

INVESTMENTS IN NON-CONTROLLED/NON AFFILIATED PORTFOLIO COMPANIES—165.2%	Industry	Shares	Cost	Fair Value(1)
Common Equity/Interests—(continued)
New Omaha Holdings Co-Invest LP (First Data) **	Financial Services	13,000,000	$65,000	$22,360
Penton Business Media Holdings, LLC **	Media	124	4,950	8,940
RC Coinvestment, LLC (Ranpak Corp.) **	Packaging	50,000	5,000	6,529
Sorenson Communications Holdings, LLC Class A **	Consumer Services	454,828	45	2,360
Univar Inc.	Distribution	900,000	9,000	11,130
Varietal Distribution Holdings, LLC Class A **	Distribution	28,028	28	—

Total Common Equity/Interests			$124,127	$92,166

		Warrants
Warrants—0.5%
CA Holding, Inc. (Collect America, Ltd.), Common **	Consumer Finance	7,961	$8	—
Fidji Luxco (BC) S.C.A., Common (FCI)(2) **	Electronics	48,769	491	$5,168
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Common **	Education	9,820	98	—
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class A-1 Preferred **	Education	45,947	459	890
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class B-1 Preferred **	Education	104,314	1,043	1,986

Total Warrants			$2,099	$8,044

TOTAL EQUITY			$126,226	$100,210

Total Investments in Non-Controlled/ Non-Affiliated Portfolio Companies			$2,888,177	$2,633,950

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2011

(in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/AFFILIATED PORTFOLIO COMPANIES—0.0%(4)	Industry	Shares	Cost	Fair Value(1)
EQUITY—0.0%
Common Equity/Interests—0.0%
JV Note Holdco LLC (DSI Renal Inc.)	Healthcare	9,303	$85	$79

Total Investments in Non-Controlled/Affiliated Portfolio Companies			$85	$79

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2011

(in thousands, except shares)

INVESTMENTS IN CONTROLLED PORTFOLIO COMPANIES—12.2%(5)	Industry	Par Amount*	Cost	Fair Value(1)
CORPORATE DEBT—2.2%
Subordinated Debt/Corporate Notes—2.2%
Playpower Holdings Inc., 14.00% PIK, 12/15/15 †	Leisure Equipment	$20,706	$20,706	$19,774
Playpower, Inc., 12.50% PIK, 12/31/15 †	Leisure Equipment	16,390	15,248	15,612

Total Subordinated Debt/Corporate Notes			$35,954	$35,386

TOTAL CORPORATE DEBT			$35,954	$35,386

		Shares
Preferred Equity—0.0%
Grand Prix Holdings, LLC Series A, 12.00% PIK (Innkeepers USA)(6) ***	Hotels, Motels, Inns & Gaming	2,989,431	$102,012	—

EQUITY—10.0%
Common Equity/Interests—10.0%
AIC Credit Opportunity Fund LLC(7)	Asset Management	—	$75,498	$53,926
Generation Brands Holdings, Inc. (Quality Home Brands) **	Consumer Products	750	—	82
Generation Brands Holdings, Inc. Series H (Quality Home Brands) **	Consumer Products	7,500	2,297	820
Generation Brands Holdings, Inc. Series 2L (Quality Home Brands) **	Consumer Products	36,700	11,242	4,014
Grand Prix Holdings, LLC (Innkeepers USA) (6) **	Hotels, Motels, Inns & Gaming	17,335,834	172,440	—
LVI Parent Corp. (LVI Services, Inc.)	Environmental & Facilities Services	14,981	16,096	16,726
Playpower Holdings Inc.	Leisure Equipment	1,000	77,722	82,322

Total Common Equity/Interests			$355,295	$157,890

TOTAL EQUITY			$355,295	$157,890

Total Investments in Controlled Portfolio Companies			$493,261	$193,276

Total Investments—177.4%(8)			$3,381,523	$2,827,305
Liabilities in Excess of Other Assets—(77.4%)				(1,233,329)

Net Assets—100.0%				$1,593,976

(1)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2).
(2)	Denominated in Euro (€).
(3)	The Company is the sole Limited Partner in GS Prysmian Co-Invest L.P.
(4)	Denotes investments in which we are an “Affiliated Person”, as defined in the 1940 Act, due to owning, controlling, or holding the power to vote, 5% or more of the outstanding voting securities of the investment. Transactions during the six months ended September 30, 2011 in these Affiliated investments are as follows:

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2011

(in thousands)

Name of Issuer	Fair Value at March 31, 2011	Gross Additions	Gross Reductions	Interest/Dividend Income	Fair Value at September 30, 2011
DSI Renal, Inc., 16.00% (10.00% Cash / 6.00% PIK)	$10,899	$—	$10,899	$899	$—
CDSI I Holding Company, Inc. (DSI Renal) Common Equity	18,723	—	21,269	—	—
CDSI I Holding Company, Inc. (DSI Renal) Series A Warrant	2,169	—	2,631	—	—
CDSI I Holding Company, Inc. (DSI Renal) Series B Warrant	1,837	—	2,631	—	—
CDSI I Holding Company, Inc. (DSI Renal) Contingent Payment Agreement	3,667	—	4,063	—	—
JV Note Holdco LLC (DSI Renal Inc.)	—	85	—	—	79

	$37,295	$85	$41,493	$899	$79

(5)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the six months ended September 30, 2011 in these Controlled investments are as follows:

Name of Issuer	Fair Value at March 31, 2011	Gross Additions	Gross Reductions	Interest/Dividend/ Other Income	Fair Value at September 30, 2011
Playpower Holdings, Inc., 14.00% PIK	$—	$20,706	$—	$714	$19,774
Playpower, Inc., 12.50% PIK	—	15,200	—	506	15,612
Grand Prix Holdings, LLC (Innkeepers USA) Series A Preferred (6)	—	—	—	—	—
AIC Credit Opportunity Fund LLC Common Equity (7)	95,212	3,758	—	7,837	53,926
Generation Brands Holdings, Inc. (Quality Home Brands)Common Equity	8	—	—	—	82
Generation Brands Holdings, Inc. (Quality Home Brands) Series H Common Equity	77	—	—	—	820
Generation Brands Holdings, Inc. (Quality Home Brands) Series 2L Common Equity	379	—	—	—	4,014
Grand Prix Holdings, LLC (Innkeepers USA) Common Equity (6)	—	—	—	—	—
LVI Parent Corp. Common Equity	15,892	—	—	—	16,726
Playpower Holdings Inc. Common Equity	—	77,722	—	—	82,322

	$111,568	$117,386	$—	$9,057	$193,726

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2011

(in thousands)

The Company has a 99%, 100%, 27%, 34% and 100% equity ownership interest in Grand Prix Holdings LLC, AIC Credit Opportunity Fund LLC, Generation Brands Holdings, Inc., LVI Parent Corp. and Playpower Holdings Inc., respectively.

(6)	See Note 14.
(7)	See Note 6.
(8)	Aggregate gross unrealized appreciation for federal income tax purposes is $56,009; aggregate gross unrealized depreciation for federal income tax purposes is $727,750. Net unrealized depreciation is $671,741 based on a tax cost of $3,499,046.
♦	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
*	Denominated in USD unless otherwise noted.
**	Non-income producing security
***	Non-accrual status (see Note 2d)
†	Denotes debt securities where the Company owns multiple tranches of the same broad asset type but whose security characteristics differ. Such differences may include level of subordination, call protection and pricing, differing interest rate characteristics, among other factors. Such factors are usually considered in the determination of fair values.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

Industry Classification	Percentage of Total Investments (at fair value) as of September 30, 2011
Diversified Service	9.6%
Business Services	8.2%
Education	7.4%
Healthcare	6.5%
Market Research	6.1%
Distribution	5.1%
Packaging	4.9%
Transportation	4.6%
Broadcasting & Entertainment	4.3%
Software	4.2%
Leisure Equipment	4.1%
Grocery	3.4%
Retail	3.2%
Insurance	3.1%
Telecommunications	3.0%
Environmental & Facilities Services	2.8%
Financial Services	2.6%
Asset Management	2.5%
Consumer Services	2.3%
Shipping	1.7%
Electronics	1.5%
Utilities	1.5%
Consumer Finance	1.4%
Industrial	1.4%
Media	1.2%
Logistics	1.2%
Consulting Services	1.1%
Consumer Products	0.9%
Beverages, Food & Tobacco	0.2%
Hotels, Motels, Inns & Gaming	0.0%

Total Investments	100.0%

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

March 31, 2011

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON AFFILIATED PORTFOLIO COMPANIES—147.9%	Industry	Par Amount*	Cost	Fair Value(1)
CORPORATE DEBT—139.4%
BANK DEBT/SENIOR SECURED LOANS—51.7%
1st Lien Bank Debt/Senior Secured Loans—6.9%
Altegrity, Inc., L+600, 2/21/15	Diversified Service	$12,406	$12,187	$12,499
Armored Autogroup Inc., L+425, 11/5/16	Consumer Products	3,491	3,491	3,491
ATI Acquisition Company, L+600, 12/30/14	Education	13,306	12,884	13,839
Brickman Group Holdings, Inc., L+550, 10/14/16	Environmental & Facilities Services	14,963	14,822	15,294
Brock Holdings III, Inc., L+450, 3/16/17	Environmental & Facilities Services	5,000	4,963	5,031
Educate, Inc., L+700, 6/14/14	Education	7,908	7,908	7,868
Insight Pharmaceuticals, LLC, L+500, 2/24/17	Consumer Products	7,500	7,388	7,462
Leslie’s Poolmart, Inc., L+300, 11/21/16	Retail	5,985	5,985	6,034
Multiplan, Inc., L+325, 8/26/17	Business Services	4,808	4,808	4,826
Penton Media, Inc., L+300 Cash / 1.00% PIK, 8/1/14	Media	34,917	28,590	28,486
Playpower, Inc., L+950, 6/30/12	Leisure Equipment	15,890	14,433	14,380
RBS Holding Company, LLC, L+500, 3/23/17	Business Services	16,000	15,840	15,860

Total 1st Lien Bank Debt/Senior Secured Loans			$133,299	$135,070

2nd Lien Bank Debt/Senior Secured Loans—44.8%
AB Acquisitions UK Topco 2 Limited (Alliance Boots), GBP L+425, 7/9/16 †	Retail	£11,400	$20,193	$17,725
AB Acquisitions UK Topco 2 Limited (Alliance Boots), E+425, 7/9/16 †	Retail	€3,961	5,563	5,537
Advantage Sales & Marketing, Inc., L+775, 6/18/18	Grocery	$60,000	59,494	61,200
Allied Security Holdings, LLC, L+700, 2/2/18	Business Services	51,000	50,527	52,020
Applied Systems, Inc., L+775, 6/8/17	Software	26,500	26,244	26,853
Asurion Corporation, L+650, 7/3/15	Insurance	115,026	114,181	114,307
Brock Holdings III, Inc., L+825, 3/16/18	Environmental & Facilities Services	45,000	44,102	46,350
Clean Earth, Inc., 13.00%, 8/1/14	Environmental & Facilities Services	25,000	25,000	24,875
Datatel, Inc., L+725, 2/19/18	Education	21,000	20,896	21,341
Garden Fresh Restaurant Corp., L+975, 12/11/13	Retail	46,600	46,600	48,091
IPC Systems, Inc., L+525, 6/1/15	Telecommunications	44,250	41,635	42,038
Kronos, Inc., L+575 Cash or L+650 PIK, 6/11/15	Electronics	60,000	60,000	59,600

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2011

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON AFFILIATED PORTFOLIO COMPANIES—147.9%	Industry	Par Amount*	Cost	Fair Value(1)
2nd Lien Bank Debt/Senior Secured Loans—(continued)
Ozburn-Hessey Holding Company LLC, L+850, 10/8/16	Logistics	$38,000	$37,966	$38,570
Ranpak Corp., 12/27/14 (2) †	Packaging	43,550	38,532	43,550
Ranpak Corp., 12/27/14 (3) †	Packaging	€21,970	27,767	31,178
Sedgwick Holdings, Inc., L+750, 5/26/17	Business Services	$25,000	24,657	25,250
Sheridan Holdings, Inc., L+575 Cash of L+650 PIK, 6/15/15	Healthcare	67,847	67,090	67,847
TransFirst Holdings, Inc., L+600 Cash or L+675 PIK, 6/15/15	Financial Services	37,512	36,714	35,749
Valerus Compression Services, LP, 11.50%, 3/26/18	Industrial	40,000	40,000	40,000
Vertafore, Inc., L+825, 10/29/17	Software	75,000	74,282	76,594

Total 2nd Lien Bank Debt/Senior Secured Loans			$861,443	$878,675

TOTAL BANK DEBT/SENIOR SECURED LOANS			$994,742	$1,013,745

Subordinated Debt/Corporate Notes—87.7%
AB Acquisitions UK Topco 2 Limited (Alliance Boots), GBP L+650 (GBP L+300 Cash / 3.50% PIK), 7/9/17	Retail	£49,664	$93,048	$77,618
Altegrity Inc., 0.00%, 8/2/16 ♦ †	Diversified Service	$3,545	1,846	1,846
Altegrity Inc., 11.75%, 5/1/16 ♦ †	Diversified Service	14,639	10,390	15,737
Altegrity Inc., 12.00%, 11/1/15 ♦ †	Diversified Service	100,000	100,000	107,900
Altegrity Inc., 10.50%, 11/1/15 ♦ †	Diversified Service	13,475	12,114	14,385
American Tire Distributors, Inc., 11.50%, 6/1/18 ♦ †	Distribution	25,000	25,000	27,375
American Tire Distributors, Inc., 9.75%, 6/1/17 †	Distribution	10,000	9,887	11,000
Angelica Corporation, 15.00% (12.00% Cash / 3.00% PIK), 2/4/14	Healthcare	60,000	60,000	62,940
ATI Acquisition Company, L+1100, 12/30/15	Education	38,500	37,843	39,559
Avaya Inc., 10.125% Cash or 10.875% PIK, 11/1/15	Telecommunications	7,140	7,176	7,289
Catalina Marketing Corporation, 11.625%, 10/1/17 ♦ †	Grocery	42,175	42,404	47,974
Catalina Marketing Corporation, 10.50%, 10/1/15 ♦ †	Grocery	5,000	5,108	5,425
Ceridian Corp., 12.25% Cash or 13.00% PIK, 11/15/150 †	Diversified Service	55,950	55,792	58,608
Ceridian Corp., 11.25%, 11/15/15 †	Diversified Service	34,300	33,874	35,801
Checkout Holding Corp. (Catalina Marketing), 0.00%, 11/15/15	Grocery	40,000	24,655	26,200
Delta Educational Systems, Inc., 14.20% (13.00% Cash / 1.20% PIK), 5/12/13	Education	19,753	19,464	20,286
Dura-Line Merger Sub, Inc., 14.25%(11.25% Cash / 3.00% PIK), 9/22/14	Telecommunications	42,654	42,179	42,654
Exova Limited, 10.50%, 10/15/18	Market Research	£18,000	28,823	30,296
First Data Corporation, 12.625%, 1/15/21 †	Financial Services	$9,219	7,971	10,053
First Data Corporation, 9.875%, 9/24/15 †	Financial Services	2,061	1,843	2,112

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2011

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON AFFILIATED PORTFOLIO COMPANIES—147.9%	Industry	Par Amount*	Cost	Fair Value(1)
Subordinated Debt/Corporate Notes—(continued)
First Data Corporation, 8.25%, 1/15/21 †	Financial Services	$9,219	$8,020	$9,192
FleetPride Corporation, 11.50%, 10/1/14 ♦ †	Transportation	47,500	47,500	47,737
FoxCo Acquisition Sub LLC, 13.375%, 7/15/16 ♦	Broadcasting & Entertainment	26,125	25,927	28,999
FPC Holdings, Inc. (FleetPride Corporation), 14.00%, 6/30/15 ♦ †	Transportation	37,846	38,670	39,170
General Nutrition Centers, Inc., 10.75%, 3/15/15 †	Retail	24,500	24,674	24,500
General Nutrition Centers, Inc., L+450 Cash or L+525 PIK, 3/15/14 †	Retail	12,275	12,270	12,275
Hub International Holdings, 10.25%, 6/15/15 ♦	Insurance	36,232	34,990	37,772
Intelsat Bermuda Ltd., 11.25%, 2/4/17	Broadcasting & Entertainment	90,000	92,060	98,415
Laureate Education, Inc., 12.00%, 8/15/17 ♦	Education	53,540	52,244	58,760
MW Industries, Inc., 14.50%(13.00% Cash / 1.50% PIK), 5/1/14	Manufacturing	62,341	61,686	62,341
N.E.W. Holdings I, LLC, L+750, 3/23/17	Consumer Services	45,111	45,227	46,464
Playpower Holdings Inc., 15.50% PIK, 12/31/12 ♦***	Leisure Equipment	112,831	112,831	54,176
Ranpak Holdings, Inc., 15.00% PIK, 12/27/15	Packaging	78,501	78,501	80,071
Renal Advantage Holdings, Inc., 12.00%, 6/17/17	Healthcare	32,103	31,713	32,424
Sorenson Communications, Inc., 10.50%, 2/1/15 ♦	Consumer Services	32,500	32,000	24,375
SquareTwo Financial Corp. (Collect America, Ltd.), 11.625%, 4/1/17 ♦	Consumer Finance	40,000	39,373	40,900
The ServiceMaster Company, 10.75% Cash or 11.50% PIK, 7/15/15 ♦	Diversified Service	52,173	52,751	55,640
TL Acquisitions, Inc. (Thomson Learning), 13.25%, 7/15/15 ♦ †	Education	82,500	82,845	86,178
TL Acquisitions, Inc. (Thomson Learning), 10.50%, 1/15/15 ♦ †	Education	22,000	20,943	22,477
Univar Inc., 12.00%, 6/30/18	Distribution	78,750	78,750	81,506
US Foodservice, 10.25%, 6/30/15 ♦	Beverage, Food & Tobacco	81,543	72,918	86,027
U.S. Renal Care, Inc., 13.25%(11.25% Cash / 2.00% PIK), 5/24/17	Healthcare	20,336	20,336	21,353
Varietal Distribution, 10.75%, 6/30/17	Distribution	€1,127	1,392	1,609
Varietal Distribution, 10.75%, 6/30/17	Distribution	$22,204	21,715	22,338

Total Subordinated Debt/Corporate Notes			$1,708,753	$1,719,757

TOTAL CORPORATE DEBT			$2,703,495	$2,733,502

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2011

(in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON AFFILIATED PORTFOLIO COMPANIES—147.9%	Industry	Par Amount*	Cost	Fair Value(1)
COLLATERALIZED LOAN OBLIGATIONS—1.4%
Babson CLO Ltd., Series 2008-2A Class E, L+975, 7/15/18 ♦	Asset Management	$11,000	$10,158	$11,592
Babson CLO Ltd., Series 2008-1A Class E, L+550, 7/20/18 ♦	Asset Management	10,150	7,698	8,788
Westbrook CLO Ltd., Series 2006-1A, L+370, 12/20/20♦	Asset Management	11,000	6,883	8,390

TOTAL COLLATERALIZED LOAN OBLIGATIONS			$24,739	$28,770

		Shares
PREFERRED EQUITY—1.7%
AHC Mezzanine LLC (Advanstar) **	Media	—	$1,063	$220
CA Holding, Inc. (Collect America, Ltd.) Series A **	Consumer Finance	7,961	788	1,592
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 13.50% PIK, 5/12/14	Education	12,360	22,330	22,943
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 12.50% PIK (Convertible)	Education	332,500	6,067	6,067
Varietal Distribution Holdings, LLC, 8.00% PIK	Distribution	3,097	4,169	2,310

TOTAL PREFERRED EQUITY			$34,417	$33,132

EQUITY—5.4%
Common Equity/Interests—5.0%
AB Capital Holdings LLC (Allied Security)	Business Services	2,000,000	$2,000	$2,650
Accelerate Parent Corp. (American Tire)	Distribution	3,125,000	3,125	4,110
A-D Conduit Holdings, LLC (Duraline) **	Telecommunications	2,778	2,778	5,007
Altegrity Holding Corp.	Diversified Service	353,399	13,797	14,749
CA Holding, Inc. (Collect America, Ltd.) Series A **	Consumer Finance	25,000	2,500	149
CA Holding, Inc. (Collect America, Ltd.) Series AA**	Consumer Finance	4,294	429	859
Clothesline Holdings, Inc. **	Healthcare	6,000	6,000	5,131
Explorer Coinvest LLC (Booz Allen) **	Consulting Services	430	4,300	7,202
FSC Holdings Inc. (Hanley Wood LLC) **	Media	10,000	10,000	—
Garden Fresh Restaurant Holding, LLC **	Retail	50,000	5,000	8,734
Gryphon Colleges Corporation (Delta Educational Systems, Inc.) **	Education	17,500	175	573
GS Prysmian Co-Invest L.P. (Prysmian Cables & Systems) (4,5) **	Industrial	—	—	247

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2011

(in thousands, except shares and warrants)

INVESTMENTS IN NON-CONTROLLED/NON AFFILIATED PORTFOLIO COMPANIES—147.9%	Industry	Shares	Cost	Fair Value(1)
Common Equity/Interests—(continued)
New Omaha Holdings Co-Invest LP (First Data) **	Financial Services	13,000,000	$65,000	$20,024
Penton Business Media Holdings, LLC **	Media	124	4,950	6,049
Pro Mach Co-Investment, LLC **	Machinery	150,000	1,500	4,558
RC Coinvestment, LLC (Ranpak Corp.) **	Packaging	50,000	5,000	6,008
Sorenson Communications Holdings, LLC Class A **	Consumer Services	454,828	46	2,030
Univar Inc.	Distribution	900,000	9,000	9,400
Varietal Distribution Holdings, LLC Class A **	Distribution	28,028	28	—

Total Common Equity/Interests			$135,628	$97,480

		Warrants
Warrants—0.4%
CA Holding, Inc. (Collect America, Ltd.), Common **	Consumer Finance	7,961	$8	$—
Fidji Luxco (BC) S.C.A., Common (FCI) (4) **	Electronics	48,769	491	5,351
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Common **	Education	9,820	98	322
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class A-1 Preferred **	Education	45,947	459	837
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class B-1 Preferred **	Education	104,314	1,043	1,901

Total Warrants			$2,099	$8,411

TOTAL EQUITY			$137,727	$105,891

Total Investments in Non-Controlled/ Non-Affiliated Portfolio Companies			$2,900,378	$2,901,295

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2011

(in thousands, except shares and warrants)

INVESTMENTS IN NON-CONTROLLED/AFFILIATED PORTFOLIO COMPANIES—1.9%(6)	Industry	Par Amount*	Cost	Fair Value(1)
CORPORATE DEBT—0.6%
Subordinated Debt/Corporate Notes—0.6%
DSI Renal Inc., 17.00% (10.00% Cash / 7.00% PIK), 4/7/14	Healthcare	$10,686	$10,686	$10,899

TOTAL CORPORATE DEBT			$10,686	$10,899

		Shares
EQUITY—1.3%
Common Equity/Interests—0.9%
CDSI I Holding Company, Inc. (DSI Renal Inc.) **	Healthcare	9,303	$9,300	$18,723

Total Common Equity/Interests			$9,300	$18,723

		Warrants
Warrants—0.4%
CDSI I Holding Company, Inc. Series A (DSI Renal Inc.) **	Healthcare	2,031	$773	$2,169
CDSI I Holding Company, Inc. Series B (DSI Renal Inc.) **	Healthcare	2,031	645	1,837
CDSI I Holding Company, Inc. (DSI Renal Inc.) ** §	Healthcare	6,093,750	1,003	3,667

Total Warrants			$2,421	$7,673

TOTAL EQUITY			$11,721	$26,396

Total Investments in Non-Controlled/Affiliated Portfolio Companies			$22,407	$37,295

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2011

(in thousands, except shares)

INVESTMENTS IN CONTROLLED PORTFOLIO COMPANIES—5.7%(7)	Industry	Shares	Cost	Fair Value(1)
Preferred Equity—0.0%
Grand Prix Holdings, LLC Series A, 12.00% PIK (Innkeepers USA) (8) ***	Hotels, Motels, Inns & Gaming	2,989,431	$102,012	$—

EQUITY
Common Equity/Interests—5.7%
AIC Credit Opportunity Fund LLC (9)	Asset Management	—	$71,740	$95,212
Generation Brands Holdings, Inc. (Quality Home Brands) **	Consumer Products	750	—	8
Generation Brands Holdings, Inc. Series H (Quality Home Brands) **	Consumer Products	7,500	2,297	77
Generation Brands Holdings, Inc. Series 2L (Quality Home Brands) **	Consumer Products	36,700	11,242	379
Grand Prix Holdings, LLC (Innkeepers USA) (8) **	Hotels, Motels, Inns & Gaming	17,335,834	172,664	—
LVI Parent Corp. (LVI Services, Inc.)	Environmental & Facilities Services	14,981	16,096	15,892

Total Common Equity/Interests			$274,039	$111,568

TOTAL EQUITY			$274,039	$111,568

Total Investments in Controlled Portfolio Companies			$376,051	$111,568

Total Investments—155.5% (10)			$3,298,836	$3,050,158
Liabilities in Excess of Other Assets—(55.5%)				(1,089,127)

Net Assets—100.0%				$1,961,031

(1)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2).
(2)	Position is held across five US Dollar-denominated tranches with stated coupons between L+650 and L+850.
(3)	Position is held across three Euro-denominated tranches with stated coupons between E+700 and E+800.
(4)	Denominated in Euro (€).
(5)	The Company is the sole Limited Partner in GS Prysmian Co-Invest L.P.
(6)	Denotes investments in which we are an “Affiliated Person”, as defined in the Investment Company Act of 1940 (“1940 Act’), due to owning, controlling, or holding the power to vote, 5% or more of the outstanding voting securities of the investment. Transactions during the fiscal year ended March 31, 2011 in these Affiliated investments are as follows:

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2011

(in thousands)

Name of Issuer	Fair Value at March 31, 2010	Gross Additions	Gross Reductions	Interest/Dividend Income	Fair Value at March 31, 2011
Gray Wireline Service, Inc. 1st Out	$1,000	$—	$1,000	$57	$—
Gray Wireline Service, Inc. 2nd Out	59,251	485	78,820	8,494	—
DSI Renal, Inc., 17.00%	10,057	825	—	1,745	10,899
CDSI I Holding Company, Inc. (DSI Renal) Common Equity	10,206	—	—	—	18,723
Gray Energy Services, LLC Class H Common Equity	—	—	806	—	—
CDSI I Holding Company, Inc. (DSI Renal) Series A Warrant	854	—	—	—	2,169
CDSI I Holding Company, Inc. (DSI Renal) Series B Warrant	693	—	—	—	1,837
CDSI I Holding Company, Inc. (DSI Renal) Contingent Payment Agreement	1,075	—	—	—	3,667
Gray Holdco, Inc. Warrant	—	—	2,654	—	—

	$83,136	$1,310	$83,280	$10,296	$37,295

(7)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the fiscal year ended March 31, 2011 in these Controlled investments are as follows:

Name of Issuer	Fair Value at March 31, 2010	Gross Additions	Gross Reductions	Interest/ Dividend/ Other Income	Fair Value at March 31, 2011
Grand Prix Holdings, LLC (Innkeepers USA) Series A Preferred (8)	$5,268	$—	$—	$—	$—
AIC Credit Opportunity Fund LLC Common Equity (9)	73,514	1,700	—	12,334	95,212
Generation Brands Holdings, Inc. (Quality Home Brands)Common Equity	230	—	—	—	8
Generation Brands Holdings, Inc. (Quality Home Brands) Series H Common Equity	2,297	—	—	—	77
Generation Brands Holdings, Inc. (Quality Home Brands) Series 2L Common Equity	11,242	—	—	—	379
Grand Prix Holdings, LLC (Innkeepers USA) Common Equity (8)	—	—	—	—	—
LVI Parent Corp. Common Equity	—	16,096	—	110	15,892

	$92,551	$17,796	$—	$12,444	$111,568

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2011

(in thousands)

The Company has a 99%, 100%, 27% and 34% equity ownership interest in Grand Prix Holdings LLC, AIC Credit Opportunity Fund LLC, Generation Brands Holdings, Inc. and LVI Parent Corp., respectively.

(8)	See note 14.
(9)	See note 6.
(10)	Aggregate gross unrealized appreciation for federal income tax purposes is $202,082; aggregate gross unrealized depreciation for federal income tax purposes is $454,897. Net unrealized depreciation is $252,815 based on a tax cost of $3,302,973.
♦	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
*	Denominated in USD unless otherwise noted.
**	Non-income producing security
***	Non-accrual status (see note 2d)
†	Denotes securities where the Company owns multiple tranches of the same broad asset type but whose security characteristics differ. Such differences may include level of subordination, call protection and pricing, differing interest rate characteristics, among other factors. Such factors are usually considered in the determination of fair values.
§	Position reflects a contingent payment agreement.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2011
Diversified Service	10.4%
Education	9.9%
Healthcare	7.5%
Retail	6.6%
Packaging	5.3%
Distribution	5.2%
Insurance	5.0%
Grocery	4.6%
Broadcasting & Entertainment	4.2%
Asset Management	4.1%
Environmental & Facilities Services	3.5%
Software	3.4%
Business Services	3.3%
Telecommunications	3.2%
Transportation	2.8%
Beverage, Food & Tobacco	2.8%
Financial Services	2.5%
Consumer Services	2.4%
Leisure Equipment	2.3%
Electronics	2.1%
Manufacturing	2.0%
Consumer Finance	1.4%
Industrial	1.3%
Logistics	1.3%
Media	1.1%
Market Research	1.0%
Consumer Products	0.4%
Consulting Services	0.2%
Machinery	0.2%
Hotels, Motels, Inns & Gaming	0.0%

Total Investments	100.0%

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the quarter ended September 30, 2011, there has been no change to the Company’s valuation techniques and related inputs considered in the valuation process.

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

Accounting Standards Update No. 2010-06, Improving Disclosure about Fair Value Measurements was released in January 2010 and is effective and adopted for periods beginning after December 15, 2009, except for separate disclosures for purchases, sales, issuances, and settlements, as applicable, in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective and were adopted for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. This update improved financial statement disclosure around transfers in and out of level 1 and 2 fair value measurements, around valuation techniques and inputs and around other related disclosures. Transfers between levels, if any, are recognized at the end of the reporting period. See certain additional disclosures in note 6, as well as in “Valuation of Portfolio Investments” within our Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

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

(d) The Company records interest and dividend income, adjusted for amortization of premium and accretion of discount, on an accrual basis. Some of our loans and other investments, including certain preferred equity investments, may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. At the point the Company believes PIK is not expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are reversed from the related receivable through interest or dividend income, respectively. The Company does not reverse previously capitalized PIK interest or dividends. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if the Company again believes that PIK is expected to be realized. For the six months ended September 30, 2011, accrued PIK totaled $8,355, on total investment income of $188,573. Loan origination fees, original issue discount, and market discounts are capitalized and amortized into income using the interest method or straight-line, as applicable. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and other investments as interest income when we receive such amounts. Structuring fees are recorded as other income when earned. Investments that are expected to pay regularly scheduled interest and/or dividends in cash are generally placed on non-accrual status when principal or interest/dividend cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest/dividend cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest or dividends are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining interest or dividend

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

obligations. Interest or dividend cash payments received on non-accrual designated investments may be recognized as income or applied to principal depending upon management’s judgment.

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

(h) In accordance with Regulation S-X and ASC 810—Consolidation, the Company generally will not consolidate its interest in any company other than in investment company subsidiaries and controlled operating companies substantially all of whose business consists of providing services to the Company. Consequently, the Company generally will not consolidate special purpose entities through which the special purpose entity acquires and holds investments subject to financing with third parties. At September 30, 2011, the Company did not have any subsidiaries or controlled operating companies that were consolidated. See note 6.

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

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

The accrual of this hypothetical capital gains incentive fee assumes all unrealized capital appreciation and depreciation is realized in order to reflect a hypothetical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no such required accrual under GAAP for the three and six months ended September 30, 2011 and 2010. It should be noted that a fee so calculated and accrued is not payable under the Investment Advisers Act of 1940 (“Advisers Act”) or Investment Advisory Agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser are consistent with the Advisers Act and formula reflected in the Investment Advisory Agreement which specifically excludes consideration of unrealized capital appreciation.

For the three and six months ended September 30, 2011, the Company recognized $15,549 and $31,478, respectively, in base management fees and $11,383 and $19,764, respectively, in performance-based incentive fees. For the three and six months ended September 30, 2010, the Company recognized $15,030 and $29,584, respectively, in base management fees and $12,545 and $22,752, respectively, in performance-based incentive fees. The fees for the three and six months ended September 30, 2011 reflect a reduction due to a prior payment of an unearned portion of the fees to the Investment Adviser of $0 and $2,783, respectively.

Apollo Investment has also entered into an Administration Agreement with the Administrator under which the Administrator provides administrative services for Apollo Investment. For providing these services, facilities and personnel, Apollo Investment reimburses the Administrator for Apollo Investment’s allocable portion of overhead and other expenses incurred by the Administrator and requested to be reimbursed in performing its obligations under the Administration Agreement, including rent and Apollo Investment’s allocable portion of its chief financial officer and chief compliance officer and their respective staffs that are requested to be reimbursed. The Administrator will also provide, on Apollo Investment’s behalf, managerial assistance to those portfolio companies to which Apollo Investment is required to provide such assistance. For the three and six months ended September 30, 2011, the Company recognized expenses under the Administration Agreement of $1,500 and $2,387, respectively. For the three and six months ended September 30, 2010, the Company recognized expenses under the Administration Agreement of $1,412 and $2,808, respectively.

Note 4. Net Asset Value Per Share

At September 30, 2011, the Company’s total net assets and net asset value per share were $1,593,976 and $8.12, respectively. This compares to total net assets and net asset value per share at March 31, 2011 of $1,961,031 and $10.03, respectively.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share, pursuant to ASC 260-10, for the three and six months ended September 30, 2011 and September 30, 2010, respectively:

	Three months ended September 30,		Six months ended September 30,
	2011	2010	2011	2010
Earnings per share—basic
Numerator for increase (decrease) in net assets per share:	$(267,250)	$68,166	$(267,194)	$(16,144)
Denominator for basic weighted average shares:	196,366,742	194,460,328	196,134,875	191,135,686
Basic earnings (loss) per share:	$(1.36)	$0.35	$(1.36)	$(0.08)

Earnings per share—diluted
Numerator for increase (decrease) in net assets per share:	$(267,250)	$68,166	$(267,194)	$(16,144)
Adjustment for interest on convertible notes and for incentive fees, net	2,577	—	5,153	—

Numerator for increase (decrease) in net assets per share, as adjusted	$(264,673)	$68,166	$(262,041)	$(16,144)
Denominator for weighted average shares, as adjusted for dilutive effect of convertible notes:	210,914,842	194,460,328	210,682,975	191,135,686
Diluted earnings (loss) per share*:	$(1.36)	$0.35	$(1.36)	$(0.08)

*	In applying the if-converted method, conversion shall not be assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. For the three and six months ended September 30, 2011, anti-dilution would total $0.11 and $0.12, respectively.

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

AIC (TXU) Holdings LLC (“Apollo TXU”) is a special purpose entity wholly owned by AIC Holdco. Through AIC Holdco, effective in June 2008, we invested $11,375 in Apollo TXU, which acquired exposure to $50,000

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

notional amount of a Libor plus 3.5% senior secured delayed draw term loan of Texas Competitive Electric Holdings (“TXU”) due 2014 through a non-recourse total return swap with an unaffiliated third party expiring on October 10, 2013. Pursuant to such delayed drawn term loan, Apollo TXU pays interest at Libor plus 1.5% and generally receives all proceeds due under the delayed draw term loan of TXU (the “TXU Reference Obligation”). Like Apollo FDC, Apollo TXU is entitled to 100% of any realized appreciation in the TXU Reference Obligation and, since the total return swap is a non-recourse obligation, Apollo TXU is exposed up to the amount of its investment in the total return swap, plus any additional margin we decide to post, if any, during the term of the financing. In connection with the amendment and extension of the TXU term loan in April 2011 for which Apollo TXU received a consent fee along with an increase in the rate of the TXU Reference Obligation to Libor plus 4.5%, Apollo TXU extended its total return swap to 2016 at a rate of Libor plus 2.0%.

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

We do not consolidate AIC Holdco or its wholly owned subsidiaries and accordingly only the value of our investment in AIC Holdco is included on our statements of assets and liabilities. The Senior Note, total return swap and Acquisition Loan are non-recourse to AIC Holdco, its subsidiaries and us and have standard events of default including failure to pay contractual amounts when due and failure by each of the underlying Apollo special purpose entities to provide additional credit support, sell assets or prepay a portion of its obligations if the value of the FDC Reference Obligation, the TXU Reference Obligation or the Boots Reference Obligation, as applicable, declines below specified levels. We may unwind any of these transactions at any time without penalty. From time to time we may provide additional capital to AIC Holdco for purposes of reserving for or funding margin calls under one or more of the transactions described above among other reasons. During the fiscal year ended March 31, 2009, we provided $18,480 in additional capital to AIC Holdco. During the fiscal year ended March 31, 2010, $9,336 of net capital was returned to us from AIC Holdco. During the fiscal year ended March 31, 2011, $1,700 of net capital was provided to AIC Holdco. During the six months ended September 30, 2011, $3,758 of net capital was provided to AIC Holdco.

Investments and cash equivalents for the Company consisted of the following as of September 30, 2011 and March 31, 2011.

	September 30, 2011		March 31, 2011
	Cost	Fair Value	Cost	Fair Value
Bank Debt/Senior Secured Loans	$888,357	$838,336	$994,742	$1,013,745
Subordinated Debt/Corporate Notes	1,855,717	1,677,794	1,719,439	1,730,656
Collateralized Loan Obligations	17,183	17,752	24,739	28,770
Preferred Equity	138,660	35,244	136,429	33,132
Common Equity/Interests	479,507	250,135	418,967	227,771
Warrants	2,099	8,044	4,520	16,084

Total Investments	$3,381,523	$2,827,305	$3,298,836	$3,050,158
Cash Equivalents	—	—	—	—

Total Investments and Cash Equivalents	$3,381,523	$2,827,305	$3,298,836	$3,050,158

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

At September 30, 2011, our investments and cash equivalents were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurement at Reporting Date Using:
Description	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Bank Debt/Senior Secured Loans	$838,336	$—	$—	$838,336
Subordinated Debt/Corporate Notes	1,677,794	—	—	1,677,794
Collateralized Loan Obligations	17,752	—	—	17,752
Preferred Equity	35,244	—	—	35,244
Common Equity/Interests	250,135	—	—	250,135
Warrants	8,044	—	—	8,044

Total Investments	$2,827,305	$—	$—	$2,827,305
Cash Equivalents	—	—	—	—

Total Investments and Cash Equivalents	$2,827,305	$—	$—	$2,827,305

At March 31, 2011, our investments and cash equivalents were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurement at Reporting Date Using:
Description	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Bank Debt/Senior Secured Loans	$1,013,745	$—	$—	$1,013,745
Subordinated Debt/Corporate Notes	1,730,656	—	—	1,730,656
Collateralized Loan Obligations	28,770	—	—	28,770
Preferred Equity	33,132	—	—	33,132
Common Equity/Interests	227,771	—	—	227,771
Warrants	16,084	—	—	16,084

Total Investments	$3,050,158	$—	$—	$3,050,158
Cash Equivalents	—	—	—	—

Total Investments and Cash Equivalents	$3,050,158	$—	$—	$3,050,158

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

The following chart shows the components of change in our investments categorized as Level 3, for the six months ended September 30, 2011.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)*
	Bank Debt / Senior Secured Loans	Subordinated Debt/Corporate Notes	Collateralized Loan Obligations	Preferred Equity	Common Equity/Interests	Warrants	Total
Beginning Balance, March 31, 2011	$1,013,745	$1,730,656	$28,770	$33,132	$227,771	$16,084	$3,050,158
Total realized gains (losses) included in earnings	5,861	(84,834)	—	—	7,534	6,903	(64,536)
Total unrealized gains (losses) included in earnings	(69,025)	(189,067)	(3,462)	(119)	(38,177)	(5,619)	(305,469)
Purchases, including capitalized PIK (1)	336,627	835,176	214	2,231	81,565	—	1,255,813
Sales	(448,872)	(614,137)	(7,770)	—	(28,558)	(9,324)	(1,108,661)
Transfer in and/or out of Level 3 (2)	—	—	—	—	—	—	—

Ending Balance, September 30, 2011	$838,336	$1,677,794	$17,752	$35,244	$250,135	$8,044	$2,827,305

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$(61,102)	$(233,846)	$(2,372)	$(119)	$(35,696)	$(366)	$(333,501)

(1)	Includes accretion of discount and amortization of premiums of approximately $2,010, $6,461, $215, $97, $0, $0, and $8,783, respectively.
(2)	There were also no transfers into or out of Level 1 or Level 2 fair value measurements during the period shown.
*	Pursuant to fair value measurement and disclosure guidance, the Company currently categorizes investments by class as shown above.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Accumulated PIK interest activity for the six months ended September 30, 2011:

Six Months Ended September 30, 2011
PIK balance at beginning of period	$165,651
Gross PIK interest capitalized	8,362
Adjustments due to loan exits	(61,077)
PIK interest received in cash	(59,323)

PIK balance at end of period	$53,613

The following chart shows the components of change in our investments categorized as Level 3, for the six months ended September 30, 2010.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)*
	Bank Debt / Senior Secured Loans	Subordinated Debt/Corporate Notes	Collateralized Loan Obligations	Preferred Equity	Common Equity/Interests	Warrants	Total
Beginning Balance, March 31, 2010	$843,098	$1,659,504	$25,866	$33,868	$281,009	$10,235	$2,853,580
Total realized gains (losses) included in earnings	(821)	(86,299)	56	—	—	—	(87,064)
Total unrealized gains (losses) included in earnings	(5,355)	33,411	(553)	(4,686)	(64,684)	2,832	(39,035)
Purchases, including capitalized PIK (1)	183,146	239,151	213	1,976	18,623	—	443,109
Sales	(111,579)	(127,888)	(216)	—	—	—	(239,683)
Transfer in and/or out of Level 3 (2)	—	—	—	—	(55,006)	—	(55,006)

Ending Balance, September 30, 2010	$908,489	$1,717,879	$25,366	$31,158	$179,942	$13,067	$2,875,901

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$(5,806)	$(35,717)	$(538)	$(4,686)	$(31,488)	$2,831	$(75,404)

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

(1)	Includes amortization of premium and/or discount of approximately $3,192, $12,358, $213, $96, $0, $0, and $15,859, respectively.
(2)	MEG Energy Corp. common stock was transferred from Level 3 to Level 1 due to its initial public offering. There were no other transfers into or out of Level 1, Level 2 or Level 3 during the period shown.
*	Pursuant to fair value measurement and disclosure guidance, the Company currently categories investments by class as shown above.

Note 7. Foreign Currency Transactions and Translations

At September 30, 2011, the Company had outstanding non-US borrowings on its multicurrency revolving credit facility (the “Facility”) denominated in Euros and British Pounds. Unrealized appreciation or depreciation on these outstanding borrowings is indicated in the table below:

Foreign Currency	Local Currency	Original Borrowing Cost	Current Value	Reset Date	Unrealized Appreciation (Depreciation)
British Pound	£4,000	$6,515	$6,231	10/17/2011	$284
Euro	€5,500	7,977	7,380	10/17/2011	597
British Pound	£24,500	39,842	38,166	10/24/2011	1,676
Euro	€13,000	18,743	17,442	10/24/2011	1,301
British Pound	£35,000	55,777	54,523	10/31/2011	1,254
Euro	€47,218	64,339	63,352	10/31/2011	987

		$193,193	$187,094		$6,099

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

Note 8. Expense Offset Arrangement

The Company may benefit from an expense offset arrangement with JPMorgan Chase Bank, N.A. (“custodian bank”) whereby the Company can earn credits on any uninvested US dollar cash balances held by the custodian bank. These credits would be applied by the custodian bank as a reduction of the monthly custody fees charged to the Company. The total amount of credits earned during the three and six months ended September 30, 2011, were $0 and $0, respectively. The total amount of credits earned during the three and six months ended September 30, 2010, were $0 and $0, respectively.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Note 9. Cash Equivalents

There were $0 and $0 of cash equivalents held at September 30, 2011 and March 31, 2011, respectively.

Note 10. Repurchase Agreements

The Company may enter into repurchase agreements as part of its investment program. The Company’s custodian takes possession of collateral pledged by the counterparty. The collateral is marked-to-market daily to ensure that the value, plus accrued interest, is at least equal to the repurchase price. In the event of default of the obligor to repurchase, the Company has the right to liquidate the collateral and apply the proceeds in satisfaction of the obligation. Under certain circumstances, in the event of default or bankruptcy by the counterparty to the agreement, realization and/or retention of the collateral or proceeds may be subject to legal proceedings. There were no repurchase agreements outstanding at September 30, 2011 or March 31, 2011.

Note 11. Financial Highlights

The following is a schedule of financial highlights for the six months ended September 30, 2011 and the year ended March 31, 2011:

	Six months ended September 30, 2011 (unaudited)	Year ended March 31, 2011
Per Share Data:
Net asset value, beginning of period	$10.03	$10.06

Net investment income	0.47	0.99
Net realized and unrealized loss	(1.82)	(0.05)

Net increase (decrease) in net assets resulting from operations	(1.35)	0.94
Dividends to stockholders (1)	(0.56)	(1.13)
Effect of anti-dilution (dilution)	—	0.16
Offering costs	—	—

Net asset value at end of period	$8.12	$10.03

Per share market price at end of period	$7.52	$12.07

Total return (2)	(33.7%)	5.1%

Shares outstanding at end of period	196,392,758	195,501,549

Ratio/Supplemental Data:
Net assets at end of period (in millions)	$1,594.0	$1,961.0

Ratio of net investment income to average net assets	4.82%	10.19%

Ratio of operating expenses to average net assets	3.21%	6.37%
Ratio of interest and other debt expenses to average net assets	1.72%	2.56%

Ratio of total expenses to average net assets	4.93%	8.93%

Average debt outstanding	$1,248,826	$1,072,646

Average debt per share	$6.37	$5.55

Portfolio turnover ratio	36.7%	33.6%

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

(1)	Per share amounts reflect total dividends paid divided by average shares for the respective periods.
(2)	Total return is based on the change in market price per share during the respective periods. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.

Note 12. Debt

Revolving Credit Facility

At September 30, 2011, under the terms of the Facility, certain lenders have agreed to extend credit to Apollo Investment in an aggregate principal or face amount not exceeding $1,253,750 at any one time outstanding. The Facility permits Apollo Investment to seek additional commitments from new and existing lenders in the future, up to an aggregate Facility size not to exceed $2,000,000. The Facility is secured by substantially all of the assets in Apollo Investment’s portfolio, including cash and cash equivalents. Pricing with respect to the commitments is 300 basis points over LIBOR. The Facility contains affirmative and restrictive covenants, including: (a) periodic financial reporting requirements, (b) maintaining minimum stockholders’ equity of the greater of (i) 40% of the total assets of Apollo Investment and its consolidated subsidiaries as at the last day of any fiscal quarter and (ii) the sum of (A) $725,000 plus (B) 25% of the net proceeds from the sale of equity interests in Apollo Investment after the closing date of the Facility, (c) maintaining a ratio of total assets, less total liabilities (other than indebtedness) to total indebtedness, in each case of Apollo Investment and its consolidated subsidiaries, of not less than 2.0:1.0, (d) maintaining minimum liquidity, (e) limitations on the incurrence of additional indebtedness, including a requirement to meet a certain minimum liquidity threshold before Apollo Investment can incur such additional debt, (f) limitations on liens, (g) limitations on investments (other than in the ordinary course of Apollo Investment’s business), (h) limitations on mergers and disposition of assets (other than in the normal course of Apollo Investment’s business activities), (i) limitations on the creation or existence of agreements that permit liens on properties of Apollo Investment’s consolidated subsidiaries and (j) limitations on the repurchase or redemption of certain unsecured debt and debt securities. In addition to the asset coverage ratio described in clause (c) of the preceding sentence, borrowings under the Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in Apollo Investment’s portfolio. The remaining capacity under the Facility was $500,277 at September 30, 2011.

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

On September 29, 2011, the Company closed a private offering of $45,000 aggregate principal amount of senior secured notes (the “Notes”) consisting of two series: (1) 5.875% Senior Secured Notes, Series A, of the Company due September 29, 2016 in the aggregate principal amount of $29,000; and (2) 6.250% Senior Secured Notes,

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Series B, of the Company due September 29, 2018, in the aggregate principal amount of $16,000. The Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

Senior Unsecured Convertible Notes

On January 25, 2011, the Company closed a private offering of $200,000 aggregate principal amount of senior unsecured convertible notes (the “Convertible Notes”). The Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The Convertible Notes bear interest at an annual rate of 5.75%, payable semi-annually in arrears on January 15 and July 15 of each year, commencing on July 15, 2011. The Convertible Notes will mature on January 15, 2016 unless earlier converted or repurchased at the holder’s option. Prior to December 15, 2015, the Convertible Notes will be convertible only upon certain corporate reorganizations, dilutive recapitalizations or dividends, or if, during specified periods our shares trade at more than 130% of the then applicable conversion price or the Convertible Notes trade at less than 97% of their conversion value and, thereafter, at any time. The Convertible Notes will be convertible by the holders into shares of common stock, initially at a conversion rate of 72.7405 shares of the Company’s common stock per $1 principal amount of Convertible Notes (14,548,100 common shares) corresponding to an initial conversion price per share of approximately $13.75, which represents a premium of 17.5% to the $11.70 per share closing price of the Company’s common stock on The NASDAQ Global Select Market on January 19, 2011. The conversion rate will be subject to adjustment upon certain events, such as stock splits and combinations, mergers, spin-offs, increases in dividends in excess of $0.28 per share per quarter and certain changes in control. Certain of these adjustments, including adjustments for increases in dividends, are subject to a conversion price floor of $11.70 per share. The Convertible Notes are senior unsecured obligations and rank senior in right of payment to our existing and future indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities. As more fully reflected in Note 5, the issuance is to be considered as part of the if-converted method for calculation and presentation of diluted EPS.

The average outstanding debt balance was $1,248,826 and $1,072,646 for the six months ended September 30, 2011 and the fiscal year ended March 31, 2011, respectively. The weighted average annual interest cost for the six months ended September 30, 2011 was 4.35%, exclusive of 0.97% for commitment fees and for other prepaid expenses related to establishing debt. The weighted average annual interest cost for the six months ended September 30, 2010 was 2.98%, exclusive of 0.94% for commitment fees and for other prepaid expenses related to establishing debt. This weighted average annual interest cost reflects the average interest cost for all debt. The maximum amount of debt outstanding during the six months ended September 30, 2011 and the fiscal year ended March 31, 2011 was $1,429,163 and $1,235,464, respectively, at value. As of September 30, 2011, the Company is in compliance with all debt covenants.

Note 13. Commitments and Contingencies

The Company has the ability to issue standby letters of credit through its Facility. At September 30, 2011 and September 30, 2010, the Company had issued standby letters of credit through JPMorgan Chase Bank, N.A. totaling $0 and $3,708, respectively.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

As of September 30, 2011, AIC had one outstanding commitment with a bank to purchase an unsecured bridge loan in the aggregate amount of $40,000. AIC’s commitment is subject to the consummation of the underlying corporate transactions and conditional upon receipt of all necessary shareholder, regulatory and other applicable approvals.

The Company has a commitment to fund a revolving senior loan in the amount of $5,500. As of September 30, 2011, this revolving senior loan was unfunded.

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

On July 19, 2010, InnKeepers disclosed that it had filed a voluntary petition in the United States Bankruptcy Court for the Southern District of New York under Chapter 11 of the United States Bankruptcy Code in order to effectuate a pre-arranged plan of reorganization. Following extensive proceedings in the Bankruptcy Court, on June 29, 2011, the Court confirmed a plan of reorganization (as subsequently modified, the “Plan”). The Plan became effective as to all InnKeepers-related debtors as of October 27, 2011. With the effectiveness of the Plan as to all debtors, the Company received a general release, including, but not limited to, a release of any guaranty of property improvement obligations relating to InnKeepers.

Note 15. Subsequent Events

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Apollo Investment Corporation

We have reviewed the accompanying statements of assets and liabilities of Apollo Investment Corporation (the “Company”), including the schedule of investments, as of September 30, 2011 and the related statements of operations for the three and six month periods ended September 30, 2011 and September 30, 2010, and the statement of cash flows for the six month periods ended September 30, 2011 and September 30, 2010 and the statement of changes in net assets for the six month period ended September 30, 2011. These interim financial statements are the responsibility of the Company’s management.

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

November 3, 2011

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

OVERVIEW

Apollo Investment was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a BDC under the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a RIC under Subchapter M of the Code. Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. Apollo Investment commenced operations on April 8, 2004 upon completion of its initial public offering that raised $870 million in net proceeds selling 62 million shares of its common stock at a price of $15.00 per share. Since then, and through September 30, 2011, we have raised approximately $1.9 billion in net proceeds from additional offerings of common stock.

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

Portfolio and Investment Activity

During the three months ended September 30, 2011, we invested $403 million across 6 new and 8 existing portfolio companies, through a combination of primary and secondary market purchases. This compares to investing $184 million in 2 new and 4 existing portfolio companies for the three months ended September 30, 2010. Investments sold or prepaid during the three months ended September 30, 2011 totaled $387 million versus $127 million for the three months ended September 30, 2010.

At September 30, 2011, our portfolio consisted of 69 portfolio companies and was invested 30% in senior secured loans, 60% in subordinated debt, 1% in preferred equity and 9% in common equity and warrants measured at fair value versus 67 portfolio companies invested 31% in senior secured loans, 59% in subordinated debt, 1% in preferred equity and 9% in common equity and warrants at September 30, 2010.

The weighted average yields on our senior secured loan portfolio, subordinated debt portfolio and total debt portfolio as of September 30, 2011 at our current cost basis were 9.4%, 12.6% and 11.6%, respectively. At September 30, 2010, the yields were 8.9%, 13.3% and 11.7%, respectively.

Since the initial public offering of Apollo Investment in April 2004 and through September 30, 2011, invested capital totaled over $8.5 billion in 161 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 100 different financial sponsors.

At September 30, 2011, 66% or $1.7 billion of our income-bearing investment portfolio is fixed rate and 34% or $0.9 billion is floating rate, measured at fair value. On a cost basis, 66% or $1.9 billion of our income-bearing investment portfolio is fixed rate and 34% or $1.0 billion is floating rate. At September 30, 2010, 63% or $1.7 billion of our income-bearing investment portfolio was fixed rate and 37% or $1.0 billion was floating rate. On a cost basis, 64% or $1.9 billion of our income-bearing investment portfolio was fixed rate and 36% or $1.0 billion was floating rate.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered in the valuation process of independent valuation firms. For the quarter ended September 30, 2011, there has been no change to the Company’s valuation techniques and related inputs considered in the valuation process.

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

Accounting Standards Update No. 2010-06, Improving Disclosure about Fair Value Measurements was released in January 2010 and is effective and adopted for periods beginning after December 15, 2009, except for separate disclosures for purchases, sales, issuances, and settlements, as applicable, in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective and were adopted for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. This update improved financial statement disclosure around transfers in and out of level 1 and 2 fair value measurements, around valuation techniques and inputs and around other related disclosures. Transfers between levels, if any, are recognized at the end of the reporting period. See certain additional disclosures in note 6 to our financial statements. There were no transfers into or out of Level 1, Level 2 or Level 3 during the periods shown.

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

Revenue Recognition

The Company records interest and dividend income, adjusted for amortization of premium and accretion of discount, on an accrual basis. Some of our loans and other investments, including certain preferred equity investments, may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. At the point the Company believes PIK is not expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are reversed from the related receivable through interest or dividend income, respectively. The Company does not reverse previously capitalized PIK interest or dividends. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if the Company again believes that PIK is expected to be realized. For the six months ended September 30,

2011, accrued PIK totaled $8.4 million, on total investment income of $188.6 million. Loan origination fees, original issue discount, and market discounts are capitalized and amortized into income using the interest method or straight-line, as applicable. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and other investments as interest income when we receive such amounts. Structuring fees are recorded as other income when earned. Investments that are expected to pay regularly scheduled interest and/or dividends in cash are generally placed on non-accrual status when principal or interest/dividend cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest/dividend cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest or dividends are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining interest or dividend obligations. Interest or dividend cash payments received on non-accrual designated investments may be recognized as income or applied to principal depending upon management’s judgment.

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

RESULTS OF OPERATIONS

Results comparisons are for the three and six months ended September 30, 2011 and September 30, 2010.

Investment Income

For the three and six months ended September 30, 2011, gross investment income totaled $94.0 million and $188.6 million, respectively. For the three and six months ended September 30, 2010, gross investment income totaled $91.5 million and $169.7 million, respectively. The increase in gross investment income for the three and six months ended September 30, 2011 as compared to the three and six months ended September 30, 2010 was primarily due to an increase in the receipt of prepayment premiums and other deal related fees.

Expenses

Expenses totaled $48.4 million and $95.4 million, respectively, for the three and six months ended September 30, 2011, of which $26.9 million and $51.2 million, respectively, were base management fees and performance-based incentive fees and $17.3 million and $33.3 million, respectively, were interest and other debt expenses. Administrative services and other general and administrative expenses totaled $4.2 million and $10.8 million, respectively, for the three and six months ended September 30, 2011. Expenses totaled $41.3 million and $78.7 million, respectively, for the three and six months ended September 30, 2010, of which $27.6 million and $52.3 million, respectively, were base management fees and performance -based incentive fees and $10.7 million and $20.6 million, respectively, were interest and other debt expenses. Administrative services and other general and administrative expenses totaled $3.0 million and $5.8 million, respectively, for the three and six months ended September 30, 2010. Expenses consist of base investment advisory and management fees, insurance expenses, administrative services fees, legal fees, directors’ fees, audit and tax services expenses, and other general and administrative expenses. The increase in expenses from the September 2010 periods to the September 2011 periods was primarily due to an increase in interest expense as our average interest cost in the current periods is over 125 basis points higher than in the year ago periods and the average debt outstanding is roughly $200 million higher on a year over year basis. The increase in average interest cost resulted from the issuance of three tranches of long-term fixed rate debt in periods subsequent to the three and six month periods ended September 30, 2010. In addition, in the six month period ended September 30, 2011, the Company recognized approximately $3.6 million in net non-recurring expenses, including legal and other professional expenses of $4.3 million net of a non-recurring reduction of administrative expenses.

Net Investment Income

The Company’s net investment income totaled $45.5 million and $93.2 million, or $0.23 and $0.47, on a per average share basis, respectively, for the three and six months ended September 30, 2011. The Company’s net investment income totaled $50.2 million and $91.0 million, or $0.26 and $0.48, on a per average share basis, respectively, for the three and six months ended September 30, 2010.

Net Realized Losses

The Company had investment sales and prepayments totaling $387 million and $1.1 billion, respectively, for the three and six months ended September 30, 2011. The Company had investment sales and prepayments totaling $127 million and $241 million, respectively, for the three and six months ended September 30, 2010. Net realized losses for the three and six months ended September 30, 2011 were $20.2 million and $66.1 million, respectively. For the three and six months ended September 30, 2010, net realized losses totaled $89.4 million and $85.5 million, respectively. Net realized losses for the three and six month periods ended September 30, 2011 were primarily derived from the exits of select investments, including Playpower Holdings, TL Acquisitions and FSC Holdings. A portion of the realized losses incurred upon the exit of these investments reversed out previously reported unrealized losses. Net realized losses for the three and six months ended September 30, 2010 were primarily derived from selective exits of underperforming investments.

Net Unrealized Appreciation (Depreciation) on Investments, Cash Equivalents and Foreign Currencies

For the three and six months ended September 30, 2011, net change in unrealized depreciation on the Company’s investments, cash equivalents, foreign currencies and other assets and liabilities totaled $292.6 million and $294.3 million, respectively. For the three months ended September 30, 2010, net change in unrealized appreciation on the Company’s investments, cash equivalents, foreign currencies and other assets and liabilities totaled $107.4 million. For the six months ended September 30, 2010, net change in unrealized depreciation on the Company’s investments, cash equivalents, foreign currencies and other assets and liabilities totaled $21.6 million. For the three and six months ended September 30, 2011, the increase in unrealized depreciation was derived from a decline in general capital market conditions offset by the recognition of realized losses which reversed unrealized depreciation. For the three months ended September 30, 2010, net unrealized appreciation was impacted by net changes in specific portfolio company fundamentals and stronger capital market conditions. For the six months ended September 30, 2010, net unrealized depreciation was recognized due to weaker market conditions present earlier in the fiscal year.

Net Increase (Decrease) in Net Assets From Operations

For the three and six months ended September 30, 2011, the Company had a net decrease in net assets resulting from operations of $267.3 million and $267.2 million, respectively. For the three months ended September 30, 2010, the Company had a net increase in net assets resulting from operations of $68.2 million. For the six months ended September 30, 2010, the Company had a net decrease in net assets resulting from operations of $16.1 million. For the three and six months ended September 30, 2011 basic and diluted losses per average share were $1.36 and $1.36, respectively. The basic and diluted earnings per average share were $0.35 for the three months ended September 30, 2010. For the six months ended September 30, 2010, basic and diluted losses per average share totaled $0.08.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through periodic follow-on equity and debt offerings, our senior secured, multi-currency $1.254 billion revolving credit facility (see note 12 within the Notes to Financial Statements) (the “Facility”), our senior secured notes, investments in special purpose entities in which we hold and finance particular investments on a non-recourse basis, as well as from cash flows from operations, investment sales of liquid assets and prepayments of senior and subordinated loans and income earned from investments. The Company also has investments in its portfolio that contain PIK provisions. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders annually in the form of dividends, even though the Company has not yet collected the cash. For the six months ended September 30, 2011, accrued PIK totaled $8.4 million, on total investment income of $188.6 million. On April 13, 2011, $380 million of commitments on the Facility matured. At September 30, 2011, the Company had $753 million in borrowings outstanding on its Facility and $500 million of unused capacity. As of September 30, 2011, aggregate lender commitments under the Facility total $1.254 billion.

On May 3, 2010, the Company closed on its most recent follow-on public equity offering of 17.25 million shares of common stock at $12.40 per share raising approximately $204 million in net proceeds. In the future, the Company may raise additional equity or debt capital, among other considerations. The primary use of funds will be investments in portfolio companies, reductions in debt outstanding and other general corporate purposes, including the payment of interest, fees or distributions to shareholders.

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

On January 25, 2011, the Company closed a private offering of $200 million aggregate principal amount of senior unsecured convertible notes (the “Convertible Notes”). The Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The Convertible Notes bear interest at an annual rate of 5.75%, payable semi-annually in arrears on January 15 and July 15 of each year, commencing on July 15, 2011. The Convertible Notes will mature on January 15, 2016 unless earlier converted or repurchased at the holder’s option. Prior to December 15, 2015, the Convertible Notes will be convertible only upon certain corporate reorganizations, dilutive recapitalizations or dividends, or if, during specified periods our shares trade at more than 130% of the then applicable conversion price or the Convertible Notes trade at less than 97% of their conversion value and, thereafter, at any time. The Convertible Notes will be convertible by the holders into shares of common stock, initially at a conversion rate of 72.7405 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes (14,548,100 common shares) corresponding to an initial conversion price per share of approximately $13.75, which represents a premium of 17.5% to the $11.70 per share closing price of the Company’s common stock on The NASDAQ Global Select Market on January 19, 2011. The conversion rate will be subject to adjustment upon certain events, such as stock splits and combinations, mergers, spin-offs, increases in dividends in excess of $0.28 per share per quarter and certain changes in control. Certain of these adjustments, including adjustments for increases in dividends, are subject to a conversion price floor of $11.70 per share. The Convertible Notes are senior unsecured obligations and rank senior in right of payment to our existing and future indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

On August 11, 2011, the Company adopted a plan for the purpose of repurchasing up to $200 million of its common stock in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The Company’s plan was designed to allow it to repurchase its shares both during its open window periods and at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. A broker selected by the Company will have the authority under the terms and limitations specified in the plan to repurchase shares on the Company’s behalf in accordance with the terms of the plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plan. While the portion of the plan reliant on Rule 10b-18 remains in effect, the portion reliant on Rule 10b5-1 is subject to periodic renewal and is not currently in effect. As of September 30, 2011, no shares have been repurchased.

On September 29, 2011, the Company closed a private offering of $45 million aggregate principal amount of senior secured notes (the “Notes”) consisting of two series: (1) 5.875% Senior Secured Notes, Series A, of the Company due September 29, 2016 in the aggregate principal amount of $29 million; and (2) 6.250% Senior Secured Notes, Series B, of the Company due September 29, 2018, in the aggregate principal amount of $16 million. The Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the offering of Notes are intended to be used to fund new portfolio investments, reduce outstanding borrowings on the Company’s Facility and for general corporate purposes including the payment of interest, fees or distributions to shareholders.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. (See note 2(m) within the accompanying financial statements.) At the end of each fiscal quarter, we consider taking proactive steps utilizing cash equivalents with the objective of enhancing our investment flexibility during the following quarter, pursuant to Section 55 of the 1940 Act. More specifically, we may purchase U.S. Treasury bills from time-to-time on the last business day of the quarter and typically close out that position on the following business day, settling the sale transaction on a net cash basis with the purchase, subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our Facility, as we deem appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. There were no cash equivalents held as of September 30, 2011.

Contractual Obligations

	Payments due by Period as of September 30, 2011 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Revolving Credit Facility (1)	$753	$—	$753	$—	$—
Senior Secured Notes	$270	$—	$—	$254	$16
Unsecured Notes	$200	$—	$—	$200	$—

(1)	At September 30, 2011, the Facility had $500 million of unused capacity.

Information about our senior securities is shown in the following table as of each year ended March 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (dollars in thousands)(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2012 (through September 30, 2011)	$753,473	$1,418	$—	N/A
Fiscal 2011	628,443	1,707	—	N/A
Fiscal 2010	1,060,616	2,671	—	N/A
Fiscal 2009	1,057,601	2,320	—	N/A
Fiscal 2008	1,639,122	2,158	—	N/A
Fiscal 2007	492,312	4,757	—	N/A
Fiscal 2006	323,852	4,798	—	N/A
Fiscal 2005	—	—	—	N/A
Senior Secured Notes
Fiscal 2012 (through September 30, 2011)	$270,000	$508	$—	N/A
Fiscal 2011	225,000	611	—	N/A
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
Fiscal 2005	—	—	—	N/A
Unsecured Notes
Fiscal 2012 (through September 30, 2011)	$200,000	$377	$—	N/A
Fiscal 2011	200,000	544	—	N/A
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
Fiscal 2005	—	—	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit was divided based on the amount outstanding at the end of the period for each.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, as senior securities are not registered for public trading.

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

Off-Balance Sheet Arrangements (dollars in thousands)

The Company has the ability to issue standby letters of credit through its Facility. At September 30, 2011 and September 30, 2010, the Company had issued standby letters of credit through JPMorgan Chase Bank, N.A. totaling $0 and $3,708, respectively.

As of September 30, 2011, AIC had one outstanding commitment with a bank to purchase an unsecured bridge loan in the aggregate amount of $40,000. AIC’s commitment is subject to the consummation of the underlying corporate transactions and conditional upon receipt of all necessary shareholder, regulatory and other applicable approvals.

The Company has a commitment to fund a revolving senior loan in the amount of $5,500. As of September 30, 2011, this revolving senior loan was unfunded.

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

AIC (TXU) Holdings LLC (“Apollo TXU”) is a special purpose entity wholly owned by AIC Holdco. Through AIC Holdco, effective in June 2008, we invested $11,375 in Apollo TXU, which acquired exposure to $50,000 notional amount of a Libor plus 3.5% senior secured delayed draw term loan of Texas Competitive Electric Holdings (“TXU”) due 2014 through a non-recourse total return swap with an unaffiliated third party expiring on October 10, 2013. Pursuant to such delayed drawn term loan, Apollo TXU pays interest at Libor plus 1.5% and generally receives all proceeds due under the delayed draw term loan of TXU (the “TXU Reference Obligation”). Like Apollo FDC, Apollo TXU is entitled to 100% of any realized appreciation in the TXU Reference Obligation and, since the total return swap is a non-recourse obligation, Apollo TXU is exposed up to the amount of its investment in the total return swap, plus any additional margin we decide to post, if any, during the term of the financing. In connection with the amendment and extension of the TXU term loan in April 2011 for which Apollo TXU received a consent fee along with an increase in the rate of the TXU Reference Obligation to Libor plus 4.5%, Apollo TXU extended its total return swap to 2016 at a rate of Libor plus 2.0%.

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

We do not consolidate AIC Holdco or its wholly owned subsidiaries and accordingly only the value of our investment in AIC Holdco is included on our statements of assets and liabilities. The Senior Note, total return swap and Acquisition Loan are non-recourse to AIC Holdco, its subsidiaries and us and have standard events of default including failure to pay contractual amounts when due and failure by each of the underlying Apollo special purpose entities to provide additional credit support, sell assets or prepay a portion of its obligations if the value of the FDC Reference Obligation, the TXU Reference Obligation or the Boots Reference Obligation, as applicable, declines below specified levels. We may unwind any of these transactions at any time without penalty. From time to time we may provide additional capital to AIC Holdco for purposes of reserving for or funding margin calls under one or more of the transactions described above among other reasons. During the fiscal year ended March 31, 2009, we provided $18,480 in additional capital to AIC Holdco. During the fiscal year ended March 31, 2010, $9,336 of net capital was returned to us from AIC Holdco. During the fiscal year ended March 31, 2011, $1,700 of net capital was provided to AIC Holdco. During the six months ended September 30, 2011, $3,758 of net capital was provided to AIC Holdco.

Dividends

Dividends to stockholders for the three and six months ended September 30, 2011 totaled $55.0 million or $0.28 per share, and $109.8 million or $0.56 per share, respectively. Dividends to stockholders for the three and six months ended September 30, 2010 totaled $54.4 million or $0.28 per share, and $108.7 million or $0.56 per share, respectively. Tax characteristics of all dividends will be reported to shareholders on Form 1099 after the end of each calendar year. Our quarterly dividends, if any, will be determined by our Board of Directors. We expect that our distributions to shareholders generally will be from accumulated net investment income and from net realized capital gains, as applicable.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. During the three and six months ended September 30, 2011, many of the loans in our portfolio had floating interest rates. These loans are usually based on floating LIBOR and typically have durations of one to six months after which they reset to current market interest rates. As the percentage of our U.S. mezzanine and other subordinated loans increase as a percentage of our total investments, we expect that more of the loans in our portfolio will have fixed rates. The Company also has a revolving credit facility that is based on floating LIBOR rates. Assuming no changes to our balance sheet as of September 30, 2011, a hypothetical one percent increase in LIBOR on our floating rate assets and liabilities would decrease our earnings by three cents per average share over the next twelve months. Assuming no changes to our balance sheet as of September 30, 2011, a hypothetical one percent decrease in LIBOR on our floating rate assets and liabilities would increase our earnings by three cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the three and six months ended September 30, 2011, we did not engage in interest rate hedging activities.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of September 30, 2011 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financing reporting that occurred during the second fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 19, 2010, InnKeepers disclosed that it had filed a voluntary petition in the United States Bankruptcy Court for the Southern District of New York under Chapter 11 of the United States Bankruptcy Code in order to effectuate a pre-arranged plan of reorganization. Following extensive proceedings in the Bankruptcy Court, on June 29, 2011, the Court confirmed a plan of reorganization (as subsequently modified, the “Plan”). The Plan became effective as to all InnKeepers-related debtors as of October 27, 2011. With the effectiveness of the Plan as to all debtors, the Company received a general release, including, but not limited to, a release of any guaranty of property improvement obligations relating to InnKeepers.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 and the new or amended risk factors set forth in the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 3, 2011.

APOLLO INVESTMENT CORPORATION

By:	/s/ JAMES C. ZELTER
James C. Zelter
Chief Executive Officer

By:	/s/ RICHARD L. PETEKA
Richard L. Peteka
Chief Financial Officer and Treasurer