Form 10-Q
period 2011-12-31
APOLLO INVESTMENT CORP
filed 2012-02-08
CIK 1278752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended December 31, 2011

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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of February 7, 2012 was 197,043,398.

APOLLO INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2011

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Apollo Investment”, “Company”, “AIC”, “Fund”, “we”, “us” and “our” refer to Apollo Investment Corporation unless the context otherwise states.

Item 1. Financial Statements

APOLLO INVESTMENT CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share amounts)

	December 31, 2011 (unaudited)	March 31, 2011
Assets
Non-controlled/non-affiliated investments, at value (cost—$2,813,436 and $2,900,378, respectively)	$2,577,312	$2,901,295
Non-controlled/affiliated investments, at value (cost—$0 and $22,407, respectively)	—	37,295
Controlled investments, at value (cost—$221,639 and $376,051, respectively)	201,543	111,568
Cash	—	5,471
Foreign currency (cost—$632 and $881, respectively)	635	883
Receivable for investments sold	81,810	13,461
Interest receivable	60,505	45,686
Dividends receivable	13	5,131
Miscellaneous income receivable	1,216	—
Receivable from investment adviser	—	576
Prepaid expenses and other assets	19,902	27,447

Total assets	$2,942,936	$3,148,813

Liabilities
Debt (see note 7 & 10)	$1,213,185	$1,053,443
Payable for investments purchased	25,000	37,382
Dividends payable	55,172	54,740
Management and performance-based incentive fees payable (see note 3)	24,327	27,553
Interest payable	10,614	9,703
Accrued administrative expenses	2,502	1,738
Other liabilities and accrued expenses	2,665	3,223
Due to custodian	2,064	—

Total liabilities	$1,335,529	$1,187,782

Net Assets
Common stock, par value $.001 per share, 400,000 and 400,000 common shares authorized, respectively, and 197,043 and 195,502 issued and outstanding, respectively	$197	$196
Paid-in capital in excess of par (see note 2f)	2,886,449	2,871,559
Undistributed net investment income (see note 2f)	23,271	56,557
Accumulated net realized loss (see note 2f)	(1,055,001)	(713,873)
Net unrealized depreciation	(247,509)	(253,408)

Total net assets	$1,607,407	$1,961,031

Total liabilities and net assets	$2,942,936	$3,148,813

Net Asset Value Per Share	$8.16	$10.03

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share amounts)

	Three months ended		Nine months ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
INVESTMENT INCOME:
From non-controlled/non-affiliated investments:
Interest	$77,220	$83,820	$238,264	$233,166
Dividends	1,125	992	5,410	3,712
Other income	3,521	6,650	16,761	11,958
From non-controlled/affiliated investments:
Interest	—	2,746	899	9,088
From controlled investments:
Interest	1,297	—	2,565	—
Dividends	652	—	8,489	6,031
Other income	—	110	—	110

Total Investment Income	$83,815	$94,318	$272,388	$264,065

EXPENSES:
Management fees (see note 3)	$14,693	$15,203	$46,171	$44,787
Performance-based incentive fees (see note 3)	9,634	12,532	29,398	35,284
Interest and other debt expenses	16,926	13,433	50,222	34,079
Administrative services expense	1,500	1,540	3,887	4,348
Other general and administrative expenses	2,524	1,484	10,978	4,432

Total expenses	45,277	44,192	140,656	122,930

Net investment income	$38,538	$50,126	$131,732	$141,135

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS AND FOREIGN CURRENCIES:
Net realized gain (loss):
Non-controlled/non-affiliated investments and cash equivalents	$(1,746)	$(55,650)	$(85,208)	$(142,777)
Non-controlled/affiliated investments	167	—	19,039	—
Controlled investments	(274,452)	—	(274,452)	—
Foreign currencies	1,036	(9,289)	(507)	(7,673)

Net realized loss	(274,995)	(64,939)	(341,128)	(150,450)

Net change in unrealized gain (loss):
Investments and cash equivalents	298,005	89,088	(7,464)	71,140
Foreign currencies	2,149	10,229	13,363	6,535

Net change in unrealized gain (loss)	300,154	99,317	5,899	77,675

Net realized and unrealized gain (loss) from investments, cash equivalents and foreign currencies	25,159	34,378	(335,229)	(72,775)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$63,697	$84,504	$(203,497)	$68,360

EARNINGS (LOSS) PER SHARE (see note 5) BASIC	$0.32	$0.43	$(1.04)	$0.36
DILUTED	$0.31	$0.43	$(1.04)	$0.36

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except shares)

	Nine months ended December 31, 2011 (unaudited)	Year ended March 31, 2011
Increase (decrease) in net assets from operations:
Net investment income	$131,732	$191,172
Net realized loss	(341,128)	(152,017)
Net change in unrealized gain (loss)	5,899	141,257

Net increase (decrease) in net assets resulting from operations	(203,497)	180,412

Dividends and distributions to stockholders:	(165,018)	(218,079)

Capital share transactions:
Net proceeds from shares sold	—	204,275
Less offering costs	(6)	(233)
Reinvestment of dividends	14,897	21,850

Net increase in net assets from capital share transactions	14,891	225,892

Total increase (decrease) in net assets:	(353,624)	188,225
Net assets at beginning of period	1,961,031	1,772,806

Net assets at end of period	$1,607,407	$1,961,031

Capital share activity:
Shares sold	—	17,250,000
Shares issued from reinvestment of dividends	1,541,849	2,037,631

Net increase in capital share activity	1,541,849	19,287,631

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine months ended December 31,
	2011	2010
Cash Flows from Operating Activities:
Net Increase (Decrease) in Net Assets Resulting from Operations	$(203,497)	$68,360
Adjustments to reconcile net decrease:
PIK interest and dividends	(11,788)	(34,942)
Net amortization on investments	(14,069)	(28,568)
Decrease from foreign currency transactions	(888)	(7,630)
Net change in unrealized (gain)/loss on investments, cash equivalents and foreign currencies	(5,899)	(77,675)
Net realized loss on investments, cash equivalents and foreign currencies	341,128	150,450
Changes in operating assets and liabilities:
Purchase of investments	(1,333,476)	(772,203)
Proceeds from disposition of investments and cash equivalents	1,282,605	701,886
Decrease (increase) in interest and dividends receivable	(9,701)	7,335
Decrease in prepaid expenses and other assets	7,596	8,264
Increase (decrease) in management and performance-based incentive fees payable	(3,226)	1,371
Increase in interest payable	911	4,232
Increase (decrease) in accrued expenses and other liabilities	206	(1,912)
Decrease in payable for investments purchased	(12,382)	(348,796)
Decrease (increase) in receivable for investments sold	(68,349)	49,643

Net Cash Used by Operating Activities	$(30,829)	$(280,185)

Cash Flows from Financing Activities:
Net proceeds from the issuance of common stock	$—	$204,275
Offering costs from the issuance of common stock	(6)	(427)
Dividends paid in cash	(149,689)	(141,493)
Proceeds from debt	1,891,011	1,307,460
Payments on debt*	(1,718,270)	(1,365,602)
Due to custodian	2,064	—

Net Cash Provided by Financing Activities	$25,110	$4,213

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(5,719)	$(275,972)
Effect of exchange rates on cash balances	—	(2)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$6,354	$487,585

CASH AND CASH EQUIVALENTS, END OF PERIOD	$635	$211,611

Non-cash financing activities consist of the reinvestment of dividends totaling $14,897 and $16,573, respectively.

*	Includes deferred financing costs of $691 and $3,913, respectively.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited)

December 31, 2011

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON AFFILIATED PORTFOLIO COMPANIES—160.3%	Industry	Par Amount*	Cost	Fair Value(1)
CORPORATE DEBT—150.7%
BANK DEBT/SENIOR SECURED LOANS—50.8%
1st Lien Bank Debt/Senior Secured Loans—4.9%
ATI Acquisition Company, P+1400 (P+10.00% Cash / 4.00% PIK), 6/30/12 †	Education	$4,015	$4,015	$4,015
ATI Acquisition Company, L+600, 12/30/14*** †	Education	13,408	12,596	3,151
Grocery Outlet Inc., L+900, 12/15/17	Grocery	18,500	18,500	18,500
National Healing Corporation, L+675, 11/30/17	Healthcare	20,000	19,009	19,300
Penton Media, Inc., L+400 (L+300 Cash / 1.00% PIK), 8/1/14	Media	34,912	29,527	21,820
RBS Holding Company, LLC, L+500, 3/23/17	Business Services	15,880	15,738	13,022

Total 1st Lien Bank Debt/Senior Secured Loans			$99,385	$79,808

2nd Lien Bank Debt/Senior Secured Loans—45.9%
Advantage Sales & Marketing, Inc., L+775, 6/18/18	Grocery	$58,000	$57,559	$56,598
Allied Security Holdings, LLC, L+700, 2/2/18	Business Services	43,000	42,611	42,032
Applied Systems, Inc., L+775, 6/8/17	Software	5,000	4,956	4,859
Asurion Corporation, L+750, 5/24/19	Insurance	56,000	55,735	55,440
Brock Holdings III, Inc., L+825, 3/16/18	Environmental & Facilities Services	39,000	38,281	35,880
Clean Earth, Inc., 13.00%, 8/1/14	Environmental & Facilities Services	25,000	25,000	24,875
Garden Fresh Restaurant Corp., L+975, 12/11/13	Retail	46,600	46,961	46,973
Insight Pharmaceuticals, LLC, L+1175, 8/25/17	Consumer Products	20,000	19,615	19,800
IPC Systems, Inc., L+525, 6/1/15	Telecommunications	44,250	42,021	36,674
Kronos, Inc., L+1000, 06/11/18	Electronics	35,000	35,000	34,737
Ozburn-Hessey Holding Company LLC, L+950, 10/8/16	Logistics	38,000	37,970	32,300
Ranpak Corp., L+750, 10/20/17 †	Packaging	85,000	85,000	79,900
Ranpak Corp., E+775, 10/20/17 †	Packaging	€40,000	58,042	50,368
Sedgwick Holdings, Inc., L+750, 5/26/17	Business Services	$15,225	15,036	15,073

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

December 31, 2011

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON AFFILIATED PORTFOLIO COMPANIES—160.3%	Industry	Par Amount*	Cost	Fair Value(1)
2nd Lien Bank Debt/Senior Secured Loans—(continued)
Sheridan Holdings, Inc., L+575 Cash or L+650 PIK, 6/15/15	Healthcare	$45,847	$45,206	$43,830
TransFirst Holdings, Inc., L+600 Cash or L+675 PIK, 6/15/15	Financial Services	37,512	36,830	34,249
Valerus Compression Services, LP, 11.50%, 3/26/18	Industrial	40,000	40,000	40,000
Vertafore, Inc., L+825, 10/29/17	Software	61,260	60,723	59,728
Wall Street Systems Holdings, Inc., L+750, 6/20/18	Software	25,000	24,764	24,000

Total 2nd Lien Bank Debt/Senior Secured Loans			$771,310	$737,316

TOTAL BANK DEBT/SENIOR SECURED LOANS			$870,695	$817,124

Subordinated Debt/Corporate Notes—99.9%
AB Acquisitions UK Topco 2 Limited (Alliance Boots), GBP L+650 (GBP L+300 Cash / 3.50% PIK), 7/9/17	Retail	£22,384	$44,015	$31,308
Advantage Sales & Marketing, Inc., 13.00%, 12/31/18	Grocery	$25,000	25,000	25,125
Altegrity Inc., 0.00%, 8/2/16 ♦ †	Diversified Service	3,545	2,024	1,870
Altegrity Inc., 11.75%, 5/1/16 ♦ †	Diversified Service	14,639	10,927	12,809
Altegrity Inc., 12.00%, 11/1/15 ♦ †	Diversified Service	100,000	100,000	99,300
Altegrity Inc., 10.50%, 11/1/15 ♦ †	Diversified Service	13,475	12,318	12,330
American Tire Distributors, Inc., 11.50%, 6/1/18 ♦	Distribution	25,000	25,000	25,300
Angelica Corporation, 15.00% (12.00% Cash / 3.00% PIK), 10/15/16	Healthcare	53,343	53,343	50,515
ATI Acquisition Company, L+1100, 12/30/15***	Education	41,515	37,867	1,038
Avaya Inc., 10.125% Cash or 10.875% PIK, 11/1/15	Telecommunications	43,577	40,562	39,655
BCA Osprey II Limited (British Car Auctions), 12.50% PIK, 8/17/17	Transportation	£22,750	35,921	28,196
BCA Osprey II Limited (British Car Auctions), 12.50% PIK, 8/17/17	Transportation	€13,773	19,120	14,259
Burlington Coat Factory, 10.00%, 2/15/19	Retail	$3,750	3,593	3,675
Catalina Marketing Corporation, 11.625%, 10/1/17 ♦	Grocery	42,175	43,498	40,910
Ceridian Corp., 12.25% Cash or 13.00% PIK, 11/15/15 †	Diversified Service	55,950	55,831	43,641
Ceridian Corp., 11.25%, 11/15/15 †	Diversified Service	34,300	33,995	26,840
Clearwire Communications, 12.00%, 12/1/15	Telecommunications	24,843	24,249	23,891
Delta Educational Systems, Inc., 14.20% (13.00% Cash / 1.20% PIK), 5/12/13	Education	19,931	19,734	20,110
Exova Limited, 10.50%, 10/15/18 ♦	Market Research	£18,000	28,823	22,659
Exova Limited, 10.50%, 10/15/18	Market Research	15,655	22,050	19,707
First Data Corporation, 12.625%, 1/15/21 †	Financial Services	$9,219	8,016	8,021
First Data Corporation, 8.25%, 1/15/21 †	Financial Services	4,219	3,685	3,755
FoxCo Acquisition Sub LLC, 13.375%, 7/15/16 ♦	Broadcasting & Entertainment	26,125	26,555	28,737

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

December 31, 2011

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON AFFILIATED PORTFOLIO COMPANIES—160.3%	Industry	Par Amount*	Cost	Fair Value(1)
Subordinated Debt/Corporate Notes—(continued)
Hub International Holdings, 10.25%, 6/15/15 ♦	Insurance	$36,232	$35,166	$35,870
Intelsat Bermuda Ltd., 11.25%, 2/4/17 †	Broadcasting & Entertainment	99,000	101,200	96,525
Intelsat Bermuda Ltd., 11.50% Cash or 12.50% PIK, 2/4/17 †	Broadcasting & Entertainment	5,000	4,736	4,850
inVentiv Health, Inc., 10.50%, 8/15/18	Market Research	160,000	160,000	144,800
Laureate Education, Inc., 12.50%, 8/15/17 ♦	Education	53,540	53,181	55,682
N.E.W. Holdings I, LLC, L+750, 3/23/17	Consumer Services	45,111	45,215	39,472
Renal Advantage Holdings, Inc., 12.00%, 6/17/17	Healthcare	32,103	31,746	33,066
SeaCube Container Leasing Ltd., 11.00%, 4/28/16	Shipping	50,000	50,000	50,000
Sorenson Communications, Inc., 10.50%, 2/1/15 ♦	Consumer Services	32,500	32,083	22,669
SquareTwo Financial Corp. (Collect America, Ltd.), 11.625%, 4/1/17 ♦	Consumer Finance	40,000	39,430	38,900
SRA International, Inc., 11.00%, 10/1/19	Consulting Services	25,000	25,000	24,500
Texas Competitive Electric Holdings Company LLC, 11.50%, 10/1/20	Utilities	50,000	49,663	42,187
The ServiceMaster Company, 10.75% Cash or 11.50% PIK, 7/15/15 ♦	Diversified Service	39,673	41,200	41,656
TL Acquisitions, Inc. (Thomson Learning), 10.50%, 1/15/15 ♦	Education	120,500	99,824	86,358
Travelport LLC, 9.875%, 9/1/14 †	Business Services	19,779	18,504	11,670
Travelport LLC, L+462.5, 9/1/14 †	Business Services	13,000	10,793	6,337
Univar Inc., 12.00%, 6/30/18	Distribution	78,750	78,750	77,410
U.S. Renal Care, Inc., 13.25% (11.25% Cash /2.00% PIK), 5/24/17	Healthcare	50,569	50,569	52,338
U.S. Security Associates Holdings, Inc., 11.00%, 7/28/18	Business Services	135,000	135,000	134,330
Varietal Distribution, 10.75%, 6/30/17	Distribution	€1,127	1,404	1,406
Varietal Distribution, 10.75%, 6/30/17	Distribution	$22,204	21,758	21,338

Total Subordinated Debt/Corporate Notes			$1,761,348	$1,605,015

TOTAL CORPORATE DEBT			$2,632,043	$2,422,139

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

December 31, 2011

(in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON AFFILIATED PORTFOLIO COMPANIES—160.3%	Industry	Par Amount*	Cost	Fair Value(1)
COLLATERALIZED LOAN OBLIGATIONS—1.1%
Babson CLO Ltd., Series 2008-2A Class E, L+975, 7/15/18 ♦	Asset Management	$11,000	$10,209	$10,435
Westbrook CLO Ltd., Series 2006-1A, L+370, 12/20/20 ♦	Asset Management	11,000	7,050	7,320

TOTAL COLLATERALIZED LOAN OBLIGATIONS			$17,259	$17,755

		Shares
PREFERRED EQUITY—2.2%
AHC Mezzanine LLC (Advanstar) **	Media	—	$1,063	$252
CA Holding, Inc. (Collect America, Ltd.) Series A **	Consumer Finance	7,961	788	1,592
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 13.50% PIK, 5/12/14	Education	12,360	24,890	25,356
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 12.50% PIK (Convertible)	Education	332,500	6,656	5,476
Varietal Distribution Holdings, LLC, 8.00% PIK	Distribution	3,097	4,426	2,872

TOTAL PREFERRED EQUITY			$37,823	$35,548

EQUITY—6.3%
Common Equity/Interests—5.8%
AB Capital Holdings LLC (Allied Security) **	Business Services	2,000,000	$2,000	$2,980
Accelerate Parent Corp. (American Tire) **	Distribution	3,125,000	3,125	4,060
A-D Conduit Holdings, LLC (Duraline)	Telecommunications	2,778	2,778	4,072
Altegrity Holding Corp.**	Diversified Service	353,399	13,797	8,761
CA Holding, Inc. (Collect America, Ltd.) Series A **	Consumer Finance	25,000	2,500	401
CA Holding, Inc. (Collect America, Ltd.) Series AA **	Consumer Finance	4,294	429	859
Clothesline Holdings, Inc. **	Healthcare	6,000	6,000	—
Explorer Coinvest LLC (Booz Allen) **	Consulting Services	430	4,300	6,898
Garden Fresh Restaurant Holding, LLC **	Retail	50,000	5,000	8,563
Gryphon Colleges Corporation (Delta Educational Systems, Inc.)**	Education	17,500	175	—
GS Prysmian Co-Invest L.P. (Prysmian Cables & Systems) (2,3) **	Industrial	—	—	198
JV Note Holdco LLC (DSI Renal Inc.)	Healthcare	9,303	85	81

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

December 31, 2011

(in thousands, except shares and warrants)

INVESTMENTS IN NON-CONTROLLED/NON AFFILIATED PORTFOLIO COMPANIES—160.3%	Industry	Shares	Cost	Fair Value(1)
Common Equity/Interests—(continued)
New Omaha Holdings Co-Invest LP (First Data) **	Financial Services	13,000,000	$65,000	$22,875
Penton Business Media Holdings, LLC **	Media	124	4,950	10,499
RC Coinvestment, LLC (Ranpak Corp.) **	Packaging	50,000	5,000	8,041
Sorenson Communications Holdings, LLC Class A **	Consumer Services	454,828	45	2,230
Univar Inc. **	Distribution	900,000	9,000	12,710
Varietal Distribution Holdings, LLC Class A **	Distribution	28,028	28	—

Total Common Equity/Interests			$124,212	$93,228

		Warrants
Warrants—0.5%
CA Holding, Inc. (Collect America, Ltd.), Common **	Consumer Finance	7,961	$8	—
Fidji Luxco (BC) S.C.A., Common (FCI)(2) **	Electronics	48,769	491	$6,006
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Common **	Education	9,820	98	—
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class A-1 Preferred **	Education	45,947	459	918
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class B-1 Preferred **	Education	104,314	1,043	1,718

Total Warrants			$2,099	$8,642

TOTAL EQUITY			$126,311	$101,870

Total Investments in Non-Controlled/ Non-Affiliated Portfolio Companies			$2,813,436	$2,577,312

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

December 31, 2011

(in thousands, except shares)

INVESTMENTS IN CONTROLLED PORTFOLIO COMPANIES—12.6% (4)	Industry	Par Amount*	Cost	Fair Value (1)
CORPORATE DEBT—2.3%
Subordinated Debt/Corporate Notes—2.3%
Playpower Holdings Inc., 14.00% PIK, 12/15/15 †	Leisure Equipment	$21,436	$21,436	$20,472
Playpower, Inc., 12.50% PIK, 12/31/15 †	Leisure Equipment	16,907	15,814	16,146

Total Subordinated Debt/Corporate Notes			$37,250	$36,618

TOTAL CORPORATE DEBT			$37,250	$36,618

		Shares
EQUITY—10.3%
Common Equity/Interests—10.3%
AIC Credit Opportunity Fund LLC(5)	Asset Management	—	$77,032	$69,248
Generation Brands Holdings, Inc. (Quality Home Brands) **	Consumer Products	750	—	131
Generation Brands Holdings, Inc. Series H (Quality Home Brands) **	Consumer Products	7,500	2,297	1,312
Generation Brands Holdings, Inc. Series 2L (Quality Home Brands) **	Consumer Products	44,957	11,242	7,867
LVI Parent Corp. (LVI Services, Inc.) **	Environmental & Facilities Services	14,981	16,096	17,147
Playpower Holdings Inc.	Leisure Equipment	1,000	77,722	69,220

Total Common Equity/Interests			$184,389	$164,925

TOTAL EQUITY			$184,389	$164,925

Total Investments in Controlled Portfolio Companies			$221,639	$201,543

Total Investments—172.9% (6)			$3,035,075	$2,778,855
Liabilities in Excess of Other Assets—(72.9%)				(1,171,448)

Net Assets—100.0%				$1,607,407

(1)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2).
(2)	Denominated in Euro (€).
(3)	The Company is the sole Limited Partner in GS Prysmian Co-Invest L.P.
(4)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the nine months ended December 31, 2011 in these Controlled investments are as follows:

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

December 31, 2011

(in thousands)

Name of Issuer	Fair Value at March 31, 2011	Gross Additions	Gross Reductions	Interest/Dividend/ Other Income	Fair Value at December 31, 2011
Playpower Holdings, Inc., 14.00% PIK	$—	$21,436	$—	$1,445	$20,472
Playpower, Inc., 12.50% PIK	—	15,716	—	1,023	16,146
AIC Credit Opportunity Fund LLC Common Equity	95,212	5,291	—	8,489	69,248
Generation Brands Holdings, Inc. (Quality Home Brands)Common Equity	8	—	—	—	131
Generation Brands Holdings, Inc. (Quality Home Brands) Series H Common Equity	77	—	—	—	1,312
Generation Brands Holdings, Inc. (Quality Home Brands) Series 2L Common Equity	379	—	—	—	7,867
LVI Parent Corp. Common Equity	15,892	—	—	—	17,147
Playpower Holdings Inc. Common Equity	—	77,722	—	—	69,220

	$111,568	$120,165	$—	$10,957	$201,543

As of December 31, 2011, the Company has a 100%, 32%, 34% and 100% equity ownership interest in AIC Credit Opportunity Fund LLC, Generation Brands Holdings, Inc., LVI Parent Corp. and Playpower Holdings Inc., respectively.

(5)	See Note 6.
(6)	Aggregate gross unrealized appreciation for federal income tax purposes is $62,789; aggregate gross unrealized depreciation for federal income tax purposes is $413,433. Net unrealized depreciation is $350,644 based on a tax cost of $3,129,499.
♦	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
*	Denominated in USD unless otherwise noted.
**	Non-income producing security
***	Non-accrual status (see Note 2d)
†	Denotes debt securities where the Company owns multiple tranches of the same broad asset type but whose security characteristics differ. Such differences may include level of subordination, call protection and pricing, differing interest rate characteristics, among other factors. Such factors are usually considered in the determination of fair values.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2011
Diversified Service	8.9%
Business Services	8.1%
Education	7.3%
Healthcare	7.2%
Market Research	6.7%
Distribution	5.2%
Grocery	5.1%
Packaging	5.0%
Broadcasting & Entertainment	4.7%
Leisure Equipment	3.8%
Telecommunications	3.8%
Insurance	3.3%
Retail	3.3%
Software	3.2%
Asset Management	3.1%
Environmental & Facilities Services	2.8%
Financial Services	2.5%
Consumer Services	2.3%
Shipping	1.8%
Transportation	1.5%
Utilities	1.5%
Consumer Finance	1.5%
Electronics	1.5%
Industrial	1.4%
Media	1.2%
Logistics	1.2%
Consulting Services	1.1%
Consumer Products	1.0%

Total Investments	100.0%

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

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2011

(in thousands, except shares)

INVESTMENTS IN CONTROLLED PORTFOLIO COMPANIES—5.7%(7)	Industry	Shares	Cost	Fair Value(1)
Preferred Equity—0.0%
Grand Prix Holdings, LLC Series A, 12.00% PIK (Innkeepers USA)(8) ***	Hotels, Motels, Inns & Gaming	2,989,431	$102,012	$—

EQUITY
Common Equity/Interests—5.7%
AIC Credit Opportunity Fund LLC (9)	Asset Management	—	$71,740	$95,212
Generation Brands Holdings, Inc. (Quality Home Brands) **	Consumer Products	750	—	8
Generation Brands Holdings, Inc. Series H (Quality Home Brands) **	Consumer Products	7,500	2,297	77
Generation Brands Holdings, Inc. Series 2L (Quality Home Brands) **	Consumer Products	36,700	11,242	379
Grand Prix Holdings, LLC (Innkeepers USA) (8) **	Hotels, Motels, Inns & Gaming	17,335,834	172,664	—
LVI Parent Corp. (LVI Services, Inc.)	Environmental & Facilities Services	14,981	16,096	15,892

Total Common Equity/Interests			$274,039	$111,568

TOTAL EQUITY			$274,039	$111,568

Total Investments in Controlled Portfolio Companies			$376,051	$111,568

Total Investments—155.5%(10)			$3,298,836	$3,050,158
Liabilities in Excess of Other Assets—(55.5%)				(1,089,127)

Net Assets—100.0%				$1,961,031

(1)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2).
(2)	Position is held across five US Dollar-denominated tranches with stated coupons between L+650 and L+850.
(3)	Position is held across three Euro-denominated tranches with stated coupons between E+700 and E+800.
(4)	Denominated in Euro (€).
(5)	The Company is the sole Limited Partner in GS Prysmian Co-Invest L.P.
(6)	Denotes investments in which we are an “Affiliated Person”, as defined in the Investment Company Act of 1940 (“1940 Act’), due to owning, controlling, or holding the power to vote, 5% or more of the outstanding voting securities of the investment. Transactions during the fiscal year ended March 31, 2011 in these Affiliated investments are as follows:

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2011

(in thousands)

Name of Issuer	Fair Value at March 31, 2010	Gross Additions	Gross Reductions	Interest/Dividend Income	Fair Value at March 31, 2011
Gray Wireline Service, Inc. 1st Out	$1,000	$—	$1,000	$57	$—
Gray Wireline Service, Inc. 2nd Out	59,251	485	78,820	8,494	—
DSI Renal, Inc., 17.00%	10,057	825	—	1,745	10,899
CDSI I Holding Company, Inc. (DSI Renal) Common Equity	10,206	—	—	—	18,723
Gray Energy Services, LLC Class H Common Equity	—	—	806	—	—
CDSI I Holding Company, Inc. (DSI Renal) Series A Warrant	854	—	—	—	2,169
CDSI I Holding Company, Inc. (DSI Renal) Series B Warrant	693	—	—	—	1,837
CDSI I Holding Company, Inc. (DSI Renal) Contingent Payment Agreement	1,075	—	—	—	3,667
Gray Holdco, Inc. Warrant	—	—	2,654	—	—

	$83,136	$1,310	$83,280	$10,296	$37,295

(7)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the fiscal year ended March 31, 2011 in these Controlled investments are as follows:

Name of Issuer	Fair Value at March 31, 2010	Gross Additions	Gross Reductions	Interest/Dividend/ Other Income	Fair Value at March 31, 2011
Grand Prix Holdings, LLC (Innkeepers USA) Series A Preferred (8)	$5,268	$—	$—	$—	$—
AIC Credit Opportunity Fund LLC Common Equity (9)	73,514	1,700	—	12,334	95,212
Generation Brands Holdings, Inc. (Quality Home Brands) Common Equity	230	—	—	—	8
Generation Brands Holdings, Inc. (Quality Home Brands) Series H Common Equity	2,297	—	—	—	77
Generation Brands Holdings, Inc. (Quality Home Brands) Series 2L Common Equity	11,242	—	—	—	379
Grand Prix Holdings, LLC (Innkeepers USA) Common Equity (8)	—	—	—	—	—
LVI Parent Corp. Common Equity	—	16,096	—	110	15,892

	$92,551	$17,796	$—	$12,444	$111,568

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2011

(in thousands)

The Company has a 99%, 100%, 27% and 34% equity ownership interest in Grand Prix Holdings LLC, AIC Credit Opportunity Fund LLC, Generation Brands Holdings, Inc. and LVI Parent Corp., respectively.

(8)	See note 12.
(9)	See note 6.
(10)	Aggregate gross unrealized appreciation for federal income tax purposes is $202,082; aggregate gross unrealized depreciation for federal income tax purposes is $454,897. Net unrealized depreciation is $252,815 based on a tax cost of $3,302,973.
♦	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
*	Denominated in USD unless otherwise noted.
**	Non-income producing security
***	Non-accrual status (see note 2d)
†	Denotes securities where the Company owns multiple tranches of the same broad asset type but whose security characteristics differ. Such differences may include level of subordination, call protection and pricing, differing interest rate characteristics, among other factors. Such factors are usually considered in the determination of fair values.
§	Position reflects a contingent payment agreement.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2011
Diversified Service	10.4%
Education	9.9%
Healthcare	7.5%
Retail	6.6%
Packaging	5.3%
Distribution	5.2%
Insurance	5.0%
Grocery	4.6%
Broadcasting & Entertainment	4.2%
Asset Management	4.1%
Environmental & Facilities Services	3.5%
Software	3.4%
Business Services	3.3%
Telecommunications	3.2%
Transportation	2.8%
Beverage, Food & Tobacco	2.8%
Financial Services	2.5%
Consumer Services	2.4%
Leisure Equipment	2.3%
Electronics	2.1%
Manufacturing	2.0%
Consumer Finance	1.4%
Industrial	1.3%
Logistics	1.3%
Media	1.1%
Market Research	1.0%
Consumer Products	0.4%
Consulting Services	0.2%
Machinery	0.2%
Hotels, Motels, Inns & Gaming	0.0%

Total Investments	100.0%

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the quarter ended December 31, 2011, there has been no change to the Company’s valuation techniques and related inputs considered in the valuation process.

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

Accounting Standards Update No. 2010-06, Improving Disclosure about Fair Value Measurements was released in January 2010 and is effective and adopted for periods beginning after December 15, 2009, except for separate disclosures for purchases, sales, issuances, and settlements, as applicable, in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective and were adopted on April 1, 2011. This update improved financial statement disclosure around transfers in and out of level 1 and 2 fair value measurements, around valuation techniques and inputs and around other related disclosures. Transfers between levels, if any, are recognized at the end of the reporting period. See certain additional disclosures in note 6, as well as in “Valuation of Portfolio Investments” within our Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”) which results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company plans to adopt ASU 2011-04 on January 1, 2012 and has assessed the potential impact that the adoption of ASU 2011-04 may have on the Company’s financial position and results of operations.

(c) Gains or losses on investments are calculated by using the specific identification method.

(d) The Company records interest and dividend income, adjusted for amortization of premium and accretion of discount, on an accrual basis. Some of our loans and other investments, including certain preferred equity investments, may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. At the point the Company believes PIK is not expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are reversed from the related receivable through interest or dividend income, respectively. The Company does not reverse previously capitalized PIK interest or dividends. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if the Company again believes that PIK is expected to be realized. For the nine months ended December 31, 2011, accrued PIK totaled $13,093, on total investment income of $272,388. Loan origination fees, original issue discount, and market discounts are capitalized and amortized into income using the interest method or straight-line, as applicable. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and other investments as interest income when we receive such amounts. Structuring fees are recorded as other income when earned. Investments that are expected to pay regularly scheduled interest and/or dividends in cash are generally placed on non-accrual status when principal or interest/dividend cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest/dividend cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest or dividends are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining interest or dividend

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

obligations. Interest or dividend cash payments received on non-accrual designated investments may be recognized as income or applied to principal depending upon management’s judgment.

(e) The Company intends to comply with the applicable provisions of the Code pertaining to regulated investment companies to make distributions of taxable income sufficient to relieve it of substantially all Federal income taxes. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. The Company will accrue excise tax on estimated excess taxable income, if any, as required.

(f) Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are generally reclassified among the Company’s capital accounts annually. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from accounting principles generally accepted in the United States of America.

(g) Dividends and distributions to common stockholders are recorded as of the record date. The amount to be paid out as a dividend is determined by the board of directors each quarter. Net realized capital gains, if any, are generally distributed or deemed distributed at least annually.

(h) In accordance with Regulation S-X, the Company generally will not consolidate its interest in any company other than in investment company subsidiaries and controlled operating companies substantially all of whose business consists of providing services to the Company. Consequently, the Company has not consolidated special purpose entities through which the special purpose entity acquired and holds investments subject to financing with third parties. At December 31, 2011, the Company did not have any subsidiaries or controlled operating companies that were consolidated. See additional information within note 6.

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

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

The accrual of this theoretical capital gains incentive fee assumes all unrealized capital appreciation and depreciation is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no such accrual for the three and nine months ended December 31, 2011 and 2010. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (“Advisers Act”) or Investment Advisory Agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the Investment Advisory Agreement which specifically excludes consideration of unrealized capital appreciation.

For the three and nine months ended December 31, 2011, the Company recognized $14,693 and $46,171, respectively, in base management fees and $9,634 and $29,398, respectively, in performance-based incentive fees. For the three and nine months ended December 31, 2010, the Company recognized $15,203 and $44,787, respectively, in base management fees and $12,532 and $35,284, respectively, in performance-based incentive fees. The fees for the three and nine months ended December 31, 2011 reflect a reduction due to a prior payment of an unearned portion of the fees to the Investment Adviser of $0 and $2,783, respectively.

Apollo Investment has also entered into an Administration Agreement with the Administrator under which the Administrator provides administrative services for Apollo Investment. For providing these services, facilities and personnel, Apollo Investment reimburses the Administrator for Apollo Investment’s allocable portion of overhead and other expenses incurred by the Administrator and requested to be reimbursed in performing its obligations under the Administration Agreement, including rent and Apollo Investment’s allocable portion of its chief financial officer and chief compliance officer and their respective staffs that are requested to be reimbursed. The Administrator will also provide, on Apollo Investment’s behalf, managerial assistance to those portfolio companies to which Apollo Investment is required to provide such assistance. For the three and nine months ended December 31, 2011, the Company recognized expenses under the Administration Agreement of $1,500 and $3,887, respectively. For the three and nine months ended December 31, 2010, the Company recognized expenses under the Administration Agreement of $1,540 and $4,348, respectively.

Note 4. Net Asset Value Per Share

At December 31, 2011, the Company’s total net assets and net asset value per share were $1,607,407 and $8.16, respectively. This compares to total net assets and net asset value per share at March 31, 2011 of $1,961,031 and $10.03, respectively.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share, pursuant to ASC 260-10, for the three and nine months ended December 31, 2011 and December 31, 2010, respectively:

	Three months ended December 31,		Nine months ended December 31,
	2011	2010	2011	2010
Earnings per share—basic
Numerator for increase (decrease) in net assets per share:	$63,697	$84,504	$(203,497)	$68,360
Denominator for basic weighted average shares:	197,022,181	195,044,683	196,431,720	192,443,423
Basic earnings (loss) per share:	$0.32	$0.43	$(1.04)	$0.36

Earnings per share—diluted
Numerator for increase (decrease) in net assets per share:	$63,697	$84,504	$(203,497)	$68,360
Adjustment for interest on convertible notes and for incentive fees, net	2,577	—	7,729	—

Numerator for increase (decrease) in net assets per share, as adjusted	$66,274	$84,504	$(195,768)	$68,360
Denominator for weighted average shares, as adjusted for dilutive effect of convertible notes:	211,570,281	195,044,683	210,979,820	192,443,423
Diluted earnings (loss) per share:	$0.31	$0.43	$(1.04)*	$0.36

*	In applying the if-converted method, conversion shall not be assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. For the nine months ended December 31, 2011, anti-dilution would total $0.11.

Note 6. Investments

AIC Credit Opportunity Fund LLC—We own all of the common member interests in AIC Credit Opportunity Fund, LLC (“AIC Holdco”). AIC Holdco was formed for the purpose of holding various financed investments. AIC Holdco wholly owns three special purpose entities, each of which in 2008 acquired directly or indirectly an investment in a particular security from an unaffiliated entity that provided leverage for the investment as part of the sale. Each of these transactions is described in more detail below together with summary financial information.

In the first of these investments, in June 2008 we invested through AIC Holdco $39,500 in AIC (FDC) Holdings LLC (“Apollo FDC”). Apollo FDC used the proceeds to purchase a Junior Profit-Participating Note due 2013 in principal amount of $39,500 (the “Junior Note”) issued by Apollo I Trust (the “Trust”). The Trust also issued a Senior Floating Rate Note due 2013 (the “Senior Note”) to an unaffiliated third party (“FDC Counterparty”) in principal amount of $39,500 paying interest at Libor plus 1.50%, increasing over time to Libor plus 2.0%. The Trust used the aggregate $79,000 proceeds to acquire $100,000 face value of a senior subordinated loan of First Data Corporation (the “FDC Loan”) due 2016. The FDC Loan pays interest at 11.25% per year. The Junior Note of the Trust owned by Apollo FDC pays to Apollo FDC all of the interest and other proceeds received by the Trust on the FDC Loan after satisfying the Trust's obligations on the Senior Note. The holder of the Senior Note has no recourse to Apollo FDC, AIC Holdco or us with respect to any interest on, or principal of, the Senior Note. However, if the value of the FDC Loan held by the Trust declines sufficiently, the investment would be

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

unwound unless Apollo FDC posts additional collateral for the benefit of the Senior Note. Consequently, the maximum exposure on this investment is the amount of our investment in the Junior Note and any additional collateral we determine to post.

In the second of these investments, in June 2008 we invested through AIC Holdco $11,375 in AIC (TXU) Holdings LLC (“Apollo TXU”). Apollo TXU acquired exposure to $50,000 notional amount of a Libor plus 3.5% senior secured delayed draw term loan of Texas Competitive Electric Holdings (“TXU”) due 2014 through a non-recourse total return swap (the “TRS”) with an unaffiliated third party expiring on October 10, 2013. Pursuant to such delayed draw term loan, Apollo TXU pays an unaffiliated third-party interest at Libor plus 1.5% and generally receives all proceeds due under the delayed draw term loan of TXU (the “TXU Term Loan”). Like Apollo FDC, Apollo TXU is entitled to 100% of any realized appreciation in the TXU Term Loan and, since the TRS is a non-recourse arrangement, Apollo TXU is exposed only up to the amount of its investment in the TRS, plus any additional margin we decide to post, if any, during the term of the financing. The TRS does not constitute a senior security or a borrowing of Apollo TXU. In connection with the amendment and extension of the TXU Term Loan in April 2011, for which Apollo TXU received a consent fee along with an increase in the rate of the TXU Term Loan to Libor plus 4.5%, Apollo TXU extended its TRS to 2016 at a rate of Libor plus 2.0%.

In the third of these investments, in September 2008 we invested through AIC Holdco $10,022 in AIC (Boots) Holdings, LLC (“Apollo Boots”). Apollo Boots acquired €23,383 and £12,465 principal amount of senior term loans of AB Acquisitions Topco 2 Limited, a holding company for the Alliance Boots group of companies (the “Boots Term Loans”), out of the proceeds of our investment and a multicurrency $40,876 equivalent non-recourse loan to Apollo Boots (the “Acquisition Loan”) by an unaffiliated third party that matures in September 2013 and pays interest at LIBOR plus 1.25% or, in certain cases, the higher of the Federal Funds Rate plus 0.50% or the lender's prime-rate. The Boots Term Loans pay interest at the rate of LIBOR plus 3% per year and mature in June 2015.

We do not consolidate AIC Holdco or its wholly owned subsidiaries and accordingly only the value of our investment in AIC Holdco is included on our statement of assets and liabilities. Our investment in AIC Holdco is valued in accordance with our normal valuation procedures and is based on the values of the underlying assets held by each of Apollo FDC, Apollo TXU and Apollo Boots net of associated liabilities.

The Senior Note, TRS and Acquisition Loan are non-recourse to AIC Holdco, its subsidiaries and us and have standard events of default including failure to pay contractual amounts when due and failure by each of the underlying Apollo special purpose entities to provide additional credit support, sell assets or prepay a portion of its obligations if the value of the FDC Term Loan, the TXU Term Loan or the Boots Term Loans, as applicable, declines below specified levels. We may unwind any of these transactions at any time without penalty. From time to time we may provide additional capital to AIC Holdco for purposes of reserving for or funding margin calls under one or more of the transactions described above among other reasons. During the fiscal year ended March 31, 2009, we provided $18,480 in additional net capital to AIC Holdco. During the fiscal year ended March 31, 2010, $9,336 of net capital was returned to us from AIC Holdco. During the fiscal year ended March 31, 2011, $1,700 of net capital was provided to AIC Holdco. During the nine months ended December 31, 2011, $5,291 of net capital was provided to AIC Holdco. The Junior Note, TRS and Boots Term Loans were performing assets as of the date of these financial statements.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Below is summarized financial information for AIC Holdco for the nine months ended December 31, 2011 and the fiscal year ended March 31, 2011.

	December 31, 2011	March 31, 2011 (unaudited)
Assets
Cash	$20	$—
Apollo FDC[1]	43,000	60,458
Apollo TXU[2]	22,041	16,749
Apollo Boots[3]	45,738	52,084
Other Assets	—	5,141

Total Assets	$110,799	$134,432

Liabilities
Apollo FDC[4]	$—	$—
Apollo TXU[5]	12,383	2,919
Apollo Boots[6]	29,168	31,181
Other Liabilities	—	5,120

Total Liabilities	$41,551	$39,220

Net Assets
Apollo FDC	$43,000	$60,458
Apollo TXU	9,658	13,830
Apollo Boots	16,570	20,903
Other	20	21

Total Net Assets	$69,248	$95,212

	Nine months ended December 31, 2011	Fiscal Year End March 31, 2011 (unaudited)
Net Operating Income (Loss)
Apollo FDC[7]	$5,126	$10,286
Apollo TXU[7]	2,480	1,154
Apollo Boots[7]	933	939
Other	(21)	(24)

Total Operating Income	$8,518	$12,355

Net Change in Unrealized Gain (Loss)
Apollo FDC	$(17,458)	$16,208
Apollo TXU	(9,464)	2,909
Apollo Boots	(4,333)	2,560

Total Net Change in Unrealized Gain (Loss)	$(31,255)	$21,677

Net Income (Loss)[8]
Apollo FDC	$(12,332)	$26,494
Apollo TXU	(6,984)	4,063
Apollo Boots	(3,400)	3,499
Other	(21)	(24)

Total Net Income (Loss)	$(22,737)	$34,032

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

1	Represents fair value of the Junior Note held by Apollo FDC. Cost: $39,500 and $39,500, respectively.
2	Represents fair value of collateral posted in relation to the TRS held by Apollo TXU. Cost: $22,041 and $16,749, respectively.
3	Represents fair value of the Boots Term Loans held by Apollo Boots. Cost: $50,109 and $50,109, respectively.
4	Apollo FDC's interest is subject to a senior note of a separate entity of $39,500; However, Apollo FDC has no liability for such senior note.
5	Represents liability on the TRS held by Apollo TXU.
6	Represents liability of Apollo Boots on the Acquisition Loan.
7	In the case of Apollo FDC, net operating income consists of interest income on the Junior Note less interest paid on the senior note together with immaterial administrative expenses. In the case of Apollo TXU, net operating income consists of net payments from (to) the swap counterparty of Apollo TXU's obligation to pay interest and its right to receive the proceeds in respect of the reference asset, together with immaterial administrative expenses. In the case of AIC Boots, net operating income consists of interest income on the Boots Term Loans, less interest payments on the Acquisition Loan together with immaterial administrative expenses. There are no management or incentive fees.
8	Net income is the sum of operating income, realized gain (loss) (for the periods shown, there was no realized gain or loss) and net change in unrealized gain (loss).

Investments and cash equivalents for the Company

Investments and cash equivalents for the Company consisted of the following as of December 31, 2011 and March 31, 2011.

	December 31, 2011		March 31, 2011
	Cost	Fair Value	Cost	Fair Value
Bank Debt/Senior Secured Loans	$870,695	$817,124	$994,742	$1,013,745
Subordinated Debt/Corporate Notes	1,798,598	1,641,633	1,719,439	1,730,656
Collateralized Loan Obligations	17,259	17,755	24,739	28,770
Preferred Equity	37,823	35,548	136,429	33,132
Common Equity/Interests	308,601	258,153	418,967	227,771
Warrants	2,099	8,642	4,520	16,084

Total Investments	$3,035,075	$2,778,855	$3,298,836	$3,050,158
Cash Equivalents	—	—	—	—

Total Investments and Cash Equivalents	$3,035,075	$2,778,855	$3,298,836	$3,050,158

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

At December 31, 2011, our investments and cash equivalents were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurement at Reporting Date Using:
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Bank Debt/Senior Secured Loans	$817,124	$—	$—	$817,124
Subordinated Debt/Corporate Notes	1,641,633	—	—	1,641,633
Collateralized Loan Obligations	17,755	—	—	17,755
Preferred Equity	35,548	—	—	35,548
Common Equity/Interests	258,153	—	—	258,153
Warrants	8,642	—	—	8,642

Total Investments	$2,778,855	$—	$—	$2,778,855
Cash Equivalents	—	—	—	—

Total Investments and Cash Equivalents	$2,778,855	$—	$—	$2,778,855

At March 31, 2011, our investments and cash equivalents were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurement at Reporting Date Using:
Description	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Bank Debt/Senior Secured Loans	$1,013,745	$—	$—	$1,013,745
Subordinated Debt/Corporate Notes	1,730,656	—	—	1,730,656
Collateralized Loan Obligations	28,770	—	—	28,770
Preferred Equity	33,132	—	—	33,132
Common Equity/Interests	227,771	—	—	227,771
Warrants	16,084	—	—	16,084

Total Investments	$3,050,158	$—	$—	$3,050,158
Cash Equivalents	—	—	—	—

Total Investments and Cash Equivalents	$3,050,158	$—	$—	$3,050,158

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

The following chart shows the components of change in our investments categorized as Level 3, for the nine months ended December 31, 2011.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)*
	Bank Debt / Senior Secured Loans	Subordinated Debt/Corporate Notes	Collateralized Loan Obligations	Preferred Equity	Common Equity/Interests	Warrants	Total
Beginning Balance, March 31, 2011	$1,013,745	$1,730,656	$28,770	$33,132	$227,771	$16,084	$3,050,158
Total realized gains (losses) included in earnings	4,096	(84,829)	—	(102,012)	(164,835)	7,013	(340,567)
Total unrealized gains (losses) included in earnings	(72,572)	(168,105)	(3,536)	101,023	140,747	(5,021)	(7,464)
Purchases, including capitalized PIK (1)	379,057	893,481	291	3,405	83,099	—	1,359,333
Sales	(507,202)	(729,570)	(7,770)	—	(28,629)	(9,434)	(1,282,605)
Transfer in and/or out of Level 3 (2)	—	—	—	—	—	—	—

Ending Balance, December 31, 2011	$817,124	$1,641,633	$17,755	$35,548	$258,153	$8,642	$2,778,855

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations.	$(63,343)	$(210,087)	$(2,914)	$(990)	$(29,436)	$232	$(306,538)

(1)	Includes accretion of discount and amortization of premiums of approximately $2,836, $10,796, $291, $146, $0, $0, and $14,069, respectively.
(2)	There were also no transfers into or out of Level 1 or Level 2 fair value measurements during the period shown.
*	Pursuant to fair value measurement and disclosure guidance, the Company currently categorizes investments by class as shown above.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

PIK income activity for the nine months ended December 31, 2011:

Nine Months Ended December 31, 2011
PIK balance at beginning of period	$165,651
Gross PIK income capitalized	11,788
Adjustments due to investment exits	(87,687)
PIK income received in cash	(59,324)

PIK balance at end of period	$30,428

The following chart shows the components of change in our investments categorized as Level 3, for the nine months ended December 31, 2010.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)*
	Bank Debt / Senior Secured Loans	Subordinated Debt/Corporate Notes	Collateralized Loan Obligations	Preferred Equity	Common Equity/Interests	Warrants	Total
Beginning Balance, March 31, 2010	$843,098	$1,659,504	$25,866	$33,868	$281,009	$10,235	$2,853,580
Total realized gains (losses) included in earnings	314	(170,012)	56	—	(7,748)	2,392	(174,998)
Total unrealized gains (losses) included in earnings	17,482	107,329	1,462	(5,740)	(52,887)	3,472	71,118
Purchases, including capitalized PIK(1)	363,797	424,215	326	3,681	43,718	—	835,737
Sales	(371,210)	(240,089)	(216)	—	(751)	(2,393)	(614,659)
Transfer in and/or out of Level 3 (2)	—	—	—	—	(55,006)	—	(55,006)

Ending Balance, December 31, 2010	$853,481	$1,780,947	$27,494	$31,809	$208,335	$13,706	$2,915,772

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations.	$19,211	$(22,278)	$1,477	$(5,740)	$(28,192)	$3,472	$(32,050)

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

(1)	Includes amortization of premium and/or discount of approximately $5,830, $22,269, $326, $144, $0, $0, and $28,569, respectively.
(2)	MEG Energy Corp. common stock was transferred from Level 3 to Level 1 due to its initial public offering. There were no other transfers into or out of Level 1, Level 2 or Level 3 during the period shown.
*	Pursuant to fair value measurement and disclosure guidance, the Company currently categories investments by class as shown above.

Note 7. Foreign Currency Transactions and Translations

At December 31, 2011, the Company had outstanding non-US borrowings on its multicurrency revolving credit facility (the “Facility”) denominated in Euros and British Pounds. Unrealized appreciation or depreciation on these outstanding borrowings is indicated in the table below:

Foreign Currency	Local Currency	Original Borrowing Cost	Current Value	Reset Date	Unrealized Appreciation (Depreciation)
British Pound	£3,000	$4,791	$4,662	01/09/2012	$129
Euro	€5,500	7,977	7,140	01/19/2012	837
British Pound	£13,500	21,484	20,980	01/19/2012	504
Euro	€12,000	17,302	15,578	01/30/2012	1,724
British Pound	£16,000	26,019	24,866	01/30/2012	1,153
British Pound	£40,000	63,723	62,164	01/30/2012	1,559
Euro	€47,218	64,338	61,295	01/30/2012	3,043

		$205,634	$196,685		$8,949

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

Note 8. Cash Equivalents

There were $0 and $0 of cash equivalents held at December 31, 2011 and March 31, 2011, respectively.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Note 9. Financial Highlights

The following is a schedule of financial highlights for the nine months ended December 31, 2011 and the year ended March 31, 2011:

	Nine months ended December 31, 2011 (unaudited)	Year ended March 31, 2011
Per Share Data:
Net asset value, beginning of period	$10.03	$10.06

Net investment income	0.67	0.99
Net realized and unrealized loss	(1.70)	(0.05)

Net increase (decrease) in net assets resulting from operations	(1.03)	0.94
Dividends to stockholders (1)	(0.84)	(1.13)
Effect of anti-dilution (dilution)	—	0.16
Offering costs	—	—

Net asset value at end of period	$8.16	$10.03

Per share market price at end of period	$6.44	$12.07

Total return (2)	(40.8%)	5.1%

Shares outstanding at end of period	197,043,398	195,501,549

Ratio/Supplemental Data:
Net assets at end of period (in millions)	$1,607.4	$1,961.0

Ratio of net investment income to average net assets	7.24%	10.19%

Ratio of operating expenses to average net assets	4.97%	6.37%
Ratio of interest and other debt expenses to average net assets	2.76%	2.56%

Ratio of total expenses to average net assets	7.73%	8.93%

Average debt outstanding	$1,238,740	$1,072,646

Average debt per share	$6.31	$5.55

Portfolio turnover ratio	43.4%	33.6%

(1)	Per share amounts reflect total dividends paid divided by average shares for the respective periods.
(2)	Total return is based on the change in market price per share during the respective periods. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.

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

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2012 (through December 31, 2011)	$743,185	$1,424	$—	N/A
Fiscal 2011	628,443	1,707	—	N/A
Fiscal 2010	1,060,616	2,671	—	N/A
Fiscal 2009	1,057,601	2,320	—	N/A
Fiscal 2008	1,639,122	2,158	—	N/A
Fiscal 2007	492,312	4,757	—	N/A
Fiscal 2006	323,852	4,798	—	N/A
Fiscal 2005	—	—	—	N/A
Senior Secured Notes
Fiscal 2012 (through December 31, 2011)	$270,000	$518	$—	N/A
Fiscal 2011	225,000	611	—	N/A
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
Fiscal 2005	—	—	—	N/A
Unsecured Notes
Fiscal 2012 (through December 31, 2011)	$200,000	$383	$—	N/A
Fiscal 2011	200,000	544	—	N/A
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
Fiscal 2005	—	—	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by $1 to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit was divided based on the amount outstanding at the end of the period for each.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, as senior securities are not registered for public trading.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Note 10. Debt

Revolving Credit Facility

At December 31, 2011, under the terms of our senior secured multi-currency revolving credit facility maturing on April 12, 2013 (the “Facility”), certain lenders have agreed to extend credit to Apollo Investment in an aggregate principal or face amount not exceeding $1,253,750 at any one time outstanding. The Facility permits Apollo Investment to seek additional commitments from new and existing lenders in the future, up to an aggregate Facility size not to exceed $2,000,000. The Facility is secured by substantially all of the assets in Apollo Investment’s portfolio, including cash and cash equivalents. Pricing with respect to the commitments is 300 basis points over LIBOR. The Facility contains affirmative and restrictive covenants, including: (a) periodic financial reporting requirements, (b) maintaining minimum stockholders’ equity of the greater of (i) 40% of the total assets of Apollo Investment and its consolidated subsidiaries as at the last day of any fiscal quarter and (ii) the sum of (A) $725,000 plus (B) 25% of the net proceeds from the sale of equity interests in Apollo Investment after the closing date of the Facility, (c) maintaining a ratio of total assets, less total liabilities (other than indebtedness) to total indebtedness, in each case of Apollo Investment and its consolidated subsidiaries, of not less than 2.0:1.0, (d) maintaining minimum liquidity, (e) limitations on the incurrence of additional indebtedness, including a requirement to meet a certain minimum liquidity threshold before Apollo Investment can incur such additional debt, (f) limitations on liens, (g) limitations on investments (other than in the ordinary course of Apollo Investment’s business), (h) limitations on mergers and disposition of assets (other than in the normal course of Apollo Investment’s business activities), (i) limitations on the creation or existence of agreements that permit liens on properties of Apollo Investment’s consolidated subsidiaries and (j) limitations on the repurchase or redemption of certain unsecured debt and debt securities. In addition to the asset coverage ratio described in clause (c) of the preceding sentence, borrowings under the Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in Apollo Investment’s portfolio. The remaining capacity under the Facility was $510,565 at December 31, 2011.

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

The average outstanding debt balance was $1,238,740 and $1,072,646 for the nine months ended December 31, 2011 and the fiscal year ended March 31, 2011, respectively. The weighted average annual interest cost for the nine months ended December 31, 2011 was 4.38%, exclusive of 1.00% for commitment fees and for other prepaid expenses related to establishing debt. The weighted average annual interest cost for the nine months ended December 31, 2010 was 3.20%, exclusive of 0.95% for commitment fees and for other prepaid expenses related to establishing debt. This weighted average annual interest cost reflects the average interest cost for all debt. The maximum amount of debt outstanding during the nine months ended December 31, 2011 and the fiscal year ended March 31, 2011 was $1,429,163 and $1,235,464, respectively, at value. As of December 31, 2011, the Company is in compliance with all debt covenants.

Note 11. Commitments and Contingencies

As of December 31, 2011, AIC had outstanding commitments with banks to purchase secured term loans and unsecured bridge loans in the aggregate amount of $140,000. AIC’s commitments are subject to the consummation of the underlying corporate transactions and conditional upon receipt of all necessary shareholder, regulatory and other applicable approvals.

The Company also has a commitment to fund a revolving senior loan in the amount of $5,500. As of December 31, 2011, this revolving senior loan remained unfunded.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Note 12. Grand Prix Holdings, LLC

On July 19, 2010, InnKeepers USA Trust (“InnKeepers”), a subsidiary of Grand Prix Holdings, LLC, a portfolio company of the Company, disclosed that it had filed a voluntary petition in the United States Bankruptcy Court for the Southern District of New York under Chapter 11 of the United States Bankruptcy Code in order to effectuate a pre-arranged plan of reorganization. Following extensive proceedings in the Bankruptcy Court, on June 29, 2011, the Court confirmed a plan of reorganization (as subsequently modified, the “Plan”). The Plan became effective as to all InnKeepers-related debtors as of October 27, 2011. With the effectiveness of the Plan as to all debtors, the Company received a general release, including, but not limited to, a release of any guaranty of property improvement obligations relating to InnKeepers. As such, the Company exited from its investments in Grand Prix Holdings during the December quarter.

Note 13. Subsequent Events

On January 20, 2012, we entered into a forbearance agreement with ATI Acquisition Company (“ATI”) with the intent of participating in a potential restructuring of ATI in the future.

As of February 8, 2012, $40,000 of the $140,000 aggregate outstanding commitments described in note 11 have been terminated and are no longer required to be funded.

As of February 8, 2012, $1,100 of our $5,500 revolving senior loan commitment described in note 11 has been funded.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Apollo Investment Corporation

We have reviewed the accompanying statements of assets and liabilities of Apollo Investment Corporation (the “Company”), including the schedule of investments, as of December 31, 2011 and the related statements of operations for the three and nine month periods ended December 31, 2011 and December 31, 2010, and the statement of cash flows for the nine month periods ended December 31, 2011 and December 31, 2010 and the statement of changes in net assets for the nine month period ended December 31, 2011. These interim financial statements are the responsibility of the Company’s management.

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

February 8, 2012

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

OVERVIEW

Apollo Investment was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a BDC under the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a RIC under Subchapter M of the Code. Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. Apollo Investment commenced operations on April 8, 2004 upon completion of its initial public offering that raised $870 million in net proceeds selling 62 million shares of its common stock at a price of $15.00 per share. Since then, and through December 31, 2011, we have raised approximately $1.9 billion in net proceeds from additional offerings of common stock.

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

Portfolio and Investment Activity

During the three months ended December 31, 2011, we invested $95 million across 3 new and 6 existing portfolio companies, through a combination of primary and secondary market purchases. This compares to investing $382 million in 8 new and 3 existing portfolio companies for the three months ended December 31, 2010. Investments sold or prepaid during the three months ended December 31, 2011 totaled $175 million versus $481 million for the three months ended December 31, 2010.

At December 31, 2011, our portfolio consisted of 67 portfolio companies and was invested 29% in senior secured loans, 60% in subordinated debt, 1% in preferred equity and 10% in common equity and warrants measured at fair value versus 69 portfolio companies invested 29% in senior secured loans, 62% in subordinated debt, 1% in preferred equity and 8% in common equity and warrants at December 31, 2010.

The weighted average yields on our senior secured loan portfolio, subordinated debt portfolio and total debt portfolio as of December 31, 2011 at our current cost basis were 9.7%, 12.6% and 11.7%, respectively. At December 31, 2010, the yields were 8.7%, 12.9% and 11.5%, respectively.

Since the initial public offering of Apollo Investment in April 2004 and through December 31, 2011, invested capital totaled over $8.6 billion in 164 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 100 different financial sponsors.

At December 31, 2011, 66% or $1.7 billion of our income-bearing investment portfolio is fixed rate and 34% or $0.8 billion is floating rate, measured at fair value. On a cost basis, 65% or $1.8 billion of our income-bearing investment portfolio is fixed rate and 35% or $1.0 billion is floating rate. At December 31, 2010, 63% or $1.7 billion of our income-bearing investment portfolio was fixed rate and 37% or $1.0 billion was floating rate. On a cost basis, 63% or $1.8 billion of our income-bearing investment portfolio was fixed rate and 37% or $1.0 billion was floating rate.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered in the valuation process of independent valuation firms. For the quarter ended December 31, 2011, there has been no change to the Company’s valuation techniques and related inputs considered in the valuation process.

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

Revenue Recognition

The Company records interest and dividend income, adjusted for amortization of premium and accretion of discount, on an accrual basis. Some of our loans and other investments, including certain preferred equity investments, may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. At the point the Company believes PIK is not expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are reversed from the related receivable through interest or dividend income, respectively. The Company does not reverse previously capitalized PIK interest or dividends. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if the Company again believes that PIK is expected to be realized. For the nine months ended

December 31, 2011, accrued PIK totaled $13.1 million, on total investment income of $272.4 million. Loan origination fees, original issue discount, and market discounts are capitalized and amortized into income using the interest method or straight-line, as applicable. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and other investments as interest income when we receive such amounts. Structuring fees are recorded as other income when earned. Investments that are expected to pay regularly scheduled interest and/or dividends in cash are generally placed on non-accrual status when principal or interest/dividend cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest/dividend cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest or dividends are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining interest or dividend obligations. Interest or dividend cash payments received on non-accrual designated investments may be recognized as income or applied to principal depending upon management’s judgment.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation.

Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

RESULTS OF OPERATIONS

Results comparisons are for the three and nine months ended December 31, 2011 and December 31, 2010.

Investment Income

For the three and nine months ended December 31, 2011, gross investment income totaled $83.8 million and $272.4 million, respectively. For the three and nine months ended December 31, 2010, gross investment income totaled $94.3 million and $264.1 million, respectively. The decrease in gross investment income for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010 was primarily due to a decrease in the receipt of prepayment premiums and other deal related income. The increase in gross investment income for the nine months ended December 31, 2011 as compared to the nine months ended December 31, 2010 was primarily due to an increase in the receipt of prepayment premiums and other deal related income.

Expenses

Expenses totaled $45.3 million and $140.7 million, respectively, for the three and nine months ended December 31, 2011, of which $24.3 million and $75.6 million, respectively, were base management fees and performance-based incentive fees and $16.9 million and $50.2 million, respectively, were interest and other debt expenses. Administrative services and other general and administrative expenses totaled $4.0 million and $14.9 million, respectively, for the three and nine months ended December 31, 2011. Expenses totaled $44.2 million and $122.9 million, respectively, for the three and nine months ended December 31, 2010, of which $27.7 million and $80.1 million, respectively, were base management fees and performance-based incentive fees and $13.4 million and $34.1 million, respectively, were interest and other debt expenses. Administrative services and other general and administrative expenses totaled $3.0 million and $8.8 million, respectively, for the three and nine months ended December 31, 2010. Expenses consist of base investment advisory and management fees, insurance expenses, administrative services fees, legal fees, directors’ fees, audit and tax services expenses, and other general and administrative expenses. The increase in expenses from the December 2010 periods to the December 2011 periods was primarily due to an increase in interest expense as our average interest cost in the current periods is over 100 basis points higher than in the year ago periods and the average debt outstanding is roughly $150 million higher on a year over year basis. The increase in average interest cost resulted from the issuance of new tranches of long-term fixed rate debt in periods during and subsequent to the three and nine month periods ended December 31, 2010. In addition, in the nine month period ended December 31, 2011, the Company recognized approximately $4.0 million in net non-recurring expenses, including legal and other professional expenses of $4.7 million net of a non-recurring reduction of administrative expenses.

Net Investment Income

The Company’s net investment income totaled $38.5 million and $131.7 million, or $0.20 and $0.67, per average basic share, respectively, for the three and nine months ended December 31, 2011. The Company’s net investment income totaled $50.1 million and $141.1 million, or $0.26 and $0.73, per average basic share, respectively, for the three and nine months ended December 31, 2010.

Net Realized Losses

The Company had investment sales and prepayments totaling $175 million and $1.3 billion, respectively, for the three and nine months ended December 31, 2011. The Company had investment sales and prepayments totaling $481 million and $722 million, respectively, for the three and nine months ended December 31, 2010. Net realized losses for the three and nine months ended December 31, 2011 were $275.0 million and $341.1 million, respectively. For the three and nine months ended December 31, 2010, net realized losses totaled $64.9 million and $150.5 million, respectively. Net realized losses for the three and nine month periods ended December 31, 2011 were primarily derived from the exits of select investments, specifically Grand Prix Holdings, which accounted for $274 million of the realized loss totals, but also included Playpower Holdings, TL Acquisitions and FSC Holdings. The realized losses incurred upon the exit of these investments reversed out previously reported unrealized losses. Net realized losses for the three and nine months ended December 31, 2010 were primarily derived from selective exits and restructurings of underperforming investments.

Net Unrealized Appreciation (Depreciation) on Investments, Cash Equivalents and Foreign Currencies

For the three and nine months ended December 31, 2011, net change in unrealized appreciation on the Company’s investments, cash equivalents, foreign currencies and other assets and liabilities totaled $300.2 million and $5.9 million, respectively. For the three and nine months ended December 31, 2010, net change in unrealized appreciation on the Company’s investments, cash equivalents, foreign currencies and other assets and liabilities totaled $99.3 million and $77.7 million, respectively. For the three months ended December 31, 2011, the increase in unrealized appreciation was mainly derived from the reclassification of $274 million of previously recognized unrealized depreciation on our investment in Grand Prix Holdings to a realized loss. For the nine months ended December 31, 2011, the change in unrealized depreciation was comprised of the impact from Grand Prix Holdings together with the general decline in capital market conditions during the period. For the three and nine months ended December 31, 2010, net unrealized appreciation was impacted by net changes in specific portfolio company fundamentals and stronger capital market conditions.

Net Increase (Decrease) in Net Assets From Operations

For the three months ended December 31, 2011, the Company had a net increase in net assets resulting from operations of $63.7 million. For the nine months ended December 31, 2011, the Company had a net decrease in net assets resulting from operations of $203.5 million. For the three and nine months ended December 31, 2010, the Company had a net increase in net assets resulting from operations of $84.5 million and $68.4 million, respectively. For the three months ended December 31, 2011 basic and diluted earnings per average share were $0.32 and $0.31, respectively. For the nine months ended December 31, 2011, basic and diluted losses per average share were $1.04 and $1.04, respectively. The basic and diluted earnings per average share were $0.43 and $0.36 for the three and nine months ended December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through periodic follow-on equity and debt offerings, our senior secured, multi-currency $1.254 billion revolving credit facility maturing on April 12, 2013 (see note 10 within the Notes to Financial Statements) (the “Facility”), our senior secured notes, investments in special purpose entities in which we hold and finance particular investments on a non-recourse basis, as well as from cash flows from operations, investment sales of liquid assets and prepayments of senior and subordinated loans and income earned from investments. The Company also has investments in its portfolio that contain PIK provisions. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders annually in the form of dividends, even though the Company has not yet collected the cash. For the nine months ended December 31, 2011, accrued PIK totaled $13.1 million, on total investment income of $272.4 million. On April 13, 2011, $380 million of commitments on the Facility matured. At December 31, 2011, the Company had $743 million in borrowings outstanding on its Facility and $511 million of unused capacity. As of December 31, 2011, aggregate lender commitments under the Facility total $1.254 billion.

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

On August 11, 2011, the Company adopted a plan for the purpose of repurchasing up to $200 million of its common stock in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The Company's plan was designed to allow it to repurchase its shares both during its open window periods and at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. A broker selected by the Company will have the authority under the terms and limitations specified in the plan to repurchase shares on the Company's behalf in accordance with the terms of the plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plan. While the portion of the plan reliant on Rule 10b-18 remains in effect, the portion reliant on Rule 10b5-1 is subject to periodic renewal and is not currently in effect. As of December 31, 2011, no shares have been repurchased.

On September 29, 2011, the Company closed a private offering of $45 million aggregate principal amount of senior secured notes (the “Notes”) consisting of two series: (1) 5.875% Senior Secured Notes, Series A, of the Company due September 29, 2016 in the aggregate principal amount of $29 million; and (2) 6.250% Senior Secured Notes, Series B, of the Company due September 29, 2018, in the aggregate principal amount of $16 million. The Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the offering of Notes are intended to be used to fund new portfolio investments, reduce outstanding borrowings on the Company’s Facility and for general corporate purposes, including the payment of interest, fees or distributions to shareholders.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. (See note 2(m) within the accompanying financial statements.) At the end of each fiscal quarter, we consider taking proactive steps utilizing cash equivalents with the objective of enhancing our investment flexibility during the following quarter, pursuant to Section 55 of the 1940 Act. More specifically, we may purchase U.S. Treasury bills from time-to-time on the last business day of the quarter and typically close out that position on the following business day, settling the sale transaction on a net cash basis with the purchase, subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our Facility, as we deem appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. There were no cash equivalents held as of December 31, 2011.

Contractual Obligations

	Payments due by Period as of December 31, 2011 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Revolving Credit Facility (1)	$743	$—	$743	$—	$—
Senior Secured Notes	$270	$—	$—	$254	$16
Unsecured Notes	$200	$—	$—	$200	$—

(1)	At December 31, 2011, the Facility had $511 million of unused capacity.

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

Off-Balance Sheet Arrangements (dollars in thousands)

As of December 31, 2011, AIC had outstanding commitments with banks to purchase secured term loans and unsecured bridge loans in the aggregate amount of $140,000. AIC’s commitments are subject to the consummation of the underlying corporate transactions and conditional upon receipt of all necessary shareholder, regulatory and other applicable approvals.

The Company also has a commitment to fund a revolving senior loan in the amount of $5,500. As of December 31, 2011, this revolving senior loan remained unfunded.

AIC Credit Opportunity Fund LLC (amounts in thousands)

We own all of the common member interests in AIC Credit Opportunity Fund, LLC (“AIC Holdco”). AIC Holdco was formed for the purpose of holding various financed investments. AIC Holdco wholly owns three special purpose entities, each of which in 2008 acquired directly or indirectly an investment in a particular security from an unaffiliated entity that provided leverage for the investment as part of the sale. Each of these transactions is described in more detail below together with summary financial information.

In the first of these investments, in June 2008 we invested through AIC Holdco $39,500 in AIC (FDC) Holdings LLC (“Apollo FDC”). Apollo FDC used the proceeds to purchase a Junior Profit-Participating Note due 2013 in principal amount of $39,500 (the “Junior Note”) issued by Apollo I Trust (the “Trust”). The Trust also issued a Senior Floating Rate Note due 2013 (the “Senior Note”) to an unaffiliated third party (“FDC Counterparty”) in principal amount of $39,500 paying interest at Libor plus 1.50%, increasing over time to Libor plus 2.0%. The Trust used the aggregate $79,000 proceeds to acquire $100,000 face value of a senior subordinated loan of First Data Corporation (the “FDC Loan”) due 2016. The FDC Loan pays interest at 11.25% per year. The Junior Note of the Trust owned by Apollo FDC pays to Apollo FDC all of the interest and other proceeds received by the Trust on the FDC Loan after satisfying the Trust's obligations on the Senior Note. The holder of the Senior Note has no recourse to Apollo FDC, AIC Holdco or us with respect to any interest on, or principal of, the Senior Note. However, if the value of the FDC Loan held by the Trust declines sufficiently, the investment would be unwound unless Apollo FDC posts additional collateral for the benefit of the Senior Note. Consequently, the maximum exposure on this investment is the amount of our investment in the Junior Note and any additional collateral we determine to post.

In the second of these investments, in June 2008 we invested through AIC Holdco $11,375 in AIC (TXU) Holdings LLC (“Apollo TXU”). Apollo TXU acquired exposure to $50,000 notional amount of a Libor plus 3.5% senior secured delayed draw term loan of Texas Competitive Electric Holdings (“TXU”) due 2014 through a non-recourse total return swap (the “TRS”) with an unaffiliated third party expiring on October 10, 2013. Pursuant to such delayed draw term loan, Apollo TXU pays an unaffiliated third-party interest at Libor plus 1.5% and generally receives all proceeds due under the delayed draw term loan of TXU (the “TXU Term Loan”). Like

Apollo FDC, Apollo TXU is entitled to 100% of any realized appreciation in the TXU Term Loan and, since the TRS is a non-recourse arrangement, Apollo TXU is exposed only up to the amount of its investment in the TRS, plus any additional margin we decide to post, if any, during the term of the financing. The TRS does not constitute a senior security or a borrowing of Apollo TXU. In connection with the amendment and extension of the TXU Term Loan in April 2011, for which Apollo TXU received a consent fee along with an increase in the rate of the TXU Term Loan to Libor plus 4.5%, Apollo TXU extended its TRS to 2016 at a rate of Libor plus 2.0%.

In the third of these investments, in September 2008 we invested through AIC Holdco $10,022 in AIC (Boots) Holdings, LLC (“Apollo Boots”). Apollo Boots acquired €23,383 and £12,465 principal amount of senior term loans of AB Acquisitions Topco 2 Limited, a holding company for the Alliance Boots group of companies (the “Boots Term Loans”), out of the proceeds of our investment and a multicurrency $40,876 equivalent non-recourse loan to Apollo Boots (the “Acquisition Loan”) by an unaffiliated third party that matures in September 2013 and pays interest at LIBOR plus 1.25% or, in certain cases, the higher of the Federal Funds Rate plus 0.50% or the lender’s prime-rate. The Boots Term Loans pay interest at the rate of LIBOR plus 3% per year and mature in June 2015.

We do not consolidate AIC Holdco or its wholly owned subsidiaries and accordingly only the value of our investment in AIC Holdco is included on our statement of assets and liabilities. Our investment in AIC Holdco is valued in accordance with our normal valuation procedures and is based on the values of the underlying assets held by each of Apollo FDC, Apollo TXU and Apollo Boots net of associated liabilities.

The Senior Note, TRS and Acquisition Loan are non-recourse to AIC Holdco, its subsidiaries and us and have standard events of default including failure to pay contractual amounts when due and failure by each of the underlying Apollo special purpose entities to provide additional credit support, sell assets or prepay a portion of its obligations if the value of the FDC Term Loan, the TXU Term Loan or the Boots Term Loans, as applicable, declines below specified levels. We may unwind any of these transactions at any time without penalty. From time to time we may provide additional capital to AIC Holdco for purposes of reserving for or funding margin calls under one or more of the transactions described above among other reasons. During the fiscal year ended March 31, 2009, we provided $18,480 in additional net capital to AIC Holdco. During the fiscal year ended March 31, 2010, $9,336 of net capital was returned to us from AIC Holdco. During the fiscal year ended March 31, 2011, $1,700 of net capital was provided to AIC Holdco. During the nine months ended December 31, 2011, $5,291 of net capital was provided to AIC Holdco. The Junior Note, TRS and Boots Term Loans were performing assets as of the date of these financial statements.

Below is summarized financial information for AIC Holdco for the nine months ended December 31, 2011 and the fiscal year ended March 31, 2011 (all dollar amounts in thousands).

	December 31, 2011	March 31, 2011 (unaudited)
Assets
Cash	$20	$—
Apollo FDC[1]	43,000	60,458
Apollo TXU[2]	22,041	16,749
Apollo Boots[3]	45,738	52,084
Other Assets	—	5,141

Total Assets	$110,799	$134,432

Liabilities
Apollo FDC[4]	$—	$—
Apollo TXU[5]	12,383	2,919
Apollo Boots[6]	29,168	31,181
Other Liabilities	—	5,120

Total Liabilities	$41,551	$39,220

Net Assets
Apollo FDC	$43,000	$60,458
Apollo TXU	9,658	13,830
Apollo Boots	16,570	20,903
Other	20	21

Total Net Assets	$69,248	$95,212

	Nine months ended December 31, 2011	Fiscal Year End March 31, 2011 (unaudited)
Net Operating Income (Loss)
Apollo FDC[7]	$5,126	$10,286
Apollo TXU[7]	2,480	1,154
Apollo Boots[7]	933	939
Other	(21)	(24)

Total Operating Income	$8,518	$12,355

Net Change in Unrealized Gain (Loss)
Apollo FDC	$(17,458)	$16,208
Apollo TXU	(9,464)	2,909
Apollo Boots	(4,333)	2,560

Total Net Change in Unrealized Gain (Loss)	$(31,255)	$21,677

Net Income (Loss)[8]
Apollo FDC	$(12,332)	$26,494
Apollo TXU	(6,984)	4,063
Apollo Boots	(3,400)	3,499
Other	(21)	(24)

Total Net Income (Loss)	$(22,737)	$34,032

1	Represents fair value of the Junior Note held by Apollo FDC. Cost: $39,500 and $39,500, respectively.

2	Represents fair value of collateral posted in relation to the TRS held by Apollo TXU. Cost: $22,041 and $16,749, respectively.
3	Represents fair value of the Boots Term Loans held by Apollo Boots. Cost: $50,109 and $50,109, respectively.
4	Apollo FDC’s interest is subject to a senior note of a separate entity of $39,500; However, Apollo FDC has no liability for such senior note.
5	Represents liability on the TRS held by Apollo TXU.
6	Represents liability of Apollo Boots on the Acquisition Loan.
7	In the case of Apollo FDC, net operating income consists of interest income on the Junior Note less interest paid on the senior note together with immaterial administrative expenses. In the case of Apollo TXU, net operating income consists of net payments from (to) the swap counterparty of Apollo TXU’s obligation to pay interest and its right to receive the proceeds in respect of the reference asset, together with immaterial administrative expenses. In the case of AIC Boots, net operating income consists of interest income on the Boots Term Loans, less interest payments on the Acquisition Loan together with immaterial administrative expenses. There are no management or incentive fees.
8	Net income is the sum of operating income, realized gain (loss) (for the periods shown, there was no realized gain or loss) and net change in unrealized gain (loss).

Dividends

Dividends to stockholders for the three and nine months ended December 31, 2011 totaled $55.2 million or $0.28 per share, and $165.0 million or $0.84 per share, respectively. Dividends to stockholders for the three and nine months ended December 31, 2010 totaled $54.6 million or $0.28 per share, and $163.3 million or $0.84 per share, respectively. Tax characteristics of all dividends will be reported to shareholders on Form 1099 after the end of each calendar year. Our quarterly dividends, if any, are determined by our Board of Directors.

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

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may in the future be limited in our ability to make distributions. Also, our revolving credit facility may limit our ability to declare dividends if we default under certain provisions. If we do not distribute a certain percentage of our income annually, we may suffer adverse tax consequences, including possible loss of the tax benefits available to us as a regulated investment company. In addition, in accordance with U.S. generally accepted accounting principles and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind interest, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may not be able to meet the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a regulated investment company.

With respect to the dividends to stockholders, income from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies is treated as taxable income and accordingly, distributed to stockholders.

Pursuant to a recent revenue procedure (Revenue Procedure 2010-12), issued by the IRS (the “Revenue Procedure”), the IRS has indicated that it will treat distributions from certain publicly traded RICs (including BDCs) that are paid part in cash and part in stock as dividends that would satisfy the RIC's annual distribution requirements and qualify for the dividends paid deduction for federal income tax purposes. In order to qualify for such treatment, the Revenue Procedure requires that at least 10% of the total distribution be payable in cash and that each stockholder have a right to elect to receive its entire distribution in cash. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a proportionate share of the cash to be distributed (although no stockholder electing to receive cash may receive less than 10% of such stockholder’s distribution in cash). This Revenue Procedure applies to distributions declared on or before December 31, 2012 with respect to taxable years ending on or before December 31, 2011.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. During the three and nine months ended December 31, 2011, many of the loans in our portfolio had floating interest rates. These loans are usually based on floating LIBOR and typically have durations of one to six months after which they reset to current market interest rates. As the percentage of our U.S. mezzanine and other subordinated loans increase as a percentage of our total investments, we expect that more of the loans in our portfolio will have fixed rates. The Company also has a revolving credit facility that is based on floating LIBOR rates. Assuming no changes to our balance sheet as of December 31, 2011, a hypothetical one percent increase in LIBOR on our floating rate assets and liabilities would decrease our earnings by approximately three cents per average share over the next twelve months. Assuming no changes to our balance sheet as of December 31, 2011, a hypothetical one percent decrease in LIBOR on our floating rate assets and liabilities would increase our earnings by approximately three cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the three and nine months ended December 31, 2011, we did not engage in interest rate hedging activities.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of December 31, 2011 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financing reporting that occurred during the third fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 8, 2012.

APOLLO INVESTMENT CORPORATION

By:	/s/ JAMES C. ZELTER
James C. Zelter
Chief Executive Officer

By:	/s/ GENE DONNELLY
Gene Donnelly
Chief Financial Officer and Treasurer