Form 10-K
period 2012-03-31
APOLLO INVESTMENT CORP
filed 2012-05-23
CIK 1278752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the Registrant on September 30, 2011 based on the closing price on that date of $7.52 on the NASDAQ Global Select Market was approximately $1.5 billion. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 202,891,351 shares of the Registrant’s common stock outstanding as of May 22, 2012.

Portions of the registrant’s Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

APOLLO INVESTMENT CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2012

PART I

Item 1. Business

Apollo Investment Corporation

Apollo Investment Corporation (“Apollo Investment”, “Company”, “AIC”, “we”, “us” and “our”), a Maryland corporation organized on February 2, 2004, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”), under the Internal Revenue Code of 1986, as amended (the “Code”).

Our investment objective is to generate current income and capital appreciation. We invest primarily in various forms of debt investments including senior secured loans, subordinated and mezzanine investments and/or equity in private middle market companies. From time to time, we may also invest in the securities of public companies.

Our portfolio is comprised primarily of investments in subordinated debt, sometimes referred to as mezzanine debt, and senior secured loans of private middle-market companies that, in the case of senior secured loans, generally are not broadly syndicated and whose aggregate tranche size is typically less than $300 million. From time to time our portfolio also includes equity interests such as common stock, preferred stock, warrants or options. In this Form 10-K, we use the term “middle-market” to refer to companies with annual revenues between $50 million and $2 billion. While our investment objective is to generate current income and capital appreciation through investments in U.S. senior and subordinated loans, other debt securities and equity, we may also invest a portion of the portfolio in other investment opportunities, including foreign securities. Most of the debt instruments we invest in are unrated or rated below investment grade, which is an indication of having predominately speculative characteristics with respect to the capacity to pay interest and principal.

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

During our fiscal year ended March 31, 2012, we invested $1.5 billion across 21 new and 18 existing portfolio companies through a combination of primary and secondary market purchases. This compares to investing $1.1 billion in 21 new and 18 existing portfolio companies for the previous fiscal year ended March 31, 2011. Investments sold or prepaid during the fiscal year ended March 31, 2012 totaled $1.6 billion versus $977 million for the fiscal year ended March 31, 2011. The weighted average yields on our senior secured loan portfolio, subordinated debt portfolio and total debt portfolio as of March 31, 2012 at our current cost basis were 10.2%, 12.7% and 11.9%, respectively. At March 31, 2011, the yields were 9.0%, 13.1%, and 11.6%, respectively.

Our targeted investment size typically ranges between $20 million and $250 million, although this investment size may vary proportionately as the size of our available capital base changes. At March 31, 2012, our net portfolio consisted of 62 portfolio companies and was invested 30% in senior secured loans, 60% in subordinated debt, 1% in preferred equity and 9% in common equity and warrants measured at fair value versus 69 portfolio companies invested 33% in senior secured loans, 58% in subordinated debt, 1% in preferred equity and 8% in common equity and warrants at March 31, 2011.

Since the initial public offering of Apollo Investment in April 2004 and through March 31, 2012, invested capital totaled $8.8 billion in 166 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 100 different financial sponsors.

At March 31, 2012, 67% or $1.6 billion of our income-bearing investment portfolio is fixed rate debt and 33% or $0.8 billion is floating rate debt, measured at fair value. On a cost basis, 65% or $1.7 billion of our income-bearing investment portfolio is fixed rate debt and 35% or $0.9 billion is floating rate debt. At March 31, 2011, 59% or $1.7 billion of our income-bearing investment portfolio was fixed rate debt and 41% or $1.2 billion was floating rate debt. On a cost basis, 60% or $1.7 billion of our income-bearing investment portfolio is fixed rate debt and 40% or $1.1 billion is floating rate debt.

Apollo Investment Management, L.P.

AIM, our investment adviser, is led by a dedicated team of investment professionals. The investment committee of AIM currently consists of Marc Rowan, a Senior Managing Director of AGM; James C. Zelter, our Chief Executive Officer and a Vice President of the general partner of AIM; Gregory W. Hunt, our Chief Financial Officer and Treasurer (effective as of May 23, 2012); Ted Goldthorpe, our President, Chief Investment Officer and a Partner of AIM; Eileen Patrick, Executive Vice President of Corporate Strategy; Justin Sendak, a Partner of AIM; Phil Guerin, a Partner of AIM; Greg Beard, Head of Natural Resources at AGM; and Bret Leas, Senior Portfolio Manager of Structured Credit at AGM. The participation of Greg Beard and Bret Leas in the decision making activity of the investment committee are limited to their respective areas of investment expertise within AGM. The composition of the investment committee of AIM may change from time to time. AIM draws upon AGM’s more than 20 year history and benefits from the broader firm’s significant capital markets, trading and research expertise developed through investments in many core sectors in over 150 companies since inception.

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

Investments

Apollo Investment seeks to create a portfolio that includes primarily debt investments in mezzanine and senior secured loans and, to a lesser extent, private equity investments by generally investing, on an individual portfolio company basis, approximately $20 million to $250 million of capital, on average, in these securities of middle-market companies. The average investment size will vary as the size of our capital base varies. Our target portfolio will generally be long-term subordinated debt, referred to as mezzanine debt, and senior secured loans of private middle-market companies. Structurally, mezzanine debt usually rank subordinate in priority of payment to senior debt, such as senior bank debt, and are often unsecured. As such, other creditors may rank senior to us in the event of an insolvency. However, mezzanine debt rank senior to common and preferred equity in a borrowers’ capital structure. Mezzanine debt may have a fixed or floating interest rate. Additional upside can be generated from upfront fees, call protection including call premiums, equity co-investments or warrants. We believe that mezzanine debt investments offer an attractive investment opportunity based upon their historic returns.

Our principal focus is to provide capital to middle-market companies in a variety of industries. We generally seek to target companies that generate positive free cash flows or that may support debt investments with strong asset coverage, and we may provide debtor-in-possession or reserve financing. Additionally we may acquire investments in the secondary market if we believe the risk-adjusted returns are attractive.

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

In an effort to increase our returns and the number of investments that we can make, we may in the future seek to securitize our debt investments. To securitize debt investments, we may create a wholly owned subsidiary and contribute a pool of loans to the subsidiary. We may sell debt of or interests in the subsidiary on a non-recourse basis to purchasers whom we would expect to be willing to accept a lower interest rate to invest in investment-grade securities. We may use the proceeds of such sales to pay down bank debt or to fund additional investments. We may also invest through special purpose entities or other arrangements, including total return swaps and repurchase agreements, in order to obtain non-recourse financing or for other purposes.

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

At March 31, 2012, our net portfolio consisted of 62 portfolio companies and was invested 30% in senior secured loans, 60% in subordinated debt, 1% in preferred equity and 9% in common equity and warrants measured at fair value. We expect that our portfolio will continue to include primarily mezzanine investments and senior secured loans as well as, to a lesser extent, equity-related securities. In addition, we also expect to invest a portion of our portfolio in other investments, which are not our primary focus, but are intended to enhance our risk-adjusted returns to stockholders. These investments may include, but are not limited to, securities of public companies and debt and equity securities of companies located outside of the United States.

While our investment objective is to generate current income and capital appreciation through investments in U.S. senior and subordinated loans, other debt securities and equity, we may also invest a portion of the portfolio in other investments, including foreign securities.

Listed below are our top ten portfolio companies and industries based on their fair value and represented as a percentage of the portfolio for the years ended March 31, 2012 and 2011:

TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF MARCH 31, 2012

PORTFOLIO COMPANY	% of Portfolio	INDUSTRY	% of Portfolio
inVentiv Health, Inc.	5.4%	Diversified Service	8.9%
Ranpak Corporation	5.3%	Business Services	8.1%
Altegrity, Inc.	5.2%	Education	7.8%
US Security Associates Holdings, Inc.	5.2%	Market Research	7.3%
Intelsat Bermuda Ltd.	4.0%	Distribution	5.6%
Asurion Corporation	4.0%	Insurance	5.4%
Playpower Holdings, Inc.	3.7%	Packaging	5.4%
TL Acquisitions, Inc. (Cengage Learning)	3.5%	Broadcasting & Entertainment	5.1%
Univar Inc.	3.5%	Healthcare	4.9%
Advantage Sales & Marketing, Inc.	3.2%	Grocery	4.8%

TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF MARCH 31, 2011

PORTFOLIO COMPANY	% of Portfolio	INDUSTRY	% of Portfolio
Altegrity, Inc.	5.5%	Diversified Service	10.4%
Ranpak Corporation	5.3%	Education	9.9%
Asurion Corporation	3.7%	Healthcare	7.5%
TL Acquisitions, Inc. (Cengage Learning)	3.6%	Retail	6.6%
AB Acquisitions (Alliance Boots)	3.3%	Packaging	5.3%
Intelsat Bermuda Ltd.	3.2%	Distribution	5.2%
AIC Credit Opportunity Fund LLC	3.1%	Insurance	5.0%
Ceridian Corporation	3.1%	Grocery	4.6%
Univar Inc.	3.0%	Broadcasting & Entertainment	4.2%
Fleetpride Corporation	2.8%	Asset Management	4.1%

Listed below is the geographic breakdown of the portfolio based on fair value as of March 31, 2012 and 2011:

Geographic Region	% of Portfolio at March 31, 2012	Geographic Region	% of Portfolio at March 31, 2011
United States	90.6%	United States	93.8%
Western Europe	9.4%	Western Europe	6.2%

	100.0%		100.0%

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

We seek to structure our mezzanine investments primarily as unsecured, subordinated loans that provide for relatively high interest rates that provide us with significant current interest income. These investments typically have interest-only payments. In some cases, we may enter into debt investments that, by their terms, convert into equity or additional debt securities or defer payments of interest after our investment. Also, in some cases our mezzanine debt investments may be collateralized by a subordinated lien on some or all of the assets of the borrower. Typically, our mezzanine loans have maturities of five to ten years.

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

Ongoing relationships with portfolio companies

Monitoring

AIM monitors our portfolio companies on an ongoing basis and also monitors the financial trends of each portfolio company to determine if each is meeting its respective business plans and to assess the appropriate course of action for each company. In addition, senior investment professionals of AIM may take board seats or obtain board observation rights for our portfolio companies.

AIM has several methods of evaluating and monitoring the performance and fair value of our investments, which can include, but are not limited to, the assessment of success of the portfolio company in adhering to its business plan and compliance with covenants; periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments; comparisons to other portfolio companies in the industry; attendance at and participation in board meetings; and review of monthly and quarterly financial statements and financial projections for portfolio companies.

AIM also uses an investment rating system to characterize and monitor our expected level of returns on each investment in our portfolio. These ratings are just one of several factors that AIM uses to monitor our portfolio, are not in and of themselves determinative of fair value or revenue recognition and are presented for indicative purposes. AIM grades the credit risk of all investments on a scale of 1 to 5 no less frequently than quarterly. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of acquisition), although it may also take into account under certain circumstances the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors.

Under this system, investments with a grade of 1 involve the least amount of risk to our initial cost basis. The trends and risk factors for this investment since origination or acquisition are generally favorable, which may include the performance of the portfolio company or a potential exit. Investments graded 2 involve a level of risk to our initial cost basis that is similar to the risk to our initial cost basis at the time of origination or acquisition. This portfolio company is generally performing in accordance with our analysis of its business and the full return of principal and interest or dividend is expected. Investments graded 3 indicate that the risk to our ability to recoup the cost of such investment has increased since origination or acquisition, but full return of principal and interest or dividend is expected. A portfolio company with an investment grade of 3 requires closer monitoring. Investments graded 4 indicate that the risk to our ability to recoup the cost of such investment has increased significantly since origination or acquisition, including as a result of factors such as declining performance and noncompliance with debt covenants, and we expect some loss of interest, dividend or capital appreciation, but still expect an overall positive internal rate of return on the investment. Investments graded 5 indicate that the risk to our ability to recoup the cost of such investment has increased materially since origination or acquisition and the portfolio company likely has materially declining performance. Loss of interest or dividend and some loss of principal investment is expected, which would result in an overall negative internal rate of return on the investment. For investments graded 4 or 5, AIM enhances its level of scrutiny over the monitoring of such portfolio company.

AIM monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, AIM reviews these investment ratings on a quarterly basis, and our audit committee monitors such ratings. It is possible that the grade of certain of these portfolio investments may be reduced or increased over time.

Managerial assistance

As a BDC, we must offer, and must provide upon request, significant managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We may receive fees for these services.

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

(3) independent valuation firms are engaged by our board of directors to conduct independent appraisals by reviewing our investment adviser’s preliminary valuations and then making their own independent assessment;

(4) the audit committee of the board of directors reviews the preliminary valuation of our investment adviser and the valuation prepared by the independent valuation firm and responds to the valuation recommendation of the independent valuation firm to reflect any comments; and

(5) the board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of our investment adviser, the respective independent valuation firm and the audit committee.

In addition, some of our investments provide for payment-in-kind (“PIK”) interest or dividends. Such amounts of accrued PIK interest or dividends are added to the cost of the investment on the respective capitalization dates and generally become due at maturity of the investment or upon the investment being called by the issuer.

Competition

Our primary competitors in providing financing to middle-market companies include public and private funds, commercial and investment banks, commercial financing companies, other BDCs or hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Some of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the restrictions that the Code imposes on us as a RIC. We also expect to use the industry information of AGM’s investment professionals to which we have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we believe that the relationships of the senior managers of AIM and those of our affiliates enable us to learn about, and compete effectively for, financing opportunities with attractive middle-market companies in the industries in which we seek to invest.

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

CERTAIN RISKS IN THE CURRENT ENVIRONMENT

Capital markets have for the last few years been in a period of disruption and instability. These market conditions have materially and adversely affected debt and equity capital markets in the United States and abroad, which have had, and may in the future have, a negative impact on our business and operations.

The global capital markets have been in a period of disruption as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of certain major financial institutions. Despite actions of the United States federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. Although these conditions have ameliorated to some extent, they could continue for a prolonged period of time or worsen in the future. While these conditions persist, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital. Equity capital may be difficult to raise because subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without general approval by our shareholders, which we currently have, and approval of the specific issuance by our Board. In addition, our ability to incur indebtedness or issue preferred stock is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 200% immediately after each time we incur indebtedness or issue preferred stock. The debt capital that may be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

Notwithstanding the amended and restated credit facility we recently executed (the “Amended & Restated Facility”), which, among other things, extended the final maturity of some of our indebtedness until May 2016, market conditions have made, and may in the future make, it difficult to extend the maturity of or refinance our existing indebtedness and any failure to do so could have a material adverse effect on our business. The illiquidity of our investments may make it difficult for us to sell such investments if required. As a result, we may realize significantly less than the value at which we have recorded our investments.

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

The instability in the financial markets has led the U.S. Government to take a number of unprecedented actions and pass legislation designed to regulate and support certain financial institutions and numerous segments of the financial markets that have experienced extreme volatility, and in some cases a lack of liquidity.

On July 21, 2010, the President signed into law major financial services reform legislation in the form of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act, among other things, grants regulatory authorities such as the Commodity Futures Trading Commission (“CFTC”) and SEC broad rulemaking authority to implement various provisions of the Dodd-Frank Act, including comprehensive regulation of the over-the-counter derivatives market. The regulations adopted to date by these regulators have not had a material adverse effect on our business. However, several significant rulemaking initiatives have not been completed and these could have the effect of reducing liquidity or otherwise adversely affecting us or our investments. There can be no assurance that future regulatory actions authorized by the Dodd-Frank Act will not significantly reduce our profitability. The implementation of the Dodd-Frank Act could also adversely affect us by increasing transaction and/or regulatory compliance costs. In addition, greater regulatory scrutiny may increase our exposure to potential liabilities. Increased regulatory oversight can also impose administrative burdens on us and on AIM, including, without limitation, responding to examinations or investigations and implementing new policies and procedures.

Additionally, federal, state, foreign, and other governments, their regulatory agencies or self regulatory organizations may take actions that affect the regulation of the securities in which we invest, or the issuers of such securities, in ways that are unforeseeable. Governments or their agencies may also acquire distressed assets from financial institutions and acquire ownership interests in those institutions. The implications of government ownership and disposition of these assets are unclear, and such a program may have positive or negative effects on the liquidity, valuation and performance of our portfolio companies. Furthermore, volatile financial markets can expose us to greater market and liquidity risk and potential difficulty in valuing securities.

At any time after the date hereof, legislation may be enacted that could negatively affect us or our portfolio companies. Changing approaches to regulation may have a negative impact on the entities in which we invest. Legislation or regulation may also change the way in which we are regulated. There can be no assurance that the Dodd-Frank Act or any future legislation, regulation or deregulation will not have a material adverse effect on us or will not impair our ability to achieve our investment objective.

The recent downgrade of the U.S. credit rating and uncertainty about the financial stability of several countries in the European Union (EU) could have a significant adverse effect on our business, results of operations and financial condition.

Due to long-term federal budget deficit concerns, on August 5, 2011 S&P downgraded the federal government’s credit rating from AAA to AA+ for the first time in history. This downgrade could lead to subsequent downgrades by S&P, as well as to downgrades by the other two major credit rating agencies, Moody’s and Fitch Ratings. These developments, and the government’s credit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our stock price and our financial performance.

In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these EU “peripheral nations” to continue to service their sovereign debt obligations. Despite assistance packages to Greece, Ireland and Portugal, the creation of a joint EU-IMF European Financial Stability Facility in May 2010, and a recently announced plan to expand financial assistance to Greece, uncertainty over the outcome of the EU governments’ financial support programs and worries about sovereign finances persist. Risks and ongoing concerns about the debt crisis in Europe could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European financial institutions. Market and economic disruptions have affected, and may continue to affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. There can be no assurance that the market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not spread, nor can there be any assurance that future assistance packages will be available or, even if provided, will be sufficient to stabilize the affected countries and markets in Europe or elsewhere. To the extent uncertainty regarding the economic recovery continues to negatively impact consumer confidence and consumer credit factors, our business and results of operations could be significantly and adversely affected.

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

We may suffer credit losses.

Investment in small and middle-market companies is highly speculative and involves a high degree of risk of credit loss. These risks are likely to increase during volatile economic periods, as the U.S. and many other economies have experienced. See “Risks Related to Our Investments.”

We are dependent upon Apollo Investment Management’s key personnel for our future success and upon their access to Apollo’s investment professionals and partners.

We depend on the diligence, skill and network of business contacts of the senior management of AIM. Members of our senior management may depart at any time. We also depend, to a significant extent, on AIM’s access to the investment professionals and partners of Apollo and the information and deal flow generated by the Apollo investment professionals in the course of their investment and portfolio management activities. The senior management of AIM evaluates, negotiates, structures, closes and monitors our investments. Our future success depends on the continued service of the senior management team of AIM. The departure of our senior management, any senior managers of AIM, or of a significant number of the investment professionals or partners of Apollo, could have a material adverse effect on our ability to achieve our investment objective. In addition, we can offer no assurance that AIM will remain our investment adviser or that we will continue to have access to Apollo’s partners and investment professionals or its information and deal flow.

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

A number of entities compete with us to make the types of investments that we make. We compete with public and private funds, commercial and investment banks, commercial financing companies, other BDCs and, to the extent they provide an alternative form of financing, private equity funds. Competition for investment opportunities intensifies from time to time and may intensify further in the future. Some of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions and valuation requirements that the 1940 Act imposes on us as a BDC and that the Code imposes on us as a RIC. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this existing and potentially increasing competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

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

To qualify as a RIC under the Code, we must meet certain source-of-income, asset diversification and annual distribution requirements. The annual distribution requirement for a RIC generally is satisfied if we distribute at least 90% of our “investment company taxable income” (generally, our ordinary income and the excess, if any, of our net short-term capital gains over our net long-term capital losses), if any, to our stockholders on an annual basis. To the extent we use debt financing, we are subject to certain asset coverage ratio requirements and other financial covenants under loan and credit agreements, and could in some circumstances also become subject to such requirements under the 1940 Act, that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments are in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate-level taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders.

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

For U.S. federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if, for example, we receive warrants in connection with the making of a loan or pay-in-kind (“PIK”) interest, which represents contractual interest added to the loan balance and typically due at the end of the loan term or possibly in other circumstances. Such original issue discount is included in income before we receive any corresponding cash payments and could be significant relative to our overall investment activities. Loans structured with these features may represent a higher level of credit risk than loans the interest on which must be paid in cash at regular intervals. We also may be required to include in income certain other amounts that we do not receive in cash.

That part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that may include interest that has been accrued but not yet received in cash, including for investments with PIK provisions or original issue discount. If a portfolio company defaults on a loan, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible. Consequently, while we may make incentive fee payments on income accruals that we may not collect in the future and with respect to which we do not have a formal clawback right against our investment adviser per se, the amount of accrued income written off in any period will reduce the income in the period in which such write-off was taken and thereby reduce such period’s incentive fee payment.

Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the tax requirement to distribute at least 90% of our investment company taxable income to maintain our status as a RIC. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations in order to meet distribution and/or leverage requirements.

Regulations governing our operation as a BDC affect our ability to, and the way in which we raise, additional capital.

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of our assets declines, we may be unable to maintain asset coverage above the 200% level. If that happens, the contractual arrangements governing these securities may require us to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

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

In addition to issuing securities to raise capital as described above, we anticipate that in the future we may securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly-owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who we would expect would be willing to accept a substantially lower interest rate than the loans earn. We would retain all or a portion of the equity in the securitized pool of loans. Our retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses. An inability to successfully securitize our loan portfolio could limit our ability to grow our business and fully execute our business strategy and adversely affect our earnings, if any. Moreover, the successful securitization of our loan portfolio might expose us to losses as the residual loans in which we do not sell interests will tend to be those that are riskier and more apt to generate losses.

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

The agreements governing certain of our debt instruments require us to comply with certain financial and operational covenants. These covenants require us to, among other things, maintain certain financial ratios, including asset coverage and minimum shareholders’ equity. As of March 31, 2012, we were in compliance with these covenants. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. In the event of deterioration in the capital markets and pricing levels subsequent to this period, net unrealized depreciation in our portfolio may increase in the future. Absent an amendment to our revolving credit facility, continued unrealized depreciation in our investment portfolio could result in non-compliance with certain covenants.

Accordingly, there are no assurances that we will continue to comply with these covenants. Failure to comply with these covenants would result in a default which, if we were unable to obtain a waiver from the debt holders, could accelerate repayment under the instruments and thereby have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay dividends.

Our current and future debt securities are and may be governed by an indenture or other instrument containing covenants restricting our operating flexibility. We, and indirectly our stockholders, bear the cost of issuing and servicing such securities. Our currently outstanding convertible securities have, and any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock.

We fund a portion of our investments with borrowed money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.

Borrowings and other types of financing, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. Our lenders and debt holders have fixed dollar claims on our assets that are superior to the claims of our common stockholders or any preferred stockholders. If the value of our assets increases, then leveraging would cause the net asset value to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of consolidated interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments. Leverage is generally considered a speculative investment technique.

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

Because we borrow money, and may issue preferred stock to finance investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay dividends on preferred stock and the rate at which we invest these funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase except to the extent we have issued fixed rate debt or preferred stock, which could reduce our net investment income. Our long-term fixed-rate investments are financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act and applicable commodities laws. Interest rate hedging activities do not protect against credit risk. We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in LIBOR would affect our investment income over a one-year horizon by approximately one cent per average share, which we would not view as material. In addition, we believe that our interest rate matching strategy and our ability to hedge mitigates the effects any changes in interest rates may have on our investment income. Although management believes that this is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase or decrease in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

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

Our business requires a substantial amount of capital to grow because we must distribute most of our income.

Our business requires a substantial amount of capital. We have issued equity securities and have borrowed from financial institutions. A reduction in the availability of new capital could limit our ability to grow. We must distribute at least 90% of our investment company taxable income to maintain our regulated investment company status. As a result, any such cash earnings may not be available to fund investment originations. We expect to continue to borrow from financial institutions and issue additional debt and equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. In addition, as a BDC, our ability to borrow or issue additional preferred stock may be restricted if our total assets are less than 200% of our total borrowings and preferred stock.

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

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from knowingly participating in certain transactions with certain of our affiliates without the prior approval of our independent directors and, in some cases, of the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any security (other than our securities) from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors and, in some cases, of the SEC. We are prohibited from buying or selling any security from or to any person who owns more than 25% of our voting securities or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC through an exemptive order (other than in certain limited situations pursuant to current regulatory guidance). The analysis of whether a particular transaction constitutes a joint transaction requires a review of the relevant facts and circumstances then existing. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.

We have applied for an exemptive order from the SEC that would permit us and certain of our affiliates, including investment funds managed by our affiliates, to co-invest. Any such order will be subject to certain terms and conditions and there can be no assurance that such order will be granted by the SEC. Accordingly, we cannot assure you that we or our affiliates, including investment funds managed by our affiliates, will be permitted to co-invest, other than in the limited circumstances currently permitted by regulatory guidance or in the absence of a joint transaction.

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

Co-Investment Activity and Allocation of Investment Opportunities

AIM and/or its affiliates (“Apollo”) and investment managers may determine that an investment is appropriate both for us and for one or more other funds. In such event, depending on the availability of such investment and other appropriate factors, AIM may determine that we should invest on a side-by-side basis with one or more other funds. We may make all such investments subject to compliance with applicable regulations and interpretations, and our allocation procedures. In certain circumstances negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. There can be no assurance that any such order will be obtained.

Apollo has adopted allocation procedures that are intended to ensure that each fund or account managed by Apollo (“Apollo-advised funds”) is treated in a manner that, over time, is fair and equitable. Allocations generally are made on a pro rata basis. In certain circumstances, the allocation policy provides for the allocation of investments pursuant to a predefined arrangement that is other than pro rata. As a result, in situations where a security is appropriate for us but is limited in availability, we may receive a lower allocation than may be desired by our portfolio managers or no allocation if Apollo believes the investment is more appropriate for a different Apollo-advised fund because of its investment mandate. Investment opportunities may be allocated on a basis other than pro rata to the extent it is done in good faith and does not, or is not reasonably expected to, result in an improper disadvantage or advantage to one participating Apollo-advised fund as compared to another participating Apollo-advised fund.

In the event investment opportunities are allocated among us and the other Apollo-advised funds, we may not be able to structure our investment portfolio in the manner desired. Although Apollo endeavors to allocate investment opportunities in a fair and equitable manner, it is possible that we may not be given the opportunity to participate in certain investments made by the other Apollo-advised funds or portfolio managers affiliated with AIM. Furthermore, we and the other Apollo-advised funds may make investments in securities where the prevailing trading activity may make impossible the receipt of the same price or execution on the entire volume of securities purchased or sold by us and the other Apollo-advised funds. When this occurs, the various prices may be averaged, and we will be charged or credited with the average price. Thus, the effect of the aggregation may operate on some occasions to our disadvantage. In addition, under certain circumstances, we may not be charged the same commission or commission equivalent rates in connection with a bunched or aggregated order.

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

Apollo and its clients may pursue or enforce rights with respect to an issuer in which we have invested, and those activities may have an adverse effect on us. As a result, prices, availability, liquidity and terms of our investments may be negatively impacted by the activities of Apollo or its clients, and transactions for us may be impaired or effected at prices or terms that may be less favorable than would otherwise have been the case.

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

Allocation of Expenses

We have entered into a royalty-free license agreement with Apollo which we recently amended and restated, pursuant to which Apollo has agreed to grant us a non-exclusive license to use the name “Apollo.” Under the license agreement, we have the right to use the “Apollo” name for so long as AIM or one of its affiliates remains our investment adviser. In addition, we rent office space from AIA, an affiliate of AIM, and pay Apollo Administration our allocable portion of overhead and other expenses incurred by AIA in performing its obligations under the administration agreement, including our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staffs, which can create conflicts of interest that our board of directors must monitor.

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

Changes in the laws or regulations governing our business or the businesses of our portfolio companies and any failure by us or our portfolio companies to comply with these laws or regulations, could negatively affect the profitability of our operations or of our portfolio companies.

We are subject to changing rules and regulations of federal and state governments, as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and The NASDAQ Global Select Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations. In particular, changes in the laws or regulations or the interpretations of the laws and regulations that govern BDCs, RICs or non-depository commercial lenders could significantly affect our operations and our cost of doing business. We are subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions that affect our operations, including our loan originations, maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure procedures and other trade practices. If these laws, regulations or decisions change, or if we expand our business into jurisdictions that have adopted more stringent requirements than those in which we currently conduct business, we may have to incur significant expenses in order to comply, or we might have to restrict our operations. In addition, if we do not comply with applicable laws, regulations and decisions, we may lose licenses needed for the conduct of our business and be subject to civil fines and criminal penalties, any of which could have a material adverse effect upon our business, financial condition and results of operations.

Provisions of the Maryland General Corporation Law and of our charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

The Maryland General Corporation Law, our charter and our bylaws contain provisions that may discourage, delay or make more difficult a change in control of us or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our board of directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our board of directors, including approval by a majority of our disinterested directors. If the resolution exempting business combinations is repealed or our board of directors does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our common stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Acquisition Act, the Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such an offer. We intend to give the SEC prior notice should our board of directors elect to amend our bylaws to repeal the exemption from the Control Share Acquisition Act.

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

We may distribute taxable dividends that are payable in cash and shares of our common stock at the election of each stockholder. Under IRS Revenue Procedure 2010-12, up to 90% of any such taxable dividend for a RICs taxable years ending on or before December 31, 2011 could be payable in our common stock with the 10% or greater balance paid in cash. Where Revenue Procedure 2010-12 is not currently applicable, the Internal Revenue Service has also issued private letter rulings on cash/stock dividends paid by RICs and real estate investment trusts using a 20% cash standard (and, more recently, the 10% cash standard of Revenue Procedure 2010-12) if certain requirements are satisfied. Stockholders receiving such dividends will be required to include the full amount of the dividend (including the portion payable in stock) as ordinary income (or, in certain circumstances, long-term capital gain) to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock. It is unclear whether and to what extent we will be able to pay taxable dividends in cash and common stock (whether pursuant to Revenue Procedure 2010-12, a private letter ruling or otherwise).

Climate Change.

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

Each of our investment adviser and administrator have the right to resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our business, financial condition and results of operations.

Each of our investment adviser and administrator has the right, under our investment management agreement and administration agreement, respectively, to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If our investment adviser or our administrator resigns, we may not be able to find a replacement or hire internal management or administration with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our business, financial condition and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities or our internal administration activities, as applicable, is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our investment adviser and its affiliates or our administrator and its affiliates. Even if we are able to retain comparable management or administration, whether internal or external, the integration of such management or administration and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition and results of operations.

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

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could be found to be in violation of the 1940 Act provisions applicable to BDCs, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position)

or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

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

The incentive fee payable by us to AIM also may create an incentive for AIM to invest on our behalf in instruments that have a deferred interest feature such as investments with PIK provisions. Under these investments, we would accrue the interest over the life of the investment but would typically not receive the cash income from the investment until the end of the term or upon the investment being called by the issuer. Our net investment income used to calculate the income portion of our incentive fee, however, includes accrued interest. Thus, while a portion of this incentive fee would be based on income that we have not yet received in cash and with respect to which we do not have a formal claw-back right against our investment adviser per se, the amount of accrued income to the extent written off in any period will reduce the income in the period in which such write-off was taken and thereby reduce such period’s incentive fee payment.

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

Our investment adviser is entitled to incentive compensation for each fiscal quarter in an amount equal to a percentage of the excess of our pre-incentive fee net investment income for that quarter (before deducting incentive compensation) above a performance threshold for that quarter. Accordingly, since the performance threshold is based on a percentage of our net asset value, decreases in our net asset value make it easier to achieve the performance threshold. Our pre-incentive fee net investment income for incentive compensation purposes excludes realized and unrealized capital losses or depreciation that we may incur in the fiscal quarter, even if such capital losses or depreciation result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay AIM incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter. In addition, increases in interest rates may increase the amount of incentive fees we pay to our investment adviser even though our performance relative the market has not increased.

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

If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. Our ability to engage in hedging transactions may also be adversely affected by recent rules adopted by the CFTC.

While we may enter into transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Our ability to engage in hedging transactions may also be adversely affected by recent rules adopted by the CFTC.

RISKS RELATED TO MATURITY OF OUR DEBT INSTRUMENTS

Our senior secured revolving credit facility begins maturing in May 2016 and any inability to renew, extend or replace our senior secured revolving credit facility could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.

We maintain a senior secured multi-currency revolving credit facility with a group of lenders, under which we had approximately $539 million of indebtedness outstanding at March 31, 2012. The previously outstanding credit facility was amended on May 23, 2012 pursuant to an amended and restated facility (the “Amended & Restated Facility”). Our lenders’ obligation to make new loans or other extensions of credit under the Amended & Restated Facility cease on May 23, 2015, and the Amended & Restated Facility has a final stated maturity date of May 23, 2016. In addition, commencing on June 23, 2015, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the Amended & Restated Facility as of May 23, 2015. There can be no assurance that we will be able to renew, extend or replace the Amended & Restated Facility upon the termination of the lenders’ obligations to make new loans or the Amended & Restated Facility’s final maturity on terms that are favorable to us, if at all. Our ability to renew, extend or replace the Amended & Restated Facility will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to renew, extend or replace the Facility at the time of the termination of the lenders’ obligations to make new loans or the Amended & Restated Facility’s final maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC.

Our senior secured notes and our senior unsecured convertible notes have maturity dates over the course of the next several years, and any inability to replace or repay our senior secured notes or our senior unsecured convertible notes could adversely impact our liquidity and ability to fund new investments or maintain distributions to our stockholders.

On September 30, 2010, we entered into a note purchase agreement, providing for a private placement issuance of $225 million in aggregate principal amount of five-year, senior secured notes with a fixed interest rate of 6.25% and a maturity date of October 4, 2015 (the “Senior Secured Notes”). On January 25, 2011, we closed a private offering of $200 million aggregate principal amount of senior unsecured convertible notes (the “Convertible Notes”). The Convertible Notes bear interest at an annual rate of 5.75% and will mature on January 15, 2016 unless earlier converted or repurchased at the holder’s option. On September 29, 2011, we closed a private offering of $45 million aggregate principal amount of senior secured notes (the “Notes”) consisting of two series: (1) 5.875% Senior Secured Notes, Series A, of the Company due September 29, 2016 in the aggregate principal amount of $29 million; and (2) 6.250% Senior Secured Notes, Series B, of the Company due September 29, 2018, in the aggregate principal amount of $16 million. There can be no assurance that we will be able to replace the Senior Secured Notes, the Convertible Notes or the Notes upon their maturity on terms that are favorable to us, if at all. Our ability to replace the Senior Secured Notes, the Convertible Notes or the Notes will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to replace or repay the Senior Secured Notes, the Convertible Notes or the Notes at the time of their maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC.

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

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a business development company, we may in the future be limited in our ability to make distributions. Also, our revolving credit facility may limit our ability to declare dividends if we default under certain provisions or fail to satisfy certain other conditions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of the tax benefits available to us as a RIC. In addition, in accordance with U.S. generally accepted accounting principles and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind interest, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income in cash to obtain tax benefits as a RIC.

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

Investigations and reviews of Apollo affiliates’ use of placement agents could harm the Company’s reputation, depress its stock price or have other negative consequences.

While AIC has not, to date, raised any funds through the use of placement agents (other than through the ordinary course engagement of underwriters, from time to time, in connection with the public offering of AIC’s securities), affiliates of AIM sometimes use placement agents to assist in marketing certain of the investment funds that they manage. Various state attorneys general and federal and state agencies have initiated industry-wide investigations into the use of placement agents in connection with the solicitation of investments, particularly with respect to investments by public pension funds. Certain affiliates of AGM have received subpoenas and other requests for information from various government regulatory agencies and investors in AGM’s funds, seeking information regarding the use of placement agents. The California Public Employees’ Retirement System, (“CalPERS”), one of AGM’s strategic investors, announced on October 14, 2009, that it had initiated a special review of placement agents and related issues. The report of the CalPERS special review was issued on March 14, 2011. That report does not allege any wrongdoing on the part of AGM or its affiliates. In addition, on May 6, 2010, the California Attorney General filed a civil complaint against Alfred Villalobos and his company, Arvco Capital Research, LLC (a placement agent that AGM has used) and Federico Buenrostro Jr., the former CEO of CalPERS, alleging conduct in violation of certain California laws in connection with CalPERS’ purchase of securities in various funds managed by AGM and another asset manager. No AGM entity is a party to the civil lawsuit, nor does the lawsuit allege any misconduct on the part of AIC, AIM or AGM. Likewise, on April 23, 2012, the United States Securities and Exchange Commission filed a lawsuit alleging securities fraud on the part of Arvco, as well as Messrs. Buenrostro and Villalobos, in connection with their activities concerning certain CalPERS investments in funds managed by AGM. This lawsuit also does not allege wrongdoing on the part of AGM, and in fact alleges that AGM was defrauded by Arvco, Villalobos, and Buenrostro. Finally, on December 29, 2011, the United States Bankruptcy Court for the District of Nevada approved an application made by Mr. Villalobos, Arvco and related entities (the “Arvco Debtors”) in their consolidated bankruptcy proceedings to hire Special Litigation Counsel to pursue certain claims on behalf of the bankruptcy estates of the Arvco Debtors, including potential claims against AGM (a) for fees that AGM purportedly owes the Arvco Debtors for placement agent services, and (b) for indemnification of legal fees and expenses arising out of the Arvco Debtors’ defense of the California Attorney General action described above. AGM has informed us that it believes it has handled its use of placement agents in an appropriate manner and that it is cooperating with such investigations and other reviews. Any unanticipated developments from these or future investigations or changes in industry practice may adversely affect AGM’s business (including with respect to AIM) or indirectly thereby, AIC’s business. Even if these investigations or changes in industry practice do not directly or indirectly affect AGM’s or AIC’s respective businesses, adverse publicity could harm our reputation and may cause us to lose existing investors, fail to gain new investors, depress our stock price or have other negative consequences.

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

If you do not fully exercise your subscription rights in any rights offering of our common stock, your interest in us may be diluted and, if the subscription price is less than our net asset value per share, you may experience an immediate dilution of the aggregate net asset value of your shares.

In the event we issue subscription rights to acquire shares of our common stock, stockholders who do not fully exercise their subscription rights should expect that they will, at the completion of the rights offering, own a smaller proportional interest in us than would be the case if they fully exercised their rights.

In addition, if the subscription price is less than the net asset value per share of our common stock, a stockholder who does not fully exercise its subscription rights may experience an immediate dilution of the aggregate net asset value of its shares as a result of the offering.

We would not be able to state the amount of any such dilution prior to knowing the results of the offering. Such dilution could be substantial.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of March 31, 2012, we did not own any real estate or other physical properties materially important to our operation. Our administrative and principal executive offices are located at 730 Fifth Avenue, New York, NY 10019 and 9 West 57th Street, New York, NY 10019, respectively. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

Our common stock is traded on the NASDAQ Global Select Market under the symbol “AINV.” The following table lists the high and low closing sale price for our common stock, the closing sale price as a percentage of net asset value (“NAV”) and quarterly dividends per share since shares of our common stock began being regularly quoted on NASDAQ.

	NAV(1)	Closing Sales Price		Premium or Discount of High Sales Price to NAV(2)	Premium or Discount of Low Sales Price to NAV(2)	Declared Dividends
		High	Low
Fiscal Year Ending March 31, 2012
Fourth Fiscal Quarter	$8.55	$8.00	$6.67	94%	78%	$0.20
Third Fiscal Quarter	$8.16	$8.55	$5.99	105%	73%	$0.28
Second Fiscal Quarter	$8.12	$10.60	$7.39	131%	91%	$0.28
First Fiscal Quarter	$9.76	$12.23	$9.71	125%	99%	$0.28

Fiscal Year Ending March 31, 2011
Fourth Fiscal Quarter	$10.03	$12.40	$11.17	124%	111%	$0.28
Third Fiscal Quarter	$9.73	$11.56	$10.20	119%	105%	$0.28
Second Fiscal Quarter	$9.58	$10.65	$9.18	111%	96%	$0.28
First Fiscal Quarter	$9.51	$13.57	$9.33	143%	98%	$0.28

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)	Calculated as of the respective high or low closing sales price divided by the quarter end NAV.

While our common stock has from time to time traded in excess of our net asset value, there can be no assurance, however, that it will trade at such a premium (to net asset value) in the future. The last reported closing market price of our common stock on May 14, 2012 was $7.12 per share. As of May 14, 2012, we had 101 stockholders of record.

DIVIDENDS

We intend to continue to distribute quarterly dividends to our stockholders. Our quarterly dividends, if any, will be determined by our board of directors. We expect that our distributions to shareholders generally will be from accumulated net investment income and from cumulative net realized capital gains, as applicable, although a portion may represent a return of capital.

We have elected to be taxed as a RIC under Subchapter M of the Code. To maintain our RIC status, we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment. In addition, we have substantial net capital loss carryforwards and consequently do not expect to generate cumulative net capital gains in the foreseeable future.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, then stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may in the future be limited in our ability to make distributions. Also, our revolving credit facility may limit our ability to declare dividends if we default under certain provisions or fail to satisfy certain other conditions. If we do not distribute a certain percentage of our income annually, we may suffer adverse tax consequences, including possible loss of the tax benefits available to us as a regulated investment company. In addition, in accordance with U.S. generally accepted accounting principles and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind interest, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may not be able to meet the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a regulated investment company.

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

The following table lists the quarterly dividends per share from our common stock for the past two fiscal years.

Declared Dividends
Fiscal Year Ending March 31, 2012
Fourth Fiscal Quarter	$0.20
Third Fiscal Quarter	$0.28
Second Fiscal Quarter	$0.28
First Fiscal Quarter	$0.28

Fiscal Year Ending March 31, 2011
Fourth Fiscal Quarter	$0.28
Third Fiscal Quarter	$0.28
Second Fiscal Quarter	$0.28
First Fiscal Quarter	$0.28

Recent Sale of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the fiscal year ended March 31, 2012, as a part of our dividend reinvestment plan for our common shareholders, we purchased 711,449 shares of our common stock in the open market at an average price of $6.81 per share.

STOCK PERFORMANCE GRAPH

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, for the period March 31, 2007 through March 31, 2012. The graph assumes that, on March 31, 2007, a person invested $100 in each of the following: our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

The graph and other information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The Statement of Operations, Per Share and Balance Sheet data for the fiscal years ended March 31, 2012, 2011, 2010, 2009 and 2008 are derived from our financial statements which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. This selected financial data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	For the Year Ended March 31, (dollar amounts in thousands, except per share data)
Statement of Operations Data:	2012	2011	2010	2009	2008
Total Investment Income	$357,584	$358,779	$340,238	$377,304	$357,878
Net Expenses (including excise taxes)	$184,842	$167,607	$140,828	$170,973	$156,272
Net Investment Income	$172,742	$191,172	$199,410	$206,331	$201,606
Net Realized and Unrealized Gains (Losses)	$(259,006)	$(10,760)	$63,880	$(818,210)	$(235,044)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(86,264)	$180,412	$263,290	$(611,879)	$(33,438)

Per Share Data:
Net Asset Value	$8.55	$10.03	$10.06	$9.82	$15.83
Net Investment Income	$0.88	$0.99	$1.26	$1.48	$1.82
Net Increase (Decrease) in Net Assets Resulting from Operations (Basic and Diluted)	$(0.44)	$0.93	$1.65	$(4.39)	$(0.30)
Distributions Declared	$1.04	$1.12	$1.10	$1.82	$2.07

Balance Sheet Data:
Total Assets	$2,775,263	$3,148,813	$3,465,116	$2,548,639	$3,724,324
Debt Outstanding	$1,009,337	$1,053,443	$1,060,616	$1,057,601	$1,639,122
Total Net Assets	$1,685,231	$1,961,031	$1,772,806	$1,396,138	$1,897,908

Other Data:
Total Return(1)	(32.4)%	5.1%	313.0%	(73.9)%	(17.5)%
Number of Portfolio Companies at Year End	62	69	67	72	71
Total Portfolio Investments for the Year	$1,480,508	$1,085,601	$716,425	$434,995	$1,755,913
Investment Sales and Prepayments for the Year	$1,634,520	$977,493	$451,687	$339,724	$714,225
Weighted Average Yield on Debt Portfolio at Year End	11.9%	11.6%	11.8%	11.7%	12.0%
Weighted Average Shares Outstanding at Year End (Basic)(2)	196,584	193,192	159,369	139,469	112,050

(1)	Total return is based on the change in market price per share and takes into account dividends and distributions, if any, reinvested in accordance with Apollo Investment’s dividend reinvestment plan.
(2)	Weighted Average Shares Outstanding on a diluted basis for the fiscal year ended March 31, 2012 were 211,132. Weighted Average Shares Outstanding on a diluted basis for the fiscal year ended March 31, 2011 were 195,823. For the fiscal years ended 2010, 2009, and 2008, basic and diluted weighted average shares were the same.

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

OVERVIEW

Apollo Investment was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a BDC under the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a RIC under Subchapter M of the Code. Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. Apollo Investment commenced operations on April 8, 2004 upon completion of its initial public offering that raised $870 million in net proceeds selling 62 million shares of its common stock at a price of $15.00 per share. Since then, and through March 31, 2012, we have raised approximately $1.9 billion in net proceeds from additional offerings of common stock.

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

Portfolio and Investment Activity

During our fiscal year ended March 31, 2012, we invested $1.5 billion across 21 new and 18 existing portfolio companies through a combination of primary and secondary market purchases. This compares to investing $1.1 billion in 21 new and 18 existing portfolio companies for the previous fiscal year ended March 31, 2011. Investments sold or prepaid during the fiscal year ended March 31, 2012 totaled $1.6 billion versus $977 million for the fiscal year ended March 31, 2011.

At March 31, 2012, our net portfolio consisted of 62 portfolio companies and was invested 30% in senior secured loans, 60% in subordinated debt, 1% in preferred equity and 9% in common equity and warrants measured at fair value versus 69 portfolio companies invested 33% in senior secured loans, 58% in subordinated debt, 1% in preferred equity and 8% in common equity and warrants at March 31, 2011.

The weighted average yields on our senior secured loan portfolio, subordinated debt portfolio and total debt portfolio as of March 31, 2012 at our current cost basis were 10.2%, 12.7% and 11.9%, respectively. At March 31, 2011, the yields were 9.0%, 13.1%, and 11.6%, respectively.

Since the initial public offering of Apollo Investment in April 2004 and through March 31, 2012, invested capital totaled $8.8 billion in 166 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 100 different financial sponsors.

At March 31, 2012, 67% or $1.6 billion of our income-bearing investment portfolio is fixed rate debt and 33% or $0.8 billion is floating rate debt, measured at fair value. On a cost basis, 65% or $1.7 billion of our income-bearing investment portfolio is fixed rate debt and 35% or $0.9 billion is floating rate debt. At March 31, 2011, 59% or $1.7 billion of our income-bearing investment portfolio was fixed rate debt and 41% or $1.2 billion was floating rate debt. On a cost basis, 60% or $1.7 billion of our income-bearing investment portfolio is fixed rate debt and 40% or $1.1 billion is floating rate debt.

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

Valuation of Portfolio Investments

Under procedures established by our board of directors, we value investments, including certain senior secured debt, subordinated debt, and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations (unless they are deemed not to represent fair value). We attempt to obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker or a primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. If and when market quotations are deemed not to represent fair value, we typically utilize independent third party valuation firms to assist us in determining fair value. Accordingly, such investments go through our multi-step valuation process as described below. In each case, our independent valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations for such Level 3 categorized assets. Debt investments with remaining maturities of 60 days or less shall each be valued at cost with interest accrued or discount amortized to the date of maturity, unless such valuation, in the judgment of our investment adviser, does not represent fair value, in which case such investments shall be valued at fair value as determined in good faith by or under the direction of our board of directors. Investments that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of our board of directors. Such determination of fair values may involve subjective judgments and estimates.

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

(3) independent valuation firms are engaged by our board of directors to conduct independent appraisals by reviewing our investment adviser’s preliminary valuations and then making their own independent assessment;

(4) the audit committee of the board of directors reviews the preliminary valuation of our investment adviser and the valuation prepared by the independent valuation firm and responds to the valuation recommendation of the independent valuation firm to reflect any comments; and

(5) the board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of our investment adviser, the respective independent valuation firm and the audit committee.

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered in the valuation process of independent valuation firms. For the fiscal year ended March 31, 2012, there was no change to the Company’s valuation techniques and related inputs considered in the valuation process.

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

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”) which results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company adopted ASU 2011-04 on January 1, 2012.

Revenue Recognition

The Company records interest and dividend income, adjusted for amortization of premium and accretion of discount, on an accrual basis. Some of our loans and other investments, including certain preferred equity investments, may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends computed at the contractual rate are accrued into income and reflected as receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. At the point the Company believes PIK is not expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are reversed from the related receivable through interest or dividend income, respectively. The Company does not reverse previously capitalized PIK interest or dividends. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if the Company again believes that PIK is expected to be realized. For the fiscal year ended March 31, 2012, accrued PIK totaled $17.3 million, on total investment income of $357.6 million. Loan origination fees, original issue discount, and market discounts are capitalized and amortized into income using the interest method or straight-line, as applicable. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and other investments as interest income when we receive such amounts. Structuring fees are recorded as other income when earned. Investments that are expected to pay regularly scheduled interest and/or dividends in cash are generally placed on non-accrual status when principal or interest/dividend cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest/dividend cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest or dividends are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining interest or dividend obligations. Interest or dividend cash payments received on non-accrual designated investments may be recognized as income or applied to principal depending upon management’s judgment.

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

RESULTS OF OPERATIONS

Results comparisons are for the fiscal years ended March 31, 2012, March 31, 2011 and March 31, 2010.

Investment Income

For the fiscal years ended March 31, 2012, 2011 and 2010, gross investment income totaled $357.6 million, $358.8 million and $340.2 million, respectively. The decrease in gross investment income from fiscal year 2011 to fiscal year 2012 was primarily due to a decrease in the size of the income-producing portfolio as compared to the previous fiscal year and was partially offset by an increase in the weighted average portfolio yield as well as an increase in other income. The increase in gross investment income from fiscal year 2010 to fiscal year 2011 was primarily due to an increase in the size of the income-producing portfolio as compared to the previous fiscal year.

Expenses

Net expenses totaled $184.8 million, $167.6 million and $139.6 million, respectively, for the fiscal years ended March 31, 2012, 2011 and 2010, of which $100.0 million, $107.6 million and $103.9 million, respectively, were base management fees and performance-based incentive fees and $66.4 million, $48.0 million and $24.5 million, respectively, were interest and other debt expenses. Administrative services and other general and administrative expenses totaled $18.5 million, $12.0 million and $11.2 million, respectively, for the fiscal years ended March 31, 2012, 2011 and 2010. Net expenses consist of base investment advisory and management fees, insurance expenses, administrative services fees, legal fees, directors’ fees, audit and tax services expenses, and other general and administrative expenses. The increase in net expenses from fiscal 2011 to fiscal 2012 was primarily due to an increase in interest and other debt expenses as our net weighted average annual interest cost increased by approximately 100 basis points. This increase was due to the impact of fixed rate debt issuances. Additionally, during fiscal 2012 there were net non-recurring general and administrative expenses that totaled over $4 million. The increase in net expenses from fiscal 2010 to fiscal 2011 was primarily due to an increase in interest and other debt expenses as we added new sources of capital that increased our weighted average annual interest cost. Accrued excise tax expenses totaled $0, $0, and $1.2 million for the fiscal years ended March 31, 2012, 2011 and 2010.

Net Investment Income

The Company’s net investment income totaled $172.7 million, $191.2 million and $199.4 million, or $0.88, $0.99, and $1.26, on a per average share basis, respectively, for the fiscal years ended March 31, 2012, 2011 and 2010.

Net Realized Losses

The Company had investment sales and prepayments totaling $1.6 billion, $977 million and $452 million, respectively, for the fiscal years ended March 31, 2012, 2011 and 2010. Net realized losses for the fiscal years ended March 31, 2012, 2011, and 2010 were $341.4 million, $152.0 million and $473.0 million, respectively. Net realized losses incurred during fiscal year 2012 were primarily derived from the exits of select investments, specifically Grand Prix Holdings, which accounted for over $273 million of the realized loss totals, but also included Playpower Holdings, TL Acquisitions and FSC Holdings, among others. The realized losses incurred upon the exit of these investments reversed out previously reported unrealized losses. Net realized losses incurred during fiscal years 2011 and 2010 were primarily related to sales and restructurings of certain underperforming portfolio companies such as American Safety Razor, LVI Services and Pacific Crane Maintenance Company, various portfolio optimization measures, and our liquidity management strategy during the financial crisis early in the 2010 fiscal year.

Net Unrealized Appreciation (Depreciation) on Investments, Cash Equivalents and Foreign Currencies

For the fiscal years ended March 31, 2012, 2011 and 2010 net change in unrealized appreciation on the Company’s investments, cash equivalents, foreign currencies and other assets and liabilities totaled $82.4 million, $141.3 million and $536.9 million, respectively. Net unrealized appreciation for fiscal 2012 included the reclassification of over $273 million of previously recognized unrealized depreciation on our investment in Grand Prix Holdings to a realized loss. This reclassification was offset by generally weaker capital market conditions as compared to the year ago period. Net unrealized appreciation for fiscal 2011 and 2010 was primarily due to the recognition of realized losses which reversed unrealized depreciation, net changes in specific portfolio company fundamentals, and improving capital market conditions.

Net Increase (Decrease) in Net Assets From Operations

For the fiscal year ended March 31, 2012, the Company had a net decrease in net assets resulting from operations of $86.3 million. For the fiscal years ended March 31, 2011 and 2010, the Company had a net increase in net assets resulting from operations of $180.4 million and $263.3 million, respectively. For the year ended March 31, 2012, basic and diluted losses per average share were $0.44. For the years ended March 31, 2011 and 2010, basic and diluted earnings per average share were $0.93 and $1.65, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through periodic follow-on equity and debt offerings, our senior secured, multi-currency $1.254 billion revolving credit facility maturing on April 12, 2013 (see note 12 within the Notes to Financial Statements) (the “Facility”), our senior secured notes, investments in special purpose entities in which we hold and finance particular investments on a non-recourse basis, as well as from cash flows from operations, investment sales of liquid assets and prepayments of senior and subordinated loans and income earned from investments. The Company also has investments in its portfolio that contain PIK provisions. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders annually in the form of dividends, even though the Company has not yet collected the cash. For the fiscal year ended March 31, 2012, accrued PIK totaled $17.3 million, on total investment income of $357.6 million. At March 31, 2012, the Company had $539 million in borrowings outstanding on its Facility and $715 million of unused capacity. As of March 31, 2012, aggregate lender commitments under the Facility that was replaced by the Amended & Restated Facility total $1.254 billion.

On September 30, 2010, the Company entered into a note purchase agreement, providing for a private placement issuance of $225 million in aggregate principal amount of five-year, senior secured notes with a fixed interest rate of 6.25% and a maturity date of October 4, 2015 (the “Senior Secured Notes”). On October 4, 2010, the Senior Secured Notes were sold to certain institutional accredited investors pursuant to an exemption from registration under the Securities Act of 1933, as amended. Interest on the Senior Secured Notes will be due semi-

annually on April 4 and October 4, commencing on April 4, 2011. The proceeds from the issuance of the Senior Secured Notes were primarily used to reduce other outstanding borrowings and/or commitments on the Company’s Facility.

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

On August 11, 2011, the Company adopted a plan for the purpose of repurchasing up to $200 million of its common stock in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The Company’s plan was designed to allow it to repurchase its shares both during its open window periods and at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. A broker selected by the Company will have the authority under the terms and limitations specified in the plan to repurchase shares on the Company’s behalf in accordance with the terms of the plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plan. While the portion of the plan reliant on Rule 10b-18 remains in effect, the portion reliant on Rule 10b5-1 is subject to periodic renewal and is not currently in effect. As of March 31, 2012, no shares have been repurchased.

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

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. (See note 2(m) within the accompanying financial statements.) At the end of each fiscal quarter, we consider taking proactive steps utilizing cash equivalents with the objective of enhancing our investment flexibility during the following quarter, pursuant to Section 55 of the 1940 Act. More specifically, we may purchase U.S. Treasury bills from time-to-time on the last business day of the quarter and typically close out that position on the following business day, settling the sale transaction on a net cash basis with the purchase, subsequent to quarter end. Apollo Investment may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our Facility, as we deem appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. There were no cash equivalents held as of March 31, 2012.

Contractual Obligations

	Payments due by Period as of March 31, 2012 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Revolving Credit Facility(1)	$539	$—	$539	$—	$—
Senior Secured Notes	$270	$—	$—	$254	$16
Unsecured Notes	$200	$—	$—	$200	$—

(1)	At March 31, 2012, $715 million remained unused under our Facility.

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

Off-Balance Sheet Arrangements (dollars in thousands)

As of March 31, 2012, AIC had two outstanding commitments with two banks to purchase unsecured bridge loans in the aggregate amount of $80 million. AIC’s commitments were subject to the consummation of the underlying corporate transactions and conditional upon receipt of all necessary shareholder, regulatory and other applicable approvals. Subsequent to March 31, 2012, such unsecured bridge loan commitments were extinguished with the permanent placement of high yield securities.

The Company also has a commitment to fund a revolving senior loan in the amount of $5,500. As of March 31, 2012, $3,300 of this revolving senior loan remained unfunded.

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

In the first of these investments, in June 2008 we invested through AIC Holdco $39,500 in AIC (FDC) Holdings LLC (“Apollo FDC”). Apollo FDC used the proceeds to purchase a Junior Profit-Participating Note due 2013 in principal amount of $39,500 (the “Junior Note”) issued by Apollo I Trust (the “Trust”). The Trust also issued a Senior Floating Rate Note due 2013 (the “Senior Note”) to an unaffiliated third party (“FDC Counterparty”) in principal amount of $39,500 paying interest at Libor plus 1.50%, increasing over time to Libor plus 2.0%. The Trust used the aggregate $79,000 proceeds to acquire $100,000 face value of a senior subordinated loan of First Data Corporation (the “FDC Loan”) due 2016. The FDC Loan pays interest at 11.25% per year. The Junior Note of the Trust owned by Apollo FDC pays to Apollo FDC all of the interest and other proceeds received by the Trust on the FDC Loan after satisfying the Trust’s obligations on the Senior Note. The holder of the Senior Note has no recourse to Apollo FDC, AIC Holdco or us with respect to any interest on, or principal of, the Senior Note. However, if the value of the FDC Loan held by the Trust declines sufficiently, the investment would be unwound unless Apollo FDC posts additional collateral for the benefit of the Senior Note. Consequently, the maximum exposure on this investment is the amount of our investment in the Junior Note and any additional collateral we determine to post. During the fiscal year ended March 31, 2012, we sold $47,145 face value of the FDC Loan. As a result of this transaction, as of March 31, 2012, the FDC Loan balance is $52,855, the Junior Note balance is $21,472 and the Senior Note balance is $20,283.

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

The Senior Note, TRS and Acquisition Loan are non-recourse to AIC Holdco, its subsidiaries and us and have standard events of default including failure to pay contractual amounts when due and failure by each of the underlying Apollo special purpose entities to provide additional credit support, sell assets or prepay a portion of its obligations if the value of the FDC Term Loan, the TXU Term Loan or the Boots Term Loans, as applicable, declines below specified levels. We may unwind any of these transactions at any time without penalty. From time to time we may provide additional capital to AIC Holdco for purposes of reserving for or funding margin calls under one or more of the transactions described above among other reasons. During the fiscal year ended March 31, 2009, we provided $18,480 in additional net capital to AIC Holdco. During the fiscal year ended March 31, 2010, $9,336 of net capital was returned to us from AIC Holdco. During the fiscal year ended March 31, 2011, $1,700 of net capital was provided to AIC Holdco. During the fiscal year ended March 31, 2012, $8,712 of net capital was returned to us from AIC Holdco. The Junior Note, TRS and Boots Term Loans were performing assets as of the date of these financial statements.

Below is summarized financial information for AIC Holdco for the fiscal years ended March 31, 2012 and March 31, 2011 (all dollar amounts in thousands).

	March 31, 2012	March 31, 2011
Assets
Cash	$15	$—
Apollo FDC(1)	27,947	60,458
Apollo TXU(2)	26,066	16,749
Apollo Boots(3)	47,999	52,084
Other Assets	2,886	5,141

Total Assets	$104,913	$134,432

Liabilities
Apollo FDC(4)	$—	$—
Apollo TXU(5)	16,045	2,919
Apollo Boots(6)	29,948	31,181
Other Liabilities	2,886	5,120

Total Liabilities	$48,879	$39,220

Net Assets
Apollo FDC	$27,947	$60,458
Apollo TXU	10,021	13,830
Apollo Boots	18,051	20,903
Other	15	21

Total Net Assets	$56,034	$95,212

	Fiscal Year End March 31, 2012	Fiscal Year End March 31, 2011
Net Operating Income (Loss)
Apollo FDC(7)	$9,412	$10,286
Apollo TXU(7)	2,809	1,154
Apollo Boots(7)	1,243	939
Other	(26)	(24)

Total Operating Income	$13,438	$12,355

Net Realized Gain
Apollo FDC	$2,862	$—

Net Change in Unrealized Gain (Loss)
Apollo FDC	$(14,484)	$16,208
Apollo TXU	(13,126)	2,909
Apollo Boots	(2,852)	2,560

Total Net Change in Unrealized Gain (Loss)	$(30,462)	$21,677

Net Income (Loss)(8)
Apollo FDC	$(2,210)	$26,494
Apollo TXU	(10,317)	4,063
Apollo Boots	(1,609)	3,499
Other	(26)	(24)

Total Net Income (Loss)	$(14,162)	$34,032

(1)	Represents fair value of the Junior Note held by Apollo FDC. Cost: $21,472 and $39,500, respectively.
(2)	Represents fair value of collateral posted in relation to the TRS held by Apollo TXU. Cost: $26,066 and $16,749, respectively.
(3)	Represents fair value of the Boots Term Loans held by Apollo Boots. Cost: $50,109 and $50,109, respectively.
(4)	Apollo FDC’s interest is subject to a senior note of a separate entity of $20,283 and $39,500, respectively; However, Apollo FDC has no liability for such senior note.
(5)	Represents liability on the TRS held by Apollo TXU.
(6)	Represents liability of Apollo Boots on the Acquisition Loan.
(7)	In the case of Apollo FDC, net operating income consists of interest income on the Junior Note less interest paid on the senior note together with immaterial administrative expenses. In the case of Apollo TXU, net operating income consists of net payments from (to) the swap counterparty of Apollo TXU’s obligation to pay interest and its right to receive the proceeds in respect of the reference asset, together with immaterial administrative expenses. In the case of AIC Boots, net operating income consists of interest income on the Boots Term Loans, less interest payments on the Acquisition Loan together with immaterial administrative expenses. There are no management or incentive fees.
(8)	Net income is the sum of operating income, realized gain (loss) and net change in unrealized gain (loss).

Dividends

Dividends paid to stockholders for the fiscal years ended March 31, 2012, 2011 and 2010 totaled $204.4 million or $1.04 per share, $218.1 million or $1.12 per share, and $181.4 million or $1.10 per share, respectively. Tax characteristics of all dividends will be reported to shareholders on Form 1099 after the end of the calendar year. Our quarterly dividends, if any, will be determined by our Board of Directors.

The following table summarizes our quarterly dividends paid to stockholders for the fiscal years ended March 31, 2012, 2011 and 2010, respectively:

Declared Dividends
Fiscal Year Ending March 31, 2012
Fourth Fiscal Quarter	$0.20
Third Fiscal Quarter	$0.28
Second Fiscal Quarter	$0.28
First Fiscal Quarter	$0.28

Fiscal Year Ending March 31, 2011
Fourth Fiscal Quarter	$0.28
Third Fiscal Quarter	$0.28
Second Fiscal Quarter	$0.28
First Fiscal Quarter	$0.28

Fiscal Year Ending March 31, 2010
Fourth Fiscal Quarter	$0.28
Third Fiscal Quarter	$0.28
Second Fiscal Quarter	$0.28
First Fiscal Quarter	$0.26

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

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may in the future be limited in our ability to make distributions. Also, our revolving credit facility may limit our ability to declare dividends if we default under certain provisions or fail to satisfy certain other conditions. If we do not distribute a certain percentage of our income annually, we may suffer adverse tax consequences, including possible loss of the tax benefits available to us as a regulated investment company. In addition, in accordance with U.S. generally accepted accounting principles and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind interest, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may not be able to meet the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a regulated investment company.

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

Recent Events

On April 2, 2012, the Company announced that a subsidiary of Apollo Global Management, LLC has purchased approximately $50 million, or approximately 5,900,000 newly issued shares, of Apollo Investment Corporation’s common stock, at an estimated NAV of $8.45 per share. The final number of shares issued is 5,847,953, based on the NAV as of March 31, 2012 of $8.55 per share. AIC’s Investment Advisor, Apollo Investment Management, L.P., or “AIM”, is waiving the base management and incentive fees associated with this equity capital for a one year period.

On April 4, 2012, the Company made a $40.4 million equity investment in a newly launched senior loan fund being managed by an affiliate of Madison Capital Funding LLC (“Madison Capital”). The loan vehicle purchased from Madison Capital an existing pool of senior secured loans to middle market companies in the United States with approximately $250 million of combined face value. These loans were originated by Madison Capital between April 2011 and March 2012.

On May 14, 2012, the Company amended and restated its royalty-free license agreement with Apollo.

On May 23, 2012, the Company amended and restated its senior secured, multi-currency, revolving credit facility (the “Amended & Restated Facility”). The Amended & Restated Facility extends the lenders’ commitments totaling approximately $1.14 billion through May, 2015, and allows the Company to seek additional commitments from new and existing lenders in the future, up to an aggregate facility size not to exceed $1.71 billion. The final maturity date of the Amended & Restated Facility is May 23, 2016. Commencing June 23, 2015, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the Amended & Restated Facility as of May 23, 2015. Pricing for Alternate Base Rate (ABR) borrowings will be 125 basis points over the applicable Prime Rate and pricing for eurocurrency borrowings will be 225 basis points over the LIBO Rate. Terms used in the foregoing sentence have the meanings set forth in the Amended & Restated Facility.

Effective May 23, 2012, Gregory W. Hunt is the Company’s Chief Financial Officer and Treasurer.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. During the fiscal year ended March 31, 2012, many of the loans in our portfolio had floating interest rates. These loans are usually based on floating LIBOR and typically have durations of one to six months after which they reset to current market interest rates. As the percentage of our U.S. mezzanine and other subordinated loans increase as a percentage of our total investments, we expect that more of the loans in our portfolio will have fixed rates. The Company also has a revolving credit facility that is based on floating LIBOR rates. Assuming no changes to our balance sheet as of March 31, 2012, a hypothetical one percent increase in LIBOR on our floating rate assets and liabilities would decrease our earnings by approximately one cent per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2012, a hypothetical one percent decrease in LIBOR on our floating rate assets and liabilities would increase our earnings by approximately one cent per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the fiscal year ended March 31, 2012, we did not engage in interest rate hedging activities.

Item 8. Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2012. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of March 31, 2012 based on the criteria on Internal Control — Integrated Framework issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Apollo Investment Corporation:

In our opinion, the accompanying statements of assets and liabilities including the schedules of investments, and the related statements of operations, changes in net assets and cash flows present fairly, in all material respects, the financial position of Apollo Investment Corporation (“the Company”) at March 31, 2012 and March 31, 2011, and the results of its operations, the changes in net assets, and its cash flows for each of the three years in the period ended March 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing on page 50 of the annual report to shareholders. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. Our procedures included confirmation of securities at March 31, 2012 by correspondence with the custodian, and where replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

New York, New York

May 23, 2012

APOLLO INVESTMENT CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share amounts)

	March 31, 2012	March 31, 2011
Assets
Non-controlled/non-affiliated investments, at value (cost — $2,642,702 and $2,900,378, respectively)	$2,490,672	$2,901,295
Non-controlled/affiliated investments, at value (cost — $0 and $22,407, respectively)	—	37,295
Controlled investments, at value (cost — $208,882 and $376,051, respectively)	186,408	111,568
Cash	1,665	5,471
Foreign currency (cost — $1,013 and $881, respectively)	1,013	883
Receivable for investments sold	19,606	13,461
Interest receivable	54,409	45,686
Dividends receivable	2,898	5,131
Miscellaneous income receivable	1,150	—
Receivable from investment adviser	—	576
Prepaid expenses and other assets	17,442	27,447

Total assets	$2,775,263	$3,148,813

Liabilities
Debt (see note 7 & 12)	$1,009,337	$1,053,443
Payable for investments and cash equivalents purchased	—	37,382
Dividends payable	39,409	54,740
Management and performance-based incentive fees payable (see note 3)	24,402	27,553
Interest payable	10,102	9,703
Accrued administrative expenses	3,420	1,738
Other liabilities and accrued expenses	3,362	3,223

Total liabilities	$1,090,032	$1,187,782

Net Assets
Common stock, par value $.001 per share, 400,000 and 400,000 common shares authorized, respectively, and 197,043 and 195,502 issued and outstanding, respectively	$197	$196
Paid-in capital in excess of par (see note 2f)	2,886,327	2,871,559
Undistributed (over-distributed) net investment income (see note 2f)	(34,896)	56,557
Accumulated net realized loss (see note 2f)	(995,426)	(713,873)
Net unrealized depreciation	(170,971)	(253,408)

Total net assets	$1,685,231	$1,961,031

Total liabilities and net assets	$2,775,263	$3,148,813

Net Asset Value Per Share	$8.55	$10.03

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended March 31,
	2012	2011	2010
INVESTMENT INCOME:
From non-controlled/non-affiliated investments:
Interest	$313,992	$316,183	$297,123
Dividends	6,998	4,713	11,450
Other income	18,505	15,143	10,003
From non-controlled/affiliated investments:
Interest	899	10,296	1,002
From controlled investments:
Interest	3,746	—	—
Dividends	13,444	12,334	20,660
Other income	—	110	—

Total Investment Income	$357,584	$358,779	$340,238

EXPENSES:
Management fees (see note 3)	$60,321	$59,831	$54,069
Performance-based incentive fees (see note 3)	39,651	47,793	49,853
Interest and other debt expenses	66,360	48,025	24,480
Administrative services expense	5,387	5,529	4,725
Insurance expense	838	927	1,100
Other general and administrative expenses	12,285	5,502	5,383

Total expenses	184,842	167,607	139,610

Net investment income before excise taxes	172,742	191,172	200,628
Excise tax expense	—	—	(1,218)

Net investment income	$172,742	$191,172	$199,410

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS AND FOREIGN CURRENCIES:
Net realized gain (loss):
Investments and cash equivalents	$(340,915)	$(144,350)	$(467,275)
Foreign currencies	(528)	(7,667)	(5,752)

Net realized loss	(341,443)	(152,017)	(473,027)

Net change in unrealized gain (loss):
Investments and cash equivalents	74,233	140,227	548,530
Foreign currencies	8,204	1,030	(11,623)

Net change in unrealized gain (loss)	82,437	141,257	536,907

Net realized and unrealized gain (loss) from investments, cash equivalents and foreign currencies	(259,006)	(10,760)	63,880

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(86,264)	$180,412	$263,290

EARNINGS (LOSS) PER SHARE — BASIC AND DILUTED (see note 5)	$(0.44)	$0.93	$1.65

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except shares)

	Year Ended March 31,
	2012	2011	2010
Increase (Decrease) in net assets from operations:
Net investment income	$172,742	$191,172	$199,410
Net realized loss	(341,443)	(152,017)	(473,027)
Net change in unrealized gain (loss)	82,437	141,257	536,907

Net increase (decrease) in net assets resulting from operations	(86,264)	180,412	263,290

Dividends and distributions to stockholders (see note 13):	(204,427)	(218,079)	(181,356)

Capital share transactions:
Net proceeds from shares sold	—	204,275	280,823
Less offering costs	(6)	(233)	(618)
Reinvestment of dividends	14,897	21,850	14,529

Net increase in net assets from capital share transactions	14,891	225,892	294,734

Total increase (decrease) in net assets:	(275,800)	188,225	376,668
Net assets at beginning of period	1,961,031	1,772,806	1,396,138

Net assets at end of period	$1,685,231	$1,961,031	$1,772,806

Capital share activity
Shares sold	—	17,250,000	32,200,000
Shares issued from reinvestment of dividends	1,541,849	2,037,631	1,792,583

Net increase from capital share activity	1,541,849	19,287,631	33,992,583

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended March 31,
	2012	2011	2010
Cash Flows from Operating Activities:
Net Increase (Decrease) in Net Assets Resulting from Operations	$(86,264)	$180,412	$263,290
Adjustments to reconcile net increase (decrease):
PIK interest and dividends	(14,915)	(39,853)	(89,370)
Net amortization on investments	(18,807)	(41,433)	(26,061)
Decrease from foreign currency transactions	(660)	(7,520)	(5,731)
Net change in unrealized (gain) loss on investments, cash equivalents and foreign currencies	(82,437)	(141,257)	(536,907)
Net realized loss on investments, cash equivalents and foreign currencies	341,443	152,017	473,027
Changes in operating assets and liabilities:
Purchase of investments	(1,517,735)	(1,070,581)	(716,449)
Proceeds from disposition of investments and cash equivalents	1,657,907	951,168	546,446
Decrease (increase) in interest and dividends receivable (see note 2)	(6,490)	(1,978)	924
Decrease in prepaid expenses and other assets	10,133	9,026	2,645
Increase (decrease) in management and performance-based incentive fees payable	(3,151)	1,190	1,049
Increase in interest payable	399	7,571	1,421
Increase in accrued expenses and other liabilities	1,821	111	508
Increase (decrease) in payable for investments and cash equivalents purchased	(37,382)	(511,627)	521,454
Decrease (increase) in receivables for investments sold	(6,145)	36,182	(49,643)

Net Cash Provided (Used) by Operating Activities	$237,717	$(476,572)	$386,603

Cash Flows from Financing Activities:
Net proceeds from the issuance of common stock	$—	$204,275	$280,823
Offering costs from the issuance of common stock	(6)	(233)	(618)
Dividends paid in cash	(204,861)	(190,829)	(154,465)
Proceeds from debt	2,034,652	2,260,795	1,285,103
Payments on debt*	(2,071,176)	(2,278,657)	(1,316,481)

Net Cash Provided (Used) by Financing Activities	$(241,391)	$(4,649)	$94,362

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(3,674)	$(481,221)	$480,965
Effect of exchange rates on cash balances	(2)	(10)	13
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	$6,354	$487,585	$6,607

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,678	$6,354	$487,585

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash interest paid during the year	$53,407	$29,205	$18,098

Non-cash financing activities consist of the reinvestment of dividends totaling $14,897, $21,850 and $14,529, respectively.

*	Includes deferred financing costs of $702, $11,581 and $22,735, respectively.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

Schedule of Investments

March 31, 2012

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON AFFILIATED INVESTMENTS — 147.8%	Industry	Par Amount*	Cost	Fair Value(1)
CORPORATE DEBT — 139.2%
BANK DEBT/SENIOR SECURED LOANS — 47.0%
1st Lien Bank Debt/Senior Secured Loans — 5.6%
Advantage Sales & Marketing, Inc., P+300, 12/17/15 (Revolving loan)	Grocery	$5,500	$2,200	$2,035
ATI Acquisition Company, P+1400 (P+1000 Cash / 4.00% PIK), 6/30/12*** †	Education	4,494	4,015	3,600
ATI Acquisition Company, P+900 (P+500 Cash / 4.00% PIK), 12/30/14*** †	Education	14,889	12,596	—
Aventine Renewable Energy Holdings, Inc., L+850, 12/22/15	Chemicals	24,937	20,009	19,825
Eastman Kodak Company, DIP L+750, 7/20/13	Technology	11,231	11,016	11,427
Grocery Outlet Inc., L+900, 12/15/17	Grocery	18,408	18,408	18,812
Penton Media, Inc., L+400 (L+300 Cash / 1.00% PIK), 8/1/14	Media	34,906	29,986	27,794
RBS Holding Company, LLC, L+500, 3/23/17	Business Services	15,840	15,703	9,900

Total 1st Lien Bank Debt/Senior Secured Loans			$113,933	$93,393

2nd Lien Bank Debt/Senior Secured Loans — 41.4%
Advantage Sales & Marketing, Inc., L+775, 6/18/18	Grocery	$58,000	$57,571	$57,855
Allied Security Holdings, LLC, L+750, 2/2/18	Business Services	31,000	30,728	31,233
Asurion Corporation, L+750, 5/24/19	Insurance	78,111	77,959	79,234
Brock Holdings III, Inc., L+825, 3/16/18	Environmental & Facilities Services	39,000	38,302	38,561
Clean Earth, Inc., 13.00%, 8/1/14	Environmental & Facilities Services	25,000	25,000	24,875
Garden Fresh Restaurant Corp., L+975, 12/11/13	Retail	46,600	47,027	47,532
Insight Pharmaceuticals, LLC, L+1175, 8/25/17	Consumer Products	20,000	19,627	19,900
IPC Systems, Inc., L+525, 6/1/15	Telecommunications	44,250	42,170	38,497
Kronos, Inc., L+1000, 6/11/18	Electronics	35,000	35,000	35,700
Ozburn-Hessey Holding Company LLC, L+950, 10/8/16	Logistics	38,000	37,971	30,780
Ranpak Corp., L+750, 10/20/17 †	Packaging	85,000	85,000	82,025
Ranpak Corp., E+775, 10/20/17 †	Packaging	€40,000	58,042	52,602
Sedgwick Holdings, Inc., L+750, 5/26/17	Business Services	$15,225	15,043	15,149

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2012

(in thousands)

2nd Lien Bank Debt/Senior Secured Loans — (continued)	Industry	Par Amount*	Cost	Fair Value(1)
Sheridan Holdings, Inc., L+575 Cash or L+650 PIK, 6/15/15	Healthcare	$24,047	$23,446	$23,518
TransFirst Holdings, Inc., L+600 Cash or L+675 PIK, 6/15/15	Financial Services	19,012	18,372	17,795
Valerus Compression Services, LP, 11.50%, 3/26/18	Industrial	40,000	40,000	40,680
Vertafore, Inc., L+825, 10/29/17	Software	49,260	48,842	49,383
Wall Street Systems Holdings, Inc., L+750, 6/20/18	Software	13,000	12,881	13,098

Total 2nd Lien Bank Debt/Senior Secured Loans			$712,981	$698,417

TOTAL BANK DEBT/SENIOR SECURED LOANS			$826,914	$791,810

Subordinated Debt/Corporate Notes — 92.2%
AB Acquisitions UK Topco 2 Limited (Alliance Boots), GBP L+650 (GBP L+300 Cash / 3.50% PIK), 7/9/17	Retail	£22,580	$44,368	$33,612
Advantage Sales & Marketing, Inc., 13.00%, 12/31/18	Grocery	$25,000	25,000	24,625
Altegrity Inc., 0.00%, 8/2/16 ♦ †	Diversified Service	3,545	2,087	1,965
Altegrity Inc., 11.75%, 5/1/16 ♦ †	Diversified Service	14,639	11,112	13,907
Altegrity Inc., 12.00%, 11/1/15 ♦ †	Diversified Service	100,000	100,000	100,600
Altegrity Inc., 10.50%, 11/1/15 ♦ †	Diversified Service	13,475	12,387	12,869
American Tire Distributors, Inc., 11.50%, 6/1/18 ♦	Distribution	25,000	25,000	26,450
Angelica Corporation, 15.00% (12.00% Cash / 3.00% PIK), 10/15/16	Healthcare	53,343	53,343	52,756
ATI Acquisition Company, P+1400 (P+1000 Cash / 4.00% PIK), 12/30/15***	Education	43,296	37,867	—
Avaya Inc., 10.125% Cash or 10.875% PIK, 11/1/15	Telecommunications	43,577	40,713	43,468
BCA Osprey II Limited (British Car Auctions), 12.50% PIK, 8/17/17	Transportation	£22,750	35,957	32,078
BCA Osprey II Limited (British Car Auctions), 12.50% PIK, 8/17/17	Transportation	€13,773	19,138	16,186
Catalina Marketing Corporation, 11.625%, 10/1/17 ♦	Grocery	$27,175	27,157	25,001
Ceridian Corp., 12.25% Cash or 13.00% PIK, 11/15/15 †	Diversified Service	55,950	55,845	51,334
Ceridian Corp., 11.25%, 11/15/15 †	Diversified Service	34,300	34,035	31,642
Clearwire Communications, 12.00%, 12/1/15 ♦ †	Telecommunications	24,843	24,289	24,595
Clearwire Communications, 14.75%, 12/1/16 ♦ †	Telecommunications	1,000	1,000	1,098
Delta Educational Systems, Inc., 14.20% (13.00% Cash / 1.20% PIK), 5/12/13	Education	19,991	19,828	20,221
Exova Limited, 10.50%, 10/15/18 ♦	Market Research	£18,000	28,823	25,524
Exova Limited, 10.50%, 10/15/18	Market Research	17,655	24,942	25,035
FoxCo Acquisition Sub LLC, 13.375%, 7/15/16 ♦	Broadcasting & Entertainment	$26,125	26,620	28,607

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2012

(in thousands)

Subordinated Debt/Corporate Notes — (continued)	Industry	Par Amount*	Cost	Fair Value(1)
Hub International Holdings, 10.25%, 6/15/15 ♦	Insurance	$36,232	$35,228	$37,410
Intelsat Bermuda Ltd., 11.25%, 2/4/17 †	Broadcasting & Entertainment	84,000	86,285	87,570
Intelsat Bermuda Ltd., 11.50% Cash or 12.50% PIK, 2/4/17 †	Broadcasting & Entertainment	20,000	19,500	20,850
inVentiv Health, Inc., 11.00%, 8/15/18	Market Research	160,000	160,000	144,000
Laureate Education, Inc., 12.75%, 8/15/17 ♦	Education	53,540	53,512	57,422
Lonestar Intermediate Super Holdings (Asurion), LLC, L+950, 9/2/19	Insurance	26,922	26,116	27,376
SeaCube Container Leasing Ltd., 11.00%, 4/28/16	Shipping	50,000	50,000	51,250
Sorenson Communications, Inc., 10.50%, 2/1/15 ♦	Consumer Services	16,500	16,303	13,695
SquareTwo Financial Corp. (Collect America, Ltd.), 11.625%, 4/1/17 ♦	Consumer Finance	40,000	39,450	39,800
SRA International, Inc., 11.00%, 10/1/19	Consulting Services	25,000	25,000	26,500
Texas Competitive Electric Holdings Company LLC, 11.50%, 10/1/20	Utilities	50,000	49,668	32,875
The ServiceMaster Company, 10.75% Cash or 11.50% PIK, 7/15/15 ♦	Diversified Service	15,731	15,967	16,596
TL Acquisitions, Inc. (Thomson Learning), 10.50%, 1/15/15 ♦	Education	120,500	101,356	94,291
Travelport LLC, 9.875%, 9/1/14 †	Business Services	19,779	18,606	12,733
Travelport LLC, L+462.5, 9/1/14 †	Business Services	13,000	10,970	7,150
Univar Inc., 12.00%, 6/30/18	Distribution	78,750	79,652	78,830
U.S. Renal Care, Inc., 13.25% (11.25% Cash / 2.00% PIK), 6/2/17	Healthcare	50,824	50,824	52,603
U.S. Security Associates Holdings, Inc., 11.00%, 7/28/18	Business Services	135,000	135,000	138,110
Varietal Distribution, 10.75%, 6/30/17	Distribution	€1,127	1,408	1,497
Varietal Distribution, 10.75%, 6/30/17	Distribution	$22,204	21,773	22,160

Total Subordinated Debt/Corporate Notes			$1,646,129	$1,554,291

TOTAL CORPORATE DEBT			$2,473,043	$2,346,101

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2012

(in thousands, except shares)

COLLATERALIZED LOAN OBLIGATIONS — 0.5%	Industry	Par Amount*	Cost	Fair Value(1)
Westbrook CLO Ltd., Series 2006-1A, L+370, 12/20/20 ♦	Asset Management	$11,000	$7,109	$7,691

TOTAL COLLATERALIZED LOAN OBLIGATIONS			$7,109	$7,691

		Shares
PREFERRED EQUITY — 2.1%
AHC Mezzanine LLC (Advanstar) **	Media	—	$1,063	$279
CA Holding, Inc. (Collect America, Ltd.) Series A **	Consumer Finance	7,961	788	1,592
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 13.50% PIK, 5/12/14	Education	12,360	25,789	26,207
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 12.50% PIK (Convertible)	Education	332,500	6,863	3,708
Varietal Distribution Holdings, LLC, 8.00% PIK	Distribution	3,097	4,514	3,141

TOTAL PREFERRED EQUITY			$39,017	$34,927

EQUITY — 6.0%
Common Equity/Interests — 5.4%
AB Capital Holdings LLC (Allied Security)	Business Services	2,000,000	$2,000	$3,040
Accelerate Parent Corp. (American Tire) **	Distribution	3,125,000	3,125	4,750
Altegrity Holding Corp.**	Diversified Service	353,399	13,797	9,063
CA Holding, Inc. (Collect America, Ltd.) Series A **	Consumer Finance	25,000	2,500	1,058
CA Holding, Inc. (Collect America, Ltd.) Series AA **	Consumer Finance	4,294	429	859
Clothesline Holdings, Inc. **	Healthcare	6,000	6,000	1,729
Explorer Coinvest LLC (Booz Allen) **	Consulting Services	430	4,300	6,810
Garden Fresh Restaurant Holding, LLC **	Retail	50,000	5,000	7,600
Gryphon Colleges Corporation (Delta Educational Systems, Inc.)**	Education	17,500	175	—
GS Prysmian Co-Invest L.P. (Prysmian Cables & Systems) (2,3) **	Industrial	—	—	208
JV Note Holdco LLC (DSI Renal Inc.)	Healthcare	9,303	85	84

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2012

(in thousands, except shares and warrants)

Common Equity/Interests — (continued)	Industry	Shares	Cost	Fair Value(1)
New Omaha Holdings Co-Invest LP (First Data) **	Financial Services	13,000,000	$65,000	$24,960
Penton Business Media Holdings, LLC **	Media	124	4,950	8,308
RC Coinvestment, LLC (Ranpak Corp.) **	Packaging	50,000	5,000	8,535
Sorenson Communications Holdings, LLC Class A **	Consumer Services	454,828	45	1,380
Univar Inc. **	Distribution	900,000	9,000	13,840
Varietal Distribution Holdings, LLC Class A **	Distribution	28,028	28	—

Total Common Equity/Interests			$121,434	$92,224

		Warrants
Warrants — 0.6%
CA Holding, Inc. (Collect America, Ltd.), Common **	Consumer Finance	7,961	$8	—
Fidji Luxco (BC) S.C.A., Common (FCI) (2) **	Electronics	48,769	491	$7,619
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Common **	Education	9,820	98	—
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class A-1 Preferred **	Education	45,947	459	947
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class B-1 Preferred **	Education	104,314	1,043	1,163

Total Warrants			$2,099	$9,729

TOTAL EQUITY			$123,533	$101,953

Total Investments in Non-Controlled/ Non-Affiliated Investments			$2,642,702	$2,490,672

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2012

(in thousands, except shares)

INVESTMENTS IN CONTROLLED INVESTMENTS — 11.1%(4)	Industry	Par Amount*	Cost	Fair Value(1)
CORPORATE DEBT — 2.3%
Subordinated Debt/Corporate Notes — 2.3%
Playpower Holdings Inc., 14.00% PIK, 12/15/15	Leisure Equipment	€16,617	$22,129	$21,576
Playpower, Inc., 12.50% PIK, 12/31/15	Leisure Equipment	£10,887	16,367	16,960

Total Subordinated Debt/Corporate Notes			$38,496	$38,536

TOTAL CORPORATE DEBT			$38,496	$38,536

		Shares
EQUITY — 8.8%
Common Equity/Interests — 8.8%
AIC Credit Opportunity Fund LLC (5)	Asset Management	—	$63,029	$56,034
Generation Brands Holdings, Inc. (Quality Home Brands) **	Consumer Products	750	—	130
Generation Brands Holdings, Inc. Series H (Quality Home Brands) **	Consumer Products	7,500	2,297	1,300
Generation Brands Holdings, Inc. Series 2L (Quality Home Brands) **	Consumer Products	44,957	11,242	7,793
LVI Parent Corp. (LVI Services, Inc.)	Environmental & Facilities Services	14,981	16,096	21,504
Playpower Holdings Inc.	Leisure Equipment	1,000	77,722	61,111

Total Common Equity/Interests			$170,386	$147,872

TOTAL EQUITY			$170,386	$147,872

Total Investments in Controlled Investments			$208,882	$186,408

Total Investments — 158.9%(6)			$2,851,584	$2,677,080
Liabilities in Excess of Other Assets — (58.9%)				(991,849)

Net Assets — 100.0%				$1,685,231

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2012

(in thousands)

(1)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2).
(2)	Denominated in Euro (€).
(3)	The Company is the sole Limited Partner in GS Prysmian Co-Invest L.P.
(4)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the fiscal year ended March 31, 2012 in these Controlled investments are as follows:

Name of Issuer	Fair Value at March 31, 2011	Gross Additions	Gross Reductions	Interest/Dividend/ Other Income	Fair Value at March 31, 2012
Playpower Holdings, Inc., 14.00% PIK	$—	$22,129	$—	$2,195	$21,576
Playpower, Inc., 12.50% PIK	—	16,366	—	1,551	16,960
AIC Credit Opportunity Fund LLC Common Equity	95,212	9,317	20,889	13,444	56,034
Generation Brands Holdings, Inc. (Quality Home Brands)Common Equity	8	—	—	—	130
Generation Brands Holdings, Inc. (Quality Home Brands) Series H Common Equity	77	—	—	—	1,300
Generation Brands Holdings, Inc. (Quality Home Brands) Series 2L Common Equity	379	—	—	—	7,793
LVI Parent Corp. Common Equity	15,892	—	—	—	21,504
Playpower Holdings Inc. Common Equity	—	77,722	—	—	61,111

	$111,568	$125,534	$20,889	$17,190	$186,408

As of March 31, 2012, the Company has a 100%, 32%, 34% and 100% equity ownership interest in AIC Credit Opportunity Fund LLC, Generation Brands Holdings, Inc., LVI Parent Corp. and Playpower Holdings Inc., respectively.

(5)	See Note 6.
(6)	Aggregate gross unrealized appreciation for federal income tax purposes is $85,025; aggregate gross unrealized depreciation for federal income tax purposes is $363,967. Net unrealized depreciation is $278,942 based on a tax cost of $2,956,022.
♦	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
*	Denominated in USD unless otherwise noted.
**	Non-income producing security
***	Non-accrual status (see Note 2d)
†	Denotes debt securities where the Company owns multiple tranches of the same broad asset type but whose security characteristics differ. Such differences may include level of subordination, call protection and pricing, differing interest rate characteristics, among other factors. Such factors are usually considered in the determination of fair values.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2012
Diversified Service	8.9%
Business Services	8.1%
Education	7.8%
Market Research	7.3%
Distribution	5.6%
Insurance	5.4%
Packaging	5.4%
Broadcasting & Entertainment	5.1%
Healthcare	4.9%
Grocery	4.8%
Telecommunications	4.0%
Leisure Equipment	3.7%
Retail	3.3%
Environmental & Facilities Services	3.2%
Asset Management	2.4%
Software	2.3%
Shipping	1.9%
Transportation	1.8%
Electronics	1.6%
Consumer Finance	1.6%
Financial Services	1.6%
Industrial	1.5%
Media	1.4%
Consulting Services	1.2%
Utilities	1.2%
Logistics	1.2%
Consumer Products	1.1%
Chemicals	0.7%
Consumer Services	0.6%
Technology	0.4%

Total Investments	100.0%

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

March 31, 2011

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON AFFILIATED INVESTMENTS — 147.9%	Industry	Par Amount*	Cost	Fair Value(1)
CORPORATE DEBT — 139.4%
BANK DEBT/SENIOR SECURED LOANS — 51.7%
1st Lien Bank Debt/Senior Secured Loans — 6.9%
Altegrity, Inc., L+600, 2/21/15	Diversified Service	$12,406	$12,187	$12,499
Armored Autogroup Inc., L+425, 11/5/16	Consumer Products	3,491	3,491	3,491
ATI Acquisition Company, L+600, 12/30/14	Education	13,306	12,884	13,839
Brickman Group Holdings, Inc., L+550, 10/14/16	Environmental & Facilities Services	14,963	14,822	15,294
Brock Holdings III, Inc., L+450, 3/16/17	Environmental & Facilities Services	5,000	4,963	5,031
Educate, Inc., L+700, 6/14/14	Education	7,908	7,908	7,868
Insight Pharmaceuticals, LLC., L+500, 2/24/17	Consumer Products	7,500	7,388	7,462
Leslie’s Poolmart, Inc., L+300, 11/21/16	Retail	5,985	5,985	6,034
Multiplan, Inc., L+325, 8/26/17	Business Services	4,808	4,808	4,826
Penton Media, Inc., L+400, 8/1/14	Media	34,917	28,590	28,486
Playpower, Inc., L+950, 6/30/12	Leisure Equipment	15,890	14,433	14,380
RBS Holding Company, LLC, L+500, 3/23/17	Business Services	16,000	15,840	15,860

Total 1st Lien Bank Debt/Senior Secured Loans			$133,299	$135,070

2nd Lien Bank Debt/Senior Secured Loans — 44.8%
AB Acquisitions UK Topco 2 Limited (Alliance Boots), GBP L+425, 7/9/16 †	Retail	£11,400	$20,193	$17,725
AB Acquisitions UK Topco 2 Limited (Alliance Boots), E+425, 7/9/16 †	Retail	€3,961	5,563	5,537
Advantage Sales & Marketing, Inc., L+775, 6/18/18	Grocery	$60,000	59,494	61,200
Allied Security Holdings, LLC., L+700, 2/2/18	Business Services	51,000	50,527	52,020
Applied Systems, Inc., L+775, 6/8/17	Software	26,500	26,244	26,853
Asurion Corporation, L+650, 7/3/15	Insurance	115,026	114,181	114,307
Brock Holdings III, Inc., L+825, 3/16/18	Environmental & Facilities Services	45,000	44,102	46,350
Clean Earth, Inc., 13.00%, 8/1/14	Environmental & Facilities Services	25,000	25,000	24,875
Datatel, Inc., L+725, 2/19/18	Education	21,000	20,896	21,341
Garden Fresh Restaurant Corp., L+975, 12/11/13	Retail	46,600	46,600	48,091
IPC Systems, Inc., L+525, 6/1/15	Telecommunications	44,250	41,635	42,038
Kronos, Inc., L+575 Cash or L+650 PIK, 6/11/15	Electronics	60,000	60,000	59,600

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2011

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON AFFILIATED INVESTMENTS — 147.9%	Industry	Par Amount*	Cost	Fair Value(1)
2nd Lien Bank Debt/Senior Secured Loans — (continued)
Ozburn-Hessey Holding Company LLC, L+850, 10/8/16	Logistics	$38,000	$37,966	$38,570
Ranpak Corp., 12/27/14 (2) †	Packaging	43,550	38,532	43,550
Ranpak Corp., 12/27/14 (3) †	Packaging	€21,970	27,767	31,178
Sedgwick Holdings, Inc., L+750, 5/26/17	Business Services	$25,000	24,657	25,250
Sheridan Holdings, Inc., L+575, 6/15/15	Healthcare	67,847	67,090	67,847
TransFirst Holdings, Inc., L+600 Cash or L+675 PIK, 6/15/15	Financial Services	37,512	36,714	35,749
Valerus Compression Services, LP, 11.50%, 3/26/18	Industrial	40,000	40,000	40,000
Vertafore, Inc., L+825, 10/29/17	Software	75,000	74,282	76,594

Total 2nd Lien Bank Debt/Senior Secured Loans			$861,443	$878,675

TOTAL BANK DEBT/SENIOR SECURED LOANS			$994,742	$1,013,745

Subordinated Debt/Corporate Notes — 87.7%
AB Acquisitions UK Topco 2 Limited (Alliance Boots), GBP L+650 (GBP L+300 Cash / 3.50% PIK), 7/9/17	Retail	£49,664	$93,048	$77,618
Altegrity Inc., 0.00%, 8/2/16 ♦ †	Diversified Service	$3,545	1,846	1,846
Altegrity Inc., 11.75%, 5/1/16 ♦ †	Diversified Service	14,639	10,390	15,737
Altegrity Inc., 12.00%, 11/1/15 ♦ †	Diversified Service	100,000	100,000	107,900
Altegrity Inc., 10.50%, 11/1/15 ♦ †	Diversified Service	13,475	12,114	14,385
American Tire Distributors, Inc., 11.50%, 6/1/18 ♦ †	Distribution	25,000	25,000	27,375
American Tire Distributors, Inc., 9.75%, 6/1/17 †	Distribution	10,000	9,887	11,000
Angelica Corporation, 15.00% (12.00% Cash / 3.00% PIK), 2/4/14	Healthcare	60,000	60,000	62,940
ATI Acquisition Company, L+1100, 12/30/15	Education	38,500	37,843	39,559
Avaya Inc., 10.125% Cash or 10.875% PIK, 11/1/15	Telecommunications	7,140	7,176	7,289
Catalina Marketing Corporation, 11.625%, 10/1/17 ♦ †	Grocery	42,175	42,404	47,974
Catalina Marketing Corporation, 10.50%, 10/1/15 ♦ †	Grocery	5,000	5,108	5,425
Ceridian Corp., 12.25% Cash or 13.00% PIK, 11/15/15 †	Diversified Service	55,950	55,792	58,608
Ceridian Corp., 11.25%, 11/15/15 †	Diversified Service	34,300	33,874	35,801
Checkout Holding Corp. (Catalina Marketing), 0.00%, 11/15/15	Grocery	40,000	24,655	26,200
Delta Educational Systems, Inc., 14.20% (13.00% Cash / 1.20% PIK), 5/12/13	Education	19,753	19,464	20,286
Dura-Line Merger Sub, Inc., 14.25%(11.25% Cash / 3.00% PIK), 9/22/14	Telecommunications	42,654	42,179	42,654
Exova Limited, 10.50%, 10/15/18	Market Research	£18,000	28,823	30,296
First Data Corporation, 12.625%, 1/15/21 †	Financial Services	$9,219	7,971	10,053
First Data Corporation, 9.875%, 9/24/15 †	Financial Services	2,061	1,843	2,112

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2011

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON AFFILIATED INVESTMENTS — 147.9%	Industry	Par Amount*	Cost	Fair Value(1)
Subordinated Debt/Corporate Notes — (continued)
First Data Corporation, 8.25%, 1/15/21 †	Financial Services	$9,219	$8,020	$9,192
FleetPride Corporation, 11.50%, 10/1/14 ♦ †	Transportation	47,500	47,500	47,737
Fox Acquisition Sub LLC, 13.375%, 7/15/16 ♦	Broadcasting & Entertainment	26,125	25,927	28,999
FPC Holdings, Inc. (FleetPride Corporation), 14.00%, 6/30/15 ♦ †	Transportation	37,846	38,670	39,170
General Nutrition Centers, Inc., 10.75%, 3/15/15 †	Retail	24,500	24,674	24,500
General Nutrition Centers, Inc., L+450 Cash or L+525 PIK, 3/15/14 †	Retail	12,275	12,270	12,275
Hub International Holdings, 10.25%, 6/15/15 ♦	Insurance	36,232	34,990	37,772
Intelsat Bermuda Ltd., 11.25%, 2/4/17	Broadcasting & Entertainment	90,000	92,060	98,415
Laureate Education, Inc., 12.00%, 8/15/17 ♦	Education	53,540	52,244	58,760
MW Industries, Inc., 14.50%(13.00% Cash / 1.50% PIK), 5/1/14	Manufacturing	62,341	61,686	62,341
N.E.W. Holdings I, LLC, L+750, 3/23/17	Consumer Services	45,111	45,227	46,464
Playpower Holdings Inc., 15.50% PIK, 12/31/12 ♦ ***	Leisure Equipment	112,831	112,831	54,176
Ranpak Holdings, Inc., 15.00% PIK, 12/27/15	Packaging	78,501	78,501	80,071
Renal Advantage Holdings, Inc., 12.00%, 6/17/17	Healthcare	32,103	31,713	32,424
Sorenson Communications, Inc., 10.50%, 2/1/15 ♦	Consumer Services	32,500	32,000	24,375
SquareTwo Financial Corp. (Collect America, Ltd.), 11.625%, 4/1/17 ♦	Consumer Finance	40,000	39,373	40,900
The ServiceMaster Company, 10.75% Cash or 11.50% PIK, 7/15/15 ♦	Diversified Service	52,173	52,751	55,640
TL Acquisitions, Inc. (Thomson Learning), 13.25%, 7/15/15♦†	Education	82,500	82,845	86,178
TL Acquisitions, Inc. (Thomson Learning), 10.50%, 1/15/15♦†	Education	22,000	20,943	22,477
Univar Inc., 12.00%, 6/30/18	Distribution	78,750	78,750	81,506
US Foodservice, 10.25%, 6/30/15 ♦	Beverage, Food & Tobacco	81,543	72,918	86,027
U.S. Renal Care, Inc., 13.25%(11.25% Cash / 2.00% PIK), 6/2/17	Healthcare	20,336	20,336	21,353
Varietal Distribution, 10.75%, 6/30/17	Distribution	€1,127	1,392	1,609
Varietal Distribution, 10.75%, 6/30/17	Distribution	$22,204	21,715	22,338

Total Subordinated Debt/Corporate Notes			$1,708,753	$1,719,757

TOTAL CORPORATE DEBT			$2,703,495	$2,733,502

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

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2011

(in thousands, except shares and warrants)

	Industry	Shares	Cost	Fair Value(1)
Common Equity/Interests — (continued)
New Omaha Holdings Co-Invest LP (First Data)**	Financial Services	13,000,000	$65,000	$20,024
Penton Business Media Holdings, LLC **	Media	124	4,950	6,049
Pro Mach Co-Investment, LLC **	Machinery	150,000	1,500	4,558
RC Coinvestment, LLC (Ranpak Corp.) **	Packaging	50,000	5,000	6,008
Sorenson Communications Holdings, LLC Class A **	Consumer Services	454,828	46	2,030
Univar Inc.	Distribution	900,000	9,000	9,400
Varietal Distribution Holdings, LLC Class A **	Distribution	28,028	28	—

Total Common Equity/Interests			$135,628	$97,480

		Warrants
Warrants — 0.4%
CA Holding, Inc. (Collect America, Ltd.), Common **	Consumer Finance	7,961	$8	$—
Fidji Luxco (BC) S.C.A., Common (FCI) (4) **	Electronics	48,769	491	5,351
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Common **	Education	9,820	98	322
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class A-1 Preferred **	Education	45,947	459	837
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class B-1 Preferred **	Education	104,314	1,043	1,901

Total Warrants			$2,099	$8,411

TOTAL EQUITY			$137,727	$105,891

Total Investments in Non-Controlled/ Non-Affiliated Investments			$2,900,378	$2,901,295

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2011

(in thousands, except shares and warrants)

INVESTMENTS IN NON-CONTROLLED/ AFFILIATED INVESTMENTS — 1.9%(6)	Industry	Par Amount*	Cost	Fair Value(1)
CORPORATE DEBT — 0.6%
Subordinated Debt/Corporate Notes – 0.6%
DSI Renal Inc., 17.00%(10.00% Cash / 7.00% PIK), 4/7/14	Healthcare	$10,686	$10,686	$10,899

TOTAL CORPORATE DEBT			$10,686	$10,899

		Shares
EQUITY — 1.3%
Common Equity/Interests — 0.9%
CDSI I Holding Company, Inc. (DSI Renal Inc.) **	Healthcare	9,303	$9,300	$18,723

Total Common Equity/Interests			$9,300	$18,723

		Warrants
Warrants — 0.4%
CDSI I Holding Company, Inc. Series A (DSI Renal Inc.) **	Healthcare	2,031	$773	$2,169
CDSI I Holding Company, Inc. Series B (DSI Renal Inc.) **	Healthcare	2,031	645	1,837
CDSI I Holding Company, Inc. (DSI Renal Inc.) ** §	Healthcare	6,093,750	1,003	3,667

Total Warrants			$2,421	$7,673

TOTAL EQUITY			$11,721	$26,396

Total Investments in Non-Controlled/Affiliated Investments			$22,407	$37,295

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2011

(in thousands, except shares)

INVESTMENTS IN CONTROLLED INVESTMENTS — 5.7%(7)	Industry	Shares	Cost	Fair Value(1)
Preferred Equity — 0.0%
Grand Prix Holdings, LLC Series A, 12.00% PIK (Innkeepers USA)***	Hotels, Motels, Inns & Gaming	2,989,431	$102,012	$—

EQUITY
Common Equity/Interests — 5.7%
AIC Credit Opportunity Fund LLC(8)	Asset Management	—	$71,740	$95,212
Generation Brands Holdings, Inc. (Quality Home Brands) **	Consumer Products	750	—	8
Generation Brands Holdings, Inc. Series H (Quality Home Brands) **	Consumer Products	7,500	2,297	77
Generation Brands Holdings, Inc. Series 2L (Quality Home Brands) **	Consumer Products	36,700	11,242	379
Grand Prix Holdings, LLC (Innkeepers USA) **	Hotels, Motels, Inns & Gaming	17,335,834	172,664	—
LVI Parent Corp. (LVI Services, Inc.)	Environmental & Facilities Services	14,981	16,096	15,892

Total Common Equity/Interests			$274,039	$111,568

TOTAL EQUITY			$274,039	$111,568

Total Investments in Controlled Investments			$376,051	$111,568

Total Investments — 155.5% (9)			$3,298,836	$3,050,158
Liabilities in Excess of Other Assets — (55.5%)				(1,089,127)

Net Assets — 100.0%				$1,961,031

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2011

(in thousands)

(1)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2).
(2)	Position is held across five US Dollar-denominated tranches with stated coupons between L+650 and L+850.
(3)	Position is held across three Euro-denominated tranches with stated coupons between E+700 and E+800.
(4)	Denominated in Euro (€).
(5)	The Company is the sole Limited Partner in GS Prysmian Co-Invest L.P.
(6)	Denotes investments in which we are an “Affiliated Person”, as defined in the Investment Company Act of 1940 (“1940 Act’), due to owning, controlling, or holding the power to vote, 5% or more of the outstanding voting securities of the investment. Transactions during the fiscal year ended March 31, 2011 in these Affiliated investments are as follows:

Name of Issuer	Fair Value at March 31, 2010	Gross Additions	Gross Reductions	Interest/Dividend Income	Fair Value at March 31, 2011
Gray Wireline Service, Inc. 1st Out	$1,000	$—	$1,000	$57	$—
Gray Wireline Service, Inc. 2nd Out	59,251	485	78,820	8,494	—
DSI Renal, Inc., 17.00%	10,057	825	—	1,745	10,899
CDSI I Holding Company, Inc. (DSI Renal) Common Equity	10,206	—	—	—	18,723
Gray Energy Services, LLC Class H Common Equity	—	—	806	—	—
CDSI I Holding Company, Inc. (DSI Renal) Series A Warrant	854	—	—	—	2,169
CDSI I Holding Company, Inc. (DSI Renal) Series B Warrant	693	—	—	—	1,837
CDSI I Holding Company, Inc. (DSI Renal) Contingent Payment Agreement	1,075	—	—	—	3,667
Gray Holdco, Inc. Warrant	—	—	2,654	—	—

	$83,136	$1,310	$83,280	$10,296	$37,295

(7)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the fiscal year ended March 31, 2011 in these Controlled investments are as follows:

Name of Issuer	Fair Value at March 31, 2010	Gross Additions	Gross Reductions	Interest/Dividend/ Other Income	Fair Value at March 31, 2011
Grand Prix Holdings, LLC (Innkeepers USA) Series A Preferred	$5,268	$—	$—	$—	$—
AIC Credit Opportunity Fund LLC Common Equity (8)	73,514	1,700	—	12,334	95,212
Generation Brands Holdings, Inc. (Quality Home Brands) Common Equity	230	—	—	—	8
Generation Brands Holdings, Inc. (Quality Home Brands) Series H Common Equity	2,297	—	—	—	77
Generation Brands Holdings, Inc. (Quality Home Brands) Series 2L Common Equity	11,242	—	—	—	379
Grand Prix Holdings, LLC (Innkeepers USA) Common Equity	—	—	—	—	—
LVI Parent Corp. Common Equity	—	16,096	—	110	15,892

	$92,551	$17,796	$—	$12,444	$111,568

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2011

(in thousands)

The Company has a 99%, 100%, 27% and 34% equity ownership interest in Grand Prix Holdings LLC, AIC Credit Opportunity Fund LLC, Generation Brands Holdings, Inc. and LVI Parent Corp., respectively.

(8)	See note 6.
(9)	Aggregate gross unrealized appreciation for federal income tax purposes is $202,082; aggregate gross unrealized depreciation for federal income tax purposes is $454,897. Net unrealized depreciation is $252,815 based on a tax cost of $3,302,973.
♦	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
*	Denominated in USD unless otherwise noted.
**	Non-income producing security
***	Non-accrual status (see note 2m)
†	Denote securities where the Company owns multiple tranches of the same broad asset type but whose security characteristics differ. Such differences may include level of subordination, call protection and pricing, differing interest rate characteristics, among other factors. Such factors are usually considered in the determination of fair values.
§	Position reflects a contingent payment agreement.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2011
Diversified Service	10.4%
Education	9.9%
Healthcare	7.5%
Retail	6.6%
Packaging	5.3%
Distribution	5.2%
Insurance	5.0%
Grocery	4.6%
Broadcasting & Entertainment	4.2%
Asset Management	4.1%
Environmental & Facilities Services	3.5%
Software	3.4%
Business Services	3.3%
Telecommunications	3.2%
Transportation	2.8%
Beverage, Food & Tobacco	2.8%
Financial Services	2.5%
Consumer Services	2.4%
Leisure Equipment	2.3%
Electronics	2.1%
Manufacturing	2.0%
Consumer Finance	1.4%
Industrial	1.3%
Logistics	1.3%
Media	1.1%
Market Research	1.0%
Consumer Products	0.4%
Consulting Services	0.2%
Machinery	0.2%
Hotels, Motels, Inns & Gaming	0.0%

Total Investments	100.0%

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

(in thousands except share and per share amounts)

Note 1. Organization

Apollo Investment Corporation (“Apollo Investment”, the “Company”, “AIC”, “we”, “us”, or “our”), a Maryland corporation organized on February 2, 2004, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”), under the Internal Revenue Code of 1986, as amended (“the Code”). Our investment objective is to generate current income and capital appreciation. We invest primarily in the form of subordinated debt, as well as by making investments in certain senior secured loans and/or equity in private middle-market companies. From time to time, we may also invest in the securities of public companies.

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

(b) Under procedures established by our board of directors, we value investments, including certain senior secured debt, subordinated debt and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations (unless they are deemed not to represent fair value). We attempt to obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker or a primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. If and when market quotations are deemed not to represent fair value, we typically utilize independent third party valuation firms to assist us in determining fair value. Accordingly, such investments go through our multi-step valuation process as described below. In each case, our independent valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations for such Level 3 categorized assets. Debt investments with remaining maturities of 60 days or less shall each be valued at cost with interest accrued or discount amortized to the date of maturity, unless such valuation, in the judgment of our investment adviser, does not represent fair value, in which case such investments shall be valued at fair value as determined in good faith by or under the direction of our board of directors. Investments that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of our board of directors. Such determination of fair values may involve subjective judgments and estimates.

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

(3) independent valuation firms are engaged by our board of directors to conduct independent appraisals by reviewing our investment adviser’s preliminary valuations and then making their own independent assessment;

(4) the audit committee of the board of directors reviews the preliminary valuation of our investment adviser and the valuation prepared by the independent valuation firm and responds to the valuation recommendation of the independent valuation firm to reflect any comments; and

(5) the board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of our investment adviser, the respective independent valuation firm and the audit committee.

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the fiscal year ended March 31, 2012, there has been no change to the Company’s valuation techniques and related inputs considered in the valuation process.

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

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”) which results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company adopted ASU 2011-04 on January 1, 2012.

(c) Gains or losses on investments are calculated by using the specific identification method.

(d) The Company records interest and dividend income, adjusted for amortization of premium and accretion of discount, on an accrual basis. Some of our loans and other investments, including certain preferred equity investments, may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends computed at the contractual rate are accrued into income and reflected as receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. At the point the Company believes PIK is not expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are reversed from the related receivable through interest or dividend income, respectively. The Company does not reverse previously capitalized PIK interest or dividends. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if the Company again believes that PIK is expected to be realized. For the fiscal year ended March 31, 2012, accrued PIK totaled $17,320, on total investment income of $357,584. Loan origination fees, original issue discount, and market discounts are capitalized and amortized into income using the interest method or straight-line, as applicable. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and other investments as interest income when we receive such amounts. Structuring fees are recorded as other income when earned. Investments that are expected to pay regularly scheduled interest and/or dividends in cash are generally placed on non-accrual status when principal or interest/dividend cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest/dividend cash payments will be collected. Such non-accrual

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

investments are restored to accrual status if past due principal and interest or dividends are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining interest or dividend obligations. Interest or dividend cash payments received on non-accrual designated investments may be recognized as income or applied to principal depending upon management’s judgment.

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

(f) Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from accounting principles generally accepted in the United States of America; accordingly, at March 31, 2012, $59,768 was reclassified on our statement of assets and liabilities between accumulated net realized loss and over-distributed net investment income and $122 was reclassified between accumulated net realized loss and paid-in capital in excess of par. Total earnings and net asset value are not affected.

(g) Dividends and distributions to common stockholders are recorded as of the record date. The amount to be paid out as a dividend is determined by the board of directors each quarter. Net realized capital gains, if any, are generally distributed or deemed distributed at least annually.

(h) In accordance with Regulation S-X, the Company generally will not consolidate its interest in any company other than in investment company subsidiaries and controlled operating companies substantially all of whose business consists of providing services to the Company. Consequently, the Company has not consolidated special purpose entities through which the special purpose entity acquired and holds investments subject to financing with third parties. At March 31, 2012, the Company did not have any subsidiaries or controlled operating companies that were consolidated. See additional information within note 6.

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

The accrual of this theoretical capital gains incentive fee assumes all unrealized capital appreciation and depreciation is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no such accrual for the fiscal years ended March 31, 2012, 2011 and 2010. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (“Advisers Act”) or Investment Advisory Agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the Investment Advisory Agreement which specifically excludes consideration of unrealized capital appreciation.

For the fiscal years ended March 31, 2012, 2011 and 2010, the Company recognized $60,321, $59,831 and $54,069, respectively, in base management fees and $39,651, $47,793 and $49,853, respectively, in performance-based incentive fees. The fees for the fiscal year ended March 31, 2012 reflect a reduction due to a prior payment of an unearned portion of the fees to the Investment Adviser of $2,783.

Apollo Investment has also entered into an Administration Agreement with the Administrator under which the Administrator provides administrative services for Apollo Investment. For providing these services, facilities and personnel, Apollo Investment reimburses the Administrator for Apollo Investment’s allocable portion of overhead and other expenses incurred by the Administrator and requested to be reimbursed in performing its obligations under the Administration Agreement, including rent and Apollo Investment’s allocable portion of its chief financial officer and chief compliance officer and their respective staffs that are requested to be reimbursed. The Administrator will also provide, on Apollo Investment’s behalf, managerial assistance to those portfolio companies to which Apollo Investment is required to provide such assistance. For the fiscal years ended March 31, 2012, 2011 and 2010 the Company recognized expenses under the Administration Agreement of $5,387, $5,529 and $4,725, respectively.

Note 4. Net Asset Value Per Share

At March 31, 2012, the Company’s total net assets and net asset value per share were $1,685,231 and $8.55, respectively. This compares to total net assets and net asset value per share at March 31, 2011 of $1,961,031 and $10.03, respectively.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

Note 5. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share, pursuant to ASC 260-10, for the years ended March 31, 2012, 2011 and 2010, respectively:

	Year Ended March 31,
	2012	2011	2010
Earnings per share — basic Numerator for increase (decrease) in net assets per share:	$(86,264)	$180,412	$263,290
Denominator for basic weighted average shares:	196,583,804	193,192,475	159,368,701
Basic earnings (loss) per share:	(0.44)	0.93	1.65

Earnings per share — diluted Numerator for increase (decrease) in net assets per share:	$(86,264)	$180,412	$263,290
Adjustment for interest on convertible notes and for incentive fees, net	10,302	1,883	—

Numerator for increase (decrease) in net assets per share, as adjusted	$(75,962)	$182,295	$263,290
Denominator for weighted average shares, as adjusted for dilutive effect of convertible notes:	211,131,904	195,823,090	159,368,701
Diluted earnings (loss) per share:	(0.44)*	0.93	1.65

*	In applying the if-converted method, conversion shall not be assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. For the fiscal year ended March 31, 2012, anti-dilution would total $0.08.

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

In the first of these investments, in June 2008 we invested through AIC Holdco $39,500 in AIC (FDC) Holdings LLC (“Apollo FDC”). Apollo FDC used the proceeds to purchase a Junior Profit-Participating Note due 2013 in principal amount of $39,500 (the “Junior Note”) issued by Apollo I Trust (the “Trust”). The Trust also issued a Senior Floating Rate Note due 2013 (the “Senior Note”) to an unaffiliated third party (“FDC Counterparty”) in principal amount of $39,500 paying interest at Libor plus 1.50%, increasing over time to Libor plus 2.0%. The Trust used the aggregate $79,000 proceeds to acquire $100,000 face value of a senior subordinated loan of First Data Corporation (the “FDC Loan”) due 2016. The FDC Loan pays interest at 11.25% per year. The Junior Note of the Trust owned by Apollo FDC pays to Apollo FDC all of the interest and other proceeds received by the Trust on the FDC Loan after satisfying the Trust’s obligations on the Senior Note. The holder of the Senior Note has no recourse to Apollo FDC, AIC Holdco or us with respect to any interest on, or principal of, the Senior Note. However, if the value of the FDC Loan held by the Trust declines sufficiently, the investment would be unwound unless Apollo FDC posts additional collateral for the benefit of the Senior Note. Consequently, the maximum exposure on this investment is the amount of our investment in the Junior Note and any additional collateral we determine to post. During the fiscal year ended March 31, 2012, we sold $47,145 face value of the FDC Loan. As a result of this transaction, as of March 31, 2012, the FDC Loan balance is $52,855, the Junior Note balance is $21,472 and the Senior Note balance is $20,283.

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

The Senior Note, TRS and Acquisition Loan are non-recourse to AIC Holdco, its subsidiaries and us and have standard events of default including failure to pay contractual amounts when due and failure by each of the underlying Apollo special purpose entities to provide additional credit support, sell assets or prepay a portion of its obligations if the value of the FDC Term Loan, the TXU Term Loan or the Boots Term Loans, as applicable, declines below specified levels. We may unwind any of these transactions at any time without penalty. From time to time we may provide additional capital to AIC Holdco for purposes of reserving for or funding margin calls under one or more of the transactions described above among other reasons. During the fiscal year ended March 31, 2009, we provided $18,480 in additional net capital to AIC Holdco. During the fiscal year ended March 31, 2010, $9,336 of net capital was returned to us from AIC Holdco. During the fiscal year ended March 31, 2011, $1,700 of net capital was provided to AIC Holdco. During the fiscal year ended March 31, 2012, $8,712 of net capital was returned to us from AIC Holdco. The Junior Note, TRS and Boots Term Loans were performing assets as of the date of these financial statements.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

Below is summarized financial information for AIC Holdco for the fiscal years ended March 31, 2012 and March 31, 2011 (all dollar amounts in thousands).

	March 31, 2012	March 31, 2011
Assets
Cash	$15	$—
Apollo FDC(1)	27,947	60,458
Apollo TXU(2)	26,066	16,749
Apollo Boots(3)	47,999	52,084
Other Assets	2,886	5,141

Total Assets	$104,913	$134,432

Liabilities
Apollo FDC(4)	$—	$—
Apollo TXU(5)	16,045	2,919
Apollo Boots(6)	29,948	31,181
Other Liabilities	2,886	5,120

Total Liabilities	$48,879	$39,220

Net Assets
Apollo FDC	$27,947	$60,458
Apollo TXU	10,021	13,830
Apollo Boots	18,051	20,903
Other	15	21

Total Net Assets	$56,034	$95,212

	Fiscal Year End March 31, 2012	Fiscal Year End March 31, 2011
Net Operating Income (Loss)
Apollo FDC(7)	$9,412	$10,286
Apollo TXU(7)	2,809	1,154
Apollo Boots(7)	1,243	939
Other	(26)	(24)

Total Operating Income	$13,438	$12,355

Net Realized Gain
Apollo FDC	$2,862	$—

Net Change in Unrealized Gain (Loss)
Apollo FDC	$(14,484)	$16,208
Apollo TXU	(13,126)	2,909
Apollo Boots	(2,852)	2,560

Total Net Change in Unrealized Gain (Loss)	$(30,462)	$21,677

Net Income (Loss)(8)
Apollo FDC	$(2,210)	$26,494
Apollo TXU	(10,317)	4,063
Apollo Boots	(1,609)	3,499
Other	(26)	(24)

Total Net Income (Loss)	$(14,162)	$34,032

(1)	Represents fair value of the Junior Note held by Apollo FDC. Cost: $21,472 and $39,500, respectively.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

(2)	Represents fair value of collateral posted in relation to the TRS held by Apollo TXU. Cost: $26,066 and $16,749, respectively.
(3)	Represents fair value of the Boots Term Loans held by Apollo Boots. Cost: $50,109 and $50,109, respectively.
(4)	Apollo FDC’s interest is subject to a senior note of a separate entity of $20,283 and $39,500, respectively; However, Apollo FDC has no liability for such senior note.
(5)	Represents liability on the TRS held by Apollo TXU.
(6)	Represents liability of Apollo Boots on the Acquisition Loan.
(7)	In the case of Apollo FDC, net operating income consists of interest income on the Junior Note less interest paid on the senior note together with immaterial administrative expenses. In the case of Apollo TXU, net operating income consists of net payments from (to) the swap counterparty of Apollo TXU’s obligation to pay interest and its right to receive the proceeds in respect of the reference asset, together with immaterial administrative expenses. In the case of AIC Boots, net operating income consists of interest income on the Boots Term Loans, less interest payments on the Acquisition Loan together with immaterial administrative expenses. There are no management or incentive fees.
(8)	Net income is the sum of operating income, realized gain (loss) and net change in unrealized gain (loss).

Investments for the Company

Investments consisted of the following as of March 31, 2012 and March 31, 2011.

	March 31, 2012		March 31, 2011
	Cost	Fair Value	Cost	Fair Value
Bank Debt/Senior Secured Loans	$826,914	$791,810	$994,742	$1,013,745
Subordinated Debt/Corporate Notes	1,684,625	1,592,827	1,719,439	1,730,656
Collateralized Loan Obligations	7,109	7,691	24,739	28,770
Preferred Equity	39,017	34,927	136,429	33,132
Common Equity/Interests	291,820	240,096	418,967	227,771
Warrants	2,099	9,729	4,520	16,084

Total Investments	$2,851,584	$2,677,080	$3,298,836	$3,050,158

At March 31, 2012, our investments were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurement at Reporting Date Using:
Description	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Bank Debt/Senior Secured Loans	$791,810	$—	$—	$791,810
Subordinated Debt/Corporate Notes	1,592,827	—	—	1,592,827
Collateralized Loan Obligations	7,691	—	—	7,691
Preferred Equity	34,927	—	—	34,927
Common Equity/Interests	240,096	—	—	240,096
Warrants	9,729	—	—	9,729

Total Investments	$2,677,080	$—	$—	$2,677,080

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

At March 31, 2011, our investments were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurement at Reporting Date Using:
Description	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Bank Debt/Senior Secured Loans	$1,013,745	$—	$—	$1,013,745
Subordinated Debt/Corporate Notes	1,730,656	—	—	1,730,656
Collateralized Loan Obligations	28,770	—	—	28,770
Preferred Equity	33,132	—	—	33,132
Common Equity/Interests	227,771	—	—	227,771
Warrants	16,084	—	—	16,084

Total Investments	$3,050,158	$—	$—	$3,050,158

The following chart shows the components of change in our investments categorized as Level 3, for the fiscal year ended March 31, 2012.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)*
	Bank Debt / Senior Secured Loans	Subordinated Debt/Corporate Notes	Collateralized Loan Obligations	Preferred Equity	Common Equity/Interests	Warrants	Total
Beginning Balance, March 31, 2011	$1,013,745	$1,730,656	$28,770	$33,132	$227,771	$16,084	$3,050,158
Total realized gains or losses included in earnings	3,296	(88,271)	—	(102,012)	(161,071)	7,198	(340,860)
Total unrealized gains or losses included in earnings	(54,105)	(102,966)	(3,439)	99,207	139,469	(3,933)	74,233
Purchases, including capitalized PIK(1)	460,507	998,111	1,113	4,600	87,125	—	1,551,456
Sales	(631,633)	(944,703)	(18,753)	—	(53,198)	(9,620)	(1,657,907)
Transfer in and/or out of Level 3(2)	—	—	—	—	—	—	—

Ending Balance, March 31, 2012	$791,810	$1,592,827	$7,691	$34,927	$240,096	$9,729	$2,677,080

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations.	$(44,272)	$(140,846)	$(925)	$(2,805)	$(28,485)	$1,319	$(216,014)

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

(1)	Includes accretion of discount and amortization of premiums of approximately $3,764, $13,735, $1,114, $194, $0, $0 and $18,807, respectively.
(2)	There were also no transfers into or out of Level 1 or Level 2 fair value measurements during the period shown.
*	Pursuant to fair value measurement and disclosure guidance, the Company currently categories investments by class as shown above.

PIK activity for the fiscal year ended March 31, 2012:

Fiscal Year End March 31, 2012
PIK investment balance at beginning of period	$165,651
Gross PIK income capitalized	14,915
Adjustments due to investment exits	(87,687)
PIK income received in cash	(59,916)

PIK investment balance at end of period	$32,963

The following chart shows the components of change in our investments categorized as Level 3, for the fiscal year ended March 31, 2011.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)*
	Bank Debt / Senior Secured Loans	Subordinated Debt/Corporate Notes	Collateralized Loan Obligations	Preferred Equity	Common Equity/Interests	Warrants	Total
Beginning Balance, March 31, 2010	$843,098	$1,659,504	$25,866	$33,868	$281,009	$10,235	$2,853,580
Total realized gains or losses included in earnings	(2,564)	(169,042)	56	—	(7,669)	2,654	(176,565)
Total unrealized gains or losses included in earnings	46,679	123,971	2,621	(5,466)	(33,450)	5,849	140,204
Purchases, including capitalized PIK(1)	601,753	501,249	442	4,730	43,718	—	1,151,892
Sales	(475,221)	(385,026)	(215)	—	(831)	(2,654)	(863,947)
Transfer in and/or out of Level 3(2)	—	—	—	—	(55,006)	—	(55,006)

Ending Balance, March 31, 2011	$1,013,745	$1,730,656	$28,770	$33,132	$227,771	$16,084	$3,050,158

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations.	$42,866	$1,757	$2,637	$(5,466)	$(8,754)	$5,849	$38,889

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

(1)	Includes accretion of discount and amortization of premiums of approximately $6,957, $33,842, $442, $192, $0, $0 and $41,433, respectively.
(2)	MEG Energy Corp. common stock was transferred from Level 3 to Level 1 due to its initial public offering. There were no other transfers into or out of Level 1, Level 2 or Level 3 during the period shown.
*	Pursuant to fair value measurement and disclosure guidance, the Company currently categories investments by class as shown above.

The following table provides quantitative information about our Level 3 fair value measurements of our investments as of March 31, 2012. In addition to the techniques and inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements.

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of March 31, 2012	Valuation Techniques/ Methodologies	Unobservable Input	Range (Weighted Average)

Corporate Debt & Collateralized Loan Obligations	$1,517,432	Broker quoted	Bid-Ask Spread	NA

Corporate Debt & Collateralized Loan Obligations	$871,296	Market Rate Approach	Market Interest Rate	7.7% - 16.5% (11.6%)

Equity(1,2)	$232,111	Market Comparable Companies	EBITDA Multiples	4.0x – 15.2x (8.5x)

(1)	Includes $3,600 of certain non-performing debt investments that are valued using equity valuation techniques.
(2)	Excludes $56,241 of equity securities that are valued on the basis of the net asset value of their underlying holdings.

The significant unobservable inputs used in the fair value measurement of the Company’s debt and equity securities are earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples and market interest rates. The Company uses EBITDA multiples on its equity securities to determine any credit gains or losses. Significant increases or decreases in either of these inputs in isolation would result in a significantly lower or higher fair value measurement. The Company uses market interest rates for debt securities to determine if the effective yield on a debt security is commensurate with the market yields for that type of debt security. If a debt security’s effective yield is significantly less than the market yield for a similar debt security with a similar credit profile, then the resulting fair value of the debt security may be lower.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

Note 7. Foreign Currency Transactions and Translations

At March 31, 2012, the Company had outstanding non-US borrowings on its multicurrency revolving credit facility denominated in euros and pounds sterling. Unrealized appreciation or depreciation on these outstanding borrowings is indicated in the table below:

Foreign Currency	Local Currency	Original Borrowing Cost	Current Value	Reset Date	Unrealized Appreciation (Depreciation)
British Pound	£3,000	$4,791	$4,793	04/10/2012	$(2)
Euro	€5,500	7,976	7,324	04/23/2012	652
British Pound	£13,500	21,485	21,570	04/23/2012	(85)
Euro	€63,218	86,951	84,187	04/30/2012	2,764
British Pound	£63,500	101,968	101,753	04/30/2012	215

		$223,171	$219,627		$3,544

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

Note 8. Expense Offset Arrangement

The Company benefits from an expense offset arrangement with JPMorgan Chase Bank, N.A. (“custodian bank”) whereby the Company earns credits on any uninvested US dollar cash balances held by the custodian bank. These credits are applied by the custodian bank as a reduction of the monthly custody fees charged to the Company. The total amount of credits earned during the years ended March 31, 2012, 2011, and 2010 are $0, $0, and $0, respectively.

Note 9. Cash Equivalents

There were $0 and $0 of cash equivalents held at March 31, 2012 and March 31, 2011, respectively.

Note 10. Repurchase Agreements

The Company may enter into repurchase agreements as part of its investment program. The Company’s custodian takes possession of collateral pledged by the counterparty. The collateral is marked-to-market daily to ensure that the value, plus accrued interest, is at least equal to the repurchase price. In the event of default of the

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

obligor to repurchase, the Company has the right to liquidate the collateral and apply the proceeds in satisfaction of the obligation. Under certain circumstances, in the event of default or bankruptcy by the counterparty to the agreement, realization and/or retention of the collateral or proceeds may be subject to legal proceedings. There were no repurchase agreements outstanding at March 31, 2012 or March 31, 2011.

Note 11. Financial Highlights

The following is a schedule of financial highlights for the years ended March 31, 2012, 2011, 2010, 2009, and 2008:

	Fiscal Year Ended March 31,
	2012	2011	2010	2009	2008
Per Share Data:
Net asset value, beginning of period	$10.03	$10.06	$9.82	$15.83	$17.87

Net investment income	0.88	0.99	1.26	1.48	1.82
Net realized and unrealized gain (loss)	(1.32)	(0.05)	0.45	(5.74)	(1.90)

Net increase (decrease) in net assets resulting from operations	(0.44)	0.94	1.71	(4.26)	(0.08)
Dividends to stockholders(1)	(1.04)	(1.13)	(1.14)	(1.86)	(2.06)
Effect of anti-dilution (dilution)	— *	0.16	(0.33)	0.11	0.10
Offering costs	— *	— *	— *	— *	— *

Net asset value at end of period	$8.55	$10.03	$10.06	$9.82	$15.83

Per share market value at end of period	$7.17	$12.07	$12.73	$3.48	$15.83

Total return(2)	(32.4)%	5.1%	313.0%	(73.90)%	(17.50)%

Shares outstanding at end of period	197,043,398	195,501,549	176,213,918	142,221,335	119,893,835

Ratio/Supplemental Data:
Net assets at end of period (in millions)	$1,685.2	$1,961.0	$1,772.8	$1,396.1	$1,897.9

Ratio of net investment income to average net assets	9.77%	10.19%	12.36%	10.71%	9.85%

Ratio of operating expenses to average net assets**	6.70%	6.37%	7.21%	6.35%	4.92%
Ratio of interest and other debt expenses to average net assets	3.76%	2.56%	1.52%	2.54%	2.73%

Ratio of total expenses to average net assets**	10.46%	8.93%	8.73%	8.89%	7.65%

Average debt outstanding	$1,213,943	$1,072,646	$1,041,084	$1,193,809	$882,775

Average debt per share	$6.18	$5.55	$6.53	$8.56	$7.88

Portfolio turnover ratio	50.6%	33.6%	17.2%	11.2%	24.2%

(1)	Dividends and distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. Per share amounts reflect total dividends paid divided by average shares for the respective periods.

(2)	Total return is based on the change in market price per share during the respective periods. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.
*	Represents less than one cent per average share.
**	The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is 6.70% and 10.46%, respectively, at March 31, 2012, inclusive of the expense offset arrangement (see Note 8). At March 31, 2011, the ratios were 6.37% and 8.93%, respectively. At March 31, 2010, the ratios were 7.21% and 8.73%, respectively. At March 31, 2009, the ratios were 6.33% and 8.87%, respectively. At March 31, 2008, the ratios were 4.91% and 7.64%, respectively.

Information about our senior securities is shown in the following table as of each year ended March 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2012	$539,337	$1,427	$—	N/A
Fiscal 2011	628,443	1,707	—	N/A
Fiscal 2010	1,060,616	2,671	—	N/A
Fiscal 2009	1,057,601	2,320	—	N/A
Fiscal 2008	1,639,122	2,158	—	N/A
Fiscal 2007	492,312	4,757	—	N/A
Fiscal 2006	323,852	4,798	—	N/A
Fiscal 2005	—	—	—	N/A

Senior Secured Notes
Fiscal 2012	$270,000	$714	$—	N/A
Fiscal 2011	225,000	611	—	N/A
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
Fiscal 2005	—	—	—	N/A

Unsecured Notes
Fiscal 2012	$200,000	$529	$—	N/A
Fiscal 2011	200,000	544	—	N/A
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
Fiscal 2005	—	—	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
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

Note 12. Debt

Revolving Credit Facility

At March 31, 2012, under the terms of our senior secured multi-currency revolving credit facility maturing on April 12, 2013 (the “Facility”), certain lenders have agreed to extend credit to Apollo Investment in an aggregate principal or face amount not exceeding $1,253,750 at any one time outstanding. The Facility permits Apollo Investment to seek additional commitments from new and existing lenders in the future, up to an aggregate Facility size not to exceed $2,000,000. The Facility is secured by substantially all of the assets in Apollo Investment’s portfolio, including cash and cash equivalents. Pricing with respect to the commitments is 300 basis points over LIBOR. The Facility contains affirmative and restrictive covenants, including: (a) periodic financial reporting requirements, (b) maintaining minimum stockholders’ equity of the greater of (i) 40% of the total assets of Apollo Investment and its consolidated subsidiaries as at the last day of any fiscal quarter and (ii) the sum of (A) $725,000 plus (B) 25% of the net proceeds from the sale of equity interests in Apollo Investment after the closing date of the Facility, (c) maintaining a ratio of total assets, less total liabilities (other than indebtedness) to total indebtedness, in each case of Apollo Investment and its consolidated subsidiaries, of not less than 2.0:1.0, (d) maintaining minimum liquidity, (e) limitations on the incurrence of additional indebtedness, including a requirement to meet a certain minimum liquidity threshold before Apollo Investment can incur such additional debt, (f) limitations on liens, (g) limitations on investments (other than in the ordinary course of Apollo Investment’s business), (h) limitations on mergers and disposition of assets (other than in the normal course of Apollo Investment’s business activities), (i) limitations on the creation or existence of agreements that permit liens on properties of Apollo Investment’s consolidated subsidiaries and (j) limitations on the repurchase or redemption of certain unsecured debt and debt securities. In addition to the asset coverage ratio described in clause (c) of the preceding sentence, borrowings under the Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in Apollo Investment’s portfolio. The remaining capacity under the Facility was $714,413 at March 31, 2012.

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

The average outstanding debt balance was $1,213,943 and $1,072,646 for the fiscal years ended March 31, 2012 and 2011, respectively. The weighted average annual interest cost for the fiscal year ended March 31, 2012 was 4.42%, exclusive of 1.03% for commitment fees and for other prepaid expenses related to establishing debt. The weighted average annual interest cost for the fiscal year ended March 31, 2011 was 3.43%, exclusive of 1.05% for commitment fees and for other prepaid expenses related to establishing debt. This weighted average annual interest cost reflects the average interest cost for all debt. The maximum amount of debt outstanding during the fiscal years ended March 31, 2012 and 2011 was $1,429,163 and $1,235,464, respectively, at value. As of March 31, 2012, the Company is in compliance with all debt covenants.

On August 11, 2011, the Company adopted a plan for the purpose of repurchasing up to $200 million of its common stock in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The Company’s plan was designed to allow it to repurchase its shares both during its open window periods and at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. A broker selected by the Company will have the authority under the terms and limitations specified in the plan to repurchase shares on the Company’s behalf in

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

accordance with the terms of the plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plan. While the portion of the plan reliant on Rule 10b-18 remains in effect, the portion reliant on Rule 10b5-1 is subject to periodic renewal and is not currently in effect. As of March 31, 2012, no shares have been repurchased.

Note 13(a). Income Tax Information and Distributions to Stockholders

The tax character of dividends for the fiscal year ended March 31, 2012 was as follows:

Ordinary income	$204,427

As of March 31, 2012, the components of accumulated losses on a tax basis were as follows(1):

Distributable ordinary income	$906
Capital loss carryforward	(648,651	)(2,3)
Other book/tax temporary differences	(287,148)
Unrealized depreciation	(266,400)

Total accumulated losses	$(1,201,293)

As of March 31, 2012, we had a post-October capital loss deferral of $247,738.

(1)	Tax information for the fiscal year ended March 31, 2012 is an estimate and will not be finally determined until the Company files its 2011 tax return in December 2012.
(2)	On March 31, 2012, the Company had net capital loss carryforwards of $37,323, $199,331 and $411,998 which expire in 2017, 2018 and 2019, respectively. These amounts will be available to offset like amounts of any future taxable gains. It is unlikely that capital gains distributions will be paid to shareholders of the Company until net gains have been realized in excess of such capital loss carryforward or the carryforward expires.
(3)	On December 22, 2010, the Regulated Investment Company Modernization Act of 2010 (the “Act”) was enacted which changed various technical rules governing the tax treatment of regulated investment companies. The changes are generally effective for taxable years beginning after the date of enactment. Under the Act, the fund will be permitted to carry forward capital losses incurred in taxable years beginning after the date of enactment for an unlimited period. However, any losses incurred during those future taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital losses that are carried forward will retain their character as either short-term or long-term losses rather than being considered all short-term as under previous law.

The tax character of dividends for the fiscal year ended March 31, 2011 was as follows:

Ordinary income	$218,079

As of March 31, 2011, the components of accumulated losses on a tax basis were as follows:

Distributable ordinary income	$87,648
Capital loss carryforward	(670,511	)(1)
Other book/tax temporary differences	(70,333)
Unrealized depreciation	(257,528)

Total accumulated losses	$(910,724)

As of March 31, 2011, we had a post-October capital and foreign currency loss deferral of $5,855 and $9,720, respectively.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

(1)	On March 31, 2011, the Company had net capital loss carryforwards of $59,182, $199,331 and $411,998 which expire in 2017, 2018 and 2019, respectively. These amounts will be available to offset like amounts of any future taxable gains. It is unlikely that capital gains distributions will be paid to shareholders of the Company until net gains have been realized in excess of such capital loss carryforward or the carryforward expires.

Note 13(b). Other Tax Information

The percentage of ordinary income distributions paid during the fiscal year ended March 31, 2012 eligible for qualified dividend income treatment is 2.97%. The percentage of ordinary income distributions paid during the fiscal year ended March 31, 2012 eligible for the 70% dividends received deduction for corporate stockholders is 2.97%.

The percentage of ordinary income distributions paid during the fiscal year ended March 31, 2011 eligible for qualified dividend income treatment is 4.18%. The percentage of ordinary income distributions paid during the fiscal year ended March 31, 2011 eligible for the 70% dividends received deduction for corporate stockholders is 4.18%.

Note 14. Selected Quarterly Financial Data (unaudited)

Quarter Ended	Investment Income		Net Investment Income		Net Realized And Unrealized Gain (Loss) on Assets		Net Increase (Decrease) In Net Assets From Operations
	Total	Per Share	Total	Per Share	Total	Per Share	Total		Per Share
March 31, 2012	85,196	0.43	41,010	0.21	76,223	0.39	117,233	(1)	0.60	(1)
December 31, 2011	83,815	0.43	38,538	0.20	25,159	0.13	63,697	(2)	0.32	(2)
September 30, 2011	93,981	0.48	45,532	0.23	(312,782)	(1.59)	(267,250	)(3)	1.36	)(3)
June 30, 2011	94,592	0.48	47,662	0.24	(47,606)	(0.24)	56	(4)	0.00	(4)

March 31, 2011	94,715	0.48	50,037	0.26	62,014	0.32	112,052	(5)	0.57	(5)
December 31, 2010	94,318	0.48	50,126	0.26	34,378	0.18	84,504		0.43
September 30, 2010	91,499	0.47	50,182	0.26	17,984	0.09	68,166		0.35
June 30, 2010	78,248	0.42	40,827	0.22	(125,137)	(0.67)	(84,310)		(0.45)

March 31, 2010	87,657	0.50	48,532	0.28	(58,396)	(0.33)	(9,864)		(0.06)
December 31, 2009	85,617	0.51	50,158	0.30	29,365	0.18	79,523		0.48
September 30, 2009	84,403	0.55	51,391	0.34	57,766	0.38	109,157		0.71
June 30, 2009	82,561	0.58	49,330	0.35	35,144	0.25	84,474		0.59

(1)	Net Increase (Decrease) in Net Assets from Operations is shown on a basic, non-diluted basis. On a diluted basis, the total and per share amounts would be 119,806 and 0.57, respectively.
(2)	Net Increase (Decrease) in Net Assets from Operations is shown on a basic, non-diluted basis. On a diluted basis, the total and per share amounts would be 66,274 and 0.31, respectively.
(3)	Net Increase (Decrease) in Net Assets from Operations is shown on a basic, non-diluted basis. On a diluted basis, the total and per share amounts would be (264,673) and (1.36), respectively.
(4)	Net Increase (Decrease) in Net Assets from Operations is shown on a basic, non-diluted basis. On a diluted basis, the total and per share amounts would be 2,631 and 0.00, respectively.
(5)	Net Increase (Decrease) in Net Assets from Operations is shown on a basic, non-diluted basis. On a diluted basis, the total and per share amounts would be 113,935 and 0.55, respectively.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

Note 15. Commitments and Contingencies

As of March 31, 2012, AIC had two outstanding commitments with two banks to purchase unsecured bridge loans in the aggregate amount of $80,000. AIC’s commitments were subject to the consummation of the underlying corporate transactions and conditional upon receipt of all necessary shareholder, regulatory and other applicable approvals. Subsequent to March 31, 2012, such unsecured bridge loan commitments were extinguished with the permanent placement of high yield securities.

The Company also has a commitment to fund a revolving senior loan in the amount of $5,500. As of March 31, 2012, $3,300 of this revolving senior loan remained unfunded.

Note 16. Subsequent Events

On April 2, 2012, the Company announced that a subsidiary of Apollo Global Management, LLC has purchased approximately $50,000, or approximately 5,900,000 newly issued shares, of Apollo Investment Corporation’s common stock, at an estimated NAV of $8.45 per share. The final number of shares issued is 5,847,953, based on the NAV as of March 31, 2012 of $8.55 per share. AIC’s Investment Advisor, Apollo Investment Management, L.P., or “AIM”, is waiving the base management and incentive fees associated with this equity capital for a one year period.

On April 4, 2012, the Company made a $40.4 million equity investment in a newly launched senior loan fund being managed by an affiliate of Madison Capital Funding LLC (“Madison Capital”). The loan vehicle purchased from Madison Capital an existing pool of senior secured loans to middle market companies in the United States with approximately $250 million of combined face value. These loans were originated by Madison Capital between April 2011 and March 2012.

On May 23, 2012, the Company amended and restated its senior secured, multi-currency, revolving credit facility (the “Amended & Restated Facility”). The Amended & Restated Facility extends the lenders’ commitments totaling approximately $1,140,000 through May, 2015, and allows the Company to seek additional commitments from new and existing lenders in the future, up to an aggregate facility size not to exceed $1,710,000. The final maturity date of the Amended & Restated Facility is May 23, 2016. Commencing June 23, 2015, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the Amended & Restated Facility as of May 23, 2015. Pricing for Alternate Base Rate (ABR) borrowings will be 125 basis points over the applicable Prime Rate and pricing for eurocurrency borrowings will be 225 basis points over the LIBO Rate. Terms used in the foregoing sentence have the meanings set forth in the Amended & Restated Facility.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2012 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting, which appears on page 50 of this Form 10-K, is incorporated by reference herein.

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

(d) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financing reporting that occurred during the fourth fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

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

Directors

Information regarding the board of directors is as follows:

Name	Age	Position	Director Since	Expiration of Term
Interested Directors

John J. Hannan	59	Chairman of the Board	2004	2012

James C. Zelter	49	Chief Executive Officer, Interim President & Director	2008	2012

Independent Directors

Ashok N. Bakhru	70	Director	2008	2012

Jeanette Loeb	58	Director	2011	2014

Frank C. Puleo	66	Director	2008	2014

Carl Spielvogel	83	Director	2004	2014

Elliot Stein, Jr.	63	Director	2004	2013

Bradley J. Wechsler	60	Director	2004	2013

The address for each director is c/o Apollo Investment Corporation, 9 West 57th Street, New York, NY 10019.

Executive officers who are not directors

Information regarding our executive officers who are not directors is as follows:

Name	Age	Position
Gene Donnelly	54	Interim Chief Financial Officer and Treasurer

John J. Suydam	52	Vice President and Chief Legal Officer

Cindy Z. Michel	38	Vice President and Chief Compliance Officer

Joseph D. Glatt	38	Vice President and Secretary

Eileen M. Patrick	44	Executive Vice President of Corporate Strategy

The address for each executive officer is c/o Apollo Investment Corporation, 9 West 57th Street, New York, NY 10019.

Biographical information

Directors

Our directors have been divided into two groups — independent directors and interested directors. Interested directors are interested persons as defined in the 1940 Act.

Independent Directors

Ashok N. Bakhru (70) Director. Mr. Bakhru became a Director of Apollo Investment Corporation on October 16, 2008. Mr. Bakhru currently serves as the Chairman of the Board of the Goldman Sachs Group of Mutual Funds. Mr. Bakhru served as the Chairman of GS Hedge Fund Partners Registered Fund LLC from 2004 to 2009 and Chairman of GS Hedge Fund Partners Registered Master Fund LLC from 2005 to 2009. Previously Mr. Bakhru was the Chief Financial Officer and Chief Administrative Officer of Coty Inc. in New York City. Prior to that he served at Scott Paper Company in Philadelphia, where he held several senior management positions including Senior Vice President and Chief Financial Officer roles. Mr. Bakhru also serves on the Board of Governors of the Investment Company Institute, the Governing Council of the Independent Directors Council, Mutual Fund Directors Forum and the Advisory Board of BoardIQ, an investment publication. He has been actively involved with Cornell University, having served on its Council and Administrative Board over the past several years.

Jeanette Loeb (58) Director. Ms. Loeb currently serves as a Director of PetCareRx, and is a former Chairman and CEO of the company a leading e-commerce pet pharmacy that sells pet medications, supplies and food directly to the consumer. Ms. Loeb joined PetCareRx, Inc. in 2001. From 1977 until 1994, Ms. Loeb was an investment banker at Goldman Sachs, where she served as the head of the Structured Finance Department in the US. Ms. Loeb was named the first woman partner of Goldman Sachs in 1986 and served as a partner from 1986 - 1994. Ms. Loeb received an MBA from Harvard Business School and graduated Phi Beta Kappa from Wellesley College with a BA in economics. She currently serves on the board and the finance committee of New York City Center, the board and audit committee of the United Nations Development Corporation and has previously been a member of the board of the Collegiate School, the Treasurer and a board member of the Society of Memorial Sloan Kettering and a founding member of the Wellesley Business Leadership Council.

Frank C. Puleo (66) Director. Mr. Puleo became a Director of Apollo Investment Corporation on February 4, 2008. Mr. Puleo currently serves as a Director of CIFC Deerfield Corp., a credit asset manager, CMET Finance Holdings Inc., a company that finances securities inventory for customers and dealers and licenses trade processing software, SLM Corp., a student loan company, and Syncora Capital Assurance, Inc., a monoline financial guaranty and insurance company. Previously Mr. Puleo was a partner at Milbank, Tweed, Hadley & McCloy LLP where he advised clients on structured finance transactions, bank and bank holding company regulatory and securities law matters. Mr. Puleo became a partner of Milbank, Tweed, Hadley & McCloy LLP in 1978 and Co-Chair of the firm’s Global Finance Group in 1995 until retiring at the end of 2006. He was a member of the firm’s Executive Committee from 1982 to 1991 and from 1996 to 2002. Mr. Puleo served as a Lecturer at Columbia University School of Law from 1997 to 2001.

Carl Spielvogel (83) Director. Ambassador Spielvogel became a Director of Apollo Investment Corporation in March 2004. Ambassador Spielvogel was and is currently Chairman and Chief Executive Officer of Carl Spielvogel Associates, Inc., an international management and counseling company, from 1997 to 2000, and from 2001 to present. From 2000-2001, Ambassador Spielvogel served as U.S. Ambassador to the Slovak Republic, based in Bratislava, Slovakia. He served as a Director of Interactive Data Corporation, Inc. from 1996 to 2009, and as a member of its Audit Committee and Chairman of the Independent Shareholders Committee. From 1994 to 1997, Ambassador Spielvogel was Chairman and Chief Executive Officer of the United Auto Group, Inc., one of the first publicly-owned auto dealership groups. Earlier, Ambassador Spielvogel was Chairman and Chief Executive Officer of Backer Spielvogel Bates Worldwide, a global marketing communications company from 1985 to 1994. Ambassador Spielvogel is a trustee of the Metropolitan Museum of Art; a member of the Board of Trustees and Chairman of the Business Council of the Asia Society; a member of the Board of Trustees of

Lincoln Center for the Performing Arts; a member of the Council on Foreign Relations; a member of the Executive Committee of the Council of American Ambassadors’; a Trustee and member of the Executive Committee of the State University of New York, and a former Fellow of the Kennedy School of Government at Harvard University. Before becoming an Ambassador, he was a Governor of the United States Government Board of Broadcasting.

Elliot Stein, Jr. (63) Director. Mr. Stein became a Director of Apollo Investment Corporation in March 2004 and currently serves as Lead Independent Director. Since 2011 Mr. Stein has also been a director of Global Cornerstone Holdings Limited, Bizzingo Inc. and Apollo Senior Floating Rate Fund Inc. He is a Managing Director of Commonwealth Capital Partners and has served as Chairman of Caribbean International News Corporation since 1985. Mr. Stein is also a board member of various private companies including Multi-Pak Holdings, Cohere Communications, RHM Global LLC and Assay Healthcare Solutions. Mr. Stein is a Trustee of Claremont Graduate University and the New School University. He is a member of the Council on Foreign Relations. He formerly served as a Director of VTG Holdings, Bargain Shop Holdings, Inc. and various other private companies.

Bradley J. Wechsler (60) Director. Mr. Wechsler became a Director of Apollo Investment Corporation in April 2004. Mr. Wechsler was the Co-Chairman and Co-Chief Executive Officer of IMAX Corporation from May, 1996 through April, 2009 and is currently Chairman. Previously Mr. Wechsler has had several executive positions in the entertainment and finance industries. Mr. Wechsler is a Vice-Chairman of the board of the NYU Hospital and Medical Center, a member of the Executive Committee and chairs its Finance Committee. In addition, he sits on the boards of Assay Healthcare Solutions, the Ethical Culture Fieldston Schools and Math for America. He is also a member of the Academy of Motion Picture Arts and Sciences.

Interested directors

John J. Hannan (59) Chairman of the Board of Directors. Mr. Hannan became a Director of Apollo Investment Corporation in March 2004 and was elected as Chairman of the Board of Directors in August 2006. He served as the Chief Executive Officer from February 2006 to November 2008. Mr. Hannan, a senior partner of Apollo Management, L.P., co-founded Apollo Management, L.P. in 1990. He formerly served as a director for Vail Resorts, Inc. and Goodman Global, Inc.

James C. Zelter (49) Chief Executive Officer, Interim President and Director. Mr. Zelter joined Apollo in 2006. He became the Chief Executive Officer and a Director of Apollo Investment Corporation in November 2008. He is the Managing Partner of Apollo Capital Management (“ACM”). The funds in the ACM platform include: Apollo Strategic Value Fund, Apollo Credit Opportunity Fund I and II, Apollo Asia Opportunity Fund and Apollo European Principal Finance Fund. ACM also includes Apollo Investment Management, L.P. the investment manager to Apollo Investment Corporation. Prior to joining Apollo, Mr. Zelter was with Citigroup and its predecessor companies from 1994 to 2006. From 2003 to 2005, Mr. Zelter was Chief Investment Officer of Citigroup Alternative Investments, and prior to that he was responsible for the firm’s Global High Yield franchise.

Executive Officers who are not directors

Gene Donnelly (54) Interim Chief Financial Officer and Treasurer. Mr. Donnelly was appointed interim Chief Financial Officer and Treasurer of AIC in 2012. Mr. Donnelly is also the Chief Financial Officer of Apollo Global Management, LLC. Mr. Donnelly joined Apollo in 2010 following a 30-year career with PricewaterhouseCoopers (PwC), most recently as PwC’s lead client relationship partner for several leading private equity firms. Prior to that role, Mr. Donnelly served as the Global Managing Partner for PwC’s advisory and tax practices from 2006-2008. During 2000-2005, Mr. Donnelly served as Vice Chairman and Chief Financial Officer for PwC’s U.S. firm. Previously, Mr. Donnelly served in PwC’s global transaction services practice from 1996-2000, and he was the leader of that practice from 1997-2000. Before joining PwC’s transaction services practice, Mr. Donnelly was with PwC’s audit practice from 1979-1995, and he was appointed as a partner in 1989. Mr. Donnelly graduated summa cum laude with a BS in Accounting from St. Francis College.

John J. Suydam (52) Chief Legal Officer and Vice President. Mr. Suydam joined Apollo Investment Corporation in 2006. Mr. Suydam also serves as the Chief Legal Officer of Apollo Global Management, LLC, a position he has held since 2006. From 2002 to 2006, Mr. Suydam was a partner at O’Melveny & Myers LLP, where he served as head of Mergers & Acquisitions and co-head of the Corporate Department. Prior to that time, Mr. Suydam served as chairman of the law firm O’Sullivan, LLP which specialized in representing private equity investors. Mr. Suydam serves as a trustee of the New York University School of Law and is a member of the Department of Medicine Advisory Board of The Mount Sinai Medical Center. Mr. Suydam also serves as a member of the board of directors of the Big Apple Circus and Environmental Solutions Worldwide Inc. Mr. Suydam received his JD from New York University School of Law and graduated magna cum laude with a BA in History from the State University of New York at Albany.

Cindy Z. Michel (38) Chief Compliance Officer and Vice President. Ms. Michel was appointed Chief Compliance Officer and Vice President of Apollo Investment Corporation in 2010. Ms. Michel joined Apollo Global Management, LLC in 2007 as its Director of Compliance and continues to serve in this role. Prior to joining Apollo, Ms. Michel served as the Director of Compliance of the Private Equity Division at Lehman Brothers. Prior to that, she was associated with the investment bank Credit-Suisse Securities as a member of its Compliance Department supporting the Private Equity and Investment Banking businesses. Before joining Credit-Suisse, Ms. Michel was associated with the law firm of DLA Piper.

Joseph D. Glatt (38) Secretary and Vice President. Mr. Glatt was appointed Secretary of Apollo Investment Corporation in 2010 and Vice President in 2009. Mr. Glatt is also currently General Counsel of Apollo Capital Management L.P., a position he has held since 2007 and since 2011 he has served as the Chief Legal Officer of Apollo Senior Floating Rate Fund Inc. Previously, Mr. Glatt was associated with the law firms of Simpson Thacher & Bartlett LLP from 1998 to 2003 and Schulte Roth & Zabel LLP from 2003 to 2007, in each case, primarily focusing on mergers and acquisitions, leveraged buyouts and capital markets activities.

Eileen M. Patrick (44) Executive Vice President of Corporate Strategy. Ms. Patrick was appointed Executive Vice President of Corporate Strategy of AIC in 2012. Ms. Patrick joined Apollo in 2010 working in its Capital Markets Division. She also serves as a Vice President and member of the Investment Committee for the manager of Apollo Residential Mortgage Inc. (NYSE: AMTG). Prior to joining Apollo, Ms. Patrick was a Managing Director at JP Morgan in the Financial Institutions Group. Prior to that she was a Senior Managing Director in the Financial Institutions Group at Bear Stearns. At Bear Stearns she oversaw the Specialty Finance Investment Banking effort. Prior to joining Bear Stearns, she was a Vice President at Salomon Smith Barney Citigroup in the Financial Institutions Investment Banking Group. Prior to attending Columbia Business School where she received her M.B.A. in Finance, Ms. Patrick worked at Deloitte & Touche as Senior Accountant in the financial services audit practice. She is a C.P.A. Ms. Patrick graduated summa cum laude.

Additional information required by this item, including for example, director qualifications, is contained in the Registrant’s definitive Proxy Statement for its 2012 Annual Stockholders Meeting under the caption, “Information about the Nominees and Directors” to be filed with the Securities and Exchange Commission within 120 days after March 31, 2012 and is incorporated herein by reference.

The Audit Committee

The audit committee operates pursuant to an audit committee charter approved by the board of directors. The charter sets forth the responsibilities of the audit committee, which include selecting or retaining each year an independent registered public accounting firm (the “auditors”) to audit the accounts and records of the Company; reviewing and discussing with management and the auditors the annual audited financial statements of the Company, including disclosures made in management’s discussion and analysis, and recommending to the board of directors whether the audited financial statements should be included in the Company’s annual report on Form 10-K; reviewing and discussing with management and the auditors the Company’s quarterly financial statements prior to the filings of its quarterly reports on Form 10-Q; pre-approving the auditors’ engagement to render audit and/or permissible non-audit services; and evaluating the qualifications, performance and independence of the auditors. The audit committee is presently composed of six persons: Messrs. Bakhru, Puleo, Spielvogel, Stein, Wechsler, and Ms. Loeb, all of whom are independent directors and are otherwise considered independent under the listing standards of NASDAQ Marketplace Rule 5605(a)(2). The Company’s board of directors has determined that Mr. Bakhru is an “audit committee financial expert” as that term is defined under Item 401 of Regulation S-K under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). The Audit Committee Charter is available on the Company’s website (www.apolloic.com).

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company’s Directors and Executive Officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the Securities and Exchange Commission (the “Commission”) and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4 and 5 filed by such persons and information provided by the Company’s Directors and officers, the Company believes that during the fiscal year ended March 31, 2012, all Section 16(a) filing requirements applicable to such persons were met in a timely manner, except that a change in Mr. Stein’s beneficial ownership of the Company’s common stock, due to administrative oversight, was reported on a Form 4 three business days later than required by Section 16(a) and the general instructions to Form 4.

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

Summary Compensation Table

The following table shows information regarding the compensation expected to be received by the independent directors and executive officers for the fiscal year ended March 31, 2012. No compensation is paid to directors who are “interested persons.”

Name	Aggregate compensation from Apollo Investment	Pension or retirement benefits accrued as part of our expenses(1)	Total compensation from Apollo Investment paid to director/ officer
Independent directors
Ashok Bakhru	$146,973	None	$146,973
Claudine B. Malone(2)	50,223	None	50,223
Frank C. Puleo	142,000	None	142,000
Carl Spielvogel	133,000	None	133,000
Elliot Stein, Jr.	144,500	None	144,500
Bradley J. Wechsler	140,500	None	140,500
Jeanette Loeb(3)	89,304	None	89,304

Interested directors
John J. Hannan	None	None	None
James C. Zelter(4)	None	None	None

Executive Officers
John J. Suydam	None	None	None
Cindy Michel	None	None	None
Joseph Glatt	None	None	None
Eileen Patrick	None	None	None
Gene Donnelly	None	None	None

(1)	We do not have a profit sharing or retirement plan, and directors do not receive any pension or retirement benefits.
(2)	Claudine B. Malone resigned from the board of directors effective August 1, 2011.
(3)	Jeanette Loeb was elected to the board of directors on August 2, 2011.
(4)	James C. Zelter is also an executive officer of Apollo Investment Corporation.

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

Additional information required by this item, including for example, compensation of officers and directors, is contained in the Registrant’s definitive Proxy Statement for its 2012 Annual Stockholders Meeting under the caption, “Compensation of Directors and Executive Officers” to be filed with the Securities and Exchange Commission within 120 days after March 31, 2012 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of March 31, 2012, there were no persons that owned 25% or more of our outstanding voting securities, and no person would be deemed to control us, as such term is defined in the 1940 Act.

Our directors have been divided into two groups — interested directors and independent directors. Interested directors are “interested persons” as defined in the Investment Company Act of 1940.

The following table sets forth, as of March 31, 2012, certain ownership information with respect to our common stock for those persons whom we believe, based on public filings and/or information provided by such persons, directly or indirectly owned, controlled or held with the power to vote, 5% or more of our outstanding common stock as of that date and all officers and directors, as a group. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power.

Name and address	Type of ownership(1)	Shares owned	Percentage of common stock outstanding
BlackRock, Inc.(2)	Beneficial	12,069,173	6.13%
Thornburg Investment Management Inc.(3)	Beneficial	13,585,860	6.89%
All officers and directors as a group (13 persons)(4)	Beneficial	352,457	* %

*	Represents less than 1%.
(1)	All of our common stock is owned of record by Cede & Co., as nominee of the Depository Trust Company.
(2)	The principal address for BlackRock, Inc. is 40 East 52nd Street, New York, NY 10022.
(3)	The principal address for Thornburg Investment Management Inc. is 2300 North Ridgetop Road, Sante Fe, New Mexico, 87506.
(4)	The address for all officers and directors is c/o Apollo Investment Corporation, 9 West 57th Street, New York, NY 10019.

The following table sets forth the dollar range of our equity securities beneficially owned by each of our directors as of March 31, 2011. (We are not part of a “family of investment companies,” as that term is defined in the 1940 Act.)

Name of Director	Dollar Range of Equity Securities in Apollo Investment(1)
Independent Directors
Ashok Bakhru	$ 100,001 – $ 500,000
Jeanette Loeb	None
Frank C. Puleo	$ 50,001 – $ 100,000
Carl Spielvogel	$ 10,001 – $ 50,000
Elliot Stein, Jr.	$ 100,001 – $ 500,000
Bradley J. Wechsler	$ 100,001 – $ 500,000

Interested Directors
John J. Hannan	$ 500,001 – $1,000,000	(2)
James C. Zelter	Over $1,000,000

(1)	Dollar ranges are as follows: None, $1 — $10,000, $10,001 — $50,000, $50,001 — $100,000, $100,001 — $500,000, $500,001 — $1,000,000 or over $1,000,000.
(2)	Dollar range includes 79,082 shares held through indirect beneficial ownership of a family trust.

Additional information required by this item, including for example, security ownership of management, is contained in the Registrant’s definitive Proxy Statement for its 2012 Annual Stockholders Meeting under the caption, “Security Ownership of Certain Beneficial Owners and Management” to be filed with the Securities and Exchange Commission within 120 days after March 31, 2012 and is incorporated herein by reference.

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

We have entered into a royalty-free license agreement with AIM which we recently amended and restated, pursuant to which AIM has agreed to grant us a non-exclusive license to use the name “Apollo.” Under the license agreement, we have the right to use the “Apollo” name for so long as AIM or one of its affiliates remains our investment adviser. In addition, we rent office space from AIA, an affiliate of AIM, and pay Apollo Administration our allocable portion of overhead and other expenses incurred by Apollo Administration in performing its obligations under our administration agreement with AIA, including our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs, which can create conflicts of interest that our board of directors must monitor. We may invest, to the extent permitted by law, on a concurrent basis with affiliates of AIM, subject to compliance with applicable regulations and our allocation procedures.

Further information relating to relationships and director independence is hereby incorporated by reference from our 2012 Proxy Statement under the caption “Certain Relationships and Transactions.”

Item 14. Principal Accounting Fees and Services

The audit committee of the board of directors selected PricewaterhouseCoopers LLP as independent registered public accounting firm (the “auditors”) for the Company for the fiscal year ending March 31, 2012. The audit committee has received the written disclosures and the letter from the independent accountant required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the audit committee concerning independence, and has discussed with the independent accountant the independent accountant’s independence.

Audit Fees: Audit fees consist of fees billed for professional services rendered for the quarterly reviews and audit of our financial statements and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings. Audit fees billed during the fiscal years ending March 31, 2012 and March 31, 2011 were $701,140 and $698,000, respectively.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. Audit-related fees billed during the fiscal years ending March 31, 2012 and March 31, 2011 were $375,820 and $127,000, respectively.

Tax Services Fees: Tax services fees consist of fees billed for professional tax services. These services also include assistance regarding federal, state, and local tax compliance. Tax services and fees billed during the fiscal years ending March 31, 2012 and March 31, 2011 were $35,000 and $32,000, respectively, which represented work related to preparation of tax returns, our RIC qualification, excise tax distribution requirements, form extensions, etc.

All Other Fees: Other fees would include fees for products and services other than the services reported above, of which there were none in the fiscal years ended March 31, 2012 and March 31, 2011.

The Audit Committee of the board of directors of Apollo Investment Corporation operates under a written charter adopted by the board of directors. Management is responsible for the Company’s internal controls and the financial reporting process. The auditors are responsible for performing an independent audit of the Company’s financial statements in accordance with auditing standards generally accepted in the United States and expressing an opinion on the conformity of those audited financial statements in accordance with accounting principles generally accepted in the United States. The Audit Committee’s responsibility is to monitor and oversee these processes. The Audit Committee is also directly responsible for the appointment, compensation and oversight of the Company’s auditors.

The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by PricewaterhouseCoopers LLP, the Company’s auditors. The policy requires that the Audit Committee pre-approve the audit and non-audit services performed by the auditors in order to assure that the provision of such service does not impair the auditor’s independence.

Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the auditors to management.

The Audit Committee has reviewed the audited financial statements and met and held discussions with management regarding the audited financial statements. Management has represented to the Audit Committee that the Company’s financial statements were prepared in accordance with accounting principles generally accepted in the United States.

The Audit Committee has discussed with PricewaterhouseCoopers LLP, the Company’s auditors, matters required to be discussed by the statement on Auditing Standards No. 114, as amended.

Based on the Audit Committee’s discussion with management and the auditors, the Audit Committee’s review of the audited financial statements, the representations of management and the report of the auditors to the Audit Committee, the Audit Committee has recommended that the board of directors include the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012 for filing with the Securities and Exchange Commission. The Audit Committee has also appointed PricewaterhouseCoopers LLP to serve as auditors for the fiscal year ended March 31, 2013 pending ratification by the Company’s shareholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements.

Refer to Item 8 above.

(a)(2)	Financial Statement Schedules

None.

(a)(3)	Exhibits

	3.1(a)	Articles of Amendment(1)

	3.1(b)	Articles of Amendment and Restatement(2)

	3.2	Third Amended and Restated Bylaws(3)

	4.1	Form of Stock Certificate(4)

	4.2	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the registrant have been omitted but will be furnished to the Commission upon request.

	4.3	Form of Indenture for Debt Securities(5)

	4.4	Form T-1 Statement of Eligibility of The Bank of New York Mellon, as Trustee, with respect to the Form of Indenture for debt securities(5)

	10.1	Amended and Restated Investment Advisory Management Agreement between Registrant and Apollo Investment Management, L.P.(6)

	10.2	Amended and Restated Administration Agreement between Registrant and Apollo Investment Administration, LLC(6)

	10.3	Dividend Reinvestment Plan(7)

	10.4	Custodian Agreement(2)

	10.5	Amended and Restated License Agreement between the Registrant and Apollo Management Holdings, L.P. dated as of May 14, 2012*

	10.6	Form of Transfer Agency and Service Agreement(2)

	10.7	Amendment No. 1 to Amended and Restated Senior Secured Revolving Credit Agreement(8)

	10.8	Amended & Restated Senior Secured Revolving Credit Agreement, dated as of May 23, 2012.*

	11.1	Statement regarding computation of per share earnings*

	14.1	Code of Conduct(9)

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

	32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).*

	32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).*

*	Filed herewith.
(1)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on June 20, 2005.
(2)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 3 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 1, 2004.
(3)	Incorporated by reference from the Registrant’s Form 8-K, filed on November 6, 2009.

(4)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on March 12, 2004.
(5)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 8, 2011.
(6)	Incorporated by reference from the Registrant’s Form 10-K, filed on May 26, 2010.
(7)	Incorporated by reference from the Registrant’s Form 10-K, filed on June 12, 2006.
(8)	Incorporated by reference from the Registrant’s Form 8-K filed on December 23, 2009.
(9)	Incorporated by reference from the Registrant’s Form 10-K, filed on May 29, 2008.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO INVESTMENT CORPORATION

By:	/s/ James C. Zelter
James C. Zelter Chief Executive Officer May 22, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ James C. Zelter James C. Zelter	Chief Executive Officer and Interim President (principal executive officer)	May 22, 2012

/s/ Gene Donnelly Gene Donnelly	Interim Chief Financial Officer and Treasurer (principal financial and accounting officer)	May 22, 2012

/s/ John J. Hannan John J. Hannan	Chairman of the Board, Director	May 22, 2012

/s/ Ashok Bakhru Ashok Bakhru	Director	May 22, 2012

/s/ Jeanette Loeb Jeanette Loeb	Director	May 22, 2012

/s/ Frank C. Puleo Frank C. Puleo	Director	May 22, 2012

/s/ Carl Spielvogel Carl Spielvogel	Director	May 22, 2012

/s/ Elliot Stein, Jr. Elliot Stein, Jr.	Director	May 22, 2012

/s/ Bradley J. Wechsler Bradley J. Wechsler	Director	May 22, 2012