Form 10-Q
period 2012-06-30
APOLLO INVESTMENT CORP
filed 2012-08-08
CIK 1278752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2012

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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of August 7, 2012 was 202,891,351.

APOLLO INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2012

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Apollo Investment”, the “Company”, “AIC”, “we”, “us” and “our” refer to Apollo Investment Corporation unless the context otherwise states.

Item 1. Financial Statements

APOLLO INVESTMENT CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share amounts)

	June 30, 2012 (unaudited)	March 31, 2012
Assets
Non-controlled/non-affiliated investments, at fair value (cost—$2,534,935 and $2,642,702, respectively)	$2,353,980	$2,490,672
Controlled investments, at fair value (cost—$258,530 and $208,882, respectively)	225,604	186,408
Cash equivalents, at fair value (cost—$99,990 and $0, respectively)	99,988	—
Cash	1,380	1,665
Foreign currency (cost—$1,104 and $1,013, respectively)	1,422	1,013
Receivable for investments sold	126,018	19,606
Interest receivable	48,811	54,409
Dividends receivable	761	2,898
Miscellaneous income receivable	476	1,150
Prepaid expenses and other assets	27,253	17,442

Total assets	$2,885,693	$2,775,263

Liabilities
Debt (see note 7, 9 & 10)	$1,019,887	$1,009,337
Payable for investments and cash equivalents purchased	102,581	—
Dividends payable	40,578	39,409
Management and performance-based incentive fees payable (see note 3)	22,671	24,402
Interest payable	9,852	10,102
Accrued administrative expenses	3,543	3,420
Other liabilities and accrued expenses	3,570	3,362

Total liabilities	$1,202,682	$1,090,032

Net Assets
Common stock, par value $.001 per share, 400,000 and 400,000 common shares authorized, respectively, and 202,891 and 197,043 issued and outstanding, respectively	$203	$197
Paid-in capital in excess of par (see note 2f)	2,936,321	2,886,327
Over-distributed net investment income (see note 2f)	(36,742)	(34,896)
Accumulated net realized loss (see note 2f)	(1,014,270)	(995,426)
Net unrealized depreciation	(202,501)	(170,971)

Total net assets	$1,683,011	$1,685,231

Total liabilities and net assets	$2,885,693	$2,775,263

Net asset value per share	$8.30	$8.55

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share amounts)

	Three months ended
	June 30, 2012	June 30, 2011
INVESTMENT INCOME:
From non-controlled/non-affiliated investments:
Interest	$72,637	$81,619
Dividends	1,006	3,195
Other income	4,044	7,275
From non-controlled/affiliated investments:
Interest	—	405
From controlled investments:
Interest	1,278	14
Dividends	1,368	2,084

Total Investment Income	$80,333	$94,592

EXPENSES:
Management fees (see note 3)	$13,426 *	$15,929
Performance-based incentive fees (see note 3)	9,245 *	8,381
Interest and other debt expenses	15,577	15,951
Administrative services expense	750	887
Other general and administrative expenses	2,603	5,782

Total expenses	41,601	46,930

Net investment income	$38,732	$47,662

REALIZED AND UNREALIZED GAIN (LOSS) FROM INVESTMENTS, CASH EQUIVALENTS AND FOREIGN CURRENCIES:
Net realized loss:
Investments and cash equivalents	$(18,241)	$(44,197)
Foreign currencies	(603)	(1,751)

Net realized loss	(18,844)	(45,948)

Net change in unrealized gain (loss):
Investments and cash equivalents	(39,392)	(2,544)
Foreign currencies	7,862	886

Net change in unrealized loss	(31,530)	(1,658)

Net realized and unrealized loss from investments, cash equivalents and foreign currencies	(50,374)	(47,606)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(11,642)	$56

EARNINGS (LOSS) PER SHARE—BASIC AND DILUTED (see note 5)	$(0.06)	$0.00

*	Net of voluntary fee waiver on proceeds from common shares issued on April 2, 2012. Management and performance-based incentive fees without the waiver would be $13,820 and $9,517, respectively.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except shares)

	Three months ended June 30, 2012 (unaudited)	Year ended March 31, 2012
Increase (decrease) in net assets from operations:
Net investment income	$38,732	$172,742
Net realized loss	(18,844)	(341,443)
Net change in unrealized gain (loss)	(31,530)	82,437

Net decrease in net assets resulting from operations	(11,642)	(86,264)

Dividends and distributions to stockholders:
From net investment income	(38,732)	(172,742)
From other sources	(1,846)	(31,685)

Net dividends and distributions to stockholders:	(40,578)	(204,427)

Capital share transactions:
Net proceeds from shares sold	50,000	—
Less offering costs	—	(6)
Reinvestment of dividends	—	14,897

Net increase in net assets from capital share transactions	50,000	14,891

Total decrease in net assets:	(2,220)	(275,800)
Net assets at beginning of period	1,685,231	1,961,031

Net assets at end of period	$1,683,011	$1,685,231

Capital share activity:
Shares sold	5,847,953	—
Shares issued from reinvestment of dividends	—	1,541,849

Net increase in capital share activity	5,847,953	1,541,849

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three months ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net Increase (Decrease) in Net Assets Resulting from Operations	$(11,642)	$56
Adjustments to reconcile net decrease:
PIK interest and dividends	(9,751)	(5,117)
Net amortization on investments	(6,756)	(4,205)
Decrease from foreign currency transactions	(470)	(1,861)
Net change in unrealized loss on investments, cash equivalents and foreign currencies	31,530	1,658
Net realized loss on investments, cash equivalents and foreign currencies	18,844	45,948
Changes in operating assets and liabilities:
Purchase of investments	(198,613)	(835,810)
Proceeds from disposition of investments and cash equivalents	254,936	725,376
Decrease in interest and dividends receivable	7,735	4,323
Decrease in prepaid expenses and other assets	2,832	3,213
Decrease in management and performance-based incentive fees payable	(1,731)	(459)
Increase (decrease) in interest payable	(250)	157
Increase (decrease) in accrued expenses and other liabilities	331	(1,739)
Increase (decrease) in payable for investments purchased	102,581	(33,547)
Increase in receivable for investments sold	(106,412)	(42,044)

Net Cash Provided (Used) by Operating Activities	$83,164	$(144,051)

Cash Flows from Financing Activities:
Net proceeds from the issuance of common stock	$50,000	$—
Offering costs from the issuance of common stock	—	(7)
Dividends paid in cash	(39,409)	(49,733)
Proceeds from debt	205,210	1,150,480
Payments on debt*	(199,171)	(953,846)

Net Cash Provided by Financing Activities	$16,630	$146,894

NET INCREASE IN CASH AND CASH EQUIVALENTS	$99,794	$2,843
Effect of exchange rates on cash balances	318	8
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$2,678	$6,354

CASH AND CASH EQUIVALENTS, END OF PERIOD	$102,790	$9,205

Non-cash financing activities consist of the reinvestment of dividends totaling $0 and $5,008, respectively.

*	Includes deferred financing costs of $12 and $27, respectively.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited)

June 30, 2012

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—139.9%	Industry	Par Amount*	Cost	Fair Value (1)
CORPORATE DEBT—132.1%
BANK DEBT/SENIOR SECURED LOANS—46.6%
1st Lien Bank Debt/Senior Secured Loans—7.6%
Advantage Sales & Marketing, Inc., P+300, 12/17/15 (Revolving loan)	Grocery	$5,500	$715	$661
ATI Acquisition Company, P+1400 (P+1000 Cash / 4.00% PIK), 6/30/12*** †	Education	4,539	3,895	2,350
ATI Acquisition Company, P+900 (P+500 Cash / 4.00% PIK), 12/30/14*** †	Education	15,037	12,596	—
Aventine Renewable Energy Holdings, Inc., L+850, 12/22/15	Chemicals	24,874	20,197	18,531
Grocery Outlet Inc., L+900, 12/15/17	Grocery	18,315	18,315	18,663
Miller Energy Resources, Inc., 18.00% (15.00% Cash / 3.00% PIK Option), 6/29/17 ‡	Energy	40,000	40,000	40,000
Pelican Energy, LLC, 10.00% or 11.00% PIK, 12/31/2018 ‡	Energy	5,344	5,345	5,344
Penton Media, Inc., L+400 (L+300 Cash / 1.00% PIK), 8/1/14	Media	34,911	30,465	26,779
RBS Holding Company, LLC, L+500, 3/23/17	Business Services	15,800	15,668	9,875
Travelport LLC, L+950, 11/22/15 ‡	Business Services	5,000	5,000	5,006

Total 1st Lien Bank Debt/Senior Secured Loans			$152,196	$127,209

2nd Lien Bank Debt/Senior Secured Loans—39.0%
Advantage Sales & Marketing, Inc., L+775, 6/18/18	Grocery	$58,000	$57,584	$58,072
Allied Security Holdings, LLC, L+750, 2/2/18	Business Services	31,000	30,737	31,039
Asurion Corporation, L+750, 5/24/19	Insurance	73,111	72,985	75,030
Brock Holdings III, Inc., L+825, 3/16/18	Environmental & Facilities Services	39,000	38,324	38,708
Clean Earth, Inc., 13.00%, 8/1/14	Environmental & Facilities Services	25,000	25,000	24,875
Garden Fresh Restaurant Corp., L+975, 12/11/13	Retail	46,600	47,095	47,532
Insight Pharmaceuticals, LLC, L+1175, 8/25/17	Consumer Products	20,000	19,639	19,900
IPC Systems, Inc., L+525, 6/1/15	Telecommunications	44,250	42,310	37,281
Kronos, Inc., L+1000, 6/11/18	Electronics	35,000	35,000	35,175
Ozburn-Hessey Holding Company LLC, L+950, 10/8/16	Logistics	38,000	37,972	33,060
Ranpak Corp., L+750, 10/20/17 †	Packaging	85,000	85,000	83,300
Ranpak Corp., E+775, 10/20/17 †	Packaging	€40,000	58,042	49,747
Sedgwick Holdings, Inc., L+750, 5/26/17	Business Services	$15,225	15,050	15,301
TransFirst Holdings, Inc., L+600 Cash or L+675 PIK, 6/15/15	Financial Services	19,012	18,413	18,133

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2012

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—139.9%	Industry	Par Amount*	Cost	Fair Value (1)
2nd Lien Bank Debt/Senior Secured Loans—(continued)
Valerus Compression Services, LP, 11.50%, 3/26/18	Industrial	$40,000	$40,000	$40,640
Vertafore, Inc., L+825, 10/29/17	Software	49,260	48,856	48,891

Total 2nd Lien Bank Debt/Senior Secured Loans			$672,007	$656,684

TOTAL BANK DEBT/SENIOR SECURED LOANS			$824,203	$783,893

Subordinated Debt/Corporate Notes—85.5%
Advantage Sales & Marketing, Inc., 13.00%, 12/31/18	Grocery	$25,000	$25,000	$24,625
Altegrity Inc., 0.00%, 8/2/16 ♦ †	Diversified Service	3,545	2,151	1,928
Altegrity Inc., 11.75%, 5/1/16 ♦ †	Diversified Service	14,639	11,299	12,956
Altegrity Inc., 12.00%, 11/1/15 ♦ †	Diversified Service	100,000	100,000	97,100
Altegrity Inc., 10.50%, 11/1/15 ♦ †	Diversified Service	13,475	12,457	12,330
American Tire Distributors, Inc., 11.50%, 6/1/18 ♦	Distribution	25,000	25,000	26,600
Angelica Corporation, 15.00% (12.00% Cash / 3.00% PIK), 10/15/16	Healthcare	46,284	46,284	46,284
ATI Acquisition Company, P+1400 (P+1000 Cash / 4.00% PIK), 12/30/15***	Education	45,153	37,867	—
Avaya Inc., 10.125% Cash or 10.875% PIK, 11/1/15	Telecommunications	18,577	16,399	15,500
BCA Osprey II Limited (British Car Auctions), 12.50% PIK, 8/17/17 ‡	Transportation	£25,609	40,524	33,339
BCA Osprey II Limited (British Car Auctions), 12.50% PIK, 8/17/17 ‡	Transportation	€15,528	21,449	16,355
Catalina Marketing Corporation, 11.625%, 10/1/17 ♦	Grocery	$5,000	4,648	4,450
Ceridian Corp., 12.25% Cash or 13.00% PIK, 11/15/15 †	Diversified Service	55,950	55,860	54,551
Ceridian Corp., 11.25%, 11/15/15 †	Diversified Service	9,300	9,083	8,998
Chesapeake Energy Corporation, L+700, 12/02/17 ‡	Energy	58,477	57,191	58,057
Clearwire Communications, 12.00%, 12/1/15 ♦ † ‡	Telecommunications	24,843	24,330	22,659
Clearwire Communications, 14.75%, 12/1/16 ♦ † ‡	Telecommunications	1,000	1,000	986
Delta Educational Systems, Inc., 14.20% (13.00% Cash / 1.20% PIK), 5/12/13	Education	20,050	19,921	20,150
Exova Limited, 10.50%, 10/15/18 ♦‡	Market Research	£18,000	28,823	25,974
Exova Limited, 10.50%, 10/15/18 ‡	Market Research	17,655	25,018	25,476
FoxCo Acquisition Sub LLC, 13.375%, 7/15/16 ♦	Broadcasting & Entertainment	$26,125	26,688	28,084
Hub International Holdings, 10.25%, 6/15/15 ♦	Insurance	36,232	35,292	37,138
Intelsat Bermuda Ltd., 11.25%, 2/4/17 † ‡	Broadcasting & Entertainment	79,000	81,123	81,913

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2012

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—139.9%	Industry	Par Amount*	Cost	Fair Value (1)
Subordinated Debt/Corporate Notes—(continued)
Intelsat Bermuda Ltd., 11.50% Cash or 12.50% PIK, 2/4/17 † ‡	Broadcasting & Entertainment	$20,000	$19,627	$20,775
inVentiv Health, Inc., 11.00%, 8/15/18	Market Research	160,000	160,000	136,000
Laureate Education, Inc., 12.75%, 8/15/17 ♦‡	Education	53,540	53,867	57,288
Lonestar Intermediate Super Holdings (Asurion), LLC, L+950, 9/2/19	Insurance	31,922	31,276	33,518
Nara Cable Funding Limited, 8.875%, 12/01/18 ♦‡	Broadcasting & Entertainment	22,334	19,007	19,375
SeaCube Container Leasing Ltd., 11.00%, 4/28/16 ‡	Shipping	50,000	50,000	51,200
SquareTwo Financial Corp. (Collect America, Ltd.), 11.625%, 4/1/17 ‡	Consumer Finance	40,000	39,470	36,500
SRA International, Inc., 11.00%, 10/1/19	Consulting Services	25,000	25,000	25,250
Texas Competitive Electric Holdings Company LLC, 11.50%, 10/1/20 ♦	Utilities	50,000	49,674	34,313
The ServiceMaster Company, 10.75% Cash or 11.50% PIK, 7/15/15 ♦	Diversified Service	15,731	15,841	16,232
TL Acquisitions, Inc. (Thomson Learning), 10.50%, 1/15/15 ♦	Education	120,500	102,919	92,032
Travelport LLC, 9.875%, 9/1/14 † ‡	Business Services	19,779	18,711	14,686
Travelport LLC, L+462.5, 9/1/14 † ‡	Business Services	13,000	11,151	8,353
Univar Inc., 12.00%, 6/30/18	Distribution	78,750	79,845	78,590
U.S. Security Associates Holdings, Inc., 11.00%, 7/28/18	Business Services	135,000	135,000	136,350
Varietal Distribution, 10.75%, 6/30/17 ‡	Distribution	€1,127	1,412	1,448
Varietal Distribution, 10.75%, 6/30/17	Distribution	$22,204	21,788	22,493

Total Subordinated Debt/Corporate Notes			$1,541,995	$1,439,856

TOTAL CORPORATE DEBT			$2,366,198	$2,223,749

COLLATERALIZED LOAN OBLIGATIONS—0.5%
Westbrook CLO Ltd., Series 2006-1A, L+370, 12/20/20 ♦‡	Asset Management	$11,000	$7,170	$7,626

TOTAL COLLATERALIZED LOAN OBLIGATIONS			$7,170	$7,626

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2012

(in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—139.9%	Industry	Shares	Cost	Fair Value (1)
PREFERRED EQUITY—1.9%
AHC Mezzanine LLC (Advanstar) **	Media	—	$1,063	$273
CA Holding, Inc. (Collect America, Ltd.) Series A ** ‡	Consumer Finance	7,961	788	1,592
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 13.50% PIK, 5/12/14	Education	12,360	26,717	27,087
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 12.50% PIK (Convertible) ***	Education	332,500	6,863	—
Varietal Distribution Holdings, LLC, 8.00% PIK	Distribution	3,097	4,603	2,969

TOTAL PREFERRED EQUITY			$40,034	$31,921

EQUITY—5.4%
Common Equity/Interests—4.7%
Accelerate Parent Corp. (American Tire) **	Distribution	3,125,000	$3,125	$4,630
Altegrity Holding Corp.**	Diversified Service	353,399	13,797	6,199
CA Holding, Inc. (Collect America, Ltd.) Series A ** ‡	Consumer Finance	25,000	2,500	1,410
CA Holding, Inc. (Collect America, Ltd.) Series AA ** ‡	Consumer Finance	4,294	429	859
Clothesline Holdings, Inc. **	Healthcare	6,000	6,000	1,351
Explorer Coinvest LLC (Booz Allen) ** ‡	Consulting Services	430	4,300	6,110
Garden Fresh Restaurant Holding, LLC **	Retail	50,000	5,000	6,205
Gryphon Colleges Corporation (Delta Educational Systems, Inc.)**	Education	17,500	175	—
GS Prysmian Co-Invest L.P. (Prysmian Cables & Systems) (2,3) ** ‡	Industrial	—	—	198
JV Note Holdco LLC (DSI Renal Inc.)	Healthcare	9,303	85	86
New Omaha Holdings Co-Invest LP (First Data) ** ‡	Financial Services	13,000,000	65,000	22,230
Penton Business Media Holdings, LLC **	Media	124	4,950	8,319
RC Coinvestment, LLC (Ranpak Corp.) ** ‡	Packaging	50,000	5,000	8,363
Sorenson Communications Holdings, LLC Class A **	Consumer Services	454,828	45	1,300
Univar Inc. **	Distribution	900,000	9,000	11,830
Varietal Distribution Holdings, LLC Class A **	Distribution	28,028	28	—

Total Common Equity/Interests			$119,434	$79,090

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2012

(in thousands, except shares and warrants)

INVESTMENTS IN NON-CONTROLLED/ NON-AFFILIATED INVESTMENTS—139.9%	Industry	Warrants	Cost	Fair Value (1)
Warrants—0.7%
CA Holding, Inc. (Collect America, Ltd.), Common **	Consumer Finance	7,961	$8	$—
Fidji Luxco (BC) S.C.A., Common (FCI) (2) ** ‡	Electronics	48,769	491	9,472
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Common **	Education	9,820	98	—
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class A-1 Preferred **	Education	45,947	459	976
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class B-1 Preferred **	Education	104,314	1,043	—
Osage Exploration & Development, Inc. ‡	Energy	1,496,843	—	1,146

Total Warrants			$2,099	$11,594

TOTAL EQUITY			$121,533	$90,684

Total Investments in Non-Controlled/ Non-Affiliated Investments			$2,534,935	$2,353,980

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2012

(in thousands, except shares)

INVESTMENTS IN CONTROLLED INVESTMENTS—13.4% (4)	Industry	Shares	Cost	Fair Value (1)
COLLATERALIZED LOAN OBLIGATIONS—2.8%
Kirkwood Fund I LLC Common Interest (5) ‡	Asset Management	—	$40,385	$40,475
Slater Mill Loan Fund LP 2012-1X LP Certificates ‡	Asset Management	8,375,000	7,370	7,370

TOTAL COLLATERALIZED LOAN OBLIGATIONS			$47,755	$47,845

		Par Amount*
CORPORATE DEBT—2.3%
Subordinated Debt/Corporate Notes—2.3%
Playpower Holdings Inc., 14.00% PIK, 12/15/15	Leisure Equipment	€17,196	$22,864	$21,331
Playpower, Inc., 12.50% PIK, 12/31/15	Leisure Equipment	£11,225	16,950	17,166

Total Subordinated Debt/Corporate Notes			$39,814	$38,497

TOTAL CORPORATE DEBT			$39,814	$38,497

		Shares
EQUITY—8.3%
Common Equity/Interests—8.3%
AIC Credit Opportunity Fund LLC (6) ‡	Asset Management	—	$63,604	$60,652
Generation Brands Holdings, Inc. (Quality Home Brands) **	Consumer Products	750	—	73
Generation Brands Holdings, Inc. Series H (Quality Home Brands) **	Consumer Products	7,500	2,297	735
Generation Brands Holdings, Inc. Series 2L (Quality Home Brands) **	Consumer Products	44,957	11,242	4,405
LVI Parent Corp. (LVI Services, Inc.)	Environmental & Facilities Services	14,981	16,096	20,772
Playpower Holdings Inc. **	Leisure Equipment	1,000	77,722	52,625

Total Common Equity/Interests			$170,961	$139,262

TOTAL EQUITY			$170,961	$139,262

Total Investments in Controlled Investments			$258,530	$225,604

Total Investments—153.3% (7)			$2,793,465	$2,579,584
		Par Amount*
CASH EQUIVALENTS—5.9%
US Treasury Bill, 0.056%, 9/6/12	Government	$100,000	$99,990	$99,988

Total Investments and Cash Equivalents—159.2% (7,8)			$2,893,455	$2,679,572
Liabilities in Excess of Other Assets—(59.2%)				(996,561)

Net Assets—100.0%				$1,683,011

(1)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2).
(2)	Denominated in Euro (€).
(3)	The Company is the sole Limited Partner in GS Prysmian Co-Invest L.P.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2012

(in thousands)

(4)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the three months ended June 30, 2012 in these Controlled investments are as follows:

Name of Issuer	Fair Value at March 31, 2012	Gross Additions	Gross Reductions	Interest/Dividend/ Other Income	Fair Value at June 30, 2012
Playpower Holdings, Inc., 14.00% PIK	$21,576	$734	$—	$743	$21,331
Playpower, Inc., 12.50% PIK	16,960	531	—	535	17,166
AIC Credit Opportunity Fund LLC Common Equity	56,034	575	—	618	60,652
Generation Brands Holdings, Inc. (Quality Home Brands) Common Equity	130	—	—	—	73
Generation Brands Holdings, Inc. (Quality Home Brands) Series H Common Equity	1,300	—	—	—	735
Generation Brands Holdings, Inc. (Quality Home Brands) Series 2L Common Equity	7,793	—	—	—	4,405
Kirkwood Fund I LLC CLO Equity Interest	—	40,385	—	750	40,475
LVI Parent Corp. Common Equity	21,504	—	—	—	20,772
Playpower Holdings Inc. Common Equity	61,111	—	—	—	52,625
Slater Mill Loan Fund LP CLO Equity Interest	—	7,370	—	—	7,370

	$186,408	$49,595	$—	$2,646	$225,604

As of June 30, 2012, the Company has a 100%, 32%, 98%, 33%, 100% and 26% equity ownership interest in AIC Credit Opportunity Fund LLC, Generation Brands Holdings, Inc., Kirkwood Fund I LLC, LVI Parent Corp., Playpower Holdings Inc. and Slater Mill Loan Fund LP, respectively.

(5)	See Note 12.
(6)	See Note 6.
(7)	Aggregate gross unrealized appreciation for federal income tax purposes is $70,144; aggregate gross unrealized depreciation for federal income tax purposes is $389,278. Net unrealized depreciation is $319,134 based on a tax cost of $2,998,705.
(8)	Substantially all securities are pledged as collateral to our multicurrency revolving credit facility (the “Facility”). As such these securities are not available as collateral to our general creditors.
♦	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
*	Denominated in USD unless otherwise noted.
**	Non-income producing security
***	Non-accrual status (see Note 2d)
†	Denotes debt securities where the Company owns multiple tranches of the same broad asset type but whose security characteristics differ. Such differences may include level of subordination, call protection and pricing, differing interest rate characteristics, among other factors. Such factors are usually considered in the determination of fair values.
‡	Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act are subject to change. The Company monitors the status of these assets on an ongoing basis.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

Industry Classification	Percentage of Total Investments (at fair value) as of June 30, 2012
Business Services	8.5%
Diversified Service	8.2%
Education	7.7%
Market Research	7.3%
Broadcasting & Entertainment	5.8%
Distribution	5.8%
Insurance	5.6%
Packaging	5.5%
Asset Management	4.5%
Grocery	4.1%
Energy	4.0%
Leisure Equipment	3.5%
Environmental & Facilities Services	3.3%
Telecommunications	3.0%
Retail	2.1%
Shipping	2.0%
Transportation	1.9%
Software	1.9%
Healthcare	1.8%
Electronics	1.7%
Industrial	1.6%
Financial Services	1.6%
Consumer Finance	1.6%
Media	1.4%
Utilities	1.3%
Logistics	1.3%
Consulting Services	1.2%
Consumer Products	1.0%
Chemicals	0.7%
Consumer Services	0.1%

Total Investments	100.0%

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

March 31, 2012

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON AFFILIATED INVESTMENTS—147.8%	Industry	Par Amount*	Cost	Fair Value (1)
CORPORATE DEBT—139.2%
BANK DEBT/SENIOR SECURED LOANS—47.0%
1st Lien Bank Debt/Senior Secured Loans—5.6%
Advantage Sales & Marketing, Inc., P+300, 12/17/15 (Revolving loan)	Grocery	$5,500	$2,200	$2,035
ATI Acquisition Company, P+1400 (P+1000 Cash / 4.00% PIK), 6/30/12*** †	Education	4,494	4,015	3,600
ATI Acquisition Company, P+900 (P+500 Cash / 4.00% PIK), 12/30/14*** †	Education	14,889	12,596	—
Aventine Renewable Energy Holdings, Inc., L+850, 12/22/15	Chemicals	24,937	20,009	19,825
Eastman Kodak Company, DIP L+750, 7/20/13	Technology	11,231	11,016	11,427
Grocery Outlet Inc., L+900, 12/15/17	Grocery	18,408	18,408	18,812
Penton Media, Inc., L+400 (L+300 Cash / 1.00% PIK), 8/1/14	Media	34,906	29,986	27,794
RBS Holding Company, LLC, L+500, 3/23/17	Business Services	15,840	15,703	9,900

Total 1st Lien Bank Debt/Senior Secured Loans			$113,933	$93,393

2nd Lien Bank Debt/Senior Secured Loans—41.4%
Advantage Sales & Marketing, Inc., L+775, 6/18/18	Grocery	$58,000	$57,571	$57,855
Allied Security Holdings, LLC, L+750, 2/2/18	Business Services	31,000	30,728	31,233
Asurion Corporation, L+750, 5/24/19	Insurance	78,111	77,959	79,234
Brock Holdings III, Inc., L+825, 3/16/18	Environmental & Facilities Services	39,000	38,302	38,561
Clean Earth, Inc., 13.00%, 8/1/14	Environmental & Facilities Services	25,000	25,000	24,875
Garden Fresh Restaurant Corp., L+975, 12/11/13	Retail	46,600	47,027	47,532
Insight Pharmaceuticals, LLC, L+1175, 8/25/17	Consumer Products	20,000	19,627	19,900
IPC Systems, Inc., L+525, 6/1/15	Telecommunications	44,250	42,170	38,497
Kronos, Inc., L+1000, 6/11/18	Electronics	35,000	35,000	35,700
Ozburn-Hessey Holding Company LLC, L+950, 10/8/16	Logistics	38,000	37,971	30,780
Ranpak Corp., L+750, 10/20/17 †	Packaging	85,000	85,000	82,025
Ranpak Corp., E+775, 10/20/17 †	Packaging	€40,000	58,042	52,602
Sedgwick Holdings, Inc., L+750, 5/26/17	Business Services	$15,225	15,043	15,149
Sheridan Holdings, Inc., L+575 Cash or L+650 PIK, 6/15/15	Healthcare	24,047	23,446	23,518
TransFirst Holdings, Inc., L+600 Cash or L+675 PIK, 6/15/15	Financial Services	19,012	18,372	17,795
Valerus Compression Services, LP, 11.50%, 3/26/18	Industrial	40,000	40,000	40,680
Vertafore, Inc., L+825, 10/29/17	Software	49,260	48,842	49,383
Wall Street Systems Holdings, Inc., L+750, 6/20/18 ‡	Software	13,000	12,881	13,098

Total 2nd Lien Bank Debt/Senior Secured Loans			$712,981	$698,417

TOTAL BANK DEBT/SENIOR SECURED LOANS			$826,914	$791,810

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2012

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON AFFILIATED INVESTMENTS—147.8%	Industry	Par Amount*	Cost	Fair Value (1)
Subordinated Debt/Corporate Notes—92.2%
AB Acquisitions UK Topco 2 Limited (Alliance Boots), GBP L+650 (GBP L+300 Cash / 3.50% PIK), 7/9/17 ‡	Retail	£22,580	$44,368	$33,612
Advantage Sales & Marketing, Inc., 13.00%, 12/31/18	Grocery	$25,000	25,000	24,625
Altegrity Inc., 0.00%, 8/2/16 ♦ †	Diversified Service	3,545	2,087	1,965
Altegrity Inc., 11.75%, 5/1/16 ♦ †	Diversified Service	14,639	11,112	13,907
Altegrity Inc., 12.00%, 11/1/15 ♦ †	Diversified Service	100,000	100,000	100,600
Altegrity Inc., 10.50%, 11/1/15 ♦ †	Diversified Service	13,475	12,387	12,869
American Tire Distributors, Inc., 11.50%, 6/1/18 ♦	Distribution	25,000	25,000	26,450
Angelica Corporation, 15.00% (12.00% Cash / 3.00% PIK), 10/15/16	Healthcare	53,343	53,343	52,756
ATI Acquisition Company, P+1400 (P+1000 Cash / 4.00% PIK), 12/30/15***	Education	43,296	37,867	—
Avaya Inc., 10.125% Cash or 10.875% PIK, 11/1/15	Telecommunications	43,577	40,713	43,468
BCA Osprey II Limited (British Car Auctions), 12.50% PIK, 8/17/17 ‡	Transportation	£22,750	35,957	32,078
BCA Osprey II Limited (British Car Auctions), 12.50% PIK, 8/17/17 ‡	Transportation	€13,773	19,138	16,186
Catalina Marketing Corporation, 11.625%, 10/1/17 ♦	Grocery	$27,175	27,157	25,001
Ceridian Corp., 12.25% Cash or 13.00% PIK, 11/15/15 †	Diversified Service	55,950	55,845	51,334
Ceridian Corp., 11.25%, 11/15/15 †	Diversified Service	34,300	34,035	31,642
Clearwire Communications, 12.00%, 12/1/15 ♦† ‡	Telecommunications	24,843	24,289	24,595
Clearwire Communications, 14.75%, 12/1/16 ♦† ‡	Telecommunications	1,000	1,000	1,098
Delta Educational Systems, Inc., 14.20% (13.00% Cash / 1.20% PIK), 5/12/13	Education	19,991	19,828	20,221
Exova Limited, 10.50%, 10/15/18 ♦ ‡	Market Research	£18,000	28,823	25,524
Exova Limited, 10.50%, 10/15/18 ‡	Market Research	17,655	24,942	25,035
FoxCo Acquisition Sub LLC, 13.375%, 7/15/16 ♦	Broadcasting & Entertainment	$26,125	26,620	28,607
Hub International Holdings, 10.25%, 6/15/15 ♦	Insurance	36,232	35,228	37,410
Intelsat Bermuda Ltd., 11.25%, 2/4/17 † ‡	Broadcasting & Entertainment	84,000	86,285	87,570
Intelsat Bermuda Ltd., 11.50% Cash or 12.50% PIK, 2/4/17 † ‡	Broadcasting & Entertainment	20,000	19,500	20,850
inVentiv Health, Inc., 11.00%, 8/15/18	Market Research	160,000	160,000	144,000
Laureate Education, Inc., 12.75%, 8/15/17 ♦‡	Education	53,540	53,512	57,422
Lonestar Intermediate Super Holdings (Asurion), LLC, L+950, 9/2/19	Insurance	26,922	26,116	27,376
SeaCube Container Leasing Ltd., 11.00%, 4/28/16 ‡	Shipping	50,000	50,000	51,250
Sorenson Communications, Inc., 10.50%, 2/1/15 ♦	Consumer Services	16,500	16,303	13,695
SquareTwo Financial Corp. (Collect America, Ltd.), 11.625%, 4/1/17 ♦‡	Consumer Finance	40,000	39,450	39,800

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2012

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON AFFILIATED INVESTMENTS—147.8%	Industry	Par Amount*	Cost	Fair Value (1)
Subordinated Debt/Corporate Notes—(continued)
SRA International, Inc., 11.00%, 10/1/19	Consulting Services	$25,000	$25,000	$26,500
Texas Competitive Electric Holdings Company LLC, 11.50%, 10/1/20 ♦	Utilities	50,000	49,668	32,875
The ServiceMaster Company, 10.75% Cash or 11.50% PIK, 7/15/15 ♦	Diversified Service	15,731	15,967	16,596
TL Acquisitions, Inc. (Thomson Learning), 10.50%, 1/15/15 ♦	Education	120,500	101,356	94,291
Travelport LLC, 9.875%, 9/1/14 † ‡	Business Services	19,779	18,606	12,733
Travelport LLC, L+462.5, 9/1/14 † ‡	Business Services	13,000	10,970	7,150
Univar Inc., 12.00%, 6/30/18	Distribution	78,750	79,652	78,830
U.S. Renal Care, Inc., 13.25% (11.25% Cash / 2.00% PIK), 6/2/17	Healthcare	50,824	50,824	52,603
U.S. Security Associates Holdings, Inc., 11.00%, 7/28/18	Business Services	135,000	135,000	138,110
Varietal Distribution, 10.75%, 6/30/17 ‡	Distribution	€1,127	1,408	1,497
Varietal Distribution, 10.75%, 6/30/17	Distribution	$22,204	21,773	22,160

Total Subordinated Debt/Corporate Notes			$1,646,129	$1,554,291

TOTAL CORPORATE DEBT			$2,473,043	$2,346,101

COLLATERALIZED LOAN OBLIGATIONS—0.5%
Westbrook CLO Ltd., Series 2006-1A, L+370, 12/20/20 ♦‡	Asset Management	$11,000	$7,109	$7,691

TOTAL COLLATERALIZED LOAN OBLIGATIONS			$7,109	$7,691

		Shares
PREFERRED EQUITY—2.1%
AHC Mezzanine LLC (Advanstar) **	Media	—	$1,063	$279
CA Holding, Inc. (Collect America, Ltd.) Series A ** ‡	Consumer Finance	7,961	788	1,592
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 13.50% PIK, 5/12/14	Education	12,360	25,789	26,207
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 12.50% PIK (Convertible)	Education	332,500	6,863	3,708
Varietal Distribution Holdings, LLC, 8.00% PIK	Distribution	3,097	4,514	3,141

TOTAL PREFERRED EQUITY			$39,017	$34,927

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2012

(in thousands, except shares and warrants)

INVESTMENTS IN NON-CONTROLLED/NON AFFILIATED INVESTMENTS—147.8%	Industry	Shares	Cost	Fair Value (1)
EQUITY—6.0%
Common Equity/Interests—5.4%
AB Capital Holdings LLC (Allied Security)	Business Services	2,000,000	$2,000	$3,040
Accelerate Parent Corp. (American Tire) **	Distribution	3,125,000	3,125	4,750
Altegrity Holding Corp.**	Diversified Service	353,399	13,797	9,063
CA Holding, Inc. (Collect America, Ltd.) Series A ** ‡	Consumer Finance	25,000	2,500	1,058
CA Holding, Inc. (Collect America, Ltd.) Series AA ** ‡	Consumer Finance	4,294	429	859
Clothesline Holdings, Inc. **	Healthcare	6,000	6,000	1,729
Explorer Coinvest LLC (Booz Allen) ** ‡	Consulting Services	430	4,300	6,810
Garden Fresh Restaurant Holding, LLC **	Retail	50,000	5,000	7,600
Gryphon Colleges Corporation (Delta Educational Systems, Inc.)**	Education	17,500	175	—
GS Prysmian Co-Invest L.P. (Prysmian Cables & Systems) (2,3) ** ‡	Industrial	—	—	208
JV Note Holdco LLC (DSI Renal Inc.)	Healthcare	9,303	85	84
New Omaha Holdings Co-Invest LP (First Data) ** ‡	Financial Services	13,000,000	65,000	24,960
Penton Business Media Holdings, LLC **	Media	124	4,950	8,308
RC Coinvestment, LLC (Ranpak Corp.) ** ‡	Packaging	50,000	5,000	8,535
Sorenson Communications Holdings, LLC Class A **	Consumer Services	454,828	45	1,380
Univar Inc. **	Distribution	900,000	9,000	13,840
Varietal Distribution Holdings, LLC Class A **	Distribution	28,028	28	—

Total Common Equity/Interests			$121,434	$92,224

		Warrants
Warrants—0.6%
CA Holding, Inc. (Collect America, Ltd.), Common **	Consumer Finance	7,961	$8	$—
Fidji Luxco (BC) S.C.A., Common (FCI) (2) ** ‡	Electronics	48,769	491	7,619
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Common **	Education	9,820	98	—
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class A-1 Preferred **	Education	45,947	459	947
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class B-1 Preferred **	Education	104,314	1,043	1,163

Total Warrants			$2,099	$9,729

TOTAL EQUITY			$123,533	$101,953

Total Investments in Non-Controlled/ Non-Affiliated Investments			$2,642,702	$2,490,672

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2012

(in thousands, except shares)

INVESTMENTS IN CONTROLLED INVESTMENTS—11.1%(4)	Industry	Par Amount*	Cost	Fair Value (1)
CORPORATE DEBT—2.3%
Subordinated Debt/Corporate Notes—2.3%
Playpower Holdings Inc., 14.00% PIK, 12/15/15	Leisure Equipment	€16,617	$22,129	$21,576
Playpower, Inc., 12.50% PIK, 12/31/15	Leisure Equipment	£10,887	16,367	16,960

Total Subordinated Debt/Corporate Notes			$38,496	$38,536

TOTAL CORPORATE DEBT			$38,496	$38,536

		Shares
EQUITY—8.8%
Common Equity/Interests—8.8%
AIC Credit Opportunity Fund LLC (5) ‡	Asset Management	—	$63,029	$56,034
Generation Brands Holdings, Inc. (Quality Home Brands) **	Consumer Products	750	—	130
Generation Brands Holdings, Inc. Series H (Quality Home Brands) **	Consumer Products	7,500	2,297	1,300
Generation Brands Holdings, Inc. Series 2L (Quality Home Brands) **	Consumer Products	44,957	11,242	7,793
LVI Parent Corp. (LVI Services, Inc.)	Environmental & Facilities Services	14,981	16,096	21,504
Playpower Holdings Inc.	Leisure Equipment	1,000	77,722	61,111

Total Common Equity/Interests			$170,386	$147,872

TOTAL EQUITY			$170,386	$147,872

Total Investments in Controlled Investments			$208,882	$186,408

Total Investments—158.9%(6,7)			$2,851,584	$2,677,080
Liabilities in Excess of Other Assets—(58.9%)				(991,849)

Net Assets—100.0%				$1,685,231

(1)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2).
(2)	Denominated in Euro (€).
(3)	The Company is the sole Limited Partner in GS Prysmian Co-Invest L.P.
(4)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the fiscal year ended March 31, 2012 in these Controlled investments are as follows:

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2012

(in thousands)

Name of Issuer	Fair Value at March 31, 2011	Gross Additions	Gross Reductions	Interest/Dividend/ Other Income	Fair Value at March 31, 2012
Playpower Holdings, Inc., 14.00% PIK	$—	$22,129	$—	$2,195	$21,576
Playpower, Inc., 12.50% PIK	—	16,366	—	1,551	16,960
AIC Credit Opportunity Fund LLC Common Equity	95,212	9,317	20,889	13,444	56,034
Generation Brands Holdings, Inc. (Quality Home Brands) Common Equity	8	—	—	—	130
Generation Brands Holdings, Inc. (Quality Home Brands) Series H Common Equity	77	—	—	—	1,300
Generation Brands Holdings, Inc. (Quality Home Brands) Series 2L Common Equity	379	—	—	—	7,793
LVI Parent Corp. Common Equity	15,892	—	—	—	21,504
Playpower Holdings Inc. Common Equity	—	77,722	—	—	61,111

	$111,568	$125,534	$20,889	$17,190	$186,408

As of March 31, 2012, the Company has a 100%, 32%, 34% and 100% equity ownership interest in AIC Credit Opportunity Fund LLC, Generation Brands Holdings, Inc., LVI Parent Corp. and Playpower Holdings Inc., respectively.

(5)	See Note 6.
(6)	Aggregate gross unrealized appreciation for federal income tax purposes is $85,025; aggregate gross unrealized depreciation for federal income tax purposes is $363,967. Net unrealized depreciation is $278,942 based on a tax cost of $2,956,022.
(7)	Substantially all securities are pledged as collateral to our multicurrency revolving credit facility (the “Facility”). As such these securities are not available as collateral to our general creditors.
♦	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
*	Denominated in USD unless otherwise noted.
**	Non-income producing security
***	Non-accrual status (see Note 2d)
†	Denotes debt securities where the Company owns multiple tranches of the same broad asset type but whose security characteristics differ. Such differences may include level of subordination, call protection and pricing, differing interest rate characteristics, among other factors. Such factors are usually considered in the determination of fair values.
‡	Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act are subject to change. The Company monitors the status of these assets on an ongoing basis.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2012
Diversified Service	8.9%
Business Services	8.1%
Education	7.8%
Market Research	7.3%
Distribution	5.6%
Insurance	5.4%
Packaging	5.4%
Broadcasting & Entertainment	5.1%
Healthcare	4.9%
Grocery	4.8%
Telecommunications	4.0%
Leisure Equipment	3.7%
Retail	3.3%
Environmental & Facilities Services	3.2%
Asset Management	2.4%
Software	2.3%
Shipping	1.9%
Transportation	1.8%
Electronics	1.6%
Consumer Finance	1.6%
Financial Services	1.6%
Industrial	1.5%
Media	1.4%
Consulting Services	1.2%
Utilities	1.2%
Logistics	1.2%
Consumer Products	1.1%
Chemicals	0.7%
Consumer Services	0.6%
Technology	0.4%

Total Investments	100.0%

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited)

(in thousands except share and per share amounts)

Note 1. Organization

Apollo Investment Corporation (“Apollo Investment”, the “Company”, “AIC”, “we”, “us”, or “our”), a Maryland corporation organized on February 2, 2004, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”), under the Internal Revenue Code of 1986, as amended (“the Code”). Our investment objective is to generate current income and capital appreciation. We invest primarily in the form of subordinated debt, sometimes referred to as mezzanine debt, and senior secured loans of private middle-market companies, that, in the case of senior secured loans, generally are not broadly syndicated and whose aggregate tranche size is typically less than $300 million. From time to time, our portfolio also includes equity interests such as common stock, preferred stock, warrants or options.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the quarter ended June 30, 2012, there has been no change to the Company’s valuation techniques and related inputs considered in the valuation process.

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

(d) The Company records interest and dividend income, adjusted for amortization of premium and accretion of discount, on an accrual basis. Some of our loans and other investments, including certain preferred equity investments, may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends computed at the contractual rate are accrued into income and reflected as receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. At the point the Company believes PIK is not expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are reversed from the related receivable through interest or dividend income, respectively. The Company does not reverse previously capitalized PIK interest or dividends. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if the Company again believes that PIK is expected to be realized. For the three months ended June 30, 2012, accrued PIK totaled $4,269, on total investment income of $80,333. Loan origination fees, original issue discount, and market discounts are capitalized and amortized into income using the interest method or straight-line, as applicable. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and other investments as interest income when we receive such amounts. Structuring fees are recorded as other income when earned. Investments that are expected to pay regularly scheduled interest and/or dividends in cash are generally placed on non-accrual status when principal or interest/dividend cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest/dividend cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest or dividends are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining interest or dividend obligations. Interest or dividend cash payments received on non-accrual designated investments may be recognized as income or applied to principal depending upon management’s judgment.

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

(h) In accordance with Regulation S-X, the Company generally will not consolidate its interest in any company other than in investment company subsidiaries and controlled operating companies substantially

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

all of whose business consists of providing services to the Company. Consequently, the Company has not consolidated special purpose entities through which the special purpose entity acquired and holds investments subject to financing with third parties. At June 30, 2012, the Company did not have any subsidiaries or controlled operating companies that were consolidated. See additional information within note 6.

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

Note 3. Agreements

The Company has an Investment Advisory and Management Agreement (the “Investment Advisory Agreement”) with Apollo Investment Management, L.P. (the “Investment Adviser” or “AIM”), under which the Investment Adviser, subject to the overall supervision of our board of directors, will manage the day-to-day operations of, and provide investment advisory services to the Company. For providing these services, the Investment Adviser receives a fee from the Company, consisting of two components—a base management fee and a performance-based incentive fee. The base management fee is determined by taking the average value of our gross assets at the end of the two most recently completed calendar quarters calculated at an annual rate of 2.00%. The incentive fee has two parts, as follows: one part is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under an

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

administration agreement (the “Administration Agreement”) between the Company and Apollo Investment Administration, LLC (the “Administrator”), and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income does not include any realized capital gains computed net of all realized capital losses and unrealized capital depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the rate of 1.75% per quarter (7% annualized). Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 2% base management fee. For a one year period commencing April 2, 2012, AIM has agreed to voluntarily waive the management fee on the proceeds of the April 2, 2012 common equity issuance.

The Company pays the Investment Adviser an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed 1.75%, which we commonly refer to as the performance threshold; (2) 100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds 1.75% but does not exceed 2.1875% in any calendar quarter; and (3) 20% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are appropriately pro rated for any period of less than three months. The effect of the fee calculation described above is that if pre-incentive fee net investment income is equal to or exceeds 2.1875%, the Investment Adviser will receive a fee of 20% of our pre-incentive fee net investment income for the quarter. The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of our cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For accounting purposes only, we are required under GAAP to accrue a theoretical capital gains incentive fee based upon net realized capital gains and unrealized capital appreciation and depreciation on investments held at the end of each period.

The accrual of this theoretical capital gains incentive fee assumes all unrealized capital appreciation and depreciation is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no such accrual for the three months ended June 30, 2012 and 2011. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (“Advisers Act”) or Investment Advisory Agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the Investment Advisory Agreement which specifically excludes consideration of unrealized capital appreciation.

Effective April 1, 2012 and through March 31, 2014, AIM has agreed that any incentive fees attributable to deferred interest features shall be paid, together with interest thereon, from the date of deferral to the date of payment at the prime rate published from time to time by the Wall Street Journal, or in the absence thereof, a bank selected by our Board of Directors, only if, and to the extent, received in cash, and the accrual thereof shall be reversed if, and to the extent, such interest is reversed in connection with any write off or similar treatment of the investment giving rise to any deferred interest accrual, provided that any such deferred payment will not reduce the Incentive Fee payable in the quarter of deferred payment. For a one year period that commenced on April 2, 2012, AIM has agreed to voluntarily waive the incentive fee on the proceeds of the April 2, 2012 common equity issuance.

For the three months ended June 30, 2012 and 2011, the Company recognized $13,426 and $15,929, respectively, in base management fees and $9,245 and $8,381, respectively, in performance-based incentive fees. The fees for

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

the three months ended June 30, 2012 reflect a voluntary fee waiver. Absent the voluntary fee waiver, for the three months ended June 30, 2012, base management fees and performance-based incentive fees would have totaled $13,820 and $9,517, respectively. The fees for the three months ended June 30, 2011 reflect a reduction due to a prior payment of an unearned portion of the fees to the Investment Adviser of $2,783.

The Company has also entered into an Administration Agreement with the Administrator under which the Administrator provides administrative services for the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator and requested to be reimbursed in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of its chief financial officer and chief compliance officer and their respective staffs that are requested to be reimbursed. The Administrator will also provide, on our behalf, managerial assistance to those portfolio companies to which the Company is required to provide such assistance. For the fiscal quarters ended June 30, 2012 and 2011, the Company recognized expenses under the Administration Agreement of $750 and $887, respectively.

Note 4. Net Asset Value Per Share

At June 30, 2012, the Company’s total net assets and net asset value per share were $1,683,011 and $8.30, respectively. This compares to total net assets and net asset value per share at March 31, 2012 of $1,685,231 and $8.55, respectively.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share, pursuant to ASC 260-10, for the three months ended June 30, 2012 and June 30, 2011, respectively:

	Three months ended June 30,
	2012	2011
Earnings per share—basic
Numerator for increase (decrease) in net assets per share:	$(11,642)	$56
Denominator for basic weighted average shares:	202,827,088	195,900,461
Basic earnings (loss) per share:	(0.06)	0.00

Earnings per share—diluted
Numerator for increase (decrease) in net assets per share:	$(11,642)	$56
Adjustment for interest on convertible notes and for incentive fees, net	2,594	2,575

Numerator for increase (decrease) in net assets per share, as adjusted	$(9,048)	$2,631
Denominator for weighted average shares, as adjusted for dilutive effect of convertible notes:	217,375,188	210,448,561
Diluted earnings (loss) per share:	(0.06)*	0.00	*

*	In applying the if-converted method, conversion shall not be assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. For the three months ended June 30, 2012 and 2011, anti-dilution would total $0.02 and $0.01, respectively.

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

In the first of these investments, in June 2008 we invested through AIC Holdco $39,500 in AIC (FDC) Holdings LLC (“Apollo FDC”). Apollo FDC used the proceeds to purchase a Junior Profit-Participating Note due 2013 in principal amount of $39,500 (the “Junior Note”) issued by Apollo I Trust (the “Trust”). The Trust also issued a Senior Floating Rate Note due 2013 (the “Senior Note”) to an unaffiliated third party (“FDC Counterparty”) in principal amount of $39,500 paying interest at Libor plus 1.50%, increasing over time to Libor plus 2.0%. The Trust used the aggregate $79,000 proceeds to acquire $100,000 face value of a senior subordinated loan of First Data Corporation (the “FDC Loan”) due 2016. The FDC Loan pays interest at 11.25% per year. The Junior Note of the Trust owned by Apollo FDC pays to Apollo FDC all of the interest and other proceeds received by the Trust on the FDC Loan after satisfying the Trust’s obligations on the Senior Note. The holder of the Senior Note has no recourse to Apollo FDC, AIC Holdco or us with respect to any interest on, or principal of, the Senior Note. However, if the value of the FDC Loan held by the Trust declines sufficiently, the investment would be unwound unless Apollo FDC posts additional collateral for the benefit of the Senior Note. Consequently, the maximum exposure on this investment is the amount of our investment in the Junior Note and any additional collateral we determine to post. During the fiscal year ended March 31, 2012, we sold $47,145 face value of the FDC Loan. As a result of this transaction, as of June 30, 2012, the FDC Loan balance is $52,855, the Junior Note balance is $21,472 and the Senior Note balance is $20,283.

In the second of these investments, in June 2008 we invested through AIC Holdco $11,375 in AIC (TXU) Holdings LLC (“Apollo TXU”). Apollo TXU acquired exposure to $50,000 notional amount of a Libor plus 3.5% senior secured delayed draw term loan of Texas Competitive Electric Holdings (“TXU”) due 2014 through a non-recourse total return swap (the “TRS”) with an unaffiliated third party expiring on October 10, 2013. Pursuant to such delayed draw term loan, Apollo TXU pays an unaffiliated third-party interest at Libor plus 1.5% and generally receives all proceeds due under the delayed draw term loan of TXU (the “TXU Term Loan”). Like Apollo FDC, Apollo TXU is entitled to 100% of any realized appreciation in the TXU Term Loan and, since the TRS is a non-recourse arrangement, Apollo TXU is exposed only up to the amount of its investment in the TRS, plus any additional margin we decide to post, if any, during the term of the financing. The TRS does not constitute a senior security or a borrowing of Apollo TXU. In connection with the amendment and extension of the TXU Term Loan in April 2011, for which Apollo TXU received a consent fee along with an increase in the rate of the TXU Term Loan to Libor plus 4.5%, Apollo TXU extended its TRS to 2016 at a rate of Libor plus 2.0%. As of June 30, 2012, Apollo TXU’s notional exposure to the TXU term loan is $47,471.

In the third of these investments, in September 2008 we invested through AIC Holdco $10,022 in AIC (Boots) Holdings, LLC (“Apollo Boots”). Apollo Boots acquired €23,383 and £12,465 principal amount of senior term loans of AB Acquisitions Topco 2 Limited, a holding company for the Alliance Boots group of companies (the “Boots Term Loans”), out of the proceeds of our investment and a multicurrency $40,876 equivalent non-recourse loan to Apollo Boots (the “Acquisition Loan”) by an unaffiliated third party that matures in September 2013 and pays interest at LIBOR plus 1.25% or, in certain cases, the higher of the Federal Funds Rate plus 0.50% or the lender’s prime-rate. The Boots Term Loans pay interest at the rate of LIBOR plus 3% per year and mature in June 2015. During the quarter ended June 30, 2012, we sold €10,108 and £904 principal amount of the Boots Term Loans. At June 30, 2012, the outstanding principal balance of the Boots Term Loans was €13,275 and £11,561.

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

The Senior Note, TRS and Acquisition Loan are non-recourse to AIC Holdco, its subsidiaries and us and have standard events of default including failure to pay contractual amounts when due and failure by each of the underlying Apollo special purpose entities to provide additional credit support, sell assets or prepay a portion of its obligations if the value of the FDC Term Loan, the TXU Term Loan or the Boots Term Loans, as applicable, declines below specified levels. We may unwind any of these transactions at any time without penalty. From time to time we may provide additional capital to AIC Holdco for purposes of reserving for or funding margin calls under one or more of the transactions described above among other reasons. During the fiscal year ended March 31, 2009, we provided $18,480 in additional net capital to AIC Holdco. During the fiscal year ended March 31, 2010, $9,336 of net capital was returned to us from AIC Holdco. During the fiscal year ended March 31, 2011, $1,700 of net capital was provided to AIC Holdco. During the fiscal year ended March 31, 2012, $8,712 of net capital was returned to us from AIC Holdco. During the three months ended June 30, 2012, $575 of net capital was provided to AIC Holdco. The Junior Note, TRS and Boots Term Loans were performing assets as of the date of these financial statements.

Below is summarized financial information for AIC Holdco as of and for the three months ended June 30, 2012 and the fiscal year ended March 31, 2012.

	June 30, 2012 (unaudited)	March 31, 2012
Assets
Cash	$10	$15
Apollo FDC[1]	29,841	27,947
Apollo TXU[2]	26,641	26,066
Apollo Boots[3]	47,214	47,999
Other Assets	—	2,886

Total Assets	$103,706	$104,913

Liabilities
Apollo FDC[4]	$—	$—
Apollo TXU[5]	14,178	16,045
Apollo Boots[6]	28,876	29,948
Other Liabilities	—	2,886

Total Liabilities	$43,054	$48,879

Net Assets
Apollo FDC	$29,841	$27,947
Apollo TXU	12,463	10,021
Apollo Boots	18,338	18,051
Other	10	15

Total Net Assets	$60,652	$56,034

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

	Three Months Ended June 30, 2012 (unaudited)	Fiscal Year Ended March 31, 2012
Net Operating Income (Loss)
Apollo FDC[7]	$—	$9,412
Apollo TXU[7]	344	2,809
Apollo Boots[7]	274	1,243
Other	(5)	(26)

Total Operating Income	$613	$13,438

Net Realized Gain (Loss)
Apollo FDC	$—	$2,862
Apollo Boots	(439)	—

Total Net Realized Gain (Loss)	$(439)	$2,862

Net Change in Unrealized Gain (Loss)
Apollo FDC	$1,894	$(14,484)
Apollo TXU	1,867	(13,126)
Apollo Boots	727	(2,852)

Total Net Change in Unrealized Gain (Loss)	$4,488	$(30,462)

Net Income (Loss)[8]
Apollo FDC	$1,894	$(2,210)
Apollo TXU	2,211	(10,317)
Apollo Boots	562	(1,609)
Other	(5)	(26)

Total Net Income (Loss)	$4,662	$(14,162)

(1)	Represents fair value of the Junior Note held by Apollo FDC. Cost: $21,472 and $21,472, respectively.
(2)	Represents fair value of collateral posted in relation to the TRS held by Apollo TXU. Cost: $26,641 and $26,066, respectively.
(3)	Represents fair value of the Boots Term Loans held by Apollo Boots and fair value of receivable for Boots Term Loans sold during the quarter. Cost: $50,109 and $50,109, respectively.
(4)	Apollo FDC’s interest is subject to a senior note of a separate entity of $20,283 and $20,283, respectively; However, Apollo FDC has no liability for such senior note.
(5)	Represents liability on the TRS held by Apollo TXU.
(6)	Represents liability of Apollo Boots on the Acquisition Loan.
(7)	In the case of Apollo FDC, net operating income consists of interest income on the Junior Note less interest paid on the senior note together with immaterial administrative expenses. In the case of Apollo TXU, net operating income consists of net payments from (to) the swap counterparty of Apollo TXU’s obligation to pay interest and its right to receive the proceeds in respect of the reference asset, together with immaterial administrative expenses. In the case of AIC Boots, net operating income consists of interest income on the Boots Term Loans, less interest payments on the Acquisition Loan together with immaterial administrative expenses. There are no management or incentive fees.
(8)	Net income is the sum of operating income, realized gain (loss) and net change in unrealized gain (loss).

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Investments and cash equivalents for the Company

Investments and cash equivalents for the Company consisted of the following as of June 30, 2012 and March 31, 2012.

	June 30, 2012		March 31, 2012
	Cost	Fair Value	Cost	Fair Value
Bank Debt/Senior Secured Loans	$824,203	$783,893	$826,914	$791,810
Subordinated Debt/Corporate Notes	1,581,809	1,478,353	1,684,625	1,592,827
Collateralized Loan Obligations	54,925	55,471	7,109	7,691
Preferred Equity	40,034	31,921	39,017	34,927
Common Equity/Interests	290,395	218,352	291,820	240,096
Warrants	2,099	11,594	2,099	9,729

Total Investments	$2,793,465	$2,579,584	$2,851,584	$2,677,080
Cash Equivalents	99,990	99,988	—	—

Total Investments and Cash Equivalents	$2,893,455	$2,679,572	$2,851,584	$2,677,080

At June 30, 2012, our investments and cash equivalents were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurement at Reporting Date Using:
Description	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Bank Debt/Senior Secured Loans	$783,893	$—	$—	$783,893
Subordinated Debt/Corporate Notes	1,478,353	—	—	1,478,353
Collateralized Loan Obligations	55,471	—	—	55,471
Preferred Equity	31,921	—	—	31,921
Common Equity/Interests	218,352	—	—	218,352
Warrants	11,594	—	—	11,594

Total Investments	$2,579,584	$—	$—	$2,579,584
Cash Equivalents	99,988	99,988	—	—

Total Investments and Cash Equivalents	$2,679,572	$99,988	$—	$2,579,584

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

At March 31, 2012, our investments and cash equivalents were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurement at Reporting Date Using:
Description	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Bank Debt/Senior Secured Loans	$791,810	$—	$—	$791,810
Subordinated Debt/Corporate Notes	1,592,827	—	—	1,592,827
Collateralized Loan Obligations	7,691	—	—	7,691
Preferred Equity	34,927	—	—	34,927
Common Equity/Interests	240,096	—	—	240,096
Warrants	9,729	—	—	9,729

Total Investments	$2,677,080	$—	$—	$2,677,080
Cash Equivalents	—	—	—	—

Total Investments and Cash Equivalents	$2,677,080	$—	$—	$2,677,080

The following chart shows the components of change in our investments categorized as Level 3, for the three months ended June 30, 2012.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)*
	Bank Debt / Senior Secured Loans	Subordinated Debt/Corporate Notes	Collateralized Loan Obligations	Preferred Equity	Common Equity/Interests	Warrants	Total
Beginning Balance, March 31, 2012	$791,810	$1,592,827	$7,691	$34,927	$240,096	$9,729	$2,677,080
Total realized gains (losses) included in earnings	963	(19,303)	—	—	50	—	(18,290)
Total unrealized gains (losses) included in earnings	(5,209)	(11,658)	(46)	(4,024)	(20,318)	1,865	(39,390)
Purchases, including capitalized PIK(1)	51,548	114,153	47,826	1,018	575	—	215,120
Sales	(55,219)	(197,666)	—	—	(2,051)	—	(254,936)
Transfer in and/or out of Level 3(2)	—	—	—	—	—	—	—

Ending Balance, June 30, 2012	$783,893	$1,478,353	$55,471	$31,921	$218,352	$11,594	$2,579,584

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations.	$563	$(25,165)	$(35)	$(4,024)	$(19,278)	$1,865	$(46,074)

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

(1)	Includes accretion of discount and amortization of premiums of approximately $1,114, $5,523, $71, $48, $0, $0, and $6,756, respectively.
(2)	There were also no transfers into or out of Level 1 or Level 2 fair value measurements during the period shown.
*	Pursuant to fair value measurement and disclosure guidance, the Company currently categorizes investments by class as shown above.

PIK income activity for the three months ended June 30, 2012:

Three Months Ended June 30, 2012
PIK balance at beginning of period	$32,963
Gross PIK income capitalized	9,751
Adjustments due to investment exits	—
PIK income received in cash	(937)

PIK balance at end of period	$41,777

The following chart shows the components of change in our investments categorized as Level 3, for the three months ended June 30, 2011.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)*
	Bank Debt / Senior Secured Loans	Subordinated Debt/Corporate Notes	Collateralized Loan Obligations	Preferred Equity	Common Equity/Interests	Warrants	Total
Beginning Balance, March 31, 2011	$1,013,745	$1,730,656	$28,770	$33,132	$227,771	$16,084	$3,050,158
Total realized gains or losses included in earnings	6,556	(50,884)	—	—	217	—	(44,111)
Total unrealized gains or losses included in earnings	(7,779)	7,051	104	(195)	(1,994)	270	(2,543)
Purchases, including capitalized PIK (1)	316,089	450,109	120	1,092	77,722	—	845,132
Sales	(323,343)	(401,816)	—	—	(217)	—	(725,376)
Transfer out of Level 3 (2)	—	—	—	—	—	—	—

Ending Balance, June 30, 2011	$1,005,268	$1,735,116	$28,994	$34,029	$303,499	$16,354	$3,123,260

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations.	$(1,014)	$(34,065)	$104	$(195)	$(1,994)	$270	$(36,894)

(1)	Includes accretion of discount and amortization of premiums of approximately $1,161, $2,876, $120, $48, $0, $0, and $4,205, respectively.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

(2)	There were also no transfers into or out of Level 1 or Level 2 fair value measurements during the period shown.
*	Pursuant to fair value measurement and disclosure guidance, the Company currently categorizes investments by class as shown above.

PIK income activity for the three months ended June 30, 2011:

Three Months Ended June 30, 2011
PIK balance at beginning of period	$165,651
Gross PIK income capitalized	5,118
Adjustments due to investment exits	(60,109)
PIK income received in cash	(49,337)

PIK balance at end of period	$61,322

The following table provides quantitative information about our Level 3 fair value measurements of our investments as of June 30, 2012. In addition to the techniques and inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of June 30, 2012	Valuation Techniques/ Methodologies	Unobservable Input	Range (Weighted Average)
Corporate Debt, Collateralized Loan Obligations & Cash Equivalents	$1,511,691	Broker quoted	Bid-Ask Spread	NA
Corporate Debt & Collateralized Loan Obligations	$863,187	Market Rate Approach	Market Interest Rate	8.2% - 18.0% (12.3%)
Equity (1,2)	$196,026	Market Comparable Companies	EBITDA Multiples	2.3x – 11.4x (7.9x)
Equity	$7,257	Market Comparable Companies	Illiquidity Discount	7% – 20% (9.1%)
Equity & Collateralized Loan Obligations	$40,561	Discounted Cash Flows	Default Rate Assumptions/ Discount Rate	0.0% - 4.0% (2.0%) / 8.0% - 13.5%(13.5%)

(1)	Includes $2,350 of certain non-performing debt investments that are valued using equity valuation techniques.
(2)	Excludes $60,850 of equity securities that are valued on the basis of the net asset value of their underlying holdings.

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

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of March 31, 2012	Valuation Techniques/ Methodologies	Unobservable Input	Range (Weighted Average)
Corporate Debt & Collateralized Loan Obligations	$1,517,432	Broker quoted	Bid-Ask Spread	NA
Corporate Debt & Collateralized Loan Obligations	$871,296	Market Rate Approach	Market Interest Rate	7.7% - 16.5% (11.6%)
Equity (1,2)	$232,111	Market Comparable Companies	EBITDA Multiples	4.0x – 15.2x (8.5x)

(1)	Includes $3,600 of certain non-performing debt investments that are valued using equity valuation techniques.
(2)	Excludes $56,241 of equity securities that are valued on the basis of the net asset value of their underlying holdings.

The significant unobservable inputs used in the fair value measurement of the Company’s debt and equity securities are primarily earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples and market interest rates. The Company uses EBITDA multiples on its equity securities to determine the fair value of investments. Significant increases or decreases in either of these inputs in isolation would result in a significantly lower or higher fair value measurement. The Company uses market interest rates for debt securities to determine if the effective yield on a debt security is commensurate with the market yields for that type of debt security. If a debt security’s effective yield is significantly less than the market yield for a similar debt security with a similar credit profile, then the resulting fair value of the debt security may be lower.

Note 7. Foreign Currency Transactions and Translations

At June 30, 2012, the Company had outstanding non-US borrowings on its Facility denominated in Euros and British Pounds. Unrealized appreciation on these outstanding borrowings is indicated in the table below:

Foreign Currency	Local Currency	Original Borrowing Cost	Current Value	Reset Date	Unrealized Appreciation
British Pound	£14,000	$22,213	$21,958	07/11/2012	$255
Euro	€21,500	28,976	27,285	07/25/2012	1,691
British Pound	£13,500	21,484	21,174	07/25/2012	310
Euro	€63,218	86,951	80,226	07/30/2012	6,725
British Pound	£62,000	99,265	97,244	07/30/2012	2,021

		$258,889	$247,887		$11,002

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

At March 31, 2012, the Company had outstanding non-US borrowings on its Facility denominated in Euros and British Pounds. Unrealized appreciation or depreciation on these outstanding borrowings is indicated in the table below:

Foreign Currency	Local Currency	Original Borrowing Cost	Current Value	Reset Date	Unrealized Appreciation (Depreciation)
British Pound	£3,000	$4,791	$4,793	04/10/2012	$(2)
Euro	€5,500	7,976	7,324	04/23/2012	652
British Pound	£13,500	21,485	21,570	04/23/2012	(85)
Euro	€63,218	86,951	84,187	04/30/2012	2,764
British Pound	£63,500	101,968	101,753	04/30/2012	215

		$223,171	$219,627		$3,544

Note 8. Cash Equivalents

There were $99,988 and $0 of cash equivalents held at June 30, 2012 and March 31, 2012, respectively.

Note 9. Financial Highlights

The following is a schedule of financial highlights for the three months ended June 30, 2012 and the year ended March 31, 2012:

	Three months ended June 30, 2012 (unaudited)	Year ended March 31, 2012
Per Share Data:
Net asset value, beginning of period	$8.55	$10.03

Net investment income	0.19	0.88
Net realized and unrealized loss	(0.24)	(1.32)

Net decrease in net assets resulting from operations	(0.05)	(0.44)
Dividends to stockholders from net investment income (1)	(0.19)	(0.88)
Distributions to stockholders from other sources (1)	(0.01)	(0.16)
Effect of anti-dilution (dilution)	— *	— *
Offering costs	—	— *

Net asset value at end of period	$8.30	$8.55

Per share market price at end of period	$7.67	$7.17

Total return (2)	9.7%	(32.4)%

Shares outstanding at end of period	202,891,351	197,043,398

Ratio/Supplemental Data:
Net assets at end of period (in millions)	$1,683.0	$1,685.2

Ratio of net investment income to average net assets	2.23%	9.77%

Ratio of operating expenses to average net assets	1.50%**	6.70%
Ratio of interest and other debt expenses to average net assets	0.90%	3.76%

Ratio of total expenses to average net assets	2.40%**	10.46%

Average debt outstanding	$1,017,000	$1,213,943

Average debt per share	$5.01	$6.18

Portfolio turnover ratio	7.4%	50.6%

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

(1)	Per share amounts reflect total dividends paid divided by average shares for the respective periods.
(2)	Total return is based on the change in market price per share during the respective periods. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.
*	Represents less than one cent per average share.
**	The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is shown net of all voluntary fee waivers (see note 3). The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 1.54% and 2.44%, respectively, without the voluntary fee waivers.

Information about our senior securities is shown in the following table as of each year ended March 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Revolving Credit Facility
Fiscal 2013 (through June 30, 2012)	$549,887	$1,429	$—	N/A
Fiscal 2012	539,337	1,427	—	N/A
Fiscal 2011	628,443	1,707	—	N/A
Fiscal 2010	1,060,616	2,671	—	N/A
Fiscal 2009	1,057,601	2,320	—	N/A
Fiscal 2008	1,639,122	2,158	—	N/A
Fiscal 2007	492,312	4,757	—	N/A
Fiscal 2006	323,852	4,798	—	N/A
Fiscal 2005	—	—	—	N/A
Senior Secured Notes
Fiscal 2013 (through June 30, 2012)	$270,000	$701	$—	N/A
Fiscal 2012	270,000	714	—	N/A
Fiscal 2011	225,000	611	—	N/A
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
Fiscal 2005	—	—	—	N/A
Unsecured Notes
Fiscal 2013 (through June 30, 2012)	$200,000	$520	$—	N/A
Fiscal 2012	200,000	529	—	N/A
Fiscal 2011	200,000	544	—	N/A
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
Fiscal 2005	—	—	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by $1 to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit was divided based on the amount outstanding at the end of the period for each.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, as senior securities are not registered for public trading.

Note 10. Debt

Revolving Credit Facility

On May 23, 2012, the Company amended and restated its senior secured, multi-currency, revolving credit facility (the “Amended & Restated Facility”). The Amended & Restated Facility extends the lenders’ commitments totaling approximately $1.14 billion through May, 2015, and allows the Company to seek additional commitments from new and existing lenders in the future, up to an aggregate facility size not to exceed $1.71 billion. The Facility is secured by substantially all of the assets in Apollo Investment’s portfolio, including cash and cash equivalents. The final maturity date of the Amended & Restated Facility is May 23, 2016. Commencing June 23, 2015, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the Amended & Restated Facility as of May 23, 2015. Pricing for Alternate Base Rate (ABR) borrowings will be 125 basis points over the applicable Prime Rate and pricing for eurocurrency borrowings will be 225 basis points over the LIBO Rate. Terms used in the foregoing sentence have the meanings set forth in the Amended & Restated Facility. The Facility contains affirmative and restrictive covenants, including: (a) periodic financial reporting requirements, (b) maintaining minimum stockholders’ equity of the greater of (i) 40% of the total assets of Apollo Investment and its consolidated subsidiaries as at the last day of any fiscal quarter and (ii) the sum of (A) $800,000 plus (B) 25% of the net proceeds from the sale of equity interests in Apollo Investment after the closing date of the Facility, (c) maintaining a ratio of total assets, less total liabilities (other than indebtedness) to total indebtedness, in each case of Apollo Investment and its consolidated subsidiaries, of not less than 2.0:1.0, (d) limitations on the incurrence of additional indebtedness, including a requirement to meet a certain minimum liquidity threshold before Apollo Investment can incur such additional debt, (e) limitations on liens, (f) limitations on investments (other than in the ordinary course of Apollo Investment’s business), (g) limitations on mergers and disposition of assets (other than in the normal course of Apollo Investment’s business activities), (h) limitations on the creation or existence of agreements that permit liens on properties of Apollo Investment’s consolidated subsidiaries and (i) limitations on the repurchase or redemption of certain unsecured debt and debt securities. In addition to the asset coverage ratio described in clause (c) of the preceding sentence, borrowings under the Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in Apollo Investment’s portfolio. The remaining capacity under the Facility was $590,113 at June 30, 2012.

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

Senior Unsecured Convertible Notes

On January 25, 2011, the Company closed a private offering of $200,000 aggregate principal amount of senior unsecured convertible notes (the “Convertible Notes”). The Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Convertible Notes bear interest at an annual rate of 5.75%, payable semi-annually in arrears on January 15 and July 15 of each year, commencing on July 15, 2011. The Convertible Notes will mature on January 15, 2016, unless earlier converted or repurchased at the holder’s option. Prior to December 15, 2015, the Convertible Notes will be convertible only upon certain corporate reorganizations, dilutive recapitalizations or dividends, or if, during specified periods our shares trade at more than 130% of the then applicable conversion price or the Convertible Notes trade at less than 97% of their conversion value and, thereafter, at any time. The Convertible Notes will be convertible by the holders into shares of common stock, initially at a conversion rate of 72.7405 shares of the Company’s common stock per $1 principal amount of Convertible Notes (14,548,100 common shares) corresponding to an initial conversion price per share of approximately $13.75, which represents a premium of 17.5% to the $11.70 per share closing price of the Company’s common stock on The NASDAQ Global Select Market on January 19, 2011. The conversion rate will be subject to adjustment upon certain events, such as stock splits and combinations, mergers, spin-offs, increases in dividends in excess of $0.28 per share per quarter and certain changes in control. Certain of these adjustments, including adjustments for increases in dividends, are subject to a conversion price floor of $11.70 per share. The Convertible Notes are senior unsecured obligations and rank senior in right of payment to our existing and future indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities. As more fully reflected in Note 5, the issuance is to be considered as part of the if-converted method for calculation and presentation of diluted EPS.

The average outstanding debt balance was $1,017,000 and $1,213,943 for the three months ended June 30, 2012 and the fiscal year ended March 31, 2012, respectively. The weighted average annual interest cost for the three months ended June 30, 2012 was 4.48%, exclusive of 1.67% for commitment fees and for other prepaid expenses related to establishing debt. The weighted average annual interest cost for the three months ended June 30, 2011 was 4.43%, exclusive of 1.10% for commitment fees and for other prepaid expenses related to establishing debt. This weighted average annual interest cost reflects the average interest cost for all debt. The maximum amount of debt outstanding during the three months ended June 30, 2012 and the fiscal year ended March 31, 2012 was $1,044,479 and $1,429,163, respectively, at value. As of June 30, 2012, the Company is in compliance with all debt covenants.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Note 11. Commitments and Contingencies

As of June 30, 2012, AIC had outstanding commitments with banks to purchase secured term loans and unsecured bridge loans in the aggregate amount of $75,000. AIC’s commitments are subject to the consummation of the underlying corporate transactions and conditional upon receipt of all necessary shareholder, regulatory and other applicable approvals.

The Company also had commitments to fund senior loans in the amount of $75,500. As of June 30, 2012, $69,441 of these senior loan commitments remained unfunded.

Note 12. Kirkwood Fund I LLC

On April 4, 2012, the Company and Madison Capital Funding LLC (“Madison Capital”), a middle market loan originator, closed a transaction whereby the Company invested $40,385 to become the majority equity investor in Kirkwood Fund I LLC (“Kirkwood”). Kirkwood is a special purpose vehicle managed by MCF Capital Management LLC, an affiliate of Madison Capital. Kirkwood purchased from Madison Capital an existing portfolio of senior secured loans issued to middle market companies in the United States with approximately $250,000 of combined principal amount. The loans were originated or sourced by Madison Capital during the prior year. Madison Capital will serve as the collateral manager for the portfolio of loans and will have authority to make purchases, sales and substitutions of assets as it deems appropriate. The Company will not consolidate Kirkwood for financial reporting purposes, and accordingly, only the value of our investment in Kirkwood is included on our statement of assets and liabilities. Our investment in Kirkwood is valued in accordance with our normal valuation procedures.

Under the terms of a loan and security agreement, Kirkwood has revolving secured debt provided by Wells Fargo Bank, National Association (“Wells Fargo”), and by Madison Capital. Wells Fargo as the Class A lender made available to Kirkwood a $165,000 Class A senior loan due 2017 with an interest rate of LIBOR plus 2.50% per annum and Madison Capital as the Class B Lender made available to Kirkwood a $45,000 Class B junior loan due 2018 with an interest rate of LIBOR plus 6.75% per annum. During the reinvestment period ending April 2013, subject to specified financial conditions, Kirkwood may request additional advances from the lenders in order to purchase additional eligible loans and may invest and reinvest the proceeds of the existing loans in additional eligible loans.

Note 13. Subsequent Events

The $75,000 aggregate outstanding commitments with banks to purchase secured term loans and unsecured bridge loans have been terminated and are no longer required to be funded.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Apollo Investment Corporation

We have reviewed the accompanying statement of assets and liabilities of Apollo Investment Corporation (the “Company”), including the schedule of investments, as of June 30, 2012 and the related statements of operations for the three month periods ended June 30, 2012 and June 30, 2011, and the statements of cash flows for the three month periods ended June 30, 2012 and June 30, 2011 and the statement of changes in net assets for the three month period ended June 30, 2012. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities, including the schedule of investments, as of March 31, 2012, and the related statement of operations, statement of changes in net assets and statement of cash flows for the year then ended (not presented herein), and in our report dated May 23, 2012, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of assets and liabilities as of March 31, 2012 and in the statement of changes in net assets for the year then ended, is fairly stated in all material respects in relation to the statement of assets and liabilities from which it has been derived.

/s/ PricewaterhouseCoopers LLP

New York, New York

August 8, 2012

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

OVERVIEW

Apollo Investment was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a BDC under the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a RIC under Subchapter M of the Code. Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. Apollo Investment commenced operations on April 8, 2004 upon completion of its initial public offering that raised $870 million in net proceeds selling 62 million shares of its common stock at a price of $15.00 per share. Since then, and through June 30, 2012, we have raised approximately $1.9 billion in net proceeds from additional offerings of common stock.

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

Revenue

We generate revenue primarily in the form of interest and dividend income from the securities we hold and capital gains, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of mezzanine or senior secured loans, generally have a stated term of five to ten years and bear interest at a fixed rate or a floating rate usually determined on the basis of a benchmark: LIBOR, EURIBOR, GBP LIBOR, or the prime rate. Interest on debt securities is generally payable quarterly or semiannually and while U.S. subordinated debt and corporate notes typically accrue interest at fixed rates, some of our investments may include zero coupon and/or step-up bonds that accrue income on a constant yield to call or maturity basis. In addition, some of our investments provide for PIK interest or dividends. Such amounts of accrued PIK interest or dividends are added to the cost of the investment on the respective capitalization dates and generally become due at maturity of the investment or upon the investment being called by the issuer. We may also generate revenue in the form of commitment, origination, structuring fees, fees for providing managerial assistance and, if applicable, consulting fees.

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

Portfolio and Investment Activity

During the three months ended June 30, 2012, we invested $199 million in 10 new and 3 existing portfolio companies, through a combination of primary and secondary market purchases. This compares to investing $836 million in 9 new and 10 existing portfolio companies for the three months ended June 30, 2011. Investments sold or prepaid during the three months ended June 30, 2012 totaled $255 million versus $733 million for the three months ended June 30, 2011.

At June 30, 2012, our portfolio consisted of 64 portfolio companies and was invested 30% in senior secured loans, 58% in subordinated debt, 1% in preferred equity and 11% in common equity and warrants measured at fair value versus 72 portfolio companies invested 32% in senior secured loans, 57% in subordinated debt, 1% in preferred equity and 10% in common equity and warrants at June 30, 2011.

The weighted average yields on our senior secured loan portfolio, subordinated debt portfolio and total debt portfolio as of June 30, 2012 at our current cost basis were 10.6%, 12.9% and 12.1%, respectively. At June 30, 2011, the yields were 9.2%, 12.3% and 11.1%, respectively.

Since the initial public offering of Apollo Investment in April 2004, and through June 30, 2012, invested capital totaled $9.0 billion in 176 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 100 different financial sponsors.

At June 30, 2012, 64% or $1.5 billion of our income-bearing investment portfolio is fixed rate and 36% or $0.8 billion is floating rate, measured at fair value. On a cost basis, 63% or $1.5 billion of our income-bearing investment portfolio is fixed rate and 37% or $0.9 billion is floating rate. At June 30, 2011, 60% or $1.7 billion of our income-bearing investment portfolio is fixed rate and 40% or $1.1 billion is floating rate. On a cost basis, 61% or $1.7 billion of our income-bearing investment portfolio is fixed rate and 39% or $1.1 billion is floating rate.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered in the valuation process of independent valuation firms. For the quarter ended June 30, 2012, there was no change to the Company’s valuation techniques and related inputs considered in the valuation process.

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

Revenue Recognition

The Company records interest and dividend income, adjusted for amortization of premium and accretion of discount, on an accrual basis. Some of our loans and other investments, including certain preferred equity investments, may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends computed at the contractual rate are accrued into income and reflected as receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. At the point the Company believes PIK is not expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are reversed from the related receivable through interest or dividend income, respectively. The Company does not reverse previously capitalized PIK interest or dividends. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if the Company again believes that PIK is expected to be realized. For the three months ended June 30, 2012, accrued PIK totaled $4.3 million, on total investment income of $80.3 million. Loan origination fees, original issue discount, and market discounts are capitalized and amortized into income using the interest method or straight-line, as applicable. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and other investments as interest income when we receive such amounts. Structuring fees are recorded as other income when earned. Investments that are expected to pay regularly scheduled interest and/or dividends in cash are generally placed on non-accrual status when principal or interest/dividend cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest/dividend cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest or dividends are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining interest or dividend obligations. Interest or dividend cash payments received on non-accrual designated investments may be recognized as income or applied to principal depending upon management’s judgment.

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

RESULTS OF OPERATIONS

Results comparisons are for the three months ended June 30, 2012 and June 30, 2011.

Investment Income

For the three months ended June 30, 2012 and June 30, 2011, gross investment income totaled $80.3 million and $94.6 million, respectively. The decrease in gross investment income from the three months ended June 30, 2011 to the three months ended June 30, 2012 was primarily due to a decrease in the size of the income-producing portfolio and a decrease in other income and was partially offset by an increase in the weighted average portfolio yield.

Expenses

Expenses totaled $41.6 million and $46.9 million, respectively, for the three months ended June 30, 2012 and June 30, 2011, of which $22.7 million and $24.3 million, respectively, were base management fees and performance-based incentive fees and $15.6 million and $16.0 million, respectively, were interest and other debt expenses. Administrative services and other general and administrative expenses totaled $3.4 million and $6.7 million, respectively, for the three months June 30, 2012 and June 30, 2011, respectively. Expenses consist of base investment advisory and management fees, insurance expenses, administrative services fees, legal fees, directors’ fees, audit and tax services expenses, and other general and administrative expenses. The decrease in expenses from the June 2011 to the June 2012 quarter was primarily due to smaller base management fees and performance-based incentive fees due to a smaller portfolio base and a resultant decrease in net investment income. In addition, in the June 2011 quarter, the Company recognized approximately $3.5 million in net non-recurring expenses, including legal and other professional expenses of $4.2 million net of a non-recurring reduction of administrative expenses. Partially offsetting this decrease were $1.1 million in net non-recurring expenses relating to the refinancing of our revolving credit facility in the June 2012 quarter.

Net Investment Income

The Company’s net investment income totaled $38.7 million and $47.7 million, or $0.19 and $0.24, on a per average share basis, respectively, for the three months ended June 30, 2012 and June 30, 2011. For the three months ended June 30, 2012, the $38.7 million was net of $1.1 million of net non-recurring expenses relating to the refinancing of our revolving credit facility.

Net Realized Losses

The Company had investment sales and prepayments totaling $255 million and $733 million, respectively, for the three months ended June 30, 2012 and June 30, 2011. Net realized losses for the three months ended June 30, 2012 and June 30, 2011 were $18.8 million and $45.9 million, respectively. Net realized losses for the June 2012 quarter include a foreign exchange loss of $9.9 million derived from the sale of our investment in AB Acquisitions and losses derived from the sale of Catalina Marketing, Avaya, Ceridian and Sorenson Communications, among others. Net realized losses for the June 2011 quarter were primarily derived from the realization of previously reported unrealized losses on our investment in Playpower Holdings.

Net Unrealized Appreciation (Depreciation) on Investments, Cash Equivalents and Foreign Currencies

For the three months ended June 30, 2012 and June 30, 2011, net change in unrealized depreciation on the Company’s investments, cash equivalents, foreign currencies and other assets and liabilities totaled $31.5 million and $1.7 million, respectively. For the three months ended June 30, 2012, the increase in unrealized depreciation was derived from a decline in some of our third party valued investments offset by improving conditions in our quoted portfolio and the recognition of realized losses which reversed unrealized depreciation. For the three months ended June 30, 2011, the increase in unrealized depreciation was derived from a decline in general capital market conditions offset by the recognition of realized losses which reversed unrealized depreciation.

Net Increase (Decrease) in Net Assets From Operations

For the three months ended June 30, 2012, the Company had a net decrease in net assets resulting from operations of $11.6 million. For the three months ended June 30, 2011, the Company had a net increase in net assets resulting from operations of $0.1 million. For the three months ended June 30, 2012 basic and diluted losses per average share were $0.06. The earnings per average share were $0.00 for the three months ended June 30, 2011. Exclusive of the non-recurring expenses relating to the refinancing of our revolving credit facility, the Company had a net decrease in net assets resulting from operations of $10.6 million for the three months ended June 30, 2012. This would equate to basic and diluted losses per average share of $0.05 for the three months ended June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through periodic follow-on equity and debt offerings, our senior secured, multi-currency $1.14 billion revolving credit facility (the “Facility”), maturing on May 23, 2016 (see note 10 within the Notes to Financial Statements), our senior secured notes, investments in special purpose entities in which we hold and finance particular investments on a non-recourse basis, as well as from cash flows from operations, investment sales of liquid assets and prepayments of senior and subordinated loans and income earned from investments. The Company also has investments in its portfolio that contain PIK provisions. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders annually in the form of dividends, even though the Company has not yet collected the cash. For the three months ended June 30, 2012, accrued PIK totaled $4.3 million, on total investment income of $80.3 million. At June 30, 2012, the Company had $550 million in borrowings outstanding on its Facility and $590 million of unused capacity. As of June 30, 2012, aggregate lender commitments under the Facility total $1.14 billion.

On September 30, 2010, the Company entered into a note purchase agreement, providing for a private placement issuance of $225 million in aggregate principal amount of five-year, senior secured notes with a fixed interest rate of 6.25% and a maturity date of October 4, 2015 (the “Senior Secured Notes”). On October 4, 2010, the Senior Secured Notes were sold to certain institutional accredited investors pursuant to an exemption from registration under the Securities Act of 1933, as amended. Interest on the Senior Secured Notes will be due semi-annually on April 4 and October 4, commencing on April 4, 2011. The proceeds from the issuance of the Senior Secured Notes were primarily used to reduce other outstanding borrowings and/or commitments on the Company’s then existing Facility.

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

On August 11, 2011, the Company adopted a plan for the purpose of repurchasing up to $200 million of its common stock in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The Company’s plan was designed to allow it to repurchase its shares both during its open window periods and at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. A broker selected by the Company will have the authority under the terms and limitations specified in the plan to repurchase shares on the Company’s behalf in accordance with the terms of the plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plan. While the portion of the plan reliant on Rule 10b-18 remains in effect, the portion reliant on Rule 10b5-1 is subject to periodic renewal and is not currently in effect. As of June 30, 2012, no shares have been repurchased.

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

On April 2, 2012, the Company announced that a subsidiary of Apollo Global Management, LLC purchased approximately $50 million, or approximately 5,900,000 newly issued shares, of the Company’s common stock, at an estimated NAV of $8.45 per share. The final number of shares issued is 5,847,953, based on the NAV as of March 31, 2012 of $8.55 per share. AIC’s Investment Advisor, Apollo Investment Management, L.P., or “AIM”, is waiving the base management and incentive fees associated with this equity capital for a one year period between April 2, 2012 and April 1, 2013.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. (See note 2(m) within the accompanying financial statements.) At the end of each fiscal quarter, we consider taking proactive steps utilizing cash equivalents with the objective of enhancing our investment flexibility during the following quarter, pursuant to Section 55 of the 1940 Act. More specifically, we may purchase U.S. Treasury bills from time-to-time on the last business day of the quarter and typically close out that position on the following business day, settling the sale transaction on a net cash basis with the purchase, subsequent to quarter end. Apollo Investment may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our Facility, as we deem appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. There were $100 million of cash equivalents held as of June 30, 2012.

Contractual Obligations

	Payments due by Period as of June 30, 2012 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Revolving Credit Facility (1)	$550	$—	$—	$550	$—
Senior Secured Notes	$270	$—	$—	$254	$16
Unsecured Notes	$200	$—	$—	$200	$—

(1)	At June 30, 2012, the Facility had $590 million of unused capacity.

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

Off-Balance Sheet Arrangements (dollars in thousands)

As of June 30, 2012, AIC had outstanding commitments with banks to purchase secured term loans and unsecured bridge loans in the aggregate amount of $75,000. AIC’s commitments are subject to the consummation of the underlying corporate transactions and conditional upon receipt of all necessary shareholder, regulatory and other applicable approvals.

The Company also has commitments to fund senior loans in the amount of $75,500. As of June 30, 2012, $69,441 of these senior loan commitments remained unfunded.

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

In the first of these investments, in June 2008 we invested through AIC Holdco $39,500 in AIC (FDC) Holdings LLC (“Apollo FDC”). Apollo FDC used the proceeds to purchase a Junior Profit-Participating Note due 2013 in principal amount of $39,500 (the “Junior Note”) issued by Apollo I Trust (the “Trust”). The Trust also issued a Senior Floating Rate Note due 2013 (the “Senior Note”) to an unaffiliated third party (“FDC Counterparty”) in principal amount of $39,500 paying interest at Libor plus 1.50%, increasing over time to Libor plus 2.0%. The Trust used the aggregate $79,000 proceeds to acquire $100,000 face value of a senior subordinated loan of First Data Corporation (the “FDC Loan”) due 2016. The FDC Loan pays interest at 11.25% per year. The Junior Note of the Trust owned by Apollo FDC pays to Apollo FDC all of the interest and other proceeds received by the Trust on the FDC Loan after satisfying the Trust’s obligations on the Senior Note. The holder of the Senior Note has no recourse to Apollo FDC, AIC Holdco or us with respect to any interest on, or principal of, the Senior Note. However, if the value of the FDC Loan held by the Trust declines sufficiently, the investment would be unwound unless Apollo FDC posts additional collateral for the benefit of the Senior Note. Consequently, the maximum exposure on this investment is the amount of our investment in the Junior Note and any additional collateral we determine to post. During the fiscal year ended March 31, 2012, we sold $47,145 face value of the FDC Loan. As a result of this transaction, as of June 30, 2012, the FDC Loan balance is $52,855, the Junior Note balance is $21,472 and the Senior Note balance is $20,283.

In the second of these investments, in June 2008 we invested through AIC Holdco $11,375 in AIC (TXU) Holdings LLC (“Apollo TXU”). Apollo TXU acquired exposure to $50,000 notional amount of a Libor plus 3.5% senior secured delayed draw term loan of Texas Competitive Electric Holdings (“TXU”) due 2014 through a non-recourse total return swap (the “TRS”) with an unaffiliated third party expiring on October 10, 2013. Pursuant to such delayed draw term loan, Apollo TXU pays an unaffiliated third-party interest at Libor plus 1.5% and generally receives all proceeds due under the delayed draw term loan of TXU (the “TXU Term Loan”). Like Apollo FDC, Apollo TXU is entitled to 100% of any realized appreciation in the TXU Term Loan and, since the TRS is a non-recourse arrangement, Apollo TXU is exposed only up to the amount of its investment in the TRS, plus any additional margin we decide to post, if any, during the term of the financing. The TRS does not constitute a senior security or a borrowing of Apollo TXU. In connection with the amendment and extension of the TXU Term Loan in April 2011, for which Apollo TXU received a consent fee along with an increase in the rate of the TXU Term Loan to Libor plus 4.5%, Apollo TXU extended its TRS to 2016 at a rate of Libor plus 2.0%. As of June 30, 2012, Apollo TXU’s notional exposure to the TXU term loan is $47,471.

In the third of these investments, in September 2008 we invested through AIC Holdco $10,022 in AIC (Boots) Holdings, LLC (“Apollo Boots”). Apollo Boots acquired €23,383 and £12,465 principal amount of senior term loans of AB Acquisitions Topco 2 Limited, a holding company for the Alliance Boots group of companies (the “Boots Term Loans”), out of the proceeds of our investment and a multicurrency $40,876 equivalent non-recourse loan to Apollo Boots (the “Acquisition Loan”) by an unaffiliated third party that matures in September 2013 and pays interest at LIBOR plus 1.25% or, in certain cases, the higher of the Federal Funds Rate plus 0.50% or the lender’s prime-rate. The Boots Term Loans pay interest at the rate of LIBOR plus 3% per year and mature in June 2015. During the quarter ended June 30, 2012, we sold €10,108 and £904 principal amount of the Boots Term Loans. At June 30, 2012, the outstanding principal balance of the Boots Term Loans was €13,275 and £11,561.

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

The Senior Note, TRS and Acquisition Loan are non-recourse to AIC Holdco, its subsidiaries and us and have standard events of default including failure to pay contractual amounts when due and failure by each of the underlying Apollo special purpose entities to provide additional credit support, sell assets or prepay a portion of its obligations if the value of the FDC Term Loan, the TXU Term Loan or the Boots Term Loans, as applicable, declines below specified levels. We may unwind any of these transactions at any time without penalty. From time to time we may provide additional capital to AIC Holdco for purposes of reserving for or funding margin calls under one or more of the transactions described above among other reasons. During the fiscal year ended March 31, 2009, we provided $18,480 in additional net capital to AIC Holdco. During the fiscal year ended March 31, 2010, $9,336 of net capital was returned to us from AIC Holdco. During the fiscal year ended March 31, 2011, $1,700 of net capital was provided to AIC Holdco. During the fiscal year ended March 31, 2012, $8,712 of net capital was returned to us from AIC Holdco. During the three months ended June 30, 2012, $575 of net capital was provided to AIC Holdco. The Junior Note, TRS and Boots Term Loans were performing assets as of the date of these financial statements.

Below is summarized financial information for AIC Holdco as of and for the three months ended June 30, 2012 and the fiscal year ended March 31, 2012.

	June 30, 2012 (unaudited)	March 31, 2012
Assets
Cash	$10	$15
Apollo FDC[1]	29,841	27,947
Apollo TXU[2]	26,641	26,066
Apollo Boots[3]	47,214	47,999
Other Assets	—	2,886

Total Assets	$103,706	$104,913

Liabilities
Apollo FDC[4]	$—	$—
Apollo TXU[5]	14,178	16,045
Apollo Boots[6]	28,876	29,948
Other Liabilities	—	2,886

Total Liabilities	$43,054	$48,879

Net Assets
Apollo FDC	$29,841	$27,947
Apollo TXU	12,463	10,021
Apollo Boots	18,338	18,051
Other	10	15

Total Net Assets	$60,652	$56,034

	Three Months Ended June 30, 2012 (unaudited)	Fiscal Year Ended March 31, 2012
Net Operating Income (Loss)
Apollo FDC[7]	$—	$9,412
Apollo TXU[7]	344	2,809
Apollo Boots[7]	274	1,243
Other	(5)	(26)

Total Operating Income	$613	$13,438

Net Realized Gain (Loss)
Apollo FDC	$—	$2,862
Apollo Boots	(439)	—

Total Net Realized Gain (Loss)	$(439)	$2,862

Net Change in Unrealized Gain (Loss)
Apollo FDC	$1,894	$(14,484)
Apollo TXU	1,867	(13,126)
Apollo Boots	727	(2,852)

Total Net Change in Unrealized Gain (Loss)	$4,488	$(30,462)

Net Income (Loss)[8]
Apollo FDC	$1,894	$(2,210)
Apollo TXU	2,211	(10,317)
Apollo Boots	562	(1,609)
Other	(5)	(26)

Total Net Income (Loss)	$4,662	$(14,162)

(1)	Represents fair value of the Junior Note held by Apollo FDC. Cost: $21,472 and $21,472, respectively.
(2)	Represents fair value of collateral posted in relation to the TRS held by Apollo TXU. Cost: $26,641 and $26,066, respectively.
(3)	Represents fair value of the Boots Term Loans held by Apollo Boots and fair value of receivable for Boots Term Loans sold during the quarter. Cost: $50,109 and $50,109, respectively.
(4)	Apollo FDC’s interest is subject to a senior note of a separate entity of $20,283 and $20,283, respectively; However, Apollo FDC has no liability for such senior note.
(5)	Represents liability on the TRS held by Apollo TXU.
(6)	Represents liability of Apollo Boots on the Acquisition Loan.
(7)	In the case of Apollo FDC, net operating income consists of interest income on the Junior Note less interest paid on the senior note together with immaterial administrative expenses. In the case of Apollo TXU, net operating income consists of net payments from (to) the swap counterparty of Apollo TXU’s obligation to pay interest and its right to receive the proceeds in respect of the reference asset, together with immaterial administrative expenses. In the case of AIC Boots, net operating income consists of interest income on the Boots Term Loans, less interest payments on the Acquisition Loan together with immaterial administrative expenses. There are no management or incentive fees.
(8)	Net income is the sum of operating income, realized gain (loss) and net change in unrealized gain (loss).

Dividends

Dividends paid to stockholders for the three months ended June 30, 2012 and June 30, 2011 totaled $40.6 million or $0.20 per share, and $54.9 million or $0.28 per share, respectively. Tax characteristics of all dividends will be reported to shareholders on Form 1099 after the end of the calendar year. Our quarterly dividends, if any, will be determined by our Board of Directors.

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

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may in the future be limited in our ability to make distributions. Also, our revolving credit facility may limit our ability to declare dividends if we default under certain provisions or fail to satisfy other conditions. If we do not distribute a certain percentage of our income annually, we may suffer adverse tax consequences, including possible loss of the tax benefits available to us as a regulated investment company. In addition, in accordance with U.S. generally accepted accounting principles and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind interest, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may not be able to meet the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a regulated investment company.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. During the three months ended June 30, 2012, many of the loans in our portfolio had floating interest rates. These loans are usually based on floating LIBOR and typically have durations of one to six months after which they reset to current market interest rates. The Company also has a revolving credit facility that is based on floating LIBOR rates. Assuming no changes to our balance sheet as of June 30, 2012, a hypothetical one percent increase in LIBOR on our floating rate assets and liabilities would decrease our earnings by approximately two cents per average share over the next twelve months. Assuming no changes to our balance sheet as of June 30, 2012, a hypothetical one percent decrease in LIBOR on our floating rate assets and liabilities would increase our earnings by approximately two cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the three months ended June 30, 2012, we did not engage in interest rate hedging activities.

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As of June 30, 2012 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)    Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financing reporting that occurred during the first fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section of Amendment Number 6 to our Form N-2 filed on August 7, 2012, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 2, 2012, the Company announced that a subsidiary of Apollo Global Management, LLC purchased approximately $50 million, or approximately 5,900,000 newly issued shares, of the Company’s common stock, at an estimated NAV of $8.45 per share. The final number of shares issued is 5,847,953, based on the NAV as of March 31, 2012 of $8.55 per share. AIC’s Investment Advisor, Apollo Investment Management, L.P., or “AIM”, is waiving the base management and incentive fees associated with this equity capital for a one year period between April 2, 2012 and April 1, 2013. The Company sold these shares without registration under the Securities Act of 1933, as amended, and the rules and regulations of the Securities and Exchange Commission (the “Securities Act”), in reliance on an exemption pursuant to Section 4(2) under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1	Articles of Amendment and Restatement, as amended (1)

3.2	Third Amended and Restated Bylaws (2)

4.1	Form of Stock Certificate (3)

4.2	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the registrant have been omitted but will be furnished to the Commission upon request.

10.1	Amended and Restated Investment Advisory Management Agreement between Registrant and Apollo Investment Management, L.P. (4)

10.2	Amended and Restated Administration Agreement between Registrant and Apollo Investment Administration, LLC (4)

10.3	Dividend Reinvestment Plan (3)

10.4	Custodian Agreement (3)

10.5	License Agreement between the Registrant and Apollo Management, L.P. (5)

10.6	Form of Transfer Agency and Service Agreement (4)

10.7	Amended and Restated Senior Secured Revolving Credit Agreement (5)

22.1	Proxy Statement (6)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Filed herewith.
(1)	Incorporated by reference from the Registrant’s post-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on August 14, 2006.
(2)	Incorporated by reference from the Registrant’s Form 8-K filed on November 6, 2009.
(3)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on March 12, 2004.
(4)	Incorporated by reference from the Registrant’s Form 10-K, filed on May 26, 2010.
(5)	Incorporated by reference from the Registrant’s Form 10-K, filed on May 23, 2012.
(6)	Incorporated by reference from the Registrant’s 14A filed on June 25, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 8, 2012.

APOLLO INVESTMENT CORPORATION

By:	/s/ JAMES C. ZELTER
James C. Zelter
Chief Executive Officer

By:	/s/ GREGORY W. HUNT
Gregory W. Hunt
Chief Financial Officer and Treasurer