Form 10-Q
period 2012-09-30
APOLLO INVESTMENT CORP
filed 2012-11-08
CIK 1278752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2012

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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of November 8, 2012 was 202,891,351.

APOLLO INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Apollo Investment”, the “Company”, “AIC”, “we”, “us” and “our” refer to Apollo Investment Corporation unless the context otherwise states.

Item 1. Financial Statements

APOLLO INVESTMENT CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share amounts)

	September 30, 2012 (unaudited)	March 31, 2012
Assets
Non-controlled/non-affiliated investments, at fair value (cost—$2,543,828 and $2,642,702, respectively)	$2,435,445	$2,490,672
Controlled investments, at fair value (cost—$269,834 and $208,882, respectively)	240,644	186,408
Cash	6,527	1,665
Foreign currency (cost—$3,876 and $1,013, respectively)	3,882	1,013
Receivable for investments sold	19,127	19,606
Interest receivable	49,702	54,409
Dividends receivable	4,207	2,898
Deferred financing costs	23,696	16,401
Prepaid expenses and other assets	1,875	2,191

Total assets	$2,785,105	$2,775,263

Liabilities
Debt (see note 7, 9 & 10)	$934,720	$1,009,337
Payable for investments and cash equivalents purchased	52,718	—
Dividends payable	40,578	39,409
Management and performance-based incentive fees payable (see note 3)	24,922	24,402
Interest payable	10,934	10,102
Accrued administrative expenses	1,336	3,420
Other liabilities and accrued expenses	4,428	3,362

Total liabilities	$1,069,636	$1,090,032

Net Assets
Common stock, par value $.001 per share, 400,000 and 400,000 common shares authorized, respectively, and 202,891 and 197,043 issued and outstanding, respectively	$203	$197
Paid-in capital in excess of par (see note 2f)	2,936,321	2,886,327
Over-distributed net investment income (see note 2f)	(32,839)	(34,896)
Accumulated net realized loss (see note 2f)	(1,054,832)	(995,426)
Net unrealized depreciation	(133,384)	(170,971)

Total net assets	$1,715,469	$1,685,231

Total liabilities and net assets	$2,785,105	$2,775,263

Net asset value per share	$8.46	$8.55

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share amounts)

	Three months ended		Six months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
INVESTMENT INCOME:
From non-controlled/non-affiliated investments:
Interest	$70,275	$79,473	$142,912	$161,092
Dividends	1,012	1,090	2,018	4,285
Other income	4,455	5,965	8,498	13,240
From non-controlled/affiliated investments:
Interest	—	494	—	899
From controlled investments:
Interest	1,316	1,206	2,594	1,220
Dividends	6,774	5,753	8,142	7,837

Total investment income	$83,832	$93,981	$164,164	$188,573

EXPENSES:
Management fees (see note 3)	$13,464	$15,549	$26,890	$31,478
Performance-based incentive fees (see note 3)	10,627	11,383	19,872	19,764
Interest and other debt expenses	12,529	17,345	28,106	33,296
Administrative services expense	769	1,500	1,519	2,387
Other general and administrative expenses	1,961	2,672	4,564	8,454

Total expenses	39,350	48,449	80,951	95,379

Net investment income	$44,482	$45,532	$83,213	$93,194

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS AND FOREIGN CURRENCIES:
Net realized (loss) gain:
Investments and cash equivalents	$(40,773)	$(20,393)	$(59,014)	$(64,590)
Foreign currencies	211	208	(392)	(1,543)

Net realized loss	(40,562)	(20,185)	(59,406)	(66,133)

Net change in unrealized depreciation/appreciation:
Investments and cash equivalents	76,274	(302,925)	36,882	(305,469)
Foreign currencies	(7,158)	10,328	705	11,214

Net change in unrealized depreciation/appreciation	69,116	(292,597)	37,587	(294,255)

Net realized and unrealized gain (loss) from investments, cash equivalents and foreign currencies	28,554	(312,782)	(21,819)	(360,388)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$73,036	$(267,250)	$61,394	$(267,194)

EARNINGS (LOSS) PER SHARE—BASIC (see note 5)	$0.36	$(1.36)	$0.30	$(1.36)

EARNINGS (LOSS) PER SHARE—DILUTED (see note 5)	$0.35	$(1.36)	$0.30	$(1.36)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except shares)

	Six months ended September 30, 2012 (unaudited)	Year ended March 31, 2012
Increase (decrease) in net assets from operations:
Net investment income	$83,213	$172,742
Net realized loss	(59,406)	(341,443)
Net change in unrealized depreciation/appreciation	37,587	82,437

Net increase (decrease) in net assets resulting from operations	61,394	(86,264)

Dividends and distributions to stockholders:
From net investment income	(81,156)	(172,742)
From other sources	—	(31,685)

Net dividends and distributions to stockholders:	(81,156)	(204,427)

Capital share transactions:
Net proceeds from shares sold	50,000	—
Less offering costs	—	(6)
Reinvestment of dividends	—	14,897

Net increase in net assets from capital share transactions	50,000	14,891

Total increase (decrease) in net assets:	30,238	(275,800)
Net assets at beginning of period	1,685,231	1,961,031

Net assets at end of period	$1,715,469	$1,685,231

Capital share activity:
Shares sold	5,847,953	—
Shares issued from reinvestment of dividends	—	1,541,849

Net increase in capital share activity	5,847,953	1,541,849

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six months ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$61,394	$(267,194)
Adjustments to reconcile net increase (decrease):
PIK interest and dividends	(12,409)	(8,362)
Net amortization on investments	(12,673)	(8,783)
Amortization of deferred financing costs	5,261	4,936
Decrease from foreign currency transactions	(154)	(1,167)
Net change in unrealized (gain) loss on investments, cash equivalents and foreign currencies	(37,587)	294,255
Net realized loss on investments, cash equivalents and foreign currencies	59,406	66,133
Changes in operating assets and liabilities:
Purchase of investments	(593,797)	(1,238,668)
Proceeds from disposition of investments and cash equivalents	597,691	1,108,661
Increase in interest and dividends receivable	3,398	(4,486)
Decrease in prepaid expenses and other assets	316	454
Increase (decrease) in management and performance-based incentive fees payable	520	(621)
Increase in interest payable	832	1,020
Decrease in accrued expenses and other liabilities	(1,018)	(1,707)
Increase (decrease) in payable for investments and cash equivalents purchased	52,718	(12,683)
Decrease (increase) in receivable for investments sold	479	(11,116)

Net cash provided by (used in) operating activities	$124,377	$(79,328)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	$50,000	$—
Offering costs from the issuance of common stock	—	(6)
Dividends paid in cash	(79,987)	(99,605)
Proceeds from debt	335,739	1,698,875
Payments on debt	(409,847)	(1,518,006)
Deferred financing costs paid	(12,556)	(531)

Net cash (used in) provided by financing activities	$(116,651)	$80,727

NET INCREASE IN CASH AND CASH EQUIVALENTS	$7,726	$1,399
Effect of exchange rates on cash balances	5	(55)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$2,678	$6,354

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,409	$7,698

Non-cash financing activities consist of the reinvestment of dividends totaling $0 and $9,991, respectively.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited)

September 30, 2012

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—142.0%	Industry	Par Amount*	Cost	Fair Value (1)
CORPORATE DEBT—136.0%
BANK DEBT/SENIOR SECURED LOANS—57.7%
1st Lien Bank Debt/Senior Secured Loans—13.5%
Advantage Sales & Marketing, Inc., P+300, 12/17/15 (Revolving loan)	Grocery	$5,500	$440	$407
ATI Acquisition Company, P+1400 (P+1000 Cash / 4.00% PIK), 6/30/12*** †	Education	4,584	3,895	1,181
ATI Acquisition Company, P+900 (P+500 Cash / 4.00% PIK), 12/30/14*** †	Education	15,187	12,596	—
Aventine Renewable Energy Holdings, Inc., 12.00%, 09/23/16	Chemicals	3,966	3,850	3,966
Aventine Renewable Energy Holdings, Inc., 15.00% Cash or 10.50% PIK, 09/22/17	Chemicals	11,220	15,499	10,098
Dark Castle Holdings, LLC, L+225, 03/25/13	Media	36,920	13,187	11,630
Diamond Foods, Inc., L+550, 02/25/15 (Revolver)	Consumer Products	6,800	4,853	4,538
Diamond Foods, Inc., L+550, 02/25/15	Consumer Products	4,382	4,100	4,097
Evergreen Tank Solutions, Inc., L+800, 10/26/18	Industrial Services	32,000	31,360	31,840
Grocery Outlet Inc., L+900, 12/15/17	Grocery	18,223	18,223	18,551
Ivanhoe Energy Inc., L+1000, 03/14/13	Energy	15,000	14,670	15,000
Miller Energy Resources, Inc., 18.00% (15.00% Cash / 3.00% PIK Option), 6/29/17 ‡	Energy	40,000	40,000	40,000
Osage Exploration & Development, Inc., L+1500, 04/27/2015	Energy	1,000	980	1,000
Panda Sherman Power, LLC, L+750, 09/14/18	Power	15,000	14,776	15,056
Panda Temple Power, LLC, L+1000, 07/17/18	Power	25,500	25,000	25,691
Pelican Energy, LLC, 10.00% or 11.00% PIK, 12/31/2018 ‡	Energy	5,493	5,493	5,493
Penton Media, Inc., L+400 (L+300 Cash / 1.00% PIK), 8/1/14	Media	34,909	30,951	28,363
RBS Holding Company, LLC, L+500, 3/23/17	Business Services	15,760	15,634	9,850
Travelport LLC, L+950, 11/22/15 ‡	Business Services	5,000	5,000	5,122

Total 1st Lien Bank Debt/Senior Secured Loans			$260,507	$231,883

2nd Lien Bank Debt/Senior Secured Loans—44.2%
Advantage Sales & Marketing, Inc., L+775, 6/18/18	Grocery	$58,000	$57,597	$57,710
Allied Security Holdings, LLC, L+750, 2/2/18	Business Services	31,000	30,746	30,981
Asurion Corporation, L+750, 5/24/19	Insurance	32,597	32,597	33,799
Brock Holdings III, Inc., L+825, 3/16/18	Environmental & Facilities Services	39,000	38,346	39,488
Clean Earth, Inc., 13.00%, 8/1/14	Environmental & Facilities Services	25,000	25,000	24,750
Cengage Learning Acquisitions Inc., 12.00%, 06/30/19	Education	125,820	107,425	116,855

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2012

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—142.0%	Industry	Par Amount*	Cost	Fair Value (1)
2nd Lien Bank Debt/Senior Secured Loans—(continued)
Garden Fresh Restaurant Corp., L+975, 12/11/13	Retail	$46,600	$47,165	$45,155
Insight Pharmaceuticals, LLC, L+1175, 8/25/17	Consumer Products	20,000	19,651	19,850
IPC Systems, Inc., L+525, 6/1/15	Telecommunications	44,250	42,454	37,391
Kronos, Inc., L+900, 6/11/18	Electronics	35,000	35,000	35,809
Ozburn-Hessey Holding Company LLC, L+950, 10/8/16	Logistics	38,000	37,973	34,390
PH Holdings LLC, 9.75%, 12/31/17	Homebuilding	20,000	19,601	19,600
Ranpak Corp., L+750, 10/20/17 †	Packaging	85,000	85,000	83,300
Ranpak Corp., E+775, 10/20/17 †	Packaging	€40,000	58,042	50,637
Sedgwick Holdings, Inc., L+750, 5/26/17	Business Services	$15,225	15,057	15,244
TransFirst Holdings, Inc., L+600 Cash or L+675 PIK, 6/15/15	Financial Services	19,012	18,457	18,299
U.S. Renal Care, Inc., L+900, 01/03/20	Healthcare	4,910	4,814	5,027
Valerus Compression Services, LP, 11.50%, 3/26/18	Industrial Services	40,000	40,000	40,600
Vertafore, Inc., L+825, 10/29/17	Software	49,260	48,871	49,506

Total 2nd Lien Bank Debt/Senior Secured Loans			$763,796	$758,391

TOTAL BANK DEBT/SENIOR SECURED LOANS			$1,024,303	$990,274

Subordinated Debt/Corporate Notes—78.3%
Advantage Sales & Marketing, Inc., 13.00%, 12/31/18	Grocery	$25,000	$25,000	$24,625
Altegrity Inc., 0.00%, 8/2/16 ♦ †	Diversified Service	3,545	2,218	1,863
Altegrity Inc., 11.75%, 5/1/16 ♦ †	Diversified Service	14,639	11,491	12,150
Altegrity Inc., 12.00%, 11/1/15 ♦ †	Diversified Service	100,000	100,000	91,900
Altegrity Inc., 10.50%, 11/1/15 ♦ †	Diversified Service	13,475	12,528	11,723
American Tire Distributors, Inc., 11.50%, 6/1/18 ♦	Distribution	25,000	25,000	26,580
Angelica Corporation, 15.00% (12.00% Cash / 3.00% PIK), 10/15/16	Healthcare	46,284	46,284	46,284
ATI Acquisition Company, P+1400 (P+1000 Cash / 4.00% PIK), 12/30/15***	Education	45,153	37,867	—
Avaya Inc., 10.125% Cash or 10.875% PIK, 11/1/15	Telecommunications	18,577	16,528	16,650
BCA Osprey II Limited (British Car Auctions), 12.50% PIK, 8/17/17 ‡	Transportation	£25,609	40,563	36,081
BCA Osprey II Limited (British Car Auctions), 12.50% PIK, 8/17/17 ‡	Transportation	€15,528	21,467	17,429

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2012

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—142.0%	Industry	Par Amount*	Cost	Fair Value (1)
Subordinated Debt/Corporate Notes—(continued)
Ceridian Corp., 12.25% Cash or 13.00% PIK, 11/15/15 †	Diversified Service	$55,950	$55,875	$55,950
Ceridian Corp., 11.25%, 11/15/15 †	Diversified Service	35,800	35,818	35,397
Chesapeake Energy Corporation, L+700, 12/02/17 ‡	Energy	58,477	57,823	58,696
Clearwire Communications, 12.00%, 12/1/15 ♦ † ‡	Telecommunications	12,343	11,756	12,266
Delta Educational Systems, Inc., 14.20% (13.00% Cash / 1.20% PIK), 5/12/13	Education	20,111	20,018	20,111
Exova Limited, 10.50%, 10/15/18 ♦ ‡	Market Research	£18,000	28,823	29,212
Exova Limited, 10.50%, 10/15/18 ‡	Market Research	17,655	25,097	28,652
FoxCo Acquisition Sub LLC, 13.375%, 7/15/16 ♦	Broadcasting & Entertainment	$26,125	26,758	28,084
Intelsat Bermuda Ltd., 11.25%, 2/4/17 † ‡	Broadcasting & Entertainment	44,000	45,110	46,706
Intelsat Bermuda Ltd., 11.50% Cash or 12.50% PIK, 2/4/17 † ‡	Broadcasting & Entertainment	20,000	19,759	21,292
inVentiv Health, Inc., 11.00%, 8/15/18	Market Research	160,000	160,000	141,600
Laureate Education, Inc., 12.75%, 8/15/17 ♦‡	Education	53,540	54,238	57,020
Lonestar Intermediate Super Holdings (Asurion), LLC, L+950, 9/2/19	Insurance	41,922	41,770	44,752
Nara Cable Funding Limited, 8.875%, 12/01/18 ♦‡	Broadcasting & Entertainment	9,284	7,937	8,472
SeaCube Container Leasing Ltd., 11.00%, 4/28/16 ‡	Shipping	50,000	50,000	51,150
SquareTwo Financial Corp. (Collect America, Ltd.), 11.625%, 4/1/17 ‡	Consumer Finance	50,322	48,579	44,787
SRA International, Inc., 11.00%, 10/1/19	Consulting Services	25,000	25,000	25,500
Stork Technical Services Holdco B.V., 11.00% (EUR), 08/15/17	Industrial Services	€8,400	10,050	10,969
Texas Competitive Electric Holdings Company LLC, 11.50%, 10/1/20 ♦	Utilities	$50,000	49,680	38,938
Texas Competitive Electric Holdings Company LLC, 11.75%, 03/01/22 ♦	Utilities	24,000	24,539	25,560
Travelport LLC, 9.875%, 9/1/14 † ‡	Business Services	19,779	18,820	15,625
Travelport LLC, L+462.5, 9/1/14 † ‡	Business Services	13,000	11,340	9,620
Univar Inc., 12.00%, 6/30/18	Distribution	78,750	80,045	80,325
U.S. Security Associates Holdings, Inc., 11.00%, 7/28/18	Business Services	135,000	135,000	137,700
Varietal Distribution, 10.75%, 6/30/17 ‡	Distribution	€5,187	6,373	6,807
Varietal Distribution, 10.75%, 6/30/17	Distribution	$22,204	21,804	22,648

Total Subordinated Debt/Corporate Notes			$1,410,958	$1,343,124

TOTAL CORPORATE DEBT			$2,435,261	$2,333,398

COLLATERALIZED LOAN OBLIGATIONS—0.5%
Westbrook CLO Ltd., Series 2006-1A, L+370, 12/20/20 ♦‡	Asset Management	$11,000	$7,233	$7,620

TOTAL COLLATERALIZED LOAN OBLIGATIONS			$7,233	$7,620

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2012

(in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—142.0%	Industry	Shares	Cost	Fair Value (1)
PREFERRED EQUITY—1.5%
AHC Mezzanine LLC (Advanstar) **	Media	—	$1,063	$209
CA Holding, Inc. (Collect America, Ltd.) Series A ** ‡	Consumer Finance	7,961	788	1,592
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 13.50% PIK, 5/12/14	Education	12,360	27,685	21,335
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 12.50% PIK (Convertible) ***	Education	332,500	6,863	—
Varietal Distribution Holdings, LLC, 8.00% PIK	Distribution	3,097	4,696	3,059

TOTAL PREFERRED EQUITY			$41,095	$26,195

EQUITY—4.0%
Common Equity/Interests—3.3%
Accelerate Parent Corp. (American Tire) **	Distribution	3,125,000	$3,125	$3,940
Altegrity Holding Corp. **	Diversified Service	353,399	13,797	3,775
Aventine Renewable Energy Holdings, Inc.	Chemicals	262,036	4,684	3,528
CA Holding, Inc. (Collect America, Ltd.) Series A ** ‡	Consumer Finance	25,000	2,500	1,961
CA Holding, Inc. (Collect America, Ltd.) Series AA ** ‡	Consumer Finance	4,294	429	859
Clothesline Holdings, Inc. **	Healthcare	6,000	6,000	2,056
Explorer Coinvest LLC (Booz Allen) ‡	Consulting Services	430	3,322	5,539
Garden Fresh Restaurant Holding, LLC **	Retail	50,000	5,000	2,532
Gryphon Colleges Corporation (Delta Educational Systems, Inc.)**	Education	17,500	175	—
GS Prysmian Co-Invest L.P. (Prysmian Cables & Systems) (2,3) ** ‡	Industrial Services	—	—	185
JV Note Holdco LLC (DSI Renal Inc.) **	Healthcare	9,303	85	87
Penton Business Media Holdings, LLC **	Media	124	4,950	10,659
RC Coinvestment, LLC (Ranpak Corp.) ** ‡	Packaging	50,000	5,000	8,156
Sorenson Communications Holdings, LLC Class A **	Consumer Services	454,828	45	1,400
Univar Inc. **	Distribution	900,000	9,000	11,780
Varietal Distribution Holdings, LLC Class A **	Distribution	28,028	28	—

Total Common Equity/Interests			$58,140	$56,457

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2012

(in thousands, except shares and warrants)

INVESTMENTS IN NON-CONTROLLED/ NON-AFFILIATED INVESTMENTS—142.0%	Industry	Warrants	Cost	Fair Value (1)
Warrants—0.7%
CA Holding, Inc. (Collect America, Ltd.), Common **	Consumer Finance	7,961	$8	—
Fidji Luxco (BC) S.C.A., Common (FCI) (2) ** ‡	Electronics	48,769	491	$10,473
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Common **	Education	9,820	98	—
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class A-1 Preferred **	Education	45,947	459	—
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class B-1 Preferred **	Education	104,314	1,043	—
Osage Exploration & Development, Inc. ‡	Energy	1,496,843	—	1,302

Total Warrants			$2,099	$11,775

TOTAL EQUITY			$60,239	$68,232

Total Investments in Non-Controlled/ Non-Affiliated Investments			$2,543,828	$2,435,445

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2012

(in thousands, except shares)

INVESTMENTS IN CONTROLLED INVESTMENTS—14.0% (4)		Par Amount*	Cost	Fair Value (1)
CORPORATE DEBT—2.9%
2nd Lien Bank Debt/Senior Secured Loans—0.5%
LVI Services, Inc., 12.50%, 03/06/2018	Environmental & Facilities Services	$10,000	$9,802	$9,800

Total 2nd Lien Bank Debt/Senior Secured Loans			$9,802	$9,800

Subordinated Debt/Corporate Notes—2.4%
Playpower Holdings Inc., 14.00% PIK, 12/15/15	Leisure Equipment	€17,801	$23,642	$22,386
Playpower, Inc., 12.50% PIK, 12/31/15	Leisure Equipment	£11,578	17,574	18,275

Total Subordinated Debt/Corporate Notes			$41,216	$40,661

TOTAL CORPORATE DEBT			$51,018	$50,461

		Shares
COLLATERALIZED LOAN OBLIGATIONS—2.9%
Kirkwood Fund I LLC Common Interest ‡	Asset Management	—	$40,385	$41,516
Slater Mill Loan Fund LP 2012-1X LP Certificates ‡	Asset Management	8,375,000	7,370	7,621

TOTAL COLLATERALIZED LOAN OBLIGATIONS			$47,755	$49,137

		Shares	Cost	Fair Value (1)
EQUITY—8.2%
Common Equity/Interests—8.2%
AIC Credit Opportunity Fund LLC (5) ‡	Asset Management	—	$63,604	$66,139
Generation Brands Holdings, Inc. (Quality Home Brands) **	Consumer Products	750	—	38
Generation Brands Holdings, Inc. Series H (Quality Home Brands) **	Consumer Products	7,500	2,297	377
Generation Brands Holdings, Inc. Series 2L (Quality Home Brands) **	Consumer Products	44,957	11,242	2,260
LVI Parent Corp. (LVI Services, Inc.) **	Environmental & Facilities Services	14,981	16,096	24,203
Merx Aviation Finance Holdings, LLC **	Financial Services	—	100	57
Playpower Holdings Inc. **	Leisure Equipment	1,000	77,722	47,972

Total Common Equity/Interests			$171,061	$141,046

TOTAL EQUITY			$171,061	$141,046

Total Investments in Controlled Investments			$269,834	$240,644

Total Investments—156.0% (6,7)			$2,813,662	$2,676,089
Liabilities in Excess of Other Assets—(56.0%)				(960,620)

Net Assets—100.0%				$1,715,469

(1)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2).
(2)	Denominated in Euro (€).
(3)	The Company is the sole Limited Partner in GS Prysmian Co-Invest L.P.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2012

(in thousands)

(4)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the six months ended September 30, 2012 in these Controlled investments are as follows:

Name of Issuer	Fair Value at March 31, 2012	Gross Additions	Gross Reductions	Interest/Dividend/ Other Income	Fair Value at September 30, 2012
Playpower Holdings, Inc., 14.00% PIK	$21,576	$1,513	$—	$1,501	$22,386
Playpower, Inc., 12.50% PIK	16,960	1,100	—	1,199	18,275
AIC Credit Opportunity Fund LLC Common Equity	56,034	575	—	4,064	66,139
Generation Brands Holdings, Inc. (Quality Home Brands) Common Equity	130	—	—	—	38
Generation Brands Holdings, Inc. (Quality Home Brands) Series H Common Equity	1,300	—	—	—	377
Generation Brands Holdings, Inc. (Quality Home Brands) Series 2L Common Equity	7,793	—	—	—	2,260
Kirkwood Fund I LLC CLO Equity Interest	—	40,385	—	1,500	41,516
LVI Parent Corp. Common Equity	21,504	—	—	—	24,203
Playpower Holdings Inc. Common Equity	61,111	—	—	—	47,972
Slater Mill Loan Fund LP CLO Equity Interest	—	7,370	—	—	7,621
Merx Aviation Finance Holdings, LLC Equity Interest	—	100	—	—	57
LVI Services, Inc.,12.50%, 03/06/2018	N/A	9,800	—	—	9,800

	$186,408	$60,843	$—	$8,264	$240,644

As of September 30, 2012, the Company has a 100%, 32%, 98%, 32%, 100%, 100% and 26% equity ownership interest in AIC Credit Opportunity Fund LLC, Generation Brands Holdings, Inc., Kirkwood Fund I LLC, LVI Parent Corp., Playpower Holdings Inc., Merx Aviation Financing Holdings, LLC and Slater Mill Loan Fund LP, respectively.

(5)	See Note 6.
(6)	Aggregate gross unrealized appreciation for federal income tax purposes is $93,647; aggregate gross unrealized depreciation for federal income tax purposes is $334,806. Net unrealized depreciation is $241,159 based on a tax cost of $2,917,248.
(7)	Substantially all securities are pledged as collateral to our multicurrency revolving credit facility (the “Facility”). As such these securities are not available as collateral to our general creditors.
♦	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
*	Denominated in USD unless otherwise noted.
**	Non-income producing security
***	Non-accrual status (see Note 2d)
†	Denotes debt securities where the Company owns multiple tranches of the same broad asset type but whose security characteristics differ. Such differences may include level of subordination, call protection and pricing, differing interest rate characteristics, among other factors. Such factors are usually considered in the determination of fair values.
‡	Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act are subject to change. The Company monitors the status of these assets on an ongoing basis.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

Industry Classification	Percentage of Total Investments (at fair value) as of September 30, 2012
Business Services	8.4%
Education	8.1%
Diversified Service	8.0%
Market Research	7.4%
Distribution	5.8%
Packaging	5.3%
Asset Management	4.6%
Energy	4.5%
Broadcasting & Entertainment	3.9%
Grocery	3.8%
Environmental & Facilities Services	3.7%
Leisure Equipment	3.3%
Industrial Services	3.1%
Insurance	2.9%
Telecommunications	2.5%
Utilities	2.4%
Transportation	2.0%
Healthcare	2.0%
Shipping	1.9%
Media	1.9%
Software	1.8%
Consumer Finance	1.8%
Retail	1.8%
Electronics	1.7%
Power	1.5%
Logistics	1.3%
Consumer Products	1.2%
Consulting Services	1.2%
Homebuilding	0.7%
Financial Services	0.7%
Chemicals	0.7%
Consumer Services	0.1%

Total Investments	100.0%

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

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2012

(in thousands, except shares)

INVESTMENTS IN CONTROLLED INVESTMENTS—11.1% (4)	Industry	Par Amount*	Cost	Fair Value (1)
CORPORATE DEBT—2.3%
Subordinated Debt/Corporate Notes—2.3%
Playpower Holdings Inc., 14.00% PIK, 12/15/15	Leisure Equipment	€16,617	$22,129	$21,576
Playpower, Inc., 12.50% PIK, 12/31/15	Leisure Equipment	£10,887	16,367	16,960

Total Subordinated Debt/Corporate Notes			$38,496	$38,536

TOTAL CORPORATE DEBT			$38,496	$38,536

		Shares
EQUITY—8.8%
Common Equity/Interests—8.8%
AIC Credit Opportunity Fund LLC (5) ‡	Asset Management	—	$63,029	$56,034
Generation Brands Holdings, Inc. (Quality Home Brands) **	Consumer Products	750	—	130
Generation Brands Holdings, Inc. Series H (Quality Home Brands) **	Consumer Products	7,500	2,297	1,300
Generation Brands Holdings, Inc. Series 2L (Quality Home Brands) **	Consumer Products	44,957	11,242	7,793
LVI Parent Corp. (LVI Services, Inc.)	Environmental & Facilities Services	14,981	16,096	21,504
Playpower Holdings Inc.	Leisure Equipment	1,000	77,722	61,111

Total Common Equity/Interests			$170,386	$147,872

TOTAL EQUITY			$170,386	$147,872

Total Investments in Controlled Investments			$208,882	$186,408

Total Investments—158.9% (6,7)			$2,851,584	$2,677,080
Liabilities in Excess of Other Assets—(58.9%)				(991,849)

Net Assets—100.0%				$1,685,231

(1)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2).
(2)	Denominated in Euro (€).
(3)	The Company is the sole Limited Partner in GS Prysmian Co-Invest L.P.
(4)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the fiscal year ended March 31, 2012 in these Controlled investments are as follows:

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

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited)

(in thousands except share and per share amounts)

Note 1. Organization

Apollo Investment Corporation (“Apollo Investment”, the “Company”, “AIC”, “we”, “us”, or “our”), a Maryland corporation organized on February 2, 2004, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”), under the Internal Revenue Code of 1986, as amended (“the Code”). Our investment objective is to generate current income and capital appreciation. We invest in various forms of debt investments including senior secured loans, subordinated and mezzanine investments and/or equity in private middle-market companies. From time to time, we may also invest in the securities of public companies. Our portfolio is comprised primarily of investments in subordinated debt, sometimes referred to as mezzanine debt, and senior secured loans of private-middle market companies that, in the case of senior secured loans, generally are not broadly syndicated and whose aggregate tranche size is typically less than $300 million. From time to time, our portfolio also includes equity interests such as common stock, preferred stock, warrants or options.

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

Interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 or 10 of Regulation S-X, as appropriate. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair statement of financial statements for the interim period, have been included.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the quarter ended September 30, 2012, there has been no change to the Company’s valuation techniques and related inputs considered in the valuation process.

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

(d) The Company records interest and dividend income, adjusted for amortization of premium and accretion of discount, on an accrual basis. Some of our loans and other investments, including certain preferred equity investments, may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends computed at the contractual rate are accrued into income and reflected as receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. At the point the Company believes PIK is not expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are reversed from the related receivable through interest or dividend income, respectively. The Company does not reverse previously capitalized PIK interest or dividends. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if the Company again believes that PIK is expected to be realized. For the six months ended September 30, 2012, accrued PIK totaled $8,788, on total investment income of $164,164. Loan origination fees, original issue discount, and market discounts are capitalized and amortized into income using the interest method or straight-line, as applicable. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and other investments as interest income when we receive such amounts. Structuring fees are recorded as other income when earned. Investments that are expected to pay regularly scheduled interest and/or dividends in cash are generally placed on non-accrual status when principal or interest/dividend cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest/dividend cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest or dividends are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining interest or dividend obligations. Interest or dividend cash payments received on non-accrual designated investments may be recognized as income or applied to principal depending upon management’s judgment.

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

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

(h) In accordance with Regulation S-X, the Company generally will not consolidate its interest in any company other than in investment company subsidiaries and controlled operating companies substantially all of whose business consists of providing services to the Company. Consequently, the Company has not consolidated special purpose entities through which the special purpose entity acquired and holds investments subject to financing with third parties. At September 30, 2012, the Company did not have any subsidiaries or controlled operating companies that were consolidated. See additional information within note 6.

(i) The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included with the net realized gains or losses and unrealized depreciation or appreciation from investments. The Company’s investments in foreign securities may involve certain risks, including without limitation: foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments and therefore the earnings of the Company.

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

Note 3. Agreements

The Company has an Investment Advisory and Management Agreement (the “Investment Advisory Agreement”) with Apollo Investment Management, L.P. (the “Investment Adviser” or “AIM”), under which the Investment Adviser, subject to the overall supervision of our board of directors, will manage the day-to-day operations of, and provide investment advisory services to the Company. For providing these services, the Investment Adviser receives a fee from the Company, consisting of two components—a base management fee and a performance-based incentive fee. The base management fee is determined by taking the average value of our gross assets, net of payable for cash equivalents purchased at the end of the two most recently completed calendar quarters calculated at an annual rate of 2.00%. The incentive fee has two parts, as follows: one part is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income including any other fees (other than fees for providing managerial assistance), such

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under an administration agreement (the “Administration Agreement”) between the Company and Apollo Investment Administration, LLC (the “Administrator”), and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income does not include any realized capital gains computed net of all realized capital losses and unrealized capital depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the rate of 1.75% per quarter (7% annualized). Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 2% base management fee. For a one year period commencing April 2, 2012, AIM has agreed to voluntarily waive the management fee on the proceeds of the April 2, 2012 common equity issuance. For the three and six months ended September 30, 2012, total management fees waived were $400 and $794 respectively. For the three and six months ended September 30, 2012, total incentive fees waived were $315 and $587, respectively.

The Company pays the Investment Adviser an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed 1.75%, which we commonly refer to as the performance threshold; (2) 100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds 1.75% but does not exceed 2.1875% in any calendar quarter; and (3) 20% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are appropriately prorated for any period of less than three months. The effect of the fee calculation described above is that if pre-incentive fee net investment income is equal to or exceeds 2.1875%, the Investment Adviser will receive a fee of 20% of our pre-incentive fee net investment income for the quarter. The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of our cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For accounting purposes only, we are required under GAAP to accrue a theoretical capital gains incentive fee based upon net realized capital gains and unrealized capital appreciation and depreciation on investments held at the end of each period.

The accrual of this theoretical capital gains incentive fee assumes all unrealized capital appreciation and depreciation is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no such fee for the three and six months ended September 30, 2012 and September 30, 2011. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (“Advisers Act”) or Investment Advisory Agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the Investment Advisory Agreement which specifically excludes consideration of unrealized capital appreciation.

AIM is not paid the portion of the incentive fee that is attributable to deferred interest, such as PIK, until the Company receives such interest in cash. The accrual of incentive fees shall be reversed if such interest is reversed in connection with any write off or similar treatment of the investment. Upon payment of the deferred incentive fee, AIM will also receive interest on the deferred interest for the period between the date in which the incentive fee is earned and the date of payment.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

For the three and six months ended September 30, 2012, the Company recognized $13,464 and $26,890, respectively, in base management fees and $10,627 and $19,872, respectively, in performance-based incentive fees. For the three and six months ended September 30, 2011, the Company recognized $15,549 and $31,478, respectively, in base management fees and $11,383 and $19,764, respectively, in performance-based incentive fees. The fees for the three and six months ended September 30, 2011 reflect a reduction due to a prior payment of an unearned portion of the fees to the Investment Adviser of $0 and $2,783, respectively.

The Company has also entered into an Administration Agreement with the Administrator under which the Administrator provides administrative services for the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator and requested to be reimbursed for performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of its chief financial officer and chief compliance officer and their respective staffs. The Administrator will also provide, on our behalf, managerial assistance to those portfolio companies to which the Company is required to provide such assistance. For the three and six months ended September 30, 2012, the Company recognized expenses under the Administration Agreement of $769 and $1,519, respectively. For the three and six months ended September 30, 2011, the Company recognized expenses under the Administration Agreement of $1,500 and $2,387, respectively.

Note 4. Net Asset Value Per Share

At September 30, 2012, the Company’s net assets and net asset value per share were $1,715,469 and $8.46, respectively. This compares to net assets and net asset value per share at March 31, 2012 of $1,685,231 and $8.55, respectively.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share, pursuant to ASC 260-10, for the three months and six months ended September 30, 2012 and September 30, 2011, respectively:

	Three months ended September 30,		Six months ended September 30,
Amounts are in thousands, except per share data	2012	2011	2012	2011
Earnings per share—basic
Numerator for increase (decrease) in net assets per share:	$73,036	$(267,250)	$61,394	$(267,194)
Denominator for basic weighted average shares:	202,891,351	196,366,742	202,859,395	196,134,875
Basic earnings (loss) per share:	$0.36	$(1.36)	$0.30	$(1.36)

Earnings per share—diluted
Numerator for increase (decrease) in net assets per share:	$73,036	$(267,250)	$61,394	$(267,194)
Adjustment for interest on convertible notes and for incentive fees, net	2,574	2,577	5,143	5,153

Numerator for increase (decrease) in net assets per share, as adjusted	$75,610	$(264,673)	$66,537	$(262,041)
Denominator for weighted average shares, as adjusted for dilutive effect of convertible notes:	217,439,451	210,914,842	217,407,495	210,682,975
Diluted earnings (loss) per share*:	$0.35	$(1.36)	$0.30	$(1.36)

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

*	In applying the if-converted method, conversion shall not be assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. For the three months ended September 30, 2012, there was no anti-dilution. For the six months ended September 30, 2012, anti-dilution was $0.01. For the three and six months ended September 30, 2011, anti-dilution would total $0.11 and $0.12, respectively.

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

In the first of these investments, in June 2008 we invested through AIC Holdco $39,500 in AIC (FDC) Holdings LLC (“Apollo FDC”). Apollo FDC used the proceeds to purchase a Junior Profit-Participating Note due 2013 in principal amount of $39,500 (the “Junior Note”) issued by Apollo I Trust (the “Trust”). The Trust also issued a Senior Floating Rate Note due 2013 (the “Senior Note”) to an unaffiliated third party (“FDC Counterparty”) in principal amount of $39,500 paying interest at the London Interbank Offered Rate (“LIBOR”) plus 1.50%, increasing over time to LIBOR plus 2.0%. The Trust used the aggregate $79,000 proceeds to acquire $100,000 face value of a senior subordinated loan of First Data Corporation (the “FDC Loan”) due 2016. The FDC Loan pays interest at 11.25% per year. The Junior Note of the Trust owned by Apollo FDC pays to Apollo FDC all of the interest and other proceeds received by the Trust on the FDC Loan after satisfying the Trust’s obligations on the Senior Note. The holder of the Senior Note has no recourse to Apollo FDC, AIC Holdco or us with respect to any interest on, or principal of, the Senior Note. However, if the value of the FDC Loan held by the Trust declines sufficiently, the investment would be unwound unless Apollo FDC posts additional collateral for the benefit of the Senior Note. Consequently, the maximum exposure on this investment is the amount of our investment in the Junior Note and any additional collateral we determine to post. During the fiscal year ended March 31, 2012, we sold $47,145 face value of the FDC Loan. As a result of this transaction, as of September 30, 2012, the FDC Loan par balance outstanding is $52,855, the Junior Note balance is $21,472 and the Senior Note balance is $20,283.

In the second of these investments, in June 2008 we invested through AIC Holdco $11,375 in AIC (TXU) Holdings LLC (“Apollo TXU”). Apollo TXU acquired exposure to $50,000 notional amount of a LIBOR plus 3.5% senior secured delayed draw term loan of Texas Competitive Electric Holdings (“TXU”) due 2014 through a non-recourse total return swap (the “TRS”) with an unaffiliated third party expiring on October 10, 2013. Pursuant to such delayed draw term loan, Apollo TXU pays an unaffiliated third-party interest at LIBOR plus 1.5% and generally receives all proceeds due under the delayed draw term loan of TXU (the “TXU Term Loan”). Like Apollo FDC, Apollo TXU is entitled to 100% of any realized appreciation in the TXU Term Loan and, since the TRS is a non-recourse arrangement, Apollo TXU is exposed only up to the amount of its investment in the TRS, plus any additional margin we decide to post, if any, during the term of the financing. The TRS does not constitute a senior security or a borrowing of Apollo TXU. In connection with the amendment and extension of the TXU Term Loan in April 2011, for which Apollo TXU received a consent fee along with an increase in the rate of the TXU Term Loan to LIBOR plus 4.5%, Apollo TXU extended its TRS to 2016 at a rate of LIBOR plus 2.0%. As of September 30, 2012, Apollo TXU’s notional exposure to the TXU term loan is $47,471.

In the third of these investments, in September 2008 we invested through AIC Holdco $10,022 in AIC (Boots) Holdings, LLC (“Apollo Boots”). Apollo Boots acquired €23,383 and £12,465 principal amount of senior term loans of AB Acquisitions Topco 2 Limited, a holding company for the Alliance Boots group of companies (the

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

“Boots Term Loans”), out of the proceeds of our investment and a multicurrency $40,876 equivalent non-recourse loan to Apollo Boots (the “Acquisition Loan”) by an unaffiliated third party that matures in September 2013 and pays interest at LIBOR plus 1.25% or, in certain cases, the higher of the Federal Funds Rate plus 0.50% or the lender’s prime-rate. The Boots Term Loans pay interest at the rate of LIBOR plus 3% per year and mature in June 2015. During the three and six months ended September 30, 2012, we sold €13,275 and £11,561 and €23,383 and £12,465 principal amount of the Boots Term Loans, respectively. At September 30, 2012, there was no outstanding principal balance of the Boots Term Loans with the assets representing the receivable due on the sale of the Boots Term Loans.

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

The Senior Note, TRS and Acquisition Loan are non-recourse to AIC Holdco, its subsidiaries and us and have standard events of default including failure to pay contractual amounts when due and failure by each of the underlying Apollo special purpose entities to provide additional credit support, sell assets or prepay a portion of its obligations if the value of the FDC Term Loan, the TXU Term Loan or the Boots Term Loans, as applicable, declines below specified levels. We may unwind any of these transactions at any time without penalty. From time to time we may provide additional capital to AIC Holdco for purposes of reserving for or funding margin calls under one or more of the transactions described above among other reasons. During the fiscal year ended March 31, 2009, we provided $18,480 in additional net capital to AIC Holdco. During the fiscal year ended March 31, 2010, $9,336 of net capital was returned to us from AIC Holdco. During the fiscal year ended March 31, 2011, $1,700 of net capital was provided to AIC Holdco. During the fiscal year ended March 31, 2012, $8,712 of net capital was returned to us from AIC Holdco. During the six months ended September 30, 2012, $575 of net capital was provided to AIC Holdco. The Junior Note and TRS were performing assets as of the date of these financial statements.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Below is summarized financial information for AIC Holdco as of September 30, 2012 and March 31, 2012 and for the six months ended September 30, 2012 and 2011.

	September 30, 2012 (unaudited)	March 31, 2012
Assets
Cash	$10	$15
Apollo FDC[1]	31,151	27,947
Apollo TXU[2]	26,641	26,066
Apollo Boots[3]	47,403	47,999
Other Assets	3,438	2,886

Total Assets	$108,643	$104,913

Liabilities
Apollo FDC[4]	$—	$—
Apollo TXU[5]	9,945	16,045
Apollo Boots[6]	29,121	29,948
Other Liabilities	3,438	2,886

Total Liabilities	$42,504	$48,879

Net Assets
Apollo FDC	$31,151	$27,947
Apollo TXU	16,696	10,021
Apollo Boots	18,282	18,051
Other	10	15

Total Net Assets	$66,139	$56,034

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

	Six months ended September 30, 2012 (unaudited)	Six months ended September 30, 2011 (unaudited)
Net Operating Income (Loss)
Apollo FDC[7]	$2,686	$5,126
Apollo TXU[7]	663	2,095
Apollo Boots[7]	691	984
Other	(5)	(16)

Total Operating Income	$4,035	$8,189

Net Realized Gain (Loss)
Apollo Boots	$33,269	$—

Total Net Realized Gain (Loss)	$33,269	$—

Net Change in Unrealized Appreciation / Depreciation
Apollo FDC	$3,204	$(32,208)
Apollo TXU	6,100	(7,575)
Apollo Boots	(33,022)	(5,613)

Total Net Change in Unrealized Appreciation / Depreciation	$(23,718)	$(45,396)

Net Income (Loss)[8]
Apollo FDC	$5,890	$(27,082)
Apollo TXU	6,763	(5,480)
Apollo Boots	938	(4,629)
Other	(5)	(16)

Total Net Income (Loss)	$13,586	$(37,207)

(1)	Represents fair value of the Junior Note held by Apollo FDC. Cost: $21,472 and $21,472, at September 30, 2012 and March 31, 2012, respectively.
(2)	Represents fair value of collateral posted in relation to the TRS held by Apollo TXU. Cost: $26,641 and $26,066 at September 30, 2012 and March 31, 2012, respectively.
(3)	Represents fair value of the Boots Term Loans held by Apollo Boots and fair value of receivable for Boots Term Loans sold during the period. Cost of outstanding par was $50,109 at March 31, 2012. There was no outstanding principal balance of the Boots Term loans at September 30, 2012.
(4)	Apollo FDC’s interest is subject to a senior note of a separate entity of $20,283 and $20,283 at September 30, 2012 and March 31, 2012, respectively; However, Apollo FDC has no liability for such senior note.
(5)	Represents liability on the TRS held by Apollo TXU.
(6)	Represents liability of Apollo Boots on the Acquisition Loan.
(7)	In the case of Apollo FDC, net operating income consists of interest income on the Junior Note less interest paid on the senior note together with immaterial administrative expenses. In the case of Apollo TXU, net operating income consists of net payments from (to) the swap counterparty of Apollo TXU’s obligation to pay interest and its right to receive the proceeds in respect of the reference asset, together with immaterial administrative expenses. In the case of AIC Boots, net operating income consists of interest income on the Boots Term Loans, less interest payments on the Acquisition Loan together with immaterial administrative expenses. There are no management or incentive fees.
(8)	Net income is the sum of operating income, realized gain (loss) and net change in unrealized appreciation / depreciation.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Investments and cash equivalents for the Company

Investments and cash equivalents for the Company consisted of the following as of September 30, 2012 and March 31, 2012.

	September 30, 2012		March 31, 2012
	Cost	Fair Value	Cost	Fair Value
Bank Debt/Senior Secured Loans	$1,034,105	$1,000,074	$826,914	$791,810
Subordinated Debt/Corporate Notes	1,452,174	1,383,785	1,684,625	1,592,827
Collateralized Loan Obligations	54,988	56,757	7,109	7,691
Preferred Equity	41,095	26,195	39,017	34,927
Common Equity/Interests	229,201	197,503	291,820	240,096
Warrants	2,099	11,775	2,099	9,729

Total Investments	$2,813,662	$2,676,089	$2,851,584	$2,677,080
Cash Equivalents	—	—	—	—

Total Investments and Cash Equivalents	$2,813,662	$2,676,089	$2,851,584	$2,677,080

At September 30, 2012, our investments and cash equivalents were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurement at Reporting Date Using:
Description	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Bank Debt/Senior Secured Loans	$1,000,074	$—	$—	$1,000,074
Subordinated Debt/Corporate Notes	1,383,785	—	—	1,383,785
Collateralized Loan Obligations	56,757	—	—	56,757
Preferred Equity	26,195	—	—	26,195
Common Equity/Interests	197,503	—	—	197,503
Warrants	11,775	—	—	11,775

Total Investments	$2,676,089	$—	$—	$2,676,089
Cash Equivalents	—	—	—	—

Total Investments and Cash Equivalents	$2,676,089	$—	$—	$2,676,089

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

At March 31, 2012, our investments and cash equivalents were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurement at Reporting Date Using:
Description	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Bank Debt/Senior Secured Loans	$791,810	$—	$—	$791,810
Subordinated Debt/Corporate Notes	1,592,827	—	—	1,592,827
Collateralized Loan Obligations	7,691	—	—	7,691
Preferred Equity	34,927	—	—	34,927
Common Equity/Interests	240,096	—	—	240,096
Warrants	9,729	—	—	9,729

Total Investments	$2,677,080	$—	$—	$2,677,080
Cash Equivalents	—	—	—	—

Total Investments and Cash Equivalents	$2,677,080	$—	$—	$2,677,080

The following chart shows the components of change in our investments categorized as Level 3, for the six months ended September 30, 2012.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)*
	Bank Debt / Senior Secured Loans	Subordinated Debt/ Corporate Notes	Collateralized Loan Obligations	Preferred Equity	Common Equity/ Interests	Warrants	Total
Beginning Balance, March 31, 2012	$791,810	$1,592,827	$7,691	$34,927	$240,096	$9,729	$2,677,080
Total realized gains (losses) included in earnings	1,779	(18,119)	—	—	(42,719)	—	(59,059)
Total change in unrealized depreciation/appreciation included in earnings	1,070	23,373	1,177	(10,811)	20,027	2,046	36,882
Purchases, including capitalized PIK (1)	320,110	246,592	47,889	2,079	676	—	617,346
Sales	(110,012)	(460,888)	—	—	(25,260)	—	(596,160)
Transfer in and/or out of Level 3 (2)	(4,683)	—	—	—	4,683	—	—

Ending Balance, September 30, 2012	$1,000,074	$1,383,785	$56,757	$26,195	$197,503	$11,775	$2,676,089

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized depreciation/appreciation relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized depreciation/appreciation on investments in our Statement of Operations.	$6,842	$9,903	$1,187	$(10,811)	$21,067	$2,046	$30,234

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

(1)	Includes accretion of discount and amortization of premiums of approximately $2,513, $8,394, $134, $97, $0, $0, and $11,138, respectively.
(2)	There were also no transfers into or out of Level 1 or Level 2 fair value measurements during the period shown. There was a transfer between asset categories due to the restructuring of a portfolio company which altered the securities held by the Company.
*	Pursuant to fair value measurement and disclosure guidance, the Company currently categorizes investments by class as shown above.

Accumulated PIK income activity for the six months ended September 30, 2012:

Six Months Ended September 30, 2012
PIK balance at beginning of period	$32,963
Gross PIK income capitalized	12,409
Adjustments due to investment exits	—
PIK income received in cash	(2,434)

PIK balance at end of period	$42,938

The following chart shows the components of change in our investments categorized as Level 3, for the six months ended September 30, 2011.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)*
	Bank Debt / Senior Secured Loans	Subordinated Debt/Corporate Notes	Collateralized Loan Obligations	Preferred Equity	Common Equity/Interests	Warrants	Total
Beginning Balance, March 31, 2011	$1,013,745	$1,730,656	$28,770	$33,132	$227,771	$16,084	$3,050,158
Total realized gains (losses) included in earnings	5,861	(84,834)	—	—	7,534	6,903	(64,536)
Total change in unrealized depreciation/appreciation included in earnings	(69,025)	(189,067)	(3,462)	(119)	(38,177)	(5,619)	(305,469)
Purchases, including capitalized PIK (1)	336,627	835,176	214	2,231	81,565	—	1,255,813
Sales	(448,872)	(614,137)	(7,770)	—	(28,558)	(9,324)	(1,108,661)
Transfer in and/or out of Level 3 (2)	—	—	—	—	—	—	—

Ending Balance, September 30, 2011	$838,336	$1,677,794	$17,752	$35,244	$250,135	$8,044	$2,827,305

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized depreciation/appreciation relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized depreciation/appreciation on investments in our Statement of Operations.	$(61,102)	$(233,846)	$(2,372)	$(119)	$(35,696)	$(366)	$(333,501)

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

(1)	Includes accretion of discount and amortization of premiums of approximately $2,010, $6,461, $215, $97, $0, $0, and $8,783, respectively.
(2)	There were also no transfers into or out of Level 1 or Level 2 fair value measurements during the period shown.
*	Pursuant to fair value measurement and disclosure guidance, the Company currently categorizes investments by class as shown above.

Accumulated PIK interest activity for the six months ended September 30, 2011:

Six Months Ended September 30, 2011
PIK balance at beginning of period	$165,651
Gross PIK income capitalized	8,362
Adjustments due to investment exits	(61,077)
PIK income received in cash	(59,323)

PIK balance at end of period	$53,613

The following table provides quantitative information about our Level 3 fair value measurements of our investments as of September 30, 2012. In addition to the techniques and inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of September 30, 2012	Valuation Techniques/ Methodologies	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	$655,694	Broker quoted	Mid of Bid/Ask Spread	NA
	344,380	Market Rate Approach	Market Interest Rate	9.5% – 18.0% (12.4%)
Subordinated Debt / Corporate Notes	804,245	Broker quoted	Mid of Bid/Ask Spread	NA
	579,540	Market Rate Approach	Market Interest Rate	9.3% – 17.5% (13.1%)
Collateralized Loan Obligations	7,621	Broker quoted	Mid of Bid/Ask Spread	NA
	49,136	Discounted Cash Flow	Discount Rate	11.5% – 13.5% (13.2%)
Preferred Equity	26,195	Market Comparable Companies	EBITDA Multiples	4.3x – 15.9x (5.7x)
Common Equity / Interests	5,539	Market Comparable Companies	Illiquidity Discount	7.0%
	125,496	Market Comparable Companies	EBITDA Multiples	4.3x – 15.9x (8.4x)
	66,468	Net Asset Value	Underlying Assets/Liabilities	NA
Warrants	11,775	Market Comparable Companies	EBITDA Multiples	0.2x – 5.7x (5.7x)

Total Investments	$2,676,089

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

Note 7. Foreign Currency Transactions and Translations

At September 30, 2012, the Company had outstanding non-US borrowings on its Facility denominated in Euros and British Pounds. Unrealized appreciation on these outstanding borrowings is indicated in the table below:

Foreign Currency	Local Currency	Original Borrowing Cost	Current Value	Reset Date	Unrealized Appreciation (Depreciation)
British Pound	£14,000	$22,213	$22,607	10/15/2012	$(394)
Euro	€102,618	137,993	132,017	10/29/2012	5,976
British Pound	£72,000	115,069	116,266	10/29/2012	(1,197)

		$275,275	$270,890		$4,385

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

Note 8. Cash Equivalents

There were no cash equivalents held at September 30, 2012 and March 31, 2012.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Note 9. Financial Highlights

The following is a schedule of financial highlights for the six months ended September 30, 2012 and the year ended March 31, 2012:

	Six months ended September 30, 2012 (unaudited)	Fiscal year ended March 31, 2012
Per Share Data:
Net asset value, beginning of period	$8.55	$10.03

Net investment income	0.41	0.88
Net realized and unrealized loss	(0.11)	(1.32)

Net increase/(decrease) in net assets resulting from operations	0.30	(0.44)
Dividends to stockholders from net investment income (1)	(0.40)	(0.88)
Distributions to stockholders from other sources (1)	—	(0.16)
Effect of anti-dilution (dilution)	0.01 *	— *
Offering costs	—	— *

Net asset value at end of period	$8.46	$8.55

Per share market price at end of period	$7.88	$7.17

Total return (2)	15.5%	(32.4)%

Shares outstanding at end of period	202,891,351	197,043,398

Ratio/Supplemental Data:
Net assets at end of period (in millions)	$1,715.5	$1,685.2

Ratio of net investment income to average net assets (3)	9.79%	9.77%

Ratio of operating expenses to average net assets (3)	6.19%**	6.70%
Ratio of interest and other debt expenses to average net assets (3)	3.29%	3.76%

Ratio of total expenses to average net assets	9.48%**	10.46%

Average debt outstanding	$971,864	$1,213,943

Average debt per share	$4.79	$6.18

Portfolio turnover ratio	23.4%	50.6%

(1)	Per share amounts reflect total dividends paid divided by the weighted average shares for the respective periods.
(2)	Total return is not annualized and is based on the change in market price per share during the respective periods. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.
(3)	Annualized
*	Represents less than one cent per average share.
**	The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is shown net of all voluntary fee waivers (see note 3). The ratio of annualized operating expenses to average net assets and the ratio of annualized total expenses to average net assets would be 6.35% and 9.64%, respectively, without the voluntary fee waivers.

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

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Senior Secured Facility
Fiscal 2013 (through September 30, 2012)	$464,720	$1,410	$—	N/A
Fiscal 2012	539,337	1,427	—	N/A
Fiscal 2011	628,443	1,707	—	N/A
Fiscal 2010	1,060,616	2,671	—	N/A
Fiscal 2009	1,057,601	2,320	—	N/A
Fiscal 2008	1,639,122	2,158	—	N/A
Fiscal 2007	492,312	4,757	—	N/A
Fiscal 2006	323,852	4,798	—	N/A
Fiscal 2005	—	—	—	N/A
Senior Secured Notes
Fiscal 2013 (through September 30, 2012)	$270,000	$819	$—	N/A
Fiscal 2012	270,000	714	—	N/A
Fiscal 2011	225,000	611	—	N/A
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
Fiscal 2005	—	—	—	N/A
Unsecured Notes
Fiscal 2013 (through September 30, 2012)	$200,000	$607	$—	N/A
Fiscal 2012	200,000	529	—	N/A
Fiscal 2011	200,000	544	—	N/A
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
Fiscal 2005	—	—	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by $1 to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit was divided based on the amount outstanding at the end of the period for each.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, as senior securities are not registered for public trading.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Note 10. Debt

Senior Secured Facility

On May 23, 2012, the Company amended and restated its senior secured, multi-currency, revolving credit facility (the “Senior Secured Facility”). The Senior Secured Facility extends the lenders’ commitments totaling approximately $1.14 billion through May, 2015, and allows the Company to seek additional commitments from new and existing lenders in the future, up to an aggregate facility size not to exceed $1.71 billion. The Senior Secured Facility is secured by substantially all of the assets in Apollo Investment’s portfolio, including cash and cash equivalents. The final maturity date of the Senior Secured Facility is May 23, 2016. Commencing June 23, 2015, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the Senior Secured Facility as of May 23, 2015. Pricing for Alternate Base Rate (ABR) borrowings will be 125 basis points over the applicable Prime Rate and pricing for eurocurrency borrowings will be 225 basis points over the LIBOR Rate. Terms used in the foregoing sentence have the meanings set forth in the Senior Secured Facility. The Senior Secured Facility contains affirmative and restrictive covenants, including: (a) periodic financial reporting requirements, (b) maintaining minimum stockholders’ equity of the greater of (i) 40% of the total assets of Apollo Investment and its consolidated subsidiaries as at the last day of any fiscal quarter and (ii) the sum of (A) $800,000 plus (B) 25% of the net proceeds from the sale of equity interests in Apollo Investment after the closing date of the Facility, (c) maintaining a ratio of total assets, less total liabilities (other than indebtedness) to total indebtedness, in each case of Apollo Investment and its consolidated subsidiaries, of not less than 2.0:1.0, (d) limitations on the incurrence of additional indebtedness, including a requirement to meet a certain minimum liquidity threshold before Apollo Investment can incur such additional debt, (e) limitations on liens, (f) limitations on investments (other than in the ordinary course of Apollo Investment’s business), (g) limitations on mergers and disposition of assets (other than in the normal course of Apollo Investment’s business activities), (h) limitations on the creation or existence of agreements that permit liens on properties of Apollo Investment’s consolidated subsidiaries and (i) limitations on the repurchase or redemption of certain unsecured debt and debt securities. In addition to the asset coverage ratio described in clause (c) of the preceding sentence, borrowings under the Senior Secured Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in Apollo Investment’s portfolio. The remaining capacity under the Senior Secured Facility was $675,280 at September 30, 2012.

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

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Senior Unsecured Convertible Notes

On January 25, 2011, the Company closed a private offering of $200,000 aggregate principal amount of senior unsecured convertible notes (the “Convertible Notes”). The Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Convertible Notes bear interest at an annual rate of 5.75%, payable semi-annually in arrears on January 15 and July 15 of each year, commencing on July 15, 2011. The Convertible Notes will mature on January 15, 2016, unless earlier converted or repurchased at the holder’s option. Prior to December 15, 2015, the Convertible Notes will be convertible only upon certain corporate reorganizations, dilutive recapitalizations or dividends, or if, during specified periods our shares trade at more than 130% of the then applicable conversion price or the Convertible Notes trade at less than 97% of their conversion value and, thereafter, at any time. The Convertible Notes will be convertible by the holders into shares of common stock, initially at a conversion rate of 72.7405 shares of the Company’s common stock per $1 principal amount of Convertible Notes (14,548,100 common shares) corresponding to an initial conversion price per share of approximately $13.75, which represents a premium of 17.5% to the $11.70 per share closing price of the Company’s common stock on The NASDAQ Global Select Market on January 19, 2011. The conversion rate will be subject to adjustment upon certain events, such as stock splits and combinations, mergers, spin-offs, increases in dividends in excess of $0.28 per share per quarter and certain changes in control. Certain of these adjustments, including adjustments for increases in dividends, are subject to a conversion price floor of $11.70 per share. The Convertible Notes are senior unsecured obligations and rank senior in right of payment to our existing and future indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities. As more fully reflected in Note 5, the issuance is to be considered as part of the if-converted method for calculation and statement of diluted EPS.

The average outstanding debt balance was $971,864 and $1,213,943 for the six months ended September 30, 2012 and the fiscal year ended March 31, 2012, respectively. The weighted average annual interest cost for the six months ended September 30, 2012 was 4.40%, exclusive of 1.37% for commitment fees and amortization of debt issuance costs. The weighted average annual interest cost for the six months ended September 30, 2011 was 4.35%, exclusive of 0.97% for commitment fees and amortization of debt issuance costs. This weighted average annual interest cost reflects the average interest cost for all debt. The maximum amount of debt outstanding during the six months ended September 30, 2012 and the fiscal year ended March 31, 2012 was $1,044,479 and $1,429,163, respectively, at value. As of September 30, 2012, the Company is in compliance with all debt covenants.

Note 11. Commitments and Contingencies

As of September 30, 2012, AIC had outstanding commitments with banks to purchase secured term loans and unsecured bridge loans in the aggregate amount of $325,503. AIC’s commitments are subject to the consummation of the underlying corporate transactions and conditional upon receipt of all necessary shareholder, regulatory and other applicable approvals.

As of November 7, 2012 the outstanding commitments with banks to purchase secured term loans and unsecured bridge loans in the aggregate was $106,000.

The Company also has unfunded commitments on senior loans as of September 30, 2012, of $85,514.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Note 12. Subsequent Events

On October 9, 2012, we issued $150,000 in aggregate principal amount of 6.625% senior unsecured notes due 2042 for net proceeds of $145,275 (the “2042 Notes”). Interest on the 2042 Notes is paid quarterly on January 15, April 15, July 15 and October 15, at a rate of 6.625% per year, commencing on January 15, 2013. The 2042 Notes mature on October 15, 2042. The Company may redeem the Notes in whole or in part at any time or from time to time on or after October 15, 2017. The 2042 Notes will be our general, unsecured obligations and will rank equal in right of payment with all of our existing and future senior, unsecured indebtedness. The proceeds from the sale of the 2042 Notes will be used to repay indebtedness owed under the Senior Secured Facility.

The Board of Directors declared a dividend of $0.20 per share for the third fiscal quarter of 2013, payable on January 4, 2013 to stockholders of record as of December 18, 2012.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Apollo Investment Corporation

We have reviewed the accompanying statement of assets and liabilities of Apollo Investment Corporation (the “Company”), including the schedule of investments, as of September 30, 2012 and the related statement of operations for the three and six month periods ended September 30, 2012 and September 30, 2011, and the statements of cash flows for the six month periods ended September 30, 2012 and September 30, 2011 and the statement of changes in net assets for the six month period ended September 30, 2012. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities, including the schedule of investments, as of March 31, 2012, and the related statement of operations, statement of changes in net assets and statement of cash flows for the year then ended (not presented herein), and in our report dated May 23, 2012, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet information and schedule of investments information, as of March 31, 2012 and is fairly stated in all material respects in relation to the statements from which it has been derived.

PricewaterhouseCoopers LLP

New York, New York

November 8, 2012

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

OVERVIEW

Apollo Investment was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a BDC under the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a RIC under Subchapter M of the Code. Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. Apollo Investment commenced operations on April 8, 2004 upon completion of its initial public offering that raised $870 million in net proceeds selling 62 million shares of its common stock at a price of $15.00 per share. Since then, and through September 30, 2012, we have raised approximately $1.9 billion in net proceeds from additional offerings of common stock.

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

Revenue

We generate revenue primarily in the form of interest and dividend income from the securities we hold and capital gains, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of mezzanine or senior secured loans, generally have a stated term of five to ten years and bear interest at a fixed rate or a floating rate usually determined on the basis of a benchmark: LIBOR, EURIBOR, GBP LIBOR, or the prime rate. Interest on debt securities is generally payable quarterly or semiannually and while U.S. subordinated debt and corporate notes typically accrue interest at fixed rates, some of our investments may include zero coupon and/or step-up bonds that accrue income on a constant yield to call or maturity basis. In addition, some of our investments provide for payments-in-kind (“PIK”) interest or dividends. Such amounts of accrued PIK interest or dividends are added to the cost of the investment on the respective capitalization dates and generally become due at maturity of the investment or upon the investment being called by the issuer. We may also generate revenue in the form of commitment, origination, structuring fees, fees for providing managerial assistance and, if applicable, consulting fees.

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

Portfolio and Investment Activity

During the three months ended September 30, 2012, we invested $395 million across 12 new and 11 existing portfolio companies, through a combination of primary and secondary market purchases. This compares to investing $403 million in 6 new and 8 existing portfolio companies for the three months ended September 30, 2011. Investments sold or prepaid during the three months ended September 30, 2012 totaled $343 million versus $387 million for the three months ended September 30, 2011.

At September 30, 2012, our portfolio consisted of 69 portfolio companies and was invested 37% in senior secured loans, 52% in subordinated debt, 1% in preferred equity and 10% in common equity and warrants measured at fair value versus 62 portfolio companies invested 30% in senior secured loans, 60% in subordinated debt, 1% in preferred equity and 9% in common equity and warrants measured at fair value at March 31, 2012.

The weighted average yields on our senior secured loan portfolio, subordinated debt portfolio and total debt portfolio as of September 30, 2012 at our current cost basis were 11.2%, 12.4% and 11.9%, respectively, exclusive of securities on non-accrual status. At September 30, 2011, the yields were 9.4%, 12.6% and 11.6%, respectively, exclusive of securities on non-accrual status.

Since the initial public offering of Apollo Investment in April 2004, and through September 30, 2012, invested capital totaled $9.4 billion in 188 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 100 different financial sponsors.

At September 30, 2012, 65% or $1.6 billion of our income-bearing investment portfolio is fixed rate and 35% or $0.8 billion is floating rate, measured at fair value. On a cost basis, 64% or $1.6 billion of our income-bearing investment portfolio is fixed rate and 36% or $0.9 billion is floating rate. At March 31, 2012, 67% or $1.6 billion of our income-bearing investment portfolio was fixed rate and 33% or $0.8 billion was floating rate, measured at fair value. On a cost basis, 65% or $1.7 billion of our income-bearing investment portfolio was fixed rate and 35% or $0.9 billion was floating rate at March 31, 2012.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered in the valuation process of independent valuation firms. For the quarter ended September 30, 2012, there was no change to the Company’s valuation techniques considered in the valuation process.

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

Revenue Recognition

The Company records interest and dividend income, adjusted for amortization of premium and accretion of discount, on an accrual basis. Some of our loans and other investments, including certain preferred equity investments, may have contractual PIK interest or dividends. PIK interest and dividends computed at the contractual rate are accrued into income and reflected as receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. At the point the Company believes PIK is not expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are reversed from the related receivable through interest or dividend income, respectively. The Company does not reverse previously capitalized PIK interest or dividends. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if the Company again believes that PIK is expected to be realized. For the three and six months ended September 30, 2012, accrued PIK totaled $4.5 million and $8.8 million, respectively, on total investment income of $83.8 million and $164.2 million, respectively. Loan origination fees, original issue discount, and market discounts are capitalized and amortized into income using the interest method or straight-line, as applicable. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and other investments as interest income when we receive such amounts. Structuring fees are recorded as other income when earned. Investments that are expected to pay regularly scheduled interest and/or dividends in cash are generally placed on non-accrual status when principal or interest/dividend cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest/dividend cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest or dividends are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining interest or dividend obligations. Interest or dividend cash payments received on non-accrual designated investments may be recognized as income or applied to principal depending upon management’s judgment.

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

RESULTS OF OPERATIONS

Results comparisons are for the three and six months ended September 30, 2012 and September 30, 2011.

Investment Income

For the three and six months ended September 30, 2012, gross investment income totaled $83.8 million and $164.2 million, respectively. For the three and six months ended September 30, 2011, gross investment income totaled $94.0 million and $188.6 million, respectively. The decrease in gross investment income for the three and six months ended September 30, 2012 as compared to the three and six months ended September 30, 2011 was primarily due to a smaller portfolio base coupled with a slight decline in the yields on the outstanding portfolio due to the repositioning of the portfolio up the capital structure of portfolio companies for both periods.

Expenses

Expenses totaled $39.3 million and $81.0 million, respectively, for the three and six months ended September 30, 2012, of which $24.1 million and $46.8 million, respectively, were base management fees and performance-based incentive fees and $12.5 million and $28.1 million, respectively, were interest and other debt expenses. Administrative services and other general and administrative expenses totaled $2.7 million and $6.1 million, respectively, for the three and six months ended September 30, 2012. Expenses totaled $48.4 million and $95.4 million, respectively, for the three and six months ended September 30, 2011, of which $26.9 million and $51.2 million, respectively, were base management fees and performance-based incentive fees and $17.3 million and $33.3 million, respectively, were interest and other debt expenses. Administrative services and other general and administrative expenses totaled $4.2 million and $10.8 million, respectively, for the three and six months ended September 30, 2011. Expenses consist of base investment advisory and management fees, insurance expenses, administrative services fees, legal fees, directors’ fees, audit and tax services expenses, and other general and administrative expenses. The decline in expenses for the three and six months ended September 30, 2012 compared to the three and six months ended September 30, 2011 was due to multiple factors including a smaller portfolio base and the AIM fee waiver which resulted in lower base management fees. Additionally, the average debt outstanding in the comparable periods was lower in 2012 which resulted in lower interest and debt costs in the comparable periods for 2012. Partially offsetting this decrease was $1.1 million in net non-recurring expenses relating to the refinancing of our Senior Secured Facility in the June 2012 quarter. In the six month period ended September 30, 2011, the Company recognized approximately $3.6 million in net non-recurring expenses, including legal and other professional expenses of $4.3 million net of a non-recurring reduction of administrative expenses.

Net Investment Income

The Company’s net investment income totaled $44.5 million and $83.2 million, or $0.22 and $0.41, on a per average share basis, respectively, for the three and six months ended September 30, 2012. The Company’s net investment income totaled $45.5 million and $93.2 million, or $0.23 and $0.47, on as per average share basis, respectively, for the three and six months ended September 30, 2011. For the six months ended September 30, 2012, the $83.2 million was net of $1.1 million of net non-recurring expenses relating to the refinancing of our Senior Secured Facility.

Net Realized Losses

The Company had investment sales, prepayments and refinancing totaling $342.7 million and $597.7 million respectively, for the three and six months ended September 30, 2012. The Company had investment sales, prepayments and refinancing totaling $387 million and $1.1 billion, respectively, for the three and six months ended September 30, 2011. Net realized losses for the three and six months ended September 30, 2012 were

$40.6 million and $59.4 million, respectively. Net realized losses for the three and six months ended September 30, 2011 were $20.2 million and $66.1 million, respectively. Net realized losses for the three and six month ended September 30, 2012 were primarily derived from the exits of select investments, including $42.8 million from the exit of New Omaha Holdings Co-Invests L.P. and a foreign exchange loss of $9.9 million derived from the sale of our investment in AB Acquisitions. A portion of the realized losses incurred upon the exit of these investments reversed out previously reported unrealized losses. Net realized losses for the three and six month periods ended September 30, 2011 were primarily derived from the exits of select investments, including Playpower Holdings, TL Acquisitions and FSC Holdings. A portion of the realized losses incurred upon the exit of these investments reversed out previously reported unrealized losses.

Net Unrealized Appreciation (Depreciation) on Investments, Cash Equivalents and Foreign Currencies

For the three and six months ended September 30, 2012, net change in unrealized depreciation on the Company’s investments, cash equivalents, foreign currencies and other assets and liabilities totaled $69.1 million and $37.6 million, respectively. For the three and six months ended September 30, 2011, net change in unrealized depreciation on the Company’s investments, cash equivalents, foreign currencies and other assets and liabilities totaled $(292.6) million and $(294.3) million, respectively. For the three and six months ended September 30, 2012, the positive change in unrealized depreciation was derived from a combination of improvements in the fundamental operating performance at select portfolio companies, general capital market conditions, and the recognition of realized losses which reversed previously recognized unrealized depreciation.

For the three and six months ended September 30, 2011, the increase in unrealized depreciation was derived from a decline in general capital market conditions offset by the recognition of realized losses which reversed unrealized depreciation.

Net Increase (Decrease) in Net Assets From Operations

For the three and six months ended September 30, 2012, the Company had a net increase in net assets resulting from operations of $73.0 million and $61.4 million, respectively For the three and six months ended September 30, 2011, the Company had a net decrease in net assets resulting from operations of $267.3 million and $267.2 million, respectively. For the three months ended September 30, 2012 basic and diluted earnings per average share were $0.36 and $0.35, respectively. For the six months ended September 30, 2012 basic and diluted earnings per average share were $0.30 and $0.30, respectively. For the three and six months ended September 30, 2011 basic and diluted losses per average share were $1.36 and $1.36, respectively

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through periodic follow-on equity and debt offerings, our senior secured, multi-currency $1.14 billion Senior Secured Facility maturing on May 23, 2016 (see note 10 within the Notes to Financial Statements), our senior secured notes, investments in special purpose entities in which we hold and finance particular investments on a non-recourse basis, as well as from cash flows from operations, investment sales of liquid assets and prepayments of senior and subordinated loans and income earned from investments. The Company also has investments in its portfolio that contain PIK provisions. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders annually in the form of dividends, even though the Company has not yet collected the cash. For the three and six months ended September 30, 2012, accrued PIK totaled $4.5 and $8.8 million, repectively, on total investment income of $83.8 and $164.2 million, respectively. For the three and six months ended September 30, 2011, accrued PIK totaled $4.9 and $8.4 million, respectively, on total investment income of $94.0 and $188.6 million, respectively. At September 30, 2012, the Company had $465 million in borrowings outstanding on its Senior Secured Facility and $675 million of unused capacity. As of September 30, 2012, aggregate lender commitments under the Senior Secured Facility total $1.14 billion.

On September 30, 2010, the Company entered into a note purchase agreement, providing for a private placement issuance of $225 million in aggregate principal amount of five-year, senior secured notes with a fixed interest rate of 6.25% and a maturity date of October 4, 2015 (the “2015 Notes”). On October 4, 2010, the 2015 Notes were sold to certain institutional accredited investors pursuant to an exemption from registration under the Securities Act of 1933, as amended, or the “Securities Act.” Interest on the 2015 Notes will be due semi-annually on April 4 and October 4, commencing on April 4, 2011. The proceeds from the issuance of the 2015 Notes were primarily used to reduce other outstanding borrowings and/or commitments on the Company’s then existing facility.

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

On August 11, 2011, the Company adopted a plan for the purpose of repurchasing up to $200 million of its common stock in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The Company’s plan was designed to allow it to repurchase its shares both during its open window periods and at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. A broker selected by the Company will have the authority under the terms and limitations specified in the plan to repurchase shares on the Company’s behalf in accordance with the terms of the plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plan. While the portion of the plan reliant on Rule 10b-18 remains in effect, the portion reliant on Rule 10b5-1 is subject to periodic renewal and is not currently in effect. As of September 30, 2012, no shares have been repurchased.

On September 29, 2011, the Company closed a private offering of $45 million aggregate principal amount of senior secured notes consisting of two series: (1) 5.875% Senior Secured Notes, Series A, of the Company due September 29, 2016 in the aggregate principal amount of $29 million; and (2) 6.250% Senior Secured Notes,

Series B, of the Company due September 29, 2018, in the aggregate principal amount of $16 million. The notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act.

In April 2012, the Company announced that a subsidiary of Apollo Global Management, LLC purchased 5,847,953 newly issued shares of the Company based on the NAV as of March 31, 2012 of $8.55 per share. AIC’s Investment Advisor, Apollo Investment Management, L.P., or “AIM”, is waiving the base management and incentive fees associated with this equity capital for a one year period between April 2, 2012 and April 1, 2013.

On October 9, 2012, we issued $150,000 in aggregate principal amount of 6.625% senior unsecured notes due 2042 for net proceeds of $145,275 (the “2042 Notes”). Interest on the 2042 Notes is paid quarterly on January 15, April 15, July 15 and October 15, at a rate of 6.625% per year, commencing on January 15, 2013. The 2042 Notes mature on October 15, 2042. The Company may redeem the Notes in whole or in part at any time or from time to time on or after October 15, 2017.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. (See note 2(m) within the accompanying financial statements.) At the end of each fiscal quarter, we consider taking proactive steps utilizing cash equivalents with the objective of enhancing our investment flexibility during the following quarter, pursuant to Section 55 of the 1940 Act. More specifically, we may purchase U.S. Treasury bills from time-to-time on the last business day of the quarter and typically close out that position on the following business day, settling the sale transaction on a net cash basis with the purchase, subsequent to quarter end. Apollo Investment may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our Senior Secured Facility, as we deem appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. There were no cash equivalents held as of September 30, 2012.

Contractual Obligations

	Payments due by Period as of September 30, 2012 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Revolving Credit Facility (1)	$465	$—	$155	$310	$—
Senior Secured Notes	$270	$—	$—	$254	$16
Unsecured Notes	$200	$—	$—	$200	$—

(1)	At September 30, 2012, the Senior Secured Facility had $675 million of unused capacity.

Excluded from the table above is $150 million in aggregate principal of senior unsecured notes that were issued on October 9, 2012 and are due October 15, 2042.

We have entered into two contracts under which we have future commitments: the Investment Advisory Agreement, pursuant to which AIM has agreed to serve as our investment adviser, and the Administration Agreement, pursuant to which AIA has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations and provide on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. Payments under the Investment Advisory Agreement are equal to (1) a percentage of the value of our average gross assets and (2) a two-part incentive fee. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of AIA’s overhead in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and our allocable portion of the costs of our chief financial officer and chief compliance officer and their respective staffs. Either party may terminate each of the Investment Advisory Agreement and Administration Agreement without penalty upon not more than 60 days’ written notice to the other. Please see note 3 within our financial statements for more information.

Off-Balance Sheet Arrangements (dollars in thousands)

As of September 30, 2012, the Company had outstanding commitments with banks to purchase secured term loans and unsecured bridge loans in the aggregate amount of $325,503. AIC’s commitments are subject to the consummation of the underlying corporate transactions and conditional upon receipt of all necessary shareholder, regulatory and other applicable approvals.

As of November 7, 2012 the outstanding commitments with banks to purchase secured term loans and unsecured bridge loans in the aggregate was $106,000.

The Company also has unfunded commitments on senior loans as of September 30, 2012, of $85,514.

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

In the first of these investments, in June 2008 we invested through AIC Holdco $39,500 in AIC (FDC) Holdings LLC (“Apollo FDC”). Apollo FDC used the proceeds to purchase a Junior Profit-Participating Note due 2013 in principal amount of $39,500 (the “Junior Note”) issued by Apollo I Trust (the “Trust”). The Trust also issued a Senior Floating Rate Note due 2013 (the “Senior Note”) to an unaffiliated third party in principal amount of $39,500 paying interest at LIBOR plus 1.50%, increasing over time to LIBOR plus 2.0%. The Trust used the aggregate $79,000 proceeds to acquire $100,000 face value of a senior subordinated loan of First Data Corporation (the “FDC Loan”) due 2016. The FDC Loan pays interest at 11.25% per year. The Junior Note of the Trust owned by Apollo FDC pays to Apollo FDC all of the interest and other proceeds received by the Trust on the FDC Loan after satisfying the Trust’s obligations on the Senior Note. The holder of the Senior Note has no recourse to Apollo FDC, AIC Holdco or us with respect to any interest on, or principal of, the Senior Note. However, if the value of the FDC Loan held by the Trust declines sufficiently, the investment would be unwound unless Apollo FDC posts additional collateral for the benefit of the Senior Note. Consequently, the maximum exposure on this investment is the amount of our investment in the Junior Note and any additional collateral we determine to post. During the fiscal year ended March 31, 2012, we sold $47,145 face value of the FDC Loan. As a result of this transaction, as of September 30, 2012, the FDC Loan par balance outstanding is $52,855, the Junior Note balance is $21,472 and the Senior Note balance is $20,283.

In the second of these investments, in June 2008 we invested through AIC Holdco $11,375 in AIC (TXU) Holdings LLC (“Apollo TXU”). Apollo TXU acquired exposure to $50,000 notional amount of a LIBOR plus 3.5% senior secured delayed draw term loan of Texas Competitive Electric Holdings (“TXU”) due 2014 through a non-recourse total return swap (the “TRS”) with an unaffiliated third party expiring on October 10, 2013. Pursuant to such delayed draw term loan, Apollo TXU pays an unaffiliated third-party interest at LIBOR plus 1.5% and generally receives all proceeds due under the delayed draw term loan of TXU (the “TXU Term Loan”). Like Apollo FDC, Apollo TXU is entitled to 100% of any realized appreciation in the TXU Term Loan and, since the TRS is a non-recourse arrangement, Apollo TXU is exposed only up to the amount of its investment in the TRS, plus any additional margin we decide to post, if any, during the term of the financing. The TRS does not constitute a senior security or a borrowing of Apollo TXU. In connection with the amendment and extension of the TXU Term Loan in April 2011, for which Apollo TXU received a consent fee along with an increase in the rate of the TXU Term Loan to LIBOR plus 4.5%, Apollo TXU extended its TRS to 2016 at a rate of LIBOR plus 2.0%. As of September 30, 2012, Apollo TXU’s notional exposure to the TXU term loan is $47,471.

In the third of these investments, in September 2008 we invested through AIC Holdco $10,022 in AIC (Boots) Holdings, LLC (“Apollo Boots”). Apollo Boots acquired €23,383 and £12,465 principal amount of senior term loans of AB Acquisitions Topco 2 Limited, a holding company for the Alliance Boots group of companies (the “Boots Term Loans”), out of the proceeds of our investment and a multicurrency $40,876 equivalent non-recourse loan to Apollo Boots (the “Acquisition Loan”) by an unaffiliated third party that matures in September 2013 and pays interest at LIBOR plus 1.25% or, in certain cases, the higher of the Federal Funds Rate plus 0.50% or the lender’s prime-rate. The Boots Term Loans pay interest at the rate of LIBOR plus 3% per year and mature in June 2015. During the three and six months ended September 30, 2012, we sold €13,275 and £11,561 and €23,383 and £12,465 principal amount of the Boots Term Loans, respectively. At September 30, 2012, there was no outstanding principal balance of the Boots Term Loans with the assets representing the receivable due on the sale of the Boots Term Loans.

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

The Senior Note, TRS and Acquisition Loan are non-recourse to AIC Holdco, its subsidiaries and us and have standard events of default including failure to pay contractual amounts when due and failure by each of the underlying Apollo special purpose entities to provide additional credit support, sell assets or prepay a portion of its obligations if the value of the FDC Term Loan, the TXU Term Loan or the Boots Term Loans, as applicable, declines below specified levels. We may unwind any of these transactions at any time without penalty. From time to time we may provide additional capital to AIC Holdco for purposes of reserving for or funding margin calls under one or more of the transactions described above among other reasons. During the fiscal year ended March 31, 2009, we provided $18,480 in additional net capital to AIC Holdco. During the fiscal year ended March 31, 2010, $9,336 of net capital was returned to us from AIC Holdco. During the fiscal year ended March 31, 2011, $1,700 of net capital was provided to AIC Holdco. During the fiscal year ended March 31, 2012, $8,712 of net capital was returned to us from AIC Holdco. During the six months ended September 30, 2012, $575 of net capital was provided to AIC Holdco.

The Junior Note and TRS were performing assets as of the date of these financial statements.

Below is summarized financial information for AIC Holdco as of September 31, 2012 and March 31, 2012 and for the six months ended September 30, 2012 and 2011 (in thousands).

	September 30, 2012 (unaudited)	March 31, 2012
Assets
Cash	$10	$15
Apollo FDC[1]	31,151	27,947
Apollo TXU[2]	26,641	26,066
Apollo Boots[3]	47,403	47,999
Other Assets	3,438	2,886

Total Assets	$108,643	$104,913

Liabilities
Apollo FDC[4]	$—	$—
Apollo TXU[5]	9,945	16,045
Apollo Boots[6]	29,121	29,948
Other Liabilities	3,438	2,886

Total Liabilities	$42,504	$48,879

Net Assets
Apollo FDC	$31,151	$27,947
Apollo TXU	16,696	10,021
Apollo Boots	18,282	18,051
Other	10	15

Total Net Assets	$66,139	$56,034

	Six Months Ended September 30, 2012 (unaudited)	Six Months Ended September 30, 2011 (unaudited)
Net Operating Income (Loss)
Apollo FDC[7]	$2,686	$5,126
Apollo TXU[7]	663	2,095
Apollo Boots[7]	691	984
Other	(5)	(16)

Total Operating Income	$4,035	$8,189

Net Realized Gain (Loss)
Apollo Boots	$33,269	$—

Total Net Realized Gain (Loss)	$33,269	$—

Net Change in Unrealized Appreciation / Depreciation
Apollo FDC	$3,204	$(32,208)
Apollo TXU	6,100	(7,575)
Apollo Boots	(33,022)	(5,613)

Total Net Change in Unrealized Appreciation / Depreciation	$(23,718)	$(45,396)

Net Income (Loss)[8]
Apollo FDC	$5,890	$(27,082)
Apollo TXU	6,763	(5,480)
Apollo Boots	938	(4,629)
Other	(5)	(16)

Total Net Income (Loss)	$13,586	$(37,207)

(1)	Represents fair value of the Junior Note held by Apollo FDC. Cost: $21,472 and $21,472, respectively.
(2)	Represents fair value of collateral posted in relation to the TRS held by Apollo TXU. Cost: $26,641 and $26,066, respectively.
(3)	Represents fair value of the Boots Term Loans held by Apollo Boots and fair value of receivable for Boots Term Loans sold during the period. Cost: $0 and $50,109, respectively.
(4)	Apollo FDC’s interest is subject to a senior note of a separate entity of $20,283 and $20,283 at September 30, 2012 and March 31, 2012, respectively; However, Apollo FDC has no liability for such senior note.
(5)	Represents liability on the TRS held by Apollo TXU.
(6)	Represents liability of Apollo Boots on the Acquisition Loan.
(7)	In the case of Apollo FDC, net operating income consists of interest income on the Junior Note less interest paid on the senior note together with immaterial administrative expenses. In the case of Apollo TXU, net operating income consists of net payments from (to) the swap counterparty of Apollo TXU’s obligation to pay interest and its right to receive the proceeds in respect of the reference asset, together with immaterial administrative expenses. In the case of AIC Boots, net operating income consists of interest income on the Boots Term Loans, less interest payments on the Acquisition Loan together with immaterial administrative expenses. There are no management or incentive fees.
(8)	Net income is the sum of operating income, realized gain (loss) and net change in unrealized appreciation / depreciation.

Dividends

Dividends to stockholders for the three and six months ended September 30, 2012 totaled $40.6 million or $0.20 per share, and $81.2 million or $0.40 per share, respectively. Dividends to stockholders for the three and six months ended September 30, 2011 totaled $55.0 million or $0.28 per share, and $109.8 million or $0.56 per share, respectively. Tax characteristics of all dividends will be reported to shareholders on Form 1099 after the end of the calendar year. Our quarterly dividends, if any, will be determined by our Board of Directors.

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

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may in the future be limited in our ability to make distributions. Also, our Senior Secured Facility may limit our ability to declare dividends if we default under certain provisions or fail to satisfy other conditions. If we do not distribute a certain percentage of our income annually, we may suffer adverse tax consequences, including possible loss of the tax benefits available to us as a regulated investment company. In addition, in accordance with U.S. generally accepted accounting principles and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind interest, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may not be able to meet the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a regulated investment company.

With respect to the dividends to stockholders, income from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies is treated as taxable income and accordingly, distributed to stockholders.

Pursuant to a recent revenue procedure (Revenue Procedure 2010-12), issued by the IRS (the “Revenue Procedure”), the IRS has indicated that it will treat distributions from certain publicly traded RICs (including BDCs) that are paid part in cash and part in stock as dividends that would satisfy the RIC’s annual distribution requirements and qualify for the dividends paid deduction for federal income tax purposes. In order to qualify for such treatment, the Revenue Procedure requires that at least 10% of the total distribution be payable in cash and that each stockholder have a right to elect to receive its entire distribution in cash. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a proportionate share of the cash to be distributed (although no stockholder electing to receive cash may receive less than 10% of such stockholder’s distribution in cash). This Revenue Procedure applies to distributions declared on or before December 31, 2012 with respect to taxable years ending on or before December 31, 2012.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. During the three months ended September 30, 2012, many of the loans in our portfolio had floating interest rates. These loans are usually based on floating LIBOR and typically have durations of one to six months after which they reset to current market interest rates. The Company also has a Senior Secured Facility that is based on floating LIBOR rates. Assuming no changes to our balance sheet as of September 30, 2012, a hypothetical one percent increase in LIBOR on our floating rate assets and liabilities would decrease our earnings by approximately one cent per average share over the next twelve months. Assuming no changes to our balance sheet as of September 30, 2012, a hypothetical one percent decrease in LIBOR on our floating rate assets and liabilities would increase our earnings by approximately one cent per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the three and six months ended September 30, 2012, we did not engage in interest rate hedging activities.

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As of September 30, 2012 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)    Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financing reporting that occurred during the second fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section of Amendment Number 7 to our Form N-2 filed on August 22, 2012, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2012, the Company announced that a subsidiary of Apollo Global Management, LLC purchased 5,847,953 newly issued shares of the Company based on the NAV as of March 31, 2012 of $8.55 per share for $50 million. AIC’s Investment Advisor, Apollo Investment Management, L.P., or “AIM”, is waiving the base management and incentive fees associated with this equity capital for a one year period between April 2, 2012 and April 1, 2013. The Company sold these shares without registration under the Securities Act of 1933, as amended, and the rules and regulations of the Securities and Exchange Commission (the “Securities Act”), in reliance on an exemption pursuant to Section 4(2) under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1	Articles of Amendment and Restatement, as amended (1)

3.2	Third Amended and Restated Bylaws (2)

4.1	Form of Stock Certificate (3)

4.2	Indenture, dated as of October 9, 2012 between Registrant and U.S. Bank National Association, as trustee (4)

4.3	First Supplemental Indenture, dated as of October 9, 2012, relating to the 6.625% Senior Notes due 2042, between the Registrant and U.S. Bank National Association, as Trustee (4)

4.4	Form of 6.625% Senior Notes due 2042 (contained in the First Supplemental Indenture filed as Exhibit 4.3 hereto) (4)

10.1	Amended and Restated Investment Advisory Management Agreement between Registrant and Apollo Investment Management, L.P. (5)

10.2	Amended and Restated Administration Agreement between Registrant and Apollo Investment Administration, LLC (5)

10.3	Dividend Reinvestment Plan (3)

10.4	Custodian Agreement (4)

10.5	License Agreement between the Registrant and Apollo Management, L.P. (6)

10.6	Form of Transfer Agency and Service Agreement (5)

10.7	Amended and Restated Senior Secured Revolving Credit Agreement (6)

10.8	Underwriting Agreement, dated October 1, 2012 (7)

22.1	Proxy Statement (8)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Filed herewith.
(1)	Incorporated by reference from the Registrant’s post-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on August 14, 2006.
(2)	Incorporated by reference from the Registrant’s Form 8-K, filed on November 6, 2009.
(3)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on March 12, 2004.
(4)	Incorporated by reference from the Registrant’s Form 8-K, filed on October 9, 2012.
(5)	Incorporated by reference from the Registrant’s Form 10-K, filed on May 26, 2010.
(6)	Incorporated by reference from the Registrant’s Form 10-K, filed on May 23, 2012.
(7)	Incorporated by reference from the Registrant’s post-effective Amendment No. 9 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on October 9, 2012.
(8)	Incorporated by reference from the Registrant’s 14A, filed on June 25, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 8, 2012.

APOLLO INVESTMENT CORPORATION

By:	/s/ JAMES C. ZELTER
James C. Zelter
Chief Executive Officer

By:	/s/ GREGORY W. HUNT
Gregory W. Hunt
Chief Financial Officer and Treasurer