Form 10-Q
period 2012-12-31
APOLLO INVESTMENT CORP
filed 2013-02-06
CIK 1278752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended December 31, 2012

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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of February 5, 2013 was 202,891,351.

APOLLO INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2012

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Apollo Investment”, the “Company”, “AIC”, “we”, “us” and “our” refer to Apollo Investment Corporation unless the context otherwise states.

Item 1. Financial Statements

APOLLO INVESTMENT CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share amounts)

	December 31, 2012 (unaudited)	March 31, 2012
Assets
Non-controlled/non-affiliated investments, at fair value (cost—$2,514,108 and $2,642,702, respectively)	$2,355,739	$2,490,672
Controlled investments, at fair value (cost—$301,791 and $208,882, respectively)	271,284	186,408
Cash	41,521	1,665
Foreign currency (cost—$2,168 and $1,013, respectively)	2,169	1,013
Receivable for investments sold	36,128	19,606
Interest receivable	42,949	54,409
Dividends receivable	1	2,898
Deferred financing costs	28,621	17,309
Prepaid expenses and other assets	1,086	1,283

Total assets	$2,779,498	$2,775,263

Liabilities
Debt (see note 7, 9 & 10)	$1,040,944	$1,009,337
Payable for investments	4,000	—
Dividends payable	40,578	39,409
Management and performance-based incentive fees payable (see note 3)	25,213	24,402
Interest payable	12,078	10,102
Accrued administrative expenses	1,385	3,420
Other liabilities and accrued expenses	3,153	3,362

Total liabilities	$1,127,351	$1,090,032

Net Assets
Common stock, par value $.001 per share, 400,000 and 400,000 common shares authorized, respectively, and 202,891 and 197,043 issued and outstanding, respectively	$203	$197
Paid-in capital in excess of par (see note 2f)	2,936,321	2,886,327
Over-distributed net investment income (see note 2f)	(31,337)	(34,896)
Accumulated net realized loss (see note 2f)	(1,064,137)	(995,426)
Net unrealized depreciation	(188,903)	(170,971)

Total net assets	$1,652,147	$1,685,231

Total liabilities and net assets	$2,779,498	$2,775,263

Net asset value per share	$8.14	$8.55

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share amounts)

	Three months ended		Nine months ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
INVESTMENT INCOME:
From non-controlled/non-affiliated investments:
Interest	$73,245	$77,220	$216,157	$238,264
Dividends	84	1,125	2,102	5,410
Other income	5,121	3,521	13,620	16,761
From non-controlled/affiliated investments:
Interest	—	—	—	899
From controlled investments:
Interest	2,431	1,297	5,025	2,565
Dividends	2,331	652	10,473	8,489

Total investment income	$83,212	$83,815	$247,377	$272,388

EXPENSES:
Management fees (see note 3)	$13,456	$14,693	$40,346	$46,171
Performance-based incentive fees (see note 3)	10,047	9,634	29,919	29,398
Interest and other debt expenses	14,651	16,926	42,757	50,222
Administrative services expense	1,118	1,500	2,637	3,887
Other general and administrative expenses	1,860	2,524	6,424	10,978

Total expenses	41,132	45,277	122,083	140,656

Net investment income	$42,080	$38,538	$125,294	$131,732

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS AND FOREIGN CURRENCIES:
Net realized gain (loss):
Investments and cash equivalents	$(10,366)	$(276,031)	$(69,380)	$(340,621)
Foreign currencies	1,061	1,036	669	(507)

Net realized loss	(9,305)	(274,995)	(68,711)	(341,128)

Net change in unrealized depreciation/appreciation:
Investments and cash equivalents	(51,309)	298,005	(14,426)	(7,464)
Foreign currencies	(4,210)	2,149	(3,506)	13,363

Net change in unrealized depreciation/appreciation	(55,519)	300,154	(17,932)	5,899

Net realized and unrealized gain (loss) from investments, cash equivalents and foreign currencies	(64,824)	25,159	(86,643)	(335,229)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(22,744)	$63,697	$38,651	$(203,497)

EARNINGS GAIN (LOSS) PER SHARE—BASIC (see note 5)	$(0.11)	$0.32	$0.19	$(1.04)

EARNINGS GAIN (LOSS) PER SHARE—DILUTED (see note 5)	$(0.11)	$0.31	$0.19	$(1.04)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except shares)

	Nine months ended December 31, 2012 (unaudited)	Year ended March 31, 2012
Increase (decrease) in net assets from operations:
Net investment income	$125,294	$172,742
Net realized loss	(68,711)	(341,443)
Net change in unrealized depreciation/appreciation	(17,932)	82,437

Net increase (decrease) in net assets resulting from operations	38,651	(86,264)

Dividends and distributions to stockholders:
From net investment income	(121,735)	(172,742)
From other sources	—	(31,685)

Net dividends and distributions to stockholders:	(121,735)	(204,427)

Capital share transactions:
Net proceeds from shares sold	50,000	—
Less offering costs	—	(6)
Reinvestment of dividends	—	14,897

Net increase in net assets from capital share transactions	50,000	14,891

Total decrease in net assets:	(33,084)	(275,800)
Net assets at beginning of period	1,685,231	1,961,031

Net assets at end of period	$1,652,147	$1,685,231

Capital share activity:
Shares sold	5,847,953	—
Shares issued from reinvestment of dividends	—	1,541,849

Net increase in capital share activity	5,847,953	1,541,849

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine months ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$38,651	$(203,497)
Adjustments to reconcile net increase (decrease) :
PIK interest and dividends	(15,012)	(11,788)
Net amortization on investments	(18,051)	(14,069)
Amortization of deferred financing costs	7,089	7,530
Increase (decrease) from foreign currency transactions	940	(888)
Net change in unrealized depreciation/(appreciation) on investments, cash equivalents and foreign currencies	17,932	(5,899)
Net realized loss on investments, cash equivalents and foreign currencies	68,711	341,128
Changes in operating assets and liabilities:
Purchase of investments	(1,109,290)	(1,333,476)
Proceeds from disposition of investments and cash equivalents	1,108,555	1,282,605
Decrease (increase) in interest and dividends receivable	14,357	(9,701)
Decrease in prepaid expenses and other assets	197	66
Increase (decrease) in management and performance-based incentive fees payable	811	(3,226)
Increase in interest payable	1,976	911
(Decrease) increase in accrued expenses and other liabilities	(2,244)	206
Increase (decrease) in payable for investments	4,000	(12,382)
Increase in receivable for investments sold	(16,522)	(68,349)

Net cash provided by (used in) operating activities	$102,100	$(30,829)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	$50,000	$—
Offering costs from the issuance of common stock	—	(6)
Dividends paid in cash	(120,565)	(149,689)
Proceeds from debt	852,939	1,891,011
Payments on debt	(825,063)	(1,717,542)
Due to custodian	—	2,064
Deferred financing costs paid	(18,400)	(728)

Net cash (used in) provided by financing activities	$(61,089)	$25,110

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$41,011	$(5,719)
Effect of exchange rates on cash balances	1	—
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$2,678	$6,354

CASH AND CASH EQUIVALENTS, END OF PERIOD	$43,690	$635

Non-cash financing activities consist of the reinvestment of dividends totaling $0 and $14,897 for the nine months ended December 31, 2012 and 2011, respectively.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited)

December 31, 2012

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—142.6%	Industry	Par Amount*	Cost	Fair Value (1)
CORPORATE DEBT—136.4%
BANK DEBT/SENIOR SECURED LOANS—62.8%
1st Lien Bank Debt/Senior Secured Loans—18.3%
Amaya Gaming Group, Inc., L+775 11/05/15	Consumer Products	$15,000	$14,785	$15,075
ATI Acquisition Company, P+1400 (P+1000 Cash / 4.00% PIK), 6/30/12*** †	Education	4,631	3,895	800
ATI Acquisition Company, P+900 (P+500 Cash / 4.00% PIK), 12/30/14*** †	Education	15,343	12,596	—
Aventine Renewable Energy Holdings, Inc., 12.00%, 9/23/16 †	Chemicals	3,966	3,850	3,827
Aventine Renewable Energy Holdings, Inc., 10.50% Cash or 15.00% PIK, 9/22/17 †	Chemicals	11,679	15,773	8,993
Aveta, Inc., L+825, 10/09/17	Healthcare	69,594	67,523	69,594
Dark Castle Holdings, LLC, L+225, 3/25/13	Media	36,920	13,163	11,814
Delta Educational Systems, Inc., 16.00% (8.00% Cash/8.00% PIK), 12/10/2016	Education	5,000	5,000	5,000
Evergreen Tank Solutions, Inc., L+800, 10/26/18	Manufacturing	32,000	31,377	32,000
Garden Fresh Restaurant Corp., L+525 (L+475 Cash/0.5% PIK), 6/11/2013 †	Retail	2,500	2,500	2,500
Garden Fresh Restaurant Corp., L+625 (L+575 Cash/0.5% PIK), 6/11/2013 †	Retail	2,500	2,450	2,500
Miller Energy Resources, Inc., 18.00% (15.00% Cash / 3.00% PIK Option), 6/29/17	Energy	40,000	40,000	40,000
Osage Exploration & Development, Inc., L+1500, 4/27/2015 ‡	Energy	3,000	2,943	3,000
Panda Sherman Power, LLC, L+750, 9/14/18	Power	15,000	14,783	15,300
Panda Temple Power, LLC, L+1000, 7/17/18	Power	25,500	25,016	25,946
Pelican Energy, LLC, 10.00% or 11.00% PIK, 12/31/2018 ‡	Energy	5,647	5,647	5,704
Penton Media, Inc., L+400 (L+300 Cash / 1.00% PIK), 8/1/14	Printing & Publishing	34,908	31,449	31,134
RBS Holding Company, LLC, L+500, 3/23/17	Business Services	15,720	15,600	5,816
Spotted Hawk Development LLC, 14.00% (13.00% Cash/ 1.00% PIK), 6/30/16 ‡	Energy	24,003	23,153	22,626

Total 1st Lien Bank Debt/Senior Secured Loans			$331,503	$301,629

2nd Lien Bank Debt/Senior Secured Loans—44.5%
Advantage Sales & Marketing, Inc., L+775, 6/18/18	Grocery	$38,000	$37,849	$38,190
Allied Security Holdings, LLC, L+825, 2/2/18	Business Services	31,000	30,754	31,155
Brock Holdings III, Inc., L+825, 3/16/18	Environmental & Facilities Services	39,000	38,369	39,341
Cengage Learning Acquisitions Inc., 12.00%, 6/30/19	Education	69,597	59,691	32,015
Clean Earth, Inc., 13.00%, 8/1/14	Environmental & Facilities Services	25,000	25,000	24,750
Confie Seguros II, L+900 11/8/19	Consumer Products	15,000	14,704	15,075

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

December 31, 2012

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—142.6%	Industry	Par Amount*	Cost	Fair Value (1)
2nd Lien Bank Debt/Senior Secured Loans—(continued)
Garden Fresh Restaurant Corp., L+1175 (L+975 Cash/2.00% PIK), 12/11/13	Retail	$46,836	$47,474	$44,494
GCA Services Group, Inc., L+800, 10/11/20	Environmental & Facilities Services	19,547	19,354	19,400
Grocery Outlet Inc., L+925 06/17/19	Grocery	10,500	10,291	10,382
Insight Pharmaceuticals, LLC, L+1175, 8/25/17	Consumer Products	15,448	15,189	15,757
IPC Systems, Inc., L+525, 6/1/15	Telecommunications	44,250	42,601	35,179
Kronos, Inc., L+850, 04/25/20	Electronics	56,358	55,243	56,640
Ozburn-Hessey Holding Company LLC, L+950, 10/8/16	Transportation	25,333	25,308	23,307
PH Holdings LLC, 9.75%, 12/31/17	Homebuilding	20,000	19,616	20,600
Ranpak Corp., L+750, 10/20/17 †	Packaging	85,000	85,000	84,150
Ranpak Corp., E+775, 10/20/17 †	Packaging	€40,000	58,042	52,736
Sedgwick Holdings, Inc., L+750, 5/26/17	Business Services	$15,225	15,064	15,453
Smart & Final Stores LLC, L+925 11/08/20	Grocery	17,260	16,745	17,174
TransFirst Holdings, Inc., L+600 Cash or L+675 PIK, 6/15/15	Financial Services	61,250	59,415	60,638
U.S. Renal Care, Inc., L+900, 01/03/20	Healthcare	4,910	4,816	4,993
Valerus Compression Services, LP, 11.50%, 3/26/18	Manufacturing	40,000	40,000	41,200
Venoco, Inc., L+700, 6/30/2017	Energy	4,000	3,923	4,110
Vertafore, Inc., L+825, 10/29/17	Business Services	49,260	48,886	49,506

Total 2nd Lien Bank Debt/Senior Secured Loans			$773,334	$736,245

TOTAL BANK DEBT/SENIOR SECURED LOANS			$1,104,837	$1,037,874

Subordinated Debt/Corporate Notes—73.6%
Advantage Sales & Marketing, Inc., 13.00%, 12/31/18	Grocery	$25,000	$25,000	$24,625
Altegrity Inc., 0.00%, 8/2/16 ♦ †	Diversified Service	3,545	2,287	1,524
Altegrity Inc., 11.75%, 5/1/16 ♦ †	Diversified Service	14,639	11,688	11,052
Altegrity Inc., 12.00%, 11/1/15 ♦ †	Diversified Service	100,000	100,000	89,000
American Tire Distributors, Inc., 11.50%, 6/1/18 ♦	Distribution	25,000	25,000	26,280
Angelica Corporation, 15.00% (12.00% Cash / 3.00% PIK), 10/15/16	Healthcare	46,284	46,284	47,210
ATI Acquisition Company, P+1400 (P+1000 Cash / 4.00% PIK), 12/30/15***	Education	46,690	37,867	—
Avaya Inc., 10.125% Cash or 10.875% PIK, 11/1/15	Telecommunications	18,577	16,664	16,719
BCA Osprey II Limited (British Car Auctions), 12.50% PIK, 8/17/17 ‡	Transportation	£25,609	40,603	37,590

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

December 31, 2012

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—142.6%	Industry	Par Amount*	Cost	Fair Value (1)
Subordinated Debt/Corporate Notes—(continued)
BCA Osprey II Limited (British Car Auctions), 12.50% PIK, 8/17/17 ‡	Transportation	€15,528	$21,487	$18,486
Ceridian Corp., 12.25% Cash or 13.00% PIK, 11/15/15 †	Diversified Service	$80,950	80,870	81,355
Ceridian Corp., 11.25%, 11/15/15 †	Diversified Service	35,800	35,816	36,068
Delta Educational Systems, Inc., 16.00% (10.00% Cash/ 6% PIK), 05/12/17	Education	20,171	19,748	18,860
Denver Parent (Venoco), 18.00% 10/03/15	Energy	20,000	20,000	21,200
Exova Limited, 10.50%, 10/15/18 ♦‡ †	Business Services	£18,000	28,823	31,124
Exova Limited, 10.50%, 10/15/18 ‡ †	Business Services	12,655	17,031	21,882
Intelsat Bermuda Ltd., 11.25%, 2/4/17 † ‡	Broadcasting & Entertainment	$44,000	45,131	46,722
Intelsat Bermuda Ltd., 11.50% Cash or 12.50% PIK, 2/4/17 † ‡	Broadcasting & Entertainment	20,000	19,895	21,212
inVentiv Health, Inc., 11.00%, 8/15/18	Healthcare	160,000	160,000	138,800
Laureate Education, Inc., 12.75%, 8/15/17 ♦‡	Education	53,540	54,620	57,020
Lonestar Intermediate Super Holdings (Asurion), LLC, L+950, 9/2/19	Insurance	41,922	41,773	44,542
Nara Cable Funding Limited, 8.875%, 12/01/18 ♦‡	Broadcasting & Entertainment	9,284	7,975	9,354
SeaCube Container Leasing Ltd., 11.00%, 4/28/16 ‡	Transportation	50,000	50,000	51,500
SquareTwo Financial Corp. (Collect America, Ltd.), 11.625%, 4/1/17 ‡	Finance	51,079	49,342	48,525
Texas Competitive Electric Holdings Company LLC, 11.50%, 10/1/20 ♦	Utilities	50,000	49,686	39,125
Travelport LLC, 9.875%, 9/1/14 † ‡	Business Services	19,779	18,934	17,406
Travelport LLC, L+462.5, 9/1/14 † ‡	Business Services	13,000	11,538	10,660
Univar Inc., 12.00%, 6/30/18	Distribution	78,750	80,251	80,246
U.S. Security Associates Holdings, Inc., 11.00%, 7/28/18	Business Services	135,000	135,000	138,105
Varietal Distribution, 10.75%, 6/30/17 †	Distribution	€5,187	6,379	6,975
Varietal Distribution, 10.75%, 6/30/17 †	Distribution	$22,204	21,820	22,648

Total Subordinated Debt/Corporate Notes			$1,281,512	$1,215,815

TOTAL CORPORATE DEBT			$2,386,349	$2,253,689

COLLATERALIZED LOAN OBLIGATIONS—1.7%
Jamestown CLO I LTD, L+550, 11/05/24 † ‡	Finance	$3,800	$3,367	$3,385
Jamestown CLO I LTD, L+400, 11/05/24 † ‡	Finance	1,120	1,022	1,034
Jamestown CLO I LTD, Subordinated Notes 11/05/24 † ‡	Finance	—	14,032	14,020
Westbrook CLO Ltd., Series 2006-1A, Class E L+370, 12/20/20 ♦‡	Finance	11,000	7,299	9,020

TOTAL COLLATERALIZED LOAN OBLIGATIONS			$25,720	$27,459

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

December 31, 2012

(in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—142.6%	Industry	Shares	Cost	Fair Value (1)
PREFERRED EQUITY—0.7%
AHC Mezzanine LLC (Advanstar) **	Media	—	$1,063	$215
CA Holding, Inc. (Collect America, Ltd.) Series A ** ‡	Finance	7,961	788	1,592
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 13.50% PIK, 5/12/14 ***	Education	12,360	27,685	6,929
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 12.50% PIK (Convertible) ***	Education	332,500	6,863	—
Varietal Distribution Holdings, LLC, 8.00% PIK	Distribution	3,097	4,790	2,668

TOTAL PREFERRED EQUITY			$41,189	$11,404

EQUITY—3.8%
Common Equity/Interests—3.3%
Accelerate Parent Corp. (American Tire) **	Distribution	3,125,000	$3,125	$3,720
Altegrity Holding Corp. **	Diversified Service	353,399	13,797	2,609
Aventine Renewable Energy Holdings, Inc.**	Chemicals	262,036	4,684	3,182
CA Holding, Inc. (Collect America, Ltd.) Series A ** ‡	Finance	25,000	2,500	2,498
CA Holding, Inc. (Collect America, Ltd.) Series AA ** ‡	Finance	4,294	429	859
Clothesline Holdings, Inc. (Angelica Corporation) **	Healthcare	6,000	6,000	2,879
Explorer Coinvest LLC (Booz Allen) ** ‡	Consulting Services	430	3,322	5,567
Garden Fresh Restaurant Holding, LLC **	Retail	50,000	5,000	702
Gryphon Colleges Corporation (Delta Educational Systems, Inc.)**	Education	17,500	175	—
GS Prysmian Co-Invest L.P. (Prysmian Cables & Systems) (2,3) ** ‡	Manufacturing	—	—	164
JV Note Holdco LLC (DSI Renal Inc.) **	Healthcare	9,303	85	89
Penton Business Media Holdings, LLC ** ‡	Printing & Publishing	124	4,950	11,521
RC Coinvestment, LLC (Ranpak Corp.) **	Packaging	50,000	5,000	8,151
Sorenson Communications Holdings, LLC Class A **	Consumer Products	454,828	45	1,530
Univar Inc. **	Distribution	900,000	9,000	11,310
Varietal Distribution Holdings, LLC Class A **	Distribution	28,028	28	—

Total Common Equity/Interests			$58,140	$54,781

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

December 31, 2012

(in thousands, except shares and warrants)

INVESTMENTS IN NON-CONTROLLED/ NON-AFFILIATED INVESTMENTS—142.6%	Industry	Warrants	Cost	Fair Value (1)
Warrants—0.5%
CA Holding, Inc. (Collect America, Ltd.), Common ** ‡	Finance	7,961	$8	$—
Fidji Luxco (BC) S.C.A., Common (FCI) (2) ** ‡	Electronics	24,862	250	5,942
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Common **	Education	9,820	98	—
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class A-1 Preferred **	Education	45,947	459	—
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class B-1 Preferred **	Education	104,314	1,043	—
Osage Exploration & Development, Inc. **‡	Energy	1,496,843	—	1,087
Spotted Hawk Development LLC, Common **‡	Energy	54,545	852	1,377

Total Warrants			$2,710	$8,406

TOTAL EQUITY			$60,850	$63,187

Total Investments in Non-Controlled/ Non-Affiliated Investments			$2,514,108	$2,355,739

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

December 31, 2012

(in thousands, except shares)

INVESTMENTS IN CONTROLLED INVESTMENTS—16.4% (4)	Industry	Par Amount*	Cost	Fair Value (1)
CORPORATE DEBT—3.2%
2nd Lien Bank Debt/Senior Secured Loans—0.6%
LVI Services, Inc., 12.50%, 03/06/2018	Environmental & Facilities Services	$10,000	$9,808	$9,900

Total 2nd Lien Bank Debt/Senior Secured Loans			$9,808	$9,900

Subordinated Debt/Corporate Notes—2.6%
Playpower Holdings Inc., 14.00% PIK, 12/15/15	Leisure Equipment	€18,427	$24,468	$23,991
Playpower, Inc., 12.50% PIK, 12/31/15	Leisure Equipment	£11,942	18,222	19,169

Total Subordinated Debt/Corporate Notes			$42,690	$43,160

TOTAL CORPORATE DEBT			$52,498	$53,060

		Shares
COLLATERALIZED LOAN OBLIGATIONS—5.6%
Kirkwood Fund I LLC, Common Interest ‡	Finance	—	$40,385	$43,176
Kirkwood Fund II LLC, Common Interest ‡	Finance	—	41,067	42,545
Slater Mill Loan Fund LP 2012-1X LP Certificates ‡	Finance	8,375,000	7,370	7,538

TOTAL COLLATERALIZED LOAN OBLIGATIONS			$88,822	$93,259

		Shares	Cost	Fair Value (1)
EQUITY—7.6%
Common Equity/Interests—7.6%
AIC Credit Opportunity Fund LLC (5)	Finance	—	$52,214	$51,342
Generation Brands Holdings, Inc. (Quality Home Brands) **	Consumer Products	750	—	39
Generation Brands Holdings, Inc. Series H (Quality Home Brands) **	Consumer Products	7,500	2,297	390
Generation Brands Holdings, Inc. Series 2L (Quality Home Brands) **	Consumer Products	44,957	11,242	2,337
LVI Parent Corp. (LVI Services, Inc.) **	Environmental & Facilities Services	14,981	16,096	25,946
Merx Aviation Finance Holdings, LLC **	Financial Services	—	900	900
Playpower Holdings Inc. **	Leisure Equipment	1,000	77,722	44,011

Total Common Equity/Interests			$160,471	$124,965

TOTAL EQUITY			$160,471	$124,965

Total Investments in Controlled Investments			$301,791	$271,284

Total Investments—159.0% (6,7)			$2,815,899	$2,627,023
Liabilities in Excess of Other Assets—(59.0%)				(974,876)

Net Assets—100.0%				$1,652,147

(1)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2).
(2)	Denominated in Euro (€).
(3)	The Company is the sole Limited Partner in GS Prysmian Co-Invest L.P.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

December 31, 2012

(in thousands)

(4)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the nine months ended December 31, 2012 in these Controlled investments are as follows:

Name of Issuer	Fair Value at March 31, 2012	Gross Additions	Gross Reductions	Interest/Dividend/ Other Income	Fair Value at December 31, 2012
LVI Services, Inc.,12.50%, 03/06/2018	N/A	$9,800	$—	$317	$9,900
Playpower Holdings, Inc., 14.00% PIK	$21,576	2,339	—	2,314	23,991
Playpower, Inc., 12.50% PIK	16,960	1,691	—	1,840	19,169
Kirkwood Fund I LLC CLO Common Interest CLO	N/A	40,385	—	3,488	43,176
Kirkwood Fund II LLC CLO Common Interest CLO	N/A	41,067			42,545
Slater Mill Loan Fund LP 2012 -1X LP CLO Equity Interest	N/A	7,370	—	659	7,538
AIC Credit Opportunity Fund LLC Common Equity	56,034	575	(13,729)	4,407	51,342
Generation Brands Holdings, Inc. (Quality Home Brands) Common Equity	130	—	—	—	39
Generation Brands Holdings, Inc. (Quality Home Brands) Series H Common Equity	1,300	—	—	—	390
Generation Brands Holdings, Inc. (Quality Home Brands) Series 2L Common Equity	7,793	—	—	—	2,337
LVI Parent Corp. Common Equity	21,504	—	—	—	25,946
Merx Aviation Finance Holdings, LLC Equity Interest	N/A	900	—	—	900
Playpower Holdings Inc. Common Equity	61,111	—	—	—	44,011

	$186,408	$104,127	$(13,729)	$13,025	$271,284

As of December 31, 2012, the Company has a 100%, 32%, 98%, 98%, 32%, 100%, 100% and 26% equity ownership interest in AIC Credit Opportunity Fund LLC, Generation Brands Holdings, Inc., Kirkwood Fund I LLC, Kirkwood Fund II LLC, LVI Parent Corp., Playpower Holdings Inc., Merx Aviation Financing Holdings, LLC and Slater Mill Loan Fund LP, respectively.

(5)	See Note 6.
(6)	Aggregate gross unrealized appreciation for federal income tax purposes is $89,484; aggregate gross unrealized depreciation for federal income tax purposes is $382,123. Net unrealized depreciation is $292,639 based on a tax cost of $2,919,662.
(7)	Substantially all securities are pledged as collateral to our multicurrency revolving credit facility (the “Facility”). As such these securities are not available as collateral to our general creditors.
♦	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
*	Denominated in USD unless otherwise noted.
**	Non-income producing security
***	Non-accrual status (see Note 2d)
†	Denotes debt securities where the Company owns multiple tranches of the same broad asset type but whose security characteristics differ. Such differences may include level of subordination, call protection and pricing, and differing interest rate characteristics, among other factors. Such factors are usually considered in the determination of fair values.
‡	Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act are subject to change. The Company monitors the status of these assets on an ongoing basis.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2012
Business Services	12.2%
Healthcare	10.0%
Finance	8.6%
Diversified Service	8.4%
Distribution	6.0%
Packaging	5.5%
Transportation	5.0%
Education	4.6%
Environmental & Facilities Services	4.5%
Energy	3.8%
Grocery	3.4%
Leisure Equipment	3.3%
Broadcasting & Entertainment	2.9%
Manufacturing	2.8%
Electronics	2.4%
Financial Services	2.3%
Telecommunications	2.0%
Consumer Products	1.9%
Retail	1.9%
Insurance	1.7%
Printing & Publishing	1.6%
Power	1.6%
Utilities	1.5%
Homebuilding	0.8%
Chemicals	0.6%
Media	0.5%
Consulting Services	0.2%

Total Investments	100.0%

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

March 31, 2012

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON AFFILIATED INVESTMENTS—147.8%	Industry	Par Amount*	Cost	Fair Value (1)
CORPORATE DEBT—139.2%
BANK DEBT/SENIOR SECURED LOANS—47.0%
1st Lien Bank Debt/Senior Secured Loans—5.6%
Advantage Sales & Marketing, Inc., P+300, 12/17/15 (Revolving loan)	Grocery	$5,500	$2,200	$2,035
ATI Acquisition Company, P+1400 (P+1000 Cash / 4.00% PIK), 6/30/12*** †	Education	4,494	4,015	3,600
ATI Acquisition Company, P+900 (P+500 Cash / 4.00% PIK), 12/30/14*** †	Education	14,889	12,596	—
Aventine Renewable Energy Holdings, Inc., L+850, 12/22/15	Chemicals	24,937	20,009	19,825
Eastman Kodak Company, DIP L+750, 7/20/13	Technology	11,231	11,016	11,427
Grocery Outlet Inc., L+900, 12/15/17	Grocery	18,408	18,408	18,812
Penton Media, Inc., L+400 (L+300 Cash / 1.00% PIK), 8/1/14	Printing & Publishing	34,906	29,986	27,794
RBS Holding Company, LLC, L+500, 3/23/17	Business Services	15,840	15,703	9,900

Total 1st Lien Bank Debt/Senior Secured Loans			$113,933	$93,393

2nd Lien Bank Debt/Senior Secured Loans—41.4%
Advantage Sales & Marketing, Inc., L+775, 6/18/18	Grocery	$58,000	$57,571	$57,855
Allied Security Holdings, LLC, L+750, 2/2/18	Business Services	31,000	30,728	31,233
Asurion Corporation, L+750, 5/24/19	Insurance	78,111	77,959	79,234
Brock Holdings III, Inc., L+825, 3/16/18	Environmental & Facilities Services	39,000	38,302	38,561
Clean Earth, Inc., 13.00%, 8/1/14	Environmental & Facilities Services	25,000	25,000	24,875
Garden Fresh Restaurant Corp., L+975, 12/11/13	Retail	46,600	47,027	47,532
Insight Pharmaceuticals, LLC, L+1175, 8/25/17	Consumer Products	20,000	19,627	19,900
IPC Systems, Inc., L+525, 6/1/15	Telecommunications	44,250	42,170	38,497
Kronos, Inc., L+1000, 6/11/18	Electronics	35,000	35,000	35,700
Ozburn-Hessey Holding Company LLC, L+950, 10/8/16	Transportation	38,000	37,971	30,780
Ranpak Corp., L+750, 10/20/17 †	Packaging	85,000	85,000	82,025
Ranpak Corp., E+775, 10/20/17 †	Packaging	€40,000	58,042	52,602
Sedgwick Holdings, Inc., L+750, 5/26/17	Business Services	$15,225	15,043	15,149
Sheridan Holdings, Inc., L+575 Cash or L+650 PIK, 6/15/15	Healthcare	24,047	23,446	23,518
TransFirst Holdings, Inc., L+600 Cash or L+675 PIK, 6/15/15	Financial Services	19,012	18,372	17,795
Valerus Compression Services, LP, 11.50%, 3/26/18	Manufacturing	40,000	40,000	40,680
Vertafore, Inc., L+825, 10/29/17	Business Services	49,260	48,842	49,383
Wall Street Systems Holdings, Inc., L+750, 6/20/18 ‡	Software	13,000	12,881	13,098

Total 2nd Lien Bank Debt/Senior Secured Loans			$712,981	$698,417

TOTAL BANK DEBT/SENIOR SECURED LOANS			$826,914	$791,810

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2012

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON AFFILIATED INVESTMENTS—147.8%	Industry	Par Amount*	Cost	Fair Value (1)
Subordinated Debt/Corporate Notes—92.2%
AB Acquisitions UK Topco 2 Limited (Alliance Boots), GBP L+650 (GBP L+300 Cash / 3.50% PIK), 7/9/17 ‡	Retail	£22,580	$44,368	$33,612
Advantage Sales & Marketing, Inc., 13.00%, 12/31/18	Grocery	$25,000	25,000	24,625
Altegrity Inc., 0.00%, 8/2/16 ♦ †	Diversified Service	3,545	2,087	1,965
Altegrity Inc., 11.75%, 5/1/16 ♦ †	Diversified Service	14,639	11,112	13,907
Altegrity Inc., 12.00%, 11/1/15 ♦ †	Diversified Service	100,000	100,000	100,600
Altegrity Inc., 10.50%, 11/1/15 ♦ †	Diversified Service	13,475	12,387	12,869
American Tire Distributors, Inc., 11.50%, 6/1/18 ♦	Distribution	25,000	25,000	26,450
Angelica Corporation, 15.00% (12.00% Cash / 3.00% PIK), 10/15/16	Healthcare	53,343	53,343	52,756
ATI Acquisition Company, P+1400 (P+1000 Cash / 4.00% PIK), 12/30/15***	Education	43,296	37,867	—
Avaya Inc., 10.125% Cash or 10.875% PIK, 11/1/15	Telecommunications	43,577	40,713	43,468
BCA Osprey II Limited (British Car Auctions), 12.50% PIK, 8/17/17 ‡	Transportation	£22,750	35,957	32,078
BCA Osprey II Limited (British Car Auctions), 12.50% PIK, 8/17/17 ‡	Transportation	€13,773	19,138	16,186
Catalina Marketing Corporation, 11.625%, 10/1/17 ♦	Grocery	$27,175	27,157	25,001
Ceridian Corp., 12.25% Cash or 13.00% PIK, 11/15/15 †	Diversified Service	55,950	55,845	51,334
Ceridian Corp., 11.25%, 11/15/15 †	Diversified Service	34,300	34,035	31,642
Clearwire Communications, 12.00%, 12/1/15 ♦† ‡	Telecommunications	24,843	24,289	24,595
Clearwire Communications, 14.75%, 12/1/16 ♦† ‡	Telecommunications	1,000	1,000	1,098
Delta Educational Systems, Inc., 14.20% (13.00% Cash / 1.20% PIK), 5/12/13	Education	19,991	19,828	20,221
Exova Limited, 10.50%, 10/15/18 ♦ ‡	Business Services	£18,000	28,823	25,524
Exova Limited, 10.50%, 10/15/18 ‡	Business Services	17,655	24,942	25,035
FoxCo Acquisition Sub LLC, 13.375%, 7/15/16 ♦	Broadcasting & Entertainment	$26,125	26,620	28,607
Hub International Holdings, 10.25%, 6/15/15 ♦	Insurance	36,232	35,228	37,410
Intelsat Bermuda Ltd., 11.25%, 2/4/17 † ‡	Broadcasting & Entertainment	84,000	86,285	87,570
Intelsat Bermuda Ltd., 11.50% Cash or 12.50% PIK, 2/4/17 † ‡	Broadcasting & Entertainment	20,000	19,500	20,850
inVentiv Health, Inc., 11.00%, 8/15/18	Healthcare	160,000	160,000	144,000
Laureate Education, Inc., 12.75%, 8/15/17 ♦‡	Education	53,540	53,512	57,422
Lonestar Intermediate Super Holdings (Asurion), LLC, L+950, 9/2/19	Insurance	26,922	26,116	27,376
SeaCube Container Leasing Ltd., 11.00%, 4/28/16 ‡	Transportation	50,000	50,000	51,250
Sorenson Communications, Inc., 10.50%, 2/1/15 ♦	Consumer Services	16,500	16,303	13,695
SquareTwo Financial Corp. (Collect America, Ltd.), 11.625%, 4/1/17 ♦‡	Finance	40,000	39,450	39,800

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2012

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON AFFILIATED INVESTMENTS—147.8%	Industry	Par Amount*	Cost	Fair Value (1)
Subordinated Debt/Corporate Notes—(continued)
SRA International, Inc., 11.00%, 10/1/19	Consulting Services	$25,000	$25,000	$26,500
Texas Competitive Electric Holdings Company LLC, 11.50%, 10/1/20 ♦	Utilities	50,000	49,668	32,875
The ServiceMaster Company, 10.75% Cash or 11.50% PIK, 7/15/15 ♦	Diversified Service	15,731	15,967	16,596
TL Acquisitions, Inc. (Thomson Learning), 10.50%, 1/15/15 ♦	Education	120,500	101,356	94,291
Travelport LLC, 9.875%, 9/1/14 † ‡	Business Services	19,779	18,606	12,733
Travelport LLC, L+462.5, 9/1/14 † ‡	Business Services	13,000	10,970	7,150
Univar Inc., 12.00%, 6/30/18	Distribution	78,750	79,652	78,830
U.S. Renal Care, Inc., 13.25% (11.25% Cash / 2.00% PIK), 6/2/17	Healthcare	50,824	50,824	52,603
U.S. Security Associates Holdings, Inc., 11.00%, 7/28/18	Business Services	135,000	135,000	138,110
Varietal Distribution, 10.75%, 6/30/17 ‡	Distribution	€1,127	1,408	1,497
Varietal Distribution, 10.75%, 6/30/17	Distribution	$22,204	21,773	22,160

Total Subordinated Debt/Corporate Notes			$1,646,129	$1,554,291

TOTAL CORPORATE DEBT			$2,473,043	$2,346,101

COLLATERALIZED LOAN OBLIGATIONS—0.5%
Westbrook CLO Ltd., Series 2006-1A, L+370, 12/20/20 ♦‡	Finance	$11,000	$7,109	$7,691

TOTAL COLLATERALIZED LOAN OBLIGATIONS			$7,109	$7,691

		Shares
PREFERRED EQUITY—2.1%
AHC Mezzanine LLC (Advanstar) **	Media	—	$1,063	$279
CA Holding, Inc. (Collect America, Ltd.) Series A ** ‡	Finance	7,961	788	1,592
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 13.50% PIK, 5/12/14	Education	12,360	25,789	26,207
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 12.50% PIK (Convertible)	Education	332,500	6,863	3,708
Varietal Distribution Holdings, LLC, 8.00% PIK	Distribution	3,097	4,514	3,141

TOTAL PREFERRED EQUITY			$39,017	$34,927

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2012

(in thousands, except shares and warrants)

INVESTMENTS IN NON-CONTROLLED/NON AFFILIATED INVESTMENTS—147.8%	Industry	Shares	Cost	Fair Value (1)
EQUITY—6.0%
Common Equity/Interests—5.4%
AB Capital Holdings LLC (Allied Security)	Business Services	2,000,000	$2,000	$3,040
Accelerate Parent Corp. (American Tire) **	Distribution	3,125,000	3,125	4,750
Altegrity Holding Corp.**	Diversified Service	353,399	13,797	9,063
CA Holding, Inc. (Collect America, Ltd.) Series A ** ‡	Finance	25,000	2,500	1,058
CA Holding, Inc. (Collect America, Ltd.) Series AA ** ‡	Finance	4,294	429	859
Clothesline Holdings, Inc. (Angelica) **	Healthcare	6,000	6,000	1,729
Explorer Coinvest LLC (Booz Allen) ** ‡	Consulting Services	430	4,300	6,810
Garden Fresh Restaurant Holding, LLC **	Retail	50,000	5,000	7,600
Gryphon Colleges Corporation (Delta Educational Systems, Inc.)**	Education	17,500	175	—
GS Prysmian Co-Invest L.P. (Prysmian Cables & Systems) (2,3) ** ‡	Manufacturing	—	—	208
JV Note Holdco LLC (DSI Renal Inc.)	Healthcare	9,303	85	84
New Omaha Holdings Co-Invest LP (First Data) ** ‡	Financial Services	13,000,000	65,000	24,960
Penton Business Media Holdings, LLC **	Printing & Publishing	124	4,950	8,308
RC Coinvestment, LLC (Ranpak Corp.) ** ‡	Packaging	50,000	5,000	8,535
Sorenson Communications Holdings, LLC Class A **	Consumer Products	454,828	45	1,380
Univar Inc. **	Distribution	900,000	9,000	13,840
Varietal Distribution Holdings, LLC Class A **	Distribution	28,028	28	—

Total Common Equity/Interests			$121,434	$92,224

		Warrants
Warrants—0.6%
CA Holding, Inc. (Collect America, Ltd.), Common **	Finance	7,961	$8	$—
Fidji Luxco (BC) S.C.A., Common (FCI) (2) ** ‡	Electronics	48,769	491	7,619
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Common **	Education	9,820	98	—
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class A-1 Preferred **	Education	45,947	459	947
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class B-1 Preferred **	Education	104,314	1,043	1,163

Total Warrants			$2,099	$9,729

TOTAL EQUITY			$123,533	$101,953

Total Investments in Non-Controlled/ Non-Affiliated Investments			$2,642,702	$2,490,672

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2012

(in thousands, except shares)

INVESTMENTS IN CONTROLLED INVESTMENTS—11.1% (4)	Industry	Par Amount*	Cost	Fair Value (1)
CORPORATE DEBT—2.3%
Subordinated Debt/Corporate Notes—2.3%
Playpower Holdings Inc., 14.00% PIK, 12/15/15	Leisure Equipment	€16,617	$22,129	$21,576
Playpower, Inc., 12.50% PIK, 12/31/15	Leisure Equipment	£10,887	16,367	16,960

Total Subordinated Debt/Corporate Notes			$38,496	$38,536

TOTAL CORPORATE DEBT			$38,496	$38,536

		Shares
EQUITY—8.8%
Common Equity/Interests—8.8%
AIC Credit Opportunity Fund LLC (5) ‡	Finance	—	$63,029	$56,034
Generation Brands Holdings, Inc. (Quality Home Brands) **	Consumer Products	750	—	130
Generation Brands Holdings, Inc. Series H (Quality Home Brands) **	Consumer Products	7,500	2,297	1,300
Generation Brands Holdings, Inc. Series 2L (Quality Home Brands) **	Consumer Products	44,957	11,242	7,793
LVI Parent Corp. (LVI Services, Inc.)	Environmental & Facilities Services	14,981	16,096	21,504
Playpower Holdings Inc.	Leisure Equipment	1,000	77,722	61,111

Total Common Equity/Interests			$170,386	$147,872

TOTAL EQUITY			$170,386	$147,872

Total Investments in Controlled Investments			$208,882	$186,408

Total Investments—158.9%(6,7)			$2,851,584	$2,677,080
Liabilities in Excess of Other Assets—(58.9%)				(991,849)

Net Assets—100.0%				$1,685,231

(1)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2).
(2)	Denominated in Euro (€).
(3)	The Company is the sole Limited Partner in GS Prysmian Co-Invest L.P.
(4)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the fiscal year ended March 31, 2012 in these Controlled investments are as follows:

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

(5)	See Note 6.
(6)	Aggregate gross unrealized appreciation for federal income tax purposes is $85,025; aggregate gross unrealized depreciation for federal income tax purposes is $363,967. Net unrealized depreciation is $278,942 based on a tax cost of $2,956,022.
(7)	Substantially all securities are pledged as collateral to our multicurrency revolving credit facility (the “Facility”). As such these securities are not available as collateral to our general creditors.
♦	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
*	Denominated in USD unless otherwise noted.
**	Non-income producing security
***	Non-accrual status (see Note 2d)
†	Denotes debt securities where the Company owns multiple tranches of the same broad asset type but whose security characteristics differ. Such differences may include level of subordination, call protection and pricing, differing interest rate characteristics, among other factors. Such factors are usually considered in the determination of fair values.
‡	Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act are subject to change. The Company monitors the status of these assets on an ongoing basis.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2012
Business Services	11.9%
Healthcare	10.3%
Diversified Service	8.9%
Education	7.8%
Distribution	5.6%
Insurance	5.4%
Packaging	5.4%
Broadcasting & Entertainment	5.1%
Transportation	4.9%
Grocery	4.8%
Telecommunications	4.0%
Finance	4.0%
Leisure Equipment	3.7%
Retail	3.3%
Environmental & Facilities Services	3.2%
Electronics	1.6%
Financial Services	1.6%
Manufacturing	1.5%
Printing & Publishing	1.4%
Consulting Services	1.2%
Utilities	1.2%
Consumer Products	1.1%
Chemicals	0.7%
Consumer Services	0.5%
Software	0.5%
Technology	0.4%
Media	0.0%

Total Investments	100.0%

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited)

(in thousands except share and per share amounts)

Note 1. Organization

Apollo Investment Corporation (“Apollo Investment”, the “Company”, “AIC”, “we”, “us”, or “our”), a Maryland corporation organized on February 2, 2004, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). Our investment objective is to generate current income and capital appreciation. We invest in various forms of debt investments, including senior secured loans, subordinated and mezzanine investments, and/or equity in private middle-market companies. From time to time, we may also invest in the securities of public companies. Our portfolio is comprised primarily of investments in subordinated debt, sometimes referred to as mezzanine debt, and senior secured loans of private-middle market companies that, in the case of senior secured loans, generally are not broadly syndicated and whose aggregate tranche size is typically less than $300 million. From time to time, our portfolio also includes equity interests such as common stock, preferred stock, warrants or options.

Apollo Investment commenced operations on April 8, 2004 receiving net proceeds of $870,000 from its initial public offering by selling 62 million shares of common stock at a price of $15.00 per share. Since then, and through December 31, 2012, we have raised approximately $1.9 billion in net proceeds from additional offerings of common stock.

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

Interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 or 10 of Regulation S-X, as appropriate. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair statement of financial statements for the interim period, have been included. Certain industries were reclassified on the Schedule of Investments for March 31, 2012 to conform to the current period’s presentation.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the quarter ended December 31, 2012, there has been no change to the Company’s valuation techniques and related inputs considered in the valuation process.

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

(d) The Company records interest and dividend income, adjusted for amortization of premium and accretion of discount, on an accrual basis. Some of our loans and other investments, including certain preferred equity investments, may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends computed at the contractual rate are accrued into income and reflected as receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. At the point the Company believes PIK is not expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are reversed from the related receivable through interest or dividend income, respectively. The Company does not reverse previously capitalized PIK interest or dividends. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if the Company believes that PIK is expected to be realized. For the nine months ended December 31, 2012, accrued PIK totaled $13,878 on total investment income of $247,377. Loan origination fees, original issue discount, and market discounts are capitalized and amortized into income using the interest method or straight-line, as applicable. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and other investments as interest income when we receive such amounts. Structuring fees are recorded as other income when earned. Investments that are expected to pay regularly scheduled interest and/or dividends in cash are generally placed on non-accrual status when principal or interest/dividend cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest/dividend cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest or dividends are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining interest or dividend obligations. Interest or dividend cash payments received on non-accrual designated investments may be recognized as income or applied to principal depending upon management’s judgment.

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

(h) In accordance with Regulation S-X, the Company generally will not consolidate its interest in any company other than in investment company subsidiaries and controlled operating companies substantially all of whose business consists of providing services to the Company. Consequently, the Company has not consolidated special purpose entities through which the special purpose entity acquired and holds investments subject to financing with third parties. At December 31, 2012, the Company did not have any subsidiaries or controlled operating companies that were consolidated. See additional information within note 6.

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

(k) The Company records origination and other expenses related to its debt obligations as deferred financing costs in the Statement of Assets and Liabilities. These expenses are deferred and amortized using the straight-line method over the stated life of the obligation which closely approximates the effective yield method.

(l) The Company records expenses related to shelf filings and applicable offering costs as deferred financing costs in the Statement of Assets and Liabilities. These expenses are charged as a reduction of capital upon utilization, in accordance with the ASC 946-20-25.

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

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued guidance to enhance disclosures about financial instruments and derivative instruments that are either (1) offset or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset. Under the amended guidance, an entity is required to disclose quantitative information relating to recognized assets and liabilities that are offset or subject to an enforceable master netting arrangement or similar agreement, including the gross amounts of those recognized assets and liabilities, the amounts offset to determine the net amount presented in

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

the statement of financial position, and the net amount presented in the statement of financial position. With respect to amounts subject to an enforceable master netting arrangement or similar agreement which are not offset, disclosure is required of the amounts related to recognized financial instruments and other derivative instruments, the amount related to financial collateral (including cash collateral), and the overall net amount after considering amounts that have not been offset. The guidance is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods and retrospective application is required. As the amendments are limited to disclosure only, the adoption of this guidance is not expected to have a material impact on the financial statements of the Company. The Company will adopt this guidance with the quarter beginning April 1, 2013.

Note 3. Agreements

The Company has an Investment Advisory and Management Agreement (the “Investment Advisory Agreement”) with Apollo Investment Management, L.P. (the “Investment Adviser” or “AIM”), under which the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of, and provides investment advisory services to the Company. For providing these services, the Investment Adviser receives a fee from the Company, consisting of two components—a base management fee and a performance-based incentive fee. The base management fee is determined by taking the average value of our gross assets, net of payable for cash equivalents purchased at the end of the two most recently completed calendar quarters calculated at an annual rate of 2.00%. The incentive fee has two parts, as follows: one part is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under an administration agreement (the “Administration Agreement”) between the Company and Apollo Investment Administration, LLC (the “Administrator”), and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income does not include any realized capital gains computed net of all realized capital losses and unrealized capital depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the rate of 1.75% per quarter (7% annualized). Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 2% base management fee. For a one year period commencing April 2, 2012, AIM has agreed to voluntarily waive the management fee and incentive fee on the proceeds of the April 2, 2012 common equity issuance. For the three and nine months ended December 31, 2012, total management fees waived were $399 and $1,193 respectively. For the three and nine months ended December 31, 2012, total incentive fees waived were $298 and $885, respectively.

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

The accrual of this theoretical capital gains incentive fee assumes all unrealized capital appreciation and depreciation is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no such fee for the three and nine months ended December 31, 2012 and December 31, 2011. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (“Advisers Act”) or the Investment Advisory Agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the Investment Advisory Agreement which specifically excludes consideration of unrealized capital appreciation.

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

For the three and nine months ended December 31, 2012, the Company recognized $13,456 and $40,346, respectively, in base management fees and $10,047 and $29,919, respectively, in performance-based incentive fees. For the three and nine months ended December 31, 2011, the Company recognized $14,693 and $46,171, respectively, in base management fees and $9,634 and $29,398, respectively, in performance-based incentive fees. The fees for the three and nine months ended December 31, 2011 reflect a reduction due to a prior payment of an unearned portion of the fees to the Investment Adviser of $0 and $2,783, respectively.

The Company has also entered into an Administration Agreement with the Administrator under which the Administrator provides administrative services for the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator and requested to be reimbursed for performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of its chief financial officer and chief compliance officer and their respective staffs. The Administrator will also provide, on our behalf, managerial assistance to those portfolio companies to which the Company is required to provide such assistance. For the three and nine months ended December 31, 2012, the Company recognized expenses under the Administration Agreement of $1,118 and $2,637, respectively. For the three and nine months ended December 31, 2011, the Company recognized expenses under the Administration Agreement of $1,500 and $3,887, respectively.

Note 4. Net Asset Value Per Share

At December 31, 2012, the Company’s net assets and net asset value per share were $1,652,147 and $8.14, respectively. This compares to net assets and net asset value per share at March 31, 2012 of $1,685,231 and $8.55, respectively.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share, pursuant to ASC 260-10, for the three months and nine months ended December 31, 2012 and December 31, 2011, respectively:

	Three months ended December 30,		Nine months ended December 30,
Amounts are in thousands, except per share data	2012	2011	2012		2011
Earnings per share—basic
Numerator for increase (decrease) in net assets per share:	$(22,744)	$63,697	$38,651		$(203,497)
Denominator for basic weighted average shares:	202,891,351	197,022,181	202,870,086		196,431,720
Basic earnings (loss) per share:	$(0.11)	$0.32	$0.19		$(1.04)

Earnings per share—diluted
Numerator for increase (decrease) in net assets per share:	$(22,744)	$63,697	$38,651		$(203,497)
Adjustment for interest on convertible notes and for incentive fees, net	2,575	2,577	7,715		7,729

Numerator for increase (decrease) in net assets per share, as adjusted	$(20,169)	$66,274	$46,366		$(195,768)
Denominator for weighted average shares, as adjusted for dilutive effect of convertible notes:	217,439,451	211,570,281	217,418,186		210,979,820
Diluted earnings (loss) per share*:	$(0.11)*	$0.31	$0.19	*	$(1.04)*

*	In applying the if-converted method, conversion shall not be assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. For the three and nine months ended December 31, 2012, anti-dilution would total $0.02 and $0.02, respectively. For the nine months ended December 31, 2011, anti-dilution would total $0.11.

Note 6. Investments

AIC Credit Opportunity Fund LLC

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

In the first of these investments, in June 2008 we invested through AIC Holdco $39,500 in AIC (FDC) Holdings LLC (“Apollo FDC”). Apollo FDC used the proceeds to purchase a Junior Profit-Participating Note due 2013 in principal amount of $39,500 (the “Junior Note”) issued by Apollo I Trust (the “Trust”). The Trust also issued a Senior Floating Rate Note due 2013 (the “Senior Note”) to an unaffiliated third party (“FDC Counterparty”) in principal amount of $39,500 paying interest at the London Interbank Offered Rate (“LIBOR”) plus 1.50%, increasing over time to LIBOR plus 2.0%. The Trust used the aggregate $79,000 proceeds to acquire $100,000 face value of a senior subordinated loan of First Data Corporation (the “FDC Loan”) due 2016. The FDC Loan pays interest at 11.25% per year. The Junior Note of the Trust owned by Apollo FDC pays to Apollo FDC all of

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

the interest and other proceeds received by the Trust on the FDC Loan after satisfying the Trust’s obligations on the Senior Note. The holder of the Senior Note has no recourse to Apollo FDC, AIC Holdco or us with respect to any interest on, or principal of, the Senior Note. However, if the value of the FDC Loan held by the Trust declines sufficiently, the investment would be unwound unless Apollo FDC posts additional collateral for the benefit of the Senior Note. Consequently, the maximum exposure on this investment is the amount of our investment in the Junior Note and any additional collateral we determine to post. During the fiscal year ended March 31, 2012, we sold $47,145 face value of the FDC Loan. As a result of this transaction, as of December 31, 2012, the FDC Loan par balance outstanding is $52,855, the Junior Note balance is $21,472 and the Senior Note balance is $20,283.

In the second of these investments, in June 2008 we invested through AIC Holdco $11,375 in AIC (TXU) Holdings LLC (“Apollo TXU”). Apollo TXU acquired exposure to $50,000 notional amount of a LIBOR plus 3.5% senior secured delayed draw term loan of Texas Competitive Electric Holdings (“TXU”) due 2014 through a non-recourse total return swap (the “TRS”) with an unaffiliated third party expiring on October 10, 2013. Pursuant to such delayed draw term loan, Apollo TXU pays an unaffiliated third-party interest at LIBOR plus 1.5% and generally receives all proceeds due under the delayed draw term loan of TXU (the “TXU Term Loan”). Like Apollo FDC, Apollo TXU is entitled to 100% of any realized appreciation in the TXU Term Loan and, since the TRS is a non-recourse arrangement, Apollo TXU is exposed only up to the amount of its investment in the TRS, plus any additional margin we decide to post, if any, during the term of the financing. The TRS does not constitute a senior security or a borrowing of Apollo TXU. In connection with the amendment and extension of the TXU Term Loan in April 2011, for which Apollo TXU received a consent fee along with an increase in the rate of the TXU Term Loan to LIBOR plus 4.5%, Apollo TXU extended its TRS to 2016 at a rate of LIBOR plus 2.0%. As of December 31, 2012, Apollo TXU’s notional exposure to the TXU term loan is $47,471.

In the third of these investments, in September 2008 we invested through AIC Holdco $10,022 in AIC (Boots) Holdings, LLC (“Apollo Boots”). Apollo Boots acquired €23,383 and £12,465 principal amount of senior term loans of AB Acquisitions Topco 2 Limited, a holding company for the Alliance Boots group of companies (the “Boots Term Loans”), out of the proceeds of our investment and a multicurrency $40,876 equivalent non-recourse loan to Apollo Boots (the “Acquisition Loan”) by an unaffiliated third party that matures in September 2013 and pays interest at LIBOR plus 1.25% or, in certain cases, the higher of the Federal Funds Rate plus 0.50% or the lender’s prime-rate. The Boots Term Loans pay interest at the rate of LIBOR plus 3% per year and matures in June 2015. During the three and nine months ended December 31, 2012, we sold €0 and £0 and €23,383 and £12,465 principal amount of the Boots Term Loans, respectively. At December 31, 2012, there was no outstanding principal balance of the Boots Term Loans with the assets representing the receivable due on the sale of the Boots Term Loans.

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

The Senior Note, TRS and Acquisition Loan are non-recourse to AIC Holdco, its subsidiaries and us and have standard events of default including failure to pay contractual amounts when due and failure by each of the underlying Apollo special purpose entities to provide additional credit support, sell assets or prepay a portion of its obligations if the value of the FDC Term Loan, the TXU Term Loan or the Boots Term Loans, as applicable, declines below specified levels. We may unwind any of these transactions at any time without penalty. From time to time we may provide additional capital to AIC Holdco for purposes of reserving for or funding margin calls under one or more of the transactions described above among other reasons. During the fiscal year ended

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

March 31, 2009, we provided $18,480 in additional net capital to AIC Holdco. During the fiscal year ended March 31, 2010, $9,336 of net capital was returned to us from AIC Holdco. During the fiscal year ended March 31, 2011, $1,700 of net capital was provided to AIC Holdco. During the fiscal year ended March 31, 2012, $8,712 of net capital was returned to us from AIC Holdco. During the nine months ended December 31, 2012, $10,816 of net capital was returned to us from AIC Holdco. The Junior Note and TRS were performing assets as of the date of these financial statements.

Below is summarized financial information for AIC Holdco as of December 31, 2012 and March 31, 2012 and for the nine months ended December 31, 2012 and 2011.

	December 31, 2012 (unaudited)	March 31, 2012
Assets
Cash	$10	$15
Apollo FDC[1]	31,779	27,947
Apollo TXU[2]	26,641	26,066
Apollo Boots[3]	12,128	47,999
Other Assets	—	2,886

Total Assets	$70,558	$104,913

Liabilities
Apollo FDC[4]	$—	$—
Apollo TXU[5]	11,125	16,045
Apollo Boots[6]	8,091	29,948
Other Liabilities	—	2,886

Total Liabilities	$19,216	$48,879

Net Assets
Apollo FDC	$31,779	$27,947
Apollo TXU	15,516	10,021
Apollo Boots	4,037	18,051
Other	10	15

Total Net Assets	$51,342	$56,034

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

	Nine months ended December 31, 2012 (unaudited)	Nine months ended December 31, 2011 (unaudited)
Net Operating Income (Loss)
Apollo FDC[7]	$2,686	$5,126
Apollo TXU[7]	900	2,480
Apollo Boots[7]	721	933
Other	(5)	(21)

Total Operating Income	$4,302	$8,518

Net Realized Gain (Loss)
Apollo Boots	$1,513	$—

Total Net Realized Gain (Loss)	$1,513	$—

Net Change in Unrealized Appreciation / Depreciation
Apollo FDC	$3,832	$(17,458)
Apollo TXU	4,920	(9,464)
Apollo Boots	538	(4,333)

Total Net Change in Unrealized Appreciation / Depreciation	$9,290	$(31,255)

Net Income (Loss)[8]
Apollo FDC	$6,518	$(12,332)
Apollo TXU	5,820	(6,984)
Apollo Boots	2,772	(3,400)
Other	(5)	(21)

Total Net Income (Loss)	$15,105	$(22,737)

(1)	Includes fair value of the Junior Note held by Apollo FDC. Cost: $21,472 and $21,472, at December 31, 2012 and March 31, 2012, respectively.
(2)	Represents fair value of collateral posted in relation to the TRS held by Apollo TXU. Cost: $26,641 and $26,066 at December 31, 2012 and March 31, 2012, respectively.
(3)	Represents fair value of the Boots Term Loans held by Apollo Boots and fair value of receivable for Boots Term Loans sold during the period. Cost of outstanding par was $50,109 at March 31, 2012. There was no outstanding principal balance of the Boots Term loans at December 31, 2012.
(4)	Apollo FDC’s interest is subject to a senior note of a separate entity of $20,283 and $20,283 at December 31, 2012 and March 31, 2012, respectively; However, Apollo FDC has no liability for such senior note.
(5)	Represents liability on the TRS held by Apollo TXU.
(6)	Represents liability of Apollo Boots on the Acquisition Loan.
(7)	In the case of Apollo FDC, net operating income consists of interest income on the Junior Note less interest paid on the senior note together with immaterial administrative expenses. In the case of Apollo TXU, net operating income consists of net payments from (to) the swap counterparty of Apollo TXU’s obligation to pay interest and its right to receive the proceeds in respect of the reference asset, together with immaterial administrative expenses. In the case of AIC Boots, net operating income consists of interest income on the Boots Term Loans, less interest payments on the Acquisition Loan together with immaterial administrative expenses. There are no management or incentive fees.
(8)	Net income is the sum of operating income, realized gain (loss) and net change in unrealized appreciation / depreciation.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Investments and cash equivalents for the Company

Investments and cash equivalents for the Company consisted of the following as of December 31, 2012 and March 31, 2012.

	December 31, 2012		March 31, 2012
	Cost	Fair Value	Cost	Fair Value
Bank Debt/Senior Secured Loans	$1,114,645	$1,047,774	$826,914	$791,810
Subordinated Debt/Corporate Notes	1,324,202	1,258,975	1,684,625	1,592,827
Collateralized Loan Obligations	114,542	120,718	7,109	7,691
Preferred Equity	41,189	11,404	39,017	34,927
Common Equity/Interests	218,611	179,746	291,820	240,096
Warrants	2,710	8,406	2,099	9,729

Total Investments	$2,815,899	$2,627,023	$2,851,584	$2,677,080
Cash Equivalents	—	—	—	—

Total Investments and Cash Equivalents	$2,815,899	$2,627,023	$2,851,584	$2,677,080

At December 31, 2012, our investments and cash equivalents were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurement at Reporting Date Using:
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Bank Debt/Senior Secured Loans	$1,047,774	$—	$—	$1,047,774
Subordinated Debt/Corporate Notes	1,258,975	—	—	1,258,975
Collateralized Loan Obligations	120,718	—	—	120,718
Preferred Equity	11,404	—	—	11,404
Common Equity/Interests	179,746	—	—	179,746
Warrants	8,406	—	—	8,406

Total Investments	$2,627,023	$—	$—	$2,627,023
Cash Equivalents	—	—	—	—

Total Investments and Cash Equivalents	$2,627,023	$—	$—	$2,627,023

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

At March 31, 2012, our investments and cash equivalents were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurement at Reporting Date Using:
Description	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Bank Debt/Senior Secured Loans	$791,810	$—	$—	$791,810
Subordinated Debt/Corporate Notes	1,592,827	—	—	1,592,827
Collateralized Loan Obligations	7,691	—	—	7,691
Preferred Equity	34,927	—	—	34,927
Common Equity/Interests	240,096	—	—	240,096
Warrants	9,729	—	—	9,729

Total Investments	$2,677,080	$—	$—	$2,677,080
Cash Equivalents	—	—	—	—

Total Investments and Cash Equivalents	$2,677,080	$—	$—	$2,677,080

The following chart shows the components of change in our investments categorized as Level 3, for the nine months ended December 31, 2012.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)*
	Bank Debt / Senior Secured Loans	Subordinated Debt/ Corporate Notes	Collateralized Loan Obligations	Preferred Equity	Common Equity/ Interests	Warrants	Total
Beginning Balance, March 31, 2012	$791,810	$1,592,827	$7,691	$34,927	$240,096	$9,729	$2,677,080
Total realized gains (losses) included in earnings	(20,099)	(14,411)	—	—	(40,302)	5,383	(69,429)
Total change in unrealized depreciation / appreciation included in earnings	(31,763)	26,526	5,582	(25,697)	12,860	(1,934)	(14,426)
Net amortization on investments	5,682	12,054	218	97	—	—	18,051
Purchases, including capitalized PIK	649,341	363,328	107,227	2,077	1,476	853	1,124,302
Sales	(342,514)	(721,349)	—	—	(39,067)	(5,625)	(1,108,555)
Transfer between asset categories within Level 3 (1)	(4,683)	—	—	—	4,683	—	—

Ending Balance, December 31, 2012	$1,047,774	$1,258,975	$120,718	$11,404	$179,746	$8,406	$2,627,023

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized depreciation / appreciation relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized depreciation / appreciation on investments in our Statement of Operations.	$(31,607)	$12,594	$5,592	$(25,697)	$(32,264)	$2,528	$(68,854)

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

(1)	There were also no transfers into or out of Level 1 or Level 2 fair value measurements during the period shown. There was a transfer between asset categories due to the restructuring of a portfolio company which altered the securities held by the Company.
*	Pursuant to fair value measurement and disclosure guidance, the Company currently categorizes investments by class as shown above.

Accumulated PIK income activity for the nine months ended December 31, 2012:

Nine Months Ended December 31, 2012
PIK balance at beginning of period	$32,963
Gross PIK income capitalize	15,012
Adjustments due to investment exits	—
PIK income received in cash	(5,196)

PIK balance at end of period	$42,779

The following chart shows the components of change in our investments categorized as Level 3, for the nine months ended December 31, 2011.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)*
	Bank Debt / Senior Secured Loans	Subordinated Debt/ Corporate Notes	Collateralized Loan Obligations	Preferred Equity	Common Equity/ Interests	Warrants	Total
Beginning Balance, March 31, 2011	$1,013,745	$1,730,656	$28,770	$33,132	$227,771	$16,084	$3,050,158
Total realized gains (losses) included in earnings	4,096	(84,829)	—	(102,012)	(164,835)	7,013	(340,567)
Total change in unrealized depreciation/appreciation included in earnings	(72,572)	(168,105)	(3,536)	101,023	140,747	(5,021)	(7,464)
Net amortization on investments	2,836	10,796	291	146	—	—	14,069
Purchases, including capitalized PIK	376,221	882,685	—	3,259	83,099	—	1,345,264
Sales	(507,202)	(729,570)	(7,770)	—	(28,629)	(9,434)	(1,282,605)
Transfer in and/or out of Level 3 (1)	—	—	—	—	—	—	—

Ending Balance, December 31, 2011	$817,124	$1,641,633	$17,755	$35,548	$258,153	$8,642	$2,778,855

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized depreciation / appreciation relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized depreciation / appreciation on investments in our Statement of Operations.	$(63,343)	$(210,087)	$(2,914)	$(990)	$(29,436)	$232	$(306,538)

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

(1)	There were also no transfers into or out of Level 1 or Level 2 fair value measurements during the period shown.
*	Pursuant to fair value measurement and disclosure guidance, the Company currently categorizes investments by class as shown above.

Accumulated PIK interest activity for the nine months ended December 30, 2011:

Nine Months Ended December 31, 2011
PIK balance at beginning of period	$165,651
Gross PIK income capitalized	11,788
Adjustments due to investment exits	(87,687)
PIK income received in cash	(59,324)

PIK balance at end of period	$30,428

The following table provides quantitative information about our Level 3 fair value measurements of our investments as of December 31, 2012. In addition to the techniques and inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of December 31, 2012	Valuation Techniques/ Methodologies	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	$733,964	Broker Quote	Mid of Bid/Ask Spread	n/a
	313,810	Yield Analysis	Discount Rate	7.9% – 23.7% (13.5%)
Subordinated Debt / Corporate Notes	677,391	Broker Quote	Mid of Bid/Ask Spread	n/a
	581,584	Yield Analysis	Discount Rate	10.2% – 24.0% (13.9%)
Collateralized Loan Obligations	34,996	Broker Quote	Mid of Bid/Ask Spread	n/a
	85,722	Discounted Cash Flow	Discount Rate	13.0% – 13.0% (13.0%)
Preferred Equity	11,404	Market Comparable Approach	Comparable Multiple	4.0x – 11.8x (6.6x)
Common Equity / Interests	2,351	Discounted Cash Flow	Discount Rate	8.0% – 8.5% (8.5%)
	125,890	Market Comparable Approach	Comparable Multiple	4.0x – 11.8x (8.1x)
	51,505	Net Asset Value	Underlying Assets / Liabilities	n/a
Warrants	7,319	Market Comparable Approach	Comparable Multiple	4.0x – 11.8x (6.0x)
	1,087	Other	Illiquidity / Restrictive Discount	20.0% – 20.0% (20.0%)

Total Investments	$2,627,023

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

The significant unobservable inputs used in the fair value measurement of the Company’s debt and equity securities are primarily earnings before interest, taxes, depreciation and amortization (“EBITDA”) comparable multiples and market discount rates. The Company uses EBITDA comparable multiples on its equity securities to determine the fair value of investments. The Company uses market discount rates for debt securities to determine if the effective yield on a debt security is commensurate with the market yields for that type of debt security. If a debt security’s effective yield is significantly less than the market yield for a similar debt security with a similar credit profile, then the resulting fair value of the debt security may be lower. Significant increases or decreases in either of these inputs in isolation would result in a significantly lower or higher fair value measurement. The significant unobservable inputs used in the fair value measurement of the collateralized loan obligations include the discount rate applied in the valuation models in addition to default and recovery rates applied to projected cash flows in the valuation models. Specifically, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. Increases in the discount rate can significantly lower the fair value of an investment; conversely decreases in the discount rate can significantly increase the fair value of an investment. The discount rate is determined based on the market rates an investor would expect for a similar investment with similar risks.

Note 7. Foreign Currency Transactions and Translations

At December 31, 2012, the Company had outstanding non-US borrowings on its Senior Secured Facility (as defined herein) denominated in Euros and British Pounds. Unrealized appreciation on these outstanding borrowings is indicated in the table below:

Foreign Currency	Local Currency	Original Borrowing Cost	Current Value	Reset Date	Unrealized Appreciation (Depreciation)
British Pound	£9,000	$14,280	$14,630	01/17/2013	$(350)
Euro	€78,100	105,023	102,967	01/31/2013	2,056
British Pound	£69,300	110,754	112,647	01/31/2013	(1,893)

		$230,057	$230,244		$(187)

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

Note 8. Cash Equivalents

There were no cash equivalents held at December 31, 2012 and March 31, 2012.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Note 9. Financial Highlights

The following is a schedule of financial highlights for the nine months ended December 31, 2012 and the year ended March 31, 2012:

	Nine months ended December 31, 2012 (unaudited)	Fiscal year ended March 31, 2012
Per Share Data:
Net asset value, beginning of period	$8.55	$10.03

Net investment income	0.62	0.88
Net realized and unrealized loss	(0.43)	(1.32)

Net increase/(decrease) in net assets resulting from operations	0.19	(0.44)
Dividends to stockholders from net investment income (1)	(0.60)	(0.88)
Distributions to stockholders from other sources (1)	—	(0.16)
Effect of anti-dilution (dilution)	— *	— *
Offering costs	—	— *

Net asset value at end of period	$8.14	$8.55

Per share market price at end of period	$8.36	$7.17

Total return (2)	25.2%	(32.4)%

Shares outstanding at end of period	202,891,351	197,043,398

Ratio/Supplemental Data:
Net assets at end of period (in millions)	$1,652.1	$1,685.2

Ratio of net investment income to average net assets (3)	9.72%	9.77%

Ratio of operating expenses to average net assets (3)	6.15%**	6.70%
Ratio of interest and other debt expenses to average net assets (3)	3.32%	3.76%

Ratio of total expenses to average net assets	9.47%**	10.46%

Average debt outstanding	$990,404	$1,213,943

Average debt per share	$4.88	$6.18

Portfolio turnover ratio	41.5%	50.6%

(1)	Per share amounts reflect total dividends paid divided by the weighted average shares for the respective periods.
(2)	Total return is not annualized and is based on the change in market price per share during the respective periods. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.
(3)	Annualized
*	Represents less than one cent per average share.
**	The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is shown net of all voluntary fee waivers (see note 3). The ratio of annualized operating expenses to average net assets and the ratio of annualized total expenses to average net assets would be 6.32% and 9.63%, respectively, without the voluntary fee waivers.

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

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Estimated Market Value (4)
Senior Secured Facility
Fiscal 2013 (through December 31, 2012)	$420,944	$1,046	$—	N/A
Fiscal 2012	539,337	1,427	—	N/A
Fiscal 2011	628,443	1,707	—	N/A
Fiscal 2010	1,060,616	2,671	—	N/A
Fiscal 2009	1,057,601	2,320	—	N/A
Fiscal 2008	1,639,122	2,158	—	N/A
Fiscal 2007	492,312	4,757	—	N/A
Fiscal 2006	323,852	4,798	—	N/A
Fiscal 2005	—	—	—	N/A
Senior Secured Notes
Fiscal 2013 (through December 31, 2012)	$270,000	$671	$—	N/A
Fiscal 2012	270,000	714	—	N/A
Fiscal 2011	225,000	611	—	N/A
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
Fiscal 2005	—	—	—	N/A
2042 Notes
Fiscal 2013 (through December 31, 2012)	$150,000	$373	$—	142,200
Fiscal 2012	—	—	—	N/A
Fiscal 2011	—	—	—	N/A
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
Fiscal 2005	—	—	—	N/A
Convertible Notes
Fiscal 2013 (through December 31, 2012)	$200,000	$497	$—	N/A
Fiscal 2012	200,000	529	—	N/A
Fiscal 2011	200,000	544	—	N/A
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
Fiscal 2005	—	—	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by $1 to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit was divided based on the amount outstanding at the end of the period for each.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable for Senior Secured Facility, Senior Secured Notes and Convertible Notes as they are not registered for public trading.

Note 10. Debt

The Company’s outstanding debt obligations as of December 31, 2012 were as follows:

	December 31, 2012
Amounts in 000s	Date Issued / Amended	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Final Maturity Date
Senior Secured Facility	2012	$1,140,000	$420,944	2016
Senior Secured Notes	2010	225,000	225,000	2015
Senior Secured Notes (Series A)	2011	29,000	29,000	2016
Senior Secured Notes (Series B)	2011	16,000	16,000	2018
2042 Notes	2012	150,000	150,000	2042
Convertible Notes	2011	200,000	200,000	2016

Total Debt Obligations		$1,760,000	$1,040,944

Senior Secured Facility

On May 23, 2012, the Company amended and restated its senior secured, multi-currency, revolving credit facility (the “Senior Secured Facility”). The Senior Secured Facility extends the lenders’ commitments totaling approximately $1.14 billion through May, 2015, and allows the Company to seek additional commitments from new and existing lenders in the future, up to an aggregate facility size not to exceed $1.71 billion. The Senior Secured Facility is secured by substantially all of the assets in Apollo Investment’s portfolio, including cash and cash equivalents. The final maturity date of the Senior Secured Facility is May 23, 2016. Commencing June 23, 2015, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the Senior Secured Facility as of May 23, 2015. Pricing for Alternate Base Rate (ABR) borrowings will be 125 basis points over the applicable Prime Rate and pricing for eurocurrency borrowings will be 225 basis points over the LIBOR Rate. Terms used in the foregoing sentence have the meanings set forth in the Senior Secured Facility. The Senior Secured Facility contains affirmative and restrictive covenants, including: (a) periodic financial reporting requirements, (b) maintaining minimum stockholders’ equity of the greater of (i) 40% of the total assets of Apollo Investment and its consolidated subsidiaries as at the last day of any fiscal quarter and (ii) the sum of (A) $800,000 plus (B) 25% of the net proceeds from the sale of equity interests in Apollo Investment after the closing date of the Facility, (c) maintaining a ratio of total assets, less total liabilities (other than indebtedness) to total indebtedness, in each case of Apollo Investment and its consolidated subsidiaries, of not less than 2.0:1.0, (d) limitations on the incurrence of additional indebtedness, including a requirement to meet a certain minimum liquidity threshold before Apollo Investment can incur such additional debt, (e) limitations on liens, (f) limitations on investments (other than in the ordinary course of

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Apollo Investment’s business), (g) limitations on mergers and disposition of assets (other than in the normal course of Apollo Investment’s business activities), (h) limitations on the creation or existence of agreements that permit liens on properties of Apollo Investment’s consolidated subsidiaries and (i) limitations on the repurchase or redemption of certain unsecured debt and debt securities. In addition to the asset coverage ratio described in clause (c) of the preceding sentence, borrowings under the Senior Secured Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in Apollo Investment’s portfolio. The remaining capacity under the Senior Secured Facility was $719,056 at December 31, 2012.

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

2042 Notes

On October 9, 2012, the Company issued $150,000 in aggregate principal amount of 6.625% senior unsecured notes due 2042 for net proceeds of $145,275 (the “2042 Notes”). Interest on the 2042 Notes is paid quarterly on January 15, April 15, July 15 and October 15, at a rate of 6.625% per year, commencing on January 15, 2013. The 2042 Notes will mature on October 15, 2042. The Company may redeem the 2042 Notes in whole or in part at any time or from time to time on or after October 15, 2017. The 2042 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior, unsecured indebtedness. The 2042 Notes are listed on The New York Stock Exchange under the ticker symbol “AIB”.

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

The average outstanding debt balance was $990,404 and $1,213,943 for the nine months ended December 31, 2012 and the fiscal year ended March 31, 2012, respectively. The weighted average annual interest cost for the nine months ended December 31, 2012 was 4.50%, exclusive of 1.23% for commitment fees and amortization of debt issuance costs. The weighted average annual interest cost for the nine months ended December 31, 2011 was 4.38%, exclusive of 1.00% for commitment fees and for other prepaid expenses related to establishing debt. This weighted average annual interest cost reflects the average interest cost for all debt. The maximum amount of debt outstanding during the nine months ended December 31, 2012 and the fiscal year ended March 31, 2012 was $1,140,214 and $1,429,163, respectively, at value. As of December 31, 2012, the Company is in compliance with all debt covenants.

Note 11. Commitments and Contingencies

As of December 31, 2012, the Company had outstanding commitments with banks to purchase secured term loans and unsecured bridge loans in the aggregate amount of $158,353. AIC’s commitments are subject to the consummation of the underlying corporate transactions and conditional upon receipt of all necessary shareholder, regulatory and other applicable approvals.

As of February 5, 2013 the outstanding commitments with banks to purchase secured term loans and unsecured bridge loans in the aggregate was $137,475.

The Company had unfunded commitments on senior loans as of December 31, 2012, of $67,156. The Company also had unfunded commitments on senior loans of $85,989 which require the borrower to meet certain performance thresholds before the Company is obligated to fulfill the commitments and those performance thresholds were not met as of December 31, 2012.

Note 12. Subsequent Events

On February 5, 2013, the Board of Directors declared a dividend of $0.20 per share for the fourth fiscal quarter of 2013, payable on April 4, 2013 to stockholders of record as of March 21, 2013.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Apollo Investment Corporation

We have reviewed the accompanying statement of assets and liabilities of Apollo Investment Corporation (the “Company”), including the schedule of investments, as of December 31, 2012 and the related statement of operations for the three and nine month periods ended December 31, 2012 and December 31, 2011, and the statement of cash flows for the nine month periods ended December 31, 2012 and December 31, 2011 and the statement of changes in net assets for the nine month period ended December 31, 2012. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities, including the schedule of investments, as of March 31, 2012, and the related statement of operations, statement of changes in net assets and statement of cash flows for the year then ended (not presented herein), and in our report dated May 23, 2012, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet information and schedule of investments information, as of March 31, 2012 is fairly stated in all material respects in relation to the statements from which it has been derived.

PricewaterhouseCoopers LLP

New York, New York

February 6, 2013

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

OVERVIEW

Apollo Investment was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a BDC under the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a RIC under Subchapter M of the Code. Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. Apollo Investment commenced operations on April 8, 2004 upon completion of its initial public offering that raised $870 million in net proceeds selling 62 million shares of its common stock at a price of $15.00 per share. Since then, and through December 31, 2012, we have raised approximately $1.9 billion in net proceeds from additional offerings of common stock.

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

Portfolio and Investment Activity

During the three months ended December 31, 2012, we invested $515 million across 16 new and 13 existing portfolio companies, through a combination of primary and secondary market purchases. This compares to investing $95 million in 3 new and 6 existing portfolio companies for the three months ended December 31, 2011. Investments sold or repaid during the three months ended December 31, 2012 totaled $511 million versus $175 million for the three months ended December 31, 2011.

At December 31, 2012, our portfolio consisted of 71 portfolio companies and was invested 40% in senior secured loans, 48% in subordinated debt, 0% in preferred equity, 5% in collateralized loan obligations and 7% in common equity and warrants measured at fair value versus 62 portfolio companies invested 30% in senior secured loans, 60% in subordinated debt, 1% in preferred equity, 0% in collateralized loan obligations and 9% in common equity and warrants, measured at fair value at March 31, 2012.

The weighted average yields on our senior secured loan portfolio, subordinated debt portfolio and total debt portfolio as of December 31, 2012 at our current cost basis were 11.2%, 12.6% and 11.9%, respectively, exclusive of securities on non-accrual status. At December 31, 2011, the yields were 9.7%, 12.6% and 11.7%, respectively, exclusive of securities on non-accrual status.

Since the initial public offering of Apollo Investment in April 2004, and through December 31, 2012, invested capital totaled $9.9 billion in 204 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 100 different financial sponsors.

At December 31, 2012, 61% or $1.4 billion of our income-bearing investment portfolio is fixed rate and 39% or $0.9 billion was floating rate, measured at fair value. On a cost basis, 61% or $1.5 billion of our income-bearing investment portfolio is fixed rate and 39% or $1.0 billion is floating rate. At March 31, 2012, 67% or $1.6 billion of our income-bearing investment portfolio was fixed rate and 33% or $0.8 billion is floating rate, measured at fair value. On a cost basis, 65% or $1.7 billion of our income-bearing investment portfolio was fixed rate and 35% or $0.9 billion was floating rate at March 31, 2012.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered in the valuation process of independent valuation firms. For the quarter ended December 31, 2012, there was no change to the Company’s valuation techniques considered in the valuation process.

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

Revenue Recognition

The Company records interest and dividend income, adjusted for amortization of premium and accretion of discount, on an accrual basis. Some of our loans and other investments, including certain preferred equity investments, may have contractual PIK interest or dividends. PIK interest and dividends computed at the contractual rate are accrued into income and reflected as receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. At the point the Company believes PIK is not expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are reversed from the related receivable through interest or dividend income, respectively. The Company does not reverse previously capitalized PIK interest or dividends. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if the Company again believes that PIK is expected to be realized. For the three and nine months ended December 31, 2012, accrued PIK totaled $5.1 million and $13.9 million, respectively, on total investment income of $83.2 million and $247.4 million, respectively. Loan origination fees, original issue discount, and market discounts are capitalized and amortized into income using the interest method or straight-line, as applicable. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and other investments as interest income when we receive such amounts. Structuring fees are recorded as other income when earned. Investments that are expected to pay regularly scheduled interest and/or dividends in cash are generally placed on non-accrual status when principal or interest/dividend cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest/dividend cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest or dividends are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining interest or dividend obligations. Interest or dividend cash payments received on non-accrual designated investments may be recognized as income or applied to principal depending upon management’s judgment.

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

RESULTS OF OPERATIONS

Results comparisons are for the three and nine months ended December 31, 2012 and December 31, 2011.

Investment Income

For the three and nine months ended December 31, 2012, gross investment income totaled $83.2 million and $247.4 million, respectively. For the three and nine months ended December 31, 2011, gross investment income totaled $83.8 million and $272.4 million, respectively. The decrease in gross investment income for the three and nine months ended December 31, 2012 as compared to the three and nine months ended December 30, 2011 was primarily due to a smaller portfolio base coupled with a change to the portfolio yield due to the repositioning of the portfolio up the capital structure of portfolio companies for both periods.

Expenses

Expenses totaled $41.1 million and $122.1 million, respectively, for the three and nine months ended December 31, 2012, of which $23.5 million and $70.3 million, respectively, were base management fees and performance-based incentive fees and $14.7 million and $42.8 million, respectively, were interest and other debt expenses. Administrative services and other general and administrative expenses totaled $3.0 million and $9.1 million, respectively, for the three and nine months ended December 31, 2012. Expenses totaled $45.3 million and $140.7 million, respectively, for the three and nine months ended December 31, 2011, of which $24.3 million and $75.6 million, respectively, were base management fees and performance-based incentive fees and $16.9 million and $50.2 million, respectively, were interest and other debt expenses. Administrative services and other general and administrative expenses totaled $4.0 million and $14.9 million, respectively, for the three and nine months ended December 31, 2011. Expenses consist of base investment advisory and management fees, insurance expenses, administrative services fees, legal fees, directors’ fees, audit and tax services expenses, and other general and administrative expenses. The decline in expenses for the three and nine months ended December 31, 2012 compared to the three and nine months ended December 31, 2011 was due to multiple factors including a smaller portfolio base and the AIM fee waiver which resulted in lower base management fees. Additionally, the average debt outstanding in the comparable periods was lower in 2012 which resulted in lower interest and debt costs in the comparable periods for 2012. Partially offsetting this decrease was $1.1 million in net non-recurring expenses relating to the refinancing of our Senior Secured Facility in the June 2012 quarter. In addition, in the nine month period ended December 31, 2011, the Company recognized approximately $4.0 million in net non-recurring expenses, including legal and other professional expenses of $4.7 million net of a non-recurring reduction of administrative expenses.

Net Investment Income

The Company’s net investment income totaled $42.1 million and $125.3 million, or $0.21 and $0.62, on a per average share basis, respectively, for the three and nine months ended December 31, 2012. The Company’s net investment income totaled $38.5 million and $131.7 million, or $0.20 and $0.67, per average basic share, respectively, for the three and nine months ended December 31, 2011. For the nine months ended December 31, 2012, the $125.3 million was net of $1.1 million of net non-recurring expenses relating to the refinancing of our Senior Secured Facility.

Net Realized Losses

The Company had investment sales, prepayments and refinancing totaling $510.9 million and $1,108.6 million respectively, for the three and nine months ended December 31, 2012. The Company had investment sales and prepayments totaling $175 million and $1.3 billion, respectively, for the three and nine months ended December 31, 2011. Net realized losses for the three and nine months ended December 31, 2012 were $9.3 million and $68.7 million, respectively. Net realized losses for the three and nine months ended December 31, 2011 were $275.0 million and $341.1 million, respectively. Net realized losses for the three months ended December 31, 2012 were primarily driven from the partial sale of Cengage Learning Acquisitions, Inc. which was partially offset by realized gains from various other investments. Net realized losses for the nine months ended December 31, 2012 were primarily derived from the exits of select investments, including $42.8 million from the exit of New Omaha Holdings Co-Invests L.P., $24.0 million from Cengage Learning Acquisitions, Inc. and a foreign exchange loss of $9.9 million derived from the sale of our investment in AB Acquisitions. A portion of the realized losses incurred upon the exit of these investments reversed out previously reported unrealized losses. Net realized losses for the three and nine month periods ended December 31, 2011 were primarily derived from the exits of select investments, specifically Grand Prix Holdings, which accounted for $274 million of the realized loss totals, but also included Playpower Holdings, TL Acquisitions and FSC Holdings. The realized losses incurred upon the exit of these investments reversed out previously reported unrealized losses.

Net Unrealized Appreciation (Depreciation) on Investments, Cash Equivalents and Foreign Currencies

For the three and nine months ended December 31, 2012, net change in unrealized depreciation on the Company’s investments, cash equivalents, foreign currencies and other assets and liabilities totaled ($55.5) million and ($17.9) million, respectively. For the three and nine months ended December 31, 2011, net change in unrealized depreciation on the Company’s investments, cash equivalents, foreign currencies and other assets and liabilities totaled $300.2 million and $5.9 million, respectively. For the three and nine months ended December 31, 2012, the net change in unrealized depreciation was primarily derived from Cengage Learning Acquisitions and Gryphon Colleges Corporation which was partially offset by unrealized appreciation on the remainder of the portfolio which were a result of a combination of improvements in the fundamental operating performance and general capital market conditions.

For the three months ended December 31, 2011, the net positive change in unrealized depreciation was mainly derived from the reclassification of $274 million of previously recognized unrealized depreciation on our investment in Grand Prix Holdings to a realized loss. For the nine months ended December 31, 2011, the positive change in unrealized depreciation was comprised of the impact from Grand Prix Holdings together with the general decline in capital market conditions during the period.

Net Increase (Decrease) in Net Assets From Operations

For the three months ended December 31, 2012, the Company had a net decrease in net assets resulting from operations of $22.7. For the nine months ended December 31, 2012, the Company had a net increase in net assets resulting from operations of $38.7 million. For the three months ended December 31, 2011, the Company had a net increase in net assets resulting from operations of $63.7 million. For the nine months ended December 31, 2011, the Company had a net decrease in net assets resulting from operations of $203.5 million. For the three months ended December 31, 2012 basic and diluted losses per average share were $0.11 and $0.11, respectively. For the nine months ended December 31, 2012 basic and diluted earnings per average share were $0.19 and

$0.19, respectively. For the three months ended December 31, 2011 basic and diluted earnings per average share were $0.32 and $0.31, respectively. For the nine months ended December 31, 2011, basic and diluted losses per average share were $1.04 and $1.04, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through periodic follow-on equity and debt offerings, our senior secured, multi-currency $1.14 billion Senior Secured Facility maturing on May 23, 2016 (see note 10 within the Notes to Financial Statements), our senior secured notes, our senior unsecured notes, investments in special purpose entities in which we hold and finance particular investments on a non-recourse basis, as well as from cash flows from operations, investment sales of liquid assets and prepayments of senior and subordinated loans and income earned from investments. The Company also has investments in its portfolio that contain PIK provisions. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders annually in the form of dividends, even though the Company has not yet collected the cash. For the three and nine months ended December 31, 2012, accrued PIK totaled $5.1 and $13.9 million, respectively, on total investment income of $83.2 and $247.4 million, respectively. For the three and nine months ended December 31, 2011, accrued PIK totaled $4.7 and $13.1 million, respectively, on total investment income of $83.8 and $272.4 million, respectively. At December 31, 2012, the Company had $421 million in borrowings outstanding on its Senior Secured Facility and $719 million of unused capacity. As of December 31, 2012, aggregate lender commitments under the Senior Secured Facility total $1.14 billion.

On September 30, 2010, the Company entered into a note purchase agreement with certain institutional accredited investors providing for a private placement issuance of $225 million in aggregate principal amount of five-year, senior secured notes with a fixed interest rate of 6.25% and a maturity date of October 4, 2015 (the “Senior Secured Notes”). On October 4, 2010, the Senior Secured Notes were sold to certain institutional accredited investors pursuant to an exemption from registration under the Securities Act of 1933, as amended, or the “Securities Act.” Interest on the Senior Secured Notes will be due semi-annually on April 4 and October 4, commencing on April 4, 2011. The proceeds from the issuance of the Senior Secured Notes were primarily used to reduce other outstanding borrowings and/or commitments on the Company’s then existing facility.

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

On August 11, 2011, the Company adopted a plan for the purpose of repurchasing up to $200 million of its common stock in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The Company’s plan was designed to allow it to repurchase its shares both during its open window periods and at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. A broker selected by the Company will have the authority under the terms and limitations specified in the plan to repurchase shares on the Company’s behalf in accordance with the terms of the plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plan. While the portion of the plan reliant on Rule 10b-18 remains in effect, the portion reliant on Rule 10b5-1 is subject to periodic renewal and is not currently in effect. As of December 31, 2012, no shares have been repurchased.

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

On October 9, 2012, we issued $150 million in aggregate principal amount of 6.625% senior unsecured notes due 2042 for net proceeds of $145.3 million (the “2042 Notes”). Interest on the 2042 Notes is paid quarterly on January 15, April 15, July 15 and October 15, at a rate of 6.625% per year, commencing on January 15, 2013. The 2042 Notes mature on October 15, 2042. The Company may redeem the 2042 Notes in whole or in part at any time or from time to time on or after October 15, 2017.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. (See note 2(m) within the accompanying financial statements.) At the end of each fiscal quarter, we consider taking proactive steps utilizing cash equivalents with the objective of enhancing our investment flexibility during the following quarter, pursuant to Section 55 of the 1940 Act. More specifically, we may purchase U.S. Treasury bills from time-to-time on the last business day of the quarter and typically close out that position on the following business day, settling the sale transaction on a net cash basis with the purchase, subsequent to quarter end. Apollo Investment may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our Senior Secured Facility, as we deem appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. There were no cash equivalents held as of December 31, 2012.

Contractual Obligations

	Payments due by Period as of December 31, 2012 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Facility (1)	$421	$—	$246	$175	$—
Senior Secured Notes	$225	$—	$225	$—	$—
Senior Secured Notes (Series A)	$29	$—	$—	$29	$—
Senior Secured Notes (Series B)	$16	$—	$—	$—	$16
2042 Notes	$150	$—	$—	$—	$150
Convertible Notes	$200	$—	$—	$200	$—

(1)	At December 31, 2012, the Senior Secured Facility had $719 million of unused capacity.

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

Off-Balance Sheet Arrangements (dollars in thousands)

As of December 31, 2012, the Company had outstanding commitments with banks to purchase secured term loans and unsecured bridge loans in the aggregate amount of $158,353. AIC’s commitments are subject to the consummation of the underlying corporate transactions and conditional upon receipt of all necessary shareholder, regulatory and other applicable approvals.

As of February 5, 2013 the outstanding commitments with banks to purchase secured term loans and unsecured bridge loans in the aggregate was $137,475.

The Company had unfunded commitments on senior loans as of December 31, 2012, of $67,156. The Company also had unfunded commitments on senior loans of $85,989 which require the borrower to meet certain performance thresholds before the Company is obligated to fulfill the commitments and those performance thresholds were not met as of December 31, 2012.

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

In the first of these investments, in June 2008 we invested through AIC Holdco $39,500 in AIC (FDC) Holdings LLC (“Apollo FDC”). Apollo FDC used the proceeds to purchase a Junior Profit-Participating Note due 2013 in principal amount of $39,500 (the “Junior Note”) issued by Apollo I Trust (the “Trust”). The Trust also issued a Senior Floating Rate Note due 2013 (the “Senior Note”) to an unaffiliated third party in principal amount of $39,500 paying interest at LIBOR plus 1.50%, increasing over time to LIBOR plus 2.0%. The Trust used the aggregate $79,000 proceeds to acquire $100,000 face value of a senior subordinated loan of First Data Corporation (the “FDC Loan”) due 2016. The FDC Loan pays interest at 11.25% per year. The Junior Note of the Trust owned by Apollo FDC pays to Apollo FDC all of the interest and other proceeds received by the Trust on the FDC Loan after satisfying the Trust’s obligations on the Senior Note. The holder of the Senior Note has no recourse to Apollo FDC, AIC Holdco or us with respect to any interest on, or principal of, the Senior Note. However, if the value of the FDC Loan held by the Trust declines sufficiently, the investment would be unwound unless Apollo FDC posts additional collateral for the benefit of the Senior Note. Consequently, the maximum exposure on this investment is the amount of our investment in the Junior Note and any additional collateral we determine to post. During the fiscal year ended March 31, 2012, we sold $47,145 face value of the FDC Loan. As a result of this transaction, as of December 31, 2012, the FDC Loan par balance outstanding is $52,855, the Junior Note balance is $21,472 and the Senior Note balance is $20,283.

In the second of these investments, in June 2008 we invested through AIC Holdco $11,375 in AIC (TXU) Holdings LLC (“Apollo TXU”). Apollo TXU acquired exposure to $50,000 notional amount of a LIBOR plus 3.5% senior secured delayed draw term loan of Texas Competitive Electric Holdings (“TXU”) due 2014 through a non-recourse total return swap (the “TRS”) with an unaffiliated third party expiring on October 10, 2013. Pursuant to such delayed draw term loan, Apollo TXU pays an unaffiliated third-party interest at LIBOR plus 1.5% and generally receives all proceeds due under the delayed draw term loan of TXU (the “TXU Term Loan”). Like Apollo FDC, Apollo TXU is entitled to 100% of any realized appreciation in the TXU Term Loan and, since the TRS is a non-recourse arrangement, Apollo TXU is exposed only up to the amount of its investment in the TRS, plus any additional margin we decide to post, if any, during the term of the financing. The TRS does not constitute a senior security or a borrowing of Apollo TXU. In connection with the amendment and extension of the TXU Term Loan in April 2011, for which Apollo TXU received a consent fee along with an increase in the rate of the TXU Term Loan to LIBOR plus 4.5%, Apollo TXU extended its TRS to 2016 at a rate of LIBOR plus 2.0%. As of December 31, 2012, Apollo TXU’s notional exposure to the TXU term loan is $47,471.

In the third of these investments, in September 2008 we invested through AIC Holdco $10,022 in AIC (Boots) Holdings, LLC (“Apollo Boots”). Apollo Boots acquired €23,383 and £12,465 principal amount of senior term loans of AB Acquisitions Topco 2 Limited, a holding company for the Alliance Boots group of companies (the “Boots Term Loans”), out of the proceeds of our investment and a multicurrency $40,876 equivalent non-recourse loan to Apollo Boots (the “Acquisition Loan”) by an unaffiliated third party that matures in September 2013 and pays interest at LIBOR plus 1.25% or, in certain cases, the higher of the Federal Funds Rate plus 0.50% or the lender’s prime-rate. The Boots Term Loans pay interest at the rate of LIBOR plus 3% per year and matures in June 2015. During the three and nine months ended December 31, 2012, we sold €0 and £0 and €23,383 and £12,465 principal amount of the Boots Term Loans, respectively. At December 31, 2012, there was no outstanding principal balance of the Boots Term Loans with the assets representing the receivable due on the sale of the Boots Term Loans.

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

The Senior Note, TRS and Acquisition Loan are non-recourse to AIC Holdco, its subsidiaries and us and have standard events of default including failure to pay contractual amounts when due and failure by each of the underlying Apollo special purpose entities to provide additional credit support, sell assets or prepay a portion of its obligations if the value of the FDC Term Loan, the TXU Term Loan or the Boots Term Loans, as applicable, declines below specified levels. We may unwind any of these transactions at any time without penalty. From time to time we may provide additional capital to AIC Holdco for purposes of reserving for or funding margin calls under one or more of the transactions described above among other reasons. During the fiscal year ended March 31, 2009, we provided $18,480 in additional net capital to AIC Holdco. During the fiscal year ended March 31, 2010, $9,336 of net capital was returned to us from AIC Holdco. During the fiscal year ended March 31, 2011, $1,700 of net capital was provided to AIC Holdco. During the fiscal year ended March 31, 2012, $8,712 of net capital was returned to us from AIC Holdco. During the nine months ended December 31, 2012, $10,816 of net capital was returned to us from AIC Holdco. The Junior Note and TRS were performing assets as of the date of these financial statements.

Below is summarized financial information for AIC Holdco as of December 31, 2012 and March 31, 2012 and for the nine months ended December 31, 2012 and 2011 (in thousands).

	December 31, 2012 (unaudited)	March 31, 2012
Assets
Cash	$10	$15
Apollo FDC[1]	31,779	27,947
Apollo TXU[2]	26,641	26,066
Apollo Boots[3]	12,128	47,999
Other Assets	—	2,886

Total Assets	$70,558	$104,913

Liabilities
Apollo FDC[4]	$—	$—
Apollo TXU[5]	11,125	16,045
Apollo Boots[6]	8,091	29,948
Other Liabilities	—	2,886

Total Liabilities	$19,216	$48,879

Net Assets
Apollo FDC	$31,779	$27,947
Apollo TXU	15,516	10,021
Apollo Boots	4,037	18,051
Other	10	15

Total Net Assets	$51,342	$56,034

	Nine Months Ended December 31, 2012 (unaudited)	Nine Months Ended December 31, 2011 (unaudited)
Net Operating Income (Loss)
Apollo FDC[7]	$2,686	$5,126
Apollo TXU[7]	900	2,480
Apollo Boots[7]	721	933
Other	(5)	(21)

Total Operating Income	$4,302	$8,518

Net Realized Gain (Loss)
Apollo Boots	$1,513	$—

Total Net Realized Gain (Loss)	$1,513	$—

Net Change in Unrealized Appreciation / Depreciation
Apollo FDC	$3,832	$(17,458)
Apollo TXU	4,920	(9,464)
Apollo Boots	538	(4,333)

Total Net Change in Unrealized Appreciation / Depreciation	$9,290	$(31,255)

Net Income (Loss)[8]
Apollo FDC	$6,518	$(12,332)
Apollo TXU	5,820	(6,984)
Apollo Boots	2,772	(3,400)
Other	(5)	(21)

Total Net Income (Loss)	$15,105	$(22,737)

(1)	Includes fair value of the Junior Note held by Apollo FDC. Cost: $21,472 and $21,472, respectively.
(2)	Represents fair value of collateral posted in relation to the TRS held by Apollo TXU. Cost: $26,641 and $26,066, respectively.
(3)	Represents fair value of the Boots Term Loans held by Apollo Boots and fair value of receivable for Boots Term Loans sold during the period. Cost of outstanding par was $50,109 at March 31, 2012. There was no outstanding principal balance of the Boots Term Loans at December 31, 2012.
(4)	Apollo FDC’s interest is subject to a senior note of a separate entity of $20,283 and $20,283 at December 31, 2012 and March 31, 2012, respectively; However, Apollo FDC has no liability for such senior note.
(5)	Represents liability on the TRS held by Apollo TXU.
(6)	Represents liability of Apollo Boots on the Acquisition Loan.
(7)	In the case of Apollo FDC, net operating income consists of interest income on the Junior Note less interest paid on the senior note together with immaterial administrative expenses. In the case of Apollo TXU, net operating income consists of net payments from (to) the swap counterparty of Apollo TXU’s obligation to pay interest and its right to receive the proceeds in respect of the reference asset, together with immaterial administrative expenses. In the case of AIC Boots, net operating income consists of interest income on the Boots Term Loans, less interest payments on the Acquisition Loan together with immaterial administrative expenses. There are no management or incentive fees.
(8)	Net income is the sum of operating income, realized gain (loss) and net change in unrealized appreciation / depreciation.

Dividends

Dividends to stockholders for the three and nine months ended December 31, 2012 totaled $40.6 million or $0.20 per share, and $121.7 million or $0.60 per share, respectively. Dividends to stockholders for the three and nine months ended December 31, 2011 totaled $55.2 million or $0.28 per share, and $165.0 million or $0.84 per share, respectively. Tax characteristics of all dividends will be reported to shareholders on Form 1099 after the end of the calendar year. Our quarterly dividends, if any, will be determined by our Board of Directors.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. During the three and nine months ended December 31, 2012, many of the loans in our portfolio had floating interest rates. These loans are usually based on floating LIBOR and typically have durations of one to six months after which they reset to current market interest rates. The Company also has a Senior Secured Facility that is based on floating LIBOR rates. Assuming no changes to our balance sheet as of December 31, 2012, a hypothetical one percent increase in LIBOR on our floating rate assets and liabilities would decrease our earnings by approximately one cent per average share over the next twelve months. Assuming no changes to our balance sheet as of December 31, 2012, a hypothetical two percent increase in LIBOR on our floating rate assets and liabilities would increase our earnings by three cents per average share over the next twelve months. Assuming no changes to our balance sheet as of December 31, 2012, a hypothetical three percent increase in LIBOR on our floating rate assets and liabilities would increase our earnings by approximately six cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the three and nine months ended December 31, 2012, we did not engage in interest rate hedging activities.

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As of December 31, 2012 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)    Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financing reporting that occurred during the third fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 6, 2013.

APOLLO INVESTMENT CORPORATION

By:	/s/ JAMES C. ZELTER
James C. Zelter
Chief Executive Officer

By:	/s/ GREGORY W. HUNT
Gregory W. Hunt
Chief Financial Officer and Treasurer