Form 10-K
period 2013-03-31
APOLLO INVESTMENT CORP
filed 2013-05-23
CIK 1278752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE FISCAL YEAR ENDED MARCH 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the Registrant on September 28, 2012 based on the closing price on that date of $7.88 on the NASDAQ Global Select Market was approximately $1.5 billion. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 224,741,351 shares of the Registrant’s common stock outstanding as of May 22, 2013.

Portions of the registrant’s Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

APOLLO INVESTMENT CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2013

PART I

Item 1. Business

Apollo Investment Corporation

Apollo Investment Corporation (“Apollo Investment,” “Company,” “AIC,” “we,” “us,” and “our”), a Maryland corporation organized on February 2, 2004, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”), under the Internal Revenue Code of 1986, as amended (the “Code”).

Our investment objective is to generate current income and capital appreciation. We invest primarily in various forms of debt investments including secured and unsecured loans, mezzanine investments and/or equity in private middle market companies. We may also invest in the securities of public companies and structured products such as collateralized loan obligations.

Our portfolio is comprised primarily of investments in debt, including secured, unsecured and mezzanine debt of private middle-market companies that, in the case of senior secured loans, generally are not broadly syndicated and whose aggregate tranche size is typically less than $250 million. Our portfolio also includes equity interests such as common stock, preferred stock, warrants or options. In this Form 10-K, we use the term “middle-market” to refer to companies with annual revenues between $50 million and $2 billion. While our investment objective is to generate current income and capital appreciation through investments in U.S. secured and unsecured loans, other debt securities and equity, we may also invest a portion of the portfolio in other investment opportunities, including foreign securities and structured products. Most of the debt instruments we invest in are unrated or rated below investment grade, which is an indication of size, credit worthiness and speculative nature relative to the capacity to pay interest and principal.

Apollo Investment Management, L.P. (“AIM”) is our investment adviser and an affiliate of Apollo Global Management, LLC, and its consolidated subsidiaries (“AGM”). AGM and other affiliates manage other funds that may have investment mandates that are similar, in whole or in part, with ours. AIM and its affiliates may determine that an investment is appropriate both for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, AIM may determine that we should invest on a side-by-side basis with one or more other funds. We make all such investments subject to compliance with applicable regulations and interpretations, and our allocation procedures. In certain circumstances negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. There can be no assurance that any such order will be obtained.

During our fiscal year ended March 31, 2013, we invested $1.5 billion across 49 new and 36 existing portfolio companies through a combination of primary and secondary market purchases. This compares to $1.5 billion across 21 new and 18 existing portfolio companies for the previous fiscal year ended March 31, 2012. Investments sold or repaid during the fiscal year ended March 31, 2013 totaled $1.3 billion versus $1.6 billion for the fiscal year ended March 31, 2012. The weighted average yields on our secured loan portfolio, unsecured debt portfolio and total debt portfolio as of March 31, 2013 at our current cost basis were 11.2%, 12.7% and 11.9%, respectively. At March 31, 2012, the yields were 10.2%, 12.7% and 11.9%, respectively.

Our targeted investment size typically ranges between $20 million and $250 million, although this investment size may vary proportionately as the size of our available capital base changes. At March 31, 2013, our net portfolio consisted of 81 portfolio companies and was invested 44% in secured debt, 43% in unsecured debt, 7% in structured products, 0% in preferred equity and 6% in common equity and warrants measured at fair value versus 62 portfolio companies invested 32% in secured debt, 57% in unsecured debt, 3% in structured products, 1% in preferred equity and 7% in common equity and warrants at March 31, 2012.

Since the initial public offering of Apollo Investment in April 2004 and through March 31, 2013, invested capital totaled $10.3 billion in 215 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 100 different financial sponsors.

At March 31, 2013, 64% or $1.6 billion of our income-bearing investment portfolio is fixed rate debt and 36% or $0.9 billion is floating rate debt, measured at fair value. On a cost basis, 65% or $1.6 billion of our income-bearing investment portfolio is fixed rate debt and 35% or $0.9 billion is floating rate debt. At March 31, 2012, 67% or $1.6 billion of our income-bearing investment portfolio was fixed rate debt and 33% or $0.8 billion was floating rate debt. On a cost basis, 65% or $1.7 billion of our income-bearing investment portfolio was fixed rate debt and 35% or $0.9 billion was floating rate debt.

Apollo Investment Management, L.P.

AIM, our investment adviser, is led by John Hannan, James Zelter and Edward Goldthorpe. Potential investment opportunities are generally approved by an investment committee composed of senior personnel across AGM including Mr. Zelter and Mr. Goldthorpe. The composition of the investment committee and its approval process for the Company’s investments may change from time to time. AIM draws upon AGM’s more than 20 year history and benefits from the broader firm’s significant capital markets, trading and research expertise developed through investments in many core sectors in over 150 companies since inception.

Apollo Investment Administration

In addition to furnishing us with office facilities, equipment, and clerical, bookkeeping and record keeping services, Apollo Investment Administration, LLC (“AIA” or “Apollo Administration”), an affiliate of AGM, also oversees our financial records as well as prepares our reports to stockholders and reports filed with the SEC. AIA also performs the calculation and publication of our net asset value, the payment of our expenses and oversees the performance of various third-party service providers and the preparation and filing of our tax returns. Furthermore, AIA provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance.

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

Investments

Apollo Investment seeks to create a portfolio that includes primarily debt investments including secured loans, unsecured and mezzanine loans and, to a lesser extent, equity investments by investing, on an individual portfolio company basis, approximately $20 million to $250 million of capital, on average, in the securities of middle-market companies, as well as structured products such as collateralized loan obligations. The average investment size will vary as the size of our capital base varies. Our target portfolio consists primarily of long-term secured debt, as well as unsecured and mezzanine positions of private middle-market companies. Structurally, unsecured and mezzanine debt usually ranks subordinate in priority of payment to senior debt, such as bank debt, and is characterized as unsecured. As such, other creditors may rank senior to us in the event of an insolvency.

However, unsecured and mezzanine debt ranks senior to common and preferred equity in a borrowers’ capital structure. Unsecured and mezzanine debt may have a fixed or floating interest rate. Additional income can be generated from upfront fees, call protection including call premiums, equity co-investments or warrants. We may also invest in debt and equity positions of structured products, such as collateralized loan obligations (“CLOs”). CLOs are a form of securitization in which the cash flows of a portfolio of loans are pooled and passed on to different classes of owners in various tranches.

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

The following is a representative list of the industries in which we have invested:

• Aviation	• Education	• Homebuilding	• Precious Metals and Minerals

• Broadcasting & Entertainment	• Electronics	• Insurance	• Printing & Publishing

• Business Services	• Energy	• Leisure Equipment	• Retail

• Chemicals	• Environmental & Facilities Services	• Manufacturing	• Telecommunications

• Consulting Services	• Finance	• Media	• Transportation

• Consumer Products	• Financial Services	• Oil and Gas	• Utilities

• Distribution	• Grocery	• Packaging

• Diversified Service	• Healthcare	• Power

We may also invest in other industries if we are presented with attractive opportunities. In an effort to increase our returns and the number of investments that we can make, we may in the future seek to securitize our debt investments. To securitize debt investments, we may create a wholly owned subsidiary and contribute a pool of loans to the subsidiary. We may sell debt of or interests in the subsidiary on a non-recourse basis to purchasers whom we would expect to be willing to accept a lower interest rate to invest in investment-grade securities. We may use the proceeds of such sales to reduce indebtedness or to fund additional investments. We may also invest through special purpose entities or other arrangements, including total return swaps and repurchase agreements, in order to obtain non-recourse financing or for other purposes.

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies and in private funds. We may also co-invest on a concurrent basis with affiliates of ours, subject to compliance with applicable regulations and our allocation procedures. Certain types of negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. There can be no assurance that any such order will be obtained.

At March 31, 2013, our portfolio consisted of 81 portfolio companies and was invested 44% in secured debt, 43% in unsecured debt, 7% in structured products, 0% in preferred equity and 6% in common equity and warrants measured at fair value. We expect that our portfolio will continue to include primarily secured and unsecured debt investments as well as, to a lesser extent, equity-related securities. In addition, we also expect to invest a portion of our portfolio in other investments, which are not our primary focus, but are intended to enhance our risk-adjusted returns to stockholders. These investments may include, but are not limited to, securities of public companies, debt and equity securities of companies located outside of the United States and structured products.

Listed below are our top ten portfolio companies and industries based on their fair value and represented as a percentage of the portfolio for the years ended March 31, 2013 and 2012:

TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF MARCH 31, 2013

PORTFOLIO COMPANY	% of Portfolio	INDUSTRY	% of Portfolio
Ceridian Corp.	6.8%	Diversified Service	10.4%
Ranpak Corp.	5.1%	Healthcare	10.2%
U.S. Security Associates Holdings, Inc.	4.9%	Business Services	9.8%
inVentiv Health, Inc.	4.9%	Finance	8.5%
Merx Aviation Finance Holdings, LLC	4.8%	Packaging	5.1%
Altegrity, Inc.	3.6%	Financial Services	5.0%
Playpower Holdings, Inc.	2.8%	Aviation	4.8%
First Data Corp.	2.8%	Transportation	4.6%
Aveta, Inc.	2.5%	Environmental & Facilities Services	4.0%
Intelsat Bermuda Ltd.	2.4%	Energy	3.9%

TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF MARCH 31, 2012

PORTFOLIO COMPANY	% of Portfolio	INDUSTRY	% of Portfolio
inVentiv Health, Inc.	5.4%	Diversified Service	8.9%
Ranpak Corporation	5.3%	Business Services	8.1%
Altegrity, Inc.	5.2%	Education	7.8%
US Security Associates Holdings, Inc.	5.2%	Market Research	7.3%
Intelsat Bermuda Ltd.	4.0%	Distribution	5.6%
Asurion Corporation	4.0%	Insurance	5.4%
Playpower Holdings, Inc.	3.7%	Packaging	5.4%
TL Acquisitions, Inc. (Cengage Learning)	3.5%	Broadcasting & Entertainment	5.1%
Univar Inc.	3.5%	Healthcare	4.9%
Advantage Sales & Marketing, Inc.	3.2%	Grocery	4.8%

Listed below is the geographic breakdown of the portfolio based on fair value as of March 31, 2013 and 2012:

Geographic Region	% of Portfolio at March 31, 2013	Geographic Region	% of Portfolio at March 31, 2012
United States	91.9%	United States	90.6%
Western Europe	6.7%	Western Europe	9.4%
Cayman Islands	1.4%	Cayman Islands	—

	100.0%		100.0%

Investment selection & due diligence

We are committed to a value oriented philosophy of, among other things, capital preservation and commit resources to managing risks associated with our investment portfolio. Our investment adviser conducts due diligence on prospective portfolio companies. In conducting its due diligence, our investment adviser uses information provided by the company and its management team, publicly available information, as well as information from their extensive relationships with former and current management teams, consultants, competitors and investment bankers and the direct experience of the senior partners of our affiliates.

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

Upon the completion of due diligence and a decision to seek approval for an investment in a company, the professionals leading the proposed investment generally present the investment opportunity to and seek approval from the investment committee, which determines whether to pursue the potential investment. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys and accountants prior to the closing of the investment, as well as other outside advisers, as appropriate.

Investment structure

Once we have determined that a prospective portfolio company is suitable for investment, we work with the management of that company and its other capital providers, including senior, junior and equity capital providers, to structure an investment.

We generally seek to structure our investments as secured loans with a direct lien on the assets or cash flows of the company that provide for increased downside protection in the event of insolvency while maintaining attractive risk-adjusted returns and current interest income. We generally seek for these secured loans to obtain security interests in the assets of our portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first or second priority liens on the assets of a portfolio company. In some cases, we may enter into debt investments that, by their terms, convert into equity or additional debt securities or defer payments (payment-in-kind) of interest after our investment. Also, in some cases our debt investments may be collateralized by a subordinated lien on some or all of the assets of the borrower. Typically, our loans have maturities of three to ten years.

We seek to tailor the terms of our investments to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio company to achieve its business plan and improve its profitability. For example, in addition to seeking a senior position in the capital structure of our portfolio companies, we seek to limit the downside potential of our investments by:

•	requiring an expected total return on our investments (including both interest and potential equity appreciation) that compensates us for credit risk;

•	generally incorporating call protection into the investment structure where possible; and

•

negotiating covenants and information rights in connection with our investments that afford our portfolio companies flexibility in managing their businesses, but which are still consistent with our goal of preserving our capital. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or participation rights. Our investments may include equity features, such as warrants or options to buy a minority interest in the portfolio company. Any warrants we receive with our debt securities generally require only a nominal cost to exercise, and thus, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. We may structure the warrants to provide provisions protecting our rights as a minority-interest holder, as well as puts, or rights to sell such securities back to the company, upon the occurrence of specified events. In many cases, we may also seek to obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights.

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

Under this system, investments with a grade of 1 involve the least amount of risk to our initial cost basis. The trends and risk factors for this investment since origination or acquisition are generally favorable, which may include the performance of the portfolio company or a potential exit. Investments graded 2 involve a level of risk to our initial cost basis that is similar to the level of risk underwritten at the time of origination or acquisition. This portfolio company is generally performing in accordance with our analysis of its business and the full return of principal and interest or dividend is expected. Investments graded 3 indicate that the risk to our ability to recoup the cost of such investment has increased since origination or acquisition, but full return of principal and interest or dividend is expected. A portfolio company with an investment grade of 3 requires closer monitoring. Investments graded 4 indicate that the risk to our ability to recoup the cost of such investment has increased significantly since origination or acquisition, including as a result of factors such as declining performance and noncompliance with debt covenants, and we expect some loss of interest, dividend or capital appreciation, but still expect an overall positive internal rate of return on the investment. Investments graded 5 indicate that the risk to our ability to recoup the cost of such investment has increased materially since origination or acquisition and the portfolio company likely has materially declining performance. Loss of interest or dividend and some loss of principal investment is expected, which would result in an overall negative internal rate of return on the investment. For investments graded 4 or 5, AIM enhances its level of scrutiny over the monitoring of such portfolio company.

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

Valuation Process

The following is a description of the steps we take each quarter to determine the value of our portfolio. Our portfolio of investments is recorded at fair value as determined in good faith by or under the direction of our board of directors pursuant to a written valuation policy and a consistently applied valuation process utilizing the input of our investment adviser, independent valuation firms, third party pricing services and the audit committee. Since this process necessarily involves the use of judgment and the engagement of independent valuation firms, there is no certainty as to the value of our portfolio investments. Investments for which market quotations are readily available are recorded in our financial statements at such market quotations if they are deemed to represent fair value. Market quotations may be deemed not to represent fair value where AIM believes that facts and circumstances applicable to an issuer, a seller or purchaser or the market for a particular security causes current market quotes not to reflect the fair value of the security, among other reasons. Examples of these events could include cases in which material events are announced after the close of the market on which a security is primarily traded, when a security trades infrequently causing a quoted purchase or sale price to become stale or in the event of a “fire sale” by a distressed seller.

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

(4) the audit committee of the board of directors reviews the preliminary valuation of our investment adviser and the valuation prepared by the independent valuation firm and responds to the valuation recommendation of the independent valuation firm to reflect any comments; and

(5) the board of directors discusses valuations and determines in good faith the fair value of each investment in our portfolio based on the input of our investment adviser, the applicable independent valuation firm, third party pricing services and the audit committee.

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

Staffing

The Company has no employees. All of the services we utilize are provided by third parties. Our chief financial officer and chief compliance officer and additional personnel assisting them in such functions are employees of AIA and perform their respective functions under the terms of the administration agreement with AIA. Certain of our other executive officers are managing partners of our investment adviser. Our day-to-day investment operations are managed by our investment adviser, which draws on the broader capabilities of the Opportunistic Credit segment of AGM’s credit business. In addition, we generally reimburse AIA for our allocable portion of expenses incurred by it in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our chief financial officer, chief compliance officer and corporate secretary and their respective staffs.

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

Item 1A. Risk Factors

Investing in Apollo Investment involves a number of significant risks related to our business, structure, investments and investment in our common stock. As a result, there can be no assurance that we will achieve our investment objective. You should carefully consider the risks described below, together with all of the other information included in this report, before you decide whether to invest in Apollo Investment. The risks set forth below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and/or operating results.

CERTAIN RISKS IN THE CURRENT ENVIRONMENT

Capital markets could experience a period of disruption and instability. Such market conditions have historically and could again have a material and adverse affect on debt and equity capital markets in the United States and abroad, which could have a materially negative impact on our business and operations.

Global capital markets have historically experienced periods of disruption and instability characterized by a lack of liquidity in the debt capital markets, significant losses in the principal value of investments, the re-pricing of credit risk in the broadly syndicated credit market and the failure of certain major financial institutions. Such conditions may occur for a prolonged period of time. These market conditions have historically and could again have a material adverse affect on debt and equity capital markets in the United States and Europe, which could have a materially negative impact on our business, financial condition and results of operations. We and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital. In such circumstances, equity capital may be difficult to raise because subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without general approval by our shareholders, which we currently have, and approval of the specific issuance by our Board. In addition, our ability to incur indebtedness or issue preferred stock is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 200% immediately after each time we incur indebtedness or issue preferred stock. The debt capital that may be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

Market conditions may in the future make it difficult to extend the maturity of or refinance our existing indebtedness, including the final maturity of our senior secured credit facility in May 2016, and any failure to do so could have a material adverse effect on our business. The illiquidity of our investments may make it difficult for us to sell such investments if required. As a result, we may realize significantly less than the value at which we have recorded our investments.

Given the extreme volatility and dislocation that the capital markets have historically experienced, many BDCs have faced, and may in the future face, a challenging environment in which to raise capital. We may in the future have difficulty accessing debt and equity capital, and a severe disruption in the global financial markets or deterioration in credit and financing conditions could have a material adverse effect on our business, financial condition and results of operations. In addition, significant changes in the capital markets, including the extreme volatility and disruption, have had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition or results of operations. The current financial market situation, as well as various social and political tensions in the United States and around the world, particularly in the Middle East, may continue to contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause further economic uncertainties or deterioration in the United States and worldwide. Since 2010, several European Union (‘‘EU’’) countries, including Greece, Ireland, Italy, Spain, and Portugal have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is continued concern about national-level support for the euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. AIM does not know how long the financial markets will continue to be affected by these events and cannot predict the effects of these or similar events in the future on the United States economy and securities markets or on our investments. AIM monitors developments and seeks to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that it will be successful in doing so; and AIM may not timely anticipate or manage existing, new or additional risks, contingencies or developments, including regulatory developments in the current or future market environment.

We are required to record certain of our assets at fair value, as determined in good faith by our board of directors in accordance with our valuation policy. As a result, volatility in the capital markets may have a material adverse affect on our investment valuations and our net asset value, even if we plan to hold investments to maturity.

The instability in the financial markets approximately five years ago has led the U.S. Government to take a number of unprecedented actions and pass legislation designed to regulate and support certain financial institutions and numerous segments of the financial markets that have experienced extreme volatility, and in some cases a lack of liquidity.

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

Concerns regarding the level of U.S. Government debt, a further downgrade of the U.S. government sovereign credit rating, impending automatic spending cuts and the continuing economic crisis in Europe could negatively impact our liquidity, financial condition and earnings.

Recent U.S. debt ceiling and budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the United States from “AAA” to “AA+” in August 2011. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments, along with the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Associated with Recent Commodity Futures Trading Commission Actions

AIM has claimed relief available under a no-action letter (“Letter 12-40”) issued by the staff of the CFTC. Letter 12-40 relieves AIM from registering with the CFTC as the commodity pool operator (“CPO”) of AIC, provided that AIC (i) continues to be regulated by the SEC as a business development company, (ii) allocates no more than a designated percentage of its liquidation value to futures contracts, certain swap contracts and certain other derivative instruments that are within the jurisdiction of the Commodity Exchange Act (collectively, “CEA-regulated products”), and (iii) is not marketed to the public as a commodity pool or as a vehicle for trading in CEA-regulated products. If AIC can no longer satisfy the conditions of Letter 12-40, AIM could be subject to the CFTC’s CPO registration requirements, and the disclosure and operations of AIC would need to comply with all applicable regulations governing commodity pools and CPOs. If AIM were required to register as a CPO, it would also be required to become a member of the National Futures Association (“NFA”) and be subject to the NFA’s rules and bylaws. Compliance with these additional registration and regulatory requirements may increase AIM’s operating expenses, which, in turn, could result in AIC’s investors being charged additional fees.

The continued uncertainty related to the sustainability and pace of economic recovery in the U.S. and globally could have a negative impact on our business.

Apollo Investment’s business has been, and could continue to be, negatively impacted by the uncertainty surrounding the sustainability and pace of economic recovery in the U.S. as well as globally. Fiscal and monetary actions taken by U.S. and non-U.S. government and regulatory authorities could have a material adverse impact on our business.

The continued uncertainty from the ongoing Eurozone Debt and Economic Crisis and the potential outcome on the global financial markets and financial conditions generally.

Several European countries continue to experience credit deterioration due to weakness in their economic and fiscal situations. These ongoing conditions have caused, and are likely to continue to cause, disruptions in the global financial markets.

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

We may suffer credit losses.

Investment in small and middle-market companies is highly speculative and involves a high degree of risk of credit loss. These risks are likely to increase during volatile economic periods, as the U.S. and many other economies have experienced. See “Risks Related to Our Investments.”

We are dependent upon Apollo Investment Management’s key personnel for our future success and upon their access to AGM’s investment professionals and partners.

We depend on the diligence, skill and network of business contacts of the senior management of AIM specifically and AGM generally. Members of our senior management may depart at any time. We also depend, to a significant extent, on AIM’s access to the investment professionals and partners of AGM and the information and deal flow generated by the AGM investment professionals in the course of their investment and portfolio management activities. The senior management of AIM evaluates, negotiates, structures, closes and monitors our investments. Our future success depends on the continued service of senior members of AGM’s credit platform, including the senior management team of AIM. The departure of our senior management, any senior managers of AIM, or of a significant number of the investment professionals or partners of AGM, could have a material adverse effect on our ability to achieve our investment objective. In addition, we can offer no assurance that AIM will remain our investment adviser or that we will continue to have access to AGM’s partners and investment professionals or its information and deal flow.

Our financial condition and results of operations depend on our ability to manage future growth effectively.

Our ability to achieve our investment objective depends, in part, on our ability to grow, which depends, in turn, on AIM’s ability to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of AIM’s structuring of the investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. The senior management team of AIM has substantial responsibilities under the investment advisory and management agreement, and with respect to certain members, in connection with their roles as officers of other AGM funds.

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

For U.S. federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if, for example, we receive warrants in connection with the making of a loan or payment-in-kind interest, which represents contractual interest added to the loan balance and typically due at the end of the loan term or possibly in other circumstances. Such original issue discount is included in income before we receive any corresponding cash payments and could be significant relative to our overall investment activities. Loans structured with these features may represent a higher level of credit risk than loans the interest on which must be paid in cash at regular intervals. We also may be required to include in income certain other amounts that we do not receive in cash.

The incentive fee payable by us that relates to our net investment income is computed and paid on income that may include some interest that has been accrued but not yet received in cash. If a portfolio company defaults on a loan, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible. Consequently, while we may make incentive fee payments on income accruals that we may not collect in the future and with respect to which we do not have a formal clawback right against our investment adviser per se, the amount of accrued income written off in any period will reduce the income in the period in which such write-off was taken and thereby reduce such period’s incentive fee payment. For the time period between April 1, 2012 and March 31, 2014, the portion of the incentive fee that is attributable to deferred interest, such as PIK, will not be paid to AIM until the Company receives such interest in cash. The accrual of incentive fees shall be reversed if such interest is reversed in connection with any write-off or similar treatment of the investment.

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

The agreements governing certain of our debt instruments require us to comply with certain financial and operational covenants. These covenants require us to, among other things, maintain certain financial ratios, including asset coverage and minimum shareholders’ equity. As of March 31, 2013, we were in compliance with these covenants. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. In the event of deterioration in the capital markets and pricing levels subsequent to this period, net unrealized depreciation in our portfolio may increase in the future. Absent an amendment to our revolving credit facility, continued unrealized depreciation in our investment portfolio could result in non-compliance with certain covenants.

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

Because we borrow money, and may issue preferred stock to finance investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay dividends on preferred stock and the rate at which we invest these funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase except to the extent we have issued fixed rate debt or preferred stock, which could reduce our net investment income. Our long-term fixed-rate investments are financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act and applicable commodities laws. Interest rate hedging activities do not protect against credit risk. We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming no changes to our balance sheet as of March 31, 2013, a hypothetical one percent increase in London Interbank Offered Rate (LIBOR) on our floating rate assets and liabilities would decrease our earnings by approximately two cents per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2013, a hypothetical two percent increase in LIBOR on our floating rate assets and liabilities would increase our earnings by three cents per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2013, a hypothetical three percent increase in LIBOR on our floating rate assets and liabilities would increase our earnings by approximately five cents per average share over the next twelve months. In addition, we believe that our interest rate matching strategy and our ability to hedge mitigates the effects any changes in interest rates may have on our investment income. Although management believes that this is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase or decrease in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

A portion of our floating rate investments may include features such as LIBOR floors. To the extent we invest in credit instruments with LIBOR floors, we may lose some of the benefits of incurring leverage. Specifically, if we issue preferred stock or debt (or otherwise borrow money), our costs of leverage will increase as rates increase. However, we may not benefit from the higher coupon payments resulting from increased interest rates if our investments in LIBOR floors and rates do not rise to levels above the LIBOR floors. In this situation, we will experience increased financing costs without the benefit of receiving higher income. This in turn may result in the potential for a decrease in the level of income available for dividends or distributions made by us.

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

A large percentage of our portfolio investments are not publicly traded. The fair value of these investments may not be readily determinable. We value these investments quarterly at fair value (based on ASC 820, its corresponding guidance and the principal markets in which these investments trade) as determined in good faith by our board of directors pursuant to a written valuation policy and a consistently applied valuation process utilizing the input of our investment adviser, independent valuation firms, third party pricing services and the audit committee. Our board of directors utilizes the services of independent valuation firms to aid it in determining the fair value of these investments. The types of factors that may be considered in fair value pricing of these investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to more liquid securities, indices and other market-related inputs, discounted cash flow, our principal market and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a readily available market for these investments existed and may differ materially from the amounts we realize on any disposition of such investments. Our net asset value could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon the disposal of such investments.

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

We generally make investments in private companies. Substantially all of these securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we or an affiliated manager of AGM has material non-public information regarding such portfolio company.

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

Allocation of Personnel

Potential investment opportunities are generally approved by an investment committee composed of senior personnel across AGM including Mr. Zelter and Mr. Goldthorpe. Our executive officers and directors, and the partners of our investment adviser, AIM, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. Moreover, we note that, notwithstanding the difference in principal investment objectives between us and other AGM funds, such other AGM sponsored funds, including new affiliated potential pooled investment vehicles or managed accounts not yet established (whether managed or sponsored by AGM or AIM itself), have and may from time to time have overlapping investment objectives with us and, accordingly, invest in, whether principally or secondarily, asset classes similar to those targeted by us. To the extent such other investment vehicles have overlapping investment objectives, the scope of opportunities otherwise available to us may be adversely affected and/or reduced. As a result, certain partners of AIM may face conflicts in their time management and commitments as well as in the allocation of investment opportunities to other AGM funds. In addition, in the event such investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, AIM our desired investment portfolio may be adversely affected. Although AIM endeavors to allocate investment opportunities in a fair and equitable manner, it is possible that we may not be given the opportunity to participate in certain investments made by investment funds managed by AIM or investment managers affiliated with AIM.

No Information Barriers

There are no information barriers amongst AGM and certain of its affiliates. If AIM were to receive material non-public information about a particular company, or have an interest in investing in a particular company, AGM or certain of its affiliates may be prevented from investing in such company. Conversely, if AGM were to receive material non-public information about a particular company, or have an interest in investing in a particular company, we may be prevented from investing in such company.

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

Co-Investment Activity and Allocation of Investment Opportunities

AGM and its affiliated investment managers, including AIM, may determine that an investment is appropriate both for us and for one or more other funds. In such event, depending on the availability of such investment and other appropriate factors, AIM may determine that we should invest on a side-by-side basis with one or more other funds. We may make all such investments subject to compliance with applicable regulations and interpretations, and our allocation procedures. In certain circumstances negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. There can be no assurance that any such order will be obtained.

AGM has adopted allocation procedures that are intended to ensure that each fund or account managed by AGM (“Apollo-advised funds”) is treated in a manner that, over time, is fair and equitable. Allocations generally are made pro rata based on order size. In certain circumstances, the allocation policy provides for the allocation of investments pursuant to a predefined arrangement that is other than pro rata. As a result, in situations where a security is appropriate for us but is limited in availability, we may receive a lower allocation than may be desired by our portfolio managers or no allocation if Apollo believes the investment is more appropriate for a different Apollo-advised fund because of its investment mandate. Investment opportunities may be allocated on a basis other than pro rata to the extent it is done in good faith and does not, or is not reasonably expected to, result in an improper disadvantage or advantage to one participating Apollo-advised fund as compared to another participating Apollo-advised fund.

In the event investment opportunities are allocated among us and the other Apollo-advised funds, we may not be able to structure our investment portfolio in the manner desired. Although AGM endeavors to allocate investment opportunities in a fair and equitable manner, it is possible that we may not be given the opportunity to participate in certain investments made by the other Apollo-advised funds or portfolio managers affiliated with AIM. Furthermore, we and the other Apollo-advised funds may make investments in securities where the prevailing trading activity may make impossible the receipt of the same price or execution on the entire volume of securities purchased or sold by us and the other Apollo-advised funds. When this occurs, the various prices may be averaged, and we will be charged or credited with the average price. Thus, the effect of the aggregation may operate on some occasions to our disadvantage. In addition, under certain circumstances, we may not be charged the same commission or commission equivalent rates in connection with a bunched or aggregated order.

It is possible that the other Apollo-advised funds may make investments in the same or similar securities at different times and on different terms than we do. From time to time, we and the other Apollo-advised funds may make investments at different levels of an issuer’s capital structure or otherwise in different classes of an issuer’s securities. Such investments may inherently give rise to conflicts of interest or perceived conflicts of interest between or among the various classes of securities that may be held by such entities. Conflicts may also arise because portfolio decisions regarding us may benefit the other Apollo-advised funds. For example, the sale of a long position or establishment of a short position by us may impair the price of the same security sold short by (and therefore benefit) one or more Apollo-advised funds, and the purchase of a security or covering of a short position in a security by us may increase the price of the same security held by (and therefore benefit) one or more Apollo-advised funds. In these circumstances AIM and its affiliates will seek to resolve each conflict in a manner that is fair to the various clients involved in light of the totality of the circumstances. In some cases the resolution may not be in our best interests.

AGM and its clients may pursue or enforce rights with respect to an issuer in which we have invested, and those activities may have an adverse effect on us. As a result, prices, availability, liquidity and terms of our investments may be negatively impacted by the activities of AGM or its clients, and transactions for us may be impaired or effected at prices or terms that may be less favorable than would otherwise have been the case.

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

Allocation of Expenses

We have entered into a royalty-free license agreement with AGM, pursuant to which AGM has agreed to grant us a non-exclusive license to use the name “Apollo.” Under the license agreement, we have the right to use the “Apollo” name for so long as AIM or one of its affiliates remains our investment adviser. In addition, we rent office space from AIA, an affiliate of AIM, and pay Apollo Administration our allocable portion of overhead and other expenses incurred by AIA in performing its obligations under the administration agreement, including our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staffs, which can create conflicts of interest that our board of directors must monitor.

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

We may distribute taxable dividends that are payable in cash and shares of our common stock at the election of each stockholder. The Internal Revenue Service has issued private letter rulings on cash/stock dividends paid by RICs and real estate investment trusts where the cash component is limited to 20% of the total distribution if certain requirements are satisfied. Stockholders receiving such dividends will be required to include the full amount of the dividend (including the portion payable in stock) as ordinary income (or, in certain circumstances, long-term capital gain) to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock. It is unclear whether and to what extent we will be able to pay taxable dividends in cash and common stock (whether pursuant to a private letter ruling or otherwise).

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

Our investment adviser and administrator have the right, under our investment management agreement and administration agreement, respectively, to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If our investment adviser or our administrator resigns, we may not be able to find a replacement or hire internal management or administration with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our business, financial condition and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities or our internal administration activities, as applicable, is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our investment adviser and its affiliates or our administrator and its affiliates. Even if we are able to retain comparable management or administration, whether internal or external, the integration of such management or administration and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition and results of operations.

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

We invest primarily in secured, unsecured and mezzanine debt of private middle-market companies. We also may invest in equity and structured products, such as CLOs. We may not realize gains from our equity investments.

Secured loans, which we define to include first lien and second lien debt, are the most senior form of indebtedness of an issuer and, due to the ability of the lender to sell the collateral to repay its loan in the event of default, the lender will likely experience more favorable recovery than more junior creditors in the event of the issuer defaults on its indebtedness.

Unsecured debt or loans, also referred to as mezzanine loans or subordinated debt are generally unsecured and junior to other indebtedness of the issuer. As a consequence, the holder of a mezzanine loan may lack adequate protection in the event the issuer becomes distressed or insolvent and will likely experience a lower recovery than more senior debtholders in the event the issuer defaults on its indebtedness. In addition, mezzanine loans of middle market companies are often highly illiquid and in adverse market conditions may experience steep declines in valuation even if they are fully performing.

We may invest in debt and equity positions of structured products, such as collateralized loan obligations. CLOs are a form a securitization in which the cash flows of a portfolio of loans are pooled and passed on to different classes of owners in various tranches.

When we invest in unsecured and secured loans, we have acquired and may continue to acquire warrants or other equity securities as well. In addition, we may invest directly in the equity securities of portfolio companies. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Our investments in CLOs may be riskier and less transparent to us and our stockholders than direct investments in the underlying companies.

We invest in CLOs. Generally, there may be less information available to us regarding the underlying debt investments held by CLOs than if we had invested directly in the debt of the underlying companies. As a result, our stockholders will not know the details of the underlying securities of the CLOs in which we will invest. Our CLO investments will also be subject to the risk of leverage associated with the debt issued by such CLOs and the repayment priority of senior debt holders in such CLOs. Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.

CLOs typically will have no significant assets other than their underlying loans; payments on CLO investments are and will be payable solely from the cashflows from such loans.

CLOs typically will have no significant assets other than their underlying loans. Accordingly, payments on CLO investments are and will be payable solely from the cashflows from such loans, net of all management fees and other expenses. Payments to us as a holder of CLO investments are and will be met only after payments due on the senior notes (and, where appropriate, the junior secured notes) from time to time have been made in full. This means that relatively small numbers of defaults of loans may adversely impact our returns.

Our CLO investments are exposed to leveraged credit risk.

We may be in a subordinated position with respect to realized losses on loans underlying our investments in CLOs. The leveraged nature of CLOs, in particular, magnifies the adverse impact of loan defaults. CLO investments represent a leveraged investment with respect to the underlying loans. Therefore, changes in the market value of the CLO investments could be greater than the change in the market value of the underlying loans, which are subject to credit, liquidity and interest rate risk.

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

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to, among other things, lender liability or fraudulent conveyance claims.

We could, in certain circumstances, become subject to potential liabilities that may exceed the value of our original investment in a portfolio company that experiences severe financial difficulties. For example, we may be adversely affected by laws related to, among other things, fraudulent conveyances, voidable preferences, lender liability, and the bankruptcy court’s discretionary power to disallow, subordinate or disenfranchise particular claims or re-characterize investments made in the form of debt as equity contributions.

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

The incentive fee payable by us to AIM also may create an incentive for AIM to invest on our behalf in instruments that have a deferred interest feature such as investments with PIK provisions. Under these investments, we would accrue the interest over the life of the investment but would typically not receive the cash income from the investment until the end of the term or upon the investment being called by the issuer. Our net investment income used to calculate the income portion of our incentive fee, however, includes accrued interest. For the time period between April 1, 2012 and March 31, 2014, the portion of the incentive fee that is attributable to deferred interest, such as PIK, will not be paid to AIM until the Company receives such interest in cash. The accrual of incentive fees shall be reversed if such interest is reversed in connection with any write-off or similar treatment of the investment. The payment of incentive fees to AIM is made on accruals of expected cash interest. If a portfolio company defaults on a loan, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible. Thus, while a portion of this incentive fee would be based on income that we have not yet received in cash and with respect to which we do not have a formal claw-back right against our investment adviser per se, the amount of accrued income to the extent written off in any period will reduce the income in the period in which such write-off was taken and thereby reduce such period’s incentive fee payment.

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

RISKS RELATED TO MATURITY OF OUR DEBT INSTRUMENTS

Our senior secured credit facility begins amortizing in May 2015 and any inability to renew, extend or replace the facility could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.

We maintain a senior secured multi-currency revolving credit facility with a group of lenders, under which we had approximately $536 million of indebtedness outstanding at March 31, 2013. The previously outstanding credit facility was amended on May 23, 2012 pursuant to an amended and restated facility (the “Senior Secured Facility”). Our lenders’ obligation to make new loans or other extensions of credit under the Senior Secured Facility ceases on May 23, 2015, and the facility has a final stated maturity date of May 23, 2016. In addition, commencing on June 23, 2015, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the Senior Secured Facility as of May 23, 2015. There can be no assurance that we will be able to renew, extend or replace the Senior Secured Facility upon the termination of the lenders’ obligations to make new loans or the Senior Secured Facility’s final maturity on terms that are favorable to us, if at all. Our ability to renew, extend or replace the Senior Secured Facility will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to renew, extend or replace the Senior Secured Facility at the time of the termination of the lenders’ obligations to make new loans or the Senior Secured Facility’s final maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC.

Our senior secured notes and our senior unsecured convertible notes have maturity dates over the course of the next several years, and any inability to replace or repay our senior secured notes or our senior unsecured convertible notes could adversely impact our liquidity and ability to fund new investments or maintain distributions to our stockholders.

On September 30, 2010, we entered into a note purchase agreement, providing for a private placement issuance of $225 million in aggregate principal amount of five-year, senior secured notes with a fixed interest rate of 6.25% and a maturity date of October 4, 2015 (the “Senior Secured Notes”). On January 25, 2011, we closed a private offering of $200 million aggregate principal amount of senior unsecured convertible notes (the “Convertible Notes”). The Convertible Notes bear interest at an annual rate of 5.75% and will mature on January 15, 2016 unless earlier converted or repurchased at the holder’s option. On September 29, 2011, we closed a private offering of $45 million aggregate principal amount of senior secured notes (the “Notes”) consisting of two series: (1) 5.875% Senior Secured Notes, Series A, of the Company due September 29, 2016 in the aggregate principal amount of $29 million; and (2) 6.250% Senior Secured Notes, Series B, of the Company due September 29, 2018, in the aggregate principal amount of $16 million. On October 9, 2012, the Company issued $150 million in aggregate principal amount of 6.625% senior unsecured notes due October 15, 2042 (the “2042 Notes”). There can be no assurance that we will be able to replace the Senior Secured Notes, the Convertible Notes, the Notes or the 2042 Notes upon their maturity on terms that are favorable to us, if at all. Our ability to replace the Senior Secured Notes, the Convertible Notes, the Notes or the 2042 Notes will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to replace or repay the Senior Secured Notes, the Convertible Notes, the Notes or the 2042 Notes at the time of their maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC.

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

While AIC has not, to date, raised any funds through the use of placement agents (other than through the ordinary course engagement of underwriters, from time to time, in connection with the public offering of AIC’s securities), affiliates of AIM sometimes use placement agents to assist in marketing certain of the investment funds that they manage. Various state attorneys general and federal and state agencies have initiated industry-wide investigations into the use of placement agents in connection with the solicitation of investments, particularly with respect to investments by public pension funds. Certain affiliates of AGM have received subpoenas and other requests for information from various government regulatory agencies and investors in AGM’s funds, seeking information regarding the use of placement agents. The California Public Employees’ Retirement System, (“CalPERS”), one of AGM’s strategic investors, announced on October 14, 2009, that it had initiated a special review of placement agents and related issues. The report of the CalPERS special review was issued on March 14, 2011. That report does not allege any wrongdoing on the part of AGM or its affiliates. In addition, on May 6, 2010, the California Attorney General filed a civil complaint against Alfred Villalobos and his company, Arvco Capital Research, LLC (a placement agent that AGM has used) and Federico Buenrostro Jr., the former CEO of CalPERS, alleging conduct in violation of certain California laws in connection with CalPERS’ purchase of securities in various funds managed by AGM and another asset manager. No AGM entity is a party to the civil lawsuit, nor does the lawsuit allege any misconduct on the part of AIC, AIM or AGM. Likewise, on April 23, 2012, the United States Securities and Exchange Commission filed a lawsuit alleging securities fraud on the part of Arvco, as well as Messrs. Buenrostro and Villalobos, in connection with their activities concerning certain CalPERS investments in funds managed by AGM. This lawsuit also does not allege wrongdoing on the part of AGM, and in fact alleges that AGM was defrauded by Arvco, Villalobos, and Buenrostro. Finally, on December 29, 2011, the United States Bankruptcy Court for the District of Nevada approved an application made by Mr. Villalobos, Arvco and related entities (the “Arvco Debtors”) in their consolidated bankruptcy proceedings to hire Special Litigation Counsel to pursue certain claims on behalf of the bankruptcy estates of the Arvco Debtors, including potential claims against AGM (a) for fees that AGM purportedly owes the Arvco Debtors for placement agent services, and (b) for indemnification of legal fees and expenses arising out of the Arvco Debtors’ defense of the California Attorney General action described above. On April 23, 2012, the SEC file a lawsuit alleging securities fraud on the part of Arvco, as well as Messrs. Buenrostro and Villalobos, in connection with their activities concerning certain Calpers investment funds managed by AGM. This lawsuit does not allege wrongdoing on the part of Apollo, and in fact alleges that AGM was defrauded by Arvco, Villalobos and Buenrostro. AGM has informed us that it believes it has handled its use of placement agents in an appropriate manner and that it is cooperating with such investigations and other reviews. Any unanticipated developments from these or future investigations or changes in industry practice may adversely affect AGM’s business (including with respect to AIM) or indirectly thereby, AIC’s business. Even if these investigations or changes in industry practice do not directly or indirectly affect AGM’s or AIC’s respective businesses, adverse publicity could harm our reputation and may cause us to lose existing investors, fail to gain new investors, depress our stock price or have other negative consequences.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of March 31, 2013, we did not own any real estate or other physical properties materially important to our operation. Our administrative and principal executive offices are located at 730 Fifth Avenue, New York, NY 10019 and 9 West 57th Street, New York, NY 10019, respectively. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3. Legal Proceedings

From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While we do not expect that the resolution of these matters if they arise would materially affect our business, financial condition or results of operations, resolution will be subject to various uncertainties and could result in the expenditure of significant financial and managerial resources.

Following the conclusion of the fiscal year ended March 31, 2013, the Company on May 20, 2013 learned that it was named as a defendant in a complaint by the bankruptcy trustee of DSI Renal Holdings and related companies (“DSI”). The complaint alleges, among other things, that the Company participated in a “fraudulent conveyance” involving a restructuring and subsequent sale of DSI in 2010 and 2011. The complaint seeks, jointly and severally from all defendants, (1) damages of approximately $425 million, of which the Company’s share would be approximately $41 million, and the return of 9,000 shares of common stock of DSI obtained by the Company in the restructuring and sale and (2) punitive damages. At this point in time, the Company has not yet been served in this action and is unable to assess whether it may have any liability in this action. The Company has not made any determination that this action is or may be material to the Company and intends to vigorously defend itself.

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

	NAV(1)	Closing Sales Price		Premium or Discount of High Sales Price to NAV(2)	Premium or Discount of Low Sales Price to NAV(2)	Declared Dividends
		High	Low
Fiscal Year Ending March 31, 2013
Fourth Fiscal Quarter	$8.27	$9.01	$8.23	9%	0%	$0.20
Third Fiscal Quarter	$8.14	$8.47	$7.29	4%	(10)%	$0.20
Second Fiscal Quarter	$8.46	$8.30	$7.57	(2)%	(11)%	$0.20
First Fiscal Quarter	$8.30	$7.67	$6.59	(8)%	(21)%	$0.20

Fiscal Year Ending March 31, 2012
Fourth Fiscal Quarter	$8.55	$8.00	$6.67	(6)%	(22)%	$0.20
Third Fiscal Quarter	$8.16	$8.55	$5.99	5%	(27)%	$0.28
Second Fiscal Quarter	$8.12	$10.60	$7.39	31%	(9)%	$0.28
First Fiscal Quarter	$9.76	$12.23	$9.71	25%	(1)%	$0.28

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)	Calculated using the respective high or low closing sales price divided by the quarter end NAV.

While our common stock has from time to time traded in excess of our net asset value, there can be no assurance, however, that it will trade at such a premium (to net asset value) in the future. The last reported closing market price of our common stock on May 21, 2013 was $8.76 per share. As of May 21, 2013, we had 98 stockholders of record.

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

The following table lists the quarterly dividends per share from our common stock for the past two fiscal years.

Declared Dividends
Fiscal Year Ending March 31, 2013
Fourth Fiscal Quarter	$0.20
Third Fiscal Quarter	$0.20
Second Fiscal Quarter	$0.20
First Fiscal Quarter	$0.20

Fiscal Year Ending March 31, 2012
Fourth Fiscal Quarter	$0.20
Third Fiscal Quarter	$0.28
Second Fiscal Quarter	$0.28
First Fiscal Quarter	$0.28

Recent Sale of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the fiscal year ended March 31, 2013, as a part of our dividend reinvestment plan for our common shareholders, we purchased 1,931,526 shares of our common stock in the open market at an average price of $8.35 per share and transferred those shares to the participants in the dividend reinvestment plan.

STOCK PERFORMANCE GRAPH

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, for the period March 31, 2008 through March 31, 2013. The graph assumes that, on March 31, 2008, a person invested $100 in each of the following: our common stock, the S&P 500 Index, the Russell 2000 Financial Services Index, and the S&P Small Cap 600 Financials Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

The graph and other information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The Statement of Operations, Per Share and Balance Sheet data for the fiscal years ended March 31, 2013, 2012, 2011, 2010, and 2009 are derived from our financial statements which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. This selected financial data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	For the Year Ended March 31, (dollar amounts in thousands, except per share data)
Statement of Operations Data:	2013	2012	2011	2010	2009
Total Investment Income	$331,994	$357,584	$358,779	$340,238	$377,304
Net Expenses (including excise taxes)	$164,634	$184,842	$167,607	$140,828	$170,973
Net Investment Income	$167,360	$172,742	$191,172	$199,410	$206,331
Net Realized and Unrealized Gains (Losses)	$(62,889)	$(259,006)	$(10,760)	$63,880	$(818,210)
Net Increase (Decrease) in Net Assets Resulting from Operations	$104,471	$(86,264)	$180,412	$263,290	$(611,879)

Per Share Data:
Net Asset Value	$8.27	$8.55	$10.03	$10.06	$9.82
Net Investment Income	$0.83	$0.88	$0.99	$1.26	$1.48
Net Increase (Decrease) in Net Assets Resulting from Operations (Basic and Diluted)	$0.51	$(0.44)	$0.93	$1.65	$(4.39)
Distributions Declared	$0.80	$1.04	$1.12	$1.10	$1.82

Balance Sheet Data:
Total Assets	$2,944,312	$2,775,263	$3,148,813	$3,465,116	$2,548,639
Debt Outstanding	$1,156,067	$1,009,337	$1,053,443	$1,060,616	$1,057,601
Total Net Assets	$1,677,389	$1,685,231	$1,961,031	$1,772,806	$1,396,138

Other Data:
Total Return(1)	28.2%	(32.4)%	5.1%	313.0%	(73.9)%
Number of Portfolio Companies at Year End	81	62	69	67	72
Total Portfolio Investments for the Year	$1,537,366	$1,480,508	$1,085,601	$716,425	$434,995
Investment Sales and Repayments for the Year	$1,337,431	$1,634,520	$977,493	$451,687	$339,724
Weighted Average Yield on Debt Portfolio at Year End	11.9%	11.9%	11.6%	11.8%	11.7%
Weighted Average Shares Outstanding at Year End (Basic)(2)	202,875	196,584	193,192	159,369	139,469

(1)	Total return is based on the change in market price per share and takes into account dividends and distributions, if any, reinvested in accordance with Apollo Investment’s dividend reinvestment plan.
(2)	Weighted Average Shares Outstanding on a diluted basis for the fiscal year ended March 31, 2013 were 217,423. Weighted Average Shares Outstanding on a diluted basis for the fiscal year ended March 31, 2012 were 211,132. Weighted Average Shares Outstanding on a diluted basis for the fiscal year ended March 31, 2011 were 195,823. For the fiscal years ended 2010 and 2009, basic and diluted weighted average shares were the same.

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

OVERVIEW

Apollo Investment was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a BDC under the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a RIC under Subchapter M of the Code. Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. Apollo Investment commenced operations on April 8, 2004 upon completion of its initial public offering that raised $870 million in net proceeds selling 62 million shares of its common stock at a price of $15.00 per share. Since then, and through March 31, 2013, we have raised approximately $1.9 billion in net proceeds from additional offerings of common stock. Subsequent to March 31, 2013 we raised an additional $0.2 billion in net proceeds from an offering of common stock.

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

Revenue

We generate revenue primarily in the form of interest and dividend income from the securities we hold and capital gains, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of mezzanine or senior secured loans, generally have a stated term of five to ten years and bear interest at a fixed rate or a floating rate usually determined on the basis of a benchmark: LIBOR, Euro Interbank Offered Rate (EURIBOR), British pound sterling LIBOR (GBP LIBOR), or the prime rate. Interest on debt securities is generally payable quarterly or semiannually and while U.S. subordinated debt and corporate notes typically accrue interest at fixed rates, some of our investments may include zero coupon and/or step-up bonds that accrue income on a constant yield to call or maturity basis. In addition, some of our investments provide for PIK interest or dividends. Such amounts of accrued PIK interest or dividends are added to the cost of the investment on the respective capitalization dates and generally become due at maturity of the investment or upon the investment being called by the issuer. We may also generate revenue in the form of commitment, origination, structuring fees, fees for providing managerial assistance and, if applicable, consulting fees, etc.

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

Portfolio and Investment Activity

During our fiscal year ended March 31, 2013, we invested $1.5 billion across 49 new and 36 existing portfolio companies through a combination of primary and secondary market purchases. This compares to investing $1.5 billion in 21 new and 18 existing portfolio companies for the previous fiscal year ended March 31, 2012. Investments sold or repaid during the fiscal year ended March 31, 2013 totaled $1.3 billion versus $1.6 billion for the fiscal year ended March 31, 2012.

At March 31, 2013, our net portfolio consisted of 81 portfolio companies and was invested 44% in secured debt, 43% in unsecured debt, 7% in structured products, 0% in preferred equity and 6% in common equity and warrants measured at fair value versus 62 portfolio companies invested 32% in secured debt, 57% in unsecured debt, 3% in structured products, 1% in preferred equity and 7% in common equity and warrants at March 31, 2012.

The weighted average yields on our secured loan portfolio, unsecured debt portfolio and total debt portfolio as of March 31, 2013 at our current cost basis were 11.2%, 12.7% and 11.9%, respectively. At March 31, 2012, the yields were 10.2%, 12.7%, and 11.9%, respectively.

Since the initial public offering of Apollo Investment in April 2004 and through March 31, 2013, invested capital totaled $10.3 billion in 215 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 100 different financial sponsors.

At March 31, 2013, 64% or $1.6 billion of our income-bearing debt investment portfolio is fixed rate debt and 36% or $0.9 billion is floating rate debt, measured at fair value. On a cost basis, 65% or $1.6 billion of our income-bearing investment portfolio is fixed rate debt and 35% or $0.9 billion is floating rate debt. At March 31, 2012, 67% or $1.6 billion of our income-bearing investment portfolio was fixed rate debt and 33% or $0.8 billion was floating rate debt. On a cost basis, 65% or $1.7 billion of our income-bearing investment portfolio was fixed rate debt and 35% or $0.9 billion was floating rate debt.

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

Valuation of Portfolio Investments

Under procedures established by our board of directors, we value investments, including certain secured debt, unsecured debt, and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations (unless they are deemed not to represent fair value). We attempt to obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker or a primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. If and when market quotations are deemed not to represent fair value, we typically utilize independent third party valuation firms to assist us in determining fair value. Accordingly, such investments go through our multi-step valuation process as described below. In each case, our independent valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations for such Level 3 categorized assets. Debt investments with remaining maturities of 60 days or less shall each be valued at cost with interest accrued or discount amortized to the date of maturity, unless such valuation, in the judgment of our investment adviser, does not represent fair value, in which case such investments shall be valued at fair value as determined in good faith by or under the direction of our board of directors. Investments that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of our board of directors. Such determination of fair values may involve subjective judgments and estimates.

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

(4) the audit committee of the board of directors reviews the preliminary valuation of our investment adviser and the valuation prepared by the independent valuation firm and responds to the valuation recommendation of the independent valuation firm to reflect any comments; and

(5) the board of directors discusses valuations and determines in good faith the fair value of each investment in our portfolio based on the input of our investment adviser, the applicable independent valuation firm, third party pricing services and the audit committee.

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered in the valuation process of independent valuation firms. For the fiscal year ended March 31, 2013, there was no change to the Company’s valuation techniques and related inputs considered in the valuation process.

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

Revenue Recognition

The Company records interest and dividend income, adjusted for amortization of premium and accretion of discount, on an accrual basis. Some of our loans and other investments, including certain preferred equity investments, may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends computed at the contractual rate are accrued into income and reflected as receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. At the point the Company believes PIK is not expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are reversed from the related receivable through interest or dividend income, respectively. The Company does not reverse previously capitalized PIK interest or dividends. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if the Company believes that PIK is expected to be realized. For the fiscal year ended March 31, 2013, accrued PIK totaled $20.3 million, on total investment income of $332.0 million. Loan origination fees, original issue discount, and market discounts are capitalized and amortized into income using the interest method or straight-line, as applicable. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and other investments as interest income when we receive such amounts. Structuring fees are recorded as other income when earned. Investments that are expected to pay regularly scheduled interest and/or dividends in cash are generally placed on non-accrual status when principal or interest/dividend cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest/dividend cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest or dividends are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining interest or dividend obligations. Interest or dividend cash payments received on non-accrual designated investments may be recognized as income or applied to principal depending upon management’s judgment.

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

RESULTS OF OPERATIONS

Results comparisons are for the fiscal years ended March 31, 2013, March 31, 2012 and March 31, 2011.

Investment Income

For the fiscal years ended March 31, 2013, 2012 and 2011, gross investment income totaled $332.0 million, $357.6 million and $358.8 million, respectively. The decrease in gross investment income from fiscal year 2012 to fiscal year 2013 was primarily driven by a smaller portfolio, on average with which to generate income. This was partially offset by slightly higher yields on the debt portfolio. Also contributing to the decrease in gross investment income was lower non-recurring income of $9.1 million in fiscal year 2013. The decrease in gross investment income from fiscal year 2011 to fiscal year 2012 was primarily due to a decrease in the size of the income-producing portfolio as compared to the previous fiscal year and was partially offset by an increase in the weighted average portfolio yield as well as an increase in other income.

Net Expenses

Net expenses totaled $164.6 million, $184.8 million and $167.6 million, respectively, for the fiscal years ended March 31, 2013, 2012 and 2011, of which $94.1 million, $100.0 million and $107.6 million, respectively, were base management fees and performance-based incentive fees and $58.2 million, $66.4 million and $48.0 million, respectively, were interest and other debt expenses. Administrative services and other general and administrative expenses totaled $12.3 million, $18.5 million and $12.0 million, respectively, for the fiscal years ended March 31, 2013, 2012 and 2011. Net expenses consist of base investment advisory and management fees, insurance expenses, administrative services fees, legal fees, directors’ fees, audit and tax services expenses, and other general and administrative expenses. The decrease in net expenses from fiscal 2012 to fiscal 2013 was primarily due to lower interest and debt costs as a result of less debt outstanding, on average, during the fiscal year-ended March 31, 2013, lower management and incentive fees as a result of the implementation of the fee waiver in fiscal 2013 coupled with a smaller asset base in which to generate management fees. Lastly, in fiscal 2012 there were $4 million of non-recurring expenses as compared to $1 million of non-recurring expense in fiscal 2013. The increase in net expenses from fiscal 2011 to fiscal 2012 was primarily due to an increase in interest and other debt expenses as our net weighted average annual interest cost increased by approximately 100 basis points. This increase was due to the impact of fixed rate debt issuances. Additionally, during fiscal 2012 there were net non-recurring general and administrative expenses that totaled over $4 million. There were no accrued excise tax expenses for the fiscal years ended March 31, 2013, 2012 and 2011.

Net Investment Income

The Company’s net investment income totaled $167.4 million, $172.7 million and $191.2 million, or $0.83, $0.88 and $0.99 on a per average share basis, respectively, for the fiscal years ended March 31, 2013, 2012 and 2011.

Net Realized Losses

The Company had investment sales and repayments totaling $1.3 billion, $1.6 billion and $977 million, respectively, for the fiscal years ended March 31, 2013, 2012 and 2011. Net realized losses for the fiscal years ended March 31, 2013, 2012, and 2011 were $74.7 million, $341.4 million and $152.0 million, respectively. Net realized losses incurred during fiscal year 2013 were primarily derived from the exits of select investments, specifically New Omaha Holdings equity, Cengage Learning Acquisitions 2nd Lien, and RBS Holdings 1st Lien which comprised approximately $78 million of the net realized loss totals. The realized losses incurred upon the exit of New Omaha Holdings equity and RBS Holdings 1st Lien reversed out $40 million and $5 million, respectively, of previously reported unrealized losses. Net realized losses incurred during fiscal year 2012 were primarily derived from the exits of select investments, specifically Grand Prix Holdings, which accounted for over $273 million of the realized loss totals, but also included Playpower Holdings, TL Acquisitions and FSC Holdings, among others. The realized losses incurred upon the exit of these investments reversed out previously reported unrealized losses. Net realized losses incurred during fiscal year 2011 were primarily related to sales and restructurings of certain underperforming portfolio companies such as American Safety Razor, LVI Devices and Pacific Crane Maintenance Company, various portfolio optimization measures, and our liquidity management strategy during the financial crisis early in the 2010 fiscal year.

Net Unrealized Appreciation (Depreciation) on Investments, Cash Equivalents and Foreign Currencies

For the fiscal years ended March 31, 2013, 2012 and 2011 net change in unrealized appreciation on the Company’s investments, cash equivalents, foreign currencies and other assets and liabilities totaled $11.8 million, $82.4 million and $141.3 million, respectively. Driving the positive impact to unrealized appreciation was New Omaha and AB Acquisitions which were both exited in the fiscal year 2013 which resulted in the reversal of approximately $50 million of previously recognized negative unrealized depreciation. Other significant contributors to the positive change in unrealized depreciation for the period were investments in AIC Credit Opportunity Fund, LVI Services, Penton Business Media Holdings, LLC and Ceridian Corporation. Offsetting the positive impact of these investments were select holdings in certain portfolio companies such as Cengage, Playpower, Delta and Garden Fresh which resulted in negative unrealized depreciation during fiscal 2013. Net unrealized appreciation for fiscal 2012 included the reclassification of over $273 million of previously recognized unrealized depreciation on our investment in Grand Prix Holdings to a realized loss. This reclassification was offset by generally weaker capital market conditions as compared to the year ago period. Net unrealized appreciation for fiscal 2011 was primarily due to the recognition of realized losses which reversed unrealized depreciation, net changes in specific portfolio company fundamentals, and improving capital market conditions.

Net Increase (Decrease) in Net Assets From Operations

For the fiscal year ended March 31, 2013, the Company had a net increase in net assets resulting from operations of $104.5 million. For the fiscal year ended March 31, 2012, the Company had a net decrease in net assets resulting from operations of $86.3 million. For the fiscal years ended March 31, 2011, the Company had a net increase in net assets resulting from operations of $180.4 million. For the year ended March 31, 2013, basic and diluted income per average share were $0.51. For the year ended March 31, 2012, basic and diluted losses per average share were $0.44. For the year ended March 31, 2011, basic and diluted earnings per average share were $0.93.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through periodic follow-on equity and debt offerings, our senior secured, multi-currency $1.14 billion Senior Secured Facility maturing on May 23, 2016 (see note 12 within the Notes to Financial Statements), our senior secured notes, our senior unsecured notes, investments in special purpose entities in which we hold and finance particular investments on a non-recourse basis, as well as from cash flows from operations, investment sales of liquid assets and repayments of senior and subordinated loans and income earned from investments. The Company also has investments in its portfolio that contain PIK provisions. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders annually in the form of dividends, even though the Company has not yet collected the cash. For the fiscal year ended March 31, 2013, accrued PIK totaled $20.3 million, on total investment income of $332.0 million. At March 31, 2013, the Company had $536 million in borrowings outstanding on its Senior Secured Facility and $604 million of unused capacity. As of March 31, 2013, aggregate lender commitments under the Senior Secured Facility totaled $1.140 billion.

On September 30, 2010, the Company entered into a note purchase agreement, providing for a private placement issuance of $225 million in aggregate principal amount of five-year, senior secured notes with a fixed interest rate of 6.25% and a maturity date of October 4, 2015 (the “Senior Secured Notes”). On October 4, 2010, the Senior Secured Notes were sold to certain institutional accredited investors pursuant to an exemption from registration under the Securities Act of 1933, as amended. Interest on the Senior Secured Notes will be due semi-annually on April 4 and October 4, commencing on April 4, 2011. The proceeds from the issuance of the Senior Secured Notes were primarily used to reduce other outstanding borrowings and/or commitments on the Company’s Senior Secured Facility.

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

On August 11, 2011, the Company adopted a plan for the purpose of repurchasing up to $200 million of its common stock in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The Company’s plan was designed to allow it to repurchase its shares both during its open window periods and at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. A broker selected by the Company will have the authority under the terms and limitations specified in the plan to repurchase shares on the Company’s behalf in accordance with the terms of the plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plan. While the portion of the plan reliant on Rule 10b-18 remains in effect, the portion reliant on Rule 10b5-1 is subject to periodic renewal and is not currently in effect. As of March 31, 2013, no shares have been repurchased.

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

In April 2012, the Company announced that a subsidiary of Apollo Global Management, LLC purchased 5,847,953 newly issued shares of the Company based on the NAV as of March 31, 2012 of $8.55 per share. AIM has agreed to waive the base management and incentive fees associated with this equity capital for the time period beginning April 2, 2012 through March 31, 2014.

On October 9, 2012, the Company issued $150 million in aggregate principal amount of 6.625% senior unsecured notes due 2042 for net proceeds of $145.3 million (the “2042 Notes”). Interest on the 2042 Notes is paid quarterly on January 15, April 15, July 15 and October 15, at a rate of 6.625% per year, commencing on January 15, 2013. The 2042 Notes mature on October 15, 2042. The Company may redeem the 2042 Notes in whole or in part at any time or from time to time on or after October 15, 2017.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. (See note 2n) within the accompanying financial statements.) At the end of each fiscal quarter, we consider taking proactive steps utilizing cash equivalents with the objective of enhancing our investment flexibility during the following quarter, pursuant to Section 55 of the 1940 Act. More specifically, we may purchase U.S. Treasury bills from time-to-time on the last business day of the quarter and typically close out that position on the following business day, settling the sale transaction on a net cash basis with the purchase, subsequent to quarter end. Apollo Investment may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our Senior Secured Facility, as we deem appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. There were no cash equivalents held as of March 31, 2013.

Contractual Obligations

	Payments due by Period as of March 31, 2013 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Facility(1)	$536	$—	$447	$89	$—
Senior Secured Notes	$225	$—	$225	$—	$—
Senior Secured Notes (Series A)	$29	$—	$—	$29	$—
Senior Secured Notes (Series B)	$16	$—	$—	$—	$16
2042 Notes	$150	$—	$—	$—	$150
Convertible Notes	$200	$—	$—	$200	$—

(1)	At March 31, 2013, the Senior Secured Facility had $604 million of unused capacity.

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

Off-Balance Sheet Arrangements

As of March 31, 2013, the Company had outstanding commitments with banks to purchase secured term loans and unsecured bridge loans in the aggregate amount of $105 million. AIC’s commitments are subject to the consummation of the underlying corporate transactions and conditional upon receipt of all necessary shareholder, regulatory and other applicable approvals.

As of May 23, 2013 the outstanding commitments with banks to purchase secured term loans and unsecured bridge loans in the aggregate was $220 million.

The Company had unfunded commitments on senior loans as of March 31, 2013 of $59 million. The Company also had unfunded commitments on senior loans of $83 million which require the borrower to meet certain performance thresholds before the Company is obligated to fulfill the commitments. Those performance thresholds were not met as of March 31, 2013.

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

In the first of these investments, in June 2008 we invested through AIC Holdco $39,500 in AIC (FDC) Holdings LLC (“Apollo FDC”). Apollo FDC used the proceeds to purchase a Junior Profit-Participating Note due 2013 in principal amount of $39,500 (the “Junior Note”) issued by Apollo I Trust (the “Trust”). The Trust also issued a Senior Floating Rate Note due 2013 (the “Senior Note”) to an unaffiliated third party in principal amount of $39,500 paying interest at LIBOR plus 1.50%, increasing over time to LIBOR plus 2.0%. The Trust used the aggregate $79,000 proceeds to acquire $100,000 face value of a senior subordinated loan of First Data Corporation (the “FDC Loan”) due 2016. The FDC Loan pays interest at 11.25% per year. The Junior Note of the Trust owned by Apollo FDC pays to Apollo FDC all of the interest and other proceeds received by the Trust on the FDC Loan after satisfying the Trust’s obligations on the Senior Note. The holder of the Senior Note has no recourse to Apollo FDC, AIC Holdco or us with respect to any interest on, or principal of, the Senior Note. However, if the value of the FDC Loan held by the Trust declines sufficiently, the investment would be unwound unless Apollo FDC posts additional collateral for the benefit of the Senior Note. Consequently, the maximum exposure on this investment is the amount of our investment in the Junior Note and any additional collateral we determine to post. During the fiscal year ended March 31, 2012 the Trust sold $47,145 face value of the FDC Loan. As a result of this transaction, as of March 31, 2013, the FDC Loan balance is $52,855, the Junior Note balance is $21,472 and the Senior Note balance is $20,283.

In the second of these investments, in June 2008 we invested through AIC Holdco $11,375 in AIC (TXU) Holdings LLC (“Apollo TXU”). Apollo TXU acquired exposure to $50,000 notional amount of a LIBOR plus 3.5% senior secured delayed draw term loan of Texas Competitive Electric Holdings (“TXU”) due 2014 through a non-recourse total return swap (the “TRS”) with an unaffiliated third party expiring on October 10, 2013. Pursuant to such delayed draw term loan, Apollo TXU pays an unaffiliated third-party interest at LIBOR plus 1.5% and generally receives all proceeds due under the delayed draw term loan of TXU (the “TXU Term Loan”). Like Apollo FDC, Apollo TXU is entitled to 100% of any realized appreciation in the TXU Term Loan and, since the TRS is a non-recourse arrangement, Apollo TXU is exposed only up to the amount of its investment in the TRS, plus any additional margin we decide to post, if any, during the term of the financing. The TRS does not constitute a senior security or a borrowing of Apollo TXU. In connection with the amendment and extension of the TXU Term Loan in April 2011, for which Apollo TXU received a consent fee along with an increase in the rate of the TXU Term Loan to LIBOR plus 4.5%, Apollo TXU extended its TRS to 2016 at a rate of LIBOR plus 2.0%. As of March 31, 2013, Apollo TXU’s notional exposure to the TXU term loan is $47,471.

In the third of these investments, in September 2008 we invested through AIC Holdco $10,022 in AIC (Boots) Holdings, LLC (“Apollo Boots”). Apollo Boots acquired €23,383 and £12,465 principal amount of senior term loans of AB Acquisitions Topco 2 Limited, a holding company for the Alliance Boots group of companies (the “Boots Term Loans”), out of the proceeds of our investment and a multicurrency $40,876 equivalent non-recourse loan to Apollo Boots (the “Acquisition Loan”) by an unaffiliated third party that was scheduled to mature in September 2013 and paid interest at LIBOR plus 1.25% or, in certain cases, the higher of the Federal Funds Rate plus 0.50% or the lender’s prime-rate. The Boots Term Loans paid interest at the rate of LIBOR plus 3% per year and are scheduled to mature in June 2015. During the fiscal year ended March 31, 2013, Apollo Boots sold the entire position of the Boots Term Loans in the amount of €23,383 and £12,465 of principal. At March 31, 2013, there was no outstanding principal balance of the Boots Term Loans.

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

The Senior Note, TRS and Acquisition Loan are non-recourse to AIC Holdco, its subsidiaries and us and have standard events of default including failure to pay contractual amounts when due and failure by each of the underlying Apollo special purpose entities to provide additional credit support, sell assets or prepay a portion of its obligations if the value of the FDC Term Loan, the TXU Term Loan or the Boots Term Loans, as applicable, declines below specified levels. We may unwind any of these transactions at any time without penalty. From time to time we may provide additional capital to AIC Holdco for purposes of reserving for or funding margin calls under one or more of the transactions described above among other reasons. During the fiscal year ended March 31, 2011, $1,700 of net capital was provided to AIC Holdco. During the fiscal year ended March 31, 2012, $8,712 of net capital was returned to us from AIC Holdco. During the fiscal year ended March 31, 2013, $17,891 of net capital was returned to us from AIC Holdco. The Junior Note, TRS and Boots Term Loans were performing assets as of the date of these financial statements.

Below is summarized financial information for AIC Holdco for the fiscal years ended March 31, 2013 and March 31, 2012.

	March 31, 2013	March 31, 2012
Assets
Cash	$10	$15
Apollo FDC(1)	32,981	27,947
Apollo TXU(2)	26,641	26,066
Apollo Boots(3)	—	47,999
Other Assets	2,702	2,886

Total Assets	$62,334	$104,913

Liabilities
Apollo FDC(4)	$—	$—
Apollo TXU(5)	8,936	16,045
Apollo Boots(6)	—	29,948
Other Liabilities	2,702	2,886

Total Liabilities	$11,638	$48,879

Net Assets
Apollo FDC	$32,981	$27,947
Apollo TXU	17,705	10,021
Apollo Boots	—	18,051
Other	10	15

Total Net Assets	$50,696	$56,034

	Fiscal Year End March 31, 2013	Fiscal Year End March 31, 2012
Net Operating Income (Loss)
Apollo FDC(7)	$5,388	$9,412
Apollo TXU(7)	1,237	2,809
Apollo Boots(7)	745	1,243
Other	(5)	(26)

Total Operating Income	$7,365	$13,438

Net Realized Gain
Apollo Boots	$659	$—
Apollo FDC	—	2,862

Total Net Realized Gain (Loss)	$659	$2,862

Net Change in Unrealized Gain (Loss)
Apollo FDC	$5,034	$(14,484)
Apollo TXU	7,110	(13,126)
Apollo Boots	(244)	(2,852)

Total Net Change in Unrealized Gain (Loss)	$11,900	$(30,462)

Net Income (Loss)(8)
Apollo FDC	$10,422	$(2,210)
Apollo TXU	8,347	(10,317)
Apollo Boots	1,160	(1,609)
Other	(5)	(26)

Total Net Income (Loss)	$19,924	$(14,162)

(1)	Includes fair value of the Junior Note held by Apollo FDC. Cost: $21,472 and $21,472, respectively.
(2)	Represents fair value of collateral posted in relation to the TRS held by Apollo TXU. Cost: $26,641 and $26,066, respectively.
(3)	Represents fair value of the Boots Term Loans held by Apollo Boots and fair value of receivable for Boots Term Loans sold during the period. Cost of outstanding par was $50,109 at March 31, 2012. There was no outstanding par at March 31, 2013.
(4)	Apollo FDC’s interest in the Trust is subject to a senior note of a separate entity of $20,283 and $20,283 at March 31, 2013 and March 31, 2012, respectively; However, Apollo FDC has no liability for such senior note.
(5)	Represents liability on the TRS held by Apollo TXU.
(6)	Represents liability of Apollo Boots on the Acquisition Loan.
(7)	In the case of Apollo FDC, net operating income consists of interest income on the Junior Note less interest paid on the senior note together with immaterial administrative expenses. In the case of Apollo TXU, net operating income consists of net payments from (to) the swap counterparty of Apollo TXU’s obligation to pay interest and its right to receive the proceeds in respect of the reference asset, together with immaterial administrative expenses. In the case of AIC Boots, net operating income consists of interest income on the Boots Term Loans, less interest payments on the Acquisition Loan together with immaterial administrative expenses. There are no management or incentive fees.
(8)	Net income is the sum of operating income, realized gain (loss) and net change in unrealized appreciation / depreciation.

Dividends

Dividends paid to stockholders for the fiscal years ended March 31, 2013, 2012 and 2011 totaled $162.3 million or $0.80 per share, $204.4 million or $1.04 per share, and $218.1 million or $1.12 per share, respectively. Tax characteristics of all dividends will be reported to shareholders on Form 1099 after the end of the calendar year. Our quarterly dividends, if any, will be determined by our Board of Directors.

The following table summarizes our quarterly dividends paid to stockholders for the fiscal years ended March 31, 2013, 2012 and 2011, respectively:

Declared Dividends
Fiscal Year Ending March 31, 2013
Fourth Fiscal Quarter	$0.20
Third Fiscal Quarter	$0.20
Second Fiscal Quarter	$0.20
First Fiscal Quarter	$0.20

Fiscal Year Ending March 31, 2012
Fourth Fiscal Quarter	$0.20
Third Fiscal Quarter	$0.28
Second Fiscal Quarter	$0.28
First Fiscal Quarter	$0.28

Fiscal Year Ending March 31, 2011
Fourth Fiscal Quarter	$0.28
Third Fiscal Quarter	$0.28
Second Fiscal Quarter	$0.28
First Fiscal Quarter	$0.28

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

Recent Events

The Board of Directors declared a dividend of $0.20 per share for the first fiscal quarter of 2014, payable on July 5, 2013 to stockholders of record as of June 20, 2013.

On May 20, 2013, we issued 21.85 million shares of our common stock at $8.60 per share (or $8.342 per share net proceeds before estimated expenses), raising $181.9 million of net proceeds. Apollo Investment Management, L.P. (“AIM”), our investment adviser, has agreed to waive the base management and incentive fees associated with the incremental shares issued in the offering through March 31, 2014.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. During the fiscal year ended March 31, 2013, many of the loans in our portfolio had floating interest rates. These loans are usually based on floating LIBOR and typically have durations of one to six months after which they reset to current market interest rates. As the percentage of our U.S. mezzanine and other subordinated loans increase as a percentage of our total investments, we expect that more of the loans in our portfolio will have fixed rates. The Company also has a revolving credit facility that is based on floating LIBOR rates. Assuming no changes to our balance sheet as of March 31, 2013, a hypothetical one percent increase in LIBOR on our floating rate assets and liabilities would decrease our earnings by approximately two cents per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2013, a hypothetical two percent increase in LIBOR on our floating rate assets and liabilities would increase our earnings by three cents per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2013, a hypothetical three percent increase in LIBOR on our floating rate assets and liabilities would increase our earnings by approximately five cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the fiscal year ended March 31, 2013, we did not engage in interest rate hedging activities.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements
Management’s Report on Internal Control over Financial Reporting	53

Report of Independent Registered Public Accounting Firm	54

Statements of Assets & Liabilities as of March 31, 2013 and March 31, 2012	55

Statement of Operations for the years ended March 31, 2013, March 31, 2012 and March 31, 2011	56

Statement of Changes in Net Assets for the years ended March 31, 2013, March 31, 2012 and March 31, 2011	57

Statement of Cash Flows for the years ended March 31, 2013, March 31, 2012 and March 31, 2011	58

Schedule of Investments as of March 31, 2013 and March 31, 2012	59

Notes to Financial Statements	76

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2013. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2013 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of March 31, 2013 based on the criteria on Internal Control — Integrated Framework issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Apollo Investment Corporation:

In our opinion, the accompanying statements of assets and liabilities including the schedules of investments, and the related statements of operations, changes in net assets and cash flows present fairly, in all material respects, the financial position of Apollo Investment Corporation (“the Company”) at March 31, 2013 and March 31, 2012, and the results of its operations, the changes in net assets, and its cash flows for each of the three years in the period ended March 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing on page 53 of the annual report to shareholders. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. Our procedures included confirmation of securities at March 31, 2013 by correspondence with the custodian, and where replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

New York, New York

May 23, 2013

APOLLO INVESTMENT CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share amounts)

	March 31, 2013	March 31, 2012
Assets
Non-controlled/non-affiliated investments, at value (cost — $2,550,091 and $2,642,702, respectively)	$2,414,307	$2,490,672
Controlled investments, at value (cost — $469,210 and $208,882, respectively)	436,092	186,408
Cash	3,902	1,665
Foreign currency (cost — $2,293 and $1,013, respectively)	2,295	1,013
Receivable for investments sold	5,713	19,606
Interest receivable	51,990	54,409
Dividends receivable	2,703	2,898
Deferred financing costs	26,990	17,309
Prepaid expenses and other assets	320	1,283

Total assets	$2,944,312	$2,775,263

Liabilities
Debt (see note 7 & 12)	$1,156,067	$1,009,337
Payable for investments purchased	26,021	—
Dividends payable	40,578	39,409
Management and performance-based incentive fees payable (see note 3)	26,509	24,402
Interest payable	12,012	10,102
Accrued administrative expenses	2,219	3,420
Other liabilities and accrued expenses	3,517	3,362

Total liabilities	$1,266,923	$1,090,032

Net Assets
Common stock, par value $.001 per share, 400,000 and 400,000 common shares authorized, respectively, and 202,891 and 197,043 issued and outstanding, respectively	$203	$197
Paid-in capital in excess of par (see note 2f)	2,933,636	2,886,327
Over-distributed net investment income (see note 2f)	(44,183)	(34,896)
Accumulated net realized loss (see note 2f)	(1,053,080)	(995,426)
Net unrealized depreciation	(159,187)	(170,971)

Total net assets	$1,677,389	$1,685,231

Total liabilities and net assets	$2,944,312	$2,775,263

Net asset value per share	$8.27	$8.55

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended March 31,
	2013	2012	2011
INVESTMENT INCOME:
From non-controlled/non-affiliated investments:
Interest	$287,032	$313,992	$316,183
Dividends	4,813	6,998	4,713
Other income	16,532	18,505	15,143
From non-controlled/affiliated investments:
Interest	—	899	10,296
From controlled investments:
Interest	9,173	3,746	—
Dividends	14,247	13,444	12,334
Other income	197	—	110

Total Investment Income	$331,994	$357,584	$358,779

EXPENSES:
Management fees (see note 3)	$54,115	$60,321	$59,831
Performance-based incentive fees (see note 3)	39,961	39,651	47,793
Interest and other debt expenses	58,200	66,360	48,025
Administrative services expense	4,389	5,387	5,529
Other general and administrative expenses	7,969	13,123	6,429

Total expenses	164,634	184,842	167,607

Net investment income	$167,360	$172,742	$191,172

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS AND FOREIGN CURRENCIES:
Net realized loss:
Investments and cash equivalents	$(75,644)	$(340,915)	$(144,350)
Foreign currencies	971	(528)	(7,667)

Net realized loss	(74,673)	(341,443)	(152,017)

Net change in unrealized depreciation/appreciation:
Investments and cash equivalents	5,604	74,233	140,227
Foreign currencies	6,180	8,204	1,030

Net change in unrealized depreciation/appreciation	11,784	82,437	141,257

Net realized and unrealized gain (loss) from investments, cash equivalents and foreign currencies	(62,889)	(259,006)	(10,760)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$104,471	$(86,264)	$180,412

EARNINGS GAIN (LOSS) PER SHARE — BASIC (see note 5)	$0.51	$(0.44)	$0.93

EARNINGS GAIN (LOSS) PER SHARE — DILUTED (see note 5)	$0.51	$(0.44)	$0.93

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except shares)

	Year Ended March 31,
	2013	2012	2011
Increase (decrease) in net assets from operations:
Net investment income	$167,360	$172,742	$191,172
Net realized loss	(74,673)	(341,443)	(152,017)
Net change in unrealized depreciation/appreciation	11,784	82,437	141,257

Net increase (decrease) in net assets resulting from operations	104,471	(86,264)	180,412

Dividends and distributions to stockholders (see note 13):	(162,313)	(204,427)	(218,079)

Capital share transactions:
Net proceeds from shares sold	50,000	—	204,275
Less offering costs	—	(6)	(233)
Reinvestment of dividends	—	14,897	21,850

Net increase in net assets from capital share transactions	50,000	14,891	225,892

Total decrease (increase) in net assets:	(7,842)	(275,800)	188,225
Net assets at beginning of period	1,685,231	1,961,031	1,772,806

Net assets at end of period	$1,677,389	$1,685,231	$1,961,031

Capital share activity
Shares sold	5,847,953	—	17,250,000
Shares issued from reinvestment of dividends	—	1,541,849	2,037,631

Net increase from capital share activity	5,847,953	1,541,849	19,287,631

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended March 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$104,471	$(86,264)	$180,412
Adjustments to reconcile net increase (decrease):
PIK interest and dividends	(17,891)	(14,915)	(39,853)
Net amortization on investments	(25,579)	(18,807)	(41,433)
Amortization of deferred financing costs	8,889	10,014	8,393
Increase (decrease) from foreign currency transactions	769	(660)	(7,520)
Net change in unrealized depreciation/(appreciation) on investments, cash equivalents and foreign currencies	(11,784)	(82,437)	(141,257)
Net realized loss on investments, cash equivalents and foreign currencies	74,673	341,443	152,017
Changes in operating assets and liabilities:
Purchase of investments	(1,537,366)	(1,517,735)	(1,070,581)
Proceeds from disposition of investments and cash equivalents	1,337,427	1,657,907	951,168
Decrease (increase) in interest and dividends receivable (see note 2)	2,614	(6,490)	(1,978)
Decrease in prepaid expenses and other assets	963	227	837
Increase (decrease) in management and performance-based incentive fees payable	2,107	(3,151)	1,190
Increase in interest payable	1,910	399	7,571
Decrease (increase) in accrued expenses and other liabilities	(1,046)	1,821	111
Increase (decrease) in payable for investments purchased	26,021	(37,382)	(511,627)
Decrease (increase) in receivables for investments sold	13,893	(6,145)	36,182

Net cash provided used in (provided by) operating activities	$(19,929)	$237,825	$(476,368)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	$50,000	$—	$204,275
Offering costs from the issuance of common stock	—	(6)	(233)
Dividends paid in cash	(161,144)	(204,861)	(190,829)
Proceeds from debt	1,374,940	2,034,652	2,260,795
Payments on debt	(1,221,780)	(2,070,474)	(2,267,076)
Deferred financing costs paid	(18,570)	(810)	(11,785)

Net cash provided by (used in) financing activities	$23,446	$(241,499)	$(4,853)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$3,517	$(3,674)	$(481,221)
Effect of exchange rates on cash balances	2	(2)	(10)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	$2,678	$6,354	$487,585

CASH AND CASH EQUIVALENTS, END OF YEAR	$6,197	$2,678	$6,354

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash interest paid during the year	$44,757	$53,407	$29,205

Non-cash financing activities consist of the reinvestment of dividends totaling $0, $14,897 and $21,850, respectively.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

March 31, 2013

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON- AFFILIATED INVESTMENTS — 143.9%	Industry	Par Amount*	Cost	Fair Value(1)
CORPORATE DEBT — 138.7%
SECURED DEBT — 68.5%
1st Lien Secured Debt — 21.9%
Amaya Gaming Group, Inc., L+775, 11/05/15	Consumer Products	$14,813	$14,617	$14,813
ATI Acquisition Company, P+1400 (P+10.00% Cash/4.00% PIK), 6/30/12 *** †	Education	4,676	3,895	500
ATI Acquisition Company, P+900 (P+5.00% Cash/4.00% PIK), 12/30/14 *** †	Education	15,491	12,596	—
Aventine Renewable Energy Holdings, Inc., 12.00%, 9/24/16 †	Chemicals	3,966	3,850	3,866
Aventine Renewable Energy Holdings, Inc., 10.50% Cash or 15.00% PIK, 9/24/17 †	Chemicals	12,102	16,007	9,682
Aveta, Inc., L+825, 12/12/17	Healthcare	69,594	67,607	69,985
Dark Castle Holdings, LLC, L+225, 3/25/13	Media	34,777	11,061	13,260
Delta Educational Systems, Inc., 16.00% (8.00% Cash/8.00% PIK), 12/11/16	Education	5,018	5,018	5,018
Endeavour International, 12.00%, 3/01/18 ‡	Oil and Gas	14,993	14,471	14,421
Evergreen Tank Solutions, Inc., L+800, 9/28/18	Manufacturing	31,600	31,004	31,580
Garden Fresh Restaurant Corp., L+525 (L+475 Cash/0.5% PIK), 6/11/13 †	Retail	2,503	2,503	2,503
Garden Fresh Restaurant Corp., L+625 (L+575 Cash/0.5% PIK), 6/11/13 †	Retail	2,503	2,481	2,503
Miller Energy Resources, Inc., 18.00% (15.00% Cash/3.00% PIK Option), 6/29/17	Energy	45,307	45,307	45,307
Nara Cable Funding Limited, 8.875%, 12/01/18 ♦ ‡	Broadcasting & Entertainment	6,284	5,424	6,497
Osage Exploration & Development, Inc., L+1500, 4/27/15 ‡	Energy	7,000	6,872	7,000
Panda Sherman Power, LLC, L+750, 9/14/18	Power	15,000	14,790	15,338
Panda Temple Power, LLC, L+1000, 7/18/18	Power	25,500	25,031	26,233
Pelican Energy, LLC, 10.00% (7% Cash/3% PIK), 12/31/18 ‡	Energy	8,371	8,176	8,539
Penton Media, Inc., L+400 (L+300 Cash/2.00% PIK), 8/01/14	Printing & Publishing	29,923	27,404	28,876
Spotted Hawk Development LLC, 14.00% (13.00% Cash/ 1.00% PIK), 6/30/16 ‡	Energy	24,003	23,200	22,983
Sunrun Solar Owner IX, LLC, 9.079%, 12/31/24 Financial Services	Energy	1,103	1,053	1,103
Texas Competitive Electric Holdings, 11.50%, 10/01/20 ♦	Utilities	50,000	49,693	37,656

Total 1st Lien Secured Debt			$392,060	$367,663

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2013

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON- AFFILIATED INVESTMENTS — 143.9%	Industry	Par Amount*	Cost	Fair Value(1)
2nd Lien Secured Debt — 46.6%
AI Chem & Cy US AcquiCo, Inc. (Monarch) L+700, 3/20/20 ‡×	Chemicals	$10,000	$9,950	$10,263
Allied Security Holdings, LLC, L+825, 2/02/18	Business Services	31,000	30,764	31,194
Ardent Medical Services, Inc, L+950, 7/02/19	Healthcare	20,000	19,515	20,500
Avaya Inc., 10.5% Cash, 3/01/21 ♦	Telecommunications	16,577	15,835	15,824
Brock Holdings III, Inc., L+825, 3/16/18	Environmental & Facilities Services	27,000	26,579	27,439
Cengage Learning Acquisitions Inc., 12.00%, 6/30/19 ***	Education	69,597	59,918	15,659
Clean Earth, Inc., 13.00%, 8/1/14	Environmental & Facilities Services	25,000	25,000	25,000
Confie Seguros II, L+900, 5/8/19	Consumer Products	15,000	14,711	15,375
EZE Software Group LLC, L+750 3/14/21 ×	Business Services	6,132	6,071	6,270
Garden Fresh Restaurant Corp., L+1175 (L+975 Cash/2.00% PIK), 12/11/13	Retail	47,075	47,790	32,952
GCA Services Group, Inc., L+800, 10/31/20	Environmental & Facilities Services	19,547	19,358	19,596
Grocery Outlet Inc., L+925, 6/17/19	Grocery	10,500	10,296	10,539
Healogics Inc., L+800, 2/05/20	Healthcare	5,000	4,951	5,181
Insight Pharmaceuticals, LLC., L+1175, 8/25/17	Consumer Products	15,448	15,199	15,603
IPC Systems, Inc., L+525, 5/31/15	Telecommunications	44,250	42,752	39,604
Kronos, Inc., L+850, 4/26/20	Electronics	56,358	55,269	59,035
Ozburn-Hessey Holding Company LLC, L+950, 10/11/16	Transportation	25,333	25,309	24,320
PH Holdings LLC, 9.75%, 12/31/17	Homebuilding	20,000	19,631	20,800
Ranpak Corp., L+750, 10/20/17 †	Packaging	85,000	85,000	85,000
Ranpak Corp., E+775, 10/20/17 †	Packaging	€40,000	58,042	51,364
Sedgwick Holdings, Inc., L+750, 5/28/17	Business Services	$15,225	15,072	15,453
SESAC International LLC, L+875, 8/08/19	Broadcasting & Entertainment	4,500	4,433	4,613
Smart & Final Stores LLC, L+925, 11/08/20	Grocery	17,260	16,756	17,929
SquareTwo Financial Corp. (Collect America, Ltd.), 11.625%, 4/01/17 ‡	Finance	51,079	49,432	52,037
TransFirst Holdings Inc., L+9.75%, 6/27/18	Financial Services	61,250	59,476	62,858
U.S. Renal Care, Inc., L+900, 1/03/20	Healthcare	4,910	4,818	5,008
Valerus Compression Services, LP, 11.50%, 3/26/18	Manufacturing	40,000	40,000	41,200
Vertafore, Inc., L+825, 10/29/17	Business Services	49,260	48,901	50,615

Total 2nd Lien Secured Debt			$830,828	$781,231

TOTAL SECURED DEBT			$1,222,888	$1,148,894

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2013

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON- AFFILIATED INVESTMENTS — 143.9%	Industry	Par Amount*	Cost	Fair Value (1)
UNSECURED DEBT — 70.2%
Advantage Sales & Marketing, Inc., 13.00%, 12/31/18	Grocery	$25,000	$25,000	$25,000
Altegrity, Inc., 0.00%, 8/02/16 ♦ †	Diversified Service	3,545	2,358	1,524
Altegrity, Inc., 11.75%, 5/01/16 ♦ †	Diversified Service	14,639	11,885	10,394
Altegrity, Inc., 12.00%, 11/01/15 ♦ †	Diversified Service	100,000	100,000	89,000
American Tire Distributors, Inc., 11.50%, 06/01/18 ♦	Distribution	25,000	25,000	26,300
Angelica Corporation, 15.00% (12.00% Cash/3.00% PIK), 10/15/16	Healthcare	46,284	46,284	47,210
ATI Acquisition Company, P+1400 (P+10.00% Cash/4.00% PIK), 12/30/15 ***	Education	45,153	37,867	—
BCA Osprey II Limited (British Car Auctions), 12.50% PIK, 8/17/17 ‡	Transportation	£25,609	40,643	36,359
BCA Osprey II Limited (British Car Auctions), 12.50% PIK, 8/17/17 ‡	Transportation	€15,528	21,507	18,643
Ceridian Corp., 12.25% Cash or 13.00% PIK, 11/15/15 †	Diversified Service	$80,950	80,892	83,803
Ceridian Corp., 11.25%, 11/15/15 †	Diversified Service	35,800	35,812	37,023
Ceridian Corp., 11.00%, 3/15/21 ♦ †	Diversified Service	67,500	67,500	72,731
Delta Educational Systems, Inc., 16.00% (10.00% Cash/ 6% PIK), 5/12/17	Education	20,430	20,024	19,143
Denver Parent (Venoco, Inc.), 18.00%, 10/03/15 ♦	Energy	20,000	20,000	23,400
Exova Limited, 10.50%, 10/15/18 ♦ ‡ †	Business Services	£10,000	16,013	16,627
Exova Limited, 10.50%, 10/15/18 ‡†	Business Services	£12,655	17,116	21,041
First Data Corporation, 11.25%, 1/15/21♦ †	Financial Services	$67,000	66,975	69,868
First Data Corporation, 10.625% 06/15/21 †×	Financial Services	10,000	10,000	10,150
Intelsat Bermuda Ltd., 11.25%, 2/04/17 ‡	Broadcasting & Entertainment	44,000	45,153	46,877
Intelsat Bermuda Ltd., 11.50% Cash or 12.50% PIK, 2/04/17 ♦ ‡	Broadcasting & Entertainment	20,000	20,035	21,250
inVentiv Health, Inc., 11.00%, 8/15/18 ♦	Healthcare	160,000	160,000	139,200

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2013

(in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON- AFFILIATED INVESTMENTS — 143.9%	Industry	Par Amount*	Cost	Fair Value(1)
UNSECURED DEBT — (continued)
Laureate Education, Inc., 12.75%, 8/15/17 ♦ ‡	Education	$53,540	$55,012	$57,823
Lonestar Intermediate Super Holdings (Asurion), LLC, L+950, 9/02/19	Insurance	41,922	41,776	45,223
Molycorp Inc., 10.00%, 6/01/20 ‡	Precious Metals & Minerals	5,158	4,990	5,123
Niacet Corp., 13.00%, 8/28/18	Chemicals	12,500	12,500	12,500
SeaCube Container Leasing Ltd., 11.00%, 4/28/16 ‡	Transportation	50,000	50,000	51,500
Univar Inc., 10.50%, 6/30/18	Distribution	20,000	20,000	20,000
U.S. Security Associates Holdings, Inc., 11.00%, 7/28/18	Business Services	135,000	135,000	139,455
Varietal Distribution, 10.75%, 6/30/17 ♦ †	Distribution	€5,187	6,385	6,994
Varietal Distribution, 10.75%, 6/30/17 ♦ †	Distribution	$22,204	21,837	23,328

TOTAL UNSECURED DEBT			$1,217,564	$1,177,489

TOTAL CORPORATE DEBT			$2,440,452	$2,326,383

STRUCTURED PRODUCTS — 0.6%
Westbrook CLO Ltd., Series 2006-1A Class E, L+370, 12/20/20 ‡ ♦	Finance	11,000	$7,367	$9,625

TOTAL STRUCTURED PRODUCTS			$7,367	$9,625

		Shares
PREFERRED EQUITY — 0.7%
CA Holding, Inc. (Collect America, Ltd.), Series A ** ‡	Finance	7,961	$788	$1,592
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 13.50% PIK, 05/12/14 ***	Education	12,360	27,685	7,208
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 12.50% PIK, (Convertible) ***	Education	332,500	6,863	—
Varietal Distribution Holdings, LLC, Class A, 8.00% PIK	Distribution	3,097	4,885	2,750

TOTAL PREFERRED EQUITY			$40,221	$11,550

EQUITY — 3.9%
Common Equity/Interests — 3.4%
Accelerate Parent Corp. (American Tire Distributors) **	Distribution	3,125,000	$3,125	$4,160
AHC Mezzanine LLC (Advanstar) **	Media	—	1,063	242
Altegrity Holding Corp. **	Diversified Service	353,399	13,797	1,111
Aventine Renewable Energy Holdings, Inc. **	Chemicals	262,036	4,684	2,347

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2013

(in thousands, except shares and warrants)

INVESTMENTS IN NON-CONTROLLED/NON- AFFILIATED INVESTMENTS — 143.9%	Industry	Shares	Cost	Fair Value(1)
Common Equity/Interests — (continued)
CA Holding, Inc. (Collect America, Ltd.) Series A ** ‡	Finance	25,000	$2,500	$2,498
CA Holding, Inc. (Collect America, Ltd.) Series AA ** ‡	Finance	4,294	429	859
Clothesline Holdings, Inc. (Angelica Corporation) **	Healthcare	6,000	6,000	3,059
Explorer Coinvest LLC (Booz Allen) ** ‡	Consulting Services	430	3,322	5,319
Garden Fresh Restaurant Holding, LLC **	Retail	50,000	5,000	—
Gryphon Colleges Corporation (Delta Educational Systems, Inc.) **	Education	17,500	175	—
GS Prysmian Co-Invest L.P. (Prysmian Cables & Systems) (2,3) ** ‡	Manufacturing	—	—	123
JV Note Holdco LLC (DSI Renal Inc.) **	Healthcare	9,303	85	91
Pelican Energy, LLC ** ‡	Energy	—	138	146
Penton Business Media Holdings, LLC **	Printing & Publishing	124	4,950	15,778
RC Coinvestment, LLC (Ranpak Corp.) **	Packaging	50,000	5,000	8,233
Sorenson Communications Holdings, LLC Class A **	Consumer Products	454,828	45	1,990
Univar Inc.**	Distribution	900,000	9,000	11,520
Varietal Distribution Holdings, LLC Class A **	Distribution	28,028	28	—

Total Common Equity/Interests			$59,341	$57,476

		Warrants
Warrants — 0.5%
CA Holding, Inc. (Collect America, Ltd.), Common ** ‡	Finance	7,961	$8	—
Fidji Luxco (BC) S.C.A., Common (FCI)(2) ** ‡	Electronics	24,862	250	$5,788
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Common **	Education	9,820	98	—
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class A-1 Preferred **	Education	45,947	459	—
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class B-1 Preferred **	Education	104,314	1,043	—
Osage Exploration & Development, Inc. ** ‡	Energy	1,496,843	—	1,841
Spotted Hawk Development LLC, Common ** ‡	Energy	54,545	852	1,644

Total Warrants			$2,710	$9,273

TOTAL EQUITY			$62,051	$66,749

Total Investments in Non-Controlled/ Non-Affiliated Investments			$2,550,091	$2,414,307

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2013

(in thousands)

INVESTMENTS IN CONTROLLED INVESTMENTS — 26.0% (4)	Industry	Par Amount*	Cost	Fair Value(1)
CORPORATE DEBT — 9.2%
SECURED DEBT— 6.7%
1st Lien Secured Debt — 6.1%
Merx Aviation Finance Holdings, LLC, 12.00%, 1/09/21	Aviation	$92,000	$92,000	$92,000
Merx Aviation Finance Holdings, LLC, 12.00%, 2/01/21	Aviation	5,303	5,303	5,303
Merx Aviation Finance Holdings, LLC, 12.00% 3/28/21	Aviation	4,684	4,684	4,684

Total 1st Lien Secured Debt			$101,987	$101,987

2nd Lien Secured Debt — 0.6%
LVI Services, Inc., 12.50%, 3/06/2018	Environmental & Facilities Services	$10,000	$9,815	$10,000

Total 2nd Lien Secured Debt			$9,815	$10,000

TOTAL SECURED DEBT			$111,802	$111,987

UNSECURED DEBT — 2.5%
Playpower Holdings Inc., 14.00% PIK, 12/15/15	Leisure Equipment	€19,064	$25,285	$24,173
Playpower, Inc., 12.50% PIK, 12/31/15	Leisure Equipment	£12,310	18,838	18,458

TOTAL UNSECURED DEBT			$44,123	$42,631

TOTAL CORPORATE DEBT			$155,925	$154,618

STRUCTURED PRODUCTS — 10.5%
AIC Credit Opportunity Fund LLC (5)	Finance	—	$48,102	$50,696
Highbridge Loan, Ltd., Preference Shares ** ‡	Finance	$6,174	6,174	6,174
Jamestown CLO I LTD, Subordinated Notes, 11/5/24 ‡ †	Finance	15,075	14,053	13,568
Jamestown CLO I LTD, Class D L+550, 11/05/24 ‡ †	Finance	3,800	3,373	3,537
Jamestown CLO I LTD, Class C L+400, 11/05/24 ‡†	Finance	1,120	1,024	1,109
Kirkwood Fund II LLC, Common Interest ‡	Finance	—	41,067	43,144
MCF CLO I LLC, Membership Interests ‡	Finance	38,918	38,918	38,918
MCF CLO I LLC, Class E Notes L+575, 4/20/23 ‡ †	Finance	13,000	12,278	12,273
Slater Mill Loan Fund LP, Common Stock ‡	Finance	8,375	7,119	6,951

TOTAL STRUCTURED PRODUCTS			$172,108	$176,370

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2013

(in thousands, except shares and warrants)

INVESTMENTS IN CONTROLLED INVESTMENTS — 26.0%(4)	Industry	Shares	Cost	Fair Value(1)
EQUITY — 6.3%
Common Equity/Interests — 6.3%
Generation Brands Holdings, Inc. (Quality Home Brands) **	Consumer Products	9,007	—	$432
Generation Brands Holdings, Inc. Series H (Quality Home Brands) **	Consumer Products	7,500	$2,297	360
Generation Brands Holdings, Inc. Series 2L (Quality Home Brands) **	Consumer Products	36,700	11,242	1,760
LVI Parent Corp. (LVI Services, Inc.) **	Environmental & Facilities Services	14,981	16,096	30,575
Merx Aviation Finance Holdings, LLC **	Aviation	—	33,820	33,820
Playpower Holdings Inc. **	Leisure Equipment	1,000	77,722	38,157

Total Common Equity/Interests			$141,177	$105,104

TOTAL EQUITY			$141,177	$105,104

Total Investments in Controlled Investments			$469,210	$436,092

Total Investments — 169.9%(6,7)			$3,019,301	$2,850,399
Liabilities in Excess of Other Assets — (69.9%)				(1,173,010)

Net Assets — 100.0%				$1,677,389

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2013

(in thousands)

(1)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2).
(2)	Denominated in foreign currency as indicated.
(3)	The Company is the sole Limited Partner in GS Prysmian Co-Invest L.P.
(4)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the fiscal year ended March 31, 2013 in these Controlled investments are as follows:

Name of Issuer	Fair Value at March 31, 2012	Gross Additions	Gross Reductions	Interest/Dividend/ Other Income	Fair Value at March 31,2013
Merx Aviation Finance Holdings, LLC, 12.00%, 1/09/21	N/A	$92,000	$—	$2,480	$92,000
Merx Aviation Finance Holdings, LLC, 12.00%, 2/01/21	N/A	5,303	—	103	5,303
Merx Aviation Finance Holdings, LLC, 12.00% 3/28/21	N/A	4,684	—	6	4,684
LVI Services, Inc.,12.50%, 03/06/2018	N/A	9,800	—	916	10,000
Playpower Holdings, Inc., 14.00% PIK	$21,576	3,155	—	3,154	24,173
Playpower, Inc., 12.50% PIK	16,960	2,250	—	2,469	18,458
AIC Credit Opportunity Fund LLC Common Equity	56,034	575	(18,466)	7,422	50,696
Highbridge Loan, Ltd., Preference Shares **‡	N/A	4,410	—	—	6,174
Jamestown CLO I LTD, Subordinated Notes, 11/5/24 ‡†	N/A	14,020	—	34	13,568
Jamestown CLO I LTD, Class D L+550, 11/05/24 ‡†	N/A	3,364	—	101	3,537
Jamestown CLO I LTD, Class C L+400, 11/05/24 ‡†	N/A	1,021	—	23	1,109
Kirkwood Fund II LLC, Common Interest ‡	N/A	41,067	—	—	43,144
MCF CLO I LLC, Membership Interests ‡	N/A	40,385	(1,467)	5,896	38,918
MCF CLO I LLC, Class E Notes L+575, 4/20/23 ‡†	N/A	12,273	—	84	12,273
Slater Mill Loan Fund LP, Common Stock ‡	N/A	7,370	(251)	929	6,951
Generation Brands Holdings, Inc. (Quality Home Brands) Common Equity	130	—	—	—	432
Generation Brands Holdings, Inc. (Quality Home Brands) Series H Common Equity	1,300	—	—	—	360
Generation Brands Holdings, Inc. (Quality Home Brands) Series 2L Common Equity	7,793	—	—	—	1,760
LVI Parent Corp. Common Equity	21,504	—	—	—	30,575
Merx Aviation Finance Holdings, LLC Equity Interest	N/A	33,820	—	—	33,820
Playpower Holdings Inc. Common Equity	61,111	—	—	—	38,157

	$186,408	$275,497	$(20,184)	$23,617	$436,092

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2013

(in thousands)

As of March 31, 2013, the Company has a 100%, 32%, 32%, 100%, 100%, 32%, 31%, 98%, 97%, and 26% equity ownership interest in AIC Credit Opportunity Fund LLC, Generation Brands Holdings, Inc., LVI Parent Corp., Playpower Holdings Inc., Merx Aviation Financing Holdings LLC, Highbridge Loan, Ltd, Jamestown CLO I Ltd, Kirkwood Fund II LLC, MCF CLO I LLC, and Slater Mill Loan Fund LP, respectively.

(5)	See Note 6.
(6)	Aggregate gross unrealized appreciation for federal income tax purposes is $127,303; aggregate gross unrealized depreciation for federal income tax purposes is $396,790. Net unrealized depreciation is $269,487 based on a tax cost of $3,119,886.
(7)	Substantially all securities are pledged as collateral to our multicurrency revolving credit facility (the “Facility”). As such these securities are not available as collateral to our general creditors.
♦	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
*	Denominated in USD unless otherwise noted.
**	Non-income producing security
***	Non-accrual status (see Note 2d)
†	Denotes debt securities where the Company owns multiple tranches of the same broad asset type but whose security characteristics differ. Such differences may include level of subordination, call protection and pricing, and differing interest rate characteristics, among other factors. Such factors are usually considered in the determination of fair values.
‡	Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act are subject to change. The Company monitors the status of these assets on an ongoing basis.
×	Denotes a “when issued” security that settled after March 31, 2013.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2013
Diversified Service	10.4%
Healthcare	10.2%
Business Services	9.8%
Finance	8.5%
Packaging	5.1%
Financial Services	5.0%
Aviation	4.8%
Transportation	4.6%
Environmental & Facilities Services	4.0%
Energy	3.9%
Education	3.7%
Distribution	3.3%
Leisure Equipment	2.8%
Broadcasting & Entertainment	2.8%
Manufacturing	2.5%
Electronics	2.3%
Telecommunications	1.9%
Grocery	1.9%
Consumer Products	1.8%
Insurance	1.6%
Printing & Publishing	1.6%
Power	1.4%
Chemicals	1.4%
Retail	1.3%
Utilities	1.3%
Homebuilding	0.7%
Oil and Gas	0.5%
Media	0.5%
Consulting Services	0.2%
Precious Metals and Minerals	0.2%

Total Investments	100.0%

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

March 31, 2012

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON AFFILIATED INVESTMENTS — 147.9%	Industry	Par Amount*	Cost	Fair Value(1)
CORPORATE DEBT — 139.2%
SECURED DEBT — 51.3%
1st Lien Secured Debt — 7.5%
Advantage Sales & Marketing, Inc., P+300, 12/17/15 (Revolving loan)	Grocery	$5,500	$2,200	$2,035
ATI Acquisition Company, P+1400 (P+1000 Cash/ 4.00% PIK), 6/30/12*** †	Education	4,494	4,015	3,600
ATI Acquisition Company, P+900 (P+500 Cash/4.00% PIK), 12/30/14*** †	Education	14,889	12,596	—
Aventine Renewable Energy Holdings, Inc., L+850, 12/22/15	Chemicals	24,937	20,009	19,825
Eastman Kodak Company, DIP L+750, 7/20/13	Technology	11,231	11,016	11,427
Grocery Outlet Inc., L+900, 12/15/17	Grocery	18,408	18,408	18,812
Penton Media, Inc., L+400 (L+300 Cash/1.00% PIK), 8/1/14	Printing & Publishing	34,906	29,986	27,794
RBS Holding Company, LLC, L+500, 3/23/17	Business Services	15,840	15,703	9,900
Texas Competitive Electric Holdings Company LLC, 11.50%, 10/1/20 ♦	Utilities	50,000	49,668	32,875

Total 1st Lien Secured Debt			$163,601	$126,268

2nd Lien Secured Debt — 43.8%
Advantage Sales & Marketing, Inc., L+775, 6/18/18	Grocery	$58,000	$57,571	$57,855
Allied Security Holdings, LLC, L+750, 2/2/18	Business Services	31,000	30,728	31,233
Asurion Corporation, L+750, 5/24/19	Insurance	78,111	77,959	79,234
Brock Holdings III, Inc., L+825, 3/16/18	Environmental & Facilities Services	39,000	38,302	38,561
Clean Earth, Inc., 13.00%, 8/1/14	Environmental & Facilities Services	25,000	25,000	24,875
Garden Fresh Restaurant Corp., L+975, 12/11/13	Retail	46,600	47,027	47,532
Insight Pharmaceuticals, LLC, L+1175, 8/25/17	Consumer Products	20,000	19,627	19,900
IPC Systems, Inc., L+525, 6/1/15	Telecommunications	44,250	42,170	38,497
Kronos, Inc., L+1000, 6/11/18	Electronics	35,000	35,000	35,700
Ozburn-Hessey Holding Company LLC, L+950, 10/8/16	Transportation	38,000	37,971	30,780
Ranpak Corp., L+750, 10/20/17 †	Packaging	85,000	85,000	82,025
Ranpak Corp., E+775, 10/20/17 †	Packaging	€40,000	58,042	52,602
Sedgwick Holdings, Inc., L+750, 5/26/17	Business Services	$15,225	15,043	15,149
SquareTwo Financial Corp. (Collect America, Ltd.), 11.625%, 4/1/17 ♦ ‡	Finance	40,000	39,450	39,800
Sheridan Holdings, Inc., L+575 Cash or L+650 PIK, 6/15/15	Healthcare	24,047	23,446	23,518
TransFirst Holdings, Inc., L+600 Cash or L+675 PIK, 6/15/15	Financial Services	19,012	18,372	17,795
Valerus Compression Services, LP, 11.50%, 3/26/18	Manufacturing	40,000	40,000	40,680
Vertafore, Inc., L+825, 10/29/17	Business Services	49,260	48,842	49,383
Wall Street Systems Holdings, Inc., L+750, 6/20/18 ‡	Software	13,000	12,881	13,098

Total 2nd Lien Secured Debt			$752,431	$738,217

TOTAL SECURED DEBT			$916,032	$864,485

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2012

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON AFFILIATED INVESTMENTS—147.9%	Industry	Par Amount*	Cost	Fair Value(1)
UNSECURED DEBT — 87.9%
AB Acquisitions UK Topco 2 Limited (Alliance Boots), GBP L+650 (GBP L+300 Cash/3.50% PIK), 7/9/17 ‡	Retail	£22,580	$44,368	$33,612
Advantage Sales & Marketing, Inc., 13.00%, 12/31/18	Grocery	$25,000	25,000	24,625
Altegrity Inc., 0.00%, 8/2/16 ♦ †	Diversified Service	3,545	2,087	1,965
Altegrity Inc., 11.75%, 5/1/16 ♦ †	Diversified Service	14,639	11,112	13,907
Altegrity Inc., 12.00%, 11/1/15 ♦ †	Diversified Service	100,000	100,000	100,600
Altegrity Inc., 10.50%, 11/1/15 ♦ †	Diversified Service	13,475	12,387	12,869
American Tire Distributors, Inc., 11.50%, 6/1/18 ♦	Distribution	25,000	25,000	26,450
Angelica Corporation, 15.00% (12.00% Cash/3.00% PIK), 10/15/16	Healthcare	53,343	53,343	52,756
ATI Acquisition Company, P+1400 (P+1000 Cash/ 4.00% PIK), 12/30/15***	Education	43,296	37,867	—
Avaya Inc., 10.125% Cash or 10.875% PIK, 11/1/15	Telecommunications	43,577	40,713	43,468
BCA Osprey II Limited (British Car Auctions), 12.50% PIK, 8/17/17 ‡	Transportation	£22,750	35,957	32,078
BCA Osprey II Limited (British Car Auctions), 12.50% PIK, 8/17/17 ‡	Transportation	€13,773	19,138	16,186
Catalina Marketing Corporation, 11.625%, 10/1/17 ♦	Grocery	$27,175	27,157	25,001
Ceridian Corp., 12.25% Cash or 13.00% PIK, 11/15/15 †	Diversified Service	55,950	55,845	51,334
Ceridian Corp., 11.25%, 11/15/15 †	Diversified Service	34,300	34,035	31,642
Clearwire Communications, 12.00%, 12/1/15 ♦† ‡	Telecommunications	24,843	24,289	24,595
Clearwire Communications, 14.75%, 12/1/16 ♦† ‡	Telecommunications	1,000	1,000	1,098
Delta Educational Systems, Inc., 14.20% (13.00% Cash/ 1.20% PIK), 5/12/13	Education	19,991	19,828	20,221
Exova Limited, 10.50%, 10/15/18 ♦ ‡	Business Services	£18,000	28,823	25,524
Exova Limited, 10.50%, 10/15/18 ‡	Business Services	17,655	24,942	25,035
FoxCo Acquisition Sub LLC, 13.375%, 7/15/16 ♦	Broadcasting & Entertainment	$26,125	26,620	28,607
Hub International Holdings, 10.25%, 6/15/15 ♦	Insurance	36,232	35,228	37,410
Intelsat Bermuda Ltd., 11.25%, 2/4/17 † ‡	Broadcasting & Entertainment	84,000	86,285	87,570
Intelsat Bermuda Ltd., 11.50% Cash or 12.50% PIK, 2/4/17 † ‡	Broadcasting & Entertainment	20,000	19,500	20,850
inVentiv Health, Inc., 11.00%, 8/15/18	Healthcare	160,000	160,000	144,000
Laureate Education, Inc., 12.75%, 8/15/17 ♦‡	Education	53,540	53,512	57,422
Lonestar Intermediate Super Holdings (Asurion), LLC, L+950, 9/2/19	Insurance	26,922	26,116	27,376
SeaCube Container Leasing Ltd., 11.00%, 4/28/16 ‡	Transportation	50,000	50,000	51,250
Sorenson Communications, Inc., 10.50%, 2/1/15 ♦	Consumer Services	16,500	16,303	13,695
SRA International, Inc., 11.00%, 10/1/19	Consulting Services	25,000	25,000	26,500

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2012

(in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON AFFILIATED INVESTMENTS — 147.9%	Industry	Par Amount*	Cost	Fair Value(1)
UNSECURED DEBT — (continued)
The ServiceMaster Company, 10.75% Cash or 11.50% PIK, 7/15/15 ♦	Diversified Service	$15,731	$15,967	$16,596
TL Acquisitions, Inc. (Thomson Learning), 10.50%, 1/15/15 ♦	Education	120,500	101,356	94,291
Travelport LLC, 9.875%, 9/1/14 † ‡	Business Services	19,779	18,606	12,733
Travelport LLC, L+462.5, 9/1/14 † ‡	Business Services	13,000	10,970	7,150
Univar Inc., 12.00%, 6/30/18	Distribution	78,750	79,652	78,830
U.S. Renal Care, Inc., 13.25% (11.25% Cash/ 2.00% PIK), 6/2/17	Healthcare	50,824	50,824	52,603
U.S. Security Associates Holdings, Inc., 11.00%, 7/28/18	Business Services	135,000	135,000	138,110
Varietal Distribution, 10.75%, 6/30/17 ‡	Distribution	€1,127	1,408	1,497
Varietal Distribution, 10.75%, 6/30/17	Distribution	$22,204	21,773	22,160

TOTAL UNSECURED DEBT			$1,557,011	$1,481,616

TOTAL CORPORATE DEBT			$2,473,043	$2,346,101

STRUCTURED PRODUCTS — 0.5%
Westbrook CLO Ltd., Series 2006-1A, L+370, 12/20/20 ♦‡	Finance	$11,000	$7,109	$7,691

TOTAL STRUCTURED PRODUCTS			$7,109	$7,691

		Shares
PREFERRED EQUITY — 2.1%
CA Holding, Inc. (Collect America, Ltd.) Series ** ‡	Finance	7,961	$788	$1,592
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 13.50% PIK, 5/12/14	Education	12,360	25,789	26,207
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 12.50% PIK (Convertible)	Education	332,500	6,863	3,708
Varietal Distribution Holdings, LLC, 8.00% PIK	Distribution	3,097	4,514	3,141

TOTAL PREFERRED EQUITY			$37,954	$34,648

EQUITY — 6.1%
Common Equity/Interests — 5.5%
AB Capital Holdings LLC (Allied Security)	Business Services	2,000,000	$2,000	$3,040
Accelerate Parent Corp. (American Tire) **	Distribution	3,125,000	3,125	4,750
AHC Mezzanine LLC (Advanstar) **	Media	—	1,063	279
Altegrity Holding Corp.**	Diversified Service	353,399	13,797	9,063

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2012

(in thousands, except shares and warrants)

INVESTMENTS IN NON-CONTROLLED/NON AFFILIATED INVESTMENTS — 147.9%	Industry	Shares	Cost	Fair Value(1)
Common Equity/Interests — (continued)
CA Holding, Inc. (Collect America, Ltd.) Series A ** ‡	Finance	25,000	$2,500	$1,058
CA Holding, Inc. (Collect America, Ltd.) Series AA ** ‡	Finance	4,294	429	859
Clothesline Holdings, Inc. (Angelica) **	Healthcare	6,000	6,000	1,729
Explorer Coinvest LLC (Booz Allen) ** ‡	Consulting Services	430	4,300	6,810
Garden Fresh Restaurant Holding, LLC **	Retail	50,000	5,000	7,600
Gryphon Colleges Corporation (Delta Educational Systems, Inc.)**	Education	17,500	175	—
GS Prysmian Co-Invest L.P. (Prysmian Cables & Systems) (2,3) ** ‡	Manufacturing	—	—	208
JV Note Holdco LLC (DSI Renal Inc.)	Healthcare	9,303	85	84
New Omaha Holdings Co-Invest LP (First Data) ** ‡	Financial Services	13,000,000	65,000	24,960
Penton Business Media Holdings, LLC **	Printing & Publishing	124	4,950	8,308
RC Coinvestment, LLC (Ranpak Corp.) ** ‡	Packaging	50,000	5,000	8,535
Sorenson Communications Holdings, LLC Class A **	Consumer Products	454,828	45	1,380
Univar Inc. **	Distribution	900,000	9,000	13,840
Varietal Distribution Holdings, LLC Class A **	Distribution	28,028	28	—

Total Common Equity/Interests			$122,497	$92,503

		Warrants
Warrants—0.6%
CA Holding, Inc. (Collect America, Ltd.), Common **	Finance	7,961	$8	$—
Fidji Luxco (BC) S.C.A., Common (FCI) (2) ** ‡	Electronics	48,769	491	7,619
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Common **	Education	9,820	98	—
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class A-1 Preferred **	Education	45,947	459	947
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class B-1 Preferred **	Education	104,314	1,043	1,163

Total Warrants			$2,099	$9,729

TOTAL EQUITY			$124,596	$102,232

Total Investments in Non-Controlled/ Non-Affiliated Investments			$2,642,702	$2,490,672

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2012

(in thousands, except shares)

INVESTMENTS IN CONTROLLED INVESTMENTS — 11.0%(4)	Industry	Par Amount*	Cost	Fair Value (1)
CORPORATE DEBT — 2.3%
Unsecured Debt — 2.3%
Playpower Holdings Inc., 14.00% PIK, 12/15/15	Leisure Equipment	€16,617	$22,129	$21,576
Playpower, Inc., 12.50% PIK, 12/31/15	Leisure Equipment	£10,887	16,367	16,960

Total Unsecured Debt			$38,496	$38,536

TOTAL CORPORATE DEBT			$38,496	$38,536

STRUCTURED PRODUCTS — 3.3%
AIC Credit Opportunity Fund LLC (5) ‡	Finance	—	$63,029	$56,034

TOTAL STRUCTURED PRODUCTS			$63,029	$56,034

		Shares

EQUITY — 5.4%
Common Equity/Interests — 5.4%
Generation Brands Holdings, Inc. (Quality Home Brands) **	Consumer Products	750	$—	$130
Generation Brands Holdings, Inc. Series H (Quality Home Brands) **	Consumer Products	7,500	2,297	1,300
Generation Brands Holdings, Inc. Series 2L (Quality Home Brands) **	Consumer Products	44,957	11,242	7,793
LVI Parent Corp. (LVI Services, Inc.)	Environmental & Facilities Services	14,981	16,096	21,504
Playpower Holdings Inc.	Leisure Equipment	1,000	77,722	61,111

Total Common Equity/Interests			$107,357	$91,838

TOTAL EQUITY			$107,357	$91,838

Total Investments in Controlled Investments			$208,882	$186,408

Total Investments — 158.9%(6,7)			$2,851,584	$2,677,080
Liabilities in Excess of Other Assets — (58.9%)				(991,849)

Net Assets — 100.0%				$1,685,231

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2012

(in thousands)

(1)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2).
(2)	Denominated in foreign currency as indicated.
(3)	The Company is the sole Limited Partner in GS Prysmian Co-Invest L.P.
(4)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the fiscal year ended March 31, 2012 in these Controlled investments are as follows:

Name of Issuer	Fair Value at March 31, 2011	Gross Additions	Gross Reductions	Interest/Dividend/ Other Income	Fair Value at March 31,2012
Playpower Holdings, Inc., 14.00% PIK	$—	$22,129	$—	$2,195	$21,576
Playpower, Inc., 12.50% PIK	—	16,366	—	1,551	16,960
AIC Credit Opportunity Fund LLC Common Equity	95,212	9,317	20,889	13,444	56,034
Generation Brands Holdings, Inc. (Quality Home Brands) Common Equity	8	—	—	—	130
GenerationBrandsHoldings,Inc. (Quality Home Brands) Series H Common Equity	77	—	—	—	1,300
Generation Brands Holdings, Inc. (Quality Home Brands) Series 2L Common Equity	379	—	—	—	7,793
LVI Parent Corp. Common Equity	15,892	—	—	—	21,504
Playpower Holdings Inc. Common Equity	—	77,722	—	—	61,111

	$111,568	$125,534	$20,889	$17,190	$186,408

As of March 31, 2012, the Company has a 100%, 32%, 34% and 100% equity ownership interest in AIC Credit Opportunity Fund LLC, Generation Brands Holdings, Inc., LVI Parent Corp. and Playpower Holdings Inc., respectively.

(5)	See Note 6.
(6)	Aggregate gross unrealized appreciation for federal income tax purposes is $85,025; aggregate gross unrealized depreciation for federal income tax purposes is $363,967. Net unrealized depreciation is $278,942 based on a tax cost of $2,956,022.
(7)	Substantially all securities are pledged as collateral to our multicurrency revolving credit facility (the “Senior Secured Facility”). As such these securities are not available as collateral to our general creditors.
♦	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
*	Denominated in USD unless otherwise noted.
**	Non-income producing security
***	Non-accrual status (see Note 2d)
†	Denotes debt securities where the Company owns multiple tranches of the same broad asset type but whose security characteristics differ. Such differences may include level of subordination, call protection and pricing, differing interest rate characteristics, among other factors. Such factors are usually considered in the determination of fair values.
‡	Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act are subject to change. The Company monitors the status of these assets on an ongoing basis.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2012
Business Services	11.9%
Healthcare	10.3%
Diversified Service	8.9%
Education	7.8%
Distribution	5.6%
Insurance	5.4%
Packaging	5.4%
Broadcasting & Entertainment	5.1%
Transportation	4.9%
Grocery	4.8%
Telecommunications	4.0%
Finance	4.0%
Leisure Equipment	3.7%
Retail	3.3%
Environmental & Facilities Services	3.2%
Electronics	1.6%
Financial Services	1.6%
Manufacturing	1.5%
Printing & Publishing	1.4%
Consulting Services	1.2%
Utilities	1.2%
Consumer Products	1.1%
Chemicals	0.7%
Consumer Services	0.5%
Software	0.5%
Technology	0.4%
Media	0.0%

Total Investments	100.0%

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

(in thousands except share and per share amounts)

Note 1. Organization

Apollo Investment Corporation (“Apollo Investment”, the “Company”, “AIC”, “we”, “us”, or “our”), a Maryland corporation organized on February 2, 2004, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”), under the Internal Revenue Code of 1986, as amended (“the Code”). Our investment objective is to generate current income and capital appreciation. We invest primarily in various forms of debt investments, including secured and unsecured loans, mezzanine investments, and/or equity in private middle-market companies. We may also invest in the securities of public companies and structured products such as collateralized loan obligations. Our portfolio is comprised primarily of investments in debt, including secured, unsecured and mezzanine debt of private-middle market companies that, in the case of senior secured loans, generally are not broadly syndicated and whose aggregate tranche size is typically less than $250 million. Our portfolio also includes equity interests such as common stock, preferred stock, warrants or options.

Apollo Investment commenced operations on April 8, 2004 receiving net proceeds of $870,000 from its initial public offering by selling 62 million shares of common stock at a price of $15.00 per share. Since then, and through March 31, 2013, we have raised approximately $1.9 billion in net proceeds from additional offerings of common stock.

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

Financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-K and Regulation S-X, as appropriate. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements have been included. Certain industries were reclassified on the Schedule of Investments for March 31, 2012 to conform to the current period’s presentation. Additionally, in the March 31, 2012 Schedule of Investments, secured debt positions were identified as bank debt/senior secured loans and unsecured debt was identified as subordinated debt/corporate notes. The naming of these categories has been updated to reflect the current period presentation. For the fiscal year ended March 31, 2013, approximately $2.3 million of investment income previously classified as investment income from controlled investments was reclassified to investment income from non-controlled/non-affiliated investments.

The significant accounting policies consistently followed by Apollo Investment are:

(a) Security transactions are accounted for on the trade date;

(b) Under procedures established by our board of directors, we value investments, including certain secured debt, unsecured debt and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations (unless they are deemed not to represent fair value). We attempt to obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker or a primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

is more representative. If and when market quotations are deemed not to represent fair value, we typically utilize independent third party valuation firms to assist us in determining fair value. Accordingly, such investments go through our multi-step valuation process as described below. In each case, our independent valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations for such Level 3 categorized assets. Debt investments with remaining maturities of 60 days or less shall each be valued at cost with interest accrued or discount amortized to the date of maturity, unless such valuation, in the judgment of our investment adviser, does not represent fair value, in which case such investments shall be valued at fair value as determined in good faith by or under the direction of our board of directors. Investments that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of our board of directors. Such determination of fair values may involve subjective judgments and estimates.

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

(4) the audit committee of the board of directors reviews the preliminary valuation of our investment adviser and the valuation prepared by the independent valuation firm and responds to the valuation recommendation of the independent valuation firm to reflect any comments; and

(5) the board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of our investment adviser, the respective independent valuation firm, third party pricing services and the audit committee.

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the fiscal year ended March 31, 2013, there has been no change to the Company’s valuation techniques and related inputs considered in the valuation process.

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

(d) The Company records interest and dividend income, adjusted for amortization of premium and accretion of discount, on an accrual basis. Some of our loans and other investments, including certain preferred equity investments, may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends computed at the contractual rate are accrued into income and reflected as receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. At the point the Company believes PIK is not expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are reversed from the related receivable through interest or dividend income, respectively. The Company does not reverse previously capitalized PIK interest or dividends. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if the Company believes that PIK is expected to be realized. For the fiscal year ended March 31, 2013, accrued PIK totaled $20,292, on total investment income of $331,994. Loan origination fees, original issue discount, and market discounts are capitalized and amortized into income using the interest method or straight-line, as applicable. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and other investments as interest income when we receive such amounts. Structuring fees are recorded as other income when earned. Investments that are expected to pay regularly scheduled interest and/or dividends in cash are generally placed on non-accrual status when principal or interest/dividend cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest/dividend cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest or dividends are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining interest or dividend obligations. Interest or dividend cash payments received on non-accrual designated investments may be recognized as income or applied to principal depending upon management’s judgment.

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

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

(f) Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from accounting principles generally accepted in the United States of America; accordingly, at March 31, 2013, $17,019 was reclassified on our statement of asset and liabilities between accumulated net realized loss and over-distributed net investment income and $2,684 was reclassified between accumulated over-distributed net investment income and paid-in capital in excess of par. Total earnings and net asset value are not affected.

(g) Dividends and distributions to common stockholders are recorded as of the record date. The amount to be paid out as a dividend is determined by the board of directors each quarter. Net realized capital gains, if any, are generally distributed or deemed distributed at least annually.

(h) Securities that have been called by the issuer are recorded at the call price on the call effective date.

(i) In accordance with Regulation S-X, the Company generally will not consolidate its interest in any company other than in investment company subsidiaries and controlled operating companies substantially all of whose business consists of providing services to the Company. Consequently, the Company has not consolidated special purpose entities through which the special purpose entity acquired and holds investments subject to financing with third parties. At March 31, 2013, the Company did not have any subsidiaries or controlled operating companies that were consolidated. See additional information within note 6.

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

(l) The Company records origination and other expenses related to its debt obligations as deferred financing costs in the Statement of Assets and Liabilities. These expenses are deferred and amortized using the straight-line method over the stated life of the obligation which closely approximates the effective yield method.

(m) The Company records expenses related to shelf filings and applicable offering costs as deferred financing costs in the Statement of Assets and Liabilities. These expenses are charged as a reduction of capital upon utilization, in accordance with the ASC 946-20-25.

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

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

Recent Accounting Pronouncements

In December 2011, the FASB issued guidance to enhance disclosures about financial instruments and derivative instruments that are either (1) offset or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset. Under the amended guidance, an entity is required to disclose quantitative information relating to recognized assets and liabilities that are offset or subject to an enforceable master netting arrangement or similar agreement, including the gross amounts of those recognized assets and liabilities, the amounts offset to determine the net amount presented in the statement of financial position, and the net amount presented in the statement of financial position. With respect to amounts subject to an enforceable master netting arrangement or similar agreement which are not offset, disclosure is required of the amounts related to recognized financial instruments and other derivative instruments, the amount related to financial collateral (including cash collateral), and the overall net amount after considering amounts that have not been offset. The guidance is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods and retrospective application is required. As the amendments are limited to disclosure only, the adoption of this guidance is not expected to have a material impact on the financial statements of the Company.

In January 2013, the FASB issued an update which includes amendments to clarify that the scope of FASB Accounting Standards Update 2011-11 applies to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. For both public and non-public entities that have derivatives accounted for under Topic 815 Derivatives and Hedging, the amendments are effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

Note 3. Agreements

The Company has an Investment Advisory and Management Agreement (the “Investment Advisory Agreement”) with Apollo Investment Management, L.P. (the “Investment Adviser” or “AIM”), under which the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of, and provides investment advisory services to the Company. For providing these services, the Investment Adviser receives a fee from the Company, consisting of two components — a base management fee and a performance-based incentive fee. The base management fee is determined by taking the average value of our gross assets, net of payable for investments and cash equivalents purchased at the end of the two most recently completed calendar quarters calculated at an annual rate of 2.00%. The incentive fee has two parts, as follows: one part is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under an administration agreement (the “Administration Agreement”) between the Company and Apollo Investment Administration, LLC (the “Administrator”), and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income does not include any realized capital gains computed net of all realized capital losses and unrealized capital depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

calendar quarter, is compared to the rate of 1.75% per quarter (7% annualized). Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 2% base management fee. For the time period between April 2, 2012 and March 31, 2014, AIM has agreed to voluntarily waive the management fee and incentive fee on the proceeds of the April 2, 2012 common equity issuance. For the fiscal year ended March 31, 2013, total management fees waived were $1,602. For the fiscal year ended March 31, 2013, total incentive fees waived were $1,183.

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

The accrual of this theoretical capital gains incentive fee assumes all unrealized capital appreciation and depreciation is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no such fee for the fiscal years ended March 31, 2013, 2012 and 2011. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (“Advisers Act”) or the Investment Advisory Agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the Investment Advisory Agreement which specifically excludes consideration of unrealized capital appreciation.

For the fiscal years ended March 31, 2013, 2012 and 2011, the Company recognized $54,115, $60,321 and $59,831, respectively, in base management fees and $39,961, $39,651 and $47,793, respectively, in performance-based incentive fees. The fees for the fiscal year ended March 31, 2012 reflect a reduction due to a prior payment of an unearned portion of the fees to the Investment Adviser of $2,783, respectively.

For the time period between April 1, 2013 and March 31, 2014, AIM will not be paid the portion of the incentive fee that is attributable to deferred interest, such as PIK, until the Company receives such interest in cash. The accrual of incentive fees shall be reversed if such interest is reversed in connection with any write off or similar treatment of the investment. Upon payment of the deferred incentive fee, AIM will also receive interest on the deferred interest for the period between the date in which the incentive fee is earned and the date of payment. The amount of the deferred fees for the fiscal year ended March 31, 2013 is $3,935.

The Company has also entered into an Administration Agreement with the Administrator under which the Administrator provides administrative services for the Company. For providing these services, facilities and

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

personnel, the Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator and requested to be reimbursed in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of its chief financial officer and chief compliance officer and their respective staffs. The Administrator will also provide, on our behalf, managerial assistance to those portfolio companies to which the Company is required to provide such assistance. For the fiscal years ended March 31, 2013, 2012 and 2011 the Company recognized expenses under the Administration Agreement of $4,389, $5,387 and $5,529, respectively.

Note 4. Net Asset Value Per Share

At March 31, 2013, the Company’s net assets and net asset value per share were $1,677,389 and $8.27, respectively. This compares to net assets and net asset value per share at March 31, 2012 of $1,685,231 and $8.55, respectively.

Note 5. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share, pursuant to ASC 260-10, for the years ended March 31, 2013, 2012 and 2011, respectively:

	Year Ended March 31,
	2013		2012	2011
Earnings per share — basic Numerator for increase (decrease) in net assets per share:	$104,471		$(86,264)	$180,412
Denominator for basic weighted average shares:	202,875,329		196,583,804	193,192,475
Basic earnings (loss) per share:	0.51		(0.44)	0.93

Earnings per share — diluted Numerator for increase (decrease) in net assets per share:	$104,471		$(86,264)	$180,412
Adjustment for interest on convertible notes and for incentive fees, net	10,308		10,302	1,883

Numerator for increase (decrease) in net assets per share, as adjusted	$114,779		$(75,962)	$182,295
Denominator for weighted average shares, as adjusted for dilutive effect of convertible notes:	217,423,429		211,131,904	195,823,090
Diluted earnings (loss) per share*:	0.51	*	(0.44)*	0.93

*	In applying the if-converted method, conversion shall not be assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. For the fiscal year ended March 31, 2013 and March 31, 2012, anti-dilution would total $0.02 and $0.08, respectively.

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

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

In the first of these investments, in June 2008 we invested through AIC Holdco $39,500 in AIC (FDC) Holdings LLC (“Apollo FDC”). Apollo FDC used the proceeds to purchase a Junior Profit-Participating Note due 2013 in principal amount of $39,500 (the “Junior Note”) issued by Apollo I Trust (the “Trust”). The Trust also issued a Senior Floating Rate Note due 2013 (the “Senior Note”) to an unaffiliated third party in principal amount of $39,500 paying interest at the London Interbank Offered Rate (“LIBOR”) plus 1.50%, increasing over time to LIBOR plus 2.0%. The Trust used the aggregate $79,000 proceeds to acquire $100,000 face value of a senior subordinated loan of First Data Corporation (the “FDC Loan”) due 2016. The FDC Loan pays interest at 11.25% per year. The Junior Note of the Trust owned by Apollo FDC pays to Apollo FDC all of the interest and other proceeds received by the Trust on the FDC Loan after satisfying the Trust’s obligations on the Senior Note. The holder of the Senior Note has no recourse to Apollo FDC, AIC Holdco or us with respect to any interest on, or principal of, the Senior Note. However, if the value of the FDC Loan held by the Trust declines sufficiently, the investment would be unwound unless Apollo FDC posts additional collateral for the benefit of the Senior Note. Consequently, the maximum exposure on this investment is the amount of our investment in the Junior Note and any additional collateral we determine to post. During the fiscal year ended March 31, 2012, the Trust sold $47,145 face value of the FDC Loan. As a result of this transaction, as of March 31, 2013, the FDC Loan par balance outstanding is $52,855, the Junior Note balance is $21,472 and the Senior Note balance is $20,283.

In the second of these investments, in June 2008 we invested through AIC Holdco $11,375 in AIC (TXU) Holdings LLC (“Apollo TXU”). Apollo TXU acquired exposure to $50,000 notional amount of a LIBOR plus 3.5% senior secured delayed draw term loan of Texas Competitive Electric Holdings (“TXU”) due 2014 through a non-recourse total return swap (the “TRS”) with an unaffiliated third party expiring on October 10, 2013. Pursuant to such delayed draw term loan, Apollo TXU pays an unaffiliated third-party interest at LIBOR plus 1.5% and generally receives all proceeds due under the delayed draw term loan of TXU (the “TXU Term Loan”). Like Apollo FDC, Apollo TXU is entitled to 100% of any realized appreciation in the TXU Term Loan and, since the TRS is a non-recourse arrangement, Apollo TXU is exposed only up to the amount of its investment in the TRS, plus any additional margin we decide to post, if any, during the term of the financing. The TRS does not constitute a senior security or a borrowing of Apollo TXU. In connection with the amendment and extension of the TXU Term Loan in April 2011, for which Apollo TXU received a consent fee along with an increase in the rate of the TXU Term Loan to LIBOR plus 4.5%, Apollo TXU extended its TRS to 2016 at a rate of LIBOR plus 2.0%. As of March 31, 2013, Apollo TXU’s notional exposure to the TXU term loan is $47,471.

In the third of these investments, in September 2008 we invested through AIC Holdco $10,022 in AIC (Boots) Holdings, LLC (“Apollo Boots”). Apollo Boots acquired €23,383 and £12,465 principal amount of senior term loans of AB Acquisitions Topco 2 Limited, a holding company for the Alliance Boots group of companies (the “Boots Term Loans”), out of the proceeds of our investment and a multicurrency $40,876 equivalent non-recourse loan to Apollo Boots (the “Acquisition Loan”) by an unaffiliated third party that was scheduled to mature in September 2013 and paid interest at LIBOR plus 1.25% or, in certain cases, the higher of the Federal Funds Rate plus 0.50% or the lender’s prime-rate. The Boots Term Loans paid interest at the rate of LIBOR plus 3% per year and are scheduled to mature in June 2015. During the fiscal year ended March 31, 2013, Apollo Boots sold the entire position of the Boots Term Loans in the amount of €23,383 and £12,465 of principal. At March 31, 2013, there was no outstanding principal balance of the Boots Term Loans.

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

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

The Senior Note, TRS and Acquisition Loan are non-recourse to AIC Holdco, its subsidiaries and us and have standard events of default including failure to pay contractual amounts when due and failure by each of the underlying Apollo special purpose entities to provide additional credit support, sell assets or prepay a portion of its obligations if the value of the FDC Term Loan, the TXU Term Loan or the Boots Term Loans, as applicable, declines below specified levels. We may unwind any of these transactions at any time without penalty. From time to time we may provide additional capital to AIC Holdco for purposes of reserving for or funding margin calls under one or more of the transactions described above among other reasons. During the fiscal year ended March 31, 2011, $1,700 of net capital was provided to AIC Holdco. During the fiscal year ended March 31, 2012, $8,712 of net capital was returned to us from AIC Holdco. During the fiscal year ended March 31, 2013, $17,891 of net capital was returned to us from AIC Holdco. The Junior Note and TRS were performing assets as of the date of these financial statements.

Below is summarized financial information for AIC Holdco for the fiscal years ended March 31, 2013 and March 31, 2012.

	March 31, 2013	March 31, 2012
Assets
Cash	$10	$15
Apollo FDC(1)	32,981	27,947
Apollo TXU(2)	26,641	26,066
Apollo Boots(3)	—	47,999
Other Assets	2,702	2,886

Total Assets	$62,334	$104,913

Liabilities
Apollo FDC(4)	$—	$—
Apollo TXU(5)	8,936	16,045
Apollo Boots(6)	—	29,948
Other Liabilities	2,702	2,886

Total Liabilities	$11,638	$48,879

Net Assets
Apollo FDC	$32,981	$27,947
Apollo TXU	17,705	10,021
Apollo Boots	—	18,051
Cash and Other	10	15

Total Net Assets	$50,696	$56,034

	Fiscal Year End March 31, 2013	Fiscal Year End March 31, 2012
Net Operating Income (Loss)
Apollo FDC(7)	$5,388	$9,412
Apollo TXU(7)	1,237	2,809
Apollo Boots(7)	745	1,243
Other	(5)	(26)

Total Operating Income	$7,365	$13,438

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

	Fiscal Year End March 31, 2013	Fiscal Year End March 31, 2012
Net Realized Gain (Loss)
Apollo FDC	$—	$2,862
Apollo Boots	659	—

Total Net Realized Gain (Loss)	$659	$2,862

Net Change in Unrealized Appreciation/Depreciation
Apollo FDC	$5,034	$(14,484)
Apollo TXU	7,110	(13,126)
Apollo Boots	(244)	(2,852)

Total Net Change in Unrealized Appreciation/Depreciation	$11,900	$(30,462)

Net Income (Loss)(8)
Apollo FDC	$10,422	$(2,210)
Apollo TXU	8,347	(10,317)
Apollo Boots	1,160	(1,609)
Other	(5)	(26)

Total Net Income (Loss)	$19,924	$(14,162)

(1)	Includes fair value of the Junior Note held by Apollo FDC. Cost: $21,472 and $21,472, at March 31, 2013 and March 31, 2012, respectively.
(2)	Represents fair value of collateral posted in relation to the TRS held by Apollo TXU. Cost: $26,641 and $26,066, at March 31, 2013 and March 31, 2012, respectively.
(3)	Represents fair value of the Boots Term Loans held by Apollo Boots and fair value of receivable for Boots Term Loans sold during the period. Cost of outstanding par was $50,109 at March 31, 2012. There was no outstanding principal balance of the Boots Term loans at March 31, 2013.
(4)	Apollo FDC’s interest in the Trust is subject to a senior note of a separate entity of $20,283 and $20,283 at March 31, 2013 and March 31, 2012, respectively; however, Apollo FDC has no liability for such senior note.
(5)	Represents liability on the TRS held by Apollo TXU.
(6)	Represents liability of Apollo Boots on the Acquisition Loan.
(7)	In the case of Apollo FDC, net operating income consists of interest income on the Junior Note less interest paid on the senior note together with immaterial administrative expenses. In the case of Apollo TXU, net operating income consists of net payments from (to) the swap counterparty of Apollo TXU’s obligation to pay interest and its right to receive the proceeds in respect of the reference asset, together with immaterial administrative expenses. In the case of AIC Boots, net operating income consists of interest income on the Boots Term Loans, less interest payments on the Acquisition Loan together with immaterial administrative expenses. There are no management or incentive fees.
(8)	Net income is the sum of operating income, realized gain (loss) and net change in unrealized appreciation/ deprecation.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

Investments for the Company

Investments for the Company consisted of the following as of March 31, 2013 and March 31, 2012.

	March 31, 2013		March 31, 2012
	Cost	Fair Value	Cost	Fair Value
Secured Debt	$1,334,690	$1,260,881	$916,032	$864,485
Unsecured Debt	1,261,687	1,220,120	1,595,507	1,520,152
Structured Products	179,475	185,995	70,138	63,725
Preferred Equity	40,221	11,550	37,954	34,648
Common Equity/Interests	200,518	162,580	229,854	184,341
Warrants	2,710	9,273	2,099	9,729

Total Investments	$3,019,301	$2,850,399	$2,851,584	$2,677,080

At March 31, 2013, our investments were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurement at Reporting Date Using:
Description	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Secured Debt	$1,260,881	$—	$620,072	$640,809
Unsecured Debt	1,220,120	—	589,073	631,047
Structured Products	185,995	—	—	185,995
Preferred Equity	11,550	—	—	11,550
Common Equity/Interests	162,580	—	—	162,580
Warrants	9,273	—	—	9,273

Total Investments	$2,850,399	$—	$1,209,145	$1,641,254

At March 31, 2012, our investments were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurement at Reporting Date Using:
Description	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Secured Debt	$864,485	$—	$—	$864,485
Unsecured Debt	1,520,152	—	—	1,520,152
Structured Products	63,725	—	—	63,725
Preferred Equity	34,648	—	—	34,648
Common Equity/Interests	184,341	—	—	184,341
Warrants	9,729	—	—	9,729

Total Investments	$2,677,080	$—	$—	$2,677,080

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

The following chart shows the components of change in our investments categorized as Level 3, for the fiscal year ended March 31, 2013.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)*
	Secured Debt	Unsecured Debt	Structured Products	Preferred Equity	Common Equity/Interests	Warrants	Total
Beginning Balance, March 31, 2012	$864,485	$1,520,152	$63,725	$34,648	$184,341	$9,729	$2,677,080
Total realized gains (losses) included in earnings	(29,936)	(11,464)	2,965	—	(42,639)	5,384	(75,690)
Total change in unrealized depreciation / appreciation included in earnings	(22,776)	33,653	12,923	(25,366)	7,575	(1,067)	4,942
Net amortization on investments	9,981	15,183	318	97	—	—	25,579
Purchases, including capitalized PIK	883,188	482,818	126,249	2,171	33,958	852	1,529,236
Sales	(455,911)	(830,372)	(20,185)	—	(25,338)	(5,625)	(1,337,431)
Transfers(1)	(608,222)	(578,923)	—	—	4,683	—	(1,182,462)

Ending Balance, March 31, 2013	$640,809	$631,047	$185,995	$11,550	$162,580	$9,273	$1,641,254

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized depreciation / appreciation relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized depreciation / appreciation on investments in our Statement of Operations.	$(11,447)	$(5,898)	$12,934	$(25,366)	$(31,426)	$542	$(60,661)

(1)	Transfers represent (a) a transfer of $4,683 out of Secured Debt into Common Equity/Interests due to the restructuring of a portfolio company which altered the securities held by the Company and (b) transfers between level 3 and level 2. Transfers are assumed to have occurred at the end of the period. The measurement was reclassified within the fair value hierarchy due to significant inputs that were previously unobservable which became observable given transactions that were observed around the measurement date. There were no transfers between Level 1 and Level 2 fair value measurements during the period shown.
*	Pursuant to fair value measurement and disclosure guidance, the Company currently categorizes investments by class as shown above.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

Accumulated PIK income activity for the fiscal year ended March 31, 2013:

Fiscal Year End March 31, 2013
PIK balance at beginning of period	$32,963
Gross PIK income capitalized	17,891
Adjustments due to investment exits	—
PIK income received in cash	(5,196)

PIK balance at end of period	$45,658

The following chart shows the components of change in our investments categorized as Level 3, for the fiscal year ended March 31, 2012.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)*
	Secured Debt	Unsecured Debt	Structured Products	Preferred Equity	Common Equity/Interests	Warrants	Total
Beginning Balance, March 31, 2011	$1,013,745	$1,730,656	$28,770	$33,132	$227,771	$16,084	$3,050,158
Total realized gains or losses included in earnings	3,296	(88,271)	—	(102,012)	(161,071)	7,198	(340,860)
Total change in unrealized depreciation/appreciation included in earnings	(54,105)	(102,966)	(3,439)	99,207	139,469	(3,933)	74,233
Net amortization on investments	3,764	13,735	1,113	194	—	—	18,806
Purchases, including capitalized PIK	456,743	984,376	—	4,406	87,125	—	1,532,650
Sales	(631,633)	(944,703)	(18,753)	—	(53,198)	(9,620)	(1,657,907)
Transfer between asset categories within Level 3 (1)	72,675	(72,675)	56,034	(279)	(55,755)	—	—

Ending Balance, March 31, 2012	$864,485	$1,520,152	$63,725	$34,648	$184,341	$9,729	$2,677,080

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized depreciation/appreciation relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized depreciation/appreciation on investments in our Statement of Operations	$(44,272)	$(140,846)	$(925)	$(2,805)	$(28,485)	$1,319	$(216,014)

(1)	There were also no transfers into or out of Level 1 or Level 2 fair value measurements during the period shown.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

The following table provides quantitative information about our Level 3 fair value measurements of our in Accumulated PIK income activity for the fiscal year ended March 31, 2012:

Fiscal Year End March 31, 2012
PIK balance at beginning of period	$165,651
Gross PIK income capitalized	14,915
Adjustments due to investment exits	(87,687)
PIK income received in cash	(59,916)

PIK balance at end of period	$32,963

The following table summarizes the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 3 as of March 31, 2013. In addition to the techniques and inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of March 31, 2013	Valuation Techniques/ Methodologies	Unobservable Input	Range (Weighted Average)

Secured Debt	$32,952	Market Comparable Approach	Comparable Multiple	6.0x – 6.0x (6.0x)
	422,766	Yield Analysis	Discount Rate	8.0% - 18.0% (12.1%)
Unsecured Debt	504,263	Yield Analysis	Discount Rate	10.1% - 25.0% (13.8%)

Structured Products	43,144	Discounted Cash Flow	Discount Rate	13.0% - 13.0% (13.0%)
	6,174	Recent Transactions	Recent Transactions	n/a
	50,697	Net Asset Value	Underlying Assets/ Liabilities	n/a
Preferred Equity	11,550	Market Comparable Approach	Comparable Multiple	4.3x – 10.4x (6.5x)

Common Equity/Interests	33,911	Discounted Cash Flow	Discount Rate	8.0% - 12.5% (12.5%)
	123,081	Market Comparable Approach	Comparable Multiple	2.0x - 10.8x (8.0x)
	123	Net Asset Value	Underlying Assets/Liabilities	n/a
	146	Yield Analysis	Discount Rate	20.0% - 20.0% (20.0%)
	5,319	Other	Illiquidity/Restrictive discount	7.0% - 7.0% (7.0%)

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of March 31, 2013	Valuation Techniques/ Methodologies	Unobservable Input	Range (Weighted Average)

Warrants	7,432	Market Comparable Approach	Comparable Multiple	4.3x — 5.9x (5.4x)
	1,841	Other	Illiquidity/ Restrictive discount	20.0% - 20.0%(20.0%)

n/a – Not applicable

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of March 31, 2012	Valuation Techniques/ Methodologies	Unobservable Input	Range (Weighted Average)

Secured Debt & Structured Products	$1,517,432	Broker quoted	Bid-Ask Spread	n/a

Secured Debt & Structured Products	871,296	Market Rate Approach	Market Interest Rate	7.7% - 16.5% (11.6%)

Equity(1, 2)	232,111	Market Comparable Companies	EBITDA Multiples	4.0x - 15.2x (8.5x)

(1)	Includes $3,600 of certain non-performing debt investments that are valued using equity valuation techniques.
(2)	Excludes $56,241 of equity securities that are valued on the basis of the net asset value of their underlying holdings.

n/a – Not applicable

The significant unobservable inputs used in the fair value measurement of the Company’s debt and equity securities are primarily earnings before interest, taxes, depreciation and amortization (“EBITDA”) comparable multiples and market discount rates. The Company uses EBITDA comparable multiples on its equity securities to determine the fair value of investments. The Company uses market discount rates for debt securities to determine if the effective yield on a debt security is commensurate with the market yields for that type of debt security. If a debt security’s effective yield is significantly less than the market yield for a similar debt security with a similar credit profile, then the resulting fair value of the debt security may be lower. Significant increases or decreases in either of these inputs in isolation would result in a significantly lower or higher fair value measurement. The significant unobservable inputs used in the fair value measurement of the structured products include the discount rate applied in the valuation models in addition to default and recovery rates applied to projected cash flows in the valuation models. Specifically, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. Increases in the discount rate can significantly lower the fair value of an investment; conversely decreases in the discount rate can significantly increase the fair value of an investment. The discount rate is determined based on the market rates an investor would expect for a similar investment with similar risks.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

Note 7. Foreign Currency Transactions and Translations

At March 31, 2013, the Company had outstanding non-US borrowings on its Senior Secured Facility (as defined herein) denominated in Euros and British Pounds. Unrealized appreciation on these outstanding borrowings is indicated in the table below:

Foreign Currency	Local Currency	Original Borrowing Cost	Current Value	Reset Date	Unrealized Appreciation (Depreciation)
British Pound	£5,300	$8,409	$8,048	04/19/2013	$361
Euro	€77,000	103,544	98,876	04/30/2013	4,668
British Pound	£62,000	99,087	94,144	04/30/2013	4,943

		$211,040	$201,068		$9,972

At March 31, 2012, the Company had outstanding non-US borrowings on its Senior Secured Facility denominated in Euros and British Pounds. Unrealized appreciation or depreciation on these outstanding borrowings is indicated in the table below:

Foreign Currency	Local Currency	Original Borrowing Cost	Current Value	Reset Date	Unrealized Appreciation (Depreciation)
British Pound	£3,000	$4,791	$4,793	04/10/2012	$(2)
Euro	€5,500	7,976	7,324	04/23/2012	652
British Pound	£13,500	21,485	21,570	04/23/2012	(85)
Euro	€63,218	86,951	84,187	04/30/2012	2,764
British Pound	£63,500	101,968	101,753	04/30/2012	215

		$223,171	$219,627		$3,544

Note 8. Expense Offset Arrangement

The Company benefits from an expense offset arrangement with JPMorgan Chase Bank, N.A. (“custodian bank”) whereby the Company earns credits on any uninvested US dollar cash balances held by the custodian bank. These credits are applied by the custodian bank as a reduction of the monthly custody fees charged to the Company. There were no credits earned during the years ended March 31, 2013, 2012, and 2011.

Note 9. Cash Equivalents

The Company held cash equivalents during the years ended March 31, 2013 and March 31, 2012. There were no cash equivalents held as of March 31, 2013 and March 31, 2012.

Note 10. Repurchase Agreements

The Company may enter into repurchase agreements as part of its investment program. The Company’s custodian takes possession of collateral pledged by the counterparty. The collateral is marked-to-market daily to ensure that the value, plus accrued interest, is at least equal to the repurchase price. In the event of default of the obligor to repurchase, the Company has the right to liquidate the collateral and apply the proceeds in satisfaction of the obligation. Under certain circumstances, in the event of default or bankruptcy by the counterparty to the agreement, realization and/or retention of the collateral or proceeds may be subject to legal proceedings. There were no repurchase agreements outstanding at March 31, 2013 or March 31, 2012.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

Note 11. Financial Highlights

The following is a schedule of financial highlights for the years ended March 31, 2013, 2012, 2011, 2010, and 2009:

	Fiscal Year Ended March 31,
	2013		2012	2011	2010	2009
Per Share Data:
Net asset value, beginning of period	$8.55		$10.03	$10.06	$9.82	$15.83

Net investment income	0.83	***	0.88	0.99	1.26	1.48
Net realized and unrealized gain (loss)	(0.31	)***	(1.32)	(0.05)	0.45	(5.74)

Net increase (decrease) in net assets resulting from operations	0.51	***	(0.44)	0.94	1.71	(4.26)
Dividends to stockholders from net investment income(1)	(0.80)		(1.04)	(1.13)	(1.14)	(1.86)
Effect of anti-dilution (dilution)	—	*	— *	0.16	(0.33)	0.11
Offering costs	—	*	— *	— *	— *	— *

Net asset value at end of period	$8.27		$8.55	$10.03	$10.06	$9.82

Per share market value at end of period	$8.36		$7.17	$12.07	$12.73	$3.48

Total return(2)	28.24%		(32.4)%	5.1%	313.0%	(73.90)%

Shares outstanding at end of period	202,891,351		197,043,398	195,501,549	176,213,918	142,221,335

Ratio/Supplemental Data:
Net assets at end of period (in millions)	$1,677.4		$1,685.2	$1,961.0	$1,772.8	$1,396.1

Ratio of net investment income to average net assets	9.87%		9.77%	10.19%	12.36%	10.71%

Ratio of operating expenses to average net assets(3)	6.28	%**	6.70%	6.37%	7.21%	6.35%
Ratio of interest and other debt expenses to average net assets	3.43%		3.76%	2.56%	1.52%	2.54%

Ratio of total expenses to average net assets(3)	9.71	%**	10.46%	8.93%	8.73%	8.89%

Average debt outstanding	$1,036,780		$1,213,943	$1,072,646	$1,041,084	$1,193,809

Average debt per share	$5.11		$6.18	$5.55	$6.53	$8.56

Portfolio turnover ratio	49.9%		50.6%	33.6%	17.2%	11.2%

(1)	Dividends and distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. Per share amounts reflect total dividends paid divided by average shares for the respective periods.
(2)	Total return is based on the change in market price per share during the respective periods. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.
(3)	The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown inclusive of the expense offset arrangement (see Note 8). For the years ended March 31, 2013, 2012, 2011, and 2010, there were no credits earned during these periods and as such, there was no effect on the ratio. At March 31, 2009, the ratios were 6.33% and 8.87%, respectively.
*	Represents less than one cent per average share.
**	The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is shown net of all voluntary management and incentive fee waivers (see note 3). The ratio of annualized operating expenses to average net assets and the ratio of annualized total expenses to average net assets would be 6.44% and 9.87%, respectively, without the voluntary fee waivers.
***	Represent rounded numbers.

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

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Estimated Market Value
Senior Secured Facility
Fiscal 2013	$536,067	$1,137	$—	$551,097
Fiscal 2012	539,337	1,427	—	N/A
Fiscal 2011	628,443	1,707	—	N/A
Fiscal 2010	1,060,616	2,671	—	N/A
Fiscal 2009	1,057,601	2,320	—	N/A
Fiscal 2008	1,639,122	2,158	—	N/A
Fiscal 2007	492,312	4,757	—	N/A
Fiscal 2006	323,852	4,798	—	N/A
Fiscal 2005	—	—	—	N/A

Senior Secured Notes
Fiscal 2013	$270,000	$572	$—	$282,173
Fiscal 2012	270,000	714	—	N/A
Fiscal 2011	225,000	611	—	N/A
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
Fiscal 2005	—	—	—	N/A

2042 Notes
Fiscal 2013	$150,000	$318	$—	$148,920
Fiscal 2012	—	—	—	N/A
Fiscal 2011	—	—	—	N/A
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
Fiscal 2005	—	—	—	N/A

Convertible Notes
Fiscal 2013	$200,000	$424	$—	$212,000
Fiscal 2012	200,000	529	—	N/A
Fiscal 2011	200,000	544	—	N/A
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
Fiscal 2005	—	—	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
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
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.

Note 12. Debt

The Company’s outstanding debt obligations as of March 31, 2013 were as follows:

	March 31, 2013
	Date Issued / Amended	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Final Maturity Date
Senior Secured Facility	2012	$1,140,000	$536,067	2016
Senior Secured Notes	2010	225,000	225,000	2015
Senior Secured Notes (Series A)	2011	29,000	29,000	2016
Senior Secured Notes (Series B)	2011	16,000	16,000	2018
2042 Notes	2012	150,000	150,000	2042
Convertible Notes	2011	200,000	200,000	2016

Total Debt Obligations		$1,760,000	$1,156,067

Senior Secured Facility

On May 23, 2012, the Company amended and restated its senior secured, multi-currency, revolving credit facility (the “Senior Secured Facility”). The Senior Secured Facility extends the lenders’ commitments totaling approximately $1.14 billion through May, 2015, and allows the Company to seek additional commitments from new and existing lenders in the future, up to an aggregate facility size not to exceed $1.71 billion. The Senior Secured Facility is secured by substantially all of the assets in Apollo Investment’s portfolio, including cash and cash equivalents. The final maturity date of the Senior Secured Facility is May 23, 2016. Commencing June 23, 2015, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the Senior Secured Facility as of May 23, 2015. Pricing for Alternate Base Rate (ABR) borrowings will be 125 basis points over the applicable Prime Rate and pricing for eurocurrency borrowings will be 225 basis points over the LIBOR Rate. Terms used in the foregoing sentence have the meanings set forth in the Senior Secured Facility. The Senior Secured Facility contains affirmative and restrictive covenants, including: (a) periodic financial reporting requirements, (b) maintaining minimum stockholders’ equity of the greater of (i) 40% of the total assets of Apollo Investment and its consolidated subsidiaries as at the last day of any fiscal quarter and (ii) the sum of (A) $800,000 plus (B) 25% of the net proceeds from the sale of equity interests in Apollo Investment after the closing date of the Senior Secured Facility, (c) maintaining a ratio of total assets, less total liabilities (other than indebtedness) to total indebtedness, in each case of Apollo Investment and its consolidated subsidiaries, of not less than 2.0:1.0, (d) limitations on the incurrence of additional indebtedness, including a requirement to meet a certain minimum liquidity threshold before Apollo Investment can incur such additional debt, (e) limitations on liens, (f) limitations on investments (other than in the ordinary course of Apollo Investment’s business), (g) limitations on mergers and disposition of assets (other than in the normal course of Apollo Investment’s business activities), (h) limitations on the creation or existence of agreements that permit liens on properties of Apollo Investment’s consolidated subsidiaries and (i) limitations on the repurchase or redemption of certain unsecured debt and debt securities. In addition to the asset coverage

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

ratio described in clause (c) of the preceding sentence, borrowings under the Senior Secured Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in Apollo Investment’s portfolio. The remaining capacity under the Senior Secured Facility was $603,933 at March 31, 2013.

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

The average outstanding debt balance was $1,036,780 and $1,213,943 for the fiscal years ended March 31, 2013 and 2012, respectively. The weighted average annual interest cost for the fiscal year ended March 31, 2013 was 4.75%, exclusive of 0.86% for amortization of debt issuance costs. The weighted average annual interest cost for the fiscal year ended March 31, 2012 was 4.64%, exclusive of 0.82% amortization of debt issuance costs. This weighted average annual interest cost reflects the average interest cost for all debt. The maximum amount of debt outstanding during the fiscal years ended March 31, 2013 and 2012 was $1,231,035 and $1,429,163, respectively. As of March 31, 2013, the Company is in compliance with all debt covenants.

Note 13(a). Income Tax Information and Distributions to Stockholders

The tax character of dividends for the fiscal year ended March 31, 2013 was as follows:

Ordinary income	$159,629
Tax Return of Capital	$2,684

As of March 31, 2013, the components of accumulated losses on a tax basis were as follows(1):

Distributable ordinary income	$—
Capital loss carryforward(2)(3)	(936,167)
Other book/tax temporary differences	(60,510)
Unrealized depreciation	(259,773)

Total accumulated losses	$(1,256,450)

As of March 31, 2013, we had a post-October short-term capital loss deferral of $15,997 which is deemed to arise on April 1, 2013.

(1)	Tax information for the fiscal year ended March 31, 2013 is an estimate and will not be finally determined until the Company files its 2013 tax return in December 2013.
(2)	On March 31, 2013, the Company had net capital loss carryforwards of $36,089, $199,331 and $411,998 which expire in 2017, 2018 and 2019, respectively. These amounts will be available to offset like amounts of any future taxable gains. It is unlikely that capital gains distributions will be paid to shareholders of the Company until net gains have been realized in excess of such capital loss carryforward or the carryforward expires.
(3)

On December 22, 2010, the Regulated Investment Company Modernization Act of 2010 (the “Act”) was enacted which changed various technical rules governing the tax treatment of regulated investment companies. The changes are generally effective for taxable years beginning after the date of enactment. Under the Act, the fund will be permitted to carry forward capital losses incurred in taxable years beginning

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

after the date of enactment for an unlimited period. However, any losses incurred during those future taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital losses that are carried forward will retain their character as either short-term or long-term losses rather than being considered all short-term as under previous law. As of March 31, 2013, the Company had a post-enactment long-term capital loss carryforward of $288,749. This loss is deemed to arise on April 1, 2013.

The tax character of dividends for the fiscal year ended March 31, 2012 was as follows:

Ordinary income	$204,427

As of March 31, 2012, the components of accumulated losses on a tax basis were as follows:

Distributable ordinary income	$906
Capital loss carryforward (1)(2)	(648,651)
Other book/tax temporary differences	(287,148)
Unrealized depreciation	(266,400)

Total accumulated losses	$(1,201,293)

As of March 31, 2012, we had a post-October capital loss deferral of $247,738.

(1)	On March 31, 2012, the Company had net capital loss carryforwards of $37,323, $199,331 and $411,998 which expire in 2017, 2018 and 2019, respectively. These amounts will be available to offset like amounts of any future taxable gains. It is unlikely that capital gains distributions will be paid to shareholders of the Company until net gains have been realized in excess of such capital loss carryforward or the carryforward expires.
(2)	On December 22, 2010, the Regulated Investment Company Modernization Act of 2010 (the “Act”) was enacted which changed various technical rules governing the tax treatment of regulated investment companies. The changes are generally effective for taxable years beginning after the date of enactment. Under the Act, the fund will be permitted to carry forward capital losses incurred in taxable years beginning after the date of enactment for an unlimited period. However, any losses incurred during those future taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital losses that are carried forward will retain their character as either short-term or long-term losses rather than being considered all short-term as under previous law.

Note 13(b). Other Tax Information

The percentage of ordinary income distributions paid during the fiscal year ended March 31, 2013 eligible for qualified dividend income treatment is 1.54%. The percentage of ordinary income distributions paid during the fiscal year ended March 31, 2013 eligible for the 70% dividends received deduction for corporate stockholders is 1.54%.

The percentage of ordinary income distributions paid during the fiscal year ended March 31, 2012 eligible for qualified dividend income treatment is 2.97%. The percentage of ordinary income distributions paid during the fiscal year ended March 31, 2012 eligible for the 70% dividends received deduction for corporate stockholders is 2.97%.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (continued)

(in thousands except share and per share amounts)

Note 14. Selected Quarterly Financial Data (unaudited)

Quarter Ended	Investment Income		Net Investment Income		Net Realized And Unrealized Gain (Loss) on Assets		Net Increase (Decrease) In Net Assets From Operations (on a basic, non-diluted basis)		Net Increase (Decrease) In Net Assets From Operations (on a diluted basis)
	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
March 31, 2013	84,617	0.42	42,066	0.21	23,755	0.12	65,821	0.32	68,389	0.31
December 31, 2012	83,212	0.41	42,080	0.21	(64,824)	(0.32)	(22,744)	(0.11)	(20,169)	(0.11)
September 30, 2012	83,832	0.41	44,482	0.22	28,554	0.14	73,036	0.36	75,610	0.35
June 30, 2012	80,333	0.40	38,732	0.19	(50,374)	(0.25)	(11,642)	(0.06)	(9,048)	0.06

March 31, 2012	85,196	0.43	41,010	0.21	76,223	0.39	117,233	0.60	119,806	0.57
December 31, 2011	83,815	0.43	38,538	0.20	25,159	0.13	63,697	0.32	66,274	0.31
September 30, 2011	93,981	0.48	45,532	0.23	(312,782)	(1.59)	(267,250)	(1.36)	(264,673)	(1.36)
June 30, 2011	94,592	0.48	47,662	0.24	(47,606)	(0.24)	56	0.00	2,631	0.00

March 31, 2011	94,715	0.48	50,037	0.26	62,014	0.32	112,052	0.57	113,935	0.55
December 31, 2010	94,318	0.48	50,126	0.26	34,378	0.18	84,504	0.43	N/A	N/A
September 30, 2010	91,499	0.47	50,182	0.26	17,984	0.09	68,166	0.35	N/A	N/A
June 30, 2010	78,248	0.42	40,827	0.22	(125,137)	(0.67)	(84,310)	(0.45)	N/A	N/A

Note 15. Commitments and Contingencies

As of March 31, 2013, the Company had outstanding commitments with banks to purchase secured term loans and unsecured bridge loans in the aggregate amount of $105,000. AIC’s commitments are subject to the consummation of the underlying corporate transactions and conditional upon receipt of all necessary shareholder, regulatory and other applicable approvals.

As of May 23, 2013 the outstanding commitments with banks to purchase secured term loans and unsecured bridge loans in the aggregate was $220,000.

The Company had unfunded commitments on senior loans as of March 31, 2013 of $59,281. The Company also had unfunded commitments on senior loans of $82,667 which require the borrower to meet certain performance thresholds before the Company is obligated to fulfill the commitments and those performance thresholds were not met as of March 31, 2013.

Note 16. Subsequent Events

The Board of Directors declared a dividend of $0.20 per share for the first fiscal quarter of 2014, payable on July 5, 2013 to stockholders of record as of June 20, 2013.

On May 20, 2013, we issued 21.85 million shares of our common stock at $8.60 per share (or $8.342 per share net proceeds before estimated expenses), raising $181.9 million of net proceeds. Apollo Investment Management, L.P. (“AIM”), our investment adviser, has agreed to waive the base management and incentive fees associated with the incremental shares issued in the offering through March 31, 2014.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2013 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting, which appears on page 53 of this Form 10-K, is incorporated by reference herein.

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

(d) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financing reporting that occurred during the fourth fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Directors

Information regarding the board of directors is as follows:

Name	Age	Position	Director Since	Expiration of Term
Interested Directors

John J. Hannan	60	Chairman of the Board and Director	2004	2015

James C. Zelter	50	Chief Executive Officer and Director	2008	2015

Independent Directors

Ashok N. Bakhru	71	Director	2008	2015

Bradley J. Wechsler	61	Director	2004	2013

Carl Spielvogel	84	Director	2004	2014

Elliot Stein, Jr.	64	Director	2004	2013

Frank C. Puleo	67	Director	2008	2014

Jeanette Loeb	60	Director	2011	2014

The address for each director is c/o Apollo Investment Corporation, 9 West 57th Street, New York, NY 10019.

Executive officers who are not directors

Information regarding our executive officers who are not directors is as follows:

Name	Age	Position
Gregory W. Hunt	56	Chief Financial Officer and Treasurer

Edward J. Goldthorpe	36	President and Chief Investment Officer

Eileen M. Patrick	45	Executive Vice President of Corporate Strategy

Cindy Z. Michel	39	Vice President and Chief Compliance Officer

John J. Suydam	53	Vice President and Chief Legal Officer

Joseph D. Glatt	39	Vice President and Secretary

The address for each executive officer is c/o Apollo Investment Corporation, 9 West 57th Street, New York, NY 10019.

Biographical information

Directors

Our directors have been divided into two groups — independent directors and interested directors. Interested directors are interested persons as defined in the 1940 Act.

Independent Directors

Ashok N. Bakhru (71) Director. Mr. Bakhru became a Director of Apollo Investment Corporation on October 16, 2008. Mr. Bakhru currently serves as the Chairman of the Board of the Goldman Sachs Group of Mutual Funds. Mr. Bakhru served as the Chairman of GS Hedge Fund Partners Registered Fund LLC from 2004 to 2009 and Chairman of GS Hedge Fund Partners Registered Master Fund LLC from 2005 to 2009. Previously Mr. Bakhru was the Chief Financial Officer and Chief Administrative Officer of Coty Inc. in New York City. Prior to that he served at Scott Paper Company in Philadelphia, where he held several senior management positions including Senior Vice President and Chief Financial Officer roles. Mr. Bakhru also serves on the Board of Governors of the Investment Company Institute, the Governing Council of the Independent Directors Council, Mutual Fund Directors Forum and the Advisory Board of BoardIQ, an investment publication. He has been actively involved with Cornell University, having served on its Council and Administrative Board over the past several years.

Bradley J. Wechsler (61) Director. Mr. Wechsler became a Director of Apollo Investment Corporation in April 2004. Mr. Wechsler was the Co-Chairman and Co-Chief Executive Officer of IMAX Corporation from May, 1996 through April, 2009 and is currently Chairman. Previously Mr. Wechsler has had several executive positions in the entertainment and finance industries. Mr. Wechsler is a Vice-Chairman of the board of the NYU Hospital and Medical Center, a member of the Executive Committee and chairs its Finance Committee. In addition, he sits on the boards of Assay Healthcare Solutions, the Ethical Culture Fieldston Schools and Math for America. He is also a member of the Academy of Motion Picture Arts and Sciences.

Carl Spielvogel (84) Director. Ambassador Spielvogel became a Director of Apollo Investment Corporation in March 2004. Ambassador Spielvogel was and is currently Chairman and Chief Executive Officer of Carl Spielvogel Associates, Inc., an international management and counseling company, from 1997 to 2000, and from 2001 to present. From 2000-2001, Ambassador Spielvogel served as U.S. Ambassador to the Slovak Republic, based in Bratislava, Slovakia. He served as a Director of Interactive Data Corporation, Inc. from 1996 to 2009, and as a member of its Audit Committee and Chairman of the Independent Shareholders Committee. From 1994 to 1997, Ambassador Spielvogel was Chairman and Chief Executive Officer of the United Auto Group, Inc., one of the first publicly-owned auto dealership groups. Earlier, Ambassador Spielvogel was Chairman and Chief Executive Officer of Backer Spielvogel Bates Worldwide, a global marketing communications company from 1985 to 1994. Ambassador Spielvogel is a trustee of the Metropolitan Museum of Art; a member of the Board of Trustees and Chairman of the Business Council of the Asia Society; a member of the Board of Trustees of Lincoln Center for the Performing Arts; a member of the Council on Foreign Relations; a member of the Executive Committee of the Council of American Ambassadors’; a Trustee and member of the Executive Committee of the State University of New York, and a former Fellow of the Kennedy School of Government at Harvard University. Before becoming an Ambassador, he was a Governor of the United States Government Board of Broadcasting.

Elliot Stein, Jr. (64) Director. Mr. Stein became a Director of the Company in March 2004 and currently serves as lead Independent Director. Mr. Stein has also been a director of Apollo Senior Floating Rate Fund Inc. since 2011 and a director of Apollo Tactical Income Fund Inc since 2013. He is currently the Chair of Senturion Forecasting, LLC, a private company. He is also a Managing Director of Commonwealth Capital Partners and has served as Chairman of Caribbean International News Corporation since 1985. Mr. Stein is also a board member of various private companies including Multi-Pak Holdings, Cohere Communications and Assay Healthcare Solutions. Mr. Stein is a Trustee of Claremont Graduate University and the New School University. He is a member of the Council on Foreign Relations. He formerly served as a Director of VTG Holdings, Bargain Shop Holdings, Inc. and various other private companies.

Frank C. Puleo (67) Director. Mr. Puleo became a Director of Apollo Investment Corporation on February 4, 2008. Mr. Puleo currently serves as a Director of CIFC Deerfield Corp., a credit asset manager, South Street Holdings, LLC. (formerly known as CMET Finance Holdings, Inc.), a company that finances securities inventory for customers and dealers and licenses trade processing software, SLM Corp., a student loan company, and Syncora Capital Assurance, Inc., a monoline financial guaranty and insurance company. Previously Mr. Puleo was a partner at Milbank, Tweed, Hadley & McCloy LLP where he advised clients on structured finance transactions, bank and bank holding company regulatory and securities law matters. Mr. Puleo became a partner of Milbank, Tweed, Hadley & McCloy LLP in 1978 and Co-Chair of the firm’s Global Finance Group in 1995 until retiring at the end of 2006. He was a member of the firm’s Executive Committee from 1982 to 1991 and from 1996 to 2002. Mr. Puleo served as a Lecturer at Columbia University School of Law from 1997 to 2001.

Jeanette Loeb (60) Director. Ms. Loeb became a Director of Apollo Investment Corporation on August 2011. Ms. Loeb currently serves as a Director of PetCareRx, and is a former Chairman and CEO of the company a leading e-commerce pet pharmacy that sells pet medications, supplies and food directly to the consumer. Ms. Loeb joined PetCareRx, Inc. in 2001. From 1977 until 1994, Ms. Loeb was an investment banker at Goldman Sachs, where she served as the head of the Structured Finance Department in the US. Ms. Loeb was named the first woman partner of Goldman Sachs in 1986 and served as a partner from 1986-1994. Ms. Loeb received an MBA from Harvard Business School and graduated Phi Beta Kappa from Wellesley College with a BA in economics. She currently serves on the board and the finance committee of New York City Center, the board and audit committee of the United Nations Development Corporation, the board for Alliance Bernstein Multi-Manager Alternative Fund and has previously been a member of the board of the Collegiate School, the Treasurer and a board member of the Society of Memorial Sloan Kettering and a founding member of the Wellesley Business Leadership Council.

Interested directors

John J. Hannan (60) Chairman of the Board of Directors. Mr. Hannan became a Director of Apollo Investment Corporation in March 2004 and was elected as Chairman of the Board of Directors in August 2006. He served as the Chief Executive Officer from February 2006 to November 2008. Mr. Hannan, a senior partner of Apollo Management, L.P., co-founded Apollo Management, L.P. in 1990. He formerly served as a director for Vail Resorts, Inc. and Goodman Global, Inc.

James C. Zelter (50) Chief Executive Officer and Director. Mr. Zelter joined Apollo in 2006. He became the Chief Executive Officer and a Director of Apollo Investment Corporation in November 2008. He is the Managing Partner of Apollo Capital Management (“ACM”). The funds in the ACM platform include: Apollo Strategic Value Fund, Apollo Credit Opportunity Fund I and II, Apollo Asia Opportunity Fund and Apollo European Principal Finance Fund. ACM also includes Apollo Investment Management, L.P. the investment manager to Apollo Investment Corporation. Prior to joining Apollo, Mr. Zelter was with Citigroup and its predecessor companies from 1994 to 2006. From 2003 to 2005, Mr. Zelter was Chief Investment Officer of Citigroup Alternative Investments, and prior to that he was responsible for the firm’s Global High Yield franchise.

Executive Officers who are not directors

Cindy Z. Michel (39) Chief Compliance Officer and Vice President. Ms. Michel was appointed Chief Compliance Officer and Vice President of Apollo Investment Corporation in 2010. Ms. Michel joined Apollo Global Management, LLC in 2007 as its Director of Compliance and continues to serve in this role. Prior to joining Apollo, Ms. Michel served as the Director of Compliance of the Private Equity Division at Lehman Brothers. Prior to that, she was associated with the investment bank Credit-Suisse Securities as a member of its Compliance Department supporting the Private Equity and Investment Banking businesses. Before joining Credit-Suisse, Ms. Michel was associated with the law firm of DLA Piper.

Edward J. Goldthorpe (36) Chief Investment Officer and President. Mr. Goldthorpe began his term as President of Apollo Investment Corporation and as Chief Investment Officer of AIM in May 2012. Previously, Mr. Goldthorpe was employed by Goldman Sachs for 13 years. He served most recently as a Managing Director with the Bank Loan Distressed Investing Desk (2009 to 2012), and prior to that Mr. Goldthorpe was a Managing Director with the Special Situations Group within the firm’s Securities Division (2005 to 2009). Prior to that, Mr. Goldthorpe was a Vice President in the High Yield Distressed Group (2001 to 2005), an analyst in the Merchant Banking Division (2000 to 2001), and an analyst in the Investment Banking Division (1999 to 2000). Mr. Goldthorpe received a B.A. in Commerce from Queen’s University in Kingston, Ontario. Mr. Goldthorpe currently serves on the Global Advisory Board for the Queen’s School of Business. He is also the Chairman of the Young Fellowship of The Duke of Edinburgh’s Award.

Eileen M. Patrick (45) Executive Vice President of Corporate Strategy. Ms. Patrick was appointed Executive Vice President of Corporate Strategy of AIC in 2012. Ms. Patrick joined Apollo in 2010 working in its Capital Markets Division. She also serves as a Vice President and member of the Investment Committee for the manager of Apollo Residential Mortgage Inc. (NYSE: AMTG). Prior to joining Apollo, Ms. Patrick was a Managing Director at JP Morgan in the Financial Institutions Group. Prior to that she was a Senior Managing Director in the Financial Institutions Group at Bear Stearns. At Bear Stearns she oversaw the Specialty Finance Investment Banking effort. Prior to joining Bear Stearns, she was a Vice President at Salomon Smith Barney Citigroup in the Financial Institutions Investment Banking Group.

Gregory W. Hunt (56) Chief Financial Officer and Treasurer. Mr. Hunt began his term as Chief Financial Officer and Treasurer of Apollo Investment Corporation in May 2012. Previously, Mr. Hunt was Executive Vice President and Chief Financial Officer for Yankee Candle which he joined in April 2010. Prior to joining Yankee Candle, Mr. Hunt served as the Executive Vice President of Strategic and Commercial Development for Norwegian Cruise Lines from 2007 to 2009. Prior to joining Norwegian Cruise Lines, Mr. Hunt served as Chief Financial Officer and Chief Restructuring Officer of Tweeter Home Entertainment Group, Inc. from 2006 to 2007 and Chief Financial Officer and Co-Chief Executive of Syratech Corporation from 2001 to 2006. Prior to Syratech, Mr. Hunt held several senior financial leadership positions including Chief Financial Officer of NRT Inc., Culligan Water Technologies, Inc. and Samsonite Corporation. Mr. Hunt also serves as a member of the Board of Advisors for the University of Vermont School of Business.

John J. Suydam (53) Chief Legal Officer and Vice President. Mr. Suydam joined Apollo Investment Corporation in 2006. Mr. Suydam also serves as the Chief Legal Officer of Apollo Global Management, LLC, a position he has held since 2006. From 2002 to 2006, Mr. Suydam was a partner at O’Melveny & Myers LLP, where he served as head of Mergers & Acquisitions and co-head of the Corporate Department. Prior to that time, Mr. Suydam served as chairman of the law firm O’Sullivan, LLP which specialized in representing private equity investors. Mr. Suydam serves as a trustee of the New York University School of Law and is a member of the Department of Medicine Advisory Board of The Mount Sinai Medical Center. Mr. Suydam also serves as a member of the board of directors of the Big Apple Circus and Environmental Solutions Worldwide Inc. Mr. Suydam received his JD from New York University School of Law and graduated magna cum laude with a BA in History from the State University of New York at Albany.

Joseph D. Glatt (39) Secretary and Vice President. Mr. Glatt was appointed Secretary of Apollo Investment Corporation in 2010 and Vice President in 2009. Mr. Glatt is also currently General Counsel of Apollo Capital Management L.P., a position he has held since 2007 and since 2011 he has served as the Chief Legal Officer of Apollo Senior Floating Rate Fund Inc., and Apollo Tactical Income Fund Inc. Previously, Mr. Glatt was associated with the law firms of Simpson Thacher & Bartlett LLP from 1998 to 2003 and Schulte Roth & Zabel LLP from 2003 to 2007, in each case, primarily focusing on mergers and acquisitions, leveraged buyouts and capital markets activities.

Additional information required by this item, including for example, director qualifications, is contained in the Registrant’s definitive Proxy Statement for its 2013 Annual Stockholders Meeting under the caption, “Information about the Nominees and Directors” to be filed with the Securities and Exchange Commission within 120 days after March 31, 2013 and is incorporated herein by reference.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company’s Directors and Executive Officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the Securities and Exchange Commission (the “Commission”) and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4 and 5 filed by such persons and information provided by the Company’s Directors and officers, the Company believes that during the fiscal year ended March 31, 2013, all Section 16(a) filing requirements applicable to such persons were met in a timely manner, except that a change in Mr. Stein’s beneficial ownership of the Company’s common stock, due to administrative oversight, was reported on a Form 4 three business days later than required by Section 16(a) and the general instructions to Form 4.

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

Summary Compensation Table

The following table shows information regarding the compensation expected to be received by the independent directors and executive officers for the fiscal year ended March 31, 2013. No compensation is paid to directors who are “interested persons.”

Name	Aggregate compensation from Apollo Investment	Pension or retirement benefits accrued as part of our expenses(1)	Total compensation from Apollo Investment paid to director/ officer
Independent directors
Ashok Bakhru	$153,072	None	$153,072
Bradley J. Wechsler	132,500	None	132,500
Carl Spielvogel	132,500	None	132,500
Elliot Stein, Jr.	136,572	None	136,572
Frank C. Puleo	131,131	None	131,131
Jeanette Loeb	135,500	None	135,500

Interested directors
John J. Hannan	None	None	None
James C. Zelter(2)	None	None	None

Executive Officers
Cindy Michel	None	None	None
Edward J. Goldthorpe	None	None	None
Eileen Patrick	None	None	None
Gregory W. Hunt	None	None	None
John J. Suydam	None	None	None
Joseph Glatt	None	None	None

(1)	We do not have a profit sharing or retirement plan, and directors do not receive any pension or retirement benefits.
(2)	James C. Zelter is also an executive officer of Apollo Investment Corporation.

The independent directors’ annual fee is $100,000. The independent directors also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting, $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended, and $1,500 for each telephonic committee or board meeting attended. In addition, the Chairman of the Audit Committee receives an annual fee of $15,000 and each chairman of any other committee receives an annual fee of $2,500 for additional services in these capacities. Further, we purchase directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees paid in shares of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment.

Additional information required by this item, including for example, compensation of officers and directors, is contained in the Registrant’s definitive Proxy Statement for its 2013 Annual Stockholders Meeting under the caption, “Compensation of Directors and Executive Officers” to be filed with the Securities and Exchange Commission within 120 days after March 31, 2013 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of March 31, 2013, there were no persons that owned 25% or more of our outstanding voting securities, and no person would be deemed to control us, as such term is defined in the 1940 Act.

Our directors have been divided into two groups — interested directors and independent directors. Interested directors are “interested persons” as defined in the Investment Company Act of 1940.

The following table sets forth, as of March 31, 2013, certain ownership information with respect to our common stock for those persons whom we believe, based on public filings and/or information provided by such persons, directly or indirectly owned, controlled or held with the power to vote, 5% or more of our outstanding common stock as of that date and all officers and directors, as a group. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power.

Name and address	Type of ownership(1)	Shares owned	Percentage of common stock outstanding
BlackRock, Inc.(2)	Beneficial	13,869,896	6.84%
Thornburg Investment Management Inc.(3)	Beneficial	13,495,010	6.65%
All officers and directors as a group (13 persons)(4)	Beneficial	347,107	*

*	Represents less than 1%.
(1)	All of our common stock is owned of record by Cede & Co., as nominee of the Depository Trust Company.
(2)	The principal address for BlackRock, Inc. is 40 East 52nd Street, New York, NY 10022.
(3)	The principal address for Thornburg Investment Management Inc. is 2300 North Ridgetop Road, Santa Fe, New Mexico, 87506.
(4)	The address for all officers and directors is c/o Apollo Investment Corporation, 9 West 57th Street, New York, NY 10019.

The following table sets forth the dollar range of our equity securities beneficially owned by each of our directors as of March 31, 2013. (We are not part of a “family of investment companies,” as that term is defined in the 1940 Act.)

Name of Director	Dollar Range of Equity Securities in Apollo Investment(1)
Independent Directors
Ashok Bakhru	$100,001 – $ 500,000
Bradley J. Wechsler	$100,001 – $ 500,000
Carl Spielvogel	None
Elliot Stein, Jr.	$100,001 – $ 500,000
Frank C. Puleo	$50,001 – $ 100,000
Jeanette Loeb	$100,001 – $ 500,000

Interested Directors
James C. Zelter	Over $1,000,000
John J. Hannan	$500,001 – $1,000,000	(2)

(1)	Dollar ranges are as follows: None, $1 — $10,000, $10,001 — $50,000, $50,001 — $100,000, $100,001 — $500,000, $500,001 — $1,000,000 or over $1,000,000.
(2)	Dollar range includes shares held through indirect beneficial ownership of a family trust.

Additional information required by this item, including for example, security ownership of management, is contained in the Registrant’s definitive Proxy Statement for its 2013 Annual Stockholders Meeting under the caption, “Security Ownership of Certain Beneficial Owners and Management” to be filed with the Securities and Exchange Commission within 120 days after March 31, 2013 and is incorporated herein by reference.

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

We have entered into a royalty-free license agreement with AGM which we recently amended and restated, pursuant to which AGM has agreed to grant us a non-exclusive license to use the name “Apollo.” Under the license agreement, we have the right to use the “Apollo” name for so long as AIM or one of its affiliates remains our investment adviser. In addition, we rent office space from AIA, an affiliate of AIM, and pay Apollo Administration our allocable portion of overhead and other expenses incurred by Apollo Administration in performing its obligations under our administration agreement with AIA, including our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs, which can create conflicts of interest that our board of directors must monitor. We may invest, to the extent permitted by law, on a concurrent basis with affiliates of AIM, subject to compliance with applicable regulations and our allocation procedures.

Further information relating to relationships and director independence is hereby incorporated by reference from our 2012 Proxy Statement under the caption “Certain Relationships and Transactions.”

Item 14. Principal Accounting Fees and Services

The audit committee of the board of directors selected PricewaterhouseCoopers LLP as independent registered public accounting firm (the “auditors”) for the Company for the fiscal year ending March 31, 2013. The audit committee has received the written disclosures and the letter from the independent accountant required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the audit committee concerning independence, and has discussed with the independent accountant the independent accountant’s independence.

Audit Fees: Audit fees consist of fees billed for professional services rendered for the quarterly reviews and audit of our financial statements and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings. Audit fees billed during the fiscal years ending March 31, 2013 and March 31, 2012 were $1,207,506 and $701,140, respectively.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. Audit-related fees billed during the fiscal years ending March 31, 2013 and March 31, 2012 were $111,861 and $375,820, respectively.

Tax Services Fees: Tax services fees consist of fees billed for professional tax services. These services also include assistance regarding federal, state, and local tax compliance. Tax services and fees billed during the fiscal years ending March 31, 2013 and March 31, 2012 were $36,500 and $35,000, respectively, which represented work related to preparation of tax returns, our RIC qualification, excise tax distribution requirements, form extensions, etc.

All Other Fees: Other fees would include fees for products and services other than the services reported above, of which there were none in the fiscal years ended March 31, 2013 and March 31, 2012.

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

Based on the Audit Committee’s discussion with management and the auditors, the Audit Committee’s review of the audited financial statements, the representations of management and the report of the auditors to the Audit Committee, the Audit Committee has recommended that the board of directors include the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 for filing with the Securities and Exchange Commission. The Audit Committee has also appointed PricewaterhouseCoopers LLP to serve as auditors for the fiscal year ended March 31, 2014 pending ratification by the Company’s shareholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements.

Refer to Item 8 above.

(a)(2)	Financial Statement Schedules

None.

(a)(3)	Exhibits

	3.1(a)	Articles of Amendment(1)

	3.1(b)	Articles of Amendment and Restatement(2)

	3.2	Third Amended and Restated Bylaws(3)

	4.1	Form of Stock Certificate(4)

	4.2	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the registrant have been omitted but will be furnished to the Commission upon request.

	4.3	Form of Indenture for Debt Securities(5)

	4.4	Form T-1 Statement of Eligibility of The Bank of New York Mellon, as Trustee, with respect to the Form of Indenture for debt securities(5)

	4.5	Indenture, dated as of October 9, 2012, between the Company and U.S. Bank National Association, as trustee(11)

	4.6	First Supplemental Indenture, dated as of October 9, 2012, relating to the 6.625% Senior Notes due 2042, between the Company and U.S. Bank National Association, as trustee(11)

	4.7	Form of 6.625% Senior Notes due 2042 (contained in the First Supplemental Indenture filed as Exhibit (4.6) hereto)(11)

	10.1	Amended and Restated Investment Advisory Management Agreement between Registrant and Apollo Investment Management, L.P.(6)

	10.2	Amended and Restated Administration Agreement between Registrant and Apollo Investment Administration, LLC(6)

	10.3	Dividend Reinvestment Plan(7)

	10.4	Custodian Agreement(2)

	10.5	Amended and Restated License Agreement between the Registrant and Apollo Management Holdings, L.P. dated as of May 14, 2012(10)

	10.6	Form of Transfer Agency and Service Agreement(2)

	10.7	Amendment No. 1 to Amended and Restated Senior Secured Revolving Credit Agreement(8)

	10.8	Amended & Restated Senior Secured Revolving Credit Agreement, dated as of May 23, 2012.(10)

	11.1	Statement regarding computation of per share earnings*

	14.1	Code of Conduct(9)

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

	32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).*
	32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).*

*	Filed herewith.

(1)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on June 20, 2005.
(2)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 3 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 1, 2004.
(3)	Incorporated by reference from the Registrant’s Form 8-K, filed on November 6, 2009.
(4)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on March 12, 2004.
(5)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 8, 2011.
(6)	Incorporated by reference from the Registrant’s Form 10-K, filed on May 26, 2010.
(7)	Incorporated by reference from the Registrant’s Form 10-K, filed on June 12, 2006.
(8)	Incorporated by reference from the Registrant’s Form 8-K filed on December 23, 2009.
(9)	Incorporated by reference from the Registrant’s Form 10-K, filed on May 29, 2008.
(10)	Incorporated by reference from the Registrant’s Form 10-K, filed on May 22, 2012.
(11)	Incorporated by reference to Exhibits 4.1, 4.2, 4.3, 5.1 and 5.2, as applicable, to the Registrant’s Form 8-K (File No. 814-00646), filed on October 9, 2012.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO INVESTMENT CORPORATION

By:	/s/ James C. Zelter
James C. Zelter Chief Executive Officer May 23, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ James C. Zelter James C. Zelter	Chief Executive Officer and President (principal executive officer)	May 23, 2013

/s/ Gregory W. Hunt Gregory W. Hunt	Chief Financial Officer and Treasurer (principal financial and accounting officer)	May 23, 2013

/s/ John J. Hannan John J. Hannan	Chairman of the Board, Director	May 23, 2013

/s/ Ashok Bakhru Ashok Bakhru	Director	May 23, 2013

/s/ Bradley J. Wechsler Bradley J. Wechsler	Director	May 23, 2013

/s/ Carl Spielvogel Carl Spielvogel	Director	May 23, 2013

/s/ Elliot Stein, Jr. Elliot Stein, Jr.	Director	May 23, 2013

/s/ Frank C. Puleo Frank C. Puleo	Director	May 23, 2013

/s/ Jeanette Loeb Jeanette Loeb	Director	May 23, 2013