Form 10-Q
period 2013-06-30
APOLLO INVESTMENT CORP
filed 2013-08-08
CIK 1278752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2013

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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of August 7, 2013 was 224,741,351.

APOLLO INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2013

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Apollo Investment”, the “Company”, “AIC”, “we”, “us” and “our” refer to Apollo Investment Corporation unless the context otherwise states.

Item 1. Financial Statements

APOLLO INVESTMENT CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share amounts)

	June 30, 2013 (unaudited)	March 31, 2013
Assets
Non-controlled/non-affiliated investments, at fair value (cost—$2,634,689 and $2,550,091, respectively)	$2,571,788	$2,414,307
Non-controlled /affiliated investments, at fair value (cost—$29,340 and $0, respectively)	16,582	—
Controlled investments, at fair value (cost—$487,447 and $469,210, respectively)	451,411	436,092
Derivatives, net at fair value (proceeds $(4,156) and $0, respectively)	2,699	—
Cash	10,053	3,902
Foreign currency (cost—$7,164 and $2,293, respectively)	7,031	2,295
Restricted cash (see note 12)	5,180	—
Receivable for investments sold	8,128	5,713
Interest receivable	44,449	51,990
Dividends receivable	4,850	2,703
Deferred financing costs	30,512	26,990
Prepaid expenses and other assets	995	320

Total assets	$3,153,678	$2,944,312

Liabilities
Debt (see note 9 & 15)	$1,125,491	$1,156,067
Payable for investments purchased	101,559	26,021
Dividends payable	44,948	40,578
Management and performance-based incentive fees payable (see note 3)	29,167	26,509
Interest payable	12,681	12,012
Accrued administrative expenses	2,452	2,219
Other liabilities and accrued expenses	4,212	3,517

Total liabilities	$1,320,510	$1,266,923

Net Assets
Common stock, par value $.001 per share, 400,000 and 400,000 common shares authorized, respectively, and 224,741 and 202,891 issued and outstanding, respectively	$225	$203
Paid-in capital in excess of par (see note 2f)	3,115,537	2,933,636
Over-distributed net investment income (see note 2f)	(36,764)	(44,183)
Accumulated net realized loss (see note 2f)	(1,149,014)	(1,053,080)
Net unrealized depreciation	(96,816)	(159,187)

Total net assets	$1,833,168	$1,677,389

Total liabilities and net assets	$3,153,678	$2,944,312

Net asset value per share	$8.16	$8.27

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share amounts)

	Three months ended
	June 30, 2013	June 30, 2012
INVESTMENT INCOME:
From non-controlled/non-affiliated investments:
Interest	$75,561	$72,637
Dividends	4,264	1,006
Other income	4,476	4,044
From non-controlled/affiliated investments:
Interest	440	—
From controlled investments:
Interest	5,172	1,278
Dividends	6,722	1,368
Other income	38	—

Total investment income	$96,673	$80,333

EXPENSES:
Management fees (see note 3)	$14,757	$13,820
Performance-based incentive fees (see note 3)	12,449	9,516
Interest and other debt expenses	15,845	15,577
Administrative services expense	1,097	750
Other general and administrative expenses	2,132	2,603

Total expenses	46,280	42,266

Management and performance-based incentive fees waived (see note 3)	(1,974)	(665)

Net expenses	44,306	41,601

Net investment income	$52,367	$38,732

REALIZED AND UNREALIZED GAIN (LOSS) FROM INVESTMENTS, CASH EQUIVALENTS, DERIVATIVES AND FOREIGN CURRENCIES:
Net realized loss:
Investments and cash equivalents	$(97,910)	$(18,241)
Foreign currencies	1,976	(603)

Net realized loss	(95,934)	(18,844)

Net change in unrealized appreciation/depreciation:
Investments and cash equivalents	57,194	(39,392)
Foreign currencies	(1,678)	7,862
Derivatives	6,855	—

Net change in unrealized appreciation/depreciation	62,371	(31,530)

Net realized and unrealized gain (loss) from investments, cash equivalents, derivatives and foreign currencies	(33,563)	(50,374)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$18,804	$(11,642)

EARNINGS (LOSS) PER SHARE—BASIC AND DILUTED (see note 5)	$0.09	$(0.06)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except shares)

	Three months ended June 30, 2013 (unaudited)	Year ended March 31, 2013
Increase (decrease) in net assets from operations:
Net investment income	$52,367	$167,360
Net realized loss	(95,934)	(74,673)
Net change in unrealized appreciation/depreciation	62,371	11,784

Net increase (decrease) in net assets resulting from operations	18,804	104,471

Dividends and distributions to stockholders:
From net investment income	(44,948)	(159,629)
Return of capital	—	(2,684)

Total dividends and distributions to stockholders	(44,948)	(162,313)

Capital share transactions:
Proceeds from shares sold	182,273	50,000
Less offering costs	(350)	—

Net increase in net assets from capital share transactions	181,923	50,000

Total increase (decrease) in net assets:	155,779	(7,842)
Net assets at beginning of period	1,677,389	1,685,231

Net assets at end of period	$1,833,168	$1,677,389

Capital share activity:
Shares sold	21,850,000	5,847,953

Net increase in capital share activity	21,850,000	5,847,953

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three months ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$18,804	$(11,642)
Adjustments to reconcile net increase (decrease):
PIK interest and dividends	(12,098)	(9,751)
Net amortization on investments	(10,124)	(6,756)
Amortization of deferred financing costs	1,821	3,481
Increase (decrease) from foreign currency transactions	2,123	(470)
Net change in unrealized appreciation/depreciation on investments, cash equivalents, derivatives and foreign currencies	(62,371)	31,530
Net realized loss on investments, cash equivalents and foreign currencies	95,934	18,844
Changes in operating assets and liabilities:
Restricted cash	(5,180)	—
Purchase of investments	(788,349)	(198,613)
Proceeds from derivatives	4,156	—
Proceeds from disposition of investments and cash equivalents	580,561	254,936
Decrease in interest and dividends receivable	5,394	7,735
Increase (decrease) in prepaid expenses and other assets	(675)	92
Increase (decrease) in management and performance-based incentive fees payable	2,658	(1,731)
Increase (decrease) in interest payable	669	(250)
Increase in accrued expenses and other liabilities	928	331
Increase in payable for investments purchased	75,538	102,581
Increase in receivable for investments sold	(2,415)	(106,412)

Net cash provided by (used in) operating activities	$(92,626)	$83,905

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	$182,273	$50,000
Offering costs from the issuance of common stock	(350)	—
Dividends paid in cash	(40,578)	(39,409)
Proceeds from debt	681,559	205,210
Payments on debt	(713,912)	(187,203)
Deferred financing costs paid	(5,344)	(12,709)

Net cash provided by financing activities	$103,648	$15,889

NET INCREASE IN CASH AND CASH EQUIVALENTS	$11,022	$99,794
Effect of exchange rates on cash balances	(135)	318
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$6,197	$2,678

CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,084	$102,790

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited)

June 30, 2013

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS —140.3%	Industry	Par Amount*	Cost	Fair Value (1)
CORPORATE DEBT—133.8%
SECURED DEBT—71.0%
1st Lien Secured Debt—28.8%
Amaya Gaming Group, Inc., L+775 11/05/15	Consumer Products	$14,625	$14,448	$14,625
Avaya, Inc., 9.00%, 04/01/19 ♦	Telecommunications	20,500	21,116	19,543
Aveta, Inc., L+825, 12/12/17	Healthcare	67,854	66,002	68,448
Caza Petroleum Inc., L+1000, 5/23/17	Energy	20,000	19,345	19,069
Dark Castle Holdings, LLC, L+225, 3/25/13	Media	33,715	10,489	12,604
Delta Educational Systems, Inc., 16.00% (8.00% Cash/8.00% PIK), 12/11/2016	Education	5,118	5,118	5,118
Endeavour International Corp., 12.00%, 03/01/18† ‡	Oil & Gas	17,665	17,046	16,958
Endeavour International Corp., L + 13.00%, 6/30/14† ‡	Oil & Gas	30,000	30,650	30,450
Evergreen Tank Solutions, Inc., L+800, 9/28/18 †	Manufacturing	31,200	30,632	31,044
Evergreen Tank Solutions, Inc., L+800, 9/28/18 †	Manufacturing	5,548	5,548	5,521
Garden Fresh Restaurant Corp., P+675 (P+425 Cash/0.5% PIK/2.0% default rate), 08/09/13 †	Retail	2,508	2,508	2,508
Garden Fresh Restaurant Corp., P+775 (P+525 Cash/0.5% PIK/2.0% default rate), 08/09/13 †	Retail	2,508	2,434	2,508
Magnetation, LLC, 11% 05/15/18 ♦	Mining	32,750	32,967	32,259
Maxus Capital Carbon SPE I, LLC (Skyonic Corp.), 13.00%, 9/18/19	Chemicals	60,000	60,000	60,000
Miller Energy Resources, Inc., 18.00% (15.00% Cash/3.00% PIK Option), 6/29/17	Energy	55,307	55,307	55,307
Nara Cable Funding Limited, 8.875%, 12/01/18 ♦ ‡	Broadcasting & Entertainment	6,284	5,451	6,457
New Publishing Holdings (F&W Media), L+650, 06/30/18	Printing & Publishing	16,000	14,720	15,600
Osage Exploration & Development, Inc., L+1500, 4/27/2015 ‡	Energy	13,000	12,775	13,000
Panda Sherman Power, LLC, L+750, 9/14/18	Power	15,000	14,798	15,337
Panda Temple Power, LLC, L+1000, 7/18/18	Power	25,500	25,047	25,946
Pelican Energy, LLC, 10.00% (7% Cash / 3% PIK), 12/31/18 ‡	Energy	11,627	11,271	11,859
Spotted Hawk Development LLC, 14.00% (13.00% Cash/ 1.00% PIK), 6/30/16 ‡	Energy	24,063	23,310	23,101
Sunrun Solar Owner IX, LLC, 9.079%, 12/31/24	Energy	3,353	3,203	3,202
Texas Competitive Electric Holdings, 11.50%, 10/01/20 ♦	Utilities	50,000	49,699	37,542

Total 1st Lien Secured Debt			$533,884	$528,006

2nd Lien Secured Debt—42.2%
AI Chem & Cy US AcquiCo, Inc. (Monarch), L +700, 03/20/20 ‡	Chemicals	$5,000	$4,976	$5,025
Allied Security Holdings, LLC, L+825, 2/2/18	Business Services	31,000	30,773	31,388
Amor Holdings, Inc. (American Stock Transfer and Trust Company), L+900, 12/22/20	Financial Services	8,000	7,840	7,980
Ardent Medical Services, Inc., L+950 01/02/19	Healthcare	20,000	19,530	20,325
Arysta Lifescience Corporation, L+700 11/22/20 ‡	Chemicals	17,133	16,963	16,994
Avaya, Inc., 10.5% Cash 03/01/21 ♦	Telecommunications	16,577	15,850	12,571

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2013

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON- AFFILIATED INVESTMENTS —140.3%	Industry	Par Amount*	Cost	Fair Value (1)
2nd Lien Secured Debt—(continued)
Brock Holdings III, Inc., L+825, 3/16/18	Environmental & Facilities Services	$25,000	$24,625	$25,406
Clean Earth, Inc., 13.00%, 8/1/14	Environmental & Facilities Services	25,000	25,000	25,000
Confie Seguros II, L+900 05/08/19	Consumer Products	14,844	14,566	14,881
Deltek, Inc., 8.75%, 6/30/20	Business Services	27,273	27,000	27,375
EZE Software Group, LLC., L +750, 03/14/21	Business Services	6,132	6,072	6,209
Garden Fresh Restaurant Corp., L+1175 PIK, 12/11/13	Retail	47,310	48,107	33,117
GCA Services Group, Inc., L+800, 10/31/20	Environmental & Facilities Services	28,547	28,602	29,100
GETCO Financing Escrow LLC, (Knight Capital Group), 8.25% 06/15/18 ♦	Financial Services	39,033	38,296	37,081
Grocery Outlet Inc., L+925 06/17/19	Grocery	8,674	8,510	8,869
HD Vest Inc., L+225, 6/17/18 ‡	Financial Services	9,396	9,279	9,302
Healogics, Inc., L+800, 02/05/20	Healthcare	10,000	10,120	10,250
Insight Pharmaceuticals, LLC, L+1175, 8/25/17	Consumer Products	15,448	15,210	15,796
ION Trading Technologies S.A.R.L., L+700 05/22/21 ‡	Financial Services	7,707	7,648	7,705
IPC Systems, Inc., L+525, 05/31/15	Telecommunications	44,250	42,908	35,621
Kronos, Inc., L+850, 04/26/20	Electronics	61,358	60,533	63,506
PH Holdings LLC, 9.75%, 12/31/17	Homebuilding	20,000	19,645	21,275
Ranpak Corp., L+725, 04/23/20	Packaging	22,000	21,784	22,330
Sedgwick Holdings, Inc., L+700, 12/12/18	Business Services	15,225	15,149	15,377
SESAC Holdco II LLC, L+875, 08/08/19	Broadcasting & Entertainment	10,750	10,891	11,073
Smart & Final Stores LLC, L+925 11/08/20	Grocery	12,392	12,038	12,562
Sprint Industrial Holdings, LLC, L+1000 11/14/19	Packaging	13,500	13,234	13,584
SquareTwo Financial Corp. (Collect America), 11.625%, 04/01/17 ‡	Financial Services	51,079	49,523	52,867
Transfirst Holdings Inc., L+9.75%, 06/20/18	Financial Services	64,750	63,134	66,126
U.S. Renal Care, Inc., L+900, 01/03/20	Healthcare	9,910	9,920	10,108
Valerus Compression Services, LP, 11.50%, 3/26/18	Manufacturing	40,000	40,000	41,200
Venoco, Inc., 8.875%, 02/15/19	Energy	13,050	13,298	12,796
Vertafore, Inc., L+825, 10/29/17	Business Services	49,260	48,917	50,307

Total 2nd Lien Secured Debt			$779,941	$773,106

TOTAL SECURED DEBT			$1,313,825	$1,301,112

UNSECURED DEBT—62.8%
Allied Nevada Gold Corp., 8.75%, 06/02/19 ♦‡	Diversified Natural Resources, Precious Metals and Minerals	CAD 39,000	$35,744	$32,301
Altegrity Inc., 0.00%, 8/2/16 ♦ †	Diversified Service	$3,545	2,431	1,666
Altegrity Inc., 11.75%, 5/1/16 ♦ †	Diversified Service	14,639	12,086	11,565
Altegrity Inc., 12.00%, 11/1/15 ♦ †	Diversified Service	79,000	79,000	72,285
American Tire Distributors, Inc., 11.50%, 6/1/18 ♦	Distribution	25,000	25,000	25,620

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2013

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS —140.3%	Industry	Par Amount*	Cost	Fair Value (1)
UNSECURED DEBT—(continued)
Angelica Corporation, 15.00% (12.00% Cash / 3.00% PIK), 10/15/16	Healthcare	$46,284	$46,284	$47,210
BCA Osprey II Limited (British Car Auctions), 12.50% PIK, 8/17/17 ‡ †	Transportation	£28,810	45,579	42,932
BCA Osprey II Limited (British Car Auctions), 12.50% PIK, 8/17/17 ‡ †	Transportation	€17,496	24,113	22,344
Casella Waste Systems Inc., 7.75%, 2/15/19	Environmental & Facilities Services	$1,500	1,429	1,433
Ceridian Corp., 12.25% Cash or 13.00% PIK, 11/15/15 †	Diversified Service	14,420	14,411	14,684
Ceridian Corp., 11.25%, 11/15/15 †	Diversified Service	35,800	35,808	36,471
Ceridian Corp., 11.00%, 03/15/21 † ♦	Diversified Service	67,500	67,500	75,178
Delta Educational Systems, Inc., 16.00% (10.00% Cash/ 6% PIK), 05/12/17	Education	20,729	20,340	19,485
Denver Parent (Venoco), 18.00% (variable increases for PIK elections), 10/03/15 ♦	Energy	21,668	21,668	24,485
Energy & Exploration Partners, Inc., 15.00%, 04/08/18	Oil & Gas	25,000	22,103	22,099
Exova Limited, 10.50%, 10/15/18 ♦ ‡ †	Business Services	£18,000	27,086	29,280
Exova Limited, 10.50%, 10/15/18 ‡ †	Business Services	4,655	6,115	7,572
First Data Corp., 11.25%, 01/15/21 † ♦	Financial Services	$67,000	66,976	67,056
First Data Corp., 10.625%, 06/15/21 † ♦	Financial Services	10,000	10,000	9,900
First Data Corp., 11.75% 8/15/21† ♦	Financial Services	45,000	45,031	40,950
First Data Corp., 11.25%, 03/31/16 †	Financial Services	41,862	38,746	41,051
inVentiv Health, Inc., 11.00%, 8/15/18 ♦	Healthcare	150,000	150,000	126,000
Lonestar Intermediate Super Holdings (Asurion), LLC, L+950, 9/2/19	Insurance	41,922	41,779	44,018
Molycorp, Inc., 10.00%, 06/01/20 ‡	Diversified Natural Resources, Precious Metals and Minerals	16,458	16,137	16,026
National Financial Partners, 9.00%, 7/15/21 ‡ ♦	Financial Services	10,000	10,000	9,900
Niacet Corporation, 13.00%, 08/28/18	Chemicals	12,500	12,500	12,500
Penn Virigina Corp., 8.50%, 05/01/20 ♦	Oil & Gas	43,038	43,308	42,204
PetroBakken Energy Ltd. (Lightstream Resources Ltd), 8.625%, 02/01/20 ‡ ♦	Oil & Gas	61,581	62,668	58,656
U.S. Security Associates Holdings, Inc., 11.00%, 7/28/18	Business Services	135,000	135,000	137,970
Univar Inc., 10.50% 06/30/18	Distribution	20,000	20,000	19,480
Varietal Distribution, 10.75%, 6/30/17 † ♦	Distribution	€11,574	15,109	15,450
Varietal Distribution, 10.75%, 6/30/17 † ♦	Distribution	$22,204	21,854	22,804
Whistler Energy II, LLC, 14.00%, 01/3/13	Oil & Gas	128	128	128

TOTAL UNSECURED DEBT			$1,175,933	$1,150,703

TOTAL CORPORATE DEBT			$2,489,758	$2,451,815

STRUCTURED PRODUCTS—2.2%
SLM Student Loan Trust 2006-2, Certificates ‡	Diversified Investment Vehicle	$33	$36,736	$31,300
Westbrook CLO Ltd., Series 2006-1A, Class E L+370, 12/20/20 ♦‡	Diversified Investment Vehicle	11,000	7,436	9,845

TOTAL STRUCTURED PRODUCTS			$44,172	$41,145

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2013

(in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—140.3%	Industry	Shares	Cost	Fair Value (1)
PREFERRED EQUITY—0.7%
CA Holding, Inc. (Collect America, Ltd.) Series A ** ‡	Financial Services	7,961	$788	$1,592
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 13.50% PIK, 5/12/14 ***	Education	12,360	27,686	8,535
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 12.50% PIK ***	Education	332,500	6,863	—
Varietal Distribution Holdings, LLC, Class A 8.00% PIK	Distribution	3,097	4,982	2,667

TOTAL PREFERRED EQUITY			$40,319	$12,794

EQUITY—3.6%
Common Equity/Interests—3.0%
Accelerate Parent Corp. (American Tire Distributors) **	Distribution	3,125,000	$3,125	$3,560
AHC Mezzanine LLC (Advanstar) **	Media	—	1,063	643
Altegrity Holding Corp. **	Diversified Service	353,399	13,797	1,214
CA Holding, Inc. (Collect America, Ltd.) Series A ** ‡	Financial Services	25,000	2,500	2,498
CA Holding, Inc. (Collect America, Ltd.) Series AA ** ‡	Financial Services	4,294	429	859
Caza Petroleum, Inc., Net Profits Interest **	Energy	—	525	771
Caza Petroleum, Inc., Overriding Royalty Interest **	Energy	—	148	160
Clothesline Holdings, Inc. (Angelica Corporation) **	Healthcare	6,000	6,000	3,608
Explorer Coinvest LLC (Booz Allen) ** ‡	Consulting Services	430	3,322	6,950
Garden Fresh Restaurant Holding, LLC **	Retail	50,000	5,000	—
Gryphon Colleges Corporation (Delta Educational Systems, Inc.) **	Education	17,500	175	—
GS Prysmian Co-Invest L.P. (Prysmian Cables & Systems) (2,3) ** ‡	Manufacturing	—	—	141
JV Note Holdco LLC (DSI Renal Inc.) **	Healthcare	9,303	85	—
Pelican Energy, LLC, Net Profits Interest ** ‡	Energy	—	306	257
Penton Business Media Holdings, LLC **	Printing & Publishing	124	4,950	17,050
RC Coinvestment, LLC (Ranpak Corp.) **	Packaging	50,000	5,000	5,923
Sorenson Communications Holdings, LLC Class A **	Consumer Products	454,828	45	1,700
Univar Inc. **	Distribution	900,000	9,000	9,600
Varietal Distribution Holdings, LLC Class A **	Distribution	28,028	28	—

Total Common Equity/Interests			$55,498	$54,934

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2013

(in thousands, except shares and warrants)

INVESTMENTS IN NON-CONTROLLED/ NON-AFFILIATED INVESTMENTS—140.3%	Industry	Warrants	Cost	Fair Value (1)
Warrants—0.6%
CA Holding, Inc. (Collect America, Ltd.), Common ** ‡	Financial Services	7,961	$8	$—
Energy & Exploration Partners, Inc., Common **	Oil & Gas	48,077	2,232	2,232
Fidji Luxco (BC) S.C.A., Common (FCI) (2) ** ‡	Electronics	24,862	250	5,859
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Common **	Education	9,820	98	—
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class A-1 Preferred **	Education	45,947	459	—
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class B-1 Preferred **	Education	104,314	1,043	—
Osage Exploration & Development, Inc., Common ** ‡	Energy	1,496,843	—	1,242
Spotted Hawk Development LLC, Common ** ‡	Energy	54,545	852	1,767

Total Warrants			$4,942	$11,100

TOTAL EQUITY			$60,440	$66,034

Total Investments in Non-Controlled/ Non-Affiliated Investments			$2,634,689	$2,571,788

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2013

(in thousands, except shares and warrants)

INVESTMENTS IN NON-CONTROLLED/ AFFILIATED INVESTMENTS—0.9% (4)	Industry	Par Amount	Cost	Fair Value (1)
CORPORATE DEBT—0.8%
SECURED DEBT—0.8%
1st Lien Secured Debt—0.8%
Aventine Renewable Energy Holdings, Inc., 15.00% (12% Cash/3% PIK), 9/24/16 †	Chemicals	$3,969	$3,853	$3,334
Aventine Renewable Energy Holdings, Inc., 10.50% Cash or 15.00% PIK, 9/24/17 †	Chemicals	12,566	16,280	7,163
Aventine Renewable Energy Holdings, Inc., 25.00% PIK, 9/24/16 †	Chemicals	4,523	4,523	4,523

Total 1st Lien Secured Debt			$24,656	$15,020

TOTAL CORPORATE DEBT			$24,656	$15,020

		Shares
EQUITY—0.1%
Common Equity/Interests—0.0%
Aventine Renewable Energy Holdings, Inc. **	Chemicals	262,036	$688	$229

Total Common Equity/Interests			$688	$229

		Warrants
Warrants—0.1%
Aventine Renewable Energy Holdings, Inc. **	Chemicals	1,521,193	$3,996	$1,333

Total Warrants			$3,996	$1,333

TOTAL EQUITY			$4,684	$1,562

Total Investments in Non-Controlled/Affiliated Investments			$29,340	$16,582

INVESTMENTS IN CONTROLLED INVESTMENTS—24.7% (5)	Industry	Par Amount*	Cost	Fair Value (1)
CORPORATE DEBT—9.3%
SECURED DEBT—6.9%
1st Lien Secured Debt —6.3%
Merx Aviation Finance Holdings, LLC, 12.00%, 01/09/21	Aviation	$91,072	$91,072	$91,072
Merx Aviation Finance Holdings, LLC, 12.00%, 02/01/21	Aviation	5,303	5,303	5,303
Merx Aviation Finance Holdings, LLC, 12.00%, 03/28/21	Aviation	4,684	4,684	4,684
Merx Aviation Finance Holdings, LLC, 12.00%, 06/25/21	Aviation	13,500	13,500	13,500

Total 1st Lien Secured Debt			$114,559	$114,559

2nd Lien Secured Debt—0.6%
LVI Services, Inc., 12.50%, 03/06/18	Environmental & Facilities Services	$10,000	$9,821	$10,000

Total 2nd Lien Secured Debt			$9,821	$10,000

TOTAL SECURED DEBT			$124,380	$124,559

UNSECURED DEBT—2.4%
Playpower Holdings, Inc., 14.00% PIK (EUR), 12/15/15 †	Leisure Equipment	€19,729	$26,150	$25,324
Playpower, Inc., 12.50% PIK (GBP), 12/31/15 †	Leisure Equipment	£12,693	19,478	19,012

TOTAL UNSECURED DEBT			$45,628	$44,336

TOTAL CORPORATE DEBT			$170,008	$168,895

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2013

(in thousands)

INVESTMENTS IN CONTROLLED INVESTMENTS—24.7% (5)	Industry	Par Amount*	Cost	Fair Value (1)
STRUCTURED PRODUCTS—7.7%
AIC Credit Opportunity Fund LLC (9)	Diversified Investment Vehicle	$—	$26,630	$17,339
Highbridge Loan Ltd. Preference Shares ‡**	Diversified Investment Vehicle	8,018	8,018	8,252
Jamestown CLO I LTD, Class D, L+550, 11/05/24 † ‡	Diversified Investment Vehicle	3,800	3,379	3,488
Jamestown CLO I LTD, Class C, L+400, 11/05/24 † ‡	Diversified Investment Vehicle	1,120	1,025	1,095
Jamestown CLO I LTD, Subordinated Notes 11/05/24 † ‡	Diversified Investment Vehicle	15,075	13,124	12,365
Kirkwood Fund II LLC, Common Interests ‡	Diversified Investment Vehicle	—	38,572	40,977
MCF CLO I LLC, Class E Notes, L+575, 4/20/23 † ‡	Diversified Investment Vehicle	13,000	12,291	12,610
MCF CLO I LLC, Membership Interests † ‡	Diversified Investment Vehicle	38,918	38,918	38,492
Slater Mill Loan Fund LP, Certificates ‡	Diversified Investment Vehicle	8,375	6,704	6,599

TOTAL STRUCTURED PRODUCTS			$148,661	$141,217

		Shares
EQUITY—7.7%
Common Equity/Interests—7.7%
Generation Brands Holdings, Inc. (Quality Home Brands) **	Consumer Products	9,007	$1	$811
Generation Brands Holdings, Inc. Series H (Quality Home Brands) **	Consumer Products	7,500	2,297	675
Generation Brands Holdings, Inc. Series 2L (Quality Home Brands) **	Consumer Products	36,700	11,242	3,303
LVI Parent Corp. (LVI Services, Inc.) **	Environmental & Facilities Services	14,981	16,096	32,745
Merx Aviation Finance Holdings, LLC **	Aviation	614	61,420	61,420
Playpower Holdings, Inc. **	Leisure Equipment	1,000	77,722	42,345

Total Common Equity/Interests			$168,778	$141,299

TOTAL EQUITY			$168,778	$141,299

Total Investments in Controlled Investments			$487,447	$451,411

Total Investments—165.9% (6,7)			$3,151,476	$3,039,781

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2013

(in thousands, except shares and warrants)

DERIVATIVES—0.1%
Type	Pay/Receive Floating Rate	Fixed Rate / Proceeds	Floating Rate	Notional Amount	Expiration Date	Fair Value (1)
Interest rate swap	Receive	0.50%	3 month LIBOR	$100,000	April 11, 2016	$596
Interest rate swap	Receive	0.90%	3 month LIBOR	100,000	April 11, 2018	2,570
Interest rate swap	Receive	1.38%	3 month LIBOR	67,000	April 11, 2020	2,878
Interest rate swap	Receive	1.94%	3 month LIBOR	67,000	April 11, 2023	4,044
Interest rate cap	Pay	$(185)	3 month LIBOR	100,000	July 25, 2016	(539)
Interest rate cap	Pay	(847)	3 month LIBOR	100,000	July 25, 2018	(1,890)
Interest rate cap	Pay	(1,099)	3 month LIBOR	67,000	July 25, 2020	(1,969)
Interest rate cap	Pay	(2,025)	3 month LIBOR	67,000	July 25, 2023	(2,991)

TOTAL DERIVATIVES—0.1%						$2,699

Liabilities in Excess of Other Assets—(66.0%)						(1,209,312)

Net Assets—100.0%						$1,833,168

(1)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2).
(2)	Denominated in foreign currency as indicated.
(3)	The Company is the sole Limited Partner in GS Prysmian Co-Invest L.P.
(4)	Denotes investments in which we are an “Affiliated Person”, as defined in the 1940 Act, due to owning, controlling, or holding the power to vote, 5% or more of the outstanding voting securities of the investment. Transactions during the three months ended June 30, 2013 in these Affiliated investments are as follows:

Name of Issuer	Fair Value at March 31, 2013	Gross Additions	Gross Reductions	Interest/Dividend/ Other Income	Fair Value at June 30, 2013
Aventine Renewable Energy Holdings, Inc., 15.00% (12% Cash/3% PIK), 9/24/16	$3,866	$3	$—	$124	$3,334
Aventine Renewable Energy Holdings, Inc., 10.50% Cash or 15.00% PIK, 9/24/17	9,682	464	—	275	7,163
Aventine Renewable Energy Holdings, Inc., 25.00% PIK, 9/24/16	N/A	4,523	—	41	4,523
Aventine Renewable Energy Holdings, Inc Common Equity	2,347	—	(3,996)	—	229
Aventine Renewable Energy Holdings, Inc., Warrants for Common Equity	N/A	3,996	—	—	1,333

	$15,895	$8,986	$(3,996)	$440	$16,582

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2013

(in thousands)

(5)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the three months ended June 30, 2013 in these Controlled investments are as follows:

Name of Issuer	Fair Value at March 31, 2013	Gross Additions	Gross Reductions	Interest/Dividend/ Other Income	Fair Value at June 30, 2013
Merx Aviation Finance Holdings, LLC, 12.00%, 1/09/21	$92,000	$—	$(928)	$2,749	$91,072
Merx Aviation Finance Holdings, LLC, 12.00%, 2/01/21	5,303	—	—	159	5,303
Merx Aviation Finance Holdings, LLC, 12.00%, 3/28/21	4,684	—	—	140	4,684
Merx Aviation Finance Holdings, LLC, 12.00%, 6/25/21	N/A	13,500	—	27	13,500
LVI Services, Inc.,12.50%, 03/06/2018	10,000	—	—	318	10,000
Playpower Holdings, Inc., 14.00% PIK, 12/15/15†	24,173	865	—	869	25,324
Playpower, Inc., 12.50% PIK, 12/31/15†	18,458	582	—	648	19,012
AIC Credit Opportunity Fund LLC Common Equity	50,696	20,386	(49,824)	1,896	17,339
Highbridge Loan, Ltd., Preference Shares ** ‡	6,174	1,844	—	—	8,252
Jamestown CLO I LTD, Subordinated Notes, 11/5/24 ‡ †	13,568	—	(896)	512	12,365
Jamestown CLO I LTD, Class D L+550, 11/05/24 ‡ †	3,537	—	—	62	3,488
Jamestown CLO I LTD, Class C L+400, 11/05/24 ‡ †	1,109	—	—	14	1,095
Kirkwood Fund II LLC, Common Interest ‡	43,144	—	(2,494)	1,820	40,977
MCF CLO I LLC, Membership Interests ‡†	38,918	—	—	2,169	38,492
MCF CLO I LLC, Class E Notes L+575, 4/20/23 ‡ †	12,273	—	—	220	12,610
Slater Mill Loan Fund LP, Certificates ‡	6,951	—	(415)	291	6,599
Generation Brands Holdings, Inc. (Quality Home Brands) Common Equity**	432	—	—	—	811
Generation Brands Holdings, Inc. (Quality Home Brands) Series H Common Equity**	360	—	—	—	675
Generation Brands Holdings, Inc. (Quality Home Brands) Series 2L Common Equity**	1,760	—	—	—	3,303
LVI Parent Corp. Common Equity**	30,575	—	—	38	32,745
Merx Aviation Finance Holdings, LLC Equity Interest**	33,820	27,600	—	—	61,420
Playpower Holdings, Inc. Common Equity**	38,157	—	—	—	42,345

	$436,092	$64,777	$(54,557)	$11,932	$451,411

As of June 30, 2013, the Company has a 100%, 32%, 32%, 100%, 100%, 32%, 31%, 98%, 97%, and 26% equity ownership interest in AIC Credit Opportunity Fund LLC, Generation Brands Holdings, Inc., LVI Parent Corp., Playpower Holdings Inc., Merx Aviation Financing Holdings LLC, Highbridge Loan, Ltd, Jamestown CLO I Ltd, Kirkwood Fund II LLC, MCF CLO I LLC, and Slater Mill Loan Fund LP, respectively.

(6)	Aggregate gross unrealized appreciation for federal income tax purposes is $107,241; aggregate gross unrealized depreciation for federal income tax purposes is $219,009. Net unrealized depreciation is $111,768 based on a tax cost of $3,151,548.
(7)	Substantially all securities are pledged as collateral to our multicurrency revolving credit facility (the “Facility”). As such these securities are not available as collateral to our general creditors.
(8)	Denominated in USD unless otherwise noted.
(9)	See Note 6.
♦	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
*	Denominated in USD unless otherwise noted.
**	Non-income producing security
***	Non-accrual status (see Note 2d)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2013

(in thousands)

†	Denotes debt securities where the Company owns multiple tranches of the same broad asset type but whose security characteristics differ. Such differences may include level of subordination, call protection and pricing, and differing interest rate characteristics, among other factors. Such factors are usually considered in the determination of fair values.
‡	Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act are subject to change. The Company monitors the status of these assets on an ongoing basis.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

Industry Classification	Percentage of Total Investments (at fair value) as of June 30, 2013
Financial Services	11.7%
Business Services	10.0%
Healthcare	9.4%
Diversified Service	7.0%
Diversified Investment Vehicle	6.0%
Aviation	5.8%
Oil and Gas	5.7%
Energy	5.5%
Environmental & Facilities Services	4.1%
Chemicals	3.6%
Distribution	3.3%
Leisure Equipment	2.9%
Manufacturing	2.5%
Electronics	2.3%
Telecommunications	2.2%
Transportation	2.1%
Consumer Products	1.7%
Diversified Natural Resources, Precious Metals and Minerals	1.6%
Insurance	1.4%
Packaging	1.4%
Power	1.4%
Retail	1.3%
Utilities	1.2%
Education	1.1%
Printing and Publishing	1.1%
Mining	1.1%
Grocery	0.7%
Homebuilding	0.7%
Broadcasting and Entertainment	0.6%
Media	0.4%
Consulting Services	0.2%

Total Investments	100.0%

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

March 31, 2013

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON- AFFILIATED INVESTMENTS — 143.9%	Industry	Par Amount*	Cost	Fair Value (1)
CORPORATE DEBT—138.7%
SECURED DEBT—68.5%
1st Lien Secured Debt—21.9%
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

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2013

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—143.9%	Industry	Par Amount*	Cost	Fair Value (1)
2nd Lien Secured Debt—46.6%
AI Chem & Cy US AcquiCo, Inc. (Monarch) L+700, 3/20/20 ‡×	Chemicals	$10,000	$9,950	$10,263
Allied Security Holdings, LLC, L+825, 2/02/18	Business Services	31,000	30,764	31,194
Ardent Medical Services, Inc, L+950, 7/02/19	Healthcare	20,000	19,515	20,500
Avaya Inc., 10.5% Cash, 3/01/21 ♦	Telecommunications	16,577	15,835	15,824
Brock Holdings III, Inc., L+825, 3/16/18	Environmental & Facilities Services	27,000	26,579	27,439
Cengage Learning Acquisitions Inc., 12.00%, 6/30/19 ***	Education	69,597	59,918	15,659
Clean Earth, Inc., 13.00%, 8/1/14	Environmental & Facilities Services	25,000	25,000	25,000
Confie Seguros II, L+900, 5/8/19	Consumer Products	15,000	14,711	15,375
EZE Software Group LLC, L+750 3/14/21 ×	Business Services	6,132	6,071	6,270
Garden Fresh Restaurant Corp., L+1175 (L+975 Cash/2.00% PIK), 12/11/13	Retail	47,075	47,790	32,952
GCA Services Group, Inc., L+800, 10/31/20	Environmental & Facilities Services	19,547	19,358	19,596
Grocery Outlet Inc., L+925, 6/17/19	Grocery	10,500	10,296	10,539
Healogics Inc., L+800, 2/05/20	Healthcare	5,000	4,951	5,181
Insight Pharmaceuticals, LLC., L+1175, 8/25/17	Consumer Products	15,448	15,199	15,603
IPC Systems, Inc., L+525, 5/31/15	Telecommunications	44,250	42,752	39,604
Kronos, Inc., L+850, 4/26/20	Electronics	56,358	55,269	59,035
Ozburn-Hessey Holding Company LLC, L+950, 10/11/16	Transportation	25,333	25,309	24,320
PH Holdings LLC, 9.75%, 12/31/17	Homebuilding	20,000	19,631	20,800
Ranpak Corp., L+750, 10/20/17 †	Packaging	85,000	85,000	85,000
Ranpak Corp., E+775, 10/20/17 †	Packaging	€40,000	58,042	51,364
Sedgwick Holdings, Inc., L+750, 5/28/17	Business Services	$15,225	15,072	15,453
SESAC International LLC, L+875, 8/08/19	Broadcasting & Entertainment	4,500	4,433	4,613
Smart & Final Stores LLC, L+925, 11/08/20	Grocery	17,260	16,756	17,929
SquareTwo Financial Corp. (Collect America, Ltd.), 11.625%, 4/01/17 ‡	Financial Services	51,079	49,432	52,037
TransFirst Holdings Inc., L+9.75%, 6/27/18	Financial Services	61,250	59,476	62,858
U.S. Renal Care, Inc., L+900, 1/03/20	Healthcare	4,910	4,818	5,008
Valerus Compression Services, LP, 11.50%, 3/26/18	Manufacturing	40,000	40,000	41,200
Vertafore, Inc., L+825, 10/29/17	Business Services	49,260	48,901	50,615

Total 2nd Lien Secured Debt			$830,828	$781,231

TOTAL SECURED DEBT			$1,222,888	$1,148,894

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2013

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON- AFFILIATED INVESTMENTS—143.9%	Industry	Par Amount*	Cost	Fair Value (1)
UNSECURED DEBT—70.2%
Advantage Sales & Marketing, Inc., 13.00%, 12/31/18	Grocery	$25,000	$25,000	$25,000
Altegrity, Inc., 0.00%, 8/02/16 ♦ †	Diversified Service	3,545	2,358	1,524
Altegrity, Inc., 11.75%, 5/01/16 ♦ †	Diversified Service	14,639	11,885	10,394
Altegrity, Inc., 12.00%, 11/01/15 ♦ †	Diversified Service	100,000	100,000	89,000
American Tire Distributors, Inc., 11.50%, 06/01/18 ♦	Distribution	25,000	25,000	26,300
Angelica Corporation, 15.00% (12.00% Cash/3.00% PIK), 10/15/16	Healthcare	46,284	46,284	47,210
ATI Acquisition Company, P+1400 (P+10.00% Cash/4.00% PIK), 12/30/15 ***	Education	45,153	37,867	—
BCA Osprey II Limited (British Car Auctions), 12.50% PIK, 8/17/17 ‡	Transportation	£25,609	40,643	36,359
BCA Osprey II Limited (British Car Auctions), 12.50% PIK, 8/17/17 ‡	Transportation	€15,528	21,507	18,643
Ceridian Corp., 12.25% Cash or 13.00% PIK, 11/15/15 †	Diversified Service	$80,950	80,892	83,803
Ceridian Corp., 11.25%, 11/15/15 †	Diversified Service	35,800	35,812	37,023
Ceridian Corp., 11.00%, 3/15/21 ♦ †	Diversified Service	67,500	67,500	72,731
Delta Educational Systems, Inc., 16.00% (10.00% Cash/ 6% PIK), 5/12/17	Education	20,430	20,024	19,143
Denver Parent (Venoco, Inc.), 18.00%, 10/03/15 ♦	Energy	20,000	20,000	23,400
Exova Limited, 10.50%, 10/15/18 ♦ ‡ †	Business Services	£10,000	16,013	16,627
Exova Limited, 10.50%, 10/15/18 ‡ †	Business Services	£12,655	17,116	21,041
First Data Corporation, 11.25%, 1/15/21♦ †	Financial Services	$67,000	66,975	69,868
First Data Corporation, 10.625% 06/15/21 †×	Financial Services	10,000	10,000	10,150
Intelsat Bermuda Ltd., 11.25%, 2/04/17 ‡	Broadcasting & Entertainment	44,000	45,153	46,877
Intelsat Bermuda Ltd., 11.50% Cash or 12.50% PIK, 2/04/17 ♦ ‡	Broadcasting & Entertainment	20,000	20,035	21,250
Inventive Health, Inc., 11.00%, 8/15/18 ♦	Healthcare	160,000	160,000	139,200
Laureate Education, Inc., 12.75%, 8/15/17 ♦ ‡	Education	53,540	55,012	57,823
Lonestar Intermediate Super Holdings (Asurion), LLC, L+950, 9/02/19	Insurance	41,922	41,776	45,223

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2013

(in thousands, except shares and warrants)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—143.9%	Industry	Par Amount*	Cost	Fair Value (1)
UNSECURED DEBT—(continued)
Molycorp Inc., 10.00%, 6/01/20 ‡	Diversified Natural Resources, Precious Metals & Minerals	$5,158	$4,990	$5,123
Niacet Corp., 13.00%, 8/28/18	Chemicals	12,500	12,500	12,500
SeaCube Container Leasing Ltd., 11.00%, 4/28/16 ‡	Transportation	50,000	50,000	51,500
Univar Inc., 10.50%, 6/30/18	Distribution	20,000	20,000	20,000
U.S. Security Associates Holdings, Inc., 11.00%, 7/28/18	Business Services	135,000	135,000	139,455
Varietal Distribution, 10.75%, 6/30/17 ♦ †	Distribution	€5,187	6,385	6,994
Varietal Distribution, 10.75%, 6/30/17 ♦ †	Distribution	$22,204	21,837	23,328

TOTAL UNSECURED DEBT			$1,217,564	$1,177,489

TOTAL CORPORATE DEBT			$2,440,452	$2,326,383

STRUCTURED PRODUCTS—0.6%
Westbrook CLO Ltd., Series 2006-1A Class E, L+370, 12/20/20 ‡ ♦	Diversified Investment Vehicle	11,000	$7,367	$9,625

TOTAL STRUCTURED PRODUCTS			$7,367	$9,625

		Shares
PREFERRED EQUITY—0.7%
CA Holding, Inc. (Collect America, Ltd.), Series A ** ‡	Financial Services	7,961	$788	$1,592
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 13.50% PIK, 05/12/14 ***	Education	12,360	27,685	7,208
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 12.50% PIK, (Convertible) ***	Education	332,500	6,863	—
Varietal Distribution Holdings, LLC, Class A, 8.00% PIK	Distribution	3,097	4,885	2,750

TOTAL PREFERRED EQUITY			$40,221	$11,550

EQUITY—3.9%
Common Equity/Interests—3.4%
Accelerate Parent Corp. (American Tire Distributors) **	Distribution	3,125,000	$3,125	$4,160
AHC Mezzanine LLC (Advanstar) **	Media	—	1,063	242
Altegrity Holding Corp. **	Diversified Service	353,399	13,797	1,111
Aventine Renewable Energy Holdings, Inc. **	Chemicals	262,036	4,684	2,347
CA Holding, Inc. (Collect America, Ltd.) Series A ** ‡	Financial Services	25,000	2,500	2,498
CA Holding, Inc. (Collect America, Ltd.) Series AA ** ‡	Financial Services	4,294	429	859

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2013

(in thousands, except shares and warrants)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—143.9%	Industry	Shares	Cost	Fair Value (1)
Common Equity/Interests—(continued)
Clothesline Holdings, Inc. (Angelica Corporation) **	Healthcare	6,000	$6,000	$3,059
Explorer Coinvest LLC (Booz Allen) ** ‡	Consulting Services	430	3,322	5,319
Garden Fresh Restaurant Holding, LLC **	Retail	50,000	5,000	—
Gryphon Colleges Corporation (Delta Educational Systems, Inc.) **	Education	17,500	175	—
GS Prysmian Co-Invest L.P. (Prysmian Cables & Systems) (2,3) ** ‡	Manufacturing	—	—	123
JV Note Holdco LLC (DSI Renal Inc.) **	Healthcare	9,303	85	91
Pelican Energy, LLC ** ‡	Energy	—	138	146
Penton Business Media Holdings, LLC **	Printing & Publishing	124	4,950	15,778
RC Coinvestment, LLC (Ranpak Corp.) **	Packaging	50,000	5,000	8,233
Sorenson Communications Holdings, LLC Class A **	Consumer Products	454,828	45	1,990
Univar Inc.**	Distribution	900,000	9,000	11,520
Varietal Distribution Holdings, LLC Class A **	Distribution	28,028	28	—

Total Common Equity/Interests			$59,341	$57,476

		Warrants
Warrants—0.5%
CA Holding, Inc. (Collect America, Ltd.), Common ** ‡	Financial Services	7,961	$8	—
Fidji Luxco (BC) S.C.A., Common (FCI)(2) ** ‡	Electronics	24,862	250	$5,788
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Common **	Education	9,820	98	—
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class A-1 Preferred **	Education	45,947	459	—
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class B-1 Preferred **	Education	104,314	1,043	—
Osage Exploration & Development, Inc. ** ‡	Energy	1,496,843	—	1,841
Spotted Hawk Development LLC, Common ** ‡	Energy	54,545	852	1,644

Total Warrants			$2,710	$9,273

TOTAL EQUITY			$62,051	$66,749

Total Investments in Non-Controlled/ Non-Affiliated Investments			$2,550,091	$2,414,307

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2013

(in thousands)

INVESTMENTS IN CONTROLLED INVESTMENTS—26.0% (4)	Industry	Par Amount*	Cost	Fair Value (1)
CORPORATE DEBT—9.2%
SECURED DEBT—6.7%
1st Lien Secured Debt—6.1%
Merx Aviation Finance Holdings, LLC, 12.00%, 1/09/21	Aviation	$92,000	$92,000	$92,000
Merx Aviation Finance Holdings, LLC, 12.00%, 2/01/21	Aviation	5,303	5,303	5,303
Merx Aviation Finance Holdings, LLC, 12.00% 3/28/21	Aviation	4,684	4,684	4,684

Total 1st Lien Secured Debt			$101,987	$101,987

2nd Lien Secured Debt—0.6%
LVI Services, Inc., 12.50%, 3/06/2018	Environmental & Facilities Services	$10,000	$9,815	$10,000

Total 2nd Lien Secured Debt			$9,815	$10,000

TOTAL SECURED DEBT			$111,802	$111,987

UNSECURED DEBT—2.5%
Playpower Holdings Inc., 14.00% PIK, 12/15/15	Leisure Equipment	€19,064	$25,285	$24,173
Playpower, Inc., 12.50% PIK, 12/31/15	Leisure Equipment	£12,310	18,838	18,458

TOTAL UNSECURED DEBT			$44,123	$42,631

TOTAL CORPORATE DEBT			$155,925	$154,618

STRUCTURED PRODUCTS—10.5%
AIC Credit Opportunity Fund LLC (5)	Diversified Investment Vehicle	—	$48,102	$50,696
Highbridge Loan, Ltd., Preference Shares ** ‡	Diversified Investment Vehicle	$6,174	6,174	6,174
Jamestown CLO I LTD, Subordinated Notes, 11/5/24 ‡ †	Diversified Investment Vehicle	15,075	14,053	13,568
Jamestown CLO I LTD, Class D L+550, 11/05/24 ‡ †	Diversified Investment Vehicle	3,800	3,373	3,537
Jamestown CLO I LTD, Class C L+400, 11/05/24 ‡ †	Diversified Investment Vehicle	1,120	1,024	1,109
Kirkwood Fund II LLC, Common Interest ‡	Diversified Investment Vehicle	—	41,067	43,144
MCF CLO I LLC, Membership Interests ‡	Diversified Investment Vehicle	38,918	38,918	38,918
MCF CLO I LLC, Class E Notes L+575, 4/20/23 ‡ †	Diversified Investment Vehicle	13,000	12,278	12,273
Slater Mill Loan Fund LP, Common Stock ‡	Diversified Investment Vehicle	8,375	7,119	6,951

TOTAL STRUCTURED PRODUCTS			$172,108	$176,370

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2013

(in thousands, except shares and warrants)

INVESTMENTS IN CONTROLLED INVESTMENTS—26.0%(4)	Industry	Shares	Cost	Fair Value (1)
EQUITY—6.3%
Common Equity/Interests—6.3%
Generation Brands Holdings, Inc. (Quality Home Brands) **	Consumer Products	9,007	—	$432
Generation Brands Holdings, Inc. Series H (Quality Home Brands) **	Consumer Products	7,500	$2,297	360
Generation Brands Holdings, Inc. Series 2L (Quality Home Brands) **	Consumer Products	36,700	11,242	1,760
LVI Parent Corp. (LVI Services, Inc.) **	Environmental & Facilities Services	14,981	16,096	30,575
Merx Aviation Finance Holdings, LLC **	Aviation	—	33,820	33,820
Playpower Holdings Inc. **	Leisure Equipment	1,000	77,722	38,157

Total Common Equity/Interests			$141,177	$105,104

TOTAL EQUITY			$141,177	$105,104

Total Investments in Controlled Investments			$469,210	$436,092

Total Investments—169.9%(6,7)			$3,019,301	$2,850,399
Liabilities in Excess of Other Assets—(69.9%)				(1,173,010)

Net Assets—100.0%				$1,677,389

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2013

(in thousands)

(1)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2).
(2)	Denominated in foreign currency as indicated.
(3)	The Company is the sole Limited Partner in GS Prysmian Co-Invest L.P.
(4)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the fiscal year ended March 31, 2013 in these Controlled investments are as follows:

Name of Issuer	Fair Value at March 31, 2012	Gross Additions	Gross Reductions	Interest/Dividend/ Other Income	Fair Value at March 31, 2013
Merx Aviation Finance Holdings, LLC, 12.00%, 1/09/21	N/A	$92,000	$—	$2,480	$92,000
Merx Aviation Finance Holdings, LLC, 12.00%, 2/01/21	N/A	5,303	—	103	5,303
Merx Aviation Finance Holdings, LLC, 12.00% 3/28/21	N/A	4,684	—	6	4,684
LVI Services, Inc.,12.50%, 03/06/2018	N/A	9,800	—	916	10,000
Playpower Holdings, Inc., 14.00% PIK	$21,576	3,155	—	3,154	24,173
Playpower, Inc., 12.50% PIK	16,960	2,250	—	2,469	18,458
AIC Credit Opportunity Fund LLC Common Equity	56,034	575	(18,466)	7,422	50,696
Highbridge Loan, Ltd., Preference Shares ** ‡	N/A	4,410	—	—	6,174
Jamestown CLO I LTD, Subordinated Notes, 11/5/24 ‡ †	N/A	14,020	—	34	13,568
Jamestown CLO I LTD, Class D L+550, 11/05/24 ‡ †	N/A	3,364	—	101	3,537
Jamestown CLO I LTD, Class C L+400, 11/05/24 ‡ †	N/A	1,021	—	23	1,109
Kirkwood Fund II LLC, Common Interest ‡	N/A	41,067	—	—	43,144
MCF CLO I LLC, Membership Interests ‡	N/A	40,385	(1,467)	5,896	38,918
MCF CLO I LLC, Class E Notes L+575, 4/20/23 ‡ †	N/A	12,273	—	84	12,273
Slater Mill Loan Fund LP, Common Stock ‡	N/A	7,370	(251)	929	6,951
Generation Brands Holdings, Inc. (Quality Home Brands) Common Equity	130	—	—	—	432
Generation Brands Holdings, Inc. (Quality Home Brands) Series H Common Equity	1,300	—	—	—	360
Generation Brands Holdings, Inc. (Quality Home Brands) Series 2L Common Equity	7,793	—	—	—	1,760
LVI Parent Corp. Common Equity	21,504	—	—	—	30,575
Merx Aviation Finance Holdings, LLC Equity Interest	N/A	33,820	—	—	33,820
Playpower Holdings Inc. Common Equity	61,111	—	—	—	38,157

	$186,408	$275,497	$(20,184)	$23,617	$436,092

As of March 31, 2013, the Company has a 100%, 32%, 32%, 100%, 100%, 32%, 31%, 98%, 97%, and 26% equity ownership interest in AIC Credit Opportunity Fund LLC, Generation Brands Holdings, Inc., LVI Parent Corp., Playpower Holdings Inc., Merx Aviation Financing Holdings LLC, Highbridge Loan, Ltd, Jamestown CLO I Ltd, Kirkwood Fund II LLC, MCF CLO I LLC, and Slater Mill Loan Fund LP, respectively.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2013

(in thousands)

(5)	See Note 6.
(6)	Aggregate gross unrealized appreciation for federal income tax purposes is $127,303; aggregate gross unrealized depreciation for federal income tax purposes is $396,790. Net unrealized depreciation is $269,487 based on a tax cost of $3,119,886.
(7)	Substantially all securities are pledged as collateral to our multicurrency revolving credit facility (the “Facility”). As such these securities are not available as collateral to our general creditors.
♦	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
*	Denominated in USD unless otherwise noted.
**	Non-income producing security
***	Non-accrual status (see Note 2d)

†	Denotes debt securities where the Company owns multiple tranches of the same broad asset type but whose security characteristics differ. Such differences may include level of subordination, call protection and pricing, and differing interest rate characteristics, among other factors. Such factors are usually considered in the determination of fair values.
‡	Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act are subject to change. The Company monitors the status of these assets on an ongoing basis.
×	Denotes a “when issued” security that settled after March 31, 2013.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2013
Diversified Service	10.4%
Healthcare	10.2%
Business Services	9.8%
Financial Services	7.0%
Diversified Investment Vehicle	6.5%
Packaging	5.1%
Aviation	4.8%
Transportation	4.6%
Environmental & Facilities Services	4.0%
Energy	3.9%
Education	3.7%
Distribution	3.3%
Leisure Equipment	2.8%
Broadcasting & Entertainment	2.8%
Manufacturing	2.5%
Electronics	2.3%
Telecommunications	1.9%
Grocery	1.9%
Consumer Products	1.8%
Insurance	1.6%
Printing & Publishing	1.6%
Power	1.4%
Chemicals	1.4%
Retail	1.3%
Utilities	1.3%
Homebuilding	0.7%
Oil and Gas	0.5%
Media	0.5%
Consulting Services	0.2%
Precious Metals and Minerals	0.2%

Total Investments	100.0%

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited)

(in thousands except share and per share amounts)

Note 1. Organization

Apollo Investment Corporation (“Apollo Investment”, the “Company”, “AIC”, “we”, “us”, or “our”), a Maryland corporation organized on February 2, 2004, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). Our investment objective is to generate current income and capital appreciation. We invest primarily in various forms of debt investments, including secured and unsecured loan investments and/or equity in private middle-market companies. We may also invest in the securities of public companies and structured products such as collateralized loan obligations. Our portfolio is comprised primarily of investments in debt, including secured and unsecured debt of private-middle market companies that, in the case of senior secured loans, generally are not broadly syndicated and whose aggregate tranche size is typically less than $250 million. Our portfolio also includes equity interests such as common stock, preferred stock, warrants or options.

Apollo Investment commenced operations on April 8, 2004 receiving net proceeds of $870,000 from its initial public offering by selling 62 million shares of common stock at a price of $15.00 per share. Since then, and through June 30, 2013, we have raised approximately $2.1 billion in net proceeds from additional offerings of common stock.

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

Interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 or 10 of Regulation S-X, as appropriate. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair statement of financial statements for the interim period, have been included. These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended March 31, 2013. Certain industries were reclassified on the Schedule of Investments for March 31, 2013 to conform to the current period presentation. Certain amounts have been reclassified on the Statement of Operations and the Statement of Changes in Net Assets to conform to the current period presentation.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the quarter ended June 30, 2013, there has been no change to the Company’s valuation techniques and related inputs considered in the valuation process.

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

(d) The Company records interest and dividend income, adjusted for amortization of premium and accretion of discount, on an accrual basis. Some of our loans and other investments, including certain preferred equity investments, may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends computed at the contractual rate are accrued into income and reflected as receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. At the point the Company believes PIK is not expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are reversed from the related receivable through interest or dividend income, respectively. The Company does not reverse previously capitalized PIK interest or dividends. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if the Company believes that PIK is expected to be realized. For the three months ended June 30, 2013, accrued PIK totaled $6,429 on total investment income of $96,673. Loan origination fees, original issue discount, and market discounts are capitalized and amortized into income using the interest method or straight-line, as applicable. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and other investments as interest income when we receive such amounts. Structuring and other lending related fees are recorded as other income when earned. Investments that are expected to pay regularly scheduled interest and/or dividends in cash are generally placed on non-accrual status when principal or interest/dividend cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest/dividend cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest or dividends are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining interest or dividend obligations. Interest or dividend cash payments received on non-accrual designated investments may be recognized as income or applied to principal depending upon management’s judgment.

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

(i) In accordance with Regulation S-X, the Company generally will not consolidate its interest in any company other than in investment company subsidiaries and controlled operating companies substantially all of whose business consists of providing services to the Company. Consequently, the Company has not consolidated special purpose entities through which the special purpose entity acquired and holds investments subject to financing with third parties. At June 30, 2013, the Company did not have any subsidiaries or controlled operating companies that were consolidated. See additional information within note 6.

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

(m) The Company records expenses related to shelf filings and applicable offering costs as deferred financing costs in the Statement of Assets and Liabilities. These expenses are charged as a reduction of capital upon utilization, in accordance with ASC 946-20-25.

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

(o) The Company records as dividend income the accretable yield from its beneficial interests in structured products such as CLOs based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. Such assumptions include the rate and timing of principal and interest receipts (which may be subject to prepayments and defaults). These assumptions are updated on at least a quarterly basis to reflect changes related to a particular security, actual historical data, and market changes.

(p) The Company has investments in derivative instruments. The derivative instruments are marked-to-market with changes in fair value reflected in net unrealized appreciation/depreciation during the reporting

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

period. The accrual of periodic interest settlements is recorded in net unrealized appreciation/depreciation and subsequently recorded as net realized gain or loss on the interest settlement date.

Recent Accounting Pronouncements

In June 2013, the FASB issued guidance to change the assessment of whether an entity is an investment company by developing a new two-tiered approach that requires an entity to possess certain fundamental characteristics while allowing judgment in assessing certain typical characteristics. The fundamental characteristics that an investment company is required to have include the following: (1) it obtains funds from one or more investors and provides the investor(s) with investment management services; (2) it commits to its investor(s) that its business purpose and only substantive activities are investing the funds solely for returns from capital appreciation, investment income or both; and (3) it does not obtain returns or benefits from an investee or its affiliates that are not normally attributable to ownership interests. The typical characteristics of an investment company that an entity should consider before concluding whether it is an investment company include the following: (1) it has more than one investment; (2) it has more than one investor; (3) it has investors that are not related parties of the parent or the investment manager; (4) it has ownership interests in the form of equity or partnership interests; and (5) it manages substantially all of its investments on a fair value basis. The new approach requires an entity to assess all of the characteristics of an investment company and consider its purpose and design to determine whether it is an investment company. The guidance includes disclosure requirements about an entity’s status as an investment company and financial support provided or contractually required to be provided by an investment company to its investees. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2013. Earlier application is prohibited. The Company is in the process of evaluating the impact that this guidance will have on its consolidated financial statements, but does not believe that this guidance will have a material impact on the Company’s financial statements.

Note 3. Agreements

The Company has an Investment Advisory and Management Agreement (the “Investment Advisory Agreement”) with Apollo Investment Management, L.P. (the “Investment Adviser” or “AIM”), under which the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of, and provides investment advisory services to the Company. For providing these services, the Investment Adviser receives a fee from the Company, consisting of two components—a base management fee and a performance-based incentive fee. The base management fee is determined by taking the average value of our gross assets, net of payable for cash equivalents purchased at the end of the two most recently completed calendar quarters calculated at an annual rate of 2.00%. The incentive fee has two parts, as follows: one part is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under an administration agreement (the “Administration Agreement”) between the Company and Apollo Investment Administration, LLC (the “Administrator”), and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income does not include any realized capital gains computed net of all realized capital losses and unrealized capital depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the rate of 1.75% per quarter (7% annualized). Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 2% base management fee. For the time

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

period between April 2, 2012 and March 31, 2014, AIM has agreed to voluntarily waive the management and incentive fees associated with the incremental common shares issued on April 2, 2012 and May 20, 2013.

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

The accrual of this theoretical capital gains incentive fee assumes all unrealized capital appreciation and depreciation is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no such accrual for the three months ended June 30, 2013 and 2012. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (“Advisers Act”) or the Investment Advisory Agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the Investment Advisory Agreement which specifically excludes consideration of unrealized capital appreciation.

For the time period between April 1, 2012 and March 31, 2014, AIM will not be paid the portion of the performance-based incentive fee that is attributable to deferred interest, such as PIK, until the Company receives such interest in cash. The accrual of incentive fees shall be reversed if such interest is reversed in connection with any write off or similar treatment of the investment. Upon payment of the deferred incentive fee, AIM will also receive interest on the deferred interest for the period between the date in which the incentive fee is earned and the date of payment.

For the three months ended June 30, 2013, the Company expensed $14,757 in base management fees and $12,449 in performance-based incentive fees. For the three months ended June 30, 2012, the Company expensed $13,820 in base management fees and $9,516 in performance-based incentive fees. For the three months ended June 30, 2013 and June 30, 2012, total management fees waived were $1,074 and $394, respectively. For the three months ended June 30, 2013 and 2012, total incentive fees waived were $900 and $271, respectively. The amount of the deferred incentive fees for the three months ended June 30, 2013 and 2012 is $1,193 and $831, respectively. The unpaid deferred fee balance included in the management and performance-based incentive fees payable line of the Statement of Assets and Liabilities at June 30, 2013 and March 31, 2013 is $5,061 and $3,935, respectively.

The Company has also entered into an Administration Agreement with the Administrator under which the Administrator provides administrative services for the Company. For providing these services, facilities and

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

personnel, the Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator and requested to be reimbursed for performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of its chief financial officer and chief compliance officer and their respective staffs. The Administrator will also provide, on our behalf, managerial assistance to those portfolio companies to which the Company is required to provide such assistance. For the three months ended June 30, 2013 and June 30, 2012, the Company recognized expenses under the Administration Agreement of $1,097, and $750, respectively.

Note 4. Net Asset Value Per Share

At June 30, 2013, the Company’s net assets and net asset value per share were $1,833,168 and $8.16, respectively. This compares to net assets and net asset value per share at March 31, 2013 of $1,677,389 and $8.27, respectively.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share, pursuant to ASC 260-10, for the three months ended June 30, 2013 and June 30, 2012, respectively:

	Three months ended June 30,
	2013		2012
Earnings per share—basic
Numerator for increase (decrease) in net assets per share:	$18,804		$(11,642)
Denominator for basic weighted average shares:	212,975,966		202,827,088
Basic earnings (loss) per share:	0.09		(0.06)

Earnings per share—diluted
Numerator for increase (decrease) in net assets per share:	$18,804		$(11,642)
Adjustment for interest on convertible notes and for incentive fees, net:	3,895		2,594

Numerator for increase (decrease) in net assets per share, as adjusted:	$22,699		$(9,048)
Denominator for weighted average shares, as adjusted for dilutive effect of convertible notes:	227,524,066		217,375,188
Diluted earnings (loss) per share:	0.09	*	(0.06)*

*	In applying the if-converted method, conversion shall not be assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. For the three months ended June 30, 2013 and June 30, 2012, anti-dilution would total $0.01 and $0.02, respectively.

Note 6. Investments

AIC Credit Opportunity Fund LLC—We own all of the common member interests in AIC Credit Opportunity Fund LLC (“AIC Holdco”). AIC Holdco was formed for the purpose of holding various financed investments. AIC Holdco wholly owned three special purpose entities, each of which in 2008 acquired directly or indirectly an investment in a particular security from an unaffiliated entity that provided leverage for the investment as part of the sale. During the quarter ended June 30, 2013, one of the entities was dissolved so that at June 30, 2013, AIC Holdco wholly owns two special purpose entities. Each of these transactions is described in more detail below together with summary financial information.

In the first of these investments, in June 2008 we invested through AIC Holdco $39,500 in AIC (FDC) Holdings LLC (“Apollo FDC”). Apollo FDC used the proceeds to purchase a Junior Profit-Participating Note due 2013 in

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

principal amount of $39,500 (the “Junior Note”) issued by Apollo I Trust (the “Trust”). The Trust also issued a Senior Floating Rate Note due 2013 (the “Senior Note”) to an unaffiliated third party in principal amount of $39,500 paying interest at the London Interbank Offered Rate (“LIBOR”) plus 1.50%, increasing over time to LIBOR plus 2.0%. The Trust used the aggregate $79,000 proceeds to acquire $100,000 face value of a senior subordinated loan of First Data Corporation (the “FDC Loan”) due 2016. The FDC Loan pays interest at 11.25% per year. The Junior Note of the Trust owned by Apollo FDC pays to Apollo FDC all of the interest and other proceeds received by the Trust on the FDC Loan after satisfying the Trust’s obligations on the Senior Note. The holder of the Senior Note has no recourse to Apollo FDC, AIC Holdco or us with respect to any interest on, or principal of, the Senior Note. However, if the value of the FDC Loan held by the Trust declines sufficiently, the investment would be unwound unless Apollo FDC posts additional collateral for the benefit of the Senior Note. During the fiscal year ended March 31, 2012, we sold $47,145 face value of the FDC Loan. During the quarter ended June 30, 2013, we unwound the transaction by investing $20,386 into the Trust which then repaid the Senior Note. Subsequent to the repayment of the Senior Note, $10,993 of face value of the FDC Loan was prepaid by First Data Corporation resulting in a distribution of $11,556 to the Company. Prior to June 30, 2013, the remaining FDC Loan, which consisted of $41,862 of face value, was transferred to the Company at an accreted cost of $38,728 with a fair value of $40,397 on the transfer date and the Trust was closed. As a result of this transaction, as of June 30, 2013, Apollo FDC holds no investments.

In the second of these investments, in June 2008 we invested through AIC Holdco $11,375 in AIC (TXU) Holdings LLC (“Apollo TXU”). Apollo TXU acquired exposure to $50,000 notional amount of a LIBOR plus 3.5% senior secured delayed draw term loan of Texas Competitive Electric Holdings (“TXU”) due 2014 through a non-recourse total return swap (the “TRS”) with an unaffiliated third party expiring on October 10, 2013. Pursuant to such delayed draw term loan, Apollo TXU pays an unaffiliated third-party interest at LIBOR plus 1.5% and generally receives all proceeds due under the delayed draw term loan of TXU (the “TXU Term Loan”). Like Apollo FDC, Apollo TXU is entitled to 100% of any realized appreciation in the TXU Term Loan and, since the TRS is a non-recourse arrangement, Apollo TXU is exposed only up to the amount of its investment in the TRS, plus any additional margin we decide to post, if any, during the term of the financing. The TRS does not constitute a senior security or a borrowing of Apollo TXU. In connection with the amendment and extension of the TXU Term Loan in April 2011, for which Apollo TXU received a consent fee along with an increase in the rate of the TXU Term Loan to LIBOR plus 4.5%, Apollo TXU extended its TRS to 2016 at a rate of LIBOR plus 2.0%. As of June 30, 2013, Apollo TXU’s notional exposure to the TXU term loan is $47,471.

In the third of these investments, in September 2008 we invested through AIC Holdco $10,022 in AIC (Boots) Holdings, LLC (“Apollo Boots”). Apollo Boots acquired €23,383 and £12,465 principal amount of senior term loans of AB Acquisitions Topco 2 Limited, a holding company for the Alliance Boots group of companies (the “Boots Term Loans”), out of the proceeds of our investment and a multicurrency $40,876 equivalent non-recourse loan to Apollo Boots (the “Acquisition Loan”) by an unaffiliated third party that was scheduled to mature in September 2013 and paid interest at LIBOR plus 1.25% or, in certain cases, the higher of the Federal Funds Rate plus 0.50% or the lender’s prime-rate. The Boots Term Loans paid interest at the rate of LIBOR plus 3% per year and are scheduled to mature in June 2015. During the fiscal year ended March 31, 2013, Apollo Boots sold the entire position of the Boots Term Loans in the amount of €23,383 and £12,465 of principal. At March 31, 2013, Apollo Boots held no investments. During the quarter ended June 30, 2013 Apollo Boots was dissolved.

We do not consolidate AIC Holdco or its wholly owned subsidiaries and accordingly only the value of our investment in AIC Holdco is included on our statement of assets and liabilities. Our investment in AIC Holdco is valued in accordance with our normal valuation procedures and is based on the values of the underlying assets held by each of Apollo FDC and Apollo TXU net of associated liabilities.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

The Senior Note and TRS are non-recourse to AIC Holdco, its subsidiaries and us and have standard events of default including failure to pay contractual amounts when due and failure by each of the underlying Apollo special purpose entities to provide additional credit support, sell assets or prepay a portion of its obligations if the value of the FDC Term Loan, or the TXU Term Loan, as applicable, declines below specified levels. We may unwind any of these transactions at any time without penalty. From time to time we may provide additional capital to AIC Holdco for purposes of reserving for or funding margin calls under one or more of the transactions described above among other reasons. The TRS is a performing asset as of the date of these financial statements.

Below is summarized financial information for AIC Holdco as of June 30, 2013 and March 31, 2013 and for the three months ended June 30, 2013 and 2012.

	June 30, 2013 (unaudited)	March 31, 2013
Assets
Cash	$20	$10
Apollo FDC(1)	—	32,981
Apollo TXU(2)	26,641	26,641
Other Assets	—	2,702

Total Assets	$26,661	$62,334

Liabilities
Apollo FDC(3)	$—	$—
Apollo TXU(4)	9,322	8,936
Other Liabilities	—	2,702

Total Liabilities	$9,322	$11,638

Net Assets
Apollo FDC	$—	$32,981
Apollo TXU	17,319	17,705
Other	20	10

Total Net Assets	$17,339	$50,696

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

	Three months ended June 30, 2013 (unaudited)	Three months ended June 30, 2012 (unaudited)
Net Operating Income (Loss)
Apollo FDC(5)	$1,559	$—
Apollo TXU(5)	329	344
Apollo Boots(5)	8	274
Other	10	(5)

Total Operating Income	$1,906	$613

Net Realized Gain (Loss)
Apollo FDC	$9,634	$—
Apollo Boots	—	(439)

Total Net Realized Gain (Loss)	$9,634	$(439)

Net Change in Unrealized Appreciation / Depreciation
Apollo FDC	$(11,509)	$1,894
Apollo TXU	(386)	1,867
Apollo Boots	—	727

Total Net Change in Unrealized Appreciation / Depreciation	$(11,895)	$4,488

Net Income (Loss)(6)
Apollo FDC	$(316)	$1,894
Apollo TXU	(57)	2,211
Apollo Boots	8	562
Other	10	(5)

Total Net Income (Loss)	$(355)	$4,662

(1)	Represents fair value of the Junior Note held by Apollo FDC with a cost of $21,472 as of March 31, 2013. The Junior Note was repaid by transferring the proceeds from the prepayment by First Data Corporation and by transferring the residual FDC Note to the Company during the quarter ended June 30, 2013 at accreted cost.
(2)	Represents fair value of collateral posted in relation to the TRS held by Apollo TXU. Cost: $26,641 and $26,641 at June 30, 2013 and March 31, 2013, respectively.
(3)	Apollo FDC’s interest was subject to a senior note of a separate entity of $20,283 at March 31, 2013, however, Apollo FDC had no liability for such senior note. The senior note was repaid during the quarter ended June 30, 2013.
(4)	Represents liability on the TRS held by Apollo TXU.
(5)	In the case of Apollo FDC, net operating income consists of interest income on the Junior Note less interest paid on the senior note together with immaterial administrative expenses. In the case of Apollo TXU, net operating income consists of net payments from (to) the swap counterparty of Apollo TXU’s obligation to pay interest and its right to receive the proceeds in respect of the reference asset, together with immaterial administrative expenses. In the case of AIC Boots, net operating income consists of interest income on the Boots Term Loans, less interest payments on the Acquisition Loan together with immaterial administrative expenses. There are no management or incentive fees.
(6)	Net income is the sum of operating income, realized gain (loss) and net change in unrealized appreciation / depreciation.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Investments and derivatives for the Company

Investments and derivatives for the Company consisted of the following as of June 30, 2013 and March 31, 2013:

	June 30, 2013		March 31, 2013
	Cost	Fair Value	Cost	Fair Value
Secured Debt	$1,462,861	$1,440,691	$1,334,690	$1,260,881
Unsecured Debt	1,221,561	1,195,039	1,261,687	1,220,120
Structured Products	192,833	182,362	179,475	185,995
Preferred Equity	40,319	12,794	40,221	11,550
Common Equity/Interests	224,964	196,462	200,518	162,580
Warrants	8,938	12,433	2,710	9,273
Derivatives, net	(4,156)	2,699	—	—

Total	$3,147,320	$3,042,480	$3,019,301	$2,850,399

At June 30, 2013, our investments and derivatives that were measured at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurement at Reporting Date Using:
Description	June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Secured Debt	$1,440,691	$—	$769,200	$671,491
Unsecured Debt	1,195,039	—	704,229	490,810
Structured Products	182,362	—	—	182,362
Preferred Equity	12,794	—	—	12,794
Common Equity/Interests	196,462	—	—	196,462
Warrants	12,433	—	—	12,433
Derivatives, net	2,699	—	2,699	—

Total	$3,042,480	$—	$1,476,128	$1,566,352

At March 31, 2013, our investments were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurement at Reporting Date Using:
Description	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Secured Debt	$1,260,881	$—	$620,072	$640,809
Unsecured Debt	1,220,120	—	589,073	631,047
Structured Products	185,995	—	—	185,995
Preferred Equity	11,550	—	—	11,550
Common Equity/Interests	162,580	—	—	162,580
Warrants	9,273	—	—	9,273

Total	$2,850,399	$—	$1,209,145	$1,641,254

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

The following chart shows the components of change in our investments categorized as Level 3 for the three months ended June 30, 2013:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)*
	Secured Debt	Unsecured Debt	Structured Products	Preferred Equity	Common Equity/ Interests	Warrants	Total
Beginning Balance, March 31, 2013	$640,809	$631,047	$185,995	$11,550	$162,580	$9,273	$1,641,254
Total realized gains (losses) included in earnings	(23,089)	(39,126)	7,966	—	—	—	(54,249)
Total change in unrealized depreciation / appreciation included in earnings	17,302	36,239	(16,992)	1,147	9,436	(3,068)	44,064
Net amortization on investments	1,174	1,721	55	—	—	—	2,950
Purchases, including capitalized PIK	202,340	77,449	61,231	97	28,441	6,228	375,786
Sales	(179,630)	(95,817)	(17,165)	—	(3,995)	—	(296,607)
Transfers out of Level 3 (1)	(55,946)	(120,703)	(38,728)	—	—	—	(215,377)
Transfers into Level 3 (1)	68,531	—	—	—	—	—	68,531

Ending Balance, June 30, 2013	$671,491	$490,810	$182,362	$12,794	$196,462	$12,433	$1,566,352

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized depreciation / appreciation relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized depreciation / appreciation on investments in our Statement of Operations.	$(4,765)	$(2,442)	$(16,991)	$1,146	$9,438	$(3,067)	$(16,681)

(1)	Investments were transferred in and out of Level 3 and in and out of Level 2 due to changes in the quantity and quality of information obtained to support the fair value of each investment as assessed by the Adviser. Transfers are assumed to have occurred at the end of the period. There were no transfers between Level 1 and Level 2 fair value measurements during the period shown.
*	Pursuant to fair value measurement and disclosure guidance, the Company currently categorizes investments by class as shown above.

Accumulated PIK income activity for the three months ended June 30, 2013:

Three Months Ended June 30, 2013
PIK balance at beginning of period	$45,658
Gross PIK income capitalized	12,098
Adjustments due to investment exits	(26)
PIK income received in cash	(818)

PIK balance at end of period	$56,912

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

The following chart shows the components of change in our investments categorized as Level 3 for the three months ended June 30, 2012:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)*
	Secured Debt	Unsecured Debt	Structured Products	Preferred Equity	Common Equity/ Interests	Warrants	Total
Beginning Balance, March 31, 2012	$864,485	$1,520,152	$63,725	$34,648	$184,341	$9,729	$2,677,080
Total realized gains (losses) included in earnings	980	(19,317)	—	—	51	—	(18,286)
Total change in unrealized depreciation / appreciation included in earnings	(6,732)	(10,138)	3,998	(4,018)	(24,368)	1,866	(39,392)
Net amortization on investments	1,168	5,536	71	48	—	—	6,823
Purchases, including capitalized PIK	70,268	88,796	48,330	970	—	—	208,364
Sales	(56,089)	(196,865)	—	—	(2,051)	—	(255,005)

Ending Balance, June 30, 2012	$874,080	$1,388,164	$116,124	$31,648	$157,973	$11,595	$2,579,584

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized depreciation / appreciation relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized depreciation / appreciation on investments in our Statement of Operations.	$(957)	$(23,644)	$4,008	$(4,018)	$(23,327)	$1,865	$(46,073)

*	Pursuant to fair value measurement and disclosure guidance, the Company currently categorizes investments by class as shown above.

Accumulated PIK interest activity for the three months ended June 30, 2012:

Fiscal Year End June 30, 2012
PIK balance at beginning of period	$32,963
Gross PIK income capitalized	9,751
Adjustments due to investment exits	—
PIK income received in cash	(937)

PIK balance at end of period	$41,777

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

The following tables summarize the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 3 as of June 30, 2013 and March 31, 2013. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provides information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of June 30, 2013	Valuation Techniques/ Methodologies	Unobservable Input	Range (Weighted Average)
Secured Debt	$33,117	Market Comparable	Comparable Multiple	5.8x – 5.8x (5.8x)
	409,532	Yield Analysis	Discount Rate	9.5% – 27.5% (13.9%)

Unsecured Debt	25,620	Discount to Call	Discount Rate	1.5% – 1.5% (1.5%)
	408,275	Yield Analysis	Discount Rate	10.3% – 23.0% (13.4%)

Structured Products	129,733	Discounted Cash Flow	Discount Rate	9.0% – 19.0% (13.7%)
	17,339	Net Asset Value	Underlying Assets / Liabilities	n/a

Preferred Equity	12,794	Market Comparable Approach	Comparable Multiple	2.0x – 10.0x (5.5x)

Common Equity / Interests	187,953	Market Comparable Approach	Comparable Multiple	1.0x – 10.8x (5.6x)
	6,950	Other	Illiquidity / Restrictive Discount	7.0% – 7.0% (7.0%)
	1,187	Yield Analysis	Discount Rate	20.0% – 30.0% (26.5%)

Warrants	9,858	Market Comparable Approach	Comparable Multiple	2.2x – 6.3x (4.8x)

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of March 31, 2013	Valuation Techniques/ Methodologies	Unobservable Input	Range (Weighted Average)
Secured Debt	$32,952	Market Comparable Approach	Comparable Multiple	6.0x – 6.0x (6.0x)
	422,766	Yield Analysis	Discount Rate	8.0% – 18.0% (12.1%)

Unsecured Debt	504,263	Yield Analysis	Discount Rate	10.1% – 25.0% (13.8%)

Structured Products	43,144	Discounted Cash Flow	Discount Rate	13.0% – 13.0% (13.0%)
	6,174	Recent Transactions	Recent Transactions	n/a
	50,697	Net Asset Value	Underlying Assets / Liabilities	n/a

Preferred Equity	11,550	Market Comparable Approach	Comparable Multiple	4.3x – 10.4x (6.5x)

Common Equity / Interests	33,911	Discounted Cash Flow	Discount Rate	8.0% – 12.5% (12.5%)
	123,081	Market Comparable Approach	Comparable Multiple	2.0x – 10.8x (8.0x)
	123	Net Asset Value	Underlying Assets / Liabilities	n/a
	146	Yield Analysis	Discount Rate	20.0% – 20.0% (20.0%)
	5,319	Other	Illiquidity / Restrictive discount	7.0% – 7.0% (7.0%)

Warrants	7,432	Market Comparable Approach	Comparable Multiple	4.3x – 5.9x (5.4x)
	1,841	Other	Illiquidity / Restrictive discount	20.0% – 20.0% (20.0%)

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

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Note 7. Derivative Instruments

Derivative Assets (Liabilities), at Fair Value

We entered into interest rate swap and interest rate cap agreements to manage interest rate risk associated with certain of our structured product investments. We do not hold or issue derivative contracts for speculative purposes. We fair value our derivatives in accordance with the 1940 Act and ASC 820 as determined in good faith by our Board of Directors. The fair value of our derivative agreements is based on an income approach using a discounted cash flow methodology. The significant input to the discounted future cash flow methodology is the forward interest rate yield curve in effect as of the end of the measurement period. All derivative financial instruments are recorded at fair value with changes in value reflected in net unrealized appreciation or depreciation during the reporting period. We record the accrual of periodic interest settlements in net unrealized appreciation/depreciation and subsequently record the cash payments as a net realized gain or loss on the interest settlement date and are classified under operating activities in our consolidated statement of cash flows.

The table below summarizes fair value information about derivative assets and liabilities as of June 30, 2013:

Derivative Instruments	Cost	Fair Value
Interest rate swaps	$—	$10,088
Interest rate caps	(4,156)	(7,389)

Total Derivative Instruments	$(4,156)	$2,699

The following tables detail our derivative agreements outstanding as of June 30, 2013:

Interest Rate Swaps Maturity Date	Notional Amount	Pay Rate	Receive Rate	Fair Value	Maturity (Years)
April 11, 2016	$100,000	0.50%	3 month LIBOR	$596	2.8
April 11, 2018	100,000	0.90%	3 month LIBOR	2,570	4.8
April 11, 2020	67,000	1.38%	3 month LIBOR	2,878	6.8
April 11, 2023	67,000	1.94%	3 month LIBOR	4,044	9.8

Total / Weighted average	$334,000	1.09%		$10,088	5.6

Interest Rate Caps Maturity Date	Notional Amount	Initial Cost	Cap Rate	Pay Rate	Fair Value	Maturity (Years)
July 25, 2016	$100,000	$(185)	2.00%	3 month LIBOR	$(539)	3.1
July 25, 2018	100,000	(847)	3.00%	3 month LIBOR	(1,890)	5.1
July 25, 2020	67,000	(1,099)	4.00%	3 month LIBOR	(1,969)	7.1
July 25, 2023	67,000	(2,025)	4.75%	3 month LIBOR	(2,991)	10.1

Total / Weighted average	$334,000	$(4,156)	3.25%		$(7,389)	5.9

The table below summarizes the effect of derivative instruments on our statement of operations for the three months ended June 30, 2013:

Derivative Instruments	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Total Gain (Loss)
Interest rate swaps	$10,088	$—	$10,088
Interest rate caps	(3,233)	—	(3,233)

Total	$6,855	$—	$6,855

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

The interest income and interest expense on derivatives is shown in the statement of operations within net realized and unrealized gain/loss from investments, cash equivalents and foreign currencies. For purposes of the performance-based incentive fee, interest income and interest expense derived from the derivative instruments are included in the calculation of pre-incentive fee net investment income. The interest income and interest expense on derivatives is excluded from the cumulative realized capital gains and cumulative realized capital losses for purposes of the capital gains incentive fee calculation.

Credit Risk-Related Contingent Features

The use of derivatives creates exposure to counterparty credit risk that may result in potential losses in the event that the counterparties to these instruments fail to perform their obligations under the agreements governing such derivatives. The Company seeks to minimize this risk by limiting the Company’s counterparties to major financial institutions with acceptable credit ratings and monitoring positions with individual counterparties. In addition, the Company may be required under the terms of its derivatives agreements to pledge assets as collateral to secure its obligations under the derivatives. The amount of collateral varies over time based on the mark-to-market value, notional amount and remaining term of the derivatives, and may exceed the amount owed by the Company on a mark-to-market basis. In the event of a default by a counterparty, the Company would be an unsecured creditor to the extent of any such overcollateralization. The cash pledged as collateral under the Company’s derivatives instruments is included in restricted cash on the Statement of Assets and Liabilities.

The International Swaps and Derivatives Association (“ISDA”) Master Agreement that the Company has in place contains customary default provisions including a cross default provision relating to third-party indebtedness in excess of a specified threshold. Following an event of default, the Company could be required to settle its obligations under the ISDA Master Agreement at their termination values. Additionally, under the Company’s ISDA Master Agreement, the Company could be required to settle its obligations under the ISDA Master Agreement at their termination values if the Company fails to maintain certain minimum shareholders’ equity thresholds or if the Company fails to comply with certain specified financial covenants.

Note 8. Offsetting Assets and Liabilities

The Company’s derivative transactions are governed by underlying agreements that generally provide for a right of offset under master netting arrangements (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions. The Company presents its assets and liabilities subject to such arrangements on a net basis in the statement of financial position. The following table presents information about the Company’s derivative positions that are subject to such arrangements and are offset in the statement of assets and liabilities as of June 30, 2013:

Offsetting of Financial Assets and Derivative Assets:

Counterparty	Gross Amounts of Derivative Assets	Gross Amounts of Derivative Liabilities	Net Amounts of Derivative Assets Presented in the Statement of Assets and Liabilities
JP Morgan Chase Bank, N.A.	$10,088	$(7,389)	$2,699

Total	$10,088	$(7,389)	$2,699

The Company had restricted cash of $5.2 million pledged as collateral against these derivative positions with one counterparty as of June 30, 2013.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Note 9. Foreign Currency Transactions and Translations

At June 30, 2013, the Company had outstanding non-USD borrowings on its Senior Secured Facility (as defined herein) denominated in Euros, British Pounds and Canadian Dollars. Unrealized appreciation on these outstanding borrowings is indicated in the table below:

Foreign Currency	Local Currency	Original Borrowing Cost	Current Value	Reset Date	Unrealized Appreciation (Depreciation)
British Pound	£5,300	$8,409	$8,038	07/22/2013	$371
British Pound	£61,000	97,489	92,519	07/31/2013	4,970
Euro	€28,500	38,325	37,046	07/31/2013	1,279
Euro	€15,000	20,021	19,498	07/17/2013	523
Canadian Dollar	$15,500	15,076	14,693	08/19/2013	383
Canadian Dollar	$25,000	24,368	23,698	08/23/2013	670

		$203,688	$195,492		$8,196

At March 31, 2013, the Company had outstanding non-USD borrowings on its Senior Secured Facility (as defined herein) denominated in Euros and British Pounds. Unrealized appreciation on these outstanding borrowings is indicated in the table below:

Foreign Currency	Local Currency	Original Borrowing Cost	Current Value	Reset Date	Unrealized Appreciation (Depreciation)
British Pound	£5,300	$8,409	$8,048	04/19/2013	$361
Euro	€77,000	103,544	98,876	04/30/2013	4,668
British Pound	£62,000	99,087	94,144	04/30/2013	4,943

		$211,040	$201,068		$9,972

Note 10. Expense Offset Arrangement

The Company benefits from an expense offset arrangement with JPMorgan Chase Bank, N.A. (“custodian bank”) whereby the Company earns credits on any uninvested US dollar cash balances held by the custodian bank. These credits are applied by the custodian bank as a reduction of the monthly custody fees charged to the Company. There were no credits earned during the periods ended June 30, 2013 and 2012.

Note 11. Cash Equivalents

The Company held cash equivalents during the year ended March 31, 2013. There were no cash equivalents held as of June 30, 2013 and March 31, 2013.

Note 12. Restricted Cash

At June 30, 2013, the Company held restricted cash in connection with investments in certain derivative instruments. Restricted cash is held in a segregated account with the counterparty broker and is reflected in the Statement of Assets and Liabilities as restricted cash.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Note 13. Repurchase Agreements

The Company may enter into repurchase agreements as part of its investment program. The Company’s custodian bank takes possession of collateral pledged by the counterparty. The collateral is marked-to-market daily to ensure that the value, plus accrued interest, is at least equal to the repurchase price. In the event of default of the obligor to repurchase, the Company has the right to liquidate the collateral and apply the proceeds in satisfaction of the obligation. Under certain circumstances, in the event of default or bankruptcy by the counterparty to the agreement, realization and/or retention of the collateral or proceeds may be subject to legal proceedings. There were no repurchase agreements outstanding at June 30, 2013 or March 31, 2013.

Note 14. Financial Highlights

The following is a schedule of financial highlights for the three months ended June 30, 2013 and the year ended March 31, 2013:

	Three months ended June 30, 2013 (unaudited)	Fiscal year ended March 31, 2013
Per Share Data:
Net asset value, beginning of period	$8.27	$8.55

Net investment income	0.25	0.83	***
Net realized and unrealized loss	(0.16)	(0.31	)***

Net increase/(decrease) in net assets resulting from operations	0.09	0.51	***
Dividends to stockholders from net investment income (1)	(0.20)	(0.79)
Distribution of return of capital	—	(0.01)
Effect of anti-dilution (dilution)	— *	—	*
Offering costs	— *	—	*

Net asset value at end of period	$8.16	$8.27

Per share market price at end of period	$7.74	$8.36

Total return (2)	(5.07)%	28.24%

Shares outstanding at end of period	224,741,351	202,891,351

Ratio/Supplemental Data:
Net assets at end of period (in millions)	$1,833.2	$1,677.4

Ratio of net investment income to average net assets (3)	11.93%	9.87%

Ratio of operating expenses to average net assets (3)	6.48%**	6.28%
Ratio of interest and other debt expenses to average net assets (3)	3.61%	3.43%

Ratio of total expenses to average net assets	10.09%**	9.71%

Average debt outstanding	$1,181,527	$1,036,780

Average debt per share	$5.55	$5.11

Portfolio turnover ratio	20.0%	49.9%

(1)	Per share amounts reflect total dividends paid per share for the respective periods.
(2)	Total return is not annualized and is based on the change in market price per share during the respective periods. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.
(3)	Annualized

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

*	Represents less than one cent per average share.
**	The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is shown net of all voluntary management and incentive fee waivers (see note 3). The ratio of annualized operating expenses to average net assets and the ratio of annualized total expenses to average net assets would be 7.00% and 3.61%, respectively, without the voluntary fee waivers.
***	Represent rounded numbers.

Information about our senior securities is shown in the following table as of each year ended March 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Estimated Market Value (4)
Senior Secured Facility
Fiscal 2014 (through June 30, 2013)	$355,491	$830	$—	$360,041
Fiscal 2013	536,067	1,137	—	551,097
Fiscal 2012	539,337	1,427	—	N/A
Fiscal 2011	628,443	1,707	—	N/A
Fiscal 2010	1,060,616	2,671	—	N/A
Fiscal 2009	1,057,601	2,320	—	N/A
Fiscal 2008	1,639,122	2,158	—	N/A
Fiscal 2007	492,312	4,757	—	N/A
Fiscal 2006	323,852	4,798	—	N/A
Fiscal 2005	—	—	—	N/A
Senior Secured Notes
Fiscal 2014 (through June 30, 2013)	$270,000	$631	$—	$278,762
Fiscal 2013	270,000	572	—	282,173
Fiscal 2012	270,000	714	—	N/A
Fiscal 2011	225,000	611	—	N/A
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
Fiscal 2005	—	—	—	N/A
2042 Notes
Fiscal 2014 (through June 30, 2013)	$150,000	$350	$—	$145,320
Fiscal 2013	150,000	318	—	148,920
Fiscal 2012	—	—	—	N/A
Fiscal 2011	—	—	—	N/A
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
Fiscal 2005	—	—	—	N/A

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Estimated Market Value (4)
2043 Notes
Fiscal 2014 (through June 30, 2013)	$150,000	$350	$—	$147,900
Fiscal 2013	—	—	—	N/A
Fiscal 2012	—	—	—	N/A
Fiscal 2011	—	—	—	N/A
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
Fiscal 2005	—	—	—	N/A
Convertible Notes
Fiscal 2014 (through June 30, 2013)	$200,000	$467	$—	$212,500
Fiscal 2013	200,000	424	—	212,000
Fiscal 2012	200,000	529	—	N/A
Fiscal 2011	200,000	544	—	N/A
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
Fiscal 2005	—	—	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for each class of securities representing indebtedness is calculated as our consolidated total assets, less all liabilities other than indebtedness, divided by each security representing indebtedness. This asset coverage ratio is multiplied by $1 to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit was divided based on the amount outstanding at the end of the period for each.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	The estimated market value was determined based on market quotations as of period-end, if available, or by utilizing a market approach using comparable yields of similar securities.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Note 15. Debt

The Company’s outstanding debt obligations as of June 30, 2013 were as follows:

	June 30, 2013
Amounts in ‘000s	Date Issued / Amended	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Final Maturity Date
Senior Secured Facility	2012	$1,140,000	$355,491	2016
Senior Secured Notes	2010	225,000	225,000	2015
Senior Secured Notes (Series A)	2011	29,000	29,000	2016
Senior Secured Notes (Series B)	2011	16,000	16,000	2018
2042 Notes	2012	150,000	150,000	2042
2043 Notes	2013	150,000	150,000	2043
Convertible Notes	2011	200,000	200,000	2016

Total Debt Obligations		$1,910,000	$1,125,491

Senior Secured Facility

On May 23, 2012, the Company amended and restated its senior secured, multi-currency, revolving credit facility (the “Senior Secured Facility”). The Senior Secured Facility extends the lenders’ commitments totaling approximately $1.14 billion through May, 2015, and allows the Company to seek additional commitments from new and existing lenders in the future, up to an aggregate facility size not to exceed $1.71 billion. The Senior Secured Facility is secured by substantially all of the assets in Apollo Investment’s portfolio, including cash and cash equivalents. The final maturity date of the Senior Secured Facility is May 23, 2016. Commencing June 23, 2015, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the Senior Secured Facility as of May 23, 2015. Pricing for Alternate Base Rate (ABR) borrowings will be 125 basis points over the applicable Prime Rate and pricing for eurocurrency borrowings will be 225 basis points over the LIBOR Rate. Terms used in the foregoing sentence have the meanings set forth in the Senior Secured Facility. The Senior Secured Facility contains affirmative and restrictive covenants, including: (a) periodic financial reporting requirements, (b) maintaining minimum stockholders’ equity of the greater of (i) 40% of the total assets of Apollo Investment and its consolidated subsidiaries as at the last day of any fiscal quarter and (ii) the sum of (A) $800,000 plus (B) 25% of the net proceeds from the sale of equity interests in Apollo Investment after the closing date of the Senior Secured Facility, (c) maintaining a ratio of total assets, less total liabilities (other than indebtedness) to total indebtedness, in each case of Apollo Investment and its consolidated subsidiaries, of not less than 2.0:1.0, (d) limitations on the incurrence of additional indebtedness, including a requirement to meet a certain minimum liquidity threshold before Apollo Investment can incur such additional debt, (e) limitations on liens, (f) limitations on investments (other than in the ordinary course of Apollo Investment’s business), (g) limitations on mergers and disposition of assets (other than in the normal course of Apollo Investment’s business activities), (h) limitations on the creation or existence of agreements that permit liens on properties of Apollo Investment’s consolidated subsidiaries and (i) limitations on the repurchase or redemption of certain unsecured debt and debt securities. In addition to the asset coverage ratio described in clause (c) of the preceding sentence, borrowings under the Senior Secured Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in Apollo Investment’s portfolio. The remaining capacity under the Senior Secured Facility was $784,509 at June 30, 2013.

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

2042 Notes

On October 9, 2012, the Company issued $150,000 in aggregate principal amount of 6.625% senior unsecured notes due 2042 for net proceeds of $145,275 (the “2042 Notes”). Interest on the 2042 Notes is paid quarterly on January 15, April 15, July 15 and October 15, at a rate of 6.625% per year. The 2042 Notes will mature on October 15, 2042. The Company may redeem the 2042 Notes in whole or in part at any time or from time to time on or after October 15, 2017. The 2042 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior, unsecured indebtedness. The 2042 Notes are listed on The New York Stock Exchange under the ticker symbol “AIB”.

2043 Notes

On June 17, 2013, the Company issued $135,000 in aggregate principal amount of 6.875% senior unsecured notes due 2043 and on June 24, 2013 an additional $15,000 in aggregate principal amount of such notes was issued pursuant to the underwriters’ over-allotment option exercise. In total, $150,000 of aggregate principal was issued for net proceeds of $130,748 (the “2043 Notes”). Interest on the 2043 Notes is paid quarterly on January 15, April 15, July 15 and October 15, at a rate of 6.875% per year, commencing on October 15, 2013. The 2043 Notes will mature on July 15, 2043. The Company may redeem the 2043 Notes in whole or in part at any time or from time to time on or after July 15, 2018. The 2043 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior, unsecured indebtedness. The 2043 Notes are listed on The New York Stock Exchange under the ticker symbol “AIY”.

Convertible Notes

On January 25, 2011, the Company closed a private offering of $200,000 aggregate principal amount of senior unsecured convertible notes (the “Convertible Notes”). The Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Convertible Notes bear interest at an annual rate of 5.75%, payable semi-annually in arrears on January 15 and July 15 of each year, commencing on July 15, 2011. The Convertible Notes will mature on January 15, 2016, unless earlier converted or repurchased at the holder’s option. Prior to December 15, 2015, the Convertible Notes will be convertible only upon certain corporate reorganizations, dilutive recapitalizations or dividends, or if, during specified periods our shares trade at more than 130% of the then applicable conversion price or the Convertible Notes trade at less than 97% of their conversion value and, thereafter, at any time. The Convertible

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Notes will be convertible by the holders into shares of common stock, initially at a conversion rate of 72.7405 shares of the Company’s common stock per $1 principal amount of Convertible Notes (14,548,100 common shares) corresponding to an initial conversion price per share of approximately $13.75, which represents a premium of 17.5% to the $11.70 per share closing price of the Company’s common stock on The NASDAQ Global Select Market on January 19, 2011. The conversion rate will be subject to adjustment upon certain events, such as stock splits and combinations, mergers, spin-offs, increases in dividends in excess of $0.28 per share per quarter and certain changes in control. Certain of these adjustments, including adjustments for increases in dividends, are subject to a conversion price floor of $11.70 per share. The Convertible Notes are senior unsecured obligations and rank senior in right of payment to our existing and future indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities. As more fully reflected in Note 5, the issuance is to be considered as part of the if-converted method for calculation of diluted EPS.

The average outstanding debt balance was $1,181,527 and $1,036,780 for the three months ended June 30, 2013 and the fiscal year ended March 31, 2013, respectively. The weighted average annual interest cost, including commitment fees, for the three months ended June 30, 2013 was 4.75%, exclusive of 0.62% for amortization of debt issuance costs. The weighted average annual interest cost, including commitment fees, for the fiscal year ended March 31, 2013 was 4.75%, exclusive of 0.86% for amortization of debt issuance costs. This weighted average annual interest cost reflects the average interest cost for all debt. The maximum amount of debt outstanding during the three months ended June 30, 2013 and the fiscal year ended March 31, 2013 was $1,353,063 and $1,231,035, respectively. As of June 30, 2013, the Company is in compliance with all debt covenants.

Note 16. Commitments and Contingencies

As of June 30, 2013, the Company had outstanding commitments with banks to purchase secured term loans and unsecured bridge loans in the aggregate amount of $150,000. AIC’s commitments are subject to the consummation of the underlying corporate transactions and conditional upon receipt of all necessary shareholder, regulatory and other applicable approvals.

As of August 7, 2013 the outstanding commitments with banks to purchase secured term loans and unsecured bridge loans in the aggregate was $111,685.

The Company had unfunded commitments on senior loans as of June 30, 2013, of $53,838. The Company also had unfunded commitments on senior loans of $102,667 which require the borrower to meet certain performance thresholds before the Company is obligated to fulfill the commitments and those performance thresholds were not met as of June 30, 2013.

Note 17. Subsequent Events

The Board of Directors declared a dividend of $0.20 per share for the second fiscal quarter of 2014, payable on October 4, 2013 to stockholders of record as of September 20, 2013.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Apollo Investment Corporation

We have reviewed the accompanying statement of assets and liabilities of Apollo Investment Corporation (the “Company”), including the schedule of investments, as of June 30, 2013 and the related statement of operations for the three month periods ended June 30, 2013 and June 30, 2012, and the statement of cash flows for the three month periods ended June 30, 2013 and June 30, 2012 and the statement of changes in net assets for the three month period ended June 30, 2013. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities, including the schedule of investments, as of March 31, 2013, and the related statement of operations, statement of changes in net assets and statement of cash flows for the year then ended (not presented herein), and in our report dated May 23, 2013, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet information and schedule of investments information, as of March 31, 2013 is fairly stated in all material respects in relation to the statements from which it has been derived.

PricewaterhouseCoopers LLP

New York, New York

August 8, 2013

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

OVERVIEW

Apollo Investment was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a BDC under the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a RIC under Subchapter M of the Code. Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. Apollo Investment commenced operations on April 8, 2004 upon completion of its initial public offering that raised $870 million in net proceeds selling 62 million shares of its common stock at a price of $15.00 per share. Since then, and through June 30, 2013, we have raised approximately $2.1 billion in net proceeds from additional offerings of common stock.

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

Portfolio and Investment Activity

During the three months ended June 30, 2013, we invested $788 million across 23 new and 23 existing portfolio companies, through a combination of primary and secondary market purchases. This compares to investing $199 million in 10 new and 3 existing portfolio companies for the three months ended June 30, 2012. Investments sold or repaid during the three months ended June 30, 2013 totaled $581 million versus $255 million for the three months ended June 30, 2012.

At June 30, 2013, our portfolio consisted of 94 portfolio companies and was invested 48% in secured debt, 39% in unsecured debt, 6% in structured products and 7% in common equity, preferred equity and warrants measured at fair value versus 81 portfolio companies invested 44% in secured debt, 43% in unsecured debt, 7% in structured products and 6% in common equity, preferred equity and warrants, measured at fair value at March 31, 2013.

The weighted average yields on our secured debt portfolio, unsecured debt portfolio, and total debt portfolio as of June 30, 2013 at our current cost basis were 11.4%, 11.8%, and 11.6%, respectively, exclusive of securities on non-accrual status. The weighted average yields on our secured loan portfolio, unsecured debt portfolio, and total debt portfolio as of March 31, 2013 at the current cost basis were 11.2%, 12.7%, and 11.9%, respectively, exclusive of securities on non-accrual status.

Since the initial public offering of Apollo Investment in April 2004, and through June 30, 2013, invested capital totaled $11.1 billion in 238 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 100 different financial sponsors.

At June 30, 2013, 67% or $1.8 billion of our income-bearing investment portfolio was fixed rate and 33% or $0.9 billion was floating rate, measured at fair value. On a cost basis, 68% or $1.8 billion of our income-bearing investment portfolio was fixed rate and 32% or $0.9 billion is floating rate. At March 31, 2013, 64% or $1.6 billion of our income-bearing debt investment portfolio was fixed rate debt and 36% or $0.9 billion was floating rate debt, measured at fair value. On a cost basis, 65% or $1.6 billion of our income-bearing investment portfolio was fixed rate debt and 35% or $0.9 billion was floating rate debt.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered in the valuation process of independent valuation firms. For the quarter ended June 30, 2013, there was no change to the Company’s valuation techniques and related inputs considered in the valuation process.

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

Revenue Recognition

The Company records interest and dividend income, adjusted for amortization of premium and accretion of discount, on an accrual basis. Some of our loans and other investments, including certain preferred equity investments, may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends computed at the contractual rate are accrued into income and reflected as receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. At the point the Company believes PIK is not expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are reversed from the related receivable through interest or dividend income, respectively. The Company does not reverse previously capitalized PIK interest or dividends. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if the Company again believes that PIK is expected to be realized. For the three months ended June 30, 2013, accrued PIK totaled $6.4 million, on total investment income of $96.7 million. Loan origination fees, original issue discount, and market discounts are capitalized and amortized into income using the interest method or straight-line, as applicable. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and other investments as interest income when we receive such amounts. Structuring and other lending related fees are recorded as other income when earned. Investments that are expected to pay regularly scheduled interest and/or dividends in cash are generally placed on non-accrual status when principal or interest/dividend cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest/dividend cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest or dividends are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining interest or dividend obligations. Interest or dividend cash payments received on non-accrual designated investments may be recognized as income or applied to principal depending upon management’s judgment.

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

RESULTS OF OPERATIONS

Results comparisons are for the three months ended June 30, 2013 and June 30, 2012.

Investment Income

For the three months ended June 30, 2013 and 2012, gross investment income totaled $96.7 million and $80.3 million, respectively. The increase in gross investment income for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 was primarily due to a larger portfolio in the quarter ended June 30, 2013 with which to generate income. Also contributing to the increase in investment income was the generation of non-recurring interest income such as prepayment penalties which resulted in approximately $8 million of additional income in the quarter-ended June 30, 2013 as compared to the quarter-ended June 30, 2012 and non-recurring dividends from portfolio companies which resulted in approximately $3 million of incremental income in the quarter ended June 30, 2013.

Net expenses

Net expenses totaled $44.3 million and $41.6 million, respectively, for the three months ended June 30, 2013 and June 30, 2012, of which $25.2 million and $22.7 million, respectively, were base management fees and performance-based incentive fees net of amounts waived and $15.8 million and $15.6 million, respectively, were interest and other debt expenses. Administrative services and other general and administrative expenses totaled $3.2 million and $3.4 million, respectively, for the three months ended June 30, 2013 and June 30, 2012. Expenses consist of base investment advisory and management fees, insurance expenses, administrative services fees, legal fees, directors’ fees, audit and tax services expenses, and other general and administrative expenses. The increase in expenses for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was primarily due to larger performance-based incentive fees due to the increased investment income generated during the period. Partially offsetting this increase was the fee waiver associated with the incremental equity issued in May 2013. Other contributors to the increase in expense were management fees which were higher due to a larger average asset base in the quarter-ended June 2013 compared to June 2012. Lastly, interest expense was up slightly in the quarter-ended June 30, 2013 mainly due to a larger average debt balance outstanding during the period.

Net Investment Income

The Company’s net investment income totaled $52.4 million and $38.7 million, or $0.25 and $0.19, on a per average share basis, respectively, for the three months ended June 30, 2013 and June 30, 2012.

Net Realized Losses

The Company had investment sales, prepayments and refinancing totaling $580.6 million and $254.9 million respectively, for the three months ended June 30, 2013 and June 30, 2012. Net realized losses for the three months ended June 30, 2013 and June 30, 2012 were $95.9 million and $18.8 million, respectively. Net realized losses for the three months ended June 30, 2013 were primarily the result of the sale of two portfolio companies: Cengage Learning Acquisitions and ATI Acquisition Company, which had combined realized losses of $99.6 million. Net realized losses for the three months ended June 30, 2012 include a foreign exchange loss of $9.9 million derived from the sale of our investment in AB Acquisitions and losses derived from the sale of Catalina Marketing, Avaya, Ceridian and Sorenson Communications, among others.

Net Unrealized Appreciation (Depreciation) on Investments, Cash Equivalents, Derivatives and Foreign Currencies

For the three months ended June 30, 2013 and June 30, 2012, net change in unrealized appreciation/depreciation on the Company’s investments, cash equivalents, derivatives and foreign currencies totaled $62.4 million and $(31.5) million, respectively. For the three months ended June 30, 2013, the net change in unrealized depreciation was primarily derived from the reversal of previously recognized unrealized depreciation upon the exit of Cengage Learning Acquisitions and ATI Acquisition Company investments. The remainder of the portfolio was impacted by general capital market conditions. For the three months ended June 30, 2012, the increase in unrealized depreciation was derived from a decline in some of our third party valued investments offset by improving conditions in our quoted portfolio and the recognition of realized losses which reversed unrealized depreciation.

Net Increase (Decrease) in Net Assets From Operations

For the three months ended June 30, 2013, the Company had a net increase in net assets resulting from operations of $18.8 million. For the three months ended June 30, 2012, the Company had a net decrease in net assets resulting from operations of $11.6 million. For the three months ended June 30, 2013 basic and diluted income per average share were $0.09 and $0.09, respectively. For the three months ended June 30, 2012 basic and diluted losses per average share were $0.06 and $0.06, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through periodic follow-on equity and debt offerings, our senior secured, multi-currency $1.14 billion Senior Secured Facility maturing on May 23, 2016 (see note 15 within the Notes to Financial Statements), our senior secured notes, our senior unsecured notes, investments in special purpose entities in which we hold and finance particular investments on a non-recourse basis, as well as from cash flows from operations, investment sales of liquid assets and prepayments of senior and subordinated loans and income earned from investments. The Company also has investments in its portfolio that contain PIK provisions. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders annually in the form of dividends, even though the Company has not yet collected the cash. For the three months ended June 30, 2013, accrued PIK totaled $6.4 million, on total investment income of $96.7 million. For the three months ended June 30, 2012, accrued PIK totaled $4.3 million, on total investment income of $80.3 million, respectively. At June 30, 2013, the Company had $355 million in borrowings outstanding on its Senior Secured Facility and $785 million of unused capacity. As of June 30, 2013, aggregate lender commitments under the Senior Secured Facility total $1.14 billion.

On June 17, 2013, the Company issued $135 million in aggregate principal amount of 6.875% senior unsecured notes due 2043 and on June 24, 2013 an additional $15 million in aggregate principal amount of such notes was issued pursuant to the underwriters’ over-allotment option exercise. In total, $150 million of aggregate principal was issued for net proceeds of $130.7 million (the “2043 Notes”). Interest on the 2043 Notes is paid quarterly on January 15, April 15, July 15 and October 15, at a rate of 6.875% per year, commencing on October 15, 2013. The 2043 Notes mature on July 15, 2043. The Company may redeem the 2043 Notes in whole or in part at any time or from time to time on or after July 15, 2018.

On May 20, 2013, the Company issued 21.85 million shares of common stock at $8.60 per share (or $8.342 per share net proceeds before estimated expense) raising approximately $181.9 million in net proceeds. AIM has agreed to waive the base management and incentive fees associated with this equity capital for the time period beginning May 20, 2013 through March 31, 2014.

On October 9, 2012, the Company issued $150 million in aggregate principal amount of 6.625% senior unsecured notes due 2042 for net proceeds of $145.3 million (the “2042 Notes”). Interest on the 2042 Notes is paid quarterly on January 15, April 15, July 15 and October 15, at a rate of 6.625% per year. The 2042 Notes mature on October 15, 2042. The Company may redeem the 2042 Notes in whole or in part at any time or from time to time on or after October 15, 2017.

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

On September 30, 2010, the Company entered into a note purchase agreement, providing for a private placement issuance of $225 million in aggregate principal amount of five-year, senior secured notes with a fixed interest rate of 6.25% and a maturity date of October 4, 2015 (the “Senior Secured Notes”). On October 4, 2010, the Senior Secured Notes were sold to certain institutional accredited investors pursuant to an exemption from registration under the Securities Act of 1933, as amended. Interest on the Senior Secured Notes will be due semi-annually on April 4 and October 4, commencing on April 4, 2011. The proceeds from the issuance of the Senior Secured Notes were primarily used to reduce other outstanding borrowings on the Company’s Senior Secured Facility.

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

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. (See note 2(n) within the accompanying financial statements.) At the end of each fiscal quarter, we consider taking proactive steps utilizing cash equivalents with the objective of enhancing our investment flexibility during the following quarter, pursuant to Section 55 of the 1940 Act. More specifically, we may purchase U.S. Treasury bills from time-to-time on the last business day of the quarter and typically close out that position on the following business day, settling the sale transaction on a net cash basis with the purchase, subsequent to quarter end. Apollo Investment may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our Senior Secured Facility, as we deem appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. There were no cash equivalents held as of June 30, 2013.

Contractual Obligations

	Payments due by Period as of June 30, 2013 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Facility (1)	$355	$—	$355	$—	$—
Senior Secured Notes	$225	$—	$225	$—	$—
Senior Secured Notes (Series A)	$29	$—	$—	$29	$—
Senior Secured Notes (Series B)	$16	$—	$—	$—	$16
2042 Notes	$150	$—	$—	$—	$150
2043 Notes	$150	$—	$—	$—	$150
Convertible Notes	$200	$—	$200	$—	$—

(1)	At June 30, 2013, the Senior Secured Facility had $785 million of unused capacity.

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

Off-Balance Sheet Arrangements (dollars in thousands)

As of June 30, 2013, the Company had outstanding commitments with banks to purchase secured term loans and unsecured bridge loans in the aggregate amount of $150,000. AIC’s commitments are subject to the consummation of the underlying corporate transactions and conditional upon receipt of all necessary shareholder, regulatory and other applicable approvals.

As of August 7, 2013 the outstanding commitments with banks to purchase secured term loans and unsecured bridge loans in the aggregate was $111,685.

The Company had unfunded commitments on senior loans as of June 30, 2013, of $53,838. The Company also had unfunded commitments on senior loans of $102,667 which require the borrower to meet certain performance thresholds before the Company is obligated to fulfill the commitments and those performance thresholds were not met as of June 30, 2013.

AIC Credit Opportunity Fund LLC (amounts in thousands)

We own all of the common member interests in AIC Credit Opportunity Fund LLC (“AIC Holdco”). AIC Holdco was formed for the purpose of holding various financed investments. AIC Holdco wholly owned three special purpose entities, each of which in 2008 acquired directly or indirectly an investment in a particular security from an unaffiliated entity that provided leverage for the investment as part of the sale. During the quarter ended June 30, 2013 one of the entities was dissolved so that at June 30, 2013 AIC Holdco wholly owns two special purpose entities. Each of these transactions is described in more detail below together with summary financial information.

In the first of these investments, in June 2008 we invested through AIC Holdco $39,500 in AIC (FDC) Holdings LLC (“Apollo FDC”). Apollo FDC used the proceeds to purchase a Junior Profit-Participating Note due 2013 in principal amount of $39,500 (the “Junior Note”) issued by Apollo I Trust (the “Trust”). The Trust also issued a Senior Floating Rate Note due 2013 (the “Senior Note”) to an unaffiliated third party in principal amount of $39,500 paying interest at LIBOR plus 1.50%, increasing over time to LIBOR plus 2.0%. The Trust used the aggregate $79,000 proceeds to acquire $100,000 face value of a senior subordinated loan of First Data Corporation (the “FDC Loan”) due 2016. The FDC Loan pays interest at 11.25% per year. The Junior Note of the Trust owned by Apollo FDC pays to Apollo FDC all of the interest and other proceeds received by the Trust on the FDC Loan after satisfying the Trust’s obligations on the Senior Note. The holder of the Senior Note had no recourse to Apollo FDC, AIC Holdco or us with respect to any interest on, or principal of, the Senior Note. However, if the value of the FDC Loan held by the Trust declines sufficiently, the investment would be unwound unless Apollo FDC posts additional collateral for the benefit of the Senior Note. During the fiscal year ended March 31, 2012, we sold $47,145 face value of the FDC Loan. During the quarter ended June 30, 2013 we unwound the transaction by investing $20,386 into the Trust which then repaid the Senior Note. Subsequent to the repayment of the Senior Note, $10,993 of face value of the FDC Loan was prepaid by First Data Corporation resulting in a distribution of $11,556 to the Company. Prior to June 30, 2013 the remaining FDC Loan, which consisted of $41,862 of face value, was transferred to the Company at an accreted cost of $38,728 with a fair value of $40,397 on the transfer date and the Trust was closed. As a result of this transaction, as of June 30, 2013, Apollo FDC holds no investments.

In the second of these investments, in June 2008 we invested through AIC Holdco $11,375 in AIC (TXU) Holdings LLC (“Apollo TXU”). Apollo TXU acquired exposure to $50,000 notional amount of a LIBOR plus 3.5% senior secured delayed draw term loan of Texas Competitive Electric Holdings (“TXU”) due 2014 through a non-recourse total return swap (the “TRS”) with an unaffiliated third party expiring on October 10, 2013. Pursuant to such delayed draw term loan, Apollo TXU pays an unaffiliated third-party interest at LIBOR plus 1.5% and generally receives all proceeds due under the delayed draw term loan of TXU (the “TXU Term Loan”). Like Apollo FDC, Apollo TXU is entitled to 100% of any realized appreciation in the TXU Term Loan and, since the TRS is a non-recourse arrangement, Apollo TXU is exposed only up to the amount of its investment in the TRS, plus any additional margin we decide to post, if any, during the term of the financing. The TRS does not constitute a senior security or a borrowing of Apollo TXU. In connection with the amendment and extension of the TXU Term Loan in April 2011, for which Apollo TXU received a consent fee along with an increase in the rate of the TXU Term Loan to LIBOR plus 4.5%, Apollo TXU extended its TRS to 2016 at a rate of LIBOR plus 2.0%. As of June 30, 2013, Apollo TXU’s notional exposure to the TXU term loan is $47,471.

In the third of these investments, in September 2008 we invested through AIC Holdco $10,022 in AIC (Boots) Holdings, LLC (“Apollo Boots”). Apollo Boots acquired €23,383 and £12,465 principal amount of senior term loans of AB Acquisitions Topco 2 Limited, a holding company for the Alliance Boots group of companies (the “Boots Term Loans”), out of the proceeds of our investment and a multicurrency $40,876 equivalent non-recourse loan to Apollo Boots (the “Acquisition Loan”) by an unaffiliated third party that was scheduled to mature in September 2013 and paid interest at LIBOR plus 1.25% or, in certain cases, the higher of the Federal Funds Rate plus 0.50% or the lender’s prime-rate. The Boots Term Loans paid interest at the rate of LIBOR plus 3% per year and are scheduled to mature in June 2015. During the fiscal year ended March 31, 2013, Apollo Boots sold the entire position of the Boots Term Loans in the amount of €23,383 and £12,465 of principal. At March 31, 2013, Apollo Boots held no investments. During the quarter ended June 30, 2013 Apollo Boots was dissolved.

We do not consolidate AIC Holdco or its wholly owned subsidiaries and accordingly only the value of our investment in AIC Holdco is included on our statement of assets and liabilities. Our investment in AIC Holdco is valued in accordance with our normal valuation procedures and is based on the values of the underlying assets held by each of Apollo FDC and Apollo TXU net of associated liabilities.

The Senior Note and TRS are non-recourse to AIC Holdco, its subsidiaries and us and have standard events of default including failure to pay contractual amounts when due and failure by each of the underlying Apollo special purpose entities to provide additional credit support, sell assets or prepay a portion of its obligations if the value of the FDC Term Loan or the TXU Term Loan, as applicable, declines below specified levels. We may unwind any of these transactions at any time without penalty. From time to time we may provide additional capital to AIC Holdco for purposes of reserving for or funding margin calls under one or more of the transactions described above among other reasons. The TRS is a performing asset as of the date of these financial statements.

Below is summarized financial information for AIC Holdco as of June 30, 2012 and March 31, 2013 and for the three months ended June 30, 2013 and June 30, 2012.

	June 30, 2013 (unaudited)	March 31, 2013
Assets
Cash	$20	$10
Apollo FDC(1)	—	32,981
Apollo TXU(2)	26,641	26,641
Other Assets	—	2,702

Total Assets	$26,661	$62,334

Liabilities
Apollo FDC(3)	$—	$—
Apollo TXU(4)	9,322	8,936
Other Liabilities	—	2,702

Total Liabilities	$9,322	$11,638

Net Assets
Apollo FDC	$—	$32,981
Apollo TXU	17,319	17,705
Other	20	10

Total Net Assets	$17,339	$50,696

	Three Months Ended June 30, 2013 (unaudited)	Three Months Ended June 30, 2012 (unaudited)
Net Operating Income (Loss)
Apollo FDC(5)	$1,559	$—
Apollo TXU(5)	329	344
Apollo Boots(5)	8	274
Other	10	(5)

Total Operating Income	$1,906	$613

Net Realized Gain (Loss)
Apollo FDC	$9,634	$—
Apollo Boots	—	(439)

Total Net Realized Gain (Loss)	$9,634	$(439)

Net Change in Unrealized Appreciation / Depreciation
Apollo FDC	$(11,509)	$1,894
Apollo TXU	(386)	1,867
Apollo Boots	—	727

Total Net Change in Unrealized Appreciation / Depreciation	$(11,895)	$4,488

Net Income (Loss) (6)
Apollo FDC	$(316)	$1,894
Apollo TXU	(57)	2,211
Apollo Boots	8	562
Other	10	(5)

Total Net Income (Loss)	$(355)	$4,662

(1)	Represents fair value of the Junior Note held by Apollo FDC as of March 31, 2013 with a cost of $21,472. The Junior Note was repaid by transferring the proceeds from the prepayment by First Data Corporation and by transferring the residual FDC Note to the Company during the quarter ended June 30, 2013 at accreted cost.
(2)	Represents fair value of collateral posted in relation to the TRS held by Apollo TXU. Cost: $26,641 and $26,641, respectively.
(3)	Apollo FDC’s interest was subject to a senior note of a separate entity of $20,283 at March 31, 2013, however, Apollo FDC had no liability for such senior note. The senior note was repaid during the quarter ended June 30, 2013.
(4)	Represents liability on the TRS held by Apollo TXU.
(5)	In the case of Apollo FDC, net operating income consists of interest income on the Junior Note less interest paid on the senior note together with immaterial administrative expenses. In the case of Apollo TXU, net operating income consists of net payments from (to) the swap counterparty of Apollo TXU’s obligation to pay interest and its right to receive the proceeds in respect of the reference asset, together with immaterial administrative expenses. In the case of AIC Boots, net operating income consists of interest income on the Boots Term Loans, less interest payments on the Acquisition Loan together with immaterial administrative expenses. There are no management or incentive fees.
(6)	Net income is the sum of operating income, realized gain (loss) and net change in unrealized appreciation / depreciation.

Dividends

Dividends to stockholders for the three months ended June 30, 2013 and June 30, 2012 totaled $44.9 million or $0.20 per share, and $40.6 million or $0.20 per share, respectively. Tax characteristics of all dividends will be reported to shareholders on Form 1099 after the end of the calendar year. Our quarterly dividends, if any, will be determined by our Board of Directors.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. During the three months ended June 30, 2013, many of the loans in our portfolio had floating interest rates. These loans are usually based on floating LIBOR and typically have durations of one to six months after which they reset to current market interest rates. The Company also has a Senior Secured Facility that is based on floating LIBOR rates.

Based on our June 30, 2013 balance sheet, the following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt assuming no changes in our investment and borrowing structure:

(in thousands except per share data) Basis Point Change	Net Investment Income	Net Investment Income per Share
Up 300 basis points	$12,176	$0.05
Up 200 basis points	$8,035	$0.04
Up 100 basis points	$(2,091)	$(0.01)

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

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As of June 30, 2013 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)    Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financing reporting that occurred during the first fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 20, 2013 the Company was named as a defendant in a compliant by the bankruptcy trustee of DSI Renal Holdings and related companies (“DSI”). The complaint alleges, among other things, that the Company participated in a “fraudulent conveyance” involving a restructuring and subsequent sale of DSI in 2010 and 2011. The complaint seeks, jointly and severally from all defendants, (1) damages of approximately $425 million, of which the Company’s share would be approximately $41 million, and the return of 9,000 shares of common stock of DSI obtained by the Company in the restructuring and sale and (2) punitive damages. At this point in time, the Company is unable to assess whether it may have any liability in this action. The Company has not made any determination that this action is or may be material to the Company and intends to vigorously defend itself.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section of our Form N-2 filed on July 5, 2013, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1	Articles of Amendment and Restatement, as amended (1)

3.2	Third Amended and Restated Bylaws (2)

4.1	Second Supplemental Indenture, dated as of June 17, 2013, relating to the 6.875% Senior Notes due 2043, between the Registrant and U.S. Bank National Association, as Trustee (3)

4.2	Form of 6.875% Senior Notes due 2043 (contained in the Second Supplemental Indenture filed as Exhibit 4.1 hereto) (3)

22.1	Proxy Statement (Annual Meeting) (4)

22.2	Proxy Statement (Special Meeting) (4)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Filed herewith.
(1)	Incorporated by reference from the Registrant’s post-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on August 14, 2006.
(2)	Incorporated by reference from the Registrant’s Form 8-K, filed on November 6, 2009.
(3)	Incorporated by reference from the Registrant’s Form 8-K, filed on June 17, 2013.
(4)	Incorporated by reference from the Registrant’s 14A, filed on June 20, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 8, 2013.

APOLLO INVESTMENT CORPORATION

By:	/s/ JAMES C. ZELTER
James C. Zelter
Chief Executive Officer

By:	/s/ GREGORY W. HUNT
Gregory W. Hunt
Chief Financial Officer and Treasurer