Form 10-K/A
period 2013-03-31
APOLLO INVESTMENT CORP
filed 2013-08-15
CIK 1278752

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (the “Original Filing”), which was filed with the Securities and Exchange Commission on May 23, 2013, is to file revised officer certifications as a portion of exhibit 32.2 was inadvertently omitted from the Original Filing. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment No. 1 includes currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer. No other items of the Original Filing are being amended hereby.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 15, 2013.

APOLLO INVESTMENT CORPORATION

By:	/s/ James C. Zelter
James C. Zelter
Chief Executive Officer