Form 10-Q
period 2013-09-30
APOLLO INVESTMENT CORP
filed 2013-11-08
CIK 1278752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2013

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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of November 8, 2013 was 224,741,351.

APOLLO INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Apollo Investment”, the “Company”, “AIC”, “we”, “us” and “our” refer to Apollo Investment Corporation unless the context otherwise states.

Item 1. Financial Statements

APOLLO INVESTMENT CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share amounts)

	September 30, 2013 (unaudited)	March 31, 2013
Assets
Non-controlled/non-affiliated investments, at fair value (cost—$2,564,848 and $2,550,091, respectively)	$2,537,934	$2,414,307
Non-controlled /affiliated investments, at fair value (cost—$154,323 and $124,006, respectively)	142,024	125,674
Controlled investments, at fair value (cost—$361,731 and $345,204, respectively)	349,748	310,418
Cash	4,510	3,902
Foreign currency (cost—$1,566 and $2,293, respectively)	1,574	2,295
Receivable for investments sold	22,324	5,713
Interest receivable	42,598	51,990
Dividends receivable	3,943	2,703
Deferred financing costs	34,302	26,990
Prepaid expenses and other assets	859	320

Total assets	$3,139,816	$2,944,312

Liabilities
Debt (see notes 8 & 11)	$1,082,270	$1,156,067
Payable for investments purchased	99,655	26,021
Dividends payable	44,948	40,578
Management and performance-based incentive fees payable (see note 3)	28,637	26,509
Interest payable	14,955	12,012
Accrued administrative expenses	1,104	2,219
Other liabilities and accrued expenses	3,603	3,517

Total liabilities	$1,275,172	$1,266,923

Net Assets
Common stock, par value $.001 per share, 400,000,000 and 400,000,000 common shares authorized, respectively, and 224,741,351 and 202,891,351 issued and outstanding, respectively	$225	$203
Paid-in capital in excess of par (see note 2f)	3,115,537	2,933,636
Over-distributed net investment income (see note 2f)	(32,127)	(44,183)
Accumulated net realized loss (see note 2f)	(1,166,288)	(1,053,080)
Net unrealized depreciation	(52,703)	(159,187)

Total net assets	$1,864,644	$1,677,389

Total liabilities and net assets	$3,139,816	$2,944,312

Net asset value per share	$8.30	$8.27

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share amounts)

	Three months ended		Six months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
INVESTMENT INCOME:
From non-controlled/non-affiliated investments:
Interest	$79,228	$70,275	$154,789	$142,912
Dividends	430	1,012	4,694	2,018
Other income	2,217	4,455	6,693	8,498
From non-controlled/affiliated investments:
Interest	1,025	—	1,728	—
Dividends	4,738	750	9,564	1,500
From controlled investments:
Interest	5,668	1,316	10,577	2,594
Dividends	364	6,024	2,260	6,642
Other income	38	—	75	—

Total investment income	$93,708	$83,832	$190,380	$164,164

EXPENSES:
Management fees (see note 3)	$15,356	$13,864	$30,113	$27,684
Performance-based incentive fees (see note 3)	11,545	10,942	23,994	20,458
Interest and other debt expenses	17,472	12,529	33,316	28,106
Administrative services expense	1,109	769	2,206	1,519
Other general and administrative expenses	1,974	1,961	4,105	4,564

Total expenses	47,456	40,065	93,734	82,331
Management and performance-based incentive fees waived (see note 3)	(3,326)	(715)	(5,299)	(1,380)
Expense reimbursements (see note 3)	(8)	—	(8)	—

Net expenses	44,122	39,350	88,427	80,951

Net investment income	$49,586	$44,482	$101,953	$83,213

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS, DERIVATIVES AND FOREIGN CURRENCIES:
Net realized loss:
Investments and cash equivalents	$(26,845)	$(40,773)	$(124,756)	$(59,014)
Foreign currencies	1,031	211	3,007	(392)
Derivatives	8,541	—	8,541	—

Net realized loss	(17,273)	(40,562)	(113,208)	(59,406)

Net change in unrealized depreciation/appreciation:
Investments and cash equivalents	60,410	76,274	117,604	36,882
Foreign currencies	(9,443)	(7,158)	(11,120)	705
Derivatives	(6,855)	—	—	—

Net change in unrealized depreciation/appreciation	44,112	69,116	106,484	37,587

Net realized and unrealized gain (loss) from investments, cash equivalents, derivatives and foreign currencies	26,839	28,554	(6,724)	(21,819)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$76,425	$73,036	$95,229	$61,394

EARNINGS PER SHARE—BASIC (see note 5)	$0.34	$0.36	$0.43	$0.30

EARNINGS PER SHARE—DILUTED (see note 5)	$0.33	$0.35	$0.43	$0.30

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except shares)

	Six months ended September 30, 2013 (unaudited)	Year ended March 31, 2013
Increase in net assets from operations:
Net investment income	$101,953	$167,360
Net realized loss	(113,208)	(74,673)
Net change in unrealized depreciation/appreciation	106,484	11,784

Net increase in net assets resulting from operations	95,229	104,471

Dividends and distributions to stockholders:
From net investment income	(89,897)	(159,629)
Return of capital	—	(2,684)

Total dividends and distributions to stockholders	(89,897)	(162,313)

Capital share transactions:
Proceeds from shares sold	182,273	50,000
Less offering costs	(350)	—

Net increase in net assets from capital share transactions	181,923	50,000

Total increase (decrease) in net assets:	187,255	(7,842)
Net assets at beginning of period	1,677,389	1,685,231

Net assets at end of period	$1,864,644	$1,677,389

Capital share activity:
Shares sold	21,850,000	5,847,953

Net increase in capital share activity	21,850,000	5,847,953

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six months ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$95,229	$61,394
Adjustments to reconcile net increase:
PIK interest and dividends	(16,889)	(12,409)
Net amortization on investments	(20,421)	(12,673)
Amortization of deferred financing costs	3,827	5,261
Increase (decrease) from foreign currency transactions	3,489	(154)
Net change in unrealized appreciation/depreciation on investments, cash equivalents, derivatives and foreign currencies	(106,484)	(37,587)
Net realized loss on investments, cash equivalents, derivatives and foreign currencies	113,208	59,406
Changes in operating assets and liabilities:
Purchase of investments	(1,199,864)	(593,797)
Proceeds from purchase of derivatives	4,156	—
Proceeds from disposition of derivatives	4,384	—
Proceeds from disposition of investments and cash equivalents	1,050,803	597,691
Decrease in interest and dividends receivable	8,152	3,398
Increase (decrease) in prepaid expenses and other assets	(539)	316
Increase in management and performance-based incentive fees payable	2,128	520
Increase in interest payable	2,943	832
Decrease in accrued expenses and other liabilities	(1,029)	(1,018)
Increase in payable for investments purchased	73,634	52,718
Increase (decrease) in receivable for investments sold	(16,611)	479

Net cash provided by operating activities	$116	$124,377

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	$182,273	$50,000
Offering costs from the issuance of common stock	(350)	—
Dividends paid in cash	(85,527)	(79,987)
Proceeds from debt	991,060	335,739
Payments on debt	(1,076,552)	(409,847)
Deferred financing costs paid	(11,139)	(12,556)

Net cash used in financing activities	$(235)	$(116,651)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(119)	$7,726
Effect of exchange rates on cash balances	6	5
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$6,197	$2,678

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,084	$10,409

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited)

September 30, 2013

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS —136.1%	Industry	Par Amount*	Cost	Fair Value (1)
CORPORATE DEBT—128.9%
SECURED DEBT—76.1%
1st Lien Secured Debt—36.2%
Amaya Gaming Group, Inc., L+775, 11/5/15	Hotels, Motels, Inns and Gaming	$14,438	$14,280	$14,437
Archroma, L+825, 9/30/18 ‡	Chemicals	35,600	34,888	35,244
Avanti Communications Group PLC, 10.00%, 10/1/19 ♦‡	Telecommunications	25,000	25,000	25,398
Avaya, Inc., 9.00%, 4/1/19 ♦	Telecommunications	20,500	21,103	19,923
Aveta, Inc., L+825, 12/12/17	Healthcare	64,039	62,362	64,399
Caza Petroleum Inc., L+1000, 5/23/17	Oil & Gas	25,000	24,192	23,900
Delta Educational Systems, Inc., 16.00% (8.00% Cash/8.00% PIK), 12/11/16	Education	5,220	5,220	5,220
Endeavour International Corp., 12.00%, 3/1/18† ‡	Oil & Gas	14,621	14,125	15,279
Endeavour International Corp., 13.00%, 6/30/14† ‡	Oil & Gas	30,000	30,485	30,375
Evergreen Tank Solutions, Inc., L+800, 9/28/18	Containers, Packaging, and Glass	30,800	30,260	30,761
Evergreen Tank Solutions, Inc., L+800, 9/28/18	Containers, Packaging, and Glass	5,479	5,479	5,472
Garden Fresh Restaurant Corp., P+675 (P+625 Cash/0.50% PIK), 10/2/13 †	Restaurants	2,511	2,511	1,783
Garden Fresh Restaurant Corp., P+775 (P+725 Cash/0.50% PIK), 10/2/13 †	Restaurants	2,511	2,511	1,783
Magnetation, LLC, 11.00%, 5/15/18 ♦	Mining	37,750	37,911	36,712
Maxus Capital Carbon SPE I, LLC (Skyonic Corp.), 13.00%, 9/18/19	Chemicals	60,000	60,000	60,000
Miller Energy Resources, Inc., 18.00% (15.00% Cash/3.00% PIK Option), 6/29/17 † ‡	Oil & Gas	55,307	55,307	57,519
Miller Energy Resources, Inc., 9.00%, 6/29/17† ‡	Oil & Gas	20,000	20,000	20,000
Molycorp, Inc., 10.00%, 6/1/20 ‡	Diversified Natural Resources, Precious Metals and Minerals	34,268	33,847	34,161
New Publishing Holdings (F&W Media), L+650, 6/30/18	Printing & Publishing	15,960	14,724	15,641
Osage Exploration & Development, Inc., L+1500, 4/27/15 ‡	Oil & Gas	15,000	14,765	15,056
Panda Sherman Power, LLC, L+750, 9/14/18	Energy	15,000	14,806	15,262
Panda Temple Power, LLC, L+1000, 7/18/18	Energy	25,500	25,064	26,241
Pelican Energy, LLC, 10.00% (7.00% Cash / 3.00% PIK), 12/31/18 ‡	Oil & Gas	13,021	12,607	13,281
Spotted Hawk Development LLC, 14.00% (13.00% Cash/ 1.00% PIK), 6/30/16 ‡	Oil & Gas	24,185	23,482	23,290
Sunrun Solar Owner IX, LLC, 9.079%, 12/31/24	Energy	3,307	3,161	3,156
UniTek Global Services Inc., (Revolver) L+925, 4/15/16	Telecommunications	65,500	65,500	65,500
Walter Energy Inc., 9.50%, 10/15/19 ♦ ‡	Mining	15,000	14,914	15,550

Total 1st Lien Secured Debt			$668,504	$675,343

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2013

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS —136.1%	Industry	Par Amount*	Cost	Fair Value (1)
2nd Lien Secured Debt—40.3%
Allied Security Holdings, LLC, L+825, 2/2/18	Business Services	$31,000	$30,784	$31,368
Armor Holdings, Inc. (American Stock Transfer and Trust Company), L+900, 12/22/20	Financial Services	8,000	7,843	7,950
Ardent Medical Services, Inc., L+950, 1/2/19	Healthcare	15,000	14,655	15,281
Arysta Lifescience Corporation, L+700, 11/22/20 ‡	Chemicals	17,874	17,704	17,863
Avaya, Inc., 10.50%, 3/1/21 ♦	Telecommunications	16,577	15,866	13,386
Brock Holdings III, Inc., L+825, 3/16/18	Environmental Services	25,000	24,641	25,250
Confie Seguros II, L+900, 5/8/19	Insurance	27,344	27,077	27,566
Deltek, Inc., L+875, 6/30/20	Business Services	27,273	27,006	27,546
Garden Fresh Restaurant Corp., L+1175 PIK, 12/11/13	Restaurants	48,955	49,853	45,528
GCA Services Group, Inc., L+800, 10/31/20	Diversified Service	28,547	28,602	29,047
GETCO Financing Escrow LLC (Knight Capital Group), 8.25%, 6/15/18 ♦	Financial Services	41,033	40,220	40,828
Grocery Outlet Inc., L+925 6/17/19	Grocery	8,674	8,515	8,815
HD Vest Inc., L+800, 6/18/19 ‡	Financial Services	9,396	9,285	9,302
Healogics, Inc., L+800, 2/5/20	Healthcare	10,000	10,117	10,225
Insight Pharmaceuticals, LLC, L+1175, 8/25/17	Consumer Products	15,448	15,220	15,680
IPC Systems, Inc., L+525, 5/31/15	Telecommunications	39,250	38,067	33,461
Kronos, Inc., L+850, 4/26/20	Business Services	61,358	60,556	63,698
Ranpak Corp., L+725, 4/23/20	Packaging	22,000	21,789	22,440
Sedgwick Holdings, Inc., L+700, 12/12/18	Business Services	15,225	15,151	15,501
SESAC Holdco II LLC, L+875, 8/8/19	Broadcasting & Entertainment	10,750	10,887	11,019
Smart & Final Stores LLC, L+925, 11/8/20	Grocery	12,392	12,046	12,640
Sprint Industrial Holdings, LLC, L+1000, 11/14/19	Containers, Packaging, and Glass	13,500	13,239	13,613
SquareTwo Financial Corp. (Collect America), 11.625%, 4/1/17 ‡	Financial Services	51,079	49,617	53,888
Transfirst Holdings Inc., L+975, 6/20/18	Financial Services	64,750	63,195	66,045
TriNet HR Corporation, L+775, 2/12/21	Business Services	7,130	6,988	6,961
U.S. Renal Care, Inc., L+900, 1/3/20†	Healthcare	11,927	11,984	12,158
U.S. Renal Care, Inc., L+750, 7/3/20†	Healthcare	10,100	9,899	10,151
Valerus Compression Services, LP, 11.50%, 3/26/18	Manufacturing	40,000	40,000	40,800
Venoco, Inc., 8.875%, 2/15/19	Oil & Gas	13,050	13,294	13,104
Vertafore, Inc., L+825, 10/29/17	Business Services	49,260	48,933	50,153

Total 2nd Lien Secured Debt			$743,033	$751,267

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2013

(in thousands)

INVESTMENTS IN NON-CONTROLLED/ NON-AFFILIATED INVESTMENTS —136.1%	Industry	Par Amount*	Cost	Fair Value (1)
Unfunded Revolver Obligations— (0.4)%
Advantage Sales & Marketing, Inc., (Revolver) L+400, 12/17/15 (9)	Grocery	$5,500	$—	$(413)
Avaya, Inc., (Revolver) L+275, 10/26/16 (9)	Telecommunications	26,185	(4,398)	(4,255)
BMC Software Inc., (Revolver), L+400, 8/9/18 (9)	Business Services	24,000	(2,861)	(1,800)
Confie Seguros II, (Revolver), L+525, 11/9/17 (9)	Insurance	4,500	(450)	(405)
UniTek Global Services Inc., (Revolver) L+925, 4/15/16	Telecommunications	9,500	—	—

Total Unfunded Revolver Obligations			$(7,709)	$(6,873)

TOTAL SECURED DEBT			$1,403,828	$1,419,737

UNSECURED DEBT—52.8%
Allied Nevada Gold Corp., 8.75%, 6/2/19 ♦‡	Diversified Natural Resources, Precious Metals and Minerals	CAD 25,357	$22,924	$17,638
Altegrity, Inc., 0.00%, 8/2/16 ♦†	Diversified Service	$3,545	2,506	1,489
Altegrity, Inc., 11.75%, 5/1/16 ♦†	Diversified Service	14,639	12,291	11,034
Altegrity, Inc., 12.00%, 11/1/15 ♦†	Diversified Service	44,000	44,000	39,160
American Tire Distributors, Inc., 11.50%, 6/1/18 ♦	Distribution	25,000	25,000	25,450
BCA Osprey II Limited (British Car Auctions), 12.50% PIK, 8/17/17 ‡ †	Transportation	£20,948	33,112	33,329
BCA Osprey II Limited (British Car Auctions), 12.50% PIK, 8/17/17 ‡ †	Transportation	€12,721	17,458	16,918
Ceridian Corp., 12.25% Cash or 13.00% PIK, 11/15/15 †	Diversified Service	14,420	14,417	14,612
Ceridian Corp., 11.25%, 11/15/15 †	Diversified Service	35,800	35,803	36,248
Ceridian Corp., 11.00%, 3/15/21 † ♦	Diversified Service	34,000	34,000	39,468
CRC Health Corp., 10.75%, 2/1/16	Healthcare	13,000	13,099	13,138
Delta Educational Systems, Inc., 16.00% (10.00% Cash/ 6.00% PIK), 5/12/17	Education	21,043	20,672	19,833
Denver Parent Corp.(Venoco), 12.25%, 8/15/18 ♦	Oil & Gas	25,000	24,338	24,813
Energy & Exploration Partners, Inc., 15.00%, 04/08/18	Oil & Gas	25,000	22,200	22,250
Exova Limited, 10.50%, 10/15/18 ♦ ‡ †	Business Services	£18,000	27,142	31,408
Exova Limited, 10.50%, 10/15/18 ‡ †	Business Services	4,655	6,153	8,123
First Data Corp., 11.25%, 1/15/21 † ♦	Financial Services	$67,000	66,976	69,736
First Data Corp., 10.625%, 6/15/21 † ♦	Financial Services	10,000	10,000	10,163

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2013

(in thousands)

INVESTMENTS IN NON-CONTROLLED/ NON-AFFILIATED INVESTMENTS —136.1%	Industry	Par Amount*	Cost	Fair Value (1)
First Data Corp., 11.75% 8/15/21 † ♦	Financial Services	$27,000	$27,030	$25,920
First Data Corp., 11.25%, 3/31/16 †	Financial Services	41,862	38,983	41,914
First Data Corp., 12.625%, 1/15/21 †	Financial Services	5,000	5,644	5,507
inVentiv Health, Inc., 11.00%, 8/15/18 ♦	Healthcare	150,000	150,000	119,625
Lonestar Intermediate Super Holdings, LLC (Asurion), L+950, 9/2/19	Insurance	55,125	55,645	57,881
Niacet Corporation, 13.00%, 8/28/18	Chemicals	12,500	12,500	12,500
PetroBakken Energy Ltd. (Lightstream Resources Ltd), 8.625%, 2/1/20 ‡ ♦	Oil & Gas	66,082	66,960	64,485
Symbion Inc., 11.00%, 8/23/15	Healthcare	5,483	5,483	5,490
U.S. Security Associates Holdings, Inc., 11.00%, 7/28/18	Business Services	135,000	135,000	137,565
Univar Inc., 10.50%, 6/30/18	Distribution	20,000	20,000	19,940
Varietal Distribution, 10.75%, 6/30/17 † ♦	Distribution	€11,574	15,104	16,090
Varietal Distribution, 10.75%, 6/30/17 † ♦	Distribution	$22,204	21,871	22,804
Wind Acquisition Holdings, 12.25%, 7/15/17 ♦ ‡	Telecommunications	20,000	20,918	19,875

TOTAL UNSECURED DEBT			$1,007,229	$984,406

TOTAL CORPORATE DEBT			$2,411,057	$2,404,143

STRUCTURED PRODUCTS AND OTHER—3.0%
Craft CLO Ltd., L+925, 4/17/20 ‡	Diversified Investment Vehicle	$20,000	$20,000	$20,000
Dark Castle Holdings, LLC	Media	33,450	10,343	10,492
Renaissance Umiat, LLC, ACES, Tax Receivable ** **** ‡	Oil & Gas	—	14,844	15,073
Westbrook CLO Ltd., Series 2006-1A, Class E, L+370, 12/20/20 ♦ ‡	Diversified Investment Vehicle	11,000	7,508	10,203

TOTAL STRUCTURED PRODUCTS AND OTHER			$52,695	$55,768

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2013

(in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—136.1%	Industry	Shares	Cost	Fair Value (1)
PREFERRED EQUITY—0.7%
CA Holding, Inc. (Collect America, Ltd.) Series A ** ‡	Financial Services	7,961	$788	$1,592
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 13.50% PIK, ***	Education	12,360	27,686	8,707
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 12.50% PIK ***	Education	332,500	6,863	—
Varietal Distribution Holdings, LLC, Class A, 8.00% PIK	Distribution	3,097	5,083	2,852

TOTAL PREFERRED EQUITY			$40,420	$13,151

EQUITY—3.5%
Common Equity/Interests—2.8%
Accelerate Parent Corp. (American Tire Distributors) **	Distribution	3,125,000	$3,125	$3,910
AHC Mezzanine, LLC (Advanstar) **	Media	—	1,063	820
Altegrity Holding Corp. **	Diversified Service	353,399	13,797	731
CA Holding, Inc. (Collect America, Ltd.) Series A ** ‡	Financial Services	25,000	2,500	2,245
CA Holding, Inc. (Collect America, Ltd.) Series AA ** ‡	Financial Services	4,294	429	859
Caza Petroleum, Inc., Net Profits Interest **	Oil & Gas	—	679	607
Caza Petroleum, Inc., Overriding Royalty Interest **	Oil & Gas	—	191	223
Clothesline Holdings, Inc. (Angelica Corporation) **	Healthcare	6,000	6,000	3,628
Explorer Coinvest, LLC (Booz Allen) ** ‡	Business Services	430	3,292	7,726
Garden Fresh Restaurant Holding, LLC **	Restaurants	50,000	5,000	—
Gryphon Colleges Corporation (Delta Educational Systems, Inc.) **	Education	17,500	175	—
GS Prysmian Co-Invest L.P. (Prysmian Cables & Systems) (2,3) ** ‡	Manufacturing	—	—	135
JV Note Holdco, LLC (DSI Renal Inc.) **	Healthcare	9,303	85	—
Pelican Energy, LLC, Net Profits Interest ** ‡	Oil & Gas	—	375	293
Penton Business Media Holdings, LLC **	Printing &Publishing	124	4,950	15,000
RC Coinvestment, LLC (Ranpak Corp.) **	Packaging	50,000	5,000	6,311
Sorenson Communications Holdings, LLC, Class A **	Consumer Products	454,828	45	290
Univar, Inc. **	Distribution	900,000	9,000	9,570
Varietal Distribution Holdings, LLC, Class A **	Distribution	28,028	28	—

Total Common Equity/Interests			$55,734	$52,348

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2013

(in thousands, except warrants)

INVESTMENTS IN NON-CONTROLLED/ NON-AFFILIATED INVESTMENTS—136.1%	Industry	Warrants	Cost	Fair Value (1)
Warrants—0.7%
CA Holding, Inc. (Collect America, Ltd.), Common ** ‡	Financial Services	7,961	$8	$—
Energy & Exploration Partners, Inc., Common **	Oil & Gas	48,077	2,232	2,232
Fidji Luxco (BC) S.C.A., Common (FCI) (2) ** ‡	Electronics	24,862	250	6,101
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Common **	Education	9,820	98	—
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class A-1 Preferred **	Education	45,947	459	—
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class B-1 Preferred **	Education	104,314	1,043	—
Osage Exploration & Development, Inc., Common ** ‡	Oil & Gas	1,496,843	—	1,458
Spotted Hawk Development LLC, Common ** ‡	Oil & Gas	54,545	852	2,733

Total Warrants			$4,942	$12,524

TOTAL EQUITY			$60,676	$64,872

Total Investments in Non-Controlled/ Non-Affiliated Investments			$2,564,848	$2,537,934

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2013

(in thousands, except shares and warrants)

INVESTMENTS IN NON-CONTROLLED/ AFFILIATED INVESTMENTS—7.6% (4)	Industry	Par Amount*	Cost	Fair Value (1)
CORPORATE DEBT—0.8%
SECURED DEBT—0.8%
1st Lien Secured Debt—0.8%
Aventine Renewable Energy Holdings, Inc., 15.00% (12.00% Cash/3.00% PIK), 9/24/16 †	Chemicals	$4,000	$3,884	$3,404
Aventine Renewable Energy Holdings, Inc., 10.50% Cash or 15.00% PIK, 9/24/17 †	Chemicals	13,059	16,577	7,724
Aventine Renewable Energy Holdings, Inc., 25.00% PIK, 9/24/16 †	Chemicals	4,818	4,818	4,818

Total 1st Lien Secured Debt			$25,279	$15,946

TOTAL CORPORATE DEBT			$25,279	$15,946

STRUCTURED PRODUCTS AND OTHER—6.7%
Highbridge Loan Ltd. Preference Shares ‡ ** ¢	Diversified Investment Vehicle	$11,226	$11,226	$11,177
Jamestown CLO I LTD, Class D, L+550, 11/5/24 † ‡ ¢	Diversified Investment Vehicle	3,800	3,385	3,613
Jamestown CLO I LTD, Class C, L+400, 11/5/24 † ‡ ¢	Diversified Investment Vehicle	1,120	1,027	1,108
Jamestown CLO I LTD, Subordinated Notes, 11/5/24 † ‡ ¢	Diversified Investment Vehicle	15,075	12,784	13,010
Kirkwood Fund II LLC, Common Interests ‡ ¢	Diversified Investment Vehicle	—	38,188	37,149
MCF CLO I LLC, Class E, L+575, 4/20/23 † ‡ ¢	Diversified Investment Vehicle	13,000	12,304	12,194
MCF CLO I LLC, Membership Interests † ‡ ¢	Diversified Investment Vehicle	38,918	38,918	39,457
Slater Mill Loan Fund LTD, Preference Shares ‡ ¢	Diversified Investment Vehicle	8,375	6,529	6,964

TOTAL STRUCTURED PRODUCTS AND OTHER			$124,361	$124,672

		Shares
EQUITY—0.1%
Common Equity/Interests—0.0%
Aventine Renewable Energy Holdings, Inc. **	Chemicals	262,036	$688	$207

Total Common Equity/Interests			$688	$207

		Warrants
Warrants—0.1%
Aventine Renewable Energy Holdings, Inc., Common **	Chemicals	1,521,193	$3,995	$1,199

Total Warrants			$3,995	$1,199

TOTAL EQUITY			$4,683	$1,406

Total Investments in Non-Controlled/Affiliated Investments			$154,323	$142,024

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2013

(in thousands, except shares)

INVESTMENTS IN CONTROLLED INVESTMENTS—18.8% (5)	Industry	Par Amount*	Cost	Fair Value (1)
CORPORATE DEBT—10.2%
SECURED DEBT—7.6%
1st Lien Secured Debt —7.0%
Merx Aviation Finance Holdings, LLC, 12.00%, 1/9/21	Aviation	$91,072	$91,072	$91,072
Merx Aviation Finance Holdings, LLC, 12.00%, 2/1/21	Aviation	5,303	5,303	5,303
Merx Aviation Finance Holdings, LLC, 12.00%, 3/28/21	Aviation	4,684	4,684	4,684
Merx Aviation Finance Holdings, LLC, 12.00%, 6/25/21	Aviation	13,500	13,500	13,500
Merx Aviation Finance Holdings, LLC, 12.00%, 7/25/21	Aviation	7,525	7,525	7,525
Merx Aviation Finance Holdings, LLC, 12.00%, 8/19/21	Aviation	4,000	4,000	4,000
Merx Aviation Finance Holdings, LLC, 12.00%, 9/12/21	Aviation	4,600	4,600	4,600

Total 1st Lien Secured Debt			$130,684	$130,684

2nd Lien Secured Debt—0.6%
LVI Services, Inc., 12.50%, 3/6/18	Environmental Services	$10,000	$9,828	$10,000

Total 2nd Lien Secured Debt			$9,828	$10,000

TOTAL SECURED DEBT			$140,512	$140,684

UNSECURED DEBT—2.6%
Playpower Holdings, Inc., 14.00% PIK, 12/15/15 †	Leisure	€20,425	$27,092	$27,648
Playpower, Inc., 12.50% PIK, 12/31/15 †	Leisure	£13,093	20,187	21,203

TOTAL UNSECURED DEBT			$47,279	$48,851

TOTAL CORPORATE DEBT			$187,791	$189,535

STRUCTURED PRODUCTS AND OTHER—0.0%
AIC Credit Opportunity Fund, LLC (8)	Diversified Investment Vehicle	$—	$—	$13

TOTAL STRUCTURED PRODUCTS AND OTHER			$—	$13

		Shares
EQUITY—8.6%
Common Equity/Interests—8.6%
Generation Brands Holdings, Inc. (Quality Home Brands) **	Home and Office Furnishings and Durable Consumer Products	9,007	$—	$1,426
Generation Brands Holdings, Inc. Series H (Quality Home Brands) **	Home and Office Furnishings and Durable Consumer Products	7,500	2,297	1,188

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2013

(in thousands, except shares)

INVESTMENTS IN CONTROLLED INVESTMENTS—18.8% (5)	Industry	Shares	Cost	Fair Value (1)
Generation Brands Holdings, Inc. Series 2L (Quality Home Brands) **	Home and Office Furnishings and Durable Consumer Products	36,700	$11,243	$5,812
LVI Parent Corp. (LVI Services, Inc.) **	Environmental Services	14,981	16,096	34,504
Merx Aviation Finance Holdings, LLC **	Aviation	689	66,582	71,443
Playpower Holdings, Inc. **	Leisure	1,000	77,722	45,827

Total Common Equity/Interests			$173,940	$160,200

TOTAL EQUITY			$173,940	$160,200

Total Investments in Controlled Investments			$361,731	$349,748

Total Investments—162.5% (6,7)			$3,080,902	$3,029,706

Liabilities in Excess of Other Assets—(62.5%)				(1,165,062)

Net Assets—100.0%				$1,864,644

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2013

(in thousands)

(1)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2).
(2)	Denominated in foreign currency. GS Prysmian Co-Invest L.P. and Fidji Luxco (BC) S.C.A. are EUR denominated investments.
(3)	The Company is the sole Limited Partner in GS Prysmian Co-Invest L.P.
(4)	Denotes investments in which we are an “Affiliated Person”, as defined in the 1940 Act, due to owning or holding the power to vote 5% or more of the outstanding voting securities of the investment but do not control the company. Fair value as of March 31, 2013 and September 30, 2013 along with transactions during the six months ended September 30, 2013 in these Affiliated investments are as follows:

Name of Issue	Fair Value at March 31, 2013	Gross Additions	Gross Reductions	Interest/Dividend/ Other Income	Fair Value at September 30, 2013
Aventine Renewable Energy Holdings, Inc., 15.00% (12% Cash/3% PIK), 9/24/16 †	$3,866	$34	$—	$277	$3,404
Aventine Renewable Energy Holdings, Inc., 10.50% Cash or 15.00% PIK, 9/24/17 †	9,682	956	—	570	7,724
Aventine Renewable Energy Holdings, Inc., 25.00% PIK, 9/24/16 †	N/A	4,818	—	330	4,818
Aventine Renewable Energy Holdings, Inc Common Equity **	2,347	—	(3,995)	—	207
Aventine Renewable Energy Holdings, Inc., Warrants for Common Equity **	N/A	3,995	—	—	1,199
Highbridge Loan, Ltd., Preference Shares ** ‡ ¢	6,174	5,052	—	588	11,177
Jamestown CLO I LTD, Subordinated Notes, 11/5/24 ‡ † ¢	13,568	14,020	(1,235)	851	13,010
Jamestown CLO I LTD, Class D L+550, 11/5/24 ‡ † ¢	3,537	—	—	124	3,613
Jamestown CLO I LTD, Class C L+400, 11/5/24 ‡ † ¢	1,109	—	—	28	1,108
Kirkwood Fund II LLC, Common Interest ‡ ¢	43,144	—	(2,879)	3,282	37,149
MCF CLO I LLC, Membership Interests ‡ † ¢	38,918	—	—	4,318	39,457
MCF CLO I LLC, Class E, L+575, 4/20/23 ‡ † ¢	12,273	—	—	434	12,194
Slater Mill Loan Fund LTD, Preference Shares ‡ ¢	6,951	—	(590)	490	6,964

	$141,569	$28,875	$(8,699)	$11,292	$142,024

As of September 30, 2013, the Company has a 12.6%, 32%, 31%, 98%, 97%, and 26% equity ownership interest in Aventine Renewable Energy Holdings, Inc., Highbridge Loan, Ltd, Jamestown CLO I Ltd, Kirkwood Fund II LLC, MCF CLO I LLC, and Slater Mill Loan Fund LP, respectively. Investments that the Company owns greater than 25% of the equity and are shown in “Non-Control/Affiliate” have governing documents that preclude the Company from controlling management of the entity and therefore the Company disclaims that the entity is a controlled affiliate.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2013

(in thousands)

(5)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Fair value as of March 31, 2013 and September 30, 2013 along with transactions during the six months ended September 30, 2013 in these Controlled investments are as follows:

Name of Issue	Fair Value at March 31, 2013	Gross Additions	Gross Reductions	Interest/Dividend/ Other Income	Fair Value at September 30, 2013
Merx Aviation Finance Holdings, LLC, 12.00%, 1/9/21	$92,000	$—	$(928)	$5,512	$91,072
Merx Aviation Finance Holdings, LLC, 12.00%, 2/1/21	5,303	—	—	319	5,303
Merx Aviation Finance Holdings, LLC, 12.00%, 3/28/21	4,684	—	—	282	4,684
Merx Aviation Finance Holdings, LLC, 12.00%, 6/25/21	N/A	13,500	—	435	13,500
Merx Aviation Finance Holdings, LLC, 12.00%, 7/25/21	N/A	14,600	(7,075)	182	7,525
Merx Aviation Finance Holdings, LLC, 12.00%, 8/19/21	N/A	4,000	—	69	4,000
Merx Aviation Finance Holdings, LLC, 12.00%, 9/12/21	N/A	4,600	—	17	4,600
LVI Services, Inc.,12.50%, 3/6/18	10,000	—	—	640	10,000
Playpower Holdings, Inc., 14.00% PIK, 12/15/15 †	24,173	1,807	—	1,792	27,648
Playpower, Inc., 12.50% PIK, 12/31/15 †	18,458	1,229	—	1,329	21,203
AIC Credit Opportunity Fund, LLC Common Equity	50,696	20,386	(66,151)	2,260	13
Generation Brands Holdings, Inc. (Quality Home Brands) Common Equity **	432	—	—	—	1,426
Generation Brands Holdings, Inc. (Quality Home Brands) Series H Common Equity **	360	—	—	—	1,188
Generation Brands Holdings, Inc. (Quality Home Brands) Series 2L Common Equity **	1,760	—	—	—	5,812
LVI Parent Corp. Common Equity **	30,575	—	—	75	34,504
Merx Aviation Finance Holdings, LLC Equity Interest **	33,820	35,120	(2,358)	—	71,443
Playpower Holdings, Inc. Common Equity **	38,157	—	—	—	45,827

	$310,418	$95,242	$(76,512)	$12,912	$349,748

As of September 30, 2013, the Company has a 100%, 28%, 32%, 100%, and 100% equity ownership interest in AIC Credit Opportunity Fund, LLC, Generation Brands Holdings, Inc., LVI Parent Corp., Playpower Holdings, Inc., and Merx Aviation Financing Holdings, LLC, respectively.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2013

(in thousands)

(6)	Aggregate gross unrealized appreciation for federal income tax purposes is $119,163; aggregate gross unrealized depreciation for federal income tax purposes is $267,156. Net unrealized depreciation is $147,993 based on a tax cost of $3,177,698.
(7)	Substantially all securities are pledged as collateral to our multicurrency revolving credit facility (the “Facility”). As such these securities are not available as collateral to our general creditors.
(8)	See Note 6.
(9)	The negative fair value is the result of the unfunded commitment being valued below par.
♦	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
*	Denominated in USD unless otherwise noted, Euro (“€”), British Pound (“£”), and Canadian Dollar (“CAD”).
**	Non-income producing security
***	Non-accrual status (see Note 2d)
****	The investment has a put option attached to it and the combined instrument has been recorded in its entirety at fair value as a hybrid instrument in accordance with FASB ASC 815-15-25-4 with subsequent changes in fair value charged or credited to investment gains/losses for each period.
†	Denotes debt securities where the Company owns multiple tranches of the same broad asset type but whose security characteristics differ. Such differences may include level of subordination, call protection and pricing, and differing interest rate characteristics, among other factors. Such factors are usually considered in the determination of fair values.
‡	Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act are subject to change. The Company monitors the status of these assets on an ongoing basis.
¢	Denotes investments where the governing documents of the entity preclude the Company from controlling management of the entity and accordingly the Company disclaims that the entity is a controlled affiliate.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2013

Industry Classification	Percentage of Total Investments (at fair value) as of September 30, 2013
Business Services	12.5%
Oil & Gas	11.4%
Financial Services	11.1%
Healthcare	8.4%
Aviation	6.7%
Telecommunications	5.7%
Diversified Service	5.7%
Diversified Investment Vehicle	5.1%
Chemicals	4.7%
Distribution	3.3%
Leisure	3.1%
Insurance	2.8%
Environmental Services	2.3%
Mining	1.7%
Diversified Natural Resources, Precious Metals and Minerals	1.7%
Transportation	1.7%
Containers, Packaging, and Glass	1.6%
Restaurants	1.6%
Energy	1.5%
Manufacturing	1.4%
Education	1.1%
Printing & Publishing	1.0%
Packaging	0.9%
Grocery	0.7%
Consumer Products	0.5%
Hotels, Motels, Inns, and Gaming	0.5%
Media	0.4%
Broadcasting & Entertainment	0.4%
Home and Office Furnishings and Durable Consumer Products	0.3%
Electronics	0.2%

Total Investments	100.0%

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

March 31, 2013

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON- AFFILIATED INVESTMENTS — 143.9%	Industry	Par Amount*	Cost	Fair Value (1)
CORPORATE DEBT—138.7%
SECURED DEBT—68.8%
1st Lien Secured Debt—22.2%
Amaya Gaming Group, Inc., L+775, 11/5/15	Hotels, Motels, Inns and Gaming	$14,813	$14,617	$14,813
ATI Acquisition Company, P+1400 (P+10.00% Cash/4.00% PIK), 6/30/12 *** †	Education	4,676	3,895	500
ATI Acquisition Company, P+900 (P+5.00% Cash/4.00% PIK), 12/30/14 *** †	Education	15,491	12,596	—
Aventine Renewable Energy Holdings, Inc., 12.00%, 9/24/16 †	Chemicals	3,966	3,850	3,866
Aventine Renewable Energy Holdings, Inc., 10.50% Cash or 15.00% PIK, 9/24/17 †	Chemicals	12,102	16,007	9,682
Aveta, Inc., L+825, 12/12/17	Healthcare	69,594	67,607	69,985
Dark Castle Holdings, LLC, L+225, 3/25/13	Media	34,777	11,061	13,260
Delta Educational Systems, Inc., 16.00% (8.00% Cash/8.00% PIK), 12/11/16	Education	5,018	5,018	5,018
Endeavour International, 12.00%, 3/1/18 ‡	Oil and Gas	14,993	14,471	14,421
Evergreen Tank Solutions, Inc., L+800, 9/28/18	Containers, Packaging, and Glass	31,600	31,004	31,580
Garden Fresh Restaurant Corp., L+525 (L+475 Cash/0.50% PIK), 6/11/13 †	Restaurants	2,503	2,503	2,503
Garden Fresh Restaurant Corp., L+625 (L+575 Cash/0.50% PIK), 6/11/13 †	Restaurants	2,503	2,481	2,503
Miller Energy Resources, Inc., 18.00% (15.00% Cash/3.00% PIK Option), 6/29/17	Oil and Gas	45,307	45,307	45,307
Molycorp Inc., 10.00%, 6/1/20 ‡	Diversified Natural Resources, Precious Metals &Minerals	5,158	4,990	5,123
Nara Cable Funding Limited, 8.875%, 12/1/18 ♦‡	Broadcasting & Entertainment	6,284	5,424	6,497
Osage Exploration & Development, Inc., L+1500, 4/27/15 ‡	Oil and Gas	7,000	6,872	7,000
Panda Sherman Power, LLC, L+750, 9/14/18	Energy	15,000	14,790	15,338
Panda Temple Power, LLC, L+1000, 7/18/18	Energy	25,500	25,031	26,233
Pelican Energy, LLC, 10.00% (7.00% Cash/3.00% PIK), 12/31/18 ‡	Oil and Gas	8,371	8,176	8,539
Penton Media, Inc., L+400 (L+300 Cash/2.00% PIK), 8/1/14	Printing &Publishing	29,923	27,404	28,876
Spotted Hawk Development LLC, 14.00% (13.00% Cash/1.00% PIK), 6/30/16 ‡	Oil and Gas	24,003	23,200	22,983
Sunrun Solar Owner IX, LLC, 9.079%, 12/31/24	Energy	1,103	1,053	1,103
Texas Competitive Electric Holdings, 11.50%, 10/1/20 ♦	Utilities	50,000	49,693	37,656

Total 1st Lien Secured Debt			$397,050	$372,786

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2013

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—143.9%	Industry	Par Amount*	Cost	Fair Value (1)
2nd Lien Secured Debt—46.6%
AI Chem & Cy US AcquiCo, Inc. (Monarch) L+700, 3/20/20 ‡×	Chemicals	$10,000	$9,950	$10,263
Allied Security Holdings, LLC, L+825, 2/2/18	Business Services	31,000	30,764	31,194
Ardent Medical Services, Inc, L+950, 7/2/19	Healthcare	20,000	19,515	20,500
Avaya Inc., 10.5%, 3/1/21 ♦	Telecommunications	16,577	15,835	15,824
Brock Holdings III, Inc., L+825, 3/16/18	Environmental & Facilities Services	27,000	26,579	27,439
Cengage Learning Acquisitions Inc., 12.00%, 6/30/19 ***	Education	69,597	59,918	15,659
Clean Earth, Inc., 13.00%, 8/1/14	Environmental Services	25,000	25,000	25,000
Confie Seguros II, L+900, 5/8/19	Insurance	15,000	14,711	15,375
EZE Software Group LLC, L+750 3/14/21 ×	Business Services	6,132	6,071	6,270
Garden Fresh Restaurant Corp., L+1175 (L+975 Cash/2.00% PIK), 12/11/13	Restaurants	47,075	47,790	32,952
GCA Services Group, Inc., L+800, 10/31/20	Diversified Service	19,547	19,358	19,596
Grocery Outlet Inc., L+925, 6/17/19	Grocery	10,500	10,296	10,539
Healogics Inc., L+800, 2/5/20	Healthcare	5,000	4,951	5,181
Insight Pharmaceuticals, LLC., L+1175, 8/25/17	Consumer Products	15,448	15,199	15,603
IPC Systems, Inc., L+525, 5/31/15	Telecommunications	44,250	42,752	39,604
Kronos, Inc., L+850, 4/26/20	Business Services	56,358	55,269	59,035
Ozburn-Hessey Holding Company LLC, L+950, 10/11/16	Transportation	25,333	25,309	24,320
PH Holdings LLC, 9.75%, 12/31/17	Homebuilding	20,000	19,631	20,800
Ranpak Corp., L+750, 10/20/17 †	Packaging	85,000	85,000	85,000
Ranpak Corp., E+775, 10/20/17 †	Packaging	€40,000	58,042	51,364
Sedgwick Holdings, Inc., L+750, 5/28/17	Business Services	$15,225	15,072	15,453
SESAC International LLC, L+875, 8/8/19	Broadcasting & Entertainment	4,500	4,433	4,613
Smart & Final Stores LLC, L+925, 11/8/20	Grocery	17,260	16,756	17,929
SquareTwo Financial Corp. (Collect America, Ltd.), 11.625%, 4/1/17 ‡	Financial Services	51,079	49,432	52,037
TransFirst Holdings Inc., L+9.75%, 6/27/18	Financial Services	61,250	59,476	62,858
U.S. Renal Care, Inc., L+900, 1/3/20	Healthcare	4,910	4,818	5,008
Valerus Compression Services, LP, 11.50%, 3/26/18	Manufacturing	40,000	40,000	41,200
Vertafore, Inc., L+825, 10/29/17	Oil and Gas	49,260	48,901	50,615

Total 2nd Lien Secured Debt			$830,828	$781,231

TOTAL SECURED DEBT			$1,227,878	$1,154,017

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2013

(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON- AFFILIATED INVESTMENTS—143.9%	Industry	Par Amount*	Cost	Fair Value (1)
UNSECURED DEBT—69.9%
Advantage Sales & Marketing, Inc., 13.00%, 12/31/18	Grocery	$25,000	$25,000	$25,000
Altegrity, Inc., 0.00%, 8/2/16 ♦ †	Diversified Service	3,545	2,358	1,524
Altegrity, Inc., 11.75%, 5/1/16 ♦ †	Diversified Service	14,639	11,885	10,394
Altegrity, Inc., 12.00%, 11/1/15 ♦ †	Diversified Service	100,000	100,000	89,000
American Tire Distributors, Inc., 11.50%, 6/1/18 ♦	Distribution	25,000	25,000	26,300
Angelica Corporation, 15.00% (12.00% Cash/3.00% PIK), 10/15/16	Healthcare	46,284	46,284	47,210
ATI Acquisition Company, P+1400 (P+10.00% Cash/4.00% PIK), 12/30/15 ***	Education	45,153	37,867	—
BCA Osprey II Limited (British Car Auctions), 12.50% PIK, 8/17/17 ‡	Transportation	£25,609	40,643	36,359
BCA Osprey II Limited (British Car Auctions), 12.50% PIK, 8/17/17 ‡	Transportation	€15,528	21,507	18,643
Ceridian Corp., 12.25% Cash or 13.00% PIK, 11/15/15 †	Diversified Service	$80,950	80,892	83,803
Ceridian Corp., 11.25%, 11/15/15 †	Diversified Service	35,800	35,812	37,023
Ceridian Corp., 11.00%, 3/15/21 ♦ †	Diversified Service	67,500	67,500	72,731
Delta Educational Systems, Inc., 16.00% (10.00% Cash/6.00% PIK), 5/12/17	Education	20,430	20,024	19,143
Denver Parent (Venoco, Inc.), 18.00%, 10/3/15 ♦	Oil and Gas	20,000	20,000	23,400
Exova Limited, 10.50%, 10/15/18 ♦ ‡ †	Business Services	£10,000	16,013	16,627
Exova Limited, 10.50%, 10/15/18 ‡ †	Business Services	£12,655	17,116	21,041
First Data Corporation, 11.25%, 1/15/21 ♦ †	Financial Services	$67,000	66,975	69,868
First Data Corporation, 10.625% 6/15/21 †×	Financial Services	10,000	10,000	10,150
Intelsat Bermuda Ltd., 11.25%, 2/4/17 ‡	Broadcasting & Entertainment	44,000	45,153	46,877
Intelsat Bermuda Ltd., 11.50% Cash or 12.50% PIK, 2/4/17 ♦ ‡	Broadcasting & Entertainment	20,000	20,035	21,250
Inventive Health, Inc., 11.00%, 8/15/18 ♦	Healthcare	160,000	160,000	139,200
Laureate Education, Inc., 12.75%, 8/15/17 ♦ ‡	Education	53,540	55,012	57,823
Lonestar Intermediate Super Holdings (Asurion), LLC, L+950, 9/2/19	Insurance	41,922	41,776	45,223

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2013

(in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—143.9%	Industry	Par Amount*	Cost	Fair Value (1)
UNSECURED DEBT—(continued)
Niacet Corp., 13.00%, 8/28/18	Chemicals	$12,500	$12,500	$12,500
SeaCube Container Leasing Ltd., 11.00%, 4/28/16 ‡	Transportation	50,000	50,000	51,500
Univar Inc., 10.50%, 6/30/18	Distribution	20,000	20,000	20,000
U.S. Security Associates Holdings, Inc., 11.00%, 7/28/18	Business Services	135,000	135,000	139,455
Varietal Distribution, 10.75%, 6/30/17 ♦ †	Distribution	€5,187	6,385	6,994
Varietal Distribution, 10.75%, 6/30/17 ♦ †	Distribution	$22,204	21,837	23,328

TOTAL UNSECURED DEBT			$1,212,574	$1,172,366

TOTAL CORPORATE DEBT			$2,440,452	$2,326,383

STRUCTURED PRODUCTS AND OTHER—0.6%
Westbrook CLO Ltd., Series 2006-1A Class E, L+370, 12/20/20 ‡ ♦	Diversified Investment Vehicle	11,000	$7,367	$9,625

TOTAL STRUCTURED PRODUCTS AND OTHER			$7,367	$9,625

		Shares
PREFERRED EQUITY—0.7%
CA Holding, Inc. (Collect America, Ltd.), Series A ** ‡	Financial Services	7,961	$788	$1,592
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 13.50% PIK, ***	Education	12,360	27,685	7,208
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 12.50% PIK, (Convertible) ***	Education	332,500	6,863	—
Varietal Distribution Holdings, LLC, Class A, 8.00% PIK	Distribution	3,097	4,885	2,750

TOTAL PREFERRED EQUITY			$40,221	$11,550

EQUITY—3.9%
Common Equity/Interests—3.4%
Accelerate Parent Corp. (American Tire Distributors) **	Distribution	3,125,000	$3,125	$4,160
AHC Mezzanine LLC (Advanstar) **	Media	—	1,063	242
Altegrity Holding Corp. **	Diversified Service	353,399	13,797	1,111
Aventine Renewable Energy Holdings, Inc. **	Chemicals	262,036	4,684	2,347
CA Holding, Inc. (Collect America, Ltd.) Series A ** ‡	Financial Services	25,000	2,500	2,498
CA Holding, Inc. (Collect America, Ltd.) Series AA ** ‡	Financial Services	4,294	429	859
Clothesline Holdings, Inc. (Angelica Corporation) **	Healthcare	6,000	6,000	3,059

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2013

(in thousands, except shares and warrants)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—143.9%	Industry	Share	Cost	Fair Value (1)
Common Equity/Interests—(continued)
Explorer Coinvest LLC (Booz Allen) ** ‡	Business Services	430	$3,322	$5,319
Garden Fresh Restaurant Holding, LLC **	Restaurants	50,000	5,000	—
Gryphon Colleges Corporation (Delta Educational Systems, Inc.) **	Education	17,500	175	—
GS Prysmian Co-Invest L.P. (Prysmian Cables & Systems) (2,3) ** ‡	Manufacturing	—	—	123
JV Note Holdco LLC (DSI Renal Inc.) **	Healthcare	9,303	85	91
Pelican Energy, LLC ** ‡	Oil and Gas	—	138	146
Penton Business Media Holdings, LLC **	Printing & Publishing	124	4,950	15,778
RC Coinvestment, LLC (Ranpak Corp.) **	Packaging	50,000	5,000	8,233
Sorenson Communications Holdings, LLC Class A **	Consumer Products	454,828	45	1,990
Univar Inc.**	Distribution	900,000	9,000	11,520
Varietal Distribution Holdings, LLC Class A **	Distribution	28,028	28	—

Total Common Equity/Interests			$59,341	$57,476

		Warrants
Warrants—0.5%
CA Holding, Inc. (Collect America, Ltd.), Common ** ‡	Financial Services	7,961	$8	—
Fidji Luxco (BC) S.C.A., Common (FCI)(2) ** ‡	Electronics	24,862	250	$5,788
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Common **	Education	9,820	98	—
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class A-1 Preferred **	Education	45,947	459	—
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class B-1 Preferred **	Education	104,314	1,043	—
Osage Exploration & Development, Inc. ** ‡	Oil and Gas	1,496,843	—	1,841
Spotted Hawk Development LLC, Common ** ‡	Oil and Gas	54,545	852	1,644

Total Warrants			$2,710	$9,273

TOTAL EQUITY			$62,051	$66,749

Total Investments in Non-Controlled/ Non-Affiliated Investments			$2,550,091	$2,414,307

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2013

(in thousands)

INVESTMENTS IN NON-CONTROLLED/AFFILIATED INVESTMENTS—7.5% (4)	Industry	Par Amount*	Cost	Fair Value (1)
STRUCTURED PRODUCTS AND OTHER—7.5%
Highbridge Loan, Ltd., Preference Shares ** ‡ ¢	Diversified Investment Vehicle	$6,174	$6,174	$6,174
Jamestown CLO I LTD, Subordinated Notes, 11/5/24 ‡ † ¢	Diversified Investment Vehicle	15,075	14,053	13,568
Jamestown CLO I LTD, Class D L+550, 11/5/24 ‡ † ¢	Diversified Investment Vehicle	3,800	3,373	3,537
Jamestown CLO I LTD, Class C L+400, 11/5/24 ‡ † ¢	Diversified Investment Vehicle	1,120	1,024	1,109
Kirkwood Fund II LLC, Common Interest ‡ ¢	Diversified Investment Vehicle	—	41,067	43,144
MCF CLO I LLC, Membership Interests ‡ ¢	Diversified Investment Vehicle	38,918	38,918	38,918
MCF CLO I LLC, Class E Notes L+575, 4/20/23 ‡ † ¢	Diversified Investment Vehicle	13,000	12,278	12,273
Slater Mill Loan Fund LTD, Preference Shares ‡ ¢	Diversified Investment Vehicle	8,375	7,119	6,951

TOTAL STRUCTURED PRODUCTS AND OTHER			$124,006	$125,674

Total Investments in Non-Controlled/ Affiliated Investments			$124,006	$125,674

INVESTMENTS IN CONTROLLED INVESTMENTS—18.5% (5)	Industry	Par Amount*	Cost	Fair Value (1)
CORPORATE DEBT—9.2%
SECURED DEBT—6.7%
1st Lien Secured Debt—6.1%
Merx Aviation Finance Holdings, LLC, 12.00%, 1/9/21	Aviation	$92,000	$92,000	$92,000
Merx Aviation Finance Holdings, LLC, 12.00%, 2/1/21	Aviation	5,303	5,303	5,303
Merx Aviation Finance Holdings, LLC, 12.00% 3/28/21	Aviation	4,684	4,684	4,684

Total 1st Lien Secured Debt			$101,987	$101,987

2nd Lien Secured Debt—0.6%
LVI Services, Inc., 12.50%, 3/6/2018	Environmental Services	$10,000	$9,815	$10,000

Total 2nd Lien Secured Debt			$9,815	$10,000

TOTAL SECURED DEBT			$111,802	$111,987

UNSECURED DEBT—2.5%
Playpower Holdings Inc., 14.00% PIK, 12/15/15	Leisure	€19,064	$25,285	$24,173
Playpower, Inc., 12.50% PIK, 12/31/15	Leisure	£12,310	18,838	18,458

TOTAL UNSECURED DEBT			$44,123	$42,631

TOTAL CORPORATE DEBT			$155,925	$154,618

STRUCTURED PRODUCTS AND OTHER—3.0%
AIC Credit Opportunity Fund LLC (6)	Diversified Investment Vehicle	—	$48,102	$50,696

TOTAL STRUCTURED PRODUCTS AND OTHER			$48,102	$50,696

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2013

(in thousands)

INVESTMENTS IN CONTROLLED INVESTMENTS—18.5%(5)	Industry	Shares	Cost	Fair Value (1)
EQUITY—6.3%
Common Equity/Interests—6.3%
Generation Brands Holdings, Inc. (Quality Home Brands) **	Home and Office Furnishings and Durable Consumer Products	9,007	—	$432
Generation Brands Holdings, Inc. Series H (Quality Home Brands) **	Home and Office Furnishings and Durable Consumer Products	7,500	$2,297	360
Generation Brands Holdings, Inc. Series 2L (Quality Home Brands) **	Home and Office Furnishings and Durable Consumer Products	36,700	11,242	1,760
LVI Parent Corp. (LVI Services, Inc.) **	Environmental & Facilities Services	14,981	16,096	30,575
Merx Aviation Finance Holdings, LLC **	Aviation	—	33,820	33,820
Playpower Holdings Inc. **	Leisure	1,000	77,722	38,157

Total Common Equity/Interests			$141,177	$105,104

TOTAL EQUITY			$141,177	$105,104

Total Investments in Controlled Investments			$345,204	$310,418

Total Investments—169.9%(7,8)			$3,019,301	$2,850,399
Liabilities in Excess of Other Assets—(69.9%)				(1,173,010)

Net Assets—100.0%				$1,677,389

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2013

(in thousands)

(1)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2).
(2)	Denominated in foreign currency as indicated.
(3)	The Company is the sole Limited Partner in GS Prysmian Co-Invest L.P.
(4)	Denotes investments in which we are an “Affiliated Person”, as defined in the 1940 Act, due to owning or holding the power to vote 5% or more of the outstanding voting securities of the investment but do not control the company. Fair value as of March 31, 2012 and March 31, 2013 along with transactions during the six months ended September 30, 2013 in these Affiliated investments are as follows:

Name of Issuer	Fair Value at March 31, 2012	Gross Additions	Gross Reductions	Interest/Dividend/ Other Income	Fair Value at March 31, 2013
Highbridge Loan, Ltd., Preference Shares ** ‡	N/A	$4,410	$—	$—	$6,174
Jamestown CLO I LTD, Subordinated Notes, 11/5/24 ‡†	N/A	14,020	—	34	13,568
Jamestown CLO I LTD, Class D L+550, 11/5/24 ‡†	N/A	3,364	—	101	3,537
Jamestown CLO I LTD, Class C L+400, 11/5/24 ‡†	N/A	1,021	—	23	1,109
Kirkwood Fund II LLC, Common Interest ‡	N/A	41,067	—	—	43,144
MCF CLO I LLC, Membership Interests ‡	N/A	40,385	(1,467)	5,896	38,918
MCF CLO I LLC, Class E Notes L+575, 4/20/23 ‡†	N/A	12,273	—	84	12,273
Slater Mill Loan Fund LTD, Preference Shares ‡	N/A	7,370	(251)	929	6,951

	N/A	$123,910	$(1,718)	$7,067	$125,674

As of March 31, 2013, the Company has a 32%, 31%, 98%, 97%, and 26% equity ownership interest in Highbridge Loan, Ltd, Jamestown CLO I Ltd, Kirkwood Fund II LLC, MCF CLO I LLC, and Slater Mill Loan Fund LP, respectively. Investments that the Company owns greater than 25% of the equity and are shown in “Non-Control/Affiliate” have governing documents that preclude the Company from controlling management of the entity and therefore the Company disclaims that the entity is a controlled affiliate.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2013

(in thousands)

(5)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Fair value as of March 31, 2012 and March 31, 2013 along with transactions during the fiscal year ended March 31, 2013 in these Controlled investments are as follows:

Name of Issuer	Fair Value at March 31, 2012	Gross Additions	Gross Reductions	Interest/Dividend/ Other Income	Fair Value at March 31, 2013
Merx Aviation Finance Holdings, LLC, 12.00%, 1/9/21	N/A	$92,000	$—	$2,480	$92,000
Merx Aviation Finance Holdings, LLC, 12.00%, 2/1/21	N/A	5,303	—	103	5,303
Merx Aviation Finance Holdings, LLC, 12.00% 3/28/21	N/A	4,684	—	6	4,684
LVI Services, Inc.,12.50%, 3/6/18	N/A	9,800	—	916	10,000
Playpower Holdings, Inc., 14.00% PIK	$21,576	3,155	—	3,154	24,173
Playpower, Inc., 12.50% PIK	16,960	2,250	—	2,469	18,458
AIC Credit Opportunity Fund LLC Common Equity	56,034	575	(18,466)	7,422	50,696
Generation Brands Holdings, Inc. (Quality Home Brands) Common Equity	130	—	—	—	432
Generation Brands Holdings, Inc. (Quality Home Brands) Series H Common Equity	1,300	—	—	—	360
Generation Brands Holdings, Inc. (Quality Home Brands) Series 2L Common Equity	7,793	—	—	—	1,760
LVI Parent Corp. Common Equity	21,504	—	—	—	30,575
Merx Aviation Finance Holdings, LLC Equity Interest	N/A	33,820	—	—	33,820
Playpower Holdings Inc. Common Equity	61,111	—	—	—	38,157

	$186,408	$151,587	$(18,466)	$16,550	$310,418

As of March 31, 2013, the Company has a 100%, 32%, 32%, 100%, and 100%, equity ownership interest in AIC Credit Opportunity Fund LLC, Generation Brands Holdings, Inc., LVI Parent Corp., Playpower Holdings Inc., and Merx Aviation Financing Holdings LLC, respectively.

(6)	See Note 6.
(7)	Aggregate gross unrealized appreciation for federal income tax purposes is $127,303; aggregate gross unrealized depreciation for federal income tax purposes is $396,790. Net unrealized depreciation is $269,487 based on a tax cost of $3,119,886.
(8)	Substantially all securities are pledged as collateral to our multicurrency revolving credit facility (the “Facility”). As such these securities are not available as collateral to our general creditors.
♦	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
*	Denominated in USD unless otherwise noted, Euro (“€”), British Pound (“£”), and Canadian Dollar (“CAD”).
**	Non-income producing security
***	Non-accrual status (see Note 2d)
†	Denotes debt securities where the Company owns multiple tranches of the same broad asset type but whose security characteristics differ. Such differences may include level of subordination, call protection and pricing, and differing interest rate characteristics, among other factors. Such factors are usually considered in the determination of fair values.
‡	Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act are subject to change. The Company monitors the status of these assets on an ongoing basis.
×	Denotes a “when issued” security that settled after March 31, 2013.
¢	Denotes investments where the governing documents of the entity preclude the Company from controlling management of the entity and that accordingly the Company disclaims that the entity is a controlled affiliate.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS (continued)

March 31, 2013

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2013
Diversified Service	11.1%
Business Services	10.3%
Healthcare	10.2%
Financial Services	7.0%
Diversified Investment Vehicle	6.5%
Oil & Gas	6.2%
Packaging	5.1%
Aviation	4.8%
Transportation	4.6%
Education	3.7%
Distribution	3.3%
Environmental Services	3.3%
Leisure	2.8%
Broadcasting & Entertainment	2.8%
Insurance	2.1%
Telecommunications	1.9%
Grocery	1.9%
Printing & Publishing	1.6%
Energy	1.5%
Manufacturing	1.4%
Chemicals	1.4%
Restaurants	1.3%
Utilities	1.3%
Containers, Packaging and Glass	1.1%
Homebuilding	0.7%
Consumer Products	0.6%
Hotels, Motels, Inns, ad Gaming	0.5%
Media	0.5%
Electronics	0.2%
Diversified Natural Resources, Precious Metals and Minerals	0.2%
Home and Office Furnishings and Durable Consumer Products	0.1%

Total Investments	100.0%

See notes to financial statements.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited)

(in thousands except share and per share amounts)

Note 1. Organization

Apollo Investment Corporation (“Apollo Investment”, the “Company”, “AIC”, “we”, “us”, or “our”), a Maryland corporation organized on February 2, 2004, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). Our investment objective is to generate current income and capital appreciation. We invest primarily in various forms of debt investments, including secured and unsecured loan investments and/or equity in private middle-market companies. We may also invest in the securities of public companies and structured products and other investments such as collateralized loan obligations. Our portfolio is comprised primarily of investments in debt, including secured and unsecured debt of private-middle market companies that, in the case of senior secured loans, generally are not broadly syndicated and whose aggregate tranche size is typically less than $250 million. Our portfolio also includes equity interests such as common stock, preferred stock, warrants or options.

Apollo Investment commenced operations on April 8, 2004 receiving net proceeds of $870,000 from its initial public offering by selling 62 million shares of common stock at a price of $15.00 per share. Since then, and through September 30, 2013, we have raised approximately $2.1 billion in net proceeds from additional offerings of common stock.

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

Interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 or 10 of Regulation S-X, as appropriate. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair statement of financial statements for the interim period, have been included. These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended March 31, 2013. Certain industries were reclassified on the Schedule of Investments for March 31, 2013 to conform to the current period presentation. Certain amounts have been reclassified on the Statement of Operations and the Statement of Assets and Liabilities to conform to the current period presentation. Included in $11,292 of investment income from non-controlled/affiliated investments for the six months ended September 30, 2013 is $5,088 of investment income previously classified as investment income from controlled investments for the three months ended June 30, 2013. For the three and six months ended September 30, 2012, approximately $750 and $1,500, respectively, of investment income previously classified as investment income from controlled investments was reclassified to investment income from non-controlled/affiliated investments.

The significant accounting policies consistently followed by Apollo Investment are:

(a) Security transactions are accounted for on the trade date.

(b) Under procedures established by our board of directors, we value investments, including certain secured debt, unsecured debt and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations (unless they are deemed not to represent fair value). We attempt to obtain market quotations from at least two brokers or dealers (if available,

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

otherwise from a principal market maker or a primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. If and when market quotations are deemed not to represent fair value, we typically utilize independent third party valuation firms to assist us in determining fair value. Accordingly, such investments go through our multi-step valuation process as described below. In each case, our independent third party valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations for such Level 3 categorized assets. Debt investments with remaining maturities of 60 days or less shall each be valued at cost with interest accrued or discount amortized to the date of maturity, unless such valuation, in the judgment of our investment adviser, does not represent fair value, in which case such investments shall be valued at fair value as determined in good faith by or under the direction of our board of directors. Investments that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of our board of directors. Such determination of fair values may involve subjective judgments and estimates.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the quarter ended September 30, 2013, there has been no change to the Company’s valuation techniques and related inputs considered in the valuation process.

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

(d) The Company records interest and dividend income, adjusted for amortization of premium and accretion of discount, on an accrual basis. Some of our loans and other investments, including certain preferred equity investments, may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends computed at the contractual rate are accrued into income and reflected as receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. At the point the Company believes PIK is not expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are reversed from the related receivable through interest or dividend income, respectively. The Company does not reverse previously capitalized PIK interest or dividends. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if the Company believes that PIK is expected to be realized. For the six months ended September 30, 2013, accrued PIK totaled $13,029 on total investment income of $190,380. Loan origination fees, original issue discount, and market discounts are capitalized and amortized into income using the interest method or straight-line, as applicable. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and other investments as interest income when we receive such amounts. Structuring and other lending related fees are recorded as other income when earned. Investments that are expected to pay regularly scheduled interest and/or dividends in cash are generally placed on non-accrual status when principal or interest/dividend cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest/dividend cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest or dividends are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining interest or dividend obligations. Interest or dividend cash payments received on non-accrual designated investments may be recognized as income or applied to principal depending upon management’s judgment.

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

(i) In accordance with Regulation S-X, the Company generally will not consolidate its interest in any company other than in investment company subsidiaries and controlled operating companies substantially all of whose business consists of providing services to the Company. Consequently, the Company has not consolidated special purpose entities through which the special purpose entity acquired and holds investments subject to financing with third parties. At September 30, 2013, the Company did not have any subsidiaries or controlled operating companies that were consolidated. See additional information within note 6.

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

(p) The Company may make investments in derivative instruments. The derivative instruments are fair valued with changes to the fair value reflected in net unrealized appreciation/depreciation during the reporting period and recorded within realized gain/loss upon exit and settlement of the contract. The accrual of periodic interest settlements is recorded in net unrealized appreciation/depreciation and subsequently recorded as net realized gain or loss on the interest settlement date.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued guidance to enhance disclosures about financial instruments and derivative instruments that are either (1) offset or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset. Under the guidance, an entity is required to disclose quantitative information relating to recognized assets and liabilities that are offset or subject to an enforceable master netting arrangement or similar agreement, including the gross amounts of those recognized assets and liabilities, the amounts offset to determine the net amount presented in the statement of financial position, and the net amount presented in the statement of financial position. With respect to amounts subject to an enforceable master netting arrangement or similar agreement which are not offset, disclosure is required of the amounts related to recognized financial instruments and other derivative instruments, the amount related to financial collateral (including cash collateral), and the overall net amount after considering amounts that have not been offset. The guidance is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods and retrospective application is required. As the amendments are limited to disclosure only, the adoption of this guidance did not have a material impact on the financial statements of the Company.

In January 2013, the FASB issued guidance to clarify the scope of disclosures about offsetting assets and liabilities. The amendments clarify that the scope of guidance issued in December 2011 to enhance disclosures around financial instruments and derivative instruments that are either (1) offset, or (2) subject to a master netting arrangement or similar agreement, irrespective of whether they are offset, applies to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. The amendments are effective for interim and annual periods beginning on or after January 1, 2013. As the amendments are limited to disclosure only, the adoption of this guidance did not have a material impact on the financial statements of the Company.

In June 2013, the FASB issued guidance to change the assessment of whether an entity is an investment company by developing a new two-tiered approach that requires an entity to possess certain fundamental characteristics while allowing judgment in assessing certain typical characteristics. The fundamental characteristics that an investment company is required to have include the following: (1) it obtains funds from one or more investors and provides the investor(s) with investment management services; (2) it commits to its investor(s) that its business purpose and only substantive activities are investing the funds solely for returns from capital appreciation, investment income or both; and (3) it does not obtain returns or benefits from an investee or its affiliates that are not normally attributable to ownership interests. The typical characteristics of an investment company that an entity should consider before concluding whether it is an investment company include the following: (1) it has more than one investment; (2) it has more than one investor; (3) it has investors that are not related parties of the parent or the investment manager; (4) it has ownership interests in the form of equity or

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

partnership interests; and (5) it manages substantially all of its investments on a fair value basis. The new approach requires an entity to assess all of the characteristics of an investment company and consider its purpose and design to determine whether it is an investment company. The guidance includes disclosure requirements about an entity’s status as an investment company and financial support provided or contractually required to be provided by an investment company to its investees. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2013. Earlier application is prohibited. The Company is in the process of evaluating the impact that this guidance will have but does not believe that this guidance will have a material impact on its financial statements.

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

The accrual of this theoretical capital gains incentive fee assumes all unrealized capital appreciation and depreciation is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no such accrual for the six months ended September 30, 2013 and 2012. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (“Advisers Act”) or the Investment Advisory Agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the Investment Advisory Agreement which specifically excludes consideration of unrealized capital appreciation.

For the time period between April 1, 2012 and March 31, 2014, AIM will not be paid the portion of the performance-based incentive fee that is attributable to deferred interest, such as PIK, until the Company receives such interest in cash. The accrual of incentive fees shall be reversed if such interest is reversed in connection with any write off or similar treatment of the investment. Upon payment of the deferred incentive fee, AIM will also receive interest on the deferred interest at an annual rate of 3.25% for the period between the date in which the incentive fee is earned and the date of payment.

For the three and six months ended September 30, 2013, the Company expensed $15,356 and $30,113 in base management fees and $11,545 and $23,994 in performance-based incentive fees. For the three and six months ended September 30, 2012, the Company expensed $13,864 and $27,684 in base management fees and $10,942 and $20,458 in performance-based incentive fees. For the three and six months ended September 30, 2013, total management fees waived were $1,893 and $2,966, respectively. For the three and six months ended September 30, 2012, total management fees waived were $400 and $793, respectively. For the three and six months ended September 30, 2013, total incentive fees waived were $1,433 and $2,333, respectively. For the three and six months ended September 30, 2012, total incentive fees waived were $315 and $587, respectively. The amount of the deferred incentive fees for the three and six months ended September 30, 2013 is $1,158 and $2,238, respectively. The amount of the deferred incentive fees for the three and six months ended September 30, 2012 is $879 and $1,710, respectively. The unpaid deferred fee balance included in the management and performance-based incentive fees payable line of the Statement of Assets and Liabilities at September 30, 2013 and March 31, 2013 is $5,337 and $3,935, respectively.

The Company has also entered into an Administration Agreement with the Administrator under which the Administrator provides administrative services for the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator and requested to be reimbursed for performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of its chief financial officer and chief compliance officer and their respective staffs. The Administrator will also provide, on our behalf, managerial assistance to those portfolio companies to which the Company is required to provide such assistance. For the three and six months ended September 30, 2013, the Company recognized expenses under the Administration Agreement of $1,109 and $2,206, respectively. For the three and six months ended September 30, 2012, the Company recognized expenses under the Administration Agreement of $769, and $1,519, respectively.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

The Company has also entered into an expense reimbursement agreement with a subsidiary of a portfolio company that will reimburse the Company for reasonable out-of-pocket expenses incurred, including any interest, fees or other amounts incurred by the Company in connection with letters of credit issued on its behalf. For the three and six months ended September 30, 2013, the Company recognized expenses that were reimbursed under the expense reimbursement agreement of $8 and $8, respectively.

Note 4. Net Asset Value Per Share

At September 30, 2013, the Company’s net assets and net asset value per share were $1,864,644 and $8.30, respectively. This compares to net assets and net asset value per share at March 31, 2013 of $1,677,389 and $8.27, respectively.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share, pursuant to ASC 260-10, for the three and six months ended September 30, 2013 and September 30, 2012, respectively:

	Three months ended September 30,		Six months ended September 30,
Amounts are in thousands, except shares and per share data	2013	2012	2013	2012
Earnings per share—basic
Numerator for increase (decrease) in net assets per share:	$76,425	$73,036	$95,229	$61,394
Denominator for basic weighted average shares:	224,741,351	202,891,351	218,890,805	202,859,395
Basic earnings per share:	$0.34	$0.36	$0.43	$0.30

Earnings per share—diluted
Numerator for increase (decrease) in net assets per share:	$76,425	$73,036	$95,229	$61,394
Adjustment for interest on convertible notes and for incentive fees, net	2,548	2,574	5,103	5,143

Numerator for increase (decrease) in net assets per share, as adjusted	$78,973	$75,610	$100,332	$66,537
Denominator for weighted average shares, as adjusted for dilutive effect of convertible notes:	239,289,451	217,439,451	233,438,905	217,407,495
Diluted earnings per share*:	$0.33	$0.35	$0.43	$0.30

*	In applying the if-converted method, conversion shall not be assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. For the six months ended September 30, 2013, there was no anti-dilution. For the six months ended September 30, 2012, anti-dilution was $0.01.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Note 6. Investments

AIC Credit Opportunity Fund LLC—We own all of the common member interests in AIC Credit Opportunity Fund LLC (“AIC Holdco”). AIC Holdco was formed for the purpose of holding various financed investments. AIC Holdco wholly owned three special purpose entities, each of which in 2008 acquired directly or indirectly an investment in a particular security from an unaffiliated entity that provided leverage for the investment as part of the sale. During the quarter ended June 30, 2013, one of the entities was dissolved so that at September 30, 2013, AIC Holdco wholly owns two special purpose entities. Each of these transactions is described in more detail below together with summary financial information.

In the first of these investments, in June 2008 we invested through AIC Holdco $39,500 in AIC (FDC) Holdings LLC (“Apollo FDC”). Apollo FDC used the proceeds to purchase a Junior Profit-Participating Note due 2013 in principal amount of $39,500 (the “Junior Note”) issued by Apollo I Trust (the “Trust”). The Trust also issued a Senior Floating Rate Note due 2013 (the “Senior Note”) to an unaffiliated third party in principal amount of $39,500 paying interest at the London Interbank Offered Rate (“LIBOR”) plus 1.50%, increasing over time to LIBOR plus 2.0%. The Trust used the aggregate $79,000 proceeds to acquire $100,000 face value of a senior subordinated loan of First Data Corporation (the “FDC Loan”) due 2016. The FDC Loan pays interest at 11.25% per year. The Junior Note of the Trust owned by Apollo FDC pays to Apollo FDC all of the interest and other proceeds received by the Trust on the FDC Loan after satisfying the Trust’s obligations on the Senior Note. The holder of the Senior Note has no recourse to Apollo FDC, AIC Holdco or us with respect to any interest on, or principal of, the Senior Note. However, if the value of the FDC Loan held by the Trust declines sufficiently, the investment would be unwound unless Apollo FDC posts additional collateral for the benefit of the Senior Note. During the fiscal year ended March 31, 2012, we sold $47,145 face value of the FDC Loan. During the period ended September 30, 2013, we unwound the transaction by investing $20,386 into the Trust which then repaid the Senior Note. Subsequent to the repayment of the Senior Note, $10,993 of face value of the FDC Loan was prepaid by First Data Corporation resulting in a distribution of $11,556 to the Company. The remaining FDC Loan, which consisted of $41,862 of face value, was transferred to the Company at an accreted cost of $38,728 with a fair value of $40,397 on the transfer date and the Trust was closed. As a result of this transaction, as of September 30, 2013, Apollo FDC holds no investments. Apollo FDC is in the process of being dissolved.

In the second of these investments, in June 2008 we invested through AIC Holdco $11,375 in AIC (TXU) Holdings LLC (“Apollo TXU”). Apollo TXU acquired exposure to $50,000 notional amount of a LIBOR plus 3.5% senior secured delayed draw term loan of Texas Competitive Electric Holdings (“TXU”) due 2014 through a non-recourse total return swap (the “TRS”) with an unaffiliated third party expiring on October 10, 2013. Pursuant to such delayed draw term loan, Apollo TXU pays an unaffiliated third-party interest at LIBOR plus 1.5% and generally receives all proceeds due under the delayed draw term loan of TXU (the “TXU Term Loan”). Like Apollo FDC, Apollo TXU is entitled to 100% of any realized appreciation in the TXU Term Loan and, since the TRS is a non-recourse arrangement, Apollo TXU is exposed only up to the amount of its investment in the TRS, plus any additional margin we decide to post, if any, during the term of the financing. The TRS does not constitute a senior security or a borrowing of Apollo TXU. In connection with the amendment and extension of the TXU Term Loan in April 2011, for which Apollo TXU received a consent fee along with an increase in the rate of the TXU Term Loan to LIBOR plus 4.5%, Apollo TXU extended its TRS to 2016 at a rate of LIBOR plus 2.0%. During the period ended September 30, 2013, Apollo TXU terminated the entire TRS resulting in a realized loss of $10,314. The excess collateral posted was returned to Apollo TXU and as of September 30, 2013 Apollo TXU did not own any assets. Apollo TXU is in the process of being dissolved.

In the third of these investments, in September 2008 we invested through AIC Holdco $10,022 in AIC (Boots) Holdings, LLC (“Apollo Boots”). Apollo Boots acquired €23,383 and £12,465 principal amount of senior term loans of AB Acquisitions Topco 2 Limited, a holding company for the Alliance Boots group of companies (the

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

“Boots Term Loans”), out of the proceeds of our investment and a multicurrency $40,876 equivalent non-recourse loan to Apollo Boots (the “Acquisition Loan”) by an unaffiliated third party that was scheduled to mature in September 2013 and paid interest at LIBOR plus 1.25% or, in certain cases, the higher of the Federal Funds Rate plus 0.50% or the lender’s prime-rate. The Boots Term Loans paid interest at the rate of LIBOR plus 3% per year and are scheduled to mature in June 2015. During the fiscal year ended March 31, 2013, Apollo Boots sold the entire position of the Boots Term Loans in the amount of €23,383 and £12,465 of principal. As of March 31, 2013, Apollo Boots held no investments. During the quarter ended June 30, 2013 Apollo Boots was dissolved.

We do not consolidate AIC Holdco or its wholly owned subsidiaries and accordingly only the value of our investment in AIC Holdco is included on our statement of assets and liabilities. Our investment in AIC Holdco is valued in accordance with our normal valuation procedures and is based on the values of the underlying assets held by each of the special purpose entities net of associated liabilities. As of September 30, 2013, the only asset remaining was cash held at AIC Holdco. AIC Holdco is in the process of being dissolved, with the remaining cash anticipated to be distributed to the Company.

Below is summarized financial information for AIC Holdco as of September 30, 2013 and March 31, 2013 and for the six months ended September 30, 2013 and 2012.

	September 30, 2013 (unaudited)	March 31, 2013
Assets
Cash	$13	$10
Apollo FDC(1)	—	32,981
Apollo TXU(2)	—	26,641
Other Assets	—	2,702

Total Assets	$13	$62,334

Liabilities
Apollo FDC(3)	$—	$—
Apollo TXU(4)	—	8,936
Other Liabilities	—	2,702

Total Liabilities	$—	$11,638

Net Assets
Apollo FDC	$—	$32,981
Apollo TXU	—	17,705
Other	13	10

Total Net Assets	$13	$50,696

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

	Six months ended September 30, 2013 (unaudited)	Six months ended September 30, 2012 (unaudited)
Net Operating Income (Loss)
Apollo FDC(5)	$1,559	$2,686
Apollo TXU(5)	692	663
Apollo Boots(5)	8	691
Other	4	(5)

Total Operating Income	$2,263	$4,035

Net Realized Gain (Loss)
Apollo FDC	$9,634	$—
Apollo TXU	(10,314)	—
Apollo Boots	—	33,269

Total Net Realized Gain (Loss)	$(680)	$33,269

Net Change in Unrealized Appreciation / Depreciation
Apollo FDC	$(11,509)	$3,204
Apollo TXU	8,936	6,100
Apollo Boots	—	(33,022)

Total Net Change in Unrealized Appreciation / Depreciation	$(2,573)	$(23,718)

Net Income (Loss)(6)
Apollo FDC	$(316)	$5,890
Apollo TXU	(686)	6,763
Apollo Boots	8	938
Other	4	(5)

Total Net Income (Loss)	$(990)	$13,586

(1)	Represents fair value of the Junior Note held by Apollo FDC with a cost of $21,472 as of March 31, 2013. The Junior Note was repaid by transferring the proceeds from the partial prepayment by First Data Corporation and by transferring the residual FDC Note to the Company during the period ended September 30, 2013 at accreted cost.
(2)	Represents fair value of collateral posted in relation to the TRS held by Apollo TXU with a cost of $26,641 at March 31, 2013.
(3)	Apollo FDC’s interest was subject to a senior note of a separate entity of $20,283 at March 31, 2013, however, Apollo FDC had no liability for such senior note. The senior note was repaid during the period ended September 30, 2013.
(4)	Represents liability on the TRS held by Apollo TXU.
(5)	In the case of Apollo FDC, net operating income consists of interest income on the Junior Note less interest paid on the senior note together with immaterial administrative expenses. In the case of Apollo TXU, net operating income consists of net payments from the swap counterparty of Apollo TXU’s obligation to pay interest and its right to receive the proceeds in respect of the reference asset, together with immaterial administrative expenses. In the case of AIC Boots, net operating income consists of interest income on the Boots Term Loans, less interest payments on the Acquisition Loan together with immaterial administrative expenses. There are no management or incentive fees.
(6)	Net income is the sum of operating income, realized gain (loss) and net change in unrealized appreciation / depreciation.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Investments for the Company

Investments for the Company consisted of the following as of September 30, 2013 and March 31, 2013:

	September 30, 2013		March 31, 2013
	Cost	Fair Value	Cost	Fair Value
Secured Debt	$1,569,619	$1,576,367	$1,339,680	$1,266,004
Unsecured Debt	1,054,508	1,033,257	1,256,697	1,214,997
Structured Products and Other	177,056	180,453	179,475	185,995
Preferred Equity	40,420	13,151	40,221	11,550
Common Equity/Interests	230,362	212,755	200,518	162,580
Warrants	8,937	13,723	2,710	9,273

Total	$3,080,902	$3,029,706	$3,019,301	$2,850,399

At September 30, 2013, our investments that were measured at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurement at Reporting Date Using:
Description	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Secured Debt	$1,576,367	$—	$956,993	$619,374
Unsecured Debt	1,033,257	—	656,237	377,020
Structured Products and Other	180,453	—	—	180,453
Preferred Equity	13,151	—	—	13,151
Common Equity/Interests	212,755	—	—	212,755
Warrants	13,723	—	—	13,723

Total	$3,029,706	$—	$1,613,230	$1,416,476

At March 31, 2013, our investments that were measured at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurement at Reporting Date Using:
Description	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Secured Debt	$1,266,004	$—	$625,195	$640,809
Unsecured Debt	1,214,997	—	583,950	631,047
Structured Products and Other	185,995	—	—	185,995
Preferred Equity	11,550	—	—	11,550
Common Equity/Interests	162,580	—	—	162,580
Warrants	9,273	—	—	9,273

Total	$2,850,399	$—	$1,209,145	$1,641,254

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

The following charts shows the components of change in our investments categorized as Level 3 for the three and six months ended September 30, 2013:

For the three months ended September 30, 2013:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)*
	Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/ Interests	Warrants	Total
Beginning Balance, June 30, 2013	$671,491	$490,810	$182,362	$12,794	$196,462	$12,433	$1,566,352
Total realized gains (losses) included in earnings	813	(4,094)	(12,746)	—	—	—	(16,027)
Total change in unrealized depreciation / appreciation included in earnings	8,507	1,701	13,720	257	10,894	1,290	36,369
Net amortization on investments	949	7,807	92	—	—	—	8,848
Purchases, including capitalized PIK	145,600	3,114	38,051	100	7,787	—	194,652
Sales	(87,781)	(104,680)	(51,518)	—	(2,388)	—	(246,367)
Transfers out of Level 3 (1)	(120,205)	(17,638)	—	—	—	—	(137,843)
Transfers into Level 3 (1)	—	—	10,492	—	—	—	10,492

Ending Balance, September 30, 2013	$619,374	$377,020	$180,453	$13,151	$212,755	$13,723	$1,416,476

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized depreciation / appreciation relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized depreciation / appreciation on investments in our Statement of Operations.	$11,880	$(11,188)	$15,160	$257	$10,894	$1,289	$28,292

(1)	Investments are transferred in and out of Level 3 and in and out of Level 2 due to changes in the quantity and quality of information obtained to support the fair value of each investment as assessed by the Adviser. Transfers are assumed to have occurred at the end of the period. There were no transfers between Level 1 and Level 2 fair value measurements during the period shown.
(2)	Includes unfunded revolver obligations measured at fair value of $(6,873).
*	Pursuant to fair value measurement and disclosure guidance, the Company currently categorizes investments by class as shown above.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

For the six months ended September 30, 2013:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)*
	Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/ Interests	Warrants	Total
Beginning Balance, March 31, 2013	$640,809	$631,047	$185,995	$11,550	$162,580	$9,273	$1,641,254
Total realized gains (losses) included in earnings	(22,968)	(43,221)	(2,338)	—	—	—	(68,527)
Total change in unrealized depreciation / appreciation included in earnings	27,396	46,952	(3,272)	1,403	20,332	(1,778)	91,033
Net amortization on investments	2,497	9,693	148	—	—	—	12,338
Purchases, including capitalized PIK	302,470	43,534	60,282	198	36,227	6,228	448,939
Sales	(271,596)	(221,259)	(32,126)	—	(6,384)	—	(531,365)
Transfers out of Level 3 (1)	(59,234)	(89,726)	(38,728)	—	—	—	(187,688)
Transfers into Level 3 (1)	—	—	10,492	—	—	—	10,492

Ending Balance, September 30, 2013	$619,374	$377,020	$180,453	$13,151	$212,755	$13,723	$1,416,746

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized depreciation / appreciation relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized depreciation / appreciation on investments in our Statement of Operations.	$6,008	$(10,015)	$(973)	$1,403	$20,332	$(1,778)	$14,977

(1)	Investments are transferred in and out of Level 3 and in and out of Level 2 due to changes in the quantity and quality of information obtained to support the fair value of each investment as assessed by the Adviser. Transfers are assumed to have occurred at the end of the period. There were no transfers between Level 1 and Level 2 fair value measurements during the period shown.
(2)	Includes unfunded revolver obligations measured at fair value of $(6,873).
*	Pursuant to fair value measurement and disclosure guidance, the Company currently categorizes investments by class as shown above.

Accumulated PIK income activity for the three months ended September 30, 2013:

Three Months Ended September 30, 2013
PIK balance at beginning of period	$56,912
Gross PIK income capitalized	4,791
Adjustments due to investment exits	—
PIK income received in cash	(6,711)

PIK balance at end of period	$54,992

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Accumulated PIK income activity for the six months ended September 30, 2013:

Six Months Ended September 30, 2013
PIK balance at beginning of period	$45,658
Gross PIK income capitalized	16,889
Adjustments due to investment exits	(26)
PIK income received in cash	(7,529)

PIK balance at end of period	$54,992

The following charts shows the components of change in our investments categorized as Level 3 for the three and six months ended September 30, 2012:

For the three months ended September 30, 2012:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)*
	Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/ Interests	Warrants	Total
Beginning Balance, June 30, 2012	$874,080	$1,388,164	$116,124	$31,648	$157,973	$11,595	$2,579,584
Total realized gains (losses) included in earnings	1,352	645	—	—	(42,770)	—	(40,773)
Total change in unrealized depreciation / appreciation included in earnings	11,266	30,049	6,709	(6,722)	34,794	179	76,275
Net amortization on investments	2,717	3,020	63	49	—	—	5,849
Purchases, including capitalized PIK	300,769	95,962	—	1,011	100	—	397,842
Sales	(67,670)	(251,810)	—	—	(23,208)	—	(342,688)
Transfers(1)	(4,683)	—	—	—	4,683	—	—

Ending Balance, September 30, 2012	$1,117,831	$1,266,030	$122,896	$25,986	$131,572	$11,774	$2,676,089

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized depreciation / appreciation relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized depreciation / appreciation on investments in our Statement of Operations.	$6,933	$26,221	$6,709	$(6,722)	$(5,246)	$180	$28,075

(1)	Transfers represent (a) a transfer of $4,683 out of Secured Debt into Common Equity/Interests due to the restructuring of a portfolio company which altered the securities held by the Company and (b) transfers between level 3 and level 2. Transfers are assumed to have occurred at the end of the period. The measurement was reclassified within the fair value hierarchy due to significant inputs that were previously unobservable which became observable given transactions that were observed around the measurement date. There were no transfers between Level 1 and Level 2 fair value measurements during the period shown.
*	Pursuant to fair value measurement and disclosure guidance, the Company currently categorizes investments by class as shown above.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

For the six months ended September 30, 2012:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)*
	Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/ Interests	Warrants	Total
Beginning Balance, March 31, 2012	$864,485	$1,520,152	$63,725	$34,648	$184,341	$9,729	$2,677,080
Total realized gains (losses) included in earnings	2,332	(18,672)	—	—	(42,719)	—	(59,059)
Total change in unrealized depreciation / appreciation included in earnings	4,534	19,911	10,707	(10,740)	10,426	2,045	36,883
Net amortization on investments	3,885	8,556	134	97	—	—	12,672
Purchases, including capitalized PIK	371,037	184,758	48,330	1,981	100	—	606,206
Sales	(123,759)	(448,675)	—	—	(25,259)	—	(597,693)
Transfers(1)	(4,683)	—	—	—	4,683	—	—

Ending Balance, September 30, 2012	$1,117,831	$1,266,030	$122,896	$25,986	$131,572	$11,774	$2,676,089

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized depreciation / appreciation relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized depreciation / appreciation on investments in our Statement of Operations.	$5,976	$2,577	$10,717	$(10,740)	$(28,573)	$2,045	$(17,998)

(1)	Transfers represent (a) a transfer of $4,683 out of Secured Debt into Common Equity/Interests due to the restructuring of a portfolio company which altered the securities held by the Company and (b) transfers between level 3 and level 2. Transfers are assumed to have occurred at the end of the period. The measurement was reclassified within the fair value hierarchy due to significant inputs that were previously unobservable which became observable given transactions that were observed around the measurement date. There were no transfers between Level 1 and Level 2 fair value measurements during the period shown.
*	Pursuant to fair value measurement and disclosure guidance, the Company currently categorizes investments by class as shown above.

Accumulated PIK interest activity for the three months ended September 30, 2012:

Three Months Ended September 30, 2012
PIK balance at beginning of period	$41,777
Gross PIK income capitalized	2,657
Adjustments due to investment exits	—
PIK income received in cash	(1,496)

PIK balance at end of period	$42,938

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Accumulated PIK interest activity for the six months ended September 30, 2012:

Six Months Ended September 30, 2012
PIK balance at beginning of period	$32,963
Gross PIK income capitalized	12,409
Adjustments due to investment exits	—
PIK income received in cash	(2,434)

PIK balance at end of period	$42,938

The following tables summarize the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 3 as of September 30, 2013 and March 31, 2013. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provides information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of September 30, 2013	Valuation Techniques/ Methodologies	Unobservable Input	Range (Weighted Average)
Secured Debt	$543,938	Yield Analysis	Discount Rate	9.1% – 27.5% (14.0%)

Unsecured Debt	377,019	Yield Analysis	Discount Rate	10.0% – 27.0% (12.3%)

Structured Products and Other	111,653	Discounted Cash Flow	Discount Rate	13.0% – 14.8% (13.2%)
	11,191	Net Asset Value	Underlying Assets / Liabilities	n/a

Preferred Equity	13,151	Market Comparable Approach	Comparable Multiple	2.1x – 10.0x (5.7x)

Common Equity / Interests	117,120	Market Comparable Approach	Comparable Multiple	2.1x – 11.5x (8.0x)
	15,000	Market Comparable Approach	Transaction Multiple	9.6x – 9.6x (9.6x)
	135	Net Asset Value	Underlying Assets / Liabilities	n/a
	7,726	Other	Illiquidity / Restrictive Discount	7.0% – 7.0% (7.0%)
	72,567	Yield Analysis	Discount Rate	11.0% – 30.0% (11.2%)

Warrants	12,265	Market Comparable Approach	Comparable Multiple	1.6x – 6.3x (4.8x)
	1,458	Other	Illiquidity / Restrictive discount	20.0% – 20.0% (20.0%)

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of March 31, 2013	Valuation Techniques/ Methodologies	Unobservable Input	Range (Weighted Average)
Secured Debt	$32,952	Market Comparable Approach	Comparable Multiple	6.0x – 6.0x (6.0x)
	422,766	Yield Analysis	Discount Rate	8.0% – 18.0%(12.1%)

Unsecured Debt	504,263	Yield Analysis	Discount Rate	10.1% – 25.0% (13.8%)

Structured Products and Other	43,144	Discounted Cash Flow	Discount Rate	13.0% – 13.0% (13.0%)
	6,174	Recent Transactions	Recent Transactions	n/a
	50,697	Net Asset Value	Underlying Assets / Liabilities	n/a

Preferred Equity	11,550	Market Comparable Approach	Comparable Multiple	4.3x – 10.4x (6.5x)

Common Equity / Interests	33,911	Discounted Cash Flow	Discount Rate	8.0% – 12.5%(12.5%)
	123,081	Market Comparable Approach	Comparable Multiple	2.0x – 10.8x (8.0x)
	123	Net Asset Value	Underlying Assets / Liabilities	n/a
	146	Yield Analysis	Discount Rate	20.0% – 20.0%(20.0%)
	5,319	Other	Illiquidity / Restrictive discount	7.0% – 7.0% (7.0%)

Warrants	7,432	Market Comparable Approach	Comparable Multiple	4.3x – 5.9x (5.4x)
	1,841	Other	Illiquidity / Restrictive discount	20.0% – 20.0% (20.0%)

The significant unobservable inputs used in the fair value measurement of the Company’s debt and equity securities are primarily earnings before interest, taxes, depreciation and amortization (“EBITDA”) comparable multiples and market discount rates. The Company uses EBITDA comparable multiples on its equity securities to determine the fair value of investments. The Company uses market discount rates for debt securities to determine if the effective yield on a debt security is commensurate with the market yields for that type of debt security. If a debt security’s effective yield is significantly less than the market yield for a similar debt security with a similar credit profile, then the resulting fair value of the debt security may be lower. Significant increases or decreases in either of these inputs in isolation would result in a significantly lower or higher fair value measurement. The significant unobservable inputs used in the fair value measurement of the structured products and other include the discount rate applied in the valuation models in addition to default and recovery rates applied to projected cash flows in the valuation models. Specifically, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. Increases in the discount rate can significantly lower the fair value of an investment; conversely decreases in the discount rate can significantly increase the fair value of an investment. The discount rate is determined based on the market rates an investor would expect for a similar investment with similar risks.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Note 7. Derivative Instruments

During the three months ended June 30, 2013, we entered into interest rate swap and interest rate cap agreements to manage interest rate risk associated with one of our structured product investments. During the three months ended September 30, 2013, we exited the investment and subsequently unwound the derivatives. As of September 30, 2013, we did not hold any derivative investments. We do not hold or issue derivative contracts for speculative purposes. We recorded the accrual of periodic interest settlements in net unrealized appreciation/depreciation and subsequently recorded the cash payments as a net realized gain or loss on the interest settlement date, activities which are classified under operating activities in our consolidated statement of cash flows.

The table below summarizes the effect of derivative instruments on our statement of operations for the three and six months ended September 30, 2013:

For the three months ended September 30, 2013:

Derivative Instruments	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Total Gain (Loss)
Interest rate swaps	$(10,088)	$13,162	$3,074
Interest rate caps	3,233	(4,621)	(1,388)

Total	$(6,855)	$8,541	$1,686

For the six months ended September 30, 2013:

Derivative Instruments	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Total Gain (Loss)
Interest rate swaps	$—	$13,162	$13,162
Interest rate caps	—	(4,621)	(4,621)

Total	$—	$8,541	$8,541

The interest income and interest expense on derivatives is shown in the statement of operations within net realized and unrealized gain/loss from investments, cash equivalents, derivatives and foreign currencies. For purposes of the performance-based incentive fee, interest income and interest expense derived from the derivative instruments are included in the calculation of pre-incentive fee net investment income. The interest income and interest expense on derivatives is excluded from the cumulative realized capital gains and cumulative realized capital losses for purposes of the capital gains incentive fee calculation.

Credit Risk-Related Contingent Features

The use of derivatives creates exposure to counterparty credit risk that may result in potential losses in the event that the counterparties to these instruments fail to perform their obligations under the agreements governing such derivatives. The Company seeks to minimize this risk by limiting the Company’s counterparties to major financial institutions with acceptable credit ratings and monitoring positions with individual counterparties. In addition, the Company may be required under the terms of its derivatives agreements to pledge assets as collateral to secure its obligations under the derivatives. The amount of collateral varies over time based on the fair value, notional amount and remaining term of the derivatives, and may exceed the amount owed by the Company on a fair value basis. In the event of a default by a counterparty, the Company would be an unsecured creditor to the extent of any such overcollateralization. At September 30, 2013, there is no cash pledged as collateral.

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

Note 8. Foreign Currency Transactions and Translations

At September 30, 2013, the Company had outstanding non-USD borrowings on its Senior Secured Facility (as defined herein) denominated in Euros and British Pounds. Unrealized appreciation/depreciation on these outstanding borrowings is indicated in the table below:

Foreign Currency	Local Currency	Original Borrowing Cost	Current Value	Reset Date	Unrealized Appreciation (Depreciation)
British Pound	£58,000	$92,695	$93,925	10/31/2013	$(1,230)
Euro	€23,300	31,332	31,540	10/31/2013	(208)
Euro	€15,000	20,021	20,305	10/21/2013	(284)

		$144,048	$145,770		$(1,722)

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

Note 9. Cash Equivalents

The Company held cash equivalents during the year ended March 31, 2013. There were no cash equivalents held as of September 30, 2013 and March 31, 2013.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Note 10. Financial Highlights

The following is a schedule of financial highlights for the six months ended September 30, 2013 and the year ended March 31, 2013:

	Six months ended September 30, 2013 (unaudited)		Fiscal year ended March 31, 2013
Per Share Data:
Net asset value, beginning of period	$8.27		$8.55

Net investment income	0.47		0.83 *
Net realized and unrealized loss	(0.04)		(0.31)*

Net increase in net assets resulting from operations	0.43		0.51 *
Dividends to stockholders from net investment income (1)	(0.40)		(0.79)
Distribution of return of capital	—		(0.01)
Effect of anti-dilution	—	**	— **
Offering costs	—	**	— **

Net asset value at end of period	$8.30		$8.27

Per share market price at end of period	$8.15		$8.36

Total return (2)	2.38%		28.24%

Shares outstanding at end of period	224,741,351		202,891,351

Ratio/Supplemental Data:
Net assets at end of period (in millions)	$1,864.6		$1,677.4

Ratio of net investment income to average net assets (3)	11.31%		9.87%

Ratio of operating expenses to average net assets (3)	6.11	%***	6.28%
Ratio of interest and other debt expenses to average net assets (3)	3.70%		3.43%

Ratio of total expenses to average net assets	9.81	%***	9.71%

Average debt outstanding	$1,167,202		$1,036,780

Average debt per share	$5.33		$5.11

Portfolio turnover ratio	35.5%		49.9%

(1)	Per share amounts reflect total dividends paid per share for the respective periods.
(2)	Total return is not annualized and is based on the change in market price per share during the respective periods. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.
(3)	Annualized
*	Represent rounded numbers
**	Represents less than one cent per average share.
***	The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is shown net of all voluntary management and incentive fee waivers (see note 3). The ratio of annualized operating expenses to average net assets and the ratio of annualized total expenses to average net assets would be 6.70% and 10.40%, respectively, without the voluntary fee waivers.

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

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Estimated Market Value (4)
Senior Secured Facility
Fiscal 2014 (through September 30, 2013)	$312,270	$786	$—	$312,270
Fiscal 2013	536,067	1,137	—	551,097
Fiscal 2012	539,337	1,427	—	N/A
Fiscal 2011	628,443	1,707	—	N/A
Fiscal 2010	1,060,616	2,671	—	N/A
Fiscal 2009	1,057,601	2,320	—	N/A
Fiscal 2008	1,639,122	2,158	—	N/A
Fiscal 2007	492,312	4,757	—	N/A
Fiscal 2006	323,852	4,798	—	N/A
Fiscal 2005	—	—	—	N/A
Senior Secured Notes
Fiscal 2014 (through September 30, 2013)	$270,000	$679	$—	$279,497
Fiscal 2013	270,000	572	—	282,173
Fiscal 2012	270,000	714	—	N/A
Fiscal 2011	225,000	611	—	N/A
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
Fiscal 2005	—	—	—	N/A
2042 Notes
Fiscal 2014 (through September 30, 2013)	$150,000	$377	$—	$130,260
Fiscal 2013	150,000	318	—	148,920
Fiscal 2012	—	—	—	N/A
Fiscal 2011	—	—	—	N/A
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
Fiscal 2005	—	—	—	N/A

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Estimated Market Value (4)
2043 Notes
Fiscal 2014 (through September 30, 2013)	$150,000	$377	$—	$130,200
Fiscal 2013	—	—	—	N/A
Fiscal 2012	—	—	—	N/A
Fiscal 2011	—	—	—	N/A
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
Fiscal 2005	—	—	—	N/A
Convertible Notes
Fiscal 2014 (through September 30, 2013)	$200,000	$503	$—	$212,000
Fiscal 2013	200,000	424	—	212,000
Fiscal 2012	200,000	529	—	N/A
Fiscal 2011	200,000	544	—	N/A
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
Fiscal 2005	—	—	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for each class of securities representing indebtedness is calculated as our total assets, less all liabilities other than indebtedness, divided by each security representing indebtedness. This asset coverage ratio is multiplied by $1 to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit was divided based on the amount outstanding at the end of the period for each.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	The estimated market value was determined based on market quotations as of period-end, if available, or by utilizing a market approach using comparable yields of similar securities. On the reporting date, the carrying value for each debt obligation in the Statement of Assets and Liabilities is the principal outstanding which represents the amount the company expects to settle the obligation.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

Note 11. Debt

The Company’s outstanding debt obligations as of September 30, 2013 were as follows:

	September 30, 2013
Amounts in ‘000s	Date Issued / Amended	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Final Maturity Date
Senior Secured Facility	2013	$1,250,000	$312,270	2018
Senior Secured Notes	2010	225,000	225,000	2015
Senior Secured Notes (Series A)	2011	29,000	29,000	2016
Senior Secured Notes (Series B)	2011	16,000	16,000	2018
2042 Notes	2012	150,000	150,000	2042
2043 Notes	2013	150,000	150,000	2043
Convertible Notes	2011	200,000	200,000	2016

Total Debt Obligations		$2,020,000	$1,082,270

Senior Secured Facility

On September 13, 2013, the Company amended and restated its senior secured, multi-currency, revolving credit facility (the “Senior Secured Facility”). The new facility increased the lenders’ commitments to $1,250,000 and extended the maturity date to August 31, 2018. Additionally, it allows the Company to seek additional commitments from new and existing lenders in the future, up to an aggregate facility size not to exceed $1,710,000. The Senior Secured Facility is secured by substantially all of the assets in Apollo Investment’s portfolio, including cash and cash equivalents. Commencing September 30, 2017, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the Senior Secured Facility as of August 31, 2017. Pricing for Alternate Base Rate (ABR) borrowings is 100 basis points over the applicable Prime Rate and pricing for eurocurrency borrowings is 200 basis points over the LIBOR Rate. The Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Senior Secured Facility and a letter of credit participation fee of 2.00% per annum plus a letter of credit fronting fee of 0.25% per annum on letters of credit issued. Terms used in the foregoing sentence have the meanings set forth in the Senior Secured Facility. The Senior Secured Facility contains affirmative and restrictive covenants, including: (a) periodic financial reporting requirements, (b) maintaining minimum stockholders’ equity of the greater of (i) 40% of the total assets of Apollo Investment and its consolidated subsidiaries as at the last day of any fiscal quarter and (ii) the sum of (A) $845,000 plus (B) 25% of the net proceeds from the sale of equity interests in Apollo Investment after the closing date of the Senior Secured Facility, (c) maintaining a ratio of total assets, less total liabilities (other than indebtedness) to total indebtedness, in each case of Apollo Investment and its consolidated subsidiaries, of not less than 2.0:1.0, (d) limitations on the incurrence of additional indebtedness, including a requirement to meet a certain minimum liquidity threshold before Apollo Investment can incur such additional debt, (e) limitations on liens, (f) limitations on investments (other than in the ordinary course of Apollo Investment’s business), (g) limitations on mergers and disposition of assets (other than in the normal course of Apollo Investment’s business activities), (h) limitations on the creation or existence of agreements that permit liens on properties of Apollo Investment’s consolidated subsidiaries and (i) limitations on the repurchase or redemption of certain unsecured debt and debt securities. In addition to the asset coverage ratio described in clause (c) of the preceding sentence, borrowings under the Senior Secured Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in Apollo Investment’s portfolio. The Senior Secured Facility also provides for the

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

issuance of letters of credit for up to an aggregate amount of $125,000. As of September 30, 2013 and March 31, 2013, the Company had $3,600 and $0, respectively in standby letters of credit issued through the Senior Secured Facility. The amount available for borrowing under the Senior Secured Facility is reduced by any standby letters of credit issued. The available remaining capacity under the Senior Secured Facility was $934,130 at September 30, 2013.

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

2043 Notes

On June 17, 2013, the Company issued $135,000 in aggregate principal amount of 6.875% senior unsecured notes due 2043 and on June 24, 2013 an additional $15,000 in aggregate principal amount of such notes was issued pursuant to the underwriters’ over-allotment option exercise. In total, $150,000 of aggregate principal was issued for net proceeds of $145,275 (the “2043 Notes”). Interest on the 2043 Notes is paid quarterly on January 15, April 15, July 15 and October 15, at a rate of 6.875% per year, commencing on October 15, 2013. The 2043 Notes will mature on July 15, 2043. The Company may redeem the 2043 Notes in whole or in part at any time or from time to time on or after July 15, 2018. The 2043 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior, unsecured indebtedness. The 2043 Notes are listed on The New York Stock Exchange under the ticker symbol “AIY”.

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

The average outstanding debt balance was $1,167,202 and $1,036,780 for the six months ended September 30, 2013 and the fiscal year ended March 31, 2013, respectively. The weighted average annual interest cost, including commitment fees, for the six months ended September 30, 2013 was 5.03%, exclusive of 0.65% for amortization of debt issuance costs. The weighted average annual interest cost, including commitment fees, for the fiscal year ended March 31, 2013 was 4.75%, exclusive of 0.86% for amortization of debt issuance costs. This weighted average annual interest cost reflects the average interest cost for all debt. The maximum amount of debt outstanding during the six months ended September 30, 2013 and the fiscal year ended March 31, 2013 was $1,353,063 and $1,231,035, respectively. The commitment fees for the three and six months ended September 30, 2013 were $745 and $1,328, respectively. The commitment fees for the three and six months ended September 30, 2012 were $658 and $1,408, respectively. As of September 30, 2013, the Company is in compliance with all debt covenants.

Note 12. Commitments and Contingencies

As of September 30, 2013, the Company had outstanding commitments with banks to fund bridge loans in the aggregate amount of $186,333, of which $33,333 is outstanding as of November 8, 2013. AIC’s commitments are subject to the consummation of the underlying corporate transactions and conditional upon receipt of all necessary shareholder, regulatory and other applicable approvals.

APOLLO INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)

(in thousands except share and per share amounts)

As of September 30, 2013, the Company had $69,685 of unfunded revolver obligations. The Company had unfunded delayed draw commitments on senior loans to portfolio companies as of September 30, 2013, of $42,038. The Company also had unfunded delayed draw commitments on senior loans to portfolio companies of $82,667 which require the borrower to meet certain performance thresholds before the Company is obligated to fulfill the commitments and those performance thresholds were not met as of September 30, 2013.

Note 13. Subsequent Events

The Board of Directors declared a dividend of $0.20 per share for the second fiscal quarter of 2014, payable on January 6, 2014 to stockholders of record as of December 19, 2013.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Apollo Investment Corporation

We have reviewed the accompanying statement of assets and liabilities of Apollo Investment Corporation (the “Company”), including the schedule of investments, as of September 30, 2013 and the related statement of operations for the three and six month periods ended September 30, 2013 and September 30, 2012, the statement of cash flows for the six month periods ended September 30, 2013 and September 30, 2012 and the statement of changes in net assets for the six month period ended September 30, 2013. These interim financial statements are the responsibility of the Company’s management.

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

November 8, 2013

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

OVERVIEW

Apollo Investment was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a BDC under the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a RIC under Subchapter M of the Code. Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. Apollo Investment commenced operations on April 8, 2004 upon completion of its initial public offering that raised $870 million in net proceeds selling 62 million shares of its common stock at a price of $15.00 per share. Since then, and through September 30, 2013, we have raised approximately $2.1 billion in net proceeds from additional offerings of common stock.

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

Portfolio and Investment Activity

During the three months ended September 30, 2013, we invested $412 million across 12 new and 18 existing portfolio companies, through a combination of primary and secondary market purchases. This compares to investing $395 million in 13 new and 11 existing portfolio companies for the three months ended September 30, 2012. Investments sold or repaid during the three months ended September 30, 2013 totaled $470 million versus $343 million for the three months ended September 30, 2012.

At September 30, 2013, our portfolio consisted of 93 portfolio companies and was invested 52% in secured debt, 34% in unsecured debt, 6% in structured products and other and 8% in common equity, preferred equity and warrants measured at fair value versus 81 portfolio companies invested 44% in secured debt, 43% in unsecured debt, 7% in structured products and other and 6% in common equity, preferred equity and warrants, measured at fair value at March 31, 2013.

The weighted average yields on our secured debt portfolio, unsecured debt portfolio, and total debt portfolio as of September 30, 2013 at our current cost basis were 11.1%, 11.7%, 11.3%, respectively, exclusive of securities on non-accrual status. The weighted average yields on our secured loan portfolio, unsecured debt portfolio, and total debt portfolio as of March 31, 2013 at the current cost basis were 11.2%, 12.7%, and 11.9%, respectively, exclusive of securities on non-accrual status.

Since the initial public offering of Apollo Investment in April 2004, and through September 30, 2013, invested capital totaled $11.5 billion in 250 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 100 different financial sponsors.

At September 30, 2013, 62% or $1.7 billion of our income-bearing investment portfolio was fixed rate and 38% or $1.0 billion was floating rate, measured at fair value. On a cost basis, 63% or $1.7 billion of our income-bearing investment portfolio was fixed rate and 37% or $1.0 billion is floating rate. At March 31, 2013, 64% or $1.6 billion of our income-bearing debt investment portfolio was fixed rate debt and 36% or $0.9 billion was floating rate debt, measured at fair value. On a cost basis, 65% or $1.6 billion of our income-bearing investment portfolio was fixed rate debt and 35% or $0.9 billion was floating rate debt.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered in the valuation process of independent valuation firms. For the quarter ended September 30, 2013, there was no change to the Company’s valuation techniques and related inputs considered in the valuation process.

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

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. Of the Company’s investments at September 30, 2013, $1.4 billion or 46.8% of the Company’s investments are classified as Level 3.

Revenue Recognition

The Company records interest and dividend income, adjusted for amortization of premium and accretion of discount, on an accrual basis. Some of our loans and other investments, including certain preferred equity investments, may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends computed at the contractual rate are accrued into income and reflected as receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. At the point the Company believes PIK is not expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are reversed from the related receivable through interest or dividend income, respectively. The Company does not reverse previously capitalized PIK interest or dividends. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if the Company again believes that PIK is expected to be realized. For the three and six months ended September 30, 2013, accrued PIK totaled $6.6 million and $13.0 million, on total investment income of $93.7 million and $190.4 million, respectively. Loan origination fees, original issue discount, and market discounts are capitalized and amortized into income using the interest method or straight-line, as applicable. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and other investments as interest income when we receive such amounts. Structuring and other lending related fees are recorded as other income when earned. Investments that are expected to pay regularly scheduled interest and/or dividends in cash are generally placed on non-accrual status when principal or interest/dividend cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest/dividend cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest or dividends are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining interest or dividend obligations. Interest or dividend cash payments received on non-accrual designated investments may be recognized as income or applied to principal depending upon management’s judgment.

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

RESULTS OF OPERATIONS

Results comparisons are for the three and six months ended September 30, 2013 and September 30, 2012.

Investment Income

For the three and six months ended September 30, 2013, gross investment income totaled $93.7 million and $190.4 million, respectively. For the three and six months ended September 30, 2012, gross investment income totaled $83.8 million and $164.2 million, respectively. The increase in gross investment income for the three and six months ended September 30, 2013 as compared to the three and six months ended September 30, 2012 was due to a larger investment portfolio which generated increased recurring income. Also contributing to the increase in investment income during the periods is the generation of non-recurring income such as prepayment fees which resulted in approximately $7.6 million and $15.3 million, respectively, of incremental interest income in the three and six months ended September 30, 2013 as compared to the three and six months ended September 30, 2012. Partially offsetting this increase is the decline in dividend income from AIC Holdco as a result of unwinding the position.

Net expenses

Expenses include management fees, performance-based incentive fees, insurance expenses, administrative services fees, legal fees, directors’ fees, audit and tax services expenses, and other general and administrative expenses. Net expenses totaled $44.1 million and $39.4 million for the three months ended September 30, 2013 and 2012 respectively, of which $23.6 million and $24.1 million, respectively, were base management fees and performance-based incentive fees net of amounts waived and $17.5 million and $12.5 million, respectively, were interest and other debt expenses. Administrative services and other general and administrative expenses totaled $3.1 million and $2.7 million, respectively, for the three months ended September 30, 2013 and 2012. The increase in expenses for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was primarily due to increased interest and other debt expenses of $4.9 million as a result of a larger average debt balance outstanding during the quarter of approximately 24% coupled with slightly higher average interest costs attributed to the issuance of the 2042 Notes and 2043 Notes in October 2012 and June 2013, respectively.

Net expenses totaled $88.4 million and $81.0 million for the six months ended September 30, 2013 and 2012 respectively, of which $48.8 million and $46.8 million, respectively, were base management fees and performance-based incentive fees net of amounts waived and $33.3 million and $28.1 million, respectively, were interest and other debt expenses. Administrative services and other general and administrative expenses totaled $6.3 million and $6.1 million, respectively, for the six months ended September 30, 2013 and 2012. The increase in expenses for the six months ended September 30, 2013 compared to the six months ended September 30, 2012 was primarily due to $5.2 million of additional interest and other debt costs and $2.0 million of incremental management and performance-based incentive fees (net of amounts waived). Interest and other debt costs was higher in the six months ended September 30, 2013 due to a larger average debt balance outstanding during the period of approximately 20% coupled with slightly higher average interest costs attributed to the issuance of the 2042 Notes and 2043 Notes. The main driver for the increase in base management fees and performance-based incentive fees was performance-based incentive fees which were $1.8 million, or 9% higher in the six months ended September 30, 2013 as compared to the six months ended September 30, 2012 mainly due to the 23% increase in net investment income slightly offset by the increased fee waiver percent associated with the May 2013 equity issuance.

Net Investment Income

The Company’s net investment income totaled $49.6 million and $102.0 million, or $0.22 and $0.47, on a per average share basis, respectively, for the three and six months ended September 30, 2013. The Company’s net investment income totaled $44.5 million and $83.2 million, or $0.22 and $0.41, on a per average share basis, respectively, for the three and six months ended September 30, 2012. For the six months ended September 30, 2012, the $83.2 million was net of $1.1 million of non-recurring expenses relating to the refinancing of our Senior Secured Facility.

Net Realized Losses

The Company had investment sales, repayments and refinancing totaling $470.2 million and $1,050.8 million, respectively, for the three and six months ended September 30, 2013. The Company had investment sales, repayments and refinancing totaling $342.7 million and $597.7 million, respectively, for the three and six months ended September 30, 2012. Net realized losses for the three and six months ended September 30, 2013 were $17.3 million and $113.2 million, respectively. Net realized losses for the three and six months ended September 30, 2012 were $40.6 million and $59.4 million, respectively. Net realized losses for the three months ended September 30, 2013 were primarily driven by the exit of the secured debt in Texas Competitive Electric Holdings (“TXU”) which was partially offset by realized gains on the exit of the interest rate swaps and caps. Net realized losses for the six months ended September 30, 2013 were primarily the result of the sale of three portfolio companies: Cengage Learning Acquisitions, ATI Acquisition Company and TXU. These losses were partially offset by realized gains from the exit of various portfolio companies and the realized gain on the exit of the interest rate swaps and caps. Net realized losses for the three and six months ended September 30, 2012 were primarily derived from the exits of select investments, including $42.8 million from the exit of New Omaha Holdings Co-Invests L.P. and a foreign exchange loss of $9.9 million incurred upon the sale of our investment in AB Acquisitions. A portion of the realized losses incurred upon the exit of these investments reversed out previously reported unrealized losses.

Net Unrealized Appreciation (Depreciation) on Investments, Cash Equivalents, Derivatives and Foreign Currencies

For the three and six months ended September 30, 2013, net change in unrealized appreciation/depreciation on the Company’s investments, cash equivalents, derivatives and foreign currencies totaled $44.1 million and $106.5 million, respectively. For the three and six months ended September 30, 2012, net change in unrealized appreciation/depreciation on the Company’s investments, cash equivalents, derivatives and foreign currencies totaled $69.1 million and $37.6 million, respectively. For the three months ended September 30, 2013, the net change in unrealized appreciation/depreciation was primarily derived from the reversal of previously recognized unrealized depreciation upon the exit of TXU along with the increase in valuation in a number of our portfolio companies due to positive developments in their performance or company outlook. For the six months ended

September 30, 2013, the net change in unrealized appreciation/depreciation was primarily driven by the reversal of previously recognized unrealized depreciation upon the exit of Cengage Learning Acquisitions, ATI Acquisition Company and TXU. The remainder of the portfolio was impacted by general capital market conditions and improved portfolio company fundamentals. For the three and six months ended September 30, 2012, the increase in unrealized appreciation was derived from a combination of improvements in the fundamental operating performance at select portfolio companies, general capital market condition, and the recognition of realized losses which reversed previously recognized unrealized depreciation.

Net Increase (Decrease) in Net Assets From Operations

For the three and six months ended September 30, 2013, the Company had a net increase in net assets resulting from operations of $76.4 million and $95.2 million, respectively. For the three and six months ended September 30, 2012, the Company had a net increase in net assets resulting from operations of $73.0 million and $61.4 million, respectively. For the three months ended September 30, 2013, basic and diluted income per average share were $0.34 and $0.33, respectively. For the six months ended September 30, 2013, basic and diluted income per average share were $0.43 and $0.43, respectively. For the three months ended September 30, 2012, basic and diluted income per average share were $0.36 and $0.35, respectively. For the six months ended September 30, 2012, basic and diluted income per average share were $0.30 and $0.30, respectively.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued guidance to enhance disclosures about financial instruments and derivative instruments that are either (1) offset or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset. Under the guidance, an entity is required to disclose quantitative information relating to recognized assets and liabilities that are offset or subject to an enforceable master netting arrangement or similar agreement, including the gross amounts of those recognized assets and liabilities, the amounts offset to determine the net amount presented in the statement of financial position, and the net amount presented in the statement of financial position. With respect to amounts subject to an enforceable master netting arrangement or similar agreement which are not offset, disclosure is required of the amounts related to recognized financial instruments and other derivative instruments, the amount related to financial collateral (including cash collateral), and the overall net amount after considering amounts that have not been offset. The guidance is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods and retrospective application is required. As the amendments are limited to disclosure only, the adoption of this guidance did not have a material impact on the financial statements of the Company.

In January 2013, the FASB issued guidance to clarify the scope of disclosures about offsetting assets and liabilities. The amendments clarify that the scope of guidance issued in December 2011 to enhance disclosures around financial instruments and derivative instruments that are either (1) offset, or (2) subject to a master netting arrangement or similar agreement, irrespective of whether they are offset, applies to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. The amendments are effective for interim and annual periods beginning on or after January 1, 2013. As the amendments are limited to disclosure only, the adoption of this guidance did not have a material impact on the financial statements of the Company.

In June 2013, the FASB issued guidance to change the assessment of whether an entity is an investment company by developing a new two-tiered approach that requires an entity to possess certain fundamental characteristics while allowing judgment in assessing certain typical characteristics. The fundamental characteristics that an investment company is required to have include the following: (1) it obtains funds from one or more investors and provides the investor(s) with investment management services; (2) it commits to its investor(s) that its business purpose and only substantive activities are investing the funds solely for returns from capital appreciation, investment income or both; and (3) it does not obtain returns or benefits from an investee or its affiliates that are not normally attributable to ownership interests. The typical characteristics of an investment company that an entity should consider before concluding whether it is an investment company include the following: (1) it has more than one investment; (2) it has more than one investor; (3) it has investors that are not related parties of the parent or the investment manager; (4) it has ownership interests in the form of equity or partnership interests; and (5) it manages substantially all of its investments on a fair value basis. The new approach requires an entity to assess all of the characteristics of an investment company and consider its purpose and design to determine whether it is an investment company. The guidance includes disclosure requirements about an entity’s status as an investment company and financial support provided or contractually required to be provided by an investment company to its investees. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2013. Earlier application is prohibited. The Company is in the process of evaluating the impact that this guidance will have, but does not believe that this guidance will have a material impact on its financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through periodic follow-on equity and debt offerings, our senior secured, multi-currency $1.25 billion Senior Secured Facility maturing on August 31, 2018 (see note 11 within the Notes to Financial Statements), our senior secured notes, our senior unsecured notes, investments in special purpose entities in which we hold and finance particular investments on a non-recourse basis, as well as from cash flows from operations, investment sales of liquid assets and prepayments of senior and subordinated loans and income earned from investments. The Company also has investments in its portfolio that contain PIK provisions. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders annually in the form of dividends, even though the Company has not yet collected the cash. For the three and six months ended September 30, 2013, accrued PIK totaled $6.6 million and $13.0 million, respectively, on total investment income of $93.7 million and $190.4 million, respectively. For the three months ended September 30, 2012, accrued PIK totaled $4.5 million and $8.8 million, respectively, on total investment income of $83.8 million and $164.2 million, respectively. At September 30, 2013, the Company had $312 million in borrowings outstanding, $4 million of letters of credit issued and $934 million of unused capacity under its Senior Secured Facility. As of September 30, 2013, aggregate lender commitments under the Senior Secured Facility total $1.25 billion.

On June 17, 2013, the Company issued $135 million in aggregate principal amount of 6.875% senior unsecured notes due 2043 and on June 24, 2013 an additional $15 million in aggregate principal amount of such notes was issued pursuant to the underwriters’ over-allotment option exercise. In aggregate, $150 million of principal was issued for net proceeds of $145.3 million (the “2043 Notes”). Interest on the 2043 Notes is paid quarterly on January 15, April 15, July 15 and October 15, at a rate of 6.875% per year, commencing on October 15, 2013. The 2043 Notes mature on July 15, 2043. The Company may redeem the 2043 Notes in whole or in part at any time or from time to time on or after July 15, 2018.

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

In April 2012, a subsidiary of Apollo Global Management, LLC purchased 5,847,953 newly issued shares of the Company based on the NAV as of March 31, 2012 of $8.55 per share. AIM has agreed to waive the base management and incentive fees associated with this equity capital for the time period beginning April 2, 2012 through March 31, 2014.

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

On August 11, 2011, the Company adopted a plan for the purpose of repurchasing up to $200 million of its common stock in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The Company’s plan was designed to allow it to repurchase its shares both during its open window periods and at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. A broker selected by the Company will have the authority under the terms and limitations specified in the plan to repurchase shares on the Company’s behalf in accordance with the terms of the plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plan. While the portion of the plan reliant on Rule 10b-18 remains in effect, the portion reliant on Rule 10b5-1 is subject to periodic renewal and is not currently in effect. As of September 30, 2013, no shares have been repurchased.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. (See note 2(n) within the accompanying financial statements.) At the end of each fiscal quarter, we consider taking proactive steps utilizing cash equivalents with the objective of enhancing our investment flexibility during the following quarter, pursuant to Section 55 of the 1940 Act. More specifically, we may purchase U.S. Treasury bills from time-to-time on the last business day of the quarter and typically close out that position on the following business day, settling the sale transaction on a net cash basis with the purchase, subsequent to quarter end. Apollo Investment may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our Senior Secured Facility, as we deem appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. There were no cash equivalents held as of September 30, 2013.

Contractual Obligations

	Payments due by Period as of September 30, 2013 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Facility (1)	$312	$—	$—	$312	$—
Senior Secured Notes	$225	$—	$225	$—	$—
Senior Secured Notes (Series A)	$29	$—	$29	$—	$—
Senior Secured Notes (Series B)	$16	$—	$—	$16	$—
2042 Notes	$150	$—	$—	$—	$150
2043 Notes	$150	$—	$—	$—	$150
Convertible Notes	$200	$—	$200	$—	$—

(1)	At September 30, 2013, there was $3.6 million of letters of credit issued under the Senior Secured Facility that are not recorded as liabilities on the Company’s Statements of Assets and Liabilities and the Company had $934 million of unused capacity under its Senior Secured Facility.

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

Off-Balance Sheet Arrangements (dollars in thousands)

As of September 30, 2013 and March 31, 2013, the Company had $69,685 and $0, respectively, of unfunded revolver obligations with a fair value of $(6,873) and $0, respectively. These amounts may or may not be funded to the borrowing party in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of September 30, 2013 and March 31, 2013, respectively, subject to the terms of each loan’s respective credit agreements.

As of September 30, 2013, the Company had outstanding commitments with banks to fund bridge loans in the aggregate amount of $186,333, of which $33,333 is outstanding as of November 8, 2013. AIC’s commitments are subject to the consummation of the underlying corporate transactions and conditional upon receipt of all necessary shareholder, regulatory and other applicable approvals.

The Company had unfunded delayed draw commitments on senior loans to portfolio companies as of September 30, 2013, of $42,038. The Company also had unfunded delayed draw commitments on senior loans to portfolio companies of $82,667 which require the borrower to meet certain performance thresholds before the Company is obligated to fulfill the commitments and those performance thresholds were not met as of September 30, 2013.

AIC Credit Opportunity Fund LLC (amounts in thousands)

We own all of the common member interests in AIC Credit Opportunity Fund LLC (“AIC Holdco”). AIC Holdco was formed for the purpose of holding various financed investments. AIC Holdco wholly owned three special purpose entities, each of which in 2008 acquired directly or indirectly an investment in a particular security from an unaffiliated entity that provided leverage for the investment as part of the sale. During the quarter ended June 30, 2013 one of the entities was dissolved so that at September 30, 2013 AIC Holdco wholly owns two special purpose entities. Each of these transactions is described in more detail below together with summary financial information.

In the first of these investments, in June 2008 we invested through AIC Holdco $39,500 in AIC (FDC) Holdings LLC (“Apollo FDC”). Apollo FDC used the proceeds to purchase a Junior Profit-Participating Note due 2013 in principal amount of $39,500 (the “Junior Note”) issued by Apollo I Trust (the “Trust”). The Trust also issued a Senior Floating Rate Note due 2013 (the “Senior Note”) to an unaffiliated third party in principal amount of $39,500 paying interest at LIBOR plus 1.50%, increasing over time to LIBOR plus 2.0%. The Trust used the aggregate $79,000 proceeds to acquire $100,000 face value of a senior subordinated loan of First Data Corporation (the “FDC Loan”) due 2016. The FDC Loan pays interest at 11.25% per year. The Junior Note of the Trust owned by Apollo FDC pays to Apollo FDC all of the interest and other proceeds received by the Trust on the FDC Loan after satisfying the Trust’s obligations on the Senior Note. The holder of the Senior Note had no recourse to Apollo FDC, AIC Holdco or us with respect to any interest on, or principal of, the Senior Note. However, if the value of the FDC Loan held by the Trust declines sufficiently, the investment would be unwound unless Apollo FDC posts additional collateral for the benefit of the Senior Note. During the fiscal year ended March 31, 2012, we sold $47,145 face value of the FDC Loan. During the period ended September 30, 2013 we unwound the transaction by investing $20,386 into the Trust which then repaid the Senior Note. Subsequent to the repayment of the Senior Note, $10,993 of face value of the FDC Loan was prepaid by First Data Corporation resulting in a distribution of $11,556 to the Company. Prior to June 30, 2013 the remaining FDC Loan, which consisted of $41,862 of face value, was transferred to the Company at an accreted cost of $38,728 with a fair value of $40,397 on the transfer date and the Trust was closed. As a result of this transaction, as of June 30, 2013, Apollo FDC holds no investments. Apollo FDC is in the process of being dissolved.

In the second of these investments, in June 2008 we invested through AIC Holdco $11,375 in AIC (TXU) Holdings LLC (“Apollo TXU”). Apollo TXU acquired exposure to $50,000 notional amount of a LIBOR plus 3.5% senior secured delayed draw term loan of Texas Competitive Electric Holdings (“TXU”) due 2014 through a non-recourse total return swap (the “TRS”) with an unaffiliated third party expiring on October 10, 2013. Pursuant to such delayed draw term loan, Apollo TXU pays an unaffiliated third-party interest at LIBOR plus 1.5% and generally receives all proceeds due under the delayed draw term loan of TXU (the “TXU Term Loan”). Like Apollo FDC, Apollo TXU is entitled to 100% of any realized appreciation in the TXU Term Loan and, since the TRS is a non-recourse arrangement, Apollo TXU is exposed only up to the amount of its investment in the TRS, plus any additional margin we decide to post, if any, during the term of the financing. The TRS does not constitute a senior security or a borrowing of Apollo TXU. In connection with the amendment and extension of the TXU Term Loan in April 2011, for which Apollo TXU received a consent fee along with an increase in the rate of the TXU Term Loan to LIBOR plus 4.5%, Apollo TXU extended its TRS to 2016 at a rate of LIBOR plus 2.0%. During the period ended September 30, 2013, Apollo TXU terminated the entire TRS resulting in a realized loss of $10,314. The excess collateral posted was returned to Apollo TXU and at September 30, 2013, Apollo TXU did not have any assets. Apollo TXU is in the process of being dissolved.

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

We do not consolidate AIC Holdco or its wholly owned subsidiaries and accordingly only the value of our investment in AIC Holdco is included on our statement of assets and liabilities. Our investment in AIC Holdco is valued in accordance with our normal valuation procedures and is based on the values of the underlying assets held by each of the special purpose entities net of associated liabilities. At September 30, 2013, the only asset remaining was cash held at AIC Holdco. AIC Holdco is in the process of being dissolved, with the remaining cash to be distributed to the Company.

Below is summarized financial information for AIC Holdco as of September 30, 2013 and March 31, 2013 and for the six months ended September 30, 2013 and September 30, 2012.

	September 30, 2013 (unaudited)	March 31, 2013
Assets
Cash	$13	$10
Apollo FDC(1)	—	32,981
Apollo TXU(2)	—	26,641
Other Assets	—	2,702

Total Assets	$13	$62,334

Liabilities
Apollo FDC(3)	$—	$—
Apollo TXU(4)	—	8,936
Other Liabilities	—	2,702

Total Liabilities	$—	$11,638

	September 30, 2013 (unaudited)	March 31, 2013

Net Assets
Apollo FDC	$—	$32,981
Apollo TXU	—	17,705
Other	13	10

Total Net Assets	$13	$50,696

	Six Months Ended September 30, 2013 (unaudited)	Six Months Ended September 30, 2012 (unaudited)
Net Operating Income (Loss)
Apollo FDC(5)	$1,559	$2,686
Apollo TXU(5)	692	663
Apollo Boots(5)	8	691
Other	4	(5)

Total Operating Income	$2,263	$4,035

Net Realized Gain (Loss)
Apollo FDC	$9,634	$—
Apollo TXU	(10,314)	—
Apollo Boots	—	33,269

Total Net Realized Gain (Loss)	$(680)	$33,269

Net Change in Unrealized Appreciation / Depreciation
Apollo FDC	$(11,509)	$3,204
Apollo TXU	8,936	6,100
Apollo Boots	—	(33,022)

Total Net Change in Unrealized Appreciation / Depreciation	$(2,573)	$(23,718)

Net Income (Loss) (6)
Apollo FDC	$(316)	$5,890
Apollo TXU	(686)	6,763
Apollo Boots	8	938
Other	4	(5)

Total Net Income (Loss)	$(990)	$13,586

(1)	Represents fair value of the Junior Note held by Apollo FDC as of March 31, 2013 with a cost of $21,472. The Junior Note was repaid by transferring the proceeds from the partial prepayment by First Data Corporation and by transferring the residual FDC Note to the Company during the period ended June 30, 2013 at accreted cost.
(2)	Represents fair value of collateral posted in relation to the TRS held by Apollo TXU with a cost of $26,641 at March 31, 2013.
(3)	Apollo FDC’s interest was subject to a senior note of a separate entity of $20,283 at March 31, 2013, however, Apollo FDC had no liability for such senior note. The senior note was repaid during the period ended June 30, 2013.
(4)	Represents liability on the TRS held by Apollo TXU.

(5)	In the case of Apollo FDC, net operating income consists of interest income on the Junior Note less interest paid on the senior note together with immaterial administrative expenses. In the case of Apollo TXU, net operating income consists of net payments from the swap counterparty of Apollo TXU’s obligation to pay interest and its right to receive the proceeds in respect of the reference asset, together with immaterial administrative expenses. In the case of AIC Boots, net operating income consists of interest income on the Boots Term Loans, less interest payments on the Acquisition Loan together with immaterial administrative expenses. There are no management or incentive fees.
(6)	Net income is the sum of operating income, realized gain (loss) and net change in unrealized appreciation / depreciation.

Dividends

Dividends to stockholders for the three and six months ended September 30, 2013 totaled $44.9 million or $0.20 per share, and $89.9 million or $0.40 per share, respectively. Dividends to stockholders for the three and six months ended September 30, 2012 totaled $40.6 million or $0.20 per share, and $81.2 million or $0.40 per share, respectively. Tax characteristics of all dividends will be reported to shareholders on Form 1099 after the end of the calendar year. Our quarterly dividends, if any, will be determined by our Board of Directors.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. During the period ended September 30, 2013, many of the loans in our portfolio had floating interest rates. These loans are usually based on floating LIBOR and typically have durations of one to six months after which they reset to current market interest rates. The Company also has a Senior Secured Facility that is based on floating LIBOR rates.

Based on our September 30, 2013 balance sheet, the following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt assuming no changes in our investment and borrowing structure:

(in thousands except per share data) Basis Point Change	Net Investment Income	Net Investment Income per Share
Up 300 basis points	$17,299	$0.077
Up 200 basis points	$11,450	$0.051
Up 100 basis points	$(747)	$(0.003)

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

Item  4. Controls and Procedures

(a)     Evaluation of Disclosure Controls and Procedures

As of September 30, 2013 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)     Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financing reporting that occurred during the second fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 20, 2013 the Company was named as a defendant in a compliant by the bankruptcy trustee of DSI Renal Holdings and related companies (“DSI”). The complaint alleges, among other things, that the Company participated in a “fraudulent conveyance” involving a restructuring and subsequent sale of DSI in 2010 and 2011. The complaint seeks, jointly and severally from all defendants, (1) damages of approximately $425 million, of which the Company’s share would be approximately $41 million, and the return of 9,000 shares of common stock of DSI obtained by the Company in the restructuring and sale and (2) punitive damages. At this point in time, the Company is unable to assess whether it may have any liability in this action. The Company has not made any determination that this action is or may be material to the Company and intends to vigorously defend itself. The Company has filed a motion to dismiss this litigation.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section of our Form N-2 filed on September 9, 2013, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”) added a new subsection (r) to section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requiring an issuer to disclose in its annual and quarterly reports whether it or any of its affiliates have knowingly engaged in specified activities or transactions relating to Iran, including activities not prohibited by U.S. law and conducted outside the U.S. by non-U.S. affiliates in compliance with local law. The Company has been advised that, as of October 24, 2013, certain investment funds managed by affiliates of Apollo Global Management, LLC (“Apollo”) beneficially owned approximately 22% of the limited liability company interests of CEVA. Under the limited liability company agreement governing CEVA, certain investment funds managed by affiliates of Apollo hold a majority of the voting power of CEVA and have the right to elect a majority of the board of CEVA

Holdings, LLC (“CEVA”). Because of the relationship with AIM, which is an indirect subsidiary and is considered to be an affiliate of Apollo, the Company may be considered to be an affiliate of CEVA since the Company and CEVA may be deemed to be under the common control of Apollo. However, this disclosure is not meant to be an admission that such common control exists. As a result, it appears that the Company is required to provide the disclosures set forth below pursuant to Section 219 of ITRA and Section 13(r) of the Exchange Act.

The disclosure below does not relate to any activities conducted by the Company and does not involve the Company, the Company’s management or AIM. The disclosure relates solely to activities conducted by CEVA.

Apollo has informed the Company that CEVA has provided it with the information below relevant to Section 13(r) of the Exchange Act. The Company has not independently verified or participated in the preparation of the disclosure below.

“Through an internal review of its global operations, CEVA has identified the following transactions in an Initial Notice of Voluntary Self-Disclosure that CEVA filed with the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”) on October 28, 2013. CEVA’s review is ongoing. CEVA will file a further report with OFAC after completing its review.

The internal review indicates that, in December 2012, CEVA Freight Italy Srl (“CEVA Italy”) provided customs brokerage and freight forwarding services for the export to Iran of two measurement instruments to the Iranian Offshore Engineering Construction Company, a joint venture between two entities that are identified on OFAC’s list of Specially Designated Nationals (“SDN”). The revenues and net profits for these services were approximately $1,260.64 USD and $151.30 USD, respectively. In February 2013, CEVA Freight Holdings (Malaysia) SDN BHD (“CEVA Malaysia”) provided customs brokerage for export and local haulage services for a shipment of polyethylene resin to Iran shipped on a vessel owned and/or operated by HDS Lines, also an SDN. The revenues and net profits for these services were approximately $779.54 USD and $311.13 USD, respectively. In September 2013, CEVA Malaysia provided customs brokerage services for the import into Malaysia of fruit juice from Alifard Co. in Iran via HDS Lines. The revenues and net profits for these services were approximately $227.41 USD and $89.29 USD, respectively.

These transactions violate the terms of internal CEVA compliance policies, which prohibit transactions involving Iran. Upon discovering these transactions, CEVA promptly launched an internal investigation, and is taking action to block and prevent such transactions in the future. CEVA intends to cooperate with OFAC in its review of this matter.”

Item 6. Exhibits

(a)	Exhibits

Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1	Articles of Amendment and Restatement, as amended (1)

3.2	Third Amended and Restated Bylaws (2)

4.1	Second Supplemental Indenture, dated as of June 17, 2013, relating to the 6.875% Senior Notes due 2043, between the Registrant and U.S. Bank National Association, as Trustee (3)

4.2	Form of 6.875% Senior Notes due 2043 (contained in the Second Supplemental Indenture filed as Exhibit 4.1 hereto) (3)

10.1	Amended and Restated Senior Secured Revolving Credit Agreement, dated as of September 13, 2013, between Apollo Investment Corporation, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (4)

22.1	Proxy Statement (Annual Meeting) (5)

22.2	Proxy Statement (Special Meeting) (5)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Filed herewith.
(1)	Incorporated by reference from the Registrant’s post-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on August 14, 2006.
(2)	Incorporated by reference from the Registrant’s Form 8-K, filed on November 6, 2009.
(3)	Incorporated by reference from the Registrant’s Form 8-K, filed on June 17, 2013.
(4)	Incorporated by reference from the Registrant’s Form 8-K, filed on September 19, 2013.
(5)	Incorporated by reference from the Registrant’s 14A, filed on June 20, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 8, 2013.

APOLLO INVESTMENT CORPORATION

By:	/s/ JAMES C. ZELTER
James C. Zelter
Chief Executive Officer

By:	/s/ GREGORY W. HUNT
Gregory W. Hunt
Chief Financial Officer and Treasurer