Form 10-Q
period 2013-12-31
APOLLO INVESTMENT CORP
filed 2014-02-06
CIK 1278752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of February 6, 2014 was 224,741,351.

APOLLO INVESTMENT CORPORATION
FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2013

PART I. FINANCIAL INFORMATION
In this Quarterly Report, “Apollo Investment”, the “Company”, “AIC”, “we”, “us” and “our” refer to Apollo Investment Corporation unless the context otherwise states.

Item 1. Financial Statements
APOLLO INVESTMENT CORPORATION
STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share amounts)

	December 31, 2013 (unaudited)	March 31, 2013
Assets
Non-controlled/non-affiliated investments, at fair value (cost—$2,620,699 and $2,550,091, respectively)	$2,643,893	$2,414,307
Non-controlled/affiliated investments, at fair value (cost—$164,914 and $124,006, respectively)	156,038	125,674
Controlled investments, at fair value (cost—$394,787 and $345,204, respectively)	383,680	310,418
Total investments	3,183,611	2,850,399

Cash	12,612	3,902
Foreign currency (cost—$2,211 and $2,293, respectively)	2,235	2,295
Receivable for investments sold	99,600	5,713
Interest receivable	40,626	51,990
Dividends receivable	6,848	2,703
Deferred financing costs	33,171	26,990
Prepaid expenses and other assets	997	320
Total assets	$3,379,700	$2,944,312

Liabilities
Debt (see notes 8 & 11)	$1,261,292	$1,156,067
Payable for investments purchased	99,134	26,021
Dividends payable	44,948	40,578
Management and performance-based incentive fees payable (see note 3)	29,344	26,509
Interest payable	14,150	12,012
Accrued administrative expenses	1,315	2,219
Other liabilities and accrued expenses	4,178	3,517
Total liabilities	$1,454,361	$1,266,923

Net Assets
Common stock, par value $.001 per share, 400,000,000 and 400,000,000 common shares authorized, respectively, and 224,741,351 and 202,891,351 issued and outstanding, respectively	$225	$203
Paid-in capital in excess of par (see note 2f)	3,115,442	2,933,636
Over-distributed net investment income (see note 2f)	(27,392)	(44,183)
Accumulated net realized loss (see note 2f)	(1,162,621)	(1,053,080)
Net unrealized depreciation	(315)	(159,187)
Total net assets	$1,925,339	$1,677,389
Total liabilities and net assets	$3,379,700	$2,944,312
Net asset value per share	$8.57	$8.27
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
INVESTMENT INCOME:
From non-controlled/non-affiliated investments:
Interest	$76,347	$73,186	$231,136	$215,905
Dividends	1,172	84	5,866	4,680
Other income	2,983	5,121	9,675	13,577
From non-controlled/affiliated investments:
Interest	1,001	59	2,730	59
Dividends	5,964	2,647	15,528	4,147
From controlled investments:
Interest	5,767	1,772	16,345	4,559
Dividends	914	343	3,174	4,407
Other income	413	—	487	43
Total investment income	$94,561	$83,212	$284,941	$247,377
EXPENSES:
Management fees (see note 3)	$15,932	$13,855	$46,044	$41,539
Performance-based incentive fees (see note 3)	11,469	10,346	35,464	30,804
Interest and other debt expenses	17,366	14,651	50,682	42,757
Administrative services expense	1,410	1,118	3,616	2,637
Other general and administrative expenses	2,097	1,860	6,203	6,424
Total expenses	48,274	41,830	142,009	124,161
Management and performance-based incentive fees waived (see note 3)	(3,375)	(698)	(8,675)	(2,078)
Expense reimbursements (see note 3)	(21)	—	(29)	—
Net expenses	44,878	41,132	133,305	122,083
Net investment income	$49,683	$42,080	$151,636	$125,294
REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS, DERIVATIVES AND FOREIGN CURRENCIES:
Net realized gain/(loss):
Investments and cash equivalents	$4,205	$(10,366)	$(120,551)	$(69,380)
Foreign currencies	(538)	1,061	2,469	669
Derivatives	—	—	8,541	—
Net realized gain/(loss)	3,667	(9,305)	(109,541)	(68,711)
Net change in unrealized depreciation/appreciation:
Investments and cash equivalents	54,395	(51,309)	172,000	(14,426)
Foreign currencies	(2,007)	(4,210)	(13,128)	(3,506)
Derivatives	—	—	—	—
Net change in unrealized depreciation/appreciation	52,388	(55,519)	158,872	(17,932)
Net realized and unrealized gain (loss) from investments, cash equivalents, derivatives and foreign currencies	56,055	(64,824)	49,331	(86,643)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$105,738	$(22,744)	$200,967	$38,651
EARNINGS PER SHARE—BASIC (see note 5)	$0.47	$(0.11)	$0.90	$0.19
EARNINGS PER SHARE—DILUTED (see note 5)	$0.45	$(0.11)	$0.88	0.19
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except shares)

	Nine months ended December 31, 2013 (unaudited)	Year ended March 31, 2013
Increase in net assets from operations:
Net investment income	$151,636	$167,360
Net realized loss	(109,541)	(74,673)
Net change in unrealized depreciation/appreciation	158,872	11,784
Net increase in net assets resulting from operations	200,967	104,471

Dividends and distributions to stockholders:
From net investment income	(134,845)	(159,629)
Return of capital	—	(2,684)
Total dividends and distributions to stockholders	(134,845)	(162,313)

Capital share transactions:
Proceeds from shares sold	182,273	50,000
Less offering costs	(445)	—
Net increase in net assets from capital share transactions	181,828	50,000

Total increase (decrease) in net assets:	247,950	(7,842)
Net assets at beginning of period	1,677,389	1,685,231
Net assets at end of period	$1,925,339	$1,677,389

Capital share activity:
Shares sold	21,850,000	5,847,953
Net increase in capital share activity	21,850,000	5,847,953
 See notes to financial statements.

APOLLO INVESTMENT CORPORATION
STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Nine months ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$200,967	$38,651
Adjustments to reconcile net increase:
PIK interest and dividends	(21,008)	(15,012)
Net amortization on investments	(25,201)	(18,051)
Amortization of deferred financing costs	5,497	7,089
Increase from foreign currency transactions	2,975	940
Net change in unrealized appreciation/depreciation on investments, cash equivalents, derivatives and foreign currencies	(158,872)	17,932
Net realized loss on investments, cash equivalents, derivatives and foreign currencies	109,541	68,711
Changes in operating assets and liabilities:
Purchase of investments	(1,830,368)	(1,109,290)
Proceeds from purchase of derivatives	4,156	—
Proceeds from disposition of derivatives	4,385	—
Proceeds from disposition of investments and cash equivalents	1,594,910	1,108,555
Increase in receivable for investments sold	(93,887)	(16,522)
Decrease in interest receivable	11,364	11,460
(Increase) decrease in dividends receivable	(4,145)	2,897
(Increase) decrease in prepaid expenses and other assets	(677)	197
Increase in payable for investments purchased	73,113	4,000
Increase in management and performance-based incentive fees payable	2,835	811
Increase in interest payable	2,138	1,976
Decrease in accrued administrative expenses	(904)	(2,035)
Increase (decrease) in other liabilities and accrued expenses	661	(209)
Net cash provided by (used in) operating activities	$(122,520)	$102,100

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	$182,273	$50,000
Offering costs from the issuance of common stock	(445)	—
Dividends paid in cash	(130,475)	(120,565)
Proceeds from debt	1,609,313	852,939
Payments on debt	(1,517,840)	(825,063)
Deferred financing costs paid	(11,678)	(18,400)
Net cash provided by (used in) financing activities	$131,148	$(61,089)

NET INCREASE IN CASH AND CASH EQUIVALENTS	$8,628	$41,011
Effect of exchange rates on cash balances	22	1
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$6,197	$2,678
CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,847	$43,690

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (unaudited)
December 31, 2013
(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS —137.3%	Industry	Par Amount*	Cost	Fair Value (1)
CORPORATE DEBT—127.9%
SECURED DEBT—74.3%
1st Lien Secured Debt—35.6%
Archroma, L+825, 10/1/18 ‡	Chemicals	$35,511	$34,819	$35,422
Avanti Communications Group PLC, 10.00%, 10/1/19 t‡	Telecommunications	11,000	11,000	11,468
Avaya, Inc., 9.00%, 4/1/19 t	Telecommunications	6,973	7,134	7,304
Aveta, Inc., L+825, 12/12/17	Healthcare	61,623	60,087	62,123
Caza Petroleum Inc., L+1000, 5/23/17	Oil & Gas	35,000	33,892	33,548
Charming Charlie LLC, L+800, 12/18/19	Retail	11,615	11,441	11,441
Delta Educational Systems, Inc., 16.00% (8.00% Cash/8.00% PIK), 12/11/16	Education	5,327	5,327	5,327
Endeavour Energy UK Limited, 9.75%, 12/31/15 ‡	Oil & Gas	12,500	12,500	12,500
Endeavour International Corp., 12.00%, 3/1/18 †‡	Oil & Gas	14,621	14,147	15,115
Endeavour International Corp., 13.00%, 6/30/14 †‡	Oil & Gas	30,000	30,320	30,825
Evergreen Tank Solutions, Inc., L+800, 9/28/18 †	Containers, Packaging, and Glass	36,920	36,375	36,874
Evergreen Tank Solutions, Inc., L+800, 9/28/18 †	Containers, Packaging, and Glass	5,408	5,408	5,401
Magnetation, LLC, 11.00%, 5/15/18 t	Mining	25,750	25,903	28,582
Maxus Capital Carbon SPE I, LLC (Skyonic Corp.), 13.00%, 9/18/19	Chemicals	60,000	60,000	60,000
Miller Energy Resources, Inc., 18.00% (15.00% Cash/3.00% PIK Option), 6/29/17 †	Oil & Gas	55,307	55,307	58,625
Miller Energy Resources, Inc., 9.00%, 6/29/17 †	Oil & Gas	20,000	20,000	20,800
Molycorp, Inc., 10.00%, 6/1/20 ‡	Diversified Natural Resources, Precious Metals and Minerals	40,268	39,809	40,067
New Publishing Holdings, LLC (F&W Media), L+650, 6/30/19	Printing & Publishing	15,920	14,720	15,363
Osage Exploration & Development, Inc., L+1500, 4/27/15 ‡	Oil & Gas	20,000	19,701	20,000
Panda Sherman Power, LLC, L+750, 9/14/18	Energy	15,000	14,813	15,450
Panda Temple Power, LLC, L+1000, 7/17/18	Energy	25,500	25,081	26,265
Pelican Energy, LLC, 10.00% (7.00% Cash / 3.00% PIK), 12/31/18 ‡	Oil & Gas	16,455	15,881	16,784
Reichhold Holdings International B.V., L+975, 12/19/16 ‡	Financial Services	22,500	22,500	22,500
Spotted Hawk Development LLC, 14.00% (13.00% Cash/ 1.00% PIK), 6/30/16 ‡	Oil & Gas	24,247	23,597	23,556
Sunrun Solar Owner IX, LLC, 9.079%, 12/31/24	Energy	3,671	3,510	3,500
Travel Leaders Group, LLC, L+600, 12/5/18	Business Services	19,600	18,436	19,355
UniTek Global Services Inc., (Revolver) L+925, 4/15/16	Telecommunications	48,054	48,054	48,054
Total 1st Lien Secured Debt			$669,762	$686,249
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (unaudited) (continued)
December 31, 2013
(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS —137.3%	Industry	Par Amount*		Cost	Fair Value (1)
2nd Lien Secured Debt—39.1%
Active Network, Inc., L+850, 11/15/21	Business Services		$25,000	$24,876	$25,281
Allied Security Holdings, LLC, L+825, 2/2/18	Business Services		31,000	30,793	31,349
Ardent Medical Services, Inc., L+950, 1/2/19	Healthcare		12,000	11,727	12,165
Armor Holdings, Inc. (American Stock Transfer and Trust Company), L+900, 12/26/20	Financial Services		8,000	7,847	8,020
Bennu Oil & Gas, LLC, L+900, 11/1/18	Oil & Gas		12,098	11,992	12,219
BJ's Wholesale Club, Inc, L+750, 3/26/20	Retail		20,000	19,901	20,463
Brock Holdings III, Inc., L+825, 3/16/18	Environmental Services		19,500	19,233	19,866
Confie Seguros Holding II Co., L+900, 5/8/19	Insurance		27,344	27,086	27,617
Consolidated Precision Products Corp., L+775, 4/30/21	Aerospace & Defense		8,940	8,896	9,108
Del Monte Foods Co, L+725, 7/26/21	Beverage, Food & Tobacco		15,140	14,989	15,348
Deltek, Inc., L+875, 10/10/19	Business Services		27,273	27,015	27,682
Digital Insight Corporation, L+775, 8/1/20	Business Services		7,820	7,743	7,986
Garden Fresh Restaurant Corp., 7.25% PIK, 1/1/19 †	Restaurants		7,525	5,410	5,117
Garden Fresh Restaurant Corp., 14.50% PIK, 1/1/19 †	Restaurants		33,305	31,044	29,641
GCA Services Group, Inc., L+800, 11/1/20	Diversified Service		22,838	22,942	23,194
Grocery Outlet Inc., L+925, 6/17/19	Grocery		8,674	8,521	8,847
HD Vest Inc., L+800, 6/18/19 ‡	Financial Services		9,396	9,287	9,302
Healogics, Inc., L+800, 2/5/20	Healthcare		10,000	10,113	10,225
Insight Pharmaceuticals, LLC, L+1175, 8/25/17	Consumer Products		15,448	15,232	15,217
Kronos, Inc., L+850, 4/30/20	Business Services		76,920	75,985	79,997
Learfield Communications, Inc., L+775, 10/8/21	Media		15,000	14,852	15,375
Ranpak Corp., L+725, 4/23/20	Packaging		22,000	21,795	22,660
River Cree Enterprises LP, 11.00%, 1/20/21 t‡	Hotels, Motels, Inns & Gaming	CAD	35,000	32,996	34,176
Sedgwick Holdings, Inc., L+700, 12/12/18	Business Services		$15,225	15,154	15,510
SESAC Holdco II LLC, L+875, 7/12/19	Broadcasting & Entertainment		10,750	10,882	11,019
Sprint Industrial Holdings, LLC, L+1000, 11/14/19	Containers, Packaging, and Glass		14,163	13,921	14,305
SquareTwo Financial Corp. (Collect America, Ltd.), 11.625%, 4/1/17 ‡	Financial Services		51,079	49,713	53,218
Transfirst Holdings Inc., L+975, 6/27/18	Financial Services		64,750	63,258	65,681
TriNet HR Corporation, L+775, 2/20/21	Business Services		7,130	6,992	7,170
U.S. Renal Care, Inc., L+900, 1/3/20 †	Healthcare		11,927	11,982	12,151
U.S. Renal Care, Inc., L+750, 7/3/20 †	Healthcare		10,100	9,904	10,264
Valerus Compression Services, LP, 11.50%, 3/26/18	Manufacturing		40,000	40,000	41,200
Vertafore, Inc., L+825, 10/29/17	Business Services		50,436	50,152	51,445
Total 2nd Lien Secured Debt				$732,233	$752,818
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (unaudited) (continued)
December 31, 2013
(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS —137.3%	Industry	Par Amount*		Cost	Fair Value (1)
Unfunded Revolver Obligations— (0.4)%
Advantage Sales & Marketing, Inc., (Revolver) L+400, 12/17/15 (8)	Grocery		$5,500	$—	$(413)
Avaya, Inc., (Revolver) L+275, 10/26/16 (8)	Telecommunications		36,785	(5,702)	(3,035)
BMC Software Inc., (Revolver), L+400, 9/10/18 (8)	Business Services		30,760	(3,677)	(2,153)
Confie Seguros Holding II Co., (Revolver), L+525, 11/9/17 (8)	Insurance		4,500	(450)	(495)
Reichhold Holdings International B.V., (Revolver) L+600, 12/19/16 ‡	Financial Services		12,500	—	—
Salix Pharmaceuticals, Ltd., (Revolver) L+300, 1/2/19 ‡(8)	Healthcare		25,000	(2,000)	(2,000)
UniTek Global Services Inc., (Revolver) L+925, 4/15/16	Telecommunications		26,946	—	—
Total Unfunded Revolver Obligations				$(11,829)	$(8,096)
TOTAL SECURED DEBT				$1,390,166	$1,430,971

UNSECURED DEBT—53.6%
Allied Nevada Gold Corp., 8.75%, 6/1/19 t‡	Diversified Natural Resources, Precious Metals and Minerals	CAD	16,981	$15,350	$10,229
Altegrity, Inc., 0.00%, 8/2/16 †	Diversified Service		$3,545	2,584	1,276
Altegrity, Inc., 12.00%, 11/1/15 †t	Diversified Service		44,000	44,000	40,095
American Tire Distributors, Inc., 11.50%, 6/1/18	Distribution		25,000	25,000	25,670
BCA Osprey II Limited (British Car Auctions), 12.50% PIK, 8/17/17 †‡	Transportation		£20,948	33,142	34,764
BCA Osprey II Limited (British Car Auctions), 12.50% PIK, 8/17/17 †‡	Transportation		€12,721	17,473	17,564
Ceridian Corp., 12.25% Cash or 13.00% PIK, 11/15/15 †	Diversified Service		$14,420	14,420	14,555
Ceridian Corp., 11.25%, 11/15/15 †	Diversified Service		35,800	35,800	36,136
Ceridian Corp., 11.00%, 3/15/21 †t	Diversified Service		34,000	34,000	39,100
CRC Health Corp., 10.75%, 2/1/16	Healthcare		13,000	13,088	13,073
Delta Educational Systems, Inc., 16.00% (10.00% Cash/ 6.00% PIK), 5/12/17	Education		21,361	21,010	20,218
Denver Parent Corp.(Venoco), 12.25%, 8/15/18 t	Oil & Gas		25,000	24,363	24,563
Energy & Exploration Partners, Inc., 15.00%, 4/8/18 †	Oil & Gas		25,000	22,304	23,823
Energy & Exploration Partners, Inc., 15.00%, 12/12/18 †	Oil & Gas		4,464	4,256	4,254
Exova Limited, 10.50%, 10/15/18 †‡t	Business Services		£18,000	27,202	32,347
Exova Limited, 10.50%, 10/15/18 †‡	Business Services		4,655	6,194	8,365
First Data Corp., 11.25%, 1/15/21 †t	Financial Services		$67,000	66,977	74,161
First Data Corp., 10.625%, 6/15/21 †t	Financial Services		10,000	10,000	10,941
First Data Corp., 11.25%, 3/31/16 †	Financial Services		17,941	17,105	18,019
First Data Corp., 12.625%, 1/15/21 †	Financial Services		5,000	5,642	5,888
inVentiv Health, Inc., 11.00%, 8/15/18 t	Healthcare		146,000	146,000	129,757
Lonestar Intermediate Super Holdings, LLC (Asurion), L+950, 9/2/19	Insurance		55,125	55,630	57,054
Niacet Corporation, 13.00%, 8/28/18	Chemicals		12,500	12,500	12,500
PetroBakken Energy Ltd. (Lightstream Resources Ltd), 8.625%, 2/1/20 ‡t	Oil & Gas		59,082	59,800	60,042
Prospect Holding Co LLC, 10.25%, 10/1/18 ‡t	Financial Services		7,500	7,129	7,087

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (unaudited) (continued)
December 31, 2013
(in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS —137.3%	Industry	Par Amount*	Cost	Fair Value (1)
UNSECURED DEBT (continued)—53.6%
Symbion Inc., 11.00%, 8/23/15	Healthcare	$8,508	$8,523	$8,550
Tervita Corporation, 10.875%, 2/15/18 t‡	Environmental Services	26,000	25,150	26,390
U.S. Security Associates Holdings, Inc., 11.00%, 7/28/18	Business Services	135,000	135,000	138,510
Univar Inc., 10.50%, 6/30/18	Distribution	20,000	20,000	20,000
Varietal Distribution, 10.75%, 6/30/17 †t	Distribution	€11,574	15,098	16,267
Varietal Distribution, 10.75%, 6/30/17 †t	Distribution	$22,204	21,890	22,648
Venoco, Inc., 8.875%, 2/15/19	Oil & Gas	38,050	38,473	37,859
Wind Acquisition Holdings, 12.25% PIK, 7/15/17 ‡t	Telecommunications	37,500	38,413	39,813
TOTAL UNSECURED DEBT			$1,023,516	$1,031,518
TOTAL CORPORATE DEBT			$2,413,682	$2,462,489

STRUCTURED PRODUCTS AND OTHER—4.8%
Craft CLO Ltd., L+925, 4/17/20 ‡	Diversified Investment Vehicle	$20,000	$20,000	$20,171
Dark Castle Holdings, LLC	Media	32,415	9,306	10,058
JP Morgan Chase & Co, Credit-Linked Note, L+1225, 12/20/21 ‡	Diversified Investment Vehicle	43,250	43,250	43,250
Renaissance Umiat, LLC, ACES, Tax Receivable ****‡	Oil & Gas	—	7,977	8,816
Westbrook CLO Ltd., Series 2006-1A, Class E, L+370, 12/20/20 ‡	Diversified Investment Vehicle	11,000	7,583	10,395
TOTAL STRUCTURED PRODUCTS AND OTHER			$88,116	$92,690

PREFERRED EQUITY—2.1%		Shares
CA Holding, Inc. (Collect America, Ltd.) Series A **‡	Financial Services	7,961	$788	$1,592
Crowley Holdings, Series A, 12.00% (10.00% Cash / 2.00% PIK)	Cargo Transport	22,500	22,500	22,500
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 13.50% PIK, ***	Education	12,360	27,686	13,192
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 12.50% PIK ***	Education	332,500	6,863	—
Varietal Distribution Holdings, LLC, Class A, 8.00% PIK	Distribution	3,097	5,185	2,976
TOTAL PREFERRED EQUITY			$63,022	$40,260

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (unaudited) (continued)
December 31, 2013
(in thousands, except shares and warrants)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS —137.3%	Industry	Shares	Cost	Fair Value (1)
EQUITY—2.5%
Common Equity/Interests—1.8%
Accelerate Parent Corp. (American Tire Distributors) **	Distribution	3,125,000	$3,125	$4,340
AHC Mezzanine, LLC (Advanstar) **	Media	—	1,063	590
Altegrity Holding Corp. **	Diversified Service	353,399	13,797	338
CA Holding, Inc. (Collect America, Ltd.) Series A **‡	Financial Services	25,000	2,500	1,731
CA Holding, Inc. (Collect America, Ltd.) Series AA **‡	Financial Services	4,294	429	859
Caza Petroleum, Inc., Net Profits Interest **	Oil & Gas	—	940	886
Caza Petroleum, Inc., Overriding Royalty Interest **	Oil & Gas	—	265	266
Clothesline Holdings, Inc. (Angelica Corporation) **	Healthcare	6,000	6,000	3,348
Explorer Coinvest, LLC (Booz Allen) **‡	Business Services	373	2,856	6,645
Garden Fresh Restaurant Holding, LLC **	Restaurants	50,000	5,000	—
Gryphon Colleges Corporation (Delta Educational Systems, Inc.) **	Education	17,500	175	—
GS Prysmian Co-Invest L.P. (Prysmian Cables & Systems) (2,3) **‡	Manufacturing	—	—	28
JV Note Holdco, LLC (DSI Renal Inc.) **	Healthcare	9,303	85	—
Pelican Energy, LLC, Net Profits Interest **‡	Oil & Gas	—	551	286
RC Coinvestment, LLC (Ranpak Corp.) **	Packaging	50,000	5,000	7,060
Sorenson Communications Holdings, LLC, Class A **	Consumer Products	454,828	46	230
Univar, Inc. **	Distribution	900,000	9,000	8,480
Varietal Distribution Holdings, LLC, Class A **	Distribution	28,028	28	—
Total Common Equity/Interests			$50,860	$35,087

Warrants—0.7%		Warrants
CA Holding, Inc. (Collect America, Ltd.), Common **‡	Financial Services	7,961	$8	$—
Energy & Exploration Partners, Inc., Common **	Oil & Gas	48,077	2,232	2,021
Energy & Exploration Partners, Inc., Common **	Oil & Gas	5,684	76	80
Fidji Luxco (BC) S.C.A., Common (FCI) (2) **‡	Electronics	24,862	250	6,956
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Common **	Education	9,820	98	—
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class A-1 Preferred **	Education	45,947	460	—
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class B-1 Preferred **	Education	104,314	1,043	—
Osage Exploration & Development, Inc., Common **‡	Oil & Gas	1,496,843	—	1,171
Spotted Hawk Development LLC, Common **‡	Oil & Gas	54,545	852	3,139
Total Warrants			$5,019	$13,367
TOTAL EQUITY			$55,879	$48,454
Total Investments in Non-Controlled/ Non-Affiliated Investments			$2,620,699	$2,643,893

See notes to financial statements.

 APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (unaudited) (continued)
December 31, 2013
(in thousands, except shares and warrants)

INVESTMENTS IN NON-CONTROLLED/ AFFILIATED INVESTMENTS—8.1% (4)	Industry	Par Amount*	Cost	Fair Value (1)
CORPORATE DEBT—0.9%
SECURED DEBT—0.9%
1st Lien Secured Debt—0.9%
Aventine Renewable Energy Holdings, Inc., 15.00% (12.00% Cash/3.00% PIK), 9/23/16	Chemicals	$4,031	$3,915	$3,476
Aventine Renewable Energy Holdings, Inc., 10.50% Cash or 15.00% PIK, 9/22/17	Chemicals	13,559	16,881	8,241
Aventine Renewable Energy Holdings, Inc., 25.00% PIK, 9/23/16	Chemicals	5,126	5,126	5,126
Total 1st Lien Secured Debt			$25,922	$16,843
TOTAL CORPORATE DEBT			$25,922	$16,843

STRUCTURED PRODUCTS AND OTHER—7.2%
Highbridge Loan Management 3-2014, Ltd, Class D Notes, L+500, 1/18/25 †‡¢	Diversified Investment Vehicle	$5,000	$4,633	$4,633
Highbridge Loan Management 3-2014, Ltd, Class E Notes, L+600, 1/18/25 †‡¢	Diversified Investment Vehicle	2,485	2,261	2,261
Highbridge Loan Management 3-2014, Ltd, Subordinated Notes, 1/18/25 †‡¢	Diversified Investment Vehicle	8,163	7,527	7,527
Jamestown CLO I LTD, Subordinated Notes, 11/5/24 ‡¢	Diversified Investment Vehicle	15,075	12,384	13,599
MCF CLO I LLC, Class E Notes, L+575, 4/20/23 †‡¢	Diversified Investment Vehicle	13,000	12,317	12,357
MCF CLO I LLC, Membership Interests ‡¢	Diversified Investment Vehicle	38,918	38,320	40,280
MCF CLO III LLC, Class E Notes L+445, 1/20/24 †‡¢	Diversified Investment Vehicle	12,750	11,325	11,325
MCF CLO III LLC, Membership Interests, 1/20/24 ‡¢	Diversified Investment Vehicle	39,183	39,183	39,183
Slater Mill Loan Fund LP, LP Certificates ‡¢	Diversified Investment Vehicle	8,375	6,359	7,405
TOTAL STRUCTURED PRODUCTS AND OTHER			$134,309	$138,570

EQUITY—0.0%
Common Equity/Interests—0.0%		Shares
Aventine Renewable Energy Holdings, Inc. **	Chemicals	262,036	$688	$92
Total Common Equity/Interests			$688	$92

Warrants—0.0%		Warrants
Aventine Renewable Energy Holdings, Inc., Common **	Chemicals	1,521,193	$3,995	$533
Total Warrants			$3,995	$533
TOTAL EQUITY			$4,683	$625
Total Investments in Non-Controlled/Affiliated Investments			$164,914	$156,038

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (unaudited) (continued)
December 31, 2013
(in thousands, except shares)

INVESTMENTS IN CONTROLLED INVESTMENTS—19.9% (5)	Industry	Par Amount*	Cost	Fair Value (1)
CORPORATE DEBT—8.9%
SECURED DEBT—8.9%
1st Lien Secured Debt —8.4%
Merx Aviation Finance Holdings, LLC, (Revolver) 12.00%, 10/31/18	Aviation	$161,834	$161,834	$161,834
Total 1st Lien Secured Debt			$161,834	$161,834

Unfunded Revolver Obligation —0.0%
Merx Aviation Finance Holdings, LLC, (Revolver) 12.00%, 10/31/18	Aviation	$138,166	$—	$—
Total Unfunded Revolver Obligation			$—	$—

2nd Lien Secured Debt—0.5%
LVI Services, Inc., 12.50%, 3/6/18	Environmental Services	$10,000	$9,836	$10,000
Total 2nd Lien Secured Debt			$9,836	$10,000
TOTAL SECURED DEBT			$171,670	$171,834
TOTAL CORPORATE DEBT			$171,670	$171,834

PREFERRED EQUITY—2.6%		Shares
Playpower Holdings, Inc., Series A, 14.00% PIK, 11/15/20	Leisure	49,178	49,178	49,178
TOTAL PREFERRED EQUITY			$49,178	$49,178

EQUITY—8.4%
Common Equity/Interests—8.4%
Generation Brands Holdings, Inc. (Quality Home Brands) **	Home and Office Furnishings and Durable Consumer Products	9,007	$—	$1,891
Generation Brands Holdings, Inc. Series H (Quality Home Brands) **	Home and Office Furnishings and Durable Consumer Products	7,500	2,297	1,575
Generation Brands Holdings, Inc. Series 2L (Quality Home Brands) **	Home and Office Furnishings and Durable Consumer Products	36,700	11,242	7,705
LVI Parent Corp. (LVI Services, Inc.) **	Environmental Services	14,981	16,096	33,483
Merx Aviation Finance Holdings, LLC **	Aviation	689	66,582	72,027
Playpower Holdings, Inc. **	Leisure	1,000	77,722	45,987
Total Common Equity/Interests			$173,939	$162,668
TOTAL EQUITY			$173,939	$162,668
Total Investments in Controlled Investments			$394,787	$383,680
Total Investments—165.3% (6,7)			$3,180,400	$3,183,611
Liabilities in Excess of Other Assets—(65.4%)				(1,258,272)
Net Assets—100.0%				$1,925,339
______________

(1)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2).

(2)	Denominated in foreign currency. GS Prysmian Co-Invest L.P. and Fidji Luxco (BC) S.C.A. are EUR denominated investments.

(3)	The Company is the sole Limited Partner in GS Prysmian Co-Invest L.P.
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (unaudited) (continued)
December 31, 2013
(in thousands)

(4)
Denotes investments in which we are an “Affiliated Person”, as defined in the 1940 Act, due to owning or holding the power to vote 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of March 31, 2013 and December 31, 2013 along with transactions during the nine months ended December 31, 2013 in these Affiliated investments are as follows:

Name of Issue	Fair Value at March 31, 2013	Gross Additions (Cost)*	Gross Reductions (Cost)**	Change in Unrealized Gain (Loss)	Fair Value at December 31, 2013	Net Realized Gain (Loss)	Interest/Dividend/ Other Income
Aventine Renewable Energy Holdings, Inc., 15.00% (12.00% Cash/3.00% PIK), 9/23/16	$3,866	$65	$—	$(455)	$3,476	$—	$430
Aventine Renewable Energy Holdings, Inc., 10.50% Cash or 15.00% PIK, 9/22/17	9,682	873	—	(2,314)	8,241	—	880
Aventine Renewable Energy Holdings, Inc., 25.00% PIK, 9/23/16	N/A	5,126	—	—	5,126	—	638
Aventine Renewable Energy Holdings, Inc. **	2,347	—	(3,995)	1,740	92	—	—
Aventine Renewable Energy Holdings, Inc., Common **	N/A	3,995	—	(3,462)	533	—	—
Highbridge Loan Management 3-2014, Ltd, Class D Notes, L+500, 1/18/25 †‡¢	N/A	4,633	—	—	4,633	—	—
Highbridge Loan Management 3-2014, Ltd, Class E Notes, L+600, 1/18/25 †‡¢	N/A	2,261	—	—	2,261	—	—
Highbridge Loan Management 3-2014, Ltd, Subordinated Notes, 1/18/25 †‡¢	N/A	7,527	—	—	7,527	—	—
Highbridge Loan, Ltd., Preference Shares**‡¢	6,174	6,655	(12,829)	—	—	—	1,518
Jamestown CLO I LTD, Class C L+400, 11/5/24 †‡¢	1,109	3	(1,027)	(85)	—	71	30
Jamestown CLO I LTD, Class D L+550, 11/5/24 †‡¢	3,537	13	(3,386)	(164)	—	250	139
Jamestown CLO I LTD, Subordinated Notes, 11/5/24 ‡¢	13,568	(34)	(1,636)	1,701	13,599	—	1,313
Kirkwood Fund II LLC, Common Interest ‡¢	43,144	—	(41,067)	(2,077)	—	—	5,923
MCF CLO I LLC, Class E Notes, L+575, 4/20/23 †‡¢	12,273	39	—	45	12,357	—	646
MCF CLO I LLC, Membership Interests ‡¢	38,918	—	(598)	1,960	40,280	—	5,981
MCF CLO III LLC, Class E Notes L+445, 1/20/24 †‡¢	N/A	11,325	—	—	11,325	—	—
MCF CLO III LLC, Membership Interests, 1/20/24 ‡¢	N/A	39,183	—	—	39,183	—	—
Slater Mill Loan Fund LP, LP Certificates ‡¢	6,951	—	(760)	1,214	7,405	—	760
	$141,569	$81,664	$(65,298)	$(1,897)	$156,038	$321	$18,258
______________
* Gross additions includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
** Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

As of December 31, 2013, the Company has a 13%, 26%, 31%, 97%, 98%, and 26% equity ownership interest in Aventine Renewable Energy Holdings, Inc., Highbridge Loan Management, Ltd, Jamestown CLO I LTD, MCF CLO I LLC, MCFL CLO LLC 2013-3, and Slater Mill Loan Fund LP, respectively. Investments that the Company owns greater than 25% of the equity and are shown in “Non-Controlled/Affiliate” have governing documents that preclude the Company from controlling management of the entity and therefore the Company disclaims that the entity is a controlled affiliate.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (unaudited) (continued)
December 31, 2013
(in thousands)

(5)
Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Fair value as of March 31, 2013 and December 31, 2013 along with transactions during the nine months ended December 31, 2013 in these Controlled investments are as follows:

Name of Issue	Fair Value at March 31, 2013	Gross Additions (Cost)*	Gross Reductions (Cost)**	Change in Unrealized Gain (Loss)	Fair Value at December 31, 2013	Net Realized Gain (Loss)	Interest/Dividend/ Other Income
AIC Credit Opportunity Fund, LLC Common Equity **	$50,696	$20,387	$(68,489)	$(2,594)	$—	$(2,338)	$2,306
Generation Brands Holdings, Inc. (Quality Home Brands) **	432	—	—	1,459	1,891	—	—
Generation Brands Holdings, Inc. Series H (Quality Home Brands) **	360	—	—	1,215	1,575	—	—
Generation Brands Holdings, Inc. Series 2L (Quality Home Brands) **	1,760	—	—	5,945	7,705	—	—
LVI Services, Inc., 12.50%, 3/6/18	10,000	21	—	(21)	10,000	—	1,075
LVI Parent Corp. (LVI Services, Inc.) **	30,575	—	—	2,908	33,483	—	—
Merx Aviation Finance Holdings, LLC, 12.00%, 1/9/21	92,000	—	(92,000)	—	—	—	6,761
Merx Aviation Finance Holdings, LLC, 12.00%, 2/1/21	5,303	—	(5,303)	—	—	—	392
Merx Aviation Finance Holdings, LLC, 12.00%, 3/28/21	4,684	—	(4,684)	—	—	—	347
Merx Aviation Finance Holdings, LLC, 12.00%, 6/25/21	N/A	13,500	(13,500)	—	—	—	621
Merx Aviation Finance Holdings, LLC, 12.00%, 7/25/21	N/A	14,600	(14,600)	—	—	—	286
Merx Aviation Finance Holdings, LLC, 12.00%, 8/19/21	N/A	4,000	(4,000)	—	—	—	124
Merx Aviation Finance Holdings, LLC, 12.00%, 9/12/21	N/A	4,600	(4,600)	—	—	—	80
Merx Aviation Finance Holdings, LLC, 12.00%, 10/28/21	N/A	31,150	(31,150)	—	—	—	154
Merx Aviation Finance Holdings, LLC, (Revolver) 12.00%, 10/31/18	N/A	161,834	—	—	161,834	—	2,660
Merx Aviation Finance Holdings, LLC **	33,820	35,120	(2,358)	5,445	72,027	—	—
Playpower Holdings, Inc., 14.00% PIK, 12/15/15 †	24,173	2,293	(27,577)	1,111	—	430	2,271
Playpower, Inc., 12.50% PIK, 12/31/15 †	18,458	1,713	(20,551)	380	—	849	1,686
Playpower Holdings, Inc., Series A, 14.00% PIK, 11/15/20	N/A	49,178	—	—	49,178	—	868
Playpower Holdings, Inc. **	38,157	—	—	7,830	45,987	—	375
	$310,418	$338,396	$(288,812)	$23,678	$383,680	$(1,059)	$20,006
______________
* Gross additions includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
** Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
As of December 31, 2013, the Company has a 28%, 32%, 100%, and 100% equity ownership interest in Generation Brands Holdings, Inc., LVI Parent Corp., Merx Aviation Financing Holdings, LLC, and Playpower Holdings, Inc., respectively.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (unaudited) (continued)
December 31, 2013
(in thousands)

(6)
Aggregate gross unrealized appreciation for federal income tax purposes is $120,105; aggregate gross unrealized depreciation for federal income tax purposes is $227,958. Net unrealized depreciation is $107,854 based on a tax cost of $3,291,464.

(7)
Substantially all securities are pledged as collateral to our multicurrency revolving credit facility (the “Facility”). As such these securities are not available as collateral to our general creditors.

(8)	The negative fair value is the result of the unfunded commitment being valued below par.

t
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

****
The investment has a put option attached to it and the combined instrument has been recorded in its entirety at fair value as a hybrid instrument in accordance with ASC 815-15-25-4 with subsequent changes in fair value charged or credited to investment gains/losses for each period.

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

  See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (unaudited) (continued)
December 31, 2013
(in thousands)

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2013
Business Services	14.1%
Oil and Gas	12.9%
Financial Services	8.8%
Healthcare	8.2%
Aviation	7.3%
Diversified Investment Vehicle	6.7%
Diversified Service	4.9%
Chemicals	3.9%
Telecommunications	3.3%
Distribution	3.2%
Leisure	3.0%
Environmental Services	2.8%
Insurance	2.6%
Containers, Packaging and Glass	1.8%
Transportation	1.6%
Diversified Natural Resources, Precious Metals and Minerals	1.6%
Energy	1.4%
Manufacturing	1.3%
Education	1.2%
Restaurants	1.1%
Hotels, Motels, Inns and Gaming	1.1%
Retail	1.0%
Packaging	0.9%
Mining	0.9%
Media	0.8%
Cargo Transport	0.7%
Consumer Products	0.5%
Printing & Publishing	0.5%
Beverage, Food, and Tobacco	0.5%
Home and Office Furnishings and Durable Consumer Products	0.4%
Broadcasting & Entertainment	0.3%
Aerospace and Defense	0.3%
Grocery	0.2%
Electronics	0.2%
Total Investments	100.0%

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2013
(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON- AFFILIATED INVESTMENTS — 143.9%	Industry	Par Amount*	Cost	Fair Value (1)
CORPORATE DEBT—138.7%
SECURED DEBT—68.8%
1st Lien Secured Debt—22.2%
Amaya Gaming Group, Inc., L+775, 11/5/15	Hotels, Motels, Inns and Gaming	$14,813	$14,617	$14,813
ATI Acquisition Company, P+1400 (P+10.00% Cash/4.00% PIK), 6/30/12 *** †	Education	4,676	3,895	500
ATI Acquisition Company, P+900 (P+5.00% Cash/4.00% PIK), 12/30/14 *** †	Education	15,491	12,596	—
Aventine Renewable Energy Holdings, Inc., 12.00%, 9/24/16 †	Chemicals	3,966	3,850	3,866
Aventine Renewable Energy Holdings, Inc., 10.50% Cash or 15.00% PIK, 9/24/17 †	Chemicals	12,102	16,007	9,682
Aveta, Inc., L+825, 12/12/17	Healthcare	69,594	67,607	69,985
Dark Castle Holdings, LLC, L+225, 3/25/13	Media	34,777	11,061	13,260
Delta Educational Systems, Inc., 16.00% (8.00% Cash/8.00% PIK), 12/11/16	Education	5,018	5,018	5,018
Endeavour International, 12.00%, 3/1/18 ‡	Oil and Gas	14,993	14,471	14,421
Evergreen Tank Solutions, Inc., L+800, 9/28/18	Containers, Packaging, and Glass	31,600	31,004	31,580
Garden Fresh Restaurant Corp., L+525 (L+475 Cash/0.50% PIK), 6/11/13 †	Restaurants	2,503	2,503	2,503
Garden Fresh Restaurant Corp., L+625 (L+575 Cash/0.50% PIK), 6/11/13 †	Restaurants	2,503	2,481	2,503
Miller Energy Resources, Inc., 18.00% (15.00% Cash/3.00% PIK Option), 6/29/17	Oil and Gas	45,307	45,307	45,307
Molycorp Inc., 10.00%, 6/1/20 ‡	Diversified Natural Resources, Precious Metals &Minerals	5,158	4,990	5,123
Nara Cable Funding Limited, 8.875%, 12/1/18 t‡	Broadcasting & Entertainment	6,284	5,424	6,497
Osage Exploration & Development, Inc., L+1500, 4/27/15 ‡	Oil and Gas	7,000	6,872	7,000
Panda Sherman Power, LLC, L+750, 9/14/18	Energy	15,000	14,790	15,338
Panda Temple Power, LLC, L+1000, 7/18/18	Energy	25,500	25,031	26,233
Pelican Energy, LLC, 10.00% (7.00% Cash/3.00% PIK), 12/31/18 ‡	Oil and Gas	8,371	8,176	8,539
Penton Media, Inc., L+400 (L+300 Cash/2.00% PIK), 8/1/14	Printing &Publishing	29,923	27,404	28,876
Spotted Hawk Development LLC, 14.00% (13.00% Cash/1.00% PIK), 6/30/16 ‡	Oil and Gas	24,003	23,200	22,983
Sunrun Solar Owner IX, LLC, 9.079%, 12/31/24	Energy	1,103	1,053	1,103
Texas Competitive Electric Holdings, 11.50%, 10/1/20 t .	Utilities	50,000	49,693	37,656
Total 1st Lien Secured Debt			$397,050	$372,786
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (continued)
March 31, 2013
(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—143.9%	Industry	Par Amount*	Cost	Fair Value (1)
2nd Lien Secured Debt—46.6%
AI Chem & Cy US AcquiCo, Inc. (Monarch) L+700, 3/20/20 ‡×	Chemicals	$10,000	$9,950	$10,263
Allied Security Holdings, LLC, L+825, 2/2/18	Business Services	31,000	30,764	31,194
Ardent Medical Services, Inc, L+950, 7/2/19	Healthcare	20,000	19,515	20,500
Avaya Inc., 10.5%, 3/1/21 t.	Telecommunications	16,577	15,835	15,824
Brock Holdings III, Inc., L+825, 3/16/18	Environmental & Facilities Services	27,000	26,579	27,439
Cengage Learning Acquisitions Inc., 12.00%, 6/30/19 ***	Education	69,597	59,918	15,659
Clean Earth, Inc., 13.00%, 8/1/14	Environmental Services	25,000	25,000	25,000
Confie Seguros II, L+900, 5/8/19	Insurance	15,000	14,711	15,375
EZE Software Group LLC, L+750 3/14/21 ×	Business Services	6,132	6,071	6,270
Garden Fresh Restaurant Corp., L+1175 (L+975 Cash/2.00% PIK), 12/11/13	Restaurants	47,075	47,790	32,952
GCA Services Group, Inc., L+800, 10/31/20	Diversified Service	19,547	19,358	19,596
Grocery Outlet Inc., L+925, 6/17/19	Grocery	10,500	10,296	10,539
Healogics Inc., L+800, 2/5/20	Healthcare	5,000	4,951	5,181
Insight Pharmaceuticals, LLC., L+1175, 8/25/17	Consumer Products	15,448	15,199	15,603
IPC Systems, Inc., L+525, 5/31/15	Telecommunications	44,250	42,752	39,604
Kronos, Inc., L+850, 4/26/20	Business Services	56,358	55,269	59,035
Ozburn-Hessey Holding Company LLC, L+950, 10/11/16	Transportation	25,333	25,309	24,320
PH Holdings LLC, 9.75%, 12/31/17	Homebuilding	20,000	19,631	20,800
Ranpak Corp., L+750, 10/20/17 †	Packaging	85,000	85,000	85,000
Ranpak Corp., E+775, 10/20/17 †	Packaging	€40,000	58,042	51,364
Sedgwick Holdings, Inc., L+750, 5/28/17	Business Services	$15,225	15,072	15,453
SESAC International LLC, L+875, 8/8/19	Broadcasting & Entertainment	4,500	4,433	4,613
Smart & Final Stores LLC, L+925, 11/8/20	Grocery	17,260	16,756	17,929
SquareTwo Financial Corp. (Collect America, Ltd.), 11.625%, 4/1/17 ‡	Financial Services	51,079	49,432	52,037
TransFirst Holdings Inc., L+975, 6/27/18	Financial Services	61,250	59,476	62,858
U.S. Renal Care, Inc., L+900, 1/3/20	Healthcare	4,910	4,818	5,008
Valerus Compression Services, LP, 11.50%, 3/26/18	Manufacturing	40,000	40,000	41,200
Vertafore, Inc., L+825, 10/29/17	Oil and Gas	49,260	48,901	50,615
Total 2nd Lien Secured Debt			$830,828	$781,231
TOTAL SECURED DEBT			$1,227,878	$1,154,017
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (continued)
March 31, 2013
(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON- AFFILIATED INVESTMENTS — 143.9%	Industry	Par Amount*	Cost	Fair Value (1)
UNSECURED DEBT—69.9%
Advantage Sales & Marketing, Inc., 13.00%, 12/31/18	Grocery	$25,000	$25,000	$25,000
Altegrity, Inc., 0.00%, 8/2/16 t†	Diversified Service	3,545	2,358	1,524
Altegrity, Inc., 11.75%, 5/1/16 t†	Diversified Service	14,639	11,885	10,394
Altegrity, Inc., 12.00%, 11/1/15 t†	Diversified Service	100,000	100,000	89,000
American Tire Distributors, Inc., 11.50%, 6/1/18 t.	Distribution	25,000	25,000	26,300
Angelica Corporation, 15.00% (12.00% Cash/3.00% PIK), 10/15/16	Healthcare	46,284	46,284	47,210
ATI Acquisition Company, P+1400 (P+10.00% Cash/4.00% PIK), 12/30/15 ***	Education	45,153	37,867	—
BCA Osprey II Limited (British Car Auctions), 12.50% PIK, 8/17/17 ‡	Transportation	£25,609	40,643	36,359
BCA Osprey II Limited (British Car Auctions), 12.50% PIK, 8/17/17 ‡	Transportation	€15,528	21,507	18,643
Ceridian Corp., 12.25% Cash or 13.00% PIK, 11/15/15 †	Diversified Service	$80,950	80,892	83,803
Ceridian Corp., 11.25%, 11/15/15 †	Diversified Service	35,800	35,812	37,023
Ceridian Corp., 11.00%, 3/15/21 t†	Diversified Service	67,500	67,500	72,731
Delta Educational Systems, Inc., 16.00% (10.00% Cash/6.00% PIK), 5/12/17	Education	20,430	20,024	19,143
Denver Parent (Venoco, Inc.), 18.00%, 10/3/15 t.	Oil and Gas	20,000	20,000	23,400
Exova Limited, 10.50%, 10/15/18 t ‡ †	Business Services	£10,000	16,013	16,627
Exova Limited, 10.50%, 10/15/18 ‡ †	Business Services	£12,655	17,116	21,041
First Data Corporation, 11.25%, 1/15/21 t †	Financial Services	$67,000	66,975	69,868
First Data Corporation, 10.625% 6/15/21 †×	Financial Services	10,000	10,000	10,150
Intelsat Bermuda Ltd., 11.25%, 2/4/17 ‡	Broadcasting & Entertainment	44,000	45,153	46,877
Intelsat Bermuda Ltd., 11.50% Cash or 12.50% PIK, 2/4/17 t‡	Broadcasting & Entertainment	20,000	20,035	21,250
Inventive Health, Inc., 11.00%, 8/15/18 t.	Healthcare	160,000	160,000	139,200
Laureate Education, Inc., 12.75%, 8/15/17 t ‡	Education	53,540	55,012	57,823
Lonestar Intermediate Super Holdings (Asurion), LLC, L+950, 9/2/19	Insurance	41,922	41,776	45,223
Niacet Corp., 13.00%, 8/28/18	Chemicals	12,500	12,500	12,500
SeaCube Container Leasing Ltd., 11.00%, 4/28/16 ‡	Transportation	50,000	50,000	51,500
Univar Inc., 10.50%, 6/30/18	Distribution	20,000	20,000	20,000
U.S. Security Associates Holdings, Inc., 11.00%, 7/28/18	Business Services	135,000	135,000	139,455
Varietal Distribution, 10.75%, 6/30/17 t †	Distribution	€5,187	6,385	6,994
Varietal Distribution, 10.75%, 6/30/17 t †	Distribution	$22,204	21,837	23,328
TOTAL UNSECURED DEBT			$1,212,574	$1,172,366
TOTAL CORPORATE DEBT			$2,440,452	$2,326,383

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (continued)
March 31, 2013
(in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON- AFFILIATED INVESTMENTS — 143.9%	Industry	Par Amount*	Cost	Fair Value (1)
STRUCTURED PRODUCTS AND OTHER—0.6%
Westbrook CLO Ltd., Series 2006-1A Class E, L+370, 12/20/20 t‡	Diversified Investment Vehicle	$11,000	$7,367	$9,625
TOTAL STRUCTURED PRODUCTS AND OTHER			$7,367	$9,625

PREFERRED EQUITY—0.7%		Shares
CA Holding, Inc. (Collect America, Ltd.), Series A ** ‡	Financial Services	7,961	$788	$1,592
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 13.50% PIK, ***	Education	12,360	27,685	7,208
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 12.50% PIK, (Convertible) ***	Education	332,500	6,863	—
Varietal Distribution Holdings, LLC, Class A, 8.00% PIK	Distribution	3,097	4,885	2,750
TOTAL PREFERRED EQUITY			$40,221	$11,550

EQUITY—3.9%
Common Equity/Interests—3.4%
Accelerate Parent Corp. (American Tire Distributors) **	Distribution	3,125,000	$3,125	$4,160
AHC Mezzanine LLC (Advanstar) **	Media	—	1,063	242
Altegrity Holding Corp. **	Diversified Service	353,399	13,797	1,111
Aventine Renewable Energy Holdings, Inc. **	Chemicals	262,036	4,684	2,347
CA Holding, Inc. (Collect America, Ltd.) Series A ** ‡	Financial Services	25,000	2,500	2,498
CA Holding, Inc. (Collect America, Ltd.) Series AA ** ‡	Financial Services	4,294	429	859
Clothesline Holdings, Inc. (Angelica Corporation) **	Healthcare	6,000	6,000	3,059
Explorer Coinvest LLC (Booz Allen) ** ‡	Business Services	430	3,322	5,319
Garden Fresh Restaurant Holding, LLC **	Restaurants	50,000	5,000	—
Gryphon Colleges Corporation (Delta Educational Systems, Inc.) **	Education	17,500	175	—
GS Prysmian Co-Invest L.P. (Prysmian Cables & Systems) (2,3) ** ‡	Manufacturing	—	—	123
JV Note Holdco LLC (DSI Renal Inc.) **	Healthcare	9,303	85	91
Pelican Energy, LLC ** ‡	Oil and Gas	—	138	146
Penton Business Media Holdings, LLC **	Printing & Publishing	124	4,950	15,778
RC Coinvestment, LLC (Ranpak Corp.) **	Packaging	50,000	5,000	8,233
Sorenson Communications Holdings, LLC Class A **	Consumer Products	454,828	45	1,990
Univar Inc.**	Distribution	900,000	9,000	11,520
Varietal Distribution Holdings, LLC Class A **	Distribution	28,028	28	—
Total Common Equity/Interests			$59,341	$57,476

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (continued)
March 31, 2013
(in thousands, except warrants)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—143.9%	Industry	Warrants	Cost	Fair Value (1)
Warrants—0.5%
CA Holding, Inc. (Collect America, Ltd.), Common ** ‡	Financial Services	7,961	$8	—
Fidji Luxco (BC) S.C.A., Common (FCI)(2) ** ‡	Electronics	24,862	250	$5,788
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Common **	Education	9,820	98	—
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class A-1 Preferred **	Education	45,947	459	—
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class B-1 Preferred **	Education	104,314	1,043	—
Osage Exploration & Development, Inc. ** ‡	Oil and Gas	1,496,843	—	1,841
Spotted Hawk Development LLC, Common ** ‡	Oil and Gas	54,545	852	1,644
Total Warrants			$2,710	$9,273
TOTAL EQUITY			$62,051	$66,749
Total Investments in Non-Controlled/ Non-Affiliated Investments			$2,550,091	$2,414,307

INVESTMENTS IN NON-CONTROLLED/AFFILIATED INVESTMENTS—7.5% (4)	Industry	Par Amount*	Cost	Fair Value (1)
STRUCTURED PRODUCTS AND OTHER—7.5%
Highbridge Loan, Ltd., Preference Shares ** ‡ ¢	Diversified Investment Vehicle	$6,174	$6,174	$6,174
Jamestown CLO I LTD, Subordinated Notes, 11/5/24 ‡ † ¢	Diversified Investment Vehicle	15,075	14,053	13,568
Jamestown CLO I LTD, Class D L+550, 11/5/24 ‡ † ¢	Diversified Investment Vehicle	3,800	3,373	3,537
Jamestown CLO I LTD, Class C L+400, 11/5/24 ‡ † ¢	Diversified Investment Vehicle	1,120	1,024	1,109
Kirkwood Fund II LLC, Common Interest ‡ ¢	Diversified Investment Vehicle	—	41,067	43,144
MCF CLO I LLC, Membership Interests ‡ ¢	Diversified Investment Vehicle	38,918	38,918	38,918
MCF CLO I LLC, Class E Notes L+575, 4/20/23 ‡ † ¢	Diversified Investment Vehicle	13,000	12,278	12,273
Slater Mill Loan Fund LTD, Preference Shares ‡ ¢	Diversified Investment Vehicle	8,375	7,119	6,951
TOTAL STRUCTURED PRODUCTS AND OTHER			$124,006	$125,674
Total Investments in Non-Controlled/ Affiliated Investments			$124,006	$125,674

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (continued)
March 31, 2013
(in thousands, except shares)

INVESTMENTS IN CONTROLLED INVESTMENTS—18.5% (5)	Industry	Par Amount*	Cost	Fair Value (1)
CORPORATE DEBT—9.2%
SECURED DEBT—6.7%
1st Lien Secured Debt—6.1%
Merx Aviation Finance Holdings, LLC, 12.00%, 1/9/21	Aviation	$92,000	$92,000	$92,000
Merx Aviation Finance Holdings, LLC, 12.00%, 2/1/21	Aviation	5,303	5,303	5,303
Merx Aviation Finance Holdings, LLC, 12.00% 3/28/21	Aviation	4,684	4,684	4,684
Total 1st Lien Secured Debt			$101,987	$101,987
2nd Lien Secured Debt—0.6%
LVI Services, Inc., 12.50%, 3/6/2018	Environmental Services	$10,000	$9,815	$10,000
Total 2nd Lien Secured Debt			$9,815	$10,000
TOTAL SECURED DEBT			$111,802	$111,987
UNSECURED DEBT—2.5%
Playpower Holdings Inc., 14.00% PIK, 12/15/15	Leisure	€19,064	$25,285	$24,173
Playpower, Inc., 12.50% PIK, 12/31/15	Leisure	£12,310	18,838	18,458
TOTAL UNSECURED DEBT			$44,123	$42,631
TOTAL CORPORATE DEBT			$155,925	$154,618
STRUCTURED PRODUCTS AND OTHER—3.0%
AIC Credit Opportunity Fund LLC (6)	Diversified Investment Vehicle	—	$48,102	$50,696
TOTAL STRUCTURED PRODUCTS AND OTHER			$48,102	$50,696
EQUITY—6.3%
Common Equity/Interests—6.3%		Shares
Generation Brands Holdings, Inc. (Quality Home Brands) **	Home and Office Furnishings and Durable Consumer Products	9,007	—	$432
Generation Brands Holdings, Inc. Series H (Quality Home Brands) **	Home and Office Furnishings and Durable Consumer Products	7,500	$2,297	360
Generation Brands Holdings, Inc. Series 2L (Quality Home Brands) **	Home and Office Furnishings and Durable Consumer Products	36,700	11,242	1,760
LVI Parent Corp. (LVI Services, Inc.) **	Environmental & Facilities Services	14,981	16,096	30,575
Merx Aviation Finance Holdings, LLC **	Aviation	—	33,820	33,820
Playpower Holdings Inc. **	Leisure	1,000	77,722	38,157
Total Common Equity/Interests			$141,177	$105,104
TOTAL EQUITY			$141,177	$105,104
Total Investments in Controlled Investments			$345,204	$310,418
Total Investments—169.9%(7,8)			$3,019,301	$2,850,399
Liabilities in Excess of Other Assets—(69.9%)				(1,173,010)
Net Assets—100.0%				$1,677,389

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (continued)
March 31, 2013
(in thousands)
_______

(1)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2).

(2)	Denominated in foreign currency as indicated.

(3)	The Company is the sole Limited Partner in GS Prysmian Co-Invest L.P.

(4)
Denotes investments in which we are an “Affiliated Person”, as defined in the 1940 Act, due to owning or holding the power to vote 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of March 31, 2012 and March 31, 2013 along with transactions during the fiscal year ended March 31, 2013 in these Affiliated investments are as follows:

Name of Issuer	Fair Value at March 31, 2012	Gross Additions (Cost)*	Gross Reductions (Cost)**	Change in Unrealized Gain (Loss)	Fair Value at March 31, 2013	Net Realized Gain (Loss)	Interest/Dividend/ Other Income
Highbridge Loan, Ltd., Preference Shares ** ‡	N/A	$6,174	$—	$—	$6,174	$—	$—
Jamestown CLO I LTD, Subordinated Notes, 11/5/24 ‡†	N/A	14,053	—	(485)	13,568	—	34
Jamestown CLO I LTD, Class D L+550, 11/5/24 ‡†	N/A	3,373	—	164	3,537	—	101
Jamestown CLO I LTD, Class C L+400, 11/5/24 ‡†	N/A	1,024	—	85	1,109	—	23
Kirkwood Fund II LLC, Common Interest ‡	N/A	41,067	—	2,077	43,144	—	—
MCF CLO I LLC, Membership Interests ‡	N/A	40,385	(1,467)	—	38,918	—	5,896
MCF CLO I LLC, Class E Notes L+575, 4/20/23 ‡†	N/A	12,278	—	(5)	12,273	—	84
Slater Mill Loan Fund LTD, Preference Shares ‡	N/A	7,370	(251)	(168)	6,951	—	929
	N/A	$125,724	$(1,718)	$1,668	$125,674	$—	$7,067
_______
* Gross additions includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
** Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

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

Name of Issuer	Fair Value at March 31, 2012	Gross Additions (Cost)*	Gross Reductions (Cost)**	Change in Unrealized Gain (Loss)	Fair Value at March 31, 2013	Net Realized Gain (Loss)	Interest/Dividend/ Other Income
AIC Credit Opportunity Fund LLC Common Equity	$56,034	$575	$(15,503)	$9,590	$50,696	$2,964	$7,422
Generation Brands Holdings, Inc. (Quality Home Brands) Common Equity	130	—	—	302	432	—	—
Generation Brands Holdings, Inc. (Quality Home Brands) Series H Common Equity	1,300	—	—	(940)	360	—	—
Generation Brands Holdings, Inc. (Quality Home Brands) Series 2L Common Equity	7,793	—	—	(6,033)	1,760	—	—
LVI Services, Inc.,12.50%, 3/6/18	N/A	9,815	—	185	10,000	—	916
LVI Parent Corp. Common Equity	21,504	—	—	9,071	30,575	—	—
Merx Aviation Finance Holdings, LLC, 12.00%, 1/9/21	N/A	92,000	—	—	92,000	—	2,480
Merx Aviation Finance Holdings, LLC, 12.00%, 2/1/21	N/A	5,303	—	—	5,303	—	103
Merx Aviation Finance Holdings, LLC, 12.00% 3/28/21	N/A	4,684	—	—	4,684	—	6
Merx Aviation Finance Holdings, LLC Equity Interest	N/A	33,820	—	—	33,820	—	—
Playpower Holdings, Inc., 14.00% PIK	21,576	3,155	—	(558)	24,173	—	3,154
Playpower, Inc., 12.50% PIK	16,960	2,470	—	(972)	18,458	—	2,469
Playpower Holdings Inc. Common Equity	61,111	—	—	(22,954)	38,157	—	—
	$186,408	$151,822	$(15,503)	$(12,309)	$310,418	$2,964	$16,550
* Gross additions includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
** Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
As of March 31, 2013, the Company has a 100%, 32%, 32%, 100%, and 100%, equity ownership interest in AIC Credit Opportunity Fund LLC, Generation Brands Holdings, Inc., LVI Parent Corp., Merx Aviation Financing Holdings LLC, and Playpower Holdings Inc., respectively.

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

t
These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.

*	Denominated in USD unless otherwise noted, Euro (“€”), British Pound (“£"), and Canadian Dollar (“CAD”).

**	Non-income producing security

***	Non-accrual status (see Note 2d)

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
Apollo Investment commenced operations on April 8, 2004 receiving net proceeds of $870,000 from its initial public offering by selling 62 million shares of common stock at a price of $15.00 per share. Since then, and through December 31, 2013, we have raised approximately $2.1 billion in net proceeds from additional offerings of common stock.
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
Interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 or 10 of Regulation S-X, as appropriate. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair statement of financial statements for the interim period, have been included. These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended March 31, 2013. Certain industries were reclassified on the Schedule of Investments for March 31, 2013 to conform to the current period presentation. Certain amounts have been reclassified on the Statement of Operations and the Statement of Assets and Liabilities to conform to the current period presentation. Included in $18,258 of investment income from non-controlled/affiliated investments for the nine months ended December 31, 2013 is $5,088 of investment income previously classified as investment income from controlled investments for the three months ended June 30, 2013. For the three months ended December 31, 2012, approximately $59 of investment income previously classified from non-controlled/non-affiliated investments and $2,647 of investment income previously classified from controlled investments were reclassified to investment income from non-controlled/affiliated investments. For the nine months ended December 31, 2012, approximately i) $59 of investment income previously classified from non-controlled/non-affiliated and $4,147 of investment income previously classified from controlled investments was reclassified to investment income from non-controlled/affiliated investments, ii) $236 of investment income previously classified from non-controlled/non-affiliated investments were reclassified to investment income from controlled investments, and iii) $2,578 of investment income previously classified from controlled investments were reclassified to investment income from non-controlled/non-affiliated investments.
The significant accounting policies consistently followed by Apollo Investment are:
(a)Security transactions are accounted for on the trade date.
(b)Under procedures established by our board of directors, we value investments, including certain secured debt, unsecured debt and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations (unless they are deemed not to represent fair value). We attempt to obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker or a primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. If and when market quotations are deemed not to represent fair value, we typically utilize independent third party valuation firms to assist us in determining fair value. Accordingly, such investments go through our multi-step valuation process as described below. In each case, our independent third party valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations for such Level 3 categorized assets. Debt investments with remaining maturities of 60 days or less shall each be valued at cost with interest accrued or discount amortized to the date of maturity, unless such valuation, in the judgment of our investment adviser, does not represent fair value, in which case such investments shall be valued at fair value as determined in good faith by or under the direction of our board of directors. Investments that are not publicly traded

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share amounts)

or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of our board of directors. Such determination of fair values may involve subjective judgments and estimates.
With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, our board of directors has approved a multi-step valuation process each quarter, as described below:
(1)our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of our investment adviser responsible for the portfolio investment;
(2)preliminary valuation conclusions are then documented and discussed with senior management of our investment adviser;
(3)independent valuation firms are engaged by our board of directors to conduct independent appraisals by reviewing our investment adviser’s preliminary valuations and then making their own independent assessment;
(4)the audit committee of the board of directors reviews the preliminary valuation of our investment adviser and the valuation prepared by the independent valuation firm and responds to the valuation recommendation of the independent valuation firm to reflect any comments; and
(5)the board of directors discusses valuations and determines in good faith the fair value of each investment in our portfolio based on the input of our investment adviser, the applicable independent valuation firm, third party pricing services and the audit committee.
Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the quarter ended December 31, 2013, there has been no change to the Company’s valuation techniques and related inputs considered in the valuation process.

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
(c)Gains or losses on investments are calculated by using the specific identification method.
(d)The Company records interest and dividend income, adjusted for amortization of premium and accretion of discount, on an accrual basis. Some of our loans and other investments, including certain preferred equity investments, may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends computed at the contractual rate are accrued into income and reflected as receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. At the point the Company believes PIK is not expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are reversed from the related receivable through interest or dividend income,

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share amounts)

respectively. The Company does not reverse previously capitalized PIK interest or dividends. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if the Company believes that PIK is expected to be realized. For the nine months ended December 31, 2013, accrued PIK totaled $21,447 on total investment income of $284,941. Loan origination fees, original issue discount, and market discounts are capitalized and amortized into income using the interest method or straight-line, as applicable. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and other investments as interest income when we receive such amounts. Structuring and other lending related fees are recorded as other income when earned. Investments that are expected to pay regularly scheduled interest and/or dividends in cash are generally placed on non-accrual status when principal or interest/dividend cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest/dividend cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest or dividends are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining interest or dividend obligations. Interest or dividend cash payments received on non-accrual designated investments may be recognized as income or applied to principal depending upon management’s judgment.
(e)The Company intends to comply with the applicable provisions of the Code pertaining to regulated investment companies to make distributions of taxable income sufficient to relieve it of substantially all Federal income taxes. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. The Company will accrue excise tax on estimated excess taxable income, if any, as required.

(f)Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from accounting principles generally accepted in the United States of America.
(g)Dividends and distributions to common stockholders are recorded as of the record date. The amount to be paid out as a dividend is determined by the board of directors each quarter. Net realized capital gains, if any, are generally distributed or deemed distributed at least annually.
(h)Securities that have been called by the issuer are recorded at the call price on the call effective date.
(i)In accordance with Regulation S-X, the Company generally will not consolidate its interest in any company other than in investment company subsidiaries and controlled operating companies substantially all of whose business consists of providing services to the Company. Consequently, the Company has not consolidated special purpose entities through which the special purpose entity acquired and holds investments subject to financing with third parties. At December 31, 2013, the Company did not have any subsidiaries or controlled operating companies that were consolidated. See additional information within note 6.
(j)The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included with the net realized gains or losses and unrealized depreciation or appreciation from investments. The Company’s investments in foreign securities may involve certain risks, including without limitation: foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments and therefore the earnings of the Company.
(k)The Company may enter into forward exchange contracts in order to hedge against foreign currency risk. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled.
(l)The Company records expenses related to shelf filings and applicable offering costs as deferred financing costs in the Statement of Assets and Liabilities. To the extent such expenses relate to equity offerings, these expenses are charged as a reduction of capital upon utilization, in accordance with ASC 946-20-25.
(m)The Company records origination and other expenses related to its debt obligations as deferred financing costs in the Statement of Assets and Liabilities. These expenses are deferred and amortized using the straight-line method over the stated life of the obligation which closely approximates the effective yield method.
(n)The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. Generally, only securities with a maturity of three months or less from the date of purchase would qualify, with limited exceptions. The Company

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share amounts)

deems that certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities would qualify as cash equivalents.
(o)The Company records as dividend income the accretable yield from its beneficial interests in structured products such as CLOs based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. Such assumptions include the rate and timing of principal and interest receipts (which may be subject to prepayments and defaults). These assumptions are updated on at least a quarterly basis to reflect changes related to a particular security, actual historical data, and market changes.
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
The accrual of this theoretical capital gains incentive fee assumes all unrealized capital appreciation and depreciation is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no such accrual for the nine months ended December 31, 2013 and 2012. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (“Advisers Act”) or the Investment Advisory Agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the Investment Advisory Agreement which specifically excludes consideration of unrealized capital appreciation.
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
For the three and nine months ended December 31, 2013, the Company expensed $15,932 and $46,044 in base management fees and $11,469 and $35,464 in performance-based incentive fees. For the three and nine months ended December 31, 2012, the Company expensed $13,855 and $41,539 in base management fees and $10,346 and $30,804 in performance-based incentive fees. For the three and nine months ended December 31, 2013, total management fees waived were $1,963 and $4,930, respectively. For the three and nine months ended December 31, 2012, total management fees waived were $400 and $1,193, respectively. For the three and nine months ended December 31, 2013, total incentive fees waived were $1,412 and $3,745, respectively. For the three and nine months ended December 31, 2012, total incentive fees waived were $298 and $885, respectively. The amount of the deferred incentive fees for the three and nine months ended December 31, 2013 is $1,469 and $3,098, respectively. The amount of the deferred incentive fees for the three and nine months ended December 31, 2012 is $985 and $2,690, respectively.
The unpaid deferred fee balance included in the management and performance-based incentive fees payable line of the Statement of Assets and Liabilities at December 31, 2013 and March 31, 2013 is $6,057 and $3,935, respectively.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share amounts)

The Company has also entered into an Administration Agreement with the Administrator under which the Administrator provides administrative services for the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator and requested to be reimbursed for performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of its chief financial officer and chief compliance officer and their respective staffs. The Administrator will also provide, on our behalf, managerial assistance to those portfolio companies to which the Company is required to provide such assistance. For the three and nine months ended December 31, 2013, the Company recognized expenses under the Administration Agreement of $1,410 and $3,616, respectively. For the three and nine months ended December 31, 2012, the Company recognized expenses under the Administration Agreement of $1,118, and $2,637, respectively.

The Company has also entered into an expense reimbursement agreement with a subsidiary of a portfolio company that will reimburse the Company for reasonable out-of-pocket expenses incurred, including any interest, fees or other amounts incurred by the Company in connection with letters of credit issued on its behalf. For the three and nine months ended December 31, 2013, the Company recognized expenses that were reimbursed under the expense reimbursement agreement of $21 and $29, respectively.

Note 4. Net Asset Value Per Share
At December 31, 2013, the Company’s net assets and net asset value per share were $1,925,339 and $8.57, respectively. This compares to net assets and net asset value per share at March 31, 2013 of $1,677,389 and $8.27, respectively.
Note 5. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per share, pursuant to ASC 260-10, for the three and nine months ended December 31, 2013 and December 31, 2012, respectively:

	Three months ended December 31,		Nine months ended December 31,
Amounts are in thousands, except shares and per share data	2013	2012	2013	2012
Earnings per share—basic
Numerator for increase (decrease) in net assets per share:	$105,738	$(22,744)	$200,967	$38,651
Denominator for basic weighted average shares:	224,741,351	202,891,351	220,848,078	202,870,086
Basic earnings per share:	$0.47	$(0.11)	$0.90	$0.19

Earnings per share—diluted
Numerator for increase (decrease) in net assets per share:	$105,738	$(22,744)	$200,967	$38,651
Adjustment for interest on convertible notes and for incentive fees, net	2,548	2,575	7,651	7,715
Numerator for increase (decrease) in net assets per share, as adjusted	$108,286	$(20,169)	$208,618	$46,366
Denominator for weighted average shares, as adjusted for dilutive effect of convertible notes:	239,289,451	217,439,451	235,396,178	217,418,186
Diluted earnings per share:	$0.45	$(0.11)*	$0.88	$0.19	*
_______________________

*
In applying the if-converted method, conversion shall not be assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. For the three months and nine months ended December 31, 2013, there was no anti-dilution. For the three months and nine months ended December 31, 2012, anti-dilution was $0.02.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share amounts)
Note 6. Investments
AIC Credit Opportunity Fund LLC—We owned all of the common member interests in AIC Credit Opportunity Fund LLC (“AIC Holdco”). AIC Holdco was formed for the purpose of holding various financed investments. AIC Holdco wholly owned three special purpose entities, each of which in 2008 acquired directly or indirectly an investment in a particular security from an unaffiliated entity that provided leverage for the investment as part of the sale. During the quarter ended June 30, 2013, one of the three special purpose entities was dissolved, and during the quarter ended December 31, 2013, the remaining two special purpose entities, along with AIC Holdco, were dissolved. Each of these transactions is described in more detail below together with summary financial information.
In the first of these investments, in June 2008 we invested through AIC Holdco $39,500 in AIC (FDC) Holdings LLC (“Apollo FDC”). Apollo FDC used the proceeds to purchase a Junior Profit-Participating Note due 2013 in principal amount of $39,500 (the “Junior Note”) issued by Apollo I Trust (the “Trust”). The Trust also issued a Senior Floating Rate Note due 2013 (the “Senior Note”) to an unaffiliated third party in principal amount of $39,500 paying interest at the London Interbank Offered Rate (“LIBOR”) plus 1.50%, increasing over time to LIBOR plus 2.0%. The Trust used the aggregate $79,000 proceeds to acquire $100,000 face value of a senior subordinated loan of First Data Corporation (the “FDC Loan”) due 2016. The FDC Loan pays interest at 11.25% per year. The Junior Note of the Trust owned by Apollo FDC pays to Apollo FDC all of the interest and other proceeds received by the Trust on the FDC Loan after satisfying the Trust’s obligations on the Senior Note. The holder of the Senior Note has no recourse to Apollo FDC, AIC Holdco or us with respect to any interest on, or principal of, the Senior Note. However, if the value of the FDC Loan held by the Trust declines sufficiently, the investment would be unwound unless Apollo FDC posts additional collateral for the benefit of the Senior Note. During the fiscal year ended March 31, 2012, we sold $47,145 face value of the FDC Loan. During the period ended September 30, 2013, we unwound the transaction by investing $20,386 into the Trust which then repaid the Senior Note. Subsequent to the repayment of the Senior Note, $10,993 of face value of the FDC Loan was prepaid by First Data Corporation resulting in a distribution of $11,556 to the Company. The remaining FDC Loan, which consisted of $41,862 of face value, was transferred to the Company at an accreted cost of $38,728 with a fair value of $40,397 on the transfer date and the Trust was closed. During the quarter ended December 31, 2013, Apollo FDC was dissolved.
In the second of these investments, in June 2008 we invested through AIC Holdco $11,375 in AIC (TXU) Holdings LLC (“Apollo TXU”). Apollo TXU acquired exposure to $50,000 notional amount of a LIBOR plus 3.5% senior secured delayed draw term loan of Texas Competitive Electric Holdings (“TXU”) due 2014 through a non-recourse total return swap (the “TRS”) with an unaffiliated third party expiring on October 10, 2013. Pursuant to such delayed draw term loan, Apollo TXU pays an unaffiliated third-party interest at LIBOR plus 1.5% and generally receives all proceeds due under the delayed draw term loan of TXU (the “TXU Term Loan”). Like Apollo FDC, Apollo TXU is entitled to 100% of any realized appreciation in the TXU Term Loan and, since the TRS is a non-recourse arrangement, Apollo TXU is exposed only up to the amount of its investment in the TRS, plus any additional margin we decide to post, if any, during the term of the financing. The TRS does not constitute a senior security or a borrowing of Apollo TXU. In connection with the amendment and extension of the TXU Term Loan in April 2011, for which Apollo TXU received a consent fee along with an increase in the rate of the TXU Term Loan to LIBOR plus 4.5%, Apollo TXU extended its TRS to 2016 at a rate of LIBOR plus 2.0%. During the period ended September 30, 2013, Apollo TXU terminated the entire TRS resulting in a realized loss of $10,314. The excess collateral posted was returned to Apollo TXU. During the quarter ended December 31, 2013, Apollo TXU was dissolved.
In the third of these investments, in September 2008 we invested through AIC Holdco $10,022 in AIC (Boots) Holdings, LLC (“Apollo Boots”). Apollo Boots acquired €23,383 and £12,465 principal amount of senior term loans of AB Acquisitions Topco 2 Limited, a holding company for the Alliance Boots group of companies (the “Boots Term Loans”), out of the proceeds of our investment and a multicurrency $40,876 equivalent non-recourse loan to Apollo Boots (the “Acquisition Loan”) by an unaffiliated third party that was scheduled to mature in September 2013 and paid interest at LIBOR plus 1.25% or, in certain cases, the higher of the Federal Funds Rate plus 0.50% or the lender’s prime-rate. The Boots Term Loans paid interest at the rate of LIBOR plus 3% per year and are scheduled to mature in June 2015. During the fiscal year ended March 31, 2013, Apollo Boots sold the entire position of the Boots Term Loans in the amount of €23,383 and £12,465 of principal. As of March 31, 2013, Apollo Boots held no investments. During the quarter ended June 30, 2013, Apollo Boots was dissolved.
During the quarter ended December 31, 2013, AIC Holdco was dissolved. We do not consolidate AIC Holdco or its wholly owned subsidiaries and accordingly only the value of our investment in AIC Holdco was included on our statement of assets and liabilities. Our investment in AIC Holdco was valued in accordance with our normal valuation procedures and was based on the values of the underlying assets held by each of the special purpose entities net of associated liabilities.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share amounts)
Below is summarized financial information for AIC Holdco as of December 31, 2013 and March 31, 2013 and for the nine months ended December 31, 2013 and 2012.

	December 31, 2013 (unaudited)	March 31, 2013
Assets
Cash	$—	$10
Apollo FDC(1)	—	32,981
Apollo TXU(2)	—	26,641
Other Assets	—	2,702
Total Assets	$—	$62,334

Liabilities
Apollo FDC(3)	$—	$—
Apollo TXU(4)	—	8,936
Other Liabilities	—	2,702
Total Liabilities	$—	$11,638

Net Assets
Apollo FDC	$—	$32,981
Apollo TXU	—	17,705
Other	—	10
Total Net Assets	$—	$50,696

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share amounts)

	Nine months ended December 31, 2013 (unaudited)	Nine months ended December 31, 2012 (unaudited)
Net Operating Income (Loss)
Apollo FDC(5)	$1,559	$2,686
Apollo TXU(5)	692	900
Apollo Boots(5)	8	721
Other	4	(5)
Total Operating Income	$2,263	$4,302

Net Realized Gain (Loss)
Apollo FDC	$9,634	$—
Apollo TXU	(10,314)	—
Apollo Boots	—	1,513
Total Net Realized Gain (Loss)	$(680)	$1,513

Net Change in Unrealized Appreciation / Depreciation
Apollo FDC	$(11,509)	$3,832
Apollo TXU	8,936	4,920
Apollo Boots	—	538
Total Net Change in Unrealized Appreciation / Depreciation	$(2,573)	$9,290

Net Income (Loss)(6)
Apollo FDC	$(316)	$6,518
Apollo TXU	(686)	5,820
Apollo Boots	8	2,772
Other	4	(5)
Total Net Income (Loss)	$(990)	$15,105
_______________

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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share amounts)
Investments for the Company
Investments for the Company consisted of the following as of December 31, 2013 and March 31, 2013:

	December 31, 2013		March 31, 2013
	Cost	Fair Value	Cost	Fair Value
Secured Debt	$1,587,758	$1,619,648	$1,339,680	$1,266,004
Unsecured Debt	1,023,516	1,031,518	1,256,697	1,214,997
Structured Products and Other	222,425	231,260	179,475	185,995
Preferred Equity	112,200	89,438	40,221	11,550
Common Equity/Interests	225,487	197,847	200,518	162,580
Warrants	9,014	13,900	2,710	9,273
Total	$3,180,400	$3,183,611	$3,019,301	$2,850,399
At December 31, 2013, our investments that were measured at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurement at Reporting Date Using:
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Secured Debt	$1,619,648	$—	$905,364	$714,284
Unsecured Debt	1,031,518	—	686,936	344,582
Structured Products and Other	231,260	—	—	231,260
Preferred Equity	89,438	—	—	89,438
Common Equity/Interests	197,847	—	—	197,847
Warrants	13,900	—	—	13,900
Total	$3,183,611	$—	$1,592,300	$1,591,311
At March 31, 2013, our investments that were measured at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurement at Reporting Date Using:
Description	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Secured Debt	$1,266,004	$—	$625,195	$640,809
Unsecured Debt	1,214,997	—	583,950	631,047
Structured Products and Other	185,995	—	—	185,995
Preferred Equity	11,550	—	—	11,550
Common Equity/Interests	162,580	—	—	162,580
Warrants	9,273	—	—	9,273
Total	$2,850,399	$—	$1,209,145	$1,641,254

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share amounts)

The following charts show the components of change in our investments categorized as Level 3 for the three and nine months ended December 31, 2013:
For the three months ended December 31, 2013:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)*
	Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/ Interests	Warrants	Total
Beginning Balance, September 30, 2013	$619,374	$377,020	$180,453	$13,151	$212,755	$13,723	$1,416,476
Total realized gains (losses) included in earnings	(5,414)	1,279	321	99	10,542	—	6,827
Total change in unrealized depreciation / appreciation included in earnings	8,191	2,881	5,437	4,506	(10,033)	101	11,083
Net amortization on investments	461	295	90	—	—	—	846
Purchases, including capitalized PIK	195,478	12,514	71,887	71,780	511	76	352,246
Sales	(112,159)	(49,407)	(26,928)	(98)	(15,928)	—	(204,520)
Transfers out of Level 3 (1)	(161,833)	—	—	—	—	—	(161,833)
Transfers into Level 3 (1)	170,186	—	—	—	—	—	170,186
Ending Balance, December 31, 2013	$714,284	$344,582	$231,260	$89,438	$197,847	$13,900	$1,591,311
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized depreciation / appreciation relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized depreciation / appreciation on investments in our Statement of Operations.	$2,506	$4,454	$(14,125)	$4,505	$84	$101	$(2,475)
______________________________

(1)
Transfers represent transfers in and out of Level 3 and in and out of Level 2 due to changes in the quantity and quality of information obtained to support the fair value of each investment as assessed by the Adviser. Transfers are assumed to have occurred at the end of the period. There were no transfers between Level 1 and Level 2 fair value measurements during the period shown.

(2)	Includes unfunded revolver obligations measured at fair value of $(8,096).

*	Pursuant to fair value measurement and disclosure guidance, the Company currently categorizes investments by class as shown above.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share amounts)

For the nine months ended December 31, 2013:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)*
	Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/ Interests	Warrants	Total
Beginning Balance, March 31, 2013	$640,809	$631,047	$185,995	$11,550	$162,580	$9,273	$1,641,254
Total realized gains (losses) included in earnings	(33,654)	(44,270)	(2,017)	98	10,542	—	(69,301)
Total change in unrealized depreciation / appreciation included in earnings	39,961	53,100	2,166	5,910	10,299	(1,677)	109,759
Net amortization on investments	3,026	10,237	238	—	—	—	13,501
Purchases, including capitalized PIK	460,799	56,050	132,169	71,978	36,738	6,304	764,038
Sales	(412,473)	(280,776)	(59,055)	(98)	(22,312)	—	(774,714)
Transfers out of Level 3 (1)	(154,865)	(80,806)	(38,728)	—	—	—	(274,399)
Transfers into Level 3 (1)	170,681	—	10,492	—	—	—	181,173
Ending Balance, December 31, 2013	$714,284	$344,582	$231,260	$89,438	$197,847	$13,900	$1,591,311
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized depreciation / appreciation relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized depreciation / appreciation on investments in our Statement of Operations.	$374	$(11,933)	$7,086	$5,909	$13,942	$(1,677)	$13,701
______________________________

(1)
Transfers represent (a) a transfer of $10,492 out of Secured Debt into Structured Products due to the change in the nature of the investment and (b) transfers in and out of Level 3 and in and out of Level 2 due to changes in the quantity and quality of information obtained to support the fair value of each investment as assessed by the Adviser. Transfers are assumed to have occurred at the end of the period. There were no transfers between Level 1 and Level 2 fair value measurements during the period shown.

(2)	Includes unfunded revolver obligations measured at fair value of $(8,096).

*	Pursuant to fair value measurement and disclosure guidance, the Company currently categorizes investments by class as shown above.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share amounts)
The following charts show the components of change in our investments categorized as Level 3 for the three and nine months ended December 31, 2012:
For the three months ended December 31, 2012:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)*
	Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/ Interests	Warrants	Total
Beginning Balance, September 30, 2012	$1,117,830	$1,266,029	$122,896	$25,987	$131,573	$11,775	$2,676,090
Total realized gains (losses) included in earnings	(22,010)	3,844	2,338	—	79	5,383	(10,366)
Total change in unrealized depreciation / appreciation included in earnings	(29,853)	172	999	(14,892)	(3,755)	(3,979)	(51,308)
Net amortization on investments	2,082	3,213	83	—	—	—	5,378
Purchases, including capitalized PIK	332,416	124,462	59,471	94	800	852	518,095
Sales	(255,687)	(235,746)	(13,729)	—	(79)	(5,625)	(510,866)
Transfers(1)	—	—	—	—	—	—	—
Ending Balance, December 31, 2012	$1,144,778	$1,161,974	$172,058	$11,189	$128,618	$8,406	$2,627,023
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized depreciation / appreciation relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized depreciation / appreciation on investments in our Statement of Operations.	$(31,145)	$3,639	$(5,125)	$(14,892)	$(3,755)	$10,157	$(41,121)

____________________

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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share amounts)

For the nine months ended December 31, 2012:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)*
	Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/ Interests	Warrants	Total
Beginning Balance, March 31, 2012	$864,485	$1,520,152	$63,725	$34,648	$184,341	$9,729	$2,677,080
Total realized gains (losses) included in earnings	(19,679)	(14,829)	2,337	—	(42,641)	5,383	(69,429)
Total change in unrealized depreciation / appreciation included in earnings	(25,319)	20,083	11,705	(25,633)	6,672	(1,934)	(14,426)
Net amortization on investments	5,968	11,769	217	97	—	—	18,051
Purchases, including capitalized PIK	703,451	309,220	107,801	2,077	900	853	1,124,302
Sales	(379,445)	(684,421)	(13,727)	—	(25,337)	(5,625)	(1,108,555)
Transfers(1)	(4,683)	—	—	—	4,683	—	—
Ending Balance, September 30, 2012	$1,144,778	$1,161,974	$172,058	$11,189	$128,618	$8,406	$2,627,023
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized depreciation / appreciation relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized depreciation / appreciation on investments in our Statement of Operations.	$(25,169)	$6,216	$5,592	$(25,633)	$(32,328)	$2,528	$(68,794)

____________________

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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share amounts)

The following tables summarize the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 3 as of December 31, 2013 and March 31, 2013. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provides information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

	Quantitative Information about Level 3 Fair Value Measurements
	December 31, 2013	Valuation Techniques/ Methodologies	Unobservable Input	Range (Weighted Average)
Secured Debt	$567,329	Yield Analysis	Discount Rate	9.1% – 27.6% (13.6%)
	31,941	Other	Recent Transaction	n/a
Unsecured Debt	337,495	Yield Analysis	Discount Rate	9.5% – 32.5% (11.9%)
Structured Products and Other	10,058	Yield Analysis	Discount Rate	15.0% – 15.0% (15.0%)
	172,704	Discounted Cash Flow	Discount Rate	12.0% – 16.0% (13.9%)
	25,746	Other	Recent Transaction	n/a
Preferred Equity	89,437	Market Comparable Approach	Comparable Multiple	2.1x – 11.5x (8.4x)
Common Equity / Interests	117,617	Market Comparable Approach	Comparable Multiple	2.1x – 12.2x (8.2x)
	28	Net Asset Value	Underlying Assets / Liabilities	n/a
	6,645	Other	Illiquidity / Restrictive Discount	7.0% – 7.0% (7.0%)
	73,465	Yield Analysis	Discount Rate	11.6% – 30.0% (11.9%)
Warrants	12,196	Market Comparable Approach	Comparable Multiple	5.3x – 6.0x (4.7x)
	1,171	Other	Illiquidity / Restrictive discount	20.0% – 20.0% (20.0%)

 APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share amounts)

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of March 31, 2013	Valuation Techniques/ Methodologies	Unobservable Input	Range (Weighted Average)
Secured Debt	$32,952	Market Comparable Approach	Comparable Multiple	6.0x – 6.0x (6.0x)
	422,766	Yield Analysis	Discount Rate	8.0% – 18.0% (12.1%)
Unsecured Debt	504,263	Yield Analysis	Discount Rate	10.1% – 25.0% (13.8%)
Structured Products and Other	43,144	Discounted Cash Flow	Discount Rate	13.0% – 13.0% (13.0%)
	6,174	Recent Transactions	Recent Transactions	n/a
	50,697	Net Asset Value	Underlying Assets / Liabilities	n/a
Preferred Equity	11,550	Market Comparable Approach	Comparable Multiple	4.3x – 10.4x (6.5x)
Common Equity/Interests	33,911	Discounted Cash Flow	Discount Rate	8.0% – 12.5% (12.5%)
	123,081	Market Comparable Approach	Comparable Multiple	2.0x – 10.8x (8.0x)
	123	Net Asset Value	Underlying Assets / Liabilities	n/a
	146	Yield Analysis	Discount Rate	20.0% – 20.0% (20.0%)
	5,319	Other	Illiquidity / Restrictive discount	7.0% – 7.0% (7.0%)
Warrants	7,432	Market Comparable Approach	Comparable Multiple	4.3x – 5.9x (5.4x)
	1,841	Other	Illiquidity / Restrictive discount	20.0% – 20.0% (20.0%)
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share amounts)
PIK Activity
Accumulated PIK income activity for the three months and nine months ended December 31, 2013 and December 31, 2012:

	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012	Nine Months Ended December 31, 2013	Nine Months Ended December 31, 2012
PIK balance at beginning of period	$54,991	$42,938	$45,658	$32,963
Gross PIK income capitalized	4,119	2,603	21,008	15,012
Adjustments due to investment exits	—	—	(25)	—
PIK income received in cash	(7,211)	(2,762)	(14,742)	(5,196)
PIK balance at end of period	$51,899	$42,779	$51,899	$42,779

Note 7. Derivative Instruments
During the three months ended June 30, 2013, we entered into interest rate swap and interest rate cap agreements to manage interest rate risk associated with one of our structured product investments. During the three months ended September 30, 2013, we exited the investment and unwound the derivatives. As of December 31, 2013, we did not hold any derivative investments. We do not hold or issue derivative contracts for speculative purposes. We recorded the accrual of periodic interest settlements in net unrealized appreciation/depreciation and subsequently recorded the cash payments as a net realized gain or loss on the interest settlement date, activities which are classified under operating activities in our statement of cash flows.
The table below summarizes the effect of derivative instruments on our statement of operations for the three and nine months ended December 31, 2013:
For the three months ended December 31, 2013, there were no profit and loss activity for derivative instruments.
For the nine months ended December 31, 2013:

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
Credit Risk-Related Contingent Features
The use of derivatives creates exposure to counterparty credit risk that may result in potential losses in the event that the counterparties to these instruments fail to perform their obligations under the agreements governing such derivatives. The Company seeks to minimize this risk by limiting the Company’s counterparties to major financial institutions with acceptable credit ratings and monitoring positions with individual counterparties. In addition, the Company may be required under the terms of its derivatives agreements to pledge assets as collateral to secure its obligations under the derivatives. The amount of collateral varies over time based on the fair value, notional amount and remaining term of the derivatives, and may exceed the amount owed by the Company on a fair value basis. In the event of a default by a counterparty, the Company would be an unsecured creditor to the extent of any such overcollateralization. At December 31, 2013, there is no cash pledged as collateral.

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
Note 8. Foreign Currency Transactions and Translations
At December 31, 2013, the Company had outstanding non-USD borrowings on its Senior Secured Facility (as defined herein) denominated in Euros, British Pounds, and Canadian Dollars. Unrealized appreciation/depreciation on these outstanding borrowings is indicated in the table below:

Foreign Currency	Local Currency		Original Borrowing Cost	Current Value	Reset Date	Unrealized Appreciation (Depreciation)
British Pound		£45,100	$72,078	$74,697	01/31/2014	$(2,619)
Euro		€18,200	24,474	25,079	01/31/2014	(605)
Euro		€15,000	20,021	20,669	01/23/2014	(648)
Canadian Dollar	CAD	34,900	32,940	32,847	01/23/2014	93
			$149,513	$153,292		$(3,779)

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

Note 9. Cash Equivalents
The Company held cash equivalents during the year ended March 31, 2013. There were no cash equivalents held as of December 31, 2013 and March 31, 2013.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share amounts)

Note 10. Financial Highlights
The following is a schedule of financial highlights for the nine months ended December 31, 2013 and the year ended March 31, 2013:

	Nine months ended December 31, 2013 (unaudited)		Fiscal year ended March 31, 2013
Per Share Data:
Net asset value, beginning of period	$8.27		$8.55
Net investment income	0.69		0.83*
Net realized and unrealized gain/(loss)	0.21		(0.31)*
Net increase in net assets resulting from operations	0.90		0.51 *
Dividends to stockholders from net investment income (1)	(0.60)		(0.79)
Distribution of return of capital	—		(0.01)
Effect of anti-dilution	— **		— **
Offering costs	— **		— **
Net asset value at end of period	$8.57		$8.27
Per share market price at end of period	$8.48		$8.36
Total return (2)	9.00%		28.24%
Shares outstanding at end of period	224,741,351		202,891,351

Ratio/Supplemental Data:
Net assets at end of period (in millions)	$1,925.3		$1,677.4
Ratio of net investment income to average net assets (3)	11.06%		9.87%
Ratio of operating expenses to average net assets (3)	6.03%	***	6.28%
Ratio of interest and other debt expenses to average net assets (3)	3.69%		3.43%
Ratio of total expenses to average net assets	9.72%	***	9.71%
Average debt outstanding	$1,193,913		$1,036,780
Average debt per share	$5.41		$5.11
Portfolio turnover ratio	53.3%		49.9%
_________________

(1)	Per share amounts reflect total dividends paid per share for the respective periods.

(2)
Total return is not annualized and is based on the change in market price per share during the respective periods. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.

(3)	Annualized

*	Represent rounded numbers

**	Represents less than one cent per average share.

***
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is shown net of all voluntary management and incentive fee waivers (see note 3). The ratio of annualized operating expenses to average net assets and the ratio of annualized total expenses to average net assets would be 6.66% and 10.35% respectively, without the voluntary fee waivers.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share amounts)
Senior Securities

Information about our senior securities is shown in the following table as of each year ended March 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Estimated Market Value (4)
Senior Secured Facility
Fiscal 2014 (through December 31, 2013)	$491,292	$984	$—	$492,274
Fiscal 2013	536,067	1,137	—	551,097
Fiscal 2012	539,337	1,427	—	N/A
Fiscal 2011	628,443	1,707	—	N/A
Fiscal 2010	1,060,616	2,671	—	N/A
Fiscal 2009	1,057,601	2,320	—	N/A
Fiscal 2008	1,639,122	2,158	—	N/A
Fiscal 2007	492,312	4,757	—	N/A
Fiscal 2006	323,852	4,798	—	N/A
Fiscal 2005	—	—	—	N/A
Senior Secured Notes
Fiscal 2014 (through December 31, 2013)	$270,000	$541	$—	$279,901
Fiscal 2013	270,000	572	—	282,173
Fiscal 2012	270,000	714	—	N/A
Fiscal 2011	225,000	611	—	N/A
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
Fiscal 2005	—	—	—	N/A
2042 Notes
Fiscal 2014 (through December 31, 2013)	$150,000	$300	$—	$123,720
Fiscal 2013	150,000	318	—	148,920
Fiscal 2012	—	—	—	N/A
Fiscal 2011	—	—	—	N/A
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
Fiscal 2005	—	—	—	N/A
2043 Notes
Fiscal 2014 (through December 31, 2013)	$150,000	$300	$—	$114,264
Fiscal 2013	—	—	—	N/A
Fiscal 2012	—	—	—	N/A
Fiscal 2011	—	—	—	N/A
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share amounts)

Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
Fiscal 2005	—	—	—	N/A
Convertible Notes
Fiscal 2014 (through December 31, 2013)	$200,000	$401	$—	$209,946
Fiscal 2013	200,000	424	—	212,000
Fiscal 2012	200,000	529	—	N/A
Fiscal 2011	200,000	544	—	N/A
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
Fiscal 2005	—	—	—	N/A

_________________

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.

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

Note 11. Debt
The Company’s outstanding debt obligations as of December 31, 2013 were as follows:

	December 31, 2013
Amounts in ‘000s	Date Issued / Amended	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Final Maturity Date
Senior Secured Facility	2013	$1,250,000	$491,292	2018
Senior Secured Notes	2010	225,000	225,000	2015
Senior Secured Notes (Series A)	2011	29,000	29,000	2016
Senior Secured Notes (Series B)	2011	16,000	16,000	2018
2042 Notes	2012	150,000	150,000	2042
2043 Notes	2013	150,000	150,000	2043
Convertible Notes	2011	200,000	200,000	2016
Total Debt Obligations		$2,020,000	$1,261,292
Senior Secured Facility
On September 13, 2013, the Company amended and restated its senior secured, multi-currency, revolving credit facility (the “Senior Secured Facility”). The new facility increased the lenders’ commitments to $1,250,000 and extended the maturity date to August 31, 2018. Additionally, it allows the Company to seek additional commitments from new and existing lenders in the future, up to an aggregate

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share amounts)

facility size not to exceed $1,710,000. The Senior Secured Facility is secured by substantially all of the assets in Apollo Investment’s portfolio, including cash and cash equivalents. Commencing September 30, 2017, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the Senior Secured Facility as of August 31, 2017. Pricing for Alternate Base Rate (ABR) borrowings is 100 basis points over the applicable Prime Rate and pricing for eurocurrency borrowings is 200 basis points over the LIBOR Rate. The Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Senior Secured Facility and a letter of credit participation fee of 2.00% per annum plus a letter of credit fronting fee of 0.25% per annum on letters of credit issued. Terms used in the foregoing sentence have the meanings set forth in the Senior Secured Facility. The Senior Secured Facility contains affirmative and restrictive covenants, including: (a) periodic financial reporting requirements, (b) maintaining minimum stockholders’ equity of the greater of (i) 40% of the total assets of Apollo Investment and its consolidated subsidiaries as at the last day of any fiscal quarter and (ii) the sum of (A) $845,000 plus (B) 25% of the net proceeds from the sale of equity interests in Apollo Investment after the closing date of the Senior Secured Facility, (c) maintaining a ratio of total assets, less total liabilities (other than indebtedness) to total indebtedness, in each case of Apollo Investment and its consolidated subsidiaries, of not less than 2.0:1.0, (d) limitations on the incurrence of additional indebtedness, including a requirement to meet a certain minimum liquidity threshold before Apollo Investment can incur such additional debt, (e) limitations on liens, (f) limitations on investments (other than in the ordinary course of Apollo Investment’s business), (g) limitations on mergers and disposition of assets (other than in the normal course of Apollo Investment’s business activities), (h) limitations on the creation or existence of agreements that permit liens on properties of Apollo Investment’s consolidated subsidiaries and (i) limitations on the repurchase or redemption of certain unsecured debt and debt securities. In addition to the asset coverage ratio described in clause (c) of the preceding sentence, borrowings under the Senior Secured Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in Apollo Investment’s portfolio. The Senior Secured Facility also provides for the issuance of letters of credit for up to an aggregate amount of $125,000. As of December 31, 2013 and March 31, 2013, the Company had $11,396 and $0, respectively in standby letters of credit issued through the Senior Secured Facility. The amount available for borrowing under the Senior Secured Facility is reduced by any standby letters of credit issued. The available remaining capacity under the Senior Secured Facility was $747,312 at December 31, 2013.
Senior Secured Notes
On September 30, 2010, the Company entered into a note purchase agreement with certain institutional accredited investors providing for a private placement issuance of $225,000 in aggregate principal amount of five-year, senior secured notes with an annual fixed interest rate of 6.25% and a maturity date of October 4, 2015 (the “Senior Secured Notes”). On October 4, 2010, the Senior Secured Notes issued by Apollo Investment were sold to certain institutional accredited investors pursuant to an exemption from registration under the Securities Act of 1933, as amended. Interest on the Senior Secured Notes is due semi-annually on April 4 and October 4, commencing on April 4, 2011.
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
2042 Notes
On October 9, 2012, the Company issued $150,000 in aggregate principal amount of 6.625% senior unsecured notes due 2042 for net proceeds of $145,275 (the “2042 Notes”). Interest on the 2042 Notes is paid quarterly on January 15, April 15, July 15 and October 15, at an annual rate of 6.625%, commencing on January 15, 2013. The 2042 Notes will mature on October 15, 2042. The Company may redeem the 2042 Notes in whole or in part at any time or from time to time on or after October 15, 2017. The 2042 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior, unsecured indebtedness. The 2042 Notes are listed on The New York Stock Exchange under the ticker symbol “AIB”.
2043 Notes
On June 17, 2013, the Company issued $135,000 in aggregate principal amount of 6.875% senior unsecured notes due 2043 and on June 24, 2013 an additional $15,000 in aggregate principal amount of such notes was issued pursuant to the underwriters’ over-allotment option exercise. In total, $150,000 of aggregate principal was issued for net proceeds of $145,275 (the “2043 Notes”). Interest on the 2043 Notes is paid quarterly on January 15, April 15, July 15 and October 15, at an annual rate of 6.875%, commencing on October 15, 2013. The 2043 Notes will mature on July 15, 2043. The Company may redeem the 2043 Notes in whole or in part at any time or from

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share amounts)

time to time on or after July 15, 2018. The 2043 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior, unsecured indebtedness. The 2043 Notes are listed on The New York Stock Exchange under the ticker symbol “AIY”.

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
The following chart summarizes the components of average outstanding debt, maximum amount of debt outstanding, and the annualized interest cost, including commitment fees, for the three and nine months ended December 31, 2013 and 2012:

	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012	Nine Months Ended December 31, 2013	Nine Months Ended December 31, 2012
Average outstanding debt balance	$1,247,045	$1,027,282	$1,193,913	$990,404
Maximum amount of debt outstanding	1,350,738	1,140,214	1,353,063	1,140,214

Weighted average annualized interest cost, including commitment fees, but excluding debt issuance costs (1) (2)	4.97%	4.94%	5.01%	4.78%
Annualized amortized debt issuance cost	0.53%	0.71%	0.61%	0.95%
Total annualized interest cost	5.50%	5.65%	5.62%	5.73%
_________________

(1)	The weighted average annual interest cost reflects the average interest cost for all debt.

(2)
Commitment fees for the three and nine months ended December 31, 2013 were $737 and $2,066, respectively. The commitment fees for the three and nine months ended December 31, 2012 were $689 and $2,096, respectively.

As of December 31, 2013, the Company is in compliance with all debt covenants.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share amounts)
Note 12. Commitments and Contingencies
As of December 31, 2013, the Company’s commitments and contingencies were as follows:

As of December 31, 2013
Unfunded revolver obligations and commitment to bridge loans (1) (2)	$340,157
Unfunded delayed draw commitments on senior loans to portfolio companies	132,706
Unfunded delayed draw commitments on senior loans to portfolio companies (performance thresholds not met) (3)	56,000
Standby letters of credit issued under the Senior Secured Facility for the account of certain portfolio companies for which the Company is liable	11,396
_________________

(1)
These amounts may or may not be funded to the borrowing party in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of December 31, 2013, subject to the terms of each loan’s respective credit agreements. AIC’s commitments are subject to the consummation of the underlying corporate transactions and conditional upon receipt of all necessary shareholder, regulatory and other applicable approvals.

(2)	Included in this amount is $138,166 unfunded revolver commitment for Merx Aviation Finance Holdings, LLC.

(3)	The borrower is required to meet certain performance thresholds before the Company is obligated to fulfill the commitments and those performance thresholds were not met as of December 31, 2013.
Note 13. Subsequent Events
The Board of Directors declared a dividend of $0.20 per share for the third fiscal quarter of 2014, payable on April 7, 2014 to stockholders of record as of March 21, 2014.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Apollo Investment Corporation
We have reviewed the accompanying statement of assets and liabilities of Apollo Investment Corporation (the “Company”), including the schedule of investments, as of December 31, 2013 and the related statement of operations for the three and nine month periods ended December 31, 2013 and December 31, 2012, the statement of cash flows for the nine month periods ended December 31, 2013 and December 31, 2012 and the statement of changes in net assets for the nine month period ended December 31, 2013. These interim financial statements are the responsibility of the Company’s management.
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
February 6, 2014

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
Some of the statements in this report constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained herein involve risks and uncertainties, including statements as to:
•our future operating results;
•our business prospects and the prospects of our portfolio companies;
•the impact of investments that we expect to make;
•our contractual arrangements and relationships with third parties;
•the dependence of our future success on the general economy and its impact on the industries in which we invest;
•the ability of our portfolio companies to achieve their objectives;
•our expected financings and investments;
•the adequacy of our cash resources and working capital; and
•the timing of cash flows, if any, from the operations of our portfolio companies.
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
OVERVIEW
Apollo Investment was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a BDC under the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a RIC under Subchapter M of the Code. Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. Apollo Investment commenced operations on April 8, 2004 upon completion of its initial public offering that raised $870 million in net proceeds selling 62 million shares of its common stock at a price of $15.00 per share. Since then, and through December 31, 2013, we have raised approximately $2.1 billion in net proceeds from additional offerings of common stock.

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

Portfolio and Investment Activity
Our portfolio and investment activity for the three months ended December 31, 2013 and 2012 is as follows:

(amounts in millions)	For the three months ended December 31, 2013	For the three months ended December 31, 2012
Investment made in portfolio companies (1)	$630	$515
Investments sold	(293)	(307)
Net activity before repaid investments	337	208
Investments repaid	(251)	(204)
Net investment activity	$86	$4

Portfolio companies, at beginning of period	93	70
Number of new portfolio companies	21	16
Number of exited companies	13	14
Portfolio companies, at end of period	101	72

Number of investments in existing portfolio companies	22	13
_________________

(1)	Investments were made through a combination of primary and secondary market purchases.
Our portfolio composition and weighted average yields at December 31, 2013 and at March 31, 2013 are as follows:

	December 31, 2013		March 31, 2013
Portfolio composition, measured at fair value:
Secured debt	51%		44%
Unsecured debt	32%		43%
Structured products and other	7%		7%
Common equity, preferred equity and warrants	10%		6%
Weighted average yields, at current cost basis, exclusive of securities on non-accrual status:
Secured debt portfolio	11.3%		11.2%
Unsecured debt portfolio	11.5%		12.7%
Total debt portfolio	11.4%		11.9%
Income-bearing investment portfolio composition, measured at fair value:
Fixed rate amount	$1.7	billion	$1.6	billion
Floating rate amount	$1.1	billion	$0.9	billion
Fixed rate %	61%		64%
Floating rate %	39%		36%
Income-bearing investment portfolio composition, measured at cost:
Fixed rate amount	$1.7	billion	$1.6	billion
Floating rate amount	$1.1	billion	$0.9	billion
Fixed rate %	62%		65%
Floating rate %	38%		35%
Since the initial public offering of Apollo Investment in April 2004, and through December 31, 2013, invested capital totaled $12.2 billion in 271 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 100 different financial sponsors.

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
Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered in the valuation process of independent valuation firms. For the quarter ended December 31, 2013, there was no change to the Company’s valuation techniques and related inputs considered in the valuation process.
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
In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. Of the Company’s investments at December 31, 2013, $1.6 billion or 50.0% of the Company’s investments are classified as Level 3.
Revenue Recognition
The Company records interest and dividend income, adjusted for amortization of premium and accretion of discount, on an accrual basis. Some of our loans and other investments, including certain preferred equity investments, may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends computed at the contractual rate are accrued into income and reflected as receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. At the point the Company believes PIK is not expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are reversed from the related receivable through interest or dividend income, respectively. The Company does not reverse previously capitalized PIK interest or dividends. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if the Company again believes that PIK is expected to be realized. For the three and nine months ended December 31, 2013, accrued PIK totaled $8.4 million and $21.4 million, on total investment income of $94.6 million and $284.9 million, respectively. Loan origination fees, original issue discount, and market discounts are capitalized and amortized into income using the interest method or straight-line, as applicable. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and other investments as interest income when we receive such amounts. Structuring and other lending related fees are recorded as other income when earned. Investments that are expected to pay regularly scheduled interest and/or dividends in cash are generally placed on non-accrual status when principal or interest/dividend cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest/dividend cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest or dividends are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining interest or dividend obligations. Interest or dividend cash payments received on non-accrual designated investments may be recognized as income or applied to principal depending upon management’s judgment.
Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation
We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment fees. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation.
Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

RESULTS OF OPERATIONS
Operating results for the three and nine months ended December 31, 2013 and 2012 were as follows:

	Three months ended		Nine months ended
(in thousands)	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Investment income
Interest	$83,115	$75,017	$250,211	$220,523
Dividends	8,050	3,074	24,568	13,234
Other	3,396	5,121	10,162	13,620
Total investment income	$94,561	$83,212	$284,941	$247,377
Expenses
Base management fees and performance-based incentive fees, net of amounts waived	$(24,026)	$(23,503)	$(72,833)	$(70,265)
Interest and other debt expenses, net of expense reimbursements	(17,345)	(14,651)	(50,653)	(42,757)
Administrative services expenses	(1,410)	(1,118)	(3,616)	(2,637)
Other general and administrative expenses	(2,097)	(1,860)	(6,203)	(6,424)
Net expenses	(44,878)	(41,132)	(133,305)	(122,083)
Net investment income	$49,683	$42,080	$151,636	$125,294
Realized and unrealized gain (loss) on investments, cash equivalents, derivatives and foreign currencies
Net realized gain (loss)	$3,667	$(9,305)	$(109,541)	$(68,711)
Net change in unrealized depreciation/appreciation	52,388	(55,519)	158,872	(17,932)
Net realized and unrealized gain (loss) from investments, cash equivalents, derivatives and foreign currencies	56,055	(64,824)	49,331	(86,643)
Net increase (decrease) in net assets resulting from operations	$105,738	$(22,744)	$200,967	$38,651

Net investment income per share	$0.22	$0.21	$0.69	$0.62
Earnings gain/(loss) - basic	$0.47	$(0.11)	$0.90	$0.19
Earnings gain/(loss) - diluted	$0.45	$(0.11)	$0.88	$0.19

Total Investment Income

For the three months ended December 31, 2013 as compared to the three months ended December 31, 2012
The increase in total investment income for the three months ended December 31, 2013 as compared to the three months ended December 31, 2012 was due to a larger investment portfolio offset somewhat by a decline in yield and the growth of interest and dividend income from our investments in structured products. An additional contributing factor to the improvement in investment income was income from prepayment fees, which accounted for approximately $2.5 million and $2.2 million for the three months ended December 31, 2013 and December 31, 2012, respectively.

For the nine months ended December 31, 2013 as compared to the nine months ended December 31, 2012
The increase in total investment income for the nine months ended December 31, 2013 as compared to the nine months ended December 31, 2012 was due to a larger investment portfolio and the growth in dividend income from our investments in structured products. An additional contributing factor to the improvement in investment income was income from prepayment fees, which accounted for approximately $19.4 million and $3.7 million in the nine months ended December 31, 2013 and December 31, 2012, respectively. Partially offsetting this increase is the decline in dividend income of $2.1 million from AIC Credit Opportunity Fund LLC, which was fully divested in the quarter ended December 31, 2013.

Net Expenses

For the three months ended December 31, 2013 as compared to the three months ended December 31, 2012

Expenses include management fees, performance-based incentive fees, insurance expenses, administrative services fees, legal fees, directors’ fees, audit and tax services expenses, and other general and administrative expenses. The increase in expenses for the three months ended December 31, 2013 compared to the three months ended December 31, 2012 was primarily due to increased interest and other debt expenses of $2.7 million as a result the larger average debt balance outstanding during the quarter coupled with higher average interest costs attributed to the 2042 Notes and 2043 Notes, which were issued in October 2012 and June 2013, respectively.

For the nine months ended December 31, 2013 as compared to the nine months ended December 31, 2012

The increase in expenses for the nine months ended December 31, 2013 compared to the nine months ended December 31, 2012 was primarily due to $7.9 million of additional interest and other debt costs and $2.6 million of incremental management and performance-based incentive fees (net of amounts waived). Interest and other debt costs was higher in the nine months ended December 31, 2013 due to a larger average debt balance outstanding during the period coupled with higher average interest costs attributed to the 2042 Notes and 2043 Notes.

Net Realized Gain/Loss

For the three months ended December 31, 2013 as compared to the three months ended December 31, 2012

Net realized gains for the three months ended December 31, 2013 were primarily driven by the exit of the common equity in Penton Business Media Holdings, LLC and the secured debt in GETCO Financing Escrow, LLC, which was partially offset by realized losses on the exit of IPC Systems, Inc. and restructuring of Garden Fresh Restaurant Corp.

For the nine months ended December 31, 2013 as compared to the nine months ended December 31, 2012

Net realized losses for the nine months ended December 31, 2013 were primarily the result of the sale of three portfolio companies: Cengage Learning Acquisitions, ATI Acquisition Company and Texas Competitive Electric Holdings (“TXU”). These losses were partially offset by realized gains from the exit of various portfolio companies and the realized gain on the exit of the interest rate swaps and caps.
Net realized losses for the nine months ended December 31, 2012 were primarily derived from the exits of select investments, including $42.8 million from the exit of New Omaha Holdings Co-Invests L.P., $24.0 million from Cengage Learning Acquisitions, Inc. and a foreign exchange loss of $9.9 million derived from the sale of our investment in AB Acquisitions. A portion of the realized losses incurred upon the exit of these investments is a reversal of previously reported unrealized losses.

Net Change in Unrealized Appreciation/Depreciation

For the three months ended December 31, 2013 as compared to the three months ended December 31, 2012

For the three months ended December 31, 2013, the net change in unrealized appreciation/depreciation was primarily derived from the reversal of previously recognized unrealized depreciation upon the partial exit of inVentiv Health, Inc. along with the increase in valuation of a number of our portfolio companies. For the three months ended December 31, 2012, the net change in unrealized appreciation/depreciation was primarily derived from Cengage Learning Acquisitions and Gryphon Colleges Corporation which was partially offset by unrealized appreciation on the remainder of the portfolio which were a result of a combination of improvements in the fundamental operating performance and general capital market conditions.

For the nine months ended December 31, 2013 as compared to the nine months ended December 31, 2012

For the nine months ended December 31, 2013, the net change in unrealized appreciation/depreciation was primarily driven by the reversal of previously recognized unrealized depreciation upon the exit of Cengage Learning Acquisitions, ATI Acquisition Company and Garden Fresh. The remainder of the portfolio was impacted by general capital market conditions as well as improved portfolio company fundamentals. For the nine months ended December 31, 2012, the net change in unrealized appreciation/depreciation was primarily derived from Cengage Learning Acquisitions and Gryphon Colleges Corporation which was partially offset by unrealized appreciation on the remainder of the portfolio which were a result of a combination of improvements in the fundamental operating performance and general capital market conditions.

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

LIQUIDITY AND CAPITAL RESOURCES
The Company’s liquidity and capital resources are generated and generally available through periodic follow-on equity and debt offerings, our senior secured, multi-currency $1.25 billion Senior Secured Facility maturing on August 31, 2018 (see note 11 within the Notes to Financial Statements), our senior secured notes, our senior unsecured notes, investments in special purpose entities in which we hold and finance particular investments on a non-recourse basis, as well as from cash flows from operations, investment sales of liquid assets and prepayments of senior and subordinated loans and income earned from investments. The Company also has investments in its portfolio that contain PIK provisions. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders annually in the form of dividends, even though the Company has not yet collected the cash. For the three and nine months ended December 31, 2013, accrued PIK totaled $8.4 million and $21.4 million, respectively, on total investment income of $94.6 million and $284.9 million, respectively. For the three months ended December 31, 2012, accrued PIK totaled $5.1 million and $13.9 million, respectively, on total investment income of $83.2 million and $247.4 million, respectively. At December 31, 2013, the Company had $491.3 million in borrowings outstanding, $11.4 million of letters of credit issued and $747.3 million of unused capacity under its Senior Secured Facility. As of December 31, 2013, aggregate lender commitments under the Senior Secured Facility total $1.25 billion. The Senior Secured Facility allows the Company to seek additional commitments in the future up to an aggregate facility size not to exceed $1.71 billion.
On June 17, 2013, the Company issued $135 million in aggregate principal amount of 6.875% senior unsecured notes due 2043 and on June 24, 2013 an additional $15 million in aggregate principal amount of such notes was issued pursuant to the underwriters’ over-allotment option exercise. In aggregate, $150 million of principal was issued for net proceeds of $145.3 million (the “2043 Notes”). Interest on the 2043 Notes is paid quarterly on January 15, April 15, July 15 and October 15, at an annual rate of 6.875%, commencing on October 15, 2013. The 2043 Notes mature on July 15, 2043. The Company may redeem the 2043 Notes in whole or in part at any time or from time to time on or after July 15, 2018.
On May 20, 2013, the Company issued 21.85 million shares of common stock at $8.60 per share (or $8.342 per share net proceeds before estimated expense) raising approximately $181.9 million in net proceeds. AIM has agreed to waive the base management and incentive fees associated with this equity capital for the time period beginning May 20, 2013 through March 31, 2014.

On October 9, 2012, the Company issued $150 million in aggregate principal amount of 6.625% senior unsecured notes due 2042 for net proceeds of $145.3 million (the “2042 Notes”). Interest on the 2042 Notes is paid quarterly on January 15, April 15, July 15 and October 15, at an annual rate of 6.625%, commencing on January 15, 2013. The 2042 Notes mature on October 15, 2042. The Company may redeem the 2042 Notes in whole or in part at any time or from time to time on or after October 15, 2017.
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
On September 30, 2010, the Company entered into a note purchase agreement, providing for a private placement issuance of $225 million in aggregate principal amount of five-year, senior secured notes with an annual fixed interest rate of 6.25% and a maturity date of October 4, 2015 (the “Senior Secured Notes”). On October 4, 2010, the Senior Secured Notes were sold to certain institutional accredited investors pursuant to an exemption from registration under the Securities Act of 1933, as amended. Interest on the Senior Secured Notes is due semi-annually on April 4 and October 4, commencing on April 4, 2011. The proceeds from the issuance of the Senior Secured Notes were primarily used to reduce other outstanding borrowings on the Company’s Senior Secured Facility.

On August 11, 2011, the Company adopted a plan for the purpose of repurchasing up to $200 million of its common stock in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The Company’s plan was designed to allow it to repurchase its shares both during its open window periods and at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. A broker selected by the Company will have the authority under the terms and limitations specified in the plan to repurchase shares on the Company’s behalf in accordance with the terms of the plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plan. While the portion of the plan reliant on Rule 10b-18 remains in effect, the portion reliant on Rule 10b5-1 is subject to periodic renewal and is not currently in effect. As of December 31, 2013, no shares have been repurchased.
Cash Equivalents
We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. (See note 2(n) within the accompanying financial statements.) At the end of each fiscal quarter, we consider taking proactive steps utilizing cash equivalents with the objective of enhancing our investment flexibility during the following quarter, pursuant to Section 55 of the 1940 Act. More specifically, we may purchase U.S. Treasury bills from time-to-time on the last business day of the quarter and typically close out that position on the following business day, settling the sale transaction on a net cash basis with the purchase, subsequent to quarter end. Apollo Investment may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our Senior Secured Facility, as we deem appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. There were no cash equivalents held as of December 31, 2013.
Contractual Obligations

	Payments due by Period as of December 31, 2013 (amounts in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Facility (1)	$491	$—	$—	$491	$—
Senior Secured Notes	$225	$—	$225	$—	$—
Senior Secured Notes (Series A)	$29	$—	$29	$—	$—
Senior Secured Notes (Series B)	$16	$—	$—	$16	$—
2042 Notes	$150	$—	$—	$—	$150
2043 Notes	$150	$—	$—	$—	$150
Convertible Notes	$200	$—	$200	$—	$—
_________________

(1)
At December 31, 2013, there was $11.4 million of letters of credit issued under the Senior Secured Facility that are not recorded as liabilities on the Company’s Statements of Assets and Liabilities and the Company had $747.3 million of unused capacity under its Senior Secured Facility.

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
Commitments & Contingencies (amounts in thousands)
As of December 31, 2013, the Company’s commitments and contingencies were as follows:

As of December 31, 2013
Unfunded revolver obligations and commitment to bridge loans (1) (2)	$340,157
Unfunded delayed draw commitments on senior loans to portfolio companies	132,706
Unfunded delayed draw commitments on senior loans to portfolio companies (performance thresholds not met) (3)	56,000
Standby letters of credit issued under the Senior Secured Facility for the account of certain portfolio companies for which the Company is liable	11,396
_________________

(1)
These amounts may or may not be funded to the borrowing party in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of December 31, 2013, subject to the terms of each loan’s respective credit agreements. AIC’s commitments are subject to the consummation of the underlying corporate transactions and conditional upon receipt of all necessary shareholder, regulatory and other applicable approvals.

(2)	Included in this amount is $138,166 unfunded revolver commitment for Merx Aviation Finance Holdings, LLC.

(3)	The borrower is required to meet certain performance thresholds before the Company is obligated to fulfill the commitments and those performance thresholds were not met as of December 31, 2013.
AIC Credit Opportunity Fund LLC (amounts in thousands)
We own all of the common member interests in AIC Credit Opportunity Fund LLC (“AIC Holdco”). AIC Holdco was formed for the purpose of holding various financed investments. AIC Holdco wholly owned three special purpose entities, each of which in 2008 acquired directly or indirectly an investment in a particular security from an unaffiliated entity that provided leverage for the investment as part of the sale. During the quarter ended June 30, 2013, one of the three special purpose entities was dissolved, and during the quarter ended December 31, 2013, the remaining two special purpose entities, along with AIC Holdco, were dissolved. Each of these transactions is described in more detail below together with summary financial information.
In the first of these investments, in June 2008 we invested through AIC Holdco $39,500 in AIC (FDC) Holdings LLC (“Apollo FDC”). Apollo FDC used the proceeds to purchase a Junior Profit-Participating Note due 2013 in principal amount of $39,500 (the “Junior Note”) issued by Apollo I Trust (the “Trust”). The Trust also issued a Senior Floating Rate Note due 2013 (the “Senior Note”) to an unaffiliated third party in principal amount of $39,500 paying interest at the London Interbank Offered Rate (“LIBOR”) plus 1.50%, increasing over time to LIBOR plus 2.0%. The Trust used the aggregate $79,000 proceeds to acquire $100,000 face value of a senior subordinated loan of First Data Corporation (the “FDC Loan”) due 2016. The FDC Loan pays interest at 11.25% per year. The Junior Note of the Trust owned by Apollo FDC pays to Apollo FDC all of the interest and other proceeds received by the Trust on the FDC Loan after satisfying the Trust’s obligations on the Senior Note. The holder of the Senior Note has no recourse to Apollo FDC, AIC Holdco or us with respect to any interest on, or principal of, the Senior Note. However, if the value of the FDC Loan held by the Trust declines sufficiently, the investment would be unwound unless Apollo FDC posts additional collateral for the benefit of the Senior Note. During the fiscal year ended March 31, 2012, we sold $47,145 face value of the FDC Loan. During the period ended September 30, 2013, we unwound the transaction by investing $20,386 into the Trust which then repaid the Senior Note. Subsequent to the repayment of the Senior Note, $10,993 of face value of the FDC Loan was prepaid by First Data Corporation resulting in a distribution of $11,556 to the Company. The remaining FDC Loan, which consisted of $41,862 of face value, was transferred to the Company at an accreted cost of $38,728 with a fair value of $40,397 on the transfer date and the Trust was closed. During the quarter ended December 31, 2013, Apollo FDC was dissolved.
In the second of these investments, in June 2008 we invested through AIC Holdco $11,375 in AIC (TXU) Holdings LLC (“Apollo TXU”). Apollo TXU acquired exposure to $50,000 notional amount of a LIBOR plus 3.5% senior secured delayed draw term loan of Texas Competitive Electric Holdings (“TXU”) due 2014 through a non-recourse total return swap (the “TRS”) with an unaffiliated third party expiring on October 10, 2013. Pursuant to such delayed draw term loan, Apollo TXU pays an unaffiliated third-party interest at LIBOR plus 1.5% and generally receives all proceeds due under the delayed draw term loan of TXU (the “TXU Term Loan”). Like Apollo FDC, Apollo TXU is entitled to 100% of any realized appreciation in the TXU Term Loan and, since the TRS is a non-recourse arrangement, Apollo TXU is exposed only up to the amount of its investment in the TRS, plus any additional margin we decide to post, if any, during the term of the financing. The TRS does not constitute a senior security or a borrowing of Apollo TXU. In connection with the amendment and extension of the TXU Term Loan in April 2011, for which Apollo TXU received a consent fee along with an increase in the rate of the TXU Term Loan to LIBOR plus 4.5%, Apollo TXU extended its TRS to 2016 at a rate of LIBOR plus 2.0%. During the period ended

September 30, 2013, Apollo TXU terminated the entire TRS resulting in a realized loss of $10,314. The excess collateral posted was returned to Apollo TXU. During the quarter ended December 31, 2013, Apollo TXU was dissolved.
In the third of these investments, in September 2008 we invested through AIC Holdco $10,022 in AIC (Boots) Holdings, LLC (“Apollo Boots”). Apollo Boots acquired €23,383 and £12,465 principal amount of senior term loans of AB Acquisitions Topco 2 Limited, a holding company for the Alliance Boots group of companies (the “Boots Term Loans”), out of the proceeds of our investment and a multicurrency $40,876 equivalent non-recourse loan to Apollo Boots (the “Acquisition Loan”) by an unaffiliated third party that was scheduled to mature in September 2013 and paid interest at LIBOR plus 1.25% or, in certain cases, the higher of the Federal Funds Rate plus 0.50% or the lender’s prime-rate. The Boots Term Loans paid interest at the rate of LIBOR plus 3% per year and are scheduled to mature in June 2015. During the fiscal year ended March 31, 2013, Apollo Boots sold the entire position of the Boots Term Loans in the amount of €23,383 and £12,465 of principal. As of March 31, 2013, Apollo Boots held no investments. During the quarter ended June 30, 2013, Apollo Boots was dissolved.
During the quarter ended December 31, 2013, AIC Holdco was dissolved. We do not consolidate AIC Holdco or its wholly owned subsidiaries and accordingly only the value of our investment in AIC Holdco was included on our statement of assets and liabilities. Our investment in AIC Holdco was valued in accordance with our normal valuation procedures and was based on the values of the underlying assets held by each of the special purpose entities net of associated liabilities.
Below is summarized financial information for AIC Holdco as of December 31, 2013 and March 31, 2013 and for the nine months ended December 31, 2013 and December 31, 2012.

	December 31, 2013 (unaudited)	March 31, 2013
Assets
Cash	$—	$10
Apollo FDC(1)	—	32,981
Apollo TXU(2)	—	26,641
Other Assets	—	2,702
Total Assets	$—	$62,334

Liabilities
Apollo FDC(3)	$—	$—
Apollo TXU(4)	—	8,936
Other Liabilities	—	2,702
Total Liabilities	$—	$11,638

Net Assets
Apollo FDC	$—	$32,981
Apollo TXU	—	17,705
Other	—	10
Total Net Assets	$—	$50,696

	Nine months ended December 31, 2013 (unaudited)	Nine months ended December 31, 2012 (unaudited)
Net Operating Income (Loss)
Apollo FDC(5)	$1,559	$2,686
Apollo TXU(5)	692	900
Apollo Boots(5)	8	721
Other	4	(5)
Total Operating Income	$2,263	$4,302

Net Realized Gain (Loss)
Apollo FDC	$9,634	$—
Apollo TXU	(10,314)	—
Apollo Boots	—	1,513
Total Net Realized Gain (Loss)	$(680)	$1,513

Net Change in Unrealized Appreciation / Depreciation
Apollo FDC	$(11,509)	$3,832
Apollo TXU	8,936	4,920
Apollo Boots	—	538
Total Net Change in Unrealized Appreciation / Depreciation	$(2,573)	$9,290

Net Income (Loss)(6)
Apollo FDC	$(316)	$6,518
Apollo TXU	(686)	5,820
Apollo Boots	8	2,772
Other	4	(5)
Total Net Income (Loss)	$(990)	$15,105
_________________

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

(3)
Apollo FDC’s interest was subject to a senior note of a separate entity of $20,283 at March 31, 2013; however, Apollo FDC had no liability for such senior note. The senior note was repaid during the period ended June 30, 2013.

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
Dividends
Dividends to stockholders for the three and nine months ended December 31, 2013 totaled $44.9 million or $0.20 per share, and $134.8 million or $0.60 per share, respectively. Dividends to stockholders for the three and nine months ended December 31, 2012 totaled $40.6 million or $0.20 per share, and $121.7 million or $0.60 per share, respectively. Tax characteristics of all dividends will be reported to shareholders on Form 1099 after the end of the calendar year. Our quarterly dividends, if any, will be determined by our Board of Directors.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates. During the period ended December 31, 2013, many of the loans in our portfolio had floating interest rates. These loans are usually based on floating LIBOR and typically have durations of one to six months after which they reset to current market interest rates. The Company also has a Senior Secured Facility that is based on floating LIBOR rates.

Based on our December 31, 2013 balance sheet, the following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt assuming no changes in our investment and borrowing structure:

(in thousands except per share data) Basis Point Change	Net Investment Income	Net Investment Income per Share
Up 300 basis points	$14,914	$0.066
Up 200 basis points	$9,943	$0.044
Up 100 basis points	$(1,300)	$(0.006)
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
Item 4. Controls and Procedures
(a)     Evaluation of Disclosure Controls and Procedures
As of December 31, 2013 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b)     Changes in Internal Controls Over Financial Reporting
Management has not identified any change in the Company’s internal control over financing reporting that occurred during the third fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
_________________

*	Filed herewith.

(1)	Incorporated by reference from the Registrant’s post-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on August 14, 2006.

(2)	Incorporated by reference from the Registrant’s Form 8-K, filed on November 6, 2009.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 6, 2014.

APOLLO INVESTMENT CORPORATION

By:	/s/ JAMES C. ZELTER
James C. Zelter
Chief Executive Officer

By:	/s/ GREGORY W. HUNT
Gregory W. Hunt
Chief Financial Officer and Treasurer