Form 10-K
period 2014-03-31
APOLLO INVESTMENT CORP
filed 2014-05-20
CIK 1278752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MARCH 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM             TO
COMMISSION FILE NUMBER: 814-00646

APOLLO INVESTMENT CORPORATION
(Exact name of registrant as specified in its charter)

Maryland (State of Incorporation)	52-2439556 (I.R.S. Employer Identification Number)

9 West 57th Street New York, N.Y. (Address of principal executive offices)	10019 (Zip Code)
Registrant’s telephone number, including area code: (212) 515-3450
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The NASDAQ Global Select Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the Registrant on September 30, 2013 based on the closing price on that date of $8.15 on the NASDAQ Global Select Market was approximately $1.8 billion. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 236,741,351 shares of the Registrant’s common stock outstanding as of May 20, 2014.
Portions of the registrant’s Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

APOLLO INVESTMENT CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2014

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
Our investment objective is to generate current income and capital appreciation through our debt and equity investments. We invest primarily in various forms of debt investments including secured and unsecured loans, mezzanine investments and/or equity in private U.S. middle-market companies. We may also invest in the securities of public companies and structured products such as collateralized loan obligations ("CLOs") and credit-linked notes ("CLNs").
Our portfolio is comprised primarily of investments in debt, including secured, unsecured and mezzanine debt of U.S. private middle-market companies that, in the case of senior secured loans, generally are not broadly syndicated and whose aggregate tranche size is less than $250 million. Our portfolio also includes equity interests such as common stock, preferred stock, warrants or options. In this Form 10-K, we use the term “middle-market” to refer to companies with annual revenues between $50 million and $2 billion. While our investment objective is to generate current income and capital appreciation through investments in U.S. secured and unsecured loans, other debt securities and equity, we may also invest a portion of the portfolio in other investment opportunities, including foreign securities and structured products. Most of the debt instruments we invest in are unrated or rated below investment grade, which is often an indication of size, credit worthiness and speculative nature relative to the capacity of the borrower to pay interest and principal.
Apollo Investment Management, L.P. (“AIM”) is our investment adviser and an affiliate of Apollo Global Management, LLC and its consolidated subsidiaries (“AGM”). AGM and other affiliates manage other funds that may have investment mandates that are similar, in whole or in part, with ours. AIM and its affiliates may determine that an investment is appropriate both for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, AIM may determine that we should invest on a side-by-side basis with one or more other funds. We make all such investments subject to compliance with applicable regulations and interpretations, and our allocation procedures. In certain circumstances negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. There can be no assurance that any such order will be obtained.
During our fiscal year ended March 31, 2014, we invested $2.8 billion across 81 new and 81 existing portfolio companies through a combination of primary and secondary debt investments. This compares to $1.5 billion across 49 new and 36 existing portfolio companies for the previous fiscal year ended March 31, 2013. Investments sold or repaid during the fiscal year ended March 31, 2014 totaled $2.3 billion versus $1.3 billion for the fiscal year ended March 31, 2013. The weighted average yields on our secured debt portfolio, unsecured debt portfolio and total debt portfolio as of March 31, 2014 at our current cost basis were 10.8%, 11.5% and 11.1%, respectively. At March 31, 2013, the yields were 11.2%, 12.7% and 11.9%, respectively.
At March 31, 2014, our portfolio consisted of 111 portfolio companies and was invested 56% in secured debt, 27% in unsecured debt, 6% in structured products and other, 3% in preferred equity and 8% in common equity and warrants measured at fair value versus 81 portfolio companies invested 44% in secured debt, 43% in unsecured debt, 7% in structured products and other, 0% in preferred equity and 6% in common equity and warrants at March 31, 2013.
Since the initial public offering of Apollo Investment in April 2004 and through March 31, 2014, invested capital totaled $13.1 billion in 291 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 100 different financial sponsors.
At March 31, 2014, 58% or $1.7 billion of our income-bearing investment portfolio is fixed rate debt and 42% or $1.3 billion is floating rate debt, measured at fair value. On a cost basis, 58% or $1.7 billion of our income-bearing investment portfolio is fixed rate debt and 42% or $1.2 billion is floating rate debt. At March 31, 2013, 64% or $1.6 billion of our income-bearing investment portfolio was fixed rate debt and 36% or $0.9 billion was floating rate debt. On a cost basis, 65% or $1.6 billion of our income-bearing investment portfolio was fixed rate debt and 35% or $0.9 billion was floating rate debt.
Apollo Investment Management, L.P.
AIM, our investment adviser, is led by John Hannan, James Zelter and Edward Goldthorpe. Potential investment opportunities are generally approved by an investment committee composed of senior personnel across AGM including Mr. Zelter and Mr.

Goldthorpe. The composition of the investment committee and its approval process for the Company’s investments may change from time to time. AIM draws upon AGM’s more than 20 year history and benefits from the broader firm’s significant capital markets, trading and research expertise developed through investments in over 150 companies since inception.
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
Investments
Apollo Investment seeks to create a portfolio that includes primarily debt investments including secured loans, unsecured and mezzanine loans and, to a lesser extent, equity investments by investing, on an individual portfolio company basis, approximately $20 million to $250 million of capital in the securities of U.S. middle-market companies, as well as structured products such as CLOs. The average investment size may vary as the size of our capital base varies. Our target portfolio consists primarily of long-term secured debt, as well as unsecured and mezzanine positions of private middle-market companies. Structurally, unsecured and mezzanine debt usually ranks subordinate in priority of payment to senior debt, such as bank debt, and is characterized as unsecured. As such, other creditors may rank senior to us in the event of an insolvency.
However, unsecured and mezzanine debt ranks senior to common and preferred equity in a borrowers’ capital structure. Unsecured and mezzanine debt may have a fixed or floating interest rate. We may also generate revenue in the form of commitment, origination, structuring fees, fees for providing managerial assistance and, if applicable, consulting fees, etc. We may also invest in debt and equity positions of structured products, such as CLOs. CLOs are a form of securitization in which generally the cash flows of a portfolio of loans are pooled and passed on to different classes of owners in various tranches.
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

The following is a representative list of the industries in which we have invested:

• Aerospace and Defense	• Consumer Products	• Environmental Services	• Media

• Auto Sector	• Containers, Packaging and Glass	• Financial Services	• Mining

• Aviation	• Distribution	• Grocery	• Oil and Gas

• Beverage, Food and Tobacco	• Diversified Investment Vehicle	• Healthcare	• Packaging

• Broadcasting & Entertainment	• Diversified Natural Resources, Precious Metals and Minerals	• Home and Office Furnishings and Durable Consumer Products	• Restaurants

• Buildings and Real Estate	• Diversified Service	• Hotels, Motels, Inns and Gaming	• Retail

• Business Services	• Education	• Insurance	• Telecommunications

• Cargo Transport	• Electronics	• Leisure	• Transportation

• Chemicals	• Energy	• Manufacturing

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
At March 31, 2014, our portfolio consisted of 111 portfolio companies and was invested 56% in secured debt, 27% in unsecured debt, 6% in structured products and other, 3% in preferred equity and 8% in common equity and warrants measured at fair value. We expect that our portfolio will continue to include primarily secured and unsecured debt investments as well as, to a lesser extent, equity-related securities. In addition, we also expect to invest a portion of our portfolio in other investments, which are not our primary focus, but are intended to enhance our risk-adjusted returns to stockholders. These investments may include, but are not limited to, securities of public companies, debt and equity securities of companies located outside of the United States and structured products.

Listed below are our top ten portfolio companies and industries based on their fair value and represented as a percentage of the portfolio for the fiscal years ended March 31, 2014 and 2013:
TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF MARCH 31, 2014

PORTFOLIO COMPANY	% of Portfolio	INDUSTRY	% of Portfolio
Merx Aviation Finance Holdings II, LLC	12.2%	Business Services	14.6%
U.S. Security Associates Holdings, Inc.	4.0%	Aviation	12.2%
Playpower Holdings, Inc.	3.0%	Oil and Gas	11.8%
inVentiv Health, Inc.	2.8%	Financial Services	7.4%
Kronos, Inc.	2.8%	Healthcare	6.6%
First Data Corp.	2.7%	Diversified Investment Vehicle	5.5%
Asurion Corporation	2.7%	Distribution	4.9%
Ceridian Corp.	2.6%	Chemicals	4.2%
Miller Energy Resources, Inc.	2.5%	Diversified Service	3.7%
Accelerate Parent Corp. (American Tire)	2.1%	Insurance	3.5%
TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF MARCH 31, 2013

PORTFOLIO COMPANY	% of Portfolio	INDUSTRY	% of Portfolio
Ceridian Corp.	6.8%	Business Services	12.1%
Ranpak Corp.	5.1%	Diversified Service	11.1%
U.S. Security Associates Holdings, Inc.	4.9%	Healthcare	10.2%
inVentiv Health, Inc.	4.9%	Financial Services	7.0%
Merx Aviation Finance Holdings, LLC	4.8%	Diversified Investment Vehicle	6.5%
Altegrity, Inc.	3.6%	Packaging	5.1%
Playpower Holdings, Inc.	2.8%	Aviation	4.8%
First Data Corp.	2.8%	Transportation	4.6%
Aveta, Inc.	2.5%	Oil & Gas	4.4%
Intelsat Bermuda Ltd.	2.4%	Education	3.7%
Listed below is the geographic breakdown of the portfolio based on fair value as of March 31, 2014 and 2013:

Geographic Region	% of Portfolio at March 31, 2014	Geographic Region	% of Portfolio at March 31, 2013
United States	92.8%	United States	91.9%
Western Europe	5.3%	Western Europe	6.7%
Cayman Islands	1.3%	Cayman Islands	1.4%
Australia	0.6%
	100.0%		100.0%
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
We generally seek to structure our investments as secured loans with a direct lien on the assets or cash flows of the company that provide for increased downside protection in the event of insolvency while maintaining attractive risk-adjusted returns and current interest income. We generally seek for these secured loans to obtain security interests in the assets of our portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first or second priority liens on the assets of a portfolio company. In some cases, we may enter into debt investments that, by their terms, convert into equity or additional debt securities or defer payments (payment-in-kind ("PIK")) of interest after our investment. Also, in some cases our debt investments may be collateralized by a subordinated lien on some or all of the assets of the borrower. Typically, our loans have maturities of three to ten years.
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
AIM also uses an investment rating system to characterize and monitor our expected level of returns on each investment in our portfolio. These ratings are just one of several factors that AIM uses to monitor our portfolio, but they are not in and of themselves a determinative of fair value. AIM grades the credit risk of all investments on a scale of 1 to 5 no less frequently than quarterly. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of acquisition), although it may also take into account under certain circumstances the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors.
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
Staffing
The Company has no employees. All of the services we utilize are provided by third parties. Our chief financial officer and chief compliance officer and additional personnel assisting them in such functions are employees of AIA and perform their respective functions under the terms of the administration agreement with AIA. Certain of our other executive officers are managing partners of our investment adviser. Our day-to-day investment operations are managed by our investment adviser, which draws on the broader capabilities of the Opportunistic Credit segment of AGM’s credit business. In addition, we generally reimburse AIA for our allocable portion of expenses incurred by it in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our chief financial officer, chief compliance officer and corporate secretary and their respective staffs, valuation services, middle office and internal audit.
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

You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 am to 3:00 pm. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.
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
CERTAIN RISKS IN THE CURRENT ENVIRONMENT
Capital markets could experience a period of disruption and instability. Such market conditions have historically and could again have a material and adverse effect on debt and equity capital markets in the United States and abroad, which could have a materially negative impact on our business and operations.
Global capital markets have periodically experienced periods of instability as evidenced by the extended disruptions from 2007 to 2010 in liquidity in the debt capital markets, significant losses in the principal value of investments, the re-pricing of credit risk in the markets and the failure of certain major financial institutions. Such conditions may occur for a prolonged period of time. These market conditions have historically and could again have a material adverse effect on debt and equity capital markets in the United States and Europe, which could have a materially negative impact on our business, financial condition and results of operations. We and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital. In such circumstances, equity capital may be difficult to raise because subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without general approval by our stockholders, which we currently have, and approval of the specific issuance by our Board. In addition, our ability to incur indebtedness or issue preferred stock is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 200% immediately after each time we incur indebtedness or issue preferred stock. The debt capital that may be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.
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

We are required to record certain of our assets at fair value, as determined in good faith by our board of directors in accordance with our valuation policy. As a result, volatility in the capital markets may have a material adverse effect on our investment valuations and our net asset value, even if we plan to hold investments to maturity.

Uncertainty about the financial stability of the United States and of several countries in the European Union (EU) could have a significant adverse effect on our business, financial condition and results of operations.
Due to federal budget deficit concerns, S&P downgraded the federal government's credit rating from AAA to AA+ for the first time in history on August 5, 2011. Further, Moody's and Fitch have warned that they may downgrade the federal government's credit rating. Further downgrades or warnings by S&P or other rating agencies, and the United States government's credit and deficit concerns in general, including issues around the federal debt ceiling, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock.
In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the debt crisis in Europe or any similar crisis could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European financial institutions. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected.
On December 18, 2013, the Federal Reserve announced that it would scale back its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve's holdings of long-term securities until key economic indicators, such as the unemployment rate, show signs of improvement. The Federal Reserve signaled it would reduce its purchases of long-term Treasury bonds and would scale back on its purchases of mortgage-backed securities. It is unclear what effect, if any, the incremental reduction in the rate of the Federal Reserve's monthly purchases will have on the value of our investments. However, it is possible that absent continued quantitative easing by the Federal Reserve, these developments, along with the United States government's federal debt ceiling issues and the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.
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
Apollo Investment’s business is directly influenced by the economic cycle, and could be negatively impacted by a downturn in economic activity in the US as well as globally. Fiscal and monetary actions taken by U.S. and non-U.S. government and regulatory authorities could have a material adverse impact on our business.
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
The incentive fee payable by us that relates to our net investment income is computed and paid on income that may include some interest that has been accrued but not yet received in cash. If a portfolio company defaults on a loan, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible. Consequently, while we may make incentive fee payments on income accruals that we may not collect in the future and with respect to which we do not have a formal clawback right against our investment adviser per se, the amount of accrued income written off in any period will reduce the income in the period in which such write-off was taken and thereby reduce such period’s incentive fee payment. For the period between April 1, 2012 and March 31, 2015, the portion of the incentive fee that is attributable to deferred interest, such as PIK income, will not be paid to AIM until the Company receives such deferred interest in cash. The accrual of incentive fees shall be reversed if such interest is reversed in connection with any write-off or similar treatment of the investment.
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
In addition to issuing securities to raise capital as described above, we may in the future securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly-owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who we would expect would be willing to accept a substantially lower interest rate than the loans earn. We would retain all or a portion of the equity in the securitized pool of loans. Our retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses. An inability to successfully securitize our loan portfolio could limit our ability to grow our business and fully execute our business strategy and adversely affect our earnings, if any. Moreover, the successful securitization of our loan portfolio might expose us to losses as the residual loans in which we do not sell interests will tend to be those that are riskier and more apt to generate losses.
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
The agreements governing certain of our debt instruments require us to comply with certain financial and operational covenants. These covenants require us to, among other things, maintain certain financial ratios, including asset coverage and minimum stockholders’ equity. As of March 31, 2014, we were in compliance with these covenants. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. In the event of deterioration in the capital markets and pricing levels subsequent to this period, net unrealized loss in our portfolio may increase in the future. Absent an amendment to our revolving credit facility, continued unrealized loss in our investment portfolio could result in non-compliance with certain covenants.
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
Because we borrow money, and may issue preferred stock to finance investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay dividends on preferred stock and the rate at which we invest these funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase except to the extent we have issued fixed rate debt or preferred stock, which could reduce our net investment income. Our long-term fixed-rate investments are financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act and applicable commodities laws. Interest rate hedging activities do not protect against credit risk. We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming no changes to our balance sheet as of March 31, 2014, a hypothetical one percent increase in London Interbank Offered Rate (LIBOR) on our floating rate assets and liabilities would decrease our earnings by approximately two cents per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2014, a hypothetical two percent increase in LIBOR on our floating rate assets and liabilities would increase our earnings by three cents per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2014, a hypothetical three percent increase in LIBOR on our floating rate assets and liabilities would increase our earnings by approximately five cents per average share over the next twelve months. In addition, we believe that our interest rate matching strategy and our ability to hedge mitigates the effects any changes in interest rates may have on our investment income. Although management believes that this is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase or decrease in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.
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
A large percentage of our portfolio investments are not publicly traded. The fair value of these investments may not be readily determinable. We value these investments quarterly at fair value (based on ASC 820, its corresponding guidance and the principal markets in which these investments trade) as determined in good faith by or under the direction of our board of directors pursuant to a written valuation policy and a consistently applied valuation process utilizing the input of our investment adviser, independent valuation firms, third party pricing services and the audit committee. Our board of directors utilizes the services of independent valuation firms to aid it in determining the fair value of these investments. The types of factors that may be considered in fair value pricing of these investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to more liquid securities, indices and other market-related inputs, discounted cash flow, our principal market and other relevant factors. For these securities for which a quote is either not readily available or deemed not to represent fair value, we utilize independent valuation firms to assist with valuation of these level 3 investments. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a readily available market for these investments existed and may differ materially from the amounts we realize on any disposition of such investments. Our net asset value could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon the disposal of such investments.
In addition, decreases in the market values or fair values of our investments are recorded as unrealized loss. Unprecedented declines in prices and liquidity in the corporate debt markets have resulted in significant net unrealized loss in our portfolio in the past. The effect of all of these factors on our portfolio has reduced our NAV by increasing net unrealized loss in our portfolio. Depending on market conditions, we could incur substantial realized losses and may continue to suffer additional unrealized losses in future periods, which could have a material adverse impact on our business, financial condition and results of operations.
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
No Information Barriers
There are no information barriers amongst AGM and certain of its affiliates. If AIM were to receive material non-public information about a particular company, or have an interest in investing in a particular company, AGM or certain of its affiliates may be prevented from investing in such company. Conversely, if AGM or certain of its affiliates were to receive material non-public information about a particular company, or have an interest in investing in a particular company, we may be prevented from investing in such company.
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
AGM has adopted allocation procedures that are intended to ensure that each fund or account managed by AGM or certain of its affiliates (“Apollo-advised funds”) is treated in a manner that, over time, is fair and equitable. Allocations generally are made pro rata based on order size. In certain circumstances, the allocation policy provides for the allocation of investments pursuant to a predefined arrangement that is other than pro rata. As a result, in situations where a security is appropriate for us but is limited in availability, we may receive a lower allocation than may be desired by our portfolio managers or no allocation if it is determined that the investment is more appropriate for a different Apollo-advised fund because of its investment mandate. Investment opportunities may be allocated on a basis other than pro rata to the extent it is done in good faith and does not, or is not reasonably expected to, result in an improper disadvantage or advantage to one participating Apollo-advised fund as compared to another participating Apollo-advised fund.
In the event investment opportunities are allocated among us and other Apollo-advised funds, we may not be able to structure our investment portfolio in the manner desired. Although AGM endeavors to allocate investment opportunities in a fair and equitable manner, it is possible that we may not be given the opportunity to participate in certain investments made by other Apollo-advised funds or portfolio managers affiliated with AIM. Furthermore, we and the other Apollo-advised funds may make investments in securities where the prevailing trading activity may make impossible the receipt of the same price or execution on the entire volume of securities purchased or sold by us and such other Apollo-advised funds. When this occurs, the various prices may be averaged, and we will be charged or credited with the average price. Thus, the effect of the aggregation may operate on some occasions to our disadvantage. In addition, under certain circumstances, we may not be charged the same commission or commission equivalent rates in connection with a bunched or aggregated order.
It is possible that other Apollo-advised funds may make investments in the same or similar securities at different times and on different terms than we do. From time to time, we and the other Apollo-advised funds may make investments at different levels of an issuer’s capital structure or otherwise in different classes of an issuer’s securities. Such investments may inherently give rise to conflicts of interest or perceived conflicts of interest between or among the various classes of securities that may be held by such entities. Conflicts may also arise because portfolio decisions regarding us may benefit such other Apollo-advised funds. For example, the sale of a long position or establishment of a short position by us may impair the price of the same security sold short by (and therefore benefit) one or more Apollo-advised funds, and the purchase of a security or covering of a short position in a security by us may increase the price of the same security held by (and therefore benefit) one or more Apollo-advised funds. In these circumstances AIM and its affiliates will seek to resolve each conflict in a manner that is fair to the various clients involved in light of the totality of the circumstances. In some cases the resolution may not be in our best interests.
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
Allocation of Expenses
We have entered into a royalty-free license agreement with AGM, pursuant to which AGM has agreed to grant us a non-exclusive license to use the name “Apollo.” Under the license agreement, we have the right to use the “Apollo” name for so long as AIM or one of its affiliates remains our investment adviser. In addition, we rent office space from AIA, an affiliate of AIM, and pay AIA our allocable portion of overhead and other expenses incurred by AIA in performing its obligations under the administration agreement, including our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staffs, which can create conflicts of interest that our board of directors must monitor.
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
We invest primarily in secured, unsecured and mezzanine debt of private middle-market companies. We also may invest in equity and structured products, such as CLOs and CLNs. We may not realize gains from our equity investments.
Secured loans, which we define to include first lien and second lien debt, are the most senior form of indebtedness of an issuer and, due to the ability of the lender to sell the collateral to repay its loan in the event of default, the lender will likely experience more favorable recovery than more junior creditors in the event of the issuer defaults on its indebtedness.
Unsecured debt or loans, also referred to as mezzanine loans or subordinated debt are generally unsecured and junior to other indebtedness of the issuer. As a consequence, the holder of a mezzanine loan may lack adequate protection in the event the issuer becomes distressed or insolvent and will likely experience a lower recovery than more senior debtholders in the event the issuer defaults on its indebtedness. In addition, mezzanine loans of middle-market companies are often highly illiquid and in adverse market conditions may experience steep declines in valuation even if they are fully performing.
We may invest in debt and equity positions of structured products, such as CLOs and CLNs. These structured products are typically a form a securitization in which the cash flows of a portfolio of loans are pooled and passed on to different classes of owners in various tranches.
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
Our investments in structured products may be riskier and less transparent to us and our stockholders than direct investments in the underlying companies.
We invest in structured products. Generally, there may be less information available to us regarding the underlying debt investments held by structured products than if we had invested directly in the debt of the underlying companies. As a result, our stockholders will not know the details of the underlying securities of the structured products in which we will invest. Our structured product investments will also be subject to the risk of leverage associated with the debt issued by such structured products and the repayment priority of senior debt holders in such structured products. Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.
Structured products typically will have no significant assets other than their underlying loans; payments on structured product investments are and will be payable solely from the cashflows from such loans.
Structured products typically will have no significant assets other than their underlying loans. Accordingly, payments on structured product investments are and will be payable solely from the cashflows from such loans, net of all management fees and other expenses. Payments to us as a holder of structured product investments are and will be met only after payments due on the senior notes (and, where appropriate, the junior secured notes) from time to time have been made in full. This means that relatively small numbers of defaults of loans may adversely impact our returns.
Our structured product investments are exposed to leveraged credit risk.
We may be in a subordinated position with respect to realized losses on loans underlying our investments in structured products. The leveraged nature of structured products, in particular, magnifies the adverse impact of loan defaults. Structured product investments represent a leveraged investment with respect to the underlying loans. Therefore, changes in the market value of the structured product investments could be greater than the change in the market value of the underlying loans, which are subject to credit, liquidity and interest rate risk.
The Volcker Rule may impact how we operate our business.
Section 13 of the Bank Holding Company Act of 1956, as amended, often referred to as the “Volcker Rule,” is expected to impose significant restrictions on banking entities' ability to sponsor or invest in hedge funds, private equity funds or commodity pools, collectively referred to as covered funds. Certain structured products will be considered covered funds under the Volcker Rule and banking entities' investments in such structured products may be considered ownership interests that are prohibited. The rules are highly complex, and many aspects of the implementation of the Volcker Rule remain unclear. We are in the process of assessing the impact of the Volcker Rule on our investments, structured products and on our industry. The Volcker Rule may have a material adverse effect on our investments and structured products, and therefore may adversely affect our share price.
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
The incentive fee payable by us to AIM also may create an incentive for AIM to invest on our behalf in instruments that have a deferred interest feature such as investments with PIK provisions. Under these investments, we would accrue the interest over the life of the investment but would typically not receive the cash income from the investment until the end of the term or upon the investment being called by the issuer. Our net investment income used to calculate the income portion of our incentive fee, however, includes accrued interest. For the time period between April 1, 2012 and March 31, 2014, the portion of the incentive fee that is attributable to deferred interest, such as PIK, will not be paid to AIM until Apollo Investment receives such interest in cash. The accrual of incentive fees shall be reversed if such interest is reversed in connection with any write-off or similar treatment of the investment. The payment of incentive fees to AIM is made on accruals of expected cash interest. If a portfolio company defaults on a loan, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible. Thus, while a portion of this incentive fee would be based on income that we have not yet received in cash and with respect to which we do not have a formal claw-back right against our investment adviser per se, the amount of accrued income to the extent written off in any period will reduce the income in the period in which such write-off was taken and thereby reduce such period’s incentive fee payment.
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
RISKS RELATED TO MATURITY OF OUR DEBT INSTRUMENTS
Our senior secured credit facility begins amortizing in September 2017 and any inability to renew, extend or replace the facility could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.
We maintain a senior secured multi-currency revolving credit facility (the "Senior Secured Facility") with a group of lenders, under which we had approximately $602 million of indebtedness outstanding at March 31, 2014. Our lenders’ obligation to make new loans or other extensions of credit under the Senior Secured Facility ceases on August 31, 2017, and the facility has a final stated maturity date of August 31, 2018. In addition, commencing on September 30, 2017, Apollo Investment is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the Senior Secured Facility as of August 31, 2017. There can be no assurance that we will be able to renew, extend or replace the Senior Secured Facility upon the termination of the lenders’ obligations to make new loans or the Senior Secured Facility’s final maturity on terms that are favorable to us, if at all. Our ability to renew, extend or replace the Senior Secured Facility will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to renew, extend or replace the Senior Secured Facility at the time of the termination of the lenders’ obligations to make new loans or the Senior Secured Facility’s final maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC.
Our senior secured notes and our senior unsecured convertible notes have maturity dates over the course of the next several years, and any inability to replace or repay our senior secured notes or our senior unsecured convertible notes could adversely impact our liquidity and ability to fund new investments or maintain distributions to our stockholders.
On September 30, 2010, we entered into a note purchase agreement, providing for a private placement issuance of $225 million in aggregate principal amount of five-year, senior secured notes with a fixed interest rate of 6.25% and a maturity date of October 4, 2015 (the “Senior Secured Notes”). On January 25, 2011, we closed a private offering of $200 million aggregate principal amount of senior unsecured convertible notes (the “Convertible Notes”). The Convertible Notes bear interest at an annual rate of 5.75% and will mature on January 15, 2016 unless earlier converted or repurchased at the holder’s option. On September 29, 2011, we closed a private offering of $45 million aggregate principal amount of senior secured notes consisting of two series: (1) 5.875% Senior Secured Notes, Series A, of Apollo Investment due September 29, 2016 in the aggregate principal amount of $29 million (the "Series A Notes"); and (2) 6.250% Senior Secured Notes, Series B, of Apollo Investment due September 29, 2018, in the aggregate principal amount of $16 million (the "Series B Notes").
On October 9, 2012, Apollo Investment issued $150 million in aggregate principal amount of 6.625% senior unsecured notes due October 15, 2042 (the “2042 Notes”). On June 17, 2013 Apollo Investment issued $135 million in aggregate principal amount of 6.875% senior unsecured notes due July 15, 2043 (the "2043 Notes"). An additional $15 million in aggregate principal amount of the 2043 Notes was issued on June 24, 2013 pursuant to the underwriters' exercise of their option to purchase additional notes.
There can be no assurance that we will be able to replace the Senior Secured Notes, the Convertible Notes, the Series A Notes, the Series B Notes, the 2042 Notes or the 2043 Notes upon their maturity on terms that are favorable to us, if at all. Our ability to replace the Senior Secured Notes, the Convertible Notes, the Series A Notes, the Series B Notes, the 2042 Notes or the 2043 Notes will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to replace or repay the Senior Secured Notes, the Convertible Notes, the Series A Notes, the Series B Notes, the 2042 Notes or the 2043 Notes at the time of their maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC.
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
Investigations and reviews of Apollo affiliates’ use of placement agents could harm Apollo Investment’s reputation, depress its stock price or have other negative consequences.
While Apollo Investment has not, to date, raised any funds through the use of placement agents (other than through the ordinary course engagement of underwriters, from time to time, in connection with the public offering of Apollo Investment's securities), affiliates of AIM sometimes use placement agents to assist in marketing certain of the investment funds that they manage. Various state attorneys general and federal and state agencies have initiated industry-wide investigations into the use of placement agents in connection with the solicitation of investments, particularly with respect to investments by public pension funds. Certain affiliates of AGM have received subpoenas and other requests for information from various government regulatory agencies and investors in AGM’s funds, seeking information regarding the use of placement agents. The California Public Employees’ Retirement System

(“CalPERS”), one of AGM’s strategic investors, announced on October 14, 2009, that it had initiated a special review of placement agents and related issues. The report of the CalPERS special review was issued on March 14, 2011. That report does not allege any wrongdoing on the part of AGM or its affiliates. In addition, on May 6, 2010, the California Attorney General filed a civil complaint against Alfred Villalobos and his company, Arvco Capital Research, LLC (a placement agent that AGM has used) and Federico Buenrostro Jr., the former CEO of CalPERS, alleging conduct in violation of certain California laws in connection with CalPERS’ purchase of securities in various funds managed by AGM and another asset manager. No AGM entity is a party to the civil lawsuit, nor does the lawsuit allege any misconduct on the part of Apollo Investment, AIM or AGM. Likewise, on April 23, 2012, the United States Securities and Exchange Commission filed a lawsuit alleging securities fraud on the part of Arvco, as well as Messrs. Buenrostro and Villalobos, in connection with their activities concerning certain CalPERS investments in funds managed by AGM. This lawsuit also does not allege wrongdoing on the part of AGM, and in fact alleges that AGM was defrauded by Arvco, Villalobos, and Buenrostro. Finally, on December 29, 2011, the United States Bankruptcy Court for the District of Nevada approved an application made by Mr. Villalobos, Arvco and related entities (the “Arvco Debtors”) in their consolidated bankruptcy proceedings to hire Special Litigation Counsel to pursue certain claims on behalf of the bankruptcy estates of the Arvco Debtors, including potential claims against AGM (a) for fees that AGM purportedly owes the Arvco Debtors for placement agent services, and (b) for indemnification of legal fees and expenses arising out of the Arvco Debtors’ defense of the California Attorney General action described above. On April 23, 2012, the SEC filed a lawsuit alleging securities fraud on the part of Arvco, as well as Messrs. Buenrostro and Villalobos, in connection with their activities concerning certain Calpers investment funds managed by AGM. On March 14, 2013, the United States Department of Justice unsealed an indictment against Messrs. Villalobos and Buenrostro alleging, among other crimes, fraud in connection with those same activities; again, AGM is not accused of any wrongdoing and in fact is alleged to have been defrauded by the defendants. Additionally, on April 15, 2013, Mr. Villalobos and the Arvco Debtors brought a civil action in the United States Bankruptcy Court for the District of Nevada against AGM. This action alleges that Arvco served as a placement agent for AGM in connection with several funds associated with AGM, and seek to recover purported fees they claim AGM has not paid them for a portion of Arvco's placement agent services. In addition, the Arvco Debtors allege that Apollo has interfered with the Arvco Debtors' commercial relationships with third parties, purportedly causing the Arvco Debtors to lose business and to incur fees and expenses in the defense of various investigations and litigations. The Arvco Debtors also seek compensation from AGM for these alleged lost profits and fees and expenses. The Arvco Debtors' complaint asserts various theories of recovery under the Bankruptcy Code and the common law. AGM denies the merit of all of the Arvco Debtors' claims and will vigorously contest them. The Bankruptcy Court has stayed the civil action until April 2014. This lawsuit does not allege wrongdoing on the part of Apollo, and in fact alleges that AGM was defrauded by Arvco, Villalobos and Buenrostro. AGM has informed us that it believes it has handled its use of placement agents in an appropriate manner and that it is cooperating with such investigations and other reviews. Any unanticipated developments from these or future investigations or changes in industry practice may adversely affect AGM’s business (including with respect to AIM) or indirectly thereby, Apollo Investment’s business. Even if these investigations or changes in industry practice do not directly or indirectly affect AGM’s or Apollo Investment’s respective businesses, adverse publicity could harm our reputation and may cause us to lose existing investors, fail to gain new investors, depress our stock price or have other negative consequences.

On May 19, 2013, AGM  was served with a subpoena by the New York State Department of Financial Services (the “DFS”) regarding its investments in any annuity or life businesses, or annuity contracts or life policies. The subpoena is part of what we understand to be an industry-wide investigation by the DFS into investments by financial institutions in annuity and life insurance companies. AGM has informed us that it is cooperating with the investigation.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of March 31, 2014, we did not own any real estate or other physical properties materially important to our operation. Our administrative and principal executive offices are located at 730 Fifth Avenue, New York, NY 10019 and 9 West 57th Street, New York, NY 10019, respectively. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.
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

On May 20, 2013, the Company was named as a defendant in a complaint by the bankruptcy trustee of DSI Renal Holdings and related companies (“DSI”). The complaint alleges, among other things, that the Company participated in a “fraudulent conveyance” involving a restructuring and subsequent sale of DSI in 2010 and 2011. The complaint seeks, jointly and severally from all defendants, (1) damages of approximately $425 million, of which the Company’s share would be approximately $41 million, and the return of 9,000 shares of common stock of DSI obtained by the Company in the restructuring and sale and (2) punitive damages. At this point in time, the Company is unable to assess whether it may have any liability in this action. The Company has not made any determination that this action is or may be material to the Company and intends to vigorously defend itself. The Company has filed a motion to dismiss this litigation.
Item 4. Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
PRICE RANGE OF COMMON STOCK
Our common stock is traded on the NASDAQ Global Select Market under the symbol “AINV.” The following table lists the high and low closing sale price for our common stock, the closing sale price as a percentage of net asset value (“NAV”) and quarterly dividends per share for the past two years.

	NAV(1)	Closing Sales Price		Premium or Discount of High Sales Price to NAV(2)	Premium or Discount of Low Sales Price to NAV(2)	Declared Dividends
		High	Low
Fiscal Year Ended March 31, 2014
Fourth Fiscal Quarter	$8.67	$9.15	$8.14	6%	(6)%	$0.20
Third Fiscal Quarter	$8.57	$9.02	$8.05	5%	(6)%	$0.20
Second Fiscal Quarter	$8.30	$8.47	$7.77	2%	(6)%	$0.20
First Fiscal Quarter	$8.16	$8.87	$7.37	9%	(10)%	$0.20
Fiscal Year Ended March 31, 2013
Fourth Fiscal Quarter	$8.27	$9.01	$8.23	9%	—%	$0.20
Third Fiscal Quarter	$8.14	$8.47	$7.29	4%	(10)%	$0.20
Second Fiscal Quarter	$8.46	$8.30	$7.57	(2)%	(11)%	$0.20
First Fiscal Quarter	$8.30	$7.67	$6.59	(8)%	(21)%	$0.20
_________________________

(1)
NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.

(2)	Calculated using the respective high or low closing sales price divided by the quarter end NAV.
While our common stock has from time to time traded in excess of our net asset value, there can be no assurance, however, that it will trade at such a premium (to net asset value) in the future. The last reported closing market price of our common stock on May 16, 2014 was $7.94 per share. As of May 16, 2014, we had 98 stockholders of record.
DIVIDENDS
We intend to continue to distribute quarterly dividends to our stockholders. Our quarterly dividends, if any, will be determined by our board of directors. We expect that our distributions to stockholders generally will be from accumulated net investment income and from cumulative net realized capital gains, as applicable, although a portion may represent a return of capital.
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
Fiscal Year Ending March 31, 2014
Fourth Fiscal Quarter	$0.20
Third Fiscal Quarter	$0.20
Second Fiscal Quarter	$0.20
First Fiscal Quarter	$0.20

Fiscal Year Ending March 31, 2013
Fourth Fiscal Quarter	$0.20
Third Fiscal Quarter	$0.20
Second Fiscal Quarter	$0.20
First Fiscal Quarter	$0.20
Recent Sale of Unregistered Securities
None.
Issuer Purchases of Equity Securities
During the fiscal year ended March 31, 2014, as a part of our dividend reinvestment plan for our common stockholders, we purchased 2,237,819 shares of our common stock in the open market at an average price of $8.26 per share and transferred those shares to the participants in the dividend reinvestment plan. During the fiscal year ended March 31, 2013, as a part of our dividend reinvestment plan for our common stockholders, we purchased 1,931,526 shares of our common stock in the open market at an average price of $8.35 per share and transferred those shares to the participants in the dividend reinvestment plan.
STOCK PERFORMANCE GRAPH
This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, for the period March 31, 2008 through March 31, 2014. The graph assumes that, on March 31, 2008, a person invested $100 in each of the following: our common stock, the S&P 500 Index, the Russell 2000 Financial Services Index, and the S&P Small Cap 600 Financials Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
VALUE
2009
2010
2011
2012
2013
2014
Year
Apollo Investment Corporation
S&P 500
Russell 2000
S&P Small Cap 600 Financials

The graph and other information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data
The Statement of Operations, Per Share and Balance Sheet data for the fiscal years ended March 31, 2014, 2013, 2012, 2011, and 2010 are derived from our financial statements which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. This selected financial data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	For the Year Ended March 31, (dollar amounts and shares in thousands, except per share data)
Statement of Operations Data:	2014	2013	2012	2011	2010
Total Investment Income	$381,346	$331,994	$357,584	$358,779	$340,238
Net Expenses (including excise taxes)	$180,098	$164,634	$184,842	$167,607	$140,828
Net Investment Income	$201,248	$167,360	$172,742	$191,172	$199,410
Net Realized and Unrealized Gains (Losses)	$69,624	$(62,889)	$(259,006)	$(10,760)	$63,880
Net Increase (Decrease) in Net Assets Resulting from Operations	$270,872	$104,471	$(86,264)	$180,412	$263,290
Per Share Data:
Net Asset Value	$8.67	$8.27	$8.55	$10.03	$10.06
Net Investment Income	$0.91	$0.83	$0.88	$0.99	$1.26
Net Earnings (Loss) Per Share (Basic)	$1.21	$0.51	$(0.44)	$0.93	$1.65
Net Earnings (Loss) Per Share (Diluted)	$1.18	$0.51	$(0.44)	$0.93	$1.65
Distributions Declared	$0.80	$0.80	$1.04	$1.12	$1.10
Balance Sheet Data:
Total Assets	$3,641,951	$2,944,312	$2,775,263	$3,148,813	$3,465,116
Debt Outstanding	$1,372,261	$1,156,067	$1,009,337	$1,053,443	$1,060,616
Total Net Assets	$2,051,611	$1,677,389	$1,685,231	$1,961,031	$1,772,806
Other Data:
Total Return(1)	9.4%	28.2%	(32.4)%	5.1%	313.0%
Number of Portfolio Companies at Year End	111	81	62	69	67
Total Portfolio Investments for the Year	$2,816,149	$1,537,366	$1,480,508	$1,085,601	$716,425
Investment Sales and Repayments for the Year	$2,322,189	$1,337,431	$1,634,520	$977,493	$451,687
Weighted Average Yield on Debt Portfolio at Year End	11.1%	11.9%	11.9%	11.6%	11.8%
Weighted Average Shares Outstanding at Year End (Basic)	222,800	202,875	196,584	193,192	159,369
Weighted Average Shares Outstanding at Year End (Diluted) (2)	237,348	217,423	211,132	195,823	159,369
_________________________

(1)	Total return is based on the change in market price per share and takes into account dividends and distributions, if any, reinvested in accordance with Apollo Investment’s dividend reinvestment plan.

(2)
In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. For the fiscal years ended March 31, 2013 and March 31, 2012, anti-dilution would total $0.02 and $0.08, respectively.

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
OVERVIEW
Apollo Investment was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a BDC under the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a RIC under Subchapter M of the Code. Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. Apollo Investment commenced operations on April 8, 2004 upon completion of its initial public offering that raised $870 million in net proceeds selling 62 million shares of its common stock at a price of $15.00 per share. Since then, and through March 31, 2014, we have raised approximately $2.2 billion in net proceeds from additional offerings of common stock.
Investments
Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make. As a business development company, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions).
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
Portfolio and Investment Activity
Our portfolio and investment activity during the fiscal years ended March 31, 2014 and 2013 is as follows:

(amounts in millions)	For the fiscal year ended March 31, 2014	For the fiscal year ended March 31, 2013
Investment made in portfolio companies (1)	$2,816	$1,537
Investments sold	(1,006)	(717)
Net activity before repaid investments	1,810	820
Investments repaid	(1,316)	(621)
Net investment activity	$494	$199

Portfolio companies, at beginning of period	81	62
Number of new portfolio companies	81	49
Number of exited companies	51	30
Portfolio companies, at end of period	111	81

Number of investments in existing portfolio companies	81	36
_________________

(1)	Investments were primarily made through a combination of primary and secondary debt investments.
Our portfolio composition and weighted average yields at March 31, 2014 and at March 31, 2013 are as follows:

	March 31, 2014		March 31, 2013
Portfolio composition, measured at fair value:
Secured debt	56%		44%
Unsecured debt	27%		43%
Structured products and other	6%		7%
Common equity, preferred equity and warrants	11%		6%
Weighted average yields, at current cost basis, exclusive of securities on non-accrual status:
Secured debt portfolio	10.8%		11.2%
Unsecured debt portfolio	11.5%		12.7%
Total debt portfolio	11.1%		11.9%
Income-bearing investment portfolio composition, measured at fair value:
Fixed rate amount	$1.7	billion	$1.6	billion
Floating rate amount	$1.3	billion	$0.9	billion
Fixed rate %	58%		64%
Floating rate %	42%		36%
Income-bearing investment portfolio composition, measured at cost:
Fixed rate amount	$1.7	billion	$1.6	billion
Floating rate amount	$1.2	billion	$0.9	billion
Fixed rate %	58%		65%
Floating rate %	42%		35%
Since the initial public offering of Apollo Investment in April 2004 and through March 31, 2014, invested capital totaled $13.1 billion in 291 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 100 different financial sponsors.
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
Valuation of Portfolio Investments
Under procedures established by our board of directors, we value investments, including certain secured debt, unsecured debt, and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations (unless they are deemed not to represent fair value). We attempt to obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker or a primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. If and when market quotations are deemed not to represent fair value, we typically utilize independent third party valuation firms to assist us in determining fair value. Accordingly, such investments go through our multi-step valuation process as described below. In each case, our independent valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations for such Level 3 categorized assets. Debt investments with remaining maturities of 60 days or less may each be valued at cost with interest accrued or discount amortized to the date of maturity, unless such valuation, in the judgment of our investment adviser, does not represent fair value, in which case such investments shall be valued at fair value as determined in good faith by or under the direction of our board of directors including using market quotations where available. Investments that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of our board of directors. Such determination of fair values may involve subjective judgments and estimates.
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
Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered in the valuation process of independent valuation firms. For the fiscal year ended March 31, 2014, there was no change to the Company’s valuation techniques and related inputs considered in the valuation process.
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
In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. Of the Company's investments at March 31, 2014, $1.9 billion or 56% of the Company's investments were classified as Level 3.
Revenue Recognition
The Company records interest and dividend income, adjusted for amortization of premium and accretion of discount, on an accrual basis. Some of our loans and other investments, including certain preferred equity investments, may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends computed at the contractual rate are accrued into income and reflected as receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. At the point the Company believes PIK is not expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are reversed from the related receivable through interest or dividend income, respectively. The Company does not reverse previously capitalized PIK interest or dividends. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if the Company believes that PIK is expected to be realized. For the fiscal year ended March 31, 2014, PIK income totaled $29.0 million on total investment income of $381.3 million. Loan origination fees, original issue discount, and market discounts are capitalized and amortized into income using the interest method or straight-line, as applicable. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and other investments as interest income when we receive such amounts. Structuring fees are recorded as other income when earned. Investments that are expected to pay regularly scheduled interest and/or dividends in cash are generally placed on non-accrual status when principal or interest/dividend cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest/dividend cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest or dividends are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining interest or dividend obligations. Interest or dividend cash payments received on non-accrual designated investments may be recognized as income or applied to principal depending upon management’s judgment.
Net Realized Gains or Losses and Net Change in Unrealized Gain (Loss)
We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized gain (loss) reflects the net change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized gains or losses.
Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.
RESULTS OF OPERATIONS
Operating results for the fiscal years ended March 31, 2014, 2013 and 2012 were as follows:

(in thousands)	March 31, 2014	March 31, 2013	March 31, 2012
Investment income
Interest	$336,658	$296,205	$318,637
Dividends	31,835	19,060	20,442
Other	12,853	16,729	18,505
Total investment income	$381,346	$331,994	$357,584
Expenses
Base management fees and performance-based incentive fees, net of amounts waived	$(97,651)	$(94,076)	$(99,972)
Interest and other debt expenses, net of expense reimbursements	(68,590)	(58,200)	(66,360)
Administrative services expenses	(5,600)	(4,389)	(5,387)
Other general and administrative expenses	(8,257)	(7,969)	(13,123)
Net expenses	(180,098)	(164,634)	(184,842)
Net investment income	$201,248	$167,360	$172,742
Realized and unrealized gain (loss) on investments, cash equivalents, derivatives and foreign currencies
Net realized loss	$(106,507)	$(74,673)	$(341,443)
Net change in unrealized gain	176,131	11,784	82,437
Net realized and unrealized gain (loss) from investments, cash equivalents, derivatives and foreign currencies	69,624	(62,889)	(259,006)
Net increase (decrease) in net assets resulting from operations	$270,872	$104,471	$(86,264)

Net investment income per share on per average share basis	$0.91	$0.83	$0.88
Earnings gain/(loss) - basic	$1.21	$0.51	$(0.44)
Earnings gain/(loss) - diluted	$1.18	$0.51	$(0.44)

Total Investment Income
The increase in total investment income for the fiscal year 2014 compared to the fiscal year 2013 was due to a larger investment portfolio and interest and dividend income from our investments in structured products, partially offset by a decline in yield. An additional factor contributing to the increase in investment income was higher income from prepayment fees, which totaled approximately $24.8 million and $7.3 million for the fiscal years 2014 and 2013, respectively.
The decrease in gross investment income for the fiscal year 2013 compared to fiscal year 2012 was primarily driven by a smaller portfolio, on average, with which to generate income in 2013. This decrease was partially offset by higher yield on the secured debt portfolio. Also contributing to the decrease in gross investment income was lower non-recurring income of $9.1 million in fiscal year 2013.
Net Expenses
Expenses include management fees, performance-based incentive fees, insurance expenses, administrative service fees, legal fees, directors' fees, audit and tax service expenses, and other general and administrative expenses. The increase in expenses for the fiscal year 2014 compared to fiscal year 2013 was primarily driven by increased interest and other debt expenses of $10.4 million and $3.6 million of incremental management and performance-based incentive fees (net of amount waived). Interest and other debt costs were higher as a result of a larger average debt balance outstanding during the year coupled with higher average interest costs attributed to the 2042 Notes and 2043 Notes, which were issued in October 2012 and June 2013, respectively.
The decrease in net expenses for the fiscal year 2013 compared to the fiscal year 2012 was primarily due to lower interest and debt costs as a result of less debt outstanding, on average, during fiscal year 2013, and lower management and incentive fees as a result of the implementation of the fee waiver in fiscal year 2013 coupled with a smaller asset base which is subject to management fees. Lastly, in fiscal year 2012, there were $4 million of non-recurring expenses as compared to $1 million of non-recurring expense in fiscal year 2013. There were no accrued excise tax expenses for the fiscal years ended March 31, 2014, 2013 and 2012.

Net Realized Loss
Net realized losses for the fiscal year 2014 were primarily the result of the sale of three portfolio companies: ATI Acquisition Company, Cengage Learning Acquisitions and Texas Competitive Electric Holdings (“TXU”), which comprised $112 million of the net realized losses. These losses were partially offset by realized gains from the exit of various portfolio companies.
Net realized losses for the fiscal year 2013 were primarily the result of the exits of select investments, specifically New Omaha Holdings equity, Cengage Learning Acquisitions 2nd Lien, and RBS Holdings 1st Lien, which comprised approximately $78 million of the net realized loss, offset by net realized gains from the exits of other investments.
Net realized losses for the fiscal year 2012 were primarily the result of the exits of select investments, specifically Grand Prix Holdings, which accounted for over $273 million of the net realized loss, and also included Playpower Holdings, TL Acquisitions and FSC Holdings, among others.
The realized losses incurred upon the exit of these investments reversed out previously reported unrealized losses.

Net Change in Unrealized Gain
For the fiscal year 2014, the net change in unrealized gain was primarily derived from the reversal of previously recognized unrealized loss upon the exit of ATI Acquisition Company, Cengage Learning Acquisitions, Playpower, inVentive Health and Garden Fresh, which comprised $141 million. The remainder of the portfolio was generally impacted by stronger capital market conditions as well as improved portfolio company fundamentals.
Driving the positive impact to unrealized gain for fiscal year 2013 was New Omaha and AB Acquisitions, which were both exited in the fiscal year 2013, which resulted in the reversal of approximately $50 million of previously recognized unrealized loss. Other significant contributors to the increase in unrealized gain were investments in AIC Credit Opportunity Fund, LVI Services, Penton Business Media Holdings, LLC and Ceridian Corporation. Offsetting the positive impact of these investments were select holdings in certain portfolio companies such as Cengage, Playpower, Delta and Garden Fresh, which resulted in unrealized losses during fiscal year 2013.
Net unrealized gain for fiscal year 2012 included the reversal of over $273 million of previously recognized unrealized loss upon the exit of Grand Prix Holdings, which was partially offset by generally weaker capital market conditions as compared to the year ago period.

Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board ("FASB") issued guidance to enhance disclosures about financial instruments and derivative instruments that are either (1) offset or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset. Under the guidance, an entity is required to disclose quantitative information relating to recognized assets and liabilities that are offset or subject to an enforceable master netting arrangement or similar agreement, including the gross amounts of those recognized assets and liabilities, the amounts offset to determine the net amount presented in the statement of financial position, and the net amount presented in the statement of financial position. With respect to amounts subject to an enforceable master netting arrangement or similar agreement which are not offset, disclosure is required of the amounts related to recognized financial instruments and other derivative instruments, the amount related to financial collateral (including cash collateral), and the overall net amount after considering amounts that have not been offset. The guidance is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods and retrospective application is required. As the amendments are limited to disclosure only, the adoption of this guidance did not have a material impact on the financial statements of the Company.

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
LIQUIDITY AND CAPITAL RESOURCES
The Company’s liquidity and capital resources are generated and generally available through periodic follow-on equity and debt offerings, our senior secured, multi-currency Senior Secured Facility (as defined in note 11 within the Notes to Financial Statements), our senior secured notes, our senior unsecured notes, investments in special purpose entities in which we hold and finance particular investments on a non-recourse basis, as well as from cash flows from operations, investment sales of liquid assets and repayments of senior and subordinated loans and income earned from investments. For the fiscal year ended March 31, 2014, PIK income totaled $29.0 million, on total investment income of $381.3 million. At March 31, 2014, the Company had $602.3 million in borrowings outstanding on its Senior Secured Facility and $632.0 million of unused capacity. As of March 31, 2014, aggregate lender commitments under the Senior Secured Facility totaled $1.25 billion. The Senior Secured Facility allows the Company to seek additional commitments in the future up to an aggregate facility size not to exceed $1.71 billion. The Company also has investments in its portfolio that contain PIK provisions. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders annually in the form of dividends, even though the Company has not yet collected the cash.
On February 24, 2014, the Company issued 12 million shares of common stock at $8.69 per share raising approximately $104 million in net proceeds.

On May 20, 2013, the Company issued 21.85 million shares of common stock at $8.60 per share (or $8.34 per share net proceeds before estimated expense) raising approximately $182 million in net proceeds. AIM has agreed to waive the base management and incentive fees associated with this equity capital for the time period beginning May 20, 2013 through March 31, 2015.
In April 2012, a subsidiary of Apollo Global Management, LLC purchased 5,847,953 newly issued shares of the Company based on the NAV as of March 31, 2012 of $8.55 per share. AIM has agreed to waive the base management and incentive fees associated with this equity capital for the time period beginning April 2, 2012 through March 31, 2015.
On June 17, 2013, the Company issued $135 million in aggregate principal amount of 6.875% senior unsecured notes due 2043 and on June 24, 2013 an additional $15 million in aggregate principal amount of such notes was issued pursuant to the underwriters’ over-allotment option exercise. In aggregate, $150 million of principal was issued for net proceeds of $145.3 million (the “2043 Notes”). Interest on the 2043 Notes is paid quarterly on January 15, April 15, July 15 and October 15, at an annual rate of 6.875% per year. The 2043 Notes mature on July 15, 2043. The Company may redeem the 2043 Notes in whole or in part at any time or from time to time on or after July 15, 2018.
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
On August 11, 2011, the Company adopted a plan for the purpose of repurchasing up to $200 million of its common stock in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The Company’s plan was designed to allow it to repurchase its shares both during its open window periods and at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. A broker selected by the Company will have the authority under the terms and limitations specified in the plan to repurchase shares on the Company’s behalf in accordance with the terms of the plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plan. While the portion of the plan reliant on Rule 10b-18 remains in effect, the portion reliant on Rule 10b5-1 is subject to periodic renewal and is not currently in effect. As of March 31, 2014, no shares have been repurchased.
Cash Equivalents
We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. (See note 2) within the accompanying financial statements.) At the end of each fiscal quarter, we consider taking proactive steps utilizing cash equivalents with the objective of enhancing our investment flexibility during the following quarter, pursuant to Section 55 of the 1940 Act. More specifically, we may purchase U.S. Treasury bills from time-to-time on the last business day of the quarter and typically close out that position on the following business day, settling the sale transaction on a net cash basis with the purchase, subsequent to quarter end. Apollo Investment may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our Senior Secured Facility, as we deem appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. There were no cash equivalents held as of March 31, 2014.
Commitments and Contingencies

	Payments due by Period as of March 31, 2014 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Facility(1)	$602	$—	$—	$602	$—
Senior Secured Notes	$225	$—	$225	$—	$—
Senior Secured Notes (Series A)	$29	$—	$29	$—	$—
Senior Secured Notes (Series B)	$16	$—	$—	$16	$—
2042 Notes	$150	$—	$—	$—	$150
2043 Notes	$150	$—	$—	$—	$150
Convertible Notes	$200	$—	$200	$—	$—
_________________________

(1)
At March 31, 2014, there was $16 million of letters of credit issued under the Senior Secured Facility that are not recorded as liabilities on the Company's Statement of Assets and Liabilities, and the Company had $632 million of unused capacity under its Senior Secured Facility.

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
As of March 31, 2014, the Company’s commitments and contingencies were as follows:

As of March 31, 2014
Unfunded revolver obligations and bridge loans commitments (1)	$409
Unfunded delayed draw commitments on senior loans to portfolio companies	139
Unfunded delayed draw commitments on senior loans to portfolio companies (performance thresholds not met) (2)	49
Standby letters of credit issued for certain portfolio companies for which the Company and portfolio companies are liable	16
_________________

(1)
Included in this amount is $114.1 million unfunded revolver commitment for Merx Aviation Finance Holdings II, LLC. Additionally, the amounts may or may not be funded to the borrowing party in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of March 31, 2014, subject to the terms of each loan’s respective credit agreements.

(2)	The borrower is required to meet certain performance thresholds before the Company is obligated to fulfill the commitments and those performance thresholds were not met as of March 31, 2014.
AIC’s commitments are subject to the consummation of the underlying corporate transactions and conditional upon receipt of all necessary stockholder, regulatory and other applicable approvals.
AIC Credit Opportunity Fund LLC (currencies in thousands)
We owned all of the common member interests in AIC Credit Opportunity Fund LLC (“AIC Holdco”). AIC Holdco was formed for the purpose of holding various financed investments. AIC Holdco wholly owned three special purpose entities, each of which in 2008 acquired directly or indirectly an investment in a particular security from an unaffiliated entity that provided leverage for the investment as part of the sale. During the year ended March 31, 2014, the three special purpose entities, along with AIC Holdco, were dissolved. Each of these transactions is described in more detail below together with summary financial information.
In the first of these investments, in June 2008 we invested through AIC Holdco $39,500 in AIC (FDC) Holdings LLC (“Apollo FDC”). Apollo FDC used the proceeds to purchase a Junior Profit-Participating Note due 2013 in principal amount of $39,500 (the “Junior Note”) issued by Apollo I Trust (the “Trust”). The Trust also issued a Senior Floating Rate Note due 2013 (the “Senior Note”) to an unaffiliated third party in principal amount of $39,500 paying interest at LIBOR plus 1.50%, increasing over time to LIBOR plus 2.0%. The Trust used the aggregate $79,000 proceeds to acquire $100,000 face value of a senior subordinated loan of First Data Corporation (the “FDC Loan”) due 2016. The FDC Loan pays interest at 11.25% per year. The Junior Note of the Trust owned by Apollo FDC pays to Apollo FDC all of the interest and other proceeds received by the Trust on the FDC Loan after satisfying the Trust’s obligations on the Senior Note. The holder of the Senior Note has no recourse to Apollo FDC, AIC Holdco or us with respect to any interest on, or principal of, the Senior Note. However, if the value of the FDC Loan held by the Trust declines sufficiently, the investment would be unwound unless Apollo FDC posts additional collateral for the benefit of the Senior Note. During the year ended March 31, 2014, we unwound the transaction by investing $20,386 into the Trust which then repaid the Senior Note. Subsequent to the repayment of the Senior Note, $10,993 of face value of the FDC Loan was prepaid by First Data Corporation resulting in a distribution of $11,556 to the Company. The remaining FDC Loan, which consisted of $41,862 of face value, was transferred to the Company at an accreted cost of $38,728 with a fair value of $40,397 on the transfer date and the Trust was closed.
In the second of these investments, in June 2008 we invested through AIC Holdco $11,375 in AIC (TXU) Holdings LLC (“Apollo TXU”). Apollo TXU acquired exposure to $50,000 notional amount of a LIBOR plus 3.5% senior secured delayed draw term loan of Texas Competitive Electric Holdings (“TXU”) due 2014 through a non-recourse total return swap (the “TRS”) with an unaffiliated third party expiring on October 10, 2013. Pursuant to such delayed draw term loan, Apollo TXU pays an unaffiliated third-party interest at LIBOR plus 1.5% and generally receives all proceeds due under the delayed draw term loan of TXU (the “TXU Term Loan”). Like Apollo FDC, Apollo TXU is entitled to 100% of any realized appreciation in the TXU Term Loan and, since the TRS is a non-recourse arrangement, Apollo TXU is exposed only up to the amount of its investment in the TRS, plus any additional margin we decide to post, if any, during the term of the financing. The TRS does not constitute a senior security or a borrowing of Apollo TXU. In connection with the amendment and extension of the TXU Term Loan in April 2011, for which Apollo TXU received a consent fee along with an increase in the rate of the TXU Term Loan to LIBOR plus 4.5%, Apollo TXU extended its TRS to 2016 at a rate of LIBOR plus 2.0%. During the During the year ended March 31, 2014, Apollo TXU terminated the entire TRS resulting in a realized loss of $10,314. The excess collateral posted was returned to Apollo TXU.
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
We did not consolidate AIC Holdco or its wholly owned subsidiaries and accordingly only the value of our investment in AIC Holdco was included on our statement of assets and liabilities. Our investment in AIC Holdco was valued in accordance with our normal valuation procedures and is based on the values of the underlying assets held by each of Apollo FDC, Apollo TXU and Apollo Boots net of associated liabilities.

Below is summarized financial information for AIC Holdco for the fiscal years ended March 31, 2014 and March 31, 2013.

	March 31, 2014	March 31, 2013
Assets
Cash	$—	$10
Apollo FDC(1)	—	32,981
Apollo TXU(2)	—	26,641
Other Assets	—	2,702
Total Assets	$—	$62,334
Liabilities
Apollo FDC(3)	$—	$—
Apollo TXU(4)	—	8,936
Other Liabilities	—	2,702
Total Liabilities	$—	$11,638
Net Assets
Apollo FDC	$—	$32,981
Apollo TXU	—	17,705
Apollo Boots	—	—
Other	—	10
Total Net Assets	$—	$50,696

	Fiscal Year End March 31, 2014	Fiscal Year End March 31, 2013
Net Operating Income (Loss)
Apollo FDC(5)	$1,559	$5,388
Apollo TXU(5)	692	1,237
Apollo Boots(5)	8	745
Other	4	(5)
Total Operating Income	$2,263	$7,365
Net Realized Gain (Loss)
Apollo FDC	$9,634	$—
Apollo TXU	(10,314)	—
Apollo Boots	—	659
Total Net Realized Gain (Loss)	$(680)	$659
Net Change in Unrealized Gain (Loss)
Apollo FDC	$(11,509)	$5,034
Apollo TXU	8,936	7,110
Apollo Boots	—	(244)
Total Net Change in Unrealized Gain (Loss)	$(2,573)	$11,900
Net Income (Loss)(6)
Apollo FDC	$(316)	$10,422
Apollo TXU	(686)	8,347
Apollo Boots	8	1,160
Other	4	(5)
Total Net Income (Loss)	$(990)	$19,924

(1)
Includes fair value of the Junior Note held by Apollo FDC as of March 31, 2013 with a cost of $21,472. The Junior Note was repaid by transferring the proceeds from the partial prepayments by First Data Corporation and by transferring the residual FDC Note to the Company during the year ended March 31, 2014 at accreted cost.

(2)	Represents fair value of collateral posted in relation to the TRS held by Apollo TXU with a cost of $26,641 at March 31, 2013.

(3)
Apollo FDC’s interest was subject to the Senior Note of a separate entity of $20,283 at March 31, 2013; however, Apollo FDC had no liability for the Senior Note. The Senior Note was repaid during the year ended March 31, 2104.

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
Dividends
Dividends paid to stockholders for the fiscal years ended March 31, 2014, 2013 and 2012 totaled $182.2 million or $0.80 per share, $162.3 million or $0.80 per share, and $204.4 million or $1.04 per share, respectively. Tax characteristics of all dividends will be reported to stockholders on Form 1099 after the end of the calendar year. Our quarterly dividends, if any, will be determined by our Board of Directors.
The following table summarizes our quarterly dividends paid to stockholders for the fiscal years ended March 31, 2014, 2013 and 2012, respectively:

Declared Dividends per Share
Fiscal Year Ending March 31, 2014
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
Recent Events
On May 19, 2014, the Board of Directors declared a dividend of $0.20 per share for the fourth fiscal quarter of 2014, payable on July 7, 2014 to stockholders of record as of June 20, 2014.
Item 7A. Quantitative and Qualitative Disclosure about Market Risk
We are subject to financial market risks, including changes in interest rates. During the fiscal year ended March 31, 2014, many of the loans in our portfolio had floating interest rates. These loans are usually based on floating LIBOR and typically have durations of one to six months after which they reset to current market interest rates. The Company also has a Senior Secured Facility that is based on floating LIBOR rates.

The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of March 31, 2014, assuming no changes in our investment and borrowing structure:

(in thousands except per share data) Basis Point Change	Net Investment Income	Net Investment Income per Share
Up 400 basis points	$21,748	$0.092
Up 300 basis points	$15,874	$0.067
Up 200 basis points	$10,583	$0.045
Up 100 basis points	$(510)	$(0.002)
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

Item 8. Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2014. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014 based upon criteria in Internal Control — Integrated Framework (1992 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of March 31, 2014 based on the criteria on Internal Control — Integrated Framework issued by COSO.
The effectiveness of the Company’s internal control over financial reporting as of March 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Apollo Investment Corporation:

In our opinion, the accompanying statements of assets and liabilities including the schedules of investments, and the related statements of operations, changes in net assets and cash flows present fairly, in all material respects, the financial position of Apollo Investment Corporation (“the Company”) at March 31, 2014 and March 31, 2013, and the results of its operations, the changes in net assets, and its cash flows for each of the three years in the period ended March 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing on page 46 of the annual report to stockholders. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. Our procedures included confirmation of securities at March 31, 2014 by correspondence with the custodian, and where replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP
New York, New York
May 20, 2014

APOLLO INVESTMENT CORPORATION
STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share amounts)

	March 31, 2014	March 31, 2013
Assets
Non-controlled/non-affiliated investments, at fair value (cost — $2,714,971 and $2,525,550 respectively)	$2,751,896	$2,398,412
Non-controlled/affiliated investments, at fair value (cost — $153,721 and $148,547, respectively)	144,628	141,569
Controlled investments, at fair value (cost — $590,060 and $345,204, respectively)	582,147	310,418
Total investments (cost — $3,458,752 and $3,019,301, respectively)	3,478,671	2,850,399
Cash	13,413	3,902
Foreign currency (cost — $1,305 and $2,293, respectively)	1,323	2,295
Receivable for investments sold	72,918	5,713
Interest receivable	40,106	51,990
Dividends receivable	3,627	2,703
Deferred financing costs	31,601	26,990
Prepaid expenses and other assets	292	320
Total assets	$3,641,951	$2,944,312
Liabilities
Debt (see note 8 & 11)	$1,372,261	$1,156,067
Payable for investments purchased	119,577	26,021
Dividends payable	47,348	40,578
Management and performance-based incentive fees payable (see note 3)	31,108	26,509
Interest payable	14,318	12,012
Accrued administrative expenses	1,915	2,219
Other liabilities and accrued expenses	3,813	3,517
Total liabilities	$1,590,340	$1,266,923
Commitments and contingencies (see note 15)
Net Assets
Common stock, par value $.001 per share, 400,000,000 and 400,000,000 common shares authorized, respectively, 236,741,351 and 202,891,351 issued and outstanding, respectively	$237	$203
Paid-in capital in excess of par (see note 13(a))	3,221,829	2,933,636
Over-distributed net investment income (see note 13(a))	(53,995)	(44,183)
Accumulated net realized loss (see note 13(a))	(1,133,405)	(1,053,080)
Net unrealized gain (loss)	16,945	(159,187)
Total net assets	$2,051,611	$1,677,389
Total liabilities and net assets	$3,641,951	$2,944,312
Net asset value per share	$8.67	$8.27

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF OPERATIONS (in thousands, except per share amounts)

	Year Ended March 31,
	2014	2013	2012
INVESTMENT INCOME:
From non-controlled/non-affiliated investments:
Interest	$310,031	$286,253	$313,992
Dividends	7,149	4,813	6,998
Other income	12,012	16,532	18,505
From non-controlled/affiliated investments:
Interest	3,252	1,020	899
Dividends	19,765	6,825	—
From controlled investments:
Interest	23,375	8,932	3,746
Dividends	4,921	7,422	13,444
Other income	841	197	—
Total investment income	$381,346	$331,994	$357,584
EXPENSES:
Management fees (see note 3)	$62,819	$55,717	$60,321
Performance-based incentive fees (see note 3)	46,924	41,144	39,651
Interest and other debt expenses	68,639	58,200	66,360
Administrative services expense	5,600	4,389	5,387
Other general and administrative expenses	8,257	7,969	13,123
Total expenses	192,239	167,419	184,842
Management and performance-based incentive fees waived (see note 3)	$(12,092)	$(2,785)	$—
Expense reimbursements (see note 3)	(49)	—	—
Net expenses	$180,098	$164,634	$184,842
Net investment income	$201,248	$167,360	$172,742
REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS, FOREIGN CURRENCIES AND DERIVATIVES:
Net realized gain (loss):
Investments and cash equivalents
Non-controlled/non-affiliated investments	$(118,745)	$(78,659)	$(88,150)
Non-controlled/affiliated investments	2,078	—	18,825
Controlled investments	(969)	3,015	(271,590)
Total investments and cash equivalents	$(117,636)	$(75,644)	$(340,915)
Foreign currencies
Non-controlled/non-affiliated investments	$(112)	$18	$255
Non-controlled/affiliated investments	—	—	—
Controlled investments	42	(342)	(8)
Foreign debt	2,658	1,295	(775)
Total foreign currencies	$2,588	$971	$(528)
Derivatives	8,541	—	—
Net realized loss	$(106,507)	$(74,673)	$(341,443)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF OPERATIONS (continued) (in thousands, except per share amounts)

Net change in unrealized gain (loss):
Investments and cash equivalents
Non-controlled/non-affiliated investments	$163,972	$24,884	$(152,888)
Non-controlled/affiliated investments	(2,115)	(6,977)	(14,888)
Controlled investments	26,840	(12,303)	242,009
Total investments and cash equivalents	$188,697	$5,604	$74,233
Foreign currencies
Non-controlled/non-affiliated investments	$619	$(241)	$(78)
Non-controlled/affiliated investments	—	—	—
Controlled investments	32	(9)	—
Foreign debt	(13,217)	6,430	8,282
Total foreign currencies	$(12,566)	$6,180	$8,204
Net change in unrealized gain	$176,131	$11,784	$82,437
Net realized and unrealized gain (loss) from investments, cash equivalents, foreign currencies and derivatives	69,624	(62,889)	(259,006)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$270,872	$104,471	$(86,264)
EARNINGS (LOSS) PER SHARE — BASIC (see note 5)	$1.21	$0.51	$(0.44)
EARNINGS (LOSS) PER SHARE — DILUTED (see note 5)	$1.18	$0.51	$(0.44)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except shares)

	Year Ended March 31,
	2014	2013	2012
Increase (decrease) in net assets from operations:
Net investment income	$201,248	$167,360	$172,742
Net realized loss	(106,507)	(74,673)	(341,443)
Net change in unrealized gain	176,131	11,784	82,437
Net increase (decrease) in net assets resulting from operations	270,872	104,471	(86,264)

Dividends and distributions to stockholders (see note 13(a)):
Distribution of income	(182,193)	(159,629)	(204,427)
Distribution of return of capital	—	(2,684)	—
Total dividends and distributions to stockholders	(182,193)	(162,313)	(204,427)

Capital share transactions (see note 12):
Net proceeds from shares sold	286,553	50,000	—
Less offering costs	(1,010)	—	(6)
Reinvestment of dividends	—	—	14,897
Net increase in net assets from capital share transactions	285,543	50,000	14,891

Total increase (decrease) net assets:	374,222	(7,842)	(275,800)
Net assets at beginning of year	1,677,389	1,685,231	1,961,031
Net assets at end of year	$2,051,611	$1,677,389	$1,685,231

Capital share activity
Shares sold	33,850,000	5,847,953	—
Shares issued from reinvestment of dividends	—	—	1,541,849
Net capital share activity	33,850,000	5,847,953	1,541,849

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended March 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$270,872	$104,471	$(86,264)
Adjustments to reconcile net increase (decrease):
PIK interest and dividends	(28,884)	(17,891)	(14,915)
Net amortization on investments	(34,366)	(25,579)	(18,807)
Amortization of deferred financing costs	7,168	8,889	10,014
Increase (decrease) from foreign currency transactions	3,240	769	(660)
Net change in unrealized gain on investments, cash equivalents and foreign currencies	(176,131)	(11,784)	(82,437)
Net realized loss on investments, cash equivalents, foreign currencies and derivatives	106,507	74,673	341,443
Changes in operating assets and liabilities:
Purchase of investments and cash equivalents	(2,816,149)	(1,537,366)	(1,517,735)
Proceeds from derivatives	8,541	—	—
Proceeds from disposition of investments and cash equivalents	2,322,189	1,337,427	1,657,907
Decrease (increase) in receivables for investments sold	(67,205)	13,893	(6,145)
Decrease (increase) in interest receivable	11,884	2,419	(8,723)
Decrease (increase) in dividends receivable	(924)	195	2,233
Decrease in prepaid expenses and other assets	28	963	227
Increase (decrease) in payable for investments purchased	93,556	26,021	(37,382)
Increase (decrease) in management and performance-based incentive fees payable	4,599	2,107	(3,151)
Increase in interest payable	2,306	1,910	399
Increase (decrease) in accrued administrative expenses	(304)	(1,201)	1,682
Increase (decrease) in other liabilities and accrued expenses	296	155	139
Net cash (used in) provided provided by operating activities	$(292,777)	$(19,929)	$237,825
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	$286,553	$50,000	$—
Offering costs from the issuance of common stock	(1,010)	—	(6)
Dividends paid in cash	(175,423)	(161,144)	(204,861)
Proceeds from debt	2,537,088	1,374,940	2,034,652
Payments on debt	(2,334,130)	(1,221,780)	(2,070,474)
Deferred financing costs paid	(11,778)	(18,570)	(810)
Net cash provided by (used in) financing activities	$301,300	$23,446	$(241,499)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$8,523	$3,517	$(3,674)
Effect of exchange rates on cash balances	16	2	(2)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	$6,197	$2,678	$6,354
CASH AND CASH EQUIVALENTS, END OF YEAR	$14,736	$6,197	$2,678
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash interest paid during the year	$56,584	$44,757	$53,407
Non-cash financing activities consist of the reinvestment of dividends totaling $0, $0 and $14,897, respectively.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS March 31, 2014 (in thousands)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—134.1%	Industry	Par Amount*	Cost	Fair Value (1)
CORPORATE DEBT—125.9%
SECURED DEBT—80.0%
1st Lien Secured Debt—32.5%
Archroma, L+825, 10/1/18 ‡	Chemicals	$35,422	$34,762	$35,511
Avanti Communication Group PLC, 10.00%, 10/1/19 t‡	Telecommunications	9,000	9,000	9,608
Aveta, Inc., L+825, 12/12/17	Healthcare	59,951	58,535	60,325
Caza Petroleum Inc., L+1000, 5/23/17	Oil and Gas	35,000	33,988	33,845
Charming Charlie LLC, L+800, 12/24/19	Retail	5,305	5,241	5,315
Confie Seguros Holding II Co., (Revolver) L+450/P+350 Funded, 0.50% Unfunded, 12/10/18	Insurance	240	240	218
Delta Educational Systems, Inc., 16.00% (8.00% Cash/8.00% PIK), 12/11/16	Education	5,437	5,437	5,437
Endeavour International Corp., 12.00%, 3/1/18 †‡	Oil and Gas	18,262	17,960	17,760
Endeavour International Corp., L+700, 11/30/17 †‡	Oil and Gas	3,157	3,105	3,126
Endeavour International Corp., L+700, 11/30/17 †‡	Oil and Gas	4,412	4,338	4,368
Evergreen Tank Solutions, Inc. , L+800, 9/28/18	Containers, Packaging, and Glass	41,771	41,260	41,980
Great Bear Petroleum Operating LLC, 12.00%, 10/1/17	Oil and Gas	4,464	4,464	4,464
Hunt Companies, Inc., 9.625%, 3/1/21 t	Buildings and Real Estate	41,210	40,701	42,807
Lee Enterprises, Inc, 9.50%, 3/15/22 t‡	Media	25,000	25,000	25,844
Magnetation, LLC, 11.00%, 5/15/18 t	Mining	16,400	16,458	18,450
Maxus Capital Carbon SPE I, LLC (Skyonic Corp.), 13.00%, 9/18/19	Chemicals	60,000	60,000	60,000
Molycorp, Inc., 10.00%, 6/1/20 ‡	Diversified Natural Resources, Precious Metals and Minerals	35,849	35,532	35,547
My Alarm Center, LLC, L+750, 1/9/18 †	Business Services	42,614	42,614	42,614
My Alarm Center, LLC, L+750, 1/9/18 †	Business Services	2,930	2,930	2,930
Osage Exploration & Development, Inc., L+1500, 4/27/15 ‡	Oil and Gas	20,000	19,752	20,040
Panda Sherman Power, LLC, L+750, 9/14/18	Energy	15,000	14,821	15,450
Panda Temple Power, LLC, L+1000, 7/17/18	Energy	25,500	25,099	26,169
Pelican Energy, LLC, 10.00% (7.00% Cash / 3.00% PIK), 12/31/18 ‡	Oil and Gas	19,330	18,634	19,717
Reichhold Holdings International B.V., L+975, 12/19/16 ‡	Chemicals	22,500	22,500	22,500
Sand Waves, S.A. (Endeavour International Corp.), 9.75%, 12/31/15 ‡	Oil and Gas	12,500	12,500	12,500
Southern Pacific Resource Corp, L+1000, 3/29/19 ‡	Oil and Gas	9,080	8,808	9,216
Spotted Hawk Development LLC, 14.00% (13.00% Cash/ 1.00% PIK), 6/30/16 ‡	Oil and Gas	24,308	23,712	23,615
Sunrun Solar Owner IX, LLC, 9.079%, 12/31/24	Energy	3,622	3,466	3,467
Travel Leaders Group, LLC, L+600, 12/5/18	Business Services	2,568	2,414	2,548
UniTek Global Services Inc., (Revolver) L+925 Funded, 2.00% Unfunded, 4/15/16	Telecommunications	44,802	44,802	44,802
Walter Energy Inc., 9.50%, 10/15/19 t‡	Mining	17,000	17,307	17,345
Total 1st Lien Secured Debt			$655,380	$667,518

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (continued) March 31, 2014 (in thousands)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—134.1%	Industry	Par Amount*	Cost	Fair Value (1)
Unfunded Revolver Obligations—(0.4)%
Avaya, Inc., L+275 Funded, 0.50% Unfunded, 10/26/16 (8)	Telecommunications	$36,785	$(5,203)	$(3,035)
BMC Software Inc., L+400 Funded, 0.50% Unfunded, 9/10/18 (8)	Business Services	30,760	(3,243)	(2,307)
Confie Seguros Holding II Co., L+450 P+350 Funded, 0.50% Unfunded, 12/10/18 (8)	Insurance	3,627	(450)	(326)
Laureate Education, Inc., L+375, Funded, 0.625% Unfunded, 6/16/16 (8) ‡	Education	28,880	(2,888)	(2,599)
Reichhold Holdings International B.V., L+600 Funded, 1.50% Unfunded, 12/19/16 ‡	Chemicals	12,500	—	—
Salix Pharmaceuticals, Ltd., L+300 Funded, 0.50% Unfunded, 1/2/19 ‡ (8)	Healthcare	25,000	(1,923)	(125)
UniTek Global Services Inc., L+925 Funded, 2.00% Unfunded, 4/15/16	Telecommunications	18,052	—	—
Total Unfunded Revolver Obligations			$(13,707)	$(8,392)

Letters of Credit— (0.0)%
Confie Seguros Holding II Co., 4.50%, 10/27/14 (8)	Insurance	$600	$—	$(54)
Confie Seguros Holding II Co., 4.50%, 1/13/15 (8)	Insurance	33	—	(3)
UniTek Global Services Inc., 9.25%, 3/26/15	Telecommunications	3,000	—	—
UniTek Global Services Inc., 9.25%, 3/18/15	Telecommunications	1,000	—	—
UniTek Global Services Inc., 9.25%, 3/18/15	Telecommunications	2,700	—	—
UniTek Global Services Inc., 9.25%, 12/15/14	Telecommunications	5,446	—	—
Total Letters of Credit			$—	$(57)

2nd Lien Secured Debt—47.9%
Active Network, Inc., L+850, 11/15/21	Business Services	$25,000	$24,879	$25,344
Applied Systems, Inc., L+650, 1/24/22	Business Services	9,110	9,043	9,281
Aptean, Inc., L+750, 2/26/21	Business Services	11,322	11,153	11,478
Armor Holdings, Inc. (American Stock Transfer and Trust Company), L+900, 12/26/20	Financial Services	8,000	7,851	8,000
Asurion Corporation, L+750, 3/3/21	Insurance	90,400	89,050	93,413
Bennu Oil & Gas, LLC, L+900, 11/1/18	Oil and Gas	8,999	8,927	9,123
BJ's Wholesale Club, Inc, L+750, 3/26/20	Retail	20,000	19,904	20,537
Brock Holdings III, Inc., L+825, 3/16/18	Environmental Services	19,500	19,245	19,805
Confie Seguros Holding II Co., L+900, 5/8/19	Insurance	27,344	27,096	27,566
Consolidated Precision Products Corp., L+775, 4/30/21	Aerospace and Defense	8,940	8,897	9,096
Del Monte Foods Co, L+725, 8/18/21	Beverage, Food, and Tobacco	12,140	12,019	12,110
Deltek, Inc., L+875, 10/10/19	Business Services	27,273	27,023	27,887
Elements Behavioral Health, Inc., L+825, 2/11/20	Healthcare	9,500	9,407	9,500
Flexera Software LLC, L+700, 4/2/21	Business Services	7,000	6,965	7,053
Garden Fresh Restaurant Corp., L+575 PIK, 1/1/19 †	Restaurants	7,661	5,618	5,210
Garden Fresh Restaurant Corp., L+1300 PIK, 1/1/19 †	Restaurants	34,513	32,326	30,716

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (continued) March 31, 2014 (in thousands)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—134.1%	Industry	Par Amount*	Cost	Fair Value (1)
2nd Lien Secured Debt—47.9% (continued)
GCA Services Group, Inc., L+800, 11/1/20	Diversified Service	$22,838	$22,940	$23,194
Grocery Outlet Inc., L+925, 6/17/19	Grocery	8,674	8,526	8,847
HD Vest Inc., L+800, 6/18/19 ‡	Financial Services	9,396	9,290	9,302
Healogics, Inc., L+800, 2/5/20	Healthcare	10,000	10,109	10,242
IMG Worldwide, Inc., L+725, 3/21/22	Leisure	2,167	2,145	2,199
Insight Pharmaceuticals, LLC., L+1175, 8/25/17	Consumer Products	15,448	15,243	15,139
Kronos, Inc., L+850, 4/30/20	Business Services	92,516	91,531	96,332
Landslide Holdings, Inc., L+725, 2/25/21	Business Services	5,630	5,588	5,672
Learfield Communications, Inc, L+775, 10/8/21	Media	15,000	14,856	15,375
Miller Energy Resources, Inc., L+975, 2/3/18 ‡	Oil and Gas	87,500	85,804	85,750
Ranpak Corp., L+725, 4/23/20	Packaging	22,000	21,802	22,522
River Cree Enterprises LP, 11.00%, 1/20/21 t‡	Hotels, Motels, Inns and Gaming	CAD 33,000	31,110	31,767
SESAC Holdco II LLC, L+875, 4/9/14	Broadcasting & Entertainment	$10,750	10,758	10,978
Sprint Industrial Holdings, LLC, L+1000, 11/14/19	Containers, Packaging, and Glass	14,163	13,928	14,305
SquareTwo Financial Corp. (Collect America, Ltd.), 11.625%, 4/1/17 ‡	Financial Services	61,079	59,929	61,690
Stadium Management Corp, L+825, 2/27/21	Business Services	19,900	19,900	20,348
Tectum Holdings, Inc, L+800/P+700, 3/12/19	Auto Sector	17,670	17,582	17,626
Transfirst Holdings Inc., L+650, 6/27/18	Financial Services	59,750	59,601	60,422
TriMark USA, LLC, L+900, 8/12/19	Distribution	27,000	26,470	27,338
U.S. Renal Care, Inc., L+900, 1/3/20 †	Healthcare	11,927	11,980	12,195
U.S. Renal Care, Inc., L+750, 7/3/20 †	Healthcare	12,120	11,930	12,325
Velocity Technology Solutions, Inc., L+775, 9/28/20	Business Services	16,500	16,170	16,170
Vertafore, Inc., L+825, 10/27/17	Business Services	50,436	50,167	51,397
Walter Energy Inc., 11.00%, 4/1/20 t‡	Mining	27,798	26,308	25,192
Total 2nd Lien Secured Debt			$963,070	$982,446
TOTAL SECURED DEBT			$1,604,743	$1,641,515

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (continued) March 31, 2014 (in thousands)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—134.1%	Industry	Par Amount*	Cost	Fair Value (1)
UNSECURED DEBT—45.9%
Altegrity, Inc., 0.00%, 8/2/16 †	Diversified Service	$3,545	$2,664	$957
Altegrity, Inc., 12.00%, 11/1/15 t†	Diversified Service	14,667	14,667	13,567
American Energy - Utica LLC, 3.50%, 3/1/21 t	Oil and Gas	10,868	10,868	11,031
American Tire Distributors, Inc., 11.50%, 6/1/18 t†	Distribution	25,000	25,000	25,700
American Tire Distributors, Inc., 11.50%, 6/1/18 †	Distribution	40,000	39,321	41,120
Artsonig Pty Ltd, 11.50%, 4/1/19 t‡	Transportation	20,000	19,701	20,025
BCA Osprey II Limited (British Car Auctions), 12.50% PIK, 8/17/17 †‡	Transportation	£20,948	33,173	36,058
BCA Osprey II Limited (British Car Auctions), 12.50% PIK, 8/17/17 †‡	Transportation	€12,721	17,489	18,102
Ceridian Corp., 12.25% Cash or 13.00% PIK, 11/15/15 †	Diversified Service	$14,420	14,420	14,562
Ceridian Corp., 11.25%, 11/15/15 †	Diversified Service	35,800	35,800	36,154
Ceridian Corp., 11.00%, 3/15/21 t†	Diversified Service	34,000	34,000	39,335
CRC Health Corp., 10.75%, 2/1/16	Healthcare	13,000	13,079	13,077
Delta Educational Systems, Inc., 16.00% (10.00% Cash/ 6.00% PIK), 5/12/17	Education	21,684	21,353	20,708
Denver Parent Corp. (Venoco), 12.25%, 8/15/18 t	Oil and Gas	15,000	14,633	15,150
Energy & Exploration Partners, Inc., 15.00%, 4/8/18 †	Oil and Gas	25,000	22,410	23,750
Energy & Exploration Partners, Inc., 15.00%, 12/12/18 †	Oil and Gas	4,464	4,263	4,241
Energy & Exploration Partners, Inc., 15.00%, 12/12/18 †	Oil and Gas	2,679	2,469	2,545
Energy & Exploration Partners, Inc., 15.00%, 3/27/19 †	Oil and Gas	8,036	7,650	7,634
Exova Limited, 10.50%, 5/20/14 t†‡	Business Services	£18,000	28,165	33,010
Exova Limited, 10.50%, 5/20/14 †‡	Business Services	4,655	6,606	8,537
First Data Corp., 11.25%, 1/15/21 †	Financial Services	$67,000	66,977	76,548
First Data Corp., 10.625%, 6/15/21 †	Financial Services	10,000	10,000	11,288
First Data Corp., 12.625%, 1/15/21 †	Financial Services	5,000	5,641	5,963
inVentiv Health, Inc., 11.00%, 8/15/18 t	Healthcare	106,500	106,500	98,646
My Alarm Center, LLC, 16.25% (12.00% Cash / 4.25%PIK), 7/9/18	Business Services	4,101	4,101	4,101
Niacet Corporation, 13.00%, 8/28/18	Chemicals	12,500	12,500	12,625
PetroBakken Energy Ltd., 8.625%, 2/1/20 t‡	Oil and Gas	44,082	44,390	44,206
Prospect Holding Co LLC, 10.25%, 10/1/18 t	Financial Services	20,000	19,106	19,450
Radio One Inc, 9.25%, 2/15/20 t‡	Broadcasting & Entertainment	14,804	14,804	15,778
Symbion Inc., 11.00%, 8/23/15	Healthcare	8,488	8,501	8,538
Tervita Corporation, 10.875%, 2/15/18 t‡	Environmental Services	22,438	21,739	22,662
U.S. Security Associates Holdings, Inc., 11.00%, 7/28/18	Business Services	135,000	135,000	139,590
Univar Inc., 10.50%, 6/30/18	Distribution	20,000	20,000	19,960
Varietal Distribution, 10.75%, 6/30/17 t†	Distribution	€11,574	15,092	16,111
Varietal Distribution, 10.75%, 6/30/17 t†	Distribution	$22,204	21,908	22,426
Venoco, Inc., 8.875%, 2/15/19	Oil and Gas	38,050	38,463	38,573
TOTAL UNSECURED DEBT			$912,453	$941,728
TOTAL CORPORATE DEBT			$2,517,196	$2,583,243

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (continued) March 31, 2014 (in thousands)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—134.1%	Industry	Par Amount*	Cost	Fair Value (1)
STRUCTURED PRODUCTS AND OTHER—3.9%
Craft 2013-1,Credit Linked Note, L+925, 4/17/22 ‡	Diversified Investment Vehicle	$20,000	$20,000	$19,802
Dark Castle Holdings, LLC	Media	25,302	2,094	3,077
JP Morgan Chase & Co, Credit-Linked Note, L+1225, 12/20/21 ‡	Diversified Investment Vehicle	43,250	43,010	42,935
Renaissance Umiat, LLC, ACES, Tax Receivable ****‡	Oil and Gas	—	7,153	7,799
Renaissance Umiat, LLC, ACES, Tax Receivable ****‡	Oil and Gas	—	6,351	6,391
TOTAL STRUCTURED PRODUCTS AND OTHER			$78,608	$80,004

PREFERRED EQUITY—2.0%		Shares
CA Holding, Inc. (Collect America, Ltd.) Series A **‡	Financial Services	7,961	$788	$1,592
Crowley Holdings, Series A, 12.00% (10.00% Cash / 2.00% PIK)	Cargo Transport	22,500	22,623	22,620
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 13.50% PIK***	Education	12,360	27,685	13,802
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 12.50% PIK ***	Education	332,500	6,863	—
Varietal Distribution Holdings, LLC, Class A, 8.00% PIK	Distribution	3,097	5,288	3,275
TOTAL PREFERRED EQUITY			$63,247	$41,289

EQUITY—2.3%
Common Equity/Interests—1.8%
Accelerate Parent Corp. (American Tire Distributors) **	Distribution	3,225,514	$3,276	$4,710
AHC Mezzanine, LLC (Advanstar) **	Media	25,016	1,063	350
Altegrity Holding Corp. **	Diversified Service	353,399	13,797	—
CA Holding, Inc. (Collect America, Ltd.), Series A **‡	Financial Services	25,000	2,500	1,380
CA Holding, Inc. (Collect America, Ltd.), Series AA **‡	Financial Services	4,294	430	859
Caza Petroleum Inc., Net Profits Interest **	Oil and Gas	—	940	946
Caza Petroleum Inc., Overriding Royalty Interest **	Oil and Gas	—	265	228
Clothesline Holdings, Inc. (Angelica Corporation) **	Healthcare	6,000	6,000	3,282
Explorer Coinvest, LLC (Booz Allen) **‡	Business Services	340	2,603	6,958
Garden Fresh Restaurant Holdings, LLC. **	Restaurants	50,000	5,000	138
Gryphon Colleges Corp. (Delta Educational Systems, Inc.) **	Education	17,500	175	—
GS Prysmian Co-Invest L.P. (Prysmian Cables & Systems), Limited Partnership **‡(2)(3)	Manufacturing	—	—	17
JV Note Holdco, LLC (DSI Renal Inc.) **	Healthcare	9,303	85	—
Pelican Energy, LLC, Net Profit Interest **‡	Oil and Gas	696,656	697	477
RC Coinvestment, LLC (Ranpak Corp.) **	Packaging	50,000	5,000	7,674
Sorenson Communications Holdings, LLC, Class A **	Consumer Products	454,828	45	61
Univar Inc. **	Distribution	900,000	9,000	9,680
Varietal Distribution Holdings, LLC Class A **	Distribution	28,028	28	—
Total Common Equity/Interests			$50,904	$36,760

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (continued) March 31, 2014 (in thousands, except warrants)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—134.1%	Industry	Warrants	Cost	Fair Value (1)
Warrants—0.5%
CA Holding, Inc. (Collect America, Ltd.), Common Stock Warrants **‡	Financial Services	7,961	$8	$—
Energy & Exploration Partners, Inc., Common Stock Warrants**	Oil and Gas	60,778	2,374	1,829
Fidji Luxco (BC) S.C.A., Common Stock Warrants **‡(2)	Electronics	18,113	182	5,069
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Common Stock Warrants**	Education	9,820	98	—
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Class A-1 Preferred Stock Warrants**	Education	45,947	459	—
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Class B-1 Preferred Stock Warrants**	Education	104,314	1,043	—
Osage Exploration & Development, Inc., Common Stock Warrants **‡	Oil and Gas	1,496,843	—	1,398
Spotted Hawk Development LLC, Common Stock Warrants **‡	Oil and Gas	54,545	852	2,304
Total Warrants			$5,016	$10,600
TOTAL EQUITY			$55,920	$47,360
Total Investments in Non-Controlled/ Non-Affiliated Investments			$2,714,971	$2,751,896

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (continued) March 31, 2014 (in thousands, except shares and warrants)

INVESTMENTS IN NON-CONTROLLED/AFFILIATED INVESTMENTS—7.0%(4)	Industry	Par Amount*	Cost	Fair Value (1)
CORPORATE DEBT—0.7%
SECURED DEBT—0.7%
1st Lien Secured Debt—0.7%
Aventine Renewable Energy Holdings, Inc., 15.00% (12.00% Cash/3.00% PIK), 9/23/16 †	Chemicals	$2,737	$2,621	$2,405
Aventine Renewable Energy Holdings, Inc., 10.50% Cash or 15.00% PIK, 9/22/17 †	Chemicals	14,068	16,391	8,884
Aventine Renewable Energy Holdings, Inc., 25.00% PIK, 9/24/16 †	Chemicals	3,769	3,769	3,769
Total 1st Lien Secured Debt			$22,781	$15,058
TOTAL SECURED DEBT			$22,781	$15,058
TOTAL CORPORATE DEBT			$22,781	$15,058

STRUCTURED PRODUCTS and OTHER—6.3%
Golden Hill CLO I, LLC, Equity ‡¢	Diversified Investment Vehicle	$1,097	$1,631	$1,097
Highbridge Loan Management 3-2014, Ltd, Class D Notes L+500, 1/18/25†‡¢	Diversified Investment Vehicle	5,000	4,638	4,680
Highbridge Loan Management 3-2014, Ltd., Class E Notes L+600, 1/18/25 †‡¢	Diversified Investment Vehicle	2,485	2,263	2,314
Highbridge Loan Management 3-2014, Ltd., Subordinated Notes, 1/18/25†‡¢	Diversified Investment Vehicle	8,163	7,527	7,278
Jamestown CLO I LTD, Subordinated Notes, 11/5/24 ‡¢	Diversified Investment Vehicle	4,325	3,553	3,828
MCF CLO I LLC, Class E Notes, L+575, 4/20/23 ‡¢	Diversified Investment Vehicle	13,000	12,330	12,357
MCF CLO I LLC, Membership Interests ‡¢	Diversified Investment Vehicle	38,918	37,560	40,391
MCF CLO III LLC, Class E Notes L+445, 1/20/24 †‡¢	Diversified Investment Vehicle	12,750	11,349	11,325
MCF CLO III LLC, Membership Interests, 1/20/24 ‡¢	Diversified Investment Vehicle	41,900	39,183	38,266
Slater Mill Loan Fund LP, LP Certificates ‡¢	Diversified Investment Vehicle	8,375	6,222	7,361
TOTAL STRUCTURED PRODUCTS AND OTHER			$126,256	$128,897

EQUITY—0.0%
Common Equity/Interests—0.0%		Shares
Aventine Renewable Energy Holdings, Inc. **	Chemicals	262,036	$688	$99
Total Common Equity/Interests			$688	$99

Warrants—0.0%		Warrants
Aventine Renewable Energy Holdings, Inc., Common Stock Warrants **	Chemicals	1,521,193	$3,996	$574
Total Warrants			$3,996	$574
TOTAL EQUITY			$4,684	$673
Total Investments in Non-Controlled/Affiliated Investments			$153,721	$144,628

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (continued) March 31, 2014 (in thousands, except shares)

INVESTMENTS IN CONTROLLED INVESTMENTS—28.4%(5)	Industry	Par Amount*	Cost	Fair Value (1)
CORPORATE DEBT—14.3%
SECURED DEBT—14.3%
1st Lien Secured Debt—13.8%
Merx Aviation Finance Holdings II, LLC, (Revolver) 12.00% Funded, 0.00% Unfunded, 10/31/18	Aviation	$282,334	$282,334	$282,334
Total 1st Lien Secured Debt			$282,334	$282,334

Unfunded Revolver Obligation—0.0%
Merx Aviation Finance Holdings II, LLC, 12.00% Funded, 0.00% Unfunded, 10/31/18	Aviation	114,066	$—	$—
Total Unfunded Revolver Obligation			$—	$—

Letters of Credit—0.0%
Merx Aviation Finance Holdings II, LLC, Letter of Credit, 2.25%, 9/30/14	Aviation	1,800	$—	$—
Merx Aviation Finance Holdings II, LLC, Letter of Credit, 2.25%, 9/30/14	Aviation	1,800	—	—
Total Letters of Credit			$—	$—

2nd Lien Secured Debt—0.5%
LVI Parent Corp. (LVI Services, Inc.), 12.50%, 4/20/14	Environmental Services	10,000	$10,013	$10,200
Total 2nd Lien Secured Debt			$10,013	$10,200
TOTAL SECURED DEBT			$292,347	$292,534
TOTAL CORPORATE DEBT			$292,347	$292,534

PREFERRED EQUITY—2.5%		Shares
Playpower Holdings, Inc., Series A Preferred, 14.00% PIK, 11/15/20	Leisure	49,178	$51,773	$51,773
TOTAL PREFFERED EQUITY			$51,773	$51,773

EQUITY—11.6%
Common Equity/Interests—11.6%
Generation Brands Holdings, Inc., Basic **	Home and Office Furnishings and Durable Consumer Products	9,007	$—	$1,615
Generation Brands Holdings, Inc., Series H **	Home and Office Furnishings and Durable Consumer Products	7,500	2,297	1,345
Generation Brands Holdings, Inc., Series 2L **	Home and Office Furnishings and Durable Consumer Products	36,700	11,242	6,582
LVI Services, Inc. **	Environmental Services	14,981	16,097	34,020
Merx Aviation Finance Holdings II, LLC, Partnership Interest **	Aviation	—	138,582	140,465
Playpower Holdings, Inc. **	Leisure	1,000	77,722	53,813
Total Common Equity/Interests			$245,940	$237,840
TOTAL EQUITY			$245,940	$237,840
Total Investments in Controlled Investments			$590,060	$582,147
Total Investments—169.5%(6)(7)			$3,458,752	$3,478,671
Liabilities in Excess of Other Assets—(69.5)%				$(1,427,060)
Net Assets—100.0%				$2,051,611

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (continued)
March 31, 2014
(in thousands)
______________________

(1)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see note 2).

(2)	GS Prysmian Co-Invest L.P. and Fidji Luxco (BC) S.C.A. are EUR denominated investments.

(3)	The Company is the sole Limited Partner in GS Prysmian Co-Invest L.P.

(4)
Denotes investments in which we are an “Affiliated Person”, as defined in the 1940 Act, due to owning or holding the power to vote 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of March 31, 2013 and March 31, 2014 along with transactions during the fiscal year ended March 31, 2014 in these Affiliated investments are as follows:

Name of Issue	Fair Value at March 31, 2013	Gross Additions (Cost) ●	Gross Reductions (Cost) ■	Change in Unrealized Gain (Loss)	Fair Value at March 31, 2014	Net Realized Gain (Loss)	Interest/Dividend/ Other Income
Aventine Renewable Energy Holdings, Inc., 15.00% (12.00% Cash/3.00% PIK), 9/23/16 †	$3,866	$85	$(1,314)	$(232)	$2,405	$—	$607
Aventine Renewable Energy Holdings, Inc., 10.50% Cash or 15.00% PIK, 9/22/17 †	9,682	1,965	(1,581)	(1,182)	8,884	—	370
Aventine Renewable Energy Holdings, Inc., 25.00% PIK, 9/24/16 †	N/A	5,347	(1,578)	—	3,769	—	1,044
Aventine Renewable Energy Holdings, Inc., Common Stock **	2,347	—	(3,996)	1,748	99	—	—
Aventine Renewable Energy Holdings, Inc., Common Stock Warrants **	N/A	3,996	—	(3,422)	574	—	—
Golden Hill CLO I, LLC, Equity ‡¢	N/A	1,631	—	(534)	1,097	—	—
Highbridge Loan Management 3-2014, Ltd, Class D Notes L+500, 1/18/25†‡¢	N/A	4,638	—	42	4,680	—	49
Highbridge Loan Management 3-2014, Ltd., Class E Notes L+600, 1/18/25 †‡¢	N/A	2,264	—	50	2,314	—	29
Highbridge Loan Management 3-2014, Ltd., Subordinated Notes, 1/18/25†‡¢	N/A	7,527	—	(249)	7,278	—	96
Highbridge Loan, Ltd., Preference Shares‡¢	6,174	6,655	(12,829)	—	—	—	1,876
Jamestown CLO I LTD, Class C L+400, 11/5/24 †‡¢	1,109	3	(1,027)	(85)	—	71	30
Jamestown CLO I LTD, Class D L+550, 11/5/24 †‡¢	3,537	13	(3,386)	(164)	—	250	139
Jamestown CLO I LTD, Subordinated Notes, 11/5/24 ‡¢	13,568	—	(10,501)	761	3,828	1,757	1,473
Kirkwood Fund II LLC, Common Interest ‡¢	43,144	—	(41,067)	(2,077)	—	—	5,923
MCF CLO I LLC, Class E Notes, L+575, 4/20/23 ‡¢	12,273	52	—	32	12,357	—	854
MCF CLO I LLC, Membership Interests ‡¢	38,918	—	(1,359)	2,832	40,391	—	8,108
MCF CLO III LLC, Class E Notes L+445, 1/20/24 †‡¢	N/A	11,349	—	(24)	11,325	—	165
MCF CLO III LLC, Membership Interests, 1/20/24 ‡¢	N/A	39,183	—	(917)	38,266	—	1,166
Slater Mill Loan Fund LP, LP Certificates ‡¢	6,951	—	(896)	1,306	7,361	—	1,088
	$141,569	$84,708	$(79,534)	$(2,115)	$144,628	$2,078	$23,017
______________
● Gross additions includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
■ Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the amortization of premiums, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
As of March 31, 2014, the Company has a 13%, 26%, 100%, 9%, 97%, 98%, and 26% equity ownership interest in Aventine Renewable Energy Holdings, Inc., Highbridge Loan Management, Ltd, Golden Hill CLO I, LLC, Jamestown CLO I LTD, MCF CLO I LLC, MCF CLO III LLC, and Slater Mill Loan Fund LP, respectively. Investments that the Company owns greater than 25% of the equity and are shown in “Non-Controlled/Affiliated” have governing documents that preclude the Company from controlling management of the entity and therefore the Company disclaims that the entity is a controlled affiliate.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (continued)
March 31, 2014
(in thousands)

(5)
Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Fair value as of March 31, 2013 and March 31, 2014 along with transactions during the fiscal year ended March 31, 2014 in these Controlled investments are as follows:

Name of Issue	Fair Value at March 31, 2013	Gross Additions (Cost) ●	Gross Reductions (Cost) ■	Change in Unrealized Gain (Loss)	Fair Value at March 31, 2014	Net Realized Gain (Loss)	Interest/Dividend/ Other Income
AIC Credit Opportunity Fund, LLC Common Equity **	$50,696	$20,387	$(68,489)	$(2,594)	$—	$(2,338)	$2,306
Generation Brands Holdings, Inc., Basic **	432	—	—	1,183	1,615	—	—
Generation Brands Holdings, Inc., Series H **	360	—	—	985	1,345	—	—
Generation Brands Holdings, Inc., Series 2L **	1,760	—	—	4,822	6,582	—	—
Grand Prix Holdings, LLC. Series A Preferred Interests, 12.00% PIK	N/A	N/A	N/A	N/A	N/A	99	—
LVI Parent Corp. (LVI Services, Inc.), 12.50%, 4/20/14	10,000	198	—	2	10,200	—	1,448
LVI Services, Inc., Common Stock **	30,575	—	—	3,445	34,020	—	153
Merx Aviation Finance Holdings, LLC, 12.00%, 1/9/21	92,000	—	(92,000)	—	—	—	6,761
Merx Aviation Finance Holdings, LLC, 12.00%, 2/1/21	5,303	—	(5,303)	—	—	—	392
Merx Aviation Finance Holdings, LLC, 12.00%, 3/28/21	4,684	—	(4,684)	—	—	—	347
Merx Aviation Finance Holdings, LLC, 12.00%, 6/25/21	N/A	13,500	(13,500)	—	—	—	621
Merx Aviation Finance Holdings, LLC, 12.00%, 7/25/21	N/A	14,600	(14,600)	—	—	—	286
Merx Aviation Finance Holdings, LLC, 12.00%, 8/19/21	N/A	4,000	(4,000)	—	—	—	124
Merx Aviation Finance Holdings, LLC, 12.00%, 9/12/21	N/A	4,600	(4,600)	—	—	—	80
Merx Aviation Finance Holdings, LLC, 12.00%, 10/28/21	N/A	31,150	(31,150)	—	—	—	154
Merx Aviation Finance Holdings II, LLC, (Revolver) 12.00% Funded, 0.00% Unfunded, 10/31/18	N/A	282,334	—	—	282,334	—	9,205
Merx Aviation Finance Holdings II, LLC, Partnership Interest **	33,820	107,120	(2,358)	1,883	140,465	—	—
Playpower Holdings, Inc., 14.00% PIK, 12/15/15 †	24,173	2,293	(27,577)	1,111	—	442	2,271
Playpower, Inc., 12.50% PIK, 12/31/15 †	18,458	1,713	(20,550)	379	—	870	1,686
Playpower Holdings, Inc., Series A Preferred, 14.00% PIK, 11/15/20	N/A	51,773	—	—	51,773	—	3,303
Playpower Holdings, Inc. , Common Stock**	38,157	—	—	15,656	53,813	—	—
	$310,418	$533,668	$(288,811)	$26,872	$582,147	$(927)	$29,137
______________
● Gross additions includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the accretions of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
■ Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the amortization of premiums, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
As of March 31, 2014, the Company has a 28%, 33%, 100%, and 100% equity ownership interest in Generation Brands Holdings, Inc., LVI Parent Corp., Merx Aviation Finance Holdings II, LLC, and Playpower Holdings, Inc., respectively.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (continued)
March 31, 2014
(in thousands)

(6)
Aggregate gross unrealized gain for federal income tax purposes is $124,819; aggregate gross unrealized loss for federal income tax purposes is $154,176. Net unrealized loss is $29,357 based on a tax cost of $3,508,028.

(7)
Substantially all securities are pledged as collateral to our multicurrency revolving credit facility (the “Facility”). As such these securities are not available as collateral to our general creditors.

(8)	The negative fair value is the result of the unfunded commitment/letter of credit being valued below par.

t
These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.

*	Denominated in USD unless otherwise noted, Euro (“€”), British Pound (“£”), and Canadian Dollar (“CAD”).

**	Non-income producing security

***	Non-accrual status (see note 2)

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

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (continued)
 March 31, 2014

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2014
Business Services	14.6%
Aviation	12.2%
Oil and Gas	11.8%
Financial Services	7.4%
Healthcare	6.6%
Diversified Investment Vehicle	5.5%
Distribution	4.9%
Chemicals	4.2%
Diversified Service	3.7%
Insurance	3.5%
Leisure	3.1%
Environmental Services	2.5%
Transportation	2.1%
Mining	1.8%
Containers, Packaging, and Glass	1.6%
Telecommunications	1.5%
Energy	1.3%
Media	1.3%
Buildings and Real Estate	1.2%
Education	1.1%
Restaurants	1.0%
Diversified Natural Resources, Precious Metals and Minerals	1.0%
Hotels, Motels, Inns and Gaming	0.9%
Packaging	0.9%
Broadcasting & Entertainment	0.8%
Retail	0.7%
Cargo Transport	0.6%
Auto Sector	0.5%
Consumer Products	0.4%
Beverage, Food, and Tobacco	0.3%
Home and Office Furnishings and Durable Consumer Products	0.3%
Aerospace and Defense	0.3%
Grocery	0.2%
Electronics	0.2%
Manufacturing	—%
Total Investments	100.0%

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2013
(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON- AFFILIATED INVESTMENTS — 143.0%	Industry	Par Amount*	Cost	Fair Value (1)
CORPORATE DEBT—137.9%
SECURED DEBT—68.0%
1st Lien Secured Debt—21.4%
Amaya Gaming Group, Inc., L+775, 11/5/15	Hotels, Motels, Inns and Gaming	$14,813	$14,617	$14,813
ATI Acquisition Company, P+1400 (P+10.00% Cash/4.00% PIK), 6/30/12 *** †	Education	4,676	3,895	500
ATI Acquisition Company, P+900 (P+5.00% Cash/4.00% PIK), 12/30/14 *** †	Education	15,491	12,596	—
Aveta, Inc., L+825, 12/12/17	Healthcare	69,594	67,607	69,985
Dark Castle Holdings, LLC, L+225, 3/25/13	Media	34,777	11,061	13,260
Delta Educational Systems, Inc., 16.00% (8.00% Cash/8.00% PIK), 12/11/16	Education	5,018	5,018	5,018
Endeavour International, 12.00%, 3/1/18 ‡	Oil and Gas	14,993	14,471	14,421
Evergreen Tank Solutions, Inc., L+800, 9/28/18	Containers, Packaging, and Glass	31,600	31,004	31,580
Garden Fresh Restaurant Corp., L+525 (L+475 Cash/0.50% PIK), 6/11/13 †	Restaurants	2,503	2,503	2,503
Garden Fresh Restaurant Corp., L+625 (L+575 Cash/0.50% PIK), 6/11/13 †	Restaurants	2,503	2,481	2,503
Miller Energy Resources, Inc., 18.00% (15.00% Cash/3.00% PIK Option), 6/29/17	Oil and Gas	45,307	45,307	45,307
Molycorp Inc., 10.00%, 6/1/20 ‡	Diversified Natural Resources, Precious Metals &Minerals	5,158	4,990	5,123
Nara Cable Funding Limited, 8.875%, 12/1/18 t‡	Broadcasting & Entertainment	6,284	5,424	6,497
Osage Exploration & Development, Inc., L+1500, 4/27/15 ‡	Oil and Gas	7,000	6,872	7,000
Panda Sherman Power, LLC, L+750, 9/14/18	Energy	15,000	14,790	15,338
Panda Temple Power, LLC, L+1000, 7/18/18	Energy	25,500	25,031	26,233
Pelican Energy, LLC, 10.00% (7.00% Cash/3.00% PIK), 12/31/18 ‡	Oil and Gas	8,371	8,176	8,539
Penton Media, Inc., L+400 (L+300 Cash/2.00% PIK), 8/1/14	Printing &Publishing	29,923	27,404	28,876
Spotted Hawk Development LLC, 14.00% (13.00% Cash/1.00% PIK), 6/30/16 ‡	Oil and Gas	24,003	23,200	22,983
Sunrun Solar Owner IX, LLC, 9.079%, 12/31/24	Energy	1,103	1,053	1,103
Texas Competitive Electric Holdings, 11.50%, 10/1/20 t .	Utilities	50,000	49,693	37,656
Total 1st Lien Secured Debt			$377,193	$359,238

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (continued)
March 31, 2013
(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—143.0%	Industry	Par Amount*	Cost	Fair Value (1)
2nd Lien Secured Debt—46.6%
AI Chem & Cy US AcquiCo, Inc. (Monarch) L+700, 3/20/20 ‡×	Chemicals	$10,000	$9,950	$10,263
Allied Security Holdings, LLC, L+825, 2/2/18	Business Services	31,000	30,764	31,194
Ardent Medical Services, Inc, L+950, 7/2/19	Healthcare	20,000	19,515	20,500
Avaya Inc., 10.5%, 3/1/21 t.	Telecommunications	16,577	15,835	15,824
Brock Holdings III, Inc., L+825, 3/16/18	Environmental & Facilities Services	27,000	26,579	27,439
Cengage Learning Acquisitions Inc., 12.00%, 6/30/19 ***	Education	69,597	59,918	15,659
Clean Earth, Inc., 13.00%, 8/1/14	Environmental Services	25,000	25,000	25,000
Confie Seguros II, L+900, 5/8/19	Insurance	15,000	14,711	15,375
EZE Software Group LLC, L+750 3/14/21 ×	Business Services	6,132	6,071	6,270
Garden Fresh Restaurant Corp., L+1175 (L+975 Cash/2.00% PIK), 12/11/13	Restaurants	47,075	47,790	32,952
GCA Services Group, Inc., L+800, 10/31/20	Diversified Service	19,547	19,358	19,596
Grocery Outlet Inc., L+925, 6/17/19	Grocery	10,500	10,296	10,539
Healogics Inc., L+800, 2/5/20	Healthcare	5,000	4,951	5,181
Insight Pharmaceuticals, LLC., L+1175, 8/25/17	Consumer Products	15,448	15,199	15,603
IPC Systems, Inc., L+525, 5/31/15	Telecommunications	44,250	42,752	39,604
Kronos, Inc., L+850, 4/26/20	Business Services	56,358	55,269	59,035
Ozburn-Hessey Holding Company LLC, L+950, 10/11/16	Transportation	25,333	25,309	24,320
PH Holdings LLC, 9.75%, 12/31/17	Homebuilding	20,000	19,631	20,800
Ranpak Corp., L+750, 10/20/17 †	Packaging	85,000	85,000	85,000
Ranpak Corp., E+775, 10/20/17 †	Packaging	€40,000	58,042	51,364
Sedgwick Holdings, Inc., L+750, 5/28/17	Business Services	$15,225	15,072	15,453
SESAC International LLC, L+875, 8/8/19	Broadcasting & Entertainment	4,500	4,433	4,613
Smart & Final Stores LLC, L+925, 11/8/20	Grocery	17,260	16,756	17,929
SquareTwo Financial Corp. (Collect America, Ltd.), 11.625%, 4/1/17 ‡	Financial Services	51,079	49,432	52,037
TransFirst Holdings Inc., L+975, 6/27/18	Financial Services	61,250	59,476	62,858
U.S. Renal Care, Inc., L+900, 1/3/20	Healthcare	4,910	4,818	5,008
Valerus Compression Services, LP, 11.50%, 3/26/18	Manufacturing	40,000	40,000	41,200
Vertafore, Inc., L+825, 10/29/17	Business Services	49,260	48,901	50,615
Total 2nd Lien Secured Debt			$830,828	$781,231
TOTAL SECURED DEBT			$1,208,021	$1,140,469

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (continued)
March 31, 2013
(in thousands)

INVESTMENTS IN NON-CONTROLLED/NON- AFFILIATED INVESTMENTS — 143.0%	Industry	Par Amount*	Cost	Fair Value (1)
UNSECURED DEBT—69.9%
Advantage Sales & Marketing, Inc., 13.00%, 12/31/18	Grocery	$25,000	$25,000	$25,000
Altegrity, Inc., 0.00%, 8/2/16 t†	Diversified Service	3,545	2,358	1,524
Altegrity, Inc., 11.75%, 5/1/16 t†	Diversified Service	14,639	11,885	10,394
Altegrity, Inc., 12.00%, 11/1/15 t†	Diversified Service	100,000	100,000	89,000
American Tire Distributors, Inc., 11.50%, 6/1/18 t.	Distribution	25,000	25,000	26,300
Angelica Corporation, 15.00% (12.00% Cash/3.00% PIK), 10/15/16	Healthcare	46,284	46,284	47,210
ATI Acquisition Company, P+1400 (P+10.00% Cash/4.00% PIK), 12/30/15 ***	Education	45,153	37,867	—
BCA Osprey II Limited (British Car Auctions), 12.50% PIK, 8/17/17 ‡	Transportation	£25,609	40,643	36,359
BCA Osprey II Limited (British Car Auctions), 12.50% PIK, 8/17/17 ‡	Transportation	€15,528	21,507	18,643
Ceridian Corp., 12.25% Cash or 13.00% PIK, 11/15/15 †	Diversified Service	$80,950	80,892	83,803
Ceridian Corp., 11.25%, 11/15/15 †	Diversified Service	35,800	35,812	37,023
Ceridian Corp., 11.00%, 3/15/21 t†	Diversified Service	67,500	67,500	72,731
Delta Educational Systems, Inc., 16.00% (10.00% Cash/6.00% PIK), 5/12/17	Education	20,430	20,024	19,143
Denver Parent (Venoco, Inc.), 18.00%, 10/3/15 t.	Oil and Gas	20,000	20,000	23,400
Exova Limited, 10.50%, 10/15/18 t ‡ †	Business Services	£10,000	16,013	16,627
Exova Limited, 10.50%, 10/15/18 ‡ †	Business Services	£12,655	17,116	21,041
First Data Corporation, 11.25%, 1/15/21 t †	Financial Services	$67,000	66,975	69,868
First Data Corporation, 10.625% 6/15/21 †×	Financial Services	10,000	10,000	10,150
Intelsat Bermuda Ltd., 11.25%, 2/4/17 ‡	Broadcasting & Entertainment	44,000	45,153	46,877
Intelsat Bermuda Ltd., 11.50% Cash or 12.50% PIK, 2/4/17 t‡	Broadcasting & Entertainment	20,000	20,035	21,250
inVentiv Health, Inc., 11.00%, 8/15/18 t.	Healthcare	160,000	160,000	139,200
Laureate Education, Inc., 12.75%, 8/15/17 t ‡	Education	53,540	55,012	57,823
Lonestar Intermediate Super Holdings (Asurion), LLC, L+950, 9/2/19	Insurance	41,922	41,776	45,223
Niacet Corp., 13.00%, 8/28/18	Chemicals	12,500	12,500	12,500
SeaCube Container Leasing Ltd., 11.00%, 4/28/16 ‡	Transportation	50,000	50,000	51,500
Univar Inc., 10.50%, 6/30/18	Distribution	20,000	20,000	20,000
U.S. Security Associates Holdings, Inc., 11.00%, 7/28/18	Business Services	135,000	135,000	139,455
Varietal Distribution, 10.75%, 6/30/17 t †	Distribution	€5,187	6,385	6,994
Varietal Distribution, 10.75%, 6/30/17 t †	Distribution	$22,204	21,837	23,328
TOTAL UNSECURED DEBT			$1,212,574	$1,172,366
TOTAL CORPORATE DEBT			$2,420,595	$2,312,835

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (continued)
March 31, 2013
(in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON- AFFILIATED INVESTMENTS — 143.0%	Industry	Par Amount*	Cost	Fair Value (1)
STRUCTURED PRODUCTS AND OTHER—0.6%
Westbrook CLO Ltd., Series 2006-1A Class E, L+370, 12/20/20 t‡	Diversified Investment Vehicle	$11,000	$7,367	$9,625
TOTAL STRUCTURED PRODUCTS AND OTHER			$7,367	$9,625

PREFERRED EQUITY—0.7%		Shares
CA Holding, Inc. (Collect America, Ltd.), Series A ** ‡	Financial Services	7,961	$788	$1,592
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 13.50% PIK, 5/12/14 ***	Education	12,360	27,685	7,208
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), 12.50% PIK, (Convertible) ***	Education	332,500	6,863	—
Varietal Distribution Holdings, LLC, Class A, 8.00% PIK	Distribution	3,097	4,885	2,750
TOTAL PREFERRED EQUITY			$40,221	$11,550

EQUITY—3.8%
Common Equity/Interests—3.3%
Accelerate Parent Corp. (American Tire Distributors) **	Distribution	3,125,000	$3,125	$4,160
AHC Mezzanine LLC (Advanstar) **	Media	—	1,063	242
Altegrity Holding Corp. **	Diversified Service	353,399	13,797	1,111
CA Holding, Inc. (Collect America, Ltd.) Series A ** ‡	Financial Services	25,000	2,500	2,498
CA Holding, Inc. (Collect America, Ltd.) Series AA ** ‡	Financial Services	4,294	429	859
Clothesline Holdings, Inc. (Angelica Corporation) **	Healthcare	6,000	6,000	3,059
Explorer Coinvest LLC (Booz Allen) ** ‡	Business Services	430	3,322	5,319
Garden Fresh Restaurant Holding, LLC **	Restaurants	50,000	5,000	—
Gryphon Colleges Corporation (Delta Educational Systems, Inc.) **	Education	17,500	175	—
GS Prysmian Co-Invest L.P. (Prysmian Cables & Systems) (2,3) ** ‡	Manufacturing	—	—	123
JV Note Holdco LLC (DSI Renal Inc.) **	Healthcare	9,303	85	91
Pelican Energy, LLC ** ‡	Oil and Gas	—	138	146
Penton Business Media Holdings, LLC **	Printing & Publishing	124	4,950	15,778
RC Coinvestment, LLC (Ranpak Corp.) **	Packaging	50,000	5,000	8,233
Sorenson Communications Holdings, LLC Class A **	Consumer Products	454,828	45	1,990
Univar Inc.**	Distribution	900,000	9,000	11,520
Varietal Distribution Holdings, LLC Class A **	Distribution	28,028	28	—
Total Common Equity/Interests			$54,657	$55,129

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (continued)
March 31, 2013
(in thousands, except warrants)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—143.0%	Industry	Warrants	Cost	Fair Value (1)
Warrants—0.5%
CA Holding, Inc. (Collect America, Ltd.), Common ** ‡	Financial Services	7,961	$8	—
Fidji Luxco (BC) S.C.A., Common (FCI)(2) ** ‡	Electronics	24,862	250	$5,788
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Common **	Education	9,820	98	—
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class A-1 Preferred **	Education	45,947	459	—
Gryphon Colleges Corporation (Delta Educational Systems, Inc.), Class B-1 Preferred **	Education	104,314	1,043	—
Osage Exploration & Development, Inc. ** ‡	Oil and Gas	1,496,843	—	1,841
Spotted Hawk Development LLC, Common ** ‡	Oil and Gas	54,545	852	1,644
Total Warrants			$2,710	$9,273
TOTAL EQUITY			$57,367	$64,402
Total Investments in Non-Controlled/ Non-Affiliated Investments			$2,525,550	$2,398,412

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (continued)
March 31, 2013
(in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/AFFILIATED INVESTMENTS—8.4% (4)	Industry	Par Amount*	Cost	Fair Value (1)
CORPORATE DEBT—0.8%
SECURED DEBT—0.8%
1st Lien Secured Debt—0.8%
Aventine Renewable Energy Holdings, Inc., 12.00%, 9/24/16 †	Chemicals	$3,966	$3,850	$3,866
Aventine Renewable Energy Holdings, Inc., 10.50% Cash or 15% PIK, 9/24/17 †	Chemicals	12,102	16,007	9,682
Total 1st Lien Secured Debt			$19,857	$13,548
TOTAL SECURED DEBT			$19,857	$13,548
TOTAL CORPORATE DEBT			$19,857	$13,548

STRUCTURED PRODUCTS AND OTHER—7.5%
Highbridge Loan, Ltd., Preference Shares ** ‡ ¢	Diversified Investment Vehicle	$6,174	$6,174	$6,174
Jamestown CLO I LTD, Subordinated Notes, 11/5/24 ‡ † ¢	Diversified Investment Vehicle	15,075	14,053	13,568
Jamestown CLO I LTD, Class D L+550, 11/5/24 ‡ † ¢	Diversified Investment Vehicle	3,800	3,373	3,537
Jamestown CLO I LTD, Class C L+400, 11/5/24 ‡ † ¢	Diversified Investment Vehicle	1,120	1,024	1,109
Kirkwood Fund II LLC, Common Interest ‡ ¢	Diversified Investment Vehicle	—	41,067	43,144
MCF CLO I LLC, Membership Interests ‡ ¢	Diversified Investment Vehicle	38,918	38,918	38,918
MCF CLO I LLC, Class E Notes L+575, 4/20/23 ‡ † ¢	Diversified Investment Vehicle	13,000	12,278	12,273
Slater Mill Loan Fund LTD, Preference Shares ‡ ¢	Diversified Investment Vehicle	8,375	7,119	6,951
TOTAL STRUCTURED PRODUCTS AND OTHER			$124,006	$125,674

Common Equity/Interests—0.1%
Aventine Renewable Energy Holdings, Inc. **	Chemicals	262,036	$4,684	$2,347
Total Common Equity/Interests			$4,684	$2,347
TOTAL EQUITY			$4,684	$2,347

Total Investments in Non-Controlled/ Affiliated Investments			$148,547	$141,569

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

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (continued)
March 31, 2013
(in thousands)
_________________________

(1)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2).

(2)	GS Prysmian Co-Invest L.P. and Fidji Luxco (BC) S.C.A. are EUR denominated investments.

(3)	The Company is the sole Limited Partner in GS Prysmian Co-Invest L.P.

(4)
Denotes investments in which we are an “Affiliated Person”, as defined in the 1940 Act, due to owning or holding the power to vote 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of March 31, 2012 and March 31, 2013 along with transactions during the fiscal year ended March 31, 2013 in these Affiliated investments are as follows:

Name of Issue	Fair Value at March 31, 2012	Gross Additions (Cost) ●	Gross Reductions (Cost) ■	Change in Unrealized Gain (Loss)	Fair Value at March 31, 2013	Net Realized Gain (Loss)	Interest/Dividend/ Other Income
Aventine Renewable Energy Holdings, Inc., 12.00%, 9/24/16 †	N/A	$3,850	—	$16	$3,866	—	$250
Aventine Renewable Energy Holdings, Inc., 10.50% Cash or PIK, 9/24/17 †	N/A	16,396	(390)	(6,324)	9,682	—	514
Aventine Renewable Energy Holdings, Inc. Common Stock**	N/A	4,684	—	(2,337)	2,347	—	15
Highbridge Loan, Ltd., Preference Shares ** ‡	N/A	6,174	—	—	6,174	—	—
Jamestown CLO I LTD, Subordinated Notes, 11/5/24 ‡†	N/A	14,053	—	(485)	13,568	—	34
Jamestown CLO I LTD, Class D L+550, 11/5/24 ‡†	N/A	3,373	—	164	3,537	—	101
Jamestown CLO I LTD, Class C L+400, 11/5/24 ‡†	N/A	1,024	—	85	1,109	—	23
Kirkwood Fund II LLC, Common Interest ‡	N/A	41,067	—	2,077	43,144	—	—
MCF CLO I LLC, Membership Interests ‡	N/A	40,385	(1,467)	—	38,918	—	5,895
MCF CLO I LLC, Class E Notes L+575, 4/20/23 ‡†	N/A	12,278	—	(5)	12,273	—	84
Slater Mill Loan Fund LTD, Preference Shares ‡	N/A	7,370	(251)	(168)	6,951	—	929
	N/A	$150,654	$(2,108)	$(6,977)	$141,569	$—	$7,845
_______
● Gross additions includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
■ Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the amortization of premiums, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
As of March 31, 2013, the Company has a 11%, 32%, 31%, 98%, 97%, and 26% equity ownership interest in Aventine Renewable Energy Holdings, Inc., Highbridge Loan, Ltd, Jamestown CLO I Ltd, Kirkwood Fund II LLC, MCF CLO I LLC, and Slater Mill Loan Fund LP, respectively. Investments that the Company owns greater than 25% of the equity and are shown in “Non-Control/Affiliate” have governing documents that preclude the Company from controlling management of the entity and therefore the Company disclaims that the entity is a controlled affiliate.

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

Name of Issue	Fair Value at March 31, 2012	Gross Additions (Cost) ●	Gross Reductions (Cost) ■	Change in Unrealized Gain (Loss)	Fair Value at March 31, 2013	Net Realized Gain (Loss)	Interest/Dividend/ Other Income
AIC Credit Opportunity Fund LLC Common Equity	$56,034	$576	$(15,503)	$9,589	$50,696	$2,961	$7,423
Generation Brands Holdings, Inc. (Quality Home Brands) Common Equity	130	—	—	302	432	—	—
Generation Brands Holdings, Inc. (Quality Home Brands) Series H Common Equity	1,300	—	—	(940)	360	—	—
Generation Brands Holdings, Inc. (Quality Home Brands) Series 2L Common Equity	7,793	—	—	(6,033)	1,760	—	—
Grand Prix Holdings, LLC. Series A Preferred Interests, 12.00% PIK	N/A	N/A	N/A	N/A	—	51	N/A
LVI Services, Inc.,12.50%, 3/6/18	N/A	9,815	—	185	10,000	—	916
LVI Parent Corp. Common Equity	21,504	—	—	9,071	30,575	—	—
Merx Aviation Finance Holdings, LLC, 12.00%, 1/9/21	N/A	92,000	—	—	92,000	—	2,480
Merx Aviation Finance Holdings, LLC, 12.00%, 2/1/21	N/A	5,303	—	—	5,303	—	103
Merx Aviation Finance Holdings, LLC, 12.00% 3/28/21	N/A	4,684	—	—	4,684	—	6
Merx Aviation Finance Holdings, LLC Equity Interest	N/A	33,820	—	—	33,820	—	—
Playpower Holdings, Inc., 14.00% PIK	21,576	3,156	—	(559)	24,173	(150)	3,154
Playpower, Inc., 12.50% PIK	16,960	2,471	—	(973)	18,458	(189)	2,469
Playpower Holdings Inc. Common Equity	61,111	—	—	(22,954)	38,157	—	—
	$186,408	$151,825	$(15,503)	$(12,312)	$310,418	$2,673	$16,551
● Gross additions includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the accretion of discounts the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
■ Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the amortization of premiums, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
As of March 31, 2013, the Company has a 100%, 32%, 32%, 100%, and 100%, equity ownership interest in AIC Credit Opportunity Fund LLC, Generation Brands Holdings, Inc., LVI Parent Corp., Merx Aviation Financing Holdings LLC, and Playpower Holdings Inc., respectively.

(6)	See Note 6.

(7)
Aggregate gross unrealized gain for federal income tax purposes is $127,303; aggregate gross unrealized loss for federal income tax purposes is $396,790. Net unrealized loss is $269,487 based on a tax cost of $3,119,886.

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

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (continued)
 March 31, 2013
(in thousands)

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2013
Business Services	12.1%
Diversified Service	11.1%
Healthcare	10.2%
Financial Services	7.0%
Diversified Investment Vehicle	6.5%
Packaging	5.1%
Aviation	4.8%
Transportation	4.6%
Oil & Gas	4.4%
Education	3.7%
Distribution	3.3%
Environmental Services	3.3%
Leisure	2.8%
Broadcasting & Entertainment	2.8%
Insurance	2.1%
Telecommunications	1.9%
Grocery	1.9%
Printing & Publishing	1.6%
Energy	1.5%
Manufacturing	1.4%
Chemicals	1.4%
Restaurants	1.3%
Utilities	1.3%
Containers, Packaging and Glass	1.1%
Homebuilding	0.7%
Consumer Products	0.6%
Hotels, Motels, Inns, ad Gaming	0.5%
Media	0.5%
Electronics	0.2%
Diversified Natural Resources, Precious Metals and Minerals	0.2%
Home and Office Furnishings and Durable Consumer Products	0.1%
Total Investments	100.0%

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS
(in thousands except share and per share amounts)
Note 1. Organization
Apollo Investment Corporation (“Apollo Investment”, the “Company”, “AIC”, “we”, “us”, or “our”), a Maryland corporation organized on February 2, 2004, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”), under the Internal Revenue Code of 1986, as amended (“the Code”). Our investment objective is to generate current income and capital appreciation. We invest primarily in various forms of debt investments, including secured and unsecured loans, loan investments, and/or equity in private middle-market companies. We may also invest in the securities of public companies and structured products and other investments such as collateralized loan obligations and credit-linked notes ("CLOs" and "CLNs", respectively). Our portfolio is comprised primarily of investments in debt, including secured and unsecured debt of private middle-market companies that, in the case of senior secured loans, generally are not broadly syndicated and whose aggregate tranche size is typically less than $250 million. Our portfolio also includes equity interests such as common stock, preferred stock, warrants or options.
Apollo Investment commenced operations on April 8, 2004 receiving net proceeds of $870,000 from its initial public offering by selling 62 million shares of common stock at a price of $15.00 per share. Since then, and through March 31, 2014, we have raised approximately $2,210,099 in net proceeds from additional offerings of common stock.
Note 2. Significant Accounting Policies

The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.

Basis of Presentation
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). In accordance with Regulation S-X, the Company generally will not consolidate its interest in any company other than in investment company subsidiaries and controlled operating companies substantially all of whose business consists of providing services to the Company. Consequently, the Company has not consolidated special purpose entities through which the special purpose entity acquired and holds investments subject to financing with third parties. At March 31, 2014, the Company did not have any subsidiaries or controlled operating companies that were consolidated (see additional information within note 6).

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

Reclassifications
Certain industries were reclassified on the Schedule of Investments for March 31, 2013 to conform to the current period’s presentation. Certain amounts have been reclassified on the Statement of Operations and the Statement of Assets and Liabilities to conform to the current period presentation. For the fiscal year ended March 31, 2013, approximately i) $779 of investment income previously classified from non-controlled/non-affiliated was reclassified to investment income from non-controlled/affiliated investments, ii) $(2,578) of investment income previously classified as investment income from controlled investments was reclassified to investment income from non-controlled/non-affiliated investments, iii) $7,066 of investment income previously classified as investment income from controlled investments was reclassified to investment income from non-controlled/affiliated investments,and iv) $236 of investment income previously classified as investment income from non-controlled/affiliated investments was reclassified to investment income from controlled investments.

Cash and Cash Equivalents
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

Fair Value Measurements
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
Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the fiscal year ended March 31, 2014, there has been no change to the Company’s valuation techniques and related inputs considered in the valuation process.

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

Realized Gains and Losses
Security transactions are accounted for on the trade date. Realized gains or losses on investments are calculated by using the specific identification method. Securities that have been called by the issuer are recorded at the call price on the call effective date.

Interest and Dividend Income Recognition
The Company records interest and dividend income, adjusted for amortization of premium and accretion of discount, on an accrual basis. Some of our loans and other investments, including certain preferred equity investments, may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends computed at the contractual rate are accrued into income and reflected as receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. At the point the Company believes PIK is not expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are reversed from the related receivable through interest or dividend income, respectively. The Company does not reverse previously capitalized PIK interest or dividends. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if the Company believes that PIK is expected to be realized. For the fiscal year ended March 31, 2014, PIK income totaled $28,974 on total investment income of $381,346. Loan origination fees, original issue discount, and market discounts are capitalized and amortized into income using the interest method or straight-line, as applicable. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and other investments as interest income when we receive such amounts. Structuring and other lending related fees are recorded as other income when earned. Investments that are expected to pay regularly scheduled interest and/or dividends in cash are generally placed on non-accrual status when principal or interest/dividend cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest/dividend cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest or dividends are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining interest or dividend obligations. Interest or dividend cash payments received on non-accrual designated investments may be recognized as income or applied to principal depending upon management’s judgment.

The Company records as dividend income the accretable yield from its beneficial interests in structured products such as CLOs based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. Such assumptions include the rate and timing of principal and interest receipts (which may be subject to prepayments and defaults) of the underlying pool of assets. These assumptions are updated on at least a quarterly basis to reflect changes related to a particular security, actual historical data, and market changes.

Dividends to Common Stockholders
Dividends and distributions to common stockholders are recorded as of the record date. The amount to be paid out as a dividend is determined by the board of directors each quarter. Net realized capital gains, if any, are generally distributed or deemed distributed at least annually.

Income Taxes
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

Foreign Currency
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

Equity Offering Expenses
The Company records expenses related to shelf filings and applicable offering costs as deferred financing costs in the Statement of Assets and Liabilities. To the extent such expenses relate to equity offerings, these expenses are charged as a reduction of capital upon utilization, in accordance with ASC 946-20-25.

Debt Issuance Costs
The Company records origination and other expenses related to its debt obligations as deferred financing costs in the Statement of Assets and Liabilities. These expenses are deferred and amortized using the straight-line method over the stated life of the obligation which approximates the effective yield method.

Derivative Instruments
The Company may enter into forward exchange contracts in order to hedge against foreign currency risk. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized gain or loss. Realized gains or losses are recognized when contracts are settled.

The Company may make investments in derivative instruments. The derivative instruments are fair valued with changes to the fair value reflected in net unrealized gain/loss during the reporting period and recorded within realized gain/loss upon exit and settlement of the contract. The accrual of periodic interest settlements is recorded in net unrealized gain/loss and subsequently recorded as net realized gain or loss on the interest settlement date.

Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board ("FASB") issued guidance to enhance disclosures about financial instruments and derivative instruments that are either (1) offset or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset. Under the guidance, an entity is required to disclose quantitative information relating to recognized assets and liabilities that are offset or subject to an enforceable master netting arrangement or similar agreement, including the gross amounts of those recognized assets and liabilities, the amounts offset to determine the net amount presented in the statement of financial position, and the net amount presented in the statement of financial position. With respect to amounts subject to an enforceable master netting arrangement or similar agreement which are not offset, disclosure is required of the amounts related to recognized financial instruments and other derivative instruments, the amount related to financial collateral (including cash collateral), and the overall net amount after considering amounts that have not been offset. The guidance is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods and retrospective application is required. As the amendments are limited to disclosure only, the adoption of this guidance did not have a material impact on the financial statements of the Company.

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
Note 3. Agreements
The Company has an Investment Advisory and Management Agreement (the “Investment Advisory Agreement”) with Apollo Investment Management, L.P. (the “Investment Adviser” or “AIM”), under which the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of, and provides investment advisory services to the Company. For providing these services, the Investment Adviser receives a fee from the Company, consisting of two components — a base management fee and a performance-based incentive fee. The base management fee is determined by taking the average value of our gross assets, net of the average of any payable for cash equivalents at the end of the two most recently completed calendar quarters calculated at an annual rate of 2.00%. The incentive fee has two parts, as follows: one part is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under an administration agreement (the “Administration Agreement”) between the Company and Apollo Investment Administration, LLC (the “Administrator”), and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income does not include any realized capital gains computed net of all realized capital losses and unrealized capital depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the rate of 1.75% per quarter (7% annualized). For the time period between April 2, 2012 and March 31, 2015, AIM has agreed to voluntarily waive the management and incentive fee on the incremental common shares issued on April 2, 2012 and May 20, 2013.
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
The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of our cumulative realized capital gains less cumulative realized capital losses, unrealized capital loss (unrealized loss on a gross investment-by-investment basis at the end of each calendar year) and all capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For accounting purposes only, we are required under GAAP to accrue a theoretical capital gains incentive fee based upon net realized capital gains and unrealized capital gain and loss on investments held at the end of each period.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

The accrual of this theoretical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no accrual for the fiscal years ended March 31, 2014, 2013 and 2012. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (“Advisers Act”) or the Investment Advisory Agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the Investment Advisory Agreement which specifically excludes consideration of unrealized capital gain.
For the time period between April 1, 2013 and March 31, 2015, AIM will not be paid the portion of the performance-based incentive fee that is attributable to deferred interest, such as PIK, until the Company receives such interest in cash. The accrual of incentive fees shall be reversed if such interest is reversed in connection with any write off or similar treatment of the investment. Upon payment of the deferred incentive fee, AIM will also receive interest on the deferred interest at an annual rate of 3.25% for the period between the date in which the incentive fee is earned and the date of payment.
For the fiscal years ended March 31, 2014, 2013 and 2012, the Company recognized $62,819, $55,717 and $60,321, respectively, of base management fees and $46,924, $41,144 and $39,651, respectively, of performance-based incentive fees. For the fiscal years ended March 31, 2014, 2013 and 2012, total management fees waived were $6,960, $1,602 , and $0. For the fiscal years ended March 31, 2014, 2013 and 2012, total incentive fees waived were $5,132, $1,183, and $0. The fees for the fiscal year ended March 31, 2012 reflect a reduction due to a prior payment of an unearned portion of the fees to the Investment Adviser of $2,783.
The amount of the deferred incentive fees on PIK income for the fiscal years ended March 31, 2014, 2013 and 2012, are $3,898, $3,935, and $0, respectively. The unpaid deferred fee balance included in management and performance-based incentive fee payable line of the Statement of Assets and Liabilities at March 31, 2014, 2013 and 2012 is $6,936, $3,935, and $0, respectively.
The Company has also entered into an Administration Agreement with the Administrator under which the Administrator provides administrative services for the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator and requested to be reimbursed in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of its chief financial officer and chief compliance officer and their respective staffs. The Administrator will also provide, on our behalf, managerial assistance to those portfolio companies to which the Company is required to provide such assistance. For the fiscal years ended March 31, 2014, 2013 and 2012 the Company recognized expenses under the Administration Agreement of $5,600, $4,389 and $5,387, respectively.

The Company has also entered into an expense reimbursement agreement with a subsidiary of a portfolio company that will reimburse the Company for reasonable out-of-pocket expenses incurred, including any interest, fees or other amounts incurred by the Company in connection with letters of credit issued on its behalf. For the fiscal years ended March 31, 2014, 2013 and 2012, the Company recognized expenses that were reimbursed under the expense reimbursement agreement of $49, $0, and $0 respectively.
Note 4. Net Asset Value Per Share
At March 31, 2014, the Company’s net assets and net asset value per share were $2,051,611 and $8.67, respectively. This compares to net assets and net asset value per share at March 31, 2013 of $1,677,389 and $8.27, respectively.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

Note 5. Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per share, pursuant to ASC 260-10, for the fiscal years ended March 31, 2014, 2013 and 2012, respectively:

	Year Ended March 31,
	2014	2013	2012
Earnings per share — basic Numerator for increase (decrease) in net assets per share:	$270,872	$104,471	$(86,264)
Denominator for basic weighted average shares:	222,800,255	202,875,329	196,583,804
Basic earnings (loss) per share:	$1.21	$0.51	$(0.44)
Earnings per share — diluted* Numerator for increase (decrease) in net assets per share:	$270,872	$104,471	$(86,264)
Adjustment for interest on convertible notes and for incentive fees, net	10,138	10,308	10,302
Numerator for increase (decrease) in net assets per share, as adjusted	$281,010	$114,779	$(75,962)
Denominator for weighted average shares, as adjusted for dilutive effect of convertible notes:	237,348,355	217,423,429	211,131,904
Diluted earnings (loss) per share:	$1.18	$0.51	$(0.44)
* In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. For the fiscal year ended March 31, 2014, there was no anti-dilution. For the fiscal years ended March 31, 2013 and March 31, 2012, anti-dilution would total $0.02 and $0.08, respectively.
Note 6. Investments
AIC Credit Opportunity Fund LLC — We owned all of the common member interests in AIC Credit Opportunity Fund LLC (“AIC Holdco”). AIC Holdco was formed for the purpose of holding various financed investments. AIC Holdco wholly owned three special purpose entities, each of which in 2008 acquired directly or indirectly an investment in a particular security from an unaffiliated entity that provided leverage for the investment as part of the sale. During the year ended March 31, 2014, three special purpose entities along with AIC Holdco, were dissolved. Each of these transactions is described in more detail below together with summary financial information.
In the first of these investments, in June 2008 we invested through AIC Holdco $39,500 in AIC (FDC) Holdings LLC (“Apollo FDC”). Apollo FDC used the proceeds to purchase a Junior Profit-Participating Note due 2013 in principal amount of $39,500 (the “Junior Note”) issued by Apollo I Trust (the “Trust”). The Trust also issued a Senior Floating Rate Note due 2013 (the “Senior Note”) to an unaffiliated third party in principal amount of $39,500 paying interest at the London Interbank Offered Rate (“LIBOR”) plus 1.50%, increasing over time to LIBOR plus 2.0%. The Trust used the aggregate $79,000 proceeds to acquire $100,000 face value of a senior subordinated loan of First Data Corporation (the “FDC Loan”) due 2016. The FDC Loan pays interest at 11.25% per year. The Junior Note of the Trust owned by Apollo FDC pays to Apollo FDC all of the interest and other proceeds received by the Trust on the FDC Loan after satisfying the Trust’s obligations on the Senior Note. The holder of the Senior Note has no recourse to Apollo FDC, AIC Holdco or us with respect to any interest on, or principal of, the Senior Note. However, if the value of the FDC Loan held by the Trust declines sufficiently, the investment would be unwound unless Apollo FDC posts additional collateral for the benefit of the Senior Note. During the year ended March 31, 2014, we unwound the transaction by investing $20,386 into the Trust which then repaid the Senior Note. Subsequent to the repayment of the Senior Note, $10,993 of face value of the FDC Loan was prepaid by First Data Corporation resulting in a distribution of $11,556 to the Company. The remaining FDC Loan, which consisted of $41,862 of face value, was transferred to the Company at an accreted cost of $38,728 with a fair value of $40,397 on the transfer date and the Trust was closed.
In the second of these investments, in June 2008 we invested through AIC Holdco $11,375 in AIC (TXU) Holdings LLC (“Apollo TXU”). Apollo TXU acquired exposure to $50,000 notional amount of a LIBOR plus 3.5% senior secured delayed draw term loan of Texas Competitive Electric Holdings (“TXU”) due 2014 through a non-recourse total return swap (the “TRS”) with an unaffiliated third party expiring on October 10, 2013. Pursuant to such delayed draw term loan, Apollo TXU pays an unaffiliated third-party interest at LIBOR plus 1.5% and generally receives all proceeds due under the delayed draw term loan of TXU (the “TXU Term Loan”). Like Apollo FDC, Apollo TXU is entitled to 100% of any realized appreciation in the TXU Term Loan and, since the TRS is a non-recourse arrangement, Apollo TXU is exposed only up to the amount of its investment in the TRS, plus any additional margin we decide to post, if any, during the term of the financing. The TRS does not constitute a senior security or a borrowing of Apollo TXU. In connection with the amendment and extension of the TXU Term Loan in April 2011, for which Apollo TXU received a consent fee along with an increase in the rate of the TXU Term Loan to LIBOR plus 4.5%, Apollo TXU extended its

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

TRS to 2016 at a rate of LIBOR plus 2.0%. During the year ended March 31, 2014, Apollo TXU terminated the entire TRS resulting in a realized loss of $10,314. The excess collateral posted was returned to Apollo TXU.
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
We do not consolidate AIC Holdco or its wholly owned subsidiaries and accordingly only the value of our investment in AIC Holdco was included on our statement of assets and liabilities. Our investment in AIC Holdco was valued in accordance with our normal valuation procedures and was based on the values of the underlying assets held by each special purpose entities net of associated liabilities.
Below is summarized financial information for AIC Holdco for the fiscal years ended March 31, 2014 and March 31, 2013.

	March 31, 2014	March 31, 2013
Assets
Cash	$—	$10
Apollo FDC(1)	—	32,981
Apollo TXU(2)	—	26,641
Other Assets	—	2,702
Total Assets	$—	$62,334
Liabilities
Apollo FDC(3)	$—	$—
Apollo TXU(4)	—	8,936
Other Liabilities	—	2,702
Total Liabilities	$—	$11,638
Net Assets
Apollo FDC	$—	$32,981
Apollo TXU	—	17,705
Other	—	10
Total Net Assets	$—	$50,696

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

	Fiscal Year End March 31, 2014	Fiscal Year End March 31, 2013
Net Operating Income (Loss)
Apollo FDC(5)	$1,559	$5,388
Apollo TXU(5)	692	1,237
Apollo Boots(5)	8	745
Other	4	(5)
Total Operating Income	$2,263	$7,365
Net Realized Gain (Loss)
Apollo FDC	$9,634	$—
Apollo TXU	(10,314)	—
Apollo Boots	—	659
Total Net Realized Gain (Loss)	$(680)	$659
Net Change in Unrealized Gain (Loss)
Apollo FDC	$(11,509)	$5,034
Apollo TXU	8,936	7,110
Apollo Boots	—	(244)
Total Net Change in Unrealized Gain (Loss)	$(2,573)	$11,900
Net Income (Loss)(6)
Apollo FDC	$(316)	$10,422
Apollo TXU	(686)	8,347
Apollo Boots	8	1,160
Other	4	(5)
Total Net Income (Loss)	$(990)	$19,924
____________________

(1)
Represents fair value of the Junior Note held by Apollo FDC with a cost of $21,472 as of March 31, 2013. The Junior Note was repaid by transferring the proceeds from the partial prepayment by First Data Corporation and by transferring the residual FDC Note to the Company during the year ended March 31, 2014 at accreted cost.

(2)	Represents fair value of collateral posted in relation to the TRS held by Apollo TXU with a cost of $26,641 at March 31, 2013.

(3)
Apollo FDC’s interest was subject to the Senior Note of a separate entity of $20,283 at March 31, 2013; however, Apollo FDC had no liability for such senior note. The Senior Note was repaid during the year ended March 31, 2104.

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

Merx Aviation Finance Holdings II, LLC— The Company has considered the status of Merx Aviation Finance Holdings II, LLC and has determined that it is a "significant subsidiary" for the fiscal year ended March 31, 2014 under SEC Regulation S-X Rule 4-08(g). As such, the summarized consolidated financial information of Merx Aviation Finance Holdings II, LLC and its subsidiaries is shown below:

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

	March 31, 2014	March 31, 2013
Total assets	$429,561	$137,566
Total liabilities	(297,926)	(107,951)
Member's equity	$131,635	$29,615

	Fiscal Year End March 31, 2014	Fiscal Year End March 31, 2013
Total revenue	$26,136	$3,733
Total expenses	(28,874)	(7,934)
Net income (loss) before taxes	(2,738)	(4,201)
Net income (loss) after taxes	(2,742)	(4,205)
Fair Value Measurement and Disclosures
At March 31, 2014, our investments, measured at fair value, were categorized as follows in the fair value hierarchy for ASC 820 purposes:

			Fair Value Measurement at Reporting Date Using:
Description	Cost	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Secured Debt	$1,919,871	$1,949,107	$—	$1,013,424	$935,683
Unsecured Debt	912,453	941,728	—	526,649	415,079
Structured Products and Other	204,864	208,901	—	—	208,901
Preferred Equity	115,020	93,062	—	—	93,062
Common Equity/Interests	297,532	274,699	—	—	274,699
Warrants	9,012	11,174	—	—	11,174
Total Investments	$3,458,752	$3,478,671	$—	$1,540,073	$1,938,598
At March 31, 2013, our investments that were measured at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

			Fair Value Measurement at Reporting Date Using:
Description	Cost	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Secured Debt	$1,339,680	$1,266,004	$—	$625,195	$640,809
Unsecured Debt	1,256,697	1,214,997	—	583,950	631,047
Structured Products and Other	179,475	185,995	—	—	185,995
Preferred Equity	40,221	11,550	—	—	11,550
Common Equity/Interests	200,518	162,580	—	—	162,580
Warrants	2,710	9,273	—	—	9,273
Total Investments	$3,019,301	$2,850,399	$—	$1,209,145	$1,641,254

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

The following chart shows the components of change in our investments categorized as Level 3, for the fiscal year ended March 31, 2014.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)*
	Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Beginning Balance, March 31, 2013	$640,809	$631,047	$185,995	$11,550	$162,580	$9,273	$1,641,254
Total realized gains (losses) included in earnings	(33,309)	(47,284)	2,460	—	10,875	1,808	(65,450)
Total change in unrealized gain (loss) included in earnings	38,694	59,747	(2,483)	6,714	15,107	(4,401)	113,378
Net amortization on investments	4,314	11,951	347	—	—	—	16,612
Purchases, including capitalized PIK	777,913	121,825	140,150	74,798	109,035	6,369	1,230,090
Sales	(564,064)	(307,094)	(89,332)	—	(22,898)	(1,875)	(985,263)
Transfers out of Level 3 (1)	(111,550)	(55,113)	(38,728)	—	—	—	(205,391)
Transfers into Level 3 (1)	182,876	—	10,492	—	—	—	193,368
Ending Balance, March 31, 2014	$935,683	$415,079	$208,901	$93,062	$274,699	$11,174	$1,938,598
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gain (loss) relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gain (loss) on investments in our Statement of Operations.	$3,318	$10,341	$4,210	$6,713	$24,017	$(2,898)	$45,701
____________________

(1)
Transfers represent (a) a transfer of $10,492 out of Secured Debt into Structured Products due to the change in the nature of the investment and (b) transfers in and out of Level 3 due to changes in the quantity and quality of information obtained to support the fair value of each investment as assessed by the Adviser. Transfers are assumed to have occurred at the end of the period. There were no transfers between Level 1 and Level 2 fair value measurements during the period shown.

(2)	Includes unfunded revolver obligations and letters of credit measured at fair value of $(8,449).

*	Pursuant to fair value measurement and disclosure guidance, the Company currently categorizes investments by class as shown above.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

The following chart shows the components of change in our investments categorized as Level 3, for the fiscal year ended March 31, 2013.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)*
	Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Beginning Balance, March 31, 2012	$864,485	$1,520,152	$63,725	$34,648	$184,341	$9,729	$2,677,080
Total realized gains or losses included in earnings	(29,936)	(11,464)	2,965	—	(42,639)	5,384	(75,690)
Total change in unrealized gain (loss) included in earnings	(22,131)	33,668	12,923	(25,366)	7,575	(1,067)	5,602
Net amortization on investments	9,981	15,183	318	97	—	—	25,579
Purchases, including capitalized PIK	904,198	487,830	126,249	2,171	33,958	852	1,555,258
Sales	(455,910)	(830,372)	(20,185)	—	(25,338)	(5,625)	(1,337,430)
Transfer (1)	(629,878)	(583,950)	—	—	4,683	—	(1,209,145)
Ending Balance, March 31, 2013	$640,809	$631,047	$185,995	$11,550	$162,580	$9,273	$1,641,254
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gain (loss) relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gain (loss) on investments in our Statement of Operations	$(12,056)	$(6,231)	$(2,569)	$(25,366)	$(29,995)	$2,427	$(73,790)
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

The following tables summarizes the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 3 as of March 31, 2014. In addition to the techniques and inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of March 31, 2014	Valuation Techniques/ Methodologies	Unobservable Input	Range (Weighted Average)
Secured Debt	$714,999	Yield Analysis	Discount Rate	8.2% - 27.3% (13.2%)
	26,370	Recent Transactions	Recent Transactions	n/a
Unsecured Debt	395,630	Yield Analysis	Discount Rate	9.3% - 45.0% (11.7%)
Structured Products and Other	30,158	Yield Analysis	Discount Rate	11.6% - 15.0% (12.3%)
	146,970	Discounted Cash Flow	Discount Rate	10.0% - 15.5% (13.9%)
	1,097	Recent Transactions	Recent Transactions	n/a
Preferred Equity	70,442	Market Comparable Approach	Comparable Multiple	2.0x – 10.0x (7.1x)
	22,620	Yield Analysis	Discount Rate	12.3% - 12.3% (12.3%)
Common Equity/Interests	125,509	Market Comparable Approach	Comparable Multiple	2.0x - 12.0x (8.1x)
	17	Net Asset Value	Underlying Assets/Liabilities	n/a
	142,117	Yield Analysis	Discount Rate	13.1% - 30.0% (13.2%)
	6,958	Other	Illiquidity/Restrictive discount	7.0% - 7.0% (7.0%)
Warrants	2,304	Market Comparable Approach	Comparable Multiple	5.3x - 6.0x (6.0x)
	1,398	Other	Illiquidity/ Restrictive discount	20.0% - 20.0% (20.0%)
	5,069	Recent Transactions	Recent Transactions	n/a
n/a – Not applicable

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

		Quantitative Information about Level 3 Fair Value Measurements
	Fiscal Year Ended March 31, 2013	Valuation Techniques/ Methodologies	Unobservable Input	Range (Weighted Average)
Secured Debt	$32,952	Market Comparable Approach	Comparable Multiple	6.0x – 6.0x (6.0x)
	422,766	Yield Analysis	Discount Rate	8.0% - 18.0% (12.1%)
Unsecured Debt	504,263	Yield Analysis	Discount Rate	10.1% - 25.0% (13.8%)
Structured Products and Other	43,144	Discounted Cash Flow	Discount Rate	13.0% - 13.0% (13.0%)
	6,174	Recent Transactions	Recent Transactions	n/a
	50,697	Net Asset Value	Underlying Assets/ Liabilities	n/a
Preferred Equity	11,550	Market Comparable Approach	Comparable Multiple	4.3x – 10.4x (6.5x)
Common Equity/Interests	33,911	Discounted Cash Flow	Discount Rate	8.0% - 12.5% (12.5%)
	123,081	Market Comparable Approach	Comparable Multiple	2.0x - 10.8x (8.0x)
	123	Net Asset Value	Underlying Assets/Liabilities	n/a
	146	Yield Analysis	Discount Rate	20.0% - 20.0% (20.0%)
	5,319	Other	Illiquidity/Restrictive discount	7.0% - 7.0% (7.0%)
Warrants	7,432	Market Comparable Approach	Comparable Multiple	4.3x - 5.9x (5.4x)
	1,841	Other	Illiquidity/ Restrictive discount	20.0% - 20.0%(20.0%)
n/a – Not applicable

____________________
The significant unobservable inputs used in the fair value measurement of the Company’s debt and equity securities are primarily earnings before interest, taxes, depreciation and amortization (“EBITDA”) comparable multiples and market discount rates. The Company typically uses EBITDA comparable multiples on its equity securities to determine the fair value of investments. The Company uses market discount rates for debt securities to determine if the effective yield on a debt security is commensurate with the market yields for that type of debt security. If a debt security’s effective yield is significantly less than the market yield for a similar debt security with a similar credit profile, then the resulting fair value of the debt security may be lower. Significant increases or decreases in either of these inputs in isolation would result in a significantly lower or higher fair value measurement. The significant unobservable inputs used in the fair value measurement of the structured products include the discount rate applied in the valuation models in addition to default and recovery rates applied to projected cash flows in the valuation models. Specifically, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. Increases in the discount rate can significantly lower the fair value of an

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

investment; conversely decreases in the discount rate can significantly increase the fair value of an investment. The discount rate is determined based on the market rates an investor would expect for a similar investment with similar risks.

Capitalized PIK Activity
Capitalized PIK income activity for the fiscal years ended March 31, 2014 and March 31, 2013 is summarized below:

	Fiscal Year Ended March 31, 2014	Fiscal Year Ended March 31, 2013
PIK balance at beginning of period	$45,658	$32,963
Gross PIK income capitalized	28,884	17,891
Adjustments due to investment exits	(25)	—
PIK income received in cash	(16,332)	(5,196)
PIK balance at end of period	$58,185	$45,658

Note 7. Derivative Instruments

During the three months ended June 30, 2013, we entered into interest rate swap and interest rate cap agreements to manage interest rate risk associated with one of our structured product investments. During the three months ended September 30, 2013, we exited the investment and unwound the derivatives. As of March 31, 2014, we did not hold any derivative investments. We do not hold or issue derivative contracts for speculative purposes. We recorded the accrual of periodic interest settlements in net unrealized gain/loss and subsequently recorded the cash payments as a net realized gain or loss on the interest settlement date, activities which are classified under operating activities in our statement of cash flows.

The table below summarizes the effect of derivative instruments on our statement of operations for the fiscal year ended March 31, 2014:

Derivative Instruments	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Total Gain (Loss)
Interest rate swaps	$—	$13,162	$13,162
Interest rate caps	—	(4,621)	(4,621)
Total	$—	$8,541	$8,541

The interest income and interest expense on derivatives is shown in the statement of operations within net realized and unrealized gain/loss from investments, cash equivalents, foreign currencies and derivatives. For purposes of the performance-based incentive fee, interest income and interest expense derived from the derivative instruments are included in the calculation of pre-incentive fee net investment income. The interest income and interest expense on derivatives is excluded from the cumulative realized capital gains and cumulative realized capital losses for purposes of the capital gains incentive fee calculation.

Credit Risk-Related Contingent Features

The use of derivatives creates exposure to counterparty credit risk that may result in potential losses in the event that the counterparties to these instruments fail to perform their obligations under the agreements governing such derivatives. The Company seeks to minimize this risk by limiting the Company’s counterparties to major financial institutions with acceptable credit ratings and monitoring positions with individual counterparties. In addition, the Company may be required under the terms of its derivatives agreements to pledge assets as collateral to secure its obligations under the derivatives. The amount of collateral varies over time based on the fair value, notional amount and remaining term of the derivatives, and may exceed the amount owed by the Company on a fair value basis. In the event of a default by a counterparty, the Company would be an unsecured creditor to the extent of any such overcollateralization. At March 31, 2014, there is no cash pledged as collateral.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

The International Swaps and Derivatives Association (“ISDA”) Master Agreement that the Company has in place contains customary default provisions including a cross default provision relating to third-party indebtedness in excess of a specified threshold. Following an event of default, the Company could be required to settle its obligations under the ISDA Master Agreement at their termination values. Additionally, under the Company’s ISDA Master Agreement, the Company could be required to settle its obligations under the ISDA Master Agreement at their termination values if the Company fails to maintain certain minimum stockholders’ equity thresholds or if the Company fails to comply with certain specified financial covenants.

Note 8. Foreign Currency Transactions and Translations
At March 31, 2014, the Company had outstanding non-US borrowings on its Senior Secured Facility (as defined in note 11) denominated in Euros, British Pounds, and Canadian Dollars. Unrealized gain/loss on these outstanding borrowings is indicated in the table below:

Foreign Currency	Local Currency	Original Borrowing Cost	Current Value	Reset Date	Unrealized Gain (Loss)
British Pound	£45,100	$72,078	$75,188	4/30/2014	$(3,110)
Euro	€18,200	24,474	25,084	4/30/2014	(610)
Euro	€9,500	12,680	13,093	4/24/2014	(413)
Canadian Dollars	CAD 34,100	31,766	30,895	4/24/2014	871
		$140,998	$144,260		$(3,262)
At March 31, 2013, the Company had outstanding non-US borrowings on its Senior Secured Facility denominated in Euros and British Pounds. Unrealized gain/loss on these outstanding borrowings is indicated in the table below:

Foreign Currency	Local Currency	Original Borrowing Cost	Current Value	Reset Date	Unrealized Gain
British Pound	£5,300	$8,409	$8,048	4/19/2013	$361
Euro	€77,000	103,544	98,876	4/30/2013	4,668
British Pound	£62,000	99,087	94,144	4/30/2013	4,943
		$211,040	$201,068		$9,972
Note 9. Cash Equivalents
There were no cash equivalents held as of March 31, 2014 and March 31, 2013.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

Note 10. Financial Highlights
The following is a schedule of financial highlights for the years ended March 31, 2014, 2013, 2012, 2011, and 2010.

	March 31,
	2014	2013		2012	2011	2010
Per Share Data:
Net asset value, beginning of period	$8.27	$8.55		$10.03	$10.06	$9.82
Net investment income	0.91	0.83	***	0.88	0.99	1.26
Net realized and unrealized gain (loss)	0.30	(0.31	)***	(1.32)	(0.05)	0.45
Net increase (decrease) in net assets resulting from operations	1.20 ***	0.51	***	(0.44)	0.94	1.71
Dividends to stockholders from income(1)	(0.80)	(0.78)		(1.04)	(1.13)	(1.14)
Dividends to stockholders from return of capital(1)		(0.02)		—	—	—
Effect of anti-dilution (dilution)	—	—		—	0.16	(0.33)
Offering costs	—	—		—	—	—
Net asset value at end of period	$8.67	$8.27		$8.55	$10.03	$10.06
Per share market value at end of period	$8.31	$8.36		$7.17	$12.07	$12.73
Total return(2)	9.4%	28.2%		(32.4)%	5.1%	313.0%
Shares outstanding at end of period	236,741,351	202,891,351		197,043,398	195,501,549	176,213,918
Ratio/Supplemental Data:
Net assets at end of period (in millions)	$2,051.6	$1,677.4		$1,685.2	$1,961.0	$1,772.8
Ratio of net investment income to average net assets	10.85%	9.87%		9.77%	10.19%	12.36%
Ratio of operating expenses to average net assets(3)	6.01%**	6.28%		6.70%	6.37%	7.21%
Ratio of interest and other debt expenses to average net assets	3.70%	3.43%		3.76%	2.56%	1.52%
Ratio of total expenses to average net assets(3)	9.71%**	9.71%		10.46%	8.93%	8.73%
Average debt outstanding	$1,238,940	$1,036,780		$1,213,943	$1,072,646	$1,041,084
Average debt per share	$5.56	$5.11		$6.18	$5.55	$6.53
Portfolio turnover ratio	75.9%	49.9%		50.6%	33.6%	17.2%

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

(3)
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown inclusive of the expense offset arrangement. For the years ended March 31, 2014, 2013, 2012, 2011, and 2010 there were no expense offsets during these periods and as such, there was no effect on the ratio.

*	Represents less than one cent per average share.

**
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is shown net of all voluntary management and incentive fee waivers (see note 3). The ratio of operating expenses to average net

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

assets and the ratio of total expenses to average net assets would be 6.66% and 10.36%, respectively, without the voluntary fee waivers.

***	Represent rounded numbers.

Information about our senior securities is shown in the following table as of each year ended March 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Estimated Market Value
Senior Secured Facility
Fiscal 2014	$602,261	$1,095	$—	$602,983
Fiscal 2013	536,067	1,137	—	551,097
Fiscal 2012	539,337	1,427	—	N/A
Fiscal 2011	628,443	1,707	—	N/A
Fiscal 2010	1,060,616	2,671	—	N/A
Fiscal 2009	1,057,601	2,320	—	N/A
Fiscal 2008	1,639,122	2,158	—	N/A
Fiscal 2007	492,312	4,757	—	N/A
Fiscal 2006	323,852	4,798	—	N/A
Fiscal 2005	—	—	—	N/A
Senior Secured Notes
Fiscal 2014	$270,000	$491	—	$280,067
Fiscal 2013	270,000	572	—	282,173
Fiscal 2012	270,000	714	—	N/A
Fiscal 2011	225,000	611	—	N/A
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
Fiscal 2005	—	—	—	N/A
2042 Notes
Fiscal 2014	$150,000	$273	$—	$145,680
Fiscal 2013	150,000	318	—	148,920
Fiscal 2012	—	—	—	N/A
Fiscal 2011	—	—	—	N/A
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
Fiscal 2005	—	—	—	N/A
2043 Notes
Fiscal 2014	$150,000	$273	$—	$128,250
Fiscal 2013	—	—	—	—

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

Fiscal 2012	—	—	—	—
Fiscal 2011	—	—	—	—
Fiscal 2010	—	—	—	—
Fiscal 2009	—	—	—	—
Fiscal 2008	—	—	—	—
Fiscal 2007	—	—	—	—
Fiscal 2006	—	—	—	—
Fiscal 2005	—	—	—	—
Convertible Notes
Fiscal 2014	$200,000	$364	$—	$212,734
Fiscal 2013	200,000	424	—	212,000
Fiscal 2012	200,000	529	—	N/A
Fiscal 2011	200,000	544	—	N/A
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
Fiscal 2005	—	—	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.

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

(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
Note 11. Debt
The Company’s outstanding debt obligations as of March 31, 2014 were as follows:

	March 31, 2014
	Date Issued / Amended	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Final Maturity Date
Senior Secured Facility	2013	$1,250	$602	2018
Senior Secured Notes	2010	225	225	2015
Senior Secured Notes (Series A)	2011	29	29	2016
Senior Secured Notes (Series B)	2011	16	16	2018
2042 Notes	2012	150	150	2042
2043 Notes	2013	150	150	2043
Convertible Notes	2011	200	200	2016
Total Debt Obligations		$2,020	$1,372

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

Senior Secured Facility
On September 13, 2013, the Company amended and restated its senior secured, multi-currency, revolving credit facility (the “Senior Secured Facility”). The facility increased the lenders’ commitments totaling approximately $1,250,000 and extended the final maturity date to through August 31, 2018, and allows the Company to seek additional commitments from new and existing lenders in the future, up to an aggregate facility size not to exceed $1,710,000. The Senior Secured Facility is secured by substantially all of the assets in Apollo Investment’s portfolio, including cash and cash equivalents. Commencing September 30, 2017, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the Senior Secured Facility as of August 31, 2017. Pricing for Alternate Base Rate (ABR) borrowings is 100 basis points over the applicable Prime Rate and pricing for eurocurrency borrowings is 200 basis points over the LIBOR Rate. The Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Senior Secured Facility and a letter of credit participation fee of 2.00% per annum plus a letter of credit fronting fee of 0.25% per annum on the letters of credit issued. The Senior Secured Facility contains affirmative and restrictive covenants, including: (a) periodic financial reporting requirements, (b) maintaining minimum stockholders’ equity of the greater of (i) 40% of the total assets of Apollo Investment and its consolidated subsidiaries as at the last day of any fiscal quarter and (ii) the sum of (A) $845,000 plus (B) 25% of the net proceeds from the sale of equity interests in Apollo Investment after the closing date of the Senior Secured Facility, (c) maintaining a ratio of total assets, less total liabilities (other than indebtedness) to total indebtedness, in each case of Apollo Investment and its consolidated subsidiaries, of not less than 2.0:1.0, (d) limitations on the incurrence of additional indebtedness, including a requirement to meet a certain minimum liquidity threshold before Apollo Investment can incur such additional debt, (e) limitations on liens, (f) limitations on investments (other than in the ordinary course of Apollo Investment’s business), (g) limitations on mergers and disposition of assets (other than in the normal course of Apollo Investment’s business activities), (h) limitations on the creation or existence of agreements that permit liens on properties of Apollo Investment’s consolidated subsidiaries and (i) limitations on the repurchase or redemption of certain unsecured debt and debt securities. In addition to the asset coverage ratio described in clause (c) of the preceding sentence, borrowings under the Senior Secured Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in Apollo Investment’s portfolio. The Senior Secured Facility also provides for the issuance of letters of credit for up to an aggregate amount of $125,000. As of March 31, 2014 and March 31, 2013, the Company had $15,746 and $0, respectively in standby letters of credit issued through the Senior Secured Facility. The amount available for borrowing under the Senior Secured Facility is reduced by any standby letters of credit issued. The available remaining capacity under the Senior Secured Facility was $631,993 at March 31, 2014. Terms used in the this paragraph have the meanings set forth in the Senior Secured Facility.
Subsequent to March 31, 2014, the size of the Senior Secured Facility was increased to $1,270,000.
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
On September 29, 2011, the Company closed a private offering of $45,000 aggregate principal amount of senior secured notes (the “Notes”) consisting of two series: (1) 5.875% Senior Secured Notes, Series A, of the Company due September 29, 2016 in the aggregate principal amount of $29,000; and (2) 6.250% Senior Secured Notes, Series B, of the Company due September 29, 2018, in the aggregate principal amount of $16,000. The Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Interest on the Senior Secured Notes is due semi-annually on March 29 and September 29, commencing on March 29, 2012.
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
The following chart summarizes the components of average outstanding debt, maximum amount of debt outstanding, and the annualized interest cost, including commitment fees, for the fiscal years ended March 31, 2014 and 2013:

	Fiscal Year Ended March 31, 2014	Fiscal Year Ended March 31, 2013
Average outstanding debt balance	$1,238,940	$1,036,780
Maximum amount of debt outstanding	1,564,228	1,231,035

Weighted average annualized interest cost, including commitment fees, but excluding debt issuance costs (1)	4.95%	4.75%
Annualized amortized debt issuance cost	0.57%	0.86%
Total annualized interest cost	5.52%	5.61%
_________________

(1)	Commitment fees for the fiscal years ended March 31, 2014 and March 31, 2013 were $2,659 and $2,643, respectively.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

As of March 31, 2014, the Company is in compliance with all debt covenants.
Note 12. Stockholders' Equity
The following table summarizes the total shares issued and proceeds received in public offerings of the Company's common stock net of underwriting discounts and offering costs for the fiscal years ended March 31, 2014 and 2013:

2014	Shares Issued	Offering Price per Share	Proceeds net of underwriting discounts and offering costs
May 2013 public offering	21,850,000	$8.60	$181,819
February 2014 public offering	12,000,000	8.69	103,724
Total for the fiscal year ended March 31, 2014	33,850,000		$285,543
The Company used the net proceeds from the public offerings during fiscal year March 31, 2014 to repay outstanding debt. Additionally, there were no shares issued for the fiscal year ended March 31, 2013.
 Apollo Investment Management, L.P. (“AIM”), our investment adviser, has agreed to waive the base management and incentive fees associated with the incremental shares issued on the May 20, 2013 offering through March 31, 2015.
Note 13(a). Income Tax Information and Distributions to Stockholders

Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from accounting principles generally accepted in the United States of America; accordingly, at March 31, 2014, $26,182 was reclassified on our statement of asset and liabilities between accumulated net realized loss and over-distributed net investment income and $2,684 was reclassified between accumulated over-distributed net investment income and paid-in capital in excess of par. Total earnings and net asset value are not affected.
The tax character of dividends for the fiscal year ended March 31, 2014 was as follows:

Ordinary income	$182,193
Tax Return of Capital	$—
As of March 31, 2014, the components of accumulated losses on a tax basis were as follows(1):

Distributable ordinary income	$11,005
Capital loss carryforward(2)(3)	(1,053,971)
Other book/tax temporary differences	(95,158)
Unrealized depreciation	(32,331)
Total accumulated losses	$(1,170,455)
As of March 31, 2014, we had a post-October short-term capital loss deferral of $40,874 which is deemed to arise on April 1, 2014.

(1)	Tax information for the fiscal year ended March 31, 2014 is an estimate and will not be finally determined until the Company files its 2014 tax return in December 2014.

(2)
On March 31, 2014, the Company had net capital loss carryforwards of $36,089, $199,331 and $411,998 which expire in 2017, 2018 and 2019, respectively. These amounts will be available to offset like amounts of any future taxable gains. It is unlikely that capital gains distributions will be paid to stockholders of the Company until net gains have been realized in excess of such capital loss carryforward or the carryforward expires.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

(3)
On December 22, 2010, the Regulated Investment Company Modernization Act of 2010 (the “Act”) was enacted which changed various technical rules governing the tax treatment of regulated investment companies. The changes are generally effective for taxable years beginning after the date of enactment. Under the Act, the fund will be permitted to carry forward capital losses incurred in taxable years beginning after the date of enactment for an unlimited period. However, any losses incurred during those future taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital losses that are carried forward will retain their character as either short-term or long-term losses rather than being considered all short-term as under previous law. As of March 31, 2014, the Company had a post-enactment short-term capital loss of $57,724 and long-term capital loss carryforward of $348,829. This loss is deemed to arise on April 1, 2014.

The tax character of dividends for the fiscal year ended March 31, 2013 was as follows:

Ordinary income	$159,629
Tax Return of Capital	2,684
As of March 31, 2013, the components of accumulated losses on a tax basis were as follows (1):

Distributable ordinary income	$—
Capital loss carryforward (2)(3)	(936,167)
Other book/tax temporary differences	(60,510)
Unrealized depreciation	(259,773)
Total accumulated losses	$(1,256,450)
As of March 31, 2013, we had a post-October capital loss deferral of $15,997 which is deemed to arise on April 1, 2013.

(1)	Tax information for the fiscal year ended March 31, 2013 is an estimate and was not finally determined until the Company filed its 2013 tax return in December 2013.

(2)
On March 31, 2013, the Company had net capital loss carryforwards of $36,089, $199,331 and $411,998 which expire in 2017, 2018 and 2019, respectively. These amounts will be available to offset like amounts of any future taxable gains. It is unlikely that capital gains distributions will be paid to stockholders of the Company until net gains have been realized in excess of such capital loss carryforward or the carryforward expires.

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

Note 13(b). Other Tax Information
The percentage of ordinary income distributions paid during the fiscal year ended March 31, 2014 eligible for qualified dividend income treatment is 1.31%. The percentage of ordinary income distributions paid during the fiscal year ended March 31, 2014 eligible for the 70% dividends received deduction for corporate stockholders is 1.31%.
The percentage of ordinary income distributions paid during the fiscal year ended March 31, 2013 eligible for qualified dividend income treatment is 1.54%. The percentage of ordinary income distributions paid during the fiscal year ended March 31, 2013 eligible for the 70% dividends received deduction for corporate stockholders is 1.54%.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

Note 14. Selected Quarterly Financial Data (unaudited)

Quarter Ended	Investment Income		Net Investment Income		Net Realized And Unrealized Gain (Loss) on Assets		Net Increase (Decrease) In Net Assets From Operations (on a basic, non-diluted basis)		Net Increase (Decrease) In Net Assets From Operations (on a diluted basis)
	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
March 31, 2014	$96,404	$0.42	$49,612	$0.22	$20,293	$0.09	$69,905	$0.31	$72,392	$0.30
December 31, 2013	94,561	0.42	49,683	0.22	56,055	0.25	105,738	0.47	108,286	0.45
September 30, 2013	93,708	0.42	49,586	0.22	26,839	0.12	76,425	0.34	78,973	0.33
June 30, 2013	96,673	0.45	52,367	0.25	(33,563)	(0.16)	18,804	0.09	21,359	0.09
March 31, 2013	84,617	0.42	42,066	0.21	23,755	0.12	65,821	0.32	68,389	0.31
December 31, 2012	83,212	0.41	42,080	0.21	(64,824)	(0.32)	(22,744)	(0.11)	(20,169)	(0.11)
September 30, 2012	83,832	0.41	44,482	0.22	28,554	0.14	73,036	0.36	75,610	0.35
June 30, 2012	80,333	0.40	38,732	0.19	(50,374)	(0.25)	(11,642)	(0.06)	(9,048)	0.06
Note 15. Commitments and Contingencies
As of March 31, 2014, the Company’s commitments and contingencies were as follows:

As of March 31, 2014
Unfunded revolver obligations and bridge loans commitments (1)	$408,554
Unfunded delayed draw commitments on senior loans to portfolio companies	138,680
Unfunded delayed draw commitments on senior loans to portfolio companies (performance thresholds not met) (2)	48,923
Standby letters of credit issued for certain portfolio companies for which the Company and portfolio companies are liable	16,379
_________________

(1)
Included in this amount is $114,066 unfunded revolver commitment for Merx Aviation Finance Holdings II, LLC. Additional, the amounts may or may not be funded to the borrowing party in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of March 31, 2014, subject to the terms of each loan’s respective credit agreements.

(2)	The borrower is required to meet certain performance thresholds before the Company is obligated to fulfill the commitments and those performance thresholds were not met as of March 31, 2014.
AIC’s commitments are subject to the consummation of the underlying corporate transactions and conditional upon receipt of all necessary stockholder, regulatory and other applicable approvals.
Note 16. Subsequent Events
On May 19, 2014, the Board of Directors declared a dividend of $0.20 per share for the fourth fiscal quarter of 2014, payable on July 7, 2014 to stockholders of record as of June 20, 2014.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As of March 31, 2014 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b) Management’s Report on Internal Control Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting, which appears on page 46 of this Form 10-K, is incorporated by reference herein.
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
(d) Changes in Internal Controls Over Financial Reporting
Management has not identified any change in the Company’s internal control over financing reporting that occurred during the fourth fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Directors
Information regarding the board of directors is as follows:

Name	Age	Position	Director Since	Expiration of Term
Interested Directors
John J. Hannan	61	Chairman of the Board and Director	2004	2015
James C. Zelter	51	Chief Executive Officer and Director	2008	2015
Independent Directors
R. Rudolph Reinfrank	58	Director	2013	2015
Jeanette Loeb	61	Director	2011	2014
Frank C. Puleo	68	Director	2008	2014
Carl Spielvogel	85	Director	2004	2014
Elliot Stein, Jr.	65	Director	2004	2016
Bradley J. Wechsler	62	Director	2004	2016
The address for each director is c/o Apollo Investment Corporation, 9 West 57th Street, New York, NY 10019.
Executive officers who are not directors
Information regarding our executive officers who are not directors is as follows:

Name	Age	Position
Edward J. Goldthorpe	37	President and Chief Investment Officer
Gregory W. Hunt	57	Chief Financial Officer and Treasurer
John J. Suydam	54	Vice President and Chief Legal Officer
Cindy Z. Michel	40	Vice President and Chief Compliance Officer
Joseph D. Glatt	40	Vice President and Secretary
The address for each executive officer is c/o Apollo Investment Corporation, 9 West 57th Street, New York, NY 10019.

Biographical information
Directors
Our directors have been divided into two groups — independent directors and interested directors. Interested directors are interested persons as defined in the 1940 Act.

Independent Directors
R. Rudolph Reinfrank (58) Director. Mr. Reinfrank became a Director of Apollo Investment Corporation in June 2013. Mr. Reinfrank currently serves as a Director of Parker Drilling Company Inc. Since October 2009 Mr. Reinfrank has served as the Managing General Partner of Riverford Partners, LLC, a strategic advisory and investment firm based in Los Angeles, CA (“Riverford”). Riverford acts as an investor, board member and strategic adviser to growth companies and companies in transition. In 2000, Mr. Reinfrank co-founded and served as a Managing General Partner of Clarity Partners, L.P. until 2009. In 1997, he co-founded and serves as a Managing General Partner of Rader Reinfrank & Co. In 2006, he co-founded Clarity China, L.P. Mr. Reinfrank is also a Senior Adviser to Pall Mall Capital, Limited (London) and Transnational Capital Corporation.
Jeanette Loeb (61) Director. Ms. Loeb became a Director of Apollo Investment Corporation on August 2011. Ms. Loeb currently serves as a Director of PetCareRx, and is a former Chairman and CEO of the company a leading e-commerce pet pharmacy that sells pet medications, supplies and food directly to the consumer. Ms. Loeb joined PetCareRx, Inc. in 2001. From 1977 until 1994, Ms. Loeb was an investment banker at Goldman Sachs, where she served as the head of the Structured Finance Department in the US. Ms. Loeb was named the first woman partner of Goldman Sachs in 1986 and served as a partner from 1986-1994. Ms. Loeb received an MBA from Harvard Business School and graduated Phi Beta Kappa from Wellesley College with a BA in economics. She currently serves on the board and the finance committee of New York City Center, the board and audit committee of the United Nations Development Corporation, the board for Alliance Bernstein Multi-Manager Alternative Fund and has previously been a member of the board of the Collegiate School, the Treasurer and a board member of the Society of Memorial Sloan Kettering and a founding member of the Wellesley Business Leadership Council.
Frank C. Puleo (68) Director. Mr. Puleo became a Director of Apollo Investment Corporation on February 4, 2008. Mr. Puleo currently serves as a Director of CIFC Deerfield Corp., a credit asset manager, South Street Holdings, LLC. (formerly known as CMET Finance Holdings, Inc.), a company that finances securities inventory for customers and dealers and licenses trade processing software, SLM Corp., a student loan company, and Syncora Capital Assurance, Inc., a monoline financial guaranty and insurance company. Previously Mr. Puleo was a partner at Milbank, Tweed, Hadley & McCloy LLP where he advised clients on structured finance transactions, bank and bank holding company regulatory and securities law matters. Mr. Puleo became a partner of Milbank, Tweed, Hadley & McCloy LLP in 1978 and Co-Chair of the firm’s Global Finance Group in 1995 until retiring at the end of 2006. He was a member of the firm’s Executive Committee from 1982 to 1991 and from 1996 to 2002. Mr. Puleo served as a Lecturer at Columbia University School of Law from 1997 to 2001.
Carl Spielvogel (85) Director. Ambassador Spielvogel became a Director of Apollo Investment Corporation in March 2004. Ambassador Spielvogel was and is currently Chairman and Chief Executive Officer of Carl Spielvogel Associates, Inc., an international management and counseling company, from 1997 to 2000, and from 2001 to present. From 2000-2001, Ambassador Spielvogel served as U.S. Ambassador to the Slovak Republic, based in Bratislava, Slovakia. He served as a Director of Interactive Data Corporation, Inc. from 1996 to 2009, and as a member of its Audit Committee and Chairman of the Independent Shareholders Committee. From 1994 to 1997, Ambassador Spielvogel was Chairman and Chief Executive Officer of the United Auto Group, Inc., one of the first publicly-owned auto dealership groups. Earlier, Ambassador Spielvogel was Chairman and Chief Executive Officer of Backer Spielvogel Bates Worldwide, a global marketing communications company from 1985 to 1994. Ambassador Spielvogel is a trustee of the Metropolitan Museum of Art; a member of the Board of Trustees and Chairman of the Business Council of the Asia Society; a member of the Board of Trustees of Lincoln Center for the Performing Arts; a member of the Council on Foreign Relations; a member of the Executive Committee of the Council of American Ambassadors’; a Trustee and member of the Executive Committee of the State University of New York, and a former Fellow of the Kennedy School of Government at Harvard University. Before becoming an Ambassador, he was a Governor of the United States Government Board of Broadcasting.
Elliot Stein, Jr. (65) Director. Mr. Stein became a Director of the Company in March 2004 and currently serves as lead Independent Director. Mr. Stein has also been a director of Apollo Senior Floating Rate Fund Inc. since 2011 and a director of Apollo Tactical Income Fund Inc since 2013. He is currently Chair of Senturion Forecasting, LLC and Accertas, LLC, two private companies. He is also a Managing Director of Commonwealth Capital Partners and has served as Chairman of Caribbean International News Corporation since 1985. Mr. Stein is also a board member of various private companies including Multi-Pak Holdings, Cohere Communications and Assay Healthcare Solutions. Mr. Stein is a Trustee of Claremont Graduate University and the New School University. He is a member of the Council on Foreign Relations. He formerly served as a Director of Bizzingo, Inc. and various private companies, including VTG Holdings and Bargain Shop Holdings, Inc.
Bradley J. Wechsler (62) Director. Mr. Wechsler became a Director of Apollo Investment Corporation in April 2004. Mr. Wechsler was the Co-Chairman and Co-Chief Executive Officer of IMAX Corporation from May, 1996 through April, 2009 and is currently Chairman. Previously Mr. Wechsler has had several executive positions in the entertainment and finance industries. Mr. Wechsler is a Vice-Chairman of the board of the NYU Hospital and Medical Center, a member of the Executive Committee and chairs its Finance Committee. In addition, he sits on the boards of Assay Healthcare Solutions, the Ethical Culture Fieldston Schools and Math for America. He is also a member of the Academy of Motion Picture Arts and Sciences.

Interested directors
John J. Hannan (61) Chairman of the Board of Directors. Mr. Hannan became a Director of Apollo Investment Corporation in March 2004 and was elected as Chairman of the Board of Directors in August 2006. He served as the Chief Executive Officer from February 2006 to November 2008. Mr. Hannan, a senior partner of Apollo Management, L.P., co-founded Apollo Management, L.P. in 1990. He formerly served as a director for Vail Resorts, Inc. and Goodman Global, Inc.
James C. Zelter (51) Chief Executive Officer and Director. Mr. Zelter joined Apollo in 2006. He became the Chief Executive Officer and a Director of Apollo Investment Corporation in November 2008. He is the Managing Partner of Apollo Capital Management (“ACM”). The funds in the ACM platform include: Apollo Strategic Value Fund, Apollo Credit Opportunity Fund I and II, Apollo Asia Opportunity Fund and Apollo European Principal Finance Fund. ACM also includes Apollo Investment Management, L.P. the investment manager to Apollo Investment Corporation. Prior to joining Apollo, Mr. Zelter was with Citigroup and its predecessor companies from 1994 to 2006. From 2003 to 2005, Mr. Zelter was Chief Investment Officer of Citigroup Alternative Investments, and prior to that he was responsible for the firm’s Global High Yield franchise.
Executive Officers who are not directors
Edward J. Goldthorpe (37) Chief Investment Officer and President. Mr. Goldthorpe began his term as President of Apollo Investment Corporation and as Chief Investment Officer of AIM in May 2012. Previously, Mr. Goldthorpe was employed by Goldman Sachs for 13 years. He served most recently as a Managing Director with the Bank Loan Distressed Investing Desk (2009 to 2012), and prior to that Mr. Goldthorpe was a Managing Director with the Special Situations Group within the firm’s Securities Division (2005 to 2009). Prior to that, Mr. Goldthorpe was a Vice President in the High Yield Distressed Group (2001 to 2005), an analyst in the Merchant Banking Division (2000 to 2001), and an analyst in the Investment Banking Division (1999 to 2000). Mr. Goldthorpe received a B.A. in Commerce from Queen’s University in Kingston, Ontario. Mr. Goldthorpe currently serves on the Global Advisory Board for the Queen’s School of Business. He is also the Chairman of the Young Fellowship of The Duke of Edinburgh’s Award.
Gregory W. Hunt (57) Chief Financial Officer and Treasurer. Mr. Hunt began his term as Chief Financial Officer and Treasurer of Apollo Investment Corporation in May 2012. Previously, Mr. Hunt was Executive Vice President and Chief Financial Officer for Yankee Candle which he joined in April 2010. Prior to joining Yankee Candle, Mr. Hunt served as the Executive Vice President of Strategic and Commercial Development for Norwegian Cruise Lines from 2007 to 2009. Prior to joining Norwegian Cruise Lines, Mr. Hunt served as Chief Financial Officer and Chief Restructuring Officer of Tweeter Home Entertainment Group, Inc. from 2006 to 2007 and Chief Financial Officer and Co-Chief Executive of Syratech Corporation from 2001 to 2006. Prior to Syratech, Mr. Hunt held several senior financial leadership positions including Chief Financial Officer of NRT Inc., Culligan Water Technologies, Inc. and Samsonite Corporation. Mr. Hunt also serves as a member of the Board of Advisors for the University of Vermont School of Business.
John J. Suydam (54) Chief Legal Officer and Vice President. Mr. Suydam joined Apollo Investment Corporation in 2006. Mr. Suydam also serves as the Chief Legal Officer of Apollo Global Management, LLC, a position he has held since 2006. From 2002 to 2006, Mr. Suydam was a partner at O’Melveny & Myers LLP, where he served as head of Mergers & Acquisitions and co-head of the Corporate Department. Prior to that time, Mr. Suydam served as chairman of the law firm O’Sullivan, LLP which specialized in representing private equity investors. Mr. Suydam serves as a trustee of the New York University School of Law and is a member of the Department of Medicine Advisory Board of The Mount Sinai Medical Center. Mr. Suydam also serves as a member of the board of directors of the Big Apple Circus and Environmental Solutions Worldwide Inc. Mr. Suydam received his JD from New York University School of Law and graduated magna cum laude with a BA in History from the State University of New York at Albany.
Cindy Z. Michel (40) Chief Compliance Officer and Vice President. Ms. Michel was appointed Chief Compliance Officer and Vice President of Apollo Investment Corporation in 2010. Ms. Michel joined Apollo Global Management, LLC in 2007 as its Director of Compliance and since 2014 has been the firm's Chief Compliance Officer. Prior to joining Apollo, Ms. Michel served as the Director of Compliance of the Private Equity Division at Lehman Brothers. Prior to that, she was associated with the investment bank Credit-Suisse Securities as a member of its Compliance Department supporting the Private Equity and Investment Banking businesses. Before joining Credit-Suisse, Ms. Michel was associated with the law firm of DLA Piper.
Joseph D. Glatt (40) Secretary and Vice President. Mr. Glatt was appointed Secretary of Apollo Investment Corporation in 2010 and Vice President in 2009. Mr. Glatt is also currently General Counsel of Apollo Capital Management L.P., a position he has held since 2007 and since 2011 he has served as the Chief Legal Officer of Apollo Senior Floating Rate Fund Inc., and Apollo Tactical Income Fund Inc. Previously, Mr. Glatt was associated with the law firms of Simpson Thacher & Bartlett LLP from 1998 to 2003 and Schulte Roth & Zabel LLP from 2003 to 2007, in each case, primarily focusing on mergers and acquisitions, leveraged buyouts and capital markets activities.

Additional information required by this item, including for example, director qualifications, is contained in the Registrant’s definitive Proxy Statement for its 2013 Annual Stockholders Meeting under the caption, “Information about the Nominees and Directors” to be filed with the Securities and Exchange Commission within 120 days after March 31, 2013 and is incorporated herein by reference.
The Audit Committee
The audit committee operates pursuant to an audit committee charter approved by the board of directors. The charter sets forth the responsibilities of the audit committee, which include selecting or retaining each year an independent registered public accounting firm (the “auditors”) to audit the accounts and records of the Company; reviewing and discussing with management and the auditors the annual audited financial statements of the Company, including disclosures made in management’s discussion and analysis, and recommending to the board of directors whether the audited financial statements should be included in the Company’s annual report on Form 10-K; reviewing and discussing with management and the auditors the Company’s quarterly financial statements prior to the filings of its quarterly reports on Form 10-Q; pre-approving the auditors’ engagement to render audit and/or permissible non-audit services; and evaluating the qualifications, performance and independence of the auditors. The audit committee is presently composed of six persons: Messrs. Reinfrank, Puleo, Spielvogel, Stein, Wechsler, and Ms. Loeb, all of whom are independent directors and are otherwise considered independent under the listing standards of NASDAQ Marketplace Rule 5605(a)(2). The Company’s board of directors has determined that Mr. Reinfrank is an “audit committee financial expert” as that term is defined under Item 401 of Regulation S-K under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). The Audit Committee Charter is available on the Company’s website (www.apolloic.com).
Section 16(a) Beneficial Ownership Reporting Compliance
Pursuant to Section 16(a) of the Exchange Act, the Company’s Directors and Executive Officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the Securities and Exchange Commission (the “Commission”) and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4 and 5 filed by such persons and information provided by the Company’s Directors and officers, the Company believes that during the fiscal year ended March 31, 2014, all Section 16(a) filing requirements applicable to such persons were met in a timely manner, except that a change in Ms. Loeb’s beneficial ownership of the Company’s common stock, due to administrative oversight, was reported on a Form 4 three business days later than required by Section 16(a) and the general instructions to Form 4.
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
Summary Compensation Table
The following table shows information regarding the compensation expected to be received by the independent directors and executive officers for the fiscal year ended March 31, 2014. No compensation is paid to directors who are “interested persons.”

Name	Aggregate compensation from Apollo Investment	Pension or retirement benefits accrued as part of our expenses(1)	Total compensation from Apollo Investment paid to director/ officer
Independent directors
R. Rudolph Reinfrank	$154,000	None	$154,000
Jeanette Loeb	163,500	None	163,500
Frank C. Puleo	162,000	None	162,000
Carl Spielvogel	146,000	None	146,000
Elliot Stein, Jr.	173,250	None	173,250
Bradley J. Wechsler	150,500	None	150,500
Ashok Bakhru(3)	40,750	None	40,750
Interested directors
John J. Hannan	None	None	None
James C. Zelter(2)	None	None	None
Executive Officers
Edward J. Goldthorpe	None	None	None
Gregory W. Hunt	None	None	None
John J. Suydam	None	None	None
Cindy Michel	None	None	None
Joseph Glatt	None	None	None

(1)	We do not have a profit sharing or retirement plan, and directors do not receive any pension or retirement benefits.

(2)	James C. Zelter is also an executive officer of Apollo Investment Corporation.

(3)	As of June 2013, Mr. Bakhru is no longer serving as a director.
The independent directors’ annual fee is $125,000. The independent directors also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting, $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended, and $1,500 for each telephonic committee or board meeting attended. In addition, the Lead Independent Director receives an annual fee of $25,000, the Chairman of the Audit Committee receives an annual fee of $15,000 and each chairman of any other committee receives an annual fee of $2,500 for additional services in these capacities. Further, we purchase directors’ and officers’ liability insurance on behalf of our directors and officers.
Additional information required by this item, including for example, compensation of officers and directors, is contained in the Registrant’s definitive Proxy Statement for its 2014 Annual Stockholders Meeting under the caption, “Compensation of Directors and Executive Officers” to be filed with the Securities and Exchange Commission within 120 days after March 31, 2014 and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
As of March 31, 2014, there were no persons that owned 25% or more of our outstanding voting securities, and no person would be deemed to control us, as such term is defined in the 1940 Act.

Our directors have been divided into two groups — interested directors and independent directors. Interested directors are “interested persons” as defined in the Investment Company Act of 1940.
The following table sets forth, as of March 31, 2014, certain ownership information with respect to our common stock for those persons whom we believe, based on public filings and/or information provided by such persons, directly or indirectly owned, controlled or held with the power to vote, 5% or more of our outstanding common stock as of that date and all officers and directors, as a group. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power.

Name and address	Type of ownership(1)	Shares owned	Percentage of common stock outstanding
BlackRock, Inc.(2)	Beneficial	12,618,131	5.33%
FMR LLC(3)	Beneficial	22,321,814	9.43%
Thornburg Investment Management Inc.(4)	Beneficial	12,504,742	2.28%
All officers and directors as a group (13 persons)(5)	Beneficial	494,553	*
_________________________

*	Represents less than 1%.

(1)	All of our common stock is owned of record by Cede & Co., as nominee of the Depository Trust Company.

(2)	The principal address for BlackRock, Inc. is 40 East 52nd Street, New York, NY 10022.

(3)	The principal address for FMR LLC is 245 Summer Street, Boston, MA 02210.

(4)	The principal address for Thornburg Investment Management Inc. is 2300 North Ridgetop Road, Santa Fe, New Mexico, 87506.

(5)	The address for all officers and directors is c/o Apollo Investment Corporation, 9 West 57th Street, New York, NY 10019.
The following table sets forth the dollar range of our equity securities beneficially owned by each of our directors as of March 31, 2014. (We are not part of a “family of investment companies,” as that term is defined in the 1940 Act.)

Name of Director	Dollar Range of Equity Securities in Apollo Investment(1)
Independent Directors
R. Rudolph Reinfrank	$100,001 – $500,000
Jeanette Loeb	$100,001 – $500,000
Frank C. Puleo	$50,001 – $100,000
Carl Spielvogel	None
Elliot Stein, Jr.	$100,001 – $500,000
Bradley J. Wechsler	$100,001 – $500,000
Interested Directors
John J. Hannan	$500,001 – $1,000,000
James C. Zelter	Over $1,000,000
_________________________

(1)	Dollar ranges are as follows: None, $1 — $10,000, $10,001 — $50,000, $50,001 — $100,000, $100,001 — $500,000, $500,001 — $1,000,000 or over $1,000,000.

(2)	Dollar range includes shares held through indirect beneficial ownership of a family trust.
Additional information required by this item, including for example, security ownership of management, is contained in the Registrant’s definitive Proxy Statement for its 2014 Annual Stockholders Meeting under the caption, “Security Ownership of Certain Beneficial Owners and Management” to be filed with the Securities and Exchange Commission within 120 days after March 31, 2014 and is incorporated herein by reference.

Item 13. Certain Relationships, Related Transactions, and Director Independence
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
Further information relating to relationships and director independence is hereby incorporated by reference from our 2013 Proxy Statement under the caption “Certain Relationships and Transactions.”
Item 14. Principal Accounting Fees and Services
The audit committee of the board of directors selected PricewaterhouseCoopers LLP as independent registered public accounting firm (the “auditors”) for the Company for the fiscal year ended March 31, 2014. The audit committee has received the written disclosures and the letter from the independent accountant required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the audit committee concerning independence, and has discussed with the independent accountant the independent accountant’s independence.
Audit Fees: Audit fees consist of fees billed for professional services rendered for the quarterly reviews and audit of our financial statements and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings. Audit fees billed during the fiscal years ended March 31, 2014 and March 31, 2013 were $1,431,080 and $1,207,506, respectively.
Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. Audit-related fees billed during the fiscal years ended March 31, 2014 and March 31, 2013 were $147,689 and $111,861, respectively.
Tax Services Fees: Tax services fees consist of fees billed for professional tax services. These services also include assistance regarding federal, state, and local tax compliance. Tax services and fees billed during the fiscal years ended March 31, 2014 and March 31, 2013 were $40,000 and $36,500, respectively, which represented work related to preparation of tax returns, our RIC qualification, excise tax distribution requirements, form extensions, etc.
All Other Fees: Other fees would include fees for products and services other than the services reported above, of which there were none in the fiscal years ended March 31, 2014 and March 31, 2013.
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

Based on the Audit Committee’s discussion with management and the auditors, the Audit Committee’s review of the audited financial statements, the representations of management and the report of the auditors to the Audit Committee, the Audit Committee has recommended that the board of directors include the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 for filing with the Securities and Exchange Commission. The Audit Committee has also appointed PricewaterhouseCoopers LLP to serve as auditors for the fiscal year ending March 31, 2015 pending ratification by the Company’s stockholders.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements.
Refer to Item 8 above.
(a)(2)	Financial Statement Schedules
None.
(a)(3)	Exhibits
	3.1(a)	Articles of Amendment(1)
	3.1(b)	Articles of Amendment and Restatement(2)
	3.2	Third Amended and Restated Bylaws(3)
	4.1	Form of Stock Certificate(4)
	4.2	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the registrant have been omitted but will be furnished to the Commission upon request.
	4.3	Form of Indenture for Debt Securities(5)
	4.4	Form T-1 Statement of Eligibility of The Bank of New York Mellon, as Trustee, with respect to the Form of Indenture for debt securities(5)
	4.5	Indenture, dated as of October 9, 2012, between the Company and U.S. Bank National Association, as trustee(11)
	4.6	First Supplemental Indenture, dated as of October 9, 2012, relating to the 6.625% Senior Notes due 2042, between the Company and U.S. Bank National Association, as trustee(11)
	4.7	Form of 6.625% Senior Notes due 2042 (contained in the First Supplemental Indenture filed as Exhibit (4.6) hereto)(11)
	4.8	Second Supplemental Indenture, dated as of June 17, 2013, relating to the 6.875% Senior Notes due 2043, between the Company and U.S. Bank National Association, as trustee (12)
	4.9	Form of 6.875% Senior Notes due 2043 (contained in the Second Supplemental Indenture filed as Exhibit 4.8 hereto) (12)
	10.1	Amended and Restated Investment Advisory Management Agreement between Registrant and Apollo Investment Management, L.P.(6)
	10.2	Amended and Restated Administration Agreement between Registrant and Apollo Investment Administration, LLC(6)
	10.3	Dividend Reinvestment Plan(7)
	10.4	Custodian Agreement(2)
	10.5	Amended and Restated License Agreement between the Registrant and Apollo Management Holdings, L.P. dated as of May 14, 2012(10)
	10.6	Form of Transfer Agency and Service Agreement(2)
	10.8	Amended & Restated Senior Secured Revolving Credit Agreement, dated as of September 13, 2013.(8)
	11.1	Statement regarding computation of per share earnings*
	14.1	Code of Conduct(9)
	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
	32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).*
	32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).*
_________________________

*	Filed herewith.

(1)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on June 20, 2005.

(2)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 3 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 1, 2004.

(3)	Incorporated by reference from the Registrant’s Form 8-K, filed on November 6, 2009.

(4)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on March 12, 2004.

(5)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 8, 2011.

(6)	Incorporated by reference from the Registrant’s Form 10-K, filed on May 26, 2010.

(7)	Incorporated by reference from the Registrant’s Form 10-K, filed on June 12, 2006.

(8)	Incorporated by reference from the Registrant’s Form 8-K filed on September 19, 2013.

(9)	Incorporated by reference from the Registrant’s Form 10-K, filed on May 29, 2008.

(10)	Incorporated by reference from the Registrant’s Form 10-K, filed on May 22, 2012.

(11)	Incorporated by reference to Exhibits 4.1, 4.2, 4.3, 5.1 and 5.2, as applicable, to the Registrant’s Form 8-K (File No. 814-00646), filed on October 9, 2012.

(12)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable to the Registrant's Form 8-K (File No. 814-00646), files on June 17, 2013.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO INVESTMENT CORPORATION

By:	/s/ James C. Zelter
James C. Zelter Chief Executive Officer
May 20, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ James C. Zelter	Chief Executive Officer and President (principal executive officer)	May 20, 2014
James C. Zelter

/s/ Gregory W. Hunt	Chief Financial Officer and Treasurer (principal financial and accounting officer)	May 20, 2014
Gregory W. Hunt

/s/ John J. Hannan	Chairman of the Board, Director	May 20, 2014
John J. Hannan

/s/ R. Rudolph Reinfrank	Director	May 20, 2014
R. Rudolph Reinfrank

/s/ Bradley J. Wechsler	Director	May 20, 2014
Bradley J. Wechsler

/s/ Carl Spielvogel	Director	May 20, 2014
Carl Spielvogel

/s/ Elliot Stein, Jr.	Director	May 20, 2014
Elliot Stein, Jr.

/s/ Frank C. Puleo	Director	May 20, 2014
Frank C. Puleo

/s/ Jeanette Loeb	Director	May 20, 2014
Jeanette Loeb