Form 10-Q
period 2014-06-30
APOLLO INVESTMENT CORP
filed 2014-08-07
CIK 1278752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of August 7, 2014 was 236,741,351.

APOLLO INVESTMENT CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2014

PART I. FINANCIAL INFORMATION
In this Quarterly Report, “Apollo Investment”, the “Company”, “AIC”, “we”, “us” and “our” refer to Apollo Investment Corporation unless the context otherwise states.

Item 1. Financial Statements

APOLLO INVESTMENT CORPORATION
STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share amounts)

	June 30, 2014 (unaudited)	March 31, 2014
Assets
Non-controlled/non-affiliated investments, at fair value (cost — $2,790,135 and $2,714,971, respectively)	$2,829,627	$2,751,896
Non-controlled/affiliated investments, at fair value (cost — $162,796 and $153,721, respectively)	161,412	144,628
Controlled investments, at fair value (cost — $647,103 and $590,060, respectively)	653,669	582,147
Total investments (cost — $3,600,034 and $3,458,752, respectively)	3,644,708	3,478,671
Cash	10,177	13,413
Foreign currency (cost — $1,384 and $1,305, respectively)	1,386	1,323
Receivable for investments sold	86,874	72,918
Interest receivable	32,829	40,106
Dividends receivable	5,050	3,627
Deferred financing costs	30,010	31,601
Prepaid expenses and other assets	1,315	292
Total assets	$3,812,349	$3,641,951
Liabilities
Debt (see note 6 & 9)	$1,571,018	$1,372,261
Payable for investments purchased	70,580	119,577
Dividends payable	47,348	47,348
Management and performance-based incentive fees payable (see note 3)	33,362	31,108
Interest payable	14,718	14,318
Accrued administrative expenses	2,747	1,915
Other liabilities and accrued expenses	3,703	3,813
Total liabilities	$1,743,476	$1,590,340
Net Assets
Common stock, par value $.001 per share, 400,000,000 and 400,000,000 common shares authorized, respectively, 236,741,351 and 236,741,351 issued and outstanding, respectively	$237	$237
Paid-in capital in excess of par (see note 2)	3,221,802	3,221,829
Over-distributed net investment income (see note 2)	(47,791)	(53,995)
Accumulated net realized loss (see note 2)	(1,146,738)	(1,133,405)
Net unrealized gain	41,363	16,945
Total net assets	$2,068,873	$2,051,611
Total liabilities and net assets	$3,812,349	$3,641,951
Net asset value per share	$8.74	$8.67

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF OPERATIONS (unaudited) (in thousands, except per share amounts)

	Three Months Ended
	June 30, 2014	June 30, 2013
INVESTMENT INCOME:
From non-controlled/non-affiliated investments:
Interest	$82,547	$75,561
Dividends	841	4,264
Other income	2,256	4,476
From non-controlled/affiliated investments:
Interest	1,956	703
Dividends	3,946	4,825
From controlled investments:
Interest	9,120	4,910
Dividends	1,808	1,896
Other income	106	38
Total investment income	$102,580	$96,673
EXPENSES:
Management fees (see note 3)	$18,111	$14,757
Performance-based incentive fees (see note 3)	12,467	12,449
Interest and other debt expenses	18,902	15,845
Administrative services expense	1,433	1,097
Other general and administrative expenses	2,288	2,132
Total expenses	53,201	46,280
Management and performance-based incentive fees waived (see note 3)	$(4,152)	$(1,974)
Expense reimbursements (see note 3)	(20)	—
Net expenses	$49,029	$44,306
Net investment income	$53,551	$52,367
REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS, FOREIGN CURRENCIES AND DERIVATIVES:
Net realized gain (loss):
Investments and cash equivalents
Non-controlled/non-affiliated investments	$(11,716)	$(105,876)
Non-controlled/affiliated investments	(107)	—
Controlled investments	—	7,966
Net realized loss from investments and cash equivalents	$(11,823)	$(97,910)
Foreign currencies
Non-controlled/non-affiliated investments	$380	$(177)
Non-controlled/affiliated investments	—	—
Controlled investments	—	(11)
Foreign debt	(1,890)	2,164
Net realized gain (loss) from foreign currencies	$(1,510)	$1,976
Net realized gain (loss)	$(13,333)	$(95,934)
Net change in unrealized gain (loss):
Investments and cash equivalents
Non-controlled/non-affiliated investments	$2,595	$64,225
Non-controlled/affiliated investments	7,709	(3,933)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF OPERATIONS (unaudited) (continued) (in thousands, except per share amounts)

Controlled investments	14,501	(3,098)
Net change in unrealized gain (loss) from investments and cash equivalents	$24,805	$57,194
Foreign currencies
Non-controlled/non-affiliated investments	$(177)	$226
Non-controlled/affiliated investments	—	—
Controlled investments	(79)	(1)
Foreign debt	(131)	(1,903)
Net change in unrealized gain (loss) from foreign currencies	$(387)	$(1,678)
Derivatives	$—	$6,855
Net change in unrealized gain	$24,418	$62,371
Net realized and unrealized gain (loss) from investments, cash equivalents, foreign currencies and derivatives	11,085	(33,563)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$64,636	$18,804
EARNINGS PER SHARE — BASIC (see note 4)	$0.27	$0.09
EARNINGS PER SHARE — DILUTED (see note 4)	$0.27	$0.09

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except shares)

	Three months ended June 30, 2014 (unaudited)	Year ended March 31, 2014
Increase (decrease) in net assets from operations:
Net investment income	$53,551	$201,248
Net realized loss	(13,333)	(106,507)
Net change in unrealized gain	24,418	176,131
Net increase in net assets resulting from operations	64,636	270,872

Dividends and distributions to stockholders (see note 2):
Distribution of income	(47,348)	(182,193)
Return of capital	—	—
Total dividends and distributions to stockholders	(47,348)	(182,193)

Capital share transactions:
Net proceeds from shares sold	—	286,553
Less offering costs	(26)	(1,010)
Reinvestment of dividends	—	—
Net increase (decrease) in net assets from capital share transactions	(26)	285,543

Total increase (decrease) net assets:	17,262	374,222
Net assets at beginning of period	2,051,611	1,677,389
Net assets at end of period	$2,068,873	$2,051,611

Capital share activity
Shares sold	—	33,850,000
Shares issued from reinvestment of dividends	—	—
Net capital share activity	—	33,850,000

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Three months ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$64,636	$18,804
Adjustments to reconcile net increase (decrease):
PIK interest and dividends	(11,545)	(12,098)
Net amortization on investments	(2,688)	(2,285)
Amortization of deferred financing costs	1,746	1,821
Increase (decrease) from foreign currency transactions	(1,831)	2,123
Net change in unrealized gain on investments, cash equivalents, foreign currencies and derivatives	(24,418)	(62,371)
Net realized loss on investments, cash equivalents, and foreign currencies	13,333	95,934
Changes in operating assets and liabilities:
Restricted cash	—	(5,180)
Purchase of investments and cash equivalents	(649,512)	(788,349)
Proceeds from derivatives	—	4,156
Proceeds from disposition of investments and cash equivalents	510,753	572,722
Increase in receivables for investments sold	(13,956)	(2,415)
Decrease in interest receivable	7,277	7,541
Increase in dividends receivable	(1,423)	(2,147)
Increase in prepaid expenses and other assets	(1,023)	(675)
Increase (decrease) in payable for investments purchased	(48,997)	75,538
Increase in management and performance-based incentive fees payable	2,254	2,658
Increase in interest payable	400	669
Increase in accrued administrative expenses	832	233
Increase (decrease) in other liabilities and accrued expenses	(110)	695
Net cash (used in) provided by operating activities	$(154,272)	$(92,626)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	$—	$182,273
Offering costs for the issuance of common stock	(26)	(350)
Dividends paid in cash	(47,348)	(40,578)
Proceeds from debt	956,000	681,559
Payments on debt	(757,356)	(713,912)
Deferred financing costs paid	(155)	(5,344)
Net cash provided by financing activities	$151,115	$103,648
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(3,157)	$11,022
Effect of exchange rates on cash balances	(16)	(135)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	$14,736	$6,197
CASH AND CASH EQUIVALENTS, END OF YEAR	$11,563	$17,084

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (unaudited) June 30, 2014 (in thousands)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—136.8%	Interest Rate	Maturity Date	Industry	Par Amount*	Cost	Fair Value (1)
CORPORATE DEBT—125.6%
SECURED DEBT—87.4%
1st Lien Secured Debt—37.3%
Altegrity, Inc. t†	9.500%	7/1/19	Diversified Service	$3,000	$3,000	$3,023
Altegrity, Inc. †	L+825	7/1/19	Diversified Service	4,500	4,433	4,444
Archroma ‡	9.50% (L+825, 1.25% Floor)	10/1/18	Chemicals	45,459	44,972	46,198
Avanti Communication Group PLC t‡	10.000%	10/1/19	Telecommunications	2,891	3,035	3,068
Avaya, Inc., (Revolver) †	2.90% (L+275) Funded, 0.50% Unfunded	10/26/16	Telecommunications	18,392	18,392	16,967
Aveta, Inc.	9.75% (L+825, 1.50% Floor)	12/12/17	Healthcare	58,287	56,987	58,797
Caza Petroleum, Inc.	12.00% (L+1000, 2.00% Floor)	5/23/17	Oil and Gas	45,000	43,701	44,145
Confie Seguros Holding II Co., (Revolver) †	6.75% (P+350, 3.25% Floor) Funded, 0.50% Unfunded	12/10/18	Insurance	210	210	191
Deep Gulf Energy II, LLC	11.500%	3/31/17	Oil and Gas	25,000	25,000	25,000
Delta Educational Systems, Inc.	16.00% (8.00% Cash/8.00% PIK)	12/11/16	Education	5,546	5,546	5,546
Evergreen Tank Solutions, Inc.	9.50% (L+800, 1.50% Floor)	9/28/18	Containers, Packaging, and Glass	41,214	40,734	41,420
Extraction Oil & Gas Holdings, LLC	11.000%	5/29/19	Oil and Gas	25,000	24,630	24,625
GenCorp, Inc. ‡	9.50% (L+850, 1.00% Floor)	4/18/22	Aerospace and Defense	39,500	39,500	39,500
Great Bear Petroleum Operating, LLC	12.000%	10/1/17	Oil and Gas	5,064	5,064	5,064
Hunt Companies, Inc. t	9.625%	3/1/21	Buildings and Real Estate	41,210	40,714	43,322
Lee Enterprises, Inc. t‡	9.500%	3/15/22	Media	13,000	13,000	13,894
M&G Chemicals, S.A. ‡	8.73% (L+850)	3/28/16	Chemicals	5,000	5,000	5,000
Magnetation, LLC t	11.000%	5/15/18	Mining	16,400	16,455	17,999
Maxus Capital Carbon SPE I, LLC (Skyonic Corp.)	13.000%	9/18/19	Chemicals	60,000	60,000	60,000
Molycorp, Inc. ‡	10.000%	6/1/20	Diversified Natural Resources, Precious Metals and Minerals	50,424	49,990	46,453
My Alarm Center, LLC †	8.50% (L+750, 1.00% Floor)	1/9/18	Business Services	42,613	42,613	42,613
My Alarm Center, LLC †	8.50% (L+750, 1.00% Floor)	1/9/18	Business Services	4,661	4,661	4,661
Osage Exploration & Development, Inc. ‡	13.00% (L+1100, 2.00% Floor)	4/27/16	Oil and Gas	25,000	24,588	24,250
Panda Sherman Power, LLC	9.00% (L+750, 1.50% Floor)	9/14/18	Energy	15,000	14,830	15,375
Panda Temple Power, LLC	11.50% (L+1000, 1.50% Floor)	7/17/18	Energy	25,500	25,117	26,217
Pelican Energy, LLC ‡	10.00% (7.00% Cash/3.00% PIK)	12/31/18	Oil and Gas	24,119	23,209	24,601
Reichhold Holdings International B.V. ‡	10.75% (L+975, 1.00% Floor)	12/19/16	Chemicals	22,500	22,500	22,500
Sand Waves, S.A. (Endeavour Energy UK Limited) ‡	9.750%	12/31/15	Oil and Gas	12,083	12,083	12,083

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (unaudited) (continued) June 30, 2014 (in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—136.8%	Interest Rate	Maturity Date	Industry	Par Amount*		Cost	Fair Value (1)
1st Lien Secured Debt—37.3% (continued)
Spotted Hawk Development, LLC ‡	14.00% (13.00% Cash/1.00% PIK)	6/30/16	Oil and Gas		$32,386	$31,847	$32,386
Sunrun Solar Owner IX, LLC	9.079%	12/31/24	Energy		3,574	3,422	3,422
UniTek Global Services, Inc., (Revolver)†	10.25% (L+925, 1.00% Floor) Funded, 2.00% Unfunded	4/15/16	Telecommunications		37,652	37,652	37,652
Walter Energy, Inc. t‡	9.500%	10/15/19	Mining		21,257	21,676	21,636
Total 1st Lien Secured Debt						$764,561	$772,052

Unfunded Revolver Obligations—(0.3)%
Avaya, Inc., (Unfunded Revolver) (8)	L+275 Funded, 0.50% Unfunded	10/26/16	Telecommunications		$18,392	$(4,699)	$(1,425)
BMC Software, Inc., (Unfunded Revolver) (8)	L+400 Funded, 0.50% Unfunded	9/10/18	Business Services		30,760	(3,281)	(2,768)
Confie Seguros Holding II Co., (Unfunded Revolver) (8) †	P+350 Funded, 0.50% Unfunded	12/10/18	Insurance		3,641	(409)	(328)
Laureate Education, Inc., (Unfunded Revolver) (8)‡	L+375 Funded, 0.625% Unfunded	6/16/16	Education		28,880	(2,888)	(2,455)
Reichhold Holdings International B.V., (Unfunded Revolver) ‡†	L+600 Funded, 1.50% Unfunded	12/19/16	Chemicals		12,500	—	—
Salix Pharmaceuticals, Ltd., (Unfunded Revolver) (8)‡†	L+300 Funded, 0.50% Unfunded	1/2/19	Healthcare		24,867	(1,822)	(249)
UniTek Global Services, Inc., (Unfunded Revolver) †	L+925 Funded, 2.00% Unfunded	4/15/16	Telecommunications		15,702	—	—
Walter Energy, Inc., (Unfunded Revolver) (8)‡	L+550 Funded, 0.625% Unfunded	10/1/17	Mining		1,923	(215)	(101)
Total Unfunded Revolver Obligations						$(13,314)	$(7,326)

Letters of Credit— (0.0)%
Confie Seguros Holding II Co., Letter of Credit (8)†	4.500%	10/27/14	Insurance		$600	$—	$(54)
Confie Seguros Holding II Co., Letter of Credit (8)†	4.500%	1/13/15	Insurance		50	—	(5)
Salix Pharmaceuticals, Ltd., Letter of Credit ‡†	3.000%	2/10/15	Healthcare		8	3	—
Salix Pharmaceuticals, Ltd., Letter of Credit (8)‡†	3.000%	2/10/15	Healthcare		125	48	(1)
UniTek Global Services, Inc., Letter of Credit †	9.250%	12/15/14	Telecommunications		5,446	—	—
UniTek Global Services, Inc., Letter of Credit †	9.250%	3/18/15	Telecommunications		1,000	—	—
UniTek Global Services, Inc., Letter of Credit †	9.250%	3/18/15	Telecommunications		2,700	—	—
UniTek Global Services, Inc., Letter of Credit †	9.250%	3/26/15	Telecommunications		12,500	—	—
Walter Energy, Inc., Letter of Credit (8)(9)‡†	5.500%	9/18/14- 7/4/15	Mining		86	—	(5)
Walter Energy, Inc., Letter of Credit (8)(9)‡†	5.500%	11/28/15- 8/31/15	Mining	CAD	192	—	(9)
Total Letters of Credit						$51	$(74)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (unaudited) (continued) June 30, 2014 (in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—136.8%	Interest Rate	Maturity Date	Industry	Par Amount*	Cost	Fair Value (1)
2nd Lien Secured Debt—50.4%
Active Network, Inc.	9.50% (L+850, 1.00% Floor)	11/15/21	Business Services	$22,910	$22,801	$22,995
American Energy - Utica, LLC (10)	11.00% (L+950, 1.50% Floor)	9/30/18	Oil and Gas	10,869	10,764	11,521
Aptean, Inc.	8.50% (L+750, 1.00% Floor)	2/26/21	Business Services	11,322	11,158	11,506
Armor Holdings, Inc. (American Stock Transfer and Trust Company)	10.25% (L+900, 1.25% Floor)	12/26/20	Financial Services	8,000	7,855	7,960
Asurion Corporation	8.50% (L+750, 1.00% Floor)	3/3/21	Insurance	90,400	89,086	94,072
BancTec Group, LLC ‡	11.75% (L+1075, 1.00% Floor)	4/3/20	Business Services	40,000	39,224	39,200
BJ's Wholesale Club, Inc.	8.50% (L+750, 1.00% Floor)	3/26/20	Retail	15,000	14,927	15,450
Confie Seguros Holding II Co.	10.25% (L+900, 1.25% Floor)	5/8/19	Insurance	27,344	27,105	27,652
Consolidated Precision Products Corp.	8.75% (L+775, 1.00% Floor)	4/30/21	Aerospace and Defense	8,940	8,898	9,046
Del Monte Foods Co.	8.25% (L+725, 1.00% Floor)	8/18/21	Beverage, Food, and Tobacco	2,146	2,126	2,113
Deltek, Inc.	10.00% (L+875, 1.25% Floor)	10/10/19	Business Services	27,273	27,032	27,921
DSI Renal, Inc.	7.75% (L+675, 1.00% Floor)	10/22/21	Healthcare	3,300	3,276	3,325
Elements Behavioral Health, Inc.	9.25% (L+825, 1.00% Floor)	2/11/20	Healthcare	9,500	9,410	9,488
Emerald 3 Limited ‡	8.00% (L+700, 1.00% Floor)	5/9/22	Business Services	3,179	3,143	3,179
Flexera Software, LLC	8.00% (L+700, 1.00% Floor)	4/2/21	Business Services	4,250	4,228	4,266
Garden Fresh Restaurant Corp. †	14.50% (L+1300 PIK, 1.50% Floor)	1/1/19	Restaurants	35,764	33,654	31,830
Garden Fresh Restaurant Corp. †	7.25% (L+575 PIK, 1.50% Floor)	1/1/19	Restaurants	7,800	5,831	5,304
GCA Services Group, Inc.	9.25% (L+800, 1.25% Floor)	11/1/20	Diversified Service	22,838	22,937	23,066
Genex Holdings, Inc.	8.75% (L+775, 1.00% Floor)	5/30/22	Healthcare	5,320	5,267	5,370
Grocery Outlet, Inc.	10.50% (L+925, 1.25% Floor)	6/17/19	Grocery	8,674	8,531	8,847
GTCR Valor Companies, Inc.	L+850	11/21/21	Business Services	35,000	34,650	34,825
HD Vest, Inc. ‡	9.25% (L+800, 1.25% Floor)	6/18/19	Financial Services	9,396	9,294	9,384
Healogics, Inc.	9.25% (L+800, 1.25% Floor)	2/5/20	Healthcare	10,000	10,106	10,242
Insight Pharmaceuticals, LLC	13.25% (L+1175, 1.50% Floor)	8/25/17	Consumer Products	15,448	15,255	15,410
Institutional Shareholder Services, Inc.	8.50% (L+750, 1.00% Floor)	4/30/22	Financial Services	9,640	9,544	9,640
Kronos, Inc.	9.75% (L+850, 1.25% Floor)	4/30/20	Business Services	92,516	91,561	96,448
Learfield Communications, Inc.	8.75% (L+775, 1.00% Floor)	10/8/21	Media	15,000	14,859	15,300

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (unaudited) (continued) June 30, 2014 (in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—136.8%	Interest Rate	Maturity Date	Industry	Par Amount*		Cost	Fair Value (1)
2nd Lien Secured Debt—50.4% (continued)
Miller Energy Resources, Inc. ‡	11.75% (L+975, 2.00% Floor)	2/3/18	Oil and Gas		$87,500	$85,892	$85,750
MSC Software Corp. ‡	8.50% (L+750, 1.00% Floor)	5/28/21	Business Services		20,448	20,244	20,652
Ranpak Corp.	8.50% (L+725, 1.25% Floor)	4/23/20	Packaging		22,000	21,808	22,468
RegionalCare Hospital Partners, Inc.	10.50% (L+950, 1.00% Floor)	10/23/19	Healthcare		10,000	9,508	9,953
River Cree Enterprises LP t‡	11.000%	1/20/21	Hotels, Motels, Inns and Gaming	CAD	33,000	31,110	33,673
SiTV, Inc. t	10.375%	7/1/19	Cable Television		$2,219	2,219	2,277
Sprint Industrial Holdings, LLC	11.25% (L+1000, 1.25% Floor)	11/14/19	Containers, Packaging, and Glass		14,163	13,935	14,305
SquareTwo Financial Corp. (Collect America, Ltd.) ‡	11.625%	4/1/17	Financial Services		66,079	64,944	63,436
Stadium Management Corp.	9.25% (L+825, 1.00% Floor)	2/27/21	Business Services		19,900	19,900	20,248
TASC, Inc.	12.000%	5/23/21	Aerospace and Defense		14,077	13,372	13,971
Tectum Holdings, Inc	9.00% (L+800, 1.00% Floor)	3/12/19	Auto Sector		17,670	17,586	17,648
Transfirst Holdings, Inc.	7.50% (L+650, 1.00% Floor)	6/27/18	Financial Services		22,500	22,435	22,669
TriMark USA, LLC	10.00% (L+900, 1.00% Floor)	8/12/19	Distribution		27,000	26,490	27,337
U.S. Renal Care, Inc. †	10.25% (L+900, 1.25% Floor)	1/3/20	Healthcare		11,927	11,978	12,136
U.S. Renal Care, Inc. †	8.50% (L+750, 1.00% Floor)	7/3/20	Healthcare		12,120	11,936	12,302
Velocity Technology Solutions, Inc.	9.00% (L+775, 1.25% Floor)	9/28/20	Business Services		16,500	16,180	16,170
Vertafore, Inc.	9.75% (L+825, 1.50% Floor)	10/27/17	Business Services		50,436	50,183	51,487
Walter Energy, Inc. t‡	11.000%	4/1/20	Mining		22,554	21,138	18,823
Winebow Group	L+750	1/1/22	Beverage, Food, and Tobacco		2,582	2,562	2,588
Xand Operations, LLC	8.50% (L+750, 1.00% Floor)	5/13/20	Telecommunications		20,000	19,803	19,800
Total 2nd Lien Secured Debt						$1,025,745	$1,043,053
TOTAL SECURED DEBT						$1,777,043	$1,807,705

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (unaudited) (continued) June 30, 2014 (in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—136.8%	Interest Rate	Maturity Date	Industry	Par Amount*	Cost	Fair Value (1)
UNSECURED DEBT—38.2%
American Tire Distributors, Inc. t†	11.500%	6/1/18	Distribution	$25,000	$25,000	$25,500
American Tire Distributors, Inc. †	11.500%	6/1/18	Distribution	40,000	39,353	40,800
Artsonig Pty Ltd. t‡	11.500%	4/1/19	Transportation	20,000	19,712	19,900
BCA Osprey II Limited (British Car Auctions) †‡	12.50% PIK	8/17/17	Transportation	€14,333	19,731	20,370
BCA Osprey II Limited (British Car Auctions) †‡	12.50% PIK	8/17/17	Transportation	£23,566	37,603	41,826
Ceridian Corp. t†	11.000%	3/15/21	Diversified Service	$34,000	34,000	39,334
Ceridian Corp. †	11.250%	11/15/15	Diversified Service	35,800	35,800	35,830
Ceridian Corp. †	12.25% Cash (12.25% Cash or 13.00% PIK)	11/15/15	Diversified Service	14,420	14,420	14,432
Delta Educational Systems, Inc.	16.00% (10.00% Cash/6.00% PIK)	5/12/17	Education	22,001	21,691	21,088
Denver Parent Corp. (Venoco) t	12.250%	8/15/18	Oil and Gas	15,000	14,649	14,512
Energy & Exploration Partners, Inc. †	15.000%	4/8/18	Oil and Gas	25,000	22,520	23,750
Energy & Exploration Partners, Inc. †	15.000%	12/12/18	Oil and Gas	4,464	4,270	4,241
Energy & Exploration Partners, Inc. †	15.000%	12/12/18	Oil and Gas	2,679	2,476	2,545
Energy & Exploration Partners, Inc. †	15.000%	3/27/19	Oil and Gas	8,036	7,664	7,634
First Data Corp.	11.250%	1/15/21	Financial Services	67,000	66,979	78,348
inVentiv Health, Inc. t	11.000%	8/15/18	Healthcare	65,250	65,250	62,069
My Alarm Center, LLC	16.25% (12.00% Cash/4.25% PIK)	7/9/18	Business Services	4,145	4,145	4,145
Niacet Corporation	13.000%	8/28/18	Chemicals	12,500	12,500	12,625
PetroBakken Energy Ltd. t‡	8.625%	2/1/20	Oil and Gas	44,045	44,234	46,412
Radio One, Inc. t‡	9.250%	2/15/20	Broadcasting & Entertainment	14,804	14,804	16,155
Sorenson Communications Holdings, LLC t	13.00% PIK	10/31/21	Consumer Products	68	46	63
Symbion, Inc.	11.000%	8/23/15	Healthcare	8,488	8,499	8,555
U.S. Security Associates Holdings, Inc.	11.000%	7/28/18	Business Services	135,000	135,000	137,570
Univar, Inc.	10.500%	6/30/18	Distribution	20,000	20,000	20,000
Varietal Distribution t†	10.750%	6/30/17	Distribution	22,204	21,927	22,204
Varietal Distribution t†	10.750%	6/30/17	Distribution	€11,574	15,086	15,846
Venoco, Inc.	8.875%	2/15/19	Oil and Gas	$55,824	55,844	54,638
TOTAL UNSECURED DEBT					$763,203	$790,392
TOTAL CORPORATE DEBT					$2,540,246	$2,598,097
STRUCTURED PRODUCTS AND OTHER—7.0%
Craft 2013-1, Credit-Linked Note †‡	9.48% (L+925)	4/17/22	Diversified Investment Vehicle	$25,000	$25,100	$24,553
Craft 2013-1, Credit-Linked Note †‡	9.48% (L+925)	4/17/22	Diversified Investment Vehicle	7,625	7,759	7,541
Craft 2014-1A, Credit-Linked Note ‡	9.89% (L+965)	5/15/21	Diversified Investment Vehicle	38,500	38,500	37,898
Dark Castle Holdings, LLC	N/A	N/A	Media	24,395	1,189	2,158
JP Morgan Chase & Co., Credit-Linked Note ‡	12.48% (L+1225)	12/20/21	Diversified Investment Vehicle	43,250	42,786	43,382
NXT Capital CLO 2014-1, LLC ‡	5.80% (L+550)	4/23/26	Diversified Investment Vehicle	5,000	4,655	4,652
Renaissance Umiat, LLC, ACES Tax Receivable ****‡	N/A	N/A	Oil and Gas	—	7,153	8,084
Renaissance Umiat, LLC, ACES Tax Receivable ****‡	N/A	N/A	Oil and Gas	—	16,967	17,423
TOTAL STRUCTURED PRODUCTS AND OTHER					$144,109	$145,691

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (unaudited) (continued) June 30, 2014 (in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—136.8%	Interest Rate	Maturity Date	Industry	Par Amount*	Cost	Fair Value (1)
PREFERRED EQUITY—2.0%				Shares
CA Holding, Inc. (Collect America, Ltd.), Series A Preferred Stock ‡	N/A	N/A	Financial Services	7,961	$788	$1,592
Crowley Holdings, Series A Preferred Stock	12.00% (10.00% Cash/2.00% PIK)	N/A	Cargo Transport	22,500	22,736	22,810
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Preferred Stock (Convertible) ***	12.50% PIK	N/A	Education	332,500	6,863	—
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Preferred Stock ***	13.50% PIK	N/A	Education	12,360	27,686	13,322
Varietal Distribution Holdings, LLC, Class A Preferred Unit	8.00% PIK	N/A	Distribution	3,097	5,393	3,570
TOTAL PREFERRED EQUITY					$63,466	$41,294
EQUITY—2.2%
Common Equity/Interests—1.7%
AHC Mezzanine, LLC (Advanstar), Common Stock **	N/A	N/A	Media	25,016	$1,063	$370
ATD Corporation (Accelerate Parent Corp.), Common Stock **	N/A	N/A	Distribution	3,225,514	3,276	4,260
CA Holding, Inc. (Collect America, Ltd.), Series A Common Stock **‡	N/A	N/A	Financial Services	25,000	2,500	176
CA Holding, Inc. (Collect America, Ltd.), Series AA Common Stock **‡	N/A	N/A	Financial Services	4,294	429	859
Caza Petroleum, Inc., Net Profits Interest **	N/A	N/A	Oil and Gas	—	1,202	1,517
Caza Petroleum, Inc., Overriding Royalty Interest **	N/A	N/A	Oil and Gas	—	339	395
Clothesline Holdings, Inc. (Angelica Corporation), Common Stock **	N/A	N/A	Healthcare	6,000	6,000	1,588
Explorer Coinvest, LLC (Booz Allen), Common Stock **‡	N/A	N/A	Business Services	295,159	2,259	5,830
Garden Fresh Restaurant Holdings, LLC., Common Stock **	N/A	N/A	Restaurants	50,000	5,000	—
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Common Stock **	N/A	N/A	Education	17,500	175	—
GS Prysmian Co-Invest L.P. (Prysmian Cables & Systems), Limited Partnership (2)(3)**‡	N/A	N/A	Manufacturing	—	—	133
JV Note Holdco, LLC (DSI Renal, Inc.), Common Equity / Interest **	N/A	N/A	Healthcare	9,303	85	—
Pelican Energy, LLC, Net Profit Interest **‡	N/A	N/A	Oil and Gas	941,633	942	1,394
RC Coinvestment, LLC (Ranpak Corp.), Common Stock **	N/A	N/A	Packaging	50,000	5,000	9,066
Sorenson Communications Holdings, LLC, Class A Common Stock **	N/A	N/A	Consumer Products	587	—	52
Univar, Inc., Common Stock **	N/A	N/A	Distribution	900,000	9,000	9,450
Varietal Distribution Holdings, LLC, Class A Common Unit **	N/A	N/A	Distribution	28,028	28	—
Total Common Equity/Interests					$37,298	$35,090

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (unaudited) (continued) June 30, 2014 (in thousands, except warrants)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—136.8%	Interest Rate	Maturity Date	Industry	Warrants	Cost	Fair Value (1)
Warrants—0.5%
CA Holding, Inc. (Collect America, Ltd.), Common Stock Warrants **‡	N/A	N/A	Financial Services	7,961	$8	$—
Energy & Exploration Partners, Inc., Common Stock Warrants **	N/A	N/A	Oil and Gas	60,778	2,374	863
Fidji Luxco (BC) S.C.A., Common Stock Warrants (2)**‡	N/A	N/A	Electronics	18,113	182	5,036
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Class A-1 Preferred Stock Warrants **	N/A	N/A	Education	45,947	459	—
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Class B-1 Preferred Stock Warrants **	N/A	N/A	Education	104,314	1,043	—
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Common Stock Warrants **	N/A	N/A	Education	9,820	98	—
Osage Exploration & Development, Inc., Common Stock Warrants **‡	N/A	N/A	Oil and Gas	1,496,843	—	1,386
Spotted Hawk Development, LLC, Common Stock Warrants **‡	N/A	N/A	Oil and Gas	54,545	852	2,170
Total Warrants					$5,016	$9,455
TOTAL EQUITY					$42,314	$44,545
Total Investments in Non-Controlled/ Non-Affiliated Investments					$2,790,135	$2,829,627

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (unaudited) (continued) June 30, 2014 (in thousands, except shares and warrants)

INVESTMENTS IN NON-CONTROLLED/AFFILIATED INVESTMENTS—7.8%(4)	Interest Rate	Maturity Date	Industry	Par Amount*	Cost	Fair Value (1)
CORPORATE DEBT—0.8%
SECURED DEBT—0.8%
1st Lien Secured Debt—0.8%
Aventine Renewable Energy Holdings, Inc. †	15.00% (12.00% Cash/3.00% PIK)	9/23/16	Chemicals	$2,757	$2,641	$2,568
Aventine Renewable Energy Holdings, Inc. †	15.00% PIK (15.00% PIK or 10.50% Cash)	9/22/17	Chemicals	14,601	17,519	10,987
Aventine Renewable Energy Holdings, Inc. †	25.00% PIK	9/24/16	Chemicals	4,008	4,008	4,008
Total 1st Lien Secured Debt					$24,168	$17,563
TOTAL SECURED DEBT					$24,168	$17,563
TOTAL CORPORATE DEBT					$24,168	$17,563

STRUCTURED PRODUCTS AND OTHER—6.3%
Golden Hill CLO I, LLC, Equity ‡¢	N/A	N/A	Diversified Investment Vehicle	$13,195	$13,728	$13,248
Highbridge Loan Management 3-2014, Ltd., Class D Notes †‡¢	5.22% (L+500)	1/18/25	Diversified Investment Vehicle	5,000	4,645	4,655
Highbridge Loan Management 3-2014, Ltd., Class E Notes †‡¢	6.22% (L+600)	1/18/25	Diversified Investment Vehicle	2,485	2,267	2,295
Highbridge Loan Management 3-2014, Ltd., Subordinated Notes †‡¢	N/A	1/18/25	Diversified Investment Vehicle	8,163	7,527	7,111
Jamestown CLO I LTD, Subordinated Notes ‡¢	N/A	11/5/24	Diversified Investment Vehicle	4,325	3,553	3,941
MCF CLO I, LLC, Membership Interests ‡¢	N/A	N/A	Diversified Investment Vehicle	38,918	36,898	40,798
MCF CLO III, LLC, Class E Notes ‡¢	4.81% (L+445)	1/20/24	Diversified Investment Vehicle	12,750	11,375	11,331
MCF CLO III, LLC, Membership Interests ‡¢	N/A	1/20/24	Diversified Investment Vehicle	41,900	39,183	38,843
Slater Mill Loan Fund LP, LP Certificates ‡¢	N/A	N/A	Diversified Investment Vehicle	8,375	6,017	7,691
TOTAL STRUCTURED PRODUCTS AND OTHER					$125,193	$129,913

PREFERRED EQUITY—0.4%				Shares
Renewable Funding Group, Inc., Series B Preferred Stock	N/A	N/A	Finance	1,505,868	$8,750	$8,750
Total Preferred Equity					$8,750	$8,750

EQUITY—0.3%
Common Equity/Interests—0.1%				Shares
Aventine Renewable Energy Holdings, Inc., Common Stock **	N/A	N/A	Chemicals	262,036	$689	$762
Total Common Equity/Interests					$689	$762

Warrants—0.2%				Warrants
Aventine Renewable Energy Holdings, Inc., Common Stock Warrants **	N/A	N/A	Chemicals	1,521,193	$3,996	$4,424
Total Warrants					$3,996	$4,424
TOTAL EQUITY					$4,685	$5,186
Total Investments in Non-Controlled/Affiliated Investments					$162,796	$161,412

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (unaudited) (continued) June 30, 2014 (in thousands, except shares)

INVESTMENTS IN CONTROLLED INVESTMENTS—31.6%(5)	Interest Rate	Maturity Date	Industry	Par Amount*	Cost	Fair Value (1)
CORPORATE DEBT—16.1%
SECURED DEBT—16.1%
1st Lien Secured Debt—16.1%
Merx Aviation Finance Holdings II, LLC, (Revolver)	12.00% Funded, 0.00% Unfunded	10/31/18	Aviation	$334,084	$334,084	$334,084
Total 1st Lien Secured Debt					$334,084	$334,084

Unfunded Revolver Obligation—0.0%
Merx Aviation Finance Holdings II, LLC, (Unfunded Revolver)	12.00% Funded, 0.00% Unfunded	10/31/18	Aviation	$65,916	$—	$—
Total Unfunded Revolver Obligation					$—	$—

Letters of Credit—0.0%
Merx Aviation Finance Assets Ireland Limited, Letter of Credit	2.250%	9/30/14	Aviation	$1,800	$—	$—
Merx Aviation Finance Assets Ireland Limited, Letter of Credit	2.250%	9/30/14	Aviation	1,800	—	—
Total Letters of Credit					$—	$—
TOTAL SECURED DEBT					$334,084	$334,084
TOTAL CORPORATE DEBT					$334,084	$334,084

PREFERRED EQUITY—2.6%				Shares
Playpower Holdings, Inc., Series A Preferred	14.00% PIK	11/15/20	Leisure	49,178	$53,580	$53,580
TOTAL PREFFERED EQUITY					$53,580	$53,580

EQUITY—12.9%
Common Equity/Interests—12.9%
Generation Brands Holdings, Inc. (Quality Home Brands), Basic Common Stock **	N/A	N/A	Home and Office Furnishings and Durable Consumer Products	9,007	$—	$2,525
Generation Brands Holdings, Inc. (Quality Home Brands), Series 2L Common Stock **	N/A	N/A	Home and Office Furnishings and Durable Consumer Products	36,700	11,242	10,287
Generation Brands Holdings, Inc. (Quality Home Brands), Series H Common Stock **	N/A	N/A	Home and Office Furnishings and Durable Consumer Products	7,500	2,297	2,102
LVI Group Investments, LLC, Common Units **	N/A	N/A	Environmental Services	203,556	16,096	31,956
Merx Aviation Finance Holdings II, LLC, Partnership Interest **	N/A	N/A	Aviation	—	152,082	158,424
Playpower Holdings, Inc., Common Stock **	N/A	N/A	Leisure	1,000	77,722	60,711
Total Common Equity/Interests					$259,439	$266,005
TOTAL EQUITY					$259,439	$266,005
Total Investments in Controlled Investments					$647,103	$653,669
Total Investments—176.2% (6)(7)					$3,600,034	$3,644,708
Liabilities in Excess of Other Assets—(76.2)%						$(1,575,835)
Net Assets—100.0%						$2,068,873

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (unaudited) (continued)
June 30, 2014
(in thousands)
______________________

(1)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see note 2).

(2)	GS Prysmian Co-Invest L.P. and Fidji Luxco (BC) S.C.A. are EUR denominated investments.

(3)	The Company is the sole Limited Partner in GS Prysmian Co-Invest L.P.

(4)
Denotes investments in which we are an “Affiliated Person”, as defined in the 1940 Act, due to owning or holding the power to vote 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of March 31, 2014 and June 30, 2014 along with transactions during the three months ended June 30, 2014 in these Affiliated investments are as follows:

Name of Issue	Fair Value at March 31, 2014	Gross Additions (Cost) ●	Gross Reductions (Cost) ■	Change in Unrealized Gain (Loss)	Fair Value at June 30, 2014	Net Realized Gain (Loss)	Interest/Dividend/ Other Income
Aventine Renewable Energy Holdings, Inc., 15.00% (12.00% Cash/3.00% PIK), 9/23/16	$2,405	$21	$—	$142	$2,568	$—	$104
Aventine Renewable Energy Holdings, Inc., 10.50% Cash or 15.00% PIK, 9/22/17	8,884	1,128	—	976	10,988	—	1,106
Aventine Renewable Energy Holdings, Inc., 25.00% PIK, 9/24/16	3,769	237	—	—	4,006	—	238
Aventine Renewable Energy Holdings, Inc., Common Stock	99	—	—	663	762	—	—
Aventine Renewable Energy Holdings, Inc., Common Stock Warrants	574	—	—	3,850	4,424	—	—
Golden Hill CLO I, LLC, Equity	1,097	12,099	—	53	13,249	—	—
Highbridge Loan Management 3-2014, Ltd., Class D Notes, L+500, 1/18/25	4,680	8	—	(33)	4,655	—	74
Highbridge Loan Management 3-2014, Ltd., Class E Notes, L+600, 1/18/25	2,314	3	—	(22)	2,295	—	42
Highbridge Loan Management 3-2014, Ltd., Subordinated Notes, 1/18/25	7,278	—	—	(167)	7,111	—	140
Jamestown CLO I LTD, Subordinated Notes	3,828	—	—	113	3,941	—	128
MCF CLO I LLC, Class E Notes, L+575, 4/20/23	12,357	14	(12,344)	(27)	—	(107)	210
MCF CLO I LLC, Membership Interests	40,391	—	(662)	1,069	40,798	—	1,854
MCF CLO III LLC, Class E Notes L+445, 1/20/24	11,325	26	—	(20)	11,331	—	181
MCF CLO III LLC, Membership Interests, 1/20/24	38,266	—	—	577	38,843	—	1,459
Renewable Funding Group, Inc., Series B Preferred Stock	—	8,750	—	—	8,750	—	—
Slater Mill Loan Fund LP, LP Certificates	7,361	—	(205)	535	7,691	—	366
	$144,628	$22,286	$(13,211)	$7,709	$161,412	$(107)	$5,902
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
As of June 30, 2014, the Company has a 13%, 26%, 100%, 9%, 97%, 98%, 15%, and 26% equity ownership interest in Aventine Renewable Energy Holdings, Inc., Highbridge Loan Management, Ltd., Golden Hill CLO I, LLC, Jamestown CLO I LTD, MCF CLO I LLC, MCF CLO III LLC, Renewable Funding Group, Inc., and Slater Mill Loan Fund LP, respectively. Investments that the Company owns greater than 25% of the equity and are shown in “Non-Controlled/Affiliated” have governing documents that preclude the Company from controlling management of the entity and therefore the Company disclaims that the entity is a controlled affiliate.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (unaudited) (continued)
June 30, 2014
(in thousands)

(5)
Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Fair value as of March 31, 2014 and June 30, 2014 along with transactions during the three months ended June 30, 2014 in these Controlled investments are as follows:

Name of Issue	Fair Value at March 31, 2014	Gross Additions (Cost) ●	Gross Reductions (Cost) ■	Change in Unrealized Gain (Loss)	Fair Value at June 30, 2014	Net Realized Gain (Loss)	Interest/Dividend/ Other Income
Generation Brands Holdings, Inc. (Quality Home Brands), Basic Common Stock	$1,615	$—	$—	$910	$2,525	$—	$—
Generation Brands Holdings, Inc. (Quality Homes Brands), Series H Common Stock	1,345	—	—	757	2,102	—	—
Generation Brands Holdings, Inc. (Quality Homes Brands), Series 2L Common Stock	6,582	—	—	3,705	10,287	—	—
LVI Group Investments, LLC, Common Units	—	16,096	—	15,860	31,956	—	—
LVI Services, Inc., Common Stock	34,020	—	(16,096)	(17,924)	—
LVI Parent Corp. (LVI Services, Inc.), 12.50%, 4/20/14	10,200	187	(10,200)	(187)	—	—	313
Merx Aviation Finance Holdings II, LLC, (Revolver) 12.00% Funded, 0.00% Unfunded, 10/31/18	282,334	51,750	—	—	334,084	—	8,850
Merx Aviation Finance Holdings II, LLC, (Unfunded Revolver) 12.00% Funded, 0.00% Unfunded, 10/31/18	—	—	—	—	—	—	—
Merx Aviation Finance Assets Ireland Limited, Letter of Credit, 2.25%, 9/30/14	—	—	—	—	—	—	—
Merx Aviation Finance Assets Ireland Limited, Letter of Credit, 2.25%, 9/30/14	—	—	—	—	—	—	—
Merx Aviation Finance Holdings II, LLC, Partnership Interest	140,465	13,500	—	4,459	158,424	—	—
Playpower Holdings, Inc., Common Stock	53,813	—	—	6,898	60,711	—	63
Playpower Holdings, Inc., Series A Preferred, 14.00% PIK, 11/15/20	51,773	1,807	—	—	53,580	—	1,808
	$582,147	$83,340	$(26,296)	$14,478	$653,669	$—	$11,034
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
As of June 30, 2014, the Company has a 28%, 37%, 100%, and 100% equity ownership interest in Generation Brands Holdings, Inc., LVI Group Investments, LLC, Merx Aviation Finance Holdings II, LLC, and Playpower Holdings, Inc., respectively.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (unaudited) (continued)
June 30, 2014
(in thousands)

(6)
Aggregate gross unrealized gain for federal income tax purposes is $145,872; aggregate gross unrealized loss for federal income tax purposes is $94,296. Net unrealized gain is $51,576 based on a tax cost of $3,593,102.

(7)
Substantially all securities are pledged as collateral to our multicurrency revolving credit facility (the “Facility”). As such these securities are not available as collateral to our general creditors.

(8)	The negative fair value is the result of the unfunded commitment/letter of credit being valued below par.

(9)	These letters of credit represent multiple commitments made on various dates. As a result, there are numerous maturity dates and a maturity range has been provided.

(10)	Provided that no default has occurred, this investment may elect to pay up to 50% of the interest due on its interest payment date.

N/A	Not applicable

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

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (unaudited) (continued)
 June 30, 2014

Industry Classification	Percentage of Total Investments (at fair value) as of June 30, 2014
Business Services	14.8%
Aviation	13.5%
Oil and Gas	13.1%
Diversified Investment Vehicle	6.8%
Financial Services	5.3%
Healthcare	5.3%
Chemicals	4.6%
Distribution	4.6%
Insurance	3.3%
Diversified Service	3.3%
Leisure	3.1%
Transportation	2.3%
Telecommunications	2.1%
Aerospace and Defense	1.7%
Mining	1.6%
Containers, Packaging, and Glass	1.5%
Diversified Natural Resources, Precious Metals and Minerals	1.3%
Energy	1.3%
Buildings and Real Estate	1.2%
Education	1.0%
Restaurants	1.0%
Hotels, Motels, Inns and Gaming	0.9%
Environmental Services	0.9%
Media	0.9%
Packaging	0.9%
Cargo Transport	0.6%
Auto Sector	0.5%
Broadcasting & Entertainment	0.5%
Consumer Products	0.4%
Retail	0.4%
Home and Office Furnishings and Durable Consumer Products	0.4%
Grocery	0.3%
Finance	0.3%
Electronics	0.1%
Beverage, Food and Tobacco	0.1%
Cable Television	0.1%
Manufacturing	—%
Total Investments	100.0%

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS March 31, 2014 (in thousands)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—134.1%	Interest Rate	Maturity Date	Industry	Par Amount*	Cost	Fair Value (1)
CORPORATE DEBT—125.9%
SECURED DEBT—80.0%
1st Lien Secured Debt—32.5%
Archroma ‡	9.50% (L+825, 1.25% Floor)	10/1/18	Chemicals	$35,422	$34,762	$35,511
Avanti Communication Group PLCt‡	10.000%	10/1/19	Telecommunications	9,000	9,000	9,608
Aveta, Inc.	9.75% (L+825, 1.50% Floor)	12/12/17	Healthcare	59,951	58,535	60,325
Caza Petroleum, Inc.	12.00% (L+1000, 2.00% Floor)	5/23/17	Oil and Gas	35,000	33,988	33,845
Charming Charlie LLC	9.00% (L+800, 1.00% Floor)	12/24/19	Retail	5,305	5,241	5,315
Confie Seguros Holding II Co., (Revolver) †	6.75% (P+350) Funded, 0.50% Unfunded	12/10/18	Insurance	240	240	218
Delta Educational Systems, Inc.	16.00% (8.00% Cash/8.00% PIK)	12/11/16	Education	5,437	5,437	5,437
Endeavour International Corp. †‡	12.000%	3/1/18	Oil and Gas	18,262	17,960	17,760
Endeavour International Corp. †‡	8.25% (L+700, 1.25% Floor)	11/30/17	Oil and Gas	3,157	3,105	3,126
Endeavour International Corp. †‡	8.25% (L+700, 1.25% Floor)	11/30/17	Oil and Gas	4,412	4,338	4,368
Evergreen Tank Solutions, Inc.	9.50% (L+800, 1.50% Floor)	9/28/18	Containers, Packaging, and Glass	41,771	41,260	41,980
Great Bear Petroleum Operating, LLC	12.000%	10/1/17	Oil and Gas	4,464	4,464	4,464
Hunt Companies, Inc.t	9.625%	3/1/21	Buildings and Real Estate	41,210	40,701	42,807
Lee Enterprises, Inct‡	9.500%	3/15/22	Media	25,000	25,000	25,844
Magnetation, LLCt	11.000%	5/15/18	Mining	16,400	16,458	18,450
Maxus Capital Carbon SPE I, LLC (Skyonic Corp.)	13.000%	9/18/19	Chemicals	60,000	60,000	60,000
Molycorp, Inc. ‡	10.000%	6/1/20	Diversified Natural Resources, Precious Metals and Minerals	35,849	35,532	35,547
My Alarm Center, LLC †	8.50% (L+750, 1.00% Floor)	1/9/18	Business Services	42,614	42,614	42,614
My Alarm Center, LLC †	8.50% (L+750, 1.00% Floor)	1/9/18	Business Services	2,930	2,930	2,930
Osage Exploration & Development, Inc. ‡	17.00% (L+1500, 2.00% Floor)	4/27/15	Oil and Gas	20,000	19,752	20,040
Panda Sherman Power, LLC	9.00% (L+750, 1.50% Floor)	9/14/18	Energy	15,000	14,821	15,450
Panda Temple Power, LLC	11.50% (L+1000, 1.50% Floor)	7/17/18	Energy	25,500	25,099	26,169
Pelican Energy, LLC ‡	10.00% (7.00% Cash / 3.00% PIK)	12/31/18	Oil and Gas	19,330	18,634	19,717
Reichhold Holdings International B.V. ‡	10.75% (L+975, 1.00% Floor)	12/19/16	Chemicals	22,500	22,500	22,500
Sand Waves, S.A. (Endeavour Energy UK Limited) ‡	9.750%	12/31/15	Oil and Gas	12,500	12,500	12,500
Southern Pacific Resource Corp. ‡	11.00% (L+1000, 1.00% Floor)	3/29/19	Oil and Gas	9,080	8,808	9,216
Spotted Hawk Development, LLC ‡	14.00% (13.00% Cash/1.00% PIK)	6/30/16	Oil and Gas	24,308	23,712	23,615
Sunrun Solar Owner IX, LLC	9.079%	12/31/24	Energy	3,622	3,466	3,467

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (continued) March 31, 2014 (in thousands)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—134.1%	Interest Rate	Maturity Date	Industry	Par Amount*	Cost	Fair Value (1)
1st Lien Secured Debt—32.5% (continued)
Travel Leaders Group, LLC	7.00% (L+600, 1.00% Floor)	12/5/18	Business Services	$2,568	$2,414	$2,548
UniTek Global Services, Inc., (Revolver) †	10.25% (L+925, 1.00% Floor) Funded, 2.00% Unfunded	4/15/16	Telecommunications	$44,802	$44,802	$44,802
Walter Energy, Inc. t‡	9.500%	10/15/19	Mining	17,000	17,307	17,345
Total 1st Lien Secured Debt					$655,380	$667,518
Unfunded Revolver Obligations—(0.4)%
Avaya, Inc. (8)	L+275 Funded, 0.50% Unfunded	10/26/16	Telecommunications	$36,785	$(5,203)	$(3,035)
BMC Software Inc. (8)	L+400 Funded, 0.50% Unfunded	9/10/18	Business Services	30,760	(3,243)	(2,307)
Confie Seguros Holding II Co. (8) †	P+350 Funded, 0.50% Unfunded	12/10/18	Insurance	3,627	(450)	(326)
Laureate Education, Inc. (8)‡	L+375 Funded, 0.625% Unfunded	6/16/16	Education	28,880	(2,888)	(2,599)
Reichhold Holdings International B.V. ‡	L+600 Funded, 1.50% Unfunded	12/19/16	Chemicals	12,500	—	—
Salix Pharmaceuticals, Ltd. (8)‡	L+300 Funded, 0.50% Unfunded	1/2/19	Healthcare	25,000	(1,923)	(125)
UniTek Global Services Inc., †	L+925 Funded, 2.00% Unfunded	4/15/16	Telecommunications	18,052	—	—
Total Unfunded Revolver Obligations					$(13,707)	$(8,392)

Letters of Credit— (0.0)%
Confie Seguros Holding II Co., Letter of Credit (8) †	4.500%	10/27/14	Insurance	$600	$—	$(54)
Confie Seguros Holding II Co., Letter of Credit (8) †	4.500%	1/13/15	Insurance	33	—	(3)
UniTek Global Services Inc., Letter of Credit †	9.250%	3/26/15	Telecommunications	3,000	—	—
UniTek Global Services Inc., Letter of Credit †	9.250%	3/18/15	Telecommunications	1,000	—	—
UniTek Global Services Inc., Letter of Credit †	9.250%	3/18/15	Telecommunications	2,700	—	—
UniTek Global Services Inc., Letter of Credit †	9.250%	12/15/14	Telecommunications	5,446	—	—
Total Letters of Credit					$—	$(57)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (continued) March 31, 2014 (in thousands)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—134.1%	Interest Rate	Maturity Date	Industry	Par Amount*	Cost	Fair Value (1)
2nd Lien Secured Debt—47.9%
Active Network, Inc.	9.50% (L+850, 1.00% Floor)	11/15/21	Business Services	$25,000	$24,879	$25,344
Applied Systems, Inc.	7.50% (L+650, 1.00% Floor)	1/24/22	Business Services	9,110	9,043	9,281
Aptean, Inc.	8.50% (L+750, 1.00% Floor)	2/26/21	Business Services	11,322	11,153	11,478
Armor Holdings, Inc. (American Stock Transfer and Trust Company)	10.25% (L+900, 1.25% Floor)	12/26/20	Financial Services	8,000	7,851	8,000
Asurion Corporation	8.50% (L+750, 1.00% Floor)	3/3/21	Insurance	90,400	89,050	93,413
Bennu Oil & Gas, LLC	10.25% (L+900, 1.25% Floor)	11/1/18	Oil and Gas	8,999	8,927	9,123
BJ's Wholesale Club, Inc	8.50% (L+750, 1.00% Floor)	3/26/20	Retail	20,000	19,904	20,537
Brock Holdings III, Inc.	10.00% (L+825, 1.75% Floor)	3/16/18	Environmental Services	19,500	19,245	19,805
Confie Seguros Holding II Co.	10.25% (L+900, 1.25% Floor)	5/8/19	Insurance	27,344	27,096	27,566
Consolidated Precision Products Corp.	8.75% (L+775, 1.00% Floor)	4/30/21	Aerospace and Defense	8,940	8,897	9,096
Del Monte Foods Co	8.25% (L+725, 1.00% Floor)	8/18/21	Beverage, Food, and Tobacco	12,140	12,019	12,110
Deltek, Inc.	10.00% (L+875, 1.25% Floor)	10/10/19	Business Services	27,273	27,023	27,887
Elements Behavioral Health, Inc.	9.25% (L+825, 1.00% Floor)	2/11/20	Healthcare	9,500	9,407	9,500
Flexera Software LLC	8.00% (L+700, 1.00% Floor)	4/2/21	Business Services	7,000	6,965	7,053
Garden Fresh Restaurant Corp. †	7.25% (L+575 PIK, 1.50% Floor)	1/1/19	Restaurants	7,661	5,618	5,210
Garden Fresh Restaurant Corp. †	14.50% (L+1300 PIK, 1.50% Floor)	1/1/19	Restaurants	34,513	32,326	30,716
GCA Services Group, Inc.	9.25% (L+800, 1.25% Floor)	11/1/20	Diversified Service	22,838	22,940	23,194
Grocery Outlet, Inc.	10.50% (L+925, 1.25% Floor)	6/17/19	Grocery	8,674	8,526	8,847
HD Vest Inc. ‡	9.25% (L+800, 1.25% Floor)	6/18/19	Financial Services	9,396	9,290	9,302
Healogics, Inc.	9.25% (L+800, 1.25% Floor)	2/5/20	Healthcare	10,000	10,109	10,242
IMG Worldwide, Inc.	8.25% (L+725, 1.00% Floor)	3/21/22	Leisure	2,167	2,145	2,199
Insight Pharmaceuticals, LLC.	13.25% (L+1175, 1.50% Floor)	8/25/17	Consumer Products	15,448	15,243	15,139
Kronos, Inc.	9.75% (L+850, 1.25% Floor)	4/30/20	Business Services	92,516	91,531	96,332
Landslide Holdings, Inc.	8.25% (L+725, 1.00% Floor)	2/25/21	Business Services	5,630	5,588	5,672
Learfield Communications, Inc.	8.75% (L+775, 1.00% Floor)	10/8/21	Media	15,000	14,856	15,375
Miller Energy Resources, Inc. ‡	11.75% (L+975, 2.00% Floor)	2/3/18	Oil and Gas	87,500	85,804	85,750

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (continued) March 31, 2014 (in thousands)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—134.1%	Interest Rate	Maturity Date	Industry	Par Amount*		Cost	Fair Value (1)
2nd Lien Secured Debt—47.9% (continued)
Ranpak Corp.	8.50% (L+725, 1.25% Floor)	4/23/20	Packaging		$22,000	$21,802	$22,522
River Cree Enterprises LP t‡	11.000%	1/20/21	Hotels, Motels, Inns and Gaming	CAD	33,000	31,110	31,767
SESAC Holdco II LLC	10.00% (L+875, 1.25% Floor)	4/9/14	Broadcasting & Entertainment		$10,750	10,758	10,978
Sprint Industrial Holdings, LLC	11.25% (L+1000, 1.25% Floor)	11/14/19	Containers, Packaging, and Glass		14,163	13,928	14,305
SquareTwo Financial Corp. (Collect America, Ltd.) ‡	11.625%	4/1/17	Financial Services		61,079	59,929	61,690
Stadium Management Corp	9.25% (L+825, 1.00% Floor)	2/27/21	Business Services		19,900	19,900	20,348
Tectum Holdings, Inc.	10.25% (P+700, 3.25% Floor)	3/12/19	Auto Sector		17,670	17,582	17,626
Transfirst Holdings Inc.	7.50% (L+650, 1.00% Floor)	6/27/18	Financial Services		59,750	59,601	60,422
TriMark USA, LLC	10.00% (L+900, 1.00% Floor)	8/12/19	Distribution		27,000	26,470	27,338
U.S. Renal Care, Inc. †	10.25% (L+900, 1.25% Floor)	1/3/20	Healthcare		11,927	11,980	12,195
U.S. Renal Care, Inc. †	8.50% (L+750, 1.00% Floor)	7/3/20	Healthcare		12,120	11,930	12,325
Velocity Technology Solutions, Inc.	9.00% (L+775, 1.25% Floor)	9/28/20	Business Services		16,500	16,170	16,170
Vertafore, Inc.	9.75% (L+825, 1.50% Floor)	10/27/17	Business Services		50,436	50,167	51,397
Walter Energy, Inc. t‡	11.000%	4/1/20	Mining		27,798	26,308	25,192
Total 2nd Lien Secured Debt						$963,070	$982,446
TOTAL SECURED DEBT						$1,604,743	$1,641,515

UNSECURED DEBT—45.9%
Altegrity, Inc. †	0.000% (12.5% effective)	8/2/16	Diversified Service		$3,545	$2,664	$957
Altegrity, Inc. t†	12.000%	11/1/15	Diversified Service		14,667	14,667	13,567
American Energy - Utica, LLC t	3.500%	3/1/21	Oil and Gas		10,868	10,868	11,031
American Tire Distributors, Inc. t†	11.500%	6/1/18	Distribution		25,000	25,000	25,700
American Tire Distributors, Inc. †	11.500%	6/1/18	Distribution		40,000	39,321	41,120
Artsonig Pty Ltd t‡	11.500%	4/1/19	Transportation		20,000	19,701	20,025
BCA Osprey II Limited (British Car Auctions) †‡	12.50% PIK	8/17/17	Transportation		€12,721	17,489	18,102
BCA Osprey II Limited (British Car Auctions) †‡	12.50% PIK	8/17/17	Transportation		£20,948	33,173	36,058
Ceridian Corp. t†	11.000%	3/15/21	Diversified Service		$34,000	34,000	39,335
Ceridian Corp. †	11.250%	11/15/15	Diversified Service		35,800	35,800	36,154
Ceridian Corp. †	12.25% Cash (12.25% Cash or 13.00% PIK)	11/15/15	Diversified Service		14,420	14,420	14,562
CRC Health Corp.	10.750%	2/1/16	Healthcare		13,000	13,079	13,077
Delta Educational Systems, Inc.	16.00% (10.00% Cash/6.00% PIK)	5/12/17	Education		21,684	21,353	20,708
Denver Parent Corp. (Venoco) t	12.250%	8/15/18	Oil and Gas		15,000	14,633	15,150
Energy & Exploration Partners, Inc. †	15.000%	4/8/18	Oil and Gas		25,000	22,410	23,750

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (continued) March 31, 2014 (in thousands)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—134.1%	Interest Rate	Maturity Date	Industry	Par Amount*	Cost	Fair Value (1)
UNSECURED DEBT—45.9% (continued)
Energy & Exploration Partners, Inc. †	15.000%	12/12/18	Oil and Gas	4,464	4,263	4,241
Energy & Exploration Partners, Inc. †	15.000%	12/12/18	Oil and Gas	2,679	2,469	2,545
Energy & Exploration Partners, Inc. †	15.000%	3/27/19	Oil and Gas	$8,036	$7,650	$7,634
Exova Limited †‡	10.50%	5/20/14	Business Services	£4,655	6,606	8,537
Exova Limited t†‡	10.50%	5/20/14	Business Services	18,000	28,165	33,010
First Data Corp. †	10.625%	6/15/21	Financial Services	$10,000	10,000	11,288
First Data Corp. †	11.250%	1/15/21	Financial Services	67,000	66,977	76,548
First Data Corp. †	12.625%	1/15/21	Financial Services	5,000	5,641	5,963
inVentiv Health, Inc. t	11.000%	8/15/18	Healthcare	106,500	106,500	98,646
My Alarm Center, LLC	16.25% (12.00% Cash/4.25%PIK)	7/9/18	Business Services	4,101	4,101	4,101
Niacet Corporation	13.000%	8/28/18	Chemicals	12,500	12,500	12,625
PetroBakken Energy Ltd. t‡	8.625%	2/1/20	Oil and Gas	44,082	44,390	44,206
Prospect Holding Company LLC t	10.250%	10/1/18	Financial Services	20,000	19,106	19,450
Radio One Inc t‡	9.250%	2/15/20	Broadcasting & Entertainment	14,804	14,804	15,778
Symbion Inc.	11.000%	8/23/15	Healthcare	8,488	8,501	8,538
Tervita Corporation t‡	10.875%	2/15/18	Environmental Services	22,438	21,739	22,662
U.S. Security Associates Holdings, Inc.	11.000%	7/28/18	Business Services	135,000	135,000	139,590
Univar Inc.	10.500%	6/30/18	Distribution	20,000	20,000	19,960
Varietal Distribution t†	10.750%	6/30/17	Distribution	22,204	21,908	22,426
Varietal Distribution t†	10.750%	6/30/17	Distribution	€11,574	15,092	16,111
Venoco, Inc.	8.875%	2/15/19	Oil and Gas	$38,050	38,463	38,573
TOTAL UNSECURED DEBT					$912,453	$941,728
TOTAL CORPORATE DEBT					$2,517,196	$2,583,243

STRUCTURED PRODUCTS AND OTHER—3.9%
Craft 2013-1, Credit Linked Note ‡	9.49% (L+925)	4/17/22	Diversified Investment Vehicle	$20,000	$20,000	$19,802
Dark Castle Holdings, LLC	N/A	N/A	Media	25,302	2,094	3,077
JP Morgan Chase & Co., Credit-Linked Note ‡	12.50% (L+1225)	12/20/21	Diversified Investment Vehicle	43,250	43,010	42,935
Renaissance Umiat, LLC, ACES ****†‡	N/A	N/A	Oil and Gas	—	7,153	7,799
Renaissance Umiat, LLC, ACES ****†‡	N/A	N/A	Oil and Gas	—	6,351	6,391
TOTAL STRUCTURED PRODUCTS AND OTHER					$78,608	$80,004

PREFERRED EQUITY—2.0%				Shares
CA Holding, Inc. (Collect America, Ltd.), Series A Preferred Stock **‡	N/A	N/A	Financial Services	7,961	$788	$1,592
Crowley Holdings, Series A Preferred Stock	12.00% (10.00% Cash / 2.00% PIK)	N/A	Cargo Transport	22,500	22,623	22,620
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Preferred Stock ***	13.50% PIK	N/A	Education	12,360	27,685	13,802
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Preferred Stock ***	12.50% PIK	N/A	Education	332,500	6,863	—
Varietal Distribution Holdings, LLC, Class A Preferred Unit	8.00% PIK	N/A	Distribution	3,097	5,288	3,275
TOTAL PREFERRED EQUITY					$63,247	$41,289

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (continued) March 31, 2014 (in thousands, except shares and warrants)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—134.1%	Interest Rate	Maturity Date	Industry	Shares	Cost	Fair Value (1)
EQUITY—2.3%
Common Equity/Interests—1.8%
Accelerate Parent Corp. (American Tire Distributors), Common Stock **	N/A	N/A	Distribution	3,225,514	$3,276	$4,710
AHC Mezzanine, LLC (Advanstar), Common Stock **	N/A	N/A	Media	25,016	1,063	350
Altegrity Holding Corp., Common Stock **	N/A	N/A	Diversified Service	353,399	13,797	—
CA Holding, Inc. (Collect America, Ltd.), Series A Common Stock **‡	N/A	N/A	Financial Services	25,000	2,500	1,380
CA Holding, Inc. (Collect America, Ltd.), Series AA Common Stock **‡	N/A	N/A	Financial Services	4,294	430	859
Caza Petroleum Inc., Net Profits Interest **	N/A	N/A	Oil and Gas	—	940	946
Caza Petroleum Inc., Overriding Royalty Interest **	N/A	N/A	Oil and Gas	—	265	228
Clothesline Holdings, Inc. (Angelica Corporation), Common Stock **	N/A	N/A	Healthcare	6,000	6,000	3,282
Explorer Coinvest, LLC (Booz Allen), Common Stock **‡	N/A	N/A	Business Services	340,090	2,603	6,958
Garden Fresh Restaurant Holdings, LLC., Common Stock **	N/A	N/A	Restaurants	50,000	5,000	138
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Common Stock **	N/A	N/A	Education	17,500	175	—
GS Prysmian Co-Invest L.P. (Prysmian Cables & Systems), Limited Partnership **(2)(3)‡	N/A	N/A	Manufacturing	—	—	17
JV Note Holdco, LLC (DSI Renal Inc.), Common Equity / Interest **	N/A	N/A	Healthcare	9,303	85	—
Pelican Energy, LLC, Net Profit Interest **‡	N/A	N/A	Oil and Gas	696,656	697	477
RC Coinvestment, LLC (Ranpak Corp.), Common Stock **	N/A	N/A	Packaging	50,000	5,000	7,674
Sorenson Communications Holdings, LLC, Class A, Common Stock **	N/A	N/A	Consumer Products	454,828	45	61
Univar Inc., Common Stock **	N/A	N/A	Distribution	900,000	9,000	9,680
Varietal Distribution Holdings, LLC, Class A Common Unit **	N/A	N/A	Distribution	28,028	28	—
Total Common Equity/Interests					$50,904	$36,760

Warrants—0.5%				Warrants
CA Holding, Inc. (Collect America, Ltd.), Common Stock Warrants **‡	N/A	N/A	Financial Services	7,961	$8	$—
Energy & Exploration Partners, Inc., Common Stock Warrants **	N/A	N/A	Oil and Gas	60,778	2,374	1,829
Fidji Luxco (BC) S.C.A., Common Stock Warrants **‡(2)	N/A	N/A	Electronics	18,113	182	5,069
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Common Stock **	N/A	N/A	Education	9,820	98	—
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Class A-1 Preferred Stock Warrants **	N/A	N/A	Education	45,947	459	—
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Class B-1 Preferred Stock Warrants **	N/A	N/A	Education	104,314	1,043	—
Osage Exploration & Development, Inc., Common Stock Warrants **‡	N/A	N/A	Oil and Gas	1,496,843	—	1,398
Spotted Hawk Development, LLC, Common Stock Warrants **‡	N/A	N/A	Oil and Gas	54,545	852	2,304
Total Warrants					$5,016	$10,600
TOTAL EQUITY					$55,920	$47,360
Total Investments in Non-Controlled/ Non-Affiliated Investments					$2,714,971	$2,751,896

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (continued) March 31, 2014 (in thousands, except shares and warrants)

INVESTMENTS IN NON-CONTROLLED/AFFILIATED INVESTMENTS—7.0%(4)	Interest Rate	Maturity Date	Industry	Par Amount*	Cost	Fair Value (1)
CORPORATE DEBT—0.7%
SECURED DEBT—0.7%
1st Lien Secured Debt—0.7%
Aventine Renewable Energy Holdings, Inc. †	15.00% (12.00% Cash/3.00% PIK)	9/23/16	Chemicals	$2,737	$2,621	$2,405
Aventine Renewable Energy Holdings, Inc. †	15.00% PIK or 10.50% Cash	9/22/17	Chemicals	14,068	16,391	8,884
Aventine Renewable Energy Holdings, Inc. †	25.00% PIK	9/24/16	Chemicals	3,769	3,769	3,769
Total 1st Lien Secured Debt					$22,781	$15,058
TOTAL SECURED DEBT					$22,781	$15,058
TOTAL CORPORATE DEBT					$22,781	$15,058

STRUCTURED PRODUCTS AND OTHER—6.3%
Golden Hill CLO I, LLC, Equity ‡¢	N/A	N/A	Diversified Investment Vehicle	$1,097	$1,631	$1,097
Highbridge Loan Management 3-2014, Ltd., Class D Notes †‡¢	5.22% (L+500)	1/18/25	Diversified Investment Vehicle	5,000	4,638	4,680
Highbridge Loan Management 3-2014, Ltd., Class E Notes †‡¢	6.22% (L+600)	1/18/25	Diversified Investment Vehicle	2,485	2,263	2,314
Highbridge Loan Management 3-2014, Ltd., Subordinated Notes †‡¢	N/A	1/18/25	Diversified Investment Vehicle	8,163	7,527	7,278
Jamestown CLO I LTD, Subordinated Notes ‡¢	N/A	11/5/24	Diversified Investment Vehicle	4,325	3,553	3,828
MCF CLO I LLC, Class E Notes ‡¢	5.99% (L+575)	4/20/23	Diversified Investment Vehicle	13,000	12,330	12,357
MCF CLO I LLC, Membership Interests ‡¢	N/A	N/A	Diversified Investment Vehicle	38,918	37,560	40,391
MCF CLO III LLC, Class E Notes ‡¢	4.81% (L+445)	1/20/24	Diversified Investment Vehicle	12,750	11,349	11,325
MCF CLO III LLC, Membership Interests ‡¢	N/A	1/20/24	Diversified Investment Vehicle	41,900	39,183	38,266
Slater Mill Loan Fund LP, LP Certificates ‡¢	N/A	N/A	Diversified Investment Vehicle	8,375	6,222	7,361
TOTAL STRUCTURED PRODUCTS AND OTHER					$126,256	$128,897

EQUITY—0.0%
Common Equity/Interests—0.0%				Shares
Aventine Renewable Energy Holdings, Inc., Common Stock **	N/A	N/A	Chemicals	262,036	$688	$99
Total Common Equity/Interests					$688	$99

Warrants—0.0%				Warrants
Aventine Renewable Energy Holdings, Inc., Common Stock Warrants **	N/A	N/A	Chemicals	1,521,193	$3,996	$574
Total Warrants					$3,996	$574
TOTAL EQUITY					$4,684	$673
Total Investments in Non-Controlled/Affiliated Investments					$153,721	$144,628

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (continued) March 31, 2014 (in thousands, except shares)

INVESTMENTS IN CONTROLLED INVESTMENTS—28.4%(5)	Interest Rate	Maturity Date	Industry	Par Amount*	Cost	Fair Value (1)
CORPORATE DEBT—14.3%
SECURED DEBT—14.3%
1st Lien Secured Debt—13.8%
Merx Aviation Finance Holdings II, LLC (Revolver)	12.00% Funded, 0.00% Unfunded	10/31/18	Aviation	$282,334	$282,334	$282,334
Total 1st Lien Secured Debt					$282,334	$282,334

Unfunded Revolver Obligation—0.0%
Merx Aviation Finance Holdings II, LLC	12.00% Funded, 0.00% Unfunded	10/31/18	Aviation	$117,666	$—	$—
Total Unfunded Revolver Obligation					$—	$—

Letters of Credit—0.0%
Merx Aviation Finance Assets Ireland Limited, LLC, Letter of Credit	2.250%	9/30/14	Aviation	$1,800	$—	$—
Merx Aviation Finance Assets Ireland Limited, LLC, Letter of Credit	2.250%	9/30/14	Aviation	1,800	—	—
Total Letters of Credit					$—	$—

2nd Lien Secured Debt—0.5%
LVI Parent Corp. (LVI Services, Inc.)	12.500%	4/20/14	Environmental Services	$10,000	$10,013	$10,200
Total 2nd Lien Secured Debt					$10,013	$10,200
TOTAL SECURED DEBT					$292,347	$292,534
TOTAL CORPORATE DEBT					$292,347	$292,534

PREFERRED EQUITY—2.5%				Shares
Playpower Holdings, Inc., Series A Preferred	14.00% PIK	11/15/20	Leisure	49,178	$51,773	$51,773
TOTAL PREFFERED EQUITY					$51,773	$51,773

EQUITY—11.6%
Common Equity/Interests—11.6%
Generation Brands Holdings, Inc. (Quality Home Brands), Basic Common Stock **	N/A	N/A	Home and Office Furnishings and Durable Consumer Products	9,007	$—	$1,615
Generation Brands Holdings, Inc. (Quality Home Brands), Series H Common Stock **	N/A	N/A	Home and Office Furnishings and Durable Consumer Products	7,500	2,297	1,345
Generation Brands Holdings, Inc. (Quality Home Brands), Series 2L Common Stock **	N/A	N/A	Home and Office Furnishings and Durable Consumer Products	36,700	11,242	6,582
LVI Parent Corp., Common Stock **	N/A	N/A	Environmental Services	14,981	16,097	34,020
Merx Aviation Finance Holdings II, LLC, Partnership Interest **	N/A	N/A	Aviation	—	138,582	140,465
Playpower Holdings, Inc., Common Stock **	N/A	N/A	Leisure	1,000	77,722	53,813
Total Common Equity/Interests					$245,940	$237,840
TOTAL EQUITY					$245,940	$237,840
Total Investments in Controlled Investments					$590,060	$582,147
Total Investments—169.5%(6)(7)					$3,458,752	$3,478,671
Liabilities in Excess of Other Assets—(69.5)%						$(1,427,061)
Net Assets—100.0%						$2,051,611

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

(4)
Denotes investments in which we are an “Affiliated Person”, as defined in the 1940 Act, due to owning or holding the power to vote 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of March 31, 2013 and March 31, 2014 along with transactions during the fiscal year ended March 31, 2014 in these Affiliated investments are as follows:

Name of Issue	Fair Value at March 31, 2013	Gross Additions (Cost) ●	Gross Reductions (Cost) ■	Change in Unrealized Gain (Loss)	Fair Value at March 31, 2014	Net Realized Gain (Loss)	Interest/Dividend/ Other Income
Aventine Renewable Energy Holdings, Inc., 15.00% (12.00% Cash/3.00% PIK), 9/23/16	$3,866	$85	$(1,314)	$(232)	$2,405	$—	$606
Aventine Renewable Energy Holdings, Inc., 10.50% Cash or 15.00% PIK, 9/22/17	9,682	1,965	(1,581)	(1,182)	8,884	—	370
Aventine Renewable Energy Holdings, Inc., 25.00% PIK, 9/24/16	N/A	5,348	(1,578)	—	3,769	—	1,044
Aventine Renewable Energy Holdings, Inc., Common Stock	2,347	—	(3,995)	1,747	99	—	—
Aventine Renewable Energy Holdings, Inc., Common Stock Warrants	N/A	3,995	—	(3,422)	574	—	—
Golden Hill CLO I, LLC, Equity	N/A	1,631	—	(534)	1,097	—	—
Highbridge Loan Management 3-2014, Ltd., Class D Notes L+500, 1/18/25	N/A	4,638	—	42	4,680	—	49
Highbridge Loan Management 3-2014, Ltd., Class E Notes L+600, 1/18/25	N/A	2,263	—	50	2,314	—	28
Highbridge Loan Management 3-2014, Ltd., Subordinated Notes, 1/18/25	N/A	7,527	—	(249)	7,278	—	96
Highbridge Loan, Ltd., Preference Shares	6,174	6,655	(12,829)	—	—	—	1,876
Jamestown CLO I LTD, Class C L+400, 11/5/24	1,109	3	(1,027)	(86)	—	71	30
Jamestown CLO I LTD, Class D L+550, 11/5/24	3,537	13	(3,386)	(164)	—	250	139
Jamestown CLO I LTD, Subordinated Notes, 11/5/24	13,568	—	(10,500)	761	3,828	1,758	1,473
Kirkwood Fund II LLC, Common Interest	43,144	—	(41,067)	(2,077)	—	—	5,923
MCF CLO I LLC, Class E Notes, L+575, 4/20/23	12,273	52	—	32	12,357	—	854
MCF CLO I LLC, Membership Interests	38,918	—	(1,358)	2,832	40,391	—	8,108
MCF CLO III LLC, Class E Notes L+445, 1/20/24	N/A	11,349	—	(24)	11,325	—	165
MCF CLO III LLC, Membership Interests, 1/20/24	N/A	39,183	—	(918)	38,266	—	1,165
Slater Mill Loan Fund LP, LP Certificates	6,951	—	(897)	1,306	7,361	—	1,088
	$141,569	$84,708	$(79,534)	$(2,115)	$144,628	$2,078	$23,017
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

Name of Issue	Fair Value at March 31, 2013	Gross Additions (Cost) ●	Gross Reductions (Cost) ■	Change in Unrealized Gain (Loss)	Fair Value at March 31, 2014	Net Realized Gain (Loss)	Interest/Dividend/ Other Income
AIC Credit Opportunity Fund, LLC Common Equity	$50,697	$20,386	$(68,489)	$(2,594)	$—	$(2,338)	$2,306
Generation Brands Holdings, Inc. (Quality Home Brands), Basic Common Stock	432	—	—	1,183	1,615	—	—
Generation Brands Holdings, Inc. (Quality Home Brands), Series 2L Common Stock	360	—	—	985	1,345	—	—
Generation Brands Holdings, Inc. (Quality Home Brands), Series H Common Stock	1,760	—	—	4,822	6,582	—	—
Grand Prix Holdings, LLC, Series A Preferred Interests, 12.00% PIK	N/A	N/A	N/A	N/A	N/A	98	—
LVI Parent Corp. (LVI Services, Inc.), 12.50%, 4/20/14	10,000	198	—	2	10,200	—	1,448
LVI Services, Inc., Common Stock	30,575	—	—	3,444	34,020	—	153
Merx Aviation Finance Holdings, LLC, 12.00%, 1/9/21	92,000	—	(92,000)	—	—	—	6,761
Merx Aviation Finance Holdings, LLC, 12.00%, 2/1/21	5,303	—	(5,303)	—	—	—	392
Merx Aviation Finance Holdings, LLC, 12.00%, 3/28/21	4,684	—	(4,684)	—	—	—	346
Merx Aviation Finance Holdings, LLC, 12.00%, 6/25/21	N/A	13,500	(13,500)	—	—	—	621
Merx Aviation Finance Holdings, LLC, 12.00%, 7/25/21	N/A	14,600	(14,600)	—	—	—	286
Merx Aviation Finance Holdings, LLC, 12.00%, 8/19/21	N/A	4,000	(4,000)	—	—	—	124
Merx Aviation Finance Holdings, LLC, 12.00%, 9/12/21	N/A	4,600	(4,600)	—	—	—	80
Merx Aviation Finance Holdings, LLC, 12.00%, 10/28/21	N/A	31,150	(31,150)	—	—	—	154
Merx Aviation Finance Holdings II, LLC, (Revolver) 12.00% Funded, 0.00% Unfunded, 10/31/18	N/A	282,334	—	—	282,334	—	9,205
Merx Aviation Finance Holdings II, LLC, Partnership Interest	33,820	107,120	(2,358)	1,883	140,465	—	—
Merx Aviation Finance Assets Ireland Limited, Letter of Credit, 2.25%, 9/30/14	—	—	—	—	—	—	—
Merx Aviation Finance Assets Ireland Limited, Letter of Credit, 2.25%, 9/30/14	—	—	—	—	—	—	—
Playpower Holdings, Inc., 14.00% PIK, 12/15/15	24,174	2,293	(27,578)	1,111	—	442	2,271
Playpower, Inc., 12.50% PIK, 12/31/15	18,458	1,713	(20,551)	380	—	870	1,686
Playpower Holdings, Inc., Series A Preferred, 14.00% PIK, 11/15/20	N/A	51,773	—	—	51,773	—	3,303
Playpower Holdings, Inc., Common Stock	38,157	—	—	15,657	53,813	—	—
	$310,418	$533,668	$(288,811)	$26,872	$582,147	$(927)	$29,137
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

(8)	The negative fair value is the result of the unfunded commitment/letter of credit being valued below par.

N/A	Not applicable

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

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (continued)
 March 31, 2014

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2014
Business Services	14.6%
Aviation	12.2%
Oil and Gas	11.8%
Financial Services	7.4%
Healthcare	6.6%
Diversified Investment Vehicle	5.5%
Distribution	4.9%
Chemicals	4.2%
Diversified Service	3.7%
Insurance	3.5%
Leisure	3.1%
Environmental Services	2.5%
Transportation	2.1%
Mining	1.8%
Containers, Packaging, and Glass	1.6%
Telecommunications	1.5%
Energy	1.3%
Media	1.3%
Buildings and Real Estate	1.2%
Education	1.1%
Restaurants	1.0%
Diversified Natural Resources, Precious Metals and Minerals	1.0%
Hotels, Motels, Inns and Gaming	0.9%
Packaging	0.9%
Broadcasting & Entertainment	0.8%
Retail	0.7%
Cargo Transport	0.6%
Auto Sector	0.5%
Consumer Products	0.4%
Beverage, Food and Tobacco	0.3%
Home and Office Furnishings and Durable Consumer Products	0.3%
Aerospace and Defense	0.3%
Grocery	0.2%
Electronics	0.2%
Manufacturing	—%
Total Investments	100.0%

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
Apollo Investment commenced operations on April 8, 2004 receiving net proceeds of $870,000 from its initial public offering by selling 62 million shares of common stock at a price of $15.00 per share. Since then, and through June 30, 2014, we have raised approximately $2,210,099 in net proceeds from additional offerings of common stock.
Note 2. Significant Accounting Policies
The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.
Basis of Presentation and Use of Estimates
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification (“ASC”) 946. In accordance with Regulation S-X, the Company generally will not consolidate its interest in any company other than in investment company subsidiaries and controlled operating companies substantially all of whose business consists of providing services to the Company. Consequently, the Company has not consolidated special purpose entities through which the special purpose entity acquired and holds investments subject to financing with third parties. As of June 30, 2014, the Company did not have any subsidiaries or controlled operating companies that were consolidated (see additional information within note 6).
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
Interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 or 10 of Regulation S-X, as appropriate. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair statement of financial statements for the interim period, have been included. These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended March 31, 2014. Certain amounts have been reclassified on the Statement of Operations. For the three months ended June 30, 2013, $263 of investment income previously classified as interest income from controlled investments was reclassified to interest income from non-controlled/affiliated investments and $4,825 of investment income previously classified as dividend income from controlled investments was reclassified to dividend income from non-controlled/affiliated investments.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

Fair Value Measurements
Under procedures established by our board of directors, we value investments, including certain secured debt, unsecured debt and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations (unless they are deemed not to represent fair value). We attempt to obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker or a primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. If and when market quotations are deemed not to represent fair value, we typically utilize independent third party valuation firms to assist us in determining fair value. Accordingly, such investments go through our multi-step valuation process as described below. In each case, our independent third party valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations for such investments. Debt investments with remaining maturities of 60 days or less may each be valued at cost with interest accrued or discount amortized to the date of maturity, unless such valuation, in the judgment of our investment adviser, does not represent fair value, in which case such investments shall be valued at fair value as determined in good faith by or under the direction of our board of directors including using market quotations where available. Investments that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of our board of directors. Such determination of fair values may involve subjective judgments and estimates.
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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the three months ended June 30, 2014, there has been no change to the Company’s valuation techniques and related inputs considered in the valuation process.
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
Investment Income Recognition
The Company records interest and dividend income, adjusted for amortization of premium and accretion of discount, on an accrual basis. Some of our loans and other investments, including certain preferred equity investments, may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends computed at the contractual rate are accrued into income and reflected as receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. At the point the Company believes PIK is not expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are reversed from the related receivable through interest or dividend income, respectively. The Company does not reverse previously capitalized PIK interest or dividends. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if the Company believes that PIK is expected to be realized. For the three months ended June 30, 2014, PIK income totaled $6,827 on total investment income of $102,580.
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
Loan origination fees, original issue discount, and market discounts are capitalized and amortized into income using the interest method or straight-line, as applicable. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and other investments as interest income when we receive such amounts. Other income generally includes administrative fee, bridge fee, and structuring fee which are recorded when earned.
The Company records as dividend income the accretable yield from its beneficial interests in structured products such as CLOs based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. Such assumptions include the rate and timing of principal and interest receipts (which may be subject to prepayments and defaults) of the underlying pool of assets. These assumptions are updated on at least a quarterly basis to reflect changes related to a particular security, actual historical data, and market changes. Structured product investments typically have an underlying pool of assets. Payments on structured product investments are and will be payable solely from the cashflows from such assets. As such, any unforeseen event in these underlying pool of assets might impact the expected recovery of principal and future accrual of income.
Expenses
Expenses include management fees, performance-based incentive fees, insurance expenses, administrative service fees, legal fees, directors' fees, audit and tax service expenses, and other general and administrative expenses. Expenses are recognized on an accrual basis.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

Income Taxes
The Company complies with the applicable provisions of the Code pertaining to regulated investment companies to make distributions of taxable income sufficient to relieve it of substantially all Federal income taxes. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. The Company will accrue excise tax on estimated excess taxable income, if any, as required.
Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from accounting principles generally accepted in the United States of America.
Foreign Currency
The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. The company isolates that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. The Company’s investments in foreign securities may involve certain risks, including without limitation: foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments and therefore the earnings of the Company.
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
The Company may enter into forward exchange contracts in order to hedge against foreign currency risk. These contracts are fair valued by recognizing the difference between the contract exchange rate and the current market rate as unrealized gain or loss. Realized gains or losses are recognized when contracts are settled.
Recent Accounting Pronouncements
In June 2013, the FASB issued guidance to change the assessment of whether an entity is an investment company by developing a new two-tiered approach that requires an entity to possess certain fundamental characteristics while allowing judgment in assessing certain typical characteristics. The fundamental characteristics that an investment company is required to have include the following: (1) it obtains funds from one or more investors and provides the investor(s) with investment management services; (2) it commits to its investor(s) that its business purpose and only substantive activities are investing the funds solely for returns from capital appreciation, investment income or both; and (3) it does not obtain returns or benefits from an investee or its affiliates that are not normally attributable to ownership interests. The typical characteristics of an investment company that an entity should consider before concluding whether it is an investment company include the following: (1) it has more than one investment; (2) it has more than one investor; (3) it has investors that are not related parties of the parent or the investment manager; (4) it has ownership interests in the form of equity or partnership interests; and (5) it manages substantially all of its investments on a fair value basis. The new approach requires an entity to assess all of the characteristics of an investment company and consider its purpose and

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

design to determine whether it is an investment company. The guidance includes disclosure requirements about an entity’s status as an investment company and financial support provided or contractually required to be provided by an investment company to its investees. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2013. This guidance did not have a material impact on its financial statements.
Note 3. Agreements
The Company has an Investment Advisory and Management Agreement (the “Investment Advisory Agreement”) with Apollo Investment Management, L.P. (the “Investment Adviser” or “AIM”), under which the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of, and provides investment advisory services to the Company. For providing these services, the Investment Adviser receives a fee from the Company, consisting of two components — a base management fee and a performance-based incentive fee. The base management fee is determined by taking the average value of our gross assets, net of the average of any payable for cash equivalents at the end of the two most recently completed calendar quarters calculated at an annual rate of 2.00%. The incentive fee has two parts, as follows: one part is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under an administration agreement (the “Administration Agreement”) between the Company and Apollo Investment Administration, LLC (the “Administrator”), and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income does not include any realized capital gains computed net of all realized capital losses and unrealized capital depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the rate of 1.75% per quarter (7% annualized). For the period between April 2, 2012 and March 31, 2015, AIM has agreed to voluntarily waive the management and incentive fees on the common shares issued on April 2, 2012 and May 20, 2013.
The Investment Adviser has also entered into an investment sub-advisory agreement with CION Investment Corporation ("CION") (the "Sub-Advisory Agreement") under which AIM receives management and incentive fees from CION in connection with the investment advisory services provided. For the period between April 1, 2014 and March 31, 2015, the Investment Adviser has agreed to waive all base management fees receivable under the Investment Advisory Agreement with the Company in the amount equal to the amount receivable by AIM from CION less the fully allocated incremental expenses accrued by AIM.
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
The accrual of this theoretical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no accrual for the three months ended June 30, 2014 and 2013. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (“Advisers Act”) or the Investment Advisory Agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

Adviser will be consistent with the Advisers Act and formula reflected in the Investment Advisory Agreement which specifically excludes consideration of unrealized capital gain.
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

For the three months ended June 30, 2014 and 2013, the Company recognized $18,111 and $14,757, respectively, of base management fees and $12,467 and $12,449, respectively, of performance-based incentive fees. For the three months ended June 30, 2014 and 2013, total management fees waived was $2,707 and $1,074, respectively. For the three months ended June 30, 2014 and 2013, total incentive fees waived were $1,445 and $900, respectively.

The amount of the deferred incentive fees on PIK income for the three months ended June 30, 2014 and 2013 are $1,206 and $1,193, respectively. The cumulative incentive fee on PIK income included in management and performance-based incentive fee payable line of the Statement of Assets and Liabilities for the three months ended June 30, 2014 and 2013 are $8,141 and $5,061, respectively.
The Company has also entered into an Administration Agreement with the Administrator under which the Administrator provides administrative services for the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator and requested to be reimbursed in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of its chief financial officer and chief compliance officer and their respective staffs. The Administrator will also provide, on our behalf, managerial assistance to those portfolio companies to which the Company is required to provide such assistance. For the three months ended June 30, 2014 and June 30, 2013, the Company recognized expenses under the Administration Agreement of $1,433 and $1,097, respectively.

The Company has also entered into an expense reimbursement agreement with Merx Aviation Finance Assets Ireland, Limited, a subsidiary of a portfolio company that will reimburse the Company for reasonable out-of-pocket expenses incurred, including any interest, fees or other amounts incurred by the Company in connection with letters of credit issued on its behalf. For the three months ended June 30, 2014 and June 30, 2013, the Company recognized expenses that were reimbursed under the expense reimbursement agreement of $20 and $0 respectively.
Note 4. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC 260-10, for the three months ended June 30, 2014 and June 30, 2013, respectively:

	Three Months Ended June 30,
	2014	2013
Earnings per share — basic Numerator for increase in net assets per share:	$64,636	$18,804
Denominator for basic weighted average shares:	236,741,351	212,975,966
Basic earnings per share:	$0.27	$0.09
Earnings per share — diluted* Numerator for increase in net assets per share:	$64,636	$18,804
Adjustment for interest on convertible notes and for incentive fees, net	2,556	3,895
Numerator for increase in net assets per share, as adjusted	$67,192	$22,699
Denominator for weighted average shares, as adjusted for dilutive effect of convertible notes:	251,289,451	227,524,066
Diluted earnings per share:	$0.27	$0.09
* In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. For the three months ended June 30, 2014 and June 30, 2013, anti-dilution would total $0.00 and $0.01, respectively.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

Note 5. Investments
AIC Credit Opportunity Fund LLC —
We owned all of the common member interests in AIC Credit Opportunity Fund LLC (“AIC Holdco”). AIC Holdco was formed for the purpose of holding various financed investments. AIC Holdco wholly owned three special purpose entities, each of which in 2008 acquired directly or indirectly an investment in a particular security from an unaffiliated entity that provided leverage for the investment as part of the sale. As of March 31, 2014, the three special purpose entities along with AIC Holdco were fully dissolved. Each of these transactions is described in more detail below together with summary financial statements.
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
We do not consolidate AIC Holdco or its wholly owned subsidiaries. Our investment in AIC Holdco was valued in accordance with our normal valuation procedures and was based on the values of the underlying assets held by each special purpose entities net of associated liabilities.
As of June 30, 2014 and March 31, 2014, the consolidated AIC Holdco had no outstanding assets and liabilities. Below is summarized financial information for AIC Holdco for the three months ended June 30, 2013. There was no operating activity during the three months ended June 30, 2014.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

Fiscal Year End Three Months Ended June 30, 2013
Net Operating Income (Loss)
Apollo FDC(1)	$1,559
Apollo TXU(1)	329
Apollo Boots(1)	8
Other	10
Total Operating Income	$1,906
Net Realized Gain (Loss)
Apollo FDC	$9,634
Total Net Realized Gain (Loss)	$9,634
Net Change in Unrealized Gain (Loss)
Apollo FDC	$(11,509)
Apollo TXU	(386)
Total Net Change in Unrealized Gain (Loss)	$(11,895)
Net Income (Loss)(2)
Apollo FDC	$(316)
Apollo TXU	(57)
Apollo Boots	8
Other	10
Total Net Income (Loss)	$(355)
____________________

(1)
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

(2)	Net income is the sum of operating income, realized gain (loss) and net change in unrealized gain (loss).

Merx Aviation Finance Holdings II, LLC—
Merx Aviation Finance Holdings II, LLC. and its subsidiaries ("Merx Aviation") are principally engaged in acquiring and leasing commercial aircraft to airlines. Its primary focus is on current generation aircrafts, held either domestically or internationally. Merx Aviation may acquire fleets of aircraft through securitized, non-recourse debt or individual aircraft. Merx Aviation is not intended to compete with the numerous large lessors, but rather to be complementary to them, providing them a capital base for various transactions. Merx Aviation also may outsource its aircraft servicing requirements to the large lessors that have the global staff necessary to complete such tasks.

Merx Aviation is considered a "significant subsidiary" under SEC Regulation S-X Rule 10-01(b)(1) for the three months ended June 30, 2014 and under Regulation S-X Rule 4-08(g) for the fiscal year ended March 31, 2014. Based on the S-X 10-01(b)(1) requirements, the summarized consolidated financial information of Merx Aviation is shown below:

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

	June 30, 2014 (unaudited)	March 31, 2014
Assets
Cash	$1,720	$735
Dividend receivable and other assets	20,623	18,850
Aircraft held for lease, net of depreciation	32,345	33,963
Controlled aircraft interests	441,264	376,013
Total assets	$495,952	$429,561

Liabilities
Notes payable	$346,051	$295,190
Interest payable and other liabilities	4,139	2,703
Total liabilities	$350,190	$297,893

Member’s equity
Contributed equity	$152,082	$138,582
Accumulated deficit	(6,320)	(6,914)
Total member's equity	$145,762	$131,668

	Three Months Ended June 30, 2014 (unaudited)	Three Months Ended June 30, 2013 (unaudited)
Revenues
Lease rental revenue	$2,812	$1,555
Dividend income and other income	9,678	2,617
Total revenues	$12,490	$4,172

Expenses
Interest expense and other expenses	$10,272	$4,165
Depreciation expense	1,617	1,215
Total expenses	$11,889	$5,380

Net gain (loss) before taxes	$601	$(1,208)
Net gain (loss) after taxes	$594	$(1,208)

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

Fair Value Measurement and Disclosures
At June 30, 2014, our investments, measured at fair value, were categorized as follows in the fair value hierarchy for ASC 820 purposes:

			Fair Value Measurement at Reporting Date Using:
Description	Cost	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Secured Debt	$2,135,295	$2,159,352	$—	$964,836	$1,194,516
Unsecured Debt	763,203	790,392	—	370,348	420,044
Structured Products and Other	269,302	275,604	—	—	275,604
Preferred Equity	125,796	103,624	—	—	103,624
Common Equity/Interests	297,426	301,857	—	52	301,805
Warrants	9,012	13,879	—	—	13,879
Total Investments	$3,600,034	$3,644,708	$—	$1,335,236	$2,309,472

At March 31, 2014, our investments that were measured at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

			Fair Value Measurement at Reporting Date Using:
Description	Cost	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Secured Debt	$1,919,871	$1,949,107	$—	$1,013,424	$935,683
Unsecured Debt	912,453	941,728	—	526,649	415,079
Structured Products and Other	204,864	208,901	—	—	208,901
Preferred Equity	115,020	93,062	—	—	93,062
Common Equity/Interests	297,532	274,699	—	—	274,699
Warrants	9,012	11,174	—	—	11,174
Total Investments	$3,458,752	$3,478,671	$—	$1,540,073	$1,938,598

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

The following chart shows the components of change in our investments categorized as Level 3, for the three months ended June 30, 2014.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)*
	Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Beginning Balance, March 31, 2014	$935,683	$415,079	$208,901	$93,062	$274,699	$11,174	$1,938,598
Total realized gains (losses) included in earnings	362	(1,752)	(107)	—	(13,104)	—	(14,601)
Total change in unrealized gain (loss) included in earnings	1,434	(404)	2,264	(214)	27,212	2,705	32,997
Net amortization on investments	1,229	364	54	—	—	—	1,647
Purchases, including capitalized PIK	335,217	11,651	78,724	10,776	14,080	—	450,448
Sales	(66,564)	(24,794)	(14,232)	—	(1,037)	—	(106,627)
Transfers out of Level 3 (1)	(12,845)	—	—	—	(45)	—	(12,890)
Transfers into Level 3 (1)	—	19,900	—	—	—	—	19,900
Ending Balance, June 30, 2014	$1,194,516	$420,044	$275,604	$103,624	$301,805	$13,879	$2,309,472
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gain (loss) relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gain (loss) on investments in our Statement of Operations.	$2,247	$(1,903)	$3,275	$(214)	$31,930	$2,705	$38,040
____________________

(1)
Transfers out of Level 3 are due to an increase in the availability of qualified observable inputs and transfers into Level 3 are due to a decrease in the availability of qualified observable inputs as assessed by the Adviser. Transfers are assumed to have occurred at the end of the period. There were no transfers between Level 1 and Level 2 fair value measurements during the period shown.

(2)	Includes unfunded revolver obligations and letters of credit measured at fair value of $(3,405).

*	Pursuant to fair value measurement and disclosure guidance, the Company currently categorizes investments by class as shown above.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

The following chart shows the components of change in our investments categorized as Level 3, for the three months ended June 30, 2013.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)*
	Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Beginning Balance, March 31, 2013	$640,809	$631,047	$185,995	$11,550	$162,580	$9,273	$1,641,254
Total realized gains or losses included in earnings	(23,089)	(39,126)	7,966	—	—	—	(54,249)
Total change in unrealized gain (loss) included in earnings	17,302	36,239	(16,992)	1,147	9,436	(3,068)	44,064
Net amortization on investments	719	645	55	—	—	—	1,419
Purchases, including capitalized PIK	202,340	77,449	61,231	97	28,441	6,228	375,786
Sales	(179,175)	(94,741)	(17,165)	—	(3,995)	—	(295,076)
Transfers out of Level 3 (1)	(55,946)	(120,703)	(38,728)	—	—	—	(215,377)
Transfers into Level 3 (1)	68,531	—	—	—	—	—	68,531
Ending Balance, June 30, 2013	$671,491	$490,810	$182,362	$12,794	$196,462	$12,433	$1,566,352
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gain (loss) relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gain (loss) on investments in our Statement of Operations	$(345)	$(4,498)	$(17,477)	$1,146	$6,776	$(405)	$(14,803)
____________________

(1)
Transfers out of Level 3 are due to an increase in the availability of qualified observable inputs and transfers into Level 3 are due to a decrease in the availability of qualified observable inputs as assessed by the Adviser. Transfers are assumed to have occurred at the end of the period. There were no transfers between Level 1 and Level 2 fair value measurements during the period shown.

*	Pursuant to fair value measurement and disclosure guidance, the Company currently categorizes investments by class as shown above.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

The following tables summarizes the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 3 as of June 30, 2014 and March 31, 2014. In addition to the techniques and inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of June 30, 2014	Valuation Techniques/ Methodologies	Unobservable Input	Range		Weighted Average
Secured Debt	$932,750	Yield Analysis	Discount Rate	8.7%	25.0%	12.8%
	25,000	Recent Transaction	Recent Transactions	N/A	N/A	N/A
	236,767	Broker Quoted	Broker Quote	N/A	N/A	N/A
Unsecured Debt	400,144	Yield Analysis	Discount Rate	9.8%	18.4%	11.1%
	19,900	Broker Quoted	Broker Quote	N/A	N/A	N/A
Structured Products and Other	2,158	Yield Analysis	Discount Rate	15.0%	15.0%	15.0%
	250,512	Discounted Cash Flow	Discount Rate	10.5%	15.5%	12.8%
	22,934	Broker Quoted	Broker Quote	N/A	N/A	N/A
Preferred Equity	72,064	Market Comparable Approach	Comparable Multiple	2.0x	10.0x	7.0x
	31,560	Yield Analysis	Discount Rate	12.4%	17.6%	13.8%
Common Equity/Interests	134,111	Market Comparable Approach	Comparable Multiple	2.0x	12.0x	8.1x
	161,731	Yield Analysis	Discount Rate	12.8%	30.0%	13.0%
	5,830	Other	Illiquidity/ Restrictive discount	7.0%	7.0%	7.0%
	133	Recent Transaction	Recent Transaction	N/A	N/A	N/A
Warrants	7,457	Market Comparable Approach	Comparable Multiple	5.0x	7.4x	6.2x
	1,386	Other	Illiquidity/ Restrictive discount	20.0%	20.0%	20.0%
	5,035	Recent Transaction	Recent Transaction	N/A	N/A	N/A
Total	$2,309,472
N/A – Not applicable

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of March 31, 2014	Valuation Techniques/ Methodologies	Unobservable Input	Range		Weighted Average
Secured Debt	$714,999	Yield Analysis	Discount Rate	8.2%	27.3%	13.2%
	26,370	Recent Transactions	Recent Transactions	N/A	N/A	N/A
	194,313	Broker Quoted	Broker Quote	N/A	N/A	N/A
Unsecured Debt	395,630	Yield Analysis	Discount Rate	9.3%	45.0%	11.7%
	19,450	Broker Quoted	Broker Quote	N/A	N/A	N/A
Structured Products and Other	30,158	Yield Analysis	Discount Rate	11.6%	15.0%	12.3
	146,970	Discounted Cash Flow	Discount Rate	10.0%	15.5%	13.9%
	1,097	Recent Transactions	Recent Transactions	N/A	N/A	N/A
	30,675	Broker Quoted	Broker Quote	N/A	N/A	N/A
Preferred Equity	70,442	Market Comparable Approach	Comparable Multiple	2.0x	10.0x	7.1x
	22,620	Yield Analysis	Discount Rate	12.3%	12.3%	12.3%
Common Equity/Interests	125,608	Market Comparable Approach	Comparable Multiple	2.0x	12.0x	8.1x
	17	Net Asset Value	Underlying Assets/Liabilities	N/A	N/A	N/A
	142,117	Yield Analysis	Discount Rate	13.1%	30.0%	13.2%
	6,958	Other	Illiquidity/Restrictive discount	7.0%	7.0%	7.0%
Warrants	4,707	Market Comparable Approach	Comparable Multiple	5.3x	6.0x	6.0x
	1,398	Other	Illiquidity/ Restrictive discount	20.0%	20.0%	20.0%
	5,069	Recent Transactions	Recent Transactions	N/A	N/A	N/A
Total	$1,938,598
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

Capitalized PIK Income
The Company holds loans and investments, including certain preferred equity investments, that may have contractual PIK interest or dividends. PIK interest and dividends computed at the contractual rate are accrued into income and reflected as receivable up to the capitalization date. Capitalized PIK income for the three months ended June 30, 2014 and June 30, 2013 is summarized below:

	Three Months Ended,
	June 30, 2014	June 30, 2013
PIK balance at beginning of period	$58,185	$45,658
Gross PIK income capitalized	11,545	12,098
Adjustments due to investment exits	—	(26)
PIK income received in cash	—	(818)
PIK balance at end of period	$69,730	$56,912

Derivatives

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

As of June 30, 2014, we did not hold any derivative investments and during the three months ended June 30, 2014, we did not enter into any derivative transactions. The table below summarizes the effect of derivative instruments on our statement of operations for the three months ended June 30, 2013:

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

Credit Risk-Related Contingent Features

The use of derivatives creates exposure to counterparty credit risk that may result in potential losses in the event that the counterparties to these instruments fail to perform their obligations under the agreements governing such derivatives. The Company seeks to minimize this risk by limiting the Company’s counterparties to major financial institutions with acceptable credit ratings and monitoring positions with individual counterparties. In addition, the Company may be required under the terms of its derivatives agreements to pledge assets as collateral to secure its obligations under the derivatives. The amount of collateral varies over time based on the fair value, notional amount and remaining term of the derivatives, and may exceed the amount owed by the Company on a fair value basis. In the event of a default by a counterparty, the Company would be an unsecured creditor to the extent of any such overcollateralization. At June 30, 2014, there is no cash pledged as collateral.

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
Note 6. Foreign Currency Transactions and Translations
The Company had the following outstanding non-US borrowings on its Senior Secured Facility (as defined in note 9) at June 30, 2014 and March 31, 2014.

	As of June 30, 2014
Foreign Currency	Local Currency	Original Borrowing Cost	Current Value	Reset Date	Unrealized Loss
British Pounds	£21,100	$33,722	$36,078	7/31/2014	$(2,356)
Euros	€18,200	24,474	24,919	7/31/2014	(445)
Euros	€9,500	12,680	13,007	7/28/2014	(327)
Canadian Dollars	CAD 34,100	31,766	32,014	7/28/2014	(248)
		$102,642	$106,018		$(3,376)

	As of March 31, 2014
Foreign Currency	Local Currency	Original Borrowing Cost	Current Value	Reset Date	Unrealized Gain/(Loss)
British Pounds	£45,100	$72,078	$75,188	4/30/2014	$(3,110)
Euros	€18,200	24,474	25,084	4/30/2014	(610)
Euros	€9,500	12,680	13,093	4/24/2014	(413)
Canadian Dollars	CAD 34,100	31,766	30,895	4/24/2014	871
		$140,998	$144,260		$(3,262)
Note 7. Cash Equivalents
There were no cash equivalents held as of June 30, 2014 and March 31, 2014.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

Note 8. Financial Highlights
The following is a schedule of financial highlights for the three months ended June 30, 2014 and the fiscal year ended March 31, 2014:

	Three Months Ended June 30, 2014 (unaudited)	Fiscal Year Ended March 31, 2014
Per Share Data:
Net asset value, beginning of period	$8.67	$8.27
Net investment income (1)	0.23	0.91
Net realized and unrealized gain (loss)	0.04	0.30
Net increase in net assets resulting from operations (2)	0.27	1.20
Dividends to stockholders from income (3)	(0.20)	(0.80)
Dividends to stockholders from return of capital (3)	—	—
Effect of dilution	—	—
Offering costs (4)	—	—
Net asset value at end of period	$8.74	$8.67
Per share market value at end of period	$8.61	$8.31
Total return (5)	6.0%	9.4%
Shares outstanding at end of period	236,741,351	236,741,351
Ratio/Supplemental Data:
Net assets at end of period (in millions)	$2,068.9	$2,051.6
Ratio of net investment income to average net assets (7)	10.43%	10.85%
Ratio of operating expenses to average net assets (6) (7)	5.87%	6.01%
Ratio of interest and other debt expenses to average net assets (7)	3.68%	3.70%
Ratio of net expenses to average net assets (6) (7)	9.55%	9.71%
Average debt outstanding	$1,552,268	$1,238,940
Average debt per share	$6.56	$5.56
Portfolio turnover ratio (7)	58.2%	75.9%

(1)	Per share net investment income is based on the average shares outstanding

(2)	For fiscal year ended March 31, 2014, the net increase in net assets resulting from operations represents rounded numbers.

(3)
Dividends and distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. Per share amounts reflect total dividends paid divided by average shares for the respective periods.

(4)	Offering costs per share represent less than one cent per average share for the three months ended June 30, 2014 and fiscal year ended March 31, 2014.

(5)
Total return is based on the change in market price per share during the respective periods. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.

(6)
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown inclusive of all voluntary management and incentive fee waivers (see note 3). For the three months ended June 30, 2014, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 6.68% and 10.35%, respectively, without the voluntary fee waivers. For the fiscal year ended March 31, 2014, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 6.66% and 10.36%, respectively, without the voluntary fee waivers.

(7)	Annualized

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

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Estimated Market Value
Senior Secured Facility
Fiscal 2015 (through June 30, 2014)	$801,018	$1,181	—	$800,215	(4)
Fiscal 2014	602,261	1,095	—	602,983	(4)
Fiscal 2013	536,067	1,137	—	551,097
Fiscal 2012	539,337	1,427	—	N/A
Fiscal 2011	628,443	1,707	—	N/A
Fiscal 2010	1,060,616	2,671	—	N/A
Fiscal 2009	1,057,601	2,320	—	N/A
Fiscal 2008	1,639,122	2,158	—	N/A
Fiscal 2007	492,312	4,757	—	N/A
Fiscal 2006	323,852	4,798	—	N/A
Fiscal 2005	—	—	—	N/A
Senior Secured Notes
Fiscal 2015 (through June 30, 2014)	$270,000	$399	—	$277,054	(4)
Fiscal 2014	270,000	491	—	280,067	(4)
Fiscal 2013	270,000	572	—	282,173
Fiscal 2012	270,000	714	—	N/A
Fiscal 2011	225,000	611	—	N/A
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
Fiscal 2005	—	—	—	N/A
2042 Notes
Fiscal 2015 (through June 30, 2014)	$150,000	$221	—	$147,480	(5)
Fiscal 2014	150,000	273	—	145,680	(5)
Fiscal 2013	150,000	318	—	148,920
Fiscal 2012	—	—	—	N/A
Fiscal 2011	—	—	—	N/A
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
Fiscal 2005	—	—	—	N/A
2043 Notes
Fiscal 2015 (through June 30, 2014)	$150,000	$221	—	$132,570	(5)
Fiscal 2014	150,000	273	—	128,250	(5)
Fiscal 2013	—	—	—	N/A

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Estimated Market Value
Fiscal 2012	—	—	—	N/A
Fiscal 2011	—	—	—	N/A
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
Fiscal 2005	—	—	—	N/A
Convertible Notes
Fiscal 2015 (through June 30, 2014)	$200,000	$295	—	$209,900	(5)
Fiscal 2014	200,000	364	—	212,734	(5)
Fiscal 2013	200,000	424	—	212,000
Fiscal 2012	200,000	529	—	N/A
Fiscal 2011	200,000	544	—	N/A
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
Fiscal 2005	—	—	—	N/A
Total Debt Securities
Fiscal 2015 (through June 30, 2014)	$1,571,018	$2,317	$—	$1,567,219
Fiscal 2014	1,372,261	2,496	—	1,369,714
Fiscal 2013	1,156,067	2,451	—	1,194,190
Fiscal 2012	1,009,337	2,670	—	N/A
Fiscal 2011	1,053,443	2,862	—	N/A
Fiscal 2010	1,060,616	2,671	—	N/A
Fiscal 2009	1,057,601	2,320	—	N/A
Fiscal 2008	1,639,122	2,158	—	N/A
Fiscal 2007	492,312	4,757	—	N/A
Fiscal 2006	323,852	4,798	—	N/A
Fiscal 2005	—	—	—	N/A
 N/A - Not applicable

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.

(2)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit was divided based on the amount outstanding at the end of the period for each.

(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.

(4)
The fair value of these debt obligations are categorized as Level 3 under ASC 820 as of June 30, 2014 and March 31, 2014. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.

(5)
The fair value of these debt obligations are categorized as Level 1 under ASC 820 as of June 30, 2014 and March 31, 2014. The valuation is based on quoted prices of identical liabilities in active markets.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

Note 9. Debt
The Company’s outstanding debt obligations as of June 30, 2014 were as follows:

	June 30, 2014
	Date Issued / Amended	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Final Maturity Date
Senior Secured Facility	2013	$1,270,000	$801,018	8/31/2018
Senior Secured Notes	2010	225,000	225,000	10/4/2015
Senior Secured Notes (Series A)	2011	29,000	29,000	9/26/2016
Senior Secured Notes (Series B)	2011	16,000	16,000	9/29/2018
2042 Notes	2012	150,000	150,000	10/15/2042
2043 Notes	2013	150,000	150,000	7/15/2043
Convertible Notes	2011	200,000	200,000	1/15/2016
Total Debt Obligations		$2,040,000	$1,571,018
Senior Secured Facility
On September 13, 2013, the Company amended and restated its senior secured, multi-currency, revolving credit facility (the “Senior Secured Facility”). The facility increased the lenders’ commitments totaling approximately $1,250,000 and extended the final maturity date to through August 31, 2018, and allows the Company to seek additional commitments from new and existing lenders in the future, up to an aggregate facility size not to exceed $1,710,000. On April 16, 2014, the Company obtained an additional commitment from a new lender, increasing the size of the Senior Secured Facility to $1,270,000. The Senior Secured Facility is secured by substantially all of the assets in Apollo Investment’s portfolio, including cash and cash equivalents. Commencing September 30, 2017, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the Senior Secured Facility as of August 31, 2017. Pricing for Alternate Base Rate (ABR) borrowings is 100 basis points over the applicable Prime Rate and pricing for eurocurrency borrowings is 200 basis points over the LIBOR Rate. The Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Senior Secured Facility and a letter of credit participation fee of 2.00% per annum plus a letter of credit fronting fee of 0.25% per annum on the letters of credit issued. The Senior Secured Facility contains affirmative and restrictive covenants, including: (a) periodic financial reporting requirements, (b) maintaining minimum stockholders’ equity of the greater of (i) 40% of the total assets of Apollo Investment and its consolidated subsidiaries as at the last day of any fiscal quarter and (ii) the sum of (A) $845,000 plus (B) 25% of the net proceeds from the sale of equity interests in Apollo Investment after the closing date of the Senior Secured Facility, (c) maintaining a ratio of total assets, less total liabilities (other than indebtedness) to total indebtedness, in each case of Apollo Investment and its consolidated subsidiaries, of not less than 2.0:1.0, (d) limitations on the incurrence of additional indebtedness, including a requirement to meet a certain minimum liquidity threshold before Apollo Investment can incur such additional debt, (e) limitations on liens, (f) limitations on investments (other than in the ordinary course of Apollo Investment’s business), (g) limitations on mergers and disposition of assets (other than in the normal course of Apollo Investment’s business activities), (h) limitations on the creation or existence of agreements that permit liens on properties of Apollo Investment’s consolidated subsidiaries and (i) limitations on the repurchase or redemption of certain unsecured debt and debt securities. In addition to the asset coverage ratio described in clause (c) of the preceding sentence, borrowings under the Senior Secured Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in Apollo Investment’s portfolio.
The Senior Secured Facility also provides for the issuance of letters of credit for up to an aggregate amount of $125,000. As of June 30, 2014 and March 31, 2014, the Company had $25,246 and $15,746, respectively, in standby letters of credit issued through the Senior Secured Facility. The amount available for borrowing under the Senior Secured Facility is reduced by any standby letters of credit issued. Under GAAP, these letters of credit are considered commitments because no funding has been made and as such are not considered a liability. These letters of credit are not senior securities because they are not in form of a typical financial guarantee and the portfolio companies are obligated to refund any drawn amounts. The available remaining capacity

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

under the Senior Secured Facility was $443,736 at June 30, 2014. Terms used in this paragraph have the meanings set forth in the Senior Secured Facility.
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
2042 Notes
On October 9, 2012, the Company issued $150,000 in aggregate principal amount of 6.625% senior unsecured notes due 2042 for net proceeds of $145,275 (the “2042 Notes”). Interest on the 2042 Notes is paid quarterly on January 15, April 15, July 15 and October 15, at an annual rate of 6.625%, commencing on January 15, 2013. The 2042 Notes will mature on October 15, 2042. The Company may redeem the 2042 Notes in whole or in part at any time or from time to time on or after October 15, 2017. The 2042 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior, unsecured indebtedness. The 2042 Notes are listed on The New York Stock Exchange under the ticker symbol “AIB.”
2043 Notes
On June 17, 2013, the Company issued $135,000 in aggregate principal amount of 6.875% senior unsecured notes due 2043 and on June 24, 2013 an additional $15,000 in aggregate principal amount of such notes was issued pursuant to the underwriters’ over-allotment option exercise. In total, $150,000 of aggregate principal was issued for net proceeds of $145,275 (the “2043 Notes”). Interest on the 2043 Notes is paid quarterly on January 15, April 15, July 15 and October 15, at an annual rate of 6.875%, commencing on October 15, 2013. The 2043 Notes will mature on July 15, 2043. The Company may redeem the 2043 Notes in whole or in part at any time or from time to time on or after July 15, 2018. The 2043 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior, unsecured indebtedness. The 2043 Notes are listed on The New York Stock Exchange under the ticker symbol “AIY.”
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
The following chart summarizes the components of average outstanding debt, maximum amount of debt outstanding, and the annualized interest cost, including commitment fees, for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Average outstanding debt balance	$1,552,268	$1,181,527
Maximum amount of debt outstanding	1,685,389	1,353,063

Weighted average annualized interest cost, including commitment fees, but excluding debt issuance costs (1)	4.44%	4.75%
Annualized amortized debt issuance cost	0.43%	0.62%
Total annualized interest cost	4.87%	5.37%
_________________

(1)	Commitment fees for the three months ended June 30, 2014 and June 30, 2013 were $441 and $583, respectively.
As of June 30, 2014, the Company is in compliance with all debt covenants.
Note 10. Commitments and Contingencies
As of June 30, 2014 and March 31, 2014, the Company’s unfunded commitments and contingencies were as follows:

	As of June 30, 2014	As of March 31, 2014
Unfunded revolver obligations and bridge loans commitments (1) (2)	$373,407	$408,554
Unfunded delayed draw commitments on senior loans to portfolio companies	128,448	138,680
Unfunded delayed draw commitments on senior loans to portfolio companies (performance thresholds not met) (3)	48,591	48,923
Standby letters of credit issued for certain portfolio companies for which the Company and portfolio companies are liable	26,295	16,379
_________________

(1)	Included in this amount is $65,916 and $114,066 of the unfunded revolver commitment for Merx Aviation Finance Holdings II, LLC. as of June 30, 2014 and March 31, 2014, respectively.

(2)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of June 30, 2014, subject to the terms of each loan’s respective credit agreements.

(3)	The borrower is required to meet certain performance thresholds before the Company is obligated to fulfill the commitments and those performance thresholds were not met as of June 30, 2014.
AIC’s commitments are subject to the consummation of the underlying corporate transactions and conditional upon receipt of all necessary stockholder, regulatory and other applicable approvals.
Note 11. Subsequent Events
On August 5, 2014, the Board of Directors declared a dividend of $0.20 per share for the first fiscal quarter of 2015, payable on October 6, 2014 to stockholders of record as of September 19, 2014.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Apollo Investment Corporation:

We have reviewed the accompanying statement of assets and liabilities of Apollo Investment Corporation (the “Company”), including the schedule of investments, as of June 30, 2014 and the related statement of operations for the three month periods ended June 30, 2014 and June 30, 2013, the statement of cash flows for the three month periods ended June 30, 2014 and June 30, 2013 and the statement of changes in net assets for the three month period ended June 30, 2014. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities, including the schedule of investments, as of March 31, 2014, and the related statement of operations, statement of changes in net assets and statement of cash flows for the year then ended (not presented herein), and in our report dated May 20, 2014, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet information and schedule of investments information, as of March 31, 2014 is fairly stated in all material respects in relation to the statements from which it has been derived.

/s/  PricewaterhouseCoopers LLP
New York, New York
August 7, 2014

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
OVERVIEW
Apollo Investment was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a BDC under the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a RIC under Subchapter M of the Code. Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. Apollo Investment commenced operations on April 8, 2004 upon completion of its initial public offering that raised $870 million in net proceeds selling 62 million shares of its common stock at a price of $15.00 per share. Since then, and through June 30, 2014, we have raised approximately $2.21 billion in net proceeds from additional offerings of common stock.
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

Portfolio and Investment Activity
Our portfolio and investment activity during the three months ended June 30, 2014 and 2013 is as follows:

(amounts in millions)	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Investment made in portfolio companies (1)	$650	$788
Investments sold	(397)	(105)
Net activity before repaid investments	253	683
Investments repaid (2)	(120)	(475)
Net investment activity	$133	$208

Portfolio companies, at beginning of period	111	81
Number of new portfolio companies	25	23
Number of exited companies	(19)	(10)
Portfolio companies, at end of period	117	94

Number of investments in existing portfolio companies	24	23
_________________

(1)	Investments were primarily made through a combination of primary and secondary debt investments.

(2)	Investments repaid includes prepayments of $6.1 million and $7.8 million during the three months ended June 30, 2014 and three months ended June 30, 2013, respectively.
Our portfolio composition and weighted average yields at June 30, 2014 and at March 31, 2014 are as follows:

	June 30, 2014		March 31, 2014
Portfolio composition, measured at fair value:
Secured debt	59%		56%
Unsecured debt	22%		27%
Structured products and other (1)	8%		6%
Common equity, preferred equity and warrants	11%		11%
Weighted average yields, at current cost basis, exclusive of securities on non-accrual status (2):
Secured debt portfolio	10.9%		10.8%
Unsecured debt portfolio	11.5%		11.5%
Total debt portfolio	11.1%		11.1%
Income-bearing investment portfolio composition, measured at fair value:
Fixed rate amount	$1.7	billion	$1.7	billion
Floating rate amount	$1.5	billion	$1.3	billion
Fixed rate %	53%		58%
Floating rate %	47%		42%
Income-bearing investment portfolio composition, measured at cost:
Fixed rate amount	$1.7	billion	$1.7	billion
Floating rate amount	$1.5	billion	$1.2	billion
Fixed rate %	53%		58%
Floating rate %	47%		42%
_________________

(1)
Structured products and other such as collateralized loan obligations (“CLOs”) and credit-linked notes (“CLNs”) are typically a form of securitization in which the cash flows of a portfolio of loans are pooled and passed on to different classes of owners in various tranches.

(2)	An investor's yield may be lower than the portfolio yield due to sales loads and other expenses.
Since the initial public offering of Apollo Investment in April 2004 and through June 30, 2014, invested capital totaled $13.8 billion in 316 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 100 different financial sponsors.
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
Fair Value Measurements
Under procedures established by our board of directors, we value investments, including certain secured debt, unsecured debt, and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations (unless they are deemed not to represent fair value). We attempt to obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker or a primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. If and when market quotations are deemed not to represent fair value, we typically utilize independent third party valuation firms to assist us in determining fair value. Accordingly, such investments go through our multi-step valuation process as described below. In each case, our independent valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations for such investments. Debt investments with remaining maturities of 60 days or less may each be valued at cost with interest accrued or discount amortized to the date of maturity, unless such valuation, in the judgment of our investment adviser, does not represent fair value, in which case such investments shall be valued at fair value as determined in good faith by or under the direction of our board of directors, including using market quotations where available. Investments that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of our board of directors. Such determination of fair values may involve subjective judgments and estimates.
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
Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered in the valuation process of independent valuation firms. As of June 30, 2014, there was no change to the Company’s valuation techniques and related inputs considered in the valuation process.
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
In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. Of the Company's investments at June 30, 2014, $2.31 billion or 63% of the Company's investments were classified as Level 3.

Investment Income Recognition
The Company records interest and dividend income, adjusted for amortization of premium and accretion of discount, on an accrual basis. Some of our loans and other investments, including certain preferred equity investments, may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends computed at the contractual rate are accrued into income and reflected as receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. At the point the Company believes PIK is not expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are reversed from the related receivable through interest or dividend income, respectively. The Company does not reverse previously capitalized PIK interest or dividends. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if the Company believes that PIK is expected to be realized. For the three months ended June 30, 2014, PIK income totaled $6.8 million on total investment income of $102.6 million.

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

Loan origination fees, original issue discount, and market discounts are capitalized and amortized into income using the interest method or straight-line, as applicable. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and other investments as interest income when we receive such amounts. Other income generally includes administrative fee, bridge fee, and structuring fee which are recorded when earned.

The Company records as dividend income the accretable yield from its beneficial interests in structured products such as CLOs based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. Such assumptions include the rate and timing of principal and interest receipts (which may be subject to prepayments and defaults) of the underlying pool of assets. These assumptions are updated on at least a quarterly basis to reflect changes related to a particular security, actual historical data, and market changes. Structured products typically have an underlying pool of assets and payments on structured product investments that are and will be payable solely from the cashflows from such assets. As such any unforeseen event in these underlying pool of assets might impact the expected recovery and future accrual of income.

Expenses
Expenses include management fees, performance-based incentive fees, insurance expenses, administrative service fees, legal fees, directors' fees, audit and tax service expenses, and other general and administrative expenses. Expenses are recognized on an accrual basis.
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
RESULTS OF OPERATIONS
Operating results for the three months ended June 30, 2014 and 2013 were as follows:

(in thousands)	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Investment income
Interest	$93,623	$81,174
Dividends	6,595	10,985
Other	2,362	4,514
Total investment income	$102,580	$96,673
Expenses
Base management fees and performance-based incentive fees, net of amounts waived	$(26,426)	$(25,232)
Interest and other debt expenses, net of expense reimbursements	(18,882)	(15,845)
Administrative services expenses	(1,433)	(1,097)
Other general and administrative expenses	(2,288)	(2,132)
Net expenses	(49,029)	(44,306)
Net investment income	$53,551	$52,367
Realized and unrealized gain (loss) on investments, cash equivalents, derivatives and foreign currencies
Net realized loss	$(13,333)	$(95,934)
Net change in unrealized gain	24,418	62,371
Net realized and unrealized gain (loss) from investments, cash equivalents, derivatives and foreign currencies	11,085	(33,563)
Net increase (decrease) in net assets resulting from operations	$64,636	$18,804

Net investment income per share on per average share basis	$0.23	$0.25
Earnings per share - basic	$0.27	$0.09
Earnings per share - diluted	$0.27	$0.09

Total Investment Income
The increase in total investment income for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was due to an increase in the investment portfolio size, which increased to an average cost of $3.53 billion for the three months ended June 30, 2014 from an average cost of $3.09 billion for the three months ended June 30, 2013. The increase in interest income was partially offset by a decrease in income from original issue discount and prepayment fees, which totaled approximately $6.1 million and $7.8 million for the three months ended June 30, 2014 and three months ended June 30, 2013, respectively, and a decrease in yield from debt investments (11.1% as of June 30, 2014 and 11.6% as of June 30, 2013). Dividend

income decreased due to $5.0 million dividend payments received from RC Coinvestment, LLC and AIC Credit Opportunity during the three months ended June 30, 2013. Other income during the three months ended June 30, 2013 was higher due to a one-time $2.0 million fee received from a portfolio company.

Net Expenses
The increase in expenses for the three months ended June 30, 2014 compared to three months ended June 30, 2013 was primarily driven by an increase of $3.0 million in interest and other debt expenses and an increase of $1.2 million in incremental management and performance-based incentive fees (net of amounts waived). Interest and other debt costs were higher due to a higher average debt outstanding balance, which increased to $1.55 billion during the three months ended June 30, 2014 from $1.18 billion during the three months ended June 30, 2013. Average debt outstanding increased primarily as a result of the issuance of the 2043 Notes in the latter half of June 2013. The increase was offset by a decrease in total annualized cost of debt to 4.87% for the three months ended June 30, 2014 from 5.37% for the three months ended June 30, 2013. The decrease in cost of debt is due to the September 2013 credit facility amendment which resulted in a decrease in pricing for revolving credit facility borrowings by 25 basis points. Management and performance-based incentive fees increased primarily due to the increase in the size of the portfolio. Administrative services expenses and other general and administrative expenses remained consistent.

Net Realized Loss
Net realized losses for the three months ended June 30, 2014 were primarily the result of the sale of two portfolio companies: Altegrity, Inc. and inVentiv Health, Inc., which comprised $19.8 million of the net realized losses. These losses were partially offset by realized gains from the exit of various portfolio companies. Net realized losses were made up of $10.2 million of gross realized gains and $23.5 million of gross realized losses.
Net realized losses for the three months ended June 30, 2013 were primarily the result of the sale of two portfolio companies: Cengage Learning Acquisitions and ATI Acquisition Company, which had combined realized losses of $99.6 million. Net realized losses were made up of $12.0 million of gross realized gains and $107.9 million of gross realized losses.
The realized losses incurred upon the exit of these investments reversed out previously reported unrealized losses.

Net Change in Unrealized Gain
For the three months ended June 30, 2014, the net change in unrealized gain was primarily derived from the reversal of previously recognized unrealized loss upon the exit of Altegrity, Inc. and inVentiv Health, Inc., which comprised $21.3 million. The remainder of the portfolio was generally impacted by stronger capital market conditions as well as improved portfolio company fundamentals. Net unrealized gain was made up of $83.2 million of gross unrealized gains and $58.8 million of gross unrealized losses.
For the three months ended June 30, 2013 the net change in unrealized loss was primarily derived from the reversal of previously recognized unrealized loss upon the exit of Cengage Learning Acquisitions and ATI Acquisition Company. The remainder of the portfolio was impacted by general capital market conditions. Net unrealized gain was made up of $158.5 million of gross unrealized gains and $96.1 million of gross unrealized losses.

LIQUIDITY AND CAPITAL RESOURCES
The Company’s liquidity and capital resources are generated and generally available through periodic follow-on equity and debt offerings, our senior secured, multi-currency Senior Secured Facility (as defined in note 9 within the Notes to Financial Statements), our senior secured notes, our senior unsecured notes, investments in special purpose entities in which we hold and finance particular investments on a non-recourse basis, as well as from cash flows from operations, investment sales of liquid assets and repayments of senior and subordinated loans and income earned from investments. For the three months ended June 30, 2014, PIK income totaled $6.8 million, on total investment income of $102.6 million. At June 30, 2014, the Company had $801.0 million in borrowings outstanding on its Senior Secured Facility and $443.7 million of unused capacity. As of June 30, 2014, aggregate lender commitments under the Senior Secured Facility totaled $1.27 billion. The Senior Secured Facility allows the Company to seek additional commitments in the future up to an aggregate facility size not to exceed $1.71 billion. The Company also has investments in its portfolio that contain PIK provisions. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders annually in the form of dividends, even though the Company has not yet collected the cash.

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
On October 9, 2012, the Company issued $150 million in aggregate principal amount of 6.625% senior unsecured notes due 2042 for net proceeds of $145.3 million (the “2042 Notes”). Interest on the 2042 Notes is paid quarterly on January 15, April 15, July 15 and October 15, at an annual rate of 6.625% per year. The 2042 Notes mature on October 15, 2042. The Company may redeem the 2042 Notes in whole or in part at any time or from time to time on or after October 15, 2017.
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
Cash Equivalents
We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. (See note 2 within the accompanying financial statements.) At the end of each fiscal quarter, we consider taking proactive steps utilizing cash equivalents with the objective of enhancing our investment flexibility during the following quarter, pursuant to Section 55 of the 1940 Act. More specifically, we may purchase U.S. Treasury bills from time-to-time on the last business day of the quarter and typically close out that position on the following business day, settling the sale transaction on a net cash basis with the purchase, subsequent to quarter end. Apollo Investment may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our Senior Secured Facility, as we deem appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. There were no cash equivalents held as of June 30, 2014.
Commitments and Contingencies

	Payments due by Period as of June 30, 2014 (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Facility (1)	$801	$—	$—	$801	$—
Senior Secured Notes	$225	$—	$225	$—	$—
Senior Secured Notes (Series A)	$29	$—	$29	$—	$—
Senior Secured Notes (Series B)	$16	$—	$—	$16	$—
2042 Notes	$150	$—	$—	$—	$150
2043 Notes	$150	$—	$—	$—	$150
Convertible Notes	$200	$—	$200	$—	$—
_________________________

(1)
At June 30, 2014, there was $25.2 million of letters of credit issued under the Senior Secured Facility that are not recorded as liabilities on the Company's Statement of Assets and Liabilities, and the Company had $443.7 million of unused capacity under its Senior Secured Facility.

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
As of June 30, 2014 and March 31, 2014, the Company’s unfunded commitments and contingencies were as follows:

(in millions)	As of June 30, 2014	As of March 31, 2014
Unfunded revolver obligations and bridge loans commitments (1) (2)	$373	$409
Unfunded delayed draw commitments on senior loans to portfolio companies	128	139
Unfunded delayed draw commitments on senior loans to portfolio companies (performance thresholds not met) (3)	49	49
Standby letters of credit issued for certain portfolio companies for which the Company and portfolio companies are liable	26	16

_________________

(1)	Included in this amount is $65.9 and $114.1 of the unfunded revolver commitment for Merx Aviation Finance Holdings II, LLC. as of June 30, 2014 and March 31, 2014, respectively.

(2)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of June 30, 2014, subject to the terms of each loan’s respective credit agreements.

(3)	The borrower is required to meet certain performance thresholds before the Company is obligated to fulfill the commitments and those performance thresholds were not met as of June 30, 2014.
AIC’s commitments are subject to the consummation of the underlying corporate transactions and conditional upon receipt of all necessary stockholder, regulatory and other applicable approvals.
AIC Credit Opportunity Fund LLC (amounts in thousands)
We owned all of the common member interests in AIC Credit Opportunity Fund LLC (“AIC Holdco”). AIC Holdco was formed for the purpose of holding various financed investments. AIC Holdco wholly owned three special purpose entities, each of which in 2008 acquired directly or indirectly an investment in a particular security from an unaffiliated entity that provided leverage for the investment as part of the sale. As of March 31, 2014, the three special purpose entities along with AIC Holdco were fully dissolved. Each of these transactions is described in more detail below together with summary financial statements.
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
We do not consolidate AIC Holdco or its wholly owned subsidiaries and accordingly only the value of our investment in AIC Holdco was included on our statement of assets and liabilities. Our investment in AIC Holdco was valued in accordance with our normal valuation procedures and was based on the values of the underlying assets held by each special purpose entity net of associated liabilities.
As of June 30, 2014 and March 31, 2014, the consolidated AIC Holdco had no outstanding assets and liabilities. Below is summarized financial information for AIC Holdco for the three months ended June 30, 2013. There was no operating activity during the three months ended June 30, 2014.

Three Months Ended June 30, 2013
Net Operating Income (Loss)
Apollo FDC(1)	$1,559
Apollo TXU(1)	329
Apollo Boots(1)	8
Other	10
Total Operating Income	$1,906
Net Realized Gain (Loss)
Apollo FDC	$9,634
Apollo TXU	—
Apollo Boots	—
Total Net Realized Gain (Loss)	$9,634
Net Change in Unrealized Gain (Loss)
Apollo FDC	$(11,509)
Apollo TXU	(386)
Apollo Boots	—
Total Net Change in Unrealized Gain (Loss)	$(11,895)
Net Income (Loss)(2)
Apollo FDC	$(316)
Apollo TXU	(57)
Apollo Boots	8
Other	10
Total Net Income (Loss)	$(355)
____________________

(1)
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

(2)	Net income is the sum of operating income, realized gain (loss) and net change in unrealized gain (loss).

Merx Aviation Finance Holdings II, LLC
Merx Aviation Finance Holdings II, LLC. (“Merx”) and its subsidiaries ("Merx Aviation") are principally engaged in acquiring and leasing commercial aircraft to airlines. Its primary focus is on current generation aircrafts, held either domestically or internationally. Merx Aviation may acquire fleets of aircraft through securitized, non-recourse debt or individual aircraft. Merx Aviation is not intended to compete with the numerous large lessors, but rather to be complementary to them, providing them a capital base for various transactions. Merx Aviation also may outsource its aircraft servicing requirements to the large lessors that have the global staff necessary to complete such tasks.

The Company believes Merx is an operating company and therefore is not consolidated in accordance with investment company accounting. If it was determined that Merx was to be consolidated, the likely impact would be to reclass interest income attributable to Merx to dividend income for the three months period ended June 30, 2014. Additionally, on the schedule of investments, the investment in Merx would likely be aggregated into one line item as an equity investment instead of currently being classified as equity and debt investments.
Dividends
Dividends paid to stockholders for the three months ended June 30, 2014 and June 30, 2013 totaled $47.3 million or $0.20 per share and $44.9 million or $0.20 per share, respectively. Tax characteristics of all dividends will be reported to stockholders on Form 1099 after the end of the calendar year. Our quarterly dividends, if any, will be determined by our Board of Directors.
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
Item 3. Quantitative and Qualitative Disclosure about Market Risk
We are subject to financial market risks, including changes in interest rates. During the three months ended June 30, 2014, many of the loans in our portfolio had floating interest rates. These loans are usually based on floating LIBOR and typically have durations of one to six months after which they reset to current market interest rates. The Company also has a Senior Secured Facility that is based on floating LIBOR rates.

The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of June 30, 2014, assuming no changes in our investment and borrowing structure:

(in thousands except per share data) Basis Point Change	Net Investment Income	Net Investment Income per Share
Up 400 basis points	$11,248	$0.048
Up 300 basis points	$5,673	$0.024
Up 200 basis points	$(12)	$0.000
Up 100 basis points	$(3,639)	$(0.015)
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

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As of June 30, 2014 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b) Changes in Internal Controls Over Financial Reporting
Management has not identified any change in the Company’s internal control over financing reporting that occurred during the first fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II
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

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section of our Form 10-K filed on May 20, 2014, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 7, 2014.

APOLLO INVESTMENT CORPORATION

By:	/s/ JAMES C. ZELTER
James C. Zelter
Chief Executive Officer

By:	/s/ GREGORY W. HUNT
Gregory W. Hunt
Chief Financial Officer and Treasurer