Form 10-Q
period 2014-09-30
APOLLO INVESTMENT CORP
filed 2014-11-06
CIK 1278752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of November 6, 2014 was 236,741,351.

APOLLO INVESTMENT CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I. FINANCIAL INFORMATION
In this Quarterly Report, “Apollo Investment”, the “Company”, “AIC”, “we”, “us” and “our” refer to Apollo Investment Corporation unless the context otherwise states.

Item 1. Financial Statements

APOLLO INVESTMENT CORPORATION
STATEMENTS OF ASSETS AND LIABILITIES (unaudited)
(in thousands, except per share amounts)

	September 30, 2014	March 31, 2014
Assets
Non-controlled/non-affiliated investments, at fair value (cost — $2,862,751 and $2,714,971, respectively)	$2,848,449	$2,751,896
Non-controlled/affiliated investments, at fair value (cost — $151,273 and $153,721, respectively)	155,399	144,628
Controlled investments, at fair value (cost — $648,994 and $590,060, respectively)	661,378	582,147
Total investments (cost — $3,663,018 and $3,458,752, respectively)	3,665,226	3,478,671
Cash	9,255	13,413
Foreign currency (cost — $2,488 and $1,305, respectively)	2,427	1,323
Receivable for investments sold	87,538	72,918
Interest receivable	35,285	40,106
Dividends receivable	3,504	3,627
Deferred financing costs	28,900	31,601
Prepaid expenses and other assets	1,028	292
Total assets	$3,833,163	$3,641,951
Liabilities
Debt (see note 6 & 9)	$1,577,472	$1,372,261
Payable for investments purchased	85,232	119,577
Dividends payable	47,348	47,348
Management and performance-based incentive fees payable (see note 3)	38,371	31,108
Interest payable	14,704	14,318
Accrued administrative expenses	1,698	1,915
Other liabilities and accrued expenses	4,847	3,813
Total liabilities	$1,769,672	$1,590,340
Net Assets
Common stock, par value $.001 per share, 400,000,000 and 400,000,000 common shares authorized, respectively, 236,741,351 and 236,741,351 issued and outstanding, respectively	$237	$237
Paid-in capital in excess of par (see note 2)	3,221,802	3,221,829
Over-distributed net investment income (see note 2)	(29,451)	(53,995)
Accumulated net realized loss (see note 2)	(1,135,144)	(1,133,405)
Net unrealized gain	6,047	16,945
Total net assets	$2,063,491	$2,051,611
Total liabilities and net assets	$3,833,163	$3,641,951
Net asset value per share	$8.72	$8.67

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF OPERATIONS (unaudited) (in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
INVESTMENT INCOME:
From non-controlled/non-affiliated investments:
Interest	$96,146	$79,228	$178,693	$154,789
Dividends	1,275	430	2,116	4,694
Other income	4,038	2,217	6,294	6,693
From non-controlled/affiliated investments:
Interest	971	1,025	2,927	1,728
Dividends	4,128	4,738	8,074	9,564
From controlled investments:
Interest	10,104	5,668	19,224	10,577
Dividends	1,891	364	3,699	2,260
Other income	357	38	463	75
Total investment income	$118,910	$93,708	$221,490	$190,380
EXPENSES:
Management fees (see note 3)	$18,878	$15,356	$36,989	$30,113
Performance-based incentive fees (see note 3)	15,393	11,545	27,860	23,994
Interest and other debt expenses	18,946	17,472	37,848	33,316
Administrative services expense	1,525	1,109	2,958	2,206
Other general and administrative expenses	2,617	1,974	4,904	4,105
Total expenses	$57,359	$47,456	$110,559	$93,734
Management and performance-based incentive fees waived (see note 3)	$(4,041)	$(3,326)	$(8,193)	$(5,299)
Expense reimbursements (see note 3)	(96)	(8)	(116)	(8)
Net expenses	$53,222	$44,122	$102,250	$88,427
Net investment income	$65,688	$49,586	$119,240	$101,953
REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS, FOREIGN CURRENCIES AND DERIVATIVES:
Net realized gain (loss):
Investments and cash equivalents
Non-controlled/non-affiliated investments	$(173)	$(16,542)	$(11,889)	$(122,418)
Non-controlled/affiliated investments	11,633	—	11,526	—
Controlled investments	—	(10,303)	—	(2,338)
Net realized gain (loss) from investments and cash equivalents	$11,460	$(26,845)	$(363)	$(124,756)
Foreign currencies
Non-controlled/non-affiliated investments	$7	$77	$387	$(100)
Non-controlled/affiliated investments	—	—	—	—
Controlled investments	—	47	—	36
Foreign debt	127	907	(1,763)	3,071
Net realized gain (loss) from foreign currencies	$134	$1,031	$(1,376)	$3,007
Derivatives	—	8,541	—	8,541
Net realized gain (loss)	$11,594	$(17,273)	$(1,739)	$(113,208)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF OPERATIONS (unaudited) (continued) (in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net change in unrealized gain (loss):
Investments and cash equivalents
Non-controlled/non-affiliated investments	$(51,169)	$35,919	$(48,574)	$100,144
Non-controlled/affiliated investments	2,944	(1,389)	10,653	(5,322)
Controlled investments	5,795	25,880	20,296	22,782
Net change in unrealized gain (loss) from investments and cash equivalents	$(42,430)	$60,410	$(17,625)	$117,604
Foreign currencies
Non-controlled/non-affiliated investments	$(258)	$308	$(513)	$535
Non-controlled/affiliated investments	—	—	—	—
Controlled investments	—	22	—	21
Foreign debt	7,373	(9,773)	7,240	(11,676)
Net change in unrealized gain (loss) from foreign currencies	$7,115	$(9,443)	$6,727	$(11,120)
Derivatives	$—	$(6,855)	$—	$—
Net change in unrealized gain (loss)	$(35,315)	$44,112	$(10,898)	$106,484
Net realized and unrealized gain (loss) from investments, cash equivalents, foreign currencies and derivatives	(23,721)	26,839	(12,637)	(6,724)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$41,967	$76,425	$106,603	$95,229
EARNINGS PER SHARE — BASIC (see note 4)	$0.18	$0.34	$0.45	$0.43
EARNINGS PER SHARE — DILUTED (see note 4)	$0.18	$0.33	$0.44	$0.43

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
STATEMENTS OF CHANGES IN NET ASSETS (unaudited)
(in thousands, except shares)

	Six Months Ended September 30, 2014	Year ended March 31, 2014
Increase (decrease) in net assets from operations:
Net investment income	$119,240	$201,248
Net realized loss	(1,739)	(106,507)
Net change in unrealized gain (loss)	(10,898)	176,131
Net increase in net assets resulting from operations	106,603	270,872

Dividends and distributions to stockholders (see note 2):
Distribution of income	(94,697)	(182,193)
Return of capital	—	—
Total dividends and distributions to stockholders	(94,697)	(182,193)

Capital share transactions:
Net proceeds from shares sold	—	286,553
Less offering costs	(26)	(1,010)
Reinvestment of dividends	—	—
Net increase (decrease) in net assets from capital share transactions	(26)	285,543

Total increase net assets:	11,880	374,222
Net assets at beginning of period	2,051,611	1,677,389
Net assets at end of period	$2,063,491	$2,051,611

Capital share activity
Shares sold	—	33,850,000
Shares issued from reinvestment of dividends	—	—
Net capital share activity	—	33,850,000

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Six months ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$106,603	$95,229
Adjustments to reconcile net increase (decrease):
PIK interest and dividends capitalized (see note 5)	(17,058)	(16,889)
Net amortization on investments	(4,742)	(3,560)
Amortization of deferred financing costs	3,315	3,827
(Increase) decrease from foreign currency transactions	(1,953)	3,489
Net change in unrealized (gain) loss on investments, cash equivalents, foreign currencies and derivatives	10,898	(106,484)
Net realized loss on investments, cash equivalents, and foreign currencies	1,739	113,208
Changes in operating assets and liabilities:
Purchase of investments and cash equivalents	(1,230,604)	(1,199,864)
Proceeds from derivatives	—	4,156
Proceeds from the disposition of derivatives	—	4,384
Proceeds from disposition of investments and cash equivalents	1,047,924	1,033,942
Increase in receivables for investments sold	(14,620)	(16,611)
Decrease in interest receivable	4,821	9,391
(Increase) decrease in dividends receivable	123	(1,239)
(Increase) in deferred financing costs	(225)	—
Increase in prepaid expenses and other assets	(736)	(539)
Increase (decrease) in payable for investments purchased	(34,345)	73,634
Increase in management and performance-based incentive fees payable	7,263	2,128
Increase in interest payable	386	2,943
Decrease in accrued administrative expenses	(217)	(1,115)
Increase in other liabilities and accrued expenses	1,034	86
Net cash (used in) provided by operating activities	$(120,394)	$116
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	$—	$182,273
Offering costs for the issuance of common stock	(26)	(350)
Dividends paid in cash	(94,697)	(85,527)
Proceeds from debt	1,759,696	991,060
Repayments of debt	(1,547,163)	(1,076,552)
Deferred financing costs paid	(391)	(11,139)
Net cash provided by (used in) financing activities	$117,419	$(235)
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(2,975)	$(119)
Effect of exchange rates on cash balances	(79)	6
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$14,736	$6,197
CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,682	$6,084

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash interest paid during the period	$33,091	$25,465
PIK income (see note 5)	$14,625	$13,029

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (unaudited) September 30, 2014 (in thousands)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—138.0% (18)	Interest Rate	Maturity Date	Industry	Par Amount(12)	Cost	Fair Value (1)
CORPORATE DEBT—125.3%
SECURED DEBT—95.2%
1st Lien Secured Debt—45.1%
Alion Science & Technology Corporation	11.00% (L+1000, 1.00% Floor)	8/16/19	Aerospace and Defense	$32,164	$31,110	$31,842
Archroma (17)	9.50% (L+825, 1.25% Floor)	10/1/18	Chemicals	45,345	44,884	45,940
Avaya, Inc., (Revolver) (16)	2.90% L+275 Funded, 0.50% Unfunded	10/26/16	Telecommunications	16,553	16,553	15,208
Aventine Renewable Energy Holdings, Inc.	15.00% PIK (15.00% PIK or 10.50% Cash)	9/22/17	Chemicals	15,161	17,872	15,306
Aveta, Inc.	9.75% (L+825, 1.50% Floor)	12/12/17	Healthcare	56,623	55,437	56,588
Caza Petroleum, Inc.	12.00% (L+1000, 2.00% Floor)	5/23/17	Oil and Gas	45,000	43,795	44,145
Confie Seguros Holding II Co., (Revolver) (16)	6.75% (P+350, 3.25% Floor) Funded, 0.50% Unfunded	12/10/18	Insurance	1,110	1,110	1,110
Deep Gulf Energy II, LLC	11.50% ((11.50% or L+1000), 1.50% Floor)	3/31/17	Oil and Gas	25,000	25,000	24,500
Delta Educational Systems, Inc.	16.00% (8.00% Cash/8.00% PIK)	12/11/16	Education	5,657	5,657	5,657
Energy & Exploration Partners, Inc.	7.75% (L+675, 1.00% Floor)	1/22/19	Oil and Gas	6,484	6,389	6,386
Evergreen Tank Solutions, Inc.	9.50% (L+800, 1.50% Floor)	9/28/18	Containers, Packaging, and Glass	40,657	40,208	40,556
Extraction Oil & Gas Holdings, LLC	11.000%	5/29/19	Oil and Gas	42,226	41,618	41,592
GenCorp, Inc.(17)	9.50% (L+850, 1.00% Floor)	4/18/22	Aerospace and Defense	44,500	44,500	44,500
Great Bear Petroleum Operating, LLC	12.000%	10/1/17	Oil and Gas	5,064	5,064	5,064
Hunt Companies, Inc. (11)	9.625%	3/1/21	Buildings and Real Estate	41,210	40,728	43,064
M&G Chemicals, S.A. (17)	8.73% (L+850)	3/28/16	Chemicals	5,000	5,000	5,000
Magnetation, LLC (11)	11.000%	5/15/18	Mining	38,454	40,074	39,079
Maxus Capital Carbon SPE I, LLC (Skyonic Corp.)	13.000%	9/18/19	Chemicals	79,046	79,046	79,046
Molycorp, Inc. (17)	10.000%	6/1/20	Diversified Natural Resources, Precious Metals and Minerals	50,424	50,003	35,150
My Alarm Center, LLC (16)	8.50% (L+750, 1.00% Floor)	1/9/18	Business Services	42,614	42,614	42,614
My Alarm Center, LLC (16)	8.50% (L+750, 1.00% Floor)	1/9/18	Business Services	6,738	6,738	6,738
Osage Exploration & Development, Inc. (11)(17)	13.00% (L+1100, 2.00% Floor)	4/27/16	Oil and Gas	25,000	24,637	24,250
Panda Sherman Power, LLC	9.00% (L+750, 1.50% Floor)	9/14/18	Energy	14,967	14,805	15,285
Panda Temple Power, LLC	11.50% (L+1000, 1.50% Floor)	7/17/18	Energy	25,500	25,136	26,138
Pelican Energy, LLC (17)	10.00% (7.00% Cash / 3.00% PIK)	12/31/18	Oil and Gas	26,339	25,361	26,865

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (unaudited) (continued) September 30, 2014 (in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—138.0% (18)	Interest Rate	Maturity Date	Industry	Par Amount(12)	Cost	Fair Value (1)
1st Lien Secured Debt—45.1% (continued)
Reichhold Holdings International B.V. (16)(17)	10.75% (L+975, 1.00% Floor)	12/19/16	Chemicals	$19,500	$19,500	$19,793
Reichhold Holdings International B.V., (Revolver) (16)(17)	7.00% (L+600 Funded, 1.50% Unfunded)	12/19/16	Chemicals	9,000	9,000	9,000
SCM Insurance Services, Inc. (17)	9.250%	8/22/19	Business Services	CAD 30,000	27,114	26,710
Spotted Hawk Development, LLC	13.00% (12.00% Cash/ 1.00% PIK)	9/12/16	Oil and Gas	$80,493	79,206	78,883
Sunrun Solar Owner IX, LLC	9.079%	12/31/24	Energy	3,525	3,377	3,376
UniTek Global Services, Inc., (Revolver)(16)	10.25% (L+925, 1.00% Floor) Funded, 2.00% Unfunded	4/15/16	Telecommunications	38,731	38,731	38,731
Walter Energy, Inc.(11)(16)(17)	9.500%	10/15/19	Mining	35,061	35,439	31,730
Total 1st Lien Secured Debt					$945,706	$929,846

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (unaudited) (continued) September 30, 2014 (in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—138.0% (18)	Interest Rate	Maturity Date	Industry	Par Amount(12)		Cost	Fair Value (1)

Unfunded Revolver Obligations—(0.4)%
Avaya, Inc., (Unfunded Revolver) (8)(13)(16)	L+275 Funded, 0.50% Unfunded	10/26/16	Telecommunications		$20,231	$(4,189)	$(1,644)
BMC Software, Inc., (Unfunded Revolver) (8)(13)	L+400 Funded, 0.50% Unfunded	9/10/18	Business Services		20,760	(2,133)	(1,661)
CIT Group, Inc., (Unfunded Revolver) (8)(13)(17)	L+275	1/27/17	Financial Services		25,000	(969)	(1,063)
Confie Seguros Holding II Co., (Unfunded Revolver) (13)(16)	P+350 Funded, 0.50% Unfunded	12/10/18	Insurance		2,724	(386)	—
Laureate Education, Inc., (Unfunded Revolver) (8)(13)(17)	L+375 Funded, 0.625% Unfunded	6/16/16	Education		28,880	(2,888)	(2,599)
Reichhold Holdings International B.V., (Unfunded Revolver) (13)(16)(17)	L+600 Funded, 1.50% Unfunded	12/19/16	Chemicals		3,500	—	—
Salix Pharmaceuticals, Ltd., (Unfunded Revolver) (8)(13)(16)(17)	L+300 Funded, 0.50% Unfunded	1/2/19	Healthcare		24,867	(1,720)	(249)
UniTek Global Services, Inc., (Unfunded Revolver) (13)(16)	L+925 Funded, 2.00% Unfunded	4/15/16	Telecommunications		14,623	—	—
Walter Energy, Inc., (Unfunded Revolver) (8)(13)(16)(17)	L+550 Funded, 0.625% Unfunded	10/1/17	Mining		275	(185)	(18)
Total Unfunded Revolver Obligations						$(12,470)	$(7,234)

Letters of Credit— (0.0)%
Confie Seguros Holding II Co., Letter of Credit (13)(16)	4.500%	10/27/14	Insurance		$600	$—	$—
Confie Seguros Holding II Co., Letter of Credit (13)(16)	4.500%	1/13/15	Insurance		66	—	—
Salix Pharmaceuticals, Ltd., Letter of Credit (13)(16)(17)	3.000%	2/10/15	Healthcare		8	—	—
Salix Pharmaceuticals, Ltd., Letter of Credit (8)(13)(16)(17)	3.000%	2/10/15	Healthcare		125	—	(1)
UniTek Global Services, Inc., Letter of Credit (13)(16)	9.250%	12/15/14	Telecommunications		5,446	—	—
UniTek Global Services, Inc., Letter of Credit (13)(16)	9.250%	3/18/15	Telecommunications		1,000	—	—
UniTek Global Services, Inc., Letter of Credit (13)(16)	9.250%	3/18/15	Telecommunications		2,700	—	—
UniTek Global Services, Inc., Letter of Credit (13)(16)	9.250%	3/26/15	Telecommunications		12,500	—	—
Walter Energy, Inc., Letter of Credit (8)(9)(13)(16)(17)	5.500%	9/18/14- 7/4/15	Mining		86	—	(6)
Walter Energy, Inc., Letter of Credit (8)(9)(13)(16)(17)	5.500%	11/28/15-8/31/15	Mining	CAD	192	—	(11)
Total Letters of Credit						$—	$(18)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (unaudited) (continued) September 30, 2014 (in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—138.0% (18)	Interest Rate	Maturity Date	Industry	Par Amount(12)	Cost	Fair Value (1)
2nd Lien Secured Debt—50.5%
Active Network, Inc.	9.50% (L+850, 1.00% Floor)	11/15/21	Business Services	$20,419	$20,325	$20,553
American Energy - Utica, LLC (10)	11.00% (L+950, 1.50% Floor)	9/30/18	Oil and Gas	11,020	10,920	11,571
Aptean, Inc.	8.50% (L+750, 1.00% Floor)	2/26/21	Business Services	11,322	11,162	11,280
Armor Holdings, Inc. (American Stock Transfer and Trust Company)	10.25% (L+900, 1.25% Floor)	12/26/20	Financial Services	8,000	7,859	7,920
Asurion Corporation	8.50% (L+750, 1.00% Floor)	3/3/21	Insurance	90,400	89,123	91,756
BancTec Group, LLC (17)	11.75% (L+1075, 1.00% Floor)	4/3/20	Business Services	40,000	39,249	39,200
Confie Seguros Holding II Co.	10.25% (L+900, 1.25% Floor)	5/8/19	Insurance	33,844	33,599	34,140
Consolidated Precision Products Corp.	8.75% (L+775, 1.00% Floor)	4/30/21	Aerospace and Defense	8,940	8,899	8,974
Del Monte Foods Co.	8.25% (L+725, 1.00% Floor)	8/18/21	Beverage, Food, and Tobacco	2,146	2,126	1,959
Deltek, Inc.	10.00% (L+875, 1.25% Floor)	10/10/19	Business Services	27,273	27,041	27,546
Elements Behavioral Health, Inc.	9.25% (L+825, 1.00% Floor)	2/11/20	Healthcare	9,500	9,413	9,500
Flexera Software, LLC	8.00% (L+700, 1.00% Floor)	4/2/21	Business Services	4,250	4,230	4,186
Garden Fresh Restaurant Corp. (16)	14.50% (L+1300 PIK, 1.50% Floor)	1/1/19	Restaurants	37,075	35,046	32,997
Garden Fresh Restaurant Corp. (16)	7.25% (L+575 PIK , 1.50% Floor)	1/1/19	Restaurants	7,943	6,051	5,401
GCA Services Group, Inc.	9.25% (L+800, 1.25% Floor)	11/1/20	Diversified Service	22,838	22,933	22,838
Genex Holdings, Inc.	8.75% (L+775, 1.00% Floor)	5/30/22	Healthcare	2,320	2,294	2,308
Grocery Outlet, Inc.	11.50% (L+925 or P+800, 3.50% Floor)	6/17/19	Grocery	8,674	8,537	8,847
GTCR Valor Companies, Inc.	9.50% (L+850, 1.00% Floor)	11/21/21	Business Services	35,000	35,000	34,825
HD Vest, Inc. (17)	9.25% (L+800, 1.25% Floor)	6/18/19	Financial Services	9,396	9,304	9,396
Institutional Shareholder Services, Inc.	8.50% (L+750, 1.00% Floor)	4/30/22	Financial Services	9,640	9,547	9,592
inVentiv Health, Inc. (11)	10.00% (12.00% PIK Toggle)	8/15/18	Healthcare	11,682	11,682	10,835
Kronos, Inc.	9.75% (L+850, 1.25% Floor)	4/30/20	Business Services	92,516	91,593	95,523
Learfield Communications, Inc.	8.75% (L+775, 1.00% Floor)	10/8/21	Media	15,000	14,863	14,981
Miller Energy Resources, Inc. (17)	11.75% (L+975, 2.00% Floor)	2/3/18	Oil and Gas	87,500	85,983	85,750
MSC Software Corp. (17)	8.50% (L+750, 1.00% Floor)	5/28/21	Business Services	20,448	20,250	20,141
NVA Holdings, Inc.	8.00% (L+700, 1.00% Floor)	8/14/22	Healthcare	7,780	7,742	7,761
Premier Trailer Leasing, Inc.	10.00% (L+900, 1.00% Floor)	9/24/20	Financial Services	52,000	50,962	50,960

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (unaudited) (continued) September 30, 2014 (in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—138.0% (18)	Interest Rate	Maturity Date	Industry	Par Amount(12)		Cost	Fair Value (1)
2nd Lien Secured Debt—50.5% (continued)
Ranpak Corp. (16)	8.50% (L+725, 1.25% Floor)	4/23/20	Packaging		$22,000	$21,814	$22,165
Ranpak Corp. (16)	8.25% (L+725, 1.00% Floor)	9/22/22	Packaging		16,654	16,571	16,633
RegionalCare Hospital Partners, Inc.	10.50% (L+950, 1.00% Floor)	10/23/19	Healthcare		7,000	6,646	7,070
River Cree Enterprises LP (11)(17)	11.000%	1/20/21	Hotels, Motels, Inns and Gaming	CAD	33,000	31,110	32,076
SiTV, Inc. (11)	10.375%	7/1/19	Cable Television		$2,219	2,219	2,200
Sprint Industrial Holdings, LLC	11.25% (L+1000, 1.25% Floor)	11/14/19	Containers, Packaging, and Glass		14,163	13,943	14,305
SquareTwo Financial Corp. (Collect America, Ltd.) (17)	11.625%	4/1/17	Financial Services		66,079	65,040	66,244
Stadium Management Corp.	9.25% (L+825, 1.00% Floor)	2/27/21	Business Services		19,900	19,900	20,099
TASC, Inc.	12.000%	5/21/21	Aerospace and Defense		13,435	12,783	13,065
TMK Hawk Parent Corp.	8.50% (L+750, 1.00% Floor)	8/22/22	Distribution		34,000	33,660	33,830
Transfirst Holdings, Inc.	8.00% (L+700, 1.00% Floor)	6/27/18	Financial Services		12,500	12,472	12,438
U.S. Renal Care, Inc. (16)	10.25% (L+900, 1.25% Floor)	1/3/20	Healthcare		11,927	11,977	12,091
U.S. Renal Care, Inc. (16)	8.50% (L+750, 1.00% Floor)	1/3/20	Healthcare		12,120	11,944	12,302
Velocity Technology Solutions, Inc.	9.00% (L+775, 1.25% Floor)	9/28/20	Business Services		16,500	16,189	16,170
Vertafore, Inc.	9.75% (L+825, 1.50% Floor)	10/27/17	Business Services		50,436	50,199	50,877
Walter Energy, Inc. (11)(17)	11.000%	4/1/20	Mining		22,554	21,182	10,713
Xand Operations, LLC	8.50% (L+750, 1.00% Floor)	5/13/20	Telecommunications		20,000	19,810	19,800
Total 2nd Lien Secured Debt						$1,043,192	$1,042,818
TOTAL SECURED DEBT						$1,976,428	$1,965,412
UNSECURED DEBT—30.1%
American Energy - Woodford LLC/AEW Finance Corp. (11)	9.000%	9/15/22	Oil and Gas		$5,000	$4,796	$4,654
American Tire Distributors, Inc. (11)(16)	11.500%	6/1/18	Distribution		25,000	25,000	25,500
American Tire Distributors, Inc. (11)(16)	11.500%	6/1/18	Distribution		40,000	39,386	40,800
Artsonig Pty Ltd. (11)(17)	11.50% (12.00% PIK Toggle)	4/1/19	Transportation		20,000	19,723	20,350
BCA Osprey II Limited (British Car Auctions) (16)(17)	12.50% PIK	8/17/17	Transportation		£23,566	37,638	39,580
BCA Osprey II Limited (British Car Auctions) (16)(17)	12.50% PIK	8/17/17	Transportation		€14,333	19,748	18,758
Ceridian Corp. (11)	11.000%	3/15/21	Diversified Service		$34,000	34,000	38,831
Delta Educational Systems, Inc.	16.00% (10.00% Cash/ 6.00% PIK)	5/12/17	Education		22,334	22,046	21,608
Denver Parent Corp. (Venoco)	12.25% (13.00% PIK Toggle)	8/15/18	Oil and Gas		8,988	8,809	8,269
First Data Corp.	11.250%	1/15/21	Financial Services		43,601	43,581	49,773
inVentiv Health, Inc. (11)	10.000%	8/15/18	Healthcare		25,685	25,685	20,869

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (unaudited) (continued) September 30, 2014 (in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—138.0% (18)	Interest Rate	Maturity Date	Industry	Par Amount(12)	Cost	Fair Value (1)
UNSECURED DEBT—30.1% (continued)
My Alarm Center, LLC	16.25% (12.00% Cash / 4.25%PIK)	7/9/18	Business Services	$4,145	$4,145	$4,145
Niacet Corporation	13.000%	8/28/18	Chemicals	12,500	12,500	12,625
PetroBakken Energy Ltd. (11)(17)	8.625%	2/1/20	Oil and Gas	48,121	49,583	47,760
Radio One, Inc. (11)(17)	9.250%	2/15/20	Broadcasting & Entertainment	14,804	14,804	14,776
Sorenson Communications Holdings, LLC (11)	13.00% PIK	10/31/21	Consumer Products	68	45	69
Symbion, Inc.	11.000%	8/23/15	Healthcare	8,467	8,476	8,381
U.S. Security Associates Holdings, Inc.	11.000%	7/28/18	Business Services	135,000	135,000	137,430
Univar, Inc.	10.500%	6/30/18	Distribution	20,000	20,000	20,000
VWR Funding, Inc. (11)(16)	10.750%	6/30/17	Distribution	22,204	21,947	22,204
VWR Funding, Inc. (11)(16)	10.750%	6/30/17	Distribution	€11,574	15,080	14,621
Venoco, Inc.	8.875%	2/15/19	Oil and Gas	$54,996	55,020	50,528
TOTAL UNSECURED DEBT					$617,012	$621,531
TOTAL CORPORATE DEBT					$2,593,440	$2,586,943
STRUCTURED PRODUCTS AND OTHER—8.3%
Asset Repackaging Trust Six B.V., Credit-Linked Note (17)	N/A	5/15/27	Utilities	$58,411	$24,842	$30,391
Craft 2013-1, Credit-Linked Note (11)(16)(17)	9.476% (L+925)	4/17/22	Diversified Investment Vehicle	25,000	25,100	24,513
Craft 2013-1, Credit-Linked Note (16)(17)	9.476% (L+925)	4/17/22	Diversified Investment Vehicle	7,625	7,756	7,477
Craft 2014-1A, Credit-Linked Note (11)(17)	9.891% (L+965)	5/15/21	Diversified Investment Vehicle	42,500	42,496	41,982
Dark Castle Holdings, LLC	N/A	N/A	Media	24,395	1,189	2,862
JP Morgan Chase & Co., Credit-Linked Note (17)	12.481% (L+1225)	12/20/21	Diversified Investment Vehicle	43,250	42,548	43,584
NXT Capital CLO 2014-1, LLC (11)(17)	5.804% (L+550)	4/23/26	Diversified Investment Vehicle	5,000	4,660	4,652
Renaissance Umiat, LLC, ACES Tax Receivable (15)(17)	N/A	N/A	Oil and Gas	—	14,610	15,268
TOTAL STRUCTURED PRODUCTS AND OTHER					$163,201	$170,729
PREFERRED EQUITY—2.2%				Shares
CA Holding, Inc. (Collect America, Ltd.), Series A Preferred Stock (13)(17)	N/A	N/A	Financial Services	7,961	$788	$1,592
Crowley Holdings, Series A Preferred Stock	12.00% (10.00% Cash/2.00% PIK)	N/A	Cargo Transport	22,500	22,850	22,795
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Preferred Stock (Convertible) (14)	12.50% PIK	N/A	Education	332,500	6,863	—
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Preferred Stock (14)	13.50% PIK	5/12/18	Education	12,360	27,685	15,744
Varietal Distribution Holdings, LLC, Class A Preferred Unit	8.00% PIK	N/A	Distribution	3,097	5,502	4,326
TOTAL PREFERRED EQUITY					$63,688	$44,457

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (unaudited) (continued) September 30, 2014 (in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—138.0% (18)	Interest Rate	Maturity Date	Industry	Par Amount(12)	Cost	Fair Value (1)
EQUITY—2.2%
Common Equity/Interests—1.7%				Shares
AHC Mezzanine, LLC (Advanstar), Common Stock (13)	N/A	N/A	Media	25,016	$1,063	$620
ATD Corporation (Accelerate Parent Corp.), Common Stock (13)	N/A	N/A	Distribution	3,225,514	3,276	4,680
CA Holding, Inc. (Collect America, Ltd.), Series A Common Stock (13)(17)	N/A	N/A	Financial Services	25,000	2,500	—
CA Holding, Inc. (Collect America, Ltd.), Series AA Common Stock (13)(17)	N/A	N/A	Financial Services	4,294	429	208
Caza Petroleum, Inc., Net Profits Interest (13)	N/A	N/A	Oil and Gas	—	1,202	1,584
Caza Petroleum, Inc., Overriding Royalty Interest (13)	N/A	N/A	Oil and Gas	—	339	328
Clothesline Holdings, Inc. (Angelica Corporation), Common Stock (13)	N/A	N/A	Healthcare	6,000	6,000	1,600
Explorer Coinvest, LLC (Booz Allen), Common Stock (13)(17)	N/A	N/A	Business Services	295	2,259	6,423
Garden Fresh Restaurant Holdings, LLC., Common Stock (13)	N/A	N/A	Restaurants	50,000	5,000	—
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Common Stock (13)	N/A	N/A	Education	17,500	175	—
JV Note Holdco, LLC (DSI Renal, Inc.), Common Equity / Interest (13)	N/A	N/A	Healthcare	9,303	85	—
Pelican Energy, LLC, Net Profit Interest (13)(17)	N/A	N/A	Oil and Gas	1,048,811	1,050	1,245
RC Coinvestment, LLC (Ranpak Corp.), Common Stock (13)	N/A	N/A	Packaging	50,000	5,000	9,750
Sorenson Communications Holdings, LLC, Class A Common Stock (13)	N/A	N/A	Consumer Products	587	—	71
Univar, Inc., Common Stock (13)	N/A	N/A	Distribution	900,000	9,000	9,040
Varietal Distribution Holdings, LLC, Class A Common Unit (13)	N/A	N/A	Distribution	28,028	28	—
Total Common Equity/Interests					$37,406	$35,549

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (unaudited) (continued) September 30, 2014 (in thousands, except warrants)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—138.0% (18)	Interest Rate	Maturity Date	Industry	Warrants	Cost	Fair Value (1)
Warrants—0.5%
CA Holding, Inc. (Collect America, Ltd.), Common Stock Warrants (13)(17)	N/A	N/A	Financial Services	7,961	$8	$—
Energy & Exploration Partners, Inc., Common Stock Warrants (13)	N/A	N/A	Oil and Gas	60,778	2,374	1,075
Fidji Luxco (BC) S.C.A., Common Stock Warrants (2)(13)(17)	N/A	N/A	Electronics	18,113	182	4,646
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Class A-1 Preferred Stock Warrants (13)	N/A	N/A	Education	45,947	459	—
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Class B-1 Preferred Stock Warrants (13)	N/A	N/A	Education	104,314	1,043	—
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Common Stock Warrants (13)	N/A	N/A	Education	9,820	98	—
Osage Exploration & Development, Inc., Common Stock Warrants (13)(17)	N/A	N/A	Oil and Gas	1,496,843	—	814
Spotted Hawk Development, LLC, Common Stock Warrants (13)	N/A	N/A	Oil and Gas	54,545	852	4,236
Total Warrants					$5,016	$10,771
TOTAL EQUITY					$42,422	$46,320
Total Investments in Non-Controlled/ Non-Affiliated Investments					$2,862,751	$2,848,449

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (unaudited) (continued) September 30, 2014 (in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/AFFILIATED INVESTMENTS—7.5%(4)(18)	Interest Rate	Maturity Date	Industry	Par Amount (12)	Cost	Fair Value (1)
STRUCTURED PRODUCTS AND OTHER—7.1%
Golden Bear Warehouse LLC, Equity (3)(17)	N/A	N/A	Diversified Investment Vehicle	$965	$965	$—
Golden Hill CLO I, LLC, Equity (3)(17)	N/A	N/A	Diversified Investment Vehicle	31,349	31,883	31,975
Highbridge Loan Management 3-2014, Ltd., Class D Notes (3)(11)(16)(17)	5.234% (L+500)	1/18/25	Diversified Investment Vehicle	5,000	4,653	4,583
Highbridge Loan Management 3-2014, Ltd., Class E Notes (3)(11)(16)(17)	6.234% (L+600)	1/18/25	Diversified Investment Vehicle	2,485	2,270	2,240
Highbridge Loan Management 3-2014, Ltd., Subordinated Notes (3)(11)(16)(17)	N/A	1/18/25	Diversified Investment Vehicle	8,163	7,062	6,774
Jamestown CLO I LTD, Subordinated Notes (3)(11)(17)	N/A	11/5/24	Diversified Investment Vehicle	4,325	3,553	4,033
MCF CLO I, LLC, Membership Interests(3)(11)(17)	N/A	4/20/23	Diversified Investment Vehicle	38,918	36,192	38,815
MCF CLO III, LLC, Class E Notes (3)(11)(17)	4.812% (L+445)	1/20/24	Diversified Investment Vehicle	12,750	11,402	11,220
MCF CLO III, LLC, Membership Interests (3)(11)(17)	N/A	1/20/24	Diversified Investment Vehicle	41,900	38,582	39,396
Slater Mill Loan Fund LP, LP Certificates (3)(17)	N/A	N/A	Diversified Investment Vehicle	8,375	5,961	7,613
TOTAL STRUCTURED PRODUCTS AND OTHER					$142,523	$146,649

PREFERRED EQUITY—0.4%				Shares
Renewable Funding Group, Inc., Series B Preferred Stock (13)	N/A	N/A	Finance	1,505,868	$8,750	$8,750
TOTAL PREFFERED EQUITY					$8,750	$8,750
Total Investments in Non-Controlled/Affiliated Investments					$151,273	$155,399

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (unaudited) (continued) September 30, 2014 (in thousands, except shares)

INVESTMENTS IN CONTROLLED INVESTMENTS—32.1%(5)(18)	Interest Rate	Maturity Date	Industry	Par Amount (12)	Cost	Fair Value (1)
CORPORATE DEBT—16.2%
SECURED DEBT—16.2%
1st Lien Secured Debt—16.2%
Merx Aviation Finance, LLC, (Revolver) (16)	12.00% Funded	10/31/18	Aviation	$334,084	$334,084	$334,084
Total 1st Lien Secured Debt					$334,084	$334,084

Unfunded Revolver Obligation—0.0%
Merx Aviation Finance, LLC, (Unfunded Revolver) (13)(16)	12.00% Funded, 0.00% Unfunded	10/31/18	Aviation	$65,916	$—	$—
Total Unfunded Revolver Obligation					$—	$—

Letters of Credit—0.0%
Merx Aviation Finance Assets Ireland Limited, Letter of Credit (13)	2.250%	9/30/14	Aviation	$1,800	$—	$—
Merx Aviation Finance Assets Ireland Limited, Letter of Credit (13)	2.250%	9/30/14	Aviation	1,800	—	—
Total Letters of Credit					$—	$—
TOTAL SECURED DEBT					$334,084	$334,084
TOTAL CORPORATE DEBT					$334,084	$334,084

PREFERRED EQUITY—2.7%				Shares
Playpower Holdings, Inc., Series A Preferred	14.00% PIK	11/15/20	Leisure	49,178	$55,471	$55,471
TOTAL PREFFERED EQUITY					$55,471	$55,471

EQUITY—13.2%
Common Equity/Interests—13.2%
Generation Brands Holdings, Inc. (Quality Home Brands), Basic Common Stock (13)	N/A	N/A	Home and Office Furnishings and Durable Consumer Products	9,007	$—	$3,693
Generation Brands Holdings, Inc. (Quality Home Brands), Series 2L Common Stock (13)	N/A	N/A	Home and Office Furnishings and Durable Consumer Products	36,700	11,242	15,047
Generation Brands Holdings, Inc. (Quality Home Brands), Series H Common Stock (13)	N/A	N/A	Home and Office Furnishings and Durable Consumer Products	7,500	2,297	3,075
LVI Group Investments, LLC, Common Units (13)	N/A	N/A	Environmental Services	203,556	16,096	20,150
Merx Aviation Finance, LLC, Partnership Interest (13)	N/A	N/A	Aviation	—	152,082	162,384
Playpower Holdings, Inc., Common Stock (13)	N/A	N/A	Leisure	1,000	77,722	67,474
Total Common Equity/Interests					$259,439	$271,823
TOTAL EQUITY					$259,439	$271,823
Total Investments in Controlled Investments					$648,994	$661,378
Total Investments—177.6% (6)(7)					$3,663,018	$3,665,226
Liabilities in Excess of Other Assets—(77.6)%						$(1,601,735)
Net Assets—100.0%						$2,063,491

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (unaudited) (continued)
September 30, 2014
(in thousands)
______________________

(1)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see note 2).

(2)	Fidji Luxco (BC) S.C.A. is a EUR denominated investment.

(3)
Denotes investments where the governing documents of the entity preclude the Company from controlling management of the entity and accordingly the Company disclaims that the entity is a controlled affiliate.

(4)
Denotes investments in which we are an “Affiliated Person”, as defined in the 1940 Act, due to owning or holding the power to vote 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of March 31, 2014 and September 30, 2014 along with transactions during the six months ended September 30, 2014 in these Affiliated investments are as follows:

Name of Issue	Fair Value at March 31, 2014	Gross Additions (Cost) ●	Gross Reductions (Cost) ■	Change in Unrealized Gain (Loss)	Fair Value at September 30, 2014	Net Realized Gain (Loss)	Interest/Dividend/ Other Income
Aventine Renewable Energy Holdings, Inc., 15.00% (12.00% Cash/3.00% PIK), 9/23/16	$2,405	$21	$(2,642)	$216	$—	$116	$184
Aventine Renewable Energy Holdings, Inc., 10.50% Cash or 15.00% PIK, 9/22/17	8,884	1,481	(15,306)	4,941	—	—	1,496
Aventine Renewable Energy Holdings, Inc., 25.00% PIK, 9/24/16	3,769	238	(4,007)	—	—	—	433
Aventine Renewable Energy Holdings, Inc., Common Stock	99	—	(688)	589	—	1,804	—
Aventine Renewable Energy Holdings, Inc., Common Stock Warrants	574	—	(3,996)	3,422	—	9,713	—
Golden Bear Warehouse LLC, Equity	—	965	—	(965)	—	—	—
Golden Hill CLO I, LLC, Equity	1,097	30,251	—	627	31,975	—	—
Highbridge Loan Management 3-2014, Ltd., Class D Notes, L+500, 1/18/25	4,680	16	—	(113)	4,583	—	148
Highbridge Loan Management 3-2014, Ltd., Class E Notes, L+600, 1/18/25	2,314	6	—	(80)	2,240	—	86
Highbridge Loan Management 3-2014, Ltd., Subordinated Notes, 1/18/25	7,278	—	(465)	(39)	6,774	—	307
Jamestown CLO I LTD, Subordinated Notes, 11/5/24	3,828	—	—	205	4,033	—	269
MCF CLO I LLC, Class E Notes, L+575, 4/20/23	12,357	14	(12,344)	(27)	—	(107)	215
MCF CLO I LLC, Membership Interests	40,391	—	(1,366)	(210)	38,815	—	3,677
MCF CLO III LLC, Class E Notes L+445, 1/20/24	11,325	53	—	(158)	11,220	—	365
MCF CLO III LLC, Membership Interests, 1/20/24	38,266	—	(602)	1,732	39,396	—	3,084
Renewable Funding Group, Inc., Series B Preferred Stock	—	8,750	—	—	8,750	—	—
Slater Mill Loan Fund LP, LP Certificates	7,361	—	(261)	513	7,613	—	737
	$144,628	$41,795	$(41,677)	$10,653	$155,399	$11,526	$11,001
______________
● Gross additions includes increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the accretion of discounts, the exchange of one or more existing securities for one or more new securities, the movement of an existing portfolio company into this category from a different category, and the transfers of one or more securities into non-controlled/affiliated. Transfers are assumed to have occurred at the end of the period.
■ Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the amortization of premiums, the exchange of one or more existing securities for one or more new securities, the movement of an existing portfolio company out of this category into a different category, and the transfers of one or more securities out of non-controlled/affiliated. Transfers are assumed to have occurred at the end of the period.
As of September 30, 2014, the Company has a 100%, 100%, 9%, 26%, 97%, 98%, 14%, and 26% equity ownership interest in Golden Bear Warehouse LLC, Golden Hill CLO I, LLC, Jamestown CLO I LTD, Highbridge Loan Management, Ltd., MCF CLO I LLC, MCF CLO III LLC, Renewable Funding Group, Inc., and Slater Mill Loan Fund LP, respectively. Investments that the Company owns greater than 25% of the equity and are shown in “Non-Controlled/Affiliated” have governing documents that preclude the Company from controlling management of the entity and therefore the Company disclaims that the entity is a controlled affiliate.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (unaudited) (continued)
September 30, 2014
(in thousands)

(5)
Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Fair value as of March 31, 2014 and September 30, 2014 along with transactions during the six months ended September 30, 2014 in these Controlled investments are as follows:

Name of Issue	Fair Value at March 31, 2014	Gross Additions (Cost) ●	Gross Reductions (Cost) ■	Change in Unrealized Gain (Loss)	Fair Value at September 30, 2014	Net Realized Gain (Loss)	Interest/Dividend/ Other Income
Generation Brands Holdings, Inc. (Quality Home Brands), Basic Common Stock	$1,615	$—	$—	$2,078	$3,693	$—	$—
Generation Brands Holdings, Inc. (Quality Homes Brands), Series H Common Stock	1,345	—	—	1,730	3,075	—	—
Generation Brands Holdings, Inc. (Quality Homes Brands), Series 2L Common Stock	6,582	—	—	8,465	15,047	—	—
LVI Group Investments, LLC, Common Units (formerly known as LVI Services, Inc.)	34,020	—	—	(13,870)	20,150	—	88
LVI Parent Corp. (LVI Services, Inc.), 12.50%, 4/20/14	10,200	187	(10,200)	(187)	—	—	269
Merx Aviation Finance, LLC (formerly known as Merx Aviation Finance Holdings II, LLC), (Revolver) 12.00% Funded, 0.00% Unfunded, 10/31/18	282,334	51,750	—	—	334,084	—	19,205
Merx Aviation Finance, LLC (formerly known as Merx Aviation Finance Holdings II, LLC), (Unfunded Revolver) 12.00% Funded, 0.00% Unfunded, 10/31/18	—	—	—	—	—	—	—
Merx Aviation Finance Assets Ireland Limited, Letter of Credit, 2.25%, 9/30/14	—	—	—	—	—	—	—
Merx Aviation Finance Assets Ireland Limited, Letter of Credit, 2.25%, 9/30/14	—	—	—	—	—	—	—
Merx Aviation Finance, LLC (formerly known as Merx Aviation Finance Holdings II, LLC), Partnership Interest	140,465	13,500	—	8,419	162,384	—	—
Playpower Holdings, Inc., Common Stock	53,813	—	—	13,661	67,474	—	125
Playpower Holdings, Inc., Series A Preferred, 14.00% PIK, 11/15/20	51,773	3,698	—	—	55,471	—	3,699
	$582,147	$69,135	$(10,200)	$20,296	$661,378	$—	$23,386
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
As of September 30, 2014, the Company has a 28%, 37%, 100%, and 100% equity ownership interest in Generation Brands Holdings, Inc., LVI Group Investments, LLC, Merx Aviation Finance, LLC, and Playpower Holdings, Inc., respectively.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (unaudited) (continued)
September 30, 2014
(in thousands)

(6)
Aggregate gross unrealized gain for federal income tax purposes is $107,528; aggregate gross unrealized loss for federal income tax purposes is $106,732. Net unrealized gain is $796 based on a tax cost of $3,664,430.

(7)
Substantially all securities are pledged as collateral to our multicurrency revolving credit facility (the “Facility”). As such these securities are not available as collateral to our general creditors.

(8)	The negative fair value is the result of the unfunded commitment or letter of credit being valued below par.

(9)	These letters of credit represent multiple commitments made on various dates. As a result, maturity dates may vary and a maturity range has been provided.

(10)	Provided that no default has occurred, this investment may elect to pay up to 50% of the interest due on its interest payment date in PIK.

(11)
These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.

(12)	Denominated in USD unless otherwise noted, Euro (“€”), British Pound (“£”), and Canadian Dollar (“CAD”).

(13)	Non-income producing security

(14)	Non-accrual status (see note 2)

(15)
The investment has a put option attached to it and the combined instrument has been recorded in its entirety at fair value as a hybrid instrument in accordance with ASC 815-15-25-4 with subsequent changes in fair value charged or credited to investment gains/losses for each period.

(16)
Denotes debt securities where the Company owns multiple tranches of the same broad asset type but whose security characteristics differ. Such differences may include level of subordination, call protection and pricing, and differing interest rate characteristics, among other factors. Such factors are usually considered in the determination of fair values.

(17)
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

(18)	The percentage is calculated over net assets.

N/A	Not applicable

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (unaudited) (continued)
 September 30, 2014

Industry Classification	Percentage of Total Investments (at fair value) as of September 30, 2014
Business Services	15.4%
Aviation	13.5%
Oil and Gas	13.2%
Diversified Investment Vehicle	7.3%
Financial Services	5.6%
Chemicals	5.1%
Distribution	4.8%
Healthcare	4.1%
Insurance	3.5%
Leisure	3.4%
Aerospace and Defense	2.7%
Mining	2.2%
Transportation	2.1%
Telecommunications	2.0%
Diversified Service	1.7%
Containers, Packaging, and Glass	1.5%
Packaging	1.3%
Energy	1.2%
Buildings and Real Estate	1.2%
Education	1.1%
Restaurants	1.0%
Diversified Natural Resources, Precious Metals and Minerals	1.0%
Hotels, Motels, Inns and Gaming	0.9%
Utilities	0.8%
Cargo Transport	0.6%
Home and Office Furnishings and Durable Consumer Products	0.6%
Environmental Services	0.6%
Media	0.5%
Broadcasting & Entertainment	0.4%
Grocery	0.2%
Finance	0.2%
Electronics	0.1%
Cable Television	0.1%
Beverage, Food, and Tobacco	0.1%
Consumer Products	0.0%
Total Investments	100.0%

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS March 31, 2014 (in thousands)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—134.1% (17)	Interest Rate	Maturity Date	Industry	Par Amount (10)	Cost	Fair Value (1)
CORPORATE DEBT—125.9%
SECURED DEBT—80.0%
1st Lien Secured Debt—32.5%
Archroma (15)	9.50% (L+825, 1.25% Floor)	10/1/18	Chemicals	$35,422	$34,762	$35,511
Avanti Communication Group PLC(9)(15)	10.000%	10/1/19	Telecommunications	9,000	9,000	9,608
Aveta, Inc.	9.75% (L+825, 1.50% Floor)	12/12/17	Healthcare	59,951	58,535	60,325
Caza Petroleum, Inc.	12.00% (L+1000, 2.00% Floor)	5/23/17	Oil and Gas	35,000	33,988	33,845
Charming Charlie LLC	9.00% (L+800, 1.00% Floor)	12/24/19	Retail	5,305	5,241	5,315
Confie Seguros Holding II Co., (Revolver) (14)	6.75% (P+350) Funded, 0.50% Unfunded	12/10/18	Insurance	240	240	218
Delta Educational Systems, Inc.	16.00% (8.00% Cash/8.00% PIK)	12/11/16	Education	5,437	5,437	5,437
Endeavour International Corp. (14)(15)	12.000%	3/1/18	Oil and Gas	18,262	17,960	17,760
Endeavour International Corp. (14)(15)	8.25% (L+700, 1.25% Floor)	11/30/17	Oil and Gas	3,157	3,105	3,126
Endeavour International Corp. (14)(15)	8.25% (L+700, 1.25% Floor)	11/30/17	Oil and Gas	4,412	4,338	4,368
Evergreen Tank Solutions, Inc.	9.50% (L+800, 1.50% Floor)	9/28/18	Containers, Packaging, and Glass	41,771	41,260	41,980
Great Bear Petroleum Operating, LLC	12.000%	10/1/17	Oil and Gas	4,464	4,464	4,464
Hunt Companies, Inc.(9)	9.625%	3/1/21	Buildings and Real Estate	41,210	40,701	42,807
Lee Enterprises, Inc(9)(15)	9.500%	3/15/22	Media	25,000	25,000	25,844
Magnetation, LL (9)	11.000%	5/15/18	Mining	16,400	16,458	18,450
Maxus Capital Carbon SPE I, LLC (Skyonic Corp.)	13.000%	9/18/19	Chemicals	60,000	60,000	60,000
Molycorp, Inc. (15)	10.000%	6/1/20	Diversified Natural Resources, Precious Metals and Minerals	35,849	35,532	35,547
My Alarm Center, LLC (14)	8.50% (L+750, 1.00% Floor)	1/9/18	Business Services	42,614	42,614	42,614
My Alarm Center, LLC (14)	8.50% (L+750, 1.00% Floor)	1/9/18	Business Services	2,930	2,930	2,930
Osage Exploration & Development, Inc. (15)	17.00% (L+1500, 2.00% Floor)	4/27/15	Oil and Gas	20,000	19,752	20,040
Panda Sherman Power, LLC	9.00% (L+750, 1.50% Floor)	9/14/18	Energy	15,000	14,821	15,450
Panda Temple Power, LLC	11.50% (L+1000, 1.50% Floor)	7/17/18	Energy	25,500	25,099	26,169
Pelican Energy, LLC (15)	10.00% (7.00% Cash / 3.00% PIK)	12/31/18	Oil and Gas	19,330	18,634	19,717
Reichhold Holdings International B.V. (15)	10.75% (L+975, 1.00% Floor)	12/19/16	Chemicals	22,500	22,500	22,500
Sand Waves, S.A. (Endeavour Energy UK Limited) (15)	9.750%	12/31/15	Oil and Gas	12,500	12,500	12,500
Southern Pacific Resource Corp. (15)	11.00% (L+1000, 1.00% Floor)	3/29/19	Oil and Gas	9,080	8,808	9,216
Spotted Hawk Development, LLC (15)	14.00% (13.00% Cash/1.00% PIK)	6/30/16	Oil and Gas	24,308	23,712	23,615
Sunrun Solar Owner IX, LLC	9.079%	12/31/24	Energy	3,622	3,466	3,467

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (continued) March 31, 2014 (in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—134.1% (17)	Interest Rate	Maturity Date	Industry	Par Amount (10)	Cost	Fair Value (1)
1st Lien Secured Debt—32.5% (continued)
Travel Leaders Group, LLC	7.00% (L+600, 1.00% Floor)	12/5/18	Business Services	$2,568	$2,414	$2,548
UniTek Global Services, Inc., (Revolver)(14)	10.25% (L+925, 1.00% Floor) Funded, 2.00% Unfunded	4/15/16	Telecommunications	44,802	44,802	44,802
Walter Energy, Inc.(9)(15)	9.500%	10/15/19	Mining	17,000	17,307	17,345
Total 1st Lien Secured Debt					$655,380	$667,518
Unfunded Revolver Obligations—(0.4)%
Avaya, Inc. (8)	L+275 Funded, 0.50% Unfunded	10/26/16	Telecommunications	$36,785	$(5,203)	$(3,035)
BMC Software Inc. (8)	L+400 Funded, 0.50% Unfunded	9/10/18	Business Services	30,760	(3,243)	(2,307)
Confie Seguros Holding II Co. (8)(14)	P+350 Funded, 0.50% Unfunded	12/10/18	Insurance	3,627	(450)	(326)
Laureate Education, Inc. (8)(15)	L+375 Funded, 0.625% Unfunded	6/16/16	Education	28,880	(2,888)	(2,599)
Reichhold Holdings International B.V. (15)	L+600 Funded, 1.50% Unfunded	12/19/16	Chemicals	12,500	—	—
Salix Pharmaceuticals, Ltd. (8)(15)	L+300 Funded, 0.50% Unfunded	1/2/19	Healthcare	25,000	(1,923)	(125)
UniTek Global Services Inc., (14)	L+925 Funded, 2.00% Unfunded	4/15/16	Telecommunications	18,052	—	—
Total Unfunded Revolver Obligations					$(13,707)	$(8,392)

Letters of Credit— (0.0)%
Confie Seguros Holding II Co., Letter of Credit (8)(14)	4.500%	10/27/14	Insurance	$600	$—	$(54)
Confie Seguros Holding II Co., Letter of Credit (8)(14)	4.500%	1/13/15	Insurance	33	—	(3)
UniTek Global Services Inc., Letter of Credit (14)	9.250%	3/26/15	Telecommunications	3,000	—	—
UniTek Global Services Inc., Letter of Credit (14)	9.250%	3/18/15	Telecommunications	1,000	—	—
UniTek Global Services Inc., Letter of Credit (14)	9.250%	3/18/15	Telecommunications	2,700	—	—
UniTek Global Services Inc., Letter of Credit (14)	9.250%	12/15/14	Telecommunications	5,446	—	—
Total Letters of Credit					$—	$(57)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (continued) March 31, 2014 (in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—134.1% (17)	Interest Rate	Maturity Date	Industry	Par Amount (10)	Cost	Fair Value (1)
2nd Lien Secured Debt—47.9%
Active Network, Inc.	9.50% (L+850, 1.00% Floor)	11/15/21	Business Services	$25,000	$24,879	$25,344
Applied Systems, Inc.	7.50% (L+650, 1.00% Floor)	1/24/22	Business Services	9,110	9,043	9,281
Aptean, Inc.	8.50% (L+750, 1.00% Floor)	2/26/21	Business Services	11,322	11,153	11,478
Armor Holdings, Inc. (American Stock Transfer and Trust Company)	10.25% (L+900, 1.25% Floor)	12/26/20	Financial Services	8,000	7,851	8,000
Asurion Corporation	8.50% (L+750, 1.00% Floor)	3/3/21	Insurance	90,400	89,050	93,413
Bennu Oil & Gas, LLC	10.25% (L+900, 1.25% Floor)	11/1/18	Oil and Gas	8,999	8,927	9,123
BJ's Wholesale Club, Inc	8.50% (L+750, 1.00% Floor)	3/26/20	Retail	20,000	19,904	20,537
Brock Holdings III, Inc.	10.00% (L+825, 1.75% Floor)	3/16/18	Environmental Services	19,500	19,245	19,805
Confie Seguros Holding II Co.	10.25% (L+900, 1.25% Floor)	5/8/19	Insurance	27,344	27,096	27,566
Consolidated Precision Products Corp.	8.75% (L+775, 1.00% Floor)	4/30/21	Aerospace and Defense	8,940	8,897	9,096
Del Monte Foods Co	8.25% (L+725, 1.00% Floor)	8/18/21	Beverage, Food, and Tobacco	12,140	12,019	12,110
Deltek, Inc.	10.00% (L+875, 1.25% Floor)	10/10/19	Business Services	27,273	27,023	27,887
Elements Behavioral Health, Inc.	9.25% (L+825, 1.00% Floor)	2/11/20	Healthcare	9,500	9,407	9,500
Flexera Software LLC	8.00% (L+700, 1.00% Floor)	4/2/21	Business Services	7,000	6,965	7,053
Garden Fresh Restaurant Corp. (14)	7.25% (L+575 PIK, 1.50% Floor)	1/1/19	Restaurants	7,661	5,618	5,210
Garden Fresh Restaurant Corp. (14)	14.50% (L+1300 PIK, 1.50% Floor)	1/1/19	Restaurants	34,513	32,326	30,716
GCA Services Group, Inc.	9.25% (L+800, 1.25% Floor)	11/1/20	Diversified Service	22,838	22,940	23,194
Grocery Outlet, Inc.	10.50% (L+925, 1.25% Floor)	6/17/19	Grocery	8,674	8,526	8,847
HD Vest Inc. (15)	9.25% (L+800, 1.25% Floor)	6/18/19	Financial Services	9,396	9,290	9,302
Healogics, Inc.	9.25% (L+800, 1.25% Floor)	2/5/20	Healthcare	10,000	10,109	10,242
IMG Worldwide, Inc.	8.25% (L+725, 1.00% Floor)	3/21/22	Leisure	2,167	2,145	2,199
Insight Pharmaceuticals, LLC.	13.25% (L+1175, 1.50% Floor)	8/25/17	Consumer Products	15,448	15,243	15,139
Kronos, Inc.	9.75% (L+850, 1.25% Floor)	4/30/20	Business Services	92,516	91,531	96,332
Landslide Holdings, Inc.	8.25% (L+725, 1.00% Floor)	2/25/21	Business Services	5,630	5,588	5,672
Learfield Communications, Inc.	8.75% (L+775, 1.00% Floor)	10/8/21	Media	15,000	14,856	15,375
Miller Energy Resources, Inc. (15)	11.75% (L+975, 2.00% Floor)	2/3/18	Oil and Gas	87,500	85,804	85,750

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (continued) March 31, 2014 (in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—134.1% (17)	Interest Rate	Maturity Date	Industry	Par Amount (10)		Cost	Fair Value (1)
2nd Lien Secured Debt—47.9% (continued)
Ranpak Corp.	8.50% (L+725, 1.25% Floor)	4/23/20	Packaging		$22,000	$21,802	$22,522
River Cree Enterprises LP (9)(15)	11.000%	1/20/21	Hotels, Motels, Inns and Gaming	CAD	33,000	31,110	31,767
SESAC Holdco II LLC	10.00% (L+875, 1.25% Floor)	4/9/14	Broadcasting & Entertainment		$10,750	10,758	10,978
Sprint Industrial Holdings, LLC	11.25% (L+1000, 1.25% Floor)	11/14/19	Containers, Packaging, and Glass		14,163	13,928	14,305
SquareTwo Financial Corp. (Collect America, Ltd.) (15)	11.625%	4/1/17	Financial Services		61,079	59,929	61,690
Stadium Management Corp	9.25% (L+825, 1.00% Floor)	2/27/21	Business Services		19,900	19,900	20,348
Tectum Holdings, Inc.	10.25% (P+700, 3.25% Floor)	3/12/19	Auto Sector		17,670	17,582	17,626
Transfirst Holdings Inc.	7.50% (L+650, 1.00% Floor)	6/27/18	Financial Services		59,750	59,601	60,422
TriMark USA, LLC	10.00% (L+900, 1.00% Floor)	8/12/19	Distribution		27,000	26,470	27,338
U.S. Renal Care, Inc. (14)	10.25% (L+900, 1.25% Floor)	1/3/20	Healthcare		11,927	11,980	12,195
U.S. Renal Care, Inc. (14)	8.50% (L+750, 1.00% Floor)	7/3/20	Healthcare		12,120	11,930	12,325
Velocity Technology Solutions, Inc.	9.00% (L+775, 1.25% Floor)	9/28/20	Business Services		16,500	16,170	16,170
Vertafore, Inc.	9.75% (L+825, 1.50% Floor)	10/27/17	Business Services		50,436	50,167	51,397
Walter Energy, Inc. (9)(15)	11.000%	4/1/20	Mining		27,798	26,308	25,192
Total 2nd Lien Secured Debt						$963,070	$982,446
TOTAL SECURED DEBT						$1,604,743	$1,641,515

UNSECURED DEBT—45.9%
Altegrity, Inc. (14)	0.000% (12.5% effective)	8/2/16	Diversified Service		$3,545	$2,664	$957
Altegrity, Inc. (9)(14)	12.000%	11/1/15	Diversified Service		14,667	14,667	13,567
American Energy - Utica, LLC (9)	3.500%	3/1/21	Oil and Gas		10,868	10,868	11,031
American Tire Distributors, Inc. (9)(14)	11.500%	6/1/18	Distribution		25,000	25,000	25,700
American Tire Distributors, Inc. (14)	11.500%	6/1/18	Distribution		40,000	39,321	41,120
Artsonig Pty Ltd (9)(15)	11.500%	4/1/19	Transportation		20,000	19,701	20,025
BCA Osprey II Limited (British Car Auctions) (14)(15)	12.50% PIK	8/17/17	Transportation		€12,721	17,489	18,102
BCA Osprey II Limited (British Car Auctions) (14)(15)	12.50% PIK	8/17/17	Transportation		£20,948	33,173	36,058
Ceridian Corp. (9)(14)	11.000%	3/15/21	Diversified Service		$34,000	34,000	39,335
Ceridian Corp. (14)	11.250%	11/15/15	Diversified Service		35,800	35,800	36,154
Ceridian Corp. (14)	12.25% Cash (12.25% Cash or 13.00% PIK)	11/15/15	Diversified Service		14,420	14,420	14,562
CRC Health Corp.	10.750%	2/1/16	Healthcare		13,000	13,079	13,077
Delta Educational Systems, Inc.	16.00% (10.00% Cash/6.00% PIK)	5/12/17	Education		21,684	21,353	20,708
Denver Parent Corp. (Venoco) (9)	12.250%	8/15/18	Oil and Gas		15,000	14,633	15,150
Energy & Exploration Partners, Inc. (14)	15.000%	4/8/18	Oil and Gas		25,000	22,410	23,750

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (continued) March 31, 2014 (in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—134.1% (17)	Interest Rate	Maturity Date	Industry	Par Amount (10)	Cost	Fair Value (1)
UNSECURED DEBT—45.9% (continued)
Energy & Exploration Partners, Inc. (14)	15.000%	12/12/18	Oil and Gas	$4,464	$4,263	$4,241
Energy & Exploration Partners, Inc. (14)	15.000%	12/12/18	Oil and Gas	2,679	2,469	2,545
Energy & Exploration Partners, Inc. (14)	15.000%	3/27/19	Oil and Gas	8,036	7,650	7,634
Exova Limited (14)(15)	10.50%	5/20/14	Business Services	£4,655	6,606	8,537
Exova Limited (9)(14)(15)	10.50%	5/20/14	Business Services	18,000	28,165	33,010
First Data Corp. (14)	10.625%	6/15/21	Financial Services	$10,000	10,000	11,288
First Data Corp. (14)	11.250%	1/15/21	Financial Services	67,000	66,977	76,548
First Data Corp. (14)	12.625%	1/15/21	Financial Services	5,000	5,641	5,963
inVentiv Health, Inc. (9)	11.000%	8/15/18	Healthcare	106,500	106,500	98,646
My Alarm Center, LLC	16.25% (12.00% Cash/4.25%PIK)	7/9/18	Business Services	4,101	4,101	4,101
Niacet Corporation	13.000%	8/28/18	Chemicals	12,500	12,500	12,625
PetroBakken Energy Ltd. (9)(15)	8.625%	2/1/20	Oil and Gas	44,082	44,390	44,206
Prospect Holding Company LLC (9)	10.250%	10/1/18	Financial Services	20,000	19,106	19,450
Radio One Inc (9)(15)	9.250%	2/15/20	Broadcasting & Entertainment	14,804	14,804	15,778
Symbion Inc.	11.000%	8/23/15	Healthcare	8,488	8,501	8,538
Tervita Corporation (9)(15)	10.875%	2/15/18	Environmental Services	22,438	21,739	22,662
U.S. Security Associates Holdings, Inc.	11.000%	7/28/18	Business Services	135,000	135,000	139,590
Univar Inc.	10.500%	6/30/18	Distribution	20,000	20,000	19,960
Varietal Distribution (9)(14)	10.750%	6/30/17	Distribution	22,204	21,908	22,426
Varietal Distribution (9)(14)	10.750%	6/30/17	Distribution	€11,574	15,092	16,111
Venoco, Inc.	8.875%	2/15/19	Oil and Gas	$38,050	38,463	38,573
TOTAL UNSECURED DEBT					$912,453	$941,728
TOTAL CORPORATE DEBT					$2,517,196	$2,583,243

STRUCTURED PRODUCTS AND OTHER—3.9%
Craft 2013-1, Credit Linked Note (15)	9.49% (L+925)	4/17/22	Diversified Investment Vehicle	$20,000	$20,000	$19,802
Dark Castle Holdings, LLC	N/A	N/A	Media	25,302	2,094	3,077
JP Morgan Chase & Co., Credit-Linked Note (15)	12.50% (L+1225)	12/20/21	Diversified Investment Vehicle	43,250	43,010	42,935
Renaissance Umiat, LLC, ACES (13)(14)(15)	N/A	N/A	Oil and Gas	—	7,153	7,799
Renaissance Umiat, LLC, ACES (13)(14)(15)	N/A	N/A	Oil and Gas	—	6,351	6,391
TOTAL STRUCTURED PRODUCTS AND OTHER					$78,608	$80,004

PREFERRED EQUITY—2.0%				Shares
CA Holding, Inc. (Collect America, Ltd.), Series A Preferred Stock (11)(15)	N/A	N/A	Financial Services	7,961	$788	$1,592
Crowley Holdings, Series A Preferred Stock	12.00% (10.00% Cash / 2.00% PIK)	N/A	Cargo Transport	22,500	22,623	22,620
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Preferred Stock (12)	13.50% PIK	N/A	Education	12,360	27,685	13,802
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Preferred Stock (12)	12.50% PIK	N/A	Education	332,500	6,863	—
Varietal Distribution Holdings, LLC, Class A Preferred Unit	8.00% PIK	N/A	Distribution	3,097	5,288	3,275
TOTAL PREFERRED EQUITY					$63,247	$41,289

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (continued) March 31, 2014 (in thousands, except shares and warrants)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—134.1% (17)	Interest Rate	Maturity Date	Industry	Shares	Cost	Fair Value (1)
EQUITY—2.3%
Common Equity/Interests—1.8%
Accelerate Parent Corp. (American Tire Distributors), Common Stock (11)	N/A	N/A	Distribution	3,225,514	$3,276	$4,710
AHC Mezzanine, LLC (Advanstar), Common Stock (11)	N/A	N/A	Media	25,016	1,063	350
Altegrity Holding Corp., Common Stock (11)	N/A	N/A	Diversified Service	353,399	13,797	—
CA Holding, Inc. (Collect America, Ltd.), Series A Common Stock (11)(15)	N/A	N/A	Financial Services	25,000	2,500	1,380
CA Holding, Inc. (Collect America, Ltd.), Series AA Common Stock (11)(15)	N/A	N/A	Financial Services	4,294	430	859
Caza Petroleum Inc., Net Profits Interest (11)	N/A	N/A	Oil and Gas	—	940	946
Caza Petroleum Inc., Overriding Royalty Interest (11)	N/A	N/A	Oil and Gas	—	265	228
Clothesline Holdings, Inc. (Angelica Corporation), Common Stock (11)	N/A	N/A	Healthcare	6,000	6,000	3,282
Explorer Coinvest, LLC (Booz Allen), Common Stock (11)(15)	N/A	N/A	Business Services	340,090	2,603	6,958
Garden Fresh Restaurant Holdings, LLC., Common Stock (11)	N/A	N/A	Restaurants	50,000	5,000	138
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Common Stock (11)	N/A	N/A	Education	17,500	175	—
GS Prysmian Co-Invest L.P. (Prysmian Cables & Systems), Limited Partnership (2)(3)(11)(15)	N/A	N/A	Manufacturing	—	—	17
JV Note Holdco, LLC (DSI Renal Inc.), Common Equity / Interest (11)	N/A	N/A	Healthcare	9,303	85	—
Pelican Energy, LLC, Net Profit Interest (11)(15)	N/A	N/A	Oil and Gas	696,656	697	477
RC Coinvestment, LLC (Ranpak Corp.), Common Stock (11)	N/A	N/A	Packaging	50,000	5,000	7,674
Sorenson Communications Holdings, LLC, Class A, Common Stock (11)	N/A	N/A	Consumer Products	454,828	45	61
Univar Inc., Common Stock (11)	N/A	N/A	Distribution	900,000	9,000	9,680
Varietal Distribution Holdings, LLC, Class A Common Unit (11)	N/A	N/A	Distribution	28,028	28	—
Total Common Equity/Interests					$50,904	$36,760

Warrants—0.5%				Warrants
CA Holding, Inc. (Collect America, Ltd.), Common Stock Warrants (11)(15)	N/A	N/A	Financial Services	7,961	$8	$—
Energy & Exploration Partners, Inc., Common Stock Warrants (11)	N/A	N/A	Oil and Gas	60,778	2,374	1,829
Fidji Luxco (BC) S.C.A., Common Stock Warrants (2)(11)(15)	N/A	N/A	Electronics	18,113	182	5,069
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Common Stock (11)	N/A	N/A	Education	9,820	98	—
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Class A-1 Preferred Stock Warrants (11)	N/A	N/A	Education	45,947	459	—
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Class B-1 Preferred Stock Warrants (11)	N/A	N/A	Education	104,314	1,043	—
Osage Exploration & Development, Inc., Common Stock Warrants (11)(15)	N/A	N/A	Oil and Gas	1,496,843	—	1,398
Spotted Hawk Development, LLC, Common Stock Warrants (11)(15)	N/A	N/A	Oil and Gas	54,545	852	2,304
Total Warrants					$5,016	$10,600
TOTAL EQUITY					$55,920	$47,360
Total Investments in Non-Controlled/ Non-Affiliated Investments					$2,714,971	$2,751,896

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (continued) March 31, 2014 (in thousands, except shares and warrants)

INVESTMENTS IN NON-CONTROLLED/AFFILIATED INVESTMENTS—7.0%(4)(17)	Interest Rate	Maturity Date	Industry	Par Amount (10)	Cost	Fair Value (1)
CORPORATE DEBT—0.7%
SECURED DEBT—0.7%
1st Lien Secured Debt—0.7%
Aventine Renewable Energy Holdings, Inc. (14)	15.00% (12.00% Cash/3.00% PIK)	9/23/16	Chemicals	$2,737	$2,621	$2,405
Aventine Renewable Energy Holdings, Inc. (14)	15.00% PIK or 10.50% Cash	9/22/17	Chemicals	14,068	16,391	8,884
Aventine Renewable Energy Holdings, Inc. (14)	25.00% PIK	9/24/16	Chemicals	3,769	3,769	3,769
Total 1st Lien Secured Debt					$22,781	$15,058
TOTAL SECURED DEBT					$22,781	$15,058
TOTAL CORPORATE DEBT					$22,781	$15,058

STRUCTURED PRODUCTS AND OTHER—6.3%
Golden Hill CLO I, LLC, Equity (15)(16)	N/A	N/A	Diversified Investment Vehicle	$1,097	$1,631	$1,097
Highbridge Loan Management 3-2014, Ltd., Class D Notes (14)(15)(16)	5.22% (L+500)	1/18/25	Diversified Investment Vehicle	5,000	4,638	4,680
Highbridge Loan Management 3-2014, Ltd., Class E Notes (14)(15)(16)	6.22% (L+600)	1/18/25	Diversified Investment Vehicle	2,485	2,263	2,314
Highbridge Loan Management 3-2014, Ltd., Subordinated Notes (14)(15)(16)	N/A	1/18/25	Diversified Investment Vehicle	8,163	7,527	7,278
Jamestown CLO I LTD, Subordinated Notes (15)(16)	N/A	11/5/24	Diversified Investment Vehicle	4,325	3,553	3,828
MCF CLO I LLC, Class E Notes (15)(16)	5.99% (L+575)	4/20/23	Diversified Investment Vehicle	13,000	12,330	12,357
MCF CLO I LLC, Membership Interests (15)(16)	N/A	N/A	Diversified Investment Vehicle	38,918	37,560	40,391
MCF CLO III LLC, Class E Notes (15)(16)	4.81% (L+445)	1/20/24	Diversified Investment Vehicle	12,750	11,349	11,325
MCF CLO III LLC, Membership Interests (15)(16)	N/A	1/20/24	Diversified Investment Vehicle	41,900	39,183	38,266
Slater Mill Loan Fund LP, LP Certificates (15)(16)	N/A	N/A	Diversified Investment Vehicle	8,375	6,222	7,361
TOTAL STRUCTURED PRODUCTS AND OTHER					$126,256	$128,897

EQUITY—0.0%
Common Equity/Interests—0.0%				Shares
Aventine Renewable Energy Holdings, Inc., Common Stock (11)	N/A	N/A	Chemicals	262,036	$688	$99
Total Common Equity/Interests					$688	$99

Warrants—0.0%				Warrants
Aventine Renewable Energy Holdings, Inc., Common Stock Warrants (11)	N/A	N/A	Chemicals	1,521,193	$3,996	$574
Total Warrants					$3,996	$574
TOTAL EQUITY					$4,684	$673
Total Investments in Non-Controlled/Affiliated Investments					$153,721	$144,628

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (continued) March 31, 2014 (in thousands, except shares)

INVESTMENTS IN CONTROLLED INVESTMENTS—28.4%(5)(17)	Interest Rate	Maturity Date	Industry	Par Amount (10)	Cost	Fair Value (1)
CORPORATE DEBT—14.3%
SECURED DEBT—14.3%
1st Lien Secured Debt—13.8%
Merx Aviation Finance Holdings II, LLC (Revolver)	12.00% Funded, 0.00% Unfunded	10/31/18	Aviation	$282,334	$282,334	$282,334
Total 1st Lien Secured Debt					$282,334	$282,334

Unfunded Revolver Obligation—0.0%
Merx Aviation Finance Holdings II, LLC	12.00% Funded, 0.00% Unfunded	10/31/18	Aviation	$117,666	$—	$—
Total Unfunded Revolver Obligation					$—	$—

Letters of Credit—0.0%
Merx Aviation Finance Assets Ireland Limited, LLC, Letter of Credit	2.250%	9/30/14	Aviation	$1,800	$—	$—
Merx Aviation Finance Assets Ireland Limited, LLC, Letter of Credit	2.250%	9/30/14	Aviation	1,800	—	—
Total Letters of Credit					$—	$—

2nd Lien Secured Debt—0.5%
LVI Parent Corp. (LVI Services, Inc.)	12.500%	4/20/14	Environmental Services	$10,000	$10,013	$10,200
Total 2nd Lien Secured Debt					$10,013	$10,200
TOTAL SECURED DEBT					$292,347	$292,534
TOTAL CORPORATE DEBT					$292,347	$292,534

PREFERRED EQUITY—2.5%				Shares
Playpower Holdings, Inc., Series A Preferred	14.00% PIK	11/15/20	Leisure	49,178	$51,773	$51,773
TOTAL PREFFERED EQUITY					$51,773	$51,773

EQUITY—11.6%
Common Equity/Interests—11.6%
Generation Brands Holdings, Inc. (Quality Home Brands), Basic Common Stock (11)	N/A	N/A	Home and Office Furnishings and Durable Consumer Products	9,007	$—	$1,615
Generation Brands Holdings, Inc. (Quality Home Brands), Series H Common Stock (11)	N/A	N/A	Home and Office Furnishings and Durable Consumer Products	7,500	2,297	1,345
Generation Brands Holdings, Inc. (Quality Home Brands), Series 2L Common Stock (11)	N/A	N/A	Home and Office Furnishings and Durable Consumer Products	36,700	11,242	6,582
LVI Parent Corp., Common Stock (11)	N/A	N/A	Environmental Services	14,981	16,097	34,020
Merx Aviation Finance Holdings II, LLC, Partnership Interest (11)	N/A	N/A	Aviation	—	138,582	140,465
Playpower Holdings, Inc., Common Stock (11)	N/A	N/A	Leisure	1,000	77,722	53,813
Total Common Equity/Interests					$245,940	$237,840
TOTAL EQUITY					$245,940	$237,840
Total Investments in Controlled Investments					$590,060	$582,147
Total Investments—169.5%(6)(7)					$3,458,752	$3,478,671
Liabilities in Excess of Other Assets—(69.5)%						$(1,427,061)
Net Assets—100.0%						$2,051,611

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

(4)
Denotes investments in which we are an “Affiliated Person”, as defined in the 1940 Act, due to owning or holding the power to vote 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of March 31, 2013 and March 31, 2014 along with transactions during the fiscal year ended March 31, 2014 in these Affiliated investments are as follows:

Name of Issue	Fair Value at March 31, 2013	Gross Additions (Cost) ●	Gross Reductions (Cost) ■	Change in Unrealized Gain (Loss)	Fair Value at March 31, 2014	Net Realized Gain (Loss)	Interest/Dividend/ Other Income
Aventine Renewable Energy Holdings, Inc., 15.00% (12.00% Cash/3.00% PIK), 9/23/16	$3,866	$85	$(1,314)	$(232)	$2,405	$—	$607
Aventine Renewable Energy Holdings, Inc., 10.50% Cash or 15.00% PIK, 9/22/17	9,682	1,965	(1,581)	(1,182)	8,884	—	370
Aventine Renewable Energy Holdings, Inc., 25.00% PIK, 9/24/16	N/A	5,347	(1,578)	—	3,769	—	1,044
Aventine Renewable Energy Holdings, Inc., Common Stock	2,347	—	(3,996)	1,748	99	—	—
Aventine Renewable Energy Holdings, Inc., Common Stock Warrants	N/A	3,996	—	(3,422)	574	—	—
Golden Hill CLO I, LLC, Equity	N/A	1,631	—	(534)	1,097	—	—
Highbridge Loan Management 3-2014, Ltd., Class D Notes L+500, 1/18/25	N/A	4,638	—	42	4,680	—	49
Highbridge Loan Management 3-2014, Ltd., Class E Notes L+600, 1/18/25	N/A	2,264	—	50	2,314	—	29
Highbridge Loan Management 3-2014, Ltd., Subordinated Notes, 1/18/25	N/A	7,527	—	(249)	7,278	—	96
Highbridge Loan, Ltd., Preference Shares	6,174	6,655	(12,829)	—	—	—	1,876
Jamestown CLO I LTD, Class C L+400, 11/5/24	1,109	3	(1,027)	(85)	—	71	30
Jamestown CLO I LTD, Class D L+550, 11/5/24	3,537	13	(3,386)	(164)	—	250	139
Jamestown CLO I LTD, Subordinated Notes, 11/5/24	13,568	—	(10,501)	761	3,828	1,757	1,473
Kirkwood Fund II LLC, Common Interest	43,144	—	(41,067)	(2,077)	—	—	5,923
MCF CLO I LLC, Class E Notes, L+575, 4/20/23	12,273	52	—	32	12,357	—	854
MCF CLO I LLC, Membership Interests	38,918	—	(1,359)	2,832	40,391	—	8,108
MCF CLO III LLC, Class E Notes L+445, 1/20/24	N/A	11,349	—	(24)	11,325	—	165
MCF CLO III LLC, Membership Interests, 1/20/24	N/A	39,183	—	(917)	38,266	—	1,166
Slater Mill Loan Fund LP, LP Certificates	6,951	—	(896)	1,306	7,361	—	1,088
	$141,569	$84,708	$(79,534)	$(2,115)	$144,628	$2,078	$23,017
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

Name of Issue	Fair Value at March 31, 2013	Gross Additions (Cost) ●	Gross Reductions (Cost) ■	Change in Unrealized Gain (Loss)	Fair Value at March 31, 2014	Net Realized Gain (Loss)	Interest/Dividend/ Other Income
AIC Credit Opportunity Fund, LLC Common Equity	$50,696	$20,387	$(68,489)	$(2,594)	$—	$(2,338)	$2,306
Generation Brands Holdings, Inc. (Quality Home Brands), Basic Common Stock	432	—	—	1,183	1,615	—	—
Generation Brands Holdings, Inc. (Quality Home Brands), Series H Common Stock	360	—	—	985	1,345	—	—
Generation Brands Holdings, Inc. (Quality Home Brands), Series 2L Common Stock	1,760	—	—	4,822	6,582	—	—
Grand Prix Holdings, LLC, Series A Preferred Interests, 12.00% PIK	N/A	N/A	N/A	N/A	N/A	99	—
LVI Parent Corp. (LVI Services, Inc.), 12.50%, 4/20/14	10,000	198	—	2	10,200	—	1,448
LVI Services, Inc., Common Stock	30,575	—	—	3,445	34,020	—	153
Merx Aviation Finance Holdings, LLC, 12.00%, 1/9/21	92,000	—	(92,000)	—	—	—	6,761
Merx Aviation Finance Holdings, LLC, 12.00%, 2/1/21	5,303	—	(5,303)	—	—	—	392
Merx Aviation Finance Holdings, LLC, 12.00%, 3/28/21	4,684	—	(4,684)	—	—	—	347
Merx Aviation Finance Holdings, LLC, 12.00%, 6/25/21	N/A	13,500	(13,500)	—	—	—	621
Merx Aviation Finance Holdings, LLC, 12.00%, 7/25/21	N/A	14,600	(14,600)	—	—	—	286
Merx Aviation Finance Holdings, LLC, 12.00%, 8/19/21	N/A	4,000	(4,000)	—	—	—	124
Merx Aviation Finance Holdings, LLC, 12.00%, 9/12/21	N/A	4,600	(4,600)	—	—	—	80
Merx Aviation Finance Holdings, LLC, 12.00%, 10/28/21	N/A	31,150	(31,150)	—	—	—	154
Merx Aviation Finance Holdings II, LLC, (Revolver) 12.00% Funded, 0.00% Unfunded, 10/31/18	N/A	282,334	—	—	282,334	—	9,205
Merx Aviation Finance Holdings II, LLC, Partnership Interest	33,820	107,120	(2,358)	1,883	140,465	—	—
Merx Aviation Finance Assets Ireland Limited, Letter of Credit, 2.25%, 9/30/14	—	—	—	—	—	—	—
Merx Aviation Finance Assets Ireland Limited, Letter of Credit, 2.25%, 9/30/14	—	—	—	—	—	—	—
Playpower Holdings, Inc., 14.00% PIK, 12/15/15	24,173	2,293	(27,577)	1,111	—	442	2,271
Playpower, Inc., 12.50% PIK, 12/31/15	18,458	1,713	(20,550)	379	—	870	1,686
Playpower Holdings, Inc., Series A Preferred, 14.00% PIK, 11/15/20	N/A	51,773	—	—	51,773	—	3,303
Playpower Holdings, Inc., Common Stock	38,157	—	—	15,656	53,813	—	—
	$310,418	$533,668	$(288,811)	$26,872	$582,147	$(927)	$29,137
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

(10)	Denominated in USD unless otherwise noted, Euro (“€”), British Pound (“£”), and Canadian Dollar (“CAD”).

(11)	Non-income producing security

(12)	Non-accrual status (see note 2)

(13)
The investment has a put option attached to it and the combined instrument has been recorded in its entirety at fair value as a hybrid instrument in accordance with ASC 815-15-25-4 with subsequent changes in fair value charged or credited to investment gains/losses for each period.

(14)
Denotes debt securities where the Company owns multiple tranches of the same broad asset type but whose security characteristics differ. Such differences may include level of subordination, call protection and pricing, and differing interest rate characteristics, among other factors. Such factors are usually considered in the determination of fair values.

(15)
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

(16)
Denotes investments where the governing documents of the entity preclude the Company from controlling management of the entity and accordingly the Company disclaims that the entity is a controlled affiliate.

(17)	The percentage is calculated over net assets.

N/A	Not applicable

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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited)
(in thousands except share and per share amounts)
Note 1. Organization
Apollo Investment Corporation (“Apollo Investment”, the “Company”, “AIC”, “we”, “us”, or “our”), a Maryland corporation incorporated on February 2, 2004, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”), under the Internal Revenue Code of 1986, as amended (“the Code”). Our investment objective is to generate current income and capital appreciation. We invest primarily in various forms of debt investments, including secured and unsecured debt, loan investments, and/or equity in private middle-market companies. We may also invest in the securities of public companies and in structured products and other investments such as collateralized loan obligations and credit-linked notes ("CLOs" and "CLNs", respectively). Our portfolio is comprised primarily of investments in debt, including secured and unsecured debt of private middle-market companies, that, in the case of senior secured loans, generally are not broadly syndicated and whose aggregate tranche size is typically less than $250 million. Our portfolio also includes equity interests such as common stock, preferred stock, warrants or options.
Apollo Investment commenced operations on April 8, 2004 when it received net proceeds of $870,000 from its initial public offering by selling 62 million shares of common stock at a price of $15.00 per share. Since then, and through September 30, 2014, we have raised approximately $2,210,099 in net proceeds from additional offerings of common stock.
Note 2. Significant Accounting Policies
The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.
Basis of Presentation and Use of Estimates
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification (“ASC”) 946. In accordance with Regulation S-X, the Company generally will not consolidate its interest in any company other than in investment company subsidiaries and controlled operating companies substantially all of whose business consists of providing services to the Company. Consequently, the Company has not consolidated special purpose entities through which the special purpose entity acquires and holds investments subject to financing with third parties. As of September 30, 2014, the Company did not have any subsidiaries or controlled operating companies that were consolidated (see additional information within note 5).
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets, and any other parameters used in determining these estimates could cause actual results to differ materially.
Interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 or 10 of Regulation S-X, as appropriate. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair statement of financial statements for the interim period, have been included. These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended March 31, 2014. Certain amounts have been reclassified on the Statement of Operations. Included in $1,728 of investment interest income from non-controlled/affiliated investments for the six months ended September 30, 2013 is $263 of investment income previously classified as investment interest income from controlled investments for the three months ended June 30, 2013. Included in $9,564 of investment dividend income from non-controlled/affiliated investments for the six months ended September 30, 2013 is $4,825 of investment income previously classified as investment dividend income from controlled investments for the three months ended June 30, 2013.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share amounts)

Fair Value Measurements
Under procedures established by our board of directors, we value investments, including certain secured debt, unsecured debt, and other debt securities with maturities greater than 60 days, for which market quotations are readily available at such market quotations (unless they are deemed not to represent fair value). We attempt to obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker or a primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. If and when market quotations are deemed not to represent fair value, we typically utilize independent third party valuation firms to assist us in determining fair value. Accordingly, such investments go through our multi-step valuation process as described below. In each case, our independent third party valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations for such investments. Debt investments with remaining maturities of 60 days or less may each be valued at cost with interest accrued or discount amortized to the date of maturity, unless such valuation, in the judgment of our investment adviser, does not represent fair value. In this case, such investments shall be valued at fair value as determined in good faith by or under the direction of our board of directors, using market quotations where available. Investments that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of our board of directors. Such determination of fair values may involve subjective judgments and estimates.
With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, our board of directors has approved a multi-step valuation process each quarter, as described below:

(1)
our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of our investment adviser who is responsible for the portfolio investment;

(2)	preliminary valuation conclusions are then documented and discussed with senior management of our investment adviser;

(3)
independent valuation firms are engaged by our board of directors to conduct independent appraisals by reviewing our investment adviser’s preliminary valuations and then making their own independent assessment;

(4)
the audit committee of the board of directors reviews the preliminary valuation of our investment adviser and the valuation prepared by the independent valuation firm and responds to the valuation recommendation of the independent valuation firm to reflect any comments; and

(5)
the board of directors discusses valuations and determines in good faith the fair value of each investment in our portfolio based on the input of our investment adviser, the applicable independent valuation firm, third party pricing services, and the audit committee.

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity), and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. As of September 30, 2014, there has been no change to the Company’s valuation techniques and related inputs considered in the valuation process.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share amounts)

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. The level assigned to the investment valuations may not be indicative of the risk or liquidity associated with investing in such investments. Because of the inherent uncertainties of valuation, the values reflected in the financial statements may differ materially from the value that would be received upon an actual sale of such investments.
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
Loan origination fees, original issue discount, and market discounts are capitalized and amortized into income using the interest method or straight-line, as applicable. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and other investments as interest income when we receive such amounts. Other income generally includes amendment fees, bridge fees, and structuring fees, which are recorded when earned.
The Company records as interest or dividend income the accretable yield from its beneficial interests in structured products such as CLOs based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. Such assumptions include the rate and timing of principal and interest receipts (which may be subject to prepayments and defaults) of the underlying pool of assets. These assumptions are updated on at least a quarterly basis to reflect changes related to a particular security, actual historical data, and market changes. Structured product investments typically have an underlying pool of assets. Payments on structured product investments are payable solely from the cash flows from such assets. As such, any unforeseen event in these underlying pool of assets might impact the expected recovery of principal and future accrual of income.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share amounts)

Income Taxes
The Company complies with the applicable provisions of the Code pertaining to regulated investment companies that make distributions of taxable income sufficient to relieve it of substantially all Federal income taxes. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. The Company will accrue excise tax on estimated excess taxable income, if any, as required.
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
Recent Accounting Pronouncements
In June 2013, the FASB issued guidance to change the assessment of whether an entity is an investment company by developing a new two-tiered approach that requires an entity to possess certain fundamental characteristics while allowing judgment in assessing certain typical characteristics. The fundamental characteristics that an investment company is required to have include the following: (1) it obtains funds from one or more investors and provides the investor(s) with investment management services; (2) it commits to its investor(s) that its business purpose and only substantive activities are investing the funds solely for returns from capital appreciation, investment income or both; and (3) it does not obtain returns or benefits from an investee or its affiliates that are not normally attributable to ownership interests. The typical characteristics of an investment company that an entity should consider before concluding whether it is an investment company include the following: (1) it has more than one investment; (2) it has more than one investor; (3) it has investors that are not related parties of the parent or the investment manager; (4) it has ownership interests in the form of equity or partnership interests; and (5) it manages substantially all of its investments on a fair value basis. The new approach requires an entity to assess all of the characteristics of an investment company and consider its purpose and

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share amounts)

design to determine whether it is an investment company. The guidance includes disclosure requirements about an entity’s status as an investment company and financial support provided or contractually required to be provided by an investment company to its investees. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2013. This guidance did not have a material impact on the Company's financial statements.
In May 2014, the FASB issued guidance to establish a comprehensive and converged standard on revenue recognition to enable financial statement users to better understand and consistently analyze an entity’s revenue across industries, transactions, and geographies. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance also specifies the accounting for certain costs to obtain or fulfill a contract with a customer. The new guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. Qualitative and quantitative information is required to be disclosed about: (1) contracts with customers, (2) significant judgments and changes in judgments, and (3) assets recognized from costs to obtain or fulfill a contract. The new guidance will apply to all entities. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016. Early application is not permitted. The Company is in the process of evaluating the impact that this guidance will have on its financial statements.
Note 3. Agreements
The Company has an Investment Advisory and Management Agreement (the “Investment Advisory Agreement”) with Apollo Investment Management, L.P. (the “Investment Adviser” or “AIM”), under which the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of, and provides investment advisory services to the Company. For providing these services, the Investment Adviser receives a fee from the Company, consisting of two components — a base management fee and a performance-based incentive fee. The base management fee is determined by taking the average value of our gross assets, net of the average of any payable for cash equivalents at the end of the two most recently completed calendar quarters, calculated at an annual rate of 2.00%. The incentive fee has two parts, as follows: one part is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under an administration agreement (the “Administration Agreement”) between the Company and Apollo Investment Administration, LLC (the “Administrator”), and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income does not include any realized capital gains computed net of all realized capital losses and unrealized capital depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the rate of 1.75% per quarter (7% annualized). For the period between April 2, 2012 and March 31, 2015, AIM has agreed to voluntarily waive the management and incentive fees on the common shares issued on April 2, 2012 and May 20, 2013.
The Investment Adviser has also entered into an investment sub-advisory agreement with CION Investment Corporation ("CION") (the "Sub-Advisory Agreement") under which AIM receives management and incentive fees from CION in connection with the investment advisory services provided. For the period between April 1, 2014 and March 31, 2015, the Investment Adviser has agreed to waive all base management fees receivable under the Investment Advisory Agreement with the Company in the amount equal to the amount actually received by AIM from CION, less the fully allocated incremental expenses accrued by AIM.
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
The accrual of this theoretical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no accrual for the six months ended September 30, 2014 and 2013. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (“Advisers Act”) or the Investment Advisory Agreement and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the Investment Advisory Agreement, which specifically excludes consideration of unrealized capital gain.
For the time period between April 1, 2013 and March 31, 2015, AIM has agreed to be paid the portion of the performance-based incentive fee that is attributable to deferred interest, such as PIK, when the Company receives such interest in cash. The accrual of incentive fees shall be reversed if such interest is reversed in connection with any write off or similar treatment of the investment. Upon payment of the deferred incentive fee, AIM will also receive interest on the deferred interest at an annual rate of 3.25% for the period between the date in which the incentive fee is earned and the date of payment.

For the three and six months ended September 30, 2014, the Company recognized $18,878 and $36,989, respectively, of base management fees and $15,393 and $27,860, respectively, of performance-based incentive fees. For the three and six months ended September 30, 2013, the Company recognized $15,356 and $30,113, respectively, of base management fees and $11,545 and $23,994, respectively, of performance-based incentive fees. For the three and six months ended September 30, 2014, total management fees waived were $2,241 and $4,948, respectively. For the three and six months ended September 30, 2013, total management fees waived were $1,893 and $2,966, respectively. For the three and six months ended September 30, 2014, total incentive fees waived were $1,800 and $3,245, respectively. For the three and six months ended September 30, 2013 , total incentive fees waived were $1,433 and $2,333, respectively.

The amount of the deferred incentive fees for the three and six months ended September 30, 2014 is $1,328 and $2,487, respectively. The amount of the deferred incentive fees for the three and six months ended September 30, 2013 is $1,158 and $2,238, respectively. The cumulative incentive fee on PIK income included in management and performance-based incentive fee payable line of the Statement of Assets and Liabilities at September 30, 2014 and March 31, 2014 is $9,295 and $6,936, respectively.
The Company has also entered into an Administration Agreement with the Administrator under which the Administrator provides administrative services for the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred and requested to be reimbursed by the Administrator in performing its obligations under the Administration Agreement. These expenses include rent and the Company’s allocable portion of its chief financial officer, chief compliance officer, and their respective staffs. The Administrator will also provide, on our behalf, managerial assistance to those portfolio companies to which the Company is required to provide such assistance. For the three and six months ended September 30, 2014, the Company recognized expenses under the Administration Agreement of $1,525 and $2,958, respectively. For the three and six months ended September 30, 2013, the Company recognized expenses under the Administration Agreement of $1,109 and $2,206, respectively.

Merx Aviation Finance, LLC (“Merx”), a wholly-owned portfolio company of the Company, has also entered into an administration agreement (“Merx Administration Agreement”) with the Administrator under which the Administrator provides administrative services to Merx for an annual fee of $150. The fee received from Merx by the Company is included in expense reimbursements in the Statement of Operations. For the three and six months ended September 30, 2014, the Company recognized expense reimbursements of $75, respectively, under the Merx Administration Agreement. For the three and six months ended September 30, 2013, the Company did not recognize any expense reimbursements under the Merx Administration Agreement.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share amounts)

The Company has also entered into an expense reimbursement agreement with Merx Aviation Finance Assets Ireland Limited, a subsidiary of Merx that will reimburse the Company for reasonable out-of-pocket expenses incurred, including any interest, fees or other amounts incurred by the Company in connection with letters of credit issued on its behalf. For the three and six months ended September 30, 2014, the Company recognized expenses that were reimbursed under the expense reimbursement agreement of $21 and $41 respectively. For the three and six months ended September 30, 2013, the Company recognized expenses that were reimbursed under the expense reimbursement agreement of $8 and $8 respectively.
Note 4. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC 260-10, for the three and six months ended September 30, 2014 and September 30, 2013, respectively:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Earnings per share — basic Numerator for increase in net assets per share:	$41,967	$76,425	$106,603	$95,229
Denominator for basic weighted average shares:	236,741,351	224,741,351	236,741,351	218,890,805
Basic earnings per share:	$0.18	$0.34	$0.45	$0.43
Earnings per share — diluted (1) Numerator for increase in net assets per share:	$41,967	$76,425	$106,603	$95,229
Adjustment for interest on convertible notes and for incentive fees, net	2,524	2,548	5,068	5,103
Numerator for increase in net assets per share, as adjusted	$44,491	$78,973	$111,671	$100,332
Denominator for weighted average shares, as adjusted for dilutive effect of convertible notes:	251,289,451	239,289,451	251,289,451	233,438,905
Diluted earnings per share (2):	$0.18	$0.33	$0.44	$0.43

(1)
In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. For the three and six months ended September 30, 2014 and September 30, 2013, there was no anti-dilution.

(2)	Represents rounded numbers.
Note 5. Investments
AIC Credit Opportunity Fund LLC —
We owned all of the common member interests in AIC Credit Opportunity Fund LLC (“AIC Holdco”). AIC Holdco was formed for the purpose of holding various financed investments. AIC Holdco wholly owned three special purpose entities, each of which in 2008 acquired directly or indirectly an investment in a particular security from an unaffiliated entity that provided leverage for the investment as part of the sale. As of March 31, 2014, the three special purpose entities along with AIC Holdco were dissolved. Each of these transactions is described in more detail below together with summary financial statements.
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
As of September 30, 2014 and March 31, 2014, the consolidated AIC Holdco had no outstanding assets and liabilities. Below is summarized financial information for AIC Holdco for the six months ended September 30, 2013. There was no operating activity during the six months ended September 30, 2014.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share amounts)

Six Months Ended September 30, 2013
Net Operating Income
Apollo FDC(1)	$1,559
Apollo TXU(1)	692
Apollo Boots(1)	8
Other	4
Total Operating Income	$2,263
Net Realized Gain (Loss)
Apollo FDC	$9,634
Apollo TXU	(10,314)
Total Net Realized	$(680)
Net Change in Unrealized Loss
Apollo FDC	$(11,509)
Apollo TXU	8,936
Total Net Change in Unrealized Loss	$(2,573)
Net Income (Loss)(2)
Apollo FDC	$(316)
Apollo TXU	(686)
Apollo Boots	8
Other	4
Net Loss	$(990)
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

Merx Aviation Finance, LLC (formerly Merx Aviation Finance Holdings II, LLC)—
Merx Aviation Finance, LLC. and its subsidiaries ("Merx Aviation") are principally engaged in acquiring and leasing commercial aircraft to airlines. Its focus is on current generation aircraft, held either domestically or internationally. Merx Aviation may acquire fleets of aircraft through securitized, non-recourse debt or individual aircraft. Merx Aviation is not intended to compete with the numerous large lessors but rather to be complementary to them, providing them capital for various transactions. Merx Aviation also may outsource its aircraft servicing requirements to the large lessors that have the global staff necessary to complete such tasks.

Merx Aviation is considered a "significant subsidiary" under SEC Regulation S-X Rule 10-01(b)(1) for the six months ended September 30, 2014 and under Regulation S-X Rule 4-08(g) for the fiscal year ended March 31, 2014. Based on the S-X 10-01(b)(1) requirements, the summarized consolidated financial information of Merx Aviation is shown below:

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share amounts)

	September 30, 2014 (unaudited)	March 31, 2014
Assets
Cash	$5,782	$735
Dividend receivable and other assets	20,729	18,850
Aircraft held for lease, net of depreciation	29,588	33,963
Controlled aircraft interests	441,264	376,013
Total assets	$497,363	$429,561

Liabilities
Notes payable	$345,150	$295,190
Interest payable and other liabilities	4,585	2,703
Total liabilities	$349,735	$297,893

Member’s equity
Contributed equity	$152,082	$138,582
Accumulated deficit	(4,453)	(6,914)
Total member's equity	$147,629	$131,668

	Six Months Ended September 30, 2014 (unaudited)	Six Months Ended September 30, 2013 (unaudited)
Revenue
Lease rental revenue	$5,200	$3,510
Dividend income and other income	22,585	4,556
Total revenue	$27,785	$8,066

Expenses
Interest expense and other expenses	$22,153	$9,171
Depreciation expense	3,169	2,119
Total expenses	$25,322	$11,290

Net gain (loss) before taxes	$2,463	$(3,224)
Net gain (loss) after taxes	$2,461	$(3,224)

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share amounts)

Fair Value Measurement and Disclosures
At September 30, 2014, our investments, measured at fair value, were categorized as follows in the fair value hierarchy for ASC 820 purposes:

			Fair Value Measurement at Reporting Date Using:
Description	Cost	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Secured Debt	$2,310,512	$2,299,496	$—	$934,968	$1,364,528
Unsecured Debt	617,012	621,531	—	243,910	377,621
Structured Products and Other	305,724	317,378	—	—	317,378
Preferred Equity	127,909	108,678	—	—	108,678
Common Equity/Interests	296,845	307,372	—	72	307,300
Warrants	5,016	10,771	—	—	10,771
Total Investments	$3,663,018	$3,665,226	$—	$1,178,950	$2,486,276

At March 31, 2014, our investments that were measured at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

			Fair Value Measurement at Reporting Date Using:
Description	Cost	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Secured Debt	$1,919,871	$1,949,107	$—	$1,013,424	$935,683
Unsecured Debt	912,453	941,728	—	526,649	415,079
Structured Products and Other	204,864	208,901	—	—	208,901
Preferred Equity	115,020	93,062	—	—	93,062
Common Equity/Interests	297,532	274,699	—	—	274,699
Warrants	9,012	11,174	—	—	11,174
Total Investments	$3,458,752	$3,478,671	$—	$1,540,073	$1,938,598

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share amounts)

The following chart shows the components of change in our investments categorized as Level 3, for the three months ended September 30, 2014:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)*
	Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Beginning Balance, June 30, 2014	$1,194,516	$420,044	$275,604	$103,624	$301,805	$13,879	$2,309,472
Total realized gains included in earnings	185	—	—	—	1,936	9,713	11,834
Total change in unrealized gain (loss) included in earnings	544	(5,957)	5,353	2,941	6,076	888	9,845
Net amortization on investments	690	164	60	—	—	—	914
Purchases, including capitalized PIK	291,859	333	47,969	2,113	107	—	342,381
Sales	(107,707)	(36,963)	(11,608)	—	(2,624)	(13,709)	(172,611)
Transfers out of Level 3 (1)	(72,296)	—	—	—	—	—	(72,296)
Transfers into Level 3 (1)	56,737	—	—	—	—	—	56,737
Ending Balance, September 30, 2014	$1,364,528	$377,621	$317,378	$108,678	$307,300	$10,771	$2,486,276
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gain (loss) relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gain (loss) on investments in our Statement of Operations.	$(10,139)	$(4,718)	$6,284	$2,941	$6,265	$1,317	$1,950
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

(2)	Includes unfunded revolver obligations and letters of credit measured at fair value of $(5,607).

*	Pursuant to fair value measurement and disclosure guidance, the Company currently categorizes investments by class as shown above.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share amounts)

The following chart shows the components of change in our investments categorized as Level 3, for the six months ended September 30, 2014:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)*
	Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Beginning Balance, March 31, 2014	$935,683	$415,079	$208,901	$93,062	$274,699	$11,174	$1,938,598
Total realized gains (losses) included in earnings	703	(1,752)	(107)	—	(11,169)	9,713	(2,612)
Total change in unrealized gain (loss) included in earnings	2,261	(6,799)	7,617	2,727	33,288	3,593	42,687
Net amortization on investments	9,375	13,120	114	—	—	—	22,609
Purchases, including capitalized PIK	601,369	11,983	126,692	12,889	14,188	—	767,121
Sales	(184,711)	(74,360)	(25,839)	—	(3,661)	(13,709)	(302,280)
Transfers out of Level 3 (1)	(37,471)	—	—	—	(45)	—	(37,516)
Transfers into Level 3 (1)	37,319	20,350	—	—	—	—	57,669
Ending Balance, September 30, 2014	$1,364,528	$377,621	$317,378	$108,678	$307,300	$10,771	$2,486,276
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gain (loss) relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gain (loss) on investments in our Statement of Operations.	$(10,252)	$(6,481)	$9,273	$2,727	$37,429	$171	$32,867
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

(2)	Includes unfunded revolver obligations and letters of credit measured at fair value of $(5,607).

*	Pursuant to fair value measurement and disclosure guidance, the Company currently categorizes investments by class as shown above.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share amounts)

The following chart shows the components of change in our investments categorized as Level 3, for the three months ended September 30, 2013:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)*
	Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Beginning Balance, June 30, 2013	$671,491	$490,810	$182,362	$12,794	$196,462	$12,433	$1,566,352
Total realized gains or losses included in earnings	805	(4,094)	(12,746)	—	—	—	(16,035)
Total change in unrealized gain (loss) included in earnings	8,509	1,701	13,720	257	10,894	1,290	36,371
Net amortization on investments	(549)	398	92	—	—	—	(59)
Purchases, including capitalized PIK	145,600	3,114	38,051	100	7,787	—	194,652
Sales	(86,276)	(97,271)	(51,518)	—	(2,388)	—	(237,453)
Transfers out of Level 3 (1)	(120,206)	(17,638)	—	—	—	—	(137,844)
Transfers into Level 3 (1)	—	—	10,492	—	—	—	10,492
Ending Balance, September 30, 2013	$619,374	$377,020	$180,453	$13,151	$212,755	$13,723	$1,416,476
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gain (loss) relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gain (loss) on investments in our Statement of Operations	$11,906	$5,937	$(1,283)	$257	$10,435	$(1,373)	$25,879
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share amounts)

The following chart shows the components of change in our investments categorized as Level 3, for the six months ended September 30, 2013:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)*
	Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Beginning Balance, March 31, 2013	$640,809	$631,047	$185,995	$11,550	$162,580	$9,273	$1,641,254
Total realized gains or losses included in earnings	(22,284)	(43,219)	(4,781)	—	—	—	(70,284)
Total change in unrealized gain (loss) included in earnings	25,811	37,937	(3,271)	1,403	20,332	(1,778)	80,434
Net amortization on investments	170	1,043	147	—	—	—	1,360
Purchases, including capitalized PIK	347,940	80,562	99,282	198	36,227	6,228	570,437
Sales	(265,451)	(192,011)	(68,683)	—	(6,384)	—	(532,529)
Transfers out of Level 3 (1)	(176,152)	(138,339)	(38,728)	—	—	—	(353,219)
Transfers into Level 3 (1)	68,531	—	10,492	—	—	—	79,023
Ending Balance, September 30, 2013	$619,374	$377,020	$180,453	$13,151	$212,755	$13,723	$1,416,476
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gain (loss) relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gain (loss) on investments in our Statement of Operations	$9,208	$4,568	$(1,014)	$1,403	$17,996	$(1,778)	$30,383
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share amounts)

The following tables summarizes the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 3 as of September 30, 2014 and March 31, 2014. In addition to the techniques and inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of September 30, 2014	Valuation Techniques/ Methodologies	Unobservable Input	Range		Weighted Average
Secured Debt	$714,078	Yield Analysis	Discount Rate	7.0%	19.5%	12.5%
	334,084	Discounted Cash Flow	Discount Rate	12.0%	12.0%	12.0%
	50,960	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	265,406	Broker Quoted	Broker Quote	N/A	N/A	N/A
Unsecured Debt	357,271	Yield Analysis	Discount Rate	9.8%	17.8%	11.0%
	20,350	Broker Quoted	Broker Quote	N/A	N/A	N/A
Structured Products and Other	33,253	Yield Analysis	Discount Rate	11.2%	15.0%	11.5%
	261,430	Discounted Cash Flow	Discount Rate	10.5%	13.0%	11.9%
	22,695	Broker Quoted	Broker Quote	N/A	N/A	N/A
Preferred Equity	31,545	Yield Analysis	Discount Rate	12.7%	17.6%	14.1%
	77,133	Market Comparable Approach	Comparable Multiple	2.1x	10.0x	7.1x
Common Equity/Interests	3,156	Yield Analysis	Discount Rate	20.0%	30.0%	25.0%
	162,384	Discounted Cash Flow	Discount Rate	12.7%	12.7%	12.7%
	6,423	Other	Illiquidity/Restrictive discount	7.0%	7.0%	7.0%
	135,337	Market Comparable Approach	Comparable Multiple	2.1x	12.2x	8.3x
Warrants	4,646	Recent Transaction	Recent Transaction	8.2x	8.2x	8.2x
	814	Other	Illiquidity/Restrictive discount	20.0%	20.0%	20.0%
	5,311	Market Comparable Approach	Comparable Multiple	5.3x	13.5x	12.3x
Total	$2,486,276
N/A – Not applicable

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share amounts)

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of March 31, 2014	Valuation Techniques/ Methodologies	Unobservable Input	Range		Weighted Average
Secured Debt	$714,999	Yield Analysis	Discount Rate	8.2%	27.3%	13.2%
	26,370	Recent Transactions	Recent Transactions	N/A	N/A	N/A
	194,313	Broker Quoted	Broker Quote	N/A	N/A	N/A
Unsecured Debt	395,630	Yield Analysis	Discount Rate	9.3%	45.0%	11.7%
	19,450	Broker Quoted	Broker Quote	N/A	N/A	N/A
Structured Products and Other	30,158	Yield Analysis	Discount Rate	11.6%	15.0%	12.3%
	146,970	Discounted Cash Flow	Discount Rate	10.0%	15.5%	13.9%
	1,097	Recent Transactions	Recent Transactions	N/A	N/A	N/A
	30,675	Broker Quoted	Broker Quote	N/A	N/A	N/A
Preferred Equity	70,442	Market Comparable Approach	Comparable Multiple	2.0x	10.0x	7.1x
	22,620	Yield Analysis	Discount Rate	12.3%	12.3%	12.3%
Common Equity/Interests	125,608	Market Comparable Approach	Comparable Multiple	2.0x	12.0x	8.1x
	17	Net Asset Value	Underlying Assets/Liabilities	N/A	N/A	N/A
	142,117	Yield Analysis	Discount Rate	13.1%	30.0%	13.2%
	6,958	Other	Illiquidity/Restrictive discount	7.0%	7.0%	7.0%
Warrants	4,707	Market Comparable Approach	Comparable Multiple	5.3x	6.0x	6.0x
	1,398	Other	Illiquidity/ Restrictive discount	20.0%	20.0%	20.0%
	5,069	Recent Transactions	Recent Transactions	N/A	N/A	N/A
Total	$1,938,598
N/A – Not applicable
____________________
The significant unobservable inputs used in the fair value measurement of the Company’s debt and equity securities are primarily earnings before interest, taxes, depreciation and amortization (“EBITDA”), comparable multiples, and market discount rates. The Company typically uses EBITDA comparable multiples on its equity securities to determine the fair value of investments. The Company uses market discount rates for debt securities to determine if the effective yield on a debt security is commensurate with the market yields for that type of debt security. If a debt security’s effective yield is significantly less than the market yield for a similar debt security with a similar credit profile, then the resulting fair value of the debt security may be lower. Significant increases or decreases in either of these inputs in isolation would result in a significantly lower or higher fair value measurement. The significant unobservable inputs used in the fair value measurement of the structured products include the discount rate applied in the valuation models in addition to default and recovery rates applied to projected cash flows in the valuation models. Specifically, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. Increases in the discount rate can significantly lower the fair value of an investment; conversely, decreases in the discount rate can significantly increase the fair value of an investment. The discount rate is determined based on the market rates an investor would expect for a similar investment with similar risks.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share amounts)

PIK Interest and Dividends
The Company holds loans and investments, including certain preferred equity investments, that may have contractual PIK interest or dividends. PIK interest and dividends computed at the contractual rate are accrued into income and reflected as receivable up to the capitalization date.
PIK income for the three and six months ended September 30, 2014 and September 30, 2013 is summarized below.

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
PIK income for the period	$7,798	$6,600	$14,625	$13,029
Capitalized PIK income for the three and six months ended September 30, 2014 and September 30, 2013 is summarized below:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
PIK balance at beginning of period	$69,730	$56,912	$58,185	$45,658
Gross PIK income capitalized	5,513	4,791	17,058	16,889
Adjustments due to investment exits	—	—	—	(26)
PIK income received in cash	(1,635)	(6,711)	(1,635)	(7,529)
PIK balance at end of period	$73,608	$54,992	$73,608	$54,992

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

As of September 30, 2014, we did not hold any derivative investments and during the three and six months ended September 30, 2014, we did not enter into any derivative transactions. The table below summarizes the effect of derivative instruments on our Statement of Operations for the three and six months ended September 30, 2013:

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

Credit Risk-Related Contingent Features

The use of derivatives creates exposure to counterparty credit risk that may result in potential losses in the event that the counterparties to these instruments fail to perform their obligations under the agreements governing such derivatives. The Company seeks to minimize this risk by limiting the Company’s counterparties to major financial institutions with acceptable credit ratings and monitoring positions with individual counterparties. In addition, the Company may be required under the terms of its derivatives agreements to pledge assets as collateral to secure its obligations under the derivatives. The amount of collateral varies over time based on the fair value, notional amount, and remaining term of the derivatives and may exceed the amount owed by the Company on a fair value basis. In the event of a default by a counterparty, the Company would be an unsecured creditor to the extent of any such overcollateralization. At September 30, 2014, there is no cash pledged as collateral.

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
Note 6. Foreign Currency Transactions and Translations
The Company had the following outstanding non-US borrowings on its Senior Secured Facility (as defined in note 9) at September 30, 2014 and March 31, 2014.

	As of September 30, 2014
Foreign Currency	Local Currency	Original Borrowing Cost	Current Value	Reset Date	Unrealized Gain/(Loss)
British Pounds	£24,100	$38,787	$39,070	10/31/2014	$(283)
Euros	€9,500	12,680	12,001	10/29/2014	679
Euros	€20,700	27,819	26,149	10/31/2014	1,670
Canadian Dollars	CAD 65,100	60,245	58,252	10/29/2014	1,993
		$139,531	$135,472		$4,059

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
Note 7. Cash Equivalents
There were no cash equivalents held as of September 30, 2014 and March 31, 2014.
Note 8. Financial Highlights
The following is a schedule of financial highlights for the six months ended September 30, 2014 and the fiscal year ended March 31, 2014:

	Six Months Ended September 30, 2014 (unaudited)	Fiscal Year Ended March 31, 2014
Per Share Data:
Net asset value, beginning of period	$8.67	$8.27
Net investment income (1)	0.50	0.91
Net realized and unrealized gain (loss)	(0.05)	0.30
Net increase in net assets resulting from operations (2)	0.45	1.20
Dividends to stockholders from income (3)	(0.40)	(0.80)
Dividends to stockholders from return of capital (3)	—	—
Effect of dilution	—	—
Offering costs (4)	—	—
Net asset value at end of period	$8.72	$8.67
Per share market value at end of period	$8.17	$8.31
Total return (5)	3.0%	9.4%
Shares outstanding at end of period	236,741,351	236,741,351
Ratio/Supplemental Data:
Net assets at end of period (in millions)	$2,063.5	$2,051.6
Ratio of net investment income to average net assets (7)	11.54%	10.85%
Ratio of operating expenses to average net assets (6) (7)	6.24%	6.01%
Ratio of interest and other debt expenses to average net assets (7)	3.66%	3.70%
Ratio of net expenses to average net assets (6) (7)	9.90%	9.71%
Average debt outstanding	$1,545,092	$1,238,940
Average debt per share	$6.53	$5.56
Portfolio turnover ratio (7)	58.4%	75.9%

(1)	Per share net investment income is based on the average shares outstanding

(2)	For fiscal year ended March 31, 2014, the net increase in net assets resulting from operations represents rounded numbers.

(3)
Dividends and distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. Per share amounts reflect total dividends paid divided by average shares for the respective periods.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share amounts)

(4)	Offering costs per share represent less than one cent per average share for the six months ended September 30, 2014 and fiscal year ended March 31, 2014.

(5)
Total return is based on the change in market price per share during the respective periods. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.

(6)
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown inclusive of all voluntary management and incentive fee waivers (see note 3). For the six months ended September 30, 2014, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 7.03% and 10.69%, respectively, without the voluntary fee waivers. For the fiscal year ended March 31, 2014, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 6.66% and 10.36%, respectively, without the voluntary fee waivers.

(7)	Annualized

 Information about our senior securities is shown in the following table as of each year ended March 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Estimated Market Value
Senior Secured Facility
Fiscal 2015 (through September 30, 2014)	$807,472	$1,181	—	$800,583	(4)
Fiscal 2014	602,261	1,095	—	602,983	(4)
Fiscal 2013	536,067	1,137	—	551,097
Fiscal 2012	539,337	1,427	—	N/A
Fiscal 2011	628,443	1,707	—	N/A
Fiscal 2010	1,060,616	2,671	—	N/A
Fiscal 2009	1,057,601	2,320	—	N/A
Fiscal 2008	1,639,122	2,158	—	N/A
Fiscal 2007	492,312	4,757	—	N/A
Fiscal 2006	323,852	4,798	—	N/A
Fiscal 2005	—	—	—	N/A
Senior Secured Notes
Fiscal 2015 (through September 30, 2014)	$270,000	$395	—	$275,871	(4)
Fiscal 2014	270,000	491	—	280,067	(4)
Fiscal 2013	270,000	572	—	282,173
Fiscal 2012	270,000	714	—	N/A
Fiscal 2011	225,000	611	—	N/A
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
Fiscal 2005	—	—	—	N/A
2042 Notes
Fiscal 2015 (through September 30, 2014)	$150,000	$219	—	$147,420	(5)
Fiscal 2014	150,000	273	—	145,680	(5)
Fiscal 2013	150,000	318	—	148,920

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share amounts)

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Estimated Market Value
Fiscal 2012	—	—	—	N/A
Fiscal 2011	—	—	—	N/A
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
Fiscal 2005	—	—	—	N/A
2043 Notes
Fiscal 2015 (through September 30, 2014)	$150,000	$219	—	$132,570	(5)
Fiscal 2014	150,000	273	—	128,250	(5)
Fiscal 2013	—	—	—	N/A
Fiscal 2012	—	—	—	N/A
Fiscal 2011	—	—	—	N/A
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
Fiscal 2005	—	—	—	N/A
Convertible Notes
Fiscal 2015 (through September 30, 2014)	$200,000	$293	—	$207,500	(5)
Fiscal 2014	200,000	364	—	212,734	(5)
Fiscal 2013	200,000	424	—	212,000
Fiscal 2012	200,000	529	—	N/A
Fiscal 2011	200,000	544	—	N/A
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
Fiscal 2005	—	—	—	N/A
Total Debt Securities
Fiscal 2015 (through September 30, 2014)	$1,577,472	$2,307	$—	$1,563,944
Fiscal 2014	1,372,261	2,496	—	1,369,714
Fiscal 2013	1,156,067	2,451	—	1,194,190
Fiscal 2012	1,009,337	2,670	—	N/A
Fiscal 2011	1,053,443	2,862	—	N/A
Fiscal 2010	1,060,616	2,671	—	N/A
Fiscal 2009	1,057,601	2,320	—	N/A
Fiscal 2008	1,639,122	2,158	—	N/A
Fiscal 2007	492,312	4,757	—	N/A
Fiscal 2006	323,852	4,798	—	N/A
Fiscal 2005	—	—	—	N/A

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

(4)
The fair value of these debt obligations are categorized as Level 3 under ASC 820 as of September 30, 2014 and March 31, 2014. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.

(5)
The fair value of these debt obligations are categorized as Level 1 under ASC 820 as of September 30, 2014 and March 31, 2014. The valuation is based on quoted prices of identical liabilities in active markets.

Note 9. Debt
The Company’s outstanding debt obligations as of September 30, 2014 were as follows:

	September 30, 2014
	Date Issued / Amended	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Final Maturity Date
Senior Secured Facility	2013	$1,270,000	$807,472	8/31/2018
Senior Secured Notes	2010	225,000	225,000	10/4/2015
Senior Secured Notes (Series A)	2011	29,000	29,000	9/26/2016
Senior Secured Notes (Series B)	2011	16,000	16,000	9/29/2018
2042 Notes	2012	150,000	150,000	10/15/2042
2043 Notes	2013	150,000	150,000	7/15/2043
Convertible Notes	2011	200,000	200,000	1/15/2016
Total Debt Obligations		$2,040,000	$1,577,472
Senior Secured Facility
On September 13, 2013, the Company amended and restated its senior secured, multi-currency, revolving credit facility (the “Senior Secured Facility”). The amendment increased the lenders’ commitments total to approximately $1,250,000, extended the final maturity date to through August 31, 2018, and allowed the Company to seek additional commitments from new and existing lenders in the future, up to an aggregate facility size not to exceed $1,710,000. On April 16, 2014, the Company obtained an additional commitment from a new lender, increasing the size of the Senior Secured Facility to $1,270,000. The Senior Secured Facility is secured by substantially all of the assets in Apollo Investment’s portfolio, including cash and cash equivalents. Commencing September 30, 2017, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the Senior Secured Facility as of August 31, 2017. Pricing for Alternate Base Rate (ABR) borrowings is 100 basis points over the applicable Prime Rate and pricing for eurocurrency borrowings is 200 basis points over the LIBOR Rate. The Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Senior Secured Facility and a letter of credit participation fee of 2.00% per annum plus a letter of credit fronting fee of 0.25% per annum on the letters of credit issued. The Senior Secured Facility contains affirmative and restrictive covenants, including: (a) periodic financial reporting requirements, (b) maintaining minimum stockholders’ equity of the greater of (i) 40% of the total assets of Apollo Investment and its consolidated subsidiaries as at the last day of any fiscal quarter and (ii) the sum of (A) $845,000 plus (B) 25% of the net proceeds from the sale of equity interests in Apollo Investment after the closing date of the Senior Secured Facility, (c) maintaining a ratio of total assets, less total liabilities (other than indebtedness) to total indebtedness, in each case of Apollo Investment and its consolidated subsidiaries, of not less than 2.0:1.0, (d) limitations on the incurrence of additional indebtedness, including a

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share amounts)

requirement to meet a certain minimum liquidity threshold before Apollo Investment can incur such additional debt, (e) limitations on liens, (f) limitations on investments (other than in the ordinary course of Apollo Investment’s business), (g) limitations on mergers and disposition of assets (other than in the normal course of Apollo Investment’s business activities), (h) limitations on the creation or existence of agreements that permit liens on properties of Apollo Investment’s consolidated subsidiaries and (i) limitations on the repurchase or redemption of certain unsecured debt and debt securities. In addition to the asset coverage ratio described in clause (c) of the preceding sentence, borrowings under the Senior Secured Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in Apollo Investment’s portfolio.
The Senior Secured Facility also provides for the issuance of letters of credit for up to an aggregate amount of $125,000. As of September 30, 2014 and March 31, 2014, the Company had $25,246 and $15,746, respectively, in standby letters of credit issued through the Senior Secured Facility. The amount available for borrowing under the Senior Secured Facility is reduced by any standby letters of credit issued. Under GAAP, these letters of credit are considered commitments, not liabilities, since no funding has been made. These letters of credit are not considered senior securities because they are not in the form of a typical financial guarantee and the portfolio companies are obligated to refund any drawn amounts. The available remaining capacity under the Senior Secured Facility was $437,281 at September 30, 2014. Terms used in this paragraph have the meanings set forth in the Senior Secured Facility.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share amounts)

Convertible Notes
On January 25, 2011, the Company closed a private offering of $200,000 aggregate principal amount of senior unsecured convertible notes (the “Convertible Notes”). The Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Convertible Notes bear interest at an annual rate of 5.75%, payable semi-annually in arrears on January 15 and July 15 of each year, commencing on July 15, 2011. The Convertible Notes will mature on January 15, 2016 unless earlier converted or repurchased at the holder’s option. Prior to December 15, 2015, the Convertible Notes will be convertible only upon certain corporate reorganizations, dilutive recapitalizations or dividends, or if, during specified periods our shares trade at more than 130% of the then applicable conversion price or the Convertible Notes trade at less than 97% of their conversion value and, thereafter, at any time. The Convertible Notes will be convertible by the holders into shares of common stock, initially at a conversion rate of 72.7405 shares of the Company’s common stock per $1 principal amount of Convertible Notes (14,548,100 common shares) corresponding to an initial conversion price per share of approximately $13.75, which represents a premium of 17.5% to the $11.70 per share closing price of the Company’s common stock on The NASDAQ Global Select Market on January 19, 2011. The conversion rate will be subject to adjustment upon certain events, such as stock splits and combinations, mergers, spin-offs, increases in dividends in excess of $0.28 per share per quarter and certain changes in control. Certain of these adjustments, including adjustments for increases in dividends, are subject to a conversion price floor of $11.70 per share. The Convertible Notes are senior unsecured obligations and rank senior in right of payment to our existing and future indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities. As more fully reflected in note 4, the issuance is to be considered as part of the if-converted method for calculation of diluted EPS.
The following chart summarizes the components of average outstanding debt, maximum amount of debt outstanding, and the annualized interest cost, including commitment fees, for the three and six months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Six Months Ended September 30, 2014	Six Months Ended September 30, 2013
Average outstanding debt balance	$1,537,993	$1,153,033	$1,545,092	$1,167,202
Maximum amount of debt outstanding	1,686,196	1,310,810	1,686,196	1,353,063

Weighted average annualized interest cost, including commitment fees, but excluding debt issuance costs (1)	4.49%	5.31%	4.43%	5.03%
Annualized amortized debt issuance cost	0.43%	0.69%	0.43%	0.65%
Total annualized interest cost	4.92%	6.00%	4.86%	5.68%
_________________

(1)
Commitment fees for the three and six months ended September 30, 2014 were $456 and $897, respectively. Commitment fees for the three and six months ended September 30, 2013 were $745 and $1,328, respectively.

As of September 30, 2014, the Company is in compliance with all debt covenants.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share amounts)

Note 10. Public Offerings
There were no offerings for the period ended September 30, 2014. The following table summarizes the total shares issued and proceeds received in public offerings of the Company's common stock net of underwriting discounts and offering costs for the periods ended September 30, 2014 and March 31, 2014:

2014	Shares Issued	Offering Price per Share	Proceeds net of underwriting discounts and offering costs
May 2013 public offering	21,850,000	$8.60	$181,819
February 2014 public offering	12,000,000	8.69	103,724
Total for the fiscal year ended March 31, 2014	33,850,000		$285,543
The Company used the net proceeds from the public offerings during fiscal year ended March 31, 2014 to repay outstanding debt.
AIM has agreed to waive the base management and incentive fees associated with the incremental shares issued on the May 20, 2013 offering through March 31, 2015.

On September 12, 2014, the Company announced an At the Market (“ATM”) program through which the Company can sell up to 16 million shares of its common stock from time to time. As of September 30, 2014, no shares had been sold through the Company’s ATM program.
Note 11. Commitments and Contingencies
As of September 30, 2014 and March 31, 2014, the Company’s unfunded commitments and contingencies were as follows:

	As of September 30, 2014	As of March 31, 2014
Unfunded revolver obligations and bridge loans commitments (1) (2)	$321,777	$408,554
Unfunded delayed draw commitments on senior loans to portfolio companies	128,321	138,680
Unfunded delayed draw commitments on senior loans to portfolio companies (performance thresholds not met) (3)	13,514	48,923
Standby letters of credit issued for certain portfolio companies for which the Company and portfolio companies are liable	26,305	16,379
_________________

(1)
Included in this amount is $65,916 and $114,066 of the unfunded revolver commitment for Merx Aviation Finance, LLC (formerly Merx Aviation Finance Holdings II, LLC) as of September 30, 2014 and March 31, 2014, respectively.

(2)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of September 30, 2014, subject to the terms of each loan’s respective credit agreements.

(3)	The borrower is required to meet certain performance thresholds before the Company is obligated to fulfill the commitments and those performance thresholds were not met as of September 30, 2014.
AIC’s commitments are subject to the consummation of the underlying corporate transactions and conditional upon receipt of all necessary stockholder, regulatory and other applicable approvals.
Note 12. Subsequent Events
On November 4, 2014, the Board of Directors declared a dividend of $0.20 per share for the second fiscal quarter of 2015, payable on January 5, 2015 to stockholders of record as of December 19, 2014.

On October 30, 2014, the Company entered into a note purchase agreement with a financial institution, providing for a private placement issuance of $150,000 in aggregate principal amount of a ten-year unsecured note with an annual fixed interest rate of 5.25% and a maturity date of October 30, 2024.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Apollo Investment Corporation:

We have reviewed the accompanying statement of assets and liabilities of Apollo Investment Corporation (the “Company”), including the schedule of investments, as of September 30, 2014, and the related statement of operations for the three and six month periods ended September 30, 2014 and September 30, 2013, and the statements of cash flows and of changes in net assets for the six month periods ended September 30, 2014 and September 30, 2013. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities, including the schedule of investments, as of March 31, 2014, and the related statements of operations, of changes in net assets and of cash flows for the year then ended (not presented herein), and in our report dated May 20, 2014, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of assets and liabilities information, including schedule of investments, as of March 31, 2014 is fairly stated in all material respects in relation to the statement of assets and liabilities from which it has been derived.

/s/  PricewaterhouseCoopers LLP
New York, New York
November 6, 2014

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
OVERVIEW
Apollo Investment was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a BDC under the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a RIC under Subchapter M of the Code. Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. Apollo Investment commenced operations on April 8, 2004 upon completion of its initial public offering that raised $870 million in net proceeds from selling 62 million shares of its common stock at a price of $15.00 per share. Since then, and through September 30, 2014, we have raised approximately $2.21 billion in net proceeds from additional offerings of common stock.
Investments
Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment, and the competitive environment for the types of investments we make. As a business development company, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions).
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
Expenses
For all investment professionals of the investment adviser and their staff, when and to the extent engaged in providing investment advisory and management services to us, the compensation and routine overhead expenses of that personnel which is allocable to those services are provided and paid for by AIM. We bear all other costs and expenses of our operations and transactions, including those relating to:

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

•
all other expenses incurred by us or the Administrator in connection with administering our business, such as our allocable portion of overhead under the Administration Agreement, including rent and our allocable portion of the cost of our chief financial officer, chief compliance officer, and their respective staffs.

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

Portfolio and Investment Activity
Our portfolio and investment activity during the three months ended September 30, 2014 and 2013 is as follows:

(amounts in millions)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Investment made in portfolio companies (1)	$581	$411
Investments sold	(229)	(284)
Net activity before repaid investments	352	127
Investments repaid	(330)	(186)
Net investment activity	$22	$(59)

Portfolio companies, at beginning of period	117	94
Number of new portfolio companies	15	12
Number of exited companies	(19)	(13)
Portfolio companies, at end of period	113	93

Number of investments in existing portfolio companies	18	18
_________________

(1)	Investments were primarily made through a combination of primary and secondary debt investments.
Our portfolio composition and weighted average yields at September 30, 2014 and at March 31, 2014 are as follows:

	September 30, 2014		March 31, 2014
Portfolio composition, measured at fair value:
Secured debt	63%		56%
Unsecured debt	17%		27%
Structured products and other (1)	9%		6%
Common equity, preferred equity and warrants	11%		11%
Weighted average yields, at current cost basis, exclusive of securities on non-accrual status (2):
Secured debt portfolio	10.9%		10.8%
Unsecured debt portfolio	11.1%		11.5%
Total debt portfolio	11.0%		11.1%
Income-bearing investment portfolio composition, measured at fair value:
Fixed rate amount	$1.6	billion	$1.7	billion
Floating rate amount	$1.5	billion	$1.3	billion
Fixed rate %	51%		58%
Floating rate %	49%		42%
Income-bearing investment portfolio composition, measured at cost:
Fixed rate amount	$1.7	billion	$1.7	billion
Floating rate amount	$1.5	billion	$1.2	billion
Fixed rate %	52%		58%
Floating rate %	48%		42%
_________________

(1)
Structured products and other such as collateralized loan obligations (“CLOs”) and credit-linked notes (“CLNs”) are typically a form of securitization in which the cash flows from a portfolio of loans are pooled and passed on to different classes of debt and residual interest in order of seniority.

(2)	An investor's yield may be lower than the portfolio yield due to sales loads and other expenses.

Since the initial public offering of Apollo Investment in April 2004 and through September 30, 2014, invested capital totaled $14.4 billion in 329 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 100 different financial sponsors.
CRITICAL ACCOUNTING POLICIES
Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ materially. In addition to the discussion below, our critical accounting policies are further described in the notes to the financial statements.
Fair Value Measurements
Under procedures established by our board of directors, we value investments, including certain secured debt, unsecured debt, and other debt securities with maturities greater than 60 days, for which market quotations are readily available at such market quotations (unless they are deemed not to represent fair value). We attempt to obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker or a primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. If and when market quotations are deemed not to represent fair value, we typically utilize independent third party valuation firms to assist us in determining fair value. Accordingly, such investments go through our multi-step valuation process as described below. In each case, our independent valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations for such investments. Debt investments with remaining maturities of 60 days or less may each be valued at cost with interest accrued or discount amortized to the date of maturity, unless such valuation, in the judgment of our investment adviser, does not represent fair value. In this case, such investments shall be valued at fair value as determined in good faith by or under the direction of our board of directors, using market quotations where available. Investments that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of our board of directors. Such determination of fair values may involve subjective judgments and estimates.
With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, our board of directors has approved a multi-step valuation process each quarter, as described below:
(1) our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of our investment adviser who is responsible for the portfolio investment;
(2) preliminary valuation conclusions are then documented and discussed with senior management of our investment adviser;
(3) independent valuation firms are engaged by our board of directors to conduct independent appraisals by reviewing our investment adviser’s preliminary valuations and then making their own independent assessment;
(4) the audit committee of the board of directors reviews the preliminary valuation of our investment adviser and the valuation prepared by the independent valuation firm and responds to the valuation recommendation of the independent valuation firm to reflect any comments; and
(5) the board of directors discusses valuations and determines in good faith the fair value of each investment in our portfolio based on the input of our investment adviser, the applicable independent valuation firm, third party pricing services, and the audit committee.
Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity), and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered in the valuation process of independent valuation firms. As of September 30, 2014, there was no change to the Company’s valuation techniques and related inputs considered in the valuation process.
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
In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. Of the Company's investments at September 30, 2014, $2.5 billion or 68% of the Company's investments were classified as Level 3.

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

Loan origination fees, original issue discount, and market discounts are capitalized and amortized into income using the interest method or straight-line, as applicable. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and other investments as interest income when we receive such amounts. Other income generally includes administrative fee, bridge fees, and structuring fees, which are recorded when earned.

The Company records as dividend income the accretable yield from its beneficial interests in structured products such as CLOs based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. Such assumptions include the rate and timing of principal and interest receipts (which may be subject to prepayments and defaults) of the underlying pool of assets. These assumptions are updated on at least a quarterly basis to reflect changes related to a particular security, actual historical data, and market changes. Structured products typically have an underlying pool of assets and payments on structured product investments that are and will be payable solely from the cash flows from such assets. As such any unforeseen event in these underlying pool of assets might impact the expected recovery and future accrual of income.

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
Recent Account Pronouncements
In June 2013, the FASB issued guidance to change the assessment of whether an entity is an investment company by developing a new two-tiered approach that requires an entity to possess certain fundamental characteristics while allowing judgment in assessing certain typical characteristics. The fundamental characteristics that an investment company is required to have include the following: (1) it obtains funds from one or more investors and provides the investor(s) with investment management services; (2) it commits to its investor(s) that its business purpose and only substantive activities are investing the funds solely for returns from capital appreciation, investment income or both; and (3) it does not obtain returns or benefits from an investee or its affiliates that are not normally attributable to ownership interests. The typical characteristics of an investment company that an entity should consider before concluding whether it is an investment company include the following: (1) it has more than one investment; (2) it has more than one investor; (3) it has investors that are not related parties of the parent or the investment manager; (4) it has ownership interests in the form of equity or partnership interests; and (5) it manages substantially all of its investments on a fair value basis. The new approach requires an entity to assess all of the characteristics of an investment company and consider its purpose and design to determine whether it is an investment company. The guidance includes disclosure requirements about an entity’s status as an investment company and financial support provided or contractually required to be provided by an investment company to its investees. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2013. This guidance did not have a material impact on the Company's financial statements.

In May 2014, the FASB issued guidance to establish a comprehensive and converged standard on revenue recognition to enable financial statement users to better understand and consistently analyze an entity’s revenue across industries, transactions, and geographies. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance also specifies the accounting for certain costs to obtain or fulfill a contract with a customer. The new guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. Qualitative and quantitative information is required to be disclosed about: (1) contracts with customers, (2) significant judgments and changes in judgments, and (3) assets recognized from costs to obtain or fulfill a contract. The new guidance will apply to all entities. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016. Early application is not permitted. The Company is in the process of evaluating the impact that this guidance will have on its financial statements.

RESULTS OF OPERATIONS
Operating results for the three and six months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Investment income
Interest	$107,221	$85,921	$200,844	$167,094
Dividends	7,294	5,532	13,889	16,518
Other	4,395	2,255	6,757	6,768
Total investment income	$118,910	$93,708	$221,490	$190,380
Expenses
Base management fees and performance-based incentive fees, net of amounts waived	$(30,230)	$(23,575)	$(56,656)	$(48,808)
Interest and other debt expenses, net of expense reimbursements	(18,925)	(17,464)	(37,807)	(33,308)
Administrative services expenses, net of expense reimbursements	(1,450)	(1,109)	(2,883)	(2,206)
Other general and administrative expenses	(2,617)	(1,974)	(4,904)	(4,105)
Net expenses	(53,222)	(44,122)	(102,250)	(88,427)
Net investment income	$65,688	$49,586	$119,240	$101,953
Realized and unrealized gain (loss) on investments, cash equivalents, derivatives and foreign currencies
Net realized gain (loss)	$11,594	$(17,273)	$(1,739)	$(113,208)
Net change in unrealized gain (loss)	(35,315)	44,112	(10,898)	106,484
Net realized and unrealized gain (loss) from investments, cash equivalents, derivatives and foreign currencies	(23,721)	26,839	(12,637)	(6,724)
Net increase in net assets resulting from operations	$41,967	$76,425	$106,603	$95,229

Net investment income per share on per average share basis	$0.28	$0.22	$0.50	$0.47
Earnings per share - basic	$0.18	$0.34	$0.45	$0.43
Earnings per share - diluted	$0.18	$0.33	$0.44	$0.43

Total Investment Income
For the three months ended September 30, 2014 as compared to the three months ended September 30, 2013
The increase in total investment income for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was due to an increase in the investment portfolio size, which increased to an average cost of $3.63 billion for the three months ended September 30, 2014 from an average cost of $3.12 billion for the three months ended September 30, 2013. The increase in total investment income was also due to an increase in prepayment fees and an acceleration of original issue discount on repaid investments, which totaled approximately $21.9 million and $9.0 million for the three months ended September 30, 2014 and September 30, 2013, respectively. The increase in interest income was partially offset by a decrease in yield on debt investments (11.0% as of September 30, 2014 and 11.3% as of September 30, 2013). Dividend income increased due to purchases of preferred equity investments (Playpower Holdings, Inc. and Crowley Holdings) after the period ended September 30, 2013. Other income during the three months ended September 30, 2014 was higher due to increased structuring fees and bridge fees.
For the six months ended September 30, 2014 as compared to the six months ended September 30, 2013
The increase in total investment income for the six months ended September 30, 2014 compared to the six months ended September 30, 2013 was due to an increase in the investment portfolio size, which increased to an average cost of $3.56 billion for the six months ended September 30, 2014 from an average cost of $3.05 billion for the six months ended September 30, 2013. The increase in investment income is also due to an increase in prepayment fees and an acceleration of original issue discount on repaid investments, which totaled approximately $28.0 million and $16.9 million for the six months ended September 30, 2014 and September 30, 2013, respectively. The increase in interest income was partially offset by a decrease in yield on debt investments

(11.0% as of September 30, 2014 and 11.3% as of September 30, 2013). Dividend income decreased due to the exit of multiple structured products and other investments after September 30, 2013 and a one time dividend payment from RC Coinvestment, LLC during the six months ended September 30, 2013. The decrease in dividend income was offset by new purchases of preferred equity investments (Playpower Holdings, Inc. and Crowley Holdings) after the period ended September 30, 2013.

Net Expenses
For the three months ended September 30, 2014 as compared to three months ended September 30, 2013
The increase in expenses for the three months ended September 30, 2014 compared to three months ended September 30, 2013 was primarily driven by an increase of $1.5 million in interest and other debt expenses and an increase of $6.7 million in management and performance-based incentive fees (net of amounts waived). Interest and other debt costs were higher due to a higher average debt outstanding balance, which increased to $1.54 billion during the three months ended September 30, 2014 from $1.15 billion during the three months ended September 30, 2013. Average debt outstanding increased primarily as a result of an increase to an average portfolio cost of $3.63 billion for the three months ended September 30, 2014 from an average cost of $3.12 billion for the three months ended September 30, 2013. The increase was offset by a decrease in total annualized cost of debt to 4.92% for the three months ended September 30, 2014 from 6.00% for the three months ended September 30, 2013. The decrease in cost of debt is due to the September 2013 credit facility amendment which resulted in a decrease in pricing for revolving credit facility borrowings by 25 basis points. Management and performance-based incentive fees increased primarily due to the increase in the size of the portfolio and an increase in net investment income.
For the six months ended September 30, 2014 as compared to the six months ended September 30, 2013
The increase in expenses for the six months ended September 30, 2014 compared to the six months ended September 30, 2013 was primarily driven by an increase of $4.5 million in interest and other debt expenses and an increase of $7.8 million in management and performance-based incentive fees (net of amounts waived). Interest and other debt costs were higher due to a higher average debt outstanding balance, which increased to $1.55 billion during the six months ended September 30, 2014 from $1.17 billion during the six months ended September 30, 2013. Average debt outstanding increased primarily as a result of the issuance of the 2043 Notes in the latter half of June 2013 and an increase to an average portfolio cost of $3.56 billion for the six months ended September 30, 2014 from an average cost of $3.05 billion for the six months ended September 30, 2013. The increase was offset by a decrease in total annualized cost of debt to 4.86% for the six months ended September 30, 2014 from 5.68% for the six months ended September 30, 2013. The decrease in cost of debt is due to the September 2013 credit facility amendment which resulted in a decrease in pricing for revolving credit facility borrowings by 25 basis points. Management and performance-based incentive fees increased due to the increase in the size of the portfolio and an increase in net investment income.

Net Realized Gain (Loss)
For the three months ended September 30, 2014 as compared to three months ended September 30, 2013
Net realized gains for the three months ended September 30, 2014 were $11.6 million and comprised of $13.7 million of gross realized gains and $2.1 million of gross realized losses. Significant realized gains (losses) for the three months ended September 30, 2014 are summarized below:

(in millions)	Net Realized Gain (Loss)
Aventine Renewable Energy Holdings, Inc	$11.6
inVentiv Health, Inc.	(1.4)
Other (net)	1.4
Total, net	$11.6

Net realized losses for the three months ended September 30, 2013 were $17.3 million and comprised of $40.7 million of gross realized losses and $23.4 million of gross realized gains. Significant realized gains (losses) for the three months ended September 30, 2013 are summarized below:

(in millions)	Net Realized Gain (Loss)
Ceridian Corp.	$4.9
Texas Competitive Electric Holdings	(13.5)
AIC Credit Opportunity Fund, LLC	(10.3)
Altegrity Inc.	(3.6)
Other (net)	5.2
Total, net	$(17.3)
For the six months ended September 30, 2014 as compared to the six months ended September 30, 2013
Net realized losses for the six months ended September 30, 2014 were $1.7 million and comprised of $24.9 million of gross realized losses and $23.2 million of gross realized gains. Significant realized gains (losses) for the six months ended September 30, 2014 are summarized below:

(in millions)	Net Realized Gain (Loss)
Aventine Renewable Energy Holdings, Inc.	$11.6
Altegrity Inc.	(17.7)
Other (net)	4.4
Total, net	$(1.7)
Net realized losses for the six months ended September 30, 2013 were $113.2 million and comprised of $140.0 million of gross realized losses and $26.8 million of gross realized gains. Significant realized gains (losses) for the six months ended September 30, 2013 are summarized below:

(in millions)	Net Realized Gain (Loss)
Ceridian Corp.	$4.9
ATI Acquisition Company	(54.4)
Cengage Learning Acquisitions	(44.6)
Texas Competitive Electric Holdings ("TXU")	(13.5)
Ranpak Corp.	(6.0)
Other (net)	0.4
Total, net	$(113.2)
The realized losses incurred upon the exit of these investments reversed out previously reported unrealized losses.

Net Change in Unrealized Gain (Loss)
For the three months ended September 30, 2014 as compared to three months ended September 30, 2013
For the three months ended September 30, 2014, the net change in unrealized losses were $35.3 million and comprised of $78.9 million of gross unrealized losses and $43.6 million of gross unrealized gains. Significant change in unrealized gains (losses) for the three months ended September 30, 2014 are summarized below:

(in millions)	Net Change in Unrealized Gain/(Loss)
Generation Brands Holdings, Inc.	$6.9
Playpower Holdings, Inc.	6.8
Asset Repackaging Trust Six B.V.	5.5
LVI Group Investments, LLC	(11.8)
Walter Energy, Inc.	(11.8)
Molycorp, Inc.	(11.3)
First Data Corp.	(5.2)
PetroBakken Energy Ltd.	(4.0)
Other (net)	(10.4)
Total, net	$(35.3)
For the three months ended September 30, 2013 the net change in unrealized gains were $44.1 million and comprised of $106.4 million of gross unrealized gains and $62.3 million of gross unrealized losses. Significant change in unrealized gains (losses) for the three months ended September 30, 2013 are summarized below:

(in millions)	Net Change in Unrealized Gain/(Loss)
Texas Competitive Electric Holdings	$12.2
AIC Credit Opportunity Fund, LLC	9.3
Garden Fresh Restaurant Corp.	9.1
First Data Corp.	6.4
inVentiv Health, Inc.	(6.4)
Other (net)	13.5
Total, net	$44.1

For the six months ended September 30, 2014 as compared to the six months ended September 30, 2013
For the six months ended September 30, 2014, the net change in unrealized losses were $10.9 million and comprised of $110.2 million of gross unrealized losses and $99.3 million of gross unrealized gains. Significant change in unrealized gains (losses) for the six months ended September 30, 2014 are summarized below:

(in millions)	Net Change in Unrealized Gain/(Loss)
Altegrity Inc.	$16.6
Playpower Holding Inc.	13.7
Generation Brands Holdings, Inc.	12.3
Molycorp, Inc	(14.9)
LVI Group Investments, LLC	(14.1)
Walter Energy, Inc.	(12.9)
Other (net)	(11.6)
Total, net	$(10.9)

For the six months ended September 30, 2013, the net change in unrealized gains were $106.5 million and comprised of $198.8 million of gross unrealized gains and $92.3 million of gross unrealized losses. Significant change in unrealized gains (losses) for the six months ended September 30, 2013 are summarized below:

(in millions)	Net Change in Unrealized Gain/(Loss)
ATI Acquisition Company	$53.9
Cengage Learning Acquisitions Inc.	44.3
Texas Competitive Electric Holdings	12.0
Playpower Holdings, Inc.	10.7
Garden Fresh Restaurant Corp.	9.0
inVentiv Health, Inc.	(9.6)
Allied Nevada Gold Corp.	(5.3)
Other (net)	(8.5)
Total, net	$106.5

LIQUIDITY AND CAPITAL RESOURCES
The Company’s liquidity and capital resources are generated and generally available through periodic follow-on equity and debt offerings, our senior secured, multi-currency Senior Secured Facility (as defined in note 9 within the Notes to Financial Statements), our senior secured notes, our senior unsecured notes, investments in special purpose entities in which we hold and finance particular investments on a non-recourse basis, as well as from cash flows from operations, investment sales of liquid assets and repayments of senior and subordinated loans, and income earned from investments. For the three months ended September 30, 2014, PIK income totaled $7.8 million and $14.6 million, on total investment income of $118.9 million and $221.5 million. At September 30, 2014, the Company had $807.5 million in borrowings outstanding on its Senior Secured Facility and $437.3 million of unused capacity. As of September 30, 2014, aggregate lender commitments under the Senior Secured Facility totaled $1.27 billion. The Senior Secured Facility allows the Company to seek additional commitments in the future up to an aggregate facility size not to exceed $1.71 billion. The Company also has investments in its portfolio that contain PIK provisions. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates, as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders annually in the form of dividends, even though the Company has not yet collected the cash.
On September 12, 2014, the Company announced an At the Market (“ATM”) program through which the Company can sell up to 16 million shares of its common stock from time to time.  As of September 30, 2014, no shares had been sold through the Company’s ATM program.

On October 30, 2014, the Company entered into a note purchase agreement with a financial institution providing for a private placement issuance of $150,000 in aggregate principal amount of a ten-year unsecured note with an annual fixed interest rate of 5.25% and a maturity date of October 30, 2024.
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
Cash Equivalents
We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. (See note 2 within the accompanying financial statements.) At the end of each fiscal quarter, we consider taking proactive steps utilizing cash equivalents with the objective of enhancing our investment flexibility during the following quarter, pursuant to Section 55 of the 1940 Act. More specifically, we may purchase U.S. Treasury bills from time-to-time on the last business day of the quarter and typically close out that position on the following business day, settling the sale transaction on a net cash basis with the purchase, subsequent to quarter end. Apollo Investment may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our Senior Secured Facility, as we deem appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. There were no cash equivalents held as of September 30, 2014.
Commitments and Contingencies

	Payments due by Period as of September 30, 2014 (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Facility (1)	$807	$—	$—	$807	$—
Senior Secured Notes	$225	$—	$225	$—	$—
Senior Secured Notes (Series A)	$29	$—	$29	$—	$—
Senior Secured Notes (Series B)	$16	$—	$—	$16	$—
2042 Notes	$150	$—	$—	$—	$150
2043 Notes	$150	$—	$—	$—	$150
Convertible Notes	$200	$—	$200	$—	$—
_________________________

(1)
At September 30, 2014, there was $25.2 million of letters of credit issued under the Senior Secured Facility that are not recorded as liabilities on the Company's Statement of Assets and Liabilities, and the Company had $437.3 million of unused capacity under its Senior Secured Facility.

We have entered into two contracts under which we have future commitments: the Investment Advisory Agreement, pursuant to which AIM has agreed to serve as our investment adviser, and the Administration Agreement, pursuant to which AIA has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations and provide on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. Payments under the Investment Advisory Agreement are equal to (1) a percentage of the value of our average gross assets and (2) a two-part incentive fee. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of AIA’s overhead in performing its obligations under the Administration Agreement, including rent, technology systems, insurance, and our allocable portion of the costs of our chief financial officer, chief compliance officer, and their respective staffs. Either party may terminate each of the Investment Advisory Agreement and Administration Agreement without penalty upon not more than 60 days’ written notice to the other. Please see note 3 within our financial statements for more information.
As of September 30, 2014 and March 31, 2014, the Company’s unfunded commitments and contingencies were as follows:

(in millions)	As of September 30, 2014	As of March 31, 2014
Unfunded revolver obligations and bridge loans commitments (1) (2)	$322	$409
Unfunded delayed draw commitments on senior loans to portfolio companies	128	139
Unfunded delayed draw commitments on senior loans to portfolio companies (performance thresholds not met) (3)	14	49
Standby letters of credit issued for certain portfolio companies for which the Company and portfolio companies are liable	26	16
_________________

(1)
Included in this amount is $65.9 million and $114.1 million of the unfunded revolver commitment for Merx Aviation Finance, LLC (formerly Merx Aviation Finance Holdings II, LLC) as of September 30, 2014 and March 31, 2014, respectively.

(2)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of September 30, 2014, subject to the terms of each loan’s respective credit agreements.

(3)	The borrower is required to meet certain performance thresholds before the Company is obligated to fulfill the commitments and those performance thresholds were not met as of September 30, 2014.
AIC’s commitments are subject to the consummation of the underlying corporate transactions and conditional upon receipt of all necessary stockholder, regulatory and other applicable approvals.
Dividends
Dividends paid to stockholders for the three and six months ended September 30, 2014 totaled $47.3 million or $0.20 per share and $94.7 million or $0.40 per share, respectively. Dividends paid to stockholders for the three and six months ended September 30, 2013 totaled $44.9 million or $0.20 per share and $89.9 million or $0.40 per share, respectively. Tax characteristics of all dividends will be reported to stockholders on Form 1099 after the end of the calendar year. Our quarterly dividends, if any, will be determined by our Board of Directors.
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
With respect to the dividends to stockholders, income from origination, structuring, closing, commitment, and other upfront fees associated with investments in portfolio companies is treated as taxable income and accordingly, distributed to stockholders.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
We are subject to financial market risks, including changes in interest rates. During the six months ended September 30, 2014, many of the loans in our portfolio had floating interest rates. These loans are usually based on floating LIBOR and typically have durations of one to six months after which they reset to current market interest rates. The Company also has a Senior Secured Facility that is based on floating LIBOR rates.

The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of September 30, 2014, assuming no changes in our investment and borrowing structure:

(in thousands except per share data) Basis Point Change	Net Investment Income	Net Investment Income per Share
Up 400 basis points	$12,895	$0.054
Up 300 basis points	$6,751	$0.029
Up 200 basis points	$648	$0.003
Up 100 basis points	$(3,412)	$(0.014)
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

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As of September 30, 2014 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b) Changes in Internal Controls Over Financial Reporting
Management has not identified any change in the Company’s internal control over financing reporting that occurred during the second fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 6, 2014.

APOLLO INVESTMENT CORPORATION

By:	/s/ JAMES C. ZELTER
James C. Zelter
Chief Executive Officer

By:	/s/ GREGORY W. HUNT
Gregory W. Hunt
Chief Financial Officer and Treasurer