Form 10-Q
period 2014-12-31
APOLLO INVESTMENT CORP
filed 2015-02-05
CIK 1278752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of February 5, 2015 was 236,741,351.

APOLLO INVESTMENT CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2014

PART I. FINANCIAL INFORMATION
In this Quarterly Report, “Apollo Investment”, the “Company”, “AIC”, “we”, “us” and “our” refer to Apollo Investment Corporation unless the context otherwise states.

Item 1. Financial Statements

APOLLO INVESTMENT CORPORATION
STATEMENTS OF ASSETS AND LIABILITIES (unaudited)
(in thousands, except per share amounts)

	December 31, 2014	March 31, 2014
Assets
Non-controlled/non-affiliated investments, at fair value (cost — $2,683,906 and $2,714,971, respectively)	$2,568,832	$2,751,896
Non-controlled/affiliated investments, at fair value (cost — $189,673 and $153,721, respectively)	198,739	144,628
Controlled investments, at fair value (cost — $715,993 and $590,060, respectively)	746,444	582,147
Total investments (cost — $3,589,572 and $3,458,752, respectively)	3,514,015	3,478,671
Cash	11,661	13,413
Foreign currency (cost — $16,151 and $1,305, respectively)	16,009	1,323
Receivable for investments sold	94,965	72,918
Interest receivable	30,013	40,106
Dividends receivable	3,667	3,627
Deferred financing costs	27,066	31,601
Prepaid expenses and other assets	3,778	292
Total assets	$3,701,174	$3,641,951
Liabilities
Debt (see note 6 & 9)	$1,588,653	$1,372,261
Payable for investments purchased	8,212	119,577
Dividends payable	47,348	47,348
Management and performance-based incentive fees payable (see note 3)	37,525	31,108
Interest payable	15,937	14,318
Accrued administrative expenses	2,232	1,915
Other liabilities and accrued expenses	4,576	3,813
Total liabilities	$1,704,483	$1,590,340
Net Assets
Common stock, par value $.001 per share, 400,000,000 and 400,000,000 common shares authorized, respectively, 236,741,351 and 236,741,351 issued and outstanding, respectively	$237	$237
Paid-in capital in excess of par (see note 2)	3,221,803	3,221,829
Over-distributed net investment income (see note 2)	(20,137)	(53,995)
Accumulated net realized loss (see note 2)	(1,136,574)	(1,133,405)
Net unrealized gain (loss)	(68,638)	16,945
Net assets	$1,996,691	$2,051,611
Total liabilities and net assets	$3,701,174	$3,641,951
Net asset value per share	$8.43	$8.67

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF OPERATIONS (unaudited) (in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
INVESTMENT INCOME:
From non-controlled/non-affiliated investments:
Interest	$87,606	$76,347	$266,300	$231,136
Dividends	991	1,172	3,106	5,866
Other income	4,533	2,983	10,827	9,675
From non-controlled/affiliated investments:
Interest	283	1,001	3,210	2,730
Dividends	4,236	5,964	12,310	15,528
From controlled investments:
Interest	10,199	5,767	29,423	16,345
Dividends	2,115	914	5,815	3,174
Other income	63	413	525	487
Total investment income	$110,026	$94,561	$331,516	$284,941
EXPENSES:
Management fees (see note 3)	$18,755	$15,932	$55,744	$46,044
Performance-based incentive fees (see note 3)	13,215	11,469	41,075	35,464
Interest and other debt expenses	20,315	17,366	58,163	50,682
Administrative services expense	1,863	1,410	4,821	3,616
Other general and administrative expenses	3,014	2,097	7,919	6,203
Total expenses	$57,162	$48,274	$167,722	$142,009
Management and performance-based incentive fees waived (see note 3)	$(3,740)	$(3,375)	$(11,934)	$(8,675)
Expense reimbursements (see note 3)	(58)	(21)	(174)	(29)
Net expenses	$53,364	$44,878	$155,614	$133,305
Net investment income	$56,662	$49,683	$175,902	$151,636
REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS, FOREIGN CURRENCIES AND DERIVATIVES:
Net realized gain (loss):
Investments and cash equivalents
Non-controlled/non-affiliated investments	$(2,355)	$2,516	$(14,244)	$(119,902)
Non-controlled/affiliated investments	(169)	321	11,357	321
Controlled investments	(57)	1,368	(57)	(970)
Net realized gain (loss) from investments and cash equivalents	$(2,581)	$4,205	$(2,944)	$(120,551)
Foreign currencies
Non-controlled/non-affiliated investments	$(13)	$13	$374	$(87)
Non-controlled/affiliated investments	—	—	—	—
Controlled investments	134	6	134	42
Foreign debt	1,030	(557)	(733)	2,514
Net realized gain (loss) from foreign currencies	$1,151	$(538)	$(225)	$2,469
Derivatives	—	—	—	8,541
Net realized gain (loss)	$(1,430)	$3,667	$(3,169)	$(109,541)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF OPERATIONS (unaudited) (continued) (in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Net change in unrealized gain (loss):
Investments and cash equivalents
Non-controlled/non-affiliated investments	$(100,749)	$50,084	$(149,322)	$150,228
Non-controlled/affiliated investments	4,939	3,424	15,592	(1,897)
Controlled investments	18,068	887	38,364	23,669
Net change in unrealized gain (loss) from investments and cash equivalents	$(77,742)	$54,395	$(95,366)	$172,000
Foreign currencies
Non-controlled/non-affiliated investments	$(234)	$58	$(747)	$593
Non-controlled/affiliated investments	—	—	—	—
Controlled investments	—	(12)	—	9
Foreign debt	3,292	(2,053)	10,532	(13,730)
Net change in unrealized gain (loss) from foreign currencies	$3,058	$(2,007)	$9,785	$(13,128)
Net change in unrealized gain (loss)	$(74,684)	$52,388	$(85,581)	$158,872
Net realized and unrealized gain (loss) from investments, cash equivalents, foreign currencies and derivatives	(76,114)	56,055	(88,750)	49,331
NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(19,452)	$105,738	$87,152	$200,967
EARNINGS (Loss) PER SHARE — BASIC (see note 4)	$(0.09)	$0.47	$0.36	$0.90
EARNINGS (Loss) PER SHARE — DILUTED (see note 4)	$(0.09)	$0.45	$0.36	$0.88

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
STATEMENTS OF CHANGES IN NET ASSETS (unaudited)
(in thousands, except shares)

	Nine Months Ended December 31, 2014	Year ended March 31, 2014
Increase (decrease) in net assets from operations:
Net investment income	$175,902	$201,248
Net realized loss	(3,169)	(106,507)
Net change in unrealized gain (loss)	(85,581)	176,131
Net increase in net assets resulting from operations	87,152	270,872

Dividends and distributions to stockholders (see note 2):
Distribution of income	(142,045)	(182,193)
Return of capital	—	—
Total dividends and distributions to stockholders	(142,045)	(182,193)

Capital share transactions:
Net proceeds from shares sold	—	286,553
Less offering costs	(27)	(1,010)
Reinvestment of dividends	—	—
Net increase (decrease) in net assets from capital share transactions	(27)	285,543

Total increase (decrease) in net assets:	(54,920)	374,222
Net assets at beginning of period	2,051,611	1,677,389
Net assets at end of period	$1,996,691	$2,051,611

Capital share activity
Shares sold	—	33,850,000
Shares issued from reinvestment of dividends	—	—
Net capital share activity	—	33,850,000

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Nine months ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$87,152	$200,967
Adjustments to reconcile net increase (decrease):
PIK interest and dividends capitalized (see note 5)	(24,155)	(21,008)
Net amortization on investments	(7,860)	(5,833)
Accretion of original issue discount on 2024 Note	1	—
Amortization of deferred financing costs	4,966	5,497
(Increase) decrease from foreign currency transactions	(1,035)	2,975
Net change in unrealized (gain) loss on investments, cash equivalents, foreign currencies and derivatives	85,581	(158,872)
Net realized loss on investments, cash equivalents, and foreign currencies	3,169	109,541
Changes in operating assets and liabilities:
Purchase of investments	(1,839,380)	(1,830,368)
Proceeds from derivatives	—	4,156
Proceeds from the disposition of derivatives	—	4,385
Proceeds from disposition of investments	1,737,803	1,575,542
Increase in receivables for investments sold	(22,047)	(93,887)
Decrease in interest receivable	10,093	11,364
Increase in dividends receivable	(40)	(4,145)
Increase in prepaid expenses and other assets	(3,486)	(677)
Increase (decrease) in payable for investments purchased	(111,365)	73,113
Increase in management and performance-based incentive fees payable	6,417	2,835
Increase in interest payable	1,619	2,138
Increase (decrease) in accrued administrative expenses	317	(904)
Increase in other liabilities and accrued expenses	763	661
Net cash (used in) provided by operating activities	$(71,487)	$(122,520)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	$—	$182,273
Offering costs for the issuance of common stock	(27)	(445)
Dividends paid in cash	(142,045)	(130,475)
Proceeds from debt	2,423,577	1,609,313
Repayments of debt	(2,196,492)	(1,517,840)
Deferred financing costs paid	(432)	(11,678)
Net cash provided by (used in) financing activities	$84,581	$131,148
NET INCREASE IN CASH AND CASH EQUIVALENTS	$13,094	$8,628
Effect of exchange rates on cash balances	(160)	22
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$14,736	$6,197
CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,670	$14,847

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash interest paid during the period	$50,064	$41,006
PIK income (see note 5)	$24,889	$21,447

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (unaudited) December 31, 2014 (in thousands)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—128.7% (18)	Interest Rate	Maturity Date	Industry	Par Amount(12)		Cost	Fair Value (1)
CORPORATE DEBT—116.3%
SECURED DEBT—90.0%
1st Lien Secured Debt—40.4%
Alion Science & Technology Corporation	11.00% (L+1000, 1.00% Floor)	8/16/19	Aerospace and Defense		$32,083	$31,074	$31,442
Archroma (17)	9.50% (L+825, 1.25% Floor)	10/1/18	Chemicals		45,230	44,796	44,891
Aventine Renewable Energy Holdings, Inc.	15.00% PIK or 10.50% Cash	9/22/17	Chemicals		15,742	18,244	15,663
Aveta, Inc.	9.75% (L+825, 1.50% Floor)	12/12/17	Healthcare		54,959	53,886	53,311
Caza Petroleum, Inc.	12.00% (L+1000, 2.00% Floor)	5/23/17	Oil and Gas		45,000	43,892	43,762
Compuware Holdings, LLC (16)	6.25% (L+525, 1.00% Floor)	12/15/21	Business Services		2,903	2,758	2,756
Compuware Holdings, LLC (16)	6.25% (L+525, 1.00% Floor)	12/15/19	Business Services		1,398	1,370	1,369
Deep Gulf Energy II, LLC	11.50% (11.50% or L+1000, 1.50% Floor)	3/31/17	Oil and Gas		25,000	25,000	24,437
Delta Educational Systems, Inc.	16.00% (8.00% Cash / 8.00% PIK)	12/11/16	Education		5,774	5,774	5,774
Dodge Data & Analytics LLC	9.75% (L+875, 1.00% Floor)	10/31/19	Printing and Publishing		60,500	59,322	58,836
Extraction Oil & Gas Holdings, LLC	11.00% and 10.00%	5/29/19	Oil and Gas		52,633	51,899	51,843
GenCorp, Inc. (17)	9.50% (L+850, 1.00% Floor)	4/18/22	Aerospace and Defense		44,500	44,500	44,500
Great Bear Petroleum Operating, LLC	12.000%	10/1/17	Oil and Gas		5,064	5,064	5,064
Hunt Companies, Inc. (11)	9.625%	3/1/21	Buildings and Real Estate		41,008	40,542	41,828
M&G Chemicals, S.A. (17)	9.139% (L+900, 0.139% Floor)	3/28/16	Chemicals		5,000	5,000	5,000
Magnetation, LLC (11)	11.000%	5/15/18	Mining		38,454	39,976	26,629
Maxus Capital Carbon SPE I, LLC (Skyonic Corp.)	13.000%	9/18/19	Chemicals		76,123	76,123	76,123
Molycorp, Inc. (17)	10.000%	6/1/20	Diversified Natural Resources, Precious Metals and Minerals		50,424	50,017	28,363
My Alarm Center, LLC (16)	8.50% (L+750, 1.00% Floor)	1/9/18	Business Services		42,614	42,614	42,614
My Alarm Center, LLC (16)	8.50% (L+750, 1.00% Floor)	1/9/18	Business Services		11,000	11,000	11,000
Osage Exploration & Development, Inc. (11)(17)	13.00% (L+1100, 2.00% Floor)	4/27/16	Oil and Gas		25,000	24,688	24,063
Panda Temple Power, LLC	11.50% (L+1000, 1.50% Floor)	7/17/18	Energy		25,500	25,155	25,755
Pelican Energy, LLC (17)	10.00% (7.00% Cash /3.00% PIK)	12/31/18	Oil and Gas		26,541	25,607	26,541
SCM Insurance Services, Inc. (17)	9.250%	8/22/19	Business Services	CAD	30,000	27,125	25,642
Spotted Hawk Development, LLC	13.00% (12.00% Cash / 1.00% PIK)	9/12/16	Oil and Gas		80,698	79,558	78,681
Sunrun Solar Owner IX, LLC	9.079%	12/31/24	Energy		3,476	3,332	3,330
UniTek Global Services Inc.	9.50% (L+850, 1.00% Floor) Funded, 0.50% Unfunded	1/21/15	Telecommunications		8,256	8,256	8,256
Total 1st Lien Secured Debt excluding Revolvers and Letters of Credit						$846,572	$807,473

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (unaudited) (continued) December 31, 2014 (in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—128.7% (18)	Interest Rate	Maturity Date	Industry	Par Amount(12)		Cost	Fair Value (1)

Funded and Unfunded Revolver Obligations--3.9%
Avaya, Inc., (Revolver) (16)	5.00% (L+175 Funded) / 2.910% (L+275 Funded)	10/26/16	Telecommunications		$18,392	$18,392	$16,828
Avaya, Inc., (Unfunded Revolver) (8)(16)	0.500% Unfunded	10/26/16	Telecommunications		18,392	(3,680)	(1,563)
BMC Software, Inc., (Unfunded Revolver) (8)	L+400 Funded, 0.50% Unfunded	9/10/18	Business Services		20,760	(1,994)	(1,868)
CIT Group, Inc., (Unfunded Revolver) (8)(17)	0.625% Unfunded	1/27/17	Financial Services		25,000	(336)	(1,000)
Confie Seguros Holding II Co., (Revolver) (16)	6.75% (P+350, 3.25% Floor) Funded	12/10/18	Insurance		1,050	1,050	955
Confie Seguros Holding II Co., (Unfunded Revolver) (8)(16)	0.500% Unfunded	12/10/18	Insurance		2,784	(363)	(251)
Laureate Education Inc., (Revolver) (16)(17)	5.00% (L+375, 1.25% Floor) Funded	6/16/16	Education		28,764	28,764	26,175
Laureate Education, Inc., (Unfunded Revolver) (8)(16)(17)	0.625% Unfunded	6/16/16	Education		23	(2,494)	(2)
Salix Pharmaceuticals, Ltd., (Unfunded Revolver) (8)(16)(17)	L+300 Funded, 0.50% Unfunded	1/2/19	Healthcare		24,867	(1,618)	(497)
Tibco Software Inc., (Unfunded Revolver) (8)	L+400 / L+300 Funded, 0.50% Unfunded	12/5/19	Business Services		6,000	(59)	(30)
Transfirst Holdings, Inc., (Unfunded Revolver) (8)(16)	L+450 Funded, 0.50% Unfunded	11/12/19	Financial Services		2,940	(15)	(29)
UniTek Global Services, Inc., (Unfunded Revolver)	L+850 Funded, 0.50% Unfunded	1/21/15	Telecommunications		5,000	—	—
UniTek Global Services, Inc., (Revolver)	10.25% (L+925, 1.00% Floor) Funded	4/15/16	Telecommunications		38,731	38,731	38,731
Walter Energy, Inc., (Unfunded Revolver) (8)(16)(17)	L+550 Funded, 0.625% Unfunded	10/1/17	Mining		275	(169)	(48)
Total Funded and Unfunded Revolver Obligations						$76,209	$77,401

Letters of Credit— (0.0)%
Confie Seguros Holding II Co., Letter of Credit (8)(16)	4.500%	10/27/14	Insurance		$600	$—	$(54)
Confie Seguros Holding II Co., Letter of Credit (8)(16)	4.500%	1/13/15	Insurance		66	—	(6)
Laureate Education Inc., Letter of Credit (8)(17)	3.750%	6/16/16	Education		93	—	(8)
Salix Pharmaceuticals, Ltd., Letter of Credit (16)(17)	3.000%	2/10/15	Healthcare		8	—	—
Salix Pharmaceuticals, Ltd., Letter of Credit (8)(16)(17)	3.000%	2/10/15	Healthcare		125	—	(3)
Transfirst Holdings, Inc., Letter of Credit (8)(16)	L+450	11/12/19	Financial Services		60	—	(1)
UniTek Global Services Inc., Letter of Credit	9.000%	1/21/15	Telecommunications		17,946	—	—
UniTek Global Services Inc., Letter of Credit	9.000%	1/21/15	Telecommunications		1,850	—	—
Walter Energy, Inc., Letter of Credit (8)(9)(16)(17)	5.500%	9/18/14- 7/4/15	Mining		86	—	(15)
Walter Energy, Inc., Letter of Credit (8)(9)(16)(17)	5.500%	11/28/15- 8/31/15	Mining	CAD	192	—	(29)
Total Letters of Credit						$—	$(116)

Total 1st Lien Secured Debt						$922,781	$884,758

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (unaudited) (continued) December 31, 2014 (in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—128.7% (18)	Interest Rate	Maturity Date	Industry	Par Amount(12)	Cost	Fair Value (1)
2nd Lien Secured Debt—45.7%
Access Information	9.75% (L+875, 1.00% Floor)	10/17/22	Business Services	$25,600	$24,070	$24,192
Active Network, Inc.	9.50% (L+850, 1.00% Floor)	11/15/21	Business Services	19,672	19,584	19,181
American Energy - Utica, LLC (10)	11.00% (L+950, 1.50% Floor)	9/30/18	Oil and Gas	6,828	6,770	6,247
Appriss Holdings, Inc.	9.25% (L+825, 1.00% Floor)	5/21/21	Business Services	25,000	24,630	25,000
Aptean, Inc.	8.50% (L+750, 1.00% Floor)	2/26/21	Business Services	10,322	10,181	9,883
Armor Holdings, Inc. (American Stock Transfer and Trust Company)	10.25% (L+900, 1.25% Floor)	12/26/20	Financial Services	8,000	7,863	7,880
Asurion Corporation	8.50% (L+750, 1.00% Floor)	3/3/21	Insurance	62,400	61,529	62,166
Confie Seguros Holding II Co.	10.25% (L+900, 1.25% Floor)	5/8/19	Insurance	33,844	33,610	33,760
Consolidated Precision Products Corp.	8.75% (L+775, 1.00% Floor)	4/30/21	Aerospace and Defense	1,940	1,931	1,853
Deltek, Inc.	10.00% (L+875, 1.25% Floor)	10/10/19	Business Services	17,273	17,118	17,403
Elements Behavioral Health, Inc.	9.25% (L+825, 1.00% Floor)	2/11/20	Healthcare	9,500	9,416	9,441
Garden Fresh Restaurant Corp. (16)	14.50% (L+1300 PIK, 1.50% Floor)	1/1/19	Restaurants	38,448	36,504	34,219
Garden Fresh Restaurant Corp. (16)	7.25% (L+575 PIK, 1.50% Floor)	1/1/19	Restaurants	8,090	6,279	5,501
GCA Services Group, Inc.	9.25% (L+800, 1.25% Floor)	11/1/20	Diversified Service	22,838	22,930	22,609
Grocery Outlet, Inc.	9.25% (L+825, 1.00% Floor)	10/21/22	Grocery	30,000	29,555	29,663
GTCR Valor Companies, Inc.	9.50% (L+850, 1.00% Floor)	11/30/21	Business Services	35,000	34,657	33,950
Institutional Shareholder Services, Inc.	8.50% (L+750, 1.00% Floor)	4/30/22	Financial Services	6,640	6,577	6,540
Kronos, Inc.	9.75% (L+850, 1.25% Floor)	4/30/20	Business Services	51,123	50,727	52,082
Miller Energy Resources, Inc. (17)	12.75% (L+975, 3.00% Floor)	2/3/18	Oil and Gas	87,500	86,076	85,750
MSC Software Corp. (17)	8.50% (L+750, 1.00% Floor)	5/28/21	Business Services	18,448	18,275	18,079
Novolex Holdings, Inc.	9.75% (L+875, 1.00% Floor)	6/5/22	Packing	40,000	39,005	39,200
Pabst Brewing Company	10.50 (P+725, 3.25% Floor) / 9.25 (L+825, 1.00% Floor)	11/14/22	Consumer Products	32,000	31,601	31,600
Premier Trailer Leasing, Inc.	10.00% (L+900, 1.00% Floor)	9/24/20	Financial Services	52,000	50,996	50,960

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (unaudited) (continued) December 31, 2014 (in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—128.7% (18)	Interest Rate	Maturity Date	Industry	Par Amount(12)		Cost	Fair Value (1)
2nd Lien Secured Debt—45.7% (continued)
RegionalCare Hospital Partners, Inc.	10.50% (L+950, 1.00% Floor)	10/23/19	Healthcare		$4,000	$3,796	$3,990
River Cree Enterprises LP (11)(17)	11.000%	1/20/21	Hotels, Motels, Inns and Gaming	CAD	33,000	31,111	30,307
SiTV, Inc. (11)	10.375%	7/1/19	Cable Television		$2,219	2,219	2,065
Sprint Industrial Holdings, LLC	11.25% (L+1000, 1.25% Floor)	11/14/19	Containers, Packaging, and Glass		14,163	13,951	13,880
SquareTwo Financial Corp. (Collect America, Ltd.) (17)	11.625%	4/1/17	Financial Services		65,152	64,219	64,012
Stadium Management Corp.	9.25% (L+825, 1.00% Floor)	2/27/21	Business Services		19,900	19,900	19,999
TASC, Inc.	12.000%	5/21/21	Aerospace and Defense		21,815	21,011	22,306
TMK Hawk Parent Corp.	8.50% (L+750, 1.00% Floor)	10/1/22	Distribution		34,000	33,667	33,830
Transfirst Holdings, Inc.	9.00% (L+800, 1.00% Floor)	11/11/22	Financial Services		21,740	21,525	21,532
U.S. Renal Care, Inc.	10.25% (L+900, 1.25% Floor)	1/3/20	Healthcare		11,927	11,975	11,957
Velocity Technology Solutions, Inc.	9.00% (L+775, 1.25% Floor)	9/28/20	Business Services		16,500	16,199	16,170
Vertafore, Inc.	9.75% (L+825, 1.50% Floor)	10/27/17	Business Services		36,436	36,263	36,618
Walter Energy, Inc. (11)(17)	11.000%	4/1/20	Mining		22,554	21,227	7,499
Total 2nd Lien Secured Debt						$926,947	$911,324
TOTAL SECURED DEBT						$1,849,728	$1,796,082
UNSECURED DEBT—26.3%
American Energy - Woodford LLC/AEW Finance Corp. (11)	9.000%	9/15/22	Oil and Gas		$5,000	$4,800	$3,275
American Tire Distributors, Inc. (11)(16)	11.500%	6/1/18	Distribution		25,000	25,000	25,500
American Tire Distributors, Inc. (11)(16)	11.500%	6/1/18	Distribution		40,000	39,420	40,800
Artsonig Pty Ltd. (11)(17)	11.50% (12.00% PIK Toggle)	4/1/19	Transportation		21,227	20,962	18,839
BCA Osprey II Limited (British Car Auctions) (16)(17)	12.500% PIK	8/17/17	Transportation		£23,566	37,671	37,848
BCA Osprey II Limited (British Car Auctions) (16)(17)	12.500% PIK	8/17/17	Transportation		€14,333	19,764	17,864
Canacol Energy Ltd. (17)	9.50% (L+850, 1.00% Floor)	12/31/19	Oil and Gas		$50,000	48,539	48,500
Ceridian Corp. (11)	11.000%	3/15/21	Diversified Service		31,760	31,760	34,896
Delta Educational Systems, Inc.	16.00% PIK or 10.00% Cash / 6.00% PIK	5/12/17	Education		23,235	22,969	22,224
Denver Parent Corp. (Venoco)	12.25% (13.00% PIK Toggle)	8/15/18	Oil and Gas		8,988	8,821	3,707
My Alarm Center, LLC	16.25% (12.00% Cash / 4.25% PIK)	7/9/18	Business Services		4,145	4,145	4,145
Niacet Corporation	13.000%	8/28/18	Chemicals		12,500	12,500	12,625
PetroBakken Energy Ltd. (11)(17)	8.625%	2/1/20	Oil and Gas		39,300	40,455	27,903
Radio One, Inc. (11)(17)	9.250%	2/15/20	Broadcasting & Entertainment		14,804	14,804	12,954
Sorenson Holdings, LLC (11)	13.00% PIK	10/31/21	Consumer Products		68	46	68

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (unaudited) (continued) December 31, 2014 (in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—128.7% (18)	Interest Rate	Maturity Date	Industry	Par Amount(12)	Cost	Fair Value (1)
UNSECURED DEBT—26.3% (continued)
Tibco Software Inc. (11)	11.375%	12/1/21	Business Services	$26,924	$26,149	$26,217
U.S. Security Associates Holdings, Inc.	11.000%	7/28/18	Business Services	135,000	135,000	137,700
Univar, Inc.	10.500%	6/30/18	Distribution	20,000	20,000	19,780
Venoco, Inc.	8.875%	2/15/19	Oil and Gas	54,996	55,026	30,523
TOTAL UNSECURED DEBT					$567,831	$525,368
TOTAL CORPORATE DEBT					$2,417,559	$2,321,450
STRUCTURED PRODUCTS AND OTHER—8.6%
Asset Repackaging Trust Six B.V., Credit-Linked Note (11)(17)	N/A	5/15/27	Utilities	$58,411	$24,925	$32,785
Craft 2013-1, Credit-Linked Note (11)(16)(17)	9.483% (L+925)	4/17/22	Diversified Investment Vehicle	25,000	25,092	24,503
Craft 2013-1, Credit-Linked Note (16)(17)	9.483% (L+925)	4/17/22	Diversified Investment Vehicle	7,625	7,753	7,476
Craft 2014-1A, Credit-Linked Note (11)(17)	9.884% (L+965)	5/15/21	Diversified Investment Vehicle	42,500	42,497	41,995
Dark Castle Holdings, LLC	N/A	N/A	Media	24,395	1,190	2,748
JP Morgan Chase & Co., Credit-Linked Note (17)	12.483% (L+1225)	12/20/21	Diversified Investment Vehicle	43,250	42,318	43,560
NXT Capital CLO 2014-1, LLC (11)(17)	5.731% (L+550)	4/23/26	Diversified Investment Vehicle	5,000	4,665	4,250
Renaissance Umiat, LLC, ACES Tax Receivable (15)(17)	N/A	N/A	Oil and Gas	—	13,014	14,003
TOTAL STRUCTURED PRODUCTS AND OTHER					$161,454	$171,320
PREFERRED EQUITY—2.0%				Shares
CA Holding, Inc. (Collect America, Ltd.), Series A Preferred Stock (13)(17)	N/A	N/A	Financial Services	7,961	$788	$1,113
Crowley Holdings, Series A Preferred Stock (11)	12.00% (10.00% Cash / 2.00% PIK)	N/A	Cargo Transport	22,500	22,964	23,518
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Preferred Stock (Convertible) (13)(14)	12.50% PIK	N/A	Education	332,500	6,863	—
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Preferred Stock (13)(14)	13.50% PIK	5/12/18	Education	12,360	27,685	9,954
Varietal Distribution Holdings, LLC, Class A Preferred Unit	8.00% PIK	N/A	Distribution	3,097	5,613	5,613
TOTAL PREFERRED EQUITY					$63,913	$40,198

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (unaudited) (continued) December 31, 2014 (in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—128.7% (18)	Interest Rate	Maturity Date	Industry	Par Amount(12)	Cost	Fair Value (1)
EQUITY—1.8%
Common Equity/Interests—1.5%				Shares
ATD Corporation (Accelerate Parent Corp.), Common Stock (11)(13)	N/A	N/A	Distribution	3,225,514	3,276	5,130
CA Holding, Inc. (Collect America, Ltd.), Series A Common Stock (13)(17)	N/A	N/A	Financial Services	25,000	2,500	—
CA Holding, Inc. (Collect America, Ltd.), Series AA Common Stock (13)(17)	N/A	N/A	Financial Services	4,294	429	—
Caza Petroleum, Inc., Net Profits Interest (13)	N/A	N/A	Oil and Gas	—	1,202	1,036
Caza Petroleum, Inc., Overriding Royalty Interest	N/A	N/A	Oil and Gas	—	339	349
Clothesline Holdings, Inc. (Angelica Corporation), Common Stock (13)	N/A	N/A	Healthcare	6,000	6,000	669
Explorer Coinvest, LLC (Booz Allen), Common Stock (13)(17)	N/A	N/A	Business Services	246	1,881	6,063
Garden Fresh Restaurant Holdings, LLC., Common Stock (13)	N/A	N/A	Restaurants	50,000	5,000	—
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Common Stock (13)	N/A	N/A	Education	17,500	175	—
JV Note Holdco, LLC (DSI Renal, Inc.), Common Equity / Interest (13)	N/A	N/A	Healthcare	9,303	85	—
Pelican Energy, LLC, Net Profits Interest (13)(17)	N/A	N/A	Oil and Gas	1,048,811	1,049	332
Skyline Data, News and Analytics LLC, Class A Common Unit (13)	N/A	N/A	Printing and Publishing	5,000	5,000	5,000
Sorenson Holdings, LLC, Membership Interests (13)	N/A	N/A	Consumer Products	587	—	81
Univar, Inc., Common Stock (13)	N/A	N/A	Distribution	900,000	9,000	10,710
Varietal Distribution Holdings, LLC, Class A Common Unit (13)	N/A	N/A	Distribution	28,028	28	125
Total Common Equity/Interests					$35,964	$29,495

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (unaudited) (continued) December 31, 2014 (in thousands, except warrants)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—128.7% (18)	Interest Rate	Maturity Date	Industry	Warrants	Cost	Fair Value (1)
Warrants—0.3%
CA Holding, Inc. (Collect America, Ltd.), Common Stock Warrants (13)(17)	N/A	N/A	Financial Services	7,961	$8	$—
Energy & Exploration Partners, Inc., Common Stock Warrants (13)	N/A	N/A	Oil and Gas	60,778	2,374	58
Fidji Luxco (BC) S.C.A., Common Stock Warrants (2)(13)(17)	N/A	N/A	Electronics	18,113	182	4,450
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Class A-1 Preferred Stock Warrants (13)	N/A	N/A	Education	45,947	459	—
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Class B-1 Preferred Stock Warrants (13)	N/A	N/A	Education	104,314	1,043	—
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Common Stock Warrants (13)	N/A	N/A	Education	9,820	98	—
Osage Exploration & Development, Inc., Common Stock Warrants (13)(17)	N/A	N/A	Oil and Gas	1,496,843	—	365
Spotted Hawk Development, LLC, Common Stock Warrants (13)	N/A	N/A	Oil and Gas	54,545	852	1,496
Total Warrants					$5,016	$6,369
TOTAL EQUITY					$40,980	$35,864
Total Investments in Non-Controlled/ Non-Affiliated Investments					$2,683,906	$2,568,832

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (unaudited) (continued) December 31, 2014 (in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/AFFILIATED INVESTMENTS—9.9%(4)(18)	Interest Rate	Maturity Date	Industry	Par Amount (12)	Cost	Fair Value (1)
CORPORATE DEBT—0.0%
SECURED DEBT—0.0%
1st Lien Secured Debt—0.0%
Renewable Funding Group, Inc., (4)(13)	0.00%	9/30/15	Finance	$1,000	$1,000	$1,000
Total 1st Lien Secured Debt					$1,000	$1,000
TOTAL SECURED DEBT					$1,000	$1,000
TOTAL CORPORATE DEBT					$1,000	$1,000

STRUCTURED PRODUCTS AND OTHER—9.2%
Golden Bear Warehouse, LLC, Equity (3)(4)(17)	N/A	N/A	Diversified Investment Vehicle	$1,226	$1,226	$951
Golden Hill CLO I, LLC, Equity (3)(4)(17)	N/A	N/A	Diversified Investment Vehicle	61,285	61,818	62,689
Highbridge Loan Management 3-2014, Ltd., Class E Notes (3)(4)(11)(16)(17)	6.234% (L+600)	1/18/25	Diversified Investment Vehicle	2,485	2,274	2,145
Highbridge Loan Management 3-2014, Ltd., Subordinated Notes (3)(4)(11)(16)(17)	N/A	1/18/25	Diversified Investment Vehicle	8,163	6,809	6,759
Ivy Hill Middle Market Credit Fund IX, Ltd, Subordinated Notes (3)(4)(11)(17)	N/A	10/18/25	Diversified Investment Vehicle	12,500	11,375	11,375
Jamestown CLO I LTD, Subordinated Notes (3)(4)(11)(17)	N/A	11/5/24	Diversified Investment Vehicle	4,325	3,475	3,948
MCF CLO I, LLC, Membership Interests (3)(4)(11)(17)	N/A	4/20/23	Diversified Investment Vehicle	38,918	35,546	38,700
MCF CLO III, LLC, Class E Notes (3)(4)(11)(17)	4.684% (L+445)	1/20/24	Diversified Investment Vehicle	12,750	11,429	11,220
MCF CLO III, LLC, Membership Interests (3)(4)(11)(17)	N/A	1/20/24	Diversified Investment Vehicle	41,900	37,780	39,684
Slater Mill Loan Fund LP, LP Certificates (3)(4)(17)	N/A	N/A	Diversified Investment Vehicle	8,375	5,859	7,404
TOTAL STRUCTURED PRODUCTS AND OTHER					$177,591	$184,875

PREFERRED EQUITY—0.5%				Shares
Renewable Funding Group, Inc., Series B Preferred Stock (4)(13)	N/A	N/A	Finance	1,505,868	$7,582	$9,364
TOTAL PREFERRED EQUITY					$7,582	$9,364

EQUITY—0.2%
Common Equity/Interests—0.2%				Shares
AMP Solar Group, Inc., Class A Common Shares (4)(17)	N/A	N/A	Energy	81,493	$3,500	$3,500
Total Common Equity/Interests					$3,500	$3,500
TOTAL EQUITY					$3,500	$3,500

Total Investments in Non-Controlled/Affiliated Investments					$189,673	$198,739

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (unaudited) (continued) December 31, 2014 (in thousands, except shares)

INVESTMENTS IN CONTROLLED INVESTMENTS—37.4%(5)(18)	Interest Rate	Maturity Date	Industry	Par Amount (12)	Cost	Fair Value (1)
CORPORATE DEBT—16.7%
SECURED DEBT—16.7%
1st Lien Secured Debt—16.7%
Merx Aviation Finance, LLC, (Revolver) (5)(16)	12.00% Funded	10/31/18	Aviation	$334,084	$334,084	$334,084
Total 1st Lien Secured Debt					$334,084	$334,084

Unfunded Revolver Obligation—0.0%
Merx Aviation Finance, LLC, (Unfunded Revolver) (5)(16)	12.00% Funded, 0.00% Unfunded	10/31/18	Aviation	$65,916	$—	$—
Total Unfunded Revolver Obligation					$—	$—

Letters of Credit—0.0%
Merx Aviation Finance Assets Ireland Limited, Letter of Credit (5)	2.250%	9/30/15	Aviation	$1,800	$—	$—
Merx Aviation Finance Assets Ireland Limited, Letter of Credit (5)	2.250%	9/30/15	Aviation	1,800	—	—
Total Letters of Credit					$—	$—
TOTAL SECURED DEBT					$334,084	$334,084
TOTAL CORPORATE DEBT					$334,084	$334,084

PREFERRED EQUITY—4.4%				Shares
AMP Solar (UK) Limited, Class A Preference Shares (2)(5)(11)(17)	8.500%	10/31/49	Utilities	19,811,333	$30,632	$30,439
Playpower Holdings, Inc., Series A Preferred (5)	14.00% PIK	11/15/20	Leisure	49,178	57,428	57,428
TOTAL PREFERRED EQUITY					$88,060	$87,867

EQUITY—16.3%
Common Equity/Interests—16.3%				Shares
Generation Brands Holdings, Inc. (Quality Home Brands), Basic Common Stock (5)(13)	N/A	N/A	Home and Office Furnishings and Durable Consumer Products	9,007	$—	$5,531
Generation Brands Holdings, Inc. (Quality Home Brands), Series 2L Common Stock (5)(13)	N/A	N/A	Home and Office Furnishings and Durable Consumer Products	36,700	11,242	22,537
Generation Brands Holdings, Inc. (Quality Home Brands), Series H Common Stock (5)(13)	N/A	N/A	Home and Office Furnishings and Durable Consumer Products	7,500	2,298	4,605
LVI Group Investments, LLC, Common Units (5)(13)	N/A	N/A	Environmental Services	212,460	17,505	19,274
Merx Aviation Finance, LLC, Partnership Interest (5)(13)	N/A	N/A	Aviation	—	152,082	165,072
MSEA Tankers LLC (5)(17)	N/A	N/A	Cargo Transport	—	33,000	33,000
Playpower Holdings, Inc., Common Stock (5)(13)	N/A	N/A	Leisure	1,000	77,722	74,474
Total Common Equity/Interests					$293,849	$324,493
TOTAL EQUITY					$293,849	$324,493
Total Investments in Controlled Investments					$715,993	$746,444
Total Investments—176.0% (6)(7)					$3,589,572	$3,514,015
Liabilities in Excess of Other Assets—(76.0)%						$(1,517,324)
Net Assets—100.0%						$1,996,691

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (unaudited) (continued)
December 31, 2014
(in thousands)
______________________

(1)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see note 2).

(2)	Fidji Luxco (BC) S.C.A. is a EUR denominated investment and AMP Solar (UK) Limited is a GBP denominated investment.

(3)
Denotes investments where the governing documents of the entity preclude the Company from controlling management of the entity and therefore the Company has determined that the entity is not a controlled affiliate.

(4)
Denotes investments in which we are an “Affiliated Person”, as defined in the 1940 Act, due to owning or holding the power to vote 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of March 31, 2014 and December 31, 2014 along with transactions during the nine months ended December 31, 2014 in these Affiliated investments are as follows:

Name of Issue	Fair Value at March 31, 2014	Gross Additions (Cost) ●	Gross Reductions (Cost) ■	Change in Unrealized Gain (Loss)	Fair Value at December 31, 2014	Net Realized Gain (Loss)	Interest/Dividend/ Other Income
AMP Solar Group, Inc., Class A Common Shares	$—	$3,500	$—	$—	$3,500	$—	$—
Aventine Renewable Energy Holdings, Inc., 15.00% (12.00% Cash / 3.00% PIK), 9/23/16	2,405	21	(2,642)	216	—	116	184
Aventine Renewable Energy Holdings, Inc., 10.50% Cash or 15.00% PIK, 9/22/17	8,884	1,481	(15,306)	4,941	—	—	1,503
Aventine Renewable Energy Holdings, Inc., 25.00% PIK, 9/24/16	3,769	238	(4,007)	—	—	—	433
Aventine Renewable Energy Holdings, Inc., Common Stock	99	—	(688)	589	—	1,804	—
Aventine Renewable Energy Holdings, Inc., Common Stock Warrants	574	—	(3,996)	3,422	—	9,713	—
Golden Bear Warehouse LLC, Equity	—	1,226	—	(275)	951	—	—
Golden Hill CLO I, LLC, Equity	1,097	60,189	—	1,403	62,689	—	193
Highbridge Loan Management 3-2014, Ltd., Class D Notes, L+500, 1/18/25	4,680	21	(4,659)	(42)	—	(169)	205
Highbridge Loan Management 3-2014, Ltd., Class E Notes, L+600, 1/18/25	2,314	10	—	(179)	2,145	—	129
Highbridge Loan Management 3-2014, Ltd., Subordinated Notes, 1/18/25	7,278	—	(718)	199	6,759	—	492
Ivy Hill Middle Market Credit Fund IX, Ltd, Subordinated Notes, 10/18/25	—	11,375	—	—	11,375	—	—
Jamestown CLO I LTD, Subordinated Notes, 11/5/24	3,828	—	(77)	197	3,948	—	419
MCF CLO I LLC, Class E Notes, L+575, 4/20/23	12,357	14	(12,344)	(27)	—	(107)	215
MCF CLO I LLC, Membership Interests	40,391	—	(2,013)	322	38,700	—	5,440
MCF CLO III LLC, Class E Notes L+445, 1/20/24	11,325	80	—	(185)	11,220	—	541
MCF CLO III LLC, Membership Interests, 1/20/24	38,266	—	(1,404)	2,822	39,684	—	4,691
Renewable Funding Group, Inc. 0.00%, 9/30/15	—	1,000	—	—	1,000	—	—
Renewable Funding Group, Inc., Series B Preferred Stock	—	8,750	(1,169)	1,783	9,364	—	—
Slater Mill Loan Fund LP, LP Certificates	7,361	—	(363)	406	7,404	—	1,075
	$144,628	$87,905	$(49,386)	$15,592	$198,739	$11,357	$15,520
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
As of December 31, 2014, the Company has a 100%, 100%, 26%, 32%, 97%, 98% and 26% equity ownership interest in Golden Bear Warehouse LLC, Golden Hill CLO I, LLC, Highbridge Loan Management, Ltd., Ivy Hill Middle Market Credit Fund IX, Ltd, MCF CLO I LLC, MCF CLO III LLC, and Slater Mill Loan Fund LP, respectively. Investments that the Company owns greater than 25% of the equity and are shown in “Non-Controlled/Affiliated” have governing documents that preclude the Company from controlling management of the entity and therefore the Company has determined that the entity is not a controlled affiliate.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (unaudited) (continued)
December 31, 2014
(in thousands)

(5)
Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Fair value as of March 31, 2014 and December 31, 2014 along with transactions during the nine months ended December 31, 2014 in these Controlled investments are as follows:

Name of Issue	Fair Value at March 31, 2014	Gross Additions (Cost) ●	Gross Reductions (Cost) ■	Change in Unrealized Gain (Loss)	Fair Value at December 31, 2014	Net Realized Gain (Loss)	Interest/Dividend/ Other Income
AMP Solar (UK) Limited, Class A Preference Shares	$—	$30,632	$—	$(193)	$30,439	$—	$157
AMP Solar Group, Inc., 15.000%, 7/7/15	—	3,619	(3,619)	—	—	(57)	53
Generation Brands Holdings, Inc. (Quality Home Brands), Basic Common Stock	1,615	—	—	3,916	5,531	—	—
Generation Brands Holdings, Inc. (Quality Homes Brands), Series H Common Stock	1,345	—	—	3,260	4,605	—	—
Generation Brands Holdings, Inc. (Quality Homes Brands), Series 2L Common Stock	6,582	—	—	15,955	22,537	—	—
LVI Group Investments, LLC, Common Units (formerly known as LVI Services, Inc.)	34,020	1,409	—	(16,155)	19,274	—	88
LVI Parent Corp. (LVI Services, Inc.), 12.50%, 4/20/14	10,200	187	(10,200)	(187)	—	—	269
Merx Aviation Finance, LLC (formerly known as Merx Aviation Finance Holdings II, LLC), (Revolver) 12.00% Funded, 0.00% Unfunded, 10/31/18	282,334	51,750	—	—	334,084	—	29,310
Merx Aviation Finance, LLC (formerly known as Merx Aviation Finance Holdings II, LLC), (Unfunded Revolver) 12.00% Funded, 0.00% Unfunded, 10/31/18	—	—	—	—	—	—	—
Merx Aviation Finance Assets Ireland Limited, Letter of Credit, 2.25%, 9/30/15	—	—	—	—	—	—	21
Merx Aviation Finance Assets Ireland Limited, Letter of Credit, 2.25%, 9/30/15	—	—	—	—	—	—	21
Merx Aviation Finance, LLC (formerly known as Merx Aviation Finance Holdings II, LLC), Partnership Interest	140,465	13,500	—	11,107	165,072	—	—
MSEA Tankers LLC	—	33,000	—	—	33,000	—	—
Playpower Holdings, Inc., Common Stock	53,813	—	—	20,661	74,474	—	187
Playpower Holdings, Inc., Series A Preferred, 14.00% PIK, 11/15/20	51,773	5,655	—	—	57,428	—	5,657
	$582,147	$139,752	$(13,819)	$38,364	$746,444	$(57)	$35,763
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
As of December 31, 2014, the Company has a 100%, 28%, 36%, 100%, 100% and 100% equity ownership interest in AMP Solar (UK) Limited, Generation Brands Holdings, Inc., LVI Group Investments, LLC, Merx Aviation Finance, LLC, MSEA Tankers LLC and Playpower Holdings, Inc., respectively.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (unaudited) (continued)
December 31, 2014
(in thousands)

(6)
Aggregate gross unrealized gain for federal income tax purposes is $133,152; aggregate gross unrealized loss for federal income tax purposes is $170,087. Net unrealized loss is $36,935 based on a tax cost of $3,550,950.

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

(12)	Denominated in USD unless otherwise noted, Euro (“€”), British Pound (“£”), and Canadian Dollar (“CAD”).

(13)	Non-income producing security.

(14)	Non-accrual status (see note 2).

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

(18)	The percentage is calculated over net assets.

N/A	Not applicable.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (unaudited) (continued)
 December 31, 2014

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2014
Business Services	15.0%
Aviation	14.2%
Oil and Gas	13.6%
Diversified Investment Vehicle	8.7%
Chemicals	4.4%
Financial Services	4.3%
Distribution	4.0%
Leisure	3.8%
Aerospace and Defense	2.9%
Insurance	2.8%
Healthcare	2.2%
Transportation	2.1%
Education	1.8%
Printing and Publishing	1.8%
Utilities	1.8%
Telecommunications	1.8%
Diversified Service	1.6%
Cargo Transport	1.6%
Buildings and Real Estate	1.2%
Restaurants	1.1%
Packing	1.1%
Mining	1.0%
Home and Office Furnishings and Durable Consumer Products	0.9%
Energy	0.9%
Consumer Products	0.9%
Hotels, Motels, Inns and Gaming	0.9%
Grocery	0.8%
Diversified Natural Resources, Precious Metals and Minerals	0.8%
Environmental Services	0.6%
Containers, Packaging, and Glass	0.4%
Broadcasting & Entertainment	0.4%
Finance	0.3%
Electronics	0.1%
Media	0.1%
Cable Television	0.1%
Total Investments	100.0%

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS March 31, 2014 (in thousands)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—134.1% (17)	Interest Rate	Maturity Date	Industry	Par Amount (10)	Cost	Fair Value (1)
CORPORATE DEBT—125.9%
SECURED DEBT—80.0%
1st Lien Secured Debt—32.5%
Archroma (15)	9.50% (L+825, 1.25% Floor)	10/1/18	Chemicals	$35,422	$34,762	$35,511
Avanti Communication Group PLC(9)(15)	10.000%	10/1/19	Telecommunications	9,000	9,000	9,608
Aveta, Inc.	9.75% (L+825, 1.50% Floor)	12/12/17	Healthcare	59,951	58,535	60,325
Caza Petroleum, Inc.	12.00% (L+1000, 2.00% Floor)	5/23/17	Oil and Gas	35,000	33,988	33,845
Charming Charlie LLC	9.00% (L+800, 1.00% Floor)	12/24/19	Retail	5,305	5,241	5,315
Confie Seguros Holding II Co., (Revolver) (14)	6.75% (P+350) Funded, 0.50% Unfunded	12/10/18	Insurance	240	240	218
Delta Educational Systems, Inc.	16.00% (8.00% Cash/8.00% PIK)	12/11/16	Education	5,437	5,437	5,437
Endeavour International Corp. (14)(15)	12.000%	3/1/18	Oil and Gas	18,262	17,960	17,760
Endeavour International Corp. (14)(15)	8.25% (L+700, 1.25% Floor)	11/30/17	Oil and Gas	3,157	3,105	3,126
Endeavour International Corp. (14)(15)	8.25% (L+700, 1.25% Floor)	11/30/17	Oil and Gas	4,412	4,338	4,368
Evergreen Tank Solutions, Inc.	9.50% (L+800, 1.50% Floor)	9/28/18	Containers, Packaging, and Glass	41,771	41,260	41,980
Great Bear Petroleum Operating, LLC	12.000%	10/1/17	Oil and Gas	4,464	4,464	4,464
Hunt Companies, Inc.(9)	9.625%	3/1/21	Buildings and Real Estate	41,210	40,701	42,807
Lee Enterprises, Inc(9)(15)	9.500%	3/15/22	Media	25,000	25,000	25,844
Magnetation, LLC (9)	11.000%	5/15/18	Mining	16,400	16,458	18,450
Maxus Capital Carbon SPE I, LLC (Skyonic Corp.)	13.000%	9/18/19	Chemicals	60,000	60,000	60,000
Molycorp, Inc. (15)	10.000%	6/1/20	Diversified Natural Resources, Precious Metals and Minerals	35,849	35,532	35,547
My Alarm Center, LLC (14)	8.50% (L+750, 1.00% Floor)	1/9/18	Business Services	42,614	42,614	42,614
My Alarm Center, LLC (14)	8.50% (L+750, 1.00% Floor)	1/9/18	Business Services	2,930	2,930	2,930
Osage Exploration & Development, Inc. (15)	17.00% (L+1500, 2.00% Floor)	4/27/15	Oil and Gas	20,000	19,752	20,040
Panda Sherman Power, LLC	9.00% (L+750, 1.50% Floor)	9/14/18	Energy	15,000	14,821	15,450
Panda Temple Power, LLC	11.50% (L+1000, 1.50% Floor)	7/17/18	Energy	25,500	25,099	26,169
Pelican Energy, LLC (15)	10.00% (7.00% Cash / 3.00% PIK)	12/31/18	Oil and Gas	19,330	18,634	19,717
Reichhold Holdings International B.V. (15)	10.75% (L+975, 1.00% Floor)	12/19/16	Chemicals	22,500	22,500	22,500
Sand Waves, S.A. (Endeavour Energy UK Limited) (15)	9.750%	12/31/15	Oil and Gas	12,500	12,500	12,500
Southern Pacific Resource Corp. (15)	11.00% (L+1000, 1.00% Floor)	3/29/19	Oil and Gas	9,080	8,808	9,216
Spotted Hawk Development, LLC (15)	14.00% (13.00% Cash/1.00% PIK)	6/30/16	Oil and Gas	24,308	23,712	23,615
Sunrun Solar Owner IX, LLC	9.079%	12/31/24	Energy	3,622	3,466	3,467

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (continued) March 31, 2014 (in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—134.1% (17)	Interest Rate	Maturity Date	Industry	Par Amount (10)	Cost	Fair Value (1)
1st Lien Secured Debt—32.5% (continued)
Travel Leaders Group, LLC	7.00% (L+600, 1.00% Floor)	12/5/18	Business Services	$2,568	$2,414	$2,548
UniTek Global Services, Inc., (Revolver)(14)	10.25% (L+925, 1.00% Floor) Funded, 2.00% Unfunded	4/15/16	Telecommunications	44,802	44,802	44,802
Walter Energy, Inc.(9)(15)	9.500%	10/15/19	Mining	17,000	17,307	17,345
Total 1st Lien Secured Debt					$655,380	$667,518
Unfunded Revolver Obligations—(0.4)%
Avaya, Inc. (8)	L+275 Funded, 0.50% Unfunded	10/26/16	Telecommunications	$36,785	$(5,203)	$(3,035)
BMC Software Inc. (8)	L+400 Funded, 0.50% Unfunded	9/10/18	Business Services	30,760	(3,243)	(2,307)
Confie Seguros Holding II Co. (8)(14)	P+350 Funded, 0.50% Unfunded	12/10/18	Insurance	3,627	(450)	(326)
Laureate Education, Inc. (8)(15)	L+375 Funded, 0.625% Unfunded	6/16/16	Education	28,880	(2,888)	(2,599)
Reichhold Holdings International B.V. (15)	L+600 Funded, 1.50% Unfunded	12/19/16	Chemicals	12,500	—	—
Salix Pharmaceuticals, Ltd. (8)(15)	L+300 Funded, 0.50% Unfunded	1/2/19	Healthcare	25,000	(1,923)	(125)
UniTek Global Services Inc., (14)	L+925 Funded, 2.00% Unfunded	4/15/16	Telecommunications	18,052	—	—
Total Unfunded Revolver Obligations					$(13,707)	$(8,392)

Letters of Credit— (0.0)%
Confie Seguros Holding II Co., Letter of Credit (8)(14)	4.500%	10/27/14	Insurance	$600	$—	$(54)
Confie Seguros Holding II Co., Letter of Credit (8)(14)	4.500%	1/13/15	Insurance	33	—	(3)
UniTek Global Services Inc., Letter of Credit (14)	9.250%	3/26/15	Telecommunications	3,000	—	—
UniTek Global Services Inc., Letter of Credit (14)	9.250%	3/18/15	Telecommunications	1,000	—	—
UniTek Global Services Inc., Letter of Credit (14)	9.250%	3/18/15	Telecommunications	2,700	—	—
UniTek Global Services Inc., Letter of Credit (14)	9.250%	12/15/14	Telecommunications	5,446	—	—
Total Letters of Credit					$—	$(57)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (continued) March 31, 2014 (in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—134.1% (17)	Interest Rate	Maturity Date	Industry	Par Amount (10)	Cost	Fair Value (1)
2nd Lien Secured Debt—47.9%
Active Network, Inc.	9.50% (L+850, 1.00% Floor)	11/15/21	Business Services	$25,000	$24,879	$25,344
Applied Systems, Inc.	7.50% (L+650, 1.00% Floor)	1/24/22	Business Services	9,110	9,043	9,281
Aptean, Inc.	8.50% (L+750, 1.00% Floor)	2/26/21	Business Services	11,322	11,153	11,478
Armor Holdings, Inc. (American Stock Transfer and Trust Company)	10.25% (L+900, 1.25% Floor)	12/26/20	Financial Services	8,000	7,851	8,000
Asurion Corporation	8.50% (L+750, 1.00% Floor)	3/3/21	Insurance	90,400	89,050	93,413
Bennu Oil & Gas, LLC	10.25% (L+900, 1.25% Floor)	11/1/18	Oil and Gas	8,999	8,927	9,123
BJ's Wholesale Club, Inc	8.50% (L+750, 1.00% Floor)	3/26/20	Retail	20,000	19,904	20,537
Brock Holdings III, Inc.	10.00% (L+825, 1.75% Floor)	3/16/18	Environmental Services	19,500	19,245	19,805
Confie Seguros Holding II Co.	10.25% (L+900, 1.25% Floor)	5/8/19	Insurance	27,344	27,096	27,566
Consolidated Precision Products Corp.	8.75% (L+775, 1.00% Floor)	4/30/21	Aerospace and Defense	8,940	8,897	9,096
Del Monte Foods Co	8.25% (L+725, 1.00% Floor)	8/18/21	Beverage, Food, and Tobacco	12,140	12,019	12,110
Deltek, Inc.	10.00% (L+875, 1.25% Floor)	10/10/19	Business Services	27,273	27,023	27,887
Elements Behavioral Health, Inc.	9.25% (L+825, 1.00% Floor)	2/11/20	Healthcare	9,500	9,407	9,500
Flexera Software LLC	8.00% (L+700, 1.00% Floor)	4/2/21	Business Services	7,000	6,965	7,053
Garden Fresh Restaurant Corp. (14)	7.25% (L+575 PIK, 1.50% Floor)	1/1/19	Restaurants	7,661	5,618	5,210
Garden Fresh Restaurant Corp. (14)	14.50% (L+1300 PIK, 1.50% Floor)	1/1/19	Restaurants	34,513	32,326	30,716
GCA Services Group, Inc.	9.25% (L+800, 1.25% Floor)	11/1/20	Diversified Service	22,838	22,940	23,194
Grocery Outlet, Inc.	10.50% (L+925, 1.25% Floor)	6/17/19	Grocery	8,674	8,526	8,847
HD Vest Inc. (15)	9.25% (L+800, 1.25% Floor)	6/18/19	Financial Services	9,396	9,290	9,302
Healogics, Inc.	9.25% (L+800, 1.25% Floor)	2/5/20	Healthcare	10,000	10,109	10,242
IMG Worldwide, Inc.	8.25% (L+725, 1.00% Floor)	3/21/22	Leisure	2,167	2,145	2,199
Insight Pharmaceuticals, LLC	13.25% (L+1175, 1.50% Floor)	8/25/17	Consumer Products	15,448	15,243	15,139
Kronos, Inc.	9.75% (L+850, 1.25% Floor)	4/30/20	Business Services	92,516	91,531	96,332
Landslide Holdings, Inc.	8.25% (L+725, 1.00% Floor)	2/25/21	Business Services	5,630	5,588	5,672
Learfield Communications, Inc.	8.75% (L+775, 1.00% Floor)	10/8/21	Media	15,000	14,856	15,375
Miller Energy Resources, Inc. (15)	11.75% (L+975, 2.00% Floor)	2/3/18	Oil and Gas	87,500	85,804	85,750

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (continued) March 31, 2014 (in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—134.1% (17)	Interest Rate	Maturity Date	Industry	Par Amount (10)		Cost	Fair Value (1)
2nd Lien Secured Debt—47.9% (continued)
Ranpak Corp.	8.50% (L+725, 1.25% Floor)	4/23/20	Packaging		$22,000	$21,802	$22,522
River Cree Enterprises LP (9)(15)	11.000%	1/20/21	Hotels, Motels, Inns and Gaming	CAD	33,000	31,110	31,767
SESAC Holdco II LLC	10.00% (L+875, 1.25% Floor)	4/9/14	Broadcasting & Entertainment		$10,750	10,758	10,978
Sprint Industrial Holdings, LLC	11.25% (L+1000, 1.25% Floor)	11/14/19	Containers, Packaging, and Glass		14,163	13,928	14,305
SquareTwo Financial Corp. (Collect America, Ltd.) (15)	11.625%	4/1/17	Financial Services		61,079	59,929	61,690
Stadium Management Corp	9.25% (L+825, 1.00% Floor)	2/27/21	Business Services		19,900	19,900	20,348
Tectum Holdings, Inc.	10.25% (P+700, 3.25% Floor)	3/12/19	Auto Sector		17,670	17,582	17,626
Transfirst Holdings, Inc.	7.50% (L+650, 1.00% Floor)	6/27/18	Financial Services		59,750	59,601	60,422
TriMark USA, LLC	10.00% (L+900, 1.00% Floor)	8/12/19	Distribution		27,000	26,470	27,338
U.S. Renal Care, Inc. (14)	10.25% (L+900, 1.25% Floor)	1/3/20	Healthcare		11,927	11,980	12,195
U.S. Renal Care, Inc. (14)	8.50% (L+750, 1.00% Floor)	7/3/20	Healthcare		12,120	11,930	12,325
Velocity Technology Solutions, Inc.	9.00% (L+775, 1.25% Floor)	9/28/20	Business Services		16,500	16,170	16,170
Vertafore, Inc.	9.75% (L+825, 1.50% Floor)	10/27/17	Business Services		50,436	50,167	51,397
Walter Energy, Inc. (9)(15)	11.000%	4/1/20	Mining		27,798	26,308	25,192
Total 2nd Lien Secured Debt						$963,070	$982,446
TOTAL SECURED DEBT						$1,604,743	$1,641,515

UNSECURED DEBT—45.9%
Altegrity, Inc. (14)	0.000% (12.5% effective)	8/2/16	Diversified Service		$3,545	$2,664	$957
Altegrity, Inc. (9)(14)	12.000%	11/1/15	Diversified Service		14,667	14,667	13,567
American Energy - Utica, LLC (9)	3.500%	3/1/21	Oil and Gas		10,868	10,868	11,031
American Tire Distributors, Inc. (9)(14)	11.500%	6/1/18	Distribution		25,000	25,000	25,700
American Tire Distributors, Inc. (14)	11.500%	6/1/18	Distribution		40,000	39,321	41,120
Artsonig Pty Ltd (9)(15)	11.500%	4/1/19	Transportation		20,000	19,701	20,025
BCA Osprey II Limited (British Car Auctions) (14)(15)	12.50% PIK	8/17/17	Transportation		€12,721	17,489	18,102
BCA Osprey II Limited (British Car Auctions) (14)(15)	12.50% PIK	8/17/17	Transportation		£20,948	33,173	36,058
Ceridian Corp. (9)(14)	11.000%	3/15/21	Diversified Service		$34,000	34,000	39,335
Ceridian Corp. (14)	11.250%	11/15/15	Diversified Service		35,800	35,800	36,154
Ceridian Corp. (14)	12.25% Cash (12.25% Cash or 13.00% PIK)	11/15/15	Diversified Service		14,420	14,420	14,562
CRC Health Corp.	10.750%	2/1/16	Healthcare		13,000	13,079	13,077
Delta Educational Systems, Inc.	16.00% (10.00% Cash/6.00% PIK)	5/12/17	Education		21,684	21,353	20,708
Denver Parent Corp. (Venoco) (9)	12.250%	8/15/18	Oil and Gas		15,000	14,633	15,150
Energy & Exploration Partners, Inc. (14)	15.000%	4/8/18	Oil and Gas		25,000	22,410	23,750

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (continued) March 31, 2014 (in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—134.1% (17)	Interest Rate	Maturity Date	Industry	Par Amount (10)	Cost	Fair Value (1)
UNSECURED DEBT—45.9% (continued)
Energy & Exploration Partners, Inc. (14)	15.000%	12/12/18	Oil and Gas	$4,464	$4,263	$4,241
Energy & Exploration Partners, Inc. (14)	15.000%	12/12/18	Oil and Gas	2,679	2,469	2,545
Energy & Exploration Partners, Inc. (14)	15.000%	3/27/19	Oil and Gas	8,036	7,650	7,634
Exova Limited (14)(15)	10.50%	5/20/14	Business Services	£4,655	6,606	8,537
Exova Limited (9)(14)(15)	10.50%	5/20/14	Business Services	18,000	28,165	33,010
First Data Corp. (14)	10.625%	6/15/21	Financial Services	$10,000	10,000	11,288
First Data Corp. (14)	11.250%	1/15/21	Financial Services	67,000	66,977	76,548
First Data Corp. (14)	12.625%	1/15/21	Financial Services	5,000	5,641	5,963
inVentiv Health, Inc. (9)	11.000%	8/15/18	Healthcare	106,500	106,500	98,646
My Alarm Center, LLC	16.25% (12.00% Cash/4.25%PIK)	7/9/18	Business Services	4,101	4,101	4,101
Niacet Corporation	13.000%	8/28/18	Chemicals	12,500	12,500	12,625
PetroBakken Energy Ltd. (9)(15)	8.625%	2/1/20	Oil and Gas	44,082	44,390	44,206
Prospect Holding Company LLC (9)	10.250%	10/1/18	Financial Services	20,000	19,106	19,450
Radio One, Inc. (9)(15)	9.250%	2/15/20	Broadcasting & Entertainment	14,804	14,804	15,778
Symbion, Inc.	11.000%	8/23/15	Healthcare	8,488	8,501	8,538
Tervita Corporation (9)(15)	10.875%	2/15/18	Environmental Services	22,438	21,739	22,662
U.S. Security Associates Holdings, Inc.	11.000%	7/28/18	Business Services	135,000	135,000	139,590
Univar, Inc.	10.500%	6/30/18	Distribution	20,000	20,000	19,960
Varietal Distribution (9)(14)	10.750%	6/30/17	Distribution	22,204	21,908	22,426
Varietal Distribution (9)(14)	10.750%	6/30/17	Distribution	€11,574	15,092	16,111
Venoco, Inc.	8.875%	2/15/19	Oil and Gas	$38,050	38,463	38,573
TOTAL UNSECURED DEBT					$912,453	$941,728
TOTAL CORPORATE DEBT					$2,517,196	$2,583,243

STRUCTURED PRODUCTS AND OTHER—3.9%
Craft 2013-1, Credit Linked Note (15)	9.49% (L+925)	4/17/22	Diversified Investment Vehicle	$20,000	$20,000	$19,802
Dark Castle Holdings, LLC	N/A	N/A	Media	25,302	2,094	3,077
JP Morgan Chase & Co., Credit-Linked Note (15)	12.50% (L+1225)	12/20/21	Diversified Investment Vehicle	43,250	43,010	42,935
Renaissance Umiat, LLC, ACES (13)(14)(15)	N/A	N/A	Oil and Gas	—	7,153	7,799
Renaissance Umiat, LLC, ACES (13)(14)(15)	N/A	N/A	Oil and Gas	—	6,351	6,391
TOTAL STRUCTURED PRODUCTS AND OTHER					$78,608	$80,004

PREFERRED EQUITY—2.0%				Shares
CA Holding, Inc. (Collect America, Ltd.), Series A Preferred Stock (11)(15)	N/A	N/A	Financial Services	7,961	$788	$1,592
Crowley Holdings, Series A Preferred Stock	12.00% (10.00% Cash / 2.00% PIK)	N/A	Cargo Transport	22,500	22,623	22,620
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Preferred Stock (12)	13.50% PIK	N/A	Education	12,360	27,685	13,802
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Preferred Stock (12)	12.50% PIK	N/A	Education	332,500	6,863	—
Varietal Distribution Holdings, LLC, Class A Preferred Unit	8.00% PIK	N/A	Distribution	3,097	5,288	3,275
TOTAL PREFERRED EQUITY					$63,247	$41,289

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (continued) March 31, 2014 (in thousands, except shares and warrants)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—134.1% (17)	Interest Rate	Maturity Date	Industry	Shares	Cost	Fair Value (1)
EQUITY—2.3%
Common Equity/Interests—1.8%
Accelerate Parent Corp. (American Tire Distributors), Common Stock (11)	N/A	N/A	Distribution	3,225,514	$3,276	$4,710
AHC Mezzanine, LLC (Advanstar), Common Stock (11)	N/A	N/A	Media	25,016	1,063	350
Altegrity Holding Corp., Common Stock (11)	N/A	N/A	Diversified Service	353,399	13,797	—
CA Holding, Inc. (Collect America, Ltd.), Series A Common Stock (11)(15)	N/A	N/A	Financial Services	25,000	2,500	1,380
CA Holding, Inc. (Collect America, Ltd.), Series AA Common Stock (11)(15)	N/A	N/A	Financial Services	4,294	430	859
Caza Petroleum, Inc., Net Profits Interest (11)	N/A	N/A	Oil and Gas	—	940	946
Caza Petroleum, Inc., Overriding Royalty Interest (11)	N/A	N/A	Oil and Gas	—	265	228
Clothesline Holdings, Inc. (Angelica Corporation), Common Stock (11)	N/A	N/A	Healthcare	6,000	6,000	3,282
Explorer Coinvest, LLC (Booz Allen), Common Stock (11)(15)	N/A	N/A	Business Services	340,090	2,603	6,958
Garden Fresh Restaurant Holdings, LLC., Common Stock (11)	N/A	N/A	Restaurants	50,000	5,000	138
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Common Stock (11)	N/A	N/A	Education	17,500	175	—
GS Prysmian Co-Invest L.P. (Prysmian Cables & Systems), Limited Partnership (2)(3)(11)(15)	N/A	N/A	Manufacturing	—	—	17
JV Note Holdco, LLC (DSI Renal Inc.), Common Equity / Interest (11)	N/A	N/A	Healthcare	9,303	85	—
Pelican Energy, LLC, Net Profit Interest (11)(15)	N/A	N/A	Oil and Gas	696,656	697	477
RC Coinvestment, LLC (Ranpak Corp.), Common Stock (11)	N/A	N/A	Packaging	50,000	5,000	7,674
Sorenson Communications Holdings, LLC, Class A, Common Stock (11)	N/A	N/A	Consumer Products	454,828	45	61
Univar Inc., Common Stock (11)	N/A	N/A	Distribution	900,000	9,000	9,680
Varietal Distribution Holdings, LLC, Class A Common Unit (11)	N/A	N/A	Distribution	28,028	28	—
Total Common Equity/Interests					$50,904	$36,760

Warrants—0.5%				Warrants
CA Holding, Inc. (Collect America, Ltd.), Common Stock Warrants (11)(15)	N/A	N/A	Financial Services	7,961	$8	$—
Energy & Exploration Partners, Inc., Common Stock Warrants (11)	N/A	N/A	Oil and Gas	60,778	2,374	1,829
Fidji Luxco (BC) S.C.A., Common Stock Warrants (2)(11)(15)	N/A	N/A	Electronics	18,113	182	5,069
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Common Stock (11)	N/A	N/A	Education	9,820	98	—
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Class A-1 Preferred Stock Warrants (11)	N/A	N/A	Education	45,947	459	—
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Class B-1 Preferred Stock Warrants (11)	N/A	N/A	Education	104,314	1,043	—
Osage Exploration & Development, Inc., Common Stock Warrants (11)(15)	N/A	N/A	Oil and Gas	1,496,843	—	1,398
Spotted Hawk Development, LLC, Common Stock Warrants (11)(15)	N/A	N/A	Oil and Gas	54,545	852	2,304
Total Warrants					$5,016	$10,600
TOTAL EQUITY					$55,920	$47,360
Total Investments in Non-Controlled/ Non-Affiliated Investments					$2,714,971	$2,751,896

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (continued) March 31, 2014 (in thousands, except shares and warrants)

INVESTMENTS IN NON-CONTROLLED/AFFILIATED INVESTMENTS—7.0%(4)(17)	Interest Rate	Maturity Date	Industry	Par Amount (10)	Cost	Fair Value (1)
CORPORATE DEBT—0.7%
SECURED DEBT—0.7%
1st Lien Secured Debt—0.7%
Aventine Renewable Energy Holdings, Inc. (4)(14)	15.00% (12.00% Cash/3.00% PIK)	9/23/16	Chemicals	$2,737	$2,621	$2,405
Aventine Renewable Energy Holdings, Inc. (4)(14)	15.00% PIK or 10.50% Cash	9/22/17	Chemicals	14,068	16,391	8,884
Aventine Renewable Energy Holdings, Inc. (4)(14)	25.00% PIK	9/24/16	Chemicals	3,769	3,769	3,769
Total 1st Lien Secured Debt					$22,781	$15,058
TOTAL SECURED DEBT					$22,781	$15,058
TOTAL CORPORATE DEBT					$22,781	$15,058

STRUCTURED PRODUCTS AND OTHER—6.3%
Golden Hill CLO I, LLC, Equity (4)(15)(16)	N/A	N/A	Diversified Investment Vehicle	$1,097	$1,631	$1,097
Highbridge Loan Management 3-2014, Ltd., Class D Notes (4)(14)(15)(16)	5.22% (L+500)	1/18/25	Diversified Investment Vehicle	5,000	4,638	4,680
Highbridge Loan Management 3-2014, Ltd., Class E Notes (4)(14)(15)(16)	6.22% (L+600)	1/18/25	Diversified Investment Vehicle	2,485	2,263	2,314
Highbridge Loan Management 3-2014, Ltd., Subordinated Notes (4)(14)(15)(16)	N/A	1/18/25	Diversified Investment Vehicle	8,163	7,527	7,278
Jamestown CLO I LTD, Subordinated Notes (4)(15)(16)	N/A	11/5/24	Diversified Investment Vehicle	4,325	3,553	3,828
MCF CLO I LLC, Class E Notes (4)(15)(16)	5.99% (L+575)	4/20/23	Diversified Investment Vehicle	13,000	12,330	12,357
MCF CLO I LLC, Membership Interests (4)(15)(16)	N/A	N/A	Diversified Investment Vehicle	38,918	37,560	40,391
MCF CLO III LLC, Class E Notes (4)(15)(16)	4.81% (L+445)	1/20/24	Diversified Investment Vehicle	12,750	11,349	11,325
MCF CLO III LLC, Membership Interests (4)(15)(16)	N/A	1/20/24	Diversified Investment Vehicle	41,900	39,183	38,266
Slater Mill Loan Fund LP, LP Certificates (4)(15)(16)	N/A	N/A	Diversified Investment Vehicle	8,375	6,222	7,361
TOTAL STRUCTURED PRODUCTS AND OTHER					$126,256	$128,897

EQUITY—0.0%
Common Equity/Interests—0.0%				Shares
Aventine Renewable Energy Holdings, Inc., Common Stock (4)(11)	N/A	N/A	Chemicals	262,036	$688	$99
Total Common Equity/Interests					$688	$99

Warrants—0.0%				Warrants
Aventine Renewable Energy Holdings, Inc., Common Stock Warrants (4)(11)	N/A	N/A	Chemicals	1,521,193	$3,996	$574
Total Warrants					$3,996	$574
TOTAL EQUITY					$4,684	$673
Total Investments in Non-Controlled/Affiliated Investments					$153,721	$144,628

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (continued) March 31, 2014 (in thousands, except shares)

INVESTMENTS IN CONTROLLED INVESTMENTS—28.4%(5)(17)	Interest Rate	Maturity Date	Industry	Par Amount (10)	Cost	Fair Value (1)
CORPORATE DEBT—14.3%
SECURED DEBT—14.3%
1st Lien Secured Debt—13.8%
Merx Aviation Finance Holdings II, LLC (Revolver) (5)	12.00% Funded, 0.00% Unfunded	10/31/18	Aviation	$282,334	$282,334	$282,334
Total 1st Lien Secured Debt					$282,334	$282,334

Unfunded Revolver Obligation—0.0%
Merx Aviation Finance Holdings II, LLC (5)	12.00% Funded, 0.00% Unfunded	10/31/18	Aviation	$117,666	$—	$—
Total Unfunded Revolver Obligation					$—	$—

Letters of Credit—0.0%
Merx Aviation Finance Assets Ireland Limited, LLC, Letter of Credit (5)	2.250%	9/30/14	Aviation	$1,800	$—	$—
Merx Aviation Finance Assets Ireland Limited, LLC, Letter of Credit (5)	2.250%	9/30/14	Aviation	1,800	—	—
Total Letters of Credit					$—	$—

2nd Lien Secured Debt—0.5%
LVI Parent Corp. (LVI Services, Inc.) (5)	12.500%	4/20/14	Environmental Services	$10,000	$10,013	$10,200
Total 2nd Lien Secured Debt					$10,013	$10,200
TOTAL SECURED DEBT					$292,347	$292,534
TOTAL CORPORATE DEBT					$292,347	$292,534

PREFERRED EQUITY—2.5%				Shares
Playpower Holdings, Inc., Series A Preferred (5)	14.00% PIK	11/15/20	Leisure	49,178	$51,773	$51,773
TOTAL PREFERRED EQUITY					$51,773	$51,773

EQUITY—11.6%
Common Equity/Interests—11.6%				Shares
Generation Brands Holdings, Inc. (Quality Home Brands), Basic Common Stock (5)(11)	N/A	N/A	Home and Office Furnishings and Durable Consumer Products	9,007	$—	$1,615
Generation Brands Holdings, Inc. (Quality Home Brands), Series H Common Stock (5)(11)	N/A	N/A	Home and Office Furnishings and Durable Consumer Products	7,500	2,297	1,345
Generation Brands Holdings, Inc. (Quality Home Brands), Series 2L Common Stock (5)(11)	N/A	N/A	Home and Office Furnishings and Durable Consumer Products	36,700	11,242	6,582
LVI Parent Corp., Common Stock (5)(11)	N/A	N/A	Environmental Services	14,981	16,097	34,020
Merx Aviation Finance Holdings II, LLC, Partnership Interest (5)(11)	N/A	N/A	Aviation	—	138,582	140,465
Playpower Holdings, Inc., Common Stock (5)(11)	N/A	N/A	Leisure	1,000	77,722	53,813
Total Common Equity/Interests					$245,940	$237,840
TOTAL EQUITY					$245,940	$237,840
Total Investments in Controlled Investments					$590,060	$582,147
Total Investments—169.5%(6)(7)					$3,458,752	$3,478,671
Liabilities in Excess of Other Assets—(69.5)%						$(1,427,061)
Net Assets—100.0%						$2,051,611

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
As of March 31, 2014, the Company has a 13%, 26%, 100%, 9%, 97%, 98%, and 26% equity ownership interest in Aventine Renewable Energy Holdings, Inc., Highbridge Loan Management, Ltd, Golden Hill CLO I, LLC, Jamestown CLO I LTD, MCF CLO I LLC, MCF CLO III LLC, and Slater Mill Loan Fund LP, respectively. Investments that the Company owns greater than 25% of the equity and are shown in “Non-Controlled/Affiliated” have governing documents that preclude the Company from controlling management of the entity and therefore the Company has determined that the entity is not a controlled affiliate.

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

(10)	Denominated in USD unless otherwise noted, Euro (“€”), British Pound (“£”), and Canadian Dollar (“CAD”).

(11)	Non-income producing security.

(12)	Non-accrual status (see note 2).

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

(16)
Denotes investments where the governing documents of the entity preclude the Company from controlling management of the entity and accordingly the Company has determined that the entity is not a controlled affiliate.

(17)	The percentage is calculated over net assets.

N/A	Not applicable.

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
Apollo Investment commenced operations on April 8, 2004 when it received net proceeds of $870,000 from its initial public offering by selling 62 million shares of common stock at a price of $15.00 per share. Since then, and through December 31, 2014, we have raised approximately $2,210,099 in net proceeds from additional offerings of common stock.
Note 2. Significant Accounting Policies
The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.
Basis of Presentation and Use of Estimates
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification (“ASC”) 946. In accordance with Regulation S-X, the Company generally will not consolidate its interest in any company other than in investment company subsidiaries and controlled operating companies substantially all of whose business consists of providing services to the Company. Consequently, the Company has not consolidated special purpose entities through which the special purpose entity acquires and holds investments subject to financing with third parties. As of December 31, 2014, the Company did not have any subsidiaries or controlled operating companies that were consolidated (see additional information within note 5).
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
Interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 or 10 of Regulation S-X, as appropriate. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair statement of financial statements for the interim period, have been included. These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended March 31, 2014. Certain amounts have been reclassified on the Statement of Operations. Included in $2,730 of interest income from non-controlled/affiliated investments for the nine months ended December 31, 2013 is $263 previously classified as interest income from controlled investments. Included in $15,528 of dividend income from non-controlled/affiliated investments for the nine months ended December 31, 2013 is $4,825 previously classified as dividend income from controlled investments.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share amounts)

Fair Value Measurements
The Company follows guidance in ASC 820, Fair Value Measurement, where fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are determined within a framework that establishes a three-tier hierarchy which maximizes the use of observable market data and minimizes the use of unobservable inputs to establish a classification of fair value measurements for disclosure purposes. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk, such as the risk inherent in a particular valuation technique used to measure fair value using a pricing model and/or the risk inherent in the inputs for the valuation technique. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company's own assumptions about the assumptions market participants would use in pricing the asset or liability based on the information available. The inputs or methodology used for valuing assets or liabilities may not be an indication of the risks associated with investing in those assets or liabilities. Under procedures established by our board of directors, we value investments, including certain secured debt, unsecured debt, and other debt securities with maturities greater than 60 days, for which market quotations are readily available at such market quotations (unless they are deemed not to represent fair value). We attempt to obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker or a primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. If and when market quotations are unavailable or are deemed not to represent fair value, we typically utilize independent third party valuation firms to assist us in determining fair value. Accordingly, such investments go through our multi-step valuation process as described below. In each case, our independent third party valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations for such investments. Debt investments with remaining maturities of 60 days or less may each be valued at cost with interest accrued or discount amortized to the date of maturity, unless such valuation, in the judgment of our investment adviser, does not represent fair value. In this case, such investments shall be valued at fair value as determined in good faith by or under the direction of our board of directors, using market quotations where available. Investments that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of our board of directors. Such determination of fair values may involve subjective judgments and estimates.
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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company's capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share amounts)

does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity), and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. As of December 31, 2014, there has been no change to the Company’s valuation techniques and related inputs considered in the valuation process.
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
The Company records as interest or dividend income the accretable yield from its beneficial interests in structured products such as CLOs based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. Such assumptions include the rate and timing of principal and interest receipts (which may be subject to prepayments and defaults) of the underlying pools of assets. These assumptions are updated on at least a quarterly basis to reflect changes related to a particular security, actual historical data, and market changes. A structured product investment typically has an underlying pool of assets. Payments on

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share amounts)

structured product investments are payable solely from the cash flows from such assets. As such, any unforeseen event in these underlying pools of assets might impact the expected recovery of principal and future accrual of income.
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
Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.
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
Debt Issuance Costs
The Company records origination and other expenses related to its debt obligations as deferred financing costs in the Statement of Assets and Liabilities. These expenses are deferred and amortized using the straight-line method over the stated life of the obligation, which approximates the effective yield method.
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
The accrual of this theoretical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no accrual for the nine months ended December 31, 2014 and 2013. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (“Advisers Act”) or the Investment Advisory Agreement and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the Investment Advisory Agreement, which specifically excludes consideration of unrealized capital gain.
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

For the three and nine months ended December 31, 2014, the Company recognized $18,755 and $55,744, respectively, of base management fees and $13,215 and $41,075, respectively, of performance-based incentive fees. For the three and nine months ended December 31, 2013, the Company recognized $15,932 and $46,044, respectively, of base management fees and $11,469 and $35,464, respectively, of performance-based incentive fees. For the three and nine months ended December 31, 2014, total management fees waived were $2,194 and $7,143, respectively. For the three and nine months ended December 31, 2013, total management fees waived were $1,963 and $4,930, respectively. For the three and nine months ended December 31, 2014, total incentive fees waived were $1,546 and $4,791, respectively. For the three and nine months ended December 31, 2013, total incentive fees waived were $1,412 and $3,745, respectively.

The amount of the deferred incentive fees for the three and nine months ended December 31, 2014 is $1,796 and $4,266, respectively. The amount of the deferred incentive fees for the three and nine months ended December 31, 2013 is $1,469 and $3,098, respectively. The cumulative incentive fee on PIK income included in management and performance-based incentive fee payable line of the Statement of Assets and Liabilities at December 31, 2014 and March 31, 2014 is $11,074 and $6,936, respectively.
The Company has also entered into an Administration Agreement with the Administrator under which the Administrator provides administrative services for the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred and requested to be reimbursed by the Administrator in performing its obligations under the Administration Agreement. These expenses include rent and the Company’s allocable

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share amounts)

portion of its chief financial officer, chief compliance officer, and their respective staffs. The Administrator will also provide, on our behalf, managerial assistance to those portfolio companies to which the Company is required to provide such assistance. For the three and nine months ended December 31, 2014, the Company recognized expenses under the Administration Agreement of $1,863 and $4,821, respectively. For the three and nine months ended December 31, 2013, the Company recognized expenses under the Administration Agreement of $1,410 and $3,616, respectively.

Merx Aviation Finance, LLC (“Merx”), a wholly-owned portfolio company of the Company, has also entered into an administration agreement (“Merx Administration Agreement”) with the Administrator under which the Administrator provides administrative services to Merx for an annual fee of $150. The fee received from Merx by the Company is included in expense reimbursements in the Statement of Operations. For the three and nine months ended December 31, 2014, the Company recognized expense reimbursements of $37 and $112, respectively, under the Merx Administration Agreement. For the three and nine months ended December 31, 2013, the Company did not recognize any expense reimbursements under the Merx Administration Agreement.

The Company has also entered into an expense reimbursement agreement with Merx Aviation Finance Assets Ireland Limited, a subsidiary of Merx that will reimburse the Company for reasonable out-of-pocket expenses incurred, including any interest, fees or other amounts incurred by the Company in connection with letters of credit issued on its behalf. For the three and nine months ended December 31, 2014, the Company recognized expenses that were reimbursed under the expense reimbursement agreement of $21 and $62 respectively. For the three and nine months ended December 31, 2013, the Company recognized expenses that were reimbursed under the expense reimbursement agreement of $21 and $29 respectively.
Note 4. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC 260-10, for the three and nine months ended December 31, 2014 and December 31, 2013, respectively:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Earnings (loss) per share — basic Numerator for increase (decrease) in net assets per share:	$(19,452)	$105,738	$87,152	$200,967
Denominator for basic weighted average shares:	236,741,351	224,741,351	236,741,351	220,848,078
Basic earnings (loss) per share:	$(0.09)	$0.47	$0.36	$0.90
Earnings (loss) per share — diluted (1) Numerator for increase (decrease) in net assets per share:	$(19,452)	$105,738	$87,152	$200,967
Adjustment for interest on convertible notes and for incentive fees, net:	2,539	2,548	7,608	7,651
Numerator for increase (decrease) in net assets per share, as adjusted:	$(16,913)	$108,286	$94,760	$208,618
Denominator for weighted average shares, as adjusted for dilutive effect of convertible notes:	251,289,451	239,289,451	251,289,451	235,396,178
Diluted earnings (loss) per share (1)(2):	$(0.09)	$0.45	$0.36	$0.88

(1)
In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. For the three and nine months ended December 31, 2014, anti-dilution would total $0.01 and $0.01, respectively. For the three and nine months ended December 31, 2013, there was no anti-dilution.

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
As of December 31, 2014 and March 31, 2014, the consolidated AIC Holdco had no outstanding assets and liabilities. Below is summarized financial information for AIC Holdco for the nine months ended December 31, 2013. There was no operating activity during the nine months ended December 31, 2014.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share amounts)

Nine Months Ended December 31, 2013
Net Operating Income
Apollo FDC(1)	$1,559
Apollo TXU(1)	692
Apollo Boots(1)	8
Other	4
Total Operating Income	$2,263
Net Realized Gain (Loss)
Apollo FDC	$9,634
Apollo TXU	(10,314)
Total Net Realized Loss	$(680)
Net Change in Unrealized Loss
Apollo FDC	$(11,509)
Apollo TXU	8,936
Total Net Change in Unrealized Loss	$(2,573)
Net Income (Loss)(2)
Apollo FDC	$(316)
Apollo TXU	(686)
Apollo Boots	8
Other	4
Net Loss	$(990)
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

Merx Aviation is considered a significant majority owned subsidiary under SEC Regulation S-X Rule 10-01(b)(1) for the nine months ended December 31, 2014 and under Regulation S-X Rule 4-08(g) for the fiscal year ended March 31, 2014. Based on the S-X 10-01(b)(1) requirements, the summarized consolidated financial information of Merx Aviation is shown below:

	Nine Months Ended December 31, 2014 (unaudited)	Nine Months Ended December 31, 2013 (unaudited)
Net revenue	$42,759	$19,002
Gross profit	$37,708	$15,282
Earnings before taxes	$3,555	$(184)
Net profit (loss)	$3,553	$(188)

Playpower Holdings Inc.—

Playpower Holdings, Inc. and subsidiaries (“Playpower”) are principally engaged in manufacturing a wide range of recreational products including traditional playground equipment, contained playground equipment, polyethylene docks and park amenities.

Playpower is considered a significant majority owned subsidiary under SEC Regulation S-X Rule 10-01(b)(1) for the nine months ended December 31, 2014. Based on the S-X Rule 10-01(b) (1) requirements, the summarized consolidated income statement information of Playpower is shown below:

	Nine Months Ended December 31, 2014 (unaudited)	Nine Months Ended December 31, 2013 (unaudited)
Net sales	$239,364	$186,673
Gross profit	$80,743	$63,658
Earnings before taxes	$9,264	$2,287
Net profit (loss)	$5,363	$99

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share amounts)

Fair Value Measurement and Disclosures
At December 31, 2014, our investments, measured at fair value, were categorized as follows in the fair value hierarchy for ASC 820 purposes:

			Fair Value Measurement at Reporting Date Using:
Description	Cost	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Secured Debt	$2,184,812	$2,131,166	$—	$526,310	$1,604,856
Unsecured Debt	567,831	525,368	—	135,768	389,600
Structured Products and Other	339,045	356,195	—	—	356,195
Preferred Equity	159,555	137,429	—	—	137,429
Common Equity/Interests	333,313	357,488	—	81	357,407
Warrants	5,016	6,369	—	—	6,369
Total Investments	$3,589,572	$3,514,015	$—	$662,159	$2,851,856

At March 31, 2014, our investments that were measured at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

			Fair Value Measurement at Reporting Date Using:
Description	Cost	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Secured Debt	$1,919,871	$1,949,107	$—	$1,013,424	$935,683
Unsecured Debt	912,453	941,728	—	526,649	415,079
Structured Products and Other	204,864	208,901	—	—	208,901
Preferred Equity	115,020	93,062	—	—	93,062
Common Equity/Interests	297,532	274,699	—	—	274,699
Warrants	9,012	11,174	—	—	11,174
Total Investments	$3,458,752	$3,478,671	$—	$1,540,073	$1,938,598

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share amounts)

The following chart shows the components of change in our investments categorized as Level 3, for the three months ended December 31, 2014:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)*
	Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Beginning Balance, September 30, 2014	$1,364,528	$377,621	$317,378	$108,678	$307,300	$10,771	$2,486,276
Total realized gains (losses) included in earnings	126	(367)	(168)	—	5,349	—	4,940
Total change in unrealized gain (loss) included in earnings	(13,052)	(5,554)	5,495	(2,895)	13,639	(4,402)	(6,769)
Net amortization on investments	2,238	159	125	—	—	—	2,522
Purchases, including capitalized PIK (3)	316,556	54,246	41,573	32,815	42,909	—	488,099
Sales (3)	(260,960)	(40,281)	(8,208)	(1,169)	(11,790)	—	(322,408)
Transfers out of Level 3 (1)	(7,499)	—	—	—	—	—	(7,499)
Transfers into Level 3 (1)	202,919	3,776	—	—	—	—	206,695
Ending Balance, December 31, 2014	$1,604,856	$389,600	$356,195	$137,429	$357,407	$6,369	$2,851,856
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gain (loss) relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gain (loss) on investments in our Statement of Operations.	$(13,050)	$(10,306)	$5,425	$(2,895)	$18,643	$(4,402)	$(6,585)
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

(2)	Includes unfunded revolver obligations and letters of credit measured at fair value of $(5,404).

(3)	Includes reorganizations and restructurings.

*	Pursuant to fair value measurement and disclosure guidance, the Company currently categorizes investments by class as shown above.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share amounts)

The following chart shows the components of change in our investments categorized as Level 3, for the nine months ended December 31, 2014:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)*
	Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Beginning Balance, March 31, 2014	$935,683	$415,079	$208,901	$93,062	$274,699	$11,174	$1,938,598
Total realized gains (losses) included in earnings	622	(2,119)	(276)	—	(5,819)	9,713	2,121
Total change in unrealized gain (loss) included in earnings	(8,670)	(9,580)	13,113	(167)	46,926	(809)	40,813
Net amortization on investments	3,862	663	239	—	—	—	4,764
Purchases, including capitalized PIK (3)	855,185	65,049	168,265	45,703	57,097	—	1,191,299
Sales (3)	(366,133)	(102,038)	(34,047)	(1,169)	(15,496)	(13,709)	(532,592)
Transfers out of Level 3 (1)	—	—	—	—	—	—	—
Transfers into Level 3 (1)	184,307	22,546	—	—	—	—	206,853
Ending Balance, December 31, 2014	$1,604,856	$389,600	$356,195	$137,429	$357,407	$6,369	$2,851,856
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gain (loss) relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gain (loss) on investments in our Statement of Operations.	$(10,698)	$(15,589)	$14,810	$(167)	$53,662	$(4,231)	$37,787
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

(2)	Includes unfunded revolver obligations and letters of credit measured at fair value of $(5,404).

(3)	Includes reorganizations and restructurings.

*	Pursuant to fair value measurement and disclosure guidance, the Company currently categorizes investments by class as shown above.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share amounts)

The following chart shows the components of change in our investments categorized as Level 3, for the three months ended December 31, 2013:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)*
	Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Beginning Balance, September 30, 2013	$619,374	$377,020	$180,453	$13,151	$212,755	$13,723	$1,416,476
Total realized gains (losses) included in earnings	(5,414)	1,279	321	99	10,542	—	6,827
Total change in unrealized gain (loss) included in earnings	8,191	2,881	5,437	4,506	(10,033)	101	11,083
Net amortization on investments	316	295	90	—	—	—	701
Purchases, including capitalized PIK	195,478	12,514	71,887	71,780	511	76	352,246
Sales	(112,014)	(49,407)	(26,928)	(98)	(15,928)	—	(204,375)
Transfers out of Level 3 (1)	(161,833)	—	—	—	—	—	(161,833)
Transfers into Level 3 (1)	170,186	—	—	—	—	—	170,186
Ending Balance, December 31, 2013	$714,284	$344,582	$231,260	$89,438	$197,847	$13,900	$1,591,311
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gain (loss) relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gain (loss) on investments in our Statement of Operations	$2,504	$4,454	$4,821	$4,505	$604	$101	$16,989
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

(2)	Includes unfunded revolver obligations and letters of credit measured at fair value of $(8,096).

*	Pursuant to fair value measurement and disclosure guidance, the Company currently categorizes investments by class as shown above.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share amounts)

The following chart shows the components of change in our investments categorized as Level 3, for the nine months ended December 31, 2013:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)*
	Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Beginning Balance, March 31, 2013	$640,809	$631,047	$185,995	$11,550	$162,580	$9,273	$1,641,254
Total realized gains (losses) included in earnings	(27,698)	(41,941)	(4,461)	98	10,542	—	(63,460)
Total change in unrealized gain (loss) included in earnings	34,002	40,818	2,166	5,910	10,299	(1,677)	91,518
Net amortization on investments	486	1,338	238	—	—	—	2,062
Purchases, including capitalized PIK	543,419	93,077	171,169	71,978	36,738	6,304	922,685
Sales	(377,466)	(241,418)	(95,611)	(98)	(22,312)	—	(736,905)
Transfers out of Level 3 (1)	(337,985)	(138,339)	(38,728)	—	—	—	(515,052)
Transfers into Level 3 (1)	238,717	—	10,492	—	—	—	249,209
Ending Balance, December 31, 2013	$714,284	$344,582	$231,260	$89,438	$197,847	$13,900	$1,591,311
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gain (loss) relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gain (loss) on investments in our Statement of Operations	$2,810	$5,958	$6,750	$5,909	$19,055	$(1,677)	$38,805
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

(2)	Includes unfunded revolver obligations and letters of credit measured at fair value of $(8,096).

*	Pursuant to fair value measurement and disclosure guidance, the Company currently categorizes investments by class as shown above.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share amounts)

The following tables summarize the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 3 as of December 31, 2014 and March 31, 2014. In addition to the techniques and inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of December 31, 2014	Valuation Techniques/ Methodologies	Unobservable Input	Range		Weighted Average
Secured Debt	761,154	Yield Analysis	Discount Rate	9.4%	19.4%	12.6%
	334,084	Discounted Cash Flow	Discount Rate	12.0%	12.0%	12.0%
	1,000	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	508,618	Broker Quoted	Broker Quote	N/A	N/A	N/A
Unsecured Debt	366,986	Yield Analysis	Discount Rate	10.1%	18.0%	10.7%
	22,614	Broker Quoted	Broker Quote	N/A	N/A	N/A
Structured Products and Other	35,533	Yield Analysis	Discount Rate	11.2%	15.0%	11.5%
	303,047	Discounted Cash Flow	Discount Rate	4.0%	14.0%	12.2%
	17,615	Broker Quoted	Broker Quote	N/A	N/A	N/A
Preferred Equity	23,518	Yield Analysis	Discount Rate	11.0%	11.0%	11.0%
	74,108	Market Comparable Approach	Comparable Multiple	2.2x	12.1x	7.7x
	9,364	Discounted Cash Flow	Discount Rate	19.0%	19.0%	19.0%
	30,439	Option Pricing Model	Expected Volatility	71.6%	71.6%	71.6%
Common Equity/Interests	170,289	Discounted Cash Flow	Discount Rate	12.8%	30.0%	12.9%
	6,063	Other	Illiquidity/Restrictive discount	7.0%	7.0%	7.0%
	148,056	Market Comparable Approach	Comparable Multiple	2.2x	12.1x	8.3x
	33,000	Recent Transaction	Recent Transaction	N/A	N/A	N/A
Warrants	4,450	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	365	Other	Illiquidity/Restrictive discount	20.0%	20.0%	20.0%
	1,553	Market Comparable Approach	Comparable Multiple	5.3x	14.1x	13.8x
Total	$2,851,856
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share amounts)

PIK Interest and Dividends
The Company holds loans and investments, including certain preferred equity investments that may have contractual PIK interest or dividends. PIK interest and dividends computed at the contractual rate are accrued into income and reflected as receivable up to the capitalization date.
PIK income for the three and nine months ended December 31, 2014 and December 31, 2013 is summarized below.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
PIK income for the period	$8,619	$8,417	$24,889	$21,447
Capitalized PIK income for the three and nine months ended December 31, 2014 and December 31, 2013 is summarized below:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
PIK balance at beginning of period	$73,608	$54,991	$58,185	$45,658
Gross PIK income capitalized	7,097	4,119	24,155	21,008
Adjustments due to investment exits	—	—	—	(25)
Proceeds from capitalized PIK investments	(448)	(7,211)	(2,083)	(14,742)
PIK balance at end of period	$80,257	$51,899	$80,257	$51,899

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

As of December 31, 2014, we did not hold any derivative investments and during the three and nine months ended December 31, 2014, we did not enter into any derivative transactions. For the three months ended December 31, 2013, there was no profit and loss activity for derivative instruments. The table below summarizes the effect of derivative instruments on our Statement of Operations for the nine months ended December 31, 2013:

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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share amounts)

Credit Risk-Related Contingent Features

The use of derivatives creates exposure to counterparty credit risk that may result in potential losses in the event that the counterparties to these instruments fail to perform their obligations under the agreements governing such derivatives. The Company seeks to minimize this risk by limiting the Company’s counterparties to major financial institutions with acceptable credit ratings and monitoring positions with individual counterparties. In addition, the Company may be required under the terms of its derivatives agreements to pledge assets as collateral to secure its obligations under the derivatives. The amount of collateral varies over time based on the fair value, notional amount, and remaining term of the derivatives and may exceed the amount owed by the Company on a fair value basis. In the event of a default by a counterparty, the Company would be an unsecured creditor to the extent of any such overcollateralization. At December 31, 2014, there is no cash pledged as collateral.

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
Note 6. Foreign Currency Transactions and Translations
The Company had the following outstanding non-US borrowings on its Senior Secured Facility (as defined in note 9) at December 31, 2014 and March 31, 2014.

	As of December 31, 2014
Foreign Currency	Local Currency	Original Borrowed Value	Current Value	Reset Date	Unrealized Gain/(Loss)
British Pounds	£20,000	$31,555	$31,185	1/12/2015	$370
British Pounds	£23,000	35,984	35,863	1/20/2015	121
British Pounds	£6,600	10,622	10,291	1/30/2015	331
Euros	€19,200	25,803	23,233	1/30/2015	2,570
Canadian Dollars	CAD 65,100	60,245	56,205	1/30/2015	4,040
		$164,209	$156,777		$7,432

	As of March 31, 2014
Foreign Currency	Local Currency	Original Borrowed Value	Current Value	Reset Date	Unrealized Gain/(Loss)
British Pounds	£45,100	$72,078	$75,188	4/30/2014	$(3,110)
Euros	€18,200	24,474	25,084	4/30/2014	(610)
Euros	€9,500	12,680	13,093	4/24/2014	(413)
Canadian Dollars	CAD 34,100	31,766	30,895	4/24/2014	871
		$140,998	$144,260		$(3,262)
Note 7. Cash Equivalents
There were no cash equivalents held as of December 31, 2014 and March 31, 2014.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share amounts)

Note 8. Financial Highlights
The following is a schedule of financial highlights for the nine months ended December 31, 2014 and the fiscal year ended March 31, 2014:

	Nine Months Ended December 31, 2014 (unaudited)	Fiscal Year Ended March 31, 2014
Per Share Data:
Net asset value, beginning of period	$8.67	$8.27
Net investment income (1)	0.75	0.91
Net realized and unrealized gain (loss)	(0.39)	0.30
Net increase in net assets resulting from operations (2)	0.36	1.20
Dividends to stockholders from income (3)	(0.60)	(0.80)
Dividends to stockholders from return of capital (3)	—	—
Effect of dilution	—	—
Offering costs (4)	—	—
Net asset value at end of period	$8.43	$8.67
Per share market value at end of period	$7.42	$8.31
Total return (5)	(4.0)%	9.4%
Shares outstanding at end of period	236,741,351	236,741,351
Ratio/Supplemental Data:
Net assets at end of period (in millions)	$1,996.7	$2,051.6
Ratio of net investment income to average net assets (7)	11.42%	10.85%
Ratio of operating expenses to average net assets (6) (7)	6.33%	6.01%
Ratio of interest and other debt expenses to average net assets (7)	3.77%	3.70%
Ratio of net expenses to average net assets (6) (7)	10.10%	9.71%
Average debt outstanding	$1,576,257	$1,238,940
Average debt per share	$6.66	$5.56
Portfolio turnover ratio (7)	64.3%	75.9%

(1)	Per share net investment income is based on the average shares outstanding

(2)	For fiscal year ended March 31, 2014, the net increase in net assets resulting from operations represents rounded numbers.

(3)
Dividends and distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. Per share amounts reflect total dividends paid divided by average shares for the respective periods.

(4)	Offering costs per share represent less than one cent per average share for the nine months ended December 31, 2014 and fiscal year ended March 31, 2014.

(5)
Total return is based on the change in market price per share during the respective periods. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.

(6)
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown inclusive of all voluntary management and incentive fee waivers (see note 3). For the nine months ended December 31, 2014, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 7.11% and 10.88%, respectively, without the voluntary fee waivers. For the fiscal year ended March 31, 2014, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 6.66% and 10.36%, respectively, without the voluntary fee waivers.

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

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Estimated Market Value
Senior Secured Facility
Fiscal 2015 (through December 31, 2014)	$669,777	$951	—	$665,599	(4)
Fiscal 2014	602,261	1,095	—	602,983	(4)
Fiscal 2013	536,067	1,137	—	551,097
Fiscal 2012	539,337	1,427	—	N/A
Fiscal 2011	628,443	1,707	—	N/A
Fiscal 2010	1,060,616	2,671	—	N/A
Fiscal 2009	1,057,601	2,320	—	N/A
Fiscal 2008	1,639,122	2,158	—	N/A
Fiscal 2007	492,312	4,757	—	N/A
Fiscal 2006	323,852	4,798	—	N/A
Fiscal 2005	—	—	—	N/A
Senior Secured Notes
Fiscal 2015 (through December 31, 2014)	$270,000	$384	—	$274,777	(4)
Fiscal 2014	270,000	491	—	280,067	(4)
Fiscal 2013	270,000	572	—	282,173
Fiscal 2012	270,000	714	—	N/A
Fiscal 2011	225,000	611	—	N/A
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
Fiscal 2005	—	—	—	N/A
2042 Notes
Fiscal 2015 (through December 31, 2014)	$150,000	$213	—	$151,140	(5)
Fiscal 2014	150,000	273	—	145,680	(5)
Fiscal 2013	150,000	318	—	148,920
Fiscal 2012	—	—	—	N/A
Fiscal 2011	—	—	—	N/A
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
Fiscal 2005	—	—	—	N/A
2043 Notes
Fiscal 2015 (through December 31, 2014)	$150,000	$213	—	$150,240	(5)
Fiscal 2014	150,000	273	—	142,500	(5)(6)
Fiscal 2013	—	—	—	N/A

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share amounts)

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Estimated Market Value
Fiscal 2012	—	—	—	N/A
Fiscal 2011	—	—	—	N/A
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
Fiscal 2005	—	—	—	N/A
2024 Note
Fiscal 2015 (through December 31, 2014)	$148,876	$213	—	$151,470	(4)
Fiscal 2014	—	—	—	N/A
Fiscal 2013	—	—	—	N/A
Fiscal 2012	—	—	—	N/A
Fiscal 2011	—	—	—	N/A
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
Fiscal 2005	—	—	—	N/A
Convertible Notes
Fiscal 2015 (through December 31, 2014)	$200,000	$284	—	$207,910	(5)
Fiscal 2014	200,000	364	—	212,734	(5)
Fiscal 2013	200,000	424	—	212,000
Fiscal 2012	200,000	529	—	N/A
Fiscal 2011	200,000	544	—	N/A
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
Fiscal 2005	—	—	—	N/A
Total Debt Securities
Fiscal 2015 (through December 31, 2014)	$1,588,653	$2,258	$—	$1,601,136
Fiscal 2014	1,372,261	2,496	—	1,383,964
Fiscal 2013	1,156,067	2,451	—	1,194,190
Fiscal 2012	1,009,337	2,670	—	N/A
Fiscal 2011	1,053,443	2,862	—	N/A
Fiscal 2010	1,060,616	2,671	—	N/A
Fiscal 2009	1,057,601	2,320	—	N/A
Fiscal 2008	1,639,122	2,158	—	N/A
Fiscal 2007	492,312	4,757	—	N/A
Fiscal 2006	323,852	4,798	—	N/A
Fiscal 2005	—	—	—	N/A

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

(4)
The fair value of these debt obligations are categorized as Level 3 under ASC 820 as of December 31, 2014 and March 31, 2014. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.

(5)
The fair value of these debt obligations are categorized as Level 1 under ASC 820 as of December 31, 2014 and March 31, 2014. The valuation is based on quoted prices of identical liabilities in active markets.

(6)	The amount was updated to $142,500 from $128,250 to reflect the correct fair value.

Note 9. Debt
The Company’s outstanding debt obligations as of December 31, 2014 were as follows:

	December 31, 2014
	Date Issued / Amended	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Final Maturity Date
Senior Secured Facility	2013	$1,270,000	$669,777	8/31/2018
Senior Secured Notes	2010	225,000	225,000	10/4/2015
Senior Secured Notes (Series A)	2011	29,000	29,000	9/26/2016
Senior Secured Notes (Series B)	2011	16,000	16,000	9/29/2018
2042 Notes	2012	150,000	150,000	10/15/2042
2043 Notes	2013	150,000	150,000	7/15/2043
2024 Note	2014	150,000	148,876	10/30/2024
Convertible Notes	2011	200,000	200,000	1/15/2016
Total Debt Obligations		$2,190,000	$1,588,653
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
The Senior Secured Facility also provides for the issuance of letters of credit for up to an aggregate amount of $125,000. As of December 31, 2014 and March 31, 2014, the Company had $25,246 and $15,746, respectively, in standby letters of credit issued through the Senior Secured Facility. The amount available for borrowing under the Senior Secured Facility is reduced by any standby letters of credit issued. Under GAAP, these letters of credit are considered commitments, not liabilities, since no funding has been made. These letters of credit are not considered senior securities because they are not in the form of a typical financial guarantee and the portfolio companies are obligated to refund any drawn amounts. The available remaining capacity under the Senior Secured Facility was $574,976 at December 31, 2014. Terms used in this paragraph have the meanings set forth in the Senior Secured Facility.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share amounts)

2024 Note
On October 30, 2014, the Company entered into a note purchase agreement with an institutional accredited investor providing a private placement issuance of $150,000 in aggregate principal amount of a ten-year note with an annual fixed rate of 5.25% and a maturity of October 30, 2024 (the "2024 Note"). On October 30, 2014, the Company issued the 2024 Note for net proceeds of $148,875. Interest on the 2024 Note is due quarterly on January 15, April 15, July 15 and October 15, commencing on January 15, 2015. The 2024 Note is a general, unsecured obligation and ranks equal in right of payment with all of our existing unsecured indebtedness.
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
The following chart summarizes the components of average outstanding debt, maximum amount of debt outstanding, and the annualized interest cost, including commitment fees, for the three and nine months ended December 31, 2014 and 2013:

	Three Months Ended December 31, 2014	Three Months Ended December 31, 2013	Nine Months Ended December 31, 2014	Nine Months Ended December 31, 2013
Average outstanding debt balance	$1,638,249	$1,247,045	$1,576,257	$1,193,913
Maximum amount of debt outstanding	1,760,782	1,350,738	1,760,782	1,353,063

Weighted average annualized interest cost, including commitment fees, but excluding debt issuance costs (1)	4.50%	4.97%	4.46%	5.01%
Annualized amortized debt issuance cost	0.40%	0.53%	0.42%	0.61%
Total annualized interest cost	4.90%	5.50%	4.88%	5.62%
_________________

(1)
Commitment fees for the three and nine months ended December 31, 2014 were $457 and $1,355, respectively. Commitment fees for the three and nine months ended December 31, 2013 were $737 and $2,066, respectively.

As of December 31, 2014, the Company is in compliance with all debt covenants.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share amounts)

Note 10. Public Offerings
There were no offerings for the nine months ended December 31, 2014. The following table summarizes the total shares issued and proceeds received in public offerings of the Company's common stock net of underwriting discounts and offering costs for the fiscal year ended March 31, 2014:

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
On August 11, 2011, the Company adopted a plan for the purpose of repurchasing up to $200 million of its common stock in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The Company’s plan was designed to allow it to repurchase its shares both during its open window periods and at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. A broker selected by the Company will have the authority under the terms and limitations specified in the plan to repurchase shares on the Company’s behalf in accordance with the terms of the plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plan. While the portion of the plan reliant on Rule 10b-18 remains in effect, the portion reliant on Rule 10b5-1 is subject to periodic renewal and is not currently in effect. As of December 31, 2014, no shares have been repurchased.

On September 12, 2014, the Company announced an At the Market (“ATM”) program through which the Company can sell up to 16 million shares of its common stock from time to time. As of December 31, 2014, no shares had been sold through the Company’s ATM program.

Note 11. Commitments and Contingencies
As of December 31, 2014 and March 31, 2014, the Company’s unfunded commitments and contingencies were as follows:

	As of December 31, 2014	As of March 31, 2014
Unfunded revolver obligations and loans commitments (1) (2)	$296,958	$408,554
Unfunded delayed draw commitments on senior loans to portfolio companies	134,626	138,680
Unfunded delayed draw commitments on senior loans to portfolio companies (performance thresholds not met) (3)	25,753	48,923
Standby letters of credit issued for certain portfolio companies for which the Company and portfolio companies are liable	24,608	16,379
_________________

(1)
Included in this amount is $65,916 and $114,066 of the unfunded revolver commitment for Merx Aviation Finance, LLC (formerly Merx Aviation Finance Holdings II, LLC) as of December 31, 2014 and March 31, 2014, respectively.

(2)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of December 31, 2014, subject to the terms of each loan’s respective credit agreements.

(3)	The borrowers are required to meet certain performance thresholds before the Company is obligated to fulfill the commitments and those performance thresholds were not met as of December 31, 2014.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share amounts)

AIC’s commitments are subject to the consummation of the underlying corporate transactions and conditional upon receipt of all necessary stockholder, regulatory and other applicable approvals.
Note 12. Subsequent Events
On February 4, 2015, the Board of Directors declared a dividend of $0.20 per share for the second quarter of 2015, payable on April 6, 2015 to stockholders of record as of March 20, 2015.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Apollo Investment Corporation:

We have reviewed the accompanying statement of assets and liabilities of Apollo Investment Corporation (the “Company”), including the schedule of investments, as of December 31, 2014, and the related statement of operations for the three and nine month periods ended December 31, 2014 and December 31, 2013, the statement of cash flows for the nine month periods ended December 31, 2014 and December 31, 2013 and the statement of changes in net assets for the nine month period ended December 31, 2014. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities, including the schedule of investments, as of March 31, 2014, and the related statements of operations, of changes in net assets and of cash flows for the year then ended (not presented herein), and in our report dated May 20, 2014, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of assets and liabilities, including the schedule of investments, as of March 31, 2014, and the related statement of changes in net assets for the year then ended, is fairly stated in all material respects in relation to the statement of assets and liabilities from which it has been derived.

/s/  PricewaterhouseCoopers LLP
New York, New York
February 5, 2015

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
OVERVIEW
Apollo Investment was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a BDC under the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a RIC under Subchapter M of the Code. Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. Apollo Investment commenced operations on April 8, 2004 upon completion of its initial public offering that raised $870 million in net proceeds from selling 62 million shares of its common stock at a price of $15.00 per share. Since then, and through December 31, 2014, we have raised approximately $2.21 billion in net proceeds from additional offerings of common stock.
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

Portfolio and Investment Activity
Our portfolio and investment activity during the three months ended December 31, 2014 and 2013 is as follows:

(amounts in millions)	Three Months Ended December 31, 2014	Three Months Ended December 31, 2013
Investment made in portfolio companies (1)	$609	$630
Investments sold	(444)	(293)
Net activity before repaid investments	165	337
Investments repaid	(255)	(251)
Net investment activity	$(90)	$86

Portfolio companies, at beginning of period	113	93
Number of new portfolio companies	13	21
Number of exited companies	(17)	(13)
Portfolio companies, at end of period	109	101

Number of investments in existing portfolio companies	13	22
_________________

(1)	Investments were primarily made through a combination of primary and secondary debt investments.
Our portfolio composition and weighted average yields at December 31, 2014 and at March 31, 2014 are as follows:

	December 31, 2014		March 31, 2014
Portfolio composition, measured at fair value:
Secured debt	61%		56%
Unsecured debt	15%		27%
Structured products and other (1)	10%		6%
Common equity, preferred equity and warrants	14%		11%
Weighted average yields, at current cost basis, exclusive of securities on non-accrual status (2):
Secured debt portfolio	11.0%		10.8%
Unsecured debt portfolio	11.1%		11.5%
Total debt portfolio	11.1%		11.1%
Income-bearing investment portfolio composition, measured at fair value:
Fixed rate amount	$1.4	billion	$1.7	billion
Floating rate amount	$1.5	billion	$1.3	billion
Fixed rate %	48%		58%
Floating rate %	52%		42%
Income-bearing investment portfolio composition, measured at cost:
Fixed rate amount	$1.5	billion	$1.7	billion
Floating rate amount	$1.5	billion	$1.2	billion
Fixed rate %	50%		58%
Floating rate %	50%		42%
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

Since the initial public offering of Apollo Investment in April 2004 and through December 31, 2014, invested capital totaled $15.0 billion in 342 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 100 different financial sponsors.
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
Fair Value Measurements
The Company follows guidance in ASC 820, Fair Value Measurement, where fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are determined within a framework that establishes a three-tier hierarchy which maximizes the use of observable market data and minimizes the use of unobservable inputs to establish a classification of fair value measurements for disclosure purposes. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk, such as the risk inherent in a particular valuation technique used to measure fair value using a pricing model and/or the risk inherent in the inputs for the valuation technique. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company's own assumptions about the assumptions market participants would use in pricing the asset or liability based on the information available. The inputs or methodology used for valuing assets or liabilities may not be an indication of the risks associated with investing in those assets or liabilities. Under procedures established by our board of directors, we value investments, including certain secured debt, unsecured debt, and other debt securities with maturities greater than 60 days, for which market quotations are readily available at such market quotations (unless they are deemed not to represent fair value). We attempt to obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker or a primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. If and when market quotations are deemed not to represent fair value, we typically utilize independent third party valuation firms to assist us in determining fair value. Accordingly, such investments go through our multi-step valuation process as described below. In each case, our independent valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations for such investments. Debt investments with remaining maturities of 60 days or less may each be valued at cost with interest accrued or discount amortized to the date of maturity, unless such valuation, in the judgment of our investment adviser, does not represent fair value. In this case, such investments shall be valued at fair value as determined in good faith by or under the direction of our board of directors, using market quotations where available. Investments that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of our board of directors. Such determination of fair values may involve subjective judgments and estimates.
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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company's capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity), and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered in the valuation process of independent valuation firms. As of December 31, 2014, there was no change to the Company’s valuation techniques and related inputs considered in the valuation process.
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
In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. Of the Company's investments at December 31, 2014, $2.9 billion or 81% of the Company's investments were classified as Level 3.
The high proportion of Level 3 investments relative to our total investments is directly related to our investment philosophy and target portfolio, which consists primarily of long-term secured debt, as well as unsecured and mezzanine positions of private middle-market companies.  A fundamental difference exists between our investments and those of comparable publicly traded fixed income investments, namely high yield bonds, and this difference affects the valuation of our private investments relative to comparable publicly traded instruments.
Senior secured loans, or senior loans, are higher in the capital structure than high yield bonds, and are typically secured by assets of the borrowing company. This improves their recovery prospects in the event of default and affords senior loans a structural advantage over high yield bonds. The Company’s investments are also privately negotiated and contain covenant protections that limit the issuer to take actions that could harm us as a creditor.  High yield bonds typically do not contain such covenants.
Given the structural advantages of capital seniority and covenant protection, the valuation of our private debt portfolio is driven more by investment specific credit factors than movements in the broader debt capital markets. Each security is evaluated individually and as indicated above, we value our private investments based upon a multi-step valuation process, including valuation recommendations from independent valuation firms.
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

The Company records as dividend income the accretable yield from its beneficial interests in structured products such as CLOs based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. Such assumptions include the rate and timing of principal and interest receipts (which may be subject to prepayments and defaults) of the underlying pools of assets. These assumptions are updated on at least a quarterly basis to reflect changes related to a particular security, actual historical data, and market changes. A structured product investment typically has an underlying pool of assets. Payments on structured product investments are payable solely from the cash flows from such assets. As such any unforeseen event in these underlying pools of assets might impact the expected recovery and future accrual of income.
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
Recent Accounting Pronouncements
See note 2 within the Notes to the Financial Statements.

RESULTS OF OPERATIONS
Operating results for the three and nine months ended December 31, 2014 and 2013 were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Investment income
Interest	$98,088	$83,115	$298,933	$250,211
Dividends	7,342	8,050	21,231	24,568
Other	4,596	3,396	11,352	10,162
Total investment income	$110,026	$94,561	$331,516	$284,941
Expenses
Base management fees and performance-based incentive fees, net of amounts waived	$(28,230)	$(24,026)	$(84,885)	$(72,833)
Interest and other debt expenses, net of expense reimbursements	(20,294)	(17,345)	(58,101)	(50,653)
Administrative services expenses, net of expense reimbursements	(1,826)	(1,410)	(4,709)	(3,616)
Other general and administrative expenses	(3,014)	(2,097)	(7,919)	(6,203)
Net expenses	(53,364)	(44,878)	(155,614)	(133,305)
Net investment income	$56,662	$49,683	$175,902	$151,636
Realized and unrealized gain (loss) on investments, cash equivalents, derivatives and foreign currencies
Net realized gain (loss)	$(1,430)	$3,667	$(3,169)	$(109,541)
Net change in unrealized gain (loss)	(74,684)	52,388	(85,581)	158,872
Net realized and unrealized gain (loss) from investments, cash equivalents, derivatives and foreign currencies	(76,114)	56,055	(88,750)	49,331
Net increase (decrease) in net assets resulting from operations	$(19,452)	$105,738	$87,152	$200,967

Net investment income per share on per average share basis	$0.24	$0.22	$0.75	$0.69
Earnings (Loss) per share - basic	$(0.09)	$0.47	$0.36	$0.90
Earnings (Loss) per share - diluted	$(0.09)	$0.45	$0.36	$0.88

Total Investment Income
For the three months ended December 31, 2014 as compared to the three months ended December 31, 2013
The increase in total investment income for the three months ended December 31, 2014 compared to the three months ended December 31, 2013 was primarily due to the increase in interest income. Interest income increased due to an increase in the investment portfolio size, which increased to an average cost of $3.63 billion for the three months ended December 31, 2014 from an average cost of $3.13 billion for the three months ended December 31, 2013. The increase in total investment income was also due to an increase in prepayment fees and an acceleration of original issue discount on repaid investments, which totaled approximately $9.3 million for the three months ended December 31, 2014 as compared to $2.5 million three months ended December 31, 2013. The increase was partially offset by a decrease in yield on debt investments (11.1% as of December 31, 2014 and 11.4% as of December 31, 2013) during the period. Dividend income decreased slightly as there was a special dividend payment from Explorer Coinvest, LLC (Booz Allen) during the three months ended December 31, 2013. Other income, which primarily includes structuring fees, during the three months ended December 31, 2014 was higher due to increased investment activity.
For the nine months ended December 31, 2014 as compared to the nine months ended December 31, 2013
The increase in total investment income for the nine months ended December 31, 2014 compared to the nine months ended December 31, 2013 was primarily due to the increase in interest income. Interest income increased due to an increase in the investment portfolio size, which increased to an average cost of $3.52 billion for the nine months ended December 31, 2014 from an average cost of $3.10 billion for the nine months ended December 31, 2013. The increase in investment income was also due to an increase in prepayment fees and an acceleration of original issue discount on repaid investments, which totaled approximately $37.3 million for the nine months ended December 31, 2014 as compared to $19.4 million three months ended December 31, 2013. The increase in interest income was partially offset by a decrease in yield on debt investments (11.1% as of December 31, 2014 and 11.4% as of December 31, 2013) during the period. Dividend income decreased as there was a special dividend payment from RC Coinvestment, LLC during the nine months ended December 31, 2013. Other income during the nine months ended December 31, 2014 was higher due to increased structuring fees on investments.

Net Expenses
For the three months ended December 31, 2014 as compared to three months ended December 31, 2013
The increase in expenses for the three months ended December 31, 2014 compared to the three months ended December 31, 2013 was primarily driven by an increase of $2.9 million in interest and other debt related expenses and an increase of $4.2 million in management and performance-based incentive fees (net of amounts waived). Management and performance-based incentive fees increased primarily due to the increase in the size and net investment income earned on the portfolio. Interest and other debt related costs were higher due to a higher average debt balance, which increased to $1.64 billion during the three months ended December 31, 2014 from $1.25 billion during the three months ended December 31, 2013. The total annualized cost of debt for the period declined to 4.90% from 5.50% for the three months ended December 31, 2013 as a result of the utilization of our Senior Secured Credit Facility.
For the nine months ended December 31, 2014 as compared to the nine months ended December 31, 2013
The increase in expenses for the nine months ended December 31, 2014 compared to the nine months ended December 31, 2013 was primarily driven by an increase of $7.4 million in interest and other debt related expenses and an increase of $12.1 million in management and performance-based incentive fees (net of amounts waived). Management and performance-based incentive fees increased due to the increase in the size and net investment income earned on the portfolio. Interest and other debt related costs were higher due to a higher average debt balance, which increased to $1.58 billion during the nine months ended December 31, 2014 from $1.19 billion during the nine months ended December 31, 2013. The total annualized cost of debt for the period declined to 4.88% from 5.62% for the nine months ended December 31, 2013 primarily as a result of the utilization of our Senior Secured Credit Facility and the September 2013 credit facility amendment which resulted in a decrease in pricing by 25 basis points.

Net Realized Gain (Loss)
For the three months ended December 31, 2014 as compared to three months ended December 31, 2013
Net realized losses for the three months ended December 31, 2014 were $1.4 million and comprised of $17.3 million of gross realized losses and $15.9 million of gross realized gains. Significant realized gains (losses) for the three months ended December 31, 2014 are summarized below:

(in millions)	Net Realized Gain (Loss)
First Data Corp.	$5.6
RC Coinvestment, LLC	5.0
Walter Energy, Inc.	(7.8)
inVentiv Health, Inc.	(5.6)
Other (net)	1.4
Total, net	$(1.4)
Net realized gains for the three months ended December 31, 2013 were $3.7 million and comprised of $20.0 million of gross realized gains and $16.3 million of gross realized losses. Significant realized gains (losses) for the three months ended December 31, 2013 are summarized below:

(in millions)	Net Realized Gain (Loss)
Penton Business Media Holdings, LLC	$10.1
Garden Fresh Restaurant Corp.	(5.4)
IPC Systems, Inc.	(5.3)
Altegrity, Inc.	(2.3)
Other (net)	6.6
Total, net	$3.7

For the nine months ended December 31, 2014 as compared to the nine months ended December 31, 2013
Net realized losses for the nine months ended December 31, 2014 were $3.2 million and comprised of $41.0 million of gross realized losses and $37.8 million of gross realized gains. Significant realized gains (losses) for the nine months ended December 31, 2014 are summarized below:

(in millions)	Net Realized Gain (Loss)
Aventine Renewable Energy Holdings, Inc.	$11.6
First Data Corp.	7.5
Altegrity, Inc.	(17.7)
inVentiv Health, Inc.	(9.4)
Walter Energy, Inc.	(8.6)
Other (net)	13.4
Total, net	$(3.2)

Net realized losses for the nine months ended December 31, 2013 were $109.5 million and comprised of $155.5 million of gross realized losses and $46.0 million of gross realized gains. Significant realized gains (losses) for the nine months ended December 31, 2013 are summarized below:

(in millions)	Net Realized Gain (Loss)
Penton Business Media Holdings, LLC	$11.5
Ceridian Corp.	4.9
ATI Acquisition Company	(54.4)
Cengage Learning Acquisitions	(44.6)
Texas Competitive Electric Holdings ("TXU")	(13.5)
Altegrity, Inc.	(7.2)
Other (net)	(6.2)
Total, net	$(109.5)

The realized losses incurred upon the exit of these investments reversed out previously reported unrealized losses.

Net Change in Unrealized Gain (Loss)
For the three months ended December 31, 2014 as compared to three months ended December 31, 2013
For the three months ended December 31, 2014, the net change in unrealized losses were $74.7 million and comprised of $125.8 million of gross unrealized losses and $51.1 million of gross unrealized gains. Significant change in unrealized gains (losses) for the three months ended December 31, 2014 are summarized below:

(in millions)	Net Change in Unrealized Gain/(Loss)
Generation Brands Holdings, Inc. (Quality Homes)	$10.9
Playpower Holdings, Inc.	7.0
inVentiv Health, Inc.	5.7
Venoco, Inc. (Denver Parent)	(24.6)
Magnetation, LLC	(12.4)
PetroBakken Energy Ltd.	(10.7)
Molycorp, Inc.	(6.8)
First Data Corp.	(6.2)
Delta Educational Systems, Inc. (Gryphon Colleges Corp.)	(6.1)
Ranpak Corp.	(5.2)
Other (net)	(26.3)
Total, net	$(74.7)

For the three months ended December 31, 2013 the net change in unrealized gains were $52.4 million and comprised of $88.6 million of gross unrealized gains and $36.2 million of gross unrealized losses. Significant change in unrealized gains (losses) for the three months ended December 31, 2013 are summarized below:

(in millions)	Net Change in Unrealized Gain/(Loss)
inVentiv Health, Inc.	$14.1
Avaya, Inc.	6.4
First Data Corp.	4.7
IPC Systems, Inc.	4.6
Gryphon Colleges Corp. (Delta Educational Systems, Inc.)	4.5
Garden Fresh Restaurant Corp.	4.1
Magnetation, LLC	3.9
Generation Brands Holdings, Inc.	2.7
PetroBakken Energy Ltd.	2.7
Wind Acquisition Holdings	2.4
BCA Osprey II Limited (British Car Auctions)	2.0
Penton Business Media Holdings, LLC	(10.1)
Other (net)	10.4
Total, net	$52.4

For the nine months ended December 31, 2014 as compared to the nine months ended December 31, 2013
For the nine months ended December 31, 2014, the net change in unrealized losses were $85.6 million and comprised of $214.1 million of gross unrealized losses and $128.5 million of gross unrealized gains. Significant change in unrealized gains (losses) for the nine months ended December 31, 2014 are summarized below:

(in millions)	Net Change in Unrealized Gain/(Loss)
Generation Brands Holdings, Inc. (Quality Homes)	$23.1
Playpower Holdings, Inc.	20.7
Venoco, Inc. (Denver Parent)	(30.2)
Molycorp, Inc.	(21.7)
LVI Group Investments, LLC	(16.3)
Magnetation LLC	(15.3)
Walter Energy Inc.	(12.6)
PetroBakken Energy Ltd.	(12.4)
First Data Corp.	(11.2)
Other (net)	(9.7)
Total, net	$(85.6)

For the nine months ended December 31, 2013, the net change in unrealized gains were $158.9 million and comprised of $251.1 million of gross unrealized gains and $92.2 million of gross unrealized losses. Significant change in unrealized gains (losses) for the nine months ended December 31, 2013 are summarized below:

(in millions)	Net Change in Unrealized Gain/(Loss)
ATI Acquisition Company	$53.9
Cengage Learning Acquisitions Inc.	44.3
Garden Fresh Restaurant Corp.	13.1
Texas Competitive Electric Holdings ("TXU")	12.0
Playpower Holdings, Inc.	9.3
BCA Osprey II Limited (British Car Auctions)	8.9
Generation Brands Holdings, Inc. (Quality Homes)	8.6
Altegrity, Inc.	7.3
Penton Business Media Holdings, LLC	(12.3)
Allied Nevada Gold Corp.	(5.1)
Other (net)	18.9
Total, net	$158.9

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

Debt
At December 31, 2014, the Company had $669.8 million in borrowings outstanding on its Senior Secured Facility and $575.0 million of unused capacity. As of December 31, 2014, aggregate lender commitments under the Senior Secured Facility totaled $1.27 billion. The Senior Secured Facility allows the Company to seek additional commitments in the future up to an aggregate facility size not to exceed $1.71 billion. See note 9 and note 10 within the Notes to Financial Statements for information on the Company's debt and public offerings.

The Company's debt maturities by period are summarized below.

	Payments due by Period as of December 31, 2014 (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Facility (1)	$670	$—	$—	$670	$—
Senior Secured Notes	$225	$225	$—	$—	$—
Senior Secured Notes (Series A)	$29	$—	$29	$—	$—
Senior Secured Notes (Series B)	$16	$—	$—	$16	$—
2042 Notes	$150	$—	$—	$—	$150
2043 Notes	$150	$—	$—	$—	$150
2024 Note	$149	$—	$—	$—	$149
Convertible Notes	$200	$—	$200	$—	$—
_________________________

(1)
At December 31, 2014, there was $25.2 million of letters of credit issued under the Senior Secured Facility that are not recorded as liabilities on the Company's Statement of Assets and Liabilities, and the Company had $575.0 million of unused capacity under its Senior Secured Facility.

PIK Interest and Dividends
The Company also has investments in its portfolio that contain PIK provisions. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates, as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders annually in the form of dividends, even though the Company has not yet collected the cash. For the three and nine months ended December 31, 2014, PIK income totaled $8.6 million and $24.9 million, on total investment income of $110.0 million and $331.5 million. See note 5 within the Notes to the Financial Statements for more information on the Company’s PIK interest and dividends.
Cash Equivalents
We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. (See note 2 within the accompanying financial statements.) At the end of each fiscal quarter, we consider taking proactive steps utilizing cash equivalents with the objective of enhancing our investment flexibility during the following quarter, pursuant to Section 55 of the 1940 Act. More specifically, we may purchase U.S. Treasury bills from time-to-time on the last business day of the quarter and typically close out that position on the following business day, settling the sale transaction on a net cash basis with the purchase, subsequent to quarter end. Apollo Investment may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our Senior Secured Facility, as we deem appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. There were no cash equivalents held as of December 31, 2014.
Related Party Transactions
See note 3 within the Notes to the Financial Statements for information on the Company’s related party transactions.
Commitments and Contingencies
See note 11 within the Notes to the Financial Statements for information on the Company’s commitments and contingencies.
Dividends
Dividends paid to stockholders for the three and nine months ended December 31, 2014 totaled $47.3 million or $0.20 per share and $142.0 million or $0.60 per share, respectively. Dividends paid to stockholders for the three and nine months ended December 31, 2013 totaled $44.9 million or $0.20 per share and $134.8 million or $0.60 per share, respectively. Tax characteristics of all dividends will be reported to stockholders on Form 1099 after the end of the calendar year. Our quarterly dividends, if any, will be determined by our Board of Directors.

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
Item 3. Quantitative and Qualitative Disclosure about Market Risk
We are subject to financial market risks, including changes in interest rates. During the nine months ended December 31, 2014, many of the loans in our portfolio had floating interest rates. These loans are usually based on floating LIBOR and typically have durations of one to six months after which they reset to current market interest rates. The Company also has a Senior Secured Facility that is based on floating LIBOR rates.

The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) to our loan portfolio and outstanding debt as of December 31, 2014, assuming no changes in our investment and borrowing structure:

(in thousands except per share data) Basis Point Change	Net Investment Income	Net Investment Income per Share
Up 400 basis points	$14,493	$0.061
Up 300 basis points	$8,072	$0.034
Up 200 basis points	$2,045	$0.009
Up 100 basis points	$(2,701)	$(0.011)
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

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2014 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b) Changes in Internal Controls Over Financial Reporting
Management has not identified any change in the Company’s internal control over financing reporting that occurred during the third fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 5, 2015.

APOLLO INVESTMENT CORPORATION

By:	/s/ JAMES C. ZELTER
James C. Zelter
Chief Executive Officer

By:	/s/ GREGORY W. HUNT
Gregory W. Hunt
Chief Financial Officer and Treasurer