Form 10-K
period 2015-03-31
APOLLO INVESTMENT CORP
filed 2015-05-19
CIK 1278752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MARCH 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM             TO
COMMISSION FILE NUMBER: 814-00646

APOLLO INVESTMENT CORPORATION
(Exact name of registrant as specified in its charter)

Maryland (State of Incorporation)	52-2439556 (I.R.S. Employer Identification Number)

9 West 57th Street New York, N.Y. (Address of principal executive offices)	10019 (Zip Code)
Registrant’s telephone number, including area code: (212) 515-3450
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share 6.625% Senior Notes due 2042 6.875% Senior Notes due 2043	The NASDAQ Global Select Market The New York Stock Exchange The New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the Registrant on September 30, 2014 based on the closing price on that date of $8.17 on the NASDAQ Global Select Market was approximately $1.9 billion. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 236,741,351 shares of the Registrant’s common stock outstanding as of May 19, 2015.
Portions of the registrant’s Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

APOLLO INVESTMENT CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2015

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
Our investment objective is to generate current income and capital appreciation. We invest primarily in various forms of debt investments including secured and unsecured debt, loan investments and/or equity in private middle-market companies. We may also invest in the securities of public companies and structured products such as collateralized loan obligations ("CLOs") and credit-linked notes ("CLNs").
Our portfolio is comprised primarily of investments in debt, including secured, and unsecured debt of private U.S. middle-market companies that, in the case of senior secured loans, generally are not broadly syndicated and whose aggregate tranche size is less than $250 million. Our portfolio also includes equity interests such as common stock, preferred stock, warrants or options. In this Form 10-K, we use the term “middle-market” to refer to companies with annual revenues between $50 million and $2 billion. While our investment objective is to generate current income and capital appreciation through investments in U.S. secured and unsecured loans, other debt securities and equity, we may also invest a portion of the portfolio in other investment opportunities, including foreign securities and structured products. Most of the debt instruments we invest in are unrated or rated below investment grade, which is often an indication of size, credit worthiness and speculative nature relative to the capacity of the borrower to pay interest and principal.
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
During our fiscal year ended March 31, 2015, we invested $2.2 billion across 60 new and 47 existing portfolio companies through a combination of primary and secondary debt investments. This compares to $2.8 billion across 81 new and 50 existing portfolio companies for the previous fiscal year ended March 31, 2014. Investments sold or repaid during the fiscal year ended March 31, 2015 totaled $2.3 billion versus $2.3 billion for the fiscal year ended March 31, 2014. The weighted average yields on our secured debt portfolio, unsecured debt portfolio and total debt portfolio as of March 31, 2015 at our current cost basis were 11.2%, 10.9% and 11.2%, respectively. At March 31, 2014, the yields were 10.8%, 11.5% and 11.1%, respectively.
At March 31, 2015, our portfolio consisted of 105 portfolio companies and was invested 60% in secured debt, 14% in unsecured debt, 11% in structured products and other, 5% in preferred equity and 10% in common equity and warrants measured at fair value versus 111 portfolio companies invested 56% in secured debt, 27% in unsecured debt, 6% in structured products and other, 3% in preferred equity and 8% in common equity and warrants at March 31, 2014.
Since the initial public offering of Apollo Investment in April 2004 and through March 31, 2015, invested capital totaled $15.4 billion in 350 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 100 different financial sponsors.
At March 31, 2015, 48% or $1.3 billion of our income-bearing investment portfolio is fixed rate debt and 52% or $1.4 billion is floating rate debt, measured at fair value. On a cost basis, 50% or $1.4 billion of our income-bearing investment portfolio is fixed rate debt and 50% or $1.4 billion is floating rate debt. At March 31, 2014, 58% or $1.7 billion of our income-bearing investment portfolio was fixed rate debt and 42% or $1.3 billion was floating rate debt, measured at fair value. On a cost basis, 58% or $1.7 billion of our income-bearing investment portfolio was fixed rate debt and 42% or $1.2 billion was floating rate debt.
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
However, unsecured and mezzanine debt ranks senior to common and preferred equity in a borrowers’ capital structure. Unsecured and mezzanine debt may have a fixed or floating interest rate. Additional income can be generated from upfront fees, call protections including call premiums, equity co-investments or warrants. We may also generate revenue in the form of commitment, origination, structuring fees, fees for providing managerial assistance and, if applicable, consulting fees, etc. We may also invest in debt and equity positions of structured products, such as CLOs and CLNs. CLOs and CLNs are a form of securitization in which generally the cash flows of a portfolio of loans are pooled and passed on to different classes of owners in various tranches.
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

The following is a representative list of the industries in which we have invested as of March 31, 2015:

• Aerospace and Defense	• Containers, Packaging and Glass	• Finance	• Mining

• Aviation	• Distribution	• Financial Services	• Oil and Gas

• Broadcasting & Entertainment	• Diversified Investment Vehicle	• Grocery	• Packaging

• Buildings and Real Estate	• Diversified Natural Resources, Precious Metals and Minerals	• Healthcare	• Printing and Publishing

• Business Services	• Diversified Service	• Home and Office Furnishings and Durable Consumer Products	• Restaurants

• Cable Television	• Education	• Hotels, Motels, Inns and Gaming	• Telecommunications

• Cargo Transport	• Electronics	• Insurance	• Transportation

• Chemicals	• Energy	• Leisure	• Utilities

• Consumer Products	• Environmental Services	• Media

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
Listed below are our top ten portfolio companies and industries based on their fair value and represented as a percentage of the portfolio as of March 31, 2015 and 2014, measured at fair value:
TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF MARCH 31, 2015

PORTFOLIO COMPANY	% of Portfolio	INDUSTRY	% of Portfolio
Merx Aviation Finance, LLC	15.4%	Business Services	15.6%
U.S. Security Associates Holdings, Inc.	4.1%	Aviation	15.4%
PlayPower Holdings, Inc.	3.4%	Oil and Gas	13.9%
Miller Energy Resources, Inc.	2.5%	Diversified Investment Vehicle	9.6%
Spotted Hawk Development, LLC	2.4%	Financial Services	4.0%
Golden Hill CLO I, LLC	2.2%	Chemicals	3.8%
Maxus Capital Carbon SPE I, LLC	2.2%	Leisure	3.4%
AMP Solar (UK) Limited	1.9%	Utilities	3.0%
Skyline Data, News and Analytics LLC (Dodge Data & Analytics LLC)	1.9%	Aerospace and Defense	2.9%
My Alarm Center, LLC	1.8%	Distribution	2.9%

TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF MARCH 31, 2014

PORTFOLIO COMPANY	% of Portfolio	INDUSTRY	% of Portfolio
Merx Aviation Finance Holdings II, LLC	12.2%	Business Services	14.6%
U.S. Security Associates Holdings, Inc.	4.0%	Aviation	12.2%
PlayPower Holdings, Inc.	3.0%	Oil and Gas	11.8%
inVentiv Health, Inc.	2.8%	Financial Services	7.4%
Kronos, Inc.	2.8%	Healthcare	6.6%
First Data Corp.	2.7%	Diversified Investment Vehicle	5.5%
Asurion Corporation	2.7%	Distribution	4.9%
Ceridian Corp.	2.6%	Chemicals	4.2%
Miller Energy Resources, Inc.	2.5%	Diversified Service	3.7%
Accelerate Parent Corp. (American Tire)	2.1%	Insurance	3.5%
Listed below is the geographic breakdown of the portfolio based on fair value as of March 31, 2015 and 2014:

GEOGRAPHIC REGION	% of Portfolio at March 31, 2015	GEOGRAPHIC REGION	% of Portfolio at March 31, 2014
North America	89.8%	North America	92.8%
Western Europe	7.3%	Western Europe	5.3%
Cayman Islands	1.9%	Cayman Islands	1.3%
Australia	1.0%	Australia	0.6%
	100.0%		100.0%
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

CERTAIN RISKS IN THE CURRENT ENVIRONMENT
Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption and instability. For example, between 2007 and 2009, the global capital markets experienced an extended period of disruption as evidenced by a lack of liquidity in the debt capital markets, write-offs in the financial services sector, the re-pricing of credit risk and the failure of certain major financial institutions. Despite actions of the United States, federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While the adverse effects of these conditions have abated to a degree, global financial markets experienced significant volatility following the downgrade by Standard & Poor’s on August 5, 2011 of the long-term credit rating of U.S. Treasury debt from AAA to AA+. During such market disruptions, we may have difficulty raising debt or equity capital especially as a result of regulatory constraints. There can be no assurance that adverse market conditions will not repeat themselves or worsen in the future.
Market conditions may in the future make it difficult to extend the maturity of or refinance our existing indebtedness, including the final maturity of our senior secured credit facility in April 2020, and any failure to do so could have a material adverse effect on our business. The illiquidity of our investments may make it difficult for us to sell such investments if required. As a result, we may realize significantly less than the value at which we have recorded our investments.
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

Price declines and illiquidity in the corporate debt markets have adversely affected, and may in the future adversely affect, the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.

As a business development company, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our board of directors. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation, which reduces our net asset value. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse impact on our business, financial condition and results of operations.

Uncertainty about the financial stability of the United States and of several countries in the European Union (EU) could have a significant adverse effect on our business, financial condition and results of operations.

Due to federal budget deficit concerns, S&P downgraded the federal government's credit rating from AAA to AA+ for the first time in history on August 5, 2011. Further, Moody's and Fitch had warned that they may downgrade the federal government's credit rating. Further downgrades or warnings by S&P or other rating agencies, and the United States government's credit and deficit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock.

In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these nations to continue to service their sovereign debt obligations. While the financial stability of such countries has improved significantly, risks resulting from any future debt crisis in Europe or any similar crisis could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European financial institutions. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected.

In October 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve's holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. It is unclear what effect, if any, the conclusion of the Federal Reserve's bond-buying program will have on the value of our investments. However, it is possible that, without quantitative easing by the Federal Reserve, these developments, along with the United States government's credit and deficit concerns and the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Additionally, in January 2015, the Federal Reserve reaffirmed its view that the current target range for the federal funds rate was appropriate based on current economic conditions. However, if key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve's objectives, the target range for the federal funds rate may increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.

Rising interest rates may adversely affect the value of our portfolio investments which could have an adverse effect on our business, financial condition and results of operations.
Our debt investments may be based on floating rates, such as London Interbank Offer Rate (“LIBOR”), EURIBOR, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.
Because we have borrowed money, and may issue preferred stock to finance investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds or pay distributions on preferred stock and the rate that our investments yield. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
You should also be aware that a change in the general level of interest rates can be expected to lead to a change in the interest rate we receive on many of our debt investments. Accordingly, a change in the interest rate could make it easier for us to meet or exceed the performance threshold and may result in a substantial increase in the amount of incentive fees payable to our investment adviser with respect to the portion of the incentive fee based on income.
Risks Associated with Recent Commodity Futures Trading Commission ("CFTC") Actions
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
The agreements governing certain of our debt instruments require us to comply with certain financial and operational covenants. These covenants require us to, among other things, maintain certain financial ratios, including asset coverage and minimum stockholders’ equity. As of March 31, 2015, we were in compliance with these covenants. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. In the event of deterioration in the capital markets and pricing levels subsequent to this period, net unrealized loss in our portfolio may increase in the future. Absent an amendment to our revolving credit facility, continued unrealized loss in our investment portfolio could result in non-compliance with certain covenants.
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
Because we borrow money, and may issue preferred stock to finance investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay dividends on preferred stock and the rate at which we invest these funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase except to the extent we have issued fixed rate debt or preferred stock, which could reduce our net investment income. Our long-term fixed-rate investments are financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act and applicable commodities laws. Interest rate hedging activities do not protect against credit risk. We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming no changes to our balance sheet as of March 31, 2015, a hypothetical one percent increase in London Interbank Offered Rate (LIBOR) on our floating rate assets and liabilities would decrease our earnings by approximately less than 1 cent per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2015, a hypothetical two percent increase in LIBOR on our floating rate assets and liabilities would increase our earnings by two cents per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2015, a hypothetical three percent increase in LIBOR on our floating rate assets and liabilities would increase our earnings by approximately six cents per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2015, a hypothetical four percent increase in LIBOR on our floating rate assets and liabilities would increase our earnings by approximately nine cents per average share over the next twelve months. In addition, we believe that our interest rate matching strategy and our ability to hedge mitigates the effects any changes in interest rates may have on our investment income. Although management believes that this is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase or decrease in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.
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

To the extent original issue discount ("OID") and PIK interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.
Our investments may include original issue discount, or OID, instruments and payment in kind, or PIK, interest arrangements, which represents contractual interest added to a loan balance and due at the end of such loan’s term. To the extent OID or PIK interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

•
The higher interest rates of OID and PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and OID and PIK instruments generally represent a significantly higher credit risk than coupon loans.

•	Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation.

•
OID and PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. OID and PIK income may also create uncertainty about the source of our cash distributions.

•
For accounting purposes, any cash distributions to shareholders representing OID and PIK income are not treated as coming from paid-in capital, even if the cash to pay them comes from offering proceeds. As a result, despite the fact that a distribution representing OID and PIK income could be paid out of amounts invested by our stockholders, the 1940 Act does not require that stockholders be given notice of this fact by reporting it as a return of capital.

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm (when undertaken, as noted below), may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors and lenders to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We may experience cyber-security incidents and are subject to cyber-security risks.
Our business operations rely upon secure information technology systems for data processing, storage and reporting. Despite careful security and controls design, implementation and updating, our information technology systems could become subject to cyber-attacks. Cyber attacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through “hacking” or malicious software coding) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of service attacks on websites (i.e., efforts to make network services unavailable to intended users). Network, system, application and data breaches could result in operational disruptions or information misappropriation, which could have a material adverse effect on our business, results of operations and financial condition.
Cyber security failures or breaches by our investment adviser and other service providers (including, but not limited to, accountants, custodians, transfer agents and administrators), and the issuers of securities in which we invest, have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate its net asset value, impediments to trading, the inability of our stockholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, or additional compliance costs. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. While we have established a business continuity plan in the event of, and risk management systems to prevent, such cyber attacks, there are inherent limitations in such plans and systems including the possibility that certain risks have not been identified. Furthermore, we cannot control the cyber security plans and systems put in place by our service providers and issuers in which we invest. We and our stockholders could be negatively impacted as a result.

The failure in cyber-security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.

The occurrence of a disaster such as a cyber-attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.
We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, and/or regulatory penalties.

We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.
Our business is dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•	sudden electrical or telecommunications outages;

•	natural disasters such as earthquakes, tornadoes and hurricanes;

•	disease pandemics;

•	events arising from local or larger scale political or social matters, including terrorist acts; and

•	cyber-attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.

The effect of global climate change may impact the operations of our portfolio companies.
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
The incentive fee payable by us to AIM also may create an incentive for AIM to invest on our behalf in instruments that have a deferred interest feature such as investments with PIK provisions. Under these investments, we would accrue the interest over the life of the investment but would typically not receive the cash income from the investment until the end of the term or upon the investment being called by the issuer. Our net investment income used to calculate the income portion of our incentive fee, however, includes accrued interest. For the time period between April 1, 2012 and March 31, 2015, the portion of the incentive fee that is attributable to deferred interest, such as PIK, will not be paid to AIM until Apollo Investment receives such interest in cash. The accrual of incentive fees shall be reversed if such interest is reversed in connection with any write-off or similar treatment of the investment. The payment of incentive fees to AIM is made on accruals of expected cash interest. If a portfolio company defaults on a loan, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible. Thus, while a portion of this incentive fee would be based on income that we have not yet received in cash and with respect to which we do not have a formal claw-back right against our investment adviser per se, the amount of accrued income to the extent written off in any period will reduce the income in the period in which such write-off was taken and thereby reduce such period’s incentive fee payment.
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

The effects of various environmental regulations may negatively affect the aviation industry and some of our portfolio companies.
The effects of various environmental regulations may negatively affect the airline industry. This may adversely affect some of our portfolio companies.
Governmental regulations regarding aircraft and engine noise and emissions levels apply based on where the relevant aircraft is registered and operated. For example, jurisdictions throughout the world have adopted noise regulations which require all aircraft to comply with noise level standards. In addition to the current requirements, the United States and the International Civil Aviation Organization (“ICAO”) have adopted a new, more stringent set of standards for noise levels which applies to engines manufactured or certified on or after January 1, 2006. Currently, U.S. regulations would not require any phase-out of aircraft that qualify with the older standards applicable to engines manufactured or certified prior to January 1, 2006, but the European Union has established a framework for the imposition of operating limitations on aircraft that do not comply with the new standards and incorporated aviation-related emissions into the European Union’s Emissions Trading Scheme (“ETS”) beginning in 2012.
In addition to more stringent noise restrictions, the United States and other jurisdictions are beginning to impose more stringent limits on nitrogen oxide, carbon monoxide and carbon dioxide emissions from engines, consistent with current ICAO standards. Concerns over global warming also could result in more stringent limitations on the operation of aircraft.
European countries generally have relatively strict environmental regulations that can restrict operational flexibility and decrease aircraft productivity. The European Parliament has confirmed that all emissions from flights within the European Union are subject to the ETS requirement, even those emissions that are emitted outside of the European Union. The European Union suspended the enforcement of the ETS requirements for international flights outside of the European Union due to a proposal issued by the ICAO in October 2013 to develop a global program to reduce international aviation emissions, which would be enforced by 2020. In response to this, the European Commission has proposed to amend the ETS so that only flights or portions thereof that take place in European regional airspace are subject to the ETS requirements. The potential impact of ETS and the forthcoming ICAO requirements on costs have not been completely identified. Any of these regulations could limit the economic life of the aircraft and engines, reduce their value, limit our portfolio companies' ability to lease or sell the non-compliant aircraft and engines or, if engine modifications are permitted, require our portfolio companies to make significant additional investments in the aircraft and engines to make them compliant.
In addition, compliance with current or future regulations, taxes or duties imposed to deal with environmental concerns could cause our portfolio companies to incur higher costs, thereby generating lower net revenues and resulting in an adverse impact on the financial condition of such portfolio companies.

Investments in the energy sector are subject to many risks.
We have made certain investments in and relating to the energy sector. The operations of energy companies are subject to many risks inherent in the transporting, processing, storing, distributing, mining or marketing of natural gas, natural gas liquids, crude oil, coal, refined petroleum products or other hydrocarbons, or in the exploring, managing or producing of such commodities, including, without limitation: damage to pipelines, storage tanks or related equipment and surrounding properties caused by hurricanes, tornadoes, floods, fires and other natural disasters or by acts of terrorism, inadvertent damage from construction and farm equipment, leaks of natural gas, natural gas liquids, crude oil, refined petroleum products or other hydrocarbons, and fires and explosions. These risks could result in substantial losses due to personal injury or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage, and may result in the curtailment or suspension of their related operations, any and all of which could adversely affect our portfolio companies in the energy sector. In addition, the energy sector has experienced significant volatility at times, which may occur in the future, and which could negatively affect the returns on any investment made by the Company in this sector.
Crude oil and natural gas prices are volatile. A substantial and/or extended decline in crude oil and natural gas prices could have a material adverse effect on some of our portfolio companies in the energy sector.
Crude oil and natural gas prices historically have been volatile and likely will continue to be volatile given current geopolitical conditions. The prices for crude oil and natural gas are subject to a variety of factors beyond our control, such as the domestic and foreign supply of crude oil and natural gas; consumer demand for crude oil and natural gas, and market expectations regarding supply and demand. These factors and the volatility of the energy markets make it extremely difficult to predict price movements. Accordingly, our portfolio companies in the energy sector is at risk for the volatility in crude oil and natural gas prices. A prolonged decline in crude oil and/or natural gas prices may have an adverse effect on our business, financial condition and/or operating results.
RISKS RELATED TO MATURITY OF OUR DEBT INSTRUMENTS
Our senior secured credit facility begins amortizing in April 2019 and any inability to renew, extend or replace the facility could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.
We maintain a senior secured multi-currency revolving credit facility (the "Senior Secured Facility") with a group of lenders, under which we had approximately $385 million of indebtedness outstanding at March 31, 2015. Our lenders’ obligation to make new loans or other extensions of credit under the Senior Secured Facility ceases on April 24, 2019, and the facility has a final stated maturity date of April 24, 2020. In addition, commencing on April 30, 2019, Apollo Investment is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the Senior Secured Facility as of April 24, 2019. There can be no assurance that we will be able to renew, extend or replace the Senior Secured Facility upon the termination of the lenders’ obligations to make new loans or the Senior Secured Facility’s final maturity on terms that are favorable to us, if at all. Our ability to renew, extend or replace the Senior Secured Facility will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to renew, extend or replace the Senior Secured Facility at the time of the termination of the lenders’ obligations to make new loans or the Senior Secured Facility’s final maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC.
On April 24, 2015, the Company amended and restated the Senior Secured Facility. The amendment increased the lenders’ commitments to $1,310,000, extended the final maturity date to April 24, 2020, and allows the Company to seek additional commitments from new and existing lenders in the future, up to an aggregate facility size not to exceed $1,965,000. In addition, the stated interest rate on the facility was changed from LIBOR plus 2.00% to a formula-based calculation, based on a minimum borrowing base, resulting in a stated interest rate of either LIBOR plus 1.75%, or LIBOR plus 2.00%. As of May 19, 2015, the stated interest rate on the facility is LIBOR plus 2.00%.
Our senior secured notes, unsecured notes and senior unsecured convertible notes have maturity dates over the course of the next several years, and any inability to replace or repay our senior secured notes, unsecured notes or senior unsecured convertible notes could adversely impact our liquidity and ability to fund new investments or maintain distributions to our stockholders.
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
On October 9, 2012, Apollo Investment issued $150 million in aggregate principal amount of 6.625% senior unsecured notes due October 15, 2042 (the “2042 Notes”). On June 17, 2013, Apollo Investment issued $135 million in aggregate principal amount of 6.875% senior unsecured notes due July 15, 2043 (the "2043 Notes"). An additional $15 million in aggregate principal amount of the 2043 Notes was issued on June 24, 2013 pursuant to the underwriters' exercise of their option to purchase additional notes. On March 3, 2015, Apollo Investment issued $350 million in aggregate principal amount of 5.250% unsecured notes due March 3, 2025 (the "2025 Notes").

There can be no assurance that we will be able to replace the Senior Secured Notes, the Convertible Notes, the Series A Notes, the Series B Notes, the 2025 Notes, the 2042 Notes or the 2043 Notes upon their maturity on terms that are favorable to us, if at all. Our ability to replace the Senior Secured Notes, the Convertible Notes, the Series A Notes, the Series B Notes, the 2025 Notes, the 2042 Notes or the 2043 Notes will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to replace or repay the Senior Secured Notes, the Convertible Notes, the Series A Notes, the Series B Notes, the 2025 Notes, the 2042 Notes or the 2043 Notes at the time of their maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC.

The trading market or market value of our debt securities may fluctuate.
Our publicly issued debt securities may or may not have an established trading market. We cannot assure you that a trading market for debt securities will ever develop or be maintained if developed. In addition to our creditworthiness, many factors may materially adversely affect the trading market for, and market value of, debt securities we may issue. These factors include, but are not limited to, the following:

•	the time remaining to the maturity of these debt securities;

•	the outstanding principal amount of debt securities with terms identical to these debt securities;

•	the ratings assigned by national statistical ratings agencies;

•	the general economic environment;

•	the supply of debt securities trading in the secondary market, if any;

•	the redemption or repayment features, if any, of these debt securities;

•	the level, direction and volatility of market interest rates generally; and

•	market rates of interest higher or lower than rates borne by the debt securities.

You should also be aware that there may be a limited number of buyers if and when you decide to sell your debt securities. This too may materially adversely affect the market value of the debt securities or the trading market for the debt securities
Terms relating to redemption may materially adversely affect your return on any debt securities that we may issue.
If our noteholders' debt securities are redeemable at our option, we may choose to redeem your debt securities at times when prevailing interest rates are lower than the interest rate paid on your debt securities. In addition, if our noteholders' debt securities are subject to mandatory redemption, we may be required to redeem such debt securities also at times when prevailing interest rates are lower than the interest rate paid on such debt securities. In this circumstance, a noteholder may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the debt securities being redeemed.

Our credit ratings may not reflect all risks of an investment in our debt securities.
Our credit ratings are an assessment by third parties of our ability to pay our obligations. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our debt securities. Our credit ratings, however, may not reflect the potential impact of risks related to market conditions generally or other factors discussed above on the market value of or trading market for the publicly issued debt securities.
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
While Apollo Investment has not, to date, raised any funds through the use of placement agents (other than through the ordinary course engagement of underwriters, from time to time, in connection with the public offering of Apollo Investment's securities), affiliates of AIM sometimes use placement agents to assist in marketing certain of the investment funds that they manage. Various state attorneys general and federal and state agencies have initiated industry-wide investigations into the use of placement agents in connection with the solicitation of investments, particularly with respect to investments by public pension funds. Certain affiliates of AGM have received subpoenas and other requests for information from various government regulatory agencies and investors in AGM’s funds, seeking information regarding the use of placement agents. The California Public Employees’ Retirement System (“CalPERS”), one of AGM’s strategic investors, announced on October 14, 2009, that it had initiated a special review of placement agents and related issues. The report of the CalPERS special review was issued on March 14, 2011. That report does not allege any wrongdoing on the part of AGM or its affiliates. AGM is continuing to cooperate with all such investigations and other revisions. In addition, on May 6, 2010, the California Attorney General filed a civil complaint against Alfred Villalobos and his company, Arvco Capital Research, LLC (a placement agent that AGM has used) and Federico Buenrostro Jr., the former CEO of CalPERS, alleging conduct in violation of certain California laws in connection with CalPERS’ purchase of securities in various funds managed by AGM and another asset manager. No AGM entity is a party to the civil lawsuit, nor does the lawsuit allege any misconduct on the part of Apollo Investment, AIM or AGM. Likewise, on April 23, 2012, the United States Securities and Exchange Commission filed a lawsuit alleging securities fraud on the part of Arvco, as well as Messrs. Buenrostro and Villalobos, in connection with their activities concerning certain CalPERS investments in funds managed by AGM. This lawsuit also does not allege wrongdoing on the part of AGM, and in fact alleges that AGM was defrauded by Arvco, Villalobos, and Buenrostro. On March 14, 2013, the United States Department of Justice unsealed an indictment against Messrs. Villalobos and Buenrostro alleging, among other crimes, fraud in connection with those same activities; again, AGM is not accused of any wrongdoing and in fact is alleged to have been defrauded by the defendants. The criminal action was set for trial in a San Francisco federal court in July 2014, but was put on hold after Mr. Buenrostro pleaded guilty on July 11, 2014. As part of Mr. Buenrostro’s plea agreement, he admitted to taking cash and other bribes from Mr. Villalobos in exchange for several improprieties, including attempting to influence CalPERS’ investing decisions and improperly preparing disclosure letters to satisfy AGM’s requirements. There is no suggestion that AGM was aware that Mr. Buenrostro had signed the letters with a corrupt motive. The government has indicated that they will file new charges against Mr. Villalobos incorporating Mr. Buenrostro’s admissions. On August 7, 2014, the government filed a superseding indictment against Mr. Villalobos asserting additional charges. Trial had been scheduled for February 23, 2015, but Mr. Villalobos passed away on January 13, 2015.  Additionally, on April 15, 2013, Mr. Villalobos, Arvco and related entities (the “Arvco Debtors”) brought a civil action in the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”) against AGM. The action is related to the ongoing bankruptcy proceedings of the Arvco Debtors. This action alleges that Arvco served as a placement agent for AGM in connection with several funds associated with AGM, and seeks to recover purported fees the Arvco Debtors claim AGM has not paid them for a portion of Arvco’s placement agent services. In addition, the Arvco Debtors allege that AGM has interfered with the Arvco Debtors’ commercial relationships with third parties, purportedly causing the Arvco Debtors to lose business and to incur fees and expenses in the defense of various investigations and litigations. The Arvco Debtors also seek compensation from AGM for these alleged lost profits and fees and expenses. The Arvco Debtors’ complaint asserts various theories of recovery under the Bankruptcy Code and common law. AGM denies the merit of all of the Arvco Debtors’ claims and will vigorously contest them. The Bankruptcy Court has stayed this action pending the result in the criminal case against Mr. Villalobos. For these reasons, no estimate of possible loss, if any, can be made at this time.
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
We cannot assure you that the issuance of preferred stock would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock would likely cause the net asset value and market value of our common stock to become more volatile. If the dividend rate on the preferred stock were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of our common stock would be reduced. If the dividend rate on the preferred stock were to exceed the net rate of return on our portfolio, the leverage would result in a lower rate of return to the holders of our common stock than if we had not issued preferred stock. Any decline in the net asset value of our investment would be borne entirely by the holders of our common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of our common stock than if we were not leveraged through the issuance of preferred stock. This greater net asset value decrease would also tend to cause a greater decline in the market price of our common stock. We might be in danger of failing to maintain the required asset coverage of the preferred stock or of losing our ratings on the preferred stock or, in an extreme case, our current investment income might not be sufficient to meet the dividend requirements on the preferred stock. In order to counteract such an event, we might need to liquidate investments in order to fund a redemption of some or all of the preferred stock. In addition, we would pay (and the holders of our common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, including higher incentive fees if our total return exceeds the dividend rate on the preferred stock. Holders of preferred stock may have different interests than holders of common stock and may at times have disproportionate influence over our affairs.

The issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the market price for our common stock by making an investment in the common stock less attractive. In addition, the dividends on any preferred stock we issue must be cumulative. Payment of dividends and repayment of the liquidation preference of preferred stock must take preference over any dividends or other payments to our common stockholders, and holders of preferred stock are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible preferred stock that converts into common stock). In addition, under the 1940 Act, preferred stock constitutes a "senior security" for purposes of the 200% asset coverage test.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of March 31, 2015, we did not own any real estate or other physical properties materially important to our operation. Our administrative and principal executive offices are located at 730 Fifth Avenue, New York, NY 10019 and 9 West 57th Street, New York, NY 10019, respectively. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.
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

	NAV(1)	Closing Sales Price		Premium or Discount of High Sales Price to NAV(2)	Premium or Discount of Low Sales Price to NAV(2)	Declared Dividends
		High	Low
Fiscal Year Ended March 31, 2015
Fourth Fiscal Quarter	$8.18	$7.88	$7.10	(4)%	(13)%	$0.20
Third Fiscal Quarter	$8.43	$8.36	$7.20	(1)%	(15)%	$0.20
Second Fiscal Quarter	$8.72	$8.83	$8.17	1%	(6)%	$0.20
First Fiscal Quarter	$8.74	$8.61	$7.89	(1)%	(10)%	$0.20
Fiscal Year Ended March 31, 2014
Fourth Fiscal Quarter	$8.67	$9.15	$8.14	6%	(6)%	$0.20
Third Fiscal Quarter	$8.57	$9.02	$8.05	5%	(6)%	$0.20
Second Fiscal Quarter	$8.30	$8.47	$7.77	2%	(6)%	$0.20
First Fiscal Quarter	$8.16	$8.87	$7.37	9%	(10)%	$0.20
_________________________

(1)
NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.

(2)	Calculated using the respective high or low closing sales price divided by the quarter end NAV.
While our common stock has from time to time traded in excess of our net asset value, there can be no assurance, however, that it will trade at such a premium (to net asset value) in the future. The last reported closing market price of our common stock on May 15, 2015 was $7.81 per share. As of May 15, 2015, we had 94 stockholders of record.
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
Fiscal Year Ending March 31, 2015
Fourth Fiscal Quarter	$0.20
Third Fiscal Quarter	$0.20
Second Fiscal Quarter	$0.20
First Fiscal Quarter	$0.20

Fiscal Year Ending March 31, 2014
Fourth Fiscal Quarter	$0.20
Third Fiscal Quarter	$0.20
Second Fiscal Quarter	$0.20
First Fiscal Quarter	$0.20
Recent Sale of Unregistered Securities
None.
Issuer Purchases of Equity Securities
During the fiscal year ended March 31, 2015, as a part of our dividend reinvestment plan for our common stockholders, we purchased 1,609,852 shares of our common stock in the open market at an average price of $8.06 per share and transferred those shares to the participants in the dividend reinvestment plan. During the fiscal year ended March 31, 2014, as a part of our dividend reinvestment plan for our common stockholders, we purchased 2,237,819 shares of our common stock in the open market at an average price of $8.26 per share and transferred those shares to the participants in the dividend reinvestment plan.
STOCK PERFORMANCE GRAPH
This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, for the period March 31, 2010 through March 31, 2015. The graph assumes that, on March 31, 2010, a person invested $100 in each of the following: our common stock, the S&P 500 Index, the Russell 2000 Financial Services Index, and the S&P Small Cap 600 Financials Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

$250
$200
$150
$100
$50
$0
2010
2011
2012
2013
2014
2015
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

Item 6. Selected Financial Data
The Statement of Operations, Per Share and Balance Sheet data for the fiscal years ended March 31, 2015, 2014, 2013, 2012, and 2011 are derived from our financial statements which have been audited. This selected financial data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	For the Year Ended March 31, (dollar amounts and shares in thousands, except per share data)
Statement of Operations Data:	2015	2014	2013	2012	2011
Total Investment Income	$433,631	$381,346	$331,994	$357,584	$358,779
Net Expenses (including excise taxes)	$205,658	$180,098	$164,634	$184,842	$167,607
Net Investment Income	$227,973	$201,248	$167,360	$172,742	$191,172
Net Realized and Unrealized Gains (Losses)	$(152,551)	$69,624	$(62,889)	$(259,006)	$(10,760)
Net Increase (Decrease) in Net Assets Resulting from Operations	$75,422	$270,872	$104,471	$(86,264)	$180,412
Per Share Data:
Net Asset Value	$8.18	$8.67	$8.27	$8.55	$10.03
Net Investment Income	$0.96	$0.91	$0.83	$0.88	$0.99
Net Earnings (Loss) Per Share (Basic)	$0.32	$1.21	$0.51	$(0.44)	$0.93
Net Earnings (Loss) Per Share (Diluted)	$0.32	$1.18	$0.51	$(0.44)	$0.93
Distributions Declared	$0.80	$0.80	$0.80	$1.04	$1.12
Balance Sheet Data:
Total Assets	$3,560,891	$3,641,951	$2,944,312	$2,775,263	$3,148,813
Debt Outstanding	$1,498,759	$1,372,261	$1,156,067	$1,009,337	$1,053,443
Total Net Assets	$1,937,608	$2,051,611	$1,677,389	$1,685,231	$1,961,031
Other Data:
Total Return(1)	1.9%	9.4%	28.2%	(32.4)%	5.1%
Number of Portfolio Companies at Year End	105	111	81	62	69
Total Portfolio Investments for the Year	$2,211,081	$2,816,149	$1,537,366	$1,480,508	$1,085,601
Investment Sales and Repayments for the Year	$2,250,782	$2,322,189	$1,337,431	$1,634,520	$977,493
Weighted Average Yield on Debt Portfolio at Year End	11.2%	11.1%	11.9%	11.9%	11.6%
Weighted Average Shares Outstanding at Year End (Basic)	236,741	222,800	202,875	196,584	193,192
Weighted Average Shares Outstanding at Year End (Diluted) (2)	251,289	237,348	217,423	211,132	195,823
_________________________

(1)	Total return is based on the change in market price per share and takes into account dividends and distributions, if any, reinvested in accordance with Apollo Investment’s dividend reinvestment plan.

(2)
In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. For the fiscal years ended March 31, 2015, March 31, 2013 and March 31, 2012, anti-dilution would total $0.02, $0.02 and $0.08, respectively.

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
OVERVIEW
Apollo Investment was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a BDC under the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a RIC under Subchapter M of the Code. Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. Apollo Investment commenced operations on April 8, 2004 upon completion of its initial public offering that raised $870 million in net proceeds from selling 62 million shares of its common stock at a price of $15.00 per share. Since then, and through March 31, 2015, we have raised approximately $2.2 billion in net proceeds from additional offerings of common stock.
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
Portfolio and Investment Activity
Our portfolio and investment activity during the fiscal years ended March 31, 2015 and 2014 is as follows:

(amounts in millions)	For the fiscal year ended March 31, 2015	For the fiscal year ended March 31, 2014
Investment made in portfolio companies (1)	$2,211	$2,816
Investments sold	(1,407)	(1,006)
Net activity before repaid investments	804	1,810
Investments repaid	(844)	(1,316)
Net investment activity	$(40)	$494

Portfolio companies, at beginning of period	111	81
Number of new portfolio companies	60	81
Number of exited companies	(66)	(51)
Portfolio companies, at end of period	105	111

Number of investments in existing portfolio companies	47	50
_________________

(1)	Investments were primarily made through a combination of primary and secondary debt investments.
Our portfolio composition and weighted average yields at March 31, 2015 and at March 31, 2014 are as follows:

	March 31, 2015		March 31, 2014
Portfolio composition, measured at fair value:
Secured debt	60%		56%
Unsecured debt	14%		27%
Structured products and other(1)	11%		6%
Preferred equity	5%		3%
Common equity and warrants	10%		8%
Weighted average yields, at current cost basis, exclusive of securities on non-accrual status(2):
Secured debt portfolio	11.2%		10.8%
Unsecured debt portfolio	10.9%		11.5%
Total debt portfolio	11.2%		11.1%
Income-bearing investment portfolio composition, measured at fair value:
Fixed rate amount	$1.3	billion	$1.7	billion
Floating rate amount	$1.4	billion	$1.3	billion
Fixed rate %	48%		58%
Floating rate %	52%		42%
Income-bearing investment portfolio composition, measured at cost:
Fixed rate amount	$1.4	billion	$1.7	billion
Floating rate amount	$1.4	billion	$1.2	billion
Fixed rate %	50%		58%
Floating rate %	50%		42%

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
Since the initial public offering of Apollo Investment in April 2004 and through March 31, 2015, invested capital totaled $15.4 billion in 350 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 100 different financial sponsors.
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
With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, our board of directors has approved a multi-step valuation process each quarter, as described below:
(1) our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of our investment adviser which is responsible for the portfolio investment;
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
Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company's capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered in the valuation process of independent valuation firms. For the fiscal year ended March 31, 2015, there was no change to the Company’s valuation techniques and related inputs considered in the valuation process.
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
In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. Of the Company's investments at March 31, 2015, $2.8 billion or 82.2% of the Company's investments were classified as Level 3.
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
Senior secured loans, or senior loans, are higher in the capital structure than high yield bonds, and are typically secured by assets of the borrowing company. This improves their recovery prospects in the event of default and affords senior loans a structural advantage over high yield bonds. Many of the Company’s investments are also privately negotiated and contain covenant protections that limit the issuer to take actions that could harm us as a creditor.  High yield bonds typically do not contain such covenants.

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
Loan origination fees, original issue discount, and market discounts are capitalized and amortized into income using the interest method or straight-line, as applicable. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and other investments as interest income when we receive such amounts. Other income generally includes administrative fee, and structuring fees, which are recorded when earned.
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
RESULTS OF OPERATIONS
Operating results for the fiscal years ended March 31, 2015, 2014 and 2013 were as follows:

(in thousands)	March 31, 2015	March 31, 2014	March 31, 2013
Investment income
Interest	$388,612	$336,658	$296,205
Dividends	32,533	31,835	19,060
Other	12,486	12,853	16,729
Total investment income	$433,631	$381,346	$331,994
Expenses
Base management fees and performance-based incentive fees, net of amounts waived	$(111,168)	$(97,651)	$(94,076)
Interest and other debt expenses, net of expense reimbursements	(79,247)	(68,590)	(58,200)
Administrative services expenses, net of expense reimbursements	(5,700)	(5,600)	(4,389)
Other general and administrative expenses	(9,543)	(8,257)	(7,969)
Net expenses	(205,658)	(180,098)	(164,634)
Net investment income	$227,973	$201,248	$167,360
Realized and unrealized gain (loss) on investments, cash equivalents, derivatives and foreign currencies
Net realized loss	$(13,368)	$(106,507)	$(74,673)
Net change in unrealized gain (loss)	(139,183)	176,131	11,784
Net realized and unrealized gain (loss) from investments, cash equivalents, derivatives and foreign currencies	(152,551)	69,624	(62,889)
Net increase in net assets resulting from operations	$75,422	$270,872	$104,471

Net investment income on per average share basis	$0.96	$0.91	$0.83
Earnings per share - basic	$0.32	$1.21	$0.51
Earnings per share - diluted	$0.32	$1.18	$0.51

Total Investment Income
The increase in total investment income for the fiscal year 2015 compared to the fiscal year 2014 was primarily due to the increase in interest income. Interest income increased due to an increase in the investment portfolio size, which increased to an average cost of $3.5 billion for the fiscal year 2015 from an average cost of $3.2 billion for the fiscal year 2014. The increase in investment income was also due to increase in prepayment fees and acceleration of original issue discount on repaid investments, which totaled approximately $44.0 million for the fiscal year 2015 as compared to $24.8 million for the fiscal year 2014.
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

Net Expenses
The increase in expenses for the fiscal year 2015 compared to the fiscal year 2014 was primarily driven by an increase of $10.7 million in interest and other debt related expenses and an increase of $13.5 million in management and performance-based incentive fees, net of amounts waived. Management and performance-based incentive fees increased primarily due to the increase in the size and net investment income earned on the portfolio. Interest and other debt related costs were higher due to a higher average debt balance, which increased to $1.59 billion during the fiscal year 2015 from $1.24 billion during the fiscal year 2014. The total cost of debt for the fiscal year 2015 declined to 4.98% from 5.52% during the fiscal year 2014 primarily as a result of the utilization of our Senior Secured Credit Facility.
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
There were no accrued excise tax expenses for the fiscal years ended March 31, 2015, 2014 and 2013.

Net Realized Gains (Losses)
Net realized losses for the fiscal year 2015 were $13.4 million and comprised of $50.3 million of gross realized gains and $63.7 million of gross realized losses. Significant realized gains (losses) for the fiscal year 2015 are summarized below:

(in millions)	Net Realized Gain (Loss)
Aventine Renewable Energy Holdings, Inc.	$11.6
Walter Energy Inc.	(26.5)
Altegrity, Inc.*	(17.7)
Other (net)	19.2
Total net realized loss	$(13.4)

Net realized losses for the fiscal year 2014 were $106.5 million and comprised of $165.4 million of gross realized losses and $58.9 million of gross realized gains. Significant realized gains (losses) for the fiscal year 2014 are summarized below:

(in millions)	Net Realized Gain (Loss)
Penton Business Media Holdings, LLC*	$11.5
ATI Acquisition Company*	(54.4)
Cengage Learning Acquisitions, Inc.*	(44.6)
Texas Competitive Electric Holdings *	(13.5)
Altegrity, Inc.	(10.2)
Other (net)	4.7
Total net realized loss	$(106.5)
Net realized losses for the fiscal year 2013 were $74.7 million and comprised of $103.0 million of gross realized losses and $28.3 million of gross realized gains. Significant realized gains (losses) for the fiscal year 2013 are summarized below:

(in millions)	Net Realized Gain (Loss)
New Omaha Holdings Co-Invest LP	$(42.8)
Cengage Learning Acquisitions, Inc.	(24.0)
RBS Holdings Company, LLC	(10.8)
Other (net)	2.9
Total net realized loss	$(74.7)
*The realized gains (losses) incurred upon the exit of these investments reversed out previously reported unrealized gains (losses).

Net Change in Unrealized Gain (Loss)
Net change in unrealized losses for the fiscal year 2015 was $139.2 million and was comprised of $137.1 million of gross unrealized gains and $276.3 million of gross unrealized losses. Significant unrealized gains (losses) for the fiscal year 2015 are summarized below:

(in millions)	Net Change in Unrealized Loss
Generation Brands Holdings, Inc. (Quality Homes)	$30.0
Altegrity, Inc.*	16.6
Asset Repackaging Trust Six B.V.	11.7
Merx Aviation Finance, LLC	11.2
Venoco, Inc. (Denver Parent)	(35.0)
LVI Group Investments, LLC	(26.9)
Magnetation LLC	(22.1)
Molycorp, Inc.	(20.4)
Delta Educational Systems, Inc. (Gryphon Colleges Corp.)	(14.1)
SquareTwo (CA Holdings, Collect America, Ltd.)	(11.2)
First Data Corp.	(11.2)
Aveta, Inc.	(11.0)
PetroBakken Energy Ltd.	(10.4)
Other (net)	(46.4)
Total net change in unrealized loss	$(139.2)

Net change in unrealized gains for the fiscal year 2014 was $176.1 million and was comprised of $276.4 million of gross unrealized gains and $100.3 million of gross unrealized losses. Significant unrealized gains (losses) for the fiscal year 2014 are summarized below:

(in millions)	Net Change in Unrealized Gain
ATI Acquisition Company*	$53.9
Cengage Learning Acquisitions Inc. *	44.3
PlayPower Holdings Inc.	17.1
inVentiv Health, Inc.	12.9
Garden Fresh Restaurant Corp.	12.9
Texas Competitive Electric Holdings *	12.0
BCA Osprey II Limited	10.6
Penton Business Media Holdings, LLC *	(10.8)
Other (net)	23.2
Total net change in unrealized gain	$176.1

Net change in unrealized gains for the fiscal year 2013 was $11.8 million and was comprised of $205.8 million of gross unrealized gains and $194.0 million of gross unrealized gains. Significant unrealized gains (losses) for the fiscal year 2013 are summarized below:

(in millions)	Net Change in Unrealized Gain
New Omaha Holdings Co-Invest LP (First Data)	$40.0
Ceridian Corp.	16.3
Penton Business Media Holdings, LLC	11.1
AB Acquisitions UK Topco 2 Limited	10.8
Cengage Learning Acquisitions, Inc.	(44.3)
Delta Educational Systems, Inc. (Gryphon Colleges Corp.)	(26.8)
Altegrity, Inc.	(24.6)
PlayPower Holdings, Inc.	(24.5)
Garden Fresh Restaurant Corp.	(22.9)
Other (net)	76.7
Total net change in unrealized gain	$11.8
*The unrealized gains (losses) incurred upon the exit of these investments are reported as realized gains (losses).

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
Debt
At March 31, 2015 the Company had $385 million in borrowings outstanding on its Senior Secured Facility and $860 million of unused capacity(1). As of March 31, 2015, aggregate lender commitments under the Senior Secured Facility totaled $1.27 billion. The Senior Secured Facility allows the Company to seek additional commitments in the future up to an aggregate facility size not to exceed $1.71 billion. See note 9 and note 10 within the Notes to Financial Statements for information on the Company's debt and public offerings.

The Company's debt maturities by period are summarized below.

	Payments due by Period as of March 31, 2015 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Facility(1)	$385	$—	$—	$385	$—
Senior Secured Notes	$225	$225	$—	$—	$—
Senior Secured Notes (Series A)	$29	$—	$29	$—	$—
Senior Secured Notes (Series B)	$16	$—	$—	$16	$—
2042 Notes	$150	$—	$—	$—	$150
2043 Notes	$150	$—	$—	$—	$150
2025 Notes	$344	$—	$—	$—	$344
Convertible Notes	$200	$200	$—	$—	$—
_________________________

(1)
At March 31, 2015, there was $25 million of letters of credit issued under the Senior Secured Facility that are not recorded as liabilities on the Company's Statement of Assets and Liabilities, and the Company had $860 million of unused capacity under its Senior Secured Facility.

On April 24, 2015, the Company amended and restated the Senior Secured Facility. The amendment increased the lenders’ commitments to $1,310,000, extended the final maturity date to April 24, 2020, and allows the Company to seek additional commitments from new and existing lenders in the future, up to an aggregate facility size not to exceed $1,965,000. In addition, the stated interest rate on the facility was changed from LIBOR plus 2.00% to a formula-based calculation, based on a minimum borrowing base, resulting in a stated interest rate of either LIBOR plus 1.75%, or LIBOR plus 2.00%. As of May 19, 2015, the stated interest rate on the facility is LIBOR plus 2.00%. Commencing April 30, 2019, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the Senior Secured Facility as of April 24, 2019.

PIK Interest and Dividends
The Company also has investments in its portfolio that contain PIK provisions. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates, as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders annually in the form of dividends, even though the Company has not yet collected the cash. For the fiscal year ended March 31, 2015, PIK income totaled $34.1 million, on total investment income of $433.6 million. See note 5 within the Notes to the Financial Statements for more information on the Company’s PIK interest and dividends.
Cash Equivalents
We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. (See note 2 within the accompanying financial statements.) At the end of each fiscal quarter, we consider taking proactive steps utilizing cash equivalents with the objective of enhancing our investment flexibility during the following quarter, pursuant to Section 55 of the 1940 Act. More specifically, we may purchase U.S. Treasury bills from time-to-time on the last business day of the quarter and typically close out that position on the following business day, settling the sale transaction on a net cash basis with the purchase, subsequent to quarter end. Apollo Investment may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our Senior Secured Facility, as we deem appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. There were no cash equivalents held as of March 31, 2015.
Related Party Transactions
See note 3 within the Notes to the Financial Statements for information on the Company’s related party transactions.
Dividends
Dividends paid to stockholders for the fiscal years ended March 31, 2015, 2014 and 2013 totaled $189 million or $0.80 per share, $182 million or $0.80 per share, and $162 million or $0.80 per share, respectively. Tax characteristics of all dividends will be reported to stockholders on Form 1099 after the end of the calendar year. Our quarterly dividends, if any, will be determined by our Board of Directors.

The following table summarizes our quarterly dividends paid to stockholders for the fiscal years ended March 31, 2015, 2014 and 2013, respectively:

Declared Dividends per Share
Fiscal Year Ended March 31, 2015
Fourth Fiscal Quarter	$0.20
Third Fiscal Quarter	$0.20
Second Fiscal Quarter	$0.20
First Fiscal Quarter	$0.20

Fiscal Year Ended March 31, 2014
Fourth Fiscal Quarter	$0.20
Third Fiscal Quarter	$0.20
Second Fiscal Quarter	$0.20
First Fiscal Quarter	$0.20

Fiscal Year Ended March 31, 2013
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
Recent Events
On May 18, 2015, the Board of Directors declared a dividend of $0.20 per share for the fourth fiscal quarter of 2015, payable on July 6, 2015 to stockholders of record as of June 19, 2015.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk
We are subject to financial market risks, including changes in interest rates. During the fiscal year ended March 31, 2015, many of the loans in our portfolio had floating interest rates. These loans are usually based on floating LIBOR and typically have durations of one to six months after which they reset to current market interest rates. The Company also has a Senior Secured Facility that is based on floating LIBOR rates.

The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) to our loan portfolio and outstanding debt as of March 31, 2015, assuming no changes in our investment and borrowing structure:

(in thousands except per share data) Basis Point Change	Net Investment Income	Net Investment Income per Share
Up 400 basis points	$22,015	$0.093
Up 300 basis points	$13,541	$0.057
Up 200 basis points	$5,691	$0.024
Up 100 basis points	$(986)	$(0.004)
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

Item 8. Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2015. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2015 based upon criteria in Internal Control — Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of March 31, 2015 based on the criteria on Internal Control — Integrated Framework issued by COSO.
The effectiveness of the Company’s internal control over financial reporting as of March 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Apollo Investment Corporation:

In our opinion, the accompanying statements of assets and liabilities, including the schedules of investments, and the related statements of operations, changes in net assets and cash flows present fairly, in all material respects, the financial position of Apollo Investment Corporation (“the Company”) at March 31, 2015 and March 31, 2014, and the results of its operations, the changes in net assets, and its cash flows for each of the three years in the period ended March 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing on page 48 of the annual report to stockholders. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. Our procedures included confirmation of securities at March 31, 2015 by correspondence with the custodians, and where replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP
New York, New York
May 19, 2015

APOLLO INVESTMENT CORPORATION
STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share amounts)

	March 31, 2015	March 31, 2014
Assets
Non-controlled/non-affiliated investments, at fair value (cost — $2,514,328 and $2,714,971, respectively)	$2,357,042	$2,751,896
Non-controlled/affiliated investments, at fair value (cost — $231,594 and $153,721, respectively)	262,047	144,628
Controlled investments, at fair value (cost — $740,653 and $590,060, respectively)	730,738	582,147
Total investments (cost — $3,486,575 and $3,458,752, respectively)	3,349,827	3,478,671
Cash	3,766	13,413
Foreign currency (cost — $4,856 and $1,305, respectively)	4,651	1,323
Receivable for investments sold	114,884	72,918
Interest receivable	43,312	40,106
Dividends receivable	5,425	3,627
Deferred financing costs	29,743	31,601
Prepaid expenses and other assets	9,283	292
Total assets	$3,560,891	$3,641,951
Liabilities
Debt (see note 8 & 9)	$1,498,759	$1,372,261
Payable for investments purchased	10,736	119,577
Dividends payable	47,348	47,348
Management and performance-based incentive fees payable (see note 3)	37,361	31,108
Interest payable	15,851	14,318
Accrued administrative expenses	2,000	1,915
Other liabilities and accrued expenses	11,228	3,813
Total liabilities	$1,623,283	$1,590,340
Commitments and contingencies (see note 13)
Net Assets
Common stock, par value $.001 per share, 400,000,000 and 400,000,000 common shares authorized, respectively, 236,741,351 and 236,741,351 issued and outstanding, respectively	$237	$237
Paid-in capital in excess of par (see note 11)	3,197,715	3,221,829
Over-distributed net investment income (see note 11)	(35,589)	(53,995)
Accumulated net realized loss (see note 11)	(1,102,517)	(1,133,405)
Net unrealized gain (loss)	(122,238)	16,945
Total net assets	$1,937,608	$2,051,611
Total liabilities and net assets	$3,560,891	$3,641,951
Net asset value per share	$8.18	$8.67

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF OPERATIONS (in thousands, except per share amounts)

	Year Ended March 31,
	2015	2014	2013
INVESTMENT INCOME:
From non-controlled/non-affiliated investments:
Interest	$345,887	$310,031	$286,253
Dividends	5,298	7,149	4,813
Other income	11,899	12,012	16,532
From non-controlled/affiliated investments:
Interest	3,744	3,252	1,020
Dividends	18,014	19,765	6,825
Other income	87	—	—
From controlled investments:
Interest	38,981	23,375	8,932
Dividends	9,221	4,921	7,422
Other income	500	841	197
Total investment income	$433,631	$381,346	$331,994
EXPENSES:
Management fees (see note 3)	$73,604	$62,819	$55,717
Performance-based incentive fees (see note 3)	53,179	46,924	41,144
Interest and other debt expenses	79,329	68,639	58,200
Administrative services expense	5,850	5,600	4,389
Other general and administrative expenses	9,543	8,257	7,969
Total expenses	221,505	192,239	167,419
Management and performance-based incentive fees waived (see note 3)	$(15,615)	$(12,092)	$(2,785)
Expense reimbursements (see note 3)	(232)	(49)	—
Net expenses	$205,658	$180,098	$164,634
Net investment income	$227,973	$201,248	$167,360
REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS, FOREIGN CURRENCIES AND DERIVATIVES:
Net realized gain (loss):
Investments and cash equivalents
Non-controlled/non-affiliated investments	$(27,451)	$(118,745)	$(78,659)
Non-controlled/affiliated investments	11,300	2,078	—
Controlled investments	—	(969)	3,015
Foreign currency transactions	2,783	2,588	971
Derivatives	—	8,541	—
Net realized loss	$(13,368)	$(106,507)	$(74,673)
Net change in unrealized gain (loss):
Investments and cash equivalents
Non-controlled/non-affiliated investments	$(191,645)	$163,972	$24,884
Non-controlled/affiliated investments	22,867	(2,115)	(6,977)
Controlled investments	12,111	26,840	(12,303)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF OPERATIONS (continued) (in thousands, except per share amounts)

	Year Ended March 31,
	2015	2014	2013
Foreign currency translations	17,484	(12,566)	6,180
Net change in unrealized gain (loss)	$(139,183)	$176,131	$11,784
Net realized and unrealized gain (loss) from investments, cash equivalents, foreign currencies and derivatives	(152,551)	69,624	(62,889)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$75,422	$270,872	$104,471
EARNINGS PER SHARE — BASIC (see note 4)	$0.32	$1.21	$0.51
EARNINGS PER SHARE — DILUTED (see note 4)	$0.32	$1.18	$0.51

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except shares)

	Year Ended March 31,
	2015	2014	2013
Increase (decrease) in net assets from operations:
Net investment income	$227,973	$201,248	$167,360
Net realized loss	(13,368)	(106,507)	(74,673)
Net change in unrealized gain (loss)	(139,183)	176,131	11,784
Net increase in net assets resulting from operations	75,422	270,872	104,471

Dividends and distributions to stockholders (see note 11):
Distribution of income	(165,626)	(182,193)	(159,629)
Distribution of return of capital	(23,767)	—	(2,684)
Total dividends and distributions to stockholders	(189,393)	(182,193)	(162,313)

Capital share transactions (see note 10):
Net proceeds from shares sold	—	286,553	50,000
Less offering costs	(32)	(1,010)	—
Reinvestment of dividends	—	—	—
Net increase in net assets from capital share transactions	(32)	285,543	50,000

Total increase (decrease) in net assets:	(114,003)	374,222	(7,842)
Net assets at beginning of year	2,051,611	1,677,389	1,685,231
Net assets at end of year	$1,937,608	$2,051,611	$1,677,389

Capital share activity
Shares sold	—	33,850,000	5,847,953
Shares issued from reinvestment of dividends	—	—	—
Net capital share activity	—	33,850,000	5,847,953

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended March 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$75,422	$270,872	$104,471
Adjustments to reconcile net increase (decrease):
PIK interest and dividends (see note 5)	(31,036)	(28,884)	(17,891)
Net amortization on investments	(11,409)	(34,366)	(25,579)
Accretion of discount on notes	85	—	—
Amortization of deferred financing costs	6,676	7,168	8,889
Increase from foreign currency transactions and translation	1,797	3,240	769
Net change in unrealized (gain) loss on investments, cash equivalents and foreign currencies	139,183	(176,131)	(11,784)
Net realized loss on investments, cash equivalents, foreign currencies and derivatives	13,368	106,507	74,673
Changes in operating assets and liabilities:
Purchase of investments and cash equivalents	(2,319,922)	(2,722,593)	(1,511,345)
Proceeds from derivatives	—	8,541	—
Proceeds from disposition of investments and cash equivalents	2,167,586	2,254,984	1,351,320
Decrease (increase) in interest receivable	(3,206)	11,884	2,419
Decrease (increase) in dividends receivable	(1,798)	(924)	195
Decrease in prepaid expenses and other assets	(8,991)	28	963
Decrease (increase) in deferred financing costs	(1,020)	—	—
Increase in management and performance-based incentive fees payable	6,253	4,599	2,107
Increase in interest payable	1,533	2,306	1,910
Increase (decrease) in accrued administrative expenses	85	(304)	(1,201)
Increase in other liabilities and accrued expenses	7,415	296	155
Net cash provided by (used in) operating activities	$42,021	$(292,777)	$(19,929)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	$—	$286,553	$50,000
Offering costs for the issuance of common stock	(32)	(1,010)	—
Dividends paid in cash	(189,393)	(175,423)	(161,144)
Proceeds from debt	3,176,136	2,537,088	1,374,940
Payments on debt	(3,031,030)	(2,334,130)	(1,221,780)
Deferred financing costs paid	(3,798)	(11,778)	(18,570)
Net cash provided by (used in) financing activities	$(48,117)	$301,300	$23,446
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(6,096)	$8,523	$3,517
Effect of exchange rates on cash balances	(223)	16	2
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	$14,736	$6,197	$2,678
CASH AND CASH EQUIVALENTS, END OF YEAR	$8,417	$14,736	$6,197
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash interest paid during the year	$69,098	$56,584	$44,757
PIK income (see note 5)	$34,092	$28,974	$20,292
Non-cash re-organizations/restructuring of investments*	$165,410	$238,457	$—
*Includes non-cash transfers not included in purchase or proceeds of investments and cash equivalents.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS March 31, 2015 (in thousands)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—121.6% (10)	Interest Rate	Maturity Date	Industry	Par Amount(12)	Cost	Fair Value (1)
CORPORATE DEBT—109.5%
SECURED DEBT—85.0%
1st Lien Secured Debt—41.7%
Alion Science & Technology Corporation	11.000% (L+1000, 1.00% Floor)	8/16/19	Aerospace and Defense	$32,003	$31,038	$31,843
Archroma (17)	9.500% (L+825, 1.25% Floor)	10/1/18	Chemicals	40,128	39,795	40,354
Aventine Renewable Energy Holdings, Inc.	15.00% PIK or 10.50% Cash	9/22/17	Chemicals	15,742	18,031	14,601
Aveta, Inc.	9.750% (L+825, 1.50% Floor)	12/12/17	Healthcare	53,296	52,331	43,169
Caza Petroleum, Inc.	12.000% (L+1000, 2.00% Floor)	5/23/17	Oil and Gas	45,000	43,992	42,660
ChyronHego Corp.	9.000% (L+800, 1.00% Floor)	3/9/20	Business Services	25,000	24,505	24,500
CITGO Holding, Inc. (11)	10.750%	2/15/20	Energy	25,000	23,792	25,781
CITGO Holding, Inc.	9.50% (L+850, 1.00% Floor)	5/12/18	Energy	19,435	18,306	19,344
Deep Gulf Energy II, LLC	14.000% (14.00% or L+1250, 1.50% Floor)	3/31/17	Oil and Gas	35,000	35,000	33,530
Delta Educational Systems, Inc.	16.00% (8.00% Cash / 8.00% PIK)	12/11/16	Education	5,892	5,892	5,892
Dodge Data & Analytics LLC	9.750% (L+875, 1.00% Floor)	10/31/19	Printing and Publishing	60,349	59,223	58,689
Extraction Oil & Gas Holdings, LLC	10.00% & 11.00%	5/29/19	Oil and Gas	52,633	51,932	51,843
Great Bear Petroleum Operating, LLC	12.000%	10/1/17	Oil and Gas	5,064	5,064	5,064
Hunt Companies, Inc. (11)	9.625%	3/1/21	Buildings and Real Estate	21,008	20,776	21,586
Magnetation, LLC (11)	11.000%	5/15/18	Mining	38,454	39,878	19,804
Maxus Capital Carbon SPE I, LLC (Skyonic Corp.)	13.000%	9/18/19	Chemicals	73,104	73,104	73,104
Molycorp, Inc. (17)	10.000%	6/1/20	Diversified Natural Resources, Precious Metals and Minerals	42,977	42,699	22,276
My Alarm Center, LLC (16)	8.500% (L+750, 1.00% Floor)	1/9/18	Business Services	42,614	42,614	42,613
My Alarm Center, LLC (16)	8.500% (L+750, 1.00% Floor)	1/9/18	Business Services	12,731	12,731	12,731
Osage Exploration & Development, Inc. (11)(17)	13.000% (L+1100, 2.00% Floor)	4/27/16	Oil and Gas	25,000	24,741	23,600
Pelican Energy, LLC (17)	10.00% (7.00% Cash / 3.00% PIK)	12/31/18	Oil and Gas	26,957	26,057	25,340
Saba Software, Inc.	12.417% (L+1142, 1.00% Floor)	3/26/21	Business Services	10,000	10,000	9,850
SCM Insurance Services, Inc. (17)	9.250%	8/22/19	Business Services	CAD 30,000	27,135	23,569
Spotted Hawk Development, LLC	13.00% (12.00% Cash / 1.00% PIK)	9/12/16	Oil and Gas	$80,900	79,911	78,878
Sunrun Solar Owner IX, LLC	9.079%	12/31/24	Energy	3,424	3,284	3,527
Telestream Holdings Corporation	10.254% (L+925, 1.00% Floor)	1/15/20	Business Services	32,500	32,500	31,769
UniTek Global Services Inc. (16)	9.500% (L+750, 1.00% PIK, 1.00% Floor)	1/13/19	Telecommunications	21,442	21,442	21,442
Total 1st Lien Secured Debt excluding Revolvers and Letters of Credit					$865,773	$807,359
See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (continued) March 31, 2015 (in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—121.6% (10)	Interest Rate	Maturity Date	Industry	Par Amount(12)	Cost	Fair Value (1)

Funded and Unfunded Revolver Obligations—-1.7%
Avaya, Inc., (Revolver) (16)	2.92% (L+275, 0.17% Floor) / 5.00% (P+175, 3.25% Floor) Funded	10/26/16	Telecommunications	$16,553	$16,553	$15,436
Avaya, Inc., (Unfunded Revolver) (8)(16)	0.50% Unfunded	10/26/16	Telecommunications	10,431	(3,181)	(704)
BMC Software, Inc., (Unfunded Revolver) (8)	0.50% Unfunded	9/10/18	Business Services	20,760	(1,857)	(1,868)
CIT Group, Inc., (Unfunded Revolver) (8)(17)	L+275	1/27/17	Financial Services	25,000	(107)	(1,250)
Confie Seguros Holding II Co., (Revolver) (16)	4.67% (L+450, 0.17% Floor) / 6.75% (P+350, 3.25% Floor) Funded	12/10/18	Insurance	2,190	2,190	1,949
Confie Seguros Holding II Co., (Unfunded Revolver) (8)(16)	0.50% Unfunded	12/10/18	Insurance	1,625	(340)	(179)
Laureate Education Inc., (Revolver) (16)(17)	5.000% (L+375, 1.25% Floor) Funded	6/16/16	Education	23,566	23,566	21,445
Laureate Education, Inc., (Unfunded Revolver) (8)(16)(17)	0.625% Unfunded	6/16/16	Education	5,212	(1,833)	(469)
Salix Pharmaceuticals, Ltd., (Unfunded Revolver) (16)(17)	0.50% Unfunded	1/2/19	Healthcare	24,867	(1,519)	—
Tibco Software Inc., (Unfunded Revolver) (8)	0.50% Unfunded	12/5/19	Business Services	6,000	(56)	(30)
Transfirst Holdings, Inc., (Unfunded Revolver) (8)(16)	0.50% Unfunded	11/12/19	Financial Services	2,943	(14)	(88)
UniTek Global Services, Inc., (Unfunded Revolver) (16)	0.50% Unfunded	1/13/19	Telecommunications	5,000	241	—
Walter Energy, Inc., (Unfunded Revolver) (8)(16)(17)	0.625% Unfunded	10/1/17	Mining	275	(176)	(48)
Total Funded and Unfunded Revolver Obligations					$33,467	$34,194

Letters of Credit—(0.0)%
Avaya, Inc., Letter of Credit (8)(9)(16)	2.750%	10/30/15- 4/6/16	Telecommunications	$9,800	$—	$(662)
Confie Seguros Holding II Co., Letter of Credit (8)(16)	4.500%	10/27/15	Insurance	600	—	(66)
Confie Seguros Holding II Co., Letter of Credit (8)(16)	4.500%	1/13/16	Insurance	85	—	(9)
Laureate Education Inc., Letter of Credit (8)(16)(17)	3.750%	6/16/16	Education	101	—	(9)
Salix Pharmaceuticals, Ltd., Letter of Credit (16)(17)	3.000%	2/10/16	Healthcare	8	—	—
Salix Pharmaceuticals, Ltd., Letter of Credit (16)(17)	3.000%	2/10/16	Healthcare	125	—	—
Transfirst Holdings, Inc., Letter of Credit (8)(16)	4.500%	11/12/19	Financial Services	57	—	(2)
UniTek Global Services Inc., Letter of Credit (16)	7.500%	1/13/19	Telecommunications	17,946	—	—
UniTek Global Services Inc., Letter of Credit (16)	7.500%	1/13/19	Telecommunications	1,850	—	—
Walter Energy, Inc., Letter of Credit (8)(9)(16)(17)	5.500%	9/18/15- 7/4/16	Mining	86	—	(15)
Walter Energy, Inc., Letter of Credit (8)(9)(16)(17)	5.500%	8/31/15- 11/28/15	Mining	CAD 192	—	(27)
Total Letters of Credit					$—	$(790)

Total 1st Lien Secured Debt					$899,240	$840,763

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (continued) March 31, 2015 (in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—121.6% (10)	Interest Rate	Maturity Date	Industry	Par Amount(12)	Cost	Fair Value (1)

2nd Lien Secured Debt—41.6%
Access CIG, LLC	9.750% (L+875, 1.00% Floor)	10/17/22	Business Services	$25,600	$24,103	$24,192
Active Network, Inc.	9.500% (L+850, 1.00% Floor)	11/15/21	Business Services	19,672	19,586	19,082
Appriss Holdings, Inc.	9.250% (L+825, 1.00% Floor)	5/21/21	Business Services	25,000	24,641	25,000
Armor Holdings, Inc. (American Stock Transfer and Trust Company)	10.250% (L+900, 1.25% Floor)	12/26/20	Financial Services	8,000	7,867	7,760
Asurion Corporation	8.500% (L+750, 1.00% Floor)	3/3/21	Insurance	40,622	40,163	40,876
Confie Seguros Holding II Co.	10.250% (L+900, 1.25% Floor)	5/8/19	Insurance	28,844	28,691	28,844
Consolidated Precision Products Corp.	8.750% (L+775, 1.00% Floor)	4/30/21	Aerospace and Defense	1,940	1,932	1,930
Deltek, Inc.	10.000% (L+875, 1.25% Floor)	10/10/19	Business Services	17,273	17,137	17,424
Elements Behavioral Health, Inc.	9.750% (L+875, 1.00% Floor)	2/11/20	Healthcare	9,500	9,420	9,434
Garden Fresh Restaurant Corp. (16)	7.750% (L+625 PIK, 1.50% Floor)	1/1/19	Restaurants	8,250	6,522	5,775
Garden Fresh Restaurant Corp. (16)	15.000% (L+1350 PIK, 1.50% Floor)	1/1/19	Restaurants	39,921	38,064	35,529
GCA Services Group, Inc.	9.250% (L+800, 1.25% Floor)	11/1/20	Diversified Service	17,838	17,961	17,882
Grocery Outlet, Inc.	9.250% (L+825, 1.00% Floor)	10/21/22	Grocery	28,000	27,592	27,580
GTCR Valor Companies, Inc.	9.500% (L+850, 1.00% Floor)	11/30/21	Business Services	35,000	34,666	33,775
Institutional Shareholder Services, Inc.	8.500% (L+750, 1.00% Floor)	4/30/22	Financial Services	6,640	6,579	6,540
Kronos, Inc.	9.750% (L+850, 1.25% Floor)	4/30/20	Business Services	13,525	13,466	13,931
Miller Energy Resources, Inc. (17)	14.750% (9.750% Cash / 2.000% PIK, 3.00% Floor)	2/3/18	Oil and Gas	88,123	88,123	82,527
MSC Software Corp. (17)	8.500% (L+750, 1.00% Floor)	5/28/21	Business Services	13,448	13,320	13,246
Novolex Holdings, Inc.	9.750% (L+875, 1.00% Floor)	6/5/22	Packaging	42,045	41,013	42,150
Pabst Brewing Company	9.25% (L+825, 1.00% Floor)	11/14/22	Consumer Products	27,000	26,665	27,203
Premier Trailer Leasing, Inc.	10.000% (L+900, 1.00% Floor)	9/24/20	Financial Services	52,000	51,029	52,000
River Cree Enterprises LP (11)(17)	11.000%	1/20/21	Hotels, Motels, Inns and Gaming	CAD 33,000	31,111	26,952
SiTV, Inc. (11)	10.375%	7/1/19	Cable Television	$2,219	2,219	2,003
SMG	9.250% (L+825, 1.00% Floor)	2/27/21	Business Services	19,900	19,900	20,000

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (continued) March 31, 2015 (in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—121.6% (10)	Interest Rate	Maturity Date	Industry	Par Amount(12)	Cost	Fair Value (1)
2nd Lien Secured Debt—41.6% (continued)
Sprint Industrial Holdings, LLC	11.250% (L+1000, 1.25% Floor)	11/14/19	Containers, Packaging, and Glass	14,163	13,959	13,526
SquareTwo Financial Corp. (Collect America, Ltd.) (17)	11.625%	4/1/17	Financial Services	65,152	64,316	58,420
TASC, Inc.	12.000%	5/21/21	Aerospace and Defense	21,815	21,028	23,178
TMK Hawk Parent Corp.	8.500% (L+750, 1.00% Floor)	10/1/22	Distribution	34,000	33,675	34,000
Transfirst Holdings, Inc.	9.000% (L+800, 1.00% Floor)	11/11/22	Financial Services	11,340	11,221	11,404
UniTek Global Services Inc. (16)	8.500% (L+750, 1.00% Floor)	1/13/19	Telecommunications	32,367	32,367	30,748
Velocity Technology Solutions, Inc.	9.000% (L+775, 1.25% Floor)	9/28/20	Business Services	16,500	16,209	16,005
Vertafore, Inc.	9.750% (L+825, 1.50% Floor)	10/27/17	Business Services	36,436	36,295	36,709
Total 2nd Lien Secured Debt					$820,840	$805,625
TOTAL SECURED DEBT					$1,720,080	$1,646,388
UNSECURED DEBT—24.5%
American Energy - Woodford LLC/AEW Finance Corp. (11)	9.000%	9/15/22	Oil and Gas	$5,000	$4,805	$2,850
American Tire Distributors, Inc. (11)	10.250%	3/1/22	Distribution	24,281	24,281	25,252
Artsonig Pty Ltd. (11)(17)	11.50% (12.00% PIK Toggle)	4/1/19	Transportation	21,227	20,974	17,830
BCA Osprey II Limited (British Car Auctions) (16)(17)	12.50% PIK	8/17/17	Transportation	£23,566	37,704	36,033
BCA Osprey II Limited (British Car Auctions) (16)(17)	12.50% PIK	8/17/17	Transportation	€14,333	19,779	15,855
Canacol Energy Ltd. (17)	9.500% (L+850, 1.00% Floor)	12/31/19	Oil and Gas	$50,000	48,595	47,625
Ceridian Corp. (11)	11.000%	3/15/21	Diversified Service	16,760	16,760	17,430
Delta Educational Systems, Inc.	16.00% PIK or 10.00% Cash / 6.00% PIK	5/12/17	Education	24,172	23,929	21,416
Denver Parent Corp. (Venoco) (13)(14)(16)	12.25% (13.00% PIK Toggle)	8/15/18	Oil and Gas	9,572	9,411	1,460
GenCorp, Inc. (17)	9.500% (L+850, 1.00% Floor)	4/18/22	Aerospace and Defense	40,500	40,500	40,500
My Alarm Center, LLC	16.25% (12.00% Cash / 4.25 %PIK)	7/9/18	Business Services	4,236	4,236	4,236
PetroBakken Energy Ltd. (11)(17)	8.625%	2/1/20	Oil and Gas	34,980	35,972	25,361
Radio One, Inc. (11)(17)	9.250%	2/15/20	Broadcasting & Entertainment	15,804	15,709	15,160
Sorenson Holdings, LLC (11)	13.00% PIK	10/31/21	Consumer Products	68	45	68
Tibco Software Inc. (11)	11.375%	12/1/21	Business Services	11,389	11,069	11,595
U.S. Security Associates Holdings, Inc.	11.000%	7/28/18	Business Services	135,000	135,000	137,700
UniTek Global Services Inc.	15.000%	7/13/2019	Telecommunications	6,565	6,565	6,565
Univar, Inc.	10.500%	6/30/2018	Distribution	20,000	20,000	19,900
Venoco, Inc. (16)	8.875%	2/15/2019	Oil and Gas	54,996	55,032	28,598
TOTAL UNSECURED DEBT					$530,366	$475,434
TOTAL CORPORATE DEBT					$2,250,446	$2,121,822

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (continued) March 31, 2015 (in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—121.6% (10)	Interest Rate	Maturity Date	Industry	Par Amount(12)	Cost	Fair Value (1)
STRUCTURED PRODUCTS AND OTHER—9.0%
Asset Repackaging Trust Six B.V., Credit-Linked Note (11)(17)(20)	N/A	5/18/2027	Utilities	$58,411	$24,994	$36,731
Craft 2013-1, Credit-Linked Note (11)(16)(17)	9.503% (L+925)	4/17/2022	Diversified Investment Vehicle	25,000	25,092	24,282
Craft 2013-1, Credit-Linked Note (16)(17)	9.503% (L+925)	4/17/2022	Diversified Investment Vehicle	7,625	7,753	7,412
Craft 2014-1A, Credit-Linked Note (11)(17)	9.882% (L+965)	5/15/2021	Diversified Investment Vehicle	42,500	42,460	41,898
Dark Castle Holdings, LLC	N/A	N/A	Media	24,395	1,189	2,565
JP Morgan Chase & Co., Credit-Linked Note (17)	12.520% (L+1225)	12/20/2021	Diversified Investment Vehicle	43,250	42,053	42,700
NXT Capital CLO 2014-1, LLC, Class E Notes (11)(17)	5.731% (L+550)	4/23/2026	Diversified Investment Vehicle	5,000	4,670	4,350
Renaissance Umiat, LLC, ACES Tax Receivable (15)(17)	N/A	N/A	Oil and Gas	—	13,014	14,432
TOTAL STRUCTURED PRODUCTS AND OTHER					$161,225	$174,370
PREFERRED EQUITY—1.6%				Shares
CA Holding, Inc. (Collect America, Ltd.), Series A Preferred Stock (13)(17)	N/A	N/A	Financial Services	32,961	$788	$297
Crowley Holdings, Series A Preferred Stock (11)	12.00% (10.00% Cash / 2.00% PIK)	N/A	Cargo Transport	22,500	23,079	23,645
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Preferred Stock (Convertible) (13)(14)	12.50% PIK	N/A	Education	332,500	6,863	—
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Preferred Stock (13)(14)	13.50% PIK	5/12/2018	Education	12,360	27,685	1,613
Varietal Distribution Holdings, LLC, Class A Preferred Unit	8.00% PIK	N/A	Distribution	3,097	5,724	5,655
TOTAL PREFERRED EQUITY					$64,139	$31,210

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (continued) March 31, 2015 (in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—121.6% (10)	Interest Rate	Maturity Date	Industry	Par Amount(12)	Cost	Fair Value (1)
EQUITY—1.5%
Common Equity/Interests—1.2%				Shares
ATD Corporation (Accelerate Parent Corp.), Common Stock (11)	N/A	N/A	Distribution	1,664,046	$1,714	$2,690
CA Holding, Inc. (Collect America, Ltd.), Series A Common Stock (13)(17)	N/A	N/A	Financial Services	25,000	2,500	—
CA Holding, Inc. (Collect America, Ltd.), Series AA Common Stock (13)(17)	N/A	N/A	Financial Services	4,294	429	—
Caza Petroleum, Inc., Net Profits Interest (13)	N/A	N/A	Oil and Gas	—	1,202	1,290
Caza Petroleum, Inc., Overriding Royalty Interest	N/A	N/A	Oil and Gas	—	340	235
Clothesline Holdings, Inc. (Angelica Corporation), Common Stock (13)	N/A	N/A	Healthcare	6,000	6,000	519
Explorer Coinvest, LLC (Booz Allen), Common Stock (17)	N/A	N/A	Business Services	192	1,468	5,162
Garden Fresh Restaurant Holdings, LLC., Common Stock (13)	N/A	N/A	Restaurants	50,000	5,000	—
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Common Stock (13)	N/A	N/A	Education	17,500	175	—
JV Note Holdco, LLC (DSI Renal, Inc.), Common Equity / Interest (13)	N/A	N/A	Healthcare	9,303	85	—
Pelican Energy, LLC, Net Profits Interest (13)(17)	N/A	N/A	Oil and Gas	—	1,061	272
Skyline Data, News and Analytics LLC, Class A Common Unit (13)	N/A	N/A	Printing and Publishing	4,500	4,500	4,500
Sorenson Holdings, LLC, Membership Interests (13)	N/A	N/A	Consumer Products	587	—	81
Univar, Inc., Common Stock (13)	N/A	N/A	Distribution	900,000	9,000	9,320
Varietal Distribution Holdings, LLC, Class A Common Unit (13)	N/A	N/A	Distribution	28,028	28	—
Total Common Equity/Interests					$33,502	$24,069

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (continued) March 31, 2015 (in thousands, except warrants)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—121.6% (10)	Interest Rate	Maturity Date	Industry	Warrants	Cost	Fair Value (1)
Warrants—0.3%
CA Holding, Inc. (Collect America, Ltd.), Common Stock Warrants (13)(17)	N/A	N/A	Financial Services	12,255	$8	$—
Energy & Exploration Partners, Inc., Common Stock Warrants (13)	N/A	N/A	Oil and Gas	60,778	2,374	58
Fidji Luxco (BC) S.C.A., Common Stock Warrants (2)(13)(17)	N/A	N/A	Electronics	18,113	182	3,950
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Class A-1 Preferred Stock Warrants (13)	N/A	N/A	Education	45,947	459	—
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Class B-1 Preferred Stock Warrants (13)	N/A	N/A	Education	104,314	1,043	—
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Common Stock Warrants (13)	N/A	N/A	Education	9,820	98	—
Osage Exploration & Development, Inc., Common Stock Warrants (13)(17)	N/A	N/A	Oil and Gas	1,496,843	—	222
Spotted Hawk Development, LLC, Common Stock Warrants (13)	N/A	N/A	Oil and Gas	54,545	852	1,341
Total Warrants					$5,016	$5,571
TOTAL EQUITY					$38,518	$29,640
Total Non-Controlled/ Non-Affiliated Investments					$2,514,328	$2,357,042

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (continued) March 31, 2015 (in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/AFFILIATED INVESTMENTS—13.5%(4)(10)	Interest Rate	Maturity Date	Industry	Par Amount (12)	Cost	Fair Value (1)
CORPORATE DEBT—0.0%
SECURED DEBT—0.0%
1st Lien Secured Debt—0.0%
Renewable Funding Group, Inc., (4)(13)	0.00%	9/30/15	Finance	$1,000	$1,000	$1,000
Total 1st Lien Secured Debt					$1,000	$1,000
TOTAL SECURED DEBT					$1,000	$1,000
TOTAL CORPORATE DEBT					$1,000	$1,000

STRUCTURED PRODUCTS AND OTHER—10.3%
Golden Bear Warehouse, LLC, Equity (3)(4)(17)	N/A	N/A	Diversified Investment Vehicle	$4,234	$4,234	$6,833
Golden Hill CLO I, LLC, Equity (3)(4)(17)	N/A	N/A	Diversified Investment Vehicle	70,944	71,478	73,587
Highbridge Loan Management 3-2014, Ltd., Class E Notes (3)(4)(11)(17)	6.257% (L+600)	1/18/25	Diversified Investment Vehicle	2,485	2,277	2,121
Highbridge Loan Management 3-2014, Ltd., Subordinated Notes (3)(4)(11)(17)	N/A	1/18/25	Diversified Investment Vehicle	8,163	6,537	6,722
Ivy Hill Middle Market Credit Fund IX, Ltd, Subordinated Notes (3)(4)(11)(17)	N/A	10/18/25	Diversified Investment Vehicle	12,500	11,375	11,375
Jamestown CLO I LTD, Subordinated Notes (3)(4)(11)(17)	N/A	11/5/24	Diversified Investment Vehicle	4,325	3,432	3,698
MCF CLO I, LLC, Membership Interests (3)(4)(11)(17)	N/A	4/20/23	Diversified Investment Vehicle	38,918	35,087	38,490
MCF CLO III, LLC, Class E Notes (3)(4)(11)(17)	4.681% (L+445)	1/20/24	Diversified Investment Vehicle	12,750	11,456	11,220
MCF CLO III, LLC, Membership Interests (3)(4)(11)(17)	N/A	1/20/24	Diversified Investment Vehicle	41,900	36,957	38,984
Slater Mill Loan Fund LP, LP Certificates (3)(4)(17)	N/A	N/A	Diversified Investment Vehicle	8,375	5,755	6,968
TOTAL STRUCTURED PRODUCTS AND OTHER					$188,588	$199,998

PREFERRED EQUITY—0.5%				Shares
Renewable Funding Group, Inc., Series B Preferred Stock (4)(13)	N/A	N/A	Finance	1,505,868	$7,461	$9,309
TOTAL PREFERRED EQUITY					$7,461	$9,309

EQUITY—2.7%
Common Equity/Interests—2.7%
AMP Solar Group, Inc., Class A Common Shares (3)(4)(17)	N/A	N/A	Energy	81,493	$3,500	$3,500
Generation Brands Holdings, Inc. (Quality Home Brands), Basic Common Stock (3)(4)(13)(18)	N/A	N/A	Home and Office Furnishings and Durable Consumer Products	9,007	—	6,699
Generation Brands Holdings, Inc. (Quality Home Brands), Series 2L Common Stock (3)(4)(13)(18)	N/A	N/A	Home and Office Furnishings and Durable Consumer Products	36,700	11,242	27,294
Generation Brands Holdings, Inc. (Quality Home Brands), Series H Common Stock (3)(4)(13)(18)	N/A	N/A	Home and Office Furnishings and Durable Consumer Products	7,500	2,298	5,578

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (continued) March 31, 2015 (in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/AFFILIATED INVESTMENTS—13.5%(4)(10)	Interest Rate	Maturity Date	Industry	Shares	Cost	Fair Value (1)
EQUITY—2.7%
Common Equity/Interests—2.7%
LVI Group Investments, LLC,Common Units (3)(4)(13)(19)	N/A	N/A	Environmental Services	212,460	$17,505	$8,669
Total Common Equity/Interests					$34,545	$51,740
TOTAL EQUITY					$34,545	$51,740

Total Non-Controlled/Affiliated Investments					$231,594	$262,047

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (continued) March 31, 2015 (in thousands, except shares)

INVESTMENTS IN CONTROLLED INVESTMENTS—37.7%(5)(10)	Interest Rate	Maturity Date	Industry	Par Amount (12)	Cost	Fair Value (1)
CORPORATE DEBT—18.2%
SECURED DEBT—18.2%
1st Lien Secured Debt—18.2%
Merx Aviation Finance, LLC, (Revolver) (5)(16)	12.00% Funded	10/31/18	Aviation	$352,084	$352,084	$352,084
Total 1st Lien Secured Debt					$352,084	$352,084

Unfunded Revolver Obligation—0.0%
Merx Aviation Finance, LLC, (Unfunded Revolver) (5)(16)	12.00% Funded, 0.00% Unfunded	10/31/18	Aviation	$47,916	$—	$—
Total Unfunded Revolver Obligation					$—	$—

Letters of Credit—0.0%
Merx Aviation Finance Assets Ireland Limited, Letter of Credit (5)	2.250%	9/30/15	Aviation	$1,800	$—	$—
Merx Aviation Finance Assets Ireland Limited, Letter of Credit (5)	2.250%	9/30/15	Aviation	1,800	—	—
Total Letters of Credit					$—	$—
TOTAL SECURED DEBT					$352,084	$352,084
TOTAL CORPORATE DEBT					$352,084	$352,084

PREFERRED EQUITY—6.4%				Shares
AMP Solar (UK) Limited, Class A Preference Shares (2)(5)(17)	8.500%	10/31/49	Utilities	43,277,916	$66,354	$65,171
PlayPower Holdings, Inc., Series A Preferred (5)	14.00% PIK	11/15/20	Leisure	49,178	59,411	59,411
TOTAL PREFERRED EQUITY					$125,765	$124,582

EQUITY—13.1%
Common Equity/Interests—13.1%				Shares
Merx Aviation Finance, LLC, Membership Interest (5)(13)	N/A	N/A	Aviation	—	$152,082	$165,172
MSEA Tankers LLC, Membership Interest (5)(17)	N/A	N/A	Cargo Transport	—	33,000	33,000
PlayPower Holdings, Inc., Common Stock (5)(13)	N/A	N/A	Leisure	1,000	77,722	55,900
Total Common Equity/Interests					$262,804	$254,072
TOTAL EQUITY					$262,804	$254,072
Total Controlled Investments					$740,653	$730,738
Total Investments—172.9% (6)(7)					$3,486,575	$3,349,827
Liabilities in Excess of Other Assets—(72.9)%						$(1,412,219)
Net Assets—100.0%						$1,937,608

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (continued)
March 31, 2015
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

(4)
Denotes investments in which we are an “Affiliated Person”, as defined in the 1940 Act, due to owning or holding the power to vote 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of March 31, 2015 and March 31, 2014 along with transactions during the fiscal year ended March 31, 2015 in these Affiliated investments are as follows:

Name of Issue	Fair Value at March 31, 2014	Gross Additions (Cost) ●	Gross Reductions (Cost) ■	Change in Unrealized Gain (Loss)	Fair Value at March 31, 2015	Net Realized Gain (Loss)	Interest/Dividend/ Other Income
AMP Solar Group, Inc., Class A Common Shares	$—	$3,500	$—	$—	$3,500	$—	$—
AMP Solar Group, Inc., 15.000%, 7/7/15	—	3,619	(3,619)	—	—	(57)	53
Aventine Renewable Energy Holdings, Inc., 15.00% (12.00% Cash / 3.00% PIK), 9/23/16	2,405	21	(2,642)	216	—	116	184
Aventine Renewable Energy Holdings, Inc., 10.50% Cash or 15.00% PIK, 9/22/17	8,884	1,481	(15,306)	4,941	—	—	1,496
Aventine Renewable Energy Holdings, Inc., 25.00% PIK, 9/24/16	3,769	238	(4,007)	—	—	—	433
Aventine Renewable Energy Holdings, Inc., Common Stock	99	—	(688)	589	—	1,804	—
Aventine Renewable Energy Holdings, Inc., Common Stock Warrants	574	—	(3,996)	3,422	—	9,713	—
Generation Brands Holdings, Inc. (Quality Home Brands), Basic Common Stock (18)	—	1,615	—	5,084	6,699	—	—
Generation Brands Holdings, Inc. (Quality Homes Brands), Series H Common Stock (18)	—	1,345	—	4,233	5,578	—	—
Generation Brands Holdings, Inc. (Quality Homes Brands), Series 2L Common Stock (18)	—	6,582	—	20,712	27,294	—	—
Golden Bear Warehouse LLC, Equity	—	4,233	—	2,600	6,833	—	—
Golden Hill CLO I, LLC, Equity	1,097	69,847	—	2,643	73,587	—	1,515
Highbridge Loan Management 3-2014, Ltd., Class D Notes, L+500, 1/18/25	4,680	21	(4,659)	(42)	—	(169)	205
Highbridge Loan Management 3-2014, Ltd., Class E Notes, L+600, 1/18/25	2,314	14	—	(207)	2,121	—	171
Highbridge Loan Management 3-2014, Ltd., Subordinated Notes, 1/18/25	7,278	—	(989)	433	6,722	—	652
Ivy Hill Middle Market Credit Fund IX, Ltd, Subordinated Notes, 10/18/25	—	11,375	—	—	11,375	—	414
Jamestown CLO I LTD, Subordinated Notes, 11/5/24	3,828	—	(121)	(9)	3,698	—	559
LVI Parent Corp. (LVI Services, Inc.), 12.50%, 4/20/14 (19)	—	10,387	(10,200)	(187)	—	—	269
LVI Group Investments, LLC, Common Units (formerly known as LVI Services, Inc.) (19)	—	35,429	—	(26,760)	8,669	—	87
MCF CLO I LLC, Class E Notes, L+575, 4/20/23	12,357	13	(12,344)	(26)	—	(107)	215
MCF CLO I LLC, Membership Interests	40,391	—	(2,471)	570	38,490	—	7,176
MCF CLO III LLC, Class E Notes L+445, 1/20/24	11,325	107	—	(212)	11,220	—	718
MCF CLO III LLC, Membership Interests, 1/20/24	38,266	—	(2,227)	2,945	38,984	—	6,271
Renewable Funding Group, Inc. 0.00%, 9/30/15	—	1,000	—	—	1,000	—	—
Renewable Funding Group, Inc., Series B Preferred Stock	—	8,750	(1,289)	1,848	9,309	—	—
Slater Mill Loan Fund LP, LP Certificates	7,361	—	(467)	74	6,968	—	1,427
	$144,628	$159,577	$(65,025)	$22,867	$262,047	$11,300	$21,845
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
March 31, 2015
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
As of March 31, 2015, the Company has a 28%, 100%, 100%, 26%, 32%, 36%, 97%, 98% and 26% equity ownership interest in Generation Brands Holdings, Inc., Golden Bear Warehouse LLC, Golden Hill CLO I, LLC, Highbridge Loan Management, Ltd., Ivy Hill Middle Market Credit Fund IX, Ltd, LVI Group Investments, LLC, MCF CLO I LLC, MCF CLO III LLC, and Slater Mill Loan Fund LP, respectively. Investments that the Company owns greater than 25% of the equity and are shown in “Non-Controlled/Affiliated” have governing documents that preclude the Company from controlling management of the entity and therefore the Company has determined that the entity is not a controlled affiliate.

(5)
Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Fair value as of March 31, 2015 and March 31, 2014 along with transactions during the fiscal year ended March 31, 2015 in these Controlled investments are as follows:

Name of Issue	Fair Value at March 31, 2014	Gross Additions (Cost) ●	Gross Reductions (Cost) ■	Change in Unrealized Gain (Loss)	Fair Value at March 31, 2015	Net Realized Gain (Loss)	Interest/Dividend/ Other Income
AMP Solar (UK) Limited, Class A Preference Shares	$—	$66,355	$—	$(1,184)	$65,171	$—	$1,580
Generation Brands Holdings, Inc. (Quality Home Brands), Basic Common Stock (18)	1,615	—	(1,615)	—	—	—	—
Generation Brands Holdings, Inc. (Quality Homes Brands), Series H Common Stock(18)	1,345	—	(1,345)	—	—	—	—
Generation Brands Holdings, Inc. (Quality Homes Brands), Series 2L Common Stock(18)	6,582	—	(6,582)	—	—	—	—
LVI Parent Corp. (LVI Services, Inc.), 12.50%, 4/20/14 (19)	10,200	—	(10,200)	—	—	—	—
LVI Group Investments, LLC, Common Units (formerly known as LVI Services, Inc.) (19)	34,020	—	(34,020)	—	—	—	—
Merx Aviation Finance, LLC (formerly known as Merx Aviation Finance Holdings II, LLC), (Revolver) 12.00% Funded, 10/31/18	282,334	69,750	—	—	352,084	—	39,231
Merx Aviation Finance, LLC (formerly known as Merx Aviation Finance Holdings II, LLC), (Unfunded Revolver) 0.00% Unfunded, 10/31/18	—	—	—	—	—	—	—
Merx Aviation Finance Assets Ireland Limited, Letter of Credit, 2.25%, 9/30/15	—	—	—	—	—	—	—
Merx Aviation Finance Assets Ireland Limited, Letter of Credit, 2.25%, 9/30/15	—	—	—	—	—	—	—
Merx Aviation Finance, LLC (formerly known as Merx Aviation Finance Holdings II, LLC), Membership Interest	140,465	13,499	—	11,208	165,172	—	—
MSEA Tankers LLC, Membership Interest	—	33,000	—	—	33,000	—	—
PlayPower Holdings, Inc., Common Stock	53,813	—	—	2,087	55,900	—	—
PlayPower Holdings, Inc., Series A Preferred, 14.00% PIK, 11/15/20	51,773	7,638	—	—	59,411	—	7,891
	$582,147	$190,242	$(53,762)	$12,111	$730,738	$—	$48,702
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
As of March 31, 2015, the Company has a 100% equity ownership interest in AMP Solar (UK) Limited, Merx Aviation Finance, LLC, MSEA Tankers LLC and PlayPower Holdings, Inc..

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (continued)
March 31, 2015
(in thousands)

(6)
Aggregate gross unrealized gain for federal income tax purposes is $143,557; aggregate gross unrealized loss for federal income tax purposes is $302,058. Net unrealized loss is $158,501 based on a tax cost of $3,508,328.

(7)
Substantially all securities are pledged as collateral to our multicurrency revolving credit facility (the “Facility”). As such these securities are not available as collateral to our general creditors.

(8)	The negative fair value is the result of the unfunded commitment or letter of credit being valued below par.

(9)	These letters of credit represent multiple commitments made on various dates. As a result, maturity dates may vary and a maturity range has been provided.

(10)	The percentage is calculated over net assets.

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

(18)
Generation Brands Holdings, Inc. was previously incorrectly reported as a controlled investment in the financial statements for the year ended March 31, 2014. After further assessment, the Company does not control more than 25% of the voting power and has no power to direct or cause the direction of the policies and management of the company. As such, $9,542 of the fair value of Generation Brands Holdings, Inc., Common Stock was transferred from "Controlled" to "Non-Controlled/Affiliated" in 2015 to correctly reflect Generation Brands Holdings, Inc. as a non-controlling/ affiliated investment. Management evaluated the impact of the error to the financial statements and determined that this adjustment was not material to any prior annual or interim periods, and the resulting correction is not material to the current financial statements.

(19)
As a result of a restructuring in April 2014, the Company investment was moved to LVI Group Investments, LLC from LVI Services Inc. LVI Group Investments, LLC further invested in NorthStar Group Holdings. The Company no longer controls more than 25% of the voting power and has no power to direct or cause the direction of the policies and management of NorthStar Group Holdings. As such, $44,220 of the fair value of LVI Services, Inc., Common Stock, was transferred from "Controlled" to "Non-Controlled/Affiliated" in LVI Group Investments, LLC prior to the fiscal year ended March 31, 2015.

(20)	This investment represents a leveraged subordinated interest in a trust that holds one foreign currency denominated bond and a derivative instrument.

N/A	Not applicable.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (continued)
 March 31, 2015

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2015
Business Services	15.6%
Aviation	15.4%
Oil and Gas	13.9%
Diversified Investment Vehicle	9.6%
Financial Services	4.0%
Chemicals	3.8%
Leisure	3.4%
Utilities	3.0%
Aerospace and Defense	2.9%
Distribution	2.9%
Telecommunications	2.2%
Insurance	2.1%
Transportation	2.1%
Printing and Publishing	1.9%
Cargo Transport	1.7%
Healthcare	1.6%
Energy	1.6%
Education	1.5%
Packaging	1.3%
Restaurants	1.2%
Home and Office Furnishings and Durable Consumer Products	1.2%
Diversified Service	1.1%
Grocery	0.8%
Consumer Products	0.8%
Hotels, Motels, Inns and Gaming	0.8%
Diversified Natural Resources, Precious Metals and Minerals	0.7%
Buildings and Real Estate	0.6%
Mining	0.6%
Broadcasting & Entertainment	0.4%
Containers, Packaging, and Glass	0.4%
Finance	0.3%
Environmental Services	0.3%
Electronics	0.1%
Media	0.1%
Cable Television	0.1%
Total Investments	100.0%

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS March 31, 2014 (in thousands)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—134.1% (17)	Interest Rate	Maturity Date	Industry	Par Amount (10)	Cost	Fair Value (1)
CORPORATE DEBT—125.9%
SECURED DEBT—80.0%
1st Lien Secured Debt—32.5%
Archroma (15)	9.50% (L+825, 1.25% Floor)	10/1/18	Chemicals	$35,422	$34,762	$35,511
Avanti Communication Group PLC(9)(15)	10.000%	10/1/19	Telecommunications	9,000	9,000	9,608
Aveta, Inc.	9.75% (L+825, 1.50% Floor)	12/12/17	Healthcare	59,951	58,535	60,325
Caza Petroleum, Inc.	12.00% (L+1000, 2.00% Floor)	5/23/17	Oil and Gas	35,000	33,988	33,845
Charming Charlie LLC	9.00% (L+800, 1.00% Floor)	12/24/19	Retail	5,305	5,241	5,315
Confie Seguros Holding II Co., (Revolver) (14)	6.75% (P+350) Funded, 0.50% Unfunded	12/10/18	Insurance	240	240	218
Delta Educational Systems, Inc.	16.00% (8.00% Cash/8.00% PIK)	12/11/16	Education	5,437	5,437	5,437
Endeavour International Corp. (14)(15)	12.000%	3/1/18	Oil and Gas	18,262	17,960	17,760
Endeavour International Corp. (14)(15)	8.25% (L+700, 1.25% Floor)	11/30/17	Oil and Gas	3,157	3,105	3,126
Endeavour International Corp. (14)(15)	8.25% (L+700, 1.25% Floor)	11/30/17	Oil and Gas	4,412	4,338	4,368
Evergreen Tank Solutions, Inc.	9.50% (L+800, 1.50% Floor)	9/28/18	Containers, Packaging, and Glass	41,771	41,260	41,980
Great Bear Petroleum Operating, LLC	12.000%	10/1/17	Oil and Gas	4,464	4,464	4,464
Hunt Companies, Inc.(9)	9.625%	3/1/21	Buildings and Real Estate	41,210	40,701	42,807
Lee Enterprises, Inc(9)(15)	9.500%	3/15/22	Media	25,000	25,000	25,844
Magnetation, LLC (9)	11.000%	5/15/18	Mining	16,400	16,458	18,450
Maxus Capital Carbon SPE I, LLC (Skyonic Corp.)	13.000%	9/18/19	Chemicals	60,000	60,000	60,000
Molycorp, Inc. (15)	10.000%	6/1/20	Diversified Natural Resources, Precious Metals and Minerals	35,849	35,532	35,547
My Alarm Center, LLC (14)	8.50% (L+750, 1.00% Floor)	1/9/18	Business Services	42,614	42,614	42,614
My Alarm Center, LLC (14)	8.50% (L+750, 1.00% Floor)	1/9/18	Business Services	2,930	2,930	2,930
Osage Exploration & Development, Inc. (15)	17.00% (L+1500, 2.00% Floor)	4/27/15	Oil and Gas	20,000	19,752	20,040
Panda Sherman Power, LLC	9.00% (L+750, 1.50% Floor)	9/14/18	Energy	15,000	14,821	15,450
Panda Temple Power, LLC	11.50% (L+1000, 1.50% Floor)	7/17/18	Energy	25,500	25,099	26,169
Pelican Energy, LLC (15)	10.00% (7.00% Cash / 3.00% PIK)	12/31/18	Oil and Gas	19,330	18,634	19,717
Reichhold Holdings International B.V. (15)	10.75% (L+975, 1.00% Floor)	12/19/16	Chemicals	22,500	22,500	22,500
Sand Waves, S.A. (Endeavour Energy UK Limited) (15)	9.750%	12/31/15	Oil and Gas	12,500	12,500	12,500
Southern Pacific Resource Corp. (15)	11.00% (L+1000, 1.00% Floor)	3/29/19	Oil and Gas	9,080	8,808	9,216

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (continued) March 31, 2014 (in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—134.1% (17)	Interest Rate	Maturity Date	Industry	Par Amount (10)	Cost	Fair Value (1)
Spotted Hawk Development, LLC (15)	14.00% (13.00% Cash/1.00% PIK)	6/30/16	Oil and Gas	24,308	23,712	23,615
Sunrun Solar Owner IX, LLC	9.079%	12/31/24	Energy	3,622	3,466	3,467
1st Lien Secured Debt—32.5% (continued)
Travel Leaders Group, LLC	7.00% (L+600, 1.00% Floor)	12/5/18	Business Services	$2,568	$2,414	$2,548
UniTek Global Services, Inc., (Revolver)(14)	10.25% (L+925, 1.00% Floor) Funded, 2.00% Unfunded	4/15/16	Telecommunications	44,802	44,802	44,802
Walter Energy, Inc.(9)(15)	9.500%	10/15/19	Mining	17,000	17,307	17,345
Total 1st Lien Secured Debt					$655,380	$667,518
Unfunded Revolver Obligations—(0.4)%
Avaya, Inc. (8)	L+275 Funded, 0.50% Unfunded	10/26/16	Telecommunications	$36,785	$(5,203)	$(3,035)
BMC Software Inc. (8)	L+400 Funded, 0.50% Unfunded	9/10/18	Business Services	30,760	(3,243)	(2,307)
Confie Seguros Holding II Co. (8)(14)	P+350 Funded, 0.50% Unfunded	12/10/18	Insurance	3,627	(450)	(326)
Laureate Education, Inc. (8)(15)	L+375 Funded, 0.625% Unfunded	6/16/16	Education	28,880	(2,888)	(2,599)
Reichhold Holdings International B.V. (15)	L+600 Funded, 1.50% Unfunded	12/19/16	Chemicals	12,500	—	—
Salix Pharmaceuticals, Ltd. (8)(15)	L+300 Funded, 0.50% Unfunded	1/2/19	Healthcare	25,000	(1,923)	(125)
UniTek Global Services Inc., (14)	L+925 Funded, 2.00% Unfunded	4/15/16	Telecommunications	18,052	—	—
Total Unfunded Revolver Obligations					$(13,707)	$(8,392)

Letters of Credit— (0.0)%
Confie Seguros Holding II Co., Letter of Credit (8)(14)	4.500%	10/27/14	Insurance	$600	$—	$(54)
Confie Seguros Holding II Co., Letter of Credit (8)(14)	4.500%	1/13/15	Insurance	33	—	(3)
UniTek Global Services Inc., Letter of Credit (14)	9.250%	3/26/15	Telecommunications	3,000	—	—
UniTek Global Services Inc., Letter of Credit (14)	9.250%	3/18/15	Telecommunications	1,000	—	—
UniTek Global Services Inc., Letter of Credit (14)	9.250%	3/18/15	Telecommunications	2,700	—	—
UniTek Global Services Inc., Letter of Credit (14)	9.250%	12/15/14	Telecommunications	5,446	—	—
Total Letters of Credit					$—	$(57)
Total 1st Lien Secured Debt					$641,673	$659,069

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (continued) March 31, 2014 (in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—134.1% (17)	Interest Rate	Maturity Date	Industry	Par Amount (10)	Cost	Fair Value (1)

2nd Lien Secured Debt—47.9%
Active Network, Inc.	9.50% (L+850, 1.00% Floor)	11/15/21	Business Services	$25,000	$24,879	$25,344
Applied Systems, Inc.	7.50% (L+650, 1.00% Floor)	1/24/22	Business Services	9,110	9,043	9,281
Aptean, Inc.	8.50% (L+750, 1.00% Floor)	2/26/21	Business Services	11,322	11,153	11,478
Armor Holdings, Inc. (American Stock Transfer and Trust Company)	10.25% (L+900, 1.25% Floor)	12/26/20	Financial Services	8,000	7,851	8,000
Asurion Corporation	8.50% (L+750, 1.00% Floor)	3/3/21	Insurance	90,400	89,050	93,413
Bennu Oil & Gas, LLC	10.25% (L+900, 1.25% Floor)	11/1/18	Oil and Gas	8,999	8,927	9,123
BJ's Wholesale Club, Inc	8.50% (L+750, 1.00% Floor)	3/26/20	Retail	20,000	19,904	20,537
Brock Holdings III, Inc.	10.00% (L+825, 1.75% Floor)	3/16/18	Environmental Services	19,500	19,245	19,805
Confie Seguros Holding II Co.	10.25% (L+900, 1.25% Floor)	5/8/19	Insurance	27,344	27,096	27,566
Consolidated Precision Products Corp.	8.75% (L+775, 1.00% Floor)	4/30/21	Aerospace and Defense	8,940	8,897	9,096
Del Monte Foods Co	8.25% (L+725, 1.00% Floor)	8/18/21	Beverage, Food, and Tobacco	12,140	12,019	12,110
Deltek, Inc.	10.00% (L+875, 1.25% Floor)	10/10/19	Business Services	27,273	27,023	27,887
Elements Behavioral Health, Inc.	9.25% (L+825, 1.00% Floor)	2/11/20	Healthcare	9,500	9,407	9,500
Flexera Software LLC	8.00% (L+700, 1.00% Floor)	4/2/21	Business Services	7,000	6,965	7,053
Garden Fresh Restaurant Corp. (14)	7.25% (L+575 PIK, 1.50% Floor)	1/1/19	Restaurants	7,661	5,618	5,210
Garden Fresh Restaurant Corp. (14)	14.50% (L+1300 PIK, 1.50% Floor)	1/1/19	Restaurants	34,513	32,326	30,716
GCA Services Group, Inc.	9.25% (L+800, 1.25% Floor)	11/1/20	Diversified Service	22,838	22,940	23,194
Grocery Outlet, Inc.	10.50% (L+925, 1.25% Floor)	6/17/19	Grocery	8,674	8,526	8,847
HD Vest Inc. (15)	9.25% (L+800, 1.25% Floor)	6/18/19	Financial Services	9,396	9,290	9,302
Healogics, Inc.	9.25% (L+800, 1.25% Floor)	2/5/20	Healthcare	10,000	10,109	10,242
IMG Worldwide, Inc.	8.25% (L+725, 1.00% Floor)	3/21/22	Leisure	2,167	2,145	2,199
Insight Pharmaceuticals, LLC	13.25% (L+1175, 1.50% Floor)	8/25/17	Consumer Products	15,448	15,243	15,139
Kronos, Inc.	9.75% (L+850, 1.25% Floor)	4/30/20	Business Services	92,516	91,531	96,332
Landslide Holdings, Inc.	8.25% (L+725, 1.00% Floor)	2/25/21	Business Services	5,630	5,588	5,672
Learfield Communications, Inc.	8.75% (L+775, 1.00% Floor)	10/8/21	Media	15,000	14,856	15,375
Miller Energy Resources, Inc. (15)	11.75% (L+975, 2.00% Floor)	2/3/18	Oil and Gas	87,500	85,804	85,750

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (continued) March 31, 2014 (in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—134.1% (17)	Interest Rate	Maturity Date	Industry	Par Amount (10)		Cost	Fair Value (1)
2nd Lien Secured Debt—47.9% (continued)
Ranpak Corp.	8.50% (L+725, 1.25% Floor)	4/23/20	Packaging		$22,000	$21,802	$22,522
River Cree Enterprises LP (9)(15)	11.000%	1/20/21	Hotels, Motels, Inns and Gaming	CAD	33,000	31,110	31,767
SESAC Holdco II LLC	10.00% (L+875, 1.25% Floor)	4/9/14	Broadcasting & Entertainment		$10,750	10,758	10,978
Sprint Industrial Holdings, LLC	11.25% (L+1000, 1.25% Floor)	11/14/19	Containers, Packaging, and Glass		14,163	13,928	14,305
SquareTwo Financial Corp. (Collect America, Ltd.) (15)	11.625%	4/1/17	Financial Services		61,079	59,929	61,690
Stadium Management Corp	9.25% (L+825, 1.00% Floor)	2/27/21	Business Services		19,900	19,900	20,348
Tectum Holdings, Inc.	10.25% (P+700, 3.25% Floor)	3/12/19	Auto Sector		17,670	17,582	17,626
Transfirst Holdings, Inc.	7.50% (L+650, 1.00% Floor)	6/27/18	Financial Services		59,750	59,601	60,422
TriMark USA, LLC	10.00% (L+900, 1.00% Floor)	8/12/19	Distribution		27,000	26,470	27,338
U.S. Renal Care, Inc. (14)	10.25% (L+900, 1.25% Floor)	1/3/20	Healthcare		11,927	11,980	12,195
U.S. Renal Care, Inc. (14)	8.50% (L+750, 1.00% Floor)	7/3/20	Healthcare		12,120	11,930	12,325
Velocity Technology Solutions, Inc.	9.00% (L+775, 1.25% Floor)	9/28/20	Business Services		16,500	16,170	16,170
Vertafore, Inc.	9.75% (L+825, 1.50% Floor)	10/27/17	Business Services		50,436	50,167	51,397
Walter Energy, Inc. (9)(15)	11.000%	4/1/20	Mining		27,798	26,308	25,192
Total 2nd Lien Secured Debt						$963,070	$982,446
TOTAL SECURED DEBT						$1,604,743	$1,641,515

UNSECURED DEBT—45.9%
Altegrity, Inc. (14)	0.000% (12.5% effective)	8/2/16	Diversified Service		$3,545	$2,664	$957
Altegrity, Inc. (9)(14)	12.000%	11/1/15	Diversified Service		14,667	14,667	13,567
American Energy - Utica, LLC (9)	3.500%	3/1/21	Oil and Gas		10,868	10,868	11,031
American Tire Distributors, Inc. (9)(14)	11.500%	6/1/18	Distribution		25,000	25,000	25,700
American Tire Distributors, Inc. (14)	11.500%	6/1/18	Distribution		40,000	39,321	41,120
Artsonig Pty Ltd (9)(15)	11.500%	4/1/19	Transportation		20,000	19,701	20,025
BCA Osprey II Limited (British Car Auctions) (14)(15)	12.50% PIK	8/17/17	Transportation		€12,721	17,489	18,102
BCA Osprey II Limited (British Car Auctions) (14)(15)	12.50% PIK	8/17/17	Transportation		£20,948	33,173	36,058
Ceridian Corp. (9)(14)	11.000%	3/15/21	Diversified Service		$34,000	34,000	39,335
Ceridian Corp. (14)	11.250%	11/15/15	Diversified Service		35,800	35,800	36,154
Ceridian Corp. (14)	12.25% Cash (12.25% Cash or 13.00% PIK)	11/15/15	Diversified Service		14,420	14,420	14,562
CRC Health Corp.	10.750%	2/1/16	Healthcare		13,000	13,079	13,077
Delta Educational Systems, Inc.	16.00% (10.00% Cash/6.00% PIK)	5/12/17	Education		21,684	21,353	20,708
Denver Parent Corp. (Venoco) (9)	12.250%	8/15/18	Oil and Gas		15,000	14,633	15,150
Energy & Exploration Partners, Inc. (14)	15.000%	4/8/18	Oil and Gas		25,000	22,410	23,750
See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (continued) March 31, 2014 (in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—134.1% (17)	Interest Rate	Maturity Date	Industry	Par Amount (10)	Cost	Fair Value (1)
UNSECURED DEBT—45.9% (continued)
Energy & Exploration Partners, Inc. (14)	15.000%	12/12/18	Oil and Gas	$4,464	$4,263	$4,241
Energy & Exploration Partners, Inc. (14)	15.000%	12/12/18	Oil and Gas	2,679	2,469	2,545
Energy & Exploration Partners, Inc. (14)	15.000%	3/27/19	Oil and Gas	8,036	7,650	7,634
Exova Limited (14)(15)	10.50%	5/20/14	Business Services	£4,655	6,606	8,537
Exova Limited (9)(14)(15)	10.50%	5/20/14	Business Services	18,000	28,165	33,010
First Data Corp. (14)	10.625%	6/15/21	Financial Services	$10,000	10,000	11,288
First Data Corp. (14)	11.250%	1/15/21	Financial Services	67,000	66,977	76,548
First Data Corp. (14)	12.625%	1/15/21	Financial Services	5,000	5,641	5,963
inVentiv Health, Inc. (9)	11.000%	8/15/18	Healthcare	106,500	106,500	98,646
My Alarm Center, LLC	16.25% (12.00% Cash/4.25%PIK)	7/9/18	Business Services	4,101	4,101	4,101
Niacet Corporation	13.000%	8/28/18	Chemicals	12,500	12,500	12,625
PetroBakken Energy Ltd. (9)(15)	8.625%	2/1/20	Oil and Gas	44,082	44,390	44,206
Prospect Holding Company LLC (9)	10.250%	10/1/18	Financial Services	20,000	19,106	19,450
Radio One, Inc. (9)(15)	9.250%	2/15/20	Broadcasting & Entertainment	14,804	14,804	15,778
Symbion, Inc.	11.000%	8/23/15	Healthcare	8,488	8,501	8,538
Tervita Corporation (9)(15)	10.875%	2/15/18	Environmental Services	22,438	21,739	22,662
U.S. Security Associates Holdings, Inc.	11.000%	7/28/18	Business Services	135,000	135,000	139,590
Univar, Inc.	10.500%	6/30/18	Distribution	20,000	20,000	19,960
Varietal Distribution (9)(14)	10.750%	6/30/17	Distribution	22,204	21,908	22,426
Varietal Distribution (9)(14)	10.750%	6/30/17	Distribution	€11,574	15,092	16,111
Venoco, Inc.	8.875%	2/15/19	Oil and Gas	$38,050	38,463	38,573
TOTAL UNSECURED DEBT					$912,453	$941,728
TOTAL CORPORATE DEBT					$2,517,196	$2,583,243

STRUCTURED PRODUCTS AND OTHER—3.9%
Craft 2013-1, Credit Linked Note (15)	9.49% (L+925)	4/17/22	Diversified Investment Vehicle	$20,000	$20,000	$19,802
Dark Castle Holdings, LLC	N/A	N/A	Media	25,302	2,094	3,077
JP Morgan Chase & Co., Credit-Linked Note (15)	12.50% (L+1225)	12/20/21	Diversified Investment Vehicle	43,250	43,010	42,935
Renaissance Umiat, LLC, ACES (13)(14)(15)	N/A	N/A	Oil and Gas	—	7,153	7,799
Renaissance Umiat, LLC, ACES (13)(14)(15)	N/A	N/A	Oil and Gas	—	6,351	6,391
TOTAL STRUCTURED PRODUCTS AND OTHER					$78,608	$80,004

PREFERRED EQUITY—2.0%				Shares
CA Holding, Inc. (Collect America, Ltd.), Series A Preferred Stock (11)(15)	N/A	N/A	Financial Services	7,961	$788	$1,592
Crowley Holdings, Series A Preferred Stock	12.00% (10.00% Cash / 2.00% PIK)	N/A	Cargo Transport	22,500	22,623	22,620
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Preferred Stock (12)	13.50% PIK	N/A	Education	12,360	27,685	13,802
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Preferred Stock (12)	12.50% PIK	N/A	Education	332,500	6,863	—
Varietal Distribution Holdings, LLC, Class A Preferred Unit	8.00% PIK	N/A	Distribution	3,097	5,288	3,275
TOTAL PREFERRED EQUITY					$63,247	$41,289

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (continued) March 31, 2014 (in thousands, except shares and warrants)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—134.1% (17)	Interest Rate	Maturity Date	Industry	Shares	Cost	Fair Value (1)
EQUITY—2.3%
Common Equity/Interests—1.8%
Accelerate Parent Corp. (American Tire Distributors), Common Stock (11)	N/A	N/A	Distribution	3,225,514	$3,276	$4,710
AHC Mezzanine, LLC (Advanstar), Common Stock (11)	N/A	N/A	Media	25,016	1,063	350
Altegrity Holding Corp., Common Stock (11)	N/A	N/A	Diversified Service	353,399	13,797	—
CA Holding, Inc. (Collect America, Ltd.), Series A Common Stock (11)(15)	N/A	N/A	Financial Services	25,000	2,500	1,380
CA Holding, Inc. (Collect America, Ltd.), Series AA Common Stock (11)(15)	N/A	N/A	Financial Services	4,294	430	859
Caza Petroleum, Inc., Net Profits Interest (11)	N/A	N/A	Oil and Gas	—	940	946
Caza Petroleum, Inc., Overriding Royalty Interest (11)	N/A	N/A	Oil and Gas	—	265	228
Clothesline Holdings, Inc. (Angelica Corporation), Common Stock (11)	N/A	N/A	Healthcare	6,000	6,000	3,282
Explorer Coinvest, LLC (Booz Allen), Common Stock (11)(15)	N/A	N/A	Business Services	340,090	2,603	6,958
Garden Fresh Restaurant Holdings, LLC., Common Stock (11)	N/A	N/A	Restaurants	50,000	5,000	138
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Common Stock (11)	N/A	N/A	Education	17,500	175	—
GS Prysmian Co-Invest L.P. (Prysmian Cables & Systems), Limited Partnership (2)(3)(11)(15)	N/A	N/A	Manufacturing	—	—	17
JV Note Holdco, LLC (DSI Renal Inc.), Common Equity / Interest (11)	N/A	N/A	Healthcare	9,303	85	—
Pelican Energy, LLC, Net Profit Interest (11)(15)	N/A	N/A	Oil and Gas	—	697	477
RC Coinvestment, LLC (Ranpak Corp.), Common Stock (11)	N/A	N/A	Packaging	50,000	5,000	7,674
Sorenson Communications Holdings, LLC, Class A, Common Stock (11)	N/A	N/A	Consumer Products	454,828	45	61
Univar Inc., Common Stock (11)	N/A	N/A	Distribution	900,000	9,000	9,680
Varietal Distribution Holdings, LLC, Class A Common Unit (11)	N/A	N/A	Distribution	28,028	28	—
Total Common Equity/Interests					$50,904	$36,760

Warrants—0.5%				Warrants
CA Holding, Inc. (Collect America, Ltd.), Common Stock Warrants (11)(15)	N/A	N/A	Financial Services	7,961	$8	$—
Energy & Exploration Partners, Inc., Common Stock Warrants (11)	N/A	N/A	Oil and Gas	60,778	2,374	1,829
Fidji Luxco (BC) S.C.A., Common Stock Warrants (2)(11)(15)	N/A	N/A	Electronics	18,113	182	5,069
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Common Stock (11)	N/A	N/A	Education	9,820	98	—
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Class A-1 Preferred Stock Warrants (11)	N/A	N/A	Education	45,947	459	—
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Class B-1 Preferred Stock Warrants (11)	N/A	N/A	Education	104,314	1,043	—
Osage Exploration & Development, Inc., Common Stock Warrants (11)(15)	N/A	N/A	Oil and Gas	1,496,843	—	1,398
Spotted Hawk Development, LLC, Common Stock Warrants (11)(15)	N/A	N/A	Oil and Gas	54,545	852	2,304
Total Warrants					$5,016	$10,600
TOTAL EQUITY					$55,920	$47,360
Total Non-Controlled/ Non-Affiliated Investments					$2,714,971	$2,751,896

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (continued) March 31, 2014 (in thousands, except shares and warrants)

INVESTMENTS IN NON-CONTROLLED/AFFILIATED INVESTMENTS—7.0%(4)(17)	Interest Rate	Maturity Date	Industry	Par Amount (10)	Cost	Fair Value (1)
CORPORATE DEBT—0.7%
SECURED DEBT—0.7%
1st Lien Secured Debt—0.7%
Aventine Renewable Energy Holdings, Inc. (4)(14)	15.00% (12.00% Cash/3.00% PIK)	9/23/16	Chemicals	$2,737	$2,621	$2,405
Aventine Renewable Energy Holdings, Inc. (4)(14)	15.00% PIK or 10.50% Cash	9/22/17	Chemicals	14,068	16,391	8,884
Aventine Renewable Energy Holdings, Inc. (4)(14)	25.00% PIK	9/24/16	Chemicals	3,769	3,769	3,769
Total 1st Lien Secured Debt					$22,781	$15,058
TOTAL SECURED DEBT					$22,781	$15,058
TOTAL CORPORATE DEBT					$22,781	$15,058

STRUCTURED PRODUCTS AND OTHER—6.3%
Golden Hill CLO I, LLC, Equity (4)(15)(16)	N/A	N/A	Diversified Investment Vehicle	$1,097	$1,631	$1,097
Highbridge Loan Management 3-2014, Ltd., Class D Notes (4)(14)(15)(16)	5.22% (L+500)	1/18/25	Diversified Investment Vehicle	5,000	4,638	4,680
Highbridge Loan Management 3-2014, Ltd., Class E Notes (4)(14)(15)(16)	6.22% (L+600)	1/18/25	Diversified Investment Vehicle	2,485	2,263	2,314
Highbridge Loan Management 3-2014, Ltd., Subordinated Notes (4)(14)(15)(16)	N/A	1/18/25	Diversified Investment Vehicle	8,163	7,527	7,278
Jamestown CLO I LTD, Subordinated Notes (4)(15)(16)	N/A	11/5/24	Diversified Investment Vehicle	4,325	3,553	3,828
MCF CLO I LLC, Class E Notes (4)(15)(16)	5.99% (L+575)	4/20/23	Diversified Investment Vehicle	13,000	12,330	12,357
MCF CLO I LLC, Membership Interests (4)(15)(16)	N/A	N/A	Diversified Investment Vehicle	38,918	37,560	40,391
MCF CLO III LLC, Class E Notes (4)(15)(16)	4.81% (L+445)	1/20/24	Diversified Investment Vehicle	12,750	11,349	11,325
MCF CLO III LLC, Membership Interests (4)(15)(16)	N/A	1/20/24	Diversified Investment Vehicle	41,900	39,183	38,266
Slater Mill Loan Fund LP, LP Certificates (4)(15)(16)	N/A	N/A	Diversified Investment Vehicle	8,375	6,222	7,361
TOTAL STRUCTURED PRODUCTS AND OTHER					$126,256	$128,897

EQUITY—0.0%
Common Equity/Interests—0.0%				Shares
Aventine Renewable Energy Holdings, Inc., Common Stock (4)(11)	N/A	N/A	Chemicals	262,036	$688	$99
Total Common Equity/Interests					$688	$99

Warrants—0.0%				Warrants
Aventine Renewable Energy Holdings, Inc., Common Stock Warrants (4)(11)	N/A	N/A	Chemicals	1,521,193	$3,996	$574
Total Warrants					$3,996	$574
TOTAL EQUITY					$4,684	$673
Total Non-Controlled/Affiliated Investments					$153,721	$144,628

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (continued) March 31, 2014 (in thousands, except shares)

INVESTMENTS IN CONTROLLED INVESTMENTS—28.4%(5)(17)	Interest Rate	Maturity Date	Industry	Par Amount (10)	Cost	Fair Value (1)
CORPORATE DEBT—14.3%
SECURED DEBT—14.3%
1st Lien Secured Debt—13.8%
Merx Aviation Finance Holdings II, LLC (Revolver) (5)	12.00% Funded, 0.00% Unfunded	10/31/18	Aviation	$282,334	$282,334	$282,334
Total 1st Lien Secured Debt					$282,334	$282,334

Unfunded Revolver Obligation—0.0%
Merx Aviation Finance Holdings II, LLC (5)	12.00% Funded, 0.00% Unfunded	10/31/18	Aviation	$117,666	$—	$—
Total Unfunded Revolver Obligation					$—	$—

Letters of Credit—0.0%
Merx Aviation Finance Assets Ireland Limited, LLC, Letter of Credit (5)	2.250%	9/30/14	Aviation	$1,800	$—	$—
Merx Aviation Finance Assets Ireland Limited, LLC, Letter of Credit (5)	2.250%	9/30/14	Aviation	1,800	—	—
Total Letters of Credit					$—	$—

2nd Lien Secured Debt—0.5%
LVI Parent Corp. (LVI Services, Inc.) (5)	12.500%	4/20/14	Environmental Services	$10,000	$10,013	$10,200
Total 2nd Lien Secured Debt					$10,013	$10,200
TOTAL SECURED DEBT					$292,347	$292,534
TOTAL CORPORATE DEBT					$292,347	$292,534

PREFERRED EQUITY—2.5%				Shares
Playpower Holdings, Inc., Series A Preferred (5)	14.00% PIK	11/15/20	Leisure	49,178	$51,773	$51,773
TOTAL PREFERRED EQUITY					$51,773	$51,773

EQUITY—11.6%
Common Equity/Interests—11.6%				Shares
Generation Brands Holdings, Inc. (Quality Home Brands), Basic Common Stock (5)(11)	N/A	N/A	Home and Office Furnishings and Durable Consumer Products	9,007	$—	$1,615
Generation Brands Holdings, Inc. (Quality Home Brands), Series H Common Stock (5)(11)	N/A	N/A	Home and Office Furnishings and Durable Consumer Products	7,500	2,297	1,345
Generation Brands Holdings, Inc. (Quality Home Brands), Series 2L Common Stock (5)(11)	N/A	N/A	Home and Office Furnishings and Durable Consumer Products	36,700	11,242	6,582
LVI Parent Corp., Common Stock (5)(11)	N/A	N/A	Environmental Services	14,981	16,097	34,020
Merx Aviation Finance Holdings II, LLC, Partnership Interest (5)(11)	N/A	N/A	Aviation	—	138,582	140,465
PlayPower Holdings, Inc., Common Stock (5)(11)	N/A	N/A	Leisure	1,000	77,722	53,813
Total Common Equity/Interests					$245,940	$237,840
TOTAL EQUITY					$245,940	$237,840
Total Controlled Investments					$590,060	$582,147
Total Investments—169.5%(6)(7)					$3,458,752	$3,478,671
Liabilities in Excess of Other Assets—(69.5)%						$(1,427,061)
Net Assets—100.0%						$2,051,611

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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS
(in thousands except share and per share amounts)
Note 1. Organization
Apollo Investment Corporation (“Apollo Investment”, the “Company”, “AIC”, “we”, “us”, or “our”), a Maryland corporation incorporated on February 2, 2004, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”) and operate in a manner so as to qualify for the tax treatment applicable to RICs. In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”), under the Internal Revenue Code of 1986, as amended (“the Code”). Our investment objective is to generate current income and capital appreciation. We invest primarily in various forms of debt investments, including secured and unsecured debt, loan investments, and/or equity in private middle-market companies. We may also invest in the securities of public companies and in structured products and other investments such as collateralized loan obligations and credit-linked notes ("CLOs" and "CLNs", respectively). Our portfolio is comprised primarily of investments in debt, including secured and unsecured debt of private middle-market companies that, in the case of senior secured loans, generally are not broadly syndicated and whose aggregate tranche size is typically less than $250 million. Our portfolio also includes equity interests such as common stock, preferred stock, warrants or options.
Apollo Investment commenced operations on April 8, 2004 when it received net proceeds of $870,000 from its initial public offering by selling 62 million shares of common stock at a price of $15.00 per share. Since then, and through March 31, 2015, we have raised approximately $2,210,099 in net proceeds from additional offerings of common stock.
Note 2. Significant Accounting Policies

The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.

Basis of Presentation and Use of Estimates
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification ("ASC") 946. In accordance with Regulation S-X, the Company generally will not consolidate its interest in any company other than in investment company subsidiaries and controlled operating companies substantially all of whose business consists of providing services to the Company. Consequently, the Company has not consolidated special purpose entities through which the special purpose entity acquires and holds investments subject to financing with third parties. At March 31, 2015, the Company did not have any subsidiaries or controlled operating companies that were consolidated (see additional information within note 5).

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

Fair Value Measurements
The Company follows guidance in ASC 820, Fair Value Measurement, where fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are determined within a framework that establishes a three-tier hierarchy which maximizes the use of observable market data and minimizes the use of unobservable inputs to establish a classification of fair value measurements for disclosure purposes. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk, such as the risk inherent in a particular valuation technique used to measure fair value using a pricing model and/or the risk inherent in the inputs for the valuation technique. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company's own assumptions about the

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

assumptions market participants would use in pricing the asset or liability based on the information available. The inputs or methodology used for valuing assets or liabilities may not be an indication of the risks associated with investing in those assets or liabilities. Under procedures established by our board of directors, we value investments, including certain secured debt, unsecured debt and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations (unless they are deemed not to represent fair value). We attempt to obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker or a primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. If and when market quotations are unavailable or are deemed not to represent fair value, we typically utilize independent third party valuation firms to assist us in determining fair value. Accordingly, such investments go through our multi-step valuation process as described below. In each case, our independent third party valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations for such investments. Debt investments with remaining maturities of 60 days or less may each be valued at cost with interest accrued or discount amortized to the date of maturity, unless such valuation, in the judgment of our investment adviser, does not represent fair value. In this case such investments shall be valued at fair value as determined in good faith by or under the direction of our board of directors, using market quotations where available. Investments that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of our board of directors. Such determination of fair values may involve subjective judgments and estimates.
With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, our board of directors has approved a multi-step valuation process each quarter, as described below:
(1) our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of our investment adviser which is responsible for the portfolio investment;
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
Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company's capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. As of March 31, 2015, there has been no change to the Company’s valuation techniques and related inputs considered in the valuation process.

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

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. The level assigned to the investment valuations may not be indicative of the risk or liquidity associated with investing in such investments. Because of the inherent uncertainties of valuation, the values reflected in the financial statements may differ materially from the values that would be received upon an actual disposition of such investments.

Realized Gains and Losses
Security transactions are accounted for on the trade date. Realized gains or losses on investments are calculated by using the specific identification method. Securities that have been called by the issuer are recorded on the call effective date at the call price.

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
Loan origination fees, original issue discount, and market discounts are capitalized and amortized into income using the interest method or straight-line, as applicable. Upon the prepayment of a loan, any unamortized loan origination fees, OID, or market discounts are recorded as interest income. We record prepayment premiums on loans and other investments as interest income when earned. Other income generally includes amendment fees, bridge fees, and structuring fees, which are recorded when earned.

The Company records as interest or dividend income the accretable yield from its beneficial interests in structured products such as CLOs and CLNs based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. Such assumptions include the rate and timing of principal and interest receipts (which may be subject to prepayments and defaults) of the underlying pools of assets. These assumptions are updated on at least a quarterly basis to reflect changes related to a particular security, actual historical data, and market changes. A structured product investment typically has an underlying pool of assets. Payments on structured product investments are payable solely from the cash flows from such assets. As such, any unforeseen event in these underlying pools of assets might impact the expected recovery of principal and future accrual of income.

Expenses
Expenses include management fees, performance-based incentive fees, insurance expenses, administrative service fees, legal fees, directors' fees, audit and tax service expenses, third-party valuation fees, and other general and administrative expenses. Expenses are recognized on an accrual basis.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

Dividends to Common Stockholders
Dividends and distributions to common stockholders are recorded as of the record date. The amount to be paid out as dividends is determined by the board of directors each quarter. Net realized capital gains, if any, are generally distributed or deemed distributed at least annually.

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

Investment Transactions
For the years ended March 31, 2015, 2014, and 2013 purchases of investments on a trade date basis were $2,211,081, $2,816,149 and $1,537,366, respectively. For the years ended March 31, 2015, 2014, and 2013 sales of investments on a trade date basis were $2,250,782, $2,322,189, and $1,337,431, respectively.

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

Derivative Instruments
The Company may make investments in derivative instruments. The derivative instruments are fair valued with changes to the fair value reflected in net unrealized gain/loss during the reporting period and recorded within realized gain/loss upon exit and settlement of the contract. The accrual of periodic payment settlements is recorded in net change in unrealized gain/loss and subsequently recorded as net realized gain or loss on the interest settlement date.

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

In February 2015, the FASB issued new guidance which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Existing guidance includes different requirements for performing a consolidation analysis if, among other factors, the entity under evaluation is any one of the following: (1) a legal entity that qualifies for the indefinite deferral under the amended consolidation rules, (2) a legal entity that is within the scope of the amended consolidation rules, or (3) a limited partnership or similar entity that is considered a voting interest entity. Under the new guidance, all reporting entities are within the scope of the new standard, including limited partnerships and similar legal entities, unless a scope exception applies. The presumption that a general partner controls a limited partnership has been eliminated. In addition, fees paid to decision makers that meet certain conditions (e.g., are both customary and commensurate with the level of effort required for the services provided) no longer cause decision makers to consolidate variable interest entities (each a "VIE") in certain instances. The new guidance places more emphasis in the consolidation evaluation on variable interests other than the fee arrangements such as principal investment risk (for example, debt or equity interests), guarantees of the value of the assets or liabilities of the VIE, written put options on the assets of the VIE, or similar obligations, including some liquidity commitments or agreements (explicit or implicit). Additionally, the new guidance reduces the extent to which related party arrangements cause an entity to be considered a primary beneficiary. The indefinite deferral of the amended consolidation rules for certain investment funds has been eliminated and a scope exception from the new consolidation standard has been added for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period, and adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the new guidance using either a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or by applying the amendments retrospectively. The Company is in the process of evaluating the impact that this new guidance will have on its financial statements.

In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability (i.e., versus being capitalized as an asset and amortized as required under existing guidance), consistent with

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the new guidance (i.e., debt issuance costs will continue to be amortized as an increase to interest expense). The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The Company is in the process of evaluating the impact that this new guidance will have on its financial statements.

Note 3. Agreements
The Company has an Investment Advisory and Management Agreement (the “Investment Advisory Agreement”) with Apollo Investment Management, L.P. (the “Investment Adviser” or “AIM”), under which the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of, and provides investment advisory services to the Company. For providing these services, the Investment Adviser receives a fee from the Company, consisting of two components — a base management fee and a performance-based incentive fee. The base management fee is determined by taking the average value of our gross assets, net of the average of any payable for cash equivalents at the end of the two most recently completed calendar quarters, calculated at an annual rate of 2.00%. The incentive fee has two parts, as follows: one part is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under an administration agreement (the “Administration Agreement”) between the Company and Apollo Investment Administration, LLC (the “Administrator”), and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income does not include any realized capital gains computed net of all realized capital losses and unrealized capital depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the rate of 1.75% per quarter (7% annualized). For the period between April 2, 2012 and March 31, 2016, AIM has agreed to voluntarily waive the management and incentive fees on the common shares issued on April 2, 2012 and May 20, 2013.
The Investment Adviser has also entered into an investment sub-advisory agreement with CION Investment Corporation ("CION") (the "Sub-Advisory Agreement") under which AIM receives management and incentive fees from CION in connection with the investment advisory services provided. For the period between April 1, 2014 and March 31, 2016, the Investment Adviser has agreed to waive all base management fees receivable under the Investment Advisory Agreement with the Company in the amount equal to the amount actually received by AIM from CION, less the fully allocated incremental expenses accrued by AIM.
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
The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of our cumulative realized capital gains less cumulative realized capital losses, unrealized capital loss (unrealized loss on a gross investment-by-investment basis at the end of each calendar year) and all capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For accounting purposes only, we are required under GAAP to accrue a theoretical capital gains incentive fee based upon net realized capital gains and unrealized capital gain and loss on investments held at the end of each period.The accrual of this theoretical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no accrual for theoretical capital gains incentive fee for the fiscal years ended March 31, 2015, 2014 and 2013. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (“Advisers

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

Act”) or the Investment Advisory Agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the Investment Advisory Agreement which specifically excludes consideration of unrealized capital gain.
For the time period between April 1, 2013 and March 31, 2016, AIM has agreed to be paid the portion of the performance-based incentive fee that is attributable to deferred interest, such as PIK, when the Company receives such interest in cash. The accrual of incentive fees shall be reversed if such interest is reversed in connection with any write off or similar treatment of the investment. Upon payment of the deferred incentive fee, AIM will also receive interest on the deferred interest at an annual rate of 3.25% for the period between the date in which the incentive fee is earned and the date of payment.
For the fiscal years ended March 31, 2015, 2014 and 2013, the Company recognized $73,604, $62,819 and $55,717, respectively, of base management fees and $53,179, $46,924 and $41,144, respectively, of performance-based incentive fees. For the fiscal years ended March 31, 2015, 2014 and 2013, total management fees waived were $9,407, $6,960, and $1,602. For the fiscal years ended March 31, 2015, 2014 and 2013, total incentive fees waived were $6,208, $5,132, and $1,183.
The amount of the deferred incentive fees on PIK income for the fiscal years ended March 31, 2015, 2014 and 2013, are $5,863, $3,898, and $3,935, respectively. The cumulative deferred incentive fee payable on PIK income included in management and performance-based incentive fee payable line of the Statement of Assets and Liabilities at March 31, 2015, 2014 and 2013 is $12,671, $6,936, and $3,935, respectively.
The Company has also entered into an Administration Agreement with the Administrator under which the Administrator provides administrative services for the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred and requested to be reimbursed by the Administrator in performing its obligations under the Administration Agreement. The expenses include rent and the Company’s allocable portion of its chief financial officer, chief compliance officer, and their respective staffs. The Administrator will also provide, on our behalf, managerial assistance to those portfolio companies to which the Company is required to provide such assistance. For the fiscal years ended March 31, 2015, 2014 and 2013 the Company recognized expenses under the Administration Agreement of $5,850, $5,600 and $4,389, respectively.

Merx Aviation Finance, LLC (“Merx”), a wholly-owned portfolio company of the Company, has also entered into an administration agreement (“Merx Administration Agreement”) with the Administrator under which the Administrator provides administrative services to Merx for an annual fee of $150. The fee received from Merx by the Company is included in expense reimbursements in the Statement of Operations. For the fiscal year ended March 31, 2015, 2014, and 2013 the Company recognized expense reimbursements of $150, $0, and $0 respectively, under the Merx Administration Agreement.

The Company has also entered into an expense reimbursement agreement with Merx Aviation Finance Assets Ireland Limited, a affiliate of Merx that will reimburse the Company for reasonable out-of-pocket expenses incurred, including any interest, fees or other amounts incurred by the Company in connection with letters of credit issued on its behalf. For the fiscal years ended March 31, 2015, 2014 and 2013, the Company recognized expenses that were reimbursed under the expense reimbursement agreement of $82, $49, and $0 respectively.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

Note 4. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per share, pursuant to ASC 260-10, for the fiscal years ended March 31, 2015, 2014 and 2013, respectively:

	Year Ended March 31,
	2015	2014	2013
Earnings per share — basic Numerator for increase in net assets per share:	$75,422	$270,872	$104,471
Denominator for basic weighted average shares:	236,741,351	222,800,255	202,875,329
Basic earnings per share:	$0.32	$1.21	$0.51
Earnings per share — diluted* Numerator for increase in net assets per share:	$75,422	$270,872	$104,471
Adjustment for interest on convertible notes and for incentive fees, net	10,148	10,138	10,308
Numerator for increase in net assets per share, as adjusted	$85,570	$281,010	$114,779
Denominator for weighted average shares, as adjusted for dilutive effect of convertible notes:	251,289,451	237,348,355	217,423,429
Diluted earnings per share:	$0.32	$1.18	$0.51
* In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. For the fiscal year ended March 31, 2014, there was no anti-dilution. For the fiscal years ended March 31, 2015 and March 31, 2013, anti-dilution would total $0.02 and $0.02, respectively.
Note 5. Investments
AIC Credit Opportunity Fund LLC — We owned all of the common member interests in AIC Credit Opportunity Fund LLC (“AIC Holdco”). AIC Holdco was formed for the purpose of holding various financed investments. AIC Holdco wholly owned three special purpose entities, each of which in 2008 acquired directly or indirectly an investment in a particular security from an unaffiliated entity that provided leverage for the investment as part of the sale. As of March 31, 2014, the three special purpose entities along with AIC Holdco, were dissolved. Each of these transactions is described in more detail below together with summary financial statements.
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
In the third of these investments, in September 2008 we invested through AIC Holdco $10,022 in AIC (Boots) Holdings, LLC (“Apollo Boots”). Apollo Boots acquired €23,383 and £12,465 principal amount of senior term loans of AB Acquisitions Topco 2 Limited, a holding company for the Alliance Boots group of companies (the “Boots Term Loans”), out of the proceeds of our investment and a multicurrency $40,876 equivalent non-recourse loan to Apollo Boots (the “Acquisition Loan”) by an unaffiliated third party that was scheduled to mature in September 2013 and paid interest at LIBOR plus 1.25% or, in certain cases, the higher of the Federal Funds Rate plus 0.50% or the lender’s prime-rate. The Boots Term Loans paid interest at the rate of LIBOR plus 3% per year and was scheduled to mature in June 2015. During the fiscal year ended March 31, 2014, Apollo Boots sold the entire position of the Boots Term Loans in the amount of €23,383 and £12,465 of principal.
We do not consolidate AIC Holdco or its wholly owned subsidiaries. Our investment in AIC Holdco was valued in accordance with our normal valuation procedures and was based on the values of the underlying assets held by each special purpose entities net of associated liabilities.
As of March 31, 2015 and March 31, 2014, the consolidated AIC Holdco had no outstanding assets and liabilities. Below is summarized financial information for AIC Holdco for the fiscal year ended March 31, 2014. There was no operating activity during the fiscal year ended March 31, 2015.

	Fiscal Year End March 31, 2014	Fiscal Year End March 31, 2013
Net Operating Income (Loss)
Apollo FDC(1)	$1,559	$5,388
Apollo TXU(1)	692	1,237
Apollo Boots(1)	8	745
Other	4	(5)
Total Operating Income	$2,263	$7,365
Net Realized Gain (Loss)
Apollo FDC	$9,634	$—
Apollo TXU	(10,314)	—
Apollo Boots	—	659
Total Net Realized Loss	$(680)	$659
Net Change in Unrealized Loss
Apollo FDC	$(11,509)	$5,034
Apollo TXU	8,936	7,110
Apollo Boots	—	(244)
Total Net Change in Unrealized Gain (Loss)	$(2,573)	$11,900
Net Income (Loss)(2)
Apollo FDC	$(316)	$10,422
Apollo TXU	(686)	8,347
Apollo Boots	8	1,160
Other	4	(5)
Total Net Loss	$(990)	$19,924
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

(2)	Net loss is the sum of operating income, realized gain (loss) and net change in unrealized gain (loss).

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

Fair Value Measurement and Disclosures
At March 31, 2015, our investments, measured at fair value, were categorized as follows in the fair value hierarchy for ASC 820 purposes:

			Fair Value Measurement at Reporting Date Using:
Description	Cost	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
1st Lien Secured Debt	$1,252,324	$1,193,847	$—	$177,817	$1,016,030
2nd Lien Secured Debt	820,840	805,625	—	293,515	512,110
Unsecured Debt	530,366	475,434	—	123,463	351,971
Structured Products and Other	349,813	374,368	—	—	374,368
Preferred Equity	197,365	165,101	—	—	165,101
Common Equity/Interests	330,851	329,881	—	81	329,800
Warrants	5,016	5,571	—	—	5,571
Total Investments	$3,486,575	$3,349,827	$—	$594,876	$2,754,951
At March 31, 2014, our investments that were measured at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

			Fair Value Measurement at Reporting Date Using:
Description	Cost	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
1st Lien Secured Debt	$946,789	$956,461	$—	$343,667	$612,794
2nd Lien Secured Debt	973,082	992,646	—	669,757	322,889
Unsecured Debt	912,453	941,728	—	526,649	415,079
Structured Products and Other	204,864	208,901	—	—	208,901
Preferred Equity	115,020	93,062	—	—	93,062
Common Equity/Interests	297,532	274,699	—	—	274,699
Warrants	9,012	11,174	—	—	11,174
Total Investments	$3,458,752	$3,478,671	$—	$1,540,073	$1,938,598

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

The following chart shows the components of change in our investments categorized as Level 3, for the fiscal year ended March 31, 2015.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)*
	1st Lien Secured Debt (2)	2nd Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Beginning Balance, March 31, 2014	$612,794	$322,889	$415,079	$208,901	$93,062	$274,699	$11,174	$1,938,598
Total realized gains (losses) included in earnings	625	211	(1,961)	(276)	—	(3,558)	9,713	4,754
Total change in unrealized gain (loss) included in earnings	(11,426)	(8,848)	(19,990)	20,517	(10,306)	21,782	(1,607)	(9,878)
Net amortization on investments	4,511	1,365	821	343	—	—	—	7,040
Purchases, including capitalized PIK(3)	634,773	304,217	124,814	180,932	83,634	57,108	—	1,385,478
Sales(3)	(253,815)	(167,904)	(186,014)	(36,049)	(1,289)	(20,231)	(13,709)	(679,011)
Transfers out of Level 3 (1)	(14,601)	—	(68)	—	—	—	—	(14,669)
Transfers into Level 3 (1)	43,169	60,180	19,290	—	—	—	—	122,639
Ending Balance, March 31, 2015	$1,016,030	$512,110	$351,971	$374,368	$165,101	$329,800	$5,571	$2,754,951
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gain (loss) relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gain (loss) on investments in our Statement of Operations.	$(25,002)	$(7,991)	$(27,254)	$22,214	$(10,306)	$29,927	$(5,028)	$(23,440)
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

(2)	Includes unfunded revolver obligations and letters of credit measured at fair value of $(4,060).

(3)	Includes reorganizations and restructurings.

*	Pursuant to fair value measurement and disclosure guidance, the Company currently categorizes investments by class as shown above.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

The following chart shows the components of change in our investments categorized as Level 3, for the fiscal year ended March 31, 2014.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)*
	1st Lien Secured Debt (2)	2nd Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Beginning Balance, March 31, 2013	$254,400	$386,409	$631,047	$185,995	$11,550	$162,580	$9,273	$1,641,254
Total realized gains or losses included in earnings	(17,944)	(15,365)	(47,284)	2,460	—	10,875	1,808	(65,450)
Total change in unrealized gain (loss) included in earnings	16,525	22,168	59,747	(2,483)	6,714	15,107	(4,401)	113,377
Net amortization on investments	(8)	4,322	11,951	347	—	—	—	16,612
Purchases, including capitalized PIK (3)	665,229	274,518	121,825	140,150	74,798	109,035	6,369	1,391,924
Sales	(294,916)	(370,206)	(307,094)	(89,332)	—	(22,898)	(1,875)	(1,086,321)
Transfers out of Level 3 (1)	(10,492)	—	(55,113)	(38,728)	—	—	—	(104,333)
Transfers into Level 3 (1)	—	21,043	—	10,492	—	—	—	31,535
Ending Balance, March 31, 2014	$612,794	$322,889	$415,079	$208,901	$93,062	$274,699	$11,174	$1,938,598
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gain (loss) relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gain (loss) on investments in our Statement of Operations	$2,921	$397	$10,341	$4,210	$6,713	$24,017	$(2,898)	$45,701
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

(2)	Includes unfunded revolver obligations and letters of credit measured at fair value of $(5,415).

(3)	Includes reorganizations and restructurings.

*	Pursuant to fair value measurement and disclosure guidance, the Company currently categorizes investments by class as shown above.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

The following tables summarize the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 3 as of March 31, 2015. In addition to the techniques and inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

		Quantitative Information about Level 3 Fair Value Measurements
	Fiscal Year Ended March 31, 2015	Valuation Techniques/ Methodologies	Unobservable Input	Range		Weighted Average
1st Lien Secured Debt	$531,654	Yield Analysis	Discount Rate	7.9%	20.9%	13.0%
	352,084	Discounted Cash Flow	Discount Rate	12.0%	12.0%	12.0%
	14,377	Recent Transactions	Recent Transactions	N/A	N/A	N/A
	117,915	Broker Quoted	Broker Quote	N/A	N/A	N/A
2nd Lien Secured Debt	247,585	Yield Analysis	Discount Rate	9.7%	19.7%	14.5%
	264,525	Broker Quoted	Broker Quote	N/A	N/A	N/A
Unsecured Debt	329,831	Yield Analysis	Discount Rate	9.7%	22.0%	11.4%
	22,140	Broker Quoted	Broker Quote	N/A	N/A	N/A
Structured Products and Other	39,296	Yield Analysis	Discount Rate	8.4%	15.0%	8.8%
	317,381	Discounted Cash Flow	Discount Rate	3.8%	15.0%	12.4%
	17,691	Broker Quoted	Broker Quote	N/A	N/A	N/A
Preferred Equity	66,976	Market Comparable Approach	Comparable Multiple	2.2x	11.7x	7.3x
	23,645	Yield Analysis	Discount Rate	10.8%	10.8%	10.8%
	9,309	Discounted Cash Flow	Discount Rate	15.9%	15.9%	15.9%
	65,171	Options Pricing Model	Expected Volatility	70.0%	70.0%	70.0%
Common Equity/Interests	121,169	Market Comparable Approach	Comparable Multiple	2.2x	10.8x	8.3x
	203,469	Discounted Cash Flow	Discount Rate	11.4%	30.0%	13.0%
	5,162	Other	Illiquidity/Restrictive discount	7.0%	7.0%	7.0%
Warrants	1,399	Market Comparable Approach	Comparable Multiple	4.8x	11.4x	11.2x
	222	Other	Illiquidity/ Restrictive discount	20.0%	20.0%	20.0%
	3,950	Recent Transactions	Recent Transactions	N/A	N/A	N/A
Total	$2,754,951

N/A – Not applicable

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

		Quantitative Information about Level 3 Fair Value Measurements
	Fiscal Year Ended March 31, 2014	Valuation Techniques/ Methodologies	Unobservable Input	Range		Weighted Average
1st Lien Secured Debt	$593,324	Yield Analysis	Discount Rate	8.2%	27.3%	13.1%
	19,470	Broker Quoted	Broker Quote	N/A	N/A	N/A
2nd Lien Secured Debt	121,675	Yield Analysis	Discount Rate	11.9%	19.1%	14.0%
	174,844	Broker Quoted	Broker Quote	N/A	N/A	N/A
	26,370	Recent Transactions	Recent Transactions	N/A	N/A	N/A
Unsecured Debt	395,630	Yield Analysis	Discount Rate	9.3%	45.0%	11.7%
	19,449	Broker Quoted	Broker Quote	N/A	N/A	N/A
Structured Products and Other	30,158	Yield Analysis	Discount Rate	11.6%	15.0%	12.3%
	146,970	Discounted Cash Flow	Discount Rate	10.0%	15.5%	13.9%
	1,097	Recent Transactions	Recent Transactions	N/A	N/A	N/A
	30,676	Broker Quoted	Broker Quote	N/A	N/A	N/A
Preferred Equity	70,442	Market Comparable Approach	Comparable Multiple	2.0x	10.0x	7.1x
	22,620	Yield Analysis	Discount Rate	12.3%	12.3%	12.3%
Common Equity/Interests	125,607	Market Comparable Approach	Comparable Multiple	2.0x	12.0x	8.1x
	17	Net Asset Value	Underlying Assets/Liabilities	N/A	N/A	N/A
	142,117	Yield Analysis	Discount Rate	13.1%	30.0%	13.2%
	6,958	Other	Illiquidity/Restrictive discount	7.0%	7.0%	7.0%
Warrants	4,707	Market Comparable Approach	Comparable Multiple	5.3x	6.0x	2.9x
	1,398	Other	Illiquidity/ Restrictive discount	20.0%	20.0%	20.0%
	5,069	Recent Transactions	Recent Transactions	N/A	N/A	N/A
Total	$1,938,598

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

PIK income for the fiscal years ended March 31, 2015 and March 31, 2014 are summarized below:

	Fiscal Year Ended
	March 31, 2015	March 31, 2014	March 31, 2013
PIK income for the year	$34,092	$28,974	$20,292
Capitalized PIK income for the fiscal years ended March 31, 2015 and March 31, 2014 are summarized below:

	Fiscal Year Ended March 31, 2015	Fiscal Year Ended March 31, 2014
PIK balance at beginning of year	$58,185	$45,658
Gross PIK income capitalized	31,036	28,884
Adjustments due to investment exits	—	(25)
Proceeds from capitalized PIK investments	(2,318)	(16,332)
PIK balance at end of year	$86,903	$58,185

Investments on Non-Accrual Status

As of March 31, 2015, 1.3% of total investments at amortized cost (or 0.1% of total investments at fair value) were on non-accrual status. As of March 31, 2014, 1.0% of total investments at amortized cost (or 0.4% of total investments at fair value) were on non-accrual status.

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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

As of March 31, 2015, 2014, and 2013, we did not hold any derivative investments and during the fiscal year ended March 31, 2015, we did not enter into any derivative transactions. The table below summarizes the effect of derivative instruments on our Statement of Operations for the fiscal year ended March 31, 2014:

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

The International Swaps and Derivatives Association (“ISDA”) Master Agreement that the Company has in place together with the Schedule thereto, the ISDA Agreement contains customary default provisions including a cross acceleration provision relating to third-party indebtedness including, for the avoidance of doubt, the JPM Credit Agreement in excess of a specified threshold. Following an event of default, the Company could be required to settle its obligations under the ISDA Agreement at their termination values. Additionally, under the Company’s ISDA Agreement, the Company could be required to settle its obligations under the ISDA Agreement at their termination values if the Company fails to comply with certain specified covenants.

Note 6. Foreign Currency Transactions and Translations
The Company had outstanding non-US borrowings on its Senior Secured Facility (as defined in note 9) as of March 31, 2015 and March 31, 2014 as summarized below:

As of March 31, 2015:

Foreign Currency	Local Currency	Original Borrowed Value	Current Value	Reset Date	Unrealized Gain
British Pound	£6,500	$9,926	$9,649	4/7/2015	$277
British Pound	£25,000	37,525	37,112	4/13/2015	413
British Pound	£27,000	39,956	40,082	4/20/2015	(126)
British Pound	£7,600	12,124	11,282	4/30/2015	842
Euro	€19,200	25,803	20,621	4/30/2015	5,182
Canadian Dollars	CAD 65,100	60,245	51,402	4/30/2015	8,843
		$185,579	$170,148		$15,431

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

 As of March 31, 2014:

Foreign Currency	Local Currency	Original Borrowed Value	Current Value	Reset Date	Unrealized Gain (Loss)
British Pound	£45,100	$72,078	$75,188	4/30/2014	$(3,110)
Euro	€18,200	24,474	25,084	4/30/2014	(610)
Euro	€9,500	12,680	13,093	4/24/2014	(413)
Canadian Dollars	CAD 34,100	31,766	30,895	4/24/2014	871
		$140,998	$144,260		$(3,262)
Note 7. Cash Equivalents
There were no cash equivalents held as of March 31, 2015 and March 31, 2014.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

Note 8. Financial Highlights
The following is a schedule of financial highlights for the years ended March 31, 2015, 2014, 2013, 2012, and 2011.

	March 31,
	2015	2014	2013		2012	2011
Per Share Data:
Net asset value, beginning of period	$8.67	$8.27	$8.55		$10.03	$10.06
Net investment income	0.96	0.91	0.83	***	0.88	0.99
Net realized and unrealized gain (loss)	(0.64)	0.30	(0.31	)***	(1.32)	(0.05)
Net increase (decrease) in net assets resulting from operations	0.32	1.20 ***	0.51	***	(0.44)	0.94
Dividends to stockholders from income(1)	(0.70)	(0.80)	(0.78)		(1.04)	(1.13)
Dividends to stockholders from return of capital(1)	(0.10)	—	(0.02)		—	—
Effect of anti-dilution (dilution)	—	—	—		—	0.16
Offering costs	—	—	—		—	—
Net asset value at end of period	$8.18 ***	$8.67	$8.27		$8.55	$10.03
Per share market value at end of period	$7.68	$8.31	$8.36		$7.17	$12.07
Total return(2)	1.9%	9.4%	28.2%		(32.4)%	5.1%
Shares outstanding at end of period	236,741,351	236,741,351	202,891,351		197,043,398	195,501,549
Ratio/Supplemental Data:
Net assets at end of period (in millions)	$1,937.6	$2,051.6	$1,677.4		$1,685.2	$1,961.0
Ratio of net investment income to average net assets	11.27%	10.85%	9.87%		9.77%	10.19%
Ratio of operating expenses to average net assets(3)**	6.25%	6.01%	6.28%		6.70%	6.37%
Ratio of interest and other debt expenses to average net assets	3.91%	3.70%	3.43%		3.76%	2.56%
Ratio of total expenses to average net assets(3)**	10.16%	9.71%	9.71%		10.46%	8.93%
Average debt outstanding	$1,586,493	$1,238,940	$1,036,780		$1,213,943	$1,072,646
Average debt per share	$6.70	$5.56	$5.11		$6.18	$5.55
Portfolio turnover ratio	62.1%	75.9%	49.9%		50.6%	33.6%

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

(3)
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown inclusive of the expense offset arrangement. For all periods presented there were no expense offsets during these periods and as such, there was no effect on the ratio.

*	Represents less than one cent per average share.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

**
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is shown net of all voluntary management and incentive fee waivers (see note 3). At March 31, 2015, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 7.03% and 10.95%, respectively, without the voluntary fee waivers. At March 31, 2014, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 6.66% and 10.36%, respectively, without the voluntary fee waivers. At March 31, 2013, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 6.44% and 9.87%, respectively, without the voluntary fee waivers. At March 31, 2012, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 6.70% and 10.46%, respectively, inclusive of the expense offset arrangement. At March 31, 2011, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 6.37% and 8.93%, respectively.

***	Numbers may not sum due to rounding.

Information about our senior securities is shown in the following table as of each year ended March 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Senior Secured Facility
Fiscal 2015	$384,648	$588	$—	N/A	(5)
Fiscal 2014	602,261	1,095	—	N/A
Fiscal 2013	536,067	1,137	—	N/A
Fiscal 2012	539,337	1,427	—	N/A
Fiscal 2011	628,443	1,707	—	N/A
Fiscal 2010	1,060,616	2,671	—	N/A
Fiscal 2009	1,057,601	2,320	—	N/A
Fiscal 2008	1,639,122	2,158	—	N/A
Fiscal 2007	492,312	4,757	—	N/A
Fiscal 2006	323,852	4,798	—	N/A
Fiscal 2005	—	—	—	N/A
Senior Secured Notes
Fiscal 2015	$270,000	$413	$—	N/A
Fiscal 2014	270,000	491	—	N/A
Fiscal 2013	270,000	572	—	N/A
Fiscal 2012	270,000	714	—	N/A
Fiscal 2011	225,000	611	—	N/A
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
Fiscal 2005	—	—	—	N/A
2042 Notes
Fiscal 2015	$150,000	$230	$—	$99.59
Fiscal 2014	150,000	273	—	92.11
Fiscal 2013	150,000	318	—	97.43
Fiscal 2012	—	—	—	N/A

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

Fiscal 2011	—	—	—	N/A
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
Fiscal 2005	—	—	—	N/A
2043 Notes
Fiscal 2015	$150,000	$230	$—	$99.74
Fiscal 2014	150,000	273	—	89.88
Fiscal 2013	—	—	—	N/A
Fiscal 2012	—	—	—	N/A
Fiscal 2011	—	—	—	N/A
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
Fiscal 2005	—	—	—	N/A
2025 Notes
Fiscal 2015	$344,111	$526	$—	N/A
Fiscal 2014	—	—	—	N/A
Fiscal 2013	—	—	—	N/A
Fiscal 2012	—	—	—	N/A
Fiscal 2011	—	—	—	N/A
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
Fiscal 2005	—	—	—	N/A
Convertible Notes
Fiscal 2015	$200,000	$306	$—	$104.43
Fiscal 2014	200,000	364	—	106.60
Fiscal 2013	200,000	424	—	102.84
Fiscal 2012	200,000	529	—	97.81
Fiscal 2011	200,000	544	—	N/A	(6)
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
Fiscal 2005	—	—	—	N/A
Total Debt Securities
Fiscal 2015	$1,498,759	$2,293	$—	N/A
Fiscal 2014	1,372,261	2,496	—	N/A

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

Fiscal 2013	1,156,067	2,451	—	N/A
Fiscal 2012	1,009,337	2,670	—	N/A
Fiscal 2011	1,053,443	2,862	—	N/A
Fiscal 2010	1,060,616	2,671	—	N/A
Fiscal 2009	1,057,601	2,320	—	N/A
Fiscal 2008	1,639,122	2,158	—	N/A
Fiscal 2007	492,312	4,757	—	N/A
Fiscal 2006	323,852	4,798	—	N/A
Fiscal 2005	—	—	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.

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

(4)
Not applicable, except for with respect to the 2042 Notes, the 2043 Notes, and the Convertible Notes, as other senior securities do not have sufficient trading for an average market value per unit to be determined. The average market value per unit for each of the 2042 Notes, the 2043 Notes, and the Convertible Notes is based on the closing daily prices of such notes and is expressed per $100 of indebtedness (including for the 2042 Notes and the 2043 Notes, which were issued in $25 increments).

(5)	Included in this amount is foreign currency debt obligations as outlined in the table in note 6.

(6)	Restrictive legends were removed in 2012.

Note 9. Debt
The Company’s outstanding debt obligations as of March 31, 2015 were as follows:

	March 31, 2015
	Date Issued / Amended	Total Aggregate Principal Amount Committed	Principal Amount Outstanding		Fair Value		Final Maturity Date
Senior Secured Facility	2013	$1,270,000	$384,648	*	$384,253	(1)	8/31/2018
Senior Secured Notes	2010	225,000	225,000		227,363	(1)	10/4/2015
Senior Secured Notes (Series A)	2011	29,000	29,000		29,684	(1)	9/29/2016
Senior Secured Notes (Series B)	2011	16,000	16,000		16,952	(1)	9/29/2018
2042 Notes	2012	150,000	150,000		152,646	(2)	10/15/2042
2043 Notes	2013	150,000	150,000		153,438	(2)	7/15/2043
2025 Note	2015	350,000	344,111		352,100	(1)	3/3/2025
Convertible Notes	2011	200,000	200,000		206,250	(2)	1/15/2016
Total Debt Obligations		$2,390,000	$1,498,759		$1,522,686

*	Included in this amount is foreign currency debt obligations as outlined in the table in note 6.

(1)
The fair value of these debt obligations are categorized as Level 3 under ASC 820 as of March 31, 2015 and March 31, 2014. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

(2)
The fair value of these debt obligations are categorized as Level 1 under ASC 820 as of March 31, 2015 and March 31, 2014. The valuation is based on quoted prices of identical liabilities in active markets.

Senior Secured Facility
On September 13, 2013, the Company amended and restated its senior secured, multi-currency, revolving credit facility (the “Senior Secured Facility”). The facility increased the lenders’ commitments totaling approximately $1,270,000 and extended the final maturity date to through August 31, 2018, and allows the Company to seek additional commitments from new and existing lenders in the future, up to an aggregate facility size not to exceed $1,710,000. The Senior Secured Facility is secured by substantially all of the assets in Apollo Investment’s portfolio, including cash and cash equivalents. Commencing September 30, 2017, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the Senior Secured Facility as of August 31, 2017. Pricing for Alternate Base Rate (ABR) borrowings is 100 basis points over the applicable Prime Rate and pricing for eurocurrency borrowings is 200 basis points over the LIBOR Rate. The Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Senior Secured Facility and a letter of credit participation fee of 2.00% per annum plus a letter of credit fronting fee of 0.25% per annum on the letters of credit issued. The Senior Secured Facility contains affirmative and restrictive covenants, including: (a) periodic financial reporting requirements, (b) maintaining minimum stockholders’ equity of the greater of (i) 40% of the total assets of Apollo Investment and its consolidated subsidiaries as at the last day of any fiscal quarter and (ii) the sum of (A) $845,000 plus (B) 25% of the net proceeds from the sale of equity interests in Apollo Investment after the closing date of the Senior Secured Facility, (c) maintaining a ratio of total assets, less total liabilities (other than indebtedness) to total indebtedness, in each case of Apollo Investment and its consolidated subsidiaries, of not less than 2.0:1.0, (d) limitations on the incurrence of additional indebtedness, including a requirement to meet a certain minimum liquidity threshold before Apollo Investment can incur such additional debt, (e) limitations on liens, (f) limitations on investments (other than in the ordinary course of Apollo Investment’s business), (g) limitations on mergers and disposition of assets (other than in the normal course of Apollo Investment’s business activities), (h) limitations on the creation or existence of agreements that permit liens on properties of Apollo Investment’s consolidated subsidiaries and (i) limitations on the repurchase or redemption of certain unsecured debt and debt securities. In addition to the asset coverage ratio described in clause (c) of the preceding sentence, borrowings under the Senior Secured Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in Apollo Investment’s portfolio. The Senior Secured Facility also provides for the issuance of letters of credit for up to an aggregate amount of $125,000. As of March 31, 2015 and March 31, 2014 the Company had $25,246 and $15,746, respectively in standby letters of credit issued through the Senior Secured Facility. The amount available for borrowing under the Senior Secured Facility is reduced by any standby letters of credit issued. The available remaining capacity under the Senior Secured Facility was $860,106 at March 31, 2015. Terms used in the this paragraph have the meanings set forth in the Senior Secured Facility.
On April 24, 2015, the Company amended and restated the Senior Secured Facility. The amendment increased the lenders’ commitments to $1,310,000, extended the final maturity date to April 24, 2020, and allows the Company to seek additional commitments from new and existing lenders in the future, up to an aggregate facility size not to exceed $1,965,000. In addition, the stated interest rate on the facility was changed from LIBOR plus 2.00% to a formula-based calculation, based on a minimum borrowing base, resulting in a stated interest rate of either LIBOR plus 1.75%, or LIBOR plus 2.00%. As of May 19, 2015, the stated interest rate on the facility is LIBOR plus 2.00%. Commencing April 30, 2019, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the Senior Secured Facility as of April 24, 2019.
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
The Senior Secured Notes and the Notes rank parri-passu with the Senior Secured Facility.
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
2024 Note
On October 30, 2014, the Company entered into a note purchase agreement with an institutional accredited investor providing a private placement issuance of $150,000 in aggregate principal amount of a ten-year note with an annual fixed rate of 5.25% and a maturity of October 30, 2024 (the "2024 Note"). On October 30, 2014, the Company issued the 2024 Note for net proceeds of $148,875. Interest on the 2024 Note is due quarterly on January 15, April 15, July 15 and October 15, commencing on January 15, 2015. The 2024 Note was a general, unsecured obligation and ranked equal in right of payment with all of our existing unsecured indebtedness. The 2024 Note was repurchased and retired by the Company on March 3, 2015 and was accounted for as a debt modification in accordance with ASC Topic 470 Debt.
2025 Notes
On March 3, 2015, the issued $350,000 in the aggregate principal amount of 5.25% unsecured notes due 2025 for net proceeds off $343,650 (the "2025 Notes"). Interest on the 2025 Notes is due semi-annually on March 3 and September 3, commencing on September 3, 2015. The 2025 Notes are a general, unsecured obligation and rank equal in right of payment with all of our existing unsecured indebtedness.
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
The following chart summarizes the components of average outstanding debt, maximum amount of debt outstanding, and the annualized interest cost, including commitment fees, for the fiscal years ended March 31, 2015 and 2014:

	Fiscal Year Ended March 31, 2015	Fiscal Year Ended March 31, 2014
Average outstanding debt balance	$1,586,493	$1,238,940
Maximum amount of debt outstanding	1,834,405	1,564,228

Weighted average annualized interest cost, including commitment fees, but excluding debt issuance costs (1)	4.55%	4.95%
Annualized amortized debt issuance cost	0.43%	0.57%
Total annualized interest cost	4.98%	5.52%
_________________

(1)	Commitment fees for the fiscal years ended March 31, 2015 and March 31, 2014 were $1,923 and $2,659, respectively.
As of March 31, 2015, the Company is in compliance with all debt covenants.
Note 10. Stockholders' Equity
There were no equity offerings of common stock during the year ended March 31, 2015. The following table summarizes the total shares issued and proceeds received in public offerings of the Company's common stock net of underwriting discounts and offering costs for the fiscal year ended March 31, 2014 :

	Shares Issued	Offering Price per Share	Proceeds net of underwriting discounts and offering costs
May 2013 public offering	21,850,000	$8.60	$181,819
February 2014 public offering	12,000,000	8.69	103,724
Total for the fiscal year ended March 31, 2014	33,850,000		$285,543
The Company used the net proceeds from the public offerings during fiscal year March 31, 2014 to repay outstanding debt.
AIM has agreed to waive the base management and incentive fees associated with the incremental shares issued on the May 20, 2013 offering through March 31, 2016.
On August 11, 2011, the Company adopted a plan for the purpose of repurchasing up to $200 million of its common stock in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The Company’s plan was designed to allow it to repurchase its shares both during its open window periods and at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. A broker selected by the Company will have the authority under the terms and limitations specified in the plan to repurchase shares on the Company’s behalf in accordance with the terms of the plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plan. While the portion of the plan reliant on Rule 10b-18 remains in effect, the portion reliant on Rule 10b5-1 is subject to periodic renewal and is not currently in effect. As of March 31, 2015, no shares have been repurchased.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

On September 12, 2014, the Company announced an At the Market (“ATM”) program through which the Company can sell up to 16 million shares of its common stock from time to time. As of March 31, 2015, no shares had been sold through the Company’s ATM program.
Note 11. Income Tax Information and Distributions to Stockholders

Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from accounting principles generally accepted in the United States of America; accordingly, at March 31, 2015, reclassifications were made on our statement of asset and liabilities to reduce accumulated net realized loss by $44,257, and to increase accumulated over-distributed net investment income by $20,174. Total earnings and net asset value are not affected.
The tax character of dividends for the fiscal year ended March 31, 2015 was as follows:

Ordinary income	$165,626
Tax Return of Capital	$23,767
As of March 31, 2015, the components of accumulated losses on a tax basis were as follows(1):

Distributable ordinary income	$—
Capital loss carryforward(2)(3)	(1,042,277)
Other book/tax temporary differences	(74,084)
Unrealized depreciation	(143,983)
Total net accumulated losses	$(1,260,344)
As of March 31, 2015, we had a net post-October capital loss deferral of $10,791 which is deemed to arise on April 1, 2015.

(1)	Tax information for the fiscal year ended March 31, 2015 is an estimate and will not be finally determined until the Company files its 2015 tax return in December 2015.

(2)
On March 31, 2015, the Company had net capital loss carryforwards of $36,089, $199,331 and $411,998 which expire in 2017, 2018 and 2019, respectively. These amounts will be available to offset like amounts of any future taxable gains. It is unlikely that capital gains distributions will be paid to stockholders of the Company until net gains have been realized in excess of such capital loss carryforward or the carryforward expires.

(3)
On December 22, 2010, the Regulated Investment Company Modernization Act of 2010 (the “Act”) was enacted which changed various technical rules governing the tax treatment of regulated investment companies. The changes are generally effective for taxable years beginning after the date of enactment. Under the Act, the fund will be permitted to carry forward capital losses incurred in taxable years beginning after the date of enactment for an unlimited period. However, any losses incurred during those future taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital losses that are carried forward will retain their character as either short-term or long-term losses rather than being considered all short-term as under previous law. As of March 31, 2015, the Company had a post-enactment short-term capital loss carryforward of $78,104 and long-term capital loss carryforward of $316,755. This loss is deemed to arise on April 1, 2015.

The tax character of dividends for the fiscal year ended March 31, 2014 was as follows:

Ordinary income	$182,193
Tax Return of Capital	$—
As of March 31, 2014, the components of accumulated losses on a tax basis were as follows (1):

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

Distributable ordinary income	$11,005
Capital loss carryforward (2)(3)	(1,053,971)
Other book/tax temporary differences	(95,158)
Unrealized depreciation	(32,331)
Total net accumulated losses	$(1,170,455)
As of March 31, 2014, we had a post-October capital loss deferral of $40,874 which is deemed to arise on April 1, 2014.

(1)	Tax information for the fiscal year ended March 31, 2014 was finally determined when the Company filed its 2013 tax return in December 2014.

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

Management has analyzed the Company’s tax positions taken, or to be taken, on Federal income tax returns for all open tax years, and has concluded that no provision for income tax is required in the Company’s financial statements. The Company’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

Note 12. Selected Quarterly Financial Data (unaudited)

Quarter Ended	Investment Income		Net Investment Income[1]		Net Realized And Unrealized Gain (Loss) On Assets[1]		Net Increase (Decrease) In Net Assets From Operations (on a basic, non-diluted basis)		Net Increase (Decrease) In Net Assets From Operations (on a diluted basis)
	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
March 31, 2015	$102,115	$0.43	$52,071	$0.22	$(63,800)	$(0.27)	$(11,729)	$(0.05)	$(9,189)	$(0.05	)*
December 31, 2014	110,026	0.46	56,662	0.24	(76,114)	(0.33)	(19,452)	(0.09)	(16,913)	(0.09	)*
September 30, 2014	118,910	0.50	65,688	0.28	(23,721)	(0.10)	41,967	0.18	44,491	0.18
June 30, 2014	102,580	0.43	53,551	0.23	11,085	0.04	64,636	0.27	67,192	0.27
March 31, 2014	96,404	0.42	49,612	0.22	20,293	0.09	69,905	0.31	72,392	0.30
December 31, 2013	94,561	0.42	49,683	0.22	56,055	0.25	105,738	0.47	108,286	0.45
September 30, 2013	93,708	0.42	49,586	0.22	26,839	0.12	76,425	0.34	78,973	0.33
June 30, 2013	96,673	0.45	52,367	0.25	(33,563)	(0.16)	18,804	0.09	21,359	0.09
March 31, 2013	84,617	0.42	42,066	0.21	23,755	0.12	65,821	0.32	68,389	0.31
December 31, 2012	83,212	0.41	42,080	0.21	(64,824)	(0.32)	(22,744)	(0.11)	(20,169)	(0.11)
September 30, 2012	83,832	0.41	44,482	0.22	28,554	0.14	73,036	0.36	75,610	0.35
June 30, 2012	80,333	0.40	38,732	0.19	(50,374)	(0.25)	(11,642)	(0.06)	(9,048)	0.06

1Represent rounded numbers
* In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. For the quarters ended March 31, 2015 and December 31, 2014 anti-dilution would total $0.01 and $0.01, respectively.

Note 13. Commitments and Contingencies
As of March 31, 2015, the Company’s commitments and contingencies were as follows:

	As of March 31, 2015	As of March 31, 2014
Unfunded revolver obligations and bridge loans commitments (1)	$206,294	$408,554
Unfunded delayed draw commitments on senior loans to portfolio companies (2)	102,092	138,680
Unfunded delayed draw commitments on senior loans to portfolio companies (performance thresholds not met) (3)	23,436	48,923
Standby letters of credit issued for certain portfolio companies for which the Company and portfolio companies are liable (4)	34,433	16,379
_________________

(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of March 31, 2015, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that needs to be met prior to funding.

(2)
The Company’s commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions which can include covenants to maintain specified leverage levels and other related borrowing base covenants.

(3)	The borrowers are required to meet certain performance thresholds before the Company is obligated to fulfill the commitments and those performance thresholds were not met as of March 31, 2015.

(4)
For all these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. None of the letters of credit issued and outstanding are recorded as a liability on the Company’s balance sheet as such letters of credit are considered in the valuation of the investments in the portfolio company.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

As of May 19, 2015 the outstanding commitments to purchase secured term loans and unsecured bridge loans, which existed as of March 31, 2015 were reduced by $89,180.
Note 14. Subsequent Events
On April 24, 2015, the Company amended and restated the Senior Secured Facility (see note 9).
On May 18, 2015, the Board of Directors declared a dividend of $0.20 per share for the fourth fiscal quarter of 2015, payable on July 6, 2015 to stockholders of record as of June 19, 2015.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As of March 31, 2015 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b) Management’s Report on Internal Control Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting, which appears on page 48 of this Form 10-K, is incorporated by reference herein.
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
(d) Changes in Internal Controls Over Financial Reporting
Management has not identified any change in the Company’s internal control over financing reporting that occurred during the fourth fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information

On May 18, 2015, the Company's Board of directors approved and adopted an amendment to the Third Amended and Restated Bylaws of the Company.

Article III, Section 2 - Number, Tenure and Qualification.  The provision was amended to increase the maximum number of directors that can serve on the Company’s Board of Directors from eight to nine.

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
Directors
Information regarding the board of directors is as follows:

Name	Age	Position	Director Since	Expiration of Term
Interested Directors
John J. Hannan	62	Chairman of the Board and Director	2004	2015
James C. Zelter	52	Chief Executive Officer and Director	2008	2015
Bradley J. Wechsler(1)	63	Director	2004	2016
Independent Directors
R. Rudolph Reinfrank	59	Director	2013	2015
Jeanette Loeb	62	Director	2011	2017
Frank C. Puleo	69	Director	2008	2017
Carl Spielvogel	86	Director	2004	2017
Elliot Stein, Jr.	66	Director	2004	2016
(1) Bradley J. Wechsler is an interested director since January 5, 2015.
The address for each director is c/o Apollo Investment Corporation, 9 West 57th Street, New York, NY 10019.
Executive officers who are not directors
Information regarding our executive officers who are not directors is as follows:

Name	Age	Position
Edward J. Goldthorpe	38	President and Chief Investment Officer
Gregory W. Hunt	58	Chief Financial Officer and Treasurer
John J. Suydam	55	Vice President and Chief Legal Officer
Cindy Z. Michel	41	Vice President and Chief Compliance Officer
Joseph D. Glatt	41	Chief Legal officer, Vice President and Secretary
The address for each executive officer is c/o Apollo Investment Corporation, 9 West 57th Street, New York, NY 10019.

Biographical information
Directors
Our directors have been divided into two groups — independent directors and interested directors. Interested directors are interested persons as defined in the 1940 Act.

Independent Directors
R. Rudolph Reinfrank (59) Director. Mr. Reinfrank became a Director of Apollo Investment in June 2013. Mr. Reinfrank currently serves as a Director of Parker Drilling Company Inc. Since October 2009 Mr. Reinfrank has served as the Managing General Partner of Riverford Partners, LLC, a strategic advisory and investment firm based in Los Angeles, CA (“Riverford”). Riverford acts as an investor, board member and strategic adviser to growth companies and companies in transition. In 2000, Mr. Reinfrank co-founded and served as a Managing General Partner of Clarity Partners, L.P. until 2009. In 1997, he co-founded and serves as a Managing General Partner of Rader Reinfrank & Co. In 2006, he co-founded Clarity China, L.P. Mr. Reinfrank is also a Senior Adviser to Pall Mall Capital, Limited (London) and Transnational Capital Corporation.
Jeanette Loeb (62) Director. Ms. Loeb became a Director of Apollo Investment in August 2011. Ms. Loeb currently serves as a Director of PetCareRx, Inc., and is a former Chairman and Chief Executive Officer of the company, a leading e-commerce pet pharmacy that sells pet medications, supplies and food directly to the consumer. Ms. Loeb joined PetCareRx, Inc. in 2001. From 1977 until 1994, Ms. Loeb was an investment banker at Goldman Sachs, where she served as the head of the Structured Finance Department in the U.S. Ms. Loeb was named the first woman partner of Goldman Sachs in 1986 and served as a partner from 1986-1994. Ms. Loeb received an MBA from Harvard Business School and graduated Phi Beta Kappa from Wellesley College with a BA in economics. She currently serves on the board and the finance committee of New York City Center and the board for Alliance Bernstein Multi-Manager Alternative Fund, and has previously been on the board and audit committee of the United Nations Development Corporation, a member of the board of the Collegiate School, the Treasurer and a board member of the Society of Memorial Sloan Kettering, and a founding member of the Wellesley Business Leadership Council.
Frank C. Puleo (69) Director. Mr. Puleo became a Director of Apollo Investment on February 4, 2008. Mr. Puleo currently serves as a Director of South Street Holdings, LLC. (formerly known as CMET Finance Holdings, Inc.), a company that finances securities inventory for customers and dealers and licenses trade processing software, SLM Corp., a student loan company, and Syncora Capital Assurance, Inc., a monoline financial guaranty and insurance company. Until mid-2014 Mr. Puleo was a Director of CIFC Deerfield Corp., a credit asset manager. Previously, Mr. Puleo was a partner at Milbank, Tweed, Hadley & McCloy LLP where he advised clients on structured finance transactions, bank and bank holding company regulatory and securities law matters. Mr. Puleo became a partner of Milbank, Tweed, Hadley & McCloy LLP in 1978 and Co-Chair of the firm’s Global Finance Group in 1995 until retiring at the end of 2006. He was a member of the firm’s Executive Committee from 1982 to 1991 and from 1996 to 2002. Mr. Puleo served as a Lecturer at Columbia University School of Law from 1997 to 2001.
Carl Spielvogel (86) Director. Ambassador Spielvogel became a Director of Apollo Investment in March 2004. Ambassador Spielvogel was and is currently Chairman and Chief Executive Officer of Carl Spielvogel Enterprises, Inc., an international management and counseling company, from 1997 to 2000, and from 2001 to present. From 2000-2001, Ambassador Spielvogel served as U.S. Ambassador to the Slovak Republic, based in Bratislava, Slovakia. He served as a Director of Interactive Data Corporation, Inc. from 1996 to 2009, and as a member of its Audit Committee and Chairman of the Independent Shareholders Committee. From 1994 to 1997, Ambassador Spielvogel was Chairman and Chief Executive Officer of the United Auto Group, Inc., one of the first publicly-owned auto dealership groups. Earlier, Ambassador Spielvogel was Chairman and Chief Executive Officer of Backer Spielvogel Bates Worldwide, a global marketing communications company from 1985 to 1994. Ambassador Spielvogel is a trustee of the Metropolitan Museum of Art; a member of the Board of Trustees and Chairman of the Business Council of the Asia Society; a member of the Board of Trustees of Lincoln Center for the Performing Arts; a member of the Council on Foreign Relations; a member of the Executive Committee of the Council of American Ambassadors’; a Trustee and member of the Executive Committee of the State University of New York, and a former Fellow of the Kennedy School of Government at Harvard University. Before becoming an Ambassador, he was a Governor of the United States Government Board of Broadcasting.
Elliot Stein, Jr. (66) Director. Mr. Stein became a Director of Apollo Investment in March 2004 and currently serves as lead Independent Director. Mr. Stein has also been a director of Apollo Senior Floating Rate Fund Inc. since 2011 and a director of Apollo Tactical Income Fund Inc since 2013. He is currently Chair of Senturion Forecasting, LLC and Acertas, LLC, two private companies. He is also a Managing Director of Commonwealth Capital Partners. Mr. Stein is also a board member of various private companies including Multi-Pak Holdings, Cohere Communications and Assay Healthcare Solutions. Mr. Stein is a Trustee of Claremont Graduate University and the New School University. He is a member of the Council on Foreign Relations. He formerly served as Chairman of Caribbean International News Corporation and as a Director of Bizzingo, Inc. and various private companies, including VTG Holdings and Bargain Shop Holdings, Inc.
Interested Directors
John J. Hannan (62) Chairman of the Board of Directors. Mr. Hannan became a Director of Apollo Investment in March 2004 and was elected as Chairman of the Board of Directors in August 2006. He served as the Chief Executive Officer from February

2006 to November 2008. Mr. Hannan, a senior partner of Apollo Management, L.P., co-founded Apollo Management, L.P. in 1990. He is also currently on the Board of Directors for EP Energy Corporation. Mr. Hannan formerly served as a director for Vail Resorts, Inc. and Goodman Global, Inc.
James C. Zelter (52) Chief Executive Officer and Director. Mr. Zelter joined Apollo Management in 2006. Mr. Zelter is the Managing Partner of Apollo Capital Management and oversees the firm’s activities in a broad array of asset classes. At Apollo Investment, he is CEO and a director of the Company. Prior to joining Apollo Management, Mr. Zelter was with Citigroup and its predecessor companies from 1994 to 2006. He was responsible for the global expansion and strong financial performance of the Special Situations Investment Group, a proprietary investment group he founded within Citigroup’s Fixed Income Division. As head of Citigroup’s Special Situations Investment Group, Mr. Zelter was responsible for the acquisition of approximately $5 billion of NPL portfolios and ancillary investments. While with Citigroup, Mr. Zelter also served on the Global Fixed Income Management Committee. In this role, he oversaw the firm’s High Yield Trading, Sales and Capital Market Groups. From 2003 to 2005, Mr. Zelter was Chief Investment Officer of Citigroup Alternative Investments. In addition, he was a standing member of the Citigroup Pension Investment Committee, the Salomon Smith Barney Capital Partners Investment Committee and the Citigroup Mezzanine Partners Investment Committee. Prior to joining Citigroup in 1994, Mr. Zelter was a High Yield Trader at Goldman Sachs & Co. Mr. Zelter is a board member of DUMAC, the investment management company that oversees the Duke Endowment and Duke Foundation, and is on the board of the Dalton School. Mr. Zelter has a BA in Economics from Duke University.
Bradley J. Wechsler (63) Director. Mr. Wechsler became a Director of Apollo Investment Corporation in April 2004. Mr. Wechsler was the Co-Chairman and Co-Chief Executive Officer of IMAX Corporation from May 1996 through April 2009 and is currently Chairman. In addition, Mr. Wechsler is the Managing Partner of Elysium, LLC, a limited liability company that manages the family office for Leon Black, the CEO of Apollo Global. Previously Mr. Wechsler has had several executive positions in the entertainment and finance industries and has made a number of private investments. Mr. Wechsler is a Vice-Chairman of the board of the NYU Hospital and Medical Center, a member of the Executive Committee and chairs its Finance Committee. He also sits on the board of Math for America and is a member of the Academy of Motion Picture Arts and Sciences.
Executive Officers who are not directors
Edward J. Goldthorpe (38) Chief Investment Officer and President. Mr. Goldthorpe is President of the Company , Chief Investment Officer of Apollo Investment Management, and Senior Portfolio Manager, U.S. Opportunistic Credit. Mr. Goldthorpe joined Apollo in April 2012 and oversees the Opportunistic Credit platform within Apollo Management.  Previously, Mr. Goldthorpe was employed by Goldman Sachs for 13 years.  He most recently ran the Bank Loan Distressed Investing Desk and prior to that was a Managing Director in the Special Situations Group, running both their Middle Market Private Equity business and the Canadian business (CSSG).  Prior to that, Mr. Goldthorpe worked in the High Yield Distressed business, the Merchant Banking Division and the Investment Banking Division.  Mr. Goldthorpe received a B.A. in Commerce from Queen’s University in Kingston, Ontario. Mr. Goldthorpe currently serves on the Global Advisory Board for the Queen’s School of Business.  He is also the Chairman of the Young Fellowship of The Duke of Edinburgh’s Award.
Gregory W. Hunt (58) Chief Financial Officer and Treasurer. Mr. Hunt began his term as Chief Financial Officer and Treasurer of Apollo Investment Corporation in May 2012. Previously, Mr. Hunt was Executive Vice President and Chief Financial Officer for Yankee Candle which he joined in April 2010. Prior to joining Yankee Candle, Mr. Hunt served as the Executive Vice President of Strategic and Commercial Development for Norwegian Cruise Lines from 2007 to 2009. Prior to joining Norwegian Cruise Lines, Mr. Hunt served as Chief Financial Officer and Chief Restructuring Officer of Tweeter Home Entertainment Group, Inc. from 2006 to 2007 and Chief Financial Officer and Co-Chief Executive of Syratech Corporation from 2001 to 2006. Prior to Syratech, Mr. Hunt held several senior financial leadership positions including Chief Financial Officer of NRT Inc., Culligan Water Technologies, Inc. and Samsonite Corporation. Mr. Hunt also serves as a Director of LogicSource, Inc. and as a member of the Board of Advisors for the University of Vermont School of Business. Mr. Hunt earned a bachelor’s degree in accounting and finance from the University of Vermont and is a Certified Public Accountant.
Cindy Z. Michel (41) Chief Compliance Officer and Vice President. Ms. Michel joined Apollo in 2007. Ms. Michel is also the Chief Compliance Officer of Apollo Global Management. Prior to joining Apollo, Ms. Michel served as the Director of Compliance of the Private Equity Division and the Global Trading Strategies Group at Lehman Brothers. Prior to that, she was associated with the investment bank Credit-Suisse Securities as a member of its Compliance Department supporting the Private Equity and Investment Banking businesses. Before joining Credit-Suisse, Ms. Michel was associated with the law firm of DLA Piper. Ms. Michel graduated from Columbia University with an AB in English and Economics and holds a JD from Boston University School of Law.
Joseph D. Glatt (41) Chief Legal Officer, Secretary and Vice President. Mr. Glatt was appointed Chief Legal Officer of the Company in 2014, and serves as General Counsel for Apollo Capital Management. Prior to that time, Mr. Glatt was associated with the law firms of Simpson Thacher & Bartlett LLP from 1998 to 2003 and Schulte Roth & Zabel LLP from 2003 to 2007, in each case, primarily focusing on mergers and acquisitions, leveraged buyouts and capital markets activities. Mr. Glatt serves on the Board of Trustees for FamilyConnections a community based counseling and family service agency and also serves on the Board of Advisors for the Institute of Law and Economics, a joint research center of the Law School, Wharton and the Department of Economics at the University of Pennsylvania. Mr. Glatt received his JD from University of Pennsylvania Law School and graduated summa cum laude from Rutgers College with a BA in Political Science, Psychology and Hebraic Studies.
Additional information required by this item, including for example, director qualifications, is contained in the Registrant’s definitive Proxy Statement for its 2015 Annual Stockholders Meeting under the caption, “Information about the Nominees and Directors” to be filed with the Securities and Exchange Commission within 120 days after March 31, 2015 and is incorporated herein by reference.
The Audit Committee
The audit committee operates pursuant to an audit committee charter approved by the board of directors. The charter sets forth the responsibilities of the audit committee, which include selecting or retaining each year an independent registered public accounting firm (the “auditors”) to audit the accounts and records of the Company; reviewing and discussing with management and the auditors the annual audited financial statements of the Company, including disclosures made in management’s discussion and analysis, and recommending to the board of directors whether the audited financial statements should be included in the Company’s annual report on Form 10-K; reviewing and discussing with management and the auditors the Company’s quarterly financial statements prior to the filings of its quarterly reports on Form 10-Q; pre-approving the auditors’ engagement to render audit and/or permissible non-audit services; and evaluating the qualifications, performance and independence of the auditors. The audit committee is presently composed of five persons: Messrs. Reinfrank, Puleo, Spielvogel, Stein, and Ms. Loeb, all of whom are independent directors and are otherwise considered independent under the listing standards of NASDAQ Marketplace Rule 5605(a)(2). The Company’s board of directors has determined that Mr. Reinfrank is an “audit committee financial expert” as that term is defined under Item 401 of Regulation S-K under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). The Audit Committee Charter is available on the Company’s website (www.apolloic.com).
Section 16(a) Beneficial Ownership Reporting Compliance
Pursuant to Section 16(a) of the Exchange Act, the Company’s Directors and Executive Officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the Securities and Exchange Commission (the “Commission”) and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4 and 5 filed by such persons and information provided by the Company’s Directors and officers, the Company believes that during the fiscal year ended March 31, 2015, all Section 16(a) filing requirements applicable to such persons were met in a timely manner.
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

Summary Compensation Table
The following table shows information regarding the compensation expected to be received by the independent directors and executive officers for the fiscal year ended March 31, 2015. No compensation is paid to directors who are “interested persons.”

Name	Aggregate compensation from Apollo Investment	Pension or retirement benefits accrued as part of our expenses(1)	Total compensation from Apollo Investment paid to director/ officer
Independent directors
R. Rudolph Reinfrank	$171,000	None	$171,000
Jeanette Loeb	156,000	None	156,000
Frank C. Puleo	154,500	None	154,500
Carl Spielvogel	156,000	None	156,000
Elliot Stein, Jr.	183,500	None	183,500
Interested directors
John J. Hannan	None	None	None
James C. Zelter(2)	None	None	None
Bradley J. Wechsler(3)	144,000	None	144,000
Executive Officers
Edward J. Goldthorpe	None	None	None
Gregory W. Hunt	None	None	None
John J. Suydam	None	None	None
Cindy Michel	None	None	None
Joseph Glatt	None	None	None

(1)	We do not have a profit sharing or retirement plan, and directors do not receive any pension or retirement benefits.

(2)	James C. Zelter is also an executive officer of Apollo Investment Corporation.

(3)
Effective January 5, 2015, Mr. Wechsler became an interested director. His compensation for the fiscal year ended March 31, 2015 is pro-rata based upon the portion of the fiscal year when he was an independent director.

An independent director’s annual fee is $125,000. The independent directors also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting, $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended, and $1,500 for each telephonic committee or board meeting attended. In addition, the Lead Independent Director receives an annual fee of $25,000, the Chairman of the Audit Committee receives an annual fee of $15,000 and each chairman of any other committee receives an annual fee of $2,500 for additional services in these capacities. Further, we purchase directors’ and officers’ liability insurance on behalf of our directors and officers.
Additional information required by this item, including for example, compensation of officers and directors, is contained in the Registrant’s definitive Proxy Statement for its 2014 Annual Stockholders Meeting under the caption, “Compensation of Directors and Executive Officers” to be filed with the Securities and Exchange Commission within 120 days after March 31, 2015 and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
As of March 31, 2015, there were no persons that owned 25% or more of our outstanding voting securities, and no person would be deemed to control us, as such term is defined in the 1940 Act.

Our directors have been divided into two groups — interested directors and independent directors. Interested directors are “interested persons” as defined in the Investment Company Act of 1940.
The following table sets forth, as of March 31, 2015, certain ownership information with respect to our common stock for those persons whom we believe, based on public filings and/or information provided by such persons, directly or indirectly owned, controlled or held with the power to vote, 5% or more of our outstanding common stock as of that date and all officers and directors, as a group. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power.

Name and address	Type of ownership(1)	Shares owned	Percentage of common stock outstanding
FMR LLC(2)	Beneficial	21,179,233	8.95%
Thornburg Investment Management Inc.(3)	Beneficial	21,254,016	8.98%
All officers and directors as a group (12 persons)(4)	Beneficial	537,086	*
_________________________

*	Represents less than 1%.

(1)	All of our common stock is owned of record by Cede & Co., as nominee of the Depository Trust Company.

(2)	The principal address for FMR LLC is 245 Summer Street, Boston, MA 02210.

(3)	The principal address for Thornburg Investment Management Inc. is 2300 North Ridgetop Road, Santa Fe, NM 87506.

(4)	The address for all officers and directors is c/o Apollo Investment Corporation, 9 West 57th Street, New York, NY 10019.
The following table sets forth the dollar range of our equity securities beneficially owned by each of our directors as of March 31, 2015. (We are not part of a “family of investment companies,” as that term is defined in the 1940 Act.)

Name of Director	Dollar Range of Equity Securities in Apollo Investment(1)
Independent Directors
R. Rudolph Reinfrank	$100,001 – $500,000
Jeanette Loeb(2)	$100,001 – $500,000
Frank C. Puleo	$100,001 — $500,000
Carl Spielvogel(2)	$1 — $10,000
Elliot Stein, Jr.(2)	$100,001 – $500,000
Interested Directors
John J. Hannan(2)	$500,001 – $1,000,000
James C. Zelter	Over $1,000,000
Bradley J. Wechsler(3)	$100,001 – $500,000
_________________________

(1)	Dollar ranges are as follows: None, $1 — $10,000, $10,001 — $50,000, $50,001 — $100,000, $100,001 — $500,000, $500,001 — $1,000,000 or over $1,000,000.

(2)	Dollar range includes shares held through indirect beneficial ownership of a family trust.

(3)	Effective January 5, 2015, Mr. Wechsler became an Interested Director.
Additional information required by this item, including for example, security ownership of management, is contained in the Registrant’s definitive Proxy Statement for its 2015 Annual Stockholders Meeting under the caption, “Security Ownership of Certain Beneficial Owners and Management” to be filed with the Securities and Exchange Commission within 120 days after March 31, 2015 and is incorporated herein by reference.

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
Further information relating to relationships and director independence is hereby incorporated by reference from our 2014 Proxy Statement under the caption “Certain Relationships and Transactions.”
Item 14. Principal Accounting Fees and Services
The audit committee of the board of directors selected PricewaterhouseCoopers LLP as independent registered public accounting firm (the “auditors”) for the Company for the fiscal year ended March 31, 2015. The audit committee has received the written disclosures and the letter from the independent accountant required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the audit committee concerning independence, and has discussed with the independent accountant the independent accountant’s independence.
Audit Fees: Audit fees consist of fees billed for professional services rendered for the quarterly reviews and audit of our financial statements and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings. Audit fees billed during the fiscal years ended March 31, 2015 and March 31, 2014 were $1,219,434 and $1,431,080, respectively.
Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. Audit-related fees billed during the fiscal years ended March 31, 2015 and March 31, 2014 were $460,000 and $147,689, respectively.
Tax Services Fees: Tax services fees consist of fees billed for professional tax services. These services also include assistance regarding federal, state, and local tax compliance. Tax services and fees billed during the fiscal years ended March 31, 2015 and March 31, 2014 were $40,000 and $40,000, respectively, which represented work related to preparation of tax returns, our RIC qualification, excise tax distribution requirements, form extensions, etc.
All Other Fees: Other fees would include fees for products and services other than the services reported above, of which there were none in the fiscal years ended March 31, 2015 and March 31, 2014.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements.
Refer to Item 8 above.
(a)(2)	Financial Statement Schedules
None.
(a)(3)	Exhibits
	3.1(a)	Articles of Amendment(1)
	3.1(b)	Articles of Amendment and Restatement(2)
	3.2	Fourth Amended and Restated Bylaws*
	4.1	Form of Stock Certificate(4)
	4.2	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the registrant have been omitted but will be furnished to the Commission upon request.
	4.3	Form of Indenture for Debt Securities(5)
	4.4	Form T-1 Statement of Eligibility of U.S. Bank National Association, as Trustee, with respect to the Form of Indenture for debt securities(8)
	4.5	Indenture, dated as of October 9, 2012, between the Company and U.S. Bank National Association, as trustee(11)
	4.6	First Supplemental Indenture, dated as of October 9, 2012, relating to the 6.625% Senior Notes due 2042, between the Company and U.S. Bank National Association, as trustee(11)
	4.7	Form of 6.625% Senior Notes due 2042 (contained in the First Supplemental Indenture filed as Exhibit (4.6) hereto)(11)
	4.8	Second Supplemental Indenture, dated as of June 17, 2013, relating to the 6.875% Senior Notes due 2043, between the Company and U.S. Bank National Association, as trustee(12)
	4.9	Form of 6.875% Senior Notes due 2043 (contained in the Second Supplemental Indenture filed as Exhibit 4.8 hereto)(12)
	4.10	Fourth Supplemental Indenture, dated as of March 3, 2015, relating to the 5.250% Notes due 2025, between the Company and U.S. Bank National Association, as trustee(13)
	4.11	Form of 5.250% Notes due 2025 (contained in the Fourth Supplemental Indenture filed as Exhibit 4.10 hereto)(13)
	10.1	Amended and Restated Investment Advisory Management Agreement between Registrant and Apollo Investment Management, L.P.(6)
	10.2	Amended and Restated Administration Agreement between Registrant and Apollo Investment Administration, LLC(6)
	10.3	Dividend Reinvestment Plan(7)
	10.4	Custodian Agreement(2)
	10.5	Amended and Restated License Agreement between the Registrant and Apollo Management Holdings, L.P. dated as of May 14, 2012(10)
	10.6	Form of Transfer Agency and Service Agreement(2)
	10.8	Amended & Restated Senior Secured Revolving Credit Agreement, dated as of April 24, 2015(14)
	11.1	Statement regarding computation of per share earnings*
	14.1	Code of Conduct(9)
	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
	32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).*
	32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).*
_________________________

*	Filed herewith.

(1)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on June 20, 2005.

(2)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 3 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 1, 2004.

(3)	Incorporated by reference from the Registrant’s Form 8-K (File No. 814-00646), filed on November 6, 2009.

(4)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on March 12, 2004.

(5)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 8, 2011.

(6)	Incorporated by reference from the Registrant’s Form 10-K, filed on May 26, 2010.

(7)	Incorporated by reference from the Registrant’s Form 10-K, filed on June 12, 2006.

(8)	Incorporated by reference to Exhibit (d)(3) to the Registrant’s pre-effective Registration Statement under the Securities Act of 1933, as amended (333-189817), on Form N-2, filed on July 5, 2013.

(9)	Incorporated by reference from the Registrant’s Form 10-K, filed on May 29, 2008.

(10)	Incorporated by reference from the Registrant’s Form 10-K, filed on May 22, 2012.

(11)	Incorporated by reference to Exhibits 4.1, 4.2, and 4.3, as applicable, to the Registrant’s Form 8-K (File No. 814-00646), filed on October 9, 2012.

(12)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Registrant's Form 8-K (File No. 814-00646), filed on June 17, 2013.

(13)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Registrant's Form 8-K (File No. 814-00646), filed on March 3, 2015.

(14)	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 814-00646), filed on April 30, 2015.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO INVESTMENT CORPORATION

By:	/s/ James C. Zelter
James C. Zelter Chief Executive Officer
May 19, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ James C. Zelter	Chief Executive Officer and President (principal executive officer)	May 19, 2015
James C. Zelter

/s/ Gregory W. Hunt	Chief Financial Officer and Treasurer (principal financial and accounting officer)	May 19, 2015
Gregory W. Hunt

/s/ John J. Hannan	Chairman of the Board, Director	May 19, 2015
John J. Hannan

/s/ R. Rudolph Reinfrank	Director	May 19, 2015
R. Rudolph Reinfrank

/s/ Bradley J. Wechsler	Director	May 19, 2015
Bradley J. Wechsler

/s/ Carl Spielvogel	Director	May 19, 2015
Carl Spielvogel

/s/ Elliot Stein, Jr.	Director	May 19, 2015
Elliot Stein, Jr.

/s/ Frank C. Puleo	Director	May 19, 2015
Frank C. Puleo

/s/ Jeanette Loeb	Director	May 19, 2015
Jeanette Loeb