Form 10-K/A
period 2015-03-31
APOLLO INVESTMENT CORP
filed 2015-06-29
CIK 1278752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No.1

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

EXPLANATORY NOTE

Apollo Investment Corporation ("Apollo Investment", the “Company”, "AIC", "we", "us", or "our") is filing this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, which was filed with the Securities and Exchange Commission (the “SEC”) on May 19, 2015 (the “Form 10-K”), to provide separate audited financial statements for our unconsolidated portfolio company, Merx Aviation Finance, LLC (“Merx”), as of and for the fiscal year ended March 31, 2015 (Exhibit 99.1) and separate unaudited financial statements for Merx as of and for the fiscal years ended March 31, 2014, and period ended March 31, 2013 (Exhibit 99.2), in Part IV, Item 15.

We have determined that this unconsolidated portfolio company has met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X for which we are required, pursuant to Rule 3-09 of Regulation S-X, to attach separate financial statements as exhibits to the Form 10-K. In accordance with Rule 3-09(b)(1), the separate financial statements of Merx are being filed as an amendment to the Form 10-K, within 90 days after the end of Merx's fiscal year.

This Amendment also updates, amends and supplements Part IV, Item 15 of the Form 10-K to to include, among other items, the filing of new Exhibits 31.1, 31.2, 32.1 and 32.2, certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) and (b).

No other changes have been made to the Form 10-K other than that described above. This Amendment does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K. Among other things, forward-looking statements made in the Form 10-K have not been revised to reflect events that occurred or facts that became known to us after filing of the Form 10-K, and such forward-looking statements should be read in their historical context. Furthermore, this Amendment should be read in conjunction with the Form 10-K and with our filings with the SEC subsequent to the Form 10-K

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements.
Refer to Item 8 above.
(a)(2)	Financial Statement Schedules
None.
(a)(3)	Exhibits
	3.1(a)	Articles of Amendment(1)
	3.1(b)	Articles of Amendment and Restatement(2)
	3.2	Fourth Amended and Restated Bylaws(3)
	4.1	Form of Stock Certificate(4)
	4.2	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the registrant have been omitted but will be furnished to the Commission upon request.
	4.3	Form of Indenture for Debt Securities(5)
	4.4	Form T-1 Statement of Eligibility of U.S. Bank National Association, as Trustee, with respect to the Form of Indenture for debt securities(8)
	4.5	Indenture, dated as of October 9, 2012, between the Company and U.S. Bank National Association, as trustee(11)
	4.6	First Supplemental Indenture, dated as of October 9, 2012, relating to the 6.625% Senior Notes due 2042, between the Company and U.S. Bank National Association, as trustee(11)
	4.7	Form of 6.625% Senior Notes due 2042 (contained in the First Supplemental Indenture filed as Exhibit (4.6) hereto)(11)
	4.8	Second Supplemental Indenture, dated as of June 17, 2013, relating to the 6.875% Senior Notes due 2043, between the Company and U.S. Bank National Association, as trustee(12)
	4.9	Form of 6.875% Senior Notes due 2043 (contained in the Second Supplemental Indenture filed as Exhibit 4.8 hereto)(12)
	4.10	Fourth Supplemental Indenture, dated as of March 3, 2015, relating to the 5.250% Notes due 2025, between the Company and U.S. Bank National Association, as trustee(13)
	4.11	Form of 5.250% Notes due 2025 (contained in the Fourth Supplemental Indenture filed as Exhibit 4.10 hereto)(13)
	10.1	Amended and Restated Investment Advisory Management Agreement between Registrant and Apollo Investment Management, L.P.(6)
	10.2	Amended and Restated Administration Agreement between Registrant and Apollo Investment Administration, LLC(6)
	10.3	Dividend Reinvestment Plan(7)
	10.4	Custodian Agreement(2)
	10.5	Amended and Restated License Agreement between the Registrant and Apollo Management Holdings, L.P. dated as of May 14, 2012(10)
	10.6	Form of Transfer Agency and Service Agreement(2)
	10.8	Amended & Restated Senior Secured Revolving Credit Agreement, dated as of April 24, 2015(14)
	11.1	Statement regarding computation of per share earnings(3)
	14.1	Code of Conduct(9)
	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
	32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).*
	32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).*
	99.1	Financial Statements of Merx Aviation Finance LLC as of and for the year ended March 31, 2015 (audited)*
	99.2	Financial Statements of Merx Aviation Finance LLC as of and for the years ended March 31, 2014 and March 31, 2013 (unaudited)*

_________________________

*	Filed herewith.

(1)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on June 20, 2005.

(2)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 3 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 1, 2004.

(3)	Incorporated by reference from the Registrant’s Form 10-K (File No. 814-00646), filed on May 19, 2015.

(4)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on March 12, 2004.

(5)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 8, 2011.

(6)	Incorporated by reference from the Registrant’s Form 10-K, filed on May 26, 2010.

(7)	Incorporated by reference from the Registrant’s Form 10-K, filed on June 12, 2006.

(8)	Incorporated by reference to Exhibit (d)(3) to the Registrant’s pre-effective Registration Statement under the Securities Act of 1933, as amended (333-189817), on Form N-2, filed on July 5, 2013.

(9)	Incorporated by reference from the Registrant’s Form 10-K, filed on May 29, 2008.

(10)	Incorporated by reference from the Registrant’s Form 10-K, filed on May 22, 2012.

(11)	Incorporated by reference to Exhibits 4.1, 4.2, and 4.3, as applicable, to the Registrant’s Form 8-K (File No. 814-00646), filed on October 9, 2012.

(12)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Registrant's Form 8-K (File No. 814-00646), filed on June 17, 2013.

(13)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Registrant's Form 8-K (File No. 814-00646), filed on March 3, 2015.

(14)	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 814-00646), filed on April 30, 2015.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO INVESTMENT CORPORATION

By:	/s/ James C. Zelter
James C. Zelter Chief Executive Officer
June 29, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ James C. Zelter	Chief Executive Officer and President (principal executive officer)	June 29, 2015
James C. Zelter

/s/ Gregory W. Hunt	Chief Financial Officer and Treasurer (principal financial and accounting officer)	June 29, 2015
Gregory W. Hunt

/s/ John J. Hannan	Chairman of the Board, Director	June 29, 2015
John J. Hannan

/s/ R. Rudolph Reinfrank	Director	June 29, 2015
R. Rudolph Reinfrank

/s/ Bradley J. Wechsler	Director	June 29, 2015
Bradley J. Wechsler

/s/ Carl Spielvogel	Director	June 29, 2015
Carl Spielvogel

/s/ Elliot Stein, Jr.	Director	June 29, 2015
Elliot Stein, Jr.

/s/ Frank C. Puleo	Director	June 29, 2015
Frank C. Puleo

/s/ Jeanette Loeb	Director	June 29, 2015
Jeanette Loeb

5