Form 10-Q
period 2015-06-30
APOLLO INVESTMENT CORP
filed 2015-08-06
CIK 1278752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of August 6, 2015 was 236,741,351.

APOLLO INVESTMENT CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2015

PART I. FINANCIAL INFORMATION
In this Quarterly Report, “Apollo Investment”, the “Company”, “AIC”, “we”, “us” and “our” refer to Apollo Investment Corporation unless the context otherwise states.

Item 1. Financial Statements

APOLLO INVESTMENT CORPORATION
STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share amounts)

	June 30, 2015 (unaudited)	March 31, 2015
Assets
Non-controlled/non-affiliated investments, at fair value (cost — $2,489,490 and $2,514,328, respectively)	$2,336,435	$2,357,042
Non-controlled/affiliated investments, at fair value (cost — $338,429 and $297,948, respectively)	383,516	327,218
Controlled investments, at fair value (cost — $575,922 and $674,299, respectively)	593,963	665,567
Total investments (cost — $3,403,841 and $3,486,575, respectively)	3,313,914	3,349,827
Cash	9,958	3,766
Foreign currency (cost — $2,863 and $4,856, respectively)	2,950	4,651
Receivable for investments sold	51,912	114,884
Interest receivable	28,494	43,312
Dividends receivable	9,517	5,425
Deferred financing costs	33,465	29,743
Prepaid expenses and other assets	3,784	9,283
Total assets	$3,453,994	$3,560,891
Liabilities
Debt (see note 6 & 9)	$1,390,890	$1,498,759
Payable for investments purchased	44,357	10,736
Dividends payable	47,348	47,348
Management and performance-based incentive fees payable (see note 3)	37,379	37,361
Interest payable	20,476	15,851
Accrued administrative expenses	2,400	2,000
Other liabilities and accrued expenses	14,494	11,228
Total liabilities	$1,557,344	$1,623,283
Net Assets
Common stock, par value $.001 per share, 400,000,000 and 400,000,000 common shares authorized, respectively, 236,741,351 and 236,741,351 issued and outstanding, respectively	$237	$237
Paid-in capital in excess of par (see note 2)	3,197,715	3,197,715
Over-distributed net investment income (see note 2)	(31,951)	(35,589)
Accumulated net realized loss (see note 2)	(1,183,443)	(1,102,517)
Net unrealized loss	(85,908)	(122,238)
Total net assets	$1,896,650	$1,937,608
Total liabilities and net assets	$3,453,994	$3,560,891
Net asset value per share	$8.01	$8.18

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF OPERATIONS (unaudited) (in thousands, except per share amounts)

	Three Months Ended
	June 30, 2015	June 30, 2014
INVESTMENT INCOME:
From non-controlled/non-affiliated investments:
Interest	$73,573	$82,547
Dividends	877	841
Other income	3,318	2,256
From non-controlled/affiliated investments:
Interest	227	2,226
Dividends	9,166	3,946
Other income	157	43
From controlled investments:
Interest	10,554	8,850
Dividends	3,731	1,808
Other income	63	63
Total investment income	$101,666	$102,580
EXPENSES:
Management fees (see note 3)	$17,352	$18,111
Performance-based incentive fees (see note 3)	11,867	12,467
Interest and other debt expenses	22,436	18,902
Administrative services expense	1,434	1,433
Other general and administrative expenses	2,163	2,288
Total expenses	55,252	53,201
Management and performance-based incentive fees waived (see note 3)	$(4,515)	$(4,152)
Expense reimbursements (see note 3)	(57)	(20)
Net expenses	$50,680	$49,029
Net investment income	$50,986	$53,551
REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS AND FOREIGN CURRENCIES:
Net realized gain (loss):
Investments and cash equivalents
Non-controlled/non-affiliated investments	$(42,660)	$(11,716)
Non-controlled/affiliated investments	(67)	(107)
Controlled investments	(42,862)	—
Foreign currencies	4,663	(1,510)
Net realized loss	$(80,926)	$(13,333)
Net change in unrealized gain (loss):
Investments and cash equivalents
Non-controlled/non-affiliated investments	$4,232	$2,595
Non-controlled/affiliated investments	15,817	10,830
Controlled investments	26,773	11,380
Foreign currencies	(10,492)	(387)
Net change in unrealized gain	$36,330	$24,418
Net realized and unrealized gain (loss) from investments, cash equivalents and foreign currencies	(44,596)	11,085

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF OPERATIONS (unaudited) (continued) (in thousands, except per share amounts)

	Three Months Ended
	June 30, 2015	June 30, 2014
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$6,390	$64,636
EARNINGS PER SHARE — BASIC (see note 4)	$0.03	$0.27
EARNINGS PER SHARE — DILUTED (see note 4)	$0.03	$0.27

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except shares)

	Three months ended June 30, 2015 (unaudited)	Year ended March 31, 2015
Increase (decrease) in net assets from operations:
Net investment income	$50,986	$227,973
Net realized loss	(80,926)	(13,368)
Net change in unrealized gain (loss)	36,330	(139,183)
Net increase in net assets resulting from operations	6,390	75,422

Dividends and distributions to stockholders (see note 2):
Distribution of income	(47,348)	(165,626)
Return of capital	—	(23,767)
Total dividends and distributions to stockholders	(47,348)	(189,393)

Capital share transactions:
Net proceeds from shares sold	—	—
Less offering costs	—	(32)
Net increase (decrease) in net assets from capital share transactions	—	(32)

Total decrease net assets:	(40,958)	(114,003)
Net assets at beginning of period	1,937,608	2,051,611
Net assets at end of period	$1,896,650	$1,937,608

Capital share activity
Shares sold	—	—

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Three months ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$6,390	$64,636
Adjustments to reconcile net increase (decrease):
PIK interest and dividends (see note 5)	(15,596)	(11,545)
Net amortization on investments	(885)	(2,688)
Accretion of discount on notes	148	—
Amortization of deferred financing costs	1,987	1,746
Increase (decrease) from foreign currency transactions	5,394	(1,831)
Net change in unrealized gain on investments, cash equivalents and foreign currencies	(36,330)	(24,418)
Net realized loss on investments, cash equivalents, and foreign currencies	80,926	13,333
Changes in operating assets and liabilities:
Purchase of investments and cash equivalents	(477,557)	(698,509)
Proceeds from disposition of investments and cash equivalents	587,776	496,797
Decrease in interest receivable	14,818	7,277
Increase in dividends receivable	(4,092)	(1,423)
Increase in deferred financing cost	(355)	—
Decrease (increase) in prepaid expenses and other assets	5,499	(1,023)
Increase in management and performance-based incentive fees payable	18	2,254
Increase in interest payable	4,625	400
Increase in accrued administrative expenses	400	832
Increase (decrease) in other liabilities and accrued expenses	3,266	(110)
Net cash (used in) provided by operating activities	$176,432	$(154,272)
CASH FLOWS FROM FINANCING ACTIVITIES:
Offering costs for the issuance of common stock	$—	$(26)
Dividends paid in cash	(47,348)	(47,348)
Proceeds from debt	539,821	956,000
Payments on debt	(659,353)	(757,356)
Deferred financing costs paid	(5,353)	(155)
Net cash provided by financing activities	$(172,233)	$151,115
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$4,199	$(3,157)
Effect of exchange rates on cash balances	292	(16)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$8,417	$14,736
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,908	$11,563
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash interest paid during the period	$14,764	$16,302
PIK income (see note 5)	$8,077	$6,827
Non-cash re-organizations/restructuring of investments	$128,267	$16,141

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (unaudited) June 30, 2015 (in thousands)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—123.2%(10)	Interest Rate	Maturity Date	Industry (9)	Par Amount(12)	Cost	Fair Value (1)
CORPORATE DEBT—109.8%
SECURED DEBT—92.7%
1st Lien Secured Debt—43.5%
Alion Science & Technology Corporation	11.000% (L+1000, 1.00% Floor)	8/16/19	Aerospace & Defense	$31,922	$31,004	$30,864
Archroma (17)	9.500% (L+825, 1.25% Floor)	10/1/18	Chemicals, Plastics & Rubber	40,026	39,716	40,126
Aventine Renewable Energy Holdings, Inc.	15.000% PIK or 10.500% Cash	9/22/17	Chemicals, Plastics & Rubber	16,339	18,412	16,005
Aveta, Inc.	9.750% (L+825, 1.50% Floor)	12/12/17	Healthcare & Pharmaceuticals	51,315	50,461	40,966
Caza Petroleum Inc.	12.000% (L+1000, 2.00% Floor)	5/23/17	Energy – Oil & Gas	45,000	44,095	42,660
ChyronHego Corporation (18)	6.625% (L+563, 1.00% Floor)	3/9/20	High Tech Industries	24,844	24,372	24,347
CITGO Holding, Inc. (16)	9.500% (L+850, 1.00% Floor)	5/12/18	Utilities – Oil and Gas	19,387	18,336	19,514
CITGO Holding, Inc. (11)(16)	10.750%	2/15/20	Utilities – Oil and Gas	10,177	9,704	10,482
Deep Gulf Energy II, LLC	14.500% (14.500% or L+1300, 1.50% Floor)	9/30/18	Energy – Oil & Gas	65,000	65,000	63,700
Delta Educational Systems, Inc.	16.000% PIK	12/11/16	Education	6,008	6,008	6,008
Dodge Data & Analytics LLC	9.750% (L+875, 1.00% Floor)	10/31/19	Business Services	54,020	53,057	52,534
Emergency Communications Network, LLC	8.250% (L+825, 1.00% Floor)	6/12/21	High Tech Industries	22,500	22,165	22,163
Great Bear Petroleum Operating, LLC	12.000%	10/1/17	Energy – Oil & Gas	1,869	1,869	1,869
Hunt Companies, Inc. (11)	9.625%	3/1/21	Diversified Investment Vehicles, Banking, Finance, Real Estate	19,008	18,816	19,115
Magnetation, LLC (16)	12.000%	12/7/15	Metals & Mining	6,309	6,309	6,106
Magnetation, LLC (11)(13)(14)(16)	11.000%	5/15/18	Metals & Mining	38,454	39,777	13,475
Maxus Capital Carbon SPE I, LLC (Skyonic Corp.)	13.000%	9/18/19	Chemicals, Plastics & Rubber	69,986	69,986	69,986
My Alarm Center, LLC (16)	9.000% (Term Loan A, L+800, 1.00% Floor)	1/9/18	Business Services	42,614	42,614	42,614
My Alarm Center, LLC (16)	9.000% (Term Loan B, L+800 Funded, 0.350% Unfunded, 1.00% Floor)	1/9/18	Business Services	12,240	12,240	12,240
My Alarm Center, LLC (16)	9.000% (Term Loan C, L+800 Funded, 0.350% Unfunded, 1.00% Floor)	1/9/18	Business Services	1,392	1,392	1,392
Osage Exploration & Development, Inc. (11)(17)	13.000% (L+1100, 2.00% Floor)	4/27/16	Energy – Oil & Gas	25,000	24,797	22,205

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (unaudited) (continued) June 30, 2015 (in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—123.2%(10)	Interest Rate	Maturity Date	Industry (9)	Par Amount(12)		Cost	Fair Value (1)
Pelican Energy, LLC (17)	10.000% (7.000% Cash / 3.000% PIK)	12/31/18	Energy – Oil & Gas		$27,884	$26,993	$26,211
Saba Software, Inc. (18)	9.750% (L+875, 1.00% Floor)	3/30/21	High Tech Industries	10,000		10,000	9,850
SCM Insurance Services, Inc. (17)	9.250%	8/22/19	Business Services	C$	33,000	29,592	26,301
Spotted Hawk Development, LLC	19.000% (13.000% Cash / 6.000% PIK)	9/12/16	Energy – Oil & Gas		$81,851	81,851	80,132
Telestream Holdings Corporation (18)	7.430% (L+643, 1.00% Floor)	1/15/20	High Tech Industries	32,297		32,297	31,570
UniTek Global Services Inc. (16)	8.500% (L+750, 1.00% Floor)	1/13/19	Telecommunications	32,367		32,367	30,748
UniTek Global Services Inc. (16)	9.500% (L+750, 1.000% PIK, 1.00% Floor)	1/13/19	Telecommunications	19,452		19,452	19,452
Venoco, Inc.	12.000%	2/15/19	Energy – Oil & Gas	40,517		40,517	41,530
Total 1st Lien Secured Debt excluding Revolvers and Letters of Credit						$873,199	$824,165

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (unaudited) (continued) June 30, 2015 (in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—123.2%(10)	Interest Rate	Maturity Date	Industry (9)	Par Amount(12)	Cost	Fair Value (1)

Funded and Unfunded Revolver Obligations—1.2%
Avaya, Inc., (Revolver)	2.933% (L+275, 0.19% Floor) Funded	10/26/16	Telecommunications	$3,303	$3,060	$3,171
BMC Software, Inc., (Unfunded Revolver) (8)	0.500% Unfunded	9/10/18	High Tech Industries	20,760	(1,719)	(1,868)
CIT Group, Inc., (Unfunded Revolver) (8)(17)	0.625% Unfunded	1/27/17	Diversified Investment Vehicles, Banking, Finance, Real Estate	25,000	(34)	(880)
Confie Seguros Holding II Co., (Revolver) (16)	4.672% (L+450, 0.17% Floor) / 6.750% (P+350, 3.25% Floor) Funded	12/10/18	Insurance	1,250	1,250	1,113
Confie Seguros Holding II Co., (Unfunded Revolver) (8)(16)	0.500% Unfunded	12/10/18	Insurance	2,172	(317)	(239)
Laureate Education, Inc., (Revolver) (16)(17)	5.000% (L+375, 1.25% Floor & L+275, 3.25% Floor) Funded	6/16/16	Education	21,833	21,833	20,851
Laureate Education, Inc., (Unfunded Revolver) (8)(16)(17)	0.625% Unfunded	6/16/16	Education	6,945	(1,646)	(313)
My Alarm Center, LLC, (Revolver) (16)	L+800, 1.000% Floor	1/9/18	Business Services	708	708	708
My Alarm Center, LLC, (Unfunded Revolver) (16)	0.350% Unfunded	1/9/18	Business Services	5,542	—	—
Tibco Software Inc., (Unfunded Revolver) (8)	0.500% Unfunded	12/5/19	High Tech Industries	6,000	(53)	(450)
Transfirst Holdings, Inc., (Unfunded Revolver) (8)(16)	0.500% Unfunded	11/12/19	Diversified Investment Vehicles, Banking, Finance, Real Estate	2,943	(13)	(88)
UniTek Global Services Inc., (Unfunded Revolver) (16)	0.500% Unfunded	1/13/19	Telecommunications	5,000	—	—
Total Funded and Unfunded Revolver Obligations					$23,069	$22,005

Letters of Credit— (0.0)%
Confie Seguros Holding II Co., Letter of Credit (8)(16)	4.500%	10/27/15	Insurance	$1,078	$—	$(119)
Laureate Education, Inc., Letter of Credit (8)(16)(17)	3.750%	6/16/16	Education	101	—	(4)
Transfirst Holdings, Inc., Letter of Credit (8)(16)	3.750%	11/12/19	Diversified Investment Vehicles, Banking, Finance, Real Estate	57	—	(2)
UniTek Global Services Inc., Letter of Credit (16)	7.500%	1/13/19	Telecommunications	15,711	—	—
UniTek Global Services Inc., Letter of Credit (16)	7.500%	1/13/19	Telecommunications	1,850	—	—
Total Letters of Credit					$—	$(125)

Total 1st Lien Secured Debt					$896,268	$846,045

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (unaudited) (continued) June 30, 2015 (in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—123.2%(10)	Interest Rate	Maturity Date	Industry (9)	Par Amount(12)		Cost	Fair Value (1)

2nd Lien Secured Debt—48.1%
Access CIG, LLC	9.750% (L+875, 1.00% Floor)	10/17/22	Business Services		$35,755	$34,055	$34,861
Active Network, Inc.	9.500% (L+850, 1.00% Floor)	11/15/21	Business Services		19,672	19,588	18,861
American Energy - Woodford LLC/AEW Finance Corp (11)	12.000%	12/30/20	Energy – Oil & Gas		3,500	2,382	2,485
Appriss Holdings, Inc.	9.250% (L+825, 1.00% Floor)	5/21/21	Business Services		25,000	24,652	25,000
Armor Holdings, Inc. (American Stock Transfer and Trust Company)	10.250% (L+900, 1.25% Floor)	12/26/20	Diversified Investment Vehicles, Banking, Finance, Real Estate		8,000	7,872	8,040
Asurion Corporation	8.500% (L+750, 1.00% Floor)	3/3/21	Insurance		43,973	44,006	44,811
Confie Seguros Holding II Co.	10.250% (L+900, 1.25% Floor)	5/8/19	Insurance		33,844	33,665	33,823
Delta Educational Systems, Inc.	35.000% PIK	6/10/18	Education		1,000	1,000	1,488
Deltek, Inc.	9.500% (L+850, 1.00% Floor)	6/23/23	Business Services		33,736	33,400	33,989
Elements Behavioral Health, Inc.	9.750% (L+875, 1.00% Floor)	2/11/20	Healthcare & Pharmaceuticals		9,500	9,423	9,438
Extraction Oil & Gas Holdings, LLC	11.000% & 10.000%	5/29/19	Energy – Oil & Gas		52,633	51,965	52,264
Garden Fresh Restaurant Corp. (16)	7.750% (L+625 PIK, 1.50% Floor)	1/1/19	Hotel, Gaming, Leisure, Restaurants		8,420	6,780	6,063
Garden Fresh Restaurant Corp. (16)	15.000% (L+1350 PIK, 1.50% Floor)	1/1/19	Hotel, Gaming, Leisure, Restaurants		41,466	39,701	36,905
GCA Services Group, Inc.	9.250% (L+800, 1.25% Floor)	11/1/20	Business Services		19,333	19,469	19,381
Grocery Outlet, Inc.	9.250% (L+825, 1.00% Floor)	10/21/22	Food & Grocery		28,000	27,604	27,930
GTCR Valor Companies, Inc.	9.500% (L+850, 1.00% Floor)	11/30/21	Business Services		35,000	34,675	34,037
Infiltrator Systems Integrated, LLC	9.750% (L+875, 1.00% Floor)	5/19/23	Manufacturing, Capital Equipment		13,889	13,613	13,854
Institutional Shareholder Services, Inc.	8.500% (L+750, 1.00% Floor)	4/30/22	Business Services		6,640	6,580	6,507
Kronos, Inc.	9.750% (L+850, 1.25% Floor)	4/30/20	Business Services		13,525	13,468	13,982
Miller Energy Resources, Inc. (17)	14.750% (L+975 Cash / 2.000% PIK, 3.00% Floor)	2/3/18	Energy – Oil & Gas		88,568	88,568	75,150
MSC Software Corp. (17)	8.500% (L+750, 1.00% Floor)	5/31/21	High Tech Industries		13,448	13,329	13,213
Novolex Holdings, Inc.	9.750% (L+875, 1.00% Floor)	6/5/22	Containers, Packaging & Glass		42,045	41,039	42,676
Pabst Brewing Company	9.250% (L+825, 1.00% Floor)	11/14/22	Consumer Goods – Durable		27,000	26,679	26,933
Premier Trailer Leasing, Inc.	10.000% (L+900, 1.00% Floor)	9/24/20	Transportation – Cargo, Distribution		52,000	51,063	53,040
River Cree Enterprises LP (11)(17)	11.000%	1/20/21	Hotel, Gaming, Leisure, Restaurants	C$	23,000	21,683	19,091

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (unaudited) (continued) June 30, 2015 (in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—123.2%(10)	Interest Rate	Maturity Date	Industry (9)	Par Amount(12)	Cost	Fair Value (1)
2nd Lien Secured Debt—48.1% (continued)
SiTV, Inc. (11)	10.375%	7/1/19	Broadcasting & Subscription	$2,219	$2,219	$1,844
SMG	9.250% (L+825, 1.00% Floor)	2/27/21	Hotel, Gaming, Leisure, Restaurants	19,900	19,900	20,000
Sprint Industrial Holdings, LLC	11.250% (L+1000, 1.25% Floor)	11/14/19	Containers, Packaging & Glass	16,163	15,395	12,849
SquareTwo Financial Corp. (Collect America, Ltd.) (17)	11.625%	4/1/17	Diversified Investment Vehicles, Banking, Finance, Real Estate	65,152	64,415	48,131
STG-Fairway Acquisitions, Inc.	9.250% (L+825, 1.00% Floor)	6/26/23	Business Services	15,000	14,625	14,625
TASC, Inc.	12.000%	5/21/21	Aerospace & Defense	21,815	21,050	22,742
TMK Hawk Parent, Corp.	8.500% (L+750, 1.00% Floor)	10/1/22	Transportation – Cargo, Distribution	34,000	33,683	34,340
Transfirst Holdings, Inc.	9.000% (L+800, 1.00% Floor)	11/11/22	Diversified Investment Vehicles, Banking, Finance, Real Estate	21,840	21,747	21,936
Velocity Technology Solutions, Inc.	9.000% (L+775, 1.25% Floor)	9/28/20	Business Services	16,500	16,219	16,005
Venoco, Inc.	8.875% (12.000% PIK Toggle)	2/15/19	Energy – Oil & Gas	34,810	44,256	29,588
Vertafore, Inc.	9.750% (L+825, 1.50% Floor)	10/27/17	Business Services	36,436	36,307	36,937
Total 2nd Lien Secured Debt					$956,075	$912,819
TOTAL SECURED DEBT					$1,852,343	$1,758,864

UNSECURED DEBT—17.0%
Aerojet Rocketdyne Holdings, Inc. (formerly GenCorp, Inc.) (17)	9.500% (L+850, 1.00% Floor)	4/18/22	Aerospace & Defense	$19,000	$19,000	$19,000
American Tire Distributors, Inc. (11)	10.250%	3/1/22	Transportation – Cargo, Distribution	24,281	24,281	26,056
Artsonig Pty Ltd (11)(17)	11.500% (12.000% PIK Toggle)	4/1/19	Transportation – Cargo, Distribution	22,500	22,260	9,167
Canacol Energy Ltd. (17)	9.500% (L+850, 1.00% Floor)	12/31/19	Energy – Oil & Gas	75,000	73,175	72,263
Delta Educational Systems, Inc.	16.000% PIK	5/12/17	Education	25,115	24,897	19,590
Denver Parent Corp. (Venoco) (13)(14)(16)	12.250% (13.000% PIK Toggle)	8/15/18	Energy – Oil & Gas	9,572	9,411	933
My Alarm Center, LLC	16.250% (13.000% Cash / 3.250% PIK)	7/9/18	Business Services	4,319	4,319	4,319
Radio One, Inc. (11)	9.250%	2/15/20	Broadcasting & Subscription	15,804	15,713	14,559
Sorenson Holdings, LLC (11)	13.000% PIK	10/31/21	Consumer Goods – Durable	68	45	70
Tibco Software Inc. (11)	11.375%	12/1/21	High Tech Industries	11,389	11,077	11,318
U.S. Security Associates Holdings, Inc.	11.000%	7/28/18	Business Services	135,000	135,000	137,700

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (unaudited) (continued) June 30, 2015 (in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—123.2%(10)	Interest Rate	Maturity Date	Industry (9)	Par Amount(12)	Cost	Fair Value (1)
UNSECURED DEBT—17.0% (continued)
UniTek Global Services Inc.	15.000%	7/13/19	Telecommunications	$6,814	$6,814	$6,814
Venoco, Inc. (16)	8.875%	2/15/19	Energy – Oil & Gas	3,708	3,664	1,233
TOTAL UNSECURED DEBT					$349,656	$323,022
TOTAL CORPORATE DEBT					$2,201,999	$2,081,886

STRUCTURED PRODUCTS AND OTHER—10.4%
Asset Repackaging Trust Six B.V. (11)(17)(19)	N/A	5/18/27	Utilities – Electric	$58,411	$25,065	$32,680
Craft 2013-1, Credit-Linked Note (11)(16)(17)	9.503% (L+925)	4/17/22	Diversified Investment Vehicles, Banking, Finance, Real Estate	25,000	25,079	24,435
Craft 2013-1, Credit-Linked Note (16)(17)	9.503% (L+925)	4/17/22	Diversified Investment Vehicles, Banking, Finance, Real Estate	7,625	7,742	7,456
Craft 2014-1A, Credit-Linked Note (11)(17)	9.908% (L+965)	5/15/21	Diversified Investment Vehicles, Banking, Finance, Real Estate	42,500	42,443	41,971
Craft 2015-2, Credit-Linked Note (11)(17)	9.589% (L+925)	7/16/24	Diversified Investment Vehicles, Banking, Finance, Real Estate	26,000	26,000	25,864
Dark Castle Holdings, LLC	N/A	N/A	Media – Diversified & Production	24,395	1,189	2,425
JP Morgan Chase & Co., Credit-Linked Note (17)	12.520% (L+1225)	12/20/21	Diversified Investment Vehicles, Banking, Finance, Real Estate	43,250	41,868	42,861
NXT Capital CLO 2014-1, LLC, Class E Notes (11)(17)	5.757% (L+550)	4/23/26	Diversified Investment Vehicles, Banking, Finance, Real Estate	5,000	4,675	4,388
Renaissance Umiat, LLC, ACES Tax Receivable (15)(17)	N/A	N/A	Energy – Oil & Gas	—	14,842	14,862
TOTAL STRUCTURED PRODUCTS AND OTHER					$188,903	$196,942

PREFERRED EQUITY—1.5%				Shares
CA Holding, Inc. (Collect America, Ltd.), Series A Preferred Stock (13)(17)	N/A	N/A	Diversified Investment Vehicles, Banking, Finance, Real Estate	32,961	$788	$—
Crowley Holdings, Series A Preferred Stock (11)	12.000% (10.000% Cash/2.000% PIK)	N/A	Transportation – Cargo, Distribution	22,500	23,194	23,681
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Preferred Stock (Convertible) (13)(14)	12.500% PIK	N/A	Education	332,500	6,863	—
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Preferred Stock (13)(14)	13.500% PIK	5/12/18	Education	12,360	27,686	163
Varietal Distribution Holdings, LLC, Class A Preferred Unit	8.000% PIK	N/A	Transportation – Cargo, Distribution	3,097	4,746	4,883
TOTAL PREFERRED EQUITY					$63,277	$28,727

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (unaudited) (continued) June 30, 2015 (in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—123.2%(10)	Interest Rate	Maturity Date	Industry (9)	Par Amount(12)	Cost	Fair Value (1)
EQUITY—1.5%
Common Equity/Interests—1.2%				Shares
ATD Corporation (Accelerate Parent Corp), Common Stock	N/A	N/A	Transportation – Cargo, Distribution	1,664,046	$1,714	$2,660
CA Holding, Inc. (Collect America, Ltd.), Series A Common Stock (13)(17)	N/A	N/A	Diversified Investment Vehicles, Banking, Finance, Real Estate	25,000	2,500	—
CA Holding, Inc. (Collect America, Ltd.), Series AA Common Stock (13)(17)	N/A	N/A	Diversified Investment Vehicles, Banking, Finance, Real Estate	4,294	429	—
Caza Petroleum Inc., Net Profits Interest (13)	N/A	N/A	Energy – Oil & Gas	—	1,202	1,959
Caza Petroleum Inc., Overriding Royalty Interest	N/A	N/A	Energy – Oil & Gas	—	339	176
Clothesline Holdings, Inc. (Angelica Corporation), Common Stock (13)	N/A	N/A	Healthcare & Pharmaceuticals	6,000	6,000	1,449
Explorer Coinvest, LLC (Booz Allen), Common Stock (17)	N/A	N/A	Business Services	192	1,468	4,502
Garden Fresh Restaurant Holdings, LLC., Common Stock (13)	N/A	N/A	Hotel, Gaming, Leisure, Restaurants	50,000	5,000	—
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Common Stock (13)	N/A	N/A	Education	17,500	175	—
JV Note Holdco, LLC (DSI Renal, Inc.), Common Equity / Interest (13)	N/A	N/A	Healthcare & Pharmaceuticals	9,303	85	—
Pelican Energy, LLC, Net Profits Interest (13)(17)	N/A	N/A	Energy – Oil & Gas	—	1,100	186
Skyline Data, News and Analytics LLC, Class A Common Unit (13)	N/A	N/A	Business Services	4,500	4,500	4,500
Sorenson Holdings, LLC, Membership Interests (13)	N/A	N/A	Consumer Goods – Durable	587	—	112
Univar, Inc., Common Stock (13)	N/A	N/A	Wholesale	290,015	5,755	7,549
Varietal Distribution Holdings, LLC, Class A Common Unit (13)	N/A	N/A	Transportation – Cargo, Distribution	28,028	28	214
Total Common Equity/Interests					$30,295	$23,307

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (unaudited) (continued) June 30, 2015 (in thousands, except warrants)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—123.2%(10)	Interest Rate	Maturity Date	Industry (9)	Warrants	Cost	Fair Value (1)
Warrants—0.3%
CA Holding, Inc. (Collect America, Ltd.), Common Stock Warrants (13)(17)	N/A	N/A	Diversified Investment Vehicles, Banking, Finance, Real Estate	12,255	$8	$—
Energy & Exploration Partners, Inc., Common Stock Warrants (13)	N/A	N/A	Energy – Oil & Gas	60,778	2,374	58
Fidji Luxco (BC) S.C.A., Common Stock Warrants (2)(13)(17)	N/A	N/A	High Tech Industries	18,113	182	4,098
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Class A-1 Preferred Stock Warrants (13)	N/A	N/A	Education	45,947	459	—
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Class B-1 Preferred Stock Warrants (13)	N/A	N/A	Education	104,314	1,043	—
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Common Stock Warrants (13)	N/A	N/A	Education	9,820	98	—
Osage Exploration & Development, Inc., Common Stock Warrants (13)(17)	N/A	N/A	Energy – Oil & Gas	1,496,843	—	129
Spotted Hawk Development, LLC, Common Stock Warrants (13)	N/A	N/A	Energy – Oil & Gas	54,545	852	1,288
Total Warrants					$5,016	$5,573
TOTAL EQUITY					$35,311	$28,880
Total Investments in Non-Controlled/ Non-Affiliated Investments					$2,489,490	$2,336,435

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (unaudited) (continued) June 30, 2015 (in thousands, except shares and warrants)

INVESTMENTS IN NON-CONTROLLED/AFFILIATED INVESTMENTS—20.2%(4)(10)	Interest Rate	Maturity Date	Industry (9)	Par Amount(12)	Cost	Fair Value (1)
CORPORATE DEBT—0.2%
SECURED DEBT—0.2%
1st Lien Secured Debt—0.2%
Renewable Funding Group, Inc. (13)(16)	0.000%	9/30/15	Diversified Investment Vehicles, Banking, Finance, Real Estate	$1,000	$1,000	$1,000
Renewable Funding Group, Inc. (16)	8.000%	5/19/16	Diversified Investment Vehicles, Banking, Finance, Real Estate	2,015	2,015	2,015
Total 1st Lien Secured Debt					$3,015	$3,015
TOTAL SECURED DEBT					$3,015	$3,015
TOTAL CORPORATE DEBT					$3,015	$3,015

STRUCTURED PRODUCTS AND OTHER—11.4%
Golden Bear Warehouse LLC, Equity (3)(17)	N/A	N/A	Diversified Investment Vehicles, Banking, Finance, Real Estate	$11,318	$11,318	$16,524
Golden Hill CLO I, LLC, Equity (3)(17)	N/A	N/A	Diversified Investment Vehicles, Banking, Finance, Real Estate	70,944	71,478	73,091
Highbridge Loan Management 3-2014, Ltd, Subordinated Notes (3)(11)(17)	N/A	1/18/25	Diversified Investment Vehicles, Banking, Finance, Real Estate	8,163	6,274	6,244
Ivy Hill Middle Market Credit Fund IX, Ltd, Subordinated Notes (3)(11)(17)	N/A	10/18/25	Diversified Investment Vehicles, Banking, Finance, Real Estate	12,500	11,031	10,518
Ivy Hill Middle Market Credit Fund X, Ltd, Subordinated Notes (3)(11)(17)	N/A	7/18/27	Diversified Investment Vehicles, Banking, Finance, Real Estate	14,000	12,457	12,457
Jamestown CLO I LTD, Subordinated Notes (3)(11)(17)	N/A	11/5/24	Diversified Investment Vehicles, Banking, Finance, Real Estate	4,325	3,363	3,633
MCF CLO I, LLC, Membership Interests (3)(4)(11)(17)	N/A	4/20/23	Diversified Investment Vehicles, Banking, Finance, Real Estate	38,918	34,599	37,851
MCF CLO III, LLC, Class E Notes (3)(11)(17)	4.707% (L+445)	1/20/24	Diversified Investment Vehicles, Banking, Finance, Real Estate	12,750	11,484	10,870
MCF CLO III, LLC, Membership Interests (3)(11)(17)	N/A	1/20/24	Diversified Investment Vehicles, Banking, Finance, Real Estate	41,900	36,204	37,731
Slater Mill Loan Fund LP, LP Certificates (3)(17)	N/A	N/A	Diversified Investment Vehicles, Banking, Finance, Real Estate	8,375	5,651	6,703
TOTAL STRUCTURED PRODUCTS AND OTHER					$203,859	$215,622

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (unaudited) (continued) June 30, 2015 (in thousands, except shares and warrants)

INVESTMENTS IN NON-CONTROLLED/AFFILIATED INVESTMENTS—20.2%(4)(10)	Interest Rate	Maturity Date	Industry (9)	Shares	Cost	Fair Value (1)
PREFERRED EQUITY—5.2%
AMP Solar (UK) Limited, Class A Preference Shares (2)(17)	8.500%	10/31/49	Energy - Electricity	56,989,952	$87,167	$90,106
Renewable Funding Group, Inc., Series B Preferred Stock (13)	N/A	N/A	Diversified Investment Vehicles, Banking, Finance, Real Estate	1,505,868	7,343	9,469
Total Preferred Equity					$94,510	$99,575

Common Equity/Interests—3.4%
AMP Solar Group, Inc., Class A Common Unit (3)(13)(17)	N/A	N/A	Energy - Electricity	140,688	$6,000	$6,000
Generation Brands Holdings, Inc., Basic Common Stock (3)(13)	N/A	N/A	Consumer Goods – Durable	9,007	—	8,224
Generation Brands Holdings, Inc., Series 2L Common Stock (3)(13)	N/A	N/A	Consumer Goods – Durable	36,700	11,242	33,509
Generation Brands Holdings, Inc., Series H Common Stock (3)(13)	N/A	N/A	Consumer Goods – Durable	7,500	2,298	6,848
LVI Group Investments, LLC, Common Units (3)(13)	N/A	N/A	Environmental Industries	212,460	17,505	10,723
Total Common Equity/Interests					$37,045	$65,304

TOTAL EQUITY					$37,045	$65,304
Total Investments in Non-Controlled/Affiliated Investments					$338,429	$383,516

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (unaudited) (continued) June 30, 2015 (in thousands, except shares)

INVESTMENTS IN CONTROLLED INVESTMENTS—31.3%(5)(10)	Interest Rate	Maturity Date	Industry (9)	Par Amount(12)	Cost	Fair Value (1)
CORPORATE DEBT—18.6%
SECURED DEBT—18.6%
1st Lien Secured Debt—18.6%
Merx Aviation Finance Holdings II, LLC, (Revolver) (5)(16)	12.000% Funded	10/31/18	Aviation and Consumer Transport	$352,084	$352,084	$352,084
Total 1st Lien Secured Debt					$352,084	$352,084

Unfunded Revolver Obligation—0.0%
Merx Aviation Finance Holdings II, LLC, (Unfunded Revolver) (5)(13)(16)	0.000% Unfunded	10/31/18	Aviation and Consumer Transport	$47,916	$—	$—
Total Unfunded Revolver Obligation					$—	$—

Letters of Credit—0.0%
Merx Aviation Finance Assets Ireland Limited, Letter of Credit (5)(16)	2.250%	9/30/15	Aviation and Consumer Transport	$1,800	$—	$—
Merx Aviation Finance Assets Ireland Limited, Letter of Credit (5)(16)	2.250%	9/30/15	Aviation and Consumer Transport	1,800	—	—
Total Letters of Credit					$—	$—
TOTAL SECURED DEBT					$352,084	$352,084
TOTAL CORPORATE DEBT					$352,084	$352,084

EQUITY—12.7%
Common Equity/Interests—12.7%
Dynamic Product Tankers (Prime), LLC, Class A Units (5)(13)(17)	N/A	N/A	Transportation – Cargo, Distribution	—	$38,756	$38,755
Merx Aviation Finance, LLC, Membership Interests (5)(13)	N/A	N/A	Aviation and Consumer Transport	—	152,082	170,124
MSEA Tankers LLC, Class A Units (5)(17)	N/A	N/A	Transportation – Cargo, Distribution	—	33,000	33,000
Total Common Equity/Interests					$223,838	$241,879
TOTAL EQUITY					$223,838	$241,879
Total Investments in Controlled Investments					$575,922	$593,963
Total Investments—174.7% (6)(7)					$3,403,841	$3,313,914
Liabilities in Excess of Other Assets—(74.7)%						$(1,417,264)
Net Assets—100.0%						$1,896,650

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (unaudited) (continued)
June 30, 2015
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

(4)
Denotes investments in which we are an “Affiliated Person”, as defined in the 1940 Act, due to holding the power to vote or owning 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of March 31, 2015 and June 30, 2015 along with transactions during the three months ended June 30, 2015 in these Affiliated investments are as follows:

Name of Issue	Fair Value at March 31, 2015	Gross Additions (Cost) ●	Gross Reductions (Cost) ■	Change in Unrealized Gain (Loss)	Fair Value at June 30, 2015	Net Realized Gain (Loss)	Interest/Dividend/ Other Income
AMP Solar Group, Inc., Class A Common Unit	$3,500	$2,500	$—	$—	$6,000	$—	$2,230
AMP Solar (UK) Limited, Class A Preference Shares	65,171	20,812	—	4,123	90,106	—	—
Generation Brands Holdings, Inc. (Quality Homes), Basic Common Stock	6,699	—	—	1,525	8,224	—	—
Generation Brands Holdings, Inc. (Quality Homes), Series 2L Common Stock	27,294	—	—	6,215	33,509	—	—
Generation Brands Holdings, Inc. (Quality Homes), Series H Common Stock	5,578	—	—	1,270	6,848	—	—
Golden Bear Warehouse LLC, Equity	6,833	7,085	—	2,606	16,524	—	—
Golden Hill CLO I, LLC, Equity	73,587	—	—	(496)	73,091	—	2,432
Highbridge Loan Management 3-2014, Ltd., Class E Notes, L+600, 1/18/25	2,121	3	(2,280)	156	—	(67)	34
Highbridge Loan Management 3-2014, Ltd., Subordinated Notes, 1/18/25	6,722	—	(264)	(214)	6,244	—	214
Ivy Hill Middle Market Credit Fund IX, Ltd., Subordinated Notes, 10/18/25	11,375	—	(344)	(513)	10,518	—	470
Ivy Hill Middle Market Credit Fund X, Ltd., Subordinated Notes, 7/18/27	—	12,457	—	—	12,457	—	—
Jamestown CLO I LTD, Subordinated Notes, 11/5/24	3,698	—	(70)	5	3,633	—	132
LVI Group Investments, LLC, Common Units	8,669	—	—	2,054	10,723	—	131
MCF CLO I, LLC, Membership Interests, 4/20/23	38,490	—	(489)	(150)	37,851	—	1,769
MCF CLO III, LLC, Class E Notes L+445, 1/2024	11,220	29	—	(379)	10,870	—	180
MCF CLO III, LLC, Membership Interests, 1/20/24	38,984	—	(752)	(501)	37,731	—	1,615
Renewable Funding Group, Inc., 0.000%, 9/30/15	1,000	—	—	—	1,000	—	—
Renewable Funding Group, Inc., 8.000%, 5/19/16	—	2,015	—	—	2,015	—	13
Renewable Funding Group, Inc., Series B Preferred Stock	9,309	—	(118)	278	9,469	—	—
Slater Mill Loan Fund LP, LP Certificates	6,968	—	(103)	(162)	6,703	—	330
	$327,218	$44,901	$(4,420)	$15,817	$383,516	$(67)	$9,550
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
As of June 30, 2015, the Company has a 28%, 26%, 32%, 32%, 100%, 100%, 97%, 98%, and 26% equity ownership interest in Generation Brands Holdings, Inc. (Quality Homes), Highbridge Loan Management, Ltd., Ivy Hill Middle Market Credit Fund IX, Ltd., Ivy Hill Middle Market Credit Fund X, Ltd., Golden Hill CLO I, LLC, Golden Bear Warehouse, LLC, MCF CLO I, LLC, MCF CLO III, LLC, and Slater Mill Loan Fund LP, respectively. Investments that the Company owns greater than 25% of the equity and are shown in “Non-Controlled/Affiliated” have governing documents that preclude the Company from controlling management of the entity and therefore the Company disclaims that the entity is a controlled affiliate.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (unaudited) (continued)
June 30, 2015
(in thousands)

(5)
Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Fair value as of March 31, 2015 and June 30, 2015 along with transactions during the three months ended June 30, 2015 in these Controlled investments are as follows:

Name of Issue	Fair Value at March 31, 2015	Gross Additions (Cost) ●	Gross Reductions (Cost) ■	Change in Unrealized Gain (Loss)	Fair Value at June 30, 2015	Net Realized Gain (Loss)	Interest/Dividend/ Other Income
Dynamic Product Tankers (Prime), LLC, Class A Units	$—	$38,800	$(45)	$—	38,755	$—	$—
Merx Aviation Finance, LLC, (Revolver), 12.000% Funded	352,084	—	—	—	352,084	—	10,534
Merx Aviation Finance, LLC, (Unfunded Revolver), 0.000% Unfunded	—	—	—	—	—	—	—
Merx Aviation Finance Assets Ireland Limited, Letters of Credit, 2.25%, 9/30/15	—	—	—	—	—	—	10
Merx Aviation Finance Assets Ireland Limited, Letters of Credit, 2.25%, 9/30/15	—	—	—	—	—	—	10
Merx Aviation Finance, LLC, Membership Interests	165,172	—	—	4,952	170,124	—	—
MSEA Tankers LLC, Class A Units	33,000	—	—	—	33,000	—	1,863
PlayPower Holdings, Inc., Common Stock	55,900	—	(77,721)	21,821	—	(42,862)	—
PlayPower Holdings, Inc., Series A Preferred, 14.00% PIK, 11/15/20	59,411	1,891	(61,302)	—	—	—	1,931
	$665,567	$40,691	$(139,068)	$26,773	$593,963	$(42,862)	$14,348
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
As of June 30, 2015, the Company has a 85%, 100%, and 98% equity ownership interest in Dynamic Product Tankers (Prime), LLC, Merx Aviation Finance , LLC, and MSEA Tankers, LLC, respectively.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (unaudited) (continued)
June 30, 2015
(in thousands)

(6)
Aggregate gross unrealized gain for federal income tax purposes is $157,670; aggregate gross unrealized loss for federal income tax purposes is $267,828. Net unrealized loss is $110,158 based on a tax cost of $3,424,073.

(7)
Substantially all securities are pledged as collateral to our multicurrency revolving credit facility (the “Facility”). As such these securities are not available as collateral to our general creditors.

(8)	The negative fair value is the result of the unfunded commitment or letter of credit being valued below par.

(9)	As a result of the amendment of our Senior Secured Facility on April 24, 2015, the industry classifications were updated in the Schedule of Investments as of June 30, 2015.

(10)	The percentage is calculated over net assets.

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

(17)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis.

(18)	In addition to the interest earned based on the stated rate of this loan, the Company may be entitled to receive additional interest as a result of its arrangement with other lenders in a syndication.

(19)	This investment represents a leveraged subordinated interest in a trust that holds one foreign currency denominated bond and a derivative instrument.

N/A	Not applicable.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (unaudited) (continued)
 June 30, 2015

Industry Classification	Percentage of Total Investments (at fair value) as of June 30, 2015
Business Services	16.3%
Energy – Oil & Gas	16.0%
Aviation and Consumer Transport	15.8%
Diversified Investment Vehicles, Banking, Finance, Real Estate	14.2%
Transportation – Cargo, Distribution	6.8%
Chemicals, Plastics & Rubber	3.8%
High Tech Industries	3.5%
Energy – Electricity	2.9%
Hotel, Gaming, Leisure, Restaurants	2.5%
Insurance	2.4%
Consumer Goods – Durable	2.3%
Aerospace & Defense	2.2%
Telecommunications	1.8%
Containers, Packaging & Glass	1.7%
Healthcare & Pharmaceuticals	1.6%
Education	1.4%
Utilities – Electric	1.0%
Utilities - Oil and Gas	0.9%
Food & Grocery	0.8%
Metals & Mining	0.6%
Broadcasting & Subscription	0.5%
Manufacturing, Capital Equipment	0.4%
Environmental Industries	0.3%
Wholesale	0.2%
Media – Diversified & Production	0.1%
Total Investments	100.0%

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS March 31, 2015 (in thousands)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—121.6% (10)	Interest Rate	Maturity Date	Industry	Par Amount(12)	Cost	Fair Value (1)
CORPORATE DEBT—109.5%
SECURED DEBT—85.0%
1st Lien Secured Debt—41.7%
Alion Science & Technology Corporation	11.000% (L+1000, 1.00% Floor)	8/16/19	Aerospace and Defense	$32,003	$31,038	$31,843
Archroma (17)	9.500% (L+825, 1.25% Floor)	10/1/18	Chemicals	40,128	39,795	40,354
Aventine Renewable Energy Holdings, Inc.	15.00% PIK or 10.50% Cash	9/22/17	Chemicals	15,742	18,031	14,601
Aveta, Inc.	9.750% (L+825, 1.50% Floor)	12/12/17	Healthcare	53,296	52,331	43,169
Caza Petroleum, Inc.	12.000% (L+1000, 2.00% Floor)	5/23/17	Oil and Gas	45,000	43,992	42,660
ChyronHego Corp.	9.000% (L+800, 1.00% Floor)	3/9/20	Business Services	25,000	24,505	24,500
CITGO Holding, Inc. (11)	10.750%	2/15/20	Energy	25,000	23,792	25,781
CITGO Holding, Inc.	9.50% (L+850, 1.00% Floor)	5/12/18	Energy	19,435	18,306	19,344
Deep Gulf Energy II, LLC	14.000% (14.00% or L+1250, 1.50% Floor)	3/31/17	Oil and Gas	35,000	35,000	33,530
Delta Educational Systems, Inc.	16.00% (8.00% Cash / 8.00% PIK)	12/11/16	Education	5,892	5,892	5,892
Dodge Data & Analytics LLC	9.750% (L+875, 1.00% Floor)	10/31/19	Printing and Publishing	60,349	59,223	58,689
Extraction Oil & Gas Holdings, LLC	10.00% & 11.00%	5/29/19	Oil and Gas	52,633	51,932	51,843
Great Bear Petroleum Operating, LLC	12.000%	10/1/17	Oil and Gas	5,064	5,064	5,064
Hunt Companies, Inc. (11)	9.625%	3/1/21	Buildings and Real Estate	21,008	20,776	21,586
Magnetation, LLC (11)	11.000%	5/15/18	Mining	38,454	39,878	19,804
Maxus Capital Carbon SPE I, LLC (Skyonic Corp.)	13.000%	9/18/19	Chemicals	73,104	73,104	73,104
Molycorp, Inc. (17)	10.000%	6/1/20	Diversified Natural Resources, Precious Metals and Minerals	42,977	42,699	22,276
My Alarm Center, LLC (16)	8.500% (L+750, 1.00% Floor)	1/9/18	Business Services	42,614	42,614	42,613
My Alarm Center, LLC (16)	8.500% (L+750, 1.00% Floor)	1/9/18	Business Services	12,731	12,731	12,731
Osage Exploration & Development, Inc. (11)(17)	13.000% (L+1100, 2.00% Floor)	4/27/16	Oil and Gas	25,000	24,741	23,600
Pelican Energy, LLC (17)	10.00% (7.00% Cash / 3.00% PIK)	12/31/18	Oil and Gas	26,957	26,057	25,340
Saba Software, Inc.	12.417% (L+1142, 1.00% Floor)	3/26/21	Business Services	10,000	10,000	9,850
SCM Insurance Services, Inc. (17)	9.250%	8/22/19	Business Services	CAD 30,000	27,135	23,569
Spotted Hawk Development, LLC	13.00% (12.00% Cash / 1.00% PIK)	9/12/16	Oil and Gas	$80,900	79,911	78,878
Sunrun Solar Owner IX, LLC	9.079%	12/31/24	Energy	3,424	3,284	3,527
Telestream Holdings Corporation	10.254% (L+925, 1.00% Floor)	1/15/20	Business Services	32,500	32,500	31,769
UniTek Global Services Inc. (16)	9.500% (L+750, 1.00% PIK, 1.00% Floor)	1/13/19	Telecommunications	21,442	21,442	21,442
Total 1st Lien Secured Debt excluding Revolvers and Letters of Credit					$865,773	$807,359

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (continued) March 31, 2015 (in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—121.6% (10)	Interest Rate	Maturity Date	Industry	Par Amount(12)	Cost	Fair Value (1)

Funded and Unfunded Revolver Obligations—-1.7%
Avaya, Inc., (Revolver) (16)	2.92% (L+275, 0.17% Floor) / 5.00% (P+175, 3.25% Floor) Funded	10/26/16	Telecommunications	$16,553	$16,553	$15,436
Avaya, Inc., (Unfunded Revolver) (8)(16)	0.50% Unfunded	10/26/16	Telecommunications	10,431	(3,181)	(704)
BMC Software, Inc., (Unfunded Revolver) (8)	0.50% Unfunded	9/10/18	Business Services	20,760	(1,857)	(1,868)
CIT Group, Inc., (Unfunded Revolver) (8)(17)	L+275	1/27/17	Financial Services	25,000	(107)	(1,250)
Confie Seguros Holding II Co., (Revolver) (16)	4.67% (L+450, 0.17% Floor) / 6.75% (P+350, 3.25% Floor) Funded	12/10/18	Insurance	2,190	2,190	1,949
Confie Seguros Holding II Co., (Unfunded Revolver) (8)(16)	0.50% Unfunded	12/10/18	Insurance	1,625	(340)	(179)
Laureate Education Inc., (Revolver) (16)(17)	5.000% (L+375, 1.25% Floor) Funded	6/16/16	Education	23,566	23,566	21,445
Laureate Education, Inc., (Unfunded Revolver) (8)(16)(17)	0.625% Unfunded	6/16/16	Education	5,212	(1,833)	(469)
Salix Pharmaceuticals, Ltd., (Unfunded Revolver) (16)(17)	0.50% Unfunded	1/2/19	Healthcare	24,867	(1,519)	—
Tibco Software Inc., (Unfunded Revolver) (8)	0.50% Unfunded	12/5/19	Business Services	6,000	(56)	(30)
Transfirst Holdings, Inc., (Unfunded Revolver) (8)(16)	0.50% Unfunded	11/12/19	Financial Services	2,943	(14)	(88)
UniTek Global Services, Inc., (Unfunded Revolver) (16)	0.50% Unfunded	1/13/19	Telecommunications	5,000	241	—
Walter Energy, Inc., (Unfunded Revolver) (8)(16)(17)	0.625% Unfunded	10/1/17	Mining	275	(176)	(48)
Total Funded and Unfunded Revolver Obligations					$33,467	$34,194

Letters of Credit—(0.0)%
Avaya, Inc., Letter of Credit (8)(9)(16)	2.750%	10/30/15- 4/6/16	Telecommunications	$9,800	$—	$(662)
Confie Seguros Holding II Co., Letter of Credit (8)(16)	4.500%	10/27/15	Insurance	600	—	(66)
Confie Seguros Holding II Co., Letter of Credit (8)(16)	4.500%	1/13/16	Insurance	85	—	(9)
Laureate Education Inc., Letter of Credit (8)(16)(17)	3.750%	6/16/16	Education	101	—	(9)
Salix Pharmaceuticals, Ltd., Letter of Credit (16)(17)	3.000%	2/10/16	Healthcare	8	—	—
Salix Pharmaceuticals, Ltd., Letter of Credit (16)(17)	3.000%	2/10/16	Healthcare	125	—	—
Transfirst Holdings, Inc., Letter of Credit (8)(16)	4.500%	11/12/19	Financial Services	57	—	(2)
UniTek Global Services Inc., Letter of Credit (16)	7.500%	1/13/19	Telecommunications	17,946	—	—
UniTek Global Services Inc., Letter of Credit (16)	7.500%	1/13/19	Telecommunications	1,850	—	—
Walter Energy, Inc., Letter of Credit (8)(9)(16)(17)	5.500%	9/18/15- 7/4/16	Mining	86	—	(15)
Walter Energy, Inc., Letter of Credit (8)(9)(16)(17)	5.500%	8/31/15- 11/28/15	Mining	CAD 192	—	(27)
Total Letters of Credit					$—	$(790)

Total 1st Lien Secured Debt					$899,240	$840,763

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (continued) March 31, 2015 (in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—121.6% (10)	Interest Rate	Maturity Date	Industry	Par Amount(12)	Cost	Fair Value (1)

2nd Lien Secured Debt—41.6%
Access CIG, LLC	9.750% (L+875, 1.00% Floor)	10/17/22	Business Services	$25,600	$24,103	$24,192
Active Network, Inc.	9.500% (L+850, 1.00% Floor)	11/15/21	Business Services	19,672	19,586	19,082
Appriss Holdings, Inc.	9.250% (L+825, 1.00% Floor)	5/21/21	Business Services	25,000	24,641	25,000
Armor Holdings, Inc. (American Stock Transfer and Trust Company)	10.250% (L+900, 1.25% Floor)	12/26/20	Financial Services	8,000	7,867	7,760
Asurion Corporation	8.500% (L+750, 1.00% Floor)	3/3/21	Insurance	40,622	40,163	40,876
Confie Seguros Holding II Co.	10.250% (L+900, 1.25% Floor)	5/8/19	Insurance	28,844	28,691	28,844
Consolidated Precision Products Corp.	8.750% (L+775, 1.00% Floor)	4/30/21	Aerospace and Defense	1,940	1,932	1,930
Deltek, Inc.	10.000% (L+875, 1.25% Floor)	10/10/19	Business Services	17,273	17,137	17,424
Elements Behavioral Health, Inc.	9.750% (L+875, 1.00% Floor)	2/11/20	Healthcare	9,500	9,420	9,434
Garden Fresh Restaurant Corp. (16)	7.750% (L+625 PIK, 1.50% Floor)	1/1/19	Restaurants	8,250	6,522	5,775
Garden Fresh Restaurant Corp. (16)	15.000% (L+1350 PIK, 1.50% Floor)	1/1/19	Restaurants	39,921	38,064	35,529
GCA Services Group, Inc.	9.250% (L+800, 1.25% Floor)	11/1/20	Diversified Service	17,838	17,961	17,882
Grocery Outlet, Inc.	9.250% (L+825, 1.00% Floor)	10/21/22	Grocery	28,000	27,592	27,580
GTCR Valor Companies, Inc.	9.500% (L+850, 1.00% Floor)	11/30/21	Business Services	35,000	34,666	33,775
Institutional Shareholder Services, Inc.	8.500% (L+750, 1.00% Floor)	4/30/22	Financial Services	6,640	6,579	6,540
Kronos, Inc.	9.750% (L+850, 1.25% Floor)	4/30/20	Business Services	13,525	13,466	13,931
Miller Energy Resources, Inc. (17)	14.750% (9.750% Cash / 2.000% PIK, 3.00% Floor)	2/3/18	Oil and Gas	88,123	88,123	82,527
MSC Software Corp. (17)	8.500% (L+750, 1.00% Floor)	5/28/21	Business Services	13,448	13,320	13,246
Novolex Holdings, Inc.	9.750% (L+875, 1.00% Floor)	6/5/22	Packaging	42,045	41,013	42,150
Pabst Brewing Company	9.25% (L+825, 1.00% Floor)	11/14/22	Consumer Products	27,000	26,665	27,203
Premier Trailer Leasing, Inc.	10.000% (L+900, 1.00% Floor)	9/24/20	Financial Services	52,000	51,029	52,000
River Cree Enterprises LP (11)(17)	11.000%	1/20/21	Hotels, Motels, Inns and Gaming	CAD 33,000	31,111	26,952
SiTV, Inc. (11)	10.375%	7/1/19	Cable Television	$2,219	2,219	2,003
SMG	9.250% (L+825, 1.00% Floor)	2/27/21	Business Services	19,900	19,900	20,000

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (continued) March 31, 2015 (in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—121.6% (10)	Interest Rate	Maturity Date	Industry	Par Amount(12)	Cost	Fair Value (1)
2nd Lien Secured Debt—41.6% (continued)
Sprint Industrial Holdings, LLC	11.250% (L+1000, 1.25% Floor)	11/14/19	Containers, Packaging, and Glass	14,163	13,959	13,526
SquareTwo Financial Corp. (Collect America, Ltd.) (17)	11.625%	4/1/17	Financial Services	65,152	64,316	58,420
TASC, Inc.	12.000%	5/21/21	Aerospace and Defense	21,815	21,028	23,178
TMK Hawk Parent Corp.	8.500% (L+750, 1.00% Floor)	10/1/22	Distribution	34,000	33,675	34,000
Transfirst Holdings, Inc.	9.000% (L+800, 1.00% Floor)	11/11/22	Financial Services	11,340	11,221	11,404
UniTek Global Services Inc. (16)	8.500% (L+750, 1.00% Floor)	1/13/19	Telecommunications	32,367	32,367	30,748
Velocity Technology Solutions, Inc.	9.000% (L+775, 1.25% Floor)	9/28/20	Business Services	16,500	16,209	16,005
Vertafore, Inc.	9.750% (L+825, 1.50% Floor)	10/27/17	Business Services	36,436	36,295	36,709
Total 2nd Lien Secured Debt					$820,840	$805,625
TOTAL SECURED DEBT					$1,720,080	$1,646,388
UNSECURED DEBT—24.5%
American Energy - Woodford LLC/AEW Finance Corp. (11)	9.000%	9/15/22	Oil and Gas	$5,000	$4,805	$2,850
American Tire Distributors, Inc. (11)	10.250%	3/1/22	Distribution	24,281	24,281	25,252
Artsonig Pty Ltd. (11)(17)	11.50% (12.00% PIK Toggle)	4/1/19	Transportation	21,227	20,974	17,830
BCA Osprey II Limited (British Car Auctions) (16)(17)	12.50% PIK	8/17/17	Transportation	£23,566	37,704	36,033
BCA Osprey II Limited (British Car Auctions) (16)(17)	12.50% PIK	8/17/17	Transportation	€14,333	19,779	15,855
Canacol Energy Ltd. (17)	9.500% (L+850, 1.00% Floor)	12/31/19	Oil and Gas	$50,000	48,595	47,625
Ceridian Corp. (11)	11.000%	3/15/21	Diversified Service	16,760	16,760	17,430
Delta Educational Systems, Inc.	16.00% PIK or 10.00% Cash / 6.00% PIK	5/12/17	Education	24,172	23,929	21,416
Denver Parent Corp. (Venoco) (13)(14)(16)	12.25% (13.00% PIK Toggle)	8/15/18	Oil and Gas	9,572	9,411	1,460
GenCorp, Inc. (17)	9.500% (L+850, 1.00% Floor)	4/18/22	Aerospace and Defense	40,500	40,500	40,500
My Alarm Center, LLC	16.25% (12.00% Cash / 4.25 %PIK)	7/9/18	Business Services	4,236	4,236	4,236
PetroBakken Energy Ltd. (11)(17)	8.625%	2/1/20	Oil and Gas	34,980	35,972	25,361
Radio One, Inc. (11)(17)	9.250%	2/15/20	Broadcasting & Entertainment	15,804	15,709	15,160
Sorenson Holdings, LLC (11)	13.00% PIK	10/31/21	Consumer Products	68	45	68
Tibco Software Inc. (11)	11.375%	12/1/21	Business Services	11,389	11,069	11,595
U.S. Security Associates Holdings, Inc.	11.000%	7/28/18	Business Services	135,000	135,000	137,700
UniTek Global Services Inc.	15.000%	7/13/2019	Telecommunications	6,565	6,565	6,565
Univar, Inc.	10.500%	6/30/2018	Distribution	20,000	20,000	19,900
Venoco, Inc. (16)	8.875%	2/15/2019	Oil and Gas	54,996	55,032	28,598
TOTAL UNSECURED DEBT					$530,366	$475,434
TOTAL CORPORATE DEBT					$2,250,446	$2,121,822

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (continued) March 31, 2015 (in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—121.6% (10)	Interest Rate	Maturity Date	Industry	Par Amount(12)	Cost	Fair Value (1)
STRUCTURED PRODUCTS AND OTHER—9.0%
Asset Repackaging Trust Six B.V., Credit-Linked Note (11)(17)(20)	N/A	5/18/2027	Utilities	$58,411	$24,994	$36,731
Craft 2013-1, Credit-Linked Note (11)(16)(17)	9.503% (L+925)	4/17/2022	Diversified Investment Vehicle	25,000	25,092	24,282
Craft 2013-1, Credit-Linked Note (16)(17)	9.503% (L+925)	4/17/2022	Diversified Investment Vehicle	7,625	7,753	7,412
Craft 2014-1A, Credit-Linked Note (11)(17)	9.882% (L+965)	5/15/2021	Diversified Investment Vehicle	42,500	42,460	41,898
Dark Castle Holdings, LLC	N/A	N/A	Media	24,395	1,189	2,565
JP Morgan Chase & Co., Credit-Linked Note (17)	12.520% (L+1225)	12/20/2021	Diversified Investment Vehicle	43,250	42,053	42,700
NXT Capital CLO 2014-1, LLC, Class E Notes (11)(17)	5.731% (L+550)	4/23/2026	Diversified Investment Vehicle	5,000	4,670	4,350
Renaissance Umiat, LLC, ACES Tax Receivable (15)(17)	N/A	N/A	Oil and Gas	—	13,014	14,432
TOTAL STRUCTURED PRODUCTS AND OTHER					$161,225	$174,370
PREFERRED EQUITY—1.6%				Shares
CA Holding, Inc. (Collect America, Ltd.), Series A Preferred Stock (13)(17)	N/A	N/A	Financial Services	32,961	$788	$297
Crowley Holdings, Series A Preferred Stock (11)	12.00% (10.00% Cash / 2.00% PIK)	N/A	Cargo Transport	22,500	23,079	23,645
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Preferred Stock (Convertible) (13)(14)	12.50% PIK	N/A	Education	332,500	6,863	—
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Preferred Stock (13)(14)	13.50% PIK	5/12/2018	Education	12,360	27,685	1,613
Varietal Distribution Holdings, LLC, Class A Preferred Unit	8.00% PIK	N/A	Distribution	3,097	5,724	5,655
TOTAL PREFERRED EQUITY					$64,139	$31,210

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (continued) March 31, 2015 (in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—121.6% (10)	Interest Rate	Maturity Date	Industry	Par Amount(12)	Cost	Fair Value (1)
EQUITY—1.5%
Common Equity/Interests—1.2%				Shares
ATD Corporation (Accelerate Parent Corp.), Common Stock (11)	N/A	N/A	Distribution	1,664,046	$1,714	$2,690
CA Holding, Inc. (Collect America, Ltd.), Series A Common Stock (13)(17)	N/A	N/A	Financial Services	25,000	2,500	—
CA Holding, Inc. (Collect America, Ltd.), Series AA Common Stock (13)(17)	N/A	N/A	Financial Services	4,294	429	—
Caza Petroleum, Inc., Net Profits Interest (13)	N/A	N/A	Oil and Gas	—	1,202	1,290
Caza Petroleum, Inc., Overriding Royalty Interest	N/A	N/A	Oil and Gas	—	340	235
Clothesline Holdings, Inc. (Angelica Corporation), Common Stock (13)	N/A	N/A	Healthcare	6,000	6,000	519
Explorer Coinvest, LLC (Booz Allen), Common Stock (17)	N/A	N/A	Business Services	192	1,468	5,162
Garden Fresh Restaurant Holdings, LLC., Common Stock (13)	N/A	N/A	Restaurants	50,000	5,000	—
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Common Stock (13)	N/A	N/A	Education	17,500	175	—
JV Note Holdco, LLC (DSI Renal, Inc.), Common Equity / Interest (13)	N/A	N/A	Healthcare	9,303	85	—
Pelican Energy, LLC, Net Profits Interest (13)(17)	N/A	N/A	Oil and Gas	—	1,061	272
Skyline Data, News and Analytics LLC, Class A Common Unit (13)	N/A	N/A	Printing and Publishing	4,500	4,500	4,500
Sorenson Holdings, LLC, Membership Interests (13)	N/A	N/A	Consumer Products	587	—	81
Univar, Inc., Common Stock (13)	N/A	N/A	Distribution	900,000	9,000	9,320
Varietal Distribution Holdings, LLC, Class A Common Unit (13)	N/A	N/A	Distribution	28,028	28	—
Total Common Equity/Interests					$33,502	$24,069

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (continued) March 31, 2015 (in thousands, except warrants)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—121.6% (10)	Interest Rate	Maturity Date	Industry	Warrants	Cost	Fair Value (1)
Warrants—0.3%
CA Holding, Inc. (Collect America, Ltd.), Common Stock Warrants (13)(17)	N/A	N/A	Financial Services	12,255	$8	$—
Energy & Exploration Partners, Inc., Common Stock Warrants (13)	N/A	N/A	Oil and Gas	60,778	2,374	58
Fidji Luxco (BC) S.C.A., Common Stock Warrants (2)(13)(17)	N/A	N/A	Electronics	18,113	182	3,950
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Class A-1 Preferred Stock Warrants (13)	N/A	N/A	Education	45,947	459	—
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Class B-1 Preferred Stock Warrants (13)	N/A	N/A	Education	104,314	1,043	—
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Common Stock Warrants (13)	N/A	N/A	Education	9,820	98	—
Osage Exploration & Development, Inc., Common Stock Warrants (13)(17)	N/A	N/A	Oil and Gas	1,496,843	—	222
Spotted Hawk Development, LLC, Common Stock Warrants (13)	N/A	N/A	Oil and Gas	54,545	852	1,341
Total Warrants					$5,016	$5,571
TOTAL EQUITY					$38,518	$29,640
Total Non-Controlled/ Non-Affiliated Investments					$2,514,328	$2,357,042

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (continued) March 31, 2015 (in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/AFFILIATED INVESTMENTS—16.9%(4)(10)	Interest Rate	Maturity Date	Industry	Par Amount (12)	Cost	Fair Value (1)
CORPORATE DEBT—0.0%
SECURED DEBT—0.0%
1st Lien Secured Debt—0.0%
Renewable Funding Group, Inc., (4)(13)	0.00%	9/30/15	Finance	$1,000	$1,000	$1,000
Total 1st Lien Secured Debt					$1,000	$1,000
TOTAL SECURED DEBT					$1,000	$1,000
TOTAL CORPORATE DEBT					$1,000	$1,000

STRUCTURED PRODUCTS AND OTHER—10.3%
Golden Bear Warehouse, LLC, Equity (3)(4)(17)	N/A	N/A	Diversified Investment Vehicle	$4,234	$4,234	$6,833
Golden Hill CLO I, LLC, Equity (3)(4)(17)	N/A	N/A	Diversified Investment Vehicle	70,944	71,478	73,587
Highbridge Loan Management 3-2014, Ltd., Class E Notes (3)(4)(11)(17)	6.257% (L+600)	1/18/25	Diversified Investment Vehicle	2,485	2,277	2,121
Highbridge Loan Management 3-2014, Ltd., Subordinated Notes (3)(4)(11)(17)	N/A	1/18/25	Diversified Investment Vehicle	8,163	6,537	6,722
Ivy Hill Middle Market Credit Fund IX, Ltd, Subordinated Notes (3)(4)(11)(17)	N/A	10/18/25	Diversified Investment Vehicle	12,500	11,375	11,375
Jamestown CLO I LTD, Subordinated Notes (3)(4)(11)(17)	N/A	11/5/24	Diversified Investment Vehicle	4,325	3,432	3,698
MCF CLO I, LLC, Membership Interests (3)(4)(11)(17)	N/A	4/20/23	Diversified Investment Vehicle	38,918	35,087	38,490
MCF CLO III, LLC, Class E Notes (3)(4)(11)(17)	4.681% (L+445)	1/20/24	Diversified Investment Vehicle	12,750	11,456	11,220
MCF CLO III, LLC, Membership Interests (3)(4)(11)(17)	N/A	1/20/24	Diversified Investment Vehicle	41,900	36,957	38,984
Slater Mill Loan Fund LP, LP Certificates (3)(4)(17)	N/A	N/A	Diversified Investment Vehicle	8,375	5,755	6,968
TOTAL STRUCTURED PRODUCTS AND OTHER					$188,588	$199,998

PREFERRED EQUITY—3.9%				Shares
AMP Solar (UK) Limited, Class A Preference Shares (2)(5)(17)(21)	8.500%	10/31/49	Utilities	43,277,916	$66,354	65,171
Renewable Funding Group, Inc., Series B Preferred Stock (4)(13)	N/A	N/A	Finance	1,505,868	7,461	9,309
TOTAL PREFERRED EQUITY					$73,815	$74,480

EQUITY—2.7%
Common Equity/Interests—2.7%
AMP Solar Group, Inc., Class A Common Shares (3)(4)(17)	N/A	N/A	Energy	81,493	$3,500	$3,500
Generation Brands Holdings, Inc. (Quality Home Brands), Basic Common Stock (3)(4)(13)(18)	N/A	N/A	Home and Office Furnishings and Durable Consumer Products	9,007	—	6,699
Generation Brands Holdings, Inc. (Quality Home Brands), Series 2L Common Stock (3)(4)(13)(18)	N/A	N/A	Home and Office Furnishings and Durable Consumer Products	36,700	11,242	27,294

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (continued) March 31, 2015 (in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/AFFILIATED INVESTMENTS—16.9%(4)(10)	Interest Rate	Maturity Date	Industry	Shares	Cost	Fair Value (1)

EQUITY—2.7%
Common Equity/Interests—2.7%
Generation Brands Holdings, Inc. (Quality Home Brands), Series H Common Stock (3)(4)(13)(18)	N/A	N/A	Home and Office Furnishings and Durable Consumer Products	7,500	$2,298	$5,578
LVI Group Investments, LLC, Common Units (3)(4)(13)(19)	N/A	N/A	Environmental Services	212,460	17,505	8,669
Total Common Equity/Interests					$34,545	$51,740
TOTAL EQUITY					$34,545	$51,740

Total Non-Controlled/Affiliated Investments					$297,948	$327,218

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (continued) March 31, 2015 (in thousands, except shares)

INVESTMENTS IN CONTROLLED INVESTMENTS—34.4%(5)(10)	Interest Rate	Maturity Date	Industry	Par Amount (12)	Cost	Fair Value (1)
CORPORATE DEBT—18.2%
SECURED DEBT—18.2%
1st Lien Secured Debt—18.2%
Merx Aviation Finance, LLC, (Revolver) (5)(16)	12.00% Funded	10/31/18	Aviation	$352,084	$352,084	$352,084
Total 1st Lien Secured Debt					$352,084	$352,084

Unfunded Revolver Obligation—0.0%
Merx Aviation Finance, LLC, (Unfunded Revolver) (5)(16)	12.00% Funded, 0.00% Unfunded	10/31/18	Aviation	$47,916	$—	$—
Total Unfunded Revolver Obligation					$—	$—

Letters of Credit—0.0%
Merx Aviation Finance Assets Ireland Limited, Letter of Credit (5)	2.250%	9/30/15	Aviation	$1,800	$—	$—
Merx Aviation Finance Assets Ireland Limited, Letter of Credit (5)	2.250%	9/30/15	Aviation	1,800	—	—
Total Letters of Credit					$—	$—
TOTAL SECURED DEBT					$352,084	$352,084
TOTAL CORPORATE DEBT					$352,084	$352,084

PREFERRED EQUITY—3.1%				Shares
PlayPower Holdings, Inc., Series A Preferred (5)	14.00% PIK	11/15/20	Leisure	49,178	$59,411	$59,411
TOTAL PREFERRED EQUITY					$59,411	$59,411

EQUITY—13.1%
Common Equity/Interests—13.1%				Shares
Merx Aviation Finance, LLC, Membership Interest (5)(13)	N/A	N/A	Aviation	—	$152,082	$165,172
MSEA Tankers LLC, Membership Interest (5)(17)	N/A	N/A	Cargo Transport	—	33,000	33,000
PlayPower Holdings, Inc., Common Stock (5)(13)	N/A	N/A	Leisure	1,000	77,722	55,900
Total Common Equity/Interests					$262,804	$254,072
TOTAL EQUITY					$262,804	$254,072
Total Controlled Investments					$674,299	$665,567
Total Investments—172.9% (6)(7)					$3,486,575	$3,349,827
Liabilities in Excess of Other Assets—(72.9)%						$(1,412,219)
Net Assets—100.0%						$1,937,608

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

(4)
Denotes investments in which we are an “Affiliated Person”, as defined in the 1940 Act, due to owning or holding the power to vote 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of March 31, 2015 and March 31, 2014 along with transactions during the fiscal year ended March 31, 2015 in these Affiliated investments are as follows:

Name of Issue	Fair Value at March 31, 2014	Gross Additions (Cost) ●	Gross Reductions (Cost) ■	Change in Unrealized Gain (Loss)	Fair Value at March 31, 2015	Net Realized Gain (Loss)	Interest/Dividend/ Other Income
AMP Solar Group, Inc., Class A Common Shares	$—	$3,500	$—	$—	$3,500	$—	$—
AMP Solar Group, Inc., 15.000%, 7/7/15	—	3,619	(3,619)	—	—	(57)	53
AMP Solar (UK) Limited, Class A Preference Shares (21)	—	66,355	—	(1,184)	65,171	—	1,580
Aventine Renewable Energy Holdings, Inc., 15.00% (12.00% Cash / 3.00% PIK), 9/23/16	2,405	21	(2,642)	216	—	116	184
Aventine Renewable Energy Holdings, Inc., 10.50% Cash or 15.00% PIK, 9/22/17	8,884	1,481	(15,306)	4,941	—	—	1,496
Aventine Renewable Energy Holdings, Inc., 25.00% PIK, 9/24/16	3,769	238	(4,007)	—	—	—	433
Aventine Renewable Energy Holdings, Inc., Common Stock	99	—	(688)	589	—	1,804	—
Aventine Renewable Energy Holdings, Inc., Common Stock Warrants	574	—	(3,996)	3,422	—	9,713	—
Generation Brands Holdings, Inc. (Quality Home Brands), Basic Common Stock (18)	—	1,615	—	5,084	6,699	—	—
Generation Brands Holdings, Inc. (Quality Homes Brands), Series H Common Stock (18)	—	1,345	—	4,233	5,578	—	—
Generation Brands Holdings, Inc. (Quality Homes Brands), Series 2L Common Stock (18)	—	6,582	—	20,712	27,294	—	—
Golden Bear Warehouse LLC, Equity	—	4,233	—	2,600	6,833	—	—
Golden Hill CLO I, LLC, Equity	1,097	69,847	—	2,643	73,587	—	1,515
Highbridge Loan Management 3-2014, Ltd., Class D Notes, L+500, 1/18/25	4,680	21	(4,659)	(42)	—	(169)	205
Highbridge Loan Management 3-2014, Ltd., Class E Notes, L+600, 1/18/25	2,314	14	—	(207)	2,121	—	171
Highbridge Loan Management 3-2014, Ltd., Subordinated Notes, 1/18/25	7,278	—	(989)	433	6,722	—	652
Ivy Hill Middle Market Credit Fund IX, Ltd, Subordinated Notes, 10/18/25	—	11,375	—	—	11,375	—	414
Jamestown CLO I LTD, Subordinated Notes, 11/5/24	3,828	—	(121)	(9)	3,698	—	559
LVI Parent Corp. (LVI Services, Inc.), 12.50%, 4/20/14 (19)	—	10,387	(10,200)	(187)	—	—	269
LVI Group Investments, LLC, Common Units (formerly known as LVI Services, Inc.) (19)	—	35,429	—	(26,760)	8,669	—	87
MCF CLO I LLC, Class E Notes, L+575, 4/20/23	12,357	13	(12,344)	(26)	—	(107)	215
MCF CLO I LLC, Membership Interests	40,391	—	(2,471)	570	38,490	—	7,176
MCF CLO III LLC, Class E Notes L+445, 1/20/24	11,325	107	—	(212)	11,220	—	718
MCF CLO III LLC, Membership Interests, 1/20/24	38,266	—	(2,227)	2,945	38,984	—	6,271
Renewable Funding Group, Inc. 0.00%, 9/30/15	—	1,000	—	—	1,000	—	—
Renewable Funding Group, Inc., Series B Preferred Stock	—	8,750	(1,289)	1,848	9,309	—	—
Slater Mill Loan Fund LP, LP Certificates	7,361	—	(467)	74	6,968	—	1,427
	$144,628	$225,932	$(65,025)	$21,683	$327,218	$11,300	$23,425
______________

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

Name of Issue	Fair Value at March 31, 2014	Gross Additions (Cost) ●	Gross Reductions (Cost) ■	Change in Unrealized Gain (Loss)	Fair Value at March 31, 2015	Net Realized Gain (Loss)	Interest/Dividend/ Other Income
Generation Brands Holdings, Inc. (Quality Home Brands), Basic Common Stock (18)	$1,615	$—	$(1,615)	$—	$—	$—	$—
Generation Brands Holdings, Inc. (Quality Homes Brands), Series H Common Stock(18)	1,345	—	(1,345)	—	—	—	—
Generation Brands Holdings, Inc. (Quality Homes Brands), Series 2L Common Stock(18)	6,582	—	(6,582)	—	—	—	—
LVI Parent Corp. (LVI Services, Inc.), 12.50%, 4/20/14 (19)	10,200	—	(10,200)	—	—	—	—
LVI Group Investments, LLC, Common Units (formerly known as LVI Services, Inc.) (19)	34,020	—	(34,020)	—	—	—	—
Merx Aviation Finance, LLC (formerly known as Merx Aviation Finance Holdings II, LLC), (Revolver) 12.00% Funded, 10/31/18	282,334	69,750	—	—	352,084	—	39,231
Merx Aviation Finance, LLC (formerly known as Merx Aviation Finance Holdings II, LLC), (Unfunded Revolver) 0.00% Unfunded, 10/31/18	—	—	—	—	—	—	—
Merx Aviation Finance Assets Ireland Limited, Letter of Credit, 2.25%, 9/30/15	—	—	—	—	—	—	—
Merx Aviation Finance Assets Ireland Limited, Letter of Credit, 2.25%, 9/30/15	—	—	—	—	—	—	—
Merx Aviation Finance, LLC (formerly known as Merx Aviation Finance Holdings II, LLC), Membership Interest	140,465	13,499	—	11,208	165,172	—	—
MSEA Tankers LLC, Membership Interest	—	33,000	—	—	33,000	—	—
PlayPower Holdings, Inc., Common Stock	53,813	—	—	2,087	55,900	—	—
PlayPower Holdings, Inc., Series A Preferred, 14.00% PIK, 11/15/20	51,773	7,638	—	—	59,411	—	7,891
	$582,147	$123,887	$(53,762)	$13,295	$665,567	$—	$47,122
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
As of March 31, 2015, the Company has a 100% equity ownership interest in Merx Aviation Finance, LLC, MSEA Tankers LLC and PlayPower Holdings, Inc.

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

(17)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis.

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

(19)
As a result of a restructuring in April 2014, the Company 's investment was moved to LVI Group Investments, LLC from LVI Services Inc. LVI Group Investments, LLC further invested in NorthStar Group Holdings. The Company no longer controls more than 25% of the voting power and has no power to direct or cause the direction of the policies and management of NorthStar Group Holdings. As such, $44,220 of the fair value of LVI Services, Inc., Common Stock, was transferred from "Controlled" to "Non-Controlled/Affiliated" in LVI Group Investments, LLC prior to the fiscal year ended March 31, 2015.

(20)	This investment represents a leveraged subordinated interest in a trust that holds one foreign currency denominated bond and a derivative instrument.

(21)
AMP Solar (UK) Limited was previously incorrectly reported as a controlled investment in the financial statements for the year ended March 31, 2015. After further assessment, it was determined that the Company does not control more than 25% of the voting power and has no power to direct or cause the direction of the policies and management of the company. As such, $65,171 of the ending fair value as of March 31, 2015 of AMP Solar (UK) Limited, Class A Preference Shares was reclassified from "Controlled" to "Non-Controlled/Affiliated" to correctly reflect AMP Solar (UK) Limited as a non-controlling/ affiliated investment. Management evaluated the impact of the error to the financial statements and determined that this adjustment was not material to any prior annual or interim periods, and the resulting correction is not material to the current financial statements.

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
Apollo Investment commenced operations on April 8, 2004 receiving net proceeds of $870,000 from its initial public offering by selling 62 million shares of common stock at a price of $15.00 per share. Since then, and through June 30, 2015, we have raised approximately $2,210,099 in net proceeds from additional offerings of common stock.
Note 2. Significant Accounting Policies
The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.
Basis of Presentation and Use of Estimates
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification (“ASC”) 946. In accordance with Regulation S-X, the Company generally will not consolidate its interest in any company other than in investment company subsidiaries and controlled operating companies substantially all of whose business consists of providing services to the Company. Consequently, the Company has not consolidated special purpose entities through which the special purpose entity acquires and holds investments subject to financing with third parties. As of June 30, 2015, the Company did not have any subsidiaries or controlled operating companies that were consolidated (see additional information within note 5).
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
Interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 or 10 of Regulation S-X, as appropriate. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair statement of financial statements for the interim period, have been included. These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended March 31, 2015. Certain amounts have been reclassified on the Statement of Assets and Liabilities and Statement of Operations. For the year ended March 31, 2015, $65,171 of fair value previously classified as controlled investments was reclassified to non-controlled/affiliated investments. For the three months ended June 30, 2014, $3,121 of unrealized gain (loss) previously classified as unrealized gain (loss) from controlled investments was reclassified to unrealized gain (loss) from non-controlled/affiliated investments. For the three months ended June 30, 2014, $313 of investment income previously classified as investment income from controlled investments was reclassified to investment income from non-controlled/affiliated investments.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

Fair Value Measurements
The Company follows guidance in ASC 820, Fair Value Measurement, where fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are determined within a framework that establishes a three-tier hierarchy which maximizes the use of observable market data and minimizes the use of unobservable inputs to establish a classification of fair value measurements for disclosure purposes. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk, such as the risk inherent in a particular valuation technique used to measure fair value using a pricing model and/or the risk inherent in the inputs for the valuation technique. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company's own assumptions about the assumptions market participants would use in pricing the asset or liability based on the information available. The inputs or methodology used for valuing assets or liabilities may not be an indication of the risks associated with investing in those assets or liabilities. Under procedures established by our board of directors, we value investments, including certain secured debt, unsecured debt and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations (unless they are deemed not to represent fair value). We attempt to obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker or a primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. If and when market quotations are unavailable or are deemed not to represent fair value, we typically utilize independent third party valuation firms to assist us in determining fair value. Accordingly, such investments go through our multi-step valuation process as described below. In each case, our independent third party valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations for such investments. Debt investments with remaining maturities of 60 days or less may each be valued at cost with interest accrued or discount amortized to the date of maturity (although they are typically valued at available market quotations), unless such valuation, in the judgment of our investment adviser, does not represent fair value. In this case such investments shall be valued at fair value as determined in good faith by or under the direction of our board of directors including using market quotations where available. Investments that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of our board of directors. Such determination of fair values may involve subjective judgments and estimates.
With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, our board of directors has approved a multi-step valuation process each quarter, as described below:

(1)
our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of our investment adviser responsible for the portfolio investment which is responsible for the portfolio investment;

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company's capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the three months ended June 30, 2015, there has been no change to the Company’s valuation techniques and related inputs considered in the valuation process.
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
Realized Gains and Losses
Security transactions are accounted for on the trade date. Realized gains or losses on investments are calculated by using the specific identification method. Securities that have been called by the issuer are recorded at the call price on the call effective date at the call price.
Investment Income Recognition
The Company records interest and dividend income, adjusted for amortization of premium and accretion of discount, on an accrual basis. Some of our loans and other investments, including certain preferred equity investments, may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends computed at the contractual rate are accrued into income and reflected as receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. At the point the Company believes PIK is not fully expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are reversed from the related receivable through interest or dividend income, respectively. The Company does not reverse previously capitalized PIK interest or dividends. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if the Company believes that PIK is expected to be realized. For the three months ended June 30, 2015, PIK income totaled $8,077 on total investment income of $101,666.
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
Loan origination fees, original issue discount, and market discounts are capitalized and amortized into income using the interest method or straight-line, as applicable. Upon the prepayment of a loan, any unamortized loan origination fees, OID, or market discounts are recorded as interest income. We record prepayment premiums on loans and other investments as interest income when we receive such amounts. Other income generally includes amendment fees, bridge fees, and structuring fees which are recorded when earned.
The Company records as dividend income the accretable yield from its beneficial interests in structured products such as CLOs based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. Such assumptions include the

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

rate and timing of principal and interest receipts (which may be subject to prepayments and defaults) of the underlying pool of assets. These assumptions are updated on at least a quarterly basis to reflect changes related to a particular security, actual historical data, and market changes. A structured product investment typically has an underlying pool of assets. Payments on structured product investments are and will be payable solely from the cash flows from such assets. As such, any unforeseen event in these underlying pools of assets might impact the expected recovery of principal and future accrual of income.
Expenses
Expenses include management fees, performance-based incentive fees, insurance expenses, administrative service fees, legal fees, directors' fees, audit and tax service expenses, third-party valuation fees, and other general and administrative expenses. Expenses are recognized on an accrual basis.
Dividends to Common Stockholders
Dividends and distributions to common stockholders are recorded as of the record date. The amount to be paid out as a dividends is determined by the board of directors each quarter. Net realized capital gains, if any, are generally distributed or deemed distributed at least annually.
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
Investment Transactions
For the three months ended June 30, 2015 and June 30, 2014, purchases of long term investments on a trade date basis were $509,348 and $649,512, respectively. For the three months ended June 30, 2015 and June 30, 2014 sales of long term investments on a trade date basis were $532,785 and $516,826, respectively.
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
The Company may enter into forward exchange contracts in order to hedge against foreign currency risk. These contracts are marked-to- market by recognizing the difference between the contract exchange rate and the current market rate as unrealized gain or loss. Realized gains or losses are recognized when contracts are settled.
Recent Accounting Pronouncements
In May 2014, the FASB issued guidance to establish a comprehensive and converged standard on revenue recognition to enable financial statement users to better understand and consistently analyze an entity’s revenue across industries, transactions, and geographies. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance also specifies the accounting for certain costs to obtain or fulfill a contract with a customer. The new guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. Qualitative and quantitative information is required to be disclosed about: (1) contracts with customers, (2) significant judgments and changes in judgments, and (3) assets recognized from costs to obtain or fulfill a contract. The new guidance will apply to all entities. In July 2015, the FASB voted to approve a one-year deferral of the effective date of the new revenue guidance. The FASB expects to issue its final standard formally amending the effective date by the end of the third quarter 2015. The amended guidance would permit public business entities to apply the new revenue guidance to interim reporting periods within annual reporting periods beginning after December 15, 2017 (i.e., beginning in the first interim period within the year of adoption). Public business entities would be permitted to apply the new revenue guidance early, but not before the original public business entity effective date (i.e., annual periods beginning after December 15, 2016). Public business entities choosing this option will apply the new revenue guidance to all interim reporting periods within the year of adoption. This guidance is not expected to have an impact on the financial statements of the Company.

In August 2014, the FASB issued guidance regarding management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new guidance requires that management evaluate each annual and interim reporting period whether conditions exist that give rise to substantial doubt about the entity’s ability to continue as a going concern within one year from the financial statement issuance date, and if so, provide related disclosures. Disclosures are only required if conditions give rise to substantial doubt, whether or not the substantial doubt is alleviated by management’s plans. No disclosures are required specific to going concern uncertainties if an assessment of the conditions does not give rise to substantial doubt. Substantial doubt exists when conditions and events, considered in the aggregate, indicate that it is probable that a company will be unable to meet its obligations as they become due within one year after the financial statement issuance date. If substantial doubt is alleviated as a result of the consideration of management’s plans, a company should disclose information that enables users of financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes): 1) principal conditions that initially give rise to substantial doubt, 2) management’s evaluation of the significance of those conditions in relation to the company’s ability to meet its obligations, and 3) management’s plans that alleviated substantial doubt. If substantial doubt is not alleviated after considering management’s plans, disclosures should enable investors to understand the underlying conditions, and include the following: 1) a statement indicating that there is substantial doubt about the company’s ability to continue as a going concern within one year after the issuance date, 2) the principal conditions that give rise to substantial doubt, 3) management’s evaluation of the significance of those conditions in relation to the company’s ability to meet its obligations, and 4) management plans that are intended to mitigate the adverse conditions. The new guidance applies to all companies. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016. Early adoption is permitted. This guidance is not expected to have an impact on the financial statements of the Company.

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

In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability (i.e., versus being capitalized as an asset and amortized as required under existing guidance), consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the new guidance (i.e., debt issuance costs will continue to be amortized as an increase to interest expense). The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The Company is in the process of evaluating the impact that this new guidance will have on its financial statements.

In May 2015, the FASB issued guidance to eliminate diversity in practice related to how certain investments measured at net asset value are categorized within the fair value hierarchy. The guidance removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. A reporting entity should continue to disclose information on investments for which fair value is measured at net asset value (or its equivalent) as a practical expedient to help users understand the nature and risks of the investments and whether the investments, if sold, are probable of being sold at amounts different from net asset value. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015. A reporting entity should apply the amendments retrospectively to all periods presented. The retrospective approach requires that an investment for which fair value is measured using the net asset value per share practical expedient be removed from the fair value hierarchy in all periods presented in an entity’s financial statements. Earlier application is permitted. This guidance is not expected to have an impact on the financial statements of the Company.
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
The Investment Adviser has also entered into an investment sub-advisory agreement with CION Investment Corporation ("CION") (the "Sub-Advisory Agreement") under which AIM receives management and incentive fees from CION in connection with the investment advisory services provided. For the period between April 1, 2014 and March 31, 2016, the Investment Adviser has agreed to waive all base management fees receivable under the Investment Advisory Agreement with the Company in the amount equal to the amount actually received by AIM from CION less the fully allocated incremental expenses accrued by AIM.
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
The accrual of this theoretical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no accrual for theoretical capital gains incentive fee for the three months ended June 30, 2015 and 2014. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (“Advisers Act”) or the Investment Advisory Agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the Investment Advisory Agreement which specifically excludes consideration of unrealized capital gain.
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

For the three months ended June 30, 2015 and 2014, the Company recognized $17,352 and $18,111, respectively, of base management fees and $11,867 and $12,467, respectively, of performance-based incentive fees. For the three months ended June 30, 2015 and 2014, total management fees waived were $3,152 and $2,707, respectively. For the three months ended June 30, 2015 and 2014, total incentive fees waived were $1,363 and $1,445, respectively.

The amount of the incentive fees on PIK income for which payments have been deferred for the three months ended June 30, 2015 and 2014 were $1,426 and $1,206, respectively. The cumulative incentive fee on PIK income included in management and performance-based incentive fee payable line of the Statement of Assets and Liabilities for the three months ended June 30, 2015 and 2014 were $6,778 and $8,141, respectively.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

The Company has also entered into an Administration Agreement with the Administrator under which the Administrator provides administrative services for the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator and requested to be reimbursed by the Administrator in performing its obligations under the Administration Agreement. The expenses include rent and the Company’s allocable portion of its chief financial officer and chief compliance officer and their respective staffs. The Administrator will also provide, on our behalf, managerial assistance to those portfolio companies to which the Company is required to provide such assistance. For the three months ended June 30, 2015 and June 30, 2014, the Company recognized expenses under the Administration Agreement of $1,434 and $1,433, respectively.

Merx Aviation Finance, LLC (“Merx”), a wholly-owned portfolio company of the Company, has also entered into an administration agreement (“Merx Administration Agreement”) with the Administrator under which the Administrator provides administrative services to Merx for an annual fee of $150. The fee received from Merx by the Company is included in expense reimbursements in the Statement of Operations. For the three months ended June 30, 2015 and June 30, 2014, the Company recognized expense reimbursements of $37 and $0 respectively, under the Merx Administration Agreement.

The Company has also entered into an expense reimbursement agreement with Merx Aviation Finance Assets Ireland, Limited, an affiliate of Merx that will reimburse the Company for reasonable out-of-pocket expenses incurred, including any interest, fees or other amounts incurred by the Company in connection with letters of credit issued on its behalf. For the three months ended June 30, 2015 and June 30, 2014, the Company recognized expenses that were reimbursed under the expense reimbursement agreement of $20 and $20 respectively.
Note 4. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC 260-10, for the three months ended June 30, 2015 and June 30, 2014, respectively:

	Three Months Ended June 30,
	2015	2014
Earnings per share — basic Numerator for increase in net assets per share:	$6,390	$64,636
Denominator for basic weighted average shares:	236,741,351	236,741,351
Basic earnings per share:	$0.03	$0.27
Earnings per share — diluted* Numerator for increase in net assets per share:	$6,390	$64,636
Adjustment for interest on convertible notes and for incentive fees, net	2,549	2,556
Numerator for increase in net assets per share, as adjusted	$8,939	$67,192
Denominator for weighted average shares, as adjusted for dilutive effect of convertible notes:	251,289,451	251,289,451
Diluted earnings per share:	$0.03	$0.27
* In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. For the three months ended June 30, 2015 and June 30, 2014, anti-dilution would total $0.01 and $0.00, respectively.
Note 5. Investments

Merx Aviation Finance, LLC —
Merx Aviation Finance, LLC and its subsidiaries ("Merx Aviation") are principally engaged in acquiring and leasing commercial aircraft to airlines. Its focus is on current generation aircraft, held either domestically or internationally. Merx Aviation may acquire fleets of aircraft through securitized, non-recourse debt or individual aircraft. Merx Aviation is not intended to compete with the numerous large lessors but rather to be complementary to them, providing them capital for various transactions. Merx Aviation also may outsource its aircraft servicing requirements to the large lessors that have the global staff necessary to complete such tasks.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

Merx Aviation is considered a significant majority owned subsidiary under SEC Regulation S-X Rule 10-01(b)(1) for the three months ended June 30, 2015 and under Regulation S-X Rule 4-08(g) for three months ended June 30, 2014. Based on the S-X 10-01(b)(1) requirements, the summarized consolidated financial information of Merx Aviation is shown below:

	Three Months Ended June 30, 2015 (unaudited)	Three Months Ended June 30, 2014 (unaudited)
Net revenue	$33,473	$16,986
Gross profit	$22,541	$10,470
Earnings before taxes	$7,153	$668
Net profit (loss)	$6,988	$661

Fair Value Measurement and Disclosures
At June 30, 2015, our investments, measured at fair value, were categorized as follows in the fair value hierarchy for ASC 820 purposes:

			Fair Value Measurement at Reporting Date Using:
Description	Cost	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
1st Lien Secured Debt	$1,251,367	$1,201,144	—	$105,243	$1,095,901
2nd Lien Secured Debt	956,075	912,819	—	422,683	490,136
Unsecured Debt	349,656	323,022	—	54,170	268,852
Structured Products and Other	392,762	412,564	—	—	412,564
Preferred Equity	157,787	128,302	—	—	128,302
Common Equity/Interests	291,178	330,490	7,549	—	322,941
Warrants	5,016	5,573	—	—	5,573
Total Investments	$3,403,841	$3,313,914	$7,549	$582,096	$2,724,269

At March 31, 2015, our investments that were measured at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

			Fair Value Measurement at Reporting Date Using:
Description	Cost	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
1st Lien Secured Debt	$1,252,324	$1,193,847	—	177,817	1,016,030
2nd Lien Secured Debt	820,840	805,625	—	293,515	512,110
Unsecured Debt	530,366	475,434	—	123,463	351,971
Structured Products and Other	349,813	374,368	—	—	374,368
Preferred Equity	197,365	165,101	—	—	165,101
Common Equity/Interests	330,851	329,881	—	81	329,800
Warrants	5,016	5,571	—	—	5,571
Total Investments	$3,486,575	$3,349,827	$—	$594,876	$2,754,951

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

The following chart shows the components of change in our investments categorized as Level 3, for the three months ended June 30, 2015.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)*
	1st Lien Secured Debt (2)	2nd Lien Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Beginning Balance, March 31, 2015	$1,016,030	$512,110	$351,971	$374,368	$165,101	$329,800	$5,571	$2,754,951
Total realized gains (losses) included in earnings	(386)	18	(9,892)	(67)	—	(42,725)	—	(53,052)
Total change in unrealized gain (loss) included in earnings	(3,116)	(21,299)	(5,564)	(4,752)	2,779	40,251	2	8,301
Net amortization on investments	600	(322)	121	107	—	—	—	506
Purchases, including capitalized PIK (3)	209,442	129,834	30,771	47,369	22,929	41,338	—	481,683
Sales (3)	(143,315)	(32,699)	(97,622)	(4,461)	(62,507)	(38,285)	—	(378,889)
Transfers out of Level 3 (1)	—	(97,506)	(933)	—	—	(7,549)	—	(105,988)
Transfers into Level 3 (1)	16,646	—	—	—	—	111	—	16,757
Ending Balance, June 30, 2015	$1,095,901	$490,136	$268,852	$412,564	$128,302	$322,941	$5,573	$2,724,269
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gain (loss) relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gain (loss) on investments in our Statement of Operations	$(29,893)	$(22,190)	$(12,686)	$(3,081)	$2,780	$16,986	$2	$(48,082)
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

(2)	Includes unfunded revolver obligations and letters of credit measured at fair value of ($3,963).

(3)	Includes reorganizations and restructurings.

*	Pursuant to fair value measurement and disclosure guidance, the Company currently categorizes investments by class as shown above.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

The following chart shows the components of change in our investments categorized as Level 3, for the three months ended June 30, 2014.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)*
	1st Lien Secured Debt (2)	2nd Lien Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Beginning Balance, March 31, 2014	$612,794	$322,889	$415,079	$208,901	$93,062	$274,699	$11,174	$1,938,598
Total realized gains (losses) included in earnings	181	181	(1,752)	(107)	—	(13,104)	—	(14,601)
Total change in unrealized gain (loss) included in earnings	930	504	(404)	2,264	(214)	27,212	2,705	32,997
Net amortization on investments	894	335	364	54	—	—	—	1,647
Purchases, including capitalized PIK (3)	198,553	136,664	11,651	78,724	10,776	14,080	—	450,448
Sales (3)	(38,949)	(27,615)	(24,794)	(14,232)	—	(1,037)	—	(106,627)
Transfers out of Level 3 (1)	2,455	(15,300)	—	—	—	(45)	—	(12,890)
Transfers into Level 3 (1)	—	—	19,900	—	—	—	—	19,900
Ending Balance, June 30, 2014	$776,858	$417,658	$420,044	$275,604	$103,624	$301,805	$13,879	$2,309,472
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gain (loss) relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gain (loss) on investments in our Statement of Operations	$1,172	$1,075	$(1,903)	$3,275	$(214)	$31,930	$2,705	$38,040
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

(2)	Includes unfunded revolver obligations and letters of credit measured at fair value of ($3,405).

(3)	Includes reorganizations and restructurings.

*	Pursuant to fair value measurement and disclosure guidance, the Company currently categorizes investments by class as shown above.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

The following tables summarize the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 3 as of June 30, 2015 and March 31, 2015. In addition to the techniques and inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of June 30, 2015	Valuation Techniques/ Methodologies	Unobservable Input	Range		Weighted Average
1st Lien	$563,658	Yield Analysis	Discount Rate	7.9%	16.0%	13.0%
	352,084	Discounted Cash Flow	Discount Rate	12.0%	12.0%	12.0%
	25,177	Recent Transactions	Recent Transactions	N/A	N/A	N/A
	22,205	Recovery Analysis	N/A	N/A	N/A	N/A
	132,777	Broker Quoted	Broker Quote	N/A	N/A	N/A
2nd Lien	220,354	Yield Analysis	Discount Rate	9.6%	19.9%	12.8%
	14,625	Recent Transactions	Recent Transactions	N/A	N/A	N/A
	75,150	Recovery Analysis	N/A	N/A	N/A	N/A
	180,007	Broker Quoted	Broker Quote	N/A	N/A	N/A
Unsecured Debt	259,685	Yield Analysis	Discount Rate	10.0%	30.1%	12.1%
	9,167	Broker Quoted	Broker Quote	N/A	N/A	N/A
Structured Products and Other	2,425	Yield Analysis	Discount Rate	15.0%	15.0%	15.0%
	382,425	Discounted Cash Flow	Discount Rate	4.2%	16.0%	12.0%
	12,457	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	15,257	Broker Quoted	Broker Quote	N/A	N/A	N/A
Preferred Equity	5,046	Market Comparable Approach	Comparable Multiple	2.2x	12.3x	12.1x
	23,681	Yield Analysis	Discount Rate	10.8%	10.8%	10.8%
	9,469	Discounted Cash Flow	Discount Rate	15.9%	15.9%	15.9%
	90,106	Options Pricing Model	Expected Volatility	70.0%	70.0%	70.0%
Common Equity/Interests	68,127	Market Comparable Approach	Comparable Multiple	2.2x	11.6x	8.9x
	250,200	Discounted Cash Flow	Discount Rate	9.7%	30.0%	11.5%
	4,502	Other	Illiquidity/ Restrictive discount	7.0%	7.0%	7.0%
	112	Broker Quoted	Broker Quote	N/A	N/A	N/A
Warrants	1,346	Market Comparable Approach	Comparable Multiple	4.8x	10.4x	10.2x
	129	Other	Illiquidity/ Restrictive discount	20.0%	20.0%	20.0%
	4,098	Recent Transaction	Recent Transaction	N/A	N/A	N/A
Total	$2,724,269
N/A – Not applicable

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of March 31, 2015	Valuation Techniques/ Methodologies	Unobservable Input	Range		Weighted Average
1st Lien Secured Debt	$531,654	Yield Analysis	Discount Rate	7.9%	20.9%	13.0%
	352,084	Discounted Cash Flow	Discount Rate	12.0%	12.0%	12.0%
	14,377	Recent Transactions	Recent Transactions	N/A	N/A	N/A
	117,915	Broker Quoted	Broker Quote	N/A	N/A	N/A
2nd Lien Secured Debt	247,585	Yield Analysis	Discount Rate	9.7%	19.7%	14.5%
	264,525	Broker Quoted	Broker Quote	N/A	N/A	N/A
Unsecured Debt	329,831	Yield Analysis	Discount Rate	9.7%	22.0%	11.4%
	22,140	Broker Quoted	Broker Quote	N/A	N/A	N/A
Structured Products and Other	39,296	Yield Analysis	Discount Rate	8.4%	15.0%	8.8%
	317,381	Discounted Cash Flow	Discount Rate	3.8%	15.0%	12.4%
	17,691	Broker Quoted	Broker Quote	N/A	N/A	N/A
Preferred Equity	66,976	Market Comparable Approach	Comparable Multiple	2.2x	11.7x	7.3x
	23,645	Yield Analysis	Discount Rate	10.8%	10.8%	10.8%
	9,309	Discounted Cash Flow	Discount Rate	15.9%	15.9%	15.9%
	65,171	Options Pricing Model	Expected Volatility	70.0%	70.0%	70.0%
Common Equity/Interests	121,169	Market Comparable Approach	Comparable Multiple	2.2x	10.8x	8.3x
	203,469	Discounted Cash Flow	Discount Rate	11.4%	30.0%	13.0%
	5,162	Other	Illiquidity/Restrictive discount	7.0%	7.0%	7.0%
Warrants	1,399	Market Comparable Approach	Comparable Multiple	4.8x	11.4x	11.2x
	222	Other	Illiquidity/ Restrictive discount	20.0%	20.0%	20.0%
	3,950	Recent Transactions	Recent Transactions	N/A	N/A	N/A
Total	$2,754,951
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
PIK income for the three months ended June 30, 2015 and June 30, 2014 is summarized below:

	Three Months Ended,
	June 30, 2015	June 30, 2014
PIK income for the period	$8,077	$6,827

Capitalized PIK income for the three months ended June 30, 2015 and June 30, 2014 is summarized below:

	Three Months Ended,
	June 30, 2015	June 30, 2014
PIK balance at beginning of period	$86,903	$58,185
Gross PIK income capitalized	15,596	11,545
Adjustments due to investment exits	—	—
PIK income received in cash	(48,344)	—
PIK balance at end of period	$54,155	$69,730

Investments on Non-Accrual Status

As of June 30, 2015, 2.5% of total investments at amortized cost (or 0.4% of total investments at fair value) were on non-accrual status. As of March 31, 2015, 1.3% of total investments at amortized cost (or 0.1% of total investments at fair value) were on non-accrual status.
Note 6. Foreign Currency Transactions and Translations
The Company had the following outstanding non-US borrowings on its Senior Secured Facility (as defined in note 9) at June 30, 2015 and March 31, 2015 as summarized below.

	As of June 30, 2015
Foreign Currency	Local Currency		Original Borrowed Value	Current Value	Reset Date	Unrealized Gain (Loss)
British Pounds		£6,500	$9,926	$10,222	7/8/2015	$(296)
British Pounds		£3,000	4,503	4,718	7/15/2015	(215)
British Pounds		£27,000	39,956	42,463	7/22/2015	(2,507)
British Pounds		£14,000	21,076	22,018	7/27/2015	(942)
British Pounds		£7,600	12,124	11,953	7/31/2015	171
Euros		€3,700	4,972	4,123	7/30/2015	849
Canadian Dollars	C$	55,100	50,991	44,135	7/31/2015	6,856
			$143,548	$139,632		$3,916

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

	As of March 31, 2015
Foreign Currency	Local Currency		Original Borrowed Value	Current Value	Reset Date	Unrealized Gain (Loss)
British Pounds		£6,500	$9,926	$9,649	4/7/2015	$277
British Pounds		£25,000	37,525	37,112	4/13/2015	413
British Pounds		£27,000	39,956	40,082	4/20/2015	(126)
British Pounds		£7,600	12,124	11,282	4/30/2015	842
Euros		€19,200	25,803	20,621	4/30/2015	5,182
Canadian Dollars	C$	65,100	60,245	51,402	4/30/2015	8,843
			$185,579	$170,148		$15,431
Note 7. Cash Equivalents
There were no cash equivalents held as of June 30, 2015 and March 31, 2015.

Note 8. Financial Highlights
The following is a schedule of financial highlights for the three months ended June 30, 2015 and the fiscal year ended March 31, 2015:

	Three Months Ended June 30, 2015 (unaudited)	Fiscal Year Ended March 31, 2015
Per Share Data:
Net asset value, beginning of period	$8.18	$8.67
Net investment income (1)	0.22	0.96
Net realized and unrealized loss	(0.19)	(0.64)
Net increase in net assets resulting from operations	0.03	0.32
Dividends to stockholders from income (3)	(0.20)	(0.70)
Dividends to stockholders from return of capital (3)	—	(0.10)
Effect of anti-dilution (dilution)	—	—
Offering costs (4)	—	—
Net asset value at end of period (2)	$8.01	$8.18
Per share market value at end of period	$7.08	$7.68
Total return (5)	(5.2)%	1.9%
Shares outstanding at end of period	236,741,351	236,741,351
Ratio/Supplemental Data:
Net assets at end of period (in millions)	$1,896.7	$1,937.6
Ratio of net investment income to average net assets (7)	10.70%	11.27%
Ratio of operating expenses to average net assets (6) (7)	5.93%	6.25%
Ratio of interest and other debt expenses to average net assets (7)	4.70%	3.91%
Ratio of net expenses to average net assets (6) (7)	10.63%	10.16%
Average debt outstanding (in millions)	$1,535	$1,586
Average debt per share	$6.48	$6.70
Portfolio turnover ratio (7)	61.3%	62.1%

(1)	Per share net investment income is based on the average shares outstanding.

(2)	Numbers may not sum due to rounding.

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

(4)	Offering costs per share represent less than one cent per average share for the three months ended June 30, 2015 and fiscal year ended March 31, 2015.

(5)
Total return is based on the change in market price per share during the respective periods. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.

(6)
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown inclusive of all voluntary management and incentive fee waivers (see note 3). For the three months ended June 30, 2015, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 6.88% and 11.59%, respectively, without the voluntary fee waivers. For the fiscal year ended March 31, 2015, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 7.03% and 10.95%, respectively, without the voluntary fee waivers.

(7)	Annualized for the three months ended June 30, 2015.

Information about our senior securities is shown in the following table as of each year ended March 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)		Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit (4)
Senior Secured Facility
Fiscal 2016 (through June 30, 2015)	$276,631	(5)	$470	$—	N/A
Fiscal 2015	384,648		588	—	N/A
Fiscal 2014	602,261		1,095	—	N/A
Fiscal 2013	536,067		1,137	—	N/A
Fiscal 2012	539,337		1,427	—	N/A
Fiscal 2011	628,443		1,707	—	N/A
Fiscal 2010	1,060,616		2,671	—	N/A
Fiscal 2009	1,057,601		2,320	—	N/A
Fiscal 2008	1,639,122		2,158	—	N/A
Fiscal 2007	492,312		4,757	—	N/A
Fiscal 2006	323,852		4,798	—	N/A
Senior Secured Notes
Fiscal 2016 (through June 30, 2015)	$270,000		$459	$—	N/A
Fiscal 2015	270,000		413	—	N/A
Fiscal 2014	270,000		491	—	N/A
Fiscal 2013	270,000		572	—	N/A
Fiscal 2012	270,000		714	—	N/A
Fiscal 2011	225,000		611	—	N/A
Fiscal 2010	—		—	—	N/A
Fiscal 2009	—		—	—	N/A
Fiscal 2008	—		—	—	N/A
Fiscal 2007	—		—	—	N/A
Fiscal 2006	—		—	—	N/A

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit (4)
2042 Notes
Fiscal 2016 (through June 30, 2015)	$150,000	$255	$—	$100.44
Fiscal 2015	150,000	230	—	99.59
Fiscal 2014	150,000	273	—	92.11
Fiscal 2013	150,000	318	—	97.43
Fiscal 2012	—	—	—	N/A
Fiscal 2011	—	—	—	N/A
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
2043 Notes
Fiscal 2016 (through June 30, 2015)	$150,000	$255	$—	$101.36
Fiscal 2015	150,000	230	—	99.74
Fiscal 2014	150,000	273	—	89.88
Fiscal 2013	—	—	—	N/A
Fiscal 2012	—	—	—	N/A
Fiscal 2011	—	—	—	N/A
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
2025 Notes	—	—	—	N/A
Fiscal 2016 (through June 30, 2015)	$344,259	$585	$—	N/A
Fiscal 2015	344,111	526	—	N/A
Fiscal 2014	—	—	—	N/A
Fiscal 2013	—	—	—	N/A
Fiscal 2012	—	—	—	N/A
Fiscal 2011	—	—	—	N/A
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
Convertible Notes
Fiscal 2016 (through June 30, 2015)	$200,000	$340	$—	$101.30
Fiscal 2015	200,000	306	—	104.43
Fiscal 2014	200,000	364	—	106.60
Fiscal 2013	200,000	424	—	102.84
Fiscal 2012	200,000	529	—	97.81
Fiscal 2011	200,000	544	—	N/A	(6)
Fiscal 2010	—	—	—	N/A

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit (4)
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
Total Debt Securities
Fiscal 2016 (through June 30, 2015)	$1,390,890	$2,364	$—	N/A
Fiscal 2015	1,498,759	2,293	—	N/A
Fiscal 2014	1,372,261	2,496	—	N/A
Fiscal 2013	1,156,067	2,451	—	N/A
Fiscal 2012	1,009,337	2,670	—	N/A
Fiscal 2011	1,053,443	2,862	—	N/A
Fiscal 2010	1,060,616	2,671	—	N/A
Fiscal 2009	1,057,601	2,320	—	N/A
Fiscal 2008	1,639,122	2,158	—	N/A
Fiscal 2007	492,312	4,757	—	N/A
Fiscal 2006	323,852	4,798	—	N/A
 N/A - Not applicable

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.

(2)
The asset coverage ratio for the total senior securities representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by senior securities, divided by the total senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the Asset Coverage Per Unit for each class of debt, the Asset Coverage Per Unit was allocated based on the amount of indebtedness outstanding at the end of the period for each class of debt.

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

(5)	Included in this amount are foreign currency debt obligations as outlined in the table in note 6.

(6)	Restrictive legends were removed in 2012.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

Note 9. Debt
The Company’s outstanding debt obligations as of June 30, 2015 were as follows:

	June 30, 2015
	Date Issued / Amended	Total Aggregate Principal Amount Committed	Principal Amount Outstanding		Fair Value		Final Maturity Date
Senior Secured Facility	2015	$1,310,000	$276,631	*	$277,901	(1)	4/24/2020
Senior Secured Notes	2010	225,000	225,000		226,326	(1)	10/4/2015
Senior Secured Notes (Series A)	2011	29,000	29,000		29,648	(1)	9/29/2016
Senior Secured Notes (Series B)	2011	16,000	16,000		16,975	(1)	9/29/2018
2042 Notes	2012	150,000	150,000		150,660	(2)	10/15/2042
2043 Notes	2013	150,000	150,000		152,040	(2)	7/15/2043
2025 Notes	2015	350,000	344,259		354,887	(1)	3/3/2025
Convertible Notes	2011	200,000	200,000		202,600	(2)	1/15/2016
Total Debt Obligations		$2,430,000	$1,390,890		$1,411,037

*	Included in this amount is foreign currency debt obligations as outlined in the table in note 6.

(1)
The fair value of these debt obligations are categorized as Level 3 under ASC 820 as of June 30, 2015. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.

(2)	The fair value of these debt obligations are categorized as Level 1 under ASC 820 as of March 31, 2015. The valuation is based on quoted prices of identical liabilities in active markets.
Senior Secured Facility
On April 24, 2015, the Company amended and restated its senior secured, multi-currency, revolving credit facility (the “Senior Secured Facility”). The facility increased the lenders’ commitments to approximately $1,310,000 and extended the final maturity date through April 24, 2020, and allows the Company to seek additional commitments from new and existing lenders in the future, up to an aggregate facility size not to exceed $1,965,000. The Senior Secured Facility is secured by substantially all of the assets in Apollo Investment’s portfolio, including cash and cash equivalents. Commencing April 24, 2019, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the Senior Secured Facility as of April 24, 2020. In addition, the stated interest rate on the facility was changed from LIBOR plus 2.00% to a formula-based calculation, based on a minimum borrowing base, resulting in a stated interest rate of either LIBOR plus 1.75%, or LIBOR plus 2.00%. As of June 30, 2015, the stated interest rate on the facility is LIBOR plus 2.00%. The Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Senior Secured Facility and a letter of credit participation fee of 2.00% per annum plus a letter of credit fronting fee of 0.25% per annum on the letters of credit issued. The Senior Secured Facility contains affirmative and restrictive covenants, including: (a) periodic financial reporting requirements, (b) maintaining minimum stockholders’ equity of the greater of (i) 40% of the total assets of Apollo Investment and its consolidated subsidiaries as at the last day of any fiscal quarter and (ii) the sum of (A) $870,000 plus (B) 25% of the net proceeds from the sale of equity interests in Apollo Investment after the closing date of the Senior Secured Facility, (c) maintaining a ratio of total assets, less total liabilities (other than indebtedness) to total indebtedness, in each case of Apollo Investment and its consolidated subsidiaries, of not less than 2.0:1.0, (d) limitations on the incurrence of additional indebtedness, including a requirement to meet a certain minimum liquidity threshold before Apollo Investment can incur such additional debt, (e) limitations on liens, (f) limitations on investments (other than in the ordinary course of Apollo Investment’s business), (g) limitations on mergers and disposition of assets (other than in the normal course of Apollo Investment’s business activities), (h) limitations on the creation or existence of agreements that permit liens on properties of Apollo Investment’s consolidated subsidiaries and (i) limitations on the repurchase or redemption of certain unsecured debt and debt securities. In addition to the asset coverage ratio described in clause (c) of the preceding sentence, borrowings under the Senior Secured Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in Apollo Investment’s portfolio. The Senior Secured Facility also provides for the issuance of letters of credit for up to an aggregate amount of $150,000. As of June 30, 2015

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

and March 31, 2015, the Company had $23,011 and $25,246, respectively, in standby letters of credit issued through the Senior Secured Facility. The amount available for borrowing under the Senior Secured Facility is reduced by any standby letters of credit issued. Under GAAP, these letters of credit are considered commitments because no funding has been made and as such are not considered a liability. These letters of credit are not senior securities because they are not in form of a typical financial guarantee and the portfolio companies are obligated to refund any drawn amounts. The available remaining capacity under the Senior Secured Facility was $1,010,358 at June 30, 2015. Terms used in this paragraph have the meanings set forth in the Senior Secured Facility.
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

2024 Notes
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

2025 Notes
On March 3, 2015, the issued $350,000 in the aggregate principal amount of 5.25% unsecured notes due 2025 for net proceeds of $343,650 (the "2025 Notes"). Interest on the 2025 Notes is due semi-annually on March 3 and September 3, commencing on September 3, 2015. The 2025 Notes are a general, unsecured obligation and rank equal in right of payment with all of our existing unsecured indebtedness.
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
The following chart summarizes the components of average outstanding debt, maximum amount of debt outstanding, and the annualized interest cost, including commitment fees, for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Average outstanding debt balance	$1,534,957	$1,552,268
Maximum amount of debt outstanding	1,657,288	1,685,389

Weighted average annualized interest cost, including commitment fees, but excluding debt issuance costs (1)	5.29%	4.44%
Annualized amortized debt issuance cost	0.56%	0.43%
Total annualized interest cost	5.85%	4.87%
_________________

(1)	Commitment fees for the three months ended June 30, 2015 and June 30, 2014 were $811 and $441, respectively.
As of June 30, 2015, the Company is in compliance with all debt covenants.
Note 10. Stockholders' Equity
There were no equity offerings of common stock during the three months ended June 30, 2015 and fiscal year ended March 31, 2015.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (continued)
(in thousands except share and per share amounts)

On August 6, 2015, the Company adopted a plan for the purpose of repurchasing up to $50 million of its common stock in accordance with applicable rules specified in the Securities Exchange Act of 1934 (the "2015 Repurchase Plan"). This plan replaces the plan which was previously authorized and approved on August 11, 2011. The 2015 Repurchase Plan is designed to allow the Company to repurchase its shares both during its open window periods and at times when it otherwise might be prevented from doing so under applicable insider trading laws or because of self-imposed trading blackout periods. A broker selected by the Company will have the authority under the terms and limitations specified in an agreement with the Company to repurchase shares on the Company’s behalf in accordance with the terms of the 2015 Repurchase Plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the 2015 Repurchase Plan. Pursuant to the 2015 Repurchase Plan, the Company may from time to time repurchase a portion of its shares of common stock and the Company is hereby notifying shareholders of its intention as required by applicable securities law.

On September 12, 2014, the Company announced an At the Market (“ATM”) program through which the Company can sell up to 16 million shares of its common stock from time to time. As of June 30, 2015, no shares had been sold through the Company’s ATM program.

Note 11. Commitments and Contingencies
As of June 30, 2015 and March 31, 2015, the Company’s unfunded commitments and contingencies were as follows:

	As of June 30, 2015	As of March 31, 2015
Unfunded revolver obligations and bridge loans commitments (1)	$74,362	$206,294
Unfunded delayed draw commitments on senior loans to portfolio companies (2)	32,162	102,092
Unfunded delayed draw commitments on senior loans to portfolio companies (performance thresholds not met) (3)	10,130	23,436
Standby letters of credit issued for certain portfolio companies for which the Company and portfolio companies are liable (4)	22,398	34,433
_________________

(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of June 30, 2015, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that needs to be met prior to funding.

(2)
The Company’s commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions which can include covenants to maintain specified leverage levels and other related borrowing base covenants.

(3)	The borrowers are required to meet certain performance thresholds before the Company is obligated to fulfill the commitments and those performance thresholds were not met as of June 30, 2015.

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

As of August 6, 2015 the outstanding commitments to purchase secured term loans and unsecured bridge loans, which existed as of June 30, 2015 were reduced by $27,807.
Note 12. Subsequent Events
On August 5, 2015, the Board of Directors declared a dividend of $0.20 per share for the first fiscal quarter of 2016, payable on October 6, 2015 to stockholders of record as of September 21, 2015.
On August 5, 2015, the Company adopted a plan for the purpose of repurchasing up to $50 million of its common stock in accordance with applicable rules of the Securities Exchange Act of 1934. Please refer to Note 10. Stockholders’ Equity for detail.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Apollo Investment Corporation:

We have reviewed the accompanying statement of assets and liabilities of Apollo Investment Corporation (the “Company”), including the schedule of investments, as of June 30, 2015, the related statements of operations and of cash flows for the three-month periods ended June 30, 2015 and June 30, 2014, and the statement of changes in net assets for the three month period ended June 30, 2015. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities, including the schedule of investments, as of March 31, 2015, and the related statements of operations (not presented herein), of changes in net assets and of cash flows (not presented herein) for the year then ended, and in our report dated May 19, 2015, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of assets and liabilities, including the schedule of investments, as of March 31, 2015, and the related statement of changes in net assets for the year then ended, is fairly stated in all material respects in relation to the statements of assets and liabilities, including the schedule of investments, and of changes in net assets from which it has been derived.

/s/  PricewaterhouseCoopers LLP
New York, New York
August 6, 2015

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
OVERVIEW
Apollo Investment was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a BDC under the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a RIC under Subchapter M of the Code. Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. Apollo Investment commenced operations on April 8, 2004 upon completion of its initial public offering that raised $870 million in net proceeds from selling 62 million shares of its common stock at a price of $15.00 per share. Since then, and through June 30, 2015, we have raised approximately $2.21 billion in net proceeds from additional offerings of common stock.
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

Portfolio and Investment Activity
Our portfolio and investment activity during the three months ended June 30, 2015 and 2014 is as follows:

(amounts in millions)	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Investment made in portfolio companies (1)	$509	$650
Investments sold	(334)	(397)
Net activity before repaid investments	175	253
Investments repaid	(198)	(120)
Net investment activity	$(23)	$133

Portfolio companies, at beginning of period	105	111
Number of new portfolio companies	10	25
Number of exited companies	(13)	(19)
Portfolio companies, at end of period	102	117

Number of investments in existing portfolio companies	20	24
_________________

(1)	Investments were primarily made through a combination of primary and secondary debt investments.
Our portfolio composition and weighted average yields at June 30, 2015 and at March 31, 2015 are as follows:

	June 30, 2015		March 31, 2015
Portfolio composition, measured at fair value:
Secured debt	64%		60%
Unsecured debt	10%		14%
Structured products and other (1)	12%		11%
Preferred equity	4%		5%
Common equity and warrants	10%		10%
Weighted average yields, at current cost basis, exclusive of securities on non-accrual status (2):
Secured debt portfolio	11.5%		11.2%
Unsecured debt portfolio	11.3%		10.9%
Total debt portfolio	11.5%		11.2%
Income-bearing investment portfolio composition, measured at fair value:
Fixed rate amount	$1.1	billion	$1.3	billion
Floating rate amount	$1.5	billion	$1.4	billion
Fixed rate %	41%		48%
Floating rate %	59%		52%
Income-bearing investment portfolio composition, measured at cost:
Fixed rate amount	$1.1	billion	$1.4	billion
Floating rate amount	$1.6	billion	$1.4	billion
Fixed rate %	42%		50%
Floating rate %	58%		50%
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
Since the initial public offering of Apollo Investment in April 2004 and through June 30, 2015, invested capital totaled $15.9 billion in 360 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 100 different financial sponsors.
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
Fair Value Measurements
The Company follows guidance in ASC 820, Fair Value Measurement, where fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are determined within a framework that establishes a three-tier hierarchy which maximizes the use of observable market data and minimizes the use of unobservable inputs to establish a classification of fair value measurements for disclosure purposes. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk, such as the risk inherent in a particular valuation technique used to measure fair value using a pricing model and/or the risk inherent in the inputs for the valuation technique. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company's own assumptions about the assumptions market participants would use in pricing the asset or liability based on the information available. The inputs or methodology used for valuing assets or liabilities may not be an indication of the risks associated with investing in those assets or liabilities. Under procedures established by our board of directors, we value investments, including certain secured debt, unsecured debt, and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations (unless they are deemed not to represent fair value). We attempt to obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker or a primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. If and when market quotations are deemed not to represent fair value, we typically utilize independent third party valuation firms to assist us in determining fair value. Accordingly, such investments go through our multi-step valuation process as described below. In each case, our independent valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations for such investments. Debt investments with remaining maturities of 60 days or less may each be valued at cost with interest accrued or discount amortized to the date of maturity (although they are typically valued at available market quotations), unless such valuation, in the judgment of our investment adviser, does not represent fair value. In this case such investments shall be valued at fair value as determined in good faith by or under the direction of our board of directors, including using market quotations where available. Investments that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of our board of directors. Such determination of fair values may involve subjective judgments and estimates.
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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company's capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered in the valuation process of independent valuation firms. As of June 30, 2015, there was no change to the Company’s valuation techniques and related inputs considered in the valuation process.
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
In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. Of the Company's investments at June 30, 2015, $2.72 billion or 82% of the Company's investments were classified as Level 3.
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
RESULTS OF OPERATIONS
Operating results for the three months ended June 30, 2015 and 2014 were as follows:

(in thousands)	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Investment income
Interest	$84,354	$93,623
Dividends	13,774	6,595
Other	3,538	2,362
Total investment income	$101,666	$102,580
Expenses
Base management fees and performance-based incentive fees, net of amounts waived	$(24,704)	$(26,426)
Interest and other debt expenses, net of expense reimbursements	(22,416)	(18,882)
Administrative services expenses, net of expense reimbursements	(1,397)	(1,433)
Other general and administrative expenses	(2,163)	(2,288)
Net expenses	(50,680)	(49,029)
Net investment income	$50,986	$53,551
Realized and unrealized gain (loss) on investments, cash equivalents, and foreign currencies
Net realized loss	$(80,926)	$(13,333)
Net change in unrealized gain	36,330	24,418
Net realized and unrealized gain (loss) from investments, cash equivalents and foreign currencies	(44,596)	11,085
Net increase (decrease) in net assets resulting from operations	$6,390	$64,636

Net investment income per share on per average share basis	$0.22	$0.23
Earnings per share - basic	$0.03	$0.27
Earnings per share - diluted	$0.03	$0.27

Total Investment Income
The decrease in total investment income for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was due to a decrease in interest income of approximately $9.3 million primarily due to a lower income-bearing investment portfolio and an increase in investments on non-accrual as of June 30, 2015 compared to June 30, 2014. This decrease in interest income was partially offset by an increase in income from original issue discount and prepayment fees, which totaled approximately $8.0 million and $6.1 million for the three months ended June 30, 2015 and three months ended June 30, 2014, respectively. The decrease in interest income was offset by an increase in dividend income by $7.2 million, primarily due to investments in AMP Solar (UK) Limited, Golden Hill CLO I, Ivy Hill Middle Market Fund IX, Ltd, and MSEA Tankers LLC.

Net Expenses
The increase in expenses for the three months ended June 30, 2015 compared to three months ended June 30, 2014 was primarily driven by an increase of $3.5 million in interest and other debt expenses. Interest and other debt costs were higher due to the issuance of the 2025 Notes issued in March 2015, which increased total annualized cost of debt to 5.85% for the three months ended June 30, 2015 from 4.87% for the three months ended June 30, 2014. This increase was partially offset by a decrease in the average debt outstanding balance, which decreased to $1.53 billion during the three months ended June 30, 2015 from $1.55 billion during the three months ended June 30, 2014. Management and performance-based incentive fees decreased by $1.7 million primarily due to the decrease in the size of the portfolio and fees from CION.

Net Realized Loss
Net realized losses for the three months ended June 30, 2015 were $80.9 million and comprised of $8.7 million of realized gains and $89.6 million of realized losses. Significant realized gains (losses) for the three months ended June 30, 2015 are summarized below:

(in millions)	Net Realized Gain (Loss)
PlayPower Holdings Inc.*	$(42.9)
Molycorp, Inc.*	(22.1)
PetroBakken Energy Ltd.*	(9.0)
BCA Osprey II Limited *	(7.4)
Venoco, Inc. (Denver Parent)*	(4.2)
Other (net)	4.7
$(80.9)

Net realized losses for the three months ended June 30, 2014 were $13.3 million and comprised of $9.8 million of realized gains and $23.1 million of realized losses. Significant realized gains (losses) for the three months ended June 30, 2014 are summarized below:

(in millions)	Net Realized Gain (Loss)
Altegrity, Inc.*	$(17.4)
inVentiv Health, Inc.*	(2.4)
First Data Corp.*	1.9
Exova Limited*	1.7
Other (net)	2.9
$(13.3)

* For these investments with realized losses and realized gains, we had recorded unrealized losses and unrealized gains in prior quarters, respectively.

Net Change in Unrealized Gain
Net change in unrealized losses for the three months ended June 30, 2015 was $36.3 million and was comprised of $110.8 million of gross unrealized gains and $74.5 million of gross unrealized losses. Significant unrealized gains (losses) for the three months ended June 30, 2015 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
PlayPower Holdings Inc.*	$21.8
Molycorp, Inc.*	20.4
PetroBakken Energy Ltd.*	10.6
Venoco, Inc. (Denver Parent)*	9.8
Generation Brands Holdings, Inc. (Quality Homes)	9.0
BCA Osprey II Limited*	5.6
SquareTwo (CA Holdings, Collect America, Ltd.)	(10.7)
Artsonig Pty Ltd	(9.9)
Miller Energy Resources, Inc.	(7.8)
Magnetation, LLC	(6.4)
Other (net)	(6.1)
$36.3
Net change in unrealized gains for the three months ended June 30, 2014 was $24.4 million and was comprised of $83.2 million of gross unrealized gains and $58.8 million of gross unrealized losses. Significant unrealized gains (losses) for the three months ended June 30, 2014 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Altegrity, Inc.*	$16.6
PlayPower Holdings Inc.	6.9
Aventine Renewable Energy Holdings, Inc.	5.6
Generation Brands Holdings, Inc. (Quality Homes)	5.4
inVentiv Health, Inc.*	4.7
Merx Aviation Finance, LLC	4.5
PetroBakken Energy Ltd.*	2.4
River Cree Enterprises LP	1.9
Exova Limited*	(6.8)
SquareTwo (CA Holdings, Collect America, Ltd.)	(4.5)
Molycorp, Inc.	(3.6)
LVI Group Investments, LLC	(2.3)
U.S. Security Associates Holdings, Inc.	(2.0)
Venoco, Inc. (Denver Parent)	(2.0)
Other (net)	(2.4)
$24.4
* These investments had unrealized losses and unrealized gain as of prior quarter, which were reversed in the current quarter upon the exit of the investments.

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

Debt
At June 30, 2015, the Company had $276.6 million in borrowings outstanding on its Senior Secured Facility and $1,010.4 million of unused capacity. As of June 30, 2015, aggregate lender commitments under the Senior Secured Facility totaled $1.31 billion. See note 9 and note 10 within the Notes to Financial Statements for information on the Company's debt and public offerings.

The Company's debt maturities by period are summarized below:

	Payments due by Period as of June 30, 2015 (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Facility (1)	$277	$—	$—	$277	$—
Senior Secured Notes	$225	$225	$—	$—	$—
Senior Secured Notes (Series A)	$29	$—	$29	$—	$—
Senior Secured Notes (Series B)	$16	$—	$—	$16	$—
2042 Notes	$150	$—	$—	$—	$150
2043 Notes	$150	$—	$—	$—	$150
2025 Notes	$344	$—	$—	$—	$344
Convertible Notes	$200	$200	$—	$—	$—
_________________________

(1)
At June 30, 2015, there was $23.0 million of letters of credit issued under the Senior Secured Facility that are not recorded as liabilities on the Company's Statement of Assets and Liabilities, and the Company had $1,010.4 million of unused capacity under its Senior Secured Facility.

On April 24, 2015, the Company amended and restated the Senior Secured Facility. The amendment increased the lenders’ commitments to $1.31 billion, extended the final maturity date to April 24, 2020, and allows the Company to seek additional commitments from new and existing lenders in the future, up to an aggregate facility size not to exceed $1.97 billion. In addition, the stated interest rate on the facility was changed from LIBOR plus 2.00% to a formula-based calculation, based on a minimum borrowing base, resulting in a stated interest rate of either LIBOR plus 1.75%, or LIBOR plus 2.00%. As of June 30, 2015, the stated interest rate on the facility is LIBOR plus 2.00%. Commencing April 30, 2019, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the Senior Secured Facility as of April 24, 2019.
PIK Interest and Dividends
The Company also has investments in its portfolio that contain PIK provisions. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates, as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders annually in the form of dividends, even though the Company has not yet collected the cash. For the three months ended June 30, 2015, PIK income totaled $8.1 million, on total investment income of $101.7 million. See note 5 within the Notes to the Financial Statements for more information on the Company’s PIK interest and dividends.
Cash Equivalents
We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. (See note 2 within the accompanying financial statements.) At the end of each fiscal quarter, we consider taking proactive steps utilizing cash equivalents with the objective of enhancing our investment flexibility during the following quarter, pursuant to Section 55 of the 1940 Act. More specifically, we may purchase U.S. Treasury bills from time-to-time on the last business day of the quarter and typically close out that position on the following business day, settling the sale transaction on a net cash basis with the purchase, subsequent to quarter end. Apollo Investment may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our Senior Secured Facility, as we deem appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. There were no cash equivalents held as of June 30, 2015.
Related Party Transactions
See note 3 within the Notes to the Financial Statements for information on the Company’s related party transactions.

Stockholder's Equity
On August 5, 2015, the Company adopted a plan for the purpose of repurchasing up to $50 million of its common stock in accordance with applicable rules of the Securities Exchange Act of 1934. Please refer to Note 10. Stockholders’ Equity for detail.
Dividends
Dividends paid to stockholders for the three months ended June 30, 2015 and June 30, 2014 totaled $47.3 million or $0.20 per share and $44.9 million or $0.20 per share, respectively. Tax characteristics of all dividends will be reported to stockholders on Form 1099 after the end of the calendar year. Our quarterly dividends, if any, will be determined by our Board of Directors.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates. During the three months ended June 30, 2015, many of the loans in our portfolio had floating interest rates. These loans are usually based on floating LIBOR and typically have durations of one to six months after which they reset to current market interest rates. The Company also has a Senior Secured Facility that is based on floating LIBOR rates.

The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of June 30, 2015, assuming no changes in our investment and borrowing structure:

(in thousands except per share data) Basis Point Change	Net Investment Income	Net Investment Income per Share
Up 400 basis points	$30,605	$0.129
Up 300 basis points	$20,121	$0.085
Up 200 basis points	$9,807	$0.041
Up 100 basis points	$708	$0.003
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

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As of June 30, 2015 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b) Changes in Internal Controls Over Financial Reporting
Management has not identified any change in the Company’s internal control over financing reporting that occurred during the first fiscal quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section of our Form 10-K filed on May 19, 2015, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
None.

Item 6. Exhibits

(a)	Exhibits

3.1	Articles of Amendment and Restatement, as amended (1)
3.2	Fourth Amended and Restated Bylaws (2)
10.1
Amended and Restated Senior Secured Revolving Credit Agreement, dated as of April 24, 2015, between Apollo Investment Corporation, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (3)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
_________________

*	Filed herewith.

(1)	Incorporated by reference from the Registrant’s post-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on August 14, 2006.

(2)	Incorporated by reference from the Registrant’s Form 10-K, filed on May 19, 2015.

(3)	Incorporated by reference from the Registrant's Form 8-K, filed on April 30, 2015.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 6, 2015.

APOLLO INVESTMENT CORPORATION

By:	/s/ JAMES C. ZELTER
James C. Zelter
Chief Executive Officer

By:	/s/ GREGORY W. HUNT
Gregory W. Hunt
Chief Financial Officer and Treasurer