Form 10-Q
period 2015-09-30
APOLLO INVESTMENT CORP
filed 2015-11-05
CIK 1278752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of November 5, 2015 was 233,400,951.

APOLLO INVESTMENT CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Apollo Investment”, the “Company”, “AIC”, “we”, “us” and “our” refer to Apollo Investment Corporation unless the context otherwise states.

Item 1. Financial Statements

APOLLO INVESTMENT CORPORATION
STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	September 30, 2015	March 31, 2015
	(unaudited)
Assets
Non-controlled/non-affiliated investments (cost — $2,399,503 and $2,514,328, respectively)	$2,198,354	$2,357,042
Non-controlled/affiliated investments (cost — $372,477 and $297,948, respectively)	430,480	327,218
Controlled investments (cost — $539,194 and $674,299, respectively)	565,215	665,567
Total investments, at fair value (cost — $3,311,174 and $3,486,575, respectively) (Note 5)	3,194,049	3,349,827
Cash	11,418	3,766
Foreign currencies (cost — $1,099 and $4,856, respectively)	1,098	4,651
Receivable for investments sold	19,045	114,884
Interest receivable	29,131	43,312
Dividends receivable	12,640	5,425
Deferred financing costs	31,531	29,743
Prepaid expenses and other assets	3,943	9,283
Total Assets	$3,302,855	$3,560,891

Liabilities
Debt (Note 6)	$1,370,163	$1,498,759
Payable for investments purchased	396	10,736
Dividends payable	46,851	47,348
Management and performance-based incentive fees payable (Note 3)	29,557	37,361
Interest payable	15,745	15,851
Accrued administrative services expense	1,631	2,000
Other liabilities and accrued expenses	11,652	11,228
Total Liabilities	$1,475,995	$1,623,283

Net Assets
Common stock, par value $.001 per share, 400,000,000 common shares authorized, 233,400,951 and 236,741,351 issued and outstanding, respectively	$233	$237
Paid-in capital in excess of par	3,176,526	3,197,715
Over-distributed net investment income	(29,240)	(35,589)
Accumulated net realized loss	(1,213,600)	(1,102,517)
Net unrealized loss	(107,059)	(122,238)
Total Net Assets	$1,826,860	$1,937,608
Total Liabilities and Net Assets	$3,302,855	$3,560,891

Net asset value per share (Note 9)	$7.83	$8.18

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF OPERATIONS (unaudited) (in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Investment Income
From non-controlled/non-affiliated investments:
Interest	$70,255	$96,146	$143,829	$178,693
Dividends	911	1,275	1,787	2,116
Other income	2,828	4,038	6,145	6,294
From non-controlled/affiliated investments:
Interest	224	971	451	3,196
Dividends	9,503	4,128	18,670	8,074
Other income	70	44	227	87
From controlled investments:
Interest	10,629	10,104	21,183	18,955
Dividends	4,000	1,891	7,731	3,699
Other income	—	313	63	376
Total Investment Income	$98,420	$118,910	$200,086	$221,490

Expenses
Management fees (Note 3)	$16,727	$18,878	$34,079	$36,989
Performance-based incentive fees (Note 3)	10,774	15,393	22,641	27,860
Interest and other debt expenses	21,764	18,946	44,200	37,848
Administrative services expense	1,650	1,525	3,083	2,958
Other general and administrative expenses	2,725	2,617	4,889	4,904
Total Expenses	$53,640	$57,359	$108,892	$110,559
Management and performance-based incentive fees waived (Note 3)	(4,722)	(4,041)	(9,237)	(8,193)
Expense reimbursements (Note 3)	(59)	(96)	(117)	(116)
Net Expenses	$48,859	$53,222	$99,538	$102,250
Net Investment Income	$49,561	$65,688	$100,548	$119,240

Realized and Unrealized Gain (Loss) on Investments and Foreign Currencies
Net realized gain (loss):
Investments
Non-controlled/non-affiliated investments	$(34,124)	$(173)	$(76,785)	$(11,889)
Non-controlled/affiliated investments	—	11,633	(67)	11,526
Controlled investments	3,148	—	(39,714)	—
Foreign currencies	819	134	5,483	(1,376)
Net realized gain (loss) on investments and foreign currencies	$(30,157)	$11,594	$(111,083)	$(1,739)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF OPERATIONS (unaudited) (continued) (in thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Net change in unrealized gain (loss):
Investments
Non-controlled/non-affiliated investments	$(48,094)	$(51,169)	$(43,863)	$(48,574)
Non-controlled/affiliated investments	12,916	(1,961)	28,733	8,869
Controlled investments	7,980	10,700	34,753	22,080
Foreign currencies	6,047	7,115	(4,444)	6,727
Net change in unrealized gain (loss) on investments and foreign currencies	$(21,151)	$(35,315)	$15,179	$(10,898)
Net realized and net change in unrealized loss on investments and foreign currencies	(51,308)	(23,721)	(95,904)	(12,637)
Net Increase (Decrease) In Net Assets Resulting From Operations	$(1,747)	$41,967	$4,644	$106,603

Earnings (Loss) Per Share — Basic (Note 4)	$(0.01)	$0.18	$0.02	$0.45
Earnings (Loss) Per Share — Diluted (Note 4)	$(0.01)	$0.18	$0.02	$0.44

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except shares)

	Six Months Ended September 30, 2015	Year ended March 31, 2015
	(unaudited)
Net Increase in Net Assets Resulting From Operations
Net investment income	$100,548	$227,973
Net realized loss on investments and foreign currencies	(111,083)	(13,368)
Net change in unrealized gain (loss) on investments and foreign currencies	15,179	(139,183)
Net Increase In Net Assets Resulting From Operations	$4,644	$75,422

Distributions To Shareholders
Distribution of net investment income	$(94,199)	$(165,626)
Distribution of return of capital	—	(23,767)
Net Decrease In Net Assets Resulting From Distributions To Shareholders	$(94,199)	$(189,393)

Capital Share Transactions
Offering costs from issuance of common stock	$—	$(32)
Repurchase of common stock	(21,193)	—
Net Decrease In Net Assets From Capital Share Transactions	$(21,193)	$(32)

Total Decrease in Net Assets	$(110,748)	$(114,003)
Net Assets at Beginning of Period	1,937,608	2,051,611
Net Assets at End of Period	$1,826,860	$1,937,608

Capital Share Activity
Shares Repurchased	3,340,400	—

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Six months ended September 30,
	2015	2014
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$4,644	$106,603
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Paid-in-kind (“PIK”) interest and dividends (Note 5)	(21,732)	(17,058)
Net amortization on investments	(3,521)	(4,742)
Accretion of discount on notes	300	—
Amortization of deferred financing costs	3,788	3,315
Increase (decrease) from foreign currency transactions	6,129	(1,953)
Net change in unrealized (gain) loss on investments and foreign currencies	(15,179)	10,898
Net realized loss on investments and foreign currencies	111,083	1,739
Changes in operating assets and liabilities:
Purchase of investments	(726,206)	(1,264,949)
Proceeds from disposition of investments	895,793	1,033,304
Decrease in interest receivable	14,181	4,821
Decrease (increase) in dividends receivable	(7,215)	123
Increase in deferred financing costs	—	(225)
Decrease (increase) in prepaid expenses and other assets	5,340	(736)
Increase (decrease) in management and performance-based incentive fees payable	(7,804)	7,263
Increase (decrease) in interest payable	(106)	386
Decrease in accrued administrative services expense	(369)	(217)
Increase in other liabilities and accrued expenses	424	1,034
Net Cash (Used in) Provided by Operating Activities	$259,550	$(120,394)
Cash Flows From Financing Activities
Offering costs for the issuance of common stock	$—	$(26)
Repurchase of common stock	(21,193)	—
Dividends paid in cash	(94,697)	(94,697)
Proceeds from debt	1,011,973	1,759,696
Payments on debt	(1,146,162)	(1,547,163)
Deferred financing costs paid	(5,576)	(391)
Net Cash (Used In) Provided by Financing Activities	$(255,655)	$117,419
Net Increase (Decrease) In Cash	$3,895	$(2,975)
Effect of exchange rates on cash balances	204	(79)
Cash at the Beginning of Period	8,417	14,736
Cash at the End of Period	$12,516	$11,682

Supplemental Disclosure of Cash Flow Information
Cash interest paid	$38,480	$33,091

Non-Cash Financing Activities
PIK income (Note 5)	$16,328	$14,625
Non-cash re-organizations/restructuring of investments	$134,089	$16,141

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (unaudited) September 30, 2015 (in thousands except share data)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—120.3%(10)	Interest Rate (20)	Maturity Date	Industry (9)	Par Amount(12)	Cost	Fair Value (1)
CORPORATE DEBT—106.8%
SECURED DEBT—90.6%
1ST LIEN SECURED DEBT—39.0%
1st Lien Secured Debt (excluding Revolvers and Letters of Credit)—38.9%
Aventine Renewable Energy Holdings, Inc.	10.500% Cash (15.000% PIK Toggle)	9/22/17	Chemicals, Plastics & Rubber	$16,339	$18,192	$16,252
Aveta, Inc.	9.750% (3M L+825, 1.50% Floor)	12/12/17	Healthcare & Pharmaceuticals	51,315	50,538	38,144
Caza Petroleum Inc.	12.000% (12M L+1000, 2.00% Floor)	5/23/17	Energy – Oil & Gas	45,000	44,202	42,666
ChyronHego Corporation (18)	6.625% (3M L+563, 1.00% Floor)	3/9/20	High Tech Industries	32,638	32,032	31,985
CITGO Holding, Inc. (11)	9.500% (3M L+850, 1.00% Floor)	5/12/18	Utilities - Oil and Gas	16,737	15,899	16,497
Deep Gulf Energy II, LLC (23)	14.500% (14.500% or 6M L+1300, 1.50% Floor)	9/30/18	Energy – Oil & Gas	50,000	50,000	48,000
Delta Educational Systems, Inc.	16.000% PIK	12/11/16	Education	6,008	6,008	6,008
Dodge Data & Analytics LLC	9.750% (3M L+875, 1.00% Floor)	10/31/19	Business Services	53,902	52,986	52,419
Emergency Communications Network, LLC (18)	8.000% (3M L+700, 1.00% Floor)	6/12/21	High Tech Industries	22,444	22,121	22,107
Hunt Companies, Inc. (11)	9.625%	3/1/21	Diversified Investment Vehicles, Banking, Finance, Real Estate	19,008	18,812	17,677
Magnetation, LLC (16)	12.000% PIK	12/7/15	Metals & Mining	12,673	12,673	12,267
Magnetation, LLC (11)(13)(14)(16)	11.000%	5/15/18	Metals & Mining	32,632	33,927	6,119
Maxus Capital Carbon SPE I, LLC (Skyonic Corp.)	13.000%	9/18/19	Chemicals, Plastics & Rubber	66,765	66,765	66,765
My Alarm Center, LLC (16)	9.000% (12M L+800, 1.00% Floor)	1/9/18	Business Services	42,614	42,614	42,614
My Alarm Center, LLC (16)(23)	9.000% (12M L+800 Funded, 0.350% Unfunded, 1.00% Floor)	1/9/18	Business Services	12,789	12,789	12,789
My Alarm Center, LLC (16)(23)	9.000% (3M L+800 Funded, 0.350% Unfunded, 1.00% Floor)	1/9/18	Business Services	3,868	3,868	3,868
Osage Exploration & Development, Inc. (11)(17)	13.000% (12M L+1100, 2.00% Floor)	4/27/16	Energy – Oil & Gas	25,000	24,856	14,465
Pelican Energy, LLC (17)	10.000% (7.000% Cash / 3.000% PIK)	12/31/18	Energy – Oil & Gas	28,098	27,256	24,782

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (unaudited) (continued) September 30, 2015 (in thousands, except share data)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—120.3%(10)	Interest Rate (20)	Maturity Date	Industry (9)	Par Amount(12)		Cost	Fair Value (1)
1st Lien Secured Debt (excluding Revolvers and Letters of Credit)—38.9% (continued)
Saba Software, Inc. (18)	9.750% (12M L+875, 1.00% Floor)	3/30/21	High Tech Industries		$9,975	$9,975	$9,825
SCM Insurance Services, Inc. (17)	9.250%	8/22/19	Business Services	C$	33,000	29,603	24,368
Spotted Hawk Development, LLC	19.000% (13.000% Cash / 6.000% PIK)	9/12/16	Energy – Oil & Gas		83,106	83,106	79,574
Telestream Holdings Corporation (18)	7.430% (3M L+643, 1.00% Floor)	1/15/20	High Tech Industries		32,094	32,094	31,372
UniTek Global Services Inc. (16)	9.500% (3M L+750, 1.000% PIK, 1.00% Floor)	1/13/19	Telecommunications		19,501	19,501	19,501
UniTek Global Services Inc. (16)	8.500% (3M L+750, 1.00% Floor)	1/13/19	Telecommunications		32,367	32,367	30,748
Venoco, Inc.	12.000%	2/28/19	Energy – Oil & Gas		40,517	40,517	39,301
Total 1st Lien Secured Debt (excluding Revolvers and Letters of Credit)						$782,701	$710,113

Funded and Unfunded Revolver Obligations—0.1%
Alliant Holdings, (Unfunded Revolver) (8)(21)(23)	0.500% Unfunded	8/14/20	Insurance		$15,000	$(1,575)	$(1,575)
Avaya Inc., (Revolver) (23)	2.933% (12M L+275, 0.190% Floor)	10/26/16	Telecommunications		3,303	3,106	3,138
CIT Group, Inc., (Unfunded Revolver) (8)(17)(21)(23)	0.625% Unfunded	1/27/17	Diversified Investment Vehicles, Banking, Finance, Real Estate		25,000	(11)	(750)
Confie Seguros Holding II Co., (Revolver) (16)(23)	4.672% (3M L+450, 0.17% Floor) / 6.750% (3M P+350, 3.25% Floor) Funded	12/10/18	Insurance		1,800	1,800	1,611
Confie Seguros Holding II Co., (Unfunded Revolver) (8)(16)(21)	0.500% Unfunded	12/10/18	Insurance		1,864	(294)	(196)
My Alarm Center, LLC, (Revolver) (16)(23)	9.000% (3M L+800, 1.00% Floor)	1/9/18	Business Services		833	833	833
My Alarm Center, LLC, (Unfunded Revolver) (16)(21)(23)	0.350% Unfunded	1/9/18	Business Services		5,417	—	—
Tibco Software Inc., (Unfunded Revolver) (8)(21)(23)	0.500% Unfunded	12/5/19	High Tech Industries		6,000	(50)	(450)
Transfirst Holdings, Inc., (Unfunded Revolver) (8)(16)(21)	0.500% Unfunded	11/12/19	Diversified Investment Vehicles, Banking, Finance, Real Estate		2,943	(12)	(88)
UniTek Global Services Inc., (Unfunded Revolver) (16)(21)	0.500% Unfunded	1/13/19	Telecommunications		5,000	—	—
Total Funded and Unfunded Revolver Obligations						$3,797	$2,523

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (unaudited) (continued) September 30, 2015 (in thousands, except share data)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—120.3%(10)	Interest Rate (20)	Maturity Date	Industry (9)	Par Amount(12)	Cost	Fair Value (1)

Letters of Credit—-0.0%
Confie Seguros Holding II Co., Letter of Credit (8)(16)(23)	4.500%	6/29/16	Insurance	$500	$—	$(53)
Confie Seguros Holding II Co., Letter of Credit (8)(16)(23)	4.500%	1/13/16	Insurance	336	—	(35)
Transfirst Holdings, Inc., Letter of Credit (8)(16)(23)	3.750%	11/12/19	Diversified Investment Vehicles, Banking, Finance, Real Estate	57	—	(2)
UniTek Global Services Inc., Letter of Credit (16)(23)	7.500%	1/13/19	Telecommunications	15,711	—	—
UniTek Global Services Inc., Letter of Credit (16)(23)	7.500%	1/13/19	Telecommunications	1,850	—	—
Total Letters of Credit					$—	$(90)
TOTAL 1ST LEIN SECURED DEBT					$786,498	$712,546

2nd Lien Secured Debt—51.6%
Access CIG, LLC	9.750% (3M L+875, 1.00% Floor)	10/17/22	Business Services	$35,755	$34,096	$34,861
Active Network, Inc.	9.500% (3M L+850, 1.00% Floor)	11/15/21	Business Services	19,672	19,591	18,615
American Energy - Woodford LLC/AEW Finance Corp (11)	12.000%	12/30/20	Energy – Oil & Gas	3,500	2,409	1,199
Appriss Holdings, Inc.	9.250% (3M L+825, 1.00% Floor)	5/21/21	Business Services	32,750	32,299	32,750
Armor Holdings, Inc. (American Stock Transfer and Trust Company)	10.250% (3M L+900, 1.25% Floor)	12/26/20	Diversified Investment Vehicles, Banking, Finance, Real Estate	8,000	7,876	7,930
Asurion Corporation	8.500% (3M L+750, 1.00% Floor)	3/3/21	Insurance	67,590	67,301	61,507
1A Smart Start, LLC	9.500% (3M L+850, 1.00% Floor)	8/19/22	Consumer Services	35,000	34,308	34,300
Confie Seguros Holding II Co.	10.250% (3M L+900, 1.25% Floor)	5/8/19	Insurance	22,344	22,236	22,288
Delta Educational Systems, Inc.	35.000% PIK	6/10/18	Education	1,083	1,083	1,603
Deltek, Inc.	9.500% (3M L+850, 1.00% Floor)	6/26/23	Business Services	33,736	33,243	33,841
Elements Behavioral Health, Inc.	11.750% (3M L+875 Cash / 2.000% PIK, 1.00% Floor)	2/11/20	Healthcare & Pharmaceuticals	9,500	9,426	9,443
Extraction Oil & Gas Holdings, LLC	11.000% & 10.000%	5/29/19	Energy – Oil & Gas	52,633	52,000	52,264
Garden Fresh Restaurant Corp. (16)	7.750% (3M L+625 PIK, 1.50% Floor)	1/1/19	Hotel, Gaming, Leisure, Restaurants	8,585	7,034	6,267
Garden Fresh Restaurant Corp. (16)	15.000% (12M L+1350 PIK, 1.50% Floor)	1/1/19	Hotel, Gaming, Leisure, Restaurants	43,037	41,367	38,303

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (unaudited) (continued) September 30, 2015 (in thousands, except share data)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—120.3%(10)	Interest Rate (20)	Maturity Date	Industry (9)	Par Amount(12)		Cost	Fair Value (1)
2nd Lien Secured Debt—51.6% (continued)
GCA Services Group, Inc.	9.250% (3M L+800, 1.25% Floor)	11/2/20	Business Services		$19,333	$19,464	$19,333
Grocery Outlet, Inc.	9.250% (3M L+825, 1.00% Floor)	10/21/22	Food & Grocery		28,000	27,614	27,930
GTCR Valor Companies, Inc.	9.500% (3M L+850, 1.00% Floor)	11/30/21	Business Services		35,000	34,685	34,475
Infiltrator Systems Integrated, LLC	9.750% (3M L+875, 1.00% Floor)	5/26/23	Manufacturing, Capital Equipment		13,889	13,619	13,819
Institutional Shareholder Services, Inc.	8.500% (3M L+750, 1.00% Floor)	4/30/22	Business Services		6,640	6,582	6,408
Kronos, Inc.	9.750% (3M L+850, 1.25% Floor)	4/30/20	Business Services		4,525	4,502	4,621
MediaOcean, LLC	9.500% (3M L+850, 1.00% Floor)	8/15/23	Business Services		18,000	17,468	18,000
Miller Energy Resources, Inc. (17)(14)	14.750% (3M L+1075 Cash / 2.000% PIK, 2.000% Floor)	2/3/18	Energy – Oil & Gas		88,568	88,568	62,978
MSC Software Corp. (17)	8.500% (3M L+750, 1.00% Floor)	5/31/21	High Tech Industries		13,448	13,333	13,078
Novolex Holdings, Inc.	9.750% (3M L+875, 1.00% Floor)	6/5/22	Containers, Packaging & Glass		42,045	41,065	41,782
Pabst Brewing Company	9.250% (3M L+825, 1.00% Floor)	11/14/22	Consumer Goods – Durable		27,000	26,687	26,663
Premier Trailer Leasing, Inc.	10.000% (3M L+900, 1.00% Floor)	9/24/20	Transportation – Cargo, Distribution		52,000	51,098	53,040
River Cree Enterprises LP (11)(17)	11.000%	1/20/21	Hotel, Gaming, Leisure, Restaurants	C$	23,000	21,683	17,198
SiTV, Inc. (11)	10.375%	7/1/19	Broadcasting & Subscription		2,219	2,219	1,642
SMG	9.250% (3M L+825, 1.00% Floor)	2/27/21	Hotel, Gaming, Leisure, Restaurants		19,900	19,900	20,000
Sprint Industrial Holdings, LLC	11.250% (3M L+1000, 1.25% Floor)	11/14/19	Containers, Packaging & Glass		16,163	15,431	12,688
SquareTwo Financial Corp. (Collect America, Ltd.) (17)	11.625%	4/1/17	Diversified Investment Vehicles, Banking, Finance, Real Estate		65,152	64,516	40,720
STG-Fairway Acquisitions, Inc.	10.250% (3M L+925, 1.00% Floor)	6/26/23	Business Services		15,000	14,633	14,700
TASC, Inc.	12.000%	5/21/21	Aerospace & Defense		21,815	21,072	22,197
TMK Hawk Parent, Corp.	8.500% (3M L+750, 1.00% Floor)	10/1/22	Transportation – Cargo, Distribution		34,000	33,692	34,170

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (unaudited) (continued) September 30, 2015 (in thousands, except share data)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—120.3%(10)	Interest Rate (20)	Maturity Date	Industry (9)	Par Amount(12)	Cost	Fair Value (1)
2nd Lien Secured Debt—51.6% (continued)
Transfirst Holdings, Inc.	9.000% (3M L+800, 1.00% Floor)	11/11/22	Diversified Investment Vehicles, Banking, Finance, Real Estate	$21,840	$21,674	$21,663
Velocity Technology Solutions, Inc.	9.000% (3M L+775, 1.25% Floor)	9/28/20	Business Services	16,500	16,230	16,005
Venoco, Inc.	8.875% Cash (12.000% PIK Toggle)	2/28/19	Energy – Oil & Gas	35,843	46,020	28,029
Vertafore, Inc.	9.750% (3M L+825, 1.50% Floor)	10/27/17	Business Services	36,436	36,320	36,755
Total 2nd Lien Secured Debt					$1,022,344	$943,065
TOTAL SECURED DEBT					$1,808,842	$1,655,611

UNSECURED DEBT—16.2%
Aerojet Rocketdyne Holdings, Inc. (formerly GenCorp, Inc.) (17)	9.500% (3M L+850, 1.00% Floor)	4/18/22	Aerospace & Defense	$10,500	$10,500	$10,500
American Tire Distributors, Inc. (11)	10.250%	3/1/22	Transportation – Cargo, Distribution	24,281	24,281	24,888
Canacol Energy Ltd. (17)(23)	9.500% (3M L+850, 1.00% Floor)	12/31/19	Energy – Oil & Gas	75,000	73,256	71,813
Delta Educational Systems, Inc.	16.000% PIK	5/12/17	Education	26,128	25,935	20,314
My Alarm Center, LLC	16.250% (13.000% Cash / 3.250% PIK)	7/9/18	Business Services	4,320	4,320	4,320
Radio One, Inc. (11)	9.250%	2/15/20	Broadcasting & Subscription	15,804	15,717	13,611
Sorenson Holdings, LLC (11)	13.000% Cash (13.000% PIK Toggle)	10/31/21	Consumer Goods – Durable	68	45	68
Tibco Software Inc. (11)	11.375%	12/1/21	High Tech Industries	6,984	6,798	7,001
U.S. Security Associates Holdings, Inc.	11.000%	7/28/18	Business Services	135,000	135,000	136,350
UniTek Global Services Inc.	15.000% PIK	7/13/19	Telecommunications	6,814	6,814	6,814
TOTAL UNSECURED DEBT					$302,666	$295,679
TOTAL CORPORATE DEBT					$2,111,508	$1,951,290

STRUCTURED PRODUCTS AND OTHER—10.7%
Asset Repackaging Trust Six B.V. (11)(17)(19)	13.945%	5/18/27	Utilities – Electric	$58,411	$25,139	$33,294
Craft 2013-1, Credit-Linked Note (11)(16)(17)	9.524% (3M L+925)	4/17/22	Diversified Investment Vehicles, Banking, Finance, Real Estate	25,000	25,071	24,259
Craft 2013-1, Credit-Linked Note (16)(17)	9.524% (3M L+925)	4/17/22	Diversified Investment Vehicles, Banking, Finance, Real Estate	7,625	7,736	7,402
Craft 2014-1A, Credit-Linked Note (11)(17)	9.924% (3M L+965)	5/15/21	Diversified Investment Vehicles, Banking, Finance, Real Estate	42,500	42,443	41,516

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (unaudited) (continued) September 30, 2015 (in thousands, except share data)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—120.3%(10)	Interest Rate (20)	Maturity Date	Industry (9)	Par Amount(12)	Cost	Fair Value (1)
STRUCTURED PRODUCTS AND OTHER—10.7% (continued)
Craft 2015-2, Credit-Linked Note (11)(17)	9.589% (3M L+925)	1/16/24	Diversified Investment Vehicles, Banking, Finance, Real Estate	$26,000	$26,000	$24,797
Dark Castle Holdings, LLC	35.400%	N/A	Media – Diversified & Production	24,395	1,189	2,270
JP Morgan Chase & Co., Credit-Linked Note (17)	12.531% (12M L+1225)	12/20/21	Diversified Investment Vehicles, Banking, Finance, Real Estate	43,250	41,727	42,506
NXT Capital CLO 2014-1, LLC, Class E Notes (11)(17)	5.777% (3M L+550)	4/23/26	Diversified Investment Vehicles, Banking, Finance, Real Estate	5,000	4,680	4,462
Renaissance Umiat, LLC, ACES Tax Receivable (15)(17)	11.240%- 12.370%	N/A	Energy – Oil & Gas	—	15,296	15,236
TOTAL STRUCTURED PRODUCTS AND OTHER					$189,281	$195,742

PREFERRED EQUITY—1.6%				Shares
CA Holding, Inc. (Collect America, Ltd.), Series A Preferred Stock (13)(17)	N/A	N/A	Diversified Investment Vehicles, Banking, Finance, Real Estate	32,961	$788	$—
Crowley Holdings, Series A Preferred Stock (11)	12.000% (10.000% Cash / 2.000% PIK)	N/A	Transportation – Cargo, Distribution	22,500	23,310	23,712
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Preferred Stock (Convertible) (13)(14)	12.500% PIK	N/A	Education	332,500	6,863	—
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Preferred Stock (13)(14)	13.500% PIK	5/12/18	Education	12,360	27,685	138
Varietal Distribution Holdings, LLC, Class A Preferred Unit	8.000% PIK	N/A	Transportation – Cargo, Distribution	3,097	4,842	4,842
TOTAL PREFERRED EQUITY					$63,488	$28,692

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (unaudited) (continued) September 30, 2015 (in thousands, except share data)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—120.3%(10)	Interest Rate (20)	Maturity Date	Industry (9)	Par Amount(12)	Cost	Fair Value (1)
EQUITY—1.2%
Common Equity/Interests—1.0%				Shares
ATD Corporation (Accelerate Parent Corp), Common Stock	N/A	N/A	Transportation – Cargo, Distribution	1,664,046	$1,714	$2,640
CA Holding, Inc. (Collect America, Ltd.), Series A Common Stock (13)(17)	N/A	N/A	Diversified Investment Vehicles, Banking, Finance, Real Estate	25,000	2,500	—
CA Holding, Inc. (Collect America, Ltd.), Series AA Common Stock (13)(17)	N/A	N/A	Diversified Investment Vehicles, Banking, Finance, Real Estate	4,294	429	—
Caza Petroleum Inc., Net Profits Interest (13)	N/A	N/A	Energy – Oil & Gas	—	1,202	—
Caza Petroleum Inc., Overriding Royalty Interest	N/A	N/A	Energy – Oil & Gas	—	339	34
Clothesline Holdings, Inc. (Angelica Corporation), Common Stock (13)	N/A	N/A	Healthcare & Pharmaceuticals	6,000	6,000	1,014
Explorer Coinvest, LLC (Booz Allen), Common Stock (17)	N/A	N/A	Business Services	192	1,468	4,675
Garden Fresh Restaurant Holdings, LLC., Common Stock (13)	N/A	N/A	Hotel, Gaming, Leisure, Restaurants	50,000	5,000	—
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Common Stock (13)	N/A	N/A	Education	17,500	175	—
Pelican Energy, LLC, Net Profits Interest (13)(17)	N/A	N/A	Energy – Oil & Gas	1,098,572	1,099	—
Skyline Data, News and Analytics LLC, Class A Common Unit (13)	N/A	N/A	Business Services	4,500	4,500	4,500
Sorenson Holdings, LLC, Membership Interests (13)	N/A	N/A	Consumer Goods – Durable	587	—	103
Univar, Inc., Common Stock (13)	N/A	N/A	Wholesale	290,015	5,755	5,264
Varietal Distribution Holdings, LLC, Class A Common Unit (13)	N/A	N/A	Transportation – Cargo, Distribution	28,028	28	73
Total Common Equity/Interests					$30,209	$18,303

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (unaudited) (continued) September 30, 2015 (in thousands, except warrants)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—120.3%(10)	Interest Rate (20)	Maturity Date	Industry (9)	Warrants	Cost	Fair Value (1)
Warrants—0.2%
CA Holding, Inc. (Collect America, Ltd.), Common Stock Warrants (13)(17)	N/A	N/A	Diversified Investment Vehicles, Banking, Finance, Real Estate	12,255	$8	$—
Energy & Exploration Partners, Inc., Common Stock Warrants (13)	N/A	N/A	Energy – Oil & Gas	60,778	2,374	—
Fidji Luxco (BC) S.C.A., Common Stock Warrants (2)(13)(17)	N/A	N/A	High Tech Industries	18,113	182	4,105
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Class A-1 Preferred Stock Warrants (13)	N/A	N/A	Education	45,947	459	—
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Class B-1 Preferred Stock Warrants (13)	N/A	N/A	Education	104,314	1,043	—
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Common Stock Warrants (13)	N/A	N/A	Education	9,820	98	—
Osage Exploration & Development, Inc., Common Stock Warrants (13)(17)	N/A	N/A	Energy – Oil & Gas	1,496,843	—	—
Spotted Hawk Development, LLC, Common Stock Warrants (13)	N/A	N/A	Energy – Oil & Gas	54,545	852	222
Total Warrants					$5,016	$4,327
TOTAL EQUITY					$35,225	$22,630
Total Investments in Non-Controlled/ Non-Affiliated Investments					$2,399,503	$2,198,354

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (unaudited) (continued) September 30, 2015 (in thousands, except share data)

INVESTMENTS IN NON-CONTROLLED/AFFILIATED INVESTMENTS—23.6%(4)(10)	Interest Rate (20)	Maturity Date	Industry (9)	Par Amount(12)	Cost	Fair Value (1)
CORPORATE DEBT—0.1%
SECURED DEBT—0.1%
1st Lien Secured Debt—0.1%
Renewable Funding Group, Inc. (16)	8.000%	6/3/16	Diversified Investment Vehicles, Banking, Finance, Real Estate	$2,014,941	$2,015	$2,383
Total 1st Lien Secured Debt					$2,015	$2,383
TOTAL SECURED DEBT					$2,015	$2,383
TOTAL CORPORATE DEBT					$2,015	$2,383

STRUCTURED PRODUCTS AND OTHER—11.9%
Golden Bear Warehouse LLC, Equity (3)(17)	N/A	N/A	Diversified Investment Vehicles, Banking, Finance, Real Estate	$20,741	$20,741	$23,268
Golden Hill CLO I, LLC, Equity (3)(17)	N/A	N/A	Diversified Investment Vehicles, Banking, Finance, Real Estate	70,944	70,752	73,072
Highbridge Loan Management 3-2014, Ltd, Subordinated Notes (3)(11)(17)(22)	14.510%	1/18/25	Diversified Investment Vehicles, Banking, Finance, Real Estate	8,163	5,974	5,922
Ivy Hill Middle Market Credit Fund IX, Ltd, Subordinated Notes (3)(11)(17)(22)	16.410%	10/18/25	Diversified Investment Vehicles, Banking, Finance, Real Estate	12,500	10,790	10,448
Ivy Hill Middle Market Credit Fund X, Ltd, Subordinated Notes (3)(11)(17)(22)	13.780%	7/18/27	Diversified Investment Vehicles, Banking, Finance, Real Estate	14,000	12,457	12,154
Jamestown CLO I LTD, Subordinated Notes (3)(11)(17)(22)	—	11/5/24	Diversified Investment Vehicles, Banking, Finance, Real Estate	4,325	3,261	2,803
MCF CLO I, LLC, Membership Interests (3)(4)(11)(17)(22)	23.740%	4/20/23	Diversified Investment Vehicles, Banking, Finance, Real Estate	38,918	34,035	36,548
MCF CLO III, LLC, Class E Notes (3)(11)(17)	4.725% (3M L+445)	1/20/24	Diversified Investment Vehicles, Banking, Finance, Real Estate	12,750	11,512	10,959
MCF CLO III, LLC, Membership Interests (3)(11)(17)(22)	19.840%	1/20/24	Diversified Investment Vehicles, Banking, Finance, Real Estate	41,900	35,676	37,020
Slater Mill Loan Fund LP, LP Certificates (3)(17)(22)	8.200%	N/A	Diversified Investment Vehicles, Banking, Finance, Real Estate	8,375	5,569	5,529
TOTAL STRUCTURED PRODUCTS AND OTHER					$210,767	$217,723

PREFERRED EQUITY—7.2%				Shares
AMP Solar (UK) Limited, Class A Preference Shares (2)(17)	16.430%	10/31/49	Energy - Electricity	74,429,212	$114,307	$112,302

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (unaudited) (continued) September 30, 2015 (in thousands, except share data)

INVESTMENTS IN NON-CONTROLLED/AFFILIATED INVESTMENTS—23.6%(4)(10)	Interest Rate (20)	Maturity Date	Industry (9)	Par Amount(12)	Cost	Fair Value (1)
PREFERRED EQUITY—7.2% (continued)				Shares
Renewable Funding Group, Inc., Series B Preferred Stock (13)	N/A	N/A	Diversified Investment Vehicles, Banking, Finance, Real Estate	1,505,868	$8,343	$19,114
TOTAL PREFERRED EQUITY					$122,650	$131,416

EQUITY—4.3%
Common Equity/Interests—4.3%
AMP Solar Group, Inc., Class A Common Unit (3)(13)(17)	N/A	N/A	Energy - Electricity	140,688	$6,000	$6,000
Generation Brands Holdings, Inc., Basic Common Stock (3)(13)	N/A	N/A	Consumer Goods – Durable	9,007	—	8,264
Generation Brands Holdings, Inc., Series 2L Common Stock (3)(13)	N/A	N/A	Consumer Goods – Durable	36,700	11,242	33,674
Generation Brands Holdings, Inc., Series H Common Stock (3)(13)	N/A	N/A	Consumer Goods – Durable	7,500	2,298	6,881
LVI Group Investments, LLC, Common Units (3)(13)	N/A	N/A	Environmental Industries	212,460	17,505	24,139
Total Common Equity/Interests					$37,045	$78,958
TOTAL EQUITY					$37,045	$78,958
Total Investments in Non-Controlled/Affiliated Investments					$372,477	$430,480

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (unaudited) (continued) September 30, 2015 (in thousands, except share data)

INVESTMENTS IN CONTROLLED INVESTMENTS—30.9%(5)(10)	Interest Rate (20)	Maturity Date	Industry (9)	Par Amount(12)	Cost	Fair Value (1)
CORPORATE DEBT—19.3%
SECURED DEBT—19.3%
Funded and Unfunded Revolver Obligations—19.3%
Merx Aviation Finance, LLC, (Revolver) (5)(16)	12.000% Funded	10/31/18	Aviation and Consumer Transport	$352,084	$352,084	$352,084
Merx Aviation Finance, LLC, (Unfunded Revolver) (5)(13)(16)	0.000% Unfunded	10/31/18	Aviation and Consumer Transport	47,916	—	—
Total Funded and Unfunded Revolver Obligations					$352,084	$352,084
Letters of Credit—0.0%
Merx Aviation Finance Assets Ireland Limited, Letter of Credit (5)(16)(23)	2.250%	9/30/16	Aviation and Consumer Transport	$1,800	$—	$—
Merx Aviation Finance Assets Ireland Limited, Letter of Credit (5)(16)(23)	2.250%	9/30/16	Aviation and Consumer Transport	1,800	—	—
Merx Aviation Finance, LLC, Letter of Credit (5)(16)(23)	2.250%	7/13/16	Aviation and Consumer Transport	177	—	—
Total Letters of Credit					$—	$—
TOTAL SECURED DEBT					$352,084	$352,084
TOTAL CORPORATE DEBT					$352,084	$352,084

EQUITY—11.7%
Common Equity/Interests—11.7%
Dynamic Product Tankers (Prime), LLC, Class A Units (5)(17)(24)	N/A	N/A	Transportation – Cargo, Distribution	—	$38,756	$38,756
Merx Aviation Finance, LLC, Membership Interests (5)(13)	N/A	N/A	Aviation and Consumer Transport	—	82,354	108,375
MSEA Tankers LLC, Class A Units (5)(17)(25)	N/A	N/A	Transportation – Cargo, Distribution	—	66,000	66,000
Total Common Equity/Interests					$187,110	$213,131
TOTAL EQUITY					$187,110	$213,131
Total Investments in Controlled Investments					$539,194	$565,215
Total Investments—174.8% (6)(7)					$3,311,174	$3,194,049
Liabilities in Excess of Other Assets—(74.8)%						$(1,367,189)
Net Assets—100.0%						$1,826,860

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (unaudited) (continued)
September 30, 2015
(in thousands)
______________________

(1)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (Note 2).

(2)	Fidji Luxco (BC) S.C.A. is a EUR denominated investment and AMP Solar (UK) Limited is a GBP denominated investment.

(3)
Denotes investments where the governing documents of the entity preclude the Company from controlling management of the entity and therefore the Company has determined that the entity is not a controlled affiliate.

(4)
Denotes investments in which we are an “Affiliated Person”, as defined in the 1940 Act, due to holding the power to vote or owning 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of March 31, 2015 and September 30, 2015 along with transactions during the six months ended September 30, 2015 in these Affiliated investments are as follows:

Name of Issue	Fair Value at March 31, 2015	Gross Additions (Cost) ●	Gross Reductions (Cost) ■	Change in Unrealized Gain (Loss)	Fair Value at September 30, 2015	Net Realized Gain (Loss)	Interest/Dividend/ Other Income
AMP Solar Group, Inc., Class A Common Unit	$3,500	$2,500	$—	$—	$6,000	$—	$—
AMP Solar (UK) Limited, Class A Preference Shares	65,171	47,952	—	(821)	112,302	—	5,020
Generation Brands Holdings, Inc. (Quality Homes), Basic Common Stock	6,699	—	—	1,565	8,264	—	—
Generation Brands Holdings, Inc. (Quality Homes), Series 2L Common Stock	27,294	—	—	6,380	33,674	—	—
Generation Brands Holdings, Inc. (Quality Homes), Series H Common Stock	5,578	—	—	1,303	6,881	—	—
Golden Bear Warehouse LLC, Equity	6,833	25,096	(8,589)	(72)	23,268	—	473
Golden Hill CLO I, LLC, Equity	73,587	—	(726)	211	73,072	—	3,991
Highbridge Loan Management 3-2014, Ltd., Class E Notes, L+600, 1/18/25	2,121	3	(2,280)	156	—	(67)	34
Highbridge Loan Management 3-2014, Ltd., Subordinated Notes, 1/18/25	6,722	—	(563)	(237)	5,922	—	431
Ivy Hill Middle Market Credit Fund IX, Ltd., Subordinated Notes, 10/18/25	11,375	—	(585)	(342)	10,448	—	875
Ivy Hill Middle Market Credit Fund X, Ltd., Subordinated Notes, 7/18/27	—	12,457	—	(303)	12,154	—	303
Jamestown CLO I LTD, Subordinated Notes, 11/5/24	3,698	—	(172)	(723)	2,803	—	175
LVI Group Investments, LLC, Common Units	8,669	—	—	15,470	24,139	—	175
MCF CLO I, LLC, Membership Interests, 4/20/23	38,490	—	(1,052)	(890)	36,548	—	3,625
MCF CLO III, LLC, Class E Notes L+445, 1/20/24	11,220	56	—	(317)	10,959	—	363
MCF CLO III, LLC, Membership Interests, 1/20/24	38,984	—	(1,280)	(684)	37,020	—	3,263
Renewable Funding Group, Inc., 0.000%, 9/30/15	1,000	—	(1,000)	—	—	—	—
Renewable Funding Group, Inc., 8.000%, 6/3/16	—	2,015	—	368	2,383	—	54
Renewable Funding Group, Inc., Series B Preferred Stock	9,309	1,000	(118)	8,923	19,114	—	—
Slater Mill Loan Fund LP, LP Certificates	6,968	—	(185)	(1,254)	5,529	—	566
	$327,218	$91,079	$(16,550)	$28,733	$430,480	$(67)	$19,348
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

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (unaudited) (continued)
September 30, 2015
(in thousands)

As of September 30, 2015, the Company has a 28%, 26%, 33%, 32%, 100%, 100%, 97%, 98%, and 26% equity ownership interest in Generation Brands Holdings, Inc. (Quality Homes), Highbridge Loan Management, Ltd., Ivy Hill Middle Market Credit Fund IX, Ltd., Ivy Hill Middle Market Credit Fund X, Ltd., Golden Hill CLO I, LLC, Golden Bear Warehouse, LLC, MCF CLO I, LLC, MCF CLO III, LLC, and Slater Mill Loan Fund LP, respectively. With respect to these portfolio companies, shown under “Non-Controlled/Affiliated”, the Company does not have the right to elect or appoint more than 25% of the directors or another party has the right to elect or appoint more directors than the Company and has the right to appoint certain members of senior management. Therefore, the Company has determined that these entities are not controlled affiliates.

(5)
Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Fair value as of March 31, 2015 and September 30, 2015 along with transactions during the six months ended September 30, 2015 in these Controlled investments are as follows:

Name of Issue	Fair Value at March 31, 2015	Gross Additions (Cost) ●	Gross Reductions (Cost) ■	Change in Unrealized Gain (Loss)	Fair Value at September 30, 2015	Net Realized Gain (Loss)	Interest/Dividend/ Other Income
Dynamic Product Tankers (Prime), LLC, Class A Units	$—	$38,800	$(44)	$—	$38,756	$—	$2,000
Merx Aviation Finance, LLC, (Revolver), 12.000% Funded	352,084	—	—	—	352,084	—	21,183
Merx Aviation Finance, LLC, (Unfunded Revolver), 0.000% Unfunded	—	—	—	—	—	—	—
Merx Aviation Finance Assets Ireland Limited, Letters of Credit, 2.250%, 9/30/15	—	—	—	—	—	—	—
Merx Aviation Finance Assets Ireland Limited, Letters of Credit, 2.250%, 9/30/15	—	—	—	—	—	—	—
Merx Aviation Finance, LLC, Letters of Credit, 2.250%, 9/30/15	—	—	—	—	—	—	—
Merx Aviation Finance, LLC, Membership Interests	165,172	—	(69,729)	12,932	108,375	—	—
MSEA Tankers LLC, Class A Units	33,000	33,000	—	—	66,000	—	3,863
PlayPower Holdings, Inc., Common Stock	55,900	—	(77,721)	21,821	—	(39,714)	—
PlayPower Holdings, Inc., Series A Preferred, 14.000% PIK, 11/15/20	59,411	1,891	(61,302)	—	—	—	1,931
	$665,567	$73,691	$(208,796)	$34,753	$565,215	$(39,714)	$28,977
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
As of September 30, 2015, the Company has a 85%, 100%, and 98% equity ownership interest in Dynamic Product Tankers (Prime), LLC, Merx Aviation Finance, LLC, and MSEA Tankers, LLC, respectively.

(6)	Aggregate gross unrealized gain and loss for federal income tax purposes is $156,142 and $293,905, respectively. Net unrealized loss is $137,763 based on a tax cost of $3,331,813.

(7)	Substantially all securities are pledged as collateral to our multicurrency revolving credit facility. As such these securities are not available as collateral to our general creditors.

(8)	The negative fair value is the result of the unfunded commitment or letter of credit being valued below par.

(9)	As a result of the amendment of our Senior Secured Facility on April 24, 2015, the industry classifications were updated in the Schedule of Investments as of September 30, 2015.

(10)	The percentage is calculated over net assets.

(11)
These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.

(12)	Denominated in USD unless otherwise noted, Euro (“€”), British Pound (“£”), and Canadian Dollar (“C$”).

(13)	Non-income producing security.

(14)	Non-accrual status (Note 2).

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
September 30, 2015
(in thousands)

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

(20)
Generally, the interest rate on variable interest rate investments is at benchmark rate plus spread. The borrower has an option to choose the benchmark rate which can be LIBOR , ABR, prime or any other similarly defined rate. The spread may change based on the type of rate used. The terms in the schedule of investments disclose the actual interest rate in effect which is at LIBOR plus spread or ABR plus spread as of reporting period. LIBOR loans are typically indexed to 30-day, 90-day,180-day or 360-day LIBOR rates (1M L, 3M L, 6M L or 12M L, respectively), at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Both LIBOR and ABR rates are subject to interest floors. As of September 30, 2015, rates for 1M L, 3M L, 6M L or 12M L are 0.193%, 0.325%, 0.534% and 0.851%, respectively.

(21)	The rates associated with these undrawn committed revolvers and delayed draw term loans represent rates for commitment and unused fees.

(22)
The CLO equity investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The current estimated yield is based on the current projections of this excess cash flow taking into account assumptions which have been made regarding expected prepayments, losses and future reinvestment rates. These assumptions are periodically reviewed and adjusted. Ultimately, the actual yield may be higher or lower than the estimated yield if actual results differ from those used for the assumptions.

(23)
As of September 30, 2015, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 8 to the financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Name of Issue	Total Revolving and Delayed Draw Loan Commitments	Drawn Commitments	Letters of Credit	Total Undrawn Commitments
Alliant Holdings	$15,000	$—	$—	$15,000
Avaya, Inc.	3,303	3,303	—	—
Canacol Energy Ltd.	100,000	75,000	—	25,000
CIT Group, Inc.	25,000	—	—	25,000
Confie Seguros Holding II Co.	4,500	1,800	836	1,864
Deep Gulf Energy II, LLC	50,000	50,000	—	—
Merx Aviation Finance Assets Ireland Limited	3,600	—	3,600	—
Merx Aviation Finance, LLC	177	—	177	—
My Alarm Center, LLC	25,817	17,490	—	8,327
Tibco Software Inc.	6,000	—	—	6,000
Transfirst Holdings, Inc.	3,000	—	57	2,943
UniTek Global Services Inc.	22,561	—	17,561	5,000
Total	$258,958	$147,593	$22,231	$89,134

(24)
As of September 30, 2015, Dynamic Product Tankers (Prime), LLC has various classes of limited liability interests outstanding of which Company holds Class A-1 and Class A-3 units which are identical except that Class A-1 unit is voting and Class A-3 unit is non-voting. The units entitle the Company to appoint three out of five managers to the board of managers.

(25)
As of September 30, 2015, MSEA Tankers, LLC has various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-2 units which are identical except that Class A-1 unit is voting and Class A-2 unit is non-voting. The units entitle the Company to appoint two out of three managers to the board of managers.

N/A	Not applicable.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (unaudited) (continued)
 September 30, 2015

Industry Classification	Percentage of Total Investments (at fair value) as of September 30, 2015
Business Services	17.4%
Energy – Oil & Gas	15.0%
Diversified Investment Vehicles, Banking, Finance, Real Estate	14.8%
Aviation and Consumer Transport	14.4%
Transportation – Cargo, Distribution	7.8%
High Tech Industries	3.7%
Energy – Electricity	3.7%
Insurance	2.6%
Chemicals, Plastics & Rubber	2.6%
Hotel, Gaming, Leisure, Restaurants	2.5%
Consumer Goods – Durable	2.4%
Telecommunications	1.9%
Containers, Packaging & Glass	1.7%
Healthcare & Pharmaceuticals	1.5%
Consumer Services	1.1%
Utilities – Electric	1.0%
Aerospace & Defense	1.0%
Education	0.9%
Food & Grocery	0.9%
Environmental Industries	0.8%
Metals & Mining	0.6%
Utilities - Oil and Gas	0.5%
Broadcasting & Subscription	0.5%
Manufacturing, Capital Equipment	0.4%
Wholesale	0.2%
Media – Diversified & Production	0.1%
Total Investments	100.0%

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS March 31, 2015 (in thousands)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—121.6% (10)	Interest Rate	Maturity Date	Industry	Par Amount(12)	Cost	Fair Value (1)
CORPORATE DEBT—109.5%
SECURED DEBT—85.0%
1st Lien Secured Debt—41.7%
Alion Science & Technology Corporation	11.000% (L+1000, 1.00% Floor)	8/16/19	Aerospace and Defense	$32,003	$31,038	$31,843
Archroma (17)	9.500% (L+825, 1.25% Floor)	10/1/18	Chemicals	40,128	39,795	40,354
Aventine Renewable Energy Holdings, Inc.	15.00% PIK or 10.50% Cash	9/22/17	Chemicals	15,742	18,031	14,601
Aveta, Inc.	9.750% (L+825, 1.50% Floor)	12/12/17	Healthcare	53,296	52,331	43,169
Caza Petroleum, Inc.	12.000% (L+1000, 2.00% Floor)	5/23/17	Oil and Gas	45,000	43,992	42,660
ChyronHego Corp.	9.000% (L+800, 1.00% Floor)	3/9/20	Business Services	25,000	24,505	24,500
CITGO Holding, Inc. (11)	10.750%	2/15/20	Energy	25,000	23,792	25,781
CITGO Holding, Inc.	9.50% (L+850, 1.00% Floor)	5/12/18	Energy	19,435	18,306	19,344
Deep Gulf Energy II, LLC	14.000% (14.00% or L+1250, 1.50% Floor)	3/31/17	Oil and Gas	35,000	35,000	33,530
Delta Educational Systems, Inc.	16.00% (8.00% Cash / 8.00% PIK)	12/11/16	Education	5,892	5,892	5,892
Dodge Data & Analytics LLC	9.750% (L+875, 1.00% Floor)	10/31/19	Printing and Publishing	60,349	59,223	58,689
Extraction Oil & Gas Holdings, LLC	10.00% & 11.00%	5/29/19	Oil and Gas	52,633	51,932	51,843
Great Bear Petroleum Operating, LLC	12.000%	10/1/17	Oil and Gas	5,064	5,064	5,064
Hunt Companies, Inc. (11)	9.625%	3/1/21	Buildings and Real Estate	21,008	20,776	21,586
Magnetation, LLC (11)	11.000%	5/15/18	Mining	38,454	39,878	19,804
Maxus Capital Carbon SPE I, LLC (Skyonic Corp.)	13.000%	9/18/19	Chemicals	73,104	73,104	73,104
Molycorp, Inc. (17)	10.000%	6/1/20	Diversified Natural Resources, Precious Metals and Minerals	42,977	42,699	22,276
My Alarm Center, LLC (16)	8.500% (L+750, 1.00% Floor)	1/9/18	Business Services	42,614	42,614	42,613
My Alarm Center, LLC (16)	8.500% (L+750, 1.00% Floor)	1/9/18	Business Services	12,731	12,731	12,731
Osage Exploration & Development, Inc. (11)(17)	13.000% (L+1100, 2.00% Floor)	4/27/16	Oil and Gas	25,000	24,741	23,600
Pelican Energy, LLC (17)	10.00% (7.00% Cash / 3.00% PIK)	12/31/18	Oil and Gas	26,957	26,057	25,340
Saba Software, Inc.	12.417% (L+1142, 1.00% Floor)	3/26/21	Business Services	10,000	10,000	9,850
SCM Insurance Services, Inc. (17)	9.250%	8/22/19	Business Services	CAD 30,000	27,135	23,569
Spotted Hawk Development, LLC	13.00% (12.00% Cash / 1.00% PIK)	9/12/16	Oil and Gas	80,900	79,911	78,878
Sunrun Solar Owner IX, LLC	9.079%	12/31/24	Energy	3,424	3,284	3,527
Telestream Holdings Corporation	10.254% (L+925, 1.00% Floor)	1/15/20	Business Services	32,500	32,500	31,769
UniTek Global Services Inc. (16)	9.500% (L+750, 1.00% PIK, 1.00% Floor)	1/13/19	Telecommunications	21,442	21,442	21,442
Total 1st Lien Secured Debt excluding Revolvers and Letters of Credit					$865,773	$807,359

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (continued) March 31, 2015 (in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—121.6% (10)	Interest Rate	Maturity Date	Industry	Par Amount(12)	Cost	Fair Value (1)

Funded and Unfunded Revolver Obligations—-1.7%
Avaya, Inc., (Revolver) (16)	2.92% (L+275, 0.17% Floor) / 5.00% (P+175, 3.25% Floor) Funded	10/26/16	Telecommunications	$16,553	$16,553	$15,436
Avaya, Inc., (Unfunded Revolver) (8)(16)	0.50% Unfunded	10/26/16	Telecommunications	10,431	(3,181)	(704)
BMC Software, Inc., (Unfunded Revolver) (8)	0.50% Unfunded	9/10/18	Business Services	20,760	(1,857)	(1,868)
CIT Group, Inc., (Unfunded Revolver) (8)(17)	L+275	1/27/17	Financial Services	25,000	(107)	(1,250)
Confie Seguros Holding II Co., (Revolver) (16)	4.67% (L+450, 0.17% Floor) / 6.75% (P+350, 3.25% Floor) Funded	12/10/18	Insurance	2,190	2,190	1,949
Confie Seguros Holding II Co., (Unfunded Revolver) (8)(16)	0.50% Unfunded	12/10/18	Insurance	1,625	(340)	(179)
Laureate Education Inc., (Revolver) (16)(17)	5.000% (L+375, 1.25% Floor) Funded	6/16/16	Education	23,566	23,566	21,445
Laureate Education, Inc., (Unfunded Revolver) (8)(16)(17)	0.625% Unfunded	6/16/16	Education	5,212	(1,833)	(469)
Salix Pharmaceuticals, Ltd., (Unfunded Revolver) (16)(17)	0.50% Unfunded	1/2/19	Healthcare	24,867	(1,519)	—
Tibco Software Inc., (Unfunded Revolver) (8)	0.50% Unfunded	12/5/19	Business Services	6,000	(56)	(30)
Transfirst Holdings, Inc., (Unfunded Revolver) (8)(16)	0.50% Unfunded	11/12/19	Financial Services	2,943	(14)	(88)
UniTek Global Services, Inc., (Unfunded Revolver) (16)	0.50% Unfunded	1/13/19	Telecommunications	5,000	241	—
Walter Energy, Inc., (Unfunded Revolver) (8)(16)(17)	0.625% Unfunded	10/1/17	Mining	275	(176)	(48)
Total Funded and Unfunded Revolver Obligations					$33,467	$34,194

Letters of Credit—(0.0)%
Avaya, Inc., Letter of Credit (8)(9)(16)	2.750%	10/30/15- 4/6/16	Telecommunications	$9,800	$—	$(662)
Confie Seguros Holding II Co., Letter of Credit (8)(16)	4.500%	10/27/15	Insurance	600	—	(66)
Confie Seguros Holding II Co., Letter of Credit (8)(16)	4.500%	1/13/16	Insurance	85	—	(9)
Laureate Education Inc., Letter of Credit (8)(16)(17)	3.750%	6/16/16	Education	101	—	(9)
Salix Pharmaceuticals, Ltd., Letter of Credit (16)(17)	3.000%	2/10/16	Healthcare	8	—	—
Salix Pharmaceuticals, Ltd., Letter of Credit (16)(17)	3.000%	2/10/16	Healthcare	125	—	—
Transfirst Holdings, Inc., Letter of Credit (8)(16)	4.500%	11/12/19	Financial Services	57	—	(2)
UniTek Global Services Inc., Letter of Credit (16)	7.500%	1/13/19	Telecommunications	17,946	—	—
UniTek Global Services Inc., Letter of Credit (16)	7.500%	1/13/19	Telecommunications	1,850	—	—
Walter Energy, Inc., Letter of Credit (8)(9)(16)(17)	5.500%	9/18/15- 7/4/16	Mining	86	—	(15)
Walter Energy, Inc., Letter of Credit (8)(9)(16)(17)	5.500%	8/31/15- 11/28/15	Mining	CAD 192	—	(27)
Total Letters of Credit					$—	$(790)

Total 1st Lien Secured Debt					$899,240	$840,763

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (continued) March 31, 2015 (in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—121.6% (10)	Interest Rate	Maturity Date	Industry	Par Amount(12)	Cost	Fair Value (1)

2nd Lien Secured Debt—41.6%
Access CIG, LLC	9.750% (L+875, 1.00% Floor)	10/17/22	Business Services	$25,600	$24,103	$24,192
Active Network, Inc.	9.500% (L+850, 1.00% Floor)	11/15/21	Business Services	19,672	19,586	19,082
Appriss Holdings, Inc.	9.250% (L+825, 1.00% Floor)	5/21/21	Business Services	25,000	24,641	25,000
Armor Holdings, Inc. (American Stock Transfer and Trust Company)	10.250% (L+900, 1.25% Floor)	12/26/20	Financial Services	8,000	7,867	7,760
Asurion Corporation	8.500% (L+750, 1.00% Floor)	3/3/21	Insurance	40,622	40,163	40,876
Confie Seguros Holding II Co.	10.250% (L+900, 1.25% Floor)	5/8/19	Insurance	28,844	28,691	28,844
Consolidated Precision Products Corp.	8.750% (L+775, 1.00% Floor)	4/30/21	Aerospace and Defense	1,940	1,932	1,930
Deltek, Inc.	10.000% (L+875, 1.25% Floor)	10/10/19	Business Services	17,273	17,137	17,424
Elements Behavioral Health, Inc.	9.750% (L+875, 1.00% Floor)	2/11/20	Healthcare	9,500	9,420	9,434
Garden Fresh Restaurant Corp. (16)	7.750% (L+625 PIK, 1.50% Floor)	1/1/19	Restaurants	8,250	6,522	5,775
Garden Fresh Restaurant Corp. (16)	15.000% (L+1350 PIK, 1.50% Floor)	1/1/19	Restaurants	39,921	38,064	35,529
GCA Services Group, Inc.	9.250% (L+800, 1.25% Floor)	11/1/20	Diversified Service	17,838	17,961	17,882
Grocery Outlet, Inc.	9.250% (L+825, 1.00% Floor)	10/21/22	Grocery	28,000	27,592	27,580
GTCR Valor Companies, Inc.	9.500% (L+850, 1.00% Floor)	11/30/21	Business Services	35,000	34,666	33,775
Institutional Shareholder Services, Inc.	8.500% (L+750, 1.00% Floor)	4/30/22	Financial Services	6,640	6,579	6,540
Kronos, Inc.	9.750% (L+850, 1.25% Floor)	4/30/20	Business Services	13,525	13,466	13,931
Miller Energy Resources, Inc. (17)	14.750% (9.750% Cash / 2.000% PIK, 3.00% Floor)	2/3/18	Oil and Gas	88,123	88,123	82,527
MSC Software Corp. (17)	8.500% (L+750, 1.00% Floor)	5/28/21	Business Services	13,448	13,320	13,246
Novolex Holdings, Inc.	9.750% (L+875, 1.00% Floor)	6/5/22	Packaging	42,045	41,013	42,150
Pabst Brewing Company	9.25% (L+825, 1.00% Floor)	11/14/22	Consumer Products	27,000	26,665	27,203
Premier Trailer Leasing, Inc.	10.000% (L+900, 1.00% Floor)	9/24/20	Financial Services	52,000	51,029	52,000
River Cree Enterprises LP (11)(17)	11.000%	1/20/21	Hotels, Motels, Inns and Gaming	CAD 33,000	31,111	26,952
SiTV, Inc. (11)	10.375%	7/1/19	Cable Television	2,219	2,219	2,003
SMG	9.250% (L+825, 1.00% Floor)	2/27/21	Business Services	19,900	19,900	20,000

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (continued) March 31, 2015 (in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—121.6% (10)	Interest Rate	Maturity Date	Industry	Par Amount(12)	Cost	Fair Value (1)
2nd Lien Secured Debt—41.6% (continued)
Sprint Industrial Holdings, LLC	11.250% (L+1000, 1.25% Floor)	11/14/19	Containers, Packaging, and Glass	14,163	13,959	13,526
SquareTwo Financial Corp. (Collect America, Ltd.) (17)	11.625%	4/1/17	Financial Services	65,152	64,316	58,420
TASC, Inc.	12.000%	5/21/21	Aerospace and Defense	21,815	21,028	23,178
TMK Hawk Parent Corp.	8.500% (L+750, 1.00% Floor)	10/1/22	Distribution	34,000	33,675	34,000
Transfirst Holdings, Inc.	9.000% (L+800, 1.00% Floor)	11/11/22	Financial Services	11,340	11,221	11,404
UniTek Global Services Inc. (16)	8.500% (L+750, 1.00% Floor)	1/13/19	Telecommunications	32,367	32,367	30,748
Velocity Technology Solutions, Inc.	9.000% (L+775, 1.25% Floor)	9/28/20	Business Services	16,500	16,209	16,005
Vertafore, Inc.	9.750% (L+825, 1.50% Floor)	10/27/17	Business Services	36,436	36,295	36,709
Total 2nd Lien Secured Debt					$820,840	$805,625
TOTAL SECURED DEBT					$1,720,080	$1,646,388
UNSECURED DEBT—24.5%
American Energy - Woodford LLC/AEW Finance Corp. (11)	9.000%	9/15/22	Oil and Gas	$5,000	$4,805	$2,850
American Tire Distributors, Inc. (11)	10.250%	3/1/22	Distribution	24,281	24,281	25,252
Artsonig Pty Ltd. (11)(17)	11.50% (12.00% PIK Toggle)	4/1/19	Transportation	21,227	20,974	17,830
BCA Osprey II Limited (British Car Auctions) (16)(17)	12.50% PIK	8/17/17	Transportation	£23,566	37,704	36,033
BCA Osprey II Limited (British Car Auctions) (16)(17)	12.50% PIK	8/17/17	Transportation	€14,333	19,779	15,855
Canacol Energy Ltd. (17)	9.500% (L+850, 1.00% Floor)	12/31/19	Oil and Gas	50,000	48,595	47,625
Ceridian Corp. (11)	11.000%	3/15/21	Diversified Service	16,760	16,760	17,430
Delta Educational Systems, Inc.	16.00% PIK or 10.00% Cash / 6.00% PIK	5/12/17	Education	24,172	23,929	21,416
Denver Parent Corp. (Venoco) (13)(14)(16)	12.25% (13.00% PIK Toggle)	8/15/18	Oil and Gas	9,572	9,411	1,460
GenCorp, Inc. (17)	9.500% (L+850, 1.00% Floor)	4/18/22	Aerospace and Defense	40,500	40,500	40,500
My Alarm Center, LLC	16.25% (12.00% Cash / 4.25 %PIK)	7/9/18	Business Services	4,236	4,236	4,236
PetroBakken Energy Ltd. (11)(17)	8.625%	2/1/20	Oil and Gas	34,980	35,972	25,361
Radio One, Inc. (11)(17)	9.250%	2/15/20	Broadcasting & Entertainment	15,804	15,709	15,160
Sorenson Holdings, LLC (11)	13.00% PIK	10/31/21	Consumer Products	68	45	68
Tibco Software Inc. (11)	11.375%	12/1/21	Business Services	11,389	11,069	11,595
U.S. Security Associates Holdings, Inc.	11.000%	7/28/18	Business Services	135,000	135,000	137,700
UniTek Global Services Inc.	15.000%	7/13/2019	Telecommunications	6,565	6,565	6,565
Univar, Inc.	10.500%	6/30/2018	Distribution	20,000	20,000	19,900
Venoco, Inc. (16)	8.875%	2/15/2019	Oil and Gas	54,996	55,032	28,598
TOTAL UNSECURED DEBT					$530,366	$475,434
TOTAL CORPORATE DEBT					$2,250,446	$2,121,822

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (continued) March 31, 2015 (in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—121.6% (10)	Interest Rate	Maturity Date	Industry	Par Amount(12)	Cost	Fair Value (1)
STRUCTURED PRODUCTS AND OTHER—9.0%
Asset Repackaging Trust Six B.V., Credit-Linked Note (11)(17)(20)	N/A	5/18/2027	Utilities	$58,411	$24,994	$36,731
Craft 2013-1, Credit-Linked Note (11)(16)(17)	9.503% (L+925)	4/17/2022	Diversified Investment Vehicle	25,000	25,092	24,282
Craft 2013-1, Credit-Linked Note (16)(17)	9.503% (L+925)	4/17/2022	Diversified Investment Vehicle	7,625	7,753	7,412
Craft 2014-1A, Credit-Linked Note (11)(17)	9.882% (L+965)	5/15/2021	Diversified Investment Vehicle	42,500	42,460	41,898
Dark Castle Holdings, LLC	N/A	N/A	Media	24,395	1,189	2,565
JP Morgan Chase & Co., Credit-Linked Note (17)	12.520% (L+1225)	12/20/2021	Diversified Investment Vehicle	43,250	42,053	42,700
NXT Capital CLO 2014-1, LLC, Class E Notes (11)(17)	5.731% (L+550)	4/23/2026	Diversified Investment Vehicle	5,000	4,670	4,350
Renaissance Umiat, LLC, ACES Tax Receivable (15)(17)	N/A	N/A	Oil and Gas	—	13,014	14,432
TOTAL STRUCTURED PRODUCTS AND OTHER					$161,225	$174,370
PREFERRED EQUITY—1.6%				Shares
CA Holding, Inc. (Collect America, Ltd.), Series A Preferred Stock (13)(17)	N/A	N/A	Financial Services	32,961	$788	$297
Crowley Holdings, Series A Preferred Stock (11)	12.00% (10.00% Cash / 2.00% PIK)	N/A	Cargo Transport	22,500	23,079	23,645
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Preferred Stock (Convertible) (13)(14)	12.50% PIK	N/A	Education	332,500	6,863	—
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Preferred Stock (13)(14)	13.50% PIK	5/12/2018	Education	12,360	27,685	1,613
Varietal Distribution Holdings, LLC, Class A Preferred Unit	8.00% PIK	N/A	Distribution	3,097	5,724	5,655
TOTAL PREFERRED EQUITY					$64,139	$31,210

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (continued) March 31, 2015 (in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—121.6% (10)	Interest Rate	Maturity Date	Industry	Par Amount(12)	Cost	Fair Value (1)
EQUITY—1.5%
Common Equity/Interests—1.2%				Shares
ATD Corporation (Accelerate Parent Corp.), Common Stock (11)	N/A	N/A	Distribution	1,664,046	$1,714	$2,690
CA Holding, Inc. (Collect America, Ltd.), Series A Common Stock (13)(17)	N/A	N/A	Financial Services	25,000	2,500	—
CA Holding, Inc. (Collect America, Ltd.), Series AA Common Stock (13)(17)	N/A	N/A	Financial Services	4,294	429	—
Caza Petroleum, Inc., Net Profits Interest (13)	N/A	N/A	Oil and Gas	—	1,202	1,290
Caza Petroleum, Inc., Overriding Royalty Interest	N/A	N/A	Oil and Gas	—	340	235
Clothesline Holdings, Inc. (Angelica Corporation), Common Stock (13)	N/A	N/A	Healthcare	6,000	6,000	519
Explorer Coinvest, LLC (Booz Allen), Common Stock (17)	N/A	N/A	Business Services	192	1,468	5,162
Garden Fresh Restaurant Holdings, LLC., Common Stock (13)	N/A	N/A	Restaurants	50,000	5,000	—
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Common Stock (13)	N/A	N/A	Education	17,500	175	—
JV Note Holdco, LLC (DSI Renal, Inc.), Common Equity / Interest (13)	N/A	N/A	Healthcare	9,303	85	—
Pelican Energy, LLC, Net Profits Interest (13)(17)	N/A	N/A	Oil and Gas	—	1,061	272
Skyline Data, News and Analytics LLC, Class A Common Unit (13)	N/A	N/A	Printing and Publishing	4,500	4,500	4,500
Sorenson Holdings, LLC, Membership Interests (13)	N/A	N/A	Consumer Products	587	—	81
Univar, Inc., Common Stock (13)	N/A	N/A	Distribution	900,000	9,000	9,320
Varietal Distribution Holdings, LLC, Class A Common Unit (13)	N/A	N/A	Distribution	28,028	28	—
Total Common Equity/Interests					$33,502	$24,069

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (continued) March 31, 2015 (in thousands, except warrants)

INVESTMENTS IN NON-CONTROLLED/NON-AFFILIATED INVESTMENTS—121.6% (10)	Interest Rate	Maturity Date	Industry	Warrants	Cost	Fair Value (1)
Warrants—0.3%
CA Holding, Inc. (Collect America, Ltd.), Common Stock Warrants (13)(17)	N/A	N/A	Financial Services	12,255	$8	$—
Energy & Exploration Partners, Inc., Common Stock Warrants (13)	N/A	N/A	Oil and Gas	60,778	2,374	58
Fidji Luxco (BC) S.C.A., Common Stock Warrants (2)(13)(17)	N/A	N/A	Electronics	18,113	182	3,950
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Class A-1 Preferred Stock Warrants (13)	N/A	N/A	Education	45,947	459	—
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Class B-1 Preferred Stock Warrants (13)	N/A	N/A	Education	104,314	1,043	—
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Common Stock Warrants (13)	N/A	N/A	Education	9,820	98	—
Osage Exploration & Development, Inc., Common Stock Warrants (13)(17)	N/A	N/A	Oil and Gas	1,496,843	—	222
Spotted Hawk Development, LLC, Common Stock Warrants (13)	N/A	N/A	Oil and Gas	54,545	852	1,341
Total Warrants					$5,016	$5,571
TOTAL EQUITY					$38,518	$29,640
Total Non-Controlled/ Non-Affiliated Investments					$2,514,328	$2,357,042

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (continued) March 31, 2015 (in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/AFFILIATED INVESTMENTS—16.9%(4)(10)	Interest Rate	Maturity Date	Industry	Par Amount (12)	Cost	Fair Value (1)
CORPORATE DEBT—0.0%
SECURED DEBT—0.0%
1st Lien Secured Debt—0.0%
Renewable Funding Group, Inc., (4)(13)	0.00%	9/30/15	Finance	$1,000	$1,000	$1,000
Total 1st Lien Secured Debt					$1,000	$1,000
TOTAL SECURED DEBT					$1,000	$1,000
TOTAL CORPORATE DEBT					$1,000	$1,000

STRUCTURED PRODUCTS AND OTHER—10.3%
Golden Bear Warehouse, LLC, Equity (3)(4)(17)	N/A	N/A	Diversified Investment Vehicle	$4,234	$4,234	$6,833
Golden Hill CLO I, LLC, Equity (3)(4)(17)	N/A	N/A	Diversified Investment Vehicle	70,944	71,478	73,587
Highbridge Loan Management 3-2014, Ltd., Class E Notes (3)(4)(11)(17)	6.257% (L+600)	1/18/25	Diversified Investment Vehicle	2,485	2,277	2,121
Highbridge Loan Management 3-2014, Ltd., Subordinated Notes (3)(4)(11)(17)	N/A	1/18/25	Diversified Investment Vehicle	8,163	6,537	6,722
Ivy Hill Middle Market Credit Fund IX, Ltd, Subordinated Notes (3)(4)(11)(17)	N/A	10/18/25	Diversified Investment Vehicle	12,500	11,375	11,375
Jamestown CLO I LTD, Subordinated Notes (3)(4)(11)(17)	N/A	11/5/24	Diversified Investment Vehicle	4,325	3,432	3,698
MCF CLO I, LLC, Membership Interests (3)(4)(11)(17)	N/A	4/20/23	Diversified Investment Vehicle	38,918	35,087	38,490
MCF CLO III, LLC, Class E Notes (3)(4)(11)(17)	4.681% (L+445)	1/20/24	Diversified Investment Vehicle	12,750	11,456	11,220
MCF CLO III, LLC, Membership Interests (3)(4)(11)(17)	N/A	1/20/24	Diversified Investment Vehicle	41,900	36,957	38,984
Slater Mill Loan Fund LP, LP Certificates (3)(4)(17)	N/A	N/A	Diversified Investment Vehicle	8,375	5,755	6,968
TOTAL STRUCTURED PRODUCTS AND OTHER					$188,588	$199,998

PREFERRED EQUITY—3.9%				Shares
AMP Solar (UK) Limited, Class A Preference Shares (2)(5)(17)(21)	8.500%	10/31/49	Utilities	43,277,916	$66,354	$65,171
Renewable Funding Group, Inc., Series B Preferred Stock (4)(13)	N/A	N/A	Finance	1,505,868	7,461	9,309
TOTAL PREFERRED EQUITY					$73,815	$74,480

EQUITY—2.7%
Common Equity/Interests—2.7%
AMP Solar Group, Inc., Class A Common Shares (3)(4)(17)	N/A	N/A	Energy	81,493	$3,500	$3,500
Generation Brands Holdings, Inc. (Quality Home Brands), Basic Common Stock (3)(4)(13)(18)	N/A	N/A	Home and Office Furnishings and Durable Consumer Products	9,007	—	6,699
Generation Brands Holdings, Inc. (Quality Home Brands), Series 2L Common Stock (3)(4)(13)(18)	N/A	N/A	Home and Office Furnishings and Durable Consumer Products	36,700	11,242	27,294

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (continued) March 31, 2015 (in thousands, except shares)

INVESTMENTS IN NON-CONTROLLED/AFFILIATED INVESTMENTS—16.9%(4)(10)	Interest Rate	Maturity Date	Industry	Shares	Cost	Fair Value (1)

EQUITY—2.7%
Common Equity/Interests—2.7%
Generation Brands Holdings, Inc. (Quality Home Brands), Series H Common Stock (3)(4)(13)(18)	N/A	N/A	Home and Office Furnishings and Durable Consumer Products	7,500	$2,298	$5,578
LVI Group Investments, LLC, Common Units (3)(4)(13)(19)	N/A	N/A	Environmental Services	212,460	17,505	8,669
Total Common Equity/Interests					$34,545	$51,740
TOTAL EQUITY					$34,545	$51,740

Total Non-Controlled/Affiliated Investments					$297,948	$327,218

See notes to financial statements.

APOLLO INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS (continued) March 31, 2015 (in thousands, except shares)

INVESTMENTS IN CONTROLLED INVESTMENTS—34.4%(5)(10)	Interest Rate	Maturity Date	Industry	Par Amount (12)	Cost	Fair Value (1)
CORPORATE DEBT—18.2%
SECURED DEBT—18.2%
1st Lien Secured Debt—18.2%
Merx Aviation Finance, LLC, (Revolver) (5)(16)	12.00% Funded	10/31/18	Aviation	$352,084	$352,084	$352,084
Total 1st Lien Secured Debt					$352,084	$352,084

Unfunded Revolver Obligation—0.0%
Merx Aviation Finance, LLC, (Unfunded Revolver) (5)(16)	12.00% Funded, 0.00% Unfunded	10/31/18	Aviation	$47,916	$—	$—
Total Unfunded Revolver Obligation					$—	$—

Letters of Credit—0.0%
Merx Aviation Finance Assets Ireland Limited, Letter of Credit (5)	2.250%	9/30/15	Aviation	$1,800	$—	$—
Merx Aviation Finance Assets Ireland Limited, Letter of Credit (5)	2.250%	9/30/15	Aviation	1,800	—	—
Total Letters of Credit					$—	$—
TOTAL SECURED DEBT					$352,084	$352,084
TOTAL CORPORATE DEBT					$352,084	$352,084

PREFERRED EQUITY—3.1%				Shares
PlayPower Holdings, Inc., Series A Preferred (5)	14.00% PIK	11/15/20	Leisure	49,178	$59,411	$59,411
TOTAL PREFERRED EQUITY					$59,411	$59,411

EQUITY—13.1%
Common Equity/Interests—13.1%				Shares
Merx Aviation Finance, LLC, Membership Interest (5)(13)	N/A	N/A	Aviation	—	$152,082	$165,172
MSEA Tankers LLC, Membership Interest (5)(17)	N/A	N/A	Cargo Transport	—	33,000	33,000
PlayPower Holdings, Inc., Common Stock (5)(13)	N/A	N/A	Leisure	1,000	77,722	55,900
Total Common Equity/Interests					$262,804	$254,072
TOTAL EQUITY					$262,804	$254,072
Total Controlled Investments					$674,299	$665,567
Total Investments—172.9% (6)(7)					$3,486,575	$3,349,827
Liabilities in Excess of Other Assets—(72.9)%						$(1,412,219)
Net Assets—100.0%						$1,937,608
______________________

(1)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (Note 2).

(2)	Fidji Luxco (BC) S.C.A. is a EUR denominated investment and AMP Solar (UK) Limited is a GBP denominated investment.

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

(12)	Denominated in USD unless otherwise noted, Euro (“€”), British Pound (“£”), and Canadian Dollar (“CAD”).

(13)	Non-income producing security.

(14)	Non-accrual status (Note 2).

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

(19)
As a result of a restructuring in April 2014, the Company ‘s investment was moved to LVI Group Investments, LLC from LVI Services Inc. LVI Group Investments, LLC further invested in NorthStar Group Holdings. The Company no longer controls more than 25% of the voting power and has no power to direct or cause the direction of the policies and management of NorthStar Group Holdings. As such, $44,220 of the fair value of LVI Services, Inc., Common Stock, was transferred from “Controlled” to “Non-Controlled/Affiliated” in LVI Group Investments, LLC prior to the fiscal year ended March 31, 2015.

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
(in thousands except share and per share data)

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
Apollo Investment Management, L.P. ( the "Investment Adviser" or “AIM”) is our investment adviser and an affiliate of Apollo Global Management, LLC and its consolidated subsidiaries (“AGM”). The Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of, and provides investment advisory services to the Company.
Apollo Investment Administration, LLC (“AIA” or “Administrator”), an affiliate of AGM, provides, among other things, administrative services and facilities for the Company. Furthermore, AIA provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance.
We invest primarily in various forms of debt investments, including secured and unsecured debt, loan investments, and/or equity in private middle-market companies. We may also invest in the securities of public companies and in structured products and other investments such as collateralized loan obligations and credit-linked notes (“CLOs” and “CLNs”, respectively). Our portfolio is comprised primarily of investments in debt, including secured and unsecured debt of private middle-market companies that, in the case of senior secured loans, generally are not broadly syndicated and whose aggregate tranche size is typically less than $250 million. Our portfolio also includes equity interests such as common stock, preferred stock, warrants or options.
Apollo Investment commenced operations on April 8, 2004 receiving net proceeds of $870,000 from its initial public offering by selling 62 million shares of common stock at a price of $15.00 per share. Since then, and through September 30, 2015, we have raised approximately $2,210,099 in net proceeds from additional offerings of common stock and repurchased common stock for $21,193.
Note 2. Significant Accounting Policies
The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.
Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the requirements on Form 10-Q, ASC 946, Financial Services — Investment Companies (“ASC 946”), and Articles 6, 10, and 12 of Regulation S-X. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of the financial statements for the interim period, have been included.
Under the 1940 Act, ASC 946, and the regulations pursuant to Article 6 of Regulation S-X, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit us. Consequently, as of September 30, 2015, the Company did not consolidate any subsidiary or controlled entity or any special purpose entities through which the special purpose entity acquires and holds investments subject to financing with third parties.
These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended March 31, 2015.
Certain amounts have been reclassified on the Statement of Assets and Liabilities and Statement of Operations. For the year ended March 31, 2015, $65,171 of fair value and $66,354 of cost previously classified as controlled investments was reclassified to non-controlled/affiliated investments. For the three and six months ended September 30, 2014, $4,905 and $1,784 of net change on unrealized gain (loss) previously classified as net change on unrealized gain (loss) from controlled investments was reclassified to net change on unrealized gain (loss) from non-controlled/affiliated investments. For the three and six months ended September 30, 2014, $44 and $356, respectively, of investment income previously classified as investment income from controlled investments was reclassified to investment income from non-controlled/affiliated investments.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share data)

Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income, expenses, gains and losses during the reported periods. Changes in the economic environment, financial markets, credit worthiness of our portfolio companies and any other parameters used in determining these estimates could cause actual results to differ materially.
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
Cash and cash equivalents are carried at cost which approximates fair value. There were no cash equivalents held as of September 30, 2015 and March 31, 2015.
Investment Transactions
Investments are recognized when we assume an obligation to acquire a financial instrument and assume the risks for gains and losses related to that instrument. Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Specifically, we record all security transactions on a trade date basis. Amounts for investments recognized or derecognized but not yet settled are reported as receivables for investments sold and payables for investments purchased, respectively, in the Statements of Assets and Liabilities.
Fair Value Measurements
The Company follows guidance in ASC 820, Fair Value Measurement, where fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are determined within a framework that establishes a three-tier hierarchy which maximizes the use of observable market data and minimizes the use of unobservable inputs to establish a classification of fair value measurements for disclosure purposes. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk, such as the risk inherent in a particular valuation technique used to measure fair value using a pricing model and/or the risk inherent in the inputs for the valuation technique. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the information available. The inputs or methodology used for valuing assets or liabilities may not be an indication of the risks associated with investing in those assets or liabilities.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share data)

Investment Valuation Process
Under procedures established by our board of directors, we value investments, including certain secured debt, unsecured debt and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations (unless they are deemed not to represent fair value). We attempt to obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker or a primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. If and when market quotations are unavailable or are deemed not to represent fair value, we typically utilize independent third party valuation firms to assist us in determining fair value. Accordingly, such investments go through our multi-step valuation process as described below. In each case, our independent third party valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations for such investments. Investments purchased within 15 days before the valuation date and debt investments with remaining maturities of 60 days or less may each be valued at cost with interest accrued or discount amortized to the date of maturity (although they are typically valued at available market quotations), unless such valuation, in the judgment of our investment adviser, does not represent fair value. In this case such investments shall be valued at fair value as determined in good faith by or under the direction of our board of directors including using market quotations where available. Investments that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of our board of directors. Such determination of fair values may involve subjective judgments and estimates.
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
Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the six months ended September 30, 2015, there has been no change to the Company’s valuation techniques and related inputs considered in the valuation process.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share data)

Valuation of Other Financial Assets and Financial Liabilities
ASC 825, Financial Instruments, permits an entity to choose, at specified election dates, to measure certain assets and liabilities at fair value (the “Fair Value Option”). We have not elected the Fair Value Option to report selected financial assets and financial liabilities. The carrying value of all other financial assets and liabilities approximates fair value due to their short maturities or their close proximity of the originations to the measurement date. Debt issued by the Company is reported at amortized cost (see Note 6).
Realized Gains or Losses
Security transactions are accounted for on a trade date basis. Realized gains or losses on investments are calculated by using the specific identification method. Securities that have been called by the issuer are recorded at the call price on the call effective date at the call price.
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
Loan origination fees, original issue discount (“OID”), and market discounts are capitalized and accreted into interest income over the respective terms of the applicable loans using the effective interest method or straight-line, as applicable. Upon the prepayment of a loan, prepayment premiums, any unamortized loan origination fees, OID, or market discounts are recorded as interest income. Other income generally includes amendment fees, bridge fees, and structuring fees which are recorded when earned.
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
Expenses
Expenses include management fees, performance-based incentive fees, insurance expenses, administrative service fees, legal fees, directors’ fees, audit and tax service expenses, third-party valuation fees and other general and administrative expenses. Expenses are recognized on an accrual basis.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share data)

Financing Costs
The Company records expenses related to shelf filings and applicable offering costs as deferred financing costs in the Statement of Assets and Liabilities. To the extent such expenses relate to equity offerings, these expenses are charged as a reduction of capital upon utilization, in accordance with ASC 946-20-25 or charged to expense if no offering is completed.
The Company records origination and other expenses related to its debt obligations as deferred financing costs in the Statement of Assets and Liabilities. These expenses are deferred and amortized as part of interest expense using the straight-line method over the stated life of the obligation which approximates the effective yield method.
Foreign Currency Translations
The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the foreign exchange rate on the date of valuation. The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. The Company’s investments in foreign securities may involve certain risks, including without limitation: foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments and therefore the earnings of the Company.
Dividends and Distributions
Dividends and distributions to common shareholders are recorded as of the ex-dividend date. The amount to be paid out as dividends is determined by the board of directors each quarter. Net realized capital gains, if any, are generally distributed or deemed distributed at least annually.
Share Repurchase
In connection with the Company’s share repurchase program, the cost of shares repurchased is charged to net assets on the settlement date.
Federal and State Income Taxes
We have elected to be treated as a RIC under the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its shareholders at least 90% of its investment company taxable income and net capital gain, as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its shareholders, which will generally relieve the Company from corporate-level income taxes. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to shareholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will general be required to pay excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated undistributed taxable income.
If we fail to satisfy the annual distribution requirement or otherwise fail to qualify as a RIC in any taxable year, we would be subject to tax on all of our taxable income at regular corporate rates. Distribution would generally be taxable to our individual and other non-corporate taxable shareholders as ordinary dividend income eligible for the reduced maximum rate applicable to qualified dividend income to the extent of our current and accumulated earnings and profits provided certain holding period and other requirements are met. Subject to certain limitation under the Code, corporate distributions would be eligible for the dividend-received deduction. To qualify again to be taxed as a RIC in a subsequent year, we would be required to distribute to our shareholders our accumulated earnings and profits payable by us as an additional tax. In addition, if we failed to qualify as a RIC for a period greater than two taxable years, then, in order to qualify as a RIC in a subsequent year, we would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share data)

been realized if we had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of ten years.
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of September 30, 2015, and for the three and six months ended, there were no uncertain tax positions. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2012 remain subject to examination by the Internal Revenue Service.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued guidance to establish a comprehensive and converged standard on revenue recognition to enable financial statement users to better understand and consistently analyze an entity’s revenue across industries, transactions, and geographies. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance also specifies the accounting for certain costs to obtain or fulfill a contract with a customer. The new guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. Qualitative and quantitative information is required to be disclosed about: (1) contracts with customers, (2) significant judgments and changes in judgments, and (3) assets recognized from costs to obtain or fulfill a contract. The new guidance will apply to all entities. In August 2015, the FASB approved a one-year deferral of the effective date of the new revenue guidance. The amended guidance permits public business entities to apply the new revenue guidance to interim reporting periods within annual reporting periods beginning after December 15, 2017 (i.e., beginning in the first interim period within the year of adoption). Public business entities would be permitted to apply the new revenue guidance early, but not before the original public business entity effective date (i.e., annual periods beginning after December 15, 2016). Public business entities choosing this option will apply the new revenue guidance to all interim reporting periods within the year of adoption. This guidance is not expected to have an impact on the financial statements of the Company.
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
(in thousands except share and per share data)

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
In February 2015, the FASB issued new guidance which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Existing guidance includes different requirements for performing a consolidation analysis if, among other factors, the entity under evaluation is any one of the following: (1) a legal entity that qualifies for the indefinite deferral under the amended consolidation rules, (2) a legal entity that is within the scope of the amended consolidation rules, or (3) a limited partnership or similar entity that is considered a voting interest entity. Under the new guidance, all reporting entities are within the scope of the new standard, including limited partnerships and similar legal entities, unless a scope exception applies. The presumption that a general partner controls a limited partnership has been eliminated. In addition, fees paid to decision makers that meet certain conditions (e.g., are both customary and commensurate with the level of effort required for the services provided) no longer cause decision makers to consolidate variable interest entities (each a “VIE”) in certain instances. The new guidance places more emphasis in the consolidation evaluation on variable interests other than the fee arrangements such as principal investment risk (for example, debt or equity interests), guarantees of the value of the assets or liabilities of the VIE, written put options on the assets of the VIE, or similar obligations, including some liquidity commitments or agreements (explicit or implicit). Additionally, the new guidance reduces the extent to which related party arrangements cause an entity to be considered a primary beneficiary. The indefinite deferral of the amended consolidation rules for certain investment funds has been eliminated and a scope exception from the new consolidation standard has been added for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the 1940 Act for registered money market funds. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period, and adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the new guidance using either a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or by applying the amendments retrospectively. The Company is in the process of evaluating the impact that this new guidance will have on its financial statements.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share data)

Note 3. Related Party Agreements and Transactions
The Company has an Investment Advisory and Management Agreement (the “Investment Advisory Agreement”) with the Investment Adviser, under which the Investment Adviser receives a fee from the Company, consisting of two components — a base management fee and a performance-based incentive fee. The base management fee is determined by taking the average value of our gross assets, net of the average of any payable for investments at the end of the two most recently completed calendar quarters calculated at an annual rate of 2.00%. The incentive fee has two parts, as follows: one part is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under an administration agreement (the “Administration Agreement”) between the Company and the Administrator, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income does not include any realized capital gains computed net of all realized capital losses and unrealized capital depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the rate of 1.75% per quarter (7% annualized). For the period between April 2, 2012 and March 31, 2016, AIM has agreed to voluntarily waive the management and incentive fees on the common shares issued on April 2, 2012 and May 20, 2013.
The Investment Adviser has also entered into an investment sub-advisory agreement with CION Investment Corporation (“CION”) (the “Sub-Advisory Agreement”) under which AIM receives management and incentive fees from CION in connection with the investment advisory services provided. For the period between April 1, 2014 and March 31, 2016, the Investment Adviser has agreed to waive all base management fees receivable under the Investment Advisory Agreement with the Company in the amount equal to the amount actually received by AIM from CION less the fully allocated incremental expenses accrued by AIM. AIM’s arrangement with CION is subject to the  annual renewal of an investment sub-advisory agreement with CION which has a renewal date of  December 2015.
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
The accrual of this theoretical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no accrual for theoretical capital gains incentive fee for the three and six months ended September 30, 2015 and 2014. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (“Advisers Act”) or the Investment Advisory Agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the Investment Advisory Agreement which specifically excludes consideration of unrealized capital gain.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share data)

For the period between April 1, 2013 and March 31, 2016, AIM has agreed to be paid the portion of the performance-based incentive fee that is attributable to deferred interest, such as PIK, when the Company receives such interest in cash. The accrual of incentive fees shall be reversed if such interest is reversed in connection with any write off or similar treatment of the investment. Upon payment of the deferred incentive fee, AIM will also receive interest on the deferred interest at an annual rate of 3.25% for the period between the date in which the incentive fee is earned and the date of payment.
For the three and six months ended September 30, 2015, the Company recognized $16,727 and $34,079, respectively, of base management fees and $10,774 and $22,641, respectively, of performance-based incentive fees before impact of waived fees. For the three and six months ended September 30, 2014, the Company recognized $18,878 and $36,989, respectively, of base management fees and $15,393 and $27,860, respectively, of performance-based incentive fees. For the three and six months ended September 30, 2015, management fees waived were $3,425 and $6,578, respectively. For the three and six months ended September 30, 2014, management fees waived were $2,241 and $4,948, respectively. For the three and six months ended September 30, 2015, incentive fees waived were $1,297 and $2,659, respectively. For the three and six months ended September 30, 2014, incentive fees waived were $1,800 and $3,245, respectively.
At September 30, 2015 and March 31, 2015, management and performance-based incentive fees payable were $29,557 and $37,361, respectively.
The amount of the incentive fees on PIK income for which payments have been deferred for the three and six months ended September 30, 2015 were $1,457 and $2,484, respectively. The amount of the incentive fees on PIK income for which payments have been deferred for the three and six months ended September 30, 2014 were $1,328 and $2,487, respectively. The cumulative incentive fee on PIK income included in management and performance-based incentive fee payable line of the Statement of Assets and Liabilities as of September 30, 2015 and March 31, 2015 were $7,565 and $5,863, respectively.
The Company has also entered into an Administration Agreement with AIA under which AIA provides administrative services for the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator and requested to be reimbursed by the Administrator in performing its obligations under the Administration Agreement. The expenses include rent and the Company’s allocable portion of its chief financial officer and chief compliance officer and their respective staffs. For the three and six months ended September 30, 2015, the Company recognized expenses under the Administration Agreement of $1,650 and $3,083, respectively. For the three and six months ended September 30, 2014, the Company recognized expenses under the Administration Agreement of $1,525 and $2,958, respectively.
Merx Aviation Finance, LLC (“Merx”), a wholly-owned portfolio company of the Company, has also entered into an administration agreement (“Merx Administration Agreement”) with the Administrator under which the Administrator provides administrative services to Merx for an annual fee of $150. The fee received from Merx by the Company is included in expense reimbursements in the Statement of Operations. For the three and six months ended September 30, 2015, the Company recognized expense reimbursements of $38 and $75 respectively, under the Merx Administration Agreement. For the three and six months ended September 30, 2014, the Company recognized expense reimbursements of $38 and $75 respectively, under the Merx Administration Agreement.
The Company has also entered into an expense reimbursement agreement with Merx Aviation Finance Assets Ireland, Limited, an affiliate of Merx that will reimburse the Company for reasonable out-of-pocket expenses incurred, including any interest, fees or other amounts incurred by the Company in connection with letters of credit issued on its behalf. For the three and six months ended September 30, 2015, the Company recognized expenses that were reimbursed under the expense reimbursement agreement of $21 and $42 respectively. For the three and six months ended September 30, 2014, the Company recognized expenses that were reimbursed under the expense reimbursement agreement of $21 and $41 respectively.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share data)

Note 4. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC 260-10, for the three and six months ended September 30, 2015 and September 30, 2014, respectively:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Basic Earnings per Share
Net increase (decrease) in net assets resulting from operations	$(1,747)	$41,967	$4,644	$106,603
Weighted average shares outstanding	235,873,005	236,741,351	236,304,806	236,741,351
Basic earnings per share	$(0.01)	$0.18	$0.02	$0.45

Diluted Earnings per Share*
Net increase (decrease) in net assets resulting from operations	$(1,747)	$41,967	$4,644	$106,603
Adjustment for interest on convertible notes net of incentive fees	—	2,524	—	5,068
Net increase (decrease) in net assets resulting from operations, as adjusted	$(1,747)	$44,491	$4,644	$111,671
Weighted average shares outstanding, as adjusted for dilutive effect of convertible notes	235,873,005	251,289,451	236,304,806	251,289,451
Diluted earnings per share:	$(0.01)	$0.18	$0.02	$0.44
_________________
* In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. For the three and six months ended September 30, 2015, anti-dilution would total $0.01 and $0.02, respectively.
Note 5. Investments
Fair Value Measurement and Disclosures
At September 30, 2015, our investments were categorized as follows in the fair value hierarchy for ASC 820 purposes.

			Fair Value Measurement at Reporting Date Using:
Description	Cost	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
1st Lien Secured Debt	$1,140,597	$1,067,013	—	$34,174	$1,032,839
2nd Lien Secured Debt	1,022,344	943,065	—	411,749	531,316
Unsecured Debt	302,666	295,679	—	45,500	250,179
Structured Products and Other	400,048	413,465	—	—	413,465
Preferred Equity	186,138	160,108	—	—	160,108
Common Equity/Interests	254,365	310,392	5,264	—	305,128
Warrants	5,016	4,327	—	—	4,327
Total Investments	$3,311,174	$3,194,049	$5,264	$491,423	$2,697,362

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share data)

At March 31, 2015, our investments were categorized as follows in the fair value hierarchy for ASC 820 purposes.

			Fair Value Measurement at Reporting Date Using:
Description	Cost	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
1st Lien Secured Debt	$1,252,324	$1,193,847	$—	$177,817	$1,016,030
2nd Lien Secured Debt	820,840	805,625	—	293,515	512,110
Unsecured Debt	530,366	475,434	—	123,463	351,971
Structured Products and Other	349,813	374,368	—	—	374,368
Preferred Equity	197,365	165,101	—	—	165,101
Common Equity/Interests	330,851	329,881	—	81	329,800
Warrants	5,016	5,571	—	—	5,571
Total Investments	$3,486,575	$3,349,827	$—	$594,876	$2,754,951
 The following chart shows the components of change in our investments categorized as Level 3, for the three months ended September 30, 2015.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)*
	1st Lien Secured Debt (2)	2nd Lien Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Beginning Balance, June 30, 2015	$1,095,901	$490,136	$268,852	$412,564	$128,302	$322,941	$5,573	$2,724,269
Total realized gains (losses)	(1,923)	(5)	(21,657)	—	—	(85)	—	(23,670)
Total change in unrealized gain (loss)	(20,579)	(17,458)	10,899	(6,386)	3,454	19,000	(1,246)	(12,316)
Net amortization on investments	1,076	1,164	121	107	—	—	—	2,468
Purchases, including capitalized PIK (3)	24,330	81,845	1,013	18,466	28,352	33,000	—	187,006
Sales (3)	(82,218)	(19,600)	(9,117)	(11,286)	—	(69,728)	—	(191,949)
Transfers out of Level 3 (1)	—	(6,408)	—	—	—	—	—	(6,408)
Transfers into Level 3 (1)	16,252	1,642	68	—	—	—	—	17,962
Ending Balance, September 30, 2015	$1,032,839	$531,316	$250,179	$413,465	$160,108	$305,128	$4,327	$2,697,362
The amount of total gains or losses for the period attributable to the change in unrealized gain (loss) relating to our Level 3 assets still held at the reporting date	$(24,239)	$(32,227)	$(2,196)	$(6,689)	$3,454	$18,915	$(1,246)	$(44,228)
____________________

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share data)

(1)
Transfers out of Level 3 are due to an increase in the quantity and reliability of broker quotes obtained and transfers into Level 3 are due to a decrease in the the quantity and reliability of broker quotes obtained as assessed by the Investment Adviser. Transfers are assumed to have occurred at the end of the period. There were no transfers between Level 1 and Level 2 fair value measurements during the period shown.

(2)	Includes unfunded revolver obligations and letters of credit measured at fair value of $(3,149).

(3)	Includes reorganizations and restructurings.

*	Pursuant to fair value measurement and disclosure guidance, the Company currently categorizes investments by class as shown above.
The following chart shows the components of change in our investments categorized as Level 3, for the six months ended September 30, 2015.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)*
	1st Lien Secured Debt (2)	2nd Lien Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Beginning Balance, March 31, 2015	$1,016,030	$512,110	$351,971	$374,368	$165,101	$329,800	$5,571	$2,754,951
Total realized gains (losses)	(2,048)	14	(40,602)	(67)	—	(39,662)	—	(82,365)
Total change in unrealized gain (loss)	(22,156)	(40,050)	13,812	(11,138)	6,233	56,975	(1,244)	2,432
Net amortization on investments	1,635	885	241	214	—	—	—	2,975
Purchases, including capitalized PIK (3)	233,772	211,679	31,784	65,835	51,281	74,338	—	668,689
Sales (3)	(219,903)	(52,299)	(107,095)	(15,747)	(62,507)	(111,162)	—	(568,713)
Transfers out of Level 3 (1)	—	(102,665)	—	—	—	(5,264)	—	(107,929)
Transfers into Level 3 (1)	25,509	1,642	68	—	—	103	—	27,322
Ending Balance, September 30, 2015	$1,032,839	$531,316	$250,179	$413,465	$160,108	$305,128	$4,327	$2,697,362
The amount of total gains or losses for the period attributable to the change in unrealized gain (loss) relating to our Level 3 assets still held at the reporting date	$85,208	$55,028	$6,453	$(35,527)	$58,295	$(77,137)	$133	$92,453
_________________
(1) Transfers out of Level 3 are due to an increase in the quantity and reliability of broker quotes obtained and transfers into Level 3 are due to a decrease in the the quantity and reliability of broker quotes obtained as assessed by the Investment Adviser. Transfers are assumed to have occurred at the end of the period. There were no transfers between Level 1 and Level 2 fair value measurements during the period shown.

(2) Includes unfunded revolver obligations and letters of credit measured at fair value of $(3,149).
(3) Includes reorganizations and restructurings.
* Pursuant to fair value measurement and disclosure guidance, the Company currently categorizes investments by class as shown above.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share data)

The following chart shows the components of change in our investments categorized as Level 3, for the three months ended September 30, 2014.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)*
	1st Lien Secured Debt (2)	2nd Lien Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Beginning Balance, June 30, 2014	$776,858	$417,658	$420,044	$275,604	$103,624	$301,805	$13,879	$2,309,472
Total realized gains (losses)	185	—	—	—	—	1,936	9,713	11,834
Total change in unrealized gain (loss)	3,377	(2,833)	(5,957)	5,353	2,941	6,076	888	9,845
Net amortization on investments	340	350	164	60	—	—	—	914
Purchases, including capitalized PIK (3)	188,714	103,145	333	47,969	2,113	107	—	342,381
Sales (3)	(48,355)	(59,352)	(36,963)	(11,608)	—	(2,624)	(13,709)	(172,611)
Transfers out of Level 3 (1)	(15,306)	(56,990)	—	—	—	—	—	(72,296)
Transfers into Level 3 (1)	(2,634)	59,371	—	—	—	—	—	56,737
Ending Balance, September 30, 2014	$903,179	$461,349	$377,621	$317,378	$108,678	$307,300	$10,771	$2,486,276
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gain (loss) relating to our Level 3 assets still held at the reporting date	$(649)	$(9,490)	$(4,718)	$6,284	$2,941	$6,265	$1,317	$1,950
____________________

(1)
Transfers out of Level 3 are due to an increase in the availability of qualified observable inputs and transfers into Level 3 are due to a decrease in the availability of qualified observable inputs as assessed by the Investment Adviser. Transfers are assumed to have occurred at the end of the period. There were no transfers between Level 1 and Level 2 fair value measurements during the period shown.

(2)	Includes unfunded revolver obligations and letters of credit measured at fair value of $(5,607).

(3)	Includes reorganizations and restructurings.

*	Pursuant to fair value measurement and disclosure guidance, the Company currently categorizes investments by class as shown above.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share data)

The following chart shows the components of change in our investments categorized as Level 3, for the six months ended September 30, 2014.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)*
	1st Lien Secured Debt (2)	2nd Lien Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Beginning Balance, March 31, 2014	612,794	322,889	415,079	208,901	93,062	274,699	11,174	$1,938,598
Total realized gains (losses)	367	336	(1,752)	(107)	—	(11,169)	9,713	(2,612)
Total change in unrealized gain (loss)	4,312	(2,051)	(6,799)	7,617	2,727	33,288	3,593	42,687
Net amortization on investments	2,464	6,911	13,120	114	—	—	—	22,609
Purchases, including capitalized PIK (3)	387,059	214,310	11,983	126,692	12,889	14,188	—	767,121
Sales (3)	(88,511)	(96,200)	(74,360)	(25,839)	—	(3,661)	(13,709)	(302,280)
Transfers out of Level 3 (1)	(15,306)	(22,165)	—	—	—	(45)	—	(37,516)
Transfers into Level 3 (1)	—	37,319	20,350	—	—	—	—	57,669
Ending Balance, September 30, 2014	$903,179	$461,349	$377,621	$317,378	$108,678	$307,300	$10,771	$2,486,276
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gain (loss) relating to our Level 3 assets still held at the reporting date	$(6)	$(10,246)	$(6,481)	$9,273	$2,727	$37,429	$171	$32,867
____________________

(1)
Transfers out of Level 3 are due to an increase in the availability of qualified observable inputs and transfers into Level 3 are due to a decrease in the availability of qualified observable inputs as assessed by the Investment Adviser. Transfers are assumed to have occurred at the end of the period. There were no transfers between Level 1 and Level 2 fair value measurements during the period shown.

(2)	Includes unfunded revolver obligations and letters of credit measured at fair value of $(5,607).

(3)	Includes reorganizations and restructurings.

*	Pursuant to fair value measurement and disclosure guidance, the Company currently categorizes investments by class as shown above.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share data)

The following tables summarize the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 3 as of September 30, 2015 and March 31, 2015. In addition to the techniques and inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of September 30, 2015	Valuation Techniques/ Methodologies	Unobservable Input	Range		Weighted Average
1st Lien	$577,424	Yield Analysis	Discount Rate	7.9%	20.0%	13.8%
	352,084	Discounted Cash Flow	Discount Rate	12.0%	12.0%	12.0%
	808	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	14,465	Recovery Analysis	N/A	N/A	N/A	N/A
	88,058	Broker Quoted	Broker Quote	N/A	N/A	N/A
2nd Lien	280,561	Yield Analysis	Discount Rate	9.6%	19.9%	12.8%
	62,978	Recovery Analysis	N/A	N/A	N/A	N/A
	187,777	Broker Quoted	Broker Quote	N/A	N/A	N/A
Unsecured Debt	250,110	Yield Analysis	Discount Rate	10.1%	32.5%	12.5%
	69	Broker Quoted	Broker Quote	N/A	N/A	N/A
Structured Products and Other	2,269	Yield Analysis	Discount Rate	11.8%	11.8%	11.8%
	383,621	Discounted Cash Flow	Discount Rate	6.3%	16.0%	11.8%
	12,154	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	15,421	Broker Quoted	Broker Quote	N/A	N/A	N/A
Preferred Equity	4,980	Market Comparable Approach	Comparable Multiple	2.1x	11.9x	11.7x
	23,712	Yield Analysis	Discount Rate	10.8%	10.8%	10.8%
	112,302	Options Pricing Model	Expected Volatility	70.0%	70.0%	70.0%
	19,114	Recent Transaction	Recent Transaction	N/A	N/A	N/A
Common Equity/Interests	81,185	Market Comparable Approach	Comparable Multiple	2.1x	12.3x	8.5x
	219,165	Discounted Cash Flow	Discount Rate	10.0%	30.0%	12.7%
	4,675	Other	Illiquidity/ Restrictive discount	7.0%	7.0%	7.0%
	103	Broker Quoted	Broker Quote	N/A	N/A	N/A
Warrants	222	Market Comparable Approach	Comparable Multiple	5.0x	9.4x	9.4x
	4,105	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	—	Recovery Analysis	N/A	N/A	N/A	N/A
Total	$2,697,362
N/A – Not applicable

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share data)

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
(in thousands except share and per share data)

investment; conversely decreases in the discount rate can significantly increase the fair value of an investment. The discount rate is determined based on the market rates an investor would expect for a similar investment with similar risks.
Investment Transactions
For the three months ended September 30, 2015 and September 30, 2014, purchases of investments on a trade date basis were $204,237 and $581,092, respectively. For the six months ended September 30, 2015 and September 30, 2014, purchases of investments on a trade date basis were $713,585 and $1,230,604, respectively.
For the three months ended September 30, 2015 and September 30, 2014 sales and repayments of investments on a trade date basis were $279,678 and $559,121, respectively. For the six months ended September 30, 2015 and September 30, 2014, sales and repayments of investments on a trade date basis were $812,463 and $1,075,947, respectively.
PIK Interest and Dividends
PIK income for the three and six months ended September 30, 2015 and September 30, 2014 is summarized below:

	Three Months Ended		Six Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
PIK income for the period	$6,832	$7,798	$16,328	$14,625
Capitalized PIK income for the three and six months ended September 30, 2015 and September 30, 2014 is summarized below:

	Three Months Ended,		Six Months Ended,
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
PIK balance at beginning of period	$54,155	$69,730	$86,903	$58,185
Gross PIK income capitalized	6,136	5,513	21,732	17,058
Adjustments due to investment exits	(3,396)	—	(3,396)	—
PIK income received in cash	(104)	(1,635)	(48,448)	(1,635)
PIK balance at end of period	$56,791	$73,608	$56,791	$73,608
Investments on Non-Accrual Status
As of September 30, 2015, 4.7% of total investments at amortized cost, or 2.2% of total investments at fair value, were on non-accrual status. As of March 31, 2015, 1.3% of total investments at amortized cost, or 0.1% of total investments at fair value, were on non-accrual status.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share data)

Significant Unconsolidated Subsidiaries
The following unconsolidated subsidiaries are considered significant subsidiaries under SEC Regulation S-X Rule 10-01(b)(1) and Regulation S-X Rule 4-08(g) as of September 30, 2015. Accordingly, summarized, comparative financial information, in aggregate, is presented below for these significant subsidiaries.
Merx Aviation Finance, LLC
Merx and its subsidiaries (“Merx Aviation”) are principally engaged in acquiring and leasing commercial aircraft to airlines. Its focus is on current generation aircraft, held either domestically or internationally. Merx Aviation may acquire fleets of aircraft primarily through securitized, non-recourse debt or individual aircraft. Merx Aviation may outsource its aircraft servicing requirements to third parties that have the global staff and expertise necessary to complete such tasks.

	For the six months ended
	September 30, 2015 (unaudited)	September 30, 2014 (unaudited)
Net revenue	$61,258	$37,704
Net operating income	37,125	23,864
Earnings before taxes	5,540	931
Net profit (loss)	3,370	929
Dynamic Product Tankers, LLC
Dynamic Product Tankers and its subsidiaries (“DPT”) are principally engaged in acquiring and operating LR1 Product Tankers. Its focus is on long-range product tankers transporting refined products for various customers. Vessels owned by DPT are operated primarily in the spot markets but also on opportunistic long-term time charters.

For period from April 7, 2015 (commencement of operations) to September 30, 2015 (unaudited)
Net revenue	$16,995
Net operating income	5,158
Earnings before taxes	3,620
Net profit	3,620
MSEA Tankers LLC
MSEA Tankers and its subsidiaries (“MSEA”) are engaged in acquiring and leasing tanker vessels to oil majors, commodity traders and shipping companies. Its focus is on tankers transporting refined products for its charterers through long-term charters. MSEA engages in a variety of income-generating structured equity transactions, ranging from bridge loans to sale-leaseback structures either on individual vessels or vessel packages sourced from bank balance sheets and other sources. MSEA may also outsource its technical management requirements through engaging in bareboat charters.

For the six months ended September 30, 2015 (unaudited) *
Net revenue	$5,520
Net operating income	3,624
Earnings before taxes	3,163
Net profit	3,163
* MSEA commenced operations on December 16, 2014, therefore, comparable prior period data is not available.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share data)

Note 6. Debt and Foreign Currency Transactions and Translations
The Company’s outstanding debt obligations as of September 30, 2015 were as follows:

	As of September 30, 2015
	Date Issued / Amended	Total Aggregate Principal Amount Committed	Principal Amount Outstanding		Fair Value		Final Maturity Date
Senior Secured Facility	2015	$1,310,000	$255,755	*	$255,499	(1)	4/24/2020
Senior Secured Notes	2010	225,000	225,000		225,045	(1)	10/4/2015
Senior Secured Notes (Series A)	2011	29,000	29,000		29,534	(1)	9/29/2016
Senior Secured Notes (Series B)	2011	16,000	16,000		16,933	(1)	9/29/2018
2042 Notes	2012	150,000	150,000		149,460	(2)	10/15/2042
2043 Notes	2013	150,000	150,000		151,320	(2)	7/15/2043
2025 Notes	2015	350,000	344,408		358,015	(1)	3/3/2025
Convertible Notes	2011	200,000	200,000		198,500	(2)	1/15/2016
Total Debt Obligations		$2,430,000	$1,370,163		$1,384,306

*	Included in this amount is foreign currency debt obligations as outlined under foreign currency transactions and translations within this note.

(1)
The fair value of these debt obligations are categorized as Level 3 under ASC 820 as of September 30, 2015. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.

(2)	The fair value of these debt obligations are categorized as Level 1 under ASC 820 as of September 30, 2015. The valuation is based on quoted prices of identical liabilities in active markets.

The Company’s outstanding debt obligations as of March 31, 2015 were as follows:

	As of March 31, 2015
	Date Issued / Amended	Total Aggregate Principal Amount Committed	Principal Amount Outstanding		Fair Value		Final Maturity Date
Senior Secured Facility	2013	$1,270,000	$384,648	*	$384,253	(1)	8/31/2018
Senior Secured Notes	2010	225,000	225,000		227,363	(1)	10/4/2015
Senior Secured Notes (Series A)	2011	29,000	29,000		29,684	(1)	9/29/2016
Senior Secured Notes (Series B)	2011	16,000	16,000		16,952	(1)	9/29/2018
2042 Notes	2012	150,000	150,000		152,646	(2)	10/15/2042
2043 Notes	2013	150,000	150,000		153,438	(2)	7/15/2043
2025 Note	2015	350,000	344,111		352,100	(1)	3/3/2025
Convertible Notes	2011	200,000	200,000		206,250	(2)	1/15/2016
Total Debt Obligations		$2,390,000	$1,498,759		$1,522,686

*	Included in this amount is foreign currency debt obligations as outlined under foreign currency transactions and translations within this note.

(1)
The fair value of these debt obligations are categorized as Level 3 under ASC 820 as of March 31, 2015. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.

(2)	The fair value of these debt obligations are categorized as Level 1 under ASC 820 as of March 31, 2015. The valuation is based on quoted prices of identical liabilities in active markets.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share data)

Senior Secured Facility
On April 24, 2015, the Company amended and restated its senior secured, multi-currency, revolving credit facility (the “Senior Secured Facility”). The facility increased the lenders’ commitments to $1,310,000 and extended the final maturity date through April 24, 2020, and allows the Company to seek additional commitments from new and existing lenders in the future, up to an aggregate facility size not to exceed $1,965,000. The Senior Secured Facility is secured by substantially all of the assets in Apollo Investment’s portfolio, including cash and cash equivalents. Commencing April 24, 2019, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the Senior Secured Facility as of April 24, 2020. In addition, the stated interest rate on the facility was changed from LIBOR plus 2.00% to a formula-based calculation, based on a minimum borrowing base, resulting in a stated interest rate of either LIBOR plus 1.75%, or LIBOR plus 2.00%. As of September 30, 2015, the stated interest rate on the facility is LIBOR plus 2.00%. The Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Senior Secured Facility and a letter of credit participation fee of 2.00% per annum plus a letter of credit fronting fee of 0.25% per annum on the letters of credit issued. The Senior Secured Facility contains affirmative and restrictive covenants, including: (a) periodic financial reporting requirements, (b) maintaining minimum shareholders’ equity of the greater of (i) 40% of the total assets of Apollo Investment and its consolidated subsidiaries as at the last day of any fiscal quarter and (ii) the sum of (A) $870,000 plus (B) 25% of the net proceeds from the sale of equity interests in Apollo Investment after the closing date of the Senior Secured Facility, (c) maintaining a ratio of total assets, less total liabilities (other than indebtedness) to total indebtedness, in each case of Apollo Investment and its consolidated subsidiaries, of not less than 2.0:1.0, (d) limitations on the incurrence of additional indebtedness, including a requirement to meet a certain minimum liquidity threshold before Apollo Investment can incur such additional debt, (e) limitations on liens, (f) limitations on investments (other than in the ordinary course of Apollo Investment’s business), (g) limitations on mergers and disposition of assets (other than in the normal course of Apollo Investment’s business activities), (h) limitations on the creation or existence of agreements that permit liens on properties of Apollo Investment’s consolidated subsidiaries and (i) limitations on the repurchase or redemption of certain unsecured debt and debt securities. In addition to the asset coverage ratio described in clause (c) of the preceding sentence, borrowings under the Senior Secured Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in Apollo Investment’s portfolio. The Senior Secured Facility also provides for the issuance of letters of credit for up to an aggregate amount of $150,000. As of September 30, 2015 and March 31, 2015, the Company had $23,188 and $25,246, respectively, in standby letters of credit issued through the Senior Secured Facility. The amount available for borrowing under the Senior Secured Facility is reduced by any standby letters of credit issued. Under GAAP, these letters of credit are considered commitments because no funding has been made and as such are not considered a liability. These letters of credit are not senior securities because they are not in form of a typical financial guarantee and the portfolio companies are obligated to refund any drawn amounts. The available remaining capacity under the Senior Secured Facility was $1,031,057 and $860,106 at September 30, 2015 and March 31, 2015, respectively. Terms used in this paragraph have the meanings set forth in the Senior Secured Facility.
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
On September 29, 2011, the Company closed a private offering of $45,000 aggregate principal amount of senior secured notes (the “Series A and B Notes”) consisting of two series: (1) 5.875% Senior Secured Notes, Series A, of the Company due September 29, 2016 in the aggregate principal amount of $29,000; and (2) 6.250% Senior Secured Notes, Series B, of the Company due September 29, 2018, in the aggregate principal amount of $16,000. The Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Interest on the Series A and B Notes is due semi-annually on March 29 and September 29, commencing on March 29, 2012.
On October 4, 2015, the Company’s Senior Secured Notes, which had an outstanding principal amount of $225,000, matured and were repaid.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share data)

2042 Notes
On October 9, 2012, the Company issued $150,000 in aggregate principal amount of senior unsecured notes for net proceeds of $145,275 (the “2042 Notes”). The 2042 Notes will mature on October 15, 2042. Interest on the 2042 Notes is paid quarterly on January 15, April 15, July 15 and October 15, at an annual rate of 6.625%, commencing on January 15, 2013. The Company may redeem the 2042 Notes in whole or in part at any time or from time to time on or after October 15, 2017. The 2042 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior, unsecured indebtedness. The 2042 Notes are listed on The New York Stock Exchange under the ticker symbol “AIB.”
2043 Notes
On June 17, 2013, the Company issued $135,000 in aggregate principal amount of senior unsecured notes and on June 24, 2013 an additional $15,000 in aggregate principal amount of such notes was issued pursuant to the underwriters’ over-allotment option exercise. In total, $150,000 of aggregate principal was issued for net proceeds of $145,275 (the “2043 Notes”). The 2043 Notes will mature on July 15, 2043. Interest on the 2043 Notes is paid quarterly on January 15, April 15, July 15 and October 15, at an annual rate of 6.875%, commencing on October 15, 2013. The Company may redeem the 2043 Notes in whole or in part at any time or from time to time on or after July 15, 2018. The 2043 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior, unsecured indebtedness. The 2043 Notes are listed on The New York Stock Exchange under the ticker symbol “AIY.”
2025 Notes
On March 3, 2015, the issued $350,000 in the aggregate principal amount of unsecured notes for net proceeds of $343,650 (the “2025 Notes”). The 2025 Notes will mature on March 3, 2025. Interest on the 2025 Notes is due semi-annually on March 3 and September 3, at an annual rate of 5.25%, commencing on September 3, 2015. The 2025 Notes are a general, unsecured obligation and rank equal in right of payment with all of our existing unsecured indebtedness.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share data)

The following table summarizes the components of average outstanding debt, maximum amount of debt outstanding, and the annualized interest cost, including commitment fees, for the three and six months ended September 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Average outstanding debt balance	$1,430,439	$1,537,993	$1,482,412	$1,545,092
Maximum amount of debt outstanding	1,501,528	1,686,196	1,657,288	1,686,196

Weighted average annualized interest cost, including commitment fees, but excluding debt issuance costs (1)	5.54%	4.49%	5.38%	4.43%
Annualized amortized debt issuance cost	0.55%	0.43%	0.55%	0.43%
Total annualized interest cost	6.09%	4.92%	5.93%	4.86%
_________________

(1)
Commitment fees for the three and six months ended September 30, 2015 were $929 and $1,741, respectively. commitment fees for the three and six months ended September 30, 2014 were $456 and $897, respectively.

Foreign Currency Transactions and Translations
The Company had the following outstanding non-US borrowings on its Senior Secured Facility at September 30, 2015 and March 31, 2015 as summarized below.

	As of September 30, 2015
Foreign Currency	Local Currency		Original Borrowed Value	Current Value	Reset Date	Unrealized Gain (Loss)
Canadian Dollar	C$	54,100	$50,066	$40,352	10/28/2015	$9,714
Euro		€3,700	4,972	4,130	10/28/2015	842
British Pound		£14,500	22,209	21,964	10/13/2015	245
British Pound		£14,000	21,582	21,207	10/19/2015	375
British Pound		£27,000	39,956	40,898	10/26/2015	(942)
British Pound		£20,600	31,105	31,204	10/28/2015	(99)
			$169,890	$159,755		$10,135

	As of March 31, 2015
Foreign Currency	Local Currency		Original Borrowed Value	Current Value	Reset Date	Unrealized Gain (Loss)
British Pound		£6,500	$9,926	$9,649	4/7/2015	$277
British Pound		£25,000	37,525	37,112	4/13/2015	413
British Pound		£27,000	39,956	40,082	4/20/2015	(126)
British Pound		£7,600	12,124	11,282	4/30/2015	842
Euro		€19,200	25,803	20,621	4/30/2015	5,182
Canadian Dollar	C$	65,100	60,245	51,402	4/30/2015	8,843
			$185,579	$170,148		$15,431
As of September 30, 2015 and March 31, 2015, the Company is in compliance with all debt covenants.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share data)

Note 7. Shareholders’ Equity
There were no equity offerings of common stock during the six months ended September 30, 2015 and fiscal year ended March 31, 2015.
On August 6, 2015, the Company adopted a plan for the purpose of repurchasing up to $50 million of its common stock in accordance with applicable rules specified in the Securities Exchange Act of 1934 (the “2015 Repurchase Plan”). This plan replaces the plan which was previously authorized and approved on August 11, 2011. The 2015 Repurchase Plan is designed to allow the Company to repurchase its shares both during its open window periods and at times when it otherwise might be prevented from doing so under applicable insider trading laws or because of self-imposed trading blackout periods. A broker selected by the Company will have the authority under the terms and limitations specified in an agreement with the Company to repurchase shares on the Company’s behalf in accordance with the terms of the 2015 Repurchase Plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the 2015 Repurchase Plan. Pursuant to the 2015 Repurchase Plan, the Company may from time to time repurchase a portion of its shares of common stock and the Company is hereby notifying shareholders of its intention as required by applicable securities law.

On September 15, 2015, the Company allocated $5million to be repurchased under the 2015 Repurchase Plan in accordance with SEC Rule 10b5-1 (the “10b5-1 Repurchase Plan”). The 10b5-1 Repurchase Plan terminated on November 4, 2015.
Under the 2015 Repurchase Plan and 10b5-1 Repurchase Plan (the “Plans”), the Company repurchased 3,340,400 shares with a weighted average price per share of $6.34, inclusive of commissions. This represents a discount of approximately 19.89% of the average net asset value per share for the quarter ended September 30, 2015. Since the inception of the Plans, the total dollar amount of shares repurchased is $21,193, leaving a maximum of $28,807 available for future purchases under the Plans.
On September 12, 2014, the Company announced an At the Market (“ATM”) program through which the Company can sell up to 16 million shares of its common stock from time to time. As of September 30, 2015, no shares had been sold through the Company’s ATM program.
Note 8. Commitments and Contingencies
As of September 30, 2015 and March 31, 2015, the Company’s unfunded commitments and contingencies were as follows:

	September 30, 2015	March 31, 2015
Unfunded revolver obligations and bridge loans commitments (1)	$61,224	$206,294
Unfunded delayed draw commitments on senior loans to portfolio companies (2)	27,910	102,092
Unfunded delayed draw commitments on senior loans to portfolio companies (performance thresholds not met) (3)	—	23,436
Standby letters of credit issued for certain portfolio companies for which the Company and portfolio companies are liable (4)	22,231	34,433
_________________

(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of September 30, 2015, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that needs to be met prior to funding.

(2)
The Company’s commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions which can include covenants to maintain specified leverage levels and other related borrowing base covenants.

(3)	The borrowers are required to meet certain performance thresholds before the Company is obligated to fulfill the commitments and those performance thresholds were not met as of September 30, 2015.

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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share data)

As of November 5, 2015, there were no changes to the outstanding commitments to purchase secured term loans and unsecured bridge loans which existed as of September 30, 2015.
Note 9. Financial Highlights
The following is a schedule of financial highlights for the six months ended September 30, 2015 and the fiscal year ended March 31, 2015:

	Six Months Ended September 30, 2015(unaudited)	Fiscal Year Ended March 31, 2015
Per Share Data
Net asset value, beginning of period	$8.18	$8.67
Net investment income (1)	0.43	0.96
Net realized and net change in unrealized loss (1)	(0.41)	(0.64)
Net increase in net assets resulting from operation	0.02	0.32
Distributions to shareholders from net investment income (2)	(0.40)	(0.70)
Distributions to shareholders from return of capital (2)	—	(0.10)
Effect of share repurchases	0.03	—
Offering costs (6)	—	—
Net asset value, end of period	$7.83	$ 8.18 *
Per share market value at end of period	$5.48	$7.68
Total return (3)	(24.1)%	1.9%
Shares outstanding at end of period	233,400,951	236,741,351

Ratio/Supplemental Data
Net assets at end of period (in millions)	$1,826.9	$1,937.6
Ratio of net investment income to average net assets (5)	10.66%	11.27%
Ratio of operating expenses to average net assets (4) (5)	5.87%	6.25%
Ratio of interest and other debt expenses to average net assets (5)	4.68%	3.91%
Ratio of net expenses to average net assets (4) (5)	10.55%	10.16%
Average debt outstanding (in millions)	$1,482	$1,586
Average debt per share (1)	$6.27	$6.70
Portfolio turnover ratio (5)	43.1%	62.1%

(1)	Financial highlights are based on the weighted average number of shares outstanding for the period presented.

(2)
Dividends and distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. Per share amounts is based on actual rate per share.

(3)
Total return is based on the change in market price per share during the respective periods. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share data)

(4)
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown inclusive of all voluntary management and incentive fee waivers (Note 3). For the six months ended September 30, 2015, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 6.86% and 11.54%, respectively, without the voluntary fee waivers. For the fiscal year ended March 31, 2015, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 7.03% and 10.95%, respectively, without the voluntary fee waivers.

(5)	Annualized for the six months ended September 30, 2015.

(6)	Offering costs per share represent less than one cent per average share for the fiscal year ended March 31, 2015.
*     Numbers may not sum due to rounding.
Information about our senior securities is shown in the following table as of each year ended March 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)		Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Senior Secured Facility
Fiscal 2016 (through September 30, 2015)	$255,755	(5)	$436	$—	N/A
Fiscal 2015	384,648		588	—	N/A
Fiscal 2014	602,261		1,095	—	N/A
Fiscal 2013	536,067		1,137	—	N/A
Fiscal 2012	539,337		1,427	—	N/A
Fiscal 2011	628,443		1,707	—	N/A
Fiscal 2010	1,060,616		2,671	—	N/A
Fiscal 2009	1,057,601		2,320	—	N/A
Fiscal 2008	1,639,122		2,158	—	N/A
Fiscal 2007	492,312		4,757	—	N/A
Fiscal 2006	323,852		4,798	—	N/A
Senior Secured Notes
Fiscal 2016 (through September 30, 2015)	$270,000		$460	$—	N/A
Fiscal 2015	270,000		413	—	N/A
Fiscal 2014	270,000		491	—	N/A
Fiscal 2013	270,000		572	—	N/A
Fiscal 2012	270,000		714	—	N/A
Fiscal 2011	225,000		611	—	N/A
Fiscal 2010	—		—	—	N/A
Fiscal 2009	—		—	—	N/A
Fiscal 2008	—		—	—	N/A
Fiscal 2007	—		—	—	N/A
Fiscal 2006	—		—	—	N/A
2042 Notes
Fiscal 2016 (through September 30, 2015)	$150,000		$255	$—	$99.64
Fiscal 2015	150,000		230	—	99.59
Fiscal 2014	150,000		273	—	92.11
Fiscal 2013	150,000		318	—	97.43
Fiscal 2012	—		—	—	N/A
Fiscal 2011	—		—	—	N/A

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share data)

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
2043 Notes
Fiscal 2016 (through September 30, 2015)	$150,000	$255	$—	$100.88
Fiscal 2015	150,000	230	—	99.74
Fiscal 2014	150,000	273	—	89.88
Fiscal 2013	—	—	—	N/A
Fiscal 2012	—	—	—	N/A
Fiscal 2011	—	—	—	N/A
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
2025 Notes	—	—	—	N/A
Fiscal 2016 (through September 30, 2015)	$344,408	$586	$—	N/A
Fiscal 2015	344,111	526	—	N/A
Fiscal 2014	—	—	—	N/A
Fiscal 2013	—	—	—	N/A
Fiscal 2012	—	—	—	N/A
Fiscal 2011	—	—	—	N/A
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
Convertible Notes
Fiscal 2016 (through September 30, 2015)	$200,000	$341	$—	$99.25
Fiscal 2015	200,000	306	—	104.43
Fiscal 2014	200,000	364	—	106.60
Fiscal 2013	200,000	424	—	102.84
Fiscal 2012	200,000	529	—	97.81
Fiscal 2011	200,000	544	—	N/A	(6)
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
Total Debt Securities
Fiscal 2016 (through September 30, 2015)	$1,370,163	$2,333	$—	N/A
Fiscal 2015	1,498,759	2,293	—	N/A

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (unaudited) (continued)
(in thousands except share and per share data)

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Fiscal 2014	1,372,261	2,496	—	N/A
Fiscal 2013	1,156,067	2,451	—	N/A
Fiscal 2012	1,009,337	2,670	—	N/A
Fiscal 2011	1,053,443	2,862	—	N/A
Fiscal 2010	1,060,616	2,671	—	N/A
Fiscal 2009	1,057,601	2,320	—	N/A
Fiscal 2008	1,639,122	2,158	—	N/A
Fiscal 2007	492,312	4,757	—	N/A
Fiscal 2006	323,852	4,798	—	N/A
____________________

 N/A     Not applicable

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.

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
Note 10. Subsequent Events
On October 4, 2015, the Company’s Senior Secured Notes, which had an outstanding principal amount of $225,000, matured and were repaid.
On November 2, 2015 , the Board of Directors declared a dividend of $0.20 per share for the second quarter of 2016, payable on January 5, 2016 to shareholders of record as of December 21, 2015.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Apollo Investment Corporation:

We have reviewed the accompanying statement of assets and liabilities of Apollo Investment Corporation (the “Company”), including the schedule of investments, as of September 30, 2015, the related statements of operations for the three and six month periods ended September 30, 2015 and September 30, 2014, the statement of changes in net assets for the six month period ended September 30, 2015, and the statements of cash flows for the six month periods ended September 30, 2015 and September 30, 2014. These interim financial statements are the responsibility of the Company’s management.

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
November 5, 2015

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
OVERVIEW
Apollo Investment Corporation (“Apollo Investment”, the “Company”, “AIC”, “we”, “us”, or “our”) was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Code. Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our shareholders. Apollo Investment commenced operations on April 8, 2004 upon completion of its initial public offering that raised $870 million in net proceeds from selling 62 million shares of its common stock at a price of $15.00 per share. Since then, and through September 30, 2015, we have raised approximately $2.21 billion in net proceeds from additional offerings of common stock and we have repurchased common stock for $21.2 million.
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
In addition to furnishing us with office facilities, equipment, and clerical, bookkeeping and record keeping services, Apollo Investment Administration, LLC (“AIA” or “Administrator”), an affiliate of AGM, also oversees our financial records as well as prepares our reports to shareholders and reports filed with the SEC. AIA also performs the calculation and publication of our net asset value, the payment of our expenses and oversees the performance of various third-party service providers and the preparation and filing of our tax returns. Furthermore, AIA provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance.
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
Expenses
For all investment professionals of AIM and their staff, when and to the extent engaged in providing investment advisory and management services to us, the compensation and routine overhead expenses of that personnel which is allocable to those services are provided and paid for by AIM. We bear all other costs and expenses of our operations and transactions, including those relating to:

•	investment advisory and management fees;

•
expenses incurred by AIM payable to third parties, including agents, consultants or other advisors, in monitoring our financial and legal affairs and in monitoring our investments and performing due diligence on our prospective portfolio companies;

•	calculation of our net asset value (including the cost and expenses of any independent valuation firm);

•	direct costs and expenses of administration, including independent registered public accounting and legal costs;

•	costs of preparing and filing reports or other documents with the SEC;

•	interest payable on debt, if any, incurred to finance our investments;

•	offerings of our common stock and other securities;

•	registration and listing fees;

•	fees payable to third parties, including agents, consultants or other advisors, relating to, or associated with, evaluating and making investments;

•	transfer agent and custodial fees;

•	taxes;

•	independent directors’ fees and expenses;

•	marketing and distribution-related expenses;

•	the costs of any reports, proxy statements or other notices to shareholders, including printing and postage costs;

•	our allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	organizational costs; and

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
Portfolio and Investment Activity
Our portfolio and investment activity during the three and six months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
( in millions)	2015	2014	2015	2014
Investment made in portfolio companies (1)	$204.2	$581.1	$713.6	$1,230.6
Investments sold	(80.1)	(229.0)	(414.8)	(279.7)
Net activity before repaid investments	124.1	352.1	298.8	950.9
Investments repaid	(199.5)	(330.1)	(397.6)	(812.5)
Net investment activity	$(75.4)	$22.0	$(98.8)	$138.4

Portfolio companies, at beginning of period	102	117	105	111
Number of new portfolio companies	4	15	14	40
Number of exited companies	(8)	(19)	(21)	(38)
Portfolio companies, at end of period	98	113	98	113

Number of investments in existing portfolio companies	9	18	29	42

(1)	Investments were primarily made through a combination of primary and secondary debt investments.

Our portfolio composition and weighted average yields at September 30, 2015 and at March 31, 2015 are as follows:

	September 30, 2015		March 31, 2015
Portfolio composition, at fair value:
Secured debt	63%		60%
Unsecured debt	9%		14%
Structured products and other (1)	13%		11%
Preferred equity	5%		5%
Common equity and warrants	10%		10%
Weighted average yields, at amortized cost basis, exclusive of securities on non-accrual status (2):
Secured debt portfolio	11.3%		11.2%
Unsecured debt portfolio	11.3%		10.9%
Total debt portfolio	11.6%		11.2%
Income-bearing investment portfolio composition, at fair value:
Fixed rate amount	$1.0	billion	$1.3	billion
Floating rate amount	$1.5	billion	$1.4	billion
Fixed rate %	42%		48%
Floating rate %	58%		52%
Income-bearing investment portfolio composition, at amortized cost:
Fixed rate amount	$1.1	billion	$1.4	billion
Floating rate amount	$1.5	billion	$1.4	billion
Fixed rate %	42%		50%
Floating rate %	58%		50%
_________________

(1)
Structured products and other such as collateralized loan obligations (“CLOs”) and credit-linked notes (“CLNs”) are typically a form of securitization in which the cash flows of a portfolio of loans are pooled and passed on to different classes of debt and residual interest in order of seniority.

(2)	An investor’s yield may be lower than the portfolio yield due to sales loads and other expenses.
Since the initial public offering of Apollo Investment in April 2004 and through September 30, 2015, invested capital totaled $16.1 billion in 364 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 100 different financial sponsors.
CRITICAL ACCOUNTING POLICIES
Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, gains and losses. Changes in the economic environment, financial markets, credit worthiness of portfolio companies and any other parameters used in determining such estimates could cause actual results to differ materially. In addition to the discussion below, our critical accounting policies are further described in the Notes to the Financial Statements.
Fair Value Measurements
The Company follows guidance in ASC 820, Fair Value Measurement, where fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are determined within a framework that establishes a three-tier hierarchy which maximizes the use of observable market data and minimizes the use of unobservable inputs to establish a classification of fair value measurements for disclosure purposes. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk, such as the risk inherent in a particular valuation technique used to measure fair value using a pricing model and/or the risk inherent in the inputs for the valuation technique. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the information available. The inputs or methodology used for valuing assets or liabilities may not be an indication of the risks associated with investing in those assets or liabilities.
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
In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. Of the Company’s investments at September 30, 2015, $2.70 billion or 84% of the Company’s investments were classified as Level 3.
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
Investment Valuation Process
Under procedures established by our board of directors, we value investments, including certain secured debt, unsecured debt, and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations (unless they are deemed not to represent fair value). We attempt to obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker or a primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. If and when market quotations are deemed not to represent fair value, we typically utilize independent third party valuation firms to assist us in determining fair value. Accordingly, such investments go through our multi-step valuation process as described below. In each case, our independent valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations for such investments. Investments purchased within 15 days before the valuation date and debt investments with remaining maturities of 60 days or less may each be valued at cost with interest accrued or discount amortized to the date of maturity (although they are typically valued at available market quotations), unless such valuation, in the judgment of our Investment Adviser, does not represent fair value. In this case, such investments shall be valued at fair value as determined in good faith by or under the direction of our board of directors, including using market quotations where available. Investments that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of our board of directors. Such determination of fair values may involve subjective judgments and estimates.
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
Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered in the valuation process of independent valuation firms. For the three and six months ended September 30, 2015, there was no change to the Company’s valuation techniques and related inputs considered in the valuation process.
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
Loan origination fees, original issue discount (“OID”), and market discounts are capitalized and accreted into interest income over the respective terms of the applicable loans using the effective interest method or straight-line, as applicable. Upon the prepayment of a loan, prepayment premiums, any unamortized loan origination fees, OID, or market discounts are recorded as interest income. Other income generally includes amendment fees, bridge fees, and structuring fees which are recorded when earned.
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

Expenses
Expenses include management fees, performance-based incentive fees, insurance expenses, administrative service fees, legal fees, directors’ fees, audit and tax service expenses, third-party valuation fees and other general and administrative expenses. Expenses are recognized on an accrual basis.
Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)
We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized gains or losses previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized gain (loss) reflects the net change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized gains or losses.
Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.
Recent Accounting Pronouncements
See Note 2 within the Notes to the Financial Statements.
RESULTS OF OPERATIONS
Operating results for the three and six months ended September 30, 2015 and September 30, 2014 were as follows:

	Three Months Ended		Six Months Ended
(in millions) *	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Investment income
Interest	$81.1	$107.2	$165.5	$200.8
Dividends	14.4	7.3	28.2	13.9
Other income	2.9	4.4	6.4	6.8
Total investment income	$98.4	$118.9	$200.1	$221.5
Expenses
Management fees and performance-based incentive fees, net of amounts waived	$(22.8)	$(30.2)	$(47.5)	$(56.7)
Interest and other debt expenses, net of expense reimbursements	(21.8)	(18.9)	(44.2)	(37.8)
Administrative services expenses, net of expense reimbursements	(1.6)	(1.5)	(3.0)	(2.9)
Other general and administrative expenses	(2.7)	(2.6)	(4.9)	(4.9)
Net expenses	$(48.9)	$(53.2)	$(99.6)	$(102.3)
Net investment income	$49.6	$65.7	$100.5	$119.2
Net realized and net change in unrealized gain (loss) on investments and foreign currencies
Net realized gain (loss)	$(30.2)	$11.6	$(111.1)	$(1.7)
Net change in unrealized gain (loss)	(21.2)	(35.3)	15.2	(10.9)
Net realized and net change in unrealized gain (loss) on investments and foreign currencies	(51.4)	(23.7)	(95.9)	(12.6)
Net increase (decrease) in net assets resulting from operations	$(1.7)	$42.0	$4.6	$106.6

Net investment income on per average share basis	$0.21	$0.28	$0.43	$0.50
Earnings (Loss) per share - basic	$(0.01)	$0.18	$0.02	$0.45
Earnings (Loss) per share - diluted	$(0.01)	$0.18	$0.02	$0.44
* Totals may not foot due to rounding.

Total Investment Income
For the three months ended September 30, 2015 as compared to the three months ended September 30, 2014
The decrease in total investment income for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was due to a decrease in interest income of $26.1 million primarily due to a lower income-bearing investment portfolio, an increase in investments on non-accrual and a decrease in prepayment fees and acceleration of original issue discount on repaid investments which totaled $4.5 million and $21.9 million for the three months ended September 30, 2015 and September 30, 2014, respectively. This decrease in interest income was offset by an increase in dividend income by $7.1 million, primarily due to investments in AMP Solar (UK) Limited, Dynamic Product Tankers (Prime), LLC, Golden Hill CLO I, Ivy Hill Middle Market Fund IX, Ltd, and MSEA Tankers LLC.
For the six months ended September 30, 2015 as compared to the six months ended September 30, 2014
The decrease in total investment income for the six months ended September 30, 2015 compared to the six months ended September 30, 2014 was due to a decrease in interest income of $35.4 million primarily due to a lower income-bearing investment portfolio, an increase in investments on non-accrual and a decrease in prepayment fees and acceleration of original issue discount on repaid investments which totaled $12.5 million and $28.0 million for the six months ended September 30, 2015 and September 30, 2014, respectively. This decrease in interest income was offset by an increase in dividend income by $14.3 million, primarily due to investments in AMP Solar (UK) Limited, Dynamic Product Tankers (Prime), LLC, Golden Hill CLO I, Ivy Hill Middle Market Fund IX, Ltd, and MSEA Tankers LLC.
Net Expenses
For the three months ended September 30, 2015 as compared to the three months ended September 30, 2014
The decrease in expenses for the three months ended September 30, 2015 compared to three months ended September 30, 2014 was primarily driven by a decrease of $7.5 million in management and performance-based incentive fees (net of amounts waived) due to lower gross assets, more fee offset from CION, lower pre-incentive fee net investment income (mostly resulting from investments being placed on non-accrual status) and reversal of prior quarter incentive fee due to lower than par realization on certain PIK investments. The decrease was offset by an increase in interest and other debt costs which were higher due to the issuance of the 2025 Notes issued in March 2015, increasing total annualized cost of debt to 6.09% for the three months ended September 30, 2015 from 4.92% for the three months ended September 30, 2014. This increase was partially offset by a decrease in the average debt outstanding balance, which decreased to $1.43 billion during the three months ended September 30, 2015 from $1.54 billion during the three months ended September 30, 2014.
For the six months ended September 30, 2015 as compared to the six months ended September 30, 2014
The decrease in expenses for the six months ended September 30, 2015 compared to six months ended September 30, 2014 was primarily driven by a decrease of $9.3 million in management and performance-based incentive fees (net of amounts waived) due to lower gross assets, more fee offset from CION, lower pre-incentive fee net investment income (mostly, resulting from investments being placed on non-accrual status) and reversal of prior quarter incentive fee due to lower than par realization on certain PIK investments. The decrease was offset by an increase in interest and other debt costs which were higher due to the issuance of the 2025 Notes issued in March 2015, increasing total annualized cost of debt to 5.93% for the six months ended September 30, 2015 from 4.86% for the six months ended September 30, 2014. This increase was partially offset by a decrease in the average debt outstanding balance, which decreased to $1.48 billion during the six months ended September 30, 2014 from $1.55 billion during the six months ended September 30, 2014.
Net Realized Loss
For the three months ended September 30, 2015 as compared to the three months ended September 30, 2014
Net realized losses for the three months ended September 30, 2015 were $30.2 million and comprised of $5.5 million of realized gains and $35.7 million of realized losses. Significant realized gains (losses) for the three months ended September 30, 2015 are summarized below:

(in millions)	Net Realized Gain (Loss)
Artsonig Pty Ltd.*	$(21.7)
Venoco, Inc. (Denver Parent)*	(12.0)
BMC Software Inc.*	(1.1)
PlayPower Holdings Inc.*	3.1
Other (net)	1.5
$(30.2)
Net realized gains for the three months ended September 30, 2014 were $11.6 million and comprised of $13.7 million of realized gains and $2.1 million of realized losses. Significant realized gains (losses) for the three months ended September 30, 2014 are summarized below:

(in millions)	Net Realized Gain (Loss)
Aventine Renewable Energy Holdings, Inc.*	$11.6
inVentiv Health, Inc.*	(1.4)
Other (net)	1.4
$11.6
For the six months ended September 30, 2015 as compared to the six months ended September 30, 2014
Net realized losses for the six months ended September 30, 2015 were $111.1 million and comprised of $10.7 million of realized gains and $121.8 million of realized losses. Significant realized gains (losses) for the six months ended September 30, 2015 are summarized below:

(in millions)	Net Realized Gain (Loss)
PlayPower Holdings Inc.*	$(39.7)
Molycorp, Inc.*	(22.1)
Artsonig Pty Ltd.*	(21.7)
Venoco, Inc. (Denver Parent)*	(16.2)
PetroBakken Energy Ltd.*	(9.0)
BCA Osprey II Limited*	(7.4)
Other (net)	5.0
$(111.1)
Net realized losses for the six months ended September 30, 2014 were $1.7 million and comprised of $23.2 million of realized gains and $24.9 million of realized losses. Significant realized gains (losses) for the six months ended September 30, 2014 are summarized below:

(in millions)	Net Realized Gain (Loss)
Aventine Renewable Energy Holdings, Inc.*	$11.6
Altegrity Inc.*	(17.7)
Other (net)	4.4
$(1.7)
* For these investments with realized losses and realized gains, we had recorded unrealized losses and unrealized gains in prior quarters, respectively.

Net Change in Unrealized Gains (Losses)
For the three months ended September 30, 2015 as compared to the three months ended September 30, 2014
Net change in unrealized losses for the three months ended September 30, 2015 was $21.2 million and was comprised of $64.7 million of gross unrealized gains and $85.9 million of gross unrealized losses. Significant unrealized gains (losses) for the three months ended September 30, 2015 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
LVI Group Investments, LLC	$13.4
Miller Energy Resources, Inc.	(12.2)
Osage Exploration & Development, Inc.	(7.9)
SquareTwo (CA Holdings, Collect America, Ltd.)	(7.5)
Lonestar Intermediate Super Holdings, LLC. (Asurion)	(6.6)
Other (net)	(0.4)
(21.2)
Net change in unrealized losses for the three months ended September 30, 2014 was $35.3 million and was comprised of $43.6 million of gross unrealized gains and $78.9 million of gross unrealized losses. Significant unrealized gains (losses) for the three months ended September 30, 2014 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Generation Brands Holdings, Inc.	$6.9
Playpower Holdings, Inc.	6.8
Asset Repackaging Trust Six B.V.	5.5
LVI Group Investments, LLC	(11.8)
Walter Energy, Inc.	(11.8)
Molycorp, Inc.	(11.3)
First Data Corp.	(5.2)
PetroBakken Energy Ltd.	(4.0)
Other (net)	(10.4)
$(35.3)

For the six months ended September 30, 2015 as compared to the six months ended September 30, 2014
Net change in unrealized gains for the six months ended September 30, 2015 was $15.2 million and was comprised of $137.7 million of gross unrealized gains and $122.5 million of gross unrealized losses. Significant unrealized gains (losses) for the six months ended September 30, 2015 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
PlayPower Holdings Inc.*	$21.8
Molycorp, Inc.*	20.4
LVI Group Investments, LLC	15.5
Venoco, Inc. (Denver Parent)*	15.2
Miller Energy Resources, Inc.	(20.0)
SquareTwo (CA Holdings, Collect America, Ltd.)	(18.2)
Osage Exploration & Development, Inc.	(9.5)
Magnetation, LLC	(8.1)
Other (net)	(1.9)
$15.2
Net change in unrealized losses for the six months ended September 30, 2014 was $10.9 million and was comprised of $99.3 million of gross unrealized gains and $110.2 million of gross unrealized losses. Significant unrealized gains (losses) for the six months ended September 30, 2014 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Altegrity Inc.	$16.6
Playpower Holding Inc.	13.7
Generation Brands Holdings, Inc.	12.3
Molycorp, Inc	(14.9)
LVI Group Investments, LLC	(14.1)
Walter Energy, Inc.	(12.9)
Other (net)	(11.6)
$(10.9)
* These investments had unrealized losses and unrealized gain as of prior quarter, which were reversed in the current quarter upon the exit of the investments.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s liquidity and capital resources are generated and generally available through periodic follow-on equity and debt offerings, our senior secured, multi-currency Senior Secured Facility (as defined in Note 6 within the Notes to Financial Statements), our senior secured notes, our senior unsecured notes, investments in special purpose entities in which we hold and finance particular investments on a non-recourse basis, as well as from cash flows from operations, investment sales of liquid assets and repayments of senior and subordinated loans and income earned from investments.
Cash Equivalents
We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. (See Note 2 within the Notes to Financial Statements.) At the end of each fiscal quarter, we consider taking proactive steps utilizing cash equivalents with the objective of enhancing our investment flexibility during the following quarter, pursuant to Section 55 of the 1940 Act. More specifically, we may purchase U.S. Treasury bills from time-to-time on the last business day of the quarter and typically close out that position on the following business day, settling the sale transaction on a net cash basis with the purchase, subsequent to quarter end. Apollo Investment may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our Senior Secured Facility, as we deem appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. There were no cash equivalents held as of September 30, 2015.
Debt
See Note 6 and note 7 within the Notes to Financial Statements for information on the Company’s debt and public offerings.
The Company’s debt maturities by period are summarized below:

	Payments due by Period as of September 30, 2015 (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Facility (1)	$255.8	$—	$—	$255.8	$—
Senior Secured Notes	225.0	225.0	—	—	—
Senior Secured Notes (Series A)	29.0	29.0	—	—	—
Senior Secured Notes (Series B)	16.0	—	16.0	—	—
2042 Notes	150.0	—	—	—	150.0
2043 Notes	150.0	—	—	—	150.0
2025 Notes	344.4	—	—	—	344.4
Convertible Notes	200.0	200.0	—	—	—
Total	$1,370.2	$454.0	$16.0	$255.8	$644.4
_________________________

(1)
As of September 30, 2015, aggregate lender commitments under the Senior Secured Facility totaled $1.31 billion and $1.03 billion of unused capacity. As of September 30, 2015, there was $23.2 million of letters of credit issued under the Senior Secured Facility that are not recorded as liabilities on the Company’s Statement of Assets and Liabilities

On April 24, 2015, the Company amended and restated the Senior Secured Facility. The amendment increased the lenders’ commitments to $1.31 billion, extended the final maturity date to April 24, 2020, and allows the Company to seek additional commitments from new and existing lenders in the future, up to an aggregate facility size not to exceed $1.97 billion. In addition, the stated interest rate on the facility was changed from LIBOR plus 2.00% to a formula-based calculation, based on a minimum borrowing base, resulting in a stated interest rate of either LIBOR plus 1.75%, or LIBOR plus 2.00%. As of September 30, 2015, the stated interest rate on the facility is LIBOR plus 2.00%. Commencing April 30, 2019, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the Senior Secured Facility as of April 24, 2019.
PIK Interest and Dividends
For the three and six months ended September 30, 2015, PIK income totaled $6.8 million and $16.3 million, respectively, on total investment income of $98.4 million and $200.1 million, respectively. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders annually in the form of dividends, even though the Company has not yet collected the cash. See Note 5 within the Notes to the Financial Statements for more information on the Company’s PIK interest and dividends.
Related Party Transactions
See Note 3 within the Notes to the Financial Statements for information on the Company’s related party transactions.
Shareholder’s Equity
On August 6, 2015, the Company adopted a plan for the purpose of repurchasing up to $50 million of its common stock in accordance with applicable rules specified in the Securities Exchange Act of 1934 (the “2015 Repurchase Plan”). On September 15, 2015, the Company allocated $5million to be repurchased under the 2015 Repurchase Plan in accordance with SEC Rule 10b5-1 (the “10b5-1 Repurchase Plan”). The 10b5-1 Repurchase Plan terminated on November 4, 2015. See Note 7 within the Notes to the Financial Statements for details.

Under the 2015 Repurchase Plan and 10b5-1 Repurchase Plan (the “Plans”), the Company repurchased 3,340,400 shares with a weighted average price per share of $6.34, inclusive of commissions. This represents a discount of approximately 19.89% of the average net asset value per share for the quarter ended September 30, 2015. Since the inception of the Plans, the total dollar amount of shares repurchased is $21.2 million, leaving a maximum of $28.8 million available for future purchases under the Plans.
Distributions
Distributions paid to shareholders for the three and six months ended September 30, 2015 totaled $47.3 million or $0.20 per share and $94.7 million or $0.40 per share, respectively. Distributions paid to shareholders for the three and six months ended September 30, 2014 totaled $47.3 million or $0.20 per share and $94.7 million or $0.40 per share, respectively. Tax characteristics of all distributions will be reported to shareholders on Form 1099 after the end of the calendar year. Our quarterly distributions, if any, will be determined by our board of directors.
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
We maintain an “opt out” dividend reinvestment plan for our common shareholders. As a result, if we declare a dividend, then shareholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends.
We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a BDC, we may in the future be limited in our ability to make distributions. Also, our revolving credit facility may limit our ability to declare dividends if we default under certain provisions or fail to satisfy certain other conditions. If we do not distribute a certain percentage of our income annually, we may suffer adverse tax consequences, including possible loss of the tax benefits available to us as a RIC. In addition, in accordance with GAAP and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual PIK, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may not be able to meet the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a RIC.
With respect to the distributions to shareholders, income from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies is treated as taxable income and accordingly, distributed to shareholders.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates. During the three and six months ended September 30, 2015, many of the loans in our portfolio had floating interest rates. These loans are usually based on floating LIBOR and typically have durations of one to twelve months after which they reset to current market interest rates. The Company also has a Senior Secured Facility that is based on floating LIBOR rates.
The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of September 30, 2015, assuming no changes in our investment and borrowing structure:

(in millions except per share data) Basis Point Change	Net Investment Income	Net Investment Income per Share
Up 400 basis points	$28.14	$0.121
Up 300 basis points	$18.59	$0.080
Up 200 basis points	$9.07	$0.039
Up 100 basis points	$0.52	$0.002
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

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As of September 30, 2015 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b) Changes in Internal Controls Over Financial Reporting
Management has not identified any change in the Company’s internal control over financing reporting that occurred during the second fiscal quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
On August 6, 2015, the Company adopted a plan for the purpose of repurchasing up to $50 million of its common stock in accordance with applicable rules specified in the Securities Exchange Act of 1934 (the “2015 Repurchase Plan”). This plan replaces the plan which was previously authorized and approved on August 11, 2011. The 2015 Repurchase Plan is designed to allow the Company to repurchase its shares both during its open window periods and at times when it otherwise might be prevented from doing so under applicable insider trading laws or because of self-imposed trading blackout periods. A broker selected by the Company will have the authority under the terms and limitations specified in an agreement with the Company to repurchase shares on the Company’s behalf in accordance with the terms of the 2015 Repurchase Plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the 2015 Repurchase Plan. Pursuant to the 2015 Repurchase Plan, the Company may from time to time repurchase a portion of its shares of common stock and the Company is hereby notifying shareholders of its intention as required by applicable securities law.
On September 15, 2015, the Company allocated $5million to be repurchased under the 2015 Repurchase Plan in accordance with SEC Rule 10b5-1 (the “10b5-1 Repurchase Plan”). The 10b5-1 Repurchase Plan terminated on November 4, 2015.
Under the 2015 Repurchase Plan and 10b5-1 Repurchase Plan (the “Plans”), the Company repurchased 3,340,400 shares with a weighted average price per share of $6.34, inclusive of commissions. This represents a discount of approximately 19.89% of the average net asset value per share for the quarter ended September 30, 2015. Since the inception of the Plans, the total dollar amount of shares repurchased is $21.2 million, leaving a maximum of $28.8 million available for future purchases under the Plans.
The following table discloses on a monthly basis for the quarter ended September 30, 2015, the total number of shares repurchased (including the total number of shares repurchased under the Plans), the weighted average price paid per share, and the approximate dollar value that may yet be repurchased under the Plans.

Period *	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Amount that May Yet Be Purchased Under the Plans at the end of Period
August 12, 2015 to August 31, 2015	1,530,000	$6.57	1,530,000	$ 40.0 million
September 1, 2015 to September 25, 2015	1,810,400	$6.15	1,810,400	$ 28.8 million
Total	3,340,400		3,340,400
* Represents actual transaction dates within the month.

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

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
_________________

*	Filed herewith.

(1)	Incorporated by reference from the Registrant’s post-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on August 14, 2006.

(2)	Incorporated by reference from the Registrant’s Form 10-K, filed on May 19, 2015.

(3)	Incorporated by reference from the Registrant’s Form 8-K, filed on April 30, 2015.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 5, 2015.

APOLLO INVESTMENT CORPORATION

By:	/s/ JAMES C. ZELTER
James C. Zelter
Chief Executive Officer

By:	/s/ GREGORY W. HUNT
Gregory W. Hunt
Chief Financial Officer and Treasurer