Form 10-Q
period 2015-12-31
APOLLO INVESTMENT CORP
filed 2016-02-09
CIK 1278752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 814-00646
APOLLO INVESTMENT CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	52-2439556
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9 West 57th Street 37th Floor New York, New York	10019
(Address of principal executive offices)	(Zip Code)
(212) 515-3450
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at February 9, 2016
$0.001 par value	226,156,496

APOLLO INVESTMENT CORPORATION

PART I. FINANCIAL INFORMATION
In this report, the terms “Apollo Investment,” the “Company,” “AIC,” “we,” “us” and “our” refer to Apollo Investment Corporation unless the context specifically states otherwise.
Item 1. Financial Statements
APOLLO INVESTMENT CORPORATION STATEMENTS OF ASSETS AND LIABILITIES (In thousands, except share and per share data)

	December 31, 2015	March 31, 2015
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost — $2,353,855 and $2,514,328, respectively)	$2,079,618	$2,357,042
Non-controlled/affiliated investments (cost — $188,725 and $297,948, respectively)	249,607	327,218
Controlled investments (cost — $715,920 and $674,299, respectively)	739,768	665,567
Total investments at fair value (cost — $3,258,500 and $3,486,575, respectively)	3,068,993	3,349,827
Cash	10,414	3,766
Foreign currencies (cost — $2,125 and $4,856, respectively)	2,113	4,651
Receivable for investments sold	63,024	114,884
Interest receivable	32,603	43,312
Dividends receivable	8,874	5,425
Deferred financing costs	30,111	29,743
Prepaid expenses and other assets	3,162	9,283
Total Assets	$3,219,294	$3,560,891

Liabilities
Debt	$1,384,719	$1,498,759
Payable for investments purchased	5,282	10,736
Dividends payable	45,634	47,348
Management and performance-based incentive fees payable	30,086	37,361
Interest payable	17,292	15,851
Accrued administrative services expense	1,808	2,000
Other liabilities and accrued expenses	10,264	11,228
Total Liabilities	$1,495,085	$1,623,283
Net Assets	$1,724,209	$1,937,608

Net Assets
Common stock, $0.001 par value (400,000,000 shares authorized; 228,168,622 and 236,741,351 shares issued and outstanding, respectively)	$228	$237
Paid-in capital in excess of par	3,145,287	3,197,715
Over-distributed net investment income	(26,783)	(35,589)
Accumulated net realized loss	(1,222,886)	(1,102,517)
Net unrealized loss	(171,637)	(122,238)
Net Assets	$1,724,209	$1,937,608

Net Asset Value Per Share	$7.56	$8.18

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$61,756	$87,606	$205,585	$266,300
Dividend income	1,037	991	2,824	3,106
Other income	677	4,533	6,822	10,827
Non-controlled/affiliated investments:
Interest income	182	283	633	3,479
Dividend income	9,594	4,393	28,263	12,467
Other income	70	—	297	87
Controlled investments:
Interest income	13,388	10,199	34,571	29,154
Dividend income	7,621	1,958	15,352	5,658
Other income	—	63	63	438
Total Investment Income	$94,325	$110,026	$294,410	$331,516
Expenses
Management fees	$16,478	$18,755	$50,557	$55,744
Performance-based incentive fees	11,142	13,215	33,783	41,075
Interest and other debt expenses	19,335	20,315	63,535	58,163
Administrative services expense	1,531	1,863	4,614	4,821
Other general and administrative expenses	2,806	3,014	7,695	7,919
Total expenses	51,292	57,162	160,184	167,722
Management and performance-based incentive fees waived	(4,999)	(3,740)	(14,237)	(11,934)
Expense reimbursements	(59)	(58)	(176)	(174)
Net Expenses	$46,234	$53,364	$145,771	$155,614
Net Investment Income	$48,091	$56,662	$148,639	$175,902
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$(6,112)	$(2,355)	$(82,896)	$(14,244)
Non-controlled/affiliated investments	(1,575)	(169)	(1,642)	11,357
Controlled investments	—	(57)	(39,714)	(57)
Foreign currency transactions	(1,599)	1,151	3,883	(225)
Net realized losses	(9,286)	(1,430)	(120,369)	(3,169)
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	(73,088)	(100,749)	(116,950)	(149,322)
Non-controlled/affiliated investments	2,879	13,320	31,612	22,189
Controlled investments	(2,173)	9,687	32,579	31,767
Foreign currency translations	7,805	3,058	3,360	9,785
Net change in unrealized losses	(64,577)	(74,684)	(49,399)	(85,581)
Net Realized and Change in Unrealized Losses	$(73,863)	$(76,114)	$(169,768)	$(88,750)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(25,772)	$(19,452)	$(21,129)	$87,152
Earnings (Loss) Per Share — Basic	$(0.11)	$(0.09)	$(0.09)	$0.36
Earnings (Loss) Per Share — Diluted	$(0.11)	$(0.09)	$(0.09)	$0.36

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF CHANGES IN NET ASSETS (In thousands, except share data)

	Nine Months Ended December 31, 2015	Year Ended March 31, 2015
	(Unaudited)
Operations
Net investment income	$148,639	$227,973
Net realized losses	(120,369)	(13,368)
Net change in unrealized losses	(49,399)	(139,183)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(21,129)	$75,422

Distributions to Shareholders
Distribution of net investment income	$(139,833)	$(165,626)
Distribution of return of capital	—	(23,767)
Net Decrease in Net Assets Resulting from Distributions to Shareholders	$(139,833)	$(189,393)

Capital Share Transactions
Offering costs for the issuance of common stock	$—	$(32)
Repurchase of common stock	(52,437)	—
Net Decrease in Net Assets Resulting from Capital Share Transactions	$(52,437)	$(32)

Net Assets
Net decrease in net assets during the period	$(213,399)	$(114,003)
Net assets at beginning of period	1,937,608	2,051,611
Net Assets at End of Period	$1,724,209	$1,937,608

Capital Share Activity
Shares repurchased during the period	(8,572,729)	—
Shares issued and outstanding at beginning of period	236,741,351	236,741,351
Shares Issued and Outstanding at End of Period	228,168,622	236,741,351

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Nine Months Ended December 31,
	2015	2014
Operating Activities
Net increase (decrease) in net assets resulting from operations	$(21,129)	$87,152
Net realized losses	120,369	3,169
Net change in unrealized losses	49,399	85,581
Net amortization of premiums and accretion of discounts on investments	(5,039)	(7,860)
Accretion of discount on notes	447	1
Amortization of deferred financing costs	5,278	4,966
Increase (decrease) from foreign currency transactions	4,477	(1,035)
Changes in operating assets and liabilities:
Payment-in-kind interest and dividends capitalized	(34,090)	(24,155)
Purchases of investments	(923,719)	(1,950,745)
Proceeds from sales and repayments of investments	1,113,077	1,715,756
Decrease in interest receivable	10,709	10,093
Increase in dividends receivable	(3,449)	(40)
Decrease (increase) in prepaid expenses and other assets	6,121	(3,486)
Increase (decrease) in management and performance-based incentive fees payable	(7,275)	6,417
Increase in interest payable	1,441	1,619
Increase (decrease) in accrued administrative services expense	(192)	317
Increase (decrease) in other liabilities and accrued expenses	(964)	763
Net Cash Provided by (Used in) Operating Activities	$315,461	$(71,487)
Financing Activities
Issuances of debt	$1,624,754	$2,423,577
Payments of debt	(1,736,668)	(2,196,492)
Financing costs paid and deferred	(5,646)	(432)
Offering costs for the issuance of common stock	—	(27)
Repurchase of common stock	(52,437)	—
Dividends paid	(141,547)	(142,045)
Net Cash Provided by (Used in) Financing Activities	$(311,544)	$84,581

Cash and Foreign Currencies
Net increase in cash and foreign currencies during the period	$3,917	$13,094
Effect of foreign exchange rate changes	193	(160)
Cash and foreign currencies at beginning of period	8,417	14,736
Cash and Foreign Currencies at End of Period	$12,527	$27,670

Supplemental Disclosure of Cash Flow Information
Cash interest paid	$46,962	$50,064

Non-Cash Activities
Payment-in-kind income	$31,607	$24,889
Non-cash reorganizations and restructuring of investments	$268,250	$17,141

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2015
(In thousands, except share data)

Investment	Industry (9)	Interest Rate (20)	Maturity Date	Par (12)		Cost	Fair Value (1)
Non-Controlled/Non-Affiliated Investments—120.6% (10)
Corporate Debt—105.5%
Secured Debt—88.9%
First Lien Secured Debt—36.1%
First Lien Secured Debt (excluding Revolvers and Letters of Credit)—36.0%
Aventine Renewable Energy Holdings, Inc.	Chemicals, Plastics & Rubber	10.500% Cash (15.000% PIK Toggle)	9/22/17		$16,339	$17,970	$15,685
Aveta, Inc.	Healthcare & Pharmaceuticals	9.750% (3M L+825, 1.50% Floor)	12/12/17		51,315	50,619	30,575
Belk, Inc.	Retail	5.750% (6M L+475, 1.00% Floor)	12/12/22		10,780	9,587	9,513
ChyronHego Corporation (18)	High Tech Industries	6.625% (3M L+563, 1.00% Floor)	3/9/20		32,431	31,858	31,783
Deep Gulf Energy II, LLC	Energy – Oil & Gas	14.500% (6M L+1300, 1.50% Floor)	9/30/18		50,000	50,000	45,625
Delta Educational Systems, Inc.	Education	16.000% PIK	12/11/16		6,509	6,509	6,496
Dodge Data & Analytics LLC	Business Services	9.750% (3M L+875, 1.00% Floor)	10/31/19		53,503	52,641	52,031
ECN Holding Company (18)	High Tech Industries	8.000% (3M L+700, 1.00% Floor)	6/12/21		22,388	22,077	21,850
Hunt Companies, Inc. (11)	Diversified Investment Vehicles, Banking, Finance, Real Estate	9.625%	3/1/21		34,008	32,665	30,862
Magnetation, LLC (11)(13)(14)(16)	Metals & Mining	11.000%	5/15/18		32,632	33,957	1,812
Magnetation, LLC (13)(14)(16)	Metals & Mining	12.000% PIK	3/7/16		13,070	12,427	6,607
Maxus Capital Carbon SPE I, LLC	Chemicals, Plastics & Rubber	13.000%	9/18/19		63,438	63,438	62,800
My Alarm Center, LLC (16)	Business Services	9.000% (12M L+800, 1.00% Floor)	1/9/19		42,614	42,614	42,614
My Alarm Center, LLC (16)(23)	Business Services	9.000% (12M L+800 Funded, 0.350% Unfunded, 1.00% Floor)	1/9/19		11,441	11,441	11,441
My Alarm Center, LLC (16)(23)	Business Services	9.000% (3M L+800 Funded, 0.350% Unfunded, 1.00% Floor)	1/9/19		3,880	3,880	3,880
Osage Exploration & Development, Inc. (11)(13)(14)(17)	Energy – Oil & Gas	13.000% (12M L+1100, 2.00% Floor), 13.000% PIK Toggle	4/27/16		25,840	24,856	4,489
Pelican Energy, LLC (17)	Energy – Oil & Gas	10.000% (7.000% Cash, 3.000% PIK)	12/31/18		28,313	27,524	22,878
Saba Software, Inc. (18)	High Tech Industries	9.750% (12M L+875, 1.00% Floor)	3/30/21		9,950	9,950	9,801
SCM Insurance Services, Inc. (17)	Business Services	9.250%	8/22/19	C$	39,480	32,960	25,863
Spotted Hawk Development, LLC	Energy – Oil & Gas	19.000% (13.000% Cash, 6.000% PIK)	9/12/16		84,380	84,380	68,001

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2015
(In thousands, except share data)

Investment	Industry (9)	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)
Telestream Holdings Corporation (18)	High Tech Industries	7.430% (3M L+643, 1.00% Floor)	1/15/20	$31,891	$31,891	$31,444
UniTek Global Services Inc. (16)	Telecommunications	9.500% (3M L+750, 1.000% PIK, 1.00% Floor)	1/13/19	17,882	17,882	17,882
UniTek Global Services Inc. (16)	Telecommunications	8.500% (3M L+750, 1.00% Floor)	1/13/19	32,367	32,367	30,748
Venoco, Inc.	Energy – Oil & Gas	12.000%	2/28/19	40,517	40,517	36,465
Total First Lien Secured Debt (excluding Revolvers and Letters of Credit)					$744,010	$621,145
Funded and Unfunded Revolver Obligations—0.1%
Alliant Holdings, Unfunded Revolver (8)(21)(23)	Insurance	0.500% Unfunded	8/14/20	$15,000	$(1,575)	$(1,485)
Avaya, Inc., Revolver	Telecommunications	2.963% (12M L+275)	10/26/16	3,303	3,152	3,105
CIT Group, Inc., Unfunded Revolver (8)(17)(21)(23)	Diversified Investment Vehicles, Banking, Finance, Real Estate	0.625% Unfunded	1/27/17	25,000	(3)	(875)
Confie Seguros Holding II Co., Revolver (16)(23)	Insurance	7.000% (3M P+350)	12/10/18	750	750	660
Confie Seguros Holding II Co., Revolver (16)(23)	Insurance	4.924% (3M L+450)	12/10/18	470	470	414
Confie Seguros Holding II Co., Unfunded Revolver (8)(16)(21)(23)	Insurance	0.500% Unfunded	12/10/18	3,194	(271)	(384)
My Alarm Center, LLC, Unfunded Revolver (16)(21)(23)	Business Services	0.350% Unfunded	1/9/19	6,250	—	—
Tibco Software Inc., Revolver (16)(23)	High Tech Industries	4.230% (12M L+400)	12/5/19	1,440	1,440	1,332
Tibco Software Inc., Unfunded Revolver (8)(21)(23)	High Tech Industries	0.500% Unfunded	12/5/19	4,560	(47)	(342)
Transfirst Holdings, Inc., Unfunded Revolver (8)(16)(21)(23)	Diversified Investment Vehicles, Banking, Finance, Real Estate	0.500% Unfunded	11/12/19	2,943	(12)	(88)
UniTek Global Services Inc., Unfunded Revolver (16)(21)(23)	Telecommunications	0.500% Unfunded	1/13/19	5,000	—	—
Total Funded and Unfunded Revolver Obligations					$3,904	$2,337
Letters of Credit—0.0%
Confie Seguros Holding II Co., Letter of Credit (8)(16)(23)	Insurance	4.500%	1/13/16	$86	$—	$(10)
Transfirst Holdings, Inc., Letter of Credit (8)(16)(23)	Diversified Investment Vehicles, Banking, Finance, Real Estate	3.750%	11/12/19	57	—	(2)
UniTek Global Services Inc., Letter of Credit (16)(23)	Telecommunications	7.500%	1/13/19	8,813	—	—
UniTek Global Services Inc., Letter of Credit (16)(23)	Telecommunications	7.500%	1/13/19	1,850	—	—
Total Letters of Credit					$—	$(12)
Total First Lien Secured Debt					$747,914	$623,470

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2015
(In thousands, except share data)

Investment	Industry (9)	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)
Second Lien Secured Debt—52.8%
1A Smart Start LLC	Consumer Services	9.500% (3M L+850, 1.00% Floor)	8/22/22	$35,000	$34,327	$34,055
Access CIG, LLC	Business Services	9.750% (3M L+875, 1.00% Floor)	10/17/22	50,970	48,746	49,696
Active Network, Inc.	Business Services	9.500% (3M L+850, 1.00% Floor)	11/15/21	19,672	19,593	18,197
Appriss Holdings, Inc.	Business Services	9.250% (3M L+825, 1.00% Floor)	5/21/21	32,750	32,315	32,750
Armor Holding II LLC	Diversified Investment Vehicles, Banking, Finance, Real Estate	10.250% (3M L+900, 1.25% Floor)	12/26/20	8,000	7,881	7,800
Asurion Corporation	Insurance	8.500% (3M L+750, 1.00% Floor)	3/3/21	67,590	67,313	58,211
Confie Seguros Holding II Co.	Insurance	10.250% (3M L+900, 1.25% Floor)	5/8/19	22,344	22,242	22,149
Delta Educational Systems, Inc.	Education	35.000% PIK	6/10/18	1,182	1,182	2,301
Deltek, Inc.	Business Services	9.500% (3M L+850, 1.00% Floor)	6/26/23	28,086	27,696	27,735
Elements Behavioral Health, Inc.	Healthcare & Pharmaceuticals	11.750% (3M L+875 Cash, 2.000% PIK, 1.00% Floor)	2/11/20	9,534	9,464	9,482
Extraction Oil & Gas Holdings, LLC	Energy – Oil & Gas	11.000% & 10.000%	5/29/19	52,633	52,036	52,264
Garden Fresh Restaurant Corp. (16)	Hotel, Gaming, Leisure, Restaurants	7.750% (3M L+625 PIK, 1.50% Floor)	1/1/19	8,755	7,298	6,391
Garden Fresh Restaurant Corp. (16)	Hotel, Gaming, Leisure, Restaurants	15.000% (12M L+1350 PIK, 1.50% Floor)	1/1/19	44,687	43,116	35,750
GCA Services Group, Inc.	Business Services	9.250% (3M L+800, 1.25% Floor)	11/2/20	26,197	26,298	25,870
Grocery Outlet, Inc.	Food & Grocery	9.250% (3M L+825, 1.00% Floor)	10/21/22	28,000	27,624	27,580
GTCR Valor Companies, Inc.	Business Services	9.500% (3M L+850, 1.00% Floor)	11/30/21	35,000	34,695	33,644
Infiltrator Systems Integrated, LLC	Manufacturing, Capital Equipment	9.750% (3M L+875, 1.00% Floor)	5/26/23	13,889	13,625	13,819
Institutional Shareholder Services, Inc.	Business Services	8.500% (3M L+750, 1.00% Floor)	4/30/22	6,640	6,584	6,341
Kronos, Inc.	Business Services	9.750% (3M L+850, 1.25% Floor)	4/30/20	3,512	3,567	3,506
Miller Energy Resources, Inc. (13)(14)(17)	Energy – Oil & Gas	14.750% (3M L+1075 Cash, 2.000% PIK, 2.000% Floor)	2/3/18	89,021	88,568	63,757
MSC Software Corp. (17)	High Tech Industries	8.500% (3M L+750, 1.00% Floor)	5/31/21	13,448	13,337	11,834

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2015
(In thousands, except share data)

Investment	Industry (9)	Interest Rate (20)	Maturity Date	Par (12)		Cost	Fair Value (1)
Novolex Holdings, Inc.	Containers, Packaging & Glass	9.750% (3M L+875, 1.00% Floor)	6/5/22		$42,045	$41,092	$40,153
Pabst Brewing Company	Consumer Goods – Durable	9.250% (3M L+825, 1.00% Floor)	11/14/22		27,000	26,695	26,460
Poseidon Merger Sub, Inc.	Business Services	9.500% (3M L+850, 1.00% Floor)	8/15/23		18,000	17,485	18,000
Premier Trailer Leasing, Inc.	Transportation – Cargo, Distribution	10.000% (3M L+900, 1.00% Floor)	9/24/20		52,000	51,135	53,040
River Cree Enterprises LP (11)(17)	Hotel, Gaming, Leisure, Restaurants	11.000%	1/20/21	C$	23,000	21,684	16,516
SiTV, Inc. (11)	Broadcasting & Subscription	10.375%	7/1/19		2,219	2,219	1,786
SMG	Hotel, Gaming, Leisure, Restaurants	9.250% (3M L+825, 1.00% Floor)	2/27/21		19,900	19,900	20,000
Sprint Industrial Holdings, LLC	Containers, Packaging & Glass	11.250% (3M L+1000, 1.25% Floor)	11/14/19		16,163	15,469	12,365
SquareTwo Financial Corp. (17)	Diversified Investment Vehicles, Banking, Finance, Real Estate	11.625%	4/1/17		65,152	64,619	37,462
STG-Fairway Acquisitions, Inc.	Business Services	10.250% (3M L+925, 1.00% Floor)	6/30/23		15,000	14,641	14,400
TASC, Inc.	Aerospace & Defense	12.000%	5/21/21		21,815	21,095	22,142
TMK Hawk Parent, Corp.	Transportation – Cargo, Distribution	8.500% (3M L+750, 1.00% Floor)	10/1/22		34,000	33,700	33,660
Transfirst Holdings, Inc.	Diversified Investment Vehicles, Banking, Finance, Real Estate	9.000% (3M L+800, 1.00% Floor)	11/11/22		27,840	27,570	27,283
U.S. Renal Care, Inc.	Healthcare & Pharmaceuticals	9.000% (3M L+800, 1.00% Floor)	12/29/23		3,000	2,940	2,948
Velocity Technology Solutions, Inc.	Business Services	9.000% (3M L+775, 1.25% Floor)	9/28/20		16,500	16,241	15,881
Venoco, Inc.	Energy – Oil & Gas	8.875% (12.000% PIK Toggle)	2/28/19		35,843	46,020	25,090
Total Second Lien Secured Debt						$1,010,012	$910,318
Total Secured Debt						$1,757,926	$1,533,788

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2015
(In thousands, except share data)

Investment	Industry (9)	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)
Unsecured Debt—16.6%
Aerojet Rocketdyne Holdings, Inc. (formerly GenCorp, Inc.) (17)	Aerospace & Defense	9.500% (3M L+850, 1.00% Floor)	4/18/22	$6,500	$6,500	$6,500
American Tire Distributors, Inc. (11)	Transportation – Cargo, Distribution	10.250%	3/1/22	29,741	29,821	27,399
Canacol Energy Ltd. (17)(23)	Energy – Oil & Gas	9.500% (3M L+850, 1.000% Unfunded, 1.00% Floor)	12/31/19	75,000	73,339	71,400
Delta Educational Systems, Inc.	Education	16.000% PIK	5/12/17	27,181	27,016	18,862
Radio One, Inc. (11)	Broadcasting & Subscription	9.250%	2/15/20	15,804	15,721	12,367
Sorenson Holdings, LLC (11)	Consumer Goods – Durable	13.000% (13.000% PIK Toggle)	10/31/21	68	45	69
Tibco Software Inc. (11)	High Tech Industries	11.375%	12/1/21	6,984	6,803	5,849
U.S. Security Associates Holdings, Inc.	Business Services	11.000%	7/28/18	135,000	135,000	136,350
UniTek Global Services Inc.	Telecommunications	15.000% PIK	7/13/19	7,093	7,093	7,093
Total Unsecured Debt					$301,338	$285,889
Total Corporate Debt					$2,059,264	$1,819,677
Structured Products and Other—10.6%
Asset Repackaging Trust Six B.V., Credit-Linked Note (11)(17)(19)	Utilities – Electric	13.832%	5/18/27	$58,411	$25,215	$32,224
Craft 2013-1, Credit-Linked Note (11)(16)(17)	Diversified Investment Vehicles, Banking, Finance, Real Estate	9.565% (3M L+925)	4/17/22	25,000	25,066	23,754
Craft 2013-1, Credit-Linked Note (16)(17)	Diversified Investment Vehicles, Banking, Finance, Real Estate	9.565% (3M L+925)	4/17/22	7,625	7,731	7,248
Craft 2014-1A, Credit-Linked Note (11)(17)	Diversified Investment Vehicles, Banking, Finance, Real Estate	10.012% (3M L+965)	5/15/21	42,500	42,436	40,692
Craft 2015-2, Credit-Linked Note (11)(17)	Diversified Investment Vehicles, Banking, Finance, Real Estate	9.567% (3M L+925)	1/16/24	26,000	25,956	24,981
Dark Castle Holdings, LLC	Media – Diversified & Production	31.240%	N/A	24,395	1,189	2,150
JP Morgan Chase & Co., Credit-Linked Note (17)	Diversified Investment Vehicles, Banking, Finance, Real Estate	12.595% (12M L+1225)	12/20/21	43,250	41,587	42,594
NXT Capital CLO 2014-1, LLC, Class E Notes (11)(17)	Diversified Investment Vehicles, Banking, Finance, Real Estate	5.816% (3M L+550)	4/23/26	5,000	4,686	4,072
Renaissance Umiat, LLC, ACES Tax Receivable (15)(17)	Energy – Oil & Gas	15.250% to 17.460%	N/A	—	5,393	5,522
Total Structured Products and Other					$179,259	$183,237

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2015
(In thousands, except share data)

Investment	Industry (9)	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)
Equity—4.5%
Preferred Equity—2.9%				Shares
Crowley Holdings, Series A Preferred Stock (11)	Transportation – Cargo, Distribution	12.000% (10.000% Cash, 2.000% PIK)	N/A	33,428	$33,839	$34,233
Gryphon Colleges Corp, Preferred Stock (13)(14)	Education	12.500% PIK	N/A	332,500	6,863	—
Gryphon Colleges Corp, Preferred Stock (13)(14)	Education	13.500% PIK	5/12/18	12,360	27,685	—
Sungevity Inc, Series D Preferred Stock (13)	Energy – Electricity	N/A	N/A	114,678,899	11,250	11,250
Varietal Distribution Holdings, LLC, Class A Preferred Unit	Transportation – Cargo, Distribution	8.000% PIK	N/A	3,097	4,207	4,207
Total Preferred Equity					$83,844	$49,690
Common Equity/Interests—1.1%				Shares
Accelerate Parent Corp, Common Stock	Transportation – Cargo, Distribution	N/A	N/A	1,664,046	$1,714	$2,570
AMP Solar Group, Inc., Class A Common Unit (13)(17)	Energy – Electricity	N/A	N/A	166,974	7,000	7,000
Clothesline Holdings, Inc., Common Stock (13)	Healthcare & Pharmaceuticals	N/A	N/A	6,000	6,000	701
Explorer Coinvest, LLC, Common Stock (17)	Business Services	N/A	N/A	133	1,021	3,826
Garden Fresh Restaurant Holdings, LLC, Common Stock (13)	Hotel, Gaming, Leisure, Restaurants	N/A	N/A	50,000	5,000	—
Gryphon Colleges Corp, Common Stock (13)	Education	N/A	N/A	17,500	175	—
Pelican Energy, LLC, Net Profits Interest (13)(17)	Energy – Oil & Gas	N/A	N/A	1,098,572	1,099	—
Skyline Data, News and Analytics LLC, Class A Common Unit (13)	Business Services	N/A	N/A	4,500	4,500	4,500
Sorenson Holdings, LLC, Membership Interests (13)	Consumer Goods – Durable	N/A	N/A	587	—	139
Varietal Distribution Holdings, LLC, Class A Common Unit (13)	Transportation – Cargo, Distribution	N/A	N/A	28,028	28	237
Total Common Equity/Interests					$26,537	$18,973
Warrants—0.5%				Warrants
Energy & Exploration Partners, Inc., Common Stock Warrants (13)	Energy – Oil & Gas	N/A	N/A	60,778	$2,374	$—
Fidji Luxco (BC) S.C.A., Common Stock Warrants (2)(13)(17)	High Tech Industries	N/A	N/A	12,427	125	8,041
Gryphon Colleges Corp, Class A-1 Preferred Stock Warrants (13)	Education	N/A	N/A	45,947	459	—
Gryphon Colleges Corp, Class B-1 Preferred Stock Warrants (13)	Education	N/A	N/A	104,314	1,043	—
Gryphon Colleges Corp, Common Stock Warrants (13)	Education	N/A	N/A	9,820	98	—
Osage Exploration & Development, Inc., Common Stock Warrants (13)(17)	Energy – Oil & Gas	N/A	N/A	1,496,843	—	—
Spotted Hawk Development, LLC, Common Stock Warrants (13)	Energy – Oil & Gas	N/A	N/A	54,545	852	—
Total Warrants					$4,951	$8,041
Total Equity					$115,332	$76,704
Total Non-Controlled/Non-Affiliated Investments					$2,353,855	$2,079,618

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2015
(In thousands, except share data)

Investment	Industry (9)	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)
Non-Controlled/Affiliated Investments—14.5% (4)(10)
Structured Products and Other—8.5%
Golden Bear Warehouse LLC, Membership Interests (3)(17)	Diversified Investment Vehicles, Banking, Finance, Real Estate	N/A	N/A	$26,438	$26,438	$35,409
Highbridge Loan Management 3-2014, Ltd., Subordinated Notes (3)(11)(17)(22)	Diversified Investment Vehicles, Banking, Finance, Real Estate	17.510%	1/18/25	8,163	5,731	5,412
Ivy Hill Middle Market Credit Fund IX, Ltd., Subordinated Notes (3)(11)(17)(22)	Diversified Investment Vehicles, Banking, Finance, Real Estate	17.200%	10/18/25	12,500	10,493	10,276
Ivy Hill Middle Market Credit Fund X, Ltd., Subordinated Notes (3)(11)(17)(22)	Diversified Investment Vehicles, Banking, Finance, Real Estate	12.490%	7/18/27	14,000	12,457	10,807
Jamestown CLO I Ltd., Subordinated Notes (11)(17)(22)	Diversified Investment Vehicles, Banking, Finance, Real Estate	0.000%	11/5/24	4,325	3,049	2,142
MCF CLO I, LLC, Membership Interests (3)(11)(17)(22)	Diversified Investment Vehicles, Banking, Finance, Real Estate	20.270%	4/20/23	38,918	33,666	35,138
MCF CLO III, LLC, Class E Notes (3)(11)(17)	Diversified Investment Vehicles, Banking, Finance, Real Estate	4.737% (3M L+445)	1/20/24	12,750	11,541	10,523
MCF CLO III, LLC, Membership Interests (3)(11)(17)(22)	Diversified Investment Vehicles, Banking, Finance, Real Estate	20.080%	1/20/24	41,900	35,059	35,384
Slater Mill Loan Fund LP, LP Certificates (3)(11)(17)(22)	Diversified Investment Vehicles, Banking, Finance, Real Estate	0.000%	N/A	8,375	5,335	1,424
Total Structured Products and Other					$143,769	$146,515
Equity—6.0%
Preferred Equity—2.0%				Shares
Renewable Funding Group, Inc., Series B Preferred Stock (13)	Diversified Investment Vehicles, Banking, Finance, Real Estate	N/A	N/A	1,505,868	$8,343	$20,450
Renewable Funding Group, Inc., Series D Preferred Stock (13)	Diversified Investment Vehicles, Banking, Finance, Real Estate	N/A	N/A	436,689	5,568	13,013
Total Preferred Equity					$13,911	$33,463
Common Equity/Interests—4.0%				Shares
Generation Brands Holdings, Inc., Basic Common Stock (3)(13)	Consumer Goods – Durable	N/A	N/A	9,007	$—	$8,314
Generation Brands Holdings, Inc., Series 2L Common Stock (3)(13)	Consumer Goods – Durable	N/A	N/A	36,700	11,242	33,878
Generation Brands Holdings, Inc., Series H Common Stock (3)(13)	Consumer Goods – Durable	N/A	N/A	7,500	2,298	6,924
LVI Group Investments, LLC, Common Units (13)	Environmental Industries	N/A	N/A	212,460	17,505	20,513
Total Common Equity/Interests					$31,045	$69,629
Total Equity					$44,956	$103,092
Total Non-Controlled/Affiliated Investments					$188,725	$249,607

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2015
(In thousands, except share data)

Investment	Industry (9)	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)
Controlled Investments—42.9% (5)(10)
Corporate Debt—29.6%
Secured Debt—29.6%
First Lien Secured Debt—29.6%
First Lien Secured Debt (excluding Revolvers and Letters of Credit)—8.4%
Solarplicity Group Limited (17)	Energy – Electricity	12.500% (12.500% PIK Toggle)	11/30/22	£100,670	$150,754	$145,988
Total First Lien Secured Debt (excluding Revolvers and Letters of Credit)					$150,754	$145,988
Funded and Unfunded Revolver Obligations—21.2%
Merx Aviation Finance, LLC, Revolver (16)(23)	Aviation and Consumer Transport	12.000%	10/31/18	$365,084	$365,084	$365,084
Merx Aviation Finance, LLC, Unfunded Revolver (16)(23)	Aviation and Consumer Transport	0.000% Unfunded	10/31/18	34,916	—	—
Total Funded and Unfunded Revolver Obligations					$365,084	$365,084
Letters of Credit—0.0%
Merx Aviation Finance, LLC, Letter of Credit (16)(23)	Aviation and Consumer Transport	2.250%	7/13/16	$177	$—	$—
Merx Aviation Finance Assets Ireland Limited, Letter of Credit (16)(23)	Aviation and Consumer Transport	2.250%	9/30/16	1,800	—	—
Merx Aviation Finance Assets Ireland Limited, Letter of Credit (16)(23)	Aviation and Consumer Transport	2.250%	9/30/16	1,800	—	—
Total Letters of Credit					$—	$—
Total First Lien Secured Debt					$515,838	$511,072
Total Secured Debt					$515,838	$511,072
Total Corporate Debt					$515,838	$511,072
Equity—13.3%
Common Equity/Interests—13.3%				Shares
Dynamic Product Tankers, LLC, Class A Units (17)(24)	Transportation – Cargo, Distribution	N/A	N/A	N/A	$38,756	$38,714
Merx Aviation Finance, LLC, Membership Interests	Aviation and Consumer Transport	N/A	N/A	N/A	73,854	102,966
MSEA Tankers LLC, Class A Units (17)(25)	Transportation – Cargo, Distribution	N/A	N/A	N/A	85,000	84,622
Solarplicity Group Limited, Class B Common Shares (2)(13)(17)	Energy – Electricity	N/A	N/A	2,825	2,472	2,394
Total Common Equity/Interests					$200,082	$228,696
Total Equity					$200,082	$228,696
Total Controlled Investments					$715,920	$739,768

Total Investments—178.0% (6)(7)					$3,258,500	$3,068,993

Liabilities in Excess of Other Assets—(78.0)%						$(1,344,784)
Net Assets—100.0%						$1,724,209
____________________

(1)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (Note 2).

(2)	Fidji Luxco (BC) S.C.A. is a EUR denominated investment. Solarplicity Group Limited is a GBP denominated investment.

(3)
Denotes investments in which the Company owns greater than 25% of the equity, where the governing documents of each entity preclude the Company from exercising a controlling influence over the management or policies of such entity and therefore the Company has determined that these entities are not controlled affiliates. As of December 31, 2015, the Company had a 28%, 26%, 32%, 32%, 100%, 97%, 98%, and 26% equity ownership interest in Generation Brands Holdings, Inc., Highbridge Loan Management, Ltd., Ivy Hill Middle Market Credit Fund IX, Ltd., Ivy Hill Middle Market Credit Fund X, Ltd., LLC, Golden Bear Warehouse, LLC, MCF CLO I, LLC, MCF CLO III, LLC, and Slater Mill Loan Fund, LP, respectively. With respect to these portfolio companies,

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2015
(In thousands, except share data)

shown under “Non-Controlled/Affiliated,” the Company does not have the right to elect or appoint more than 25% of the directors or another party has the right to elect or appoint more directors than the Company and has the right to appoint certain members of senior management. Therefore, the Company has determined that these entities are not controlled affiliates.

(4)
Denotes investments in which we are an “Affiliated Person,” as defined in the 1940 Act, due to holding the power to vote or owning 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of March 31, 2015 and December 31, 2015 along with transactions during the nine months ended December 31, 2015 in these Affiliated investments are as follows:

Name of Issue	Fair Value at March 31, 2015	Gross Additions (Cost) ●	Gross Reductions (Cost) ■	Net Change in Unrealized Gains (Losses)	Fair Value at December 31, 2015	Net Realized Losses	Interest/Dividend/Other Income
AMP Solar (UK) Limited, Class A Preference Shares	$65,171	$67,313	$(133,668)	$1,184	$—	$(1,575)	$7,375
AMP Solar Group, Inc., Class A Common Unit	3,500	2,500	(6,000)	—	—	—	—
Generation Brands Holdings, Inc., Basic Common Stock	6,699	—	—	1,615	8,314	—	—
Generation Brands Holdings, Inc., Series 2L Common Stock	27,294	—	—	6,584	33,878	—	—
Generation Brands Holdings, Inc., Series H Common Stock	5,578	—	—	1,346	6,924	—	—
Golden Bear Warehouse LLC, Equity	6,833	37,540	(15,335)	6,371	35,409	—	905
Golden Hill CLO I, LLC, Equity	73,587	—	(71,478)	(2,109)	—	—	6,458
Highbridge Loan Management 3-2014, Ltd, Class E Notes	2,121	3	(2,280)	156	—	(67)	34
Highbridge Loan Management 3-2014, Ltd, Subordinated Notes	6,722	—	(806)	(504)	5,412	—	671
Ivy Hill Middle Market Credit Fund IX, Ltd, Subordinated Notes	11,375	—	(882)	(217)	10,276	—	1,293
Ivy Hill Middle Market Credit Fund X, Ltd, Subordinated Notes	—	12,457	—	(1,650)	10,807	—	712
Jamestown CLO I LTD, Subordinated Notes	3,698	—	(384)	(1,172)	2,142	—	175
LVI Group Investments, LLC, Common Units	8,669	—	—	11,844	20,513	—	219
MCF CLO I, LLC, Membership Interests	38,490	—	(1,422)	(1,930)	35,138	—	5,267
MCF CLO III, LLC, Class E Notes	11,220	85	—	(782)	10,523	—	546
MCF CLO III, LLC, Membership Interests	38,984	—	(1,897)	(1,703)	35,384	—	4,912
Renewable Funding Group, Inc., Promissory Note due 9/30/15	1,000	—	(1,000)	—	—	—	—
Renewable Funding Group, Inc., Promissory Note due 6/3/16	—	2,068	(2,068)	—	—	—	53
Renewable Funding Group, Inc., Series B Preferred Stock	9,309	1,000	(118)	10,259	20,450	—	—
Renewable Funding Group, Inc., Series D Preferred Stock	—	5,568	—	7,445	13,013	—	—
Slater Mill Loan Fund LP, LP Certificates	6,968	—	(419)	(5,125)	1,424	—	573
	$327,218	$128,534	$(237,757)	$31,612	$249,607	$(1,642)	$29,193
____________________
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

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2015
(In thousands, except share data)

(5)
Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Fair value as of March 31, 2015 and December 31, 2015 along with transactions during the nine months ended December 31, 2015 in these Controlled investments are as follows:

Name of Issue	Fair Value at March 31, 2015	Gross Additions (Cost) ●	Gross Reductions (Cost) ■	Net Change in Unrealized Gains (Losses)	Fair Value at December 31, 2015	Net Realized Losses	Interest/Dividend/Other Income
Dynamic Product Tankers, LLC, Class A Units	$—	$38,800	$(45)	$(41)	$38,714	$—	$4,435
Merx Aviation Finance, LLC, Revolver	352,084	13,000	—	—	365,084	—	32,221
Merx Aviation Finance, LLC, Unfunded Revolver	—	—	—	—	—	—	—
Merx Aviation Finance, LLC, Letter of Credit	—	—	—	—	—	—	—
Merx Aviation Finance, LLC, Membership Interests	165,172	—	(78,227)	16,021	102,966	—	3,000
Merx Aviation Finance Assets Ireland Limited, Letter of Credit	—	—	—	—	—	—	10
Merx Aviation Finance Assets Ireland Limited, Letter of Credit	—	—	—	—	—	—	10
MSEA Tankers LLC, Class A Units	33,000	52,000	—	(378)	84,622	—	6,049
PlayPower Holdings, Inc., Common Stock	55,900	—	(77,722)	21,822	—	(39,714)	63
PlayPower Holdings, Inc., Series A Preferred	59,411	1,891	(61,302)	—	—	—	1,869
Solarplicity Group Limited, First Lien Term Loan	—	150,755	—	(4,767)	145,988	—	2,329
Solarplicity Group Limited, Class B Common Shares	—	2,472	—	(78)	2,394	—	—
	$665,567	$258,918	$(217,296)	$32,579	$739,768	$(39,714)	$49,986
____________________
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
As of December 31, 2015, the Company had a 85%, 100%, 98% and 28% equity ownership interest in Dynamic Product Tankers, LLC, Merx Aviation Finance, LLC, MSEA Tankers, LLC, and Solarplicity Group Limited, respectively.

(6)	Aggregate gross unrealized gain and loss for federal income tax purposes is $200,454 and $381,368, respectively. Net unrealized loss is $180,914 based on a tax cost of $3,249,907.

(7)
Substantially all securities are pledged as collateral to our multi-currency revolving credit facility (the “Senior Secured Facility”). As such, these securities are not available as collateral to our general creditors.

(8)	The negative fair value is the result of the revolver obligation being valued below par.

(9)	As a result of the amendment of our Senior Secured Facility on April 24, 2015, the industry classifications were updated in the Schedule of Investments as of December 31, 2015.

(10)	The percentage is calculated over net assets.

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
December 31, 2015
(In thousands, except share data)

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

(20)
Generally, the interest rate on variable interest rate investments is at benchmark rate plus spread. The borrower has an option to choose the benchmark rate which can be LIBOR, prime, or any other similarly defined rate. The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of reporting period. LIBOR loans are typically indexed to 30-day, 90-day, 180-day or 360-day LIBOR rates (1M L, 3M L, 6M L or 12M L, respectively), at the borrower’s option. Both LIBOR and prime loans are subject to interest floors. As of December 31, 2015, rates for 1M L, 3M L, 6M L and 12M L are 0.4295%, 0.6127%, 0.8461% and 1.1780%, respectively.

(21)	The rates associated with these undrawn committed revolvers and delayed draw term loans represent rates for commitment and unused fees.

(22)
The collateralized loan obligation (“CLO”) equity investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The current estimated yield is based on the current projections of this excess cash flow taking into account assumptions such as expected prepayments, losses and future reinvestment rates. These assumptions are periodically reviewed and adjusted. Ultimately, the actual yield may be higher or lower than the estimated yield if actual results differ from those used for the assumptions.

(23)
As of December 31, 2015, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 8 to the financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Portfolio Company	Total Commitment	Drawn Commitment	Letters of Credit	Undrawn Commitment
Alliant Holdings	$15,000	$—	$—	$15,000
Canacol Energy Ltd.	100,000	75,000	—	25,000
CIT Group, Inc.	25,000	—	—	25,000
Confie Seguros Holding II Co.	4,500	1,220	86	3,194
Merx Aviation Finance, LLC	177	—	177	—
Merx Aviation Finance Assets Ireland Limited	3,600	—	3,600	—
My Alarm Center, LLC	25,816	15,321	—	10,495
Tibco Software Inc.	6,000	1,440	—	4,560
Transfirst Holdings, Inc.	3,000	—	57	2,943
UniTek Global Services Inc.	15,663	—	10,663	5,000
Total Commitments	$198,756	$92,981	$14,583	$91,192

(24)
As of December 31, 2015, Dynamic Product Tankers, LLC has various classes of limited liability interests outstanding of which Company holds Class A-1 and Class A-3 units which are identical except that Class A-1 unit is voting and Class A-3 unit is non-voting. The units entitle the Company to appoint three out of five managers to the board of managers.

(25)
As of December 31, 2015, MSEA Tankers, LLC has various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-2 units which are identical except that Class A-1 unit is voting and Class A-2 unit is non-voting. The units entitle the Company to appoint two out of three managers to the board of managers.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2015
(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of December 31, 2015
Business Services	17.1%
Aviation and Consumer Transport	15.2%
Diversified Investment Vehicles, Banking, Finance, Real Estate	13.9%
Energy – Oil & Gas	12.9%
Transportation – Cargo, Distribution	9.1%
Energy – Electricity	5.4%
High Tech Industries	4.0%
Insurance	2.6%
Hotel, Gaming, Leisure, Restaurants	2.6%
Chemicals, Plastics & Rubber	2.6%
Consumer Goods – Durable	2.5%
Telecommunications	1.9%
Containers, Packaging & Glass	1.7%
Healthcare & Pharmaceuticals	1.4%
Consumer Services	1.1%
Utilities – Electric	1.0%
Aerospace & Defense	0.9%
Education	0.9%
Food & Grocery	0.9%
Environmental Industries	0.7%
Broadcasting & Subscription	0.5%
Manufacturing, Capital Equipment	0.4%
Retail	0.3%
Metals & Mining	0.3%
Media – Diversified & Production	0.1%
Total Investments	100.0%

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2015
(In thousands, except share data)

Investment	Interest Rate	Maturity Date	Industry	Par (12)		Cost	Fair Value (1)
Non-Controlled/Non-Affiliated Investments—121.6% (10)
Corporate Debt—109.5%
Secured Debt—85.0%
First Lien Secured Debt (excluding Revolvers and Letters of Credit)—41.7%
Alion Science & Technology Corporation	11.000% (L+1000, 1.00% Floor)	8/16/19	Aerospace and Defense		$32,003	$31,038	$31,843
Archroma (17)	9.500% (L+825, 1.25% Floor)	10/1/18	Chemicals		40,128	39,795	40,354
Aventine Renewable Energy Holdings, Inc.	15.00% PIK or 10.50% Cash	9/22/17	Chemicals		15,742	18,031	14,601
Aveta, Inc.	9.750% (L+825, 1.50% Floor)	12/12/17	Healthcare		53,296	52,331	43,169
Caza Petroleum, Inc.	12.000% (L+1000, 2.00% Floor)	5/23/17	Oil and Gas		45,000	43,992	42,660
ChyronHego Corp.	9.000% (L+800, 1.00% Floor)	3/9/20	Business Services		25,000	24,505	24,500
CITGO Holding, Inc. (11)	10.750%	2/15/20	Energy		25,000	23,792	25,781
CITGO Holding, Inc.	9.50% (L+850, 1.00% Floor)	5/12/18	Energy		19,435	18,306	19,344
Deep Gulf Energy II, LLC	14.000% (14.00% or L+1250, 1.50% Floor)	3/31/17	Oil and Gas		35,000	35,000	33,530
Delta Educational Systems, Inc.	16.00% (8.00% Cash / 8.00% PIK)	12/11/16	Education		5,892	5,892	5,892
Dodge Data & Analytics LLC	9.750% (L+875, 1.00% Floor)	10/31/19	Printing and Publishing		60,349	59,223	58,689
Extraction Oil & Gas Holdings, LLC	10.00% & 11.00%	5/29/19	Oil and Gas		52,633	51,932	51,843
Great Bear Petroleum Operating, LLC	12.000%	10/1/17	Oil and Gas		5,064	5,064	5,064
Hunt Companies, Inc. (11)	9.625%	3/1/21	Buildings and Real Estate		21,008	20,776	21,586
Magnetation, LLC (11)	11.000%	5/15/18	Mining		38,454	39,878	19,804
Maxus Capital Carbon SPE I, LLC (Skyonic Corp.)	13.000%	9/18/19	Chemicals		73,104	73,104	73,104
Molycorp, Inc. (17)	10.000%	6/1/20	Diversified Natural Resources, Precious Metals and Minerals		42,977	42,699	22,276
My Alarm Center, LLC (16)	8.500% (L+750, 1.00% Floor)	1/9/18	Business Services		42,614	42,614	42,613
My Alarm Center, LLC (16)	8.500% (L+750, 1.00% Floor)	1/9/18	Business Services		12,731	12,731	12,731
Osage Exploration & Development, Inc. (11)(17)	13.000% (L+1100, 2.00% Floor)	4/27/16	Oil and Gas		25,000	24,741	23,600
Pelican Energy, LLC (17)	10.00% (7.00% Cash / 3.00% PIK)	12/31/18	Oil and Gas		26,957	26,057	25,340
Saba Software, Inc.	12.417% (L+1142, 1.00% Floor)	3/26/21	Business Services		10,000	10,000	9,850
SCM Insurance Services, Inc. (17)	9.250%	8/22/19	Business Services	C$	30,000	27,135	23,569
Spotted Hawk Development, LLC	13.00% (12.00% Cash / 1.00% PIK)	9/12/16	Oil and Gas		80,900	79,911	78,878
Sunrun Solar Owner IX, LLC	9.079%	12/31/24	Energy		3,424	3,284	3,527
Telestream Holdings Corporation	10.254% (L+925, 1.00% Floor)	1/15/20	Business Services		32,500	32,500	31,769
UniTek Global Services Inc. (16)	9.500% (L+750, 1.00% PIK, 1.00% Floor)	1/13/19	Telecommunications		21,442	21,442	21,442
Total First Lien Secured Debt (excluding Revolvers and Letters of Credit)						$865,773	$807,359

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2015
(In thousands, except share data)

Investment	Interest Rate	Maturity Date	Industry	Par (12)		Cost	Fair Value (1)
Funded and Unfunded Revolver Obligations—1.7%
Avaya, Inc., Revolver (16)	2.92% (L+275, 0.17% Floor) / 5.00% (P+175, 3.25% Floor) Funded	10/26/16	Telecommunications		$16,553	$16,553	$15,436
Avaya, Inc., Unfunded Revolver (8)(16)	0.50% Unfunded	10/26/16	Telecommunications		10,431	(3,181)	(704)
BMC Software, Inc., Unfunded Revolver (8)	0.50% Unfunded	9/10/18	Business Services		20,760	(1,857)	(1,868)
CIT Group, Inc., Unfunded Revolver (8)(17)	L+275	1/27/17	Financial Services		25,000	(107)	(1,250)
Confie Seguros Holding II Co., Revolver (16)	4.67% (L+450, 0.17% Floor) / 6.75% (P+350, 3.25% Floor) Funded	12/10/18	Insurance		2,190	2,190	1,949
Confie Seguros Holding II Co., Unfunded Revolver (8)(16)	0.50% Unfunded	12/10/18	Insurance		1,625	(340)	(179)
Laureate Education Inc., Revolver (16)(17)	5.000% (L+375, 1.25% Floor) Funded	6/16/16	Education		23,566	23,566	21,445
Laureate Education, Inc., Unfunded Revolver (8)(16)(17)	0.625% Unfunded	6/16/16	Education		5,212	(1,833)	(469)
Salix Pharmaceuticals, Ltd., Unfunded Revolver (16)(17)	0.50% Unfunded	1/2/19	Healthcare		24,867	(1,519)	—
Tibco Software Inc., Unfunded Revolver (8)	0.50% Unfunded	12/5/19	Business Services		6,000	(56)	(30)
Transfirst Holdings, Inc., Unfunded Revolver (8)(16)	0.50% Unfunded	11/12/19	Financial Services		2,943	(14)	(88)
UniTek Global Services, Inc., Unfunded Revolver (16)	0.50% Unfunded	1/13/19	Telecommunications		5,000	241	—
Walter Energy, Inc., Unfunded Revolver (8)(16)(17)	0.625% Unfunded	10/1/17	Mining		275	(176)	(48)
Total Funded and Unfunded Revolver Obligations						$33,467	$34,194
Letters of Credit—(0.0)%
Avaya, Inc., Letter of Credit (8)(9)(16)	2.750%	10/30/15- 4/6/16	Telecommunications		$9,800	$—	$(662)
Confie Seguros Holding II Co., Letter of Credit (8)(16)	4.500%	10/27/15	Insurance		600	—	(66)
Confie Seguros Holding II Co., Letter of Credit (8)(16)	4.500%	1/13/16	Insurance		85	—	(9)
Laureate Education Inc., Letter of Credit (8)(16)(17)	3.750%	6/16/16	Education		101	—	(9)
Salix Pharmaceuticals, Ltd., Letter of Credit (16)(17)	3.000%	2/10/16	Healthcare		8	—	—
Salix Pharmaceuticals, Ltd., Letter of Credit (16)(17)	3.000%	2/10/16	Healthcare		125	—	—
Transfirst Holdings, Inc., Letter of Credit (8)(16)	4.500%	11/12/19	Financial Services		57	—	(2)
UniTek Global Services Inc., Letter of Credit (16)	7.500%	1/13/19	Telecommunications		17,946	—	—
UniTek Global Services Inc., Letter of Credit (16)	7.500%	1/13/19	Telecommunications		1,850	—	—
Walter Energy, Inc., Letter of Credit (8)(9)(16)(17)	5.500%	9/18/15- 7/4/16	Mining		86	—	(15)
Walter Energy, Inc., Letter of Credit (8)(9)(16)(17)	5.500%	8/31/15- 11/28/15	Mining	C$	192	—	(27)
Total Letters of Credit						$—	$(790)
Total First Lien Secured Debt						$899,240	$840,763

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2015
(In thousands, except share data)

Investment	Interest Rate	Maturity Date	Industry	Par (12)		Cost	Fair Value (1)
Second Lien Secured Debt—41.6%
Access CIG, LLC	9.750% (L+875, 1.00% Floor)	10/17/22	Business Services		$25,600	$24,103	$24,192
Active Network, Inc.	9.500% (L+850, 1.00% Floor)	11/15/21	Business Services		19,672	19,586	19,082
Appriss Holdings, Inc.	9.250% (L+825, 1.00% Floor)	5/21/21	Business Services		25,000	24,641	25,000
Armor Holdings, Inc. (American Stock Transfer and Trust Company)	10.250% (L+900, 1.25% Floor)	12/26/20	Financial Services		8,000	7,867	7,760
Asurion Corporation	8.500% (L+750, 1.00% Floor)	3/3/21	Insurance		40,622	40,163	40,876
Confie Seguros Holding II Co.	10.250% (L+900, 1.25% Floor)	5/8/19	Insurance		28,844	28,691	28,844
Consolidated Precision Products Corp.	8.750% (L+775, 1.00% Floor)	4/30/21	Aerospace and Defense		1,940	1,932	1,930
Deltek, Inc.	10.000% (L+875, 1.25% Floor)	10/10/19	Business Services		17,273	17,137	17,424
Elements Behavioral Health, Inc.	9.750% (L+875, 1.00% Floor)	2/11/20	Healthcare		9,500	9,420	9,434
Garden Fresh Restaurant Corp. (16)	7.750% (L+625 PIK, 1.50% Floor)	1/1/19	Restaurants		8,250	6,522	5,775
Garden Fresh Restaurant Corp. (16)	15.000% (L+1350 PIK, 1.50% Floor)	1/1/19	Restaurants		39,921	38,064	35,529
GCA Services Group, Inc.	9.250% (L+800, 1.25% Floor)	11/1/20	Diversified Service		17,838	17,961	17,882
Grocery Outlet, Inc.	9.250% (L+825, 1.00% Floor)	10/21/22	Grocery		28,000	27,592	27,580
GTCR Valor Companies, Inc.	9.500% (L+850, 1.00% Floor)	11/30/21	Business Services		35,000	34,666	33,775
Institutional Shareholder Services, Inc.	8.500% (L+750, 1.00% Floor)	4/30/22	Financial Services		6,640	6,579	6,540
Kronos, Inc.	9.750% (L+850, 1.25% Floor)	4/30/20	Business Services		13,525	13,466	13,931
Miller Energy Resources, Inc. (17)	14.750% (9.750% Cash / 2.000% PIK, 3.00% Floor)	2/3/18	Oil and Gas		88,123	88,123	82,527
MSC Software Corp. (17)	8.500% (L+750, 1.00% Floor)	5/28/21	Business Services		13,448	13,320	13,246
Novolex Holdings, Inc.	9.750% (L+875, 1.00% Floor)	6/5/22	Packaging		42,045	41,013	42,150
Pabst Brewing Company	9.25% (L+825, 1.00% Floor)	11/14/22	Consumer Products		27,000	26,665	27,203
Premier Trailer Leasing, Inc.	10.000% (L+900, 1.00% Floor)	9/24/20	Financial Services		52,000	51,029	52,000
River Cree Enterprises LP (11)(17)	11.000%	1/20/21	Hotels, Motels, Inns and Gaming	C$	33,000	31,111	26,952
SiTV, Inc. (11)	10.375%	7/1/19	Cable Television		2,219	2,219	2,003
SMG	9.250% (L+825, 1.00% Floor)	2/27/21	Business Services		19,900	19,900	20,000
Sprint Industrial Holdings, LLC	11.250% (L+1000, 1.25% Floor)	11/14/19	Containers, Packaging, and Glass		14,163	13,959	13,526
SquareTwo Financial Corp. (Collect America, Ltd.) (17)	11.625%	4/1/17	Financial Services		65,152	64,316	58,420
TASC, Inc.	12.000%	5/21/21	Aerospace and Defense		21,815	21,028	23,178
TMK Hawk Parent Corp.	8.500% (L+750, 1.00% Floor)	10/1/22	Distribution		34,000	33,675	34,000

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2015
(In thousands, except share data)

Investment	Interest Rate	Maturity Date	Industry	Par (12)	Cost	Fair Value (1)
Transfirst Holdings, Inc.	9.000% (L+800, 1.00% Floor)	11/11/22	Financial Services	$11,340	$11,221	$11,404
UniTek Global Services Inc. (16)	8.500% (L+750, 1.00% Floor)	1/13/19	Telecommunications	32,367	32,367	30,748
Velocity Technology Solutions, Inc.	9.000% (L+775, 1.25% Floor)	9/28/20	Business Services	16,500	16,209	16,005
Vertafore, Inc.	9.750% (L+825, 1.50% Floor)	10/27/17	Business Services	36,436	36,295	36,709
Total Second Lien Secured Debt					$820,840	$805,625
Total Secured Debt					$1,720,080	$1,646,388
Unsecured Debt—24.5%
American Energy - Woodford LLC/AEW Finance Corp. (11)	9.000%	9/15/22	Oil and Gas	$5,000	$4,805	$2,850
American Tire Distributors, Inc. (11)	10.250%	3/1/22	Distribution	24,281	24,281	25,252
Artsonig Pty Ltd. (11)(17)	11.50% (12.00% PIK Toggle)	4/1/19	Transportation	21,227	20,974	17,830
BCA Osprey II Limited (British Car Auctions) (16)(17)	12.50% PIK	8/17/17	Transportation	£23,566	37,704	36,033
BCA Osprey II Limited (British Car Auctions) (16)(17)	12.50% PIK	8/17/17	Transportation	€14,333	19,779	15,855
Canacol Energy Ltd. (17)	9.500% (L+850, 1.00% Floor)	12/31/19	Oil and Gas	50,000	48,595	47,625
Ceridian Corp. (11)	11.000%	3/15/21	Diversified Service	16,760	16,760	17,430
Delta Educational Systems, Inc.	16.00% PIK or 10.00% Cash / 6.00% PIK	5/12/17	Education	24,172	23,929	21,416
Denver Parent Corp. (Venoco) (13)(14)(16)	12.25% (13.00% PIK Toggle)	8/15/18	Oil and Gas	9,572	9,411	1,460
GenCorp, Inc. (17)	9.500% (L+850, 1.00% Floor)	4/18/22	Aerospace and Defense	40,500	40,500	40,500
My Alarm Center, LLC	16.25% (12.00% Cash / 4.25 %PIK)	7/9/18	Business Services	4,236	4,236	4,236
PetroBakken Energy Ltd. (11)(17)	8.625%	2/1/20	Oil and Gas	34,980	35,972	25,361
Radio One, Inc. (11)(17)	9.250%	2/15/20	Broadcasting & Entertainment	15,804	15,709	15,160
Sorenson Holdings, LLC (11)	13.00% PIK	10/31/21	Consumer Products	68	45	68
Tibco Software Inc. (11)	11.375%	12/1/21	Business Services	11,389	11,069	11,595
U.S. Security Associates Holdings, Inc.	11.000%	7/28/18	Business Services	135,000	135,000	137,700
UniTek Global Services Inc.	15.000%	7/13/2019	Telecommunications	6,565	6,565	6,565
Univar, Inc.	10.500%	6/30/2018	Distribution	20,000	20,000	19,900
Venoco, Inc. (16)	8.875%	2/15/2019	Oil and Gas	54,996	55,032	28,598
Total Unsecured Debt					$530,366	$475,434
Total Corporate Debt					$2,250,446	$2,121,822
Structured Products and Other—9.0%
Asset Repackaging Trust Six B.V., Credit-Linked Note (11)(17)(20)	N/A	5/18/2027	Utilities	$58,411	$24,994	$36,731
Craft 2013-1, Credit-Linked Note (11)(16)(17)	9.503% (L+925)	4/17/2022	Diversified Investment Vehicle	25,000	25,092	24,282
Craft 2013-1, Credit-Linked Note (16)(17)	9.503% (L+925)	4/17/2022	Diversified Investment Vehicle	7,625	7,753	7,412
Craft 2014-1A, Credit-Linked Note (11)(17)	9.882% (L+965)	5/15/2021	Diversified Investment Vehicle	42,500	42,460	41,898
Dark Castle Holdings, LLC	N/A	N/A	Media	24,395	1,189	2,565

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2015
(In thousands, except share data)

Investment	Interest Rate	Maturity Date	Industry	Par (12)	Cost	Fair Value (1)
JP Morgan Chase & Co., Credit-Linked Note (17)	12.520% (L+1225)	12/20/2021	Diversified Investment Vehicle	$43,250	$42,053	$42,700
NXT Capital CLO 2014-1, LLC, Class E Notes (11)(17)	5.731% (L+550)	4/23/2026	Diversified Investment Vehicle	5,000	4,670	4,350
Renaissance Umiat, LLC, ACES Tax Receivable (15)(17)	N/A	N/A	Oil and Gas	—	13,014	14,432
Total Structured Products and Other					$161,225	$174,370
Preferred Equity—1.6%				Shares
CA Holding, Inc. (Collect America, Ltd.), Series A Preferred Stock (13)(17)	N/A	N/A	Financial Services	32,961	$788	$297
Crowley Holdings, Series A Preferred Stock (11)	12.00% (10.00% Cash / 2.00% PIK)	N/A	Cargo Transport	22,500	23,079	23,645
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Preferred Stock (Convertible) (13)(14)	12.50% PIK	N/A	Education	332,500	6,863	—
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Preferred Stock (13)(14)	13.50% PIK	5/12/2018	Education	12,360	27,685	1,613
Varietal Distribution Holdings, LLC, Class A Preferred Unit	8.00% PIK	N/A	Distribution	3,097	5,724	5,655
Total Preferred Equity					$64,139	$31,210
Equity—1.5%
Common Equity/Interests—1.2%				Shares
ATD Corporation (Accelerate Parent Corp.), Common Stock (11)	N/A	N/A	Distribution	1,664,046	$1,714	$2,690
CA Holding, Inc. (Collect America, Ltd.), Series A Common Stock (13)(17)	N/A	N/A	Financial Services	25,000	2,500	—
CA Holding, Inc. (Collect America, Ltd.), Series AA Common Stock (13)(17)	N/A	N/A	Financial Services	4,294	429	—
Caza Petroleum, Inc., Net Profits Interest (13)	N/A	N/A	Oil and Gas	—	1,202	1,290
Caza Petroleum, Inc., Overriding Royalty Interest	N/A	N/A	Oil and Gas	—	340	235
Clothesline Holdings, Inc. (Angelica Corporation), Common Stock (13)	N/A	N/A	Healthcare	6,000	6,000	519
Explorer Coinvest, LLC (Booz Allen), Common Stock (17)	N/A	N/A	Business Services	192	1,468	5,162
Garden Fresh Restaurant Holdings, LLC, Common Stock (13)	N/A	N/A	Restaurants	50,000	5,000	—
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Common Stock (13)	N/A	N/A	Education	17,500	175	—
JV Note Holdco, LLC (DSI Renal, Inc.), Common Equity / Interest (13)	N/A	N/A	Healthcare	9,303	85	—
Pelican Energy, LLC, Net Profits Interest (13)(17)	N/A	N/A	Oil and Gas	—	1,061	272
Skyline Data, News and Analytics LLC, Class A Common Unit (13)	N/A	N/A	Printing and Publishing	4,500	4,500	4,500
Sorenson Holdings, LLC, Membership Interests (13)	N/A	N/A	Consumer Products	587	—	81
Univar, Inc., Common Stock (13)	N/A	N/A	Distribution	900,000	9,000	9,320
Varietal Distribution Holdings, LLC, Class A Common Unit (13)	N/A	N/A	Distribution	28,028	28	—
Total Common Equity/Interests					$33,502	$24,069

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2015
(In thousands, except share data)

Investment	Interest Rate	Maturity Date	Industry	Par (12)	Cost	Fair Value (1)
Warrants—0.3%				Warrants
CA Holding, Inc. (Collect America, Ltd.), Common Stock Warrants (13)(17)	N/A	N/A	Financial Services	12,255	$8	$—
Energy & Exploration Partners, Inc., Common Stock Warrants (13)	N/A	N/A	Oil and Gas	60,778	2,374	58
Fidji Luxco (BC) S.C.A., Common Stock Warrants (2)(13)(17)	N/A	N/A	Electronics	18,113	182	3,950
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Class A-1 Preferred Stock Warrants (13)	N/A	N/A	Education	45,947	459	—
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Class B-1 Preferred Stock Warrants (13)	N/A	N/A	Education	104,314	1,043	—
Gryphon Colleges Corp. (Delta Educational Systems, Inc.), Common Stock Warrants (13)	N/A	N/A	Education	9,820	98	—
Osage Exploration & Development, Inc., Common Stock Warrants (13)(17)	N/A	N/A	Oil and Gas	1,496,843	—	222
Spotted Hawk Development, LLC, Common Stock Warrants (13)	N/A	N/A	Oil and Gas	54,545	852	1,341
Total Warrants					$5,016	$5,571
Total Equity					$38,518	$29,640
Total Non-Controlled/Non-Affiliated Investments					$2,514,328	$2,357,042

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2015
(In thousands, except share data)

Investment	Interest Rate	Maturity Date	Industry	Par (12)	Cost	Fair Value (1)
Non-Controlled/Affiliated Investments—16.9% (4)(10)
Corporate Debt—0.0%
Secured Debt—0.0%
First Lien Secured Debt—0.0%
Renewable Funding Group, Inc., (4)(13)	0.00%	9/30/15	Finance	$1,000	$1,000	$1,000
Total First Lien Secured Debt					$1,000	$1,000
Total Secured Debt					$1,000	$1,000
Total Corporate Debt					$1,000	$1,000
Structured Products and Other—10.3%
Golden Bear Warehouse, LLC, Equity (3)(4)(17)	N/A	N/A	Diversified Investment Vehicle	$4,234	$4,234	$6,833
Golden Hill CLO I, LLC, Equity (3)(4)(17)	N/A	N/A	Diversified Investment Vehicle	70,944	71,478	73,587
Highbridge Loan Management 3-2014, Ltd., Class E Notes (3)(4)(11)(17)	6.257% (L+600)	1/18/25	Diversified Investment Vehicle	2,485	2,277	2,121
Highbridge Loan Management 3-2014, Ltd., Subordinated Notes (3)(4)(11)(17)	N/A	1/18/25	Diversified Investment Vehicle	8,163	6,537	6,722
Ivy Hill Middle Market Credit Fund IX, Ltd, Subordinated Notes (3)(4)(11)(17)	N/A	10/18/25	Diversified Investment Vehicle	12,500	11,375	11,375
Jamestown CLO I LTD, Subordinated Notes (3)(4)(11)(17)	N/A	11/5/24	Diversified Investment Vehicle	4,325	3,432	3,698
MCF CLO I, LLC, Membership Interests (3)(4)(11)(17)	N/A	4/20/23	Diversified Investment Vehicle	38,918	35,087	38,490
MCF CLO III, LLC, Class E Notes (3)(4)(11)(17)	4.681% (L+445)	1/20/24	Diversified Investment Vehicle	12,750	11,456	11,220
MCF CLO III, LLC, Membership Interests (3)(4)(11)(17)	N/A	1/20/24	Diversified Investment Vehicle	41,900	36,957	38,984
Slater Mill Loan Fund LP, LP Certificates (3)(4)(17)	N/A	N/A	Diversified Investment Vehicle	8,375	5,755	6,968
Total Structured Products and Other					$188,588	$199,998
Preferred Equity—3.9%				Shares
AMP Solar (UK) Limited, Class A Preference Shares (2)(5)(17)(21)	8.500%	10/31/49	Utilities	43,277,916	$66,354	$65,171
Renewable Funding Group, Inc., Series B Preferred Stock (4)(13)	N/A	N/A	Finance	1,505,868	7,461	9,309
Total Preferred Equity					$73,815	$74,480
Equity—2.7%
Common Equity/Interests—2.7%				Shares
AMP Solar Group, Inc., Class A Common Shares (3)(4)(17)	N/A	N/A	Energy	81,493	$3,500	$3,500
Generation Brands Holdings, Inc. (Quality Home Brands), Basic Common Stock (3)(4)(13)(18)	N/A	N/A	Home and Office Furnishings and Durable Consumer Products	9,007	—	6,699
Generation Brands Holdings, Inc. (Quality Home Brands), Series 2L Common Stock (3)(4)(13)(18)	N/A	N/A	Home and Office Furnishings and Durable Consumer Products	36,700	11,242	27,294
Generation Brands Holdings, Inc. (Quality Home Brands), Series H Common Stock (3)(4)(13)(18)	N/A	N/A	Home and Office Furnishings and Durable Consumer Products	7,500	2,298	5,578
LVI Group Investments, LLC, Common Units (3)(4)(13)(19)	N/A	N/A	Environmental Services	212,460	17,505	8,669
Total Common Equity/Interests					$34,545	$51,740
Total Equity					$34,545	$51,740
Total Non-Controlled/Affiliated Investments					$297,948	$327,218

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2015
(In thousands, except share data)

Investment	Interest Rate	Maturity Date	Industry	Par (12)	Cost	Fair Value (1)
Controlled Investments—34.4% (5)(10)
Corporate Debt—18.2%
Secured Debt—18.2%
First Lien Secured Debt—18.2%
Merx Aviation Finance, LLC, Revolver (5)(16)	12.00% Funded	10/31/18	Aviation	$352,084	$352,084	$352,084
Total First Lien Secured Debt					$352,084	$352,084
Unfunded Revolver Obligation—0.0%
Merx Aviation Finance, LLC, Unfunded Revolver (5)(16)	12.00% Funded, 0.00% Unfunded	10/31/18	Aviation	$47,916	$—	$—
Total Unfunded Revolver Obligation					$—	$—
Letters of Credit—0.0%
Merx Aviation Finance Assets Ireland Limited, Letter of Credit (5)	2.250%	9/30/15	Aviation	$1,800	$—	$—
Merx Aviation Finance Assets Ireland Limited, Letter of Credit (5)	2.250%	9/30/15	Aviation	1,800	—	—
Total Letters of Credit					$—	$—
Total Secured Debt					$352,084	$352,084
Total Corporate Debt					$352,084	$352,084
Preferred Equity—3.1%				Shares
PlayPower Holdings, Inc., Series A Preferred (5)	14.00% PIK	11/15/20	Leisure	49,178	$59,411	$59,411
Total Preferred Equity					$59,411	$59,411
Equity—13.1%
Common Equity/Interests—13.1%				Shares
Merx Aviation Finance, LLC, Membership Interest (5)(13)	N/A	N/A	Aviation	—	$152,082	$165,172
MSEA Tankers LLC, Membership Interest (5)(17)	N/A	N/A	Cargo Transport	—	33,000	33,000
PlayPower Holdings, Inc., Common Stock (5)(13)	N/A	N/A	Leisure	1,000	77,722	55,900
Total Common Equity/Interests					$262,804	$254,072
Total Equity					$262,804	$254,072
Total Controlled Investments					$674,299	$665,567

Total Investments—172.9% (6)(7)					$3,486,575	$3,349,827

Liabilities in Excess of Other Assets—(72.9)%						$(1,412,219)
Net Assets—100.0%						$1,937,608
______________________

(1)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (Note 2).

(2)	Fidji Luxco (BC) S.C.A. is a EUR denominated investment and AMP Solar (UK) Limited is a GBP denominated investment.

(3)
Denotes investments where the governing documents of the entity preclude the Company from controlling management of the entity and therefore the Company has determined that the entity is not a controlled affiliate.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2015
(In thousands, except share data)

(4)
Denotes investments in which we are an “Affiliated Person,” as defined in the 1940 Act, due to owning or holding the power to vote 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of March 31, 2015 and March 31, 2014 along with transactions during the fiscal year ended March 31, 2015 in these Affiliated investments are as follows:

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
______________________

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2015
(In thousands, except share data)

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

Name of Issue	Fair Value at March 31, 2014	Gross Additions (Cost) ●	Gross Reductions (Cost) ■	Change in Unrealized Gain (Loss)	Fair Value at March 31, 2015	Net Realized Gain (Loss)	Interest/Dividend/ Other Income
Generation Brands Holdings, Inc. (Quality Home Brands), Basic Common Stock (18)	$1,615	$—	$(1,615)	$—	$—	$—	$—
Generation Brands Holdings, Inc. (Quality Homes Brands), Series H Common Stock (18)	1,345	—	(1,345)	—	—	—	—
Generation Brands Holdings, Inc. (Quality Homes Brands), Series 2L Common Stock(18)	6,582	—	(6,582)	—	—	—	—
LVI Parent Corp. (LVI Services, Inc.), 12.50%, 4/20/14 (19)	10,200	—	(10,200)	—	—	—	—
LVI Group Investments, LLC, Common Units (formerly known as LVI Services, Inc.) (19)	34,020	—	(34,020)	—	—	—	—
Merx Aviation Finance, LLC (formerly known as Merx Aviation Finance Holdings II, LLC), (Revolver) 12.00% Funded, 10/31/18	282,334	69,750	—	—	352,084	—	39,231
Merx Aviation Finance, LLC (formerly known as Merx Aviation Finance Holdings II, LLC), (Unfunded Revolver) 0.00% Unfunded, 10/31/18	—	—	—	—	—	—	—
Merx Aviation Finance Assets Ireland Limited, Letter of Credit, 2.25%, 9/30/15	—	—	—	—	—	—	—
Merx Aviation Finance Assets Ireland Limited, Letter of Credit, 2.25%, 9/30/15	—	—	—	—	—	—	—
Merx Aviation Finance, LLC (formerly known as Merx Aviation Finance Holdings II, LLC), Membership Interest	140,465	13,499	—	11,208	165,172	—	—
MSEA Tankers LLC, Membership Interest	—	33,000	—	—	33,000	—	—
PlayPower Holdings, Inc., Common Stock	53,813	—	—	2,087	55,900	—	—
PlayPower Holdings, Inc., Series A Preferred, 14.00% PIK, 11/15/20	51,773	7,638	—	—	59,411	—	7,891
	$582,147	$123,887	$(53,762)	$13,295	$665,567	$—	$47,122
______________________
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
(In thousands, except share data)

(6)
Aggregate gross unrealized gain for federal income tax purposes is $143,557; aggregate gross unrealized loss for federal income tax purposes is $302,058. Net unrealized loss is $158,501 based on a tax cost of $3,508,328.

(7)	Substantially all securities are pledged as collateral to our multi-currency revolving credit facility. As such, these securities are not available as collateral to our general creditors.

(8)	The negative fair value is the result of the unfunded commitment or letter of credit being valued below par.

(9)	These letters of credit represent multiple commitments made on various dates. As a result, maturity dates may vary and a maturity range has been provided.

(10)	The percentage is calculated over net assets.

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

(18)
Generation Brands Holdings, Inc. was previously incorrectly reported as a controlled investment in the financial statements for the year ended March 31, 2014. After further assessment, the Company does not control more than 25% of the voting power and has no power to direct or cause the direction of the policies and management of the company. As such, $9,542 of the fair value of Generation Brands Holdings, Inc., Common Stock was transferred from “Controlled” to “Non-Controlled/Affiliated” in 2015 to correctly reflect Generation Brands Holdings, Inc. as a non-controlled/affiliated investment. Management evaluated the impact of the error to the financial statements and determined that this adjustment was not material to any prior annual or interim periods, and the resulting correction is not material to the current financial statements.

(19)
As a result of a restructuring in April 2014, the Company’s investment was moved to LVI Group Investments, LLC from LVI Services Inc. LVI Group Investments, LLC further invested in NorthStar Group Holdings. The Company no longer controls more than 25% of the voting power and has no power to direct or cause the direction of the policies and management of NorthStar Group Holdings. As such, $44,220 of the fair value of LVI Services, Inc., Common Stock, was transferred from “Controlled” to “Non-Controlled/Affiliated” in LVI Group Investments, LLC prior to the fiscal year ended March 31, 2015.

(20)	This investment represents a leveraged subordinated interest in a trust that holds one foreign currency denominated bond and a derivative instrument.

(21)
AMP Solar (UK) Limited was previously incorrectly reported as a controlled investment in the financial statements for the year ended March 31, 2015. After further assessment, it was determined that the Company does not control more than 25% of the voting power and has no power to direct or cause the direction of the policies and management of the company. As such, $65,171 of the ending fair value as of March 31, 2015 of AMP Solar (UK) Limited, Class A Preference Shares was reclassified from “Controlled” to “Non-Controlled/Affiliated” to correctly reflect AMP Solar (UK) Limited as a non-controlled/affiliated investment. Management evaluated the impact of the error to the financial statements and determined that this adjustment was not material to any prior annual or interim periods, and the resulting correction is not material to the current financial statements.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2015
(In thousands, except share data)

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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share and per share data)

Note 1. Organization
Apollo Investment Corporation (the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” or “our”), a Maryland corporation incorporated on February 2, 2004, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”), under the Internal Revenue Code of 1986, as amended (“the Code”). Our investment objective is to generate current income and capital appreciation.
Apollo Investment Management, L.P. (the “Investment Adviser” or “AIM”) is our investment adviser and an affiliate of Apollo Global Management, LLC and its consolidated subsidiaries (“AGM”). The Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of, and provides investment advisory services to the Company.
Apollo Investment Administration, LLC (the “Administrator” or “AIA”), an affiliate of AGM, provides, among other things, administrative services and facilities for the Company. Furthermore, AIA provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance.
We invest primarily in various forms of debt investments, including secured and unsecured debt, loan investments, and/or equity in private middle-market companies. We may also invest in the securities of public companies and in structured products and other investments such as collateralized loan obligations (“CLOs”) and credit-linked notes (“CLNs”). Our portfolio is comprised primarily of investments in debt, including secured and unsecured debt of private middle-market companies that, in the case of senior secured loans, generally are not broadly syndicated and whose aggregate tranche size is typically less than $250 million. Our portfolio also includes equity interests such as common stock, preferred stock, warrants or options.
Apollo Investment commenced operations on April 8, 2004 receiving net proceeds of $870,000 from its initial public offering by selling 62 million shares of common stock at a price of $15.00 per share. Since then, and through December 31, 2015, we have raised approximately $2,210,067 in net proceeds from additional offerings of common stock and repurchased common stock for $52,437.
Note 2. Significant Accounting Policies
The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.
Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the requirements on Form 10-Q, ASC 946, Financial Services — Investment Companies (“ASC 946”), and Articles 6, 10 and 12 of Regulation S-X. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of the financial statements for the interim period, have been included.
Under the 1940 Act, ASC 946, and the regulations pursuant to Article 6 of Regulation S-X, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit us. Consequently, as of December 31, 2015, the Company did not consolidate any subsidiary, controlled entity or any special purpose entities through which the special purpose entity acquires and holds investments subject to financing with third parties.
These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended March 31, 2015.
Certain amounts have been reclassified on the Statement of Assets and Liabilities and Statements of Operations. As of March 31, 2015, $65,171 of fair value and $66,354 of cost previously classified as controlled investments was reclassified to non-controlled/affiliated investments. For the three and nine months ended December 31, 2014, $8,381 and $6,597, respectively, of net change in unrealized gain (loss) previously classified as net change in unrealized gain (loss) from controlled investments was reclassified to net change in unrealized gain (loss) from non-controlled/affiliated investments. For the three and nine months ended December 31, 2014, $157 and $513, respectively, of investment income previously classified as investment income from controlled investments was reclassified to investment income from non-controlled/affiliated investments.

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
Cash and Cash Equivalents
The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. Generally, only securities with a maturity of three months or less from the date of purchase would qualify, with limited exceptions. The Company deems that certain U.S. Treasury bills, repurchase agreements, and other high-quality, short-term debt securities would qualify as cash equivalents.
Cash and cash equivalents are carried at cost which approximates fair value. There were no cash equivalents held as of December 31, 2015 and March 31, 2015.
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
Fair Value Measurements
The Company follows guidance in ASC 820, Fair Value Measurement (“ASC 820”), where fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are determined within a framework that establishes a three-tier hierarchy which maximizes the use of observable market data and minimizes the use of unobservable inputs to establish a classification of fair value measurements for disclosure purposes. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk, such as the risk inherent in a particular valuation technique used to measure fair value using a pricing model and/or the risk inherent in the inputs for the valuation technique. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the information available. The inputs or methodology used for valuing assets or liabilities may not be an indication of the risks associated with investing in those assets or liabilities.
ASC 820 classifies the inputs used to measure these fair values into the following hierarchy:
Level 1: Quoted prices in active markets for identical assets or liabilities, accessible by us at the measurement date.
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

1.
Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of our Investment Adviser which is responsible for the portfolio investment.

2.	Preliminary valuation conclusions are then documented and discussed with senior management of our Investment Adviser.

3.
Independent valuation firms are engaged by our board of directors to conduct independent appraisals by reviewing our Investment Adviser’s preliminary valuations and then making their own independent assessment.

4.
The audit committee of the board of directors reviews the preliminary valuation of our Investment Adviser and the valuation prepared by the independent valuation firms and responds, if warranted, to the valuation recommendation of the independent valuation firms to reflect any comments.

5.
The board of directors discusses valuations and determines in good faith the fair value of each investment in our portfolio based on the input of our Investment Adviser, the applicable independent valuation firm, third party pricing services and the audit committee.

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the nine months ended December 31, 2015, there has been no change to the Company’s valuation techniques and related inputs considered in the valuation process.
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
Investment Income Recognition
The Company records interest and dividend income, adjusted for amortization of premium and accretion of discount, on an accrual basis. Some of our loans and other investments, including certain preferred equity investments, may have contractual payment-in-kind (“PIK”) interest or dividends. PIK income computed at the contractual rate are accrued into income and reflected as receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. At the point the Company believes PIK is not fully expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are reversed from the related receivable through interest or dividend income, respectively. The Company does not reverse previously capitalized PIK interest or dividends. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if the Company believes that PIK is expected to be realized.
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
Financing Costs
The Company records expenses related to shelf filings and applicable offering costs as deferred financing costs in the Statements of Assets and Liabilities. To the extent such expenses relate to equity offerings, these expenses are charged as a reduction of capital upon utilization, in accordance with ASC 946-20-25, or charged to expense if no offering is completed.
The Company records origination and other expenses related to its debt obligations as deferred financing costs in the Statements of Assets and Liabilities. These expenses are deferred and amortized as part of interest expense using the straight-line method over the stated life of the obligation which approximates the effective yield method.

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
Share Repurchases
In connection with the Company’s share repurchase program, the cost of shares repurchased is charged to net assets on the trade date.
Federal and State Income Taxes
We have elected to be treated as a RIC under the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its shareholders at least 90% of its investment company taxable income and net capital gain, as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its shareholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to shareholders through December 31, 2015 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ending March 31, 2016. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to shareholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated undistributed taxable income.
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
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of December 31, 2015, and for the three and nine months ended, there were no uncertain tax positions. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2012 remain subject to examination by the Internal Revenue Service.
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
Note 3. Related Party Agreements and Transactions
The Company has an investment advisory and management agreement with the Investment Adviser (the “Investment Advisory Agreement”) under which AIM receives a fee from the Company, consisting of two components — a base management fee and a performance-based incentive fee. The base management fee is determined by taking the average value of our gross assets, net of the average of any payable for investments at the end of the two most recently completed calendar quarters calculated at an annual rate of 2.00%. The incentive fee has two parts, as follows: one part is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under an administration agreement between the Company and the Administrator, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income does not include any realized capital gains computed net of all realized capital losses and unrealized capital depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the rate of 1.75% per quarter (7% annualized). For the period between April 2, 2012 and March 31, 2016, AIM has agreed to voluntarily waive the management and incentive fees on the common shares issued on April 2, 2012 and May 20, 2013.
The Investment Adviser has also entered into an investment sub-advisory agreement with CION Investment Corporation (“CION”) (the “Sub-Advisory Agreement”) under which AIM receives management and incentive fees from CION in connection with the investment advisory services provided. For the period between April 1, 2014 and March 31, 2016, the Investment Adviser has agreed to waive all base management fees receivable under the Investment Advisory Agreement with the Company in the amount equal to the amount actually received by AIM from CION less the fully allocated incremental expenses accrued by AIM. The Sub-Advisory Agreement is subject to renewal annually and was last renewed in December 2015.
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
The accrual of this theoretical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no accrual for theoretical capital gains incentive fee for the three and nine months ended December 31, 2015 and December 31, 2014. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (“Advisers Act”) or the Investment Advisory Agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the Investment Advisory Agreement which specifically excludes consideration of unrealized capital gain.
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
For the three and nine months ended December 31, 2015, the Company recognized $16,478 and $50,557, respectively, of base management fees and $11,142 and $33,783, respectively, of performance-based incentive fees before impact of waived fees. For the three and nine months ended December 31, 2014, the Company recognized $18,755 and $55,744, respectively, of base management fees and $13,215 and $41,075, respectively, of performance-based incentive fees before impact of waived fees. For the three and nine months ended December 31, 2015, management fees waived were $3,729 and $10,307, respectively. For the three and nine months ended December 31, 2014, management fees waived were $2,194 and $7,143, respectively. For the three and nine months ended December 31, 2015, incentive fees waived were $1,270 and $3,930, respectively. For the three and nine months ended December 31, 2014, incentive fees waived were $1,546 and $4,791, respectively.
As of December 31, 2015 and March 31, 2015, management and performance-based incentive fees payable were $30,086 and $37,361, respectively.
The amount of the incentive fees on PIK income for which payments have been deferred for the three and nine months ended December 31, 2015 were $3,181 and $6,065, respectively. The amount of the incentive fees on PIK income for which payments have been deferred for the three and nine months ended December 31, 2014 were $1,813 and $4,395, respectively. The cumulative incentive fee on PIK income included in management and performance-based incentive fee payable line of the Statements of Assets and Liabilities as of December 31, 2015 and March 31, 2015 were $10,548 and $12,580, respectively.
The Company has also entered into an administration agreement with the Administrator (the “Administration Agreement”) under which AIA provides administrative services for the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator and requested to be reimbursed by the Administrator in performing its obligations under the Administration Agreement. The expenses include rent and the Company’s allocable portion of its chief financial officer and chief compliance officer and their respective staffs. For the three and nine months ended December 31, 2015, the Company recognized expenses under the Administration Agreement of $1,531 and $4,614, respectively. For the three and nine months ended December 31, 2014, the Company recognized expenses under the Administration Agreement of $1,863 and $4,821, respectively.
Merx Aviation Finance, LLC (“Merx”), a wholly-owned portfolio company of the Company, has also entered into an administration agreement with the Administrator (the “Merx Administration Agreement”) under which AIA provides administrative services to Merx for an annual fee of $150. The fee received from Merx by the Company is included in expense reimbursements in the Statements of Operations. For the three and nine months ended December 31, 2015, the Company recognized expense reimbursements under the Merx Administration Agreement of $37 and $112, respectively. For the three and nine months ended December 31, 2014, the Company recognized expense reimbursements under the Merx Administration Agreement of $37 and $112, respectively.
The Company has also entered into an expense reimbursement agreement with Merx Aviation Finance Assets Ireland, Limited, an affiliate of Merx that will reimburse the Company for reasonable out-of-pocket expenses incurred, including any interest, fees or other amounts incurred by the Company in connection with letters of credit issued on its behalf. For the three and nine months ended December 31, 2015, the Company recognized expenses that were reimbursed under the expense reimbursement agreement of $22 and $64, respectively. For the three and nine months ended December 31, 2014, the Company recognized expenses that were reimbursed under the expense reimbursement agreement of $21 and $62, respectively.
Note 4. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC 260-10, for the three and nine months ended December 31, 2015 and December 31, 2014:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Basic Earnings Per Share
Net increase (decrease) in net assets resulting from operations	$(25,772)	$(19,452)	$(21,129)	$87,152
Weighted average shares outstanding	231,537,374	236,741,351	234,709,883	236,741,351
Basic earnings (loss) per share	$(0.11)	$(0.09)	$(0.09)	$0.36

Diluted Earnings Per Share (1)
Net increase (decrease) in net assets resulting from operations	$(25,772)	$(19,452)	$(21,129)	$87,152
Adjustment for interest on convertible notes net of incentive fees	—	—	—	—
Net increase (decrease) in net assets resulting from operations, as adjusted	$(25,772)	$(19,452)	$(21,129)	$87,152
Weighted average shares outstanding, as adjusted	231,537,374	236,741,351	234,709,883	236,741,351
Diluted earnings (loss) per share	$(0.11)	$(0.09)	$(0.09)	$0.36
____________________

(1)
In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. For the three and nine months ended December 31, 2015, anti-dilution would total $0.02 and $0.04, respectively. For the three and nine months ended December 31, 2014, anti-dilution would total $0.01 and $0.01, respectively.

Note 5. Investments
Fair Value Measurement and Disclosures
The following table shows the composition of our investment portfolio as of December 31, 2015, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$1,263,752	$1,134,542	$—	$55,186	$1,079,356
Second Lien Secured Debt	1,010,012	910,318	—	453,263	457,055
Unsecured Debt	301,338	285,889	—	45,684	240,205
Structured Products and Other	323,028	329,752	—	14,595	315,157
Preferred Equity	97,755	83,153	—	—	83,153
Common Equity/Interests	257,664	317,298	—	139	317,159
Warrants	4,951	8,041	—	—	8,041
Total Investments	$3,258,500	$3,068,993	$—	$568,867	$2,500,126
The following table shows the composition of our investment portfolio as of March 31, 2015, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$1,252,324	$1,193,847	$—	$177,817	$1,016,030
Second Lien Secured Debt	820,840	805,625	—	293,515	512,110
Unsecured Debt	530,366	475,434	—	123,463	351,971
Structured Products and Other	349,813	374,368	—	—	374,368
Preferred Equity	197,365	165,101	—	—	165,101
Common Equity/Interests	330,851	329,881	—	81	329,800
Warrants	5,016	5,571	—	—	5,571
Total Investments	$3,486,575	$3,349,827	$—	$594,876	$2,754,951

The following table shows changes in the fair value of our Level 3 investments during the three months ended December 31, 2015:

	First Lien Secured Debt (2)	Second Lien Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of September 30, 2015	$1,032,839	$531,316	$250,179	$413,465	$160,108	$305,128	$4,327	$2,697,362
Net realized gains (losses)	(3,307)	(2,165)	—	—	(2,363)	(3,218)	3,571	(7,482)
Net change in unrealized gains (losses)	(54,241)	(7,909)	(3,027)	(6,692)	11,428	3,116	3,779	(53,546)
Net amortization on investments	221	465	110	111	—	—	—	907
Purchases, including capitalized PIK (3)	173,843	23,614	1,375	10,258	46,799	28,472	—	284,361
Sales (3)	(55,189)	(490)	(8,363)	(87,389)	(132,819)	(16,199)	(3,636)	(304,085)
Transfers out of Level 3 (1)	(14,810)	(87,776)	(69)	(14,596)	—	(140)	—	(117,391)
Transfers into Level 3 (1)	—	—	—	—	—	—	—	—
Fair value as of December 31, 2015	$1,079,356	$457,055	$240,205	$315,157	$83,153	$317,159	$8,041	$2,500,126

Net change in unrealized gains (losses) on Level 3 investments still held as of December 31, 2015	$(93,807)	$(8,238)	$(3,028)	$(2,717)	$8,637	$(380)	$5,002	$(94,531)
The following table shows changes in the fair value of our Level 3 investments during the nine months ended December 31, 2015:

	First Lien Secured Debt (2)	Second Lien Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of March 31, 2015	$1,016,030	$512,110	$351,971	$374,368	$165,101	$329,800	$5,571	$2,754,951
Net realized gains (losses)	(5,355)	14	(40,602)	(67)	(2,363)	(43,661)	3,571	(88,463)
Net change in unrealized gains (losses)	(71,682)	(50,743)	10,784	(17,830)	17,661	60,546	2,535	(48,729)
Net amortization on investments	2,048	1,338	351	325	—	—	—	4,062
Purchases, including capitalized PIK (3)	368,847	232,696	33,159	76,092	98,080	102,810	—	911,684
Sales (3)	(236,324)	(52,299)	(115,458)	(103,136)	(195,326)	(132,336)	(3,636)	(838,515)
Transfers out of Level 3 (1)	875	(186,061)	—	(14,595)	—	—	—	(199,781)
Transfers into Level 3 (1)	4,917	—	—	—	—	—	—	4,917
Fair value as of December 31, 2015	$1,079,356	$457,055	$240,205	$315,157	$83,153	$317,159	$8,041	$2,500,126

Net change in unrealized gains (losses) on Level 3 investments still held as of December 31, 2015	$129,187	$62,369	$9,527	$(27,528)	$45,192	$(80,992)	$(3,238)	$134,517
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

(2)	Includes unfunded revolver obligations and letters of credit measured at fair value of $(2,311).

(3)	Includes reorganizations and restructuring of investments.

The following table shows changes in the fair value of our Level 3 investments during the three months ended December 31, 2014:

	First Lien Secured Debt (2)	Second Lien Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of September 30, 2014	$858,678	$461,350	$422,121	$317,378	$108,678	$307,300	$10,771	$2,486,276
Net realized gains (losses)	297	(171)	(367)	(168)	—	5,349	—	4,940
Net change in unrealized gains (losses)	(6,789)	(6,263)	(5,554)	5,495	(2,895)	13,639	(4,402)	(6,769)
Net amortization on investments	1,791	447	159	125	—	—	—	2,522
Purchases, including capitalized PIK (3)	195,591	120,965	54,246	41,573	32,815	42,909	—	488,099
Sales (3)	(128,688)	(132,272)	(40,281)	(8,208)	(1,169)	(11,790)	—	(322,408)
Transfers out of Level 3 (1)	—	(7,499)	—	—	—	—	—	(7,499)
Transfers into Level 3 (1)	109,994	92,925	3,776	—	—	—	—	206,695
Fair value as of December 31, 2014	$1,030,874	$529,482	$434,100	$356,195	$137,429	$357,407	$6,369	$2,851,856

Net change in unrealized gains (losses) on Level 3 investments still held as of December 31, 2014	$(9,209)	$(3,841)	$(10,306)	$5,425	$(2,895)	$18,643	$(4,402)	$(6,585)
The following table shows changes in the fair value of our Level 3 investments during the nine months ended December 31, 2014:

	First Lien Secured Debt (2)	Second Lien Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of March 31, 2014	$612,794	$322,889	$415,079	$208,901	$93,062	$274,699	$11,174	$1,938,598
Net realized gains (losses)	652	(30)	(2,119)	(276)	—	(5,819)	9,713	2,121
Net change in unrealized gains (losses)	(4,056)	(4,614)	(9,580)	13,113	(167)	46,926	(809)	40,813
Net amortization on investments	2,832	1,030	663	239	—	—	—	4,764
Purchases, including capitalized PIK (3)	550,982	259,703	109,549	168,265	45,703	57,097	—	1,191,299
Sales (3)	(209,832)	(156,301)	(102,038)	(34,047)	(1,169)	(15,496)	(13,709)	(532,592)
Transfers out of Level 3 (1)	—	—	—	—	—	—	—	—
Transfers into Level 3 (1)	77,502	106,805	22,546	—	—	—	—	206,853
Fair value as of December 31, 2014	$1,030,874	$529,482	$434,100	$356,195	$137,429	$357,407	$6,369	$2,851,856

Net change in unrealized gains (losses) on Level 3 investments still held as of December 31, 2014	$(5,534)	$(5,164)	$(15,589)	$14,810	$(167)	$53,662	$(4,231)	$37,787
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

(2)	Includes unfunded revolver obligations and letters of credit measured at fair value of $(5,404).

(3)	Includes reorganizations and restructuring of investments.

The following tables summarize the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 3 as of December 31, 2015 and March 31, 2015. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.
The unobservable inputs used in the fair value measurement of our Level 3 investments as of December 31, 2015 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average
First Lien Secured Debt	$640,241	Yield Analysis	Discount Rate	7.7%	30.0%	15.0%
	365,084	Discounted Cash Flow	Discount Rate	2.3%	12.0%	12.0%
	12,908	Recovery Analysis	N/A	N/A	N/A	N/A
	61,123	Broker Quoted	Broker Quote	N/A	N/A	N/A
Second Lien Secured Debt	275,522	Yield Analysis	Discount Rate	9.6%	24.6%	13.7%
	63,757	Recovery Analysis	N/A	N/A	N/A	N/A
	117,776	Broker Quoted	Broker Quote	N/A	N/A	N/A
Unsecured Debt	240,205	Yield Analysis	Discount Rate	10.3%	35.0%	12.7%
Structured Products and Other	315,157	Discounted Cash Flow	Discount Rate	6.5%	17.0%	12.3%
Preferred Equity	4,207	Market Comparable Approach	Comparable Multiple	8.0x	12.4x	12.4x
	34,233	Yield Analysis	Discount Rate	11.0%	11.0%	11.0%
	11,250	Discounted Cash Flow	Discount Rate	40.6%	40.6%	40.6%
	33,463	Recent Transaction	Recent Transaction	N/A	N/A	N/A
Common Equity/Interests	77,637	Market Comparable Approach	Comparable Multiple	6.0x	12.4x	8.7x
	235,696	Discounted Cash Flow	Discount Rate	10.8%	38.4%	13.0%
	3,826	Other	Illiquidity/Restrictive Discount	7.0%	7.0%	7.0%
Warrants	8,041	Recent Transaction	Recent Transaction	N/A	N/A	N/A
Total Level 3 Investments	$2,500,126

The unobservable inputs used in the fair value measurement of our Level 3 investments as of March 31, 2015 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average
First Lien Secured Debt	$531,654	Yield Analysis	Discount Rate	7.9%	20.9%	13.0%
	352,084	Discounted Cash Flow	Discount Rate	12.0%	12.0%	12.0%
	14,377	Recent Transactions	Recent Transactions	N/A	N/A	N/A
	117,915	Broker Quoted	Broker Quote	N/A	N/A	N/A
Second Lien Secured Debt	247,585	Yield Analysis	Discount Rate	9.7%	19.7%	14.5%
	264,525	Broker Quoted	Broker Quote	N/A	N/A	N/A
Unsecured Debt	329,831	Yield Analysis	Discount Rate	9.7%	22.0%	11.4%
	22,140	Broker Quoted	Broker Quote	N/A	N/A	N/A
Structured Products and Other	39,296	Yield Analysis	Discount Rate	8.4%	15.0%	8.8%
	317,381	Discounted Cash Flow	Discount Rate	3.8%	15.0%	12.4%
	17,691	Broker Quoted	Broker Quote	N/A	N/A	N/A
Preferred Equity	66,976	Market Comparable Approach	Comparable Multiple	2.2x	11.7x	7.3x
	23,645	Yield Analysis	Discount Rate	10.8%	10.8%	10.8%
	9,309	Discounted Cash Flow	Discount Rate	15.9%	15.9%	15.9%
	65,171	Options Pricing Model	Expected Volatility	70.0%	70.0%	70.0%
Common Equity/Interests	121,169	Market Comparable Approach	Comparable Multiple	2.2x	10.8x	8.3x
	203,469	Discounted Cash Flow	Discount Rate	11.4%	30.0%	13.0%
	5,162	Other	Illiquidity/Restrictive Discount	7.0%	7.0%	7.0%
Warrants	1,399	Market Comparable Approach	Comparable Multiple	4.8x	11.4x	11.2x
	222	Other	Illiquidity/Restrictive Discount	20.0%	20.0%	20.0%
	3,950	Recent Transactions	Recent Transactions	N/A	N/A	N/A
Total Level 3 Investments	$2,754,951
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

Investment Transactions
During the three months ended December 31, 2015 and December 31, 2014, purchases of investments on a trade date basis were $204,585 and $608,776, respectively. For the nine months ended December 31, 2015 and December 31, 2014, purchases of investments on a trade date basis were $918,169 and $1,839,380, respectively.
During the three months ended December 31, 2015 and December 31, 2014, sales and repayments of investments on a trade date basis were $261,594 and $699,203, respectively. For the nine months ended December 31, 2015 and December 31, 2014, sales and repayments of investments on a trade date basis were $1,074,057 and $1,775,150, respectively.
PIK Income
PIK income earned for the three and nine months ended December 31, 2015 and December 31, 2014 is summarized below:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
PIK income for the period	$10,238	$8,619	$31,607	$24,889
Capitalized PIK income for the three and nine months ended December 31, 2015 and December 31, 2014 is summarized below:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
PIK balance at beginning of period	$56,791	$73,608	$86,903	$58,185
PIK income capitalized	12,358	7,097	34,090	24,155
Adjustments due to investment exits	(109)	—	(3,505)	—
PIK income received in cash	(726)	(448)	(49,174)	(2,083)
PIK balance at end of period	$68,314	$80,257	$68,314	$80,257
Investments on Non-Accrual Status
As of December 31, 2015, 6.0% of total investments at amortized cost, or 2.5% of total investments at fair value, were on non-accrual status. As of March 31, 2015, 1.3% of total investments at amortized cost, or 0.1% of total investments at fair value, were on non-accrual status.
Unconsolidated Significant Subsidiaries
The following unconsolidated subsidiaries are considered significant subsidiaries under SEC Regulation S-X Rule 10-01(b)(1) and Regulation S-X Rule 4-08(g) as of December 31, 2015. Accordingly, summarized, comparative financial information is presented below for these unconsolidated significant subsidiaries.
Merx Aviation Finance, LLC
Merx Aviation Finance, LLC and its subsidiaries (“Merx Aviation”) are principally engaged in acquiring and leasing commercial aircraft to airlines. Its focus is on current generation aircraft, held either domestically or internationally. Merx Aviation may acquire fleets of aircraft primarily through securitized, non-recourse debt or individual aircraft. Merx Aviation may outsource its aircraft servicing requirements to third parties that have the global staff and expertise necessary to complete such tasks. The following table shows unaudited summarized financial information for Merx Aviation:

	Nine Months Ended December 31,
	2015	2014
Net revenue	$89,535	$59,086
Net operating income	56,050	37,219
Earnings before taxes	7,718	1,909
Net profit	5,545	1,906

MSEA Tankers LLC
MSEA Tankers LLC and its subsidiaries (“MSEA”) are engaged in acquiring and leasing tanker vessels to oil majors, commodity traders and shipping companies. Its focus is on tankers transporting refined products for its charterers through long-term charters. MSEA engages in a variety of income-generating structured equity transactions, ranging from bridge loans to sale-leaseback structures either on individual vessels or vessel packages sourced from bank balance sheets and other sources. MSEA may also outsource its technical management requirements through engaging in bareboat charters. The following table shows unaudited summarized financial information for MSEA:

Nine Months Ended December 31, 2015*
Net revenue	$9,869
Net operating income	5,915
Earnings before taxes	5,258
Net profit after non-controlling interest	5,170
____________________

*	MSEA commenced operations on December 16, 2014. Transactions from such date to December 31, 2014 are not significant.
Note 6. Debt and Foreign Currency Transactions and Translations
The Company’s outstanding debt obligations as of December 31, 2015 were as follows:

	Date Issued/Amended	Total Aggregate Principal Amount Committed	Principal Amount Outstanding		Fair Value		Final Maturity Date
Senior Secured Facility	2015	$1,310,000	$495,161	*	$499,641	(1)	4/24/2020
Senior Secured Notes (Series A)	2011	29,000	29,000		29,332	(1)	9/29/2016
Senior Secured Notes (Series B)	2011	16,000	16,000		16,732	(1)	9/29/2018
2042 Notes	2012	150,000	150,000		152,460	(2)	10/15/2042
2043 Notes	2013	150,000	150,000		150,360	(2)	7/15/2043
2025 Notes	2015	350,000	344,558		351,626	(1)	3/3/2025
Convertible Notes	2011	200,000	200,000		200,000	(2)	1/15/2016
Total Debt Obligations		$2,205,000	$1,384,719		$1,400,151
____________________

*	Includes foreign currency debt obligations as outlined below.

(1)
The fair value of these debt obligations are categorized as Level 3 under ASC 820 as of December 31, 2015. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.

(2)	The fair value of these debt obligations are categorized as Level 1 under ASC 820 as of December 31, 2015. The valuation is based on quoted prices of identical liabilities in active markets.

The Company’s outstanding debt obligations as of March 31, 2015 were as follows:

	Date Issued/Amended	Total Aggregate Principal Amount Committed	Principal Amount Outstanding		Fair Value		Final Maturity Date
Senior Secured Facility	2013	$1,270,000	$384,648	*	$384,253	(1)	8/31/2018
Senior Secured Notes	2010	225,000	225,000		227,363	(1)	10/4/2015
Senior Secured Notes (Series A)	2011	29,000	29,000		29,684	(1)	9/29/2016
Senior Secured Notes (Series B)	2011	16,000	16,000		16,952	(1)	9/29/2018
2042 Notes	2012	150,000	150,000		152,646	(2)	10/15/2042
2043 Notes	2013	150,000	150,000		153,438	(2)	7/15/2043
2025 Notes	2015	350,000	344,111		352,100	(1)	3/3/2025
Convertible Notes	2011	200,000	200,000		206,250	(2)	1/15/2016
Total Debt Obligations		$2,390,000	$1,498,759		$1,522,686
____________________

*	Includes foreign currency debt obligations as outlined below.

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
Senior Secured Facility
On April 24, 2015, the Company amended and restated its senior secured, multi-currency, revolving credit facility (the “Senior Secured Facility”). The facility increased the lenders’ commitments to $1,310,000 and extended the final maturity date through April 24, 2020, and allows the Company to seek additional commitments from new and existing lenders in the future, up to an aggregate facility size not to exceed $1,965,000. The Senior Secured Facility is secured by substantially all of the assets in Apollo Investment’s portfolio, including cash and cash equivalents. Commencing May 24, 2019, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the Senior Secured Facility as of April 24, 2019. In addition, the stated interest rate on the facility was changed from LIBOR plus 2.00% to a formula-based calculation, based on a minimum borrowing base, resulting in a stated interest rate of either LIBOR plus 1.75%, or LIBOR plus 2.00%. As of December 31, 2015, the stated interest rate on the facility is LIBOR plus 2.00%. The Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Senior Secured Facility and a letter of credit participation fee of 2.00% per annum plus a letter of credit fronting fee of 0.25% per annum on the letters of credit issued. The Senior Secured Facility contains affirmative and restrictive covenants, including: (a) periodic financial reporting requirements, (b) maintaining minimum shareholders’ equity of the greater of (i) 40% of the total assets of Apollo Investment and its consolidated subsidiaries as at the last day of any fiscal quarter and (ii) the sum of (A) $870,000 plus (B) 25% of the net proceeds from the sale of equity interests in Apollo Investment after the closing date of the Senior Secured Facility, (c) maintaining a ratio of total assets, less total liabilities (other than indebtedness) to total indebtedness, in each case of Apollo Investment and its consolidated subsidiaries, of not less than 2.0:1.0, (d) limitations on the incurrence of additional indebtedness, including a requirement to meet a certain minimum liquidity threshold before Apollo Investment can incur such additional debt, (e) limitations on liens, (f) limitations on investments (other than in the ordinary course of Apollo Investment’s business), (g) limitations on mergers and disposition of assets (other than in the normal course of Apollo Investment’s business activities), (h) limitations on the creation or existence of agreements that permit liens on properties of Apollo Investment’s consolidated subsidiaries and (i) limitations on the repurchase or redemption of certain unsecured debt and debt securities. In addition to the asset coverage ratio described in clause (c) of the preceding sentence, borrowings under the Senior Secured Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in Apollo Investment’s portfolio.
The Senior Secured Facility also provides for the issuance of letters of credit up to an aggregate amount of $150,000. As of December 31, 2015 and March 31, 2015, the Company had $16,290 and $25,246, respectively, in standby letters of credit issued through the Senior Secured Facility. The amount available for borrowing under the Senior Secured Facility is reduced by any standby letters of credit issued through the Senior Secured Facility. Under GAAP, these letters of credit are considered commitments because no funding has been made and as such are not considered a liability. These letters of credit are not senior securities because they are not in form of a typical financial guarantee and the portfolio companies are obligated to refund any drawn amounts. The available remaining capacity under the Senior Secured Facility was $798,549 and $860,106 as of December 31, 2015 and March 31, 2015, respectively. Terms used in this disclosure have the meanings set forth in the Senior Secured Facility agreement.

Senior Secured Notes
On September 30, 2010, the Company entered into a note purchase agreement with certain institutional accredited investors providing for a private placement issuance of $225,000 in aggregate principal amount of five-year, senior secured notes with an annual fixed interest rate of 6.25% and a maturity date of October 4, 2015 (the “Senior Secured Notes”). On October 4, 2010, the Senior Secured Notes issued by Apollo Investment were sold to certain institutional accredited investors pursuant to an exemption from registration under the Securities Act of 1933, as amended. Interest on the Senior Secured Notes was due semi-annually on April 4 and October 4, commencing on April 4, 2011.
On October 4, 2015, the Senior Secured Notes, which had an outstanding principal amount of $225,000, matured and were repaid in full.
Senior Secured Notes — Series A and Series B
On September 29, 2011, the Company closed a private offering of $45,000 aggregate principal amount of senior secured notes (the “Series A and B Notes”) consisting of two series: 5.875% Senior Secured Notes, Series A, due September 29, 2016 in the aggregate principal amount of $29,000; and 6.250% Senior Secured Notes, Series B, due September 29, 2018 in the aggregate principal amount of $16,000. The Series A and B Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Interest on the Series A and B Notes is due semi-annually on March 29 and September 29, commencing on March 29, 2012.
Senior Unsecured Notes
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
2043 Notes
On June 17, 2013, the Company issued $135,000 in aggregate principal amount of senior unsecured notes and on June 24, 2013, an additional $15,000 in aggregate principal amount of such notes was issued pursuant to the underwriters’ over-allotment option exercise. In total, $150,000 of aggregate principal was issued for net proceeds of $145,275 (the “2043 Notes”). The 2043 Notes will mature on July 15, 2043. Interest on the 2043 Notes is paid quarterly on January 15, April 15, July 15 and October 15, at an annual rate of 6.875%, commencing on October 15, 2013. The Company may redeem the 2043 Notes in whole or in part at any time or from time to time on or after July 15, 2018. The 2043 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior, unsecured indebtedness. The 2043 Notes are listed on The New York Stock Exchange under the ticker symbol “AIY.”
2024 Note
On October 30, 2014, the Company entered into a note purchase agreement with an institutional accredited investor providing a private placement issuance of $150,000 in aggregate principal amount of a ten-year note with an annual fixed rate of 5.25% and a maturity of October 30, 2024 (the “2024 Note”). On October 30, 2014, the Company issued the 2024 Note for net proceeds of $148,875. Interest on the 2024 Note was due quarterly on January 15, April 15, July 15 and October 15, commencing on January 15, 2015. The 2024 Note was a general, unsecured obligation and ranked equal in right of payment with all of our existing unsecured indebtedness. On March 3, 2015, the Company repurchased and retired the 2024 Note. The transaction was accounted for as a debt modification in accordance with ASC 470-50, Modification and Extinguishment.
2025 Notes
On March 3, 2015, the Company issued $350,000 in the aggregate principal amount of senior unsecured notes for net proceeds of $343,650 (the “2025 Notes”). The 2025 Notes will mature on March 3, 2025. Interest on the 2025 Notes is due semi-annually on March 3 and September 3, at an annual rate of 5.25%, commencing on September 3, 2015. The 2025 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness.

Convertible Notes
On January 25, 2011, the Company closed a private offering of $200,000 aggregate principal amount of senior unsecured convertible notes (the “Convertible Notes”). The Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Convertible Notes bore interest at an annual rate of 5.75%, payable semi-annually in arrears on January 15 and July 15 of each year, commencing on July 15, 2011. The Convertible Notes were convertible by the holders into shares of common stock, initially at a conversion rate of 72.7405 shares of the Company’s common stock per $1 principal amount of Convertible Notes (14,548,100 common shares) corresponding to an initial conversion price per share of approximately $13.75, which represented a premium of 17.5% to the $11.70 per share closing price of the Company’s common stock on the NASDAQ Global Select Market on January 19, 2011. The conversion rate was subject to adjustment upon certain events, such as stock splits and combinations, mergers, spin-offs, increases in dividends in excess of $0.28 per share per quarter and certain changes in control. Certain of these adjustments, including adjustments for increases in dividends, were subject to a conversion price floor of $11.70 per share. As more fully reflected in Note 4, the issuance was considered as part of the if-converted method for calculation of diluted EPS.
On January 15, 2016, the Convertible Notes, which had an outstanding principal amount of $200,000, matured and were repaid in full.
The following table summarizes the average and maximum debt outstanding, and the annualized interest and debt issuance cost for the three and nine months ended December 31, 2015 and December 31, 2014:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Average debt outstanding	$1,481,191	$1,638,249	$1,482,003	$1,576,257
Maximum amount of debt outstanding	1,537,818	1,760,782	1,657,288	1,760,782

Weighted average annualized interest cost (1)	4.73%	4.50%	5.17%	4.46%
Annualized amortized debt issuance cost	0.44%	0.40%	0.51%	0.42%
Total annualized interest cost	5.17%	4.90%	5.68%	4.88%
____________________

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Facility. Commitment fees for the three and nine months ended December 31, 2015 were $676 and $2,417, respectively. Commitment fees for the three and nine months ended December 31, 2014 were $457 and $1,355, respectively.

Foreign Currency Transactions and Translations
The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of December 31, 2015:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain	Reset Date
Canadian Dollar	C$	7,000	$5,051	$5,039	$12	1/25/2016
Canadian Dollar	C$	58,100	53,108	41,826	11,282	1/29/2016
Euro		€6,000	6,528	6,518	10	1/25/2016
Euro		€3,700	4,972	4,019	953	1/29/2016
British Pound		£14,500	22,199	21,372	827	1/11/2016
British Pound		£14,500	22,210	21,372	838	1/14/2016
British Pound		£24,400	37,283	35,963	1,320	1/21/2016
British Pound		£36,000	55,260	53,060	2,200	1/25/2016
British Pound		£15,600	23,555	22,993	562	1/29/2016
			$230,166	$212,162	$18,004

The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of March 31, 2015:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain (Loss)	Reset Date
Canadian Dollar	C$	65,100	$60,245	$51,402	$8,843	4/30/2015
Euro		€19,200	25,803	20,621	5,182	4/30/2015
British Pound		£6,500	9,926	9,649	277	4/7/2015
British Pound		£25,000	37,525	37,112	413	4/13/2015
British Pound		£27,000	39,956	40,082	(126)	4/20/2015
British Pound		£7,600	12,124	11,282	842	4/30/2015
			$185,579	$170,148	$15,431
As of December 31, 2015 and March 31, 2015, the Company was in compliance with all debt covenants.
Note 7. Shareholders’ Equity
There were no equity offerings of common stock during the nine months ended December 31, 2015 and fiscal year ended March 31, 2015.
On August 6, 2015, the Company adopted a plan for the purpose of repurchasing up to $50 million of its common stock in accordance with applicable rules specified in the Securities Exchange Act of 1934 (the “Exchange Act”) (the “August Repurchase Plan”). Since adopting the August Repurchase Plan, the Company has repurchased the full amount authorized by the board of directors under such plan.

On December 14, 2015, the board of directors approved a new plan to acquire up to an additional $50 million of its common stock in accordance with applicable rules specified in the Exchange Act (the “Current Repurchase Plan,” and together with the August Repurchase Plan, the “Repurchase Plans”). The Current Repurchase Plan is designed to allow the Company to repurchase its shares both during its open window periods and at times when it otherwise might be prevented from doing so under applicable insider trading laws or because of self-imposed trading blackout periods. A broker selected by the Company will have the authority under the terms and limitations specified in an agreement with the Company to repurchase shares on the Company’s behalf in accordance with the terms of the Current Repurchase Plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the Current Repurchase Plan. Pursuant to the Current Repurchase Plan, the Company may from time to time repurchase a portion of its shares of common stock and the Company is hereby notifying shareholders of its intention as required by applicable securities laws.

On September 15, 2015 and December 16, 2015, the Company allocated $5 million and $10 million, respectively, to be repurchased under the August Repurchase Plan and the Current Repurchase Plan, respectively, in accordance with SEC Rule 10b5-1 (the “10b5-1 Repurchase Plans”).
Under the Repurchase Plans and 10b5-1 Repurchase Plans (the “Plans”), the Company repurchased 8,572,729 shares at a weighted average price per share of $6.12, inclusive of commissions. This represents a discount of approximately 21.58% of the average net asset value per share for the nine months ended December 31, 2015. Since the inception of the Plans to December 31, 2015, the total dollar amount of shares repurchased is $52,437.
During the period from January 1, 2016 through February 8, 2016, the Company repurchased 2,012,126 shares at a weighted average price per share of $4.97, inclusive of commissions, for a total cost of $10,000, leaving a maximum of $37,563 available for future purchases under the Current Repurchase Plan.
On September 12, 2014, the Company announced an at-the-market offering program (the “ATM Program”) through which we can sell up to 16 million shares of its common stock from time to time. As of December 31, 2015, no shares had been sold through the Company’s ATM Program.

Note 8. Commitments and Contingencies
The Company has various commitments to fund revolving and delayed draw senior secured and subordinated loans to its portfolio companies, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of December 31, 2015 and March 31, 2015, the Company had the following unfunded commitments to its portfolio companies:

	December 31, 2015	March 31, 2015
Unfunded revolver obligations and bridge loan commitments (1)	$61,947	$206,294
Standby letters of credit issued and outstanding (2)	14,583	34,433
Unfunded delayed draw loan commitments (3)	4,245	102,092
Unfunded delayed draw loan commitments (performance thresholds not met) (4)	25,000	23,436
Total Unfunded Commitments	$105,775	$366,255
____________________

(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of December 31, 2015 and March 31, 2015, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that needs to be met prior to funding.

(2)
For all these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. None of the letters of credit issued and outstanding are recorded as a liability on the Company’s Statement of Assets and Liabilities as such letters of credit are considered in the valuation of the investments in the portfolio company.

(3)
The Company’s commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions which can include covenants to maintain specified leverage levels and other related borrowing base covenants.

(4)
The borrowers are required to meet certain performance thresholds before the Company is obligated to fulfill the commitments and those performance thresholds were not met as of December 31, 2015 and March 31, 2015.

Note 9. Financial Highlights
The following is a schedule of financial highlights for the nine months ended December 31, 2015 and the fiscal year ended March 31, 2015:

	Nine Months Ended December 31, 2015	Year Ended March 31, 2015
	(Unaudited)
Per Share Data
Net asset value at beginning of period	$8.18	$8.67
Net investment income (1)	0.63	0.96
Net realized and change in unrealized losses (1)	(0.72)	(0.64)
Net increase (decrease) in net assets resulting from operations	(0.09)	0.32
Distributions to shareholders from net investment income (2)	(0.60)	(0.70)
Distributions to shareholders from return of capital (2)	—	(0.10)
Offering costs for the issuance of common stock (3)	—	—
Accretion to shareholders due to share repurchases	0.07	—
Net asset value at end of period*	$7.56	$8.18

Per share market value at end of period	$5.22	$7.68
Total return (4)	(25.01)%	1.86%
Shares outstanding at end of period	228,168,622	236,741,351
Weighted average shares outstanding	234,709,883	236,741,351

Ratio/Supplemental Data
Net assets at end of period (in millions)	$1,724.2	$1,937.6
Annualized ratio of operating expenses to average net assets (5)(6)	5.93%	6.25%
Annualized ratio of interest and other debt expenses to average net assets (6)	4.58%	3.91%
Annualized ratio of total expenses to average net assets (5)(6)	10.51%	10.16%
Annualized ratio of net investment income to average net assets (6)	10.71%	11.27%
Average debt outstanding (in millions)	$1,482.0	$1,586.5
Average debt per share	$6.31	$6.70
Annualized portfolio turnover rate (6)	37.81%	62.14%
____________________

*	Totals may not foot due to rounding.

(1)	Financial highlights are based on the weighted average number of shares outstanding for the period presented.

(2)
Dividends and distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. Per share amounts are based on actual rate per share.

(3)	Offering costs per share represent less than one cent per weighted average share for the fiscal year ended March 31, 2015.

(4)
Total return is based on the change in market price per share during the respective periods. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.

(5)
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown inclusive of all voluntary management and incentive fee waivers (Note 3). For the nine months ended December 31, 2015, the annualized ratio of operating expenses to average net assets and the annualized ratio of total expenses to average net assets would be 6.97% and 11.55%, respectively, without the voluntary fee waivers. For the fiscal year ended March 31, 2015, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 7.03% and 10.95%, respectively, without the voluntary fee waivers.

(6)	Annualized for the nine months ended December 31, 2015.

Information about our senior securities is shown in the following table as of each year ended March 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Senior Secured Facility (5)
Fiscal 2016 (as of December 31, 2015)	$495,161	$803	$—	N/A
Fiscal 2015	384,648	588	—	N/A
Fiscal 2014	602,261	1,095	—	N/A
Fiscal 2013	536,067	1,137	—	N/A
Fiscal 2012	539,337	1,427	—	N/A
Fiscal 2011	628,443	1,707	—	N/A
Fiscal 2010	1,060,616	2,671	—	N/A
Fiscal 2009	1,057,601	2,320	—	N/A
Fiscal 2008	1,639,122	2,158	—	N/A
Fiscal 2007	492,312	4,757	—	N/A
Fiscal 2006	323,852	4,798	—	N/A
Senior Secured Notes
Fiscal 2016 (as of December 31, 2015)	$45,000	$73	$—	N/A
Fiscal 2015	270,000	413	—	N/A
Fiscal 2014	270,000	491	—	N/A
Fiscal 2013	270,000	572	—	N/A
Fiscal 2012	270,000	714	—	N/A
Fiscal 2011	225,000	611	—	N/A
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
2042 Notes
Fiscal 2016 (as of December 31, 2015)	$150,000	$243	$—	$101.64
Fiscal 2015	150,000	230	—	99.59
Fiscal 2014	150,000	273	—	92.11
Fiscal 2013	150,000	318	—	97.43
Fiscal 2012	—	—	—	N/A
Fiscal 2011	—	—	—	N/A
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
2043 Notes
Fiscal 2016 (as of December 31, 2015)	$150,000	$243	$—	$100.24
Fiscal 2015	150,000	230	—	99.74
Fiscal 2014	150,000	273	—	89.88
Fiscal 2013	—	—	—	N/A
Fiscal 2012	—	—	—	N/A
Fiscal 2011	—	—	—	N/A
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
2025 Notes
Fiscal 2016 (as of December 31, 2015)	$344,558	$559	$—	N/A
Fiscal 2015	344,111	526	—	N/A
Fiscal 2014	—	—	—	N/A
Fiscal 2013	—	—	—	N/A
Fiscal 2012	—	—	—	N/A
Fiscal 2011	—	—	—	N/A
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A
Convertible Notes
Fiscal 2016 (as of December 31, 2015)	$200,000	$324	$—	$100.00
Fiscal 2015	200,000	306	—	104.43
Fiscal 2014	200,000	364	—	106.60
Fiscal 2013	200,000	424	—	102.84
Fiscal 2012	200,000	529	—	97.81
Fiscal 2011	200,000	544	—	N/A	(6)
Fiscal 2010	—	—	—	N/A
Fiscal 2009	—	—	—	N/A
Fiscal 2008	—	—	—	N/A
Fiscal 2007	—	—	—	N/A
Fiscal 2006	—	—	—	N/A

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Total Debt Securities
Fiscal 2016 (as of December 31, 2015)	$1,384,719	$2,245	$—	N/A
Fiscal 2015	1,498,759	2,293	—	N/A
Fiscal 2014	1,372,261	2,496	—	N/A
Fiscal 2013	1,156,067	2,451	—	N/A
Fiscal 2012	1,009,337	2,670	—	N/A
Fiscal 2011	1,053,443	2,862	—	N/A
Fiscal 2010	1,060,616	2,671	—	N/A
Fiscal 2009	1,057,601	2,320	—	N/A
Fiscal 2008	1,639,122	2,158	—	N/A
Fiscal 2007	492,312	4,757	—	N/A
Fiscal 2006	323,852	4,798	—	N/A
____________________

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.

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

(5)	Includes foreign currency debt obligations as outlined in Note 6.

(6)	Restrictive legends were removed in 2012.
Note 10. Subsequent Events
On January 15, 2016, the Convertible Notes, which had an outstanding principal amount of $200,000, matured and were repaid in full.
On February 4, 2016, the Board of Directors declared a dividend of $0.20 per share for the third quarter of fiscal year 2016, payable on April 6, 2016 to shareholders of record as of March 21, 2016.
During the period from January 1, 2016 through February 8, 2016, the Company repurchased 2,012,126 shares at a weighted average price per share of $4.97, inclusive of commissions, for a total cost of $10,000.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Apollo Investment Corporation:
We have reviewed the accompanying statement of assets and liabilities of Apollo Investment Corporation (the “Company”), including the schedule of investments, as of December 31, 2015, the related statements of operations for the three and nine month periods ended December 31, 2015 and December 31, 2014, the statement of changes in net assets for the nine month period ended December 31, 2015, and the statements of cash flows for the nine month periods ended December 31, 2015 and December 31, 2014. These interim financial statements are the responsibility of the Company’s management.
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
February 9, 2016

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
Overview
Apollo Investment Corporation (the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” or “our”) was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Code. Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our shareholders. Apollo Investment commenced operations on April 8, 2004 upon completion of its initial public offering that raised $870 million in net proceeds from selling 62 million shares of its common stock at a price of $15.00 per share. Since then, and through December 31, 2015, we have raised approximately $2.21 billion in net proceeds from additional offerings of common stock and we have repurchased common stock for $52.4 million.
Apollo Investment Management, L.P. (the “Investment Adviser” or “AIM”) is our investment adviser and an affiliate of Apollo Global Management, LLC and its consolidated subsidiaries (“AGM”). AGM and other affiliates manage other funds that may have investment mandates that are similar, in whole or in part, with ours. AIM and its affiliates may determine that an investment is appropriate both for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, AIM may determine that we should invest on a side-by-side basis with one or more other funds. We make all such investments subject to compliance with applicable regulations and interpretations, and our allocation procedures. In certain circumstances negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. There can be no assurance that any such order will be obtained.

In addition to furnishing us with office facilities, equipment, and clerical, bookkeeping and record keeping services, Apollo Investment Administration, LLC (the “Administrator” or “AIA”), an affiliate of AGM, also oversees our financial records as well as prepares our reports to shareholders and reports filed with the SEC. AIA also performs the calculation and publication of our net asset value, the payment of our expenses and oversees the performance of various third-party service providers and the preparation and filing of our tax returns. Furthermore, AIA provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance.
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
Portfolio and Investment Activity
Our portfolio and investment activity during the three and nine months ended December 31, 2015 and December 31, 2014 is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in millions)*	2015	2014	2015	2014
Investments made in portfolio companies (1)	$204.6	$608.8	$918.2	$1,839.4
Investments sold	(139.7)	(444.3)	(554.5)	(1,070.6)
Net activity before repaid investments	64.9	164.4	363.6	768.8
Investments repaid	(121.9)	(254.9)	(519.5)	(704.5)
Net investment activity	$(57.0)	$(90.4)	$(155.9)	$64.2

Portfolio companies at beginning of period	98	113	105	111
Number of new portfolio companies	4	13	18	53
Number of exited portfolio companies	(7)	(17)	(28)	(55)
Portfolio companies at end of period	95	109	95	109

Number of investments in existing portfolio companies	19	13	48	55
____________________

*	Totals may not foot due to rounding.

(1)	Investments were primarily made through a combination of primary and secondary debt investments.

Our portfolio composition and weighted average yields at December 31, 2015 and March 31, 2015 are as follows:

	December 31, 2015		March 31, 2015
Portfolio composition, at fair value:
Secured debt	67%		60%
Unsecured debt	9%		14%
Structured products and other (1)	11%		11%
Preferred equity	3%		5%
Common equity/interests and warrants	10%		10%
Weighted average yields, at amortized cost basis, exclusive of securities on non-accrual status (2):
Secured debt portfolio	11.4%		11.2%
Unsecured debt portfolio	11.2%		10.9%
Total debt portfolio	11.4%		11.2%
Income-bearing investment portfolio composition, at fair value:
Fixed rate amount	$1.2	billion	$1.3	billion
Floating rate amount	$1.3	billion	$1.4	billion
Fixed rate, as percentage of total	48%		48%
Floating rate, as percentage of total	52%		52%
Income-bearing investment portfolio composition, at amortized cost:
Fixed rate amount	$1.3	billion	$1.4	billion
Floating rate amount	$1.3	billion	$1.4	billion
Fixed rate, as percentage of total	49%		50%
Floating rate, as percentage of total	51%		50%
____________________

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
Since the initial public offering of Apollo Investment in April 2004 and through December 31, 2015, invested capital totaled $16.3 billion in 367 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 100 different financial sponsors.
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

Fair Value Measurements
The Company follows guidance in ASC 820, Fair Value Measurement (“ASC 820”), where fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are determined within a framework that establishes a three-tier hierarchy which maximizes the use of observable market data and minimizes the use of unobservable inputs to establish a classification of fair value measurements for disclosure purposes. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk, such as the risk inherent in a particular valuation technique used to measure fair value using a pricing model and/or the risk inherent in the inputs for the valuation technique. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the information available. The inputs or methodology used for valuing assets or liabilities may not be an indication of the risks associated with investing in those assets or liabilities.
ASC 820 classifies the inputs used to measure these fair values into the following hierarchy:
Level 1: Quoted prices in active markets for identical assets or liabilities, accessible by us at the measurement date.
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
Commodity-related investments are susceptible to changes in value due to volatility in commodity prices. As such, our commodity-related investments may be impacted by volatility in the commodity markets subsequent to December 31, 2015. Our most recent NAV was calculated as of December 31, 2015 and our NAV when calculated thereafter may be different based on such change in prices.
As of December 31, 2015, $2.50 billion or 81% of the Company’s investments were classified as Level 3. The high proportion of Level 3 investments relative to our total investments is directly related to our investment philosophy and target portfolio, which consists primarily of long-term secured debt, as well as unsecured and mezzanine positions of private middle-market companies. A fundamental difference exists between our investments and those of comparable publicly traded fixed income investments, namely high yield bonds, and this difference affects the valuation of our private investments relative to comparable publicly traded instruments.
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

1.
Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of our Investment Adviser which is responsible for the portfolio investment.

2.	Preliminary valuation conclusions are then documented and discussed with senior management of our Investment Adviser.

3.
Independent valuation firms are engaged by our board of directors to conduct independent appraisals by reviewing our Investment Adviser’s preliminary valuations and then making their own independent assessment.

4.
The audit committee of the board of directors reviews the preliminary valuation of our Investment Adviser and the valuation prepared by the independent valuation firms and responds, if warranted, to the valuation recommendation of the independent valuation firms to reflect any comments.

5.
The board of directors discusses valuations and determines in good faith the fair value of each investment in our portfolio based on the input of our Investment Adviser, the applicable independent valuation firm, third party pricing services and the audit committee.

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered in the valuation process of independent valuation firms. For the nine months ended December 31, 2015, there was no change to the Company’s valuation techniques and related inputs considered in the valuation process.

Investment Income Recognition
The Company records interest and dividend income, adjusted for amortization of premium and accretion of discount, on an accrual basis. Some of our loans and other investments, including certain preferred equity investments, may have contractual payment-in-kind (“PIK”) interest or dividends. PIK income computed at the contractual rate are accrued into income and reflected as receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. At the point the Company believes PIK is not expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are reversed from the related receivable through interest or dividend income, respectively. The Company does not reverse previously capitalized PIK interest or dividends. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if the Company believes that PIK is expected to be realized.
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
Recent Accounting Pronouncements
See Note 2 within the Notes to the Financial Statements.

Results of Operations
Operating results for the three and nine months ended December 31, 2015 and December 31, 2014 were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in millions)*	2015	2014	2015	2014
Investment income
Interest income	$75.3	$98.1	$240.8	$298.9
Dividend income	18.3	7.3	46.4	21.2
Other income	0.7	4.6	7.2	11.4
Total investment income	$94.3	$110.0	$294.4	$331.5
Expenses
Management and performance-based incentive fees, net of amounts waived	$22.6	$28.2	$70.1	$84.9
Interest and other debt expenses, net of reimbursements	19.3	20.3	63.5	58.1
Administrative services expense, net of reimbursements	1.5	1.8	4.5	4.7
Other general and administrative expenses	2.8	3.0	7.7	7.9
Net expenses	$46.2	$53.4	$145.8	$155.6
Net investment income	$48.1	$56.7	$148.6	$175.9
Net realized and change in unrealized gains (losses)
Net realized gains (losses)	$(9.3)	$(1.4)	$(120.4)	$(3.2)
Net change in unrealized gains (losses)	(64.6)	(74.7)	(49.4)	(85.6)
Net realized and change in unrealized gains (losses)	(73.9)	(76.1)	(169.8)	(88.8)
Net increase (decrease) in net assets resulting from operations	$(25.8)	$(19.5)	$(21.1)	$87.2

Net investment income on per average share basis	$0.21	$0.24	$0.63	$0.75
Earnings (Loss) per share — basic	$(0.11)	$(0.09)	$(0.09)	$0.36
Earnings (Loss) per share — diluted	$(0.11)	$(0.09)	$(0.09)	$0.36
____________________

*	Totals may not foot due to rounding.

Total Investment Income
For the three months ended December 31, 2015 as compared to the three months ended December 31, 2014
The decrease in total investment income for the three months ended December 31, 2015 compared to the three months ended December 31, 2014 was primarily driven by a decrease in interest income of $22.8 million due to a lower income-bearing investment portfolio, an increase in investments on non-accrual status, and a decrease in prepayment fees and income recognized from the acceleration of original issue discount on repaid investments which totaled $0.3 million and $9.3 million for the three months ended December 31, 2015 and December 31, 2014, respectively. The decrease in total investment income was partially offset by an increase in dividend income of $10.9 million, primarily due to distributions received from the following portfolio companies: AMP Solar (UK) Limited; Dynamic Product Tankers, LLC; Golden Hill CLO I, LLC; Merx Aviation Finance, LLC; and MSEA Tankers LLC.
For the nine months ended December 31, 2015 as compared to the nine months ended December 31, 2014
The decrease in total investment income for the nine months ended December 31, 2015 compared to the nine months ended December 31, 2014 was primarily driven by a decrease in interest income of $58.1 million due to a lower income-bearing investment portfolio, an increase in investments on non-accrual status, and a decrease in prepayment fees and income recognized from the acceleration of original issue discount on repaid investments which totaled $12.8 million and $37.3 million for the nine months ended December 31, 2015 and December 31, 2014, respectively. The decrease in total investment income was partially offset by an increase in dividend income of $25.2 million, primarily due to distributions received from the following portfolio companies: AMP Solar (UK) Limited; Dynamic Product Tankers, LLC; Golden Hill CLO I, LLC; Ivy Hill Middle Market Credit Fund IX, Ltd.; Merx Aviation Finance, LLC; and MSEA Tankers LLC.
Net Expenses
For the three months ended December 31, 2015 as compared to the three months ended December 31, 2014
The decrease in expenses for the three months ended December 31, 2015 compared to three months ended December 31, 2014 was primarily driven by a decrease of $5.6 million in management and performance-based incentive fees (net of amounts waived) due to lower average gross assets, a higher CION fee offset, and lower investment income. To a lesser extent, the decrease in expenses was driven by a decrease of $1.0 million in interest and other debt expenses, primarily due to the repayment of the Senior Secured Notes in October 2015 using amounts borrowed under the Senior Secured Facility, which has a lower interest rate.
For the nine months ended December 31, 2015 as compared to the nine months ended December 31, 2014
The decrease in expenses for the nine months ended December 31, 2015 compared to nine months ended December 31, 2014 was primarily driven by a decrease of $14.8 million in management and performance-based incentive fees (net of amounts waived) due to lower average gross assets, a higher CION fee offset, lower investment income, and reversal of prior period incentive fee due to lower than par realization on certain PIK investments. The decrease in management and performance-based incentive fees was partially offset by an increase of $5.4 million in interest and other debt expenses, primarily due to the issuance of the 2025 Notes in March 2015, which increased the total annualized cost of debt from 4.88% for the nine months ended December 31, 2014 to 5.68% for the nine months ended December 31, 2015. The increase in interest expense related to the 2025 Notes was partially offset by decreased utilization of the Senior Secured Facility and the repayment of the Senior Secured Notes in October 2015, which decreased the average debt outstanding from $1.58 billion during the nine months ended December 31, 2014 to $1.48 billion during the nine months ended December 31, 2015.

Net Realized Gains (Losses)
For the three months ended December 31, 2015 as compared to the three months ended December 31, 2014
During the three months ended December 31, 2015, we recognized gross realized gains of $5.4 million and gross realized losses of $14.7 million, resulting in net realized losses of $9.3 million. Significant realized gains (losses) for the three months ended December 31, 2015 are summarized below:

(in millions)	Net Realized Gain (Loss)
Fidji Luxco (BC) S.C.A.	$3.6
Explorer Coinvest, LLC	1.2
AMP Solar (UK) Limited	(1.6)
American Energy - Woodford LLC/AEW Finance Corp	(2.2)
CA Holding, Inc. (Collect America, Ltd.)	(3.7)
Caza Petroleum Inc.	(4.8)
During the three months ended December 31, 2014, we recognized gross realized gains of $15.9 million and gross realized losses of $17.3 million, resulting in net realized losses of $1.4 million. Significant realized gains (losses) for the three months ended December 31, 2014 are summarized below:

(in millions)	Net Realized Gain (Loss)
First Data Corp.	$5.6
RC Coinvestment, LLC	5.0
inVentiv Health, Inc.	(5.6)
Walter Energy, Inc.	(7.8)
For the nine months ended December 31, 2015 as compared to the nine months ended December 31, 2014
During the nine months ended December 31, 2015, we recognized gross realized gains of $14.4 million and gross realized losses of $134.8 million, resulting in net realized losses of $120.4 million. Significant realized gains (losses) for the nine months ended December 31, 2015 are summarized below:

(in millions)	Net Realized Gain (Loss)
Venoco, Inc.	$(7.1)
BCA Osprey II Limited (British Car Auctions)	(7.4)
PetroBakken Energy Ltd.	(9.0)
Denver Parent Corp. (Venoco)	(9.1)
Artsonig Pty Ltd	(21.7)
Molycorp, Inc.	(22.1)
PlayPower Holdings, Inc.	(39.7)
During the nine months ended December 31, 2014, we recognized gross realized gains of $37.8 million and gross realized losses of $41.0 million, resulting in net realized losses of $3.2 million. Significant realized gains (losses) for the nine months ended December 31, 2014 are summarized below:

(in millions)	Net Realized Gain (Loss)
Aventine Renewable Energy Holdings, Inc.	$11.6
First Data Corp.	7.5
Walter Energy, Inc.	(8.6)
inVentiv Health, Inc.	(9.4)
Altegrity Holding Corp.	(13.8)

Net Change in Unrealized Gains (Losses)
For the three months ended December 31, 2015 as compared to the three months ended December 31, 2014
During the three months ended December 31, 2015, we recognized gross unrealized gains of $43.9 million and gross unrealized losses of $108.5 million, resulting in net unrealized losses of $64.6 million. Significant unrealized gains (losses) for the three months ended December 31, 2015 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Renewable Funding Group, Inc.	$8.4
Golden Bear Warehouse LLC	6.4
Venoco, Inc.	(5.8)
Aveta, Inc.	(7.6)
Magnetation, LLC	(9.8)
Osage Exploration & Development, Inc.	(10.0)
Spotted Hawk Development, LLC	(13.1)
During the three months ended December 31, 2014, we recognized gross unrealized gains of $51.1 million and gross unrealized losses of $125.8 million, resulting in net unrealized losses of $74.7 million. Significant unrealized gains (losses) for the three months ended December 31, 2014 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Generation Brands Holdings, Inc.	$10.9
Playpower Holdings, Inc.	7.0
inVentiv Health, Inc.	5.7
RC Coinvestment, LLC	(4.8)
Gryphon Colleges Corp. (Delta Educational Systems, Inc.)	(5.8)
First Data Corp.	(6.2)
Molycorp, Inc.	(6.8)
PetroBakken Energy Ltd.	(10.7)
Magnetation, LLC	(12.4)
Venoco, Inc.	(20.0)
For the nine months ended December 31, 2015 as compared to the nine months ended December 31, 2014
During the nine months ended December 31, 2015, we recognized gross unrealized gains of $156.0 million and gross unrealized losses of $205.4 million, resulting in net unrealized losses of $49.4 million. Significant unrealized gains (losses) for the nine months ended December 31, 2015 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
PlayPower Holdings, Inc.	$21.8
Molycorp, Inc.	20.4
Renewable Funding Group, Inc.	17.7
Merx Aviation Finance, LLC	16.0
Spotted Hawk Development, LLC	(16.7)
SquareTwo Financial Corp.	(17.8)
Magnetation, LLC	(17.9)
Miller Energy Resources, Inc.	(19.2)
Osage Exploration & Development, Inc.	(19.4)

During the nine months ended December 31, 2014, we recognized gross unrealized gains of $128.5 million and gross unrealized losses of $214.1 million, resulting in net unrealized losses of $85.6 million. Significant unrealized gains (losses) for the nine months ended December 31, 2014 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Generation Brands Holdings, Inc.	$23.1
Playpower Holdings, Inc.	20.7
First Data Corp.	(11.2)
PetroBakken Energy Ltd.	(12.4)
Walter Energy, Inc.	(12.6)
Magnetation, LLC	(15.3)
LVI Services, Inc.	(17.9)
Molycorp, Inc.	(21.7)
Venoco, Inc.	(24.6)
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
Cash Equivalents
We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. (See Note 2 within the Notes to Financial Statements.) At the end of each fiscal quarter, we consider taking proactive steps utilizing cash equivalents with the objective of enhancing our investment flexibility during the following quarter, pursuant to Section 55 of the 1940 Act. More specifically, we may purchase U.S. Treasury bills from time-to-time on the last business day of the quarter and typically close out that position on the following business day, settling the sale transaction on a net cash basis with the purchase, subsequent to quarter end. Apollo Investment may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our Senior Secured Facility, as we deem appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. There were no cash equivalents held as of December 31, 2015.
Debt
See Note 6 and Note 7 within the Notes to Financial Statements for information on the Company’s debt and public offerings.
The following table shows the contractual maturities of our debt obligations as of December 31, 2015:

	Payments due by Period
(in millions)*	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$495.2	$—	$—	$495.2	$—
Senior Secured Notes (Series A)	29.0	29.0	—	—	—
Senior Secured Notes (Series B)	16.0	—	16.0	—	—
2042 Notes	150.0	—	—	—	150.0
2043 Notes	150.0	—	—	—	150.0
2025 Notes	344.6	—	—	—	344.6
Convertible Notes	200.0	200.0	—	—	—
Total Debt Obligations	$1,384.7	$229.0	$16.0	$495.2	$644.6
____________________

*	Totals may not foot due to rounding.

(1)
As of December 31, 2015, aggregate lender commitments under the Senior Secured Facility totaled $1.31 billion and $0.80 billion of unused capacity. As of December 31, 2015, there were $16.3 million of letters of credit issued under the Senior Secured Facility that were not recorded as liabilities on the Company’s Statement of Assets and Liabilities.

On April 24, 2015, the Company amended and restated the Senior Secured Facility. The amendment increased the lenders’ commitments to $1.31 billion, extended the final maturity date to April 24, 2020, and allows the Company to seek additional commitments from new and existing lenders in the future, up to an aggregate facility size not to exceed $1.97 billion. In addition, the stated interest rate on the facility was changed from LIBOR plus 2.00% to a formula-based calculation, based on a minimum borrowing base, resulting in a stated interest rate of either LIBOR plus 1.75%, or LIBOR plus 2.00%. As of December 31, 2015, the stated interest rate on the facility is LIBOR plus 2.00%. Commencing May 24, 2019, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the Senior Secured Facility as of April 24, 2019.
Shareholders’ Equity
On August 6, 2015, the Company adopted a plan for the purpose of repurchasing up to $50 million of its common stock in accordance with applicable rules specified in the Securities Exchange Act of 1934 (the “Exchange Act”) (the “August Repurchase Plan”). Since adopting the August Repurchase Plan, the Company has repurchased the full amount authorized by the board of directors under such plan.
On December 14, 2015, the board of directors approved a new plan to acquire up to an additional $50 million of its common stock in accordance with applicable rules specified in the Exchange Act (the “Current Repurchase Plan,” and together with the August Repurchase Plan, the “Repurchase Plans”). The Current Repurchase Plan is designed to allow the Company to repurchase its shares both during its open window periods and at times when it otherwise might be prevented from doing so under applicable insider trading laws or because of self-imposed trading blackout periods. A broker selected by the Company will have the authority under the terms and limitations specified in an agreement with the Company to repurchase shares on the Company’s behalf in accordance with the terms of the Current Repurchase Plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the Current Repurchase Plan. Pursuant to the Current Repurchase Plan, the Company may from time to time repurchase a portion of its shares of common stock and the Company is hereby notifying shareholders of its intention as required by applicable securities laws.
On September 15, 2015 and December 16, 2015, the Company allocated $5 million and $10 million, respectively, to be repurchased under the August Repurchase Plan and the Current Repurchase Plan, respectively, in accordance with SEC Rule 10b5-1 (the “10b5-1 Repurchase Plans”).
Under the Repurchase Plans and 10b5-1 Repurchase Plans (the “Plans”), the Company repurchased 8,572,729 shares at a weighted average price per share of $6.12, inclusive of commissions. This represents a discount of approximately 21.58% of the average net asset value per share for the nine months ended December 31, 2015. Since the inception of the Plans to December 31, 2015, the total dollar amount of shares repurchased is $52.4 million.
During the period from January 1, 2016 through February 8, 2016, the Company repurchased 2,012,126 shares at a weighted average price per share of $4.97, inclusive of commissions, for a total cost of $10.0 million, leaving a maximum of $37.6 million available for future purchases under the Current Repurchase Plan.
Distributions
Distributions paid to shareholders for the three and nine months ended December 31, 2015 totaled $46.9 million ($0.20 per share) and $141.5 million ($0.60 per share), respectively. Distributions paid to shareholders for the three and nine months ended December 31, 2014 totaled $47.3 million ($0.20 per share) and $142.0 million ($0.60 per share), respectively. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to shareholders through December 31, 2015 may include return of capital, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ending March 31, 2016. Tax characteristics of all distributions will be reported to shareholders on Form 1099 after the end of the calendar year. Our quarterly distributions, if any, will be determined by our board of directors.
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
PIK Income
For the three and nine months ended December 31, 2015, PIK income totaled $10.2 million and $31.6 million, respectively, on total investment income of $94.3 million and $294.4 million, respectively. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders annually in the form of dividends, even though the Company has not yet collected the cash. See Note 5 within the Notes to the Financial Statements for more information on the Company’s PIK income.
Related Party Transactions
See Note 3 within the Notes to the Financial Statements for information on the Company’s related party transactions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates. During the three and nine months ended December 31, 2015, many of the loans in our portfolio had floating interest rates. These loans are usually based on floating LIBOR and typically have durations of one to twelve months after which they reset to current market interest rates. The Company also has a Senior Secured Facility that is based on floating LIBOR rates.
The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of December 31, 2015, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income		Net Investment Income Per Share
Up 400 basis points	$20.8	million	$0.091
Up 300 basis points	$14.0	million	$0.062
Up 200 basis points	$7.2	million	$0.032
Up 100 basis points	$0.5	million	$0.002
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
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2015 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b) Changes in Internal Controls Over Financial Reporting
Management has not identified any change in the Company’s internal control over financing reporting that occurred during the third fiscal quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2015, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
On August 6, 2015, the Company adopted a plan for the purpose of repurchasing up to $50 million of its common stock in accordance with applicable rules specified in the Securities Exchange Act of 1934 (the “Exchange Act”) (the “August Repurchase Plan”). Since adopting the August Repurchase Plan, the Company has repurchased the full amount authorized by the board of directors under such plan.
On December 14, 2015, the board of directors approved a new plan to acquire up to an additional $50 million of its common stock in accordance with applicable rules specified in the Exchange Act (the “Current Repurchase Plan,” and together with the August Repurchase Plan, the “Repurchase Plans”). The Current Repurchase Plan is designed to allow the Company to repurchase its shares both during its open window periods and at times when it otherwise might be prevented from doing so under applicable insider trading laws or because of self-imposed trading blackout periods. A broker selected by the Company will have the authority under the terms and limitations specified in an agreement with the Company to repurchase shares on the Company’s behalf in accordance with the terms of the Current Repurchase Plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the Current Repurchase Plan. Pursuant to the Current Repurchase Plan, the Company may from time to time repurchase a portion of its shares of common stock and the Company is hereby notifying shareholders of its intention as required by applicable securities laws.
On September 15, 2015 and December 16, 2015, the Company allocated $5 million and $10 million, respectively, to be repurchased under the August Repurchase Plan and the Current Repurchase Plan, respectively, in accordance with SEC Rule 10b5-1 (the “10b5-1 Repurchase Plans”).
Under the Repurchase Plans and 10b5-1 Repurchase Plans (the “Plans”), the Company repurchased 8,572,729 shares at a weighted average price per share of $6.12, inclusive of commissions. This represents a discount of approximately 21.58% of the average net asset value per share for the nine months ended December 31, 2015. Since the inception of the Plans to December 31, 2015, the total dollar amount of shares repurchased is $52.4 million.

The following table presents information with respect to the Company’s purchases of its common stock during the nine months ended December 31, 2015:

Period*	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans
August 12, 2015 through August 31, 2015	1,530,000	$6.57	1,530,000	$40.0	million
September 1, 2015 through September 25, 2015	1,810,400	$6.15	1,810,400	$28.8	million
November 6, 2015 through November 30, 2015	3,350,000	$6.03	3,350,000	$8.6	million
December 1, 2015 through December 16, 2015	1,882,329	$5.86	1,882,329	$47.6	million
Total	8,572,729	$6.12	8,572,729
* Represents actual transaction dates within each month that there were share repurchase transactions.
During the period from January 1, 2016 through February 8, 2016, the Company repurchased 2,012,126 shares at a weighted average price per share of $4.97, inclusive of commissions, for a total cost of $10.0 million, leaving a maximum of $37.6 million available for future purchases under the Current Repurchase Plan.
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

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
_________________

*	Filed herewith.

(1)	Incorporated by reference from the Registrant’s post-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on August 14, 2006.

(2)	Incorporated by reference from the Registrant’s Form 10-K, filed on May 19, 2015.

(3)	Incorporated by reference from the Registrant’s Form 8-K, filed on April 30, 2015.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 9, 2016.

APOLLO INVESTMENT CORPORATION

By:	/s/ JAMES C. ZELTER
James C. Zelter
Chief Executive Officer

By:	/s/ GREGORY W. HUNT
Gregory W. Hunt
Chief Financial Officer and Treasurer