Form 10-K
period 2016-03-31
APOLLO INVESTMENT CORP
filed 2016-05-19
CIK 1278752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2016
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 814-00646
APOLLO INVESTMENT CORPORATION
(Exact name of Registrant as specified in its charter)

Maryland	52-2439556
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9 West 57th Street 37th Floor New York, New York	10019
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 515-3450
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	NASDAQ Global Select Market
6.625% Senior Notes due 2042	New York Stock Exchange
6.875% Senior Notes due 2043	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes ☐  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant as of September 30, 2015 was $1.24 billion (based on the closing sale price of the Registrant’s Common Stock on that date as reported on the NASDAQ Global Select Market). For the purposes of calculating this amount only, all executive officers and Directors are “affiliates” of the Registrant.
As of May 19, 2016, there were 226,156,496 shares of the Registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on August 4, 2016 are incorporated by reference in Part III of this Form 10-K.

APOLLO INVESTMENT CORPORATION

PART I
Item 1. Business
In this report, the terms the “Company,” “Apollo Investment,” “AIC,” “we,” “us” and “our” refer to Apollo Investment Corporation, unless the context specifically states otherwise.
General
Apollo Investment Corporation, a Maryland corporation organized on February 2, 2004, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We commenced operations on April 8, 2004 upon completion of our initial public offering that raised $870 million in net proceeds from selling 62 million shares of common stock at a price of $15.00 per share. Since then, and through March 31, 2016, we have raised approximately $2.21 billion in net proceeds from additional offerings of common stock and we have repurchased common stock for $62.4 million.
Our investment objective is to generate current income and capital appreciation. We invest primarily in various forms of debt investments, including secured and unsecured debt, loan investments and/or equity in private middle-market companies. We may also invest in the securities of public companies and in structured products and other investments such as collateralized loan obligations (“CLOs”) and credit-linked notes (“CLNs”). A CLO is a form of securitization in which the cash flows of a portfolio of loans are pooled and passed on to different classes of owners in various tranches. A CLN is a note where the payment of principal and/or interest is based on the performance of one or more debt obligations. CLNs are not securitizations.
Our portfolio is comprised primarily of investments in debt, including secured and unsecured debt of private middle-market companies that, in the case of senior secured loans, generally are not broadly syndicated and whose aggregate tranche size is typically less than $250 million. Our portfolio also includes equity interests such as common stock, preferred stock, warrants or options. In this Form 10-K, we use the term “middle-market” to refer to companies with annual revenues between $50 million and $2 billion. While we primarily invest in investments in U.S. secured and unsecured loans, other debt securities and equity, we may also invest a portion of the portfolio in other investment opportunities, including foreign securities and structured products. Most of the debt instruments we invest in are unrated or rated below investment grade, which is often an indication of size, credit worthiness and speculative nature relative to the capacity of the borrower to pay interest and principal.
During the year ended March 31, 2016, we invested $1.1 billion across 22 new and 35 existing portfolio companies primarily through a combination of primary and secondary debt investments. This compares to $2.2 billion across 60 new and 47 existing portfolio companies during the year ended March 31, 2015. Investments sold or repaid during the year ended March 31, 2016 totaled $1.3 billion versus $2.3 billion during the year ended March 31, 2015. The weighted average yields on our secured debt portfolio, unsecured debt portfolio and total debt portfolio as of March 31, 2016 at our current cost basis were 11.0%, 10.7% and 11.0%, respectively. As of March 31, 2015, the yields were 11.2%, 10.9% and 11.2%, respectively. The portfolio yields may be higher than an investor’s yield on an investment in us due to sales load and other expenses. For the year ended March 31, 2016, the total return based on the change in market price per share and taking into account dividends and distributions, if any, reinvested in accordance with the dividend reinvestment plan was (17.5)% versus 1.9% for the year ended March 31, 2015. Such returns do not reflect any sales load that shareholders may have paid in connection with their purchase of shares of our common stock.
As of March 31, 2016, our portfolio consisted of 89 portfolio companies and was invested 65% in secured debt, 9% in unsecured debt, 11% in structured products and other, 3% in preferred equity, and 12% in common equity/interests and warrants measured at fair value versus 105 portfolio companies invested 60% in secured debt, 14% in unsecured debt, 11% in structured products and other, 5% in preferred equity, and 10% in common equity/interests and warrants as of March 31, 2015.
Since the initial public offering of Apollo Investment in April 2004 and through March 31, 2016, invested capital totaled $16.4 billion in 371 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 100 different financial sponsors.
As of March 31, 2016, 47% or $1.1 billion of our income-bearing investment portfolio is fixed rate debt and 53% or $1.2 billion is floating rate debt, measured at fair value. On a cost basis, 47% or $1.1 billion of our income-bearing investment portfolio is fixed rate debt and 53% or $1.3 billion is floating rate debt. As of March 31, 2015, 48% or $1.3 billion of our income-bearing investment portfolio was fixed rate debt and 52% or $1.4 billion was floating rate debt, measured at fair value. On a cost basis, 50% or $1.4 billion of our income-bearing investment portfolio was fixed rate debt and 50% or $1.4 billion was floating rate debt.

Apollo Investment Management, L.P.
Apollo Investment Management, L.P. (the “Investment Adviser” or “AIM”) is our investment adviser and an affiliate of Apollo Global Management, LLC and its consolidated subsidiaries (“AGM”). The Investment Adviser, subject to the overall supervision of our Board of Directors, manages the day-to-day operations of, and provides investment advisory services to the Company. AGM and other affiliates manage other funds that may have investment mandates that are similar, in whole or in part, with ours. AIM and its affiliates may determine that an investment is appropriate both for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, AIM may determine that we should invest on a side-by-side basis with one or more other funds. We make all such investments subject to compliance with applicable regulations and interpretations, and our allocation procedures. Certain types of negotiated co-investments may be made only in accordance with the terms of the exemptive order we received from the Securities and Exchange Commission (“SEC”) permitting us to do so.
AIM is led by John Hannan, James Zelter and Edward Goldthorpe. Potential investment and disposition opportunities are generally approved by one or more committees composed of personnel across AGM including Mr. Zelter and Mr. Goldthorpe, and/or Mr. Zelter or Mr. Goldthorpe depending on the underlying investment type and/or the amount of such investment. The composition of such committees and the overall approval process for the Company’s investments may change from time to time. AIM draws upon AGM’s more than 25 year history and benefits from the broader firm’s significant capital markets, trading and research expertise developed through investments in many core sectors in over 200 companies since inception.
Apollo Investment Administration, LLC
Apollo Investment Administration, LLC (the “Administrator” or “AIA”), an affiliate of AGM, provides, among other things, administrative services and facilities for the Company. In addition to furnishing us with office facilities, equipment, and clerical, bookkeeping and recordkeeping services, AIA also oversees our financial records as well as prepares our reports to shareholders and reports filed with the SEC. AIA also performs the calculation and publication of our net asset value, the payment of our expenses and oversees the performance of various third-party service providers and the preparation and filing of our tax returns. Furthermore, AIA provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance.
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
As a BDC, we are required to comply with certain regulatory requirements. Also, while we are permitted to finance investments using debt, our ability to use debt is limited in certain significant respects (see “Item 1A. Risk Factors”). We have elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code.
Investments
Apollo Investment seeks to create a portfolio that includes primarily debt investments including secured loans and unsecured loans and, to a lesser extent, equity investments by investing, on an individual portfolio company basis, approximately $20 million to $250 million of capital, on average, in the securities of middle-market companies, as well as structured products such as CLOs and CLNs. The average investment size will vary as the size of our capital base varies. Our target portfolio consists primarily of long-term secured debt, as well as unsecured and mezzanine positions of private middle-market companies. Structurally, unsecured and mezzanine debt usually ranks subordinate in priority of payment to senior debt, such as bank debt, and is characterized as unsecured. As such, other creditors may rank senior to us in the event of an insolvency.
However, unsecured and mezzanine debt ranks senior to common and preferred equity in a borrowers’ capital structure. Unsecured and mezzanine debt may have a fixed or floating interest rate. Additional income can be generated from upfront fees, call protections including call premiums, equity co-investments or warrants. We may also invest in debt and equity positions of structured products, such as CLOs and CLNs. A CLO is a form of securitization in which the cash flows of a portfolio of loans are pooled and passed on to different classes of owners in various tranches. A CLN is a note where the payment of principal and/or interest is based on the performance of one or more debt obligations. CLNs are not securitizations.

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
As a result of the amendment of our senior secured credit facility on April 24, 2015, the industry classifications were updated in the Schedule of Investments as of March 31, 2016. The following is a representative list of the industries in which we have invested as of March 31, 2016:

•	Aerospace & Defense

•	Aviation and Consumer Transport

•	Broadcasting & Subscription

•	Business Services

•	Chemicals, Plastics & Rubber

•	Consumer Goods – Durable

•	Consumer Services

•	Containers, Packaging & Glass

•	Diversified Investment Vehicles, Banking, Finance, Real Estate

•	Education

•	Energy – Electricity

•	Energy – Oil & Gas

•	Environmental Industries

•	Food & Grocery

•	Healthcare & Pharmaceuticals

•	High Tech Industries

•	Hotel, Gaming, Leisure, Restaurants

•	Insurance

•	Manufacturing, Capital Equipment

•	Media – Diversified & Production

•	Metals & Mining

•	Retail

•	Telecommunications

•	Transportation – Cargo, Distribution

•	Utilities – Electric

We may also invest in other industries if we are presented with attractive opportunities. In an effort to increase our returns and the number of investments that we can make, we may in the future seek to securitize our debt investments. To the extent we elect to include higher quality portfolio holdings in the securitization vehicle and retain lower quality holdings in our portfolio, investing in our shares may be riskier. To securitize debt investments, we may create a wholly owned subsidiary and contribute a pool of loans to the subsidiary. We may sell debt of or interests in the subsidiary on a non-recourse basis to purchasers whom we would expect to be willing to accept a lower interest rate to invest in investment-grade securities. We may use the proceeds of such sales to reduce indebtedness or to fund additional investments. We may also invest through special purpose entities or other arrangements, including total return swaps and repurchase agreements, in order to obtain non-recourse financing or for other purposes.
We may invest, to the extent permitted by law, in the securities and instruments of other investment companies and in private funds. We may also co-invest on a concurrent basis with affiliates of ours, subject to compliance with applicable regulations and our allocation procedures. Certain types of negotiated co-investments may be made only in accordance with the terms of the exemptive order we received from the SEC permitting us to do so. On March 29, 2016, we received an exemptive order from the SEC (the “Order”) permitting us greater flexibility to negotiate the terms of co-investment transactions with certain of our affiliates, including investment funds managed by AIM or its affiliates, subject to the conditions included therein. Under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our board of directors approved criteria. In certain situations where co-investment with one or more funds managed by AIM or its affiliates is not covered by the Order, the personnel of AIM or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. The Order is subject to certain terms and conditions so there can be no assurance that we will be permitted to co-invest with certain of our affiliates other than in the circumstances currently permitted by regulatory guidance and the Order.
The following table summarizes our top ten portfolio companies and industries based on fair value as of March 31, 2016:

Portfolio Company	% of Portfolio	Industry	% of Portfolio
Merx Aviation Finance, LLC	17.0%	Aviation and Consumer Transport	17.0%
Solarplicity Group Limited	5.8%	Business Services	16.1%
U.S. Security Associates Holdings, Inc.	4.7%	Diversified Investment Vehicles, Banking, Finance, Real Estate	12.4%
MSEA Tankers LLC	2.9%	Energy – Oil & Gas	11.9%
Canacol Energy Ltd.	2.4%	Transportation – Cargo, Distribution	9.4%
Spotted Hawk Development, LLC	2.2%	Energy – Electricity	7.0%
Maxus Capital Carbon SPE I, LLC	2.0%	High Tech Industries	5.4%
Generation Brands Holdings, Inc.	2.0%	Consumer Goods – Durable	2.9%
Skyline Data, News and Analytics LLC (Dodge)	1.9%	Chemicals, Plastics & Rubber	2.5%
UniTek Global Services Inc.	1.9%	Hotel, Gaming, Leisure, Restaurants	2.4%
The following table summarizes our top ten portfolio companies and industries based on fair value as of March 31, 2015:

Portfolio Company	% of Portfolio	Industry	% of Portfolio
Merx Aviation Finance, LLC	15.4%	Business Services	15.6%
U.S. Security Associates Holdings, Inc.	4.1%	Aviation	15.4%
PlayPower Holdings, Inc.	3.4%	Oil and Gas	13.9%
Miller Energy Resources, Inc.	2.5%	Diversified Investment Vehicle	9.6%
Spotted Hawk Development, LLC	2.4%	Financial Services	4.0%
Golden Hill CLO I, LLC	2.2%	Chemicals	3.8%
Maxus Capital Carbon SPE I, LLC	2.2%	Leisure	3.4%
AMP Solar (UK) Limited	1.9%	Utilities	3.0%
Skyline Data, News and Analytics LLC (Dodge)	1.9%	Aerospace and Defense	2.9%
My Alarm Center, LLC	1.8%	Distribution	2.9%

The following table shows the composition of our investment portfolio by geographic region as of March 31, 2016 and March 31, 2015, measured at fair value:

Geographic Region	% of Portfolio as of March 31, 2016	% of Portfolio as of March 31, 2015
North America	88.3%	89.8%
Western Europe	9.6%	7.3%
Cayman Islands	1.9%	1.9%
Australia	0.2%	1.0%
	100.0%	100.0%
Investment Selection and Due Diligence
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
Upon the completion of due diligence and a decision to seek approval for an investment in a company, the professionals leading the proposed investment generally present the investment opportunity to and seek approval in accordance with our investment approval process. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys and accountants prior to the closing of the investment, as well as other outside advisers, as appropriate.
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
Valuation Process
The following is a description of the steps we take each quarter to determine the value of our portfolio. Our portfolio of investments is recorded at fair value as determined in good faith by or under the direction of our Board of Directors pursuant to a written valuation policy and a consistently applied valuation process utilizing the input of our Investment Adviser, independent valuation firms, third party pricing services and the Audit Committee of the Board of Directors. Since this process necessarily involves the use of judgment and the engagement of independent valuation firms, there is no certainty as to the value of our portfolio investments. Investments for which market quotations are readily available are recorded in our financial statements at such market quotations if they are deemed to represent fair value. Market quotations may be deemed not to represent fair value where AIM believes that facts and circumstances applicable to an issuer, a seller or purchaser or the market for a particular security causes current market quotes not to reflect the fair value of the security, among other reasons. Examples of these events could include cases in which material events are announced after the close of the market on which a security is primarily traded, when a security trades infrequently causing a quoted purchase or sale price to become stale or in the event of a “fire sale” by a distressed seller.
With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, our Board of Directors has approved a multi-step valuation process each quarter, as described below:

1.	Our quarterly valuation process begins with each investment being initially valued by the investment professionals of our Investment Adviser who are responsible for the portfolio company.

2.	Preliminary valuation conclusions are then documented and discussed with senior management of our Investment Adviser.

3.
Independent valuation firms are engaged by our Board of Directors to conduct independent appraisals by reviewing our Investment Adviser’s preliminary valuations and then making their own independent assessment.

4.
The Audit Committee of the Board of Directors reviews the preliminary valuation of our Investment Adviser and the valuation prepared by the independent valuation firms and responds, if warranted, to the valuation recommendation of the independent valuation firms.

5.
The Board of Directors discusses valuations and determines in good faith the fair value of each investment in our portfolio based on the input of our Investment Adviser, the applicable independent valuation firm, and the Audit Committee of the Board of Directors.

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
AIM monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, AIM reviews these investment ratings on a quarterly basis, and the Audit Committee of the Board of Directors monitors such ratings. It is possible that the grade of certain of these portfolio investments may be reduced or increased over time.
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
Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•
Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the “1934 Act”), our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports.

•	Pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures.

•	Pursuant to Rule 13a-15 of the 1934 Act, our management must prepare a report regarding its assessment of our internal control over financial reporting.

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
Available Information
You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549, on official business days during the hours of 10:00 am to 3:00 pm. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.
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

Item 1A. Risk Factors
Investing in Apollo Investment involves a number of significant risks relating to the current environment, our business and structure, our investments, issuance of our preferred stock, and an investment in our common stock. As a result, there can be no assurance that we will achieve our investment objective. You should carefully consider the risks described below, together with all of the other information included in this report, before you decide whether to invest in Apollo Investment. The risks set forth below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and/or operating results.
Risks Relating to the Current Environment
Rising interest rates may adversely affect the value of our portfolio investments which could have an adverse effect on our business, financial condition and results of operations.
Our debt investments may be based on floating rates, such as the London Interbank Offered Rate (“LIBOR”), the Euro Interbank Offered Rate (“EURIBOR”), the federal funds rate or the prime rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high-yield bonds, and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.
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
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our Board of Directors. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation, which reduces our net asset value. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse impact on our business, financial condition and results of operations.
Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.
From time to time, capital markets may experience periods of disruption and instability. For example, between 2007 and 2009, the global capital markets experienced an extended period of disruption as evidenced by a lack of liquidity in the debt capital markets, write-offs in the financial services sector, the re-pricing of credit risk and the failure of certain major financial institutions. Despite actions of the United States, federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While market conditions have largely recovered from the events of 2008 and 2009, there have been continuing periods of volatility, some lasting longer than others. For example, in the latter half of 2015 and continuing through the date of this annual report, economic uncertainty and market volatility in China and geopolitical unrest in the Middle East, combined with continued volatility of oil prices, among other factors, have caused disruption in the capital markets, including the markets in which we participate. There can be no assurance that these market conditions will not continue or worsen in the future. During such market disruptions, we may have difficulty raising debt or equity capital especially as a result of regulatory constraints.

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
Uncertainty about the financial stability of the United States and of several countries in the European Union (“EU”) and China could have a significant adverse effect on our business, financial condition and results of operations.
Due to federal budget deficit concerns, S&P downgraded the federal government’s credit rating from AAA to AA+ for the first time in history on August 5, 2011. Further, Moody’s and Fitch had warned that they may downgrade the federal government’s credit rating. Further downgrades or warnings by S&P or other rating agencies, and the United States government’s credit and deficit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock.
In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these nations to continue to service their sovereign debt obligations. While the financial stability of such countries has improved significantly, risks resulting from any future debt crisis in Europe or any similar crisis could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European financial institutions. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be adversely affected.
In October 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. It is unclear what effect, if any, the conclusion of the Federal Reserve’s bond-buying program will have on the value of our investments. However, it is possible that, without quantitative easing by the Federal Reserve, these developments, along with the United States government’s credit and deficit concerns and the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Additionally, in January 2015, the Federal Reserve reaffirmed its view that the current target range for the federal funds rate was appropriate based on current economic conditions. However, if key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.
In the second quarter of 2015, stock prices in China experienced a significant drop, resulting primarily from continued sell-off of shares trading in Chinese markets. In August 2015, Chinese authorities sharply devalued China’s currency. The volatility has been followed by volatility in stock markets around the world, including in the United States, as well as increased turbulence in commodity markets, such as reductions in prices of crude oil. Continued sell-off and price drops in the Chinese stock markets may have a contagion effect across the financial markets. These market and economic disruptions affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business.

If AIC can no longer satisfy the conditions of Letter 12-40 (as defined below) issued by the Commodity Futures Trading Commission (the “CFTC”), AIC and AIM could be subject to additional regulatory requirements.
AIM has claimed relief available under a no-action letter (“Letter 12-40”) issued by the staff of the CFTC. Letter 12-40 relieves AIM from registering with the CFTC as the commodity pool operator (“CPO”) of AIC, provided that AIC (i) continues to be regulated by the SEC as a BDC, (ii) allocates no more than a designated percentage of its liquidation value to futures contracts, certain swap contracts and certain other derivative instruments that are within the jurisdiction of the Commodity Exchange Act (collectively, “CEA-regulated products”), and (iii) is not marketed to the public as a commodity pool or as a vehicle for trading in CEA-regulated products. If AIC can no longer satisfy the conditions of Letter 12-40, AIM could be subject to the CFTC’s CPO registration requirements, and the disclosure and operations of AIC would need to comply with all applicable regulations governing commodity pools and CPOs. If AIM were required to register as a CPO, it would also be required to become a member of the National Futures Association (“NFA”) and be subject to the NFA’s rules and bylaws. Compliance with these additional registration and regulatory requirements may increase AIM’s operating expenses, which, in turn, could result in AIC’s investors being charged additional fees.
The continued uncertainty relating to the sustainability and pace of economic recovery in the U.S. and globally could have a negative impact on our business.
Apollo Investment’s business is directly influenced by the economic cycle, and could be negatively impacted by a downturn in economic activity in the U.S. as well as globally. Fiscal and monetary actions taken by U.S. and non-U.S. government and regulatory authorities could have a material adverse impact on our business. To the extent uncertainty regarding the U.S. or global economy negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be adversely affected. Moreover, Federal Reserve policy, including with respect to certain interest rates and the decision to end its quantitative easing policy, may also adversely affect the value, volatility and liquidity of dividend and interest paying securities. Market volatility, rising interest rates and/or a return to unfavorable economic conditions could adversely affect our business.
Risks Relating to our Business and Structure
We may suffer credit losses.
Investment in small and middle-market companies is highly speculative and involves a high degree of risk of credit loss. These risks are likely to increase during volatile economic periods, as the U.S. and many other economies have experienced. See “Risks Relating to our Investments.”
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
We will be subject to corporate-level income tax if we are unable to maintain our status as a RIC.
To maintain our RIC status under the Code, we must meet certain source-of-income, asset diversification and annual distribution requirements. The annual distribution requirement for a RIC generally is satisfied if we distribute at least 90% of our “investment company taxable income” (generally, our ordinary income and the excess, if any, of our net short-term capital gains over our net long-term capital losses), if any, to our shareholders on an annual basis. To the extent we use debt financing, we are subject to certain asset coverage ratio requirements and other financial covenants under loan and credit agreements, and could in some circumstances also become subject to such requirements under the 1940 Act, that could, under certain circumstances, restrict us from making distributions necessary to maintain our status as a RIC. If we are unable to obtain cash from other sources, we may fail to maintain our status as a RIC and, thus, may be subject to corporate-level income tax. To maintain our status as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments are in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to maintain our status as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate-level taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our shareholders.
To maintain our status as a RIC in a subsequent year, we would be required to distribute to our shareholders our earnings and profits attributable to non-RIC years. In addition, if we failed to maintain our status as a RIC for a period greater than two taxable years, then we would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of ten years, in order to qualify as a RIC in a subsequent year.

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
The incentive fee payable by us that relates to our net investment income is computed and paid on income that may include some interest that has been accrued but not yet received in cash. If a portfolio company defaults on a loan, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible. Consequently, while we may make incentive fee payments on income accruals that we may not collect in the future and with respect to which we do not have a formal clawback right against our Investment Adviser per se, the amount of accrued income written off in any period will reduce the income in the period in which such write-off was taken and thereby reduce such period’s incentive fee payment. For the period between April 1, 2012 and March 31, 2016, the portion of the incentive fee that is attributable to deferred interest, such as PIK income, will not be paid to AIM until the Company receives such deferred interest in cash. The accrual of incentive fees shall be reversed if such interest is reversed in connection with any write-off or similar treatment of the investment.
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
Regulations governing our operation as a BDC affect our ability to raise, and the way in which we raise, additional capital.
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
BDCs may issue and sell common stock at a price below net asset value per share only in limited circumstances, one of which is during the one-year period after shareholder approval. In the past, our shareholders have approved a plan so that during the subsequent 12 month period we could, in one or more public or private offerings of our common stock, sell or otherwise issue shares of our common stock at a price below the then current net asset value per share, subject to certain conditions including parameters on the level of permissible dilution, approval of the sale by a majority of our independent directors and a requirement that the sale price be not less than approximately the market price of the shares of our common stock at specified times, less the expenses of the sale. We may in the future seek to renew such authority on terms and conditions set forth in the corresponding proxy statement. There is no assurance such approvals will be obtained.
In the event we sell, or otherwise issue, shares of our common stock at a price below net asset value per share, existing shareholders will experience net asset value dilution and the investors who acquire shares in such offering may thereafter experience the same type of dilution from subsequent offerings at a discount. For example, if we sell an additional 10% of our common shares at a 5% discount from net asset value, a shareholder who does not participate in that offering for its proportionate interest will suffer net asset value dilution of up to 0.5% or $5 per $1,000 of net asset value.
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
We are exposed to increased risk of loss due to our use of debt to make investments. A decrease in the value of our investments will have a greater negative impact on the value of our common stock than if we did not use debt. Our ability to make distributions will be restricted if we fail to satisfy certain of our asset coverage ratios and other financial covenants and any amounts that we use to service our indebtedness are not available for distributions to our common shareholders.
The agreements governing certain of our debt instruments require us to comply with certain financial and operational covenants. These covenants require us to, among other things, maintain certain financial ratios, including asset coverage and minimum shareholders’ equity. As of March 31, 2016, we were in compliance with these covenants. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. In the event of deterioration in the capital markets and pricing levels subsequent to this period, net unrealized loss in our portfolio may increase in the future. Absent an amendment to our Senior Secured Facility (as defined below), continued unrealized loss in our investment portfolio could result in non-compliance with certain covenants.
Accordingly, there are no assurances that we will continue to comply with these covenants. Failure to comply with these covenants would result in a default which, if we were unable to obtain a waiver from the debt holders, could accelerate repayment under the instruments and thereby have a material adverse impact on our liquidity, financial condition, results of operations and ability to make distributions.
Our current and future debt securities are and may be governed by an indenture or other instrument containing covenants restricting our operating flexibility. We, and indirectly our shareholders, bear the cost of issuing and servicing such securities. Our currently outstanding convertible securities have, and any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock.
We fund a portion of our investments with borrowed money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.
Borrowings and other types of financing, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. Our lenders and debt holders have fixed dollar claims on our assets that are superior to the claims of our common shareholders or any preferred shareholders. If the value of our assets increases, then leveraging would cause the net asset value to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of consolidated interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our common shareholders. Leverage is generally considered a speculative investment technique.
We may in the future determine to fund a portion of our investments with preferred stock, which would magnify the potential for gain or loss and the risks of investing in us in the same way as our borrowings.
Preferred stock, which is another form of leverage, has the same risks to our common shareholders as borrowings because the dividends on any preferred stock we issue must be cumulative. Payment of such dividends and repayment of the liquidation preference of such preferred stock must take preference over any dividends or other payments to our common shareholders, and preferred shareholders are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference.
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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming no changes to our balance sheet as of March 31, 2016, a hypothetical one percent increase in LIBOR on our floating rate assets and liabilities would decrease our earnings by less than one cent per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2016, a hypothetical two percent increase in LIBOR on our floating rate assets and liabilities would increase our earnings by two cents per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2016, a hypothetical three percent increase in LIBOR on our floating rate assets and liabilities would increase our earnings by four cents per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2016, a hypothetical four percent increase in LIBOR on our floating rate assets and liabilities would increase our earnings by six cents per average share over the next twelve months. In addition, we believe that our interest rate matching strategy and our ability to hedge mitigates the effects any changes in interest rates may have on our investment income. Although management believes that this is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase or decrease in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.
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
A large percentage of our portfolio investments are not publicly traded. The fair value of these investments may not be readily determinable. We value these investments quarterly at fair value (based on ASC 820, its corresponding guidance and the principal markets in which these investments trade) as determined in good faith by or under the direction of our Board of Directors pursuant to a written valuation policy and a consistently applied valuation process utilizing the input of our Investment Adviser, independent valuation firms, third party pricing services and the Audit Committee of the Board of Directors. Our Board of Directors utilizes the services of independent valuation firms to aid it in determining the fair value of these investments. The types of factors that may be considered in fair value pricing of these investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to more liquid securities, indices and other market-related inputs, discounted cash flow, our principal market and other relevant factors. For these securities for which a quote is either not readily available or deemed not to represent fair value, we utilize independent valuation firms to assist with valuation of these Level 3 investments. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a readily available market for these investments existed and may differ materially from the amounts we realize on any disposition of such investments. Our net asset value could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon the disposal of such investments.

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
On March 29, 2016, we received an exemptive order from the SEC permitting us greater flexibility to negotiate the terms of co-investment transactions with certain of our affiliates, including investment funds managed by AIM or its affiliates, subject to the conditions included therein. Under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our board of directors approved criteria. In certain situations where co-investment with one or more funds managed by AIM or its affiliates is not covered by the Order, the personnel of AIM or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. The Order is subject to certain terms and conditions so there can be no assurance that we will be permitted to co-invest with certain of our affiliates other than in the circumstances currently permitted by regulatory guidance and the Order.

There are significant potential conflicts of interest which could adversely affect our investment returns.
Allocation of Personnel
Potential investment and disposition opportunities are generally approved by one or more investment committees composed of personnel across AGM including Mr. Zelter and/or Mr. Goldthorpe, depending on the underlying investment type and/or the amount of such investment. Our executive officers and directors, and the partners of our Investment Adviser, AIM, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our shareholders. Moreover, we note that, notwithstanding the difference in principal investment objectives between us and other AGM funds, such other AGM sponsored funds, including new affiliated potential pooled investment vehicles or managed accounts not yet established (whether managed or sponsored by AGM or AIM itself), have and may from time to time have overlapping investment objectives with us and, accordingly, invest in, whether principally or secondarily, asset classes similar to those targeted by us. To the extent such other investment vehicles have overlapping investment objectives, the scope of opportunities otherwise available to us may be adversely affected and/or reduced. As a result, certain partners of AIM may face conflicts in their time management and commitments as well as in the allocation of investment opportunities to other AGM funds. In addition, in the event such investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, AIM our desired investment portfolio may be adversely affected. Although AIM endeavors to allocate investment opportunities in a fair and equitable manner, it is possible that we may not be given the opportunity to participate in certain investments made by investment funds managed by AIM or investment managers affiliated with AIM.
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
Co-Investment Activity and Allocation of Investment Opportunities
AGM and its affiliated investment managers, including AIM, may determine that an investment is appropriate both for us and for one or more other funds. In such event, depending on the availability of such investment and other appropriate factors, AIM may determine that we should invest on a side-by-side basis with one or more other funds. We may make all such investments subject to compliance with applicable regulations and interpretations, and our allocation procedures. In certain circumstances, negotiated co-investments may be made only in accordance with the terms of the exemptive order we received from the SEC permitting us to do so. On March 29, 2016, we received an exemptive order from the SEC permitting us greater flexibility to negotiate the terms of co-investment transactions with certain of our affiliates, including investment funds managed by AIM or its affiliates, subject to the conditions included therein. The Order is subject to certain terms and conditions so there can be no assurance that we will be permitted to co-invest with certain of our affiliates other than in the circumstances currently permitted by regulatory guidance and the Order.
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
Fees and Expenses
In the course of our investing activities, we pay management and incentive fees to AIM, and reimburse AIM for certain expenses it incurs. As a result, investors in our common stock invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in, among other things, a lower rate of return than one might achieve through direct investments. As a result of this arrangement, there may be times when the management team of AIM has interests that differ from those of our common shareholders, giving rise to a conflict.
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

To the extent original issue discount (“OID”) and PIK interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.
Our investments may include OID and PIK interest arrangements, which represents contractual interest added to a loan balance and due at the end of such loan’s term. To the extent OID or PIK interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

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

•
OID and PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectibility of the deferred payments and the value of any associated collateral. OID and PIK income may also create uncertainty about the source of our cash distributions.

•
For accounting purposes, any cash distributions to shareholders representing OID and PIK income are not treated as coming from paid-in capital, even if the cash to pay them comes from offering proceeds. As a result, despite the fact that a distribution representing OID and PIK income could be paid out of amounts invested by our shareholders, the 1940 Act does not require that shareholders be given notice of this fact by reporting it as a return of capital.

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

We have also adopted other measures that may make it difficult for a third party to obtain control of us, including provisions of our charter classifying our Board of Directors in three classes serving staggered three-year terms, and provisions of our charter authorizing our Board of Directors to classify or reclassify shares of our stock in one or more classes or series, to cause the issuance of additional shares of our stock, and to amend our charter, without shareholder approval, to increase or decrease the number of shares of stock that we have authority to issue. These provisions, as well as other provisions of our charter and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our shareholders.
We may choose to pay dividends in our own common stock, in which case you may be required to pay federal income taxes in excess of the cash dividends you receive.
We may distribute taxable dividends that are payable in cash and shares of our common stock at the election of each shareholder. The Internal Revenue Service has issued private letter rulings on cash/stock dividends paid by RICs and real estate investment trusts where the cash component is limited to 20% of the total distribution if certain requirements are satisfied. Shareholders receiving such dividends will be required to include the full amount of the dividend (including the portion payable in stock) as ordinary income (or, in certain circumstances, long-term capital gain) to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, shareholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. shareholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to non-U.S. shareholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. In addition, if a significant number of our shareholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock. It is unclear whether and to what extent we will be able to pay taxable dividends in cash and common stock (whether pursuant to a private letter ruling or otherwise).
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, shareholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.
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
We may experience cyber security incidents and are subject to cyber security risks.
Our business operations rely upon secure information technology systems for data processing, storage and reporting. Despite careful security and controls design, implementation and updating, our information technology systems could become subject to cyber attacks. Cyber attacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through “hacking” or malicious software coding) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of service attacks on websites (i.e., efforts to make network services unavailable to intended users). Network, system, application and data breaches could result in operational disruptions or information misappropriation, which could have a material adverse effect on our business, results of operations and financial condition.
Cyber security failures or breaches by our Investment Adviser and other service providers (including, but not limited to, accountants, custodians, transfer agents and administrators), and the issuers of securities in which we invest, have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate its net asset value, impediments to trading, the inability of our shareholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, or additional compliance costs. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. While we have established a business continuity plan in the event of, and risk management systems to prevent, such cyber attacks, there are inherent limitations in such plans and systems including the possibility that certain risks have not been identified. Furthermore, we cannot control the cyber security plans and systems put in place by our service providers and issuers in which we invest. We and our shareholders could be negatively impacted as a result.

The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.
The occurrence of a disaster such as a cyber attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.
We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems could be subject to cyber attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, and/or regulatory penalties.
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
Our business is dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•	sudden electrical or telecommunications outages;

•	natural disasters such as earthquakes, tornadoes and hurricanes;

•	disease pandemics;

•	events arising from local or larger scale political or social matters, including terrorist acts; and

•	cyber attacks.
These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our shareholders.
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
Risks Relating to our Investments
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
We invest primarily in secured and unsecured debt of private middle-market companies. We also may invest in equity and structured products, such as CLOs and CLNs. We may not realize gains from our equity investments.
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
We may invest in debt and equity positions of structured products, such as CLOs and CLNs. A CLO is a form of securitization in which the cash flows of a portfolio of loans are pooled and passed on to different classes of owners in various tranches. A CLN is a synthetic obligation between two or more parties where the payment of principal and/or interest is based on the performance of some reference obligation. Credit-linked notes are created by embedding a credit default swap in a funded asset to form an investment whose credit risk and cash flow characteristics resemble those of a bond or loan. These credit-linked notes pay an enhanced coupon to the investor for taking on the added credit risk of the reference issuer. In addition to the credit risk of the reference entity and interest rate risk, the buyer/seller of credit-linked notes is subject to counterparty risk.

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
Our investments in structured products may be riskier and less transparent to us and our shareholders than direct investments in the underlying companies.
We invest in structured products. Generally, there may be less information available to us regarding the underlying debt investments held by structured products than if we had invested directly in the debt of the underlying companies. As a result, our shareholders will not know the details of the underlying securities of the structured products in which we will invest. Our structured product investments will also be subject to the risk of leverage associated with the debt issued by such structured products and the repayment priority of senior debt holders in such structured products. Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.
Structured products typically will have no significant assets other than their underlying loans; payments on structured product investments are and will be payable solely from the cash flows from such loans.
Structured products typically will have no significant assets other than their underlying loans. Accordingly, payments on structured product investments are and will be payable solely from the cash flows from such loans, net of all management fees and other expenses. Payments to us as a holder of structured product investments are and will be met only after payments due on the senior notes (and, where appropriate, the junior secured notes) from time to time have been made in full. This means that relatively small numbers of defaults of loans may adversely impact our returns.
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
There is the potential for interruption and deferral of cash flow from CLO investments.
If certain minimum collateral value ratios and/or interest coverage ratios are not met by a CLO, primarily due to loan defaults, then cash flow that otherwise would have been available to pay distributions to us on our CLO investments may instead be used to redeem any senior notes or to purchase additional loans, until the ratios again exceed the minimum required levels or any senior notes are repaid in full. This could result in an elimination, reduction or deferral in the distribution and/or principal paid to the holders of the CLO investments, which would adversely impact our returns.
Investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments.
Our CLO investment strategy involves investments in foreign CLOs. Investing in foreign entities may expose us to additional risks not typically associated with investing in U.S. issuers. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Further, we, and the CLOs in which we invest, may have difficulty enforcing creditor’s rights in foreign jurisdictions. In addition, the underlying companies of the CLOs in which we invest may be foreign, which may create greater exposure for us to foreign economic developments.
The payment of underlying portfolio manager fees and other charges on CLO investments could adversely impact our returns.
We may invest in CLO investments where the underlying portfolio securities may be subject to management, administration and incentive or performance fees, in addition to those payable by us. Payment of such additional fees could adversely impact the returns we achieve.

The inability of a CLO collateral manager to reinvest the proceeds of the prepayment of loans may adversely affect us.
There can be no assurance that for any CLO investment, in the event that any of the loans of a CLO underlying such investment are prepaid, the CLO collateral manager will be able to reinvest such proceeds in new loans with equivalent investment returns. If the CLO collateral manager cannot reinvest in new loans with equivalent investment returns, the interest proceeds available to pay interest on the rated liabilities and investments may be adversely affected.
Our CLO investments are subject to prepayments and calls, increasing re-investment risk.
Our CLO investments and/or the underlying senior secured loans may be prepaid more quickly than expected, which could have an adverse impact on our value. Prepayment rates are influenced by changes in interest rates and a variety of economic, geographic and other factors beyond our control, and consequently cannot be predicted with certainty. In addition, for a CLO collateral manager there is often a strong incentive to refinance well performing portfolios once the senior tranches amortize. The yield to maturity of the investments will depend on the amount and timing of payments of principal on the loans and the price paid for the investments. Such yield may be adversely affected by a higher or lower than anticipated rate of prepayments of the debt.
Furthermore, our CLO investments generally do not contain optional call provisions, other than a call at the option of the holders of the equity tranches for the senior notes and the junior secured notes to be paid in full after the expiration of an initial period in the deal (referred to as the “non-call period”).
The exercise of the call option is by the relevant percentage (usually a majority) of the holders of the equity tranches and, therefore, where we do not hold the relevant percentage we will not be able to control the timing of the exercise of the call option. The equity tranches also generally have a call at any time based on certain tax event triggers. In any event, the call can only be exercised by the holders of equity tranches if they can demonstrate (in accordance with the detailed provisions in the transaction) that the senior notes and junior secured notes will be paid in full if the call is exercised.
Early prepayments and/or the exercise of a call option other than at our request may also give rise to increased re-investment risk with respect to certain investments, as we may realize excess cash earlier than expected. If we are unable to reinvest such cash in a new investment with an expected rate of return at least equal to that of the investment repaid, this may reduce our net income and, consequently, could have an adverse impact on our ability to pay dividends.
We have limited control of the administration and amendment of loans owned by the CLOs in which we invest.
We may not be able to directly enforce any rights and remedies in the event of a default of a loan held by a CLO vehicle. In addition, the terms and conditions of the Senior Secured Loans underlying our CLO investments may be amended, modified or waived only by the agreement of the underlying lenders. Generally, any such agreement must include a majority or a super majority (measured by outstanding loans or commitments) or, in certain circumstances, a unanimous vote of the lenders. Consequently, the terms and conditions of the payment obligations arising from loans could be modified, amended or waived in a manner contrary to our preferences.
We have limited control of the administration and amendment of any CLO in which we invest.
The terms and conditions of target securities may be amended, modified or waived only by the agreement of the underlying security holders. Generally, any such agreement must include a majority or a super majority (measured by outstanding amounts) or, in certain circumstances, a unanimous vote of the security holders. Consequently, the terms and conditions of the payment obligation arising from the CLOs in which we invest be modified, amended or waived in a manner contrary to our preferences.
Loans of CLOs may be sold and replaced resulting in a loss to us.
The loans underlying our CLO investments may be sold and replacement collateral purchased within the parameters set out in the relevant CLO indenture between the CLO and the CLO trustee and those parameters may typically only be amended, modified or waived by the agreement of a majority of the holders of the senior notes and/or the junior secured notes and/or the equity tranche once the CLO has been established. If these transactions result in a net loss, the magnitude of the loss from the perspective of the equity tranche would be increased by the leveraged nature of the investment.

Our financial results may be affected adversely if one or more of our significant equity or junior debt investments in a CLO vehicle defaults on its payment obligations or fails to perform as we expect.
We expect that a majority of our portfolio of CLO investments will consist of equity and junior debt investments in CLOs, which involve a number of significant risks. CLOs are typically highly levered up to approximately 10 times, and therefore the junior debt and equity tranches that we will invest in are subject to a higher risk of total loss than the senior debt portion. In particular, investors in CLOs indirectly bear risks of the underlying debt investments held by such CLOs. We will generally have the right to receive payments only from the CLOs, and will generally not have direct rights against the underlying borrowers or the entities that sponsored the CLOs. Although it is difficult to predict whether the prices of indices and securities underlying CLOs will rise or fall, these prices, and therefore, the prices of the CLOs, will be influenced by the same types of political and economic events that affect issuers of securities and capital markets generally.
The investments we make in CLOs are thinly traded or have only a limited trading market. CLO investments are typically privately offered and sold, in the primary and secondary markets. As a result, investments in CLOs may be characterized as illiquid securities. In addition to the general risks associated with investing in debt securities, CLOs carry additional risks, including, but not limited to: (i) the possibility that distributions from the underlying loans will not be adequate to make interest or other payments; (ii) the quality of the underlying loans may decline in value or default; and (iii) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the CLO or unexpected investment results. Further, our investments in equity and junior debt tranches of CLOs are subordinate to the senior debt tranches thereof.
Investments in structured vehicles, including equity and junior debt instruments issued by CLOs, involve risks, including credit risk and market risk. Changes in interest rates and credit quality may cause significant price fluctuations. Additionally, changes in the underlying Senior Secured Loans held by a CLO may cause payments on the instruments we hold to be reduced, either temporarily or permanently. Structured investments, particularly the subordinated interests in which we invest, are less liquid than many other types of securities and may be more volatile than the Senior Secured Loans underlying the CLOs in which we invest.
Non-investment grade debt involves a greater risk of default and higher price volatility than investment grade debt.
The loans underlying our CLO investments typically are rated non-investment grade and, in limited circumstances, are unrated. Non-investment grade securities are predominantly speculative with respect to the issuer’s capacity to pay interest and repay principal when due and therefore involve a greater risk of default and higher price volatility than investment grade debt.
We will have no influence on management of underlying investments managed by non-affiliated third party CLO collateral managers.
We are not responsible for and have no influence over the asset management of the portfolios underlying the CLO investments we hold as those portfolios are managed by non-affiliated third party CLO collateral managers. Similarly, we are not responsible for and have no influence over the day-to-day management, administration or any other aspect of the issuers of the individual securities. As a result, the values of the portfolios underlying our CLO investments could decrease as a result of decisions made by third party CLO collateral managers.
Our CLN investments are subject to counterparty risk, interest rate risk and credit risk.
Certain credit-linked notes also may be thinly traded or have a limited trading market. Credit-linked notes are typically privately offered and sold. Holders of credit-linked notes bear risks of the underlying investments, index or reference obligation and are subject to counterparty risk. Credit-linked notes are used to transfer credit risk. The performance of the notes is linked to the performance of some underlying reference obligation. The notes are usually issued by a special purpose vehicle (“SPV”) that sells credit protection through a credit default swap transaction in return for a premium and an obligation to pay the transaction sponsor should a reference entity experience a certain credit event or events, such as bankruptcy. The SPV invests the proceeds from the notes to cover its contingent payment obligation. Revenue from the investments and the money received as premium are used to pay interest to note holders. The main risk of credit-linked notes is the risk of the reference entity experiencing a credit event that triggers the contingent payment obligation. Should such an event occur, the SPV would have to pay the transaction sponsor and payments to the note holders would be subordinated.

Investments in the energy sector are subject to many risks.
We have made certain investments in and relating to the energy sector. The operations of energy companies are subject to many risks inherent in the transporting, processing, storing, distributing, mining or marketing of natural gas, natural gas liquids, crude oil, coal, refined petroleum products or other hydrocarbons, or in the exploring, managing or producing of such commodities, including, without limitation: damage to pipelines, storage tanks or related equipment and surrounding properties caused by hurricanes, tornadoes, floods, fires and other natural disasters or by acts of terrorism, inadvertent damage from construction and farm equipment, leaks of natural gas, natural gas liquids, crude oil, refined petroleum products or other hydrocarbons, and fires and explosions. These risks could result in substantial losses due to personal injury or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage, and may result in the curtailment or suspension of their related operations, any and all of which could adversely affect our portfolio companies in the energy sector. In addition, the energy sector has experienced significant volatility at times, which may occur in the future, and which could negatively affect the returns on any investment made by the Company in this sector. In addition, valuation of certain investments includes the probability weighting of future events which are outside of management’s control. The final outcome of such events could increase or decrease the fair value of the investment in a future period.
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
Cyclicality within the energy sector may adversely affect our business.
Industries within the energy sector are cyclical with fluctuations in commodity prices and demand for commodities driven by a variety of factors. The highly cyclical nature of the industries within the energy sector may lead to volatile changes in commodity prices, which may adversely affect the earnings of energy companies in which we may invest.
A prolonged continuation of depressed oil and natural gas prices could negatively impact the energy and power industry and energy-related investments within our investment portfolio.
A prolonged continuation of depressed oil and natural gas prices would adversely affect the credit quality and performance of certain of our debt and equity investments in energy and power and related companies. A decrease in credit quality and performance would, in turn, negatively affect the fair value of these investments, which would consequently negatively affect our net asset value. Should a prolonged period of depressed oil and natural gas prices occur, the ability of certain of our portfolio companies in the energy and power and related industries to satisfy financial or operating covenants imposed by us or other lenders may be adversely affected, which could, in turn, negatively impact their financial condition and their ability to satisfy their debt service and other obligations. Likewise, should a prolonged period of depressed oil and natural gas prices occur, it is possible that the cash flow and profit generating capacity of these portfolio companies could also be adversely affected thereby negatively impacting their ability to pay us dividends or distributions on our investments.
Commodities are subject to many risks that may adversely affect some of our portfolio companies.
The prices of commodities are subject to a variety of factors such as political and regulatory changes, seasonal variations, weather, technology and market conditions. These factors and the volatility of the commodities markets make it extremely difficult to predict price movements. Accordingly, the commodities industry has experienced significant volatility at times, which may occur in the future, and which could negatively affect the returns on any investment made by the Company in this industry.

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
Our portfolio companies may be highly leveraged and a covenant breach by our portfolio companies may harm our operating results.
Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.
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
Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in order to: (1) increase or maintain in whole or in part our equity ownership percentage; (2) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or (3) attempt to preserve or enhance the value of our investment.
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
We do not generally take controlling equity positions in our portfolio companies. To the extent that we do not hold a controlling equity interest in a portfolio company, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and the shareholders and management of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company, and may therefore suffer a decrease in the value of our investments.
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
The incentive fee payable by us to AIM also may create an incentive for AIM to invest on our behalf in instruments that have a deferred interest feature such as investments with PIK provisions. Under these investments, we would accrue the interest over the life of the investment but would typically not receive the cash income from the investment until the end of the term or upon the investment being called by the issuer. Our net investment income used to calculate the income portion of our incentive fee, however, includes accrued interest. For the time period between April 1, 2012 and March 31, 2016, the portion of the incentive fee that is attributable to deferred interest, such as PIK, will not be paid to AIM until Apollo Investment receives such interest in cash. Even though such portion of the incentive fee will be paid only when the accrued income is collected, the accrued income is capitalized and included in the calculation of the base management fee. The accrual of incentive fees shall be reversed if such interest is reversed in connection with any write-off or similar treatment of the investment. The payment of incentive fees to AIM is made on accruals of expected cash interest. If a portfolio company defaults on a loan, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible. Thus, while a portion of this incentive fee would be based on income that we have not yet received in cash and with respect to which we do not have a formal claw-back right against our Investment Adviser per se, the amount of accrued income to the extent written off in any period will reduce the income in the period in which such write-off was taken and thereby reduce such period’s incentive fee payment. However, even if a loan is put on non-accrual status, its capitalized interest will not be reversed and may continue to be included in the calculation of the base management fee based on an estimation of the loan’s fair value.
We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds, and, to the extent we so invest, will bear our ratable share of any such investment company’s expenses, including management and performance fees. We will also remain obligated to pay management and incentive fees to AIM with respect to the assets invested in the securities and instruments of other investment companies. With respect to each of these investments, each of our common shareholders will bear his or her share of the management and incentive fee of AIM as well as indirectly bearing the management and performance fees and other expenses of any investment companies in which we invest.
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
New market structure requirements applicable to derivatives could significantly increase the costs of utilizing over-the-counter (“OTC”) derivatives.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) enacted, and CFTC and the SEC have issued or proposed rules to implement, both broad new regulatory requirements and broad new structural requirements applicable to OTC derivative markets and, to a lesser extent, listed commodity futures (and futures options) markets.
These changes include, but are not limited to: requirements that many categories of the most liquid OTC derivatives (currently limited to specified interest rate swaps and index credit default swaps) be executed on qualifying, regulated exchanges and be submitted for clearing; real-time public and regulatory reporting of specified information regarding OTC derivative transactions; and enhanced documentation requirements and recordkeeping requirements. Margin requirements for uncleared OTC derivatives and position limits are also expected to be adopted by the CFTC and other regulators in the future.
While these changes are intended to mitigate systemic risk and to enhance transparency and execution quality in the OTC derivative markets, the impact of these changes is not known at this time. Furthermore, “financial end users,” such as us, that enter into OTC derivatives that are not cleared will, pending finalization of the applicable regulations, generally be required to provide margin to collateralize their obligations under such derivatives. Under current proposed rules, the level of margin that would be required to be collected in connection with uncleared OTC derivatives is in many cases substantially greater than the level currently required by market participants or clearinghouses.

These changes could significantly increase the costs to us of utilizing OTC derivatives, reduce the level of exposure that we are able to obtain (whether for risk management or investment purposes) through OTC derivatives, and reduce the amounts available to us to make non-derivative investments. These changes could also impair liquidity in certain OTC derivatives and adversely affect the quality of execution pricing that we are able to obtain, all of which could adversely impact our investment returns. Furthermore, the margin requirements for cleared and uncleared OTC derivatives may require that AIM, in order to maintain its relief from the CFTC’s CPO registration requirements, limit our ability to enter into hedging transactions or to obtain synthetic investment exposures, in either case adversely affecting our ability to mitigate risk.
Proposed position aggregation requirements may restrict the swap positions that AIM may enter into.
The Dodd-Frank Act significantly expanded the scope of the CFTC’s authority and obligation to require reporting of, and adopt limits on, the size of positions that market participants may own or control in commodity futures and futures options contracts and swaps. The Dodd-Frank Act also narrowed existing exemptions from such position limits for a broad range of risk management transactions.
In accordance with the requirements of the Dodd-Frank Act, the CFTC is required to establish speculative position limits on additional listed futures and options on physical commodities and economically equivalent OTC derivatives; position limits applicable to swaps that are economically equivalent to United States listed futures and futures options contracts, including contracts on non-physical commodities, such as rates, currencies, equities and credit default swaps; and aggregate position limits for a broad range of derivatives contracts based on the same underlying commodity, including swaps and futures and futures options contracts.
The full impact of these recent changes is not known at this time. Individually and collectively, these changes could increase our costs of maintaining positions in commodity futures and futures option contracts and swaps and reduce the level of exposure we are able to obtain (whether for risk management or investment purposes) through commodity futures and futures option contracts and swaps. These changes could also impair liquidity in certain swaps and adversely affect the quality of execution pricing that we are able to obtain, all of which could adversely impact our investment returns.
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
European countries generally have relatively strict environmental regulations that can restrict operational flexibility and decrease aircraft productivity. The European Parliament has confirmed that all emissions from flights within the European Union are subject to the ETS requirement, even those emissions that are emitted outside of the European Union. The European Union suspended the enforcement of the ETS requirements for international flights outside of the European Union due to a proposal issued by the ICAO in October 2013 to develop a global program to reduce international aviation emissions, which would be enforced by 2020. In response to this, the European Commission has proposed to amend the ETS so that only flights or portions thereof that take place in European regional airspace are subject to the ETS requirements. The potential impact of ETS and the forthcoming ICAO requirements on costs have not been completely identified. Any of these regulations could limit the economic life of the aircraft and engines, reduce their value, limit our portfolio companies’ ability to lease or sell the non-compliant aircraft and engines or, if engine modifications are permitted, require our portfolio companies to make significant additional investments in the aircraft and engines to make them compliant. In addition, compliance with current or future regulations, taxes or duties imposed to deal with environmental concerns could cause our portfolio companies to incur higher costs, thereby generating lower net revenues and resulting in an adverse impact on the financial condition of such portfolio companies.

Risks Relating to our Debt Instruments
Our senior secured credit facility begins amortizing in April 2019 and any inability to renew, extend or replace the facility could adversely impact our liquidity and ability to find new investments or maintain distributions to our shareholders.
On April 24, 2015, the Company amended and restated its senior secured, multi-currency, revolving credit facility (the “Senior Secured Facility”). The amendment increased the lenders’ commitments to $1.31 billion, extended the final maturity date through April 24, 2020, and allows the Company to seek additional commitments from new and existing lenders in the future, up to an aggregate facility size not to exceed $1.965 billion. The Senior Secured Facility is secured by substantially all of the assets in Apollo Investment’s portfolio, including cash and cash equivalents. Commencing May 24, 2019, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the Senior Secured Facility as of April 24, 2019. In addition, the stated interest rate on the facility was changed from LIBOR plus 2.00% to a formula-based calculation based on a minimum borrowing base, resulting in a stated interest rate of either LIBOR plus 1.75% or LIBOR plus 2.00%. As of March 31, 2016, the stated interest rate on the facility was LIBOR plus 2.00%. The Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Senior Secured Facility and participation and fronting fees totaling 2.25% per annum on the letters of credit issued.
There can be no assurance that we will be able to renew, extend or replace the Senior Secured Facility upon the termination of the lenders’ obligations to make new loans or the Senior Secured Facility’s final maturity on terms that are favorable to us, if at all. Our ability to renew, extend or replace the Senior Secured Facility will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to renew, extend or replace the Senior Secured Facility at the time of the termination of the lenders’ obligations to make new loans or the Senior Secured Facility’s final maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our shareholders and our ability to qualify as a RIC.
Our senior secured notes and unsecured notes have maturity dates over the course of the next several years, and any inability to replace or repay our senior secured notes or unsecured notes could adversely impact our liquidity and ability to fund new investments or maintain distributions to our shareholders.
On September 29, 2011, the Company closed a private offering of $45 million aggregate principal amount of senior secured notes consisting of two series: $29 million aggregate principal amount of 5.875% Senior Secured Notes, Series A, due September 29, 2016 (the “Series A Notes”); and $16 million aggregate principal amount of 6.250% Senior Secured Notes, Series B, due September 29, 2018 (the “Series B Notes”).
On October 9, 2012, the Company issued $150 million aggregate principal amount of 6.625% senior unsecured notes due October 15, 2042 (the “2042 Notes”). On June 17, 2013, the Company issued $135 million aggregate principal amount of 6.875% senior unsecured notes due July 15, 2043 (the “2043 Notes”). On June 24, 2013, an additional $15 million aggregate principal amount of the 2043 Notes was issued pursuant to the underwriters’ over-allotment option exercise. On March 3, 2015, the Company issued $350 million aggregate principal amount of 5.250% senior unsecured notes due March 3, 2025 (the “2025 Notes”).
There can be no assurance that we will be able to replace the Series A Notes, the Series B Notes, the 2042 Notes, the 2043 Notes or the 2025 Notes upon their maturity on terms that are favorable to us, if at all. Our ability to replace the Series A Notes, the Series B Notes, the 2042 Notes, the 2043 Notes or the 2025 Notes will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to replace or repay the Series A Notes, the Series B Notes, the 2042 Notes, the 2043 Notes or the 2025 Notes at the time of their maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our shareholders and our ability to qualify as a RIC.

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
If our noteholders’ debt securities are redeemable at our option, we may choose to redeem your debt securities at times when prevailing interest rates are lower than the interest rate paid on your debt securities. In addition, if our noteholders’ debt securities are subject to mandatory redemption, we may be required to redeem such debt securities also at times when prevailing interest rates are lower than the interest rate paid on such debt securities. In this circumstance, a noteholder may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the debt securities being redeemed.
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
Risks Relating to Issuance of our Preferred Stock
An investment in our preferred stock should not constitute a complete investment program.
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
The issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the market price for our common stock by making an investment in the common stock less attractive. In addition, the dividends on any preferred stock we issue must be cumulative. Payment of dividends and repayment of the liquidation preference of preferred stock must take preference over any dividends or other payments to our common shareholders, and holders of preferred stock are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible preferred stock that converts into common stock). In addition, under the 1940 Act, preferred stock constitutes a “senior security” for purposes of the 200% asset coverage test.
Holders of any preferred stock we might issue would have the right to elect members of the Board of Directors and class voting rights on certain matters.
Holders of any preferred stock we might issue, voting separately as a single class, would have the right to elect two members of the Board of Directors at all times and in the event dividends become two full years in arrears would have the right to elect a majority of the directors until such arrearage is completely eliminated. In addition, preferred shareholders have class voting rights on certain matters, including changes in fundamental investment restrictions and conversion to open-end status, and accordingly can veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies or the terms of our credit facilities, might impair our ability to maintain our qualification as a RIC for federal income tax purposes. While we would intend to redeem our preferred stock to the extent necessary to enable us to distribute our income as required to maintain our qualification as a RIC, there can be no assurance that such actions could be effected in time to meet the tax requirements.
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
There is a risk that investors in our equity securities may not receive distributions or that our distributions may not grow over time and that investors in our debt securities may not receive all of the interest income to which they are entitled.
We intend to make distributions on a quarterly basis to our shareholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a BDC, we may in the future be limited in our ability to make distributions. Also, our revolving credit facility may limit our ability to declare dividends if we default under certain provisions or fail to satisfy certain other conditions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of the tax benefits available to us as a RIC. In addition, in accordance with U.S. generally accepted accounting principles and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind interest, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a RIC.
We will be subject to a 4% non-deductible federal excise tax on certain undistributed income of RICs unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years. We will not be subject to excise taxes on amounts on which we are required to pay corporate income taxes (such as retained net capital gains). Finally, if more shareholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to liquidate some of our investments and raise cash in order to make cash distribution payments.

Our shares may trade at discounts from net asset value or at premiums that are unsustainable over the long term.
Shares of business development companies may trade at a market price that is less than the net asset value that is attributable to those shares. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share may decline. The possibility that our shares of common stock will trade at a discount from net asset value or at a premium that is unsustainable over the long term are separate and distinct from the risk that our net asset value will decrease. It is not possible to predict whether shares will trade at, above, or below net asset value.
Investigations and reviews of Apollo affiliates’ use of placement agents could harm Apollo Investment’s reputation, depress its stock price or have other negative consequences.
While Apollo Investment has not, to date, raised any funds through the use of placement agents (other than through the ordinary course engagement of underwriters, from time to time, in connection with the public offering of Apollo Investment’s securities), affiliates of AIM sometimes use placement agents to assist in marketing certain of the investment funds that they manage. Various state attorneys general and federal and state agencies have initiated industry-wide investigations into the use of placement agents in connection with the solicitation of investments, particularly with respect to investments by public pension funds. Certain affiliates of AGM have received subpoenas and other requests for information from various government regulatory agencies and investors in AGM’s funds, seeking information regarding the use of placement agents. On October 14, 2009, the California Public Employees’ Retirement System (“CalPERS”), one of AGM’s strategic investors, announced that it had initiated a special review of placement agents and related issues. The report of the CalPERS special review was issued on March 14, 2011. That report does not allege any wrongdoing on the part of AGM or its affiliates. AGM is continuing to cooperate with all such investigations and other revisions. In addition, on May 6, 2010, the California Attorney General filed a civil complaint against Alfred Villalobos and his company, Arvco Capital Research, LLC (“Arvco”), a placement agent that AGM had used, and Federico Buenrostro Jr., the former CEO of CalPERS, alleging conduct in violation of certain California laws in connection with CalPERS’ purchase of securities in various funds managed by AGM and another asset manager. No AGM entity is a party to the civil lawsuit, nor does the lawsuit allege any misconduct on the part of Apollo Investment, AIM or AGM. Likewise, on April 23, 2012, the SEC filed a lawsuit alleging securities fraud on the part of Arvco, as well as Messrs. Buenrostro and Villalobos, in connection with their activities concerning certain CalPERS investments in funds managed by AGM. This lawsuit also does not allege wrongdoing on the part of AGM, and in fact alleges that AGM was defrauded by Arvco, Villalobos, and Buenrostro. In January 2016, the court dismissed all claims against Mr. Villalobos due to his death and thereafter entered final judgments as to the remaining defendants pursuant to those defendants’ consent to the entry of judgment against them. On March 14, 2013, the United States Department of Justice unsealed an indictment against Messrs. Villalobos and Buenrostro alleging, among other crimes, fraud in connection with those same activities; again, AGM is not accused of any wrongdoing and in fact is alleged to have been defrauded by the defendants. The criminal action was set for trial in a San Francisco federal court in July 2014, but was put on hold after Mr. Buenrostro pleaded guilty on July 11, 2014. As part of Mr. Buenrostro’s plea agreement, he admitted to taking cash and other bribes from Mr. Villalobos in exchange for several improprieties, including attempting to influence CalPERS’ investing decisions and improperly preparing disclosure letters to satisfy AGM’s requirements. There is no suggestion that AGM was aware that Mr. Buenrostro had signed the letters with a corrupt motive. The government has indicated that they will file new charges against Mr. Villalobos incorporating Mr. Buenrostro’s admissions. On August 7, 2014, the government filed a superseding indictment against Mr. Villalobos asserting additional charges. The trial was scheduled for February 23, 2015, but Mr. Villalobos passed away on January 13, 2015. Additionally, on April 15, 2013, Mr. Villalobos, Arvco and related entities (the “Arvco Debtors”) brought a civil action in the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”) against AGM. The action is related to the ongoing bankruptcy proceedings of the Arvco Debtors. This action alleges that Arvco served as a placement agent for AGM in connection with several funds associated with AGM, and seeks to recover purported fees the Arvco Debtors claim AGM has not paid them for a portion of placement agent services. In addition, the Arvco Debtors allege that AGM has interfered with the Arvco Debtors’ commercial relationships with third parties, purportedly causing the Arvco Debtors to lose business and to incur fees and expenses in the defense of various investigations and litigations. The Arvco Debtors also seek compensation from AGM for these alleged lost profits and fees and expenses. The Arvco Debtors’ complaint asserts various theories of recovery under the Bankruptcy Code and common law. AGM denies the merit of all of the Arvco Debtors’ claims and will vigorously contest them. The Bankruptcy Court has stayed this action pending the result in the criminal case against Mr. Villalobos. AGM has moved to dismiss the first amended complaint. The motion is pending. For these reasons, no estimate of possible loss, if any, can be made at this time.

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

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or business development companies;

•	the inclusion or exclusion of our common stock from certain indices;

•	changes in law, regulatory policies or tax guidelines, or interpretations thereof, particularly with respect to RICs or BDCs;

•	loss of RIC status;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio of investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	departure of AIM’s key personnel;

•	operating performance of companies comparable to us;

•	short-selling pressure with respect to shares of our common stock or BDCs generally;

•	uncertainty surrounding the strength of the U.S. economic recovery;

•	concerns regarding volatility in the Chinese stock market and Chinese currency;

•	concerns regarding continued volatility of oil prices;

•	general economic trends and other external factors; and

•	loss of a major funding source.
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
In the event we issue subscription rights to acquire shares of our common stock, shareholders who do not fully exercise their subscription rights should expect that they will, at the completion of the rights offering, own a smaller proportional interest in us than would be the case if they fully exercised their rights. In addition, if the subscription price is less than the net asset value per share of our common stock, a shareholder who does not fully exercise its subscription rights may experience an immediate dilution of the aggregate net asset value of its shares as a result of the offering. We would not be able to state the amount of any such dilution prior to knowing the results of the offering. Such dilution could be substantial.

Shareholders may experience dilution in their ownership percentage if they do not participate in our dividend reinvestment plan.
All distributions declared in cash payable to shareholders that are participants in our dividend reinvestment plan are generally automatically reinvested in shares of our common stock. As a result, shareholders that do not participate in the dividend reinvestment plan may experience dilution over time. Shareholders who do not elect to receive distributions in shares of common stock may experience accretion to the net asset value of their shares if our shares are trading at a premium and dilution if our shares are trading at a discount. The level of accretion or discount would depend on various factors, including the proportion of our shareholders who participate in the plan, the level of premium or discount at which our shares are trading and the amount of the distribution payable to a shareholder.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of March 31, 2016, we did not own any real estate or other physical properties materially important to our operations. Our administrative and principal executive offices are located at 730 Fifth Avenue, New York, NY 10019 and 9 West 57th Street, New York, NY 10019, respectively. We believe that our office facilities are suitable and adequate for our business as it is currently conducted.
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
On May 20, 2013, the Company was named as a defendant in a complaint by the bankruptcy trustee of DSI Renal Holdings and related companies (“DSI”). The complaint alleges, among other things, that the Company participated in a “fraudulent conveyance” involving a restructuring and subsequent sale of DSI in 2010 and 2011. The complaint seeks, jointly and severally from all defendants, (1) damages of approximately $425 million, of which the Company’s share would be approximately $41 million, and the return of 9,000 shares of common stock of DSI obtained by the Company in the restructuring and sale and (2) punitive damages. At this point in time, the Company is unable to assess whether it may have any liability in this action. The Company has not made any determination that this action is or may be material to the Company and intends to vigorously defend itself. The Company has filed a motion to dismiss this litigation. The motion is pending.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock and Shareholders
Our common stock is traded on the NASDAQ Global Select Market under the symbol “AINV.”
The following table sets forth, for the quarterly reporting periods indicated, the net asset value (“NAV”) per share of our common stock and the high and low sales price for our common stock, as reported on the NASDAQ Global Select Market, and dividend per share information:

	NAV Per Share (1)	Sales Price		Premium (Discount) of High Sales Price to NAV (2)	Premium (Discount) of Low Sales Price to NAV (2)	Dividends Declared
		High	Low
Year Ended March 31, 2016
Fourth quarter	$7.28	$5.70	$4.26	(21.7)%	(41.5)%	$0.20
Third quarter	$7.56	$6.39	$4.78	(15.5)%	(36.8)%	$0.20
Second quarter	$7.83	$7.29	$5.36	(6.9)%	(31.5)%	$0.20
First quarter	$8.01	$8.03	$6.95	0.2%	(13.2)%	$0.20
Year Ended March 31, 2015
Fourth quarter	$8.18	$7.92	$7.00	(3.2)%	(14.4)%	$0.20
Third quarter	$8.43	$8.44	$6.80	0.1%	(19.3)%	$0.20
Second quarter	$8.72	$8.87	$8.13	1.7%	(6.8)%	$0.20
First quarter	$8.74	$8.64	$7.83	(1.1)%	(10.4)%	$0.20
____________________

(1)
NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of the relevant quarter.

(2)	Calculated using the respective high or low sales price divided by the net asset value per share at the end of the relevant quarter.
While our common stock has from time to time traded in excess of our net asset value, there can be no assurance, however, that it will trade at such a premium (to NAV) in the future. The last reported closing market price of our common stock on May 17, 2016 was $5.72 per share. As of May 17, 2016, we had 80 shareholders of record.
Distributions
We intend to continue to make quarterly distributions to our shareholders. Our quarterly distributions, if any, will be determined by our Board of Directors. We expect that our distributions to shareholders generally will be from accumulated net investment income and from cumulative net realized capital gains, as applicable, although a portion may represent a return of capital.
We have elected to be taxed as a RIC under Subchapter M of the Code. To maintain our RIC status, we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. Although we intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment. Currently, we have substantial net capital loss carryforwards and consequently do not expect to generate cumulative net capital gains in the foreseeable future.
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
All dividends declared in cash payable to shareholders that are participants in our dividend reinvestment plan are generally automatically reinvested in shares of our common stock. Shareholders who do not elect to receive dividends in shares of common stock may experience accretion to the net asset value of their shares if our shares are trading at a premium and dilution if our shares are trading at a discount. The level of accretion or discount would depend on various factors, including the proportion of our shareholders who participate in the plan, the level of premium or discount at which our shares are trading and the amount of the dividend payable to a shareholder.
The following table lists the quarterly dividends per share from our common stock for the past two fiscal years:

Dividends Declared
Year Ended March 31, 2016
Fourth quarter	$0.20
Third quarter	$0.20
Second quarter	$0.20
First quarter	$0.20
Year Ended March 31, 2015
Fourth quarter	$0.20
Third quarter	$0.20
Second quarter	$0.20
First quarter	$0.20
Recent Sale of Unregistered Securities
None.
Issuer Purchases of Equity Securities
During the year ended March 31, 2016, as part of our dividend reinvestment plan for our common shareholders, we purchased 1,550,312 shares of our common stock in the open market at an average price of $6.29 per share and transferred those shares to the participants in the dividend reinvestment plan. During the year ended March 31, 2015, as a part of our dividend reinvestment plan for our common shareholders, we purchased 1,609,852 shares of our common stock in the open market at an average price of $8.06 per share and transferred those shares to the participants in the dividend reinvestment plan.
On August 6, 2015, the Company adopted a plan for the purpose of repurchasing up to $50 million of its common stock in accordance with applicable rules specified in the Securities Exchange Act of 1934 (the “1934 Act”) (the “August Repurchase Plan”). Since adopting the August Repurchase Plan, the Company has repurchased the full amount authorized by the Board of Directors under such plan.
On December 14, 2015, the Board of Directors approved a new plan to acquire up to an additional $50 million of its common stock in accordance with applicable rules specified in the 1934 Act (the “Current Repurchase Plan,” and together with the August Repurchase Plan, the “Repurchase Plans”). The Current Repurchase Plan is designed to allow the Company to repurchase its shares both during its open window periods and at times when it otherwise might be prevented from doing so under applicable insider trading laws or because of self-imposed trading blackout periods. A broker selected by the Company will have the authority under the terms and limitations specified in an agreement with the Company to repurchase shares on the Company’s behalf in accordance with the terms of the Current Repurchase Plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the Current Repurchase Plan. Pursuant to the Current Repurchase Plan, the Company may from time to time repurchase a portion of its shares of common stock and the Company is hereby notifying shareholders of its intention as required by applicable securities laws.

On September 15, 2015, the Company allocated $5 million to be repurchased under the August Repurchase Plan in accordance with SEC Rule 10b5-1 (the “September 10b5-1 Repurchase Plan”). On December 16, 2015 and March 17, 2016, the Company allocated $10 million and $5 million, respectively, to be repurchased under the Current Repurchase Plan in accordance with SEC Rule 10b5-1 (together with the September 10b5-1 Repurchase Plan, the “10b5-1 Repurchase Plans”).
Under the Repurchase Plans and the 10b5-1 Repurchase Plans (the “Plans”), the Company repurchased 10,584,855 shares at a weighted average price per share of $5.90, inclusive of commissions. This represents a discount of approximately 23.09% of the average net asset value per share for the year ended March 31, 2016. Since the inception of the Plans through March 31, 2016, the dollar amount of shares repurchased totaled $62.4 million.
The following table presents information with respect to the Company’s purchases of its common stock during the year ended March 31, 2016:

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans
August 12, 2015 through August 31, 2015	1,530,000	$6.57	1,530,000	$40.0	million
September 1, 2015 through September 25, 2015	1,810,400	$6.15	1,810,400	$28.8	million
November 6, 2015 through November 30, 2015	3,350,000	$6.03	3,350,000	$8.6	million
December 1, 2015 through December 16, 2015	1,882,329	$5.86	1,882,329	$47.6	million
January 12, 2016 through January 20, 2016	2,012,126	$4.97	2,012,126	$37.6	million
Total	10,584,855	$5.90	10,584,855
____________________

(1)	Represents actual transaction dates within each month in which there were share repurchase transactions.

Stock Performance Graph
This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, for the period March 31, 2011 through March 31, 2016. The graph assumes that, on March 31, 2011, a person invested $100 in each of the following: our common stock, the S&P 500 Index, the Russell 2000 Financial Services Index, and the S&P Small Cap 600 Financials Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.
The graph and other information furnished under this Part II, Item 5 of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data
The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and financial statements and notes thereto contained in “Item 8. Financial Statements and Supplementary Data” of this report. All amounts are in thousands, except share and per share data and number of portfolio companies.

	Year Ended March 31,
	2016	2015	2014	2013	2012
Summary of Operations
Total investment income	$379,745	$433,631	$381,346	$331,994	$357,584
Net expenses	186,488	205,658	180,098	164,634	184,842
Net investment income	193,257	227,973	201,248	167,360	172,742
Net realized and change in unrealized gains (losses)	(237,783)	(152,551)	69,624	(62,889)	(259,006)
Net increase (decrease) in net assets resulting from operations	(44,526)	75,422	270,872	104,471	(86,264)
Per Share Data
Net asset value	$7.28	$8.18	$8.67	$8.27	$8.55
Net investment income	0.83	0.96	0.91	0.83	0.88
Earnings (loss) per share (Basic)	(0.19)	0.32	1.21	0.51	(0.44)
Earnings (loss) per share (Diluted) (2)	(0.19)	0.32	1.18	0.51	(0.44)
Distributions declared	0.80	0.80	0.80	0.80	1.04
Balance Sheet Data
Total assets	$3,093,287	$3,560,891	$3,641,951	$2,944,312	$2,775,263
Total debt outstanding	1,327,610	1,498,759	1,372,261	1,156,067	1,009,337
Net assets	1,645,581	1,937,608	2,051,611	1,677,389	1,685,231
Other Data
Total return (1)	(17.53)%	1.86%	9.40%	28.24%	(32.40)%
Number of portfolio companies at year end	89	105	111	81	62
Total portfolio investments for the year	$1,088,517	$2,211,081	$2,816,149	$1,537,366	$1,480,508
Investment sales and repayments for the year	$1,338,689	$2,250,782	$2,322,189	$1,337,431	$1,634,520
Weighted average yield on debt portfolio at year end	11.00%	11.20%	11.10%	11.90%	11.90%
Weighted average shares outstanding (Basic)	232,555,815	236,741,351	222,800,255	202,875,329	196,583,804
Weighted average shares outstanding (Diluted) (2)	232,555,815	236,741,351	237,348,355	202,875,329	196,583,804
____________________

(1)	Total return is based on the change in market price per share and takes into account dividends and distributions, if any, reinvested in accordance with Apollo Investment’s dividend reinvestment plan.

(2)
In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. For the years ended March 31, 2016, 2015, 2013 and 2012, anti-dilution would total $0.04, $0.02, $0.02 and $0.08, respectively.

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
We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the Securities and Exchange Commission (“SEC”), including any annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
Overview
Apollo Investment Corporation (the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” or “our”) was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our shareholders. We commenced operations on April 8, 2004 upon completion of our initial public offering that raised $870 million in net proceeds from selling 62 million shares of common stock at a price of $15.00 per share. Since then, and through March 31, 2016, we have raised approximately $2.21 billion in net proceeds from additional offerings of common stock and we have repurchased common stock for $62.4 million.
Apollo Investment Management, L.P. (the “Investment Adviser” or “AIM”) is our investment adviser and an affiliate of Apollo Global Management, LLC and its consolidated subsidiaries (“AGM”). The Investment Adviser, subject to the overall supervision of our Board of Directors, manages the day-to-day operations of, and provides investment advisory services to the Company. AGM and other affiliates manage other funds that may have investment mandates that are similar, in whole or in part, with ours. AIM and its affiliates may determine that an investment is appropriate both for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, AIM may determine that we should invest on a side-by-side basis with one or more other funds. We make all such investments subject to compliance with applicable regulations and interpretations, and our allocation procedures. Certain types of negotiated co-investments may be made only in accordance with the terms of the exemptive order we received from the SEC permitting us to do so.

Apollo Investment Administration, LLC (the “Administrator” or “AIA”), an affiliate of AGM, provides, among other things, administrative services and facilities for the Company. In addition to furnishing us with office facilities, equipment, and clerical, bookkeeping and recordkeeping services, AIA also oversees our financial records as well as prepares our reports to shareholders and reports filed with the SEC. AIA also performs the calculation and publication of our net asset value, the payment of our expenses and oversees the performance of various third-party service providers and the preparation and filing of our tax returns. Furthermore, AIA provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance.
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
Revenue
We generate revenue primarily in the form of interest and dividend income from the securities we hold and capital gains, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of mezzanine or senior secured loans, generally have a stated term of five to ten years and bear interest at a fixed rate or a floating rate usually determined on the basis of a benchmark, such as the London Interbank Offered Rate (“LIBOR”), the Euro Interbank Offered Rate (“EURIBOR”), the federal funds rate or the prime rate. Interest on debt securities is generally payable quarterly or semiannually and while U.S. subordinated debt and corporate notes typically accrue interest at fixed rates, some of our investments may include zero coupon and/or step-up bonds that accrue income on a constant yield to call or maturity basis. In addition, some of our investments provide for payment-in-kind (“PIK”) interest or dividends. Such amounts of accrued PIK interest or dividends are added to the cost of the investment on the respective capitalization dates and generally become due at maturity of the investment or upon the investment being called by the issuer. We may also generate revenue in the form of commitment, origination, structuring fees, fees for providing managerial assistance and, if applicable, consulting fees, etc.
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
Portfolio and Investment Activity
Our portfolio and investment activity during the years ended March 31, 2016 and March 31, 2015 was as follows:

	Year Ended March 31,
(in millions)*	2016	2015
Investments made in portfolio companies	$1,088.5	$2,211.1
Investments sold	(738.4)	(1,406.9)
Net activity before repaid investments	350.1	804.1
Investments repaid	(600.3)	(843.8)
Net investment activity	$(250.2)	$(39.7)

Portfolio companies at beginning of period	105	111
Number of new portfolio companies	22	60
Number of exited portfolio companies	(38)	(66)
Portfolio companies at end of period	89	105

Number of investments in existing portfolio companies	35	47
____________________

*	Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of March 31, 2016 and March 31, 2015 were as follows:

	March 31, 2016		March 31, 2015
Portfolio composition, at fair value:
Secured debt	65%		60%
Unsecured debt	9%		14%
Structured products and other	11%		11%
Preferred equity	3%		5%
Common equity/interests and warrants	12%		10%
Weighted average yields, at amortized cost basis, exclusive of securities on non-accrual status (1):
Secured debt portfolio	11.0%		11.2%
Unsecured debt portfolio	10.7%		10.9%
Total debt portfolio	11.0%		11.2%
Income-bearing investment portfolio composition, at fair value:
Fixed rate amount	$1.1	billion	$1.3	billion
Floating rate amount	$1.2	billion	$1.4	billion
Fixed rate, as percentage of total	47%		48%
Floating rate, as percentage of total	53%		52%
Income-bearing investment portfolio composition, at amortized cost:
Fixed rate amount	$1.1	billion	$1.4	billion
Floating rate amount	$1.3	billion	$1.4	billion
Fixed rate, as percentage of total	47%		50%
Floating rate, as percentage of total	53%		50%
____________________

(1)	An investor’s yield may be lower than the portfolio yield due to sales loads and other expenses.
Since the initial public offering of Apollo Investment in April 2004 and through March 31, 2016, invested capital totaled $16.4 billion in 371 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 100 different financial sponsors.
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
As of March 31, 2016, $2.55 billion or 88% of the Company’s investments were classified as Level 3. The high proportion of Level 3 investments relative to our total investments is directly related to our investment philosophy and target portfolio, which consists primarily of long-term secured debt, as well as unsecured and mezzanine positions of private middle-market companies. A fundamental difference exists between our investments and those of comparable publicly traded fixed income investments, namely high-yield bonds, and this difference affects the valuation of our private investments relative to comparable publicly traded instruments.
Senior secured loans, or senior loans, are higher in the capital structure than high-yield bonds, and are typically secured by assets of the borrowing company. This improves their recovery prospects in the event of default and affords senior loans a structural advantage over high-yield bonds. Many of the Company’s investments are also privately negotiated and contain covenant protections that limit the issuer to take actions that could harm us as a creditor. High-yield bonds typically do not contain such covenants.
Given the structural advantages of capital seniority and covenant protection, the valuation of our private debt portfolio is driven more by investment specific credit factors than movements in the broader debt capital markets. Each security is evaluated individually and as indicated below, we value our private investments based upon a multi-step valuation process, including valuation recommendations from independent valuation firms.

Investment Valuation Process
Under procedures established by our Board of Directors, we value investments, including certain secured debt, unsecured debt, and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations (unless they are deemed not to represent fair value). We attempt to obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker, primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. If and when market quotations are deemed not to represent fair value, we typically utilize independent third party valuation firms to assist us in determining fair value. Accordingly, such investments go through our multi-step valuation process as described below. In each case, our independent valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations for such investments. Investments purchased within 15 days before the valuation date and debt investments with remaining maturities of 60 days or less may each be valued at cost with interest accrued or discount amortized to the date of maturity (although they are typically valued at available market quotations), unless such valuation, in the judgment of our Investment Adviser, does not represent fair value. In this case, such investments shall be valued at fair value as determined in good faith by or under the direction of our Board of Directors, including using market quotations where available. Investments that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of our Board of Directors. Such determination of fair values may involve subjective judgments and estimates.
With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, our Board of Directors has approved a multi-step valuation process each quarter, as described below:

1.	Our quarterly valuation process begins with each investment being initially valued by the investment professionals of our Investment Adviser who are responsible for the portfolio company.

2.	Preliminary valuation conclusions are then documented and discussed with senior management of our Investment Adviser.

3.
Independent valuation firms are engaged by our Board of Directors to conduct independent appraisals by reviewing our Investment Adviser’s preliminary valuations and then making their own independent assessment.

4.
The Audit Committee of the Board of Directors reviews the preliminary valuation of our Investment Adviser and the valuation prepared by the independent valuation firms and responds, if warranted, to the valuation recommendation of the independent valuation firms.

5.
The Board of Directors discusses valuations and determines in good faith the fair value of each investment in our portfolio based on the input of our Investment Adviser, the applicable independent valuation firm, and the Audit Committee of the Board of Directors.

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered in the valuation process of independent valuation firms. During the year ended March 31, 2016, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

Investment Income Recognition
The Company records interest and dividend income, adjusted for amortization of premium and accretion of discount, on an accrual basis. Some of our loans and other investments, including certain preferred equity investments, may have contractual PIK interest or dividends. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. Certain PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. At the point the Company believes PIK is not expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are reversed from the related receivable through interest or dividend income, respectively. The Company does not reverse previously capitalized PIK interest or dividends. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if the Company believes that PIK is expected to be realized.
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
Loan origination fees, original issue discount (“OID”), and market discounts are capitalized and accreted into interest income over the respective terms of the applicable loans using the effective interest method or straight-line, as applicable. Upon the prepayment of a loan, prepayment premiums, any unamortized loan origination fees, OID, or market discounts are recorded as interest income. Other income generally includes amendment fees, administrative fees, management fees, bridge fees, and structuring fees which are recorded when earned.
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
Recent Accounting Pronouncements
See Note 2 within the Notes to the Financial Statements.

Results of Operations
Operating results for the years ended March 31, 2016, 2015 and 2014 were as follows:

	Year Ended March 31,
(in millions)*	2016	2015	2014
Investment income
Interest income	$310.3	$388.6	$336.7
Dividend income	57.8	32.5	31.8
Other income	11.6	12.5	12.9
Total investment income	$379.7	$433.6	$381.3
Expenses
Management and performance-based incentive fees, net of amounts waived	$90.7	$111.2	$97.7
Interest and other debt expenses, net of reimbursements	80.8	79.2	68.6
Administrative services expense, net of reimbursements	6.3	5.7	5.6
Other general and administrative expenses	8.7	9.5	8.3
Net expenses	$186.5	$205.7	$180.1
Net investment income	$193.3	$228.0	$201.2
Net realized and change in unrealized gains (losses)
Net realized losses	$(195.4)	$(13.4)	$(106.5)
Net change in unrealized gains (losses)	(42.4)	(139.2)	176.1
Net realized and change in unrealized gains (losses)	(237.8)	(152.6)	69.6
Net increase (decrease) in net assets resulting from operations	$(44.5)	$75.4	$270.9

Net investment income on per average share basis	$0.83	$0.96	$0.91
Earnings (Loss) per share — basic	$(0.19)	$0.32	$1.21
Earnings (Loss) per share — diluted (1)	$(0.19)	$0.32	$1.18
____________________

*	Totals may not foot due to rounding.

(1)
In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. For the years ended March 31, 2016 and March 31, 2015, anti-dilution would total $0.04 and $0.02, respectively.

Total Investment Income
For the year ended March 31, 2016 as compared to the year ended March 31, 2015
The decrease in total investment income for the year ended March 31, 2016 compared to the year ended March 31, 2015 was primarily driven by a decrease in interest income of $78.3 million due to a lower income-bearing investment portfolio, an increase in investments on non-accrual status, and a decrease in prepayment fees and income recognized from the acceleration of OID on repaid investments which totaled $12.9 million and $44.0 million for the years ended March 31, 2016 and March 31, 2015, respectively. The decrease in total investment income was partially offset by an increase in dividend income of $25.3 million, primarily due to distributions received from the following portfolio companies: AMP Solar (UK) Limited; Dynamic Product Tankers, LLC; Golden Bear Warehouse LLC; Golden Hill CLO I, LLC; Merx Aviation Finance, LLC; and MSEA Tankers LLC.
For the year ended March 31, 2015 as compared to the year ended March 31, 2014
The increase in total investment income for the year ended March 31, 2015 compared to the year ended March 31, 2014 was primarily due to the increase in interest income. Interest income increased due to an increase in the investment portfolio size, which increased to an average cost of $3.5 billion for the year ended March 31, 2015 from an average cost of $3.2 billion for the year ended March 31, 2014. The increase in total investment income was also due to an increase in prepayment fees and income recognized from the acceleration of OID on repaid investments which totaled $44.0 million for the year ended March 31, 2015 as compared to $24.8 million for the year ended March 31, 2014.

Net Expenses
For the year ended March 31, 2016 as compared to the year ended March 31, 2015
The decrease in expenses for the year ended March 31, 2016 compared to the year ended March 31, 2015 was primarily driven by a decrease of $20.5 million in management and performance-based incentive fees (net of amounts waived) due to lower average gross assets, a higher CION fee offset, lower investment income, and reversal of prior period incentive fee due to lower than par realization on certain PIK investments. The decrease in management and performance-based incentive fees was partially offset by an increase of $1.5 million in interest and other debt expenses, primarily due to the issuance of the 2025 Notes in March 2015, which increased the total cost of debt from 4.98% for the year ended March 31, 2015 to 5.45% for the year ended March 31, 2016. The increase in interest expense related to the 2025 Notes was partially offset by decreased utilization of the Senior Secured Facility, the repayment of the Senior Secured Notes in October 2015, and the repayment of the Convertible Notes in January 2016, which collectively decreased the average debt outstanding from $1.59 billion during the year ended March 31, 2015 to $1.47 billion during the year ended March 31, 2016.
For the year ended March 31, 2015 as compared to the year ended March 31, 2014
The increase in expenses for the year ended March 31, 2015 compared to the year ended March 31, 2014 was primarily driven by an increase of $13.5 million in management and performance-based incentive fees (net of amounts waived) due to the increase in the size and net investment income earned on the portfolio. The increase in expenses was also attributable to an increase of $10.7 million in interest and other debt expenses due to a higher average debt balance, which increased from $1.24 billion during the year ended March 31, 2014 to $1.59 billion during the year ended March 31, 2015. The total cost of debt declined from 5.52% during the year ended March 31, 2014 to 4.98% for the year ended March 31, 2015 primarily as a result of the utilization of our Senior Secured Credit Facility.
Net Realized Gains (Losses)
During the year ended March 31, 2016, we recognized gross realized gains of $22.5 million and gross realized losses of $217.9 million, resulting in net realized losses of $195.4 million. Significant realized gains (losses) for the year ended March 31, 2016 are summarized below:

(in millions)	Net Realized Gain (Loss)
Fidji Luxco (BC) S.C.A.	$11.8
Artsonig Pty Ltd	(21.7)
Molycorp, Inc.	(22.1)
Magnetation, LLC	(32.1)
Miller Energy Resources, Inc.	(33.5)
PlayPower Holdings, Inc.	(39.7)
During the year ended March 31, 2015, we recognized gross realized gains of $50.3 million and gross realized losses of $63.7 million, resulting in net realized losses of $13.4 million. Significant realized gains (losses) for the year ended March 31, 2015 are summarized below:

(in millions)	Net Realized Gain (Loss)
Aventine Renewable Energy Holdings, Inc.	$11.6
Altegrity, Inc.	(17.7)
Walter Energy Inc.	(26.5)

During the year ended March 31, 2014, we recognized gross realized gains of $58.9 million and gross realized losses of $165.4 million, resulting in net realized losses of $106.5 million. Significant realized gains (losses) for the year ended March 31, 2014 are summarized below:

(in millions)	Net Realized Gain (Loss)
Penton Business Media Holdings, LLC	$11.5
Altegrity, Inc.	(10.2)
Texas Competitive Electric Holdings	(13.5)
Cengage Learning Acquisitions, Inc.	(44.6)
ATI Acquisition Company	(54.4)
Net Change in Unrealized Gains (Losses)
During the year ended March 31, 2016, we recognized gross unrealized gains of $180.8 million and gross unrealized losses of $223.2 million, resulting in net unrealized losses of $42.4 million. Significant unrealized gains (losses) for the year ended March 31, 2016 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
PlayPower Holdings, Inc.	$21.8
Molycorp, Inc.	20.4
Generation Brands Holdings, Inc.	17.8
Merx Aviation Finance, LLC	16.4
Golden Bear Warehouse LLC	14.1
LVI Group Investments, LLC	12.8
Renewable Funding Group, Inc.	10.6
PetroBakken Energy Ltd.	10.6
Delta Educational Systems, Inc.	(11.6)
Garden Fresh Restaurant Corp.	(16.5)
Osage Exploration & Development, Inc.	(18.4)
Spotted Hawk Development, LLC	(20.6)
SquareTwo Financial Corp.	(26.8)
During the year ended March 31, 2015, we recognized gross unrealized gains of $137.1 million and gross unrealized losses of $276.3 million, resulting in net unrealized losses of $139.2 million. Significant unrealized gains (losses) for the year ended March 31, 2015 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Generation Brands Holdings, Inc. (Quality Homes)	$30.0
Altegrity, Inc.	16.6
Asset Repackaging Trust Six B.V.	11.7
Merx Aviation Finance, LLC	11.2
PetroBakken Energy Ltd.	(10.4)
Aveta, Inc.	(11.0)
First Data Corp.	(11.2)
SquareTwo (CA Holdings, Collect America, Ltd.)	(11.2)
Delta Educational Systems, Inc. (Gryphon Colleges Corp.)	(14.1)
Molycorp, Inc.	(20.4)
Magnetation LLC	(22.1)
LVI Group Investments, LLC	(26.9)
Venoco, Inc. (Denver Parent)	(35.0)

During the year ended March 31, 2014, we recognized gross unrealized gains of $276.4 million and gross unrealized losses of $100.3 million, resulting in net unrealized gains of $176.1 million. Significant unrealized gains (losses) for the year ended March 31, 2014 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
ATI Acquisition Company	$53.9
Cengage Learning Acquisitions Inc.	44.3
PlayPower Holdings, Inc.	17.1
inVentiv Health, Inc.	12.9
Garden Fresh Restaurant Corp.	12.9
Texas Competitive Electric Holdings	12.0
BCA Osprey II Limited	10.6
Penton Business Media Holdings, LLC	(10.8)
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
Cash Equivalents
We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. (See Note 2 within the Notes to Financial Statements.) At the end of each fiscal quarter, we consider taking proactive steps utilizing cash equivalents with the objective of enhancing our investment flexibility during the following quarter, pursuant to Section 55 of the 1940 Act. More specifically, we may purchase U.S. Treasury bills from time-to-time on the last business day of the quarter and typically close out that position on the following business day, settling the sale transaction on a net cash basis with the purchase, subsequent to quarter end. Apollo Investment may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our Senior Secured Facility, as we deem appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. There were no cash equivalents held as of March 31, 2016.
Debt
See Note 6 and Note 7 within the Notes to Financial Statements for information on the Company’s debt and public offerings.
The following table shows the contractual maturities of our debt obligations as of March 31, 2016:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$637.9	$—	$—	$637.9	$—
Senior Secured Notes (Series A)	29.0	29.0	—	—	—
Senior Secured Notes (Series B)	16.0	—	16.0	—	—
2042 Notes	150.0	—	—	—	150.0
2043 Notes	150.0	—	—	—	150.0
2025 Notes	344.7	—	—	—	344.7
Total Debt Obligations	$1,327.6	$29.0	$16.0	$637.9	$644.7
____________________

(1)
As of March 31, 2016, aggregate lender commitments under the Senior Secured Facility totaled $1.31 billion and $655.8 million of unused capacity. As of March 31, 2016, there were $16.3 million of letters of credit issued under the Senior Secured Facility that were not recorded as liabilities on the Company’s Statement of Assets and Liabilities.

On April 24, 2015, the Company amended and restated the Senior Secured Facility. The amendment increased the lenders’ commitments to $1.31 billion, extended the final maturity date to April 24, 2020, and allows the Company to seek additional commitments from new and existing lenders in the future, up to an aggregate facility size not to exceed $1.965 billion. The Senior Secured Facility is secured by substantially all of the assets in Apollo Investment’s portfolio, including cash and cash equivalents. Commencing May 24, 2019, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the Senior Secured Facility as of April 24, 2019. In addition, the stated interest rate on the facility was changed from LIBOR plus 2.00% to a formula-based calculation based on a minimum borrowing base, resulting in a stated interest rate of either LIBOR plus 1.75% or LIBOR plus 2.00%. As of March 31, 2016, the stated interest rate on the facility was LIBOR plus 2.00%. The Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Senior Secured Facility and participation and fronting fees totaling 2.25% per annum on the letters of credit issued.
Shareholders’ Equity
On August 6, 2015, the Company adopted a plan for the purpose of repurchasing up to $50 million of its common stock in accordance with applicable rules specified in the Securities Exchange Act of 1934 (the “1934 Act”) (the “August Repurchase Plan”). Since adopting the August Repurchase Plan, the Company has repurchased the full amount authorized by the Board of Directors under such plan.
On December 14, 2015, the Board of Directors approved a new plan to acquire up to an additional $50 million of its common stock in accordance with applicable rules specified in the 1934 Act (the “Current Repurchase Plan,” and together with the August Repurchase Plan, the “Repurchase Plans”). The Current Repurchase Plan is designed to allow the Company to repurchase its shares both during its open window periods and at times when it otherwise might be prevented from doing so under applicable insider trading laws or because of self-imposed trading blackout periods. A broker selected by the Company will have the authority under the terms and limitations specified in an agreement with the Company to repurchase shares on the Company’s behalf in accordance with the terms of the Current Repurchase Plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the Current Repurchase Plan. Pursuant to the Current Repurchase Plan, the Company may from time to time repurchase a portion of its shares of common stock and the Company is hereby notifying shareholders of its intention as required by applicable securities laws.
On September 15, 2015, the Company allocated $5 million to be repurchased under the August Repurchase Plan in accordance with SEC Rule 10b5-1 (the “September 10b5-1 Repurchase Plan”). On December 16, 2015 and March 17, 2016, the Company allocated $10 million and $5 million, respectively, to be repurchased under the Current Repurchase Plan in accordance with SEC Rule 10b5-1 (together with the September 10b5-1 Repurchase Plan, the “10b5-1 Repurchase Plans”).
Under the Repurchase Plans and the 10b5-1 Repurchase Plans (the “Plans”), the Company repurchased 10,584,855 shares at a weighted average price per share of $5.90, inclusive of commissions. This represents a discount of approximately 23.09% of the average net asset value per share for the year ended March 31, 2016. Since the inception of the Plans through March 31, 2016, the dollar amount of shares repurchased totaled $62.4 million.
Distributions
Distributions paid to shareholders for the years ended March 31, 2016, 2015 and 2014 totaled $187.2 million ($0.80 per share), $189.4 million ($0.80 per share), and $175.4 million ($0.80 per share), respectively. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to shareholders through March 31, 2016 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ended March 31, 2016. Tax characteristics of all distributions will be reported to shareholders on Form 1099 after the end of the calendar year. Our quarterly distributions, if any, will be determined by our Board of Directors.
To maintain our RIC status, we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. Although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment. Currently, we have substantial net capital loss carryforwards and consequently do not expect to generate cumulative net capital gains in the foreseeable future.
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
PIK Income
For the year ended March 31, 2016, PIK income totaled $40.1 million on total investment income of $379.7 million. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders annually in the form of dividends, even though the Company has not yet collected the cash. See Note 5 within the Notes to the Financial Statements for more information on the Company’s PIK income.
Related Party Transactions
See Note 3 within the Notes to the Financial Statements for information on the Company’s related party transactions.
Effective April 1, 2016 through March 31, 2017, the Investment Adviser has agreed to waive 25% of its base management fee and up to 25% of its performance-based incentive fee so that during the waiver period the management fee is reduced from 2% to 1.5% and the incentive fee on pre-incentive fee net investment income (“incentive fee”) could be accrued at as low a rate as 15% to the extent the Company experiences cumulative net realized and change in unrealized losses during the waiver period (“cumulative net losses”).
During the waiver period, assuming that the Investment Adviser would earn incentive fees at the 20% rate provided in the Investment Advisory Agreement, the incentive fee will initially be accrued at the rate of 17.5% and will be adjusted as of the end of each quarter. The incentive fee accrual will be increased up to a maximum rate of 20% to the extent that the Company experiences cumulative net realized and change in unrealized gains (“cumulative net gains”) during the period and will be decreased down to a minimum rate of 15% to the extent that the Company experiences cumulative net losses during the period. The inclusion of cumulative net gains and cumulative net losses will be measured on a cumulative basis from April 1, 2016 through the end of each quarter during the waiver period. Any cumulative net gains will result in a dollar for dollar increase in the incentive fee payable up to a maximum rate of 20% and any cumulative net losses will result in a dollar for dollar decrease in the incentive fee payable down to a minimum rate of 15%.
If the resulting incentive fee rate is less than 20%, the percentage at which the Investment Adviser’s 100% catch-up is complete will also be reduced ratably from 2.1875% (8.75% annualized) to as low as 2.06% (8.24% annualized).
As an illustration of the foregoing incentive fee waiver, if cumulative pre-incentive fee net investment income through the end of each successive quarter during the waiver period is $54 million, $108 million, $161 million and $215 million, and the cumulative net gains or cumulative net losses are $20 million gains, $20 million losses, zero and $10 million losses, the incentive fee would be accrued at a rate of 20% for the first quarter, 15% through the first two quarters, 17.5% through the first three quarters, and 15% through the end of the fiscal year.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. During the year ended March 31, 2016, many of the loans in our portfolio had floating interest rates. These loans are usually based on floating LIBOR and typically have durations of one to twelve months after which they reset to current market interest rates. The Company also has a Senior Secured Facility that is based on floating LIBOR rates.
The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of March 31, 2016, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income		Net Investment Income Per Share
Up 400 basis points	$14.0	million	$0.062
Up 300 basis points	$9.1	million	$0.040
Up 200 basis points	$4.2	million	$0.018
Up 100 basis points	$(0.7	) million	$(0.003)
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

Item 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2016. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2016 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of March 31, 2016 based on the criteria on Internal Control — Integrated Framework issued by COSO.
The effectiveness of the Company’s internal control over financial reporting as of March 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Apollo Investment Corporation:
In our opinion, the accompanying statements of assets and liabilities, including the schedules of investments, and the related statements of operations, changes in net assets and cash flows present fairly, in all material respects, the financial position of Apollo Investment Corporation (the “Company”) at March 31, 2016 and March 31, 2015, and the results of its operations, the changes in net assets, and its cash flows for each of the three years in the period ended March 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing on page 58 of the annual report to shareholders. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. Our procedures included confirmation of securities at March 31, 2016 by correspondence with the custodians, and where replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinions.
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

/s/  PricewaterhouseCoopers LLP
New York, New York
May 19, 2016

APOLLO INVESTMENT CORPORATION STATEMENTS OF ASSETS AND LIABILITIES (In thousands, except share and per share data)

	March 31, 2016	March 31, 2015
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost — $2,052,896 and $2,514,328, respectively)	$1,790,294	$2,357,042
Non-controlled/affiliated investments (cost — $216,202 and $297,948, respectively)	272,558	327,218
Controlled investments (cost — $829,029 and $674,299, respectively)	853,977	665,567
Total investments at fair value (cost — $3,098,127 and $3,486,575, respectively)	2,916,829	3,349,827
Cash	16,521	3,766
Foreign currencies (cost — $2,354 and $4,856, respectively)	2,384	4,651
Receivable for investments sold	79,625	114,884
Interest receivable	29,749	43,312
Dividends receivable	9,509	5,425
Deferred financing costs	29,147	29,743
Prepaid expenses and other assets	9,523	9,283
Total Assets	$3,093,287	$3,560,891

Liabilities
Debt	$1,327,610	$1,498,759
Payable for investments purchased	25,091	10,736
Dividends payable	45,231	47,348
Management and performance-based incentive fees payable	31,124	37,361
Interest payable	7,444	15,851
Accrued administrative services expense	2,015	2,000
Other liabilities and accrued expenses	9,191	11,228
Total Liabilities	$1,447,706	$1,623,283
Commitments and contingencies (Note 8)
Net Assets	$1,645,581	$1,937,608

Net Assets
Common stock, $0.001 par value (400,000,000 shares authorized; 226,156,496 and 236,741,351 shares issued and outstanding, respectively)	$226	$237
Paid-in capital in excess of par	3,026,922	3,197,715
Accumulated (overdistributed) underdistributed net investment income	71,231	(35,589)
Accumulated net realized loss	(1,288,141)	(1,102,517)
Net unrealized loss	(164,657)	(122,238)
Net Assets	$1,645,581	$1,937,608

Net Asset Value Per Share	$7.28	$8.18

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF OPERATIONS (In thousands, except per share data)

	Year Ended March 31,
	2016	2015	2014
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$257,997	$345,887	$310,031
Dividend income	3,885	5,298	7,149
Other income	11,176	11,899	12,012
Non-controlled/affiliated investments:
Interest income	1,194	3,744	3,252
Dividend income	32,295	19,594	19,765
Other income	368	87	—
Controlled investments:
Interest income	51,116	38,981	23,375
Dividend income	21,651	7,641	4,921
Other income	63	500	841
Total Investment Income	$379,745	$433,631	$381,346
Expenses
Management fees	$66,176	$73,604	$62,819
Performance-based incentive fees	43,943	53,179	46,924
Interest and other debt expenses	80,850	79,329	68,639
Administrative services expense	6,449	5,850	5,600
Other general and administrative expenses	8,745	9,543	8,257
Total expenses	206,163	221,505	192,239
Management and performance-based incentive fees waived	(19,440)	(15,615)	(12,092)
Expense reimbursements	(235)	(232)	(49)
Net Expenses	$186,488	$205,658	$180,098
Net Investment Income	$193,257	$227,973	$201,248
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$(154,230)	$(27,451)	$(118,745)
Non-controlled/affiliated investments	(5,554)	11,300	2,078
Controlled investments	(39,736)	—	(969)
Foreign currency transactions	4,626	2,783	2,588
Derivatives and other	(470)	—	8,541
Net realized losses	(195,364)	(13,368)	(106,507)
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	(105,316)	(191,645)	163,972
Non-controlled/affiliated investments	27,086	21,684	(2,115)
Controlled investments	33,680	13,294	26,840
Foreign currency translations	2,131	17,484	(12,566)
Net change in unrealized gains (losses)	(42,419)	(139,183)	176,131
Net Realized and Change in Unrealized Gains (Losses)	$(237,783)	$(152,551)	$69,624
Net Increase (Decrease) in Net Assets Resulting from Operations	$(44,526)	$75,422	$270,872
Earnings (Loss) Per Share — Basic	$(0.19)	$0.32	$1.21
Earnings (Loss) Per Share — Diluted	$(0.19)	$0.32	$1.18

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF CHANGES IN NET ASSETS (In thousands, except share data)

	Year Ended March 31,
	2016	2015	2014
Operations
Net investment income	$193,257	$227,973	$201,248
Net realized losses	(195,364)	(13,368)	(106,507)
Net change in unrealized gains (losses)	(42,419)	(139,183)	176,131
Net Increase (Decrease) in Net Assets Resulting from Operations	$(44,526)	$75,422	$270,872

Distributions to Shareholders
Distribution of net investment income	$(111,853)	$(165,626)	$(182,193)
Distribution of return of capital	(73,211)	(23,767)	—
Net Decrease in Net Assets Resulting from Distributions to Shareholders	$(185,064)	$(189,393)	$(182,193)

Capital Share Transactions
Net proceeds from the issuance of common stock	$—	$—	$286,553
Offering costs for the issuance of common stock	—	(32)	(1,010)
Repurchase of common stock	(62,437)	—	—
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$(62,437)	$(32)	$285,543

Net Assets
Net increase (decrease) in net assets during the period	$(292,027)	$(114,003)	$374,222
Net assets at beginning of period	1,937,608	2,051,611	1,677,389
Net Assets at End of Period	$1,645,581	$1,937,608	$2,051,611

Capital Share Activities
Shares sold during the period	—	—	33,850,000
Shares repurchased during the period	(10,584,855)	—	—
Shares issued and outstanding at beginning of period	236,741,351	236,741,351	202,891,351
Shares Issued and Outstanding at End of Period	226,156,496	236,741,351	236,741,351

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF CASH FLOWS (In thousands)

	Year Ended March 31,
	2016	2015	2014
Operating Activities
Net increase (decrease) in net assets resulting from operations	$(44,526)	$75,422	$270,872
Net realized losses	195,364	13,368	106,507
Net change in unrealized (gains) losses	42,419	139,183	(176,131)
Net amortization of premiums and accretion of discounts on investments	(7,185)	(11,409)	(34,366)
Accretion of discount on notes	595	85	—
Amortization of deferred financing costs	6,472	6,676	7,168
Increase from foreign currency transactions	4,626	1,797	3,240
Changes in operating assets and liabilities:
Payment-in-kind interest and dividends capitalized	(40,836)	(31,036)	(28,884)
Purchases of investments	(1,074,457)	(2,319,922)	(2,722,593)
Proceeds from derivatives	—	—	8,541
Proceeds from sales and repayments of investments	1,360,550	2,167,586	2,254,984
Decrease (increase) in interest receivable	14,162	(3,206)	11,884
Increase in dividends receivable	(4,084)	(1,798)	(924)
Decrease (increase) in prepaid expenses and other assets	(240)	(8,991)	28
Increase (decrease) in management and performance-based incentive fees payable	(6,237)	6,253	4,599
Increase (decrease) in interest payable	(8,407)	1,533	2,306
Increase (decrease) in accrued administrative services expense	15	85	(304)
Increase (decrease) in other liabilities and accrued expenses	(2,037)	7,415	296
Net Cash Provided by (Used in) Operating Activities	$436,194	$43,041	$(292,777)
Financing Activities
Issuances of debt	$2,042,514	$3,176,136	$2,537,088
Payments of debt	(2,212,961)	(3,031,030)	(2,334,130)
Financing costs paid and deferred	(5,876)	(4,818)	(11,778)
Net proceeds from the issuance of common stock	—	—	286,553
Offering costs for the issuance of common stock	—	(32)	(1,010)
Repurchase of common stock	(62,437)	—	—
Dividends paid	(187,181)	(189,393)	(175,423)
Net Cash Provided by (Used in) Financing Activities	$(425,941)	$(49,137)	$301,300

Cash and Foreign Currencies
Net increase (decrease) in cash and foreign currencies during the period	$10,253	$(6,096)	$8,523
Effect of foreign exchange rate changes	235	(223)	16
Cash and foreign currencies at beginning of period	8,417	14,736	6,197
Cash and Foreign Currencies at End of Period	$18,905	$8,417	$14,736

Supplemental Disclosure of Cash Flow Information
Cash interest paid	$79,763	$69,098	$56,584

Non-Cash Activities
Payment-in-kind income	$40,078	$34,092	$28,974
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2016
(In thousands, except share data)

Investment	Industry (9)	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)
Non-Controlled/Non-Affiliated Investments
Corporate Debt
Secured Debt
First Lien Secured Debt
First Lien Secured Debt (excluding Revolvers and Letters of Credit)
Aventine Renewable Energy Holdings, Inc.	Chemicals, Plastics & Rubber	10.50% Cash (15.00% PIK Toggle)	9/22/17	$16,764	$19,053	$15,334
Aveta, Inc. (16)	Healthcare & Pharmaceuticals	9.75% (3M L+825, 1.50% Floor)	12/12/17	21,367	21,114	13,461
Aveta, Inc. (16)	Healthcare & Pharmaceuticals	9.75% (3M L+825, 1.50% Floor)	12/12/17	15,533	15,315	9,786
Belk, Inc.	Retail	5.75% (6M L+475, 1.00% Floor)	12/12/22	1,866	1,610	1,660
ChyronHego Corporation (18)	High Tech Industries	6.63% (3M L+563, 1.00% Floor)	3/9/20	32,225	31,684	31,580
Deep Gulf Energy II, LLC	Energy – Oil & Gas	14.50% (3M L+1300, 1.50% Floor)	9/30/18	25,000	25,000	22,500
Delta Educational Systems, Inc. (16)	Education	16.00% (3M L+1400 PIK, 2.00% Floor)	12/11/16	6,784	6,784	6,784
Dodge Data & Analytics LLC	Business Services	9.75% (3M L+875, 1.00% Floor)	10/31/19	53,125	52,316	51,664
ECN Holding Company (Emergency Communications Network) (16)(18)	High Tech Industries	8.00% (3M L+700, 1.00% Floor)	6/12/21	11,166	11,017	10,786
ECN Holding Company (Emergency Communications Network) (16)(18)	High Tech Industries	8.00% (6M L+700, 1.00% Floor)	6/12/21	11,166	11,017	10,786
LabVantage Solutions Inc.	High Tech Industries	9.00% (3M L+800, 1.00% Floor)	12/29/20	14,906	14,445	14,422
LabVantage Solutions Limited (16)(17)	High Tech Industries	9.00% (3M E+800, 1.00% Floor)	12/29/20	€13,656	14,221	15,055
Magnetation, LLC (14)	Metals & Mining	12.00% PIK	7/7/16	13,466	12,427	1,687
Maxus Capital Carbon SPE I, LLC	Chemicals, Plastics & Rubber	13.00%	12/31/18	59,305	59,305	58,569
My Alarm Center, LLC, Term Loan A (16)	Business Services	9.00% (1M L+800, 1.00% Floor)	1/9/19	28,035	28,035	27,545
My Alarm Center, LLC, Term Loan B (16)(23)	Business Services	9.00% (1M L+800, 1.00% Floor)	1/9/19	7,774	7,774	7,638
My Alarm Center, LLC, Unfunded Term Loan B (8)(16)(21)(23)	Business Services	0.35% Unfunded	1/9/19	987	—	(17)
My Alarm Center, LLC, Term Loan C (16)(23)	Business Services	9.00% (3M L+800, 1.00% Floor)	1/9/19	2,865	2,865	2,814
My Alarm Center, LLC, Unfunded Term Loan C (8)(16)(21)(23)	Business Services	0.35% Unfunded	1/9/19	1,247	—	(22)
Osage Exploration & Development, Inc. (11)(14)(16)(17)	Energy – Oil & Gas	11.44% Cash (1M L+1100 PIK Toggle)	4/27/16	26,698	24,706	5,374

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2016
(In thousands, except share data)

Investment	Industry (9)	Interest Rate (20)	Maturity Date	Par (12)		Cost	Fair Value (1)
Osage Exploration & Development, Inc. (16)(17)(23)	Energy – Oil & Gas	8.00%	4/25/16		$400	$400	$400
Saba Software, Inc. (18)	High Tech Industries	9.75% (1M L+875, 1.00% Floor)	3/30/21		9,925	9,925	9,776
SCM Insurance Services, Inc. (17)	Business Services	9.25%	8/22/19	C$	39,480	33,035	26,538
Spotted Hawk Development, LLC (14)	Energy – Oil & Gas	19.00% (13.00% Cash plus 6.00% PIK)	9/12/16		85,660	84,380	64,071
Telestream Holdings Corporation (18)	High Tech Industries	7.77% (3M L+677, 1.00% Floor)	1/15/20		31,691	31,691	31,057
UniTek Global Services Inc. (16)	Telecommunications	9.50% (3M L+750 Cash plus 1.00% PIK, 1.00% Floor)	1/13/19		13,427	13,427	13,427
UniTek Global Services Inc. (16)	Telecommunications	11.00% (P+650 Cash plus 1.00% PIK)	1/13/19		4,500	4,500	4,500
UniTek Global Services Inc. (16)	Telecommunications	8.50% (3M L+750, 1.00% Floor)	1/13/19		32,367	32,367	30,748
Venoco, Inc. (16)	Energy – Oil & Gas	12.00%	2/28/19		40,517	40,517	32,566
Total First Lien Secured Debt (excluding Revolvers and Letters of Credit)—31.7% (10)						$608,930	$520,489
Revolvers and Letters of Credit
Alliant Holdings Intermediate, LLC, Revolver (16)(23)	Insurance	3.94% (3M L+350)	8/14/20		$3,375	$3,375	$3,051
Alliant Holdings Intermediate, LLC, Revolver (16)(23)	Insurance	6.00% (P+250)	8/14/20		375	375	339
Alliant Holdings Intermediate, LLC, Unfunded Revolver (8)(16)(21)(23)	Insurance	0.50% Unfunded	8/14/20		11,141	(1,494)	(1,070)
Alliant Holdings Intermediate, LLC, Letter of Credit (8)(16)(23)	Insurance	3.375%	10/1/16		8	—	(1)
Alliant Holdings Intermediate, LLC, Letter of Credit (8)(16)(23)	Insurance	3.375%	11/30/16		56	—	(5)
Alliant Holdings Intermediate, LLC, Letter of Credit (8)(16)(23)	Insurance	3.375%	4/23/16		37	—	(4)
Alliant Holdings Intermediate, LLC, Letter of Credit (8)(16)(23)	Insurance	3.375%	5/4/16		8	—	(1)
Confie Seguros Holding II Co., Revolver (16)(23)	Insurance	4.93% (3M L+450)	11/9/17		1,120	1,120	1,008
Confie Seguros Holding II Co., Revolver (16)(23)	Insurance	7.00% (P+350)	11/9/17		500	500	450
Confie Seguros Holding II Co., Unfunded Revolver (8)(16)(21)(23)	Insurance	0.50% Unfunded	11/9/17		2,756	(248)	(276)
Confie Seguros Holding II Co., Letter of Credit (8)(16)(23)	Insurance	4.50%	1/13/17		124	—	(12)
LabVantage Solutions Limited, Unfunded Revolver (8)(16)(17)(21)(23)	High Tech Industries	0.50% Unfunded	12/29/20		€3,435	(114)	(127)
My Alarm Center, LLC, Unfunded Revolver (8)(16)(21)(23)	Business Services	0.35% Unfunded	1/9/19		6,250	—	(109)
Tibco Software Inc., Unfunded Revolver (8)(16)(21)(23)	High Tech Industries	0.50% Unfunded	12/5/19		6,000	(44)	(1,200)
Transfirst Holdings, Inc., Unfunded Revolver (16)(21)(23)	Diversified Investment Vehicles, Banking, Finance, Real Estate	0.50% Unfunded	11/12/19		2,949	(11)	—
Transfirst Holdings, Inc., Letter of Credit (16)(23)	Diversified Investment Vehicles, Banking, Finance, Real Estate	3.75%	11/12/19		51	—	—

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2016
(In thousands, except share data)

Investment	Industry (9)	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)
UniTek Global Services Inc., Unfunded Revolver (16)(21)(23)	Telecommunications	0.50% Unfunded	1/13/19	$5,000	$—	$—
UniTek Global Services Inc., Letter of Credit (16)(23)	Telecommunications	7.50%	1/13/19	8,812	—	—
UniTek Global Services Inc., Letter of Credit (16)(23)	Telecommunications	7.50%	1/13/19	1,850	—	—
Total Revolvers and Letters of Credit—0.1% (10)					$3,459	$2,043
Total First Lien Secured Debt—31.8% (10)					$612,389	$522,532
Second Lien Secured Debt
1A Smart Start LLC	Consumer Services	9.50% (3M L+850, 1.00% Floor)	8/22/22	$35,000	$34,345	$34,020
Access CIG, LLC (16)	Business Services	9.75% (3M L+875, 1.00% Floor)	10/17/22	35,755	34,180	33,558
Access CIG, LLC (16)	Business Services	9.75% (3M L+875, 1.00% Floor)	10/17/22	15,215	14,625	14,280
Active Network, Inc.	Business Services	9.50% (3M L+850, 1.00% Floor)	11/15/21	19,672	19,596	17,115
Appriss Holdings, Inc.	Business Services	9.25% (3M L+825, 1.00% Floor)	5/21/21	32,750	32,331	32,259
Armor Holding II LLC	Diversified Investment Vehicles, Banking, Finance, Real Estate	10.25% (3M L+900, 1.25% Floor)	12/26/20	8,000	7,886	7,740
Asurion Corporation	Insurance	8.50% (3M L+750, 1.00% Floor)	3/3/21	39,590	39,361	37,293
Confie Seguros Holding II Co. (16)	Insurance	10.25% (3M L+900, 1.25% Floor)	5/8/19	22,344	22,249	20,668
Delta Educational Systems, Inc. (16)	Education	35.00% PIK	6/10/18	1,289	1,289	3,223
Deltek, Inc.	Business Services	9.50% (3M L+850, 1.00% Floor)	6/26/23	15,086	14,879	14,558
Elements Behavioral Health, Inc.	Healthcare & Pharmaceuticals	13.00% (3M L+1200 PIK, 1.00% Floor)	2/11/20	9,821	9,754	9,428
Extraction Oil & Gas Holdings, LLC	Energy – Oil & Gas	10.00% and 11.00%	5/29/19	52,633	52,072	51,580
Garden Fresh Restaurant Corp. (16)	Hotel, Gaming, Leisure, Restaurants	15.00% (1M L+1350 PIK, 1.50% Floor)	1/1/19	46,400	44,933	25,520
Garden Fresh Restaurant Corp. (16)	Hotel, Gaming, Leisure, Restaurants	7.75% (3M L+625 PIK, 1.50% Floor)	1/1/19	8,929	7,569	7,232
GCA Services Group, Inc.	Business Services	10.00% (3M L+900, 1.00% Floor)	2/22/24	10,000	9,750	10,000
Grocery Outlet, Inc.	Food & Grocery	9.25% (3M L+825, 1.00% Floor)	10/21/22	25,000	24,673	23,312
GTCR Valor Companies, Inc.	Business Services	9.50% (3M L+850, 1.00% Floor)	11/30/21	35,000	34,705	34,810
Infiltrator Systems Integrated, LLC	Manufacturing, Capital Equipment	9.75% (3M L+875, 1.00% Floor)	5/26/23	13,889	13,632	13,637

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2016
(In thousands, except share data)

Investment	Industry (9)	Interest Rate (20)	Maturity Date	Par (12)		Cost	Fair Value (1)
Institutional Shareholder Services, Inc.	Business Services	8.50% (3M L+750, 1.00% Floor)	4/30/22		$6,640	$6,586	$6,109
MSC Software Corp. (17)	High Tech Industries	8.50% (3M L+750, 1.00% Floor)	5/31/21		13,448	13,342	11,565
Novolex Holdings, Inc.	Containers, Packaging & Glass	9.75% (3M L+875, 1.00% Floor)	6/5/22		42,045	41,120	39,733
Pabst Brewing Company	Consumer Goods – Durable	9.25% (3M L+825, 1.00% Floor)	11/14/22		27,000	26,703	26,291
Poseidon Merger Sub, Inc.	Business Services	9.50% (3M L+850, 1.00% Floor)	8/15/23		18,000	17,501	17,640
Premier Trailer Leasing, Inc.	Transportation – Cargo, Distribution	10.00% (3M L+900, 1.00% Floor)	9/24/20		52,000	51,171	53,040
River Cree Enterprises LP (11)(17)	Hotel, Gaming, Leisure, Restaurants	11.00%	1/20/21	C$	23,000	21,684	17,293
SiTV, Inc. (11)	Broadcasting & Subscription	10.375%	7/1/19		2,219	2,219	1,725
SMG	Hotel, Gaming, Leisure, Restaurants	9.25% (3M L+825, 1.00% Floor)	2/27/21		19,900	19,900	19,801
Sprint Industrial Holdings, LLC	Containers, Packaging & Glass	11.25% (3M L+1000, 1.25% Floor)	11/14/19		16,163	15,507	11,557
SquareTwo Financial Corp. (17)	Diversified Investment Vehicles, Banking, Finance, Real Estate	11.625%	4/1/17		65,152	64,722	32,014
Sterling Holdings Ultimate Parent, Inc.	High Tech Industries	9.25% (3M L+825, 1.00% Floor)	6/19/23		20,000	19,804	19,400
STG-Fairway Acquisitions, Inc.	Business Services	10.25% (3M L+925, 1.00% Floor)	6/30/23		15,000	14,649	14,250
TASC, Inc. (16)	Aerospace & Defense	12.00%	5/21/21		7,704	7,368	7,357
TASC, Inc. (16)	Aerospace & Defense	12.00%	5/21/21		7,058	6,934	6,741
TMK Hawk Parent, Corp.	Transportation – Cargo, Distribution	8.50% (3M L+750, 1.00% Floor)	10/1/22		34,000	33,709	33,490
Transfirst Holdings, Inc. (16)	Diversified Investment Vehicles, Banking, Finance, Real Estate	9.00% (3M L+800, 1.00% Floor)	11/11/22		29,840	29,538	29,989
Velocity Technology Solutions, Inc.	Business Services	9.00% (3M L+775, 1.25% Floor)	9/28/20		16,500	16,252	15,758
Venoco, Inc. (14)(16)	Energy – Oil & Gas	8.875% Cash (12.00% PIK Toggle)	2/28/19		37,993	48,170	20,766
Total Second Lien Secured Debt—47.1% (10)						$874,708	$774,752
Total Secured Debt—78.9% (10)						$1,487,097	$1,297,284

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2016
(In thousands, except share data)

Investment	Industry (9)	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)
Unsecured Debt
American Tire Distributors, Inc. (11)	Transportation – Cargo, Distribution	10.25%	3/1/22	$14,741	$14,819	$13,230
Canacol Energy Ltd. (17)(23)	Energy – Oil & Gas	9.50% (3M L+850, 1.00% Floor)	12/31/19	75,000	73,424	71,400
Delta Educational Systems, Inc. (14)(16)	Education	16.00% PIK	5/12/17	28,276	28,125	12,110
Radio One, Inc. (11)	Broadcasting & Subscription	9.25%	2/15/20	15,804	15,724	11,004
Sorenson Holdings, LLC (11)	Consumer Goods – Durable	13.00% Cash (13.00% PIK Toggle)	10/31/21	52	35	50
Tibco Software Inc. (11)(16)	High Tech Industries	11.375%	12/1/21	4,984	4,859	4,317
U.S. Security Associates Holdings, Inc.	Business Services	11.00%	7/28/18	135,000	135,000	136,350
UniTek Global Services Inc. (16)	Telecommunications	15.00% PIK	7/13/19	7,362	7,362	7,362
Total Unsecured Debt—15.5% (10)					$279,348	$255,823
Total Corporate Debt—94.4% (10)					$1,766,445	$1,553,107
Structured Products and Other
Asset Repackaging Trust Six B.V. (11)(17)(19)	Utilities – Electric	13.87%	5/18/27	$58,411	$25,294	$31,628
Craft 2013-1, Credit-Linked Note (11)(16)(17)	Diversified Investment Vehicles, Banking, Finance, Real Estate	9.87% (3M L+925)	4/17/22	25,000	25,066	23,501
Craft 2013-1, Credit-Linked Note (16)(17)	Diversified Investment Vehicles, Banking, Finance, Real Estate	9.87% (3M L+925)	4/17/22	7,625	7,730	7,175
Craft 2014-1A, Credit-Linked Note (11)(17)	Diversified Investment Vehicles, Banking, Finance, Real Estate	10.27% (3M L+965)	5/15/21	42,500	42,436	40,257
Craft 2015-2, Credit-Linked Note (11)(17)	Diversified Investment Vehicles, Banking, Finance, Real Estate	9.87% (3M L+925)	1/16/24	26,000	25,947	24,219
Dark Castle Holdings, LLC	Media – Diversified & Production	12.77%	N/A	24,395	1,189	1,088
JP Morgan Chase & Co., Credit-Linked Note (17)	Diversified Investment Vehicles, Banking, Finance, Real Estate	12.82% (1M L+1225)	12/20/21	43,250	41,427	42,356
NXT Capital CLO 2014-1, LLC, Class E Notes (11)(17)	Diversified Investment Vehicles, Banking, Finance, Real Estate	5.93% (3M L+550)	4/23/26	5,000	4,691	3,900
Renaissance Umiat, LLC, ACES Tax Receivable (15)(17)	Energy – Oil & Gas	15.25% to 17.46%	N/A	—	5,592	5,669
Total Structured Products and Other—10.9% (10)					$179,372	$179,793
Equity
Preferred Equity				Shares
Crowley Holdings, Inc., Series A Preferred Stock (11)	Transportation – Cargo, Distribution	12.00% (10.00% Cash plus 2.00% PIK)	N/A	32,500	$34,003	$34,328
Gryphon Colleges Corp., Preferred Stock (13)(14)	Education	13.50% PIK	N/A	12,360	27,686	—
Gryphon Colleges Corp., Preferred Stock (13)(14)	Education	12.50% PIK	N/A	332,500	6,863	—
Sungevity Inc., Series D Preferred Stock (13)	Energy – Electricity	N/A	N/A	114,678,899	4,171	3,750
Varietal Distribution Holdings, LLC, Class A Preferred Unit	Transportation – Cargo, Distribution	4.00% PIK	N/A	3,097	4,092	4,092
Total Preferred Equity—2.6% (10)					$76,815	$42,170

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2016
(In thousands, except share data)

Investment	Industry (9)	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)
Common Equity/Interests				Shares
Accelerate Parent Corp., Common Stock (13)	Transportation – Cargo, Distribution	N/A	N/A	1,664,046	$1,714	$2,000
AMP Solar Group, Inc., Class A Common Unit (13)(17)	Energy – Electricity	N/A	N/A	166,974	7,000	4,022
Clothesline Holdings, Inc., Common Stock (13)	Healthcare & Pharmaceuticals	N/A	N/A	6,000	6,000	642
Explorer Coinvest, LLC, Membership Interests (17)	Business Services	N/A	N/A	N/A	1,021	3,755
Garden Fresh Restaurant Holdings, LLC, Common Stock (13)	Hotel, Gaming, Leisure, Restaurants	N/A	N/A	50,000	5,000	—
Gryphon Colleges Corp., Common Stock (13)	Education	N/A	N/A	17,500	175	—
Skyline Data, News and Analytics LLC, Class A Common Unit (13)	Business Services	N/A	N/A	4,500	4,500	4,500
Sorenson Holdings, LLC, Membership Interests (13)	Consumer Goods – Durable	N/A	N/A	587	—	140
Varietal Distribution Holdings, LLC, Class A Common Unit (13)	Transportation – Cargo, Distribution	N/A	N/A	28,028	28	165
Total Common Equity/Interests—0.9% (10)					$25,438	$15,224
Warrants				Warrants
Energy & Exploration Partners, Inc., Common Stock Warrants (13)	Energy – Oil & Gas	N/A	N/A	60,778	$2,374	$—
Gryphon Colleges Corp., Class A-1 Preferred Stock Warrants (13)	Education	N/A	N/A	45,947	459	—
Gryphon Colleges Corp., Class B-1 Preferred Stock Warrants (13)	Education	N/A	N/A	104,314	1,043	—
Gryphon Colleges Corp., Common Stock Warrants (13)	Education	N/A	N/A	9,820	98	—
Osage Exploration & Development, Inc., Common Stock Warrants (13)(17)	Energy – Oil & Gas	N/A	N/A	1,496,843	—	—
Spotted Hawk Development, LLC, Common Stock Warrants (13)	Energy – Oil & Gas	N/A	N/A	54,545	852	—
Total Warrants—0.0% (10)					$4,826	$—
Total Equity—3.5% (10)					$107,079	$57,394
Total Non-Controlled/Non-Affiliated Investments—108.8% (10)					$2,052,896	$1,790,294

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2016
(In thousands, except share data)

Investment	Industry (9)	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)
Non-Controlled/Affiliated Investments (4)
Corporate Debt
Secured Debt
First Lien Secured Debt
Pelican Energy, LLC (14)(17)	Energy – Oil & Gas	10.00% Cash (10.00% PIK Toggle)	12/31/18	$28,313	$26,808	$17,500
Total First Lien Secured Debt—1.1% (10)					$26,808	$17,500
Total Secured Debt—1.1% (10)					$26,808	$17,500
Total Corporate Debt—1.1% (10)					$26,808	$17,500
Structured Products and Other
Golden Bear Warehouse LLC, Membership Interests (3)(17)	Diversified Investment Vehicles, Banking, Finance, Real Estate	N/A	N/A	$32,344	$32,908	$49,617
Highbridge Loan Management 3-2014, Ltd., Subordinated Notes (3)(11)(17)(22)	Diversified Investment Vehicles, Banking, Finance, Real Estate	5.15%	1/18/25	8,163	5,548	4,975
Ivy Hill Middle Market Credit Fund IX, Ltd., Subordinated Notes (3)(11)(17)(22)	Diversified Investment Vehicles, Banking, Finance, Real Estate	16.88%	10/18/25	12,500	10,181	9,717
Ivy Hill Middle Market Credit Fund X, Ltd., Subordinated Notes (3)(11)(17)(22)	Diversified Investment Vehicles, Banking, Finance, Real Estate	14.30%	7/18/27	14,000	12,290	10,722
Jamestown CLO I Ltd., Subordinated Notes (11)(17)(22)	Diversified Investment Vehicles, Banking, Finance, Real Estate	0.00%	11/5/24	4,325	2,875	380
MCF CLO I, LLC, Membership Interests (3)(11)(17)(22)	Diversified Investment Vehicles, Banking, Finance, Real Estate	14.23%	4/20/23	38,918	33,268	33,145
MCF CLO III, LLC, Class E Notes (11)(17)	Diversified Investment Vehicles, Banking, Finance, Real Estate	5.07% (3M L+445)	1/20/24	12,750	11,570	10,073
MCF CLO III, LLC, Membership Interests (3)(11)(17)(22)	Diversified Investment Vehicles, Banking, Finance, Real Estate	15.44%	1/20/24	41,900	34,700	31,180
Total Structured Products and Other—9.1% (10)					$143,340	$149,809
Equity
Preferred Equity				Shares
Renewable Funding Group, Inc., Series B Preferred Stock (13)	Energy – Electricity	N/A	N/A	1,505,868	$8,343	$20,459
Renewable Funding Group, Inc., Series D Preferred Stock (13)	Energy – Electricity	N/A	N/A	436,689	5,568	5,933
Total Preferred Equity—1.6% (10)					$13,911	$26,392
Common Equity/Interests				Shares
Generation Brands Holdings, Inc., Basic Common Stock (3)(13)	Consumer Goods – Durable	N/A	N/A	9,007	$—	$9,712
Generation Brands Holdings, Inc., Series 2L Common Stock (3)(13)	Consumer Goods – Durable	N/A	N/A	36,700	11,242	39,572
Generation Brands Holdings, Inc., Series H Common Stock (3)(13)	Consumer Goods – Durable	N/A	N/A	7,500	2,297	8,087
LVI Group Investments, LLC, Common Units (3)(13)	Environmental Industries	N/A	N/A	212,460	17,505	21,486
Pelican Energy, LLC, Membership Interests (13)(17)	Energy – Oil & Gas	N/A	N/A	1,228	1,099	—
Total Common Equity/Interests—4.8% (10)					$32,143	$78,857
Total Equity—6.4% (10)					$46,054	$105,249
Total Non-Controlled/Affiliated Investments—16.6% (10)					$216,202	$272,558

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2016
(In thousands, except share data)

Investment	Industry (9)	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)
Controlled Investments (5)
Corporate Debt
Secured Debt
First Lien Secured Debt
First Lien Secured Debt (excluding Revolvers and Letters of Credit)
Solarplicity Group Limited (17)	Energy – Electricity	12.50% Cash (12.50% PIK Toggle)	11/30/22	£114,670	$171,034	$163,034
Total First Lien Secured Debt (excluding Revolvers and Letters of Credit)—9.9% (10)					$171,034	$163,034
Revolvers and Letters of Credit
Merx Aviation Finance, LLC, Revolver (16)(23)	Aviation and Consumer Transport	12.00%	10/31/18	$403,084	$403,084	$403,084
Merx Aviation Finance, LLC, Unfunded Revolver (16)(21)(23)	Aviation and Consumer Transport	0.00% Unfunded	10/31/18	96,916	—	—
Merx Aviation Finance, LLC, Letter of Credit (16)(23)	Aviation and Consumer Transport	2.25%	7/13/16	177	—	—
Merx Aviation Finance Assets Ireland Limited, Letter of Credit (16)(23)	Aviation and Consumer Transport	2.25%	9/30/16	1,800	—	—
Merx Aviation Finance Assets Ireland Limited, Letter of Credit (16)(23)	Aviation and Consumer Transport	2.25%	9/30/16	1,800	—	—
Total Revolvers and Letters of Credit—24.5% (10)					$403,084	$403,084
Total First Lien Secured Debt—34.4% (10)					$574,118	$566,118
Second Lien Secured Debt
Miller Energy Resources, Inc.	Energy – Oil & Gas	8.00% Cash (10.00% PIK Toggle)	3/29/21	$25,000	$25,000	$25,000
Total Second Lien Debt—1.5% (10)					$25,000	$25,000
Total Secured Debt—35.9% (10)					$599,118	$591,118
Total Corporate Debt—35.9% (10)					$599,118	$591,118
Equity
Common Equity/Interests				Shares
Dynamic Product Tankers, LLC, Class A Units (17)(24)	Transportation – Cargo, Distribution	N/A	N/A	N/A	$48,106	$48,264
Merx Aviation Finance, LLC, Membership Interests	Aviation and Consumer Transport	N/A	N/A	N/A	64,255	93,714
Miller Energy Resources, Inc., Common Stock (13)	Energy – Oil & Gas	N/A	N/A	5,000,000	30,078	30,078
MSEA Tankers LLC, Class A Units (17)(25)	Transportation – Cargo, Distribution	N/A	N/A	N/A	85,000	84,138
Solarplicity Group Limited, Class B Common Shares (2)(13)(17)	Energy – Electricity	N/A	N/A	2,825	2,472	6,665
Total Common Equity/Interests—16.0% (10)					$229,911	$262,859
Total Equity—16.0% (10)					$229,911	$262,859
Total Controlled Investments—51.9% (10)					$829,029	$853,977

Total Investments—177.3% (6)(7)(10)					$3,098,127	$2,916,829

Liabilities in Excess of Other Assets—(77.3)% (10)						$(1,271,248)
Net Assets—100.0%						$1,645,581
____________________

(1)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (Note 2).

(2)	Solarplicity Group Limited is a GBP denominated equity investment.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2016
(In thousands, except share data)

(3)
Denotes investments in which the Company owns greater than 25% of the equity, where the governing documents of each entity preclude the Company from exercising a controlling influence over the management or policies of such entity. The Company does not have the right to elect or appoint more than 25% of the directors or another party has the right to elect or appoint more directors than the Company and has the right to appoint certain members of senior management. Therefore, the Company has determined that these entities are not controlled affiliates. As of March 31, 2016, we had a 28%, 100%, 26%, 32%, 32%, 36%, 97%, and 98% equity ownership interest in Generation Brands Holdings, Inc.; Golden Bear Warehouse, LLC; Highbridge Loan Management, Ltd.; Ivy Hill Middle Market Credit Fund IX, Ltd.; Ivy Hill Middle Market Credit Fund X, Ltd.; LVI Group Investments, LLC; MCF CLO I, LLC; and MCF CLO III, LLC, respectively.

(4)
Denotes investments in which we are an “Affiliated Person,” as defined in the 1940 Act, due to holding the power to vote or owning 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of March 31, 2015 and March 31, 2016 along with transactions during the year ended March 31, 2016 in these Affiliated investments are as follows:

Name of Issue	Fair Value at March 31, 2015	Gross Additions (Cost) ●	Gross Reductions (Cost) ■	Net Change in Unrealized Gains (Losses)	Fair Value at March 31, 2016	Net Realized Losses	Interest/Dividend/Other Income
AMP Solar (UK) Limited, Class A Preference Shares	$65,171	$67,313	$(133,668)	$1,184	$—	$(1,575)	$7,375
AMP Solar Group, Inc., Class A Common Unit	3,500	2,500	(6,000)	—	—	—	—
Generation Brands Holdings, Inc., Basic Common Stock	6,699	—	—	3,013	9,712	—	—
Generation Brands Holdings, Inc., Series 2L Common Stock	27,294	—	—	12,278	39,572	—	—
Generation Brands Holdings, Inc., Series H Common Stock	5,578	—	—	2,509	8,087	—	—
Golden Bear Warehouse LLC, Equity	6,833	51,574	(22,899)	14,109	49,617	—	1,318
Golden Hill CLO I, LLC, Equity	73,587	—	(71,478)	(2,109)	—	—	6,459
Highbridge Loan Management 3-2014, Ltd., Class E Notes	2,121	3	(2,280)	156	—	(67)	34
Highbridge Loan Management 3-2014, Ltd., Subordinated Notes	6,722	—	(990)	(757)	4,975	—	823
Ivy Hill Middle Market Credit Fund IX, Ltd., Subordinated Notes	11,375	—	(1,194)	(464)	9,717	—	1,704
Ivy Hill Middle Market Credit Fund X, Ltd., Subordinated Notes	—	12,457	(167)	(1,568)	10,722	—	1,099
Jamestown CLO I Ltd., Subordinated Notes	3,698	—	(557)	(2,761)	380	—	175
LVI Group Investments, LLC, Common Units	8,669	—	—	12,817	21,486	—	263
MCF CLO I, LLC, Membership Interests	38,490	—	(1,820)	(3,525)	33,145	—	6,538
MCF CLO III, LLC, Class E Notes	11,220	114	—	(1,261)	10,073	—	738
MCF CLO III, LLC, Membership Interests	38,984	—	(2,257)	(5,547)	31,180	—	6,336
Pelican Energy, LLC, First Lien Term Loan	—	27,524	(716)	(9,308)	17,500	—	369
Pelican Energy, LLC, Membership Interests	—	1,099	—	(1,099)	—	—	—
Renewable Funding Group, Inc., Promissory Note due 9/30/15	1,000	—	(1,000)	—	—	—	—
Renewable Funding Group, Inc., Promissory Note due 6/3/16	—	2,068	(2,068)	—	—	—	53
Renewable Funding Group, Inc., Series B Preferred Stock	9,309	—	882	10,268	20,459	—	—
Renewable Funding Group, Inc., Series D Preferred Stock	—	5,568	—	365	5,933	—	—
Slater Mill Loan Fund LP, LP Certificates	6,968	—	(5,754)	(1,214)	—	(3,912)	573
	$327,218	$170,220	$(251,966)	$27,086	$272,558	$(5,554)	$33,857
____________________
● Gross additions includes increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2016
(In thousands, except share data)

■ Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the amortization of premiums, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

(5)
Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Fair value as of March 31, 2015 and March 31, 2016 along with transactions during the year ended March 31, 2016 in these Controlled investments are as follows:

Name of Issue	Fair Value at March 31, 2015	Gross Additions (Cost) ●	Gross Reductions (Cost) ■	Net Change in Unrealized Gains (Losses)	Fair Value at March 31, 2016	Net Realized Losses	Interest/Dividend/Other Income
Dynamic Product Tankers, LLC, Class A Units	$—	$48,150	$(44)	$158	$48,264	$—	$5,785
Merx Aviation Finance, LLC, Revolver	352,084	51,000	—	—	403,084	—	43,703
Merx Aviation Finance, LLC, Unfunded Revolver	—	—	—	—	—	—	—
Merx Aviation Finance, LLC, Letter of Credit	—	—	—	—	—	—	—
Merx Aviation Finance, LLC, Membership Interests	165,172	—	(87,828)	16,370	93,714	—	5,400
Merx Aviation Finance Assets Ireland Limited, Letter of Credit	—	—	—	—	—	—	10
Merx Aviation Finance Assets Ireland Limited, Letter of Credit	—	—	—	—	—	—	10
Miller Energy Resources, Inc., Second Lien Term Loan	—	25,000	—	—	25,000	—	14
Miller Energy Resources, Inc., Common Stock	—	30,078	—	—	30,078	—	—
MSEA Tankers LLC, Class A Units	33,000	52,000	—	(862)	84,138	—	8,598
PlayPower Holdings, Inc., Common Stock	55,900	—	(77,722)	21,822	—	(39,736)	63
PlayPower Holdings, Inc., Series A Preferred	59,411	1,891	(61,302)	—	—	—	1,869
Solarplicity Group Limited, First Lien Term Loan	—	171,035	—	(8,001)	163,034	—	7,378
Solarplicity Group Limited, Class B Common Shares	—	2,472	—	4,193	6,665	—	—
	$665,567	$381,626	$(226,896)	$33,680	$853,977	$(39,736)	$72,830
____________________
● Gross additions includes increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
■ Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the amortization of premiums, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
As of March 31, 2016, the Company had a 85%, 100%, 49%, 98% and 28% equity ownership interest in Dynamic Product Tankers, LLC; Merx Aviation Finance, LLC; Miller Energy Resources, Inc.; MSEA Tankers, LLC; and Solarplicity Group Limited, respectively.

(6)	Aggregate gross unrealized gain and loss for federal income tax purposes is $279,370 and $387,492, respectively. Net unrealized loss is $108,122 based on a tax cost of $3,024,951.

(7)
Substantially all securities are pledged as collateral to our multi-currency revolving credit facility (the “Senior Secured Facility” as defined in Note 6). As such, these securities are not available as collateral to our general creditors.

(8)	The negative fair value is the result of the commitment being valued below par.

(9)	As a result of the amendment of our Senior Secured Facility on April 24, 2015, the industry classifications were updated in the Schedule of Investments as of March 31, 2016.

(10)	The percentage is calculated over net assets.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2016
(In thousands, except share data)

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

(20)
Generally, the interest rate on variable interest rate investments is at benchmark rate plus spread. The borrower has an option to choose the benchmark rate, such as the London Interbank Offered Rate (“LIBOR”), the Euro Interbank Offered Rate (“EURIBOR”), the federal funds rate or the prime rate. The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to 30-day, 90-day, 180-day or 360-day LIBOR rates (1M L, 3M L, 6M L or 12M L, respectively), at the borrower’s option. Both LIBOR and prime loans may be subject to interest floors. As of March 31, 2016, rates for 1M L, 3M L, 6M L and 12M L are 0.43725%, 0.6286%, 0.8997% and 1.2134%, respectively.

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

(23)
As of March 31, 2016, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 8 to the financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Portfolio Company	Total Commitment	Drawn Commitment	Letters of Credit	Undrawn Commitment
Alliant Holdings	$15,000	$3,750	$109	$11,141
Canacol Energy Ltd.	100,000	75,000	—	25,000
Confie Seguros Holding II Co.	4,500	1,620	124	2,756
LabVantage Solutions Limited	3,915	—	—	3,915
Merx Aviation Finance, LLC	177	—	177	—
Merx Aviation Finance Assets Ireland Limited	3,600	—	3,600	—
Miller Energy Resources, Inc.	10,000	—	—	10,000
My Alarm Center, LLC	19,123	10,639	—	8,484
Osage Exploration & Development, Inc.	1,400	400	—	1,000
Tibco Software Inc.	6,000	—	—	6,000
Transfirst Holdings, Inc.	3,000	—	51	2,949
UniTek Global Services Inc.	15,662	—	10,662	5,000
Total Commitments	$182,377	$91,409	$14,723	$76,245

(24)
As of March 31, 2016, Dynamic Product Tankers, LLC has various classes of limited liability interests outstanding of which Company holds Class A-1 and Class A-3 units which are identical except that Class A-1 unit is voting and Class A-3 unit is non-voting. The units entitle the Company to appoint three out of five managers to the board of managers.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2016
(In thousands, except share data)

(25)
As of March 31, 2016, MSEA Tankers, LLC has various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-2 units which are identical except that Class A-1 unit is voting and Class A-2 unit is non-voting. The units entitle the Company to appoint two out of three managers to the board of managers.

Industry Classification	Percentage of Total Investments (at Fair Value) as of March 31, 2016
Aviation and Consumer Transport	17.0%
Business Services	16.1%
Diversified Investment Vehicles, Banking, Finance, Real Estate	12.4%
Energy – Oil & Gas	11.9%
Transportation – Cargo, Distribution	9.4%
Energy – Electricity	7.0%
High Tech Industries	5.4%
Consumer Goods – Durable	2.9%
Chemicals, Plastics & Rubber	2.5%
Hotel, Gaming, Leisure, Restaurants	2.4%
Insurance	2.1%
Telecommunications	1.9%
Containers, Packaging & Glass	1.7%
Consumer Services	1.2%
Healthcare & Pharmaceuticals	1.1%
Utilities – Electric	1.1%
Food & Grocery	0.8%
Education	0.8%
Environmental Industries	0.7%
Aerospace & Defense	0.5%
Manufacturing, Capital Equipment	0.5%
Broadcasting & Subscription	0.4%
Metals & Mining	0.1%
Retail	0.1%
Media – Diversified & Production	0.0%
Total Investments	100.0%

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
______________________

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2015
(In thousands, except share data)

● Gross additions includes increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
■ Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the amortization of premiums, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
As of March 31, 2015, we had a 28%, 100%, 100%, 26%, 32%, 36%, 97%, 98% and 26% equity ownership interest in Generation Brands Holdings, Inc., Golden Bear Warehouse LLC, Golden Hill CLO I, LLC, Highbridge Loan Management, Ltd., Ivy Hill Middle Market Credit Fund IX, Ltd, LVI Group Investments, LLC, MCF CLO I LLC, MCF CLO III LLC, and Slater Mill Loan Fund LP, respectively. Investments that the Company owns greater than 25% of the equity and are shown in “Non-Controlled/Affiliated” have governing documents that preclude the Company from controlling management of the entity and therefore the Company has determined that the entity is not a controlled affiliate.

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
______________________
● Gross additions includes increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
■ Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the amortization of premiums, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
As of March 31, 2015, we had a 100% equity ownership interest in Merx Aviation Finance, LLC, MSEA Tankers LLC and PlayPower Holdings, Inc.

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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 1. Organization
Apollo Investment Corporation (the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” or “our”), a Maryland corporation incorporated on February 2, 2004, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We commenced operations on April 8, 2004 receiving net proceeds of $870,000 from our initial public offering by selling 62 million shares of common stock at a price of $15.00 per share. Since then, and through March 31, 2016, we have raised approximately $2,210,067 in net proceeds from additional offerings of common stock and repurchased common stock for $62,437.
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
Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the requirements on Form 10-K, ASC 946, Financial Services — Investment Companies (“ASC 946”), and Articles 6, 10 and 12 of Regulation S-X. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of the financial statements for the periods presented, have been included.
Under the 1940 Act, ASC 946, and the regulations pursuant to Article 6 of Regulation S-X, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit us. Consequently, as of March 31, 2016, the Company did not consolidate any subsidiary, controlled entity or any special purpose entities through which the special purpose entity acquires and holds investments subject to financing with third parties.
Certain amounts have been reclassified on the Statement of Assets and Liabilities and Statements of Operations. As of March 31, 2015, $65,171 of fair value and $66,354 of cost previously classified as controlled investments was reclassified to non-controlled/affiliated investments. For the year ended March 31, 2015, $1,183 of net change in unrealized loss previously classified as net change in unrealized gain (loss) from controlled investments was reclassified to net change in unrealized gain (loss) from non-controlled/affiliated investments. For the year ended March 31, 2015, $1,580 of investment income previously classified as investment income from controlled investments was reclassified to investment income from non-controlled/affiliated investments.

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
Cash and cash equivalents are carried at cost which approximates fair value. There were no cash equivalents held as of March 31, 2016 and March 31, 2015.
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

Investment Valuation Process
Under procedures established by our Board of Directors, we value investments, including certain secured debt, unsecured debt and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations (unless they are deemed not to represent fair value). We attempt to obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker, primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. If and when market quotations are unavailable or are deemed not to represent fair value, we typically utilize independent third party valuation firms to assist us in determining fair value. Accordingly, such investments go through our multi-step valuation process as described below. In each case, our independent third party valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations for such investments. Investments purchased within 15 days before the valuation date and debt investments with remaining maturities of 60 days or less may each be valued at cost with interest accrued or discount amortized to the date of maturity (although they are typically valued at available market quotations), unless such valuation, in the judgment of our Investment Adviser, does not represent fair value. In this case such investments shall be valued at fair value as determined in good faith by or under the direction of our Board of Directors including using market quotations where available. Investments that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of our Board of Directors. Such determination of fair values may involve subjective judgments and estimates.
With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, our Board of Directors has approved a multi-step valuation process each quarter, as described below:

1.	Our quarterly valuation process begins with each investment being initially valued by the investment professionals of our Investment Adviser who are responsible for the portfolio company.

2.	Preliminary valuation conclusions are then documented and discussed with senior management of our Investment Adviser.

3.
Independent valuation firms are engaged by our Board of Directors to conduct independent appraisals by reviewing our Investment Adviser’s preliminary valuations and then making their own independent assessment.

4.
The Audit Committee of the Board of Directors reviews the preliminary valuation of our Investment Adviser and the valuation prepared by the independent valuation firms and responds, if warranted, to the valuation recommendation of the independent valuation firms.

5.
The Board of Directors discusses valuations and determines in good faith the fair value of each investment in our portfolio based on the input of our Investment Adviser, the applicable independent valuation firm, and the Audit Committee of the Board of Directors.

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. During the year ended March 31, 2016, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.
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
Investment Income Recognition
The Company records interest and dividend income, adjusted for amortization of premium and accretion of discount, on an accrual basis. Some of our loans and other investments, including certain preferred equity investments, may have contractual payment-in-kind (“PIK”) interest or dividends. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. At the point the Company believes PIK is not fully expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are reversed from the related receivable through interest or dividend income, respectively. The Company does not reverse previously capitalized PIK interest or dividends. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if the Company believes that PIK is expected to be realized.
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
Federal and State Income Taxes
We have elected to be treated as a RIC under the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its shareholders at least 90% of its investment company taxable income and net capital gain, as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its shareholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to shareholders through March 31, 2016 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ended March 31, 2016. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to shareholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.
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
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of March 31, 2016, there were no uncertain tax positions. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2013 remain subject to examination by the Internal Revenue Service.
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
In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability (i.e., versus being capitalized as an asset and amortized as required under existing guidance), consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the new guidance (i.e., debt issuance costs will continue to be amortized as an increase to interest expense). In August 2015, the FASB issued additional guidance to address fees related to line-of-credit arrangements which were not addressed in the earlier guidance issued in April 2015. The guidance clarifies that deferred initial up-front commitment fees paid by a borrower to a lender represent the benefit of being able to access capital over the contractual term, and therefore, the entity should continue to present such costs as an asset and subsequently amortize them ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The Company is in the process of evaluating the impact that this new guidance will have on its financial statements.
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

In January 2016, the FASB issued guidance that revises the accounting related to the classification and measurement of investments in equity securities as well as the presentation for certain fair value changes in financial liabilities measured at fair value, and amends certain disclosure requirements. The guidance requires that all equity investments, except those accounted for under the equity method of accounting or those resulting in the consolidation of the investee, be accounted for at fair value with all fair value changes recognized in net income. Equity investments that do not have a readily determinable fair value, and do not qualify for the NAV practical expedient, may be measured at cost and adjusted for impairment or changes in the observable price. For financial liabilities measured using the fair value option, the guidance requires that any change in fair value caused by a change in instrument-specific credit risk be presented separately in other comprehensive income until the liability is settled or reaches maturity. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017, with early adoption permitted for certain provisions. A reporting entity would record a cumulative-effect adjustment to beginning retained earnings as of the beginning of the first reporting period in which the guidance is adopted, with minor exceptions. The Company is in the process of evaluating the impact that this guidance will have on its financial statements.
In March 2016, the FASB issued guidance that amends the principal versus agent considerations for reporting revenue gross versus net. The amended guidance affects entities that enter into contracts with customers to transfer goods or services in exchange for consideration. Under the amended guidance, when another party is involved in providing goods or services to a customer, an entity must determine whether the nature of its promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for that good or service to be provided by the other party (that is, the entity is an agent). An entity is a principal if it controls the specified good or service before that good or service is transferred to a customer. The amended guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customer. The amended guidance affects the guidance in the new revenue standard issued in May 2014, which is not yet effective. The effective date and transition requirements for the amended guidance are the same as the effective date and transition requirements for the new revenue standard. The Company is in the process of evaluating the impact that this guidance will have on its financial statements.
Note 3. Related Party Agreements and Transactions
The Company has an investment advisory and management agreement with the Investment Adviser (the “Investment Advisory Agreement”) under which AIM receives a fee from the Company, consisting of two components — a base management fee and a performance-based incentive fee. The base management fee is determined by taking the average value of our gross assets, net of the average of any payable for investments at the end of the two most recently completed calendar quarters calculated at an annual rate of 2.00%. The incentive fee has two parts, as follows: one part is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income including any other fees (other than fees for providing managerial assistance), such as structuring fees, administrative fees, amendment fees, rebate fees, and bridge fees or other fees that we receive from portfolio companies accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under an administration agreement between the Company and the Administrator, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income does not include any realized capital gains computed net of all realized capital losses and unrealized capital depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the rate of 1.75% per quarter (7% annualized). For the period between April 2, 2012 and March 31, 2016, AIM has agreed to voluntarily waive the management and incentive fees on the common shares issued on April 2, 2012 and May 20, 2013.
The Investment Adviser has also entered into an investment sub-advisory agreement with CION Investment Corporation (“CION”) (the “Sub-Advisory Agreement”) under which AIM receives management and incentive fees from CION in connection with the investment advisory services provided. For the period between April 1, 2014 and March 31, 2016, the Investment Adviser has agreed to waive all base management fees receivable under the Investment Advisory Agreement with the Company in the amount equal to the amount actually received by AIM from CION less the fully allocated incremental expenses accrued by AIM (“CION Fee Waiver”). The Sub-Advisory Agreement is subject to renewal annually and was last renewed in December 2015.
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
The accrual of this theoretical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no accrual for theoretical capital gains incentive fee for the years ended March 31, 2016, 2015 and 2014. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (the “Advisers Act”) or the Investment Advisory Agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the Investment Advisory Agreement which specifically excludes consideration of unrealized capital gain.
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
For the years ended March 31, 2016, 2015 and 2014, the Company recognized $66,176, $73,604, and $62,819, respectively, of base management fees and $43,943, $53,179, and $46,924, respectively, of performance-based incentive fees before impact of waived fees. For the years ended March 31, 2016, 2015 and 2014, management fees waived were $14,351, $9,407, and $6,960, respectively, and incentive fees waived were $5,089, $6,208, and $5,132, respectively.
As of March 31, 2016 and March 31, 2015, management and performance-based incentive fees payable were $31,124 and $37,361, respectively.
The amount of the incentive fees on PIK income for which payments have been deferred for the years ended March 31, 2016, 2015 and 2014 were $7,001, $5,863, and $3,898, respectively. The cumulative incentive fee on PIK income included in management and performance-based incentive fee payable line of the Statements of Assets and Liabilities as of March 31, 2016 and March 31, 2015 were $11,824 and $12,671, respectively.
The Company has also entered into an administration agreement with the Administrator (the “Administration Agreement”) under which AIA provides administrative services for the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator and requested to be reimbursed by the Administrator in performing its obligations under the Administration Agreement. The expenses include rent and the Company’s allocable portion of its Chief Financial Officer and Chief Compliance Officer and their respective staffs. For the years ended March 31, 2016, 2015 and 2014, the Company recognized administrative services expense under the Administration Agreement of $6,449, $5,850, and $5,600, respectively.
Merx Aviation Finance, LLC (“Merx”), a wholly-owned portfolio company of the Company, has also entered into an administration agreement with the Administrator (the “Merx Administration Agreement”) under which AIA provides administrative services to Merx for an annual fee of $150. The fee received from Merx by the Company is included in expense reimbursements in the Statements of Operations. For each of the three years in the period ended March 31, 2016, the Company received expense reimbursements under the Merx Administration Agreement of $150.
The Company has also entered into an expense reimbursement agreement with Merx Aviation Finance Assets Ireland, Limited, an affiliate of Merx that will reimburse the Company for reasonable out-of-pocket expenses incurred, including any interest, fees or other amounts incurred by the Company in connection with letters of credit issued on its behalf. For the years ended March 31, 2016, 2015 and 2014, the Company recognized expenses that were reimbursed under the expense reimbursement agreement of $85, $82, and $49, respectively.
We may co-invest on a concurrent basis with affiliates of ours, subject to compliance with applicable regulations and our allocation procedures. Certain types of negotiated co-investments may be made only in accordance with the terms of the exemptive order we received from the Securities and Exchange Commission (“SEC”) permitting us to do so.

Note 4. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per share (“EPS”), pursuant to ASC 260-10, for the years ended March 31, 2016, 2015 and 2014:

	Year Ended March 31,
	2016	2015	2014
Basic Earnings (Loss) Per Share
Net increase (decrease) in net assets resulting from operations	$(44,526)	$75,422	$270,872
Weighted average shares outstanding	232,555,815	236,741,351	222,800,255
Basic earnings (loss) per share	$(0.19)	$0.32	$1.21

Diluted Earnings (Loss) Per Share (1)
Net increase (decrease) in net assets resulting from operations	$(44,526)	$75,422	$270,872
Adjustment for interest on convertible notes net of incentive fees	—	—	10,138
Net increase (decrease) in net assets resulting from operations, as adjusted	$(44,526)	$75,422	$281,010
Weighted average shares outstanding, as adjusted	232,555,815	236,741,351	237,348,355
Diluted earnings (loss) per share	$(0.19)	$0.32	$1.18
____________________

(1)
In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. For the years ended March 31, 2016 and March 31, 2015, anti-dilution would total $0.04 and $0.02, respectively.

Note 5. Investments
Fair Value Measurement and Disclosures
The following table shows the composition of our investment portfolio as of March 31, 2016, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$1,213,315	$1,106,150	$—	$16,994	$1,089,156
Second Lien Secured Debt	899,708	799,752	—	308,264	491,488
Unsecured Debt	279,348	255,823	—	28,601	227,222
Structured Products and Other	322,712	329,602	—	10,072	319,530
Preferred Equity	90,726	68,562	—	—	68,562
Common Equity/Interests	287,492	356,940	—	—	356,940
Warrants	4,826	—	—	—	—
Total Investments	$3,098,127	$2,916,829	$—	$363,931	$2,552,898
The following table shows the composition of our investment portfolio as of March 31, 2015, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$1,252,324	$1,193,847	$—	$177,817	$1,016,030
Second Lien Secured Debt	820,840	805,625	—	293,515	512,110
Unsecured Debt	530,366	475,434	—	123,463	351,971
Structured Products and Other	349,813	374,368	—	—	374,368
Preferred Equity	197,365	165,101	—	—	165,101
Common Equity/Interests	330,851	329,881	—	81	329,800
Warrants	5,016	5,571	—	—	5,571
Total Investments	$3,486,575	$3,349,827	$—	$594,876	$2,754,951

The following table shows changes in the fair value of our Level 3 investments during the year ended March 31, 2016:

	First Lien Secured Debt (2)	Second Lien Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of March 31, 2015	$1,016,030	$512,110	$351,971	$374,368	$165,101	$329,800	$5,571	$2,754,951
Net realized gains (losses)	(13,348)	(33,666)	(40,602)	(3,979)	(2,363)	(43,684)	11,744	(125,898)
Net change in unrealized gains (losses)	(82,321)	(52,115)	2,837	(17,663)	10,100	70,359	(5,382)	(74,185)
Net amortization on investments	2,529	1,856	451	438	—	—	—	5,274
Purchases, including capitalized PIK (3)	541,891	281,927	36,903	90,326	90,207	137,337	—	1,178,591
Sales (3)	(375,625)	(136,447)	(124,338)	(113,887)	(194,483)	(137,012)	(11,933)	(1,093,725)
Transfers out of Level 3 (1)	—	(114,191)	—	(10,073)	—	—	—	(124,264)
Transfers into Level 3 (1)	—	32,014	—	—	—	140	—	32,154
Fair value as of March 31, 2016	$1,089,156	$491,488	$227,222	$319,530	$68,562	$356,940	$—	$2,552,898

Net change in unrealized gains (losses) on Level 3 investments still held as of March 31, 2016	$110,146	$94,081	$14,960	$(27,084)	$52,754	$(92,674)	$8,032	$160,215
____________________

(1)
Transfers out of Level 3 are due to an increase in the quantity and reliability of broker quotes obtained and transfers into Level 3 are due to a decrease in the quantity and reliability of broker quotes obtained as assessed by the Investment Adviser. Transfers are assumed to have occurred at the end of the period. There were no transfers between Level 1 and Level 2 fair value measurements during the period shown.

(2)	Includes unfunded commitments measured at fair value of $(2,844).

(3)	Includes reorganizations and restructuring of investments.
The following table shows changes in the fair value of our Level 3 investments during the year ended March 31, 2015:

	First Lien Secured Debt (2)	Second Lien Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of March 31, 2014	$612,794	$322,889	$415,079	$208,901	$93,062	$274,699	$11,174	$1,938,598
Net realized gains (losses)	625	211	(1,961)	(276)	—	(3,558)	9,713	4,754
Net change in unrealized gains (losses)	(11,426)	(8,848)	(19,990)	20,517	(10,306)	21,782	(1,607)	(9,878)
Net amortization on investments	4,511	1,365	821	343	—	—	—	7,040
Purchases, including capitalized PIK (3)	634,773	304,217	124,814	180,932	83,634	57,108	—	1,385,478
Sales (3)	(253,815)	(167,904)	(186,014)	(36,049)	(1,289)	(20,231)	(13,709)	(679,011)
Transfers out of Level 3 (1)	(14,601)	—	(68)	—	—	—	—	(14,669)
Transfers into Level 3 (1)	43,169	60,180	19,290	—	—	—	—	122,639
Fair value as of March 31, 2015	$1,016,030	$512,110	$351,971	$374,368	$165,101	$329,800	$5,571	$2,754,951

Net change in unrealized gains (losses) on Level 3 investments still held as of March 31, 2015	$(25,002)	$(7,991)	$(27,254)	$22,214	$(10,306)	$29,927	$(5,028)	$(23,440)
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
The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of March 31, 2016 and March 31, 2015. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of March 31, 2016 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Secured Debt	$6,784	Market Comparable Approach	Comparable Multiple	6.7x	6.7x	6.7x
	534,475	Yield Analysis	Discount Rate	7.7%	20.5%	13.1%
	403,082	Discounted Cash Flow	Discount Rate	2.3%	12.0%	12.0%
	81,571	Recovery Analysis	Commodity Price	$36.50	$62.50	$60.96
	7,461	Recovery Analysis	N/A	N/A	N/A	N/A
	32,566	Recovery Analysis	Commodity Price	$36.00	$65.00	$64.21
		Recovery Analysis	Probability Factor	50%	50%	50%
		Yield Analysis	Discount Rate	34.4%	34.4%	34.4%
	23,217	Broker Quoted	Broker Quote	N/A	N/A	N/A
Second Lien Secured Debt	60,757	Market Comparable Approach	Comparable Multiple	0.5x	6.7x	3.1x
	268,794	Yield Analysis	Discount Rate	9.6%	16.2%	11.2%
	25,000	Recovery Analysis	Commodity Price	$37.75	$65.00	$58.21
	20,766	Recovery Analysis	Commodity Price	$36.00	$65.00	$64.21
		Recovery Analysis	Probability Factor	50%	50%	50%
		Yield Analysis	Discount Rate	50.9%	50.9%	50.9%
	116,171	Broker Quoted	Broker Quote	N/A	N/A	N/A
Unsecured Debt	12,110	Market Comparable Approach	Comparable Multiple	6.7x	6.7x	6.7x
	215,112	Yield Analysis	Discount Rate	10.6%	16.8%	11.0%
Structured Products and Other	315,630	Discounted Cash Flow	Discount Rate	6.0%	20.0%	12.6%
	3,900	Broker Quoted	Broker Quote	N/A	N/A	N/A
Preferred Equity	4,092	Market Comparable Approach	Comparable Multiple	6.7x	11.9x	11.9x
	34,328	Yield Analysis	Discount Rate	10.8%	10.8%	10.8%
	3,750	Discounted Cash Flow	Discount Rate	41.0%	41.0%	41.0%
	26,392	Recent Transaction	Recent Transaction	N/A	N/A	N/A
Common Equity/Interests	90,186	Market Comparable Approach	Comparable Multiple	1.0x	12.5x	8.3x
	232,781	Discounted Cash Flow	Discount Rate	8.8%	16.4%	12.1%
	3,755	Other	Illiquidity/Restrictive Discount	7.0%	7.0%	7.0%
	30,078	Recovery Analysis	Commodity Price	$36.50	$65.00	$58.21
	140	Broker Quoted	Broker Quote	N/A	N/A	N/A
Warrants	—	Market Comparable Approach	Comparable Multiple	6.7x	6.7x	6.7x
	—	Recovery Analysis	Commodity Price	$36.50	$62.50	$60.96
	—	Recovery Analysis	N/A	N/A	N/A	N/A
Total Level 3 Investments	$2,552,898
____________________

(1)
The weighted average information is generally derived by assigning each disclosed unobservable input a proportionate weight based on the fair value of the related investment. For the commodity price unobservable input, the weighted average price is an undiscounted price based upon the estimated production level from the underlying reserves.

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
The significant unobservable inputs used in the fair value measurement of the Company’s debt and equity securities are primarily earnings before interest, taxes, depreciation and amortization (“EBITDA”) comparable multiples and market discount rates. The Company typically uses EBITDA comparable multiples on its equity securities to determine the fair value of investments. The Company uses market discount rates for debt securities to determine if the effective yield on a debt security is commensurate with the market yields for that type of debt security. If a debt security’s effective yield is significantly less than the market yield for a similar debt security with a similar credit profile, the resulting fair value of the debt security may be lower. For certain investments in and relating to the energy sector where fair value is derived based on a recovery analysis, the Company uses underlying commodity prices from third party market pricing services to determine the fair value. Further, for certain investments, the Company also considered the probability of future events which are not in management’s control. Significant increases or decreases in any of these inputs in isolation would result in a significantly lower or higher fair value measurement. The significant unobservable inputs used in the fair value measurement of the structured products include the discount rate applied in the valuation models in addition to default and recovery rates applied to projected cash flows in the valuation models. Specifically, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. Increases in the discount rate can significantly lower the fair value of an investment; conversely decreases in the discount rate can significantly increase the fair value of an investment. The discount rate is determined based on the market rates an investor would expect for a similar investment with similar risks.
Investment Transactions
During the years ended March 31, 2016, 2015 and 2014, purchases of investments on a trade date basis were $1,088,517, $2,211,081, and $2,816,149, respectively. During the years ended March 31, 2016, 2015 and 2014, sales and repayments of investments on a trade date basis were $1,338,689, $2,250,782, and $2,322,189, respectively.

PIK Income
The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK interest or dividends. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the years ended March 31, 2016, 2015 and 2014, PIK income earned was $40,078, $34,092 and $28,974, respectively.
The following table shows the change in capitalized PIK balance for the years ended March 31, 2016, 2015 and 2014:

	Year Ended March 31,
	2016	2015	2014
PIK balance at beginning of period	$86,903	$58,185	$45,658
PIK income capitalized	40,836	31,036	28,884
Adjustments due to exited investments	(4,688)	—	(25)
PIK income received in cash	(49,642)	(2,318)	(16,332)
PIK balance at end of period	$73,409	$86,903	$58,185
Dividend Income
The Company holds structured products and other investments such as CLOs and CLNs. The CLO equity investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The Company records as dividend income the accretable yield from its beneficial interests in structured products such as CLOs based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. During the years ended March 31, 2016, 2015 and 2014, dividend income from structured products was $24,920, $18,014 and $23,351, respectively.
Investments on Non-Accrual Status
As of March 31, 2016, 8.4% of total investments at amortized cost, or 4.2% of total investments at fair value, were on non-accrual status. As of March 31, 2015, 1.3% of total investments at amortized cost, or 0.1% of total investments at fair value, were on non-accrual status.
Unconsolidated Significant Subsidiaries
Our investments are generally in small and mid-sized companies in a variety of industries. In accordance with Rules 3-09 and 4-08(g) of Regulation S-X (“Rule 3-09” and “Rule 4-08(g),” respectively), we must determine which of our unconsolidated controlled portfolio companies are considered “significant subsidiaries,” if any. In evaluating these investments, there are three tests utilized to determine if any of our controlled investments are considered significant subsidiaries: the investment test, the asset test, and the income test. Rule 3-09 requires separate audited financial statements of an unconsolidated majority-owned subsidiary in an annual report if any of the three tests exceeds 20%. Rule 4-08(g) requires summarized financial information in an annual report if any of the three tests exceeds 10% and summarized financial information in a quarterly report if any of the three tests exceeds 20%.
As of March 31, 2016, only our investment in Merx exceeded the 10% and 20% thresholds in at least one of the tests under Rule 3-09 and Rule 4-08(g). Accordingly, we will amend our Form 10-K to include the audited financial statements of Merx once they are available.

Note 6. Debt and Foreign Currency Transactions and Translations
The Company’s outstanding debt obligations as of March 31, 2016 were as follows:

	Date Issued/Amended	Total Aggregate Principal Amount Committed	Principal Amount Outstanding		Fair Value		Final Maturity Date
Senior Secured Facility	4/24/2015	$1,310,000	$637,904	*	$641,157	(1)	4/24/2020
Senior Secured Notes (Series A)	9/29/2011	29,000	29,000		29,220	(1)	9/29/2016
Senior Secured Notes (Series B)	9/29/2011	16,000	16,000		16,661	(1)	9/29/2018
2042 Notes	10/9/2012	150,000	150,000		150,060	(2)	10/15/2042
2043 Notes	6/17/2013	150,000	150,000		151,740	(2)	7/15/2043
2025 Notes	3/3/2015	350,000	344,706		352,485	(1)	3/3/2025
Total Debt Obligations		$2,005,000	$1,327,610		$1,341,323
____________________

*	Includes foreign currency debt obligations as outlined below.

(1)
The fair value of these debt obligations are categorized as Level 3 under ASC 820 as of March 31, 2016. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.

(2)	The fair value of these debt obligations are categorized as Level 1 under ASC 820 as of March 31, 2016. The valuation is based on quoted prices of identical liabilities in active markets.
The Company’s outstanding debt obligations as of March 31, 2015 were as follows:

	Date Issued/Amended	Total Aggregate Principal Amount Committed	Principal Amount Outstanding		Fair Value		Final Maturity Date
Senior Secured Facility	9/13/2013	$1,270,000	$384,648	*	$384,253	(1)	8/31/2018
Senior Secured Notes	9/30/2010	225,000	225,000		227,363	(1)	10/4/2015
Senior Secured Notes (Series A)	9/29/2011	29,000	29,000		29,684	(1)	9/29/2016
Senior Secured Notes (Series B)	9/29/2011	16,000	16,000		16,952	(1)	9/29/2018
2042 Notes	10/9/2012	150,000	150,000		152,646	(2)	10/15/2042
2043 Notes	6/17/2013	150,000	150,000		153,438	(2)	7/15/2043
2025 Notes	3/3/2015	350,000	344,111		352,100	(1)	3/3/2025
Convertible Notes	1/25/2011	200,000	200,000		206,250	(2)	1/15/2016
Total Debt Obligations		$2,390,000	$1,498,759		$1,522,686
____________________

*	Includes foreign currency debt obligations as outlined below.

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

Senior Secured Facility
As of March 31, 2015, the Company had a senior secured, multi-currency, revolving credit facility (the “2015 Senior Secured Facility”) with lenders’ commitments totaling approximately $1,270,000, a final maturity date of August 31, 2018, and allowed the Company to seek additional commitments from new and existing lenders in the future, up to an aggregate facility size not to exceed $1,710,000. The 2015 Senior Secured Facility was secured by substantially all of the assets in Apollo Investment’s portfolio, including cash and cash equivalents. Pricing for Alternate Base Rate (“ABR”) borrowings was 100 basis points over the applicable prime rate and pricing for eurocurrency borrowings was 200 basis points over the LIBOR rate. The Company was required to pay a commitment fee of 0.375% per annum on any unused portion of the 2015 Senior Secured Facility and participation and fronting fees totaling 2.25% per annum on the letters of credit issued.
The 2015 Senior Secured Facility also provided for the issuance of letters of credit up to an aggregate amount of $125,000. As of March 31, 2015, the Company had $25,246 in standby letters of credit issued through the 2015 Senior Secured Facility. The amount available for borrowing under the 2015 Senior Secured Facility was reduced by any standby letters of credit issued through the 2015 Senior Secured Facility. Under GAAP, these letters of credit were considered commitments because no funding had been made and as such were not considered a liability. These letters of credit were not senior securities because they were not in the form of a typical financial guarantee and the portfolio companies were obligated to refund any drawn amounts. The available remaining capacity under the 2015 Senior Secured Facility was $860,106 as of March 31, 2015.
On April 24, 2015, the Company amended and restated its senior secured, multi-currency, revolving credit facility (the “Senior Secured Facility”). The amendment increased the lenders’ commitments to $1,310,000, extended the final maturity date through April 24, 2020, and allows the Company to seek additional commitments from new and existing lenders in the future, up to an aggregate facility size not to exceed $1,965,000. The Senior Secured Facility is secured by substantially all of the assets in Apollo Investment’s portfolio, including cash and cash equivalents. Commencing May 24, 2019, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the Senior Secured Facility as of April 24, 2019. In addition, the stated interest rate on the facility was changed from LIBOR plus 2.00% to a formula-based calculation based on a minimum borrowing base, resulting in a stated interest rate of either LIBOR plus 1.75% or LIBOR plus 2.00%. As of March 31, 2016, the stated interest rate on the facility was LIBOR plus 2.00%. The Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Senior Secured Facility and participation and fronting fees totaling 2.25% per annum on the letters of credit issued.
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
The Senior Secured Facility also provides for the issuance of letters of credit up to an aggregate amount of $150,000. As of March 31, 2016, the Company had $16,290 in standby letters of credit issued through the Senior Secured Facility. The amount available for borrowing under the Senior Secured Facility is reduced by any standby letters of credit issued through the Senior Secured Facility. Under GAAP, these letters of credit are considered commitments because no funding has been made and as such are not considered a liability. These letters of credit are not senior securities because they are not in the form of a typical financial guarantee and the portfolio companies are obligated to refund any drawn amounts. The available remaining capacity under the Senior Secured Facility was $655,806 as of March 31, 2016. Terms used in this disclosure have the meanings set forth in the Senior Secured Facility agreement.

Senior Secured Notes
On September 30, 2010, the Company entered into a note purchase agreement with certain institutional accredited investors providing for a private placement issuance of $225,000 aggregate principal amount of five-year, senior secured notes with an annual fixed interest rate of 6.25% and a maturity date of October 4, 2015 (the “Senior Secured Notes”). On October 4, 2010, the Senior Secured Notes issued by Apollo Investment were sold to certain institutional accredited investors pursuant to an exemption from registration under the Securities Act of 1933, as amended. Interest on the Senior Secured Notes was due semi-annually on April 4 and October 4, commencing on April 4, 2011.
On October 4, 2015, the Senior Secured Notes, which had an outstanding principal balance of $225,000, matured and were repaid in full.
Senior Secured Notes — Series A and Series B
On September 29, 2011, the Company closed a private offering of $45,000 aggregate principal amount of senior secured notes consisting of two series: $29,000 aggregate principal amount of 5.875% Senior Secured Notes, Series A, due September 29, 2016 (the “Series A Notes”); and $16,000 aggregate principal amount of 6.250% Senior Secured Notes, Series B, due September 29, 2018 (the “Series B Notes,” and together with the Series A Notes, the “Series A and B Notes”). The Series A and B Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Interest on the Series A and B Notes is due semi-annually on March 29 and September 29, commencing on March 29, 2012.
Senior Unsecured Notes
2042 Notes
On October 9, 2012, the Company issued $150,000 aggregate principal amount of senior unsecured notes for net proceeds of $145,275 (the “2042 Notes”). The 2042 Notes will mature on October 15, 2042. Interest on the 2042 Notes is paid quarterly on January 15, April 15, July 15 and October 15, at an annual rate of 6.625%, commencing on January 15, 2013. The Company may redeem the 2042 Notes in whole or in part at any time or from time to time on or after October 15, 2017. The 2042 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior, unsecured indebtedness. The 2042 Notes are listed on the New York Stock Exchange under the ticker symbol “AIB.”
2043 Notes
On June 17, 2013, the Company issued $135,000 aggregate principal amount of senior unsecured notes and on June 24, 2013, an additional $15,000 in aggregate principal amount of such notes was issued pursuant to the underwriters’ over-allotment option exercise. In total, $150,000 of aggregate principal was issued for net proceeds of $145,275 (the “2043 Notes”). The 2043 Notes will mature on July 15, 2043. Interest on the 2043 Notes is paid quarterly on January 15, April 15, July 15 and October 15, at an annual rate of 6.875%, commencing on October 15, 2013. The Company may redeem the 2043 Notes in whole or in part at any time or from time to time on or after July 15, 2018. The 2043 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior, unsecured indebtedness. The 2043 Notes are listed on the New York Stock Exchange under the ticker symbol “AIY.”
2024 Note
On October 30, 2014, the Company entered into a note purchase agreement with an institutional accredited investor providing a private placement issuance of $150,000 aggregate principal amount of a ten-year note with an annual fixed rate of 5.250% and a maturity of October 30, 2024 (the “2024 Note”). On October 30, 2014, the Company issued the 2024 Note for net proceeds of $148,875. Interest on the 2024 Note was due quarterly on January 15, April 15, July 15 and October 15, commencing on January 15, 2015. The 2024 Note was a general, unsecured obligation and ranked equal in right of payment with all of our existing unsecured indebtedness. On March 3, 2015, the Company repurchased and retired the 2024 Note. The transaction was accounted for as a debt modification in accordance with ASC 470-50, Modification and Extinguishment.
2025 Notes
On March 3, 2015, the Company issued $350,000 aggregate principal amount of senior unsecured notes for net proceeds of $343,650 (the “2025 Notes”). The 2025 Notes will mature on March 3, 2025. Interest on the 2025 Notes is due semi-annually on March 3 and September 3, at an annual rate of 5.250%, commencing on September 3, 2015. The 2025 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness.

Convertible Notes
On January 25, 2011, the Company closed a private offering of $200,000 aggregate principal amount of senior unsecured convertible notes (the “Convertible Notes”). The Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Convertible Notes bore interest at an annual rate of 5.750%, payable semi-annually in arrears on January 15 and July 15 of each year, commencing on July 15, 2011. The Convertible Notes were convertible by the holders into shares of common stock, initially at a conversion rate of 72.7405 shares of the Company’s common stock per $1 principal amount of Convertible Notes (14,548,100 common shares) corresponding to an initial conversion price per share of approximately $13.75, which represented a premium of 17.5% to the $11.70 per share closing price of the Company’s common stock on the NASDAQ Global Select Market on January 19, 2011. The conversion rate was subject to adjustment upon certain events, such as stock splits and combinations, mergers, spin-offs, increases in dividends in excess of $0.28 per share per quarter and certain changes in control. Certain of these adjustments, including adjustments for increases in dividends, were subject to a conversion price floor of $11.70 per share. As more fully reflected in Note 4, the issuance was considered as part of the if-converted method for calculation of diluted EPS.
On January 15, 2016, the Convertible Notes, which had an outstanding principal balance of $200,000, matured and were repaid in full.
The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the years ended March 31, 2016, 2015 and 2014:

	Year Ended March 31,
	2016	2015	2014
Average debt outstanding	$1,472,368	$1,586,493	$1,238,940
Maximum amount of debt outstanding	1,657,288	1,834,405	1,564,228

Weighted average annualized interest cost (1)	4.97%	4.55%	4.95%
Annualized amortized debt issuance cost	0.48%	0.43%	0.57%
Total annualized interest cost	5.45%	4.98%	5.52%
____________________

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Facility. Commitment fees for the years ended March 31, 2016, 2015 and 2014, were $2,958, $1,923, and $2,659, respectively.

Foreign Currency Transactions and Translations
The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of March 31, 2016:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain (Loss)	Reset Date
Canadian Dollar	C$	55,100	$50,366	$42,599	$7,767	4/29/2016
Euro		€14,000	15,126	15,954	(828)	4/4/2016
British Pound		£14,000	20,354	20,122	232	4/8/2016
British Pound		£14,500	22,199	20,841	1,358	4/11/2016
British Pound		£14,500	22,209	20,841	1,368	4/18/2016
British Pound		£24,400	37,283	35,070	2,213	4/22/2016
British Pound		£54,600	83,095	78,477	4,618	4/29/2016
			$250,632	$233,904	$16,728
The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of March 31, 2015:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain (Loss)	Reset Date
Canadian Dollar	C$	65,100	$60,245	$51,402	$8,843	4/30/2015
Euro		€19,200	25,803	20,621	5,182	4/30/2015
British Pound		£6,500	9,926	9,649	277	4/7/2015
British Pound		£25,000	37,525	37,112	413	4/13/2015
British Pound		£27,000	39,956	40,082	(126)	4/20/2015
British Pound		£7,600	12,124	11,282	842	4/30/2015
			$185,579	$170,148	$15,431
As of March 31, 2016 and March 31, 2015, the Company was in compliance with all debt covenants.
Note 7. Shareholders’ Equity
There were no equity offerings of common stock during the years ended March 31, 2016 and March 31, 2015.
On August 6, 2015, the Company adopted a plan for the purpose of repurchasing up to $50 million of its common stock in accordance with applicable rules specified in the Securities Exchange Act of 1934 (the “1934 Act”) (the “August Repurchase Plan”). Since adopting the August Repurchase Plan, the Company has repurchased the full amount authorized by the Board of Directors under such plan.

On December 14, 2015, the Board of Directors approved a new plan to acquire up to an additional $50 million of its common stock in accordance with applicable rules specified in the 1934 Act (the “Current Repurchase Plan,” and together with the August Repurchase Plan, the “Repurchase Plans”). The Current Repurchase Plan is designed to allow the Company to repurchase its shares both during its open window periods and at times when it otherwise might be prevented from doing so under applicable insider trading laws or because of self-imposed trading blackout periods. A broker selected by the Company will have the authority under the terms and limitations specified in an agreement with the Company to repurchase shares on the Company’s behalf in accordance with the terms of the Current Repurchase Plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the Current Repurchase Plan. Pursuant to the Current Repurchase Plan, the Company may from time to time repurchase a portion of its shares of common stock and the Company is hereby notifying shareholders of its intention as required by applicable securities laws.

On September 15, 2015, the Company allocated $5 million to be repurchased under the August Repurchase Plan in accordance with SEC Rule 10b5-1 (the “September 10b5-1 Repurchase Plan”). On December 16, 2015 and March 17, 2016, the Company allocated $10 million and $5 million, respectively, to be repurchased under the Current Repurchase Plan in accordance with SEC Rule 10b5-1 (together with the September 10b5-1 Repurchase Plan, the “10b5-1 Repurchase Plans”).

Under the Repurchase Plans and the 10b5-1 Repurchase Plans (the “Plans”), the Company repurchased 10,584,855 shares at a weighted average price per share of $5.90, inclusive of commissions. This represents a discount of approximately 23.09% of the average net asset value per share for the year ended March 31, 2016. Since the inception of the Plans through March 31, 2016, the dollar amount of shares repurchased totaled $62,437.
On September 12, 2014, the Company announced an at-the-market offering program (the “ATM Program”) through which we can sell up to 16 million shares of its common stock from time to time. As of March 31, 2016, no shares had been sold through the Company’s ATM Program.
Note 8. Commitments and Contingencies
The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of March 31, 2016 and March 31, 2015, the Company had the following unfunded commitments to its portfolio companies:

	March 31, 2016	March 31, 2015
Unfunded revolver obligations and bridge loan commitments (1)	$291,424	$206,294
Standby letters of credit issued and outstanding (2)	14,723	34,433
Unfunded delayed draw loan commitments (3)	13,234	102,092
Unfunded delayed draw loan commitments (performance thresholds not met) (4)	25,000	23,436
Total Unfunded Commitments	$344,381	$366,255
____________________

(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of March 31, 2016 and March 31, 2015, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that needs to be met prior to funding. As of March 31, 2016 and March 31, 2015, the bridge loan commitments included in the balances were $253,413 and $104,180, respectively.

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

(4)
The borrowers are required to meet certain performance thresholds before the Company is obligated to fulfill the commitments and those performance thresholds were not met as of March 31, 2016 and March 31, 2015.

Of the unfunded commitments which existed as of March 31, 2016, $173,200 were outstanding as of May 18, 2016.
Note 9. Income Taxes
For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to shareholders during the tax years ended March 31, 2016, 2015 and 2014 were as follows:

	Year Ended March 31,
	2016 (1)	2015	2014
Ordinary income	$111,853	$165,626	$182,193
Capital gains	—	—	—
Return of capital	73,211	23,767	—
Total distributions paid to shareholders	$185,064	$189,393	$182,193
____________________

(1)	Tax information for the year ended March 31, 2016 is an estimate and will not be finally determined until we file our 2016 tax return in December 2016.

Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.
The following table reconciles the net increase in net assets resulting from operations to taxable income for the tax years ended March 31, 2016, 2015 and 2014:

	Year Ended March 31,
	2016 (1)	2015	2014
Net increase (decrease) in net assets resulting from operations	$(44,526)	$75,422	$270,872
Adjustments:
Net realized losses	195,364	13,368	106,507
Net change in unrealized (gains) losses	42,419	139,183	(176,131)
Income not currently taxable	(69,038)	(36,081)	(2,921)
Income recognized for tax but not book	11,366	8,355	9,115
Expenses not currently deductible	—	5,645	3,000
Expenses incurred for tax but not book	(5,385)	—	—
Realized gain (loss) differences (2)	(16,230)	(40,266)	(27,036)
Taxable income before deductions for distributions	$113,970	$165,626	$183,406
____________________

(1)	Tax information for the year ended March 31, 2016 is an estimate and will not be finally determined until we file our 2016 tax return in December 2016.

(2)	These pertain to book income/losses treated as capital gains/losses for tax purposes or book realized gains/losses treated as ordinary income/losses for tax purposes.
The following table shows the components of accumulated losses on a tax basis for the years ended March 31, 2016, 2015 and 2014:

	Year Ended March 31,
	2016 (1)	2015	2014
Distributable ordinary income	$—	$—	$11,005
Capital loss carryforward	(1,147,397)	(1,042,277)	(1,053,971)
Other temporary book-to-tax differences	(147,161)	(74,084)	(95,158)
Unrealized depreciation	(87,009)	(143,983)	(32,331)
Total accumulated losses	$(1,381,567)	$(1,260,344)	$(1,170,455)
____________________

(1)	Tax information for the year ended March 31, 2016 is an estimate and will not be finally determined until the Company files its 2016 tax return in December 2016.
On December 22, 2010, the Regulated Investment Company Modernization Act (the “Act”) was enacted which changed various technical rules governing the tax treatment of RICs. The changes are generally effective for taxable years beginning after the date of enactment. Under the Act, the Company will be permitted to carry forward capital losses incurred in taxable years beginning after the date of enactment for an unlimited period. However, any losses incurred during those future taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital losses that are carried forward will retain their character as either short-term or long-term losses rather than being considered all short-term as under previous law.
As of March 31, 2016, the Company had a post-enactment short-term capital loss carryforward of $95,174 and long-term capital loss carryforward of $404,806. As of March 31, 2015, the Company had a post-enactment short-term capital loss carryforward of $78,104 and long-term capital loss carryforward of $316,755. As of March 31, 2014, the Company had a post-enactment short-term capital loss of $57,724 and long-term capital loss carryforward of $348,829.

As of March 31, 2016, the Company had pre-enactment net capital loss carryforwards of $36,089, $199,331 and $411,998 which expire on March 31 of 2017, 2018 and 2019, respectively. None of the pre-enactment net capital loss carryforwards were utilized in the past three years.
As of March 31, 2016, we had a net post-October capital loss deferral of $87,407 which is deemed to arise on April 1, 2016. As of March 31, 2015, we had a net post-October capital loss deferral of $10,710 which is deemed to arise on April 1, 2015. As of March 31, 2014, we had a post-October capital loss deferral of $40,874 which is deemed to arise on April 1, 2014.
Management has analyzed the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax years, and has concluded that no provision for income tax is required in the Company’s financial statements. The Company’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.
In general, we may make certain reclassifications to the components of net assets as a result of permanent book-to-tax differences and book-to-tax differences relating to shareholder distributions. Accordingly, as of March 31, 2016, we adjusted accumulated net realized loss by $9,740 to $1,288,141 and underdistributed net investment income by $98,627 to $71,231. Total earnings and net asset value were not affected. As of March 31, 2015, we reduced accumulated net realized loss by $44,257 to $1,102,517 and increased accumulated overdistributed net investment income by $20,174 to $35,589. Total earnings and net asset value were not affected.

Note 10. Financial Highlights
The following is a schedule of financial highlights for each of the five years in the period ended March 31, 2016:

	Year Ended March 31,
	2016	2015	2014	2013	2012
Per Share Data*
Net asset value at beginning of period	$8.18	$8.67	$8.27	$8.55	$10.03
Net investment income (1)	0.83	0.96	0.91	0.83	0.88
Net realized and change in unrealized gains (losses) (1)	(1.02)	(0.64)	0.30	(0.31)	(1.32)
Net increase (decrease) in net assets resulting from operations	(0.19)	0.32	1.20	0.51	(0.44)
Distributions of net investment income (2)	(0.48)	(0.70)	(0.80)	(0.78)	(1.04)
Distributions of return of capital (2)	(0.32)	(0.10)	—	(0.02)	—
Offering costs for the issuance of common stock (3)	—	—	—	—	—
Accretion due to share repurchases	0.09	—	—	—	—
Net asset value at end of period	$7.28	$8.18	$8.67	$8.27	$8.55

Per share market value at end of period	$5.55	$7.68	$8.31	$8.36	$7.17
Total return (4)	(17.53)%	1.86%	9.40%	28.24%	(32.40)%
Shares outstanding at end of period	226,156,496	236,741,351	236,741,351	202,891,351	197,043,398
Weighted average shares outstanding	232,555,815	236,741,351	222,800,255	202,875,329	196,583,804

Ratio/Supplemental Data
Net assets at end of period (in millions)	$1,645.6	$1,937.6	$2,051.6	$1,677.4	$1,685.2
Ratio of operating expenses to average net assets (5)	5.85%	6.25%	6.01%	6.28%	6.70%
Ratio of interest and other debt expenses to average net assets	4.47%	3.91%	3.70%	3.43%	3.76%
Ratio of total expenses to average net assets (5)	10.32%	10.16%	9.71%	9.71%	10.46%
Ratio of net investment income to average net assets	10.70%	11.27%	10.85%	9.87%	9.77%
Average debt outstanding (in millions)	$1,472.4	$1,586.5	$1,238.9	$1,036.8	$1,213.9
Average debt per share	$6.33	$6.70	$5.56	$5.11	$6.18
Portfolio turnover rate	34.35%	62.14%	75.91%	49.92%	50.63%
____________________

*	Totals may not foot due to rounding.

(1)	Financial highlights are based on the weighted average number of shares outstanding for the period presented.

(2)
Dividends and distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. Per share amounts are based on actual rate per share.

(3)	Offering costs per share represent less than one cent per weighted average share for the years ended March 31, 2015 and March 31, 2014.

(4)
Total return is based on the change in market price per share during the respective periods. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.

(5)
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown inclusive of all voluntary management and incentive fee waivers (Note 3). For the year ended March 31, 2016, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 6.94% and 11.41%, respectively, without the voluntary fee waivers. For the year ended March 31, 2015, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 7.03% and 10.95%, respectively, without the voluntary fee waivers. For the year ended March 31, 2014, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 6.66% and 10.36%, respectively, without the voluntary fee waivers. For the year ended March 31, 2013, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 6.44% and 9.87%, respectively, without the voluntary fee waivers. For the year ended March 31, 2012, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 6.70% and 10.46%, respectively, without expense offset.

Note 11. Selected Quarterly Financial Data (Unaudited)
The following table sets forth selected financial data for each quarter within the three years ended March 31, 2016:

	Investment Income		Net Investment Income		Net Realized And Change in Unrealized Gains (Losses)		Net Increase (Decrease) in Net Assets from Operations (Basic)		Net Increase (Decrease) in Net Assets from Operations (Diluted) (1)
Quarter Ended	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
March 31, 2016	$85,335	$0.38	$44,618	$0.20	$(68,015)	$(0.30)	$(23,397)	$(0.10)	$(23,397)	$(0.10)
December 31, 2015	94,325	0.41	48,091	0.21	(73,864)	(0.32)	(25,772)	(0.11)	(25,772)	(0.11)
September 30, 2015	98,420	0.42	49,561	0.21	(51,308)	(0.22)	(1,747)	(0.01)	(1,747)	(0.01)
June 30, 2015	101,666	0.43	50,987	0.22	(44,596)	(0.19)	6,390	0.03	6,390	0.03
March 31, 2015	102,115	0.43	52,071	0.22	(63,800)	(0.27)	(11,729)	(0.05)	(11,729)	(0.05)
December 31, 2014	110,026	0.46	56,662	0.24	(76,114)	(0.33)	(19,452)	(0.09)	(19,452)	(0.09)
September 30, 2014	118,910	0.50	65,688	0.28	(23,721)	(0.10)	41,967	0.18	44,491	0.18
June 30, 2014	102,580	0.43	53,551	0.23	11,085	0.04	64,636	0.27	67,192	0.27
March 31, 2014	96,404	0.42	49,612	0.22	20,293	0.09	69,905	0.31	72,392	0.30
December 31, 2013	94,561	0.42	49,683	0.22	56,055	0.25	105,738	0.47	108,286	0.45
September 30, 2013	93,708	0.42	49,586	0.22	26,839	0.12	76,425	0.34	78,973	0.33
June 30, 2013	96,673	0.45	52,367	0.25	(33,563)	(0.16)	18,804	0.09	21,359	0.09
____________________

(1)
In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. For the quarters ended December 31, 2015, September 30, 2015, June 30, 2015, March 31, 2015, and December 31, 2014, anti-dilution would total $0.02, $0.01, $0.01, $0.01, and $0.01, respectively.

Note 12. Subsequent Events
As of April 1, 2016, the voluntary waiver of management and incentive fees on the common shares issued on April 2, 2012 and May 20, 2013, and the CION Fee Waiver, are no longer in effect. Effective April 1, 2016 through March 31, 2017, the Investment Adviser has agreed to waive 25% of its base management fee and up to 25% of its performance-based incentive fee so that during the waiver period the management fee is reduced from 2% to 1.5% and the incentive fee on pre-incentive fee net investment income could be accrued at as low a rate as 15% to the extent the Company experiences cumulative net realized and change in unrealized losses during the waiver period.
On May 18, 2016, the Board of Directors declared a dividend of $0.20 per share for the fourth quarter of fiscal year 2016, payable on July 6, 2016 to shareholders of record as of June 21, 2016.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2016 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Management’s Report on Internal Control Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting, which is contained in “Item 8. Financial Statements and Supplementary Data” of this report, is incorporated by reference herein.
Attestation Report of the Independent Registered Public Accounting Firm
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on the Company’s internal control over financial reporting, which is contained in “Item 8. Financial Statements and Supplementary Data” of this report.
Changes in Internal Control Over Financial Reporting
Management has not identified any change in the Company’s internal control over financing reporting that occurred during the fourth fiscal quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information
Modified Management Fee and Incentive Fee Structure
Effective April 1, 2016 through March 31, 2017, the Investment Adviser has agreed to waive 25% of its base management fee and up to 25% of its performance-based incentive fee so that during the waiver period the management fee is reduced from 2% to 1.5% and the incentive fee on pre-incentive fee net investment income (“incentive fee”) could be accrued at as low a rate as 15% to the extent the Company experiences cumulative net realized and change in unrealized losses during the waiver period (“cumulative net losses”).
During the waiver period, assuming that the Investment Adviser would earn incentive fees at the 20% rate provided in the Investment Advisory Agreement, the incentive fee will initially be accrued at the rate of 17.5% and will be adjusted as of the end of each quarter. The incentive fee accrual will be increased up to a maximum rate of 20% to the extent that the Company experiences cumulative net realized and change in unrealized gains (“cumulative net gains”) during the period and will be decreased down to a minimum rate of 15% to the extent that the Company experiences cumulative net losses during the period. The inclusion of cumulative net gains and cumulative net losses will be measured on a cumulative basis from April 1, 2016 through the end of each quarter during the waiver period. Any cumulative net gains will result in a dollar for dollar increase in the incentive fee payable up to a maximum rate of 20% and any cumulative net losses will result in a dollar for dollar decrease in the incentive fee payable down to a minimum rate of 15%.
If the resulting incentive fee rate is less than 20%, the percentage at which the Investment Adviser’s 100% catch-up is complete will also be reduced ratably from 2.1875% (8.75% annualized) to as low as 2.06% (8.24% annualized).
As an illustration of the foregoing incentive fee waiver, if cumulative pre-incentive fee net investment income through the end of each successive quarter during the waiver period is $54 million, $108 million, $161 million and $215 million, and the cumulative net gains or cumulative net losses are $20 million gains, $20 million losses, zero and $10 million losses, the incentive fee would be accrued at a rate of 20% for the first quarter, 15% through the first two quarters, 17.5% through the first three quarters, and 15% through the end of the fiscal year.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2016 Annual Shareholder Meeting, to be filed with the SEC within 120 days after March 31, 2016, and is incorporated herein by reference.
Item 11. Executive Compensation
Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2016 Annual Shareholder Meeting, to be filed with the SEC within 120 days after March 31, 2016, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2016 Annual Shareholder Meeting, to be filed with the SEC within 120 days after March 31, 2016, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2016 Annual Shareholder Meeting, to be filed with the SEC within 120 days after March 31, 2016, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2016 Annual Shareholder Meeting, to be filed with the SEC within 120 days after March 31, 2016, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial Statements – See the Index to Financial Statements in Item 8 of this report.

2.	Financial Statement Schedules – None.

3.
Exhibits – The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

3.1(a)	Articles of Amendment (1)
3.1(b)	Articles of Amendment and Restatement (2)
3.2	Fourth Amended and Restated Bylaws (3)
4.1	Form of Stock Certificate (4)
4.2	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Registrant have been omitted but will be furnished to the SEC upon request.
4.3	Indenture, dated as of October 9, 2012, between the Registrant and U.S. Bank National Association, as Trustee (9)
4.4	First Supplemental Indenture, dated as of October 9, 2012, relating to the 6.625% Senior Notes due 2042, between the Registrant and U.S. Bank National Association, as Trustee (9)
4.5	Form of 6.625% Senior Notes due 2042 (contained in the First Supplemental Indenture filed as Exhibit 4.4 hereto) (9)
4.6	Second Supplemental Indenture, dated as of June 17, 2013, relating to the 6.875% Senior Notes due 2043, between the Registrant and U.S. Bank National Association, as Trustee (10)
4.7	Form of 6.875% Senior Notes due 2043 (contained in the Second Supplemental Indenture filed as Exhibit 4.6 hereto) (10)
4.8	Fourth Supplemental Indenture, dated as of March 3, 2015, relating to the 5.250% Notes due 2025, between the Registrant and U.S. Bank National Association, as Trustee (11)
4.9	Form of 5.250% Notes due 2025 (contained in the Fourth Supplemental Indenture filed as Exhibit 4.8 hereto) (11)
10.1	Amended and Restated Investment Advisory Management Agreement between the Registrant and Apollo Investment Management, L.P. (5)
10.2	Amended and Restated Administration Agreement between the Registrant and Apollo Investment Administration, LLC (5)
10.3	Dividend Reinvestment Plan (6)
10.4	Custodian Agreement (2)
10.5	Amended and Restated License Agreement between the Registrant and Apollo Management Holdings, L.P., dated as of May 14, 2012 (8)
10.6	Form of Transfer Agency and Service Agreement (2)
10.8	Amended and Restated Senior Secured Revolving Credit Agreement, dated as of April 24, 2015 (12)
11.1	Computation of Per Share Earnings (included in the notes to the financial statements contained in this annual report)
12.1	Computation of Ratios (included in the notes to the financial statements contained in this annual report)
14.1	Code of Ethics (13)
21.1	Subsidiaries of the Registrant (included in the notes to the financial statements contained in this annual report)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
99.1	Audited Financial Statements of Merx Aviation Finance LLC as of and for the year ended March 31, 2016**
_________________________

*	Filed herewith.
** To be filed by amendment.

(1)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on June 20, 2005.

(2)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 3 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 1, 2004.

(3)	Incorporated by reference from the Registrant’s Form 8-K, filed on November 6, 2009.

(4)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on March 12, 2004.

(5)	Incorporated by reference from the Registrant’s Form 10-K, filed on May 26, 2010.

(6)	Incorporated by reference from the Registrant’s Form 10-K, filed on June 12, 2006.

(7)	Incorporated by reference from the Registrant’s Form 10-K, filed on May 29, 2008.

(8)	Incorporated by reference from the Registrant’s Form 10-K, filed on May 22, 2012.

(9)	Incorporated by reference to Exhibits 4.1, 4.2, and 4.3, as applicable, to the Registrant’s Form 8-K, filed on October 9, 2012.

(10)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Registrant’s Form 8-K, filed on June 17, 2013.

(11)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Registrant’s Form 8-K, filed on March 3, 2015.

(12)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on April 30, 2015.

(13)	Incorporated by reference from the Registrant’s Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on October 7, 2008.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO INVESTMENT CORPORATION
/s/ JAMES C. ZELTER
James C. Zelter
Chief Executive Officer and Treasurer
May 19, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JAMES C. ZELTER	/s/ GREGORY W. HUNT
James C. Zelter	Gregory W. Hunt
Chief Executive Officer	Chief Financial Officer and Treasurer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)
May 19, 2016	May 19, 2016

/s/ JOHN J. HANNAN	/s/ R. RUDOLPH REINFRANK
John J. Hannan	R. Rudolph Reinfrank
Chairman of the Board of Directors, Director	Director
May 19, 2016	May 19, 2016

/s/ HILARY E. ACKERMANN	/s/ CARL SPIELVOGEL
Hilary E. Ackermann	Carl Spielvogel
Director	Director
May 19, 2016	May 19, 2016

/s/ JEANETTE W. LOEB	/s/ ELLIOT STEIN, JR.
Jeanette W. Loeb	Elliot Stein, Jr.
Director	Director
May 19, 2016	May 19, 2016

/s/ FRANK C. PULEO	/s/ BRADLEY J. WECHSLER
Frank C. Puleo	Bradley J. Wechsler
Director	Director
May 19, 2016	May 19, 2016