Form 10-K/A
period 2016-03-31
APOLLO INVESTMENT CORP
filed 2016-06-16
CIK 1278752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
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

EXPLANATORY NOTE
Apollo Investment Corporation (the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” or “our”) is filing this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, which was filed with the Securities and Exchange Commission (the “SEC”) on May 19, 2016 (the “Form 10-K”), to provide separate audited financial statements for our unconsolidated portfolio company, Merx Aviation Finance, LLC (“Merx”), as of and for the fiscal years ended March 31, 2016 and March 31, 2015 (Exhibit 99.1) and separate unaudited financial statements for Merx as of and for the fiscal year ended March 31, 2014 (Exhibit 99.2), in Part IV, Item 15.
We have determined that this unconsolidated portfolio company has met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X for which we are required, pursuant to Rule 3-09 of Regulation S-X, to attach separate financial statements as exhibits to the Form 10-K. In accordance with Rule 3-09(b)(1), the separate financial statements of Merx are being filed as an amendment to the Form 10-K, within 90 days after the end of Merx’s fiscal year.
This Amendment also updates, amends and supplements Part IV, Item 15 of the Form 10-K to to include, among other items, the filing of new Exhibits 31.1, 31.2, and 32.1, certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) and (b).
No other changes have been made to the Form 10-K other than that described above. This Amendment does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K. Among other things, forward-looking statements made in the Form 10-K have not been revised to reflect events that occurred or facts that became known to us after filing of the Form 10-K, and such forward-looking statements should be read in their historical context. Furthermore, this Amendment should be read in conjunction with the Form 10-K and with our filings with the SEC subsequent to the Form 10-K.

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

3.
Exhibits – The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

3.1(a)	Articles of Amendment (1)
3.1(b)	Articles of Amendment and Restatement (2)
3.2	Fourth Amended and Restated Bylaws (3)
4.1	Form of Stock Certificate (4)
4.2	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Registrant have been omitted but will be furnished to the SEC upon request.
4.3	Indenture, dated as of October 9, 2012, between the Registrant and U.S. Bank National Association, as Trustee (9)
4.4	First Supplemental Indenture, dated as of October 9, 2012, relating to the 6.625% Senior Notes due 2042, between the Registrant and U.S. Bank National Association, as Trustee (9)
4.5	Form of 6.625% Senior Notes due 2042 (contained in the First Supplemental Indenture filed as Exhibit 4.4 hereto) (9)
4.6	Second Supplemental Indenture, dated as of June 17, 2013, relating to the 6.875% Senior Notes due 2043, between the Registrant and U.S. Bank National Association, as Trustee (10)
4.7	Form of 6.875% Senior Notes due 2043 (contained in the Second Supplemental Indenture filed as Exhibit 4.6 hereto) (10)
4.8	Fourth Supplemental Indenture, dated as of March 3, 2015, relating to the 5.250% Notes due 2025, between the Registrant and U.S. Bank National Association, as Trustee (11)
4.9	Form of 5.250% Notes due 2025 (contained in the Fourth Supplemental Indenture filed as Exhibit 4.8 hereto) (11)
10.1	Amended and Restated Investment Advisory Management Agreement between the Registrant and Apollo Investment Management, L.P. (5)
10.2	Amended and Restated Administration Agreement between the Registrant and Apollo Investment Administration, LLC (5)
10.3	Dividend Reinvestment Plan (6)
10.4	Custodian Agreement (2)
10.5	Amended and Restated License Agreement between the Registrant and Apollo Management Holdings, L.P., dated as of May 14, 2012 (8)
10.6	Form of Transfer Agency and Service Agreement (2)
10.8	Amended and Restated Senior Secured Revolving Credit Agreement, dated as of April 24, 2015 (12)
11.1	Computation of Per Share Earnings (included in the notes to the financial statements contained in this annual report)
12.1	Computation of Ratios (included in the notes to the financial statements contained in this annual report)
14.1	Code of Ethics (13)
21.1	Subsidiaries of the Registrant (included in the notes to the financial statements contained in this annual report)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
99.1	Audited Financial Statements of Merx Aviation Finance, LLC as of and for the years ended March 31, 2016 and March 31, 2015*
99.2	Financial Statements of Merx Aviation Finance, LLC as of and for the year ended March 31, 2014*
_________________________

*	Filed herewith.

(1)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on June 20, 2005.

(2)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 3 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 1, 2004.

(3)	Incorporated by reference from the Registrant’s Form 8-K, filed on November 6, 2009.

(4)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on March 12, 2004.

(5)	Incorporated by reference from the Registrant’s Form 10-K, filed on May 26, 2010.

(6)	Incorporated by reference from the Registrant’s Form 10-K, filed on June 12, 2006.

(7)	Incorporated by reference from the Registrant’s Form 10-K, filed on May 29, 2008.

(8)	Incorporated by reference from the Registrant’s Form 10-K, filed on May 22, 2012.

(9)	Incorporated by reference to Exhibits 4.1, 4.2, and 4.3, as applicable, to the Registrant’s Form 8-K, filed on October 9, 2012.

(10)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Registrant’s Form 8-K, filed on June 17, 2013.

(11)	Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Registrant’s Form 8-K, filed on March 3, 2015.

(12)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on April 30, 2015.

(13)	Incorporated by reference from the Registrant’s Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on October 7, 2008.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO INVESTMENT CORPORATION
/s/ JAMES C. ZELTER
James C. Zelter
Chief Executive Officer
June 16, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JAMES C. ZELTER	/s/ GREGORY W. HUNT
James C. Zelter	Gregory W. Hunt
Chief Executive Officer	Chief Financial Officer and Treasurer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)
June 16, 2016	June 16, 2016

/s/ JOHN J. HANNAN	/s/ R. RUDOLPH REINFRANK
John J. Hannan	R. Rudolph Reinfrank
Chairman of the Board of Directors, Director	Director
June 16, 2016	June 16, 2016

/s/ HILARY E. ACKERMANN	/s/ CARL SPIELVOGEL
Hilary E. Ackermann	Carl Spielvogel
Director	Director
June 16, 2016	June 16, 2016

/s/ JEANETTE W. LOEB	/s/ ELLIOT STEIN, JR.
Jeanette W. Loeb	Elliot Stein, Jr.
Director	Director
June 16, 2016	June 16, 2016

/s/ FRANK C. PULEO	/s/ BRADLEY J. WECHSLER
Frank C. Puleo	Bradley J. Wechsler
Director	Director
June 16, 2016	June 16, 2016