Form 10-Q
period 2016-06-30
APOLLO INVESTMENT CORP
filed 2016-08-05
CIK 1278752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at August 4, 2016
$0.001 par value	225,018,221

APOLLO INVESTMENT CORPORATION

PART I. FINANCIAL INFORMATION
In this report, the terms the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” and “our” refer to Apollo Investment Corporation unless the context specifically states otherwise.
Item 1. Financial Statements
APOLLO INVESTMENT CORPORATION STATEMENTS OF ASSETS AND LIABILITIES (In thousands, except share and per share data)

	June 30, 2016	March 31, 2016
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost — $1,805,634 and $2,052,896, respectively)	$1,564,731	$1,790,294
Non-controlled/affiliated investments (cost — $244,140 and $216,202, respectively)	224,886	272,558
Controlled investments (cost — $827,448 and $829,029, respectively)	828,097	853,977
Total investments at fair value (cost — $2,877,222 and $3,098,127, respectively)	2,617,714	2,916,829
Cash	57,496	16,521
Foreign currencies (cost — $2,896 and $2,354, respectively)	2,824	2,384
Receivable for investments sold	44,879	79,625
Interest receivable	27,554	29,749
Dividends receivable	7,639	9,509
Deferred financing costs	13,305	14,497
Prepaid expenses and other assets	15,186	9,523
Total Assets	$2,786,597	$3,078,637

Liabilities
Debt	$1,098,977	$1,312,960
Payable for investments purchased	36,370	25,091
Dividends payable	45,013	45,231
Management and performance-based incentive fees payable	28,955	31,124
Interest payable	12,469	7,444
Accrued administrative services expense	2,571	2,015
Other liabilities and accrued expenses	9,833	9,191
Total Liabilities	$1,234,188	$1,433,056
Commitments and contingencies (Note 8)
Net Assets	$1,552,409	$1,645,581

Net Assets
Common stock, $0.001 par value (400,000,000 shares authorized; 225,067,696 and 226,156,496 shares issued and outstanding, respectively)	$225	$226
Paid-in capital in excess of par	3,020,850	3,026,922
Accumulated underdistributed net investment income	62,282	71,231
Accumulated net realized loss	(1,300,771)	(1,288,141)
Net unrealized loss	(230,177)	(164,657)
Net Assets	$1,552,409	$1,645,581

Net Asset Value Per Share	$6.90	$7.28

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except per share data)

	Three Months Ended June 30,
	2016	2015
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$48,343	$73,573
Dividend income	1,104	877
Other income	1,699	3,318
Non-controlled/affiliated investments:
Interest income	262	227
Dividend income	3,046	9,166
Other income	70	157
Controlled investments:
Interest income	17,245	10,554
Dividend income	4,700	3,731
Other income	—	63
Total Investment Income	$76,469	$101,666
Expenses
Management fees	$14,398	$17,352
Performance-based incentive fees	8,451	11,867
Interest and other debt expenses	16,793	22,436
Administrative services expense	1,526	1,434
Other general and administrative expenses	5,038	2,163
Total expenses	46,206	55,252
Management and performance-based incentive fees waived	(5,717)	(4,515)
Expense reimbursements	(84)	(57)
Net Expenses	$40,405	$50,680
Net Investment Income	$36,064	$50,986
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$(57,475)	$(42,660)
Non-controlled/affiliated investments	44,675	(67)
Controlled investments	(191)	(42,862)
Foreign currency transactions	361	4,663
Net realized losses	(12,630)	(80,926)
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	18,721	4,232
Non-controlled/affiliated investments	(72,632)	15,817
Controlled investments	(24,299)	26,773
Foreign currency translations	12,690	(10,492)
Net change in unrealized gains (losses)	(65,520)	36,330
Net Realized and Change in Unrealized Losses	$(78,150)	$(44,596)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(42,086)	$6,390
Earnings (Loss) Per Share — Basic	$(0.19)	$0.03
Earnings (Loss) Per Share — Diluted	N/A	$0.03

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF CHANGES IN NET ASSETS (In thousands, except share data)

	Three Months Ended June 30, 2016	Year Ended March 31, 2016
	(Unaudited)
Operations
Net investment income	$36,064	$193,257
Net realized losses	(12,630)	(195,364)
Net change in unrealized losses	(65,520)	(42,419)
Net Decrease in Net Assets Resulting from Operations	$(42,086)	$(44,526)

Distributions to Shareholders
Distribution of net investment income	$(45,013)	$(111,853)
Distribution of return of capital	—	(73,211)
Net Decrease in Net Assets Resulting from Distributions to Shareholders	$(45,013)	$(185,064)

Capital Share Transactions
Repurchase of common stock	$(6,073)	$(62,437)
Net Decrease in Net Assets Resulting from Capital Share Transactions	$(6,073)	$(62,437)

Net Assets
Net decrease in net assets during the period	$(93,172)	$(292,027)
Net assets at beginning of period	1,645,581	1,937,608
Net Assets at End of Period	$1,552,409	$1,645,581

Capital Share Activity
Shares repurchased during the period	(1,088,800)	(10,584,855)
Shares issued and outstanding at beginning of period	226,156,496	236,741,351
Shares Issued and Outstanding at End of Period	225,067,696	226,156,496

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Three Months Ended June 30,
	2016	2015
Operating Activities
Net increase (decrease) in net assets resulting from operations	$(42,086)	$6,390
Net realized losses	12,630	80,926
Net change in unrealized (gains) losses	65,520	(36,330)
Net amortization of premiums and accretion of discounts on investments	(1,489)	(885)
Accretion of discount on notes	148	148
Amortization of deferred financing costs	1,899	1,987
Increase from foreign currency transactions	360	5,394
Changes in operating assets and liabilities:
Payment-in-kind interest and dividends capitalized	(3,553)	(15,596)
Purchases of investments	(111,145)	(477,557)
Proceeds from sales and repayments of investments	370,127	587,776
Decrease in interest receivable	2,325	14,818
Decrease (increase) in dividends receivable	1,870	(4,092)
Decrease (increase) in prepaid expenses and other assets	(5,663)	5,499
Increase (decrease) in management and performance-based incentive fees payable	(2,169)	18
Increase in interest payable	5,025	4,625
Increase in accrued administrative services expense	556	400
Increase in other liabilities and accrued expenses	642	3,266
Net Cash Provided by Operating Activities	$294,997	$176,787
Financing Activities
Issuances of debt	$215,189	$539,821
Payments of debt	(416,880)	(659,353)
Financing costs paid and deferred	(485)	(5,708)
Repurchase of common stock	(6,073)	—
Dividends paid	(45,231)	(47,348)
Net Cash Used in Financing Activities	$(253,480)	$(172,588)

Cash and Foreign Currencies
Net increase in cash and foreign currencies during the period	$41,517	$4,199
Effect of foreign exchange rate changes	(102)	292
Cash and foreign currencies at beginning of period	18,905	8,417
Cash and Foreign Currencies at End of Period	$60,320	$12,908

Supplemental Disclosure of Cash Flow Information
Cash interest paid	$9,157	$14,764

Non-Cash Activity
Payment-in-kind income	$6,364	$8,077

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2016
(In thousands, except share data)

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)		Cost	Fair Value (1)
Non-Controlled/Non-Affiliated Investments
Corporate Debt
Secured Debt
First Lien Secured Debt
First Lien Secured Debt (excluding Revolvers and Letters of Credit)
Aventine Renewable Energy Holdings, Inc.	Chemicals, Plastics & Rubber	15.00% PIK Toggle (10.50% Cash)	9/24/17		$17,399	$19,688	$15,828
Belk, Inc.	Retail	5.75% (6M L+475, 1.00% Floor)	12/12/22		1,292	1,159	1,037
ChyronHego Corporation (18)	High Tech Industries	6.63% (3M L+563, 1.00% Floor)	3/9/20		32,019	31,510	31,378
Delta Educational Systems, Inc. (14)(16)	Education	16.00% (3M L+1400 PIK, 2.00% Floor)	12/11/16		7,049	7,049	180
Dodge Data & Analytics LLC	Business Services	9.75% (3M L+875, 1.00% Floor)	10/31/19		52,747	51,992	51,296
ECN Holding Company (Emergency Communications Network) (16)(18)	High Tech Industries	8.00% (3M L+700, 1.00% Floor)	6/12/21		11,109	10,974	10,754
ECN Holding Company (Emergency Communications Network) (16)(18)	High Tech Industries	8.00% (6M L+700, 1.00% Floor)	6/12/21		11,166	11,017	10,808
Garden Fresh Restaurant Corp. (16)	Hotel, Gaming, Leisure, Restaurants	10.50% (1M L+900, 1.50% Floor)	7/3/18		2,500	2,500	2,500
LabVantage Solutions Inc.	High Tech Industries	9.00% (3M L+800, 1.00% Floor)	12/29/20		14,813	14,378	14,331
LabVantage Solutions Limited (16)(17)	High Tech Industries	9.00% (3M E+800, 1.00% Floor)	12/29/20		€13,570	14,151	14,585
Magnetation, LLC (14)	Metals & Mining	12.00% PIK	7/7/16		13,875	12,428	32
Maxus Capital Carbon SPE I, LLC	Chemicals, Plastics & Rubber	13.00%	12/31/18		59,305	59,305	57,355
My Alarm Center, LLC, Term Loan A (16)	Business Services	9.00% (1M L+800, 1.00% Floor)	1/9/19		28,035	28,035	27,755
My Alarm Center, LLC, Term Loan B (16)(23)	Business Services	9.00% (1M L+800, 1.00% Floor)	1/9/19		7,860	7,860	7,781
My Alarm Center, LLC, Term Loan B (16)(23)	Business Services	11.00% (P+700)	1/9/19		75	75	74
My Alarm Center, LLC, Unfunded Term Loan B (8)(16)(21)(23)	Business Services	0.35% Unfunded	1/9/19		826	—	(8)
My Alarm Center, LLC, Term Loan C (16)(23)	Business Services	9.00% (1M L+800, 1.00% Floor)	1/9/19		2,973	2,973	2,944
My Alarm Center, LLC, Term Loan C (16)(23)	Business Services	11.00% (P+700)	1/9/19		94	94	94
My Alarm Center, LLC, Unfunded Term Loan C (8)(16)(21)(23)	Business Services	0.35% Unfunded	1/9/19		1,044	—	(10)
Nextech Systems, LLC (18)	High Tech Industries	9.25% (3M L+825, 1.00% Floor)	6/22/21		22,500	21,940	22,050
Saba Software, Inc. (18)	High Tech Industries	9.75% (1M L+875, 1.00% Floor)	3/30/21		9,900	9,900	9,752
SCM Insurance Services, Inc. (17)	Business Services	9.25%	8/22/19	C$	39,480	33,118	26,101
Spotted Hawk Development, LLC (14)	Energy – Oil & Gas	19.00% (13.00% Cash plus 6.00% PIK)	9/12/16		86,959	84,380	63,840
Telestream Holdings Corporation (18)	High Tech Industries	7.77% (3M L+677, 1.00% Floor)	1/15/20		30,894	30,894	30,276

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2016
(In thousands, except share data)

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)
UniTek Global Services Inc. (16)	Telecommunications	9.50% (3M L+750 Cash plus 1.00% PIK, 1.00% Floor)	1/13/19	$11,845	$11,845	$11,845
UniTek Global Services Inc. (16)	Telecommunications	11.00% (P+650 Cash plus 1.00% PIK)	1/13/19	2,250	2,250	2,250
UniTek Global Services Inc. (16)	Telecommunications	8.50% (3M L+750, 1.00% Floor)	1/13/19	32,367	32,367	31,396
Venoco, Inc., Unfunded Delayed Draw (8)(16)(23)	Energy – Oil & Gas	1.00% Unfunded	12/31/16	10,956	(79)	(110)
Venoco, Inc. (16)	Energy – Oil & Gas	12.00%	2/28/19	40,517	40,517	33,062
Total First Lien Secured Debt (excluding Revolvers and Letters of Credit)—30.9% (10)					$542,320	$479,176
Revolvers and Letters of Credit
Alliant Holdings Intermediate, LLC, Revolver (16)(23)	Insurance	3.95% (1M L+350)	8/14/20	$1,875	$1,875	$1,704
Alliant Holdings Intermediate, LLC, Unfunded Revolver (8)(16)(21)(23)	Insurance	0.50% Unfunded	8/14/20	13,016	(1,408)	(1,184)
Alliant Holdings Intermediate, LLC, Letter of Credit (8)(16)(23)	Insurance	3.375%	10/3/16	8	—	(1)
Alliant Holdings Intermediate, LLC, Letter of Credit (8)(16)(23)	Insurance	3.375%	11/30/16	56	—	(5)
Alliant Holdings Intermediate, LLC, Letter of Credit (8)(16)(23)	Insurance	3.375%	4/24/17	37	—	(3)
Alliant Holdings Intermediate, LLC, Letter of Credit (8)(16)(23)	Insurance	3.375%	5/4/17	8	—	(1)
Avaya, Inc., Revolver (23)	Telecommunications	5.25% (P+175)	10/26/16	3,303	3,303	3,303
Confie Seguros Holding II Co., Revolver (16)(23)	Insurance	4.95% (1M L+450)	11/9/17	2,470	2,470	2,371
Confie Seguros Holding II Co., Revolver (16)(23)	Insurance	7.00% (P+350)	11/9/17	750	750	720
Confie Seguros Holding II Co., Unfunded Revolver (8)(16)(21)(23)	Insurance	0.50% Unfunded	11/9/17	1,137	(161)	(45)
Confie Seguros Holding II Co., Letter of Credit (8)(16)(23)	Insurance	4.50%	1/13/17	143	—	(6)
LabVantage Solutions Limited, Unfunded Revolver (8)(16)(17)(21)(23)	High Tech Industries	0.50% Unfunded	12/29/20	€3,435	(108)	(124)
My Alarm Center, LLC, Revolver (16)(23)	Business Services	11.00% (P+700)	1/9/19	292	292	292
My Alarm Center, LLC, Unfunded Revolver (16)(21)(23)	Business Services	0.35% Unfunded	1/9/19	5,958	—	—
Tibco Software Inc., Revolver (16)(23)	High Tech Industries	4.45% (1M L+400)	12/5/19	960	960	768
Tibco Software Inc., Unfunded Revolver (8)(16)(21)(23)	High Tech Industries	0.50% Unfunded	12/5/19	5,040	(41)	(1,008)
UniTek Global Services Inc., Unfunded Revolver (16)(21)(23)	Telecommunications	0.50% Unfunded	1/13/19	5,000	—	—
UniTek Global Services Inc., Letter of Credit (16)(23)	Telecommunications	7.50%	1/13/19	8,812	—	—
UniTek Global Services Inc., Letter of Credit (16)(23)	Telecommunications	7.50%	1/13/19	1,850	—	—
Total Revolvers and Letters of Credit—0.4% (10)					$7,932	$6,781
Total First Lien Secured Debt—31.3% (10)					$550,252	$485,957
Second Lien Secured Debt
1A Smart Start LLC	Consumer Services	9.50% (3M L+850, 1.00% Floor)	8/22/22	$35,000	$34,365	$34,335
Access CIG, LLC (16)	Business Services	9.75% (3M L+875, 1.00% Floor)	10/17/22	35,755	34,223	33,668

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2016
(In thousands, except share data)

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)		Cost	Fair Value (1)
Access CIG, LLC (16)	Business Services	9.75% (3M L+875, 1.00% Floor)	10/17/22		$15,215	$14,642	$14,327
Active Network, Inc.	Business Services	9.50% (3M L+850, 1.00% Floor)	11/15/21		19,672	19,598	19,279
Appriss Holdings, Inc.	Business Services	9.25% (3M L+825, 1.00% Floor)	5/21/21		32,750	32,348	32,160
Armor Holding II LLC	Diversified Investment Vehicles, Banking, Finance, Real Estate	10.25% (3M L+900, 1.25% Floor)	12/26/20		8,000	7,890	7,840
Asurion Corporation	Insurance	8.50% (3M L+750, 1.00% Floor)	3/3/21		39,590	39,375	38,303
Confie Seguros Holding II Co. (16)	Insurance	10.25% (1M L+900, 1.25% Floor)	5/8/19		22,344	22,255	21,450
Delta Educational Systems, Inc. (14)(16)	Education	35.00% PIK	6/10/18		1,408	1,328	—
Delta Educational Systems, Inc. (14)(16)	Education	16.00% PIK	5/12/17		7,500	7,460	—
Deltek, Inc.	Business Services	9.50% (3M L+850, 1.00% Floor)	6/26/23		15,086	14,900	15,256
Elements Behavioral Health, Inc.	Healthcare & Pharmaceuticals	13.00% (3M L+1200 PIK, 1.00% Floor)	2/11/20		10,140	10,077	8,619
Extraction Oil & Gas Holdings, LLC	Energy – Oil & Gas	10.00% and 11.00%	5/29/19		52,633	52,110	52,567
Garden Fresh Restaurant Corp. (14)(16)	Hotel, Gaming, Leisure, Restaurants	7.75% (3M L+625 PIK, 1.50% Floor)	1/1/19		9,103	7,746	4,005
Garden Fresh Restaurant Corp. (14)(16)	Hotel, Gaming, Leisure, Restaurants	15.00% (1M L+1350 PIK, 1.50% Floor)	1/1/19		48,159	45,904	—
GCA Services Group, Inc.	Business Services	10.00% (3M L+900, 1.00% Floor)	3/1/24		10,000	9,756	9,900
Grocery Outlet, Inc.	Food & Grocery	9.25% (3M L+825, 1.00% Floor)	10/21/22		25,000	24,683	24,000
Infiltrator Systems Integrated, LLC	Manufacturing, Capital Equipment	9.75% (3M L+875, 1.00% Floor)	5/26/23		13,889	13,638	13,784
Institutional Shareholder Services, Inc.	Business Services	8.50% (3M L+750, 1.00% Floor)	4/30/22		6,640	6,587	6,441
Kronos, Inc.	Business Services	9.75% (3M L+850, 1.25% Floor)	4/30/20		9,981	10,102	10,125
Lanai Holdings III, Inc.	Healthcare & Pharmaceuticals	9.50% (3M L+850, 1.00% Floor)	8/28/23		17,391	16,870	16,870
MSC Software Corp. (17)	High Tech Industries	8.50% (3M L+750, 1.00% Floor)	5/31/21		13,448	13,346	11,431
MW Industries, Inc.	Manufacturing, Capital Equipment	10.25% (3M L+925, 1.00% Floor)	12/23/20		20,000	19,500	19,500
Poseidon Merger Sub, Inc.	Business Services	9.50% (3M L+850, 1.00% Floor)	8/15/23		18,000	17,518	17,640
Premier Trailer Leasing, Inc.	Transportation – Cargo, Distribution	10.00% (3M L+900, 1.00% Floor)	9/24/20		52,000	51,209	53,040
River Cree Enterprises LP (11)(17)	Hotel, Gaming, Leisure, Restaurants	11.00%	1/20/21	C$	23,000	21,684	16,979
SiTV, Inc. (11)	Broadcasting & Subscription	10.375%	7/1/19		2,219	2,219	1,720
SMG	Hotel, Gaming, Leisure, Restaurants	9.25% (3M L+825, 1.00% Floor)	2/27/21		19,649	19,649	18,912
Sprint Industrial Holdings, LLC	Containers, Packaging & Glass	11.25% (3M L+1000, 1.25% Floor)	11/14/19		16,163	15,546	11,556

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2016
(In thousands, except share data)

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)
Sterling Holdings Ultimate Parent, Inc.	High Tech Industries	9.25% (3M L+825, 1.00% Floor)	6/19/23	$20,000	$19,809	$19,600
STG-Fairway Acquisitions, Inc.	Business Services	10.25% (3M L+925, 1.00% Floor)	6/30/23	15,000	14,658	14,250
TASC, Inc. (16)	Aerospace & Defense	12.00%	5/21/21	2,704	2,597	2,728
TASC, Inc. (16)	Aerospace & Defense	12.00%	5/21/21	7,058	6,939	7,120
TMK Hawk Parent, Corp.	Transportation – Cargo, Distribution	8.50% (3M L+750, 1.00% Floor)	10/1/22	34,000	33,717	33,915
Velocity Technology Solutions, Inc.	Business Services	9.50% (3M L+825, 1.25% Floor)	9/28/20	16,500	16,263	16,088
Venoco, Inc. (11)(14)(16)	Energy – Oil & Gas	8.875% Cash (12.00% PIK Toggle)	2/28/19	37,993	48,170	14,165
Total Second Lien Secured Debt—40.0% (10)					$728,681	$621,573
Total Secured Debt—71.3% (10)					$1,278,933	$1,107,530
Unsecured Debt
American Tire Distributors, Inc. (11)	Transportation – Cargo, Distribution	10.25%	3/1/22	$14,741	$14,816	$12,981
Canacol Energy Ltd. (17)	Energy – Oil & Gas	9.50% (3M L+850, 1.00% Floor)	12/31/19	75,000	73,512	72,150
Delta Educational Systems, Inc. (14)(16)	Education	16.00% PIK	5/12/17	21,888	20,665	—
Sorenson Holdings, LLC (11)	Consumer Goods – Durable	13.00% Cash (13.00% PIK Toggle)	10/31/21	52	35	49
Tibco Software Inc. (11)(16)	High Tech Industries	11.375%	12/1/21	4,984	4,863	3,965
U.S. Security Associates Holdings, Inc.	Business Services	11.00%	7/28/18	135,000	135,000	136,350
UniTek Global Services Inc. (16)	Telecommunications	15.00% PIK	7/13/19	7,641	7,641	7,641
Total Unsecured Debt—15.0% (10)					$256,532	$233,136
Total Corporate Debt—86.3% (10)					$1,535,465	$1,340,666
Structured Products and Other
Asset Repackaging Trust Six B.V. (11)(17)(19)	Utilities – Electric	13.87%	5/18/27	$58,411	$25,375	$30,319
Craft 2013-1, Credit-Linked Note (11)(16)(17)	Diversified Investment Vehicles, Banking, Finance, Real Estate	9.88% (3M L+925)	4/17/22	25,000	25,065	23,761
Craft 2013-1, Credit-Linked Note (16)(17)	Diversified Investment Vehicles, Banking, Finance, Real Estate	9.88% (3M L+925)	4/17/22	7,625	7,722	7,250
Craft 2014-1A, Credit-Linked Note (11)(17)	Diversified Investment Vehicles, Banking, Finance, Real Estate	10.28% (3M L+965)	5/15/21	42,500	42,436	40,252
Craft 2015-2, Credit-Linked Note (11)(17)	Diversified Investment Vehicles, Banking, Finance, Real Estate	9.88% (3M L+925)	1/16/24	26,000	25,902	24,207
Dark Castle Holdings, LLC	Media – Diversified & Production	12.77%	N/A	24,395	1,190	1,095
JP Morgan Chase & Co., Credit-Linked Note (17)	Diversified Investment Vehicles, Banking, Finance, Real Estate	12.90% (1M L+1225)	12/20/21	43,250	41,337	42,976
NXT Capital CLO 2014-1, LLC, Class E Notes (11)(17)	Diversified Investment Vehicles, Banking, Finance, Real Estate	6.14% (3M L+550)	4/23/26	5,000	4,696	3,935
Total Structured Products and Other—11.2% (10)					$173,723	$173,795

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2016
(In thousands, except share data)

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)
Equity
Preferred Equity				Shares
Crowley Holdings, Inc., Series A Preferred Stock (11)	Transportation – Cargo, Distribution	12.00% (10.00% Cash plus 2.00% PIK)	N/A	32,500	$34,173	$34,286
Gryphon Colleges Corp., Preferred Stock (13)(14)	Education	12.50% PIK	N/A	332,500	6,863	—
Gryphon Colleges Corp., Preferred Stock (13)(14)	Education	13.50% PIK	N/A	12,360	27,685	—
Sungevity Inc., Series D Preferred Stock (13)	Energy – Electricity	N/A	N/A	114,678,899	4,171	3,750
Varietal Distribution Holdings, LLC, Class A Preferred Unit	Transportation – Cargo, Distribution	4.00% PIK	N/A	3,097	3,110	3,110
Total Preferred Equity—2.7% (10)					$76,002	$41,146
Common Equity/Interests				Shares
Accelerate Parent Corp., Common Stock (13)	Transportation – Cargo, Distribution	N/A	N/A	1,664,046	$1,714	$1,790
Clothesline Holdings, Inc., Common Stock (13)	Healthcare & Pharmaceuticals	N/A	N/A	6,000	6,000	321
Explorer Coinvest, LLC, Common Stock (17)	Business Services	N/A	N/A	N/A	574	2,066
Garden Fresh Restaurant Holdings, LLC, Common Stock (13)	Hotel, Gaming, Leisure, Restaurants	N/A	N/A	50,000	5,000	—
Gryphon Colleges Corp., Common Stock (13)	Education	N/A	N/A	17,500	175	—
Skyline Data, News and Analytics LLC, Class A Common Unit (13)	Business Services	N/A	N/A	4,500,000	4,500	4,500
Sorenson Holdings, LLC, Membership Interests (13)	Consumer Goods – Durable	N/A	N/A	587	—	135
Varietal Distribution Holdings, LLC, Class A Common Unit (13)	Transportation – Cargo, Distribution	N/A	N/A	28,028	28	312
Total Common Equity/Interests—0.6% (10)					$17,991	$9,124
Warrants				Warrants
Gryphon Colleges Corp., Class A-1 Preferred Stock Warrants (13)	Education	N/A	N/A	45,947	$460	$—
Gryphon Colleges Corp., Class B-1 Preferred Stock Warrants (13)	Education	N/A	N/A	104,314	1,043	—
Gryphon Colleges Corp., Common Stock Warrants (13)	Education	N/A	N/A	9,820	98	—
Spotted Hawk Development, LLC, Common Stock Warrants (13)	Energy – Oil & Gas	N/A	N/A	54,545	852	—
Total Warrants—0.0% (10)					$2,453	$—
Total Equity—3.3% (10)					$96,446	$50,270
Total Non-Controlled/Non-Affiliated Investments—100.8% (10)					$1,805,634	$1,564,731

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2016
(In thousands, except share data)

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)
Non-Controlled/Affiliated Investments (4)
Corporate Debt
Secured Debt
First Lien Secured Debt
Pelican Energy, LLC (14)(17)	Energy – Oil & Gas	10.00% Cash (10.00% PIK Toggle)	12/31/18	$28,886	$26,665	$15,116
Total First Lien Secured Debt—1.0% (10)					$26,665	$15,116
Total Secured Debt—1.0% (10)					$26,665	$15,116
Total Corporate Debt—1.0% (10)					$26,665	$15,116
Structured Products and Other
Golden Bear Warehouse LLC, Membership Interests (3)(17)	Diversified Investment Vehicles, Banking, Finance, Real Estate	N/A	N/A	$27,590	$27,590	$46,353
Ivy Hill Middle Market Credit Fund IX, Ltd., Subordinated Notes (3)(11)(17)(22)	Diversified Investment Vehicles, Banking, Finance, Real Estate	17.42%	10/18/25	12,500	9,861	9,681
Ivy Hill Middle Market Credit Fund X, Ltd., Subordinated Notes (3)(11)(17)(22)	Diversified Investment Vehicles, Banking, Finance, Real Estate	14.53%	7/18/27	14,000	11,835	11,357
MCF CLO I, LLC, Membership Interests (3)(11)(17)(22)	Diversified Investment Vehicles, Banking, Finance, Real Estate	10.64%	4/20/23	38,918	32,625	32,671
MCF CLO III, LLC, Class E Notes (11)(17)	Diversified Investment Vehicles, Banking, Finance, Real Estate	5.07% (3M L+445)	1/20/24	12,750	11,600	10,043
MCF CLO III, LLC, Membership Interests (3)(11)(17)(22)	Diversified Investment Vehicles, Banking, Finance, Real Estate	9.76%	1/20/24	41,900	34,057	31,543
Total Structured Products and Other—9.1% (10)					$127,568	$141,648
Equity
Preferred Equity				Shares
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series B Preferred Stock (13)	Energy – Electricity	N/A	N/A	1,505,868	$8,343	$20,459
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series D Preferred Stock (13)	Energy – Electricity	N/A	N/A	436,689	5,568	5,933
Total Preferred Equity—1.7% (10)					$13,911	$26,392
Common Equity/Interests				Shares
AIC SPV Holdings I, LLC (15)(17)(23)	Diversified Investment Vehicles, Banking, Finance, Real Estate	N/A	N/A	N/A	$47,392	$25,212
AMP Solar Group, Inc., Class A Common Unit (13)(17)	Energy – Electricity	N/A	N/A	243,646	10,000	2,314
LVI Group Investments, LLC, Common Units (3)(13)	Environmental Industries	N/A	N/A	212,460	17,505	14,204
Pelican Energy, LLC, Membership Interests (13)(17)	Energy – Oil & Gas	N/A	N/A	1,228	1,099	—
Total Common Equity/Interests—2.7% (10)					$75,996	$41,730
Total Equity—4.4% (10)					$89,907	$68,122
Total Non-Controlled/Affiliated Investments—14.5% (10)					$244,140	$224,886

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2016
(In thousands, except share data)

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)
Controlled Investments (5)
Corporate Debt
Secured Debt
First Lien Secured Debt
First Lien Secured Debt (excluding Revolvers and Letters of Credit)
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.) (16)	Energy – Oil & Gas	8.00% Cash (10.00% PIK Toggle)	3/29/19	$3,000	$3,000	$3,000
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Unfunded Delayed Draw (16)(21)(23)	Energy – Oil & Gas	0.00% Unfunded	3/29/19	7,000	—	—
Solarplicity Group Limited (17)	Energy – Electricity	12.50% Cash (12.50% PIK Toggle)	11/30/22	£114,965	171,323	151,963
Total First Lien Secured Debt (excluding Revolvers and Letters of Credit)—10.0% (10)					$174,323	$154,963
Revolvers and Letters of Credit
Merx Aviation Finance, LLC, Revolver (16)	Aviation and Consumer Transport	12.00%	10/31/18	$399,084	$399,084	$399,084
Merx Aviation Finance, LLC, Unfunded Revolver (16)(21)	Aviation and Consumer Transport	0.00% Unfunded	10/31/18	100,916	—	—
Merx Aviation Finance, LLC, Letter of Credit (16)(23)	Aviation and Consumer Transport	2.25%	7/13/16	177	—	—
Merx Aviation Finance Assets Ireland Limited, Letter of Credit (16)(23)	Aviation and Consumer Transport	2.25%	9/30/16	1,800	—	—
Merx Aviation Finance Assets Ireland Limited, Letter of Credit (16)(23)	Aviation and Consumer Transport	2.25%	9/30/16	1,800	—	—
Total Revolvers and Letters of Credit—25.7% (10)					$399,084	$399,084
Total First Lien Secured Debt—35.7% (10)					$573,407	$554,047
Second Lien Secured Debt
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.) (16)	Energy – Oil & Gas	8.00% Cash (10.00% PIK Toggle)	3/29/21	$25,630	$25,630	$25,630
Total Second Lien Debt—1.6% (10)					$25,630	$25,630
Total Secured Debt—37.3% (10)					$599,037	$579,677
Total Corporate Debt—37.3% (10)					$599,037	$579,677
Equity
Common Equity/Interests				Shares
Dynamic Product Tankers, LLC, Class A Units (17)(24)	Transportation – Cargo, Distribution	N/A	N/A	N/A	$48,106	$47,738
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Common Stock (13)	Energy – Oil & Gas	N/A	N/A	5,000,000	30,079	24,676
Merx Aviation Finance, LLC, Membership Interests	Aviation and Consumer Transport	N/A	N/A	N/A	62,754	89,014
MSEA Tankers LLC, Class A Units (9)(17)	Transportation – Cargo, Distribution	N/A	N/A	N/A	85,000	85,699
Solarplicity Group Limited, Class B Common Shares (2)(13)(17)	Energy – Electricity	N/A	N/A	2,825	2,472	1,293
Total Common Equity/Interests—16.0% (10)					$228,411	$248,420
Total Equity—16.0% (10)					$228,411	$248,420
Total Controlled Investments—53.3% (10)					$827,448	$828,097

Total Investments—168.6% (6)(7)(10)					$2,877,222	$2,617,714

Liabilities in Excess of Other Assets—(68.6)% (10)						$(1,065,305)
Net Assets—100.0%						$1,552,409

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2016
(In thousands, except share data)

f/k/a - Formerly Known As

(1)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (Note 2).

(2)	Solarplicity Group Limited is a GBP denominated equity investment.

(3)
Denotes investments in which the Company owns greater than 25% of the equity, where the governing documents of each entity preclude the Company from exercising a controlling influence over the management or policies of such entity. The Company does not have the right to elect or appoint more than 25% of the directors or another party has the right to elect or appoint more directors than the Company and has the right to appoint certain members of senior management. Therefore, the Company has determined that these entities are not controlled affiliates. As of June 30, 2016, we had a 100%, 32%, 32%, 36%, 97%, and 98% equity ownership interest in Golden Bear Warehouse, LLC; Ivy Hill Middle Market Credit Fund IX, Ltd.; Ivy Hill Middle Market Credit Fund X, Ltd.; LVI Group Investments, LLC; MCF CLO I, LLC; and MCF CLO III, LLC, respectively.

(4)
Denotes investments in which we are an “Affiliated Person,” as defined in the 1940 Act, due to holding the power to vote or owning 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of March 31, 2016 and June 30, 2016 along with transactions during the three months ended June 30, 2016 in these Affiliated investments are as follows:

Name of Issue	Fair Value at March 31, 2016	Gross Additions (Cost) ●	Gross Reductions (Cost) ■	Net Change in Unrealized Gains (Losses)	Fair Value at June 30, 2016	Net Realized Gains (Losses)	Interest/Dividend/Other Income
AIC SPV Holdings I, LLC	$—	$47,392	$—	$(22,180)	$25,212	$—	$68
AMP Solar Group, Inc., Class A Common Unit	—	7,022	—	(4,708)	2,314	—	—
Generation Brands Holdings, Inc., Basic Common Stock	9,712	—	—	(9,712)	—	10,113	—
Generation Brands Holdings, Inc., Series 2L Common Stock	39,572	—	(11,242)	(28,330)	—	29,963	—
Generation Brands Holdings, Inc., Series H Common Stock	8,087	—	(2,297)	(5,790)	—	6,123	—
Golden Bear Warehouse LLC, Membership Interests	49,617	11,270	(16,588)	2,054	46,353	—	386
Highbridge Loan Management 3-2014, Ltd., Subordinated Notes	4,975	—	(5,548)	573	—	(76)	113
Ivy Hill Middle Market Credit Fund IX, Ltd., Subordinated Notes	9,717	—	(320)	284	9,681	—	398
Ivy Hill Middle Market Credit Fund X, Ltd., Subordinated Notes	10,722	—	(456)	1,091	11,357	—	406
Jamestown CLO I Ltd., Subordinated Notes	380	—	(2,875)	2,495	—	(1,448)	—
LVI Group Investments, LLC, Common Units	21,486	—	—	(7,282)	14,204	—	44
MCF CLO I, LLC, Membership Interests	33,145	—	(642)	168	32,671	—	927
MCF CLO III, LLC, Class E Notes	10,073	30	—	(60)	10,043	—	193
MCF CLO III, LLC, Membership Interests	31,180	—	(643)	1,006	31,543	—	843
Pelican Energy, LLC, First Lien Term Loan	17,500	—	(143)	(2,241)	15,116	—	—
Pelican Energy, LLC, Membership Interests	—	—	—	—	—	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series B Preferred Stock	20,459	—	—	—	20,459	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series D Preferred Stock	5,933	—	—	—	5,933	—	—
	$272,558	$65,714	$(40,754)	$(72,632)	$224,886	$44,675	$3,378
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
June 30, 2016
(In thousands, except share data)

■ Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the amortization of premiums, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

(5)
Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Fair value as of March 31, 2016 and June 30, 2016 along with transactions during the three months ended June 30, 2016 in these Controlled investments are as follows:

Name of Issue	Fair Value at March 31, 2016	Gross Additions (Cost) ●	Gross Reductions (Cost) ■	Net Change in Unrealized Gains (Losses)	Fair Value at June 30, 2016	Net Realized Losses	Interest/Dividend/Other Income
Dynamic Product Tankers, LLC, Class A Units	$48,264	$—	$—	$(526)	$47,738	$—	$1,200
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), First Lien Term Loan	—	3,000	—	—	3,000	—	15
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Unfunded Delayed Draw	—	—	—	—	—	—	—
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Second Lien Term Loan	25,000	630	—	—	25,630	—	631
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Common Stock	30,078	—	—	(5,402)	24,676	—	—
Merx Aviation Finance, LLC, Revolver	403,084	11,000	(15,000)	—	399,084	—	12,314
Merx Aviation Finance, LLC, Unfunded Revolver	—	—	—	—	—	—	—
Merx Aviation Finance, LLC, Letter of Credit	—	—	—	—	—	—	—
Merx Aviation Finance, LLC, Membership Interests	93,714	—	(1,500)	(3,200)	89,014	—	1,000
Merx Aviation Finance Assets Ireland Limited, Letter of Credit	—	—	—	—	—	—	10
Merx Aviation Finance Assets Ireland Limited, Letter of Credit	—	—	—	—	—	—	10
MSEA Tankers LLC, Class A Units	84,138	—	—	1,561	85,699	—	2,500
Solarplicity Group Limited, First Lien Term Loan	163,034	6,575	(6,286)	(11,360)	151,963	(191)	4,265
Solarplicity Group Limited, Class B Common Shares	6,665	—	—	(5,372)	1,293	—	—
	$853,977	$21,205	$(22,786)	$(24,299)	$828,097	$(191)	$21,945
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
As of June 30, 2016, the Company had a 85%, 49%, 100%, 98% and 28% equity ownership interest in Dynamic Product Tankers, LLC; Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.); Merx Aviation Finance, LLC; MSEA Tankers, LLC; and Solarplicity Group Limited, respectively.

(6)	Aggregate gross unrealized gain and loss for federal income tax purposes is $177,291 and $386,142, respectively. Net unrealized loss is $208,851 based on a tax cost of $2,850,977.

(7)
Substantially all securities are pledged as collateral to our multi-currency revolving credit facility (the “Senior Secured Facility” as defined in Note 6). As such, these securities are not available as collateral to our general creditors.

(8)	The negative fair value is the result of the commitment being valued below par.

(9)
As of June 30, 2016, MSEA Tankers, LLC has various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-2 units which are identical except that Class A-1 unit is voting and Class A-2 unit is non-voting. The units entitle the Company to appoint two out of three managers to the board of managers.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2016
(In thousands, except share data)

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

(15)
The underlying investments of AIC SPV Holdings I, LLC are two secured debt positions and one preferred equity position in SquareTwo Financial Corporation. One of the secured debt positions and the preferred equity position are on non-accrual status.

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

(20)
Generally, the interest rate on variable interest rate investments is at benchmark rate plus spread. The borrower has an option to choose the benchmark rate, such as the London Interbank Offered Rate (“LIBOR”), the Euro Interbank Offered Rate (“EURIBOR”), the federal funds rate or the prime rate. The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to 30-day, 90-day, 180-day or 360-day LIBOR rates (1M L, 3M L, 6M L or 12M L, respectively), and EURIBOR loans are typically indexed to 90-day EURIBOR rates (3M E), at the borrower’s option. LIBOR, EURIBOR, and prime loans may be subject to interest floors. As of June 30, 2016, rates for 1M L, 3M L, 6M L, 12M L, 3M E, and prime are 0.4651%, 0.6541%, 0.9242%, 1.2303%, (0.2860%), and 3.50%, respectively.

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

(23)
As of June 30, 2016, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 8 to the financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Portfolio Company	Total Commitment	Drawn Commitment	Letters of Credit	Undrawn Commitment
AIC SPV Holdings I, LLC	$8,518	$4,259	$—	$4,259
Alliant Holdings Intermediate, LLC	15,000	1,875	109	13,016
Avaya, Inc.	3,303	3,303	—	—
Confie Seguros Holding II Co.	4,500	3,220	143	1,137
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	10,000	3,000	—	7,000
LabVantage Solutions Limited	3,817	—	—	3,817
Merx Aviation Finance, LLC	177	—	177	—
Merx Aviation Finance Assets Ireland Limited	3,600	—	3,600	—
My Alarm Center, LLC	19,122	11,294	—	7,828
Tibco Software Inc.	6,000	960	—	5,040
UniTek Global Services Inc.	15,662	—	10,662	5,000
Venoco, Inc.	10,956	—	—	10,956
Total Commitments	$100,655	$27,911	$14,691	$58,053

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2016
(In thousands, except share data)

(24)
As of June 30, 2016, Dynamic Product Tankers, LLC has various classes of limited liability interests outstanding of which Company holds Class A-1 and Class A-3 units which are identical except that Class A-1 unit is voting and Class A-3 unit is non-voting. The units entitle the Company to appoint three out of five managers to the board of managers.

Industry Classification	Percentage of Total Investments (at Fair Value) as of June 30, 2016
Aviation and Consumer Transport	18.6%
Business Services	17.1%
Diversified Investment Vehicles, Banking, Finance, Real Estate	12.1%
Energy – Oil & Gas	11.6%
Transportation – Cargo, Distribution	10.4%
Energy – Electricity	7.1%
High Tech Industries	6.8%
Chemicals, Plastics & Rubber	2.8%
Insurance	2.4%
Telecommunications	2.2%
Hotel, Gaming, Leisure, Restaurants	1.6%
Consumer Services	1.3%
Manufacturing, Capital Equipment	1.3%
Utilities – Electric	1.2%
Healthcare & Pharmaceuticals	1.0%
Food & Grocery	0.9%
Environmental Industries	0.5%
Containers, Packaging & Glass	0.4%
Aerospace & Defense	0.4%
Broadcasting & Subscription	0.1%
Media – Diversified & Production	0.1%
Retail	0.1%
Consumer Goods – Durable	0.0%
Education	0.0%
Metals & Mining	0.0%
Total Investments	100.0%

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

(20)
Generally, the interest rate on variable interest rate investments is at benchmark rate plus spread. The borrower has an option to choose the benchmark rate, such as the London Interbank Offered Rate (“LIBOR”), the Euro Interbank Offered Rate (“EURIBOR”), the federal funds rate or the prime rate. The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to 30-day, 90-day, 180-day or 360-day LIBOR rates (1M L, 3M L, 6M L or 12M L, respectively), at the borrower’s option. Both LIBOR and prime loans may be subject to interest floors. As of June 30, 2016, rates for 1M L, 3M L, 6M L and 12M L are 0.43725%, 0.6286%, 0.8997% and 1.2134%, respectively.

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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share and per share data)

Note 1. Organization
Apollo Investment Corporation (the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” or “our”), a Maryland corporation incorporated on February 2, 2004, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We commenced operations on April 8, 2004 receiving net proceeds of $870,000 from our initial public offering by selling 62 million shares of common stock at a price of $15.00 per share. Since then, and through June 30, 2016, we have raised approximately $2,210,067 in net proceeds from additional offerings of common stock and repurchased common stock for $68,510.
Apollo Investment Management, L.P. (the “Investment Adviser” or “AIM”) is our investment adviser and an affiliate of Apollo Global Management, LLC and its consolidated subsidiaries (“AGM”). The Investment Adviser, subject to the overall supervision of our Board of Directors, manages the day-to-day operations of and provides investment advisory services to the Company.
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
Under the 1940 Act, ASC 946, and the regulations pursuant to Article 6 of Regulation S-X, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit us. Consequently, as of June 30, 2016, the Company did not consolidate any subsidiary, controlled entity or any special purpose entities through which the special purpose entity acquires and holds investments subject to financing with third parties.
These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended March 31, 2016.
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
Cash and cash equivalents are carried at cost which approximates fair value. There were no cash equivalents held as of June 30, 2016 and March 31, 2016.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

Investment Valuation Process
Under procedures established by our Board of Directors, we value investments, including certain secured debt, unsecured debt and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations (unless they are deemed not to represent fair value). We attempt to obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker, primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. If and when market quotations are unavailable or are deemed not to represent fair value, we typically utilize independent third party valuation firms to assist us in determining fair value. Accordingly, such investments go through our multi-step valuation process as described below. In each case, our independent third party valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations for such investments. Investments purchased within 15 business days before the valuation date and debt investments with remaining maturities of 60 days or less may each be valued at cost with interest accrued or discount amortized to the date of maturity (although they are typically valued at available market quotations), unless such valuation, in the judgment of our Investment Adviser, does not represent fair value. In this case such investments shall be valued at fair value as determined in good faith by or under the direction of our Board of Directors including using market quotations where available. Investments that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of our Board of Directors. Such determination of fair values may involve subjective judgments and estimates.
With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, our Board of Directors has approved a multi-step valuation process each quarter, as described below:

1.	Our quarterly valuation process begins with each investment being initially valued by the investment professionals of our Investment Adviser who are responsible for the investment.

2.	Preliminary valuation conclusions are then documented and discussed with senior management of our Investment Adviser.

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. During the three months ended June 30, 2016, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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
The Company records origination and other expenses related to its debt obligations as deferred financing costs. The deferred financing cost for all outstanding debt is presented as a direct deduction from the carrying amount of the related debt liability, except that incurred under the Senior Secured Facility (as defined in Note 6), which the Company will continue to present as an asset on the Statements of Assets and Liabilities. These expenses are deferred and amortized as part of interest expense using the straight-line method over the stated life of the obligation which approximates the effective yield method.
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
Federal and State Income Taxes
We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its shareholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its shareholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to shareholders through June 30, 2016 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ending March 31, 2017. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to shareholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

If we fail to satisfy the annual distribution requirement or otherwise fail to qualify as a RIC in any taxable year, we would be subject to tax on all of our taxable income at regular corporate rates. Distribution would generally be taxable to our individual and other non-corporate taxable shareholders as ordinary dividend income eligible for the reduced maximum rate applicable to qualified dividend income to the extent of our current and accumulated earnings and profits provided certain holding period and other requirements are met. Subject to certain limitation under the Code, corporate distributions would be eligible for the dividend-received deduction. To qualify again to be taxed as a RIC in a subsequent year, we would be required to distribute to our shareholders our accumulated earnings and profits payable by us as an additional tax. In addition, if we failed to qualify as a RIC for a period greater than two taxable years, then, in order to qualify as a RIC in a subsequent year, we would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of up to ten years.
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of June 30, 2016, there were no uncertain tax positions. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2013 remain subject to examination by the Internal Revenue Service.
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
Accounting Standards Adopted in 2016
In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability (i.e., versus being capitalized as an asset and amortized as required under previous guidance), consistent with the presentation of debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance (i.e., debt issuance costs will continue to be amortized as an increase to interest expense). In addition, in August 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest (Subtopic 835-30) (“ASU 2015-15”). This guidance reiterates that the Securities and Exchange Commission (the “SEC”) would not object to an entity deferring and presenting debt issuance costs related to a line of credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings. ASU 2015-03 and ASU 2015-15 are effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015. As of June 30, 2016, the Company adopted ASU 2015-03 and ASU 2015-15 to simplify the presentation of debt issuance costs for all outstanding debt, except that incurred under our Senior Secured Facility (as defined in Note 6), which the Company will continue to present as an asset on our Statements of Assets and Liabilities. The balance sheet as of March 31, 2016 has been adjusted to apply the change in accounting principle retrospectively. The debt issuance costs that are now presented as a reduction from the carrying value of the related debt are $14,428 and $14,649 as of June 30, 2016 and March 31, 2016, respectively. The adoption of ASU 2015-03 and 2015-15 had no material impact on the Company’s net asset value, results of operations or cash flows.

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
Investment Advisory Agreement with AIM
The Company has an investment advisory and management agreement with the Investment Adviser (the “Investment Advisory Agreement”) under which AIM receives a fee from the Company, consisting of two components — a base management fee and a performance-based incentive fee.
Base Management Fee
The base management fee is determined by taking the average value of our gross assets, net of the average of any payable for investments at the end of the two most recently completed calendar quarters calculated at an annual rate of 2%.
2017 Management Fee Waiver
Effective April 1, 2016 through March 31, 2017 (the “waiver period”), the Investment Adviser has agreed to waive 25% of its base management fee so that base management fee is reduced from 2% to 1.50%.
Performance-based Incentive Fee
The incentive fee has two parts, as follows: the first part is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter at an annual rate of 20%. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income including any other fees (other than fees for providing managerial assistance), such as structuring fees, administrative fees, amendment fees, rebate fees, and bridge fees or other fees that we receive from portfolio companies accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under an administration agreement between the Company and the Administrator, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income does not include any realized capital gains computed net of all realized capital losses and unrealized capital depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the rate of 1.75% per quarter (7% annualized) (the “performance threshold”).
2017 Incentive Fee Waiver
Effective April 1, 2016 through March 31, 2017, AIM has agreed to waive up to 25% of its performance-based incentive fee so that the incentive fee on pre-incentive fee net investment income could be accrued at as low a rate as 15% to the extent the Company experiences cumulative net realized and change in unrealized losses during the waiver period (“cumulative net losses”). The inclusion of cumulative net gains and cumulative net losses will be measured on a cumulative basis from April 1, 2016 through the end of each quarter during the waiver period. Any cumulative net gains will result in a dollar for dollar increase in the incentive fee payable up to a maximum rate of 20% and any cumulative net losses will result in a dollar for dollar decrease in the incentive fee payable down to a minimum rate of 15%. If the resulting incentive fee rate is less than 20%, the percentage at which the Investment Adviser’s 100% catch-up is complete will also be reduced ratably from 2.1875% (8.75% annualized) to as low as 2.06% (8.24% annualized) (“catch-up threshold”).
The Company pays the Investment Adviser an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the performance threshold; (2) 100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds 1.75% but does not exceed the catch-up threshold in any calendar quarter; and (3) 15% to 20% of the amount of our pre-incentive fee net investment income, if any, that exceeds catch-up threshold in any calendar quarter. These calculations are appropriately prorated for any period of less than three months. The effect of the fee calculation described above is that if pre-incentive fee net investment income is equal to or exceeds catch-up threshold, the Investment Adviser will receive a fee of 15% to 20% of our pre-incentive fee net investment income for the quarter.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of our cumulative realized capital gains less cumulative realized capital losses, unrealized capital loss (unrealized loss on a gross investment-by-investment basis at the end of each calendar year) and all capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For accounting purposes only, we are required under GAAP to accrue a theoretical capital gains incentive fee based upon net realized capital gains and unrealized capital gain and loss on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no accrual for theoretical capital gains incentive fee for the three months ended June 30, 2016 and June 30, 2015. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (the “Advisers Act”) or the Investment Advisory Agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the Investment Advisory Agreement which specifically excludes consideration of unrealized capital gain.
Management Fee and Incentive Fee Waivers Prior to April 1, 2016
Effective April 2, 2012 through March 31, 2016, AIM has agreed to voluntarily waive the management fees and incentive fees on the common shares issued on April 2, 2012 and May 20, 2013. The Investment Adviser has also entered into an investment sub-advisory agreement with CION Investment Corporation (“CION”) (the “Sub-Advisory Agreement”) under which AIM receives management and incentive fees from CION in connection with the investment advisory services provided. For the period between April 1, 2014 and March 31, 2016, the Investment Adviser has agreed to waive all base management fees receivable under the Investment Advisory Agreement with the Company in the amount equal to the amount actually received by AIM from CION less the fully allocated incremental expenses accrued by AIM (“CION Fee Waiver”). The Sub-Advisory Agreement is subject to renewal annually and was last renewed in December 2015.
For the period between April 1, 2013 and March 31, 2017, AIM has agreed to be paid the portion of the performance-based incentive fee that is attributable to deferred interest, such as PIK, when the Company receives such interest in cash. The accrual of incentive fees shall be reversed if such interest is reversed in connection with any write-off or similar treatment of the investment. Upon payment of the deferred incentive fee, AIM will also receive interest on the deferred interest at an annual rate of 3.25% for the period between the date in which the incentive fee is earned and the date of payment.
For the three months ended June 30, 2016 and June 30, 2015, the Company recognized $14,398 and $17,352, respectively, of base management fees and $8,451 and $11,867, respectively, of performance-based incentive fees before impact of waived fees. For the three months ended June 30, 2016 and June 30, 2015, management fees waived were $3,599 and $3,152, respectively, and incentive fees waived were $2,118 and $1,363, respectively.
As of June 30, 2016 and March 31, 2016, management and performance-based incentive fees payable were $28,955 and $31,124, respectively.
The amount of the incentive fees on PIK income for which payments have been deferred for the three months ended June 30, 2016 and June 30, 2015 were $951 and $1,426, respectively. The cumulative incentive fee on PIK income included in management and performance-based incentive fee payable line of the Statements of Assets and Liabilities as of June 30, 2016 and March 31, 2016 were $12,759 and $11,824, respectively.
Administration Agreement with AIA
The Company has also entered into an administration agreement with the Administrator (the “Administration Agreement”) under which AIA provides administrative services for the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator and requested to be reimbursed by the Administrator in performing its obligations under the Administration Agreement. The expenses include rent and the Company’s allocable portion of its Chief Financial Officer, Chief Compliance Officer, Chief Legal Officer, and their respective staffs. For the three months ended June 30, 2016 and June 30, 2015, the Company recognized administrative services expense under the Administration Agreement of $1,526 and $1,434, respectively. Included in the other liabilities and accrued expenses in the Statements of Assets and Liabilities as of June 30, 2016 and March 31, 2016 is a payable to AIA and its affiliates of $1,380 and $1,017, respectively, for expenses paid on our behalf.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

Merx Aviation Finance, LLC
Merx Aviation Finance, LLC (“Merx”), a wholly-owned portfolio company of the Company, has also entered into an administration agreement with the Administrator (the “Merx Administration Agreement”) under which AIA provides administrative services to Merx. The fee received from Merx by the Company is included in expense reimbursements in the Statements of Operations. For the three months ended June 30, 2016 and June 30, 2015, the Company recognized expense reimbursements of $63 and $37, respectively, under the Merx Administration Agreement.
The Company has also entered into an expense reimbursement agreement with Merx Aviation Finance Assets Ireland Limited, an affiliate of Merx, that will reimburse the Company for reasonable out-of-pocket expenses incurred, including any interest, fees or other amounts incurred by the Company in connection with letters of credit issued on its behalf. For the three months ended June 30, 2016 and June 30, 2015, the Company recognized expenses that were reimbursed under the expense reimbursement agreement of $21 and $20, respectively.
Co-Investment Activity
We may co-invest on a concurrent basis with affiliates of ours, subject to compliance with applicable regulations and our allocation procedures. Certain types of negotiated co-investments may be made only in accordance with the terms of the exemptive order we received from the SEC permitting us to do so. On March 29, 2016, we received an exemptive order from the SEC (the “Order”) permitting us greater flexibility to negotiate the terms of coinvestment transactions with certain of our affiliates, including investment funds managed by AIM or its affiliates, subject to the conditions included therein. Under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must be able to reach certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our shareholders and is consistent with our Board of Directors’ approved criteria. In certain situations where co-investment with one or more funds managed by AIM or its affiliates is not covered by the Order, the personnel of AIM or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. The Order is subject to certain terms and conditions so there can be no assurance that we will be permitted to co-invest with certain of our affiliates other than in the circumstances currently permitted by regulatory guidance and the Order. For the three months ended June 30, 2016, the Company had no investment transactions under the Order.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

Note 4. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per share (“EPS”), pursuant to ASC 260-10, for the three months ended June 30, 2016 and June 30, 2015:

	Three Months Ended June 30,
	2016	2015
Basic Earnings (Loss) Per Share
Net increase (decrease) in net assets resulting from operations	$(42,086)	$6,390
Weighted average shares outstanding	225,940,769	236,741,351
Basic earnings (loss) per share	$(0.19)	$0.03

Diluted Earnings (Loss) Per Share (1)
Net increase in net assets resulting from operations	N/A	$6,390
Adjustment for interest on convertible notes net of incentive fees	N/A	2,549
Net increase in net assets resulting from operations, as adjusted	N/A	$8,939
Weighted average shares outstanding, as adjusted	N/A	251,289,451
Diluted earnings per share	N/A	$0.03
____________________

(1)
In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. For the three months ended June 30, 2015, anti-dilution would total $0.01. For the three months ended June 30, 2016, the Company did not have any convertible notes. As such, diluted EPS was not applicable.

Note 5. Investments
Fair Value Measurement and Disclosures
The following table shows the composition of our investment portfolio as of June 30, 2016, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$1,150,324	$1,055,120	$—	$16,865	$1,038,255
Second Lien Secured Debt	754,311	647,203	—	188,484	458,719
Unsecured Debt	256,532	233,136	—	16,946	216,190
Structured Products and Other	301,291	315,443	—	10,043	305,400
Preferred Equity	89,913	67,538	—	—	67,538
Common Equity/Interests	322,398	299,274	—	—	299,274
Warrants	2,453	—	—	—	—
Total Investments	$2,877,222	$2,617,714	$—	$232,338	$2,385,376

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

The following table shows the composition of our investment portfolio as of March 31, 2016, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$1,213,315	$1,106,150	$—	$16,994	$1,089,156
Second Lien Secured Debt	899,708	799,752	—	308,264	491,488
Unsecured Debt	279,348	255,823	—	28,601	227,222
Structured Products and Other	322,712	329,602	—	10,072	319,530
Preferred Equity	90,726	68,562	—	—	68,562
Common Equity/Interests	287,492	356,940	—	—	356,940
Warrants	4,826	—	—	—	—
Total Investments	$3,098,127	$2,916,829	$—	$363,931	$2,552,898
The following table shows changes in the fair value of our Level 3 investments during the three months ended June 30, 2016:

	First Lien Secured Debt (2)	Second Lien Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of March 31, 2016	$1,089,156	$491,488	$227,222	$319,530	$68,562	$356,940	$—	$2,552,898
Net realized gains (losses)	(33,164)	(21,156)	—	(1,524)	—	47,387	(2,374)	(10,831)
Net change in unrealized gains (losses)	12,273	(14,032)	(3,988)	7,320	(211)	(92,571)	2,374	(88,835)
Net amortization on investments	801	336	88	87	—	17	—	1,329
Purchases, including capitalized PIK (3)	65,913	45,961	279	11,270	204	50,375	—	174,002
Sales (3)	(96,724)	(43,878)	(7,460)	(31,283)	(1,017)	(62,874)	—	(243,236)
Transfers out of Level 3 (1)	—	—	—	—	—	—	—	—
Transfers into Level 3 (1)	—	—	49	—	—	—	—	49
Fair value as of June 30, 2016	$1,038,255	$458,719	$216,190	$305,400	$67,538	$299,274	$—	$2,385,376

Net change in unrealized gains (losses) on Level 3 investments still held as of June 30, 2016	$10,096	$(46,741)	$(3,989)	$12,871	$(22,076)	$(25,677)	$—	$(75,516)
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

(2)	Includes unfunded commitments measured at fair value of $(2,506).

(3)	Includes reorganizations and restructuring of investments.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

The following table shows changes in the fair value of our Level 3 investments during the three months ended June 30, 2015:

	First Lien Secured Debt (2)	Second Lien Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of March 31, 2015	$1,016,030	$512,110	$351,971	$374,368	$165,101	$329,800	$5,571	$2,754,951
Net realized gains (losses)	(386)	18	(9,892)	(67)	—	(42,725)	—	(53,052)
Net change in unrealized gains (losses)	(3,116)	(21,299)	(5,564)	(4,752)	2,779	40,251	2	8,301
Net amortization on investments	600	(322)	121	107	—	—	—	506
Purchases, including capitalized PIK (3)	209,442	129,834	30,771	47,369	22,929	41,338	—	481,683
Sales (3)	(143,315)	(32,699)	(97,622)	(4,461)	(62,507)	(38,285)	—	(378,889)
Transfers out of Level 3 (1)	—	(97,506)	(933)	—	—	(7,549)	—	(105,988)
Transfers into Level 3 (1)	16,646	—	—	—	—	111	—	16,757
Fair value as of June 30, 2015	$1,095,901	$490,136	$268,852	$412,564	$128,302	$322,941	$5,573	$2,724,269

Net change in unrealized gains (losses) on Level 3 investments still held as of June 30, 2015	$(29,893)	$(22,190)	$(12,686)	$(3,081)	$2,780	$16,986	$2	$(48,082)
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

(2)	Includes unfunded revolver obligations and letters of credit measured at fair value of $(3,963).

(3)	Includes reorganizations and restructuring of investments.
The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of June 30, 2016 and March 31, 2016. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.
The unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2016 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Secured Debt	$2,800	Broker Quoted	Broker Quote	N/A	N/A	N/A
	399,084	Discounted Cash Flow	Discount Rate	2.3%	12.0%	12.0%
	2,680	Market Comparable Approach	Comparable Multiple	2.2x	5.0x	4.8x
	25,244	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	81,956	Recovery Analysis	Commodity Price	$42.00	$65.00	$61.84
	31	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	493,398	Yield Analysis	Discount Rate	7.7%	19.5%	12.9%
	33,062	Recovery Analysis	Commodity Price	$42.00	$63.00	$62.52
		Recovery Analysis	Probability Factor	50%	50%	50%
		Yield Analysis	Discount Rate	34.4%	34.4%	34.4%

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average (1)
Second Lien Secured Debt	116,105	Broker Quoted	Broker Quote	N/A	N/A	N/A
	4,005	Market Comparable Approach	Comparable Multiple	2.2x	5.0x	5.0x
	36,370	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	25,630	Recovery Analysis	Commodity Price	$44.00	$65.00	$59.35
	262,444	Yield Analysis	Discount Rate	9.6%	17.0%	10.9%
	14,165	Recovery Analysis	Commodity Price	$42.00	$63.00	$62.52
		Recovery Analysis	Probability Factor	50%	50%	50%
		Yield Analysis	Discount Rate	53.4%	53.4%	53.4%
Unsecured Debt	49	Broker Quoted	Broker Quote	N/A	N/A	N/A
	—	Market Comparable Approach	Comparable Multiple	2.2x	2.2x	2.2x
	216,141	Yield Analysis	Discount Rate	10.3%	16.9%	10.8%
Structured Products and Other	3,935	Broker Quoted	Broker Quote	N/A	N/A	N/A
	301,465	Discounted Cash Flow	Discount Rate	8.6%	20.0%	13.2%
Preferred Equity	3,750	Discounted Cash Flow	Discount Rate	39.5%	39.5%	39.5%
	3,110	Market Comparable Approach	Comparable Multiple	2.2x	12.6x	12.6x
	26,392	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	34,286	Yield Analysis	Discount Rate	11.5%	11.5%	11.5%
Common Equity/Interests	135	Broker Quoted	Broker Quote	N/A	N/A	N/A
	223,743	Discounted Cash Flow	Discount Rate	6.5%	14.3%	12.7%
	23,441	Market Comparable Approach	Comparable Multiple	1.1x	12.6x	6.8x
	25,212	Market Comparable Approach	Comparable Multiple	0.5x	0.5x	0.5x
		Recovery Analysis	Probability Factor	75%	75%	75%
	2,066	Other	Illiquidity/Restrictive Discount	7.0%	7.0%	7.0%
	24,677	Recovery Analysis	Commodity Price	$44.00	$65.00	$59.35
Warrants	—	Market Comparable Approach	Comparable Multiple	2.2x	2.2x	2.2x
	—	Recovery Analysis	Commodity Price	$42.00	$63.00	$62.11
Total Level 3 Investments	$2,385,376
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
Investment Transactions
During the three months ended June 30, 2016 and June 30, 2015, purchases of investments on a trade date basis were $122,718 and $509,348, respectively. During the three months ended June 30, 2016 and June 30, 2015, sales and repayments of investments on a trade date basis were $339,416 and $532,785, respectively.
PIK Income
The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK interest or dividends. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the three months ended June 30, 2016 and June 30, 2015, PIK income earned was $6,364 and $8,077, respectively.
The following table shows the change in capitalized PIK balance for the three months ended June 30, 2016 and June 30, 2015:

	Three Months Ended June 30,
	2016	2015
PIK balance at beginning of period	$73,409	$86,903
PIK income capitalized	3,553	15,596
Adjustments due to exited investments	—	—
PIK income received in cash	(1,254)	(48,344)
PIK balance at end of period	$75,708	$54,155
Dividend Income
The Company holds structured products and other investments. The CLO equity investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The Company records as dividend income the accretable yield from its beneficial interests in structured products such as CLOs based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. During the three months ended June 30, 2016 and June 30, 2015, dividend income from structured products was $2,661 and $6,935, respectively.
Investments on Non-Accrual Status
As of June 30, 2016, 11.8% of total investments at amortized cost, or 4.5% of total investments at fair value, were on non-accrual status. As of March 31, 2016, 8.4% of total investments at amortized cost, or 4.2% of total investments at fair value, were on non-accrual status.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

Unconsolidated Significant Subsidiary
The following unconsolidated subsidiary is considered a significant subsidiary under SEC Regulation S-X Rule 10-01(b)(1) and Regulation S-X Rule 4-08(g) as of June 30, 2016. Accordingly, summarized, comparative financial information is presented below for the unconsolidated significant subsidiary.
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

	Three Months Ended June 30,
	2016	2015
Net revenue	$32,719	$32,754
Net operating income	19,639	21,822
Earnings before taxes	3,246	7,153
Net profit	3,239	6,988
Note 6. Debt and Foreign Currency Transactions and Translations
The Company’s outstanding debt obligations as of June 30, 2016 were as follows:

	Date Issued/Amended	Total Aggregate Principal Amount Committed	Principal Amount Outstanding		Fair Value		Final Maturity Date
Senior Secured Facility	4/24/2015	$1,310,000	$423,551	*	$425,082	(1)	4/24/2020
Senior Secured Notes (Series A)	9/29/2011	29,000	29,000		29,112	(1)	9/29/2016
Senior Secured Notes (Series B)	9/29/2011	16,000	16,000		16,636	(1)	9/29/2018
2042 Notes	10/9/2012	150,000	150,000		155,220	(2)	10/15/2042
2043 Notes	6/17/2013	150,000	150,000		155,340	(2)	7/15/2043
2025 Notes	3/3/2015	350,000	350,000		358,402	(1)	3/3/2025
Total Debt Obligations		$2,005,000	$1,118,551		$1,139,792
Deferred Financing Cost and Debt Discount			$(19,574)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount			$1,098,977
____________________

*	Includes foreign currency debt obligations as outlined in Foreign Currency Transactions and Translations within this note.

(1)
The fair value of these debt obligations are categorized as Level 3 under ASC 820 as of June 30, 2016. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.

(2)	The fair value of these debt obligations are categorized as Level 1 under ASC 820 as of June 30, 2016. The valuation is based on quoted prices of identical liabilities in active markets.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

The Company’s outstanding debt obligations as of March 31, 2016 were as follows:

	Date Issued/Amended	Total Aggregate Principal Amount Committed	Principal Amount Outstanding (3)		Fair Value		Final Maturity Date
Senior Secured Facility	4/24/2015	$1,310,000	$637,904	*	$641,157	(1)	4/24/2020
Senior Secured Notes (Series A)	9/29/2011	29,000	29,000		29,220	(1)	9/29/2016
Senior Secured Notes (Series B)	9/29/2011	16,000	16,000		16,661	(1)	9/29/2018
2042 Notes	10/9/2012	150,000	150,000		150,060	(2)	10/15/2042
2043 Notes	6/17/2013	150,000	150,000		151,740	(2)	7/15/2043
2025 Notes	3/3/2015	350,000	350,000		352,485	(1)	3/3/2025
Total Debt Obligations		$2,005,000	$1,332,904		$1,341,323
Deferred Financing Cost and Debt Discount			$(19,944)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount			$1,312,960
____________________

*	Includes foreign currency debt obligations as outlined in Foreign Currency Transactions and Translations within this note.

(1)
The fair value of these debt obligations are categorized as Level 3 under ASC 820 as of March 31, 2016. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.

(2)	The fair value of these debt obligations are categorized as Level 1 under ASC 820 as of March 31, 2016. The valuation is based on quoted prices of identical liabilities in active markets.

(3)	Numbers were updated due to the retrospective application of the new accounting pronouncements (ASU 2015-03 and ASU 2015-15) adopted as of June 30, 2016.
Senior Secured Facility
On April 24, 2015, the Company amended and restated its senior secured, multi-currency, revolving credit facility (the “Senior Secured Facility”). The amendment and restatement increased the lenders’ commitments to $1,310,000, extended the final maturity date through April 24, 2020, and allows the Company to seek additional commitments from new and existing lenders in the future, up to an aggregate facility size not to exceed $1,965,000. The Senior Secured Facility is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. Commencing May 31, 2019, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the Senior Secured Facility as of April 24, 2020. In addition, the stated interest rate on the facility was changed from LIBOR plus 2.00% to a formula-based calculation based on a minimum borrowing base, resulting in a stated interest rate, depending on the type of borrowing, of (a) either LIBOR plus 1.75% per annum or LIBOR plus 2.00% per annum, or (b) either Alternate Base Rate plus 0.75% per annum or Alternate Base Rate plus 1% per annum. As of June 30, 2016, the stated interest rate on the facility was LIBOR plus 2.00%. The Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Senior Secured Facility and participation fees and fronting fees of up to 2.25% per annum on the letters of credit issued.
The Senior Secured Facility contains affirmative and restrictive covenants, events of default and other customary provisions for similar debt facilities, including: (a) periodic financial reporting requirements, (b) maintaining minimum shareholders’ equity of the greater of (i) 40% of the total assets of the Company and its consolidated subsidiaries as at the last day of any fiscal quarter and (ii) the sum of (A) $870,000 plus (B) 25% of the net proceeds from the sale of equity interests in the Company after the closing date of the Senior Secured Facility, (c) maintaining a ratio of total assets, less total liabilities (other than indebtedness) to total indebtedness, in each case of the Company and its consolidated subsidiaries, of not less than 2.0:1.0, (d) limitations on the incurrence of additional indebtedness, including a requirement to meet a certain minimum liquidity threshold before the Company can incur such additional debt, (e) limitations on liens, (f) limitations on investments (other than in the ordinary course of the Company’s business), (g) limitations on mergers and disposition of assets (other than in the normal course of the Company’s business activities), (h) limitations on the creation or existence of agreements that permit liens on properties of the Company’s consolidated subsidiaries and (i) limitations on the repurchase or redemption of certain unsecured debt and debt securities. In

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

addition to the asset coverage ratio described in clause (c) of the preceding sentence, borrowings under the Senior Secured Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio.
The Senior Secured Facility also provides for the issuance of letters of credit up to an aggregate amount of $150,000. As of June 30, 2016 and March 31, 2016, the Company had $16,290 in standby letters of credit issued through the Senior Secured Facility. The amount available for borrowing under the Senior Secured Facility is reduced by any standby letters of credit issued through the Senior Secured Facility. Under GAAP, these letters of credit are considered commitments because no funding has been made and as such are not considered a liability. These letters of credit are not senior securities because they are not in the form of a typical financial guarantee and the portfolio companies are obligated to refund any drawn amounts. The available remaining capacity under the Senior Secured Facility was $870,159 and $655,806 as of June 30, 2016 and March 31, 2016, respectively. Terms used in this disclosure have the meanings set forth in the Senior Secured Facility agreement.
Senior Secured Notes
On September 30, 2010, the Company entered into a note purchase agreement with certain institutional accredited investors providing for a private placement issuance of $225,000 aggregate principal amount of five-year, senior secured notes with an annual fixed interest rate of 6.25% and a maturity date of October 4, 2015 (the “Senior Secured Notes”). On October 4, 2010, the Senior Secured Notes issued by the Company were sold to certain institutional accredited investors pursuant to an exemption from registration under the Securities Act of 1933, as amended. Interest on the Senior Secured Notes was due semi-annually on April 4 and October 4, commencing on April 4, 2011.
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
The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three months ended June 30, 2016, and June 30, 2015:

	Three Months Ended June 30,
	2016	2015 (2)
Average debt outstanding	$1,233,619	$1,517,811
Maximum amount of debt outstanding	1,363,533	1,640,135

Weighted average annualized interest cost (1)	4.75%	5.34%
Annualized amortized debt issuance cost	0.67%	0.57%
Total annualized interest cost	5.42%	5.91%
____________________

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Facility. Commitment fees for the three months ended June 30, 2016 and June 30, 2015 were $697 and $811, respectively.

(2)	Numbers were updated due to the retrospective application of the new accounting pronouncements (ASU 2015-03 and ASU 2015-15) adopted as of June 30, 2016.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

Foreign Currency Transactions and Translations
The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of June 30, 2016:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain (Loss)	Reset Date
Canadian Dollar	C$	57,100	$51,962	$43,967	$7,995	7/29/2016
Euro		€14,000	15,127	15,554	(427)	7/6/2016
British Pound		£14,000	20,354	18,715	1,639	7/11/2016
British Pound		£8,700	13,319	11,630	1,689	7/13/2016
British Pound		£22,500	33,802	30,078	3,724	7/20/2016
British Pound		£24,400	37,283	32,618	4,665	7/25/2016
British Pound		£54,600	83,095	72,989	10,106	7/29/2016
			$254,942	$225,551	$29,391
The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of March 31, 2016:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain (Loss)	Reset Date
Canadian Dollar	C$	55,100	$50,366	$42,599	$7,767	4/29/2016
Euro		€14,000	15,126	15,954	(828)	4/4/2016
British Pound		£14,000	20,354	20,122	232	4/8/2016
British Pound		£14,500	22,199	20,841	1,358	4/11/2016
British Pound		£14,500	22,209	20,841	1,368	4/18/2016
British Pound		£24,400	37,283	35,070	2,213	4/22/2016
British Pound		£54,600	83,095	78,477	4,618	4/29/2016
			$250,632	$233,904	$16,728
As of June 30, 2016 and March 31, 2016, the Company was in compliance with all debt covenants.
Note 7. Shareholders’ Equity
There were no equity offerings of common stock during the three months ended June 30, 2016 and fiscal year ended March 31, 2016.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

On September 15, 2015, the Company allocated $5 million to be repurchased under the August Repurchase Plan in accordance with SEC Rule 10b5-1 (the “September 10b5-1 Repurchase Plan”). On December 16, 2015, March 17, 2016, and June 15, 2016, the Company allocated $10 million, $5 million, and $15 million, respectively, to be repurchased under the Current Repurchase Plan in accordance with SEC Rule 10b5-1 (together with the September 10b5-1 Repurchase Plan, the “10b5-1 Repurchase Plans”).
During the three months ended June 30, 2016, under the Repurchase Plans and the 10b5-1 Repurchase Plans (the “Plans”), the Company repurchased 1,088,800 shares at a weighted average price per share of $5.58, inclusive of commissions, for a total cost of $6,073. This represents a discount of approximately 21.34% of the average net asset value per share for the three months ended June 30, 2016.
For the year ended March 31, 2016, under the Plans, the Company repurchased 10,584,855 shares at a weighted average price per share of $5.90, inclusive of commissions, for a total cost of $62,437. This represents a discount of approximately 23.09% of the average net asset value per share for the year ended March 31, 2016.
Since the inception of the Plans through June 30, 2016, the Company repurchased 11,673,655 shares at weighted average price per share of $5.87, inclusive of commissions, for a total cost of $68,510.
On September 12, 2014, the Company announced an at-the-market offering program (the “ATM Program”) through which we can sell up to 16 million shares of its common stock from time to time. As of June 30, 2016, no shares had been sold through the Company’s ATM Program.
Note 8. Commitments and Contingencies
The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of June 30, 2016 and March 31, 2016, the Company had the following unfunded commitments to its portfolio companies:

	June 30, 2016	March 31, 2016
Unfunded revolver obligations and bridge loan commitments (1)	$223,708	$291,424
Standby letters of credit issued and outstanding (2)	14,691	14,723
Unfunded delayed draw loan commitments (3)	24,085	13,234
Unfunded delayed draw loan commitments (performance thresholds not met) (4)	—	25,000
Total Unfunded Commitments	$262,484	$344,381
____________________

(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of June 30, 2016 and March 31, 2016, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that needs to be met prior to funding. As of June 30, 2016 and March 31, 2016, the bridge loan commitments included in the balances were $189,740 and $253,413, respectively.

(2)
For all these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. None of the letters of credit issued and outstanding are recorded as a liability on the Company’s Statements of Assets and Liabilities as such letters of credit are considered in the valuation of the investments in the portfolio company.

(3)
The Company’s commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions which can include covenants to maintain specified leverage levels and other related borrowing base covenants.

(4)
The borrowers are required to meet certain performance thresholds before the Company is obligated to fulfill the commitments and those performance thresholds were not met as of June 30, 2016 and March 31, 2016.

Of the unfunded commitments which existed as of June 30, 2016, $102,095 were outstanding as of August 4, 2016.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

Note 9. Financial Highlights
The following is a schedule of financial highlights for the three months ended June 30, 2016 and fiscal year ended March 31, 2016.

	Three Months Ended June 30, 2016	Year Ended March 31, 2016
	(Unaudited)
Per Share Data*
Net asset value at beginning of period	$7.28	$8.18
Net investment income (1)	0.16	0.83
Net realized and change in unrealized losses (1)	(0.35)	(1.02)
Net decrease in net assets resulting from operations	(0.19)	(0.19)
Distributions of net investment income (2)	(0.20)	(0.48)
Distributions of return of capital (2)	—	(0.32)
Accretion due to share repurchases	0.01	0.09
Net asset value at end of period	$6.90	$7.28

Per share market value at end of period	$5.54	$5.55
Total return (3)	3.36%	(17.53)%
Shares outstanding at end of period	225,067,696	226,156,496
Weighted average shares outstanding	225,940,769	232,555,815

Ratio/Supplemental Data
Net assets at end of period (in millions)	$1,552.4	$1,645.6
Annualized ratio of operating expenses to average net assets (4)(5)	5.93%	5.85%
Annualized ratio of interest and other debt expenses to average net assets (5)	4.21%	4.47%
Annualized ratio of total expenses to average net assets (4)(5)	10.14%	10.32%
Annualized ratio of net investment income to average net assets (5)	9.05%	10.70%
Average debt outstanding (in millions) (6)	$1,233.6	$1,456.4
Average debt per share (6)	$5.46	$6.26
Annualized portfolio turnover rate (5)	17.79%	34.35%
Asset coverage per unit (6)(7)	$2,413	$2,253
____________________

*	Totals may not foot due to rounding.

(1)	Financial highlights are based on the weighted average number of shares outstanding for the period presented.

(2)
Dividends and distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. Although the tax character of distributions paid to shareholders through June 30, 2016 may include return of capital, the exact amount cannot be determined at this point. Per share amounts are based on actual rate per share.

(3)
Total return is based on the change in market price per share during the respective periods. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.

(4)
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown inclusive of all voluntary management and incentive fee waivers (Note 3). For the three months ended June 30, 2016, the annualized ratio of operating expenses to average net assets and the annualized ratio of total expenses to average net assets would be 7.38% and 11.59%, respectively, without the voluntary fee waivers. For the fiscal year ended March 31, 2016, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 6.94% and 11.41%, respectively, without the voluntary fee waivers.

(5)	Annualized for the three months ended June 30, 2016.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

(6)	Numbers as of March 31, 2016 were updated due to the retrospective application of the new accounting pronouncements (ASU 2015-03 and ASU 2015-15) adopted as of June 30, 2016.

(7)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. The asset coverage ratio for the fiscal year ended March 31, 2016 is unaudited.

Note 10. Subsequent Events
On August 4, 2016, the Board of Directors declared a dividend of $0.15 per share for the first quarter of fiscal year 2017, payable on October 5, 2016 to shareholders of record as of September 21, 2016.
During the period from July 1, 2016 through August 4, 2016, the Company repurchased 49,475 shares at a weighted average price per share of $5.51, inclusive of commissions, for a total cost of $273.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Apollo Investment Corporation:
We have reviewed the accompanying statement of assets and liabilities of Apollo Investment Corporation (the “Company”), including the schedule of investments, as of June 30, 2016, the related statements of operations and of cash flows for the three month periods ended June 30, 2016 and June 30, 2015, and the statement of changes in net assets for the three month period ended June 30, 2016. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities, including the schedule of investments, as of March 31, 2016, and the related statements of operations (not presented herein), of changes in net assets and of cash flows (not presented herein) for the year then ended, and in our report dated May 19, 2016, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of assets and liabilities, including the schedule of investments, as of March 31, 2016, and the related statement of changes in net assets for the year then ended, is fairly stated in all material respects in relation to the statements of assets and liabilities, including the schedule of investments, and of changes in net assets from which it has been derived.

/s/  PricewaterhouseCoopers LLP
New York, New York
August 5, 2016

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
Overview
Apollo Investment Corporation (the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” or “our”) was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our shareholders. We commenced operations on April 8, 2004 upon completion of our initial public offering that raised $870 million in net proceeds from selling 62 million shares of common stock at a price of $15.00 per share. Since then, and through June 30, 2016, we have raised approximately $2.21 billion in net proceeds from additional offerings of common stock and we have repurchased common stock for $68.5 million.
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
Revenue
We generate revenue primarily in the form of interest and dividend income from the securities we hold and capital gains, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of mezzanine or senior secured loans, generally have a stated term of five to ten years and bear interest at a fixed rate or a floating rate usually determined on the basis of a benchmark, such as the London Interbank Offered Rate (“LIBOR”), the Euro Interbank Offered Rate (“EURIBOR”), the federal funds rate, or the prime rate. Interest on debt securities is generally payable quarterly or semiannually and while U.S. subordinated debt and corporate notes typically accrue interest at fixed rates, some of our investments may include zero coupon and/or step-up bonds that accrue income on a constant yield to call or maturity basis. In addition, some of our investments provide for payment-in-kind (“PIK”) interest or dividends. Such amounts of accrued PIK interest or dividends are added to the cost of the investment on the respective capitalization dates and generally become due at maturity of the investment or upon the investment being called by the issuer. We may also generate revenue in the form of commitment, origination, structuring fees, fees for providing managerial assistance and, if applicable, consulting fees, etc.
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

•
all other expenses incurred by us or the Administrator in connection with administering our business, such as our allocable portion of overhead under the administration agreement, including rent and our allocable portion of the cost of our Chief Financial Officer, Chief Compliance Officer, Chief Legal Officer, and their respective staffs.

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
Portfolio and Investment Activity
Our portfolio and investment activity during the three months ended June 30, 2016 and June 30, 2015 was as follows:

	Three Months Ended June 30,
(in millions)*	2016	2015
Investments made in portfolio companies	$122.7	$509.3
Investments sold	(146.0)	(334.7)
Net activity before repaid investments	(23.3)	174.7
Investments repaid	(193.4)	(198.1)
Net investment activity	$(216.7)	$(23.4)

Portfolio companies at beginning of period	89	105
Number of new portfolio companies	5	10
Number of exited portfolio companies	(13)	(13)
Portfolio companies at end of period	81	102

Number of investments in existing portfolio companies	12	20
____________________

*	Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of June 30, 2016 and March 31, 2016 were as follows:

	June 30, 2016		March 31, 2016
Portfolio composition, at fair value:
Secured debt	65%		65%
Unsecured debt	9%		9%
Structured products and other	12%		11%
Preferred equity	3%		3%
Common equity/interests and warrants	11%		12%
Weighted average yields, at amortized cost basis, exclusive of securities on non-accrual status (1):
Secured debt portfolio	11.0%		11.0%
Unsecured debt portfolio	10.8%		10.7%
Total debt portfolio	11.0%		11.0%
Income-bearing investment portfolio composition, at fair value:
Fixed rate amount	$1.0	billion	$1.1	billion
Floating rate amount	$1.1	billion	$1.2	billion
Fixed rate, as percentage of total	48%		47%
Floating rate, as percentage of total	52%		53%
Income-bearing investment portfolio composition, at amortized cost:
Fixed rate amount	$1.0	billion	$1.1	billion
Floating rate amount	$1.1	billion	$1.3	billion
Fixed rate, as percentage of total	49%		47%
Floating rate, as percentage of total	51%		53%
____________________

(1)	An investor’s yield may be lower than the portfolio yield due to sales loads and other expenses.
Since the initial public offering of Apollo Investment in April 2004 and through June 30, 2016, invested capital totaled $16.6 billion in 374 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 100 different financial sponsors.
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
As of June 30, 2016, $2.39 billion or 91% of the Company’s investments were classified as Level 3. The high proportion of Level 3 investments relative to our total investments is directly related to our investment philosophy and target portfolio, which consists primarily of long-term secured debt, as well as unsecured and mezzanine positions of private middle-market companies. A fundamental difference exists between our investments and those of comparable publicly traded fixed income investments, namely high-yield bonds, and this difference affects the valuation of our private investments relative to comparable publicly traded instruments.
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

Investment Valuation Process
Under procedures established by our Board of Directors, we value investments, including certain secured debt, unsecured debt, and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations (unless they are deemed not to represent fair value). We attempt to obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker, primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. If and when market quotations are deemed not to represent fair value, we typically utilize independent third party valuation firms to assist us in determining fair value. Accordingly, such investments go through our multi-step valuation process as described below. In each case, our independent valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations for such investments. Investments purchased within 15 business days before the valuation date and debt investments with remaining maturities of 60 days or less may each be valued at cost with interest accrued or discount amortized to the date of maturity (although they are typically valued at available market quotations), unless such valuation, in the judgment of our Investment Adviser, does not represent fair value. In this case, such investments shall be valued at fair value as determined in good faith by or under the direction of our Board of Directors, including using market quotations where available. Investments that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of our Board of Directors. Such determination of fair values may involve subjective judgments and estimates.
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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered in the valuation process of independent valuation firms. During the three months ended June 30, 2016, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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
Accounting Standards Adopted in 2016 and Recent Accounting Pronouncements
See Note 2 within the Notes to the Financial Statements.

Results of Operations
Operating results for the three months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,
(in millions)*	2016	2015
Investment income
Interest income	$65.9	$84.4
Dividend income	8.9	13.8
Other income	1.8	3.5
Total investment income	$76.5	$101.7
Expenses
Management and performance-based incentive fees, net of amounts waived	$17.1	$24.7
Interest and other debt expenses, net of reimbursements	16.8	22.4
Administrative services expense, net of reimbursements	1.5	1.4
Other general and administrative expenses	5.0	2.2
Net expenses	$40.4	$50.7
Net investment income	$36.1	$51.0
Net realized and change in unrealized gains (losses)
Net realized losses	$(12.6)	$(80.9)
Net change in unrealized gains (losses)	(65.5)	36.3
Net realized and change in unrealized losses	(78.2)	(44.6)
Net increase (decrease) in net assets resulting from operations	$(42.1)	$6.4

Net investment income on per average share basis	$0.16	$0.22
Earnings (Loss) per share — basic	$(0.19)	$0.03
Earnings (Loss) per share — diluted (1)	N/A	$0.03
____________________

*	Totals may not foot due to rounding.

(1)
In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. For the three months ended June 30, 2015, anti-dilution would total $0.01. For the three months ended June 30, 2016, the Company did not have any convertible notes. As such, diluted EPS was not applicable.

Total Investment Income
The decrease in total investment income for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was driven by the decrease in interest income of $18.5 million and the decrease in dividend income of $4.9 million. The decrease in interest income is due to a lower income-bearing investment portfolio, an increase in investments on non-accrual status, and a decrease in prepayment fees and income recognized from the acceleration of discount, premium, or deferred fees on repaid investments which totaled $5.1 million and $8.0 million for the three months ended June 30, 2016 and June 30, 2015, respectively. The decrease in the dividend income is due to exit or restructuring of dividend yielding investments in portfolio companies such as AMP Solar (UK) Limited, PlayPower Holdings Inc., and Golden Hill CLO I, LLC. The decrease in dividend income is offset by the distributions received from Dynamic Product Tankers, LLC and Merx Aviation Finance, LLC.

Net Expenses
The decrease in expenses for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily driven by the decrease of $7.6 million in management and performance-based incentive fees (net of amounts waived) due to lower average gross assets and lower investment income. In addition, there is also the decrease of $5.6 million in interest and other debt expenses due to the repayment of the Senior Secured Notes in October 2015 and repayment of Convertible Notes in January 2016. The debt repayments resulted in a decrease in total cost of debt from 5.91% for the three months ended June 30, 2015 to 5.42% for the three months ended June 30, 2016 and a decrease in the average debt outstanding from $1.52 billion during the three months ended June 30, 2015 to $1.23 billion during the three months ended June 30, 2016. The decrease in interest expense related to the debt repayments was partially offset by the increase in interest expense due to increased utilization of the Senior Secured Facility. The decrease in expenses is also offset by the $2.7 million of non-recurring expenses related to a strategic transaction that was considered but did not occur.
Net Realized Gains (Losses)
During the three months ended June 30, 2016, we recognized gross realized gains of $47.9 million and gross realized losses of $60.5 million, resulting in net realized losses of $12.6 million. Significant realized gains (losses) for the three months ended June 30, 2016 are summarized below:

(in millions)	Net Realized Gain (Loss)
Generation Brands Holdings, Inc.	$46.2
AIC SPV Holdings I, LLC	(21.2)
Osage Exploration & Development, Inc.	(19.2)
Aveta, Inc.	(11.9)
Energy & Exploration Partners, Inc.	(2.4)
During the three months ended June 30, 2015, we recognized gross realized gains of $8.7 million and gross realized losses of $89.6 million, resulting in net realized losses of $80.9 million. Significant realized gains (losses) for the three months ended June 30, 2015 are summarized below:

(in millions)	Net Realized Gain (Loss)
PlayPower Holdings, Inc.	$(42.9)
Molycorp, Inc.	(22.1)
PetroBakken Energy Ltd.	(9.0)
BCA Osprey II Limited	(7.4)
Venoco, Inc.	(4.2)

Net Change in Unrealized Gains (Losses)
During the three months ended June 30, 2016, we recognized gross unrealized gains of $88.4 million and gross unrealized losses of $153.9 million, resulting in net unrealized losses of $65.5 million. Significant change in unrealized gains (losses) for the three months ended June 30, 2016 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Osage Exploration & Development, Inc.	$19.3
Aveta, Inc.	13.2
AIC SPV Holdings I, LLC	10.5
Radio One, Inc.	4.7
Deep Gulf Energy II, LLC	2.5
Jamestown CLO I Ltd.	2.5
Generation Brands Holdings, Inc.	(43.8)
Garden Fresh Restaurant Corp.	(29.9)
Delta Educational Systems, Inc.	(22.2)
Solarplicity Group Limited	(16.7)
LVI Group Investments, LLC	(7.3)
Venoco, Inc.	(6.1)
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	(5.4)
During the three months ended June 30, 2015, we recognized gross unrealized gains of $110.8 million and gross unrealized losses of $74.5 million, resulting in net unrealized losses of $36.3 million. Significant unrealized gains (losses) for the three months ended June 30, 2015 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
PlayPower Holdings, Inc.	$21.8
Molycorp, Inc.	20.4
PetroBakken Energy Ltd.	10.6
Venoco, Inc.	9.8
Generation Brands Holdings, Inc.	9.0
BCA Osprey II Limited	5.6
SquareTwo Financial Corp. (Collect America, Ltd.)	(10.7)
Artsonig Pty Ltd	(9.9)
Miller Energy Resources, Inc.	(7.8)
Magnetation, LLC	(6.4)
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
Cash Equivalents
We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. (See Note 2 within the Notes to Financial Statements.) At the end of each fiscal quarter, we consider taking proactive steps utilizing cash equivalents with the objective of enhancing our investment flexibility during the following quarter, pursuant to Section 55 of the 1940 Act. More specifically, we may purchase U.S. Treasury bills from time-to-time on the last business day of the quarter and typically close out that position on the following business day, settling the sale transaction on a net cash basis with the purchase, subsequent to quarter end. Apollo Investment may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our Senior Secured Facility, as we deem appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. There were no cash equivalents held as of June 30, 2016.
Debt
See Note 6 within the Notes to Financial Statements for information on the Company’s debt.
The following table shows the contractual maturities of our debt obligations as of June 30, 2016:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$423.6	$—	$—	$423.6	$—
Senior Secured Notes (Series A)	29.0	29.0	—	—	—
Senior Secured Notes (Series B)	16.0	—	16.0	—	—
2042 Notes	150.0	—	—	—	150.0
2043 Notes	150.0	—	—	—	150.0
2025 Notes	350.0	—	—	—	350.0
Total Debt Obligations	$1,118.6	$29.0	$16.0	$423.6	$650.0
____________________

(1)
As of June 30, 2016, aggregate lender commitments under the Senior Secured Facility totaled $1.31 billion and $870.2 million of unused capacity. As of June 30, 2016, there were $16.3 million of letters of credit issued under the Senior Secured Facility that were not recorded as liabilities on the Company’s Statement of Assets and Liabilities.

On April 24, 2015, the Company amended and restated the Senior Secured Facility. The amendment increased the lenders’ commitments to $1.31 billion, extended the final maturity date to April 24, 2020, and allows the Company to seek additional commitments from new and existing lenders in the future, up to an aggregate facility size not to exceed $1.965 billion. The Senior Secured Facility is secured by substantially all of the assets in Apollo Investment’s portfolio, including cash and cash equivalents. Commencing May 24, 2019, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the Senior Secured Facility as of April 24, 2019. In addition, the stated interest rate on the facility was changed from LIBOR plus 2.00% to a formula-based calculation based on a minimum borrowing base, resulting in a stated interest rate of either LIBOR plus 1.75% or LIBOR plus 2.00%. As of June 30, 2016, the stated interest rate on the facility was LIBOR plus 2.00%. The Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Senior Secured Facility and participation and fronting fees totaling 2.25% per annum on the letters of credit issued.
Shareholders’ Equity
See Note 7 within the Notes to Financial Statements for information on the Company’s public offerings and share repurchase plans.
During the three months ended June 30, 2016, under the Repurchase Plans and the 10b5-1 Repurchase Plans (the “Plans”), the Company repurchased 1,088,800 shares at a weighted average price per share of $5.58, inclusive of commissions, for a total cost of $6,072,569. This represents a discount of approximately 21.34% of the average net asset value per share for the three months ended June 30, 2016.
For the year ended March 31, 2016, under the Plans, the Company repurchased 10,584,855 shares at a weighted average price per share of $5.90, inclusive of commissions, for a total cost of $62,437,293. This represents a discount of approximately 23.09% of the average net asset value per share for the year ended March 31, 2016.
Since the inception of the Plans through June 30, 2016, the Company repurchased 11,673,655 shares at weighted average price per share of $5.87, inclusive of commissions, for a total cost of $68,509,862.

Distributions
Distributions paid to shareholders for the three months ended June 30, 2016 and June 30, 2015 totaled $45.2 million ($0.20 per share) and $47.3 million ($0.20 per share), respectively. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. Although the tax character of distributions paid to shareholders through June 30, 2016 may include return of capital, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ending March 31, 2017. Tax characteristics of all distributions will be reported to shareholders on Form 1099 after the end of the calendar year. Our quarterly distributions, if any, will be determined by our Board of Directors.
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
PIK Income
For the three months ended June 30, 2016 and June 30, 2015, PIK income totaled $6.4 million on total investment income of $76.5 million and $8.1 million on total investment income of $101.7 million, respectively. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders annually in the form of dividends, even though the Company has not yet collected the cash. See Note 5 within the Notes to the Financial Statements for more information on the Company’s PIK income.
Related Party Transactions
See Note 3 within the Notes to the Financial Statements for information on the Company’s related party transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. During the three months ended June 30, 2016, many of the loans in our portfolio had floating interest rates. These loans are usually based on floating LIBOR and typically have durations of one to twelve months after which they reset to current market interest rates. The Company also has a Senior Secured Facility that is based on floating LIBOR rates.
The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of June 30, 2016, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income		Net Investment Income Per Share
Up 400 basis points	$16.9	million	$0.075
Up 300 basis points	$11.6	million	$0.052
Up 200 basis points	$6.3	million	$0.028
Up 100 basis points	$1.0	million	$0.004
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2016 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Controls Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the first fiscal quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2016, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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
On September 15, 2015, the Company allocated $5 million to be repurchased under the August Repurchase Plan in accordance with SEC Rule 10b5-1 (the “September 10b5-1 Repurchase Plan”). On December 16, 2015, March 17, 2016, and June 15, 2016, the Company allocated $10 million, $5 million, and $15 million, respectively, to be repurchased under the Current Repurchase Plan in accordance with SEC Rule 10b5-1 (together with the September 10b5-1 Repurchase Plan, the “10b5-1 Repurchase Plans”).
Since the inception of the Plans through June 30, 2016, the Company repurchased 11,673,655 shares at weighted average price per share of $5.87, inclusive of commissions, for a total cost of $68.5 million.

The following table presents information with respect to the Company’s purchases of its common stock since adoption of the Plans through June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans
August 1, 2015 through August 31, 2015	1,530,000	$6.57	1,530,000	$40.0	million
September 1, 2015 through September 30, 2015	1,810,400	$6.15	1,810,400	$28.8	million
November 1, 2015 through November 30, 2015	3,350,000	$6.03	3,350,000	$8.6	million
December 1, 2015 through December 31, 2015	1,882,329	$5.86	1,882,329	$47.6	million
January 1, 2016 through January 31, 2016	2,012,126	$4.97	2,012,126	$37.6	million
June 1, 2016 through June 30, 2016	1,088,800	$5.58	1,088,800	$31.5	million
Total	11,673,655	$5.87	11,673,655
____________________

(1)	Represents actual transaction dates within each month in which there were share repurchase transactions.
During the period from July 1, 2016 through August 4, 2016, the Company repurchased 49,475 shares at a weighted average price per share of $5.51, inclusive of commissions, for a total cost of $272,596, leaving a maximum of $31.2 million available for future purchases under the Current Repurchase Plan.

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
_________________________

*	Filed herewith.

(1)	Incorporated by reference from the Registrant’s post-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on August 14, 2006.

(2)	Incorporated by reference from the Registrant’s Form 10-K, filed on May 19, 2015.

(3)	Incorporated by reference from the Registrant’s Form 8-K, filed on April 30, 2015.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 5, 2016.

APOLLO INVESTMENT CORPORATION

By:	/s/ JAMES C. ZELTER
James C. Zelter
Chief Executive Officer

By:	/s/ GREGORY W. HUNT
Gregory W. Hunt
Chief Financial Officer and Treasurer