Form 10-Q
period 2016-09-30
APOLLO INVESTMENT CORP
filed 2016-11-08
CIK 1278752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at November 7, 2016
$0.001 par value	219,779,154

APOLLO INVESTMENT CORPORATION

PART I. FINANCIAL INFORMATION
In this report, the terms the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” and “our” refer to Apollo Investment Corporation unless the context specifically states otherwise.
Item 1. Financial Statements
APOLLO INVESTMENT CORPORATION STATEMENTS OF ASSETS AND LIABILITIES (In thousands, except share and per share data)

	September 30, 2016	March 31, 2016
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost — $1,605,296 and $2,052,896, respectively)	$1,410,698	$1,790,294
Non-controlled/affiliated investments (cost — $363,985 and $216,202, respectively)	287,569	272,558
Controlled investments (cost — $859,936 and $829,029, respectively)	850,301	853,977
Total investments at fair value (cost — $2,829,217 and $3,098,127, respectively)	2,548,568	2,916,829
Cash	65,744	16,521
Foreign currencies (cost — $4,369 and $2,354, respectively)	4,368	2,384
Receivable for investments sold	71	79,625
Interest receivable	15,323	29,749
Dividends receivable	6,992	9,509
Deferred financing costs	12,447	14,497
Prepaid expenses and other assets	1,051	9,523
Total Assets	$2,654,564	$3,078,637

Liabilities
Debt	$1,014,794	$1,312,960
Payable for investments purchased	24,126	25,091
Distributions payable	33,314	45,231
Management and performance-based incentive fees payable	22,350	31,124
Interest payable	7,034	7,444
Accrued administrative services expense	1,412	2,015
Other liabilities and accrued expenses	9,596	9,191
Total Liabilities	$1,112,626	$1,433,056
Commitments and contingencies (Note 8)
Net Assets	$1,541,938	$1,645,581

Net Assets
Common stock, $0.001 par value (400,000,000 shares authorized; 221,994,770 and 226,156,496 shares issued and outstanding, respectively)	$222	$226
Paid-in capital in excess of par	3,002,583	3,026,922
Accumulated underdistributed net investment income	68,504	71,231
Accumulated net realized loss	(1,282,620)	(1,288,141)
Net unrealized loss	(246,751)	(164,657)
Net Assets	$1,541,938	$1,645,581

Net Asset Value Per Share	$6.95	$7.28

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$42,406	$70,255	$90,750	$143,829
Dividend income	1,069	911	2,173	1,787
Other income	349	2,828	2,047	6,145
Non-controlled/affiliated investments:
Interest income	369	224	630	451
Dividend income	4,656	9,503	7,703	18,670
Other income	—	70	70	227
Controlled investments:
Interest income	17,427	10,629	34,672	21,183
Dividend income	2,750	4,000	7,450	7,731
Other income	—	—	—	63
Total Investment Income	$69,026	$98,420	$145,495	$200,086
Expenses
Management fees	$13,302	$16,727	$27,700	$34,079
Performance-based incentive fees	1,943	10,774	10,393	22,641
Interest and other debt expenses	14,438	21,764	31,231	44,200
Administrative services expense	2,642	1,650	4,168	3,083
Other general and administrative expenses	2,550	2,725	7,589	4,889
Total expenses	34,875	53,640	81,081	108,892
Management and performance-based incentive fees waived	(5,302)	(4,722)	(11,019)	(9,237)
Expense reimbursements	(84)	(59)	(168)	(117)
Net Expenses	$29,489	$48,859	$69,894	$99,538
Net Investment Income	$39,537	$49,561	$75,601	$100,548
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$17,348	$(34,124)	$(40,127)	$(76,785)
Non-controlled/affiliated investments	(21,257)	—	44,574	(67)
Controlled investments	—	3,148	(191)	(39,714)
Foreign currency transactions	905	819	1,265	5,483
Net realized gains (losses)	(3,004)	(30,157)	5,521	(111,083)
Net change in unrealized losses:
Non-controlled/non-affiliated investments	46,305	(48,094)	65,026	(43,863)
Non-controlled/affiliated investments	(36,007)	12,916	(129,794)	28,733
Controlled investments	(10,284)	7,980	(34,583)	34,753
Foreign currency translations	4,567	6,047	17,257	(4,444)
Net change in unrealized losses	4,581	(21,151)	(82,094)	15,179
Net Realized and Change in Unrealized Gains (Losses)	$1,577	$(51,308)	$(76,573)	$(95,904)
Net Increase (Decrease) in Net Assets Resulting from Operations	$41,114	$(1,747)	$(972)	$4,644
Earnings (Loss) Per Share — Basic	$0.18	$(0.01)	$0.00	$0.02
Earnings (Loss) Per Share — Diluted	N/A	$(0.01)	N/A	$0.02

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF CHANGES IN NET ASSETS (In thousands, except share data)

	Six Months Ended September 30, 2016	Year Ended March 31, 2016
	(Unaudited)
Operations
Net investment income	$75,601	$193,257
Net realized gains (losses)	5,521	(195,364)
Net change in unrealized losses	(82,094)	(42,419)
Net Decrease in Net Assets Resulting from Operations	$(972)	$(44,526)

Distributions to Shareholders
Distribution of net investment income	$(78,328)	$(111,853)
Distribution of return of capital	—	(73,211)
Net Decrease in Net Assets Resulting from Distributions to Shareholders	$(78,328)	$(185,064)

Capital Share Transactions
Repurchase of common stock	$(24,343)	$(62,437)
Net Decrease in Net Assets Resulting from Capital Share Transactions	$(24,343)	$(62,437)

Net Assets
Net decrease in net assets during the period	$(103,643)	$(292,027)
Net assets at beginning of period	1,645,581	1,937,608
Net Assets at End of Period	$1,541,938	$1,645,581

Capital Share Activity
Shares repurchased during the period	(4,161,726)	(10,584,855)
Shares issued and outstanding at beginning of period	226,156,496	236,741,351
Shares Issued and Outstanding at End of Period	221,994,770	226,156,496

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Six Months Ended September 30,
	2016	2015
Operating Activities
Net increase (decrease) in net assets resulting from operations	$(972)	$4,644
Net realized (gains) losses	(5,521)	111,083
Net change in unrealized losses	82,094	(15,179)
Net amortization of premiums and accretion of discounts on investments	(2,620)	(3,521)
Accretion of discount on notes	298	300
Amortization of deferred financing costs	2,985	3,788
Increase from foreign currency transactions	1,265	6,129
Changes in operating assets and liabilities:
Payment-in-kind interest and dividends capitalized	(21,147)	(21,732)
Purchases of investments	(251,591)	(726,206)
Proceeds from sales and repayments of investments	627,113	895,793
Decrease in interest receivable	14,540	14,181
Decrease (increase) in dividends receivable	2,517	(7,215)
Decrease in prepaid expenses and other assets	8,472	5,340
Decrease in management and performance-based incentive fees payable	(8,774)	(7,804)
Decrease in interest payable	(410)	(106)
Decrease in accrued administrative services expense	(603)	(369)
Increase in other liabilities and accrued expenses	405	424
Net Cash Provided by Operating Activities	$448,051	$259,550
Financing Activities
Issuances of debt	$506,747	$1,011,973
Payments of debt	(788,487)	(1,146,162)
Financing costs paid and deferred	(485)	(5,576)
Repurchase of common stock	(24,343)	(21,193)
Distributions paid	(90,245)	(94,697)
Net Cash Used in Financing Activities	$(396,813)	$(255,655)

Cash and Foreign Currencies
Net increase in cash and foreign currencies during the period	$51,238	$3,895
Effect of foreign exchange rate changes	(31)	204
Cash and foreign currencies at beginning of period	18,905	8,417
Cash and Foreign Currencies at End of Period	$70,112	$12,516

Supplemental Disclosure of Cash Flow Information
Cash interest paid	$27,120	$38,480

Non-Cash Activity
Payment-in-kind income	$12,544	$16,328

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2016
(In thousands, except share data)

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)		Cost	Fair Value (1)
Non-Controlled/Non-Affiliated Investments
Corporate Debt
Secured Debt
First Lien Secured Debt
First Lien Secured Debt (excluding Revolvers and Letters of Credit)
American Media, Inc. (16)	Advertising, Printing & Publishing	8.50% (1M L+750, 1.00% Floor)	8/24/20		$270	$262	$262
American Media, Inc. (16)	Advertising, Printing & Publishing	8.50% (1M L+750, 1.00% Floor)	8/24/20		10,396	10,092	10,085
Aptevo Therapeutics Inc. (9)(16)(23)	Healthcare & Pharmaceuticals	8.10% (3M L+760, 0.50% Floor)	2/1/21		8,571	8,547	8,529
Aptevo Therapeutics Inc., Unfunded Delayed Draw (8)(9)(16)(21)(23)	Healthcare & Pharmaceuticals	0.00% Unfunded	2/1/21		6,429	(31)	(32)
Aventine Renewable Energy Holdings, Inc.	Chemicals, Plastics & Rubber	10.50% Cash (15.00% PIK Toggle)	9/24/17		7,399	7,648	6,842
ChyronHego Corporation (18)	High Tech Industries	6.93% (3M L+593, 1.00% Floor)	3/9/20		36,786	36,192	36,050
Delta Educational Systems, Inc. (14)(16)	Education	16.00% (3M L+1400 PIK, 2.00% Floor)	12/11/16		7,334	7,049	—
Dodge Data & Analytics LLC	Business Services	9.75% (3M L+875, 1.00% Floor)	10/31/19		52,368	51,667	50,928
ECN Holding Company (Emergency Communications Network) (16)(18)	High Tech Industries	9.50% (3M L+850, 1.00% Floor)	6/12/21		11,128	10,992	10,961
ECN Holding Company (Emergency Communications Network) (16)(18)	High Tech Industries	9.50% (6M L+850, 1.00% Floor)	6/12/21		11,128	10,992	10,961
Garden Fresh Restaurant Corp. (16)	Hotel, Gaming, Leisure, Restaurants	10.50% (1M L+900, 1.50% Floor)	7/3/18		2,500	2,500	2,500
LabVantage Solutions Inc.	High Tech Industries	9.00% (3M L+800, 1.00% Floor)	12/29/20		14,719	14,311	14,424
LabVantage Solutions Limited (16)(17)	High Tech Industries	9.00% (3M E+800, 1.00% Floor)	12/29/20		€13,484	14,082	14,850
Magnetation, LLC (14)	Metals & Mining	12.00% PIK	10/14/16		14,296	12,427	43
Maxus Capital Carbon SPE I, LLC	Chemicals, Plastics & Rubber	13.00%	12/31/18		59,305	59,305	53,668
My Alarm Center, LLC, Term Loan A (16)	Business Services	9.00% (1M L+800, 1.00% Floor)	1/9/19		28,035	28,035	27,755
My Alarm Center, LLC, Term Loan B (16)(23)	Business Services	9.00% (1M L+800, 1.00% Floor)	1/9/19		7,972	7,972	7,892
My Alarm Center, LLC, Unfunded Term Loan B (8)(16)(21)(23)	Business Services	0.35% Unfunded	1/9/19		789	—	(8)
My Alarm Center, LLC, Term Loan C (16)(23)	Business Services	9.00% (1M L+800, 1.00% Floor)	1/9/19		3,115	3,115	3,084
My Alarm Center, LLC, Unfunded Term Loan C (8)(16)(21)(23)	Business Services	0.35% Unfunded	1/9/19		997	—	(10)
Nextech Systems, LLC (18)	High Tech Industries	8.25% (3M L+725, 1.00% Floor)	6/22/21		22,500	21,968	22,050
Saba Software, Inc. (18)	High Tech Industries	9.75% (1M L+875, 1.00% Floor)	3/30/21		9,875	9,875	9,727
SCM Insurance Services, Inc. (17)	Business Services	9.25%	8/22/19	C$	39,480	33,205	25,228
Spotted Hawk Development, LLC (14)	Energy – Oil & Gas	19.00% (13.00% Cash plus 6.00% PIK)	12/31/19		88,292	84,380	63,661
Telestream Holdings Corporation (18)	High Tech Industries	7.77% (3M L+677, 1.00% Floor)	1/15/20		30,699	30,699	30,085

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2016
(In thousands, except share data)

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)
UniTek Global Services Inc. (16)	Telecommunications	9.50% (3M L+750 Cash plus 1.00% PIK, 1.00% Floor)	1/13/19	$11,650	$11,651	$11,651
UniTek Global Services Inc. (16)	Telecommunications	8.50% (3M L+750, 1.00% Floor)	1/13/19	32,367	32,367	31,881
Total First Lien Secured Debt (excluding Revolvers and Letters of Credit)—29.4% (10)					$509,302	$453,067
Revolvers and Letters of Credit
Alliant Holdings Intermediate, LLC, Unfunded Revolver (8)(16)(21)(23)	Insurance	0.50% Unfunded	8/14/20	$14,794	$(1,322)	$(1,272)
Alliant Holdings Intermediate, LLC, Letter of Credit (8)(16)(23)	Insurance	3.375%	10/3/16	8	—	(1)
Alliant Holdings Intermediate, LLC, Letter of Credit (8)(16)(23)	Insurance	3.375%	11/30/16	56	—	(5)
Alliant Holdings Intermediate, LLC, Letter of Credit (8)(16)(23)	Insurance	3.375%	4/24/17	37	—	(3)
Alliant Holdings Intermediate, LLC, Letter of Credit (8)(16)(23)	Insurance	3.375%	5/4/17	8	—	(1)
Alliant Holdings Intermediate, LLC, Letter of Credit (8)(16)(23)	Insurance	3.375%	6/30/17	17	—	(2)
Alliant Holdings Intermediate, LLC, Letter of Credit (8)(16)(23)	Insurance	3.375%	7/29/17	80	—	(7)
American Media, Inc., Revolver (16)(23)	Advertising, Printing & Publishing	8.50% (1M L+750, 1.00% Floor)	8/24/20	296	296	296
American Media, Inc., Revolver (16)(23)	Advertising, Printing & Publishing	8.50% (1M L+750, 1.00% Floor)	8/24/20	711	711	711
American Media, Inc., Unfunded Revolver (16)(21)(23)	Advertising, Printing & Publishing	0.50% Unfunded	8/24/20	565	(52)	—
American Media, Inc., Letter of Credit (16)(23)	Advertising, Printing & Publishing	7.50%	8/24/20	206	—	—
Avaya, Inc., Revolver	Telecommunications	5.25% (P+175)	10/26/16	3,303	3,303	3,303
Confie Seguros Holding II Co., Revolver (16)(23)	Insurance	7.00% (P+350)	11/9/17	615	615	606
Confie Seguros Holding II Co., Unfunded Revolver (8)(16)(21)(23)	Insurance	0.50% Unfunded	11/9/17	3,724	(131)	(56)
Confie Seguros Holding II Co., Letter of Credit (8)(16)(23)	Insurance	4.50%	1/13/17	161	—	(2)
Endologix, Inc., Revolver (9)(16)(17)(23)	Healthcare & Pharmaceuticals	4.60% (1M L+410, 0.50% Floor)	7/29/20	56	56	55
Endologix, Inc., Unfunded Revolver (8)(9)(16)(17)(21)(23)	Healthcare & Pharmaceuticals	0.50% Unfunded	7/29/20	4,944	(24)	(24)
LabVantage Solutions Limited, Unfunded Revolver (8)(16)(17)(21)(23)	High Tech Industries	0.50% Unfunded	12/29/20	€3,435	(102)	(77)
My Alarm Center, LLC, Revolver (16)(23)	Business Services	11.00% (P+700)	1/9/19	750	750	750
My Alarm Center, LLC, Unfunded Revolver (16)(21)(23)	Business Services	0.35% Unfunded	1/9/19	5,500	—	—
Tibco Software Inc., Unfunded Revolver (8)(21)(23)	High Tech Industries	0.50% Unfunded	12/5/19	6,000	(38)	(1,200)
UniTek Global Services Inc., Unfunded Revolver (16)(21)(23)	Telecommunications	0.50% Unfunded	1/13/19	5,000	—	—
UniTek Global Services Inc., Letter of Credit (16)(23)	Telecommunications	7.50%	1/13/19	8,812	—	—
UniTek Global Services Inc., Letter of Credit (16)(23)	Telecommunications	7.50%	1/13/19	1,850	—	—
Total Revolvers and Letters of Credit—0.2% (10)					$4,062	$3,071
Total First Lien Secured Debt—29.6% (10)					$513,364	$456,138

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2016
(In thousands, except share data)

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)		Cost	Fair Value (1)
Second Lien Secured Debt
1A Smart Start LLC	Consumer Services	9.50% (3M L+850, 1.00% Floor)	8/22/22		$35,000	$34,384	$34,370
Access CIG, LLC (16)	Business Services	9.75% (3M L+875, 1.00% Floor)	10/17/22		35,755	34,268	34,878
Access CIG, LLC (16)	Business Services	9.75% (3M L+875, 1.00% Floor)	10/17/22		15,215	14,659	14,841
Active Network, Inc. (16)	Business Services	9.50% (3M L+850, 1.00% Floor)	11/15/21		19,672	19,601	19,475
Active Network, Inc. (16)	Business Services	10.50% (3M L+950, 1.00% Floor)	11/15/21		6,006	5,886	5,931
Appriss Holdings, Inc.	Business Services	10.25% (3M L+925, 1.00% Floor)	5/21/21		23,309	23,032	23,309
Armor Holding II LLC	Diversified Investment Vehicles, Banking, Finance, Real Estate	10.25% (3M L+900, 1.25% Floor)	12/26/20		8,000	7,895	7,830
Asurion Corporation	Insurance	8.50% (3M L+750, 1.00% Floor)	3/3/21		39,590	39,385	39,458
Confie Seguros Holding II Co. (16)	Insurance	10.25% (1M L+900, 1.25% Floor)	5/8/19		22,344	22,262	22,567
Delta Educational Systems, Inc. (14)(16)	Education	16.00% PIK	5/12/17		7,759	7,460	—
Delta Educational Systems, Inc. (14)(16)	Education	35.00% PIK	6/10/18		1,538	1,328	—
Deltek, Inc.	Business Services	9.50% (3M L+850, 1.00% Floor)	6/26/23		15,086	14,906	15,303
Elements Behavioral Health, Inc.	Healthcare & Pharmaceuticals	13.00% (3M L+1200 PIK, 1.00% Floor)	2/11/20		10,477	10,418	8,591
Garden Fresh Restaurant Corp. (14)(16)	Hotel, Gaming, Leisure, Restaurants	7.75% (3M L+625 PIK, 1.50% Floor)	1/1/19		9,282	7,746	—
Garden Fresh Restaurant Corp. (14)(16)	Hotel, Gaming, Leisure, Restaurants	15.00% (3M L+1350 PIK, 1.50% Floor)	1/1/19		49,986	45,904	—
GCA Services Group, Inc.	Business Services	10.00% (3M L+900, 1.00% Floor)	3/1/24		10,000	9,761	9,975
Grocery Outlet, Inc.	Food & Grocery	9.25% (3M L+825, 1.00% Floor)	10/21/22		25,000	24,693	25,000
Infiltrator Systems Integrated, LLC	Manufacturing, Capital Equipment	9.75% (3M L+875, 1.00% Floor)	5/26/23		13,889	13,645	13,958
Institutional Shareholder Services, Inc.	Business Services	8.50% (3M L+750, 1.00% Floor)	4/30/22		6,640	6,589	6,375
Kronos, Inc.	Business Services	9.75% (3M L+850, 1.25% Floor)	4/30/20		9,981	10,094	10,187
Lanai Holdings III, Inc.	Healthcare & Pharmaceuticals	9.50% (3M L+850, 1.00% Floor)	8/28/23		17,391	16,878	16,956
Landslide Holdings, Inc.	Business Services	9.50% (3M L+850, 1.00% Floor)	9/21/23		18,510	18,140	18,441
MSC Software Corp. (17)	High Tech Industries	8.50% (3M L+750, 1.00% Floor)	5/31/21		13,448	13,350	13,179
MW Industries, Inc.	Manufacturing, Capital Equipment	10.25% (3M L+925, 1.00% Floor)	12/28/20		20,000	19,522	19,900
Poseidon Merger Sub, Inc.	Business Services	9.50% (3M L+850, 1.00% Floor)	8/15/23		18,000	17,535	17,640
River Cree Enterprises LP (11)(17)	Hotel, Gaming, Leisure, Restaurants	11.00%	1/20/21	C$	19,000	17,913	14,005
Sequential Brands Group, Inc. (17)	Consumer Goods – Durable	9.52% (1M L+900)	7/1/22		17,600	17,388	17,389

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2016
(In thousands, except share data)

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)
SiTV, Inc. (11)	Broadcasting & Subscription	10.375%	7/1/19	$2,219	$2,219	$1,530
SMG	Hotel, Gaming, Leisure, Restaurants	9.25% (3M L+825, 1.00% Floor)	2/27/21	19,649	19,649	19,453
Sprint Industrial Holdings, LLC	Containers, Packaging & Glass	11.25% (3M L+1000, 1.25% Floor)	11/14/19	16,163	15,586	9,617
Sterling Holdings Ultimate Parent, Inc.	Business Services	9.25% (3M L+825, 1.00% Floor)	6/19/23	20,000	19,814	19,600
STG-Fairway Acquisitions, Inc.	Business Services	10.25% (3M L+925, 1.00% Floor)	6/30/23	15,000	14,666	14,250
TMK Hawk Parent, Corp.	Transportation – Cargo, Distribution	8.50% (3M L+750, 1.00% Floor)	10/1/22	34,000	33,726	33,660
Velocity Technology Solutions, Inc.	Business Services	9.50% (3M L+825, 1.25% Floor)	9/28/20	16,500	16,274	16,088
Wave Holdco Merger Sub, Inc.	Telecommunications	10.25% (3M L+925, 1.00% Floor)	5/27/23	10,000	9,754	9,750
Total Second Lien Secured Debt—34.6% (10)					$606,330	$533,506
Total Secured Debt—64.2% (10)					$1,119,694	$989,644
Unsecured Debt
American Tire Distributors, Inc. (11)	Transportation – Cargo, Distribution	10.25%	3/1/22	$14,741	$14,814	$13,580
Canacol Energy Ltd. (17)	Energy – Oil & Gas	9.50% (3M L+850, 1.00% Floor)	12/31/19	75,000	73,602	72,825
Delta Educational Systems, Inc. (14)(16)	Education	16.00% PIK	5/12/17	22,811	20,665	—
Lonestar Intermediate Super Holdings, LLC	Insurance	10.00% Cash (3M L+900 Cash, 1.00% Floor) (3M L+975 PIK Toggle, 1.00% Floor)	8/10/21	4,865	4,817	4,842
Sorenson Holdings, LLC (11)	Consumer Goods – Durable	13.85% Cash (13.85% PIK Toggle)	10/31/21	52	35	46
U.S. Security Associates Holdings, Inc.	Business Services	11.00%	7/28/18	135,000	135,000	135,000
UniTek Global Services Inc. (16)	Telecommunications	15.00% PIK	7/13/19	7,934	7,933	8,013
Total Unsecured Debt—15.2% (10)					$256,866	$234,306
Total Corporate Debt—79.4% (10)					$1,376,560	$1,223,950
Structured Products and Other
Asset Repackaging Trust Six B.V. (11)(17)(19)	Utilities – Electric	13.87%	5/18/27	$58,411	$25,460	$32,161
Craft 2013-1, Credit-Linked Note (11)(16)(17)	Diversified Investment Vehicles, Banking, Finance, Real Estate	9.93% (3M L+925)	4/17/22	25,000	25,049	24,500
Craft 2013-1, Credit-Linked Note (11)(16)(17)	Diversified Investment Vehicles, Banking, Finance, Real Estate	9.93% (3M L+925)	4/17/22	7,625	7,713	7,472
Craft 2014-1A, Credit-Linked Note (11)(17)	Diversified Investment Vehicles, Banking, Finance, Real Estate	10.47% (3M L+965)	5/15/21	42,500	42,413	41,650
Craft 2015-2, Credit-Linked Note (11)(17)	Diversified Investment Vehicles, Banking, Finance, Real Estate	9.93% (3M L+925)	1/16/24	26,000	25,870	24,700
Dark Castle Holdings, LLC	Media – Diversified & Production	12.77%	N/A	24,395	1,189	2,244
NXT Capital CLO 2014-1, LLC, Class E Notes (11)(17)	Diversified Investment Vehicles, Banking, Finance, Real Estate	6.21% (3M L+550)	4/23/26	5,000	4,702	4,251
Total Structured Products and Other—8.9% (10)					$132,396	$136,978

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2016
(In thousands, except share data)

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)
Equity
Preferred Equity				Shares
Crowley Holdings, Inc., Series A Preferred Stock (11)	Transportation – Cargo, Distribution	12.00% (10.00% Cash plus 2.00% PIK)	N/A	32,500	$34,344	$34,344
Gryphon Colleges Corp., Preferred Stock (13)(14)	Education	12.50% PIK	N/A	332,500	6,863	—
Gryphon Colleges Corp., Preferred Stock (13)(14)	Education	13.50% PIK	N/A	12,360	27,686	—
Sungevity Inc., Series D Preferred Stock (13)	Energy – Electricity	N/A	N/A	114,678,899	4,396	4,260
Varietal Distribution Holdings, LLC, Class A Preferred Unit	Transportation – Cargo, Distribution	4.00% PIK	N/A	2,594	2,607	2,607
Total Preferred Equity—2.7% (10)					$75,896	$41,211
Common Equity/Interests				Shares
Accelerate Parent Corp., Common Stock (13)	Transportation – Cargo, Distribution	N/A	N/A	1,664,046	$1,714	$1,460
Clothesline Holdings, Inc., Common Stock (13)	Healthcare & Pharmaceuticals	N/A	N/A	6,000	6,000	—
Explorer Coinvest, LLC, Common Stock (17)	Business Services	N/A	N/A	N/A	574	2,203
Garden Fresh Restaurant Holdings, LLC, Common Stock (13)	Hotel, Gaming, Leisure, Restaurants	N/A	N/A	50,000	5,000	—
Gryphon Colleges Corp., Common Stock (13)	Education	N/A	N/A	17,500	175	—
Skyline Data, News and Analytics LLC, Class A Common Unit (13)	Business Services	N/A	N/A	4,500,000	4,500	4,500
Sorenson Holdings, LLC, Membership Interests (13)	Consumer Goods – Durable	N/A	N/A	587	—	143
Varietal Distribution Holdings, LLC, Class A Common Unit (13)	Transportation – Cargo, Distribution	N/A	N/A	28,028	28	253
Total Common Equity/Interests—0.5% (10)					$17,991	$8,559
Warrants				Warrants
Gryphon Colleges Corp., Class A-1 Preferred Stock Warrants (13)	Education	N/A	N/A	45,947	$460	$—
Gryphon Colleges Corp., Class B-1 Preferred Stock Warrants (13)	Education	N/A	N/A	104,314	1,043	—
Gryphon Colleges Corp., Common Stock Warrants (13)	Education	N/A	N/A	9,820	98	—
Spotted Hawk Development, LLC, Common Stock Warrants (13)	Energy – Oil & Gas	N/A	N/A	54,545	852	—
Total Warrants—0.0% (10)					$2,453	$—
Total Equity—3.3% (10)					$96,340	$49,770
Total Non-Controlled/Non-Affiliated Investments—91.5% (10)					$1,605,296	$1,410,698

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2016
(In thousands, except share data)

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)
Non-Controlled/Affiliated Investments (4)
Corporate Debt
Secured Debt
First Lien Secured Debt
Pelican Energy, LLC (14)(17)	Energy – Oil & Gas	10.00% PIK Toggle (10.00% Cash)	12/31/18	$29,624	$26,665	$14,864
Total First Lien Secured Debt—1.0% (10)					$26,665	$14,864
Total Secured Debt—1.0% (10)					$26,665	$14,864
Unsecured Debt
Venoco, Inc.	Energy – Oil & Gas	10.00% PIK	7/25/17	$338	$338	$338
Total Unsecured Debt—0.0% (10)					$338	$338
Total Corporate Debt—1.0% (10)					$27,003	$15,202
Structured Products and Other
Golden Bear Warehouse LLC, Membership Interests (3)(17)	Diversified Investment Vehicles, Banking, Finance, Real Estate	N/A	N/A	$40,446	$40,446	$73,457
Ivy Hill Middle Market Credit Fund IX, Ltd., Subordinated Notes (3)(11)(17)(22)	Diversified Investment Vehicles, Banking, Finance, Real Estate	16.70%	10/18/25	12,500	9,588	9,462
Ivy Hill Middle Market Credit Fund X, Ltd., Subordinated Notes (3)(11)(17)(22)	Diversified Investment Vehicles, Banking, Finance, Real Estate	14.03%	7/18/27	14,000	11,557	10,863
MCF CLO I, LLC, Membership Interests (3)(11)(17)(22)	Diversified Investment Vehicles, Banking, Finance, Real Estate	13.85%	4/20/23	38,918	31,151	32,530
MCF CLO III, LLC, Class E Notes (11)(17)	Diversified Investment Vehicles, Banking, Finance, Real Estate	5.07% (3M L+445)	1/20/24	12,750	11,630	10,487
MCF CLO III, LLC, Membership Interests (3)(11)(17)(22)	Diversified Investment Vehicles, Banking, Finance, Real Estate	20.40%	1/20/24	41,900	32,706	33,276
Total Structured Products and Other — 11.0% (10)					$137,078	$170,075
Equity
Preferred Equity				Shares
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series B Preferred Stock (13)	Energy – Electricity	N/A	N/A	1,505,868	$8,343	$20,458
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series D Preferred Stock (13)	Energy – Electricity	N/A	N/A	436,689	5,568	5,933
Total Preferred Equity—1.7% (10)					$13,911	$26,391
Common Equity/Interests				Shares
AIC SPV Holdings I, LLC, Membership Interests (15)(17)(23)	Diversified Investment Vehicles, Banking, Finance, Real Estate	N/A	N/A	N/A	$68,702	$25,327
AMP Solar Group, Inc., Class A Common Unit (13)(17)	Energy – Electricity	N/A	N/A	243,646	10,000	890
LVI Group Investments, LLC, Common Units (3)(13)	Environmental Industries	N/A	N/A	212,460	17,505	10,951
Pelican Energy, LLC, Membership Interests (13)(17)	Energy – Oil & Gas	N/A	N/A	1,228	1,099	—
Venoco, Inc., LLC Units (13)	Energy – Oil & Gas	N/A	N/A	192,177	40,517	36,321
Total Common Equity/Interests—4.8% (10)					$137,823	$73,489
Warrants				Warrants
Venoco, Inc., Series A Warrants (13)	Energy – Oil & Gas	N/A	N/A	23,125	$48,170	$2,412
Total Warrants—0.2% (10)					$48,170	$2,412
Total Equity—6.7% (10)					$199,904	$102,292
Total Non-Controlled/Affiliated Investments—18.7% (10)					$363,985	$287,569

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2016
(In thousands, except share data)

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)
Controlled Investments (5)
Corporate Debt
Secured Debt
First Lien Secured Debt
First Lien Secured Debt (excluding Revolvers and Letters of Credit)
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.) (16)	Energy – Oil & Gas	8.00% Cash (10.00% PIK Toggle)	3/29/19	$6,500	$6,500	$6,500
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Unfunded Delayed Draw (16)(21)(23)	Energy – Oil & Gas	0.00% Unfunded	3/29/19	3,500	—	—
Solarplicity Group Limited (17)	Energy – Electricity	12.50% Cash (12.50% PIK Toggle)	11/30/22	£141,565	206,416	184,020
Total First Lien Secured Debt (excluding Revolvers and Letters of Credit)—12.3% (10)					$212,916	$190,520
Revolvers and Letters of Credit
Merx Aviation Finance, LLC, Revolver (16)	Aviation and Consumer Transport	12.00%	10/31/18	$399,084	$399,084	$399,084
Merx Aviation Finance, LLC, Unfunded Revolver (16)(21)	Aviation and Consumer Transport	0.00% Unfunded	10/31/18	100,916	—	—
Merx Aviation Finance, LLC, Letter of Credit (16)(23)	Aviation and Consumer Transport	2.25%	7/13/17	177	—	—
Merx Aviation Finance Assets Ireland Limited, Letter of Credit (16)(23)	Aviation and Consumer Transport	2.25%	9/30/17	1,800	—	—
Merx Aviation Finance Assets Ireland Limited, Letter of Credit (16)(23)	Aviation and Consumer Transport	2.25%	9/30/17	1,800	—	—
Total Revolvers and Letters of Credit—25.9% (10)					$399,084	$399,084
Total First Lien Secured Debt—38.2% (10)					$612,000	$589,604
Second Lien Secured Debt
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.) (16)	Energy – Oil & Gas	10.00% PIK Toggle (8.00% Cash)	3/29/21	$26,276	$26,276	$26,276
Total Second Lien Debt—1.7% (10)					$26,276	$26,276
Total Secured Debt—39.9% (10)					$638,276	$615,880
Total Corporate Debt—39.9% (10)					$638,276	$615,880
Equity
Common Equity/Interests				Shares
Dynamic Product Tankers, LLC, Class A Units (17)(24)	Transportation – Cargo, Distribution	N/A	N/A	N/A	$48,106	$44,647
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Common Stock (13)	Energy – Oil & Gas	N/A	N/A	5,000,000	30,078	23,274
Merx Aviation Finance, LLC, Membership Interests	Aviation and Consumer Transport	N/A	N/A	N/A	56,504	83,012
MSEA Tankers LLC, Class A Units (17)(25)	Transportation – Cargo, Distribution	N/A	N/A	N/A	84,500	83,361
Solarplicity Group Limited, Class B Common Shares (2)(13)(17)	Energy – Electricity	N/A	N/A	2,825	2,472	127
Total Common Equity/Interests—15.2% (10)					$221,660	$234,421
Total Equity—15.2% (10)					$221,660	$234,421
Total Controlled Investments—55.1% (10)					$859,936	$850,301

Total Investments—165.3% (6)(7)(10)					$2,829,217	$2,548,568
____________________

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2016
(In thousands, except share data)

(1)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (Note 2).

(2)	Solarplicity Group Limited is a GBP denominated equity investment.

(3)
Denotes investments in which the Company owns greater than 25% of the equity, where the governing documents of each entity preclude the Company from exercising a controlling influence over the management or policies of such entity. The Company does not have the right to elect or appoint more than 25% of the directors or another party has the right to elect or appoint more directors than the Company and has the right to appoint certain members of senior management. Therefore, the Company has determined that these entities are not controlled affiliates. As of September 30, 2016, we had a 100%, 32%, 32%, 36%, 97%, and 98% equity ownership interest in Golden Bear Warehouse, LLC; Ivy Hill Middle Market Credit Fund IX, Ltd.; Ivy Hill Middle Market Credit Fund X, Ltd.; LVI Group Investments, LLC; MCF CLO I, LLC; and MCF CLO III, LLC, respectively.

(4)
Denotes investments in which we are an “Affiliated Person,” as defined in the 1940 Act, due to holding the power to vote or owning 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of March 31, 2016 and September 30, 2016 along with transactions during the six months ended September 30, 2016 in these Affiliated investments are as follows:

Name of Issue	Fair Value at March 31, 2016	Gross Additions (Cost) ●	Gross Reductions (Cost) ■	Net Change in Unrealized Gains (Losses)	Fair Value at September 30, 2016	Net Realized Gains (Losses)	Interest/Dividend/Other Income
AIC SPV Holdings I, LLC, Membership Interests	$—	$68,702	$—	$(43,375)	$25,327	$—	$235
AMP Solar Group, Inc., Class A Common Unit	—	7,022	—	(6,132)	890	—	—
Generation Brands Holdings, Inc., Basic Common Stock	9,712	—	—	(9,712)	—	10,011	—
Generation Brands Holdings, Inc., Series 2L Common Stock	39,572	—	(11,242)	(28,330)	—	29,963	—
Generation Brands Holdings, Inc., Series H Common Stock	8,087	—	(2,297)	(5,790)	—	6,123	—
Golden Bear Warehouse LLC, Membership Interests	49,617	27,571	(20,033)	16,302	73,457	—	2,004
Highbridge Loan Management 3-2014, Ltd., Subordinated Notes	4,975	—	(5,550)	575	—	(75)	113
Ivy Hill Middle Market Credit Fund IX, Ltd., Subordinated Notes	9,717	—	(594)	339	9,462	—	789
Ivy Hill Middle Market Credit Fund X, Ltd., Subordinated Notes	10,722	—	(733)	874	10,863	—	820
Jamestown CLO I Ltd., Subordinated Notes	380	—	(2,875)	2,495	—	(1,448)	—
LVI Group Investments, LLC, Common Units	21,486	—	—	(10,535)	10,951	—	44
MCF CLO I, LLC, Membership Interests	33,145	—	(2,116)	1,501	32,530	—	1,972
MCF CLO III, LLC, Class E Notes	10,073	60	—	354	10,487	—	389
MCF CLO III, LLC, Membership Interests	31,180	—	(1,994)	4,090	33,276	—	2,031
Pelican Energy, LLC, First Lien Term Loan	17,500	—	(143)	(2,493)	14,864	—	—
Pelican Energy, LLC, Membership Interests	—	—	—	—	—	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series B Preferred Stock	20,459	—	1	(2)	20,458	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series D Preferred Stock	5,933	—	—	—	5,933	—	—
Venoco, Inc., Unsecured Debt	—	338	—	—	338	—	6
Venoco, Inc., LLC Units	—	40,517	—	(4,196)	36,321	—	—
Venoco, Inc., Series A Warrants	—	48,171	—	(45,759)	2,412	—	—
	$272,558	$192,381	$(47,576)	$(129,794)	$287,569	$44,574	$8,403
____________________

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2016
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

(5)
Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Fair value as of March 31, 2016 and September 30, 2016 along with transactions during the six months ended September 30, 2016 in these Controlled investments are as follows:

Name of Issue	Fair Value at March 31, 2016	Gross Additions (Cost) ●	Gross Reductions (Cost) ■	Net Change in Unrealized Losses	Fair Value at September 30, 2016	Net Realized Losses	Interest/Dividend/Other Income
Dynamic Product Tankers, LLC, Class A Units	$48,264	$—	$—	$(3,617)	$44,647	$—	$1,200
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), First Lien Term Loan	—	6,500	—	—	6,500	—	98
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Unfunded Delayed Draw	—	—	—	—	—	—	—
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Second Lien Term Loan	25,000	1,276	—	—	26,276	—	1,277
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Common Stock	30,078	—	—	(6,804)	23,274	—	—
Merx Aviation Finance, LLC, Revolver	403,084	11,000	(15,000)	—	399,084	—	24,384
Merx Aviation Finance, LLC, Unfunded Revolver	—	—	—	—	—	—	—
Merx Aviation Finance, LLC, Letter of Credit	—	—	—	—	—	—	2
Merx Aviation Finance Assets Ireland Limited, Letter of Credit	—	—	—	—	—	—	21
Merx Aviation Finance Assets Ireland Limited, Letter of Credit	—	—	—	—	—	—	20
Merx Aviation Finance, LLC, Membership Interests	93,714	—	(7,750)	(2,952)	83,012	—	2,750
MSEA Tankers LLC, Class A Units	84,138	—	(500)	(277)	83,361	—	3,500
Solarplicity Group Limited, First Lien Term Loan	163,034	41,668	(6,286)	(14,396)	184,020	(191)	8,870
Solarplicity Group Limited, Class B Common Shares	6,665	—	(1)	(6,537)	127	—	—
	$853,977	$60,444	$(29,537)	$(34,583)	$850,301	$(191)	$42,122
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
As of September 30, 2016, the Company had a 85%, 49%, 100%, 98% and 28% equity ownership interest in Dynamic Product Tankers, LLC; Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.); Merx Aviation Finance, LLC; MSEA Tankers, LLC; and Solarplicity Group Limited, respectively.

(6)	Aggregate gross unrealized gain and loss for federal income tax purposes is $191,996 and $446,400, respectively. Net unrealized loss is $254,404 based on a tax cost of $2,802,972.

(7)
Substantially all securities are pledged as collateral to our multi-currency revolving credit facility (the “Senior Secured Facility” as defined in Note 6). As such, these securities are not available as collateral to our general creditors.

(8)	The negative fair value is the result of the commitment being valued below par.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2016
(In thousands, except share data)

(9)
These are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive order the Company received from the Securities and Exchange Commission (the “SEC”) permitting us to do so. (See Note 3 for discussion of the exemptive order from the SEC.)

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

(20)
Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread. The borrower has an option to choose the benchmark rate, such as the London Interbank Offered Rate (“LIBOR”), the Euro Interbank Offered Rate (“EURIBOR”), the federal funds rate or the prime rate. The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to 30-day, 90-day, 180-day or 360-day LIBOR rates (1M L, 3M L, 6M L or 12M L, respectively), and EURIBOR loans are typically indexed to 90-day EURIBOR rates (3M E), at the borrower’s option. LIBOR, EURIBOR, and prime loans may be subject to interest floors. As of September 30, 2016, rates for 1M L, 3M L, 6M L, 12M L, 3M E, and prime are 0.53%, 0.85%, 1.24%, 1.55%, (0.30%), and 3.50% – 4.00%, respectively.

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

(23)
As of September 30, 2016, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 8 to the financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2016
(In thousands, except share data)

Portfolio Company	Total Commitment	Drawn Commitment	Letters of Credit	Undrawn Commitment
AIC SPV Holdings I, LLC	$8,632	$4,259	$—	$4,373
Alliant Holdings Intermediate, LLC	15,000	—	206	14,794
American Media, Inc.	1,778	1,007	206	565
Aptevo Therapeutics Inc.	15,000	8,571	—	6,429
Confie Seguros Holding II Co.	4,500	615	161	3,724
Endologix, Inc.	5,000	56	—	4,944
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	10,000	6,500	—	3,500
LabVantage Solutions Limited	3,861	—	—	3,861
Merx Aviation Finance, LLC	177	—	177	—
Merx Aviation Finance Assets Ireland Limited	3,600	—	3,600	—
My Alarm Center, LLC	19,123	11,837	—	7,286
Tibco Software Inc.	6,000	—	—	6,000
UniTek Global Services Inc.	15,662	—	10,662	5,000
Total Commitments	$108,333	$32,845	$15,012	$60,476

(24)
As of September 30, 2016, Dynamic Product Tankers, LLC has various classes of limited liability interests outstanding of which Company holds Class A-1 and Class A-3 units which are identical except that Class A-1 unit is voting and Class A-3 unit is non-voting. The units entitle the Company to appoint three out of five managers to the board of managers.

(25)
As of September 30, 2016, MSEA Tankers, LLC has various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-2 units which are identical except that Class A-1 unit is voting and Class A-2 unit is non-voting. The units entitle the Company to appoint two out of three managers to the board of managers.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2016
(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of September 30, 2016
Business Services	19.0%
Aviation and Consumer Transport	18.9%
Diversified Investment Vehicles, Banking, Finance, Real Estate	12.0%
Energy – Oil & Gas	9.7%
Energy – Electricity	8.5%
Transportation – Cargo, Distribution	8.4%
High Tech Industries	6.3%
Insurance	2.6%
Telecommunications	2.5%
Chemicals, Plastics & Rubber	2.4%
Hotel, Gaming, Leisure, Restaurants	1.4%
Consumer Services	1.3%
Healthcare & Pharmaceuticals	1.3%
Manufacturing, Capital Equipment	1.3%
Utilities – Electric	1.3%
Food & Grocery	1.0%
Consumer Goods – Durable	0.7%
Advertising, Printing & Publishing	0.4%
Environmental Industries	0.4%
Containers, Packaging & Glass	0.4%
Media – Diversified & Production	0.1%
Broadcasting & Subscription	0.1%
Metals & Mining	0.0%
Education	0.0%
Total Investments	100.0%

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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share and per share data)

Note 1. Organization
Apollo Investment Corporation (the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” or “our”), a Maryland corporation incorporated on February 2, 2004, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We commenced operations on April 8, 2004 receiving net proceeds of $870,000 from our initial public offering by selling 62 million shares of common stock at a price of $15.00 per share. Since then, and through September 30, 2016, we have raised approximately $2,210,067 in net proceeds from additional offerings of common stock and repurchased common stock for $86,780.
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
Under the 1940 Act, ASC 946, and the regulations pursuant to Article 6 of Regulation S-X, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit us. Consequently, as of September 30, 2016, the Company did not consolidate any subsidiary, controlled entity or any special purpose entities through which the special purpose entity acquires and holds investments subject to financing with third parties.
These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended March 31, 2016.
During the three months ended September 30, 2016, we identified that $21,155 of realized loss recorded in the prior quarter should have remained in unrealized loss in connection with the restructuring of an investment. As such, we plan to revise the prior quarter’s financial statement when next presented by reducing realized loss, increasing change in unrealized loss and increasing the cost basis of the investment by such amount. The immaterial misstatement did not impact prior quarter’s net investment income, net realized and change in unrealized (gains) losses, net increase (decrease) in net assets resulting from operations, or the Statement of Assets and Liabilities. The operating results for the three and six months ended September 30, 2016 also were not impacted.

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
Cash and cash equivalents are carried at cost which approximates fair value. There were no cash equivalents held as of September 30, 2016 and March 31, 2016.
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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. During the six months ended September 30, 2016, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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
Federal and State Income Taxes
We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its shareholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its shareholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to shareholders through September 30, 2016 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ending March 31, 2017. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to shareholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.
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
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of September 30, 2016, there were no uncertain tax positions. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2013 remain subject to examination by the Internal Revenue Service.
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
Accounting Standards Adopted in Fiscal Year 2017
In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability (i.e., versus being capitalized as an asset and amortized as required under previous guidance), consistent with the presentation of debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance (i.e., debt issuance costs will continue to be amortized as an increase to interest expense). In addition, in August 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest (Subtopic 835-30) (“ASU 2015-15”). This guidance reiterates that the Securities and Exchange Commission (the “SEC”) would not object to an entity deferring and presenting debt issuance costs related to a line of credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings. ASU 2015-03 and ASU 2015-15 are effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015. As of April 1, 2016, the Company adopted ASU 2015-03 and ASU 2015-15 to simplify the presentation of debt issuance costs for all outstanding debt, except that incurred under our Senior Secured Facility (as defined in Note 6), which the Company will continue to present as an asset on our Statements of Assets and Liabilities. The balance sheet as of March 31, 2016 has been adjusted to apply the change in accounting principle retrospectively. The debt issuance cost that is now presented as a reduction from the carrying value of the related debt as of March 31, 2016 is $14,649. The adoption of ASU 2015-03 and 2015-15 had no material impact on the Company’s net asset value, results of operations or cash flows.

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
In August 2014, the FASB issued guidance regarding management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new guidance requires that management evaluate each annual and interim reporting period whether conditions exist that give rise to substantial doubt about the entity’s ability to continue as a going concern within one year from the financial statement issuance date, and if so, provide related disclosures. Disclosures are only required if conditions give rise to substantial doubt, whether or not the substantial doubt is alleviated by management’s plans. No disclosures are required specific to going concern uncertainties if an assessment of the conditions does not give rise to substantial doubt. Substantial doubt exists when conditions and events, considered in the aggregate, indicate that it is probable that a company will be unable to meet its obligations as they become due within one year after the financial statement issuance date. If substantial doubt is alleviated as a result of the consideration of management’s plans, a company should disclose information that enables users of financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes): (1) principal conditions that initially give rise to substantial doubt, (2) management’s evaluation of the significance of those conditions in relation to the company’s ability to meet its obligations, and (3) management’s plans that alleviated substantial doubt. If substantial doubt is not alleviated after considering management’s plans, disclosures should enable investors to understand the underlying conditions, and include the following: (1) a statement indicating that there is substantial doubt about the company’s ability to continue as a going concern within one year after the issuance date, (2) the principal conditions that give rise to substantial doubt, (3) management’s evaluation of the significance of those conditions in relation to the company’s ability to meet its obligations, and (4) management plans that are intended to mitigate the adverse conditions. The new guidance applies to all companies. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016. Early adoption is permitted. This guidance is not expected to have an impact on the financial statements of the Company.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

In August 2016, the FASB issued guidance intended to reduce diversity in practice in how certain cash receipts and payments are classified in the statement of cash flows, including debt prepayment or extinguishment costs, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, and distributions from certain equity method investees. The guidance is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The Company is in the process of evaluating the impact that this guidance will have on its financial statements.
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
Performance-based Incentive Fee
Incentive Fee on Pre-Incentive Fee Net Investment Income
The first part of the incentive fee is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter at an annual rate of 20%. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income including any other fees (other than fees for providing managerial assistance), such as structuring fees, administrative fees, amendment fees, rebate fees, and bridge fees or other fees that we receive from portfolio companies accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under an administration agreement between the Company and the Administrator, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income does not include any realized capital gains computed net of all realized capital losses and unrealized capital depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the rate of 1.75% per quarter (7% annualized) (the “performance threshold”). If the resulting incentive fee rate is less than 20% due to the incentive fee waiver discussed below, the percentage at which the Investment Adviser’s 100% catch-up is complete will also be reduced ratably from 2.1875% (8.75% annualized) to as low as 2.06% (8.24% annualized) (“catch-up threshold”).
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
Incentive Fee on Cumulative Net Realized Gains
The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of our cumulative realized capital gains less cumulative realized capital losses, unrealized capital loss (unrealized loss on a gross investment-by-investment basis at the end of each calendar year) and all capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For accounting purposes only, we are required under GAAP to accrue a theoretical capital gains incentive fee based upon net realized capital gains and unrealized capital gain and loss on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no accrual for theoretical capital gains incentive fee for the three and six months ended September 30, 2016 and September 30, 2015. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (the “Advisers Act”) or the Investment Advisory Agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the Investment Advisory Agreement which specifically excludes consideration of unrealized capital gain.
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
Deferred Payment of Certain Incentive Fees
For the period between April 1, 2013 and March 31, 2017, AIM has agreed to be paid the portion of the incentive fee that is attributable to interest or dividend income on PIK securities when the Company receives such interest or dividend income in cash. The accrual of incentive fee shall be reversed if such interest or dividend income is written off or determined to be no longer realizable. Upon payment of the deferred incentive fee, AIM will also receive interest on the deferred incentive fee at an annual rate of 3.25% for the period between the date in which the incentive fee is earned and the date of payment.
For the three and six months ended September 30, 2016, the Company recognized $13,302 and $27,700, respectively, of management fees, and $1,943 and $10,393, respectively, of incentive fees before impact of waived fees. For the three and six months ended September 30, 2015, the Company recognized $16,727 and $34,079, respectively, of management fees, and $10,774 and $22,641, respectively, of incentive fees before impact of waived fees. For the three and six months ended September 30, 2016, management fees waived were $3,327 and $6,926, respectively, and incentive fees waived were $1,975 and $4,093, respectively. For the three and six months ended September 30, 2015, management fees waived were $3,425 and $6,578, respectively, and incentive fees waived were $1,297 and $2,659, respectively.
As of September 30, 2016 and March 31, 2016, management and performance-based incentive fees payable were $22,350 and $31,124, respectively.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

For the six months ended September 30, 2016 and September 30, 2015, the amount of incentive fees on PIK income for which payments have been deferred were $1,877 and $2,484, respectively. During the three months ended September 30, 2016, the Company reversed $5,958 of the deferred incentive fee payable related to PIK income which was deemed to be no longer realizable. The cumulative incentive fee on PIK income included in management and performance-based incentive fee payable line of the Statements of Assets and Liabilities as of September 30, 2016 and March 31, 2016 were $7,491 and $11,824, respectively.
Administration Agreement with AIA
The Company has also entered into an administration agreement with the Administrator (the “Administration Agreement”) under which AIA provides administrative services for the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator and requested to be reimbursed by the Administrator in performing its obligations under the Administration Agreement. The expenses include rent and the Company’s allocable portion of its Chief Financial Officer, Chief Compliance Officer, Chief Legal Officer, and their respective staffs. For the three and six months ended September 30, 2016, the Company recognized administrative services expense under the Administration Agreement of $2,642 and $4,168, respectively. For the three and six months ended September 30, 2015, the Company recognized administrative services expense under the Administration Agreement of $1,650 and $3,083, respectively. Included in the other liabilities and accrued expenses in the Statements of Assets and Liabilities as of September 30, 2016 and March 31, 2016 is a payable to AIA and its affiliates of $758 and $1,017, respectively, for expenses paid on our behalf.
Merx Aviation Finance, LLC
Merx Aviation Finance, LLC (“Merx”), a wholly-owned portfolio company of the Company, has also entered into an administration agreement with the Administrator (the “Merx Administration Agreement”) under which AIA provides administrative services to Merx. The fee received from Merx by the Company is included in expense reimbursements in the Statements of Operations. For the three and six months ended September 30, 2016, the Company recognized expense reimbursements of $62 and $125, respectively, under the Merx Administration Agreement. For the three and six months ended September 30, 2015, the Company recognized expense reimbursements of $38 and $75, respectively, under the Merx Administration Agreement.
The Company has also entered into an expense reimbursement agreement with Merx Aviation Finance Assets Ireland Limited, an affiliate of Merx, that will reimburse the Company for reasonable out-of-pocket expenses incurred, including any interest, fees or other amounts incurred by the Company in connection with letters of credit issued on its behalf. For the three and six months ended September 30, 2016, the Company recognized expenses that were reimbursed under the expense reimbursement agreement of $22 and $43, respectively. For the three and six months ended September 30, 2015, the Company recognized expenses that were reimbursed under the expense reimbursement agreement of $21 and $42, respectively.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

Note 4. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per share (“EPS”), pursuant to ASC 260-10, for the three and six months ended September 30, 2016 and September 30, 2015:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Basic and Diluted Earnings (Loss) Per Share (1)
Net increase (decrease) in net assets resulting from operations	$41,114	$(1,747)	$(972)	$4,644
Weighted average shares outstanding	223,835,344	235,873,005	224,882,304	236,304,806
Basic and diluted earnings (loss) per share	$0.18	$(0.01)	$0.00	$0.02
____________________

(1)
Diluted earnings (loss) per share is calculated using the if-converted method. In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. For the three and six months ended September 30, 2016, the Company did not have any convertible notes. As such, diluted EPS was not applicable. For the three and six months ended September 30, 2015, anti-dilution would total $0.01 and $0.02, respectively.

Note 5. Investments
Fair Value Measurement and Disclosures
The following table shows the composition of our investment portfolio as of September 30, 2016, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$1,152,029	$1,060,606	$—	$6,842	$1,053,764
Second Lien Secured Debt	632,606	559,782	—	221,042	338,740
Unsecured Debt	257,204	234,644	—	18,422	216,222
Structured Products and Other	269,474	307,053	—	10,487	296,566
Preferred Equity	89,807	67,602	—	—	67,602
Common Equity/Interests	377,474	316,469	—	—	316,469
Warrants	50,623	2,412	—	—	2,412
Total Investments	$2,829,217	$2,548,568	$—	$256,793	$2,291,775
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

The following table shows changes in the fair value of our Level 3 investments during the three months ended September 30, 2016:

	First Lien Secured Debt (2)	Second Lien Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of June 30, 2016	$1,038,255	$458,719	$216,190	$305,400	$67,538	$299,274	$—	$2,385,376
Net realized gains	4	—	—	—	—	—	—	4
Net change in unrealized gains (losses)	605	29,868	(688)	23,014	172	(16,726)	(45,759)	(9,514)
Net amortization on investments	562	264	90	90	—	40	—	1,046
Purchases, including capitalized PIK (3)	71,025	28,112	630	16,301	199	40,631	48,171	205,069
Sales (3)	(56,687)	(160,842)	—	(48,239)	(307)	(6,750)	—	(272,825)
Transfers out of Level 3 (1)	—	(36,857)	—	—	—	—	—	(36,857)
Transfers into Level 3 (1)	—	19,476	—	—	—	—	—	19,476
Fair value as of September 30, 2016	$1,053,764	$338,740	$216,222	$296,566	$67,602	$316,469	$2,412	$2,291,775

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2016	$(6,893)	$(2,167)	$(688)	$24,653	$172	$(37,878)	$(45,759)	$(68,560)
The following table shows changes in the fair value of our Level 3 investments during the six months ended September 30, 2016:

	First Lien Secured Debt (2)	Second Lien Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of March 31, 2016	$1,089,156	$491,488	$227,222	$319,530	$68,562	$356,940	$—	$2,552,898
Net realized gains (losses)	(33,446)	—	—	(1,523)	—	47,285	(2,374)	9,942
Net change in unrealized gains (losses)	12,878	15,381	(4,673)	30,334	(40)	(130,453)	(43,385)	(119,958)
Net amortization on investments	1,363	568	178	176	—	57	—	2,342
Purchases, including capitalized PIK (3)	129,554	37,702	909	27,571	403	112,162	48,171	356,472
Sales (3)	(145,741)	(225,875)	(7,460)	(79,522)	(1,323)	(69,522)	—	(529,443)
Transfers out of Level 3 (1)	—	—	—	—	—	—	—	—
Transfers into Level 3 (1)	—	19,476	46	—	—	—	—	19,522
Fair value as of September 30, 2016	$1,053,764	$338,740	$216,222	$296,566	$67,602	$316,469	$2,412	$2,291,775

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2016	$(30,186)	$(41,024)	$(4,677)	$28,272	$(40)	$(85,429)	$(45,759)	$(178,843)
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

(2)	Includes unfunded commitments measured at fair value of $(2,700).

(3)	Includes reorganizations and restructuring of investments.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

The following table shows changes in the fair value of our Level 3 investments during the three months ended September 30, 2015:

	First Lien Secured Debt (2)	Second Lien Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of June 30, 2015	$1,095,901	$490,136	$268,852	$412,564	$128,302	$322,941	$5,573	$2,724,269
Net realized losses	(1,923)	(5)	(21,657)	—	—	(85)	—	(23,670)
Net change in unrealized gains (losses)	(20,579)	(17,458)	10,899	(6,386)	3,454	19,000	(1,246)	(12,316)
Net amortization on investments	1,076	1,164	121	107	—	—	—	2,468
Purchases, including capitalized PIK (3)	24,330	81,845	1,013	18,466	28,352	33,000	—	187,006
Sales (3)	(82,218)	(19,600)	(9,117)	(11,286)	—	(69,728)	—	(191,949)
Transfers out of Level 3 (1)	—	(6,408)	—	—	—	—	—	(6,408)
Transfers into Level 3 (1)	16,252	1,642	68	—	—	—	—	17,962
Fair value as of September 30, 2015	$1,032,839	$531,316	$250,179	$413,465	$160,108	$305,128	$4,327	$2,697,362

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2015	$(24,239)	$(32,227)	$(2,196)	$(6,689)	$3,454	$18,915	$(1,246)	$(44,228)
The following table shows changes in the fair value of our Level 3 investments during the six months ended September 30, 2015:

	First Lien Secured Debt (2)	Second Lien Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of March 31, 2015	$1,016,030	$512,110	$351,971	$374,368	$165,101	$329,800	$5,571	$2,754,951
Net realized gains (losses)	(2,048)	14	(40,602)	(67)	—	(39,662)	—	(82,365)
Net change in unrealized gains (losses)	(22,156)	(40,050)	13,812	(11,138)	6,233	56,975	(1,244)	2,432
Net amortization on investments	1,635	885	241	214	—	—	—	2,975
Purchases, including capitalized PIK (3)	233,772	211,679	31,784	65,835	51,281	74,338	—	668,689
Sales (3)	(219,903)	(52,299)	(107,095)	(15,747)	(62,507)	(111,162)	—	(568,713)
Transfers out of Level 3 (1)	—	(102,665)	—	—	—	(5,264)	—	(107,929)
Transfers into Level 3 (1)	25,509	1,642	68	—	—	103	—	27,322
Fair value as of September 30, 2015	$1,032,839	$531,316	$250,179	$413,465	$160,108	$305,128	$4,327	$2,697,362

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2015	$85,208	$55,028	$6,453	$(35,527)	$58,295	$(77,137)	$133	$92,453
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

(2)	Includes unfunded commitments measured at fair value of $(3,149).

(3)	Includes reorganizations and restructuring of investments.
The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of September 30, 2016 and March 31, 2016. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.
The unobservable inputs used in the fair value measurement of our Level 3 investments as of September 30, 2016 were as follows:

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Secured Debt	$(653)	Broker Quoted	Broker Quote	N/A	N/A	N/A
	399,084	Discounted Cash Flow	Discount Rate	2.3%	12.0%	12.0%
	2,500	Market Comparable Approach	Comparable Multiple	3.4x	4.5x	4.5x
	3,303	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	85,025	Recovery Analysis	Commodity Price	$45.00	$64.50	$63.20
	53,711	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	510,794	Yield Analysis	Discount Rate	5.2%	17.5%	12.2%
Second Lien Secured Debt	116,133	Broker Quoted	Broker Quote	N/A	N/A	N/A
	—	Market Comparable Approach	Comparable Multiple	3.4x	4.5x	4.4x
	19,476	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	26,276	Recovery Analysis	Commodity Price	$48.25	$64.50	$58.93
	176,855	Yield Analysis	Discount Rate	10.4%	18.7%	11.3%
Unsecured Debt	46	Broker Quoted	Broker Quote	N/A	N/A	N/A
	—	Market Comparable Approach	Comparable Multiple	3.4x	3.4x	3.4x
	338	Recovery Analysis	Commodity Price	$45.00	$64.50	$64.01
	215,838	Yield Analysis	Discount Rate	9.2%	16.5%	10.0%
Structured Products and Other	4,251	Broker Quoted	Broker Quote	N/A	N/A	N/A
	259,785	Discounted Cash Flow	Discount Rate	7.7%	18.0%	11.3%
	32,530	Recent Transaction	Recent Transaction	N/A	N/A	N/A
Preferred Equity	4,260	Discounted Cash Flow	Discount Rate	20.0%	20.0%	20.0%
		Market Comparable Approach	Sales Price	$9.90	$9.90	$9.90
	2,607	Market Comparable Approach	Comparable Multiple	3.4x	12.0x	12.0x
	26,391	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	34,344	Yield Analysis	Discount Rate	12.8%	12.8%	12.8%
Common Equity/Interests	143	Broker Quoted	Broker Quote	N/A	N/A	N/A
	211,147	Discounted Cash Flow	Discount Rate	6.2%	13.5%	11.4%
	18,054	Market Comparable Approach	Comparable Multiple	1.0x	12.2x	7.3x
	25,327	Market Comparable Approach	Comparable Multiple	0.5x	0.5x	0.5x
		Recovery Analysis	Probability Factor	75.0%	75.0%	75.0%
	2,203	Other	Illiquidity/Restrictive Discount	7.0%	7.0%	7.0%
	—	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	59,595	Recovery Analysis	Commodity Price	$45.00	$64.50	$62.03
Warrants	—	Market Comparable Approach	Comparable Multiple	3.4x	3.4x	3.4x
	2,412	Options Pricing Model	Expected Volatility	75.0%	75.0%	75.0%
		Recovery Analysis	Commodity Price	$45.00	$64.50	$64.01
	—	Recovery Analysis	Commodity Price	$48.25	$64.50	$64.01
Total Level 3 Investments	$2,291,775
___________________

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

The significant unobservable inputs used in the fair value measurement of the Company’s debt and equity securities are primarily earnings before interest, taxes, depreciation and amortization (“EBITDA”) comparable multiples and market discount rates. The Company typically uses EBITDA comparable multiples on its equity securities to determine the fair value of investments. The Company uses market discount rates for debt securities to determine if the effective yield on a debt security is commensurate with the market yields for that type of debt security. If a debt security’s effective yield is significantly less than the market yield for a similar debt security with a similar credit profile, the resulting fair value of the debt security may be lower. For certain investments in and relating to the energy sector where fair value is derived based on a recovery analysis, the Company uses underlying commodity prices from third party market pricing services to determine the fair value. Further, for certain investments, the Company also considered the probability of future events which are not in management’s control. Significant increases or decreases in any of these inputs in isolation would result in a significantly lower or higher fair value measurement. The significant unobservable inputs used in the fair value measurement of the structured products include the discount rate applied in the valuation models in addition to default and recovery rates applied to projected cash flows in the valuation models. Specifically, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. Increases in the discount rate can significantly lower the fair value of an investment; conversely decreases in the discount rate can significantly increase the fair value of an investment. The discount rate is determined based on the market rates an investor would expect for a similar investment with similar risks. For certain investments such as warrants, the Company uses an option pricing approach, of which the applicable method is the Black-Scholes Option Pricing Method (“BSM”). The BSM is a model of price variation over time of financial instruments, such as equity, that is used to determine the price of call or put options. Various inputs are required but the primary unobservable input into the BSM model is the underlying asset volatility.
Investment Transactions
For the three months ended September 30, 2016 and September 30, 2015, purchases of investments on a trade date basis were $127,629 and $204,237, respectively. For the six months ended September 30, 2016 and September 30, 2015, purchases of investments on a trade date basis were $250,347 and $713,585, respectively.
For the three months ended September 30, 2016 and September 30, 2015, sales and repayments of investments on a trade date basis were $215,054 and $279,678, respectively. For the six months ended September 30, 2016 and September 30, 2015, sales and repayments of investments on a trade date basis were $554,471 and $812,463, respectively.
PIK Income
The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the three and six months ended September 30, 2016, PIK income earned was $6,180 and $12,544, respectively. During the three and six months ended September 30, 2015, PIK income earned was $6,832 and $16,328, respectively.
The following table shows the change in capitalized PIK balance for the three and six months ended September 30, 2016 and September 30, 2015:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
PIK balance at beginning of period	$75,708	$54,155	$73,409	$86,903
PIK income capitalized	17,594	6,136	21,147	21,732
Adjustments due to exited investments	—	(3,396)	—	(3,396)
PIK income received in cash	(29)	(104)	(1,283)	(48,448)
PIK balance at end of period	$93,273	$56,791	$93,273	$56,791

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

Dividend Income
The Company holds structured products and other investments. The CLO equity investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The Company records as dividend income the accretable yield from its beneficial interests in structured products such as CLOs based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. During the three and six months ended September 30, 2016, dividend income from structured products was $3,038 and $5,699, respectively. During the three and six months ended September 30, 2015, dividend income from structured products was $4,682 and $9,186, respectively.
Investments on Non-Accrual Status
As of September 30, 2016, 11.1% of total investments at amortized cost, or 3.9% of total investments at fair value, were on non-accrual status. As of March 31, 2016, 8.4% of total investments at amortized cost, or 4.2% of total investments at fair value, were on non-accrual status.
Unconsolidated Significant Subsidiaries
The following unconsolidated subsidiaries are considered significant subsidiaries under SEC Regulation S-X Rule 10-01(b)(1) and Regulation S-X Rule 4-08(g) as of September 30, 2016. Accordingly, summarized, unaudited, comparative financial information is presented below for the unconsolidated significant subsidiaries.
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

	Six Months Ended September 30,
	2016	2015
Net revenue	$64,389	$61,258
Net operating income	38,789	37,125
Earnings before taxes	5,832	5,540
Net profit	5,524	3,370
MSEA Tankers, LLC
MSEA Tankers, LLC and its subsidiaries (“MSEA”) are engaged in acquiring and leasing tanker vessels to oil majors, commodity traders and shipping companies. Its focus is on tankers transporting refined products for its charterers through long-term charters. MSEA engages in a variety of income-generating structured equity transactions, ranging from bridge loans to sale-leaseback structures either on individual vessels or vessel packages sourced from bank balance sheets and other sources. MSEA may also outsource its technical management requirements through engaging in bareboat charters. The following table shows unaudited summarized financial information for MSEA:

	Six Months Ended September 30,
	2016	2015
Net revenue	$10,501	$5,520
Net operating income	5,994	3,624
Earnings before taxes	5,433	3,163
Net profit	5,433	3,163

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

Dynamic Product Tankers, LLC
Dynamic Product Tankers, LLC and its subsidiaries (“DPT”) are principally engaged in acquiring and operating LR1 Product Tankers. Its focus is on long-range product tankers transporting refined products for various customers. Vessels owned by DPT are operated primarily in the spot markets but also on opportunistic long-term time charters. The following table shows unaudited summarized financial information for DPT:

	Six Months Ended September 30, 2016	For period from April 7, 2015 (commencement of operations) to September 30, 2015
Net revenue	$17,935	$16,995
Net operating income	4,343	5,158
Earnings before taxes	2,428	3,620
Net profit	2,428	3,620
Note 6. Debt and Foreign Currency Transactions and Translations
The Company’s outstanding debt obligations as of September 30, 2016 were as follows:

	Date Issued/Amended	Total Aggregate Principal Amount Committed	Principal Amount Outstanding		Fair Value		Final Maturity Date
Senior Secured Facility	4/24/2015	$1,310,000	$367,991	*	$367,548	(1)	4/24/2020
Senior Secured Notes (Series B)	9/29/2011	16,000	16,000		16,674	(1)	9/29/2018
2042 Notes	10/9/2012	150,000	150,000		155,700	(2)	10/15/2042
2043 Notes	6/17/2013	150,000	150,000		161,760	(2)	7/15/2043
2025 Notes	3/3/2015	350,000	350,000		365,144	(1)	3/3/2025
Total Debt Obligations		$1,976,000	$1,033,991		$1,066,826
Deferred Financing Cost and Debt Discount			$(19,197)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount			$1,014,794
____________________

*	Includes foreign currency debt obligations as outlined in Foreign Currency Transactions and Translations within this note.

(1)
The fair value of these debt obligations are categorized as Level 3 under ASC 820 as of September 30, 2016. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.

(2)	The fair value of these debt obligations are categorized as Level 1 under ASC 820 as of September 30, 2016. The valuation is based on quoted prices of identical liabilities in active markets.

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

(2)	The fair value of these debt obligations are categorized as Level 1 under ASC 820 as of March 31, 2016. The valuation is based on quoted prices of identical liabilities in active markets.

(3)	Numbers were updated due to the retrospective application of the new accounting pronouncements (ASU 2015-03 and ASU 2015-15) adopted as of April 1, 2016.
Senior Secured Facility
On April 24, 2015, the Company amended and restated its senior secured, multi-currency, revolving credit facility (the “Senior Secured Facility”). The amendment and restatement increased the lenders’ commitments to $1,310,000, extended the final maturity date through April 24, 2020, and allows the Company to seek additional commitments from new and existing lenders in the future, up to an aggregate facility size not to exceed $1,965,000. The Senior Secured Facility is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. Commencing May 31, 2019, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the Senior Secured Facility as of April 24, 2020. In addition, the stated interest rate on the facility was changed from LIBOR plus 2.00% to a formula-based calculation based on a minimum borrowing base, resulting in a stated interest rate, depending on the type of borrowing, of (a) either LIBOR plus 1.75% per annum or LIBOR plus 2.00% per annum, or (b) either Alternate Base Rate plus 0.75% per annum or Alternate Base Rate plus 1% per annum. As of September 30, 2016, the stated interest rate on the facility was LIBOR plus 2.00%. The Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Senior Secured Facility and participation fees and fronting fees of up to 2.25% per annum on the letters of credit issued.
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
The Senior Secured Facility also provides for the issuance of letters of credit up to an aggregate amount of $150,000. As of September 30, 2016 and March 31, 2016, the Company had $16,290 in standby letters of credit issued through the Senior Secured Facility. The amount available for borrowing under the Senior Secured Facility is reduced by any standby letters of credit issued through the Senior Secured Facility. Under GAAP, these letters of credit are considered commitments because no funding has been made and as such are not considered a liability. These letters of credit are not senior securities because they are not in the form of a typical financial guarantee and the portfolio companies are obligated to refund any drawn amounts. The available remaining capacity under the Senior Secured Facility was $925,719 and $655,806 as of September 30, 2016 and March 31, 2016, respectively. Terms used in this disclosure have the meanings set forth in the Senior Secured Facility agreement.
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
On September 29, 2016, the Series A Notes, which had an outstanding principal balance of $29,000, matured and were repaid in full.
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
The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three and six months ended September 30, 2016 and September 30, 2015:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015 (2)	2016	2015 (2)
Average debt outstanding	$1,029,829	$1,414,093	$1,131,167	$1,465,669
Maximum amount of debt outstanding	1,143,694	1,485,172	1,363,553	1,640,135

Weighted average annualized interest cost (1)	5.21%	5.54%	4.96%	5.38%
Annualized amortized debt issuance cost	0.48%	0.55%	0.58%	0.55%
Total annualized interest cost	5.69%	6.09%	5.54%	5.93%
____________________

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Facility. Commitment fees for the three months ended September 30, 2016 and September 30, 2015 were $900 and $929, respectively. Commitment fees for the six months ended September 30, 2016 and September 30, 2015 were $1,597 and $1,741, respectively.

(2)	Numbers were updated due to the retrospective application of the new accounting pronouncements (ASU 2015-03 and ASU 2015-15) adopted as of April 1, 2016.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

Foreign Currency Transactions and Translations
The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of September 30, 2016:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain (Loss)	Reset Date
Canadian Dollar	C$	51,600	$46,957	$39,262	$7,695	10/31/2016
Euro		€13,000	14,046	14,609	(563)	10/11/2016
British Pound		£15,000	19,965	19,485	480	10/3/2016
British Pound		£16,000	22,947	20,784	2,163	10/12/2016
British Pound		£8,700	13,319	11,301	2,018	10/17/2016
British Pound		£22,500	33,802	29,228	4,574	10/24/2016
British Pound		£24,400	37,283	31,696	5,587	10/26/2016
British Pound		£53,600	81,573	69,626	11,947	10/31/2016
			$269,892	$235,991	$33,901
The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of March 31, 2016:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain (Loss)	Reset Date
Canadian Dollar	C$	55,100	$50,366	$42,599	$7,767	4/29/2016
Euro		€14,000	15,126	15,954	(828)	4/4/2016
British Pound		£14,000	20,354	20,122	232	4/8/2016
British Pound		£14,500	22,199	20,841	1,358	4/11/2016
British Pound		£14,500	22,209	20,841	1,368	4/18/2016
British Pound		£24,400	37,283	35,070	2,213	4/22/2016
British Pound		£54,600	83,095	78,477	4,618	4/29/2016
			$250,632	$233,904	$16,728
As of September 30, 2016 and March 31, 2016, the Company was in compliance with all debt covenants.
Note 7. Shareholders’ Equity
There were no equity offerings of common stock during the three and six months ended September 30, 2016 and fiscal year ended March 31, 2016.
The Company adopted the following plans, approved by the Board of Directors, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the Securities Exchange Act of 1934 (the “1934 Act”) (the “Repurchase Plans”):

Date of Adoption	Maximum Cost of Shares That May Be Repurchased	Cost of Shares Repurchased	Remaining Cost of Shares That May Be Repurchased
August 6, 2015	$50,000	$50,000	$—
December 14, 2015	50,000	36,780	13,220
September 14, 2016	50,000	—	50,000
Total as of September 30, 2016	$150,000	$86,780	$63,220
The Repurchase Plans were designed to allow the Company to repurchase its shares both during its open window periods and at times when it otherwise might be prevented from doing so under applicable insider trading laws or because of self-imposed trading blackout periods. A broker selected by the Company will have the authority under the terms and limitations specified in an agreement with the Company to repurchase shares on the Company’s behalf in accordance with the terms of the Repurchase Plans. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the Repurchase Plans.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

Pursuant to the Repurchase Plans, the Company may from time to time repurchase a portion of its shares of common stock and the Company is hereby notifying shareholders of its intention as required by applicable securities laws.
Under the Repurchase Plans described above, the Company allocated the following amounts to be repurchased in accordance with SEC Rule 10b5-1 (the “10b5-1 Repurchase Plans”):

Effective Date	Termination Date	Amount Allocated to 10b5-1 Repurchase Plans
September 15, 2015	November 5, 2015	$5,000
January 1, 2016	February 5, 2016	10,000
April 1, 2016	May 19, 2016	5,000
July 1, 2016	August 5, 2016	15,000
September 30, 2016	November 8, 2016	20,000
During the six months ended September 30, 2016, the Company repurchased 4,161,726 shares at a weighted average price per share of $5.85, inclusive of commissions, for a total cost of $24,343. This represents a discount of approximately 16.95% of the average net asset value per share for the six months ended September 30, 2016.
During the year ended March 31, 2016, the Company repurchased 10,584,855 shares at a weighted average price per share of $5.90, inclusive of commissions, for a total cost of $62,437. This represents a discount of approximately 23.09% of the average net asset value per share for the year ended March 31, 2016.
Since the inception of the Repurchase Plans through September 30, 2016, the Company repurchased 14,746,581 shares at a weighted average price per share of $5.88, inclusive of commissions, for a total cost of $86,780.
On September 12, 2014, the Company announced an at-the-market offering program (the “ATM Program”) through which we can sell up to 16 million shares of its common stock from time to time. As of September 30, 2016, no shares had been sold through the Company’s ATM Program.
Note 8. Commitments and Contingencies
The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of September 30, 2016 and March 31, 2016, the Company had the following unfunded commitments to its portfolio companies:

	September 30, 2016	March 31, 2016
Unfunded revolver obligations and bridge loan commitments (1)	$44,388	$291,424
Standby letters of credit issued and outstanding (2)	15,012	14,723
Unfunded delayed draw loan commitments (3)	9,659	13,234
Unfunded delayed draw loan commitments (performance thresholds not met) (4)	6,429	25,000
Total Unfunded Commitments	$75,488	$344,381
____________________

(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of September 30, 2016 and March 31, 2016, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that needs to be met prior to funding. As of September 30, 2016, there were no bridge loan commitments. As of March 31, 2016, the bridge loan commitments included in the balances were $253,413.

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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

(4)
The borrowers are required to meet certain performance thresholds before the Company is obligated to fulfill the commitments and those performance thresholds were not met as of September 30, 2016 and March 31, 2016.

Of the unfunded commitments which existed as of September 30, 2016, $68,103 were outstanding as of November 7, 2016.
Note 9. Financial Highlights
The following is a schedule of financial highlights for the six months ended September 30, 2016 and fiscal year ended March 31, 2016.

	Six Months Ended September 30, 2016	Year Ended March 31, 2016
	(Unaudited)
Per Share Data*
Net asset value at beginning of period	$7.28	$8.18
Net investment income (1)	0.34	0.83
Net realized and change in unrealized losses (1)	(0.34)	(1.02)
Net decrease in net assets resulting from operations	0.00	(0.19)
Distributions of net investment income (2)	(0.35)	(0.48)
Distributions of return of capital (2)	—	(0.32)
Accretion due to share repurchases	0.03	0.09
Net asset value at end of period	$6.95	$7.28

Per share market value at end of period	$5.80	$5.55
Total return (3)	10.93%	(17.53)%
Shares outstanding at end of period	221,994,770	226,156,496
Weighted average shares outstanding	224,882,304	232,555,815

Ratio/Supplemental Data
Net assets at end of period (in millions)	$1,541.9	$1,645.6
Annualized ratio of operating expenses to average net assets (4)(5)	4.89%	5.85%
Annualized ratio of interest and other debt expenses to average net assets (5)	3.94%	4.47%
Annualized ratio of total expenses to average net assets (4)(5)	8.83%	10.32%
Annualized ratio of net investment income to average net assets (5)	9.54%	10.70%
Average debt outstanding (in millions) (6)	$1,131.2	$1,456.4
Average debt per share (6)	$5.03	$6.26
Annualized portfolio turnover rate (5)	12.14%	34.35%
Asset coverage per unit (7)	$2,491	$2,253
____________________

*	Totals may not foot due to rounding.

(1)	Financial highlights are based on the weighted average number of shares outstanding for the period presented.

(2)
The tax character of distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. Although the tax character of distributions paid to shareholders through September 30, 2016 may include return of capital, the exact amount cannot be determined at this point. Per share amounts are based on actual rate per share.

(3)
Total return is based on the change in market price per share during the respective periods. Total return also takes into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

(4)
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown inclusive of all voluntary management and incentive fee waivers (Note 3). For the six months ended September 30, 2016, the annualized ratio of operating expenses to average net assets and the annualized ratio of total expenses to average net assets would be 6.29% and 10.24%, respectively, without the voluntary fee waivers. For the fiscal year ended March 31, 2016, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 6.94% and 11.41%, respectively, without the voluntary fee waivers.

(5)	Annualized for the six months ended September 30, 2016.

(6)	Numbers as of March 31, 2016 were updated due to the retrospective application of the new accounting pronouncements (ASU 2015-03 and ASU 2015-15) adopted as of April 1, 2016.

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

Note 10. Subsequent Events
On November 7, 2016, the Board of Directors declared a dividend of $0.15 per share payable on January 5, 2017 to shareholders of record as of December 21, 2016.
During the period from October 1, 2016 through November 7, 2016, the Company repurchased 2,215,616 shares at a weighted average price per share of $5.90, inclusive of commissions, for a total cost of $13,068, leaving a maximum of $50,152 available for future purchases under the Repurchase Plans.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Apollo Investment Corporation:
We have reviewed the accompanying statement of assets and liabilities of Apollo Investment Corporation (the “Company”), including the schedule of investments, as of September 30, 2016, the related statements of operations for the three and six month periods ended September 30, 2016 and September 30, 2015, the statement of changes in net assets for the six month period ended September 30, 2016 and the statements of cash flows for the six month periods ended September 30, 2016 and September 30, 2015. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities, including the schedule of investments, as of March 31, 2016, and the related statements of operations (not presented herein), of changes in net assets and of cash flows (not presented herein) for the year then ended, and in our report dated May 19, 2016, we expressed an unqualified opinion on those financial statements. As discussed in Note 2 to the accompanying interim financial statements, the Company changed its method of accounting for the presentation of deferred financing costs in accordance with Accounting Standards Update 2015-03 and 2015-15. The accompanying March 31, 2016 statement of assets and liabilities reflects this change.

/s/ PricewaterhouseCoopers LLP
New York, New York
November 8, 2016

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
Overview
Apollo Investment Corporation (the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” or “our”) was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our shareholders. We commenced operations on April 8, 2004 upon completion of our initial public offering that raised $870 million in net proceeds from selling 62 million shares of common stock at a price of $15.00 per share. Since then, and through September 30, 2016, we have raised approximately $2.21 billion in net proceeds from additional offerings of common stock and we have repurchased common stock for $86.8 million.
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
Revenue
We generate revenue primarily in the form of interest and dividend income from the securities we hold and capital gains, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of mezzanine or senior secured loans, generally have a stated term of five to ten years and bear interest at a fixed rate or a floating rate usually determined on the basis of a benchmark, such as the London Interbank Offered Rate (“LIBOR”), the Euro Interbank Offered Rate, the federal funds rate, or the prime rate. Interest on debt securities is generally payable quarterly or semiannually and while U.S. subordinated debt and corporate notes typically accrue interest at fixed rates, some of our investments may include zero coupon and/or step-up bonds that accrue income on a constant yield to call or maturity basis. In addition, some of our investments provide for payment-in-kind (“PIK”) interest or dividends. Such amounts of accrued PIK interest or dividends are added to the cost of the investment on the respective capitalization dates and generally become due at maturity of the investment or upon the investment being called by the issuer. We may also generate revenue in the form of commitment, origination, structuring fees, fees for providing managerial assistance and, if applicable, consulting fees, etc.
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
Portfolio and Investment Activity
Our portfolio and investment activity during the three and six months ended September 30, 2016 and September 30, 2015 was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in millions)	2016	2015	2016	2015
Investments made in portfolio companies	$127.6	$204.2	$250.4	$713.6
Investments sold	(17.9)	(80.1)	(164.0)	(414.8)
Net activity before repaid investments	109.7	124.1	86.4	298.8
Investments repaid	(197.1)	(199.5)	(390.5)	(397.6)
Net investment activity	$(87.4)	$(75.4)	$(304.1)	$(98.8)

Portfolio companies at beginning of period	81	102	89	105
Number of new portfolio companies	6	4	11	14
Number of exited portfolio companies	(5)	(8)	(18)	(21)
Portfolio companies at end of period	82	98	82	98

Number of investments in existing portfolio companies	10	9	22	29

Our portfolio composition and weighted average yields as of September 30, 2016 and March 31, 2016 were as follows:

	September 30, 2016		March 31, 2016
Portfolio composition, at fair value:
Secured debt	64%		65%
Unsecured debt	9%		9%
Structured products and other	12%		11%
Preferred equity	3%		3%
Common equity/interests and warrants	12%		12%
Weighted average yields, at amortized cost basis, exclusive of securities on non-accrual status (1):
Secured debt portfolio	11.0%		11.0%
Unsecured debt portfolio	10.8%		10.7%
Total debt portfolio	11.0%		11.0%
Income-bearing investment portfolio composition, at fair value:
Fixed rate amount	$1.0	billion	$1.1	billion
Floating rate amount	$1.1	billion	$1.2	billion
Fixed rate, as percentage of total	48%		47%
Floating rate, as percentage of total	52%		53%
Income-bearing investment portfolio composition, at amortized cost:
Fixed rate amount	$1.2	billion	$1.1	billion
Floating rate amount	$1.2	billion	$1.3	billion
Fixed rate, as percentage of total	50%		47%
Floating rate, as percentage of total	50%		53%
____________________

(1)	An investor’s yield may be lower than the portfolio yield due to sales loads and other expenses.
Since the initial public offering of Apollo Investment in April 2004 and through September 30, 2016, invested capital totaled $16.7 billion in 378 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 100 different financial sponsors.
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
As of September 30, 2016, $2.29 billion or 90% of the Company’s investments were classified as Level 3. The high proportion of Level 3 investments relative to our total investments is directly related to our investment philosophy and target portfolio, which consists primarily of long-term secured debt, as well as unsecured and mezzanine positions of private middle-market companies. A fundamental difference exists between our investments and those of comparable publicly traded fixed income investments, namely high-yield bonds, and this difference affects the valuation of our private investments relative to comparable publicly traded instruments.
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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered in the valuation process of independent valuation firms. During the six months ended September 30, 2016, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.
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

Results of Operations
Operating results for the three and six months ended September 30, 2016 and September 30, 2015 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in millions)*	2016	2015	2016	2015
Investment income
Interest income	$60.2	$81.1	$126.1	$165.5
Dividend income	8.5	14.4	17.3	28.2
Other income	0.3	2.9	2.1	6.4
Total investment income	$69.0	$98.4	$145.5	$200.1
Expenses
Management and performance-based incentive fees, net of amounts waived	$9.9	$22.8	$27.1	$47.5
Interest and other debt expenses, net of reimbursements	14.4	21.8	31.2	44.2
Administrative services expense, net of reimbursements	2.6	1.6	4.0	3.0
Other general and administrative expenses	2.6	2.7	7.6	4.9
Net expenses	$29.5	$48.9	$69.9	$99.6
Net investment income	$39.5	$49.6	$75.6	$100.5
Net realized and change in unrealized gains (losses)
Net realized gains (losses)	$(3.0)	$(30.2)	$5.5	$(111.1)
Net change in unrealized losses	4.6	(21.2)	(82.1)	15.2
Net realized and change in unrealized gains (losses)	1.6	(51.4)	(76.6)	(95.9)
Net increase (decrease) in net assets resulting from operations	$41.1	$1.7	$(1.0)	$4.6

Net investment income on per average share basis	$0.18	$0.21	$0.34	$0.43
Earnings (loss) per share — basic	$0.18	$(0.01)	$0.00	$0.02
Earnings (loss) per share — diluted (1)	N/A	$(0.01)	N/A	$0.02
____________________

*	Totals may not foot due to rounding.

(1)
Diluted earnings (loss) per share is calculated using the if-converted method. In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. For the three and six months ended September 30, 2016, the Company did not have any convertible notes. As such, diluted EPS was not applicable. For the three and six months ended September 30, 2015, anti-dilution would total $0.01 and $0.02, respectively.

Total Investment Income
For the three months ended September 30, 2016 as compared to the three months ended September 30, 2015
The decrease in total investment income for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was driven by the decrease in interest income of $20.9 million and the decrease in dividend income of $5.9 million. The decrease in interest income is due to a lower income-bearing investment portfolio, an increase in investments on non-accrual status, and a decrease in prepayment fees and income recognized from the acceleration of discount, premium, or deferred fees on repaid investments which totaled $3.4 million and $4.5 million for the three months ended September 30, 2016 and September 30, 2015, respectively. The decrease in the dividend income is due to exit or restructuring of dividend yielding investments in portfolio companies such as AMP Solar (UK) Limited and Golden Hill CLO I, LLC, and also due to a decrease in dividends from Dynamic Product Tankers, LLC and MSEA Tankers, LLC. The decrease in dividend income is offset by an increase in distributions received from Golden Bear Warehouse LLC and Merx Aviation Finance, LLC.

For the six months ended September 30, 2016 as compared to the six months ended September 30, 2015
The decrease in total investment income for the six months ended September 30, 2016 compared to the six months ended September 30, 2015 was driven by the decrease in interest income of $39.4 million and the decrease in dividend income of $10.9 million. The decrease in interest income is due to a lower income-bearing investment portfolio, an increase in investments on non-accrual status, and a decrease in prepayment fees and income recognized from the acceleration of discount, premium, or deferred fees on repaid investments which totaled $8.5 million and $12.5 million for the six months ended September 30, 2016 and September 30, 2015, respectively. The decrease in the dividend income is due to exit or restructuring of dividend yielding investments in portfolio companies such as AMP Solar (UK) Limited, PlayPower Holdings, Inc., and Golden Hill CLO I, LLC, and also due to a decrease in distributions from MCF CLO I, LLC and MCF CLO III, LLC. The decrease in dividend income is offset by an increase in distributions received from Golden Bear Warehouse LLC, Ivy Hill Middle Market Credit Fund IX, Ltd., Ivy Hill Middle Market Credit Fund X, Ltd., and Merx Aviation Finance, LLC.
Net Expenses
For the three months ended September 30, 2016 as compared to the three months ended September 30, 2015
The decrease in expenses for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily driven by the decrease of $12.8 million in management and performance-based incentive fees (net of amounts waived) due to lower average gross assets, lower investment income, and the reversal of $6.0 million of the deferred incentive fee payable related to PIK income which was deemed to be no longer realizable. In addition, there is a decrease of $7.3 million in interest and other debt expenses primarily due to the repayment of the Senior Secured Notes in October 2015 and repayment of Convertible Notes in January 2016. The debt repayments resulted in a decrease in total cost of debt from 6.09% for the three months ended September 30, 2015 to 5.69% for the three months ended September 30, 2016 and a decrease in the average debt outstanding from $1.41 billion during the three months ended September 30, 2015 to $1.03 billion during the three months ended September 30, 2016.
For the six months ended September 30, 2016 as compared to the six months ended September 30, 2015
The decrease in expenses for the six months ended September 30, 2016 compared to the six months ended September 30, 2015 was primarily driven by the decrease of $20.4 million in management and performance-based incentive fees (net of amounts waived) due to lower average gross assets, lower investment income and the reversal of $5.9 million of the deferred management fee and incentive fee balance related to PIK income deemed to be no longer realizable. In addition, there is a decrease of $13.0 million in interest and other debt expenses due to the repayment of the Senior Secured Notes in October 2015 and repayment of Convertible Notes in January 2016. The debt repayments resulted in a decrease in total cost of debt from 5.93% for the six months ended September 30, 2015 to 5.54% for the six months ended September 30, 2016 and a decrease in the average debt outstanding from $1.47 billion during the six months ended September 30, 2015 to $1.13 billion during the six months ended September 30, 2016. The decrease in interest expense related to the debt repayments was partially offset by the increase in interest expense due to increased utilization of the Senior Secured Facility. The decrease in expenses is also offset by the $2.7 million of non-recurring expenses related to a strategic transaction that was considered but did not occur.
Net Realized Gains (Losses)
For the three months ended September 30, 2016 as compared to the three months ended September 30, 2015
During the three months ended September 30, 2016, we recognized gross realized gains of $1.6 million and gross realized losses of $4.5 million, resulting in net realized losses of $3.0 million. Significant realized losses for the three months ended September 30, 2016 are summarized below:

(in millions)	Net Realized Loss
Aventine Renewable Energy Holdings, Inc.	$(2.9)
River Cree Enterprises LP	(0.8)

During the three months ended September 30, 2015, we recognized gross realized gains of $5.5 million and gross realized losses of $35.7 million, resulting in net realized losses of $30.2 million. Significant realized gains (losses) for the three months ended September 30, 2015 are summarized below:

(in millions)	Net Realized Gain (Loss)
PlayPower Holdings, Inc.	$3.1
Artsonig Pty Ltd.	(21.7)
Venoco, Inc.	(12.0)
BMC Software Inc.	(1.1)
For the six months ended September 30, 2016 as compared to the six months ended September 30, 2015
During the six months ended September 30, 2016, we recognized gross realized gains of $49.3 million and gross realized losses of $43.8 million, resulting in net realized gains of $5.5 million. Significant realized gains (losses) for the six months ended September 30, 2016 are summarized below:

(in millions)	Net Realized Gain (Loss)
Generation Brands Holdings, Inc.	$46.1
Explorer Coinvest, LLC	1.2
Osage Exploration & Development, Inc.	(19.5)
Aveta, Inc.	(11.9)
Aventine Renewable Energy Holdings, Inc.	(2.9)
Energy & Exploration Partners, Inc.	(2.4)
Radio One, Inc.	(2.3)
During the six months ended September 30, 2015, we recognized gross realized gains of $10.7 million and gross realized losses of $121.8 million, resulting in net realized losses of $111.1 million. Significant realized losses for the six months ended September 30, 2015 are summarized below:

(in millions)	Net Realized Loss
PlayPower Holdings, Inc.	$(39.7)
Molycorp, Inc.	(22.1)
Artsonig Pty Ltd.	(21.7)
Venoco, Inc.	(16.2)
PetroBakken Energy Ltd.	(9.0)
BCA Osprey II Limited	(7.4)

Net Change in Unrealized Gains (Losses)
For the three months ended September 30, 2016 as compared to the three months ended September 30, 2015
During the three months ended September 30, 2016, we recognized gross unrealized gains of $47.3 million and gross unrealized losses of $42.7 million, resulting in net change in unrealized gains of $4.6 million. Significant changes in unrealized gains (losses) for the three months ended September 30, 2016 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Golden Bear Warehouse LLC	$14.2
MCF CLO III, LLC	3.5
Aventine Renewable Energy Holdings, Inc.	3.1
Asset Repackaging Trust Six B.V.	1.8
MSC Software Corp.	1.7
Access CIG, LLC	1.7
Venoco, Inc.	(8.5)
Solarplicity Group Limited	(4.2)
Garden Fresh Restaurant Corp.	(4.0)
Maxus Capital Carbon SPE I, LLC	(3.7)
LVI Group Investments, LLC	(3.3)
Dynamic Product Tankers, LLC	(3.1)
During the three months ended September 30, 2015, we recognized gross unrealized gains of $64.7 million and gross unrealized losses of $85.9 million, resulting in net change in net unrealized losses of $21.2 million. Significant changes in unrealized gains (losses) for the three months ended September 30, 2015 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
LVI Group Investments, LLC	$13.4
Miller Energy Resources, Inc.	(12.2)
Osage Exploration & Development, Inc.	(7.9)
SquareTwo Financial Corp.	(7.5)
Lonestar Intermediate Super Holdings, LLC	(6.6)
For the six months ended September 30, 2016 as compared to the six months ended September 30, 2015
During the six months ended September 30, 2016, we recognized gross unrealized gains of $117.1 million and gross unrealized losses of $199.2 million, resulting in net change in unrealized losses of $82.1 million. Significant changes in unrealized gains (losses) for the six months ended September 30, 2016 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Osage Exploration & Development, Inc.	$19.3
Golden Bear Warehouse LLC	16.3
Aveta, Inc.	13.2
Radio One, Inc.	4.7
MCF CLO III, LLC	4.4
Generation Brands Holdings, Inc.	(43.8)
Garden Fresh Restaurant Corp.	(33.9)
Delta Educational Systems, Inc.	(22.4)
Solarplicity Group Limited	(20.9)
Venoco, Inc.	(14.6)
LVI Group Investments, LLC	(10.5)

During the six months ended September 30, 2015, we recognized gross unrealized gains of $137.7 million and gross unrealized losses of $122.5 million, resulting in net change in unrealized losses of $15.2 million. Significant changes in unrealized gains (losses) for the six months ended September 30, 2015 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
PlayPower Holdings Inc.	$21.8
Molycorp, Inc.	20.4
LVI Group Investments, LLC	15.5
Venoco, Inc.	15.2
Miller Energy Resources, Inc.	(20.0)
SquareTwo Financial Corp.	(18.2)
Osage Exploration & Development, Inc.	(9.5)
Magnetation, LLC	(8.1)
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
Cash Equivalents
We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. (See Note 2 within the Notes to Financial Statements.) At the end of each fiscal quarter, we consider taking proactive steps utilizing cash equivalents with the objective of enhancing our investment flexibility during the following quarter, pursuant to Section 55 of the 1940 Act. More specifically, we may purchase U.S. Treasury bills from time-to-time on the last business day of the quarter and typically close out that position on the following business day, settling the sale transaction on a net cash basis with the purchase, subsequent to quarter end. Apollo Investment may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our Senior Secured Facility, as we deem appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. There were no cash equivalents held as of September 30, 2016.
Debt
See Note 6 within the Notes to Financial Statements for information on the Company’s debt.
The following table shows the contractual maturities of our debt obligations as of September 30, 2016:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$368.0	$—	$—	$368.0	$—
Senior Secured Notes (Series B)	16.0	—	16.0	—	—
2042 Notes	150.0	—	—	—	150.0
2043 Notes	150.0	—	—	—	150.0
2025 Notes	350.0	—	—	—	350.0
Total Debt Obligations	$1,034.0	$—	$16.0	$368.0	$650.0
____________________

(1)
As of September 30, 2016, aggregate lender commitments under the Senior Secured Facility totaled $1.31 billion and $925.7 million of unused capacity. As of September 30, 2016, there were $16.3 million of letters of credit issued under the Senior Secured Facility that were not recorded as liabilities on the Company’s Statement of Assets and Liabilities.

Shareholders’ Equity
See Note 7 within the Notes to Financial Statements for information on the Company’s public offerings and share repurchase plans.
Distributions
Distributions paid to shareholders for the three and six months ended September 30, 2016 totaled $45.0 million ($0.20 per share) and $90.2 million ($0.40 per share), respectively. Distributions paid to shareholders for the three and six months ended September 30, 2015 totaled $47.3 million ($0.20 per share) and $94.7 million ($0.40 per share), respectively. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. Although the tax character of distributions paid to shareholders through September 30, 2016 may include return of capital, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ending March 31, 2017. Tax characteristics of all distributions will be reported to shareholders on Form 1099 after the end of the calendar year. Our quarterly distributions, if any, will be determined by our Board of Directors.
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
PIK Income
For the three and six months ended September 30, 2016, PIK income totaled $6.2 million on total investment income of $69.0 million and $12.5 million on total investment income of $145.5 million, respectively. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders annually in the form of distributions, even though the Company has not yet collected the cash. See Note 5 within the Notes to the Financial Statements for more information on the Company’s PIK income.
Related Party Transactions
See Note 3 within the Notes to the Financial Statements for information on the Company’s related party transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. During the three and six months ended September 30, 2016, many of the loans in our portfolio had floating interest rates. These loans are usually based on floating LIBOR and typically have durations of one to twelve months after which they reset to current market interest rates. The Company also has a Senior Secured Facility that is based on floating LIBOR rates.
The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of September 30, 2016, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income		Net Investment Income Per Share
Up 400 basis points	$22.7	million	$0.102
Up 300 basis points	$16.7	million	$0.075
Up 200 basis points	$10.6	million	$0.048
Up 100 basis points	$4.6	million	$0.021
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2016 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Controls Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the second fiscal quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
As has been reported in the press, as part of an industry-wide review of private equity advisers, the Securities and Exchange Commission (the “SEC”) has focused recently on the disclosure to limited partners of the acceleration of certain special fees. Apollo Global Management, LLC (“AGM”) provided information about this topic to the staff of the SEC in connection with the SEC’s periodic examination of AGM in 2013. On July 27, 2015, AGM received an informal request for additional information from the staff of the SEC on this topic and certain ancillary issues. AGM fully and voluntarily cooperated with the informal requests. On August 23, 2016, four Apollo private equity fund advisers that are subsidiaries of AGM (the “Settling Advisers”) and affiliates of Apollo Investment Management, L.P., the investment adviser of the Company, consented to the entry of an order by the SEC settling these matters, while neither admitting nor denying the allegations. In the SEC order, the SEC alleged that the Settling Advisers did not provide sufficient pre-commitment disclosure regarding the possibility of accelerating monitoring fees upon termination of such fee agreements. The SEC recognized in the order, however, that such fees were disclosed to limited partners in a variety of other forms following the commitment of capital. In fact, during the period at issue, each accelerated fee was disclosed in detailed schedules that were provided on a regular basis to each fund’s limited partner advisory committee. The order also alleged (1) that one of the Settling Advisers did not properly disclose, in the footnotes of the financial statements of a $10.4 billion fund, the allocation of $3 million of interest on a loan from the fund to its general partner of the fund, of cash that was then due to be distributed to the general partner (which loan was fully disclosed), and (2) that the Settling Advisers failed adequately to supervise a former investment professional in connection with improper travel and expense reimbursements, although the order acknowledged that AGM identified the issue, fully remediated it, and self-reported the issue to the SEC. The Settling Advisers agreed as part of the settlement to pay disgorgement of $37.5 million (plus prejudgment interest of $2.7 million) to limited partners of those funds and a civil monetary penalty of $12.5 million to the SEC.
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
None.

Issuer Purchases of Equity Securities
The Company adopted the following plans, approved by the Board of Directors, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the Securities Exchange Act of 1934 (the “1934 Act”) (the “Repurchase Plans”):

Date of Adoption	Maximum Cost of Shares That May Be Repurchased		Cost of Shares Repurchased		Remaining Cost of Shares That May Be Repurchased
August 6, 2015	$50.0	million	$50.0	million	$—
December 14, 2015	50.0	million	36.8	million	13.2	million
September 14, 2016	50.0	million	—		50.0	million
Total as of September 30, 2016	$150.0	million	$86.8	million	$63.2	million
The Repurchase Plans were designed to allow the Company to repurchase its shares both during its open window periods and at times when it otherwise might be prevented from doing so under applicable insider trading laws or because of self-imposed trading blackout periods. A broker selected by the Company will have the authority under the terms and limitations specified in an agreement with the Company to repurchase shares on the Company’s behalf in accordance with the terms of the Repurchase Plans. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the Repurchase Plans. Pursuant to the Repurchase Plans, the Company may from time to time repurchase a portion of its shares of common stock and the Company is hereby notifying shareholders of its intention as required by applicable securities laws.
Under the Repurchase Plans described above, the Company allocated the following amounts to be repurchased in accordance with SEC Rule 10b5-1 (the “10b5-1 Repurchase Plans”)

Effective Date	Termination Date	Amount Allocated to 10B5-1 Repurchase Plans
September 15, 2015	November 5, 2015	$5.0	million
January 1, 2016	February 5, 2016	10.0	million
April 1, 2016	May 19, 2016	5.0	million
July 1, 2016	August 5, 2016	15.0	million
September 30, 2016	November 8, 2016	20.0	million
The following table presents information with respect to the Company’s purchases of its common stock since adoption of the Repurchase Plans through September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans
August 1, 2015 through August 31, 2015	1,530,000	$6.57	1,530,000	$40.0	million
September 1, 2015 through September 30, 2015	1,810,400	6.15	1,810,400	28.8	million
November 1, 2015 through November 30, 2015	3,350,000	6.03	3,350,000	8.6	million
December 1, 2015 through December 31, 2015	1,882,329	5.86	1,882,329	47.6	million
January 1, 2016 through January 31, 2016	2,012,126	4.97	2,012,126	37.6	million
June 1, 2016 through June 30, 2016	1,088,800	5.58	1,088,800	31.5	million
July 1, 2016 through July 31, 2016	49,475	5.51	49,475	31.2	million
August 1, 2016 through August 31, 2016	1,788,882	5.89	1,788,882	20.7	million
September 1, 2016 through September 30, 2016	1,234,569	6.04	1,234,569	63.2	million
Total	14,746,581	$5.88	14,746,581
During the period from October 1, 2016 through November 7, 2016, the Company repurchased 2,215,616 shares at a weighted average price per share of $5.90, inclusive of commissions, for a total cost of $13.1 million, leaving a maximum of $50.2 million available for future purchases under the Repurchase Plans.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 8, 2016.

APOLLO INVESTMENT CORPORATION

By:	/s/ JAMES C. ZELTER
James C. Zelter
Chief Executive Officer

By:	/s/ GREGORY W. HUNT
Gregory W. Hunt
Chief Financial Officer and Treasurer