Form 10-Q
period 2016-12-31
APOLLO INVESTMENT CORP
filed 2017-02-06
CIK 1278752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
OR
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at February 3, 2017
$0.001 par value	219,694,654

APOLLO INVESTMENT CORPORATION

PART I. FINANCIAL INFORMATION
In this report, the terms the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” and “our” refer to Apollo Investment Corporation unless the context specifically states otherwise.
Item 1. Financial Statements
APOLLO INVESTMENT CORPORATION STATEMENTS OF ASSETS AND LIABILITIES (In thousands, except share and per share data)

	December 31, 2016	March 31, 2016
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost — $1,622,942 and $2,052,896, respectively)	$1,450,491	$1,790,294
Non-controlled/affiliated investments (cost — $506,324 and $216,202, respectively)	330,153	272,558
Controlled investments (cost — $747,753 and $829,029, respectively)	745,689	853,977
Total investments at fair value (cost — $2,877,019 and $3,098,127, respectively)	2,526,333	2,916,829
Derivative assets (cost — $4,395 and $0, respectively)	1,910	—
Cash	50,307	16,521
Foreign currencies (cost — $1,568 and $2,354, respectively)	1,534	2,384
Restricted cash	7,080	—
Receivable for investments sold	1,023	79,625
Interest receivable	23,840	29,749
Dividends receivable	4,261	9,509
Deferred financing costs	18,679	14,497
Prepaid expenses and other assets	502	9,523
Total Assets	$2,635,469	$3,078,637

Liabilities
Debt	$1,033,958	$1,312,960
Derivative liabilities (proceeds — $3,555 and $0, respectively)	5,117	—
Payable for investments purchased	16,858	25,091
Distributions payable	32,954	45,231
Management and performance-based incentive fees payable	20,896	31,124
Interest payable	10,870	7,444
Accrued administrative services expense	1,136	2,015
Other liabilities and accrued expenses	6,981	9,191
Total Liabilities	$1,128,770	$1,433,056
Commitments and contingencies (Note 10)
Net Assets	$1,506,699	$1,645,581

Net Assets
Common stock, $0.001 par value (400,000,000 shares authorized; 219,694,654 and 226,156,496 shares issued and outstanding, respectively)	$220	$226
Paid-in capital in excess of par	2,989,011	3,026,922
Accumulated underdistributed net investment income	71,901	71,231
Accumulated net realized loss	(1,243,448)	(1,288,141)
Net unrealized loss	(310,985)	(164,657)
Net Assets	$1,506,699	$1,645,581

Net Asset Value Per Share	$6.86	$7.28

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$36,671	$61,756	$127,420	$205,585
Dividend income	358	1,037	2,531	2,824
Other income	936	677	2,984	6,822
Non-controlled/affiliated investments:
Interest income	384	182	1,014	633
Dividend income	4,609	9,594	12,312	28,263
Other income	—	70	70	297
Controlled investments:
Interest income	18,713	13,388	53,385	34,571
Dividend income	6,400	7,621	13,850	15,352
Other income	—	—	—	63
Total Investment Income	$68,071	$94,325	$213,566	$294,410
Expenses
Management fees	$12,978	$16,478	$40,679	$50,557
Performance-based incentive fees	5,670	11,142	16,063	33,783
Interest and other debt expenses	14,473	19,335	45,704	63,535
Administrative services expense	1,599	1,531	5,767	4,614
Other general and administrative expenses	2,329	2,806	9,917	7,695
Total expenses	37,049	51,292	118,130	160,184
Management and performance-based incentive fees waived	(5,246)	(4,999)	(16,264)	(14,237)
Expense reimbursements	(84)	(59)	(253)	(176)
Net Expenses	$31,719	$46,234	$101,613	$145,771
Net Investment Income	$36,352	$48,091	$111,953	$148,639
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$3,932	$(6,112)	$(36,195)	$(82,896)
Non-controlled/affiliated investments	36,473	(1,575)	81,047	(1,642)
Controlled investments	(1,982)	—	(2,173)	(39,714)
Foreign currency transactions	749	(1,599)	2,014	3,883
Net realized gains (losses)	39,172	(9,286)	44,693	(120,369)
Net change in unrealized losses:
Non-controlled/non-affiliated investments	5,292	(73,088)	70,318	(116,950)
Non-controlled/affiliated investments	(53,882)	2,879	(183,676)	31,612
Controlled investments	(21,447)	(2,173)	(56,030)	32,579
Derivatives	(4,046)	—	(4,046)	—
Foreign currency translations	9,849	7,805	27,106	3,360
Net change in unrealized losses	(64,234)	(64,577)	(146,328)	(49,399)
Net Realized and Change in Unrealized Losses	$(25,062)	$(73,863)	$(101,635)	$(169,768)
Net Increase (Decrease) in Net Assets Resulting from Operations	$11,290	$(25,772)	$10,318	$(21,129)
Earnings (Loss) Per Share — Basic	$0.05	$(0.11)	$0.05	$(0.09)
Earnings (Loss) Per Share — Diluted	N/A	$(0.11)	N/A	$(0.09)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF CHANGES IN NET ASSETS (In thousands, except share data)

	Nine Months Ended December 31, 2016	Year Ended March 31, 2016
	(Unaudited)
Operations
Net investment income	$111,953	$193,257
Net realized gains (losses)	44,693	(195,364)
Net change in unrealized losses	(146,328)	(42,419)
Net Increase (Decrease) in Net Assets Resulting from Operations	$10,318	$(44,526)

Distributions to Shareholders
Distribution of net investment income	$(111,283)	$(111,853)
Distribution of return of capital	—	(73,211)
Net Decrease in Net Assets Resulting from Distributions to Shareholders	$(111,283)	$(185,064)

Capital Share Transactions
Repurchase of common stock	$(37,917)	$(62,437)
Net Decrease in Net Assets Resulting from Capital Share Transactions	$(37,917)	$(62,437)

Net Assets
Net decrease in net assets during the period	$(138,882)	$(292,027)
Net assets at beginning of period	1,645,581	1,937,608
Net Assets at End of Period	$1,506,699	$1,645,581

Capital Share Activity
Shares repurchased during the period	(6,461,842)	(10,584,855)
Shares issued and outstanding at beginning of period	226,156,496	236,741,351
Shares Issued and Outstanding at End of Period	219,694,654	226,156,496

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Nine Months Ended December 31,
	2016	2015
Operating Activities
Net increase (decrease) in net assets resulting from operations	$10,318	$(21,129)
Net realized (gains) losses	(44,693)	120,369
Net change in unrealized losses	146,328	49,399
Net amortization of premiums and accretion of discounts on investments	(3,769)	(5,039)
Accretion of discount on notes	447	447
Amortization of deferred financing costs	4,366	5,278
Increase from foreign currency transactions	2,014	4,477
Changes in operating assets and liabilities:
Payment-in-kind interest and dividends capitalized	(22,787)	(34,090)
Purchases of investments	(476,520)	(923,719)
Purchases of derivatives	(4,395)	—
Proceeds from derivatives	3,555	—
Proceeds from sales and repayments of investments	837,232	1,113,077
Decrease in interest receivable	6,010	10,709
Decrease (increase) in dividends receivable	5,248	(3,449)
Decrease in prepaid expenses and other assets	9,021	6,121
Decrease in management and performance-based incentive fees payable	(10,228)	(7,275)
Increase in interest payable	3,426	1,441
Decrease in accrued administrative services expense	(879)	(192)
Decrease in other liabilities and accrued expenses	(2,210)	(964)
Net Cash Provided by Operating Activities	$462,484	$315,461
Financing Activities
Issuances of debt	$741,747	$1,624,754
Payments of debt	(994,804)	(1,736,668)
Financing costs paid and deferred	(7,871)	(5,646)
Repurchase of common stock	(37,917)	(52,437)
Distributions paid	(123,559)	(141,547)
Net Cash Used in Financing Activities	$(422,404)	$(311,544)

Cash, Foreign Currencies and Restricted Cash
Net increase in cash, restricted cash and foreign currencies during the period	$40,080	$3,917
Effect of foreign exchange rate changes	(64)	193
Cash, restricted cash and foreign currencies at beginning of period	18,905	8,417
Cash, Foreign Currencies and Restricted Cash at the End of Period	$58,921	$12,527

Supplemental Disclosure of Cash Flow Information
Cash interest paid	$37,487	$46,962

Non-Cash Activity
Payment-in-kind income	$22,047	$31,607

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2016
(In thousands, except share data)

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)		Cost	Fair Value (1)
Non-Controlled/Non-Affiliated Investments
Corporate Debt
Secured Debt
First Lien Secured Debt
First Lien Secured Debt (excluding Revolvers and Letters of Credit)
American Media, Inc. (16)	Advertising, Printing & Publishing	8.50% (1M L+750, 1.00% Floor)	8/24/20		$10,400	$10,115	$10,088
Aptevo Therapeutics Inc. (9)(16)(23)	Healthcare & Pharmaceuticals	8.13% (3M L+760)	2/1/21		8,571	8,576	8,483
Aptevo Therapeutics Inc., Unfunded Delayed Draw (8)(9)(16)(21)(23)	Healthcare & Pharmaceuticals	0.00% Unfunded	2/1/21		6,429	(29)	(66)
ChyronHego Corporation (18)	High Tech Industries	7.43% (3M L+643, 1.00% Floor)	3/9/20		36,553	36,000	35,822
Dodge Data & Analytics LLC	Business Services	9.75% (3M L+875, 1.00% Floor)	10/31/19		51,990	51,344	50,561
ECN Holding Company (Emergency Communications Network) (16)(18)	High Tech Industries	9.50% (3M L+850, 1.00% Floor)	6/12/21		11,109	10,980	10,940
ECN Holding Company (Emergency Communications Network) (16)(18)	High Tech Industries	9.50% (6M L+850, 1.00% Floor)	6/12/21		11,109	10,980	10,940
Garden Fresh Restaurant Corp. (16)	Hotel, Gaming, Leisure, Restaurants	10.50% (1M L+900, 1.50% Floor)	7/3/18		2,500	2,500	2,500
LabVantage Solutions Inc.	High Tech Industries	9.00% (3M L+800, 1.00% Floor)	12/29/20		14,625	14,244	14,333
LabVantage Solutions Limited (16)(17)	High Tech Industries	9.00% (3M E+800, 1.00% Floor)	12/29/20		€13,398	14,012	13,849
Magnetation, LLC (14)(26)	Metals & Mining	12.00% PIK	N/A		14,296	12,427	—
Maxus Capital Carbon SPE I, LLC	Chemicals, Plastics & Rubber	13.00%	12/31/18		59,305	59,305	51,391
My Alarm Center, LLC, Term Loan A (16)	Business Services	9.00% (1M L+800, 1.00% Floor)	1/9/19		28,035	28,036	28,035
My Alarm Center, LLC, Term Loan B (16)(23)	Business Services	9.00% (1M L+800, 1.00% Floor)	1/9/19		7,972	7,972	7,972
My Alarm Center, LLC, Term Loan B(16)(23)	Business Services	11.00% (P+700)	1/9/19		348	348	348
My Alarm Center, LLC, Unfunded Term Loan B (16)(21)(23)	Business Services	0.35% Unfunded	1/9/19		441	—	—
My Alarm Center, LLC, Term Loan C (16)(23)	Business Services	9.00% (1M L+800, 1.00% Floor)	1/9/19		3,115	3,115	3,115
My Alarm Center, LLC, Term Loan C (16)(23)	Business Services	11.00% (P+700)	1/9/19		439	439	439
My Alarm Center, LLC, Unfunded Term Loan C (16)(21)(23)	Business Services	0.35% Unfunded	1/9/19		558	—	—
Nextech Systems, LLC (18)	High Tech Industries	8.25% (3M L+725, 1.00% Floor)	6/22/21		21,857	21,367	21,419
Oxford Immunotec, Inc. (9)(16)(17)	Healthcare & Pharmaceuticals	8.22% (1M L+760)	10/1/21		9,750	9,726	9,724
Saba Software, Inc. (18)	High Tech Industries	9.75% (1M L+875, 1.00% Floor)	3/30/21		9,850	9,850	9,702
SCM Insurance Services, Inc. (17)	Business Services	9.25%	8/22/19	C$	39,480	33,293	24,559
Telestream Holdings Corporation (18)	High Tech Industries	7.77% (3M L+677, 1.00% Floor)	1/15/20		30,503	30,503	29,893
UniTek Global Services Inc. (16)	Telecommunications	8.50% (3M L+750, 1.00% Floor)	1/13/19		32,367	32,367	32,367
UniTek Global Services Inc. (16)	Telecommunications	9.50% (3M L+750 Cash plus 1.00% PIK, 1.00% Floor)	1/13/19		11,680	11,680	11,680
Total First Lien Secured Debt (excluding Revolvers and Letters of Credit)—25.8% (10)						$419,150	$388,094

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2016
(In thousands, except share data)

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)
Revolvers and Letters of Credit
Alliant Holdings Intermediate, LLC, Unfunded Revolver (8)(16)(21)(23)	Insurance	0.50% Unfunded	8/14/20	$14,813	$(1,236)	$(971)
Alliant Holdings Intermediate, LLC, Letter of Credit (8)(16)(23)	Insurance	3.375%	4/24/17	37	—	(2)
Alliant Holdings Intermediate, LLC, Letter of Credit (8)(16)(23)	Insurance	3.375%	5/4/17	8	—	(1)
Alliant Holdings Intermediate, LLC, Letter of Credit (8)(16)(23)	Insurance	3.375%	6/30/17	17	—	(1)
Alliant Holdings Intermediate, LLC, Letter of Credit (8)(16)(23)	Insurance	3.375%	7/29/17	80	—	(5)
Alliant Holdings Intermediate, LLC, Letter of Credit (8)(16)(23)	Insurance	3.375%	10/3/17	8	—	(1)
Alliant Holdings Intermediate, LLC, Letter of Credit (8)(16)(23)	Insurance	3.375%	11/30/17	37	—	(2)
American Media, Inc., Revolver (16)(23)	Advertising, Printing & Publishing	8.50% (1M L+750, 1.00% Floor)	8/24/20	1,067	1,067	1,035
American Media, Inc., Unfunded Revolver (8)(16)(21)(23)	Advertising, Printing & Publishing	0.50% Unfunded	8/24/20	505	(49)	(15)
American Media, Inc., Letter of Credit (8)(16)(23)	Advertising, Printing & Publishing	7.50%	8/24/20	206	—	(6)
Endologix, Inc., Unfunded Revolver (8)(9)(17)(21)(23)	Healthcare & Pharmaceuticals	0.50% Unfunded	7/29/20	5,000	(22)	(25)
LabVantage Solutions Limited, Unfunded Revolver (8)(16)(17)(21)(23)	High Tech Industries	0.50% Unfunded	12/29/20	€3,435	(96)	(72)
My Alarm Center, LLC, Revolver (16)(23)	Business Services	11.00% (P+700)	1/9/19	2,708	2,708	2,708
My Alarm Center, LLC, Unfunded Revolver (16)(21)(23)	Business Services	0.35% Unfunded	1/9/19	3,542	—	—
Oxford Immunotec, Inc., Unfunded Revolver (8)(9)(16)(17)(21)(23)	Healthcare & Pharmaceuticals	0.50% Unfunded	10/1/21	1,000	(5)	(5)
Tibco Software Inc., Unfunded Revolver (8)(21)(23)	High Tech Industries	0.50% Unfunded	12/5/19	6,000	(35)	(840)
TricorBraun Holdings, Inc., Revolver (9)(16)(23)	Containers, Packaging & Glass	5.75% (P+225)	11/30/21	998	998	993
TricorBraun Holdings, Inc., Unfunded Revolver (8)(9)(16)(21)(23)	Containers, Packaging & Glass	0.50% Unfunded	11/30/21	4,627	(497)	(20)
UniTek Global Services Inc., Unfunded Revolver (16)(21)(23)	Telecommunications	0.50% Unfunded	1/13/19	5,000	—	—
UniTek Global Services Inc., Letter of Credit (16)(23)	Telecommunications	7.50%	1/13/19	8,812	—	—
UniTek Global Services Inc., Letter of Credit (16)(23)	Telecommunications	7.50%	1/13/19	1,850	—	—
Wright Medical Group, Inc., Revolver (9)(16)(17)(23)	Healthcare & Pharmaceuticals	5.00% (1M L+425, 0.75% Floor)	12/23/21	10,000	10,000	9,900
Wright Medical Group, Inc., Unfunded Revolver (8)(9)(16)(17)(21)(23)	Healthcare & Pharmaceuticals	0.50% Unfunded	12/23/21	40,000	(478)	(400)
Total Revolvers and Letters of Credit—0.8% (10)					$12,355	$12,270
Total First Lien Secured Debt—26.6% (10)					$431,505	$400,364
Second Lien Secured Debt
1A Smart Start LLC	Consumer Services	9.50% (3M L+850, 1.00% Floor)	8/22/22	$35,000	$34,405	$34,422
Access CIG, LLC (16)	Business Services	9.75% (3M L+875, 1.00% Floor)	10/17/22	35,755	34,314	35,599
Access CIG, LLC (16)	Business Services	9.75% (3M L+875, 1.00% Floor)	10/17/22	15,215	14,676	15,148

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2016
(In thousands, except share data)

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)		Cost	Fair Value (1)
Active Network, LLC	Business Services	10.50% (3M L+950, 1.00% Floor)	11/15/21		$16,225	$16,074	$16,022
A-L Parent LLC	Advertising, Printing & Publishing	8.25% (3M L+725, 1.00% Floor)	12/2/24		10,048	9,948	10,123
Appriss Holdings, Inc.	Business Services	10.25% (3M L+925, 1.00% Floor)	5/21/21		23,309	23,044	23,309
Aptean, Inc.	Business Services	10.50% (3M L+950, 1.00% Floor)	12/20/23		9,548	9,404	9,530
Armor Holding II LLC	Diversified Investment Vehicles, Banking, Finance, Real Estate	10.25% (3M L+900, 1.25% Floor)	12/26/20		8,000	7,900	8,030
Asurion Corporation	Insurance	8.50% (3M L+750, 1.00% Floor)	3/3/21		39,590	39,394	40,357
BioClinica Holding I, LP	Healthcare & Pharmaceuticals	9.25% (3M L+825, 1.00% Floor)	10/21/24		24,612	24,128	24,504
Confie Seguros Holding II Co.	Insurance	10.25% (1M L+900, 1.25% Floor)	5/8/19		22,344	22,269	22,232
Elements Behavioral Health, Inc.	Healthcare & Pharmaceuticals	13.00% (3M L+1200 PIK, 1.00% Floor)	2/11/20		10,832	10,777	8,666
Garden Fresh Restaurant Corp. (14)(16)	Hotel, Gaming, Leisure, Restaurants	7.75% (3M L+625 PIK, 1.50% Floor)	1/1/19		9,466	7,746	—
Garden Fresh Restaurant Corp. (14)(16)	Hotel, Gaming, Leisure, Restaurants	15.00% (3M L+1350 PIK, 1.50% Floor)	1/1/19		51,902	45,904	—
GCA Services Group, Inc.	Business Services	10.00% (3M L+900, 1.00% Floor)	3/1/24		10,000	9,767	9,950
Grocery Outlet, Inc.	Food & Grocery	9.25% (3M L+825, 1.00% Floor)	10/21/22		25,000	24,703	25,063
Infiltrator Systems Integrated, LLC	Manufacturing, Capital Equipment	9.75% (3M L+875, 1.00% Floor)	5/26/23		13,889	13,651	13,958
Institutional Shareholder Services, Inc.	Business Services	9.50% (3M L+850, 1.00% Floor)	4/30/22		8,232	8,159	8,149
K&N Parent, Inc.	Automotive	9.75% (3M L+875, 1.00% Floor)	10/21/24		30,000	29,407	29,775
Lanai Holdings III, Inc.	Healthcare & Pharmaceuticals	9.50% (3M L+850, 1.00% Floor)	8/28/23		17,391	16,892	16,870
Landslide Holdings, Inc.	Business Services	9.50% (3M L+850, 1.00% Floor)	9/21/23		18,510	18,152	18,880
Ministry Brands, LLC (16)(23)	Business Services	10.25% (3M L+925, 1.00% Floor)	6/2/23		7,840	7,724	7,720
Ministry Brands, LLC, Unfunded Delayed Draw (8)(16)(21)(23)	Business Services	5.63% Unfunded (3ML+463, 1.00% Floor)	6/2/23		2,160	(32)	(33)
MSC Software Corp. (17)	High Tech Industries	8.50% (3M L+750, 1.00% Floor)	5/31/21		13,448	13,355	13,465
MW Industries, Inc.	Manufacturing, Capital Equipment	10.25% (3M L+925, 1.00% Floor)	12/28/20		20,000	19,546	19,900
PAE Holding Corporation	Aerospace & Defense	10.50% (3M L+950, 1.00% Floor)	10/20/23		22,026	21,269	22,411
PetVet Care Centers, LLC	Healthcare & Pharmaceuticals	9.50% (3M L+850, 1.00% Floor)	6/17/21		13,500	13,098	13,297
Poseidon Merger Sub, Inc.	Business Services	9.50% (3M L+850, 1.00% Floor)	8/15/23		18,000	17,551	17,820
Power Products, LLC (9)	Manufacturing, Capital Equipment	10.00% (3M L+900, 1.00% Floor)	12/20/23		37,500	36,194	36,844
River Cree Enterprises LP (11)(17)	Hotel, Gaming, Leisure, Restaurants	11.00%	1/20/21	C$	19,000	17,913	14,133

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2016
(In thousands, except share data)

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)
Sequential Brands Group, Inc. (17)	Consumer Goods – Durable	9.63% (1M L+900)	7/1/22	$17,600	$17,397	$17,330
SiTV, Inc. (11)	Broadcasting & Subscription	10.375%	7/1/19	2,219	2,219	1,354
SMG	Hotel, Gaming, Leisure, Restaurants	9.25% (3M L+825, 1.00% Floor)	2/27/21	19,649	19,649	19,600
Sprint Industrial Holdings, LLC	Containers, Packaging & Glass	11.25% (3M L+1000, 1.25% Floor)	11/14/19	16,163	15,627	8,647
Sterling Holdings Ultimate Parent, Inc.	Business Services	9.25% (3M L+825, 1.00% Floor)	6/19/23	20,000	19,819	20,000
STG-Fairway Acquisitions, Inc.	Business Services	10.25% (3M L+925, 1.00% Floor)	6/30/23	15,000	14,675	14,100
TMK Hawk Parent, Corp.	Transportation – Cargo, Distribution	8.50% (3M L+750, 1.00% Floor)	10/1/22	34,000	33,735	33,830
Velocity Technology Solutions, Inc.	Business Services	9.50% (3M L+825, 1.25% Floor)	9/28/20	16,500	16,286	16,088
Wave Holdco Merger Sub, Inc.	Telecommunications	10.25% (3M L+925, 1.00% Floor)	5/27/23	10,000	9,761	9,826
Total Second Lien Secured Debt—43.6% (10)					$716,500	$656,919
Total Secured Debt—70.2% (10)					$1,148,005	$1,057,283
Unsecured Debt
American Tire Distributors, Inc. (11)	Transportation – Cargo, Distribution	10.25%	3/1/22	$14,741	$14,811	$14,133
Canacol Energy Ltd. (17)	Energy – Oil & Gas	9.50% (3M L+850, 1.00% Floor)	12/31/19	75,000	73,694	73,500
Flex Acquisition Company, Inc.	Containers, Packaging & Glass	8.00% (3M L+700, 1.00% Floor)	12/29/17	12,777	12,714	12,713
Lonestar Intermediate Super Holdings, LLC	Insurance	10.00% (1M L+900 Cash (1M L+975 PIK Toggle), 1.00% Floor)	8/31/21	4,865	4,819	5,034
Sorenson Holdings, LLC (11)	Consumer Goods – Durable	13.85% Cash (13.85% PIK Toggle)	10/31/21	52	35	48
U.S. Security Associates Holdings, Inc.	Business Services	11.00%	7/28/18	135,000	135,000	135,000
UniTek Global Services Inc. (16)	Telecommunications	15.00% PIK	7/13/19	8,231	8,231	8,355
Total Unsecured Debt—16.5% (10)					$249,304	$248,783
Total Corporate Debt—86.7% (10)					$1,397,309	$1,306,066
Structured Products and Other
Asset Repackaging Trust Six B.V. (11)(17)(19)	Utilities – Electric	13.11%	5/18/27	$58,411	$25,548	$30,894
Craft 2013-1, Credit-Linked Note (11)(16)(17)	Diversified Investment Vehicles, Banking, Finance, Real Estate	10.13% (3M L+925)	4/17/22	25,000	25,020	24,750
Craft 2013-1, Credit-Linked Note (16)(17)	Diversified Investment Vehicles, Banking, Finance, Real Estate	10.13% (3M L+925)	4/17/22	7,625	7,700	7,549
Craft 2014-1A, Credit-Linked Note (11)(17)	Diversified Investment Vehicles, Banking, Finance, Real Estate	10.55% (3M L+965)	5/15/21	42,500	42,375	41,650
Craft 2015-2, Credit-Linked Note (11)(17)	Diversified Investment Vehicles, Banking, Finance, Real Estate	10.13% (3M L+925)	1/16/24	26,000	25,833	24,960
NXT Capital CLO 2014-1, LLC, Class E Notes (11)(17)	Diversified Investment Vehicles, Banking, Finance, Real Estate	6.38% (3M L+550)	4/23/26	5,000	4,708	4,324
Total Structured Products and Other—8.9% (10)					$131,184	$134,127

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2016
(In thousands, except share data)

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)
Equity
Preferred Equity				Shares
Delta Career Education Corporation, Super Senior Preferred Stock A (13)	Education	N/A	N/A	7,812	$7,049	$—
Delta Career Education Corporation, Super Senior Preferred Stock B (13)	Education	N/A	N/A	10,585	8,788	—
Delta Career Education Corporation, Super Senior Preferred Stock C (13)	Education	N/A	N/A	23,769	20,665	—
Gryphon Colleges Corp., Preferred Stock (13)(14)	Education	12.50% PIK	N/A	332,500	6,863	—
Gryphon Colleges Corp., Preferred Stock (13)(14)	Education	13.50% PIK	N/A	12,360	27,686	—
Sungevity Inc., Series D Preferred Stock (13)	Energy – Electricity	N/A	N/A	114,678,899	4,408	4,393
Total Preferred Equity—0.3% (10)					$75,459	$4,393
Common Equity/Interests				Shares
Accelerate Parent Corp., Common Stock (13)	Transportation – Cargo, Distribution	N/A	N/A	1,664,046	$1,714	$1,270
Clothesline Holdings, Inc., Common Stock (13)	Healthcare & Pharmaceuticals	N/A	N/A	6,000	6,000	—
Garden Fresh Restaurant Holdings, LLC, Common Stock (13)	Hotel, Gaming, Leisure, Restaurants	N/A	N/A	50,000	5,000	—
Gryphon Colleges Corp., Common Stock (13)	Education	N/A	N/A	17,500	175	—
Skyline Data, News and Analytics LLC, Class A Common Unit (13)	Business Services	N/A	N/A	4,500,000	4,500	4,500
Sorenson Holdings, LLC, Membership Interests (13)	Consumer Goods – Durable	N/A	N/A	587	—	135
Total Common Equity/Interests—0.4% (10)					$17,389	$5,905
Warrants				Warrants
Gryphon Colleges Corp., Class A-1 Preferred Stock Warrants (13)	Education	N/A	N/A	45,947	$460	$—
Gryphon Colleges Corp., Class B-1 Preferred Stock Warrants (13)	Education	N/A	N/A	104,314	1,043	—
Gryphon Colleges Corp., Common Stock Warrants (13)	Education	N/A	N/A	9,820	98	—
Total Warrants—0.0% (10)					$1,601	$—
Total Equity— 0.7% (10)					$94,449	$10,298
Total Non-Controlled/Non-Affiliated Investments—96.3% (10)					$1,622,942	$1,450,491

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2016
(In thousands, except share data)

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)
Non-Controlled/Affiliated Investments (4)
Corporate Debt
Secured Debt
First Lien Secured Debt
Pelican Energy, LLC (14)(17)	Energy – Oil & Gas	10.00% PIK Toggle (10.00% Cash)	12/31/18	$30,373	$26,665	$15,155
Solarplicity Group Limited (3)(17)	Energy – Electricity	12.50% PIK Toggle (12.50% cash)	11/30/22	£134,565	196,003	152,601
Total First Lien Secured Debt—11.1% (10)					$222,668	$167,756
Total Secured Debt—11.1% (10)					$222,668	$167,756
Unsecured Debt
Venoco, Inc.	Energy – Oil & Gas	10.00% PIK	7/25/17	$338	$338	$338
Total Unsecured Debt—0.0% (10)					$338	$338
Total Corporate Debt—11.1% (10)					$223,006	$168,094
Structured Products and Other
Golden Bear 2016-R, LLC, Membership Interests (3)(17)	Diversified Investment Vehicles, Banking, Finance, Real Estate	N/A	9/20/42	N/A	$16,352	$16,352
Ivy Hill Middle Market Credit Fund IX, Ltd., Subordinated Notes (3)(11)(17)(22)	Diversified Investment Vehicles, Banking, Finance, Real Estate	13.34%	10/18/25	$12,500	9,377	9,595
Ivy Hill Middle Market Credit Fund X, Ltd., Subordinated Notes (3)(11)(17)(22)	Diversified Investment Vehicles, Banking, Finance, Real Estate	11.25%	7/18/27	14,000	11,322	10,634
MCF CLO III, LLC, Class E Notes (3)(11)(17)	Diversified Investment Vehicles, Banking, Finance, Real Estate	5.33% (3M L+445)	1/20/24	12,750	11,661	10,644
MCF CLO III, LLC, Membership Interests (3)(11)(17)(22)	Diversified Investment Vehicles, Banking, Finance, Real Estate	20.40%	1/20/24	41,900	32,072	36,396
Total Structured Products and Other—5.6% (10)					$80,784	$83,621

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2016
(In thousands, except share data)

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)
Equity
Preferred Equity				Shares
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series B Preferred Stock (13)	Energy – Electricity	N/A	N/A	1,505,868	$8,343	$20,459
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series D Preferred Stock (13)	Energy – Electricity	N/A	N/A	436,689	5,568	5,933
Total Preferred Equity—1.8% (10)					$13,911	$26,392
Common Equity/Interests				Shares
AIC SPV Holdings I, LLC, Membership Interests (15)(17)(23)	Diversified Investment Vehicles, Banking, Finance, Real Estate	N/A	N/A	N/A	$68,861	$25,987
AMP Solar Group, Inc., Class A Common Unit (13)(17)	Energy – Electricity	N/A	N/A	243,646	10,000	4,690
LVI Group Investments, LLC, Common Units (3)(13)	Environmental Industries	N/A	N/A	212,460	17,505	10,257
Pelican Energy, LLC, Membership Interests (13)(17)	Energy – Oil & Gas	N/A	N/A	1,228	1,099	—
Solarplicity Group Limited, Common Shares (2)(3)(13)(17)(27)	Energy – Electricity	N/A	N/A	2,825	2,471	—
Venoco, Inc., LLC Units (13)	Energy – Oil & Gas	N/A	N/A	192,177	40,517	10,736
Total Common Equity/Interests—3.4% (10)					$140,453	$51,670
Warrants				Warrants
Venoco, Inc., Series A Warrants (13)	Energy – Oil & Gas	N/A	N/A	23,125	$48,170	$376
Total Warrants—0.0% (10)					$48,170	$376
Total Equity—5.2% (10)					$202,534	$78,438
Total Non-Controlled/Affiliated Investments—21.9% (10)					$506,324	$330,153

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2016
(In thousands, except share data)

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)
Controlled Investments (5)
Corporate Debt
Secured Debt
First Lien Secured Debt
First Lien Secured Debt (excluding Revolvers and Letters of Credit)
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.) (16)(23)	Energy – Oil & Gas	8.00% Cash (10.00% PIK Toggle)	3/29/19	$10,000	$10,000	$10,000
SHD Oil & Gas, LLC, Tranche A Note (16)	Energy – Oil & Gas	14.00% (8.00% Cash plus 6.00% PIK)	12/31/19	40,000	40,000	40,000
SHD Oil & Gas, LLC, Tranche B Note (14)(16)	Energy – Oil & Gas	14.00% PIK	12/31/19	60,531	44,380	28,937
SHD Oil & Gas, LLC, Tranche C Note (16)(23)	Energy – Oil & Gas	12.00%	12/31/19	6,750	6,750	6,750
SHD Oil & Gas, LLC, Unfunded Tranche C Note (16)(21)(23)	Energy – Oil & Gas	0.00% Unfunded	12/31/19	11,250	—	—
Total First Lien Secured Debt (excluding Revolvers and Letters of Credit)—5.7% (10)					$101,130	$85,687
Revolvers and Letters of Credit
Dynamic Product Tankers, LLC, Letter of Credit (17)(23)	Transportation – Cargo, Distribution	2.25%	9/20/17	$2,250	$—	$—
Merx Aviation Finance, LLC, Revolver (16)(23)	Aviation and Consumer Transport	12.00%	10/31/18	399,084	399,083	399,084
Merx Aviation Finance, LLC, Letter of Credit (16)(23)	Aviation and Consumer Transport	2.25%	7/13/17	177	—	—
Merx Aviation Finance Assets Ireland Limited, Letter of Credit (16)(23)	Aviation and Consumer Transport	2.25%	9/30/17	1,800	—	—
Merx Aviation Finance Assets Ireland Limited, Letter of Credit (16)(23)	Aviation and Consumer Transport	2.25%	9/30/17	1,800	—	—
Total Revolvers and Letters of Credit—26.5% (10)					$399,083	$399,084
Total First Lien Secured Debt—32.2% (10)					$500,213	$484,771
Second Lien Secured Debt
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.) (16)	Energy – Oil & Gas	10.00% PIK Toggle (8.00% Cash)	3/29/21	$26,939	$26,939	$26,939
Total Second Lien Secured Debt—1.8% (10)					$26,939	$26,939
Total Secured Debt—34.0% (10)					$527,152	$511,710
Total Corporate Debt—34.0% (10)					$527,152	$511,710
Equity
Common Equity/Interests				Shares
Dynamic Product Tankers, LLC, Class A Units (17)(24)	Transportation – Cargo, Distribution	N/A	N/A	N/A	$48,106	$43,790
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Common Stock (13)	Energy – Oil & Gas	N/A	N/A	5,000,000	30,078	24,726
Merx Aviation Finance, LLC, Membership Interests	Aviation and Consumer Transport	N/A	N/A	N/A	56,505	82,610
MSEA Tankers LLC, Class A Units (17)(25)	Transportation – Cargo, Distribution	N/A	N/A	N/A	84,500	82,853
SHD Oil & Gas, LLC, Series A Units (13)	Energy – Oil & Gas	N/A	N/A	7,600,000	1,412	—
Total Common Equity/Interests—15.5% (10)					$220,601	$233,979
Total Equity—15.5% (10)					$220,601	$233,979
Total Controlled Investments—49.5% (10)					$747,753	$745,689

Total Investments—167.7% (6)(7)(10)					$2,877,019	$2,526,333

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2016
(In thousands, except share data)

Counterparty	Instrument	Exercise Price	Maturity Date	Notional Amount (12)	Cost (Proceeds)	Fair Value (1)
Derivative Assets
Purchased Put Options
CME Group	WTI Crude Oil Put Options	$37.00	1/31/2017 - 12/31/2017	$18,204	$688	$159
CME Group	WTI Crude Oil Put Options	$42.50	1/31/2017 - 12/31/2017	20,910	810	375
CME Group	WTI Crude Oil Put Options	$45.50	1/31/2017 - 12/31/2017	22,386	1,009	562
CME Group	WTI Crude Oil Put Options	$47.50	1/31/2017 - 12/31/2017	23,370	1,009	724
Total Purchased Put Options—0.1% (10)					$3,516	$1,820
Credit Default Swaps
JPMorgan Chase Bank, N.A.	Deutsche Bank Aktiengesellschaft Credit Default Swap	N/A	3/20/17	€45,000	$879	$90
Total Credit Default Swaps—0.0% (10)					$879	$90
Total Derivative Assets—0.1% (10)					$4,395	$1,910
Derivative Liabilities
Written Call Options
CME Group	WTI Crude Oil Call Options	$60.00	1/31/2017 - 12/31/2017	$(118,080)	$(3,555)	$(5,117)
Total Written Call Options—(0.3)% (10)					$(3,555)	$(5,117)
Total Derivative Liabilities—(0.3)% (10)					$(3,555)	$(5,117)
_________________

(1)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (Note 2).

(2)	Solarplicity Group Limited is a GBP denominated equity investment.

(3)
Denotes investments in which the Company owns greater than 25% of the equity, where the governing documents of each entity preclude the Company from exercising a controlling influence over the management or policies of such entity. The Company does not have the right to elect or appoint more than 25% of the directors or another party has the right to elect or appoint more directors than the Company and has the right to appoint certain members of senior management. Therefore, the Company has determined that these entities are not controlled affiliates. As of December 31, 2016, we had a 100%, 32%, 32%, 36%, 98% and 28% equity ownership interest in Golden Bear 2016-R, LLC; Ivy Hill Middle Market Credit Fund IX, Ltd.; Ivy Hill Middle Market Credit Fund X, Ltd.; LVI Group Investments, LLC; MCF CLO III, LLC; and Solarplicity Group Limited, respectively.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2016
(In thousands, except share data)

(4)
Denotes investments in which we are an “Affiliated Person,” as defined in the 1940 Act, due to holding the power to vote or owning 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of March 31, 2016 and December 31, 2016 along with transactions during the nine months ended December 31, 2016 in these Affiliated investments are as follows:

Name of Issue	Fair Value at March 31, 2016	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at December 31, 2016	Net Realized Gains (Losses)	Interest/Dividend/Other Income
AIC SPV Holdings I, LLC, Membership Interests	$—	$68,861	$—	$(42,874)	$25,987	$—	$405
AMP Solar Group, Inc., Class A Common Unit	—	7,022	—	(2,332)	4,690	—	—
Generation Brands Holdings, Inc., Basic Common Stock	9,712	1	—	(9,713)	—	10,155	—
Generation Brands Holdings, Inc., Series 2L Common Stock	39,572	—	(11,242)	(28,330)	—	29,963	—
Generation Brands Holdings, Inc., Series H Common Stock	8,087	—	(2,298)	(5,789)	—	6,123	—
Golden Bear 2016-R, LLC, Membership Interests	—	16,352	—	—	16,352	—	—
Golden Bear Warehouse LLC, Membership Interests	49,617	27,777	(60,685)	(16,709)	—	34,216	3,020
Highbridge Loan Management 3-2014, Ltd., Subordinated Notes	4,975	—	(5,547)	572	—	(75)	113
Ivy Hill Middle Market Credit Fund IX, Ltd., Subordinated Notes	9,717	—	(804)	682	9,595	—	1,113
Ivy Hill Middle Market Credit Fund X, Ltd., Subordinated Notes	10,722	—	(968)	880	10,634	—	1,147
Jamestown CLO I Ltd., Subordinated Notes	380	—	(2,875)	2,495	—	(1,448)	—
LVI Group Investments, LLC, Common Units	21,486	—	—	(11,229)	10,257	—	44
MCF CLO I, LLC, Membership Interests	33,145	—	(33,268)	123	—	2,113	3,374
MCF CLO III, LLC, Class E Notes	10,073	90	—	481	10,644	—	594
MCF CLO III, LLC, Membership Interests	31,180	—	(2,629)	7,845	36,396	—	3,571
Pelican Energy, LLC, First Lien Term Loan	17,500	—	(143)	(2,202)	15,155	—	—
Pelican Energy, LLC, Membership Interests	—	—	—	—	—	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series B Preferred Stock	20,459	—	—	—	20,459	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series D Preferred Stock	5,933	—	—	—	5,933	—	—
Solarplicity Group Limited, First Lien Term Loan	—	152,601	—	—	152,601	—	—
Solarplicity Group Limited, Common Shares	—	—	—	—	—	—	—
Venoco, Inc., Unsecured Debt	—	338	—	—	338	—	15
Venoco, Inc., LLC Units	—	40,518	—	(29,782)	10,736	—	—
Venoco, Inc., Series A Warrants	—	48,170	—	(47,794)	376	—	—
	$272,558	$361,730	$(120,459)	$(183,676)	$330,153	$81,047	$13,396
____________________
● Gross additions includes increases in the basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
■ Gross reductions include decreases in the basis of investments resulting from principal collections related to investment repayments or sales, the amortization of premiums, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2016
(In thousands, except share data)

(5)
Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Fair value as of March 31, 2016 and December 31, 2016 along with transactions during the nine months ended December 31, 2016 in these Controlled investments are as follows:

Name of Issue	Fair Value at March 31, 2016	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Losses	Fair Value at December 31, 2016	Net Realized Losses	Interest/Dividend/Other Income
Dynamic Product Tankers, LLC, Letter of Credit	$—	$—	$—	$—	$—	$—	$13
Dynamic Product Tankers, LLC, Class A Units	48,264	—	—	(4,474)	43,790	—	1,200
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), First Lien Term Loan	—	10,000	—	—	10,000	—	272
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Second Lien Term Loan	25,000	1,939	—	—	26,939	—	1,940
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Common Stock	30,078	—	—	(5,352)	24,726	—	—
Merx Aviation Finance, LLC, Revolver	403,084	11,000	(15,000)	—	399,084	—	36,455
Merx Aviation Finance, LLC, Letter of Credit	—	—	—	—	—	—	(9)
Merx Aviation Finance Assets Ireland Limited, Letter of Credit	—	—	—	—	—	—	31
Merx Aviation Finance Assets Ireland Limited, Letter of Credit	—	—	—	—	—	—	3
Merx Aviation Finance, LLC, Membership Interests	93,714	—	(7,750)	(3,354)	82,610	—	7,000
MSEA Tankers LLC, Class A Units	84,138	—	(501)	(784)	82,853	—	5,650
SHD Oil & Gas, LLC, Tranche A Note	—	40,000	—	—	40,000	—	391
SHD Oil & Gas, LLC, Tranche B Note	—	28,937	—	—	28,937	—	—
SHD Oil & Gas, LLC, Tranche C Note	—	6,750	—	—	6,750	—	61
SHD Oil & Gas, LLC, Unfunded Tranche C Note	—	—	—	—	—	—	—
SHD Oil & Gas, LLC, Series A Units	—	—	—	—	—	—	—
Solarplicity Group Limited, First lien Term Loan	163,034	41,732	(169,365)	(35,401)	—	(2,173)	14,228
Solarplicity Group Limited, Class B Common Shares	6,665	—	—	(6,665)	—	—	—
	$853,977	$140,358	$(192,616)	$(56,030)	$745,689	$(2,173)	$67,235
____________________
● Gross additions includes increases in the basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
■ Gross reductions include decreases in the basis of investments resulting from principal collections related to investment repayments or sales, the amortization of premiums, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

As of December 31, 2016, the Company had a 85%, 49%, 100%, 98% and 38% equity ownership interest in Dynamic Product Tankers, LLC; Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.); Merx Aviation Finance, LLC; MSEA Tankers, LLC; and SHD Oil & Gas, LLC, respectively.

(6)	Aggregate gross unrealized gain and loss for federal income tax purposes is $181,932 and $491,766, respectively. Net unrealized loss is $309,835 based on a tax cost of $2,836,167.

(7)
Substantially all securities are pledged as collateral to our multi-currency revolving credit facility (the “Senior Secured Facility” as defined in Note 8). As such, these securities are not available as collateral to our general creditors.

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
December 31, 2016
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

(17)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of December 31, 2016, non-qualifying assets represented approximately 27.4% of the total assets of the Company.

(18)	In addition to the interest earned based on the stated rate of this loan, the Company may be entitled to receive additional interest as a result of its arrangement with other lenders in a syndication.

(19)	This investment represents a leveraged subordinated interest in a trust that holds one foreign currency denominated bond and a derivative instrument.

(20)
Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread. The borrower has an option to choose the benchmark rate, such as the London Interbank Offered Rate (“LIBOR”), the Euro Interbank Offered Rate (“EURIBOR”), the federal funds rate or the prime rate. The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to 30-day, 90-day, 180-day or 360-day LIBOR rates (1M L, 3M L, 6M L or 12M L, respectively), and EURIBOR loans are typically indexed to 90-day EURIBOR rates (3M E), at the borrower’s option. LIBOR and EURIBOR loans may be subject to interest floors. As of December 31, 2016, rates for 1M L, 3M L, 6M L, 12M L, 3M E, and prime are 0.77%, 1.00%, 1.32%, 1.69%, (0.32%), and 3.75%, respectively.

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

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2016
(In thousands, except share data)

(23)
As of December 31, 2016, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 10 to the financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Portfolio Company	Total Commitment	Drawn Commitment	Letters of Credit	Undrawn Commitment
AIC SPV Holdings I, LLC	$8,751	$4,259	$—	$4,492
Alliant Holdings Intermediate, LLC	15,000	—	187	14,813
American Media, Inc.	1,778	1,067	206	505
Aptevo Therapeutics Inc.	15,000	8,571	—	6,429
Dynamic Product Tankers, LLC	2,250	—	2,250	—
Endologix, Inc.	5,000	—	—	5,000
LabVantage Solutions Limited	3,624	—	—	3,624
Merx Aviation Finance, LLC	177	—	177	—
Merx Aviation Finance Assets Ireland Limited	3,600	—	3,600	—
Ministry Brands, LLC	10,000	7,840	—	2,160
My Alarm Center, LLC	19,123	14,582	—	4,541
Oxford Immunotec, Inc.	1,000	—	—	1,000
SHD Oil & Gas, LLC	18,000	6,750	—	11,250
Tibco Software Inc.	6,000	—	—	6,000
TricorBraun Holdings, Inc.	5,625	998	—	4,627
UniTek Global Services Inc.	15,662	—	10,662	5,000
Wright Medical Group, Inc.	50,000	10,000	—	40,000
Total Commitments	$180,590	$54,067	$17,082	$109,441

(24)
As of December 31, 2016, Dynamic Product Tankers, LLC had various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-3 units which are identical except that Class A-1 unit is voting and Class A-3 unit is non-voting. The units entitle the Company to appoint three out of five managers to the board of managers.

(25)
As of December 31, 2016, MSEA Tankers, LLC had various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-2 units which are identical except that Class A-1 unit is voting and Class A-2 unit is non-voting. The units entitle the Company to appoint two out of three managers to the board of managers.

(26)
As of December 31, 2016, Magnetation, LLC was in the process of being restructured and the maturity date of the secured debt position had passed. A new credit agreement is in the process of being executed.

(27)	As of December 31, 2016, the Company holds two classes of shares in Solarplicity Group Limited. The Company holds 434 shares of Class A shares (non-voting) and 2,391 shares of Class B (voting).

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2016
(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of December 31, 2016
Aviation and Consumer Transport	19.1%
Business Services	18.6%
Energy – Oil & Gas	9.4%
Diversified Investment Vehicles, Banking, Finance, Real Estate	8.7%
Energy – Electricity	7.4%
Transportation – Cargo, Distribution	7.0%
High Tech Industries	6.3%
Healthcare & Pharmaceuticals	3.6%
Manufacturing, Capital Equipment	2.8%
Insurance	2.6%
Telecommunications	2.5%
Chemicals, Plastics & Rubber	2.0%
Hotel, Gaming, Leisure, Restaurants	1.4%
Consumer Services	1.4%
Utilities – Electric	1.2%
Automotive	1.2%
Food & Grocery	1.0%
Aerospace & Defense	0.9%
Containers, Packaging & Glass	0.9%
Advertising, Printing & Publishing	0.8%
Consumer Goods – Durable	0.7%
Environmental Industries	0.4%
Broadcasting & Subscription	0.1%
Education	0.0%
Metals & Mining	0.0%
Total Investments	100.0%

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

(7)
Substantially all securities are pledged as collateral to our multi-currency revolving credit facility (the “Senior Secured Facility” as defined in Note 8). As such, these securities are not available as collateral to our general creditors.

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

(23)
As of March 31, 2016, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 10 to the financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share and per share data)

Note 1. Organization
Apollo Investment Corporation (the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” or “our”), a Maryland corporation incorporated on February 2, 2004, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We commenced operations on April 8, 2004 receiving net proceeds of $870,000 from our initial public offering by selling 62 million shares of common stock at a price of $15.00 per share. Since then, and through December 31, 2016, we have raised approximately $2,210,067 in net proceeds from additional offerings of common stock and repurchased common stock for $100,356.
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
Under the 1940 Act, ASC 946, and the regulations pursuant to Article 6 of Regulation S-X, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit us. Consequently, as of December 31, 2016, the Company consolidated some special purposes entities. These special purposes entities only hold investments of the Company and have no other significant asset and liabilities. All significant intercompany transactions and balances have been eliminated in consolidation
These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended March 31, 2016.
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
Cash and cash equivalents are carried at cost which approximates fair value. There were no cash equivalents held as of December 31, 2016 and March 31, 2016.
Restricted Cash
Restricted cash represents cash held by our counterparty as collateral against our derivative instruments until such contracts mature or are settled upon per agreement of buyer and seller of the contract. In accordance with Accounting Standards Update No. 2016-18, Statement of Cash Flows: Restricted Cash, the statements of cash flow outlines the changes in cash, including both restricted and unrestricted cash, cash equivalents and foreign currencies.
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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. During the nine months ended December 31, 2016, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.
Derivative Instruments
The Company recognizes all derivative instruments as assets or liabilities at fair value in its financial statements. Derivative contracts entered into by the Company are not designated as hedging instruments, and as a result the Company presents changes in fair value through current period earnings.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

Derivative instruments are measured in terms of the notional contract amount and derive their value based upon one or more underlying instruments. Derivative instruments are subject to various risks similar to non-derivative instruments including market, credit, liquidity, and operational risks. The Company manages these risks on an aggregate basis as part of its risk management process. The derivatives may require the Company to pay or receive an upfront fee or premium. These upfront fees or premiums are carried forward as cost or proceeds to the derivatives.
Exchange-traded derivatives which include put and call options are valued based on the last reported sales price on the date of valuation. Over The Counter (“OTC”) derivatives, including credit default swaps, are valued by the Investment Adviser using quotations from counterparties. In instances where models are used, the value of the OTC derivative is derived from the contractual terms of, and specific risks inherent in, the instrument as well as the availability and reliability of observable inputs, such as credit spreads.
Offsetting Assets and Liabilities
The Company has elected not to offset cash collateral against the fair value of derivative contracts. The fair values of these derivatives are presented on a gross basis, even when derivatives are subject to master netting agreements. The Company’s disclosures regarding offsetting are discussed in Note 7.
Valuation of Other Financial Assets and Financial Liabilities
ASC 825, Financial Instruments, permits an entity to choose, at specified election dates, to measure certain assets and liabilities at fair value (the “Fair Value Option”). We have not elected the Fair Value Option to report selected financial assets and financial liabilities. Debt issued by the Company is reported at amortized cost (see Note 8). The carrying value of all other financial assets and liabilities approximates fair value due to their short maturities or their close proximity of the originations to the measurement date.
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
The Company records origination and other expenses related to its debt obligations as deferred financing costs. The deferred financing cost for all outstanding debt is presented as a direct deduction from the carrying amount of the related debt liability, except that incurred under the Senior Secured Facility (as defined in Note 8), which the Company presents as an asset on the Statements of Assets and Liabilities. These expenses are deferred and amortized as part of interest expense using the straight-line method over the stated life of the obligation which approximates the effective yield method.
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
Dividends and Distributions
Dividends and distributions to common shareholders are recorded as of the ex-dividend date. The amount to be paid out as a distribution is determined by the Board of Directors each quarter. Net realized capital gains, if any, are generally distributed or deemed distributed at least annually.
Share Repurchases
In connection with the Company’s share repurchase program, the cost of shares repurchased is charged to net assets on the trade date.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

Federal and State Income Taxes
We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its shareholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its shareholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to shareholders through December 31, 2016 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ending March 31, 2017. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to shareholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.
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
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of December 31, 2016, there were no uncertain tax positions. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2013 remain subject to examination by the Internal Revenue Service.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

Accounting Standards Adopted in Fiscal Year 2017
In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). This guidance refers to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new guidance requires that management evaluate each annual and interim reporting period whether conditions exist that give rise to substantial doubt about the entity’s ability to continue as a going concern within one year from the financial statement issuance date, and if so, provide related disclosures. Substantial doubt exists when conditions and events, considered in the aggregate, indicate that it is probable that a company will be unable to meet its obligations as they become due within one year after the financial statement issuance date. The new guidance applies to all companies. The guidance is effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The adoption of this guidance did not have an impact on the financial statements of the Company.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability (i.e., versus being capitalized as an asset and amortized as required under previous guidance), consistent with the presentation of debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance (i.e., debt issuance costs will continue to be amortized as an increase to interest expense). In addition, in August 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest (Subtopic 835-30) (“ASU 2015-15”). This guidance reiterates that the Securities and Exchange Commission (the “SEC”) would not object to an entity deferring and presenting debt issuance costs related to a line of credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings. ASU 2015-03 and ASU 2015-15 are effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015. As of April 1, 2016, the Company adopted ASU 2015-03 and ASU 2015-15 to simplify the presentation of debt issuance costs for all outstanding debt, except that incurred under our Senior Secured Facility (as defined in Note 8), which the Company will continue to present as an asset on our Statements of Assets and Liabilities. The balance sheet as of March 31, 2016 has been adjusted to apply the change in accounting principle retrospectively. The debt issuance cost that is now presented as a reduction from the carrying value of the related debt as of March 31, 2016 is $14,649. The adoption of ASU 2015-03 and 2015-15 had no material impact on the Company’s net asset value, results of operations or cash flows.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash (“ASU 2016-18”) guidance to reduce diversity in practice in the classification and presentation of changes in restricted cash on the statement of cash flows, (“ASU 2016-18”). The new guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash. As a result, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning and ending total amounts shown on the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The adoption of ASU 2016-18 had no material impact on Company’s financial statements.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

Recent Accounting Pronouncements
In May 2014, the FASB issued guidance to establish a comprehensive and converged standard on revenue recognition to enable financial statement users to better understand and consistently analyze an entity’s revenue across industries, transactions, and geographies. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As such, this new guidance could impact the timing of revenue recognition. The new guidance also requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The new guidance will apply to all entities. In August 2015, FASB issued its final standard formally amending the effective date of the new revenue recognition guidance. The amended guidance defers the effective date of the new guidance to interim reporting periods within annual reporting periods beginning after December 15, 2017. Public business entities are permitted to apply the new guidance early, but not before the original effective date (i.e., interim periods within annual periods beginning after December 15, 2016). The Company is in the process of evaluating the impact that this guidance will have on its financial statements.
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
In August 2016, the FASB issued guidance intended to reduce diversity in practice in how certain cash receipts and payments are classified in the statement of cash flows, including debt prepayment or extinguishment costs, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, and distributions from certain equity method investments. The guidance is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The Company is in the process of evaluating the impact that this guidance will have on its financial statements.
In January 2017, the FASB issued guidance that clarifies the definition of a business with the objective of adding guidance to assist companies with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance is expected to reduce the number of transactions that need to be further evaluated as businesses. The guidance is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted for certain types of transactions. The Company is in the process of evaluating the impact that this guidance will have on its financial statements.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

Incentive Fee on Cumulative Net Realized Gains
The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of our cumulative realized capital gains less cumulative realized capital losses, unrealized capital loss (unrealized loss on a gross investment-by-investment basis at the end of each calendar year) and all capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For accounting purposes only, we are required under GAAP to accrue a theoretical capital gains incentive fee based upon net realized capital gains and unrealized capital gain and loss on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no accrual for theoretical capital gains incentive fee for the three and nine months ended December 31, 2016 and December 31, 2015. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (the “Advisers Act”) or the Investment Advisory Agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the Investment Advisory Agreement which specifically excludes consideration of unrealized capital gain.
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
For the three and nine months ended December 31, 2016, the Company recognized $12,978 and $40,679, respectively, of management fees, and $5,670 and $16,063, respectively, of incentive fees before impact of waived fees. For the three and nine months ended December 31, 2015, the Company recognized $16,478 and $50,557, respectively, of management fees, and $11,142 and $33,783, respectively, of incentive fees before impact of waived fees. For the three and nine months ended December 31, 2016, management fees waived were $3,245 and $10,171, respectively, and incentive fees waived were $2,001 and $6,093, respectively. For the three and nine months ended December 31, 2015, management fees waived were $3,729 and $10,307, respectively, and incentive fees waived were $1,270 and $3,930, respectively.
As of December 31, 2016 and March 31, 2016, management and performance-based incentive fees payable were $20,896 and $31,124, respectively.
For the nine months ended December 31, 2016 and December 31, 2015, the amount of incentive fees on PIK income for which payments have been deferred were $3,142 and $6,065, respectively. During the nine months ended December 31, 2016, the Company reversed $8,292 of the deferred incentive fee payable related to PIK income which was deemed to be no longer realizable. The cumulative deferred incentive fee on PIK income included in management and performance-based incentive fee payable line of the Statements of Assets and Liabilities as of December 31, 2016 and March 31, 2016 were $6,307 and $11,824, respectively.
Administration Agreement with AIA
The Company has also entered into an administration agreement with the Administrator (the “Administration Agreement”) under which AIA provides administrative services for the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator and requested

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

to be reimbursed by the Administrator in performing its obligations under the Administration Agreement. The expenses include rent and the Company’s allocable portion of its Chief Financial Officer, Chief Compliance Officer, Chief Legal Officer, and their respective staffs. For the three and nine months ended December 31, 2016, the Company recognized administrative services expense under the Administration Agreement of $1,599 and $5,767, respectively. For the three and nine months ended December 31, 2015, the Company recognized administrative services expense under the Administration Agreement of $1,531 and $4,614, respectively. Included in the other liabilities and accrued expenses in the Statements of Assets and Liabilities as of December 31, 2016 and March 31, 2016 is a payable to AIA and its affiliates of $29 and $1,017, respectively, for expenses paid on our behalf.
Merx Aviation Finance, LLC
Merx Aviation Finance, LLC (“Merx”), a wholly-owned portfolio company of the Company, has also entered into an administration agreement with the Administrator (the “Merx Administration Agreement”) under which AIA provides administrative services to Merx. The fee received from Merx by the Company is included in expense reimbursements in the Statements of Operations. For the three and nine months ended December 31, 2016, the Company recognized expense reimbursements of $62 and $188, respectively, under the Merx Administration Agreement. For the three and nine months ended December 31, 2015, the Company recognized expense reimbursements of $37 and $112, respectively, under the Merx Administration Agreement.
The Company has also entered into an expense reimbursement agreement with Merx Aviation Finance Assets Ireland Limited, an affiliate of Merx, that will reimburse the Company for reasonable out-of-pocket expenses incurred, including any interest, fees or other amounts incurred by the Company in connection with letters of credit issued on its behalf. For the three and nine months ended December 31, 2016, the Company recognized expenses that were reimbursed under the expense reimbursement agreement of $22 and $65, respectively. For the three and nine months ended December 31, 2015, the Company recognized expenses that were reimbursed under the expense reimbursement agreement of $22 and $64, respectively.
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
Note 4. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per share (“EPS”), pursuant to ASC 260-10, for the three and nine months ended December 31, 2016 and December 31, 2015:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Basic and Diluted Earnings (Loss) Per Share (1)
Net increase (decrease) in net assets resulting from operations	$11,290	$(25,772)	$10,318	$(21,129)
Weighted average shares outstanding	220,168,710	231,537,374	223,305,392	234,709,883
Basic and diluted earnings (loss) per share	$0.05	$(0.11)	$0.05	$(0.09)
____________________

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

(1)
Diluted earnings (loss) per share is calculated using the if-converted method. In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. For the three and nine months ended December 31, 2016, the Company did not have any convertible notes. As such, diluted EPS was not applicable. For the three and nine months ended December 31, 2015, anti-dilution would total $0.02 and $0.04, respectively.

Note 5. Investments
Fair Value Measurement and Disclosures
The following table shows the composition of our investment and derivative portfolio as of December 31, 2016, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$1,154,386	$1,052,891	$—	$—	$1,052,891
Second Lien Secured Debt	743,439	683,858	—	273,317	410,541
Unsecured Debt	249,642	249,121	—	19,216	229,905
Structured Products and Other	211,968	217,748	—	10,644	207,104
Preferred Equity	89,370	30,785	—	—	30,785
Common Equity/Interests	378,443	291,554	—	—	291,554
Warrants	49,771	376	—	—	376
Total Investments	$2,877,019	$2,526,333	$—	$303,177	$2,223,156
Purchased Put Options	$3,516	$1,820	$1,820	$—	$—
Credit Default Swaps	879	90	—	90	—
Written Call Options	(3,555)	(5,117)	(5,117)	—	—
Total Derivatives	$840	$(3,207)	$(3,297)	$90	$—
Total Investments and Derivatives	$2,877,859	$2,523,126	$(3,297)	$303,267	$2,223,156
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

The following table shows changes in the fair value of our Level 3 investments during the three months ended December 31, 2016:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of September 30, 2016	$1,053,764	$338,740	$216,222	$296,566	$67,602	$316,469	$2,412	$2,291,775
Net realized gains (losses)	(1,899)	—	—	38,811	(246)	2,414	—	39,080
Net change in unrealized gains (losses)	(10,878)	10,999	21,293	(31,925)	(36,380)	(25,885)	(1,184)	(73,960)
Net amortization on investments	538	219	92	93	—	41	—	983
Purchases, including capitalized PIK (3)	118,583	88,959	13,011	16,558	36,677	1,530	—	275,318
Sales (3)	(107,217)	(18,208)	(20,665)	(112,999)	(36,868)	(3,015)	(852)	(299,824)
Transfers out of Level 3 (1)	—	(10,168)	(48)	—	—	—	—	(10,216)
Transfers into Level 3 (1)	—	—	—	—	—	—	—	—
Fair value as of December 31, 2016	$1,052,891	$410,541	$229,905	$207,104	$30,785	$291,554	$376	$2,223,156

Net change in unrealized gains (losses) on Level 3 investments still held as of December 31, 2016	$(19,252)	$2,086	$627	$3,519	$122	$(23,179)	$(2,036)	$(38,113)
The following table shows changes in the fair value of our Level 3 investments during the nine months ended December 31, 2016:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of March 31, 2016	$1,089,156	$491,488	$227,222	$319,530	$68,562	$356,940	$—	$2,552,898
Net realized gains (losses)	(35,345)	—	—	37,288	(247)	50,382	(2,374)	49,704
Net change in unrealized gains (losses)	2,000	26,255	16,618	(1,592)	(36,420)	(156,337)	(44,568)	(194,044)
Net amortization on investments	1,901	800	270	270	—	98	—	3,339
Purchases, including capitalized PIK (3)	248,137	126,661	13,920	44,129	37,081	113,692	48,170	631,790
Sales (3)	(252,958)	(234,663)	(28,125)	(192,521)	(38,191)	(73,221)	(852)	(820,531)
Transfers out of Level 3 (1)	—	—	—	—	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—	—	—	—	—
Fair value as of December 31, 2016	$1,052,891	$410,541	$229,905	$207,104	$30,785	$291,554	$376	$2,223,156

Net change in unrealized gains (losses) on Level 3 investments still held as of December 31, 2016	$(42,530)	$(30,572)	$603	$12,833	$(22,014)	$(100,837)	$(20,390)	$(202,907)
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

(2)	Includes unfunded commitments measured at fair value of $(2,466).

(3)	Includes reorganizations and restructuring of investments.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

The following table shows changes in the fair value of our Level 3 investments during the three months ended December 31, 2015:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of September 30, 2015	$1,032,839	$531,316	$250,179	$413,465	$160,108	$305,128	$4,327	$2,697,362
Net realized gains (losses)	(3,307)	(2,165)	—	—	(2,363)	(3,218)	3,571	(7,482)
Net change in unrealized gains (losses)	(54,241)	(7,909)	(3,027)	(6,692)	11,428	3,116	3,779	(53,546)
Net amortization on investments	221	465	110	111	—	—	—	907
Purchases, including capitalized PIK (3)	173,843	23,614	1,375	10,258	46,799	28,472	—	284,361
Sales (3)	(55,189)	(490)	(8,363)	(87,389)	(132,819)	(16,199)	(3,636)	(304,085)
Transfers out of Level 3 (1)	(14,810)	(87,776)	(69)	(14,596)	—	(140)	—	(117,391)
Transfers into Level 3 (1)	—	—	—	—	—	—	—	—
Fair value as of December 31, 2015	$1,079,356	$457,055	$240,205	$315,157	$83,153	$317,159	$8,041	$2,500,126

Net change in unrealized gains (losses) on Level 3 investments still held as of December 31, 2015	$(93,807)	$(8,238)	$(3,028)	$(2,717)	$8,637	$(380)	$5,002	$(94,531)
The following table shows changes in the fair value of our Level 3 investments during the nine months ended December 31, 2015:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of March 31, 2015	$1,016,030	$512,110	$351,971	$374,368	$165,101	$329,800	$5,571	$2,754,951
Net realized gains (losses)	(5,355)	14	(40,602)	(67)	(2,363)	(43,661)	3,571	(88,463)
Net change in unrealized gains (losses)	(71,682)	(50,743)	10,784	(17,830)	17,661	60,546	2,535	(48,729)
Net amortization on investments	2,048	1,338	351	325	—	—	—	4,062
Purchases, including capitalized PIK (3)	368,847	232,696	33,159	76,092	98,080	102,810	—	911,684
Sales (3)	(236,324)	(52,299)	(115,458)	(103,136)	(195,326)	(132,336)	(3,636)	(838,515)
Transfers out of Level 3 (1)	875	(186,061)	—	(14,595)	—	—	—	(199,781)
Transfers into Level 3 (1)	4,917	—	—	—	—	—	—	4,917
Fair value as of December 31, 2015	$1,079,356	$457,055	$240,205	$315,157	$83,153	$317,159	$8,041	$2,500,126

Net change in unrealized gains (losses) on Level 3 investments still held as of December 31, 2015	$129,187	$62,369	$9,527	$(27,528)	$45,192	$(80,992)	$(3,238)	$134,517
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

(2)	Includes unfunded commitments measured at fair value of $(2,311).

(3)	Includes reorganizations and restructuring of investments.
The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of December 31, 2016 and March 31, 2016. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

The unobservable inputs used in the fair value measurement of our Level 3 investments as of December 31, 2016 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Secured Debt	$(840)	Broker Quoted	Broker Quote	N/A	N/A	N/A
	551,685	Discounted Cash Flow	Discount Rate	2.3%	14.1%	10.3%
	2,500	Market Comparable Approach	Comparable Multiple	4.5x	4.5x	4.5x
	9,500	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	100,843	Recovery Analysis	Commodity Price	$51.00	$64.00	$62.86
	51,391	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	337,812	Yield Analysis	Discount Rate	5.1%	18.5%	11.9%
Second Lien Secured Debt	147,567	Broker Quoted	Broker Quote	N/A	N/A	N/A
	—	Market Comparable Approach	Comparable Multiple	4.5x	4.5x	4.5x
	50,141	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	26,939	Recovery Analysis	Commodity Price	$51.00	$64.00	$60.31
	185,894	Yield Analysis	Discount Rate	10.4%	20.7%	11.9%
Unsecured Debt	12,713	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	338	Recovery Analysis	Commodity Price	$48.12	$64.00	$63.56
	216,854	Yield Analysis	Discount Rate	9.8%	16.3%	10.3%
Structured Products and Other	4,324	Broker Quoted	Broker Quote	N/A	N/A	N/A
	202,780	Discounted Cash Flow	Discount Rate	9.4%	17.0%	12.4%
Preferred Equity	4,394	Discounted Cash Flow	Discount Rate	18.0%	18.0%	18.0%
	—	Market Comparable Approach	Comparable Multiple	4.9x	4.9x	4.9x
	26,391	Recent Transaction	Recent Transaction	N/A	N/A	N/A
Common Equity/Interests	135	Broker Quoted	Broker Quote	N/A	N/A	N/A
	213,944	Discounted Cash Flow	Discount Rate	5.8%	20.0%	11.8%
	16,027	Market Comparable Approach	Comparable Multiple	4.5x	12.2x	7.9x
	25,987	Proposed Transaction	Proposed Transaction	N/A	N/A	N/A
	—	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	35,461	Recovery Analysis	Commodity Price	$48.12	$64.00	$61.30
Warrants	—	Market Comparable Approach	Comparable Multiple	4.9x	4.9x	4.9x
	376	Options Pricing Model	Expected Volatility	75%	75%	75%
		Recovery Analysis	Commodity Price	$48.12	$64.00	$63.56
Total Level 3 Investments	$2,223,156
___________________

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
Investment Transactions
For the three months ended December 31, 2016 and December 31, 2015, purchases of investments on a trade date basis were $201,309 and $204,585, respectively. For the nine months ended December 31, 2016 and December 31, 2015, purchases of investments on a trade date basis were $451,657 and $918,169, respectively.
For the three months ended December 31, 2016 and December 31, 2015, sales and repayments of investments on a trade date basis were $195,322 and $261,594, respectively. For the nine months ended December 31, 2016 and December 31, 2015, sales and repayments of investments on a trade date basis were $749,792 and $1,074,057, respectively.
PIK Income
The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the three and nine months ended December 31, 2016, PIK income earned was $8,603 and $22,047, respectively. During the three and nine months ended December 31, 2015, PIK income earned was $10,238 and $31,607, respectively.
The following table shows the change in capitalized PIK balance for the three and nine months ended December 31, 2016 and December 31, 2015:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
PIK balance at beginning of period	$93,273	$56,791	$73,409	$86,903
PIK income capitalized	1,639	12,358	22,787	34,090
Adjustments due to exited investments	(6,192)	(109)	(6,192)	(3,505)
PIK income received in cash	(1,606)	(726)	(2,890)	(49,174)
PIK balance at end of period	$87,114	$68,314	$87,114	$68,314

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

Dividend Income
The Company holds structured products and other investments. The CLO equity investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The Company records as dividend income the accretable yield from its beneficial interests in structured products such as CLOs based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. During the three and nine months ended December 31, 2016, dividend income from structured products was $3,593 and $9,292, respectively. During the three and nine months ended December 31, 2015, dividend income from structured products was $6,806 and $19,983, respectively.
Investments on Non-Accrual Status
As of December 31, 2016, 8.2% of total investments at amortized cost, or 2.6% of total investments at fair value, were on non-accrual status. As of March 31, 2016, 8.4% of total investments at amortized cost, or 4.2% of total investments at fair value, were on non-accrual status.
Unconsolidated Significant Subsidiaries
The following unconsolidated subsidiaries are considered significant subsidiaries under SEC Regulation S-X Rule 10-01(b)(1) and Regulation S-X Rule 4-08(g) as of December 31, 2016. Accordingly, summarized, unaudited, comparative financial information is presented below for the unconsolidated significant subsidiaries.
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

	Nine Months Ended December 31,
	2016	2015
Net revenue	$95,839	$89,535
Net operating income	56,700	56,050
Earnings before taxes	8,040	7,718
Net profit	7,551	5,545
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

	Nine Months Ended December 31,
	2016	2015
Net revenue	$17,451	$9,869
Net operating income	9,425	5,915
Earnings before taxes	8,756	5,258
Net profit	8,756	5,170

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

	Nine Months Ended December 31, 2016	For period from April 7, 2015 (commencement of operations) to December 31, 2015
Net revenue	$25,547	$24,786
Net operating income	5,268	5,794
Earnings before taxes	2,380	3,875
Net profit	2,380	3,875
Note 6. Derivative Instruments
In the normal course of business, the Investment Adviser enters into derivative instruments which serve as components of the Company’s investment strategies and are utilized primarily to structure the portfolio to economically match the investment strategies of the Company. These instruments are subject to various risks, similar to non-derivative instruments, including market, credit and liquidity risks. The Investment Adviser manages these risks on an aggregate basis along with the risks associated with the Company’s investing activities as part of its overall risk management policy.
Purchased Put Options
Purchased put option contracts give the Company the right, but not the obligation, to sell within a limited time, a financial instrument, commodity or currency at a contracted price that may also be settled in cash, based on differentials between specified indices or prices. Purchasing put options tends to decrease exposure to the underlying instrument. The Company pays a premium, which is recorded as an asset and subsequently marked-to-market to reflect the current value of the option. Premiums paid for purchasing options which expire unexercised are treated as realized losses. Premiums paid for purchasing options which are exercised are added to the amounts paid for, or offset against the proceeds received on, the underlying security or reference investment. Purchased options are included in the Statement of Assets and Liabilities in derivative assets. The risk associated with purchasing put options is limited to the premium paid.
Written Call Options
Written call options obligate the Company to buy within a limited time, a financial instrument, commodity or currency at a contracted price that may also be settled in cash, based on differentials between specified indices or prices. When the Company writes a call option, an amount equal to the premium received by the Company is included on the Company’s Statement of Assets and Liabilities as a liability. The amount of the liability is subsequently marked-to-market to reflect the current market value of the written call option. If an option which the Company has written either expires unexercised on its stipulated expiration date or the Company enters into a closing purchase transaction, the Company realizes a gain or loss (if the cost of a closing purchase transaction is less than or exceeds, respectively, the premium received when the option was written) without regard to any unrealized gain or loss on the underlying security or derivative instrument, and the liability related to such option is extinguished. If a call option which the Company has written is exercised, the Company recognizes a realized gain or loss from the sale of the underlying security or derivative instrument and the proceeds from the sale are increased by the premium originally received. Written options are included in the Statements of Assets and Liabilities in derivative liabilities. In writing a call option, the Company bears the market risk of an unfavorable change in the price, potentially unlimited in amount, of the derivative instrument or security underlying the written call option.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

Credit Default Swaps
Credit default swap contracts (“CDS”) represent agreements in which one party, the protection buyer, pays a fixed fee, the premium, in return for a payment by the other party, the protection seller, contingent upon a specified default event relating to the underlying reference asset or pool of assets. The valuation of the swaps for the approximate net amount to be received or paid (i.e., the fair value) is marked to market either by using pricing vendor quotations, counterparty prices or model prices, and such valuations are based on the fair value of the underlying security, current credit spreads for the referenced obligation of the underlying issuer relative to the terms of the contract, current interest rates, interest accrual through the valuation date and certain other factors. Credit default swaps are included in the Statements of Assets and Liabilities in derivative assets.
The net amount received/paid during the life of the swap is included in net realized gain (loss) from derivatives, and changes in unrealized gain (loss) of these swaps, including accrual of periodic interest payments, are reflected in net change in unrealized gain (loss) on derivatives in the Statements of Operations. Entering into swaps involves varying degrees of risk, including the possibility that there is no liquid market for the contracts, the counterparty to the swap may default on its obligation to perform and there may be unfavorable changes in the credit spreads of the underlying financial instruments.
The following table sets forth the gross fair value of derivative contracts, by major risk type, as of December 31, 2016. The fair values of these derivatives are presented on a gross basis, even when derivatives are subject to master netting agreements. In addition, if there are any cash collateral payables and receivables associated with the derivatives, they are not added or netted against the fair value amounts. The table also includes information on the volume of derivative based on the base notional value of the credit default swaps and number of options contracts open at December 31, 2016. We held no derivative instruments as of March 31, 2016.

	December 31, 2016
Underlying Risk Type	Base Notional Assets	Derivative Assets Fair Value	Base Notional Liabilities	Derivative Liabilities Fair Value
Commodity:
Purchased Put Options	$84,870	$1,820	$—	$—
Written Call Options	$—	$—	$118,080	$5,117
Credit:
Credit Default Swaps	€45,000	$90	$—	$—
The volume of derivatives that is presented is representative of activities from October 4, 2016, when the Company started entering into the derivatives, through December 31, 2016.
The effect of transactions in derivative instruments to the statement of operations during the three and nine months ended December 31, 2016 and December 31, 2015 was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Net Change in Unrealized Losses on Derivatives
Purchased Put Options	$(1,696)	$—	$(1,696)	$—
Written Call Options	(1,562)	—	(1,562)	—
Credit Default Swaps	(788)	—	(788)	—
Net Change in Unrealized Losses on Derivatives	$(4,046)	$—	$(4,046)	$—
The Company’s CDS are entered into on an over-the-counter basis pursuant to a master agreement in the form promulgated by the International Swaps and Derivatives Association, Inc. (together with related documentation, including a schedule thereto and one or more trade confirmations thereunder, the “ISDA”). In very limited circumstances, the Company’s CDS counterparty has the right to early terminate all (but not fewer than all) transactions governed by the ISDA and close out all such transactions on a net basis at their then-current market value. The CDS would be included in those transactions subject to such a termination right.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

The Investment Adviser is exempt from registration with the U.S. Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator (“CPO”) with respect to the Company. To the extent such exemption is no longer available and the Investment Adviser is required to register with the CFTC as a CPO, compliance with the CFTC’s disclosure, reporting and recordkeeping requirements may increase the Company’s expenses and may affect the ability of the Company to use commodity interests (including futures, options on futures, commodities, and swaps) to the extent or in the manner desired.
Note 7. Offsetting Assets and Liabilities
The Company has elected not to offset assets and liabilities in the Statement of Assets and Liabilities that may be received or paid as part of collateral arrangements, even when an enforceable master netting arrangement or other agreement is in place that provides the Company, in the event of counterparty default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations. The following table presents both gross and net information about derivative instruments eligible for offset in the Statements of Assets and Liabilities as of December 31, 2016.

Counterparty	Account in the Statement of Assets and Liabilities	Gross Amounts Presented in the Statement of Assets and Liabilities	Financial Instruments not offset in the Statement of Assets and Liabilities	Cash Collateral Paid (1)	Net Amounts
CME Group:
Purchased Put Options	Derivative Assets	$1,820	$(1,820)	$—	$—
Written Call Options	Derivative Liabilities	$(5,117)	$1,820	$3,297	$—
JPMorgan Chase Bank, N.A.:
Credit Default Swaps	Derivative Assets	$90	$—	$—	$90

(1)	Per GAAP disclosure requirements, the table above does not include excess cash collateral paid in the amount of $3,783.
Note 8. Debt and Foreign Currency Transactions and Translations
The Company’s outstanding debt obligations as of December 31, 2016 were as follows:

	Date Issued/Amended	Total Aggregate Principal Amount Committed	Principal Amount Outstanding		Fair Value		Final Maturity Date
Senior Secured Facility	12/22/2016	$1,140,000	$386,778	*	$384,616	(1)	12/22/2021
Senior Secured Notes (Series B)	9/29/2011	16,000	16,000		16,525	(1)	9/29/2018
2042 Notes	10/9/2012	150,000	150,000		151,020	(2)	10/15/2042
2043 Notes	6/17/2013	150,000	150,000		151,758	(2)	7/15/2043
2025 Notes	3/3/2015	350,000	350,000		360,770	(1)	3/3/2025
Total Debt Obligations		$1,806,000	$1,052,778		$1,064,689
Deferred Financing Cost and Debt Discount			$(18,820)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount			$1,033,958
____________________

*	Includes foreign currency debt obligations as outlined in Foreign Currency Transactions and Translations within this note.

(1)
The fair value of these debt obligations are categorized as Level 3 under ASC 820 as of December 31, 2016. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.

(2)	The fair value of these debt obligations are categorized as Level 1 under ASC 820 as of December 31, 2016. The valuation is based on quoted prices of identical liabilities in active markets.

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
Senior Secured Facility
On December 22, 2016, the Company amended and restated its senior secured, multi-currency, revolving credit facility (the “Senior Secured Facility”) from the previous April 24, 2015 amendment. The amended and restated agreement decreased the lenders’ commitments from $1,310,000 to $1,140,000, extended the final maturity date through December 22, 2021, and allows the Company to seek additional commitments from new and existing lenders in the future, up to an aggregate facility size not to exceed $1,965,000. The Senior Secured Facility is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. Commencing January 31, 2020, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the Senior Secured Facility as of December 22, 2021. In addition, the stated interest rate on the facility remains as a formula-based calculation based on a minimum borrowing base, resulting in a stated interest rate, depending on the type of borrowing, of (a) either LIBOR plus 1.75% per annum or LIBOR plus 2.00% per annum, or (b) either Alternate Base Rate plus 0.75% per annum or Alternate Base Rate plus 1% per annum. As of December 31, 2016, the stated interest rate on the facility was LIBOR plus 2.00%. The Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Senior Secured Facility and participation fees and fronting fees of up to 2.25% per annum on the letters of credit issued.
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
The Senior Secured Facility also provides for the issuance of letters of credit up to an aggregate amount of $150,000. As of December 31, 2016 and March 31, 2016, the Company had $18,540 and $16,290, respectively, in standby letters of credit issued through the Senior Secured Facility. The amount available for borrowing under the Senior Secured Facility is reduced by any standby letters of credit issued through the Senior Secured Facility. Under GAAP, these letters of credit are considered commitments because no funding has been made and as such are not considered a liability. These letters of credit are not senior securities because they are not in the form of a typical financial guarantee and the portfolio companies are obligated to refund any drawn amounts. The available remaining capacity under the Senior Secured Facility was $734,682 and $655,806 as of December 31, 2016 and March 31, 2016, respectively. Terms used in this disclosure have the meanings set forth in the Senior Secured Facility agreement.
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
Convertible Notes
On January 25, 2011, the Company closed a private offering of $200,000 aggregate principal amount of senior unsecured convertible notes (the “Convertible Notes”). The Convertible Notes were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Convertible Notes bore interest at an annual rate of 5.75%, payable semi-annually in arrears on January 15 and July 15 of each year, commencing on July 15, 2011. The Convertible Notes were convertible by the holders into shares of common stock, initially at a conversion rate of 72.7405 shares of the Company’s common stock per $1 principal amount of Convertible Notes (14,548,100 common shares) corresponding to an initial conversion price per share of approximately $13.75, which represented a premium of 17.5% to the $11.70 per share closing price of the Company’s common stock on the NASDAQ Global Select Market on January 19, 2011. The conversion rate was subject to adjustment upon certain events, such as stock splits and combinations, mergers, spin-offs, increases in distributions in excess of $0.28 per share per quarter and certain changes in control. Certain of these adjustments, including adjustments for increases in dividends, were subject to a conversion price floor of $11.70 per share. As more fully reflected in Note 4, the issuance was considered as part of the if-converted method for calculation of diluted EPS.
On January 15, 2016, the Convertible Notes, which had an outstanding principal balance of $200,000, matured and were repaid in full.
The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three and nine months ended December 31, 2016 and December 31, 2015:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015 (2)	2016	2015 (2)
Average debt outstanding	$988,106	$1,465,689	$1,083,307	$1,465,675
Maximum amount of debt outstanding	1,040,698	1,522,310	1,363,533	1,640,135

Weighted average annualized interest cost (1)	5.21%	4.78%	5.04%	5.22%
Annualized amortized debt issuance cost	0.61%	0.44%	0.59%	0.52%
Total annualized interest cost	5.82%	5.22%	5.63%	5.74%
____________________

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Facility. Commitment fees for the three months ended December 31, 2016 and December 31, 2015 were $891 and $676, respectively. Commitment fees for the nine months ended December 31, 2016 and December 31, 2015 were $2,488 and $2,417, respectively.

(2)	Numbers were updated due to the retrospective application of the new accounting pronouncements (ASU 2015-03 and ASU 2015-15) adopted as of April 1, 2016.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

Foreign Currency Transactions and Translations
The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of December 31, 2016:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain	Reset Date
Canadian Dollar	C$	51,600	$46,957	$38,477	$8,480	1/30/2017
Euro		€13,000	14,046	13,712	334	1/17/2017
British Pound		£8,000	10,648	9,885	763	1/5/2017
British Pound		£16,000	22,947	19,770	3,177	1/17/2017
British Pound		£8,700	13,319	10,750	2,569	1/19/2017
British Pound		£100,500	152,658	124,183	28,475	1/30/2017
			$260,575	$216,777	$43,798
The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of March 31, 2016:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain (Loss)	Reset Date
Canadian Dollar	C$	55,100	$50,366	$42,599	$7,767	4/29/2016
Euro		€14,000	15,126	15,954	(828)	4/4/2016
British Pound		£14,000	20,354	20,122	232	4/8/2016
British Pound		£14,500	22,199	20,841	1,358	4/11/2016
British Pound		£14,500	22,209	20,841	1,368	4/18/2016
British Pound		£24,400	37,283	35,070	2,213	4/22/2016
British Pound		£54,600	83,095	78,477	4,618	4/29/2016
			$250,632	$233,904	$16,728
As of December 31, 2016 and March 31, 2016, the Company was in compliance with all debt covenants.
Note 9. Shareholders’ Equity
There were no equity offerings of common stock during the three and nine months ended December 31, 2016 and fiscal year ended March 31, 2016.
The Company adopted the following plans, approved by the Board of Directors, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the Securities Exchange Act of 1934 (the “1934 Act”) (the “Repurchase Plans”):

Date of Adoption	Maximum Cost of Shares That May Be Repurchased	Cost of Shares Repurchased	Remaining Cost of Shares That May Be Repurchased
August 6, 2015	$50,000	$50,000	$—
December 14, 2015	50,000	50,000	—
September 14, 2016	50,000	356	49,644
Total as of December 31, 2016	$150,000	$100,356	$49,644
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

Under the Repurchase Plans described above, the Company allocated the following amounts to be repurchased in accordance with SEC Rule 10b5-1 (the “10b5-1 Repurchase Plans”):

Effective Date	Termination Date	Amount Allocated to 10b5-1 Repurchase Plans
September 15, 2015	November 5, 2015	$5,000
January 1, 2016	February 5, 2016	10,000
April 1, 2016	May 19, 2016	5,000
July 1, 2016	August 5, 2016	15,000
September 30, 2016	November 8, 2016	20,000
January 4, 2017	February 6, 2017	10,000
During the nine months ended December 31, 2016, the Company repurchased 6,461,842 shares at a weighted average price per share of $5.87, inclusive of commissions, for a total cost of $37,917. This represents a discount of approximately 16.11% of the average net asset value per share for the nine months ended December 31, 2016.
During the year ended March 31, 2016, the Company repurchased 10,584,855 shares at a weighted average price per share of $5.90, inclusive of commissions, for a total cost of $62,437. This represents a discount of approximately 23.09% of the average net asset value per share for the year ended March 31, 2016.
Since the inception of the Repurchase Plans through December 31, 2016, the Company repurchased 17,046,697 shares at a weighted average price per share of $5.89, inclusive of commissions, for a total cost of $100,356.
On September 12, 2014, the Company announced an at-the-market offering program (the “ATM Program”) through which we can sell up to 16 million shares of its common stock from time to time. As of December 31, 2016, no shares had been sold through the Company’s ATM Program.
Note 10. Commitments and Contingencies
The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of December 31, 2016 and March 31, 2016, the Company had the following unfunded commitments to its portfolio companies:

	December 31, 2016	March 31, 2016
Unfunded revolver obligations and bridge loan commitments (1)	$135,382	$291,424
Standby letters of credit issued and outstanding (2)	17,082	14,723
Unfunded delayed draw loan commitments (3)	7,651	13,234
Unfunded delayed draw loan commitments (performance thresholds not met) (4)	17,679	25,000
Total Unfunded Commitments	$177,794	$344,381
____________________

(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of December 31, 2016 and March 31, 2016, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that needs to be met prior to funding. As of December 31, 2016 and March 31, 2016, the bridge loan commitments included in the balances were $51,272 and $253,413, respectively.

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

(4)
The borrowers are required to meet certain performance thresholds before the Company is obligated to fulfill the commitments and those performance thresholds were not met as of December 31, 2016 and March 31, 2016.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

Of the unfunded commitments which existed as of December 31, 2016, $126,522 were outstanding as of February 3, 2017.
Note 11. Financial Highlights
The following is a schedule of financial highlights for the nine months ended December 31, 2016 and fiscal year ended March 31, 2016.

	Nine Months Ended December 31, 2016	Year Ended March 31, 2016
	(Unaudited)
Per Share Data*
Net asset value at beginning of period	$7.28	$8.18
Net investment income (1)	0.50	0.83
Net realized and change in unrealized losses (1)	(0.46)	(1.02)
Net increase (decrease) in net assets resulting from operations	0.05	(0.19)
Distributions of net investment income (2)	(0.50)	(0.48)
Distributions of return of capital (2)	—	(0.32)
Accretion due to share repurchases	0.04	0.09
Net asset value at end of period	$6.86	$7.28

Per share market value at end of period	$5.86	$5.55
Total return (3)	14.82%	(17.53)%
Shares outstanding at end of period	219,694,654	226,156,496
Weighted average shares outstanding	223,305,392	232,555,815

Ratio/Supplemental Data
Net assets at end of period (in millions)	$1,506.7	$1,645.6
Annualized ratio of operating expenses to average net assets (4)(5)	4.76%	5.85%
Annualized ratio of interest and other debt expenses to average net assets (5)	3.88%	4.47%
Annualized ratio of total expenses to average net assets (4)(5)	8.64%	10.32%
Annualized ratio of net investment income to average net assets (5)	9.51%	10.70%
Average debt outstanding (in millions) (6)	$1,083.3	$1,456.4
Average debt per share (6)	$4.85	$6.26
Annualized portfolio turnover rate (5)	9.06%	34.35%
Asset coverage per unit (7)	$2,431	$2,253
____________________

*	Totals may not foot due to rounding.

(1)	Financial highlights are based on the weighted average number of shares outstanding for the period presented.

(2)
The tax character of distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. Although the tax character of distributions paid to shareholders through December 31, 2016 may include return of capital, the exact amount cannot be determined at this point. Per share amounts are based on actual rate per share.

(3)
Total return is based on the change in market price per share during the respective periods. Total return also takes into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.

(4)
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown inclusive of all voluntary management and incentive fee waivers (Note 3). For the nine months ended December 31, 2016, the annualized ratio of operating expenses to average net assets and the annualized ratio of total expenses to average net assets would be 6.16% and 10.04%, respectively, without the voluntary fee waivers. For the fiscal year ended March 31, 2016, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 6.94% and 11.41%, respectively, without the voluntary fee waivers.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

(5)	Annualized for the nine months ended December 31, 2016.

(6)	Numbers as of March 31, 2016 were updated due to the retrospective application of the new accounting pronouncements (ASU 2015-03 and ASU 2015-15) adopted as of April 1, 2016.

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

Note 12. Subsequent Events
On February 3, 2017, the Board of Directors declared a distribution of $0.15 per share payable on April 6, 2017 to shareholders of record as of March 21, 2017.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Apollo Investment Corporation:
We have reviewed the accompanying statement of assets and liabilities of Apollo Investment Corporation (the “Company”), including the schedule of investments, as of December 31, 2016, the related statements of operations for the three and nine month periods ended December 31, 2016 and December 31, 2015, the statement of changes in net assets for the nine month period ended December 31, 2016 and the statements of cash flows for the nine month periods ended December 31, 2016 and December 31, 2015. These interim financial statements are the responsibility of the Company’s management.
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
February 6, 2017

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
Overview
Apollo Investment Corporation (the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” or “our”) was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our shareholders. We commenced operations on April 8, 2004 upon completion of our initial public offering that raised $870 million in net proceeds from selling 62 million shares of common stock at a price of $15.00 per share. Since then, and through December 31, 2016, we have raised approximately $2.21 billion in net proceeds from additional offerings of common stock and we have repurchased common stock for $100.4 million.
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
Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment, and the competitive environment for the types of investments we make. As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of December 31, 2016, non-qualifying assets represented approximately 27.4% of the total assets of the Company.
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
Portfolio and Investment Activity
Our portfolio and investment activity during the three and nine months ended December 31, 2016 and December 31, 2015 was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in millions)*	2016	2015	2016	2015
Investments made in portfolio companies	$201.3	$204.6	$451.7	$918.2
Investments sold	(17.1)	(139.7)	(181.1)	(554.5)
Net activity before repaid investments	184.2	64.9	270.6	363.6
Investments repaid	(178.2)	(121.9)	(568.7)	(519.5)
Net investment activity	$6.0	$(57.0)	$(298.1)	$(155.9)

Portfolio companies at beginning of period	82	98	89	105
Number of new portfolio companies	13	4	24	18
Number of exited portfolio companies	(10)	(7)	(28)	(28)
Portfolio companies at end of period	85	95	85	95

Number of investments made in existing portfolio companies	8	19	21	48

*	Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of December 31, 2016 and March 31, 2016 were as follows:

	December 31, 2016		March 31, 2016
Portfolio composition, at fair value:
Secured debt	69%		65%
Unsecured debt	10%		9%
Structured products and other	9%		11%
Preferred equity	1%		3%
Common equity/interests and warrants	11%		12%
Weighted average yields, at amortized cost, exclusive of securities on non-accrual status (1):
Secured debt portfolio	10.9%		11.0%
Unsecured debt portfolio	10.7%		10.7%
Total debt portfolio	10.9%		11.0%
Income-bearing investment portfolio composition, at fair value:
Fixed rate amount	$0.9	billion	$1.1	billion
Floating rate amount	$1.2	billion	$1.2	billion
Fixed rate, as percentage of total	43%		47%
Floating rate, as percentage of total	57%		53%
Income-bearing investment portfolio composition, at amortized cost:
Fixed rate amount	$1.1	billion	$1.1	billion
Floating rate amount	$1.3	billion	$1.3	billion
Fixed rate, as percentage of total	46%		47%
Floating rate, as percentage of total	54%		53%
____________________

(1)	An investor’s yield may be lower than the portfolio yield due to sales loads and other expenses.
Since the initial public offering of Apollo Investment in April 2004 and through December 31, 2016, invested capital totaled $16.9 billion in 391 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 100 different financial sponsors.
Recent Developments
On January 4, 2017, Hilary E. Ackermann, a member of the Board of Directors (the “Board”) of the Company, tendered a letter of resignation from the Board effective immediately. Ms. Ackermann’s decision was not a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.
As a result of Ms. Ackermann’s resignation, on February 3, 2017, the Board unanimously acted, pursuant to authority in the Company’s by-laws, to reduce the size of the Board from nine to eight Directors to reflect the Board’s current composition.
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
As of December 31, 2016, $2.22 billion or 88% of the Company’s investments were classified as Level 3. The high proportion of Level 3 investments relative to our total investments is directly related to our investment philosophy and target portfolio, which consists primarily of long-term secured debt, as well as unsecured and mezzanine positions of private middle-market companies. A fundamental difference exists between our investments and those of comparable publicly traded fixed income investments, namely high-yield bonds, and this difference affects the valuation of our private investments relative to comparable publicly traded instruments.
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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered in the valuation process of independent valuation firms. During the nine months ended December 31, 2016, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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
Accounting Standards Adopted in Fiscal Year 2017 and Recent Accounting Pronouncements
See Note 2 within the notes to the financial statements.

Results of Operations
Operating results for the three and nine months ended December 31, 2016 and December 31, 2015 were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in millions)*	2016	2015	2016	2015
Investment income
Interest income	$55.8	$75.3	$181.8	$240.8
Dividend income	11.4	18.3	28.7	46.4
Other income	0.9	0.7	3.1	7.2
Total investment income	$68.1	$94.3	$213.6	$294.4
Expenses
Management and performance-based incentive fees, net of amounts waived	$13.4	$22.6	$40.5	$70.1
Interest and other debt expenses, net of reimbursements	14.5	19.3	45.6	63.5
Administrative services expense, net of reimbursements	1.5	1.5	5.6	4.5
Other general and administrative expenses	2.3	2.8	9.9	7.7
Net expenses	$31.7	$46.2	$101.6	$145.8
Net investment income	$36.4	$48.1	$112.0	$148.6
Net realized and change in unrealized gains (losses)
Net realized gains (losses)	$39.2	$(9.3)	$44.7	$(120.4)
Net change in unrealized losses	(64.2)	(64.6)	(146.3)	(49.4)
Net realized and change in unrealized losses	(25.0)	(73.9)	(101.6)	(169.8)
Net increase (decrease) in net assets resulting from operations	$11.3	$(25.8)	$10.3	$(21.1)

Net investment income on per average share basis	$0.17	$0.21	$0.50	$0.63
Earnings gain (loss) per share — basic	$0.05	$(0.11)	$0.05	$(0.09)
Earnings gain (loss) per share — diluted (1)	N/A	$(0.11)	N/A	$(0.09)
____________________

*	Totals may not foot due to rounding.

(1)
Diluted earnings (loss) per share is calculated using the if-converted method. In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. For the three and nine months ended December 31, 2016, the Company did not have any convertible notes. As such, diluted EPS was not applicable. For the three and nine months ended December 31, 2015, anti-dilution would total $0.02 and $0.04, respectively.

Total Investment Income
For the three months ended December 31, 2016 as compared to the three months ended December 31, 2015
The decrease in total investment income for the three months ended December 31, 2016 compared to the three months ended December 31, 2015 was driven by the decrease in interest income of $19.5 million and the decrease in dividend income of $6.9 million. The decrease in interest income is due to a lower income-bearing investment portfolio, an increase in investments on non-accrual status, and offset by a slight increase in prepayment fees and other related fee income. The decrease in the dividend income is due to exit of Golden Hill CLO I, LLC and restructuring of AMP Solar (UK) Limited to Solarplicity Group Limited, which were dividend yielding investments, and also due to a decrease in dividends from Dynamic Product Tankers, LLC and other structured products. The decrease in dividend income is partially offset by an increase in dividends received from Merx Aviation Finance, LLC.

For the nine months ended December 31, 2016 as compared to the nine months ended December 31, 2015
The decrease in total investment income for the nine months ended December 31, 2016 compared to the nine months ended December 31, 2015 was driven by the decrease in interest income of $59.0 million and the decrease in dividend income of $17.7 million. The decrease in interest income is due to a lower income-bearing investment portfolio, an increase in investments on non-accrual status, and a decrease in prepayment fees and other related fee income which totaled $9.1 million and $12.8 million for the nine months ended December 31, 2016 and December 31, 2015, respectively. The decrease in the dividend income is due to exit of Golden Hill CLO I, LLC and PlayPower Holdings, Inc. and restructuring of AMP Solar (UK) Limited to Solarplicity Group Limited, which were dividend yielding investments, and also due to a decrease in distributions from Dynamic Product Tankers, LLC, MCF CLO I, LLC and MCF CLO III, LLC and other structured products. The decrease in dividend income is partially offset by an increase in distributions received from Golden Bear Warehouse LLC and Merx Aviation Finance, LLC.
Net Expenses
For the three months ended December 31, 2016 as compared to the three months ended December 31, 2015
The decrease in expenses for the three months ended December 31, 2016 compared to the three months ended December 31, 2015 was primarily driven by the decrease of $9.2 million in management and performance-based incentive fees (net of amounts waived) due to lower average gross assets, lower investment income, and the reversal of $2.3 million of the deferred incentive fee payable related to PIK income deemed to be no longer realizable. In addition, there is a decrease of $4.9 million in interest and other debt expenses primarily due to the repayment of Convertible Notes in January 2016 and reduction in the average debt outstanding from $1.47 billion during the three months ended December 31, 2015 to $0.99 billion during the three months ended December 31, 2016.
For the nine months ended December 31, 2016 as compared to the nine months ended December 31, 2015
The decrease in expenses for the nine months ended December 31, 2016 compared to the nine months ended December 31, 2015 was primarily driven by the decrease of $29.6 million in management and performance-based incentive fees (net of amounts waived) due to lower average gross assets, lower investment income and the reversal of $8.3 million of the deferred incentive fee payable related to PIK income deemed to be no longer realizable. In addition, there is a decrease of $17.8 million in interest and other debt expenses due to the repayment of the Senior Secured Notes in October 2015, repayment of Convertible Notes in January 2016 and reduction in the average debt outstanding from $1.47 billion during the nine months ended December 31, 2015 to $1.08 billion during the nine months ended December 31, 2016. The decrease in expenses is partially offset by the $2.7 million of non-recurring expenses related to a strategic transaction that was considered but did not occur.
Net Realized Gains (Losses)
For the three months ended December 31, 2016 as compared to the three months ended December 31, 2015
During the three months ended December 31, 2016, we recognized gross realized gains of $42.1 million and gross realized losses of $2.9 million, resulting in net realized gains of $39.2 million. Significant realized gains (losses) for the three months ended December 31, 2016 are summarized below:

(in millions)	Net Realized Gain (Loss)
Golden Bear Warehouse LLC	$34.2
Dark Castle Holdings, LLC	2.5
Explorer Coinvest, LLC	2.2
MCF CLO I, LLC	2.1
Solarplicity Group Limited	(2.0)

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
For the nine months ended December 31, 2016 as compared to the nine months ended December 31, 2015
During the nine months ended December 31, 2016, we recognized gross realized gains of $91.3 million and gross realized losses of $46.6 million, resulting in net realized gains of $44.7 million. Significant realized gains (losses) for the nine months ended December 31, 2016 are summarized below:

(in millions)	Net Realized Gain (Loss)
Generation Brands Holdings, Inc.	$46.2
Golden Bear Warehouse LLC	34.2
Explorer Coinvest, LLC	3.3
Dark Castle Holdings, LLC	2.5
MCF CLO I, LLC	2.1
Solarplicity Group Limited	(2.2)
Radio One, Inc.	(2.3)
Energy & Exploration Partners, Inc.	(2.4)
Aventine Renewable Energy Holdings, Inc.	(3.6)
Aveta, Inc.	(11.9)
Osage Exploration & Development, Inc.	(19.4)
During the nine months ended December 31, 2015, we recognized gross realized gains of $14.4 million and gross realized losses of $134.8 million, resulting in net realized losses of $120.4 million. Significant realized losses for the nine months ended December 31, 2015 are summarized below:

(in millions)	Net Realized Gain (Loss)
Venoco, Inc.	$(7.1)
BCA Osprey II Limited (British Car Auctions)	(7.4)
PetroBakken Energy Ltd.	(9.0)
Denver Parent Corp. (Venoco)	(9.1)
Artsonig Pty Ltd	(21.7)
Molycorp, Inc.	(22.1)
PlayPower Holdings, Inc.	(39.7)

Net Change in Unrealized Gains (Losses)
For the three months ended December 31, 2016 as compared to the three months ended December 31, 2015
During the three months ended December 31, 2016, we recognized gross unrealized gains of $37.2 million and gross unrealized losses of $101.4 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized loss of $64.2 million. Significant changes in unrealized gains (losses) for the three months ended December 31, 2016 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
SHD Oil & Gas, LLC	$4.7
MCF CLO III, LLC	3.9
AMP Solar Group, Inc.	3.8
Maxus Capital Carbon SPE I, LLC	(2.3)
Solarplicity Group Limited	(21.1)
Venoco, Inc.	(27.6)
Golden Bear Warehouse LLC	(33.0)
During the three months ended December 31, 2015, we recognized gross unrealized gains of $43.9 million and gross unrealized losses of $108.5 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in net unrealized losses of $64.6 million. Significant changes in unrealized gains (losses) for the three months ended December 31, 2015 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Renewable Funding Group, Inc.	$8.4
Golden Bear Warehouse LLC	6.4
Venoco, Inc.	(5.8)
Aveta, Inc.	(7.6)
Magnetation, LLC	(9.8)
Osage Exploration & Development, Inc.	(10.0)
Spotted Hawk Development, LLC	(13.1)
For the nine months ended December 31, 2016 as compared to the nine months ended December 31, 2015
During the nine months ended December 31, 2016, we recognized gross unrealized gains of $127.3 million and gross unrealized losses of $273.6 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $146.3 million. Significant changes in unrealized gains (losses) for the nine months ended December 31, 2016 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Osage Exploration & Development, Inc.	$19.3
Aveta, Inc.	13.2
MCF CLO III, LLC	8.3
Radio One, Inc.	4.7
SHD Oil & Gas, LLC	4.3
LVI Group Investments, LLC	(11.2)
Golden Bear Warehouse LLC	(16.7)
Delta Career Education Corporation	(22.4)
Garden Fresh Restaurant Corp.	(33.9)
Solarplicity Group Limited	(42.1)
Venoco, Inc.	(42.2)
Generation Brands Holdings, Inc.	(43.8)

During the nine months ended December 31, 2015, we recognized gross unrealized gains of $156.0 million and gross unrealized losses of $205.4 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $49.4 million. Significant changes in unrealized gains (losses) for the nine months ended December 31, 2015 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
PlayPower Holdings Inc.	$21.8
Molycorp, Inc.	20.4
Renewable Funding Group, Inc.	17.7
Merx Aviation Finance, LLC	16.0
Spotted Hawk Development, LLC	(16.7)
SquareTwo Financial Corp.	(17.8)
Magnetation, LLC	(17.9)
Miller Energy Resources, Inc.	(19.2)
Osage Exploration & Development, Inc.	(19.4)
Liquidity and Capital Resources
The Company’s liquidity and capital resources are generated and generally available through periodic follow-on equity and debt offerings, our senior secured, multi-currency Senior Secured Facility (as defined in Note 8 within the notes to financial statements), our senior secured notes, our senior unsecured notes, investments in special purpose entities in which we hold and finance particular investments on a non-recourse basis, as well as from cash flows from operations, investment sales of liquid assets and repayments of senior and subordinated loans and income earned from investments.
Cash Equivalents
We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. (See Note 2 within the notes to financial statements.) At the end of each fiscal quarter, we consider taking proactive steps utilizing cash equivalents with the objective of enhancing our investment flexibility during the following quarter, pursuant to Section 55 of the 1940 Act. More specifically, we may purchase U.S. Treasury bills from time-to-time on the last business day of the quarter and typically close out that position on the following business day, settling the sale transaction on a net cash basis with the purchase, subsequent to quarter end. Apollo Investment may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our Senior Secured Facility, as we deem appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. There were no cash equivalents held as of December 31, 2016.
Debt
See Note 8 within the notes to financial statements for information on the Company’s debt.
The following table shows the contractual maturities of our debt obligations as of December 31, 2016:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$386.8	$—	$—	$386.8	$—
Senior Secured Notes (Series B)	16.0	—	16.0	—	—
2042 Notes	150.0	—	—	—	150.0
2043 Notes	150.0	—	—	—	150.0
2025 Notes	350.0	—	—	—	350.0
Total Debt Obligations	$1,052.8	$—	$16.0	$386.8	$650.0
____________________

(1)
As of December 31, 2016, aggregate lender commitments under the Senior Secured Facility totaled $1.14 billion and $734.7 million of unused capacity. As of December 31, 2016, there were $18.5 million of letters of credit issued under the Senior Secured Facility that were not recorded as liabilities on the Company’s Statement of Assets and Liabilities.

Shareholders’ Equity
See Note 9 within the notes to financial statements for information on the Company’s public offerings and share repurchase plans.
Distributions
Distributions paid to shareholders for the three and nine months ended December 31, 2016 totaled $33.3 million ($0.15 per share) and $123.6 million ($0.50 per share), respectively. Distributions paid to shareholders for the three and nine months ended December 31, 2015 totaled $46.9 million ($0.20 per share) and $141.5 million ($0.60 per share), respectively. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. Although the tax character of distributions paid to shareholders through December 31, 2016 may include return of capital, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ending March 31, 2017. Tax characteristics of all distributions will be reported to shareholders on Form 1099 after the end of the calendar year. Our quarterly distributions, if any, will be determined by our Board of Directors.
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
PIK Income
For the three and nine months ended December 31, 2016, PIK income totaled $8.6 million on total investment income of $68.1 million and $22.0 million on total investment income of $213.6 million, respectively. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders annually in the form of distributions, even though the Company has not yet collected the cash. See Note 5 within the notes to the financial statements for more information on the Company’s PIK income.
Related Party Transactions
See Note 3 within the notes to the financial statements for information on the Company’s related party transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. During the three and nine months ended December 31, 2016, many of the loans in our portfolio had floating interest rates. These loans are usually based on floating LIBOR and typically have durations of one to six months after which they reset to current market interest rates. The Company also has a Senior Secured Facility that is based on floating LIBOR rates.
The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of December 31, 2016, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income		Net Investment Income Per Share
Up 400 basis points	$27.2	million	$0.124
Up 300 basis points	$20.3	million	$0.092
Up 200 basis points	$13.4	million	$0.061
Up 100 basis points	$6.5	million	$0.030
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2016 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Controls Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the third fiscal quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
None.

Issuer Purchases of Equity Securities
The Company adopted the following plans, approved by the Board of Directors, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the Securities Exchange Act of 1934 (the “1934 Act”) (the “Repurchase Plans”):

Date of Adoption	Maximum Cost of Shares That May Be Repurchased		Cost of Shares Repurchased		Remaining Cost of Shares That May Be Repurchased
August 6, 2015	$50.0	million	$50.0	million	$—
December 14, 2015	50.0	million	50.0	million	—
September 14, 2016	50.0	million	0.4	million	49.6	million
Total as of December 31, 2016	$150.0	million	$100.4	million	$49.6	million
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
Under the Repurchase Plans described above, the Company allocated the following amounts to be repurchased in accordance with SEC Rule 10b5-1 (the “10b5-1 Repurchase Plans”):

Effective Date	Termination Date	Amount Allocated to 10b5-1 Repurchase Plans
September 15, 2015	November 5, 2015	$5.0	million
January 1, 2016	February 5, 2016	10.0	million
April 1, 2016	May 19, 2016	5.0	million
July 1, 2016	August 5, 2016	15.0	million
September 30, 2016	November 8, 2016	20.0	million
January 4, 2017	February 6, 2017	10.0	million
The following table presents information with respect to the Company’s purchases of its common stock since adoption of the Repurchase Plans through December 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans
August 1, 2015 through August 31, 2015	1,530,000	$6.57	1,530,000	$40.0	million
September 1, 2015 through September 30, 2015	1,810,400	6.15	1,810,400	28.8	million
November 1, 2015 through November 30, 2015	3,350,000	6.03	3,350,000	8.6	million
December 1, 2015 through December 31, 2015	1,882,329	5.86	1,882,329	47.6	million
January 1, 2016 through January 31, 2016	2,012,126	4.97	2,012,126	37.6	million
June 1, 2016 through June 30, 2016	1,088,800	5.58	1,088,800	31.5	million
July 1, 2016 through July 31, 2016	49,475	5.51	49,475	31.2	million
August 1, 2016 through August 31, 2016	1,788,882	5.89	1,788,882	20.7	million
September 1, 2016 through September 30, 2016	1,234,569	6.04	1,234,569	63.2	million
October 1, 2016 through October 31, 2016	1,582,250	5.94	1,582,250	53.8	million
November 1, 2016 through November 30, 2016	717,866	5.82	717,866	49.6	million
Total	17,046,697	$5.89	17,046,697
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
(a)    Exhibits

3.1	Articles of Amendment and Restatement, as amended (1)
3.2	Fourth Amended and Restated Bylaws (2)
10.1
Amended and Restated Senior Secured Revolving Credit Agreement, dated as of December 22, 2016, between Apollo Investment Corporation, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, and Suntrust Bank and Bank of America, N.A., as Syndication Agents* (3)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
_________________________

*	Filed herewith.

(1)	Incorporated by reference from the Registrant’s post-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on August 14, 2006.

(2)	Incorporated by reference from the Registrant’s Form 10-K, filed on May 19, 2015.

(3)	Incorporated by reference from the Registrant’s Form 8-K, filed on December 27, 2016.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 6, 2017.

APOLLO INVESTMENT CORPORATION

By:	/s/ JAMES C. ZELTER
James C. Zelter
Chief Executive Officer

By:	/s/ GREGORY W. HUNT
Gregory W. Hunt
Chief Financial Officer and Treasurer