Form 10-K
period 2017-03-31
APOLLO INVESTMENT CORP
filed 2017-05-18
CIK 1278752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2017
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

Large accelerated filer	☒	Accelerated filer	¬	Non-accelerated filer	¬	Smaller reporting company	¬
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant as of September 30, 2016 was $1.23 billion (based on the closing sale price of the Registrant’s Common Stock on that date as reported on the NASDAQ Global Select Market). For the purposes of calculating this amount only, all executive officers and Directors are “affiliates” of the Registrant.
As of May 17, 2017, there were 219,694,654 shares of the Registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on August 3, 2017 are incorporated by reference in Part III of this Form 10-K.

APOLLO INVESTMENT CORPORATION

PART I
Item 1. Business
In this report, the terms the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” and “our” refer to Apollo Investment Corporation unless the context specifically states otherwise.
General
Apollo Investment Corporation, a Maryland corporation organized on February 2, 2004, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We commenced operations on April 8, 2004 upon completion of our initial public offering that raised $870 million in net proceeds from selling 62 million shares of common stock at a price of $15.00 per share. Since then, and through March 31, 2017, we have raised approximately $2.21 billion in net proceeds from additional offerings of common stock and we have repurchased common stock for $100.4 million.
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
During the year ended March 31, 2017, we invested $0.6 billion across 37 new and 26 existing portfolio companies primarily through a combination of primary and secondary debt investments. This compares to $1.1 billion across 22 new and 35 existing portfolio companies during the year ended March 31, 2016. Investments sold or repaid during the year ended March 31, 2017 totaled $1.1 billion versus $1.3 billion during the year ended March 31, 2016. The weighted average yields on our secured debt portfolio, unsecured debt portfolio and total debt portfolio as of March 31, 2017 at our current cost basis were 10.2%, 11.1% and 10.3%, respectively. As of March 31, 2016, the yields were 11.0%, 10.7% and 11.0%, respectively. The portfolio yields may be higher than an investor’s yield on an investment in us due to sales load and other expenses. For the year ended March 31, 2017, the total return based on the change in market price per share and taking into account dividends and distributions, if any, reinvested in accordance with the dividend reinvestment plan was 31.4% versus (17.5)% for the year ended March 31, 2016. Such returns do not reflect any sales load that stockholders may have paid in connection with their purchase of shares of our common stock.
As of March 31, 2017, our portfolio consisted of 86 portfolio companies and was invested 75% in secured debt, 7% in unsecured debt, 7% in structured products and other, 1% in preferred equity, and 10% in common equity/interests and warrants measured at fair value versus 89 portfolio companies invested 65% in secured debt, 9% in unsecured debt, 11% in structured products and other, 3% in preferred equity, and 12% in common equity/interests and warrants as of March 31, 2016.
Since the initial public offering of Apollo Investment in April 2004 and through March 31, 2017, invested capital totaled $17.0 billion in 398 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 100 different financial sponsors.

As of March 31, 2017, 16% or $0.2 billion is fixed rate debt and 84% or $1.1 billion is floating rate debt, measured at fair value. On a cost basis, 17% or $0.2 billion is fixed rate debt and 83% or $1.0 billion is floating rate debt. As of March 31, 2016, 24% or $0.3 billion was fixed rate debt and 76% or $1.0 billion was floating rate debt, measured at fair value. On a cost basis, 26% or $0.4 billion was fixed rate debt and 74% or $1.0 billion was floating rate debt. The Company has modified the calculation of its interest rate type information.  The interest type information is calculated using the Company’s corporate debt portfolio and excludes aviation, oil and gas, structured credit, renewables, shipping, commodities and investments on non-accrual status.  Prior periods have been modified to reflect this definition.
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
AIM is led by John Hannan, James Zelter, Howard Widra, Patrick Ryan and Tanner Powell. Potential investment and disposition opportunities are generally approved by one or more committees composed of personnel across AGM, including Messrs. Zelter , Widra, Ryan and Powell, by all or a majority of Messrs. Zelter, Widra, Ryan or Powell depending on the underlying investment type and/or the amount of such investment. The composition of such committees and the overall approval process for the Company’s investments may change from time to time. AIM draws upon AGM’s more than 25 year history and benefits from the broader firm’s significant capital markets, trading and research expertise developed through investments in many core sectors in over 200 companies since inception.
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
The following is a representative list of the industries in which we have invested as of March 31, 2017:

•	Advertising, Printing & Publishing

•	Aerospace & Defense

•	Automotive

•	Aviation and Consumer Transport

•	Broadcasting & Subscription

•	Business Services

•	Chemicals, Plastics & Rubber

•	Consumer Goods – Durable

•	Containers, Packaging & Glass

•	Diversified Investment Vehicles, Banking, Finance, Real Estate

•	Education

•	Energy – Electricity

•	Energy – Oil & Gas

•	Environmental Industries

•	Food & Grocery

•	Healthcare & Pharmaceuticals

•	High Tech Industries

•	Hotel, Gaming, Leisure, Restaurants

•	Insurance

•	Manufacturing, Capital Equipment

•	Media – Diversified & Production

•	Metals & Mining

•	Telecommunications

•	Transportation – Cargo, Distribution

•	Utilities – Electric
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

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies and in private funds. We may also co-invest on a concurrent basis with affiliates of ours, subject to compliance with applicable regulations and our allocation procedures. Certain types of negotiated co-investments may be made only in accordance with the terms of the exemptive order we received from the SEC permitting us to do so. On March 29, 2016, we received an exemptive order from the SEC (the “Order”) permitting us greater flexibility to negotiate the terms of co-investment transactions with certain of our affiliates, including investment funds managed by AIM or its affiliates, subject to the conditions included therein. Under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must be able to reach certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our Board of Directors approved criteria. In certain situations where co-investment with one or more funds managed by AIM or its affiliates is not covered by the Order, the personnel of AIM or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. The Order is subject to certain terms and conditions so there can be no assurance that we will be permitted to co-invest with certain of our affiliates other than in the circumstances currently permitted by regulatory guidance and the Order.
The following table summarizes our top ten portfolio companies and industries based on fair value as of March 31, 2017:

Portfolio Company	% of Portfolio	Industry	% of Portfolio
Merx Aviation Finance, LLC	18.3%	Business Services	22.3%
U.S. Security Associates Holdings, Inc.	5.8%	Aviation and Consumer Transport	18.3%
Solarplicity Group Limited (f/k/a AMP Solar UK)	5.5%	Energy – Electricity	7.7%
Spotted Hawk	3.5%	Diversified Investment Vehicles, Banking, Finance, Real Estate	7.3%
MSEA Tankers LLC	3.1%	Transportation – Cargo, Distribution	7.2%
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	2.4%	High Tech Industries	7.2%
Skyline Data, News and Analytics LLC (Dodge)	2.3%	Energy – Oil & Gas	6.6%
UniTek Global Services Inc.	2.3%	Healthcare & Pharmaceuticals	4.4%
Access Information	2.2%	Chemicals, Plastics & Rubber	2.8%
Maxus Capital Carbon SPE I, LLC (Skyonic)	2.2%	Manufacturing, Capital Equipment	2.8%
The following table summarizes our top ten portfolio companies and industries based on fair value as of March 31, 2016:

Portfolio Company	% of Portfolio	Industry	% of Portfolio
Merx Aviation Finance, LLC	17.0%	Aviation and Consumer Transport	17.0%
Solarplicity Group Limited	5.8%	Business Services	16.1%
U.S. Security Associates Holdings, Inc.	4.7%	Diversified Investment Vehicles, Banking, Finance, Real Estate	12.4%
MSEA Tankers LLC	2.9%	Energy – Oil & Gas	11.9%
Canacol Energy Ltd.	2.4%	Transportation – Cargo, Distribution	9.4%
Spotted Hawk Development, LLC	2.2%	Energy – Electricity	7.0%
Maxus Capital Carbon SPE I, LLC	2.0%	High Tech Industries	5.4%
Generation Brands Holdings, Inc.	2.0%	Consumer Goods – Durable	2.9%
Skyline Data, News and Analytics LLC (Dodge)	1.9%	Chemicals, Plastics & Rubber	2.5%
UniTek Global Services Inc.	1.9%	Hotel, Gaming, Leisure, Restaurants	2.4%

The following table shows the composition of our investment portfolio by geographic region as of March 31, 2017 and March 31, 2016, measured at fair value:

Geographic Region	% of Portfolio as of March 31, 2017	% of Portfolio as of March 31, 2016
North America	82.5%	88.3%
Western Europe	10.2%	9.6%
Asia	5.0%	—%
Cayman Islands	2.3%	1.9%
Australia	—%	0.2%
	100.0%	100.0%
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
Investment Valuation Process
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

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides valuation. In addition, some of our investments provide for payment-in-kind (“PIK”) interest or dividends. Such amounts of accrued PIK interest or dividends are added to the cost of the investment on the respective capitalization dates and generally become due at maturity of the investment or upon the investment being called by the issuer. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments.

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
Staffing
The Company has no employees. All of the services we utilize are provided by third parties. Our Chief Financial Officer, Chief Compliance Officer and Corporate Secretary and additional personnel assisting them in such functions are employees of AIA and perform their respective functions under the terms of the administration agreement with AIA. Certain of our other executive officers are managing partners of our Investment Adviser. Our day-to-day investment operations are managed by our Investment Adviser, which draws on the broader capabilities of the Opportunistic Credit segment of AGM’s credit business. In addition, we generally reimburse AIA for our allocable portion of expenses incurred by it in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our Chief Financial Officer, Chief Compliance Officer and Corporate Secretary and their respective staffs.
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
Available Information
We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements, codes of ethics and other information meeting the informational requirements of the 1934 Act. You may inspect and copy any materials we file with or submit to the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information filed electronically by us with the SEC which are available on the SEC’s Internet site at http://www.sec.gov. In addition, information specifically regarding how we voted proxies relating to portfolio securities for the year ended March 31, 2017 is available without charge, upon request, by calling 212-515-3450.  Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, Washington, D.C. 20549-0102.
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

Market conditions may in the future make it difficult to extend the maturity of or refinance our existing indebtedness, including the final maturity of our senior secured credit facility in December 2021, and any failure to do so could have a material adverse effect on our business. The illiquidity of our investments may make it difficult for us to sell such investments if required. As a result, we may realize significantly less than the value at which we have recorded our investments.
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
Volatility in the global financial markets resulting from relapse of the Eurozone crisis, geopolitical developments in Eastern Europe, turbulence in the Chinese stock markets and global commodity markets, the United Kingdom’s vote to leave the European Union or otherwise could have a material adverse effect on our business, financial condition and results of operations.
Volatility in the global financial markets could have an adverse effect on the United States and could result from a number of causes, including a relapse in the Eurozone crisis, geopolitical developments in Eastern Europe, turbulence in the Chinese stock markets and global commodity markets or otherwise.  In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these nations to continue to service their sovereign debt obligations. While the financial stability of many of such countries has improved significantly, risks resulting from any future debt crisis in Europe or any similar crisis could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European financial institutions. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected.
In the second quarter of 2015, stock prices in China experienced a significant drop, resulting primarily from continued sell-off of shares trading in Chinese markets. In addition, in August 2015, Chinese authorities sharply devalued China's currency. Since then, the Chinese capital markets have continued to experience periods of instability. These market and economic disruptions have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations.
In June 2016, the United Kingdom held a referendum (the “Referendum”) in which voters approved an exit from the European Union, commonly referred to as “Brexit,” which resulted in significant volatility in several international markets. The timing and the outcome of the negotiations between the United Kingdom and the European Union in connection with Brexit are highly uncertain and information regarding the long-term consequences of the vote is expected to become clearer over time.   Brexit has led to significant uncertainty in the business, legal and political environment. Risks associated with the outcome of the Referendum include short and long term market volatility and currency volatility (including volatility of the value of the British pound sterling relative to the United States dollar and other currencies and volatility in global currency markets generally), macroeconomic risk to the United Kingdom and European economies, impetus for further disintegration of the European Union and related political stresses (including those related to sentiment against cross border capital movements and activities of investors like us), prejudice to financial services businesses that are conducting business in the European Union and which are based in the United Kingdom, legal uncertainty regarding achievement of compliance with applicable financial and commercial laws and regulations in view of the expected steps to be taken pursuant to or in contemplation of Article 50 of the Treaty on European Union and negotiations undertaken under Article 218 of the Treaty on the Functioning of the European Union, and the unavailability of timely information as to expected legal, tax and other regimes. The Company will continue to monitor the potential impact of Brexit on its results of operations and financial condition.

Should the economic recovery in the United States be adversely impacted by increased volatility in the global financial markets caused by continued contagion from the Eurozone crisis, further turbulence in Chinese stock markets and global commodity markets, Brexit or for any other reason, loan and asset growth and liquidity conditions at U.S. financial institutions, including us, may deteriorate.
Uncertainty about the financial stability of the United States and the new presidential administration could have a significant adverse effect on our business, financial condition and results of operations.
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
In October 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. It is unclear what effect, if any, the conclusion of the Federal Reserve’s bond-buying program will have on the value of our investments. However, it is possible that, without quantitative easing by the Federal Reserve, these developments, along with the United States government’s credit and deficit concerns and the European sovereign debt crisis discussed above, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Additionally, in July 2016, the Federal Reserve reaffirmed its view that the current target range for the federal funds rate was appropriate based on current economic conditions. However, if key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.
Although it remains too early to accurately predict the forthcoming regulatory environment in light of the results of the November 2016 U.S. presidential election, a number of recent regulatory reforms, as well as proposals for future regulatory reform, may be blocked, repealed, modified or otherwise invalidated, including those that are in the process of being implemented. Potential reform initiatives or regulatory changes, including those arising out of or in connection with the presidential executive order dated February 3, 2017, that may directly or indirectly impact the Company’s business or operating activities include:

•	a repeal or modification of portions of the Dodd-Frank Act, including the Volcker Rule;

•	changes to the regulatory landscape of public companies, financial institutions and trading, advisory and asset management firms;

•	alterations to the SEC’s enforcement authority; and

•
the changing leadership at key financial regulatory agencies, including the SEC, the Office of the Comptroller of the Currency, the Commodity Futures Trading Commission, the Federal Reserve and the Financial Stability Oversight Council.

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
To maintain our status as a RIC in a subsequent year, we would be required to distribute to our stockholders our earnings and profits attributable to non-RIC years. In addition, if we failed to maintain our status as a RIC for a period greater than two taxable years, then we would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of up to ten years, in order to qualify as a RIC in a subsequent year.
We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.
For U.S. federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as original issue discount (“OID”), which may arise if, for example, we receive warrants in connection with the making of a loan or payment-in-kind interest, which represents contractual interest added to the loan balance and typically due at the end of the loan term or possibly in other circumstances. Such OID is included in income before we receive any corresponding cash payments and could be significant relative to our overall investment activities. Loans structured with these features may represent a higher level of credit risk than loans the interest on which must be paid in cash at regular intervals. We also may be required to include in income certain other amounts that we do not receive in cash.

The incentive fee payable by us that relates to our net investment income is computed and paid on income that may include some interest that has been accrued but not yet received in cash. If a portfolio company defaults on a loan, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible. Consequently, while we may make incentive fee payments on income accruals that we may not collect in the future and with respect to which we do not have a formal clawback right against our Investment Adviser per se, the amount of accrued income written off in any period will reduce the income in the period in which such write-off was taken and thereby reduce such period’s incentive fee payment. For the period between April 1, 2012 and March 31, 2017, the portion of the incentive fee that is attributable to deferred interest, such as PIK income, will not be paid to AIM until the Company receives such deferred interest in cash. The accrual of incentive fees shall be reversed if such interest is written off in connection with any write-off or similar treatment of the investment.
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
BDCs may issue and sell common stock at a price below net asset value per share only in limited circumstances, one of which is during the one-year period after stockholder approval. In the past, our stockholders have approved a plan so that during the subsequent 12 month period we could, in one or more public or private offerings of our common stock, sell or otherwise issue shares of our common stock at a price below the then current net asset value per share, subject to certain conditions including parameters on the level of permissible dilution, approval of the sale by a majority of our independent directors and a requirement that the sale price be not less than approximately the market price of the shares of our common stock at specified times, less the expenses of the sale. Although we currently do not have such authority, we may in the future seek to receive such authority on terms and conditions set forth in the corresponding proxy statement. There is no assurance such approvals will be obtained.
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
We are exposed to increased risk of loss due to our use of debt to make investments. A decrease in the value of our investments will have a greater negative impact on the value of our common stock than if we did not use debt. Our ability to make distributions will be restricted if we fail to satisfy certain of our asset coverage ratios and other financial covenants and any amounts that we use to service our indebtedness are not available for distributions to our common stockholders.

The agreements governing certain of our debt instruments require us to comply with certain financial and operational covenants. These covenants require us to, among other things, maintain certain financial ratios, including asset coverage and minimum stockholders’ equity. As of March 31, 2017, we were in compliance with these covenants. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. In the event of deterioration in the capital markets and pricing levels subsequent to this period, net unrealized loss in our portfolio may increase in the future. Absent an amendment to our Senior Secured Facility (as defined below), continued unrealized loss in our investment portfolio could result in non-compliance with certain covenants.
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
Borrowings and other types of financing, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. Our lenders and debt holders have fixed dollar claims on our assets that are superior to the claims of our common stockholders or any preferred stockholders. If the value of our assets increases, then leveraging would cause the net asset value to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of consolidated interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our common stockholders. Leverage is generally considered a speculative investment technique.
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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming no changes to our balance sheet as of March 31, 2017, a hypothetical one percent increase in LIBOR on our floating rate assets and liabilities would increase our earnings by three cents per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2017, a hypothetical two percent increase in LIBOR on our floating rate assets and liabilities would increase our earnings by seven cents per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2017, a hypothetical three percent increase in LIBOR on our floating rate assets and liabilities would increase our earnings by ten cents per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2017, a hypothetical four percent increase in LIBOR on our floating rate assets and liabilities would increase our earnings by fourteen cents per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2017, a hypothetical one percent decrease in LIBOR on our floating rate assets and liabilities would decrease our earnings by less than one cent per average share over the next twelve months. In addition, we believe that our interest rate matching strategy and our ability to hedge mitigates the effects any changes in interest rates may have on our investment income. Although management believes that this is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase or decrease in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.
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
A large percentage of our portfolio investments are not publicly traded. The fair value of these investments may not be readily determinable. We value these investments quarterly at fair value (based on ASC 820, its corresponding guidance and the principal markets in which these investments trade) as determined in good faith by or under the direction of our Board of Directors pursuant to a written valuation policy and a consistently applied valuation process utilizing the input of our Investment Adviser, independent valuation firms, third party pricing services and the Audit Committee of the Board of Directors. Our Board of Directors utilizes the services of independent valuation firms to aid it in determining the fair value of these investments. The types of factors that may be considered in fair value pricing of these investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to more liquid securities, indices and other market-related inputs, discounted cash flow, our principal market and other relevant factors. For these securities for which a quote is either not readily available or deemed not to represent fair value, we utilize independent valuation firms to assist with valuation of these Level 3 investments. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a readily available market for these investments existed and may differ materially from the amounts we realize on any disposition of such investments. Our net asset value could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon the disposal of such investments.In addition, decreases in the market values or fair values of our investments are recorded as unrealized loss. Unprecedented declines in prices and liquidity in the corporate debt markets have resulted in significant net unrealized loss in our portfolio in the past. The effect of all of these factors on our portfolio has reduced our NAV by increasing net unrealized loss in our portfolio. Depending on market conditions, we could incur substantial realized losses and may continue to suffer additional unrealized losses in future periods, which could have a material adverse impact on our business, financial condition and results of operations.
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

On March 29, 2016, we received an exemptive order from the SEC permitting us greater flexibility to negotiate the terms of co-investment transactions with certain of our affiliates, including investment funds managed by AIM or its affiliates, subject to the conditions included therein. Under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must be able to reach certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our Board of Directors approved criteria. In certain situations where co-investment with one or more funds managed by AIM or its affiliates is not covered by the Order, the personnel of AIM or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. The Order is subject to certain terms and conditions so there can be no assurance that we will be permitted to co-invest with certain of our affiliates other than in the circumstances currently permitted by regulatory guidance and the Order.
There are significant potential conflicts of interest which could adversely affect our investment returns.
Allocation of Personnel
Potential investment and disposition opportunities are generally approved by one or more investment committees composed of personnel across AGM including Messrs. Zelter, Widra, Ryan and Powell and/or by all or a majority of Messrs. Zelter, Widra, Ryan and Powell depending on the underlying investment type and/or the amount of such investment. Our executive officers and directors, and the partners of our Investment Adviser, AIM, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. Moreover, we note that, notwithstanding the difference in principal investment objectives between us and other AGM funds, such other AGM sponsored funds, including new affiliated potential pooled investment vehicles or managed accounts not yet established (whether managed or sponsored by AGM or AIM itself), have and may from time to time have overlapping investment objectives with us and, accordingly, invest in, whether principally or secondarily, asset classes similar to those targeted by us. To the extent such other investment vehicles have overlapping investment objectives, the scope of opportunities otherwise available to us may be adversely affected and/or reduced. As a result, certain partners of AIM may face conflicts in their time management and commitments as well as in the allocation of investment opportunities to other AGM funds. In addition, in the event such investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, AIM our desired investment portfolio may be adversely affected. Although AIM endeavors to allocate investment opportunities in a fair and equitable manner, it is possible that we may not be given the opportunity to participate in certain investments made by investment funds managed by AIM or investment managers affiliated with AIM.
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
To the extent OID and PIK interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.
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

•
Capitalizing PIK interest to loan principal increases our gross assets, thus increasing our Investment Adviser’s future base management fees, and increases future investment income, thus increasing our Investment Adviser’s future income incentive fees at a compounding rate.

•	Market prices of zero-coupon or PIK securities may be affected to a greater extent by interest rate changes and may be more volatile than securities that pay interest periodically and in cash.

•
For accounting purposes, any cash distributions to stockholders representing OID and PIK income are not treated as coming from paid-in capital, even if the cash to pay them comes from offering proceeds. As a result, despite the fact that a distribution representing OID and PIK income could be paid out of amounts invested by our stockholders, the 1940 Act does not require that stockholders be given notice of this fact by reporting it as a return of capital.

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
The Maryland General Corporation Law, our charter and our bylaws contain provisions that may discourage, delay or make more difficult a change in control or the removal of our directors. We are subject to Subtitle 6 of Title 3 of the Maryland General Corporate Law, the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our Board of Directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our Board of Directors, including approval by a majority of our disinterested directors. If the resolution exempting business combinations is repealed or our Board of Directors does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. We are subject to Subtitle 7 of Title 3 of the Maryland General Corporate Law, the Maryland Control Share Acquisition Act. Our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our common stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Acquisition Act, the Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such an offer. We intend to give the SEC prior notice should our Board of Directors elect to amend our bylaws to repeal the exemption from the Control Share Acquisition Act.
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
Our business is dependent on our Investment Adviser and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

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

Risks Relating to our Investments
Our investments in portfolio companies are risky, and we could lose all or part of our investment.
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
We may invest in debt and equity positions of structured products, such as CLOs and CLNs. A CLO is a form of securitization in which the cash flows of a portfolio of loans are pooled and passed on to different classes of owners in various tranches. A CLN is a synthetic obligation between two or more parties where the payment of principal and/or interest is based on the performance of some reference obligation. CLNs are created by embedding a credit default swap in a funded asset to form an investment whose credit risk and cash flow characteristics resemble those of a bond or loan. These CLNs pay an enhanced coupon to the investor for taking on the added credit risk of the reference issuer. In addition to the credit risk of the reference entity and interest rate risk, the buyer/seller of credit-linked notes is subject to counterparty risk.
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
Certain CLNs also may be thinly traded or have a limited trading market. CLNs are typically privately offered and sold. Holders of CLNs bear risks of the underlying investments, index or reference obligation and are subject to counterparty risk. CLNs are used to transfer credit risk. The performance of the notes is linked to the performance of some underlying reference obligation. The notes are usually issued by a special purpose vehicle (“SPV”) that sells credit protection through a credit default swap transaction in return for a premium and an obligation to pay the transaction sponsor should a reference entity experience a certain credit event or events, such as bankruptcy. The SPV invests the proceeds from the notes to cover its contingent payment obligation. Revenue from the investments and the money received as premium are used to pay interest to note holders. The main risk of credit-linked notes is the risk of the reference entity experiencing a credit event that triggers the contingent payment obligation. Should such an event occur, the SPV would have to pay the transaction sponsor and payments to the note holders would be subordinated.
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
The incentive fee payable by us to AIM also may create an incentive for AIM to invest on our behalf in instruments that have a deferred interest feature such as investments with PIK provisions. Under these investments, we would accrue the interest over the life of the investment but would typically not receive the cash income from the investment until the end of the term or upon the investment being called by the issuer. Our net investment income used to calculate the income portion of our incentive fee, however, includes accrued interest. For the time period between April 1, 2012 and March 31, 2017, the portion of the incentive fee that is attributable to deferred interest, such as PIK, will not be paid to AIM until Apollo Investment receives such interest in cash. Even though such portion of the incentive fee will be paid only when the accrued income is collected, the accrued income is capitalized and included in the calculation of the base management fee. The accrual of incentive fees shall be reversed if such interest is written off in connection with any write-off or similar treatment of the investment. The payment of incentive fees to AIM is made on accruals of expected cash interest. If a portfolio company defaults on a loan, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible. Thus, while a portion of this incentive fee would be based on income that we have not yet received in cash and with respect to which we do not have a formal claw-back right against our Investment Adviser per se, the amount of accrued income to the extent written off in any period will reduce the income in the period in which such write-off was taken and thereby reduce such period’s incentive fee payment. However, even if a loan is put on non-accrual status, its capitalized interest will not be reversed and may continue to be included in the calculation of the base management fee based on an estimation of the loan’s fair value.
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
Risks Relating to our Debt Instruments
Our senior secured credit facility begins amortizing in January 2021 and any inability to renew, extend or replace the facility could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.
On December 22, 2016, the Company amended and restated its senior secured, multi-currency, revolving credit facility (the “Senior Secured Facility”) from the previous April 24, 2015 amendment. The amendment decreased the lenders’ commitments from $1.31 billion to $1.14 billion, extended the final maturity date through December 22, 2021, and allows the Company to seek additional commitments from new and existing lenders in the future, up to an aggregate facility size not to exceed $1.965 billion. The Senior Secured Facility is secured by substantially all of the assets in Apollo Investment’s portfolio, including cash and cash equivalents. Commencing January 31, 2021, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the Senior Secured Facility as of December 22, 2021. In addition, the stated interest rate on the facility remains a formula-based calculation based on a minimum borrowing base, resulting in a stated interest rate, depending on the type of borrowing, of (a) either LIBOR plus 1.75% per annum or LIBOR plus 2.00% per annum, or (b) either Alternate Base Rate plus 0.75% per annum or Alternate Base Rate plus 1% per annum. As of March 31, 2017, the stated interest rate on the facility was LIBOR plus 2.00%. The Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Senior Secured Facility and participation and fronting fees totaling 2.25% per annum on the letters of credit issued.
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
On September 29, 2011, the Company closed a private offering of $45 million aggregate principal amount of senior secured notes consisting of two series: $29 million aggregate principal amount of 5.875% Senior Secured Notes, Series A, due September 29, 2016 (the “Series A Notes”); and $16 million aggregate principal amount of 6.250% Senior Secured Notes, Series B, due September 29, 2018 (the “Series B Notes”). On September 29, 2016, the Series A Notes, which had an outstanding principal balance of $29 million, matured and were repaid in full.
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

There can be no assurance that we will be able to replace the Series B Notes, the 2042 Notes, the 2043 Notes or the 2025 Notes upon their maturity on terms that are favorable to us, if at all. Our ability to replace the Series B Notes, the 2042 Notes, the 2043 Notes or the 2025 Notes will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to replace or repay the Series B Notes, the 2042 Notes, the 2043 Notes or the 2025 Notes at the time of their maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC.
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
You should also be aware that there may be a limited number of buyers if and when you decide to sell your debt securities. This too may materially adversely affect the market value of the debt securities or the trading market for the debt securities.
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
We will be subject to a 4% non-deductible federal excise tax on certain undistributed income of RICs unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years. We will not be subject to excise taxes on amounts on which we are required to pay corporate income taxes (such as retained net capital gains). Finally, if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to liquidate some of our investments and raise cash in order to make cash distribution payments.

Our shares may trade at discounts from net asset value or at premiums that are unsustainable over the long term.
Shares of BDCs may trade at a market price that is less than the net asset value that is attributable to those shares. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share may decline. The possibility that our shares of common stock will trade at a discount from net asset value or at a premium that is unsustainable over the long term are separate and distinct from the risk that our net asset value will decrease. It is not possible to predict whether shares will trade at, above, or below net asset value.
Investigations and reviews of Apollo affiliates’ use of placement agents could harm Apollo Investment’s reputation, depress its stock price or have other negative consequences.
While Apollo Investment has not, to date, raised any funds through the use of placement agents (other than through the ordinary course engagement of underwriters, from time to time, in connection with the public offering of Apollo Investment’s securities), affiliates of AIM sometimes use placement agents to assist in marketing certain of the investment funds that they manage. Various state attorneys general and federal and state agencies have initiated industry-wide investigations into the use of placement agents in connection with the solicitation of investments, particularly with respect to investments by public pension funds. Certain affiliates of AGM have received subpoenas and other requests for information from various government regulatory agencies and investors in AGM’s funds, seeking information regarding the use of placement agents. California Public Employees’ Retirement System (“CalPERS”), one of AGM’s strategic investors, announced on October 14, 2009 that it had initiated a special review of placement agents and related issues. The report of the CalPERS special review was issued on March 14, 2011. That report does not allege any wrongdoing on the part of AGM or its affiliates. AGM is continuing to cooperate with all such investigations and other reviews. In addition, on May 6, 2010, the California Attorney General filed a civil complaint against Alfred Villalobos and his company, Arvco Capital Research, LLC (“Arvco”), a placement agent that AGM has used, and Federico Buenrostro Jr., the former CEO of CalPERS, alleging conduct in violation of certain California laws in connection with CalPERS’s purchase of securities in various funds managed by AGM and another asset manager. None of Apollo Investment, AIM or AGM are parties to the civil lawsuit, and the lawsuit does not allege any misconduct on the part of Apollo Investment, AIM or AGM. Likewise, on April 23, 2012, the SEC filed a lawsuit alleging securities fraud on the part of Arvco, as well as Messrs. Buenrostro and Villalobos, in connection with their activities concerning certain CalPERS investments in funds managed by AGM. This lawsuit also does not allege wrongdoing on the part of AGM, and in fact alleges that AGM was defrauded by Arvco, Villalobos, and Buenrostro. On March 14, 2013, the United States Department of Justice unsealed an indictment against Messrs. Villalobos and Buenrostro alleging, among other crimes, fraud in connection with those same activities; again, AGM is not accused of any wrongdoing and in fact is alleged to have been defrauded by the defendants. The criminal action was set for trial in a San Francisco federal court in July 2014, but was put on hold after Mr. Buenrostro pleaded guilty on July 11, 2014. As part of Mr. Buenrostro’s plea agreement, he admitted to taking cash and other bribes from Mr. Villalobos in exchange for several improprieties, including attempting to influence CalPERS’ investing decisions and improperly preparing disclosure letters to satisfy AGM’s requirements. There is no suggestion that AGM was aware that Mr. Buenrostro had signed the letters with a corrupt motive. The government has indicated that they will file new charges against Mr. Villalobos incorporating Mr. Buenrostro’s admissions. On August 7, 2014, the government filed a superseding indictment against Mr. Villalobos asserting additional charges. Trial had been scheduled for February 23, 2015, but Mr. Villalobos passed away on January 13, 2015. Additionally, on April 15, 2013, Mr. Villalobos, Arvco and related entities (the “Arvco Debtors”) brought a civil action in the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”) against AGM. The action is related to the ongoing bankruptcy proceedings of the Arvco Debtors. This action alleges that Arvco served as a placement agent for AGM in connection with several funds associated with AGM, and seeks to recover purported fees the Arvco Debtors claim AGM has not paid them for a portion of Arvco’s placement agent services. In addition, the Arvco Debtors allege that AGM has interfered with the Arvco Debtors’ commercial relationships with third parties, purportedly causing the Arvco Debtors to lose business and to incur fees and expenses in the defense of various investigations and litigations. The Arvco Debtors also seek compensation from AGM for these alleged lost profits and fees and expenses. The Arvco Debtors’ complaint asserts various theories of recovery under the Bankruptcy Code and common law. AGM denies the merit of all of the Arvco Debtors’ claims and will vigorously contest them. The Bankruptcy Court had stayed this action pending the result in the criminal case against Mr. Villalobos but lifted the stay on May 1, 2015; in light of Mr. Villalobos’s death, the criminal case was dismissed. On August 25, 2016, Christina Lovato, in her capacity as the Chapter 7 Trustee for the Arvco Debtors, filed an amended complaint. No estimate of possible loss, if any, can be made at this time.

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
All distributions declared in cash payable to stockholders that are participants in our dividend reinvestment plan are generally automatically reinvested in shares of our common stock. As a result, stockholders that do not participate in the dividend reinvestment plan may experience dilution over time. Stockholders who do not elect to receive distributions in shares of common stock may experience accretion to the net asset value of their shares if our shares are trading at a premium and dilution if our shares are trading at a discount. The level of accretion or discount would depend on various factors, including the proportion of our stockholders who participate in the plan, the level of premium or discount at which our shares are trading and the amount of the distribution payable to a stockholder.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of March 31, 2017, we did not own any real estate or other physical properties materially important to our operations. Our administrative and principal executive offices are located at 730 Fifth Avenue, New York, NY 10019 and 9 West 57th Street, New York, NY 10019, respectively. We believe that our office facilities are suitable and adequate for our business as it is currently conducted.
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
In December 2016, AGM received a subpoena from the SEC principally concerning AGM’s disclosure of IRR calculations for certain private equity funds, costs associated with a European service provider, and certain personnel changes.  These topics generally track matters with which AGM is familiar and has previously examined. The matters at issue in the subpoena do not pertain to activities of the Company. AGM is fully cooperating with the SEC in this matter.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock and Stockholders
Our common stock is traded on the NASDAQ Global Select Market under the symbol “AINV.”
The following table sets forth, for the quarterly reporting periods indicated, the net asset value (“NAV”) per share of our common stock and the high and low sales price for our common stock, as reported on the NASDAQ Global Select Market, and distributions per share information:

	NAV Per Share (1)	Sales Price		Premium (Discount) of High Sales Price to NAV (2)	Premium (Discount) of Low Sales Price to NAV (2)	Distributions Declared
		High	Low
Year Ended March 31, 2017
Fourth quarter	$6.74	$6.58	$5.82	(2.4)%	(13.6)%	$0.15
Third quarter	$6.86	$6.25	$5.65	(8.9)%	(17.6)%	$0.15
Second quarter	$6.95	$6.27	$5.42	(9.8)%	(22.0)%	$0.15
First quarter	$6.90	$5.97	$5.03	(13.5)%	(27.1)%	$0.20
Year Ended March 31, 2016
Fourth quarter	$7.28	$5.70	$4.26	(21.7)%	(41.5)%	$0.20
Third quarter	$7.56	$6.39	$4.78	(15.5)%	(36.8)%	$0.20
Second quarter	$7.83	$7.29	$5.36	(6.9)%	(31.5)%	$0.20
First quarter	$8.01	$8.03	$6.95	0.2%	(13.2)%	$0.20
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
While our common stock has from time to time traded in excess of our net asset value, there can be no assurance, however, that it will trade at such a premium (to NAV) in the future. The last reported closing market price of our common stock on May 16, 2017 was $6.49 per share. As of May 16, 2017, we had 69 stockholders of record.
Distributions
We intend to continue to make quarterly distributions to our stockholders. Our quarterly distributions, if any, will be determined by our Board of Directors. We expect that our distributions to stockholders generally will be from accumulated net investment income and from cumulative net realized capital gains, as applicable, although a portion may represent a return of capital.
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
We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions.
We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a BDC, we may in the future be limited in our ability to make distributions. Also, our revolving credit facility may limit our ability to declare distributions if we default under certain provisions or fail to satisfy certain other conditions. If we do not distribute a certain percentage of our income annually, we may suffer adverse tax consequences, including possible loss of the tax benefits available to us as a RIC.

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
With respect to the distributions to stockholders, income from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies is treated as taxable income and accordingly, distributed to stockholders.
All distributions declared in cash payable to stockholders that are participants in our dividend reinvestment plan are generally automatically reinvested in shares of our common stock. Stockholders who do not elect to receive distributions in shares of common stock may experience accretion to the net asset value of their shares if our shares are trading at a premium and dilution if our shares are trading at a discount. The level of accretion or discount would depend on various factors, including the proportion of our stockholders who participate in the plan, the level of premium or discount at which our shares are trading and the amount of the dividend payable to a stockholder.
The following table lists the quarterly distributions per share from our common stock for the past two fiscal years:

Distributions Declared
Year Ended March 31, 2017
Fourth quarter	$0.15
Third quarter	$0.15
Second quarter	$0.15
First quarter	$0.20
Year Ended March 31, 2016
Fourth quarter	$0.20
Third quarter	$0.20
Second quarter	$0.20
First quarter	$0.20
Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
The Company adopted the following plans, approved by the Board of Directors, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the 1934 Act (the “Repurchase Plans”):

Date of Adoption	Maximum Cost of Shares That May Be Repurchased		Cost of Shares Repurchased		Remaining Cost of Shares That May Be Repurchased
August 6, 2015	$50.0	million	$50.0	million	$—
December 14, 2015	50.0	million	50.0	million	—
September 14, 2016	50.0	million	0.4	million	49.6	million
Total as of March 31, 2017	$150.0	million	$100.4	million	$49.6	million
The Repurchase Plans were designed to allow the Company to repurchase its shares both during its open window periods and at times when it otherwise might be prevented from doing so under applicable insider trading laws or because of self-imposed trading blackout periods. A broker selected by the Company will have the authority under the terms and limitations specified in an agreement with the Company to repurchase shares on the Company’s behalf in accordance with the terms of the Repurchase Plans. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the Repurchase Plans. Pursuant to the Repurchase Plans, the Company may from time to time repurchase a portion of its shares of common stock and the Company is hereby notifying stockholders of its intention as required by applicable securities laws.

Under the Repurchase Plans described above, the Company allocated the following amounts to be repurchased in accordance with SEC Rule 10b5-1 (the “10b5-1 Repurchase Plans”):

Effective Date	Termination Date	Amount Allocated to 10b5-1 Repurchase Plans
September 15, 2015	November 5, 2015	$5.0	million
January 1, 2016	February 5, 2016	10.0	million
April 1, 2016	May 19, 2016	5.0	million
July 1, 2016	August 5, 2016	15.0	million
September 30, 2016	November 8, 2016	20.0	million
January 4, 2017	February 6, 2017	10.0	million
March 31, 2017	May 19, 2017	10.0	million
The following table presents information with respect to the Company’s purchases of its common stock since adoption of the Repurchase Plans through March 31, 2017:

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans
August 2015	1,530,000	$6.57	1,530,000	$40.0	million
September 2015	1,810,400	6.15	1,810,400	28.8	million
November 2015	3,350,000	6.03	3,350,000	8.6	million
December 2015	1,882,329	5.86	1,882,329	47.6	million
January 2016	2,012,126	4.97	2,012,126	37.6	million
June 2016	1,088,800	5.58	1,088,800	31.5	million
July 2016	49,475	5.51	49,475	31.2	million
August 2016	1,788,882	5.89	1,788,882	20.7	million
September 2016	1,234,569	6.04	1,234,569	63.2	million
October 2016	1,582,250	5.94	1,582,250	53.8	million
November 2016	717,866	5.82	717,866	49.6	million
Total	17,046,697	$5.89	17,046,697

Stock Performance Graph
This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, for the period March 31, 2012 through March 31, 2017. The graph assumes that, on March 31, 2012, a person invested $100 in each of the following: our common stock, the S&P 500 Index, the Russell 2000 Financial Services Index, and the S&P Small Cap 600 Financials Index. The graph measures total stockholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities.
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

	Year Ended March 31,
	2017	2016	2015	2014	2013
Summary of Operations
Total investment income	$279,862	$379,745	$433,631	$381,346	$331,994
Net expenses	130,619	186,488	205,658	180,098	164,634
Net investment income	149,243	193,257	227,973	201,248	167,360
Net realized and change in unrealized gains (losses)	(130,873)	(237,783)	(152,551)	69,624	(62,889)
Net increase (decrease) in net assets resulting from operations	18,370	(44,526)	75,422	270,872	104,471
Per Share Data
Net asset value	$6.74	$7.28	$8.18	$8.67	$8.27
Net investment income	0.67	0.83	0.96	0.91	0.83
Earnings (loss) per share — basic	0.08	(0.19)	0.32	1.21	0.51
Earnings (loss) per share — diluted (1)	N/A	(0.19)	0.32	1.18	0.51
Distributions declared	0.65	0.80	0.80	0.80	0.80
Balance Sheet Data
Total assets (2)	$2,410,120	$3,078,637	$3,543,738	$3,625,865	$2,931,027
Total debt outstanding (2)	848,449	1,312,960	1,481,606	1,356,175	1,142,782
Net assets	1,481,797	1,645,581	$1,937,608	2,051,611	1,677,389
Other Data
Total return (3)	31.44%	(17.53)%	1.86%	9.40%	28.24%
Number of portfolio companies at year end	86	89	105	111	81
Total portfolio investments for the year	$601,065	$1,088,517	$2,211,081	$2,816,149	$1,537,366
Investment sales and repayments for the year	$1,094,634	$1,338,689	$2,250,782	$2,322,189	$1,337,431
Weighted average yield on debt portfolio at year end	10.3%	11.0%	11.2%	11.1%	11.9%
Weighted average shares outstanding — basic	222,415,073	232,555,815	236,741,351	222,800,255	202,875,329
Weighted average shares outstanding — diluted (2)	N/A	232,555,815	236,741,351	237,348,355	202,875,329
____________________

(1)
In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. For the year ended March 31, 2017, the Company did not have any convertible notes. As such, diluted EPS and diluted weighted average share outstanding were not applicable. For the years ended March 31, 2016, 2015 and 2013, anti-dilution would total $0.04, $0.02 and $0.02, respectively.

(2)	Numbers prior to March 31, 2017 were updated due to the retrospective application of the new accounting pronouncements (ASU 2015-03 and ASU 2015-15) adopted as of April 1, 2016.

(3)
Total return is based on the change in market price per share and takes into account distributions and distributions, if any, reinvested in accordance with Apollo Investment’s dividend reinvestment plan.

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
Overview
Apollo Investment Corporation (the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” or “our”) was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. We commenced operations on April 8, 2004 upon completion of our initial public offering that raised $870 million in net proceeds from selling 62 million shares of common stock at a price of $15.00 per share. Since then, and through March 31, 2017, we have raised approximately $2.21 billion in net proceeds from additional offerings of common stock and we have repurchased common stock for $100.4 million.
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
Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment, and the competitive environment for the types of investments we make. As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of March 31, 2017, non-qualifying assets represented approximately 23.1% of the total assets of the Company.
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
Portfolio and Investment Activity
Our portfolio and investment activity during the years ended March 31, 2017 and March 31, 2016 was as follows:

	Year Ended March 31,
(in millions)*	2017	2016
Investments made in portfolio companies	$601.1	$1,088.5
Investments sold	(219.5)	(738.4)
Net activity before repaid investments	381.6	350.1
Investments repaid	(875.2)	(600.3)
Net investment activity	$(493.6)	$(250.2)

Portfolio companies at beginning of period	89	105
Number of new portfolio companies	37	22
Number of exited portfolio companies	(40)	(38)
Portfolio companies at end of period	86	89

Number of investments made in existing portfolio companies	26	35

*	Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of March 31, 2017 and March 31, 2016 were as follows:

	March 31, 2017		March 31, 2016
Portfolio composition, at fair value:
Secured debt	75%		65%
Unsecured debt	7%		9%
Structured products and other	7%		11%
Preferred equity	1%		3%
Common equity/interests and warrants	10%		12%
Weighted average yields, at amortized cost, exclusive of investments on non-accrual status (1):
Secured debt portfolio	10.2%		11.0%
Unsecured debt portfolio	11.1%		10.7%
Total debt portfolio	10.3%		11.0%
Interest rate type, at fair value (2):
Fixed rate amount	$0.2	billion	$0.3	billion
Floating rate amount	$1.1	billion	$1.0	billion
Fixed rate, as percentage of total	16%		24%
Floating rate, as percentage of total	84%		76%
Interest rate type, at amortized cost (2):
Fixed rate amount	$0.2	billion	$0.4	billion
Floating rate amount	$1.0	billion	$1.0	billion
Fixed rate, as percentage of total	17%		26%
Floating rate, as percentage of total	83%		74%
____________________

(1)	An investor’s yield may be lower than the portfolio yield due to sales loads and other expenses.

(2)
The Company has modified the calculation of its interest rate type information. The interest type information is calculated using the Company’s corporate debt portfolio and excludes aviation, oil and gas, structured credit, renewables, shipping , commodities and investments on non-accrual status.  Prior periods have been modified to reflect this definition.

Since the initial public offering of Apollo Investment in April 2004 and through March 31, 2017, invested capital totaled $17.0 billion in 398 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 100 different financial sponsors.
Recent Developments
On January 4, 2017, Hilary E. Ackermann, a member of the Board of Directors (the “Board”) of the Company, tendered a letter of resignation from the Board effective immediately. Ms. Ackermann’s decision was not a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.
As a result of Ms. Ackermann’s resignation, on February 3, 2017, the Board unanimously acted, pursuant to authority in the Company’s by-laws, to reduce the size of the Board from nine to eight Directors.
On March 15, 2017, the Board of Directors of the Company increased its size by one director and immediately filled the vacancy created by such increase by appointing Barbara Matas to serve as a Class II Director of the Company. Ms. Matas will serve on the Company’s Board of Directors until the Company’s 2018 Annual Meeting of Stockholders or until her successor is duly elected and qualified.
Ms. Matas formerly served as the Chairman of Citigroup’s Leveraged Finance business from 2013 to 2016 and co-head from 2006 to 2013.  Ms. Matas joined Citicorp in 1985 and held various leadership positions in leveraged finance and high yield capital markets at Citicorp, Salomon Brothers and Citigroup until 2006.  She began her career as an auditor at Touche Ross.  Ms. Matas has also been a director of Select Comfort since 2016.  Ms. Matas holds a B.S. in accounting and quantitative analysis from New York University and an M.B.A. in corporate finance from the University of Michigan.

There are no arrangements or understandings between Ms. Matas and any other persons pursuant to which she was selected as a Director. There are no current or proposed transactions between the Company and Ms. Matas or her immediate family members that would require disclosure under Item 404(a) of Regulation S-K.
On March 15, 2017, the Investment Adviser agreed to extend the 2017 Management Fee Waiver and 2017 Incentive Fee Waiver (as defined in Note 3 within the notes to financial statements) effective April 1, 2017 through March 31, 2018.

On May 17, 2017, the Company’s Board of Directors appointed Amit Joshi, Assistant Treasurer of the Company, as Chief Accounting Officer of the Company, effective immediately. Mr. Joshi will also continue to serve as Assistant Treasurer of the Company.
Prior to joining the Company, Mr. Joshi worked at Ernst & Young LLP and provided assurance and advisory services to a wide variety of clients in the financial services industry. Mr. Joshi has extensive knowledge of fund-level and portfolio-level accounting, US GAAP and SOX compliance, valuation, tax and financial reporting practices across a wide range of investment strategies, including hedge funds, private equities, CLOs, BDCs and mutual funds. Mr. Joshi is a Certified Public Accountant , Chartered Financial Analyst and Chartered Accountant. He received a Bachelor of Commerce degree in Accounting and Finance from the Calcutta University, India.
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

As of March 31, 2017, $2.06 billion or 89.1% of the Company’s investments were classified as Level 3. The high proportion of Level 3 investments relative to our total investments is directly related to our investment philosophy and target portfolio, which consists primarily of long-term secured debt, as well as unsecured and mezzanine positions of private middle-market companies. A fundamental difference exists between our investments and those of comparable publicly traded fixed income investments, namely high-yield bonds, and this difference affects the valuation of our private investments relative to comparable publicly traded instruments.
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

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides valuation. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered in the valuation process of independent valuation firms. During the year ended March 31, 2017, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.
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
Results of Operations
Operating results for the years ended March 31, 2017, 2016 and 2015 were as follows:

	Year Ended March 31,
(in millions)*	2017	2016	2015
Investment income
Interest income	$240.5	$310.3	$388.6
Dividend income	34.8	57.8	32.5
Other income	4.6	11.6	12.5
Total investment income	$279.9	$379.7	$433.6
Expenses
Management and performance-based incentive fees, net of amounts waived	$50.5	$90.7	$111.2
Interest and other debt expenses, net of reimbursements	59.7	80.8	79.2
Administrative services expense, net of reimbursements	7.3	6.3	5.7
Other general and administrative expenses	13.2	8.7	9.5
Net expenses	$130.7	$186.5	$205.7
Net investment income	$149.2	$193.3	$228.0
Net realized and change in unrealized gains (losses)
Net realized losses	$(41.8)	$(195.4)	$(13.4)
Net change in unrealized losses	(89.1)	(42.4)	(139.2)
Net realized and change in unrealized losses	(130.9)	(237.8)	(152.6)
Net increase (decrease) in net assets resulting from operations	$18.4	$(44.5)	$75.4

Net investment income on per average share basis	$0.67	$0.83	$0.96
Earnings (loss) per share — basic	$0.08	$(0.19)	$0.32
Earnings (loss) per share — diluted (1)	N/A	$(0.19)	$0.32
____________________

*	Totals may not foot due to rounding.

(1)
Diluted earnings (loss) per share is calculated using the if-converted method. In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. For the year ended March 31, 2017, the Company did not have any convertible notes. As such, diluted EPS was not applicable. For the years ended March 31, 2016 and 2015, anti-dilution would total $0.04 and $0.02, respectively.

Total Investment Income
For the year ended March 31, 2017 as compared to the year ended March 31, 2016
The decrease in total investment income for the year ended March 31, 2017 compared to the year ended March 31, 2016 was driven by the decrease in interest income of $69.8 million, the decrease in dividend income of $23.1 million and the decrease in other income of $7.0 million. The decrease in interest income is due to a lower income-bearing investment portfolio and a decrease in overall yield for the total debt portfolio to 10.3% from 11.0%. The decrease in the dividend income is due to the exit of Golden Hill CLO I, LLC and restructuring of AMP Solar (UK) Limited to Solarplicity Group Limited, which were dividend yielding investments, and also due to a decrease in dividends from Dynamic Product Tankers, LLC, MSEA Tankers LLC and other structured products. The decrease in dividend income is partially offset by an increase in dividends received from Merx Aviation Finance, LLC.
For the year ended March 31, 2016 as compared to the year ended March 31, 2015
The decrease in total investment income for the year ended March 31, 2016 compared to the year ended March 31, 2015 was driven by the decrease in interest income of $78.3 million due to a lower income-bearing investment portfolio, an increase in investments on non-accrual status, and a decrease in prepayment fees and income recognized from the acceleration of OID on repaid investments which totaled $12.9 million and $44.0 million for the year ended March 31, 2016 and March 31, 2015, respectively. The decrease in total investment income was partially offset by an increase in dividend income of $25.3 million, primarily due to distributions received from the following portfolio companies: AMP Solar (UK) Limited; Dynamic Product Tankers, LLC; Golden Bear Warehouse LLC; Golden Hill CLO I, LLC; Merx Aviation Finance, LLC; and MSEA Tankers LLC.
Net Expenses
For the year ended March 31, 2017 as compared to the year ended March 31, 2016
The decrease in expenses for the year ended March 31, 2017 compared to the year ended March 31, 2016 was primarily driven by the decrease of $40.2 million in management and performance-based incentive fees (net of amounts waived) due to lower management fee and incentive fee rates, lower average gross assets, lower investment income and the reversal of $13.2 million of the deferred incentive fee payable related to PIK income deemed to be no longer realizable. In addition, there was a decrease of $21.1 million in interest and other debt expenses due to the repayment of the Senior Secured Notes in October 2015, repayment of Convertible Notes in January 2016 and a reduction in the average debt outstanding from $1.46 billion during the year ended March 31, 2016 to $1.05 billion during the year ended March 31, 2017. The decrease in expenses is partially offset by $2.7 million of non-recurring expenses related to a strategic transaction that was considered but did not occur.
For the year ended March 31, 2016 as compared to the year ended March 31, 2015
The decrease in expenses for the year ended March 31, 2016 compared to the year ended March 31, 2015 was primarily driven by a decrease of $20.5 million in management and performance-based incentive fees (net of amounts waived) due to lower average gross assets, a higher CION fee (as described in Note 3 within the notes to the financial statements) offset, lower investment income, and reversal of prior period incentive fee due to lower than par realization on certain PIK investments. The decrease in management and performance-based incentive fees was partially offset by an increase of $1.5 million in interest and other debt expenses, primarily due to the issuance of the 2025 Notes in March 2015, which increased the total cost of debt from 4.98% for the year ended March 31, 2015 to 5.45% for the year ended March 31, 2016. The increase in interest expense related to the 2025 Notes was partially offset by decreased utilization of the Senior Secured Facility, the repayment of the Senior Secured Notes in October 2015, and the repayment of the Convertible Notes in January 2016, which collectively decreased the average debt outstanding from $1.59 billion during the year ended March 31, 2015 to $1.46 billion during the year ended March 31, 2016.

Net Realized Gains (Losses)
During the year ended March 31, 2017, we recognized gross realized gains of $103.1 million and gross realized losses of $144.9 million, resulting in net realized loss of $41.8 million. Significant realized gains (losses) for the year ended March 31, 2017 are summarized below:

(in millions)	Net Realized Gain (Loss)
Generation Brands Holdings, Inc.	$46.2
Golden Bear Warehouse LLC	34.2
MCF CLO III, LLC	5.2
Explorer Coinvest, LLC	3.3
Dark Castle Holdings, LLC	2.5
Aventine Renewable Energy Holdings, Inc.	(3.6)
River Cree Enterprises LP	(4.2)
Aveta, Inc.	(11.9)
Osage Exploration & Development, Inc.	(19.2)
Solarplicity Group Limited	(38.4)	*
Garden Fresh Restaurant Corp.	(58.6)
___________________
* Included in this amount is a realized loss on foreign currency of $7.9 million which is substantially offset by $8.2 million of realized gain on foreign currencies related to foreign-denominated debt under the Senior Secured Facility.
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

Net Change in Unrealized Gains (Losses)
During the year ended March 31, 2017, we recognized gross unrealized gains of $156.1 million and gross unrealized losses of $245.2 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $89.1 million. Significant changes in unrealized gains (losses) for the year ended March 31, 2017 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Garden Fresh Restaurant Corp.	$24.7
Osage Exploration & Development, Inc.	19.3
Aveta, Inc.	13.2
SHD Oil & Gas, LLC (f/k/a Spotted Hawk Development LLC)	8.2
MCF CLO III, LLC	5.0
Golden Bear Warehouse LLC	(16.7)
Solarplicity Group Limited	(20.9)	*
LVI Group Investments, LLC	(21.5)
Delta Career Education Corporation	(22.4)
Generation Brands Holdings, Inc.	(43.8)
Venoco, Inc.	(53.7)
___________________
* Included in this amount is an unrealized loss on foreign currency of $15.7 million which is substantially offset by $18.4 million of unrealized gain on foreign currencies related to foreign-denominated debt under the Senior Secured Facility.
During the year ended March 31, 2016, we recognized gross unrealized gains of $180.8 million and gross unrealized losses of $223.2 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $42.4 million. Significant changes in unrealized gains (losses) for the year ended March 31, 2016 are summarized below:

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
Liquidity and Capital Resources
The Company’s liquidity and capital resources are generated and generally available through periodic follow-on equity and debt offerings, our senior secured, multi-currency Senior Secured Facility (as defined in Note 7 within the notes to financial statements), our senior secured notes, our senior unsecured notes, investments in special purpose entities in which we hold and finance particular investments on a non-recourse basis, as well as from cash flows from operations, investment sales of liquid assets and repayments of senior and subordinated loans and income earned from investments.
Cash Equivalents
The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. Generally, only securities with a maturity of three months or less from the date of purchase would qualify, with limited exceptions. We deem certain money market funds, U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. (See Note 2 within the notes to financial statements.) At the end of each fiscal quarter, we consider taking proactive steps utilizing cash equivalents with the objective of enhancing our investment flexibility during the following quarter, pursuant to Section 55 of the 1940 Act. More specifically, we may purchase U.S. Treasury bills from time-to-time on the last business day of the quarter and typically close out that position on the following business day, settling the sale transaction on a net cash basis with the purchase, subsequent to quarter end. Apollo Investment may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our Senior Secured Facility, as we deem appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined.
Debt
See Note 7 within the notes to financial statements for information on the Company’s debt.

The following table shows the contractual maturities of our debt obligations as of March 31, 2017:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility	$200.9	$—	$—	$200.9	$—
Senior Secured Notes (Series B)	16.0	—	16.0	—	—
2042 Notes	150.0	—	—	—	150.0
2043 Notes	150.0	—	—	—	150.0
2025 Notes	350.0	—	—	—	350.0
Total Debt Obligations	$866.9	$—	$16.0	$200.9	$650.0
____________________

(1)
As of March 31, 2017, aggregate lender commitments under the Senior Secured Facility totaled $1.14 billion and $923.4 million of unused capacity. As of March 31, 2017, there were $15.6 million of letters of credit issued under the Senior Secured Facility that were not recorded as liabilities on the Company’s Statement of Assets and Liabilities.

Stockholders’ Equity
See Note 8 within the notes to financial statements for information on the Company’s public offerings and share repurchase plans.
Distributions
Distributions paid to stockholders during the years ended March 31, 2017, 2016 and 2015 totaled $156.5 million ($0.65 per share), $187.2 million ($0.80 per share), and $189.4 million ($0.80 per share), respectively. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. Although the tax character of distributions paid to stockholders through March 31, 2017 may include return of capital, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ended March 31, 2017. Tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the calendar year. Our quarterly distributions, if any, will be determined by our Board of Directors.
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
With respect to the distributions to stockholders, income from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies is treated as taxable income and accordingly, distributed to stockholders.

PIK Income
For the years ended March 31, 2017, 2016 and 2015, PIK income totaled $28.2 million, $40.1 million and $34.1 million on total investment income of $279.9 million, $379.7 million and $433.6 million, respectively. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders annually in the form of distributions, even though the Company has not yet collected the cash. See Note 5 within the notes to the financial statements for more information on the Company’s PIK income.
Related Party Transactions
See Note 3 within the notes to the financial statements for information on the Company’s related party transactions.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. During the year ended March 31, 2017, many of the loans in our portfolio had floating interest rates. These loans are usually based on LIBOR and typically have durations of one to six months after which they reset to current market interest rates. The Company also has a Senior Secured Facility that is based on LIBOR rates.
The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of March 31, 2017, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income		Net Investment Income Per Share
Up 400 basis points	$30.7	million	$0.140
Up 300 basis points	$23.0	million	$0.104
Up 200 basis points	$15.2	million	$0.069
Up 100 basis points	$7.5	million	$0.034
Down 100 basis points	$(0.5	) million	$(0.002)
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

Item 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2017. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2017 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of March 31, 2017 based on the criteria on Internal Control — Integrated Framework issued by COSO.
The effectiveness of the Company’s internal control over financial reporting as of March 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Apollo Investment Corporation:
In our opinion, the accompanying statements of assets and liabilities, including the schedules of investments, and the related statements of operations, of changes in net assets and of cash flows present fairly, in all material respects, the financial position of Apollo Investment Corporation (the “Company”) as of March 31, 2017 and March 31, 2016, and the results of its operations, its changes in net assets, and its cash flows for each of the three years in the period ended March 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits, which included confirmation of securities as of March 31, 2017 and March 31, 2016 by correspondence with the custodians and brokers, and the application of alternative auditing procedures where replies were not received, provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP

New York, New York
May 18, 2017

APOLLO INVESTMENT CORPORATION STATEMENTS OF ASSETS AND LIABILITIES (In thousands, except share and per share data)

	March 31, 2017	March 31, 2016

Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost — $1,510,980 and $2,052,896, respectively)	$1,402,409	$1,790,294
Non-controlled/affiliated investments (cost — $417,471 and $216,202, respectively)	239,050	272,558
Controlled investments (cost — $676,972 and $829,029, respectively)	675,249	853,977
Total investments at fair value (cost — $2,605,423 and $3,098,127, respectively)	2,316,708	2,916,829
Cash and cash equivalents	9,783	16,521
Foreign currencies (cost — $1,494 and $2,354, respectively)	1,497	2,384
Receivable for investments sold	40,226	79,625
Interest receivable	17,072	29,749
Dividends receivable	6,489	9,509
Deferred financing costs	17,632	14,497
Prepaid expenses and other assets	713	9,523
Total Assets	$2,410,120	$3,078,637

Liabilities
Debt	$848,449	$1,312,960
Payable for investments purchased	13,970	25,091
Distributions payable	32,954	45,231
Management and performance-based incentive fees payable	16,306	31,124
Interest payable	7,319	7,444
Accrued administrative services expense	2,250	2,015
Other liabilities and accrued expenses	7,075	9,191
Total Liabilities	$928,323	$1,433,056
Commitments and contingencies (Note 9)
Net Assets	$1,481,797	$1,645,581

Net Assets
Common stock, $0.001 par value (400,000,000 shares authorized; 219,694,654 and 226,156,496 shares issued and outstanding, respectively)	$220	$226
Paid-in capital in excess of par	2,924,775	3,026,922
Accumulated underdistributed net investment income	88,134	71,231
Accumulated net realized loss	(1,277,625)	(1,288,141)
Net unrealized loss	(253,707)	(164,657)
Net Assets	$1,481,797	$1,645,581

Net Asset Value Per Share	$6.74	$7.28

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF OPERATIONS (In thousands, except per share data)

	Year Ended March 31,
	2017	2016	2015
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$167,816	$257,997	$345,887
Dividend income	2,531	3,885	5,298
Other income	4,551	11,176	11,899
Non-controlled/affiliated investments:
Interest income	4,723	1,194	3,744
Dividend income	14,485	32,295	19,594
Other income	70	368	87
Controlled investments:
Interest income	67,936	51,116	38,981
Dividend income	17,750	21,651	7,641
Other income	—	63	500
Total Investment Income	$279,862	$379,745	$433,631
Expenses
Management fees	$52,934	$66,176	$73,604
Performance-based incentive fees	18,776	43,943	53,179
Interest and other debt expenses	59,765	80,850	79,329
Administrative services expense	7,513	6,449	5,850
Other general and administrative expenses	13,200	8,745	9,543
Total expenses	152,188	206,163	221,505
Management and performance-based incentive fees waived	(21,233)	(19,440)	(15,615)
Expense reimbursements	(336)	(235)	(232)
Net Expenses	$130,619	$186,488	$205,658
Net Investment Income	$149,243	$193,257	$227,973
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$(97,774)	$(154,230)	$(27,451)
Non-controlled/affiliated investments	50,014	(5,554)	11,300
Controlled investments	(2,173)	(39,736)	—
Derivatives and others	(126)	(470)	—
Foreign currency transactions	8,236	4,626	2,783
Net realized losses	(41,823)	(195,364)	(13,368)
Net change in unrealized losses:
Non-controlled/non-affiliated investments	134,198	(105,316)	(191,645)
Non-controlled/affiliated investments	(185,926)	27,086	21,684
Controlled investments	(55,689)	33,680	13,294
Foreign currency translations	18,367	2,131	17,484
Net change in unrealized losses	(89,050)	(42,419)	(139,183)
Net Realized and Change in Unrealized Losses	$(130,873)	$(237,783)	$(152,551)
Net Increase (Decrease) in Net Assets Resulting from Operations	$18,370	$(44,526)	$75,422
Earnings (Loss) Per Share — Basic	$0.08	$(0.19)	$0.32
Earnings (Loss) Per Share — Diluted	N/A	$(0.19)	$0.32

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF CHANGES IN NET ASSETS (In thousands, except share data)

	Year Ended March 31,
	2017	2016	2015
Operations
Net investment income	$149,243	$193,257	$227,973
Net realized losses	(41,823)	(195,364)	(13,368)
Net change in unrealized losses	(89,050)	(42,419)	(139,183)
Net Increase (Decrease) in Net Assets Resulting from Operations	$18,370	$(44,526)	$75,422

Distributions to Stockholders
Distribution of net investment income	$(76,950)	$(111,853)	$(165,626)
Distribution of return of capital	(67,286)	(73,211)	(23,767)
Net Decrease in Net Assets Resulting from Distributions to Stockholders	$(144,236)	$(185,064)	$(189,393)

Capital Share Transactions
Offering costs for the issuance of common stock	$—	$—	$(32)
Repurchase of common stock	(37,918)	(62,437)	—
Net Decrease in Net Assets Resulting from Capital Share Transactions	$(37,918)	$(62,437)	$(32)

Net Assets
Net decrease in net assets during the period	$(163,784)	$(292,027)	$(114,003)
Net assets at beginning of period	1,645,581	1,937,608	2,051,611
Net Assets at End of Period	$1,481,797	$1,645,581	$1,937,608

Capital Share Activity
Shares repurchased during the period	(6,461,842)	(10,584,855)	—
Shares issued and outstanding at beginning of period	226,156,496	236,741,351	236,741,351
Shares Issued and Outstanding at End of Period	219,694,654	226,156,496	236,741,351

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF CASH FLOWS (In thousands)

	Year Ended March 31,
	2017	2016	2015
Operating Activities
Net increase (decrease) in net assets resulting from operations	$18,370	$(44,526)	$75,422
Net realized losses	41,823	195,364	13,368
Net change in unrealized losses	89,050	42,419	139,183
Net amortization of premiums and accretion of discounts on investments	(5,155)	(7,185)	(11,409)
Accretion of discount on notes	593	595	85
Amortization of deferred financing costs	5,625	6,472	6,676
Increase from foreign currency transactions	8,236	4,626	1,797
Changes in operating assets and liabilities:
Payment-in-kind interest and dividends capitalized	(33,389)	(40,836)	(31,036)
Purchases of investments	(612,464)	(1,074,457)	(2,319,922)
Proceeds from sales and repayments of investments	1,122,057	1,360,550	2,167,586
Purchases of derivatives	(5,625)	—	—
Proceeds from derivatives	5,499	—	—
Decrease (increase) in interest receivable	12,791	14,162	(3,206)
Decrease (increase) in dividends receivable	3,020	(4,084)	(1,798)
Decrease (increase) in prepaid expenses and other assets	8,810	(240)	(8,991)
Increase (decrease) in management and performance-based incentive fees payable	(14,818)	(6,237)	6,253
Increase (decrease) in interest payable	(125)	(8,407)	1,533
Increase (decrease) in accrued administrative services expense	235	15	85
Increase (decrease) in other liabilities and accrued expenses	(2,116)	(2,037)	7,415
Net Cash Provided by Operating Activities	$642,417	$436,194	$43,041
Financing Activities
Issuances of debt	$922,423	$2,042,514	$3,176,136
Payments of debt	(1,370,124)	(2,212,961)	(3,031,030)
Financing costs paid and deferred	(7,883)	(5,876)	(4,818)
Offering costs for the issuance of common stock	—	—	(32)
Repurchase of common stock	(37,918)	(62,437)	—
Distributions paid	(156,513)	(187,181)	(189,393)
Net Cash Used in Financing Activities	$(650,015)	$(425,941)	$(49,137)

Cash, Cash Equivalents and Foreign Currencies
Net increase (decrease) in cash, cash equivalents and foreign currencies during the period	$(7,598)	$10,253	$(6,096)
Effect of foreign exchange rate changes	(27)	235	(223)
Cash, cash equivalents and foreign currencies at beginning of period	18,905	8,417	14,736
Cash, Cash Equivalent and Foreign Currencies at the End of Period	$11,280	$18,905	$8,417

Supplemental Disclosure of Cash Flow Information
Cash interest paid	$53,693	$79,763	$69,098

Non-Cash Activity
Payment-in-kind income	$28,164	$40,078	$34,092
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2017
(In thousands, except share data)

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)
Non-Controlled/Non-Affiliated Investments
Corporate Debt
Secured Debt
First Lien Secured Debt
First Lien Secured Debt (excluding Revolvers and Letters of Credit)
American Media, Inc. (16)	Advertising, Printing & Publishing	8.50% (1M L+750, 1.00% Floor)	8/24/20	$15,467	$15,048	$15,467
Aptevo Therapeutics Inc. (9)(16)(23)	Healthcare & Pharmaceuticals	8.38% (1M L+760)	2/1/21	8,571	8,605	8,419
Aptevo Therapeutics Inc., Unfunded Delayed Draw (9)(16)(21)(23)	Healthcare & Pharmaceuticals	0.00% Unfunded	2/1/21	6,429	(27)	114
ChyronHego Corporation (18)	High Tech Industries	7.43% (1M L+643, 1.00% Floor)	3/9/20	36,208	35,697	35,484
Dodge Data & Analytics LLC	Business Services	9.94% (3M L+875, 1.00% Floor)	10/31/19	51,234	50,647	49,825
ECN Holding Company (Emergency Communications Network) (16)(18)	High Tech Industries	9.50% (2M L+850, 1.00% Floor)	6/12/21	22,190	21,944	22,040
GFRC Holdings LLC (f/k/a Garden Fresh Restaurant Group. Inc.)	Hotel, Gaming, Leisure, Restaurants	10.50% (1M L+900 Cash (L+900 PIK Toggle), 1.50% Floor)	2/1/22	2,500	2,500	2,375
Invuity, Inc. (9)(16)	Healthcare & Pharmaceuticals	8.00% (1M L+650, 1.50% Floor)	3/1/22	6,667	6,558	6,539
Invuity, Inc., Unfunded Delayed Draw (8)(9)(16)(21)(23)	Healthcare & Pharmaceuticals	0.00% Unfunded	3/1/22	3,333	(16)	(64)
LabVantage Solutions Inc.	High Tech Industries	9.00% (3M L+800, 1.00% Floor)	12/29/20	14,438	14,085	14,293
LabVantage Solutions Limited (16)(17)	High Tech Industries	9.00% (3M E+800, 1.00% Floor)	12/29/20	€13,226	13,852	14,004
Magnetation, LLC (14)(16)	Metals & Mining	12.00% PIK	12/31/19	12,527	10,378	—
Magnetation, LLC (14)(16)	Metals & Mining	9.15% (3M L+800 Cash (PIK Toggle))	12/31/19	2,081	2,050	705
Maxus Capital Carbon SPE I, LLC	Chemicals, Plastics & Rubber	5.22% PIK	12/31/18	59,305	59,305	50,585
My Alarm Center, LLC, Term Loan A (16)	Business Services	9.00% (1M L+800, 1.00% Floor)	1/9/19	28,035	28,035	28,035
My Alarm Center, LLC, Term Loan B (16)(23)	Business Services	9.00% (1M L+800, 1.00% Floor)	1/9/19	8,320	8,320	8,320
My Alarm Center, LLC, Unfunded Term Loan B (16)(21)(23)	Business Services	0.35% Unfunded	1/9/19	441	—	—
My Alarm Center, LLC, Term Loan C (16)(23)	Business Services	9.00% (1M L+800, 1.00% Floor)	1/9/19	3,554	3,554	3,554
My Alarm Center, LLC, Unfunded Term Loan C (16)(21)(23)	Business Services	0.35% Unfunded	1/9/19	557	—	—
Nextech Systems, LLC (18)	High Tech Industries	8.40% (3M L+725, 1.00% Floor)	6/22/21	21,716	21,256	21,282
Novadaq Technologies Inc. (9)(16)(17)(23)	Healthcare & Pharmaceuticals	7.98% (1M L+720, 0.50% Floor)	1/1/22	3,333	3,324	3,325
Novadaq Technologies Inc., Unfunded Delayed Draw (8)(9)(16)(17)(21)(23)	Healthcare & Pharmaceuticals	0.00% Unfunded	1/1/22	6,666	(32)	(18)
Oxford Immunotec, Inc. (9)(16)(17)	Healthcare & Pharmaceuticals	8.38% (1M L+760)	10/1/21	9,750	9,752	9,756
PSI Services, LLC (9)(16)	Business Services	6.00% (1M L+500, 1.00% Floor)	1/20/23	7,698	7,511	7,508
Saba Software, Inc. (18)	High Tech Industries	9.00% (1M L+800, 1.00% Floor)	3/30/21	9,825	9,825	9,825

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2017
(In thousands, except share data)

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)		Cost	Fair Value (1)
SCM Insurance Services, Inc. (17)	Business Services	9.250%	8/22/19	C$	39,480	33,387	25,527
Telestream Holdings Corporation (18)	High Tech Industries	7.61% (3M L+645, 1.00% Floor)	1/15/20		37,119	36,745	36,376
UniTek Global Services Inc. (16)	Telecommunications	9.65% (3M L+750 Cash plus 1.00% PIK, 1.00% Floor)	1/13/19		32,367	32,366	33,013
UniTek Global Services Inc. (16)	Telecommunications	11.50% (P+750)	1/13/19		10,000	10,000	10,000
UniTek Global Services Inc. (16)	Telecommunications	9.65% (3M L+750 Cash plus 1.00% PIK, 1.00% Floor)	1/13/19		1,709	1,709	1,709
Westinghouse Electric Co LLC (9)(16)	Energy – Electricity	7.25% (1M L+625, 1.00% Floor)	3/31/18		17,500	17,064	17,064
Westinghouse Electric Co LLC (9)(21)	Energy – Electricity	0.50% Unfunded	3/31/18		22,500	—	—
Total First Lien Secured Debt (excluding Revolvers and Letters of Credit)—29.4% (10)						$463,442	$435,062
Revolvers and Letters of Credit
Alliant Holdings Intermediate, LLC, Letter of Credit (8)(16)(23)	Insurance	3.375%	4/24/17		$37	$—	$(2)
Alliant Holdings Intermediate, LLC, Letter of Credit (8)(16)(23)	Insurance	3.375%	5/4/17		8	—	—
Alliant Holdings Intermediate, LLC, Letter of Credit (8)(16)(23)	Insurance	3.375%	6/30/17		17	—	(1)
Alliant Holdings Intermediate, LLC, Letter of Credit (8)(16)(23)	Insurance	3.375%	7/29/17		80	—	(4)
Alliant Holdings Intermediate, LLC, Letter of Credit (8)(16)(23)	Insurance	3.375%	10/3/17		8	—	—
Alliant Holdings Intermediate, LLC, Letter of Credit (8)(16)(23)	Insurance	3.375%	11/30/17		38	—	(2)
Alliant Holdings Intermediate, LLC, Unfunded Revolver (8)(16)(21)(23)	Insurance	0.50% Unfunded	8/14/20		14,812	(1,152)	(697)
American Media, Inc., Letter of Credit (16)(23)	Advertising, Printing & Publishing	7.500%	8/24/20		154	—	—
American Media, Inc., Revolver (16)(23)	Advertising, Printing & Publishing	8.56% (3M L+750, 1.00% Floor)	8/24/20		770	770	770
American Media, Inc., Unfunded Revolver (16)(21)(23)	Advertising, Printing & Publishing	0.50% Unfunded	8/24/20		854	(45)	—
Avantor Performance Materials Holdings, LLC, Letter of Credit (16)(23)	Chemicals, Plastics & Rubber	4.00%	3/10/18		72	1	—
Avantor Performance Materials Holdings, LLC, Unfunded Revolver (8)(16)(21)(23)	Chemicals, Plastics & Rubber	0.50% Unfunded	3/10/22		4,928	(617)	(13)
Endologix, Inc., Unfunded Revolver (8)(9)(17)(21)(23)	Healthcare & Pharmaceuticals	0.50% Unfunded	7/29/20		5,000	(21)	(25)
Invuity, Inc., Unfunded Revolver (8)(9)(16)(21)(23)	Healthcare & Pharmaceuticals	0.50% Unfunded	3/1/22		2,000	(9)	(10)
LabVantage Solutions Limited, Unfunded Revolver (8)(16)(17)(21)(23)	High Tech Industries	0.50% Unfunded	12/29/20		€3,435	(90)	(37)
My Alarm Center, LLC, Revolver (16)(23)	Business Services	11.00% (P+700)	1/9/19		5,083	5,083	5,083
My Alarm Center, LLC, Unfunded Revolver (16)(21)(23)	Business Services	0.35% Unfunded	1/9/19		1,167	—	—
Novadaq Technologies Inc., Unfunded Revolver (8)(9)(16)(17)(21)(23)	Healthcare & Pharmaceuticals	0.50% Unfunded	1/1/22		3,000	(14)	(14)
Oxford Immunotec, Inc., Unfunded Revolver (8)(9)(16)(17)(21)(23)	Healthcare & Pharmaceuticals	0.50% Unfunded	10/1/21		1,000	(5)	(5)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2017
(In thousands, except share data)

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)
PSI Services, LLC, Revolver (9)(16)(23)	Business Services	6.00% (3M L+500, 1.00% Floor)	1/20/22	198	198	194
PSI Services, LLC, Unfunded Revolver (9)(16)(21)(23)	Business Services	0.50% Unfunded	1/20/22	£47	—	—
PSI Services, LLC, Unfunded Revolver (9)(8)(16)(21)(23)	Business Services	0.50% Unfunded	1/20/22	198	(10)	(5)
SESAC Holdco II LLC, Unfunded Revolver (8)(16)(21)(23)	Media – Diversified & Production	0.50% Unfunded	2/23/22	587	(52)	(44)
Tibco Software Inc., Unfunded Revolver (8)(21)(23)	High Tech Industries	0.50% Unfunded	12/5/19	6,000	(32)	(839)
TricorBraun Holdings, Inc., Revolver (16)(23)	Containers, Packaging & Glass	6.25% (P+225)	11/30/21	960	960	960
TricorBraun Holdings, Inc., Unfunded Revolver (16)(21)(23)	Containers, Packaging & Glass	0.50% Unfunded	11/30/21	4,665	(472)	—
UniTek Global Services Inc., Letter of Credit (16)(23)	Telecommunications	7.50%	1/13/19	7,762	—	—
UniTek Global Services Inc., Unfunded Revolver (16)(21)(23)	Telecommunications	0.50% Unfunded	1/13/19	5,000	—	—
Wright Medical Group, Inc., Revolver (9)(16)(17)(23)	Healthcare & Pharmaceuticals	5.03% (1M L+425, 0.75% Floor)	12/23/21	10,000	10,000	9,900
Wright Medical Group, Inc., Unfunded Revolver (8)(9)(16)(17)(21)(23)	Healthcare & Pharmaceuticals	0.50% Unfunded	12/23/21	40,000	(302)	(400)
Total Revolvers and Letters of Credit—1.0% (10)					$14,191	$14,809
Total First Lien Secured Debt—30.4% (10)					$477,633	$449,871
Second Lien Secured Debt
Access CIG, LLC (16)	Business Services	9.78% (3M L+875, 1.00% Floor)	10/17/22	$50,970	$49,054	$51,313
Active Network, LLC	Business Services	10.50% (1M L+950, 1.00% Floor)	11/15/21	17,875	17,712	17,819
A-L Parent LLC	Advertising, Printing & Publishing	8.25% (1M L+725, 1.00% Floor)	12/2/24	10,048	9,951	10,023
Appriss Holdings, Inc.	Business Services	10.40% (3M L+925, 1.00% Floor)	5/21/21	23,309	23,057	23,309
Aptean, Inc.	Business Services	10.50% (1M L+950, 1.00% Floor)	12/20/23	9,548	9,409	9,571
Armor Holding II LLC	Diversified Investment Vehicles, Banking, Finance, Real Estate	10.25% (3M L+900, 1.25% Floor)	12/26/20	8,000	7,906	8,000
Asurion Corporation	Insurance	8.50% (1M L+750, 1.00% Floor)	3/3/21	39,590	39,404	40,167
Avantor Performance Materials Holdings, LLC (16)	Chemicals, Plastics & Rubber	9.25% (1M L+825, 1.00% Floor)	3/10/25	737	730	742
Avantor Performance Materials Holdings, LLC, Unfunded Delayed Draw (16)(21)(23)	Chemicals, Plastics & Rubber	0.00% Unfunded	3/10/25	892	(9)	—
BioClinica Holding I, LP	Healthcare & Pharmaceuticals	9.25% (1M L+825, 1.00% Floor)	10/21/24	24,612	24,144	24,474
Confie Seguros Holding II Co.	Insurance	10.25% (1M L+900, 1.25% Floor)	5/8/19	22,344	22,276	22,260
Electro Rent Corporation (9)	Business Services	10.00% (1M L+900, 1.00% Floor)	1/31/25	18,333	17,795	17,967
Elements Behavioral Health, Inc.	Healthcare & Pharmaceuticals	13.04% (3M L+1200 PIK, 1.00% Floor)	2/11/20	11,192	11,141	9,289
GCA Services Group, Inc.	Business Services	10.05% (3M L+900, 1.00% Floor)	3/1/24	16,250	16,022	16,189
Grocery Outlet, Inc.	Food & Grocery	9.40% (3M L+825, 1.00% Floor)	10/21/22	25,000	24,713	25,094

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2017
(In thousands, except share data)

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)
Hare Bidco, Inc.	Chemicals, Plastics & Rubber	9.75% (3M L+875, 1.00% Floor)	8/1/24	€13,574	14,381	14,228
Institutional Shareholder Services, Inc.	Business Services	9.61% (3M L+850, 1.00% Floor)	4/30/22	8,232	8,162	8,314
K&N Parent, Inc.	Automotive	9.75% (3M L+875, 1.00% Floor)	10/21/24	30,000	29,425	29,849
Lanai Holdings III, Inc.	Healthcare & Pharmaceuticals	9.50% (1M L+850, 1.00% Floor)	8/28/23	17,391	16,907	17,217
MedPlast Holdings Inc.	Manufacturing, Capital Equipment	9.78% (3M L+875, 1.00% Floor)	6/6/23	8,000	7,800	7,800
Ministry Brands, LLC (16)(23)	Business Services	10.25% (1M L+925, 1.00% Floor)	6/2/23	10,000	9,856	9,851
MSC Software Corp. (17)	High Tech Industries	8.50% (1M L+750, 1.00% Floor)	5/31/21	13,448	13,359	13,464
MW Industries, Inc.	Manufacturing, Capital Equipment	10.40% (3M L+925, 1.00% Floor)	12/28/20	20,000	19,569	20,100
PAE Holding Corporation	Aerospace & Defense	10.50% (1M L+950, 1.00% Floor)	10/20/23	22,026	21,297	22,246
PetVet Care Centers, LLC	Healthcare & Pharmaceuticals	9.65% (3M L+850, 1.00% Floor)	6/17/21	13,500	13,120	13,298
Poseidon Merger Sub, Inc.	Business Services	9.56% (3M L+850, 1.00% Floor)	8/15/23	18,000	17,568	18,000
Power Products, LLC (9)	Manufacturing, Capital Equipment	10.34% (3M L+900, 1.00% Floor)	12/20/23	37,500	36,239	36,847
PSI Services, LLC (9)(16)	Business Services	10.00% (1M L+900, 1.00% Floor)	1/20/24	25,714	24,964	24,950
Sequential Brands Group, Inc. (17)	Consumer Goods – Durable	9.83% (1M L+900)	7/1/22	17,512	17,319	17,252
SESAC Holdco II LLC (16)	Media – Diversified & Production	8.25% (3M L+725, 1.00% Floor)	2/24/25	3,241	3,209	3,254
SiTV, Inc. (11)	Broadcasting & Subscription	10.38%	7/1/19	2,219	2,219	1,340
SMG	Hotel, Gaming, Leisure, Restaurants	9.40% (3M L+825, 1.00% Floor)	2/27/21	19,649	19,649	19,625
Sprint Industrial Holdings, LLC	Containers, Packaging & Glass	13.50% PIK	11/14/19	16,707	16,213	9,297
Sterling Holdings Ultimate Parent, Inc.	Business Services	9.40% (3M L+825, 1.00% Floor)	6/19/23	20,000	19,824	19,800
STG-Fairway Acquisitions, Inc.	Business Services	10.30% (3M L+925, 1.00% Floor)	6/30/23	15,000	14,685	14,663
TMK Hawk Parent, Corp.	Transportation – Cargo, Distribution	8.50% (1M L+750, 1.00% Floor)	10/1/22	34,000	33,745	33,830
Velocity Technology Solutions, Inc.	Business Services	9.50% (3M L+825, 1.25% Floor)	9/28/20	16,500	16,298	16,335
Wave Holdco Merger Sub, Inc.	Telecommunications	10.25% (1M L+925, 1.00% Floor)	5/27/23	10,000	9,768	9,874
Total Second Lien Secured Debt—44.4% (10)					$658,881	$657,651
Total Secured Debt—74.8% (10)					$1,136,514	$1,107,522
Unsecured Debt
American Tire Distributors, Inc. (11)	Transportation – Cargo, Distribution	10.25%	3/1/22	$14,741	$14,808	$15,119
Sorenson Holdings, LLC (11)	Consumer Goods – Durable	13.85% Cash (13.85% PIK Toggle)	10/31/21	52	35	47
U.S. Security Associates Holdings, Inc.	Business Services	11.00%	7/28/18	135,000	135,000	135,000
UniTek Global Services Inc. (16)	Telecommunications	15.00% PIK	7/13/19	8,547	8,547	8,717
Total Unsecured Debt—10.7% (10)					$158,390	$158,883

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2017
(In thousands, except share data)

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)
Total Corporate Debt—85.5% (10)					$1,294,904	$1,266,405
Structured Products and Other
Asset Repackaging Trust Six B.V. (11)(17)(19)	Utilities – Electric	13.11%	5/18/27	$58,411	$25,637	$29,615
Craft 2013-1, Credit-Linked Note (11)(16)(17)	Diversified Investment Vehicles, Banking, Finance, Real Estate	10.31% (3M L+925)	4/17/22	25,000	25,013	25,000
Craft 2013-1, Credit-Linked Note (16)(17)	Diversified Investment Vehicles, Banking, Finance, Real Estate	9.98% (3M L+925)	4/17/22	7,625	7,694	7,625
Craft 2014-1A, Credit-Linked Note (11)(17)	Diversified Investment Vehicles, Banking, Finance, Real Estate	10.89% (3M L+965)	5/15/21	42,500	42,376	41,820
Craft 2015-2, Credit-Linked Note (11)(17)	Diversified Investment Vehicles, Banking, Finance, Real Estate	10.31% (3M L+925)	1/16/24	26,000	25,827	25,389
Total Structured Products and Other—8.7% (10)					$126,547	$129,449
Equity
Preferred Equity				Shares
Delta Career Education Corporation, Super Senior Preferred Stock A (13)	Education	N/A	N/A	7,812	$7,049	$—
Delta Career Education Corporation, Super Senior Preferred Stock B (13)	Education	N/A	N/A	10,585	8,788	—
Delta Career Education Corporation, Super Senior Preferred Stock C (13)	Education	N/A	N/A	23,769	20,665	—
Gryphon Colleges Corp., Preferred Stock (13)(14)	Education	12.50% PIK	N/A	332,500	6,863	—
Gryphon Colleges Corp., Preferred Stock (13)(14)	Education	13.50% PIK	N/A	12,360	27,685	—
Sungevity Inc., Series D Preferred Stock (13)	Energy – Electricity	N/A	N/A	114,678,899	4,409	—
Total Preferred Equity—0.0% (10)					$75,459	$—
Common Equity/Interests				Shares
Accelerate Parent Corp., Common Stock (13)	Transportation – Cargo, Distribution	N/A	N/A	1,664,046	$1,714	$1,730
Clothesline Holdings, Inc., Common Stock (13)	Healthcare & Pharmaceuticals	N/A	N/A	6,000	6,000	—
GFRC Holdings LLC (f/k/a Garden Fresh Restaurant Group. Inc.), Membership Interests (13)	Hotel, Gaming, Leisure, Restaurants	N/A	N/A	2,500,000	—	—
Gryphon Colleges Corp., Common Stock (13)	Education	N/A	N/A	17,500	175	—
Skyline Data, News and Analytics LLC, Class A Common Unit (13)	Business Services	N/A	N/A	4,500,000	4,500	4,500
Sorenson Holdings, LLC, Membership Interests (13)	Consumer Goods – Durable	N/A	N/A	587	—	231
Total Common Equity/Interests—0.4% (10)					$12,389	$6,461

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2017
(In thousands, except share data)

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)
Warrants				Warrants
Gryphon Colleges Corp., Class A-1 Preferred Stock Warrants (13)	Education	N/A	N/A	45,947	$460	$—
Gryphon Colleges Corp., Class B-1 Preferred Stock Warrants (13)	Education	N/A	N/A	104,314	1,043	—
Gryphon Colleges Corp., Common Stock Warrants (13)	Education	N/A	N/A	9,820	98	—
Invuity, Inc., Warrants (9)	Healthcare & Pharmaceuticals	N/A	N/A	16,873	80	94
Total Warrants—0.0% (10)					$1,681	$94
Total Equity— 0.4% (10)					$89,529	$6,555
Total Non-Controlled/Non-Affiliated Investments—94.6% (10)					$1,510,980	$1,402,409

Non-Controlled/Affiliated Investments (4)
Corporate Debt
Secured Debt
First Lien Secured Debt
Pelican Energy, LLC (14)(17)	Energy – Oil & Gas	10.00% PIK Toggle (10.00% Cash)	12/31/18	$31,141	$26,665	$15,417
Solarplicity Group Limited (3)(17)	Energy – Electricity	8.00% PIK Toggle (8.00% Cash)	11/30/22	£125,468	146,598	119,426
Total First Lien Secured Debt—9.1% (10)					$173,263	$134,843
Total Secured Debt—9.1% (10)					$173,263	$134,843
Unsecured Debt
Solarplicity UK Holdings Limited (17)	Energy – Electricity	8.00% PIK Toggle (8.00% Cash)	2/24/22	£2,000	$2,499	$2,501
Venoco, Inc.	Energy – Oil & Gas	10.00% PIK	7/25/17	338	337	—
Total Unsecured Debt—0.2% (10)					$2,836	$2,501
Total Corporate Debt—9.3% (10)					$176,099	$137,344
Structured Products and Other
Golden Bear 2016-R, LLC, Membership Interests (3)(17)(22)	Diversified Investment Vehicles, Banking, Finance, Real Estate	N/A	9/20/42	N/A	$16,459	$17,066
Ivy Hill Middle Market Credit Fund IX, Ltd., Subordinated Notes (3)(11)(17)(22)	Diversified Investment Vehicles, Banking, Finance, Real Estate	13.34%	10/18/25	$12,500	9,158	9,537
Ivy Hill Middle Market Credit Fund X, Ltd., Subordinated Notes (3)(11)(17)(22)	Diversified Investment Vehicles, Banking, Finance, Real Estate	11.25%	7/18/27	14,000	11,078	10,841
Total Structured Products and Other—2.5% (10)					$36,695	$37,444
Equity
Preferred Equity				Shares
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series B Preferred Stock (13)	Energy – Electricity	N/A	N/A	1,506	$8,343	$19,383
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series D Preferred Stock (13)	Energy – Electricity	N/A	N/A	437	5,568	6,254
Total Preferred Equity—1.7% (10)					$13,911	$25,637
Common Equity/Interests				Shares
AIC SPV Holdings I, LLC, Membership Interests (15)(17)(23)	Diversified Investment Vehicles, Banking, Finance, Real Estate	N/A	N/A	N/A	$69,040	$24,285

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2017
(In thousands, except share data)

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)
AMP Solar Group, Inc., Class A Common Unit (13)(17)	Energy – Electricity	N/A	N/A	243,646	10,000	4,687
LVI Group Investments, LLC, Common Units (3)(13)	Environmental Industries	N/A	N/A	212,460	17,505	—
Pelican Energy, LLC, Membership Interests (13)(17)	Energy – Oil & Gas	N/A	N/A	1,228	1,099	—
Renew JV LLC, Membership Interests (13)(17)	Energy – Electricity	N/A	N/A	1,959,906	1,960	4,701
Solarplicity Group Limited, Common Shares (2)(3)(13)(17)(26)	Energy – Electricity	N/A	N/A	2,825	£2,472	—
Solarplicity UK Holdings Limited, Ordinary Shares (2)(13)(17)	Energy – Electricity	N/A	N/A	2,825	£3	4,952
Venoco, Inc., LLC Units (13)	Energy – Oil & Gas	N/A	N/A	192,177	40,517	—
Total Common Equity/Interests—2.6% (10)					$142,596	$38,625
Warrants				Warrants
Venoco, Inc., Series A Warrants (13)	Energy – Oil & Gas	N/A	N/A	23,125	$48,170	$—
Total Warrants—0.0% (10)					$48,170	$—
Total Equity—4.3% (10)					$204,677	$64,262
Total Non-Controlled/Affiliated Investments—16.1% (10)					$417,471	$239,050

Controlled Investments (5)
Corporate Debt
Secured Debt
First Lien Secured Debt
First Lien Secured Debt (excluding Revolvers and Letters of Credit)
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.) (16)(23)	Energy – Oil & Gas	8.00% Cash (10.00% PIK Toggle)	3/29/19	$10,000	$10,000	$10,000
SHD Oil & Gas, LLC (f/k/a Spotted Hawk Development LLC), Tranche A Note (16)	Energy – Oil & Gas	14.00% (8.00% Cash plus 6.00% PIK)	12/31/19	40,891	40,891	40,891
SHD Oil & Gas, LLC (f/k/a Spotted Hawk Development LLC), Tranche B Note (14)(16)	Energy – Oil & Gas	14.00% PIK	12/31/19	63,697	44,380	32,793
SHD Oil & Gas, LLC (f/k/a Spotted Hawk Development LLC), Tranche C Note (16)(23)	Energy – Oil & Gas	12.00%	12/31/19	6,750	6,750	6,750
SHD Oil & Gas, LLC (f/k/a Spotted Hawk Development LLC), Unfunded Tranche C Note (16)(21)(23)	Energy – Oil & Gas	0.00% Unfunded	12/31/19	11,250	—	—
Total First Lien Secured Debt (excluding Revolvers and Letters of Credit)—6.1% (10)					$102,021	$90,434
Revolvers and Letters of Credit
Dynamic Product Tankers, LLC, Letter of Credit (17)(23)	Transportation – Cargo, Distribution	2.25%	9/20/17	$2,250	$—	$—
Merx Aviation Finance, LLC, Revolver (16)(23)	Aviation and Consumer Transport	12.00%	10/31/18	374,084	374,084	374,084
Merx Aviation Finance, LLC, Unfunded Revolver (16)(21)(23)	Aviation and Consumer Transport	0.00% Unfunded	10/31/18	125,916	—	—
Merx Aviation Finance Assets Ireland Limited, Letter of Credit (16)(23)	Aviation and Consumer Transport	2.25%	7/31/17	177	—	—
Merx Aviation Finance Assets Ireland Limited, Letter of Credit (16)(23)	Aviation and Consumer Transport	2.25%	9/30/17	3,600	—	—
Total Revolvers and Letters of Credit—25.2% (10)					$374,084	$374,084
Total First Lien Secured Debt—31.3% (10)					$476,105	$464,518

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2017
(In thousands, except share data)

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)
Second Lien Secured Debt
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.) (16)	Energy – Oil & Gas	10.00% PIK Toggle (8.00% Cash)	3/29/21	$27,617	$27,617	$27,617
Total Second Lien Secured Debt—1.9% (10)					$27,617	$27,617
Total Secured Debt—33.2% (10)					$503,722	$492,135
Total Corporate Debt—33.2% (10)					$503,722	$492,135
Equity
Common Equity/Interests				Shares
Dynamic Product Tankers, LLC, Class A Units (17)(24)	Transportation – Cargo, Distribution	N/A	N/A	N/A	$48,106	$42,644
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Common Stock (13)	Energy – Oil & Gas	N/A	N/A	5,000	30,078	18,862
Merx Aviation Finance, LLC, Membership Interests	Aviation and Consumer Transport	N/A	N/A	N/A	19,204	48,811
MSEA Tankers LLC, Class A Units (17)(25)	Transportation – Cargo, Distribution	N/A	N/A	N/A	74,450	72,797
SHD Oil & Gas, LLC (f/k/a Spotted Hawk Development LLC), Series A Units (13)	Energy – Oil & Gas	N/A	N/A	7,600	1,412	—
Total Common Equity/Interests—12.4% (10)					$173,250	$183,114
Total Equity—12.4% (10)					$173,250	$183,114
Total Controlled Investments—45.6% (10)					$676,972	$675,249

Total Investments before Cash Equivalents—156.3% (10)					$2,605,423	$2,316,708
J.P. Morgan U.S. Government Money Market Fund	N/A	N/A	N/A	9,783	9,783	9,783
Total Investments after Cash Equivalents—157.0% (6)(7)(10)					$2,615,206	$2,326,491
_________________

(1)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (Note 2).

(2)	Solarplicity Group Limited and Solarplicity UK Holdings Limited are GBP denominated equity investments.

(3)
Denotes investments in which the Company owns greater than 25% of the equity, where the governing documents of each entity preclude the Company from exercising a controlling influence over the management or policies of such entity. The Company does not have the right to elect or appoint more than 25% of the directors or another party has the right to elect or appoint more directors than the Company and has the right to appoint certain members of senior management. Therefore, the Company has determined that these entities are not controlled affiliates. As of March 31, 2017, we had a 100%, 32%, 32%, 36% and 28% equity ownership interest in Golden Bear 2016-R, LLC; Ivy Hill Middle Market Credit Fund IX, Ltd.; Ivy Hill Middle Market Credit Fund X, Ltd.; LVI Group Investments, LLC and Solarplicity Group Limited, respectively.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2017
(In thousands, except share data)

Denotes investments in which we are an “Affiliated Person,” as defined in the 1940 Act, due to holding the power to vote or owning 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of March 31, 2016 and March 31, 2017 along with transactions during the year ended March 31, 2017 in these affiliated investments are as follows:

Name of Issue	Fair Value at March 31, 2016	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at March 31, 2017	Net Realized Gains (Losses)	Interest/Dividend/Other Income
AIC SPV Holdings I, LLC, Membership Interests	$—	$69,039	$—	$(44,754)	$24,285	$—	$599
AMP Solar Group, Inc., Class A Common Unit	—	7,022	—	(2,335)	4,687	—	—
Generation Brands Holdings, Inc., Basic Common Stock	9,712	1	—	(9,713)	—	10,155	—
Generation Brands Holdings, Inc., Series 2L Common Stock	39,572	—	(11,242)	(28,330)	—	29,963	—
Generation Brands Holdings, Inc., Series H Common Stock	8,087	—	(2,298)	(5,789)	—	6,123	—
Golden Bear 2016-R, LLC, Membership Interests	—	16,460	—	606	17,066	—	—
Golden Bear Warehouse LLC, Membership Interests	49,617	27,777	(60,685)	(16,709)	—	34,216	3,020
Highbridge Loan Management 3-2014, Ltd., Subordinated Notes	4,975	—	(5,547)	572	—	(75)	113
Ivy Hill Middle Market Credit Fund IX, Ltd., Subordinated Notes	9,717	—	(1,022)	842	9,537	—	1,465
Ivy Hill Middle Market Credit Fund X, Ltd., Subordinated Notes	10,722	—	(1,212)	1,331	10,841	—	1,509
Jamestown CLO I Ltd., Subordinated Notes	380	—	(2,875)	2,495	—	(1,448)	—
LVI Group Investments, LLC, Common Units	21,486	—	—	(21,486)	—	—	44
MCF CLO I, LLC, Membership Interests	33,145	—	(33,268)	123	—	2,113	3,904
MCF CLO III, LLC, Class E Notes	10,073	1,180	(12,753)	1,500	—	—	1,719
MCF CLO III, LLC, Membership Interests	31,180	—	(34,700)	3,520	—	5,184	4,500
Pelican Energy, LLC, First Lien Term Loan	17,500	—	(143)	(1,940)	15,417	—	—
Pelican Energy, LLC, Membership Interests	—	—	—	—	—	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series B Preferred Stock	20,459	—	—	(1,076)	19,383	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series D Preferred Stock	5,933	—	—	321	6,254	—	—
Renew JV LLC, Membership Interests	—	1,960	—	2,741	4,701	—	—
Solarplicity Group Limited, First Lien Term Loan	—	160,281	(57,085)	16,230	119,426	(36,217)	2,385
Solarplicity Group Limited, Common Shares	—	—	—	—	—	—	—
Solarplicity UK Holdings Limited, Unsecured Debt	—	2,499	—	2	2,501	—	20
Solarplicity UK Holdings Limited, Ordinary Shares	—	4	—	4,948	4,952	—	—
Venoco, Inc., Unsecured Debt	—	338	—	(338)	—	—	—
Venoco, Inc., LLC Units	—	40,517	—	(40,517)	—	—	—
Venoco, Inc., Series A Warrants	—	48,170	—	(48,170)	—	—	—
	$272,558	$375,248	$(222,830)	$(185,926)	$239,050	$50,014	$19,278
____________________

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2017
(In thousands, except share data)

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

(4)
Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Fair value as of March 31, 2016 and March 31, 2017 along with transactions during the year ended March 31, 2017 in these Controlled investments are as follows:

Name of Issue	Fair Value at March 31, 2016	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Losses	Fair Value at March 31, 2017	Net Realized Losses	Interest/Dividend/Other Income
Dynamic Product Tankers, LLC, Letter of Credit	$—	$—	$—	$—	$—	$—	$25
Dynamic Product Tankers, LLC, Class A Units	48,264	—	—	(5,620)	42,644	—	1,200
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), First Lien Term Loan	—	10,000	—	—	10,000	—	470
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Second Lien Term Loan	25,000	2,617	—	—	27,617	—	2,619
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Common Stock	30,078	—	—	(11,216)	18,862	—	—
Merx Aviation Finance, LLC, Revolver	403,084	11,000	(40,000)	—	374,084	—	48,256
Merx Aviation Finance, LLC, Letter of Credit	—	—	—	—	—	—	(1)
Merx Aviation Finance Assets Ireland Limited, Letter of Credit	—	—	—	—	—	—	(18)
Merx Aviation Finance, LLC, Membership Interests	93,714	—	(45,049)	146	48,811	—	9,700
MSEA Tankers LLC, Class A Units	84,138	—	(10,550)	(791)	72,797	—	6,850
SHD Oil & Gas, LLC (f/k/a Spotted Hawk Development LLC), Tranche A Note	—	40,890	—	1	40,891	—	2,095
SHD Oil & Gas, LLC (f/k/a Spotted Hawk Development LLC), Tranche B Note	—	28,936	—	3,857	32,793	—	—
SHD Oil & Gas, LLC (f/k/a Spotted Hawk Development LLC), Tranche C Note	—	6,750	—	—	6,750	—	262
SHD Oil & Gas, LLC (f/k/a Spotted Hawk Development LLC), Unfunded Tranche C Note	—	—	—	—	—	—	—
SHD Oil & Gas, LLC (f/k/a Spotted Hawk Development LLC), Series A Units	—	—	—	—	—	—	—
Solarplicity Group Limited, First lien Term Loan	163,034	41,732	(169,365)	(35,401)	—	(2,173)	14,228
Solarplicity Group Limited, Class B Common Shares	6,665	—	—	(6,665)	—	—	—
	$853,977	$141,925	$(264,964)	$(55,689)	$675,249	$(2,173)	$85,686
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

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2017
(In thousands, except share data)

As of March 31, 2017, the Company had a 85%, 48%, 100%, 98% and 38% equity ownership interest in Dynamic Product Tankers, LLC; Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.); Merx Aviation Finance, LLC; MSEA Tankers, LLC; and SHD Oil & Gas, LLC (f/k/a Spotted Hawk Development LLC), respectively.

(5)	Aggregate gross unrealized gain and loss for federal income tax purposes is $70,774 and $314,345, respectively. Net unrealized loss is $243,571 based on a tax cost of $2,560,279.

(6)
Substantially all securities are pledged as collateral to our multi-currency revolving credit facility (the “Senior Secured Facility” as defined in Note 7). As such, these securities are not available as collateral to our general creditors.

(7)	The negative fair value is the result of the commitment being valued below par.

(8)
These are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive order the Company received from the Securities and Exchange Commission (the “SEC”) permitting us to do so. (See Note 3 for discussion of the exemptive order from the SEC.)

(9)	The percentage is calculated over net assets.

(10)
These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.

(11)	Denominated in USD unless otherwise noted, Euro (“€”), British Pound (“£”), and Canadian Dollar (“C$”).

(12)	Non-income producing security.

(13)	Non-accrual status (Note 2).

(14)
The underlying investments of AIC SPV Holdings I, LLC are two secured debt positions and one preferred equity position in SquareTwo Financial Corporation. One of the secured debt positions and the preferred equity position are on non-accrual status.

(15)
Denotes debt securities where the Company owns multiple tranches of the same broad asset type but whose security characteristics differ. Such differences may include level of subordination, call protection and pricing, and differing interest rate characteristics, among other factors. Such factors are usually considered in the determination of fair values.

(16)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of March 31, 2017, non-qualifying assets represented approximately 23.0% of the total assets of the Company.

(17)	In addition to the interest earned based on the stated rate of this loan, the Company may be entitled to receive additional interest as a result of its arrangement with other lenders in a syndication.

(18)	This investment represents a leveraged subordinated interest in a trust that holds one foreign currency denominated bond and a derivative instrument.

(19)
Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread. The borrower has an option to choose the benchmark rate, such as the London Interbank Offered Rate (“LIBOR”), the Euro Interbank Offered Rate (“EURIBOR”), the federal funds rate or the prime rate. The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates (1M L, 3M L, or 6M L, respectively), and EURIBOR loans are typically indexed to 90-day EURIBOR rates (3M E), at the borrower’s option. LIBOR and EURIBOR loans may be subject to interest floors. As of March 31, 2017, rates for 1M L, 2M L, 3M L, 6M L, 3M E, and prime are 0.98%, 1.03%, 1.15%, 1.42%, (0.33%), and 4.00%, respectively.

(20)	The rates associated with these undrawn committed revolvers and delayed draw term loans represent rates for commitment and unused fees.

(21)
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

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2017
(In thousands, except share data)

(22)
As of March 31, 2017, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 9 to the financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Portfolio Company	Total Commitment	Drawn Commitment	Letters of Credit	Undrawn Commitment
AIC SPV Holdings I, LLC	$8,888	$4,629	$—	$4,259
Alliant Holdings Intermediate, LLC	15,000	—	188	14,812
American Media, Inc.	1,778	770	154	854
Aptevo Therapeutics Inc.	15,000	8,571	—	6,429
Avantor Performance Materials Holdings, LLC	6,629	737	72	5,820
Dynamic Product Tankers, LLC	2,250	—	2,250	—
Endologix, Inc.	5,000	—	—	5,000
Invuity, Inc.	12,000	6,667	—	5,333
LabVantage Solutions Limited	3,674	—	—	3,674
Merx Aviation Finance, LLC	3,600	—	3,600	—
Merx Aviation Finance Assets Ireland Limited	177	—	177	—
My Alarm Center, LLC	19,122	16,958	—	2,164
Novadaq Technologies Inc.	13,000	3,333	—	9,667
Oxford Immunotec, Inc.	1,000	—	—	1,000
PSI Services, LLC	455	198	—	257
SESAC Holdco II LLC	587	—	—	587
SHD Oil & Gas, LLC (f/k/a Spotted Hawk Development LLC)	18,000	6,750	—	11,250
Tibco Software Inc.	6,000	—	—	6,000
TricorBraun Holdings, Inc.	5,625	960	—	4,665
UniTek Global Services Inc.	12,762	—	7,762	5,000
Westinghouse Electric Co LLC	40,000	17,500	—	22,500
Wright Medical Group, Inc.	50,000	10,000	—	40,000
Total Commitments	$240,547	$77,073	$14,203	$149,271

(23)
As of March 31, 2017, Dynamic Product Tankers, LLC had various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-3 units which are identical except that Class A-1 unit is voting and Class A-3 unit is non-voting. The units entitle the Company to appoint three out of five managers to the board of managers.

(24)
As of March 31, 2017, MSEA Tankers, LLC had various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-2 units which are identical except that Class A-1 unit is voting and Class A-2 unit is non-voting. The units entitle the Company to appoint two out of three managers to the board of managers.

(25)	As of March 31, 2017, the Company holds two classes of shares in Solarplicity Group Limited. The Company holds 434 shares of Class A shares (non-voting) and 2,391 shares of Class B (voting).

(26)	This security is included in the Cash and Cash Equivalent on the Statement of Assets and Liabilities.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2017
(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of March 31, 2017
Business Services	22.3%
Aviation and Consumer Transport	18.3%
Energy – Electricity	7.7%
Diversified Investment Vehicles, Banking, Finance, Real Estate	7.3%
Transportation – Cargo, Distribution	7.2%
High Tech Industries	7.2%
Energy – Oil & Gas	6.6%
Healthcare & Pharmaceuticals	4.4%
Chemicals, Plastics & Rubber	2.8%
Manufacturing, Capital Equipment	2.8%
Telecommunications	2.7%
Insurance	2.7%
Automotive	1.3%
Utilities – Electric	1.3%
Advertising, Printing & Publishing	1.1%
Food & Grocery	1.1%
Aerospace & Defense	1.0%
Hotel, Gaming, Leisure, Restaurants	0.9%
Consumer Goods – Durable	0.7%
Containers, Packaging & Glass	0.4%
Media – Diversified & Production	0.1%
Broadcasting & Subscription	0.1%
Metals & Mining	0.0%
Education	0.0%
Environmental Industries	0.0%
Total Investments	100.0%

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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 1. Organization
Apollo Investment Corporation (the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” or “our”), a Maryland corporation incorporated on February 2, 2004, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We commenced operations on April 8, 2004 receiving net proceeds of $870,000 from our initial public offering by selling 62 million shares of common stock at a price of $15.00 per share. Since then, and through March 31, 2017, we have raised approximately $2,210,067 in net proceeds from additional offerings of common stock and repurchased common stock for $100,356.
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
Under the 1940 Act, ASC 946, and the regulations pursuant to Article 6 of Regulation S-X, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit us. Consequently, the Company consolidated some special purposes entities. These special purposes entities only hold investments of the Company and have no other significant asset and liabilities. All significant intercompany transactions and balances have been eliminated in consolidation
Certain amounts have been reclassified on the Statements of Operations. For the year ended March 31, 2015, $1,183 of net change in unrealized loss previously classified as net change in unrealized gain (loss) from controlled investments was reclassified to net change in unrealized gain (loss) from non-controlled/affiliated investments. For the year ended March 31, 2015, $1,580 of investment income previously classified as investment income from controlled investments was reclassified to investment income from non-controlled/affiliated investments.

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
Cash and Cash Equivalents
The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. Generally, only securities with a maturity of three months or less from the date of purchase would qualify, with limited exceptions. The Company deems that certain money market funds, U.S. Treasury bills, repurchase agreements, and other high-quality, short-term debt securities would qualify as cash equivalents.
Cash and cash equivalents are carried at cost which approximates fair value. Cash equivalents held as of March 31, 2017 is $9,783. There were no cash equivalents held as of March 31, 2016.
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

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides valuation. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. During the year ended March 31, 2017, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share data)

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
Valuation of Other Financial Assets and Financial Liabilities
ASC 825, Financial Instruments, permits an entity to choose, at specified election dates, to measure certain assets and liabilities at fair value (the “Fair Value Option”). We have not elected the Fair Value Option to report selected financial assets and financial liabilities. Debt issued by the Company is reported at amortized cost (see Note 7). The carrying value of all other financial assets and liabilities approximates fair value due to their short maturities or their close proximity of the originations to the measurement date.
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
(In thousands except share and per share data)

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
The Company records origination and other expenses related to its debt obligations as deferred financing costs. The deferred financing cost for all outstanding debt is presented as a direct deduction from the carrying amount of the related debt liability, except that incurred under the Senior Secured Facility (as defined in Note 7), which the Company presents as an asset on the Statements of Assets and Liabilities. These expenses are deferred and amortized as part of interest expense using the straight-line method over the stated life of the obligation which approximates the effective yield method.
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
Dividends and Distributions
Dividends and distributions to common stockholders are recorded as of the ex-dividend date. The amount to be paid out as a distribution is determined by the Board of Directors each quarter. Net realized capital gains, if any, are generally distributed or deemed distributed at least annually.
Share Repurchases
In connection with the Company’s share repurchase program, the cost of shares repurchased is charged to net assets on the trade date.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share data)

Federal and State Income Taxes
We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through March 31, 2017 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ended March 31, 2017. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.
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
If we fail to satisfy the annual distribution requirement or otherwise fail to qualify as a RIC in any taxable year, we would be subject to tax on all of our taxable income at regular corporate rates. Distribution would generally be taxable to our individual and other non-corporate taxable stockholders as ordinary dividend income eligible for the reduced maximum rate applicable to qualified dividend income to the extent of our current and accumulated earnings and profits provided certain holding period and other requirements are met. Subject to certain limitation under the Code, corporate distributions would be eligible for the dividend-received deduction. To qualify again to be taxed as a RIC in a subsequent year, we would be required to distribute to our stockholders our accumulated earnings and profits payable by us as an additional tax. In addition, if we failed to qualify as a RIC for a period greater than two taxable years, then, in order to qualify as a RIC in a subsequent year, we would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of up to ten years.
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of March 31, 2017, there were no uncertain tax positions. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2014 remain subject to examination by the Internal Revenue Service.
Accounting Standards Adopted in Fiscal Year 2017
In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). This guidance refers to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new guidance requires that management evaluate each annual and interim reporting period whether conditions exist that give rise to substantial doubt about the entity’s ability to continue as a going concern within one year from the financial statement issuance date, and if so, provide related disclosures. Substantial doubt exists when conditions and events, considered in the aggregate, indicate that it was probable that a company will be unable to meet its obligations as they become due within one year after the financial statement issuance date. The new guidance applies to all companies. The guidance was effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The adoption of this guidance did not have an impact on the financial statements of the Company.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share data)

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability (i.e., versus being capitalized as an asset and amortized as required under previous guidance), consistent with the presentation of debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance (i.e., debt issuance costs will continue to be amortized as an increase to interest expense). In addition, in August 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest (Subtopic 835-30) (“ASU 2015-15”). This guidance reiterates that the Securities and Exchange Commission (the “SEC”) would not object to an entity deferring and presenting debt issuance costs related to a line of credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings. ASU 2015-03 and ASU 2015-15 are effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015. As of April 1, 2016, the Company adopted ASU 2015-03 and ASU 2015-15 to simplify the presentation of debt issuance costs for all outstanding debt, except that incurred under our Senior Secured Facility (as defined in Note 7), which the Company will continue to present as an asset on our Statements of Assets and Liabilities. The balance sheet as of March 31, 2016 has been adjusted to apply the change in accounting principle retrospectively. The debt issuance cost that is now presented as a reduction from the carrying value of the related debt as of March 31, 2016 is $14,650. The adoption of ASU 2015-03 and 2015-15 had no material impact on the Company’s net asset value, results of operations or cash flows.
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
2017 Management Fee Waiver
Effective April 1, 2016 through March 31, 2017 (the “waiver period”), the Investment Adviser has agreed to waive 25% of its base management fee so that base management fee is reduced from 2% to 1.50%. The waiver was extended for the period April 1, 2017 through March 31, 2018.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share data)

2017 Incentive Fee Waiver
Effective April 1, 2016 through March 31, 2017, the Investment Adviser has agreed to waive up to 25% of its performance-based incentive fee so that the incentive fee on pre-incentive fee net investment income could be accrued at as low a rate as 15% to the extent the Company experiences cumulative net realized and change in unrealized losses during the waiver period (“cumulative net losses”). The inclusion of cumulative net gains and cumulative net losses will be measured on a cumulative basis from April 1, 2016 through the end of each quarter during the waiver period. Any cumulative net gains will result in a dollar for dollar increase in the incentive fee payable up to a maximum rate of 20% and any cumulative net losses will result in a dollar for dollar decrease in the incentive fee payable down to a minimum rate of 15%. The waiver was extended for the period April 1, 2017 through March 31, 2018.
Incentive Fee on Cumulative Net Realized Gains
The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of our cumulative realized capital gains less cumulative realized capital losses, unrealized capital loss (unrealized loss on a gross investment-by-investment basis at the end of each calendar year) and all capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For accounting purposes only, we are required under GAAP to accrue a theoretical capital gains incentive fee based upon net realized capital gains and unrealized capital gain and loss on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no accrual for theoretical capital gains incentive fee for the years ended March 31, 2017 and March 31, 2016. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (the “Advisers Act”) or the Investment Advisory Agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the Investment Advisory Agreement which specifically excludes consideration of unrealized capital gain.
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
For the years ended March 31, 2017, 2016 and 2015, the Company recognized $52,934, $66,176 and $73,604, respectively, of management fees, and $18,776, $43,943 and $53,179, respectively, of incentive fees before impact of waived fees. For the years ended March 31, 2017, 2016 and 2015, management fees waived were $13,234, $14,351 and $9,407, respectively, and incentive fees waived were $7,999, $5,089 and $6,208, respectively.
As of March 31, 2017 and March 31, 2016, management and performance-based incentive fees payable were $16,306 and $31,124, respectively.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share data)

For the years ended March 31, 2017, 2016 and 2015, the amount of incentive fees on PIK income for which payments have been deferred were $1,955, $7,001 and $5,863, respectively. During the years ended March 31, 2017, 2016 and 2015, the Company reversed $13,220, $874 and $5 of the deferred incentive fee payable related to PIK income which was deemed to be no longer realizable. The cumulative deferred incentive fee on PIK income included in management and performance-based incentive fee payable line of the Statements of Assets and Liabilities as of March 31, 2017 and March 31, 2016 were $2,317 and $11,824, respectively.
Administration Agreement with AIA
The Company has also entered into an administration agreement with the Administrator (the “Administration Agreement”) under which AIA provides administrative services for the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator and requested to be reimbursed by the Administrator in performing its obligations under the Administration Agreement. The expenses include rent and the Company’s allocable portion of its Chief Financial Officer, Chief Compliance Officer, Chief Legal Officer, and their respective staffs. For the years ended March 31, 2017, 2016 and 2015, the Company recognized administrative services expense under the Administration Agreement of $7,513, $6,449 and $5,850, respectively. Included in the other liabilities and accrued expenses in the Statements of Assets and Liabilities as of March 31, 2017 and March 31, 2016 is a payable to AIA and its affiliates of $0 and $1,017, respectively, for expenses paid on our behalf.
Merx Aviation Finance, LLC
Merx Aviation Finance, LLC (“Merx”), a wholly-owned portfolio company of the Company, has also entered into an administration agreement with the Administrator (the “Merx Administration Agreement”) under which AIA provides administrative services to Merx. For the years ended March 31, 2017, 2016 and 2015, the Company recognized expense reimbursements of $250, $150 and $150 respectively, under the Merx Administration Agreement.
The Company has also entered into an expense reimbursement agreement with Merx Aviation Finance Assets Ireland Limited, an affiliate of Merx, that will reimburse the Company for reasonable out-of-pocket expenses incurred, including any interest, fees or other amounts incurred by the Company in connection with letters of credit issued on its behalf. For the years ended March 31, 2017, 2016 and 2015, the Company recognized expenses that were reimbursed under the expense reimbursement agreement of $86, $85 and $82, respectively.
Co-Investment Activity
We may co-invest on a concurrent basis with affiliates of ours, subject to compliance with applicable regulations and our allocation procedures. Certain types of negotiated co-investments may be made only in accordance with the terms of the exemptive order we received from the SEC permitting us to do so. On March 29, 2016, we received an exemptive order from the SEC (the “Order”) permitting us greater flexibility to negotiate the terms of co-investment transactions with certain of our affiliates, including investment funds managed by AIM or its affiliates, subject to the conditions included therein. Under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must be able to reach certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our Board of Directors’ approved criteria. In certain situations where co-investment with one or more funds managed by AIM or its affiliates is not covered by the Order, the personnel of AIM or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. The Order is subject to certain terms and conditions so there can be no assurance that we will be permitted to co-invest with certain of our affiliates other than in the circumstances currently permitted by regulatory guidance and the Order.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share data)

Note 4. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per share (“EPS”), pursuant to ASC 260-10, for the years ended March 31, 2017, 2016 and 2015:

	Year Ended March 31,
	2017	2016	2015
Basic and Diluted Earnings (Loss) Per Share (1)
Net increase (decrease) in net assets resulting from operations	$18,370	$(44,526)	$75,422
Weighted average shares outstanding	222,415,073	232,555,815	236,741,351
Basic and diluted earnings (loss) per share	$0.08	$(0.19)	$0.32
____________________

(1)
Diluted earnings (loss) per share is calculated using the if-converted method. In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. For the year ended March 31, 2017, the Company did not have any convertible notes. As such, diluted EPS was not applicable. For the years ended March 31, 2016 and March 31, 2015, anti-dilution would total $0.04 and $0.02, respectively.

Note 5. Investments
Fair Value Measurement and Disclosures
The following table shows the composition of our investment portfolio as of March 31, 2017, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$1,127,001	$1,049,232	$—	$—	$1,049,232
Second Lien Secured Debt	686,498	685,268	—	238,496	446,772
Unsecured Debt	161,226	161,384	—	15,166	146,218
Structured Products and Other	163,242	166,893	—	—	166,893
Preferred Equity	89,370	25,637	—	—	25,637
Common Equity/Interests	328,235	228,200	—	—	228,200
Warrants	49,851	94	—	—	94
Total Investments	$2,605,423	$2,316,708	$—	253,662	2,063,046
Money Market Fund	$9,783	$9,783	$9,783	$—	$—
Total Cash Equivalents	$9,783	$9,783	$9,783	$—	$—
Total Investments and Cash Equivalents	$2,615,206	$2,326,491	$9,783	$253,662	$2,063,046
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share data)

The following table shows changes in the fair value of our Level 3 investments during the year ended March 31, 2017:

	First Lien Secured Debt (1)	Second Lien Secured Debt (1)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of March 31, 2016	$1,089,156	$491,488	$227,222	$319,530	$68,562	$356,940	$—	$2,552,898
Net realized gains (losses)	(71,393)	(53,649)	—	42,375	(246)	45,381	(2,374)	(39,906)
Net change in unrealized gains (losses)	25,726	81,654	16,525	(4,736)	(41,569)	(169,483)	(44,931)	(136,814)
Net amortization on investments	2,609	1,146	320	362	—	139	—	4,576
Purchases, including capitalized PIK (2)	313,272	201,773	16,734	44,235	37,081	115,793	48,250	777,138
Sales (2)	(310,138)	(275,640)	(114,583)	(234,873)	(38,191)	(120,570)	(851)	(1,094,846)
Fair value as of March 31, 2017	$1,049,232	$446,772	$146,218	$166,893	$25,637	$228,200	$94	$2,063,046

Net change in unrealized gains (losses) on Level 3 investments still held as of March 31, 2017	(26,378)	4,753	(1,514)	5,377	(27,163)	(118,983)	(20,752)	(184,660)
____________________

(1)	Includes unfunded commitments measured at fair value of $(2,181).

(2)	Includes reorganizations and restructuring of investments.
The following table shows changes in the fair value of our Level 3 investments during the year ended March 31, 2016:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of March 31, 2015	$1,016,030	$512,110	$351,971	$374,368	$165,101	$329,800	$5,571	$2,754,951
Net realized gains (losses)	(13,348)	(33,666)	(40,602)	(3,979)	(2,363)	(43,684)	11,744	(125,898)
Net change in unrealized gains (losses)	(82,321)	(52,115)	2,837	(17,663)	10,100	70,359	(5,382)	(74,185)
Net amortization on investments	2,529	1,856	451	438	—	—	—	5,274
Purchases, including capitalized PIK (3)	541,891	281,927	36,903	90,326	90,207	137,337	—	1,178,591
Sales (3)	(375,625)	(136,447)	(124,338)	(113,887)	(194,483)	(137,012)	(11,933)	(1,093,725)
Transfers out of Level 3 (1)	—	(114,191)	—	(10,073)	—	—	—	(124,264)
Transfers into Level 3 (1)	—	32,014	—	—	—	140	—	32,154
Fair value as of March 31, 2016	$1,089,156	$491,488	$227,222	$319,530	$68,562	$356,940	$—	$2,552,898

Net change in unrealized gains (losses) on Level 3 investments still held as of March 31, 2016	$110,146	$94,081	$14,960	$(27,084)	$52,754	$(92,674)	$8,032	$160,215
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share data)

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of March 31, 2017 and March 31, 2016. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.
The unobservable inputs used in the fair value measurement of our Level 3 investments as of March 31, 2017 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Secured Debt	$(896)	Broker Quoted	Broker Quote	N/A	N/A	N/A
	493,509	Discounted Cash Flow	Discount Rate	2.3%	14.3%	10.6%
	17,063	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	105,851	Recovery Analysis	Commodity Price	$54.00	$66.00	$64.88
	50,585	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
		Market Comparable Approach	Comparable Multiple	4.5x	4.5x	4.5x
	705	Yield Analysis	Discount Rate	22.5%	22.5%	22.5%
		Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	382,415	Yield Analysis	Discount Rate	4.9%	17.5%	11.5%
Second Lien Secured Debt	139,546	Broker Quoted	Broker Quote	N/A	N/A	N/A
	9,296	Market Comparable Approach	Comparable Multiple	7.8x	7.8x	7.8x
	7,800	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	27,618	Recovery Analysis	Commodity Price	$54.00	$66.00	$61.64
	262,512	Yield Analysis	Discount Rate	10.2%	21.1%	12.1%
Unsecured Debt	2,501	Discounted Cash Flow	Discount Rate	21.1%	21.1%	21.1%
	143,717	Yield Analysis	Discount Rate	10.5%	16.1%	10.8%
Structured Products and Other	134,268	Discounted Cash Flow	Discount Rate	10.0%	15.0%	11.3%
	32,625	Recent Transaction	Recent Transaction	N/A	N/A	N/A
Preferred Equity	25,637	Option Pricing Model	Expected Volatility	52.0%	52.0%	52.0%
Common Equity/Interests	231	Broker Quoted	Broker Quote	N/A	N/A	N/A
	178,591	Discounted Cash Flow	Discount Rate	6.0%	21.1%	12.7%
	6,230	Market Comparable Approach	Comparable Multiple	3.9x	12.1x	9.3x
	24,285	Proposed Transaction	Proposed Transaction	N/A	N/A	N/A
	18,863	Recovery Analysis	Commodity Price	$54.00	$66.00	61.6x
Warrants	94	Option Pricing Model	Expected Volatility	60.0%	60.0%	60.0%
Total Level 3 Investments	$2,063,046
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
Investment Transactions
For the years ended March 31, 2017, 2016 and 2015, purchases of investments on a trade date basis were $601,065, $1,088,517 and $2,211,081, respectively. For the years ended March 31, 2017, 2016 and 2015, sales and repayments of investments on a trade date basis were $1,094,634, $1,338,689 and $2,250,782, respectively.
PIK Income
The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the years ended March 31, 2017, 2016 and 2015, PIK income earned was $28,164, $40,078 and $34,092, respectively.
The following table shows the change in capitalized PIK balance for the years ended March 31, 2017, 2016 and 2015:

	Year Ended March 31,
	2017	2016	2015
PIK balance at beginning of period	$73,409	$86,903	$58,185
PIK income capitalized	33,389	40,836	31,036
Adjustments due to investments exited or written off	(50,646)	(4,688)	—
PIK income received in cash	(2,890)	(49,642)	(2,318)
PIK balance at end of period	$53,262	$73,409	$86,903
Dividend Income
The Company holds structured products and other investments. The CLO equity investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The Company records as dividend income the accretable yield from its beneficial interests in structured products such as CLOs based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. During the years ended March 31, 2017, 2016 and 2015 dividend income from structured products was $11,465, $24,920 and $18,014, respectively.
Investments on Non-Accrual Status
As of March 31, 2017, 7.0% of total investments at amortized cost, or 3.0% of total investments at fair value, were on non-accrual status. As of March 31, 2016, 8.4% of total investments at amortized cost, or 4.2% of total investments at fair value, were on non-accrual status.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share data)

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
As of March 31, 2017, our investment in Merx exceeded the 10% and 20% thresholds in at least one of the tests under Rule 3-09 and Rule 4-08(g). Accordingly, we are attaching the audited financial statements of Merx on Form 10-K.
Note 6. Derivative Instruments
During the year ended March 31, 2017, the Company bought and sold put options, call options and a credit default swap, with maximum notional amounts of $84,870, $118,080 and €45,000, respectively, which is indicative of the volume of derivatives during the period they were held. As of March 31, 2017 and March 31, 2016, the Company held no derivative instruments.
The effect of transactions in derivative instruments to the Statements of Operations during the year ended March 31, 2017, is as follows.

Year Ended March 31, 2017
Net Realized Gains (Losses) on Derivatives
Purchased Put Options	$(1,573)
Written Call Options	2,325
Credit Default Swap	(878)
Net Realized Losses on Derivatives	$(126)
There were no derivative transactions during the years ended March 31, 2016 and March 31, 2015.

Note 7. Debt and Foreign Currency Transactions and Translations
The Company’s outstanding debt obligations as of March 31, 2017 were as follows:

	Date Issued/Amended	Total Aggregate Principal Amount Committed	Principal Amount Outstanding		Fair Value		Final Maturity Date
Senior Secured Facility	12/22/2016	$1,140,000	$200,923	*	$200,873	(1)	12/22/2021
Senior Secured Notes (Series B)	9/29/2011	16,000	16,000		16,523	(1)	9/29/2018
2042 Notes	10/9/2012	150,000	150,000		152,160	(2)	10/15/2042
2043 Notes	6/17/2013	150,000	150,000		156,180	(2)	7/15/2043
2025 Notes	3/3/2015	350,000	350,000		367,556	(1)	3/3/2025
Total Debt Obligations		$1,806,000	$866,923		$893,292
Deferred Financing Cost and Debt Discount			$(18,474)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount			$848,449
____________________

*	Includes foreign currency debt obligations as outlined in Foreign Currency Transactions and Translations within this note.

(1)
The fair value of these debt obligations are categorized as Level 3 under ASC 820 as of March 31, 2017. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.

(2)	The fair value of these debt obligations are categorized as Level 1 under ASC 820 as of March 31, 2017. The valuation is based on quoted prices of identical liabilities in active markets.

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
Senior Secured Facility
On December 22, 2016, the Company amended and restated its senior secured, multi-currency, revolving credit facility (the “Senior Secured Facility”) from the previous April 24, 2015 amendment. The amended and restated agreement decreased the lenders’ commitments from $1,310,000 to $1,140,000, extended the final maturity date through December 22, 2021, and allows the Company to seek additional commitments from new and existing lenders in the future, up to an aggregate facility size not to exceed $1,965,000. The Senior Secured Facility is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. Commencing January 31, 2021, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the Senior Secured Facility as of December 22, 2021. In addition, the stated interest rate on the facility remains as a formula-based calculation based on a minimum borrowing base, resulting in a stated interest rate, depending on the type of borrowing, of (a) either LIBOR plus 1.75% per annum or LIBOR plus 2.00% per annum, or (b) either Alternate Base Rate plus 0.75% per annum or Alternate Base Rate plus 1% per annum. As of March 31, 2017, the stated interest rate on the facility was LIBOR plus 2.00%. The Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Senior Secured Facility and participation fees and fronting fees of up to 2.25% per annum on the letters of credit issued.
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
The Senior Secured Facility also provides for the issuance of letters of credit up to an aggregate amount of $150,000. As of March 31, 2017 and March 31, 2016, the Company had $15,640 and $16,290, respectively, in standby letters of credit issued through the Senior Secured Facility. The amount available for borrowing under the Senior Secured Facility is reduced by any standby letters of credit issued through the Senior Secured Facility. Under GAAP, these letters of credit are considered commitments because no funding has been made and as such are not considered a liability. These letters of credit are not senior securities because they are not in the form of a typical financial guarantee and the portfolio companies are obligated to refund any drawn amounts. The available remaining capacity under the Senior Secured Facility was $923,438 and $655,806 as of March 31, 2017 and March 31, 2016, respectively. Terms used in this disclosure have the meanings set forth in the Senior Secured Facility agreement.
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
The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the years ended March 31, 2017, 2016 and 2015.

	Year Ended March 31,
	2017	2016 (2)	2015 (2)
Average debt outstanding	$1,048,667	$1,456,397	$1,586,003
Maximum amount of debt outstanding	1,363,533	1,657,288	1,834,405

Weighted average annualized interest cost (1)	5.12%	4.97%	4.55%
Annualized amortized debt issuance cost	0.52%	0.48%	0.43%
Total annualized interest cost	5.64%	5.45%	4.98%
____________________

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Facility. Commitment fees for the year ended March 31, 2017, 2016 and 2015 were $3,264, $2,958 and $1,923, respectively.

(2)	Numbers were updated due to the retrospective application of the new accounting pronouncements (ASU 2015-03 and ASU 2015-15) adopted as of April 1, 2016.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share data)

Foreign Currency Transactions and Translations
The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of March 31, 2017:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain	Reset Date
Canadian Dollar	C$	33,000	$29,721	$24,744	$4,977	4/28/2017
Euro		€14,000	15,129	14,974	155	4/3/2017
Euro		€13,000	14,046	13,904	142	4/18/2017
British Pound		£8,700	13,319	10,879	2,440	4/21/2017
British Pound		£100,500	152,658	125,670	26,988	4/28/2017
British Pound		£3,800	5,058	4,752	306	4/6/2017
			$229,931	$194,923	$35,008
The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of March 31, 2016:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain (Loss)	Reset Date
Canadian Dollar	C$	55,100	$50,366	$42,599	$7,767	4/29/2016
Euro		€14,000	15,126	15,954	(828)	4/4/2016
British Pound		£14,000	20,354	20,122	232	4/8/2016
British Pound		£14,500	22,199	20,841	1,358	4/11/2016
British Pound		£14,500	22,209	20,841	1,368	4/18/2016
British Pound		£24,400	37,283	35,070	2,213	4/22/2016
British Pound		£54,600	83,095	78,477	4,618	4/29/2016
			$250,632	$233,904	$16,728
As of March 31, 2017 and March 31, 2016, the Company was in compliance with all debt covenants.
Note 8. Stockholders’ Equity
There were no equity offerings of common stock during the years ended March 31, 2017 and March 31, 2016.
The Company adopted the following plans, approved by the Board of Directors, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the Securities Exchange Act of 1934 (the “1934 Act”) (the “Repurchase Plans”):

Date of Adoption	Maximum Cost of Shares That May Be Repurchased	Cost of Shares Repurchased	Remaining Cost of Shares That May Be Repurchased
August 6, 2015	$50,000	$50,000	$—
December 14, 2015	50,000	50,000	—
September 14, 2016	50,000	356	49,644
Total as of March 31, 2017	$150,000	$100,356	$49,644
The Repurchase Plans were designed to allow the Company to repurchase its shares both during its open window periods and at times when it otherwise might be prevented from doing so under applicable insider trading laws or because of self-imposed trading blackout periods. A broker selected by the Company will have the authority under the terms and limitations specified in an agreement with the Company to repurchase shares on the Company’s behalf in accordance with the terms of the Repurchase Plans. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the Repurchase Plans. Pursuant to the Repurchase Plans, the Company may from time to time repurchase a portion of its shares of common stock and the Company is hereby notifying stockholders of its intention as required by applicable securities laws.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share data)

Under the Repurchase Plans described above, the Company allocated the following amounts to be repurchased in accordance with SEC Rule 10b5-1 (the “10b5-1 Repurchase Plans”):

Effective Date	Termination Date	Amount Allocated to 10b5-1 Repurchase Plans
September 15, 2015	November 5, 2015	$5,000
January 1, 2016	February 5, 2016	10,000
April 1, 2016	May 19, 2016	5,000
July 1, 2016	August 5 2016	15,000
September 30, 2016	November 8, 2016	20,000
January 4, 2017	February 6, 2017	10,000
March 31, 2017	May 19, 2017	10,000
During the year ended March 31, 2017, the Company repurchased 6,461,842 shares at a weighted average price per share of $5.87, inclusive of commissions, for a total cost of $37,918. This represents a discount of approximately 15.50% of the average net asset value per share for the year ended March 31, 2017.
During the year ended March 31, 2016, the Company repurchased 10,584,855 shares at a weighted average price per share of $5.90, inclusive of commissions, for a total cost of $62,437. This represents a discount of approximately 23.09% of the average net asset value per share for the year ended March 31, 2016.
Since the inception of the Repurchase Plans through March 31, 2017, the Company repurchased 17,046,697 shares at a weighted average price per share of $5.89, inclusive of commissions, for a total cost of $100,356.
On September 12, 2014, the Company announced an at-the-market offering program (the “ATM Program”) through which we can sell up to 16 million shares of its common stock from time to time. As of March 31, 2017, no shares had been sold through the Company’s ATM Program.
Note 9. Commitments and Contingencies
The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of March 31, 2017 and March 31, 2016, the Company had the following unfunded commitments to its portfolio companies:

	March 31, 2017	March 31, 2016
Unfunded revolver obligations and bridge loan commitments (1)	$227,906	$291,424
Standby letters of credit issued and outstanding (2)	14,203	14,723
Unfunded delayed draw loan commitments (3)	28,649	13,234
Unfunded delayed draw loan commitments (performance thresholds not met) (4)	30,678	25,000
Total Unfunded Commitments	$301,436	$344,381
____________________

(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of March 31, 2017 and March 31, 2016, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that needs to be met prior to funding. As of March 31, 2017 and March 31, 2016, the bridge loan commitments included in the balances were $137,962 and $253,413, respectively.

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

(4)
The borrowers are required to meet certain performance thresholds before the Company is obligated to fulfill the commitments and those performance thresholds were not met as of March 31, 2017 and March 31, 2016.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share data)

Of the unfunded commitments which existed as of March 31, 2017, $236,493 were outstanding as of May 17, 2017.
Note 10. Income Taxes
For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders during the tax years ended March 31, 2017, 2016 and 2015 were as follows:

	Year Ended March 31,
	2017 (1)	2016	2015
Ordinary income	$76,950	$111,853	$165,626
Capital gains	—	—	—
Return of capital	67,286	73,211	23,767
Total distributions paid to stockholders	$144,236	$185,064	$189,393
____________________

(1)	Tax information for the year ended March 31, 2017 is an estimate and will not be finally determined until we file our 2017 tax return in December 2017.
Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.
The following table reconciles the net increase in net assets resulting from operations to taxable income for the tax years ended March 31, 2017, 2016 and 2015:

	Year Ended March 31,
	2017 (1)	2016	2015
Net increase (decrease) in net assets resulting from operations	$18,370	$(44,526)	$75,422
Adjustments:
Net realized losses	41,823	195,364	13,368
Net change in unrealized losses	89,050	42,419	139,183
Income not currently taxable	(55,053)	(69,038)	(36,081)
Income recognized for tax but not book	21,145	11,366	8,355
Expenses not currently deductible	—	—	5,645
Expenses incurred for tax but not book	(9,507)	(5,385)	—
Realized gain/loss differences (2)	(16,601)	(16,230)	(40,266)
Taxable income before deductions for distributions	$89,227	$113,970	$165,626
____________________

(1)	Tax information for the year ended March 31, 2017 is an estimate and will not be finally determined until we file our 2017 tax return in December 2017.

(2)	These pertain to book income/losses treated as capital gains/losses for tax purposes or book realized gains/losses treated as ordinary income/losses for tax purposes.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share data)

The following table shows the components of accumulated losses on a tax basis for the years ended March 31, 2017, 2016 and 2015:

	Year Ended March 31,
	2017 (1)	2016	2015
Distributable ordinary income	$—	$—	$—
Capital loss carryforward	(1,189,004)	(1,147,397)	(1,042,277)
Other temporary book-to-tax differences	(45,631)	(147,161)	(74,084)
Unrealized depreciation	(208,563)	(87,009)	(143,983)
Total accumulated losses	$(1,443,198)	$(1,381,567)	$(1,260,344)
____________________

(1)	Tax information for the year ended March 31, 2017 is an estimate and will not be finally determined until the Company files its 2017 tax return in December 2017.
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
As of March 31, 2017, the Company had a post-enactment short-term capital loss carryforward of $142,792 and long-term capital loss carryforward of $434,883. As of March 31, 2016, the Company had a post-enactment short-term capital loss carryforward of $95,174 and long-term capital loss carryforward of $404,806. As of March 31, 2015, the Company had a post-enactment short-term capital loss of $78,104 and long-term capital loss carryforward of $316,755.
As of March 31, 2017, the Company had pre-enactment net capital loss carryforwards of $199,331 and $411,998 which expire on March 31, 2018 and 2019, respectively. None of the pre-enactment net capital loss carryforwards were utilized in the past three years. $36,089 of pre-enactment net capital loss carryforward expired on March 31, 2017.
As of March 31, 2017, we had a net post-October capital loss deferral of $6,783 which is deemed to arise on April 1, 2017. As of March 31, 2016, we had a net post-October capital loss deferral of $87,407 which is deemed to arise on April 1, 2016. As of March 31, 2015, we had a post-October capital loss deferral of $10,710 which is deemed to arise on April 1, 2015.
Management has analyzed the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax years, and has concluded that no provision for income tax is required in the Company’s financial statements. The Company’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.
In general, we may make certain reclassifications to the components of net assets as a result of permanent book-to-tax differences and book-to-tax differences relating to stockholder distributions. Accordingly, as of March 31, 2017, we adjusted accumulated net realized loss by $52,339 to $1,277,625 and underdistributed net investment income by $11,896 to $88,134. Total earnings and net asset value were not affected. As of March 31, 2016, we adjusted accumulated net realized loss by $9,740 to $1,288,141 and underdistributed net investment income by $98,627 to $71,231. Total earnings and net asset value were not affected.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share data)

Note 11. Financial Highlights
The following is a schedule of financial highlights for each of the five years ended March 31, 2017.

	Year Ended March 31,
	2017	2016	2015	2014	2013
Per Share Data*
Net asset value at beginning of period	$7.28	$8.18	$8.67	$8.27	$8.55
Net investment income (1)	0.67	0.83	0.96	0.91	0.83
Net realized and change in unrealized losses (1)	(0.59)	(1.02)	(0.64)	0.30	(0.31)
Net increase (decrease) in net assets resulting from operations	0.08	(0.19)	0.32	1.20	0.51
Distributions of net investment income (2)	(0.65)	(0.48)	(0.70)	(0.80)	(0.78)
Distributions of return of capital (2)	—	(0.32)	(0.10)	—	(0.02)
Offering costs for the issuance of common stock (3)	—	—	—	—	—
Accretion due to share repurchases	0.04	0.09	—	—	—
Net asset value at end of period	$6.74	$7.28	$8.18	$8.67	$8.27

Per share market value at end of period	$6.56	$5.55	$7.68	$8.31	$8.36
Total return (4)	31.44%	(17.53)%	1.86%	9.40%	28.24%
Shares outstanding at end of period	219,694,654	226,156,496	236,741,351	236,741,351	202,891,351
Weighted average shares outstanding	222,415,073	232,555,815	236,741,351	222,800,255	202,875,329

Ratio/Supplemental Data
Net assets at end of period (in millions)	$1,481.8	$1,645.6	$1,937.6	$2,051.6	$1,677.4
Ratio of operating expenses to average net assets (5)	4.59%	5.85%	6.25%	6.01%	6.28%
Ratio of interest and other debt expenses to average net assets (5)	3.86%	4.47%	3.91%	3.70%	3.43%
Ratio of total expenses to average net assets (5)	8.45%	10.32%	10.16%	9.71%	9.71%
Ratio of net investment income to average net assets (5)	9.66%	10.70%	11.27%	10.85%	9.87%
Average debt outstanding (in millions) (6)	$1,048.7	$1,456.4	$1,586.0	$1,238.4	$1,036.5
Average debt per share (6)	$4.71	$6.26	$6.70	$5.56	$5.11
Portfolio turnover rate	23.25%	34.35%	62.14%	75.91%	49.92%
Asset coverage per unit (7)	$2,709	$2,235	$2,288	$2,495	$2,451
____________________

*	Totals may not foot due to rounding.

(1)	Financial highlights are based on the weighted average number of shares outstanding for the period presented.

(2)
The tax character of distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. Although the tax character of distributions paid to stockholders through March 31, 2017 may include return of capital, the exact amount cannot be determined at this point. Per share amounts are based on actual rate per share.

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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share data)

(5)
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown inclusive of all voluntary management and incentive fee waivers (Note 3). For the year ended March 31, 2017, the annualized ratio of operating expenses to average net assets and the annualized ratio of total expenses to average net assets would be 5.98% and 9.85%, respectively, without the voluntary fee waivers. For the fiscal year ended March 31, 2016, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 6.94% and 11.41%, respectively, without the voluntary fee waivers.

(6)	Numbers prior to March 31, 2017 were updated due to the retrospective application of the new accounting pronouncements (ASU 2015-03 and ASU 2015-15) adopted as of April 1, 2016.

(7)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit.

Note 12. Selected Quarterly Financial Data
The following table sets forth selected financial data for each quarter within the three years ended March 31, 2017:

	Investment Income		Net Investment Income		Net Realized And Change in Unrealized Gains (Losses)		Net Increase (Decrease) in Net Assets from Operations — Basic		Net Increase (Decrease) in Net Assets from Operations — Diluted (1)
Quarter Ended	Total	Per Share*	Total	Per Share*	Total	Per Share*	Total	Per Share*	Total	Per Share*
March 31, 2017	$66,297	$0.30	$37,290	$0.17	$(29,238)	$(0.13)	$8,052	$0.04	N/A	N/A
December 31, 2016	68,071	0.31	36,352	0.17	(25,062)	(0.11)	11,290	0.05	N/A	N/A
September 30, 2016	69,026	0.31	39,537	0.18	1,577	0.01	41,114	0.18	N/A	N/A
June 30, 2016	76,469	0.34	36,064	0.16	(78,150)	(0.35)	(42,086)	(0.19)	N/A	N/A
March 31, 2016	85,335	0.38	44,618	0.20	(68,015)	(0.30)	(23,397)	(0.10)	(23,397)	(0.10)
December 31, 2015	94,325	0.41	48,091	0.21	(73,864)	(0.32)	(25,772)	(0.11)	(25,772)	(0.11)
September 30, 2015	98,420	0.42	49,561	0.21	(51,308)	(0.22)	(1,747)	(0.01)	(1,747)	(0.01)
June 30, 2015	101,666	0.43	50,987	0.22	(44,596)	(0.19)	6,390	0.03	6,390	0.03
March 31, 2015	102,115	0.43	52,071	0.22	(63,800)	(0.27)	(11,729)	(0.05)	(11,729)	(0.05)
December 31, 2014	110,026	0.46	56,662	0.24	(76,114)	(0.33)	(19,452)	(0.09)	(19,452)	(0.09)
September 30, 2014	118,910	0.50	65,688	0.28	(23,721)	(0.10)	41,967	0.18	44,491	0.18
June 30, 2014	102,580	0.43	53,551	0.23	11,085	0.04	64,636	0.27	67,192	0.27
____________________

*	Totals may not foot due to rounding.

(1)
In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. For each of the quarters within the year ended March 31, 2017, the Company did not have any convertible notes. As such, diluted EPS was not applicable. For the quarters ended December 31, 2015, September 30, 2015, June 30, 2015, March 31, 2015, and December 31, 2014, anti-dilution would total $0.02, $0.01, $0.01, $0.01, and $0.01, respectively.

Note 13. Subsequent Events
Management has evaluated subsequent events through May 17, 2017 and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the financial statements other than those disclosed below.
On May 17, 2017, the Board of Directors declared a distribution of $0.15 per share payable on July 6, 2017 to stockholders of record as of June 21, 2017.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2017 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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
Changes in Internal Control Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2017 Annual Stockholder Meeting, to be filed with the SEC within 120 days after March 31, 2017, and is incorporated herein by reference.
Item 11. Executive Compensation
Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2017 Annual Stockholder Meeting, to be filed with the SEC within 120 days after March 31, 2017, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2017 Annual Stockholder Meeting, to be filed with the SEC within 120 days after March 31, 2017, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2017 Annual Stockholder Meeting, to be filed with the SEC within 120 days after March 31, 2017, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2017 Annual Stockholder Meeting, to be filed with the SEC within 120 days after March 31, 2017, and is incorporated herein by reference.

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

3.
Exhibits – The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

3.1(a)	Articles of Amendment (1)
3.1(b)	Articles of Amendment and Restatement (14)
3.2	Fourth Amended and Restated Bylaws (3)
4.1	Form of Stock Certificate (4)
4.2	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Registrant have been omitted but will be furnished to the SEC upon request.
4.3	Indenture, dated as of October 9, 2012, between the Registrant and U.S. Bank National Association, as Trustee (9)
4.4	First Supplemental Indenture, dated as of October 9, 2012, relating to the 6.625% Senior Notes due 2042, between the Registrant and U.S. Bank National Association, as Trustee (9)
4.5	Form of 6.625% Senior Notes due 2042 (contained in the First Supplemental Indenture filed as Exhibit 4.4 hereto) (9)
4.6	Second Supplemental Indenture, dated as of June 17, 2013, relating to the 6.875% Senior Notes due 2043, between the Registrant and U.S. Bank National Association, as Trustee (10)
4.7	Form of 6.875% Senior Notes due 2043 (contained in the Second Supplemental Indenture filed as Exhibit 4.6 hereto) (10)
4.8	Fourth Supplemental Indenture, dated as of March 3, 2015, relating to the 5.250% Notes due 2025, between the Registrant and U.S. Bank National Association, as Trustee (11)
4.9	Form of 5.250% Notes due 2025 (contained in the Fourth Supplemental Indenture filed as Exhibit 4.8 hereto) (11)
10.1	Amended and Restated Investment Advisory Management Agreement between the Registrant and Apollo Investment Management, L.P. (5)
10.2	Amended and Restated Administration Agreement between the Registrant and Apollo Investment Administration, LLC (5)
10.3	Dividend Reinvestment Plan (4)
10.4	Custodian Agreement (2)
10.5	Amended and Restated License Agreement between the Registrant and Apollo Management Holdings, L.P., dated as of May 14, 2012 (8)
10.6	Form of Transfer Agency and Service Agreement (2)
10.8	Amended and Restated Senior Secured Revolving Credit Agreement, dated as of December 22, 2016 (12)
11.1	Computation of Per Share Earnings (included in the notes to the financial statements contained in this annual report)
12.1	Computation of Ratios (included in the notes to the financial statements contained in this annual report)
14.1	Amended and Restated Code of Ethics (13)
21.1	Subsidiaries of the Registrant (included in the notes to the financial statements contained in this annual report)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
99.1	Audited Financial Statements of Merx Aviation Finance LLC as of and for the year ended March 31, 2017*
_________________________

*	Filed herewith.

(1)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on June 20, 2005.

(2)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 3 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 1, 2004.

(3)	Incorporated by reference from the Registrant’s Form 10-K, filed on May 19, 2015.

(4)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on March 12, 2004.

(5)	Incorporated by reference from the Registrant’s Form 10-K, filed on May 26, 2010.

(6)	Incorporated by reference from the Registrant’s Form 10-K, filed on June 12, 2006.

(7)	Incorporated by reference from the Registrant’s Form 10-K, filed on May 29, 2008.

(8)	Incorporated by reference from the Registrant’s Form 10-K, filed on May 22, 2012.

(9)	Incorporated by reference to Exhibits 4.1and 4.2 as applicable, to the Registrant’s Form 8-K, filed on October 9, 2012.

(10)	Incorporated by reference to Exhibit 4.1 as applicable, to the Registrant’s Form 8-K, filed on June 17, 2013.

(11)	Incorporated by reference to Exhibit 4.1 as applicable, to the Registrant’s Form 8-K, filed on March 3, 2015.

(12)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on December 27, 2016.

(13)	Incorporated by reference from the Registrant’s Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on October 7, 2008.

(14)	Incorporated by reference from the Registrant’s post-effective amendments No.1 to the Registration Statement under the Securities Act of 1933, as amended, on form N-2, filed on August 14, 2006.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 18, 2017.

APOLLO INVESTMENT CORPORATION

By:	/s/ JAMES C. ZELTER
James C. Zelter
Chief Executive Officer

By:	/s/ GREGORY W. HUNT
Gregory W. Hunt
Chief Financial Officer and Treasurer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JAMES C. ZELTER	/s/ GREGORY W. HUNT
James C. Zelter	Gregory W. Hunt
Chief Executive Officer	Chief Financial Officer and Treasurer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)
May 18, 2017	May 18, 2017

/s/ JOHN J. HANNAN	/s/ R. RUDOLPH REINFRANK
John J. Hannan	R. Rudolph Reinfrank
Chairman of the Board of Directors, Director	Director
May 18, 2017	May 18, 2017

/s/ BARBARA MATAS	/s/ CARL SPIELVOGEL
Barbara Matas	Carl Spielvogel
Director	Director
May 18, 2017	May 18, 2017

/s/ JEANETTE W. LOEB	/s/ ELLIOT STEIN, JR.
Jeanette W. Loeb	Elliot Stein, Jr.
Director	Director
May 18, 2017	May 18, 2017

/s/ FRANK C. PULEO	/s/ BRADLEY J. WECHSLER
Frank C. Puleo	Bradley J. Wechsler
Director	Director
May 18, 2017	May 18, 2017