Form 10-Q
period 2017-06-30
APOLLO INVESTMENT CORP
filed 2017-08-04
CIK 1278752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at August 3, 2017
$0.001 par value	219,694,654

APOLLO INVESTMENT CORPORATION

PART I. FINANCIAL INFORMATION
In this report, the terms the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” and “our” refer to Apollo Investment Corporation unless the context specifically states otherwise.
Item 1. Financial Statements
APOLLO INVESTMENT CORPORATION STATEMENTS OF ASSETS AND LIABILITIES (In thousands, except share and per share data)

	June 30, 2017	March 31, 2017
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost — $1,493,015 and $1,510,980, respectively)	$1,475,682	$1,402,409
Non-controlled/affiliated investments (cost — $242,840 and $417,471, respectively)	220,149	239,050
Controlled investments (cost — $729,539 and $676,972, respectively)	720,748	675,249
Total investments at fair value (cost — $2,465,394 and $2,605,423, respectively)	2,416,579	2,316,708
Cash and cash equivalents	29,853	9,783
Foreign currencies (cost — $2,801 and $1,494, respectively)	2,837	1,497
Receivable for investments sold	4,812	40,226
Interest receivable	18,709	17,072
Dividends receivable	3,163	6,489
Deferred financing costs	16,633	17,632
Prepaid expenses and other assets	857	713
Total Assets	$2,493,443	$2,410,120

Liabilities
Debt	$920,674	$848,449
Payable for investments purchased	26,109	13,970
Distributions payable	32,954	32,954
Management and performance-based incentive fees payable	17,345	16,306
Interest payable	11,612	7,319
Accrued administrative services expense	1,166	2,250
Other liabilities and accrued expenses	5,959	7,075
Total Liabilities	$1,015,819	$928,323
Commitments and contingencies (Note 8)
Net Assets	$1,477,624	$1,481,797

Net Assets
Common stock, $0.001 par value (400,000,000 shares authorized; 219,694,654 and 219,694,654 shares issued and outstanding, respectively)	$220	$220
Paid-in capital in excess of par	2,924,775	2,924,775
Accumulated underdistributed net investment income	88,500	88,134
Accumulated net realized loss	(1,511,380)	(1,277,625)
Net unrealized loss	(24,491)	(253,707)
Net Assets	$1,477,624	$1,481,797

Net Asset Value Per Share	$6.73	$6.74

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except per share data)

	Three Months Ended June 30,
	2017	2016
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$41,008	$48,343
Dividend income	—	1,104
Other income	1,129	1,699
Non-controlled/affiliated investments:
Interest income	2,551	262
Dividend income	1,087	3,046
Other income	(306)	70
Controlled investments:
Interest income	16,392	17,245
Dividend income	4,850	4,700
Other income	—	—
Total Investment Income	$66,711	$76,469
Expenses
Management fees	$12,125	$14,398
Performance-based incentive fees	7,912	8,451
Interest and other debt expenses	14,215	16,793
Administrative services expense	1,675	1,526
Other general and administrative expenses	2,557	5,038
Total expenses	38,484	46,206
Management and performance-based incentive fees waived	(5,009)	(5,717)
Expense reimbursements	(84)	(84)
Net Expenses	$33,391	$40,405
Net Investment Income	$33,320	$36,064
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$(89,839)	$(57,475)
Non-controlled/affiliated investments	(146,840)	65,830
Controlled investments	—	(191)
Foreign currency transactions	2,924	361
Net realized gains (losses)	(233,755)	8,525
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	91,238	18,721
Non-controlled/affiliated investments	155,730	(93,787)
Controlled investments	(7,068)	(24,299)
Foreign currency translations	(10,684)	12,690
Net change in unrealized gains (losses)	229,216	(86,675)
Net Realized and Change in Unrealized Gains (Losses)	$(4,539)	$(78,150)
Net Increase (Decrease) in Net Assets Resulting from Operations	$28,781	$(42,086)
Earnings (Loss) Per Share — Basic	$0.13	$(0.19)
Earnings (Loss) Per Share — Diluted	N/A	N/A

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF CHANGES IN NET ASSETS (In thousands, except share data)

	Three Months Ended June 30, 2017	Year Ended March 31, 2017
	(Unaudited)
Operations
Net investment income	$33,320	$149,243
Net realized gains (losses)	(233,755)	(41,823)
Net change in unrealized gains (losses)	229,216	(89,050)
Net Increase (Decrease) in Net Assets Resulting from Operations	$28,781	$18,370

Distributions to Stockholders
Distribution of net investment income	$(32,954)	$(76,950)
Distribution of return of capital	—	(67,286)
Net Increase (Decrease) in Net Assets Resulting from Distributions to Stockholders	$(32,954)	$(144,236)

Capital Share Transactions
Repurchase of common stock	—	(37,918)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$—	$(37,918)

Net Assets
Net decrease in net assets during the period	$(4,173)	$(163,784)
Net assets at beginning of period	1,481,797	1,645,581
Net Assets at End of Period	$1,477,624	$1,481,797

Capital Share Activity
Shares repurchased during the period	—	(6,461,842)
Shares issued and outstanding at beginning of period	219,694,654	226,156,496
Shares Issued and Outstanding at End of Period	219,694,654	219,694,654

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Three Months Ended June 30,
	2017	2016
Operating Activities
Net increase (decrease) in net assets resulting from operations	$28,781	$(42,086)
Net realized (gains) losses	233,755	(8,525)
Net change in unrealized (gains) losses	(229,216)	86,675
Net amortization of premiums and accretion of discounts on investments	(1,864)	(1,489)
Accretion of discount on notes	148	148
Amortization of deferred financing costs	1,211	1,899
Increase from foreign currency transactions	2,924	360
Payment-in-kind interest and dividends capitalized	(2,775)	(3,553)
Changes in operating assets and liabilities:
Purchases of investments	(329,897)	(111,145)
Proceeds from sales and repayments of investments	285,440	370,127
Decrease (increase) in interest receivable	(1,581)	2,325
Decrease (increase) in dividends receivable	3,326	1,870
Decrease (increase) in prepaid expenses and other assets	(144)	(5,663)
Increase (decrease) in management and performance-based incentive fees payable	1,039	(2,169)
Increase (decrease) in interest payable	4,293	5,025
Increase (decrease) in accrued administrative services expense	(1,084)	556
Increase (decrease) in other liabilities and accrued expenses	(1,116)	642
Net Cash Provided by/(Used in) Operating Activities	$(6,760)	$294,997
Financing Activities
Issuances of debt	$418,517	$215,189
Payments of debt	(357,416)	(416,880)
Financing costs paid and deferred	(10)	(485)
Repurchase of common stock	—	(6,073)
Distributions paid	(32,954)	(45,231)
Net Cash Provided by/(Used in) Financing Activities	$28,137	$(253,480)

Cash, Cash Equivalents and Foreign Currencies
Net increase (decrease) in cash, cash equivalents and foreign currencies during the period	$21,377	$41,517
Effect of foreign exchange rate changes	33	(102)
Cash, cash equivalents and foreign currencies at beginning of period	11,280	18,905
Cash, Cash Equivalent and Foreign Currencies at the End of Period	$32,690	$60,320

Supplemental Disclosure of Cash Flow Information
Cash interest paid	$8,542	$9,157

Non-Cash Activity
Payment-in-kind income	$5,810	$6,364

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2017
(In thousands, except share data)

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)		Cost	Fair Value (1)
Non-Controlled/Non-Affiliated Investments
Corporate Debt
Secured Debt
First Lien Secured Debt
First Lien Secured Debt (excluding Revolvers and Letters of Credit)
Altasciences / 9360-1367 Quebec Inc. (9)(16)(17)	Healthcare & Pharmaceuticals	7.55% (1M L+625, 1.00% Floor)	6/9/23		$2,921	$2,856	$2,855
Altasciences / 9360-1367 Quebec Inc. (9)(16)(17)	Healthcare & Pharmaceuticals	7.55% (3M L+625, 1.00% Floor)	6/9/23	C$	2,436	1,774	1,834
Altasciences US Acquistion, Inc. (9)(16)	Healthcare & Pharmaceuticals	7.55% (1M L+625, 1.00% Floor)	6/9/23		5,275	5,157	5,156
Altasciences US Acquistion, Inc., Unfunded Delayed Draw (8)(9)(16)(21)(23)(28)	Healthcare & Pharmaceuticals	0.50% Unfunded	6/9/23		2,851	(35)	(64)
American Media, Inc. (16)	Advertising, Printing & Publishing	8.80% (3M L+750, 1.00% Floor)	8/24/20		390	380	390
American Media, Inc. (16)	Advertising, Printing & Publishing	8.80% (3M L+750, 1.00% Floor)	8/24/20		9,482	9,240	9,482
American Media, Inc. (16)	Advertising, Printing & Publishing	8.80% (3M L+750, 1.00% Floor)	8/24/20		5,195	5,064	5,195
Aptevo Therapeutics Inc. (9)(16)(23)	Healthcare & Pharmaceuticals	8.65% (1M L+760)	2/1/21		8,571	8,634	8,493
Aptevo Therapeutics Inc., Unfunded Delayed Draw (8)(9)(16)(21)(23)	Healthcare & Pharmaceuticals	0.00% Unfunded	2/1/21		6,429	(27)	(59)
ChyronHego Corporation (18)	High Tech Industries	7.43% (3M L+643, 1.00% Floor)	3/9/20		35,975	35,539	35,256
Dodge Data & Analytics LLC	Business Services	10.06% (3M L+875, 1.00% Floor)	10/31/19		50,478	50,004	49,090
GFRC Holdings LLC	Hotel, Gaming, Leisure, Restaurants	10.50% (1M L+900 Cash (L+900 PIK Toggle), 1.50% Floor)	2/1/22		2,500	2,500	2,375
Invuity, Inc. (9)(16)	Healthcare & Pharmaceuticals	8.00% (1M L+650, 1.50% Floor)	3/1/22		6,667	6,578	6,539
Invuity, Inc., Unfunded Delayed Draw (8)(9)(16)(21)(23)	Healthcare & Pharmaceuticals	0.00% Unfunded	3/1/22		3,333	(16)	(17)
KLO / 9357-5991 Quebec Inc	Consumer Goods – Durable	9.00% (1M L+775, 0.75% Floor)	4/7/22		9,500	9,387	9,386
KLO Acquisition LLC	Consumer Goods – Durable	9.00% (1M L+775, 0.75% Floor)	4/7/22		5,500	5,435	5,434
LabVantage Solutions Inc.	High Tech Industries	9.30% (3M L+800, 1.00% Floor)	12/29/20		14,250	13,924	14,108
LabVantage Solutions Limited (16)(17)	High Tech Industries	9.00% (3M E+800, 1.00% Floor)	12/29/20		€13,054	13,714	14,740
Magnetation, LLC (14)	Metals & Mining	9.15% (3M L+800 Cash (PIK Toggle))	12/31/19		2,081	2,050	717
Maxus Capital Carbon SPE I, LLC	Chemicals, Plastics & Rubber	5.22% PIK	12/31/18		59,305	59,305	50,053
My Alarm Center, LLC, Term Loan A (16)(23)	Business Services	9.05% (1M L+800, 1.00% Floor)	1/9/19		28,035	28,035	28,035
My Alarm Center, LLC, Term Loan B (16)(23)	Business Services	9.23% (1M L+800, 1.00% Floor)	1/9/19		8,320	8,320	8,320
My Alarm Center, LLC, Unfunded Term Loan B (16)(21)(23)	Business Services	0.35% Unfunded	1/9/19		441	—	—
My Alarm Center, LLC, Term Loan C (16)(23)	Business Services	9.23% (1M L+800, 1.00% Floor)	1/9/19		3,554	3,554	3,554

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2017
(In thousands, except share data)

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)		Cost	Fair Value (1)
My Alarm Center, LLC, Unfunded Term Loan C (16)(21)(23)	Business Services	0.35% Unfunded	1/9/19		558	—	—
Nextech Systems, LLC (18)	High Tech Industries	8.40% (3M L+725, 1.00% Floor)	6/22/21		21,575	21,145	21,144
Novadaq Technologies Inc. (9)(16)(17)	Healthcare & Pharmaceuticals	8.25% (1M L+720, 0.50% Floor)	1/1/22		3,333	3,332	3,510
Novadaq Technologies Inc., Unfunded Delayed Draw (9)(16)(17)(21)(23)	Healthcare & Pharmaceuticals	0.00% Unfunded	1/1/22		6,667	(30)	—
Oxford Immunotec, Inc. (9)(16)(17)	Healthcare & Pharmaceuticals	8.65% (1M L+760)	10/1/21		9,750	9,793	9,824
PSI Services, LLC (9)(16)	Business Services	6.22% (1M L+500, 1.00% Floor)	1/20/23		4,142	4,046	4,067
PSI Services, LLC (9)(16)	Business Services	8.25% (P+425)	1/20/23		10	10	10
PTC Therapeutics, Inc (9)(16)(17)	Healthcare & Pharmaceuticals	7.20% (1M L+615, 1.00% Floor)	5/1/21		12,667	12,606	12,603
PTC Therapeutics, Inc, Unfunded Delayed Draw (8)(9)(16)(17)(21)(23)	Healthcare & Pharmaceuticals	0.00% Unfunded	5/1/21		6,333	—	(32)
SCM Insurance Services, Inc. (17)	Business Services	9.25%	8/22/19	C$	39,480	33,483	27,254
SunEdison, Inc.	Utilities – Electric	8.72% (1M L+750, 1.00% Floor)	5/2/18		14,339	14,263	14,375
Telestream Holdings Corporation (18)	High Tech Industries	7.61% (3M L +6.45%, 1.00% Floor)	3/24/22		37,026	36,670	36,285
UniTek Global Services Inc. (16)	Telecommunications	9.80% (3M L+750 Cash plus 1.00% PIK, 1.00% Floor)	1/13/19		1,936	1,936	1,936
UniTek Global Services Inc. (16)	Telecommunications	9.80% (3M L+850, 1.00% Floor)	1/13/19		32,367	32,367	33,014
Westinghouse Electric Co LLC (9)(16)	Energy – Electricity	7.50% (1M L+625, 1.00% Floor)	3/31/18		40,000	39,175	40,000
Total First Lien Secured Debt (excluding Revolvers and Letters of Credit)—31.5% (10)						$480,168	$464,862
Revolvers and Letters of Credit
Alliant Holdings Intermediate, LLC, Letter of Credit (8)(16)(23)	Insurance	3.375%	4/23/18		$37	$—	$(2)
Alliant Holdings Intermediate, LLC, Letter of Credit (8)(16)(23)	Insurance	3.375%	5/4/17		8	—	—
Alliant Holdings Intermediate, LLC, Letter of Credit (8)(16)(23)	Insurance	3.375%	7/29/17		80	—	(4)
Alliant Holdings Intermediate, LLC, Letter of Credit (8)(16)(23)	Insurance	3.375%	10/3/17		8	—	—
Alliant Holdings Intermediate, LLC, Letter of Credit (8)(16)(23)	Insurance	3.375%	11/30/17		37	—	(2)
Alliant Holdings Intermediate, LLC, Revolver (16)(23)	Insurance	4.52% (1M L+350)	8/14/20		1,125	1,125	1,076
Alliant Holdings Intermediate, LLC, Unfunded Revolver (8)(16)(21)(23)	Insurance	0.50% Unfunded	8/14/20		13,705	(1,068)	(603)
Altasciences / 9360-1367 Quebec Inc., Revolver (9)(16)(17)(23)	Healthcare & Pharmaceuticals	7.55% (1M L+625, 1.00% Floor)	6/9/23		143	143	139
Altasciences US Acquistion, Inc., Revolver (9)(16)(23)	Healthcare & Pharmaceuticals	7.55% (1M L+625, 1.00% Floor)	6/9/23		143	143	139
Altasciences US Acquistion, Inc., Unfunded Revolver (8)(9)(16)(21)(23)(28)	Healthcare & Pharmaceuticals	0.25% Unfunded	6/9/23		1,141	(32)	(26)
American Media, Inc., Letter of Credit (16)(23)	Advertising, Printing & Publishing	7.50%	8/24/20		153	—	—
American Media, Inc., Revolver (16)(23)	Advertising, Printing & Publishing	8.80% (3M L+750, 1.00% Floor)	8/24/20		652	652	652

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2017
(In thousands, except share data)

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)
American Media, Inc., Revolver (16)(23)	Advertising, Printing & Publishing	10.75% (L+750)	8/24/20	593	592	593
American Media, Inc., Unfunded Revolver (16)(21)(23)	Advertising, Printing & Publishing	0.50% Unfunded	8/24/20	380	(42)	—
Avantor Performance Materials Holdings, LLC, Letter of Credit (8)(16)(23)	Chemicals, Plastics & Rubber	4.00%	3/10/18	72	—	—
Avantor Performance Materials Holdings, LLC, Unfunded Revolver (8)(16)(21)(23)	Chemicals, Plastics & Rubber	0.50% Unfunded	3/10/22	4,928	(586)	(27)
Erickson Inc., Letter of Credit (8)(9)(16)(23)	Aerospace & Defense	7.50%	4/1/18	277	—	(4)
Erickson Inc., Letter of Credit (8)(9)(16)(23)	Aerospace & Defense	7.50%	10/31/17	73	—	(1)
Erickson Inc., Letter of Credit (8)(9)(16)(23)	Aerospace & Defense	7.50%	11/28/17	670	—	(10)
Erickson Inc., Letter of Credit (8)(9)(16)(23)	Aerospace & Defense	7.50%	7/11/17	7	—	—
Erickson Inc., Letter of Credit (8)(9)(16)(23)	Aerospace & Defense	7.50%	10/17/17	178	—	(3)
Erickson Inc., Letter of Credit (8)(9)(16)(23)	Aerospace & Defense	7.50%	9/28/17	14	—	—
Erickson Inc., Letter of Credit (8)(9)(16)(23)	Aerospace & Defense	7.50%	6/25/18	3	—	—
Erickson Inc., Letter of Credit (8)(9)(16)(23)	Aerospace & Defense	7.50%	11/7/17	20	—	—
Erickson Inc., Letter of Credit (8)(9)(16)(23)	Aerospace & Defense	7.50%	12/31/17	180	—	(3)
Erickson Inc., Revolver (9)(16)(23)	Aerospace & Defense	8.67% (3M L+750)	4/28/22	23,973	23,636	23,614
Erickson Inc., Unfunded Revolver (8)(9)(16)(21)(23)	Aerospace & Defense	0.50% Unfunded	4/28/22	19,605	(213)	(294)
Invuity, Inc., Revolver (9)(16)(23)	Healthcare & Pharmaceuticals	4.75% (1M L+325, 1.00% Floor)	3/1/22	850	850	846
Invuity, Inc., Unfunded Revolver (8)(9)(16)(21)(23)	Healthcare & Pharmaceuticals	0.50% Unfunded	3/1/22	1,150	(9)	(6)
LabVantage Solutions Limited, Unfunded Revolver (8)(16)(17)(21)(23)	High Tech Industries	0.50% Unfunded	12/29/20	€3,435	(83)	(39)
My Alarm Center, LLC, Revolver (16)(23)	Business Services	11.25% (P+900)	1/9/19	5,083	5,083	5,083
My Alarm Center, LLC, Unfunded Revolver (16)(21)(23)	Business Services	0.35% Unfunded	1/9/19	1,167	—	—
Novadaq Technologies Inc., Unfunded Revolver (8)(9)(16)(17)(21)(23)	Healthcare & Pharmaceuticals	0.50% Unfunded	1/1/22	3,000	(14)	(2)
Oxford Immunotec, Inc., Unfunded Revolver (9)(16)(17)(21)(23)	Healthcare & Pharmaceuticals	0.50% Unfunded	10/1/21	1,000	(4)	—
PSI Services, LLC, Revolver (9)(16)(23)	Business Services	6.22% (1M L+500, 1.00% Floor)	1/20/22	198	198	195
PSI Services, LLC, Unfunded Revolver (8)(9)(16)(21)(23)	Business Services	0.50% Unfunded	1/20/22	198	(9)	(4)
PSI Services, LLC, Unfunded Revolver (9)(16)(21)(23)	Business Services	0.50% Unfunded	1/20/22	£47	—	—
SESAC Holdco II LLC, Unfunded Revolver (8)(16)(21)(23)	Media – Diversified & Production	0.50% Unfunded	2/23/22	587	(49)	(44)
Tibco Software Inc., Unfunded Revolver (8)(21)(23)	High Tech Industries	0.50% Unfunded	12/5/19	6,000	(29)	(840)
TricorBraun Holdings, Inc., Revolver (16)(23)	Containers, Packaging & Glass	6.25% (P+225)	11/30/21	1,410	1,410	1,412

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2017
(In thousands, except share data)

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)
TricorBraun Holdings, Inc., Unfunded Revolver (16)(21)(23)	Containers, Packaging & Glass	0.50% Unfunded	11/30/21	4,215	(447)	—
UniTek Global Services Inc., Letter of Credit (16)(23)	Telecommunications	7.50%	1/13/19	7,762	—	—
UniTek Global Services Inc., Unfunded Revolver (16)(21)(23)	Telecommunications	0.50% Unfunded	1/13/19	5,000	—	—
Wright Medical Group, Inc., Revolver (9)(16)(17)(23)	Healthcare & Pharmaceuticals	5.48% (1M L+425, 0.75% Floor)	12/23/21	7,667	7,667	7,590
Wright Medical Group, Inc., Unfunded Revolver (8)(9)(16)(17)(21)(23)	Healthcare & Pharmaceuticals	0.50% Unfunded	12/23/21	42,333	(448)	(423)
Total Revolvers and Letters of Credit—2.6% (10)					$38,466	$39,002
Total First Lien Secured Debt—34.1% (10)					$518,634	$503,864
Second Lien Secured Debt
Access CIG, LLC (16)	Business Services	9.92% (1M L+875, 1.00% Floor)	10/17/22	$50,970	$49,277	$50,589
Active Network, LLC	Business Services	10.73% (1M L+950, 1.00% Floor)	11/15/21	17,875	17,720	17,853
A-L Parent LLC	Advertising, Printing & Publishing	8.48% (1M L+725, 1.00% Floor)	12/2/24	10,048	9,954	10,098
Almonde, Inc (17)	Business Services	8.25% (3M L+725, 1.00% Floor)	6/13/25	2,316	2,293	2,360
Appriss Holdings, Inc.	Business Services	10.55% (3M L+925, 1.00% Floor)	5/21/21	23,309	23,090	23,309
Aptean, Inc.	Business Services	10.80% (1M L+950, 1.00% Floor)	12/20/23	9,548	9,414	9,577
Armor Holding II LLC	Diversified Investment Vehicles, Banking, Finance, Real Estate	10.30% (3M L+900, 1.25% Floor)	12/26/20	8,000	7,925	8,080
Asurion Corporation	Insurance	8.73% (1M L+750, 1.00% Floor)	3/3/21	39,590	39,426	39,837
ATS Consolidated, Inc.	Manufacturing, Capital Equipment	9.50% (3M L+850, 1.00% Floor)	5/30/25	15,000	14,701	14,963
Avantor Performance Materials Holdings, LLC (16)	Chemicals, Plastics & Rubber	9.48% (3M L+825, 1.00% Floor)	3/10/25	1,629	1,613	1,641
BioClinica Holding I, LP	Healthcare & Pharmaceuticals	9.56% (3M L+825, 1.00% Floor)	10/21/24	24,612	24,159	24,120
Confie Seguros Holding II Co.	Insurance	11.05% (3M L+975, 1.25% Floor)	5/8/19	22,344	22,283	22,009
CT Technologies Intermediate Holdings, Inc. (9)	Business Services	10.22% (1M L+900, 1.00% Floor)	12/1/22	31,253	30,347	30,315
Electro Rent Corporation (9)	Business Services	10.23% (1M L+900, 1.00% Floor)	1/31/25	18,333	17,812	17,967
Elements Behavioral Health, Inc.	Healthcare & Pharmaceuticals	13.18% (3M L+1200 PIK, 1.00% Floor)	2/11/20	11,557	11,515	9,477
Erie Acquisition Holdings, Inc.	Business Services	10.20% (3M L+900, 1.00% Floor)	3/1/24	16,250	16,039	16,189
Grocery Outlet, Inc.	Food & Grocery	9.55% (3M L+825, 1.00% Floor)	10/21/22	25,000	24,749	25,250
Hare Bidco, Inc.	Chemicals, Plastics & Rubber	9.75% (3M L+875, 1.00% Floor)	8/1/24	€13,574	14,391	15,171
Institutional Shareholder Services, Inc.	Business Services	9.72% (3M L+850, 1.00% Floor)	4/30/22	8,232	8,169	8,273
K&N Parent, Inc.	Automotive	9.98% (1M L+875, 1.00% Floor)	10/21/24	30,000	29,444	29,925
Lanai Holdings III, Inc.	Healthcare & Pharmaceuticals	9.73% (1M L+850, 1.00% Floor)	8/28/23	17,391	16,936	17,043

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2017
(In thousands, except share data)

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)
MedPlast Holdings Inc.	Manufacturing, Capital Equipment	9.88% (3M L+875, 1.00% Floor)	6/6/23	8,000	7,808	7,800
Ministry Brands, LLC (16)	Business Services	10.48% (1M L+925, 1.00% Floor)	6/2/23	10,000	9,863	9,854
MW Industries, Inc.	Manufacturing, Capital Equipment	10.55% (3M L+925, 1.00% Floor)	12/28/20	20,000	19,610	20,100
PAE Holding Corporation	Aerospace & Defense	10.73% (1M L+950, 1.00% Floor)	10/20/23	28,097	27,334	28,378
Parfums Holding Company, Inc.	Retail	9.75% (3M L+875, 1.00% Floor)	6/30/25	8,000	7,760	7,840
Poseidon Merger Sub, Inc.	Business Services	9.67% (3M L+850, 1.00% Floor)	8/15/23	18,000	17,585	18,000
Power Products, LLC (9)	Manufacturing, Capital Equipment	10.34% (6M L+900, 1.00% Floor)	12/20/23	32,500	31,448	32,009
PSI Services, LLC (9)(16)	Business Services	10.22% (1M L+900, 1.00% Floor)	1/20/24	25,714	24,991	25,119
Securus Technologies Holdings, Inc.	Telecommunications	9.25% (1M L+825, 1.00% Floor)	6/20/25	12,878	12,749	12,991
Sequential Brands Group, Inc. (17)	Consumer Goods – Durable	10.09% (1M L+900)	7/1/22	17,424	17,241	17,174
SESAC Holdco II LLC (16)	Media – Diversified & Production	8.37% (3M L+725, 1.00% Floor)	2/24/25	3,241	3,210	3,254
SMG	Hotel, Gaming, Leisure, Restaurants	9.55% (3M L+825, 1.00% Floor)	2/27/21	19,649	19,649	19,625
Smokey Merger Sub, Inc. (9)	High Tech Industries	9.75% (3M L+875, 1.00% Floor)	5/24/24	30,000	29,113	29,100
Sprint Industrial Holdings, LLC (16)(30)	Containers, Packaging & Glass	13.5% PIK	11/14/19	16,163	15,733	6,700
Sprint Industrial Holdings, LLC (16)(31)	Containers, Packaging & Glass	13.5% PIK	11/14/19	1,106	1,106	1,106
STG-Fairway Acquisitions, Inc.	Business Services	10.45% (3M L+925, 1.00% Floor)	6/30/23	15,000	14,718	13,200
TMK Hawk Parent, Corp.	Transportation – Cargo, Distribution	8.73% (1M L+750, 1.00% Floor)	10/1/22	34,000	33,776	34,000
Velocity Technology Solutions, Inc.	Business Services	9.55% (3M L+825, 1.25% Floor)	9/28/20	16,500	16,335	16,459
Wave Holdco Merger Sub, Inc.	Telecommunications	10.48% (1M L+925, 1.00% Floor)	5/27/23	10,000	9,783	9,877
Total Second Lien Secured Debt—47.8% (10)					$711,069	$706,632
Total Secured Debt—81.9% (10)					$1,229,703	$1,210,496
Unsecured Debt
American Tire Distributors, Inc. (11)	Transportation – Cargo, Distribution	10.25%	3/1/22	$14,741	$14,806	$15,337
Sorenson Holdings, LLC (11)	Consumer Goods – Durable	13.85% Cash (13.85% PIK Toggle)	10/31/21	52	35	49
U.S. Security Associates Holdings, Inc.	Business Services	11.00%	7/28/18	135,000	135,000	135,000
UniTek Global Services Inc. (16)	Telecommunications	15.00% PIK	7/13/19	8,867	8,867	9,044
Total Unsecured Debt—10.8% (10)					$158,708	$159,430
Total Corporate Debt—92.7% (10)					$1,388,411	$1,369,926
Structured Products and Other
Asset Repackaging Trust Six B.V. (11)(17)(19)	Utilities – Electric	13.11%	5/18/27	$58,411	$25,730	$31,979
Craft 2014-1A, Credit-Linked Note (11)(17)	Diversified Investment Vehicles, Banking, Finance, Real Estate	11.26% (3M L+965)	5/15/21	42,500	42,345	41,939

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2017
(In thousands, except share data)

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)
Craft 2015-2, Credit-Linked Note (11)(17)	Diversified Investment Vehicles, Banking, Finance, Real Estate	10.57% (3M L+925)	1/16/24	26,000	25,827	24,893
Total Structured Products and Other—6.7% (10)					$93,902	$98,811
Equity
Preferred Equity				Shares
Sungevity Inc., Series D Preferred Stock (13)	Energy – Electricity	N/A	N/A	114,678,899	$4,408	$—
Total Preferred Equity—0.0% (10)					$4,408	$—
Common Equity/Interests				Shares
Accelerate Parent Corp., Common Stock (13)	Transportation – Cargo, Distribution	N/A	N/A	1,664,045	$1,714	$1,930
GFRC Holdings LLC, Membership Interests (13)	Hotel, Gaming, Leisure, Restaurants	N/A	N/A	2,500,000	—	—
Skyline Data, News and Analytics LLC, Class A Common Unit (13)	Business Services	N/A	N/A	4,500,000	4,500	4,500
Sorenson Holdings, LLC, Membership Interests (13)	Consumer Goods – Durable	N/A	N/A	586	—	433
Total Common Equity/Interests—0.5% (10)					$6,214	$6,863
Warrants				Warrants
Invuity, Inc., Warrants (9)	Healthcare & Pharmaceuticals	N/A	N/A	16,873	$80	$82
Sprint Industrial Holdings, LLC, Warrants (29)	Containers, Packaging & Glass	N/A	N/A	7,341	—	—
Total Warrants—0.0% (10)					$80	$82
Total Equity— 0.5% (10)					$10,702	$6,945
Total Non-Controlled/Non-Affiliated Investments—99.9% (10)					$1,493,015	$1,475,682

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2017
(In thousands, except share data)

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)
Non-Controlled/Affiliated Investments (4)
Corporate Debt
Secured Debt
First Lien Secured Debt
Solarplicity Group Limited (3)(17)	Energy – Electricity	8.00% PIK (8.00% Cash Toggle)	11/30/22	£125,468	146,598	124,297
Total First Lien Secured Debt—8.4% (10)					$146,598	$124,297
Total Secured Debt—8.4% (10)					$146,598	$124,297
Unsecured Debt
Solarplicity UK Holdings Limited (17)	Energy – Electricity	8.00% PIK (8.00% Cash Toggle)	2/24/22	£2,000	2,499	2,598
Total Unsecured Debt—0.2% (10)					$2,499	$2,598
Total Corporate Debt—8.6% (10)					$149,097	$126,895
Structured Products and Other
Golden Bear 2016-R, LLC, Membership Interests (3)(17)	Diversified Investment Vehicles, Banking, Finance, Real Estate	N/A	9/20/42	$—	$16,458	$17,364
Ivy Hill Middle Market Credit Fund IX, Ltd., Subordinated Notes (3)(11)(17)(22)	Diversified Investment Vehicles, Banking, Finance, Real Estate	13.34%	10/18/25	12,500	8,963	9,283
Ivy Hill Middle Market Credit Fund X, Ltd., Subordinated Notes (3)(11)(17)(22)	Diversified Investment Vehicles, Banking, Finance, Real Estate	11.25%	7/26/27	14,000	10,845	10,406
Total Structured Products and Other—2.5% (10)					$36,266	$37,053
Equity
Preferred Equity				Shares
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series B Preferred Stock (13)	Energy – Electricity	N/A	N/A	1,505,868	$8,343	$18,665
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series D Preferred Stock (13)	Energy – Electricity	N/A	N/A	436,689	5,568	7,090
Total Preferred Equity—1.7% (10)					$13,911	$25,755
Common Equity/Interests				Shares
AIC SPV Holdings II, LLC, Membership Interests (13)(15)(17)	Energy – Electricity	N/A	N/A	N/A	$534	$1,456
AMP Solar Group, Inc., Class A Common Unit (13)(17)	Energy – Electricity	N/A	N/A	243,646	10,000	5,116
Pelican Energy, LLC, Membership Interests (13)(17)	Energy – Oil & Gas	N/A	N/A	1,444	27,764	15,603
Renew JV LLC, Membership Interests (13)(17)	Energy – Electricity	N/A	N/A	2,527,756	2,792	3,550
Solarplicity Group Limited, Class B Common Shares (2)(3)(13)(17)(26)	Energy – Electricity	N/A	N/A	2,825	2,472	—
Solarplicity UK Holdings Limited, Ordinary Shares (2)(13)(17)	Energy – Electricity	N/A	N/A	2,825	4	4,721
Total Common Equity/Interests—2.1% (10)					$43,566	$30,446
Warrants				Warrants
Total Warrants—0.0% (10)					$—	$—
Total Equity—3.8% (10)					$57,477	$56,201
Total Non-Controlled/Affiliated Investments—14.9% (10)					$242,840	$220,149

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2017
(In thousands, except share data)

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)
Controlled Investments (5)
Corporate Debt
Secured Debt
First Lien Secured Debt
First Lien Secured Debt (excluding Revolvers and Letters of Credit)
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.) (16)(23)	Energy – Oil & Gas	8.00% Cash (10.00% PIK Toggle)	3/29/19	$12,500	$12,500	$12,500
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.) (16)(21)(23)	Energy – Oil & Gas	0.00% Unfunded	3/29/19	7,500	—	—
SHD Oil & Gas, LLC, Tranche A Note (16)	Energy – Oil & Gas	14.00% (8.00% Cash plus 6.00% PIK)	12/31/19	41,511	41,511	42,756
SHD Oil & Gas, LLC, Tranche B Note (14)(16)	Energy – Oil & Gas	14.00% PIK	12/31/19	65,951	44,380	26,741
SHD Oil & Gas, LLC, Tranche C Note (16)	Energy – Oil & Gas	12.00%	12/31/19	15,750	15,750	16,223
SHD Oil & Gas, LLC, Unfunded Tranche C Note (16)(21)(23)	Energy – Oil & Gas	0.00% Unfunded	12/31/19	2,250	—	—
Total First Lien Secured Debt (excluding Revolvers and Letters of Credit)—6.6% (10)					$114,141	$98,220
Revolvers and Letters of Credit
Dynamic Product Tankers, LLC, Letter of Credit (17)(23)	Transportation – Cargo, Distribution	2.25%	9/20/17	$2,250	$—	$—
Merx Aviation Finance Assets Ireland Limited, Letter of Credit (16)(23)	Aviation and Consumer Transport	2.25%	9/30/17	3,600	—	—
Merx Aviation Finance, LLC, Letter of Credit (16)(23)	Aviation and Consumer Transport	2.25%	7/13/17	177	—	—
Merx Aviation Finance, LLC, Revolver (16)(23)	Aviation and Consumer Transport	12.00%	10/31/18	413,834	413,834	413,834
Total Revolvers and Letters of Credit—28.0% (10)					$413,834	$413,834
Total First Lien Secured Debt—34.6% (10)					$527,975	$512,054
Second Lien Secured Debt
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.) (16)	Energy – Oil & Gas	10.00% PIK Toggle (8.00% Cash)	3/29/21	$28,314	$28,314	$28,314
Total Second Lien Secured Debt—1.9% (10)					$28,314	$28,314
Total Secured Debt—36.5% (10)					$556,289	$540,368
Total Corporate Debt—36.5% (10)					$556,289	$540,368
Equity
Common Equity/Interests				Shares
Dynamic Product Tankers, LLC, Class A Units (17)(24)	Transportation – Cargo, Distribution	N/A	N/A	—	$48,106	$42,778
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Common Stock (13)	Energy – Oil & Gas	N/A	N/A	5,000,000	30,078	17,154

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2017
(In thousands, except share data)

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)
Merx Aviation Finance, LLC, Membership Interests	Aviation and Consumer Transport	N/A	N/A	—	19,204	49,017
MSEA Tankers LLC, Class A Units (17)(25)	Transportation – Cargo, Distribution	N/A	N/A	—	74,451	71,431
SHD Oil & Gas, LLC, Series A Units (13)	Energy – Oil & Gas	N/A	N/A	7,600,000	1,411	—
Total Common Equity/Interests—12.2% (10)					$173,250	$180,380
Total Equity—12.2% (10)					$173,250	$180,380
Total Controlled Investments—48.7% (10)					$729,539	$720,748

Total Investments before Cash Equivalents—163.5% (10)					$2,465,394	$2,416,579
J.P. Morgan U.S. Government Money Market Fund (27)	N/A	N/A	N/A	$—	$29,853	$29,853
Total Cash Equivalents—2.0% (10)					$29,853	$29,853
Total Investments after Cash Equivalents—165.5% (6)(7)(10)					$2,495,247	$2,446,432
_________________

(1)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (Note 2).

(2)	Solarplicity Group Limited and Solarplicity UK Holdings Limited are GBP denominated equity investments.

(3)
Denotes investments in which the Company owns greater than 25% of the equity, where the governing documents of each entity preclude the Company from exercising a controlling influence over the management or policies of such entity. The Company does not have the right to elect or appoint more than 25% of the directors or another party has the right to elect or appoint more directors than the Company and has the right to appoint certain members of senior management. Therefore, the Company has determined that these entities are not controlled affiliates. As of June 30, 2017, we had a 100%, 32%, 32% and 28% equity ownership interest in Golden Bear 2016-R, LLC; Ivy Hill Middle Market Credit Fund IX, Ltd.; Ivy Hill Middle Market Credit Fund X, Ltd. and Solarplicity Group Limited, respectively.

(4)
Denotes investments in which we are an “Affiliated Person,” as defined in the 1940 Act, due to holding the power to vote or owning 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of March 31, 2017 and June 30, 2017 along with transactions during the three months ended June 30, 2017 in these affiliated investments are as follows:

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2017
(In thousands, except share data)

Name of Issue	Fair Value at March 31, 2017	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at June 30, 2017	Net Realized Gains (Losses)	Interest/Dividend/Other Income
AIC SPV Holdings I, LLC, Membership Interests	24,285	35	(69,073)	44,753	—	(44,327)	115
AIC SPV Holdings II, LLC, Membership Interests	—	534	—	922	1,456	—	—
AMP Solar Group, Inc., Class A Common Unit	4,687	—	—	429	5,116	—	—
Golden Bear 2016-R, LLC, Membership Interests, 9/20/42	17,067	—	—	297	17,364	—	—
Ivy Hill Middle Market Credit Fund IX, Ltd., Subordinated Notes, 13.34%, 10/18/25	9,537	—	(196)	(58)	9,283	—	380
Ivy Hill Middle Market Credit Fund X, Ltd., Subordinated Notes, 11.25%, 7/26/27	10,841	—	(233)	(202)	10,406	—	393
LVI Group Investments, LLC, Common Units	—	—	(17,505)	17,505	—	(17,505)	(306)
MCF CLO III, LLC, Membership Interests, 20.40%, 1/20/24	—	—	—	—	—	—	314
Pelican Energy, LLC, 10.00% PIK Toggle (10.00% Cash), 12/31/18	15,417	—	(26,665)	11,248	—	—	—
Pelican Energy, LLC, Membership Interests	—	26,664	—	(11,061)	15,603	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series B Preferred Stock	19,383	—	—	(718)	18,665	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series D Preferred Stock	6,253	—	—	837	7,090	—	—
Renew JV LLC, Membership Interests	4,701	947	(114)	(1,984)	3,550	4,017	—
Solarplicity Group Limited, 8.00% PIK (8.00% Cash Toggle), 11/30/22	119,426	—	—	4,871	124,297	—	2,385
Solarplicity UK Holdings Limited, 8.00% PIK (8.00% Cash Toggle), 2/24/22	2,501	—	—	97	2,598	—	51
Solarplicity UK Holdings Limited, Ordinary Shares	4,952	—	—	(231)	4,721	—	—
Venoco, Inc., 10.00% PIK, 7/25/17	—	—	(338)	338	—	(338)	—
Venoco, Inc., LLC Units	—	—	(40,517)	40,517	—	(40,517)	—
Venoco, Inc., Series A Warrants	—	—	(48,170)	48,170	—	(48,170)	—
	$239,050	$28,180	$(202,811)	$155,730	$220,149	$(146,840)	$3,332
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

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2017
(In thousands, except share data)

(5)
Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Fair value as of March 31, 2017 and June 30, 2017 along with transactions during the three months ended June 30, 2017 in these Controlled investments are as follows:

Name of Issue	Fair Value at March 31, 2017	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Losses	Fair Value at June 30, 2017	Net Realized Losses	Interest/Dividend/Other Income
Dynamic Product Tankers, LLC, Class A Units	42,644	—	—	134	42,778	—	—
Dynamic Product Tankers, LLC, Letter of Credit, 2.25%, 9/20/17	—	—	—	—	—	—	13
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), First Lien Term Loan	10,000	2,500	—	—	12,500	—	239
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Second Lien Term Loan	27,617	697	—	—	28,314	—	697
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Common Stock	18,862	—	—	(1,708)	17,154	—	—
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Unfunded Delayed Draw, 0.00% Unfunded, 3/29/19	—	—	—	—	—	—	—
Merx Aviation Finance Assets Ireland Limited, Letter of Credit, 2.25%, 9/30/17	—	—	—	—	—	—	20
Merx Aviation Finance, LLC, Letter of Credit, 2.25%, 7/13/17	—	—	—	—	—	—	1
Merx Aviation Finance, LLC, Membership Interests	48,811	—	—	206	49,017	—	3,600
Merx Aviation Finance, LLC, Revolver, 12.00%, 10/31/18	374,084	105,400	(65,650)	—	413,834	—	13,503
MSEA Tankers LLC, Class A Units	72,797	—	—	(1,366)	71,431	—	1,250
SHD Oil & Gas, LLC, Tranche A Note, 14.00% (8.00% Cash plus 6.00% PIK), 12/31/19	40,891	620	—	1,245	42,756	—	1,447
SHD Oil & Gas, LLC, Tranche B Note, 14.00% PIK, 12/31/19	32,793	—	—	(6,052)	26,741	—	—
SHD Oil & Gas, LLC, Tranche C Note, 12.00%, 12/31/19	6,750	9,000	—	473	16,223	—	472
	$675,249	$118,217	$(65,650)	$(7,068)	$720,748	$—	$21,242
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

As of June 30, 2017, the Company had a 85%, 48%, 100%, 98% and 38% equity ownership interest in Dynamic Product Tankers, LLC; Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.); Merx Aviation Finance, LLC; MSEA Tankers, LLC; and SHD Oil & Gas, LLC (f/k/a Spotted Hawk Development LLC), respectively.

(6)	Aggregate gross unrealized gain and loss for federal income tax purposes is $239,566 and $226,112, respectively. Net unrealized loss is $13,454 based on a tax cost of $2,403,125.

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
June 30, 2017
(In thousands, except share data)

(10)	The percentage is calculated over net assets.

(11)
These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.

(12)	Denominated in USD unless otherwise noted, Euro (“€”), British Pound (“£”), and Canadian Dollar (“C$”).

(13)	Non-income producing security.

(14)	Non-accrual status (Note 2).

(15)	The underlying investments of AIC SPV Holdings II, LLC is a securitization in which the Company has a 15% ownership interest in the residual tranche.

(16)
Denotes debt securities where the Company owns multiple tranches of the same broad asset type but whose security characteristics differ. Such differences may include level of subordination, call protection and pricing, and differing interest rate characteristics, among other factors. Such factors are usually considered in the determination of fair values.

(17)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of June 30, 2017, non-qualifying assets represented approximately 20.63% of the total assets of the Company.

(18)	In addition to the interest earned based on the stated rate of this loan, the Company may be entitled to receive additional interest as a result of its arrangement with other lenders in a syndication.

(19)	This investment represents a leveraged subordinated interest in a trust that holds one foreign currency denominated bond and a derivative instrument.

(20)
Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread. The borrower has an option to choose the benchmark rate, such as the London Interbank Offered Rate (“LIBOR”), the Euro Interbank Offered Rate (“EURIBOR”), the federal funds rate or the prime rate. The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates (1M L, 3M L, or 6M L, respectively), and EURIBOR loans are typically indexed to 90-day EURIBOR rates (3M E), at the borrower’s option. LIBOR and EURIBOR loans may be subject to interest floors. As of June 30, 2017, rates for 1M L, 3M L, 6M L, 3M E, and prime are 1.22%, 1.30%, 1.45%, (0.37%), and 4.25%, respectively.

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

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2017
(In thousands, except share data)

(23)
As of June 30, 2017, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 8 to the financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Portfolio Company	Total Commitment	Drawn Commitment	Letters of Credit	Undrawn Commitment
Alliant Holdings Intermediate, LLC	15,000	—	170	14,830
Altasciences / 9360-1367 Quebec Inc.	143	—	—	143
Altasciences US Acquistion, Inc.	4,134	—	—	4,134
American Media, Inc.	1,778	652	154	972
Aptevo Therapeutics Inc.	15,000	8,571	—	6,429
Avantor Performance Materials Holdings, LLC	6,629	1,629	72	4,928
Dynamic Product Tankers, LLC	2,250	—	2,250	—
Erickson Inc	45,000	—	1,422	43,578
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	7,500	—	—	7,500
Invuity, Inc.	12,000	6,667	—	5,333
LabVantage Solutions Limited *	3,918	—	—	3,918
Merx Aviation Finance Assets Ireland Limited	3,600	—	3,600	—
Merx Aviation Finance, LLC	177	—	177	—
My Alarm Center, LLC	19,123	16,958	—	2,165
Novadaq Technologies Inc.	13,000	3,333	—	9,667
Oxford Immunotec, Inc.	1,000	—	—	1,000
PSI Services, LLC *	458	199	—	259
PTC Therapeutics, Inc	6,333	—	—	6,333
SESAC Holdco II LLC	587	—	—	587
SHD Oil & Gas, LLC (f/k/a Spotted Hawk Development LLC)	18,000	15,750	—	2,250
Tibco Software Inc.	6,000	—	—	6,000
TricorBraun Holdings, Inc.	5,625	1,410	—	4,215
UniTek Global Services Inc.	12,762	—	7,762	5,000
Wright Medical Group, Inc.	50,000	7,667	—	42,333
Total Commitments	$250,017	$62,836	$15,607	$171,574
* These investments are in a foreign currency and the total commitment has been converted to USD using June 30, 2017 exchange rate

(24)
As of June 30, 2017, Dynamic Product Tankers, LLC had various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-3 units which are identical except that Class A-1 unit is voting and Class A-3 unit is non-voting. The units entitle the Company to appoint three out of five managers to the board of managers.

(25)
As of June 30, 2017, MSEA Tankers, LLC had various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-2 units which are identical except that Class A-1 unit is voting and Class A-2 unit is non-voting. The units entitle the Company to appoint two out of three managers to the board of managers.

(26)	As of June 30, 2017, the Company holds two classes of shares in Solarplicity Group Limited. The Company holds 434 shares of Class A shares (non-voting) and 2,391 shares of Class B (voting).

(27)	This security is included in the Cash and Cash Equivalents on the Statement of Assets and Liabilities.

(28)
The unused line fees of 0.50% and 0.25%, respectively are collected for the Unfunded Delayed Draw and Unfunded Revolver from both Altasciences US Acquistion, Inc. and Altasciences / 9360-1367 Quebec Inc. as each borrower has access to the respective lending facilities.

(29)	The Company holds three classes of warrants in Sprint Industrial Holdings, LLC, The Company holds 5,595 warrants of Class G, 507 warrants of Class H, and 1,239 warrants of Class I.

(30)
This investment represents the original debt investment made by the Company in Sprint Industrial Holdings, LLC which has been restructured and as a result accumulate PIK as a different investment (footnote 31), which has priority to the this investment.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2017
(In thousands, except share data)

(31)
This investment represents a new debt investment resulting from the restructuring of the Company’s original debt investment in Sprint Industrial Holdings, LLC.  The investment is comprised of capitalized PIK and has priority to the original debt investment (footnote 30).

Industry Classification	Percentage of Total Investments (at Fair Value) as of June 30, 2017
Business Services	21.7%
Aviation and Consumer Transport	19.2%
Energy – Electricity	8.6%
Transportation – Cargo, Distribution	6.9%
Energy – Oil & Gas	6.6%
High Tech Industries	6.2%
Diversified Investment Vehicles, Banking, Finance, Real Estate	4.6%
Healthcare & Pharmaceuticals	4.5%
Manufacturing, Capital Equipment	3.1%
Telecommunications	2.8%
Chemicals, Plastics & Rubber	2.8%
Insurance	2.6%
Aerospace & Defense	2.1%
Utilities – Electric	1.9%
Consumer Goods – Durable	1.3%
Automotive	1.2%
Advertising, Printing & Publishing	1.1%
Food & Grocery	1.0%
Hotel, Gaming, Leisure, Restaurants	0.9%
Containers, Packaging & Glass	0.4%
Retail	0.3%
Media – Diversified & Production	0.1%
Metals & Mining	0.1%
Total Investments	100.0%

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

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2017
(In thousands, except share data)

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)
Hare Bidco, Inc.	Chemicals, Plastics & Rubber	9.75% (3M L+875, 1.00% Floor)	8/1/24	€13,574	14,381	14,228
Institutional Shareholder Services, Inc.	Business Services	9.61% (3M L+850, 1.00% Floor)	4/30/22	8,232	8,162	8,314
K&N Parent, Inc.	Automotive	9.75% (3M L+875, 1.00% Floor)	10/21/24	30,000	29,425	29,849
Lanai Holdings III, Inc.	Healthcare & Pharmaceuticals	9.50% (1M L+850, 1.00% Floor)	8/28/23	17,391	16,907	17,217
MedPlast Holdings Inc.	Manufacturing, Capital Equipment	9.78% (3M L+875, 1.00% Floor)	6/6/23	8,000	7,800	7,800
Ministry Brands, LLC (16)(23)	Business Services	10.25% (1M L+925, 1.00% Floor)	6/2/23	10,000	9,856	9,851
MSC Software Corp. (17)	High Tech Industries	8.50% (1M L+750, 1.00% Floor)	5/31/21	13,448	13,359	13,464
MW Industries, Inc.	Manufacturing, Capital Equipment	10.40% (3M L+925, 1.00% Floor)	12/28/20	20,000	19,569	20,100
PAE Holding Corporation	Aerospace & Defense	10.50% (1M L+950, 1.00% Floor)	10/20/23	22,026	21,297	22,246
PetVet Care Centers, LLC	Healthcare & Pharmaceuticals	9.65% (3M L+850, 1.00% Floor)	6/17/21	13,500	13,120	13,298
Poseidon Merger Sub, Inc.	Business Services	9.56% (3M L+850, 1.00% Floor)	8/15/23	18,000	17,568	18,000
Power Products, LLC (9)	Manufacturing, Capital Equipment	10.34% (3M L+900, 1.00% Floor)	12/20/23	37,500	36,239	36,847
PSI Services, LLC (9)(16)	Business Services	10.00% (1M L+900, 1.00% Floor)	1/20/24	25,714	24,964	24,950
Sequential Brands Group, Inc. (17)	Consumer Goods – Durable	9.83% (1M L+900)	7/1/22	17,512	17,319	17,252
SESAC Holdco II LLC (16)	Media – Diversified & Production	8.25% (3M L+725, 1.00% Floor)	2/24/25	3,241	3,209	3,254
SiTV, Inc. (11)	Broadcasting & Subscription	10.38%	7/1/19	2,219	2,219	1,340
SMG	Hotel, Gaming, Leisure, Restaurants	9.40% (3M L+825, 1.00% Floor)	2/27/21	19,649	19,649	19,625
Sprint Industrial Holdings, LLC	Containers, Packaging & Glass	13.50% PIK	11/14/19	16,707	16,213	9,297
Sterling Holdings Ultimate Parent, Inc.	Business Services	9.40% (3M L+825, 1.00% Floor)	6/19/23	20,000	19,824	19,800
STG-Fairway Acquisitions, Inc.	Business Services	10.30% (3M L+925, 1.00% Floor)	6/30/23	15,000	14,685	14,663
TMK Hawk Parent, Corp.	Transportation – Cargo, Distribution	8.50% (1M L+750, 1.00% Floor)	10/1/22	34,000	33,745	33,830
Velocity Technology Solutions, Inc.	Business Services	9.50% (3M L+825, 1.25% Floor)	9/28/20	16,500	16,298	16,335
Wave Holdco Merger Sub, Inc.	Telecommunications	10.25% (1M L+925, 1.00% Floor)	5/27/23	10,000	9,768	9,874
Total Second Lien Secured Debt—44.4% (10)					$658,881	$657,651
Total Secured Debt—74.8% (10)					$1,136,514	$1,107,522
Unsecured Debt
American Tire Distributors, Inc. (11)	Transportation – Cargo, Distribution	10.25%	3/1/22	$14,741	$14,808	$15,119
Sorenson Holdings, LLC (11)	Consumer Goods – Durable	13.85% Cash (13.85% PIK Toggle)	10/31/21	52	35	47
U.S. Security Associates Holdings, Inc.	Business Services	11.00%	7/28/18	135,000	135,000	135,000
UniTek Global Services Inc. (16)	Telecommunications	15.00% PIK	7/13/19	8,547	8,547	8,717
Total Unsecured Debt—10.7% (10)					$158,390	$158,883
Total Corporate Debt—85.5% (10)					$1,294,904	$1,266,405

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

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2017
(In thousands, except share data)

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)
Second Lien Secured Debt
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.) (16)	Energy – Oil & Gas	10.00% PIK Toggle (8.00% Cash)	3/29/21	$27,617	$27,617	$27,617
Total Second Lien Secured Debt—1.9% (10)					$27,617	$27,617
Total Secured Debt—33.2% (10)					$503,722	$492,135
Total Corporate Debt—33.2% (10)					$503,722	$492,135
Equity
Common Equity/Interests				Shares
Dynamic Product Tankers, LLC, Class A Units (17)(24)	Transportation – Cargo, Distribution	N/A	N/A	N/A	$48,106	$42,644
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Common Stock (13)	Energy – Oil & Gas	N/A	N/A	5,000	30,078	18,862
Merx Aviation Finance, LLC, Membership Interests	Aviation and Consumer Transport	N/A	N/A	N/A	19,204	48,811
MSEA Tankers LLC, Class A Units (17)(25)	Transportation – Cargo, Distribution	N/A	N/A	N/A	74,450	72,797
SHD Oil & Gas, LLC (f/k/a Spotted Hawk Development LLC), Series A Units (13)	Energy – Oil & Gas	N/A	N/A	7,600	1,412	—
Total Common Equity/Interests—12.4% (10)					$173,250	$183,114
Total Equity—12.4% (10)					$173,250	$183,114
Total Controlled Investments—45.6% (10)					$676,972	$675,249

Total Investments before Cash Equivalents—156.3% (10)					$2,605,423	$2,316,708
J.P. Morgan U.S. Government Money Market Fund (27)	N/A	N/A	N/A	9,783	9,783	9,783
Total Investments after Cash Equivalents—157.0% (6)(7)(10)					$2,615,206	$2,326,491
____________________

(1)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (Note 2).

(2)	Solarplicity Group Limited and Solarplicity UK Holdings Limited are GBP denominated equity investments.

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

(23)
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

(24)
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

(26)	As of March 31, 2017, the Company holds two classes of shares in Solarplicity Group Limited. The Company holds 434 shares of Class A shares (non-voting) and 2,391 shares of Class B (voting).

(27)	This security is included in the Cash and Cash Equivalents on the Statement of Assets and Liabilities.

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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share and per share data)

Note 1. Organization
Apollo Investment Corporation (the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” or “our”), a Maryland corporation incorporated on February 2, 2004, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We commenced operations on April 8, 2004 receiving net proceeds of $870,000 from our initial public offering by selling 62 million shares of common stock at a price of $15.00 per share. Since then, and through June 30, 2017, we have raised approximately $2,210,067 in net proceeds from additional offerings of common stock and repurchased common stock for $100,356.
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
Our investment objective is to generate current income and capital appreciation. We invest primarily in various forms of debt investments, including secured and unsecured debt, loan investments, and/or equity in private middle-market companies. We may also invest in the securities of public companies and in structured products and other investments such as collateralized loan obligations (“CLOs”) and credit-linked notes (“CLNs”). Our portfolio is comprised primarily of investments in debt, including secured and unsecured debt of private middle-market companies that, in the case of senior secured loans, generally are not broadly syndicated and whose aggregate tranche size is typically less than $250 million. Our portfolio may include equity interests such as common stock, preferred stock, warrants and/or options.
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
Under the 1940 Act, ASC 946, and the regulations pursuant to Article 6 of Regulation S-X, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit us. Consequently, as of June 30, 2017, the Company consolidated some special purposes entities. These special purposes entities only hold investments of the Company and have no other significant asset and liabilities. All significant intercompany transactions and balances have been eliminated in consolidation.
These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended March 31, 2017.
During the three months ended September 30, 2016, we identified that $21,155 of realized loss recorded in the prior quarter ended June 30, 2016, associated with the restructuring of an investment, that should have remained as unrealized losses. As such, the Company revised the June 30, 2016 financial statement by reducing realized losses and increasing change in unrealized losses. See disclosure as previously referenced in Note 2 of the September 30, 2016 Form 10-Q.

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
Cash and Cash Equivalents
The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and near maturity that they present insignificant risk of changes in value because of changes in interest rates. Generally, only securities with a maturity of three months or less from the date of purchase would qualify, with limited exceptions. The Company deems that certain money market funds, U.S. Treasury bills, repurchase agreements, and other high-quality, short-term debt securities would qualify as cash equivalents.
Cash and cash equivalents are carried at cost which approximates fair value. Cash equivalents held as of June 30, 2017 is $29,853. Cash equivalents held as of March 31, 2017 was $9,783.
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

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides an independent assessment of value. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. During the three months ended June 30, 2017, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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
The Company records origination and other expenses related to its debt obligations as deferred financing costs. The deferred financing cost for all outstanding debt is presented as a direct deduction from the carrying amount of the related debt liability, except that incurred under the Senior Secured Facility (as defined in Note 6), which the Company presents as an asset on the Statements of Assets and Liabilities. These expenses are deferred and amortized as part of interest expense using the straight-line method over the stated life of the obligation which approximates the effective yield method.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

Federal and State Income Taxes
We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through June 30, 2017 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ending March 31, 2018. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.
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
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the financial statements. As of June 30, 2017, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2014 remain subject to examination by the Internal Revenue Service.
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
Management Fee Waiver
Effective April 1, 2017 through March 31, 2018 (the “waiver period”), the Investment Adviser has agreed to waive 25% of its base management fee so that base management fee is reduced from 2% to 1.50%.
The same waiver was in effect for the year-ended March 31, 2017.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

Incentive Fee Waiver
Effective April 1, 2017 through March 31, 2018, the Investment Adviser has agreed to waive up to 25% of its performance-based incentive fee so that the incentive fee on pre-incentive fee net investment income could be accrued at as low a rate as 15% to the extent the Company experiences cumulative net realized and change in unrealized losses during the waiver period (“cumulative net losses”). The inclusion of cumulative net gains and cumulative net losses will be measured on a cumulative basis from April 1, 2017 through the end of each quarter during the waiver period. Any cumulative net gains will result in a dollar for dollar increase in the incentive fee payable up to a maximum rate of 20% and any cumulative net losses will result in a dollar for dollar decrease in the incentive fee payable down to a minimum rate of 15%.
The same waiver and calculation was in effect for the year-ended March 31, 2017.
Incentive Fee on Cumulative Net Realized Gains
The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of our cumulative realized capital gains less cumulative realized capital losses, unrealized capital loss (unrealized loss on a gross investment-by-investment basis at the end of each calendar year) and all capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For accounting purposes only, we are required under GAAP to accrue a theoretical capital gains incentive fee based upon net realized capital gains and unrealized capital gain and loss on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no accrual for theoretical capital gains incentive fee for the three months ended June 30, 2017 and 2016. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (the “Advisers Act”) or the Investment Advisory Agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the Investment Advisory Agreement which specifically excludes consideration of unrealized capital gain.
Deferred Payment of Certain Incentive Fees
For the period between April 1, 2013 and March 31, 2018, AIM has agreed to be paid the portion of the incentive fee that is attributable to interest or dividend income on PIK securities when the Company receives such interest or dividend income in cash. The accrual of incentive fee shall be reversed if such interest or dividend income is written off or determined to be no longer realizable. Upon payment of the deferred incentive fee, AIM will also receive interest on the deferred incentive fee at an annual rate of 3.25% for the period between the date in which the incentive fee is earned and the date of payment.
For the three months ended June 30, 2017 and 2016, the Company recognized $12,125 and $14,398, respectively, of management fees, and $7,912 and $8,451, respectively, of incentive fees before impact of waived fees. For the three months ended June 30, 2017 and 2016 management fees waived were $3,031 and $3,599, respectively, and incentive fees waived were $1,978 and $2,118, respectively.
As of June 30, 2017 and March 31, 2017, management and performance-based incentive fees payable were $17,345 and $16,306, respectively.
For the three months ended June 30, 2017 and 2016, the amount of incentive fees on PIK income for which payments have been deferred were $871 and $951, respectively. The cumulative deferred incentive fee on PIK income included in management and performance-based incentive fee payable line of the Statements of Assets and Liabilities as of June 30, 2017 and March 31, 2017 were $3,125 and $2,317, respectively.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

Administration Agreement with AIA
The Company has also entered into an administration agreement with the Administrator (the “Administration Agreement”) under which AIA provides administrative services for the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator and requested to be reimbursed by the Administrator in performing its obligations under the Administration Agreement. The expenses include rent and the Company’s allocable portion of compensation and other related expenses for its Chief Financial Officer, Chief Compliance Officer, Chief Legal Officer, Chief Accounting Officer, and their respective staffs. For the three months ended June 30, 2017 and 2016, the Company recognized administrative services expense under the Administration Agreement of $1,675 and $1,526, respectively. There was no payable to AIA and its affiliates for expenses paid on our behalf as of June 30, 2017 and March 31, 2017.
Merx Aviation Finance, LLC
Merx Aviation Finance, LLC (“Merx”), a wholly-owned portfolio company of the Company, has also entered into an administration agreement with the Administrator (the “Merx Administration Agreement”) under which AIA provides administrative services to Merx. For the three months ended June 30, 2017 and 2016, the Company recognized expense reimbursements of $63 and $63 thousand respectively, under the Merx Administration Agreement.
The Company has also entered into an expense reimbursement agreement with Merx Aviation Finance Assets Ireland Limited, an affiliate of Merx, that will reimburse the Company for reasonable out-of-pocket expenses incurred, including any interest, fees or other amounts incurred by the Company in connection with letters of credit issued on its behalf. For the three months ended June 30, 2017 and 2016, the Company recognized expenses that were reimbursed under the expense reimbursement agreement of $21 and $21, respectively.
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
Note 4. Earnings Per Share
The following table sets forth the computation of earnings (loss) per share (“EPS”), pursuant to ASC 260-10, for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	2016
Basic Earnings (Loss) Per Share
Net increase (decrease) in net assets resulting from operations	$28,781	$(42,086)
Weighted average shares outstanding	219,694,654	225,940,769
Basic earnings (loss) per share	$0.13	$(0.19)

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

Note 5. Investments
Fair Value Measurement and Disclosures
The following table shows the composition of our investment portfolio as of June 30, 2017, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$1,193,207	$1,140,215	$—	$14,375	$1,125,840
Second Lien Secured Debt	739,383	734,946	—	274,066	460,880
Unsecured Debt	161,207	162,028	—	15,386	146,642
Structured Products and Other	130,168	135,864	—	—	135,864
Preferred Equity	18,319	25,755	—	—	25,755
Common Equity/Interests	223,030	217,689	—	—	217,689
Warrants	80	82	—	—	82
Total Investments	$2,465,394	$2,416,579	$—	$303,827	$2,112,752
Money Market Fund	$29,853	$29,853	$29,853	$—	$—
Total Cash Equivalents	$29,853	$29,853	$29,853	$—	$—
Total Investments and Cash Equivalents	$2,495,247	$2,446,432	$29,853	$303,827	$2,112,752
The following table shows the composition of our investment portfolio as of March 31, 2017, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$1,127,001	$1,049,232	$—	$—	$1,049,232
Second Lien Secured Debt	686,498	685,268	—	238,496	446,772
Unsecured Debt	161,226	161,384	—	15,166	146,218
Structured Products and Other	163,242	166,893	—	—	166,893
Preferred Equity	89,370	25,637	—	—	25,637
Common Equity/Interests	328,235	228,200	—	—	228,200
Warrants	49,851	94	—	—	94
Total Investments	$2,605,423	$2,316,708	$—	$253,662	$2,063,046
Money Market Fund	$9,783	$9,783	$9,783	$—	$—
Total Cash Equivalents	$9,783	$9,783	$9,783	$—	$—
Total Investments and Cash Equivalents	$2,615,206	$2,326,491	$9,783	$253,662	$2,063,046

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

The following table shows changes in the fair value of our Level 3 investments during the three months ended June 30, 2017:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of March 31, 2017	$1,049,232	$446,772	$146,218	$166,893	$25,637	$228,200	$94	$2,063,046
Net realized gains (losses)	(10,335)	—	(338)	—	(93,725)	(81,833)	(49,771)	(236,002)
Net change in unrealized gains (losses)	24,665	(3,884)	441	2,044	93,843	72,020	49,759	238,888
Net amortization on investments	805	688	—	93	—	35	—	1,621
Purchases, including capitalized PIK (3)	233,538	61,047	321	—	—	28,146	—	323,052
Sales (3)	(172,065)	(51,260)	—	(33,166)	—	(28,879)	—	(285,370)
Transfers out of Level 3 (1)	—	(19,625)	—	—	—	—	—	(19,625)
Transfers into Level 3 (1)	—	27,142	—	—	—	—	—	27,142
Fair value as of June 30, 2017	$1,125,840	$460,880	$146,642	$135,864	$25,755	$217,689	$82	$2,112,752

Net change in unrealized gains (losses) on Level 3 investments still held as of June 30, 2017	$3,503	$(3,666)	$103	$1,961	$118	$(13,727)	$(11)	$(11,719)
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

(2)	Includes unfunded commitments measured at fair value of $(2,507).

(3)	Includes reorganizations and restructuring of investments.
The following table shows changes in the fair value of our Level 3 investments during the three months ended June 30, 2016:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of March 31, 2016	$1,089,156	$491,488	$227,222	$319,530	$68,562	$356,940	$—	$2,552,898
Net realized gains (losses)	(33,164)	(21,156)	—	(1,524)	—	47,387	(2,374)	(10,831)
Net change in unrealized gains (losses)	12,273	(14,032)	(3,988)	7,320	(211)	(92,571)	2,374	(88,835)
Net amortization on investments	801	336	88	87	—	17	—	1,329
Purchases, including capitalized PIK (3)	65,913	45,961	279	11,270	204	50,375	—	174,002
Sales (3)	(96,724)	(43,878)	(7,460)	(31,283)	(1,017)	(62,874)	—	(243,236)
Transfers out of Level 3 (1)	—	—	—	—	—	—	—	—
Transfers into Level 3 (1)	—	—	49	—	—	—	—	49
Fair value as of June 30, 2016	$1,038,255	$458,719	$216,190	$305,400	$67,538	$299,274	$—	$2,385,376

Net change in unrealized gains (losses) on Level 3 investments still held as of June 30, 2016	$10,096	$(46,741)	$(3,989)	$12,871	$(22,076)	$(25,677)	$—	$(75,516)
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of June 30, 2017 and March 31, 2017. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.
The unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2017 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Secured Debt	$(911)	Broker Quoted	Broker Quote	N/A	N/A	N/A
	538,131	Discounted Cash Flow	Discount Rate	2.3%	14.3%	10.8%
	44,993	Market Comparable Technique	Comparable Multiple	37.5x	37.5x	37.5x
	98,220	Recovery Analysis	Commodity Price	$53.00	$65.00	$63.31
	50,053	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
		Market Comparable Technique	Comparable Multiple	4.5x	4.5x	4.5x
	717	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
		Yield Analysis	Discount Rate	22.5%	22.5%	22.5%
	394,637	Yield Analysis	Discount Rate	4.9%	16.0%	10.7%
Second Lien Secured Debt	112,540	Broker Quoted	Broker Quote	N/A	N/A	N/A
	7,806	Market Comparable Technique	Comparable Multiple	7.8x	7.8x	7.8x
	28,314	Recovery Analysis	Commodity Price	$55.00	$65.00	$61.84
	312,220	Yield Analysis	Discount Rate	10.7%	22.1%	12.1%
Unsecured Debt	2,598	Discounted Cash Flow	Discount Rate	24.7%	24.7%	24.7%
	144,044	Yield Analysis	Discount Rate	10.8%	16.7%	11.2%
Structured Products and Other	135,864	Discounted Cash Flow	Discount Rate	9.1%	15.0%	11.0%
Preferred Equity	25,755	Option Pricing Model	Expected Volatility	60.5%	60.5%	60.5%
Common Equity/Interests	433	Broker Quoted	Broker Quote	N/A	N/A	N/A
	178,069	Discounted Cash Flow	Discount Rate	6.9%	24.7%	12.9%
	6,430	Market Comparable Technique	Comparable Multiple	4.2x	12.2x	9.2x
	32,757	Recovery Analysis	Commodity Price	$53.00	$65.00	$63.57
Warrants	82	Option Pricing Model	Expected Volatility	60.0%	60.0%	60.0%
Total Level 3 Investments	$2,112,752
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

The significant unobservable inputs used in the fair value measurement of the Company’s debt and equity securities are primarily earnings before interest, taxes, depreciation and amortization (“EBITDA”) comparable multiples and market discount rates. The Company typically uses EBITDA comparable multiples on its equity securities to determine the fair value of investments. The Company uses market discount rates for debt securities to determine if the effective yield on a debt security is commensurate with the market yields for that type of debt security. If a debt security’s effective yield is significantly less than the market yield for a similar debt security with a similar credit profile, the resulting fair value of the debt security may be lower. For certain investments where fair value is derived based on a recovery analysis, the Company uses underlying commodity prices from third party market pricing services to determine the fair value and/or recoverable amount, which represents the proceeds expected to be collected through asset sales or liquidation. Further, for certain investments, the Company also considered the probability of future events which are not in management’s control. Significant increases or decreases in any of these inputs in isolation would result in a significantly lower or higher fair value measurement. The significant unobservable inputs used in the fair value measurement of

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

the structured products include the discount rate applied in the valuation models in addition to default and recovery rates applied to projected cash flows in the valuation models. Specifically, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. Increases in the discount rate can significantly lower the fair value of an investment; conversely decreases in the discount rate can significantly increase the fair value of an investment. The discount rate is determined based on the market rates an investor would expect for a similar investment with similar risks. For certain investments such as warrants, the Company uses an option pricing technique, of which the applicable method is the Black-Scholes Option Pricing Method (“BSM”). The BSM is a model of price variation over time of financial instruments, such as equity, that is used to determine the price of call or put options. Various inputs are required but the primary unobservable input into the BSM model is the underlying asset volatility.
Investment Transactions
For the three months ended June 30, 2017 and 2016, purchases of investments on a trade date basis were $342,036 and $122,718, respectively. For the three months ended June 30, 2017 and 2016, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $251,947 and $339,416, respectively.
PIK Income
The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the three months ended June 30, 2017 and 2016, PIK income earned was $5,810 and $6,364, respectively.
The following table shows the change in capitalized PIK balance for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	2016
PIK balance at beginning of period	$53,262	$73,409
PIK income capitalized	2,775	3,553
Adjustments due to investments exited or written off	(35,697)	—
PIK income received in cash	(370)	(1,254)
PIK balance at end of period	$19,970	$75,708
Dividend Income
The Company holds structured products and other investments. The CLO equity investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The Company records as dividend income the accretable yield from its beneficial interests in structured products such as CLOs based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. During the three months ended June 30, 2017 and 2016 dividend income from structured products was $1,087 and $2,661, respectively.
Investments on Non-Accrual Status
As of June 30, 2017, 1.9% of total investments at amortized cost, or 1.1% of total investments at fair value, were on non-accrual status. As of March 31, 2017, 7.0% of total investments at amortized cost, or 3.0% of total investments at fair value, were on non-accrual status.
Unconsolidated Significant Subsidiaries
The following unconsolidated subsidiaries are considered significant subsidiaries under SEC Regulation S-X Rule 10-01(b)(1) and Regulation S-X Rule 4-08(g) as of June 30,2017. Accordingly, summarized, unaudited, comparative financial information is presented below for the unconsolidated significant subsidiaries.

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

	Three Months Ended June 30,
	2017	2016
Net revenue	$28,858	$32,719
Net operating income	17,490	19,639
Earnings before taxes	9,057	3,246
Net profit	9,057	3,239
Note 6. Debt and Foreign Currency Transactions and Translations
The Company’s outstanding debt obligations as of June 30, 2017 were as follows:

	Date Issued/Amended	Total Aggregate Principal Amount Committed	Principal Amount Outstanding		Fair Value		Final Maturity Date
Senior Secured Facility	12/22/2016	$1,140,000	$272,797	*	277,589	(1)	12/22/2021
Senior Secured Notes (Series B)	9/29/2011	16,000	16,000		16,462	(1)	9/29/2018
2042 Notes	10/9/2012	150,000	150,000		151,116	(2)	10/15/2042
2043 Notes	6/17/2013	150,000	150,000		155,280	(2)	7/15/2043
2025 Notes	3/3/2015	350,000	350,000		350,697	(3)	3/3/2025
Total Debt Obligations		$1,806,000	$938,797		$951,144
Deferred Financing Cost and Debt Discount			$(18,123)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount			$920,674
____________________

*	Includes foreign currency debt obligations as outlined in Foreign Currency Transactions and Translations within this note.

(1)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of June 30, 2017. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.

(2)	The fair value of these debt obligations would be categorized as Level 1 under ASC 820 as of June 30, 2017. The valuation is based on quoted prices of identical liabilities in active markets.

(3)	The fair value of these debt obligations would be categorized as Level 2 under ASC 820 as of June 30, 2017. The valuation is based on broker quoted prices.

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

(1)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of March 31, 2017. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.

(2)	The fair value of these debt obligations would be categorized as Level 1 under ASC 820 as of March 31, 2017. The valuation is based on quoted prices of identical liabilities in active markets.
Senior Secured Facility
On December 22, 2016, the Company amended and restated its senior secured, multi-currency, revolving credit facility (the “Senior Secured Facility”) from the previous April 24, 2015 amendment. The amended and restated agreement decreased the lenders’ commitments from $1,310,000 to $1,140,000, extended the final maturity date through December 22, 2021, and allows the Company to seek additional commitments from new and existing lenders in the future, up to an aggregate facility size not to exceed $1,965,000. The Senior Secured Facility is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. Commencing January 31, 2021, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the Senior Secured Facility as of December 22, 2020. In addition, the stated interest rate on the facility remains as a formula-based calculation based on a minimum borrowing base, resulting in a stated interest rate, depending on the type of borrowing, of (a) either LIBOR plus 1.75% per annum or LIBOR plus 2.00% per annum, or (b) either Alternate Base Rate plus 0.75% per annum or Alternate Base Rate plus 1% per annum. As of June 30, 2017, the stated interest rate on the facility was LIBOR plus 2.00%. The Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Senior Secured Facility and participation fees and fronting fees of up to 2.25% per annum on the letters of credit issued.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

The Senior Secured Facility also provides for the issuance of letters of credit up to an aggregate amount of $150,000. As of June 30, 2017 and March 31, 2017, the Company had $14,781 and $15,640, respectively, in standby letters of credit issued through the Senior Secured Facility. The amount available for borrowing under the Senior Secured Facility is reduced by any standby letters of credit issued through the Senior Secured Facility. Under GAAP, these letters of credit are considered commitments because no funding has been made and as such are not considered a liability. These letters of credit are not senior securities because they are not in the form of a typical financial guarantee and the portfolio companies are obligated to refund any drawn amounts. The available remaining capacity under the Senior Secured Facility was $852,422 and $923,438 as of June 30, 2017 and March 31, 2017, respectively. Terms used in this disclosure have the meanings set forth in the Senior Secured Facility agreement.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three months ended June 30, 2017 and 2016.

	Three Months Ended June 30,
	2017	2016
Average debt outstanding	$971,816	$1,233,619
Maximum amount of debt outstanding	1,056,929	1,363,533

Weighted average annualized interest cost (1)	5.32%	4.75%
Annualized amortized debt issuance cost	0.56%	0.67%
Total annualized interest cost	5.88%	5.42%
____________________

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Facility. Commitment fees for the three months ended June 30, 2017 and 2016 were $760 and $697, respectively.

Foreign Currency Transactions and Translations
The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of June 30, 2017:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
Canadian Dollar	C$	2,000	$1,482	$1,540	$(58)	7/7/2017
Canadian Dollar	C$	33,000	29,721	25,410	4,311	7/31/2017
Euro		€14,000	15,129	15,968	(839)	7/5/2017
Euro		€12,500	13,506	14,257	(751)	7/19/2017
British Pound		£4,600	6,094	5,975	119	7/10/2017
British Pound		£97,500	148,101	126,648	21,453	7/31/2017
			$214,033	$189,798	$24,235
The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of March 31, 2017:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain	Reset Date
Canadian Dollar	C$	33,000	$29,721	$24,744	$4,977	4/28/2017
Euro		€14,000	15,129	14,974	155	4/3/2017
Euro		€13,000	14,046	13,904	142	4/18/2017
British Pound		£8,700	13,319	10,879	2,440	4/21/2017
British Pound		£100,500	152,658	125,670	26,988	4/28/2017
British Pound		£3,800	5,058	4,752	306	4/6/2017
			$229,931	$194,923	$35,008
As of June 30, 2017 and March 31, 2017, the Company was in compliance with all debt covenants.
Note 7. Stockholders’ Equity
There were no equity offerings of common stock during the three months ended June 30, 2017 and March 31, 2017.
The Company adopted the following plans, approved by the Board of Directors, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the Securities Exchange Act of 1934 (the “1934 Act”) (the “Repurchase Plans”):

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

Date of Adoption	Maximum Cost of Shares That May Be Repurchased	Cost of Shares Repurchased	Remaining Cost of Shares That May Be Repurchased
August 6, 2015	$50,000	$50,000	$—
December 14, 2015	50,000	50,000	—
September 14, 2016	50,000	356	49,644
Total as of June 30, 2017	$150,000	$100,356	$49,644
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

Under the Repurchase Plans described above, the Company allocated the following amounts to be repurchased in accordance with SEC Rule 10b5-1 (the “10b5-1 Repurchase Plans”):

Effective Date	Termination Date	Amount Allocated to 10b5-1 Repurchase Plans
September 15, 2015	November 5, 2015	$5,000
January 1, 2016	February 5, 2016	10,000
April 1, 2016	May 19, 2016	5,000
July 1, 2016	August 5, 2016	15,000
September 30, 2016	November 8, 2016	20,000
January 4, 2017	February 6, 2017	10,000
March 31, 2017	May 19, 2017	10,000
June 30, 2017	August 7, 2017	10,000
During the three months ended June 30, 2017, the Company did not repurchase any shares.
During the year ended March 31, 2017, the Company repurchased 6,461,842 shares at a weighted average price per share of $5.87, inclusive of commissions, for a total cost of $37,918. This represents a discount of approximately 15.50% of the average net asset value per share for the year ended March 31, 2017.
Since the inception of the Repurchase Plans through June 30, 2017, the Company repurchased 17,046,697 shares at a weighted average price per share of $5.89, inclusive of commissions, for a total cost of $100,356.
On September 12, 2014, the Company announced an at-the-market offering program (the “ATM Program”) through which it can sell up to 16 million shares of its common stock from time to time. As of June 30, 2017, no shares had been sold through the Company’s ATM Program.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

Note 8. Commitments and Contingencies
The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of June 30, 2017 and March 31, 2017, the Company had the following unfunded commitments to its portfolio companies:

	June 30, 2017	March 31, 2017
Unfunded revolver obligations and bridge loan commitments (1)	$132,212	$227,906
Standby letters of credit issued and outstanding (2)	15,607	14,203
Unfunded delayed draw loan commitments (3)	3,850	28,649
Unfunded delayed draw loan commitments (performance thresholds not met) (4)	35,512	30,678
Total Unfunded Commitments	$187,181	$301,436
____________________

(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of June 30, 2017 and March 31, 2017, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that needs to be met prior to funding. As of June 30, 2017 and March 31, 2017, the bridge loan commitments included in the balances were $0 and $137,962, respectively.

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

(4)
The borrowers are required to meet certain performance thresholds before the Company is obligated to fulfill the commitments and those performance thresholds were not met as of June 30, 2017 and March 31, 2017.

Of the unfunded commitments which existed as of June 30, 2017, $185,016 were outstanding as of August 3, 2017.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

Note 9. Financial Highlights
The following is a schedule of financial highlights for the three months ended June 30, 2017 and fiscal year ended March 31, 2017.

	Three Months Ended June 30, 2017	Year Ended March 31, 2017
	(Unaudited)
Per Share Data*
Net asset value at beginning of period	$6.74	$7.28
Net investment income (1)	0.15	0.67
Net realized and change in unrealized losses (1)	(0.02)	(0.59)
Net increase (decrease) in net assets resulting from operations	0.13	0.08
Distributions of net investment income (2)	(0.15)	(0.65)
Distributions of return of capital (2)	—	—
Accretion due to share repurchases	—	0.04
Net asset value at end of period	$6.73	$6.74

Per share market value at end of period	$6.39	$6.56
Total return (3)	(0.32)%	31.44%
Shares outstanding at end of period	219,694,654	219,694,654
Weighted average shares outstanding	219,694,654	222,415,073

Ratio/Supplemental Data
Net assets at end of period (in millions)	$1,477.6	$1,481.8
Annualized ratio of operating expenses to average net assets (4)(5)	5.20%	4.59%
Annualized ratio of interest and other debt expenses to average net assets (5)	3.85%	3.86%
Annualized ratio of total expenses to average net assets (4)(5)	9.05%	8.45%
Annualized ratio of net investment income to average net assets (5)	9.03%	9.66%
Average debt outstanding (in millions)	$971.8	$1,048.7
Average debt per share	$4.42	$4.71
Annualized portfolio turnover rate (5)	42.70%	23.25%
Asset coverage per unit (6)	$2,574	$2,709
____________________

*	Totals may not foot due to rounding.

(1)	Financial highlights are based on the weighted average number of shares outstanding for the period presented.

(2)
The tax character of distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. Although the tax character of distributions paid to stockholders through June 30, 2017 may include return of capital, the exact amount cannot be determined at this point. Per share amounts are based on actual rate per share.

(3)
Total return is based on the change in market price per share during the respective periods. Total return also takes into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.

(4)
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown inclusive of all voluntary management and incentive fee waivers (Note 3). For the three months ended June 30, 2017, the annualized ratio of operating expenses to average net assets and the annualized ratio of total expenses to average net assets would be 6.58% and 10.43%, respectively, without the voluntary fee waivers. For the fiscal year ended March 31, 2017, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 5.98% and 9.85%, respectively, without the voluntary fee waivers.

(5)	Annualized for the three months ended June 30, 2017.

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

Note 10. Subsequent Events
Management has evaluated subsequent events through the date of issuance of these financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the financial statements other than those disclosed below.
On August 3, 2017, the Board of Directors declared a distribution of $0.15 per share payable on October 5, 2017 to stockholders of record as of September 21, 2017.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Apollo Investment Corporation:
We have reviewed the accompanying statement of assets and liabilities of Apollo Investment Corporation, including the schedule of investments, as of June 30, 2017, and the related statements of operations and of cash flows for the three-month periods ended June 30, 2017 and June 30, 2016, and the statement of changes in net assets for the three-month period ended June 30, 2017. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities, including the schedule of investments, as of March 31, 2017, and the related statements of operations (not presented herein), of changes in net assets and of cash flows (not presented herein) for the year then ended, and in our report dated May 18, 2017, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of assets and liabilities, including the schedule of investments, as of March 31, 2017, and the related statement of changes in net assets for the year then ended, is fairly stated, in all material respects, in relation to the statement of assets and liabilities, including the schedule of investments, and of changes in net assets from which it has been derived.

/s/ PricewaterhouseCoopers LLP
New York, New York
August 4, 2017

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
Overview
Apollo Investment Corporation (the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” or “our”) was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. We commenced operations on April 8, 2004 upon completion of our initial public offering that raised $870 million in net proceeds from selling 62 million shares of common stock at a price of $15.00 per share. Since then, and through June 30, 2017, we have raised approximately $2.21 billion in net proceeds from additional offerings of common stock and we have repurchased common stock for $100.4 million.
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
Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment, and the competitive environment for the types of investments we make. As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of June 30, 2017, non-qualifying assets represented approximately 20.6% of the total assets of the Company.
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
Portfolio and Investment Activity
Our portfolio and investment activity during the three months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30,
(in millions)*	2017	2016
Investments made in portfolio companies	$342.0	$122.7
Investments sold	(9.9)	(146.0)
Net activity before repaid investments	332.1	(23.3)
Investments repaid	(242.0)	(193.4)
Net investment activity	$90.1	$(216.7)

Portfolio companies at beginning of period	86	89
Number of new portfolio companies	11	5
Number of exited portfolio companies	(13)	(13)
Portfolio companies at end of period	84	81

Number of investments made in existing portfolio companies	11	12
____________________

*	Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of June 30, 2017 and March 31, 2017 were as follows:

	June 30, 2017		March 31, 2017
Portfolio composition, at fair value:
Secured debt	77%		75%
Unsecured debt	7%		7%
Structured products and other	6%		7%
Preferred equity	1%		1%
Common equity/interests and warrants	9%		10%
Weighted average yields, at amortized cost, exclusive of investments on non-accrual status (1):
Secured debt portfolio	10.2%		10.2%
Unsecured debt portfolio	11.1%		11.1%
Total debt portfolio	10.3%		10.3%
Interest rate type, at fair value (2):
Fixed rate amount	$0.2	billion	$0.2	billion
Floating rate amount	$1.2	billion	$1.1	billion
Fixed rate, as percentage of total	14%		16%
Floating rate, as percentage of total	86%		84%
Interest rate type, at amortized cost (2):
Fixed rate amount	$0.2	billion	$0.2	billion
Floating rate amount	$1.1	billion	$1.0	billion
Fixed rate, as percentage of total	15%		17%
Floating rate, as percentage of total	85%		83%
____________________

(1)	An investor’s yield may be lower than the portfolio yield due to sales loads and other expenses.

(2)
The interest type information is calculated using the Company’s corporate debt portfolio and excludes aviation, oil and gas, structured credit, renewables, shipping , commodities and investments on non-accrual status.

Since the initial public offering of Apollo Investment in April 2004 and through June 30, 2017, invested capital totaled $17.3 billion in 409 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 100 different financial sponsors.
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
As of June 30, 2017, $2.11 billion or 87.4% of the Company’s investments were classified as Level 3. The high proportion of Level 3 investments relative to our total investments is directly related to our investment philosophy and target portfolio, which consists primarily of long-term secured debt, as well as unsecured and mezzanine positions of private middle-market companies. A fundamental difference exists between our investments and those of comparable publicly traded fixed income investments, namely high-yield bonds, and this difference affects the valuation of our private investments relative to comparable publicly traded instruments.
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

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides a valuation. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered in the valuation process of independent valuation firms. During the three months ended June 30, 2017, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.
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
Results of Operations
Operating results for the three months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,
(in millions)*	2017	2016
Investment income
Interest income	$60.0	$65.9
Dividend income	5.9	8.9
Other income	0.8	1.8
Total investment income	$66.7	$76.5
Expenses
Management and performance-based incentive fees, net of amounts waived	$15.0	$17.1
Interest and other debt expenses, net of reimbursements	14.2	16.8
Administrative services expense, net of reimbursements	1.6	1.5
Other general and administrative expenses	2.6	5.0
Net expenses	$33.4	$40.4
Net investment income	$33.3	$36.1
Net realized and change in unrealized gains (losses)
Net realized gains (losses)	$(233.8)	$8.5
Net change in unrealized gains (losses)	229.2	(86.7)
Net realized and change in unrealized losses	(4.5)	(78.2)
Net increase (decrease) in net assets resulting from operations	$28.8	$(42.1)

Net investment income on per average share basis	$0.15	$0.16
Earnings (loss) per share — basic	$0.13	$(0.19)
____________________

*	Totals may not foot due to rounding.

Total Investment Income
The decrease in total investment income for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was driven by the decrease in interest income of $5.9 million which was mostly due to a lower income-bearing investment portfolio and a decrease in overall yield for the total debt portfolio to 10.3% from 11.0%. In addition, there was a decrease in dividend income of $3.0 million due to the exits of Crowley Holdings, Inc., MCF CLO I, LLC, MCF CLO III, LLC and other dividend producing investments. In addition, there was a decrease in Other income of $1.0 million due to the reversal of prior period accrued management fees, lower bridge fees and structuring fees.
Net Expenses
The decrease in expenses for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was due to the decrease of $2.1 million in management and performance-based incentive fees (net of amounts waived) due to lower average gross assets and lower investment income. In addition, there was a decrease of $2.6 million in interest and other debt expenses due to the repayment of the Senior Secured Notes A in September 2016 and a reduction in the average debt outstanding and net leverage from $1.23 billion and 0.66x, respectively during the three months ended June 30, 2016 to $0.97 billion and 0.62x, respectively, during the three months ended June 30, 2017. The decrease of $2.4 million of other general and administrative expenses was due to $2.7 million of non-recurring expenses related to a strategic transaction that was considered but did not occur during the three months ended June 30, 2016 compared to the three months ended June 30, 2017 where there were no cost was incurred.
Net Realized Gains (Losses)
During the three months ended June 30, 2017, we recognized gross realized gains of $7.0 million and gross realized losses of $240.8 million, resulting in net realized loss of $233.8 million. Significant realized gains (losses) for the three months ended June 30, 2017 are summarized below:

(in millions)	Net Realized Gain (Loss)
Renew JV LLC	$4.0
Venoco, Inc.	(89.0)	*
Delta Career Education Corporation	(72.8)	*
AIC SPV Holdings I, LLC	(44.3)	* *
LVI Group Investments, LLC	(17.5)	* *
Magnetation, LLC	(10.4)	*
Clothesline Holdings, Inc.	(6.0)	*

* Venoco, Delta/Gryphon, Magnetation and Clothesline were written off during the quarter as no proceeds are expected to be realized. The realized losses on these investments were previously recorded as unrealized losses.
** AIC SPV Holdings I, LLC and LVI Group Investments, LLC were sold during the quarter. The realized losses on these investments were previously recorded as unrealized losses.

During the three months ended June 30, 2016, we recognized gross realized gains of $47.9 million and gross realized losses of $39.4 million, resulting in net realized gains of $8.5 million. Significant realized gains (losses) for the three months ended June 30, 2016 are summarized below:

(in millions)	Net Realized Gain (Loss)
Generation Brands Holdings, Inc.	$46.2
Osage Exploration & Development, Inc.	(19.2)
Aveta, Inc.	(11.9)
Energy & Exploration Partners, Inc.	(2.4)

Net Change in Unrealized Gains (Losses)
During the three months ended June 30, 2017, we recognized gross unrealized gains of $256.9 million and gross unrealized losses of $27.7 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $229.2 million. Significant changes in unrealized gains (losses) for the three months ended June 30, 2017 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Venoco, Inc.	$89.0
Delta Career Education Corporation	72.8
AIC SPV Holdings I, LLC	44.8
LVI Group Investments, LLC	17.5
Magnetation, LLC	10.4
Clothesline Holdings, Inc.	6.0
SHD Oil & Gas, LLC	(4.3)
Sprint Industrial Holdings, LLC	(2.1)

During the three months ended June 30, 2016, we recognized gross unrealized gains of $77.9 million and gross unrealized losses of $164.6 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $86.7 million. Significant changes in unrealized gains (losses) for the three months ended June 30, 2016 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Osage Exploration & Development, Inc.	$19.3
Aveta, Inc.	13.2
Radio One, Inc.	4.7
Deep Gulf Energy II, LLC	2.5
Jamestown CLO I Ltd.	2.5
Generation Brands Holdings, Inc.	(43.8)
Garden Fresh Restaurant Corp.	(29.9)
Delta Educational Systems, Inc.	(22.2)
Solarplicity Group Limited	(16.7)
AIC SPV Holdings I, LLC	(10.7)
LVI Group Investments, LLC	(7.3)
Venoco, Inc.	(6.1)
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	(5.4)
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
Debt
See Note 6 within the notes to financial statements for information on the Company’s debt.
The following table shows the contractual maturities of our debt obligations as of June 30, 2017:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$272.8	$—	$—	$272.8	$—
Senior Secured Notes (Series B)	16.0	—	16.0	—	—
2042 Notes	150.0	—	—	—	150.0
2043 Notes	150.0	—	—	—	150.0
2025 Notes	350.0	—	—	—	350.0
Total Debt Obligations	$938.8	$—	$16.0	$272.8	$650.0
____________________

(1)
As of June 30, 2017, aggregate lender commitments under the Senior Secured Facility totaled $1.14 billion and $852.4 million of unused capacity. As of June 30, 2017, there were $14.8 million of letters of credit issued under the Senior Secured Facility as shown in Commitments and Contingencies (See Note 8 within the notes to financial statements.)

Stockholders’ Equity
See Note 7 within the notes to financial statements for information on the Company’s public offerings and share repurchase plans.
Distributions
Distributions paid to stockholders during the three months ended June 30, 2017 and 2016 totaled $33.0 million ($0.15 per share) and $45.2 million ($0.20 per share), respectively. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. Although the tax character of distributions paid to stockholders through June 30, 2017 may include return of capital, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ended March 31, 2018. Tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the calendar year. Our quarterly distributions, if any, will be determined by our Board of Directors.
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
PIK Income
For the three months ended June 30, 2017, PIK income totaled $5.8 million on total investment income of $66.7 million. For the three months ended June 30, 2016, PIK income totaled $6.4 million on total investment income of $76.5 million. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders annually in the form of distributions, even though the Company has not yet collected the cash. See Note 5 within the notes to the financial statements for more information on the Company’s PIK income.
Related Party Transactions
See Note 3 within the notes to the financial statements for information on the Company’s related party transactions.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. During the three months ended June 30, 2017, many of the loans in our portfolio had floating interest rates. These loans are usually based on LIBOR and typically have durations of one to six months after which they reset to current market interest rates. The Company also has a Senior Secured Facility that is based on LIBOR rates.
The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of June 30, 2017, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income		Net Investment Income Per Share
Up 400 basis points	$30.9	million	$0.141
Up 300 basis points	$23.2	million	$0.106
Up 200 basis points	$15.4	million	$0.070
Up 100 basis points	$7.7	million	$0.035
Down 100 basis points	$(1.0	) million	$(0.005)
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2017 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Control Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the first fiscal quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On May 20, 2013, the Company was named as a defendant in a complaint by the bankruptcy trustee of DSI Renal Holdings and related companies (“DSI”). The complaint alleges, among other things, that the Company participated in a “fraudulent conveyance” involving a restructuring and subsequent sale of DSI in 2010 and 2011. The complaint seeks, jointly and severally from all defendants, (1) damages of approximately $425 million, of which the Company’s share would be approximately $41 million, and the return of 9,000 shares of common stock of DSI obtained by the Company in the restructuring and sale and (2) punitive damages. At this point in time, the Company is unable to assess whether it may have any liability in this action. On July 20, 2017, the United States Bankruptcy Court for the District of Delaware, where the action is pending, granted in part and denied in part the Company’s (and other defendants’) motion to dismiss the complaint. The Company has not made any determination that this action is or may be material to the Company and intends to vigorously defend itself.
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
On May 12, 2017, the Trustee of the Creditor Trust of Energy & Exploration Partners, Inc.-created under the Chapter 11 reorganization plan for Energy & Exploration Partners, Inc. and other affiliated entities (“ENXP”), approved by the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”) on April 26, 2016-commenced an adversary proceeding in the Bankruptcy Court naming the Company and three of the Company’s affiliates as defendants.  The complaint alleges (among other things) that certain payments ENXP made to the Company and its affiliates in connection with pre-paying certain notes that the Company and its affiliates owned were fraudulent transfers under state law and the bankruptcy code.  The complaint seeks a judgment (i) holding the Company and its affiliates “liable for that portion” of those payments “received by them,” (ii) disallowing certain proofs of claim that the Company and its affiliates submitted in the ENXP bankruptcy proceeding, and (iii) awarding the Trustee attorney’s fees, interest, and costs.  On July 25, 2017, the Company and its affiliates moved to dismiss the case.  The Trustee’s opposition to the motion to dismiss is due August 25, 2017, the Company and its affiliates’ reply is due September 12, 2017, and a hearing on the motion is scheduled for September 28, 2017.  At this point in time, the Company is unable to assess whether it may have any liability in this action.  The Company has not made any determination that this action is or may be material to the Company and intends to vigorously defend itself.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2017, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
The Company adopted the following plans, approved by the Board of Directors, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the 1934 Act (the “Repurchase Plans”):

Date of Adoption	Maximum Cost of Shares That May Be Repurchased		Cost of Shares Repurchased		Remaining Cost of Shares That May Be Repurchased
August 6, 2015	$50.0	million	$50.0	million	$—
December 14, 2015	50.0	million	50.0	million	—
September 14, 2016	50.0	million	0.4	million	49.6	million
Total as of June 30, 2017	$150.0	million	$100.4	million	$49.6	million
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
Under the Repurchase Plans described above, the Company allocated the following amounts to be repurchased in accordance with SEC Rule 10b5-1 (the “10b5-1 Repurchase Plans”):

Effective Date	Termination Date	Amount Allocated to 10b5-1 Repurchase Plans
September 15, 2015	November 5, 2015	$5.0	million
January 1, 2016	February 5, 2016	10.0	million
April 1, 2016	May 19, 2016	5.0	million
July 1, 2016	August 5, 2016	15.0	million
September 30, 2016	November 8, 2016	20.0	million
January 4, 2017	February 6, 2017	10.0	million
March 31, 2017	May 19, 2017	10.0	million
June 30, 2017	August 7, 2017	10.0	million

The following table presents information with respect to the Company’s purchases of its common stock since adoption of the Repurchase Plans through June 30, 2017:

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
(a)    Exhibits

3.1(a)	Articles of Amendment (1)
3.1(b)	Articles of Amendment and Restatement (2)
3.2	Fourth Amended and Restated Bylaws (3)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
_________________________

*	Filed herewith.

(1)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, as Form N-2, filed on June 20, 2005.

(2)	Incorporated by reference from the Registrant’s post-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on August 14, 2006.

(3)	Incorporated by reference from the Registrant’s Form 10-K, filed on May 19, 2015.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 4, 2017.

APOLLO INVESTMENT CORPORATION

By:	/s/ JAMES C. ZELTER
James C. Zelter
Chief Executive Officer

By:	/s/ GREGORY W. HUNT
Gregory W. Hunt
Chief Financial Officer and Treasurer

By:	/s/ AMIT JOSHI
Amit Joshi
Chief Accounting Officer and Assistant Treasurer