Form 10-Q
period 2017-09-30
APOLLO INVESTMENT CORP
filed 2017-11-03
CIK 1278752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at November 2, 2017
$0.001 par value	218,442,554

APOLLO INVESTMENT CORPORATION

PART I. FINANCIAL INFORMATION
In this report, the terms the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” and “our” refer to Apollo Investment Corporation unless the context specifically states otherwise.
Item 1. Financial Statements
APOLLO INVESTMENT CORPORATION STATEMENTS OF ASSETS AND LIABILITIES (In thousands, except share and per share data)

	September 30, 2017	March 31, 2017
	(Unaudited)
Assets
Investments and option contracts at fair value:
Non-controlled/non-affiliated investments (cost — $1,448,348 and $1,510,980, respectively)	$1,441,064	$1,402,409
Non-controlled/affiliated investments (cost — $246,083 and $417,471, respectively)	224,881	239,050
Controlled investments (cost — $701,852 and $676,972, respectively)	694,345	675,249
Option contracts (cost — $5,057 and $0, respectively)	4,020	—
Cash and cash equivalents	31,179	9,783
Foreign currencies (cost — $1,961 and $1,494, respectively)	1,966	1,497
Collateral on option contracts	6,070	—
Receivable for investments sold	8,129	40,226
Interest receivable	18,237	17,072
Dividends receivable	3,143	6,489
Deferred financing costs	15,791	17,632
Prepaid expenses and other assets	581	713
Total Assets	$2,449,406	$2,410,120

Liabilities
Debt	$864,906	$848,449
Option contracts at fair value (proceeds — $5,041 and $0, respectively)	5,877	—
Payable for investments purchased	40,878	13,970
Distributions payable	32,855	32,954
Management and performance-based incentive fees payable	18,370	16,306
Interest payable	7,280	7,319
Accrued administrative services expense	1,785	2,250
Other liabilities and accrued expenses	4,855	7,075
Total Liabilities	$976,806	$928,323
Commitments and contingencies (Note 10)
Net Assets	$1,472,600	$1,481,797

Net Assets
Common stock, $0.001 par value (400,000,000 shares authorized; 219,034,354 and 219,694,654 shares issued and outstanding, respectively)	$219	$220
Paid-in capital in excess of par	2,920,820	2,924,775
Accumulated underdistributed net investment income	89,802	88,134
Accumulated net realized loss	(1,514,999)	(1,277,625)
Net unrealized loss	(23,242)	(253,707)
Net Assets	$1,472,600	$1,481,797

Net Asset Value Per Share	$6.72	$6.74

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Investment Income
Non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind interest income)	$39,319	$41,728	$78,271	$88,779
Dividend income	—	1,069	—	2,173
Payment-in-kind interest income	2,118	678	4,174	1,971
Other income	2,647	349	3,777	2,047
Non-controlled/affiliated investments:
Interest income (excluding Payment-in-kind interest income)	1	247	115	461
Dividend income	981	4,656	2,068	7,703
Payment-in-kind interest income	2,501	122	4,938	169
Other income	—	—	(306)	70
Controlled investments:
Interest income (excluding Payment-in-kind interest income)	14,241	12,247	29,315	24,677
Dividend income	3,303	2,750	8,153	7,450
Payment-in-kind interest income	1,351	5,180	2,668	9,995
Total Investment Income	$66,462	$69,026	$133,173	$145,495
Expenses
Management fees	$12,290	$13,302	$24,415	$27,700
Performance-based incentive fees	8,037	1,943	15,949	10,393
Interest and other debt expenses	13,832	14,438	28,047	31,231
Administrative services expense	1,692	2,642	3,368	4,168
Other general and administrative expenses	1,620	2,550	4,176	7,589
Total expenses	37,471	34,875	75,955	81,081
Management and performance-based incentive fees waived	(5,081)	(5,302)	(10,091)	(11,019)
Expense reimbursements	(85)	(84)	(168)	(168)
Net Expenses	$32,305	$29,489	$65,696	$69,894
Net Investment Income	$34,157	$39,537	$67,477	$75,601
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$(7,309)	$17,348	$(97,148)	$(40,127)
Non-controlled/affiliated investments	—	(21,257)	(146,840)	44,574
Controlled investments	—	—	—	(191)
Option contracts	(5)	—	(5)	—
Foreign currency transactions	3,695	905	6,619	1,265
Net realized gains (losses)	(3,619)	(3,004)	(237,374)	5,521
Net change in unrealized losses:
Non-controlled/non-affiliated investments	10,049	46,305	101,287	65,026
Non-controlled/affiliated investments	1,489	(36,007)	157,219	(129,794)
Controlled investments	1,284	(10,284)	(5,784)	(34,583)
Option contracts	(1,873)	—	(1,873)	—
Foreign currency translations	(9,700)	4,567	(20,384)	17,257
Net change in unrealized losses	1,249	4,581	230,465	(82,094)
Net Realized and Change in Unrealized Gains (Losses)	$(2,370)	$1,577	$(6,909)	$(76,573)
Net Increase (Decrease) in Net Assets Resulting from Operations	$31,787	$41,114	$60,568	$(972)
Earnings (Loss) Per Share	$0.14	$0.18	$0.28	$0.00

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF CHANGES IN NET ASSETS (In thousands, except share data)

	Six Months Ended September 30, 2017	Year Ended March 31, 2017
	(Unaudited)
Operations
Net investment income	$67,477	$149,243
Net realized losses	(237,374)	(41,823)
Net change in unrealized losses	230,465	(89,050)
Net Increase in Net Assets Resulting from Operations	$60,568	$18,370

Distributions to Stockholders
Distribution of net investment income	$(65,809)	$(76,950)
Distribution of return of capital	—	(67,286)
Net Decrease in Net Assets Resulting from Distributions to Stockholders	$(65,809)	$(144,236)

Capital Share Transactions
Repurchase of common stock	(3,956)	(37,918)
Net Decrease in Net Assets Resulting from Capital Share Transactions	$(3,956)	$(37,918)

Net Assets
Net decrease in net assets during the period	$(9,197)	$(163,784)
Net assets at beginning of period	1,481,797	1,645,581
Net Assets at End of Period	$1,472,600	$1,481,797

Capital Share Activity
Shares repurchased during the period	(660,300)	(6,461,842)
Shares issued and outstanding at beginning of period	219,694,654	226,156,496
Shares Issued and Outstanding at End of Period	219,034,354	219,694,654

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Six Months Ended September 30,
	2017	2016
Operating Activities
Net increase (decrease) in net assets resulting from operations	$60,568	$(972)
Net realized (gains) losses	237,374	(5,521)
Net change in unrealized (gains) losses	(230,465)	82,094
Net amortization of premiums and accretion of discounts on investments	(3,563)	(2,620)
Accretion of discount on notes	297	298
Amortization of deferred financing costs	2,418	2,985
Increase from foreign currency transactions	6,619	1,265
Payment-in-kind interest and dividends capitalized	(10,501)	(21,147)
Changes in operating assets and liabilities:
Purchases of investments	(580,567)	(251,591)
Proceeds from sales and repayments of investments	618,789	627,113
Purchases of option contracts	(5,062)	—
Proceeds from option contracts	5,041	—
Decrease (increase) in interest receivable	(1,063)	14,540
Decrease in dividends receivable	3,346	2,517
Decrease in prepaid expenses and other assets	132	8,472
Increase (decrease) in management and performance-based incentive fees payable	2,064	(8,774)
Decrease in interest payable	(39)	(410)
Decrease in accrued administrative services expense	(465)	(603)
Increase (decrease) in other liabilities and accrued expenses	(2,220)	405
Net Cash Provided by Operating Activities	$102,703	$448,051
Financing Activities
Issuances of debt	$622,483	$506,747
Payments of debt	(627,219)	(788,487)
Financing costs paid and deferred	(170)	(485)
Repurchase of common stock	(3,956)	(24,343)
Distributions paid	(65,908)	(90,245)
Net Cash Used in Financing Activities	$(74,770)	$(396,813)

Cash, Cash Equivalents, Foreign Currencies and Collateral on Option Contracts
Net increase in cash, cash equivalents, foreign currencies and collateral on option contracts during the period	$27,933	$51,238
Effect of foreign exchange rate changes	2	(31)
Cash, cash equivalents, foreign currencies and collateral on option contracts at beginning of period	11,280	18,905
Cash, Cash Equivalents, Foreign Currencies and Collateral on Option Contracts at the End of Period	$39,215	$70,112

Supplemental Disclosure of Cash Flow Information
Cash interest paid	$25,326	$27,120

Non-Cash Activity
Payment-in-kind income	$11,780	$12,544

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2017
(In thousands, except share data)

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)		Cost	Fair Value (1)	ASC 820 Level (32)
Non-Controlled/Non-Affiliated Investments
Corporate Debt
Secured Debt
First Lien Secured Debt
First Lien Secured Debt (excluding Revolvers and Letters of Credit)
American Media, Inc. (16)	Advertising, Printing & Publishing	10.24% (1M L+900, 1.00% Floor)	8/24/20		$14,667	$14,324	$15,033	Level 3
Simplifi Holdings, Inc. (9)(16)	Advertising, Printing & Publishing	7.74% (1M L+650, 1.00% Floor)	9/28/22		12,200	11,835	11,834	Level 3
Total Advertising, Printing & Publishing— 1.8%(10)						$26,159	$26,867
Dodge Data & Analytics LLC	Business Services	10.13% (3M L+875, 1.00% Floor)	10/31/19		$50,478	$50,055	$49,090	Level 3
PSI Services, LLC (9)(16)	Business Services	6.24% (1M L+500, 1.00% Floor)	1/20/23		4,142	4,050	4,070	Level 3
RA Outdoors, LLC (9)(16)	Business Services	5.99% (1M L+475, 1.00% Floor)	9/11/24		8,800	8,625	8,624	Level 3
Total Business Services— 4.2%(10)						$62,730	$61,784
Maxus Capital Carbon SPE I, LLC	Chemicals, Plastics & Rubber	5.22% PIK	12/31/18		$59,305	$59,305	$49,544	Level 3
Total Chemicals, Plastics & Rubber— 3.4%(10)						$59,305	$49,544
KLO / 9357-5991 Quebec Inc	Consumer Goods – Durable	9.00% (1M L+775, 0.75% Floor)	4/7/22		$9,382	$9,276	$9,273	Level 3
KLO Acquisition LLC	Consumer Goods – Durable	9.00% (1M L+775, 0.75% Floor)	4/7/22		5,466	5,404	5,403	Level 3
Total Consumer Goods – Durable— 1.0%(10)						$14,680	$14,676
Westinghouse Electric Co LLC (9)	Energy – Electricity	7.50% (1M L+625, 1.25% Floor)	3/31/18		$40,000	$39,449	$40,000	Level 3
Total Energy – Electricity— 2.7%(10)						$39,449	$40,000
Bumble Bee Holdings, Inc.	Food & Grocery	9.32% (3M L+800, 1.00% Floor)	8/15/23		$15,585	$15,278	$15,273	Level 3
Connors Bros Clover Leaf Seafoods Company	Food & Grocery	9.32% (3M L+800, 1.00% Floor)	8/15/23		4,415	4,328	4,327	Level 3
Total Food & Grocery— 1.3%(10)						$19,606	$19,600
Altasciences / 9360-1367 Quebec Inc. (9)(16)(17)	Healthcare & Pharmaceuticals	7.62% (3M L+625, 1.00% Floor)	6/9/23	C$	2,430	$1,771	$1,900	Level 3
Altasciences / 9360-1367 Quebec Inc. (9)(16)(17)	Healthcare & Pharmaceuticals	7.58% (3M L+625, 1.00% Floor)	6/9/23		2,913	2,851	2,848	Level 3
Altasciences US Acquistion, Inc. (9)(16)	Healthcare & Pharmaceuticals	7.58% (3M L+625, 1.00% Floor)	6/9/23		5,261	5,149	5,143	Level 3
Altasciences US Acquistion, Inc., Unfunded Delayed Draw (8)(9)(16)(21)(23)(28)	Healthcare & Pharmaceuticals	0.50% Unfunded	6/9/23		2,851	(34)	(64)	Level 3
Aptevo Therapeutics Inc. (9)(16)(23)	Healthcare & Pharmaceuticals	8.84% (1M L+760)	2/1/21		8,571	8,664	8,508	Level 3
Aptevo Therapeutics Inc., Unfunded Delayed Draw (8)(9)(16)(21)(23)	Healthcare & Pharmaceuticals	0.00% Unfunded	2/1/21		6,429	(24)	(48)	Level 3
Invuity, Inc. (9)(16)	Healthcare & Pharmaceuticals	8.00% (1M L+650, 1.50% Floor)	3/1/22		10,000	9,914	9,808	Level 3
Oxford Immunotec, Inc. (9)(16)(17)	Healthcare & Pharmaceuticals	8.84% (1M L+760)	10/1/21		9,750	9,824	9,859	Level 3
PTC Therapeutics, Inc (9)(16)(17)	Healthcare & Pharmaceuticals	7.39% (1M L+615, 1.00% Floor)	5/1/21		12,667	12,610	12,667	Level 3
PTC Therapeutics, Inc, Unfunded Delayed Draw (9)(16)(17)(21)(23)	Healthcare & Pharmaceuticals	0.00% Unfunded	5/1/21		6,333	—	—	Level 3

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2017
(In thousands, except share data)

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)	ASC 820 Level (32)
RiteDose Holdings I, Inc. (9)(16)	Healthcare & Pharmaceuticals	7.82% (1M L + 650, 1.00% Floor)	9/13/23	15,000	14,516	14,513	Level 3
Teladoc, Inc. (16)(17)	Healthcare & Pharmaceuticals	8.49% (1M L + 725, 1.00% Floor)	7/14/22	20,000	19,805	20,400	Level 3
Total Healthcare & Pharmaceuticals— 5.8%(10)					$85,046	$85,534
ChyronHego Corporation (18)	High Tech Industries	7.43% (3M L+643, 1.00% Floor)	3/9/20	$35,743	$35,349	$34,670	Level 3
LabVantage Solutions Inc.	High Tech Industries	9.24% (1M L+800, 1.00% Floor)	12/29/20	14,063	13,763	13,922	Level 3
LabVantage Solutions Limited (16)(17)	High Tech Industries	9.00% (3M E+800, 1.00% Floor)	12/29/20	€12,883	13,558	15,077	Level 3
Nextech Systems, LLC (18)	High Tech Industries	8.40% (1M L+725, 1.00% Floor)	6/22/21	21,435	21,034	21,006	Level 3
Telestream Holdings Corporation (18)	High Tech Industries	7.61% (3M L +6.45%, 1.00% Floor)	3/24/22	36,933	36,595	36,194	Level 3
Total High Tech Industries— 8.2%(10)					$120,299	$120,869
GFRC Holdings LLC	Hotel, Gaming, Leisure, Restaurants	9.50% (1M L+800 Cash (L+800 PIK Toggle), 1.50% Floor)	2/1/22	$2,500	$2,500	$2,500	Level 3
Total Hotel, Gaming, Leisure, Restaurants— 0.2%(10)					$2,500	$2,500
Magnetation, LLC (14)	Metals & Mining	9.15% (3M L+800 Cash (PIK Toggle)	12/31/19	$1,898	$1,819	$654	Level 3
Total Metals & Mining—0.0%(10)					$1,819	$654
UniTek Global Services Inc. (16)	Telecommunications	9.84% (3M L+750 Cash plus 1.00% PIK, 1.00% Floor)	1/13/19	$1,941	$1,941	$1,941	Level 3
UniTek Global Services Inc. (16)	Telecommunications	9.84% (3M L+850, 1.00% Floor)	1/13/19	32,367	32,367	33,014	Level 3
Total Telecommunications— 2.4%(10)					$34,308	$34,955
Sunedison, Inc.	Utilities – Electric	8.74% (1M L+750, 1.00% Floor)	5/2/18	$13,698	$13,648	$13,758	Level 2
Total Utilities – Electric— 1.0%(10)					$13,648	$13,758
Total First Lien Secured Debt (excluding Revolvers and Letters of Credit)—32.0%(10)					$479,549	$470,741
Revolvers and Letters of Credit
American Media, Inc., Letter of Credit (16)(23)	Advertising, Printing & Publishing	L+900	8/24/20	$154	$—	$—	Level 3
American Media, Inc., Revolver (16)(23)	Advertising, Printing & Publishing	10.34% (3M L+900, 1.00% Floor)	8/24/20	1,244	1,245	1,275	Level 3
American Media, Inc., Revolver (16)(23)	Advertising, Printing & Publishing	12.25% (P+800)	8/24/20	237	237	243	Level 3
American Media, Inc., Unfunded Revolver (16)(21)(23)	Advertising, Printing & Publishing	0.50% Unfunded	8/24/20	143	(39)	0	Level 3
Simplifi Holdings, Inc., Unfunded Revolver (8)(9)(16)(21)(23)	Advertising, Printing & Publishing	0.50% Unfunded	9/28/22	2,400	(72)	(72)	Level 3
Total Advertising, Printing & Publishing— 0.1%(10)					$1,371	$1,446
Erickson Inc, Letter of Credit (8)(9)(16)(23)	Aerospace & Defense	7.50%	9/30/18	$103	$—	$(2)	Level 3
Erickson Inc, Letter of Credit (8)(9)(16)(23)	Aerospace & Defense	7.50%	12/10/18	37	—	(1)	Level 3
Erickson Inc, Letter of Credit (8)(9)(16)(23)	Aerospace & Defense	7.50%	4/1/18	277	—	(4)	Level 3
Erickson Inc, Letter of Credit (8)(9)(16)(23)	Aerospace & Defense	7.50%	10/31/17	73	—	(1)	Level 3

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2017
(In thousands, except share data)

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)	ASC 820 Level (32)
Erickson Inc, Letter of Credit (8)(9)(16)(23)	Aerospace & Defense	7.50%	11/28/17	670	—	(10)	Level 3
Erickson Inc, Letter of Credit (8)(9)(16)(23)	Aerospace & Defense	7.50%	6/25/18	3	—	—	Level 3
Erickson Inc, Letter of Credit (8)(9)(16)(23)	Aerospace & Defense	7.50%	12/31/17	180	—	(3)	Level 3
Erickson Inc, Revolver (9)(16)(23)	Aerospace & Defense	8.84% (3M L+750)	4/28/22	26,062	26,062	25,672	Level 3
Erickson Inc, Unfunded Revolver (8)(9)(16)(21)(23)	Aerospace & Defense	0.50% Unfunded	4/28/22	17,595	(514)	(264)	Level 3
Total Aerospace & Defense— 1.7%(10)					$25,548	$25,387
PSI Services, LLC, Revolver (9)(16)(23)	Business Services	6.24% (1M L+500, 1.00% Floor)	1/20/22	$278	$278	$273	Level 3
PSI Services, LLC, Unfunded Revolver (8)(9)(16)(21)(23)	Business Services	0.50% Unfunded	1/20/22	119	(9)	(1)	Level 3
PSI Services, LLC, Unfunded Revolver (9)(16)(21)(23)	Business Services	0.50% Unfunded	1/20/22	£47	—	—	Level 3
RA Outdoors, LLC, Unfunded Revolver (8)(9)(16)(21)(23)	Business Services	0.50% Unfunded	9/9/22	1,200	(24)	(24)	Level 3
Total Business Services— 0.0%(10)					$245	$248
Avantor Performance Materials Holdings, LLC, Letter of Credit (8)(16)(23)	Chemicals, Plastics & Rubber	4.00%	3/10/22	$122	$—	$(1)	Level 3
Avantor Performance Materials Holdings, LLC, Unfunded Revolver (8)(16)(21)(23)	Chemicals, Plastics & Rubber	0.50% Unfunded	3/10/22	4,878	(555)	(32)	Level 3
Total Chemicals, Plastics & Rubber— 0.0%(10)					$(555)	$(33)
TricorBraun Holdings, Inc., Revolver (23)	Containers, Packaging & Glass	6.50% (P+225)	11/30/21	$323	$323	$323	Level 3
TricorBraun Holdings, Inc., Unfunded Revolver (21)(23)	Containers, Packaging & Glass	0.50% Unfunded	11/30/21	5,303	(422)	—	Level 3
Total Containers, Packaging & Glass— 0.0%(10)					$(99)	$323
Purchasing Power, LLC, Revolver (9)(16)(23)	Diversified Investment Vehicles, Banking, Finance, Real Estate	9.24% (1M L + 800, 1.00% Floor)	7/10/19	$2,021	$2,021	$2,004	Level 3
Purchasing Power, LLC, Unfunded Revolver (8)(9)(16)(21)(23)	Diversified Investment Vehicles, Banking, Finance, Real Estate	1.50% Unfunded	7/10/19	6,329	(74)	(53)	Level 3
Ten-X, LLC, Unfunded Revolver (8)(21)(23)	Diversified Investment Vehicles, Banking, Finance, Real Estate	0.50% Unfunded	9/29/22	4,680	(421)	(421)	Level 3
Total Diversified Investment Vehicles, Banking, Finance, Real Estate— 0.1%(10)					$1,526	$1,530
Altasciences US Acquistion, Inc., Unfunded Revolver (8)(9)(16)(21)(23)(28)	Healthcare & Pharmaceuticals	0.25% Unfunded	6/9/23	$1,426	$(30)	$(32)	Level 3
Invuity, Inc., Revolver (9)(16)(23)	Healthcare & Pharmaceuticals	4.75% (1M L+325, 1.00% Floor)	3/1/22	1,024	1,024	1,018	Level 3
Invuity, Inc., Unfunded Revolver (8)(9)(16)(21)(23)	Healthcare & Pharmaceuticals	0.50% Unfunded	3/1/22	976	(9)	(5)	Level 3
Oxford Immunotec, Inc., Unfunded Revolver (9)(16)(17)(21)(23)	Healthcare & Pharmaceuticals	0.50% Unfunded	10/1/21	1,000	(4)	—	Level 3
RiteDose Holdings I, Inc., Unfunded Revolver (8)(9)(16)(21)(23)	Healthcare & Pharmaceuticals	0.50% Unfunded	9/13/22	2,000	(64)	(65)	Level 3
Teladoc, Inc., Unfunded Revolver (8)(16)(17)(21)(23)	Healthcare & Pharmaceuticals	0.50% Unfunded	7/14/20	1,667	(67)	(67)	Level 3

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2017
(In thousands, except share data)

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)	ASC 820 Level (32)
Wright Medical Group, Inc., Revolver (9)(16)(17)(23)	Healthcare & Pharmaceuticals	5.49% (1M L+425, 0.75% Floor)	12/23/21	18,333	18,333	18,333	Level 3
Wright Medical Group, Inc., Unfunded Revolver (9)(16)(17)(21)(23)	Healthcare & Pharmaceuticals	0.50% Unfunded	12/23/21	31,667	(423)	—	Level 3
Total Healthcare & Pharmaceuticals— 1.3%(10)					$18,760	$19,182
LabVantage Solutions Limited, Unfunded Revolver (8)(16)(17)(21)(23)	High Tech Industries	0.50% Unfunded	12/29/20	€3,435	$(77)	$(41)	Level 3
Tibco Software Inc., Unfunded Revolver (8)(21)(23)	High Tech Industries	0.50% Unfunded	12/5/19	$6,000	—	(840)	Level 3
Total High Tech Industries— -0.1%(10)					$(77)	$(881)
Alliant Holdings Intermediate, LLC, Letter of Credit (8)(16)(23)	Insurance	3.375%	5/4/17	$8	$—	$—	Level 3
Alliant Holdings Intermediate, LLC, Letter of Credit (8)(16)(23)	Insurance	3.375%	7/29/17	80	—	(3)	Level 3
Alliant Holdings Intermediate, LLC, Letter of Credit (8)(16)(23)	Insurance	3.375%	10/3/17	8	—	—	Level 3
Alliant Holdings Intermediate, LLC, Letter of Credit (8)(16)(23)	Insurance	3.375%	11/30/17	37	—	(1)	Level 3
Alliant Holdings Intermediate, LLC, Letter of Credit (8)(16)(23)	Insurance	3.375%	4/23/18	37	—	(1)	Level 3
Alliant Holdings Intermediate, LLC, Letter of Credit (8)(16)(23)	Insurance	3.375%	7/30/18	17	—	(1)	Level 3
Alliant Holdings Intermediate, LLC, Unfunded Revolver (8)(16)(21)(23)	Insurance	0.50% Unfunded	8/14/20	14,813	(981)	(509)	Level 3
Total Insurance— 0.0%(10)					$(981)	$(515)
SESAC Holdco II LLC, Unfunded Revolver (8)(16)(21)(23)	Media – Diversified & Production	0.50% Unfunded	2/23/22	$587	$(46)	$(44)	Level 3
Total Media – Diversified & Production— 0.0%(10)					$(46)	$(44)
UniTek Global Services Inc., Letter of Credit (16)(23)	Telecommunications	7.50%	1/13/19	$7,762	$—	$—	Level 3
UniTek Global Services Inc., Unfunded Revolver (16)(21)(23)	Telecommunications	0.50% Unfunded	1/13/19	5,000	—	—	Level 3
Total Telecommunications— 0.0%(10)					$—	$—
Total Revolvers and Letters of Credit—3.1%(10)					$45,692	$46,643
Total First Lien Secured Debt—35.1%(10)					$525,241	$517,384
Second Lien Secured Debt
A-L Parent LLC	Advertising, Printing & Publishing	8.49% (1M L+725, 1.00% Floor)	12/2/24	$10,048	$9,957	$10,098	Level 3
Total Advertising, Printing & Publishing— 0.7%(10)					$9,957	$10,098
PAE Holding Corporation	Aerospace & Defense	10.74% (1M L+950, 1.00% Floor)	10/20/23	$28,097	$27,363	$28,272	Level 2
Total Aerospace & Defense— 1.9%(10)					$27,363	$28,272
K&N Parent, Inc.	Automotive	9.99% (1M L+875, 1.00% Floor)	10/21/24	$27,000	$26,517	$26,730	Level 3
Total Automotive— 1.8%(10)					$26,517	$26,730
Access CIG, LLC	Business Services	9.98% (1M L+875, 1.00% Floor)	10/17/22	$50,970	$49,356	$50,608	Level 3
Almonde, Inc (17)	Business Services	8.57% (3M L+725, 1.00% Floor)	6/13/25	2,316	2,293	2,364	Level 2
Ambrosia Buyer Corp.	Business Services	9.27% (3M L + 800)	8/28/25	21,429	20,900	20,896	Level 3
Appriss Holdings, Inc.	Business Services	10.58% (3M L+925, 1.00% Floor)	5/21/21	23,309	23,104	23,309	Level 3

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2017
(In thousands, except share data)

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)	ASC 820 Level (32)
Aptean, Inc.	Business Services	10.84% (3M L+950, 1.00% Floor)	12/20/23	9,548	9,419	9,613	Level 2
CT Technologies Intermediate Hldgs, Inc (9)	Business Services	10.24% (1M L+900, 1.00% Floor)	12/1/22	31,253	30,387	30,315	Level 3
Electro Rent Corporation (9)	Business Services	10.27% (1M L+900, 1.00% Floor)	1/31/25	52,863	51,338	51,806	Level 3
Institutional Shareholder Services, Inc.	Business Services	9.74% (1M L+850, 1.00% Floor)	4/30/22	8,232	8,173	8,232	Level 3
Ministry Brands, LLC	Business Services	10.49% (1M L+925, 1.00% Floor)	6/2/23	10,000	9,868	9,859	Level 3
Poseidon Merger Sub, Inc.	Business Services	9.81% (3M L+850, 1.00% Floor)	8/15/23	18,000	17,602	18,000	Level 3
PSI Services, LLC (9)(16)	Business Services	10.24% (1M L+900, 1.00% Floor)	1/20/24	25,714	25,018	25,134	Level 3
RA Outdoors, LLC (9)(16)	Business Services	9.99% (1M L+875, 1.00% Floor)	9/11/25	34,200	33,351	33,345	Level 3
STG-Fairway Acquisitions, Inc.	Business Services	10.57% (3M L+925, 1.00% Floor)	6/30/23	15,000	14,730	13,499	Level 3
Velocity Technology Solutions, Inc.	Business Services	9.58% (3M L+825, 1.25% Floor)	9/28/20	16,500	16,347	16,583	Level 3
Total Business Services— 21.3%(10)					$311,886	$313,563
Avantor Performance Materials Holdings, LLC (16)	Chemicals, Plastics & Rubber	9.49% (1M L+825, 1.00% Floor)	3/10/25	$1,629	$1,614	$1,633	Level 3
Hare Bidco, Inc.	Chemicals, Plastics & Rubber	9.75% (3M L+875, 1.00% Floor)	8/1/24	€13,574	14,402	15,727	Level 3
Total Chemicals, Plastics & Rubber— 1.2%(10)					$16,016	$17,360
Hayward Industries, Inc.	Consumer Goods – Durable	9.48% (1M L+825)	8/4/25	$25,110	$24,618	$24,616	Level 3
Total Consumer Goods – Durable— 1.7%(10)					$24,618	$24,616
ABG Intermdiate Holdings 2, LLC	Consumer Goods – Non-durable	9.75% (1M L+775, 2.00% Floor)	9/29/25	$8,094	$8,033	$8,195	Level 2
Sequential Brands Group, Inc. (17)	Consumer Goods – Non-durable	10.24% (1M L+900)	7/1/22	17,336	17,163	17,096	Level 3
Total Consumer Goods – Non-durable— 1.7%(10)					$25,196	$25,291
Sprint Industrial Holdings, LLC (16)(30)	Containers, Packaging & Glass	13.50% PIK	11/14/19	$16,163	$15,775	$6,491	Level 3
Sprint Industrial Holdings, LLC (16)(31)	Containers, Packaging & Glass	13.50% PIK	11/14/19	1,688	1,688	1,688	Level 3
Total Containers, Packaging & Glass— 0.6%(10)					$17,463	$8,179
Armor Holding II LLC	Diversified Investment Vehicles, Banking, Finance, Real Estate	10.34% (3M L+900, 1.25% Floor)	12/26/20	$8,000	$7,930	$8,110	Level 3
Total Diversified Investment Vehicles, Banking, Finance, Real Estate— 0.6%					$7,930	$8,110
Grocery Outlet, Inc.	Food & Grocery	9.58% (3M L+825, 1.00% Floor)	10/21/22	$25,000	$24,761	$25,281	Level 2
Total Food & Grocery— 1.7%(10)					$24,761	$25,281
Avalign Technologies, Inc.	Healthcare & Pharmaceuticals	9.57% (6M L+825, 1.00% Floor)	9/2/24	$5,500	$5,446	$5,445	Level 3
BioClinica Holding I, LP	Healthcare & Pharmaceuticals	9.56% (3M L+825, 1.00% Floor)	10/21/24	24,612	24,175	24,174	Level 2
Elements Behavioral Health, Inc.	Healthcare & Pharmaceuticals	13.32% (3M L+1200 PIK, 1.00% Floor)	2/11/20	11,946	11,909	9,199	Level 3
Lanai Holdings III, Inc.	Healthcare & Pharmaceuticals	10.00% (6M L+850, 1.00% Floor)	8/28/23	17,391	16,954	16,957	Level 3
Total Healthcare & Pharmaceuticals— 3.8%(10)					$58,484	$55,775

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2017
(In thousands, except share data)

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)	ASC 820 Level (32)
DigiCert Holding, Inc.	High Tech Industries	9.33% (3M L+800, 1.00% Floor)	9/19/25	$20,196	$20,095	$20,405	Level 2
Smokey Merger Sub, Inc. (9)	High Tech Industries	9.75% (3M L+875, 1.00% Floor)	5/24/24	30,000	29,145	29,100	Level 3
Total High Tech Industries— 3.4%(10)					$49,240	$49,505
SMG	Hotel, Gaming, Leisure, Restaurants	9.49% (1M L+825, 1.00% Floor)	2/27/21	$19,649	$19,649	$19,600	Level 2
Total Hotel, Gaming, Leisure, Restaurants— 1.3%(10)					$19,649	$19,600
Confie Seguros Holding II Co.	Insurance	11.00% (1M L+975, 1.25% Floor)	5/8/19	$21,844	$21,791	$21,462	Level 2
Total Insurance— 1.5%(10)					$21,791	$21,462
ATS Consolidated, Inc.	Manufacturing, Capital Equipment	9.74% (1M L+850, 1.00% Floor)	5/30/25	$15,000	$14,710	$15,038	Level 3
MedPlast Holdings Inc.	Manufacturing, Capital Equipment	10.02% (3M L+875, 1.00% Floor)	6/6/23	8,000	7,816	7,800	Level 3
Power Products, LLC (9)	Manufacturing, Capital Equipment	10.31% (3M L+900, 1.00% Floor)	12/20/23	32,500	31,488	32,022	Level 3
Total Manufacturing, Capital Equipment— 3.7%(10)					$54,014	$54,860
SESAC Holdco II LLC (16)	Media – Diversified & Production	8.49% (1M L+725, 1.00% Floor)	2/24/25	$3,241	$3,211	$3,237	Level 3
Total Media – Diversified & Production— 0.2%(10)					$3,211	$3,237
Parfums Holding Company, Inc.	Retail	10.09% (3M L+875, 1.00% Floor)	6/30/25	$7,000	$6,791	$6,872	Level 2
Total Retail— 0.4%(10)					$6,791	$6,872
Securus Technologies Holdings, Inc.	Telecommunications	9.46% (1M L+825, 1.00% Floor)	6/20/25	$12,878	$12,749	$12,991	Level 2
Wave Holdco Merger Sub, Inc.	Telecommunications	10.49% (1M L+925, 1.00% Floor)	5/27/23	10,000	9,792	9,880	Level 3
Total Telecommunications— 1.5%(10)					$22,541	$22,871
Total Second Lien Secured Debt—49.0% (10)					$727,428	$721,682
Total Secured Debt—84.1%(10)					$1,252,669	$1,239,066
Unsecured Debt
U.S. Security Associates Holdings, Inc.	Business Services	11.00%	1/28/20	$80,000	$80,000	$80,000	Level 3
Total Business Services— 5.4%(10)					$80,000	$80,000
Sorenson Holdings, LLC (11)	Consumer Goods – Durable	13.85% Cash (13.85% PIK Toggle)	10/31/21	$52	$35	$46	Level 2
Total Consumer Goods – Durable— 0.0%(10)					$35	$46
UniTek Global Services Inc. (16)	Telecommunications	15.00% PIK	7/13/19	$9,203	$9,203	$9,387	Level 3
Total Telecommunications— 0.7%(10)					$9,203	$9,387
American Tire Distributors, Inc. (11)	Transportation – Cargo, Distribution	10.25%	3/1/22	$14,741	$14,803	$15,442	Level 2
Total Transportation – Cargo, Distribution— 1.1%(10)					$14,803	$15,442
Total Unsecured Debt—7.2%(10)					$104,041	$104,875
Total Corporate Debt—91.3%(10)					$1,356,710	$1,343,941
Structured Products and Other
Craft 2014-1A, Credit-Linked Note (11)(17)	Diversified Investment Vehicles, Banking, Finance, Real Estate	10.20% (3M L+965)	5/15/21	$33,877	$33,740	$33,058	Level 3
Craft 2015-2, Credit-Linked Note (11)(17)	Diversified Investment Vehicles, Banking, Finance, Real Estate	10.76% (3M L+925)	1/16/24	26,000	25,777	25,148	Level 3
Total Diversified Investment Vehicles, Banking, Finance, Real Estate— 4.0%(10)					$59,517	$58,206

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2017
(In thousands, except share data)

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)	ASC 820 Level (32)
Asset Repackaging Trust Six B.V. (11)(17)(19)	Utilities – Electric	13.12%	5/18/27	$58,411	$25,827	$32,148	Level 3
Total Utilities – Electric— 2.1%(10)					$25,827	$32,148
Total Structured Products and Other—6.1% (10)					$85,344	$90,354
Equity
Common Equity/Interests				Shares
Skyline Data, News and Analytics LLC, Class A Common Unit (13)	Business Services	N/A	N/A	4,500,000	$4,500	$4,500	Level 3
Total Business Services— 0.3%(10)					$4,500	$4,500
Sorenson Holdings, LLC, Membership Interests (13)	Consumer Goods – Durable	N/A	N/A	586	$—	$424	Level 3
Total Consumer Goods – Durable— 0.0%(10)					$—	$424
Accelerate Parent Corp., Common Stock (13)	Transportation – Cargo, Distribution	N/A	N/A	1,664,045	$1,714	$1,740	Level 3
Total Transportation – Cargo, Distribution— 0.2%(10)					$1,714	$1,740
Total Common Equity/Interests— 0.5% (10)					$6,214	$6,664
Warrants				Warrants
Sprint Industrial Holdings, LLC, Warrants (13)(29)	Containers, Packaging & Glass	N/A	N/A	7,341	$—	$—	Level 3
Total Containers, Packaging & Glass— 0.0%(10)					$—	$—
Invuity, Inc., Warrants (9)(13)	Healthcare & Pharmaceuticals	N/A	N/A	16,873	$80	$105	Level 3
Total Healthcare & Pharmaceuticals— 0.0%(10)					$80	$105
Total Warrants—0.0% (10)					$80	$105
Total Equity—0.5% (10)					$6,294	$6,769
Total Non-Controlled/Non-Affiliated Investments—97.9% (10)					$1,448,348	$1,441,064

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2017
(In thousands, except share data)

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)	ASC 820 Level (32)
Non-Controlled/Affiliated Investments (4)
Corporate Debt
Secured Debt
First Lien Secured Debt
Solarplicity Group Limited (3)(17)	Energy – Electricity	8.00% PIK (8.00% Cash Toggle)	11/30/22	£130,501	$151,662	$134,079	Level 3
Total Energy – Electricity— 9.1%(10)					$151,662	$134,079
Total First Lien Secured Debt—9.1% (10)					$151,662	$134,079
Total Secured Debt—9.1% (10)					$151,662	$134,079
Unsecured Debt
Solarplicity UK Holdings Limited (17)	Energy – Electricity	8.00% PIK (8.00% Cash Toggle)	2/24/22	£2,000	$2,499	$2,684	Level 3
Total Energy – Electricity— 0.2%(10)					$2,499	$2,684
Total Unsecured Debt—0.2% (10)					$2,499	$2,684
Total Corporate Debt—9.3% (10)					$154,161	$136,763
Structured Products and Other
Golden Bear 2016-R, LLC, Membership Interests (3)(17)	Diversified Investment Vehicles, Banking, Finance, Real Estate	N/A	9/20/42	N/A	$16,459	$14,905	Level 3
Ivy Hill Middle Market Credit Fund IX, Ltd., Subordinated Notes (3)(11)(17)(22)	Diversified Investment Vehicles, Banking, Finance, Real Estate	17.16%	10/18/25	$12,500	8,834	8,951	Level 3
Ivy Hill Middle Market Credit Fund X, Ltd., Subordinated Notes (3)(11)(17)(22)	Diversified Investment Vehicles, Banking, Finance, Real Estate	14.95%	7/26/27	14,000	10,667	10,058	Level 3
Total Diversified Investment Vehicles, Banking, Finance, Real Estate— 2.3%(10)					$35,960	$33,914
Total Structured Products and Other—2.3% (10)					$35,960	$33,914
Equity
Preferred Equity				Shares
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series B Preferred Stock (13)	Energy – Electricity	N/A	N/A	1,505,868	$8,343	$19,028	Level 3
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series D Preferred Stock (13)	Energy – Electricity	N/A	N/A	436,689	5,568	6,751	Level 3
Total Energy – Electricity— 1.8%(10)					$13,911	$25,779
Total Preferred Equity—1.8% (10)					$13,911	$25,779
Common Equity/Interests				Shares
AIC SPV Holdings II, LLC, Membership Interests (13)(15)(17)	Energy – Electricity	N/A	N/A	534,375	$534	$1,140	Level 3
AMP Solar Group, Inc., Class A Common Unit (13)(17)	Energy – Electricity	N/A	N/A	243,646	10,000	5,196	Level 3
Renew JV LLC, Membership Interests (13)(17)	Energy – Electricity	N/A	N/A	3,758,815	4,023	5,359	Level 3
Solarplicity Group Limited, Class B Common Shares (2)(3)(13)(17)(26)	Energy – Electricity	N/A	N/A	2,825	2,472	—	Level 3
Solarplicity UK Holdings Limited, Ordinary Shares (2)(13)(17)	Energy – Electricity	N/A	N/A	2,825	4	4,934	Level 3
Total Energy – Electricity— 1.1%(10)					$17,033	$16,629
Pelican Energy, LLC, Membership Interests (13)(17)	Energy – Oil & Gas	N/A	N/A	1,444	25,018	11,796	Level 3
Total Energy – Oil & Gas— 0.8%(10)					$25,018	$11,796
Total Common Equity/Interests—1.9% (10)					$42,051	$28,425
Total Equity—3.7% (10)					$55,962	$54,204
Total Non-Controlled/Affiliated Investments—15.3% (10)					$246,083	$224,881
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2017
(In thousands, except share data)

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)	ASC 820 Level (32)
Controlled Investments (5)
Corporate Debt
Secured Debt
First Lien Secured Debt
First Lien Secured Debt (excluding Revolvers and Letters of Credit)
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.) (16)(23)	Energy – Oil & Gas	8.00% Cash (10.00% PIK Toggle)	3/29/19	$15,000	$15,000	$15,000	Level 3
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Unfunded Delayed Draw (16)(21)(23)	Energy – Oil & Gas	0.00% Unfunded	3/29/19	5,000	—	—	Level 3
SHD Oil & Gas, LLC, Tranche A Note (16)	Energy – Oil & Gas	14.00% (8.00% Cash plus 6.00% PIK)	12/31/19	42,148	42,148	43,412	Level 3
SHD Oil & Gas, LLC, Tranche B Note (14)(16)	Energy – Oil & Gas	14.00% PIK	12/31/19	68,311	44,380	29,550	Level 3
SHD Oil & Gas, LLC, Tranche C Note (16)	Energy – Oil & Gas	12.00%	12/31/19	15,750	15,749	16,223	Level 3
SHD Oil & Gas, LLC, Unfunded Delayed Draw (16)(21)(23)	Energy – Oil & Gas	0.00% Unfunded	12/31/19	2,250	—	—	Level 3
Total Energy – Oil & Gas— 7.1%(10)					$117,277	$104,185
Total First Lien Secured Debt (excluding Revolvers and Letters of Credit)—7.1% (10)					$117,277	$104,185
Revolvers and Letters of Credit
Merx Aviation Finance Assets Ireland Limited, Letter of Credit (16)(23)	Aviation and Consumer Transport	2.25%	10/1/18	$3,600	$—	$—	Level 3
Merx Aviation Finance, LLC, Letter of Credit (16)(23)	Aviation and Consumer Transport	2.25%	7/13/17	177	—	—	Level 3
Merx Aviation Finance, LLC, Revolver (16)(23)	Aviation and Consumer Transport	12.00%	10/31/18	386,500	386,500	386,500	Level 3
Total Aviation and Consumer Transport— 26.2%(10)					$386,500	$386,500
Dynamic Product Tankers, LLC, Letter of Credit (17)(23)	Transportation – Cargo, Distribution	2.25%	9/20/17	$2,250	$—	$—	Level 3
Total Transportation – Cargo, Distribution— 0.0%(10)					$—	$—
Total Revolvers and Letters of Credit—26.2% (10)					$386,500	$386,500
Total First Lien Secured Debt—33.3% (10)					$503,777	$490,685
Second Lien Secured Debt
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.) (16)	Energy – Oil & Gas	10.00% PIK Toggle (8.00% Cash)	3/29/21	$29,028	$29,028	$29,028	Level 3
Total Energy – Oil & Gas— 2.0%(10)					$29,028	$29,028
Total Second Lien Secured Debt—2.0% (10)					$29,028	$29,028
Total Secured Debt—35.3% (10)					$532,805	$519,713
Total Corporate Debt—35.3% (10)					$532,805	$519,713
Equity
Common Equity/Interests				Shares
Merx Aviation Finance, LLC, Membership Interests	Aviation and Consumer Transport	N/A	N/A	—	$15,000	$42,664	Level 3
Total Aviation and Consumer Transport—2.8%(10)					$15,000	$42,664
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Common Stock (13)	Energy – Oil & Gas	N/A	N/A	5,000,000	$30,079	$17,715	Level 3

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2017
(In thousands, except share data)

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)	ASC 820 Level (32)
SHD Oil & Gas, LLC, Series A Units (13)	Energy – Oil & Gas	N/A	N/A	7,600,000	1,412	—	Level 3
Total Energy – Oil & Gas— 1.2%(10)					$31,491	$17,715
Dynamic Product Tankers, LLC, Class A Units (13)(17)(24)	Transportation – Cargo, Distribution	N/A	N/A	—	$48,106	$42,811	Level 3
MSEA Tankers LLC, Class A Units (17)(25)	Transportation – Cargo, Distribution	N/A	N/A	—	74,450	71,442	Level 3
Total Transportation – Cargo, Distribution— 7.8%(10)					$122,556	$114,253
Total Common Equity/Interests—11.8% (10)					$169,047	$174,632
Total Equity—11.8% (10)					$169,047	$174,632
Total Controlled Investments—47.1% (10)					$701,852	$694,345
Total Investments before Cash Equivalents and Option Contracts—160.3% (10)					$2,396,283	$2,360,290

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)	ASC 820 Level (32)
J.P. Morgan U.S. Government Money Market Fund (27)	N/A	N/A	N/A	—	$31,179	$31,179	Level 1
Total Cash Equivalents—2.1% (10)					$31,179	$31,179

Counterparty	Instrument	Exercise Price	Maturity Date	Number of Contracts	Notional Amount (33)	Cost (Proceeds)	Fair Value (1)	ASC 820 Level (32)
Option Contracts (Assets)
Purchased Put Options
CME Group	WTI Crude Oil Put Options	$45.00	10/31/17 - 03/29/19	1,980	$89,100	$5,057	$4,020	Level 1
Total Purchased Put Options—0.3% (10)						$5,057	$4,020	Level 1
Total Option Contracts (Assets) —0.3% (10)						$5,057	$4,020
Option Contracts (Liabilities)
Written Call Options
CME Group	WTI Crude Oil Call Options	$54.30	10/31/17 - 03/29/19	990	$(53,757)	$(2,570)	$(3,080)	Level 1
CME Group	WTI Crude Oil Call Options	55.00	10/31/17 - 03/29/19	990	(54,450)	(2,471)	(2,797)	Level 1
Total Written Call Options—(0.4)% (10)						$(5,041)	$(5,877)
Total Option Contracts (Liabilities)—(0.4)% (10)						$(5,041)	$(5,877)
Total Investments after Cash Equivalents and Option Contracts—162.3% (6)(7)(10)						$2,427,478	$2,389,612
_________________

(1)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (Note 2).

(2)	Solarplicity Group Limited and Solarplicity UK Holdings Limited are GBP denominated equity investments.

(3)
Denotes investments in which the Company owns greater than 25% of the equity, where the governing documents of each entity preclude the Company from exercising a controlling influence over the management or policies of such entity. The Company does not have the right to elect or appoint more than 25% of the directors or another party has the right to elect or appoint more directors than the Company and has the right to appoint certain members of senior management. Therefore, the Company has determined that these entities are not controlled affiliates. As of September 30, 2017, we had a 100%, 32%, 32% and 28% equity ownership interest in Golden Bear 2016-R, LLC; Ivy Hill Middle Market Credit Fund IX, Ltd.; Ivy Hill Middle Market Credit Fund X, Ltd. and Solarplicity Group Limited, respectively.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2017
(In thousands, except share data)

(4)
Denotes investments in which we are an “Affiliated Person,” as defined in the 1940 Act, due to holding the power to vote or owning 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of March 31, 2017 and September 30, 2017 along with transactions during the six months ended September 30, 2017 in these affiliated investments are as follows:

Name of Issue	Fair Value at March 31, 2017	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at September 30, 2017	Net Realized Gains (Losses)	Interest/Dividend/Other Income
AIC SPV Holdings I, LLC, Membership Interests	$24,285	$35	$(69,073)	$44,753	$—	$(44,327)	$115
AIC SPV Holdings II, LLC, Membership Interests	—	535	—	605	1,140	—	—
AMP Solar Group, Inc., Class A Common Unit	4,687	—	—	509	5,196	—	—
Golden Bear 2016-R, LLC, Membership Interests	17,066	—	—	(2,161)	14,905	—	—
Ivy Hill Middle Market Credit Fund IX, Ltd., Subordinated Notes	9,537	—	(325)	(261)	8,951	—	745
Ivy Hill Middle Market Credit Fund X, Ltd., Subordinated Notes	10,841	—	(410)	(373)	10,058	—	776
LVI Group Investments, LLC, Common Units	—	—	(17,506)	17,506	—	(17,505)	(306)
MCF CLO I, LLC, Membership Interests	—	—	—	—	—	—	120
MCF CLO III, LLC, Membership Interests,	—	—	—	—	—	—	427
Pelican Energy, LLC, First Lien Term Loan	15,417	—	(26,665)	11,248	—	—	—
Pelican Energy, LLC, Membership Interests	—	26,665	(2,744)	(12,125)	11,796	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series B Preferred Stock	19,383	—	—	(355)	19,028	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series D Preferred Stock	6,254	—	—	497	6,751	—	—
Renew JV LLC, Membership Interests	4,701	2,184	(123)	(1,403)	5,359	4,017	—
Solarplicity Group Limited, First Lien Term Loan	119,426	5,064	—	9,589	134,079	—	4,833
Solarplicity Group Limited, Class B Common Shares	—	—	—	—	—	—	—
Solarplicity UK Holdings Limited, Unsecured Debt	2,501	—	—	183	2,684	—	105
Solarplicity UK Holdings Limited, Ordinary Shares	4,952	—	—	(18)	4,934	—	—
Venoco, Inc., Unsecured Debt	—	—	(338)	338	—	(338)	—
Venoco, Inc., LLC Units	—	—	(40,517)	40,517	—	(40,517)	—
Venoco, Inc., Series A Warrants	—	—	(48,170)	48,170	—	(48,170)	—
	$239,050	$34,483	$(205,871)	$157,219	$224,881	$(146,840)	$6,815
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

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2017
(In thousands, except share data)

(5)
Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Fair value as of March 31, 2017 and September 30, 2017 along with transactions during the six months ended September 30, 2017 in these Controlled investments are as follows:

Name of Issue	Fair Value at March 31, 2017	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Losses	Fair Value at September 30, 2017	Net Realized Losses	Interest/Dividend/Other Income
Dynamic Product Tankers, LLC, Class A Units	$42,644	$—	$—	$167	$42,811	$—	$—
Dynamic Product Tankers, LLC, Letter of Credit	—	—	—	—	—	—	26
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), First Lien Term Loan	10,000	5,000	—	—	15,000	—	529
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Second Lien Term Loan	27,617	1,411	—	—	29,028	—	1,411
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Common Stock	18,862	—	—	(1,147)	17,715	—	—
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Unfunded Delayed Draw, 0.00% Unfunded, 3/29/19	—	—	—	—	—	—	—
Merx Aviation Finance Assets Ireland Limited, Letter of Credit	—	—	—	—	—	—	41
Merx Aviation Finance, LLC, Letter of Credit	—	—	—	—	—	—	2
Merx Aviation Finance, LLC, Membership Interests	48,811	—	(4,204)	(1,943)	42,664	—	5,850
Merx Aviation Finance, LLC, Revolver	374,084	115,400	(102,984)	—	386,500	—	26,087
MSEA Tankers LLC, Class A Units	72,797	—	—	(1,355)	71,442	—	2,303
SHD Oil & Gas, LLC, Series A Units	—	—	—	—	—	—	—
SHD Oil & Gas, LLC, Tranche A Note	40,891	1,257	—	1,264	43,412	—	2,933
SHD Oil & Gas, LLC, Tranche B Note	32,793	—	—	(3,243)	29,550	—	—
SHD Oil & Gas, LLC, Tranche C Note	6,750	9,000	—	473	16,223	—	954
SHD Oil & Gas, LLC, Unfunded Tranche C Note	—	—	—	—	—	—	—
	$675,249	$132,068	$(107,188)	$(5,784)	$694,345	$—	$40,136
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

As of September 30, 2017, the Company had a 85%, 48%, 100%, 98% and 38% equity ownership interest in Dynamic Product Tankers, LLC; Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.); Merx Aviation Finance, LLC; MSEA Tankers, LLC; and SHD Oil & Gas, LLC (f/k/a Spotted Hawk Development LLC), respectively.

(6)	Aggregate gross unrealized gain and loss for federal income tax purposes is $253,998 and $214,740, respectively. Net unrealized gain is $39,258 based on a tax cost of $2,350,353.

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
September 30, 2017
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

(17)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of September 30, 2017, non-qualifying assets represented approximately 20.86% of the total assets of the Company.

(18)	In addition to the interest earned based on the stated rate of this loan, the Company may be entitled to receive additional interest as a result of its arrangement with other lenders in a syndication.

(19)	This investment represents a leveraged subordinated interest in a trust that holds one foreign currency denominated bond and a derivative instrument.

(20)
Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread. The borrower has an option to choose the benchmark rate, such as the London Interbank Offered Rate (“LIBOR”), the Euro Interbank Offered Rate (“EURIBOR”), the federal funds rate or the prime rate. The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates (1M L, 3M L, or 6M L, respectively), and EURIBOR loans are typically indexed to 90-day EURIBOR rates (3M E), at the borrower’s option. LIBOR and EURIBOR loans may be subject to interest floors. As of September 30, 2017, rates for 1M L, 3M L, 6M L, 3M E, and prime are 1.23%, 1.33%, 1.51%, (0.38%), and 4.25%, respectively.

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

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2017
(In thousands, except share data)

(23)
As of September 30, 2017, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 10 to the financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Portfolio Company	Total Commitment	Drawn Commitment	Letters of Credit	Undrawn Commitment
Alliant Holdings Intermediate, LLC	$15,000	$—	$187	$14,813
Altasciences / 9360-1367 Quebec Inc.*	4,277	—	—	4,277
American Media, Inc.	1,778	1,481	154	143
Aptevo Therapeutics Inc.	15,000	8,571	—	6,429
Avantor Performance Materials Holdings, LLC	5,000	—	122	4,878
Dynamic Product Tankers, LLC	2,250	—	2,250	—
Erickson Inc	45,000	26,062	1,343	17,595
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	20,000	15,000	—	5,000
Invuity, Inc.	2,000	1,024	—	976
LabVantage Solutions Limited*	4,061	—	—	4,061
Merx Aviation Finance Assets Ireland Limited	3,600	—	3,600	—
Merx Aviation Finance, LLC	177	—	177	—
Oxford Immunotec, Inc.	1,000	—	—	1,000
PSI Services, LLC*	460	278	—	182
PTC Therapeutics, Inc	6,333	—	—	6,333
Purchasing Power, LLC	8,350	2,021	—	6,329
RA Outdoors, LLC	1,200	—	—	1,200
RiteDose Holdings I, Inc.	2,000	—	—	2,000
SESAC Holdco II LLC	587	—	—	587
SHD Oil & Gas, LLC	18,000	15,750	—	2,250
Simplifi Holdings, Inc.	2,400	—	—	2,400
Teladoc, Inc.	1,667	—	—	1,667
Ten-X, LLC	4,680	—	—	4,680
Tibco Software Inc.	6,000	—	—	6,000
TricorBraun Holdings, Inc.	5,626	323	—	5,303
UniTek Global Services Inc.	12,762	—	7,762	5,000
Wright Medical Group, Inc.	50,000	18,333	—	31,667
Total Commitments	$239,208	$88,843	$15,595	$134,770
* These investments are in a foreign currency and the total commitment has been converted to USD using the September 30, 2017 exchange rate.

(24)
As of September 30, 2017, Dynamic Product Tankers, LLC had various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-3 units which are identical except that Class A-1 unit is voting and Class A-3 unit is non-voting. The units entitle the Company to appoint three out of five managers to the board of managers.

(25)
As of September 30, 2017, MSEA Tankers, LLC had various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-2 units which are identical except that Class A-1 unit is voting and Class A-2 unit is non-voting. The units entitle the Company to appoint two out of three managers to the board of managers.

(26)	As of September 30, 2017, the Company holds two classes of shares in Solarplicity Group Limited. The Company holds 434 shares of Class A shares (non-voting) and 2,391 shares of Class B (voting).

(27)	This security is included in the Cash and Cash Equivalents on the Statements of Assets and Liabilities.

(28)
The unused line fees of 0.50% and 0.25%, respectively are collected for the Unfunded Delayed Draw and Unfunded Revolver from both Altasciences US Acquistion, Inc. and Altasciences / 9360-1367 Quebec Inc. as each borrower has access to the respective lending facilities.

(29)	The Company holds three classes of warrants in Sprint Industrial Holdings, LLC The Company holds 5,595 warrants of Class G, 507 warrants of Class H, and 1,239 warrants of Class I.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2017
(In thousands, except share data)

(30)
This investment represents the original debt investment made by the Company in Sprint Industrial Holdings, LLC which has been restructured and as a result accumulates PIK as a different investment (footnote 31), which has priority to this investment.

(31)
This investment represents a new debt investment resulting from the restructuring of the Company’s original debt investment in Sprint Industrial Holdings, LLC.  The investment is comprised of capitalized PIK and has priority to the original debt investment (footnote 30).

(32)	The Company follows the guidance in ASC 820, Fair Value Measurement (“ASC 820”) as described in Note 2 within the notes to the Financial Statements.

(33)	The notional value represents the number of contracts open multiplied by the exercise price as of September 30, 2017.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2017
(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of September 30, 2017
Business Services	19.5%
Aviation and Consumer Transport	18.2%
Energy – Electricity	9.3%
High Tech Industries	7.2%
Energy – Oil & Gas	6.9%
Healthcare & Pharmaceuticals	6.8%
Transportation – Cargo, Distribution	5.6%
Diversified Investment Vehicles, Banking, Finance, Real Estate	4.3%
Telecommunications	2.8%
Chemicals, Plastics & Rubber	2.8%
Manufacturing, Capital Equipment	2.3%
Aerospace & Defense	2.3%
Utilities – Electric	1.9%
Food & Grocery	1.9%
Consumer Goods – Durable	1.7%
Advertising, Printing & Publishing	1.6%
Automotive	1.1%
Consumer Goods – Non-durable	1.1%
Hotel, Gaming, Leisure, Restaurants	0.9%
Insurance	0.9%
Containers, Packaging & Glass	0.4%
Retail	0.3%
Media – Diversified & Production	0.1%
Metals & Mining	0.1%
Total Investments	100.0%

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2017
(In thousands, except share data)

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)		Cost	Fair Value (1)	ASC 820 Level (28)
Non-Controlled/Non-Affiliated Investments
Corporate Debt
Secured Debt
First Lien Secured Debt
First Lien Secured Debt (excluding Revolvers and Letters of Credit)
American Media, Inc. (16)	Advertising, Printing & Publishing	8.50% (1M L+750, 1.00% Floor)	8/24/20		$15,467	$15,048	$15,467	Level 3
Total Advertising, Printing & Publishing— 1.0% (10)						$15,048	$15,467
Dodge Data & Analytics LLC	Business Services	9.94% (3M L+875, 1.00% Floor)	10/31/19		$51,234	$50,647	$49,825	Level 3
My Alarm Center, LLC, Term Loan A (16)	Business Services	9.00% (1M L+800, 1.00% Floor)	1/9/19		28,035	28,035	28,035	Level 3
My Alarm Center, LLC, Term Loan B (16)(23)	Business Services	9.00% (1M L+800, 1.00% Floor)	1/9/19		8,320	8,320	8,320	Level 3
My Alarm Center, LLC, Unfunded Term Loan B (16)(21)(23)	Business Services	0.35% Unfunded	1/9/19		441	—	—	Level 3
My Alarm Center, LLC, Term Loan C (16)(23)	Business Services	9.00% (1M L+800, 1.00% Floor)	1/9/19		3,554	3,554	3,554	Level 3
My Alarm Center, LLC, Unfunded Term Loan C (16)(21)(23)	Business Services	0.35% Unfunded	1/9/19		557	—	—	Level 3
PSI Services, LLC (9)(16)	Business Services	6.00% (1M L+500, 1.00% Floor)	1/20/23		7,698	7,511	7,508	Level 3
SCM Insurance Services, Inc. (17)	Business Services	9.250%	8/22/19	C$	39,480	33,387	25,527	Level 3
Total Business Services— 8.3% (10)						$131,454	$122,769
Maxus Capital Carbon SPE I, LLC	Chemicals, Plastics & Rubber	5.22% PIK	12/31/18		$59,305	$59,305	$50,585	Level 3
Total Chemicals, Plastics & Rubber— 3.4% (10)						$59,305	$50,585
Westinghouse Electric Co LLC (9)(16)	Energy – Electricity	7.25% (1M L+625, 1.00% Floor)	3/31/18		$17,500	$17,064	$17,064	Level 3
Westinghouse Electric Co LLC (9)(21)	Energy – Electricity	0.50% Unfunded	3/31/18		22,500	—	—	Level 3
Total Energy – Electricity— 1.2% (10)						$17,064	$17,064
Aptevo Therapeutics Inc. (9)(16)(23)	Healthcare & Pharmaceuticals	8.38% (1M L+760)	2/1/21		$8,571	$8,605	$8,419	Level 3
Aptevo Therapeutics Inc., Unfunded Delayed Draw (9)(16)(21)(23)	Healthcare & Pharmaceuticals	0.00% Unfunded	2/1/21		6,429	(27)	114	Level 3
Invuity, Inc. (9)(16)	Healthcare & Pharmaceuticals	8.00% (1M L+650, 1.50% Floor)	3/1/22		6,667	6,558	6,539	Level 3
Invuity, Inc., Unfunded Delayed Draw (8)(9)(16)(21)(23)	Healthcare & Pharmaceuticals	0.00% Unfunded	3/1/22		3,333	(16)	(64)	Level 3
Novadaq Technologies Inc. (9)(16)(17)(23)	Healthcare & Pharmaceuticals	7.98% (1M L+720, 0.50% Floor)	1/1/22		3,333	3,324	3,325	Level 3
Novadaq Technologies Inc., Unfunded Delayed Draw (8)(9)(16)(17)(21)(23)	Healthcare & Pharmaceuticals	0.00% Unfunded	1/1/22		6,666	(32)	(18)	Level 3
Oxford Immunotec, Inc. (9)(16)(17)	Healthcare & Pharmaceuticals	8.38% (1M L+760)	10/1/21		9,750	9,752	9,756	Level 3
Total Healthcare & Pharmaceuticals— 1.9% (10)						$28,164	$28,071
ChyronHego Corporation (18)	High Tech Industries	7.43% (1M L+643, 1.00% Floor)	3/9/20		$36,208	$35,697	$35,484	Level 3

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2017
(In thousands, except share data)

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)	ASC 820 Level (28)
ECN Holding Company (Emergency Communications Network) (16)(18)	High Tech Industries	9.50% (2M L+850, 1.00% Floor)	6/12/21	22,190	21,944	22,040	Level 3
LabVantage Solutions Inc.	High Tech Industries	9.00% (3M L+800, 1.00% Floor)	12/29/20	14,438	14,085	14,293	Level 3
LabVantage Solutions Limited (16)(17)	High Tech Industries	9.00% (3M E+800, 1.00% Floor)	12/29/20	13,226	13,852	14,004	Level 3
Nextech Systems, LLC (18)	High Tech Industries	8.40% (3M L+725, 1.00% Floor)	6/22/21	21,716	21,256	21,282	Level 3
Saba Software, Inc. (18)	High Tech Industries	9.00% (1M L+800, 1.00% Floor)	3/30/21	9,825	9,825	9,825	Level 3
Telestream Holdings Corporation (18)	High Tech Industries	7.61% (3M L+645, 1.00% Floor)	1/15/20	37,119	36,745	36,376	Level 3
Total High Tech Industries— 10.3% (10)					$153,404	$153,304
GFRC Holdings LLC (f/k/a Garden Fresh Restaurant Group. Inc.)	Hotel, Gaming, Leisure, Restaurants	10.50% (1M L+900 Cash (L+900 PIK Toggle), 1.50% Floor)	2/1/22	$2,500	$2,500	$2,375	Level 3
Total Hotel, Gaming, Leisure, Restaurants— 0.2% (10)					$2,500	$2,375
Magnetation, LLC (14)(16)	Metals & Mining	12.00% PIK	12/31/19	$12,527	$10,378	$—	Level 3
Magnetation, LLC (14)(16)	Metals & Mining	9.15% (3M L+800 Cash (PIK Toggle))	12/31/19	2,081	2,050	705	Level 3
Total Metals & Mining— 0.0% (10)					$12,428	$705
UniTek Global Services Inc. (16)	Telecommunications	9.65% (3M L+750 Cash plus 1.00% PIK, 1.00% Floor)	1/13/19	$32,367	$32,366	$33,013	Level 3
UniTek Global Services Inc. (16)	Telecommunications	11.50% (P+750)	1/13/19	10,000	10,000	10,000	Level 3
UniTek Global Services Inc. (16)	Telecommunications	9.65% (3M L+750 Cash plus 1.00% PIK, 1.00% Floor)	1/13/19	1,709	1,709	1,709	Level 3
Total Telecommunications— 3.1% (10)					$44,075	$44,722
Total First Lien Secured Debt (excluding Revolvers and Letters of Credit)—29.4% (10)					$463,442	$435,062
Revolvers and Letters of Credit
American Media, Inc., Letter of Credit (16)(23)	Advertising, Printing & Publishing	7.500%	8/24/20	$154	$—	$—	Level 3
American Media, Inc., Revolver (16)(23)	Advertising, Printing & Publishing	8.56% (3M L+750, 1.00% Floor)	8/24/20	770	770	770	Level 3
American Media, Inc., Unfunded Revolver (16)(21)(23)	Advertising, Printing & Publishing	0.50% Unfunded	8/24/20	854	(45)	—	Level 3
Total Advertising, Printing & Publishing— 0.0% (10)					$725	$770
My Alarm Center, LLC, Revolver (16)(23)	Business Services	11.00% (P+700)	1/9/19	$5,083	$5,083	$5,083	Level 3
My Alarm Center, LLC, Unfunded Revolver (16)(21)(23)	Business Services	0.35% Unfunded	1/9/19	1,167	—	—	Level 3
PSI Services, LLC, Revolver (9)(16)(23)	Business Services	6.00% (3M L+500, 1.00% Floor)	1/20/22	198	198	194	Level 3
PSI Services, LLC, Unfunded Revolver (9)(16)(21)(23)	Business Services	0.50% Unfunded	1/20/22	£47	—	—	Level 3
PSI Services, LLC, Unfunded Revolver (9)(8)(16)(21)(23)	Business Services	0.50% Unfunded	1/20/22	198	(10)	(5)	Level 3
Total Business Services— 0.4% (10)					$5,271	$5,272

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2017
(In thousands, except share data)

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)	ASC 820 Level (28)
Avantor Performance Materials Holdings, LLC, Letter of Credit (16)(23)	Chemicals, Plastics & Rubber	4.000%	3/10/18	$72	$1	$—	Level 3
Avantor Performance Materials Holdings, LLC, Unfunded Revolver (8)(16)(21)(23)	Chemicals, Plastics & Rubber	0.50% Unfunded	3/10/22	4,928	(617)	(13)	Level 3
Total Chemicals, Plastics & Rubber— 0.0% (10)					$(616)	$(13)
TricorBraun Holdings, Inc., Revolver (16)(23)	Containers, Packaging & Glass	6.25% (P+225)	11/30/21	$960	$960	$960	Level 3
TricorBraun Holdings, Inc., Unfunded Revolver (16)(21)(23)	Containers, Packaging & Glass	0.50% Unfunded	11/30/21	4,665	(472)	—	Level 3
Total Containers, Packaging & Glass— 0.1% (10)					$488	$960
Endologix, Inc., Unfunded Revolver (8)(9)(17)(21)(23)	Healthcare & Pharmaceuticals	0.50% Unfunded	7/29/20	$5,000	$(21)	$(25)	Level 3
Invuity, Inc., Unfunded Revolver (8)(9)(16)(21)(23)	Healthcare & Pharmaceuticals	0.50% Unfunded	3/1/22	2,000	(9)	(10)	Level 3
Novadaq Technologies Inc., Unfunded Revolver (8)(9)(16)(17)(21)(23)	Healthcare & Pharmaceuticals	0.50% Unfunded	1/1/22	3,000	(14)	(14)	Level 3
Oxford Immunotec, Inc., Unfunded Revolver (8)(9)(16)(17)(21)(23)	Healthcare & Pharmaceuticals	0.50% Unfunded	10/1/21	1,000	(5)	(5)	Level 3
Wright Medical Group, Inc., Revolver (9)(16)(17)(23)	Healthcare & Pharmaceuticals	5.03% (1M L+425, 0.75% Floor)	12/23/21	10,000	10,000	9,900	Level 3
Wright Medical Group, Inc., Unfunded Revolver (8)(9)(16)(17)(21)(23)	Healthcare & Pharmaceuticals	0.50% Unfunded	12/23/21	40,000	(302)	(400)	Level 3
Total Healthcare & Pharmaceuticals— 0.6% (10)					$9,649	$9,446
LabVantage Solutions Limited, Unfunded Revolver (8)(16)(17)(21)(23)	High Tech Industries	0.50% Unfunded	12/29/20	€3,435	$(90)	$(37)	Level 3
Tibco Software Inc., Unfunded Revolver (8)(21)(23)	High Tech Industries	0.50% Unfunded	12/5/19	$6,000	(32)	(839)	Level 3
Total High Tech Industries— -0.1% (10)					$(122)	$(876)
Alliant Holdings Intermediate, LLC, Letter of Credit (8)(16)(23)	Insurance	3.375%	4/24/17	$37	$—	$(2)	Level 3
Alliant Holdings Intermediate, LLC, Letter of Credit (8)(16)(23)	Insurance	3.375%	5/4/17	8	—	—	Level 3
Alliant Holdings Intermediate, LLC, Letter of Credit (8)(16)(23)	Insurance	3.375%	6/30/17	17	—	(1)	Level 3
Alliant Holdings Intermediate, LLC, Letter of Credit (8)(16)(23)	Insurance	3.375%	7/29/17	80	—	(4)	Level 3
Alliant Holdings Intermediate, LLC, Letter of Credit (8)(16)(23)	Insurance	3.375%	10/3/17	8	—	—	Level 3
Alliant Holdings Intermediate, LLC, Letter of Credit (8)(16)(23)	Insurance	3.375%	11/30/17	38	—	(2)	Level 3
Alliant Holdings Intermediate, LLC, Unfunded Revolver (8)(16)(21)(23)	Insurance	0.50% Unfunded	8/14/20	14,812	(1,152)	(697)	Level 3
Total Insurance— 0.0% (10)					$(1,152)	$(706)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2017
(In thousands, except share data)

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)	ASC 820 Level (28)
SESAC Holdco II LLC, Unfunded Revolver (8)(16)(21)(23)	Media – Diversified & Production	0.50% Unfunded	2/23/22	$587	$(52)	$(44)	Level 3
Total Media – Diversified & Production— 0.0% (10)					$(52)	$(44)
UniTek Global Services Inc., Letter of Credit (16)(23)	Telecommunications	7.50%	1/13/19	$7,762	$—	$—	Level 3
UniTek Global Services Inc., Unfunded Revolver (16)(21)(23)	Telecommunications	0.50% Unfunded	1/13/19	5,000	—	—	Level 3
Total Telecommunications— 0.0% (10)					$—	$—
Total Revolvers and Letters of Credit— 1.0% (10)					$14,191	$14,809
Total First Lien Secured Debt—30.4% (10)					$477,633	$449,871
Second Lien Secured Debt
A-L Parent LLC	Advertising, Printing & Publishing	8.25% (1M L+725, 1.00% Floor)	12/2/24	$10,048	$9,951	$10,023	Level 2
Total Advertising, Printing & Publishing— 0.7% (10)					$9,951	$10,023
PAE Holding Corporation	Aerospace & Defense	10.50% (1M L+950, 1.00% Floor)	10/20/23	$22,026	$21,297	$22,246	Level 2
Total Aerospace & Defense— 1.5% (10)					21,297	22,246
K&N Parent, Inc.	Automotive	9.75% (3M L+875, 1.00% Floor)	10/21/24	$30,000	$29,425	$29,849	Level 3
Total Automotive— 2.0% (10)					$29,425	$29,849
SiTV, Inc. (11)	Broadcasting & Subscription	10.38%	7/1/19	$2,219	$2,219	$1,340	Level 2
Total Broadcasting & Subscription— 0.1% (10)					$2,219	$1,340
Access CIG, LLC (16)	Business Services	9.78% (3M L+875, 1.00% Floor)	10/17/22	$50,970	$49,054	$51,313	Level 3
Active Network, LLC	Business Services	10.50% (1M L+950, 1.00% Floor)	11/15/21	17,875	17,712	17,819	Level 2
Appriss Holdings, Inc.	Business Services	10.40% (3M L+925, 1.00% Floor)	5/21/21	23,309	23,057	23,309	Level 3
Aptean, Inc.	Business Services	10.50% (1M L+950, 1.00% Floor)	12/20/23	9,548	9,409	9,571	Level 2
Electro Rent Corporation (9)	Business Services	10.00% (1M L+900, 1.00% Floor)	1/31/25	18,333	17,795	17,967	Level 3
GCA Services Group, Inc.	Business Services	10.05% (3M L+900, 1.00% Floor)	3/1/24	16,250	16,022	16,189	Level 2
Institutional Shareholder Services, Inc.	Business Services	9.61% (3M L+850, 1.00% Floor)	4/30/22	8,232	8,162	8,314	Level 3
Ministry Brands, LLC (16)(23)	Business Services	10.25% (1M L+925, 1.00% Floor)	6/2/23	10,000	9,856	9,851	Level 3
Poseidon Merger Sub, Inc.	Business Services	9.56% (3M L+850, 1.00% Floor)	8/15/23	18,000	17,568	18,000	Level 3
PSI Services, LLC (9)(16)	Business Services	10.00% (1M L+900, 1.00% Floor)	1/20/24	25,714	24,964	24,950	Level 3
Sterling Holdings Ultimate Parent, Inc.	Business Services	9.40% (3M L+825, 1.00% Floor)	6/19/23	20,000	19,824	19,800	Level 3
STG-Fairway Acquisitions, Inc.	Business Services	10.30% (3M L+925, 1.00% Floor)	6/30/23	15,000	14,685	14,663	Level 3

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2017
(In thousands, except share data)

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)	ASC 820 Level (28)
Velocity Technology Solutions, Inc.	Business Services	9.50% (3M L+825, 1.25% Floor)	9/28/20	16,500	16,298	16,335	Level 3
Total Business Services— 16.7% (10)					$244,406	$248,081
Avantor Performance Materials Holdings, LLC (16)	Chemicals, Plastics & Rubber	9.25% (1M L+825, 1.00% Floor)	3/10/25	$737	$730	$742	Level 2
Avantor Performance Materials Holdings, LLC, Unfunded Delayed Draw (16)(21)(23)	Chemicals, Plastics & Rubber	0.00% Unfunded	3/10/25	892	(9)	—	Level 2
Hare Bidco, Inc.	Chemicals, Plastics & Rubber	9.75% (3M L+875, 1.00% Floor)	8/1/24	€13,574	14,381	14,228	Level 3
Total Chemicals, Plastics & Rubber— 1.0% (10)					$15,102	$14,970
Sequential Brands Group, Inc. (17)	Consumer Goods – Durable	9.83% (1M L+900)	7/1/22	$17,512	$17,319	$17,252	Level 3
Total Consumer Goods – Durable— 1.2% (10)					$17,319	$17,252
Sprint Industrial Holdings, LLC	Containers, Packaging & Glass	13.50% PIK	11/14/19	$16,707	$16,213	$9,297	Level 3
Total Containers, Packaging & Glass— 0.6% (10)					$16,213	$9,297
Armor Holding II LLC	Diversified Investment Vehicles, Banking, Finance, Real Estate	10.25% (3M L+900, 1.25% Floor)	12/26/20	$8,000	$7,906	$8,000	Level 2
Total Diversified Investment Vehicles, Banking, Finance, Real Estate— 0.5% (10)					$7,906	$8,000
Grocery Outlet, Inc.	Food & Grocery	9.40% (3M L+825, 1.00% Floor)	10/21/22	$25,000	$24,713	$25,094	Level 2
Total Food & Grocery— 1.7% (10)					$24,713	$25,094
BioClinica Holding I, LP	Healthcare & Pharmaceuticals	9.25% (1M L+825, 1.00% Floor)	10/21/24	$24,612	$24,144	$24,474	Level 2
Elements Behavioral Health, Inc.	Healthcare & Pharmaceuticals	13.04% (3M L+1200 PIK, 1.00% Floor)	2/11/20	11,192	11,141	9,289	Level 3
Lanai Holdings III, Inc.	Healthcare & Pharmaceuticals	9.50% (1M L+850, 1.00% Floor)	8/28/23	17,391	16,907	17,217	Level 2
PetVet Care Centers, LLC	Healthcare & Pharmaceuticals	9.65% (3M L+850, 1.00% Floor)	6/17/21	13,500	13,120	13,298	Level 3
Total Healthcare & Pharmaceuticals— 4.3% (10)					$65,312	$64,278
MSC Software Corp. (17)	High Tech Industries	8.50% (1M L+750, 1.00% Floor)	5/31/21	$13,448	$13,359	$13,464	Level 3
Total High Tech Industries— 0.9% (10)					$13,359	$13,464
SMG	Hotel, Gaming, Leisure, Restaurants	9.40% (3M L+825, 1.00% Floor)	2/27/21	$19,649	$19,649	$19,625	Level 3
Total Hotel, Gaming, Leisure, Restaurants— 1.3% (10)					$19,649	$19,625
Asurion Corporation	Insurance	8.50% (1M L+750, 1.00% Floor)	3/3/21	$39,590	$39,404	$40,167	Level 2
Confie Seguros Holding II Co.	Insurance	10.25% (1M L+900, 1.25% Floor)	5/8/19	22,344	22,276	22,260	Level 2
Total Insurance— 4.2% (10)					$61,680	$62,427
MedPlast Holdings Inc.	Manufacturing, Capital Equipment	9.78% (3M L+875, 1.00% Floor)	6/6/23	$8,000	$7,800	$7,800	Level 3
MW Industries, Inc.	Manufacturing, Capital Equipment	10.40% (3M L+925, 1.00% Floor)	12/28/20	20,000	19,569	20,100	Level 2
Power Products, LLC (9)	Manufacturing, Capital Equipment	10.34% (3M L+900, 1.00% Floor)	12/20/23	37,500	36,239	36,847	Level 3
Total Manufacturing, Capital Equipment— 4.4% (10)					$63,608	$64,747

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2017
(In thousands, except share data)

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)	ASC 820 Level (28)
SESAC Holdco II LLC (16)	Media – Diversified & Production	8.25% (3M L+725, 1.00% Floor)	2/24/25	$3,241	$3,209	$3,254	Level 2
Total Media – Diversified & Production— 0.2% (10)					$3,209	$3,254
Wave Holdco Merger Sub, Inc.	Telecommunications	10.25% (1M L+925, 1.00% Floor)	5/27/23	$10,000	$9,768	$9,874	Level 3
Total Telecommunications— 0.7% (10)					$9,768	$9,874
TMK Hawk Parent, Corp.	Transportation – Cargo, Distribution	8.50% (1M L+750, 1.00% Floor)	10/1/22	$34,000	$33,745	$33,830	Level 3
Total Transportation – Cargo, Distribution— 2.4% (10)					$33,745	$33,830
Total Second Lien Secured Debt—44.4% (10)					$658,881	$657,651
Total Secured Debt—74.8% (10)					$1,136,514	$1,107,522
Unsecured Debt
U.S. Security Associates Holdings, Inc.	Business Services	11.00%	7/28/18	$135,000	$135,000	$135,000	Level 3
Total Business Services— 9.1% (10)					$135,000	$135,000
Sorenson Holdings, LLC (11)	Consumer Goods – Durable	13.85% Cash (13.85% PIK Toggle)	10/31/21	$52	$35	$47	Level 2
Total Consumer Goods – Durable— 0.0% (10)					$35	$47
UniTek Global Services Inc. (16)	Telecommunications	15.00% PIK	7/13/19	$8,547	$8,547	$8,717	Level 3
Total Telecommunications— 0.6% (10)					$8,547	$8,717
American Tire Distributors, Inc. (11)	Transportation – Cargo, Distribution	10.25%	3/1/22	$14,741	$14,808	$15,119	Level 2
Total Transportation – Cargo, Distribution— 1.0% (10)					$14,808	$15,119
Total Unsecured Debt—10.7% (10)					$158,390	$158,883
Total Corporate Debt—85.5% (10)					$1,294,904	$1,266,405
Structured Products and Other
Craft 2013-1, Credit-Linked Note (11)(16)(17)	Diversified Investment Vehicles, Banking, Finance, Real Estate	10.31% (3M L+925)	4/17/22	$25,000	$25,013	$25,000	Level 3
Craft 2013-1, Credit-Linked Note (16)(17)	Diversified Investment Vehicles, Banking, Finance, Real Estate	9.98% (3M L+925)	4/17/22	7,625	7,694	7,625	Level 3
Craft 2014-1A, Credit-Linked Note (11)(17)	Diversified Investment Vehicles, Banking, Finance, Real Estate	10.89% (3M L+965)	5/15/21	42,500	42,376	41,820	Level 3
Craft 2015-2, Credit-Linked Note (11)(17)	Diversified Investment Vehicles, Banking, Finance, Real Estate	10.31% (3M L+925)	1/16/24	26,000	25,827	25,389	Level 3
Total Diversified Investment Vehicles, Banking, Finance, Real Estate— 6.7% (10)					$100,910	$99,834
Asset Repackaging Trust Six B.V. (11)(17)(19)	Utilities – Electric	13.11%	5/18/27	$58,411	$25,637	$29,615	Level 3
Total Utilities – Electric— 2.0% (10)					$25,637	$29,615
Total Structured Products and Other—8.7% (10)					$126,547	$129,449
Equity
Preferred Equity				Shares
Delta Career Education Corporation, Super Senior Preferred Stock A (13)	Education	N/A	N/A	7,812	$7,049	$—	Level 3
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2017
(In thousands, except share data)

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)	ASC 820 Level (28)
Delta Career Education Corporation, Super Senior Preferred Stock B (13)	Education	N/A	N/A	10,585	8,788	—	Level 3
Delta Career Education Corporation, Super Senior Preferred Stock C (13)	Education	N/A	N/A	23,769	20,665	—	Level 3
Gryphon Colleges Corp., Preferred Stock (13)(14)	Education	12.50% PIK	N/A	332,500	6,863	—	Level 3
Gryphon Colleges Corp., Preferred Stock (13)(14)	Education	13.50% PIK	N/A	12,360	27,685	—	Level 3
Total Education— 0.0% (10)					$71,050	$—
Sungevity Inc., Series D Preferred Stock (13)	Energy – Electricity	N/A	N/A	114,678,899	$4,409	$—	Level 3
Total Energy – Electricity— 0.0% (10)					$4,409	$—
Total Preferred Equity—0.0% (10)					$75,459	$—
Common Equity/Interests				Shares
Skyline Data, News and Analytics LLC, Class A Common Unit (13)	Business Services	N/A	N/A	4,500,000	$4,500	$4,500	Level 3
Total Business Services— 0.3% (10)					$4,500	$4,500
Sorenson Holdings, LLC, Membership Interests (13)	Consumer Goods – Durable	N/A	N/A	587	$—	$231	Level 3
Total Consumer Goods – Durable— 0.0% (10)					$—	$231
Gryphon Colleges Corp., Common Stock (13)	Education	N/A	N/A	17,500	$175	$—	Level 3
Total Education— 0.0% (10)					$175	$—
Clothesline Holdings, Inc., Common Stock (13)	Healthcare & Pharmaceuticals	N/A	N/A	6,000	$6,000	$—	Level 3
Total Healthcare & Pharmaceuticals— 0.0% (10)					$6,000	$—
GFRC Holdings LLC (f/k/a Garden Fresh Restaurant Group. Inc.), Membership Interests (13)	Hotel, Gaming, Leisure, Restaurants	N/A	N/A	2,500,000	$—	$—	Level 3
Total Hotel, Gaming, Leisure, Restaurants— 0.0% (10)					$—	$—
Accelerate Parent Corp., Common Stock (13)	Transportation – Cargo, Distribution	N/A	N/A	1,664,046	$1,714	$1,730	Level 3
Total Transportation – Cargo, Distribution— 0.1% (10)					$1,714	$1,730
Total Common Equity/Interests—0.4% (10)					$12,389	$6,461
Warrants				Warrants
Gryphon Colleges Corp., Class A-1 Preferred Stock Warrants (13)	Education	N/A	N/A	45,947	$460	$—	Level 3
Gryphon Colleges Corp., Class B-1 Preferred Stock Warrants (13)	Education	N/A	N/A	104,314	1,043	—	Level 3
Gryphon Colleges Corp., Common Stock Warrants (13)	Education	N/A	N/A	9,820	98	—	Level 3
Total Education— 0.0% (10)					$1,601	$—
Invuity, Inc., Warrants (9)	Healthcare & Pharmaceuticals	N/A	N/A	16,873	$80	$94	Level 3
Total Healthcare & Pharmaceuticals— 0.0% (10)					$80	$94
Total Warrants—0.0% (10)					$1,681	$94
Total Equity— 0.4% (10)					$89,529	$6,555
Total Non-Controlled/Non-Affiliated Investments—94.6% (10)					$1,510,980	$1,402,409

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2017
(In thousands, except share data)

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)	ASC 820 Level (28)
Non-Controlled/Affiliated Investments (4)
Corporate Debt
Secured Debt
First Lien Secured Debt
Solarplicity Group Limited (3)(17)	Energy – Electricity	8.00% PIK Toggle (8.00% Cash)	11/30/22	£125,468	$146,598	$119,426	Level 3
Total Energy – Electricity— 8.1% (10)					$146,598	$119,426
Pelican Energy, LLC (14)(17)	Energy – Oil & Gas	10.00% PIK Toggle (10.00% Cash)	12/31/18	$31,141	$26,665	$15,417	Level 3
Total Energy – Oil & Gas— 1.0% (10)					$26,665	$15,417
Total First Lien Secured Debt—9.1% (10)					$173,263	$134,843
Total Secured Debt—9.1% (10)					$173,263	$134,843
Unsecured Debt
Solarplicity UK Holdings Limited (17)	Energy – Electricity	8.00% PIK Toggle (8.00% Cash)	2/24/22	£2,000	$2,499	$2,501	Level 3
Total Energy – Electricity— 0.2% (10)					$2,499	$2,501
Venoco, Inc.	Energy – Oil & Gas	10.00% PIK	7/25/17	$338	$337	$—	Level 3
Total Energy – Oil & Gas— 0.0% (10)					$337	$—
Total Unsecured Debt—0.2% (10)					$2,836	$2,501
Total Corporate Debt—9.3% (10)					$176,099	$137,344
Structured Products and Other
Golden Bear 2016-R, LLC, Membership Interests (3)(17)(22)	Diversified Investment Vehicles, Banking, Finance, Real Estate	N/A	9/20/42	N/A	$16,459	$17,066	Level 3
Ivy Hill Middle Market Credit Fund IX, Ltd., Subordinated Notes (3)(11)(17)(22)	Diversified Investment Vehicles, Banking, Finance, Real Estate	13.34%	10/18/25	12,500	9,158	9,537	Level 3
Ivy Hill Middle Market Credit Fund X, Ltd., Subordinated Notes (3)(11)(17)(22)	Diversified Investment Vehicles, Banking, Finance, Real Estate	11.25%	7/18/27	14,000	11,078	10,841	Level 3
Total Diversified Investment Vehicles, Banking, Finance, Real Estate— 2.5%(10)					$36,695	$37,444
Total Structured Products and Other—2.5% (10)					$36,695	$37,444
Equity
Preferred Equity				Shares
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series B Preferred Stock (13)	Energy – Electricity	N/A	N/A	1,505,868	$8,343	$19,383	Level 3
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series D Preferred Stock (13)	Energy – Electricity	N/A	N/A	436,689	5,568	6,254	Level 3
Total Energy – Electricity— 1.7% (10)					$13,911	$25,637
Total Preferred Equity—1.7% (10)					$13,911	$25,637
Common Equity/Interests				Shares
AIC SPV Holdings I, LLC, Membership Interests (15)(17)(23)	Diversified Investment Vehicles, Banking, Finance, Real Estate	N/A	N/A	N/A	$69,040	$24,285	Level 3
Total Diversified Investment Vehicles, Banking, Finance, Real Estate— 1.6% (10)					$69,040	$24,285
AMP Solar Group, Inc., Class A Common Unit (13)(17)	Energy – Electricity	N/A	N/A	243,646	$10,000	$4,687	Level 3
Renew JV LLC, Membership Interests (13)(17)	Energy – Electricity	N/A	N/A	1,959,906	1,960	4,701	Level 3

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2017
(In thousands, except share data)

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)	ASC 820 Level (28)
Solarplicity Group Limited, Common Shares (2)(3)(13)(17)(26)	Energy – Electricity	N/A	N/A	2,825	2,472	—	Level 3
Solarplicity UK Holdings Limited, Ordinary Shares (2)(13)(17)	Energy – Electricity	N/A	N/A	2,825	3	4,952	Level 3
Total Energy – Electricity— 1.0% (10)					$14,435	$14,340
Pelican Energy, LLC, Membership Interests (13)(17)	Energy – Oil & Gas	N/A	N/A	1,228	$1,099	$—	Level 3
Venoco, Inc., LLC Units (13)	Energy – Oil & Gas	N/A	N/A	192,177	40,517	—	Level 3
Total Energy – Oil & Gas— 0.0% (10)					$41,616	$—
LVI Group Investments, LLC, Common Units (3)(13)	Environmental Industries	N/A	N/A	212,460	$17,505	$—	Level 3
Total Environmental Industries— 0.0% (10)					$17,505	$—
Total Common Equity/Interests—2.6% (10)					$142,596	$38,625
Warrants				Warrants
Venoco, Inc., Series A Warrants (13)	Energy – Oil & Gas	N/A	N/A	23,125	$48,170	$—	Level 3
Total Energy – Oil & Gas— 0.0% (10)					$48,170	$—
Total Warrants—0.0% (10)					$48,170	$—
Total Equity—4.3% (10)					$204,677	$64,262
Total Non-Controlled/Affiliated Investments—16.1% (10)					$417,471	$239,050

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)	ASC 820 Level (28)
Controlled Investments (5)
Corporate Debt
Secured Debt
First Lien Secured Debt
First Lien Secured Debt (excluding Revolvers and Letters of Credit)
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.) (16)(23)	Energy – Oil & Gas	8.00% Cash (10.00% PIK Toggle)	3/29/19	$10,000	$10,000	$10,000	Level 3
SHD Oil & Gas, LLC (f/k/a Spotted Hawk Development LLC), Tranche A Note (16)	Energy – Oil & Gas	14.00% (8.00% Cash plus 6.00% PIK)	12/31/19	40,891	40,891	40,891	Level 3
SHD Oil & Gas, LLC (f/k/a Spotted Hawk Development LLC), Tranche B Note (14)(16)	Energy – Oil & Gas	14.00% PIK	12/31/19	63,697	44,380	32,793	Level 3
SHD Oil & Gas, LLC (f/k/a Spotted Hawk Development LLC), Tranche C Note (16)(23)	Energy – Oil & Gas	12.00%	12/31/19	6,750	6,750	6,750	Level 3
SHD Oil & Gas, LLC (f/k/a Spotted Hawk Development LLC), Unfunded Tranche C Note (16)(21)(23)	Energy – Oil & Gas	0.00% Unfunded	12/31/19	11,250	—	—	Level 3
Total Energy – Oil & Gas— 6.1% (10)					$102,021	$90,434
Total First Lien Secured Debt (excluding Revolvers and Letters of Credit)—6.1% (10)					$102,021	$90,434
Revolvers and Letters of Credit
Merx Aviation Finance Assets Ireland Limited, Letter of Credit (16)(23)	Aviation and Consumer Transport	2.25%	7/31/17	$177	$—	$—	Level 3
Merx Aviation Finance Assets Ireland Limited, Letter of Credit (16)(23)	Aviation and Consumer Transport	2.25%	9/30/17	3,600	—	—	Level 3
Merx Aviation Finance, LLC, Revolver (16)(23)	Aviation and Consumer Transport	12.00%	10/31/18	374,084	374,084	374,084	Level 3
Merx Aviation Finance, LLC, Unfunded Revolver (16)(21)(23)	Aviation and Consumer Transport	0.00% Unfunded	10/31/18	125,916	—	—	Level 3
Total Aviation and Consumer Transport— 25.2% (10)					$374,084	$374,084

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2017
(In thousands, except share data)

Investment	Industry	Interest Rate (20)	Maturity Date	Par (12)	Cost	Fair Value (1)	ASC 820 Level (28)
Dynamic Product Tankers, LLC, Letter of Credit (17)(23)	Transportation – Cargo, Distribution	2.25%	9/20/17	2,250	$—	$—	Level 3
Total Transportation – Cargo, Distribution— 0.0% (10)					$—	$—
Total Revolvers and Letters of Credit—25.2% (10)					$374,084	$374,084
Total First Lien Secured Debt—31.3% (10)					$476,105	$464,518
Second Lien Secured Debt
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.) (16)	Energy – Oil & Gas	10.00% PIK Toggle (8.00% Cash)	3/29/21	$27,617	$27,617	$27,617	Level 3
Total Energy – Oil & Gas— 1.9%					$27,617	$27,617
Total Second Lien Secured Debt—1.9% (10)					$27,617	$27,617
Total Secured Debt—33.2% (10)					$503,722	$492,135
Total Corporate Debt—33.2% (10)					$503,722	$492,135
Equity
Common Equity/Interests				Shares
Merx Aviation Finance, LLC, Membership Interests	Aviation and Consumer Transport	N/A	N/A	N/A	$19,204	$48,811	Level 3
Total Aviation and Consumer Transport— 3.3% (10)					$19,204	$48,811
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Common Stock (13)	Energy – Oil & Gas	N/A	N/A	5,000	$30,078	$18,862	Level 3
SHD Oil & Gas, LLC (f/k/a Spotted Hawk Development LLC), Series A Units (13)	Energy – Oil & Gas	N/A	N/A	7,600	1,412	—	Level 3
Total Energy – Oil & Gas— 1.30% (10)					$31,490	$18,862
Dynamic Product Tankers, LLC, Class A Units (17)(24)	Transportation – Cargo, Distribution	N/A	N/A	N/A	$48,106	$42,644	Level 3
MSEA Tankers LLC, Class A Units (17)(25)	Transportation – Cargo, Distribution	N/A	N/A	N/A	74,450	72,797	Level 3
Total Transportation – Cargo, Distribution— 7.8% (10)					$122,556	$115,441
Total Common Equity/Interests—12.4% (10)					$173,250	$183,114
Total Equity—12.4% (10)					$173,250	$183,114
Total Controlled Investments—45.6% (10)					$676,972	$675,249

Total Investments before Cash Equivalents—156.3% (10)					$2,605,423	$2,316,708
J.P. Morgan U.S. Government Money Market Fund (27)	N/A	N/A	N/A	9,783	$9,783	$9,783	Level 1
Total Cash Equivalents—0.7% (10)					$9,783	$9,783
Total Investments after Cash Equivalents—157.0% (6)(7)(10)					$2,615,206	$2,326,491
____________________

(1)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (Note 2).

(2)	Solarplicity Group Limited and Solarplicity UK Holdings Limited are GBP denominated equity investments.

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

(26)	As of March 31, 2017, the Company holds two classes of shares in Solarplicity Group Limited. The Company holds 434 shares of Class A shares (non-voting) and 2,391 shares of Class B (voting).

(27)	This security is included in the Cash and Cash Equivalents on the Statements of Assets and Liabilities.

(28)	The Company follows the guidance in ASC 820, Fair Value Measurement (“ASC 820”) as described in Note 2 within the notes to the Financial Statements.

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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share and per share data)

Note 1. Organization
Apollo Investment Corporation (the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” or “our”), a Maryland corporation incorporated on February 2, 2004, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We commenced operations on April 8, 2004 receiving net proceeds of $870,000 from our initial public offering by selling 62 million shares of common stock at a price of $15.00 per share. Since then, and through September 30, 2017, we have raised approximately $2,210,067 in net proceeds from additional offerings of common stock and repurchased common stock for $104,312.
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
Under the 1940 Act, ASC 946, and the regulations pursuant to Article 6 of Regulation S-X, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit us. Consequently, as of September 30, 2017, the Company consolidated some special purposes entities. These special purposes entities only hold investments of the Company and have no other significant asset and liabilities. All significant intercompany transactions and balances have been eliminated in consolidation.
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
Cash and cash equivalents are carried at cost which approximates fair value. Cash equivalents held as of September 30, 2017 was $31,179. Cash equivalents held as of March 31, 2017 was $9,783.
Collateral on Option Contracts
Collateral on option contracts represents restricted cash held by our counterparty as collateral against our derivative instruments until such contracts mature or are settled upon per agreement of buyer and seller of the contract. In accordance with Accounting
Standards Update No. 2016-18, Statement of Cash Flows: Restricted Cash, the Statements of Cash Flows outline the changes in cash, including both restricted and unrestricted cash, cash equivalents and foreign currencies.

Investment Transactions
Investments are recognized when we assume an obligation to acquire a financial instrument and assume the risks for gains and losses related to that instrument. Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Specifically, we record all security transactions on a trade date basis. Amounts for investments recognized or derecognized but not yet settled are reported as a receivable for investments sold and a payable for investments purchased, respectively, in the Statements of Assets and Liabilities.
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

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides an independent assessment of value. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. During the six months ended September 30, 2017, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

Derivative Instruments
The Company recognizes all derivative instruments as assets or liabilities at fair value in its financial statements. Derivative contracts entered into by the Company are not designated as hedging instruments, and as result the Company presents changes in fair value and realized gains or losses through current period earnings.
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
Federal and State Income Taxes
We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through September 30, 2017 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ending March 31, 2018. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.
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
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the financial statements. As of September 30, 2017, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2014 remain subject to examination by the Internal Revenue Service.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

Recent Accounting Pronouncements
In May 2014, the FASB issued guidance to establish a comprehensive and converged standard on revenue recognition to enable financial statement users to better understand and consistently analyze an entity’s revenue across industries, transactions, and geographies. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As such, this new guidance could impact the timing of revenue recognition. The new guidance also requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The new guidance will apply to all entities. In August 2015, FASB issued its final standard formally amending the effective date of the new revenue recognition guidance. The amended guidance defers the effective date of the new guidance to interim reporting periods within annual reporting periods beginning after December 15, 2017. Public business entities are permitted to apply the new guidance early, but not before the original effective date (i.e., interim periods within annual periods beginning after December 15, 2016). The application of this guidance is not expected to have a material impact on our financial statements.

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
Incentive Fee on Cumulative Net Realized Gains
The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of our cumulative realized capital gains less cumulative realized capital losses, unrealized capital loss (unrealized loss on a gross investment-by-investment basis at the end of each calendar year) and all capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For accounting purposes only, we are required under GAAP to accrue a theoretical capital gains incentive fee based upon net realized capital gains and unrealized capital gain and loss on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no accrual for theoretical capital gains incentive fee for the three and six months ended September 30, 2017 and 2016. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (the “Advisers Act”) or the Investment Advisory Agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the Investment Advisory Agreement which specifically excludes consideration of unrealized capital gain.
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
For the three and six months ended September 30, 2017, the Company recognized $12,290 and $24,415, respectively, of management fees, and $8,037 and $15,949, respectively, of incentive fees before impact of waived fees. For the three and six months ended September 30, 2016, the Company recognized $13,302 and $27,700, respectively, of management fees, and $1,943 and $10,393, respectively, of incentive fees before impact of waived fees. For the three and six months ended September 30, 2017, management fees waived were $3,072 and $6,104, respectively, and incentive fees waived were $2,009 and $3,987, respectively. For the three and six months ended September 30, 2016, management fees waived were $3,327 and $6,926, respectively, and incentive fees waived were $1,975 and $4,093, respectively.
As of September 30, 2017 and March 31, 2017, management and performance-based incentive fees payable were $18,370 and $16,306, respectively.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

For the six months ended September 30, 2017 and 2016, the amount of incentive fees on PIK income for which payments have been deferred were $1,767 and $1,877, respectively. During the six months ended September 30, 2017 and 2016, the Company reversed $0 and $5,978, respectively, of the deferred incentive fee payable related to PIK income which was deemed to be no longer realizable. The cumulative deferred incentive fee on PIK income included in management and performance-based incentive fee payable line of the Statements of Assets and Liabilities as of September 30, 2017 and March 31, 2017 were $4,020 and $2,317, respectively.
Administration Agreement with AIA
The Company has also entered into an administration agreement with the Administrator (the “Administration Agreement”) under which AIA provides administrative services for the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator and requested to be reimbursed by the Administrator in performing its obligations under the Administration Agreement. The expenses include rent and the Company’s allocable portion of compensation and other related expenses for its Chief Financial Officer, Chief Compliance Officer, Chief Legal Officer, Chief Accounting Officer, and their respective staffs. For the three and six months ended September 30, 2017, the Company recognized administrative services expense under the Administration Agreement of $1,692 and $3,368, respectively. For the three and six months ended September 30, 2016, the Company recognized administrative services expense under the Administration Agreement of $2,642 and $4,168, respectively. There was no payable to AIA and its affiliates for expenses paid on our behalf as of September 30, 2017 and March 31, 2017.
Merx Aviation Finance, LLC
Merx Aviation Finance, LLC (“Merx”), a wholly-owned portfolio company of the Company, has also entered into an administration agreement with the Administrator (the “Merx Administration Agreement”) under which AIA provides administrative services to Merx. For the three and six months ended September 30, 2017, the Company recognized expense reimbursements of $62 and $125 respectively, under the Merx Administration Agreement. For the three and six months ended September 30, 2016, the Company recognized expense reimbursements of $62 and $125 respectively, under the Merx Administration Agreement.
The Company has also entered into an expense reimbursement agreement with Merx Aviation Finance Assets Ireland Limited, an affiliate of Merx, that will reimburse the Company for reasonable out-of-pocket expenses incurred, including any interest, fees or other amounts incurred by the Company in connection with letters of credit issued on its behalf. For the three and six months ended September 30, 2017, the Company recognized expenses that were reimbursed under the expense reimbursement agreement of $22 and $43, respectively. For the three and six months ended September 30, 2016, the Company recognized expenses that were reimbursed under the expense reimbursement agreement of $22 and $43, respectively.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

Note 4. Earnings Per Share
The following table sets forth the computation of earnings (loss) per share (“EPS”), pursuant to ASC 260-10, for the three and six months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Earnings (Loss) Per Share
Net increase (decrease) in net assets resulting from operations	$31,787	$41,114	$60,568	$(972)
Weighted average shares outstanding	219,519,803	223,835,344	219,606,751	224,882,304
Earnings (loss) per share	$0.14	$0.18	$0.28	$0.00
Note 5. Investments
Fair Value Measurement and Disclosures
The following table shows the composition of our investment and derivative portfolio as of September 30, 2017, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$1,180,680	$1,142,148	$—	$13,758	$1,128,390
Second Lien Secured Debt	756,456	750,710	—	179,229	571,481
Unsecured Debt	106,540	107,559	—	15,488	92,071
Structured Products and Other	121,304	124,268	—	—	124,268
Preferred Equity	13,911	25,779	—	—	25,779
Common Equity/Interests	217,312	209,721	—	—	209,721
Warrants	80	105	—	—	105
Total Investments before Option Contracts and Cash Equivalents	$2,396,283	$2,360,290	$—	$208,475	$2,151,815
Purchased Put Options	$5,057	$4,020	$4,020	$—	$—
Written Call Options	(5,041)	(5,877)	(5,877)	—	—
Total Option Contracts	$16	$(1,857)	$(1,857)	$—	$—
Money Market Fund	$31,179	$31,179	$31,179	$—	$—
Total Cash Equivalents	$31,179	$31,179	$31,179	$—	$—
Total Investments after Option Contracts and Cash Equivalents	$2,427,478	$2,389,612	$29,322	$208,475	$2,151,815

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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

The following table shows changes in the fair value of our Level 3 investments during the three months ended September 30, 2017:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of June 30, 2017	$1,125,840	$460,880	$146,642	$135,864	$25,755	$217,689	$82	$2,112,752
Net realized gains (losses)	(3,094)	48	—	—	(4,409)	(1)	—	(7,456)
Net change in unrealized gains (losses)	14,461	(540)	92	(2,731)	4,433	(2,250)	23	13,488
Net amortization on investments	951	468	—	97	—	—	—	1,516
Purchases, including capitalized PIK (3)	116,792	119,469	337	—	—	1,238	—	237,836
Sales (3)	(126,560)	(36,862)	(55,000)	(8,962)	—	(6,955)	—	(234,339)
Transfers out of Level 3 (1)	—	—	—	—	—	—	—	—
Transfers into Level 3 (1)	—	28,018	—	—	—	—	—	28,018
Fair value as of September 30, 2017	$1,128,390	$571,481	$92,071	$124,268	$25,779	$209,721	$105	$2,151,815

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2017	$8,275	$(204)	$92	$(2,731)	$25	$(2,250)	$23	$3,230
The following table shows changes in the fair value of our Level 3 investments during the six months ended September 30, 2017:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of March 31, 2017	$1,049,232	$446,772	$146,218	$166,893	$25,637	$228,200	$94	$2,063,046
Net realized gains (losses)	(13,429)	48	(338)	—	(98,134)	(81,834)	(49,771)	(243,458)
Net change in unrealized gains (losses)	39,126	(4,013)	533	(687)	98,276	69,771	49,782	252,788
Net amortization on investments	1,755	1,144	—	189	—	35	—	3,123
Purchases, including capitalized PIK (3)	350,046	195,217	658	—	—	29,384	—	575,305
Sales (3)	(298,340)	(88,122)	(55,000)	(42,127)	—	(35,835)	—	(519,424)
Transfers out of Level 3 (1)	—	(19,600)	—	—	—	—	—	(19,600)
Transfers into Level 3 (1)	—	40,035	—	—	—	—	—	40,035
Fair value as of September 30, 2017	$1,128,390	$571,481	$92,071	$124,268	$25,779	$209,721	$105	$2,151,815

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2017	$9,921	$(3,677)	$196	$(770)	$143	$(16,507)	$12	$(10,682)
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

(2)	Includes unfunded commitments measured at fair value of $(2,610).

(3)	Includes reorganizations and restructuring of investments.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

The following table shows changes in the fair value of our Level 3 investments during the three months ended September 30, 2016:

	First Lien Secured Debt (2)	Second Lien Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of June 30, 2016	$1,038,255	$458,719	$216,190	$305,400	$67,538	$299,274	$—	$2,385,376
Net realized gains (losses)	4	—	—	—	—	—	—	4
Net change in unrealized gains (losses)	605	29,868	(688)	23,014	172	(16,726)	(45,759)	(9,514)
Net amortization on investments	562	264	90	90	—	40	—	1,046
Purchases, including capitalized PIK (3)	71,025	28,112	630	16,301	199	40,631	48,171	205,069
Sales (3)	(56,687)	(160,842)	—	(48,239)	(307)	(6,750)	—	(272,825)
Transfers out of Level 3 (1)	—	(36,857)	—	—	—	—	—	(36,857)
Transfers into Level 3 (1)	—	19,476	—	—	—	—	—	19,476
Fair value as of September 30, 2016	$1,053,764	$338,740	$216,222	$296,566	$67,602	$316,469	$2,412	$2,291,775

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2016	$(6,893)	$(2,167)	$(688)	$24,653	$172	$(37,878)	$(45,759)	$(68,560)

The following table shows changes in the fair value of our Level 3 investments during the six months ended September 30, 2016:

	First Lien Secured Debt (2)	Second Lien Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of March 31, 2016	$1,089,156	$491,488	$227,222	$319,530	$68,562	$356,940	$—	$2,552,898
Net realized gains (losses)	(33,446)	—	—	(1,523)	—	47,285	(2,374)	9,942
Net change in unrealized gains (losses)	12,878	15,381	(4,673)	30,334	(40)	(130,453)	(43,385)	(119,958)
Net amortization on investments	1,363	568	178	176	—	57	—	2,342
Purchases, including capitalized PIK (3)	129,554	37,702	909	27,571	403	112,162	48,171	356,472
Sales (3)	(145,741)	(225,875)	(7,460)	(79,522)	(1,323)	(69,522)	—	(529,443)
Transfers out of Level 3 (1)	—	—	—	—	—	—	—	—
Transfers into Level 3 (1)	—	19,476	46	—	—	—	—	19,522
Fair value as of September 30, 2016	$1,053,764	$338,740	$216,222	$296,566	$67,602	$316,469	$2,412	$2,291,775

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2016	$(30,186)	$(41,024)	$(4,677)	$28,272	$(40)	$(85,429)	$(45,759)	$(178,843)
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
The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of September 30, 2017 and March 31, 2017. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

The unobservable inputs used in the fair value measurement of our Level 3 investments as of September 30, 2017 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Secured Debt	$19,417	Broker Quoted	Broker Quote	N/A	N/A	N/A
	520,579	Discounted Cash Flow	Discount Rate	2.3%	14.4%	10.7%
	34,388	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	104,185	Recovery Analysis	Commodity Price	$51.00	$63.50	$60.82
	49,544	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
		Market Comparable Technique	Comparable Multiple	4.5x	4.5x	4.5x
	654	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
		Yield Analysis	Discount Rate	22.5%	22.5%	22.5%
	399,623	Yield Analysis	Discount Rate	4.9%	13.8%	10.3%
Second Lien Secured Debt	103,535	Broker Quoted	Broker Quote	N/A	N/A	N/A
	8,179	Market Comparable Technique	Comparable Multiple	7.8x	7.8x	7.8x
	33,345	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	29,028	Recovery Analysis	Commodity Price	$53.00	$63.50	$61.01
	397,394	Yield Analysis	Discount Rate	10.0%	26.3%	12.1%
Unsecured Debt	2,683	Discounted Cash Flow	Discount Rate	26.0%	26.0%	26.0%
	89,387	Yield Analysis	Discount Rate	11.4%	16.7%	12.0%
Structured Products and Other	124,269	Discounted Cash Flow	Discount Rate	8.9%	15.0%	10.8%
Preferred Equity	25,780	Option Pricing Model	Expected Volatility	41.0%	41.0%	41.0%
Common Equity/Interests	424	Broker Quoted	Broker Quote	N/A	N/A	N/A
	173,546	Discounted Cash Flow	Discount Rate	6.9%	26.0%	13.1%
	6,240	Market Comparable Technique	Comparable Multiple	7.8x	10.8x	8.8x
	29,510	Recovery Analysis	Commodity Price	$51.00	$63.50	$60.65
Warrants	105	Option Pricing Model	Expected Volatility	60.0%	60.0%	60.0%
Total Level 3 Investments	$2,151,815
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
Investment Transactions
For the three and six months ended September 30, 2017, purchases of investments on a trade date basis were $265,439 and $607,475, respectively. For the three and six months ended September 30, 2016, purchases of investments on a trade date basis were $127,629 and $250,347, respectively.
For the three and six months ended September 30, 2017, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $339,799 and $591,746, respectively. For the three and six months ended September 30, 2016, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $215,054 and $554,471, respectively.
PIK Income
The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the three and six months ended September 30, 2017, PIK income earned was $5,970 and $11,780, respectively. During the three and six months ended September 30, 2016, PIK income earned was $6,180 and $12,544, respectively.
The following table shows the change in capitalized PIK balance for the three and six months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
PIK balance at beginning of period	$19,970	$75,708	$53,262	$73,409
PIK income capitalized	7,726	17,594	10,501	21,147
Adjustments due to investments exited or written off	—	—	(35,697)	—
PIK income received in cash	—	(29)	(370)	(1,283)
PIK balance at end of period	$27,696	$93,273	$27,696	$93,273

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

Dividend Income
The Company holds structured products and other investments. The CLO equity investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The Company records as dividend income the accretable yield from its beneficial interests in structured products such as CLOs based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. During the three and six months ended September 30, 2017, dividend income from structured products was $981 and $2,068, respectively. During the three and six months ended September 30, 2016, dividend income from structured products was $3,038 and $5,699, respectively.
Investments on Non-Accrual Status
As of September 30, 2017, 1.9% of total investments at amortized cost, or 1.3% of total investments at fair value, were on non-accrual status. As of March 31, 2017, 7.0% of total investments at amortized cost, or 3.0% of total investments at fair value, were on non-accrual status.
Unconsolidated Significant Subsidiaries
The following unconsolidated subsidiary is considered a significant subsidiary under SEC Regulation S-X Rule 10-01(b)(1) and Regulation S-X Rule 4-08(g) as of September 30, 2017. Accordingly, summarized, unaudited, comparative financial information is presented below for the unconsolidated significant subsidiary.
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

	Six Months Ended September 30,
	2017	2016
Net revenue	$63,807	$64,389
Net operating income	40,927	38,789
Earnings before taxes	22,971	5,832
Net profit	22,870	5,524
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
Purchased Put Options
Purchased put option contracts give the Company the right, but not the obligation, to sell within a limited time, a financial instrument, commodity or currency at a contracted price that may also be settled in cash, based on differentials between specified indices or prices. Purchasing put options tends to decrease exposure to the underlying instrument. The Company pays a premium, which is recorded as an asset and subsequently marked-to-market to reflect the current value of the option. Premiums paid for purchasing options which expire unexercised are treated as realized losses. Premiums paid for purchasing options which are exercised are added to the amounts paid for, or offset against the proceeds received on, the underlying security or reference investment. Purchased options are included in the Statements of Assets and Liabilities in derivative assets. The risk associated with purchasing put options is limited to the premium paid.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

Written Call Options
Written call options obligate the Company to buy within a limited time, a financial instrument, commodity or currency at a contracted price that may also be settled in cash, based on differentials between specified indices or prices. When the Company writes a call option, an amount equal to the premium received by the Company is included on the Company’s Statements of Assets and Liabilities as a liability. The amount of the liability is subsequently marked-to-market to reflect the current market value of the written call option. If an option which the Company has written either expires unexercised on its stipulated expiration date or the Company enters into a closing purchase transaction, the Company realizes a gain or loss (if the cost of a closing purchase transaction is less than or exceeds, respectively, the premium received when the option was written) without regard to any unrealized gain or loss on the underlying security or derivative instrument, and the liability related to such option is extinguished. If a call option which the Company has written is exercised, the Company recognizes a realized gain or loss from the sale of the underlying security or derivative instrument and the proceeds from the sale are increased by the premium originally received. Written options are included in the Statements of Assets and Liabilities in derivative liabilities. In writing a call option, the Company bears the market risk of an unfavorable change in the price, potentially unlimited in amount, of the derivative instrument or security underlying the written call option.
The following table sets forth the gross fair value of derivative contracts, by major risk type, as of September 30, 2017. The fair values of these derivatives are presented on a gross basis, even when derivatives are subject to master netting agreements. In addition, if there are any cash collateral payables and receivables associated with the derivatives, they are not added or netted against the fair value amounts. The table also includes information on the volume of derivatives based on the base notional value of option contracts open at September 30, 2017. We held no derivative instruments as of March 31, 2017.

	September 30, 2017
Underlying Risk Type	Base Notional Assets	Derivative Assets Fair Value	Base Notional Liabilities	Derivative Liabilities Fair Value
Commodity:
Purchased Put Options	$89,100	$4,020	$—	$—
Written Call Options	—	—	(108,207)	5,877
The volume of derivatives presented in the table above is representative of activities from September 6, 2017, when the Company started re-entering into these derivatives, through September 30, 2017.
The effect of transactions in derivative instruments to the Statements of Operations during the three and six months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Net Change in Unrealized Losses on Option Contracts
Purchased Put Options	$(1,037)	$—	$(1,037)	$—
Written Call Options	(836)	—	(836)	—
Net Change in Unrealized Losses on Option Contracts	$(1,873)	$—	$(1,873)	$—

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Net Realized Losses on Option Contracts
Written Call Options	$(5)	$—	$(5)	$—
Net Realized Losses on Option Contracts	$(5)	$—	$(5)	$—

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

The Investment Adviser is exempt from registration with the U.S. Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator (“CPO”) with respect to the Company. To the extent such exemption is no longer available and the Investment Adviser is required to register with the CFTC as a CPO, compliance with the CFTC’s disclosure, reporting and recordkeeping requirements may increase the Company’s expenses and may affect the ability of the Company to use commodity interests (including futures, option contracts, commodities, and swaps) to the extent or in the manner desired.
Note 7. Offsetting Assets and Liabilities
The Company has elected not to offset assets and liabilities in the Statements of Assets and Liabilities that may be received or paid as part of collateral arrangements, even when an enforceable master netting arrangement or other agreement is in place that provides the Company, in the event of counterparty default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations. The following table presents both gross and net information about derivative instruments eligible for offset in the Statements of Assets and Liabilities as of September 30, 2017.

Counterparty	Account in the Statements of Assets and Liabilities	Gross Amounts Presented in the Statements of Assets and Liabilities	Financial Instruments not offset in the Statements of Assets and Liabilities	Cash Collateral Paid (1)	Net Amounts
CME Group:
Purchased Put Options	Option Contracts (Assets)	$4,020	$(4,020)	$—	$—
Written Call Options	Option Contracts (Liabilities)	(5,877)	4,020	1,857	—

(1)	Per GAAP disclosure requirements, the table above does not include excess cash collateral paid in the amount of $4,213.
Note 8. Debt and Foreign Currency Transactions and Translations
The Company’s outstanding debt obligations as of September 30, 2017 were as follows:

	Date Issued/Amended	Total Aggregate Principal Amount Committed	Principal Amount Outstanding		Fair Value		Final Maturity Date
Senior Secured Facility	12/22/2016	$1,190,000	$216,675	*	$221,287	(1)	12/22/2021
Senior Secured Notes (Series B)	9/29/2011	16,000	16,000		16,404	(1)	9/29/2018
2042 Notes (2)	10/9/2012	150,000	150,000		150,000	(2)	10/15/2042
2043 Notes	6/17/2013	150,000	150,000		157,080	(2)	7/15/2043
2025 Notes	3/3/2015	350,000	350,000		358,962	(3)	3/3/2025
Total Debt Obligations		$1,856,000	$882,675		$903,733
Deferred Financing Cost and Debt Discount			$(17,769)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount			$864,906
____________________

*	Includes foreign currency debt obligations as outlined in Foreign Currency Transactions and Translations within this note.

(1)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of September 30, 2017. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.

(2)	The fair value of these debt obligations would be categorized as Level 1 under ASC 820 as of September 30, 2017. The valuation is based on quoted prices of identical liabilities in active markets.

(3)	The fair value of these debt obligations would be categorized as Level 2 under ASC 820 as of September 30, 2017. The valuation is based on broker quoted prices.

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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

Senior Secured Facility
On December 22, 2016, the Company amended and restated its senior secured, multi-currency, revolving credit facility (the “Senior Secured Facility”) from the previous April 24, 2015 amendment. The amended and restated agreement decreased the lenders’ commitments from $1,310,000 to $1,140,000, extended the final maturity date through December 22, 2021, and included an accordion provision which allows the Company to increase the total commitments under the existing revolving facility up to an aggregate principal amount of $1,965,000 from new or existing lenders on the same terms and conditions as the existing commitments. On August 29, 2017, the Company entered into an amendment to its Senior Secured Facility to increase the multicurrency commitments under the Senior Secured Facility by $50,000 from $1,140,000 to $1,190,000 pursuant to the accordion provisions therein. The Senior Secured Facility is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. Commencing January 31, 2021, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the Senior Secured Facility as of December 22, 2020. In addition, the stated interest rate on the facility remains as a formula-based calculation based on a minimum borrowing base, resulting in a stated interest rate, depending on the type of borrowing, of (a) either LIBOR plus 1.75% per annum or LIBOR plus 2.00% per annum, or (b) either Alternate Base Rate plus 0.75% per annum or Alternate Base Rate plus 1% per annum. As of September 30, 2017, the stated interest rate on the facility was LIBOR plus 2.00%. The Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Senior Secured Facility and participation fees and fronting fees of up to 2.25% per annum on the letters of credit issued.
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
The Senior Secured Facility also provides for the issuance of letters of credit up to an aggregate amount of $150,000. As of September 30, 2017 and March 31, 2017, the Company had $14,781 and $15,640, respectively, in standby letters of credit issued through the Senior Secured Facility. The amount available for borrowing under the Senior Secured Facility is reduced by any standby letters of credit issued through the Senior Secured Facility. Under GAAP, these letters of credit are considered commitments because no funding has been made and as such are not considered a liability. These letters of credit are not senior securities because they are not in the form of a typical financial guarantee and the portfolio companies are obligated to refund any drawn amounts. The available remaining capacity under the Senior Secured Facility was $958,544 and $923,438 as of September 30, 2017 and March 31, 2017, respectively. Terms used in this disclosure have the meanings set forth in the Senior Secured Facility agreement.
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
On October 16, 2017, the Company redeemed the entire $150,000 aggregate principal amount outstanding of the 2042 Notes in accordance with the terms of the indenture governing the Notes. The 2042 Notes were redeemed at par plus accrued and due interest for a total redemption price of approximately $152,484, which results in a realized loss on the extinguishment of debt of $5,790.
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
The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three and six months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Average debt outstanding	$894,556	$1,029,829	$932,975	$1,131,167
Maximum amount of debt outstanding	945,065	1,143,694	1,056,929	1,363,553

Weighted average annualized interest cost (1)	5.51%	5.21%	5.44%	4.96%
Annualized amortized debt issuance cost	0.60%	0.48%	0.58%	0.58%
Total annualized interest cost	6.11%	5.69%	6.02%	5.54%
____________________

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Facility. Commitment fees for the three and six months ended September 30, 2017 were $861 and $1,620, respectively. Commitment fees for the three and six months ended September 30, 2016 were $900 and $1,597, respectively.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

Foreign Currency Transactions and Translations
The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of September 30, 2017:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
Canadian Dollar	C$	2,300	$1,894	$1,839	$55	10/12/2017
Euro		€14,000	15,129	16,551	(1,422)	10/10/2017
Euro		€12,500	13,506	14,778	(1,272)	10/23/2017
British Pound		£4,600	6,094	6,172	(78)	10/11/2017
British Pound		£98,500	149,390	132,153	17,237	10/30/2017
			$186,013	$171,493	$14,520
The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of March 31, 2017:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain	Reset Date
Canadian Dollar	C$	33,000	$29,721	$24,744	$4,977	4/28/2017
Euro		€14,000	15,129	14,974	155	4/3/2017
Euro		€13,000	14,046	13,904	142	4/18/2017
British Pound		£8,700	13,319	10,879	2,440	4/21/2017
British Pound		£100,500	152,658	125,670	26,988	4/28/2017
British Pound		£3,800	5,058	4,752	306	4/6/2017
			$229,931	$194,923	$35,008
As of September 30, 2017 and March 31, 2017, the Company was in compliance with all debt covenants.
Note 9. Stockholders’ Equity
There were no equity offerings of common stock during the three and six months ended September 30, 2017 and fiscal year ended March 31, 2017.
The Company adopted the following plans, approved by the Board of Directors, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the Securities Exchange Act of 1934 (the “1934 Act”) (the “Repurchase Plans”):

Date of Adoption	Maximum Cost of Shares That May Be Repurchased	Cost of Shares Repurchased	Remaining Cost of Shares That May Be Repurchased
August 6, 2015	$50,000	$50,000	$—
December 14, 2015	50,000	50,000	—
September 14, 2016	50,000	4,312	45,688
Total as of September 30, 2017	$150,000	$104,312	$45,688
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

Under the Repurchase Plans described above, the Company allocated the following amounts to be repurchased in accordance with SEC Rule 10b5-1 (the “10b5-1 Repurchase Plans”):

Effective Date	Termination Date	Amount Allocated to 10b5-1 Repurchase Plans
September 15, 2015	November 5, 2015	$5,000
January 1, 2016	February 5, 2016	10,000
April 1, 2016	May 19, 2016	5,000
July 1, 2016	August 5, 2016	15,000
September 30, 2016	November 8, 2016	20,000
January 4, 2017	February 6, 2017	10,000
March 31, 2017	May 19, 2017	10,000
June 30, 2017	August 7, 2017	10,000
October 2, 2017	November 6, 2017	10,000
During the six months ended September 30, 2017, the Company repurchased 660,300 shares at a weighted average price per share of $5.99, inclusive of commissions, for a total cost of $3,956. This represents a discount of approximately 10.97% of the average net asset value per share for the six months ended September 30, 2017.
During the year ended March 31, 2017, the Company repurchased 6,461,842 shares at a weighted average price per share of $5.87, inclusive of commissions, for a total cost of $37,918. This represents a discount of approximately 15.50% of the average net asset value per share for the year ended March 31, 2017.
Since the inception of the Repurchase Plans through September 30, 2017, the Company repurchased 17,706,997 shares at a weighted average price per share of $5.89, inclusive of commissions, for a total cost of $104,312.
On September 12, 2014, the Company announced an at-the-market offering program (the “ATM Program”) through which it can sell up to 16 million shares of its common stock from time to time. As of September 30, 2017, no shares had been sold through the Company’s ATM Program.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

Note 10. Commitments and Contingencies
The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of September 30, 2017 and March 31, 2017, the Company had the following unfunded commitments to its portfolio companies:

	September 30, 2017	March 31, 2017
Unfunded revolver obligations and bridge loan commitments (1)	$111,907	$227,906
Standby letters of credit issued and outstanding (2)	15,595	14,203
Unfunded delayed draw loan commitments (3)	2,851	28,649
Unfunded delayed draw loan commitments (performance thresholds not met) (4)	20,012	30,678
Total Unfunded Commitments	$150,365	$301,436
____________________

(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of September 30, 2017 and March 31, 2017, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of September 30, 2017 and March 31, 2017, the bridge loan commitments included in the balances were $0 and $137,962, respectively.

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

(4)
The borrowers are required to meet certain performance thresholds before the Company is obligated to fulfill the commitments and those performance thresholds were not met as of September 30, 2017 and March 31, 2017.

Of the unfunded commitments which existed as of September 30, 2017, $150,365 were outstanding as of November 2, 2017.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

Note 11. Financial Highlights
The following is a schedule of financial highlights for the six months ended September 30, 2017 and fiscal year ended March 31, 2017.

	Six Months Ended September 30, 2017	Year Ended March 31, 2017
	(Unaudited)
Per Share Data*
Net asset value at beginning of period	$6.74	$7.28
Net investment income (1)	0.31	0.67
Net realized and change in unrealized losses (1)	(0.03)	(0.59)
Net increase in net assets resulting from operations	0.28	0.08
Distribution of net investment income (2)	(0.30)	(0.65)
Distribution of return of capital (2)	—	—
Accretion due to share repurchases	0.00	0.04
Net asset value at end of period	$6.72	$6.74

Per share market value at end of period	$6.11	$6.56
Total return (3)	(2.37)%	31.44%
Shares outstanding at end of period	219,034,354	219,694,654
Weighted average shares outstanding	219,606,751	222,415,073

Ratio/Supplemental Data
Net assets at end of period (in millions)	$1,472.6	$1,481.8
Annualized ratio of operating expenses to average net assets (4)(5)	5.09%	4.59%
Annualized ratio of interest and other debt expenses to average net assets (5)	3.78%	3.86%
Annualized ratio of total expenses to average net assets (4)(5)	8.87%	8.45%
Annualized ratio of net investment income to average net assets (5)	9.11%	9.66%
Average debt outstanding (in millions)	$933.0	$1,048.7
Average debt per share	$4.25	$4.71
Annualized portfolio turnover rate (5)	50.09%	23.25%
Asset coverage per unit (6)	$2,668	$2,709
____________________

*	Totals may not foot due to rounding.

(1)	Financial highlights are based on the weighted average number of shares outstanding for the period presented.

(2)
The tax character of distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. Although the tax character of distributions paid to stockholders through September 30, 2017 may include return of capital, the exact amount cannot be determined at this point. Per share amounts are based on actual rate per share.

(3)
Total return is based on the change in market price per share during the respective periods. Total return also takes into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.

(4)
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown inclusive of all voluntary management and incentive fee waivers (Note 3). For the six months ended September 30, 2017, the annualized ratio of operating expenses to average net assets and the annualized ratio of total expenses to average net assets would be 6.47% and 10.25%, respectively, without the voluntary fee waivers. For the fiscal year ended March 31, 2017, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 5.98% and 9.85%, respectively, without the voluntary fee waivers.

(5)	Annualized for the six months ended September 30, 2017.

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
During the period from October 1, 2017 through November 2, 2017, the Company repurchased 591,800 shares at a weighted average price per share of $5.97, inclusive of commissions, for a total cost of $3,533, leaving a maximum of $42,155 available for future purchases under the Repurchase Plans.
On October 16, 2017, the Company redeemed the entire $150,000 aggregate principal amount outstanding of the 2042 Notes in accordance with the terms of the indenture governing the Notes. The 2042 Notes were redeemed at par plus accrued and due interest for a total redemption price of approximately $152,484, which results in a realized loss on the extinguishment of debt of $5,790.
On November 2, 2017 the Board of Directors declared a distribution of $0.15 per share payable on January 5, 2018 to stockholders of record as of December 21, 2017.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Apollo Investment Corporation:
We have reviewed the accompanying statement of assets and liabilities of Apollo Investment Corporation, including the schedule of investments, as of September 30, 2017, and the related statements of operations for the three month and six month periods ended September 30, 2017 and September 30, 2016, the statement of changes in net assets for the six month period ended September 30, 2017 and the statements of cash flows for the six month periods ended September 30, 2017 and September 30, 2016. These interim financial statements are the responsibility of the Company’s management.

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
November 3, 2017

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
Overview
Apollo Investment Corporation (the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” or “our”) was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. We commenced operations on April 8, 2004 upon completion of our initial public offering that raised $870 million in net proceeds from selling 62 million shares of common stock at a price of $15.00 per share. Since then, and through September 30, 2017, we have raised approximately $2.21 billion in net proceeds from additional offerings of common stock and we have repurchased common stock for $104.3 million.
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
Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment, and the competitive environment for the types of investments we make. As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of September 30, 2017, non-qualifying assets represented approximately 20.9% of the total assets of the Company.
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

•
all other expenses incurred by us or the Administrator in connection with administering our business, such as our allocable portion of overhead under the administration agreement, including rent and our allocable portion of the cost of our Chief Financial Officer, Chief Compliance Officer, Chief Legal Officer, Chief Accounting Officer and their respective staffs.

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
Portfolio and Investment Activity
Our portfolio and investment activity during the three and six months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in millions)*	2017	2016	2017	2016
Investments made in portfolio companies	$265.4	$127.6	$607.5	$250.4
Investments sold	(11.7)	(17.9)	(21.7)	(164.0)
Net activity before repaid investments	253.7	109.7	585.8	86.4
Investments repaid	(328.1)	(197.1)	(570.1)	(390.5)
Net investment activity	$(74.4)	$(87.4)	$15.7	$(304.1)

Portfolio companies at beginning of period	84	81	86	89
Number of new portfolio companies	12	6	23	11
Number of exited portfolio companies	(9)	(5)	(22)	(18)
Portfolio companies at end of period	87	82	87	82

Number of investments made in existing portfolio companies	11	10	16	22
____________________

*	Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of September 30, 2017 and March 31, 2017 were as follows:

	September 30, 2017		March 31, 2017
Portfolio composition, at fair value:
Secured debt	80%		75%
Unsecured debt	5%		7%
Structured products and other	5%		7%
Preferred equity	1%		1%
Common equity/interests and warrants	9%		10%
Weighted average yields, at amortized cost, exclusive of investments on non-accrual status (1):
Secured debt portfolio	10.3%		10.2%
Unsecured debt portfolio	11.2%		11.1%
Total debt portfolio	10.3%		10.3%
Interest rate type, at fair value (2):
Fixed rate amount	$0.1	billion	$0.2	billion
Floating rate amount	$1.2	billion	$1.1	billion
Fixed rate, as percentage of total	9%		16%
Floating rate, as percentage of total	91%		84%
Interest rate type, at amortized cost (2):
Fixed rate amount	$0.1	billion	$0.2	billion
Floating rate amount	$1.2	billion	$1.0	billion
Fixed rate, as percentage of total	9%		17%
Floating rate, as percentage of total	91%		83%
____________________

(1)	An investor’s yield may be lower than the portfolio yield due to sales loads and other expenses.

(2)
The interest type information is calculated using the Company’s corporate debt portfolio and excludes aviation, oil and gas, structured credit, renewables, shipping, commodities and investments on non-accrual status.

Since the initial public offering of Apollo Investment in April 2004 and through September 30, 2017, invested capital totaled $17.7 billion in 421 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 100 different financial sponsors.
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
As of September 30, 2017, $2.15 billion or 91.2% of the Company’s investments were classified as Level 3. The high proportion of Level 3 investments relative to our total investments is directly related to our investment philosophy and target portfolio, which consists primarily of long-term secured debt, as well as unsecured and mezzanine positions of private middle-market companies. A fundamental difference exists between our investments and those of comparable publicly traded fixed income investments, namely high-yield bonds, and this difference affects the valuation of our private investments relative to comparable publicly traded instruments.
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

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides a valuation. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered in the valuation process of independent valuation firms. During the six months ended September 30, 2017, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.
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

Results of Operations
Operating results for the three and six months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in millions)*	2017	2016	2017	2016
Investment income
Interest income (excluding Payment-in-kind interest income)	$53.6	$54.2	$107.7	$113.9
Dividend income	4.3	8.5	10.2	17.3
PIK interest income	6.0	6.0	11.8	12.1
Other income	2.6	0.3	3.5	2.1
Total investment income	$66.5	$69.0	$133.2	$145.5
Expenses
Management and performance-based incentive fees, net of amounts waived	$15.2	$9.9	$30.3	$27.1
Interest and other debt expenses, net of reimbursements	13.8	14.4	28.0	31.2
Administrative services expense, net of reimbursements	1.6	2.6	3.2	4.0
Other general and administrative expenses	1.6	2.6	4.2	7.6
Net expenses	$32.3	$29.5	$65.7	$69.9
Net investment income	$34.2	$39.5	$67.5	$75.6
Net realized and change in unrealized gains (losses)
Net realized gains (losses)	$(3.6)	$(3.0)	$(237.4)	$5.5
Net change in unrealized gains (losses)	1.2	4.6	230.5	(82.1)
Net realized and change in unrealized gains (losses)	(2.4)	1.6	(6.9)	(76.6)
Net increase (decrease) in net assets resulting from operations	$31.8	$41.1	$60.6	$(1.0)

Net investment income on per average share basis	$0.16	$0.18	$0.31	$0.34
Earnings (loss) per share	$0.14	$0.18	$0.28	$0.00
____________________

*	Totals may not foot due to rounding.
Total Investment Income
For the three months ended September 30, 2017 as compared to the three months ended September 30, 2016
The decrease in total investment income for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was driven by the decrease in dividend income of $4.2 million. The decrease in dividend income is due to the exits of Crowley Holdings, Inc., MCF CLO I, LLC, MCF CLO III, LLC and restructuring of Golden Bear Warehouse LLC into a non-dividend yielding position. Additionally, there was a decrease in interest income (excluding Payment-in-kind interest income) of $0.6 million primarily due to a lower income-bearing investment portfolio and decrease in overall yield for the total debt portfolio from 11.0% to 10.3%. The decrease in total interest income was partially offset by an increase in prepayment fees and income recognized from the acceleration of discount, premium, or deferred fees on repaid investments which totaled $4.0 million and $3.4 million for the three months ended September 30, 2017 and three months ended September 30, 2016, respectively. Furthermore, the decrease in total investment income was also partially offset by an increase in Other Income of $2.3 million due to higher bridge fees and amendment fees.

For the six months ended September 30, 2017 as compared to the six months ended September 30, 2016
The decrease in total investment income for the six months ended September 30, 2017 compared to the six months ended September 30, 2016 was driven by the decrease in interest income (excluding Payment-in-kind interest income) of $6.2 million and decrease in dividend income of $7.1 million. The decrease in interest income is primarily due to a lower income-bearing investment portfolio, a decrease in overall yield for the total debt portfolio from 11.0% to 10.3%, and a decrease in prepayment fees and income recognized from the acceleration of discount, premium, or deferred fees on repaid investments which totaled $7.0 million and $8.5 million for the six months ended September 30, 2017 and six months ended September 30, 2016, respectively. Additionally, the decrease in dividend income was due to the exits of Crowley Holdings, Inc., MCF CLO I, LLC, MCF CLO III, LLC and restructuring of Golden Bear Warehouse LLC into a non-dividend yielding position and also, due to the decrease in dividends from Dynamic Product Tankers, LLC, MSEA Tankers, LLC and other structured products. In addition, there was an increase in Other Income of $1.4 million due to higher bridge fees and amendment fees.
Net Expenses
For the three months ended September 30, 2017 as compared to the three months ended September 30, 2016
The increase in expenses for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was due to the increase of $5.3 million in management and performance-based incentive fees (net of amounts waived). This was due to the reversal of $6.0 million of the deferred incentive fee payable related to PIK income deemed to be no longer realizable during the three months ended September 30, 2016 which resulted in lower fee expenses during that period. This increase was partially offset by lower average gross assets during the three months ended September 30, 2017 which resulted in lower management fee expense. In addition, there was a decrease of $0.6 million in interest and other debt expenses due to the repayment of the Senior Secured Notes A in September 2016 and a reduction in the average debt outstanding and net leverage from $1.03 billion and 0.63x, respectively, during the three months ended September 30, 2016 to $0.89 billion and 0.59x, respectively, during the three months ended September 30, 2017. The decrease of $0.9 million of other general and administrative expenses was due to a true-up of other expenses and accruals.
For the six months ended September 30, 2017 as compared to the six months ended September 30, 2016
The decrease in expenses for the six months ended September 30, 2017 compared to the six months ended September 30, 2016 was due to a decrease of $3.2 million in interest and other debt expenses due to the repayment of the Senior Secured Notes A in September 2016 and a reduction in the average debt outstanding and net leverage from $1.13 billion and 0.63x, respectively during the six months ended September 30, 2016 to $0.93 billion and 0.59x, respectively, during the six months ended September 30, 2017. The decrease of $3.4 million of other general and administrative expenses was primarily due to $2.7 million of non-recurring expenses related to a strategic transaction that was considered but did not occur during the six months ended September 30, 2016. The increase of $3.2 million in management and performance-based incentive fees (net of amounts waived) was due to the reversal of $6.0 million of the deferred incentive fee payable related to PIK income deemed to be no longer realizable during the six months ended September 30, 2016 which resulted in lower fee expenses during that period, compared to the six months ended September 30, 2017, when there was no reversal made. This increase was partially offset by lower average gross assets and lower net investment income during the six months ended September 30, 2017 which resulted in lower fee expenses.
Net Realized Gains (Losses)
For the three months ended September 30, 2017 as compared to the three months ended September 30, 2016
During the three months ended September 30, 2017, we recognized gross realized gains of $3.9 million and gross realized losses of $7.5 million, resulting in net realized loss of $3.6 million. Significant realized gains (losses) for the three months ended September 30, 2017 are summarized below:

(in millions)	Net Realized Gain (Loss)
Asurion Corporation	0.2
Sungevity Inc.	(4.4)	*
SCM Insurance Services, Inc.	(3.1)	*

* Sungevity Inc. was written off during the quarter as no proceeds were expected to be realized. SCM Insurance Services, Inc. was sold during the quarter. The realized losses on these investments were previously recorded as unrealized losses.

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
For the six months ended September 30, 2017 as compared to the six months ended September 30, 2016
During the six months ended September 30, 2017, we recognized gross realized gains of $10.9 million and gross realized losses of $248.3 million, resulting in net realized loss of $237.4 million. Significant realized gains (losses) for the six months ended September 30, 2017 are summarized below:

(in millions)	Net Realized Gain (Loss)
Renew JV LLC	$4.0
Venoco, Inc.	(89.0)	*
Delta Career Education Corporation	(72.8)	*
AIC SPV Holdings I, LLC	(44.3)	*
LVI Group Investments, LLC	(17.5)	*
Magnetation, LLC	(10.4)	*
Clothesline Holdings, Inc.	(6.0)	*
Sungevity Inc.	(4.4)	*
SCM Insurance Services, Inc.	(3.1)	*

* Venoco, Inc., Delta/Gryphon, Magnetation, LLC, Clothesline Holdings, Inc. and Sungevity Inc. were written off during the period as no proceeds were expected to be realized. AIC SPV Holdings I, LLC, LVI Group Investments, LLC, and SCM Insurance Services, Inc. were sold during the period. The realized losses on these investments were previously recorded as unrealized losses.
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

Net Change in Unrealized Gains (Losses)
For the three months ended September 30, 2017 as compared to the three months ended September 30, 2016
During the three months ended September 30, 2017, we recognized gross unrealized gains of $24.1 million and gross unrealized losses of $22.9 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $1.2 million. Significant changes in unrealized gains (losses) for the three months ended September 30, 2017 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
SCM Insurance Services, Inc.	6.2
Solarplicity Group Limited	5.0
Sungevity Inc.	4.4
SHD Oil & Gas, LLC	2.8
Golden Bear 2016-R, LLC	(2.5)
Merx Aviation Finance, LLC	(2.1)
Pelican Energy, LLC	(1.1)

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

For the six months ended September 30, 2017 as compared to the six months ended September 30, 2016
During the six months ended September 30, 2017, we recognized gross unrealized gains of $274.9 million and gross unrealized losses of $44.4 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $230.5 million. Significant changes in unrealized gains (losses) for the six months ended September 30, 2017 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Venoco, Inc.	$89.0
Delta Career Education Corporation	72.8
AIC SPV Holdings I, LLC	44.8
LVI Group Investments, LLC	17.5
Magnetation, LLC	10.6
Solarplicity Group Limited	9.8
Clothesline Holdings, Inc.	6.0
SCM Insurance Services, Inc.	7.9
Sungevity Inc.	4.4
Sprint Industrial Holdings, LLC.	(2.4)
Golden Bear Warehouse LLC	(2.2)
Merx Aviation Finance, LLC	(1.9)

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
Debt
See Note 8 within the notes to financial statements for information on the Company’s debt.
The following table shows the contractual maturities of our debt obligations as of September 30, 2017:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$216.7	$—	$—	$216.7	$—
Senior Secured Notes (Series B)	16.0	16.0	—	—	—
2042 Notes (2)	150.0	150.0	—	—	—
2043 Notes	150.0	—	—	—	150.0
2025 Notes	350.0	—	—	—	350.0
Total Debt Obligations	$882.7	$166.0	$—	$216.7	$500.0
____________________

(1)
As of September 30, 2017, aggregate lender commitments under the Senior Secured Facility totaled $1.19 billion and $958.5 million of unused capacity. As of September 30, 2017, there were $14.8 million of letters of credit issued under the Senior Secured Facility as shown as part of total commitments in Note 10 within the notes to financial statements.

(2)	On October 16, 2017, the Company redeemed the entire $150.0 million aggregate principal amount outstanding of the 2042 Notes in accordance with the terms of the indenture governing the Notes.
Stockholders’ Equity
See Note 9 within the notes to financial statements for information on the Company’s public offerings and share repurchase plans.
Distributions
Distributions paid to stockholders during the three and six months ended September 30, 2017 totaled $33.0 million ($0.15 per share) and $65.9 million ($0.30 per share), respectively. Distributions paid to stockholders during the three and six months ended September 30, 2016 totaled $45.0 million ($0.20 per share) and $90.2 million ($0.40 per share), respectively. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. Although the tax character of distributions paid to stockholders through September 30, 2017 may include return of capital, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ended March 31, 2018. Tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the calendar year. Our quarterly distributions, if any, will be determined by our Board of Directors.
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
PIK Income
For the three and six months ended September 30, 2017, PIK income totaled $6.0 million on total investment income of $66.5 million and $11.8 million on total investment income of $133.2 million, respectively. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders annually in the form of distributions, even though the Company has not yet collected the cash. See Note 5 within the notes to the financial statements for more information on the Company’s PIK income.
Related Party Transactions
See Note 3 within the notes to the financial statements for information on the Company’s related party transactions.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. During the three and six months ended September 30, 2017, many of the loans in our portfolio had floating interest rates. These loans are usually based on LIBOR and typically have durations of one to six months after which they reset to current market interest rates. The Company also has a Senior Secured Facility that is based on LIBOR rates.
The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of September 30, 2017, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income		Net Investment Income Per Share
Up 400 basis points	$34.5	million	$0.158
Up 300 basis points	$25.9	million	$0.118
Up 200 basis points	$17.2	million	$0.079
Up 100 basis points	$8.6	million	$0.039
Down 100 basis points	$(1.7	) million	$(0.008)
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2017 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Control Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the second fiscal quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On May 12, 2017, the Trustee of the Creditor Trust of Energy & Exploration Partners, Inc.-created under the Chapter 11 reorganization plan for Energy & Exploration Partners, Inc. and other affiliated entities (“ENXP”), approved by the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”) on April 26, 2016-commenced an adversary proceeding in the Bankruptcy Court naming the Company and three of the Company’s affiliates as defendants. The complaint alleges (among other things) that certain payments ENXP made to the Company and its affiliates in connection with pre-paying certain notes that the Company and its affiliates owned were fraudulent transfers under state law and the bankruptcy code. The complaint seeks a judgment (i) holding the Company and its affiliates “liable for that portion” of those payments “received by them,” (ii) disallowing certain proofs of claim that the Company and its affiliates submitted in the ENXP bankruptcy proceeding, and (iii) awarding the Trustee attorney’s fees, interest, and costs. The Company’s and its affiliates’ July 25, 2017 motion to dismiss the case was fully briefed on September 12, 2017, and scheduled for hearing on September 28, 2017. The Court took the hearing off calendar, however, after the parties advised the Court that they were engaged in discussions to resolve the litigation.

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
None.
Issuer Purchases of Equity Securities
The Company adopted the following plans, approved by the Board of Directors, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the 1934 Act (the “Repurchase Plans”):

Date of Adoption	Maximum Cost of Shares That May Be Repurchased		Cost of Shares Repurchased		Remaining Cost of Shares That May Be Repurchased
August 6, 2015	$50.0	million	$50.0	million	$—
December 14, 2015	50.0	million	50.0	million	—
September 14, 2016	50.0	million	4.3	million	45.7	million
Total as of September 30, 2017	$150.0	million	$104.3	million	$45.7	million
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
Under the Repurchase Plans described above, the Company allocated the following amounts to be repurchased in accordance with SEC Rule 10b5-1 (the “10b5-1 Repurchase Plans”):

Effective Date	Termination Date	Amount Allocated to 10b5-1 Repurchase Plans
September 15, 2015	November 5, 2015	$5.0	million
January 1, 2016	February 5, 2016	10.0	million
April 1, 2016	May 19, 2016	5.0	million
July 1, 2016	August 5, 2016	15.0	million
September 30, 2016	November 8, 2016	20.0	million
January 4, 2017	February 6, 2017	10.0	million
March 31, 2017	May 19, 2017	10.0	million
June 30, 2017	August 7, 2017	10.0	million
October 2, 2017	November 6, 2017	10.0	million
The following table presents information with respect to the Company’s purchases of its common stock since adoption of the Repurchase Plans through September 30, 2017:

Month	Total Number of Shares Purchased	Average Price Paid Per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans
August 2015	1,530,000	$6.57	1,530,000	$40.0	million
September 2015	1,810,400	6.15	1,810,400	28.8	million
November 2015	3,350,000	6.03	3,350,000	8.6	million
December 2015	1,882,329	5.86	1,882,329	47.6	million
January 2016	2,012,126	4.97	2,012,126	37.6	million
June 2016	1,088,800	5.58	1,088,800	31.5	million
July 2016	49,475	5.51	49,475	31.2	million
August 2016	1,788,882	5.89	1,788,882	20.7	million
September 2016	1,234,569	6.04	1,234,569	63.2	million
October 2016	1,582,250	5.94	1,582,250	53.8	million
November 2016	717,866	5.82	717,866	49.6	million
August 2017	100,000	5.99	100,000	49.0	million
September 2017	560,300	5.99	560,300	45.7	million
Total	17,706,997	$5.89	17,706,997
____________________
* The average price per share is inclusive of commissions.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 3, 2017.

APOLLO INVESTMENT CORPORATION

By:	/s/ JAMES C. ZELTER
James C. Zelter
Chief Executive Officer

By:	/s/ GREGORY W. HUNT
Gregory W. Hunt
Chief Financial Officer and Treasurer

By:	/s/ AMIT JOSHI
Amit Joshi
Chief Accounting Officer and Assistant Treasurer