Form 10-Q
period 2017-12-31
APOLLO INVESTMENT CORP
filed 2018-02-07
CIK 1278752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
OR
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at February 6, 2018
$0.001 par value	216,523,796

APOLLO INVESTMENT CORPORATION

PART I. FINANCIAL INFORMATION
In this report, the terms the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” and “our” refer to Apollo Investment Corporation unless the context specifically states otherwise.
Item 1. Financial Statements
APOLLO INVESTMENT CORPORATION STATEMENTS OF ASSETS AND LIABILITIES (In thousands, except share and per share data)

	December 31, 2017	March 31, 2017
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost — $1,494,104 and $1,510,980, respectively)	$1,474,318	$1,402,409
Non-controlled/affiliated investments (cost — $223,077 and $417,471, respectively)	195,484	239,050
Controlled investments (cost — $685,279 and $676,972, respectively)	682,760	675,249
Cash and cash equivalents	12,222	9,783
Foreign currencies (cost — $1,844 and $1,494, respectively)	1,876	1,497
Cash collateral on option contracts	5,547	—
Receivable for investments sold	1,604	40,226
Interest receivable	23,194	17,072
Dividends receivable	2,550	6,489
Deferred financing costs	14,806	17,632
Prepaid expenses and other assets	1,211	713
Total Assets	$2,415,572	$2,410,120

Liabilities
Debt	$875,165	$848,449
Payable for investments purchased	30,773	13,970
Distributions payable	32,738	32,954
Management and performance-based incentive fees payable	18,576	16,306
Interest payable	9,674	7,319
Accrued administrative services expense	2,393	2,250
Variation margin payable on option contracts	916	—
Other liabilities and accrued expenses	4,287	7,075
Total Liabilities	$974,522	$928,323
Commitments and contingencies (Note 10)
Net Assets	$1,441,050	$1,481,797

Net Assets
Common stock, $0.001 par value (400,000,000 shares authorized; 218,255,954 and 219,694,654 shares issued and outstanding, respectively)	$218	$220
Paid-in capital in excess of par	2,916,176	2,924,775
Accumulated underdistributed net investment income	91,031	88,134
Accumulated net realized loss	(1,515,575)	(1,277,625)
Net unrealized loss	(50,800)	(253,707)
Net Assets	$1,441,050	$1,481,797

Net Asset Value Per Share	$6.60	$6.74

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Investment Income
Non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$38,350	$33,310	$116,519	$122,089
Dividend income	—	358	—	2,531
PIK interest income	1,752	3,361	5,926	5,331
Other income	1,487	936	5,264	2,984
Non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	—	257	114	718
Dividend income	392	4,609	2,461	12,312
PIK interest income	2,644	127	7,582	296
Other income	—	—	(306)	70
Controlled investments:
Interest income (excluding PIK interest income)	13,499	12,755	42,789	37,431
Dividend income	5,250	6,400	13,403	13,850
PIK interest income	1,379	5,958	4,046	15,954
Total Investment Income	$64,753	$68,071	$197,798	$213,566
Expenses
Management fees	$12,048	$12,978	$36,463	$40,679
Performance-based incentive fees	7,484	5,670	23,433	16,063
Interest and other debt expenses	12,433	14,473	40,479	45,704
Administrative services expense	1,693	1,599	5,061	5,767
Other general and administrative expenses	2,262	2,329	6,438	9,917
Total expenses	35,920	37,049	111,874	118,130
Management and performance-based incentive fees waived	(4,986)	(5,246)	(15,077)	(16,264)
Expense reimbursements	(148)	(84)	(444)	(253)
Net Expenses	$30,786	$31,719	$96,353	$101,613
Net Investment Income	$33,967	$36,352	$101,445	$111,953
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$443	$3,932	$(96,704)	$(36,195)
Non-controlled/affiliated investments	5,369	36,473	(141,472)	81,047
Controlled investments	—	(1,982)	—	(2,173)
Option contracts	(614)	—	(619)	—
Foreign currency transactions	16	749	6,635	2,014
Extinguishment of debt	(5,790)	—	(5,790)	—
Net realized gains (losses)	(576)	39,172	(237,950)	44,693
Net change in unrealized losses:
Non-controlled/non-affiliated investments	(12,502)	5,292	88,785	70,318
Non-controlled/affiliated investments	(6,391)	(53,882)	150,828	(183,676)
Controlled investments	4,988	(21,447)	(796)	(56,030)
Option contracts	(12,100)	(3,258)	(13,973)	(3,258)
Credit default swaps	—	(788)	—	(788)
Foreign currency translations	(1,553)	9,849	(21,937)	27,106
Net change in unrealized losses	(27,558)	(64,234)	202,907	(146,328)
Net Realized and Change in Unrealized Losses	$(28,134)	$(25,062)	$(35,043)	$(101,635)
Net Increase in Net Assets Resulting from Operations	$5,833	$11,290	$66,402	$10,318
Earnings Per Share	$0.03	$0.05	$0.30	$0.05

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF CHANGES IN NET ASSETS (In thousands, except share data)

	Nine Months Ended December 31, 2017	Year Ended March 31, 2017
	(Unaudited)
Operations
Net investment income	$101,445	$149,243
Net realized losses	(237,950)	(41,823)
Net change in unrealized losses	202,907	(89,050)
Net Increase in Net Assets Resulting from Operations	$66,402	$18,370

Distributions to Stockholders
Distribution of net investment income	$(98,548)	$(76,950)
Distribution of return of capital	—	(67,286)
Net Decrease in Net Assets Resulting from Distributions to Stockholders	$(98,548)	$(144,236)

Capital Share Transactions
Repurchase of common stock	(8,601)	(37,918)
Net Decrease in Net Assets Resulting from Capital Share Transactions	$(8,601)	$(37,918)

Net Assets
Net decrease in net assets during the period	$(40,747)	$(163,784)
Net assets at beginning of period	1,481,797	1,645,581
Net Assets at End of Period	$1,441,050	$1,481,797

Capital Share Activity
Shares repurchased during the period	(1,438,700)	(6,461,842)
Shares issued and outstanding at beginning of period	219,694,654	226,156,496
Shares Issued and Outstanding at End of Period	218,255,954	219,694,654

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Nine Months Ended December 31,
	2017	2016
Operating Activities
Net increase in net assets resulting from operations	$66,402	$10,318
Net realized (gains) losses	237,950	(44,693)
Net change in unrealized losses	(202,907)	146,328
Net amortization of premiums and accretion of discounts on investments	(5,240)	(3,769)
Accretion of discount on notes	447	447
Amortization of deferred financing costs	3,575	4,366
Increase from foreign currency transactions	6,635	2,014
Payment-in-kind interest and dividends capitalized	(12,630)	(22,787)
Changes in operating assets and liabilities:
Purchases of investments	(789,231)	(476,520)
Proceeds from sales and repayments of investments	827,315	837,232
Purchases of option contracts	(8,976)	(3,516)
Purchases of credit default swaps	—	(879)
Proceeds from option contracts	8,330	3,555
Net settlement of option contracts	(13,031)	—
Decrease (increase) in interest receivable	(5,946)	6,010
Decrease in dividends receivable	3,939	5,248
Decrease (increase) in prepaid expenses and other assets	(498)	9,021
Increase (decrease) in management and performance-based incentive fees payable	2,270	(10,228)
Increase in interest payable	2,355	3,426
Increase (decrease) in accrued administrative services expense	143	(879)
Decrease in other liabilities and accrued expenses	(2,788)	(2,210)
Net Cash Provided by Operating Activities	$118,114	$462,484
Financing Activities
Issuances of debt	$895,483	$741,747
Payments of debt	(897,719)	(994,804)
Financing costs paid and deferred	(177)	(7,871)
Repurchase of common stock	(8,601)	(37,917)
Distributions paid	(98,764)	(123,559)
Net Cash Used in Financing Activities	$(109,778)	$(422,404)

Cash, Cash Equivalents, Foreign Currencies and Collateral on Option Contracts
Net increase in cash, cash equivalents, foreign currencies and collateral on option contracts during the period	$8,336	$40,080
Effect of foreign exchange rate changes	29	(64)
Cash, cash equivalents, foreign currencies and collateral on option contracts at beginning of period	11,280	18,905
Cash, Cash Equivalents, Foreign Currencies and Collateral on Option Contracts at the End of Period	$19,645	$58,921

Supplemental Disclosure of Cash Flow Information
Cash interest paid	$34,081	$37,487

Non-Cash Activity
Payment-in-kind income	$17,554	$22,047

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2017
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (30)	Fair Value (1) (31)
Advertising, Printing & Publishing
A-L Parent LLC	Second Lien Secured Debt	8.82% (1M L+725, 1.00% Floor)	12/02/24	$10,048	$9,960	$10,148
American Media, Inc.	First Lien Secured Debt	10.37% (3M L+900, 1.00% Floor)	08/24/20	14,267	13,962	14,623
	First Lien Secured Debt - Letter of Credit	L+750	08/24/20	154	—	—	(23)
	First Lien Secured Debt - Revolver	10.48% (3M L+900, 1.00% Floor)	08/24/20	1,185	1,185	1,215	(23)
	First Lien Secured Debt - Revolver	12.50% (P+800)	08/24/20	356	356	364	(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/24/20	83	(35)	—	(21)(23)
					15,468	16,202
Simplifi Holdings, Inc.	First Lien Secured Debt	8.07% (1M L+650, 1.00% Floor)	09/28/22	12,170	11,823	11,804	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/28/22	2,400	(68)	(72)	(8)(9)(21)(23)
					11,755	11,732
Total Advertising, Printing & Publishing					$37,183	$38,082
Aerospace & Defense
Erickson Inc	First Lien Secured Debt - Letter of Credit	7.50%	09/30/18	$104	$—	$(2)	(8)(9)(23)
	First Lien Secured Debt - Letter of Credit	7.50%	12/10/18	37	—	(1)	(8)(9)(23)
	First Lien Secured Debt - Letter of Credit	7.50%	04/01/18	277	—	(4)	(8)(9)(23)
	First Lien Secured Debt - Letter of Credit	7.50%	06/25/18	3	—	—	(8)(9)(23)
	First Lien Secured Debt - Letter of Credit	7.50%	10/18/18	708	—	(11)	(8)(9)(23)
	First Lien Secured Debt - Letter of Credit	7.50%	11/28/18	670	—	(10)	(8)(9)(23)
	First Lien Secured Debt - Letter of Credit	7.50%	06/20/18	43	—	—	(8)(9)(23)
	First Lien Secured Debt - Letter of Credit	7.50%	02/02/18	200	—	(3)	(8)(9)(23)
	First Lien Secured Debt - Letter of Credit	7.50%	03/31/20	1,288	—	(19)	(8)(9)(23)
	First Lien Secured Debt - Revolver	9.19% (3M L+750, 1.00% Floor)	04/28/22	21,021	21,021	20,706	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/28/22	20,649	(393)	(310)	(8)(9)(21)(23)
					20,628	20,346
ILC Dover LP	Second Lien Secured Debt	10.19% (3M L+850, 1.00% Floor)	06/28/24	20,000	19,549	19,550
PAE Holding Corporation	Second Lien Secured Debt	11.12% (2M L+950, 1.00% Floor)	10/20/23	28,097	27,393	28,272	(10)
Total Aerospace & Defense					$67,570	$68,168
Automotive
K&N Parent, Inc.	Second Lien Secured Debt	10.32% (1M L+875, 1.00% Floor)	10/21/24	$27,000	$26,534	$26,595	(10)
Total Automotive					$26,534	$26,595
Aviation and Consumer Transport
Merx Aviation
Merx Aviation Finance Assets Ireland Limited (5)	First Lien Secured Debt - Letter of Credit	2.25%	10/01/18	$3,600	$—	$—	(23)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2017
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (30)	Fair Value (1) (31)
Merx Aviation Finance, LLC (5)	First Lien Secured Debt - Letter of Credit	2.25%	10/01/18	177	—	—	(23)
	First Lien Secured Debt - Revolver	12.00%	10/31/18	366,300	366,300	366,300	(23)
	Common Equity/Interests - Membership Interests	N/A	N/A	N/A	15,000	40,987
Total Aviation and Consumer Transport					$381,300	$407,287
Business Services
Access CIG, LLC	Second Lien Secured Debt	10.25% (1M L+875, 1.00% Floor)	10/17/22	$50,970	$49,434	$50,066
Aero Operating LLC	First Lien Secured Debt	8.82% (1M L+725, 1.00% Floor)	12/29/22	36,520	35,608	35,607	(9)
	First Lien Secured Debt - Revolver	8.82% (1M L+725, 1.00% Floor)	12/29/22	2,800	2,800	2,730	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	1.00% Unfunded	12/29/22	2,450	(129)	(61)	(8)(9)(21)(23)
					38,279	38,276
Almonde, Inc	Second Lien Secured Debt	8.73% (3M L+725, 1.00% Floor)	06/13/25	2,316	2,294	2,322	(10)(17)
Ambrosia Buyer Corp.	Second Lien Secured Debt	9.38% (3M L+ 800, 1.00% Floor)	08/28/25	21,429	20,917	20,916
Aptean, Inc.	Second Lien Secured Debt	11.20% (3M L+950, 1.00% Floor)	12/20/23	9,548	9,424	9,631	(10)
CT Technologies Intermediate Holdings, Inc	Second Lien Secured Debt	10.57% (1M L+900, 1.00% Floor)	12/01/22	31,253	30,428	30,315	(9)
Electro Rent Corporation	Second Lien Secured Debt	10.62% (2M L+900, 1.00% Floor)	01/31/25	18,334	17,846	17,967	(9)
	Second Lien Secured Debt	10.62% (1M L+900, 1.00% Floor)	01/31/25	18,264	17,740	17,899	(9)
					35,586	35,866
Ministry Brands, LLC	Second Lien Secured Debt	10.63% (3M L+925, 1.00% Floor)	06/02/23	10,000	9,874	9,869
Newscycle Solutions, Inc.	First Lien Secured Debt	8.57% (1M L+700, 1.00% Floor)	12/28/22	13,743	13,400	13,399	(9)(25)
	First Lien Secured Debt - Unfunded Delayed Draw	2.00% Unfunded	12/28/22	1,257	—	(31)	(8)(9)(21)(23)(25)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/28/22	500	(12)	(13)	(8)(9)(21)(23)(25)
					13,388	13,355
PSI Services, LLC	First Lien Secured Debt	6.56% (1M L+500, 1.00% Floor)	01/20/23	4,132	4,044	4,062	(9)
	First Lien Secured Debt - Revolver	6.57% (1M L+500, 1.00% Floor)	01/20/22	79	79	78	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	01/20/22	159	(8)	(3)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	6.50% (1M L+500, 1.00% Floor)	01/20/22	159	159	156	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	01/20/22	£47	—	—	(9)(21)(23)
	Second Lien Secured Debt	10.56% (1M L+900, 1.00% Floor)	01/20/24	25,714	25,046	25,148	(9)
					29,320	29,441
RA Outdoors, LLC	First Lien Secured Debt	6.21% (1M L+475, 1.00% Floor)	09/11/24	7,229	7,090	7,156	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/09/22	1,200	(23)	(12)	(8)(9)(21)(23)
	Second Lien Secured Debt	10.21% (1M L+875, 1.00% Floor)	09/11/25	34,200	33,377	33,516	(9)
					40,444	40,660

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2017
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (30)	Fair Value (1) (31)
Dodge Data/Skyline Data
Dodge Data & Analytics LLC	First Lien Secured Debt	10.50% (3M L+875, 1.75% Floor)	10/31/19	49,722	49,355	48,354
Skyline Data, News and Analytics LLC	Common Equity/Interests - Class A Common Unit	N/A	N/A	4,500,000 Shares	4,500	4,500	(13)
					53,855	52,854
STG-Fairway Acquisitions, Inc.	Second Lien Secured Debt	10.73% (3M L+925, 1.00% Floor)	06/30/23	15,000	14,741	14,400
Transplace Holdings, Inc.	Second Lien Secured Debt	10.31% (1M L+875, 1.00% Floor)	10/06/25	15,000	14,634	15,094	(10)
U.S. Security Associates Holdings, Inc.	Unsecured Debt	11.00%	01/28/20	80,000	80,000	80,000
Total Business Services					$442,618	$443,065
Chemicals, Plastics & Rubber
Carbon Free Chemicals
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)	First Lien Secured Debt	5.215% PIK	06/30/20	$59,305	$59,305	$49,036
Carbonfree Caustic SPE LLC	Unfunded Delayed Draw - Promissory Note	0.00% Unfunded	06/30/20	6,111	—	—	(23)
					59,305	49,036
Hare Bidco, Inc.	Second Lien Secured Debt	9.75% (3M L+875, 1.00% Floor)	08/01/24	€13,574	14,412	15,974
Total Chemical, Plastics & Rubber					$73,717	$65,010
Consumer Goods – Durable
Hayward Industries, Inc.	Second Lien Secured Debt	9.82% (1M L+825)	08/04/25	$25,110	$24,633	$24,630
KLO Holdings
9357-5991 Quebec Inc.	First Lien Secured Debt	9.31% (1M L+775, 1.25% Floor)	04/07/22	9,382	9,281	9,279
KLO Acquisition LLC	First Lien Secured Debt	9.31% (1M L+775, 1.25% Floor)	04/07/22	5,431	5,373	5,372
					14,654	14,651
Sorenson Holdings, LLC	Common Equity/Interests - Membership Interests	N/A	N/A	587 Shares	—	470	(10)(13)
Total Consumer Goods - Durable					$39,287	$39,751
Consumer Goods – Non-Durable
ABG Intermediate Holdings 2, LLC	Second Lien Secured Debt	9.44% (3M L+775, 1.00% Floor)	09/29/25	$8,094	$8,034	$8,215	(10)
Sequential Brands Group, Inc.	Second Lien Secured Debt	10.46% (1M L+900)	07/01/22	17,248	17,085	16,933	(17)
Total Consumer Goods - Non-Durable					$25,119	$25,148
Consumer Services
1A Smart Start LLC	Second Lien Secured Debt	11.75% (P+725)	08/22/22	$25,100	$24,601	$24,598
Total Consumer Services					$24,601	$24,598
Containers, Packaging & Glass
Sprint Industrial Holdings, LLC	Second Lien Secured Debt	13.5% PIK	11/14/19	$18,451	$18,107	$9,069
	Common Equity/Interests - Warrants	N/A	N/A	7,341 Warrants	—	—	(13)(29)
					18,107	9,069
TricorBraun Holdings, Inc.	First Lien Secured Debt - Revolver	6.75% (P+225)	11/30/21	1,523	1,523	1,526	(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/30/21	4,103	(396)	—	(21)(23)
					1,127	1,526
Total Containers, Packaging & Glass					$19,234	$10,595

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2017
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (30)	Fair Value (1) (31)
Diversified Investment Vehicles, Banking, Finance, Real Estate
Armor Holding II LLC	Second Lien Secured Debt	10.70% (3M L+900, 1.25% Floor)	12/26/20	$8,000	$7,936	$8,110	(10)
Craft 2014-1A	Structured Products and Other - Credit-Linked Note	8.12% (3M L+965)	05/15/21	27,130	27,697	26,959	(11)(17)
Craft 2015-2	Structured Products and Other - Credit-Linked Note	9.55% (3M L+925)	01/16/24	24,869	25,746	24,375	(11)(17)
Golden Bear 2016-R, LLC (3)(4)	Structured Products and Other - Membership Interests	N/A	09/20/42	—	16,459	15,233	(17)
Purchasing Power, LLC	First Lien Secured Debt - Revolver	9.56% (1M L + 800, 1.00% Floor)	07/10/19	17,158	17,158	17,024	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.75% Unfunded	07/10/19	2,942	(169)	(23)	(8)(9)(21)(23)
					16,989	17,001
Ten-X, LLC	First Lien Secured Debt - Revolver	5.25% (1M L+375, 1.00% Floor)	09/29/22	520	520	475	(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/29/22	4,160	(400)	(357)	(8)(21)(23)
					120	118
Total Diversified Investment Vehicles, Banking, Finance, Real Estate					$94,947	$91,796
Energy – Electricity
AMP Solar Group, Inc. (4)	Common Equity/Interests - Class A Common Unit	N/A	N/A	243,646 Shares	10,000	5,114	(13)(17)
Renew Financial
AIC SPV Holdings II, LLC (4)	Common Equity/Interests - Membership Interests	N/A	N/A	534,375 Shares	$534	$1,042	(13)(17)(15)
Renew Financial LLC (f/k/a Renewable Funding, LLC) (4)	Preferred Equity - Series B Preferred Stock	N/A	N/A	1,505,868 Shares	8,343	19,027	(13)
	Preferred Equity - Series D Preferred Stock	N/A	N/A	436,689 Shares	5,568	6,663	(13)
Renew JV LLC (4)	Common Equity/Interests - Membership Interests	N/A	N/A	2,115,665 Shares	2,116	3,019	(13)(17)
					16,561	29,751
Solarplicity Group
Solarplicity Group Limited (3)(4)	First Lien Secured Debt	8.00% PIK (8.00% Cash Toggle)	11/30/22	£129,626	150,352	125,714	(17)
	Common Equity/Interests - Class B Common Shares	N/A	N/A	2,825 Shares	2,472	—	(2)(13)(17)(26)
Solarplicity UK Holdings Limited (4)	Unsecured Debt	8.00% PIK (8.00% Cash Toggle)	02/24/22	£2,000	2,499	2,705	(17)
	Common Equity/Interests - Ordinary Shares	N/A	N/A	2,825 Shares	4	5,212	(2)(13)(17)
					155,327	133,631
Westinghouse Electric Co LLC	First Lien Secured Debt	7.82% (1M L+625, 1.00% Floor)	03/31/18	40,000	39,727	40,000	(9)
Total Energy – Electricity					$221,615	$208,496
Energy – Oil & Gas
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.) (5)	First Lien Secured Debt	8.00% Cash (10.00% PIK Toggle)	03/29/19	$15,000	$15,000	$15,000	(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	03/29/19	5,000	—	—	(21)(23)
	Second Lien Secured Debt	10.00% PIK (8.00% Cash Toggle)	03/29/21	29,760	29,760	29,760

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2017
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)		Cost (30)	Fair Value (1) (31)
	Common Equity/Interests - Common Stock	N/A	N/A		5,000,000 Shares	30,078	19,995	(13)
						74,838	64,755
Pelican Energy, LLC (4)	Common Equity/Interests - Membership Interests	N/A	N/A		1,444 Shares	24,730	11,755	(13)(17)
SHD Oil & Gas, LLC (5)	First Lien Secured Debt - Tranche A Note	14.00% (8.00% Cash plus 6.00% PIK)	12/31/19		42,794	42,794	44,078
	First Lien Secured Debt - Tranche B Note	14.00% PIK	12/31/19		70,755	44,380	33,738	(13)(14)
	First Lien Secured Debt - Tranche C Note	12.00%	12/31/19		18,000	18,000	18,540
	Common Equity/Interests - Series A Units	N/A	N/A		7,600,000 Shares	1,411	—	(13)
						106,585	96,356
Total Energy – Oil & Gas						$206,153	$172,866
Food & Grocery
Bumble Bee Foods
Bumble Bee Holdings, Inc.	First Lien Secured Debt	9.44% (3M L+800, 1.00% Floor)	08/15/23		$15,546	$15,249	$15,235
Connors Bros Clover Leaf Seafoods Company	First Lien Secured Debt	9.44% (3M L+800, 1.00% Floor)	08/15/23		4,404	4,320	4,316
						19,569	19,551
Grocery Outlet, Inc.	Second Lien Secured Debt	9.94% (3M L+825, 1.00% Floor)	10/21/22		25,000	24,772	25,125	(10)
Total Food & Grocery						$44,341	$44,676
Healthcare & Pharmaceuticals
Altasciences
9360-1367 Quebec Inc.	First Lien Secured Debt	7.94% (3M L+625, 1.00% Floor)	06/09/23	C$	2,430	$1,773	$1,896	(9)(17)
	First Lien Secured Debt	7.94% (3M L+625, 1.00% Floor)	06/09/23		$2,913	2,854	2,848	(9)(17)
Altasciences US Acquisition, Inc.	First Lien Secured Debt	7.94% (3M L+625, 1.00% Floor)	06/09/23		5,261	5,154	5,143	(9)
	First Lien Secured Debt - Revolver	7.94% (3M L+625, 1.00% Floor)	06/09/23		285	285	279	(9)(23)(28)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	06/09/23		2,851	(32)	(64)	(8)(9)(21)(23)(28)
	First Lien Secured Debt - Unfunded Revolver	0.25% Unfunded	06/09/23		1,141	(29)	(27)	(8)(9)(21)(23)(28)
						10,005	10,075
Aptevo Therapeutics Inc.	First Lien Secured Debt	9.16% (1M L+760)	02/01/21		8,571	8,671	8,506	(9)
Argon Medical Devices Holdings, Inc.	Second Lien Secured Debt	9.38% (3M L+800, 1.00% Floor)	10/27/25		21,600	21,492	21,708	(10)
Avalign Technologies, Inc.	Second Lien Secured Debt	9.71% (6M L+825, 1.00% Floor)	09/02/24		5,500	5,448	5,514
BioClinica Holding I, LP	Second Lien Secured Debt	9.63% (3M L+825, 1.00% Floor)	10/21/24		24,612	24,189	23,874	(10)
Elements Behavioral Health, Inc.	Second Lien Secured Debt	14.44% (3M L+1275, 1.00% Floor)	02/11/20		12,353	11,911	865	(13)(14)
Invuity, Inc.	First Lien Secured Debt	8.07% (1M L+650, 1.50% Floor)	03/01/22		10,000	9,834	9,808	(9)
	First Lien Secured Debt - Revolver	4.82% (1M L+325, 1.50% Floor)	03/01/22		969	969	964	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/01/22		1,031	(8)	(5)	(8)(9)(21)(23)
	Warrants - Warrants	N/A	N/A		32,803 Warrants	180	129	(9)
						10,975	10,896

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2017
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (30)	Fair Value (1) (31)
Lanai Holdings III, Inc.	Second Lien Secured Debt	9.98% (3M L+850, 1.00% Floor)	08/28/23	17,391	16,973	16,087	(10)
Maxor National Pharmacy Services, LLC	First Lien Secured Debt	7.53% (1M L+600, 1.00% Floor)	11/22/23	21,631	21,100	21,418	(9)
	First Lien Secured Debt - Revolver	7.59% (2M L+600, 1.00% Floor)	11/22/22	175	175	174	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/22/22	1,383	(31)	(13)	(8)(9)(21)(23)
					21,244	21,579
Oxford Immunotec, Inc.	First Lien Secured Debt	9.16% (1M L+760)	10/01/21	9,750	9,855	9,887	(9)(17)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	10/01/21	1,000	(4)	—	(9)(17)(21)(23)
					9,851	9,887
PTC Therapeutics, Inc	First Lien Secured Debt	7.71% (1M L+615, 1.00% Floor)	05/01/21	12,667	12,614	12,667	(9)(17)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	05/01/21	6,333	(26)	—	(9)(17)(21)(23)
					12,588	12,667
RiteDose Holdings I, Inc.	First Lien Secured Debt	8.19% (3M L + 650, 1.00% Floor)	09/13/23	15,000	14,537	14,786	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/13/22	2,000	(61)	(28)	(8)(9)(21)(23)
					14,476	14,758
Teladoc, Inc.	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	07/14/20	1,667	(57)	(67)	(8)(17)(21)(23)
Wright Medical Group, Inc.	First Lien Secured Debt - Revolver	5.81% (1M L+425, 0.75% Floor)	12/23/21	18,333	18,333	18,333	(9)(17)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/23/21	31,667	(398)	—	(9)(17)(21)(23)
					17,935	18,333
Total Healthcare & Pharmaceuticals					$185,701	$174,682
High Tech Industries
ChyronHego Corporation	First Lien Secured Debt	7.43% (3M L+643, 1.00% Floor)	03/09/20	$35,510	$35,159	$34,089	(18)
DigiCert Holdings, Inc.	Second Lien Secured Debt	9.63% (3M L+800, 1.00% Floor)	10/31/25	20,196	20,097	20,316	(10)
LabVantage Solutions
LabVantage Solutions Inc.	First Lien Secured Debt	9.56% (1M L+800, 1.00% Floor)	12/29/20	13,875	13,602	13,736
LabVantage Solutions Limited	First Lien Secured Debt	9.00% (3M E+800, 1.00% Floor)	12/29/20	€12,711	13,402	15,111	(17)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/29/20	€3,435	(70)	(41)	(8)(17)(21)(23)
					26,934	28,806
Nextech Systems, LLC	First Lien Secured Debt	8.40% (1M L+725, 1.00% Floor)	06/22/21	21,294	20,923	21,081	(18)
Smokey Merger Sub, Inc.	Second Lien Secured Debt	10.21% (3M L+875, 1.00% Floor)	05/24/24	30,000	29,177	29,250	(9)
Telestream Holdings Corporation	First Lien Secured Debt	7.61% (3M L +645, 1.00% Floor)	03/24/22	36,840	36,521	36,104	(18)
Tibco Software Inc.	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/05/19	6,000	(23)	(840)	(8)(21)(23)
Total High Tech Industries					$168,788	$168,806
Hotel, Gaming, Leisure, Restaurants
GFRC Holdings LLC	First Lien Secured Debt	9.56% (1M L+800 Cash (L+800 PIK Toggle), 1.50% Floor)	02/01/22	$2,500	$2,500	$2,475
SMG	Second Lien Secured Debt	11.75% (P+725)	02/27/21	19,649	19,649	19,723	(10)
Total Hotel, Gaming, Leisure, Restaurants					$22,149	$22,198

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2017
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (30)	Fair Value (1) (31)
Insurance
Alliant Holdings Intermediate, LLC	First Lien Secured Debt - Letter of Credit	3.375%	04/23/18	$37	$—	$(1)	(8)(23)
	First Lien Secured Debt - Letter of Credit	3.375%	07/30/18	96	—	(4)	(8)(23)
	First Lien Secured Debt - Letter of Credit	3.375%	05/31/19	8	—	—	(8)(23)
	First Lien Secured Debt - Letter of Credit	3.375%	11/30/18	38	—	(1)	(8)(23)
	First Lien Secured Debt - Letter of Credit	3.375%	05/04/18	8	—	—	(8)(23)
	First Lien Secured Debt - Revolver	7.00% (P+250)	08/14/20	1,125	1,125	1,090	(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/14/20	13,688	(895)	(431)	(8)(21)(23)
					230	653
Confie Seguros Holding II Co.	Second Lien Secured Debt	10.98% (3M L+950, 1.25% Floor)	05/08/19	21,844	21,799	21,162	(10)
Total Insurance					$22,029	$21,815
Manufacturing, Capital Equipment
ATS Consolidated, Inc.	Second Lien Secured Debt	10.11% (2M L+850, 1.00% Floor)	05/30/25	$15,000	$14,720	$15,113	(10)
MedPlast Holdings Inc.	Second Lien Secured Debt	10.23% (2M L+875, 1.00% Floor)	06/06/23	8,000	7,824	7,800
Power Products, LLC	Second Lien Secured Debt	10.36% (3M L+900, 1.00% Floor)	12/20/23	32,500	31,528	32,214	(9)
Total Manufacturing, Capital Equipment					$54,072	$55,127
Media – Diversified & Production
SESAC Holdco II LLC	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	02/23/22	$587	$(44)	$(44)	(8)(21)(23)
	Second Lien Secured Debt	8.73% (3M L+725, 1.00% Floor)	02/24/25	3,241	3,212	3,197
Total Media – Diversified & Production					$3,168	$3,153
Metals & Mining
Magnetation, LLC	First Lien Secured Debt	9.69% (3M L+800 Cash (PIK Toggle))	12/31/19	$1,716	$1,637	$573	(13)(14)
Total Metals & Mining					$1,637	$573
Telecommunications
Securus Technologies Holdings, Inc.	Second Lien Secured Debt	9.87% (2M L+825, 1.00% Floor)	11/01/25	$12,878	$12,752	$13,047	(10)
UniTek Global Services Inc.	First Lien Secured Debt	10.19% (3M L+750 Cash plus 1.00% PIK, 1.00% Floor)	01/13/19	1,946	1,946	1,946
	First Lien Secured Debt	10.19% (3M L+850, 1.00% Floor)	01/13/19	32,367	32,367	33,014
	First Lien Secured Debt - Letter of Credit	7.50%	01/13/19	5,857	—	—	(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	01/13/19	5,000	—	—	(21)(23)
	Unsecured Debt	15.00% PIK	07/13/19	9,552	9,552	9,743
					43,865	44,703
Wave Holdco Merger Sub, Inc.	Second Lien Secured Debt	10.82% (1M L+925, 1.00% Floor)	05/27/23	10,000	9,801	9,885
Total Telecommunications					$66,418	$67,635
Transportation – Cargo, Distribution
American Tire
Accelerate Parent Corp.	Common Equity/Interests - Common Stock	N/A	N/A	1,664,046 Shares	$1,714	$2,110	(13)
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2017
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (30)	Fair Value (1) (31)
American Tire Distributors, Inc.	Unsecured Debt	10.25%	03/01/22	$14,741	14,800	15,229	(10)(11)
					16,514	17,339
Dynamic Product Tankers, LLC (5)	First Lien Secured Debt - Letter of Credit	2.25%	09/20/18	2,250	—	—	(17)(23)
	Common Equity/Interests - Class A Units	N/A	N/A	N/A	48,106	42,479	(17)(24)
					48,106	42,479
MSEA Tankers LLC (5)	Common Equity/Interests - Class A Units	N/A	N/A	N/A	74,450	71,883	(17)(25)
PT Intermediate Holdings III, LLC	Second Lien Secured Debt	9.57% (1M L+800, 1.00% Floor)	12/08/25	9,375	9,281	9,422	(10)
Total Transportation – Cargo, Distribution					$148,351	$141,123
Utilities – Electric
Asset Repackaging Trust Six B.V.	Structured Products and Other	13.11%	05/18/27	$58,411	$25,928	$31,317	(11)(17)(19)
Total Utilities – Electric					$25,928	$31,317
Total Investments before Cash Equivalents and Option Contracts					$2,402,460	$2,352,562
J.P. Morgan U.S. Government Money Market Fund	N/A	N/A	N/A	$12,222	$12,222	$12,222	(22)
Total Investments after Cash Equivalents and before Option Contracts					$2,414,682	$2,364,784

Counterparty	Instrument	Exercise Price	Maturity Date	Number of Contracts	Notional Amount (27)	Cost (Proceeds)	Fair Value (1)
Purchased Put Options
CME Group	WTI Crude Oil Put Options	$45.00	1/31/18 - 4/30/19	3,410	$153,450	$7,151	$2,043	(10)
Total Purchased Put Options						$7,151	$2,043	(16)
Written Call Options
CME Group	WTI Crude Oil Call Options	$54.30	1/31/18 - 3/29/19	825	$(44,798)	$(2,142)	$(5,443)	(10)
CME Group	WTI Crude Oil Call Options	55.00	1/31/18 - 3/29/19	825	(45,375)	(2,059)	(5,023)	(10)
CME Group	WTI Crude Oil Call Options	57.50	1/31/18 - 4/30/19	880	(50,600)	(1,845)	(3,880)	(10)
CME Group	WTI Crude Oil Call Options	62.70	1/31/18 - 4/30/19	880	(55,176)	(1,079)	(1,644)	(10)
Total Written Call Options						$(7,125)	$(15,990)	(16)
Total Investments after Cash Equivalents and Option Contracts						$2,414,708	$2,350,837	(6)(7)
____________________

(1)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (Note 2).

(2)	Solarplicity Group Limited and Solarplicity UK Holdings Limited are GBP denominated equity investments.

(3)
Denotes investments in which the Company owns greater than 25% of the equity, where the governing documents of each entity preclude the Company from exercising a controlling influence over the management or policies of such entity. The Company does not have the right to elect or appoint more than 25% of the directors or another party has the right to elect or appoint more directors than the Company and has the right to appoint certain members of senior management. Therefore, the Company has determined that these entities are not controlled affiliates. As of December 31, 2017, we had a 100% and 28% equity ownership interest in Golden Bear 2016-R, LLC and Solarplicity Group Limited, respectively.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2017
(In thousands, except share data)

(4)
Denotes investments in which we are an “Affiliated Person,” as defined in the 1940 Act, due to holding the power to vote or owning 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of March 31, 2017 and December 31, 2017 along with transactions during the nine months ended December 31, 2017 in these affiliated investments are as follows:

Name of Issuer	Fair Value at March 31, 2017	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at December 31, 2017	Net Realized Gains (Losses)	Interest/Dividend/Other Income
AIC SPV Holdings I, LLC, Membership Interests	$24,285	$35	$(69,074)	$44,754	$—	$(44,326)	$115
AIC SPV Holdings II, LLC, Membership Interests	—	534	—	508	1,042	—	—
AMP Solar Group, Inc., Class A Common Unit	4,687	—	—	427	5,114	—	—
Golden Bear 2016-R, LLC, Membership Interests	17,066	—	—	(1,833)	15,233	—	—
Ivy Hill Middle Market Credit Fund IX, Ltd., Subordinated Notes	9,537	—	(9,158)	(379)	—	1,954	1,009
Ivy Hill Middle Market Credit Fund X, Ltd., Subordinated Notes	10,841	—	(11,078)	237	—	(238)	905
LVI Group Investments, LLC, Common Units	—	—	(17,505)	17,505	—	(17,505)	(306)
MCF CLO I, LLC, Membership Interests	—	—	—	—	—	—	120
MCF CLO III, LLC, Membership Interests,	—	—	—	—	—	—	427
Pelican Energy, LLC, First Lien Term Loan	15,417	—	(26,665)	11,248	—	—	—
Pelican Energy, LLC, Membership Interests	—	26,665	(3,033)	(11,877)	11,755	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series B Preferred Stock	19,383	—	—	(356)	19,027	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series D Preferred Stock	6,254	—	—	409	6,663	—	—
Renew JV LLC, Membership Interests	4,701	2,988	(2,832)	(1,838)	3,019	7,831	—
Solarplicity Group Limited, First Lien Term Loan	119,426	5,064	(1,310)	2,534	125,714	(163)	7,422
Solarplicity Group Limited, Class B Common Shares	—	—	—	—	—	—	—
Solarplicity UK Holdings Limited, Unsecured Debt	2,501	—	—	204	2,705	—	159
Solarplicity UK Holdings Limited, Ordinary Shares	4,952	—	—	260	5,212	—	—
Venoco, Inc., Unsecured Debt	—	—	(338)	338	—	(338)	—
Venoco, Inc., LLC Units	—	—	(40,517)	40,517	—	(40,517)	—
Venoco, Inc., Series A Warrants	—	—	(48,170)	48,170	—	(48,170)	—
	$239,050	$35,286	$(229,680)	$150,828	$195,484	$(141,472)	$9,851
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

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2017
(In thousands, except share data)

(5)
Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Fair value as of March 31, 2017 and December 31, 2017 along with transactions during the nine months ended December 31, 2017 in these Controlled investments are as follows:

Name of Issuer	Fair Value at March 31, 2017	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Losses	Fair Value at December 31, 2017	Net Realized Losses	Interest/Dividend/Other Income
Dynamic Product Tankers, LLC, Class A Units	42,644	—	—	(165)	42,479	—	—
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), First Lien Term Loan	10,000	5,000	—	—	15,000	—	832
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Second Lien Term Loan	27,617	2,142	—	1	29,760	—	2,143
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Common Stock	18,862	—	—	1,133	19,995	—	—
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Unfunded Delayed Draw	—	—	—	—	—	—	—
Merx Aviation Finance Assets Ireland Limited, Letter of Credit	—	—	—	—	—	—	21
Merx Aviation Finance, LLC, Letter of Credit	—	—	—	—	—	—	—
Merx Aviation Finance, LLC, Membership Interests	48,811	—	(4,204)	(3,620)	40,987	—	9,850
Merx Aviation Finance, LLC, Revolver	374,084	121,200	(128,984)	—	366,300	—	37,922
MSEA Tankers LLC, Class A Units	72,797	—	—	(914)	71,883	—	3,553
SHD Oil & Gas, LLC, Series A Units	—	—	—	—	—	—	—
SHD Oil & Gas, LLC, Tranche A Note	40,891	1,903	—	1,284	44,078	—	4,441
SHD Oil & Gas, LLC, Tranche B Note	32,793	—	—	945	33,738	—	—
SHD Oil & Gas, LLC, Tranche C Note	6,750	11,250	—	540	18,540	—	1,476
SHD Oil & Gas, LLC, Unfunded Tranche C Note	—	—	—	—	—	—	—
	$675,249	$141,495	$(133,188)	$(796)	$682,760	$—	$60,238
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

As of December 31, 2017, the Company had a 85%, 48%, 100%, 98% and 38% equity ownership interest in Dynamic Product Tankers, LLC; Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.); Merx Aviation Finance, LLC; MSEA Tankers, LLC; and SHD Oil & Gas, LLC (f/k/a Spotted Hawk Development LLC), respectively.

(6)	Aggregate gross unrealized gain and loss for federal income tax purposes is $364,862 and $220,751, respectively. Net unrealized gain is $144,111 based on a tax cost of $2,206,727.

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

(10)
Other than the investments noted by this footnote, the fair value of the Company’s investments is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 2 within the notes to the Financial Statements for more information regarding ASC 820, Fair Value Measurements (“ASC 820”).

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2017
(In thousands, except share data)

(11)
These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.

(12)	Par amount is denominated in USD unless otherwise noted, Euro (“€”), British Pound (“£”), and Canadian Dollar (“C$”).

(13)	Non-income producing security.

(14)	Non-accrual status (Note 2).

(15)	The underlying investments of AIC SPV Holdings II, LLC is a securitization in which the Company has a 15% ownership interest in the residual tranche.

(16)
Refer to Note 7 for details of the Offsetting Assets and Liabilities. On the Statement of Assets and Liabilities, the fair value of purchased put options and written call options that are settled-to-market are offset against the cash collateral posted with the clearing house and the variation margin amounting to $19,494. The net amount of $5,547 represents initial margin which is reported as cash collateral on option contracts on the Statements of Assets and Liabilities.

(17)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of December 31, 2017, non-qualifying assets represented approximately 18.69% of the total assets of the Company.

(18)	In addition to the interest earned based on the stated rate of this loan, the Company may be entitled to receive additional interest as a result of its arrangement with other lenders in a syndication.

(19)	This investment represents a leveraged subordinated interest in a trust that holds one foreign currency denominated bond and a derivative instrument.

(20)
Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread. The borrower has an option to choose the benchmark rate, such as the London Interbank Offered Rate (“LIBOR”), the Euro Interbank Offered Rate (“EURIBOR”), the federal funds rate or the prime rate. The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates (1M L, 3M L, or 6M L, respectively), and EURIBOR loans are typically indexed to 90-day EURIBOR rates (3M E), at the borrower’s option. LIBOR and EURIBOR loans may be subject to interest floors. As of December 31, 2017, rates for 1M L, 3M L, 6M L, 3M E, and prime are 1.56%, 1.69%, 1.84%, (0.38%), and 4.50%, respectively.

(21)	The rates associated with these undrawn committed revolvers and delayed draw term loans represent rates for commitment and unused fees.

(22)	This security is included in the Cash and Cash Equivalents on the Statements of Assets and Liabilities.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2017
(In thousands, except share data)

(23)
As of December 31, 2017, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 10 to the financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Portfolio Company	Total Commitment	Drawn Commitment	Letters of Credit	Undrawn Commitment
Aero Operating LLC	$5,250	$2,800	$—	$2,450
Alliant Holdings Intermediate, LLC	15,000	1,125	187	13,688
Altasciences US Acquisition, Inc.	4,277	285	—	3,992
American Media, Inc.	1,778	1,541	154	83
Carbonfree Caustic SPE LLC	6,111	—	—	6,111
Dynamic Product Tankers, LLC	2,250	—	2,250	—
Erickson Inc	45,000	21,021	3,330	20,649
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	20,000	15,000	—	5,000
Invuity, Inc.	2,000	969	—	1,031
LabVantage Solutions Limited*	4,125	—	—	4,125
Maxor National Pharmacy Services, LLC	1,558	175	—	1,383
Merx Aviation Finance Assets Ireland Limited	3,600	—	3,600	—
Merx Aviation Finance, LLC	177	—	177	—
Newscycle Solutions, Inc.	1,757	—	—	1,757
Oxford Immunotec, Inc.	1,000	—	—	1,000
PSI Services, LLC*	460	238	—	222
PTC Therapeutics, Inc	6,333	—	—	6,333
Purchasing Power, LLC	20,100	17,158	—	2,942
RA Outdoors, LLC	1,200	—	—	1,200
RiteDose Holdings I, Inc.	2,000	—	—	2,000
SESAC Holdco II LLC	587	—	—	587
Simplifi Holdings, Inc.	2,400	—	—	2,400
Teladoc, Inc.	1,667	—	—	1,667
Ten-X, LLC	4,680	520	—	4,160
Tibco Software Inc.	6,000	—	—	6,000
TricorBraun Holdings, Inc.	5,626	1,523	—	4,103
UniTek Global Services Inc.	10,857	—	5,857	5,000
Wright Medical Group, Inc.	50,000	18,333	—	31,667
Total Commitments	$225,793	$80,688	$15,555	$129,550
____________________
* These investments are in a foreign currency and the total commitment has been converted to USD using the December 31, 2017 exchange rate.

(24)
As of December 31, 2017, Dynamic Product Tankers, LLC had various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-3 units which are identical except that Class A-1 unit is voting and Class A-3 unit is non-voting. The units entitle the Company to appoint three out of five managers to the board of managers.

(25)
As of December 31, 2017, MSEA Tankers, LLC had various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-2 units which are identical except that Class A-1 unit is voting and Class A-2 unit is non-voting. The units entitle the Company to appoint two out of three managers to the board of managers.

(26)	As of December 31, 2017, the Company holds two classes of shares in Solarplicity Group Limited. The Company holds 434 shares of Class A shares (non-voting) and 2,391 shares of Class B (voting).

(27)	The notional value represents the number of contracts open multiplied by the exercise price as of December 31, 2017.

(28)
The unused line fees of 0.50% and 0.25%, respectively are collected for the Unfunded Delayed Draw and Unfunded Revolver from both Altasciences US Acquisition, Inc. and Altasciences / 9360-1367 Quebec Inc. as each borrower has access to the respective lending facilities.

(29)	The Company holds three classes of warrants in Sprint Industrial Holdings, LLC. The Company holds 5,595 warrants of Class G, 507 warrants of Class H, and 1,239 warrants of Class I.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2017
(In thousands, except share data)

(30)	The following shows the composition of the Company’s portfolio at cost by control designation, investment type and by industry as of December 31, 2017:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Non-Controlled / Non-Affiliated Investments
Advertising, Printing & Publishing	$27,223	$9,960	$—	$—	$—	$—	$—	$37,183
Aerospace & Defense	20,628	46,942	—	—	—	—	—	67,570
Automotive	—	26,534	—	—	—	—	—	26,534
Business Services	112,363	245,755	80,000	—	—	4,500	—	442,618
Chemicals, Plastics & Rubber	59,305	14,412	—	—	—	—	—	73,717
Consumer Goods – Durable	14,654	24,633	—	—	—	—	—	39,287
Consumer Goods – Non-Durable	—	25,119	—	—	—	—	—	25,119
Consumer Services	—	24,601	—	—	—	—	—	24,601
Containers, Packaging & Glass	1,127	18,107	—	—	—	—	—	19,234
Diversified Investment Vehicles, Banking, Finance, Real Estate	17,109	7,936	—	53,443	—	—	—	78,488
Energy – Electricity	39,727	—	—	—	—	—	—	39,727
Food & Grocery	19,569	24,772	—	—	—	—	—	44,341
Healthcare & Pharmaceuticals	105,508	80,013	—	—	—	—	180	185,701
High Tech Industries	119,514	49,274	—	—	—	—	—	168,788
Hotel, Gaming, Leisure, Restaurants	2,500	19,649	—	—	—	—	—	22,149
Insurance	230	21,799	—	—	—	—	—	22,029
Manufacturing, Capital Equipment	—	54,072	—	—	—	—	—	54,072
Media – Diversified & Production	(44)	3,212	—	—	—	—	—	3,168
Metals & Mining	1,637	—	—	—	—	—	—	1,637
Telecommunications	34,313	22,553	9,552	—	—	—	—	66,418
Transportation – Cargo, Distribution	—	9,281	14,800	—	—	1,714	—	25,795
Utilities – Electric	—	—	—	25,928	—	—	—	25,928
Total Non-Controlled / Non-Affiliated Investments	$575,363	$728,624	$104,352	$79,371	$—	$6,214	$180	$1,494,104
Non-Controlled / Affiliated Investments
Diversified Investment Vehicles, Banking, Finance, Real Estate	$—	$—	$—	$16,459	$—	$—	$—	$16,459
Energy – Electricity	150,352	—	2,499	—	13,911	15,126	—	181,888
Energy – Oil & Gas	—	—	—	—	—	24,730	—	24,730
Total Non-Controlled / Affiliated Investments	$150,352	$—	$2,499	$16,459	$13,911	$39,856	$—	$223,077
Controlled Investments
Aviation and Consumer Transport	366,300	—	—	—	—	15,000	—	381,300
Energy – Oil & Gas	120,174	29,760	—	—	—	31,489	—	181,423
Transportation – Cargo, Distribution	—	—	—	—	—	122,556	—	122,556
Total Controlled Investments	$486,474	$29,760	$—	$—	$—	$169,045	$—	$685,279
Total	1,212,189	758,384	106,851	95,830	13,911	215,115	180	2,402,460

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2017
(In thousands, except share data)

(31)	The following shows the composition of the Company’s portfolio at fair value by control designation, investment type and by industry as of December 31, 2017:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Non-Controlled / Non-Affiliated Investments
Advertising, Printing & Publishing	$27,934	$10,148	$—	$—	$—	$—	$—	$38,082	2.7%
Aerospace & Defense	20,346	47,822	—	—	—	—	—	68,168	4.7%
Automotive	—	26,595	—	—	—	—	—	26,595	1.8%
Business Services	111,422	247,143	80,000	—	—	4,500	—	443,065	30.8%
Chemicals, Plastics & Rubber	49,036	15,974	—	—	—	—	—	65,010	4.5%
Consumer Goods – Durable	14,651	24,630	—	—	—	470	—	39,751	2.8%
Consumer Goods – Non-Durable	—	25,148	—	—	—	—	—	25,148	1.7%
Consumer Services	—	24,598	—	—	—	—	—	24,598	1.7%
Containers, Packaging & Glass	1,526	9,069	—	—	—	—	—	10,595	0.7%
Diversified Investment Vehicles, Banking, Finance, Real Estate	17,119	8,110	—	51,334	—	—	—	76,563	5.3%
Energy – Electricity	40,000	—	—	—	—	—	—	40,000	2.8%
Food & Grocery	19,551	25,125	—	—	—	—	—	44,676	3.1%
Healthcare & Pharmaceuticals	106,505	68,048	—	—	—	—	129	174,682	12.1%
High Tech Industries	119,240	49,566	—	—	—	—	—	168,806	11.7%
Hotel, Gaming, Leisure, Restaurants	2,475	19,723	—	—	—	—	—	22,198	1.5%
Insurance	653	21,162	—	—	—	—	—	21,815	1.5%
Manufacturing, Capital Equipment	—	55,127	—	—	—	—	—	55,127	3.8%
Media – Diversified & Production	(44)	3,197	—	—	—	—	—	3,153	0.3%
Metals & Mining	573	—	—	—	—	—	—	573	0%
Telecommunications	34,960	22,932	9,743	—	—	—	—	67,635	4.7%
Transportation – Cargo, Distribution	—	9,422	15,229	—	—	2,110	—	26,761	1.9%
Utilities – Electric	—	—	—	31,317	—	—	—	31,317	2.2%
Total Non-Controlled / Non-Affiliated Investments	$565,947	$713,539	$104,972	$82,651	$—	$7,080	$129	$1,474,318	102.3%
% of Net Assets	39.3%	49.5%	7.3%	5.7%	—%	0.5%	0%	102.3%
Non-Controlled / Affiliated Investments
Diversified Investment Vehicles, Banking, Finance, Real Estate	$—	$—	$—	$15,233	$—	$—	$—	$15,233	1.1%
Energy – Electricity	125,714	—	2,705	—	25,690	14,387	—	168,496	11.7%
Energy – Oil & Gas	—	—	—	—	—	11,755	—	11,755	0.8%
Total Non-Controlled / Affiliated Investments	$125,714	$—	$2,705	$15,233	$25,690	$26,142	$—	$195,484	13.6%
% of Net Assets	8.7%	—%	0.2%	1.1%	1.8%	1.8%	—%	13.6%
Controlled Investments
Aviation and Consumer Transport	$366,300	$—	$—	$—	$—	$40,987	$—	$407,287	28.3%
Energy – Oil & Gas	111,356	29,760	—	—	—	19,995	—	161,111	11.2%
Transportation – Cargo, Distribution	—	—	—	—	—	114,362	—	114,362	7.9%
Total Controlled Investments	$477,656	$29,760	$—	$—	$—	$175,344	$—	$682,760	47.4%
% of Net Assets	33.1%	2.1%	—%	—%	—%	12.2%	—%	47.4%
Total	$1,169,317	$743,299	$107,677	$97,884	$25,690	$208,566	$129	$2,352,562	163.3%
% of Net Assets	81.1%	51.6%	7.5%	6.8%	1.8%	14.5%	0%	163.3%

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2017
(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of December 31, 2017
Business Services	18.8%
Aviation and Consumer Transport	17.3%
Energy – Electricity	8.9%
Healthcare & Pharmaceuticals	7.4%
Energy – Oil & Gas	7.3%
High Tech Industries	7.2%
Transportation – Cargo, Distribution	6.0%
Diversified Investment Vehicles, Banking, Finance, Real Estate	3.9%
Aerospace & Defense	2.9%
Telecommunications	2.9%
Chemicals, Plastics & Rubber	2.8%
Manufacturing, Capital Equipment	2.3%
Food & Grocery	1.9%
Consumer Goods – Durable	1.7%
Advertising, Printing & Publishing	1.6%
Utilities – Electric	1.3%
Automotive	1.1%
Consumer Goods – Non-durable	1.1%
Consumer Services	1.0%
Hotel, Gaming, Leisure, Restaurants	1.0%
Insurance	0.9%
Containers, Packaging & Glass	0.5%
Media – Diversified & Production	0.1%
Metals & Mining	0.1%
Total Investments	100.0%

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2017
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (28)	Fair Value (1) (29)
Advertising, Printing & Publishing
A-L Parent LLC	Second Lien Secured Debt	8.25% (1M L+725, 1.00% Floor)	12/02/24	$10,048	$9,951	$10,023	(10)
American Media, Inc.	First Lien Secured Debt	8.50% (1M L+750, 1.00% Floor)	08/24/20	15,467	15,048	15,467	(16)
	First Lien Secured Debt - Letter of Credit	7.50%	08/24/20	154	—	—	(16)(23)
	First Lien Secured Debt - Revolver	8.56% (3M L+750, 1.00% Floor)	08/24/20	770	770	770	(16)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/24/20	854	(45)	—	(16)(21)(23)
					15,773	16,237
Total Advertising, Printing & Publishing					$25,724	$26,260
Aerospace & Defense
PAE Holding Corporation	Second Lien Secured Debt	10.50% (1M L+950, 1.00% Floor)	10/20/23	$22,026	$21,297	$22,246	(10)
Total Aerospace & Defense					$21,297	$22,246
Automotive
K&N Parent, Inc.	Second Lien Secured Debt	9.75% (3M L+875, 1.00% Floor)	10/21/24	$30,000	$29,425	$29,849
Total Automotive					$29,425	$29,849
Aviation and Consumer Transport
Merx Aviation
Merx Aviation Finance Assets Ireland Limited (5)	First Lien Secured Debt - Letter of Credit	2.25%	09/30/17	$3,600	$—	$—	(16)(23)
Merx Aviation Finance, LLC (5)	Common Equity/Interests - Membership Interests	N/A	N/A	N/A	19,204	48,811
	First Lien Secured Debt - Letter of Credit	2.25%	07/31/17	177	—	—	(16)(23)
	First Lien Secured Debt - Revolver	12.00%	10/31/18	374,084	374,084	374,084	(16)(23)
	First Lien Secured Debt - Unfunded Revolver	0.00% Unfunded	10/31/18	125,916	—	—	(16)(21)(23)
Total Aviation and Consumer Transport					$393,288	$422,895
Broadcasting & Subscription
SiTV, Inc.	Second Lien Secured Debt	10.38%	07/01/19	$2,219	$2,219	$1,340	(10)(11)
Total Broadcasting & Subscription					$2,219	$1,340
Business Services
Access CIG, LLC	Second Lien Secured Debt	9.78% (3M L+875, 1.00% Floor)	10/17/22	$50,970	$49,054	$51,313	(16)
Active Network, LLC	Second Lien Secured Debt	10.50% (1M L+950, 1.00% Floor)	11/15/21	17,875	17,712	17,819	(10)
Appriss Holdings, Inc.	Second Lien Secured Debt	10.40% (3M L+925, 1.00% Floor)	05/21/21	23,309	23,057	23,309
Aptean, Inc.	Second Lien Secured Debt	10.50% (1M L+950, 1.00% Floor)	12/20/23	9,548	9,409	9,571	(10)
Electro Rent Corporation	Second Lien Secured Debt	10.00% (1M L+900, 1.00% Floor)	01/31/25	18,333	17,795	17,967	(9)
GCA Services Group, Inc.	Second Lien Secured Debt	10.05% (3M L+900, 1.00% Floor)	03/01/24	16,250	16,022	16,189	(10)
Institutional Shareholder Services, Inc.	Second Lien Secured Debt	9.61% (3M L+850, 1.00% Floor)	04/30/22	8,232	8,162	8,314
Ministry Brands, LLC	Second Lien Secured Debt	10.25% (1M L+925, 1.00% Floor)	06/02/23	10,000	9,856	9,851	(16)(23)
My Alarm Center, LLC	First Lien Secured Debt - Revolver	11.00% (P+700)	01/09/19	5,083	5,083	5,083	(16)(23)
	First Lien Secured Debt - Term Loan A	9.00% (1M L+800, 1.00% Floor)	01/09/19	28,035	28,035	28,035	(16)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2017
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)		Cost (28)	Fair Value (1) (29)
	First Lien Secured Debt - Term Loan B	9.00% (1M L+800, 1.00% Floor)	01/09/19		8,320	8,320	8,320	(16)(23)
	First Lien Secured Debt - Term Loan C	9.00% (1M L+800, 1.00% Floor)	01/09/19		3,554	3,554	3,554	(16)(23)
	First Lien Secured Debt - Unfunded Revolver	0.35% Unfunded	01/09/19		1,167	—	—	(16)(21)(23)
	First Lien Secured Debt - Unfunded Term Loan B	0.35% Unfunded	01/09/19		441	—	—	(16)(21)(23)
	First Lien Secured Debt - Unfunded Term Loan C	0.35% Unfunded	01/09/19		557	—	—	(16)(21)(23)
						44,992	44,992
Poseidon Merger Sub, Inc.	Second Lien Secured Debt	9.56% (3M L+850, 1.00% Floor)	08/15/23		18,000	17,568	18,000
PSI Services, LLC	First Lien Secured Debt	6.00% (1M L+500, 1.00% Floor)	01/20/23		7,698	7,511	7,508	(9)(16)
	First Lien Secured Debt - Revolver	6.00% (3M L+500, 1.00% Floor)	01/20/22		198	198	194	(9)(16)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	01/20/22		198	(10)	(5)	(8)(9)(16)(21)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	01/20/22		£47	—	—	(9)(16)(21)(23)
	Second Lien Secured Debt	10.00% (1M L+900, 1.00% Floor)	01/20/24		25,714	24,964	24,950	(9)(16)
						32,663	32,647
SCM Insurance Services, Inc.	First Lien Secured Debt	9.25%	08/22/19	C$	39,480	33,387	25,527	(17)
Dodge Data/Skyline Data
Dodge Data & Analytics LLC	First Lien Secured Debt	9.94% (3M L+875, 1.00% Floor)	10/31/19		51,234	50,647	49,825
Skyline Data, News and Analytics LLC	Common Equity/Interest - Class A Common Unit	N/A	N/A		4,500,000 Shares	4,500	4,500	(13)
						55,147	54,325
Sterling Holdings Ultimate Parent, Inc.	Second Lien Secured Debt	9.40% (3M L+825, 1.00% Floor)	06/19/23		20,000	19,824	19,800
STG-Fairway Acquisitions, Inc.	Second Lien Secured Debt	10.30% (3M L+925, 1.00% Floor)	06/30/23		15,000	14,685	14,663
U.S. Security Associates Holdings, Inc.	Unsecured Debt	11.00%	07/28/18		135,000	135,000	135,000
Velocity Technology Solutions, Inc.	Second Lien Secured Debt	9.50% (3M L+825, 1.25% Floor)	09/28/20		16,500	16,298	16,335
Total Business Services						$520,631	$515,622
Chemicals, Plastics & Rubber
Avantor Performance Materials Holdings, LLC	First Lien Secured Debt - Letter of Credit	4.00%	03/10/18		$72	$1	$—	(16)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/10/22		4,928	(617)	(13)	(8)(16)(21)(23)
	Second Lien Secured Debt	9.25% (1M L+825, 1.00% Floor)	03/10/25		737	730	742	(10)(16)
	Second Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	03/10/25		892	(9)	—	(10)(16)(21)(23)
						105	729
Hare Bidco, Inc.	Second Lien Secured Debt	9.75% (3M L+875, 1.00% Floor)	08/01/24		€13,574	14,381	14,228
Maxus Capital Carbon SPE I, LLC	First Lien Secured Debt	5.22% PIK	12/31/18		59,305	59,305	50,585
Total Chemical, Plastics & Rubber						$73,791	$65,542
Consumer Goods – Durable
Sequential Brands Group, Inc.	Second Lien Secured Debt	9.83% (1M L+900)	07/01/22		$17,512	$17,319	$17,252	(17)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2017
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (28)	Fair Value (1) (29)
Sorenson Holdings, LLC	Common Equity/Interest - Membership Interests	N/A	N/A	587 Shares	—	231	(13)
	Unsecured Debt	13.85% Cash (13.85% PIK Toggle)	10/31/21	52	35	47	(10)(11)
					35	278
Total Consumer Goods - Durable					$17,354	$17,530
Containers, Packaging & Glass
Sprint Industrial Holdings, LLC	Second Lien Secured Debt	13.50% PIK	11/14/19	$16,707	$16,213	$9,297
TricorBraun Holdings, Inc.	First Lien Secured Debt - Revolver	6.25% (P+225)	11/30/21	960	960	960	(16)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/30/21	4,665	(472)	—	(16)(21)(23)
					488	960
Total Containers, Packaging & Glass					$16,701	$10,257
Diversified Investment Vehicles, Banking, Finance, Real Estate
Armor Holding II LLC	Second Lien Secured Debt	10.25% (3M L+900, 1.25% Floor)	12/26/20	$8,000	$7,906	$8,000	(10)
AIC SPV Holdings I, LLC (4)(15)	Common Equity/Interest - Membership Interests	N/A	N/A	N/A	69,040	24,285	(17)(23)
Craft 2013-1	Structured Products and Other - Credit-Linked Note	9.98% (3M L+925)	04/17/22	7,625	7,694	7,625	(16)(17)
	Structured Products and Other - Credit-Linked Note	10.31% (3M L+925)	04/17/22	25,000	25,013	25,000	(11)(16)(17)
					$32,707	$32,625
Craft 2014-1A	Structured Products and Other - Credit-Linked Note	10.89% (3M L+965)	05/15/21	$42,500	$42,376	$41,820	(11)(17)
Craft 2015-2	Structured Products and Other - Credit-Linked Note	10.31% (3M L+925)	01/16/24	26,000	25,827	25,389	(11)(17)
Golden Bear 2016-R, LLC (3)(4)	Structured Products and Other - Membership Interests	N/A	09/20/42	N/A	16,459	17,066	(17)(22)
Ivy Hill Middle Market Credit Fund IX, Ltd. (3)(4)	Structured Products and Other - Subordinated Notes	13.34%	10/18/25	12,500	9,158	9,537	(11)(17)(22)
Ivy Hill Middle Market Credit Fund X, Ltd. (3)(4)	Structured Products and Other - Subordinated Notes	11.25%	07/18/27	14,000	11,078	10,841	(11)(17)(22)
Total Diversified Investment Vehicles, Banking, Finance, Real Estate					$214,551	$169,563
Education
Delta/Gryphon
Delta Career Education Corporation	Preferred Equity - Super Senior Preferred Stock A	N/A	N/A	7,812 Shares	$7,049	$—	(13)
	Preferred Equity - Super Senior Preferred Stock B	N/A	N/A	10,585 Shares	8,788	—	(13)
	Preferred Equity - Super Senior Preferred Stock C	N/A	N/A	23,769 Shares	20,665	—	(13)
Gryphon Colleges Corp.	Common Equity/Interest - Common Stock	N/A	N/A	17,500 Shares	175	—	(13)
	Preferred Equity - Preferred Stock	13.50% PIK	N/A	12,360 Shares	27,685	—	(13)(14)
	Preferred Equity - Preferred Stock	12.50% PIK	N/A	332,500 Shares	6,863	—	(13)(14)
	Warrants - Class A-1 Preferred Stock Warrants	N/A	N/A	45,947 Warrants	460	—	(13)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2017
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (28)	Fair Value (1) (29)
	Warrants - Class B-1 Preferred Stock Warrants	N/A	N/A	104,314 Warrants	1,043	—	(13)
	Warrants - Common Stock Warrants	N/A	N/A	9,820 Warrants	98	—	(13)
Total Education					$72,826	$—
Energy – Electricity
AMP Solar Group, Inc. (4)	Common Equity/Interest - Class A Common Unit	N/A	N/A	243,646 Shares	$10,000	$4,687	(13)(17)
Renew Financial
Renew Financial LLC (f/k/a Renewable Funding, LLC) (4)	Preferred Equity - Series B Preferred Stock	N/A	N/A	1,505,868 Shares	8,343	19,383	(13)
	Preferred Equity - Series D Preferred Stock	N/A	N/A	436,689 Shares	5,568	6,254	(13)
Renew JV LLC (4)	Common Equity/Interest - Membership Interests	N/A	N/A	1,959,906 Shares	1,960	4,701	(13)(17)
					15,871	30,338
Solarplicity Group
Solarplicity Group Limited (3)(4)	Common Equity/Interest - Class B Common Shares	N/A	N/A	2,825 Shares	2,472	—	(2)(13)(17)(26)
	First Lien - Secured Debt	8.00% Cash (8.00% PIK Toggle)	11/30/22	£125,468	146,598	119,426	(17)
Solarplicity UK Holdings Limited (4)	Common Equity/Interest - Ordinary Shares	N/A	N/A	2,825 Shares	3	4,952	(2)(13)(17)
	Unsecured Debt	8.00% Cash (8.00% PIK Toggle)	02/24/22	£2,000	2,499	2,501	(17)
					151,572	126,879
Sungevity Inc.	Preferred Equity - Series D Preferred Stock	N/A	N/A	114,678,899 Shares	4,409	$—	(13)
Westinghouse Electric Co LLC	First Lien Secured Debt	7.25% (1M L+625, 1.00% Floor)	03/31/18	$17,500	17,064	17,064	(9)(16)
	First Lien Secured Debt	0.50% Unfunded	03/31/18	22,500	—	—	(9)(21)
					17,064	17,064
Total Energy – Electricity					$198,916	$178,968
Energy – Oil & Gas
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.) (5)	Common Equity/Interest - Common Stock	N/A	N/A	5,000,000 Shares	$30,078	$18,862	(13)
	First Lien Secured Debt	8.00% Cash (10.00% PIK Toggle)	03/29/19	$10,000	10,000	10,000	(16)(23)
	Second Lien Secured Debt	10.00% PIK Toggle (8.00% Cash)	03/29/21	27,617	27,617	27,617	(16)
					67,695	56,479
Pelican Energy, LLC (4)	Common Equity/Interest - Membership Interests	N/A	N/A	1,228 Shares	1,099	—	(13)(17)
	First Lien Secured Debt	10.00% PIK Toggle (10.00% Cash)	12/31/18	31,141	26,665	15,417	(14)(17)
					27,764	15,417
SHD Oil & Gas, LLC (5)	Common Equity/Interest - Series A Units	N/A	N/A	7,600,000 Shares	1,412	—	(13)
	First Lien Secured Debt - Tranche A Note	14.00% (8.00% Cash plus 6.00% PIK)	12/31/19	40,891	40,891	40,891	(16)
	First Lien Secured Debt - Tranche B Note	14.00% PIK	12/31/19	63,697	44,380	32,793	(14)(16)
	First Lien Secured Debt - Tranche C Note	12.00%	12/31/19	6,750	6,750	6,750	(16)(23)
	First Lien Secured Debt - Unfunded Tranche C Note	0.00% Unfunded	12/31/19	11,250	—	—	(16)(21)(23)
					93,433	80,434

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2017
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (28)	Fair Value (1) (29)
Venoco, Inc. (4)	Common Equity/Interest - LLC Units	N/A	N/A	192,177 Shares	40,517	—	(13)
	Unsecured Debt	10.00% PIK	07/25/17	338	337	—
	Warrants - Series A Warrants	N/A	N/A	23,125 Warrants	48,170	—	(13)
					89,024	—
Total Energy – Oil & Gas					$277,916	$152,330
Environmental Industries
LVI Group Investments, LLC (3)(4)	Common Equity/Interest - Common Units	N/A	N/A	212,460 Shares	$17,505	$—	(13)
Total Environmental Industries					$17,505	$—
Food & Grocery
Grocery Outlet, Inc.	Second Lien Secured Debt	9.40% (3M L+825, 1.00% Floor)	10/21/22	$25,000	$24,713	$25,094	(10)
Total Food & Grocery					$24,713	$25,094
Healthcare & Pharmaceuticals
Aptevo Therapeutics Inc.	First Lien Secured Debt	8.38% (1M L+760)	02/01/21	$8,571	$8,605	$8,419	(9)(16)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	02/01/21	6,429	(27)	114	(9)(16)(21)(23)
					8,578	8,533
BioClinica Holding I, LP	Second Lien Secured Debt	9.25% (1M L+825, 1.00% Floor)	10/21/24	24,612	24,144	24,474	(10)
Clothesline Holdings, Inc.	Common Equity/Interest - Common Stock	N/A	N/A	6,000 Shares	6,000	—	(13)
Elements Behavioral Health, Inc.	Second Lien Secured Debt	13.04% (3M L+1200 PIK, 1.00% Floor)	02/11/20	11,192	11,141	9,289
Endologix, Inc.	First Lien Secured Debt - Unfunded Revolver	N/A	07/29/20	5,000	(21)	(25)	(8)(9)(17)(21)(23)
Invuity, Inc.	First Lien Secured Debt	8.00% (1M L+650, 1.50% Floor)	03/01/22	6,667	6,558	6,539	(9)(16)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	03/01/22	3,333	(16)	(64)	(8)(9)(16)(21)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/01/22	2,000	(9)	(10)	(8)(9)(16)(21)(23)
	Warrants - Warrants	N/A	N/A	16,873 Warrants	80	94	(9)
					6,613	6,559
Lanai Holdings III, Inc.	Second Lien Secured Debt	9.50% (1M L+850, 1.00% Floor)	08/28/23	17,391	16,907	17,217	(10)
Novadaq Technologies Inc.	First Lien Secured Debt	7.98% (1M L+720, 0.50% Floor)	01/01/22	3,333	3,324	3,325	(9)(16)(17)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	01/01/22	6,666	(32)	(18)	(8)(9)(16)(17)(21)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	01/01/22	3,000	(14)	(14)	(8)(9)(16)(17)(21)(23)
					3,278	3,293
Oxford Immunotec, Inc.	First Lien Secured Debt	8.38% (1M L+760)	10/01/21	9,750	9,752	9,756	(9)(16)(17)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	10/01/21	1,000	(5)	(5)	(8)(9)(16)(17)(21)(23)
					9,747	9,751
PetVet Care Centers, LLC	Second Lien Secured Debt	9.65% (3M L+850, 1.00% Floor)	06/17/21	13,500	13,120	13,298
Wright Medical Group, Inc.	First Lien Secured Debt - Revolver	5.03% (1M L+425, 0.75% Floor)	12/23/21	10,000	10,000	9,900	(9)(16)(17)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/23/21	40,000	(302)	(400)	(8)(9)(16)(17)(21)(23)
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2017
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (28)	Fair Value (1) (29)
					9,698	9,500
Total Healthcare & Pharmaceuticals					$109,205	$101,889
High Tech Industries
ChyronHego Corporation	First Lien Secured Debt	7.43% (1M L+643, 1.00% Floor)	03/09/20	$36,208	$35,697	$35,484	(18)
ECN Holding Company (Emergency Communications Network)	First Lien Secured Debt	9.50% (2M L+850, 1.00% Floor)	06/12/21	22,190	21,944	22,040	(16)(18)
LabVantage Solutions
LabVantage Solutions Inc.	First Lien Secured Debt	9.00% (3M L+800, 1.00% Floor)	12/29/20	14,438	14,085	14,293
LabVantage Solutions Limited	First Lien Secured Debt	9.00% (3M E+800, 1.00% Floor)	12/29/20	€13,226	13,852	14,004	(16)(17)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/29/20	€3,435	(90)	(37)	(8)(16)(17)(21)(23)
					27,847	28,260
MSC Software Corp.	Second Lien Secured Debt	8.50% (1M L+750, 1.00% Floor)	05/31/21	13,448	13,359	13,464	(17)
Nextech Systems, LLC	First Lien Secured Debt	8.40% (3M L+725, 1.00% Floor)	06/22/21	21,716	21,256	21,282	(18)
Saba Software, Inc.	First Lien Secured Debt	9.00% (1M L+800, 1.00% Floor)	03/30/21	9,825	9,825	9,825	(18)
Telestream Holdings Corporation	First Lien Secured Debt	7.61% (3M L +645, 1.00% Floor)	01/15/20	37,119	36,745	36,376	(18)
Tibco Software Inc.	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/05/19	6,000	(32)	(839)	(8)(21)(23)
Total High Tech Industries					$166,641	$165,892
Hotel, Gaming, Leisure, Restaurants
GFRC Holdings LLC	Common Equity/Interest - Membership Interests	N/A	N/A	2,500,000 Shares	$—	$—	(13)
	First Lien Secured Debt	10.50% (1M L+900 Cash (L+900 PIK Toggle), 1.50% Floor)	02/01/22	$2,500	2,500	2,375
					2,500	2,375
SMG	Second Lien Secured Debt	9.40% (3M L+825, 1.00% Floor)	02/27/21	19,649	19,649	19,625
Total Hotel, Gaming, Leisure, Restaurants					$22,149	$22,000
Insurance
Alliant Holdings Intermediate, LLC	First Lien Secured Debt - Letter of Credit	3.375%	04/24/17	$37	$—	$(2)	(8)(16)(23)
	First Lien Secured Debt - Letter of Credit	3.375%	05/04/17	8	—	—	(8)(16)(23)
	First Lien Secured Debt - Letter of Credit	3.375%	06/30/17	17	—	(1)	(8)(16)(23)
	First Lien Secured Debt - Letter of Credit	3.375%	07/29/17	80	—	(4)	(8)(16)(23)
	First Lien Secured Debt - Letter of Credit	3.375%	10/03/17	8	—	—	(8)(16)(23)
	First Lien Secured Debt - Letter of Credit	3.375%	11/30/17	38	—	(2)	(8)(16)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/14/20	14,812	(1,152)	(697)	(8)(16)(21)(23)
					(1,152)	(706)
Confie Seguros Holding II Co.	Second Lien Secured Debt	10.25% (1M L+900, 1.25% Floor)	05/08/19	22,344	22,276	22,260	(10)
Asurion Corporation	Second Lien Secured Debt	8.50% (1M L+750, 1.00% Floor)	03/03/21	39,590	39,404	40,167	(10)
Total Insurance					$60,528	$61,721
Manufacturing, Capital Equipment
MedPlast Holdings Inc.	Second Lien Secured Debt	9.78% (3M L+875, 1.00% Floor)	06/06/23	$8,000	$7,800	$7,800

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2017
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (28)	Fair Value (1) (29)
MW Industries, Inc.	Second Lien Secured Debt	10.40% (3M L+925, 1.00% Floor)	12/28/20	20,000	19,569	20,100	(10)
Power Products, LLC	Second Lien Secured Debt	10.34% (3M L+900, 1.00% Floor)	12/20/23	37,500	36,239	36,847	(9)
Total Manufacturing, Capital Equipment					$63,608	$64,747
Media – Diversified & Production
SESAC Holdco II LLC	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	02/23/22	$587	$(52)	$(44)	(8)(16)(21)(23)
	Second Lien Secured Debt	8.25% (3M L+725, 1.00% Floor)	02/24/25	3,241	3,209	3,254	(10)(16)
Total Media – Diversified & Production					$3,157	$3,210
Metals & Mining
Magnetation, LLC	First Lien Secured Debt	9.15% (3M L+800 Cash (PIK Toggle))	12/31/19	$2,081	$2,050	$705	(14)(16)
	First Lien Secured Debt	12.00% PIK	12/31/19	12,527	10,378	—	(14)(16)
Total Metals & Mining					$12,428	$705
Telecommunications
UniTek Global Services Inc.	First Lien Secured Debt	11.50% (P+750)	01/13/19	$10,000	$10,000	$10,000	(16)
	First Lien Secured Debt	9.65% (3M L+750 Cash plus 1.00% PIK, 1.00% Floor)	01/13/19	32,367	32,366	33,013	(16)
	First Lien Secured Debt	9.65% (3M L+750 Cash plus 1.00% PIK, 1.00% Floor)	01/13/19	1,709	1,709	1,709	(16)
	First Lien Secured Debt - Letter of Credit	7.50%	01/13/19	7,762	—	—	(16)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	01/13/19	5,000	—	—	(16)(21)(23)
	Unsecured Debt	15.00% PIK	07/13/19	8,547	8,547	8,717	(16)
					52,622	53,439
Wave Holdco Merger Sub, Inc.	Second Lien Secured Debt	10.25% (1M L+925, 1.00% Floor)	05/27/23	10,000	9,768	9,874
Total Telecommunication					$62,390	$63,313
Transportation – Cargo, Distribution
American Tire
Accelerate Parent Corp.	Common Equity/Interest - Common Stock	N/A	N/A	1,664,046 Shares	$1,714	$1,730	(13)
American Tire Distributors, Inc.	Unsecured Debt	10.25%	03/01/22	$14,741	14,808	15,119	(10)(11)
					16,522	16,849
Dynamic Product Tankers, LLC (5)	Common Equity/Interest - Class A Units	N/A	N/A	—	48,106	42,644	(17)(24)
	First Lien Secured Debt - Letter of Credit	2.25%	09/20/17	2,250	—	—	(17)(23)
					48,106	42,644
MSEA Tankers LLC (5)	Common Equity/Interest - Class A Units	N/A	N/A	N/A	74,450	72,797	(17)(25)
TMK Hawk Parent, Corp.	Second Lien Secured Debt	8.50% (1M L+750, 1.00% Floor)	10/01/22	34,000	33,745	33,830
Total Transportation – Cargo, Distribution					$172,823	$166,120
Utilities – Electric
Asset Repackaging Trust Six B.V.	Structured Products and Other	13.11%	05/18/27	$58,411	$25,637	$29,615	(11)(17)(19)
Total Utilities – Electric					$25,637	$29,615
Total Investments before Cash Equivalents					$2,605,423	$2,316,708	(10)
J.P. Morgan U.S. Government Money Market Fund	N/A	N/A	N/A	$9,783	$9,783	$9,783	(27)
Total Investments after Cash Equivalents					$2,615,206	$2,326,491	(6)(7)

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

(10)
Other than the investments noted by this footnote, the fair value of the Company’s investments is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 2 within the notes to the Financial Statements for more information regarding ASC 820, Fair Value Measurements (“ASC 820”).

(11)
These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.

(12)	Par amount is denominated in USD unless otherwise noted, Euro (“€”), British Pound (“£”), and Canadian Dollar (“C$”).

(13)	Non-income producing security.

(14)	Non-accrual status (Note 2).

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

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2017
(In thousands, except share data)

(28)	The following shows the composition of the Company’s portfolio at cost by control designation, investment type and by industry as of March 31, 2017:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Non-Controlled / Non-Affiliated Investments
Advertising, Printing & Publishing	$15,773	$9,951	$—	$—	$—	$—	$—	$25,724
Aerospace & Defense	—	21,297	—	—	—	—	—	21,297
Automotive	—	29,425	—	—	—	—	—	29,425
Broadcasting & Subscription	—	2,219	—	—	—	—	—	2,219
Business Services	136,726	244,405	135,000	—	—	4,500	—	520,631
Chemicals, Plastics & Rubber	58,689	15,102	—	—	—	—	—	73,791
Consumer Goods – Durable	—	17,319	35	—	—	—	—	17,354
Containers, Packaging & Glass	488	16,213	—	—	—	—	—	16,701
Diversified Investment Vehicles, Banking, Finance, Real Estate	—	7,906	—	100,910	—	—	—	108,816
Education	—	—	—	—	71,050	175	1,601	72,826
Energy – Electricity	17,064	—	—	—	4,409	—	—	21,473
Food & Grocery	—	24,713	—	—	—	—	—	24,713
Healthcare & Pharmaceuticals	37,811	65,312	—	—	—	6,002	80	109,205
High Tech Industries	153,282	13,359	—	—	—	—	—	166,641
Hotel, Gaming, Leisure, Restaurants	2,500	19,649	—	—	—	—	—	22,149
Insurance	(1,152)	61,680	—	—	—	—	—	60,528
Manufacturing, Capital Equipment	—	63,608	—	—	—	—	—	63,608
Media – Diversified & Production	(52)	3,209	—	—	—	—	—	3,157
Metals & Mining	12,428	—	—	—	—	—	—	12,428
Telecommunications	44,076	9,768	8,546	—	—	—	—	62,390
Transportation – Cargo, Distribution	—	33,746	14,809	—	—	1,712	—	50,267
Utilities – Electric	—	—	—	25,637	—	—	—	25,637
Total Non-Controlled / Non-Affiliated Investments	$477,633	$658,881	$158,390	$126,547	$75,459	$12,389	$1,681	$1,510,980
Non-Controlled / Affiliated Investments
Diversified Investment Vehicles, Banking, Finance, Real Estate	$—	$—	$—	$36,695	$—	$69,040	$—	$105,735
Energy – Electricity	146,598	—	2,499	—	13,911	14,435	—	177,443
Energy – Oil & Gas	26,665	—	337	—	—	41,616	48,170	116,788
Environmental Industries	—	—	—	—	—	17,505	—	17,505
Total Non-Controlled / Affiliated Investments	$173,263	$—	$2,836	$36,695	$13,911	$142,596	$48,170	$417,471
Controlled Investments
Aviation and Consumer Transport	374,084	—	—	—	—	19,204	—	393,288
Energy – Oil & Gas	102,021	27,617	—	—	—	31,490	—	161,128
Transportation – Cargo, Distribution	—	—	—	—	—	122,556	—	122,556
Total Controlled Investments	$476,105	$27,617	$—	$—	$—	$173,250	$—	$676,972
Total	$1,127,001	$686,498	$161,226	$163,242	$89,370	$328,235	$49,851	$2,605,423

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2017
(In thousands, except share data)

(29)	The following shows the composition of the Company’s portfolio at fair value by control designation, investment type and by industry as of March 31, 2017:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Non-Controlled / Non-Affiliated Investments
Advertising, Printing & Publishing	$16,237	$10,023	$—	$—	$—	$—	$—	$26,260	1.7%
Aerospace & Defense	—	22,246	—	—	—	—	—	22,246	1.5%
Automotive	—	29,849	—	—	—	—	—	29,849	2.0%
Broadcasting & Subscription	—	1,340	—	—	—	—	—	1,340	0.1%
Business Services	128,042	248,080	135,000	—	—	4,500	—	515,622	34.7%
Chemicals, Plastics & Rubber	50,572	14,970	—	—	—	—	—	65,542	4.4%
Consumer Goods – Durable	—	17,252	47	—	—	231	—	17,530	1.2%
Containers, Packaging & Glass	960	9,297	—	—	—	—	—	10,257	0.7%
Diversified Investment Vehicles, Banking, Finance, Real Estate	—	8,000	—	99,834	—	—	—	107,834	7.3%
Energy – Electricity	17,064	—	—	—	—	—	—	17,064	1.2%
Food & Grocery	—	25,094	—	—	—	—	—	25,094	1.7%
Healthcare & Pharmaceuticals	37,517	64,278	—	—	—	—	94	101,889	6.9%
High Tech Industries	152,427	13,465	—	—	—	—	—	165,892	11.2%
Hotel, Gaming, Leisure, Restaurants	2,375	19,625	—	—	—	—	—	22,000	1.5%
Insurance	(706)	62,427	—	—	—	—	—	61,721	4.2%
Manufacturing, Capital Equipment	—	64,747	—	—	—	—	—	64,747	4.4%
Media – Diversified & Production	(44)	3,254	—	—	—	—	—	3,210	0.2%
Metals & Mining	705	—	—	—	—	—	—	705	—%
Telecommunications	44,722	9,874	8,717	—	—	—	—	63,313	4.3%
Transportation – Cargo, Distribution	—	33,830	15,119	—	—	1,730	—	50,679	3.4%
Utilities – Electric	—	—	—	29,615	—	—	—	29,615	2.0%
Total Non-Controlled / Non-Affiliated Investments	$449,871	$657,651	$158,883	$129,449	$—	$6,461	$94	$1,402,409	94.6%
% of Net Assets	30.4%	44.4%	10.7%	8.7%	—%	0.4%	—%	94.6%
Non-Controlled / Affiliated Investments
Diversified Investment Vehicles, Banking, Finance, Real Estate	$—	$—	$—	$37,444	$—	$24,285	$—	$61,729	4.2%
Energy – Electricity	119,426	—	2,501	—	25,637	14,340	—	161,904	10.9%
Energy – Oil & Gas	15,417	—	—	—	—	—	—	15,417	1.0%
Total Non-Controlled / Affiliated Investments	$134,843	$—	$2,501	$37,444	$25,637	$38,625	$—	$239,050	16.1%
% of Net Assets	9.1%	—%	0.2%	2.5%	1.7%	2.6%	—%	16.1%
Controlled Investments
Aviation and Consumer Transport	$374,084	$—	$—	$—	$—	$48,811	$—	$422,895	28.6%
Energy – Oil & Gas	90,434	27,617	—	—	—	18,862	—	136,913	9.2%
Transportation – Cargo, Distribution	—	—	—	—	—	115,441	—	115,441	7.8%
Total Controlled Investments	$464,518	$27,617	$—	$—	$—	$183,114	$—	$675,249	45.6%
% of Net Assets	31.3%	1.9%	—%	—%	—%	12.4%	—%	45.6%
Total	$1,049,232	$685,268	$161,384	$166,893	$25,637	$228,200	$94	$2,316,708	156.3%
% of Net Assets	70.8%	46.3%	10.9%	11.2%	1.7%	15.4%	—%	156.3%

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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share and per share data)

Note 1. Organization
Apollo Investment Corporation (the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” or “our”), a Maryland corporation incorporated on February 2, 2004, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We commenced operations on April 8, 2004 receiving net proceeds of $870,000 from our initial public offering by selling 62 million shares of common stock at a price of $15.00 per share. Since then, and through December 31, 2017, we have raised approximately $2,210,067 in net proceeds from additional offerings of common stock and repurchased common stock for $108,957.
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
Under the 1940 Act, ASC 946, and the regulations pursuant to Article 6 of Regulation S-X, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit us. Consequently, as of December 31, 2017, the Company consolidated some special purposes entities. These special purposes entities only hold investments of the Company and have no other significant asset and liabilities. All significant intercompany transactions and balances have been eliminated in consolidation.
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
Cash and cash equivalents are carried at cost which approximates fair value. Cash equivalents held as of December 31, 2017 was $12,222. Cash equivalents held as of March 31, 2017 was $9,783.
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

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides an independent assessment of value. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. During the nine months ended December 31, 2017, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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
The Company records origination and other expenses related to its debt obligations as deferred financing costs. The deferred financing cost for all outstanding debt is presented as a direct deduction from the carrying amount of the related debt liability, except that incurred under the Senior Secured Facility (as defined in Note 8), which the Company presents as an asset on the Statements of Assets and Liabilities. These expenses are deferred and amortized as part of interest expense using the straight-line method over the stated life of the obligation which approximates the effective yield method. In the event that we modify or extinguish our debt before maturity, the Company follows the guidance in ASC 470-50, Modification and Extinguishments (“ASC 470-50”). For modifications to or exchanges of our Senior Secured Facility (as defined in Note 8), any unamortized deferred financing costs relating to lenders who are not part of the new lending group are expensed. For extinguishments of our senior secured notes and senior unsecured notes, any unamortized deferred financing costs are deducted from the carrying amount of the debt in determining the gain or loss from the extinguishment.
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
Federal and State Income Taxes
We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through December 31, 2017 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ending March 31, 2018. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.
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
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the financial statements. As of December 31, 2017, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2014 remain subject to examination by the Internal Revenue Service.

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
The same waiver was in effect for the year ended March 31, 2017.

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
The same waiver and calculation was in effect for the year ended March 31, 2017.
Incentive Fee on Cumulative Net Realized Gains
The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of our cumulative realized capital gains less cumulative realized capital losses, unrealized capital loss (unrealized loss on a gross investment-by-investment basis at the end of each calendar year) and all capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For accounting purposes only, we are required under GAAP to accrue a theoretical capital gains incentive fee based upon net realized capital gains and unrealized capital gain and loss on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no accrual for theoretical capital gains incentive fee for the three and nine months ended December 31, 2017 and 2016. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (the “Advisers Act”) or the Investment Advisory Agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the Investment Advisory Agreement which specifically excludes consideration of unrealized capital gain.

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
For the three and nine months ended December 31, 2017, the Company recognized $12,048 and $36,463, respectively, of management fees, and $7,484 and $23,433, respectively, of incentive fees before impact of waived fees. For the three and nine months ended December 31, 2016, the Company recognized $12,978 and $40,679, respectively, of management fees, and $5,670 and $16,063, respectively, of incentive fees before impact of waived fees. For the three and nine months ended December 31, 2017, management fees waived were $3,012 and $9,116, respectively, and incentive fees waived were $1,974 and $5,961, respectively. For the three and nine months ended December 31, 2016, management fees waived were $3,245 and $10,171, respectively, and incentive fees waived were $2,001 and $6,093, respectively.
As of December 31, 2017 and March 31, 2017, management and performance-based incentive fees payable were $18,576 and $16,306, respectively.
For the three and nine months ended December 31, 2017, the amount of incentive fees on PIK income for which payments have been deferred were $750 and $2,517, respectively. For the three and nine months ended December 31, 2016, the amount of incentive fees on PIK income for which payments have been deferred were $1,265 and $3,142, respectively. During the nine months ended December 31, 2017 and 2016, the Company reversed $411 and $8,292, respectively, of the deferred incentive fee payable related to PIK income which was deemed to be no longer realizable. The cumulative deferred incentive fee on PIK income included in management and performance-based incentive fee payable line of the Statements of Assets and Liabilities as of December 31, 2017 and March 31, 2017 were $4,475 and $2,317, respectively.
Administration Agreement with AIA
The Company has also entered into an administration agreement with the Administrator (the “Administration Agreement”) under which AIA provides administrative services for the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator and requested to be reimbursed by the Administrator in performing its obligations under the Administration Agreement. The expenses include rent and the Company’s allocable portion of compensation and other related expenses for its Chief Financial Officer, Chief Compliance Officer, Chief Legal Officer, Chief Accounting Officer, and their respective staffs. For the three and nine months ended December 31, 2017, the Company recognized administrative services expense under the Administration Agreement of $1,693 and $5,061, respectively. For the three and nine months ended December 31, 2016, the Company recognized administrative services expense under the Administration Agreement of $1,599 and $5,767, respectively. There was no payable to AIA and its affiliates for expenses paid on our behalf as of December 31, 2017 and March 31, 2017. Included in the prepaid expenses and other assets in the Statements of Assets and Liabilities as of December 31, 2017 and March 31, 2017 is a receivable due from AIA and its affiliates of $665 and $0, respectively, for expenses reimbursable to the Company.
Merx Aviation Finance, LLC
Merx Aviation Finance, LLC (“Merx”), a wholly-owned portfolio company of the Company, has also entered into an administration agreement with the Administrator (the “Merx Administration Agreement”) under which AIA provides administrative services to Merx. For the three and nine months ended December 31, 2017, the Company recognized expense reimbursements of $62 and $188 respectively, under the Merx Administration Agreement. For the three and nine months ended December 31, 2016, the Company recognized expense reimbursements of $62 and $188 respectively, under the Merx Administration Agreement.
The Company has also entered into an expense reimbursement agreement with Merx Aviation Finance Assets Ireland Limited, an affiliate of Merx, that will reimburse the Company for reasonable out-of-pocket expenses incurred, including any interest, fees or other amounts incurred by the Company in connection with letters of credit issued on its behalf. For the three and nine months ended December 31, 2017, the Company recognized expenses that were reimbursed under the expense reimbursement agreement of $23 and $65, respectively. For the three and nine months ended December 31, 2016, the Company recognized expenses that were reimbursed under the expense reimbursement agreement of $22 and $65, respectively.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

Dynamic Product Tankers, LLC and UniTek Global Services Inc. Expense Reimbursements
The Company has entered into expense reimbursement agreements with Dynamic Product Tankers, LLC and UniTek Global Services Inc. that will reimburse the Company for reasonable out-of-pocket expenses incurred, including any interest, fees or other amounts incurred by the Company in connection with letters of credit issued on their behalf. For the three and nine months ended December 31, 2017, the Company recognized expenses that were reimbursed under the expense reimbursement agreements of $63 and $191, respectively. For the three and nine months ended December 31, 2016, the Company recognized no reimbursable expenses under these expense reimbursement agreements.
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
Note 4. Earnings Per Share
The following table sets forth the computation of earnings per share (“EPS”), pursuant to ASC 260-10, for the three and nine months ended December 31, 2017 and 2016:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Earnings Per Share
Net increase in net assets resulting from operations	$5,833	$11,290	$66,402	$10,318
Weighted average shares outstanding	218,550,180	220,168,710	219,253,280	223,305,392
Earnings per share	$0.03	$0.05	$0.30	$0.05

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

Note 5. Investments
Fair Value Measurement and Disclosures
The following table shows the composition of our investment and derivative portfolio as of December 31, 2017, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$1,212,189	$1,169,317	$—	$—	$1,169,317
Second Lien Secured Debt	758,384	743,299	—	271,620	471,679
Unsecured Debt	106,851	107,677	—	15,229	92,448
Structured Products and Other	95,830	97,884	—	—	97,884
Preferred Equity	13,911	25,690	—	—	25,690
Common Equity/Interests	215,115	208,566	—	470	208,096
Warrants	180	129	—	—	129
Total Investments before Option Contracts and Cash Equivalents	$2,402,460	$2,352,562	$—	$287,319	$2,065,243
Purchased Put Options	$7,151	$2,043	$2,043	$—	$—
Written Call Options	(7,125)	(15,990)	(15,990)	—	—
Total Option Contracts	$26	$(13,947)	$(13,947)	$—	$—
Money Market Fund	$12,222	$12,222	$12,222	$—	$—
Total Cash Equivalents	$12,222	$12,222	$12,222	$—	$—
Total Investments after Option Contracts and Cash Equivalents	$2,414,708	$2,350,837	$(1,725)	$287,319	$2,065,243
The following table shows the composition of our investment portfolio as of March 31, 2017, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$1,127,001	$1,049,232	$—	$—	$1,049,232
Second Lien Secured Debt	686,498	685,268	—	238,496	446,772
Unsecured Debt	161,226	161,384	—	15,166	146,218
Structured Products and Other	163,242	166,893	—	—	166,893
Preferred Equity	89,370	25,637	—	—	25,637
Common Equity/Interests	328,235	228,200	—	—	228,200
Warrants	49,851	94	—	—	94
Total Investments before Cash Equivalents	$2,605,423	$2,316,708	$—	$253,662	$2,063,046
Money Market Fund	$9,783	$9,783	$9,783	$—	$—
Total Cash Equivalents	$9,783	$9,783	$9,783	$—	$—
Total Investments after Cash Equivalents	$2,615,206	$2,326,491	$9,783	$253,662	$2,063,046

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

The following table shows changes in the fair value of our Level 3 investments during the three months ended December 31, 2017:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of September 30, 2017	$1,128,390	$571,481	$92,071	$124,268	$25,779	$209,721	$105	$2,151,815
Net realized gains (losses)	(127)	—	—	1,716	—	3,815	—	5,404
Net change in unrealized gains (losses)	(4,228)	(9,332)	29	(909)	(89)	1,040	(76)	(13,565)
Net amortization on investments	996	495	—	101	—	—	—	1,592
Purchases, including capitalized PIK (3)	108,659	45,479	348	—	—	804	100	155,390
Sales (3)	(64,373)	(82,735)	—	(27,292)	—	(6,814)	—	(181,214)
Transfers out of Level 3 (1)	—	(53,709)	—	—	—	(470)	—	(54,179)
Transfers into Level 3 (1)	—	—	—	—	—	—	—	—
Fair value as of December 31, 2017	$1,169,317	$471,679	$92,448	$97,884	$25,690	$208,096	$129	$2,065,243

Net change in unrealized gains (losses) on Level 3 investments still held as of December 31, 2017	$(3,474)	$(8,319)	$29	$(1,403)	$(90)	$1,653	$(76)	$(11,680)
The following table shows changes in the fair value of our Level 3 investments during the nine months ended December 31, 2017:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of March 31, 2017	$1,049,232	$446,772	$146,218	$166,893	$25,637	$228,200	$94	$2,063,046
Net realized gains (losses)	(13,526)	48	(338)	1,716	(98,133)	(78,019)	(49,771)	(238,023)
Net change in unrealized gains (losses)	34,897	(12,707)	562	(1,596)	98,186	70,812	49,706	239,860
Net amortization on investments	2,751	1,591	—	290	—	35	—	4,667
Purchases, including capitalized PIK (3)	459,132	225,996	1,006	—	—	30,187	100	716,421
Sales (3)	(363,169)	(169,243)	(55,000)	(69,419)	—	(42,649)	—	(699,480)
Transfers out of Level 3 (1)	—	(34,123)	—	—	—	(470)	—	(34,593)
Transfers into Level 3 (1)	—	13,345	—	—	—	—	—	13,345
Fair value as of December 31, 2017	$1,169,317	$471,679	$92,448	$97,884	$25,690	$208,096	$129	$2,065,243

Net change in unrealized gains (losses) on Level 3 investments still held as of December 31, 2017	$5,694	$(10,888)	$225	$(1,537)	$53	$(12,965)	$(64)	$(19,482)
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

(2)	Includes unfunded commitments measured at fair value of $(2,525).

(3)	Includes reorganizations and restructuring of investments.

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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of December 31, 2017 and March 31, 2017. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.
The unobservable inputs used in the fair value measurement of our Level 3 investments as of December 31, 2017 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Secured Debt	$(951)	Broker Quoted	Broker Quote	N/A	N/A	N/A
	366,300	Discounted Cash Flow	Discount Rate	2.3%	14.4%	12.0%
	51,631	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	111,355	Recovery Analysis	Commodity Price	$52.00	$63.00	$60.09
	49,036	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
		Market Comparable Technique	Comparable Multiple	4.6x	4.6x	4.6x
	573	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
		Yield Analysis	Discount Rate	25.0%	25.0%	25.0%
	125,714	Transaction Price	Expected Proceeds	N/A	N/A	N/A
	465,659	Yield Analysis	Discount Rate	5.0%	13.9%	10.5%
Second Lien Secured Debt	45,454	Broker Quoted	Broker Quote	N/A	N/A	N/A
	9,934	Market Comparable Technique	Comparable Multiple	1.1x	7.8x	7.2x
	44,148	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	29,760	Recovery Analysis	Commodity Price	$56.00	$63.00	$62.24
	342,383	Yield Analysis	Discount Rate	10.9%	12.8%	12.1%
Unsecured Debt	2,705	Discounted Cash Flow	Discount Rate	35.0%	35.0%	35.0%
	89,743	Yield Analysis	Discount Rate	11.1%	16.8%	11.7%
Structured Products and Other	97,884	Discounted Cash Flow	Discount Rate	9.0%	11.0%	10.1%
Preferred Equity	25,690	Option Pricing Model	Expected Volatility	35.5%	35.5%	35.5%
Common Equity/Interests	169,736	Discounted Cash Flow	Discount Rate	9.1%	35.0%	13.4%
	6,610	Market Comparable Technique	Comparable Multiple	7.8x	11.1x	8.9x
	31,750	Recovery Analysis	Commodity Price	$52.00	$63.00	$59.38
	—	Transaction Price	Expected Proceeds	N/A	N/A	N/A
Warrants	129	Option Pricing Model	Expected Volatility	60.0%	60.0%	60.0%
Total Level 3 Investments	$2,065,243
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
Investment Transactions
For the three and nine months ended December 31, 2017, purchases of investments on a trade date basis were $198,355 and $806,034, respectively. For the three and nine months ended December 31, 2016, purchases of investments on a trade date basis were $201,309 and $451,657, respectively.
For the three and nine months ended December 31, 2017, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $204,800 and $796,545, respectively. For the three and nine months ended December 31, 2016, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $195,322 and $749,792, respectively.
PIK Income
The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the three and nine months ended December 31, 2017, PIK income earned was $5,775 and $17,554, respectively. During the three and nine months ended December 31, 2016, PIK income earned was $8,603 and $22,047, respectively.
The following table shows the change in capitalized PIK balance for the three and nine months ended December 31, 2017 and 2016:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
PIK balance at beginning of period	$27,696	$93,273	$53,262	$73,409
PIK income capitalized	2,129	1,639	12,630	22,787
Adjustments due to investments exited or written off	—	(6,192)	(35,697)	(6,192)
PIK income received in cash	—	(1,606)	(370)	(2,890)
PIK balance at end of period	$29,825	$87,114	$29,825	$87,114

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

Dividend Income
The Company holds structured products and other investments. The CLO equity investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The Company records as dividend income the accretable yield from its beneficial interests in structured products such as CLOs based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. During the three and nine months ended December 31, 2017, dividend income from structured products was $392 and $2,461, respectively. During the three and nine months ended December 31, 2016, dividend income from structured products was $3,593 and $9,292, respectively.
Investments on Non-Accrual Status
As of December 31, 2017, 2.4% of total investments at amortized cost, or 1.5% of total investments at fair value, were on non-accrual status. As of March 31, 2017, 7.0% of total investments at amortized cost, or 3.0% of total investments at fair value, were on non-accrual status.
Unconsolidated Significant Subsidiary
The following unconsolidated subsidiary is considered a significant subsidiary under SEC Regulation S-X Rule 10-01(b)(1) and Regulation S-X Rule 4-08(g) as of December 31, 2017. Accordingly, summarized, unaudited, comparative financial information is presented below for the unconsolidated significant subsidiary.
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

	Nine Months Ended December 31,
	2017	2016
Net revenue	$85,164	$95,839
Net operating income	50,685	56,700
Earnings before taxes	19,983	8,040
Net profit	19,833	7,551
Note 6. Derivative Instruments
In the normal course of business, the Company enters into derivative instruments which serve as components of the Company’s investment strategies and are utilized primarily to structure the portfolio to economically match the investment strategies of the Company. These instruments are subject to various risks, similar to non-derivative instruments, including market, credit and liquidity risks. The Investment Adviser manages these risks on an aggregate basis along with the risks associated with the Company’s investing activities as part of its overall risk management policy.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

Written Call Options
Written call options obligate the Company to buy within a limited time, a financial instrument, commodity or currency at a contracted price that may also be settled in cash, based on differentials between specified indices or prices. When the Company writes a call option, an amount equal to the premium received by the Company is treated as a liability. The amount of the liability is subsequently marked-to-market to reflect the current market value of the written call option. If an option which the Company has written either expires unexercised on its stipulated expiration date or the Company enters into a closing purchase transaction, the Company realizes a gain or loss (if the cost of a closing purchase transaction is less than or exceeds, respectively, the premium received when the option was written) without regard to any unrealized gain or loss on the underlying security or derivative instrument, and the liability related to such option is extinguished. If a call option which the Company has written is exercised, the Company recognizes a realized gain or loss from the sale of the underlying security or derivative instrument and the proceeds from the sale are increased by the premium originally received. In writing a call option, the Company bears the market risk of an unfavorable change in the price, potentially unlimited in amount, of the derivative instrument or security underlying the written call option.
Credit Default Swaps
Credit default swap contracts (“CDS”) represent agreements in which one party, the protection buyer, pays a fixed fee, the premium, in return for a payment by the other party, the protection seller, contingent upon a specified default event relating to the underlying reference asset or pool of assets. The valuation of the swaps for the approximate net amount to be received or paid (i.e., the fair value) is marked to market either by using pricing vendor quotations, counterparty prices or model prices, and such valuations are based on the fair value of the underlying security, current credit spreads for the referenced obligation of the underlying issuer relative to the terms of the contract, current interest rates, interest accrual through the valuation date and certain other factors. We held no credit default swap contracts as of December 31, 2017 and March 31, 2017.
The net amount received/paid during the life of the swap is included in net realized gain (loss) from credit default swaps, and changes in unrealized gain (loss) of these swaps, including accrual of periodic interest payments, are reflected in net change in unrealized gain (loss) on credit default swaps in the Statements of Operations. Entering into swaps involves varying degrees of risk, including the possibility that there is no liquid market for the contracts, the counterparty to the swap may default on its obligation to perform and there may be unfavorable changes in the credit spreads of the underlying financial instruments.
The following table sets forth the gross fair value of derivative contracts, by major risk type, as of December 31, 2017. The table also includes information on the volume of derivatives based on the base notional value of option contracts open at December 31, 2017. We held no derivative instruments as of March 31, 2017.

	December 31, 2017
Underlying Risk Type	Base Notional Assets	Derivative Assets Fair Value	Base Notional Liabilities	Derivative Liabilities Fair Value
Commodity:
Purchased Put Options	$153,450	$2,043	$—	$—
Written Call Options	—	—	(195,949)	(15,990)
The volume of derivatives presented in the table above is representative of activities from September 6, 2017, when the Company started re-entering into these derivatives, through December 31, 2017.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

The effect of transactions in derivative instruments to the Statements of Operations during the three and nine months ended December 31, 2017 and 2016 were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Net Change in Unrealized Losses on Derivatives
Purchased Put Options	$(4,071)	$(1,696)	$(5,108)	$(1,696)
Written Call Options	(8,029)	(1,562)	(8,865)	(1,562)
Credit Default Swaps	—	(788)	—	(788)
Net Change in Unrealized Losses on Derivatives	$(12,100)	$(4,046)	$(13,973)	$(4,046)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Net Realized Losses on Derivatives
Purchased Put Options	$(1,210)	$—	$(1,215)	$—
Written Call Options	596	—	596	—
Credit Default Swaps	—	—	—	—
Net Realized Losses on Derivatives	$(614)	$—	$(619)	$—
The Company’s CDS are entered into on an over-the-counter basis pursuant to a master agreement in the form promulgated by the International Swaps and Derivatives Association, Inc. (together with related documentation, including a schedule thereto and one or more trade confirmations thereunder, the “ISDA”). In very limited circumstances, the Company’s CDS counterparty has the right to terminate early all (but not fewer than all) transactions governed by the ISDA and close out all such transactions on a net basis at their then-current market value. The CDS would be included in those transactions subject to such a termination right.

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
Note 7. Offsetting Assets and Liabilities
The Company entered into centrally cleared derivative contracts under Chicago Mercantile Exchange (“CME”). Upon entering into the centrally cleared derivative contracts, the Company is required to deposit with the relevant clearing organization cash or securities, which is referred to as the initial margin. Cash deposited as initial margin is reported as cash collateral on the Statements of Assets and Liabilities. Centrally cleared derivative contracts entered into under CME are considered settled-to-market contracts where daily variation margin posted is legally characterized as a settlement payment as opposed to collateral. The settlement payment does not terminate the derivative contract and the contract will continue to exist with no changes to its terms. Daily changes in fair value are recorded as a payable or receivable on the Statements of Assets and Liabilities as variation margin.

The Company has elected not to offset assets and liabilities in the Statements of Assets and Liabilities that may be received or paid as part of collateral arrangements, even when an enforceable master netting arrangement or other agreement is in place that provides the Company, in the event of counterparty default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations. The following table presents both gross and net information about derivative instruments eligible for offset in the Statements of Assets and Liabilities as of December 31, 2017.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

Counterparty	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Statements of Assets and Liabilities	Net Amounts Presented in the Statements of Assets and Liabilities		Gross Amounts Not Offset in the Statements of Assets and Liabilities
					Financial Instruments	Cash Collateral		Net Amounts
CME Group:
Variation Margin	(916)	—	(916)	(a)	—	916	(b)	—
___________________

(a)
The variation margin payable on option contracts is the result of purchased put options and written call options that are settled-to-market with a fair value of $2,043 and ($15,990), respectively, as of December 31, 2017, offset against the variation margin posted with the CME amounting to $13,031.

(b)	Per GAAP disclosure requirements, the table above does not include excess cash collateral paid in the amount of $4,631.
Note 8. Debt and Foreign Currency Transactions and Translations
The Company’s outstanding debt obligations as of December 31, 2017 were as follows:

	Date Issued/Amended	Total Aggregate Principal Amount Committed	Principal Amount Outstanding		Fair Value		Final Maturity Date
Senior Secured Facility	12/22/2016	$1,190,000	$370,831	*	$380,937	(1)	12/22/2021
Senior Secured Notes (Series B)	9/29/2011	16,000	16,000		16,341	(1)	9/29/2018
2043 Notes	6/17/2013	150,000	150,000		156,420	(2)	7/15/2043
2025 Notes	3/3/2015	350,000	350,000		358,846	(3)	3/3/2025
Total Debt Obligations		$1,706,000	$886,831		$912,544
Deferred Financing Cost and Debt Discount			$(11,666)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount			$875,165
____________________

*	Includes foreign currency debt obligations as outlined in Foreign Currency Transactions and Translations within this note.

(1)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of December 31, 2017. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.

(2)	The fair value of these debt obligations would be categorized as Level 1 under ASC 820 as of December 31, 2017. The valuation is based on quoted prices of identical liabilities in active markets.

(3)	The fair value of these debt obligations would be categorized as Level 2 under ASC 820 as of December 31, 2017. The valuation is based on broker quoted prices.
The Company’s outstanding debt obligations as of March 31, 2017 were as follows:

	Date Issued/Amended	Total Aggregate Principal Amount Committed	Principal Amount Outstanding		Fair Value		Final Maturity Date
Senior Secured Facility	12/22/2016	$1,140,000	$200,923	*	$200,873	(1)	12/22/2021
Senior Secured Notes (Series B)	9/29/2011	16,000	16,000		16,523	(1)	9/29/2018
2042 Notes	10/9/2012	150,000	150,000		152,160	(2)	10/15/2042
2043 Notes	6/17/2013	150,000	150,000		156,180	(2)	7/15/2043
2025 Notes	3/3/2015	350,000	350,000		367,556	(1)	3/3/2025
Total Debt Obligations		$1,806,000	$866,923		$893,292
Deferred Financing Cost and Debt Discount			$(18,474)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount			$848,449
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
Senior Secured Facility
On December 22, 2016, the Company amended and restated its senior secured, multi-currency, revolving credit facility (the “Senior Secured Facility”) from the previous April 24, 2015 amendment. The amended and restated agreement decreased the lenders’ commitments from $1,310,000 to $1,140,000, extended the final maturity date through December 22, 2021, and included an accordion provision which allows the Company to increase the total commitments under the existing revolving facility up to an aggregate principal amount of $1,965,000 from new or existing lenders on the same terms and conditions as the existing commitments. On August 29, 2017, the Company entered into an amendment to its Senior Secured Facility to increase the multicurrency commitments under the Senior Secured Facility by $50,000 from $1,140,000 to $1,190,000 pursuant to the accordion provisions therein. The Senior Secured Facility is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. Commencing January 31, 2021, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the Senior Secured Facility as of December 22, 2020. In addition, the stated interest rate on the facility remains as a formula-based calculation based on a minimum borrowing base, resulting in a stated interest rate, depending on the type of borrowing, of (a) either LIBOR plus 1.75% per annum or LIBOR plus 2.00% per annum, or (b) either Alternate Base Rate plus 0.75% per annum or Alternate Base Rate plus 1% per annum. As of December 31, 2017, the stated interest rate on the facility was LIBOR plus 2.00%. The Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Senior Secured Facility and participation fees and fronting fees of up to 2.25% per annum on the letters of credit issued.
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
The Senior Secured Facility also provides for the issuance of letters of credit up to an aggregate amount of $150,000. As of December 31, 2017 and March 31, 2017, the Company had $13,734 and $15,640, respectively, in standby letters of credit issued through the Senior Secured Facility. The amount available for borrowing under the Senior Secured Facility is reduced by any standby letters of credit issued through the Senior Secured Facility. Under GAAP, these letters of credit are considered commitments because no funding has been made and as such are not considered a liability. These letters of credit are not senior securities because they are not in the form of a typical financial guarantee and the portfolio companies are obligated to refund any drawn amounts. The available remaining capacity under the Senior Secured Facility was $805,435 and $923,438 as of December 31, 2017 and March 31, 2017, respectively. Terms used in this disclosure have the meanings set forth in the Senior Secured Facility agreement.

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
On October 16, 2017, the Company redeemed the entire $150,000 aggregate principal amount outstanding of the 2042 Notes in accordance with the terms of the indenture governing the 2042 Notes, before its stated maturity date, which resulted in a realized loss on the extinguishment of debt of $5,790.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three and nine months ended December 31, 2017 and 2016.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Average debt outstanding	$863,916	$988,106	$909,872	$1,083,307
Maximum amount of debt outstanding	918,439	1,040,698	1,056,929	1,363,533

Weighted average annualized interest cost (1)	5.07%	5.21%	5.30%	5.04%
Annualized amortized debt issuance cost	0.60%	0.61%	0.59%	0.59%
Total annualized interest cost	5.67%	5.82%	5.89%	5.63%
____________________

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Facility. Commitment fees for the three and nine months ended December 31, 2017 were $803 and $2,424, respectively. Commitment fees for the three and nine months ended December 31, 2016 were $891 and $2,488, respectively.

Foreign Currency Transactions and Translations
The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of December 31, 2017:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
Canadian Dollar	C$	2,300	$1,894	$1,836	$58	1/16/2018
Euro		€14,000	15,129	16,811	(1,682)	1/11/2018
Euro		€12,500	13,506	15,010	(1,504)	1/29/2018
British Pound		£4,600	6,094	6,223	(129)	1/16/2018
British Pound		£100,500	152,073	135,951	16,122	1/31/2018
			$188,696	$175,831	$12,865
The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of March 31, 2017:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain	Reset Date
Canadian Dollar	C$	33,000	$29,721	$24,744	$4,977	4/28/2017
Euro		€14,000	15,129	14,974	155	4/3/2017
Euro		€13,000	14,046	13,904	142	4/18/2017
British Pound		£8,700	13,319	10,879	2,440	4/21/2017
British Pound		£100,500	152,658	125,670	26,988	4/28/2017
British Pound		£3,800	5,058	4,752	306	4/6/2017
			$229,931	$194,923	$35,008
As of December 31, 2017 and March 31, 2017, the Company was in compliance with all debt covenants.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

Note 9. Stockholders’ Equity
There were no equity offerings of common stock during the three and nine months ended December 31, 2017 and fiscal year ended March 31, 2017.
The Company adopted the following plans, approved by the Board of Directors, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the Securities Exchange Act of 1934 (the “1934 Act”) (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased	Cost of Shares Repurchased	Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50,000	$50,000	$—
December 14, 2015	50,000	50,000	—
September 14, 2016	50,000	8,957	41,043
Total as of December 31, 2017	$150,000	$108,957	$41,043
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
Under the Repurchase Plans described above, the Company allocated the following amounts to be repurchased in accordance with SEC Rule 10b5-1 (the “10b5-1 Repurchase Plans”):

Effective Date	Termination Date	Amount Allocated to 10b5-1 Repurchase Plans
September 15, 2015	November 5, 2015	$5,000
January 1, 2016	February 5, 2016	10,000
April 1, 2016	May 19, 2016	5,000
July 1, 2016	August 5, 2016	15,000
September 30, 2016	November 8, 2016	20,000
January 4, 2017	February 6, 2017	10,000
March 31, 2017	May 19, 2017	10,000
June 30, 2017	August 7, 2017	10,000
October 2, 2017	November 6, 2017	10,000
January 3, 2018	February 8, 2018	10,000
During the nine months ended December 31, 2017, the Company repurchased 1,438,700 shares at a weighted average price per share of $5.98, inclusive of commissions, for a total cost of $8,601. This represents a discount of approximately 10.74% of the average net asset value per share for the nine months ended December 31, 2017.
During the year ended March 31, 2017, the Company repurchased 6,461,842 shares at a weighted average price per share of $5.87, inclusive of commissions, for a total cost of $37,918. This represents a discount of approximately 15.50% of the average net asset value per share for the year ended March 31, 2017.
Since the inception of the Repurchase Plans through December 31, 2017, the Company repurchased 18,485,397 shares at a weighted average price per share of $5.89, inclusive of commissions, for a total cost of $108,957.
On September 12, 2014, the Company announced an at-the-market offering program (the “ATM Program”) through which it can sell up to 16 million shares of its common stock from time to time. As of December 31, 2017, no shares had been sold through the Company’s ATM Program.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

Note 10. Commitments and Contingencies
The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of December 31, 2017 and March 31, 2017, the Company had the following unfunded commitments to its portfolio companies:

	December 31, 2017	March 31, 2017
Unfunded revolver obligations and bridge loan commitments (1)	$296,749	$227,906
Standby letters of credit issued and outstanding (2)	15,555	14,203
Unfunded delayed draw loan commitments (3)	4,108	28,649
Unfunded delayed draw loan commitments (performance thresholds not met) (4)	17,444	30,678
Total Unfunded Commitments	$333,856	$301,436
____________________

(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of December 31, 2017 and March 31, 2017, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of December 31, 2017 and March 31, 2017, the bridge loan commitments included in the balances were $188,751 and $137,962, respectively.

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

(4)
The borrowers are required to meet certain performance thresholds before the Company is obligated to fulfill the commitments and those performance thresholds were not met as of December 31, 2017 and March 31, 2017.

Of the unfunded commitments which existed as of December 31, 2017, $219,923 were outstanding as of February 6, 2018.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands except share and per share data)

Note 11. Financial Highlights
The following is a schedule of financial highlights for the nine months ended December 31, 2017 and fiscal year ended March 31, 2017.

	Nine Months Ended December 31, 2017	Year Ended March 31, 2017
	(Unaudited)
Per Share Data*
Net asset value at beginning of period	$6.74	$7.28
Net investment income (1)	0.46	0.67
Net realized and change in unrealized losses (1)	(0.16)	(0.59)
Net increase in net assets resulting from operations	0.30	0.08
Distribution of net investment income (2)	(0.45)	(0.65)
Distribution of return of capital (2)	—	—
Accretion due to share repurchases	0.01	0.04
Net asset value at end of period	$6.60	$6.74

Per share market value at end of period	$5.66	$6.56
Total return (3)	(7.20)%	31.44%
Shares outstanding at end of period	218,255,954	219,694,654
Weighted average shares outstanding	219,253,280	222,415,073

Ratio/Supplemental Data
Net assets at end of period (in millions)	$1,441.1	$1,481.8
Annualized ratio of operating expenses to average net assets (4)(5)	5.07%	4.59%
Annualized ratio of interest and other debt expenses to average net assets (5)	3.66%	3.86%
Annualized ratio of total expenses to average net assets (4)(5)	8.73%	8.45%
Annualized ratio of net investment income to average net assets (5)	9.17%	9.66%
Average debt outstanding (in millions)	$909.9	$1,048.7
Average debt per share	$4.15	$4.71
Annualized portfolio turnover rate (5)	44.98%	23.25%
Asset coverage per unit (6)	$2,625	$2,709
____________________

*	Totals may not foot due to rounding.

(1)	Financial highlights are based on the weighted average number of shares outstanding for the period presented.

(2)
The tax character of distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. Although the tax character of distributions paid to stockholders through December 31, 2017 may include return of capital, the exact amount cannot be determined at this point. Per share amounts are based on actual rate per share.

(3)
Total return is based on the change in market price per share during the respective periods. Total return also takes into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.

(4)
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown inclusive of all voluntary management and incentive fee waivers (Note 3). For the nine months ended December 31, 2017, the annualized ratio of operating expenses to average net assets and the annualized ratio of total expenses to average net assets would be 6.45% and 10.11%, respectively, without the voluntary fee waivers. For the fiscal year ended March 31, 2017, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 5.98% and 9.85%, respectively, without the voluntary fee waivers.

(5)	Annualized for the nine months ended December 31, 2017.

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
Subsequent to quarter end, a significant portion of the Company’s first lien secured debt investment in Solarplicity Group Limited was repaid at a price slightly below the fair value as of December 31, 2017. The repayment reduced the Company’s exposure to Solarplicity Group Limited by approximately $106,400, assuming the same currency exchange rate as of December 31, 2017. Based on the fair value mark as of December 31, 2017 and including estimated escrowed amounts, the retained portion of the Company’s investment in Solarplicity Group Limited is approximately $16,400. In addition, the Company still holds its investments in Solarplicity UK Holdings Limited, which had a fair value of $7,917 as of December 31, 2017.
During the period from January 1, 2018 through February 6, 2018, the Company repurchased 1,732,158 shares at a weighted average price per share of $5.77, inclusive of commissions, for a total cost of $10,000, leaving a maximum of $31,043 available for future purchases under the Repurchase Plans.
On February 6, 2018, the Board of Directors declared a distribution of $0.15 per share payable on April 12, 2018 to stockholders of record as of March 27, 2018.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Apollo Investment Corporation:
We have reviewed the accompanying statement of assets and liabilities of Apollo Investment Corporation, including the schedule of investments, as of December 31, 2017, and the related statements of operations for the three month and nine month periods ended December 31, 2017 and December 31, 2016, the statement of changes in net assets for the nine month period ended December 31, 2017 and the statements of cash flows for the nine month periods ended December 31, 2017 and December 31, 2016. These interim financial statements are the responsibility of the Company’s management.

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
February 7, 2018

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
Overview
Apollo Investment Corporation (the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” or “our”) was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. We commenced operations on April 8, 2004 upon completion of our initial public offering that raised $870 million in net proceeds from selling 62 million shares of common stock at a price of $15.00 per share. Since then, and through December 31, 2017, we have raised approximately $2.21 billion in net proceeds from additional offerings of common stock and we have repurchased common stock for $109.0 million.
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
Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment, and the competitive environment for the types of investments we make. As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of December 31, 2017, non-qualifying assets represented approximately 18.7% of the total assets of the Company.
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
Portfolio and Investment Activity
Our portfolio and investment activity during the three and nine months ended December 31, 2017 and 2016 was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in millions)*	2017	2016	2017	2016
Investments made in portfolio companies	$198.4	$201.3	$806.0	$451.7
Investments sold	(48.1)	(17.1)	(69.7)	(181.1)
Net activity before repaid investments	150.3	184.2	736.3	270.6
Investments repaid	(156.7)	(178.2)	(726.8)	(568.7)
Net investment activity	$(6.4)	$6.0	$9.5	$(298.1)

Portfolio companies at beginning of period	87	82	86	89
Number of new portfolio companies	8	13	31	24
Number of exited portfolio companies	(9)	(10)	(31)	(28)
Portfolio companies at end of period	86	85	86	85

Number of investments made in existing portfolio companies	12	8	19	21
____________________

*	Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of December 31, 2017 and March 31, 2017 were as follows:

	December 31, 2017		March 31, 2017
Portfolio composition, at fair value:
Secured debt	81%		75%
Unsecured debt	5%		7%
Structured products and other	4%		7%
Preferred equity	1%		1%
Common equity/interests and warrants	9%		10%
Weighted average yields, at amortized cost (1):
Secured debt portfolio (2)	10.5%		10.2%
Unsecured debt portfolio (2)	11.2%		11.1%
Total debt portfolio (2)	10.5%		10.3%
Total portfolio (3)	9.6%		8.7%
Interest rate type, at fair value (4):
Fixed rate amount	$0.1	billion	$0.2	billion
Floating rate amount	$1.3	billion	$1.1	billion
Fixed rate, as percentage of total	8%		16%
Floating rate, as percentage of total	92%		84%
Interest rate type, at amortized cost (4):
Fixed rate amount	$0.1	billion	$0.2	billion
Floating rate amount	$1.2	billion	$1.0	billion
Fixed rate, as percentage of total	9%		17%
Floating rate, as percentage of total	91%		83%
____________________

(1)	An investor’s yield may be lower than the portfolio yield due to sales loads and other expenses.

(2)	Exclusive of investments on non-accrual status.

(3)	Inclusive of all income generating investments, non-income generating investments and investments on non-accrual status.

(4)
The interest type information is calculated using the Company’s corporate debt portfolio and excludes aviation, oil and gas, structured credit, renewables, shipping, commodities and investments on non-accrual status.

Since the initial public offering of Apollo Investment in April 2004 and through December 31, 2017, invested capital totaled $17.9 billion in 428 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 100 different financial sponsors.
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
As of December 31, 2017, $2.07 billion or 87.8% of the Company’s investments were classified as Level 3. The high proportion of Level 3 investments relative to our total investments is directly related to our investment philosophy and target portfolio, which consists primarily of long-term secured debt, as well as unsecured and mezzanine positions of private middle-market companies. A fundamental difference exists between our investments and those of comparable publicly traded fixed income investments, namely high-yield bonds, and this difference affects the valuation of our private investments relative to comparable publicly traded instruments.
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

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides a valuation. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered in the valuation process of independent valuation firms. During the nine months ended December 31, 2017, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

Results of Operations
Operating results for the three and nine months ended December 31, 2017 and 2016 were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in millions)*	2017	2016	2017	2016
Investment Income
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$51.8	$46.3	$159.4	$160.2
Dividend income	5.6	11.4	15.9	28.7
PIK interest income	5.8	9.4	17.6	21.6
Other income	1.5	0.9	5.0	3.1
Total investment income	$64.8	$68.1	$197.8	$213.6
Expenses
Management and performance-based incentive fees, net of amounts waived	$14.5	$13.4	$44.8	$40.5
Interest and other debt expenses, net of reimbursements	12.3	14.5	40.2	45.6
Administrative services expense, net of reimbursements	1.6	1.5	4.9	5.6
Other general and administrative expenses	2.3	2.3	6.4	9.9
Net Expenses	$30.8	$31.7	$96.4	$101.6
Net Investment Income	$34.0	$36.4	$101.4	$112.0
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$(0.6)	$39.2	$(238.0)	$44.7
Net change in unrealized losses	(27.6)	(64.2)	202.9	(146.3)
Net Realized and Change in Unrealized Losses	(28.1)	(25.0)	(35.0)	(101.6)
Net Increase in Net Assets Resulting from Operations	$5.8	$11.3	$66.4	$10.3

Net Investment Income on Per Average Share Basis	$0.16	$0.17	$0.46	$0.50
Earnings Per Share	$0.03	$0.05	$0.30	$0.05
____________________

*	Totals may not foot due to rounding.
Total Investment Income
For the three months ended December 31, 2017 as compared to the three months ended December 31, 2016
The decrease in total investment income for the three months ended December 31, 2017 compared to the three months ended December 31, 2016 was primarily driven by the decrease in dividend income of $5.7 million. The decrease in dividend income was due to the exits of MCF CLO I, LLC and MCF CLO III, LLC, the restructuring of Golden Bear Warehouse LLC into a non-dividend yielding position and the decrease in dividends from MSEA Tankers, LLC. The decrease in total investment income was partially offset by the increase in total interest income (including PIK) of $1.9 million which was due to the increase in prepayment fees and income recognized from the acceleration of discount, premium, or deferred fees on repaid investments which totaled $2.8 million and $0.6 million for the three months ended December 31, 2017 and three months ended December 31, 2016, respectively. The increase in total interest income (including PIK) was partially offset by a lower income-bearing investment portfolio and a decrease in overall yield for the total debt portfolio to 10.5% from 10.9%. Furthermore, there was an increase in other income of $0.6 million due to higher bridge fees.

For the nine months ended December 31, 2017 as compared to the nine months ended December 31, 2016
The decrease in total investment income for the nine months ended December 31, 2017 compared to the nine months ended December 31, 2016 was primarily driven by the decrease in dividend income of $12.8 million and decrease in total interest income (including PIK) of $4.8 million. The decrease in dividend income was due to the exits of Crowley Holdings, Inc., MCF CLO I, LLC and MCF CLO III, LLC, the restructuring of Golden Bear Warehouse LLC into a non-dividend yielding position and the decrease in dividends from Dynamic Product Tankers, LLC and MSEA Tankers, LLC. The decrease in dividend income was offset by the higher dividends received from Merx Aviation Finance, LLC. The decrease in total interest income (including PIK) was due to a lower income-bearing investment portfolio and a decrease in overall yield for the total debt portfolio to 10.5% from 10.9%, which was partially offset by an increase in prepayment fees and income recognized from the acceleration of discount, premium, or deferred fees on repaid investments which totaled $9.8 million and $9.1 million for the nine months ended December 31, 2017 and nine months ended December 31, 2016, respectively. Furthermore, there was an increase in other income of $1.9 million due to higher bridge fees and amendment fees.
Net Expenses
For the three months ended December 31, 2017 as compared to the three months ended December 31, 2016
The decrease in net expenses for the three months ended December 31, 2017 compared to the three months ended December 31, 2016 was primarily driven by the decrease in interest and other debt expenses of $2.1 million due to the early redemption of the 2042 Senior Unsecured Notes in October 2017 which carried a higher interest rate than our Senior Secured Facility and the reduction in the average debt outstanding and net leverage from $0.99 billion and 0.66x, respectively during the three months ended December 31, 2016, to $0.86 billion and 0.62x, respectively during the three months ended December 31, 2017. The decrease in net expenses was partially offset by an increase in management and performance-based incentive fees (net of amounts waived) of $1.1 million which was due to lower fee expenses during the three months ended December 31, 2016 as this period included a $2.3 million adjustment to the deferred incentive fee payable related to PIK income deemed to be no longer realizable, compared to the three months ended December 31, 2017 during which there was a $0.4 million adjustment.
For the nine months ended December 31, 2017 as compared to the nine months ended December 31, 2016
The decrease in net expenses for the nine months ended December 31, 2017 compared to the nine months ended December 31, 2016 was due to the decrease in interest and other debt expenses of $5.4 million due to the early redemption of the 2042 Senior Unsecured Notes in October 2017 which carried a higher interest rate than our Senior Secured Facility and the reduction in the average debt outstanding and net leverage from $1.08 billion and 0.66x, respectively during the nine months ended December 31, 2016, to $0.91 billion and 0.62x, respectively during the nine months ended December 31, 2017. The decrease of $3.5 million in other general and administrative expenses was primarily due to $2.7 million of non-recurring expenses related to a strategic transaction that was considered but did not occur during the nine months ended December 31, 2016. The decrease in net expenses was partially offset by an increase in management and performance-based incentive fees (net of amounts waived) of $4.3 million which was due to lower fee expenses during the nine months ended December 31, 2016 as this period included an adjustment of $8.3 million to the deferred incentive fee payable related to PIK income deemed to be no longer realizable, compared to the nine months ended December 31, 2017 during which there was a $0.4 million adjustment.
Net Realized Gains (Losses)
For the three months ended December 31, 2017 as compared to the three months ended December 31, 2016
During the three months ended December 31, 2017, we recognized gross realized gains of $6.2 million and gross realized losses of $6.8 million, resulting in net realized losses of $0.6 million. Significant realized gains (losses) for the three months ended December 31, 2017 are summarized below:

(in millions)	Net Realized Gain (Loss)
Renew Financial LLC	$3.8
Ivy Hill Middle Market Credit Fund IX, Ltd.	2.0
Ivy Hill Middle Market Credit Fund X, Ltd.	(0.2)	*
Solarplicity Group Limited	(0.2)
____________________
* Ivy Hill Middle Market Credit Fund X, Ltd. was sold during the quarter and the realized loss was previously recorded as an unrealized loss.

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
For the nine months ended December 31, 2017 as compared to the nine months ended December 31, 2016
During the nine months ended December 31, 2017, we recognized gross realized gains of $17.1 million and gross realized losses of $255.1 million, resulting in net realized losses of $238.0 million. Significant realized gains (losses) for the nine months ended December 31, 2017 are summarized below:

(in millions)	Net Realized Gain (Loss)
Renew Financial LLC (f/k/a Renewable Funding, LLC)	$7.8
Ivy Hill Middle Market Credit Fund IX, Ltd.	2.0
Venoco, Inc.	(89.0)	*
Delta Educational Systems, Inc./Gryphon Colleges Corp.	(72.8)	*
AIC SPV Holdings I, LLC	(44.3)	*
LVI Group Investments, LLC	(17.5)	*
Magnetation, LLC	(10.4)	*
Clothesline Holdings, Inc.	(6.0)	*
Sungevity Inc.	(4.4)	*
SCM Insurance Services, Inc.	(3.1)	*
____________________
* Venoco, Inc., Delta Educational Systems, Inc./Gryphon Colleges Corp., Magnetation, LLC, Clothesline Holdings, Inc. and Sungevity Inc. were written off during the period as no proceeds were expected to be realized. AIC SPV Holdings I, LLC, LVI Group Investments, LLC and SCM Insurance Services, Inc. were sold during the period. The realized losses on these investments were previously recorded as unrealized losses.
During the nine months ended December 31, 2016, we recognized gross realized gains of $91.3 million and gross realized losses of $46.6 million, resulting in net realized gains of $44.7 million. Significant realized gains (losses) for the nine months ended December 31, 2016 are summarized below:

(in millions)	Net Realized Gain (Loss)
Generation Brands Holdings, Inc.	$46.2
Golden Bear Warehouse LLC	34.2
Explorer Coinvest, LLC	3.3
Dark Castle Holdings, LLC	2.5
MCF CLO I, LLC	2.1
Osage Exploration & Development, Inc.	(19.4)
Aveta, Inc.	(11.9)
Aventine Renewable Energy Holdings, Inc.	(3.6)
Energy & Exploration Partners, Inc.	(2.4)
Radio One, Inc.	(2.3)
Solarplicity Group Limited	(2.2)

On October 16, 2017, the Company redeemed the entire $150,000 aggregate principal amount outstanding of the 2042 Notes in accordance with the terms of the indenture governing the 2042 Notes, before its stated maturity date, which resulted in a realized loss on the extinguishment of debt of $5,790.
Net Change in Unrealized Gains (Losses)
For the three months ended December 31, 2017 as compared to the three months ended December 31, 2016
During the three months ended December 31, 2017, we recognized gross unrealized gains of $12.7 million and gross unrealized losses of $40.3 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $27.6 million. Significant changes in unrealized gains (losses) for the three months ended December 31, 2017 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
SHD Oil & Gas, LLC	$4.3
Glacier Oil & Gas Corp.	2.3
STG-Fairway Acquisitions, Inc.	0.9
Ivy Hill Middle Market Credit Fund X, Ltd.	0.6
Elements Behavioral Health, Inc.	(8.3)
Solarplicity Group Limited	(6.8)
Merx Aviation Finance, LLC	(1.7)
Asset Repackaging Trust Six B.V.	(0.9)
Lanai Holdings III, Inc.	(0.9)

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

(in millions)	Net Change in Unrealized Gain (Loss)
SHD Oil & Gas, LLC	$4.7
MCF CLO III, LLC	3.9
AMP Solar Group, Inc.	3.8
Golden Bear Warehouse LLC	(33.0)
Venoco, Inc.	(27.6)
Solarplicity Group Limited	(21.1)
Maxus Capital Carbon SPE I, LLC	(2.3)

For the the nine months ended December 31, 2017 as compared to the nine months ended December 31, 2016
During the nine months ended December 31, 2017, we recognized gross unrealized gains of $272.3 million and gross unrealized losses of $69.4 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $202.9 million. Significant changes in unrealized gains (losses) for the nine months ended December 31, 2017 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Venoco, Inc.	$89.0
Delta Career Education Corporation	72.8
AIC SPV Holdings I, LLC	44.8
LVI Group Investments, LLC	17.5
Magnetation, LLC	10.7
SCM Insurance Services, Inc.	7.9
Clothesline Holdings, Inc.	6.0
Sungevity Inc.	4.4
Solarplicity Group Limited	3.0
SHD Oil & Gas, LLC	2.8
Elements Behavioral Health, Inc.	(9.2)
Merx Aviation Finance, LLC	(3.6)
Sprint Industrial Holdings, LLC.	(2.1)
Golden Bear 2016-R, LLC	(1.8)

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

(in millions)	Net Change in Unrealized Gain (Loss)
Osage Exploration & Development, Inc.	$19.3
Aveta, Inc.	13.2
MCF CLO III, LLC	8.3
Radio One, Inc.	4.7
SHD Oil & Gas, LLC	4.3
Generation Brands Holdings, Inc.	(43.8)
Venoco, Inc.	(42.2)
Solarplicity Group Limited	(42.1)
Garden Fresh Restaurant Corp.	(33.9)
Delta Career Education Corporation	(22.4)
Golden Bear Warehouse LLC	(16.7)
LVI Group Investments, LLC	(11.2)
Liquidity and Capital Resources
The Company’s liquidity and capital resources are generated and generally available through periodic follow-on equity and debt offerings, our Senior Secured Facility (as defined in Note 8 within the notes to financial statements), our senior secured notes, our senior unsecured notes, investments in special purpose entities in which we hold and finance particular investments on a non-recourse basis, as well as from cash flows from operations, investment sales of liquid assets and repayments of senior and subordinated loans and income earned from investments.

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
Debt
See Note 8 within the notes to financial statements for information on the Company’s debt.
The following table shows the contractual maturities of our debt obligations as of December 31, 2017:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$370.8	$—	$—	$370.8	$—
Senior Secured Notes (Series B)	16.0	16.0	—	—	—
2043 Notes	150.0	—	—	—	150.0
2025 Notes	350.0	—	—	—	350.0
Total Debt Obligations	$886.8	$16.0	$—	$370.8	$500.0
____________________

(1)
As of December 31, 2017, aggregate lender commitments under the Senior Secured Facility totaled $1.19 billion and $805.4 million of unused capacity. As of December 31, 2017, there were $13.7 million of letters of credit issued under the Senior Secured Facility as shown as part of total commitments in Note 10 within the notes to financial statements.

Stockholders’ Equity
See Note 9 within the notes to financial statements for information on the Company’s public offerings and share repurchase plans.
Distributions
Distributions paid to stockholders during the three and nine months ended December 31, 2017 totaled $32.9 million ($0.15 per share) and $98.8 million ($0.45 per share), respectively. Distributions paid to stockholders during the three and nine months ended December 31, 2016 totaled $33.3 million ($0.15 per share) and $123.6 million ($0.50 per share), respectively. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. Although the tax character of distributions paid to stockholders through December 31, 2017 may include return of capital, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ended March 31, 2018. Tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the calendar year. Our quarterly distributions, if any, will be determined by our Board of Directors.
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
PIK Income
For the three and nine months ended December 31, 2017, PIK income totaled $5.8 million on total investment income of $64.8 million and $17.6 million on total investment income of $197.8 million, respectively. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders annually in the form of distributions, even though the Company has not yet collected the cash. See Note 5 within the notes to the financial statements for more information on the Company’s PIK income.
Related Party Transactions
See Note 3 within the notes to the financial statements for information on the Company’s related party transactions.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. During the three and nine months ended December 31, 2017, many of the loans in our portfolio had floating interest rates. These loans are usually based on LIBOR and typically have durations of one to six months after which they reset to current market interest rates. The Company also has a Senior Secured Facility that is based on LIBOR rates.
The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of December 31, 2017, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income		Net Investment Income Per Share
Up 400 basis points	$28.1	million	$0.129
Up 300 basis points	$21.1	million	$0.097
Up 200 basis points	$14.1	million	$0.064
Up 100 basis points	$7.0	million	$0.032
Down 100 basis points	$(3.6	) million	$(0.017)
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2017 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Control Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the third fiscal quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On May 20, 2013, the Company was named as a defendant in a complaint by the bankruptcy trustee of DSI Renal Holdings and related companies (“DSI”). The complaint alleges, among other things, that the Company participated in a “fraudulent conveyance” involving a restructuring and subsequent sale of DSI in 2010 and 2011. The complaint seeks, jointly and severally from all defendants, (1) damages of approximately $425 million, of which the Company’s share would be approximately $41 million, and the return of 9,000 shares of common stock of DSI obtained by the Company in the restructuring and sale and (2) punitive damages. At this point in time, the Company is unable to assess whether it may have any liability in this action. On July 20, 2017, the United States Bankruptcy Court for the District of Delaware, where the action is pending, granted in part and denied in part the Company’s (and other defendants’) motion to dismiss the complaint. Discovery is underway. No trial date has been set. The Company has not made any determination that this action is or may be material to the Company and intends to vigorously defend itself.
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
On May 12, 2017, the Trustee of the Creditor Trust of Energy & Exploration Partners, Inc.-created under the Chapter 11 reorganization plan for Energy & Exploration Partners, Inc. and other affiliated entities (“ENXP”), approved by the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”) on April 26, 2016-commenced an adversary proceeding in the Bankruptcy Court naming the Company and three of the Company’s affiliates as defendants. The complaint alleges (among other things) that certain payments ENXP made to the Company and its affiliates in connection with pre-paying certain notes that the Company and its affiliates owned were fraudulent transfers under state law and the bankruptcy code. The complaint seeks a judgment (i) holding the Company and its affiliates “liable for that portion” of those payments “received by them,” (ii) disallowing certain proofs of claim that the Company and its affiliates submitted in the ENXP bankruptcy proceeding, and (iii) awarding the Trustee attorney’s fees, interest, and costs. On November 20, 2017, the parties filed a stipulation with the Bankruptcy Court dismissing the adversary proceeding with prejudice in accordance with a confidential settlement agreement.

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
None.

Issuer Purchases of Equity Securities
The Company adopted the following plans, approved by the Board of Directors, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the 1934 Act (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased		Cost of Shares Repurchased		Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50.0	million	$50.0	million	$—
December 14, 2015	50.0	million	50.0	million	—
September 14, 2016	50.0	million	9.0	million	41.0	million
Total as of December 31, 2017	$150.0	million	$109.0	million	$41.0	million
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
Under the Repurchase Plans described above, the Company allocated the following amounts to be repurchased in accordance with SEC Rule 10b5-1 (the “10b5-1 Repurchase Plans”):

Effective Date	Termination Date	Amount Allocated to 10b5-1 Repurchase Plans
September 15, 2015	November 5, 2015	$5.0	million
January 1, 2016	February 5, 2016	10.0	million
April 1, 2016	May 19, 2016	5.0	million
July 1, 2016	August 5, 2016	15.0	million
September 30, 2016	November 8, 2016	20.0	million
January 4, 2017	February 6, 2017	10.0	million
March 31, 2017	May 19, 2017	10.0	million
June 30, 2017	August 7, 2017	10.0	million
October 2, 2017	November 6, 2017	10.0	million
January 3, 2018	February 8, 2018	10.0	million

The following table presents information with respect to the Company’s purchases of its common stock since adoption of the Repurchase Plans through December 31, 2017:

Month	Total Number of Shares Purchased	Average Price Paid Per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans
August 2015	1,530,000	$6.57	1,530,000	$40.0	million
September 2015	1,810,400	6.15	1,810,400	28.8	million
November 2015	3,350,000	6.03	3,350,000	8.6	million
December 2015	1,882,329	5.86	1,882,329	47.6	million
January 2016	2,012,126	4.97	2,012,126	37.6	million
June 2016	1,088,800	5.58	1,088,800	31.5	million
July 2016	49,475	5.51	49,475	31.2	million
August 2016	1,788,882	5.89	1,788,882	20.7	million
September 2016	1,234,569	6.04	1,234,569	63.2	million
October 2016	1,582,250	5.94	1,582,250	53.8	million
November 2016	717,866	5.82	717,866	49.6	million
August 2017	100,000	5.99	100,000	49.0	million
September 2017	560,300	5.99	560,300	45.7	million
October 2017	434,600	5.99	434,600	43.1	million
November 2017	193,500	5.93	193,500	41.9	million
December 2017	150,300	5.96	150,300	41.0	million
Total	18,485,397	$5.89	18,485,397
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 7, 2018.

APOLLO INVESTMENT CORPORATION

By:	/s/ JAMES C. ZELTER
James C. Zelter
Chief Executive Officer

By:	/s/ GREGORY W. HUNT
Gregory W. Hunt
Chief Financial Officer and Treasurer

By:	/s/ AMIT JOSHI
Amit Joshi
Chief Accounting Officer and Assistant Treasurer