Form 10-K
period 2018-03-31
APOLLO INVESTMENT CORP
filed 2018-05-18
CIK 1278752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2018
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant as of September 30, 2017 was $1.33 billion (based on the closing sale price of the Registrant’s Common Stock on that date as reported on the NASDAQ Global Select Market). For the purposes of calculating this amount only, all executive officers and Directors are “affiliates” of the Registrant.
As of May 17, 2018, there were 216,312,096 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on August 8, 2018 are incorporated by reference in Part III of this Form 10-K.

APOLLO INVESTMENT CORPORATION

PART I
Item 1. Business
In this report, the terms the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” and “our” refer to Apollo Investment Corporation unless the context specifically states otherwise.
General
Apollo Investment Corporation, a Maryland corporation organized on February 2, 2004, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We commenced operations on April 8, 2004 upon completion of our initial public offering that raised $870 million in net proceeds from selling 62 million shares of common stock at a price of $15.00 per share. Since then, and through March 31, 2018, we have raised approximately $2.21 billion in net proceeds from additional offerings of common stock and we have repurchased common stock for $120.1 million.
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
Our portfolio is comprised primarily of investments in debt, including secured and unsecured debt of private middle-market companies that, in the case of senior secured loans, generally are not broadly syndicated and whose aggregate tranche size is typically less than $250 million. Our portfolio also includes equity interests such as common stock, preferred stock, warrants or options. In this Form 10-K, we use the term “middle-market” to refer to companies with annual revenues between $50 million and $2 billion. While we primarily invest in investments in U.S. secured and unsecured loans, other debt securities and equity, we may also invest a portion of the portfolio in other investment opportunities, including foreign securities and structured products. Most of the debt instruments we invest in are unrated or rated below investment grade, which is often an indication of size, credit worthiness and speculative nature relative to the capacity of the borrower to pay interest and principal. Generally, if the Company's unrated investments were rated, they would be rated below investment grade. These securities, which are often referred to as “junk” or “high yield,” have predominantly speculative characteristics with respect to the issuer's capacity to pay interest and repay principal. They may also be difficult to value and are illiquid.
During the year ended March 31, 2018, we invested $1.0 billion across 39 new and 28 existing portfolio companies primarily through a combination of primary and secondary debt investments. This compares to $0.6 billion across 37 new and 26 existing portfolio companies during the year ended March 31, 2017. Investments sold or repaid during the year ended March 31, 2018 totaled $1.2 billion versus $1.1 billion during the year ended March 31, 2017. The weighted average yields on our secured debt portfolio, unsecured debt portfolio, total debt portfolio and total portfolio as of March 31, 2018 at our current cost basis were 10.7%, 11.3%,10.7% and 9.6%, respectively. As of March 31, 2017, the yields were 10.2%, 11.1%, 10.3% and 8.7%, respectively. The portfolio yields may be higher than an investor’s yield on an investment in us due to sales load and other expenses. For the years ended March 31, 2018 and March 31, 2017, the total return based on the change in market price per share and taking into account dividends and distributions, if any, reinvested in accordance with the dividend reinvestment plan was (12.1)% and 31.4%, respectively. Such returns do not reflect any sales load that stockholders may have paid in connection with their purchase of shares of our common stock.
As of March 31, 2018, our portfolio consisted of 90 portfolio companies and was invested 82% in secured debt, 5% in unsecured debt, 3% in structured products and other, 1% in preferred equity, and 9% in common equity/interests and warrants measured at fair value. As of March 31, 2017, our portfolio consisted of 86 portfolio companies and was invested 75% in secured debt, 7% in unsecured debt, 7% in structured products and other, 1% in preferred equity, and 10% in common equity/interests and warrants measured at fair value.
Since the initial public offering of Apollo Investment in April 2004 and through March 31, 2018, invested capital totaled $18.1 billion in 436 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 100 different financial sponsors.

As of March 31, 2018, 8% or $0.1 billion is fixed rate debt and 92% or $1.2 billion is floating rate debt, measured at fair value. On a cost basis, 8% or $0.1 billion is fixed rate debt and 92% or $1.2 billion is floating rate debt. As of March 31, 2017, 16% or $0.2 billion was fixed rate debt and 84% or $1.1 billion was floating rate debt, measured at fair value. On a cost basis, 17% or $0.2 billion was fixed rate debt and 83% or $1.0 billion was floating rate debt. The interest rate type information is calculated using the Company’s corporate debt portfolio and excludes aviation, oil and gas, structured credit, renewables, shipping, commodities and investments on non-accrual status.
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
AIM is led by John Hannan, James Zelter, Howard Widra, Patrick Ryan and Tanner Powell. Potential investment and disposition opportunities are generally approved by one or more committees composed of personnel across AGM, including Messrs. Zelter, Widra, Ryan and Powell, by all or a majority of Messrs. Zelter, Widra, Ryan or Powell depending on the underlying investment type and/or the amount of such investment. The composition of such committees and the overall approval process for the Company’s investments may change from time to time. AIM draws upon AGM’s more than 25 year history and benefits from the broader firm’s significant capital markets, trading and research expertise developed through investments in many core sectors in over 200 companies since inception.
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
Operating and Regulatory Structure
Our investment activities are managed by AIM and supervised by our Board of Directors, a majority of whom are independent of AGM and its affiliates. AIM is an investment adviser that is registered under the Investment Advisers Act of 1940. Under our investment advisory management agreement, we pay AIM an annual base management fee based on our average gross assets as well as an incentive fee.
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
The following is a representative list of the industries in which we have invested as of March 31, 2018:

•	Advertising, Printing & Publishing

•	Aerospace & Defense

•	Automotive

•	Aviation and Consumer Transport

•	Business Services

•	Chemicals, Plastics & Rubber

•	Consumer Goods – Durable

•	Consumer Goods – Non-durable

•	Consumer Services

•	Containers, Packaging & Glass

•	Diversified Investment Vehicles, Banking, Finance, Real Estate

•	Energy – Electricity

•	Energy – Oil & Gas

•	Food & Grocery

•	Healthcare & Pharmaceuticals

•	High Tech Industries

•	Hotel, Gaming, Leisure, Restaurants

•	Insurance

•	Manufacturing, Capital Equipment

•	Media – Diversified & Production

•	Metals & Mining

•	Telecommunications

•	Transportation – Cargo, Distribution

•	Utilities – Electric

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

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies and in private funds. We may also co-invest on a concurrent basis with affiliates of ours, subject to compliance with applicable regulations and our allocation procedures. Certain types of negotiated co-investments may be made only in accordance with the terms of the exemptive order we received from the SEC permitting us to do so. On March 29, 2016, we received an exemptive order from the SEC (the “Order”) permitting us greater flexibility to negotiate the terms of co-investment transactions with certain of our affiliates, including investment funds managed by AIM or its affiliates, subject to the conditions included therein. Under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must be able to reach certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our Board of Directors approved criteria. In certain situations where co-investment with one or more funds managed by AIM or its affiliates is not covered by the Order, the personnel of AIM or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on allocation policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. The Order is subject to certain terms and conditions so there can be no assurance that we will be permitted to co-invest with certain of our affiliates other than in the circumstances currently permitted by regulatory guidance and the Order.
The following table summarizes our top ten portfolio companies and industries based on fair value as of March 31, 2018:

Portfolio Company	% of Portfolio	Industry	% of Portfolio
Merx Aviation Finance, LLC	17.9%	Business Services	18.4%
Spotted Hawk	4.7%	Aviation and Consumer Transport	17.9%
Dynamic Product Tankers (Prime), LLC	3.7%	Healthcare & Pharmaceuticals	11.3%
U.S. Security Associates Holdings, Inc.	3.6%	Energy – Oil & Gas	8.2%
MSEA Tankers LLC	3.2%	Transportation – Cargo, Distribution	8.0%
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	2.9%	High Tech Industries	6.9%
Skyline Data, News and Analytics LLC (Dodge)	2.3%	Energy – Electricity	3.8%
Genesis Healthcare, Inc.	2.1%	Aerospace & Defense	3.0%
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)	2.1%	Telecommunications	3.0%
UniTek Global Services Inc.	2.0%	Chemicals, Plastics & Rubber	2.8%
The following table summarizes our top ten portfolio companies and industries based on fair value as of March 31, 2017:

Portfolio Company	% of Portfolio	Industry	% of Portfolio
Merx Aviation Finance, LLC	18.3%	Business Services	22.3%
U.S. Security Associates Holdings, Inc.	5.8%	Aviation and Consumer Transport	18.3%
Solarplicity Group Limited (f/k/a AMP Solar UK)	5.5%	Energy – Electricity	7.7%
Spotted Hawk	3.5%	Diversified Investment Vehicles, Banking, Finance, Real Estate	7.3%
MSEA Tankers LLC	3.1%	Transportation – Cargo, Distribution	7.2%
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	2.4%	High Tech Industries	7.2%
Skyline Data, News and Analytics LLC (Dodge)	2.3%	Energy – Oil & Gas	6.6%
UniTek Global Services Inc.	2.3%	Healthcare & Pharmaceuticals	4.4%
Access Information	2.2%	Chemicals, Plastics & Rubber	2.8%
Maxus Capital Carbon SPE I, LLC (Skyonic)	2.2%	Manufacturing, Capital Equipment	2.8%

The following table shows the composition of our investment portfolio by geographic region as of March 31, 2018 and March 31, 2017, measured at fair value:

Geographic Region	% of Portfolio as of March 31, 2018	% of Portfolio as of March 31, 2017
North America	90.9%	82.5%
Asia	5.1%	5.0%
Europe	4.0%	10.2%
Cayman Islands	—%	2.3%
	100.0%	100.0%
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
Staffing
The Company has no employees. All of the services we utilize are provided by third parties. Our Chief Financial Officer, Chief Legal Officer and Chief Compliance Officer and additional personnel assisting them in such functions are employees of AIA and perform their respective functions under the terms of the administration agreement with AIA. Certain of our other executive officers are managing partners of our Investment Adviser. Our day-to-day investment operations are managed by our Investment Adviser, which draws on the broader capabilities of the Opportunistic Credit segment of AGM’s credit business. In addition, we generally reimburse AIA for our allocable portion of expenses incurred by it in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our Chief Financial Officer, Chief Legal Officer and Chief Compliance Officer and their respective staffs.
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
Available Information
We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements, codes of ethics and other information meeting the informational requirements of the 1934 Act. You may inspect and copy any materials we file with or submit to the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information filed electronically by us with the SEC which are available on the SEC’s Internet site at http://www.sec.gov. In addition, information specifically regarding how we voted proxies relating to portfolio securities for the year ended March 31, 2018 is available without charge, upon request, by calling 212-515-3450. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, Washington, D.C. 20549-0102.
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

The occurrence of events similar to those in recent years, such as the aftermath of the war in Iraq, instability in Afghanistan, Pakistan, Egypt, Libya, Syria, Russia, Ukraine and the Middle East, ongoing epidemics of infectious diseases in certain parts of the world, terrorist attacks in the U.S. and around the world, social and political discord, debt crises (such as the Greek crisis), sovereign debt downgrades, continued tensions between North Korea and the United States and the international community generally, new and continued political unrest in various countries, such as Venezuela, the exit or potential exit of one or more countries from the European Union (the "EU") or the Economic and Monetary Union (the "EMU"), the change in the U.S. president and the new administration, among others, may result in market volatility, may have long term effects on the U.S. and worldwide financial markets, and may cause further economic uncertainties in the U.S. and worldwide.

As a consequence of the United Kingdom’s vote to withdraw from the EU, the government of the United Kingdom gave notice of its withdrawal from the EU (“Brexit”). As a result of this decision, the financial markets experienced high levels of volatility and it is likely that, in the near term, Brexit will continue to bring about higher levels of uncertainty and volatility. During this period of uncertainty, the negative impact on not only the United Kingdom and European economies, but the broader global economy, could be significant, potentially resulting in increased market and currency volatility (including volatility of the value of the British pound sterling relative to the United States dollar and other currencies and volatility in global currency markets generally), and illiquidity and lower economic growth for companies that rely significantly on Europe for their business activities and revenues. It is possible that certain economic activity will be curtailed until some signs of clarity begin to emerge, including negotiations around the terms for United Kingdom’s exit out of the EU. Additional risks associated with the outcome of Brexit include macroeconomic risk to the United Kingdom and European economies, impetus for further disintegration of the EU and related political stresses (including those related to sentiment against cross border capital movements and activities of investors like us), prejudice to financial services business that are conducting business in the EU and which are based in the United Kingdom, legal uncertainty regarding achievement of compliance with applicable financial and commercial laws and regulations in view of the expected steps to be taken pursuant to or in contemplation of Article 50 of the Treaty on European Union and negotiations undertaken under Article 218 of the Treaty on the Functioning of the European Union, and the unavailability of timely information as to expected legal, tax and other regimes. Any further exits from the EU, or the possibility of such exits, would likely cause additional market disruption globally and introduce new legal and regulatory uncertainties. The Company will continue to monitor the potential impact of Brexit on its results of operations and financial condition.
The occurrence of any of these above event(s) could have a significant adverse impact on the value and risk profile of the Company’s portfolio. The Company does not know how long the securities markets may be affected by similar events and cannot predict the effects of similar events in the future on the U.S. economy and securities markets. Non-investment grade and equity securities tend to be more volatile than investment-grade fixed income securities; therefore, these events and other market disruptions may have a greater impact on the prices and volatility of non-investment grade and equity securities than on investment-grade fixed income securities. There can be no assurances that similar events and other market disruptions will not have other material and adverse implications.

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

In October 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. It is unclear what effect, if any, the conclusion of the Federal Reserve’s bond-buying program will have on the value of our investments. However, it is possible that, without quantitative easing by the Federal Reserve, these developments, along with the United States government’s credit and deficit concerns and the European sovereign debt crisis discussed above, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Additionally, in January 2018, the Federal Reserve reaffirmed its view that the current target range of 1.25% to 1.50% for the federal funds rate was appropriate based on current economic conditions. However, if key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.

In December 2017, the Trump administration enacted substantial changes to U.S. fiscal and tax policies, which include comprehensive corporate and individual tax reform. In addition, the Trump administration has called for significant changes to U.S. trade, healthcare, immigration, foreign, and government regulatory policy. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or Trump administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Some particular areas identified as subject to potential change, amendment or repeal include the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), including the Volcker Rule and various swaps and derivatives regulations, credit risk retention requirements and the authorities of the Federal Reserve, the Financial Stability Oversight Council and the SEC. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them. The Federal Reserve raised the Federal Funds Rate three times in 2017 and once thus far in 2018, and it may continue to raise the Federal Funds Rate over time. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net investment income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high-yield bonds, and also could increase our interest expense, thereby decreasing our net investment income. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our distributions rate, which could reduce the value of our common stock.

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

Changes to U.S. federal income tax laws could materially and adversely affect us and our stockholders.

The recently enacted Tax Cuts and Jobs Act (the ‘‘Act’’) makes substantial changes to the Code. Among those changes are a significant permanent reduction in the generally applicable corporate tax rate, changes in the taxation of individuals and other non-corporate taxpayers that generally but not universally reduce their taxes on a temporary basis subject to ‘‘sunset’’ provisions, the elimination or modification of various previously allowed deductions (including substantial limitations on the deductibility of interest and, in the case of individuals, the deduction for personal state and local taxes), certain preferential rates of taxation on certain dividends and certain business income derived by non-corporate taxpayers in comparison to other ordinary income recognized by such taxpayers, and significant changes to the international tax rules. The effect of these, and the many other, changes made in the Act is highly uncertain, both in terms of their direct effect on the taxation of an investment in our common stock and their indirect effect on the value of our assets or our common stock or market conditions generally. Furthermore, many of the provisions of the Act will require guidance through the issuance of Treasury regulations in order to assess their effect. There may be a substantial delay before such regulations are promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on us. There may also be technical corrections legislation proposed with respect to the Act, the effect of which cannot be predicted and may be adverse to us or our stockholders.

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
Our ability to achieve our investment objective depends, in part, on our ability to grow, which depends, in turn, on AIM’s ability to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of AIM’s structuring of the investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. The senior management team of AIM has substantial responsibilities under the investment advisory management agreement, and with respect to certain members, in connection with their roles as officers of other AGM funds.
They may also be called upon to provide managerial assistance to our portfolio companies. These demands on their time may distract them or slow the rate of investment. In order to grow, we and AIM may need to hire, train, supervise and manage new employees. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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
To maintain our status as a RIC in a subsequent year, we would be required to distribute to our stockholders our earnings and profits attributable to non-RIC years. In addition, if we failed to maintain our status as a RIC for a period greater than two taxable years, then we would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of five years, in order to qualify as a RIC in a subsequent year.
We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.
For U.S. federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as original issue discount ("OID"), which may arise if, for example, we receive warrants in connection with the making of a loan or payment-in-kind interest, which represents contractual interest added to the loan balance and typically due at the end of the loan term or possibly in other circumstances. Such OID is included in income before we receive any corresponding cash payments and could be significant relative to our overall investment activities. Loans structured with these features may represent a higher level of credit risk than loans the interest on which must be paid in cash at regular intervals. We also may be required to include in income certain other amounts that we do not receive in cash.

The incentive fee payable by us that relates to our net investment income is computed and paid on income that may include some interest that has been accrued but not yet received in cash. If a portfolio company defaults on a loan, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible. Consequently, while we may make incentive fee payments on income accruals that we may not collect in the future and with respect to which we do not have a formal clawback right against our Investment Adviser per se, the amount of accrued income written off in any period will reduce the income in the period in which such write-off was taken and thereby reduce such period’s incentive fee payment. For the period between April 1, 2012 and March 31, 2018, the portion of the incentive fee that is attributable to deferred interest, such as PIK income, will not be paid to AIM until the Company receives such deferred interest in cash. The accrual of incentive fees shall be reversed if such interest is written off in connection with any write-off or similar treatment of the investment.
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
We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. As a BDC, we generally are required to meet an asset coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. This means that for every $100 of net assets, we may raise $100 from senior securities, such as borrowings or issuing preferred stock. If this ratio declines below 200%, the contractual arrangements governing these securities may require us to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. On March 23, 2018, the President signed into law the Small Business Credit Availability Act (the “SBCAA”), which included various changes to regulations under the federal securities laws that impact BDCs, including changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement to 150% from 200% under certain circumstances. On April 4, 2018, the Board of Directors approved the application of the modified asset coverage requirements for the Company. Accordingly, effective April 4, 2019, for every $100 of net assets, we may raise $200 from senior securities, such as borrowings or issuing preferred stock. After April 4, 2019, if the asset coverage ratio declines below 150%, the contractual arrangements governing these securities may require us to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous.
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
The agreements governing certain of our debt instruments require us to comply with certain financial and operational covenants. These covenants require us to, among other things, maintain certain financial ratios, including asset coverage and minimum stockholders’ equity. As of March 31, 2018, we were in compliance with these covenants. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. In the event of deterioration in the capital markets and pricing levels subsequent to this period, net unrealized loss in our portfolio may increase in the future. Absent an amendment to our Senior Secured Facility (as defined below), continued unrealized loss in our investment portfolio could result in non-compliance with certain covenants.
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

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming no changes to our balance sheet as of March 31, 2018, a hypothetical one percent increase in LIBOR on our floating rate assets and liabilities would increase our earnings by four cents per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2018, a hypothetical two percent increase in LIBOR on our floating rate assets and liabilities would increase our earnings by eight cents per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2018, a hypothetical three percent increase in LIBOR on our floating rate assets and liabilities would increase our earnings by twelve cents per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2018, a hypothetical four percent increase in LIBOR on our floating rate assets and liabilities would increase our earnings by sixteen cents per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2018, a hypothetical one percent decrease in LIBOR on our floating rate assets and liabilities would decrease our earnings by less than one cent per average share over the next twelve months. In addition, we believe that our interest rate matching strategy and our ability to hedge mitigates the effects any changes in interest rates may have on our investment income. Although management believes that this is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase or decrease in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.
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
In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined.
Our business requires a substantial amount of capital to grow because we must distribute most of our income.

Our business requires a substantial amount of capital. We have issued equity securities and have borrowed from financial institutions. A reduction in the availability of new capital could limit our ability to grow. We must distribute at least 90% of our investment company taxable income to maintain our RIC status. As a result, any such cash earnings may not be available to fund investment originations. We expect to continue to borrow from financial institutions and issue additional debt and equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. In addition, as a BDC, our ability to borrow or issue additional preferred stock may be restricted if our total assets are less than 200% (150% after April 4, 2019) of our total borrowings and preferred stock.

Many of our portfolio investments are recorded at fair value as determined in good faith by or under the direction of our Board of Directors and, as a result, there is uncertainty as to the value of our portfolio investments.
A large percentage of our portfolio investments are not publicly traded. The fair value of these investments may not be readily determinable. We value these investments quarterly at fair value (based on ASC 820, its corresponding guidance and the principal markets in which these investments trade) as determined in good faith by or under the direction of our Board of Directors pursuant to a written valuation policy and a consistently applied valuation process utilizing the input of our Investment Adviser, independent valuation firms, third party pricing services and the Audit Committee of the Board of Directors. Our Board of Directors utilizes the services of independent valuation firms to aid it in determining the fair value of these investments. The types of factors that may be considered in fair value pricing of these investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to more liquid securities, indices and other market-related inputs, discounted cash flow, our principal market and other relevant factors. For these securities for which a quote is either not readily available or deemed not to represent fair value, we utilize independent valuation firms to assist with valuation of these Level 3 investments. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a readily available market for these investments existed and may differ materially from the amounts we realize on any disposition of such investments. Our net asset value could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon the disposal of such investments. In addition, decreases in the market values or fair values of our investments are recorded as unrealized loss. Unprecedented declines in prices and liquidity in the corporate debt markets have resulted in significant net unrealized loss in our portfolio, as well as a reduction in NAV, in the past. Depending on market conditions, we could incur substantial realized losses and may continue to suffer additional unrealized losses in future periods, which could have a material adverse impact on our business, financial condition and results of operations.
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
We are prohibited under the 1940 Act from knowingly participating in certain transactions with certain of our affiliates without the prior approval of our independent directors and, in some cases, of the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any security (other than our securities) from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors and, in some cases, of the SEC. We are prohibited from buying or selling any security from or to any person who owns more than 25% of our voting securities or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC through an exemptive order (the “Order”) (other than in certain limited situations pursuant to current regulatory guidance). The analysis of whether a particular transaction constitutes a joint transaction requires a review of the relevant facts and circumstances then existing. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.

Under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must be able to reach certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our Board of Directors approved criteria. In certain situations where co-investment with one or more funds managed by AIM or its affiliates is not covered by the Order, the personnel of AIM or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on allocation policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. The Order is subject to certain terms and conditions so there can be no assurance that we will be permitted to co-invest with certain of our affiliates other than in the circumstances currently permitted by regulatory guidance and the Order.
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

Allocation of Expenses
We have entered into a royalty-free license agreement with AGM, pursuant to which AGM has agreed to grant us a non-exclusive license to use the name “Apollo.” Under the license agreement, we have the right to use the “Apollo” name for so long as AIM or one of its affiliates remains our Investment Adviser. In addition, we rent office space from AIA, an affiliate of AIM, and pay AIA our allocable portion of overhead and other expenses incurred by AIA in performing its obligations under the administration agreement, including our allocable portion of the cost of our Chief Financial Officer, Chief Legal Officer and Chief Compliance Officer and their respective staffs, which can create conflicts of interest that our Board of Directors must monitor.
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

•
For accounting purposes, any cash distributions to stockholders representing OID and PIK income are not designated as paid-in capital, even if the cash to pay them derives from offering proceeds. As a result, despite the fact that a distribution representing OID and PIK income could be paid out of amounts invested by our stockholders, the 1940 Act does not require that stockholders be given notice of this fact by reporting it as a return of capital.

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

We may distribute taxable dividends that are payable in cash and shares of our common stock at the election of each stockholder. The Internal Revenue Service has issued guidance on cash/stock dividends paid by publicly traded RICs where the cash component is limited to 20% of the total distribution if certain requirements are satisfied. Stockholders receiving such dividends will be required to include the full amount of the dividend (including the portion payable in stock) as ordinary income (or, in certain circumstances, long-term capital gain) to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock. It is unclear whether and to what extent we would choose to pay taxable dividends in cash and common stock.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm (when undertaken, as noted below), may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors and lenders to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

The incentive fee payable by us to AIM also may create an incentive for AIM to invest on our behalf in instruments that have a deferred interest feature such as investments with PIK provisions. Under these investments, we would accrue the interest over the life of the investment but would typically not receive the cash income from the investment until the end of the term or upon the investment being called by the issuer. Our net investment income used to calculate the income portion of our incentive fee, however, includes accrued interest. For the time period between April 1, 2012 and March 31, 2018, the portion of the incentive fee that is attributable to deferred interest, such as PIK, will not be paid to AIM until Apollo Investment receives such interest in cash. Even though such portion of the incentive fee will be paid only when the accrued income is collected, the accrued income is capitalized and included in the calculation of the base management fee. The accrual of incentive fees shall be reversed if such interest is written off in connection with any write-off or similar treatment of the investment. The payment of incentive fees to AIM is made on accruals of expected cash interest. If a portfolio company defaults on a loan, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible. Thus, while a portion of this incentive fee would be based on income that we have not yet received in cash and with respect to which we do not have a formal claw-back right against our Investment Adviser per se, the amount of accrued income to the extent written off in any period will reduce the income in the period in which such write-off was taken and thereby reduce such period’s incentive fee payment. However, even if a loan is put on non-accrual status, its capitalized interest will not be reversed and may continue to be included in the calculation of the base management fee based on an estimation of the loan’s fair value.
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
Our Investment Adviser is entitled to incentive compensation for each fiscal quarter in an amount equal to a percentage of the excess of our pre-incentive fee net investment income for that quarter (before deducting incentive compensation) above a performance threshold for that quarter. Accordingly, since the performance threshold is based on a percentage of our net asset value, decreases in our net asset value make it easier to achieve the performance threshold. Our pre-incentive fee net investment income for incentive compensation purposes excludes realized and unrealized capital losses or depreciation that we may incur in the fiscal quarter, even if such capital losses or depreciation result in a net loss on our statements of operations for that quarter. Thus, we may be required to pay AIM incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter. In addition, increases in interest rates may increase the amount of incentive fees we pay to our Investment Adviser even though our performance relative to the market has not increased.
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
The Dodd-Frank Act enacted, and CFTC and the SEC have issued or proposed rules to implement, both broad new regulatory requirements and broad new structural requirements applicable to OTC derivative markets and, to a lesser extent, listed commodity futures (and futures options) markets.
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
The effects of various environmental regulations may negatively affect the airline industry. This may adversely affect some of our portfolio companies. Governmental regulations regarding aircraft and engine noise and emissions levels apply based on where the relevant aircraft is registered and operated. For example, jurisdictions throughout the world have adopted noise regulations which require all aircraft to comply with noise level standards. In addition to the current requirements, the United States and the International Civil Aviation Organization (“ICAO”) have adopted a new, more stringent set of standards for noise levels which applies to engines manufactured or certified on or after January 1, 2006. Currently, U.S. regulations would not require any phase-out of aircraft that qualify with the older standards applicable to engines manufactured or certified prior to January 1, 2006, but the EU has established a framework for the imposition of operating limitations on aircraft that do not comply with the new standards and incorporated aviation-related emissions into the EU’s Emissions Trading Scheme (“ETS”) beginning in 2012.
In addition to more stringent noise restrictions, the United States and other jurisdictions are beginning to impose more stringent limits on nitrogen oxide, carbon monoxide and carbon dioxide emissions from engines, consistent with current ICAO standards. Concerns over global warming also could result in more stringent limitations on the operation of aircraft.
The United States aviation industry is extensively regulated by government agencies, particularly the Federal Aviation Administration and the National Transportation Safety Board. New air travel regulations have been, and management anticipates will continue to be, implemented that could have a negative impact on airline and airport revenues. Continued increased regulations of the aviation industry, or a continued downturn in the aviation industry's economic situation, could have a material adverse effect on the Company.
European countries generally have relatively strict environmental regulations that can restrict operational flexibility and decrease aircraft productivity. The European Parliament has confirmed that all emissions from flights within the EU are subject to the ETS requirement, even those emissions that are emitted outside of the EU. The EU suspended the enforcement of the ETS requirements for international flights outside of the EU due to a proposal issued by the ICAO in October 2013 to develop a global program to reduce international aviation emissions, which would be enforced by 2020. In response to this, the European Commission has proposed to amend the ETS so that only flights or portions thereof that take place in European regional airspace are subject to the ETS requirements. The potential impact of ETS and the forthcoming ICAO requirements on costs have not been completely identified. Any of these regulations could limit the economic life of the aircraft and engines, reduce their value, limit our portfolio companies’ ability to lease or sell the non-compliant aircraft and engines or, if engine modifications are permitted, require our portfolio companies to make significant additional investments in the aircraft and engines to make them compliant. In addition, compliance with current or future regulations, taxes or duties imposed to deal with environmental concerns could cause our portfolio companies to incur higher costs, thereby generating lower net revenues and resulting in an adverse impact on the financial condition of such portfolio companies.

Our investments in the healthcare and pharmaceutical services industry sector are subject to extensive government regulation and certain other risks particular to that industry.
We invest in healthcare and pharmaceutical services. Our investments in portfolio companies that operate in this sector are subject to certain significant risks particular to that industry. The laws and rules governing the business of healthcare companies and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force our portfolio companies engaged in healthcare to change how they do business, restrict revenue, increase costs, change reserve levels and change business practices. Healthcare companies often must obtain and maintain regulatory approvals to market many of their products, change prices for certain regulated products and consummate some of their acquisitions and divestitures. Delays in obtaining or failing to obtain or maintain these approvals could reduce revenue or increase costs. Policy changes on the local, state and federal level, such as the expansion of the government’s role in the healthcare arena and alternative assessments and tax increases specific to the healthcare industry or healthcare products as part of federal health care reform initiatives, could fundamentally change the dynamics of the healthcare industry. In particular, health insurance reform, including The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010, or Health Insurance Reform Legislation, could have a significant effect on our portfolio companies in this industry sector. As Health Insurance Reform Legislation is implemented, our portfolio companies in this industry sector may be forced to change how they do business. We can give no assurance that these portfolio companies will be able to adapt successfully in response to these changes. Any of these factors could materially adversely affect the operations of a portfolio company in this industry sector and, in turn, impair our ability to timely collect principal and interest payments owed to us.
Risks Relating to our Debt Instruments
Our senior secured credit facility begins amortizing in January 2021 and any inability to renew, extend or replace the facility could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.
On December 22, 2016, the Company amended and restated its senior secured, multi-currency, revolving credit facility (the “Senior Secured Facility”) from the previous April 24, 2015 amendment. The amended and restated agreement decreased the lenders’ commitments from $1.31 billion to $1.14 billion, extended the final maturity date through December 22, 2021, and included an accordion provision which allows the Company to increase the total commitments under the existing revolving facility up to an aggregate principal amount of $1.965 billion from new or existing lenders on the same terms and conditions as the existing commitments. On August 29, 2017, the Company entered into an amendment to its Senior Secured Facility to increase the multicurrency commitments under the Senior Secured Facility by $50 million from $1.14 billion to $1.19 billion pursuant to the accordion provisions therein. The Senior Secured Facility is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. Commencing January 31, 2021, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the Senior Secured Facility as of December 22, 2020. In addition, the stated interest rate on the facility remains as a formula-based calculation based on a minimum borrowing base, resulting in a stated interest rate, depending on the type of borrowing, of (a) either LIBOR plus 1.75% per annum or LIBOR plus 2.00% per annum, or (b) either Alternate Base Rate plus 0.75% per annum or Alternate Base Rate plus 1% per annum. Alternate Base Rate means, for any day, a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate for such day plus 1/2 of 1% and (c) the rate per annum equal to 1% plus the rate appearing on Reuters Screen LIBOR01 Page at approximately 11:00 A.M., London time, on such day, for US Dollar deposits with a term of one month. As of March 31, 2018, the stated interest rate on the facility was LIBOR plus 2.00%. The Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Senior Secured Facility and participation fees and fronting fees totaling 2.25% per annum on the letters of credit issued.
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
On October 9, 2012, the Company issued $150 million aggregate principal amount of 6.625% senior unsecured notes due October 15, 2042 (the “2042 Notes”). On June 17, 2013, the Company issued $135 million aggregate principal amount of 6.875% senior unsecured notes due July 15, 2043 (the “2043 Notes”). On June 24, 2013, an additional $15 million aggregate principal amount of the 2043 Notes was issued pursuant to the underwriters’ over-allotment option exercise. On March 3, 2015, the Company issued $350 million aggregate principal amount of 5.250% senior unsecured notes due March 3, 2025 (the “2025 Notes”). On October 16, 2017, the Company redeemed the entire $150 million aggregate principal amount outstanding of the 2042 Notes in accordance with the terms of the indenture governing the 2042 Notes, before its stated maturity date.

There can be no assurance that we will be able to replace the Series B Notes, the 2043 Notes or the 2025 Notes upon their maturity on terms that are favorable to us, if at all. Our ability to replace the Series B Notes, the 2043 Notes or the 2025 Notes will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to replace or repay the Series B Notes, the 2043 Notes or the 2025 Notes at the time of their maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC.
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
While Apollo Investment has not, to date, raised any funds through the use of placement agents (other than through the ordinary course of engagement of underwriters, from time to time, in connection with the public offering of Apollo Investment’s securities), affiliates of AIM sometimes use placement agents to assist in marketing certain of the investment funds that they manage. Various state attorneys general and federal and state agencies have initiated industry-wide investigations into the use of placement agents in connection with the solicitation of investments, particularly with respect to investments by public pension funds. Certain affiliates of AGM have received subpoenas and other requests for information from various government regulatory agencies and investors in AGM’s funds, seeking information regarding the use of placement agents. California Public Employees’ Retirement System (“CalPERS”), one of AGM’s strategic investors, announced on October 14, 2009 that it had initiated a special review of placement agents and related issues. The report of the CalPERS special review was issued on March 14, 2011. That report does not allege any wrongdoing on the part of AGM or its affiliates. AGM is continuing to cooperate with all such investigations and other reviews. In addition, on May 6, 2010, the California Attorney General filed a civil complaint against Alfred Villalobos and his company, Arvco Capital Research, LLC (“Arvco”), a placement agent that AGM has used, and Federico Buenrostro Jr., the former CEO of CalPERS, alleging conduct in violation of certain California laws in connection with CalPERS's purchase of securities in various funds managed by AGM and another asset manager. None of Apollo Investment, AIM or AGM are parties to the civil lawsuit, and the lawsuit does not allege any misconduct on the part of Apollo Investment, AIM or AGM. Likewise, on April 23, 2012, the SEC filed a lawsuit alleging securities fraud on the part of Arvco, as well as Messrs. Buenrostro and Villalobos, in connection with their activities concerning certain CalPERS investments in funds managed by AGM. This lawsuit also does not allege wrongdoing on the part of AGM, and in fact alleges that AGM was defrauded by Arvco, Villalobos, and Buenrostro. On March 14, 2013, the United States Department of Justice unsealed an indictment against Messrs. Villalobos and Buenrostro alleging, among other crimes, fraud in connection with those same activities; again, AGM is not accused of any wrongdoing and in fact is alleged to have been defrauded by the defendants. The criminal action was set for trial in a San Francisco federal court in July 2014, but was put on hold after Mr. Buenrostro pleaded guilty on July 11, 2014. As part of Mr. Buenrostro’s plea agreement, he admitted to taking cash and other bribes from Mr. Villalobos in exchange for several improprieties, including attempting to influence CalPERS’ investing decisions and improperly preparing disclosure letters to satisfy AGM’s requirements. There is no suggestion that AGM was aware that Mr. Buenrostro had signed the letters with a corrupt motive. The government has indicated that they will file new charges against Mr. Villalobos incorporating Mr. Buenrostro’s admissions. On August 7, 2014, the government filed a superseding indictment against Mr. Villalobos asserting additional charges. The trial had been scheduled for February 23, 2015, but Mr. Villalobos passed away on January 13, 2015. Additionally, on April 15, 2013, Mr. Villalobos, Arvco and related entities (the “Arvco Debtors”) brought a civil action in the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”) against AGM. The action is related to the ongoing bankruptcy proceedings of the Arvco Debtors. This action alleges that Arvco served as a placement agent for AGM in connection with several funds associated with AGM, and seeks to recover purported fees the Arvco Debtors claim AGM has not paid them for a portion of Arvco's placement agent services. In addition, the Arvco Debtors allege that AGM has interfered with the Arvco Debtors’ commercial relationships with third parties, purportedly causing the Arvco Debtors to lose business and to incur fees and expenses in the defense of various investigations and litigations. The Arvco Debtors also seek compensation from AGM for these alleged lost profits and fees and expenses. The Arvco Debtors’ complaint asserts various theories of recovery under the Bankruptcy Code and common law. AGM denies the merit of all of the Arvco Debtors’ claims and will vigorously contest them. The Bankruptcy Court had stayed this action pending the result in the criminal case against Mr. Villalobos but lifted the stay on May 1, 2015; in light of Mr. Villalobos's death, the criminal case was dismissed. On August 25, 2016, Christina Lovato, in her capacity as the Chapter 7 Trustee for the Arvco Debtors, filed an amended complaint. On March 20, 2017, the court granted Apollo’s motion to dismiss the equitable claims asserted in the amended complaint, leaving just two breach of contract claims remaining. On October 20, 2017, Apollo moved for summary judgment as to the trustee’s remaining claims and a counterclaim by Apollo that seeks indemnification for attorneys’ fees and expenses. No estimate of possible loss, if any, can be made at this time.

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of March 31, 2018, we did not own any real estate or other physical properties materially important to our operations. Our administrative and principal executive offices are located at 3 Bryant Park, New York, NY 10036 and 9 West 57th Street, New York, NY 10019, respectively. We believe that our office facilities are suitable and adequate for our business as it is currently conducted.
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
In December 2016, AGM received a subpoena from the SEC principally concerning AGM’s disclosure of IRR calculations for certain private equity funds, costs associated with a European service provider, and certain personnel changes. These topics generally track matters with which AGM is familiar and has previously examined. The matters at issue in the subpoena do not pertain to activities of the Company. AGM cooperated fully with the SEC in this matter. On December 22, 2017, the SEC staff advised that it had concluded the investigation as to AGM and that, based on the information available, it did not intend to recommend further action regarding AGM.
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
The following table sets forth, for the quarterly reporting periods indicated, the net asset value (“NAV”) per share of our common stock and the high and low sales price for our common stock, as reported on the NASDAQ Global Select Market, and distributions per share information:

	NAV Per Share (1)	Sales Price		Premium (Discount) of High Sales Price to NAV (2)	Premium (Discount) of Low Sales Price to NAV (2)	Distributions Declared
		High	Low
Year Ended March 31, 2018
Fourth quarter	$6.56	$5.85	$5.19	(10.8)%	(20.9)%	$0.15
Third quarter	6.60	6.20	5.60	(6.1)%	(15.2)%	0.15
Second quarter	6.72	6.48	5.69	(3.6)%	(15.3)%	0.15
First quarter	6.73	6.82	6.18	1.3%	(8.2)%	0.15
Year Ended March 31, 2017
Fourth quarter	$6.74	$6.58	$5.82	(2.4)%	(13.6)%	$0.15
Third quarter	6.86	6.25	5.65	(8.9)%	(17.6)%	0.15
Second quarter	6.95	6.27	5.42	(9.8)%	(22.0)%	0.15
First quarter	6.90	5.97	5.03	(13.5)%	(27.1)%	0.20
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
While our common stock has from time to time traded in excess of our net asset value, there can be no assurance, however, that it will trade at such a premium (to NAV) in the future. The last reported closing market price of our common stock on May 16, 2018 was $5.59 per share. As of May 16, 2018, we had 66 stockholders of record.
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
The following table lists the quarterly distributions per share from our common stock for the past two fiscal years:

Distributions Declared
Year Ended March 31, 2018
Fourth quarter	$0.15
Third quarter	0.15
Second quarter	0.15
First quarter	0.15
Year Ended March 31, 2017
Fourth quarter	0.15
Third quarter	0.15
Second quarter	0.15
First quarter	0.20
Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
The Company adopted the following plans, approved by the Board of Directors, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the 1934 Act (the “Repurchase Plans”):

Date of Adoption	Maximum Cost of Shares That May Be Repurchased		Cost of Shares Repurchased		Remaining Cost of Shares That May Be Repurchased
August 6, 2015	$50.0	million	$50.0	million	$—
December 14, 2015	50.0	million	50.0	million	—
September 14, 2016	50.0	million	20.1	million	29.9	million
Total as of March 31, 2018	$150.0	million	$120.1	million	$29.9	million
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
The following table presents information with respect to the Company’s purchases of its common stock since adoption of the Repurchase Plans through March 31, 2018:

Month	Total Number of Shares Purchased	Average Price Paid Per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans
August 2015	1,530,000	$6.57	1,530,000	$40.0	million
September 2015	1,810,400	6.15	1,810,400	28.8	million
November 2015	3,350,000	6.03	3,350,000	8.6	million
December 2015	1,882,329	5.86	1,882,329	47.6	million
January 2016	2,012,126	4.97	2,012,126	37.6	million
June 2016	1,088,800	5.58	1,088,800	31.5	million
July 2016	49,475	5.51	49,475	31.2	million
August 2016	1,788,882	5.89	1,788,882	20.7	million
September 2016	1,234,569	6.04	1,234,569	63.2	million
October 2016	1,582,250	5.94	1,582,250	53.8	million
November 2016	717,866	5.82	717,866	49.6	million
August 2017	100,000	5.99	100,000	49.0	million
September 2017	560,300	5.99	560,300	45.7	million
October 2017	434,600	5.99	434,600	43.1	million
November 2017	193,500	5.93	193,500	41.9	million
December 2017	150,300	5.96	150,300	41.0	million
January 2018	1,732,158	5.77	1,732,158	31.0	million
February 2018	211,700	5.41	211,700	29.9	million
Total	20,429,255	$5.88	20,429,255
____________________
* The average price per share is inclusive of commissions.

Stock Performance Graph
This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, for the period March 31, 2013 through March 31, 2018. The graph assumes that, on March 31, 2013, a person invested $100 in each of the following: our common stock, the S&P 500 Index, the Russell 2000 Financial Services Index, and the S&P Small Cap 600 Financials Index. The graph measures total stockholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities.
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

	Year Ended March 31,
	2018	2017	2016	2015	2014
Summary of Operations
Total investment income	$259,287	$279,862	$379,745	$433,631	$381,346
Net expenses	125,900	130,619	186,488	205,658	180,098
Net investment income	133,387	149,243	193,257	227,973	201,248
Net realized and change in unrealized gains (losses)	(46,358)	(130,873)	(237,783)	(152,551)	69,624
Net increase (decrease) in net assets resulting from operations	87,029	18,370	(44,526)	75,422	270,872
Per Share Data
Net asset value	$6.56	$6.74	$7.28	$8.18	$8.67
Net investment income	0.61	0.67	0.83	0.96	0.91
Earnings (loss) per share — basic	0.40	0.08	(0.19)	0.32	1.21
Earnings (loss) per share — diluted (1)	N/A	N/A	(0.19)	0.32	1.18
Distributions declared	0.60	0.65	0.80	0.80	0.80
Balance Sheet Data
Total assets (2)	$2,311,810	$2,410,120	$3,078,637	$3,543,738	$3,625,865
Total debt outstanding (2)	789,846	848,449	1,312,960	1,481,606	1,356,175
Net assets	1,418,086	1,481,797	1,645,581	1,937,608	2,051,611
Other Data
Total return (3)	(12.06)%	31.44%	(17.53)%	1.86%	9.40%
Number of portfolio companies at year end	90	86	89	105	111
Total portfolio investments for the year	$1,049,363	$601,065	$1,088,517	$2,211,081	$2,816,149
Investment sales and repayments for the year	$1,153,978	$1,094,634	$1,338,689	$2,250,782	$2,322,189
Weighted average yield on debt portfolio at year end (4)	10.7%	10.3%	11.0%	11.2%	11.1%
Weighted average yield on total portfolio at year end (5)	9.6%	8.7%	9.8%	9.9%	10.2%
Weighted average shares outstanding — basic	218,623,840	222,415,073	232,555,815	236,741,351	222,800,255
Weighted average shares outstanding — diluted (1)	N/A	N/A	232,555,815	236,741,351	237,348,355
____________________

(1)
In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. For the years ended March 31, 2018 and March 31, 2017, the Company did not have any convertible notes. As such, diluted EPS and diluted weighted average shares outstanding were not applicable. For the years ended March 31, 2016 and March 31, 2015, anti-dilution would total $0.04 and $0.02, respectively.

(2)	Numbers prior to March 31, 2017 were updated due to the retrospective application of the new accounting pronouncements (ASU 2015-03 and ASU 2015-15) adopted as of April 1, 2016.

(3)	Total return is based on the change in market price per share and takes into account distributions, if any, reinvested in accordance with Apollo Investment’s dividend reinvestment plan.

(4)	Exclusive of investments on non-accrual status.

(5)	Inclusive of all income generating investments, non-income generating investments and investments on non-accrual status.

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
Overview
Apollo Investment Corporation (the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” or “our”) was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. We commenced operations on April 8, 2004 upon completion of our initial public offering that raised $870 million in net proceeds from selling 62 million shares of common stock at a price of $15.00 per share. Since then, and through March 31, 2018, we have raised approximately $2.21 billion in net proceeds from additional offerings of common stock and we have repurchased common stock for $120.1 million.

Apollo Investment Management, L.P. (the “Investment Adviser” or “AIM”) is our investment adviser and an affiliate of Apollo Global Management, LLC and its consolidated subsidiaries (“AGM”). The Investment Adviser, subject to the overall supervision of our Board of Directors, manages the day-to-day operations of, and provides investment advisory services to the Company. AGM and other affiliates manage other funds that may have investment mandates that are similar, in whole or in part, with ours. AIM and its affiliates may determine that an investment is appropriate both for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, AIM may determine that we should invest on a side-by-side basis with one or more other funds. We make all such investments subject to compliance with applicable regulations and interpretations, and our allocation procedures. Certain types of negotiated co-investments may be made only in accordance with the terms of the exemptive order (the “Order”) we received from the SEC permitting us to do so. Under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must be able to reach certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our Board of Directors’ approved criteria. In certain situations where co-investment with one or more funds managed by AIM or its affiliates is not covered by the Order, the personnel of AIM or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on allocation policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. The Order is subject to certain terms and conditions so there can be no assurance that we will be permitted to co-invest with certain of our affiliates other than in the circumstances currently permitted by regulatory guidance and the Order.
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
Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment, and the competitive environment for the types of investments we make. As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of March 31, 2018, non-qualifying assets represented approximately 15.1% of the total assets of the Company.
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

•
all other expenses incurred by us or the Administrator in connection with administering our business, such as our allocable portion of overhead under the administration agreement, including rent and our allocable portion of the cost of our Chief Financial Officer, Chief Legal Officer and Chief Compliance Officer and their respective staffs.

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

Portfolio and Investment Activity
Our portfolio and investment activity during the years ended March 31, 2018 and March 31, 2017 was as follows:

	Year Ended March 31,
(in millions)*	2018	2017
Investments made in portfolio companies	$1,049.4	$601.1
Investments sold	(189.0)	(219.5)
Net activity before repaid investments	860.3	381.6
Investments repaid	(964.9)	(875.2)
Net investment activity	$(104.6)	$(493.6)

Portfolio companies at beginning of period	86	89
Number of new portfolio companies	39	37
Number of exited portfolio companies	(35)	(40)
Portfolio companies at end of period	90	86

Number of investments made in existing portfolio companies	28	26
____________________

*	Totals may not foot due to rounding.
Our portfolio composition and weighted average yields as of March 31, 2018 and March 31, 2017 were as follows:

	March 31, 2018		March 31, 2017
Portfolio composition, at fair value:
Secured debt	82%		75%
Unsecured debt	5%		7%
Structured products and other	3%		7%
Preferred equity	1%		1%
Common equity/interests and warrants	9%		10%
Weighted average yields, at amortized cost (1):
Secured debt portfolio (2)	10.7%		10.2%
Unsecured debt portfolio (2)	11.3%		11.1%
Total debt portfolio (2)	10.7%		10.3%
Total portfolio (3)	9.6%		8.7%
Interest rate type, at fair value (4):
Fixed rate amount	$0.1	billion	$0.2	billion
Floating rate amount	$1.2	billion	$1.1	billion
Fixed rate, as percentage of total	8%		16%
Floating rate, as percentage of total	92%		84%
Interest rate type, at amortized cost (4):
Fixed rate amount	$0.1	billion	$0.2	billion
Floating rate amount	$1.2	billion	$1.0	billion
Fixed rate, as percentage of total	8%		17%
Floating rate, as percentage of total	92%		83%
____________________

(1)	An investor’s yield may be lower than the portfolio yield due to sales loads and other expenses.

(2)	Exclusive of investments on non-accrual status.

(3)	Inclusive of all income generating investments, non-income generating investments and investments on non-accrual status.

(4)
The interest rate type information is calculated using the Company’s corporate debt portfolio and excludes aviation, oil and gas, structured credit, renewables, shipping, commodities and investments on non-accrual status.

Since the initial public offering of Apollo Investment in April 2004 and through March 31, 2018, invested capital totaled $18.1 billion in 436 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 100 different financial sponsors.
Recent Developments
On April 4, 2018, the Board of Directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the asset coverage ratio test applicable to the Company will be decreased from 200% to 150%, effective April 4, 2019.
On May 17, 2018, at an in-person meeting, the Board of Directors approved an amended and restated investment advisory management agreement. The amended and restated investment advisory management agreement reduced the base management fee and revised the incentive fee on income to include a total return requirement.
Effective April 1, 2018, the base management fee was reduced from 2.0% to 1.5% of the average value of the Company's gross assets (excluding cash or cash equivalents but including other assets purchased with borrowed amounts) at the end of each of the two most recently completed calendar quarters; provided, however, the base management fee will be 1.0% of the average value of the Company's gross assets (excluding cash or cash equivalents but including other assets purchased with borrowed amounts) that exceeds the product of (i) 200% and (ii) the value of the Company’s net asset value at the end of the most recently completed calendar quarter.
In addition, beginning, January 1, 2019, the incentive fee on income calculation will include a total return requirement with a rolling twelve quarter look-back starting from April 1, 2018. The incentive fee rate remains 20% and the performance threshold remains 1.75% per quarter (7% annualized). There is no change to the catch-up provision. For the period between April 1, 2018 through December 31, 2018, the incentive fee rate post waiver will be 15%, subject to the 7% annualized performance threshold. As a result, the new contractual fee rate structure will not result in higher fees (on a cumulative basis) payable to the Investment Adviser than the contractual fees payable to the Investment Adviser under the prior investment advisory management agreement (excluding current voluntary fee waivers).
Effective as of May 17, 2018, the Board amended and restated the Company’s bylaws to increase the size of the Board from nine directors to ten.
On May 17, 2018, the Board appointed Howard Widra as a director of the Company. Mr. Widra was appointed as an interested Class I director. His term will expire at the 2020 annual meeting of stockholders of the Company at which the Class I directors stand for election.
On May 17, 2018, the Board also appointed Mr. Widra as Chief Executive Officer of the Company, effective May 21, 2018.  James Zelter will no longer serve as Chief Executive Officer of the Company but will remain an Interested Director of the Company. Mr. Widra is the President of the Company through May 21, 2018 and has been with Apollo Global Management, LLC and/or its affiliates since 2013. He became the President of Apollo Investment Corporation in June 2016. Mr. Widra is a co-founder of MidCap Financial (“MidCap”), an $8 billion specialty finance business, and was formerly its Chief Executive Officer. Prior to MidCap, Mr. Widra was the founder and President of Merrill Lynch Capital Healthcare Finance. Prior to Merrill Lynch, Mr. Widra was President of GE Capital Healthcare Commercial Finance and held senior roles in its predecessor entities including President of Heller Healthcare Finance, and COO of Healthcare Financial Partners. Mr. Widra holds a J.D., cum laude, from the Harvard Law School and a B.A. in Economics from the University of Michigan. Mr. Widra is 49 years old.
On May 17, 2018, the Board appointed Tanner Powell as President of the Company, effective May 21, 2018.  Mr. Powell has been with Apollo Global Management, LLC since 2006 and has served as Chief Investment Officer for Apollo Investment Management, L.P., the investment adviser for the Company since June 2016. From 2004 to 2006, Mr. Powell served as an analyst in Goldman Sachs’ Principal Investment Area (PIA), concentrating on mezzanine investing. From 2002 to 2004, Mr. Powell was an analyst in the Industrials group at Deutsche Bank. Mr. Powell holds a B.A. from Princeton University.

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
As of March 31, 2018, $1.94 billion or 86.5% of the Company’s investments were classified as Level 3. The high proportion of Level 3 investments relative to our total investments is directly related to our investment philosophy and target portfolio, which consists primarily of long-term secured debt, as well as unsecured and mezzanine positions of private middle-market companies. A fundamental difference exists between our investments and those of comparable publicly traded fixed income investments, namely high-yield bonds, and this difference affects the valuation of our private investments relative to comparable publicly traded instruments.
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

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides a valuation. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered in the valuation process of independent valuation firms. During the year ended March 31, 2018, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

Results of Operations
Operating results for the years ended March 31, 2018, 2017 and 2016 were as follows:

	Year Ended March 31,
(in millions)*	2018	2017	2016
Investment Income
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$213.1	$212.8	$279.5
Dividend income	19.7	34.3	57.8
PIK interest income	20.2	28.2	30.8
Other income	6.2	4.6	11.6
Total investment income	$259.3	$279.9	$379.7
Expenses
Management and performance-based incentive fees, net of amounts waived	$56.9	$50.5	$90.7
Interest and other debt expenses, net of reimbursements	52.7	59.7	80.8
Administrative services expense, net of reimbursements	6.7	7.3	6.3
Other general and administrative expenses	9.6	13.2	8.7
Net Expenses	$125.9	$130.6	$186.5
Net Investment Income	$133.4	$149.2	$193.3
Net Realized and Change in Unrealized Gains (Losses)
Net realized losses	$(258.1)	$(41.8)	$(195.4)
Net change in unrealized losses	211.8	(89.1)	(42.4)
Net Realized and Change in Unrealized Losses	$(46.4)	$(130.9)	$(237.8)
Net Increase (Decrease) in Net Assets Resulting from Operations	$87.0	$18.4	$(44.5)

Net Investment Income on Per Average Share Basis (1)	$0.61	$0.67	$0.83
Earnings (loss) per share — basic (1)	$0.40	$0.08	$(0.19)
Earnings (loss) per share — diluted (2)	N/A	N/A	$(0.19)
____________________

*	Totals may not foot due to rounding.

(1)	Based on the weighted average number of shares outstanding for the period presented.

(2)
Diluted earnings (loss) per share is calculated using the if-converted method. In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. For the years ended March 31, 2018 and March 31, 2017, the Company did not have any convertible notes. As such, diluted EPS was not applicable. For the year ended March 31, 2016, anti-dilution would total $0.04.

Total Investment Income
For the year ended March 31, 2018 as compared to the year ended March 31, 2017
The decrease in total investment income for the year ended March 31, 2018 compared to the year ended March 31, 2017 was primarily driven by the decrease in dividend income of $14.6 million and decrease in total interest income (including PIK) of $7.6 million. The decrease in dividend income was due to the exits of Crowley Holdings, Inc., MCF CLO I, LLC and MCF CLO III, LLC, the restructuring of Golden Bear Warehouse LLC into a non-dividend yielding position and the decrease in dividends from Dynamic Product Tankers, LLC and MSEA Tankers, LLC. The decrease in dividend income was offset by the higher dividends received from Merx Aviation Finance, LLC. The decrease in total interest income (including PIK) was due to a lower income-bearing investment portfolio and decrease in prepayment fees and income recognized from the acceleration of discount, premium, or deferred fees on repaid investments which totaled $13.3 million and $13.6 million for the year ended March 31, 2018 and year ended March 31, 2017, respectively. This was partially offset by an increase in overall yield for the total debt portfolio to 10.7% from 10.3%. Furthermore, there was an increase in other income of $1.6 million due to higher bridge fees and amendment fees, partially offset by lower structuring fees.

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
Net Expenses
For the year ended March 31, 2018 as compared to the year ended March 31, 2017
The decrease in net expenses for the year ended March 31, 2018 compared to the year ended March 31, 2017 was due to the decrease in interest and other debt expenses of $7.0 million due to the early redemption of the 2042 Senior Unsecured Notes in October 2017 which carried a higher interest rate than our Senior Secured Facility and the change in the average debt outstanding and net leverage from $1.05 billion and 0.55x, respectively during the year ended March 31, 2017, to $0.90 billion and 0.57x, respectively during the year ended March 31, 2018. The decrease of $3.6 million in other general and administrative expenses was primarily due to $2.7 million of non-recurring expenses related to a strategic transaction that was considered but did not occur during the year ended March 31, 2017. The decrease in net expenses was partially offset by an increase in management and performance-based incentive fees (net of amounts waived) of $6.5 million which was due to lower fee expenses during the year ended March 31, 2017 as this period included an adjustment of $13.2 million to the deferred incentive fee payable related to PIK income deemed to be no longer realizable, compared to the year ended March 31, 2018 during which there was $2.2 million of such adjustments.
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

Net Realized Gains (Losses)
During the year ended March 31, 2018, we recognized gross realized gains of $27.0 million and gross realized losses of $285.1 million, resulting in net realized losses of $258.1 million. Significant realized gains (losses) for the year ended March 31, 2018 are summarized below:

(in millions)	Net Realized Gain (Loss)
Renew Financial LLC (f/k/a Renewable Funding, LLC)	$7.8
Ivy Hill Middle Market Credit Fund IX, Ltd.	2.0
Venoco, Inc.	(89.0)	*
Delta Educational Systems, Inc./Gryphon Colleges Corp.	(72.8)	*
AIC SPV Holdings I, LLC	(43.3)	*
Solarplicity Group Limited (f/k/a AMP Solar UK)	(27.1)	*/**
LVI Group Investments, LLC	(17.5)	*
Magnetation, LLC	(10.4)	*
Clothesline Holdings, Inc.	(6.0)	*
Sungevity Inc.	(4.4)	*
SCM Insurance Services, Inc.	(3.1)	*
____________________
* Venoco, Inc., Delta Educational Systems, Inc./Gryphon Colleges Corp., Magnetation, LLC, Clothesline Holdings, Inc. and Sungevity Inc. were written off during the period as no proceeds were expected to be realized. AIC SPV Holdings I, LLC, Solarplicity Group Limited (f/k/a AMP Solar UK), LVI Group Investments, LLC and SCM Insurance Services, Inc. were sold/repaid during the period. The realized losses on these investments were previously recorded as unrealized losses.
** Included in this amount is a realized loss on foreign currency of $7.7 million which is substantially offset by $15.5 million of net realized gain on foreign currencies related to foreign-denominated debt under the Senior Secured Facility.
On October 16, 2017, the Company redeemed the entire $150 million aggregate principal amount outstanding of the 2042 Notes in accordance with the terms of the indenture governing the 2042 Notes, before its stated maturity date, which resulted in a realized loss on the extinguishment of debt of $5.79 million.
During the year ended March 31, 2017, we recognized gross realized gains of $103.1 million and gross realized losses of $144.9 million, resulting in net realized loss of $41.8 million. Significant realized gains (losses) for the year ended March 31, 2017 are summarized below:

(in millions)	Net Realized Gain (Loss)
Generation Brands Holdings, Inc.	$46.2
Golden Bear Warehouse LLC	34.2
MCF CLO III, LLC	5.2
Explorer Coinvest, LLC	3.3
Dark Castle Holdings, LLC	2.5
Garden Fresh Restaurant Corp.	(58.6)
Solarplicity Group Limited	(38.4)	*
Osage Exploration & Development, Inc.	(19.2)
Aveta, Inc.	(11.9)
River Cree Enterprises LP	(4.2)
Aventine Renewable Energy Holdings, Inc.	(3.6)
___________________
* Included in this amount is a realized loss on foreign currency of $7.9 million which is substantially offset by $8.2 million of net realized gain on foreign currencies related to foreign-denominated debt under the Senior Secured Facility.

During the year ended March 31, 2016, we recognized gross realized gains of $22.5 million and gross realized losses of $217.9 million, resulting in net realized losses of $195.4 million. Significant realized gains (losses) for the year ended March 31, 2016 are summarized below:

(in millions)	Net Realized Gain (Loss)
Fidji Luxco (BC) S.C.A.	$11.8
PlayPower Holdings, Inc.	(39.7)
Miller Energy Resources, Inc.	(33.5)
Magnetation, LLC	(32.1)
Molycorp, Inc.	(22.1)
Artsonig Pty Ltd	(21.7)
Net Change in Unrealized Gains (Losses)
During the year ended March 31, 2018, we recognized gross unrealized gains of $302.7 million and gross unrealized losses of $90.9 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $211.8 million. Significant changes in unrealized gains (losses) for the year ended March 31, 2018 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Venoco, Inc.	$89.0
Delta Career Education Corporation	72.8
AIC SPV Holdings I, LLC	44.8
Solarplicity Group Limited (f/k/a AMP Solar UK)	25.2
LVI Group Investments, LLC	17.5
Magnetation, LLC	10.9
SHD Oil & Gas, LLC	9.9
SCM Insurance Services, Inc.	7.9
Clothesline Holdings, Inc.	6.0
Sungevity Inc.	4.4
Elements Behavioral Health, Inc.	(10.1)
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)	(3.4)
Golden Bear 2016-R, LLC	(3.0)
Merx Aviation Finance, LLC	(2.2)
Access Information	(1.8)

During the year ended March 31, 2017, we recognized gross unrealized gains of $156.1 million and gross unrealized losses of $245.2 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $89.1 million. Significant changes in unrealized gains (losses) for the year ended March 31, 2017 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Garden Fresh Restaurant Corp.	$24.7
Osage Exploration & Development, Inc.	19.3
Aveta, Inc.	13.2
SHD Oil & Gas, LLC (f/k/a Spotted Hawk Development LLC)	8.2
MCF CLO III, LLC	5.0
Venoco, Inc.	(53.7)
Generation Brands Holdings, Inc.	(43.8)
Delta Career Education Corporation	(22.4)
LVI Group Investments, LLC	(21.5)
Solarplicity Group Limited	(20.9)	*
Golden Bear Warehouse LLC	(16.7)
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
During the year ended March 31, 2016, we recognized gross unrealized gains of $180.8 million and gross unrealized losses of $223.2 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $42.4 million. Significant changes in unrealized gains (losses) for the year ended March 31, 2016 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
PlayPower Holdings, Inc.	$21.8
Molycorp, Inc.	20.4
Generation Brands Holdings, Inc.	17.8
Merx Aviation Finance, LLC	16.4
Golden Bear Warehouse LLC	14.1
LVI Group Investments, LLC	12.8
Renewable Funding Group, Inc.	10.6
PetroBakken Energy Ltd.	10.6
SquareTwo Financial Corp.	(26.8)
Spotted Hawk Development, LLC	(20.6)
Osage Exploration & Development, Inc.	(18.4)
Garden Fresh Restaurant Corp.	(16.5)
Delta Educational Systems, Inc.	(11.6)
Liquidity and Capital Resources
The Company’s liquidity and capital resources are generated and generally available through periodic follow-on equity and debt offerings, our Senior Secured Facility (as defined in Note 8 to the financial statements), our senior secured notes, our senior unsecured notes, investments in special purpose entities in which we hold and finance particular investments on a non-recourse basis, as well as from cash flows from operations, investment sales of liquid assets and repayments of senior and subordinated loans and income earned from investments.

Cash Equivalents
The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and near their maturity that they present insignificant risk of changes in value because of changes in interest rates. Generally, only securities with a maturity of three months or less from the date of purchase would qualify, with limited exceptions. The Company deems that certain money market funds, U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities would qualify as cash equivalents (See Note 2 to the financial statements.) At the end of each fiscal quarter, we consider taking proactive steps utilizing cash equivalents with the objective of enhancing our investment flexibility during the following quarter, pursuant to Section 55 of the 1940 Act. More specifically, we may purchase U.S. Treasury bills from time-to-time on the last business day of the quarter and typically close out that position on the following business day, settling the sale transaction on a net cash basis with the purchase, subsequent to quarter end. Apollo Investment may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our Senior Secured Facility, as we deem appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined.
Debt
See Note 8 to the financial statements for information on the Company’s debt.
The following table shows the contractual maturities of our debt obligations as of March 31, 2018:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$285.2	$—	$—	$285.2	$—
Senior Secured Notes (Series B)	16.0	16.0	—	—	—
2043 Notes	150.0	—	—	—	150.0
2025 Notes	350.0	—	—	—	350.0
Total Debt Obligations	$801.2	$16.0	$—	$285.2	$500.0
____________________

(1)
As of March 31, 2018, aggregate lender commitments under the Senior Secured Facility totaled $1.19 billion and $890.6 million of unused capacity. As of March 31, 2018, there were $14.2 million of letters of credit issued under the Senior Secured Facility as shown as part of total commitments in Note 10 to the financial statements.

Stockholders’ Equity
See Note 9 to the financial statements for information on the Company’s public offerings and share repurchase plans.
Distributions
Distributions paid to stockholders during the years ended March 31, 2018, 2017 and 2016 totaled $131.5 million ($0.60 per share), $156.5 million ($0.65 per share) and $187.2 million ($0.80 per share), respectively. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. Although the tax character of distributions paid to stockholders through March 31, 2018 may include return of capital, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ended March 31, 2018. Tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the calendar year. Our quarterly distributions, if any, will be determined by our Board of Directors.
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
PIK Income
For the years ended March 31, 2018, 2017 and 2016, PIK income totaled $20.2 million, $28.2 million and $40.1 million on total investment income of $259.3 million, $279.9 million and $379.7 million, respectively. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders annually in the form of distributions, even though the Company has not yet collected the cash. See Note 5 to the financial statements for more information on the Company’s PIK income.
Related Party Transactions
See Note 3 to the financial statements for information on the Company’s related party transactions.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. During the year ended March 31, 2018, many of the loans in our portfolio had floating interest rates. These loans are usually based on LIBOR and typically have durations of one to six months after which they reset to current market interest rates. The Company also has a Senior Secured Facility that is based on LIBOR rates.
The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of March 31, 2018, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income		Net Investment Income Per Share
Up 400 basis points	$33.6	million	$0.156
Up 300 basis points	25.2	million	0.117
Up 200 basis points	16.8	million	0.078
Up 100 basis points	8.4	million	0.039
Down 100 basis points	(8.4	) million	(0.039)
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

Item 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2018. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2018 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of March 31, 2018 based on the criteria on Internal Control — Integrated Framework issued by COSO.
The effectiveness of the Company’s internal control over financial reporting as of March 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Apollo Investment Corporation:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of Apollo Investment Corporation as of March 31, 2018 and 2017, and the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended March 31, 2018, including the related notes (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended March 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Company’s financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of March 31, 2018 and 2017 by correspondence with the custodian, administrative agents, and portfolio companies. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

New York, New York
May 18, 2018

We have served as the Company’s auditor since 2004.

APOLLO INVESTMENT CORPORATION STATEMENTS OF ASSETS AND LIABILITIES (In thousands, except share and per share data)

	March 31, 2018	March 31, 2017

Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost — $1,471,492 and $1,510,980, respectively)	$1,450,033	$1,402,409
Non-controlled/affiliated investments (cost — $73,943 and $417,471, respectively)	68,954	239,050
Controlled investments (cost — $723,161 and $676,972, respectively)	729,060	675,249
Cash and cash equivalents	14,035	9,783
Foreign currencies (cost — $1,292 and $1,494, respectively)	1,298	1,497
Cash collateral on option contracts	5,016	—
Receivable for investments sold	2,190	40,226
Interest receivable	22,272	17,072
Dividends receivable	2,550	6,489
Deferred financing costs	14,137	17,632
Variation margin receivable	1,846	—
Prepaid expenses and other assets	419	713
Total Assets	$2,311,810	$2,410,120

Liabilities
Debt	$789,846	$848,449
Payable for investments purchased	41,827	13,970
Distributions payable	32,447	32,954
Management and performance-based incentive fees payable	16,585	16,306
Interest payable	5,310	7,319
Accrued administrative services expense	2,507	2,250
Other liabilities and accrued expenses	5,202	7,075
Total Liabilities	$893,724	$928,323
Commitments and contingencies (Note 10)
Net Assets	$1,418,086	$1,481,797

Net Assets
Common stock, $0.001 par value (400,000,000 shares authorized; 216,312,096 and 219,694,654 shares issued and outstanding, respectively)	$216	$220
Paid-in capital in excess of par	2,636,507	2,924,775
Accumulated under-distributed (over-distributed) net investment income	(10,229)	88,134
Accumulated net realized loss	(1,166,471)	(1,277,625)
Net unrealized loss	(41,937)	(253,707)
Net Assets	$1,418,086	$1,481,797

Net Asset Value Per Share	$6.56	$6.74

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF OPERATIONS (In thousands, except per share data)

	Year Ended March 31,
	2018	2017	2016
Investment Income
Non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$157,076	$160,457	$234,492
Dividend income	—	2,066	3,885
PIK interest income	7,176	7,824	23,505
Other income	6,548	4,551	11,176
Non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	266	1,914	1,141
Dividend income	2,528	14,485	32,295
PIK interest income	7,626	2,809	53
Other income	(306)	70	368
Controlled investments:
Interest income (excluding PIK interest income)	55,781	50,405	43,848
Dividend income	17,153	17,750	21,651
PIK interest income	5,439	17,531	7,268
Other income	—	—	63
Total Investment Income	$259,287	$279,862	$379,745
Expenses
Management fees	$47,937	$52,934	$66,176
Performance-based incentive fees	28,710	18,776	43,943
Interest and other debt expenses	53,039	59,765	80,850
Administrative services expense	6,915	7,513	6,449
Other general and administrative expenses	9,599	13,200	8,745
Total expenses	146,200	152,188	206,163
Management and performance-based incentive fees waived	(19,718)	(21,233)	(19,440)
Expense reimbursements	(582)	(336)	(235)
Net Expenses	$125,900	$130,619	$186,488
Net Investment Income	$133,387	$149,243	$193,257
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$(96,498)	$(97,774)	$(154,230)
Non-controlled/affiliated investments	(167,416)	50,014	(5,554)
Controlled investments	—	(2,173)	(39,736)
Option contracts	(4,275)	752	—
Credit default swaps	—	(878)	—
Other	—	—	(470)
Foreign currency transactions	15,851	8,236	4,626
Extinguishment of debt	(5,790)	—	—
Net realized losses	(258,128)	(41,823)	(195,364)
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	86,870	134,198	(105,316)
Non-controlled/affiliated investments	173,674	(185,926)	27,086
Controlled investments	7,622	(55,689)	33,680
Option contracts	(19,145)	—	—
Foreign currency translations	(37,251)	18,367	2,131
Net change in unrealized losses	211,770	(89,050)	(42,419)
Net Realized and Change in Unrealized Losses	$(46,358)	$(130,873)	$(237,783)
Net Increase (Decrease) in Net Assets Resulting from Operations	$87,029	$18,370	$(44,526)
Earnings (Loss) Per Share — Basic	$0.40	$0.08	$(0.19)
Earnings (Loss) Per Share — Diluted	N/A	N/A	$(0.19)
See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF CHANGES IN NET ASSETS (In thousands, except share data)

	Year Ended March 31,
	2018	2017	2016
Operations
Net investment income	$133,387	$149,243	$193,257
Net realized losses	(258,128)	(41,823)	(195,364)
Net change in unrealized losses	211,770	(89,050)	(42,419)
Net Increase in Net Assets Resulting from Operations	$87,029	$18,370	$(44,526)

Distributions to Stockholders
Distribution of net investment income	$(86,906)	$(76,950)	$(111,853)
Distribution of return of capital	(44,088)	(67,286)	(73,211)
Net Decrease in Net Assets Resulting from Distributions to Stockholders	$(130,994)	$(144,236)	$(185,064)

Capital Share Transactions
Repurchase of common stock	$(19,746)	$(37,918)	$(62,437)
Net Decrease in Net Assets Resulting from Capital Share Transactions	$(19,746)	$(37,918)	$(62,437)

Net Assets
Net decrease in net assets during the period	$(63,711)	$(163,784)	$(292,027)
Net assets at beginning of period	1,481,797	1,645,581	1,937,608
Net Assets at End of Period	$1,418,086	$1,481,797	$1,645,581

Capital Share Activity
Shares repurchased during the period	(3,382,558)	(6,461,842)	(10,584,855)
Shares issued and outstanding at beginning of period	219,694,654	226,156,496	236,741,351
Shares Issued and Outstanding at End of Period	216,312,096	219,694,654	226,156,496

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF CASH FLOWS (In thousands)

	Year Ended March 31,
	2018	2017	2016
Operating Activities
Net increase (decrease) in net assets resulting from operations	$87,029	$18,370	$(44,526)
Net realized losses	258,128	41,823	195,364
Net change in unrealized losses	(211,770)	89,050	42,419
Net amortization of premiums and accretion of discounts on investments	(6,616)	(5,155)	(7,185)
Accretion of discount on notes	593	593	595
Amortization of deferred financing costs	4,739	5,625	6,472
Increase in gains/(losses) from foreign currency transactions	15,850	8,236	4,626
PIK interest and dividends capitalized	(14,616)	(33,389)	(40,836)
Changes in operating assets and liabilities:
Purchases of investments	(1,021,505)	(612,464)	(1,074,457)
Proceeds from sales and repayments of investments	1,181,545	1,122,057	1,360,550
Purchases of option contracts	(12,627)	(4,746)	—
Purchases of credit default swaps	—	(879)
Proceeds from option contracts	8,330	5,499	—
Net settlement of option contracts	(20,970)	—	—
Decrease (increase) in interest receivable	(5,199)	12,791	14,162
Decrease (increase) in dividends receivable	3,939	3,020	(4,084)
Decrease (increase) in prepaid expenses and other assets	294	8,810	(240)
Increase (decrease) in management and performance-based incentive fees payable	279	(14,818)	(6,237)
Decrease in interest payable	(2,009)	(125)	(8,407)
Increase in accrued administrative services expense	257	235	15
Decrease in other liabilities and accrued expenses	(1,873)	(2,116)	(2,037)
Net Cash Provided by Operating Activities	$263,798	$642,417	$436,194
Financing Activities
Issuances of debt	$1,123,983	$922,423	$2,042,514
Payments of debt	(1,226,945)	(1,370,124)	(2,212,961)
Financing costs paid and deferred	(522)	(7,883)	(5,876)
Repurchase of common stock	(19,746)	(37,918)	(62,437)
Distributions paid	(131,502)	(156,513)	(187,181)
Net Cash Used in Financing Activities	$(254,732)	$(650,015)	$(425,941)

Cash, Cash Equivalents, Foreign Currencies and Collateral on Option Contracts
Net increase in cash, cash equivalents, foreign currencies and collateral on option contracts during the period	$9,066	$(7,598)	$10,253
Effect of foreign exchange rate changes on cash and cash equivalents	3	(27)	235
Cash, cash equivalents, foreign currencies and collateral on option contracts at beginning of period	11,280	18,905	8,417
Cash, Cash Equivalents, Foreign Currencies and Collateral on Option Contracts at the End of Period	$20,349	$11,280	$18,905

Supplemental Disclosure of Cash Flow Information
Cash interest paid	$49,595	$53,693	$79,763

Non-Cash Activity
PIK income	$20,241	$28,164	$40,078

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2018
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (30)	Fair Value (1) (31)
Advertising, Printing & Publishing
A-L Parent LLC	Second Lien Secured Debt	9.13% (1M L+725, 1.00% Floor)	12/02/24	$7,536	$7,473	$7,611
American Media, Inc.	First Lien Secured Debt	10.75% (3M L+900, 1.00% Floor)	08/24/20	13,867	13,596	14,213
	First Lien Secured Debt - Revolver	11.25% (3M L+900, 1.00% Floor)	08/24/20	948	948	963	(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/24/20	746	(32)	—	(21)(23)
	First Lien Secured Debt - Letter of Credit	9.00%	08/24/20	84	—	—	(23)
					14,512	15,176
Simplifi Holdings, Inc.	First Lien Secured Debt	8.39% (1M L+650, 1.00% Floor)	09/28/22	12,139	11,812	11,775	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/28/22	2,400	(65)	(72)	(8)(9)(21)(23)
					11,747	11,703
Total Advertising, Printing & Publishing					$33,732	$34,490
Aerospace & Defense
Erickson Inc	First Lien Secured Debt - Revolver	9.81% (3M L+750, 1.00% Floor)	04/28/22	$21,140	$21,140	$20,823	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/28/22	16,201	(458)	(243)	(8)(9)(21)(23)
	First Lien Secured Debt - Letter of Credit	7.50%	04/01/18	277	—	(4)	(8)(9)(23)
	First Lien Secured Debt - Letter of Credit	7.50%	06/20/18	43	—	—	(8)(9)(23)
	First Lien Secured Debt - Letter of Credit	7.50%	06/25/18	4	—	—	(8)(9)(23)
	First Lien Secured Debt - Letter of Credit	7.50%	09/30/18	104	—	(2)	(8)(9)(23)
	First Lien Secured Debt - Letter of Credit	7.50%	10/18/18	708	—	(11)	(8)(9)(23)
	First Lien Secured Debt - Letter of Credit	7.50%	11/28/18	670	—	(10)	(8)(9)(23)
	First Lien Secured Debt - Letter of Credit	7.50%	12/10/18	37	—	(1)	(8)(9)(23)
	First Lien Secured Debt - Letter of Credit	7.50%	03/31/20	1,287	—	(19)	(8)(9)(23)
	First Lien Secured Debt - Letter of Credit	7.50%	08/24/18	288	—	(4)	(8)(9)(23)
	First Lien Secured Debt - Letter of Credit	7.50%	10/27/18	5	—	—	(8)(9)(23)
	First Lien Secured Debt - Letter of Credit	7.50%	08/26/18	9	—	—	(8)(9)(23)
	First Lien Secured Debt - Letter of Credit	7.50%	08/16/18	9	—	—	(8)(9)(23)
	First Lien Secured Debt - Letter of Credit	7.50%	04/30/20	4,218	—	(63)	(8)(9)(23)
					20,682	20,466
ILC Dover LP	Second Lien Secured Debt	10.95% (6M L+850, 1.00% Floor)	06/28/24	20,000	19,566	19,550
PAE Holding Corporation	Second Lien Secured Debt	11.49% (2M L+950, 1.00% Floor)	10/20/23	28,097	27,422	28,343	(10)
Total Aerospace & Defense					$67,670	$68,359
Automotive
Crowne Automotive
Vari-Form Group, LLC	First Lien Secured Debt	12.92% (3M L+11.00% (7.00% Cash plus 4.00% PIK), 1.00% Floor)	02/02/23	$5,000	$4,855	$4,850	(9)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2018
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (30)	Fair Value (1) (31)
Vari-Form Inc.	First Lien Secured Debt	12.92% (3M L+11.00% (7.00% Cash plus 4.00% PIK), 1.00% Floor)	02/02/23	10,000	9,710	9,700	(9)
					14,565	14,550
K&N Parent, Inc.	Second Lien Secured Debt	10.63% (1M L+875, 1.00% Floor)	10/21/24	27,000	26,550	26,325	(10)
Total Automotive					$41,115	$40,875
Aviation and Consumer Transport
Merx Aviation
Merx Aviation Finance Assets Ireland Limited (5)	First Lien Secured Debt - Letter of Credit	2.25%	09/30/18	$3,600	$—	$—	(23)
Merx Aviation Finance, LLC (5)	First Lien Secured Debt - Revolver	12.00%	10/31/23	359,800	359,800	359,800	(23)
	First Lien Secured Debt - Letter of Credit	2.25%	07/13/18	177	—	—	(23)
	Common Equity/Interests - Membership Interests	N/A	N/A	N/A	15,000	42,381
Total Aviation and Consumer Transport					$374,800	$402,181
Business Services
Access CIG, LLC	Second Lien Secured Debt	9.63% (1M L+775)	02/27/26	$20,235	$20,035	$20,463	(10)
	Second Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	02/27/26	3,765	—	—	(10)(21)(23)
					20,035	20,463
Aero Operating LLC	First Lien Secured Debt	9.13% (1M L+725, 1.00% Floor)	12/29/22	33,477	32,683	32,640	(9)
	First Lien Secured Debt - Revolver	9.13% (1M L+725, 1.00% Floor)	12/29/22	2,486	2,486	2,424	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	1.00% Unfunded	12/29/22	2,326	(71)	(58)	(8)(9)(21)(23)
					35,098	35,006
Almonde, Inc	Second Lien Secured Debt	9.23% (3M L+725, 1.00% Floor)	06/13/25	2,316	2,294	2,300	(10)(17)
Ambrosia Buyer Corp.	Second Lien Secured Debt	9.88% (1M L+ 800, 1.00% Floor)	08/28/25	21,429	20,933	20,934
Aptean, Inc.	Second Lien Secured Debt	11.80% (3M L+950, 1.00% Floor)	12/20/23	11,148	11,045	11,245	(10)
CT Technologies Intermediate Holdings, Inc	Second Lien Secured Debt	10.88% (1M L+900, 1.00% Floor)	12/01/22	31,253	30,470	30,315	(9)
Electro Rent Corporation	Second Lien Secured Debt	10.98% (3M L+900, 1.00% Floor)	01/31/25	18,333	17,863	17,967	(9)
	Second Lien Secured Debt	11.25% (3M L+900, 1.00% Floor)	01/31/25	18,265	17,753	17,899	(9)
					35,616	35,866
Ministry Brands, LLC	Second Lien Secured Debt	11.13% (1M L+925, 1.00% Floor)	06/02/23	10,000	9,880	9,875
Newscycle Solutions, Inc.	First Lien Secured Debt	8.89% (1M L+700, 1.00% Floor)	12/28/22	13,743	13,416	13,399	(9)
	First Lien Secured Debt	8.88% (1M L+700, 1.00% Floor)	12/28/22	1,257	1,227	1,226	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/28/22	500	(7)	(13)	(8)(9)(21)(23)
					14,636	14,612
PSI Services, LLC	First Lien Secured Debt	6.87% (1M L+500, 1.00% Floor)	01/20/23	4,121	4,038	4,055	(9)
	First Lien Secured Debt - Revolver	6.89% (1M L+500, 1.00% Floor)	01/20/22	79	79	78	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	01/20/22	159	(8)	(2)	(8)(9)(21)(23)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2018
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (30)	Fair Value (1) (31)
	First Lien Secured Debt - Revolver	6.85% (1M L+500, 1.00% Floor)	01/20/22	159	159	156	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	01/20/22	£47	—	—	(9)(21)(23)
	Second Lien Secured Debt	10.87% (1M L+900, 1.00% Floor)	01/20/24	25,714	25,073	25,170	(9)
					29,341	29,457
RA Outdoors, LLC	First Lien Secured Debt	6.54% (1M L+475, 1.00% Floor)	09/11/24	7,229	7,095	7,156	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/09/22	1,200	(21)	(12)	(8)(9)(21)(23)
	Second Lien Secured Debt	10.54% (1M L+875, 1.00% Floor)	09/11/25	34,200	33,404	33,516	(9)
					40,478	40,660
Skyline Data/Dodge Data
Dodge Data & Analytics LLC	First Lien Secured Debt	11.06% (3M L+875, 1.00% Floor)	10/31/19	48,965	48,653	47,790
Skyline Data, News and Analytics LLC	Common Equity/Interests - Class A Common Unit	N/A	N/A	4,500,000 Shares	4,500	4,500	(13)
					53,153	52,290
STG-Fairway Acquisitions, Inc.	Second Lien Secured Debt	11.23% (3M L+925, 1.00% Floor)	06/30/23	15,000	14,753	14,400	(10)
Transplace Holdings, Inc.	Second Lien Secured Debt	10.46% (1M L+875, 1.00% Floor)	10/06/25	14,963	14,609	15,187	(10)
U.S. Security Associates Holdings, Inc.	Unsecured Debt	11.00%	01/28/20	80,000	80,000	80,000
Total Business Services					$412,341	$412,610
Chemicals, Plastics & Rubber
Carbon Free Chemicals
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)	First Lien Secured Debt	5.215% PIK	06/30/20	$59,305	$59,305	$47,170
Carbonfree Caustic SPE LLC	Unfunded Delayed Draw - Promissory Note	0.00% Unfunded	06/30/20	6,111	—	—	(21)(23)
					59,305	47,170
Hare Bidco, Inc.	Second Lien Secured Debt	9.75% (3M E+875, 1.00% Floor)	08/01/24	€13,574	14,423	16,360
Total Chemical, Plastics & Rubber					$73,728	$63,530
Consumer Goods – Durable
Hayward Industries, Inc.	Second Lien Secured Debt	10.13% (1M L+825)	08/04/25	$25,110	$24,649	$24,647
KLO Holdings
9357-5991 Quebec Inc.	First Lien Secured Debt	9.69% (1M L+775, 0.75% Floor)	04/07/22	9,322	9,229	9,224
KLO Acquisition LLC	First Lien Secured Debt	9.69% (1M L+775, 0.75% Floor)	04/07/22	5,397	5,343	5,340
					14,572	14,564
Sorenson Holdings, LLC	Common Equity/Interests - Membership Interests	N/A	N/A	587 Shares	—	466	(13)
Total Consumer Goods - Durable					$39,221	$39,677
Consumer Goods – Non-Durable
ABG Intermediate Holdings 2, LLC	Second Lien Secured Debt	10.05% (3M L+775, 1.00% Floor)	09/29/25	$8,094	$8,036	$8,226	(10)
Sequential Brands Group, Inc.	Second Lien Secured Debt	10.79% (1M L+900)	07/01/22	17,160	17,007	17,250	(17)
Total Consumer Goods - Non-Durable					$25,043	$25,476
Consumer Services
1A Smart Start LLC	Second Lien Secured Debt	10.13% (1M L+825, 1.00% Floor)	08/22/22	$25,100	$24,628	$24,623
Total Consumer Services					$24,628	$24,623

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2018
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (30)	Fair Value (1) (31)
Containers, Packaging & Glass
Sprint Industrial Holdings, LLC	Second Lien Secured Debt	13.5% PIK	11/14/19	$19,072	$18,107	$10,159	(13)(14)
	Common Equity/Interests - Warrants	N/A	N/A	7,341 Warrants	—	—	(13)(26)
					18,107	10,159
TricorBraun Holdings, Inc.	First Lien Secured Debt - Revolver	7.00% (P+225)	11/30/21	1,560	1,560	1,561	(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/30/21	4,065	(371)	—	(21)(23)
					1,189	1,561
Total Containers, Packaging & Glass					$19,296	$11,720
Diversified Investment Vehicles, Banking, Finance, Real Estate
Armor Holding II LLC	Second Lien Secured Debt	11.31% (3M L+900, 1.25% Floor)	12/26/20	$8,000	$7,941	$8,110	(10)
Craft 2014-1A	Structured Products and Other - Credit-Linked Note	N/A	05/15/21	42,500	—	—	(11)(17)
Craft 2015-2	Structured Products and Other - Credit-Linked Note	10.22% (3M L+925)	01/16/24	24,998	25,691	24,960	(11)(17)
Golden Bear 2016-R, LLC (3)(4)	Structured Products and Other - Membership Interests	N/A	09/20/42	—	16,506	14,147	(17)
Mayfield Agency Borrower Inc.	Second Lien Secured Debt	10.38% (1M L+850, 1.00% Floor)	03/02/26	5,000	4,926	4,997	(10)
Purchasing Power, LLC	First Lien Secured Debt - Revolver	9.88% (1M L + 800, 1.00% Floor)	07/10/19	3,068	3,068	3,048	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.75% Unfunded	07/10/19	1,432	(53)	(35)	(8)(9)(21)(23)
					3,015	3,013
Ten-X, LLC	First Lien Secured Debt - Revolver	5.60% (1M L+375, 1.00% Floor)	09/29/22	520	520	477	(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/29/22	4,160	(379)	(341)	(8)(21)(23)
					141	136
Total Diversified Investment Vehicles, Banking, Finance, Real Estate					$58,220	$55,363
Energy – Electricity
AMP Solar Group, Inc. (4)	Common Equity/Interests - Class A Common Unit	N/A	N/A	243,646 Shares	$10,000	$5,051	(13)(17)
Renew Financial
AIC SPV Holdings II, LLC (4)	Preferred Equity - Preferred Stock	N/A	N/A	143 Shares	534	925	(13)(15)(17)
Renew Financial LLC (f/k/a Renewable Funding, LLC) (4)	Preferred Equity - Series B Preferred Stock	N/A	N/A	1,505,868 Shares	8,343	19,035	(13)
	Preferred Equity - Series D Preferred Stock	N/A	N/A	436,689 Shares	5,568	6,676	(13)
Renew JV LLC (4)	Common Equity/Interests - Membership Interests	N/A	N/A	N/A	2,740	4,111	(13)(17)
					17,185	30,747
Solarplicity Group
Solarplicity Group Limited (3)(4)	First Lien Secured Debt	N/A	11/30/22	£4,331	5,811	6,063	(13)(17)
Solarplicity UK Holdings Limited	First Lien Secured Debt	4.00%	03/08/23	£5,562	7,637	7,778	(17)
	Preferred Equity - Preferred Stock	N/A	N/A	4,286 Shares	5,832	5,008	(2)(17)
	Common Equity/Interests - Ordinary Shares	N/A	N/A	2,825 Shares	4	929	(2)(13)(17)
					19,284	19,778

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2018
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)		Cost (30)	Fair Value (1) (31)
Westinghouse Electric Co LLC	First Lien Secured Debt	6.44% (1M L+450, 1.00% Floor)	01/11/19		$30,000	30,000	30,000	(9)
Total Energy – Electricity						$76,469	$85,576
Energy – Oil & Gas
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.) (5)	First Lien Secured Debt	8.00% Cash (10.00% PIK Toggle)	03/29/19		$15,000	$15,000	$15,000
	Second Lien Secured Debt	10.00% PIK (8.00% Cash Toggle)	03/29/21		30,510	30,510	30,510
	Common Equity/Interests - Common Stock	N/A	N/A		5,000,000 Shares	30,078	20,303	(13)
						75,588	65,813
Pelican Energy, LLC (4)	Common Equity/Interests - Membership Interests	N/A	N/A		1,444 Shares	24,441	12,946	(13)(17)(29)
SHD Oil & Gas, LLC (5)	First Lien Secured Debt - Tranche A Note	14.00% (8.00% Cash plus 6.00% PIK)	12/31/19		43,436	43,436	44,739
	First Lien Secured Debt - Tranche B Note	14.00% PIK	12/31/19		73,231	44,380	40,816	(13)(14)
	First Lien Secured Debt - Tranche C Note	12.00%	12/31/19		19,200	19,200	19,776
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	12/31/19		2,800	—	—	(21)(23)
	Common Equity/Interests - Series A Units	N/A	N/A		7,600,000 Shares	1,411	—	(13)(29)
						108,427	105,331
Total Energy – Oil & Gas						$208,456	$184,090
Food & Grocery
Bumble Bee Foods
Bumble Bee Holdings, Inc.	First Lien Secured Debt	9.87% (3M L+800, 1.00% Floor)	08/15/23		$15,507	$15,221	$15,197
Connors Bros Clover Leaf Seafoods Company	First Lien Secured Debt	9.87% (3M L+800, 1.00% Floor)	08/15/23		4,393	4,312	4,305
						19,533	19,502
Grocery Outlet, Inc.	Second Lien Secured Debt	10.55% (3M L+825, 1.00% Floor)	10/21/22		25,000	24,784	25,250	(10)
Total Food & Grocery						$44,317	$44,752
Healthcare & Pharmaceuticals
Altasciences
9360-1367 Quebec Inc.	First Lien Secured Debt	7.93% (3M L+625, 1.00% Floor)	06/09/23	C$	2,418	$1,766	$1,833	(9)(17)
	First Lien Secured Debt	8.56% (3M L+625, 1.00% Floor)	06/09/23		$2,899	2,842	2,834	(9)(17)
Altasciences US Acquisition, Inc.	First Lien Secured Debt	8.56% (3M L+625, 1.00% Floor)	06/09/23		5,235	5,133	5,117	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	06/09/23		2,851	(31)	(64)	(8)(9)(21)(23)(28)
	First Lien Secured Debt - Revolver	8.56% (3M L+625, 1.00% Floor)	06/09/23		71	71	70	(9)(23)(28)
	First Lien Secured Debt - Revolver	8.56% (3M L+625, 1.00% Floor)	06/09/23		214	214	209	(9)(23)(28)
	First Lien Secured Debt - Unfunded Revolver	0.25% Unfunded	06/09/23		1,140	(28)	(27)	(8)(9)(21)(23)(28)
						9,967	9,972
Aptevo Therapeutics Inc.	First Lien Secured Debt	9.48% (1M L+760, 0.50% Floor)	02/01/21		8,571	8,708	8,531	(9)
Argon Medical Devices Holdings, Inc.	Second Lien Secured Debt	10.30% (3M L+800, 1.00% Floor)	01/23/26		21,600	21,494	21,870	(10)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2018
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (30)	Fair Value (1) (31)
Avalign Technologies, Inc.	Second Lien Secured Debt	10.38% (6M L+825, 1.00% Floor)	09/02/24	5,500	5,449	5,483	(10)
BioClinica Holding I, LP	Second Lien Secured Debt	9.99% (3M L+825, 1.00% Floor)	10/21/24	24,612	24,201	23,874	(10)
Genesis Healthcare, Inc.	First Lien Secured Debt	8.31% (3M L+600, 0.50% Floor)	03/06/23	25,000	24,630	24,630	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	2.00% Unfunded	03/06/23	9,130	(180)	(135)	(8)(9)(21)(23)
	First Lien Secured Debt - Revolver	8.03% (3M L+600, 0.50% Floor)	03/06/23	23,835	23,835	23,483	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/06/23	37,035	(877)	(547)	(8)(9)(21)(23)
					47,408	47,431
Elements Behavioral Health, Inc.	Second Lien Secured Debt	15.06% (3M L+1275, 1.00% Floor)	02/11/20	12,353	11,911	—	(13)(14)
Invuity, Inc.	First Lien Secured Debt	8.38% (1M L+650, 1.50% Floor)	03/01/22	10,000	9,855	9,750	(9)
	First Lien Secured Debt - Revolver	5.13% (1M L+325, 1.50% Floor)	03/01/22	657	657	649	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/01/22	1,343	(8)	(17)	(8)(9)(21)(23)
	Common Equity/Interests - Warrants	N/A	N/A	32,803 Warrants	180	69	(9)(13)
					10,684	10,451
Lanai Holdings III, Inc.	Second Lien Secured Debt	10.29% (2M L+850, 1.00% Floor)	08/28/23	17,391	16,991	16,696	(10)
LSCS Holdings, Inc	Second Lien Secured Debt	10.31% (3M L+825)	03/16/26	20,455	19,995	20,352
	Second Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	03/16/26	4,545	(102)	(23)	(8)(21)(23)
					19,893	20,329
Maxor National Pharmacy Services, LLC	First Lien Secured Debt	8.25% (3M L+600, 1.00% Floor)	11/22/23	21,577	21,070	21,373	(9)
	First Lien Secured Debt - Revolver	9.75% (P+500)	11/22/22	195	195	193	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/22/22	1,363	(19)	(12)	(8)(9)(21)(23)
					21,246	21,554
Oxford Immunotec, Inc.	First Lien Secured Debt	9.48% (1M L+760, 0.50% Floor)	10/01/21	9,750	9,886	9,916	(9)(17)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	10/01/21	1,000	(4)	—	(9)(17)(21)(23)
					9,882	9,916
Partner Therapeutics, Inc	First Lien Secured Debt	8.53% (1M L+665, 1.00% Floor)	01/01/23	10,000	9,821	9,846	(9)
	Preferred Equity - Preferred Stock	N/A	N/A	55,556 Shares	333	333	(9)
	Common Equity/Interests - Warrants	N/A	N/A	33,333 Warrants	135	104	(9)(13)
					10,289	10,283
PTC Therapeutics, Inc	First Lien Secured Debt	8.03% (1M L+615, 1.00% Floor)	05/01/21	12,667	12,618	12,743	(9)(17)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	05/01/21	6,333	(24)	—	(9)(17)(21)(23)
					12,594	12,743
RiteDose Holdings I, Inc.	First Lien Secured Debt	8.81% (3M L+650, 1.00% Floor)	09/13/23	14,963	14,520	14,681	(9)
	First Lien Secured Debt - Revolver	8.81% (3M L+650, 1.00% Floor)	09/13/22	1,067	1,067	1,048	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/13/22	933	(58)	(17)	(8)(9)(21)(23)
					15,529	15,712

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2018
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (30)	Fair Value (1) (31)
Teladoc, Inc.	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	07/14/20	1,289	(52)	(1)	(8)(17)(21)(23)
	First Lien Secured Debt - Letter of Credit	7.25%	01/12/19	378	—	—	(8)(17)(23)
					(52)	(1)
Wright Medical Group, Inc.	First Lien Secured Debt - Revolver	6.13% (1M L+425, 0.75% Floor)	12/23/21	18,333	18,333	18,333	(9)(17)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/23/21	31,667	(373)	—	(9)(17)(21)(23)
					17,960	18,333
Total Healthcare & Pharmaceuticals					$264,154	$253,177
High Tech Industries
ChyronHego Corporation	First Lien Secured Debt	7.43% (3M L+643, 1.00% Floor)	03/09/20	$35,277	$34,967	$33,866	(18)
DigiCert Holdings, Inc.	Second Lien Secured Debt	9.77% (3M L+800, 1.00% Floor)	10/31/25	20,196	20,100	20,405	(10)
LabVantage Solutions
LabVantage Solutions Inc.	First Lien Secured Debt	9.38% (1M L+750, 1.00% Floor)	12/29/20	13,688	13,441	13,551
LabVantage Solutions Limited	First Lien Secured Debt	8.50% (1M E+750, 1.00% Floor)	12/29/20	€12,539	13,246	15,267	(17)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/29/20	€3,435	(63)	(42)	(8)(17)(21)(23)
					26,624	28,776
Omnitracs, LLC	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/23/23	3,750	(336)	(338)	(8)(21)(23)
Smokey Merger Sub, Inc.	Second Lien Secured Debt	10.44% (3M L+850, 1.00% Floor)	05/24/24	30,000	29,208	29,250	(9)
Telestream Holdings Corporation	First Lien Secured Debt	7.61% (6M L+645, 1.00% Floor)	03/24/22	36,748	36,446	36,014	(18)
Tibco Software Inc.	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/05/19	6,000	(20)	(840)	(8)(21)(23)
ZPower, LLC	First Lien Secured Debt	9.63% (1M L+775, 1.00% Floor)	07/01/22	6,667	6,607	6,593	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	07/01/22	1,667	71	(18)	(8)(9)(21)(23)
	Common Equity/Interests - Warrants	N/A	N/A	29,630 Warrants	48	78	(9)(13)
					6,726	6,653
Total High Tech Industries					$153,715	$153,786
Hotel, Gaming, Leisure, Restaurants
GFRC Holdings LLC	First Lien Secured Debt	9.77% (3M L+800 Cash (L+800 PIK Toggle), 1.50% Floor))	02/01/22	$2,500	$2,500	$2,500
Total Hotel, Gaming, Leisure, Restaurants					$2,500	$2,500
Insurance
Alliant Holdings Intermediate, LLC	First Lien Secured Debt - Revolver	7.25% (P+250)	08/14/20	$3,375	$3,375	$3,278	(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/14/20	11,438	(810)	(327)	(8)(21)(23)
	First Lien Secured Debt - Letter of Credit	3.375%	04/23/18	37	—	(1)	(8)(23)
	First Lien Secured Debt - Letter of Credit	3.375%	05/04/18	8	—	—	(8)(23)
	First Lien Secured Debt - Letter of Credit	3.375%	07/30/18	97	—	(2)	(8)(23)
	First Lien Secured Debt - Letter of Credit	3.375%	11/30/18	37	—	(1)	(8)(23)
	First Lien Secured Debt - Letter of Credit	3.375%	05/31/19	8	—	—	(8)(23)
					2,565	2,947

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2018
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (30)	Fair Value (1) (31)
Confie Seguros Holding II Co.	Second Lien Secured Debt	11.48% (3M L+950, 1.25% Floor)	05/08/19	21,844	21,807	21,216	(10)
Total Insurance					$24,372	$24,163
Manufacturing, Capital Equipment
MedPlast Holdings Inc.	Second Lien Secured Debt	10.43% (2M L+875, 1.00% Floor)	06/06/23	$8,000	$7,832	$7,740
Power Products, LLC	Second Lien Secured Debt	10.74% (3M L+900, 1.00% Floor)	12/20/23	32,500	31,568	32,226	(9)
Total Manufacturing, Capital Equipment					$39,400	$39,966
Media – Diversified & Production
SESAC Holdco II LLC	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	02/23/22	$587	$(41)	$(44)	(8)(21)(23)
	Second Lien Secured Debt	9.13% (1M L+725, 1.00% Floor)	02/24/25	3,241	3,213	3,233	(10)
Total Media – Diversified & Production					$3,172	$3,189
Metals & Mining
Magnetation, LLC	First Lien Secured Debt	10.31% (3M L+800 Cash (PIK Toggle))	12/31/19	$1,352	$1,273	$451	(13)(14)
Total Metals & Mining					$1,273	$451
Telecommunications
Securus Technologies Holdings, Inc.	Second Lien Secured Debt	10.13% (1M L+825, 1.00% Floor)	11/01/25	$12,878	$12,755	$13,051	(10)
UniTek Global Services Inc.	First Lien Secured Debt	10.81% (3M L+850, 1.00% Floor)	01/13/19	32,367	32,367	33,014
	First Lien Secured Debt	10.81% (3M L+750 Cash plus 1.00% PIK, 1.00% Floor)	01/13/19	1,951	1,951	1,951
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	01/13/19	5,000	—	—	(21)(23)
	First Lien Secured Debt - Letter of Credit	7.50%	01/13/19	5,857	—	—	(23)
	Unsecured Debt	15.00% PIK	07/13/19	9,918	9,918	10,117
					44,236	45,082
Wave Holdco Merger Sub, Inc.	Second Lien Secured Debt	11.13% (1M L+925, 1.00% Floor)	05/27/23	10,000	9,810	9,890
Total Telecommunications					$66,801	$68,023
Transportation – Cargo, Distribution
American Tire
Accelerate Parent Corp.	Common Equity/Interests - Common Stock	N/A	N/A	1,664,046 Shares	$1,715	$2,310	(13)
American Tire Distributors, Inc.	Unsecured Debt	10.25%	03/01/22	$12,741	12,798	13,049	(10)(11)
					14,513	15,359
Dynamic Product Tankers, LLC (5)	First Lien Secured Debt	9.30% (3M L+700)	06/30/23	42,000	41,790	42,000	(17)
	First Lien Secured Debt - Letter of Credit	2.25%	09/20/18	2,250	—	—	(17)(23)
	First Lien Secured Debt - Letter of Credit	2.25%	01/31/21	500	—	—	(17)(23)
	Common Equity/Interests - Class A Units	N/A	N/A	N/A	48,106	41,479	(17)(24)
					89,896	83,479
MSEA Tankers LLC (5)	Common Equity/Interests - Class A Units	N/A	N/A	N/A	74,450	72,256	(17)(25)
PT Intermediate Holdings III, LLC	Second Lien Secured Debt	10.30% (3M L+800, 1.00% Floor)	12/08/25	9,375	9,284	9,516
Total Transportation – Cargo, Distribution					$188,143	$180,610
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2018
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (30)	Fair Value (1) (31)
Utilities – Electric
Asset Repackaging Trust Six B.V.	Structured Products and Other	12.81%	05/18/27	$58,411	$26,030	$28,860	(11)(17)(19)
Total Utilities – Electric					$26,030	$28,860
Total Investments before Cash Equivalents and Option Contracts					$2,268,596	$2,248,047
J.P. Morgan U.S. Government Money Market Fund	N/A	N/A	N/A	$14,035	$14,035	$14,035	(22)
Total Investments after Cash Equivalents and before Option Contracts					$2,282,631	$2,262,082

Counterparty	Instrument	Exercise Price	Maturity Date	Number of Contracts	Notional Amount (27)	Cost (Proceeds)	Fair Value (1)
Purchased Put Options
CME Group	WTI Crude Oil Put Options	$45.00	4/30/18 - 4/30/19	2,750	$123,750	$5,758	$1,226	(10)
Total Purchased Put Options						$5,758	$1,226	(16)
Written Call Options
CME Group	WTI Crude Oil Call Options	$54.30	4/30/18 - 3/29/19	660	$(35,838)	$(1,713)	$(6,388)	(10)
CME Group	WTI Crude Oil Call Options	55.00	4/30/18 - 3/29/19	660	(36,300)	(1,647)	(6,021)	(10)
CME Group	WTI Crude Oil Call Options	57.50	4/30/18 - 4/30/19	715	(41,113)	(1,499)	(5,150)	(10)
CME Group	WTI Crude Oil Call Options	62.75	4/30/18 - 4/30/19	715	(44,866)	(877)	(2,791)	(10)
Total Written Call Options						$(5,736)	$(20,350)	(16)
Total Investments after Cash Equivalents and Option Contracts						$2,282,653	$2,242,958	(6)(7)
____________________

(1)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (See Note 2 to the financial statements).

(2)	Preferred and ordinary shares in Solarplicity UK Holdings Limited are GBP denominated equity investments.

(3)
Denotes investments in which the Company owns greater than 25% of the equity, where the governing documents of each entity preclude the Company from exercising a controlling influence over the management or policies of such entity. The Company does not have the right to elect or appoint more than 25% of the directors or another party has the right to elect or appoint more directors than the Company and has the right to appoint certain members of senior management. Therefore, the Company has determined that these entities are not controlled affiliates. As of March 31, 2018, we had a 100% and 28% equity ownership interest in Golden Bear 2016-R, LLC and Solarplicity Group Limited, respectively. Equity ownership in Solarplicity Group Limited was written off as it was deemed worthless.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2018
(In thousands, except share data)

(4)
Denotes investments in which we are an “Affiliated Person,” as defined in the 1940 Act, due to holding the power to vote or owning 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of March 31, 2017 and March 31, 2018 along with transactions during the year ended March 31, 2018 in these affiliated investments are as follows:

Name of Issuer	Fair Value at March 31, 2017	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at March 31, 2018	Net Realized Gains (Losses)	Interest/Dividend/Other Income
AIC SPV Holdings I, LLC, Membership Interests	$24,285	$35	$(69,074)	$44,754	$—	$(43,284)	$114
AIC SPV Holdings II, LLC, Preferred Stock	—	534	—	391	925	—	—
AMP Solar Group, Inc., Class A Common Unit	4,687	—	—	364	5,051	—	—
Golden Bear 2016-R, LLC, Membership Interests	17,066	47	—	(2,966)	14,147	—	—
Ivy Hill Middle Market Credit Fund IX, Ltd., Subordinated Notes	9,537	—	(9,159)	(378)	—	1,954	1,008
Ivy Hill Middle Market Credit Fund X, Ltd., Subordinated Notes	10,841	—	(11,078)	237	—	(238)	905
LVI Group Investments, LLC, Common Units	—	—	(17,505)	17,505	—	(17,505)	(306)
MCF CLO I, LLC, Membership Interests	—	—	—	—	—	(19)	120
MCF CLO III, LLC, Membership Interests	—	—	—	—	—	(19)	427
Pelican Energy, LLC, First Lien Term Loan	15,417	—	(26,665)	11,248	—	—	—
Pelican Energy, LLC, Membership Interests	—	26,664	(3,322)	(10,396)	12,946	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series B Preferred Stock	19,383	—	—	(348)	19,035	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series D Preferred Stock	6,254	—	—	422	6,676	—	—
Renew JV LLC, Membership Interests	4,701	10,062	(9,282)	(1,370)	4,111	7,831	67
Solarplicity Group Limited, First Lien Term Loan	119,426	5,064	(145,851)	27,424	6,063	(24,885)	7,554
Solarplicity Group Limited, Class B Common Shares	—	—	(2,472)	2,472	—	(2,472)	—
Solarplicity UK Holdings Limited, First Lien Term Loan	—	7,637	(7,778)	141	—	—	21
Solarplicity UK Holdings Limited, Unsecured Debt	2,501	223	(2,721)	(3)	—	246	204
Solarplicity UK Holdings Limited, Ordinary Shares	4,952	—	(928)	(4,024)	—	—	—
Solarplicity UK Holdings Limited, Preferred Stock	—	5,832	(5,008)	(824)	—	—	—
Venoco, Inc., Unsecured Debt	—	—	(338)	338	—	(338)	—
Venoco, Inc., LLC Units	—	—	(40,517)	40,517	—	(40,517)	—
Venoco, Inc., Series A Warrants	—	—	(48,170)	48,170	—	(48,170)	—
	$239,050	$56,098	$(399,868)	$173,674	$68,954	$(167,416)	$10,114
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

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2018
(In thousands, except share data)

(5)
Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Fair value as of March 31, 2017 and March 31, 2018 along with transactions during the year ended March 31, 2018 in these controlled investments are as follows:

Name of Issuer	Fair Value at March 31, 2017	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Losses	Fair Value at March 31, 2018	Net Realized Losses	Interest/Dividend/Other Income
Dynamic Product Tankers, LLC, First Lien Term Loan	$—	$41,790	$—	$210	$42,000	$—	$1
Dynamic Product Tankers, LLC, Letters of Credit	—	—	—	—	—	—	—
Dynamic Product Tankers, LLC, Class A Units	42,644	—	—	(1,165)	41,479	—	—
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), First Lien Term Loan	10,000	5,000	—	—	15,000	—	1,133
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Second Lien Term Loan	27,617	2,893	—	—	30,510	—	2,885
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Common Stock	18,862	—	—	1,441	20,303	—	—
Merx Aviation Finance Assets Ireland Limited, Letters of Credit	—	—	—	—	—	—	—
Merx Aviation Finance, LLC, Letter of Credit	—	—	—	—	—	—	—
Merx Aviation Finance, LLC, Revolver	374,084	139,700	(153,984)	—	359,800	—	49,244
Merx Aviation Finance, LLC, Membership Interests	48,811	—	(4,205)	(2,225)	42,381	—	12,350
MSEA Tankers LLC, Class A Units	72,797	—	—	(541)	72,256	—	4,803
SHD Oil & Gas, LLC, Tranche A Note	40,891	2,545	—	1,303	44,739	—	5,924
SHD Oil & Gas, LLC, Tranche B Note	32,793	—	—	8,023	40,816	—	—
SHD Oil & Gas, LLC, Tranche C Note	6,750	12,450	—	576	19,776	—	2,033
SHD Oil & Gas, LLC, Unfunded Tranche C Note	—	—	—	—	—	—	—
SHD Oil & Gas, LLC, Series A Units	—	—	—	—	—	—	—
	$675,249	$204,378	$(158,189)	$7,622	$729,060	$—	$78,373
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

As of March 31, 2018, the Company had a 85%, 47%, 100%, 98% and 38% equity ownership interest in Dynamic Product Tankers, LLC; Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.); Merx Aviation Finance, LLC; MSEA Tankers, LLC; and SHD Oil & Gas, LLC (f/k/a Spotted Hawk Development LLC), respectively.

(6)	Aggregate gross unrealized gain and loss for federal income tax purposes is $143,712 and $138,978, respectively. Net unrealized gain is $4,734 based on a tax cost of $2,238,224.

(7)
Substantially all securities are pledged as collateral to our multi-currency revolving credit facility (the “Senior Secured Facility” as defined in Note 8 to the financial statements). As such, these securities are not available as collateral to our general creditors.

(8)	The negative fair value is the result of the commitment being valued below par.

(9)
These are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive order the Company received from the Securities and Exchange Commission (the “SEC”) permitting us to do so. (See Note 3 to the financial statements for discussion of the exemptive order from the SEC.)

(10)
Other than the investments noted by this footnote, the fair value of the Company’s investments is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 2 to the financial statements for more information regarding ASC 820, Fair Value Measurements (“ASC 820”).

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2018
(In thousands, except share data)

(11)
These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.

(12)	Par amount is denominated in USD unless otherwise noted, Euro (“€”), British Pound (“£”), and Canadian Dollar (“C$”).

(13)	Non-income producing security.

(14)	Non-accrual status (See Note 2 to the financial statements).

(15)	The underlying investments of AIC SPV Holdings II, LLC is a securitization in which the Company has a 14.25% ownership interest in the residual tranche.

(16)
Refer to Note 7 to the financial statements for details of the Offsetting Assets and Liabilities. On the Statement of Assets and Liabilities, the fair value of purchased put options and written call options that are settled-to-market are offset against the cash collateral posted with the clearing house as variation margin amounting to $20,970.

(17)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of March 31, 2018, non-qualifying assets represented approximately 15.13% of the total assets of the Company.

(18)	In addition to the interest earned based on the stated rate of this loan, the Company may be entitled to receive additional interest as a result of its arrangement with other lenders in a syndication.

(19)	This investment represents a leveraged subordinated interest in a trust that holds one foreign currency denominated bond and a derivative instrument.

(20)
Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread. The borrower has an option to choose the benchmark rate, such as the London Interbank Offered Rate (“LIBOR”), the Euro Interbank Offered Rate (“EURIBOR”), the federal funds rate or the prime rate. The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates (1M L, 2M L, 3M L or 6M L, respectively), and EURIBOR loans are typically indexed to 90-day EURIBOR rates (3M E), at the borrower’s option. LIBOR and EURIBOR loans may be subject to interest floors. As of March 31, 2018, rates for 1M L, 2M L, 3M L, 6M L, 1M E, 3M E, and Prime are 1.88%, 2.00%, 2.31%, 2.45%, (0.41%), (0.37%) and 4.75%, respectively.

(21)	The rates associated with these undrawn committed revolvers and delayed draw term loans represent rates for commitment and unused fees.

(22)	This security is included in the Cash and Cash Equivalents on the Statements of Assets and Liabilities.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2018
(In thousands, except share data)

(23)
As of March 31, 2018, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 10 to the financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Portfolio Company	Total Commitment	Drawn Commitment	Letters of Credit	Undrawn Commitment
Access CIG, LLC	$3,765	$—	$—	$3,765
Aero Operating LLC	4,812	2,486	—	2,326
Alliant Holdings Intermediate, LLC	15,000	3,375	187	11,438
Altasciences US Acquisition, Inc.	4,276	285	—	3,991
American Media, Inc.	1,778	948	84	746
Carbonfree Caustic SPE LLC	6,111	—	—	6,111
Dynamic Product Tankers, LLC	2,750	—	2,750	—
Erickson Inc	45,000	21,140	7,659	16,201
Genesis Healthcare, Inc.	70,000	23,835	—	46,165
Invuity, Inc.	2,000	657	—	1,343
LabVantage Solutions Limited*	4,225	—	—	4,225
LSCS Holdings, Inc	4,545	—	—	4,545
Maxor National Pharmacy Services, LLC	1,558	195	—	1,363
Merx Aviation Finance Assets Ireland Limited	3,600	—	3,600	—
Merx Aviation Finance, LLC	177	—	177	—
Newscycle Solutions, Inc.	500	—	—	500
Omnitracs, LLC	3,750	—	—	3,750
Oxford Immunotec, Inc.	1,000	—	—	1,000
PSI Services, LLC*	462	238	—	224
PTC Therapeutics, Inc	6,333	—	—	6,333
Purchasing Power, LLC	4,500	3,068	—	1,432
RA Outdoors, LLC	1,200	—	—	1,200
RiteDose Holdings I, Inc.	2,000	1,067	—	933
SESAC Holdco II LLC	587	—	—	587
SHD Oil & Gas, LLC	2,800	—	—	2,800
Simplifi Holdings, Inc.	2,400	—	—	2,400
Teladoc, Inc.	1,667	—	378	1,289
Ten-X, LLC	4,680	520	—	4,160
Tibco Software Inc.	6,000	—	—	6,000
TricorBraun Holdings, Inc.	5,625	1,560	—	4,065
UniTek Global Services Inc.	10,857	—	5,857	5,000
Wright Medical Group, Inc.	50,000	18,333	—	31,667
ZPower, LLC	1,667	—	—	1,667
Total Commitments	$275,625	$77,707	$20,692	$177,226
____________________
* These investments are in a foreign currency and the total commitment has been converted to USD using the March 31, 2018 exchange rate.

(24)
As of March 31, 2018, Dynamic Product Tankers, LLC had various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-3 units which are identical except that Class A-1 unit is voting and Class A-3 unit is non-voting. The units entitle the Company to appoint three out of five managers to the board of managers.

(25)
As of March 31, 2018, MSEA Tankers, LLC had various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-2 units which are identical except that Class A-1 unit is voting and Class A-2 unit is non-voting. The units entitle the Company to appoint two out of three managers to the board of managers.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2018
(In thousands, except share data)

(26)	The Company holds three classes of warrants in Sprint Industrial Holdings, LLC. The Company holds 5,595 warrants of Class G, 507 warrants of Class H, and 1,239 warrants of Class I.

(27)	The notional value represents the number of contracts open multiplied by the exercise price as of March 31, 2018.

(28)
The unused line fees of 0.50% and 0.25% are collected for the Unfunded Delayed Draw and Unfunded Revolver, respectively from both Altasciences US Acquisition, Inc. and Altasciences / 9360-1367 Quebec Inc. as each borrower has access to the respective lending facilities.

(29)
AIC Spotted Hawk Holdings, LLC, AIC SHD Holdings, LLC and AIC Pelican Holdings, LLC are consolidated wholly-owned special purpose vehicles which only hold equity investments of the underlying portfolio companies and have no other significant assets or liabilities. AIC Spotted Hawk Holdings, LLC and AIC SHD Holdings, LLC hold equity investments in SHD Oil & Gas, LLC. AIC Pelican Holdings, LLC holds an equity investment in Pelican Energy, LLC.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2018
(In thousands, except share data)

(30)	The following shows the composition of the Company’s portfolio at cost by control designation, investment type and industry as of March 31, 2018:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Non-Controlled / Non-Affiliated Investments
Advertising, Printing & Publishing	$26,259	$7,473	$—	$—	$—	$—	$—	$33,732
Aerospace & Defense	20,682	46,988	—	—	—	—	—	67,670
Automotive	14,565	26,550	—	—	—	—	—	41,115
Business Services	109,729	218,112	80,000	—	—	4,500	—	412,341
Chemicals, Plastics & Rubber	59,305	14,423	—	—	—	—	—	73,728
Consumer Goods – Durable	14,572	24,649	—	—	—	—	—	39,221
Consumer Goods – Non-Durable	—	25,043	—	—	—	—	—	25,043
Consumer Services	—	24,628	—	—	—	—	—	24,628
Containers, Packaging & Glass	1,189	18,107	—	—	—	—	—	19,296
Diversified Investment Vehicles, Banking, Finance, Real Estate	3,156	12,867	—	25,691	—	—	—	41,714
Energy – Electricity	37,637	—	—	—	5,832	4	—	43,473
Food & Grocery	19,533	24,784	—	—	—	—	—	44,317
Healthcare & Pharmaceuticals	163,567	99,939	—	—	333	—	315	264,154
High Tech Industries	104,359	49,308	—	—	—	—	48	153,715
Hotel, Gaming, Leisure, Restaurants	2,500	—	—	—	—	—	—	2,500
Insurance	2,565	21,807	—	—	—	—	—	24,372
Manufacturing, Capital Equipment	—	39,400	—	—	—	—	—	39,400
Media – Diversified & Production	(41)	3,213	—	—	—	—	—	3,172
Metals & Mining	1,273	—	—	—	—	—	—	1,273
Telecommunications	34,318	22,565	9,918	—	—	—	—	66,801
Transportation – Cargo, Distribution	—	9,284	12,798	—	—	1,715	—	23,797
Utilities – Electric	—	—	—	26,030	—	—	—	26,030
Total Non-Controlled / Non-Affiliated Investments	$615,168	$689,140	$102,716	$51,721	$6,165	$6,219	$363	$1,471,492
Non-Controlled / Affiliated Investments
Diversified Investment Vehicles, Banking, Finance, Real Estate	$—	$—	$—	$16,506	$—	$—	$—	$16,506
Energy – Electricity	5,811	—	—	—	13,911	13,274	—	32,996
Energy – Oil & Gas	—	—	—	—	—	24,441	—	24,441
Total Non-Controlled / Affiliated Investments	$5,811	$—	$—	$16,506	$13,911	$37,715	$—	$73,943
Controlled Investments
Aviation and Consumer Transport	$359,800	$—	$—	$—	$—	$15,000	$—	$374,800
Energy – Oil & Gas	122,016	30,510	—	—	—	31,489	—	184,015
Transportation – Cargo, Distribution	41,790	—	—	—	—	122,556	—	164,346
Total Controlled Investments	$523,606	$30,510	$—	$—	$—	$169,045	$—	$723,161
Total	$1,144,585	$719,650	$102,716	$68,227	$20,076	$212,979	$363	$2,268,596

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2018
(In thousands, except share data)

(31)	The following shows the composition of the Company’s portfolio at fair value by control designation, investment type and industry as of March 31, 2018:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Non-Controlled / Non-Affiliated Investments
Advertising, Printing & Publishing	$26,879	$7,611	$—	$—	$—	$—	$—	$34,490	2.4%
Aerospace & Defense	20,466	47,893	—	—	—	—	—	68,359	4.8%
Automotive	14,550	26,325	—	—	—	—	—	40,875	2.9%
Business Services	108,839	219,271	80,000		—	4,500	—	412,610	29.1%
Chemicals, Plastics & Rubber	47,170	16,360	—	—	—	—	—	63,530	4.5%
Consumer Goods – Durable	14,564	24,647	—	—	—	466	—	39,677	2.8%
Consumer Goods – Non-Durable	—	25,476	—	—	—	—	—	25,476	1.8%
Consumer Services	—	24,623	—	—	—	—	—	24,623	1.8%
Containers, Packaging & Glass	1,561	10,159	—	—	—	—	—	11,720	0.8%
Diversified Investment Vehicles, Banking, Finance, Real Estate	3,149	13,107	—	24,960	—	—	—	41,216	2.9%
Energy – Electricity	37,778	—	—	—	5,008	929	—	43,715	3.1%
Food & Grocery	19,502	25,250	—	—	—	—	—	44,752	3.2%
Healthcare & Pharmaceuticals	164,419	88,252	—	—	333	—	173	253,177	17.9%
High Tech Industries	104,053	49,655	—	—	—	—	78	153,786	10.8%
Hotel, Gaming, Leisure, Restaurants	2,500	—	—	—	—	—	—	2,500	0.2%
Insurance	2,947	21,216	—	—	—	—	—	24,163	1.7%
Manufacturing, Capital Equipment	—	39,966	—	—	—	—	—	39,966	2.8%
Media – Diversified & Production	(44)	3,233	—	—	—	—	—	3,189	0.2%
Metals & Mining	451	—	—	—	—	—	—	451	0%
Telecommunications	34,965	22,941	10,117	—	—	—	—	68,023	4.8%
Transportation – Cargo, Distribution	—	9,516	13,049	—	—	2,310	—	24,875	1.8%
Utilities – Electric	—	—	—	28,860	—	—	—	28,860	2.0%
Total Non-Controlled / Non-Affiliated Investments	$603,749	$675,501	$103,166	$53,820	$5,341	$8,205	$251	$1,450,033	102.3%
% of Net Assets	42.6%	47.6%	7.3%	3.8%	0.4%	0.6%	0%	102.3%
Non-Controlled / Affiliated Investments
Diversified Investment Vehicles, Banking, Finance, Real Estate	$—	$—	$—	$14,147	$—	$—	$—	$14,147	1.0%
Energy – Electricity	6,063	—	—	—	25,711	10,087	—	41,861	3.0%
Energy – Oil & Gas	—	—	—	—	—	12,946	—	12,946	0.9%
Total Non-Controlled / Affiliated Investments	$6,063	$—	$—	$14,147	$25,711	$23,033	$—	$68,954	4.9%
% of Net Assets	0.4%	—%	—%	1.0%	1.8%	1.7%	—%	4.9%
Controlled Investments
Aviation and Consumer Transport	$359,800	$—	$—	$—	$—	$42,381	$—	$402,181	28.3%
Energy – Oil & Gas	120,331	30,510	—	—	—	20,303	—	171,144	12.1%
Transportation – Cargo, Distribution	42,000	—	—	—	—	113,735	—	155,735	11.0%
Total Controlled Investments	$522,131	$30,510	$—	$—	$—	$176,419	$—	$729,060	51.4%
% of Net Assets	36.8%	2.2%	—%	—%	—%	12.4%	—%	51.4%
Total	$1,131,943	$706,011	$103,166	$67,967	$31,052	$207,657	$251	$2,248,047	158.6%
% of Net Assets	79.8%	49.8%	7.3%	4.8%	2.2%	14.7%	0%	158.6%

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2018
(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of March 31, 2018
Business Services	18.4%
Aviation and Consumer Transport	17.9%
Healthcare & Pharmaceuticals	11.3%
Energy – Oil & Gas	8.2%
Transportation – Cargo, Distribution	8.0%
High Tech Industries	6.9%
Energy – Electricity	3.8%
Aerospace & Defense	3.0%
Telecommunications	3.0%
Chemicals, Plastics & Rubber	2.8%
Diversified Investment Vehicles, Banking, Finance, Real Estate	2.5%
Food & Grocery	2.0%
Automotive	1.8%
Manufacturing, Capital Equipment	1.8%
Consumer Goods – Durable	1.8%
Advertising, Printing & Publishing	1.5%
Utilities – Electric	1.3%
Consumer Goods – Non-durable	1.1%
Consumer Services	1.1%
Insurance	1.1%
Containers, Packaging & Glass	0.5%
Media – Diversified & Production	0.1%
Hotel, Gaming, Leisure, Restaurants	0.1%
Metals & Mining	0.0%
Total Investments	100.0%

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

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2017
(In thousands, except share data)

____________________

(1)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (See Note 2 to the financial statements).

(2)	Solarplicity Group Limited and Solarplicity UK Holdings Limited are GBP denominated equity investments.

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

(7)
Substantially all securities are pledged as collateral to our multi-currency revolving credit facility (the “Senior Secured Facility” as defined in Note 8 to the financial statements). As such, these securities are not available as collateral to our general creditors.

(8)	The negative fair value is the result of the commitment being valued below par.

(9)
These are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive order the Company received from the Securities and Exchange Commission (the “SEC”) permitting us to do so. (See Note 3 to the financial statements for discussion of the exemptive order from the SEC.)

(10)
Other than the investments noted by this footnote, the fair value of the Company’s investments is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 2 to the financial statements for more information regarding ASC 820, Fair Value Measurements (“ASC 820”).

(11)
These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.

(12)	Par amount is denominated in USD unless otherwise noted, Euro (“€”), British Pound (“£”), and Canadian Dollar (“C$”).

(13)	Non-income producing security.

(14)	Non-accrual status (See Note 2 to the financial statements).

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

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2017
(In thousands, except share data)

(28)	The following shows the composition of the Company’s portfolio at cost by control designation, investment type and industry as of March 31, 2017:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Non-Controlled / Non-Affiliated Investments
Advertising, Printing & Publishing	$15,773	$9,951	$—	$—	$—	$—	$—	$25,724
Aerospace & Defense	—	21,297	—	—	—	—	—	21,297
Automotive	—	29,425	—	—	—	—	—	29,425
Broadcasting & Subscription	—	2,219	—	—	—	—	—	2,219
Business Services	136,726	244,405	135,000	—	—	4,500	—	520,631
Chemicals, Plastics & Rubber	58,689	15,102	—	—	—	—	—	73,791
Consumer Goods – Durable	—	17,319	35	—	—	—	—	17,354
Containers, Packaging & Glass	488	16,213	—	—	—	—	—	16,701
Diversified Investment Vehicles, Banking, Finance, Real Estate	—	7,906	—	100,910	—	—	—	108,816
Education	—	—	—	—	71,050	175	1,601	72,826
Energy – Electricity	17,064	—	—	—	4,409	—	—	21,473
Food & Grocery	—	24,713	—	—	—	—	—	24,713
Healthcare & Pharmaceuticals	37,811	65,312	—	—	—	6,002	80	109,205
High Tech Industries	153,282	13,359	—	—	—	—	—	166,641
Hotel, Gaming, Leisure, Restaurants	2,500	19,649	—	—	—	—	—	22,149
Insurance	(1,152)	61,680	—	—	—	—	—	60,528
Manufacturing, Capital Equipment	—	63,608	—	—	—	—	—	63,608
Media – Diversified & Production	(52)	3,209	—	—	—	—	—	3,157
Metals & Mining	12,428	—	—	—	—	—	—	12,428
Telecommunications	44,076	9,768	8,546	—	—	—	—	62,390
Transportation – Cargo, Distribution	—	33,746	14,809	—	—	1,712	—	50,267
Utilities – Electric	—	—	—	25,637	—	—	—	25,637
Total Non-Controlled / Non-Affiliated Investments	$477,633	$658,881	$158,390	$126,547	$75,459	$12,389	$1,681	$1,510,980
Non-Controlled / Affiliated Investments
Diversified Investment Vehicles, Banking, Finance, Real Estate	$—	$—	$—	$36,695	$—	$69,040	$—	$105,735
Energy – Electricity	146,598	—	2,499	—	13,911	14,435	—	177,443
Energy – Oil & Gas	26,665	—	337	—	—	41,616	48,170	116,788
Environmental Industries	—	—	—	—	—	17,505	—	17,505
Total Non-Controlled / Affiliated Investments	$173,263	$—	$2,836	$36,695	$13,911	$142,596	$48,170	$417,471
Controlled Investments
Aviation and Consumer Transport	$374,084	$—	$—	$—	$—	$19,204	$—	$393,288
Energy – Oil & Gas	102,021	27,617	—	—	—	31,490	—	161,128
Transportation – Cargo, Distribution	—	—	—	—	—	122,556	—	122,556
Total Controlled Investments	$476,105	$27,617	$—	$—	$—	$173,250	$—	$676,972
Total	$1,127,001	$686,498	$161,226	$163,242	$89,370	$328,235	$49,851	$2,605,423

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2017
(In thousands, except share data)

(29)	The following shows the composition of the Company’s portfolio at fair value by control designation, investment type and industry as of March 31, 2017:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Non-Controlled / Non-Affiliated Investments
Advertising, Printing & Publishing	$16,237	$10,023	$—	$—	$—	$—	$—	$26,260	1.7%
Aerospace & Defense	—	22,246	—	—	—	—	—	22,246	1.5%
Automotive	—	29,849	—	—	—	—	—	29,849	2.0%
Broadcasting & Subscription	—	1,340	—	—	—	—	—	1,340	0.1%
Business Services	128,042	248,080	135,000	—	—	4,500	—	515,622	34.7%
Chemicals, Plastics & Rubber	50,572	14,970	—	—	—	—	—	65,542	4.4%
Consumer Goods – Durable	—	17,252	47	—	—	231	—	17,530	1.2%
Containers, Packaging & Glass	960	9,297	—	—	—	—	—	10,257	0.7%
Diversified Investment Vehicles, Banking, Finance, Real Estate	—	8,000	—	99,834	—	—	—	107,834	7.3%
Energy – Electricity	17,064	—	—	—	—	—	—	17,064	1.2%
Food & Grocery	—	25,094	—	—	—	—	—	25,094	1.7%
Healthcare & Pharmaceuticals	37,517	64,278	—	—	—	—	94	101,889	6.9%
High Tech Industries	152,427	13,465	—	—	—	—	—	165,892	11.2%
Hotel, Gaming, Leisure, Restaurants	2,375	19,625	—	—	—	—	—	22,000	1.5%
Insurance	(706)	62,427	—	—	—	—	—	61,721	4.2%
Manufacturing, Capital Equipment	—	64,747	—	—	—	—	—	64,747	4.4%
Media – Diversified & Production	(44)	3,254	—	—	—	—	—	3,210	0.2%
Metals & Mining	705	—	—	—	—	—	—	705	—%
Telecommunications	44,722	9,874	8,717	—	—	—	—	63,313	4.3%
Transportation – Cargo, Distribution	—	33,830	15,119	—	—	1,730	—	50,679	3.4%
Utilities – Electric	—	—	—	29,615	—	—	—	29,615	2.0%
Total Non-Controlled / Non-Affiliated Investments	$449,871	$657,651	$158,883	$129,449	$—	$6,461	$94	$1,402,409	94.6%
% of Net Assets	30.4%	44.4%	10.7%	8.7%	—%	0.4%	—%	94.6%
Non-Controlled / Affiliated Investments
Diversified Investment Vehicles, Banking, Finance, Real Estate	$—	$—	$—	$37,444	$—	$24,285	$—	$61,729	4.2%
Energy – Electricity	119,426	—	2,501	—	25,637	14,340	—	161,904	10.9%
Energy – Oil & Gas	15,417	—	—	—	—	—	—	15,417	1.0%
Total Non-Controlled / Affiliated Investments	$134,843	$—	$2,501	$37,444	$25,637	$38,625	$—	$239,050	16.1%
% of Net Assets	9.1%	—%	0.2%	2.5%	1.7%	2.6%	—%	16.1%
Controlled Investments
Aviation and Consumer Transport	$374,084	$—	$—	$—	$—	$48,811	$—	$422,895	28.6%
Energy – Oil & Gas	90,434	27,617	—	—	—	18,862	—	136,913	9.2%
Transportation – Cargo, Distribution	—	—	—	—	—	115,441	—	115,441	7.8%
Total Controlled Investments	$464,518	$27,617	$—	$—	$—	$183,114	$—	$675,249	45.6%
% of Net Assets	31.3%	1.9%	—%	—%	—%	12.4%	—%	45.6%
Total	$1,049,232	$685,268	$161,384	$166,893	$25,637	$228,200	$94	$2,316,708	156.3%
% of Net Assets	70.8%	46.3%	10.9%	11.2%	1.7%	15.4%	—%	156.3%

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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 1. Organization
Apollo Investment Corporation (the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” or “our”), a Maryland corporation incorporated on February 2, 2004, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We commenced operations on April 8, 2004 receiving net proceeds of $870,000 from our initial public offering by selling 62 million shares of common stock at a price of $15.00 per share. Since then, and through March 31, 2018, we have raised approximately $2,210,067 in net proceeds from additional offerings of common stock and repurchased common stock for $120,101.
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
Under the 1940 Act, ASC 946, and the regulations pursuant to Article 6 of Regulation S-X, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit us. Consequently, as of March 31, 2018, the Company consolidated some special purposes entities. These special purposes entities only hold investments of the Company and have no other significant asset and liabilities. All significant intercompany transactions and balances have been eliminated in consolidation.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

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
Cash and cash equivalents are carried at cost which approximates fair value. Cash equivalents held as of March 31, 2018 was $14,035. Cash equivalents held as of March 31, 2017 was $9,783.
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
(In thousands, except share and per share data)

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

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides an independent assessment of value. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. During the year ended March 31, 2018, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

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
Exchange-traded derivatives which include put and call options are valued based on the last reported sales price on the date of valuation. Over-the-counter (“OTC”) derivatives, including credit default swaps, are valued by the Investment Adviser using quotations from counterparties. In instances where models are used, the value of the OTC derivative is derived from the contractual terms of, and specific risks inherent in, the instrument as well as the availability and reliability of observable inputs, such as credit spreads.
Offsetting Assets and Liabilities
The Company has elected not to offset cash collateral against the fair value of derivative contracts. The fair values of these derivatives are presented on a gross basis, even when derivatives are subject to master netting agreements. The Company’s disclosures regarding offsetting are discussed in Note 7 to the financial statements.

Valuation of Other Financial Assets and Financial Liabilities

ASC 825, Financial Instruments, permits an entity to choose, at specified election dates, to measure certain assets and liabilities at fair value (the “Fair Value Option”). We have not elected the Fair Value Option to report selected financial assets and financial liabilities. Debt issued by the Company is reported at amortized cost (see Note 8 to the financial statements). The carrying value of all other financial assets and liabilities approximates fair value due to their short maturities or their close proximity of the originations to the measurement date.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

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
The Company records origination and other expenses related to its debt obligations as deferred financing costs. The deferred financing cost for all outstanding debt is presented as a direct deduction from the carrying amount of the related debt liability, except that incurred under the Senior Secured Facility (as defined in Note 8 to the financial statements), which the Company presents as an asset on the Statements of Assets and Liabilities. These expenses are deferred and amortized as part of interest expense using the straight-line method over the stated life of the obligation which approximates the effective yield method. In the event that we modify or extinguish our debt before maturity, the Company follows the guidance in ASC 470-50, Modification and Extinguishments (“ASC 470-50”). For modifications to or exchanges of our Senior Secured Facility (as defined in Note 8 to the financial statements), any unamortized deferred financing costs relating to lenders who are not part of the new lending group are expensed. For extinguishments of our senior secured notes and senior unsecured notes, any unamortized deferred financing costs are deducted from the carrying amount of the debt in determining the gain or loss from the extinguishment.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

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
Federal and State Income Taxes
We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through March 31, 2018 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ending March 31, 2018. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.
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
If we fail to satisfy the annual distribution requirement or otherwise fail to qualify as a RIC in any taxable year, we would be subject to tax on all of our taxable income at regular corporate rates. Distribution would generally be taxable to our individual and other non-corporate taxable stockholders as ordinary dividend income eligible for the reduced maximum rate applicable to qualified dividend income to the extent of our current and accumulated earnings and profits provided certain holding period and other requirements are met. Subject to certain limitation under the Code, corporate distributions would be eligible for the dividend-received deduction. To qualify again to be taxed as a RIC in a subsequent year, we would be required to distribute to our stockholders our accumulated earnings and profits payable by us as an additional tax. In addition, if we failed to qualify as a RIC for a period greater than two taxable years, then, in order to qualify as a RIC in a subsequent year, we would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of five years.
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the financial statements. As of March 31, 2018, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2015 remain subject to examination by the Internal Revenue Service.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

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
Note 3. Related Party Agreements and Transactions
Investment Advisory Agreement with AIM
The Company has an investment advisory management agreement with the Investment Adviser (the “Investment Advisory Agreement”) under which AIM receives a fee from the Company, consisting of two components — a base management fee and a performance-based incentive fee.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

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
Incentive Fee on Cumulative Net Realized Gains
The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of our cumulative realized capital gains less cumulative realized capital losses, unrealized capital loss (unrealized loss on a gross investment-by-investment basis at the end of each calendar year) and all capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For accounting purposes only, we are required under GAAP to accrue a theoretical capital gains incentive fee based upon net realized capital gains and unrealized capital gain and loss on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no accrual for theoretical capital gains incentive fee for the years ended March 31, 2018 and March 31, 2017. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (the “Advisers Act”) or the Investment Advisory Agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the Investment Advisory Agreement which specifically excludes consideration of unrealized capital gain.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

For the years ended March 31, 2018, 2017 and 2016, the Company recognized $47,937, $52,934 and $66,176, respectively, of management fees, and $28,710, $18,776 and $43,943, respectively, of incentive fees before impact of waived fees. For the years ended March 31, 2018, 2017 and 2016, management fees waived were $11,984, $13,234 and $14,351, respectively, and incentive fees waived were $7,734, $7,999 and $5,089, respectively. As of March 31, 2018 and March 31, 2017, management and performance-based incentive fees payable were $16,585 and $16,306, respectively.
For the years ended March 31, 2018, 2017 and 2016, the amount of incentive fees on PIK income for which payments have been deferred were $1,543, $1,955 and $7,001, respectively. For the years ended March 31, 2018, 2017 and 2016, the Company reversed $2,224, $13,220 and $874, respectively, of the deferred incentive fee payable related to PIK income which were deemed to be no longer realizable. As of March 31, 2018 and March 31, 2017, the cumulative deferred incentive fee on PIK income included in management and performance-based incentive fee payable line of the Statements of Assets and Liabilities were $3,066 and $2,317, respectively.
For the years ended March 31, 2018, 2017 and 2016, the amount of interest on deferred incentive fees accrued were $100, $300 and $309. For the years ended March 31, 2018, 2017 and 2016, the Company reversed $43, $573 and $20 of the accrued interest payable on deferred incentive fees related to PIK income which were deemed to be no longer realizable. As of March 31, 2018 and March 31, 2017, the accrued interest payable on deferred incentive fees were $85 and $29, respectively.
Administration Agreement with AIA
The Company has also entered into an administration agreement with the Administrator (the “Administration Agreement”) under which AIA provides administrative services for the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator and requested to be reimbursed by the Administrator in performing its obligations under the Administration Agreement. The expenses include rent and the Company’s allocable portion of compensation and other related expenses for its Chief Financial Officer, Chief Legal Officer and Chief Compliance Officer and their respective staffs. For the years ended March 31, 2018, 2017 and 2016, the Company recognized administrative services expense under the Administration Agreement of $6,915, $7,513 and $6,449, respectively. There was no payable to AIA and its affiliates for expenses paid on our behalf as of March 31, 2018 and March 31, 2017.
Administrative Service Expense Reimbursement
Merx Aviation Finance, LLC (“Merx”), a wholly-owned portfolio company of the Company, has entered into an administration agreement with the Administrator (the “Merx Administration Agreement”) under which AIA provides administrative services to Merx. For the years ended March 31, 2018, 2017 and 2016, the Company recognized administrative service expense reimbursements of $250, $250 and $150, respectively, under the Merx Administration Agreement.
Debt Expense Reimbursements
The Company has also entered into debt expense reimbursement agreements with Merx Aviation Finance Assets Ireland Limited (an affiliate of Merx), Dynamic Product Tankers, LLC and UniTek Global Services Inc. which will reimburse the Company for reasonable out-of-pocket expenses incurred, including any interest, fees or other amounts incurred by the Company in connection with letters of credit issued on their behalf. For the years ended March 31, 2018, 2017 and 2016, the Company recognized debt expense reimbursements of $332, $86 and $85, respectively, under the debt expense reimbursement agreements.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

Co-Investment Activity
We may co-invest on a concurrent basis with affiliates of ours, subject to compliance with applicable regulations and our allocation procedures. Certain types of negotiated co-investments may be made only in accordance with the terms of the exemptive order we received from the SEC permitting us to do so. On March 29, 2016, we received an exemptive order from the SEC (the “Order”) permitting us greater flexibility to negotiate the terms of co-investment transactions with certain of our affiliates, including investment funds managed by AIM or its affiliates, subject to the conditions included therein. Under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must be able to reach certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our Board of Directors’ approved criteria. In certain situations where co-investment with one or more funds managed by AIM or its affiliates is not covered by the Order, the personnel of AIM or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on allocation policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. The Order is subject to certain terms and conditions so there can be no assurance that we will be permitted to co-invest with certain of our affiliates other than in the circumstances currently permitted by regulatory guidance and the Order.
As of March 31, 2018, the Company’s co-investment holdings were 22% of the portfolio or $498,704, measured at fair value. On a cost basis, 22% of the portfolio or $497,418 were co-investments. As of March 31, 2017, the Company’s co-investment holdings were 6% of the portfolio or $142,133, measured at fair value. On a cost basis, 5% of the portfolio or $141,654 were co-investments.
Note 4. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per share (“EPS”), pursuant to ASC 260-10, for the years ended March 31, 2018, 2017 and 2016:

	Year Ended March 31,
	2018	2017	2016
Basic and Diluted Earnings (Loss) Per Share (1)
Net increase (decrease) in net assets resulting from operations	$87,029	$18,370	$(44,526)
Weighted average shares outstanding	218,623,840	222,415,073	232,555,815
Basic and diluted earnings (loss) per share	$0.40	$0.08	$(0.19)
____________________

(1)
Diluted earnings (loss) per share is calculated using the if-converted method. In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. For the years ended March 31, 2018 and March 31, 2017, the Company did not have any convertible notes. As such, diluted EPS was not applicable. For the year ended March 31, 2016, anti-dilution would total $0.04.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

Note 5. Investments
Fair Value Measurement and Disclosures
The following table shows the composition of our investment and derivative portfolio as of March 31, 2018, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$1,144,585	$1,131,943	$—	$—	$1,131,943
Second Lien Secured Debt	719,650	706,011	—	290,673	415,338
Unsecured Debt	102,716	103,166	—	13,049	90,117
Structured Products and Other	68,227	67,967	—	—	67,967
Preferred Equity	20,076	31,052	—	—	31,052
Common Equity/Interests	212,979	207,657	—	—	207,657
Warrants	363	251	—	—	251
Total Investments before Option Contracts and Cash Equivalents	$2,268,596	$2,248,047	$—	$303,722	$1,944,325
Purchased Put Options	$5,758	$1,226	$1,226	$—	$—
Written Call Options	(5,736)	(20,350)	(20,350)	—	—
Total Option Contracts	$22	$(19,124)	$(19,124)	$—	$—
Money Market Fund	$14,035	$14,035	$14,035	$—	$—
Total Cash Equivalents	$14,035	$14,035	$14,035	$—	$—
Total Investments after Option Contracts and Cash Equivalents	$2,282,653	$2,242,958	$(5,089)	$303,722	$1,944,325
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

The following table shows changes in the fair value of our Level 3 investments during the year ended March 31, 2018:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of March 31, 2017	$1,049,232	$446,772	$146,218	$166,893	$25,637	$228,200	$94	$2,063,046
Net realized gains (losses)	(38,176)	48	(92)	1,314	(98,134)	(79,448)	(49,771)	(264,259)
Net change in unrealized gains (losses)	65,126	(12,364)	363	(3,911)	97,384	72,039	49,645	268,282
Net amortization on investments	3,504	1,986	—	393	—	35	—	5,918
Purchases, including capitalized PIK (3)	682,359	250,474	1,595	46	6,165	37,261	283	978,183
Sales (3)	(630,102)	(238,464)	(57,967)	(96,768)	—	(50,430)	—	(1,073,731)
Transfers out of Level 3 (1)	—	(40,725)	—	—	—	—	—	(40,725)
Transfers into Level 3 (1)	—	7,611	—	—	—	—	—	7,611
Fair value as of March 31, 2018	$1,131,943	$415,338	$90,117	$67,967	$31,052	$207,657	$251	$1,944,325

Net change in unrealized gains (losses) on Level 3 investments still held as of March 31, 2018	$10,079	$(6,792)	$27	$(4,406)	$1,723	$(2,722)	$(126)	$(2,217)
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

(2)	Includes unfunded commitments measured at fair value of $(3,346).

(3)	Includes reorganizations and restructuring of investments.
The following table shows changes in the fair value of our Level 3 investments during the year ended March 31, 2017:

	First Lien Secured Debt (1)	Second Lien Secured Debt (1)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of March 31, 2016	$1,089,156	$491,488	$227,222	$319,530	$68,562	$356,940	$—	$2,552,898
Net realized gains (losses)	(71,393)	(53,649)	—	42,375	(246)	45,381	(2,374)	(39,906)
Net change in unrealized gains (losses)	25,726	81,654	16,525	(4,736)	(41,569)	(169,483)	(44,931)	(136,814)
Net amortization on investments	2,609	1,146	320	362	—	139	—	4,576
Purchases, including capitalized PIK (2)	313,272	201,773	16,734	44,235	37,081	115,793	48,250	777,138
Sales (2)	(310,138)	(275,640)	(114,583)	(234,873)	(38,191)	(120,570)	(851)	(1,094,846)
Fair value as of March 31, 2017	$1,049,232	$446,772	$146,218	$166,893	$25,637	$228,200	$94	$2,063,046

Net change in unrealized gains (losses) on Level 3 investments still held as of March 31, 2017	$(26,378)	$4,753	$(1,514)	$5,377	$(27,163)	$(118,983)	$(20,752)	$(184,660)
____________________

(1)	Includes unfunded commitments measured at fair value of $(2,181).

(2)	Includes reorganizations and restructuring of investments.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of March 31, 2018 and March 31, 2017. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.
The unobservable inputs used in the fair value measurement of our Level 3 investments as of March 31, 2018 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Secured Debt	$(885)	Broker Quoted	Broker Quote	N/A	N/A	N/A
	401,800	Discounted Cash Flow	Discount Rate	2.3%	14.6%	12.3%
	(337)	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	120,331	Recovery Analysis	Commodity Price	$60.00	$66.00	$63.27
	47,170	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
		Market Comparable Technique	Comparable Multiple	4.9x	4.9x	4.9x
	451	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
		Yield Analysis	Discount Rate	25.0%	25.0%	25.0%
	6,063	Transaction Price	Expected Proceeds	N/A	N/A	N/A
	557,350	Yield Analysis	Discount Rate	3.7%	14.8%	10.8%
Second Lien Secured Debt	37,456	Broker Quoted	Broker Quote	N/A	N/A	N/A
	10,159	Market Comparable Technique	Comparable Multiple	0.8x	7.9x	7.9x
	30,510	Recovery Analysis	Commodity Price	$64.00	$66.00	$65.54
	337,213	Yield Analysis	Discount Rate	10.9%	14.1%	12.7%
Unsecured Debt	90,117	Yield Analysis	Discount Rate	11.2%	17.0%	11.9%
Structured Products and Other	67,967	Discounted Cash Flow	Discount Rate	9.0%	11.0%	10.4%
Preferred Equity	25,711	Option Pricing Model	Expected Volatility	39.5%	39.5%	39.5%
	5,341	Yield Analysis	Discount Rate	10.8%	12.5%	12.4%
Common Equity/Interests	466	Broker Quoted	Broker Quote	N/A	N/A	N/A
	167,132	Discounted Cash Flow	Discount Rate	10.0%	25.0%	13.4%
	6,810	Market Comparable Technique	Comparable Multiple	7.7x	11.4x	9.0x
	33,249	Recovery Analysis	Commodity Price	$60.00	$66.00	$62.51
Warrants	251	Option Pricing Model	Expected Volatility	37.5%	60.0%	53.0%
Total Level 3 Investments	$1,944,325
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
(In thousands, except share and per share data)

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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

The significant unobservable inputs used in the fair value measurement of the Company’s debt and equity securities are primarily earnings before interest, taxes, depreciation and amortization (“EBITDA”) comparable multiples and market discount rates. The Company typically uses EBITDA comparable multiples on its equity securities to determine the fair value of investments. The Company uses market discount rates for debt securities to determine if the effective yield on a debt security is commensurate with the market yields for that type of debt security. If a debt security’s effective yield is significantly less than the market yield for a similar debt security with a similar credit profile, the resulting fair value of the debt security may be lower. For certain investments where fair value is derived based on a recovery analysis, the Company uses underlying commodity prices from third party market pricing services to determine the fair value and/or recoverable amount, which represents the proceeds expected to be collected through asset sales or liquidation. Further, for certain investments, the Company also considered the probability of future events which are not in management’s control. Significant increases or decreases in any of these inputs in isolation would result in a significantly lower or higher fair value measurement. The significant unobservable inputs used in the fair value measurement of the structured products include the discount rate applied in the valuation models in addition to default and recovery rates applied to projected cash flows in the valuation models. Specifically, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. Increases in the discount rate can significantly lower the fair value of an investment; conversely decreases in the discount rate can significantly increase the fair value of an investment. The discount rate is determined based on the market rates an investor would expect for a similar investment with similar risks. For certain investments such as warrants, the independent valuation firms engaged by the Company may use an option pricing technique, of which the applicable method is the Black-Scholes Option Pricing Method (“BSM”), to perform independent valuations. The BSM is a model of price variation over time of financial instruments, such as equity, that is used to determine the price of call or put options. Various inputs are required but the primary unobservable input into the BSM model is the underlying asset volatility.
Investment Transactions
For the years ended March 31, 2018, 2017 and 2016, purchases of investments on a trade date basis were $1,049,363, $601,065 and $1,088,517, respectively. For the years ended March 31, 2018, 2017 and 2016, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $1,153,978, $1,094,634 and $1,338,689, respectively.
PIK Income
The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the years ended March 31, 2018, 2017 and 2016, PIK income earned was $20,241, $28,164 and $40,078, respectively.
The following table shows the change in capitalized PIK balance for the years ended March 31, 2018, 2017 and 2016:

	Year Ended March 31,
	2018	2017	2016
PIK balance at beginning of period	$53,262	$73,409	$86,903
PIK income capitalized	14,616	33,389	40,836
Adjustments due to investments exited or written off	(43,054)	(50,646)	(4,688)
PIK income received in cash	(370)	(2,890)	(49,642)
PIK balance at end of period	$24,454	$53,262	$73,409

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

Dividend Income
The Company holds structured products and other investments. The CLO equity investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The Company records as dividend income the accretable yield from its beneficial interests in structured products such as CLOs based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. During the years ended March 31, 2018, 2017 and 2016 dividend income from structured products was $2,461, $11,465 and $24,920, respectively.
Investments on Non-Accrual Status
As of March 31, 2018, 3.3% of total investments at amortized cost, or 2.3% of total investments at fair value, were on non-accrual status. As of March 31, 2017, 7.0% of total investments at amortized cost, or 3.0% of total investments at fair value, were on non-accrual status.
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
As of March 31, 2018, our investment in Merx Aviation Finance, LLC exceeded the 20% threshold in at least one of the tests under Rule 3-09. Accordingly, we are attaching the audited financial statements of Merx Aviation Finance, LLC to Form 10-K.
As of March 31, 2018, our investment in SHD Oil & Gas, LLC exceeded the 10% threshold in at least one of the tests under Rule 4-08(g). Accordingly, summarized financial information is presented below for the unconsolidated significant subsidiary.
SHD Oil & Gas, LLC
SHD Oil & Gas, LLC and its subsidiaries is headquartered in Houston, Texas and is engaged in oil and natural gas exploration, development and production.

Balance Sheet
December 31, 2017
Total current assets	$12,657
Total non-current assets	121,770
Total current liabilities	13,120
Total non-current liabilities	328,521
Members’ deficit	(207,214)

Income Statement
Year Ended December 31, 2017
Total revenues	$50,818
Operating net income	5,068
Other expenses	(41,668)
Net loss	(36,600)

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

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
Credit Default Swaps
Credit default swap contracts (“CDS”) represent agreements in which one party, the protection buyer, pays a fixed fee, the premium, in return for a payment by the other party, the protection seller, contingent upon a specified default event relating to the underlying reference asset or pool of assets. The valuation of the swaps for the approximate net amount to be received or paid (i.e., the fair value) is marked to market either by using pricing vendor quotations, counterparty prices or model prices, and such valuations are based on the fair value of the underlying security, current credit spreads for the referenced obligation of the underlying issuer relative to the terms of the contract, current interest rates, interest accrual through the valuation date and certain other factors. We held no CDS contracts as of March 31, 2018 and March 31, 2017.
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
The following table sets forth the gross fair value of derivative contracts, by major risk type, as of March 31, 2018. The table also includes information on the volume of derivatives based on the base notional value of option contracts open at March 31, 2018. We held no derivative instruments as of March 31, 2017.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

	March 31, 2018
Underlying Risk Type	Base Notional Assets	Derivative Assets Fair Value	Base Notional Liabilities	Derivative Liabilities Fair Value
Commodity:
Purchased Put Options	$123,750	$1,226	$—	$—
Written Call Options	—	—	(158,117)	(20,350)
The volume of derivatives presented in the table above is representative of activities from September 6, 2017, when the Company started re-entering into these derivatives, through March 31, 2018.
The effect of transactions in derivative instruments to the Statements of Operations during the years ended March 31, 2018, 2017 and 2016 were as follows:

	Year Ended March 31,
	2018	2017	2016
Net Change in Unrealized Losses on Derivatives
Purchased Put Options	$(4,531)	$—	$—
Written Call Options	(14,614)	—	—
Net Change in Unrealized Losses on Derivatives	$(19,145)	$—	$—

	Year Ended March 31,
	2018	2017	2016
Net Realized Losses on Derivatives
Purchased Put Options	$(2,609)	$(1,573)	$—
Written Call Options	(1,666)	2,325	—
Credit Default Swaps	—	(878)	—
Net Realized Losses on Derivatives	$(4,275)	$(126)	$—
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
Note 7. Offsetting Assets and Liabilities
The Company entered into centrally cleared derivative contracts with Chicago Mercantile Exchange (“CME”). Upon entering into the centrally cleared derivative contracts, the Company is required to deposit with the relevant clearing organization cash or securities, which is referred to as the initial margin. Cash deposited as initial margin is reported as cash collateral on the Statements of Assets and Liabilities. Centrally cleared derivative contracts entered into with CME are considered settled-to-market contracts where daily variation margin posted is legally characterized as a settlement payment as opposed to collateral. The settlement payment does not terminate the derivative contract and the contract will continue to exist with no changes to its terms. Daily changes in fair value are recorded as a payable or receivable on the Statements of Assets and Liabilities as variation margin.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

The Company has elected not to offset assets and liabilities in the Statements of Assets and Liabilities that may be received or paid as part of collateral arrangements, even when an enforceable master netting arrangement or other agreement is in place that provides the Company, in the event of counterparty default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations. The following table presents both gross and net information about derivative instruments eligible for offset in the Statements of Assets and Liabilities as of March 31, 2018.

Counterparty	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Statements of Assets and Liabilities	Net Amounts Presented in the Statements of Assets and Liabilities		Gross Amounts Not Offset in the Statements of Assets and Liabilities
					Financial Instruments	Cash Collateral	Net Amounts
CME Group:
Variation Margin	1,846	—	1,846	(a)	—	—	1,846	(b)
___________________

(a)
The variation margin receivable on option contracts is the result of purchased put options and written call options that are settled-to-market with a fair value of $1,226 and ($20,350), respectively, as of March 31, 2018, offset against the variation margin posted with the CME amounting to $20,970.

(b)	Per GAAP disclosure requirements, the table above does not include excess cash collateral paid in the amount of $5,016.
Note 8. Debt and Foreign Currency Transactions and Translations
The Company’s outstanding debt obligations as of March 31, 2018 were as follows:

	Date Issued/Amended	Total Aggregate Principal Amount Committed	Principal Amount Outstanding		Fair Value		Final Maturity Date
Senior Secured Facility	12/22/2016	$1,190,000	$285,216	*	$292,338	(1)	12/22/2021
Senior Secured Notes (Series B)	9/29/2011	16,000	16,000		16,191	(1)	9/29/2018
2043 Notes	6/17/2013	150,000	150,000		152,040	(2)	7/15/2043
2025 Notes	3/3/2015	350,000	350,000		351,676	(3)	3/3/2025
Total Debt Obligations		$1,706,000	$801,216		$812,245
Deferred Financing Cost and Debt Discount			$(11,370)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount			$789,846
____________________

*	Includes foreign currency debt obligations as outlined in Foreign Currency Transactions and Translations within this note to the financial statements.

(1)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of March 31, 2018. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.

(2)	The fair value of these debt obligations would be categorized as Level 1 under ASC 820 as of March 31, 2018. The valuation is based on quoted prices of identical liabilities in active markets.

(3)	The fair value of these debt obligations would be categorized as Level 2 under ASC 820 as of March 31, 2018. The valuation is based on broker quoted prices.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

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
Senior Secured Facility
On December 22, 2016, the Company amended and restated its senior secured, multi-currency, revolving credit facility (the “Senior Secured Facility”) from the previous April 24, 2015 amendment. The amended and restated agreement decreased the lenders’ commitments from $1,310,000 to $1,140,000, extended the final maturity date through December 22, 2021, and included an accordion provision which allows the Company to increase the total commitments under the existing revolving facility up to an aggregate principal amount of $1,965,000 from new or existing lenders on the same terms and conditions as the existing commitments. On August 29, 2017, the Company entered into an amendment to its Senior Secured Facility to increase the multicurrency commitments under the Senior Secured Facility by $50,000 from $1,140,000 to $1,190,000 pursuant to the accordion provisions therein. The Senior Secured Facility is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. Commencing January 31, 2021, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the Senior Secured Facility as of December 22, 2020. In addition, the stated interest rate on the facility remains as a formula-based calculation based on a minimum borrowing base, resulting in a stated interest rate, depending on the type of borrowing, of (a) either LIBOR plus 1.75% per annum or LIBOR plus 2.00% per annum, or (b) either Alternate Base Rate plus 0.75% per annum or Alternate Base Rate plus 1% per annum. As of March 31, 2018, the stated interest rate on the facility was LIBOR plus 2.00%. The Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Senior Secured Facility and participation fees and fronting fees of up to 2.25% per annum on the letters of credit issued.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

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
The Senior Secured Facility also provides for the issuance of letters of credit up to an aggregate amount of $150,000. As of March 31, 2018 and March 31, 2017, the Company had $14,234 and $15,640, respectively, in standby letters of credit issued through the Senior Secured Facility. The amount available for borrowing under the Senior Secured Facility is reduced by any standby letters of credit issued through the Senior Secured Facility. Under GAAP, these letters of credit are considered commitments because no funding has been made and as such are not considered a liability. These letters of credit are not senior securities because they are not in the form of a typical financial guarantee and the portfolio companies are obligated to refund any drawn amounts. The available remaining capacity under the Senior Secured Facility was $890,550 and $923,438 as of March 31, 2018 and March 31, 2017, respectively. Terms used in this disclosure have the meanings set forth in the Senior Secured Facility agreement.
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
Senior Unsecured Notes
2042 Notes
On October 9, 2012, the Company issued $150,000 aggregate principal amount of senior unsecured notes for net proceeds of $145,275 (the “2042 Notes”). The 2042 Notes will mature on October 15, 2042. Interest on the 2042 Notes is paid quarterly on January 15, April 15, July 15 and October 15, at an annual rate of 6.625%, commencing on January 15, 2013. The Company may redeem the 2042 Notes in whole or in part at any time or from time to time on or after October 15, 2017. The 2042 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior, unsecured indebtedness. The 2042 Notes were listed on the New York Stock Exchange under the ticker symbol “AIB.”
On October 16, 2017, the Company redeemed the entire $150,000 aggregate principal amount outstanding of the 2042 Notes in accordance with the terms of the indenture governing the 2042 Notes, before its stated maturity date, which resulted in a realized loss on the extinguishment of debt of $5,790.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

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
The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the years ended March 31, 2018, 2017 and 2016:

	Year Ended March 31,
	2018	2017	2016 (2)
Average debt outstanding	$899,289	$1,048,667	$1,456,397
Maximum amount of debt outstanding	1,056,929	1,363,533	1,657,288

Weighted average annualized interest cost (1)	5.28%	5.12%	4.97%
Annualized amortized debt issuance cost	0.60%	0.52%	0.48%
Total annualized interest cost	5.88%	5.64%	5.45%
____________________

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Facility. Commitment fees for the years ended March 31, 2018, 2017 and 2016 were $3,188, $3,264 and $2,958, respectively.

(2)	Numbers were updated due to the retrospective application of the new accounting pronouncements (ASU 2015-03 and ASU 2015-15) adopted as of April 1, 2016.
Foreign Currency Transactions and Translations
The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of March 31, 2018:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
Canadian Dollar	C$	2,300	$1,894	$1,784	$110	4/16/2018
Euro		€14,000	15,129	17,218	(2,089)	4/12/2018
Euro		€12,500	13,507	15,372	(1,865)	4/30/2018
British Pound		£14,500	21,941	20,340	1,601	4/30/2018
			$52,471	$54,714	$(2,243)

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

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
As of March 31, 2018 and March 31, 2017, the Company was in compliance with all debt covenants for all outstanding debt obligations.
Note 9. Stockholders’ Equity
There were no equity offerings of common stock during the years ended March 31, 2018 and March 31, 2017.
The Company adopted the following plans, approved by the Board of Directors, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the Securities Exchange Act of 1934 (the “1934 Act”) (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased	Cost of Shares Repurchased	Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50,000	$50,000	$—
December 14, 2015	50,000	50,000	—
September 14, 2016	50,000	20,101	29,899
Total as of March 31, 2018	$150,000	$120,101	$29,899
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

During the year ended March 31, 2018, the Company repurchased 3,382,558 shares at a weighted average price per share of $5.84, inclusive of commissions, for a total cost of $19,746. This represents a discount of approximately 12.47% of the average net asset value per share for the year ended March 31, 2018.
During the year ended March 31, 2017, the Company repurchased 6,461,842 shares at a weighted average price per share of $5.87, inclusive of commissions, for a total cost of $37,918. This represents a discount of approximately 15.50% of the average net asset value per share for the year ended March 31, 2017.
Since the inception of the Repurchase Plans through March 31, 2018, the Company repurchased 20,429,255 shares at a weighted average price per share of $5.88, inclusive of commissions, for a total cost of $120,101.
On September 12, 2014, the Company announced an at-the-market offering program (the “ATM Program”) through which it can sell up to 16 million shares of its common stock from time to time. As of March 31, 2018, no shares had been sold through the Company’s ATM Program.
Note 10. Commitments and Contingencies
The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of March 31, 2018 and March 31, 2017, the Company had the following unfunded commitments to its portfolio companies:

	March 31, 2018	March 31, 2017
Unfunded revolver obligations and bridge loan commitments (1)	$239,689	$227,906
Standby letters of credit issued and outstanding (2)	20,692	14,203
Unfunded delayed draw loan commitments (3)	21,959	28,649
Unfunded delayed draw loan commitments (performance thresholds not met) (4)	15,244	30,678
Total Unfunded Commitments	$297,584	$301,436
____________________

(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of March 31, 2018 and March 31, 2017, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of March 31, 2018 and March 31, 2017, the bridge loan commitments included in the balances were $99,666 and $137,962, respectively.

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

(4)
The borrowers are required to meet certain performance thresholds before the Company is obligated to fulfill the commitments and those performance thresholds were not met as of March 31, 2018 and March 31, 2017.

Of the unfunded commitments which existed as of March 31, 2018, $197,918 were outstanding as of May 17, 2018.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

Note 11. Income Taxes
For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The final determination of the tax character of distributions will not be made until we file our tax return for each tax year and the tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of each calendar year. The tax character of distributions paid to stockholders during the tax years ended March 31, 2018, 2017 and 2016 were as follows:

	Year Ended March 31,
	2018	2017	2016
Ordinary income	$86,906	$76,950	$111,853
Capital gains	—	—	—
Return of capital	44,088	67,286	73,211
Total distributions paid to stockholders	$130,994	$144,236	$185,064
Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.
The following table reconciles the net increase in net assets resulting from operations to taxable income for the tax years ended March 31, 2018, 2017 and 2016:

	Year Ended March 31,
	2018	2017	2016
Net increase (decrease) in net assets resulting from operations	$87,029	$18,370	$(44,526)
Adjustments:
Net realized losses	258,128	41,823	195,364
Net change in unrealized losses	(211,770)	89,050	42,419
Income not currently taxable	—	(55,053)	(69,038)
Income (loss) recognized for tax but not book	(38,479)	21,145	11,366
Expenses not currently deductible	749	—	—
Expenses incurred for tax but not book	—	(9,507)	(5,385)
Realized gain/loss differences (1)	(8,243)	(16,601)	(16,230)
Taxable income before deductions for distributions	$87,414	$89,227	$113,970
____________________

(1)	These pertain to book income/losses treated as capital gains/losses for tax purposes or book realized gains/losses treated as ordinary income/losses for tax purposes.
The following table shows the components of accumulated losses on a tax basis for the years ended March 31, 2018, 2017 and 2016:

	Year Ended March 31,
	2018	2017	2016
Distributable ordinary income	$—	$—	$—
Capital loss carryforward	(1,185,617)	(1,189,004)	(1,147,397)
Other temporary book-to-tax differences	(35,513)	(45,631)	(147,161)
Unrealized appreciation (depreciation)	2,493	(208,563)	(87,009)
Total accumulated losses	$(1,218,637)	$(1,443,198)	$(1,381,567)

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

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
As of March 31, 2018, the Company had a post-enactment short-term capital loss carryforward of $237,288 and long-term capital loss carryforward of $536,331. As of March 31, 2017, the Company had a post-enactment short-term capital loss carryforward of $142,792 and long-term capital loss carryforward of $434,883. As of March 31, 2016, the Company had a post-enactment short-term capital loss carryforward of $95,174 and long-term capital loss carryforward of $404,806.
As of March 31, 2018, the Company had pre-enactment net capital loss carryforward of $411,998 which expires on March 31, 2019. None of the pre-enactment net capital loss carryforwards were utilized in the past three years. $199,331 of pre-enactment net capital loss carryforward expired on March 31, 2018.
As of March 31, 2018, the Company had no net post-October capital loss deferral deemed to arise on April 1, 2018. As of March 31, 2017, we had a net post-October capital loss deferral of $6,783 which is deemed to arise on April 1, 2017. As of March 31, 2016, we had a net post-October capital loss deferral of $87,407 which is deemed to arise on April 1, 2016.
Management has analyzed the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax years, and has concluded that no provision for income tax is required in the Company’s financial statements. The Company’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.
In general, we may make certain reclassifications to the components of net assets as a result of permanent book-to-tax differences and book-to-tax differences relating to stockholder distributions. Accordingly, as of March 31, 2018, we adjusted accumulated net realized loss by $369,281 to $1,166,471 and overdistributed net investment income by $100,755 to $10,229. Total earnings and net asset value were not affected. As of March 31, 2017, we adjusted accumulated net realized loss by $52,339 to $1,277,625 and underdistributed net investment income by $11,896 to $88,134. Total earnings and net asset value were not affected.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

Note 12. Financial Highlights
The following is a schedule of financial highlights for each of the five years ended March 31, 2018.

	Year Ended March 31,
	2018	2017	2016	2015	2014
Per Share Data*
Net asset value at beginning of period	$6.74	$7.28	$8.18	$8.67	$8.27
Net investment income (1)	0.61	0.67	0.83	0.96	0.91
Net realized and change in unrealized losses (1)	(0.21)	(0.59)	(1.02)	(0.64)	0.30
Net increase in net assets resulting from operations	0.40	0.08	(0.19)	0.32	1.20
Distribution of net investment income (2)	(0.40)	(0.35)	(0.48)	(0.70)	(0.80)
Distribution of return of capital (2)	(0.20)	(0.30)	(0.32)	(0.10)	—
Offering costs for the issuance of common stock (3)	—	—	—	—	—
Accretion due to share repurchases	0.01	0.04	0.09	—	—
Net asset value at end of period	$6.56	$6.74	$7.28	$8.18	$8.67

Per share market value at end of period	$5.22	$6.56	$5.55	$7.68	$8.31
Total return (4)	(12.06)%	31.44%	(17.53)%	1.86%	9.40%
Shares outstanding at end of period	216,312,096	219,694,654	226,156,496	236,741,351	236,741,351
Weighted average shares outstanding	218,623,840	222,415,073	232,555,815	236,741,351	222,800,255

Ratio/Supplemental Data
Net assets at end of period (in millions)	$1,418.1	$1,481.8	$1,645.6	$1,937.6	$2,051.6
Ratio of operating expenses to average net assets (5)	5.02%	4.59%	5.85%	6.25%	6.01%
Ratio of interest and other debt expenses to average net assets	3.61%	3.86%	4.47%	3.91%	3.70%
Ratio of total expenses to average net assets (5)	8.63%	8.45%	10.32%	10.16%	9.71%
Ratio of net investment income to average net assets	9.15%	9.66%	10.70%	11.27%	10.85%
Average debt outstanding (in millions)	$899.3	$1,048.7	$1,456.4	$1,586.0	$1,238.4
Average debt per share (6)	$4.11	$4.71	$6.26	$6.70	$5.56
Portfolio turnover rate	45.06%	23.25%	34.35%	62.14%	75.91%
Asset coverage per unit (7)	$2,770	$2,709	$2,235	$2,288	$2,495
____________________

*	Totals may not foot due to rounding.

(1)	Financial highlights are based on the weighted average number of shares outstanding for the period presented.

(2)
The tax character of distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. Although the tax character of distributions paid to stockholders through March 31, 2018 may include return of capital, the exact amount cannot be determined at this point. Per share amounts are based on actual rate per share.

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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

(5)
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown inclusive of all voluntary management and incentive fee waivers (See Note 3 to the financial statements). For the years ended March 31, 2018, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 6.39% and 10.03%, respectively, without the voluntary fee waivers. For the year ended March 31, 2017, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 5.98% and 9.85%, respectively, without the voluntary fee waivers. For the year ended March 31, 2016, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 6.94% and 11.41%, respectively, without the voluntary fee waivers. For the year ended March 31, 2015, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 7.03% and 10.95%, respectively, without the voluntary fee waivers. For the year ended March 31, 2014, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 6.66% and 10.36%, respectively, without the voluntary fee waivers.

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

Note 13. Selected Quarterly Financial Data
The following table sets forth selected financial data for each quarter within the three years ended March 31, 2018:

	Investment Income		Net Investment Income		Net Realized And Change in Unrealized Gains (Losses)		Net Increase (Decrease) in Net Assets from Operations — Basic		Net Increase (Decrease) in Net Assets from Operations — Diluted (1)
Quarter Ended	Total	Per Share*	Total	Per Share*	Total	Per Share*	Total	Per Share*	Total	Per Share*
March 31, 2018	$61,489	$0.28	$31,942	$0.15	$(11,315)	$(0.05)	$20,627	$0.10	N/A	N/A
December 31, 2017	64,753	0.30	33,968	0.16	(28,134)	(0.13)	5,834	0.03	N/A	N/A
September 30, 2017	66,398	0.30	34,157	0.16	(2,370)	(0.01)	31,787	0.14	N/A	N/A
June 30, 2017	66,647	0.30	33,320	0.15	(4,539)	(0.02)	28,781	0.13	N/A	N/A
March 31, 2017	66,297	0.30	37,290	0.17	(29,238)	(0.13)	8,052	0.04	N/A	N/A
December 31, 2016	68,071	0.31	36,352	0.17	(25,062)	(0.11)	11,290	0.05	N/A	N/A
September 30, 2016	69,026	0.31	39,537	0.18	1,577	0.01	41,114	0.18	N/A	N/A
June 30, 2016	76,469	0.34	36,064	0.16	(78,150)	(0.35)	(42,086)	(0.19)	N/A	N/A
March 31, 2016	85,335	0.38	44,618	0.20	(68,015)	(0.30)	(23,397)	(0.10)	(23,397)	(0.10)
December 31, 2015	94,325	0.41	48,091	0.21	(73,864)	(0.32)	(25,772)	(0.11)	(25,772)	(0.11)
September 30, 2015	98,420	0.42	49,561	0.21	(51,308)	(0.22)	(1,747)	(0.01)	(1,747)	(0.01)
June 30, 2015	101,666	0.43	50,987	0.22	(44,596)	(0.19)	6,390	0.03	6,390	0.03
____________________

*	Totals may not foot due to rounding.

(1)
In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. For each of the quarters within the years ended March 31, 2018 and March 31, 2017, the Company did not have any convertible notes. As such, diluted EPS was not applicable. For the quarters ended December 31, 2015, September 30, 2015 and June 30, 2015, anti-dilution would total $0.02, $0.01 and $0.01, respectively.

Note 14. Subsequent Events
Management has evaluated subsequent events through the date of issuance of these financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the financial statements other than those disclosed below.
On April 4, 2018, the Board of Directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the asset coverage ratio test applicable to the Company will be decreased from 200% to 150%, effective April 4, 2019.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

On May 17, 2018, at an in-person meeting, the Board of Directors approved an amended and restated investment advisory management agreement. The amended and restated investment advisory management agreement reduced the base management fee and revised the incentive fee on income to include a total return requirement.
Effective April 1, 2018, the base management fee was reduced from 2.0% to 1.5% of the average value of the Company's gross assets (excluding cash or cash equivalents but including other assets purchased with borrowed amounts) at the end of each of the two most recently completed calendar quarters; provided, however, the base management fee will be 1.0% of the average value of the Company's gross assets (excluding cash or cash equivalents but including other assets purchased with borrowed amounts) that exceeds the product of (i) 200% and (ii) the value of the Company’s net asset value at the end of the most recently completed calendar quarter.
In addition, beginning, January 1, 2019, the incentive fee on income calculation will include a total return requirement with a rolling twelve quarter look-back starting from April 1, 2018. The incentive fee rate remains 20% and the performance threshold remains 1.75% per quarter (7% annualized). There is no change to the catch-up provision. For the period between April 1, 2018 through December 31, 2018, the incentive fee rate post waiver will be 15%, subject to the 7% annualized performance threshold. As a result, the new contractual fee rate structure will not result in higher fees (on a cumulative basis) payable to the Investment Adviser than the contractual fees payable to the Investment Adviser under the prior investment advisory management agreement (excluding current voluntary fee waivers).
Effective as of May 17, 2018, the Board amended and restated the Company’s bylaws to increase the size of the Board from nine directors to ten.
On May 17, 2018, the Board appointed Howard Widra as a director of the Company. Mr. Widra was appointed as an interested Class I director. His term will expire at the 2020 annual meeting of stockholders of the Company at which the Class I directors stand for election.
On May 17, 2018, the Board also appointed Mr. Widra as Chief Executive Officer of the Company, effective May 21, 2018.  James Zelter will no longer serve as Chief Executive Officer of the Company but will remain an Interested Director of the Company. Mr. Widra is the President of the Company through May 21, 2018 and has been with Apollo Global Management, LLC and/or its affiliates since 2013. He became the President of Apollo Investment Corporation in June 2016. Mr. Widra is a co-founder of MidCap Financial (“MidCap”), an $8 billion specialty finance business, and was formerly its Chief Executive Officer. Prior to MidCap, Mr. Widra was the founder and President of Merrill Lynch Capital Healthcare Finance. Prior to Merrill Lynch, Mr. Widra was President of GE Capital Healthcare Commercial Finance and held senior roles in its predecessor entities including President of Heller Healthcare Finance, and COO of Healthcare Financial Partners. Mr. Widra holds a J.D., cum laude, from the Harvard Law School and a B.A. in Economics from the University of Michigan. Mr. Widra is 49 years old.
On May 17, 2018, the Board appointed Tanner Powell as President of the Company, effective May 21, 2018.  Mr. Powell has been with Apollo Global Management, LLC since 2006 and has served as Chief Investment Officer for Apollo Investment Management, L.P., the investment adviser for the Company since June 2016. From 2004 to 2006, Mr. Powell served as an analyst in Goldman Sachs’ Principal Investment Area (PIA), concentrating on mezzanine investing. From 2002 to 2004, Mr. Powell was an analyst in the Industrials group at Deutsche Bank. Mr. Powell holds a B.A. from Princeton University.
On May 17, 2018, the Board of Directors declared a distribution of $0.15 per share, payable on July 6, 2018 to stockholders of record as of June 21, 2018.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2018 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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
Changes in Internal Control Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2018 Annual Stockholder Meeting, to be filed with the SEC within 120 days after March 31, 2018, and is incorporated herein by reference.
Item 11. Executive Compensation
Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2018 Annual Stockholder Meeting, to be filed with the SEC within 120 days after March 31, 2018, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2018 Annual Stockholder Meeting, to be filed with the SEC within 120 days after March 31, 2018, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2018 Annual Stockholder Meeting, to be filed with the SEC within 120 days after March 31, 2018, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2018 Annual Stockholder Meeting, to be filed with the SEC within 120 days after March 31, 2018, and is incorporated herein by reference.

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

3.
Exhibits – The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

3.1(a)	Articles of Amendment (1)
3.1(b)	Articles of Amendment and Restatement (12)
3.2	Fourth Amended and Restated Bylaws (3)
4.1	Form of Stock Certificate (4)
4.2	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Registrant have been omitted but will be furnished to the SEC upon request.
4.3	Indenture, dated as of October 9, 2012, between the Registrant and U.S. Bank National Association, as Trustee (9)
4.4	First Supplemental Indenture, dated as of October 9, 2012, relating to the 6.625% Senior Notes due 2042, between the Registrant and U.S. Bank National Association, as Trustee (9)
4.5	Second Supplemental Indenture, dated as of June 17, 2013, relating to the 6.875% Senior Notes due 2043, between the Registrant and U.S. Bank National Association, as Trustee (10)
4.6	Form of 6.875% Senior Notes due 2043 (contained in the Second Supplemental Indenture filed as Exhibit 4.6 hereto) (10)
4.7	Fourth Supplemental Indenture, dated as of March 3, 2015, relating to the 5.250% Notes due 2025, between the Registrant and U.S. Bank National Association, as Trustee (11)
4.8	Form of 5.250% Notes due 2025 (contained in the Fourth Supplemental Indenture filed as Exhibit 4.8 hereto) (11)
10.1	Amended and Restated Investment Advisory Management Agreement between the Registrant and Apollo Investment Management, L.P. (5)
10.2	Second Amended and Restated Administration Agreement between the Registrant and Apollo Investment Administration, LLC*
10.3	Dividend Reinvestment Plan (4)
10.4	Custodian Agreement (2)
10.5	Amended and Restated License Agreement between the Registrant and Apollo Management Holdings, L.P., dated as of May 14, 2012 (8)
10.6	Form of Transfer Agency and Service Agreement (2)
10.8	Amended and Restated Senior Secured Revolving Credit Agreement, dated as of December 22, 2016 (6)
11.1	Computation of Per Share Earnings (included in the notes to the financial statements contained in this annual report)
12.1	Computation of Ratios (included in the notes to the financial statements contained in this annual report)
14.1	Amended and Restated Code of Ethics (7)
21.1	Subsidiaries of the Registrant (included in the notes to the financial statements contained in this annual report)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
99.1	Audited Financial Statements of Merx Aviation Finance LLC as of and for the year ended March 31, 2018*
_________________________

*	Filed herewith.

(1)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on June 20, 2005.

(2)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 3 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 1, 2004.

(3)	Incorporated by reference from the Registrant’s Form 10-K, filed on May 19, 2015.

(4)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on March 12, 2004.

(5)	Incorporated by reference from the Registrant’s Form 10-K, filed on May 26, 2010.

(6)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on December 27, 2016.

(7)	Incorporated by reference from the Registrant’s Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on October 7, 2008.

(8)	Incorporated by reference from the Registrant’s Form 10-K, filed on May 23, 2012.

(9)	Incorporated by reference to Exhibits 4.1 and 4.2 as applicable, to the Registrant’s Form 8-K, filed on October 9, 2012.

(10)	Incorporated by reference to Exhibit 4.1 as applicable, to the Registrant’s Form 8-K, filed on June 17, 2013.

(11)	Incorporated by reference to Exhibit 4.1 as applicable, to the Registrant’s Form 8-K, filed on March 3, 2015.

(12)	Incorporated by reference from the Registrant’s post-effective amendments No.1 to the Registration Statement under the Securities Act of 1933, as amended, on form N-2, filed on August 14, 2006.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 18, 2018.

APOLLO INVESTMENT CORPORATION

By:	/s/ JAMES C. ZELTER
James C. Zelter
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JAMES C. ZELTER	/s/ GREGORY W. HUNT
James C. Zelter	Gregory W. Hunt
Chief Executive Officer	Chief Financial Officer and Treasurer
(Principal Executive Officer)	(Principal Financial Officer)
May 18, 2018	May 18, 2018

/s/ AMIT JOSHI	/s/ JOHN J. HANNAN
Amit Joshi	John J. Hannan
Chief Accounting Officer and Assistant Treasurer	Chairman of the Board of Directors, Director
(Principal Accounting Officer)	May 18, 2018
May 18, 2018

/s/ R. RUDOLPH REINFRANK	/s/ BARBARA MATAS
R. Rudolph Reinfrank	Barbara Matas
Director	Director
May 18, 2018	May 18, 2018

/s/ CARL SPIELVOGEL	/s/ JEANETTE W. LOEB
Carl Spielvogel	Jeanette W. Loeb
Director	Director
May 18, 2018	May 18, 2018

/s/ ELLIOT STEIN, JR.	/s/ FRANK C. PULEO
Elliot Stein, Jr.	Frank C. Puleo
Director	Director
May 18, 2018	May 18, 2018

/s/ BRADLEY J. WECHSLER
Bradley J. Wechsler
Director
May 18, 2018