Form 10-Q
period 2018-06-30
APOLLO INVESTMENT CORP
filed 2018-08-08
CIK 1278752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at August 7, 2018
$0.001 par value	214,898,694

APOLLO INVESTMENT CORPORATION

PART I. FINANCIAL INFORMATION
In this report, the terms the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” and “our” refer to Apollo Investment Corporation unless the context specifically states otherwise.
Item 1. Financial Statements
APOLLO INVESTMENT CORPORATION STATEMENTS OF ASSETS AND LIABILITIES (In thousands, except share and per share data)

	June 30, 2018	March 31, 2018
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost — $1,627,841 and $1,471,492, respectively)	$1,601,259	$1,450,033
Non-controlled/affiliated investments (cost — $69,977 and $73,943, respectively)	64,123	68,954
Controlled investments (cost — $815,599 and $723,161, respectively)	830,077	729,060
Cash and cash equivalents	11,612	14,035
Foreign currencies (cost — $1,063 and $1,292, respectively)	1,055	1,298
Cash collateral on option contracts	4,228	5,016
Receivable for investments sold	15,874	2,190
Interest receivable	23,406	22,272
Dividends receivable	7,815	2,550
Deferred financing costs	13,121	14,137
Variation margin receivable	—	1,846
Prepaid expenses and other assets	801	419
Total Assets	$2,573,371	$2,311,810

Liabilities
Debt	$1,102,679	$789,846
Payable for investments purchased	11,453	41,827
Distributions payable	32,293	32,447
Management and performance-based incentive fees payable	17,506	16,585
Interest payable	10,184	5,310
Accrued administrative services expense	1,575	2,507
Variation margin payable on option contracts	1,206	—
Other liabilities and accrued expenses	5,309	5,202
Total Liabilities	$1,182,205	$893,724
Commitments and contingencies (Note 10)
Net Assets	$1,391,166	$1,418,086

Net Assets
Common stock, $0.001 par value (400,000,000 shares authorized; 214,925,294 and 216,312,096 shares issued and outstanding, respectively)	$215	$216
Paid-in capital in excess of par	2,628,631	2,636,507
Accumulated over-distributed net investment income	(10,974)	(10,229)
Accumulated net realized loss	(1,189,654)	(1,166,471)
Net unrealized loss	(37,052)	(41,937)
Net Assets	$1,391,166	$1,418,086

Net Asset Value Per Share	$6.47	$6.56

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except per share data)

	Three Months Ended June 30,
	2018	2017
Investment Income
Non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$39,443	$38,952
PIK interest income	1,250	2,056
Other income	1,403	1,129
Non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	—	114
Dividend income	312	1,087
PIK interest income	—	2,437
Other income	—	(306)
Controlled investments:
Interest income (excluding PIK interest income)	14,490	15,075
Dividend income	5,265	4,850
PIK interest income	1,428	1,317
Total Investment Income	$63,591	$66,711
Expenses
Management fees	$8,873	$12,125
Performance-based incentive fees	7,423	7,912
Interest and other debt expenses	13,576	14,215
Administrative services expense	1,638	1,675
Other general and administrative expenses	2,533	2,557
Total expenses	34,043	38,484
Management and performance-based incentive fees waived	(1,856)	(5,009)
Expense reimbursements	(144)	(84)
Net Expenses	$32,043	$33,391
Net Investment Income	$31,548	$33,320
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$(9,946)	$(89,839)
Non-controlled/affiliated investments	—	(146,840)
Option contracts	(13,209)	—
Foreign currency transactions	(28)	2,924
Net realized losses	(23,183)	(233,755)
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	(5,123)	91,238
Non-controlled/affiliated investments	(865)	155,730
Controlled investments	8,579	(7,068)
Option contracts	(567)	—
Foreign currency translations	2,861	(10,684)
Net change in unrealized losses	4,885	229,216
Net Realized and Change in Unrealized Losses	$(18,298)	$(4,539)
Net Increase (Decrease) in Net Assets Resulting from Operations	$13,250	$28,781
Earnings Per Share — Basic	$0.06	$0.13
Earnings Per Share — Diluted	N/A	N/A

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF CHANGES IN NET ASSETS (In thousands, except share data)

	Three Months Ended June 30, 2018	Year Ended March 31, 2018
	(Unaudited)
Operations
Net investment income	$31,548	$133,387
Net realized losses	(23,183)	(258,128)
Net change in unrealized losses	4,885	211,770
Net Increase in Net Assets Resulting from Operations	$13,250	$87,029

Distributions to Stockholders
Distribution of net investment income	$(32,293)	$(86,906)
Distribution of return of capital	—	(44,088)
Net Decrease in Net Assets Resulting from Distributions to Stockholders	$(32,293)	$(130,994)

Capital Share Transactions
Repurchase of common stock	$(7,877)	$(19,746)
Net Decrease in Net Assets Resulting from Capital Share Transactions	$(7,877)	$(19,746)

Net Assets
Net decrease in net assets during the period	$(26,920)	$(63,711)
Net assets at beginning of period	1,418,086	1,481,797
Net Assets at End of Period	$1,391,166	$1,418,086

Capital Share Activity
Shares repurchased during the period	(1,386,802)	(3,382,558)
Shares issued and outstanding at beginning of period	216,312,096	219,694,654
Shares Issued and Outstanding at End of Period	214,925,294	216,312,096

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Three Months Ended June 30,
	2018	2017
Operating Activities
Net increase in net assets resulting from operations	$13,250	$28,781
Net realized losses	23,183	233,755
Net change in unrealized losses	(4,885)	(229,216)
Net amortization of premiums and accretion of discounts on investments	(1,536)	(1,864)
Accretion of discount on notes	148	148
Amortization of deferred financing costs	1,165	1,211
Gains/Losses from foreign currency transactions	(28)	2,924
PIK interest and dividends capitalized	(1,983)	(2,775)
Changes in operating assets and liabilities:
Purchases of investments	(389,324)	(329,897)
Proceeds from sales and repayments of investments	94,019	285,440
Purchases of option contracts	(13,277)	—
Proceeds from option contracts	288	—
Net settlement of option contracts	2,265	—
Increase in interest receivable	(1,142)	(1,581)
Decrease (increase) in dividends receivable	(5,265)	3,326
Increase in prepaid expenses and other assets	(382)	(144)
Increase in management and performance-based incentive fees payable	921	1,039
Increase in interest payable	4,874	4,293
Decrease in accrued administrative services expense	(932)	(1,084)
Increase (decrease) in other liabilities and accrued expenses	107	(1,116)
Net Cash Used in Operating Activities	$(278,534)	$(6,760)
Financing Activities
Issuances of debt	$328,918	$418,517
Payments of debt	(13,500)	(357,416)
Financing costs paid and deferred	—	(10)
Repurchase of common stock	(7,877)	—
Distributions paid	(32,447)	(32,954)
Net Cash Provided by Financing Activities	$275,094	$28,137

Cash, Cash Equivalents, Foreign Currencies and Collateral on Option Contracts
Net increase/(decrease) in cash, cash equivalents, foreign currencies and collateral on option contracts during the period	$(3,440)	$21,377
Effect of foreign exchange rate changes on cash and cash equivalents	(14)	33
Cash, cash equivalents, foreign currencies and collateral on option contracts at beginning of period	20,349	11,280
Cash, Cash Equivalents, Foreign Currencies and Collateral on Option Contracts at the End of Period	$16,895	$32,690

Supplemental Disclosure of Cash Flow Information
Cash interest paid	$7,437	$8,542

Non-Cash Activity
PIK income	$2,678	$5,810

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2018
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (30)	Fair Value (1) (31)
Advertising, Printing & Publishing
A-L Parent LLC	Second Lien Secured Debt	9.35% (1M L+725, 1.00% Floor)	12/02/24	$5,536	$5,489	$5,591
American Media, Inc.	First Lien Secured Debt	11.36% (3M L+900, 1.00% Floor)	08/24/20	12,699	12,475	13,080
	First Lien Secured Debt - Revolver	12.00% (P+700)	08/24/20	178	178	183	(23)
	First Lien Secured Debt - Revolver	10.34% (3M L+800)	08/24/20	533	533	549	(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/24/20	1,067	(29)	—	(21)(23)
					13,157	13,812
Simplifi Holdings, Inc.	First Lien Secured Debt	7.59% (1M L+550, 1.00% Floor)	09/28/22	25,556	25,053	25,300	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/28/22	2,400	(61)	(24)	(8)(9)(21)(23)
					24,992	25,276
Total Advertising, Printing & Publishing					$43,638	$44,679
Aerospace & Defense
Erickson Inc	First Lien Secured Debt - Revolver	9.84% (3M L+750, 1.00% Floor)	04/28/22	$26,014	$26,014	$25,429	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/28/22	12,124	(412)	(273)	(8)(9)(21)(23)
	First Lien Secured Debt - Letters of Credit	7.50%	8/16/18 - 4/30/20	6,862	—	(153)	(8)(9)(23)
					25,602	25,003
ILC Dover LP	Second Lien Secured Debt	10.84% (3M L+850, 1.00% Floor)	06/28/24	20,000	19,583	19,550
PAE Holding Corporation	Second Lien Secured Debt	11.59% (1M L+950, 1.00% Floor)	10/20/23	28,097	27,451	28,272	(10)
Total Aerospace & Defense					$72,636	$72,825
Automotive
Accelerate Parent Corp.	Common Equity/Interest - Common Stock	N/A	N/A	1,664,046 Shares	$1,714	$100	(13)
Crowne Automotive
Vari-Form Group, LLC	First Lien Secured Debt	13.33% (3M L+11.00% (7.00% Cash plus 4.00% PIK), 1.00% Floor)	02/02/23	4,998	4,862	4,848	(9)
Vari-Form Inc.	First Lien Secured Debt	13.33% (3M L+11.00% (7.00% Cash plus 4.00% PIK), 1.00% Floor)	02/02/23	9,997	9,725	9,697	(9)
					14,587	14,545
K&N Parent, Inc.	Second Lien Secured Debt	11.08% (3M L+875, 1.00% Floor)	10/21/24	26,765	26,336	26,096	(10)
Total Automotive					$42,637	$40,741
Aviation and Consumer Transport
Merx Aviation
Merx Aviation Finance Assets Ireland Limited (5)	First Lien Secured Debt - Letters of Credit	2.25%	09/30/18	$3,600	$—	$—	(23)
Merx Aviation Finance, LLC (5)	First Lien Secured Debt - Revolver	12.00%	10/31/23	450,800	450,800	450,800	(23)
	First Lien Secured Debt - Letter of Credit	2.25%	07/13/18	177	—	—	(23)
	Common Equity/Interests - Membership Interests	N/A	N/A	N/A	15,000	52,001
Total Aviation and Consumer Transport					$465,800	$502,801
Beverage, Food & Tobacco
Eagle Foods Family Group, LLC	First Lien Secured Debt	8.84% (3M L+650, 1.00% Floor)	06/14/24	$25,000	$24,721	$24,719	(9)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2018
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (30)	Fair Value (1) (31)
	First Lien Secured Debt - Revolver	8.84% (3M L+650, 1.00% Floor)	06/14/23	833	833	824	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.00% Unfunded	06/14/23	2,917	(39)	(33)	(8)(9)(21)(23)
Total Beverage, Food & Tobacco					$25,515	$25,510
Business Services
Access CIG, LLC	Second Lien Secured Debt	9.84% (1M L+775)	02/27/26	$19,931	$19,747	$20,056	(10)
	Second Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	02/27/26	969	—	—	(10)(21)(23)
					19,747	20,056
Aero Operating LLC	First Lien Secured Debt	9.34% (1M L+725, 1.00% Floor)	12/29/22	33,267	32,519	32,935	(9)
	First Lien Secured Debt - Unfunded Revolver	1.00% Unfunded	12/29/22	4,812	(43)	(48)	(8)(9)(21)(23)
					32,476	32,887
Almonde, Inc	Second Lien Secured Debt	9.56% (3M L+725, 1.00% Floor)	06/13/25	2,316	2,296	2,235	(10)(17)
Ambrosia Buyer Corp.	Second Lien Secured Debt	10.09% (1M L+ 800, 1.00% Floor)	08/28/25	21,429	20,950	20,948
Aptean, Inc.	Second Lien Secured Debt	11.83% (3M L+950, 1.00% Floor)	12/20/23	11,148	11,050	11,217	(10)
CT Technologies Intermediate Holdings, Inc	Second Lien Secured Debt	11.09% (1M L+900, 1.00% Floor)	12/01/22	31,253	30,511	30,315	(9)
Electro Rent Corporation	Second Lien Secured Debt	11.31% (3M L+900, 1.00% Floor)	01/31/25	18,333	17,880	17,967	(9)
	Second Lien Secured Debt	11.33% (3M L+900, 1.00% Floor)	01/31/25	18,265	17,766	17,899	(9)
					35,646	35,866
Ministry Brands, LLC	Second Lien Secured Debt	11.75% (6M L+925, 1.00% Floor)	06/02/23	10,000	9,886	10,065
Newscycle Solutions, Inc.	First Lien Secured Debt	9.09% (1M L+700, 1.00% Floor)	12/29/22	16,069	15,716	15,909	(9)
	First Lien Secured Debt - Revolver	9.10% (1M L+700, 1.00% Floor)	12/29/22	160	160	158	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/29/22	340	(13)	(3)	(8)(9)(21)(23)
					15,863	16,064
PSI Services, LLC	First Lien Secured Debt	7.09% (1M L+500, 1.00% Floor)	01/20/23	4,609	4,522	4,565	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	01/20/22	397	(7)	(4)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	01/20/22	£47	—	—	(9)(21)(23)
	Second Lien Secured Debt	11.09% (1M L+900, 1.00% Floor)	01/20/24	33,452	32,688	32,796	(9)
					37,203	37,357
RA Outdoors, LLC	First Lien Secured Debt	6.84% (1M L+475, 1.00% Floor)	09/11/24	7,192	7,065	7,121	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/09/22	1,200	(20)	(12)	(8)(9)(21)(23)
	Second Lien Secured Debt	10.84% (1M L+875, 1.00% Floor)	09/11/25	34,200	33,430	33,515	(9)
					40,475	40,624
Skyline Data/Dodge Data
Dodge Data & Analytics LLC	First Lien Secured Debt	11.09% (3M L+875, 1.00% Floor)	10/31/19	48,209	47,950	48,210
Skyline Data, News and Analytics LLC	Common Equity/Interests - Class A Common Unit	N/A	N/A	4,500,000 Shares	4,500	4,500	(13)
					52,450	52,710

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2018
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (30)	Fair Value (1) (31)
STG-Fairway Acquisitions, Inc.	Second Lien Secured Debt	11.34% (1M L+925, 1.00% Floor)	06/30/23	15,000	14,765	14,400	(10)
Transplace Holdings, Inc.	Second Lien Secured Debt	10.80% (1M L+875, 1.00% Floor)	10/06/25	13,599	13,288	13,735	(10)
U.S. Security Associates Holdings, Inc.	Unsecured Debt	11.00%	01/28/20	80,000	80,000	80,000
Total Business Services					$416,606	$418,479
Chemicals, Plastics & Rubber
Carbon Free Chemicals
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)	First Lien Secured Debt	5.215% PIK	09/30/20	$51,805	$51,805	$46,457
	Common Equity/Partnership Interests - Residual Interests	N/A	09/30/20	7,500	7,500	—	(13)
Carbonfree Caustic SPE LLC	Unfunded Delayed Draw - Promissory Note	N/A	06/30/20	6,111	—	—	(21)(23)
					59,305	46,457
Hare Bidco, Inc.	Second Lien Secured Debt	9.75% (3M E+875, 1.00% Floor)	08/01/24	€13,574	14,434	15,532
Total Chemical, Plastics & Rubber					$73,739	$61,989
Consumer Goods – Durable
Hayward Industries, Inc.	Second Lien Secured Debt	10.34% (1M L+825)	08/04/25	$25,110	$24,664	$24,660
KLO Holdings
9357-5991 Quebec Inc.	First Lien Secured Debt	11.75% (1M L+975, 0.75% Floor)	04/07/22	9,203	9,117	8,857
KLO Acquisition LLC	First Lien Secured Debt	11.88% (1M L+975, 0.75% Floor)	04/07/22	5,363	5,312	5,161
					14,429	14,018
Sorenson Holdings, LLC	Common Equity/Interests - Membership Interests	N/A	N/A	587 Shares	—	471	(13)
Total Consumer Goods - Durable					$39,093	$39,149
Consumer Goods – Non-Durable
ABG Intermediate Holdings 2, LLC	Second Lien Secured Debt	9.84% (1M L+775, 1.00% Floor)	09/29/25	$11,232	$11,168	$11,260	(10)
	Second Lien Secured Debt - Unfunded Delayed Draw	0.3875% Unfunded	09/29/25	1,139	—	—	(21)(23)
					11,168	11,260
Sequential Brands Group, Inc.	Second Lien Secured Debt	11.09% (1M L+900)	07/01/22	17,072	16,929	17,168	(17)
Total Consumer Goods - Non-Durable					$28,097	$28,428
Consumer Services
1A Smart Start LLC	Second Lien Secured Debt	10.34% (1M L+825, 1.00% Floor)	08/22/22	$25,100	$24,654	$24,645
Total Consumer Services					$24,654	$24,645
Containers, Packaging & Glass
Sprint Industrial Holdings, LLC	Second Lien Secured Debt	13.5% PIK	11/14/19	$19,714	$18,107	$11,770	(13)(14)
	Common Equity/Interests - Warrants	N/A	N/A	7,341 Warrants	—	—	(13)(26)
					18,107	11,770
TricorBraun Holdings, Inc.	First Lien Secured Debt - Revolver	7.25% (P+225)	11/30/21	450	450	451	(23)
	First Lien Secured Debt - Revolver	5.34% (1M L+325)	11/30/21	1,500	1,500	1,503	(23)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2018
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (30)	Fair Value (1) (31)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/30/21	3,675	(346)	—	(21)(23)
					1,604	1,954
Total Containers, Packaging & Glass					$19,711	$13,724
Diversified Investment Vehicles, Banking, Finance, Real Estate
Armor Holding II LLC	Second Lien Secured Debt	11.09% (1M L+900, 1.25% Floor)	12/26/20	$8,000	$7,946	$8,070	(10)
Craft 2014-1A	Structured Products and Other - Credit-Linked Note	N/A	05/15/21	42,500	—	—	(11)(17)
Craft 2015-2	Structured Products and Other - Credit-Linked Note	10.62% (3M L+925)	01/16/24	24,998	25,599	24,998	(11)(17)
Golden Bear 2016-R, LLC (3)(4)	Structured Products and Other - Membership Interests	N/A	09/20/42	—	16,548	13,634	(17)
Mayfield Agency Borrower Inc.	Second Lien Secured Debt	10.59% (1M L+850, 1.00% Floor)	03/02/26	5,000	4,928	4,978	(10)
Purchasing Power, LLC	First Lien Secured Debt - Revolver	10.09% (1M L + 800, 1.00% Floor)	07/10/19	2,179	2,179	2,167	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.75% Unfunded	07/10/19	2,321	(23)	(12)	(8)(9)(21)(23)
					2,156	2,155
Ten-X, LLC	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/29/22	4,680	(358)	(366)	(8)(21)(23)
Total Diversified Investment Vehicles, Banking, Finance, Real Estate					$56,819	$53,469
Energy – Electricity
AMP Solar Group, Inc. (4)	Common Equity/Interests - Class A Common Unit	N/A	N/A	243,646 Shares	10,000	5,114	(13)(17)
Renew Financial
AIC SPV Holdings II, LLC (4)	Preferred Equity - Preferred Stock	N/A	N/A	143 Shares	534	886	(15)(17)
Renew Financial LLC (f/k/a Renewable Funding, LLC) (4)	Preferred Equity - Series B Preferred Stock	N/A	N/A	1,505,868 Shares	8,343	18,809	(13)
	Preferred Equity - Series D Preferred Stock	N/A	N/A	436,689 Shares	5,568	6,620	(13)
Renew JV LLC (4)	Common Equity/Interests - Membership Interests	N/A	N/A	N/A	3,065	5,207	(13)(17)
					17,510	31,522
Solarplicity Group
Solarplicity Group Limited (3)(4)	First Lien Secured Debt	N/A	11/30/22	£4,331	5,811	5,705	(13)(17)
Solarplicity UK Holdings Limited	First Lien Secured Debt	4.00%	03/08/23	£5,562	7,636	7,317	(17)
	Preferred Equity - Preferred Stock	N/A	N/A	4,286 Shares	5,862	4,752	(2)(13)(17)
	Common Equity/Interests - Ordinary Shares	N/A	N/A	2,825 Shares	4	974	(2)(13)(17)
					19,313	18,748
Westinghouse Electric Co LLC	First Lien Secured Debt	6.63% (1M L+450, 1.00% Floor)	01/11/19	30,000	30,000	30,000	(9)
Total Energy – Electricity					$76,823	$85,384
Energy – Oil & Gas
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.) (5)	First Lien Secured Debt	8.00% Cash (10.00% PIK Toggle)	03/29/19	$15,000	$15,000	$15,000
	Second Lien Secured Debt	10.00% PIK (8.00% Cash Toggle)	03/29/21	31,279	31,279	31,279

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2018
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)		Cost (30)	Fair Value (1) (31)
	Common Equity/Interests - Common Stock	N/A	N/A		5,000,000 Shares	30,078	15,981	(13)
						76,357	62,260
Pelican Energy, LLC (4)	Common Equity/Interests - Membership Interests	N/A	N/A		1,444 Shares	20,108	8,148	(13)(17)(29)
SHD Oil & Gas, LLC (5)	First Lien Secured Debt - Tranche A Note	14.00% (8.00% Cash plus 6.00% PIK)	12/31/19		44,095	44,095	45,417
	First Lien Secured Debt - Tranche B Note	14.00% PIK	12/31/19		75,823	44,380	45,470	(13)(14)
	First Lien Secured Debt - Tranche C Note	12.00%	12/31/19		19,200	19,200	19,776
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	12/31/19		2,800	—	—	(21)(23)
	Common Equity/Interests - Series A Units	N/A	N/A		7,600,000 Shares	1,411	—	(13)(29)
						109,086	110,663
Total Energy – Oil & Gas						$205,551	$181,071
Food & Grocery
Bumble Bee Foods
Bumble Bee Holdings, Inc.	First Lien Secured Debt	10.33% (3M L+800, 1.00% Floor)	08/15/23		$15,468	$15,193	$15,158
Connors Bros Clover Leaf Seafoods Company	First Lien Secured Debt	10.33% (3M L+800, 1.00% Floor)	08/15/23		4,382	4,304	4,294
						19,497	19,452
Grocery Outlet, Inc.	Second Lien Secured Debt	10.34% (1M L+825, 1.00% Floor)	10/21/22		25,000	24,796	25,250	(10)
Total Food & Grocery						$44,293	$44,702
Healthcare & Pharmaceuticals
Altasciences
9360-1367 Quebec Inc.	First Lien Secured Debt	8.58% (3M L+625, 1.00% Floor)	06/09/23		$2,891	$2,838	$2,805	(9)(17)
	First Lien Secured Debt	7.94% (3M L+625, 1.00% Floor)	06/09/23	C$	2,412	1,763	1,779	(9)(17)
Altasciences US Acquisition, Inc.	First Lien Secured Debt	8.58% (3M L+625, 1.00% Floor)	06/09/23		5,222	5,124	5,066	(9)
	First Lien Secured Debt - Revolver	8.61% (3M L+625, 1.00% Floor)	06/09/23		107	107	104	(9)(23)(28)
	First Lien Secured Debt - Unfunded Revolver	0.25% Unfunded	06/09/23		1,319	(26)	(40)	(8)(9)(21)(23)(28)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	06/09/23		2,851	(29)	(86)	(8)(9)(21)(23)(28)
						9,777	9,628
Amerivet Partners Management, Inc.	First Lien Secured Debt	7.85% (1M L+575, 1.00% Floor)	06/05/24		6,045	5,895	5,895	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/05/24		806	(21)	(20)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	06/05/24		20,149	(225)	(499)	(8)(9)(21)(23)
						5,649	5,376
Analogic Corporation	First Lien Secured Debt	8.33% (3M L+600, 1.00% Floor)	06/22/24		27,391	26,710	27,117	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/22/23		2,609	(67)	(26)	(8)(9)(21)(23)
						26,643	27,091
Aptevo Therapeutics Inc.	First Lien Secured Debt	9.69% (1M L+760, 0.50% Floor)	02/01/21		8,571	8,739	8,563	(9)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2018
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (30)	Fair Value (1) (31)
Argon Medical Devices Holdings, Inc.	Second Lien Secured Debt	10.09% (1M L+800, 1.00% Floor)	01/23/26	21,300	21,198	21,580	(10)
Avalign Technologies, Inc.	Second Lien Secured Debt	10.38% (6M L+825, 1.00% Floor)	09/02/24	5,500	5,451	5,459	(10)
BioClinica Holding I, LP	Second Lien Secured Debt	10.63% (3M L+825, 1.00% Floor)	10/21/24	24,612	24,213	22,889	(10)
Genesis Healthcare, Inc.	First Lien Secured Debt	8.34% (3M L+600, 0.50% Floor)	03/06/23	25,000	24,649	24,652	(9)
	First Lien Secured Debt - Revolver	8.36% (3M L+600, 0.50% Floor)	03/06/23	9,966	9,966	9,828	(9)(23)
	First Lien Secured Debt - Revolver	5.86% (3M L+350, 0.50% Floor)	03/06/23	10,336	10,336	10,192	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/06/23	40,567	(773)	(562)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	2.00% Unfunded	03/06/23	9,131	(171)	(127)	(8)(9)(21)(23)
					44,007	43,983
Elements Behavioral Health, Inc.	Second Lien Secured Debt	15.09% (3M L+1275 PIK, 1.00% Floor)	02/11/20	12,353	11,911	—	(13)(14)
Invuity, Inc.	First Lien Secured Debt	8.59% (1M L+650, 1.50% Floor)	03/01/22	10,000	9,875	9,750	(9)
	First Lien Secured Debt - Revolver	5.34% (1M L+325, 1.50% Floor)	03/01/22	809	809	799	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/01/22	1,191	(7)	(15)	(8)(9)(21)(23)
	Common Equity/Interests - Warrants	N/A	N/A	32,803 Warrants	180	69	(9)(13)
					10,857	10,603
Lanai Holdings III, Inc.	Second Lien Secured Debt	10.86% (3M L+850, 1.00% Floor)	08/28/23	17,391	17,009	16,696	(10)
LSCS Holdings, Inc	Second Lien Secured Debt	10.58% (3M L+825)	03/16/26	20,455	20,010	20,351
	Second Lien Secured Debt	10.34% (1M L+825)	03/16/26	3,864	3,780	3,844
	Second Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	03/16/26	682	(15)	(3)	(8)(21)(23)
					23,775	24,192
Maxor National Pharmacy Services, LLC	First Lien Secured Debt	8.33% (3M L+600, 1.00% Floor)	11/22/23	21,523	21,039	21,327	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/22/22	1,557	(11)	(14)	(8)(9)(21)(23)
					21,028	21,313
Oxford Immunotec, Inc.	First Lien Secured Debt	9.69% (1M L+760, 0.50% Floor)	10/01/21	9,750	9,918	9,950	(9)(17)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	10/01/21	1,000	(3)	—	(9)(17)(21)(23)
					9,915	9,950
Partner Therapeutics, Inc	First Lien Secured Debt	8.74% (1M L+665, 1.00% Floor)	01/01/23	10,000	9,831	9,845	(9)
	Preferred Equity - Preferred Stock	N/A	N/A	55,556 Shares	333	333	(9)
	Common Equity/Interests - Warrants	N/A	N/A	33,333 Warrants	135	102	(9)(13)
					10,299	10,280
PTC Therapeutics, Inc	First Lien Secured Debt	8.24% (1M L+615, 1.00% Floor)	05/01/21	12,667	12,622	12,793	(9)(17)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	05/01/21	6,333	(22)	—	(9)(17)(21)(23)
					12,600	12,793
RiteDose Holdings I, Inc.	First Lien Secured Debt	8.84% (3M L+650, 1.00% Floor)	09/13/23	14,925	14,504	14,367	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/13/22	2,000	(55)	(66)	(8)(9)(21)(23)
					14,449	14,301

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2018
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (30)	Fair Value (1) (31)
Teladoc, Inc.	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	07/14/20	1,306	(44)	(1)	(8)(17)(21)(23)
	First Lien Secured Debt - Letters of Credit	7.25%	1/12/19 - 5/15/20	360	—	—	(8)(17)(23)
					(44)	(1)
TherapeuticsMD, Inc.	First Lien Secured Debt	9.84% (1M L+775, 2.00% Floor)	05/01/23	22,500	22,290	22,275	(9)(17)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	05/01/23	37,500	(370)	(375)	(8)(9)(17)(21)(23)
					21,920	21,900
Wright Medical Group, Inc.	First Lien Secured Debt	9.94% (1M L+785, 1.00% Floor)	12/23/21	6,667	6,539	6,533	(9)(17)
	First Lien Secured Debt - Revolver	6.34% (1M L+425, 0.75% Floor)	12/23/21	11,933	11,933	11,933	(9)(17)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/23/21	38,067	(348)	—	(9)(17)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	12/23/21	6,667	(89)	(133)	(8)(9)(17)(21)(23)
					18,035	18,333
Total Healthcare & Pharmaceuticals					$317,431	$304,929
High Tech Industries
BCPE Burgundy Merger Sub, Inc.	First Lien Secured Debt	5.58% (1M L+350)	06/22/25	$30,000	$30,000	$30,000
	Second Lien Secured Debt	9.58% (1M L+750)	06/22/26	12,500	12,500	12,500
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/22/23	3,333	—	—	(21)(23)
					42,500	42,500
ChyronHego Corporation	First Lien Secured Debt	7.43% (3M L+643, 1.00% Floor)	03/09/20	35,044	34,776	33,643	(18)
DigiCert Holdings, Inc.	Second Lien Secured Debt	10.09% (1M L+800, 1.00% Floor)	10/31/25	20,196	20,103	19,780	(10)
International Cruise & Excursion Gallery, Inc.	First Lien Secured Debt	7.58% (3M L+525, 1.00% Floor)	06/06/25	15,000	14,701	14,703
LabVantage Solutions
LabVantage Solutions Inc.	First Lien Secured Debt	9.59% (1M L+750, 1.00% Floor)	12/29/20	13,500	13,279	13,365
LabVantage Solutions Limited	First Lien Secured Debt	8.50% (1M E+750, 1.00% Floor)	12/29/20	€12,367	13,089	14,295	(17)
	First Lien Secured Debt - Revolver	8.50% (1M E+750, 1.00% Floor)	12/29/20	€609	750	704	(17)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/29/20	€2,827	(57)	(33)	(8)(17)(21)(23)
					27,061	28,331
Omnitracs, LLC	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/23/23	3,750	(319)	(338)	(8)(21)(23)
Smokey Merger Sub, Inc.	Second Lien Secured Debt	10.82% (3M L+850, 1.00% Floor)	05/24/24	30,000	29,240	29,400	(9)
Telestream Holdings Corporation	First Lien Secured Debt	7.61% (3M L +645, 1.00% Floor)	03/24/22	36,655	36,372	35,738	(18)
Tibco Software Inc.	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/05/19	6,000	(17)	(840)	(8)(21)(23)
ZPower, LLC	First Lien Secured Debt	9.84% (1M L+775, 1.00% Floor)	07/01/22	6,667	6,634	6,624	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	07/01/22	1,667	(7)	(11)	(8)(9)(21)(23)
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2018
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (30)	Fair Value (1) (31)
	Common Equity/Interests - Warrants	N/A	N/A	29,630 Warrants	48	76	(9)(13)
					6,675	6,689
Total High Tech Industries					$211,092	$209,606
Hotel, Gaming, Leisure, Restaurants
GFRC Holdings LLC	First Lien Secured Debt	10.30% (3M L+800 Cash (L+800 PIK Toggle), 1.50% Floor)	02/01/22	$2,500	$2,500	$2,500
Total Hotel, Gaming, Leisure, Restaurants					$2,500	$2,500
Insurance
Confie Seguros Holding II Co.	Second Lien Secured Debt	11.81% (3M L+950, 1.25% Floor)	05/08/19	$21,844	$21,815	$21,298	(10)
Total Insurance					$21,815	$21,298
Manufacturing, Capital Equipment
MedPlast Holdings Inc.	Second Lien Secured Debt	10.80% (2M L+875, 1.00% Floor)	06/06/23	$8,000	$7,840	$8,080	(10)
	Second Lien Secured Debt	10.09% (3M L+775)	07/02/26	8,000	7,920	8,080	(10)
					15,760	16,160
Power Products, LLC	Second Lien Secured Debt	11.36% (3M L+900, 1.00% Floor)	12/20/23	32,500	31,608	32,236	(9)
Total Manufacturing, Capital Equipment					$47,368	$48,396
Media – Diversified & Production
SESAC Holdco II LLC	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	02/23/22	$587	$(39)	$(44)	(8)(21)(23)
	Second Lien Secured Debt	9.34% (1M L+725, 1.00% Floor)	02/24/25	3,241	3,214	3,224	(10)
Total Media – Diversified & Production					$3,175	$3,180
Metals & Mining
Magnetation, LLC	First Lien Secured Debt	10.34% (3M L+800 Cash (PIK Toggle))	12/31/19	$1,352	$1,273	$405	(13)(14)
Total Metals & Mining					$1,273	$405
Telecommunications
IPC Corporation	First Lien Secured Debt	7.34% (3M L+500, 1.00% Floor)	08/06/21	$10,000	$9,905	$9,900	(9)
Securus Technologies Holdings, Inc.	Second Lien Secured Debt	10.34% (1M L+825, 1.00% Floor)	11/01/25	12,878	12,760	12,932	(10)
UniTek Global Services Inc.	First Lien Secured Debt	10.83% (3M L+850, 1.00% Floor)	01/13/19	30,597	30,597	31,515
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	01/13/19	5,000	—	—	(21)(23)
	First Lien Secured Debt - Letters of Credit	7.50%	01/13/19	5,749	—	—	(23)
	Unsecured Debt	15.00% PIK	07/13/19	10,290	10,290	10,599
					40,887	42,114
Wave Holdco Merger Sub, Inc.	Second Lien Secured Debt	13.25% (P+825)	05/27/23	10,000	9,819	9,993
Total Telecommunications					$73,371	$74,939
Transportation – Cargo, Distribution
Dynamic Product Tankers, LLC (5)	First Lien Secured Debt	9.33% (3M L+700)	06/30/23	$42,000	$41,800	$42,000	(17)
	First Lien Secured Debt - Letters of Credit	2.25%	9/20/18 - 1/31/21	2,750	—	—	(17)(23)
	Common Equity/Interests - Class A Units	N/A	N/A	N/A	48,106	40,075	(17)(24)
					89,906	82,075

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2018
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (30)	Fair Value (1) (31)
MSEA Tankers LLC (5)	Common Equity/Interests - Class A Units	N/A	N/A	N/A	74,450	72,278	(17)(25)
PT Intermediate Holdings III, LLC	Second Lien Secured Debt	10.33% (3M L+800, 1.00% Floor)	12/08/25	9,375	9,287	9,516	(10)
Total Transportation – Cargo, Distribution					$173,643	$163,869
Utilities – Electric
Asset Repackaging Trust Six B.V.	Structured Products and Other	12.81%	05/18/27	$58,411	$26,137	$28,741	(11)(17)(19)
Total Utilities – Electric					$26,137	$28,741
Total Investments before Cash Equivalents and Option Contracts					$2,513,417	$2,495,459
J.P. Morgan U.S. Government Money Market Fund	N/A	N/A	N/A	$11,612	$11,612	$11,612	(22)
Total Investments after Cash Equivalents and before Option Contracts					$2,525,029	$2,507,071

Counterparty	Instrument	Exercise Price	Maturity Date	Number of Contracts	Notional Amount (27)	Cost (Proceeds)	Fair Value (1)
Purchased Put Options
CME Group	WTI Crude Oil Put Options	$42.05	12/31/19	125	$5,256	$150	$131	(10)
CME Group	WTI Crude Oil Put Options	45.00	7/31/18 - 4/30/19	1,558	70,110	3,042	217	(10)
Total Purchased Put Options						$3,192	$348	(16)
Written Call Options
CME Group	WTI Crude Oil Call Options	$54.30	7/31/18 - 3/29/19	369	$(20,037)	$(957)	$(5,804)	(10)
CME Group	WTI Crude Oil Call Options	55.00	7/31/18 - 3/29/19	369	(20,295)	(921)	(5,571)	(10)
CME Group	WTI Crude Oil Call Options	57.50	7/31/18 - 4/30/19	410	(23,575)	(859)	(5,228)	(10)
CME Group	WTI Crude Oil Call Options	62.75	7/31/18 - 4/30/19	410	(25,728)	(503)	(3,495)	(10)
CME Group	WTI Crude Oil Call Options	85.00	12/31/19	125	(10,625)	(150)	(160)	(10)
Total Written Call Options						$(3,390)	$(20,258)	(16)
Total Investments after Cash Equivalents and Option Contracts						$2,524,831	$2,487,161	(6)(7)
____________________

(1)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (See Note 2 to the financial statements).

(2)	Preferred and ordinary shares in Solarplicity UK Holdings Limited are GBP denominated equity investments.

(3)
Denotes investments in which the Company owns greater than 25% of the equity, where the governing documents of each entity preclude the Company from exercising a controlling influence over the management or policies of such entity. The Company does not have the right to elect or appoint more than 25% of the directors or another party has the right to elect or appoint more directors than the Company and has the right to appoint certain members of senior management. Therefore, the Company has determined that these entities are not controlled affiliates. As of June 30, 2018, we had a 100% and 28% equity ownership interest in Golden Bear 2016-R, LLC and Solarplicity Group Limited, respectively. Equity ownership in Solarplicity Group Limited was written off as it was deemed worthless.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2018
(In thousands, except share data)

(4)
Denotes investments in which we are an “Affiliated Person,” as defined in the 1940 Act, due to holding the power to vote or owning 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of March 31, 2018 and June 30, 2018 along with transactions during the three months ended June 30, 2018 in these affiliated investments are as follows:

Name of Issuer	Fair Value at March 31, 2018	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at June 30, 2018	Net Realized Gains (Losses)	Interest/Dividend/Other Income
AIC SPV Holdings II, LLC, Preferred Stock	$925	$—	$—	$(39)	$886	$—	$23
AMP Solar Group, Inc., Class A Common Unit	5,051	—	—	63	5,114	—	—
Golden Bear 2016-R, LLC, Membership Interests	14,147	42	—	(555)	13,634	—	289
Pelican Energy, LLC, Membership Interests	12,946	—	(4,333)	(465)	8,148	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series B Preferred Stock	19,035	—	—	(226)	18,809	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series D Preferred Stock	6,676	—	—	(56)	6,620	—	—
Renew JV LLC, Membership Interests	4,111	360	(35)	771	5,207	—	—
Solarplicity Group Limited, First Lien Term Loan	6,063	—	—	(358)	5,705	—	—
	$68,954	$402	$(4,368)	$(865)	$64,123	$—	$312
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

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2018
(In thousands, except share data)

(5)
Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Fair value as of March 31, 2018 and June 30, 2018 along with transactions during the three months ended June 30, 2018 in these controlled investments are as follows:

Name of Issuer	Fair Value at March 31, 2018	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Losses	Fair Value at June 30, 2018	Net Realized Losses	Interest/Dividend/Other Income
Dynamic Product Tankers, LLC, First Lien Term Loan	$42,000	$10	$—	$(10)	$42,000	$—	$976
Dynamic Product Tankers, LLC, Letters of Credit	—	—	—	—	—	—	—
Dynamic Product Tankers, LLC, Class A Units	41,479	—	—	(1,404)	40,075	—	—
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), First Lien Term Loan	15,000	—	—	—	15,000	—	303
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Second Lien Term Loan	30,510	769	—	—	31,279	—	778
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Common Stock	20,303	—	—	(4,322)	15,981	—	—
Merx Aviation Finance Assets Ireland Limited, Letters of Credit	—	—	—	—	—	—	—
Merx Aviation Finance, LLC, Letter of Credit	—	—	—	—	—	—	—
Merx Aviation Finance, LLC, Revolver	359,800	91,000	—	—	450,800	—	11,727
Merx Aviation Finance, LLC, Membership Interests	42,381	—	—	9,620	52,001	—	3,500
MSEA Tankers LLC, Class A Units	72,256	—	—	22	72,278	—	1,765
SHD Oil & Gas, LLC, Tranche A Note	44,739	659	—	19	45,417	—	1,552
SHD Oil & Gas, LLC, Tranche B Note	40,816	—	—	4,654	45,470	—	—
SHD Oil & Gas, LLC, Tranche C Note	19,776	—	—	—	19,776	—	582
SHD Oil & Gas, LLC, Unfunded Tranche C Note	—	—	—	—	—	—	—
SHD Oil & Gas, LLC, Series A Units	—	—	—	—	—	—	—
	$729,060	$92,438	$—	$8,579	$830,077	$—	$21,183
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

As of June 30, 2018, the Company had a 85%, 47%, 100%, 98% and 38% equity ownership interest in Dynamic Product Tankers, LLC; Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.); Merx Aviation Finance, LLC; MSEA Tankers, LLC; and SHD Oil & Gas, LLC (f/k/a Spotted Hawk Development LLC), respectively.

(6)	Aggregate gross unrealized gain and loss for federal income tax purposes is $150,806 and $182,905, respectively. Net unrealized loss is $32,099 based on a tax cost of $2,519,260.

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
June 30, 2018
(In thousands, except share data)

(11)
These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.

(12)	Par amount is denominated in USD unless otherwise noted, Euro (“€”), British Pound (“£”), and Canadian Dollar (“C$”).

(13)	Non-income producing security.

(14)	Non-accrual status (See Note 2 to the financial statements).

(15)	The underlying investments of AIC SPV Holdings II, LLC is a securitization in which the Company owns preferred shares representing 14.25% economic interest.

(16)
Refer to Note 7 to the financial statements for details of the Offsetting Assets and Liabilities. On the Statement of Assets and Liabilities, the fair value of purchased put options and written call options that are settled-to-market are offset against the cash collateral posted with the clearing house as variation margin amounting to $18,704.

(17)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of June 30, 2018, non-qualifying assets represented approximately 14.14% of the total assets of the Company.

(18)	In addition to the interest earned based on the stated rate of this loan, the Company may be entitled to receive additional interest as a result of its arrangement with other lenders in a syndication.

(19)	This investment represents a leveraged subordinated interest in a trust that holds one foreign currency denominated bond and a derivative instrument.

(20)
Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread. The borrower has an option to choose the benchmark rate, such as the London Interbank Offered Rate (“LIBOR”), the Euro Interbank Offered Rate (“EURIBOR”), the federal funds rate or the prime rate. The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates (1M L, 2M L, 3M L or 6M L, respectively), and EURIBOR loans are typically indexed to 90-day EURIBOR rates (3M E), at the borrower’s option. LIBOR and EURIBOR loans may be subject to interest floors. As of June 30, 2018, rates for 1M L, 2M L, 3M L, 6M L, 1M E, 3M E, and Prime are 2.09%, 2.17%, 2.34%, 2.50%, (0.39%), (0.36%) and 5.00%, respectively.

(21)	The rates associated with these undrawn committed revolvers and delayed draw term loans represent rates for commitment and unused fees.

(22)	This security is included in the Cash and Cash Equivalents on the Statements of Assets and Liabilities.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2018
(In thousands, except share data)

(23)
As of June 30, 2018, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 10 to the financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Portfolio Company	Total Commitment	Drawn Commitment	Letters of Credit	Undrawn Commitment
ABG Intermediate Holdings 2, LLC	$1,139	$—	$—	$1,139
Access CIG, LLC	969	—	—	969
Aero Operating LLC	4,812	—	—	4,812
Altasciences US Acquisition, Inc.	4,277	107	—	4,170
American Media, Inc.	1,778	711	—	1,067
Amerivet Partners Management, Inc.	20,955	—	—	20,955
Analogic Corporation	2,609	—	—	2,609
BCPE Burgundy Merger Sub, Inc.	3,333	—	—	3,333
Carbonfree Caustic SPE LLC	6,111	—	—	6,111
Dynamic Product Tankers, LLC	2,750	—	2,750	—
Eagle Foods Family Group, LLC	3,750	833	—	2,917
Erickson Inc	45,000	26,014	6,862	12,124
Genesis Healthcare, Inc.	70,000	20,302	—	49,698
Invuity, Inc.	2,000	809	—	1,191
LabVantage Solutions Limited*	4,011	711	—	3,300
LSCS Holdings, Inc	682	—	—	682
Maxor National Pharmacy Services, LLC	1,557	—	—	1,557
Merx Aviation Finance Assets Ireland Limited	3,600	—	3,600	—
Merx Aviation Finance, LLC	177	—	177	—
Newscycle Solutions, Inc.	500	160	—	340
Omnitracs, LLC	3,750	—	—	3,750
Oxford Immunotec, Inc.	1,000	—	—	1,000
PSI Services, LLC*	459	—	—	459
PTC Therapeutics, Inc	6,333	—	—	6,333
Purchasing Power, LLC	4,500	2,179	—	2,321
RA Outdoors, LLC	1,200	—	—	1,200
RiteDose Holdings I, Inc.	2,000	—	—	2,000
SESAC Holdco II LLC	587	—	—	587
SHD Oil & Gas, LLC	2,800	—	—	2,800
Simplifi Holdings, Inc.	2,400	—	—	2,400
Teladoc, Inc.	1,666	—	360	1,306
Ten-X, LLC	4,680	—	—	4,680
TherapeuticsMD, Inc.	37,500	—	—	37,500
Tibco Software Inc.	6,000	—	—	6,000
TricorBraun Holdings, Inc.	5,625	1,950	—	3,675
UniTek Global Services Inc.	10,749	—	5,749	5,000
Wright Medical Group, Inc.	56,667	11,933	—	44,734
ZPower, LLC	1,667	—	—	1,667
Total Commitments	$329,593	$65,709	$19,498	$244,386
____________________
* These investments are in a foreign currency and the total commitment has been converted to USD using the June 30, 2018 exchange rate.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2018
(In thousands, except share data)

(24)
As of June 30, 2018, Dynamic Product Tankers, LLC had various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-3 units which are identical except that Class A-1 unit is voting and Class A-3 unit is non-voting. The units entitle the Company to appoint three out of five managers to the board of managers.

(25)
As of June 30, 2018, MSEA Tankers, LLC had various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-2 units which are identical except that Class A-1 unit is voting and Class A-2 unit is non-voting. The units entitle the Company to appoint two out of three managers to the board of managers.

(26)	The Company holds three classes of warrants in Sprint Industrial Holdings, LLC. The Company holds 5,595 warrants of Class G, 507 warrants of Class H, and 1,239 warrants of Class I.

(27)	The notional value represents the number of contracts open multiplied by the exercise price as of June 30, 2018.

(28)
The unused line fees of 0.50% and 0.25% are collected for the Unfunded Delayed Draw and Unfunded Revolver, respectively from both Altasciences US Acquisition, Inc. and Altasciences/9360-1367 Quebec Inc. as each borrower has access to the respective lending facilities.

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

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2018
(In thousands, except share data)

(30)	The following shows the composition of the Company’s portfolio at cost by control designation, investment type and industry as of June 30, 2018:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Non-Controlled/Non-Affiliated Investments
Advertising, Printing & Publishing	$38,149	$5,489	$—	$—	$—	$—	$—	$43,638
Aerospace & Defense	25,602	47,034	—	—	—	—	—	72,636
Automotive	14,587	26,336	—	—	—	1,714	—	42,637
Beverage, Food & Tobacco	25,515	—	—	—	—	—	—	25,515
Business Services	107,849	224,257	80,000	—	—	4,500	—	416,606
Chemicals, Plastics & Rubber	51,805	14,434	—	—	—	7,500	—	73,739
Consumer Goods – Durable	14,429	24,664	—	—	—	—	—	39,093
Consumer Goods – Non-Durable	—	28,097	—	—	—	—	—	28,097
Consumer Services	—	24,654	—	—	—	—	—	24,654
Containers, Packaging & Glass	1,604	18,107	—	—	—	—	—	19,711
Diversified Investment Vehicles, Banking, Finance, Real Estate	1,798	12,874	—	25,599	—	—	—	40,271
Energy – Electricity	37,636	—	—	—	5,862	4	—	43,502
Food & Grocery	19,497	24,796	—	—	—	—	—	44,293
Healthcare & Pharmaceuticals	213,226	103,557	—	—	333	—	315	317,431
High Tech Industries	149,201	61,843	—	—	—	—	48	211,092
Hotel, Gaming, Leisure, Restaurants	2,500	—	—	—	—	—	—	2,500
Insurance	—	21,815	—	—	—	—	—	21,815
Manufacturing, Capital Equipment	—	47,368	—	—	—	—	—	47,368
Media – Diversified & Production	(39)	3,214	—	—	—	—	—	3,175
Metals & Mining	1,273	—	—	—	—	—	—	1,273
Telecommunications	40,502	22,579	10,290	—	—	—	—	73,371
Transportation – Cargo, Distribution	—	9,287	—	—	—	—	—	9,287
Utilities – Electric	—	—	—	26,137	—	—	—	26,137
Total Non-Controlled/ Non-Affiliated Investments	$745,134	$720,405	$90,290	$51,736	$6,195	$13,718	$363	$1,627,841
Non-Controlled/Affiliated Investments
Diversified Investment Vehicles, Banking, Finance, Real Estate	$—	$—	$—	$16,548	$—	$—	$—	$16,548
Energy – Electricity	5,811	—	—	—	14,445	13,065	—	33,321
Energy – Oil & Gas	—	—	—	—	—	20,108	—	20,108
Total Non-Controlled/Affiliated Investments	$5,811	$—	$—	$16,548	$14,445	$33,173	$—	$69,977
Controlled Investments
Aviation and Consumer Transport	$450,800	$—	$—	$—	$—	$15,000	$—	$465,800
Energy – Oil & Gas	122,675	31,279	—	—	—	31,489	—	185,443
Transportation – Cargo, Distribution	41,800	—	—	—	—	122,556	—	164,356
Total Controlled Investments	$615,275	$31,279	$—	$—	$—	$169,045	$—	$815,599
Total	$1,366,220	$751,684	$90,290	$68,284	$20,640	$215,936	$363	$2,513,417

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2018
(In thousands, except share data)

(31)	The following shows the composition of the Company’s portfolio at fair value by control designation, investment type and industry as of June 30, 2018:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Non-Controlled / Non-Affiliated Investments
Advertising, Printing & Publishing	$39,088	$5,591	$—	$—	$—	$—	$—	$44,679	3.2%
Aerospace & Defense	25,003	47,822	—	—	—	—	—	72,825	5.2%
Automotive	14,545	26,096	—	—	—	100	—	40,741	2.9%
Beverage, Food & Tobacco	25,510	—	—	—	—	—	—	25,510	1.8%
Business Services	108,831	225,148	80,000	—	—	4,500	—	418,479	30.1%
Chemicals, Plastics & Rubber	46,457	15,532	—	—	—	—	—	61,989	4.5%
Consumer Goods – Durable	14,018	24,660	—	—	—	471	—	39,149	2.8%
Consumer Goods – Non-Durable	—	28,428	—	—	—	—	—	28,428	2.0%
Consumer Services	—	24,645	—	—	—	—	—	24,645	1.8%
Containers, Packaging & Glass	1,954	11,770	—	—	—	—	—	13,724	1.0%
Diversified Investment Vehicles, Banking, Finance, Real Estate	1,789	13,048	—	24,998	—	—	—	39,835	2.9%
Energy – Electricity	37,317	—	—	—	4,752	974	—	43,043	3.1%
Food & Grocery	19,452	25,250	—	—	—	—	—	44,702	3.2%
Healthcare & Pharmaceuticals	213,609	90,816	—	—	333	—	171	304,929	21.9%
High Tech Industries	147,850	61,680	—	—	—	—	76	209,606	15.1%
Hotel, Gaming, Leisure, Restaurants	2,500	—	—	—	—	—	—	2,500	0.2%
Insurance	—	21,298	—	—	—	—	—	21,298	1.5%
Manufacturing, Capital Equipment	—	48,396	—	—	—	—	—	48,396	3.5%
Media – Diversified & Production	(44)	3,224	—	—	—	—	—	3,180	0.2%
Metals & Mining	405	—	—	—	—	—	—	405	0%
Telecommunications	41,415	22,925	10,599	—	—	—	—	74,939	5.4%
Transportation – Cargo, Distribution	—	9,516	—	—	—	—	—	9,516	0.7%
Utilities – Electric	—	—	—	28,741	—	—	—	28,741	2.1%
Total Non-Controlled / Non-Affiliated Investments	$739,699	$705,845	$90,599	$53,739	$5,085	$6,045	$247	$1,601,259	115.1%
% of Net Assets	53.2%	50.7%	6.5%	3.9%	0.4%	0.4%	0%	115.1%
Non-Controlled / Affiliated Investments
Diversified Investment Vehicles, Banking, Finance, Real Estate	$—	$—	$—	$13,634	$—	$—	$—	$13,634	1.0%
Energy – Electricity	5,705	—	—	—	26,315	10,321	—	42,341	3.0%
Energy – Oil & Gas	—	—	—	—	—	8,148	—	8,148	0.6%
Total Non-Controlled / Affiliated Investments	$5,705	$—	$—	$13,634	$26,315	$18,469	$—	$64,123	4.6%
% of Net Assets	0.4%	—%	—%	1.0%	1.9%	1.3%	—%	4.6%
Controlled Investments
Aviation and Consumer Transport	$450,800	$—	$—	$—	$—	$52,001	$—	$502,801	36.2%
Energy – Oil & Gas	125,663	31,279	—	—	—	15,981	—	172,923	12.4%
Transportation – Cargo, Distribution	42,000	—	—	—	—	112,353	—	154,353	11.1%
Total Controlled Investments	$618,463	$31,279	$—	$—	$—	$180,335	$—	$830,077	59.7%
% of Net Assets	44.5%	2.2%	—%	—%	—%	13.0%	—%	59.7%
Total	$1,363,867	$737,124	$90,599	$67,373	$31,400	$204,849	$247	$2,495,459	179.4%
% of Net Assets	98.1%	52.9%	6.5%	4.9%	2.3%	14.7%	0%	179.4%

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2018
(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of June 30, 2018
Aviation and Consumer Transport	20.1%
Business Services	16.8%
Healthcare & Pharmaceuticals	12.2%
High Tech Industries	8.4%
Energy – Oil & Gas	7.3%
Transportation – Cargo, Distribution	6.6%
Energy – Electricity	3.4%
Telecommunications	3.0%
Aerospace & Defense	2.9%
Chemicals, Plastics & Rubber	2.5%
Diversified Investment Vehicles, Banking, Finance, Real Estate	2.2%
Manufacturing, Capital Equipment	1.9%
Food & Grocery	1.8%
Advertising, Printing & Publishing	1.8%
Automotive	1.6%
Consumer Goods – Durable	1.6%
Utilities – Electric	1.2%
Consumer Goods – Non-durable	1.1%
Beverage, Food & Tobacco	1.0%
Consumer Services	1.0%
Insurance	0.9%
Containers, Packaging & Glass	0.5%
Media – Diversified & Production	0.1%
Hotel, Gaming, Leisure, Restaurants	0.1%
Metals & Mining	0.0%
Total Investments	100.0%

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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share and per share data)

Note 1. Organization
Apollo Investment Corporation (the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” or “our”), a Maryland corporation incorporated on February 2, 2004, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We commenced operations on April 8, 2004 receiving net proceeds of $870,000 from our initial public offering by selling 62 million shares of common stock at a price of $15.00 per share. Since then, and through June 30, 2018, we have raised approximately $2,210,067 in net proceeds from additional offerings of common stock and repurchased common stock for $127,978.
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
Under the 1940 Act, ASC 946, and the regulations pursuant to Article 6 of Regulation S-X, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit us. Consequently, as of June 30, 2018, the Company consolidated some special purposes entities. These special purposes entities only hold investments of the Company and have no other significant asset and liabilities. All significant intercompany transactions and balances have been eliminated in consolidation.
These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended March 31, 2018.

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
Cash and cash equivalents are carried at cost which approximates fair value. Cash equivalents held as of June 30, 2018 was $11,612. Cash equivalents held as of March 31, 2018 was $14,035.
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

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides an independent assessment of value. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. During the three months ended June 30, 2018, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

Derivative Instruments
The Company recognizes all derivative instruments as assets or liabilities at fair value in its financial statements. Derivative contracts entered into by the Company are not designated as hedging instruments, and as a result the Company presents changes in fair value and realized gains or losses through current period earnings.
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
Federal and State Income Taxes
We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through June 30, 2018 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ending March 31, 2019. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.
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
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the financial statements. As of June 30, 2018, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2015 remain subject to examination by the Internal Revenue Service.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

Note 3. Related Party Agreements and Transactions
Investment Advisory Agreement with AIM
The Company has an investment advisory management agreement with the Investment Adviser (the “Investment Advisory Agreement”) under which AIM receives a fee from the Company, consisting of two components — a base management fee and a performance-based incentive fee.
Base Management Fee
Effective April 1, 2018, the base management fee is calculated initially at an annual rate of 1.50% (0.375% per quarter) of the lesser of (i) the average of the value of the Company’s gross assets (excluding cash or cash equivalents but including other assets purchased with borrowed amounts) at the end of each of the two most recently completed calendar quarters and (ii) the average monthly value (measured as of the last day of each month) of the Company’s gross assets (excluding cash or cash equivalents but including other assets purchased with borrowed amounts) during the most recently completed calendar quarter; provided, however, in each case, the base management fee is calculated at an annual rate of 1.00% (0.250% per quarter) of the average of the value of the Company’s gross assets (excluding cash or cash equivalents but including other assets purchased with borrowed amounts) that exceeds the product of (A) 200% and (B) the value of the Company’s net asset value at the end of the prior calendar quarter. The base management fee will be payable quarterly in arrears. The value of the Company’s gross assets shall be calculated in accordance with the Company's valuation policies.
For the period from April 1, 2017 through March 31, 2018, the base management was calculated at an annual rate of 2% (0.50% per quarter) of the average of the value of the Company’s gross assets (excluding cash or cash equivalents but including other assets purchased with borrowed amounts) at the end of each of the two most recently completed calendar quarters. For the same period, the Investment Adviser agreed to waive 25% of its base management fee so the base management fee was reduced from 2% to 1.50%.
Performance-based Incentive Fee
The incentive fee (the “Incentive Fee”) consists of two components that are determined independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on income and a portion is based on capital gains, each as described below:
A. Incentive Fee based on Income

(i)	Incentive Fee on Pre-Incentive Fee Net Investment Income - (April 1, 2017 - December 31, 2018)

The first part of the incentive fee is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter at an annual rate of 20%. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including, without limitation, any accrued income that the Company has not yet received in cash and any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses accrued during the calendar quarter (including, without limitation, the Base Management Fee, administration expenses and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee on Income and the Incentive Fee on Capital Gains). Pre-incentive fee net investment income does not include any realized or unrealized gains or losses. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the rate of 1.75% per quarter (7% annualized) (the “performance threshold”). For the period from April 1, 2017 through December 31, 2018, if the resulting incentive fee rate was less than 20% due to the incentive fee waiver discussed below, the percentage at which the Investment Adviser’s 100% catch-up is complete would also be reduced ratably from 2.1875% (8.75% annualized) to as low as 2.06% (8.24% annualized) (“catch-up threshold”).

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

The Company pays the Investment Adviser an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the performance threshold; and (2) 100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds 1.75% but does not exceed the catch-up threshold in any calendar quarter; and (3) for the period from April 1, 2017 through December 31, 2018, 15% to 20% of the amount of our pre-incentive fee net investment income, if any, that exceeds catch-up threshold in any calendar quarter. These calculations are appropriately prorated for any period of less than three months. The effect of the fee calculation described above is that if pre-incentive fee net investment income is equal to or exceeds catch-up threshold, the Investment Adviser will receive a fee of 15% to 20% of our pre-incentive fee net investment income for the quarter.
Incentive Fee Waiver
For the period from April 1, 2018 through December 31, 2018, the Investment Adviser has agreed to waive 25% of its performance based incentive fee so that the incentive fee on pre-incentive fee net investment income is accrued at 15%.
For the period from April 1, 2017 through March 31, 2018, the Investment Adviser has agreed to waive up to 25% of its performance based incentive fee so that the incentive fee on pre-incentive fee net investment income could be accrued at as low a rate as 15% to the extent the Company experiences cumulative net realized and change in unrealized losses during the waiver period (“cumulative net losses”). The inclusion of cumulative net gains and cumulative net losses will be measured on a cumulative basis from April 1, 2017 through the end of each quarter during the waiver period. Any cumulative net gains will result in a dollar for dollar increase in the incentive fee payable up to a maximum rate of 20% and any cumulative net losses will result in a dollar for dollar decrease in the incentive fee payable down to a minimum rate of 15%.

(ii)	Incentive Fee on Pre-Incentive Fee Net Income - effective from January 1, 2019

Beginning January 1, 2019, the incentive fee on pre-incentive fee net investment income will be determined and paid quarterly in arrears by calculating the amount by which (x) the aggregate amount of the pre-incentive fee net investment income in respect of the current calendar quarter and each of the eleven preceding calendar quarters beginning with the calendar quarter that commences on or after April 1, 2018 (the “trailing twelve quarters”) exceeds (y) preferred return amount in respect of the trailing twelve quarters.
The preferred return amount will be determined on a quarterly basis, and will be calculated by summing the amounts obtained by multiplying 1.75% by the Company’s net asset value at the beginning of each applicable calendar quarter comprising the relevant trailing twelve quarters. The preferred return amount will be calculated after making appropriate adjustments to the Company’s net asset value at the beginning of each applicable calendar quarter for Company capital issuances and distributions during the applicable calendar quarter.
The amount of the Incentive Fee on Income that will be paid to the Investment Adviser for a particular quarter will equal the excess of the incentive fee on pre-incentive fee net investment income, so calculated less the aggregate incentive fee on pre-incentive fee net investment income that were paid to the Investment Adviser (excluding waivers, if any) in the preceding eleven calendar quarters comprising the relevant trailing twelve quarters.
The Company will pay the Investment Adviser an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:
(1) no incentive fee in any calendar quarter in which our pre-incentive fee net investment income for the trailing twelve quarters does not exceed the preferred return amount.
(2) 100% of our pre-incentive fee net investment income for the trailing twelve quarters, if any, that exceeds the preferred return amount but is less than or equal to an amount (the “catch-up amount”) determined by multiplying 2.1875% by the Company’s net asset value at the beginning of each applicable calendar quarter comprising the relevant trailing twelve quarters.
(3) for any quarter in which the Company’s pre-incentive fee net investment income for the trailing twelve quarters exceeds the catch-up amount, the incentive fee shall equal 20% of the amount of the Company’s pre-incentive fee net investment income for such trailing twelve quarters.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

The Incentive Fee on Income as calculated is subject to a cap (the “Incentive Fee Cap”). The Incentive Fee Cap in any quarter is an amount equal to (a) 20% of the Cumulative Pre-Incentive Fee Net Return (as defined below) during the relevant trailing twelve quarters less (b) the aggregate Incentive Fees on Income that were paid to the Investment Adviser (excluding waivers, if any) in the preceding eleven calendar quarters (or portion thereof) comprising the relevant trailing twelve quarters.
For this purpose, “Cumulative Pre-Incentive Fee Net Return” during the relevant trailing twelve quarters means (x) Pre-Incentive Fee Net Investment Income in respect of the trailing twelve quarters less (y) any Net Capital Loss, since April 1, 2018, in respect of the trailing twelve quarters. If, in any quarter, the Incentive Fee Cap is zero or a negative value, the Company shall pay no Incentive Fee on Income to the Investment Adviser in that quarter. If, in any quarter, the Incentive Fee Cap is a positive value but is less than the Incentive Fee on Income calculated in accordance with Section 3(c)(i) above, the Company shall pay the Investment Adviser the Incentive Fee Cap for such quarter. If, in any quarter, the Incentive Fee Cap is equal to or greater than the Incentive Fee on Income calculated in accordance with Section 3(c)(i) above, the Company shall pay the Investment Adviser the Incentive Fee on Income for such quarter.
“Net Capital Loss” in respect of a particular period means the difference, if positive, between (i) aggregate capital losses, whether realized or unrealized, in such period and (ii) aggregate capital gains, whether realized or unrealized, in such period.
B. Annual Incentive Fee Based on Capital Gains.

The Incentive Fee on Capital Gains shall be determined and payable in arrears as of the end of each calendar year (or upon termination of this agreement). This fee shall equal 20.0% of the sum of the Company’s realized capital gains on a cumulative basis, calculated as of the end of each calendar year (or upon termination of this Agreement), computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any Incentive Fees on Capital Gains previously paid to the Investment Adviser. The aggregate unrealized capital depreciation of the Company shall be calculated as the sum of the differences, if negative, between (a) the valuation of each investment in the Company’s portfolio as of the applicable calculation date and (b) the accreted or amortized cost basis of such investment.

For accounting purposes only, we are required under GAAP to accrue a theoretical capital gains incentive fee based upon net realized capital gains and unrealized capital gain and loss on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no accrual for theoretical capital gains incentive fee for the three months ended June 30, 2018 and 2017. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (the “Advisers Act”) or the Investment Advisory Agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the Investment Advisory Agreement which specifically excludes consideration of unrealized capital gain.

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
Effective April 1, 2018, with changes in the incentive fees calculation there will be no more deferral of incentive fees on PIK income. The interest will only continue to accrue on the deferred incentive fees payable to AIM as of March 31, 2018.
For the three months ended June 30, 2018 and 2017, the Company recognized $8,873 and $12,125 respectively, of management fees, and $7,423 and $7,912, respectively, of incentive fees before impact of waived fees. For the three months ended June 30, 2018 and 2017, management fees waived were $0 and $3,031, respectively, and incentive fees waived were $1,856 and $1,978, respectively. As of June 30, 2018 and March 31, 2018, management and performance-based incentive fees payable were $17,506 and $16,585, respectively.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

For the three months ended June 30, 2018 and 2017, the amount of incentive fees on PIK income for which payments have been deferred were $0 and $871, respectively. For the three months ended June 30, 2018 and 2017, the Company reversed none of the deferred incentive fee payable related to PIK income which were deemed to be no longer realizable. As of June 30, 2018 and March 31, 2018, the cumulative deferred incentive fee on PIK income included in management and performance-based incentive fee payable line of the Statements of Assets and Liabilities were $3,066 and $3,066, respectively.
For the three months ended June 30, 2018 and 2017, the amount of interest on deferred incentive fees accrued were $25 and $19. For the three months ended June 30, 2018 and 2017, the Company reversed none of the accrued interest payable on deferred incentive fees related to PIK income which were deemed to be no longer realizable. As of June 30, 2018 and March 31, 2018, the accrued interest payable on deferred incentive fees were $109 and $85, respectively.
Administration Agreement with AIA
The Company has also entered into an administration agreement with the Administrator (the “Administration Agreement”) under which AIA provides administrative services for the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator and requested to be reimbursed by the Administrator in performing its obligations under the Administration Agreement. The expenses include rent and the Company’s allocable portion of compensation and other related expenses for its Chief Financial Officer, Chief Legal Officer and Chief Compliance Officer and their respective staffs. For the three months ended June 30, 2018 and 2017, the Company recognized administrative services expense under the Administration Agreement of $1,638 and $1,675, respectively. There was no payable to AIA and its affiliates for expenses paid on our behalf as of June 30, 2018 and March 31, 2018.
Administrative Service Expense Reimbursement
Merx Aviation Finance, LLC (“Merx”), a wholly-owned portfolio company of the Company, has entered into an administration agreement with the Administrator (the “Merx Administration Agreement”) under which AIA provides administrative services to Merx. For the three months ended June 30, 2018 and 2017, the Company recognized administrative service expense reimbursements of $63 and $63, respectively, under the Merx Administration Agreement.
Debt Expense Reimbursements
The Company has also entered into debt expense reimbursement agreements with Merx Aviation Finance Assets Ireland Limited (an affiliate of Merx), Dynamic Product Tankers, LLC and UniTek Global Services Inc. which will reimburse the Company for reasonable out-of-pocket expenses incurred, including any interest, fees or other amounts incurred by the Company in connection with letters of credit issued on their behalf. For the three months ended June 30, 2018 and 2017, the Company recognized debt expense reimbursements of $81 and $85, respectively, under the debt expense reimbursement agreements.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

As of June 30, 2018, the Company’s co-investment holdings were 24% of the portfolio or $607,941, measured at fair value. On a cost basis, 24% of the portfolio or $606,371 were co-investments. As of March 31, 2018, the Company’s co-investment holdings were 22% of the portfolio or $498,704, measured at fair value. On a cost basis, 22% of the portfolio or $497,418 were co-investments.
Note 4. Earnings Per Share
The following table sets forth the computation of earnings (loss) per share (“EPS”), pursuant to ASC 260-10, for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017
Basic Earnings (Loss) Per Share
Net increase (decrease) in net assets resulting from operations	$13,250	$28,781
Weighted average shares outstanding	215,914,717	219,694,654
Basic earnings (loss) per share	$0.06	$0.13
Note 5. Investments
Fair Value Measurement and Disclosures
The following table shows the composition of our investment and derivative portfolio as of June 30, 2018, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$1,366,220	$1,363,867	$—	$—	$1,363,867
Second Lien Secured Debt	751,684	737,124	—	315,101	422,023
Unsecured Debt	90,290	90,599	—	—	90,599
Structured Products and Other	68,284	67,373	—	—	67,373
Preferred Equity	20,640	31,400	—	—	31,400
Common Equity/Interests	215,936	204,849	—	—	204,849
Warrants	363	247	—	—	247
Total Investments before Option Contracts and Cash Equivalents	$2,513,417	$2,495,459	$—	$315,101	$2,180,358
Purchased Put Options	$3,192	$348	$348	$—	$—
Written Call Options	(3,390)	(20,258)	(20,258)	—	—
Total Option Contracts	$(198)	$(19,910)	$(19,910)	$—	$—
Money Market Fund	$11,612	$11,612	$11,612	$—	$—
Total Cash Equivalents	$11,612	$11,612	$11,612	$—	$—
Total Investments after Option Contracts and Cash Equivalents	$2,524,831	$2,487,161	$(8,298)	$315,101	$2,180,358

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

The following table shows the composition of our investment and derivative portfolio as of March 31, 2018, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$1,144,585	$1,131,943	$—	$—	$1,131,943
Second Lien Secured Debt	719,650	706,011	—	290,673	415,338
Unsecured Debt	102,716	103,166	—	13,049	90,117
Structured Products and Other	68,227	67,967	—	—	67,967
Preferred Equity	20,076	31,052	—	—	31,052
Common Equity/Interests	212,979	207,657	—	—	207,657
Warrants	363	251	—	—	251
Total Investments before Option Contracts and Cash Equivalents	$2,268,596	$2,248,047	$—	$303,722	$1,944,325
Purchased Put Options	$5,758	$1,226	$1,226	$—	$—
Written Call Options	(5,736)	(20,350)	(20,350)	—	—
Total Option Contracts	$22	$(19,124)	$(19,124)	$—	$—
Money Market Fund	$14,035	$14,035	$14,035	$—	$—
Total Cash Equivalents	$14,035	$14,035	$14,035	$—	$—
Total Investments after Option Contracts and Cash Equivalents	$2,282,653	$2,242,958	$(5,089)	$303,722	$1,944,325
The following table shows changes in the fair value of our Level 3 investments during the three months ended June 30, 2018:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of March 31, 2018	$1,131,943	$415,338	$90,117	$67,967	$31,052	$207,657	$251	$1,944,325
Net realized gains (losses)	23	29	—	—	(1)	—	—	51
Net change in unrealized gains (losses)	10,290	1,296	110	(652)	(216)	(5,766)	(4)	5,058
Net amortization on investments	904	343	—	107	—	—	—	1,354
Purchases, including capitalized PIK (3)	315,052	24,630	372	43	535	7,860	—	348,492
Sales (3)	(94,345)	(2,017)	—	(92)	30	(4,902)	—	(101,326)
Transfers out of Level 3 (1)	—	(17,596)	—	—	—	—	—	(17,596)
Transfers into Level 3 (1)	—	—	—	—	—	—	—	—
Fair value as of June 30, 2018	$1,363,867	$422,023	$90,599	$67,373	$31,400	$204,849	$247	$2,180,358

Net change in unrealized gains (losses) on Level 3 investments still held as of June 30, 2018	$8,712	$1,072	$110	$(652)	$(216)	$(5,766)	$(4)	$3,256
____________________

(1)
Transfers out (if any) of Level 3 are due to an increase in the quantity and reliability of broker quotes obtained and transfers into (if any) Level 3 are due to a decrease in the quantity and reliability of broker quotes obtained as assessed by the Investment Adviser. Transfers are assumed to have occurred at the end of the period. There were no transfers between Level 1 and Level 2 fair value measurements during the period shown.

(2)	Includes unfunded commitments measured at fair value of $(4,163).

(3)	Includes reorganizations and restructuring of investments.

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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of June 30, 2018 and March 31, 2018. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.
The unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2018 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Secured Debt	$(885)	Broker Quoted	Broker Quote	N/A	N/A	N/A
	492,800	Discounted Cash Flow	Discount Rate	2.3%	14.1%	12.2%
	46,457	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
		Market Comparable	Comparable Multiple	4.9x	4.9x	4.9x
	82,264	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	125,664	Recovery Analysis	Commodity Price	$62.50	$70.00	$64.97
	405	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
		Yield Analysis	Discount Rate	25.0%	25.0%	25.0%
	5,705	Transaction Price	Expected Proceeds	N/A	N/A	N/A
	611,457	Yield Analysis	Discount Rate	4.1%	15.5%	10.7%
Second Lien Secured Debt	29,785	Broker Quoted	Broker Quote	N/A	N/A	N/A
	11,770	Market Comparable	Comparable Multiple	0.6x	7.9x	7.9x
	12,500	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	31,279	Recovery Analysis	Commodity Price	$66.80	$70.00	$67.32
	336,689	Yield Analysis	Discount Rate	10.9%	14.3%	12.8%
Unsecured Debt	90,599	Yield Analysis	Discount Rate	10.1%	16.1%	10.8%
Structured Products and Other	42,375	Discounted Cash Flow	Discount Rate	9.5%	10.2%	10.0%
	24,998	Transaction Price	Transaction Price	N/A	N/A	N/A
Preferred Equity	886	Discounted Cash Flow	Discount Rate	10.5%	10.5%	10.5%
	25,429	Option Pricing Model	Expected Volatility	40.0%	40.0%	40.0%
	5,085	Yield Analysis	Discount Rate	11.1%	18.0%	17.5%
Common Equity/Interests	471	Broker Quoted	Broker Quote	N/A	N/A	N/A
	175,649	Discounted Cash Flow	Discount Rate	10.5%	25.0%	13.0%
	4,500	Market Comparable	Comparable Multiple	4.9x	7.9x	7.6x
	100	Option Pricing Model	Expected Volatility	20.0%	20.0%	20.0%
	24,129	Recovery Analysis	Commodity Price	$62.50	$70.00	$64.26
Warrants	247	Option Pricing Model	Expected Volatility	37.5%	60.0%	53.1%
Total Level 3 Investments	$2,180,358
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
Investment Transactions
For the three months ended June 30, 2018 and 2017, purchases of investments on a trade date basis were $358,950 and $342,036, respectively. For the three months ended June 30, 2018 and 2017, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $108,618 and $251,947, respectively.
PIK Income
The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the three months ended June 30, 2018 and 2017, PIK income earned was $2,678 and $5,810, respectively.
The following table shows the change in capitalized PIK balance for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017
PIK balance at beginning of period	$24,454	$53,262
PIK income capitalized	1,983	2,775
Adjustments due to investments exited or written off	—	(35,697)
PIK income received in cash	—	(370)
PIK balance at end of period	$26,437	$19,970
Dividend Income
The Company holds structured products and other investments. The CLO equity investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The Company records as dividend income the accretable yield from its beneficial interests in structured products such as CLOs based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. During the three months ended June 30, 2018 and 2017, dividend income from structured products was $312 and $1,087, respectively.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

Investments on Non-Accrual Status
As of June 30, 2018, 3.0% of total investments at amortized cost, or 2.3% of total investments at fair value, were on non-accrual status. As of March 31, 2018, 3.3% of total investments at amortized cost, or 2.3% of total investments at fair value, were on non-accrual status.
Unconsolidated Significant Subsidiary
The following unconsolidated subsidiaries are considered significant subsidiaries under SEC Regulation S-X Rule 10-01(b)(1) as of June 30, 2018. Accordingly, summarized, unaudited, comparative financial information is presented below for the unconsolidated significant subsidiary.

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

	Three Months Ended June 30,
	2018	2017
Net revenue	$123,295	$28,858
Net operating income	99,911	17,490
Earnings before taxes	83,422	9,057
Net profit	83,369	9,057
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
(In thousands, except share and per share data)

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
The following table sets forth the gross fair value of derivative contracts, by major risk type, as of June 30, 2018. The table also includes information on the volume of derivatives based on the base notional value of option contracts open at June 30, 2018.

	June 30, 2018
Underlying Risk Type	Base Notional Assets	Derivative Assets Fair Value	Base Notional Liabilities	Derivative Liabilities Fair Value
Commodity:
Purchased Put Options	$75,366	$348	$—	$—
Written Call Options	—	—	(100,260)	(20,258)
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
The volume of derivatives presented in the tables above is representative of activities from September 6, 2017, when the Company started re-entering into these derivatives, through June 30, 2018 and March 31, 2018, respectively.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

The effect of transactions in derivative instruments to the Statements of Operations during the three months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,
	2018	2017
Net Change in Unrealized Losses on Derivatives
Purchased Put Options	$1,687	$—
Written Call Options	(2,254)	—
Net Change in Unrealized Losses on Derivatives	$(567)	$—

	Three Months Ended June 30,
	2018	2017
Net Realized Losses on Derivatives
Purchased Put Options	$(2,577)	$—
Written Call Options	(10,632)	—
Net Realized Losses on Derivatives	$(13,209)	$—
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

The Company has elected not to offset assets and liabilities in the Statements of Assets and Liabilities that may be received or paid as part of collateral arrangements, even when an enforceable master netting arrangement or other agreement is in place that provides the Company, in the event of counterparty default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations. The following table presents both gross and net information about derivative instruments eligible for offset in the Statements of Assets and Liabilities as of June 30, 2018.

Counterparty	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Statements of Assets and Liabilities	Net Amounts Presented in the Statements of Assets and Liabilities		Gross Amounts Not Offset in the Statements of Assets and Liabilities
					Financial Instruments	Cash Collateral		Net Amounts
CME Group:
Variation Margin	$(1,206)	—	$(1,206)	(a)	—	$1,206	(b)	—
___________________

(a)
The variation margin payable on option contracts is the result of purchased put options and written call options that are settled-to-market with a fair value of $348 and ($20,258), respectively, as of June 30, 2018, offset against the variation margin posted with the CME amounting to $18,704.

(b)	Per GAAP disclosure requirements, the table above does not include excess cash collateral paid in the amount of $3,022.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

The following table presents both gross and net information about derivative instruments eligible for offset in the Statements of Assets and Liabilities as of March 31, 2018.

Counterparty	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Statements of Assets and Liabilities	Net Amounts Presented in the Statements of Assets and Liabilities		Gross Amounts Not Offset in the Statements of Assets and Liabilities
					Financial Instruments	Cash Collateral	Net Amounts
CME Group:
Variation Margin	$1,846	—	$1,846	(a)	—	—	$1,846	(b)
___________________

(a)
The variation margin receivable on option contracts is the result of purchased put options and written call options that are settled-to-market with a fair value of $1,226 and ($20,350), respectively, as of March 31, 2018, offset against the variation margin posted with the CME amounting to $20,970.

(b)	Per GAAP disclosure requirements, the table above does not include excess cash collateral paid in the amount of $5,016.
Note 8. Debt and Foreign Currency Transactions and Translations
The Company’s outstanding debt obligations as of June 30, 2018 were as follows:

	Date Issued/Amended	Total Aggregate Principal Amount Committed	Principal Amount Outstanding		Fair Value		Final Maturity Date
Senior Secured Facility	12/22/2016	$1,190,000	$597,751	*	$610,944	(3)	12/22/2021
Senior Secured Notes (Series B)	9/29/2011	16,000	16,000		16,080	(3)	9/29/2018
2043 Notes	6/17/2013	150,000	150,000		150,180	(1)	7/15/2043
2025 Notes	3/3/2015	350,000	350,000		331,205	(2)	3/3/2025
Total Debt Obligations		$1,706,000	$1,113,751		$1,108,409
Deferred Financing Cost and Debt Discount			$(11,072)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount			$1,102,679
____________________

*	Includes foreign currency debt obligations as outlined in Foreign Currency Transactions and Translations within this note to the financial statements.

(1)	The fair value of these debt obligations would be categorized as Level 1 under ASC 820 as of June 30, 2018. The valuation is based on quoted prices of identical liabilities in active markets.

(2)	The fair value of these debt obligations would be categorized as Level 2 under ASC 820 as of June 30, 2018. The valuation is based on broker quoted prices.

(3)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of June 30, 2018. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
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
Senior Secured Facility
On December 22, 2016, the Company amended and restated its senior secured, multi-currency, revolving credit facility (the “Senior Secured Facility”) from the previous April 24, 2015 amendment. The amended and restated agreement decreased the lenders’ commitments from $1,310,000 to $1,140,000, extended the final maturity date through December 22, 2021, and included an accordion provision which allows the Company to increase the total commitments under the existing revolving facility up to an aggregate principal amount of $1,965,000 from new or existing lenders on the same terms and conditions as the existing commitments. On August 29, 2017, the Company entered into an amendment to its Senior Secured Facility to increase the multicurrency commitments under the Senior Secured Facility by $50,000 from $1,140,000 to $1,190,000 pursuant to the accordion provisions therein. The Senior Secured Facility is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. Commencing January 31, 2021, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the Senior Secured Facility as of December 22, 2020. In addition, the stated interest rate on the facility remains as a formula-based calculation based on a minimum borrowing base, resulting in a stated interest rate, depending on the type of borrowing, of (a) either LIBOR plus 1.75% per annum or LIBOR plus 2.00% per annum, or (b) either Alternate Base Rate plus 0.75% per annum or Alternate Base Rate plus 1% per annum. As of June 30, 2018, the stated interest rate on the facility was LIBOR plus 2.00%. The Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Senior Secured Facility and participation fees and fronting fees of up to 2.25% per annum on the letters of credit issued.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
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
The Senior Secured Facility also provides for the issuance of letters of credit up to an aggregate amount of $150,000. As of June 30, 2018 and March 31, 2018, the Company had $14,126 and $14,234, respectively, in standby letters of credit issued through the Senior Secured Facility. The amount available for borrowing under the Senior Secured Facility is reduced by any standby letters of credit issued through the Senior Secured Facility. Under GAAP, these letters of credit are considered commitments because no funding has been made and as such are not considered a liability. These letters of credit are not senior securities because they are not in the form of a typical financial guarantee and the portfolio companies are obligated to refund any drawn amounts. The available remaining capacity under the Senior Secured Facility was $578,123 and $890,550 as of June 30, 2018 and March 31, 2018, respectively. Terms used in this disclosure have the meanings set forth in the Senior Secured Facility agreement.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
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
The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017
Average debt outstanding	$929,468	$971,816
Maximum amount of debt outstanding	1,102,679	1,056,929

Weighted average annualized interest cost (1)	5.25%	5.32%
Annualized amortized debt issuance cost	0.56%	0.56%
Total annualized interest cost	5.81%	5.88%
____________________

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Facility. Commitment fees for the three months ended June 30, 2018 and 2017 were $711 and $760, respectively.

Foreign Currency Transactions and Translations
The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of June 30, 2018:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
Canadian Dollar	C$	2,300	$1,894	$1,748	$146	7/18/2018
Euro		€14,000	15,129	16,346	(1,217)	7/16/2018
Euro		€15,000	16,424	17,513	(1,089)	7/31/2018
British Pound		£14,500	21,941	19,144	2,797	7/31/2018
			$55,388	$54,751	$637

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
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
As of June 30, 2018 and March 31, 2018, the Company was in compliance with all debt covenants for all outstanding debt obligations.
Note 9. Stockholders’ Equity
There were no equity offerings of common stock during the three months ended June 30, 2018 and March 31, 2018.
The Company adopted the following plans, approved by the Board of Directors, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the Securities Exchange Act of 1934 (the “1934 Act”) (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased	Cost of Shares Repurchased	Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50,000	$50,000	$—
December 14, 2015	50,000	50,000	—
September 14, 2016	50,000	27,978	22,022
Total as of June 30, 2018	$150,000	$127,978	$22,022
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
Under the Repurchase Plans described above, the Company allocated the following amounts to be repurchased in accordance with SEC Rule 10b5-1 (the “10b5-1 Repurchase Plans”):

Effective Date	Termination Date	Amount Allocated to 10b5-1 Repurchase Plans
September 15, 2015	November 5, 2015	$5,000
January 1, 2016	February 5, 2016	10,000
April 1, 2016	May 19, 2016	5,000
July 1, 2016	August 5, 2016	15,000
September 30, 2016	November 8, 2016	20,000
January 4, 2017	February 6, 2017	10,000
March 31, 2017	May 19, 2017	10,000
June 30, 2017	August 7, 2017	10,000
October 2, 2017	November 6, 2017	10,000
January 3, 2018	February 8, 2018	10,000
June 18, 2018	August 9, 2018	10,000

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

During the three months ended June 30, 2018, the Company repurchased 1,386,802 shares at a weighted average price per share of $5.68, inclusive of commissions, for a total cost of $7,877. This represents a discount of approximately 12.80% of the average net asset value per share for the three months ended June 30, 2018.
During the year ended March 31, 2018, the Company repurchased 3,382,558 shares at a weighted average price per share of $5.84, inclusive of commissions, for a total cost of $19,746. This represents a discount of approximately 12.47% of the average net asset value per share for the year ended March 31, 2018.

Since the inception of the Repurchase Plans through June 30, 2018, the Company repurchased 21,816,057 shares at a weighted average price per share of $5.87, inclusive of commissions, for a total cost of $127,978.
On September 12, 2014, the Company announced an at-the-market offering program (the “ATM Program”) through which it can sell up to 16 million shares of its common stock from time to time. As of June 30, 2018, no shares had been sold through the Company’s ATM Program.
Note 10. Commitments and Contingencies
The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of June 30, 2018 and March 31, 2018, the Company had the following unfunded commitments to its portfolio companies:

	June 30, 2018	March 31, 2018
Unfunded revolver obligations and bridge loan commitments (1)	$373,004	$239,689
Standby letters of credit issued and outstanding (2)	19,498	20,692
Unfunded delayed draw loan commitments (3)	23,105	21,959
Unfunded delayed draw loan commitments (performance thresholds not met) (4)	72,893	15,244
Total Unfunded Commitments	$488,500	$297,584
____________________

(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of June 30, 2018 and March 31, 2018, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of June 30, 2018 and March 31, 2018, the bridge loan commitments included in the balances were $224,616 and $99,666, respectively.

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

(4)
The borrowers are required to meet certain performance thresholds before the Company is obligated to fulfill the commitments and those performance thresholds were not met as of June 30, 2018 and March 31, 2018.

Of the unfunded commitments which existed as of June 30, 2018, $413,653 were outstanding as of August 7, 2018.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

Note 11. Financial Highlights
The following is a schedule of financial highlights for the three months ended June 30, 2018 and fiscal year ended March 31, 2018.

	Three Months Ended June 30, 2018	Year Ended March 31, 2018
	(Unaudited)
Per Share Data*
Net asset value at beginning of period	$6.56	$6.74
Net investment income (1)	0.15	0.61
Net realized and change in unrealized losses (1)	(0.08)	(0.21)
Net increase in net assets resulting from operations	0.06	0.40
Distribution of net investment income (2)	(0.15)	(0.40)
Distribution of return of capital (2)	—	(0.20)
Accretion due to share repurchases	0.01	0.01
Net asset value at end of period	$6.47	$6.56

Per share market value at end of period	$5.57	$5.22
Total return (3)	9.53%	(12.06)%
Shares outstanding at end of period	214,925,294	216,312,096
Weighted average shares outstanding	215,914,717	218,623,840

Ratio/Supplemental Data
Net assets at end of period (in millions)	$1,391.2	$1,418.1
Annualized ratio of operating expenses to average net assets (4)(5)	5.30%	5.02%
Annualized ratio of interest and other debt expenses to average net assets (5)	3.85%	3.61%
Annualized ratio of total expenses to average net assets (4)(5)	9.15%	8.63%
Annualized ratio of net investment income to average net assets (5)	9.01%	9.15%
Average debt outstanding (in millions)	$929.5	$899.3
Average debt per share	$4.30	$4.11
Annualized portfolio turnover rate (5)	18.49%	45.06%
Asset coverage per unit (6)	$2,249	$2,770
____________________

*	Totals may not foot due to rounding.

(1)	Financial highlights are based on the weighted average number of shares outstanding for the period presented.

(2)
The tax character of distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. Although the tax character of distributions paid to stockholders through June 30, 2018 may include return of capital, the exact amount cannot be determined at this point. Per share amounts are based on actual rate per share.

(3)
Total return is based on the change in market price per share during the respective periods. Total return also takes into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.

(4)
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown inclusive of all voluntary management and incentive fee waivers (See Note 3 to the financial statements). For the three months ended June 30, 2018, the annualized ratio of operating expenses to average net assets and the annualized ratio of total expenses to average net assets would be 5.84% and 9.72%, respectively, without the voluntary fee waivers. For the year ended March 31, 2018, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 6.39% and 10.03%, respectively, without the voluntary fee waivers.

(5)	Annualized for the three months ended June 30, 2018.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

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
During the period from July 1, 2018 through August 7, 2018, the Company repurchased 26,600 shares at a weighted average price per share of $5.58, inclusive of commissions, for a total cost of $149, leaving a maximum of $21,873 available for future purchases under the Repurchase Plans.
On August 8, 2018, at an in-person meeting, the Board of Directors approved an amended and restated investment advisory management agreement (the "Advisory Agreement"). The Advisory Agreement was amended to align the calculation of management fees with the timing of the deployment of assets during the quarter. Management fees will be calculated based on the lesser of the average value of gross assets as of the two most recently completed quarters and the average monthly value of gross assets during the most recently completed calendar quarter.
On August 8, 2018, the Board of Directors declared a distribution of $0.15 per share, payable on October 9, 2018 to stockholders of record as of September 24, 2018.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Apollo Investment Corporation
Results of Review of Financial Statements

We have reviewed the accompanying statement of assets and liabilities, including the schedule of investments, of Apollo Investment Corporation as of June 30, 2018, and the related statements of operations and of cash flows for the three-month periods ended June 30, 2018 and 2017 and the statement of changes in net assets for the three-month period ended June 30, 2018, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities, including the schedule of investments, of the Company as of March 31, 2018, and the related statements of operations, of changes in net assets and of cash flows for the year then ended (not presented herein), and in our report dated May 18, 2018, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of assets and liabilities, including the schedule of investments, as of March 31, 2018, and the accompanying statement of changes in net assets for the year then ended, is fairly stated, in all material respects, in relation to the statement of assets and liabilities, including the schedule of investments, and the statement of changes in net assets from which they have been derived.

Basis for Review Results

These interim financial statements are the responsibility of the Company’s management. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
August 8, 2018

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
Overview
Apollo Investment Corporation (the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” or “our”) was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. We commenced operations on April 8, 2004 upon completion of our initial public offering that raised $870 million in net proceeds from selling 62 million shares of common stock at a price of $15.00 per share. Since then, and through June 30, 2018, we have raised approximately $2.21 billion in net proceeds from additional offerings of common stock and we have repurchased common stock for $128.0 million.

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
Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment, and the competitive environment for the types of investments we make. As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of June 30, 2018, non-qualifying assets represented approximately 14.1% of the total assets of the Company.
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

Portfolio and Investment Activity
Our portfolio and investment activity during the three months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended June 30,
(in millions)*	2018	2017
Investments made in portfolio companies	$359.0	$342.0
Investments sold	(14.8)	(9.9)
Net activity before repaid investments	344.1	332.1
Investments repaid	(93.8)	(242.0)
Net investment activity	$250.3	$90.1

Portfolio companies at beginning of period	90	86
Number of new portfolio companies	7	11
Number of exited portfolio companies	(1)	(13)
Portfolio companies at end of period	96	84

Number of investments made in existing portfolio companies	20	11
____________________

*	Totals may not foot due to rounding.
Our portfolio composition and weighted average yields as of June 30, 2018 and March 31, 2018 were as follows:

	June 30, 2018		March 31, 2018
Portfolio composition, at fair value:
Secured debt	84%		82%
Unsecured debt	4%		5%
Structured products and other	3%		3%
Preferred equity	1%		1%
Common equity/interests and warrants	8%		9%
Weighted average yields, at amortized cost (1):
Secured debt portfolio (2)	10.7%		10.7%
Unsecured debt portfolio (2)	11.4%		11.3%
Total debt portfolio (2)	10.7%		10.7%
Total portfolio (3)	9.7%		9.6%
Interest rate type, at fair value (4):
Fixed rate amount	$0.1	billion	$0.1	billion
Floating rate amount	$1.4	billion	$1.2	billion
Fixed rate, as percentage of total	6%		8%
Floating rate, as percentage of total	94%		92%
Interest rate type, at amortized cost (4):
Fixed rate amount	$0.1	billion	$0.1	billion
Floating rate amount	$1.4	billion	$1.2	billion
Fixed rate, as percentage of total	6%		8%
Floating rate, as percentage of total	94%		92%
____________________

(1)	An investor’s yield may be lower than the portfolio yield due to sales loads and other expenses.

(2)	Exclusive of investments on non-accrual status.

(3)	Inclusive of all income generating investments, non-income generating investments and investments on non-accrual status.

(4)
The interest rate type information is calculated using the Company’s corporate debt portfolio and excludes aviation, oil and gas, structured credit, renewables, shipping, commodities and investments on non-accrual status.

Since the initial public offering of Apollo Investment in April 2004 and through June 30, 2018, invested capital totaled $18.5 billion in 443 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 100 different financial sponsors.
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

As of June 30, 2018, $2.18 billion or 87.4% of the Company’s investments were classified as Level 3. The high proportion of Level 3 investments relative to our total investments is directly related to our investment philosophy and target portfolio, which consists primarily of long-term secured debt, as well as unsecured and mezzanine positions of private middle-market companies. A fundamental difference exists between our investments and those of comparable publicly traded fixed income investments, namely high-yield bonds, and this difference affects the valuation of our private investments relative to comparable publicly traded instruments.
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

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides a valuation. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered in the valuation process of independent valuation firms. During the three months ended June 30, 2018, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.
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
Results of Operations
Operating results for the three months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,
(in millions)*	2018	2017
Investment Income
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$53.9	$54.1
Dividend income	5.6	5.9
PIK interest income	2.7	5.8
Other income	1.4	0.8
Total investment income	$63.6	$66.7
Expenses
Management and performance-based incentive fees, net of amounts waived	$14.4	$15.0
Interest and other debt expenses, net of reimbursements	13.5	14.2
Administrative services expense, net of reimbursements	1.6	1.6
Other general and administrative expenses	2.5	2.6
Net Expenses	$32.0	$33.4
Net Investment Income	$31.5	$33.3
Net Realized and Change in Unrealized Gains (Losses)
Net realized losses	$(23.2)	$(233.8)
Net change in unrealized losses	4.9	229.2
Net Realized and Change in Unrealized Losses	(18.3)	(4.5)
Net Increase in Net Assets Resulting from Operations	$13.3	$28.8

Net Investment Income on Per Average Share Basis (1)	$0.15	$0.15
Earnings per share — basic (1)	$0.06	$0.13
____________________

*	Totals may not foot due to rounding.

(1)	Based on the weighted average number of shares outstanding for the period presented.
Total Investment Income
The decrease in total investment income for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily driven by the decrease in total interest income (including PIK) of $3.3 million and decrease in dividend income of $0.4 million. The decrease in total interest income (including PIK) was due to a lower income-bearing investment portfolio and decrease in prepayment fees and income recognized from the acceleration of discount, premium, or deferred fees on repaid investments which totaled $0.9 million and $3.0 million for the three months ended June 30, 2018 and three months ended June 30, 2017, respectively. This was partially offset by an increase in overall yield for the total debt portfolio to 10.7% from 10.3%. The decrease in dividend income was due to the exits of MCF CLO III, LLC, Ivy Hill Middle Market Credit Fund IX, Ltd., and Ivy Hill Middle Market Credit Fund X, Ltd. The decrease in dividend income was partially offset by the higher dividends received from MSEA Tankers LLC. Furthermore, there was an increase in other income of $0.6 million due to higher structuring fees and syndication fees.

Net Expenses
The decrease in net expenses for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was due to the decrease in interest and other debt expenses of $0.6 million. This decrease was due to the early redemption of the 2042 Senior Unsecured Notes in October 2017 which carried a higher interest rate than our Senior Secured Facility and the change in the average debt outstanding and net leverage from $0.97 billion and 0.62x, respectively during the three months ended June 30, 2017, to $0.93 billion and 0.78x, respectively during the three months ended June 30, 2018. In addition, the decrease of $0.6 million in management and performance-based incentive fees (net of amounts waived) was primarily due to lower average gross assets and lower net investment income during the three months ended June 30, 2018 compared to the three months ended June 30, 2017.
Net Realized Gains (Losses)
During the three months ended June 30, 2018, we recognized gross realized gains of $0.1 million and gross realized losses of $23.3 million, resulting in net realized losses of $23.2 million. Significant realized gains (losses) for the three months ended June 30, 2018 are summarized below:

(in millions)	Net Realized Gain (Loss)
Access CIG, LLC	$0.1
Accelerate Parent Corp. (American Tire)	(10.1)

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

Net Change in Unrealized Gains (Losses)
During the three months ended June 30, 2018, we recognized gross unrealized gains of $23.6 million and gross unrealized losses of $18.7 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $4.9 million. Significant changes in unrealized gains (losses) for the three months ended June 30, 2018 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Merx Aviation Finance, LLC	$9.6
SHD Oil & Gas, LLC	4.7
Sprint Industrial Holdings, LLC	1.6
Skyline Data, News and Analytics LLC (Dodge)	1.1
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	(4.3)
Accelerate Parent Corp. (American Tire)	(2.5)
Dynamic Product Tankers (Prime), LLC	(1.4)
Solarplicity Group Limited (f/k/a AMP Solar UK)	(1.1)
BioClinica Holding I, LP	(1.0)

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
Debt
See Note 8 to the financial statements for information on the Company’s debt.
The following table shows the contractual maturities of our debt obligations as of June 30, 2018:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$597.8	$—	$—	$597.8	$—
Senior Secured Notes (Series B)	16.0	16.0	—	—	—
2043 Notes	150.0	—	—	—	150.0
2025 Notes	350.0	—	—	—	350.0
Total Debt Obligations	$1,113.8	$16.0	$—	$597.8	$500.0
____________________

(1)
As of June 30, 2018, aggregate lender commitments under the Senior Secured Facility totaled $1.19 billion and $578.1 million of unused capacity. As of June 30, 2018, there were $14.1 million of letters of credit issued under the Senior Secured Facility as shown as part of total commitments in Note 10 to the financial statements.

Stockholders’ Equity
See Note 9 to the financial statements for information on the Company’s public offerings and share repurchase plans.
Distributions
Distributions paid to stockholders during the three months ended June 30, 2018 and 2017 totaled $32.4 million ($0.15 per share) and $33.0 million ($0.15 per share), respectively. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. Although the tax character of distributions paid to stockholders through June 30, 2018 may include return of capital, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ended March 31, 2019. Tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the calendar year. Our quarterly distributions, if any, will be determined by our Board of Directors.
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
PIK Income
For the three months ended June 30, 2018 and 2017, PIK income totaled $2.7 million and $5.8 million on total investment income of $63.6 million and $66.7 million, respectively. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders annually in the form of distributions, even though the Company has not yet collected the cash. See Note 5 to the financial statements for more information on the Company’s PIK income.
Related Party Transactions
See Note 3 to the financial statements for information on the Company’s related party transactions.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. During the three months ended June 30, 2018, many of the loans in our portfolio had floating interest rates. These loans are usually based on LIBOR and typically have durations of one to six months after which they reset to current market interest rates. The Company also has a Senior Secured Facility that is based on LIBOR rates.
The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of June 30, 2018, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income		Net Investment Income Per Share
Up 400 basis points	$28.7	million	$0.134
Up 300 basis points	21.5	million	0.100
Up 200 basis points	14.4	million	0.067
Up 100 basis points	7.2	million	0.033
Down 100 basis points	(7.0	) million	(0.032)
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2018 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Control Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the first fiscal quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2018, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
The Company adopted the following plans, approved by the Board of Directors, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the 1934 Act (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased		Cost of Shares Repurchased		Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50.0	million	$50.0	million	$—
December 14, 2015	50.0	million	50.0	million	—
September 14, 2016	50.0	million	28.0	million	22.0	million
Total as of June 30, 2018	$150.0	million	$128.0	million	$22.0	million
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

Under the Repurchase Plans described above, the Company allocated the following amounts to be repurchased in accordance with SEC Rule 10b5-1 (the “10b5-1 Repurchase Plans”):

Effective Date	Termination Date	Amount Allocated to 10b5-1 Repurchase Plans
September 15, 2015	November 5, 2015	$5.0	million
January 1, 2016	February 5, 2016	10.0	million
April 1, 2016	May 19, 2016	5.0	million
July 1, 2016	August 5, 2016	15.0	million
September 30, 2016	November 8, 2016	20.0	million
January 4, 2017	February 6, 2017	10.0	million
March 31, 2017	May 19, 2017	10.0	million
June 30, 2017	August 7, 2017	10.0	million
October 2, 2017	November 6, 2017	10.0	million
January 3, 2018	February 8, 2018	10.0	million
June 18, 2018	August 9, 2018	10.0	million
The following table presents information with respect to the Company’s purchases of its common stock since adoption of the Repurchase Plans through June 30, 2018:

Month	Total Number of Shares Purchased	Average Price Paid Per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans
August 2015	1,530,000	$6.57	1,530,000	$40.0	million
September 2015	1,810,400	6.15	1,810,400	28.8	million
November 2015	3,350,000	6.03	3,350,000	8.6	million
December 2015	1,882,329	5.86	1,882,329	47.6	million
January 2016	2,012,126	4.97	2,012,126	37.6	million
June 2016	1,088,800	5.58	1,088,800	31.5	million
July 2016	49,475	5.51	49,475	31.2	million
August 2016	1,788,882	5.89	1,788,882	20.7	million
September 2016	1,234,569	6.04	1,234,569	63.2	million
October 2016	1,582,250	5.94	1,582,250	53.8	million
November 2016	717,866	5.82	717,866	49.6	million
August 2017	100,000	5.99	100,000	49.0	million
September 2017	560,300	5.99	560,300	45.7	million
October 2017	434,600	5.99	434,600	43.1	million
November 2017	193,500	5.93	193,500	41.9	million
December 2017	150,300	5.96	150,300	41.0	million
January 2018	1,732,158	5.77	1,732,158	31.0	million
February 2018	211,700	5.41	211,700	29.9	million
May 2018	791,000	5.71	791,000	25.4	million
June 2018	595,802	5.65	595,802	22.0	million
Total	21,816,057	$5.87	21,816,057
____________________
* The average price per share is inclusive of commissions.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
(a)    Exhibits

3.1(a)	Articles of Amendment (1)
3.1(b)	Articles of Amendment and Restatement (2)
3.2	Fifth Amended and Restated Bylaws (3)
10.1	Second Amended and Restated Investment Advisory Management Agreement (4)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
_________________________

*	Filed herewith.

(1)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, as Form N-2, filed on June 20, 2005.

(2)	Incorporated by reference from the Registrant’s post-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on August 14, 2006.

(3)	Incorporated by reference to Exhibit 3.2 as applicable, to the Registrant’s Form 8-K, filed on May 18, 2018.

(4)	Incorporated by reference to Exhibit 10.1 as applicable, to the Registrant’s Form 8-K, filed on May 18, 2018.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 8, 2018.

APOLLO INVESTMENT CORPORATION

By:	/s/ HOWARD WIDRA
Howard Widra
Chief Executive Officer

By:	/s/ GREGORY W. HUNT
Gregory W. Hunt
Chief Financial Officer and Treasurer

By:	/s/ AMIT JOSHI
Amit Joshi
Chief Accounting Officer and Assistant Treasurer