Form 10-Q
period 2018-09-30
APOLLO INVESTMENT CORP
filed 2018-10-30
CIK 1278752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at October 29, 2018
$0.001 par value	211,574,594

APOLLO INVESTMENT CORPORATION

PART I. FINANCIAL INFORMATION
In this report, the terms the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” and “our” refer to Apollo Investment Corporation unless the context specifically states otherwise.
Item 1. Financial Statements
APOLLO INVESTMENT CORPORATION STATEMENTS OF ASSETS AND LIABILITIES (In thousands, except share and per share data)

	September 30, 2018	March 31, 2018
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost — $1,511,531 and $1,471,492, respectively)	$1,479,233	$1,450,033
Non-controlled/affiliated investments (cost — $67,911 and $73,943, respectively)	58,963	68,954
Controlled investments (cost — $770,675 and $723,161, respectively)	786,545	729,060
Cash and cash equivalents	17,124	14,035
Foreign currencies (cost — $2,139 and $1,292, respectively)	2,134	1,298
Cash collateral on options contracts	1,865	5,016
Receivable for investments sold	3,158	2,190
Interest receivable	21,939	22,272
Dividends receivable	2,550	2,550
Deferred financing costs	12,094	14,137
Variation margin receivable on options contracts	—	1,846
Prepaid expenses and other assets	1,187	419
Total Assets	$2,386,792	$2,311,810

Liabilities
Debt	$946,236	$789,846
Payable for investments purchased	3,877	41,827
Distributions payable	31,942	32,447
Management and performance-based incentive fees payable	16,853	16,585
Interest payable	5,695	5,310
Accrued administrative services expense	2,232	2,507
Variation margin payable on options contracts	534	—
Other liabilities and accrued expenses	8,271	5,202
Total Liabilities	$1,015,640	$893,724
Commitments and contingencies (Note 10)
Net Assets	$1,371,152	$1,418,086

Net Assets
Common stock, $0.001 par value (400,000,000 shares authorized; 212,056,994 and 216,312,096 shares issued and outstanding, respectively)	$212	$216
Paid-in capital in excess of par	2,612,529	2,636,507
Accumulated over-distributed net investment income	(10,750)	(10,229)
Accumulated net realized loss	(1,197,728)	(1,166,471)
Net unrealized loss	(33,111)	(41,937)
Net Assets	$1,371,152	$1,418,086

Net Asset Value Per Share	$6.47	$6.56

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Investment Income
Non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$44,586	$39,319	$84,029	$78,271
PIK interest income	816	2,118	2,066	4,174
Other income	1,810	2,647	3,213	3,777
Non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	—	1	—	115
Dividend income	295	981	607	2,068
PIK interest income	—	2,501	—	4,938
Other income	—	—	—	(306)
Controlled investments:
Interest income (excluding PIK interest income)	15,075	14,241	29,565	29,315
Dividend income	1,985	3,303	7,250	8,153
PIK interest income	1,467	1,351	2,895	2,668
Total Investment Income	$66,034	$66,462	$129,625	$133,173
Expenses
Management fees	$9,258	$12,290	$18,131	$24,415
Performance-based incentive fees	6,359	8,037	13,782	15,949
Interest and other debt expenses	14,903	13,832	28,480	28,047
Administrative services expense	1,857	1,692	3,495	3,368
Other general and administrative expenses	3,524	1,620	6,056	4,176
Total expenses	35,901	37,471	69,944	75,955
Management and performance-based incentive fees waived	(1,834)	(5,081)	(3,690)	(10,091)
Expense reimbursements	(196)	(85)	(339)	(168)
Net Expenses	$33,871	$32,305	$65,915	$65,696
Net Investment Income	$32,163	$34,157	$63,710	$67,477
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$228	$(7,309)	$(9,718)	$(97,148)
Non-controlled/affiliated investments	2,007	—	2,007	(146,840)
Option contracts	(10,311)	(5)	(23,520)	(5)
Foreign currency transactions	2	3,695	(26)	6,619
Net realized losses	(8,074)	(3,619)	(31,257)	(237,374)
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	(5,717)	10,049	(10,839)	101,287
Non-controlled/affiliated investments	(3,094)	1,489	(3,960)	157,219
Controlled investments	1,393	1,284	9,973	(5,784)
Option contracts	10,926	(1,873)	10,359	(1,873)
Foreign currency translations	432	(9,700)	3,293	(20,384)
Net change in unrealized losses	3,940	1,249	8,826	230,465
Net Realized and Change in Unrealized Losses	$(4,134)	$(2,370)	$(22,431)	$(6,909)
Net Increase (Decrease) in Net Assets Resulting from Operations	$28,029	$31,787	$41,279	$60,568
Earnings Per Share — Basic	$0.13	$0.14	$0.19	$0.28
Earnings Per Share — Diluted	N/A	N/A	N/A	N/A

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF CHANGES IN NET ASSETS (In thousands, except share data)

	Six Months Ended September 30, 2018	Year Ended March 31, 2018
	(Unaudited)
Operations
Net investment income	$63,710	$133,387
Net realized losses	(31,257)	(258,128)
Net change in unrealized losses	8,826	211,770
Net Increase in Net Assets Resulting from Operations	$41,279	$87,029

Distributions to Stockholders
Distribution of net investment income	$(64,231)	$(86,906)
Distribution of return of capital	—	(44,088)
Net Decrease in Net Assets Resulting from Distributions to Stockholders	$(64,231)	$(130,994)

Capital Share Transactions
Repurchase of common stock	$(23,982)	$(19,746)
Net Decrease in Net Assets Resulting from Capital Share Transactions	$(23,982)	$(19,746)

Net Assets
Net decrease in net assets during the period	$(46,934)	$(63,711)
Net assets at beginning of period	1,418,086	1,481,797
Net Assets at End of Period	$1,371,152	$1,418,086

Capital Share Activity
Shares repurchased during the period	(4,255,102)	(3,382,558)
Shares issued and outstanding at beginning of period	216,312,096	219,694,654
Shares Issued and Outstanding at End of Period	212,056,994	216,312,096

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Six Months Ended September 30,
	2018	2017
Operating Activities
Net increase (decrease) in net assets resulting from operations	$41,279	$60,568
Net realized losses	31,257	237,374
Net change in unrealized losses	(8,826)	(230,465)
Net amortization of premiums and accretion of discounts on investments	(3,358)	(3,563)
Accretion of discount on notes	297	297
Amortization of deferred financing costs	2,345	2,418
Gains/losses from foreign currency transactions	(26)	6,619
PIK interest and dividends capitalized	(4,089)	(10,501)
Changes in operating assets and liabilities:
Purchases of investments	(760,464)	(580,567)
Proceeds from sales and repayments of investments	639,764	618,789
Purchases of option contracts	(23,740)	(5,062)
Proceeds from option contracts	546	5,041
Net settlement of option contracts	12,414	—
Decrease (increase) in interest receivable	332	(1,063)
Decrease (increase) in dividends receivable	—	3,346
Decrease (increase) in prepaid expenses and other assets	(768)	132
Increase (decrease) in management and performance-based incentive fees payable	268	2,064
Increase (decrease) in interest payable	385	(39)
Increase (decrease) in accrued administrative services expense	(275)	(465)
Increase (decrease) in other liabilities and accrued expenses	3,069	(2,220)
Net Cash Used in/Provided by Operating Activities	$(69,590)	$102,703
Financing Activities
Issuances of debt	$553,603	$622,483
Payments of debt	(394,500)	(627,219)
Financing costs paid and deferred	(10)	(170)
Repurchase of common stock	(23,982)	(3,956)
Distributions paid	(64,736)	(65,908)
Net Cash Used in/Provided by Financing Activities	$70,375	$(74,770)

Cash, Cash Equivalents, Foreign Currencies and Collateral on Option Contracts
Net increase (decrease) in cash, cash equivalents, foreign currencies and collateral on option contracts during the period	$785	$27,933
Effect of foreign exchange rate changes on cash and cash equivalents	(11)	2
Cash, cash equivalents, foreign currencies and collateral on option contracts at beginning of period	20,349	11,280
Cash, Cash Equivalents, Foreign Currencies and Collateral on Option Contracts at the End of Period	$21,123	$39,215

Supplemental Disclosure of Cash Flow Information
Cash interest paid	$25,455	$25,326

Non-Cash Activity
PIK income	$4,961	$11,780

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2018
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (30)	Fair Value (1) (31)
Advertising, Printing & Publishing
A-L Parent LLC	Second Lien Secured Debt	9.50% (1M L+725, 1.00% Floor)	12/02/24	$5,536	$5,491	$5,591	(10)
American Media, Inc.	First Lien Secured Debt	10.35% (3M L+800, 1.00% Floor)	08/24/20	12,344	12,149	12,714
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/24/20	1,778	(25)	—	(21)(23)
					12,124	12,714
Simplifi Holdings, Inc.	First Lien Secured Debt	7.74% (1M L+550, 1.00% Floor)	09/28/22	25,492	25,018	25,237	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/28/22	2,400	(9)	(24)	(8)(9)(21)(23)
					25,009	25,213
Total Advertising, Printing & Publishing					$42,624	$43,518
Aerospace & Defense
Erickson Inc	First Lien Secured Debt - Revolver	9.90% (3M L+750, 1.00% Floor)	04/28/22	$27,956	$27,956	$27,327	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/28/22	10,479	(402)	(236)	(8)(9)(21)(23)
	First Lien Secured Debt - Letters of Credit	7.50%	9/30/18 - 4/30/20	6,564	—	(147)	(8)(9)(23)
					27,554	26,944
ILC Dover LP	Second Lien Secured Debt	10.89% (3M L+850, 1.00% Floor)	06/28/24	20,000	19,601	19,550
PAE Holding Corporation	Second Lien Secured Debt	11.89% (3M L+950, 1.00% Floor)	10/20/23	28,097	27,481	28,237	(10)
Total Aerospace & Defense					$74,636	$74,731
Automotive
Accelerate Parent Corp.	Common Equity/Interests - Common Stock	N/A	N/A	1,664,046 Shares	$1,714	$—	(13)
Crowne Automotive
Vari-Form Group, LLC	First Lien Secured Debt	13.31% (3M L+11.00% (7.00% Cash plus 4.00% PIK), 1.00% Floor)	02/02/23	$5,122	4,993	2,919	(9)
	First Lien Secured Debt	6.31% (3M 4.00% PIK, 1.00% Floor)	02/02/23	515	500	294	(9)
Vari-Form Inc.	First Lien Secured Debt	13.31% (3M L+11.00% (7.00% Cash plus 4.00% PIK), 1.00% Floor)	02/02/23	10,125	9,867	5,771	(9)
					15,360	8,984
K&N Parent, Inc.	Second Lien Secured Debt	11.14% (3M L+875, 1.00% Floor)	10/21/24	23,765	23,399	23,171	(10)
Total Automotive					$40,473	$32,155
Aviation and Consumer Transport
Merx Aviation
Merx Aviation Finance Assets Ireland Limited (5)	First Lien Secured Debt - Letters of Credit	2.25%	2/18/19 - 2/22/19	$3,600	$—	$—	(23)
Merx Aviation Finance, LLC (5)	First Lien Secured Debt - Revolver	12.00%	10/31/23	403,550	403,550	403,550	(23)
	First Lien Secured Debt - Letter of Credit	2.25%	07/13/19	177	—	—	(23)
	Common Equity/Interests - Membership Interests	N/A	N/A	N/A	15,000	53,336
Total Aviation and Consumer Transport					$418,550	$456,886
Beverage, Food & Tobacco
Eagle Foods Family Group, LLC	First Lien Secured Debt	8.89% (3M L+650, 1.00% Floor)	06/14/24	$24,937	$24,671	$24,688	(9)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2018
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (30)	Fair Value (1) (31)
	First Lien Secured Debt - Unfunded Revolver	0.00% Unfunded	06/14/23	3,750	(24)	(38)	(8)(9)(21)(23)
					24,647	24,650
Florida Food Products
Florida Food Products, Inc.	First Lien Secured Debt	8.99% (1M L+675, 1.00% Floor)	09/08/25	23,288	22,711	23,055	(9)
Florida Food Products, LLC	First Lien Secured Debt - Revolver	8.99% (1M L+675, 1.00% Floor)	09/06/23	514	514	509	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/06/23	1,199	(37)	(12)	(8)(9)(21)(23)
					23,188	23,552
Total Beverage, Food & Tobacco					$47,835	$48,202
Business Services
Access CIG, LLC	Second Lien Secured Debt	9.99% (1M L+775)	02/27/26	$15,186	$15,057	$15,309	(10)
	Second Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	02/27/26	714	—	—	(10)(21)(23)
					15,057	15,309
Aero Operating LLC	First Lien Secured Debt	9.51% (1M L+725, 1.00% Floor)	12/29/22	33,058	32,356	32,728	(9)
	First Lien Secured Debt - Unfunded Revolver	1.00% Unfunded	12/29/22	4,716	(26)	(47)	(8)(9)(21)(23)
	First Lien Secured Debt - Letter of Credit	7.25%	06/21/19	96	—	(1)	(8)(9)(23)
					32,330	32,680
Ambrosia Buyer Corp.	Second Lien Secured Debt	10.24% (1M L+ 800, 1.00% Floor)	08/28/25	21,429	20,966	20,962
Aptean, Inc.	Second Lien Secured Debt	11.89% (3M L+950, 1.00% Floor)	12/20/23	11,148	11,054	11,203	(10)
CT Technologies Intermediate Holdings, Inc	Second Lien Secured Debt	11.24% (1M L+900, 1.00% Floor)	12/01/22	31,253	30,553	30,159	(9)
Education Personnel	First Lien Secured Debt	7.28% (6M L+475, 0.50% Floor)	08/31/24	£4,118	5,207	5,316	(9)(17)
	First Lien Secured Debt - Revolver	7.28% (6M L+475, 0.50% Floor)	08/31/24	£1,470	1,866	1,898	(9)(17)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.66% Unfunded	08/31/24	£4,412	—	—	(9)(17)(21)(23)
					7,073	7,214
Electro Rent Corporation	Second Lien Secured Debt	11.21% (1M L+900, 1.00% Floor)	01/31/25	36,598	35,676	35,866	(9)
Ministry Brands, LLC	Second Lien Secured Debt	11.75% (6M L+925, 1.00% Floor)	06/02/23	10,000	9,891	10,050
Newscycle Solutions, Inc.	First Lien Secured Debt	9.24% (1M L+700, 1.00% Floor)	12/29/22	14,641	14,328	14,494	(9)
	First Lien Secured Debt	9.26% (1M L+700, 1.00% Floor)	12/29/22	1,226	1,208	1,213	(9)
	First Lien Secured Debt - Revolver	9.23% (1M L+700, 1.00% Floor)	12/29/22	240	240	238	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/29/22	260	(11)	(3)	(8)(9)(21)(23)
					15,765	15,942
PSI Services, LLC	First Lien Secured Debt	7.24% (1M L+500, 1.00% Floor)	01/20/23	4,598	4,515	4,574	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	01/20/23	519	—	—	(9)(21)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	01/20/22	397	(7)	(2)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	01/20/22	£47	—	—	(9)(21)(23)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2018
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (30)	Fair Value (1) (31)
	Second Lien Secured Debt	11.24% (1M L+900, 1.00% Floor)	01/20/24	37,893	37,044	37,669	(9)
					41,552	42,241
RA Outdoors, LLC	First Lien Secured Debt	6.92% (1M L+475, 1.00% Floor)	09/11/24	7,174	7,052	7,103	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/09/22	1,200	(19)	(12)	(8)(9)(21)(23)
	Second Lien Secured Debt	10.92% (1M L+875, 1.00% Floor)	09/11/25	34,200	33,457	33,516	(9)
					40,490	40,607
Skyline Data, News and Analytics LLC	Common Equity/Interests - Class A Common Unit	N/A	N/A	4,500,000 Shares	4,500	4,500	(13)
STG-Fairway Acquisitions, Inc.	Second Lien Secured Debt	11.49% (1M L+925, 1.00% Floor)	06/30/23	15,000	14,776	14,400	(10)
Transplace Holdings, Inc.	Second Lien Secured Debt	10.90% (1M L+875, 1.00% Floor)	10/06/25	8,599	8,409	8,717	(10)
U.S. Security Associates Holdings, Inc.	Unsecured Debt	11.00%	01/28/20	80,000	80,000	80,000
Vertafore, Inc.	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/30/23	14,591	(1,639)	(1,678)	(8)(21)(23)
	First Lien Secured Debt - Letters of Credit	3.25%	06/30/23	409	—	(47)	(8)(23)
					(1,639)	(1,725)
Total Business Services					$366,453	$368,125
Chemicals, Plastics & Rubber
Carbon Free Chemicals
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)	First Lien Secured Debt	5.215% PIK	09/30/20	$48,805	$48,805	$47,412
	Common Equity/Partnership Interests - Residual Interests	N/A	09/30/20	10,500	10,500	—	(13)
Carbonfree Caustic SPE LLC	Unfunded Delayed Draw - Promissory Note	N/A	06/30/20	7,611	—	—	(21)(23)
					59,305	47,412
Hare Bidco, Inc.	Second Lien Secured Debt	9.75% (1M E+875, 1.00% Floor)	08/01/24	€13,574	14,445	15,451
Westfall Technik, Inc.	First Lien Secured Debt	7.33% (3M L+500, 1.00% Floor)	09/13/24	4,712	4,618	4,617	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	09/13/24	10,769	(100)	(108)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/13/24	2,019	(37)	(40)	(8)(9)(21)(23)
					4,481	4,469
Total Chemical, Plastics & Rubber					$78,231	$67,332
Consumer Goods – Durable
Hayward Industries, Inc.	Second Lien Secured Debt	10.49% (1M L+825)	08/04/25	$20,836	$20,565	$20,718
KLO Holdings
9357-5991 Quebec Inc.	First Lien Secured Debt	10.01% (1M L+775, 0.75% Floor)	04/07/22	9,203	9,122	8,873
KLO Acquisition LLC	First Lien Secured Debt	10.01% (1M L+775, 0.75% Floor)	04/07/22	5,328	5,281	5,137
					14,403	14,010
Sorenson Holdings, LLC	Common Equity/Interests - Membership Interests	N/A	N/A	587 Shares	—	493	(13)
Total Consumer Goods - Durable					$34,968	$35,221

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2018
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)		Cost (30)	Fair Value (1) (31)
Consumer Goods – Non-Durable
ABG Intermediate Holdings 2, LLC	Second Lien Secured Debt	9.99% (1M L+775, 1.00% Floor)	09/29/25		$7,371	$7,343	$7,431	(10)
Sequential Brands Group, Inc.	Second Lien Secured Debt	10.92% (1M L+875)	02/07/24		13,229	13,111	13,209	(17)
Reddy Ice Corporation	First Lien Secured Debt	9.76% (1M L+750, 1.00% Floor)	06/30/23		29,167	28,751	28,877	(9)
	First Lien Secured Debt	9.76% (1M L+750, 1.00% Floor)	06/30/23		191	188	189	(9)
	First Lien Secured Debt - Revolver	11.75% (P+650)	06/30/23		76	76	75	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/30/23		2,844	(42)	(13)	(8)(9)(21)(23)
	First Lien Secured Debt - Letters of Credit	4.50%	04/05/19		9,680	—	(96)	(8)(9)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	06/30/23		1,469	—	—	(9)(21)(23)
						28,973	29,032
Total Consumer Goods - Non-Durable						$49,427	$49,672
Consumer Services
1A Smart Start LLC	Second Lien Secured Debt	10.49% (1M L+825, 1.00% Floor)	08/22/22		$25,100	$24,681	$24,667
Nemo (BC) Bidco Pty Ltd	First Lien Secured Debt	8.06% (3M BBSW+575, 1.00% Floor)	04/06/24	A$	6,008	4,350	4,250	(17)
	First Lien Secured Debt	8.06% (3M BBSW+575, 1.00% Floor)	04/06/24	A$	303	221	215	(17)
	First Lien Secured Debt - Unfunded Delayed Draw	2.59% Unfunded	04/06/24	A$	688	(7)	(11)	(8)(17)(21)(23)
						4,564	4,454
Total Consumer Services						$29,245	$29,121
Containers, Packaging & Glass
Sprint Industrial Holdings, LLC	Second Lien Secured Debt	13.50% PIK	11/14/19		$20,378	$18,107	$13,636	(13)(14)
	Common Equity/Interests - Warrants	N/A	N/A		7,341 Warrants	—	—	(13)(26)
						18,107	13,636
TricorBraun Holdings, Inc.	First Lien Secured Debt - Revolver	7.50% (P+225)	11/30/21		818	818	819	(23)
	First Lien Secured Debt - Revolver	5.49% (1M L+325)	11/30/21		1,500	1,500	1,503	(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/30/21		3,307	(320)	—	(21)(23)
						1,998	2,322
Total Containers, Packaging & Glass						$20,105	$15,958
Diversified Investment Vehicles, Banking, Finance, Real Estate
Craft 2015-2	Structured Products and Other - Credit-Linked Note	11.23% (3M L+925)	01/16/24		24,998	25,495	24,998	(11)(17)
Flock SPV I, LLC	First Lien Secured Debt	8.77% (1M L+650)	08/30/22		8,000	7,922	7,922	(9)(17)
	First Lien Secured Debt - Revolver	8.74% (1M L+650)	08/30/22		1,333	1,320	1,320	(9)(17)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	08/30/22		10,667	(104)	(104)	(8)(9)(17)(21)(23)
						9,138	9,138
Golden Bear 2016-R, LLC (3)(4)	Structured Products and Other - Membership Interests	N/A	09/20/42		—	16,595	13,386	(17)
Mayfield Agency Borrower Inc.	Second Lien Secured Debt	10.74% (1M L+850, 0.00% Floor)	03/02/26		5,000	4,930	4,981	(10)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2018
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (30)	Fair Value (1) (31)
Purchasing Power, LLC	First Lien Secured Debt	7.62% (1M L+550)	05/09/19	6,300	6,275	6,274	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	05/09/19	3,000	(12)	(12)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	05/09/19	20,700	(83)	(85)	(8)(9)(21)(23)
					6,180	6,177
Ten-X, LLC	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/29/22	4,680	(337)	(348)	(8)(21)(23)
Total Diversified Investment Vehicles, Banking, Finance, Real Estate					$62,001	$58,332
Energy – Electricity
AMP Solar Group, Inc. (4)	Common Equity/Interests - Class A Common Unit	N/A	N/A	243,646 Shares	10,000	5,238	(13)(17)
Renew Financial
AIC SPV Holdings II, LLC (4)	Preferred Equity - Preferred Stock	N/A	N/A	143 Shares	534	949	(15)(17)
Renew Financial LLC (f/k/a Renewable Funding, LLC) (4)	Preferred Equity - Series B Preferred Stock	N/A	N/A	1,505,868 Shares	8,343	18,469	(13)
	Preferred Equity - Series D Preferred Stock	N/A	N/A	436,689 Shares	5,568	6,426	(13)
Renew JV LLC (4)	Common Equity/Interests - Membership Interests	N/A	N/A	N/A	1,602	1,682	(13)(17)
					16,047	27,526
Solarplicity Group
Solarplicity Group Limited (3)(4)	First Lien Secured Debt	N/A	11/30/22	£4,331	5,811	5,514	(13)(17)
Solarplicity UK Holdings Limited	First Lien Secured Debt	4.00%	03/08/23	£5,562	7,637	7,038	(17)
	Preferred Equity - Preferred Stock	N/A	N/A	4,286 Shares	5,861	4,847	(2)(13)(17)
	Common Equity/Interests - Ordinary Shares	N/A	N/A	2,825 Shares	4	794	(2)(13)(17)
					19,313	18,193
Total Energy – Electricity					$45,360	$50,957
Energy – Oil & Gas
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.) (5)	First Lien Secured Debt	8.00% Cash (10.00% PIK Toggle)	03/29/19	$15,000	$15,000	$15,000
	Second Lien Secured Debt	10.00% PIK (8.00% Cash Toggle)	03/29/21	32,067	32,067	32,067
	Common Equity/Interests - Common Stock	N/A	N/A	5,000,000 Shares	30,079	13,715	(13)
					77,146	60,782
Pelican Energy, LLC (4)	Common Equity/Interests - Membership Interests	N/A	N/A	1,444 Shares	19,458	7,299	(13)(17)(29)
SHD Oil & Gas, LLC (5)	First Lien Secured Debt - Tranche C Note	12.00%	12/31/19	19,200	19,200	19,776
	First Lien Secured Debt - Tranche A Note	14.00% (8.00% Cash plus 6.00% PIK)	12/31/19	44,771	44,771	46,114
	First Lien Secured Debt - Tranche B Note	14.00% PIK	12/31/19	78,536	44,380	47,788	(13)(14)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	12/31/19	2,800	—	—	(21)(23)
	Common Equity/Interests - Series A Units	N/A	N/A	7,600,000 Shares	1,412	—	(13)(29)
					109,763	113,678
Total Energy – Oil & Gas					$206,367	$181,759

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2018
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)		Cost (30)	Fair Value (1) (31)
Food & Grocery
Bumble Bee Foods
Bumble Bee Holdings, Inc.	First Lien Secured Debt	10.31% (3M L+800, 1.00% Floor)	08/15/23		$15,429	$15,165	$15,120
Connors Bros Clover Leaf Seafoods Company	First Lien Secured Debt	10.31% (3M L+800, 1.00% Floor)	08/15/23		4,371	4,297	4,284
						19,462	19,404
Grocery Outlet, Inc.	Second Lien Secured Debt	10.49% (1M L+825, 1.00% Floor)	10/21/22		25,000	24,808	25,125	(10)
Total Food & Grocery						$44,270	$44,529
Healthcare & Pharmaceuticals
Altasciences
9360-1367 Quebec Inc.	First Lien Secured Debt	8.49% (1M L+625, 1.00% Floor)	06/09/23		$2,884	$2,833	$2,776	(9)(17)
	First Lien Secured Debt	8.00% (1M L+625, 1.00% Floor)	06/09/23	C$	2,406	1,760	1,791	(9)(17)
Altasciences US Acquisition, Inc.	First Lien Secured Debt	8.49% (1M L+625, 1.00% Floor)	06/09/23		5,209	5,117	5,013	(9)
	First Lien Secured Debt - Unfunded Revolver	0.25% Unfunded	06/09/23		1,425	(4)	(53)	(8)(9)(21)(23)(28)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	06/09/23		2,851	(5)	(107)	(8)(9)(21)(23)(28)
						9,701	9,420
Amerivet Partners Management, Inc.	First Lien Secured Debt	7.99% (1M L+575, 1.00% Floor)	06/05/24		6,030	5,887	5,886	(9)
	First Lien Secured Debt	7.92% (1M L+575, 1.00% Floor)	06/05/24		1,809	1,787	1,765	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	06/05/24		18,340	(149)	(438)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/05/24		806	(12)	(19)	(8)(9)(21)(23)
						7,513	7,194
Analogic Corporation	First Lien Secured Debt	8.21% (1M L+600, 1.00% Floor)	06/22/24		27,391	26,738	27,117	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/22/23		2,609	(62)	(26)	(8)(9)(21)(23)
						26,676	27,091
Aptevo Therapeutics Inc.	First Lien Secured Debt	9.86% (1M L+760, 0.50% Floor)	02/01/23		8,571	8,688	8,532	(9)
Argon Medical Devices Holdings, Inc.	Second Lien Secured Debt	10.24% (1M L+800, 1.00% Floor)	01/23/26		19,600	19,510	19,759	(10)
Avalign Technologies, Inc.	Second Lien Secured Debt	10.76% (6M L+825, 1.00% Floor)	09/02/24		5,500	5,454	5,459
BioClinica Holding I, LP	Second Lien Secured Debt	10.63% (3M L+825, 1.00% Floor)	10/21/24		24,612	24,225	22,643	(10)
Elements Behavioral Health, Inc.	Second Lien Secured Debt	15.15% (3M L+1275 PIK, 1.00% Floor)	02/11/20		12,353	11,911	—	(13)(14)
Genesis Healthcare, Inc.	First Lien Secured Debt	8.40% (3M L+600, 0.50% Floor)	03/06/23		25,000	24,668	24,673	(9)
	First Lien Secured Debt	13.40% (3M L+1100, 1.00% Floor)	03/06/23		4,565	4,565	4,506	(9)
	First Lien Secured Debt - Revolver	8.40% (3M L+600, 0.50% Floor)	03/06/23		19,522	19,522	19,270	(9)(23)
	First Lien Secured Debt - Revolver	5.65% (3M L+325, 0.50% Floor)	03/06/23		12,167	12,167	12,010	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/06/23		29,180	(696)	(377)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	2.00% Unfunded	03/06/23		4,565	(162)	(60)	(8)(9)(21)(23)
						60,064	60,022

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2018
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (30)	Fair Value (1) (31)
Invuity, Inc.	First Lien Secured Debt	8.76% (1M L+650, 1.50% Floor)	03/01/22	10,000	9,896	11,000	(9)
	First Lien Secured Debt - Revolver	5.51% (1M L+325, 1.50% Floor)	03/01/22	446	446	455	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/01/22	2,554	(1)	—	(9)(21)(23)
	Common Equity/Interests - Warrants	N/A	N/A	32,803 Warrants	180	—	(9)(13)
					10,521	11,455
Lanai Holdings III, Inc.	Second Lien Secured Debt	10.84% (3M L+850, 1.00% Floor)	08/28/23	17,391	17,027	16,609	(10)
LSCS Holdings, Inc	Second Lien Secured Debt	10.64% (3M L+825)	03/16/26	16,669	16,318	16,586
	Second Lien Secured Debt	10.64% (3M L+825)	03/16/26	3,149	3,083	3,133
	Second Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	03/16/26	1,397	(14)	(3)	(8)(21)(23)
					19,387	19,716
Maxor National Pharmacy Services, LLC	First Lien Secured Debt	8.37% (3M L+600, 1.00% Floor)	11/22/23	24,860	24,332	24,375	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/22/22	1,558	(7)	(31)	(8)(9)(21)(23)
					24,325	24,344
Oxford Immunotec, Inc.	First Lien Secured Debt	9.86% (1M L+760, 0.50% Floor)	10/01/21	9,750	9,949	9,985	(9)(17)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	10/01/21	1,000	—	—	(9)(17)(21)(23)
					9,949	9,985
Partner Therapeutics, Inc	First Lien Secured Debt	8.91% (1M L+665, 1.00% Floor)	01/01/23	10,000	9,840	9,845	(9)
	Preferred Equity - Preferred Stock	N/A	N/A	55,556 Shares	333	333	(9)
	Common Equity/Interests - Warrants	N/A	N/A	33,333 Warrants	135	99	(9)(13)
					10,308	10,277
PTC Therapeutics, Inc	First Lien Secured Debt	8.41% (1M L+615, 1.00% Floor)	05/01/21	12,667	12,626	12,793	(9)(17)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	05/01/21	6,333	(2)	—	(9)(17)(21)(23)
					12,624	12,793
RiteDose Holdings I, Inc.	First Lien Secured Debt	9.15% (3M L+675, 1.00% Floor)	09/13/23	14,888	14,487	14,319	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/13/22	2,000	(7)	(67)	(8)(9)(21)(23)
					14,480	14,252
Teladoc, Inc.	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	07/14/20	1,306	(40)	(1)	(8)(17)(21)(23)
	First Lien Secured Debt - Letters of Credit	7.25%	1/12/19 - 5/15/20	360	—	—	(8)(17)(23)
					(40)	(1)
TherapeuticsMD, Inc.	First Lien Secured Debt	10.01% (1M L+775, 1.50% Floor)	05/01/23	22,500	22,346	22,275	(9)(17)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	05/01/23	37,500	(350)	(375)	(8)(9)(17)(21)(23)
					21,996	21,900
Wright Medical Group, Inc.	First Lien Secured Debt	10.11% (1M L+785, 1.00% Floor)	12/23/21	6,667	6,548	6,533	(9)(17)
	First Lien Secured Debt - Revolver	6.51% (1M L+425, 0.75% Floor)	12/23/21	11,933	11,933	11,933	(9)(17)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/23/21	38,067	(323)	—	(9)(17)(21)(23)
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2018
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (30)	Fair Value (1) (31)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	12/23/21	6,667	(119)	(133)	(8)(9)(17)(21)(23)
					18,039	18,333
Total Healthcare & Pharmaceuticals					$332,358	$319,783
High Tech Industries
ChargePoint, Inc.	First Lien Secured Debt	8.81% (1M L+655, 1.25% Floor)	06/01/23	$10,500	$10,400	$10,411	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	06/01/23	3,000	(29)	—	(9)(21)(23)
					10,371	10,411
ChyronHego Corporation	First Lien Secured Debt	7.43% (3M L+643, 1.00% Floor)	03/09/20	34,812	34,584	33,419	(18)
DigiCert Holdings, Inc.	Second Lien Secured Debt	10.24% (1M L+800, 1.00% Floor)	10/31/25	15,196	15,129	15,111	(10)
FiscalNote, Inc.	First Lien Secured Debt	10.17% (1M L+800, 1.00% Floor)	08/21/23	28,125	27,369	27,352	(9)
	First Lien Secured Debt - Revolver	10.22% (1M L+800, 1.00% Floor)	08/21/23	1,125	1,125	1,094	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/21/23	1,500	(71)	(41)	(8)(9)(21)(23)
	Preferred Equity - Series F Preferred Stock	N/A	N/A	259,564 Shares	1,500	1,500	(9)
					29,923	29,905
International Cruise & Excursion Gallery, Inc.	First Lien Secured Debt	7.49% (1M L+525, 1.00% Floor)	06/06/25	14,962	14,675	14,888
LabVantage Solutions
LabVantage Solutions Inc.	First Lien Secured Debt	9.74% (1M L+750, 1.00% Floor)	12/29/20	12,421	12,238	12,297
LabVantage Solutions Limited	First Lien Secured Debt	7.50% (1M E+750, 1.00% Floor)	12/29/20	€12,195	12,930	14,023	(17)
	First Lien Secured Debt - Revolver	7.50% (1M E+750, 1.00% Floor)	12/29/20	€609	750	700	(17)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/29/20	€2,827	(120)	(33)	(8)(17)(21)(23)
					25,798	26,987
Omnitracs, LLC	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/23/23	3,750	(302)	(338)	(8)(21)(23)
Smokey Merger Sub, Inc.	Second Lien Secured Debt	10.82% (3M L+850, 1.00% Floor)	05/24/24	30,000	29,272	30,300	(9)
Telestream Holdings Corporation	First Lien Secured Debt	7.61% (3M L +645, 1.00% Floor)	03/24/22	36,166	35,902	35,262	(18)
Tibco Software Inc.	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/05/19	6,000	—	(840)	(8)(21)(23)
ZPower, LLC	First Lien Secured Debt	10.01% (1M L+775, 1.00% Floor)	07/01/22	6,667	6,659	6,624	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	07/01/22	1,667	(7)	(11)	(8)(9)(21)(23)
	Common Equity/Interests - Warrants	N/A	N/A	29,630 Warrants	48	65	(9)(13)
					6,700	6,678
Total High Tech Industries					$202,052	$201,783
Hotel, Gaming, Leisure, Restaurants
GFRC Holdings LLC	First Lien Secured Debt	10.21% (2M L+800 Cash (L+800 PIK Toggle), 1.50% Floor)	02/01/22	$2,500	$2,500	$2,500
Total Hotel, Gaming, Leisure, Restaurants					$2,500	$2,500

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2018
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (30)	Fair Value (1) (31)
Insurance
Confie Seguros Holding II Co.	Second Lien Secured Debt	11.74% (1M L+950, 1.25% Floor)	05/08/19	$16,844	$16,823	$16,423	(10)
Total Insurance					$16,823	$16,423
Manufacturing, Capital Equipment
MedPlast Holdings Inc.	Second Lien Secured Debt	10.15% (3M L+775)	07/02/26	$8,000	$7,922	$8,140	(10)
Total Manufacturing, Capital Equipment					$7,922	$8,140
Media – Diversified & Production
SESAC Holdco II LLC	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	02/23/22	$587	$(1)	$(44)	(8)(21)(23)
	Second Lien Secured Debt	9.49% (1M L+725, 1.00% Floor)	02/24/25	3,241	3,215	3,231	(10)
Total Media – Diversified & Production					$3,214	$3,187
Metals & Mining
Magnetation, LLC	First Lien Secured Debt	10.40% (3M L+800 Cash (PIK Toggle))	12/31/19	$1,352	$1,273	$157	(13)(14)
Total Metals & Mining					$1,273	$157
Telecommunications
IPC Corporation	First Lien Secured Debt	7.33% (3M L+500, 1.00% Floor)	08/06/21	$10,000	$9,913	$9,850	(9)
Securus Technologies Holdings, Inc.	Second Lien Secured Debt	10.49% (1M L+825, 1.00% Floor)	11/01/25	12,878	12,764	12,958	(10)
UniTek Global Services Inc.	First Lien Secured Debt - Letters of Credit	7.50%	01/13/19	3,415	—	—	(23)
Total Telecommunications					$22,677	$22,808
Transportation – Cargo, Distribution
Dynamic Product Tankers, LLC (5)	First Lien Secured Debt	9.39% (3M L+700)	06/30/23	$42,000	$41,810	$42,000	(17)
	First Lien Secured Debt - Letters of Credit	2.25%	9/20/19 - 1/31/21	2,750	—	—	(17)(23)
	Common Equity/Interests - Class A Units	N/A	N/A	N/A	48,956	39,424	(17)(24)
					90,766	81,424
MSEA Tankers LLC (5)	Common Equity/Interests - Class A Units	N/A	N/A	N/A	74,450	73,775	(17)(25)
PT Intermediate Holdings III, LLC	Second Lien Secured Debt	10.39% (3M L+800, 1.00% Floor)	12/08/25	9,375	9,290	9,516
Total Transportation – Cargo, Distribution					$174,506	$164,715
Utilities – Electric
Asset Repackaging Trust Six B.V.	Structured Products and Other	12.81%	05/18/27	$58,411	$26,247	$28,747	(11)(17)(19)
Total Utilities – Electric					$26,247	$28,747
Total Investments before Cash Equivalents and Option Contracts					$2,350,117	$2,324,741
J.P. Morgan U.S. Government Money Market Fund	N/A	N/A	N/A	$17,124	$17,124	$17,124	(22)
Total Investments after Cash Equivalents and before Option Contracts					$2,367,241	$2,341,865

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2018
(In thousands, except share data)

Counterparty	Instrument	Exercise Price	Maturity Date	Number of Contracts	Notional Amount (27)	Cost (Proceeds)	Fair Value (1)
Purchased Put Options
CME Group	WTI Crude Oil Put Options	$42.05	12/31/19	125	$5,256	$150	$50	(10)
CME Group	WTI Crude Oil Put Options	42.85	12/31/19	125	5,356	138	56	(10)
CME Group	WTI Crude Oil Put Options	45.00	10/31/18 - 4/30/19	572	25,740	878	15	(10)
Total Purchased Put Options						$1,166	$121	(16)
Written Call Options
CME Group	WTI Crude Oil Call Options	$54.30	10/31/18 - 3/29/19	137	$(7,439)	$(354)	$(2,527)	(10)
CME Group	WTI Crude Oil Call Options	55.00	10/31/18 - 3/29/19	127	(6,985)	(317)	(2,253)	(10)
CME Group	WTI Crude Oil Call Options	57.50	10/31/18 - 4/30/19	154	(8,855)	(323)	(2,367)	(10)
CME Group	WTI Crude Oil Call Options	62.75	10/31/18 - 4/30/19	154	(9,664)	(189)	(1,640)	(10)
CME Group	WTI Crude Oil Call Options	85.00	12/31/19	250	(21,250)	(287)	(425)	(10)
Total Written Call Options						$(1,470)	$(9,212)	(16)
Total Investments after Cash Equivalents and Option Contracts						$2,366,937	$2,332,774	(6)(7)
____________________

(1)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (See Note 2 to the financial statements).

(2)	Preferred and ordinary shares in Solarplicity UK Holdings Limited are GBP denominated equity investments.

(3)
Denotes investments in which the Company owns greater than 25% of the equity, where the governing documents of each entity preclude the Company from exercising a controlling influence over the management or policies of such entity. The Company does not have the right to elect or appoint more than 25% of the directors or another party has the right to elect or appoint more directors than the Company and has the right to appoint certain members of senior management. Therefore, the Company has determined that these entities are not controlled affiliates. As of September 30, 2018, we had a 100% and 28% equity ownership interest in Golden Bear 2016-R, LLC and Solarplicity Group Limited, respectively. Equity ownership in Solarplicity Group Limited was written off as it was deemed worthless.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2018
(In thousands, except share data)

(4)
Denotes investments in which we are an “Affiliated Person,” as defined in the 1940 Act, due to holding the power to vote or owning 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of March 31, 2018 and September 30, 2018 along with transactions during the six months ended September 30, 2018 in these affiliated investments are as follows:

Name of Issuer	Fair Value at March 31, 2018	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at September 30, 2018	Net Realized Gains (Losses)	Interest/Dividend/Other Income
AIC SPV Holdings II, LLC, Preferred Stock	$925	$—	$—	$24	$949	$—	$46
AMP Solar Group, Inc., Class A Common Unit	5,051	—	—	187	5,238	—	—
Golden Bear 2016-R, LLC, Membership Interests	14,147	89	—	(850)	13,386	—	561
Pelican Energy, LLC, Membership Interests	12,946	—	(4,983)	(664)	7,299	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series B Preferred Stock	19,035	—	—	(566)	18,469	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series D Preferred Stock	6,676	—	—	(250)	6,426	—	—
Renew JV LLC, Membership Interests	4,111	566	(1,703)	(1,292)	1,682	2,007	—
Solarplicity Group Limited, First Lien Term Loan	6,063	—	—	(549)	5,514	—	—
	$68,954	$655	$(6,686)	$(3,960)	$58,963	$2,007	$607
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

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2018
(In thousands, except share data)

(5)
Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Fair value as of March 31, 2018 and September 30, 2018 along with transactions during the six months ended September 30, 2018 in these controlled investments are as follows:

Name of Issuer	Fair Value at March 31, 2018	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Losses	Fair Value at September 30, 2018	Net Realized Losses	Interest/Dividend/Other Income
Dynamic Product Tankers, LLC, First Lien Term Loan	$42,000	$20	$—	$(20)	$42,000	$—	$1,988
Dynamic Product Tankers, LLC, Letters of Credit	—	—	—	—	—	—	—
Dynamic Product Tankers, LLC, Class A Units	41,479	850	—	(2,905)	39,424	—	—
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), First Lien Term Loan	15,000	—	—	—	15,000	—	603
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Second Lien Term Loan	30,510	1,557	—	—	32,067	—	1,575
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Common Stock	20,303	—	—	(6,588)	13,715	—	—
Merx Aviation Finance Assets Ireland Limited, Letters of Credit	—	—	—	—	—	—	—
Merx Aviation Finance, LLC, Letter of Credit	—	—	—	—	—	—	—
Merx Aviation Finance, LLC, Revolver	359,800	91,000	(47,250)	—	403,550	—	24,017
Merx Aviation Finance, LLC, Membership Interests	42,381	—	—	10,955	53,336	—	4,750
MSEA Tankers LLC, Class A Units	72,256	—	—	1,519	73,775	—	2,500
SHD Oil & Gas, LLC, Tranche C Note	19,776	—	—	—	19,776	—	1,171
SHD Oil & Gas, LLC, Tranche A Note	44,739	1,335	—	40	46,114	—	3,106
SHD Oil & Gas, LLC, Tranche B Note	40,816	—	—	6,972	47,788	—	—
SHD Oil & Gas, LLC, Unfunded Tranche C Note	—	—	—	—	—	—	—
SHD Oil & Gas, LLC, Series A Units	—	—	—	—	—	—	—
	$729,060	$94,762	$(47,250)	$9,973	$786,545	$—	$39,710
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

As of September 30, 2018, the Company had a 85%, 47%, 100%, 98% and 38% equity ownership interest in Dynamic Product Tankers, LLC; Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.); Merx Aviation Finance, LLC; MSEA Tankers, LLC; and SHD Oil & Gas, LLC (f/k/a Spotted Hawk Development LLC), respectively.

(6)	Aggregate gross unrealized gain and loss for federal income tax purposes is $151,071 and $168,737, respectively. Net unrealized loss is $17,666 based on a tax cost of $2,350,441.

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
September 30, 2018
(In thousands, except share data)

(11)
These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.

(12)	Par amount is denominated in USD unless otherwise noted, Euro (“€”), British Pound (“£”), Canadian Dollar (“C$”) and Australian Dollar (“A$”).

(13)	Non-income producing security.

(14)	Non-accrual status (See Note 2 to the financial statements).

(15)	The underlying investments of AIC SPV Holdings II, LLC is a securitization in which the Company owns preferred shares representing 14.25% economic interest.

(16)
Refer to Note 7 to the financial statements for details of the Offsetting Assets and Liabilities. On the Statement of Assets and Liabilities, the fair value of purchased put options and written call options that are settled-to-market are offset against the cash collateral posted with the clearing house as variation margin amounting to $8,557.

(17)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of September 30, 2018, non-qualifying assets represented approximately 15.67% of the total assets of the Company.

(18)	In addition to the interest earned based on the stated rate of this loan, the Company may be entitled to receive additional interest as a result of its arrangement with other lenders in a syndication.

(19)	This investment represents a leveraged subordinated interest in a trust that holds one foreign currency denominated bond and a derivative instrument.

(20)
Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread. The borrower has an option to choose the benchmark rate, such as the London Interbank Offered Rate (“LIBOR”), the Euro Interbank Offered Rate (“EURIBOR”), the federal funds rate or the prime rate. The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates (1M L, 2M L, 3M L or 6M L, respectively), EURIBOR loans are typically indexed to 90-day EURIBOR rates (3M E) and Bank Bill Swap rates (3M BBSW) are typically index to 90-day Bank Bill Swap rates, at the borrower’s option. LIBOR and EURIBOR loans may be subject to interest floors. As of September 30, 2018, rates for 1M L, 2M L, 3M L, 6M L, 1M E, 3M E, 3M BBSW, and Prime are 2.26%, 2.31%, 2.40%, 2.60%, (0.40%), (0.35%), 1.94% and 5.25%, respectively.

(21)	The rates associated with these undrawn committed revolvers and delayed draw term loans represent rates for commitment and unused fees.

(22)	This security is included in the Cash and Cash Equivalents on the Statements of Assets and Liabilities.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2018
(In thousands, except share data)

(23)
As of September 30, 2018, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 10 to the financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Portfolio Company	Total Commitment	Drawn Commitment	Letters of Credit	Undrawn Commitment
Access CIG, LLC	$714	$—	$—	$714
Aero Operating LLC	4,812	—	96	4,716
Altasciences US Acquisition, Inc.	4,277	—	—	4,277
American Media, Inc.	1,778	—	—	1,778
Amerivet Partners Management, Inc.	19,146	—	—	19,146
Analogic Corporation	2,609	—	—	2,609
Carbonfree Caustic SPE LLC	7,611	—	—	7,611
ChargePoint, Inc.	3,000	—	—	3,000
Dynamic Product Tankers, LLC	2,750	—	2,750	—
Eagle Foods Family Group, LLC	3,750	—	—	3,750
Education Personnel*	7,671	1,918	—	5,753
Erickson Inc	45,000	27,956	6,565	10,479
FiscalNote, Inc.	2,625	1,125	—	1,500
Flock SPV I, LLC	12,000	1,333	—	10,667
Florida Food Products, LLC	1,713	514	—	1,199
Genesis Healthcare, Inc.	65,435	31,689	—	33,746
Invuity, Inc.	3,000	446	—	2,554
LabVantage Solutions Limited*	3,990	707	—	3,283
LSCS Holdings, Inc	1,397	—	—	1,397
Maxor National Pharmacy Services, LLC	1,558	—	—	1,558
Merx Aviation Finance Assets Ireland Limited	3,600	—	3,600	—
Merx Aviation Finance, LLC	177	—	177	—
Nemo (BC) Bidco Pty Ltd *	498	—	—	498
Newscycle Solutions, Inc.	500	240	—	260
Omnitracs, LLC	3,750	—	—	3,750
Oxford Immunotec, Inc.	1,000	—	—	1,000
PSI Services, LLC*	977	—	—	977
PTC Therapeutics, Inc	6,333	—	—	6,333
Purchasing Power, LLC	23,700	—	—	23,700
RA Outdoors, LLC	1,200	—	—	1,200
RiteDose Holdings I, Inc.	2,000	—	—	2,000
Reddy Ice Corporation	14,069	76	9,680	4,313
SESAC Holdco II LLC	587	—	—	587
SHD Oil & Gas, LLC	2,800	—	—	2,800
Simplifi Holdings, Inc.	2,400	—	—	2,400
Teladoc, Inc.	1,666	—	360	1,306
Ten-X, LLC	4,680	—	—	4,680
TherapeuticsMD, Inc.	37,500	—	—	37,500
Tibco Software Inc.	6,000	—	—	6,000
TricorBraun Holdings, Inc.	5,625	2,318	—	3,307
UniTek Global Services Inc.	3,415	—	3,415	—
Vertafore, Inc.	15,000	—	409	14,591
Westfall Technik, Inc.	12,788	—	—	12,788
Wright Medical Group, Inc.	56,666	11,933	—	44,733
ZPower, LLC	1,667	—	—	1,667
Total Commitments	$403,434	$80,255	$27,052	$296,127
____________________
* These investments are in a foreign currency and the total commitment has been converted to USD using the September 30, 2018 exchange rate.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2018
(In thousands, except share data)

(24)
As of September 30, 2018, Dynamic Product Tankers, LLC had various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-3 units which are identical except that Class A-1 unit is voting and Class A-3 unit is non-voting. The units entitle the Company to appoint three out of five managers to the board of managers.

(25)
As of September 30, 2018, MSEA Tankers, LLC had various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-2 units which are identical except that Class A-1 unit is voting and Class A-2 unit is non-voting. The units entitle the Company to appoint two out of three managers to the board of managers.

(26)	The Company holds three classes of warrants in Sprint Industrial Holdings, LLC. The Company holds 5,595 warrants of Class G, 507 warrants of Class H, and 1,239 warrants of Class I.

(27)	The notional value represents the number of contracts open multiplied by the exercise price as of September 30, 2018.

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

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2018
(In thousands, except share data)

(30)	The following shows the composition of the Company’s portfolio at cost by control designation, investment type and industry as of September 30, 2018:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Non-Controlled/Non-Affiliated Investments
Advertising, Printing & Publishing	$37,133	$5,491	$—	$—	$—	$—	$—	$42,624
Aerospace & Defense	27,554	47,082	—	—	—	—	—	74,636
Automotive	15,360	23,399	—	—	—	1,714	—	40,473
Beverage, Food & Tobacco	47,835	—	—	—	—	—	—	47,835
Business Services	65,070	216,883	80,000	—	—	4,500	—	366,453
Chemicals, Plastics & Rubber	53,286	14,445	—	—	—	10,500	—	78,231
Consumer Goods – Durable	14,403	20,565	—	—	—	—	—	34,968
Consumer Goods – Non-Durable	28,973	20,454	—	—	—	—	—	49,427
Consumer Services	4,564	24,681	—	—	—	—	—	29,245
Containers, Packaging & Glass	1,998	18,107	—	—	—	—	—	20,105
Diversified Investment Vehicles, Banking, Finance, Real Estate	14,981	4,930	—	25,495	—	—	—	45,406
Energy – Electricity	7,637	—	—	—	5,861	4	—	13,502
Food & Grocery	19,462	24,808	—	—	—	—	—	44,270
Healthcare & Pharmaceuticals	234,196	97,514	—	—	333	—	315	332,358
High Tech Industries	156,103	44,401	—	—	1,500	—	48	202,052
Hotel, Gaming, Leisure, Restaurants	2,500		—	—	—	—	—	2,500
Insurance	—	16,823	—	—	—	—	—	16,823
Manufacturing, Capital Equipment	—	7,922	—	—	—	—	—	7,922
Media – Diversified & Production	(1)	3,215	—	—	—	—	—	3,214
Metals & Mining	1,273	—	—	—	—	—	—	1,273
Telecommunications	9,913	12,764	—	—	—	—	—	22,677
Transportation – Cargo, Distribution	—	9,290	—	—	—	—	—	9,290
Utilities – Electric	—	—	—	26,247	—	—	—	26,247
Total Non-Controlled/ Non-Affiliated Investments	$742,240	$612,774	$80,000	$51,742	$7,694	$16,718	$363	$1,511,531
Non-Controlled/Affiliated Investments
Diversified Investment Vehicles, Banking, Finance, Real Estate	$—	$—	$—	$16,595	$—	$—	$—	$16,595
Energy – Electricity	5,811	—	—	—	14,445	11,602	—	31,858
Energy – Oil & Gas	—	—	—	—	—	19,458	—	19,458
Total Non-Controlled/Affiliated Investments	$5,811	$—	$—	$16,595	$14,445	$31,060	$—	$67,911
Controlled Investments
Aviation and Consumer Transport	$403,550	$—	$—	$—	$—	$15,000	$—	$418,550
Energy – Oil & Gas	123,351	32,067	—	—	—	31,491	—	186,909
Transportation – Cargo, Distribution	41,810	—	—	—	—	123,406	—	165,216
Total Controlled Investments	$568,711	$32,067	$—	$—	$—	$169,897	$—	$770,675
Total	$1,316,762	$644,841	$80,000	$68,337	$22,139	$217,675	$363	$2,350,117

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2018
(In thousands, except share data)

(31)	The following shows the composition of the Company’s portfolio at fair value by control designation, investment type and industry as of September 30, 2018:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Non-Controlled / Non-Affiliated Investments
Advertising, Printing & Publishing	$37,927	$5,591	$—	$—	$—	$—	$—	$43,518	3.2%
Aerospace & Defense	26,944	47,787	—	—	—	—	—	74,731	5.5%
Automotive	8,984	23,171	—	—	—	—	—	32,155	2.3%
Beverage, Food & Tobacco	48,202	—	—	—	—	—	—	48,202	3.5%
Business Services	65,774	217,851	80,000	—	—	4,500	—	368,125	26.9%
Chemicals, Plastics & Rubber	51,881	15,451	—	—	—	—	—	67,332	4.9%
Consumer Goods – Durable	14,010	20,718	—	—	—	493	—	35,221	2.6%
Consumer Goods – Non-Durable	29,032	20,640	—	—	—	—	—	49,672	3.6%
Consumer Services	4,454	24,667	—	—	—	—	—	29,121	2.1%
Containers, Packaging & Glass	2,322	13,636	—	—	—	—	—	15,958	1.2%
Diversified Investment Vehicles, Banking, Finance, Real Estate	14,967	4,981	—	24,998	—	—	—	44,946	3.3%
Energy – Electricity	7,038	—	—	—	4,847	794	—	12,679	0.9%
Food & Grocery	19,404	25,125	—	—	—	—	—	44,529	3.2%
Healthcare & Pharmaceuticals	235,165	84,186	—	—	333	—	99	319,783	23.3%
High Tech Industries	154,807	45,411	—	—	1,500	—	65	201,783	14.7%
Hotel, Gaming, Leisure, Restaurants	2,500	—	—	—	—	—	—	2,500	0.2%
Insurance	—	16,423	—	—	—	—	—	16,423	1.2%
Manufacturing, Capital Equipment	—	8,140	—	—	—	—	—	8,140	0.6%
Media – Diversified & Production	(44)	3,231	—	—	—	—	—	3,187	0.2%
Metals & Mining	157	—	—	—	—	—	—	157	0%
Telecommunications	9,850	12,958	—	—	—	—	—	22,808	1.7%
Transportation – Cargo, Distribution	—	9,516	—	—	—	—	—	9,516	0.7%
Utilities – Electric	—	—	—	28,747	—	—	—	28,747	2.1%
Total Non-Controlled / Non-Affiliated Investments	$733,374	$599,483	$80,000	$53,745	$6,680	$5,787	$164	$1,479,233	107.9%
% of Net Assets	53.5%	43.8%	5.8%	3.9%	0.5%	0.4%	0%	107.9%
Non-Controlled / Affiliated Investments
Diversified Investment Vehicles, Banking, Finance, Real Estate	$—	$—	$—	$13,386	$—	$—	$—	$13,386	1.0%
Energy – Electricity	5,514	—	—	—	25,844	6,920	—	38,278	2.8%
Energy – Oil & Gas	—	—	—	—	—	7,299	—	7,299	0.5%
Total Non-Controlled / Affiliated Investments	$5,514	$—	$—	$13,386	$25,844	$14,219	$—	$58,963	4.3%
% of Net Assets	0.4%	—%	—%	1.0%	1.9%	1.0%	—%	4.3%
Controlled Investments
Aviation and Consumer Transport	$403,550	$—	$—	$—	$—	$53,336	$—	$456,886	33.3%
Energy – Oil & Gas	128,678	32,067	—	—	—	13,715	—	174,460	12.7%
Transportation – Cargo, Distribution	42,000	—	—	—	—	113,199	—	155,199	11.3%
Total Controlled Investments	$574,228	$32,067	$—	$—	$—	$180,250	$—	$786,545	57.3%
% of Net Assets	41.9%	2.3%	—%	—%	—%	13.1%	—%	57.3%
Total	$1,313,116	$631,550	$80,000	$67,131	$32,524	$200,256	$164	$2,324,741	169.5%
% of Net Assets	95.8%	46.1%	5.8%	4.9%	2.4%	14.5%	0%	169.5%

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2018
(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of September 30, 2018
Aviation and Consumer Transport	19.6%
Business Services	15.8%
Healthcare & Pharmaceuticals	13.8%
High Tech Industries	8.7%
Energy – Oil & Gas	7.8%
Transportation – Cargo, Distribution	7.1%
Aerospace & Defense	3.2%
Chemicals, Plastics & Rubber	2.9%
Diversified Investment Vehicles, Banking, Finance, Real Estate	2.5%
Energy – Electricity	2.2%
Consumer Goods – Non-durable	2.1%
Beverage, Food & Tobacco	2.1%
Food & Grocery	1.9%
Advertising, Printing & Publishing	1.9%
Consumer Goods – Durable	1.5%
Automotive	1.4%
Consumer Services	1.3%
Utilities – Electric	1.2%
Telecommunications	1.0%
Insurance	0.7%
Containers, Packaging & Glass	0.7%
Manufacturing, Capital Equipment	0.4%
Media – Diversified & Production	0.1%
Hotel, Gaming, Leisure, Restaurants	0.1%
Metals & Mining	0.0%
Total Investments	100.0%

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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share and per share data)

Note 1. Organization
Apollo Investment Corporation (the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” or “our”), a Maryland corporation incorporated on February 2, 2004, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We commenced operations on April 8, 2004 receiving net proceeds of $870,000 from our initial public offering by selling 62 million shares of common stock at a price of $15.00 per share. Since then, and through September 30, 2018, we have raised approximately $2,210,067 in net proceeds from additional offerings of common stock and repurchased common stock for $144,083.
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
Under the 1940 Act, ASC 946, and the regulations pursuant to Article 6 of Regulation S-X, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit us. Consequently, as of September 30, 2018, the Company consolidated some special purposes entities. These special purposes entities only hold investments of the Company and have no other significant asset and liabilities. All significant intercompany transactions and balances have been eliminated in consolidation.
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
Cash and cash equivalents are carried at cost which approximates fair value. Cash equivalents held as of September 30, 2018 was $17,124. Cash equivalents held as of March 31, 2018 was $14,035.
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

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides an independent assessment of value. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. During the six months ended September 30, 2018, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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
Federal and State Income Taxes
We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through September 30, 2018 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ending March 31, 2019. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.
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
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the financial statements. As of September 30, 2018, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2015 remain subject to examination by the Internal Revenue Service.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

Recent Accounting Pronouncements
In August 2018, the FASB issued guidance which changes the fair value disclosure requirements. The new guidance includes new, eliminated and modified fair value disclosures. Among other requirements, the guidance requires disclosure of the range and weighted average of the significant unobservable inputs for Level 3 fair value  measurements and the way it is calculated. The guidance also eliminated the following disclosures: (i) amount and reason for transfers between Level 1 and Level 2, (ii) policy for timing of transfers between levels of the fair value hierarchy and (iii) valuation processes for Level 3 fair value measurement. The guidance is effective for all entities for interim and annual periods beginning after December 15, 2019. Early adoption is permitted upon issuance of the guidance. The adoption of this guidance is not expected to have a material effect on the Company’s financial statements.
Note 3. Related Party Agreements and Transactions
Investment Advisory Agreement with AIM
The Company has an investment advisory management agreement with the Investment Adviser (the “Investment Advisory Agreement”) under which AIM receives a fee from the Company, consisting of two components — a base management fee and a performance-based incentive fee.
Base Management Fee
Effective April 1, 2018, the base management fee is calculated initially at an annual rate of 1.50% (0.375% per quarter) of the lesser of (i) the average of the value of the Company’s gross assets, net of average of any payable for investments (excluding cash or cash equivalents but including other assets purchased with borrowed amounts) at the end of each of the two most recently completed calendar quarters and (ii) the average monthly value (measured as of the last day of each month) of the Company’s gross assets (excluding cash or cash equivalents but including other assets purchased with borrowed amounts) during the most recently completed calendar quarter; provided, however, in each case, the base management fee is calculated at an annual rate of 1.00% (0.250% per quarter) of the average of the value of the Company’s gross assets (excluding cash or cash equivalents but including other assets purchased with borrowed amounts) that exceeds the product of (A) 200% and (B) the value of the Company’s net asset value at the end of the prior calendar quarter. The base management fee will be payable quarterly in arrears. The value of the Company’s gross assets shall be calculated in accordance with the Company's valuation policies.
For the period from April 1, 2017 through March 31, 2018, the base management fee was calculated at an annual rate of 2% (0.50% per quarter) of the average of the value of the Company’s gross assets (excluding cash or cash equivalents but including other assets purchased with borrowed amounts) at the end of each of the two most recently completed calendar quarters. For the same period, the Investment Adviser agreed to waive 25% of its base management fee so the base management fee was reduced from 2% to 1.50%.
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
For this purpose, “Cumulative Pre-Incentive Fee Net Return” during the relevant trailing twelve quarters means (x) Pre-Incentive Fee Net Investment Income in respect of the trailing twelve quarters less (y) any Net Capital Loss, since April 1, 2018, in respect of the trailing twelve quarters. If, in any quarter, the Incentive Fee Cap is zero or a negative value, the Company shall pay no Incentive Fee on Income to the Investment Adviser in that quarter. If, in any quarter, the Incentive Fee Cap is a positive value but is less than the Incentive Fee on Income calculated in accordance with Section 3(c)(i) of the 1940 Act, the Company shall pay the Investment Adviser the Incentive Fee Cap for such quarter. If, in any quarter, the Incentive Fee Cap is equal to or greater than the Incentive Fee on Income calculated in accordance with Section 3(c)(i) of the 1940 Act, the Company shall pay the Investment Adviser the Incentive Fee on Income for such quarter.
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

For accounting purposes only, we are required under GAAP to accrue a theoretical capital gains incentive fee based upon net realized capital gains and unrealized capital gain and loss on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no accrual for theoretical capital gains incentive fee for the three and six months ended September 30, 2018 and 2017. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (the “Advisers Act”) or the Investment Advisory Agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the Investment Advisory Agreement which specifically excludes consideration of unrealized capital gain.

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
For the three and six months ended September 30, 2018, the Company recognized $9,258 and $18,131 respectively, of management fees, and $6,359 and $13,782, respectively, of incentive fees before impact of waived fees. For the three and six months ended September 30, 2017, the Company recognized $12,290 and $24,415 respectively, of management fees, and $8,037 and $15,949, respectively, of incentive fees before impact of waived fees. For the three and six months ended September 30, 2018, no management fees were waived (as not applicable) and incentive fees waived were $1,834 and $3,690, respectively. For the three and six months ended September 30, 2017, management fees waived were $3,072 and $6,104, respectively, and incentive fees waived were $2,009 and $3,987, respectively.
As of September 30, 2018 and March 31, 2018, management and performance-based incentive fees payable were $16,853 and $16,585, respectively.
For the three and six months ended September 30, 2018, the amount of incentive fees on PIK income for which payments have been deferred were $0 and $0, respectively. For the three and six months ended September 30, 2017, the amount of incentive fees on PIK income for which payments have been deferred were $895 and $1,767, respectively. For the three and six months ended September 30, 2018, the Company reversed $979 and $979 of the deferred incentive fee payable related to PIK income which were deemed to be no longer realizable. For the three and six months ended September 30, 2017, the Company reversed none of the deferred incentive fee payable related to PIK income which were deemed to be no longer realizable. As of September 30, 2018 and March 31, 2018, the cumulative deferred incentive fee on PIK income included in management and performance-based incentive fee payable line of the Statements of Assets and Liabilities were $2,087 and $3,066, respectively.
For the three and six months ended September 30, 2018, the amount of interest on deferred incentive fees accrued were $23 and $47. For the three and six months ended September 30, 2017, the amount of interest on deferred incentive fees accrued were $26 and $45. For the three and six months ended September 30, 2018, the Company reversed $41 and $41, respectively, of the accrued interest payable on deferred incentive fees related to PIK income which were deemed to be no longer realizable. For the three and six months ended September 30, 2017, the Company reversed none of the accrued interest payable on deferred incentive fees related to PIK income which were deemed to be no longer realizable. As of September 30, 2018 and March 31, 2018, the accrued interest payable on deferred incentive fees were $91 and $85, respectively.
Administration Agreement with AIA
The Company has also entered into an administration agreement with the Administrator (the “Administration Agreement”) under which AIA provides administrative services for the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator and requested to be reimbursed by the Administrator in performing its obligations under the Administration Agreement. The expenses include rent and the Company’s allocable portion of compensation and other related expenses for its Chief Financial Officer, Chief Legal Officer and Chief Compliance Officer and their respective staffs. For the three and six months ended September 30, 2018, the Company recognized administrative services expense under the Administration Agreement of $1,857 and $3,495, respectively. For the three and six months ended September 30, 2017, the Company recognized administrative services expense under the Administration Agreement of $1,692 and $3,368, respectively. There was no payable to AIA and its affiliates for expenses paid on our behalf as of September 30, 2018 and March 31, 2018.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

Administrative Service Expense Reimbursement
Merx Aviation Finance, LLC (“Merx”), a wholly-owned portfolio company of the Company, has entered into an administration agreement with the Administrator (the “Merx Administration Agreement”) under which AIA provides administrative services to Merx. For the three and six months ended September 30, 2018, the Company recognized administrative service expense reimbursements of $63 and $125, respectively, under the Merx Administration Agreement. For the three and six months ended September 30, 2017, the Company recognized administrative service expense reimbursements of $62 and $125, respectively.
Debt Expense Reimbursements
The Company has also entered into debt expense reimbursement agreements with Merx Aviation Finance Assets Ireland Limited (an affiliate of Merx), Dynamic Product Tankers, LLC, UniTek Global Services Inc. and Reddy Ice Corporation which will reimburse the Company for reasonable out-of-pocket expenses incurred, including any interest, fees or other amounts incurred by the Company in connection with letters of credit issued on their behalf. For the three and six months ended September 30, 2018, the Company recognized debt expense reimbursements of $133 and $214, respectively, under the debt expense reimbursement agreements. For the three and six months ended September 30, 2017, the Company recognized debt expense reimbursements of $85 and $170, respectively, under the debt expense reimbursement agreements.
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
As of September 30, 2018, the Company’s co-investment holdings were 29% of the portfolio or $685,609, measured at fair value and 29% of the portfolio or $689,035 measured at cost basis. As of March 31, 2018, the Company’s co-investment holdings were 22% of the portfolio or $498,704, measured at fair value and 22% of the portfolio or $497,418 measure at cost basis.
Note 4. Earnings Per Share
The following table sets forth the computation of earnings (loss) per share (“EPS”), pursuant to ASC 260-10, for the three and six months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Basic Earnings (Loss) Per Share
Net increase (decrease) in net assets resulting from operations	$28,029	$31,787	$41,279	$60,568
Weighted average shares outstanding	214,099,477	219,519,803	215,002,137	219,606,751
Basic earnings (loss) per share	$0.13	$0.14	$0.19	$0.28

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

Note 5. Investments
Fair Value Measurement and Disclosures
The following table shows the composition of our investment and derivative portfolio as of September 30, 2018, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$1,316,762	$1,313,116	$—	$—	$1,313,116
Second Lien Secured Debt	644,841	631,550	—	259,039	372,511
Unsecured Debt	80,000	80,000	—	—	80,000
Structured Products and Other	68,337	67,131	—	—	67,131
Preferred Equity	22,139	32,524	—	—	32,524
Common Equity/Interests	217,675	200,256	—	—	200,256
Warrants	363	164	—	—	164
Total Investments before Option Contracts and Cash Equivalents	$2,350,117	$2,324,741	$—	$259,039	$2,065,702
Purchased Put Options	$1,166	$121	$121	$—	$—
Written Call Options	(1,470)	(9,212)	(9,212)	—	—
Total Option Contracts	$(304)	$(9,091)	$(9,091)	$—	$—
Money Market Fund	$17,124	$17,124	$17,124	$—	$—
Total Cash Equivalents	$17,124	$17,124	$17,124	$—	$—
Total Investments after Option Contracts and Cash Equivalents	$2,366,937	$2,332,774	$8,033	$259,039	$2,065,702
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

The following table shows changes in the fair value of our Level 3 investments during the three months ended September 30, 2018:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of June 30, 2018	$1,363,867	$422,023	$90,599	$67,373	$31,400	$204,849	$247	$2,180,358
Net realized gains (losses)	29	—	—	25	—	2,007	—	2,061
Net change in unrealized gains (losses)	(1,297)	1,983	(309)	(295)	(377)	(6,330)	(83)	(6,708)
Net amortization on investments	1,268	285	—	110	—	—	—	1,663
Purchases, including capitalized PIK (3)	352,552	8,988	391	47	1,501	4,056	—	367,535
Sales (3)	(403,303)	(70,152)	(10,681)	(129)	—	(4,326)	—	(488,591)
Transfers out of Level 3 (1)	—	(5,591)	—	—	—	—	—	(5,591)
Transfers into Level 3 (1)	—	14,975	—	—	—	—	—	14,975
Fair value as of September 30, 2018	$1,313,116	$372,511	$80,000	$67,131	$32,524	$200,256	$164	$2,065,702

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2018	$(506)	$2,920	$—	$(295)	$(1,134)	$(5,549)	$(83)	$(4,647)
The following table shows changes in the fair value of our Level 3 investments during the six months ended September 30, 2018:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of March 31, 2018	$1,131,943	$415,338	$90,117	$67,967	$31,052	$207,657	$251	$1,944,325
Net realized gains (losses)	52	29	—	25	(1)	2,007	—	2,112
Net change in unrealized gains (losses)	8,994	3,035	(198)	(947)	(593)	(12,096)	(87)	(1,892)
Net amortization on investments	2,172	630	—	218	—	—	—	3,020
Purchases, including capitalized PIK (3)	667,603	33,620	762	89	2,034	11,916	—	716,024
Sales (3)	(497,648)	(80,009)	(10,681)	(221)	32	(9,228)	—	(597,755)
Transfers out of Level 3 (1)	—	(5,591)	—	—	—	—	—	(5,591)
Transfers into Level 3 (1)	—	5,459	—	—	—	—	—	5,459
Fair value as of September 30, 2018	$1,313,116	$372,511	$80,000	$67,131	$32,524	$200,256	$164	$2,065,702

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2018	$8,670	$3,892	$—	$(947)	$(1,417)	$(11,267)	$(87)	$(1,156)
____________________

(1)
Transfers out (if any) of Level 3 are due to an increase in the quantity and reliability of broker quotes obtained and transfers into (if any) Level 3 are due to a decrease in the quantity and reliability of broker quotes obtained as assessed by the Investment Adviser. Transfers are assumed to have occurred at the end of the period. There were no transfers between Level 1 and Level 2 fair value measurements during the periods shown.

(2)	Includes unfunded commitments measured at fair value of $(6,062).

(3)	Includes reorganizations and restructuring of investments.

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

The following table shows changes in the fair value of our Level 3 investments during the six months ended September 30, 2017 :

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
____________________

(1)
Transfers out of Level 3 are due to an increase in the quantity and reliability of broker quotes obtained and transfers into Level 3 are due to a decrease in the quantity and reliability of broker quotes obtained as assessed by the Investment Adviser. Transfers are assumed to have occurred at the end of the periods. There were no transfers between Level 1 and Level 2 fair value measurements during the period shown.

(2)	Includes unfunded commitments measured at fair value of $(2,610).

(3)	Includes reorganizations and restructuring of investments.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of September 30, 2018 and March 31, 2018. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.
The unobservable inputs used in the fair value measurement of our Level 3 investments as of September 30, 2018 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Secured Debt	$18,456	Broker Quoted	Broker Quote	N/A	N/A	N/A
	445,550	Discounted Cash Flow	Discount Rate	2.3%	14.1%	12.2%
	157	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	56,396	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
		Market Comparable	Comparable Multiple	4.8x	4.8x	4.8x
	2,407	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	128,678	Recovery Analysis	Commodity Price	$61.86	$73.00	$64.99
	5,514	Transaction Price	Expected Proceeds	N/A	N/A	N/A
	655,957	Yield Analysis	Discount Rate	4.1%	15.9%	10.7%
Second Lien Secured Debt	34,690	Broker Quoted	Broker Quote	N/A	N/A	N/A
	13,636	Market Comparable	Comparable Multiple	0.6x	7.9x	7.9x
	30,300	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	32,067	Recovery Analysis	Commodity Price	$66.28	$73.00	$67.90
	261,817	Yield Analysis	Discount Rate	10.9%	14.4%	12.9%
Unsecured Debt	80,000	Yield Analysis	Discount Rate	11.2%	11.2%	11.2%
Structured Products and Other	42,133	Discounted Cash Flow	Discount Rate	9.5%	10.2%	10.0%
	24,998	Transaction Price	Transaction Price	N/A	N/A	N/A
Preferred Equity	1,500	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	949	Discounted Cash Flow	Discount Rate	10.5%	10.5%	10.5%
	24,894	Option Pricing Model	Expected Volatility	33.0%	33.0%	33.0%
	5,181	Yield Analysis	Discount Rate	11.4%	19.5%	19.0%
Common Equity/Interests	493	Broker Quoted	Broker Quote	N/A	N/A	N/A
	174,250	Discounted Cash Flow	Discount Rate	10.5%	26.5%	13.1%
	4,500	Market Comparable	Comparable Multiple	4.8x	7.9x	7.4x
	—	Option Pricing Model	Expected Volatility	18.0%	18.0%	18.0%
	21,014	Recovery Analysis	Commodity Price	$61.86	$73.00	$64.17
Warrants	165	Option Pricing Model	Expected Volatility	32.5%	60.0%	49.1%
Total Level 3 Investments	$2,065,702
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
Investment Transactions
For the three and six months ended September 30, 2018, purchases of investments on a trade date basis were $363,564 and $722,514, respectively. For the three and six months ended September 30, 2017, purchases of investments on a trade date basis were $265,439 and $607,475, respectively.
For the three and six months ended September 30, 2018, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $535,304 and $643,923, respectively. For the three and six months ended September 30, 2017, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $339,799 and $591,746, respectively.
PIK Income
The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the three and six months ended September 30, 2018, PIK income earned was $2,283 and $4,961, respectively. During the three and six months ended September 30, 2017, PIK income earned was $5,970 and $11,780, respectively.
The following table shows the change in capitalized PIK balance for the three and six months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
PIK balance at beginning of period	$26,437	$19,970	$24,454	$53,262
PIK income capitalized	2,106	7,726	4,089	10,501
Adjustments due to investments exited or written off	—	—	—	(35,697)
PIK income received in cash	(4,700)	—	(4,700)	(370)
PIK balance at end of period	$23,843	$27,696	$23,843	$27,696

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

Dividend Income
The Company holds structured products and other investments. The CLO equity investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The Company records as dividend income the accretable yield from its beneficial interests in structured products such as CLOs based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. During the three and six months ended September 30, 2018, dividend income from structured products was $295 and $607, respectively. During the three and six months ended September 30, 2017, dividend income from structured products was $981 and $2,068, respectively.
Investments on Non-Accrual Status
As of September 30, 2018, 3.2% of total investments at amortized cost, or 2.7% of total investments at fair value, were on non-accrual status. As of March 31, 2018, 3.3% of total investments at amortized cost, or 2.3% of total investments at fair value, were on non-accrual status.
Unconsolidated Significant Subsidiary
The following unconsolidated subsidiary is considered significant subsidiary under SEC Regulation S-X Rule 10-01(b)(1) as of September 30, 2018. Accordingly, summarized, unaudited, comparative financial information is presented below for the unconsolidated significant subsidiary.

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

	Six Months Ended September 30,
	2018	2017
Net revenue	$188,074	$63,807
Net operating income	128,188	40,927
Earnings before taxes	88,268	22,971
Net profit	88,169	22,870
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
The following table sets forth the gross fair value of derivative contracts, by major risk type, as of September 30, 2018. The table also includes information on the volume of derivatives based on the base notional value of option contracts open at September 30, 2018.

	September 30, 2018
Underlying Risk Type	Base Notional Assets	Derivative Assets Fair Value	Base Notional Liabilities	Derivative Liabilities Fair Value
Commodity:
Purchased Put Options	$36,352	$121	$—	$—
Written Call Options	—	—	(54,193)	(9,212)
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
The volume of derivatives presented in the tables above is representative of activities from September 6, 2017, when the Company started re-entering into these derivatives, through September 30, 2018 and March 31, 2018, respectively.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

The effect of transactions in derivative instruments to the Statements of Operations during the three and six months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Net Change in Unrealized Losses on Derivatives
Purchased Put Options	$1,801	$(1,037)	$3,488	$(1,037)
Written Call Options	9,125	(836)	6,871	(836)
Net Change in Unrealized Losses on Derivatives	$10,926	$(1,873)	$10,359	$(1,873)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Net Realized Losses on Derivatives
Purchased Put Options	$(2,044)	$—	$(4,620)	$—
Written Call Options	(8,267)	(5)	(18,900)	(5)
Net Realized Losses on Derivatives	$(10,311)	$(5)	$(23,520)	$(5)
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

The Company has elected not to offset assets and liabilities in the Statements of Assets and Liabilities that may be received or paid as part of collateral arrangements, even when an enforceable master netting arrangement or other agreement is in place that provides the Company, in the event of counterparty default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations. The following table presents both gross and net information about derivative instruments eligible for offset in the Statements of Assets and Liabilities as of September 30, 2018.

Counterparty	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Statements of Assets and Liabilities	Net Amounts Presented in the Statements of Assets and Liabilities		Gross Amounts Not Offset in the Statements of Assets and Liabilities
					Financial Instruments	Cash Collateral		Net Amounts
CME Group:
Variation Margin	$(534)	—	$(534)	(a)	—	534	(b)	$—
___________________

(a)
The variation margin payable on option contracts is the result of purchased put options and written call options that are settled-to-market with a fair value of $121 and ($9,212), respectively, as of September 30, 2018, offset against the variation margin posted with the CME amounting to $8,557.

(b)	Per GAAP disclosure requirements, the table above does not include excess cash collateral paid in the amount of $1,331.

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

(b)	Per GAAP disclosure requirements, the table above does not include excess cash collateral paid in the amount of $5,016.
Note 8. Debt and Foreign Currency Transactions and Translations
The Company’s outstanding debt obligations as of September 30, 2018 were as follows:

	Date Issued/Amended	Total Aggregate Principal Amount Committed	Principal Amount Outstanding		Fair Value		Final Maturity Date
Senior Secured Facility	12/22/2016	$1,190,000	$441,016	*	$450,791	(3)	12/22/2021
Senior Secured Notes (Series B)	9/29/2011	16,000	16,000		16,000	(2)	9/29/2018
2043 Notes	6/17/2013	150,000	150,000		150,300	(1)	7/15/2043
2025 Notes	3/3/2015	350,000	350,000		344,455	(2)	3/3/2025
Total Debt Obligations		$1,706,000	$957,016		$961,546
Deferred Financing Cost and Debt Discount			$(10,780)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount			$946,236
____________________

*	Includes foreign currency debt obligations as outlined in Foreign Currency Transactions and Translations within this note to the financial statements.

(1)	The fair value of these debt obligations would be categorized as Level 1 under ASC 820 as of September 30, 2018. The valuation is based on quoted prices of identical liabilities in active markets.

(2)	The fair value of these debt obligations would be categorized as Level 2 under ASC 820 as of September 30, 2018. The valuation is based on broker quoted prices.

(3)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of September 30, 2018. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.

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
Senior Secured Facility
On December 22, 2016, the Company amended and restated its senior secured, multi-currency, revolving credit facility (the “Senior Secured Facility”) from the previous April 24, 2015 amendment. The amended and restated agreement decreased the lenders’ commitments from $1,310,000 to $1,140,000, extended the final maturity date through December 22, 2021, and included an accordion provision which allows the Company to increase the total commitments under the existing revolving facility up to an aggregate principal amount of $1,965,000 from new or existing lenders on the same terms and conditions as the existing commitments. On August 29, 2017, the Company entered into an amendment to its Senior Secured Facility to increase the multicurrency commitments under the Senior Secured Facility by $50,000 from $1,140,000 to $1,190,000 pursuant to the accordion provisions therein. The Senior Secured Facility is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. Commencing January 31, 2021, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the Senior Secured Facility as of December 22, 2020. In addition, the stated interest rate on the facility remains as a formula-based calculation based on a minimum borrowing base, resulting in a stated interest rate, depending on the type of borrowing, of (a) either LIBOR plus 1.75% per annum or LIBOR plus 2.00% per annum, or (b) either Alternate Base Rate plus 0.75% per annum or Alternate Base Rate plus 1% per annum. As of September 30, 2018, the stated interest rate on the facility was LIBOR plus 2.00%. The Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Senior Secured Facility and participation fees and fronting fees of up to 2.25% per annum on the letters of credit issued.

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
The Senior Secured Facility also provides for the issuance of letters of credit up to an aggregate amount of $150,000. As of September 30, 2018 and March 31, 2018, the Company had $20,122 and $14,234, respectively, in standby letters of credit issued through the Senior Secured Facility. The amount available for borrowing under the Senior Secured Facility is reduced by any standby letters of credit issued through the Senior Secured Facility. Under GAAP, these letters of credit are considered commitments because no funding has been made and as such are not considered a liability. These letters of credit are not senior securities because they are not in the form of a typical financial guarantee and the portfolio companies are obligated to refund any drawn amounts. The available remaining capacity under the Senior Secured Facility was $728,862 and $890,550 as of September 30, 2018 and March 31, 2018, respectively. Terms used in this disclosure have the meanings set forth in the Senior Secured Facility agreement.
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
On September 29, 2016, the Series A Notes, which had an outstanding principal balance of $29,000, matured and were repaid in full. The Series B Notes, which had an outstanding principal balance of $16,000, matured and were repaid in full on October 1, 2018.
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
The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three and six months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Average debt outstanding	$1,046,451	$894,556	$988,279	$932,975
Maximum amount of debt outstanding	1,274,562	945,065	1,274,562	1,056,929

Weighted average annualized interest cost (1)	5.10%	5.51%	5.20%	5.44%
Annualized amortized debt issuance cost	0.51%	0.60%	0.54%	0.58%
Total annualized interest cost	5.61%	6.11%	5.74%	6.02%
____________________

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Facility. Commitment fees for the three and six months ended September 30, 2018 were $599 and $1,310 respectively. Commitment fees for the three and six months ended September 30, 2017 were $861 and $1,620, respectively.

Foreign Currency Transactions and Translations
The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of September 30, 2018:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
Canadian Dollar	C$	2,300	$1,894	$1,779	$115	10/22/2018
Euro		€14,000	15,129	16,261	(1,132)	10/17/2018
Euro		€15,000	16,424	17,423	(999)	10/29/2018
Euro		€23	27	27	—	10/1/2018
British Pound		£20,100	29,219	26,211	3,008	10/29/2018
Australian Dollar	A$	6,000	4,406	4,341	65	10/22/2018
			$67,099	$66,042	$1,057

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
As of September 30, 2018 and March 31, 2018, the Company was in compliance with all debt covenants for all outstanding debt obligations.
Note 9. Stockholders’ Equity
There were no equity offerings of common stock during the three and six months ended September 30, 2018 and March 31, 2018.
The Company adopted the following plans, approved by the Board of Directors, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the Securities Exchange Act of 1934 (the “1934 Act”) (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased	Cost of Shares Repurchased	Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50,000	$50,000	$—
December 14, 2015	50,000	50,000	—
September 14, 2016	50,000	44,083	5,917
Total as of September 30, 2018	$150,000	$144,083	$5,917
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
Under the Repurchase Plans described above, the Company allocated the following amounts to be repurchased in accordance with SEC Rule 10b5-1 (the “10b5-1 Repurchase Plans”):

Effective Date	Termination Date	Amount Allocated to 10b5-1 Repurchase Plans
September 15, 2015	November 5, 2015	$5,000
January 1, 2016	February 5, 2016	10,000
April 1, 2016	May 19, 2016	5,000
July 1, 2016	August 5, 2016	15,000
September 30, 2016	November 8, 2016	20,000
January 4, 2017	February 6, 2017	10,000
March 31, 2017	May 19, 2017	10,000
June 30, 2017	August 7, 2017	10,000
October 2, 2017	November 6, 2017	10,000
January 3, 2018	February 8, 2018	10,000
June 18, 2018	August 9, 2018	10,000
September 17, 2018	October 31, 2018	10,000

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

During the six months ended September 30, 2018, the Company repurchased 4,255,102 shares at a weighted average price per share of $5.64, inclusive of commissions, for a total cost of $23,981,771. This represents a discount of approximately 13.27% of the average net asset value per share for the six months ended September 30, 2018.
During the year ended March 31, 2018, the Company repurchased 3,382,558 shares at a weighted average price per share of $5.84, inclusive of commissions, for a total cost of $19,746. This represents a discount of approximately 12.47% of the average net asset value per share for the year ended March 31, 2018.

Since the inception of the Repurchase Plans through September 30, 2018, the Company repurchased 24,684,357 shares at a weighted average price per share of $5.84, inclusive of commissions, for a total cost of $144,083.
On September 12, 2014, the Company announced an at-the-market offering program (the “ATM Program”) through which it can sell up to 16 million shares of its common stock from time to time. As of September 30, 2018, no shares had been sold through the Company’s ATM Program.
Note 10. Commitments and Contingencies
The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of September 30, 2018 and March 31, 2018, the Company had the following unfunded commitments to its portfolio companies:

	September 30, 2018	March 31, 2018
Unfunded revolver obligations and bridge loan commitments (1)	$152,307	$239,689
Standby letters of credit issued and outstanding (2)	27,052	20,692
Unfunded delayed draw loan commitments (3)	71,236	21,959
Unfunded delayed draw loan commitments (performance thresholds not met) (4)	72,584	15,244
Total Unfunded Commitments	$323,179	$297,584
____________________

(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of September 30, 2018 and March 31, 2018, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of September 30, 2018 and March 31, 2018, the bridge loan commitments included in the balances were $0 and $99,666, respectively.

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

(4)
The borrowers are required to meet certain performance thresholds before the Company is obligated to fulfill the commitments and those performance thresholds were not met as of September 30, 2018 and March 31, 2018.

Of the unfunded commitments which existed as of September 30, 2018, $315,815 were outstanding as of October 29, 2018.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

Note 11. Financial Highlights
The following is a schedule of financial highlights for the six months ended September 30, 2018 and fiscal year ended March 31, 2018.

	Six Months Ended September 30, 2018	Year Ended March 31, 2018
	(Unaudited)
Per Share Data*
Net asset value at beginning of period	$6.56	$6.74
Net investment income (1)	0.30	0.61
Net realized and change in unrealized losses (1)	(0.10)	(0.21)
Net increase in net assets resulting from operations	0.19	0.40
Distribution of net investment income (2)	(0.30)	(0.40)
Distribution of return of capital (2)	—	(0.20)
Accretion due to share repurchases	0.02	0.01
Net asset value at end of period	$6.47	$6.56

Per share market value at end of period	$5.44	$5.22
Total return (3)	9.90%	(12.06)%
Shares outstanding at end of period	212,056,994	216,312,096
Weighted average shares outstanding	215,002,137	218,623,840

Ratio/Supplemental Data
Net assets at end of period (in millions)	$1,371.2	$1,418.1
Annualized ratio of operating expenses to average net assets (4)(5)	5.39%	5.02%
Annualized ratio of interest and other debt expenses to average net assets (5)	4.05%	3.61%
Annualized ratio of total expenses to average net assets (4)(5)	9.44%	8.63%
Annualized ratio of net investment income to average net assets (5)	9.12%	9.15%
Average debt outstanding (in millions)	$988.3	$899.3
Average debt per share	$4.60	$4.11
Annualized portfolio turnover rate (5)	54.79%	45.06%
Asset coverage per unit (6)	$2,433	$2,770
____________________

*	Totals may not foot due to rounding.

(1)	Financial highlights are based on the weighted average number of shares outstanding for the period presented.

(2)
The tax character of distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. Although the tax character of distributions paid to stockholders through September 30, 2018 may include return of capital, the exact amount cannot be determined at this point. Per share amounts are based on actual rate per share.

(3)
Total return is based on the change in market price per share during the respective periods. Total return also takes into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.

(4)
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown inclusive of all voluntary management and incentive fee waivers (See Note 3 to the financial statements). For the six months ended September 30, 2018, the annualized ratio of operating expenses to average net assets and the annualized ratio of total expenses to average net assets would be 5.93% and 10.01%, respectively, without the voluntary fee waivers. For the year ended March 31, 2018, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 6.39% and 10.03%, respectively, without the voluntary fee waivers.

(5)	Annualized for the six months ended September 30, 2018.

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
During the period from October 1, 2018 through October 29, 2018, the Company repurchased 482,400 shares at a weighted average price per share of $5.49, inclusive of commissions, for a total cost of $2,646, leaving a maximum of $3,270 available for future purchases under the Repurchase Plans.
On October 30, 2018, the Company’s Board of Directors approved a new stock repurchase plan (the “Repurchase Plan”) to acquire up to $50 million of the Company’s common stock. The new Repurchase Plan is in addition to the Company's existing share repurchase authorization, of which approximately $3.3 million of repurchase capacity remains. Accordingly, the Company now has approximately $53.3 million available for stock repurchases under its repurchase program.
On October 30, 2018, the Company’s Board of Directors approved a one-for-three reverse stock split of the Company’s common stock which is expected to be effective as of the close of business on November 30, 2018. The Company's common stock is expected to begin trading on a split-adjusted basis at the market open on December 3, 2018.
No fractional shares will be issued in connection with the reverse stock split as the Company intends to cancel fractional shares associated with the reverse stock split.
If the one-for-three reverse stock split were effective for the period ended September 30, 2018, the pro-forma earnings per share and net investment income per share for the three and six months ended September 30, 2018 and 2017 would be:

	Three Months Ended September 30,		Six Months Ended September 30,
	(Unaudited)		(Unaudited)
	2018	2017	2018	2017
Net Investment Income Per Share	$0.45	$0.47	$0.89	$0.92
Basic Earnings (Loss) Per Share	$0.39	$0.43	$0.58	$0.83
Weighted Average Shares Outstanding	71,366,492	73,173,268	71,667,379	73,202,250
If the one -for-three reverse stock split were effective for the period ended September 30, 2018, the pro-forma net asset value per share and shares outstanding for September 30, 2018 and March 31, 2018 would be:

	September 30, 2018	March 31, 2018
	(Unaudited)	(Unaudited)
Net Asset Value Per Share	$19.40	$19.67
Shares Outstanding	70,685,665	72,104,032
On October 30, 2018, the Board of Directors declared a distribution of $0.15 per share (post reverse stock split it will be $0.45 per share), payable on January 4, 2019 to stockholders of record as of December 20, 2018.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Apollo Investment Corporation
Results of Review of Financial Statements

We have reviewed the accompanying statement of assets and liabilities, including the schedule of investments, of Apollo Investment Corporation as of September 30, 2018, and the related statements of operations for the three-month and six-month periods ended September 30, 2018 and 2017, the statement of changes in net assets for the six-month period ended September 30, 2018, and the statements of cash flows for the six-month periods ended September 30, 2018 and 2017,including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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
October 30, 2018

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
Overview
Apollo Investment Corporation (the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” or “our”) was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. We commenced operations on April 8, 2004 upon completion of our initial public offering that raised $870 million in net proceeds from selling 62 million shares of common stock at a price of $15.00 per share. Since then, and through September 30, 2018, we have raised approximately $2.21 billion in net proceeds from additional offerings of common stock and we have repurchased common stock for $144.1 million.

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
Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment, and the competitive environment for the types of investments we make. As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of September 30, 2018, non-qualifying assets represented approximately 15.7% of the total assets of the Company.
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

Portfolio and Investment Activity
Our portfolio and investment activity during the three and six months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in millions)*	2018	2017	2018	2017
Investments made in portfolio companies	$363.6	$265.4	$722.5	$607.5
Investments sold	(163.2)	(11.7)	(178.1)	(21.7)
Net activity before repaid investments	200.3	253.7	544.4	585.8
Investments repaid	(372.1)	(328.1)	(465.8)	(570.1)
Net investment activity	$(171.7)	$(74.4)	$78.6	$15.7

Portfolio companies at beginning of period	96	84	90	86
Number of new portfolio companies	9	12	16	23
Number of exited portfolio companies	(7)	(9)	(8)	(22)
Portfolio companies at end of period	98	87	98	87

Number of investments made in existing portfolio companies	16	11	24	16
____________________

*	Totals may not foot due to rounding.
Our portfolio composition and weighted average yields as of September 30, 2018 and March 31, 2018 were as follows:

	September 30, 2018		March 31, 2018
Portfolio composition, at fair value:
Secured debt	84%		82%
Unsecured debt	3%		5%
Structured products and other	3%		3%
Preferred equity	1%		1%
Common equity/interests and warrants	9%		9%
Weighted average yields, at amortized cost (1):
Secured debt portfolio (2)	10.7%		10.7%
Unsecured debt portfolio (2)	11.0%		11.3%
Total debt portfolio (2)	10.7%		10.7%
Total portfolio (3)	9.7%		9.6%
Interest rate type, at fair value (4):
Fixed rate amount	$0.1	billion	$0.1	billion
Floating rate amount	$1.3	billion	$1.2	billion
Fixed rate, as percentage of total	6%		8%
Floating rate, as percentage of total	94%		92%
Interest rate type, at amortized cost (4):
Fixed rate amount	$0.1	billion	$0.1	billion
Floating rate amount	$1.3	billion	$1.2	billion
Fixed rate, as percentage of total	6%		8%
Floating rate, as percentage of total	94%		92%
____________________

(1)	An investor’s yield may be lower than the portfolio yield due to sales loads and other expenses.

(2)	Exclusive of investments on non-accrual status.

(3)	Inclusive of all income generating investments, non-income generating investments and investments on non-accrual status.

(4)
The interest rate type information is calculated using the Company’s corporate debt portfolio and excludes aviation, oil and gas, structured credit, renewables, shipping, commodities and investments on non-accrual status.

Since the initial public offering of Apollo Investment in April 2004 and through September 30, 2018, invested capital totaled $18.8 billion in 452 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 100 different financial sponsors.
Recent Developments
On October 30, 2018, the Company’s Board of Directors approved a one-for-three reverse stock split of the Company’s common stock which is expected to be effective as of the close of business on November 30, 2018. The Company's common stock is expected to begin trading on a split-adjusted basis at the market open on December 3, 2018.
On October 30, 2018, the Company’s Board of Directors approved a new stock repurchase plan (the “Repurchase Plan”) to acquire up to $50 million of the Company’s common stock. The new Repurchase Plan is in addition to the Company's existing share repurchase authorization, of which approximately $3.3 million of repurchase capacity remains. Accordingly, the Company now has approximately $53.3 million available for stock repurchases under its repurchase program.
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

As of September 30, 2018, $2.07 billion or 88.9% of the Company’s investments were classified as Level 3. The high proportion of Level 3 investments relative to our total investments is directly related to our investment philosophy and target portfolio, which consists primarily of long-term secured debt, as well as unsecured and mezzanine positions of private middle-market companies. A fundamental difference exists between our investments and those of comparable publicly traded fixed income investments, namely high-yield bonds, and this difference affects the valuation of our private investments relative to comparable publicly traded instruments.
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

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides a valuation. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered in the valuation process of independent valuation firms. During the six months ended September 30, 2018, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.
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
Results of Operations
Operating results for the three and six months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in millions)*	2018	2017	2018	2017
Investment Income
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$59.7	$53.6	$113.6	$107.7
Dividend income	2.3	4.3	7.9	10.2
PIK interest income	2.3	6.0	5.0	11.8
Other income	1.8	2.6	3.2	3.5
Total investment income	$66.0	$66.5	$129.6	$133.2
Expenses
Management and performance-based incentive fees, net of amounts waived	$13.8	$15.2	$28.2	$30.3
Interest and other debt expenses, net of reimbursements	14.8	13.8	28.3	28.0
Administrative services expense, net of reimbursements	1.8	1.6	3.4	3.2
Other general and administrative expenses	3.5	1.6	6.1	4.2
Net Expenses	$33.9	$32.3	$65.9	$65.7
Net Investment Income	$32.2	$34.2	$63.7	$67.5
Net Realized and Change in Unrealized Gains (Losses)
Net realized losses	$(8.1)	$(3.6)	$(31.3)	$(237.4)
Net change in unrealized losses	3.9	1.2	8.8	230.5
Net Realized and Change in Unrealized Losses	$(4.1)	(2.4)	$(22.4)	$(6.9)
Net Increase in Net Assets Resulting from Operations	$28.0	$31.8	$41.3	$60.6

Net Investment Income on Per Average Share Basis (1)	$0.15	$0.16	$0.30	$0.31
Earnings per share — basic (1)	$0.13	$0.14	$0.19	$0.28
____________________

*	Totals may not foot due to rounding.

(1)	Based on the weighted average number of shares outstanding for the period presented.

Total Investment Income
For the three months ended September 30, 2018 as compared to the three months ended September 30, 2017
The decrease in total investment income for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily driven by the decrease in dividend income of $2.0 million. The decrease in dividend income was due to the sales of structured product investments (MCF CLO I LLC, MCF CLO III, LLC, Ivy Hill Middle Market Credit Fund IX, Ltd. and Ivy Hill Middle Market Credit Fund X, Ltd.). The decrease in total investment income was partially offset by the increase in total interest income (including PIK) of $2.4 million, which was due to the increase in overall yield for the total debt portfolio to 10.7% from 10.3%. The increase in total interest income (including PIK) was partially offset by the decrease in prepayment fees and income recognized from the acceleration of discount, premium, or deferred fees on repaid investments which totaled $3.6 million and $4.0 million for the three months ended September 30, 2018 and three months ended September 30, 2017, respectively. Furthermore, there was a decrease in other income of $0.8 million due to lower structuring fees and syndication fees.
For the six months ended September 30, 2018 as compared to the six months ended September 30, 2017
The decrease in total investment income for the six months ended September 30, 2018 compared to the six months ended September 30, 2017 was primarily driven by the decrease in dividend income of $2.3 million and decrease in total interest income (including PIK) of $0.9 million. The decrease in dividend income was due to the sales of structured products investments (MCF CLO I LLC, MCF CLO III, LLC, Ivy Hill Middle Market Credit Fund IX, Ltd., and Ivy Hill Middle Market Credit Fund X, Ltd). The decrease in total interest income (including PIK) primarily was due to the decrease in prepayment fees and income recognized from the acceleration of discount, premium, or deferred fees on repaid investments which totaled $4.5 million and $7.0 million for the six months ended September 30, 2018 and six months ended September 30, 2017, respectively. This was partially offset by an increase in overall yield for the total debt portfolio to 10.7% from 10.3%. Furthermore, there was a decrease in other income of $0.3 million due to lower structuring fees and syndication fees.
Net Expenses
For the three months ended September 30, 2018 as compared to the three months ended September 30, 2017
The increase in net expenses for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was due to the increase in other general and administrative expense of $1.9 million and increase in interest and other debt expenses of $1.0 million. The increase in other general and administrative services expenses was due to an increase in legal fees from $0.7 million for the three months ended September 30, 2017 to $2.0 million for the three months ended September 30, 2018. The increase in interest and other debt expenses was due to increases in LIBOR and to the increase in the average debt outstanding and net leverage from $0.89 billion and 0.59x, respectively during the three months ended September 30, 2017, to $1.05 billion and 0.68x, respectively during the three months ended September 30, 2018. In addition, the increase in net expenses was partially offset by the decrease of $1.5 million in management and performance-based incentive fees (net of amounts waived) due to lower net investment income during the three months ended September 30, 2018 compared to the three months ended September 30, 2017.
For the six months ended September 30, 2018 as compared to the six months ended September 30, 2017
The increase in net expenses for the six months ended September 30, 2018 compared to the six months ended September 30, 2017 was due to the increase in other general and administrative expense of $1.9 million and the increase in interest and other debt expenses of $0.4 million. The increase in other general administrative services expense was due to an increase in legal fees from $1.7 million for the six months ended September 30, 2017 to $3.1 million for the six months ended September 30, 2018. The increase in interest and other debt expenses was due to the increase in the average debt outstanding and net leverage from $0.93 billion and 0.59x, respectively during the six months ended September 30, 2017, to $0.99 billion and 0.68x, respectively during the six months ended September 30, 2018. In addition, the decrease of $2.1 million in management and performance-based incentive fees (net of amounts waived) was due to lower net investment income during the six months ended September 30, 2018 compared to the six months ended September 30, 2017.

Net Realized Gains (Losses)
For the three months ended September 30, 2018 as compared to the three months ended September 30, 2017
During the three months ended September 30, 2018, we recognized gross realized gains of $2.4 million and gross realized losses of $10.5 million, resulting in net realized losses of $8.1 million. Significant realized gains (losses) for the three months ended September 30, 2018 are summarized below:

(in millions)	Net Realized Gain (Loss)
Renew JV LLC	2.0
WTI Crude Oil Call/Put Options	(10.3)

During the three months ended September 30, 2017, we recognized gross realized gains of $3.9 million and gross realized losses of $7.5 million, resulting in net realized loss of $3.6 million. Significant realized gains (losses) for the three months ended September 30, 2017 are summarized below:

(in millions)	Net Realized Gain (Loss)
Asurion Corporation	$0.2
Sungevity Inc.	(4.4)	*
SCM Insurance Services, Inc.	(3.1)	*

* Sungevity Inc. was written off during the quarter as no proceeds were expected to be realized. SCM Insurance Services, Inc. was sold during the quarter. The realized losses on these investments were previously recorded as unrealized losses.
For the six months ended September 30, 2018 as compared to the six months ended September 30, 2017
During the six months ended September 30, 2018, we recognized gross realized gains of $2.5 million and gross realized losses of $33.8 million, resulting in net realized losses of $31.3 million. Significant realized gains (losses) for the six months ended September 30, 2018 are summarized below:

(in millions)	Net Realized Gain (Loss)
Renew JV LLC	$2.0
WTI Crude Oil Call/Put Options	(23.5)
Accelerate Parent Corp. (American Tire)	(10.1)

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

Net Change in Unrealized Gains (Losses)
For the three months ended September 30, 2018 as compared to the three months ended September 30, 2017
During the three months ended September 30, 2018, we recognized gross unrealized gains of $23.7 million and gross unrealized losses of $19.8 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $3.9 million. Significant changes in unrealized gains (losses) for the three months ended September 30, 2018 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
WTI Crude Oil Call/Put Options	$10.9
Spotted Hawk	2.3
Sprint Industrial Holdings, LLC	1.9
MSEA Tankers LLC	1.5
Merx Aviation Finance, LLC	1.3
Invuity, Inc.	1.2
Crowne Automotive	(6.3)
Renew JV LLC	(2.5)
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	(2.3)
Dynamic Product Tankers (Prime), LLC	(1.5)
UniTek Global Services Inc.	(1.2)

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

(in millions)	Net Change in Unrealized Gain (Loss)
SCM Insurance Services, Inc.	$6.2
Solarpicity Group Limited	5.0
Sungevity Inc.	4.4
SHD Oil & Gas, LLC	2.8
Golden Bear 2016-R, LLC	(2.5)
Merx Aviation Finance, LLC	(2.1)
Pelican Energy, LLC	(1.1)

For the six months ended September 30, 2018 as compared to the six months ended September 30, 2017
During the six months ended September 30, 2018, we recognized gross unrealized gains of $43.9 million and gross unrealized losses of $35.1 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $8.8 million. Significant changes in unrealized gains (losses) for the six months ended September 30, 2018 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Merx Aviation Finance, LLC	11.0
WTI Crude Oil Call/Put Options	10.4
Spotted Hawk	7.0
Sprint Industrial Holdings, LLC	3.5
MSEA Tankers LLC	1.5
Invuity, Inc.	1.2
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	(6.6)
Crowne Automotive	(6.4)
Dynamic Product Tankers (Prime), LLC	(2.9)
Accelerate Parent Corp. (American Tire)	(2.6)
Renew JV LLC	(2.1)
Solarplicity Group Limited (f/k/a AMP Solar UK)	(1.6)
BioClinica Holding I, LP	(1.3)

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

(in millions)	Net Change in Unrealized Gain (Loss)
Venoco, Inc.	$89.0
Delta Career Education Corporation	72.8
AIC SPV Holdings I, LLC	44.8
LVI Group Investments, LLC	17.5
Magnetation, LLC	10.6
Solarpicity Group Limited	9.8
Clothesline Holdings, Inc.	6.0
SCM Insurance Services, Inc.	7.9
Sungevity Inc.	4.4
Sprint Industrial Holdings, LLC	(2.4)
Golden Bear 2016-R, LLC	(2.2)
Merx Aviation Finance, LLC	(1.9)
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
Debt
See Note 8 to the financial statements for information on the Company’s debt.
The following table shows the contractual maturities of our debt obligations as of September 30, 2018:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$441.0	$—	$—	$441.0	$—
Senior Secured Notes (Series B)	16.0	16.0	—	—	—
2043 Notes	150.0	—	—	—	150.0
2025 Notes	350.0	—	—	—	350.0
Total Debt Obligations	$957.0	$16.0	$—	$441.0	$500.0
____________________

(1)
As of September 30, 2018, aggregate lender commitments under the Senior Secured Facility totaled $1.19 billion and $728.9 million of unused capacity. As of September 30, 2018, there were $20.1 million of letters of credit issued under the Senior Secured Facility as shown as part of total commitments in Note 10 to the financial statements.

Stockholders’ Equity
See Note 9 to the financial statements for information on the Company’s public offerings and share repurchase plans.
Distributions
Distributions paid to stockholders during the three and six months ended September 30, 2018 totaled $32.3 million ($0.15 per share) and $64.7 million million ($0.30 per share), respectively. Distributions paid to stockholders during the three and six months ended September 30, 2017 totaled $33.0 million ($0.15 per share) and $65.9 million ($0.30 per share), respectively. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. Although the tax character of distributions paid to stockholders through September 30, 2018 may include return of capital, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ended March 31, 2019. Tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the calendar year. Our quarterly distributions, if any, will be determined by our Board of Directors.
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
PIK Income
For the three and six months ended September 30, 2018, PIK income totaled $2.3 million and $5.0 million on total investment income of $66.0 million and $129.6 million respectively. For the three and six months ended September 30, 2017, PIK income totaled $6.0 million and $11.8 million on total investment income of $66.5 million and $133.2 million respectively. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders annually in the form of distributions, even though the Company has not yet collected the cash. See Note 5 to the financial statements for more information on the Company’s PIK income.
Related Party Transactions
See Note 3 to the financial statements for information on the Company’s related party transactions.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. During the three and six months ended September 30, 2018, many of the loans in our portfolio had floating interest rates. These loans are usually based on LIBOR and typically have durations of one to six months after which they reset to current market interest rates. The Company also has a Senior Secured Facility that is based on LIBOR rates.
The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of September 30, 2018, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income		Net Investment Income Per Share
Up 400 basis points	$30.4	million	$0.143
Up 300 basis points	22.8	million	0.108
Up 200 basis points	15.2	million	0.072
Up 100 basis points	7.6	million	0.036
Down 100 basis points	(7.6	) million	(0.036)
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2018 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Control Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the second fiscal quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
None.
Issuer Purchases of Equity Securities
The Company adopted the following plans, approved by the Board of Directors, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the 1934 Act (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased		Cost of Shares Repurchased		Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50.0	million	$50.0	million	$—
December 14, 2015	50.0	million	50.0	million	—
September 14, 2016	50.0	million	44.1	million	5.9	million
Total as of September 30, 2018	$150.0	million	$144.1	million	$5.9	million
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

Under the Repurchase Plans described above, the Company allocated the following amounts to be repurchased in accordance with SEC Rule 10b5-1 (the “10b5-1 Repurchase Plans”):

Effective Date	Termination Date	Amount Allocated to 10b5-1 Repurchase Plans
September 15, 2015	November 5, 2015	$5.0	million
January 1, 2016	February 5, 2016	10.0	million
April 1, 2016	May 19, 2016	5.0	million
July 1, 2016	August 5, 2016	15.0	million
September 30, 2016	November 8, 2016	20.0	million
January 4, 2017	February 6, 2017	10.0	million
March 31, 2017	May 19, 2017	10.0	million
June 30, 2017	August 7, 2017	10.0	million
October 2, 2017	November 6, 2017	10.0	million
January 3, 2018	February 8, 2018	10.0	million
June 18, 2018	August 9, 2018	10.0	million
September 17, 2018	October 31, 2018	10.0	million
The following table presents information with respect to the Company’s purchases of its common stock since adoption of the Repurchase Plans through September 30, 2018:

Month	Total Number of Shares Purchased	Average Price Paid Per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans
August 2015	1,530,000	$6.57	1,530,000	$40.0	million
September 2015	1,810,400	6.15	1,810,400	28.8	million
November 2015	3,350,000	6.03	3,350,000	8.6	million
December 2015	1,882,329	5.86	1,882,329	47.6	million
January 2016	2,012,126	4.97	2,012,126	37.6	million
June 2016	1,088,800	5.58	1,088,800	31.5	million
July 2016	49,475	5.51	49,475	31.2	million
August 2016	1,788,882	5.89	1,788,882	20.7	million
September 2016	1,234,569	6.04	1,234,569	63.2	million
October 2016	1,582,250	5.94	1,582,250	53.8	million
November 2016	717,866	5.82	717,866	49.6	million
August 2017	100,000	5.99	100,000	49.0	million
September 2017	560,300	5.99	560,300	45.7	million
October 2017	434,600	5.99	434,600	43.1	million
November 2017	193,500	5.93	193,500	41.9	million
December 2017	150,300	5.96	150,300	41.0	million
January 2018	1,732,158	5.77	1,732,158	31.0	million
February 2018	211,700	5.41	211,700	29.9	million
May 2018	791,000	5.71	791,000	25.4	million
June 2018	595,802	5.65	595,802	22.0	million
July 2018	26,600	5.58	26,600	21.9	million
August 2018	1,508,300	5.70	1,508,300	13.3	million
September 2018	1,333,400	5.51	1,333,400	5.9	million
Total	24,684,357	$5.84	24,684,357
____________________
* The average price per share is inclusive of commissions.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
(a)    Exhibits

3.1(a)	Articles of Amendment (1)
3.1(b)	Articles of Amendment and Restatement (2)
3.2	Fifth Amended and Restated Bylaws (3)
10.1	Third Amended and Restated Investment Advisory Management Agreement (4)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
_________________________

*	Filed herewith.

(1)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, as Form N-2, filed on June 20, 2005.

(2)	Incorporated by reference from the Registrant’s post-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on August 14, 2006.

(3)	Incorporated by reference to Exhibit 3.2 as applicable, to the Registrant’s Form 8-K, filed on May 18, 2018.

(4)	Incorporated by reference to Exhibit 10.1 as applicable, to the Registrant’s Form 8-K, filed on August 10, 2018.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 30, 2018.

APOLLO INVESTMENT CORPORATION

By:	/s/ HOWARD WIDRA
Howard Widra
Chief Executive Officer

By:	/s/ GREGORY W. HUNT
Gregory W. Hunt
Chief Financial Officer and Treasurer

By:	/s/ AMIT JOSHI
Amit Joshi
Chief Accounting Officer and Assistant Treasurer