Form 10-Q
period 2018-12-31
APOLLO INVESTMENT CORP
filed 2019-02-06
CIK 1278752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
OR
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at February 5, 2019
$0.001 par value	69,187,804

APOLLO INVESTMENT CORPORATION

PART I. FINANCIAL INFORMATION
In this report, the terms the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” and “our” refer to Apollo Investment Corporation unless the context specifically states otherwise.
Item 1. Financial Statements
APOLLO INVESTMENT CORPORATION STATEMENTS OF ASSETS AND LIABILITIES (In thousands, except share and per share data)

	December 31, 2018	March 31, 2018
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost — $1,522,779 and $1,471,492, respectively)	$1,492,712	$1,450,033
Non-controlled/affiliated investments (cost — $67,308 and $73,943, respectively)	51,236	68,954
Controlled investments (cost — $767,028 and $723,161, respectively)	764,018	729,060
Cash and cash equivalents	22,654	14,035
Foreign currencies (cost — $7,259 and $1,292, respectively)	7,283	1,298
Cash collateral on options contracts	—	5,016
Receivable for investments sold	43	2,190
Interest receivable	20,695	22,272
Dividends receivable	3,454	2,550
Deferred financing costs	20,603	14,137
Variation margin receivable on options contracts	—	1,846
Prepaid expenses and other assets	969	419
Total Assets	$2,383,667	$2,311,810

Liabilities
Debt	$994,487	$789,846
Payable for investments purchased	7,811	41,827
Distributions payable	31,302	32,447
Management and performance-based incentive fees payable	14,276	16,585
Interest payable	9,508	5,310
Accrued administrative services expense	3,012	2,507
Other liabilities and accrued expenses	6,666	5,202
Total Liabilities	$1,067,062	$893,724
Commitments and contingencies (Note 10)
Net Assets	$1,316,605	$1,418,086

Net Assets
Common stock, $0.001 par value (400,000,000 shares authorized; 69,187,804 and 72,104,032 shares issued and outstanding, respectively)	$69	$72
Paid-in capital in excess of par	2,590,605	2,636,651
Accumulated over-distributed net investment income	(10,565)	(10,229)
Accumulated net realized loss	(1,216,679)	(1,166,471)
Net unrealized loss	(46,825)	(41,937)
Net Assets	$1,316,605	$1,418,086

Net Asset Value Per Share	$19.03	$19.67

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Investment Income
Non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$39,494	$38,350	$123,523	$116,519
Dividend income	2	—	2	—
PIK interest income	643	1,752	2,709	5,926
Other income	3,748	1,487	6,961	5,264
Non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	—	—	—	114
Dividend income	298	392	904	2,461
PIK interest income	—	2,644	—	7,582
Other income	—	—	—	(306)
Controlled investments:
Interest income (excluding PIK interest income)	15,061	13,499	44,627	42,789
Dividend income	3,300	5,250	10,550	13,403
PIK interest income	1,495	1,379	4,390	4,046
Total Investment Income	$64,041	$64,753	$193,666	$197,798
Expenses
Management fees	$8,720	$12,048	$26,851	$36,463
Performance-based incentive fees	7,409	7,484	21,190	23,433
Interest and other debt expenses	14,217	12,433	42,697	40,479
Administrative services expense	1,657	1,693	5,152	5,061
Other general and administrative expenses	2,564	2,262	8,621	6,438
Total expenses	34,567	35,920	104,511	111,874
Management and performance-based incentive fees waived	(1,852)	(4,986)	(5,542)	(15,077)
Expense reimbursements	(161)	(148)	(500)	(444)
Net Expenses	$32,554	$30,786	$98,469	$96,353
Net Investment Income	$31,487	$33,967	$95,197	$101,445
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$(12,421)	$443	$(22,140)	$(96,704)
Non-controlled/affiliated investments	—	5,369	2,007	(141,472)
Option contracts	(6,475)	(614)	(29,995)	(619)
Foreign currency transactions	(55)	16	(80)	6,635
Extinguishment of debt	—	(5,790)	—	(5,790)
Net realized losses	(18,951)	(576)	(50,208)	(237,950)
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	2,235	(12,502)	(8,603)	88,785
Non-controlled/affiliated investments	(7,124)	(6,391)	(11,084)	150,828
Controlled investments	(18,883)	4,988	(8,911)	(796)
Option contracts	8,787	(12,100)	19,146	(13,973)
Foreign currency translations	1,271	(1,553)	4,564	(21,937)
Net change in unrealized gains (losses)	(13,714)	(27,558)	(4,888)	202,907
Net Realized and Change in Unrealized Losses	$(32,665)	$(28,134)	$(55,096)	$(35,043)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(1,178)	$5,833	$40,101	$66,402
Earnings (Loss) Per Share — Basic	$(0.02)	$0.08	$0.56	$0.91

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF CHANGES IN NET ASSETS (In thousands, except share data)

	Nine Months Ended December 31, 2018	Year Ended March 31, 2018
	(Unaudited)
Operations
Net investment income	$95,197	$133,387
Net realized losses	(50,208)	(258,128)
Net change in unrealized losses	(4,888)	211,770
Net Increase in Net Assets Resulting from Operations	$40,101	$87,029

Distributions to Stockholders
Distribution of net investment income	$(95,533)	$(86,906)
Distribution of return of capital	—	(44,088)
Net Decrease in Net Assets Resulting from Distributions to Stockholders	$(95,533)	$(130,994)

Capital Share Transactions
Repurchase of common stock	$(46,049)	$(19,746)
Net Decrease in Net Assets Resulting from Capital Share Transactions	$(46,049)	$(19,746)

Net Assets
Net decrease in net assets during the period	$(101,481)	$(63,711)
Net assets at beginning of period	1,418,086	1,481,797
Net Assets at End of Period	$1,316,605	$1,418,086

Capital Share Activity
Shares repurchased during the period	(2,916,228)	(1,127,519)
Shares issued and outstanding at beginning of period	72,104,032	73,231,551
Shares Issued and Outstanding at End of Period	69,187,804	72,104,032

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Nine Months Ended December 31,
	2018	2017
Operating Activities
Net increase (decrease) in net assets resulting from operations	$40,101	$66,402
Net realized losses	50,208	237,950
Net change in unrealized losses	4,888	(202,907)
Net amortization of premiums and accretion of discounts on investments	(4,597)	(5,240)
Accretion of discount on notes	447	447
Amortization of deferred financing costs	3,723	3,575
Gains/losses from foreign currency transactions	(80)	6,635
PIK interest and dividends capitalized	(5,584)	(12,630)
Changes in operating assets and liabilities:
Purchases of investments	(1,061,858)	(789,231)
Proceeds from sales and repayments of investments	931,520	827,315
Purchases of option contracts	—	(8,976)
Proceeds from option contracts	—	8,330
Net settlement of option contracts	(9,002)	(13,031)
Decrease (increase) in interest receivable	1,579	(5,946)
Decrease (increase) in dividends receivable	(904)	3,939
Decrease (increase) in prepaid expenses and other assets	(550)	(498)
Increase (decrease) in management and performance-based incentive fees payable	(2,309)	2,270
Increase (decrease) in interest payable	4,198	2,355
Increase (decrease) in accrued administrative services expense	505	143
Increase (decrease) in other liabilities and accrued expenses	1,464	(2,788)
Net Cash Used in/Provided by Operating Activities	$(46,251)	$118,114
Financing Activities
Issuances of debt	$759,963	$895,483
Payments of debt	(551,657)	(897,719)
Financing costs paid and deferred	(9,758)	(177)
Repurchase of common stock	(46,049)	(8,601)
Distributions paid	(96,678)	(98,764)
Net Cash Used in/Provided by Financing Activities	$55,821	$(109,778)

Cash, Cash Equivalents, Foreign Currencies and Collateral on Option Contracts
Net increase (decrease) in cash, cash equivalents, foreign currencies and collateral on option contracts during the period	$9,570	$8,336
Effect of foreign exchange rate changes on cash and cash equivalents	18	29
Cash, cash equivalents, foreign currencies and collateral on option contracts at beginning of period	20,349	11,280
Cash, Cash Equivalents, Foreign Currencies and Collateral on Option Contracts at the End of Period	$29,937	$19,645

Supplemental Disclosure of Cash Flow Information
Cash interest paid	$34,323	$34,081

Non-Cash Activity
PIK income	$7,099	$17,554

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2018
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (28)	Fair Value (1) (29)
Advertising, Printing & Publishing
A-L Parent LLC	Second Lien Secured Debt	9.78% (1M L+725, 1.00% Floor)	12/02/24	$5,536	$5,495	$5,536
American Media, Inc.	First Lien Secured Debt	10.53% (3M L+800, 1.00% Floor)	08/24/20	11,633	11,471	12,214
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/24/20	1,778	(22)	—	(21)(23)
					11,449	12,214
Simplifi Holdings, Inc.	First Lien Secured Debt	8.02% (1M L+550, 1.00% Floor)	09/28/22	25,427	24,983	25,173	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/28/22	2,400	(54)	(24)	(8)(9)(21)(23)
					24,929	25,149
Total Advertising, Printing & Publishing					$41,873	$42,899
Aerospace & Defense
Erickson Inc	First Lien Secured Debt - Revolver	10.30% (3M L+750, 1.00% Floor)	04/28/22	$21,257	$21,257	$20,779	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/28/22	17,899	(374)	(403)	(8)(9)(21)(23)
	First Lien Secured Debt - Letters of Credit	7.50%	4/21/19 - 4/30/20	5,843	—	(131)	(8)(9)(23)
					20,883	20,245
ILC Dover LP	Second Lien Secured Debt	11.38% (6M L+850, 1.00% Floor)	06/28/24	20,000	19,618	19,550
PAE Holding Corporation	Second Lien Secured Debt	12.12% (2M L+950, 1.00% Floor)	10/20/23	28,097	27,510	27,675	(10)
Total Aerospace & Defense					$68,011	$67,470
Automotive
Accelerate Parent Corp.	Common Equity/Interests - Common Stock	N/A	N/A	1,664,046 Shares	$1,714	$—	(13)
Crowne Automotive
Vari-Form Group, LLC	First Lien Secured Debt	13.80% (3M L+11.00% (7.00% Cash plus 4.00% PIK), 1.00% Floor)	02/02/23	$6,627	6,266	3,777	(9)(13)(14)
Vari-Form Inc.	First Lien Secured Debt	13.80% (3M L+11.00% (7.00% Cash plus 4.00% PIK), 1.00% Floor)	02/02/23	10,443	9,836	5,953	(9)(13)(14)
					16,102	9,730
K&N Parent, Inc.	Second Lien Secured Debt	11.27% (1M L+875, 1.00% Floor)	10/21/24	23,765	23,414	22,873	(10)
Total Automotive					$41,230	$32,603
Aviation and Consumer Transport
Merx Aviation
Merx Aviation Finance Assets Ireland Limited (5)	First Lien Secured Debt - Letters of Credit	2.25%	2/18/19 - 2/22/19	$3,600	$—	$—	(23)
Merx Aviation Finance, LLC (5)	First Lien Secured Debt - Revolver	12.00%	10/31/23	402,200	402,200	402,200	(23)
	First Lien Secured Debt - Letter of Credit	2.25%	07/13/19	177	—	—	(23)
	Common Equity/Interests - Membership Interests	N/A	N/A	N/A	15,000	53,351
Total Aviation and Consumer Transport					$417,200	$455,551
Beverage, Food & Tobacco
Eagle Foods Family Group, LLC	First Lien Secured Debt	9.30% (3M L+650, 1.00% Floor)	06/14/24	$24,875	$24,621	$24,626	(9)
	First Lien Secured Debt - Unfunded Revolver	0.00% Unfunded	06/14/23	3,750	(38)	(38)	(8)(9)(21)(23)
					24,583	24,588

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2018
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (28)	Fair Value (1) (29)
Florida Food Products
Florida Food Products, Inc.	First Lien Secured Debt	9.27% (1M L+675, 1.00% Floor)	09/08/25	23,229	22,675	22,997	(9)
Florida Food Products, LLC	First Lien Secured Debt - Revolver	9.27% (1M L+675, 1.00% Floor)	09/06/23	1,062	1,062	1,051	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/06/23	651	(40)	(7)	(8)(9)(21)(23)
					23,697	24,041
TNT Crust LLC	First Lien Secured Debt	8.77% (1M L+625, 1.00% Floor)	11/06/23	9,106	8,929	8,924	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/06/23	1,626	(32)	(33)	(8)(9)(21)(23)
	Common Equity/Interests - Series A Units	N/A	N/A	244 Shares	244	244	(9)(13)
					9,141	9,135
Total Beverage, Food & Tobacco					$57,421	$57,764
Business Services
Access CIG, LLC	Second Lien Secured Debt	10.46% (3M L+775)	02/27/26	$15,900	$15,768	$15,761	(10)
Aero Operating LLC	First Lien Secured Debt	9.77% (1M L+725, 1.00% Floor)	12/29/22	37,249	36,483	36,876	(9)
	First Lien Secured Debt - Revolver	11.75% (P+625)	12/29/22	2,406	2,406	2,382	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	1.00% Unfunded	12/29/22	2,303	(96)	(23)	(8)(9)(21)(23)
	First Lien Secured Debt - Letter of Credit	7.25%	06/21/19	103	—	(1)	(8)(9)(23)
					38,793	39,234
Ambrosia Buyer Corp.	Second Lien Secured Debt	10.50% (2M L+800, 1.00% Floor)	08/28/25	21,428	20,982	20,966
Aptean, Inc.	Second Lien Secured Debt	12.31% (3M L+950, 1.00% Floor)	12/20/23	11,148	11,059	11,162	(10)
CT Technologies Intermediate Holdings, Inc	Second Lien Secured Debt	11.52% (1M L+900, 1.00% Floor)	12/01/22	31,253	30,594	29,378	(9)
Education Personnel	First Lien Secured Debt	7.28% (6M L+475, 0.50% Floor)	08/31/24	£4,118	5,213	5,193	(9)(17)
	First Lien Secured Debt - Revolver	7.28% (6M L+475, 0.50% Floor)	08/31/24	£1,471	1,861	1,855	(9)(17)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.66% Unfunded	08/31/24	£4,412	—	—	(9)(17)(21)(23)
					7,074	7,048
Electro Rent Corporation	Second Lien Secured Debt	11.53% (3M L+900, 1.00% Floor)	01/31/25	36,598	35,706	35,866	(9)
McLarens Global Ltd.
Margaux Acquisition Inc.	First Lien Secured Debt	8.18% (3M L+600, 1.00% Floor)	12/19/24	17,614	17,264	17,262	(9)
	First Lien Secured Debt - Revolver	10.50% (P+500)	12/19/24	343	343	336	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/19/24	1,258	(32)	(25)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	12/19/24	5,833	(116)	(117)	(8)(9)(21)(23)
Margaux UK Finance Limited	First Lien Secured Debt	8.80% (3M L+600, 1.00% Floor)	12/19/24	£5,955	7,375	7,433	(9)(17)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/19/24	£541	(14)	(14)	(8)(9)(17)(21)(23)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2018
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (28)	Fair Value (1) (29)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	12/19/24	£1,353	(34)	(34)	(8)(9)(17)(21)(23)
					24,786	24,841
Ministry Brands, LLC	Second Lien Secured Debt	11.77% (1M L+925, 1.00% Floor)	06/02/23	10,000	9,897	10,050
Newscycle Solutions, Inc.	First Lien Secured Debt	9.52% (1M L+700, 1.00% Floor)	12/29/22	15,663	15,357	15,507	(9)
	First Lien Secured Debt	9.51% (1M L+700, 1.00% Floor)	12/29/22	1,201	1,171	1,189	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/29/22	500	(10)	(5)	(8)(9)(21)(23)
					16,518	16,691
PSI Services, LLC	First Lien Secured Debt	7.52% (1M L+500, 1.00% Floor)	01/20/23	4,586	4,508	4,566	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	01/20/22	397	(6)	(2)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	01/20/22	£47	—	—	(9)(21)(23)
	Second Lien Secured Debt	11.52% (1M L+900, 1.00% Floor)	01/20/24	37,893	37,081	37,720	(9)
					41,583	42,284
RA Outdoors, LLC	First Lien Secured Debt	7.27% (1M L+475, 1.00% Floor)	09/11/24	7,156	7,040	7,013	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/09/22	1,200	(18)	(24)	(8)(9)(21)(23)
	Second Lien Secured Debt	11.27% (1M L+875, 1.00% Floor)	09/11/25	34,200	33,483	33,345	(9)
					40,505	40,334
STG-Fairway Acquisitions, Inc.	Second Lien Secured Debt	11.96% (3M L+925, 1.00% Floor)	06/30/23	15,000	14,788	14,400
TGG TS Acquisition Company	First Lien Secured Debt - Revolver	9.29% (3M L+650)	12/14/23	1,115	1,115	1,087	(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/14/23	635	—	—	(21)(23)
					1,115	1,087
Transplace Holdings, Inc.	Second Lien Secured Debt	11.21% (1M L+875, 1.00% Floor)	10/06/25	8,599	8,416	7,825	(10)
U.S. Legal Support
USLS Acquisition, Inc.	First Lien Secured Debt	8.46% (3M L+575, 1.00% Floor)	12/02/24	20,099	19,703	19,698	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/02/24	1,608	(32)	(32)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	12/02/24	4,690	(46)	(94)	(8)(9)(21)(23)
U.S. Legal Support Investment Holdings, LLC	Common Equity/Interests - Series A-1 Units	N/A	N/A	602,978 Shares	603	619	(9)(13)
					20,228	20,191
Vertafore, Inc.	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/30/23	14,591	(1,552)	(1,678)	(8)(21)(23)
	First Lien Secured Debt - Letter of Credit	3.25%	06/30/23	409	—	(47)	(8)(23)
					(1,552)	(1,725)
Total Business Services					$336,260	$335,393
Chemicals, Plastics & Rubber
Carbonfree Chemicals
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)	First Lien Secured Debt	5.215% PIK	09/30/20	$50,305	$50,305	$47,129

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2018
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (28)	Fair Value (1) (29)
	Common Equity/Interests - Residual Interests	N/A	N/A	9,000	9,000	—	(13)
Carbonfree Caustic SPE LLC	First Lien Secured Debt	5.00%	12/31/21	3,800	3,800	3,800
	First Lien Secured Debt - Unfunded Delayed Draw - Promissory Note	N/A	12/31/21	9,311	—	—	(21)(23)
					63,105	50,929
Hare Bidco, Inc.	Second Lien Secured Debt	9.75% (1M E+875, 1.00% Floor)	08/01/24	€13,574	14,455	15,207
Westfall Technik, Inc.	First Lien Secured Debt	7.78% (3M L+500, 1.00% Floor)	09/13/24	4,700	4,610	4,606	(9)
	First Lien Secured Debt	7.79% (3M L+500, 1.00% Floor)	09/13/24	1,238	1,226	1,214	(9)
	First Lien Secured Debt - Revolver	7.61% (3M L+500, 1.00% Floor)	09/13/24	135	135	132	(9)(23)
	First Lien Secured Debt - Revolver	9.50% (P+400)	09/13/24	539	539	528	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/13/24	1,346	(38)	(27)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	09/13/24	9,531	(102)	(215)	(8)(9)(21)(23)
					6,370	6,238
Total Chemical, Plastics & Rubber					$83,930	$72,374
Consumer Goods – Durable
Hayward Industries, Inc.	Second Lien Secured Debt	10.77% (1M L+825)	08/04/25	$21,919	$21,640	$21,590
KDC US Holdings	First Lien Secured Debt - Unfunded Revolver	0.00% Unfunded	12/21/23	6,020	—	—	(21)(23)
KLO Holdings
9357-5991 Quebec Inc.	First Lien Secured Debt	10.27% (1M L+775, 1.50% Floor)	04/07/22	8,822	8,750	8,469
KLO Acquisition LLC	First Lien Secured Debt	10.27% (1M L+775, 1.50% Floor)	04/07/22	5,108	5,066	4,903
					13,816	13,372
Sorenson Holdings, LLC	Common Equity/Interests - Membership Interests	N/A	N/A	587 Shares	—	440	(13)
Total Consumer Goods - Durable					$35,456	$35,402
Consumer Goods – Non-Durable
ABG Intermediate Holdings 2, LLC	Second Lien Secured Debt	10.27% (1M L+775, 1.00% Floor)	09/29/25	$7,371	$7,344	$7,261	(10)
BIG Buyer, LLC	First Lien Secured Debt	9.14% (3M L+650, 1.00% Floor)	11/20/23	25,278	24,536	24,519	(9)
	First Lien Secured Debt	9.28% (3M L+650, 1.00% Floor)	11/20/23	2,326	2,292	2,256	(9)
	First Lien Secured Debt - Revolver	9.14% (3M L+650, 1.00% Floor)	11/20/23	271	271	263	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/20/23	1,535	(53)	(46)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	11/20/23	3,091	(79)	(163)	(8)(9)(21)(23)
					26,967	26,829
Sequential Brands Group, Inc.	Second Lien Secured Debt	11.25% (1M L+875)	02/07/24	13,141	13,029	13,002	(17)
Reddy Ice Corporation	First Lien Secured Debt	10.02% (1M L+750, 1.00% Floor)	06/30/23	30,488	30,075	30,195	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/30/23	2,920	(39)	(28)	(8)(9)(21)(23)
	First Lien Secured Debt - Letter of Credit	4.50%	04/05/19	9,680	—	(93)	(8)(9)(23)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2018
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)		Cost (28)	Fair Value (1) (29)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	06/30/23		266	—	—	(9)(21)(23)
						30,036	30,074
Total Consumer Goods - Non-Durable						$77,376	$77,166
Consumer Services
1A Smart Start LLC	Second Lien Secured Debt	10.77% (1M L+825, 1.00% Floor)	08/22/22		$25,100	$24,708	$24,687
Nemo (BC) Bidco Pty Ltd	First Lien Secured Debt	7.84% (3M BBSW+575, 1.00% Floor)	04/06/24	A$	6,768	4,906	4,669	(17)
	First Lien Secured Debt - Unfunded Delayed Draw	2.59% Unfunded	04/06/24	A$	232	(9)	(10)	(8)(17)(21)(23)
						4,897	4,659
Pinstripe Holdings, LLC	First Lien Secured Debt	8.52% (1M L+600)	01/15/25		7,000	6,860	6,860
Tidewater Consumer Receivables, LLC	First Lien Secured Debt	8.26% (1M L+575)	12/28/23		11,333	11,220	11,220	(9)(17)
	First Lien Secured Debt - Revolver	8.26% (1M L+575)	12/28/23		18	18	18	(9)(17)(23)
	First Lien Secured Debt - Unfunded Revolver	0.00% Unfunded	12/28/23		1,148	(12)	(11)	(8)(9)(17)(21)(23)
						11,226	11,227
Total Consumer Services						$47,691	$47,433
Containers, Packaging & Glass
Sprint Industrial Holdings, LLC	Second Lien Secured Debt	13.50% PIK	11/14/19		$21,086	$18,107	$14,560	(13)(14)
	Common Equity/Interests - Warrants	N/A	N/A		7,341 Warrants	—	—	(13)(26)
						18,107	14,560
TricorBraun Holdings, Inc.	First Lien Secured Debt - Revolver	7.75% (P+225)	11/30/21		4,208	4,208	4,215	(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/30/21		1,418	(295)	—	(21)(23)
						3,913	4,215
Total Containers, Packaging & Glass						$22,020	$18,775
Diversified Investment Vehicles, Banking, Finance, Real Estate
Alera Group Holdings	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	08/01/25		$20,000	$(177)	$(180)	(8)(21)(23)
Craft 2015-2	Structured Products and Other - Credit-Linked Note	12.70% (3M L+925)	01/16/24		13,379	13,307	13,379	(11)(17)
Flock SPV I, LLC	First Lien Secured Debt	9.02% (1M L+650)	08/30/22		8,000	7,927	7,894	(9)(17)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/30/22		1,333	(12)	(18)	(8)(9)(17)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	08/30/22		10,667	(98)	(141)	(8)(9)(17)(21)(23)
						7,817	7,735
Golden Bear 2016-R, LLC (3)(4)	Structured Products and Other - Membership Interests	N/A	09/20/42		—	16,633	13,432	(17)
Mayfield Agency Borrower Inc.	Second Lien Secured Debt	11.02% (1M L+850)	03/02/26		5,000	4,933	4,966	(10)
Purchasing Power, LLC	First Lien Secured Debt	8.02% (1M L+550)	05/09/19		21,300	21,285	21,248	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	05/09/19		3,000	(7)	(7)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	05/09/19		5,700	(49)	(51)	(8)(9)(21)(23)
						21,229	21,190

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2018
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (28)	Fair Value (1) (29)
Taupo River II, LLC	First Lien Secured Debt	8.05% (3M L+525, 1.00% Floor)	06/08/20	14,000	13,947	13,947	(9)(17)
Ten-X, LLC	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/29/22	4,680	(315)	(328)	(8)(21)(23)
Total Diversified Investment Vehicles, Banking, Finance, Real Estate					$77,374	$74,141
Energy – Electricity
AMP Solar Group, Inc. (4)	Common Equity/Interests - Class A Common Unit	N/A	N/A	243,646 Shares	10,000	6,050	(13)(17)
Renew Financial
AIC SPV Holdings II, LLC (4)	Preferred Equity - Preferred Stock	N/A	N/A	143 Shares	534	676	(15)(17)
Renew Financial LLC (f/k/a Renewable Funding, LLC) (4)	Preferred Equity - Series B Preferred Stock	N/A	N/A	1,505,868 Shares	8,343	14,469	(13)
	Preferred Equity - Series D Preferred Stock	N/A	N/A	436,689 Shares	5,568	5,841	(13)
Renew JV LLC (4)	Common Equity/Interests - Membership Interests	N/A	N/A	N/A	1,683	2,058	(13)(17)
					16,128	23,044
Solarplicity Group
Solarplicity Group Limited (3)(4)	First Lien Secured Debt	N/A	11/30/22	£4,331	5,811	2,785	(13)(17)
Solarplicity UK Holdings Limited	First Lien Secured Debt	4.00%	03/08/23	£5,562	7,637	6,968	(17)
	Preferred Equity - Preferred Stock	N/A	N/A	4,286 Shares	5,861	4,952	(2)(13)(17)
	Common Equity/Interests - Ordinary Shares	N/A	N/A	2,825 Shares	4	276	(2)(13)(17)
					19,313	14,981
Total Energy – Electricity					$45,441	$44,075
Energy – Oil & Gas
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.) (5)	First Lien Secured Debt	8.00% Cash (10.00% PIK Toggle)	03/29/19	$10,000	$10,000	$10,000
	Second Lien Secured Debt	10.00% PIK (8.00% Cash Toggle)	03/29/21	32,876	32,876	32,876
	Common Equity/Interests - Common Stock	N/A	N/A	5,000,000 Shares	30,078	4,782	(13)
					72,954	47,658
Pelican Energy, LLC (4)	Common Equity/Interests - Membership Interests	N/A	N/A	1,444 Shares	18,736	5,925	(13)(17)(16)
SHD Oil & Gas, LLC (5)	First Lien Secured Debt - Tranche C Note	12.00%	03/31/20	20,400	20,400	21,012
	First Lien Secured Debt - Tranche A Note	14.00% (8.00% Cash plus 6.00% PIK)	03/31/20	45,457	45,457	46,821
	First Lien Secured Debt - Tranche B Note	14.00% PIK	03/31/20	81,346	44,380	39,309	(13)(14)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	03/31/20	1,600	—	—	(21)(23)
	Common Equity/Interests - Series A Units	N/A	N/A	7,600,000 Shares	1,411	—	(13)(16)
					111,648	107,142
Total Energy – Oil & Gas					$203,338	$160,725
Food & Grocery
Bumble Bee Foods
Bumble Bee Holdings, Inc.	First Lien Secured Debt	10.65% (3M L+800, 1.00% Floor)	08/15/23	$15,390	$15,138	$15,082

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2018
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)		Cost (28)	Fair Value (1) (29)
Connors Bros Clover Leaf Seafoods Company	First Lien Secured Debt	10.65% (3M L+800, 1.00% Floor)	08/15/23		4,360	4,289	4,273
						19,427	19,355
Grocery Outlet, Inc.	Second Lien Secured Debt	9.59% (1M L+725)	10/22/26		10,500	10,397	10,434	(10)
Total Food & Grocery						$29,824	$29,789
Healthcare & Pharmaceuticals
Altasciences
9360-1367 Quebec Inc.	First Lien Secured Debt	8.96% (3M L+625, 1.00% Floor)	06/09/23		$2,877	$2,829	$2,769	(9)(17)
	First Lien Secured Debt	8.43% (3M L+625, 1.00% Floor)	06/09/23	C$	2,400	1,758	1,691	(9)(17)
Altasciences US Acquisition, Inc.	First Lien Secured Debt	8.96% (3M L+625, 1.00% Floor)	06/09/23		5,195	5,109	5,001	(9)
	First Lien Secured Debt	8.69% (1M L+625, 1.00% Floor)	06/09/23		924	924	890	(9)(27)
	First Lien Secured Debt - Revolver	9.07% (3M L+625, 1.00% Floor)	06/09/23		285	285	274	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.25% Unfunded	06/09/23		1,140	(24)	(43)	(8)(9)(21)(23)(27)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	06/09/23		1,927	(26)	(107)	(8)(9)(21)(23)(27)
						10,855	10,475
Amerivet Partners Management, Inc.	First Lien Secured Debt	8.27% (1M L+575, 1.00% Floor)	06/05/24		13,017	12,797	12,647	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	06/05/24		13,146	(224)	(375)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/05/24		806	(18)	(23)	(8)(9)(21)(23)
						12,555	12,249
Analogic Corporation	First Lien Secured Debt	8.52% (1M L+600, 1.00% Floor)	06/22/24		27,323	26,699	27,049	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/22/23		2,609	(58)	(26)	(8)(9)(21)(23)
						26,641	27,023
Aptevo Therapeutics Inc.	First Lien Secured Debt	10.12% (1M L+760, 0.50% Floor)	02/01/23		8,571	8,709	8,458	(9)
Argon Medical Devices Holdings, Inc.	Second Lien Secured Debt	10.52% (1M L+800, 1.00% Floor)	01/23/26		19,600	19,513	19,404	(10)
BioClinica Holding I, LP	Second Lien Secured Debt	10.75% (3M L+825, 1.00% Floor)	10/21/24		24,612	24,238	22,643	(10)
Genesis Healthcare, Inc.	First Lien Secured Debt	8.80% (3M L+600, 0.50% Floor)	03/06/23		25,000	24,686	24,693	(9)
	First Lien Secured Debt	13.80% (3M L+1100, 1.00% Floor)	03/06/23		9,130	8,978	9,018	(9)
	First Lien Secured Debt - Revolver	8.80% (3M L+600, 0.50% Floor)	03/06/23		20,430	20,430	20,184	(9)(23)
	First Lien Secured Debt - Revolver	6.05% (3M L+325, 0.50% Floor)	03/06/23		5,698	5,698	5,629	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/06/23		34,741	(763)	(420)	(8)(9)(21)(23)
						59,029	59,104
Lanai Holdings III, Inc.	Second Lien Secured Debt	11.03% (3M L+850, 1.00% Floor)	08/28/23		17,391	17,046	15,913	(10)
LSCS Holdings, Inc	Second Lien Secured Debt	10.96% (3M L+825)	03/16/26		19,818	19,401	19,719
Maxor National Pharmacy Services, LLC	First Lien Secured Debt	8.82% (3M L+600, 1.00% Floor)	11/22/23		24,796	24,295	24,207	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/22/22		1,558	(30)	(36)	(8)(9)(21)(23)
						24,265	24,171
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2018
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (28)	Fair Value (1) (29)
Partner Therapeutics, Inc	First Lien Secured Debt	9.17% (1M L+665, 1.00% Floor)	01/01/23	10,000	9,849	9,845	(9)
	Preferred Equity - Preferred Stock	N/A	N/A	55,556 Shares	333	333	(9)
	Common Equity/Interests - Warrants	N/A	N/A	33,333 Warrants	135	96	(9)(13)
					10,317	10,274
ProPharma Group Intermediate, LLC	First Lien Secured Debt	8.51% (1M L+600, 0.50% Floor)	07/12/23	€6,438	7,267	7,286
	First Lien Secured Debt	8.51% (1M L+600, 0.50% Floor)	07/12/23	8,130	8,049	8,049
	First Lien Secured Debt	8.51% (1M L+600, 0.50% Floor)	01/13/20	255	296	252
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	07/12/23	1,032	(10)	(10)	(8)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	01/13/20	€2,753	(31)	(31)	(8)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	01/13/20	158	(2)	(2)	(8)(21)(23)
					15,569	15,544
PTC Therapeutics, Inc	First Lien Secured Debt	8.67% (1M L+615, 1.00% Floor)	05/01/21	12,667	12,630	12,793	(9)(17)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	05/01/21	6,333	(18)	—	(9)(17)(21)(23)
					12,612	12,793
RiteDose Holdings I, Inc.	First Lien Secured Debt	10.05% (3M L+725, 1.00% Floor)	09/13/23	14,850	14,471	14,212	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/13/22	2,000	(48)	(75)	(8)(9)(21)(23)
					14,423	14,137
Teladoc, Inc.	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	07/14/20	1,306	(35)	(1)	(8)(17)(21)(23)
	First Lien Secured Debt - Letters of Credit	7.25%	1/12/19 - 5/15/20	360	—	—	(8)(17)(23)
					(35)	(1)
TherapeuticsMD, Inc.	First Lien Secured Debt	10.27% (1M L+775, 1.50% Floor)	05/01/23	22,500	22,402	22,275	(9)(17)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	05/01/23	37,500	(332)	(375)	(8)(9)(17)(21)(23)
					22,070	21,900
Wright Medical Group, Inc.	First Lien Secured Debt	10.37% (1M L+785, 1.00% Floor)	12/23/21	6,667	6,557	6,533	(9)(17)
	First Lien Secured Debt - Revolver	6.77% (1M L+425, 0.75% Floor)	12/23/21	7,807	7,807	7,807	(9)(17)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/23/21	42,193	(298)	—	(9)(17)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	12/23/21	6,667	(109)	(133)	(8)(9)(17)(21)(23)
					13,957	14,207
Total Healthcare & Pharmaceuticals					$311,165	$308,013
High Tech Industries
ChargePoint, Inc.	First Lien Secured Debt	9.07% (1M L+655, 1.25% Floor)	06/01/23	$10,500	$10,405	$10,381	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	06/01/23	3,000	(27)	—	(9)(21)(23)
					10,378	10,381
ChyronHego Corporation	First Lien Secured Debt	7.43% (3M L+643, 1.00% Floor)	03/09/20	34,812	34,624	32,723	(18)
DigiCert Holdings, Inc.	Second Lien Secured Debt	10.52% (1M L+800, 1.00% Floor)	10/31/25	12,157	12,105	11,823	(10)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2018
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (28)	Fair Value (1) (29)
FiscalNote, Inc.	First Lien Secured Debt	10.52% (1M L+800, 1.00% Floor)	08/21/23	28,125	27,407	27,352	(9)
	First Lien Secured Debt - Revolver	10.52% (1M L+800, 1.00% Floor)	08/21/23	1,313	1,313	1,276	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/21/23	1,313	(67)	(36)	(8)(9)(21)(23)
	Preferred Equity - Series F Preferred Stock	N/A	N/A	259,654 Shares	1,500	1,500	(9)
					30,153	30,092
International Cruise & Excursion Gallery, Inc.	First Lien Secured Debt	7.77% (1M L+525, 1.00% Floor)	06/06/25	14,925	14,649	14,776
LabVantage Solutions
LabVantage Solutions Inc.	First Lien Secured Debt	9.80% (1M L+750, 1.00% Floor)	12/29/20	12,234	12,073	12,111
LabVantage Solutions Limited	First Lien Secured Debt	8.50% (1M E+750, 1.00% Floor)	12/29/20	€12,024	12,770	13,607	(17)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/29/20	€3,435	(43)	(39)	(8)(17)(21)(23)
					24,800	25,679
Magnate Holding Corp.	First Lien Secured Debt	8.78% (3M L+600, 1.00% Floor)	12/16/24	16,670	16,422	16,420	(9)(17)
	First Lien Secured Debt - Revolver	7.78% (3M L+500, 1.00% Floor)	12/14/23	1,358	1,358	1,338	(9)(17)(23)
	First Lien Secured Debt - Unfunded Revolver	1.75% Unfunded	12/14/23	1,972	(49)	(30)	(8)(9)(17)(21)(23)
					17,731	17,728
Omnitracs, LLC	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/23/23	3,750	(285)	(338)	(8)(21)(23)
Telestream Holdings Corporation	First Lien Secured Debt	7.61% (3M L+645, 1.00% Floor)	03/24/22	36,073	35,828	35,171	(18)
Tibco Software Inc.	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/05/19	6,000	(11)	(840)	(8)(21)(23)
ZPower, LLC	First Lien Secured Debt	10.27% (1M L+775, 1.00% Floor)	07/01/22	6,667	6,685	6,636	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	07/01/22	1,667	(7)	(8)	(8)(9)(21)(23)
	Common Equity/Interests - Warrants	N/A	N/A	29,630 Warrants	48	57	(9)(13)
					6,726	6,685
Total High Tech Industries					$186,698	$183,880
Hotel, Gaming, Leisure, Restaurants
GFRC Holdings LLC	First Lien Secured Debt	10.80% (3M L+800 Cash (L+800 PIK Toggle), 1.50% Floor)	02/01/22	$2,500	$2,500	$2,500
Total Hotel, Gaming, Leisure, Restaurants					$2,500	$2,500
Manufacturing, Capital Equipment
AVAD
AVAD Canada Ltd.	First Lien Secured Debt - Revolver	6.52% (1M L+400, 1.00% Floor)	10/02/23	$641	$641	$628	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	10/02/23	359	(19)	(7)	(8)(9)(21)(23)
AVAD, LLC	First Lien Secured Debt	10.27% (1M L+775, 1.00% Floor)	10/02/23	8,194	8,039	8,031	(9)
	First Lien Secured Debt - Revolver	6.52% (1M L+400, 1.00% Floor)	10/02/23	12,376	12,376	12,129	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	10/02/23	3,290	(298)	(66)	(8)(9)(21)(23)
					20,739	20,715

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2018
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (28)	Fair Value (1) (29)
MedPlast Holdings Inc.	Second Lien Secured Debt	10.55% (3M L+775)	07/02/26	8,000	7,925	7,800	(10)
Total Manufacturing, Capital Equipment					$28,664	$28,515
Media – Diversified & Production
SESAC Holdco II LLC	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	02/23/22	$587	$(33)	$(44)	(8)(10)(21)(23)
	Second Lien Secured Debt	9.76% (1M L+725, 1.00% Floor)	02/24/25	3,241	3,216	3,120	(10)
					3,183	3,076
Sonar Entertainment, Inc.	First Lien Secured Debt	10.12% (1M L+760, 1.25% Floor)	11/15/21	9,669	9,508	9,499	(9)
	First Lien Secured Debt - Revolver	10.12% (1M L+760, 1.25% Floor)	11/15/21	6,581	6,581	6,466	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/15/21	16,250	(382)	(284)	(8)(9)(21)(23)
					15,707	15,681
Total Media – Diversified & Production					$18,890	$18,757
Metals & Mining
Magnetation, LLC	First Lien Secured Debt	10.80% (3M L+800 Cash (PIK Toggle))	12/31/19	$1,352	$1,182	$157	(13)(14)
Total Metals & Mining					$1,182	$157
Telecommunications
IPC Corporation	First Lien Secured Debt	7.51% (3M L+500, 1.00% Floor)	08/06/21	$10,000	$9,921	$9,383	(9)
Securus Technologies Holdings, Inc.	Second Lien Secured Debt	10.77% (1M L+825, 1.00% Floor)	11/01/25	12,878	12,768	12,459	(10)
Total Telecommunications					$22,689	$21,842
Transportation – Cargo, Distribution
Dynamic Product Tankers, LLC (5)	First Lien Secured Debt	9.80% (3M L+700)	06/30/23	$42,000	$41,820	$42,000	(17)
	First Lien Secured Debt - Letters of Credit	2.25%	9/20/19 - 3/31/21	2,750	—	—	(17)(23)
	Common Equity/Interests - Class A Units	N/A	N/A	N/A	48,956	37,367	(17)(24)
					90,776	79,367
MSEA Tankers LLC (5)	Common Equity/Interests - Class A Units	N/A	N/A	N/A	74,450	74,300	(17)(25)
PT Intermediate Holdings III, LLC	Second Lien Secured Debt	10.80% (3M L+800, 1.00% Floor)	12/08/25	9,375	9,293	9,281
Total Transportation – Cargo, Distribution					$174,519	$162,948
Utilities – Electric
Asset Repackaging Trust Six B.V.	Structured Products and Other	12.04%	05/18/27	$58,411	$26,363	$29,794	(11)(17)(19)
Total Utilities – Electric					$26,363	$29,794
Total Investments before Cash Equivalents					$2,357,115	$2,307,966
J.P. Morgan U.S. Government Money Market Fund	N/A	N/A	N/A	$22,653	$22,653	$22,653	(22)
Total Investments after Cash Equivalents					$2,379,768	$2,330,619	(6)(7)
____________________

(1)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (See Note 2 to the financial statements).

(2)	Preferred and ordinary shares in Solarplicity UK Holdings Limited are GBP denominated equity investments.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2018
(In thousands, except share data)

(3)
Denotes investments in which the Company owns greater than 25% of the equity, where the governing documents of each entity preclude the Company from exercising a controlling influence over the management or policies of such entity. The Company does not have the right to elect or appoint more than 25% of the directors or another party has the right to elect or appoint more directors than the Company and has the right to appoint certain members of senior management. Therefore, the Company has determined that these entities are not controlled affiliates. As of December 31, 2018, we had a 100% and 28% equity ownership interest in Golden Bear 2016-R, LLC and Solarplicity Group Limited, respectively.

(4)
Denotes investments in which we are an “Affiliated Person,” as defined in the 1940 Act, due to holding the power to vote or owning 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of March 31, 2018 and December 31, 2018 along with transactions during the nine months ended December 31, 2018 in these affiliated investments are as follows:

Name of Issuer	Fair Value at March 31, 2018	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at December 31, 2018	Net Realized Gains (Losses)	Interest/Dividend/Other Income
AIC SPV Holdings II, LLC, Preferred Stock	$925	$534	$(534)	$(249)	$676	$—	$66
AMP Solar Group, Inc., Class A Common Unit	5,051	—	—	998	6,049	—	—
Golden Bear 2016-R, LLC, Membership Interests	14,147	128	—	(843)	13,432	—	838
Pelican Energy, LLC, Membership Interests	12,946	—	(5,705)	(1,316)	5,925	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series B Preferred Stock	19,035	—	—	(4,566)	14,469	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series D Preferred Stock	6,676	—	—	(835)	5,841	—	—
Renew JV LLC, Membership Interests	4,111	687	(1,744)	(996)	2,058	2,007	—
Solarplicity Group Limited, First Lien Term Loan	6,063	—	—	(3,277)	2,786	—	—
	$68,954	$1,349	$(7,983)	$(11,084)	$51,236	$2,007	$904
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

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2018
(In thousands, except share data)

(5)
Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Fair value as of March 31, 2018 and December 31, 2018 along with transactions during the nine months ended December 31, 2018 in these controlled investments are as follows:

Name of Issuer	Fair Value at March 31, 2018	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Losses	Fair Value at December 31, 2018	Net Realized Losses	Interest/Dividend/Other Income
Dynamic Product Tankers, LLC, First Lien Term Loan	$42,000	$30	$—	$(30)	$42,000	$—	$3,016
Dynamic Product Tankers, LLC, Letters of Credit	—	—	—	—	—	—	—
Dynamic Product Tankers, LLC, Class A Units	41,479	850	—	(4,962)	37,367	—	—
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), First Lien Term Loan	15,000	—	(5,000)	—	10,000	—	903
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Second Lien Term Loan	30,510	2,367	—	(1)	32,876	—	2,358
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Common Stock	20,303	—	—	(15,521)	4,782	—	—
Merx Aviation Finance Assets Ireland Limited, Letters of Credit	—	—	—	—	—	—	—
Merx Aviation Finance, LLC, Letter of Credit	—	—	—	—	—	—	—
Merx Aviation Finance, LLC, Revolver	359,800	92,000	(49,600)	—	402,200	—	36,251
Merx Aviation Finance, LLC, Membership Interests	42,381	—	—	10,970	53,351	—	6,900
MSEA Tankers LLC, Class A Units	72,256	—	—	2,045	74,301	—	3,650
SHD Oil & Gas, LLC, Tranche C Note	19,776	1,200	—	36	21,012	—	1,774
SHD Oil & Gas, LLC, Tranche A Note	44,739	2,022	—	60	46,821	—	4,715
SHD Oil & Gas, LLC, Tranche B Note	40,816	—	—	(1,508)	39,308	—	—
SHD Oil & Gas, LLC, Unfunded Tranche C Note	—	—	—	—	—	—	—
SHD Oil & Gas, LLC, Series A Units	—	—	—	—	—	—	—
	$729,060	$98,469	$(54,600)	$(8,911)	$764,018	$—	$59,567
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

As of December 31, 2018, the Company had a 85%, 47%, 100%, 98% and 38% equity ownership interest in Dynamic Product Tankers, LLC; Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.); Merx Aviation Finance, LLC; MSEA Tankers, LLC; and SHD Oil & Gas, LLC (f/k/a Spotted Hawk Development LLC), respectively.

(6)	Aggregate gross unrealized gain and loss for federal income tax purposes is $138,350 and $164,943, respectively. Net unrealized loss is $26,593 based on a tax cost of $2,357,212.

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
December 31, 2018
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

(17)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of December 31, 2018, non-qualifying assets represented approximately 16.50% of the total assets of the Company.

(18)	In addition to the interest earned based on the stated rate of this loan, the Company may be entitled to receive additional interest as a result of its arrangement with other lenders in a syndication.

(19)	This investment represents a leveraged subordinated interest in a trust that holds one foreign currency denominated bond and a derivative instrument.

(20)
Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread. The borrower has an option to choose the benchmark rate, such as the London Interbank Offered Rate (“LIBOR”), the Euro Interbank Offered Rate (“EURIBOR”), the federal funds rate or the prime rate. The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates (1M L, 2M L, 3M L or 6M L, respectively), EURIBOR loans are typically indexed to 90-day EURIBOR rates (3M E) and Bank Bill Swap rates (3M BBSW) are typically index to 90-day Bank Bill Swap rates, at the borrower’s option. LIBOR and EURIBOR loans may be subject to interest floors. As of December 31, 2018, rates for 1M L, 2M L, 3M L, 6M L, 1M E, 3M E, 3M BBSW, and Prime are 2.52%, 2.62%, 2.80%, 2.87%, (0.41%), (0.36%), 2.09% and 5.50%, respectively.

(21)	The rates associated with these undrawn committed revolvers and delayed draw term loans represent rates for commitment and unused fees.

(22)	This security is included in the Cash and Cash Equivalents on the Statements of Assets and Liabilities.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2018
(In thousands, except share data)

(23)
As of December 31, 2018, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 10 to the financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Portfolio Company	Total Commitment	Drawn Commitment	Letters of Credit	Undrawn Commitment
Aero Operating LLC	$4,813	$2,406	$104	$2,303
Alera Group Holdings	20,000	—	—	20,000
Altasciences US Acquisition, Inc.	3,352	285	—	3,067
American Media, Inc.	1,778	—	—	1,778
Amerivet Partners Management, Inc.	13,952	—	—	13,952
Analogic Corporation	2,609	—	—	2,609
AVAD Canada Ltd.*	1,000	641	—	359
AVAD, LLC	15,666	12,376	—	3,290
BIG Buyer, LLC	4,896	271	—	4,625
Carbonfree Caustic SPE LLC	9,311	—	—	9,311
ChargePoint, Inc.	3,000	—	—	3,000
Dynamic Product Tankers, LLC	2,750	—	2,750	—
Eagle Foods Family Group, LLC	3,750	—	—	3,750
Education Personnel*	5,619	—	—	5,619
Erickson Inc	45,000	21,257	5,844	17,899
FiscalNote, Inc.	2,626	1,313	—	1,313
Flock SPV I, LLC	12,000	—	—	12,000
Florida Food Products, LLC	1,713	1,062	—	651
Genesis Healthcare, Inc.	60,870	26,129	—	34,741
KDC US Holdings	6,020	—	—	6,020
LabVantage Solutions Limited*	3,927	—	—	3,927
Magnate Holding Corp.*	3,330	1,358	—	1,972
Margaux Acquisition Inc.*	9,848	343	—	9,505
Maxor National Pharmacy Services, LLC	1,558	—	—	1,558
Merx Aviation Finance Assets Ireland Limited	3,600	—	3,600	—
Merx Aviation Finance, LLC	177	—	177	—
Nemo (BC) Bidco Pty Ltd*	163	—	—	163
Newscycle Solutions, Inc.	500	—	—	500
Omnitracs, LLC	3,750	—	—	3,750
ProPharma Group Intermediate, LLC*	4,338	—	—	4,338
PSI Services, LLC*	457	—	—	457
PTC Therapeutics, Inc	6,333	—	—	6,333
Purchasing Power, LLC	8,700	—	—	8,700
RA Outdoors, LLC	1,200	—	—	1,200
RiteDose Holdings I, Inc.	2,000	—	—	2,000
Reddy Ice Corporation	12,865	—	9,680	3,185
SESAC Holdco II LLC	587	—	—	587
SHD Oil & Gas, LLC	1,600	—	—	1,600
Simplifi Holdings, Inc.	2,400	—	—	2,400
Sonar Entertainment, Inc.	22,831	6,581	—	16,250
Teladoc, Inc.	1,666	—	360	1,306
Ten-X, LLC	4,680	—	—	4,680
TGG TS Acquisition Company	1,750	1,115	—	635
TherapeuticsMD, Inc.	37,500	—	—	37,500
Tibco Software Inc.	6,000	—	—	6,000
Tidewater Consumer Receivables, LLC	1,166	18	—	1,148
TNT Crust LLC	1,626	—	—	1,626
TricorBraun Holdings, Inc.	5,626	4,208	—	1,418
USLS Acquisition, Inc.	6,298	—	—	6,298
Vertafore, Inc.	15,000	—	409	14,591
Westfall Technik, Inc.	11,551	674	—	10,877
Wright Medical Group, Inc.	56,667	7,807	—	48,860
ZPower, LLC	1,667	—	—	1,667
Total Commitments	$462,086	$87,844	$22,924	$351,318
____________________
* These investments are in a foreign currency and the total commitment has been converted to USD using the December 31, 2018 exchange rate.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2018
(In thousands, except share data)

(24)
As of December 31, 2018, Dynamic Product Tankers, LLC had various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-3 units which are identical except that Class A-1 unit is voting and Class A-3 unit is non-voting. The units entitle the Company to appoint three out of five managers to the board of managers.

(25)
As of December 31, 2018, MSEA Tankers, LLC had various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-2 units which are identical except that Class A-1 unit is voting and Class A-2 unit is non-voting. The units entitle the Company to appoint two out of three managers to the board of managers.

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

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2018
(In thousands, except share data)

(28)	The following shows the composition of the Company’s portfolio at cost by control designation, investment type and industry as of December 31, 2018:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Non-Controlled/Non-Affiliated Investments
Advertising, Printing & Publishing	$36,378	$5,495	$—	$—	$—	$—	$—	$41,873
Aerospace & Defense	20,883	47,128	—	—	—	—	—	68,011
Automotive	16,102	23,414	—	—	—	1,714	—	41,230
Beverage, Food & Tobacco	57,177	—	—	—	—	244	—	57,421
Business Services	117,883	217,774	—	—	—	603	—	336,260
Chemicals, Plastics & Rubber	60,475	14,455	—	—	—	9,000	—	83,930
Consumer Goods – Durable	13,816	21,640	—	—	—	—	—	35,456
Consumer Goods – Non-Durable	57,003	20,373	—	—	—	—	—	77,376
Consumer Services	22,983	24,708	—	—	—	—	—	47,691
Containers, Packaging & Glass	3,913	18,107	—	—	—	—	—	22,020
Diversified Investment Vehicles, Banking, Finance, Real Estate	42,501	4,933	—	13,307	—	—	—	60,741
Energy – Electricity	7,637	—	—	—	5,861	4	—	13,502
Food & Grocery	19,427	10,397	—	—	—	—	—	29,824
Healthcare & Pharmaceuticals	230,499	80,198	—	—	333	—	135	311,165
High Tech Industries	173,045	12,105	—	—	1,500	—	48	186,698
Hotel, Gaming, Leisure, Restaurants	2,500	—	—	—	—	—	—	2,500
Manufacturing, Capital Equipment	20,739	7,925	—	—	—	—	—	28,664
Media – Diversified & Production	15,674	3,216	—	—	—	—	—	18,890
Metals & Mining	1,182	—	—	—	—	—	—	1,182
Telecommunications	9,921	12,768	—	—	—	—	—	22,689
Transportation – Cargo, Distribution	—	9,293	—	—	—	—	—	9,293
Utilities – Electric	—	—	—	26,363	—	—	—	26,363
Total Non-Controlled/ Non-Affiliated Investments	$929,738	$533,929	$—	$39,670	$7,694	$11,565	$183	$1,522,779
Non-Controlled/Affiliated Investments
Diversified Investment Vehicles, Banking, Finance, Real Estate	$—	$—	$—	$16,633	$—	$—	$—	$16,633
Energy – Electricity	5,811	—	—	—	14,445	11,683	—	31,939
Energy – Oil & Gas	—	—	—	—	—	18,736	—	18,736
Total Non-Controlled/Affiliated Investments	$5,811	$—	$—	$16,633	$14,445	$30,419	$—	$67,308
Controlled Investments
Aviation and Consumer Transport	$402,200	$—	$—	$—	$—	$15,000	$—	$417,200
Energy – Oil & Gas	120,237	32,876	—	—	—	31,489	—	184,602
Transportation – Cargo, Distribution	41,820	—	—	—	—	123,406	—	165,226
Total Controlled Investments	$564,257	$32,876	$—	$—	$—	$169,895	$—	$767,028
Total	$1,499,806	$566,805	$—	$56,303	$22,139	$211,879	$183	$2,357,115

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2018
(In thousands, except share data)

(29)	The following shows the composition of the Company’s portfolio at fair value by control designation, investment type and industry as of December 31, 2018:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Non-Controlled / Non-Affiliated Investments
Advertising, Printing & Publishing	$37,363	$5,536	$—	$—	$—	$—	$—	$42,899	3.2%
Aerospace & Defense	20,245	47,225	—	—	—	—	—	67,470	5.1%
Automotive	9,730	22,873	—	—	—	—	—	32,603	2.5%
Beverage, Food & Tobacco	57,520	—	—	—	—	244	—	57,764	4.4%
Business Services	118,301	216,473	—	—	—	619	—	335,393	25.5%
Chemicals, Plastics & Rubber	57,167	15,207	—	—	—	—	—	72,374	5.5%
Consumer Goods – Durable	13,372	21,590	—	—	—	440	—	35,402	2.7%
Consumer Goods – Non-Durable	56,903	20,263	—	—	—	—	—	77,166	5.9%
Consumer Services	22,746	24,687	—	—	—	—	—	47,433	3.6%
Containers, Packaging & Glass	4,215	14,560	—	—	—	—	—	18,775	1.4%
Diversified Investment Vehicles, Banking, Finance, Real Estate	42,364	4,966	—	13,379	—	—	—	60,709	4.6%
Energy – Electricity	6,968	—	—	—	4,952	276	—	12,196	0.9%
Food & Grocery	19,355	10,434	—	—	—	—	—	29,789	2.2%
Healthcare & Pharmaceuticals	229,905	77,679	—	—	333	—	96	308,013	23.4%
High Tech Industries	170,500	11,823	—	—	1,500	—	57	183,880	14.0%
Hotel, Gaming, Leisure, Restaurants	2,500	—	—	—	—	—	—	2,500	0.2%
Manufacturing, Capital Equipment	20,715	7,800	—	—	—	—	—	28,515	2.2%
Media – Diversified & Production	15,637	3,120	—	—	—	—	—	18,757	1.4%
Metals & Mining	157	—	—	—	—	—	—	157	0%
Telecommunications	9,383	12,459	—	—	—	—	—	21,842	1.7%
Transportation – Cargo, Distribution	—	9,281	—	—	—	—	—	9,281	0.7%
Utilities – Electric	—	—	—	29,794	—	—	—	29,794	2.3%
Total Non-Controlled / Non-Affiliated Investments	$915,046	$525,976	$—	$43,173	$6,785	$1,579	$153	$1,492,712	113.4%
% of Net Assets	69.5%	40.0%	—%	3.3%	0.5%	0.1%	0%	113.4%
Non-Controlled / Affiliated Investments
Diversified Investment Vehicles, Banking, Finance, Real Estate	$—	$—	$—	$13,432	$—	$—	$—	$13,432	1.0%
Energy – Electricity	2,785	—	—	—	20,987	8,107	—	31,879	2.4%
Energy – Oil & Gas	—	—	—	—	—	5,925	—	5,925	0.5%
Total Non-Controlled / Affiliated Investments	$2,785	$—	$—	$13,432	$20,987	$14,032	$—	$51,236	3.9%
% of Net Assets	0.2%	—%	—%	1.0%	1.6%	1.1%	—%	3.9%
Controlled Investments
Aviation and Consumer Transport	$402,200	$—	$—	$—	$—	$53,351	$—	$455,551	34.6%
Energy – Oil & Gas	117,142	32,876	—	—	—	4,782	—	154,800	11.7%
Transportation – Cargo, Distribution	42,000	—	—	—	—	111,667	—	153,667	11.7%
Total Controlled Investments	$561,342	$32,876	$—	$—	$—	$169,800	$—	$764,018	58.0%
% of Net Assets	42.6%	2.5%	—%	—%	—%	12.9%	—%	58.0%
Total	$1,479,173	$558,852	$—	$56,605	$27,772	$185,411	$153	$2,307,966	175.3%
% of Net Assets	112.3%	42.5%	—%	4.3%	2.1%	14.1%	0%	175.3%

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2018
(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of December 31, 2018
Aviation and Consumer Transport	19.7%
Business Services	14.5%
Healthcare & Pharmaceuticals	13.3%
High Tech Industries	8.0%
Transportation – Cargo, Distribution	7.1%
Energy - Oil & Gas	7.0%
Consumer Good - Non-durable	3.4%
Diversified Investment Vehicles, Banking, Finance, Real Estate	3.2%
Chemicals, Plastics & Rubber	3.1%
Aerospace & Defense	2.9%
Beverage, Food & Tobacco	2.5%
Consumer Services	2.1%
Energy - Electricity	1.9%
Advertising, Printing & Publishing	1.9%
Consumer Goods – Durable	1.5%
Automotive	1.4%
Utilities – Electric	1.3%
Foods & Grocery	1.3%
Manufacturing, Capital Equipment	1.2%
Telecommunications	0.9%
Containers, Packaging & Glass	0.8%
Media – Diversified & Production	0.8%
Hotel, Gaming, Leisure, Restaurants	0.1%
Metals & Mining	0.1%
Total Investments	100.0%

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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share and per share data)

Note 1. Organization
Apollo Investment Corporation (the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” or “our”), a Maryland corporation incorporated on February 2, 2004, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We commenced operations on April 8, 2004 receiving net proceeds of $870,000 from our initial public offering by selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through December 31, 2018, we have raised approximately $2,210,067 in net proceeds from additional offerings of common stock and repurchased common stock for $166,150.
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
Under the 1940 Act, ASC 946, and the regulations pursuant to Article 6 of Regulation S-X, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit us. Consequently, as of December 31, 2018, the Company consolidated some special purposes entities. These special purposes entities only hold investments of the Company and have no other significant asset and liabilities. All significant intercompany transactions and balances have been eliminated in consolidation.
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
Cash and cash equivalents are carried at cost which approximates fair value. Cash equivalents held as of December 31, 2018 was $22,654. Cash equivalents held as of March 31, 2018 was $14,035.
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

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides an independent assessment of value. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. During the nine months ended December 31, 2018, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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
Federal and State Income Taxes
We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through December 31, 2018 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ending March 31, 2019. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.
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
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the financial statements. As of December 31, 2018, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2015 remain subject to examination by the Internal Revenue Service.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

Retroactive Adjustments for Common Stock Reverse Split
The Company’s Board of Directors approved a one-for-three reverse stock split of the Company’s common stock on October 30, 2018 (the “Reverse Stock Split”). All common share and common per share amounts in the unaudited financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split as disclosed in Note 9.
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
SEC Disclosure Update
In August 2018, the US Securities and Exchange Commission adopted the final rule under SEC Release N0. 33-10532, Disclosure Update and Simplification which amends certain disclosures that were redundant, overlapping, outdated or superseded. The SEC has commented that these amendments will not be effective untill the quarter that begins after the effective date of the final rule, which was November 5, 2018. Among the amendments of the final rule is the requirement to disclose the Statement of Changes in Net Assets in the interim financial statements in reference to rules 8-03(a)(5) and10-01(a)(7). The Company is currently evaluating the impact of adopting amended rules 8-03(a)(5) and 10-01(a)(7) on its financial statements and disclosures.
Note 3. Related Party Agreements and Transactions
Investment Advisory Agreement with AIM
The Company has an investment advisory management agreement with the Investment Adviser (the “Investment Advisory Agreement”) under which AIM receives a fee from the Company, consisting of two components — a base management fee and a performance-based incentive fee.
On January 16, 2019, the Company and AIM entered into a fee offset agreement in connection with revenue realized by AIM and its affiliates for the management of certain aircraft assets.  The Company will receive an offsetting credit against total incentive fees otherwise due to AIM under the Investment Advisory Agreement.  The amount offset will initially be 20% of the management fee revenue earned and incentive fee revenue realized by AIM and its affiliates in connection with managing aircraft assets on related insurance balance sheets, new aircraft managed account capital and new dedicated aircraft funds. Once the aggregate capital raised exceeds $3 billion, the fee offset will step down to 10% of the amount of incremental management fee revenue earned and incentive fee revenue realized by AIM and its affiliates. The offset will be in place for seven years, however the incentive fees realized by AIM and its affiliates after this seven-year period from applicable investments that were raised or made within the seven-year period will also be used to offset incentive fees payable to AIM by the Company. The offset will be limited to the amount of incentive fee payable by the Company to AIM and any unapplied fee offset which exceeds the incentive fees payable in a given quarter will carry forward to be credited against the incentive fees payable by the Company in subsequent quarters.

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

For accounting purposes only, we are required under GAAP to accrue a theoretical capital gains incentive fee based upon net realized capital gains and unrealized capital gain and loss on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no accrual for theoretical capital gains incentive fee for the three and nine months ended December 31, 2018 and 2017. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (the “Advisers Act”) or the Investment Advisory Agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the Investment Advisory Agreement which specifically excludes consideration of unrealized capital gain.

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
For the three and nine months ended December 31, 2018, the Company recognized $8,720 and $26,851 respectively, of management fees, and $7,409 and $21,190, respectively, of incentive fees before impact of waived fees. For the three and nine months ended December 31, 2017, the Company recognized $12,048 and $36,463 respectively, of management fees, and $7,484 and $23,433, respectively, of incentive fees before impact of waived fees. For the three and nine months ended December 31, 2018, no management fees were waived (as not applicable) and incentive fees waived were $1,852 and $5,542, respectively. For the three and nine months ended December 31, 2017, management fees waived were $3,012 and $9,116, respectively, and incentive fees waived were $1,974 and $5,961, respectively.
As of December 31, 2018 and March 31, 2018, management and performance-based incentive fees payable were $14,276 and $16,585, respectively.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

For the three and nine months ended December 31, 2018, there were no amounts of incentive fees on PIK income for which payments have been deferred. For the three and nine months ended December 31, 2017, the amount of incentive fees on PIK income for which payments have been deferred were $750 and $2,517, respectively. For the three and nine months ended December 31, 2018, the Company reversed $0 and $979 of the deferred incentive fee payable related to PIK income which were deemed to be no longer realizable. For the three and nine months ended December 31, 2017, the Company reversed $411 and $411 of the deferred incentive fee payable related to PIK income which were deemed to be no longer realizable. As of December 31, 2018 and March 31, 2018, the cumulative deferred incentive fee on PIK income included in management and performance-based incentive fee payable line of the Statements of Assets and Liabilities were $0 and $3,066, respectively.
For the three and nine months ended December 31, 2018, the amount of interest on deferred incentive fees accrued were $15 and $62. For the three and nine months ended December 31, 2017, the amount of interest on deferred incentive fees accrued were $32 and $76. For the three and nine months ended December 31, 2018, the Company reversed $0 and $41, respectively, of the accrued interest payable on deferred incentive fees related to PIK income which were deemed to be no longer realizable. For the three and nine months ended December 31, 2017, the Company reversed $14 and $14, respectively, of the accrued interest payable on deferred incentive fees related to PIK income which were deemed to be no longer realizable. As of December 31, 2018 and March 31, 2018, the accrued interest payable on deferred incentive fees were $0 and $85, respectively.
Administration Agreement with AIA
The Company has also entered into an administration agreement with the Administrator (the “Administration Agreement”) under which AIA provides administrative services for the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator and requested to be reimbursed by the Administrator in performing its obligations under the Administration Agreement. The expenses include rent and the Company’s allocable portion of compensation and other related expenses for its Chief Financial Officer, Chief Legal Officer and Chief Compliance Officer and their respective staffs. For the three and nine months ended December 31, 2018, the Company recognized administrative services expense under the Administration Agreement of $1,657 and $5,152, respectively. For the three and nine months ended December 31, 2017, the Company recognized administrative services expense under the Administration Agreement of $1,693 and $5,061, respectively. There was no payable to AIA and its affiliates for expenses paid on our behalf as of December 31, 2018 and March 31, 2018.
Administrative Service Expense Reimbursement
Merx Aviation Finance, LLC (“Merx”), a wholly-owned portfolio company of the Company, has entered into an administration agreement with the Administrator (the “Merx Administration Agreement”) under which AIA provides administrative services to Merx. For the three and nine months ended December 31, 2018, the Company recognized administrative service expense reimbursements of $62 and $188, respectively, under the Merx Administration Agreement. For the three and nine months ended December 31, 2017, the Company recognized administrative service expense reimbursements of $62 and $188, respectively.
Debt Expense Reimbursements
The Company has also entered into debt expense reimbursement agreements with Merx Aviation Finance Assets Ireland Limited (an affiliate of Merx) and a few other portfolio companies, which will reimburse the Company for reasonable out-of-pocket expenses incurred, including any interest, fees or other amounts incurred by the Company in connection with letters of credit issued on their behalf. For the three and nine months ended December 31, 2018, the Company recognized debt expense reimbursements of $99 and $312, respectively, under the debt expense reimbursement agreements. For the three and nine months ended December 31, 2017, the Company recognized debt expense reimbursements of $63 and $191, respectively, under the debt expense reimbursement agreements.

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
As of December 31, 2018, the Company’s co-investment holdings were 35% of the portfolio or $811,270, measured at fair value and 35% of the portfolio or $819,328 measured at cost basis. As of March 31, 2018, the Company’s co-investment holdings were 22% of the portfolio or $498,704, measured at fair value and 22% of the portfolio or $497,418 measure at cost basis.
Note 4. Earnings Per Share
The following table sets forth the computation of earnings (loss) per share (“EPS”), pursuant to ASC 260-10, for the three and nine months ended December 31, 2018 and 2017:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Basic Earnings (Loss) Per Share
Net increase (decrease) in net assets resulting from operations	$(1,178)	$5,833	$40,101	$66,402
Weighted average shares outstanding	70,105,587	72,850,060	71,144,888	73,084,427
Basic earnings (loss) per share	$(0.02)	$0.08	$0.56	$0.91

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

Note 5. Investments
Fair Value Measurement and Disclosures
The following table shows the composition of our investment portfolio as of December 31, 2018, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$1,499,806	$1,479,173	$—	$(44)	$1,479,217
Second Lien Secured Debt	566,805	558,852	—	201,119	357,733
Structured Products and Other	56,303	56,605	—	—	56,605
Preferred Equity	22,139	27,772	—	—	27,772
Common Equity/Interests	211,879	185,411	—	—	185,411
Warrants	183	153	—	—	153
Total Investments before Cash Equivalents	$2,357,115	$2,307,966	$—	$201,075	$2,106,891
Money Market Fund	$22,653	$22,653	$22,653	$—	$—
Total Cash Equivalents	$22,653	$22,653	$22,653	$—	$—
Total Investments after Cash Equivalents	$2,379,768	$2,330,619	$22,653	$201,075	$2,106,891
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

The following table shows changes in the fair value of our Level 3 investments during the three months ended December 31, 2018:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of September 30, 2018	$1,313,116	$372,511	$80,000	$67,131	$32,524	$200,256	$164	$2,065,702
Net realized gains (losses)	(39)	(11,911)	—	(293)	—	—	(180)	(12,423)
Net change in unrealized gains (losses)	(16,983)	9,892	—	1,508	(4,752)	(9,052)	169	(19,218)
Net amortization on investments	746	246	—	115	—	—	—	1,107
Purchases, including capitalized PIK (3)	295,907	808	—	38	—	968	—	297,721
Sales (3)	(113,574)	(33,750)	(80,000)	(11,894)	—	(6,761)	—	(245,979)
Transfers out of Level 3 (1)	44	—	—	—	—	—	—	44
Transfers into Level 3 (1)	—	19,937	—	—	—	—	—	19,937
Fair value as of December 31, 2018	$1,479,217	$357,733	$—	$56,605	$27,772	$185,411	$153	$2,106,891

Net change in unrealized gains (losses) on Level 3 investments still held as of December 31, 2018	$(16,565)	$(1,108)	$—	$1,508	$(4,752)	$(9,051)	$(12)	$(29,980)
The following table shows changes in the fair value of our Level 3 investments during the nine months ended December 31, 2018:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of March 31, 2018	$1,131,943	$415,338	$90,117	$67,967	$31,052	$207,657	$251	$1,944,325
Net realized gains (losses)	(19)	(11,881)	—	(268)	(1)	2,007	(180)	(10,342)
Net change in unrealized gains (losses)	(7,990)	12,875	(198)	561	(5,345)	(21,147)	82	(21,162)
Net amortization on investments	2,919	877	—	333	—	1	—	4,130
Purchases, including capitalized PIK (3)	963,510	34,428	762	128	2,034	12,883	—	1,013,745
Sales (3)	(611,190)	(108,304)	(90,681)	(12,116)	32	(15,990)	—	(838,249)
Transfers out of Level 3 (1)	44	—	—	—	—	—	—	44
Transfers into Level 3 (1)	—	14,400	—	—	—	—	—	14,400
Fair value as of December 31, 2018	$1,479,217	$357,733	$—	$56,605	$27,772	$185,411	$153	$2,106,891

Net change in unrealized gains (losses) on Level 3 investments still held as of December 31, 2018	$(8,493)	$1,855	$—	$561	$(6,169)	$(20,318)	$(29)	$(32,593)
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

(2)	Includes unfunded commitments measured at fair value of $(7,399).

(3)	Includes reorganizations and restructuring of investments.

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

The following table shows changes in the fair value of our Level 3 investments during the nine months ended December 31, 2017 :

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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of December 31, 2018 and March 31, 2018. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.
The unobservable inputs used in the fair value measurement of our Level 3 investments as of December 31, 2018 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Secured Debt	$18,594	Broker Quoted	Broker Quote	N/A	N/A	N/A
	444,200	Discounted Cash Flow	Discount Rate	2.3%	14.1%	12.2%
	117,141	Recovery Analysis	Commodity Price	$61.86	$73.00	$64.99
	9,886	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	50,929	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
		Market Comparable Technique	Comparable Multiple	4.6x	4.6x	4.6x
	75,044	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	15,000	Transaction Price	Expected Proceeds	N/A	N/A	N/A
	748,423	Yield Analysis	Discount Rate	4.4%	19.1%	10.7%
Second Lien Secured Debt	70,526	Broker Quoted	Broker Quote	N/A	N/A	N/A
	14,559	Market Comparable	Comparable Multiple	7.9x	7.9x	7.9x
	32,876	Recovery Analysis	Commodity Price	$66.28	$73.00	$67.90
	239,772	Yield Analysis	Discount Rate	10.9%	15.1%	12.9%
Structured Products and Other	43,226	Discounted Cash Flow	Discount Rate	9.5%	10.0%	9.8%
	13,379	Transaction Price	Transaction Price	N/A	N/A	N/A
Preferred Equity	1,833	Cost	Purchase Price	$5.78	$6.00	$5.82
	677	Discounted Cash Flow	Discount Rate	10.5%	10.5%	10.5%
	20,310	Option Pricing Model	Expected Volatility	35.5%	35.5%	35.5%
	4,952	Yield Analysis	Discount Rate	19.5%	19.5%	19.5%
Common Equity/Interests	440	Broker Quoted	Broker Quote	N/A	N/A	N/A
	173,401	Discounted Cash Flow	Discount Rate	10.5%	27.5%	13.0%
	863	Market Comparable	Comparable Multiple	4.6x	10.8x	9.8x
	—	Option Pricing Model	Expected Volatility	18.0%	18.0%	18.0%
	10,707	Recovery Analysis	Commodity Price	$61.86	$73.00	$64.17
Warrants	153	Option Pricing Model	Expected Volatility	30.0%	60.0%	48.9%
Total Level 3 Investments	$2,106,891
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

The significant unobservable inputs used in the fair value measurement of the Company’s debt and equity securities are primarily earnings before interest, taxes, depreciation and amortization (“EBITDA”) comparable multiples and market discount rates. The Company typically uses EBITDA comparable multiples on its equity securities to determine the fair value of investments. The Company uses market discount rates for debt securities to determine if the effective yield on a debt security is commensurate with the market yields for that type of debt security. If a debt security’s effective yield is significantly less than the market yield for a similar debt security with a similar credit profile, the resulting fair value of the debt security may be lower. For certain investments where fair value is derived based on a recovery analysis, the Company uses underlying commodity prices from third party market pricing services to determine the fair value and/or recoverable amount, which represents the proceeds expected to be collected through asset sales or liquidation. Further, for certain investments, the Company also considered the probability of future events which are not in management’s control. Significant increases or decreases in any of these inputs in isolation would result in a significantly lower or higher fair value measurement. The significant unobservable inputs used in the fair value measurement of the structured products include the discount rate applied in the valuation models in addition to default and recovery rates applied to projected cash flows in the valuation models. Specifically, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. Increases in the discount rate can significantly lower the fair value of an investment; conversely decreases in the discount rate can significantly increase the fair value of an investment. The discount rate is determined based on the market rates an investor would expect for a similar investment with similar risks. For certain investments such as warrants, the Company may use an option pricing technique, of which the applicable method is the Black-Scholes Option Pricing Method (“BSM”), to perform valuations. The BSM is a model of price variation over time of financial instruments, such as equity, that is used to determine the price of call or put options. Various inputs are required but the primary unobservable input into the BSM model is the underlying asset volatility.
Investment Transactions
For the three and nine months ended December 31, 2018, purchases of investments on a trade date basis were $305,328 and $1,027,842, respectively. For the three and nine months ended December 31, 2017, purchases of investments on a trade date basis were $198,355 and $806,034, respectively.
For the three and nine months ended December 31, 2018, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $290,688 and $934,611, respectively. For the three and nine months ended December 31, 2017, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $204,800 and $796,545, respectively.
PIK Income
The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the three and nine months ended December 31, 2018, PIK income earned was $2,138 and $7,099, respectively. During the three and nine months ended December 31, 2017, PIK income earned was $5,775 and $17,554, respectively.
The following table shows the change in capitalized PIK balance for the three and nine months ended December 31, 2018 and 2017:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
PIK balance at beginning of period	$23,843	$27,696	$24,454	$53,262
PIK income capitalized	1,495	2,129	5,584	12,630
Adjustments due to investments exited or written off	(2,446)	—	(2,446)	(35,697)
PIK income received in cash	—	—	(4,700)	(370)
PIK balance at end of period	$22,892	$29,825	$22,892	$29,825

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

Dividend Income
The Company holds structured products and other investments. The CLO equity investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The Company records as dividend income the accretable yield from its beneficial interests in structured products such as CLOs based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. During the three and nine months ended December 31, 2018, dividend income from structured products was $298 and $904, respectively. During the three and nine months ended December 31, 2017, dividend income from structured products was $392 and $2,461, respectively.
Investments on Non-Accrual Status
As of December 31, 2018, 3.4% of total investments at amortized cost, or 2.8% of total investments at fair value, were on non-accrual status. As of March 31, 2018, 3.3% of total investments at amortized cost, or 2.3% of total investments at fair value, were on non-accrual status.
Unconsolidated Significant Subsidiary
The following unconsolidated subsidiary is considered significant subsidiary under SEC Regulation S-X Rule 10-01(b)(1) as of December 31, 2018. Accordingly, summarized, unaudited, comparative financial information is presented below for the unconsolidated significant subsidiary.

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

	Nine Months Ended December 31,
	2018	2017
Net revenue	$241,140	$85,164
Net operating income	146,599	50,685
Earnings before taxes	92,492	19,983
Net profit	93,444	19,833
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
As of December 31, 2018, the Company did not hold any derivative contacts.

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
The effect of transactions in derivative instruments to the Statements of Operations during the three and nine months ended December 31, 2018 and 2017 were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Net Change in Unrealized Losses on Derivatives
Purchased Put Options	$1,044	$(4,071)	$4,533	$(5,108)
Written Call Options	7,743	(8,029)	14,613	(8,865)
Net Change in Unrealized Losses on Derivatives	$8,787	$(12,100)	$19,146	$(13,973)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Net Realized Losses on Derivatives
Purchased Put Options	$(852)	$(1,210)	$(5,472)	$(1,215)
Written Call Options	(5,623)	596	(24,523)	596
Net Realized Losses on Derivatives	$(6,475)	$(614)	$(29,995)	$(619)
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

The Company has elected not to offset assets and liabilities in the Statements of Assets and Liabilities that may be received or paid as part of collateral arrangements, even when an enforceable master netting arrangement or other agreement is in place that provides the Company, in the event of counterparty default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations. As of December 31, 2018, the Company did not hold any derivative contracts.

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
Note 8. Debt and Foreign Currency Transactions and Translations
On April 4, 2018, the Company’s Board of Directors, including a “required majority” (as defined in Section 57(o) of the Investment Company Act of 1940, as amended) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the Investment Company Act of 1940. As a result, effective on April 4, 2019 (unless we receive earlier stockholder approval), our asset coverage requirement applicable to senior securities will be reduced from 200% to 150% (i.e., the revised regulatory leverage limitation permits BDCs to double the amount of borrowings, such that we would be able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us).

The Company’s outstanding debt obligations as of December 31, 2018 were as follows:

	Date Issued/Amended	Total Aggregate Principal Amount Committed	Principal Amount Outstanding		Fair Value		Final Maturity Date
Senior Secured Facility	11/19/2018	$1,590,000	$504,979	*	$505,069	(3)	11/19/2023
2043 Notes	6/17/2013	150,000	150,000		148,980	(1)	7/15/2043
2025 Notes	3/3/2015	350,000	350,000		342,064	(2)	3/3/2025
Total Debt Obligations		$2,090,000	$1,004,979		$996,113
Deferred Financing Cost and Debt Discount			$(10,492)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount			$994,487
____________________

*	Includes foreign currency debt obligations as outlined in Foreign Currency Transactions and Translations within this note to the financial statements.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

(1)	The fair value of these debt obligations would be categorized as Level 1 under ASC 820 as of December 31, 2018. The valuation is based on quoted prices of identical liabilities in active markets.

(2)	The fair value of these debt obligations would be categorized as Level 2 under ASC 820 as of December 31, 2018. The valuation is based on broker quoted prices.

(3)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of December 31, 2018. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.

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
Senior Secured Facility
On November 19, 2018, the Company amended and restated its senior secured, multi-currency, revolving credit facility (the “Senior Secured Facility”) from the previous December 22, 2016 amendment. The amended and restated agreement reduced the Company’s minimum asset coverage financial covenant from 200% to 150%, increased the lenders’ commitments from $1,190 to $1,590 extended the final maturity date through November 19, 2023, and included an accordion provision which allows the Company to increase the total commitments under the existing revolving facility up to an aggregate principal amount of $2,385 from new or existing lenders on the same terms and conditions as the existing commitments. The Senior Secured Facility is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. Commencing December 31, 2022, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the Senior Secured Facility as of November 19, 2022. In addition, the stated interest rate on the facility remains as a formula-based calculation based on a minimum borrowing base, resulting in a stated interest rate, depending on the type of borrowing, of (a) either LIBOR plus 1.75% per annum or LIBOR plus 2.00% per annum, or (b) either Alternate Base Rate plus 0.75% per annum or Alternate Base Rate plus 1% per annum. As of December 31, 2018, the stated interest rate on the facility was LIBOR plus 2.00%. The Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Senior Secured Facility and participation fees and fronting fees of up to 2.25% per annum on the letters of credit issued.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

The Senior Secured Facility contains affirmative and restrictive covenants, events of default and other customary provisions for similar debt facilities, including: (a) periodic financial reporting requirements, (b) maintaining minimum stockholders’ equity of the greater of (i) 30% of the total assets of the Company and its consolidated subsidiaries as of the last day of any fiscal quarter and (ii) the sum of (A) $870 plus (B) 25% of the net proceeds from the sale of equity interests in the Company after the closing date of the Senior Secured Facility, (c) maintaining a ratio of total assets, less total liabilities (other than indebtedness) to total indebtedness, in each case of the Company and its consolidated subsidiaries, of not less than 1.5:1.0, (d) maintaining a ratio of certain total assets, less total liabilities (other than indebtedness) to total indebtedness, of the Company and its consolidated subsidiaries, of not less than 2.0:1.0, (e) limitations on the incurrence of additional indebtedness, including a requirement to meet a certain minimum liquidity threshold before the Company can incur such additional debt, (f) limitations on liens, (g) limitations on investments (other than in the ordinary course of the Company’s business), (h) limitations on mergers and disposition of assets (other than in the normal course of the Company’s business activities), (i) limitations on the creation or existence of agreements that permit liens on properties of the Company’s consolidated subsidiaries and (j) limitations on the repurchase or redemption of certain unsecured debt and debt securities. In addition to the asset coverage ratio described in clause (c) of the preceding sentence, borrowings under the Senior Secured Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio. The advance rate applicable to any specific type of asset in the Company’s portfolio will also depend on the relevant asset coverage ratio as of the date of determination. Borrowings under the Senior Secured Facility will also continue to be subject to the leverage restrictions contained in the Investment Company Act of 1940, as amended.
The Senior Secured Facility also provides for the issuance of letters of credit up to an aggregate amount of $150,000. As of December 31, 2018 and March 31, 2018, the Company had $16,207 and $14,234, respectively, in standby letters of credit issued through the Senior Secured Facility. The amount available for borrowing under the Senior Secured Facility is reduced by any standby letters of credit issued through the Senior Secured Facility. Under GAAP, these letters of credit are considered commitments because no funding has been made and as such are not considered a liability. These letters of credit are not senior securities because they are not in the form of a typical financial guarantee and the portfolio companies are obligated to refund any drawn amounts. The available remaining capacity under the Senior Secured Facility was $1,068,814 and $890,550 as of December 31, 2018 and March 31, 2018, respectively. Terms used in this disclosure have the meanings set forth in the Senior Secured Facility agreement.
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
The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three and nine months ended December 31, 2018 and 2017:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Average debt outstanding	$925,141	$863,916	$967,265	$909,872
Maximum amount of debt outstanding	1,013,289	918,439	1,274,562	1,056,929

Weighted average annualized interest cost (1)	5.39%	5.07%	5.26%	5.30%
Annualized amortized debt issuance cost	0.66%	0.60%	0.57%	0.59%
Total annualized interest cost	6.05%	5.67%	5.83%	5.89%
____________________

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Facility. Commitment fees for the three and nine months ended December 31, 2018 were $885 and $2,196 respectively. Commitment fees for the three and nine months ended December 31, 2017 were $803 and $2,424, respectively.

Foreign Currency Transactions and Translations
The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of December 31, 2018:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
Canadian Dollar	C$	2,300	$1,894	$1,684	$210	1/24/2019
Euro		€14,000	15,129	16,004	(875)	1/22/2019
Euro		€24,000	26,696	27,436	(740)	1/24/2019
British Pound		£8,000	10,089	10,189	(100)	1/17/2019
British Pound		£20,100	29,219	25,599	3,620	1/31/2019
Australian Dollar	A$	6,000	4,406	4,224	182	1/24/2019
			$87,433	$85,136	$2,297

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
As of December 31, 2018 and March 31, 2018, the Company was in compliance with all debt covenants for all outstanding debt obligations.
Note 9. Stockholders’ Equity
There were no equity offerings of common stock during the three and nine months ended December 31, 2018 and fiscal year ended March 31, 2018.
The Company adopted the following plans, approved by the Board of Directors, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the Securities Exchange Act of 1934 (the “1934 Act”) (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased	Cost of Shares Repurchased	Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50,000	$50,000	$—
December 14, 2015	50,000	50,000	—
September 14, 2016	50,000	50,000	—
October 30, 2018	50,000	16,150	33,850
Total as of December 31, 2018	$200,000	$166,150	$33,850
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

Under the Repurchase Plans described above, the Company allocated the following amounts to be repurchased in accordance with SEC Rule 10b5-1 (the “10b5-1 Repurchase Plans”):

Effective Date	Termination Date	Amount Allocated to 10b5-1 Repurchase Plans
September 15, 2015	November 5, 2015	$5,000
January 1, 2016	February 5, 2016	10,000
April 1, 2016	May 19, 2016	5,000
July 1, 2016	August 5, 2016	15,000
September 30, 2016	November 8, 2016	20,000
January 4, 2017	February 6, 2017	10,000
March 31, 2017	May 19, 2017	10,000
June 30, 2017	August 7, 2017	10,000
October 2, 2017	November 6, 2017	10,000
January 3, 2018	February 8, 2018	10,000
June 18, 2018	August 9, 2018	10,000
September 17, 2018	October 31, 2018	10,000
December 12, 2018	February 7, 2019	10,000
During the nine months ended December 31, 2018, the Company repurchased 2,916,198 shares at a weighted average price per share of $15.79, inclusive of commissions, for a total cost of $46,049. This represents a discount of approximately 18.51% of the average net asset value per share for the nine months ended December 31, 2018.
During the year ended March 31, 2018, the Company repurchased 1,127,519 shares at a weighted average price per share of $17.51, inclusive of commissions, for a total cost of $19,746. This represents a discount of approximately 12.47% of the average net asset value per share for the year ended March 31, 2018.

Since the inception of the Repurchase Plans through December 31, 2018, the Company repurchased 9,725,950 shares at a weighted average price per share of $17.08, inclusive of commissions, for a total cost of $166,150. Including fractional shares, the Company has repurchased 9,725,980 shares at a weighted average price per share of $17.08, inclusive of commissions, for a total cost of $166,150.
On September 12, 2014, the Company announced an at-the-market offering program (the “ATM Program”) through which it can sell up to 16 million shares of its common stock from time to time. As of December 31, 2018, no shares had been sold through the Company’s ATM Program.
On October 30, 2018, the Company’s Board of Directors approved a one-for-three reverse stock split of the Company’s common stock which was effective as of the close of business on November 30, 2018. The Company's common stock began trading on a split-adjusted basis on December 3, 2018. The fractional shares that resulted from the Reverse Stock Split were approximately 29 shares and they were canceled by paying cash in lieu of the fair value.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

Note 10. Commitments and Contingencies
The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of December 31, 2018 and March 31, 2018, the Company had the following unfunded commitments to its portfolio companies:

	December 31, 2018	March 31, 2018
Unfunded revolver obligations and bridge loan commitments (1)	$199,579	$239,689
Standby letters of credit issued and outstanding (2)	22,924	20,692
Unfunded delayed draw loan commitments (3)	80,543	21,959
Unfunded delayed draw loan commitments (performance thresholds not met) (4)	71,196	15,244
Total Unfunded Commitments	$374,242	$297,584
____________________

(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of December 31, 2018 and March 31, 2018, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of December 31, 2018 and March 31, 2018, the bridge loan commitments included in the balances were $0 and $99,666, respectively.

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

(4)
The borrowers are required to meet certain performance thresholds before the Company is obligated to fulfill the commitments and those performance thresholds were not met as of December 31, 2018 and March 31, 2018.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

Note 11. Financial Highlights
The following is a schedule of financial highlights for the nine months ended December 31, 2018 and fiscal year ended March 31, 2018.

	Nine Months Ended December 31, 2018	Year Ended March 31, 2018
	(Unaudited)
Per Share Data*
Net asset value at beginning of period	$19.67	$20.22
Net investment income (1)	1.34	1.83
Net realized and change in unrealized losses (1)	(0.77)	(0.63)
Net increase in net assets resulting from operations	0.56	1.20
Distribution of net investment income (2)	(1.35)	(1.20)
Distribution of return of capital (2)	—	(0.60)
Accretion due to share repurchases	0.16	0.03
Net asset value at end of period	$19.03	$19.67

Per share market value at end of period	$12.40	$15.66
Total return (3)	(13.82)%	(12.06)%
Shares outstanding at end of period	69,187,804	72,104,032
Weighted average shares outstanding	71,144,888	72,874,613

Ratio/Supplemental Data
Net assets at end of period (in millions)	$1,316.6	$1,418.1
Annualized ratio of operating expenses to average net assets (4)(5)	5.42%	5.02%
Annualized ratio of interest and other debt expenses to average net assets (5)	4.09%	3.61%
Annualized ratio of total expenses to average net assets (4)(5)	9.51%	8.63%
Annualized ratio of net investment income to average net assets (5)	9.19%	9.15%
Average debt outstanding (in millions)	$967.3	$899.3
Average debt per share	$13.60	$12.33
Annualized portfolio turnover rate (5)	53.14%	45.06%
Asset coverage per unit (6)	$2,310	$2,770
____________________

*	Totals may not foot due to rounding.

(1)	Financial highlights are based on the weighted average number of shares outstanding for the period presented.

(2)
The tax character of distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. Although the tax character of distributions paid to stockholders through December 31, 2018 may include return of capital, the exact amount cannot be determined at this point. Per share amounts are based on actual rate per share.

(3)
Total return is based on the change in market price per share during the respective periods. Total return also takes into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.

(4)
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown inclusive of all voluntary management and incentive fee waivers (See Note 3 to the financial statements). For the nine months ended December 31, 2018, the annualized ratio of operating expenses to average net assets and the annualized ratio of total expenses to average net assets would be 5.97% and 10.09%, respectively, without the voluntary fee waivers. For the year ended March 31, 2018, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 6.39% and 10.03%, respectively, without the voluntary fee waivers.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

(5)	Annualized for the nine months ended December 31, 2018.

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
On January 17, 2019, the Company announced that effective January 16, 2019, Mr. Gary Rothschild, President and Chief Executive Officer of Merx Aviation Finance, LLC (“Merx”), became an employee of Apollo Management Holdings, L.P., an affiliate of the Investment Adviser.  Mr. Rothschild also will retain his role as the President and Chief Executive Officer of Merx.  Merx is a wholly-owned portfolio company of the Company that operates as a global aircraft leasing, management and finance company.

At a meeting held on January 15, 2019, the Company’s Board of Directors approved an agreement between the Investment Adviser and the Company to offset certain incentive fees payable to the Investment Adviser by the Company (the “Fee Offset Agreement”). The calculation of the fee offset amount is described in Note 3 to the Financial Statements. The Fee Offset Agreement is included as Exhibit 10.2 to this report.

On February 6, 2019, the Company’s Board of Directors approved a new stock repurchase plan (the “Repurchase Plan”) to acquire up to $50 million of the Company’s common stock. The new Repurchase Plan is in addition to the Company's existing share repurchase authorization, of which approximately $33.9 million of repurchase capacity remains. Accordingly, the Company now has approximately $83.9 million available for stock repurchases under its repurchase program.

On February 6, 2019, the Board of Directors declared a distribution of $0.45 per share, payable on April 5, 2019 to stockholders of record as of March 21, 2019.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Apollo Investment Corporation
Results of Review of Interim Financial Statements

We have reviewed the accompanying statement of assets and liabilities, including the schedule of investments, of Apollo Investment Corporation (the “Company”) as of December 31, 2018, and the related statements of operations for the three-month and nine-month periods ended December 31, 2018 and 2017, the statement of changes in net assets for the nine-month period ended December 31, 2018, and the statements of cash flows for the nine-month periods ended December 31, 2018 and 2017, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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
February 6, 2019

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
Overview
Apollo Investment Corporation (the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” or “our”) was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. We commenced operations on April 8, 2004 upon completion of our initial public offering that raised $870 million in net proceeds from selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through December 31, 2018, we have raised approximately $2.21 billion in net proceeds from additional offerings of common stock and we have repurchased common stock for $166.2 million.

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
Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment, and the competitive environment for the types of investments we make. As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of December 31, 2018, non-qualifying assets represented approximately 16.5% of the total assets of the Company.
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

Portfolio and Investment Activity
Our portfolio and investment activity during the three and nine months ended December 31, 2018 and 2017 was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in millions)*	2018	2017	2018	2017
Investments made in portfolio companies	$305.3	$198.4	$1,027.8	$806.0
Investments sold	(16.3)	(48.1)	(194.4)	(69.7)
Net activity before repaid investments	289.0	150.3	833.4	736.3
Investments repaid	(274.4)	(156.7)	(740.2)	(726.8)
Net investment activity	$14.6	$(6.4)	$93.2	$9.5

Portfolio companies at beginning of period	98	87	90	86
Number of new portfolio companies	14	8	30	31
Number of exited portfolio companies	(9)	(9)	(17)	(31)
Portfolio companies at end of period	103	86	103	86

Number of investments made in existing portfolio companies	26	12	35	19
____________________

*	Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of December 31, 2018 and March 31, 2018 were as follows:

	December 31, 2018		March 31, 2018
Portfolio composition, at fair value:
First lien secured debt	64%		50%
Second lien secured debt	24%		31%
Total secured debt	88%		82%
Unsecured debt	0%		5%
Structured products and other	3%		3%
Preferred equity	1%		1%
Common equity/interests and warrants	8%		9%
Weighted average yields, at amortized cost (1):
First lien secured debt (2)	10.4%		10.5%
Second lien secured debt (2)	11.4%		10.9%
Total secured debt (2)	10.7%		10.7%
Unsecured debt portfolio (2)	—		11.3%
Total debt portfolio (2)	10.7%		10.7%
Total portfolio (3)	9.6%		9.6%
Interest rate type, at fair value (4):
Fixed rate amount	—		$0.1	billion
Floating rate amount	$1.4	billion	$1.2	billion
Fixed rate, as percentage of total	0%		8%
Floating rate, as percentage of total	100%		92%
Interest rate type, at amortized cost (4):
Fixed rate amount	—		$0.1	billion
Floating rate amount	$1.4	billion	$1.2	billion
Fixed rate, as percentage of total	0%		8%
Floating rate, as percentage of total	100%		92%
____________________

(1)	An investor’s yield may be lower than the portfolio yield due to sales loads and other expenses.

(2)	Exclusive of investments on non-accrual status.

(3)	Inclusive of all income generating investments, non-income generating investments and investments on non-accrual status.

(4)
The interest rate type information is calculated using the Company’s corporate debt portfolio and excludes aviation, oil and gas, structured credit, renewables, shipping, commodities and investments on non-accrual status.

Since the initial public offering of Apollo Investment in April 2004 and through December 31, 2018, invested capital totaled $19.1 billion in 466 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 100 different financial sponsors.
Recent Developments
On February 6, 2019, the Company’s Board of Directors approved a new stock repurchase plan to acquire up to $50 million of the Company’s common stock. The new Repurchase Plan is in addition to the Company's existing share repurchase authorization, of which approximately $33.9 million of repurchase capacity remains. Accordingly, the Company now has approximately $83.9 million available for stock repurchases under its repurchase program.

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
As of December 31, 2018, $2.11 billion or 91.3% of the Company’s investments were classified as Level 3. The high proportion of Level 3 investments relative to our total investments is directly related to our investment philosophy and target portfolio, which consists primarily of long-term secured debt, as well as unsecured and mezzanine positions of private middle-market companies. A fundamental difference exists between our investments and those of comparable publicly traded fixed income investments, namely high-yield bonds, and this difference affects the valuation of our private investments relative to comparable publicly traded instruments.
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

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides a valuation. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered in the valuation process of independent valuation firms. During the nine months ended December 31, 2018, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

Results of Operations
Operating results for the three and nine months ended December 31, 2018 and 2017 were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in millions)*	2018	2017	2018	2017
Investment Income
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$54.6	$51.8	$168.2	$159.4
Dividend income	3.6	5.6	11.5	15.9
PIK interest income	2.1	5.8	7.1	17.6
Other income	3.7	1.5	7.0	5.0
Total investment income	$64.0	$64.8	$193.7	$197.8
Expenses
Management and performance-based incentive fees, net of amounts waived	$14.3	$14.5	$42.5	$44.8
Interest and other debt expenses, net of reimbursements	14.1	12.3	42.4	40.2
Administrative services expense, net of reimbursements	1.6	1.6	5.0	4.9
Other general and administrative expenses	2.6	2.3	8.6	6.4
Net Expenses	$32.6	$30.8	$98.5	$96.4
Net Investment Income	$31.5	$34.0	$95.2	$101.4
Net Realized and Change in Unrealized Gains (Losses)
Net realized losses	$(19.0)	$(0.6)	$(50.2)	$(238.0)
Net change in unrealized losses	(13.7)	(27.6)	(4.9)	202.9
Net Realized and Change in Unrealized Losses	(32.7)	(28.1)	$(55.1)	$(35.0)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(1.2)	$5.8	$40.1	$66.4

Net Investment Income on Per Average Share Basis (1)	$0.45	$0.47	$1.34	$1.39
Earnings (loss) per share — basic (1)	$(0.02)	$0.08	$0.56	$0.91
____________________

*	Totals may not foot due to rounding.

(1)	Based on the weighted average number of shares outstanding for the period presented.

Total Investment Income
For the three months ended December 31, 2018 as compared to the three months ended December 31, 2017
The decrease in total investment income for the three months ended December 31, 2018 compared to the three months ended December 31, 2017 was primarily driven by the decrease in dividend income of $2.0 million and the decrease in total interest income (including PIK) of $0.9 million. The decrease in dividend income was due to the sales of structured products investments (Ivy Hill Middle Market Credit Fund IX, Ltd) and a decrease of $1.9 million in dividends from Merx Aviation Finance, LLC. The decrease in total interest income (including PIK) primary was due to a decrease in average yielding investments.The decrease in total interest income (including PIK) was partially offset by the increase in prepayment fees and income recognized from the acceleration of discount, premium, or deferred fees on repaid investments which totaled $2.9 million and $2.8 million for the three months ended December 31, 2018 and three months ended December 31, 2017, respectively. Furthermore, there was an increase in other income of $2.3 million, which was due to higher structuring fees and syndication fees.
For the nine months ended December 31, 2018 as compared to the nine months ended December 31, 2017
The decrease in total investment income for the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017 was primarily driven by the decrease in dividend income of $4.3 million and decrease in total interest income (including PIK) of $1.7 million. The decrease in dividend income was due to the sales of structured products investments (MCF CLO I LLC, MCF CLO III, LLC, and Ivy Hill Middle Market Credit Fund IX, Ltd.) and a decrease of $2.9 million in dividends from Merx Aviation Finance, LLC. The decrease in total interest income (including PIK) primarily was due to the decrease in prepayment fees and income recognized from the acceleration of discount, premium, or deferred fees on repaid investments which totaled $7.4 million and $9.8 million for the nine months ended December 31, 2018 and nine months ended December 31, 2017, respectively. The decrease in total interest income (including PIK) was also due to a was due to a decrease in average yielding investments. Furthermore, there was an increase in other income of $2.0 million due to higher structuring fees and syndication fees.
Net Expenses
For the three months ended December 31, 2018 as compared to the three months ended December 31, 2017
The increase in net expenses for the three months ended December 31, 2018 compared to the three months ended December 31, 2017 was primarily due to the increase in interest and other debt expenses of $1.8 million. The increase in interest and other debt expenses was due to increases in LIBOR and to the increase in the average debt outstanding and net leverage from $0.86 billion and 0.62x, respectively during the three months ended December 31, 2017, to $0.93 billion and 0.74x, respectively during the three months ended December 31, 2018. In addition, the increase in net expenses was partially offset by the decrease of $0.3 million in management and performance-based incentive fees (net of amounts waived) due to lower net investment income during the three months ended December 31, 2018 compared to the three months ended December 31, 2017.
For the nine months ended December 31, 2018 as compared to the nine months ended December 31, 2017
The increase in net expenses for the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017 was due to the increase in interest and other debt expenses of $2.2 million and the increase in other general and administrative expenses of $2.2 million.The increase in interest and other debt expenses was due to the increase in the average debt outstanding and net leverage from $0.91 billion and 0.62x, respectively during the nine months ended December 31, 2017, to $0.97 billion and 0.74x, respectively during the nine months ended December 31, 2018. The increase in other general administrative services expense was due to an increase in legal fees from $2.5 million for the nine months ended December 31, 2017 to $3.9 million for the nine months ended December 31, 2018. In addition, the increase in net expenses was partially offset by the decrease of $2.3 million in management and performance-based incentive fees (net of amounts waived) due to lower net investment income during the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017.

Net Realized Gains (Losses)
For the three months ended December 31, 2018 as compared to the three months ended December 31, 2017
During the three months ended December 31, 2018, we recognized gross realized gains of $0.0 million and gross realized losses of $19.0 million, resulting in net realized losses of $19.0 million. Significant realized gains (losses) for the three months ended December 31, 2018 are summarized below:

(in millions)	Net Realized Gain (Loss)
WTI Crude Oil Call/Put Options	$(6.5)
Elements Behavioral Health, Inc.	(11.9)	*

* Elements Behavioral Health, Inc. was written off during the period as no proceeds were expected to be realized. The realized loss was recorded in prior quaters as an unrealized loss.
During the three months ended December 31, 2017, we recognized gross realized gains of $6.2 million and gross realized losses of $6.8 million, resulting in net realized loss of $0.6 million. Significant realized gains (losses) for the three months ended December 31, 2017 are summarized below:

(in millions)	Net Realized Gain (Loss)
Renew Financial LLC	$3.8
Ivy Hill Middle Market Credit Fund IX, Ltd	2.0
Ivy Hill Middle Market Credit Fund X, Ltd	(0.2)	*
Solarplicity Group Limited	(0.2)

* Ivy Hill Middle Market Credit Fund X, Ltd. was sold during the quarter and the realized loss was previously recorded as an unrealized loss
For the nine months ended December 31, 2018 as compared to the nine months ended December 31, 2017
During the nine months ended December 31, 2018, we recognized gross realized gains of $2.5 million and gross realized losses of $52.7 million, resulting in net realized losses of $50.2 million. Significant realized gains (losses) for the nine months ended December 31, 2018 are summarized below:

(in millions)	Net Realized Gain (Loss)
Renew Financial LLC (f/k/a Renewable Funding, LLC)	$2.0
WTI Crude Oil Call/Put Options	(30.0)
Elements Behavioral Health, Inc.	(11.9)	*
Accelerate Parent Corp. (American Tire)	(10.1)

* Elements Behavioral Health, Inc. was written off during the period as no proceeds were expected to be realized and the realized loss was previously recorded as an unrealized loss.

During the nine months ended December 31, 2017, we recognized gross realized gains of $17.1 million and gross realized losses of $255.1 million, resulting in net realized loss of $238.0 million. Significant realized gains (losses) for the nine months ended December 31, 2017 are summarized below:

(in millions)	Net Realized Gain (Loss)
Renew Financial LLC (f/k/a renewable Funding, LLC)	$7.8
Ivy Hill Middle Market Credit Fund IX, Ltd.	2.0
Venoco, Inc.	(89.0)	*
Delta Education Systems, Inc./Gryphon Colleges Corp.	(72.8)	*
AIC SPV Holdings I, LLC	(44.3)	*
LVI Group Investments, LLC	(17.5)	*
Magnetation, LLC	(10.4)	*
Clothesline Holdings, Inc.	(6.0)	*
Sungevity Inc.	(4.4)	*
SCM Insurance Services	(3.1)	*

* Venoco, Inc., Delta Education Systems, Inc./Gryphon Colleges Corp., Magnetation, LLC, Clothesline Holdings, Inc. and Sungevity Inc. were written off during the period as no proceeds were expected to be realized. AIC SPV Holdings I, LLC, LVI Group Investments, LLC and SCM Insurances Services, Inc. were sold during the period. The realized losses on these investments were previously recorded as unrealized losses.

Net Change in Unrealized Gains (Losses)
For the three months ended December 31, 2018 as compared to the three months ended December 31, 2017
During the three months ended December 31, 2018, we recognized gross unrealized gains of $26.8 million and gross unrealized losses of $40.5 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $13.7 million. Significant changes in unrealized gains (losses) for the three months ended December 31, 2018 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Elements Behavioral Health, Inc.	$11.9
WTI Crude Oil Call/Put Options	8.8
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	(8.9)
Spotted Hawk	(8.4)
Renew Financial LLC (f/k/a Renewable Funding, LLC)	(4.6)
Solarplicity Group Limited (f/k/a AMP Solar UK)	(3.2)
Dynamic Product Tankers (Prime), LLC	(2.1)

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

(in millions)	Net Change in Unrealized Gain (Loss)
SHD Oil & Gas, LLC	$4.3
Glacier Oil & Gas Corp.	2.3
STG-Fairway Acquisitions	0.9
Ivy Hill Middle Market Credit Fund X, Ltd.	0.6
Elements Behavioral Health, Inc.	(8.3)
Solarplicity Group Limited	(6.8)
Merx Aviation Finance, LLC	(1.7)
Asset Repackaging Trust Six B.V.	(0.9)
Lanai Holdings III, Inc.	(0.9)
For the nine months ended December 31, 2018 as compared to the nine months ended December 31, 2017
During the nine months ended December 31, 2018, we recognized gross unrealized gains of $60.0 million and gross unrealized losses of $64.9 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $4.9 million. Significant changes in unrealized gains (losses) for the nine months ended December 31, 2018 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
WTI Crude Oil Call/Put Options	19.1
Elements Behavioral Health, Inc.	11.9
Merx Aviation Finance, LLC	11.0
Sprint Industrial Holdings, LLC.	4.4
MSEA Tankers LLC	2.0
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	(15.5)
Renew Financial LLC (f/k/a Renewable Funding, LLC)	(6.6)
Crowne Automotive	(6.4)
Dynamic Product Tankers (Prime), LLC	(5.0)
Solarplicity Group Limited (f/k/a AMP Solar UK)	(4.8)
Accelerate Parent Corp. (American Tire)	(2.6)
Spotted Hawk	(1.4)
LabVantage Solutions	(1.3)
Pelican Energy, LLC	(1.3)
BioClinica Holding I, LP	(1.3)

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

(in millions)	Net Change in Unrealized Gain (Loss)
Venoco, Inc.	$89.0
Delta Career Education Corporation	72.8
AIC SPV Holdings I, LLC	44.8
LVI Group Investments, LLC	17.5
Magnetation, LLC	10.7
SCM Insurance Services, Inc	7.9
Clothesline Holdings, Inc	6.0
Sungevity Inc.	4.4
Solarplicity Group Limited	3.0
SHD Oil & Gas, LLC	2.8
Elements Behavioral Health, Inc	(9.2)
Merx Aviation Finance	(3.6)
Sprint Industrial Holdings, LLC.	(2.1)
Golden Bear 2016-R, LLC	(1.8)
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
Debt
See Note 8 to the financial statements for information on the Company’s debt.

The following table shows the contractual maturities of our debt obligations as of December 31, 2018:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$505.0	$—	$—	$505.0	$—
2043 Notes	150.0	—	—	—	150.0
2025 Notes	350.0	—	—	—	350.0
Total Debt Obligations	$1,005.0	$—	$—	$505.0	$500.0
____________________

(1)
As of December 31, 2018, aggregate lender commitments under the Senior Secured Facility totaled $1.59 billion and $1.07 billion of unused capacity. As of December 31, 2018, there were $16.2 million of letters of credit issued under the Senior Secured Facility as shown as part of total commitments in Note 10 to the financial statements.

Stockholders’ Equity
See Note 9 to the financial statements for information on the Company’s public offerings and share repurchase plans.
Distributions
Distributions paid to stockholders during the three and nine months ended December 31, 2018 totaled $31.9 million ($0.45 per share) and $96.7 million million ($1.35 per share), respectively. Distributions paid to stockholders during the three and nine months ended December 31, 2017 totaled $32.9 million ($0.45 per share) and $98.8 million ($1.35 per share), respectively. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. Although the tax character of distributions paid to stockholders through December 31, 2018 may include return of capital, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ended March 31, 2019. Tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the calendar year. Our quarterly distributions, if any, will be determined by our Board of Directors.
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

PIK Income
For the three and nine months ended December 31, 2018, PIK income totaled $2.1 million and $7.1 million on total investment income of $64.0 million and $193.7 million respectively. For the three and nine months ended December 31, 2017, PIK income totaled $5.8 million and $17.6 million on total investment income of $64.8 million and $197.8 million respectively. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders annually in the form of distributions, even though the Company has not yet collected the cash. See Note 5 to the financial statements for more information on the Company’s PIK income.
Related Party Transactions
See Note 3 to the financial statements for information on the Company’s related party transactions.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. During the three and nine months ended December 31, 2018, many of the loans in our portfolio had floating interest rates. These loans are usually based on LIBOR and typically have durations of one to six months after which they reset to current market interest rates. The Company also has a Senior Secured Facility that is based on LIBOR rates.
The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of December 31, 2018, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income		Net Investment Income Per Share
Up 400 basis points	$26.8	million	$0.387
Up 300 basis points	20.1	million	0.291
Up 200 basis points	13.4	million	0.194
Up 100 basis points	6.7	million	0.097
Down 100 basis points	(6.9	) million	(0.100)
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2018 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Control Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the third fiscal quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
None.
Issuer Purchases of Equity Securities
The Company adopted the following plans, approved by the Board of Directors, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the 1934 Act (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased		Cost of Shares Repurchased		Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50.0	million	$50.0	million	$—
December 14, 2015	50.0	million	50.0	million	—
September 14, 2016	50.0	million	50.0	million	—
October 30, 2018	50.0	million	16.1	million	33.9	million
Total as of December 31, 2018	$200.0	million	$166.1	million	$33.9	million
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

Under the Repurchase Plans described above, the Company allocated the following amounts to be repurchased in accordance with SEC Rule 10b5-1 (the “10b5-1 Repurchase Plans”):

Effective Date	Termination Date	Amount Allocated to 10b5-1 Repurchase Plans
September 15, 2015	November 5, 2015	$5.0	million
January 1, 2016	February 5, 2016	10.0	million
April 1, 2016	May 19, 2016	5.0	million
July 1, 2016	August 5, 2016	15.0	million
September 30, 2016	November 8, 2016	20.0	million
January 4, 2017	February 6, 2017	10.0	million
March 31, 2017	May 19, 2017	10.0	million
June 30, 2017	August 7, 2017	10.0	million
October 2, 2017	November 6, 2017	10.0	million
January 3, 2018	February 8, 2018	10.0	million
June 18, 2018	August 9, 2018	10.0	million
September 17, 2018	October 31, 2018	10.0	million
December 12, 2018	February 7, 2019	10.0	million

The following table presents information with respect to the Company’s purchases of its common stock since adoption of the Repurchase Plans through December 31, 2018:

Month	Total Number of Shares Purchased	Average Price Paid Per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans
August 2015	510,000	$19.71	510,000	$40.0	million
September 2015	603,466	18.46	603,466	28.8	million
November 2015	1,116,666	18.10	1,116,666	8.6	million
December 2015	627,443	17.58	627,443	47.6	million
January 2016	670,708	14.91	670,708	37.6	million
June 2016	362,933	16.73	362,933	31.5	million
July 2016	16,491	16.53	16,491	31.2	million
August 2016	596,294	17.67	596,294	20.7	million
September 2016	411,523	18.13	411,523	63.2	million
October 2016	527,417	17.82	527,417	53.8	million
November 2016	239,289	17.45	239,289	49.6	million
August 2017	33,333	17.96	33,333	49.0	million
September 2017	186,767	17.98	186,767	45.7	million
October 2017	144,867	17.96	144,867	43.1	million
November 2017	64,500	17.79	64,500	41.9	million
December 2017	50,100	17.89	50,100	41.0	million
January 2018	577,386	17.32	577,386	31.0	million
February 2018	70,567	16.23	70,567	29.9	million
May 2018	263,667	17.12	263,667	25.4	million
June 2018	198,601	16.94	198,601	22.0	million
July 2018	8,867	16.75	8,867	21.9	million
August 2018	502,767	17.11	502,767	13.3	million
September 2018	444,467	16.54	444,467	5.9	million
October 2018	160,800	16.46	160,800	53.3	million
November 2018	595,672	15.81	595,672	43.9	million
December 2018	741,389	13.49	741,359	33.9	million
Total	9,725,980	$17.08	9,725,950
____________________
* The average price per share is inclusive of commissions.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
(a)    Exhibits

3.1(a)	Articles of Amendment (1)
3.1(b)	Articles of Amendment and Restatement (2)
3.2	Fifth Amended and Restated Bylaws (3)
10.1	Third Amended and Restated Investment Advisory Management Agreement (4)
10.2	Fee Offset Agreement*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
_________________________

*	Filed herewith.

(1)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, as Form N-2, filed on June 20, 2005.

(2)	Incorporated by reference from the Registrant’s post-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on August 14, 2006.

(3)	Incorporated by reference to Exhibit 3.2 as applicable, to the Registrant’s Form 8-K, filed on May 18, 2018.

(4)	Incorporated by reference to Exhibit 10.1 as applicable, to the Registrant’s Form 8-K, filed on August 10, 2018.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 6, 2019.

APOLLO INVESTMENT CORPORATION

By:	/s/ HOWARD WIDRA
Howard Widra
Chief Executive Officer

By:	/s/ GREGORY W. HUNT
Gregory W. Hunt
Chief Financial Officer and Treasurer

By:	/s/ AMIT JOSHI
Amit Joshi
Chief Accounting Officer and Assistant Treasurer