Form 10-K
period 2019-03-31
APOLLO INVESTMENT CORP
filed 2019-05-16
CIK 1278752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 814-00646
APOLLO INVESTMENT CORPORATION
(Exact name of Registrant as specified in its charter)

Maryland	52-2439556
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9 West 57th Street 37th Floor New York, New York	10019
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 515-3450
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	AINV	NASDAQ Global Select Market
6.875% Senior Notes due 2043	AIY	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant as of September 30, 2018 was $0.96 billion (based on the closing sale price of the Registrant’s Common Stock on that date as reported on the NASDAQ Global Select Market). For the purposes of calculating this amount only, all executive officers and Directors are “affiliates” of the Registrant.
As of May 15, 2019, there were 68,832,452 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on August 6, 2019 are incorporated by reference in Part III of this Form 10-K.

APOLLO INVESTMENT CORPORATION

PART I
Item 1. Business
In this report, the terms the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” and “our” refer to Apollo Investment Corporation unless the context specifically states otherwise.
General
Apollo Investment Corporation, a Maryland corporation organized on February 2, 2004, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We commenced operations on April 8, 2004 upon completion of our initial public offering that raised $870 million in net proceeds from selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through March 31, 2019, we have raised approximately $2.21 billion in net proceeds from additional offerings of common stock and we have repurchased common stock for $170.9 million.
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
During the year ended March 31, 2019, we invested $1.3 billion across 42 new and 46 existing portfolio companies primarily through a combination of primary and secondary debt investments. This compares to $1.0 billion across 39 new and 28 existing portfolio companies during the year ended March 31, 2018. Investments sold or repaid during the year ended March 31, 2019 totaled $1.1 billion versus $1.2 billion during the year ended March 31, 2018. The weighted average yields on our secured debt portfolio, unsecured debt portfolio, total debt portfolio and total portfolio as of March 31, 2019 at our current cost basis were 10.2%, 0.0%,10.2% and 9.6%, respectively. As of March 31, 2018, the yields were 10.7%, 11.3%, 10.7% and 9.6%, respectively. The portfolio yields may be higher than an investor’s yield on an investment in us due to sales load and other expenses. For the years ended March 31, 2019 and March 31, 2018, the total return based on the change in market price per share and taking into account dividends and distributions, if any, reinvested in accordance with the dividend reinvestment plan was 8.3% and (12.1)%, respectively. Such returns do not reflect any sales load that stockholders may have paid in connection with their purchase of shares of our common stock.
As of March 31, 2019, our portfolio consisted of 113 portfolio companies and was invested 89% in secured debt, 0% in unsecured debt, 2% in structured products and other, 1% in preferred equity, and 8% in common equity/interests and warrants measured at fair value. As of March 31, 2018, our portfolio consisted of 90 portfolio companies and was invested 82% in secured debt, 5% in unsecured debt, 3% in structured products and other, 1% in preferred equity, and 9% in common equity/interests and warrants measured at fair value.
Since the initial public offering of Apollo Investment in April 2004 and through March 31, 2019, invested capital totaled $19.4 billion in 478 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 100 different financial sponsors.

As of March 31, 2019, 0% or $0.0 billion is fixed rate debt and 100% or $1.5 billion is floating rate debt, measured at fair value. On a cost basis, 0% or $0.0 billion is fixed rate debt and 100% or $1.5 billion is floating rate debt. As of March 31, 2018, 8% or $0.1 billion was fixed rate debt and 92% or $1.2 billion was floating rate debt, measured at fair value. On a cost basis, 8% or $0.1 billion was fixed rate debt and 92% or $1.2 billion was floating rate debt. The interest rate type information is calculated using the Company’s corporate debt portfolio and excludes aviation, oil and gas, structured credit, renewables, shipping, commodities and investments on non-accrual status.
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
AIM is led by John Hannan, James Zelter, Howard Widra, Patrick Ryan and Tanner Powell. Potential investment and disposition opportunities are generally approved by one or more committees composed of personnel across AGM, including Messrs. Zelter, Widra, Ryan and Powell, by all or a majority of Messrs. Zelter, Widra, Ryan or Powell depending on the underlying investment type and/or the amount of such investment. The composition of such committees and the overall approval process for the Company’s investments may change from time to time. AIM draws upon AGM’s more than 28 year history and benefits from the broader firm’s significant capital markets, trading and research expertise developed through investments in many core sectors in over 200 companies since inception.
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
The following is a representative list of the industries in which we have invested as of March 31, 2019:

•	Advertising, Printing & Publishing

•	Aerospace & Defense

•	Automotive

•	Aviation and Consumer Transport

•	Beverage, Food & Tobacco

•	Business Services

•	Chemicals, Plastics & Rubber

•	Construction & Building

•	Consumer Goods – Durable

•	Consumer Goods – Non-durable

•	Consumer Services

•	Containers, Packaging & Glass

•	Diversified Investment Vehicles, Banking, Finance, Real Estate

•	Energy – Electricity

•	Energy – Oil & Gas

•	Food & Grocery

•	Healthcare & Pharmaceuticals

•	High Tech Industries

•	Hotel, Gaming, Leisure, Restaurants

•	Manufacturing, Capital Equipment

•	Media – Diversified & Production

•	Metals & Mining

•	Telecommunications

•	Transportation – Cargo, Distribution

•	Utilities – Electric

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
The following table summarizes our top ten portfolio companies and industries based on fair value as of March 31, 2019:

Portfolio Company	% of Portfolio	Industry	% of Portfolio
Merx Aviation Finance, LLC	17.7%	Aviation and Consumer Transport	17.7%
Spotted Hawk	4.5%	Healthcare & Pharmaceuticals	15.1%
Dynamic Product Tankers (Prime), LLC	3.3%	Business Services	14.6%
MSEA Tankers LLC	3.0%	High Tech Industries	7.9%
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)	2.4%	Transportation – Cargo, Distribution	6.7%
Genesis Healthcare, Inc.	2.2%	Energy – Oil & Gas	6.6%
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	1.9%	Consumer Goods – Non-durable	3.9%
PSI Services, LLC	1.8%	Chemicals, Plastics & Rubber	3.5%
RA Outdoors, LLC (Active Outdoors)	1.7%	Aerospace & Defense	3.1%
Aero Operating LLC	1.6%	Diversified Investment Vehicles, Banking, Finance, Real Estate	2.7%
Total	40.1%	Total	81.8%
The following table summarizes our top ten portfolio companies and industries based on fair value as of March 31, 2018:

Portfolio Company	% of Portfolio	Industry	% of Portfolio
Merx Aviation Finance, LLC	17.9%	Business Services	18.4%
Spotted Hawk	4.7%	Aviation and Consumer Transport	17.9%
Dynamic Product Tankers (Prime), LLC	3.7%	Healthcare & Pharmaceutics	11.3%
U.S. Security Associates Holdings, Inc.	3.6%	Energy – Oil & Gas	8.2%
MSEA Tankers LLC	3.2%	Transportation - Cargo, Distribution	8.0%
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	2.9%	High Tech Industries	6.9%
Skyline Data, News and Analytics LLC (Dodge)	2.3%	Energy – Electricity	3.8%
Genesis Healthcare, Inc.	2.1%	Aerospace & Defenses	3.0%
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)	2.1%	Telecommunications	3.0%
UniTek Global Services Inc.	2.0%	Chemicals, Plastics & Rubber	2.8%
Total	44.5%	Total	83.3%

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

6.
For Level 3 investments entered into within the last 15 business days of the current quarter-end period, the purchase price or any recent comparable trade activity on the security investment shall be considered to reasonably approximate the fair value of the investment, provided that no material change has since occurred in the issuer’s business, significant inputs or the relevant environment.

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
Investment Advisory Management Agreement
Management Services
AIM serves as our investment adviser and is a wholly-owned direct subsidiary of Apollo Global Management. AIM is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Subject to the overall supervision of our Board of Directors, the investment adviser manages the day-to-day operations of, and provides investment advisory and management services to, Apollo Investment. Under the terms of the investment advisory management agreement, AIM:

•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); and

•	closes and monitors the investments we make.
AIM’s services under the investment advisory management agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired.
Management and Incentive Fee
Pursuant to the investment advisory management agreement, we incur a fee payable to AIM for investment advisory and management services consisting of two components - a base management fee and an incentive fee. For the fiscal years ended March 31, 2019, 2018 and 2017, we accrued $35.73 million, $47.94 million and $52.93 million, respectively, in base management fees and incurred $21.19 million, $28.71 million and $18.78 million, respectively, in performance-based incentive fees.

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

For the period from April 1, 2017 through March 31, 2018, the base management was calculated at an annual rate of 2% (0.5% per quarter) of the average of the value of the Company’s gross assets (excluding cash or cash equivalents but including other assets purchased with borrowed amounts) at the end of each of the two most recently completed calendar quarters. For the same period, the Investment Adviser agreed to waive 25% of its base management fee so the base management fee was reduced from 2% to 1.5%.

Performance-based Incentive Fee
The incentive fee (the “Incentive Fee”) consists of two components that are determined independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on income and a portion is based on capital gains, each as described below:

A. Incentive Fee based on Income
(i)     Incentive Fee on Pre-Incentive Fee Net Investment Income - (April 1, 2017 - December 31, 2018)
The first part of the incentive fee was calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter at an annual rate of 20%. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including, without limitation, any accrued income that the Company has not yet received in cash and any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses accrued during the calendar quarter (including, without limitation, the Base Management Fee, administration expenses and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee on Income and the Incentive Fee on Capital Gains). Pre-incentive fee net investment income did not include any realized or unrealized gains or losses. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the rate of 1.75% per quarter (7% annualized) (the “performance threshold”). For the period from April 1, 2017 through December 31, 2018, if the resulting incentive fee rate was less than 20% due to the incentive fee waiver discussed below, the percentage at which the Investment Adviser’s 100% catch-up is complete would also be reduced ratably from 2.1875% (8.75% annualized) to as low as 2.06% (8.24% annualized) (“catch-up threshold”).
The Company pays the Investment Adviser an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the performance threshold; and (2) 100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds 1.75% but does not exceed the catch-up threshold in any calendar quarter; and (3) for the period from April 1, 2017 through December 31, 2018, 15% to 20% of the amount of our pre-incentive fee net investment income, if any, that exceeds the catch-up threshold in any calendar quarter. These calculations are appropriately prorated for any period of less than three months. The effect of the fee calculation described above is that if pre-incentive fee net investment income is equal to or exceeds the catch-up threshold, the Investment Adviser will receive a fee of 15% to 20% of our pre-incentive fee net investment income for the quarter.

Incentive Fee Waiver
For the period from April 1, 2018 through December 31, 2018, the Investment Adviser agreed to waive 25% of its performance based incentive fee so that the incentive fee on pre-incentive fee net investment income was accrued at 15%.
For the period from April 1, 2017 through March 31, 2018, the Investment Adviser agreed to waive up to 25% of its performance based incentive fee so that the incentive fee on pre-incentive fee net investment income could be accrued at as low a rate as 15% to the extent the Company experienced cumulative net realized and change in unrealized losses during the waiver period (“cumulative net losses”). The inclusion of cumulative net gains and cumulative net losses were measured on a cumulative basis from April 1, 2017 through the end of each quarter during the waiver period. Any cumulative net gains would have resulted in a dollar for dollar increase in the incentive fee payable up to a maximum rate of 20% and any cumulative net losses would have resulted in a dollar for dollar decrease in the incentive fee payable down to a minimum rate of 15%.
(ii)     Incentive Fee on Pre-Incentive Fee Net Income - effective from January 1, 2019
As of January 1, 2019, the incentive fee on pre-incentive fee net investment income is determined and paid quarterly in arrears by calculating the amount by which (x) the aggregate amount of the pre-incentive fee net investment income in respect of the current calendar quarter and each of the eleven preceding calendar quarters beginning with the calendar quarter that commences on or after April 1, 2018 (the “trailing twelve quarters”) exceeds (y) the preferred return amount in respect of the trailing twelve quarters.
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
For this purpose, “Cumulative Pre-Incentive Fee Net Return” during the relevant trailing twelve quarters means (x) Pre-Incentive Fee Net Investment Income in respect of the trailing twelve quarters less (y) any Net Capital Loss, since April 1, 2018, in respect of the trailing twelve quarters. If, in any quarter, the Incentive Fee Cap is zero or a negative value, the Company shall pay no Incentive Fee on Income to the Investment Adviser in that quarter. If, in any quarter, the Incentive Fee Cap is a positive value but is less than the Incentive Fee on Income calculated in accordance with the calculation described above of the 1940 Act, the Company shall pay the Investment Adviser the Incentive Fee Cap for such quarter. If, in any quarter, the Incentive Fee Cap is equal to or greater than the Incentive Fee on Income calculated in accordance with the calculation described above, the Company shall pay the Investment Adviser the Incentive Fee on Income for such quarter.
“Net Capital Loss” in respect of a particular period means the difference, if positive, between (i) aggregate capital losses, whether realized or unrealized, in such period and (ii) aggregate capital gains, whether realized or unrealized, in such period.

The following is a graphical representation of the calculation of the Incentive Fee based on income:
Incentive Fee based on Income
Percentage of Ordinary Income comprising the Incentive Fee based on Income
(expressed as an annualized rate of return on the value of net assets as of the beginning of each of the quarters included in the Trailing Twelve Quarters)

B. Incentive Fee on Cumulative Net Realized Gains
The Incentive Fee on Capital Gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory management agreement). This fee shall equal 20.0% of the sum of the Company’s realized capital gains on a cumulative basis, calculated as of the end of each calendar year (or upon termination of the investment advisory management agreement), computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any Incentive Fees on Capital Gains previously paid to the Investment Adviser. The aggregate unrealized capital depreciation of the Company shall be calculated as the sum of the differences, if negative, between (a) the valuation of each investment in the Company’s portfolio as of the applicable calculation date and (b) the accreted or amortized cost basis of such investment.
For accounting purposes only, we are required under GAAP to accrue a theoretical capital gains incentive fee based upon net realized capital gains and unrealized capital gain and loss on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no accrual for theoretical capital gains incentive fee for the three months ended June 30, 2018 and 2017. It should be noted that a fee so calculated and accrued would not be payable under the Advisers Act or the investment advisory management agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the investment advisory management agreement which specifically excludes consideration of unrealized capital gain.
On January 16, 2019, the we entered into a fee offset agreement with AIM in connection with revenue realized by AIM and its affiliates for the management of certain aircraft assets.  We will receive an offsetting credit against total incentive fees otherwise due to AIM under the the investment advisory management agreement.  The amount offset will initially be 20% of the management fee revenue earned and incentive fee revenue realized by AIM and its affiliates in connection with managing aircraft assets on related insurance balance sheets (“New Balance Sheet Investments”), new aircraft managed account capital (“New Managed Accounts”) and new dedicated aircraft funds (“New Aircraft Funds”). Once the aggregate capital raised by New Aircraft Funds or New Managed Accounts and capital invested by the New Balance Sheet Investments exceeds $3 billion cumulatively, the fee offset will step down to 10% of the amount of incremental management fee revenue earned and incentive fee revenue realized by AIM and its affiliates. The fee offset will be in place for seven years, however the incentive fees realized by AIM and its affiliates after this seven-year period from applicable investments that were raised or made within the seven-year period will also be used to offset incentive fees payable to AIM by us. The offset will be limited to the amount of incentive fee payable by the us to AIM and any unapplied fee offset which exceeds the incentive fees payable in a given quarter will carry forward to be credited against the incentive fees payable by us in subsequent quarters.

Payment of Our Expenses
All investment professionals of the Investment Adviser and their respective staffs when and to the extent engaged in providing investment advisory and management services, and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by AIM. We bear all other costs and expenses of our operations and transactions, including those relating to: calculation of our net asset value (including the cost and expenses of any independent valuation firm); expenses incurred by AIM payable to third parties, including agents, consultants or other advisers, in monitoring our financial and legal affairs and in monitoring our investments and performing due diligence on our prospective portfolio companies; interest payable on debt, if any, incurred to finance our investments; offerings of our common stock and other securities; investment advisory and management fees; fees payable to third parties, including agents, consultants or other advisers, relating to, or associated with, evaluating and making investments; transfer agent and custodial fees; registration fees; listing fees; taxes; independent directors’ fees and expenses; costs of preparing and filing reports or other documents of the SEC; the costs of any reports, proxy statements or other notices to stockholders, including printing costs; our allocable portion of the fidelity bond, directors’ and officers’ errors and omissions liability insurance, and any other insurance premiums; direct costs and expenses of administration, including auditor and legal costs; and all other expenses incurred by us or Apollo Administration in connection with administering our business, such as our allocable portion of overhead under the administration agreement, including rent and our allocable portion of the cost of our Chief Financial Officer, Chief Legal Officer and Chief Compliance Officer and their respective staffs.
Duration and Termination
The continuation of our investment advisory management agreement was approved by our Board of Directors on August 8, 2018. Unless terminated earlier as described below, it will remain in effect from year to year if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not “interested persons” as defined in the 1940 Act. The investment advisory management agreement will automatically terminate in the event of its assignment. Either party may terminate the investment advisory management agreement without penalty upon not more than 60 days’ written notice to the other party. See “Risk Factors - Risks relating to our business and structure.”
Indemnification
The investment advisory management agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or reckless disregard of its duties and obligations, AIM and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from Apollo Investment for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of AIM’s services under the investment advisory management agreement or otherwise as an investment adviser of Apollo Investment.
Administrative Agreement
Pursuant to a separate administration agreement, AIA furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the administration agreement, AIA also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, AIA assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the administration agreement are equal to an amount based upon our allocable portion of AIA’s overhead in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our Chief Financial Officer, Chief Legal Officer and Chief Compliance Officer and their respective staffs. Under the administration agreement, AIA also provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. Either party may terminate the administration agreement without penalty upon 60 days’ written notice to the other party.

At the fiscal years ended March 31, 2019, 2018 and 2017, expenses incurred (net of reimbursements) under the administration agreement were $6.7 million, $6.7 million and $7.3 million, respectively. For administrative expenses accrued during the most recently completed fiscal quarter, please see “Management’s Discussion and Analysis of Financial Condition and Result of Operations - Results of Operations; Expenses.”

Indemnification

The administration agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or reckless disregard of its duties and obligations, AIA and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of AIA’s services under the administration agreement or otherwise as administrator for us.
License Agreement
We have entered into a license agreement with AGM pursuant to which AGM has agreed to grant us a non-exclusive, royalty-free license to use the name “Apollo.” Under this agreement, we have the right to use the “Apollo” name, for so long as AIM or one of its affiliates remains our Investment Adviser. Other than with respect to this limited license, we will have no legal right to the “Apollo” name. This license agreement will remain in effect for so long as the investment advisory management agreement with our Investment Adviser is in effect.

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
Available Information
We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements, codes of ethics and other information meeting the informational requirements of the 1934 Act. You may inspect and copy any materials we file with or submit to the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information filed electronically by us with the SEC which are available on the SEC’s Internet site at http://www.sec.gov. In addition, information specifically regarding how we voted proxies relating to portfolio securities for the year ended March 31, 2019 is available without charge, upon request, by calling 212-515-3450. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, Washington, D.C. 20549-0102.
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
Risks Relating to the Current Environment
Changes in interest rates may adversely affect the value of our portfolio investments which could have an adverse effect on our business, financial condition and results of operations.
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
Declining interest rates also can adversely affect our overall performance, because we may be forced to re-deploy principal and interest payments from existing investments into lower-yielding investments. This “reinvestment risk” can be exacerbated to the extent borrowers can prepay their loans without significant penalties, particularly because such prepayments tend to increase as interest rates decline.
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
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our Board. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation, which reduces our net asset value. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse impact on our business, financial condition and results of operations.

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
Market conditions may in the future make it difficult to extend the maturity of or refinance our existing indebtedness, including the final maturity of our senior secured credit facility in November 2023, and any failure to do so could have a material adverse effect on our business. The illiquidity of our investments may make it difficult for us to sell such investments if required. As a result, we may realize significantly less than the value at which we have recorded our investments.
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

Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. Recently, uncertainty between the United States and other countries with respect to trade policies, treaties and tariffs, among other factors, have caused disruptions in the global markets, including markets in which we participate. We cannot assure you that these market conditions will not continue or worsen in the future. Furthermore, we cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected.

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
On June 23, 2016, the United Kingdom voted, via referendum, to exit from the EU (“Brexit”), triggering political, economic and legal uncertainty. On March 29, 2017, the United Kingdom made a formal notification to the European Council under Article 50 of the Treaty on EU, which triggered a two year period during which the terms of an exit will be negotiated. The United Kingdom and the EU are therefore in a period of legal, regulatory and political uncertainty. As a consequence of continued uncertainty surrounding Brexit, the financial markets have experienced high levels of volatility. While such uncertainty most directly affects the United Kingdom and the EU, global markets suffered immediate and significant disruption. It is likely that, in the near term, uncertainty over Brexit will continue to bring about higher levels of uncertainty and volatility. During this period of uncertainty, the negative impact on not only the United Kingdom and European economies, but the broader global economy, could be significant, potentially resulting in increased market and currency volatility (including volatility of the value of the British pound sterling relative to the United States dollar and other currencies and volatility in global currency markets generally), and illiquidity and lower economic growth for companies that rely significantly on Europe for their business activities and revenues. It is possible that certain economic activity will be curtailed until some signs of clarity begin to emerge, on the outcome of negotiations around the terms for United Kingdom’s exit out of the EU. Additional risks associated with the outcome of Brexit include macroeconomic risk to the United Kingdom and European economies, impetus for further disintegration of the EU and related political stresses (including those related to sentiment against cross border capital movements and activities of investors like us), prejudice to financial services business that are conducting business in the EU and which are based in the United Kingdom, legal uncertainty regarding achievement of compliance with applicable financial and commercial laws and regulations in view of the expected steps to be taken pursuant to or in contemplation of Article 50 of the Treaty on European Union and negotiations undertaken under Article 218 of the Treaty on the Functioning of the European Union, and the unavailability of timely information as to expected legal, tax and other regimes. Any further exits from the EU, or the possibility of such exits, would likely cause additional market disruption globally and introduce new legal and regulatory uncertainties. The Company will continue to monitor the potential impact of Brexit on its results of operations and financial condition.
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

Uncertainty about the financial stability of the United States and the current presidential administration could have a significant adverse effect on our business, financial condition and results of operations.

Due to federal budget deficit concerns, S&P downgraded the federal government’s credit rating from AAA to AA+ for the first time in history on August 5, 2011, which was affirmed by S&P in June 2018. Further, Moody’s and Fitch had warned that they may downgrade the federal government’s credit rating. Further downgrades or warnings by S&P or other rating agencies, and the United States government’s credit and deficit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock.

In October 2014, the Federal Reserve System of the United States (the “Federal Reserve”) announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. It is unclear what effect, if any, the conclusion of the Federal Reserve’s bond-buying program will have on the value of our investments. However, it is possible that, without quantitative easing by the Federal Reserve, these developments, along with the United States government’s credit and deficit concerns and the European sovereign debt crisis discussed above, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Additionally, in January 2018, the Federal Reserve reaffirmed its view that the current target range of 1.25% to 1.50% for the federal funds rate was appropriate based on current economic conditions. However, if key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.

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

Changes in existing laws or regulations, the interpretations thereof or newly enacted laws or regulations may negatively impact our business.

Changes in laws or regulations governing our operations or the operations of our portfolio companies, or newly enacted laws or regulations, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), Public Law No. 115-97 (the “Tax Cuts and Jobs Act”) and the Small Business Credit Availability Act (the “SBCAA”), could require changes to certain of our business, practices or that of our portfolio companies. These changes could negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business, or business of our portfolio companies.

The Federal Reserve has raised the Federal Funds Rate nine times during the period between December 2015 and December 2018, and it may continue to raise the Federal Funds Rate over time. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net investment income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high-yield bonds, and also could increase our interest expense, thereby decreasing our net investment income. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our distributions rate, which could reduce the value of our common stock.

On May 24, 2018, President Trump signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act, which increased from $50 billion to $250 billion the asset threshold for designation of “systemically important financial institutions” or “SIFIs” subject to enhanced prudential standards set by the Federal Reserve, staggering application of this change based on the size and risk of the covered bank holding company. On May 30, 2018, the Federal Reserve voted to consider changes to the Volcker Rule that would loosen compliance requirements for all banks. On July 17, 2018, the House of Representatives passed the JOBS and Investor Confidence Act, which includes 32 pieces of legislation intended to help small businesses, entrepreneurs and investors by reforming capital markets. The proposed legislation includes provisions to expand the definition of “accredited investors,” extend on-ramp exemptions for emerging growth companies and ease securities regulations on initial public offerings. The legislation was forwarded to the Senate for consideration, where no further action was taken, although it may be reintroduced in the future. At this time it is not possible to determine the potential impact of these new laws and proposals on us.

On March 23, 2018, the SBCAA was signed into law. The SBCAA, among other things, modifies the applicable provisions of the 1940 Act to reduce the required asset coverage ratio applicable to a BDC from 200% to 150% subject to certain approval, time and disclosure requirements (including either stockholder approval or approval of a “required majority” of its board of directors). On April 4, 2018, the Board of Directors approved the application of the modified asset coverage requirements for the Company. Accordingly, effective April 4, 2019, for every $100 of net assets, we may raise $200 from senior securities, such as borrowings or issuing preferred stock, and the risks associated with an investment in us may increase.

Further areas identified as subject to potential change, amendment or repeal include the Dodd-Frank Act, including the Volcker Rule, the interpretation of those rules relating to capital, margin, trading and clearance and settlement of derivatives and various swaps and derivatives regulations, credit risk retention requirements and the authorities of the Federal Reserve, the Financial Stability Oversight Council and the SEC. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

United States tariff, import/export regulations and other economic sanction laws could have a significant adverse effect on our business, financial condition and results of operations.

There has been ongoing discussion and commentary regarding potential significant changes to United States trade policies, treaties and tariffs. The current administration, along with Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

Additionally, economic sanction laws in the United States and other jurisdictions may prohibit us or our affiliates from transacting with certain countries, individuals and companies. In the United States, the U.S. Department of the Treasury’s (the “Treasury”) Office of Foreign Assets Control administers and enforces laws, executive orders and regulations establishing U.S. economic and trade sanctions, which prohibit, among other things, transactions with, and the provision of services to, certain non-U.S. countries, territories, entities and individuals. These types of sanctions may significantly restrict or completely prohibit investment activities in certain jurisdictions, and if we, our portfolio companies or other issuers in which we invest were to violate any such laws or regulations, we may face significant legal and monetary penalties.

The Foreign Corrupt Practices Act (the “FCPA”), and other anti-corruption laws and regulations, as well as anti-boycott regulations, may also apply to and restrict our activities, our portfolio companies and other issuers of our investments. If an issuer or we were to violate any such laws or regulations, such issuer or we may face significant legal and monetary penalties. The U.S. government has indicated that it is particularly focused on FCPA enforcement, which may increase the risk that an issuer or us becomes the subject of such actual or threatened enforcement. In addition, certain commentators have suggested that private investment firms and the funds that they manage may face increased scrutiny and/or liability with respect to the activities of their underlying portfolio companies. As such, a violation of the FCPA or other applicable regulations by us or an issuer of our portfolio investments could have a material adverse effect on us. We are committed to complying with the FCPA and other anticorruption laws and regulations, as well as anti-boycott regulations, to which it is subject. As a result, we may be adversely affected because of our unwillingness to enter into transactions that violate any such laws or regulations.

Uncertainty relating to the LIBOR calculation process may adversely affect the value of our portfolio of the LIBOR-indexed, floating-rate debt securities in our portfolio or the cost of our borrowings.

Concerns have been publicized that some of the member banks surveyed by the British Bankers’ Association (“BBA”) in connection with the calculation of LIBOR across a range of maturities and currencies may have been under-reporting or otherwise manipulating the interbank lending rate applicable to them in order to profit on their derivatives positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting interbank lending rates higher than those they actually submitted. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether or not LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. In addition, in April 2018, the Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, announced the replacement of LIBOR with a new index, calculated by short-term repurchase agreements collateralized by U.S. Treasury securities, called the Secured Overnight Financing Rate, or the “SOFR.” At this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement. Additionally, the future of LIBOR at this time is uncertain. Potential changes, or uncertainty related to such potential changes, may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities, or the cost of our borrowings. In addition, changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities, including the value of the LIBOR-indexed, floating-rate debt securities in our portfolio, or the cost of our borrowings. Additionally, if LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate and certain of our existing credit facilities to replace LIBOR with the new standard that is established. The potential effect of the phase-out or replacement of LIBOR on our cost of capital and net investment income cannot yet be determined.

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

The present U.S. federal income tax laws may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of us or an investment in our shares. For example, the recently enacted Tax Cuts and Jobs Act makes substantial changes to the Code. Among those changes are a significant permanent reduction in the generally applicable corporate tax rate, changes in the taxation of individuals and other non-corporate taxpayers that generally but not universally reduce their taxes on a temporary basis subject to ‘‘sunset’’ provisions, the elimination or modification of various previously allowed deductions (including substantial limitations on the deductibility of interest and, in the case of individuals, the deduction for personal state and local taxes), certain preferential rates of taxation on certain dividends and certain business income derived by non-corporate taxpayers in comparison to other ordinary income recognized by such taxpayers, and significant changes to the international tax rules. The effect of these, and the many other, changes made in the Tax Cuts and Jobs Act remains uncertain, both in terms of their direct effect on the taxation of an investment in our common stock and their indirect effect on the value of our assets or our common stock or market conditions generally.

Furthermore, many of the provisions of the Tax Cuts and Jobs Act will require guidance through the issuance of Treasury regulations in order to assess their effect. The Treasury and the Internal Revenue Service continue to release guidance in the form of regulations providing rules for implementation and interpretation of the Tax Cuts and Jobs Act provisions. There may be a substantial delay before further regulations are promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on us. Therefore, uncertainty remains regarding significant provisions of the Tax Cuts and Jobs Act while some of the Treasury regulations and guidance remain in proposed form. Accordingly, we cannot predict any additional future impact the enactment of such legislation will have on us, our subsidiaries, our portfolio companies and the holders of our securities. There may also be technical corrections legislation proposed with respect to the Tax Cuts and Jobs Act, the effect of which cannot be predicted and may be adverse to us or our stockholders.

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
We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. The loss of such investment opportunities may limit our ability to grow or cause us to have to shrink the size of our portfolio, which could decrease our earnings. If we match our competitors’ pricing, terms and structure, we may experience decreased net interest income and increased risk of credit loss.
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
We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. As a BDC, we currently are required to meet an asset coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. This means that for every $100 of net assets, we may raise $100 from senior securities, such as borrowings or issuing preferred stock. If this ratio declines below 200%, the contractual arrangements governing these securities may require us to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. On March 23, 2018, the President signed into law the SBCAA, which included various changes to regulations under the federal securities laws that impact BDCs, including changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement to 150% from 200% under certain circumstances. On April 4, 2018, the Board of Directors approved the application of the modified asset coverage requirements for the Company. Accordingly, effective April 4, 2019, for every $100 of net assets, we may raise $200 from senior securities, such as borrowings or issuing preferred stock. As of April 4, 2019, if the asset coverage ratio declines below 150%, the contractual arrangements governing these securities may require us to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous.
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
The agreements governing certain of our debt instruments require us to comply with certain financial and operational covenants. These covenants require us to, among other things, maintain certain financial ratios, including asset coverage and minimum stockholders’ equity. As of March 31, 2019, we were in compliance with these covenants. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. In the event of deterioration in the capital markets and pricing levels subsequent to this period, net unrealized loss in our portfolio may increase in the future. Absent an amendment to our Senior Secured Facility (as defined below), continued unrealized loss in our investment portfolio could result in non-compliance with certain covenants.
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
Effective April 4, 2019 we are allowed to borrow amounts such that our asset coverage, as calculated pursuant to the 1940 Act, equals at least 150% after such borrowing. (i.e., we would be able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). Accordingly, our interest expense as a percentage of our total assets will be higher if we use increased leverage as permitted under our modified asset coverage requirement.

Effective April 4, 2019, our asset coverage requirement reduced from 200% to 150%, which may increase the risk of investing with us.
On April 4, 2018, our Board of Directors, including a “required majority” of our Board of Directors, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As a result, effective April 4, 2019, our asset coverage requirement applicable to senior securities reduced from 200% to 150% (i.e., the revised regulatory leverage limitation permits BDCs to double the amount of borrowings, such that we would be able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us), and the risks associated with an investment in us may have increased.
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
We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming no changes to our balance sheet as of March 31, 2019, a hypothetical one percent increase in LIBOR on our floating rate assets and liabilities would increase our earnings by four cents per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2019, a hypothetical two percent increase in LIBOR on our floating rate assets and liabilities would increase our earnings by eight cents per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2019, a hypothetical three percent increase in LIBOR on our floating rate assets and liabilities would increase our earnings by twelve cents per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2019, a hypothetical four percent increase in LIBOR on our floating rate assets and liabilities would increase our earnings by sixteen cents per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2019, a hypothetical one percent decrease in LIBOR on our floating rate assets and liabilities would decrease our earnings by less than one cent per average share over the next twelve months. In addition, we believe that our interest rate matching strategy and our ability to hedge mitigates the effects any changes in interest rates may have on our investment income. Although management believes that this is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase or decrease in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.
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

Our business requires a substantial amount of capital. We have issued equity securities and have borrowed from financial institutions. A reduction in the availability of new capital could limit our ability to grow. We must distribute at least 90% of our investment company taxable income to maintain our RIC status. As a result, any such cash earnings may not be available to fund investment originations. We expect to continue to borrow from financial institutions and issue additional debt and equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. In addition, as a BDC, our ability to borrow or issue additional preferred stock may be restricted if our total assets are less than 150% of our total borrowings and preferred stock.
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
We generally make investments in private companies. Substantially all of these securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. Furthermore, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we or an affiliated manager of AGM has material non-public information regarding such portfolio company.
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
Effective April 4, 2019, we are allowed to borrow amounts such that our asset coverage, as calculated pursuant to the 1940 Act, equals at least 150% after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). Accordingly, the Investment Adviser may have conflicts of interest in connection with decisions to use increased leverage permitted under our modified asset coverage requirement applicable to senior securities, as the incurrence of such additional indebtedness would result in an increase in the base management fees payable to the Investment Adviser and may also result in an increase in the income based fees and capital gains incentive fees payable to the Investment Adviser.
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
Allocation of Expenses
We have entered into a royalty-free license agreement with AGM, pursuant to which AGM has agreed to grant us a non-exclusive license to use the name “Apollo.” Under the license agreement, we have the right to use the “Apollo” name for so long as AIM or one of its affiliates remains the Investment Adviser. In addition, we rent office space from AIA, an affiliate of AIM, and pay AIA our allocable portion of overhead and other expenses incurred by AIA in performing its obligations under the administration agreement, including our allocable portion of the compensation, rent and other expenses of our Chief Financial Officer, Chief Legal Officer and Chief Compliance Officer and their respective staffs, which can create conflicts of interest that our Board of Directors must monitor.
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

•	Market prices of zero-coupon or PIK securities may be affected to a greater extent by interest rate changes and may be more volatile than securities that pay interest periodically and in cash.

•	Recent tax legislation requires that income be recognized for tax purposes no later than when recognized for financial reporting purposes.

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

We and our portfolio companies may experience cyber security incidents and are subject to cyber security risks.

Our business and the business of our portfolio companies relies upon secure information technology systems for data processing, storage and reporting. Despite careful security and controls design, implementation and updating, our and our portfolio company’s information technology systems could become subject to cyber-attacks. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through “hacking” or malicious software coding) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of service attacks on websites (i.e., efforts to make network services unavailable to intended users). Our employees and the Investment Adviser’s employees have been and expect to continue to be the target of fraudulent calls, emails and other forms of activities. Network, system, application and data breaches could result in operational disruptions or information misappropriation, which could have a material adverse effect on our business, results of operations and financial condition or the business, results of operations and financial conditions of our portfolio companies.

Cyber security failures or breaches by the Investment Adviser and other service providers (including, but not limited to, accountants, custodians, transfer agents and administrators), and the issuers of securities in which we invest, have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate its net asset value, impediments to trading, the inability of our stockholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, or additional compliance costs. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. While we have established a business continuity plan in the event of, and risk management systems to prevent, such cyber-attacks, there are inherent limitations in such plans and systems including the possibility that certain risks have not been identified. Furthermore, we cannot control the cyber security plans and systems put in place by our service providers and issuers in which we invest. We and our stockholders could be negatively impacted as a result. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, cyber-security has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

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
The Dodd-Frank Act, as amended, made broad changes to the OTC derivatives market, granted significant new authority to the Commodity Futures Trading Commission, or CFTC, and the SEC to regulate OTC derivatives (swaps and security-based swaps) and participants in these markets.

These changes include, but are not limited to: requirements that many categories of the most liquid OTC derivatives (currently limited to specified interest rate swaps and index credit default swaps) be executed on qualifying, regulated exchanges and be submitted for clearing; real-time public and regulatory reporting of specified information regarding OTC derivative transactions; and enhanced documentation requirements and recordkeeping requirements. Margin requirements for uncleared OTC derivatives and position limits are also expected to be adopted by the CFTC and other regulators in the future. The CFTC has implemented mandatory clearing and exchange-trading of certain OTC derivatives contracts including many standardized interest rate swaps and credit default index swaps. The CFTC continues to approve contracts for central clearing. Exchange-trading and central clearing are expected to reduce counterparty credit risk by substituting the clearinghouse as the counterparty to a swap and increase liquidity, but exchange-trading and central clearing do not make swap transactions risk-free. Uncleared swaps, such as nondeliverable foreign currency forwards, are subject to certain margin requirements that mandate the posting and collection of minimum margin amounts. This requirement may result in the portfolio and its counterparties posting higher margin amounts for uncleared swaps than would otherwise be the case. Certain rules require centralized reporting of detailed information about many types of cleared and uncleared swaps. Reporting of swap data may result in greater market transparency, but may subject a portfolio to additional administrative burdens, and the safeguards established to protect trader anonymity may not function as expected.
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
Lastly, future CFTC or SEC rulemakings to implement the Dodd-Frank Act requirements could potentially limit or completely restrict our ability to use certain instruments as a part of our investment strategy, increase the costs of using these instruments or make them less effective. The SEC has also indicated that it may adopt new policies on the use of derivatives by registered investment companies. Such policies could affect the nature and extent of our use of derivatives.
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

Risks Relating to our Debt Instruments
Our senior secured credit facility begins amortizing in December 2022 and any inability to renew, extend or replace the facility could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.
On November 19, 2018, the Company amended and restated the Senior Secured Facility from the previous August 29, 2017 amendment. The amended and restated agreement increased lenders’ commitments from $1.19 billion to $1.59 billion, extended the final maturity date through November 19, 2023 and included a provision which allows the Company to increase the total commitments under the existing revolving facility up to an aggregate principal amount of $2.385 billion from new or existing lenders on the same terms and conditions as the existing commitments. On February 28, 2019, the Company entered into an amendment to its Senior Secured Facility to increase the multicurrency commitments under the Senior Secured Facility by $50 million from $1.59 billion to $1.64 billion pursuant to the accordion provisions therein. The Senior Secured Facility is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. Commencing November 30, 2022, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the Senior Secured Facility as of November 19, 2022. In addition, the stated interest rate on the facility remains as a formula-based calculation based on a minimum borrowing base, resulting in a stated interest rate, depending on the type of borrowing, of (a) either LIBOR plus 1.75% per annum or LIBOR plus 2.00% per annum, or (b) either Alternate Base Rate plus 0.75% per annum or Alternate Base Rate plus 1% per annum. Alternate Base Rate means, for any day, a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate for such day plus 1/2 of 1% and (c) the rate per annum equal to 1% plus the rate appearing on Reuters Screen LIBOR01 Page at approximately 11:00 A.M., London time, on such day, for US Dollar deposits with a term of one month. As of March 31, 2019, the stated interest rate on the facility was LIBOR plus 2.00%. The Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Senior Secured Facility and participation fees and fronting fees totaling 2.25% per annum on the letters of credit issued.
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

There can be no assurance that we will be able to replace the 2043 Notes or the 2025 Notes upon their maturity on terms that are favorable to us, if at all. Our ability to replace the 2043 Notes or the 2025 Notes will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to replace or repay the 2043 Notes or the 2025 Notes at the time of their maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC.

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
While Apollo Investment has not, to date, raised any funds through the use of placement agents (other than through the ordinary course of engagement of underwriters, from time to time, in connection with the public offering of Apollo Investment’s securities), affiliates of AIM sometimes use placement agents to assist in marketing certain of the investment funds that they manage. Various state attorneys general and federal and state agencies have initiated industry-wide investigations into the use of placement agents in connection with the solicitation of investments, particularly with respect to investments by public pension funds. Certain affiliates of AGM have received subpoenas and other requests for information from various government regulatory agencies and investors in AGM’s funds, seeking information regarding the use of placement agents. On April 15, 2013, Alfred J. Villalobos, the former principal of Arvco Capital Research (“Arvco”), a placement agent firm that AGM at one time used, and related entities (the “Arvco Debtors”) brought a civil action in the United States Bankruptcy Court for the District of Nevada against AGM. This action sought to recover purported fees the Arvco Debtors claimed AGM had not paid them for a portion of Arvco’s alleged placement agent services in connection with certain funds managed by Apollo. Subsequently, a Chapter 7 Trustee was appointed for the Arvco Debtors, and after a lengthy stay in light of a criminal case against Mr. Villalobos, and Mr. Villalobos’s death, the Trustee filed an amended complaint, and Apollo asserted counterclaims for indemnification. On March 20, 2017, the court granted AGM’s motion to dismiss certain claims, leaving two breach of contract claims remaining. On October 20, 2017, the court granted summary judgment in favor of AGM as to part of the remaining claims, and on August 2, 2018, the court granted summary judgment for AGM on the remaining claims. On November 13, 2018, AGM and the Trustee entered into a settlement agreement in which, in exchange for releases, the Trustee agreed not to appeal the grant of summary judgment in AGM’s favor, and AGM agreed to withdraw its counterclaims. The Court approved the settlement on January 3, 2019.

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

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or business development companies;

•	the inclusion or exclusion of our common stock from certain indices;

•	changes in law, regulatory policies or tax guidelines, or interpretations thereof, particularly with respect to RICs or BDCs;

•	loss of RIC status;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio of investments;

•	any shortfall in investment income or net investment income or any increase in losses from levels expected by investors or securities analysts;

•	departure of AIM’s key personnel;

•	operating performance of companies comparable to us;

•	short-selling pressure with respect to shares of our common stock or BDCs generally;

•	uncertainty surrounding the strength of the U.S. economic recovery;

•	concerns regarding volatility in the Chinese stock market and Chinese currency;

•	concerns regarding continued volatility of oil prices;

•	uncertainty between the U.S. and other countries with respect to trade policies, treaties and tariffs;

•	general economic trends and other external factors; and

•	loss of a major funding source.
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
Risks Relating to Issuance of our Preferred Stock
If we issue preferred stock, the net asset value and market value of our common stock may become more volatile.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of March 31, 2019, we did not own any real estate or other physical properties materially important to our operations. Our administrative and principal executive offices are located at 3 Bryant Park, New York, NY 10036 and 9 West 57th Street, New York, NY 10019, respectively. We believe that our office facilities are suitable and adequate for our business as it is currently conducted.
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
On May 20, 2013, the Company was named as a defendant in a complaint by the bankruptcy trustee of DSI Renal Holdings and related companies (“DSI”). The complaint alleges, among other things, that the Company participated in a “fraudulent conveyance” involving a restructuring and subsequent sale of DSI in 2010 and 2011. The complaint seeks, jointly and severally from all defendants, (1) damages of approximately $425 million, of which the Company’s share would be approximately $41 million, and the return of 9,000 shares of common stock of DSI obtained by the Company in the restructuring and sale and (2) punitive damages. At this point in time, the Company is unable to assess whether it may have any liability in this action. On July 20, 2017, the United States Bankruptcy Court for the District of Delaware, where the action is pending, granted in part and denied in part the Company’s (and other defendants’) motion to dismiss the complaint. Discovery has concluded, and on April 30, 2019, defendants (including the Company) filed motions for partial summary judgment. No trial date has been set. The Company has not made any determination that this action is or may be material to the Company and intends to vigorously defend itself.
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
The following table sets forth, for the quarterly reporting periods indicated, the net asset value (“NAV”) per share of our common stock and the high and low sales price for our common stock, as reported on the NASDAQ Global Select Market, and distributions per share information:

	NAV Per Share (1)	Sales Price		Premium (Discount) of High Sales Price to NAV (2)	Premium (Discount) of Low Sales Price to NAV (2)	Distributions Declared
		High	Low
Year Ended March 31, 2019
Fourth quarter	$19.06	$15.98	$12.26	(16.1)%	(35.7)%	$0.45
Third quarter	19.03	16.58	12.05	(12.9)%	(36.7)%	0.45
Second quarter	19.40	18.00	16.26	(7.2)%	(16.2)%	0.45
First quarter	19.42	17.55	15.54	(9.6)%	(20.0)%	0.45
Year Ended March 31, 2018
Fourth quarter	$19.67	$17.55	$15.57	(10.8)%	(20.9)%	$0.45
Third quarter	19.81	18.60	16.80	(6.1)%	(15.2)%	0.45
Second quarter	20.17	19.44	17.07	(3.6)%	(15.3)%	0.45
First quarter	20.18	20.46	18.54	1.3%	(8.2)%	0.45
____________________

(1)
NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of the relevant quarter.

(2)	Calculated using the respective high or low sales price divided by the net asset value per share at the end of the relevant quarter.

(3)	Numbers prior to December 31, 2018 have been retroactively adjusted for all periods presented due to the reverse stock split that was effective as of the close of business on November 30, 2018.
While our common stock has from time to time traded in excess of our net asset value, there can be no assurance, however, that it will trade at such a premium (to NAV) in the future. The last reported closing market price of our common stock on May 15, 2019 was $15.69 per share. As of May 15, 2019, we had 60 stockholders of record.
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
The following table lists the quarterly distributions per share from our common stock for the past two fiscal years:

Distributions Declared
Year Ended March 31, 2019
Fourth quarter	$0.45
Third quarter	0.45
Second quarter	0.45
First quarter	0.45
Year Ended March 31, 2018
Fourth quarter	$0.45
Third quarter	0.45
Second quarter	0.45
First quarter	0.45
Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
The Company adopted the following plans, approved by the Board of Directors, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the 1934 Act (the “Repurchase Plans”):

Date of Adoption	Maximum Cost of Shares That May Be Repurchased		Cost of Shares Repurchased		Remaining Cost of Shares That May Be Repurchased
August 6, 2015	$50.0	million	$50.0	million	$—
December 14, 2015	50.0	million	50.0	million	—
September 14, 2016	50.0	million	50.0	million	—
October 30, 2018	50.0	million	20.9	million	29.1	million
February 6, 2019	50.0	million	—		50.0	million
Total as of March 31, 2019	$250.0	million	$170.9	million	$79.1	million

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
Under the Repurchase Plans described above, the Company allocated the following amounts to be repurchased in accordance with SEC Rule 10b5-1 (the “10b5-1 Repurchase Plans”):

Effective Date	Termination Date	Amount Allocated to 10b5-1 Repurchase Plans
September 15, 2015	November 5, 2015	$5.0	million
January 1, 2016	February 5, 2016	10.0	million
April 1, 2016	May 19, 2016	5.0	million
July 1, 2016	August 5, 2016	15.0	million
September 30, 2016	November 8, 2016	20.0	million
January 4, 2017	February 6, 2017	10.0	million
March 31, 2017	May 19, 2017	10.0	million
June 30, 2017	August 7, 2017	10.0	million
October 2, 2017	November 6, 2017	10.0	million
January 3, 2018	February 8, 2018	10.0	million
June 18, 2018	August 9, 2018	10.0	million
September 17, 2018	October 31, 2018	10.0	million
December 12, 2018	February 7, 2019	10.0	million
February 25, 2019	May 17, 2019	25.0	million
March 18, 2019	May 17, 2019	10.0	million

The following table presents information with respect to the Company’s purchases of its common stock since adoption of the Repurchase Plans through March 31, 2019:

Month	Total Number of Shares Purchased	Average Price Paid Per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans
August 2015	510,000	$19.71	510,000	$40.0	million
September 2015	603,466	18.46	603,466	28.8	million
November 2015	1,116,666	18.10	1,116,666	8.6	million
December 2015	627,443	17.58	627,443	47.6	million
January 2016	670,708	14.91	670,708	37.6	million
June 2016	362,933	16.73	362,933	31.5	million
July 2016	16,491	16.53	16,491	31.2	million
August 2016	596,294	17.67	596,294	20.7	million
September 2016	411,523	18.13	411,523	63.2	million
October 2016	527,417	17.82	527,417	53.8	million
November 2016	239,289	17.45	239,289	49.6	million
August 2017	33,333	17.96	33,333	49.0	million
September 2017	186,767	17.98	186,767	45.7	million
October 2017	144,867	17.96	144,867	43.1	million
November 2017	64,500	17.79	64,500	41.9	million
December 2017	50,100	17.89	50,100	41.0	million
January 2018	577,386	17.32	577,386	31.0	million
February 2018	70,567	16.23	70,567	29.9	million
May 2018	263,667	17.12	263,667	25.4	million
June 2018	198,601	16.94	198,601	22.0	million
July 2018	8,867	16.75	8,867	21.9	million
August 2018	502,767	17.11	502,767	13.3	million
September 2018	444,467	16.54	444,467	5.9	million
October 2018	160,800	16.46	160,800	53.3	million
November 2018	595,672	15.81	595,672	43.9	million
December 2018	741,389	13.49	741,359	33.9	million
February 2019	19,392	15.16	19,392	83.6	million
March 2019	291,426	15.40	291,426	79.1	million
Total	10,036,798	$17.03	10,036,768
____________________
* The average price per share is inclusive of commissions.

Stock Performance Graph
This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index, the Russell 2000 Financial Services Index, and the S&P Small Cap 600 Financials Index, for the period March 31, 2014 through March 31, 2019. The graph assumes that, on March 31, 2014, a person invested $100 in each of the following: our common stock, the S&P 500 Index, the Russell 2000 Financial Services Index, and the S&P Small Cap 600 Financials Index. The graph measures total stockholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities.
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

	Year Ended March 31,
	2019	2018	2017	2016	2015
Summary of Operations
Total investment income	$255,076	$259,287	$279,862	$379,745	$433,631
Net expenses	127,327	125,900	130,619	186,488	205,658
Net investment income	127,749	133,387	149,243	193,257	227,973
Net realized and change in unrealized gains (losses)	(55,803)	(46,358)	(130,873)	(237,783)	(152,551)
Net increase (decrease) in net assets resulting from operations	71,946	87,029	18,370	(44,526)	75,422
Per Share Data
Net asset value	$19.06	$19.67	$20.22	$21.84	$24.54
Net investment income	1.81	1.83	2.01	2.49	2.88
Earnings (loss) per share — basic	1.02	1.19	0.25	(0.57)	0.96
Earnings (loss) per share — diluted (1)	N/A	N/A	N/A	(0.57)	0.96
Distributions declared	1.80	1.80	1.95	2.40	2.40
Balance Sheet Data
Total assets (2)	$2,497,797	$2,311,810	$2,410,120	$3,078,637	$3,543,738
Total debt outstanding (2)	1,128,686	789,846	848,449	1,312,960	1,481,606
Net assets	1,312,627	1,418,086	1,481,797	1,645,581	1,937,608
Other Data
Total return (3)	8.31%	(12.06)%	31.44%	(17.53)%	1.86%
Number of portfolio companies at year end	113	90	86	89	105
Total portfolio investments for the year	$1,278,060	$1,049,363	$601,065	$1,088,517	$2,211,081
Investment sales and repayments for the year	$1,086,779	$1,153,978	$1,094,634	$1,338,689	$2,250,782
Weighted average yield on debt portfolio at year end (4)	10.2%	10.7%	10.3%	11.0%	11.2%
Weighted average yield on total portfolio at year end (5)	9.6%	9.6%	8.7%	9.8%	9.9%
Weighted average shares outstanding — basic	70,645,944	72,874,613	74,138,358	77,518,605	78,913,784
Weighted average shares outstanding — diluted (1)	N/A	N/A	N/A	77,518,605	78,913,784
____________________

(1)
In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. For the years ended March 31, 2019, March 31, 2018 and March 31, 2017, the Company did not have any convertible notes. As such, diluted EPS and diluted weighted average shares outstanding were not applicable. For the years ended March 31, 2016 and March 31, 2015, anti-dilution would total $0.12 and $0.06, respectively.

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
Overview
Apollo Investment Corporation (the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” or “our”) was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. We commenced operations on April 8, 2004 upon completion of our initial public offering that raised $870 million in net proceeds from selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split. Since then, and through March 31, 2019, we have raised approximately $2.21 billion in net proceeds from additional offerings of common stock and we have repurchased common stock for $170.9 million.

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
Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment, and the competitive environment for the types of investments we make. As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of March 31, 2019, non-qualifying assets represented approximately 16.3% of the total assets of the Company.
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

Portfolio and Investment Activity
Our portfolio and investment activity during the years ended March 31, 2019 and March 31, 2018 was as follows:

	Year Ended March 31,
(in millions)*	2019	2018
Investments made in portfolio companies	$1,278.1	$1,049.4
Investments sold	(205.2)	(189.0)
Net activity before repaid investments	1,072.8	860.3
Investments repaid	(881.6)	(964.9)
Net investment activity	$191.3	$(104.6)

Portfolio companies at beginning of period	90	86
Number of new portfolio companies	42	39
Number of exited portfolio companies	(19)	(35)
Portfolio companies at end of period	113	90

Number of investments made in existing portfolio companies	46	28
____________________

*	Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of March 31, 2019 and March 31, 2018 were as follows:

	March 31, 2019		March 31, 2018
Portfolio composition, at fair value:
First lien secured debt	66%		50%
Second lien secured debt	23%		31%
Total secured debt	89%		82%
Unsecured debt	—		5%
Structured products and other	2%		3%
Preferred equity	1%		1%
Common equity/interests and warrants	8%		9%
Weighted average yields, at amortized cost (1):
First lien secured debt (2)	9.9%		10.5%
Second lien secured debt (2)	11.4%		10.9%
Secured debt portfolio (2)	10.2%		10.7%
Unsecured debt portfolio (2)	—		11.3%
Total debt portfolio (2)	10.2%		10.7%
Total portfolio (3)	9.6%		9.6%
Interest rate type, at fair value (4):
Fixed rate amount	—		$0.1	billion
Floating rate amount	$1.5	billion	$1.2	billion
Fixed rate, as percentage of total	—		8%
Floating rate, as percentage of total	100%		92%
Interest rate type, at amortized cost (4):
Fixed rate amount	—		$0.1	billion
Floating rate amount	$1.5	billion	$1.2	billion
Fixed rate, as percentage of total	—		8%
Floating rate, as percentage of total	100%		92%
____________________

(1)	An investor’s yield may be lower than the portfolio yield due to sales loads and other expenses.

(2)	Exclusive of investments on non-accrual status.

(3)	Inclusive of all income generating investments, non-income generating investments and investments on non-accrual status.

(4)
The interest rate type information is calculated using the Company’s corporate debt portfolio and excludes aviation, oil and gas, structured credit, renewables, shipping, commodities and investments on non-accrual status.

Since the initial public offering of Apollo Investment in April 2004 and through March 31, 2019, invested capital totaled $19.4 billion in 478 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 100 different financial sponsors.
Recent Developments
Effective April 4, 2019, the Company’s asset coverage ratio test was reduced from 200% to 150% as set forth in Section 61(a)(2) of the Investment Company Act of 1940, as amended by the Small Business Credit Availability Act (“SBCAA”).

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
As of March 31, 2019, $2.18 billion or 90.6% of the Company’s investments were classified as Level 3. The high proportion of Level 3 investments relative to our total investments is directly related to our investment philosophy and target portfolio, which consists primarily of long-term secured debt, as well as unsecured and mezzanine positions of private middle-market companies. A fundamental difference exists between our investments and those of comparable publicly traded fixed income investments, namely high-yield bonds, and this difference affects the valuation of our private investments relative to comparable publicly traded instruments.
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

6.
For Level 3 investments entered into within the last 15 business days of the current quarter-end period, the purchase price or any recent comparable trade activity on the security investment shall be considered to reasonably approximate the fair value of the investment, provided that no material change has since occurred in the issuer’s business, significant inputs or the relevant environment.

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides a valuation. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered in the valuation process of independent valuation firms. During the year ended March 31, 2019, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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
Results of Operations
For information regarding results of operations for the year ended March 31, 2017, see the Company's Form 10-K for the fiscal year ended March 31, 2018.

Operating results for the years ended March 31, 2019 and 2018 were as follows:

	Year Ended March 31,
(in millions)*	2019	2018
Investment Income
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$223.1	$213.1
Dividend income	15.3	19.7
PIK interest income	8.6	20.2
Other income	8.1	6.2
Total investment income	$255.1	$259.3
Expenses
Management and performance-based incentive fees, net of amounts waived	$51.4	$56.9
Interest and other debt expenses, net of reimbursements	58.0	52.7
Administrative services expense, net of reimbursements	6.5	6.7
Other general and administrative expenses	11.4	9.6
Net Expenses	$127.3	$125.9
Net Investment Income	$127.8	$133.4
Net Realized and Change in Unrealized Gains (Losses)
Net realized losses	$(50.0)	$(258.1)
Net change in unrealized losses	(5.8)	211.8
Net Realized and Change in Unrealized Losses	$(55.8)	$(46.4)
Net Increase (Decrease) in Net Assets Resulting from Operations	$72.0	$87.0

Net Investment Income on Per Average Share Basis (1)	$1.81	$1.83
Earnings per share — basic (1)	$1.02	$1.19
____________________

*	Totals may not foot due to rounding.

(1)	Based on the weighted average number of shares outstanding for the period presented.
Total Investment Income
For the year ended March 31, 2019 as compared to the year ended March 31, 2018
The decrease in total investment income for the year ended March 31, 2019 compared to the year ended March 31, 2018 was primarily driven by the decrease in dividend income of $4.4 million and the decrease in total interest income (including PIK) of $1.7 million. The decrease in dividend income was due to the sales of structured products investments (Ivy Hill Middle Market Credit Fund IX, Ltd. and Ivy Hill Middle Market Credit Fund X, Ltd.) and a decrease of $3.0 million in dividends from Merx Aviation Finance, LLC, from $12.4 million for the year ended March 31, 2018 to $9.4 million for the year ended March 31, 2019. The decrease in total interest income (including PIK) was primarily due to a decrease in prepayment fees and income recognized from the acceleration of discount, premium, or deferred fees on repaid investments which totaled $8.4 million and $13.3 million for the year ended March 31, 2019 and year ended March 31, 2018, respectively. This was partially offset by an increase in the income-bearing investment portfolio. Furthermore, there was an increase in other income of $1.9 million due to higher bridge fees and structuring fees, partially offset by lower amendment fees.

Net Expenses
For the year ended March 31, 2019 as compared to the year ended March 31, 2018
The increase in net expenses for the year ended March 31, 2019 compared to the year ended March 31, 2018 was primarily due to the increase in interest and other debt expenses of $5.3 million due to the change in the average debt outstanding and net leverage from $0.90 billion and 0.57x, respectively during the year ended March 31, 2018, to $0.99 billion and 0.83x, respectively during the year ended March 31, 2019. Furthermore, the weighted average interest cost increased from 5.28% for the year ended March 31, 2018 to 5.31% for the year ended March 31, 2019. The increase of $1.8 million in other general and administrative expenses was due to an increase in legal fees from $4.0 million for the year ended March 31, 2018 to $5.2 million for the year ended March 31, 2019. The increase in net expenses was partially offset by a decrease in management and performance-based incentive fees (net of amounts waived) of $5.5 million which was due to lower performance based incentive fee expenses (net of amounts waived) of $15.6 million for the year ended March 31, 2019 from $21.0 million for the year ended March 31, 2018. Performance based incentive fees for the year ended March 31, 2019 were lower as a total return based fee became effective January 1, 2019 and no performance based incentive fees was accrued from January 1, 2019 to March 31, 2019.
Net Realized Gains (Losses)
During the year ended March 31, 2019, we recognized gross realized gains of $2.6 million and gross realized losses of $52.6 million, resulting in net realized losses of $50.0 million. Significant realized gains (losses) for the year ended March 31, 2019 are summarized below:

(in millions)	Net Realized Gain (Loss)
Renew Financial LLC (f/k/a Renewable Funding, LLC)	$2.0
WTI Crude Oil Call/Put Options	(30.0)
Accelerate Parent Corp. (American Tire)	(10.1)
Elements Behavioral Health, Inc.	(11.9)	*
____________________
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
Net Change in Unrealized Gains (Losses)
During the year ended March 31, 2019, we recognized gross unrealized gains of $66.5 million and gross unrealized losses of $72.3 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $5.8 million. Significant changes in unrealized gains (losses) for the year ended March 31, 2019 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
WTI Crude Oil Call/Put Options	$19.1
Elements Behavioral Health, Inc.	11.9
Merx Aviation Finance, LLC	11.9
Sprint Industrial Holdings, LLC.	5.8
Asset Repackaging Trust Six B.V. (Israel Electric)	3.3
AMP Solar Group, Inc.	1.2
MSEA Tankers LLC	1.1
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	(17.0)
Crowne Automotive	(7.1)
Renew Financial LLC (f/k/a Renewable Funding, LLC)	(6.6)
Dynamic Product Tankers (Prime), LLC	(6.3)
Solarplicity Group Limited (f/k/a AMP Solar UK)	(5.5)
Accelerate Parent Corp. (American Tire)	(2.6)
BioClinica Holding I, LP	(1.8)
LabVantage Solutions	(1.6)
Pelican	(1.6)
Niacet Corporation	(1.5)

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

Liquidity and Capital Resources
The Company’s liquidity and capital resources are generated and generally available through periodic follow-on equity and debt offerings, our Senior Secured Facility (as defined in Note 8 to the financial statements), our senior secured notes, our senior unsecured notes, investments in special purpose entities in which we hold and finance particular investments on a non-recourse basis, as well as from cash flows from operations, investment sales of liquid assets and repayments of senior and subordinated loans and income earned from investments. For liquidity and capital resources information for the year ended March 31, 2017, see the Company's Form 10-K for the fiscal year ended March 31, 2018.
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
Debt
See Note 8 to the financial statements for information on the Company’s debt.
The following table shows the contractual maturities of our debt obligations as of March 31, 2019:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$638.9	$—	$—	$638.9	$—
2025 Notes	350.0	—	—	—	350.0
2043 Notes	150.0	—	—	—	150.0
Total Debt Obligations	$1,138.9	$—	$—	$638.9	$500.0
____________________

(1)
As of March 31, 2019, aggregate lender commitments under the Senior Secured Facility totaled $1.64 billion and have $985.1 million of unused capacity. As of March 31, 2019, there were $16.0 million of letters of credit issued under the Senior Secured Facility as shown as part of total commitments in Note 10 to the financial statements.

Stockholders’ Equity
See Note 9 to the financial statements for information on the Company’s public offerings and share repurchase plans.
Distributions
Distributions paid to stockholders during the years ended March 31, 2019 and 2018 totaled $128.0 million ($1.80 per share) and $131.5 million ($1.80 per share), respectively. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. Although the tax character of distributions paid to stockholders through March 31, 2019 may include return of capital, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ended March 31, 2019. Tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the calendar year. Our quarterly distributions, if any, will be determined by our Board of Directors.

To maintain our RIC status, we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, at least annually, out of the assets legally available for distribution. Although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment. Currently, we have substantial net capital loss carryforwards and consequently do not expect to generate cumulative net capital gains in the foreseeable future.
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
PIK Income
For the years ended March 31, 2019 and 2018, PIK income totaled $8.6 million and $20.2 million on total investment income of $255.1 million and $259.3 million, respectively. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders annually in the form of distributions, even though the Company has not yet collected the cash. See Note 5 to the financial statements for more information on the Company’s PIK income.
Related Party Transactions
See Note 3 to the financial statements for information on the Company’s related party transactions.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. During the year ended March 31, 2019, many of the loans in our portfolio had floating interest rates. These loans are usually based on LIBOR and typically have durations of one to six months after which they reset to current market interest rates. The Company also has a Senior Secured Facility that is based on LIBOR rates.
The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of March 31, 2019, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income		Net Investment Income Per Share
Up 200 basis points	$14.2	million	$0.207
Up 100 basis points	7.4	million	0.107
Down 100 basis points	(7.3	) million	(0.106)
Down 200 basis points	(9.8	) million	(0.143)
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

Item 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2019. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2019 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of March 31, 2019 based on the criteria on Internal Control — Integrated Framework issued by COSO.
The effectiveness of the Company’s internal control over financial reporting as of March 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Apollo Investment Corporation:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of Apollo Investment Corporation as of March 31, 2019 and 2018, and the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended March 31, 2019, including the related notes (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended March 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Company’s financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of March 31, 2019 and 2018 by correspondence with the custodian, administrative agents and portfolio companies. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York
May 16, 2019

We have served as the Company’s auditor since 2004.

APOLLO INVESTMENT CORPORATION STATEMENTS OF ASSETS AND LIABILITIES (In thousands, except share and per share data)

	March 31, 2019	March 31, 2018

Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost — $1,654,322 and $1,471,492, respectively)	$1,627,406	$1,450,033
Non-controlled/affiliated investments (cost — $67,072 and $73,943, respectively)	49,681	68,954
Controlled investments (cost — $736,717 and $723,161, respectively)	731,045	729,060
Cash and cash equivalents	36,280	14,035
Foreign currencies (cost — $4,963 and $1,494, respectively)	4,909	1,298
Cash collateral on option contracts	—	5,016
Receivable for investments sold	336	2,190
Interest receivable	24,280	22,272
Dividends receivable	3,748	2,550
Deferred financing costs	19,776	14,137
Variation margin receivable	—	1,846
Prepaid expenses and other assets	336	419
Total Assets	$2,497,797	$2,311,810

Liabilities
Debt	$1,128,686	$789,846
Payable for investments purchased	677	41,827
Distributions payable	31,040	32,447
Management and performance-based incentive fees payable	8,880	16,585
Interest payable	5,818	5,310
Accrued administrative services expense	2,983	2,507
Other liabilities and accrued expenses	7,086	5,202
Total Liabilities	$1,185,170	$893,724
Commitments and contingencies (Note 10)
Net Assets	$1,312,627	$1,418,086

Net Assets
Common stock, $0.001 par value (400,000,000 shares authorized; 68,876,986 and 72,104,032 shares issued and outstanding, respectively)	$69	$72
Capital in excess of par value	2,155,836	2,636,651
Accumulated under-distributed (over-distributed) earnings	(843,278)	(1,218,637)
Net Assets	$1,312,627	$1,418,086

Net Asset Value Per Share	$19.06	$19.67

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF OPERATIONS (In thousands, except per share data)

	Year Ended March 31,
	2019	2018	2017
Investment Income
Non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$164,186	$157,076	$160,457
Dividend income	4	—	2,066
PIK interest income	3,365	7,176	7,824
Other income	8,135	6,548	4,551
Non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	—	266	1,914
Dividend income	1,198	2,528	14,485
PIK interest income	—	7,626	2,809
Other income	—	(306)	70
Controlled investments:
Interest income (excluding PIK interest income)	58,868	55,781	50,405
Dividend income	14,100	17,153	17,750
PIK interest income	5,220	5,439	17,531
Total Investment Income	$255,076	$259,287	$279,862
Expenses
Management fees	$35,733	$47,937	$52,934
Performance-based incentive fees	21,190	28,710	18,776
Interest and other debt expenses	58,319	53,039	59,765
Administrative services expense	6,772	6,915	7,513
Other general and administrative expenses	11,378	9,599	13,200
Total expenses	133,392	146,200	152,188
Management and performance-based incentive fees waived	(5,542)	(19,718)	(21,233)
Expense reimbursements	(523)	(582)	(336)
Net Expenses	$127,327	$125,900	$130,619
Net Investment Income	$127,749	$133,387	$149,243
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$(22,109)	$(96,498)	$(97,774)
Non-controlled/affiliated investments	2,007	(167,416)	50,014
Controlled investments	—	—	(2,173)
Option contracts	(29,995)	(4,275)	752
Credit default swaps	—	—	(878)
Foreign currency transactions	64	15,851	8,236
Extinguishment of debt	—	(5,790)	—
Net realized losses	(50,033)	(258,128)	(41,823)
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	(5,454)	86,870	134,198
Non-controlled/affiliated investments	(12,403)	173,674	(185,926)
Controlled investments	(11,571)	7,622	(55,689)
Option contracts	19,145	(19,145)	—
Foreign currency translations	4,513	(37,251)	18,367
Net change in unrealized losses	(5,770)	211,770	(89,050)
Net Realized and Change in Unrealized Losses	$(55,803)	$(46,358)	$(130,873)
Net Increase in Net Assets Resulting from Operations	$71,946	$87,029	$18,370
Earnings (Loss) Per Share — Basic	$1.02	$1.19	$0.25
See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF CHANGES IN NET ASSETS (In thousands, except share data)

	Year Ended March 31,
	2019	2018	2017
Operations
Net investment income	$127,749	$133,387	$149,243
Net realized losses	(50,033)	(258,128)	(41,823)
Net change in unrealized losses	(5,770)	211,770	(89,050)
Net Increase in Net Assets Resulting from Operations	$71,946	$87,029	$18,370

Distributions to Stockholders
Distribution of net investment income	$(112,042)	$(86,906)	$(76,950)
Distribution of return of capital	(14,533)	(44,088)	(67,286)
Net Decrease in Net Assets Resulting from Distributions to Stockholders	$(126,575)	$(130,994)	$(144,236)

Capital Share Transactions
Repurchase of common stock	$(50,830)	$(19,746)	$(37,918)
Net Decrease in Net Assets Resulting from Capital Share Transactions	$(50,830)	$(19,746)	$(37,918)

Net Assets
Net decrease in net assets during the period	$(105,459)	$(63,711)	$(163,784)
Net assets at beginning of period	1,418,086	1,481,797	1,645,581
Net Assets at End of Period	$1,312,627	$1,418,086	$1,481,797

Capital Share Activity
Shares repurchased during the period	(3,227,046)	(1,127,519)	(2,153,947)
Shares issued and outstanding at beginning of period	72,104,032	73,231,551	75,385,499
Shares Issued and Outstanding at End of Period	68,876,986	72,104,032	73,231,552

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF CASH FLOWS (In thousands)

	Year Ended March 31,
	2019	2018	2017
Operating Activities
Net increase (decrease) in net assets resulting from operations	$71,946	$87,029	$18,370
Net realized losses	50,033	258,128	41,823
Net change in unrealized losses	5,770	(211,770)	89,050
Net amortization of premiums and accretion of discounts on investments	(6,430)	(6,616)	(5,155)
Accretion of discount on notes	593	593	593
Amortization of deferred financing costs	4,842	4,739	5,625
Increase in gains/(losses) from foreign currency transactions	64	15,850	8,236
PIK interest and dividends capitalized	(6,412)	(14,616)	(33,389)
Changes in operating assets and liabilities:
Purchases of investments	(1,319,211)	(1,021,505)	(612,464)
Proceeds from sales and repayments of investments	1,083,139	1,181,545	1,122,057
Purchases of option contracts	—	(12,627)	(4,746)
Purchases of credit default swaps	—	—	(879)
Proceeds from option contracts	—	8,330	5,499
Net settlement of option contracts	(9,002)	(20,970)	—
Decrease (increase) in interest receivable	(2,012)	(5,199)	12,791
Decrease (increase) in dividends receivable	(1,198)	3,939	3,020
Decrease (increase) in prepaid expenses and other assets	83	294	8,810
Increase (decrease) in management and performance-based incentive fees payable	(7,705)	279	(14,818)
Increase (decrease) in interest payable	508	(2,009)	(125)
Increase (decrease) in accrued administrative services expense	476	257	235
Increase (decrease) in other liabilities and accrued expenses	1,884	(1,873)	(2,116)
Net Cash Provided by Operating Activities	$(132,632)	$263,798	$642,417
Financing Activities
Issuances of debt	$973,250	$1,123,983	$922,423
Payments of debt	(631,000)	(1,226,945)	(1,370,124)
Financing costs paid and deferred	(9,908)	(522)	(7,883)
Repurchase of common stock	(50,830)	(19,746)	(37,918)
Distributions paid	(127,980)	(131,502)	(156,513)
Net Cash Used in Financing Activities	$153,532	$(254,732)	$(650,015)

Cash, Cash Equivalents, Foreign Currencies and Collateral on Option Contracts
Net increase in cash, cash equivalents, foreign currencies and collateral on option contracts during the period	$20,900	$9,066	$(7,598)
Effect of foreign exchange rate changes on cash and cash equivalents	(60)	3	(27)
Cash, cash equivalents, foreign currencies and collateral on option contracts at beginning of period	20,349	11,280	18,905
Cash, Cash Equivalents, Foreign Currencies and Collateral on Option Contracts at the End of Period	$41,189	$20,349	$11,280

Supplemental Disclosure of Cash Flow Information
Cash interest paid	$52,436	$49,595	$53,693

Non-Cash Activity
PIK income	$8,585	$20,241	$28,164

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (29)	Fair Value (1) (30)
Advertising, Printing & Publishing
A-L Parent LLC	Second Lien Secured Debt	9.75% (1M L+725, 1.00% Floor)	12/02/24	$5,536	$5,496	$5,522	(10)
Simplifi Holdings, Inc.	First Lien Secured Debt	8.00% (1M L+550, 1.00% Floor)	09/28/22	25,363	24,948	25,110	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/28/22	2,400	(50)	(24)	(8)(9)(21)(23)
					24,898	25,086
Total Advertising, Printing & Publishing					$30,394	$30,608
Aerospace & Defense
Erickson Inc	First Lien Secured Debt - Revolver	10.09% (3M L+750, 1.00% Floor)	04/28/22	$27,169	$27,169	$26,558	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/28/22	11,381	(346)	(256)	(8)(9)(21)(23)
	First Lien Secured Debt - Letters of Credit	7.50%	04/21/19 - 10/01/22	6,449	—	(144)	(8)(9)(23)
					26,823	26,158
ILC Dover LP	Second Lien Secured Debt	11.38% (6M L+850, 1.00% Floor)	06/28/24	20,000	19,635	19,550
PAE Holding Corporation	Second Lien Secured Debt	12.00% (1M L+950, 1.00% Floor)	10/20/23	28,097	27,540	27,816	(10)
Total Aerospace & Defense					$73,998	$73,524
Automotive
Accelerate Parent Corp.	Common Equity/Interests - Common Stock	N/A	N/A	1,076 Shares	$1,714	$—	(13)(28)
Crowne Automotive
Vari-Form Group, LLC	First Lien Secured Debt	13.60% (3M L+11.00% (7.00% Cash plus 4.00% PIK), 1.00% Floor)	02/02/23	$6,196	5,766	960	(9)(13)(14)
Vari-Form Inc.	First Lien Secured Debt	13.60% (3M L+11.00% (7.00% Cash plus 4.00% PIK), 1.00% Floor)	02/02/23	2,110	2,604	327	(9)(13)(14)
					8,370	1,287
K&N Parent, Inc.	Second Lien Secured Debt	11.25% (1M L+875, 1.00% Floor)	10/21/24	23,764	23,428	22,991	(10)
Total Automotive					$33,512	$24,278
Aviation and Consumer Transport
Merx Aviation Finance, LLC (5)	First Lien Secured Debt - Revolver	12.00%	10/31/23	$371,200	$371,200	$371,200	(23)
	First Lien Secured Debt - Letter of Credit	2.25%	07/13/19	177	—	—	(23)
	Common Equity/Interests - Membership Interests	N/A	N/A	N/A	15,000	54,281
Total Aviation and Consumer Transport					$386,200	$425,481
Beverage, Food & Tobacco
Eagle Foods Family Group, LLC	First Lien Secured Debt	9.24% (3M L+650, 1.00% Floor)	06/14/24	$24,813	$24,571	$24,440	(9)
	First Lien Secured Debt - Unfunded Revolver	0.00% Unfunded	06/14/23	3,750	(35)	(56)	(8)(9)(21)(23)
					24,536	24,384
Florida Food Products
Florida Food Products, Inc.	First Lien Secured Debt	9.25% (1M L+675, 1.00% Floor)	09/08/25	23,171	22,639	22,940	(9)
Florida Food Products, LLC	First Lien Secured Debt - Revolver	9.25% (1M L+675, 1.00% Floor)	09/06/23	1,336	1,336	1,322	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/06/23	377	(38)	(4)	(8)(9)(21)(23)
					23,937	24,258

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (29)	Fair Value (1) (30)
TNT Crust LLC	First Lien Secured Debt	8.75% (1M L+625, 1.00% Floor)	11/06/23	9,083	8,916	8,992	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/06/23	1,626	(30)	(16)	(8)(9)(21)(23)
	Common Equity/Interests - Series A Units	N/A	N/A	244 Shares	244	323	(9)(13)
					9,130	9,299
Total Beverage, Food & Tobacco					$57,603	$57,941
Business Services
Access CIG, LLC	Second Lien Secured Debt	10.25% (1M L+775)	02/27/26	$15,900	$15,771	$15,741	(10)
Aero Operating LLC	First Lien Secured Debt	9.75% (1M L+725, 1.00% Floor)	12/29/22	37,040	36,325	36,669	(9)
	First Lien Secured Debt - Revolver	9.75% (1M L+725)	12/29/22	2,663	2,663	2,636	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	1.00% Unfunded	12/29/22	2,032	(90)	(20)	(8)(9)(21)(23)
	First Lien Secured Debt - Letter of Credit	7.25%	5/4/2019- 6/21/19	118	—	(1)	(8)(9)(23)
					38,898	39,284
Ambrosia Buyer Corp.	Second Lien Secured Debt	10.50% (1M L+ 800, 1.00% Floor)	08/28/25	21,429	20,999	20,975
Aptean, Inc.	Second Lien Secured Debt	12.11% (3M L+950, 1.00% Floor)	12/20/23	11,148	11,064	11,148	(10)
Claritas, LLC	First Lien Secured Debt	8.50% (1M L+600, 1.00% Floor)	12/21/23	3,944	3,905	3,905	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/21/23	1,031	(10)	(10)	(8)(9)(21)(23)
					3,895	3,895
Continuum Global Solutions, LLC	First Lien Secured Debt - Revolver	8.00% (1M L+550, 1.00% Floor)	02/15/22	6,219	6,219	6,095	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	02/15/22	4,550	(207)	(91)	(8)(9)(21)(23)
	Preferred Equity - Preferred Stock	N/A	N/A	620 Shares	62	62	(9)(13)
					6,074	6,066
CT Technologies Intermediate Holdings, Inc	First Lien Secured Debt	6.75% (1M L+425, 1.00% Floor)	12/01/21	4,460	3,853	3,897	(9)(10)
	Second Lien Secured Debt	11.50% (1M L+900, 1.00% Floor)	12/01/22	31,253	30,636	29,378	(9)
					34,489	33,275
Education Personnel	First Lien Secured Debt	5.60% (3M GBP L+475, 0.50% Floor)	08/31/24	£4,118	5,219	5,315	(9)(17)
	First Lien Secured Debt - Revolver	5.60% (3M GBP L+475, 0.50% Floor)	08/31/24	£1,471	1,864	1,898	(9)(17)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.66% Unfunded	08/31/24	£4,412	—	—	(9)(17)(21)(23)
					7,083	7,213
Electro Rent Corporation	Second Lien Secured Debt	11.60% (3M L+900, 1.00% Floor)	01/31/25	34,235	33,427	33,551	(9)
McLarens Global Ltd.
Margaux Acquisition Inc.	First Lien Secured Debt	8.18% (3M L+600, 1.00% Floor)	12/19/24	17,614	17,279	17,262	(9)
	First Lien Secured Debt	8.60% (3M L+600, 1.00% Floor)	12/19/24	1,373	1,373	1,345	(9)
	First Lien Secured Debt - Revolver	8.60% (3M L+600)	12/19/24	172	172	168	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/19/24	1,430	(31)	(29)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	12/19/24	4,461	(111)	(89)	(8)(9)(21)(23)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (29)	Fair Value (1) (30)
Margaux UK Finance Limited	First Lien Secured Debt	8.59% (3M L+600, 1.00% Floor)	12/19/24	£5,955	7,381	7,605	(9)(17)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/19/24	£541	(13)	(14)	(8)(9)(17)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	12/19/24	£1,353	(33)	(35)	(8)(9)(17)(21)(23)
					26,017	26,213
Ministry Brands, LLC	Second Lien Secured Debt	11.88% (1M L+925, 1.00% Floor)	06/02/23	10,000	9,902	10,050
Newscycle Solutions, Inc.	First Lien Secured Debt	9.50% (1M L+700, 1.00% Floor)	12/29/22	16,646	16,334	16,479	(9)
	First Lien Secured Debt - Revolver	9.50% (1M L+700, 1.00% Floor)	12/29/22	160	160	158	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/29/22	340	(9)	(3)	(8)(9)(21)(23)
					16,485	16,634
PSI Services, LLC	First Lien Secured Debt	7.50% (1M L+500, 1.00% Floor)	01/20/23	4,575	4,502	4,552	(9)
	First Lien Secured Debt - Revolver	7.48% (1M L+500, 1.00% Floor)	01/20/22	119	119	119	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	01/20/22	278	(6)	(1)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	01/20/22	£47	—	—	(8)(9)(21)(23)
	Second Lien Secured Debt	11.50% (1M L+900, 1.00% Floor)	01/20/24	37,893	37,117	37,925	(9)
					41,732	42,595
RA Outdoors, LLC	First Lien Secured Debt	7.25% (1M L+475, 1.00% Floor)	09/11/24	7,138	7,027	6,995	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/09/22	1,176	(17)	(24)	(8)(9)(21)(23)
	First Lien Secured Debt - Letter of Credit	4.75%	08/28/19	24	—	—	(8)(9)(23)
	Second Lien Secured Debt	11.25% (1M L+875, 1.00% Floor)	09/11/25	34,200	33,510	33,345	(9)
					40,520	40,316
STG-Fairway Acquisitions, Inc.	Second Lien Secured Debt	11.75% (1M L+925, 1.00% Floor)	06/30/23	15,000	14,800	14,325	(10)
TGG TS Acquisition Company	First Lien Secured Debt - Revolver	8.99% (1M L+650)	12/14/23	690	690	673	(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/14/23	1,060	—	(27)	(8)(21)(23)
					690	646
Transplace Holdings, Inc.	Second Lien Secured Debt	11.23% (1M L+875, 1.00% Floor)	10/06/25	8,599	8,422	8,448	(10)
U.S. Legal Support
USLS Acquisition, Inc.	First Lien Secured Debt	8.38% (3M L+575, 1.00% Floor)	12/02/24	20,049	19,670	19,658	(9)
	First Lien Secured Debt	8.35% (3M L+575, 1.00% Floor)	12/02/24	1,099	1,088	1,077	(9)
	First Lien Secured Debt - Revolver	8.38% (3M L+575)	12/02/24	536	536	526	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/02/24	986	(30)	(19)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	12/02/24	3,591	(44)	(70)	(8)(9)(21)(23)
	First Lien Secured Debt - Letter of Credit	5.75%	12/02/24	86	—	(1)	(8)(9)(23)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (29)	Fair Value (1) (30)
US Legal Support Investment Holdings, LLC	Common Equity/Interests - Series A-1 Units	N/A	N/A	602,978 Shares	603	696	(9)(13)
					21,823	21,867
Vertafore, Inc.	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/30/23	14,576	(1,467)	(1,531)	(8)(21)(23)
	First Lien Secured Debt - Letter of Credit	3.25%	01/17/20	424	—	(45)	(8)(23)
					(1,467)	(1,576)
Total Business Services					$350,624	$350,666
Chemicals, Plastics & Rubber
Carbon Free Chemicals
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)	First Lien Secured Debt	5.215% PIK	12/31/21	$50,305	$50,305	$47,806
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	12/31/21	2,911	—	—	(21)(23)
	Common Equity/Interests - Residual Interests	N/A	N/A	9,000,000 shares	9,000	—	(13)
Carbonfree Caustic SPE LLC	First Lien Secured Debt	5.00%	12/31/21	10,200	10,200	10,200
					69,505	58,006
Hare Bidco, Inc.	Second Lien Secured Debt	9.75% (3M E+875)	08/01/24	€13,574	14,465	14,937
Westfall Technik, Inc.	First Lien Secured Debt	7.85% (3M L+525, 1.00% Floor)	09/13/24	12,318	12,158	12,071	(9)
	First Lien Secured Debt - Revolver	7.69% (3M L+500, 1.00% Floor)	09/13/24	135	135	132	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/13/24	1,885	(37)	(38)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	09/13/24	3,140	(98)	(63)	(8)(9)(21)(23)
					12,158	12,102
Total Chemical, Plastics & Rubber					$96,128	$85,045
Construction & Building
Englert
Gutter Buyer, Inc.	First Lien Secured Debt	8.73% (1M L+625, 1.00% Floor)	03/06/25	$23,864	$23,274	$23,268	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/06/24	2,727	(67)	(68)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	03/06/25	3,409	(51)	(85)	(8)(9)(21)(23)
Gutter Holdings, LP	Common Equity/Interests - Common Stock	N/A	N/A	500 shares	500	478	(9)(13)
Total Construction & Building					$23,656	$23,593
Consumer Goods – Durable
Hayward Industries, Inc.	Second Lien Secured Debt	10.75% (1M L+825)	08/04/25	$21,918	$21,649	$21,589
KDC US Holdings	First Lien Secured Debt - Revolver	5.75% (1M L+325)	12/21/23	1,204	1,204	1,099	(23)
	First Lien Secured Debt - Unfunded Revolver	0.00% Unfunded	12/21/23	4,712	—	(409)	(8)(21)(23)
	First Lien Secured Debt - Letters of Credit	3.25%	12/31/19- 03/08/20	104	—	(9)	(8)(23)
					1,204	681
KLO Holdings
9357-5991 Quebec Inc.	First Lien Secured Debt	10.25% (1M L+775, 1.50% Floor)	04/07/22	8,763	8,697	8,282
KLO Acquisition LLC	First Lien Secured Debt	10.25% (1M L+775, 1.50% Floor)	04/07/22	5,073	5,035	4,795
					13,732	13,077

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)		Cost (29)	Fair Value (1) (30)
Project Comfort Buyer, Inc.	First Lien Secured Debt	9.81% (6M L+700, 1.00% Floor)	02/03/25		23,769	23,075	23,056	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	02/01/24		3,462	(100)	(104)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	02/03/25		2,308	(34)	(69)	(8)(9)(21)(23)
	Preferred Equity - Preferred Stock	N/A	N/A		461,538 Shares	462	462	(9)(13)
						23,403	23,345
Sorenson Holdings, LLC	Common Equity/Interests - Membership Interests	N/A	N/A		587 Shares	—	470	(10)(13)
Total Consumer Goods - Durable						$59,988	$59,162
Consumer Goods – Non-Durable
ABG Intermediate Holdings 2, LLC	Second Lien Secured Debt	10.25% (1M L+775, 1.00% Floor)	09/29/25		$7,371	$7,345	$7,298	(10)
BIG Buyer, LLC	First Lien Secured Debt	9.10% (3M L+650, 1.00% Floor)	11/20/23		29,264	28,503	28,970	(9)
	First Lien Secured Debt - Revolver	9.10% (3M L+650, 1.00% Floor)	11/20/23		271	271	268	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/20/23		1,535	(50)	(15)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	3.25% Unfunded	11/20/23		1,368	(75)	(14)	(8)(9)(21)(23)
						28,649	29,209
Lion Cashmere Midco Limited	First Lien Secured Debt	8.42% (6M L+575, 1.00% Floor)	03/21/25		13,053	12,825	12,694	(9)(17)
	First Lien Secured Debt - Revolver	7.92% (6M L+525, 1.00% Floor)	03/21/24		€225	256	246	(9)(17)(23)
	First Lien Secured Debt - Unfunded Revolver	1.84% Unfunded	03/21/24		€960	(23)	(30)	(8)(9)(17)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	2.01% Unfunded	03/21/25		€2,372	(47)	(73)	(8)(9)(17)(21)(23)
						13,011	12,837
Reddy Ice Corporation	First Lien Secured Debt	10.00% (1M L+750, 1.00% Floor)	06/30/23		31,316	30,917	31,026	(9)
	First Lien Secured Debt - Revolver	12.00% (P+650)	06/30/23		1,045	1,045	1,036	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/30/23		1,874	(37)	(17)	(8)(9)(21)(23)
	First Lien Secured Debt - Letter of Credit	4.50%	04/05/19		9,750	—	(90)	(8)(9)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	06/30/23		2,681	(11)	(25)	(8)(9)(21)(23)
						31,914	31,930
Sequential Brands Group, Inc.	Second Lien Secured Debt	11.24% (1M L+875)	02/07/24		13,052	12,947	12,919	(17)
Total Consumer Goods - Non-Durable						$93,866	$94,193
Consumer Services
1A Smart Start LLC	Second Lien Secured Debt	10.75% (1M L+825, 1.00% Floor)	08/22/22		$25,100	$24,734	$24,708
Nemo (BC) Bidco Pty Ltd	First Lien Secured Debt	7.65% (1M BBSW+575, 1.00% Floor)	04/06/24	A$	6,768	4,909	4,712	(17)
	First Lien Secured Debt - Unfunded Delayed Draw	2.59% Unfunded	04/06/24	A$	232	(9)	(2)	(8)(17)(21)(23)
						4,900	4,710
Pinstripe Holdings, LLC	First Lien Secured Debt	8.50% (2M L+600)	01/17/25		7,000	6,864	6,895
Tidewater Consumer Receivables, LLC	First Lien Secured Debt	8.25% (1M L+575)	12/28/23		11,333	11,226	11,220	(9)(17)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (29)	Fair Value (1) (30)
	First Lien Secured Debt - Revolver	8.25% (1M L+575)	12/28/23	792	792	784	(9)(17)(23)
	First Lien Secured Debt - Unfunded Revolver	0.00% Unfunded	12/28/23	1,542	(11)	(8)	(8)(9)(17)(21)(23)
					12,007	11,996
Total Consumer Services					$48,505	$48,309
Containers, Packaging & Glass
Sprint Industrial Holdings, LLC	Second Lien Secured Debt	13.5% PIK	11/14/19	$21,782	$18,107	$15,912	(13)(14)
	Common Equity/Interests - Warrants	N/A	N/A	7,341 Warrants	—	—	(13)(26)
					18,107	15,912
TricorBraun Holdings, Inc.	First Lien Secured Debt - Revolver	7.75% (P+225)	11/30/21	1,628	1,628	1,630	(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/30/21	3,998	(270)	—	(21)(23)
					1,358	1,630
Total Containers, Packaging & Glass					$19,465	$17,542
Diversified Investment Vehicles, Banking, Finance, Real Estate
Alera Group Intermediate Holdings	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	08/01/25	$28,000	$(242)	$(252)	(8)(21)(23)
Exeter Property Group, LLC	First Lien Secured Debt	7.00% (1M L+450)	08/28/24	4,808	4,737	4,736	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/28/24	192	(3)	(3)	(8)(9)(21)(23)
					4,734	4,733
Flock SPV I, LLC	First Lien Secured Debt	9.00% (1M L+650)	08/30/22	9,333	9,265	9,251	(9)(17)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/30/22	1,333	(11)	(12)	(8)(9)(17)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	08/30/22	9,333	(91)	(83)	(8)(9)(17)(21)(23)
					9,163	9,156
Golden Bear 2016-R, LLC (4)	Structured Products and Other - Membership Interests	N/A	09/20/42	—	16,645	12,936	(3)(17)
Mayfield Agency Borrower Inc.	Second Lien Secured Debt	11.00% (1M L+850)	03/02/26	5,000	4,935	4,913	(10)
Purchasing Power, LLC	First Lien Secured Debt	8.00% (1M L+550)	05/09/19	17,100	17,099	17,087	(9)
	First Lien Secured Debt - Revolver	7.99% (1M L+550)	05/09/19	3,000	2,998	2,998	(9)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	05/09/19	9,900	(14)	(7)	(8)(9)(21)(23)
					20,083	20,078
Taupo River II, LLC	First Lien Secured Debt	7.84% (3M L+525, 1.00% Floor)	06/08/20	14,000	13,956	13,955	(9)(17)
Ten-X, LLC	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/29/22	4,680	(295)	(310)	(8)(21)(23)
Total Diversified Investment Vehicles, Banking, Finance, Real Estate					$68,979	$65,209
Energy – Electricity
AMP Solar Group, Inc. (4)	Common Equity/Interests - Class A Common Unit	N/A	N/A	243,646 Shares	$10,000	$6,236	(13)(17)
Renew Financial
AIC SPV Holdings II, LLC (4)	Preferred Equity - Preferred Stock	N/A	N/A	143 Shares	534	440	(17)(15)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)		Cost (29)	Fair Value (1) (30)
Renew Financial LLC (f/k/a Renewable Funding, LLC) (4)	Preferred Equity - Series B Preferred Stock	N/A	N/A		1,505,868 Shares	8,343	14,573	(13)
	Preferred Equity - Series D Preferred Stock	N/A	N/A		436,689 Shares	5,568	5,890	(13)
Renew JV LLC (4)	Common Equity/Interests - Membership Interests	N/A	N/A		N/A	1,796	2,296	(13)(17)
						16,241	23,199
Solarplicity Group
Solarplicity Group Limited (4)	First Lien Secured Debt	N/A	11/30/22		£4,331	5,811	1,990	(3)(17)
Solarplicity UK Holdings Limited	First Lien Secured Debt	4.00%	03/08/23		£5,562	7,637	7,173	(17)
	Preferred Equity - Preferred Stock	N/A	N/A		4,286 Shares	5,861	4,922	(2)(13)(17)
	Common Equity/Interests - Ordinary Shares	N/A	N/A		2,825 Shares	4	223	(2)(13)(17)
						19,313	14,308
Total Energy – Electricity						$45,554	$43,743
Energy – Oil & Gas
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.) (5)	First Lien Secured Debt	8.00% Cash (10.00% PIK Toggle)	03/29/20		$9,000	$9,000	$9,000
	Second Lien Secured Debt	10.00% PIK Toggle (8.00% Cash)	03/29/21		33,705	33,705	33,705
	Common Equity/Interests - Common Stock	N/A	N/A		5,000,000 Shares	30,078	3,346	(13)
						72,783	46,051
Pelican Energy, LLC (4)	Common Equity/Interests - Membership Interests	N/A	N/A		1,444 Shares	18,375	5,320	(13)(16)(17)
SHD Oil & Gas, LLC (5)	First Lien Secured Debt - Tranche C Note	12.00%	03/31/20		20,400	20,400	21,012
	First Lien Secured Debt - Tranche A Note	4.00%	03/31/20		45,457	45,457	46,821
	First Lien Secured Debt - Tranche B Note	3.00% PIK	03/31/20		81,956	44,380	39,432	(13)(14)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	03/31/20		1,600	—	—	(21)(23)
	Common Equity/Interests - Series A Units	N/A	N/A		7,600,000 Shares	1,411	—	(13)(16)
						111,648	107,265
Total Energy – Oil & Gas						$202,806	$158,636
Food & Grocery
Bumble Bee Foods
Bumble Bee Holdings, Inc.	First Lien Secured Debt	10.64% (3M L+800, 1.00% Floor)	08/15/23		$15,351	$15,110	$14,890
Connors Bros Clover Leaf Seafoods Company	First Lien Secured Debt	10.64% (3M L+800, 1.00% Floor)	08/15/23		4,349	4,281	4,219
						19,391	19,109
Grocery Outlet, Inc.	Second Lien Secured Debt	9.85% (3M L+725)	10/22/26		10,500	10,400	10,474	(10)
Total Food & Grocery						$29,791	$29,583
Healthcare & Pharmaceuticals
Altasciences
9360-1367 Quebec Inc.	First Lien Secured Debt	8.49% (3M L+625, 1.00% Floor)	06/09/23	C$	2,394	$1,755	$1,725	(9)(17)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (29)	Fair Value (1) (30)
	First Lien Secured Debt	8.88% (3M L+625, 1.00% Floor)	06/09/23	$2,870	2,824	2,762	(9)(17)
Altasciences US Acquisition, Inc.	First Lien Secured Debt	8.88% (3M L+625, 1.00% Floor)	06/09/23	5,182	5,101	4,988	(9)
	First Lien Secured Debt	8.85% (3M L+625, 1.00% Floor)	06/09/23	922	922	887	(9)
	First Lien Secured Debt - Revolver	8.86% (3M L+625, 1.00% Floor)	06/09/23	535	535	515	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.25% Unfunded	06/09/23	891	(22)	(33)	(8)(9)(21)(23)(27)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	06/09/23	1,929	(25)	(72)	(8)(9)(21)(23)(27)
					11,090	10,772
Amerivet Partners Management, Inc.	First Lien Secured Debt	8.25% (1M L+575, 1.00% Floor)	06/05/24	14,372	14,145	14,046	(9)
	First Lien Secured Debt	10.25% (P+475)	06/05/24	1,635	1,619	1,598	(9)
	First Lien Secured Debt - Revolver	10.25% (P+475)	06/05/24	81	81	79	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/05/24	725	(17)	(16)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	06/05/24	10,141	(214)	(230)	(8)(9)(21)(23)
					15,614	15,477
Analogic Corporation	First Lien Secured Debt	8.50% (1M L+600, 1.00% Floor)	06/22/24	27,254	26,661	26,982	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/22/23	2,609	(55)	(26)	(8)(9)(21)(23)
					26,606	26,956
Aptevo Therapeutics Inc.	First Lien Secured Debt	10.10% (1M L+760, 0.50% Floor)	02/01/23	8,571	8,730	8,521	(9)
Argon Medical Devices Holdings, Inc.	Second Lien Secured Debt	10.50% (1M L+800, 1.00% Floor)	01/23/26	19,600	19,516	19,306	(10)
AVG Intermediate Holdings LLC	First Lien Secured Debt	12.50% (P+700)	02/08/24	15,000	14,672	14,651	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	02/08/24	14,500	(317)	(338)	(8)(9)(21)(23)
					14,355	14,313
BioClinica Holding I, LP	Second Lien Secured Debt	11.00% (3M L+825, 1.00% Floor)	10/21/24	24,612	24,251	22,151	(10)
Cerus Corporation	First Lien Secured Debt	7.95% (1M L+545, 1.80% Floor)	03/01/24	12,000	11,940	11,940	(9)(17)
	First Lien Secured Debt - Unfunded Revolver	0.00% Unfunded	03/01/24	500	(1)	(4)	(8)(9)(17)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	03/01/24	9,000	(44)	(46)	(8)(9)(17)(21)(23)
					11,895	11,890
Emmes Corporation
Emmes Blocker, Inc.	Common Equity/Interests - Common Stock	N/A	N/A	306 Shares	306	306	(9)(13)
The Emmes Company, LLC	First Lien Secured Debt	8.00% (1M L+550, 1.00% Floor)	03/03/25	12,245	12,064	11,939	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/03/25	2,449	(36)	(61)	(8)(9)(21)(23)
					12,334	12,184
Genesis Healthcare, Inc.	First Lien Secured Debt	8.59% (3M L+600, 0.50% Floor)	03/06/23	25,000	24,705	24,713	(9)
	First Lien Secured Debt	13.59% (3M L+1100, 1.00% Floor)	03/06/23	9,130	8,987	9,026	(9)
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (29)	Fair Value (1) (30)
	First Lien Secured Debt - Revolver	8.59% (3M L+600, 0.50% Floor)	03/06/23	11,077	11,077	10,953	(9)(23)
	First Lien Secured Debt - Revolver	5.84% (3M L+325, 0.50% Floor)	03/06/23	9,030	9,030	8,928	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/06/23	36,097	(556)	(404)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	02/02/20	4,666	(161)	(52)	(8)(9)(21)(23)
					53,082	53,164
Lanai Holdings III, Inc.	Second Lien Secured Debt	11.24% (3M L+850, 1.00% Floor)	08/28/23	17,391	17,064	15,652	(10)
LSCS Holdings, Inc	Second Lien Secured Debt	10.83% (2M L+825)	03/16/26	19,818	19,415	19,718
Maxor National Pharmacy Services, LLC	First Lien Secured Debt	8.60% (3M L+600, 1.00% Floor)	11/22/23	24,732	24,257	24,278	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/22/22	1,558	(28)	(28)	(8)(9)(21)(23)
					24,229	24,250
Partner Therapeutics, Inc	First Lien Secured Debt	9.15% (1M L+665, 1.00% Floor)	01/01/23	10,000	9,859	9,785	(9)
	Preferred Equity - Preferred Stock	N/A	N/A	55,556 Shares	333	333	(9)
	Common Equity/Interests - Warrants	N/A	N/A	33,333 Warrants	135	93	(9)(13)
					10,327	10,211
PHS Buyer, Inc.	First Lien Secured Debt	7.99% (3M L+525, 1.00% Floor)	01/31/25	13,000	12,716	12,708	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	01/31/25	2,000	(44)	(45)	(8)(9)(21)(23)
					12,672	12,663
ProPharma Group Intermediate, LLC	First Lien Secured Debt	8.50% (1M L+600, 0.50% Floor)	07/12/23	11,062	10,957	10,951
	First Lien Secured Debt	8.50% (1M L+600, 0.50% Floor)	01/13/20	412	410	408
	First Lien Secured Debt	8.50% (1M L+600, 0.50% Floor)	07/12/23	€6,422	7,253	7,138
	First Lien Secured Debt	8.50% (1M L+600, 0.50% Floor)	07/12/23	£1,878	2,439	2,423
	First Lien Secured Debt	8.50% (1M L+600, 0.50% Floor)	01/13/20	£2,389	3,111	3,082
	First Lien Secured Debt - Revolver	8.48% (1M L+600, 0.50% Floor)	07/12/23	757	757	750	(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	07/12/23	275	(10)	(3)	(8)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	01/13/20	1	(1)	(4)	(8)(21)(23)
					24,916	24,745
PTC Therapeutics, Inc	First Lien Secured Debt	8.65% (1M L+615, 1.00% Floor)	05/01/21	12,666	12,633	12,792	(9)(17)
RiteDose Holdings I, Inc.	First Lien Secured Debt	9.09% (3M L+650, 1.00% Floor)	09/13/23	14,813	14,454	14,377	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/13/22	2,000	(45)	(51)	(8)(9)(21)(23)
					14,409	14,326
Teladoc, Inc.	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	07/14/20	1,306	(29)	—	(17)(21)(23)
	First Lien Secured Debt - Letters of Credit	7.25%	04/12/19- 05/15/20	360	—	—	(17)(23)
					(29)	—
TherapeuticsMD, Inc.	First Lien Secured Debt	10.25% (1M L+775, 1.50% Floor)	05/01/23	22,500	22,459	22,275	(9)(17)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	05/01/23	37,500	(313)	(375)	(8)(9)(17)(21)(23)
					22,146	21,900

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (29)	Fair Value (1) (30)
Wright Medical Group, Inc.	First Lien Secured Debt	10.35% (1M L+785, 1.00% Floor)	12/23/21	6,666	6,565	6,666	(9)(17)
	First Lien Secured Debt - Revolver	6.75% (1M L+425, 0.75% Floor)	12/23/21	7,666	7,666	7,590	(9)(17)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/23/21	50,667	(354)	(507)	(8)(9)(17)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	12/23/21	11,667	(100)	—	(9)(17)(21)(23)
					13,777	13,749
Total Healthcare & Pharmaceuticals					$369,032	$364,740
High Tech Industries
API Healthcare Holding Corporation	First Lien Secured Debt - Unfunded Revolver	1.00% Unfunded	02/11/22	$5,000	$(96)	$—	(9)(21)(23)
ChargePoint, Inc.	First Lien Secured Debt	9.05% (1M L+655, 1.25% Floor)	06/01/23	10,500	10,410	10,422	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	06/01/23	3,000	(26)	—	(9)(21)(23)
					10,384	10,422
ChyronHego Corporation	First Lien Secured Debt	7.43% (3M L+643, 1.00% Floor)	03/09/20	34,346	34,200	32,286	(18)
DigiCert Holdings, Inc.	Second Lien Secured Debt	10.50% (1M L+800, 1.00% Floor)	10/31/25	12,157	12,107	11,998	(10)
FiscalNote, Inc.	First Lien Secured Debt	10.50% (1M L+800, 1.00% Floor)	08/21/23	28,125	27,446	27,352	(9)
	First Lien Secured Debt - Revolver	10.50% (1M L+800, 1.00% Floor)	08/21/23	1,313	1,313	1,276	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/21/23	1,313	(63)	(36)	(8)(9)(21)(23)
	Preferred Equity - Series F Preferred Stock	N/A	N/A	259,565 Shares	1,500	1,500	(9)
					30,196	30,092
International Cruise & Excursion Gallery, Inc.	First Lien Secured Debt	7.75% (1M L+525, 1.00% Floor)	06/06/25	14,888	14,622	14,776
LabVantage Solutions
LabVantage Solutions Inc.	First Lien Secured Debt	10.00% (1M L+750, 1.00% Floor)	12/29/20	11,543	11,411	11,428
LabVantage Solutions Limited	First Lien Secured Debt	8.50% (E+750, 1.00% Floor)	12/29/20	€11,630	12,373	12,928	(17)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/29/20	€3,435	(36)	(39)	(8)(17)(21)(23)
					12,337	12,889
Magnate Holding Corp.	First Lien Secured Debt	8.60% (3M L+600, 1.00% Floor)	12/16/24	16,670	16,433	16,430	(9)(17)
	First Lien Secured Debt - Revolver	7.60% (3M L+500, 1.00% Floor)	12/14/23	1,857	1,857	1,830	(9)(17)(23)
	First Lien Secured Debt - Unfunded Revolver	1.75% Unfunded	12/14/23	1,473	(47)	(21)	(8)(9)(17)(21)(23)
					18,243	18,239
Omnitracs, LLC	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/23/23	3,750	(268)	(338)	(8)(21)(23)
Sirsi Corporation	First Lien Secured Debt	7.23% (1M L+475, 1.00% Floor)	03/15/24	7,071	6,966	6,965	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/15/24	429	(6)	(6)	(8)(9)(21)(23)
					6,960	6,959
Telestream Holdings Corporation	First Lien Secured Debt	7.61% (6M L+645, 1.00% Floor)	03/24/22	35,980	35,754	35,261	(18)
Tibco Software Inc.	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/05/19	6,000	(8)	(450)	(8)(21)(23)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (29)	Fair Value (1) (30)
ZPower, LLC	First Lien Secured Debt	10.25% (1M L+775, 1.00% Floor)	07/01/22	6,666	6,711	6,617	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	07/01/22	1,667	(6)	(13)	(8)(9)(21)(23)
	Common Equity/Interests - Warrants	N/A	N/A	29,630 Warrants	48	57	(9)(13)
					6,753	6,661
Total High Tech Industries					$192,595	$190,223
Hotel, Gaming, Leisure, Restaurants
GFRC Holdings LLC	First Lien Secured Debt	10.63% (3M L+800 Cash (L+800 PIK Toggle), 1.50% Floor)	02/01/22	$2,500	$2,500	$2,500
Total Hotel, Gaming, Leisure, Restaurants					$2,500	$2,500
Manufacturing, Capital Equipment
AVAD
AVAD Canada Ltd.	First Lien Secured Debt - Revolver	6.50% (1M L+400, 1.00% Floor)	10/2/23	$636	636	626	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	10/2/23	364	(18)	(6)	(8)(9)(21)(23)
AVAD, LLC	First Lien Secured Debt	10.25% (1M L+775, 1.00% Floor)	10/2/23	9,653	9,476	9,457	(9)
	First Lien Secured Debt - Revolver	6.50% (1M L+400, 1.00% Floor)	10/2/23	11,650	11,650	11,461	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	10/2/23	4,016	(282)	(65)	(8)(9)(21)(23)
					21,462	21,473
MedPlast Holdings Inc.	Second Lien Secured Debt	10.35% (3M L+775)	07/02/26	8,000	7,927	8,000	(10)
Total Manufacturing, Capital Equipment					$29,389	$29,473
Media – Diversified & Production
SESAC Holdco II LLC	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	02/23/22	$587	$(31)	$(44)	(8)(10)(21)(23)
	Second Lien Secured Debt	9.75% (1M L+725, 1.00% Floor)	02/24/25	3,241	3,217	3,217	(10)
					3,186	3,173
Sonar Entertainment, Inc.	First Lien Secured Debt	10.10% (1M L+760, 1.25% Floor)	11/15/21	9,267	9,125	9,104	(9)
	First Lien Secured Debt - Revolver	10.10% (1M L+760, 1.25% Floor)	11/15/21	5,856	5,856	5,753	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/15/21	16,975	(349)	(297)	(8)(9)(21)(23)
					14,632	14,560
Total Media – Diversified & Production					$17,818	$17,733
Metals & Mining
Magnetation, LLC	First Lien Secured Debt	10.60% (3M L+800 Cash (PIK Toggle))	12/31/19	$1,225	$1,146	$221	(13)(14)
Total Metals & Mining					$1,146	$221
Telecommunications
IPC Corporation	First Lien Secured Debt	7.76% (3M L+500, 1.00% Floor)	08/06/21	$10,000	$9,928	$8,888	(9)
Securus Technologies Holdings, Inc.	Second Lien Secured Debt	10.75% (1M L+825, 1.00% Floor)	11/01/25	12,878	12,772	12,653	(10)
Total Telecommunications					$22,700	$21,541
Transportation – Cargo, Distribution
Dynamic Product Tankers, LLC (5)	First Lien Secured Debt	9.60% (3M L+700)	06/30/23	$42,000	41,830	42,000	(17)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (29)	Fair Value (1) (30)
	First Lien Secured Debt - Letters of Credit	2.25%	09/20/19 - 03/31/21	6,050	—	—	(17)(23)
	Common Equity/Interests - Class A Units	N/A	N/A	N/A	49,806	36,879	(17)(24)
					91,636	78,879
MSEA Tankers LLC (5)	Common Equity/Interests - Class A Units	N/A	N/A	N/A	74,450	73,369	(17)(25)
PT Intermediate Holdings III, LLC	Second Lien Secured Debt	10.60% (3M L+800, 1.00% Floor)	12/08/25	9,375	9,296	9,281
Total Transportation – Cargo, Distribution					$175,382	$161,529
Utilities – Electric
Asset Repackaging Trust Six B.V.	Structured Products and Other	12.05%	05/18/27	$58,411	$26,480	$32,659	(11)(17)(19)
Total Utilities – Electric					$26,480	$32,659
Total Investments before Cash Equivalents and Option Contracts					$2,458,111	$2,408,132
J.P. Morgan U.S. Government Money Market Fund	N/A	N/A	N/A	$36,280	$36,280	$36,280	(22)
Total Investments after Cash Equivalents					$2,494,391	$2,444,412	(6)(7)
____________________

(1)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (See Note 2 to the financial statements).

(2)	Preferred and ordinary shares in Solarplicity UK Holdings Limited are GBP denominated equity investments.

(3)
Denotes investments in which the Company owns greater than 25% of the equity, where the governing documents of each entity preclude the Company from exercising a controlling influence over the management or policies of such entity. The Company does not have the right to elect or appoint more than 25% of the directors or another party has the right to elect or appoint more directors than the Company and has the right to appoint certain members of senior management. Therefore, the Company has determined that these entities are not controlled affiliates. As of March 31, 2019, we had a 100% and 28% equity ownership interest in Golden Bear 2016-R, LLC and Solarplicity Group Limited, respectively. Equity ownership in Solarplicity Group Limited was written off as it was deemed worthless.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2019
(In thousands, except share data)

(4)
Denotes investments in which we are an “Affiliated Person,” as defined in the 1940 Act, due to holding the power to vote or owning 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of March 31, 2018 and March 31, 2019 along with transactions during the year ended March 31, 2019 in these affiliated investments are as follows:

Name of Issuer	Fair Value at March 31, 2018	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at March 31, 2019	Net Realized Gains (Losses)	Interest/Dividend/Other Income
AIC SPV Holdings II, LLC, Preferred Stock	$925	$534	$(534)	$(485)	$440	$—	$81
AMP Solar Group, Inc., Class A Common Unit	5,051	—	—	1,185	6,236	—	—
Golden Bear 2016-R, LLC, Membership Interests	14,147	140	—	(1,351)	12,936	—	1,117
Pelican Energy, LLC, Membership Interests	12,946	—	(6,066)	(1,560)	5,320	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series B Preferred Stock	19,035	—	—	(4,462)	14,573	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series D Preferred Stock	6,676	—	—	(786)	5,890	—	—
Renew JV LLC, Membership Interests	4,111	839	(1,783)	(871)	2,296	2,007	—
Solarplicity Group Limited, First Lien Term Loan	6,063	—	—	(4,073)	1,990	—	—
	$68,954	$1,513	$(8,383)	$(12,403)	$49,681	$2,007	$1,198
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

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2019
(In thousands, except share data)

(5)
Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Fair value as of March 31, 2018 and March 31, 2019 along with transactions during the year ended March 31, 2019 in these controlled investments are as follows:

Name of Issuer	Fair Value at March 31, 2018	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at March 31, 2019	Net Realized Gains (Losses)	Interest/Dividend/Other Income
Dynamic Product Tankers, LLC, First Lien Term Loan	$42,000	$40	$—	$(40)	$42,000	$—	$4,045
Dynamic Product Tankers, LLC, Letters of Credit	—	—	—	—	—	—	16
Dynamic Product Tankers, LLC, Class A Units	41,479	1,700	—	(6,300)	36,879	—	—
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), First Lien Term Loan	15,000	—	(6,000)	—	9,000	—	1,051
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Second Lien Term Loan	30,510	3,195	—	—	33,705	—	3,246
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Common Stock	20,303	—	—	(16,957)	3,346	—	—
Merx Aviation Finance, LLC, Revolver	359,800	96,000	(84,600)	—	371,200	—	48,180
Merx Aviation Finance, LLC, Membership Interests	42,381	—	—	11,900	54,281	—	9,400
MSEA Tankers LLC, Class A Units	72,256	—	—	1,113	73,369	—	4,700
SHD Oil & Gas, LLC, Tranche A Note	44,739	2,021	—	61	46,821	—	5,163
SHD Oil & Gas, LLC, Tranche B Note	40,816	—	—	(1,384)	39,432	—	—
SHD Oil & Gas, LLC, Tranche C Note	19,776	1,200	—	36	21,012	—	2,387
	$729,060	$104,156	$(90,600)	$(11,571)	$731,045	$—	$78,188
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

As of March 31, 2019, the Company had a 85%, 47%, 100%, 98% and 38% equity ownership interest in Dynamic Product Tankers, LLC; Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.); Merx Aviation Finance, LLC; MSEA Tankers, LLC; and SHD Oil & Gas, LLC (f/k/a Spotted Hawk Development LLC), respectively.

(6)	Aggregate gross unrealized gain and loss for federal income tax purposes is $126,359 and $186,864, respectively. Net unrealized loss is $60,504 based on a tax cost of $2,504,916.

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

(12)	Par amount is denominated in USD unless otherwise noted, Euro (“€”), British Pound (“£”), Canadian Dollar (“C$”), and Australian Dollar (“A$”) .

(13)	Non-income producing security.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2019
(In thousands, except share data)

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

(17)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of March 31, 2019, non-qualifying assets represented approximately 16.25% of the total assets of the Company.

(18)	In addition to the interest earned based on the stated rate of this loan, the Company may be entitled to receive additional interest as a result of its arrangement with other lenders in a syndication.

(19)	This investment represents a leveraged subordinated interest in a trust that holds one foreign currency denominated bond and a derivative instrument.

(20)
Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread. The borrower has an option to choose the benchmark rate, such as the London Interbank Offered Rate (“LIBOR”), the Euro Interbank Offered Rate (“EURIBOR”), the federal funds rate or the prime rate. The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates (1M L, 2M L, 3M L or 6M L, respectively), and EURIBOR loans are typically indexed to 90-day EURIBOR rates (3M E), at the borrower’s option. LIBOR and EURIBOR loans may be subject to interest floors. As of March 31, 2019, rates for 1M L, 2M L, 3M L, 6M L, 1M E, 3M E, 1M BBSW, 3M BBSW, 3M GBP L and Prime are 2.49%, 2.56%, 2.60%, 2.66%, (0.42%), (0.35%), 1.80%, 1.77%, 0.84%, and 5.50%, respectively.

(21)	The rates associated with these undrawn committed revolvers and delayed draw term loans represent rates for commitment and unused fees.

(22)	This security is included in the Cash and Cash Equivalents on the Statements of Assets and Liabilities.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2019
(In thousands, except share data)

(23)
As of March 31, 2019, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 10 to the financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Portfolio Company	Total Commitment	Drawn Commitment	Letters of Credit	Undrawn Commitment
Aero Operating LLC	$4,813	$2,663	$118	$2,032
Alera Group Intermediate Holdings	28,000	—	—	28,000
Altasciences US Acquistion, Inc.	3,355	535	—	2,820
Amerivet Partners Management, Inc.	10,947	81	—	10,866
Analogic Corporation	2,609	—	—	2,609
API Healthcare Holding Corporation	5,000	—	—	5,000
AVAD	16,666	12,286	—	4,380
AVG Intermediate Holdings LLC	14,500	—	—	14,500
BIG Buyer, LLC	3,174	271	—	2,903
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)	2,911	—	—	2,911
Cerus Corporation	9,500	—	—	9,500
ChargePoint, Inc.	3,000	—	—	3,000
Claritas, LLC	1,031	—	—	1,031
Continuum Global Solutions, LLC	10,769	6,219	—	4,550
Dynamic Product Tankers, LLC	6,050	—	6,050	—
Eagle Foods Family Group, LLC	3,750	—	—	3,750
Education Personnel*	7,665	1,916	—	5,749
Erickson Inc	44,999	27,169	6,449	11,381
Exeter Property Group, LLC	192	—	—	192
FiscalNote, Inc.	2,626	1,313	—	1,313
Flock SPV I, LLC	10,666	—	—	10,666
Florida Food Products, LLC	1,713	1,336	—	377
Genesis Healthcare, Inc.	60,870	20,107	—	40,763
Gutter Buyer, Inc.	6,136	—	—	6,136
KDC US Holdings	6,020	1,204	104	4,712
LabVantage Solutions Limited*	3,857	—	—	3,857
Lion Cashmere Midco Limited*	3,994	253	—	3,741
Magnate Holding Corp.	3,330	1,857	—	1,473
Maxor National Pharmacy Services, LLC	1,558	—	—	1,558
Mclarens Global Ltd. *	8,532	172	—	8,360
Merx Aviation Finance, LLC	177	—	177	—
Nemo (BC) Bidco Pty Ltd *	165	—	—	165
Newscycle Solutions, Inc.	500	160	—	340
Omnitracs, LLC	3,750	—	—	3,750
PHS Buyer, Inc.	2,000	—	—	2,000
Project Comfort Buyer, Inc.	5,769	—	—	5,769
ProPharma Group Intermediate, LLC*	1,033	757	—	276
PSI Services, LLC	458	119	—	339
Purchasing Power, LLC	12,900	3,000	—	9,900
RA Outdoors, LLC	1,200	—	24	1,176
Reddy Ice Corporation	15,350	1,045	9,750	4,555
RiteDose Holdings I, Inc.	2,000	—	—	2,000
SESAC Holdco II LLC	587	—	—	587
SHD Oil & Gas, LLC	1,600	—	—	1,600

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2019
(In thousands, except share data)

Portfolio Company	Total Commitment	Drawn Commitment	Letters of Credit	Undrawn Commitment
Simplifi Holdings, Inc.	2,400	—	—	2,400
Sirsi Corporation	429	—	—	429
SONAR ENTERTAINMENT, INC.	22,831	5,856	—	16,975
Teladoc, Inc.	1,666	—	360	1,306
Ten-X, LLC	4,680	—	—	4,680
TGG TS Acquisition Company	1,750	690	—	1,060
The Emmes Company, LLC	2,449	—	—	2,449
TherapeuticsMD, Inc.	37,500	—	—	37,500
Tibco Software Inc.	6,000	—	—	6,000
Tidewater Consumer Receivables, LLC	2,334	792	—	1,542
TNT Crust LLC	1,626	—	—	1,626
TricorBraun Holdings, Inc.	5,626	1,628	—	3,998
USLS Acquisition, Inc.	5,199	536	86	4,577
Vertafore, Inc.	15,000	—	424	14,576
Westfall Technik, Inc.	5,159	135	—	5,024
Wright Medical Group, Inc.	70,000	7,666	—	62,334
ZPower, LLC	1,667	—	—	1,667
Total Commitments	$522,038	$99,766	$23,542	$398,730
____________________
* These investments are in a foreign currency and the total commitment has been converted to USD using the March 31, 2019 exchange rate.

(24)
As of March 31, 2019, Dynamic Product Tankers, LLC had various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-3 units which are identical except that Class A-1 unit is voting and Class A-3 unit is non-voting. The units entitle the Company to appoint three out of five managers to the board of managers.

(25)
As of March 31, 2019, MSEA Tankers, LLC had various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-2 units which are identical except that Class A-1 unit is voting and Class A-2 unit is non-voting. The units entitle the Company to appoint two out of three managers to the board of managers.

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

(28)	The Company holds some warrants for this investment as part of the restructuring of the underlying portfolio company. The warrants have no cost and no fair value as of March 31, 2019.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2019
(In thousands, except share data)

(29)	The following shows the composition of the Company’s portfolio at cost by control designation, investment type and industry as of March 31, 2019:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Non-Controlled / Non-Affiliated Investments
Advertising, Printing & Publishing	$24,898	$5,496	$—	$—	$—	$—	$—	$30,394
Aerospace & Defense	26,823	47,175	—	—	—	—	—	73,998
Automotive	8,370	23,428	—	—	—	1,714	—	33,512
Beverage, Food & Tobacco	57,359	—	—	—	—	244		57,603
Business Services	134,311	215,648	—	—	62	603	—	350,624
Chemicals, Plastics & Rubber	72,663	14,465	—	—	—	9,000	—	96,128
Construction & Building	23,156	—	—	—	—	500	—	23,656
Consumer Goods – Durable	37,877	21,649	—	—	462	—	—	59,988
Consumer Goods – Non-Durable	73,574	20,292	—	—	—	—	—	93,866
Consumer Services	23,771	24,734	—	—	—	—	—	48,505
Containers, Packaging & Glass	1,358	18,107	—	—	—	—	—	19,465
Diversified Investment Vehicles, Banking, Finance, Real Estate	47,399	4,935	—	—	—	—	—	52,334
Energy – Electricity	7,637	—	—	—	5,861	4	—	13,502
Food & Grocery	19,391	10,400	—	—	—	—	—	29,791
Healthcare & Pharmaceuticals	288,012	80,246	—	—	333	306	135	369,032
High Tech Industries	178,940	12,107	—	—	1,500	—	48	192,595
Hotel, Gaming, Leisure, Restaurants	2,500	—	—	—	—	—	—	2,500
Manufacturing, Capital Equipment	21,462	7,927	—	—	—	—	—	29,389
Media – Diversified & Production	14,601	3,217	—	—	—	—	—	17,818
Metals & Mining	1,146	—	—	—	—	—	—	1,146
Telecommunications	9,928	12,772	—	—	—	—	—	22,700
Transportation – Cargo, Distribution	—	9,296	—	—	—	—	—	9,296
Utilities – Electric	—	—	—	26,480	—	—	—	26,480
Total Non-Controlled / Non-Affiliated Investments	$1,075,176	$531,894	$—	$26,480	$8,218	$12,371	$183	$1,654,322
Non-Controlled / Affiliated Investments
Diversified Investment Vehicles, Banking, Finance, Real Estate	$—	$—	$—	$16,645	$—	$—	$—	$16,645
Energy – Electricity	5,811	—	—	—	14,445	11,796	—	32,052
Energy – Oil & Gas	—	—	—	—	—	18,375	—	18,375
Total Non-Controlled / Affiliated Investments	$5,811	$—	$—	$16,645	$14,445	$30,171	$—	$67,072
Controlled Investments
Aviation and Consumer Transport	$371,200	$—	$—	$—	$—	$15,000	$—	$386,200
Energy – Oil & Gas	119,237	33,705	—	—	—	31,489	—	184,431
Transportation – Cargo, Distribution	41,830	—	—	—	—	124,256	—	166,086
Total Controlled Investments	$532,267	$33,705	$—	$—	$—	$170,745	$—	$736,717
Total	$1,613,254	$565,599	$—	$43,125	$22,663	$213,287	$183	$2,458,111

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2019
(In thousands, except share data)

(30)	The following shows the composition of the Company’s portfolio at fair value by control designation, investment type and industry as of March 31, 2019:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Non-Controlled / Non-Affiliated Investments
Advertising, Printing & Publishing	$25,086	$5,522	$—	$—	$—	$—	$—	$30,608	2.3%
Aerospace & Defense	26,158	47,366	—	—	—	—	—	73,524	5.6%
Automotive	1,287	22,991	—	—	—	—	—	24,278	1.8%
Beverage, Food & Tobacco	57,618	—	—	—	—	323	—	57,941	4.4%
Business Services	135,022	214,886	—	—	62	696	—	350,666	26.7%
Chemicals, Plastics & Rubber	70,108	14,937	—	—	—	—	—	85,045	6.5%
Construction & Building	23,115	—	—	—	—	478	—	23,593	1.8%
Consumer Goods – Durable	36,641	21,589	—	—	462	470	—	59,162	4.5%
Consumer Goods – Non-Durable	73,976	20,217	—	—	—	—	—	94,193	7.2%
Consumer Services	23,601	24,708	—	—	—	—	—	48,309	3.7%
Containers, Packaging & Glass	1,630	15,912	—	—	—	—	—	17,542	1.3%
Diversified Investment Vehicles, Banking, Finance, Real Estate	47,360	4,913	—	—	—	—	—	52,273	4.0%
Energy – Electricity	7,173	—	—	—	4,922	223	—	12,318	0.9%
Food & Grocery	19,109	10,474	—	—	—	—	—	29,583	2.3%
Healthcare & Pharmaceuticals	287,181	76,827	—	—	333	306	93	364,740	27.8%
High Tech Industries	176,668	11,998	—	—	1,500	—	57	190,223	14.5%
Hotel, Gaming, Leisure, Restaurants	2,500	—	—	—	—	—	—	2,500	0.2%
Manufacturing, Capital Equipment	21,473	8,000	—	—	—	—	—	29,473	2.3%
Media – Diversified & Production	14,516	3,217	—	—	—	—	—	17,733	1.4%
Metals & Mining	221	—	—	—	—	—	—	221	0%
Telecommunications	8,888	12,653	—	—	—	—	—	21,541	1.6%
Transportation – Cargo, Distribution	—	9,281	—	—	—	—	—	9,281	0.7%
Utilities – Electric	—	—	—	32,659	—	—	—	32,659	2.5%
Total Non-Controlled / Non-Affiliated Investments	$1,059,331	$525,491	$—	$32,659	$7,279	$2,496	$150	$1,627,406	124.0%
% of Net Assets	80.7%	40.0%	—%	2.5%	0.6%	0.2%	0%	124.0%
Non-Controlled / Affiliated Investments
Diversified Investment Vehicles, Banking, Finance, Real Estate	$—	$—	$—	$12,936	$—	$—	$—	$12,936	1.0%
Energy – Electricity	1,990	—	—	—	20,903	8,532	—	31,425	2.4%
Energy – Oil & Gas	—	—	—	—		5,320	—	5,320	0.4%
Total Non-Controlled / Affiliated Investments	$1,990	$—	$—	$12,936	$20,903	$13,852	$—	$49,681	3.8%
% of Net Assets	0.2%	—%	—%	1.0%	1.6%	1.0%	—%	3.8%
Controlled Investments
Aviation and Consumer Transport	$371,200	$—	$—	$—	$—	$54,281	$—	$425,481	32.4%
Energy – Oil & Gas	116,265	33,705	—	—	—	3,346	—	153,316	11.7%
Transportation – Cargo, Distribution	42,000	—	—	—	—	110,248	—	152,248	11.6%
Total Controlled Investments	$529,465	$33,705	$—	$—	$—	$167,875	$—	$731,045	55.7%
% of Net Assets	40.3%	2.6%	—%	—%	—%	12.8%	—%	55.7%
Total	$1,590,786	$559,196	$—	$45,595	$28,182	$184,223	$150	$2,408,132	183.5%
% of Net Assets	121.2%	42.6%	—%	3.5%	2.2%	14.0%	0%	183.5%

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2019
(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of March 31, 2019
Aviation and Consumer Transport	17.7%
Healthcare & Pharmaceuticals	15.1%
Business Services	14.6%
High Tech Industries	7.9%
Transportation – Cargo, Distribution	6.7%
Energy – Oil & Gas	6.6%
Consumer Goods – Non-durable	3.9%
Chemicals, Plastics & Rubber	3.5%
Aerospace & Defense	3.1%
Diversified Investment Vehicles, Banking, Finance, Real Estate	2.7%
Consumer Goods – Durable	2.5%
Beverage, Food & Tobacco	2.4%
Consumer Services	2.0%
Energy – Electricity	1.8%
Utilities – Electric	1.4%
Advertising, Printing & Publishing	1.3%
Food & Grocery	1.2%
Manufacturing, Capital Equipment	1.2%
Automotive	1.0%
Construction & Building	1.0%
Telecommunications	0.9%
Media – Diversified & Production	0.7%
Containers, Packaging & Glass	0.7%
Hotel, Gaming, Leisure, Restaurants	0.1%
Metals & Mining	0.0%
Total Investments	100.0%

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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 1. Organization
Apollo Investment Corporation (the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” or “our”), a Maryland corporation incorporated on February 2, 2004, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We commenced operations on April 8, 2004 receiving net proceeds of $870,000 from our initial public offering by selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through March 31, 2019, we have raised approximately $2,210,067 in net proceeds from additional offerings of common stock and repurchased common stock for $170,932.
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
Under the 1940 Act, ASC 946, and the regulations pursuant to Article 6 of Regulation S-X, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit us. Consequently, as of March 31, 2019, the Company consolidated some special purposes entities. These special purposes entities only hold investments of the Company and have no other significant asset and liabilities. All significant intercompany transactions and balances have been eliminated in consolidation.
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
Cash and cash equivalents are carried at cost which approximates fair value. Cash equivalents held as of March 31, 2019 was $36,280. Cash equivalents held as of March 31, 2018 was $14,035.
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

6.
For Level 3 investments entered into within the last 15 business days of the current quarter-end period, the purchase price or any recent comparable trade activity on the security investment shall be considered to reasonably approximate the fair value of the investment, provided that no material change has since occurred in the issuer’s business, significant inputs or the relevant environment.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides an independent assessment of value. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. During the year ended March 31, 2019, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.
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
Dividends and Distributions
Dividends and distributions to common stockholders are recorded as of the ex-dividend date. The amount to be paid out as a distribution is determined by the Board of Directors each quarter. Net realized capital gains, if any, are generally distributed or deemed distributed at least annually. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.
Share Repurchases
In connection with the Company’s share repurchase program, the cost of shares repurchased is charged to net assets on the trade date.
Federal and State Income Taxes
We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through March 31, 2019 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ending March 31, 2019. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

If we fail to satisfy the annual distribution requirement or otherwise fail to qualify as a RIC in any taxable year, we would be subject to tax on all of our taxable income at regular corporate rates. Distribution would generally be taxable to our individual and other non-corporate taxable stockholders as ordinary dividend income eligible for the reduced maximum rate applicable to qualified dividend income to the extent of our current and accumulated earnings and profits provided certain holding period and other requirements are met. Subject to certain limitation under the Code, corporate distributions would be eligible for the dividend-received deduction. To qualify again to be taxed as a RIC in a subsequent year, we would be required to distribute to our stockholders our accumulated earnings and profits attributable to non-RIC years. In addition, if we failed to qualify as a RIC for a period greater than two taxable years, then, in order to qualify as a RIC in a subsequent year, we would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of five years.
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the financial statements. As of March 31, 2019, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2016 remain subject to examination by the Internal Revenue Service.
Retroactive Adjustments for Common Stock Reverse Split
The Company’s Board of Directors approved a one-for-three reverse stock split of the Company’s common stock on October 30, 2018 (the “Reverse Stock Split”). All common share and common per share amounts in the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split as disclosed in Note 9.
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
The Company does not believe that any other recently issued, but not yet effective, accounting standards, would have a material effect on the Company’s financial statements if currently adopted.
SEC Disclosure Update and Simplification
In August 2018, the U.S. Securities and Exchange Commission (“SEC”) adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification which amends certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance.  The final rule is effective for all filings on or after November 5, 2018. The Company has evaluated the impact of the amendments and determined the effect of the adoption of the simplification rules on financial statements were limited to the modification and removal of certain disclosures.

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
On January 16, 2019, the Company and AIM entered into a fee offset agreement in connection with revenue realized by AIM and its affiliates for the management of certain aircraft assets.  The Company will receive an offsetting credit against total incentive fees otherwise due to AIM under the investment advisory management agreement.  The amount offset will initially be 20% of the management fee revenue earned and incentive fee revenue realized by AIM and its affiliates in connection with managing aircraft assets on related insurance balance sheets (“New Balance Sheet Investments”), new aircraft managed account capital (“New Managed Accounts”) and new dedicated aircraft funds (New Aircraft Funds”). Once the aggregate capital raised by the New Aircraft Funds or New Manged Accounts and capital invested by the New Balance Sheet Investments exceeds $3 billion cumulatively, the fee offset will step down to 10% of the amount of incremental management fee revenue earned and incentive fee revenue realized by AIM and its affiliates. The fee offset will be in place for seven years, however the incentive fees realized by AIM and its affiliates after this seven-year period from applicable investments that were raised or made within the seven-year period will also be used to offset incentive fees payable to AIM by the Company. The offset will be limited to the amount of incentive fee payable by the Company to AIM and any unapplied fee offset which exceeds the incentive fees payable in a given quarter will carry forward to be credited against the incentive fees payable by the Company in subsequent quarters.
For the year ended March 31, 2019 there was no fee offset.
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
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

A. Incentive Fee based on Income
(i)     Incentive Fee on Pre-Incentive Fee Net Investment Income - (April 1, 2017 - December 31, 2018)
The first part of the incentive fee is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter at an annual rate of 20%. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including, without limitation, any accrued income that the Company has not yet received in cash and any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses accrued during the calender quarter (including, without limitation, the Base Management Fee, administration expenses and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee on Income and Incentive Fee on Capital Gains). Pre-incentive fee net investment income does not include any realized or unrealized gains or losses. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the rate of 1.75% per quarter (7% annualized) (the “performance threshold”). For the period from April, 2017 through December 31, 2018, if the resulting incentive fee rate was less than 20% due to the incentive fee waiver discussed below, the percentage at which the Investment Adviser’s 100% catch-up is complete would also be reduced ratably from 2.1875% (8.75% annualized) to as low as 2.06% (8.24% annualized) (“catch-up threshold”).
The Company pays the Investment Adviser an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the performance threshold; and (2) 100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds 1.75% but does not exceed the catch-up threshold in any calendar quarter; and (3) for the period from April 1, 2017 through December 31, 2018, 15% to 20% of the amount of our pre-incentive fee net investment income, if any, that exceeds the catch-up threshold in any calendar quarter. These calculations are appropriately prorated for any period of less than three months. The effect of the fee calculation described above is that if pre-incentive fee net investment income is equal to or exceeds the catch-up threshold, the Investment Adviser will receive a fee of 15% to 20% of our pre-incentive fee net investment income for the quarter.
Incentive Fee Waiver
For the period from April 1, 2018 through December 31, 2018, the Investment Adviser has agreed to waive 25% of its performance based incentive fee so that the incentive fee on pre-incentive fee net investment income is accrued at 15%.
For the period April 1, 2017 through March 31, 2018, the Investment Adviser has agreed to waive up to 25% of its performance-based incentive fee so that the incentive fee on pre-incentive fee net investment income could be accrued at as low a rate as 15% to the extent the Company experienced cumulative net realized and change in unrealized losses during the waiver period (“cumulative net losses”). The inclusion of cumulative net gains and cumulative net losses were measured on a cumulative basis from April 1, 2017 through the end of each quarter during the waiver period. Any cumulative net gains resulted in a dollar for dollar increase in the incentive fee payable up to a maximum rate of 20% and any cumulative net losses resulted in a dollar for dollar decrease in the incentive fee payable down to a minimum rate of 15%.
The same waiver and calculation was in effect for the year ended March 31, 2018.
(ii)     Incentive Fee on Pre-Incentive Fee Net Income - effective from January 1, 2019
Beginning January 1, 2019, the incentive fee on pre-incentive fee net investment income will be determined and paid quarterly in arrears by calculating the amount by which (x) the aggregate amount of the pre-incentive fee net investment income with respect of the current calendar quarter and each of the eleven preceding calendar quarters beginning with the calendar quarter that commences on or after April 1, 2018 (the “trailing twelve quarters”) exceeds (y) the preferred return amount in respect of the trailing twelve quarters.
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

For this purpose, “Cumulative Pre-Incentive Fee Net Return” during the relevant trailing twelve quarters means (x) Pre-Incentive Fee Net Investment Income in respect of the trailing twelve quarters less (y) any Net Capital Loss, since April 1, 2018, in respect of the trailing twelve quarters. If, in any quarter, the Incentive Fee Cap is zero or a negative value, the Company shall pay no Incentive Fee on Income to the Investment Adviser in that quarter. If, in any quarter, the Incentive Fee Cap is a positive value but is less than the Incentive Fee on Income calculated in accordance with the calculation described above, the Company shall pay the Investment Adviser the Incentive Fee Cap for such quarter. If, in any quarter, the Incentive Fee Cap is equal to or greater than the Incentive Fee on Income calculated in accordance with the calculation described above, the Company shall pay the Investment Adviser the Incentive Fee on Income for such quarter.
“Net Capital Loss” in respect of a particular period means the difference, if positive, between (i) aggregate capital losses, whether realized or unrealized, in such period and (ii) aggregate capital gains, whether realized or unrealized, in such period.
B. Incentive Fee on Cumulative Net Realized Gains
The Incentive Fee on Capital Gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory management agreement). This fee shall equal 20.0% of the sum of the Company’s realized capital gains on a cumulative basis, calculated as of the end of each calendar year (or upon termination of investment advisory management agreement), computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any Incentive Fees on Capital Gains previously paid to the Investment Adviser. The aggregate unrealized capital depreciation of the Company shall be calculated as the sum of the differences, if negative, between (a) the valuation of each investment in the Company’s portfolio as of the applicable calculation date and (b) the accreted or amortized cost basis of such investment.
For accounting purposes only, we are required under GAAP to accrue a theoretical capital gains incentive fee based upon net realized capital gains and unrealized capital gain and loss on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no accrual for theoretical capital gains incentive fee for the years ended March 31, 2019 and 2018. It should be noted that a fee so calculated and accrued would not be payable under the Advisers Act or the investment advisory management agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the investment advisory management agreement which specifically excludes consideration of unrealized capital gain.

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
For the years ended March 31, 2019, 2018 and 2017, the Company recognized $35,733, $47,937 and $52,934, respectively, of management fees, and $21,190, $28,710 and $18,776, respectively, of incentive fees before impact of waived fees. For the year ended March 31, 2019 no management fees were waived (as not applicable) and for the years ended March 31, 2018 and 2017, management fees waived were $11,984 and $13,234, respectively. For the years ended March 31, 2019, 2018 and 2017, incentive fees waived were $5,542, $7,734 and $7,999, respectively. As of March 31, 2019 and March 31, 2018, management and performance-based incentive fees payable were $8,880 and $16,585, respectively.
For the year ended March 31, 2019 there were no amounts of incentive fees on PIK income for which payments have been deferred, and for the years ended March 31, 2018 and 2017, the amount of incentive fees on PIK income for which payments have been deferred were $1,543 and $1,955, respectively. For the years ended March 31, 2019, 2018 and 2017, the Company reversed $979, $2,224 and $13,220, respectively, of the deferred incentive fee payable related to PIK income which were deemed to be no longer realizable. As of March 31, 2019 and March 31, 2018, the cumulative deferred incentive fee on PIK income included in management and performance-based incentive fee payable line of the Statements of Assets and Liabilities were $0 and $3,066, respectively.
For the years ended March 31, 2019, 2018 and 2017, the amount of interest on deferred incentive fees accrued were $62, $100 and $300. For the years ended March 31, 2019, 2018 and 2017, the Company reversed $41, $43 and $573 of the accrued interest payable on deferred incentive fees related to PIK income which were deemed to be no longer realizable. As of March 31, 2019 and March 31, 2018, the accrued interest payable on deferred incentive fees were $0 and $85, respectively.
Administration Agreement with AIA
The Company has also entered into an administration agreement with the Administrator (the “Administration Agreement”) under which AIA provides administrative services for the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator and requested to be reimbursed by the Administrator in performing its obligations under the Administration Agreement. The expenses include rent and the Company’s allocable portion of compensation and other related expenses for its Chief Financial Officer, Chief Legal Officer and Chief Compliance Officer and their respective staffs. For the years ended March 31, 2019, 2018 and 2017, the Company recognized administrative services expense under the Administration Agreement of $6,772, $6,915 and $7,513, respectively. There was no payable to AIA and its affiliates for expenses paid on our behalf as of March 31, 2019 and March 31, 2018.
Administrative Service Expense Reimbursement
Merx Aviation Finance, LLC (“Merx”), a wholly-owned portfolio company of the Company, has entered into an administration agreement with the Administrator (the “Merx Administration Agreement”) under which AIA provides administrative services to Merx. For the years ended March 31, 2019, 2018 and 2017, the Company recognized administrative service expense reimbursements of $250, $250 and $250, respectively, under the Merx Administration Agreement.
Debt Expense Reimbursements
The Company has also entered into debt expense reimbursement agreements with Merx Aviation Finance Assets Ireland Limited (an affiliate of Merx) and several other portfolio companies, which will reimburse the Company for reasonable out-of-pocket expenses incurred, including any interest, fees or other amounts incurred by the Company in connection with letters of credit issued on their behalf. For the years ended March 31, 2019, 2018 and 2017, the Company recognized debt expense reimbursements of $273, $332 and $86, respectively, under the debt expense reimbursement agreements.

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
As of March 31, 2019, the Company’s co-investment holdings were 40% of the portfolio or $954,774, measured at fair value. On a cost basis, 39% of the portfolio or $963,227 were co-investments. As of March 31, 2018, the Company’s co-investment holdings were 22% of the portfolio or $498,704, measured at fair value. On a cost basis, 22% of the portfolio or $497,418 were co-investments.
On January 17, 2019, AIC announced that effective January 16, 2019, Mr. Gary Rothschild, President and Chief Executive Officer of Merx, became an employee of Apollo Management Holdings, L.P. ("AMH"), an affiliate of AIC’s investment adviser. Mr. Rothschild also retained his role as the President and Chief Executive Officer of Merx.

Effective January 16, 2019, Merx entered into a series of service arrangements with affiliates of AGM.  Under a servicing agreement with Apollo Capital Management, L.P. (“ACM”), Merx serves as technical servicer to aircraft clients of ACM and its affiliates.  Under a research support agreement with ACM, Merx employees assist ACM with technical diligence and underwriting of new aircraft-related investment opportunities.  Under a technical support agreement, Merx and AMH share the services of Mr. Gary Rothschild, who is the President and Chief Executive Officer of Merx and an employee of AMH.
Note 4. Earnings Per Share
The following table sets forth the computation of earnings (loss) per share (“EPS”), pursuant to ASC 260-10, for the years ended March 31, 2019, 2018 and 2017:

	Year Ended March 31,
	2019	2018	2017
Basic and Diluted Earnings (Loss) Per Share (1)
Net increase (decrease) in net assets resulting from operations	$71,946	$87,029	$18,370
Weighted average shares outstanding	70,645,944	72,874,613	74,138,358
Basic and diluted earnings (loss) per share	$1.02	$1.19	$0.25

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

Note 5. Investments
Fair Value Measurement and Disclosures
The following table shows the composition of our investment portfolio as of March 31, 2019, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$1,613,254	$1,590,786	$—	$3,855	$1,586,931
Second Lien Secured Debt	565,599	559,196	—	221,651	337,545
Unsecured Debt	—	—	—	—	—
Structured Products and Other	43,125	45,595	—	—	45,595
Preferred Equity	22,663	28,182	—	—	28,182
Common Equity/Interests	213,287	184,223	—	469	183,754
Warrants	183	150	—	—	150
Total Investments before Cash Equivalents	$2,458,111	$2,408,132	$—	$225,975	$2,182,157
Money Market Fund	$36,280	$36,280	$36,280	$—	$—
Total Cash Equivalents	$36,280	$36,280	$36,280	$—	$—
Total Investments after Cash Equivalents	$2,494,391	$2,444,412	$36,280	$225,975	$2,182,157
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

The following table shows changes in the fair value of our Level 3 investments during the year ended March 31, 2019:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of March 31, 2018	$1,131,943	$415,338	$90,117	$67,967	$31,052	$207,657	$251	$1,944,325
Net realized gains (losses)	(1)	(11,845)	—	(292)	(1)	2,007	(180)	(10,312)
Net change in unrealized gains (losses)	(9,865)	13,930	(198)	2,729	(5,458)	(23,742)	79	(22,525)
Net amortization on investments	4,221	1,124	—	449	—	—	—	5,794
Purchases, including capitalized PIK (3)	1,207,568	35,256	762	140	2,559	14,692	—	1,260,977
Sales (3)	(746,979)	(110,736)	(90,681)	(25,398)	30	(16,390)	—	(990,154)
Transfers out of Level 3 (1)	44	(5,522)	—	—	—	(470)	—	(5,948)
Transfers into Level 3 (1)	—	—	—	—	—	—	—	—
Fair value as of March 31, 2019	$1,586,931	$337,545	$—	$45,595	$28,182	$183,754	$150	$2,182,157

Net change in unrealized gains (losses) on Level 3 investments still held as of March 31, 2019	$(12,413)	$3,036	$—	$1,998	$(6,673)	$(22,527)	$(32)	$(36,611)
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

(2)	Includes unfunded commitments measured at fair value of $(7,865).

(3)	Includes reorganizations and restructuring of investments.
The following table shows changes in the fair value of our Level 3 investments during the year ended March 31, 2018:

	First Lien Secured Debt (1)	Second Lien Secured Debt (1)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of March 31, 2017	$1,049,232	$446,772	$146,218	$166,893	$25,637	$228,200	$94	$2,063,046
Net realized gains (losses)	(38,176)	48	(92)	1,314	(98,134)	(79,448)	(49,771)	(264,259)
Net change in unrealized gains (losses)	65,126	(12,364)	363	(3,911)	97,384	72,039	49,645	268,282
Net amortization on investments	3,504	1,986	—	393	—	35	—	5,918
Purchases, including capitalized PIK (2)	682,359	250,474	1,595	46	6,165	37,261	283	978,183
Sales (2)	(630,102)	(238,464)	(57,967)	(96,768)	—	(50,430)	—	(1,073,731)
Transfers out of Level 3 (1)	—	(40,725)	—	—	—	—	—	(40,725)
Transfers into Level 3 (1)	—	7,611	—	—	—	—	—	7,611
Fair value as of March 31, 2018	$1,131,943	$415,338	$90,117	$67,967	$31,052	$207,657	$251	$1,944,325

Net change in unrealized gains (losses) on Level 3 investments still held as of March 31, 2018	$10,079	$(6,792)	$27	$(4,406)	$1,723	$(2,722)	$(126)	$(2,217)
____________________

(1)	Includes unfunded commitments measured at fair value of $(3,346).

(2)	Includes reorganizations and restructuring of investments.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of March 31, 2019 and March 31, 2018. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.
The unobservable inputs used in the fair value measurement of our Level 3 investments as of March 31, 2019 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Secured Debt	$25,930	Broker Quoted	Broker Quote	N/A	N/A	N/A
	413,200	Discounted Cash Flow	Discount Rate	2.3%	14.2%	12.2%
	58,004	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
		Market Comparable Technique	Comparable Multiple	5.1x	5.1x	5.1x
	35,582	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	116,265	Recovery Analysis	Commodity Price	$60.00	$70.00	$66.64
	1,509	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	1,990	Transaction Price	Expected Proceeds	N/A	N/A	N/A
	934,451	Yield Analysis	Discount Rate	4.4%	20.3%	10.3%
Second Lien Secured Debt	50,590	Broker Quoted	Broker Quote	N/A	N/A	N/A
	15,912	Market Comparable Technique	Comparable Multiple	7.2x	7.2x	7.2x
	33,705	Recovery Analysis	Commodity Price	$67.38	$70.00	$68.86
	237,338	Yield Analysis	Discount Rate	10.9%	14.8%	12.7%
Structured Products and Other	45,595	Discounted Cash Flow	Discount Rate	9.1%	9.5%	9.2%
Preferred Equity	440	Discounted Cash Flow	Discount Rate	10.5%	10.5%	10.5%
	2,357	Market Comparable Approach	Comparable Multiple	2.2x	6.2x	5.3x
	20,463	Option Pricing Model	Expected Volatility	35.5%	35.5%	35.5%
	4,922	Yield Analysis	Discount Rate	15.5%	15.5%	15.5%
Common Equity/Interests	173,285	Discounted Cash Flow	Discount Rate	10.5%	29.5%	13.2%
	1,803	Market Comparable Technique	Comparable Multiple	5.1x	11.1x	9.2x
	—	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	8,666	Recovery Analysis	Commodity Price	$60.00	$70.00	$65.84
Warrants	150	Option Pricing Model	Expected Volatility	32.5%	60.0%	49.5%
Total Level 3 Investments	$2,182,157
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
Investment Transactions
For the years ended March 31, 2019, 2018 and 2017, purchases of investments on a trade date basis were $1,278,061, $1,049,363 and $601,065, respectively. For the years ended March 31, 2019, 2018 and 2017, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $1,086,779, $1,153,978 and $1,094,634, respectively.
PIK Income
The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the years ended March 31, 2019, 2018 and 2017, PIK income earned was $8,585, $20,241 and $28,164, respectively.
The following table shows the change in capitalized PIK balance for the years ended March 31, 2019, 2018 and 2017:

	Year Ended March 31,
	2019	2018	2017
PIK balance at beginning of period	$24,454	$53,262	$73,409
PIK income capitalized	6,412	14,616	33,389
Adjustments due to investments exited or written off	(2,446)	(43,054)	(50,646)
PIK income received in cash	(4,700)	(370)	(2,890)
PIK balance at end of period	$23,720	$24,454	$53,262

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

Dividend Income on CLOs
The Company holds structured products and other investments. The CLO equity investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The Company records as dividend income the accretable yield from its beneficial interests in structured products such as CLOs based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. During the years ended March 31, 2019, 2018 and 2017 dividend income from structured products was $1,198, $2,461 and $11,465, respectively.
Investments on Non-Accrual Status
As of March 31, 2019, 2.9% of total investments at amortized cost, or 2.4% of total investments at fair value, were on non-accrual status. As of March 31, 2018, 3.3% of total investments at amortized cost, or 2.3% of total investments at fair value, were on non-accrual status.
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
As of March 31, 2019, our investment in Merx Aviation Finance, LLC exceeded the 20% threshold in at least one of the tests under Rule 3-09. Accordingly, we are attaching the audited financial statements of Merx Aviation Finance, LLC to Form 10-K.

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
Credit Default Swaps
Credit default swap contracts (“CDS”) represent agreements in which one party, the protection buyer, pays a fixed fee, the premium, in return for a payment by the other party, the protection seller, contingent upon a specified default event relating to the underlying reference asset or pool of assets. The valuation of the swaps for the approximate net amount to be received or paid (i.e., the fair value) is marked to market either by using pricing vendor quotations, counterparty prices or model prices, and such valuations are based on the fair value of the underlying security, current credit spreads for the referenced obligation of the underlying issuer relative to the terms of the contract, current interest rates, interest accrual through the valuation date and certain other factors. We held no CDS contracts as of March 31, 2019 and March 31, 2018.
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
As of March 31, 2019, the Company did not hold any derivative contracts. The volume of the derivatives, based on the base notional value of option contracts, for the year ended March 31, 2019 was $153,150 for purchased call options, 13,750 for purchased put options, $(13,575) for written call options and $(146,969) for written put options.

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
The effect of transactions in derivative instruments to the Statements of Operations during the years ended March 31, 2019, 2018 and 2017 were as follows:

	Year Ended March 31,
	2019	2018	2017
Net Change in Unrealized Losses on Derivatives
Purchased Put Options	$4,531	$(4,531)	$—
Written Call Options	14,614	(14,614)	—
Net Change in Unrealized Losses on Derivatives	$19,145	$(19,145)	$—

	Year Ended March 31,
	2019	2018	2017
Net Realized Losses on Derivatives
Purchased Put Options	$(5,472)	$(2,609)	$(1,573)
Written Call Options	(24,523)	(1,666)	2,325
Credit Default Swaps	—	—	(878)
Net Realized Losses on Derivatives	$(29,995)	$(4,275)	$(126)
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

As of March 31, 2019, the Company did not hold any derivative contracts.

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
Note 8. Debt and Foreign Currency Transactions and Translations
On April 4, 2018, the Company’s Board of Directors, including a “required majority” (as defined in Section 57(o) of the Investment Company Act of 1940, as amended) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the Investment Company Act of 1940. As a result, effective on April 4, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150% (i.e., the revised regulatory leverage limitation permits BDCs to double the amount of borrowings, such that we would be able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us).
The Company’s outstanding debt obligations as of March 31, 2019 were as follows:

	Date Issued/Amended	Total Aggregate Principal Amount Committed	Principal Amount Outstanding		Fair Value		Final Maturity Date
Senior Secured Facility	11/19/2018	$1,640,000	$638,888	*	$650,757	(1)	11/19/2023
2025 Notes	3/3/2015	350,000	350,000		348,370	(3)	3/3/2025
2043 Notes	6/17/2013	150,000	150,000		155,700	(2)	7/15/2043
Total Debt Obligations		$2,140,000	$1,138,888		$1,154,827
Deferred Financing Cost and Debt Discount			$(10,202)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount			$1,128,686
____________________

*	Includes foreign currency debt obligations as outlined in Foreign Currency Transactions and Translations within this note to the financial statements.

(1)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of March 31, 2019. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.

(2)	The fair value of these debt obligations would be categorized as Level 1 under ASC 820 as of March 31, 2019. The valuation is based on quoted prices of identical liabilities in active markets.

(3)	The fair value of these debt obligations would be categorized as Level 2 under ASC 820 as of March 31, 2019. The valuation is based on broker quoted prices.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

The Company’s outstanding debt obligations as of March 31, 2018 were as follows:

	Date Issued/Amended	Total Aggregate Principal Amount Committed	Principal Amount Outstanding		Fair Value		Final Maturity Date
Senior Secured Facility	12/22/2016	$1,190,000	$285,216	*	$292,338	(1)	12/22/2021
Senior Secured Notes (Series B)	9/29/2011	16,000	16,000		16,191	(1)	9/29/2018
2025 Notes	3/3/2015	350,000	350,000		351,676	(3)	3/3/2025
2043 Notes	6/17/2013	150,000	150,000		152,040	(2)	7/15/2043
Total Debt Obligations		$1,706,000	$801,216		$812,245
Deferred Financing Cost and Debt Discount			$(11,370)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount			$789,846
____________________

*	Includes foreign currency debt obligations as outlined in Foreign Currency Transactions and Translations within this note.

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
Senior Secured Facility
On November 19, 2018, the Company amended and restated its senior secured, multi-currency, revolving credit facility (the “Senior Secured Facility”) from the previous December 22, 2016 amendment. The amended and reduced the Company’s minimum asset coverage financial covenant from 200% to 150%, increased the lenders commitments from $1,190,000 to $1,590,00, extended the final maturity date through November 19, 2023, and included an accordion provision which allows the Company to increase the total commitments under the existing revolving facility up to an aggregate principal amount of $2,385,000 from new or existing lenders on the same terms and conditions as the existing commitments. On February 28, 2019, the Company entered into an amendment to its Senior Secured Facility to increase the multicurrency commitments by $50,000 from $1,590,000 to $1,640,000. The Senior Secured Facility is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. Commencing December 31, 2022, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the Senior Secured Facility as of November 19, 2022. In addition, the stated interest rate on the facility remains as a formula-based calculation based on a minimum borrowing base, resulting in a stated interest rate, depending on the type of borrowing, of (a) either LIBOR plus 1.75% per annum or LIBOR plus 2.00% per annum, or (b) either Alternate Base Rate plus 0.75% per annum or Alternate Base Rate plus 1% per annum. As of March 31, 2019, the stated interest rate on the facility was LIBOR plus 2.00%. The Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Senior Secured Facility and participation fees and fronting fees of up to 2.25% per annum on the letters of credit issued.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

The Senior Secured Facility contains affirmative and restrictive covenants, events of default and other customary provisions for similar debt facilities, including: (a) periodic financial reporting requirements, (b) maintaining minimum stockholders’ equity of the greater of (i) 30% of the total assets of the Company and its consolidated subsidiaries as of the last day of any fiscal quarter and (ii) the sum of (A) $870,000 plus (B) 25% of the net proceeds from the sale of equity interests in the Company after the closing date of the Senior Secured Facility, (c) maintaining a ratio of total assets, less total liabilities (other than indebtedness) to total indebtedness, in each case of the Company and its consolidated subsidiaries, of not less than 1.5:1.0, (d) maintaining a ratio of certain total assets, less total liabilities (other than indebtedness) to total indebtedness, of the Company and its consolidated subsidiaries, for not less than 2.0:1.0, (e) limitations on the incurrence of additional indebtedness, including a requirement to meet a certain minimum liquidity threshold before the Company can incur such additional debt, (f) limitations on liens, (g) limitations on investments (other than in the ordinary course of the Company’s business), (h) limitations on mergers and disposition of assets (other than in the normal course of the Company’s business activities), (i) limitations on the creation or existence of agreements that permit liens on properties of the Company’s consolidated subsidiaries and (j) limitations on the repurchase or redemption of certain unsecured debt and debt securities. In addition to the asset coverage ratio described in clause (c) of the preceding sentence, borrowings under the Senior Secured Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio. The advance rate applicable to any specific type of asset in the Company’s portfolio will also depend on the relevant asset coverage ratio as of the date of determination. Borrowings under the Senior Secured Facility will also continue to be subject to the leverage restrictions contained in the Investment Company Act of 1940, as amended.
The Senior Secured Facility also provides for the issuance of letters of credit up to an aggregate amount of $150,000. As of March 31, 2019 and March 31, 2018, the Company had $15,977 and $14,234, respectively, in standby letters of credit issued through the Senior Secured Facility. The amount available for borrowing under the Senior Secured Facility is reduced by any standby letters of credit issued through the Senior Secured Facility. Under GAAP, these letters of credit are considered commitments because no funding has been made and as such are not considered a liability. These letters of credit are not senior securities because they are not in the form of a typical financial guarantee and the portfolio companies are obligated to refund any drawn amounts. The available remaining capacity under the Senior Secured Facility was $985,135 and $890,550 as of March 31, 2019 and March 31, 2018, respectively. Terms used in this disclosure have the meanings set forth in the Senior Secured Facility agreement.
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
On September 29, 2016, the Series A Notes, which had an outstanding principal balance of $29,000, matured and were repaid in full. The Series B Notes, which had an outstanding principal balance of $16,000, matured and were repaid on October 1, 2018.
Senior Unsecured Notes
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
The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the years ended March 31, 2019, 2018 and 2017:

	Year Ended March 31,
	2019	2018	2017
Average debt outstanding	$993,158	$899,289	$1,048,667
Maximum amount of debt outstanding	1,274,562	1,056,929	1,363,533

Weighted average annualized interest cost (1)	5.31%	5.28%	5.12%
Annualized amortized debt issuance cost	0.55%	0.60%	0.52%
Total annualized interest cost	5.86%	5.88%	5.64%
____________________

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Facility. Commitment fees for the years ended March 31, 2019, 2018 and 2017 were $3,142, $3,188 and $3,264, respectively.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

Foreign Currency Transactions and Translations
The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of March 31, 2019:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
Canadian Dollar	C$	2,300	$1,894	$1,722	$172	4/26/2019
Euro		€24,700	27,285	27,734	(449)	4/23/2019
Euro		€9,000	10,272	10,106	166	4/26/2019
Euro		€15,000	16,424	16,843	(419)	4/29/2019
British Pound		£1,700	2,236	2,215	21	4/8/2019
British Pound		£8,300	10,487	10,815	(328)	4/23/2019
British Pound		£20,100	29,219	26,191	3,028	4/29/2019
Australian Dollar	A$	6,000	4,406	4,262	144	4/26/2019
			$102,223	$99,888	$2,335
The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of March 31, 2018:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
Canadian Dollar	C$	2,300	$1,894	$1,784	$110	4/16/2018
Euro		€14,000	15,129	17,218	(2,089)	4/12/2018
Euro		€12,500	13,507	15,372	(1,865)	4/30/2018
British Pound		£14,500	21,941	20,340	1,601	4/30/2018
			$52,471	$54,714	$(2,243)
As of March 31, 2019 and March 31, 2018, the Company was in compliance with all debt covenants for all outstanding debt obligations.
Note 9. Stockholders’ Equity
There were no equity offerings of common stock during the years ended March 31, 2019 and March 31, 2018.
The Company adopted the following plans, approved by the Board of Directors, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the Securities Exchange Act of 1934 (the “1934 Act”) (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased	Cost of Shares Repurchased	Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50,000	$50,000	$—
December 14, 2015	50,000	50,000	—
September 14, 2016	50,000	50,000	—
October 30, 2018	50,000	20,931	29,069
February 6, 2019	50,000	—	50,000
Total as of March 31, 2019	$250,000	$170,931	$79,069
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

Under the Repurchase Plans described above, the Company allocated the following amounts to be repurchased in accordance with SEC Rule 10b5-1 (the “10b5-1 Repurchase Plans”):

Effective Date	Termination Date	Amount Allocated to 10b5-1 Repurchase Plans
September 15, 2015	November 5, 2015	$5,000
January 1, 2016	February 5, 2016	10,000
April 1, 2016	May 19, 2016	5,000
July 1, 2016	August 5, 2016	15,000
September 30, 2016	November 8, 2016	20,000
January 4, 2017	February 6, 2017	10,000
March 31, 2017	May 19, 2017	10,000
June 30, 2017	August 7, 2017	10,000
October 2, 2017	November 6, 2017	10,000
January 3, 2018	February 8, 2018	10,000
June 18, 2018	August 9, 2018	10,000
September 17, 2018	October 31, 2018	10,000
December 12, 2018	February 7, 2019	10,000
February 25, 2019	May 17, 2019	25,000
March 18, 2019	May 17, 2019	10,000
During the year ended March 31, 2019, the Company repurchased 3,227,046 shares at a weighted average price per share of $15.75, inclusive of commissions, for a total cost of $50,830. This represents a discount of approximately 18.45% of the average net asset value per share for the year ended March 31, 2019.
During the year ended March 31, 2018, the Company repurchased 3,382,558 shares at a weighted average price per share of $5.84, inclusive of commissions, for a total cost of $19,746. This represents a discount of approximately 12.47% of the average net asset value per share for the year ended March 31, 2018.
Since the inception of the Repurchase Plans through March 31, 2019, the Company repurchased 10,036,798 shares at a weighted average price per share of $17.03, inclusive of commissions, for a total cost of $170,931. Including fractional shares, the Company has repurchased 10,036,798 shares at a weighted average price per share of $17.03, inclusive of commissions for a total cost of $170,932.
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
Note 10. Commitments and Contingencies
The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of March 31, 2019 and March 31, 2018, the Company had the following unfunded commitments to its portfolio companies:

	March 31, 2019	March 31, 2018
Unfunded revolver obligations and bridge loan commitments (1)	$225,782	$239,689
Standby letters of credit issued and outstanding (2)	23,542	20,692
Unfunded delayed draw loan commitments (3)	107,886	21,959
Unfunded delayed draw loan commitments (performance thresholds not met) (4)	65,062	15,244
Total Unfunded Commitments	$422,272	$297,584
____________________

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of March 31, 2019 and March 31, 2018, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of March 31, 2019 and March 31, 2018, the bridge loan commitments included in the balances were $0 and $99,666, respectively.

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

(4)
The borrowers are required to meet certain performance thresholds before the Company is obligated to fulfill the commitments and those performance thresholds were not met as of March 31, 2019 and March 31, 2018.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

Note 11. Income Taxes
For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The final determination of the tax character of distributions will not be made until we file our tax return for each tax year and the tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of each calendar year. The tax character of distributions paid to stockholders during the tax years ended March 31, 2019, 2018 and 2017 were as follows:

	Year Ended March 31,
	2019	2018	2017
Ordinary income	$112,042	$86,906	$76,950
Capital gains	—	—	—
Return of capital	14,533	44,088	67,286
Total distributions paid to stockholders	$126,575	$130,994	$144,236
Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.
The following table reconciles the net increase in net assets resulting from operations to taxable income for the tax years ended March 31, 2019, 2018 and 2017:

	Year Ended March 31,
	2019	2018	2017
Net increase (decrease) in net assets resulting from operations	$71,946	$87,029	$18,370
Adjustments:
Net realized losses	50,033	258,128	41,823
Net change in unrealized losses	5,770	(211,770)	89,050
Income not currently taxable	—	—	(55,053)
Income (loss) recognized for tax but not book	(22,478)	(38,479)	21,145
Expenses not currently deductible	16,477	749	—
Expenses incurred for tax but not book	—	—	(9,507)
Realized gain/loss differences (1)	(8,301)	(8,243)	(16,601)
Taxable income before deductions for distributions	$113,447	$87,414	$89,227
____________________

(1)	These pertain to book income/losses treated as capital gains/losses for tax purposes or book realized gains/losses treated as ordinary income/losses for tax purposes.
The following table shows the components of accumulated losses on a tax basis for the years ended March 31, 2019, 2018 and 2017:

	Year Ended March 31,
	2019	2018	2017
Distributable ordinary income	$—	$—	$—
Capital loss carryforward	(737,529)	(1,185,617)	(1,189,004)
Other temporary book-to-tax differences	(47,517)	(35,513)	(45,631)
Unrealized appreciation (depreciation)	(58,232)	2,493	(208,563)
Total accumulated under-distributed (over-distributed) earnings	$(843,278)	$(1,218,637)	$(1,443,198)

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
As of March 31, 2019, the Company had a post-enactment short-term capital loss carryforward of $245,271 and long-term capital loss carryforward of $492,257. As of March 31, 2018, the Company had a post-enactment short-term capital loss carryforward of $237,288 and long-term capital loss carryforward of $536,331. As of March 31, 2017, the Company had a post-enactment short-term capital loss carryforward of $142,792 and long-term capital loss carryforward of $434,883.
As of March 31, 2019, the Company had no pre-enactment net capital loss carryforward. None of the pre-enactment net capital loss carryforwards were utilized in the past three years. $411,998 of pre-enactment net capital loss carryforward expired on March 31, 2019.
For tax purposes, the Company may elect to defer any portion of a post-October capital loss or late-year ordinary loss to the first day of the following fiscal year.
As of March 31, 2019, the Company deferred late-year ordinary losses of 16,477 which is deemed to arise on April 1, 2019. As of March 31, 2018, the Company had no net late-year ordinary loss deferral deemed to arise on April 1, 2018. As of March 31, 2017, the Company had no net late-year ordinary loss deferral deemed to arise on April 1, 2017
As of March 31, 2019, the Company had no net post-October capital loss deferral deemed to arise on April 1, 2019. As of March 31, 2018, the Company had no net post-October capital loss deferral deemed to arise on April 1, 2018. As of March 31, 2017, we had a net post-October capital loss deferral of $6,783 which is deemed to arise on April 1, 2017.
Management has analyzed the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax years, and has concluded that no provision for income tax is required in the Company’s financial statements. The Company’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.
In general, we may make certain reclassifications to the components of net assets as a result of permanent book-to-tax differences and book-to-tax differences relating to stockholder distributions. Accordingly, as of March 31, 2019, we adjusted accumulated net realized loss by $478,976 to $737,529 and overdistributed net investment income by $48,989 to $58,042. Total earnings and net asset value were not affected. As of March 31, 2018, we adjusted accumulated net realized loss by $369,281 to $1,166,471 and overdistributed net investment income by $100,755 to $1,218,637. Total earnings and net asset value were not affected.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

Note 12. Financial Highlights
The following is a schedule of financial highlights for each of the five years ended March 31, 2019.

	Year Ended March 31,
	2019	2018	2017	2016	2015
Per Share Data*
Net asset value at beginning of period	$19.67	$20.22	$21.84	$24.54	$26.01
Net investment income (1)	1.81	1.83	2.01	2.49	2.88
Net realized and change in unrealized losses (1)	(0.79)	(0.64)	(1.77)	(3.06)	(1.92)
Net increase (decrease) in net assets resulting from operations	1.02	1.19	0.25	(0.57)	0.96
Distribution of net investment income (2)	(1.59)	(1.19)	(1.05)	(1.44)	(2.10)
Distribution of return of capital (2)	(0.21)	(0.60)	(0.90)	(0.96)	(0.30)
Accretion due to share repurchases	0.17	0.03	0.12	0.27	—
Net asset value at end of period	$19.06	$19.67	$20.22	$21.84	$24.54

Per share market value at end of period	$15.14	$15.66	$19.68	$16.65	$23.04
Total return (3)	8.31%	(12.06)%	31.44%	(17.53)%	1.86%
Shares outstanding at end of period	68,876,986	72,104,032	73,231,551	75,385,499	78,913,784
Weighted average shares outstanding	70,645,944	72,874,613	74,138,358	77,518,605	78,913,784

Ratio/Supplemental Data
Net assets at end of period (in millions)	$1,312.6	$1,418.1	$1,481.8	$1,645.6	$1,937.6
Ratio of operating expenses to average net assets (4)	5.09%	5.02%	4.59%	5.85%	6.25%
Ratio of interest and other debt expenses to average net assets	4.26%	3.61%	3.86%	4.47%	3.91%
Ratio of total expenses to average net assets (4)	9.35%	8.63%	8.45%	10.32%	10.16%
Ratio of net investment income to average net assets	9.38%	9.15%	9.66%	10.70%	11.27%
Average debt outstanding (in millions)	$993.2	$899.3	$1,048.7	$1,456.4	$1,586.0
Average debt per share (5)	$14.06	$12.33	$14.13	$18.78	$20.10
Portfolio turnover rate	46.26%	45.06%	23.25%	34.35%	62.14%
Asset coverage per unit (6)	$2,153	$2,770	$2,709	$2,235	$2,288
____________________

*	Totals may not foot due to rounding.

(1)	Financial highlights are based on the weighted average number of shares outstanding for the period presented.

(2)
The tax character of distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. Although the tax character of distributions paid to stockholders through March 31, 2019 may include return of capital, the exact amount cannot be determined at this point. Per share amounts are based on actual rate per share.

(3)
Total return is based on the change in market price per share during the respective periods. Total return also takes into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

(4)
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown inclusive of all voluntary management and incentive fee waivers (See Note 3 to the financial statements). For the years ended March 31, 2019, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 5.51% and 9.79%, respectively, without the voluntary fee waivers. For the year ended March 31, 2018, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 6.39% and 10.03%, respectively, without the voluntary fee waivers. For the year ended March 31, 2017, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 5.98% and 9.85%, respectively, without the voluntary fee waivers. For the year ended March 31, 2016, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 6.94% and 11.41%, respectively, without the voluntary fee waivers. For the year ended March 31, 2015, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 7.03% and 10.95%, respectively, without the voluntary fee waivers.

(5)	Numbers prior to March 31, 2017 were updated due to the retrospective application of the new accounting pronouncements (ASU 2015-03 and ASU 2015-15) adopted as of April 1, 2016.

(6)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the asset coverage per unit.

Note 13. Selected Quarterly Financial Data
The following table sets forth selected financial data for each quarter within the three years ended March 31, 2019:

	Investment Income		Net Investment Income		Net Realized And Change in Unrealized Gains (Losses)		Net Increase (Decrease) in Net Assets from Operations — Basic
Quarter Ended	Total	Per Share*	Total	Per Share*	Total	Per Share*	Total	Per Share*
March 31, 2019	$61,410	$0.89	$32,552	$0.47	$(708)	$(0.01)	$31,844	$0.46
December 31, 2018	64,041	0.91	31,487	0.45	(32,655)	(0.47)	(1,178)	(0.02)
September 30, 2018	66,034	0.93	32,163	0.45	(4,134)	(0.06)	28,029	0.39
June 30, 2018	63,591	0.88	31,548	0.44	(18,298)	(0.25)	13,250	0.18
March 31, 2018	61,489	0.85	31,942	0.44	(11,315)	(0.16)	20,627	0.29
December 31, 2017	64,753	0.90	33,968	0.47	(28,134)	(0.39)	5,834	0.08
September 30, 2017	66,398	0.92	34,157	0.47	(2,370)	(0.03)	31,787	0.44
June 30, 2017	66,647	0.92	33,320	0.47	(4,539)	(0.06)	28,781	0.40
March 31, 2017	66,297	0.92	37,290	0.52	(29,238)	(0.40)	8,052	0.11
December 31, 2016	68,071	0.94	36,352	0.50	(25,062)	(0.35)	11,290	0.16
September 30, 2016	69,026	0.96	39,537	0.55	1,577	0.02	41,114	0.57
June 30, 2016	76,469	1.06	36,064	0.50	(78,150)	(1.08)	(42,086)	(0.58)
____________________

*	Totals may not foot due to rounding.
Note 14. Subsequent Events
Management has evaluated subsequent events through the date of issuance of these financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the financial statements other than those disclosed below.
Effective April 4, 2019, the Company’s asset coverage ratio test was reduced from 200% to 150% as set forth in Section 61(a)(2) of the Investment Company Act of 1940, as amended by The Small Business Credit Availability Act.
During the period from April 1, 2019 through May 15, 2019, the Company repurchased 44,534 shares at a weighted average price per share of $15.23, inclusive of commissions, for total cost of $678, leaving a maximum of $78,391 available for future purchases under Repurchase Plans.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

On May 16, 2019, at an in-person meeting, the Board of Directors, including a majority of the directors who are not “interested persons” of the Company as defined in the Investment Company Act of 1940, voted to approve the continuation of the Company’s investment advisory management agreement through May 15, 2020.
On May 16, 2019, the Board of Directors declared a distribution of $0.45 per share, payable on July 5, 2019 to stockholders of record as of June 20, 2019.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2019 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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
Changes in Internal Control Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2019 Annual Stockholder Meeting, to be filed with the SEC within 120 days after March 31, 2019, and is incorporated herein by reference.
Item 11. Executive Compensation
Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2019 Annual Stockholder Meeting, to be filed with the SEC within 120 days after March 31, 2019, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2019 Annual Stockholder Meeting, to be filed with the SEC within 120 days after March 31, 2019, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2019 Annual Stockholder Meeting, to be filed with the SEC within 120 days after March 31, 2019, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2019 Annual Stockholder Meeting, to be filed with the SEC within 120 days after March 31, 2019, and is incorporated herein by reference.

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

3.
Exhibits – The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

3.1(a)	Articles of Amendment (1)
3.1(b)	Articles of Amendment and Restatement (11)
3.1(c)	Articles of Amendment (15)
3.2	Fifth Amended and Restated Bylaws (12)
4.1	Form of Stock Certificate (4)
4.2	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Registrant have been omitted but will be furnished to the SEC upon request.
4.3	Indenture, dated as of October 9, 2012, between the Registrant and U.S. Bank National Association, as Trustee (8)
4.4	First Supplemental Indenture, dated as of October 9, 2012, relating to the 6.625% Senior Notes due 2042, between the Registrant and U.S. Bank National Association, as Trustee (8)
4.5	Second Supplemental Indenture, dated as of June 17, 2013, relating to the 6.875% Senior Notes due 2043, between the Registrant and U.S. Bank National Association, as Trustee (9)
4.6	Form of 6.875% Senior Notes due 2043 (contained in the Second Supplemental Indenture filed as Exhibit 4.6 hereto) (9)
4.7	Fourth Supplemental Indenture, dated as of March 3, 2015, relating to the 5.250% Notes due 2025, between the Registrant and U.S. Bank National Association, as Trustee (10)
4.8	Form of 5.250% Notes due 2025 (contained in the Fourth Supplemental Indenture filed as Exhibit 4.8 hereto) (10)
10.1	Third Amended and Restated Investment Advisory Management Agreement between the Registrant and Apollo Investment Management, L.P. (13)
10.2	Second Amended and Restated Administration Agreement between the Registrant and Apollo Investment Administration, LLC (3)
10.3	Dividend Reinvestment Plan (4)
10.4	Custodian Agreement (2)
10.5	Amended and Restated Trademark License Agreement between the Registrant and Apollo Management Holdings, L.P., dated as of May 14, 2012 (7)
10.6	Form of Transfer Agency and Service Agreement (2)
10.8	Amended and Restated Senior Secured Revolving Credit Agreement, dated as of December 22, 2016 (5)
10.9	Amended and Restated Senior Secured Revolving Credit Agreement, dated November 19, 2018 (14)
10.10	Fee Offset Agreement, dated as of January 16, 2019 (16)
11.1	Computation of Per Share Earnings (included in the notes to the financial statements contained in this annual report)
12.1	Computation of Ratios (included in the notes to the financial statements contained in this annual report)
14.1	Amended and Restated Code of Ethics (6)
21.1	Subsidiaries of the Registrant (included in the notes to the financial statements contained in this annual report)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
99.1	Audited Financial Statements of Merx Aviation Finance LLC as of and for the year ended March 31, 2019*
_________________________

*	Filed herewith.

(1)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on June 20, 2005.

(2)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 3 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 1, 2004.

(3)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-K, filed on May 18, 2018.

(4)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on March 12, 2004.

(5)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on December 27, 2016.

(6)	Incorporated by reference from the Registrant’s Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on October 7, 2008.

(7)	Incorporated by reference from the Registrant’s Form 10-K, filed on May 23, 2012.

(8)	Incorporated by reference to Exhibits 4.1 and 4.2 as applicable, to the Registrant’s Form 8-K, filed on October 9, 2012.

(9)	Incorporated by reference to Exhibit 4.1 as applicable, to the Registrant’s Form 8-K, filed on June 17, 2013.

(10)	Incorporated by reference to Exhibit 4.1 as applicable, to the Registrant’s Form 8-K, filed on March 3, 2015.

(11)	Incorporated by reference from the Registrant’s post-effective amendments No.1 to the Registration Statement under the Securities Act of 1933, as amended, on form N-2, filed on August 14, 2006.

(12)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, filed on May 18, 2018.

(13)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on August 10, 2018.

(14)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on November 20, 2018.

(15)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on December 3, 2018.

(16)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q, filed on February 6, 2019.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 16, 2019.

APOLLO INVESTMENT CORPORATION

By:	/s/ HOWARD WIDRA
Howard Widra
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ HOWARD WIDRA	/s/ GREGORY W. HUNT
Howard Widra	Gregory W. Hunt
Chief Executive Officer	Chief Financial Officer and Treasurer
(Principal Executive Officer)	(Principal Financial Officer)
May 16, 2019	May 16, 2019

/s/ AMIT JOSHI	/s/ JOHN J. HANNAN
Amit Joshi	John J. Hannan
Chief Accounting Officer and Assistant Treasurer	Chairman of the Board of Directors, Director
(Principal Accounting Officer)	May 16, 2019
May 16, 2019

/s/ R. RUDOLPH REINFRANK	/s/ BARBARA MATAS
R. Rudolph Reinfrank	Barbara Matas
Director	Director
May 16, 2019	May 16, 2019

/s/ CARL SPIELVOGEL	/s/ JEANETTE W. LOEB
Carl Spielvogel	Jeanette W. Loeb
Director	Director
May 16, 2019	May 16, 2019

/s/ ELLIOT STEIN, JR.	/s/ FRANK C. PULEO
Elliot Stein, Jr.	Frank C. Puleo
Director	Director
May 16, 2019	May 16, 2019

/s/ BRADLEY J. WECHSLER	/s/ JAMES C. ZELTZER
Bradley J. Wechsler	James C. Zelter
Director	Director
May 16, 2019	May 16, 2019