Form 10-Q
period 2019-06-30
APOLLO INVESTMENT CORP
filed 2019-08-06
CIK 1278752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 5, 2019 was 67,791,343.

APOLLO INVESTMENT CORPORATION

PART I. FINANCIAL INFORMATION
In this report, the terms the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” and “our” refer to Apollo Investment Corporation unless the context specifically states otherwise.
Item 1. Financial Statements
APOLLO INVESTMENT CORPORATION STATEMENTS OF ASSETS AND LIABILITIES (In thousands, except share and per share data)

	June 30, 2019	March 31, 2019
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost — $1,927,308 and $1,654,322, respectively)	$1,896,346	$1,627,406
Non-controlled/affiliated investments (cost — $66,238 and $67,072, respectively)	49,756	49,681
Controlled investments (cost — $689,577 and $736,717, respectively)	674,210	731,045
Cash and cash equivalents	29,210	36,280
Foreign currencies (cost — $1,353 and $4,963, respectively)	1,360	4,909
Receivable for investments sold	684	336
Interest receivable	25,693	24,280
Dividends receivable	4,067	3,748
Deferred financing costs	18,836	19,776
Prepaid expenses and other assets	268	336
Total Assets	$2,700,430	$2,497,797

Liabilities
Debt	$1,349,598	$1,128,686
Payable for investments purchased	—	677
Distributions payable	30,624	31,040
Management and performance-based incentive fees payable	9,539	8,880
Interest payable	10,404	5,818
Accrued administrative services expense	2,295	2,983
Other liabilities and accrued expenses	7,260	7,086
Total Liabilities	$1,409,720	$1,185,170
Commitments and contingencies (Note 10)
Net Assets	$1,290,710	$1,312,627

Net Assets
Common stock, $0.001 par value (400,000,000 shares authorized; 67,927,353 and 68,876,986 shares issued and outstanding, respectively)	$68	$69
Capital in excess of par value	2,140,715	2,155,836
Accumulated under-distributed (over-distributed) earnings	(850,073)	(843,278)
Net Assets	$1,290,710	$1,312,627

Net Asset Value Per Share	$19.00	$19.06

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except per share data)

	Three Months Ended June 30,
	2019	2018
Investment Income
Non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$47,004	$39,443
Dividend income	62	—
PIK interest income	4,706	1,250
Other income	937	1,403
Non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	—	—
Dividend income	319	312
PIK interest income	—	—
Other income	—	—
Controlled investments:
Interest income (excluding PIK interest income)	12,638	14,490
Dividend income	—	5,265
PIK interest income	850	1,428
Other income	—	—
Total Investment Income	$66,516	$63,591
Expenses
Management fees	$9,539	$8,873
Performance-based incentive fees	—	7,423
Interest and other debt expenses	17,511	13,576
Administrative services expense	1,725	1,638
Other general and administrative expenses	3,305	2,533
Total expenses	32,080	34,043
Management and performance-based incentive fees waived	—	(1,856)
Expense reimbursements	(98)	(144)
Net Expenses	$31,982	$32,043
Net Investment Income	$34,534	$31,548
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$(9)	$(9,946)
Non-controlled/affiliated investments	1,089	—
Controlled investments	—	—
Option contracts	—	(13,209)
Foreign currency transactions	202	(28)
Net realized gains (losses)	1,282	(23,183)
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	(4,046)	(5,123)
Non-controlled/affiliated investments	910	(865)
Controlled investments	(9,696)	8,579
Option contracts	—	(567)
Foreign currency translations	845	2,861
Net change in unrealized gains (losses)	(11,987)	4,885
Net Realized and Change in Unrealized Gains (Losses)	$(10,705)	$(18,298)
Net Increase (Decrease) in Net Assets Resulting from Operations	$23,829	$13,250
Earnings Per Share — Basic	$0.35	$0.18

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF CHANGES IN NET ASSETS (Unaudited) (In thousands, except share data)

	Three Months Ended June 30,
	2019	2018
Operations
Net investment income	$34,534	$31,548
Net realized gains (losses)	1,282	(23,183)
Net change in unrealized gains (losses)	(11,987)	4,885
Net Increase in Net Assets Resulting from Operations	$23,829	$13,250

Distributions to Stockholders
Distribution of net investment income	$(30,624)	$(32,293)
Distribution of return of capital	—	—
Net Decrease in Net Assets Resulting from Distributions to Stockholders	$(30,624)	$(32,293)

Capital Share Transactions
Repurchase of common stock	$(15,122)	$(7,877)
Net Decrease in Net Assets Resulting from Capital Share Transactions	$(15,122)	$(7,877)

Net Assets
Net decrease in net assets during the period	$(21,917)	$(26,920)
Net assets at beginning of period	1,312,627	1,418,086
Net Assets at End of Period	$1,290,710	$1,391,166

Capital Share Activity
Shares repurchased during the period	(949,633)	(462,267)
Shares issued and outstanding at beginning of period	68,876,986	72,104,032
Shares Issued and Outstanding at End of Period	67,927,353	71,641,765

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Three Months Ended June 30,
	2019	2018
Operating Activities
Net increase in net assets resulting from operations	$23,829	$13,250
Net realized (gains) losses	(1,282)	23,183
Net change in unrealized (gains) losses	11,987	(4,885)
Net amortization of premiums and accretion of discounts on investments	(2,125)	(1,536)
Accretion of discount on notes	148	148
Amortization of deferred financing costs	1,266	1,165
Increase in gains/(losses) from foreign currency transactions	201	(28)
PIK interest and dividends capitalized	(4,883)	(1,983)
Changes in operating assets and liabilities:
Purchases of investments	(435,936)	(389,324)
Proceeds from sales and repayments of investments	217,988	94,019
Purchases of option contracts	—	(13,277)
Proceeds from option contracts	—	288
Net settlement of option contracts	—	2,265
Decrease (increase) in interest receivable	(1,402)	(1,142)
Decrease (increase) in dividends receivable	(319)	(5,265)
Decrease (increase) in prepaid expenses and other assets	68	(382)
Increase (decrease) in management and performance-based incentive fees payable	659	921
Increase (decrease) in interest payable	4,586	4,874
Increase (decrease) in accrued administrative services expense	(688)	(932)
Increase (decrease) in other liabilities and accrued expenses	174	107
Net Cash Used in Operating Activities	$(185,729)	$(278,534)
Financing Activities
Issuances of debt	$333,892	$328,918
Payments of debt	(112,497)	(13,500)
Financing costs paid and deferred	(184)	—
Repurchase of common stock	(15,122)	(7,877)
Distributions paid	(31,040)	(32,447)
Net Cash Provided by Financing Activities	$175,049	$275,094

Cash, Cash Equivalents, Foreign Currencies and Collateral on Option Contracts
Net increase (decrease) in cash, cash equivalents, foreign currencies and collateral on option contracts during the period	$(10,680)	$(3,440)
Effect of foreign exchange rate changes on cash and cash equivalents	61	(14)
Cash, cash equivalents, foreign currencies and collateral on option contracts at beginning of period	41,189	20,349
Cash, Cash Equivalents, Foreign Currencies and Collateral on Option Contracts at the End of Period	$30,570	$16,895

Supplemental Disclosure of Cash Flow Information
Cash interest paid	$11,528	$7,437

Non-Cash Activity
PIK income	$5,556	$2,678

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (29)	Fair Value (1) (30)
Advertising, Printing & Publishing
A-L Parent LLC	Second Lien Secured Debt	9.66% (1M L+725, 1.00% Floor)	12/02/24	$5,536	$5,498	$5,501	(10)
Simplifi Holdings, Inc.	First Lien Secured Debt	7.40% (1M L+500, 1.00% Floor)	09/28/22	24,691	24,317	24,444	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/28/22	2,400	(47)	(24)	(8)(9)(21)(23)
					24,270	24,420
Total Advertising, Printing & Publishing					$29,768	$29,921
Aerospace & Defense
Erickson Inc	First Lien Secured Debt - Revolver	9.82% (3M L+750, 1.00% Floor)	04/28/22	$30,313	$30,313	$29,782	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/28/22	8,251	(318)	(144)	(8)(9)(21)(23)
	First Lien Secured Debt - Letters of Credit	7.50%	7/15/19 - 10/01/20	6,436	—	(113)	(8)(9)(23)
					29,995	29,525
ILC Dover LP	Second Lien Secured Debt	10.70% (6M L+850, 1.00% Floor)	06/28/24	20,000	19,652	19,650
PAE Holding Corporation	Second Lien Secured Debt	11.83% (3M L+950, 1.00% Floor)	10/20/23	28,097	27,570	27,745	(10)
Total Aerospace & Defense					$77,217	$76,920
Automotive
Accelerate Parent Corp.	Common Equity/Interests - Common Stock	N/A	N/A	1,664,046 Shares	$1,714	$—	(13)(28)
Arlington Industries Group Limited	First Lien Secured Debt	5.97% (1M GBP L+525, 0.50% Floor)	03/29/24	£1,300	1,637	1,622	(9)(17)
	First Lien Secured Debt	5.97% (1M GBP L+525, 0.50% Floor)	03/29/24	£6,780	8,629	8,461	(9)(17)
	First Lien Secured Debt	5.25% (1M E L+525, 0.50% Floor)	03/29/24	€3,297	3,693	3,682	(9)(17)
	First Lien Secured Debt - Revolver	5.97% (1M GBP L+525, 0.50% Floor)	03/29/24	£687	871	858	(9)(17)(23)
	First Lien Secured Debt - Unfunded Revolver	1.25% Unfunded	03/29/24	£1,104	(68)	(27)	(8)(9)(17)(21)(23)
	First Lien Secured Debt - Revolver	5.25% (1M E L+525, 0.50% Floor)	03/29/24	€1,027	1,155	1,147	(9)(17)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	03/29/24	£1,300	(33)	(32)	(8)(9)(17)(21)(23)
					15,884	15,711
Crowne Automotive
Vari-Form Group, LLC	First Lien Secured Debt	L+11.00% (7.00% Cash plus 4.00% PIK)	02/02/23	$5,860	5,382	938	(9)(13)(14)
Vari-Form Inc.	First Lien Secured Debt	L+11.00% (7.00% Cash plus 4.00% PIK)	02/02/23	2,446	2,604	391	(9)(13)(14)
					7,986	1,329
K&N Parent, Inc.	Second Lien Secured Debt	11.15% (1M L+875, 1.00% Floor)	10/21/24	23,765	23,444	23,289	(10)
Total Automotive					$49,028	$40,329
Aviation and Consumer Transport
Merx Aviation Finance, LLC (5)	First Lien Secured Debt - Revolver	12.00%	10/31/23	$325,200	$325,200	$325,200	(23)
	First Lien Secured Debt - Letter of Credit	2.25%	07/13/19	177	—	—	(23)
	Common Equity/Interests - Membership Interests	N/A	N/A	N/A	15,000	55,715
Total Aviation and Consumer Transport					$340,200	$380,915

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (29)	Fair Value (1) (30)
Beverage, Food & Tobacco
Eagle Foods Family Group, LLC	First Lien Secured Debt	9.12% (6M L+650, 1.00% Floor)	06/14/24	$24,333	$24,107	$23,968	(9)
	First Lien Secured Debt	8.82% (3M L+650, 1.00% Floor)	06/14/24	417	413	410	(9)
	First Lien Secured Debt - Revolver	9.12% (6M L+650, 1.00% Floor)	06/14/23	917	917	903	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/14/23	2,833	(33)	(43)	(8)(9)(21)(23)
					25,404	25,238
Florida Food Group
Florida Food Products, Inc.	First Lien Secured Debt	9.15% (1M L+675, 1.00% Floor)	09/08/25	23,113	22,602	22,882	(9)
Florida Food Products, LLC	First Lien Secured Debt - Revolver	9.15% (1M L+675, 1.00% Floor)	09/06/23	1,473	1,473	1,458	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/06/23	240	(36)	(2)	(8)(9)(21)(23)
					1,437	1,456
IC Holdings LLC	Common Equity - Series A Units	N/A	N/A	169 Shares	169	169	(9)(13)
THLP CO. LLC	First Lien Secured Debt	7.90% (1M L+550, 1.00% Floor)	05/30/25	19,562	19,176	19,171	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	05/31/24	4,494	(88)	(90)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	05/30/25	5,618	(54)	(112)	(8)(9)(21)(23)
					19,034	18,969
TNT Crust LLC	First Lien Secured Debt	8.65% (1M L+625, 1.00% Floor)	11/06/23	9,060	8,903	8,879	(9)
	First Lien Secured Debt	7.63% (1M L+525, 1.00% Floor)	11/06/23	10,403	10,196	10,195	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/06/23	3,252	(61)	(65)	(8)(9)(21)(23)
	Common Equity - Series A Units	N/A	N/A	244 Shares	30	321	(9)(13)
					19,068	19,330
Wm. Bolthouse Farms, Inc.	Common Equity - Common Stock	N/A	N/A	1,000,000 Shares	1,000	1,000	(13)
Total Beverage, Food & Tobacco					$88,714	$89,044
Business Services
Access CIG, LLC	Second Lien Secured Debt	10.07% (3M L+775)	02/27/26	$15,900	$15,776	$15,811	(10)
Aero Operating LLC	First Lien Secured Debt	9.65% (1M L+725, 1.00% Floor)	12/29/22	36,803	36,140	36,435	(9)
	First Lien Secured Debt - Unfunded Revolver	1.00% Unfunded	12/29/22	3,773	(84)	(38)	(8)(9)(21)(23)
	First Lien Secured Debt - Letters of Credit	L+400	04/30/20 - 06/21/20	1,039	—	(10)	(8)(9)(23)
					36,056	36,387
Ambrosia Buyer Corp.	Second Lien Secured Debt	10.20% (6M L+800, 1.00% Floor)	08/28/25	21,429	21,016	20,885
Claritas, LLC	First Lien Secured Debt	8.33% (1M L+600, 1.00% Floor)	12/21/23	3,919	3,883	3,880	(9)
	First Lien Secured Debt - Revolver	8.40% (1M L+600, 1.00% Floor)	12/21/23	129	129	128	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/21/23	902	(10)	(9)	(8)(9)(21)(23)
					4,002	3,999
Continuum Global Solutions, LLC	First Lien Secured Debt - Revolver	7.90% (1M L+550, 1.00% Floor)	02/15/22	941	941	922	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	02/15/22	9,829	(189)	(197)	(8)(9)(21)(23)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (29)	Fair Value (1) (30)
	Preferred Equity - Preferred Equity	N/A	N/A	620 Shares	62	62	(9)(13)
					814	787
CT Technologies Intermediate Holdings, Inc	First Lien Secured Debt	6.65% (1M L+425, 1.00% Floor)	12/01/21	4,449	3,896	3,804	(9)(10)
	Second Lien Secured Debt	11.40% (1M L+900, 1.00% Floor)	12/01/22	31,253	30,677	28,128	(9)
					34,573	31,932
Education Personnel	First Lien Secured Debt	5.55% (3M GBP L+475, 0.50% Floor)	08/31/24	£4,118	5,225	5,192	(9)(17)
	First Lien Secured Debt - Revolver	5.55% (3M GBP L+475, 0.50% Floor)	08/31/24	£1,471	1,866	1,854	(9)(17)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.66% Unfunded	08/31/24	£4,412	—	—	(9)(17)(21)(23)
					7,091	7,046
Electro Rent Corporation	Second Lien Secured Debt	11.52% (2M L+900, 1.00% Floor)	01/31/25	34,235	33,456	33,551	(9)
Jacent Strategic Merchandising	First Lien Secured Debt	8.33% (3M L+575, 1.00% Floor)	04/23/24	22,750	22,422	22,750	(9)
	First Lien Secured Debt - Revolver	8.08% (3M L+575, 1.00% Floor)	04/23/24	467	467	467	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/23/24	3,033	(51)	—	(9)(21)(23)
	Common Equity/Interests - Membership Interests	N/A	N/A	5,000 Shares	500	500	(9)(13)
					23,338	23,717
McLarens Global Ltd.
Margaux Acquisition Inc.	First Lien Secured Debt	8.32% (3M L+600, 1.00% Floor)	12/19/24	18,943	18,623	18,754	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/19/24	1,601	(29)	(16)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	12/19/24	4,461	(106)	(45)	(8)(9)(21)(23)
Margaux UK Finance Limited	First Lien Secured Debt	7.00% (3M GBP L+600, 1.00% Floor)	12/19/24	£5,940	7,369	7,485	(9)(17)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/19/24	£541	(12)	(7)	(8)(9)(17)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	12/19/24	£1,353	(31)	(17)	(8)(9)(17)(21)(23)
					25,814	26,154
Ministry Brands, LLC	Second Lien Secured Debt	11.58% (3M L+925, 1.00% Floor)	6/2/2023	10,000	9,908	10,050
Newscycle Solutions, Inc.	First Lien Secured Debt	9.40% (1M L+700, 1.00% Floor)	12/29/22	16,427	16,140	16,263	(9)
	First Lien Secured Debt - Revolver	9.40% (1M L+700, 1.00% Floor)	12/29/22	320	320	317	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/29/22	180	(9)	(2)	(8)(9)(21)(23)
					16,451	16,578
PSI Services, LLC	First Lien Secured Debt	7.40% (1M L+500, 1.00% Floor)	01/20/23	4,563	4,495	4,540	(9)
	First Lien Secured Debt - Revolver	10.50% (P+500, 1.00% Floor)	01/20/22	278	278	277	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	01/20/22	£47	—	—	(8)(9)(21)(23)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (29)	Fair Value (1) (30)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	01/20/22	119	(5)	(1)	(8)(9)(21)(23)
	Second Lien Secured Debt	11.40% (1M L+900, 1.00% Floor)	01/20/24	37,893	37,154	37,926	(9)
					41,922	42,742
RA Outdoors, LLC	First Lien Secured Debt	7.15% (1M L+475, 1.00% Floor)	09/11/24	7,120	7,014	6,942	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/09/22	1,176	(15)	(24)	(8)(9)(21)(23)
	First Lien Secured Debt - Letter of Credit	4.75%	08/28/19	24	—	—	(8)(9)(23)
	Second Lien Secured Debt	11.15% (1M L+875, 1.00% Floor)	09/11/25	34,200	33,536	33,174	(9)
					40,535	40,092
STG-Fairway Acquisitions, Inc.	Second Lien Secured Debt	11.65% (1M L+925, 1.00% Floor)	06/30/23	15,000	14,811	14,400
TGG TS Acquisition Company	First Lien Secured Debt - Revolver	8.90% (1M L+650)	12/14/23	290	290	283	(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/14/23	1,460	—	(37)	(8)(21)(23)
					290	246
Transplace Holdings, Inc.	Second Lien Secured Debt	11.15% (1M L+875, 1.00% Floor)	10/06/25	8,599	8,429	8,427	(10)
U.S. Legal Support
USLS Acquisition, Inc.	First Lien Secured Debt	8.19% (3M L+575, 1.00% Floor)	12/02/24	19,999	19,638	19,616	(9)
	First Lien Secured Debt	8.08% (3M L+575, 1.00% Floor)	12/02/24	1,738	1,721	1,704	(9)
	First Lien Secured Debt - Revolver	8.08% (3M L+575)	12/02/24	536	536	526	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/02/24	986	(29)	(19)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	12/02/24	2,948	(42)	(53)	(8)(9)(21)(23)
	First Lien Secured Debt - Letter of Credit	5.75%	10/15/19 - 06/06/20	86	—	(1)	(8)(9)(23)
US Legal Support Investment Holdings, LLC	Common Equity/Interests - Series A-1 Units	N/A	N/A	631,972 Shares	632	684	(9)(13)
					22,456	22,457
Vertafore, Inc.	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/30/23	14,576	(1,381)	(1,676)	(8)(21)(23)
	First Lien Secured Debt - Letter of Credit	3.25%	01/17/20	424	—	(49)	(8)(23)
					(1,381)	(1,725)
Total Business Services					$355,357	$353,536
Chemicals, Plastics & Rubber
Carbon Free Chemicals
Carbonfree Caustic SPE LLC	First Lien Secured Debt	5.00%	12/31/21	$11,200	$11,200	$11,200
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)	First Lien Secured Debt	5.22% PIK	12/31/21	50,305	50,305	43,732
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	12/31/21	1,911	—	—	(21)(23)
	Common Equity/Interests - Membership Interests	N/A	N/A	9,000,000 Shares	9,000	—	(13)
					70,505	54,932

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (29)	Fair Value (1) (30)
Hare Bidco, Inc.	Second Lien Secured Debt	9.75% (3M E+875)	08/01/24	€13,574	14,475	15,304
Westfall Technik, Inc.	First Lien Secured Debt	7.83% (3M L+550, 1.00% Floor)	09/13/24	15,132	14,953	14,981	(9)
	First Lien Secured Debt - Revolver	8.04% (3M L+550, 1.00% Floor)	09/13/24	1,077	1,077	1,066	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/13/24	942	(35)	(9)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	09/13/24	13,774	(225)	(138)	(8)(9)(21)(23)
					15,770	15,900
Total Chemical, Plastics & Rubber					$100,750	$86,136
Construction & Building
Englert
Gutter Buyer, Inc.	First Lien Secured Debt	8.66% (1M L+625, 1.00% Floor)	03/06/25	$23,864	$23,298	$23,276	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/06/24	2,727	(64)	(67)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	03/06/25	3,409	(48)	(50)	(8)(9)(21)(23)
Gutter Holdings, LP	Common Equity/Interests - Membership Interests	N/A	N/A	500 Shares	500	551	(9)(13)
Total Construction & Building					$23,686	$23,710
Consumer Goods – Durable
Hayward Industries, Inc.	Second Lien Secured Debt	10.65% (1M L+825)	08/04/25	$21,919	$21,661	$21,590
KDC US Holdings	First Lien Secured Debt - Revolver	7.75% (P+225)	12/21/23	1,445	1,445	1,323	(23)
	First Lien Secured Debt - Unfunded Revolver	0.25% Unfunded	12/21/23	4,471	—	(376)	(8)(21)(23)
	First Lien Secured Debt - Letters of Credit	3.25%	12/31/19 - 03/08/20	104	—	(9)	(8)(23)
					1,445	938
KLO Holdings
9357-5991 Quebec Inc.	First Lien Secured Debt	10.25% (1M L+775)	04/07/22	8,763	8,702	7,447	(13)(14)
KLO Acquisition LLC	First Lien Secured Debt	10.25% (1M L+775)	04/07/22	5,073	5,038	4,311	(13)(14)
					13,740	11,758
Project Comfort Buyer, Inc.	First Lien Secured Debt	9.81% (6M L+700, 1.00% Floor)	02/03/25	23,621	22,960	23,384	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	02/01/24	3,462	(95)	(35)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	02/03/25	2,308	(32)	(23)	(8)(9)(21)(23)
	Preferred Equity - Preferred Equity	N/A	N/A	461,538 Shares	462	508	(9)(13)
					23,295	23,834
Sorenson Holdings, LLC	Common Equity/Interests - Membership Interests	N/A	N/A	587 Shares	—	477	(10)(13)
Total Consumer Goods - Durable					$60,141	$58,597
Consumer Goods – Non-durable
ABG Intermediate Holdings 2, LLC	Second Lien Secured Debt	10.15% (1M L+775, 1.00% Floor)	09/29/25	$7,229	$7,205	$7,162	(10)
BIG Buyer, LLC	First Lien Secured Debt	8.90% (1M L+650, 1.00% Floor)	11/20/23	29,190	28,419	28,898	(9)
	First Lien Secured Debt - Revolver	8.90% (1M L+650, 1.00% Floor)	11/20/23	361	361	357	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/20/23	1,444	(48)	(14)	(8)(9)(21)(23)
					28,732	29,241

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)		Cost (29)	Fair Value (1) (30)
Lion Cashmere Midco Limited	First Lien Secured Debt	8.42% (6M L+575, 1.00% Floor)	03/21/25		13,053	12,835	12,694	(9)(17)
	First Lien Secured Debt - Revolver	6.25% (E+525, 1.00% Floor)	03/21/24		€225	256	250	(9)(17)(23)
	First Lien Secured Debt - Unfunded Revolver	1.8375% Unfunded	03/21/24		€960	(22)	(30)	(8)(9)(17)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	2.0125% Unfunded	03/21/25		€2,372	(45)	(74)	(8)(9)(17)(21)(23)
						13,024	12,840
Protein For Pets Opco, LLC	First Lien Secured Debt	7.52% (3M L+500, 1.00% Floor)	11/28/25		12,781	12,529	12,525	(9)
	First Lien Secured Debt - Revolver	7.38% (1M L+500, 1.00% Floor)	05/31/24		178	178	174	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	05/31/24		2,041	(57)	(41)	(8)(9)(21)(23)
						12,650	12,658
Reddy Ice Corporation	First Lien Secured Debt	9.94% (1M L+750, 1.00% Floor)	06/30/23		32,583	32,196	32,583	(9)
	First Lien Secured Debt - Revolver	12.00% (P+650)	06/30/23		2,049	2,049	2,049	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/30/23		295	(35)	—	(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	3.75% Unfunded	06/30/23		1,337	(10)	—	(9)(21)(23)
	First Lien Secured Debt - Letters of Credit	4.50%	04/05/20 - 04/10/20		575	—	—	(9)(23)
						34,200	34,632
Sequential Brands Group, Inc.	Second Lien Secured Debt	11.15% (1M L+875)	02/07/24		12,965	12,866	12,835	(17)
Total Consumer Goods - Non-Durable						$108,677	$109,368
Consumer Services
1A Smart Start LLC	Second Lien Secured Debt	10.65% (1M L+825, 1.00% Floor)	08/22/22		$25,100	$24,761	$24,729
First Heritage Credit, LLC	First Lien Secured Debt	7.15% (1M L+475)	04/02/22		16,500	16,349	16,331	(9)
	First Lien Secured Debt - Revolver	7.90% (1M L+550)	04/02/22		804	804	797	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/02/22		2,946	(34)	(28)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	04/02/22		9,750	(89)	(100)	(8)(9)(21)(23)
						17,030	17,000
Nemo (BC) Bidco Pty Ltd	First Lien Secured Debt	7.18% (1M BBSW+575, 1.00% Floor)	04/06/24	A$	6,768	4,912	4,654	(17)
	First Lien Secured Debt - Unfunded Delayed Draw	2.59% Unfunded	04/06/24	A$	232	(9)	(3)	(8)(17)(21)(23)
						4,903	4,651
Paper Source, Inc.	First Lien Secured Debt	9.52% (3M L+700, 1.00% Floor)	05/22/24		11,918	11,685	11,679	(9)
	First Lien Secured Debt - Revolver	11.50% (P+600)	05/22/24		1,274	1,274	1,248	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	05/22/24		1,808	(60)	(36)	(8)(9)(21)(23)
						12,899	12,891
Pinstripe Holdings, LLC	First Lien Secured Debt	8.41% (2M L+600)	01/17/25		6,983	6,853	6,878
Tidewater Consumer Receivables, LLC	First Lien Secured Debt	8.15% (1M L+575)	12/28/23		11,333	11,231	11,220	(9)(17)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (29)	Fair Value (1) (30)
	First Lien Secured Debt - Revolver	8.15% (1M L+575)	12/28/23	792	792	784	(9)(17)(23)
	First Lien Secured Debt - Unfunded Revolver	0.00% Unfunded	12/28/23	1,542	(10)	(15)	(8)(9)(17)(21)(23)
					12,013	11,989
U.S. Auto Finance, Inc.	First Lien Secured Debt	7.07% (3M L+475)	04/17/22	11,000	10,963	10,956	(9)
	First Lien Secured Debt - Revolver	7.82% (3M L+550)	04/17/22	8,652	8,652	8,614	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/17/22	11,348	(97)	(50)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	04/17/22	9,000	(56)	(41)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	2.00% Unfunded	12/31/20	2,000	(54)	(54)	(8)(9)(21)(23)
					19,408	19,425
Total Consumer Services					$97,867	$97,563
Containers, Packaging & Glass
Sprint Industrial Holdings, LLC	Second Lien Secured Debt	13.5% PIK	11/14/19	$22,505	$22,141	$22,289
	Common Equity/Interests - Warrants	N/A	N/A	7,341 Warrants	—	—	(13)(26)
					22,141	22,289
TricorBraun Holdings, Inc.	First Lien Secured Debt - Revolver	7.75% (P+225)	11/30/21	1,418	1,418	1,419	(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/30/21	4,208	(245)	—	(21)(23)
					1,173	1,419
Total Containers, Packaging & Glass					$23,314	$23,708
Diversified Investment Vehicles, Banking, Finance, Real Estate
Alera Group Intermediate Holdings	First Lien Secured Debt	6.90% (1M L+450)	08/01/25	$19,950	$19,786	$19,962	(10)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	08/01/25	8,000	(68)	(72)	(8)(21)(23)
					19,718	19,890
Compu-Link Corporation	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/11/24	2,273	(51)	(51)	(8)(9)(21)(23)
Exeter Property Group, LLC	First Lien Secured Debt	6.90% (1M L+450)	08/28/24	4,808	4,740	4,738	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/28/24	192	(3)	(3)	(8)(9)(21)(23)
					4,737	4,735
Flock SPV I, LLC	First Lien Secured Debt	8.90% (1M L+650)	08/30/22	9,333	9,270	9,223	(9)(17)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/30/22	1,333	(11)	(16)	(8)(9)(17)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	08/30/22	9,333	(84)	(111)	(8)(9)(17)(21)(23)
					9,175	9,096
Golden Bear 2016-R, LLC (4)	Structured Products and Other - Membership Interests	N/A	09/20/42	—	16,646	12,961	(3)(17)
Mayfield Agency Borrower Inc.	Second Lien Secured Debt	10.90% (1M L+850)	03/02/26	5,000	4,937	4,944	(10)
Peer Advisors, LLC	First Lien Secured Debt	7.30% (1M L+550, 1.00% Floor)	06/11/24	22,727	22,222	22,216	(9)
Purchasing Power, LLC	First Lien Secured Debt	7.90% (1M L+550)	08/09/19	13,906	13,906	13,888	(9)
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (29)	Fair Value (1) (30)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/09/19	2,343	(1)	(3)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	08/09/19	2,702	(6)	(4)	(8)(9)(21)(23)
					13,899	13,881
Taupo River II, LLC	First Lien Secured Debt	7.57% (3M L+525, 1.00% Floor)	06/08/20	14,000	13,965	13,964	(9)(17)
Ten-X, LLC	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/29/22	4,680	(274)	(293)	(8)(21)(23)
Total Diversified Investment Vehicles, Banking, Finance, Real Estate					$104,974	$101,343
Energy – Electricity
AMP Solar Group, Inc. (4)	Common Equity/Interests - Class A Common Unit	N/A	N/A	243,646 Shares	$10,000	$6,485	(13)(17)
Renew Financial
AIC SPV Holdings II, LLC (4)	Preferred Equity - Preferred Stock	N/A	N/A	534,375 Shares	534	639	(15)(17)
Renew Financial LLC (f/k/a Renewable Funding, LLC) (4)	Preferred Equity - Series B Preferred Stock	N/A	N/A	1,505,868 Shares	8,343	14,844	(13)
	Preferred Equity - Series D Preferred Stock	N/A	N/A	436,689 Shares	5,568	5,955	(13)
Renew JV LLC (4)	Common Equity/Interests - Membership Interests	N/A	N/A	N/A	1,827	2,696	(13)(17)
					16,272	24,134
Solarplicity Group
Solarplicity Group Limited (4)	First Lien Secured Debt	N/A	11/30/22	£4,331	5,811	1,761	(3)(13)(17)
Solarplicity UK Holdings Limited	First Lien Secured Debt	4.00%	03/08/23	£5,562	7,637	6,983	(17)
	Preferred Equity - Preferred Stock	N/A	N/A	4,286 Shares	5,861	4,757	(2)(13)(17)
	Common Equity/Interests - Ordinary Shares	N/A	N/A	2,825 Shares	4	81	(2)(13)(17)
					19,313	13,582
Total Energy – Electricity					$45,585	$44,201
Energy – Oil & Gas
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.) (5)	First Lien Secured Debt	8.00% Cash (10.00% PIK Toggle)	03/29/20	$7,000	$7,000	$7,000
	Second Lien Secured Debt	10.00% PIK Toggle (8.00% Cash)	03/29/21	34,554	34,554	34,554
	Common Equity/Interests - Common Stock	N/A	N/A	5,000,000 Shares	30,078	681	(13)
					71,632	42,235
Pelican Energy, LLC (4)	Common Equity/Interests - Membership Interests	N/A	N/A	1,444 Shares	17,508	4,415	(13)(16)(17)
SHD Oil & Gas, LLC (5)	First Lien Secured Debt - Tranche C Note	12.00%	07/31/20	20,400	20,400	21,012
	First Lien Secured Debt - Tranche A Note	4.00%	07/31/20	45,457	45,457	46,821
	First Lien Secured Debt - Tranche B Note	3% PIK	07/31/20	82,577	44,380	31,683	(13)(14)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	07/31/20	1,600	—	—	(21)(23)
	Common Equity/Interests - Series A Units	N/A	N/A	7,600,000 Shares	1,411	—	(13)(16)
					111,648	99,516
Total Energy – Oil & Gas					$200,788	$146,166

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)		Cost (29)	Fair Value (1) (30)
Food & Grocery
Bumble Bee Foods
Bumble Bee Holdings, Inc.	First Lien Secured Debt	10.52% (3M L+800, 1.00% Floor)	08/15/23		$15,312	$15,083	$14,393
Connors Bros Clover Leaf Seafoods Company	First Lien Secured Debt	10.52% (3M L+800, 1.00% Floor)	08/15/23		4,338	4,273	4,078
Total Food & Grocery						$19,356	$18,471
Healthcare & Pharmaceuticals
Altasciences
9360-1367 Quebec Inc.	First Lien Secured Debt	8.77% (3M L+625, 1.00% Floor)	06/09/23	C$	2,375	$1,743	$1,749	(9)(17)
	First Lien Secured Debt	8.77% (3M L+625, 1.00% Floor)	06/09/23		$2,862	2,819	2,755	(9)(17)
Altasciences US Acquisition, Inc.	First Lien Secured Debt	8.77% (3M L+625, 1.00% Floor)	06/09/23		5,123	5,047	4,931	(9)
	First Lien Secured Debt	8.58% (3M L+625, 1.00% Floor)	06/09/23		920	920	885	(9)(27)
	First Lien Secured Debt - Revolver	8.56% (3M L+625, 1.00% Floor)	06/09/23		962	962	926	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.25% Unfunded	06/09/23		463	(21)	(17)	(8)(9)(21)(23)(27)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	06/09/23		1,931	(23)	(72)	(8)(9)(21)(23)(27)
						11,447	11,157
Amerivet Partners Management, Inc.	First Lien Secured Debt	8.15% (1M L+575, 1.00% Floor)	06/05/24		15,972	15,741	15,622	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/05/24		806	(17)	(18)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	06/05/24		10,162	(204)	(222)	(8)(9)(21)(23)
						15,520	15,382
Analogic Corporation	First Lien Secured Debt	8.40% (1M L+600, 1.00% Floor)	06/22/24		27,186	26,621	26,914	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/22/23		2,609	(52)	(26)	(8)(9)(21)(23)
						26,569	26,888
Aptevo Therapeutics Inc.	First Lien Secured Debt	10.00% (1M L+760, 0.50% Floor)	02/01/23		8,571	8,752	8,549	(9)
Argon Medical Devices Holdings, Inc.	Second Lien Secured Debt	10.40% (1M L+800, 1.00% Floor)	01/23/26		19,600	19,519	19,355	(10)
AVG Intermediate Holdings LLC	First Lien Secured Debt	10.38% (1M L+800, 1.00% Floor)	02/08/24		6,725	6,586	6,571	(9)
	First Lien Secured Debt	10.36% (1M L+800, 1.00% Floor)	02/08/24		1,993	1,993	1,948	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	02/08/24		4,507	(135)	(103)	(8)(9)(21)(23)
						8,444	8,416
BioClinica Holding I, LP	Second Lien Secured Debt	10.81% (3M L+825, 1.00% Floor)	10/21/24		24,612	24,264	23,012	(10)
Cerus Corporation	First Lien Secured Debt	7.85% (1M L+545, 1.80% Floor)	03/01/24		12,000	11,943	12,013	(9)(17)
	First Lien Secured Debt - Revolver	6.15% (1M L+375, 1.80% Floor)	03/01/24		188	188	188	(9)(17)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/01/24		312	(1)	—	(9)(17)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	03/01/24		9,000	(42)	—	(9)(17)(21)(23)
						12,088	12,201

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (29)	Fair Value (1) (30)
Emmes Corporation
Emmes Blocker, Inc.	Common Equity - Common Stock	N/A	N/A	306 Shares	306	306	(9)(13)
The Emmes Company, LLC	First Lien Secured Debt	7.90% (1M L+550, 1.00% Floor)	03/03/25	12,214	12,041	11,909	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/03/25	2,449	(35)	(61)	(8)(9)(21)(23)
					12,312	12,154
FPG Services, LLC	First Lien Secured Debt	7.95% (3M L+550, 1.00% Floor)	06/13/25	12,632	12,381	12,379	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/13/24	2,105	(42)	(42)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	06/13/25	5,263	(52)	(53)	(8)(9)(21)(23)
					12,287	12,284
GB001, Inc.	First Lien Secured Debt	8.55% (1M L+615, 2.00% Floor)	05/01/24	6,000	5,945	5,997	(9)(17)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	05/01/24	24,000	(232)	—	(9)(17)(21)(23)
					5,713	5,997
Genesis Healthcare, Inc.	First Lien Secured Debt	8.32% (3M L+600, 0.50% Floor)	03/06/23	25,000	24,724	24,733	(9)
	First Lien Secured Debt	13.32% (3M L+1100, 1.00% Floor)	03/06/23	5,478	5,417	5,397	(9)
	First Lien Secured Debt - Revolver	8.32% (3M L+600, 0.50% Floor)	03/06/23	19,059	19,059	18,862	(9)(23)
	First Lien Secured Debt - Revolver	5.57% (3M L+325, 0.50% Floor)	02/02/20	10,863	10,863	10,751	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/06/23	19,898	(430)	(206)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	02/02/20	11,050	(64)	(114)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	2.00% Unfunded	03/06/23	3,652	—	(54)	(8)(9)(21)(23)
					59,569	59,369
IMA Group Management Company, LLC	First Lien Secured Debt	7.83% (3M L+550, 1.00% Floor)	05/30/24	4,699	4,654	4,652
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	05/30/24	289	(3)	(3)	(8)(21)(23)
					4,651	4,649
Lanai Holdings III, Inc.	Second Lien Secured Debt	11.08% (3M L+850, 1.00% Floor)	08/28/23	17,391	17,082	16,087
LSCS Holdings, Inc	Second Lien Secured Debt	10.58% (3M L+825)	03/16/26	19,818	19,429	19,703
Maxor National Pharmacy Services, LLC	First Lien Secured Debt	7.83% (3M L+550, 1.00% Floor)	11/22/23	24,668	24,220	24,225	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/22/22	1,558	(26)	(27)	(8)(9)(21)(23)
					24,194	24,198
Orchard Therapeutics plc	First Lien Secured Debt	8.40% (1M L+600, 1.00% Floor)	05/24/24	8,333	8,292	8,292	(9)(17)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	05/24/24	16,667	(82)	(84)	(8)(9)(17)(21)(23)
					8,210	8,208
Partner Therapeutics, Inc	First Lien Secured Debt	9.05% (1M L+665, 1.00% Floor)	01/01/23	11,667	11,537	11,512	(9)
	Preferred Equity - Preferred Stock	N/A	N/A	55,556 Shares	333	333	(9)(13)
	Common Equity/Interests - Warrants	N/A	N/A	33,333 Warrants	135	89	(9)(13)
					12,005	11,934

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (29)	Fair Value (1) (30)
PHS Buyer, Inc.	First Lien Secured Debt	7.65% (1M L+525, 1.00% Floor)	01/31/25	12,968	12,696	12,708	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	01/31/25	2,000	(42)	(40)	(8)(9)(21)(23)
					12,654	12,668
ProPharma Group Intermediate, LLC	First Lien Secured Debt	8.40% (1M L+600, 0.50% Floor)	07/12/23	€6,405	7,239	7,222
	First Lien Secured Debt	8.40% (1M L+600, 0.50% Floor)	07/12/23	£1,869	2,428	2,354
	First Lien Secured Debt	8.40% (1M L+600, 0.50% Floor)	01/13/20	£2,389	3,118	3,010
	First Lien Secured Debt	8.40% (1M L+600, 0.50% Floor)	07/12/23	11,034	10,936	10,924
	First Lien Secured Debt	8.40% (1M L+600, 0.50% Floor)	01/13/20	411	409	407
	First Lien Secured Debt - Revolver	8.40% (1M L+600, 0.50% Floor)	07/12/23	688	688	681	(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	07/12/23	344	(9)	(3)	(8)(21)(23)
					24,809	24,595
PTC Therapeutics, Inc	First Lien Secured Debt	8.55% (1M L+615, 1.00% Floor)	05/01/21	12,139	12,111	12,260	(9)(17)
RiteDose Holdings I, Inc.	First Lien Secured Debt	8.82% (3M L+650, 1.00% Floor)	09/13/23	14,775	14,437	14,355	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/13/22	2,000	(42)	(48)	(8)(9)(21)(23)
					14,395	14,307
Royton Bidco Limited	First Lien Secured Debt	8.31% (3M L+575, 0.50% Floor)	05/09/25	£15,588	19,721	19,244	(9)(17)
	First Lien Secured Debt - Unfunded Delayed Draw	2.0125% Unfunded	05/09/25	£4,412	(84)	(84)	(8)(9)(17)(21)(23)
					19,637	19,160
Teladoc, Inc.	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	07/14/20	1,306	(23)	—	(17)(21)(23)
	First Lien Secured Debt - Letters of Credit	7.25%	01/13/20 - 05/11/20	360	—	—	(17)(23)
					(23)	—
Wright Medical Group, Inc.	First Lien Secured Debt	10.25% (1M L+785, 1.00% Floor)	12/23/21	6,667	6,575	6,667	(9)(17)
	First Lien Secured Debt - Revolver	6.65% (1M L+425, 0.75% Floor)	12/23/21	7,666	7,666	7,590	(9)(17)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/23/21	50,667	(321)	(507)	(8)(9)(17)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	12/23/21	11,667	(91)	—	(9)(17)(21)(23)
					13,829	13,750
Total Healthcare & Pharmaceuticals					$399,467	$396,283
High Tech Industries
AMI US Holdings Inc.	First Lien Secured Debt	7.90% (1M L+550, 1.00% Floor)	04/01/25	$22,038	$21,615	$21,597	(9)
	First Lien Secured Debt - Revolver	7.90% (1M L+550)	04/01/24	581	581	570	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/01/24	2,326	(55)	(47)	(8)(9)(21)(23)
					22,141	22,120
ChargePoint, Inc.	First Lien Secured Debt	8.95% (1M L+655, 1.25% Floor)	06/01/23	10,500	10,416	10,438	(9)
ChyronHego Corporation	First Lien Secured Debt	7.43% (3M L+643, 1.00% Floor)	03/09/20	34,346	34,238	31,942	(18)
DigiCert Holdings, Inc.	Second Lien Secured Debt	10.40% (1M L+800, 1.00% Floor)	10/31/25	12,157	12,109	12,119	(10)
FiscalNote, Inc.	First Lien Secured Debt	10.40% (1M L+800, 1.00% Floor)	08/21/23	28,125	27,484	27,352	(9)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (29)	Fair Value (1) (30)
	First Lien Secured Debt - Revolver	10.40% (1M L+800, 1.00% Floor)	08/21/23	2,569	2,569	2,498	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/21/23	3,806	(96)	(105)	(8)(9)(21)(23)
	Preferred Equity - Series F Preferred Stock	N/A	N/A	259,565 Shares	1,500	1,500	(9)(13)
					31,457	31,245
International Cruise & Excursion Gallery, Inc.	First Lien Secured Debt	7.65% (1M L+525, 1.00% Floor)	06/06/25	14,850	14,596	14,794
LabVantage Solutions
LabVantage Solutions Inc.	First Lien Secured Debt	9.90% (1M L+750, 1.00% Floor)	12/29/20	11,262	11,151	11,262
LabVantage Solutions Limited	First Lien Secured Debt	8.50% (E+750)	12/29/20	€11,372	12,120	12,951	(17)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/29/20	€3,435	(30)	—	(17)(21)(23)
					23,241	24,213
Magnate Holding Corp.	First Lien Secured Debt	8.33% (3M L+600, 1.00% Floor)	12/16/24	16,670	16,443	16,431	(9)(17)
	First Lien Secured Debt - Revolver	7.33% (3M L+500, 1.00% Floor)	12/14/23	1,358	1,358	1,339	(9)(17)(23)
	First Lien Secured Debt - Unfunded Revolver	1.75% Unfunded	12/14/23	1,972	(44)	(28)	(8)(9)(17)(21)(23)
					17,757	17,742
New Amsterdam Software BidCo LLC	First Lien Secured Debt	5.00% (1M E L+500, 1.00% Floor)	05/02/26	€743	817	829	(9)
	First Lien Secured Debt	7.40% (1M L+500, 1.00% Floor)	05/02/26	6,917	6,782	6,778	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	05/02/26	2,250	(22)	(45)	(8)(9)(21)(23)
					7,577	7,562
Omnitracs, LLC	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/23/23	3,750	(252)	(338)	(8)(21)(23)
Sirsi Corporation	First Lien Secured Debt	7.27% (3M L+475, 1.00% Floor)	03/15/24	7,027	6,928	6,922	(9)
	First Lien Secured Debt - Revolver	7.20% (3M L+475, 1.00% Floor)	03/15/24	171	171	169	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/15/24	257	(6)	(4)	(8)(9)(21)(23)
					7,093	7,087
Telestream Holdings Corporation	First Lien Secured Debt	7.61% (6M L +645, 1.00% Floor)	03/24/22	35,605	35,396	34,892	(18)
Tibco Software Inc.	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/05/19	6,000	(5)	(450)	(8)(21)(23)
Wall Street Systems Delaware, Inc.	First Lien Secured Debt	7.40% (1M L+500, 2.00% Floor)	11/21/24	14,033	13,755	13,963
ZPower, LLC	First Lien Secured Debt	10.15% (1M L+775, 1.00% Floor)	07/01/22	6,333	6,402	6,046	(9)
	Common Equity/Interests - Warrants	N/A	N/A	29,630 Warrants	48	—	(9)(13)
					6,450	6,046
Total High Tech Industries					$235,969	$233,375
Hotel, Gaming, Leisure, Restaurants
GFRC Holdings LLC	First Lien Secured Debt	10.53% (3M L+800 Cash (L+800 PIK Toggle), 1.50% Floor)	02/01/22	$2,500	$2,500	$2,500
Total Hotel, Gaming, Leisure, Restaurants					$2,500	$2,500

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (29)	Fair Value (1) (30)
Insurance
AQ Sunshine, Inc.	First Lien Secured Debt	7.90% (1M L+550, 1.00% Floor)	04/15/25	$14,118	$13,845	$13,838	(9)
	First Lien Secured Debt - Revolver	8.09% (3M L+550, 1.00% Floor)	04/15/24	588	588	577	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/15/24	588	(23)	(12)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	04/15/25	4,706	(91)	(93)	(8)(9)(21)(23)
					14,319	14,310
Ivy Finco Limited	First Lien Secured Debt	7.61% (1M L+525)	06/07/25	£8,836	10,927	10,936	(9)(17)
	First Lien Secured Debt - Unfunded Delayed Draw	1.84% Unfunded	06/07/25	£8,664	(150)	(303)	(8)(9)(17)(21)(23)
					10,777	10,633
Total Insurance					$25,096	$24,943
Manufacturing, Capital Equipment
AVAD
AVAD Canada Ltd.	First Lien Secured Debt - Revolver	6.40% (1M L+400, 1.00% Floor)	10/02/23	$1,000	$983	$983	(9)(23)
AVAD, LLC	First Lien Secured Debt	10.15% (1M L+775, 1.00% Floor)	10/02/23	9,411	9,248	9,223	(9)
	First Lien Secured Debt - Revolver	6.40% (1M L+400, 1.00% Floor)	10/02/23	13,918	13,918	13,677	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	10/02/23	1,748	(267)	(30)	(8)(9)(21)(23)
					23,882	23,853
Kauffman
Kauffman Holdco, LLC	Common Equity/Interests - Common Stock	N/A	N/A	250,000 Shares	250	250	(9)(13)
Kauffman Intermediate, LLC	First Lien Secured Debt	8.08% (3M L+575, 1.00% Floor)	05/08/25	17,436	17,096	17,262	(9)
	First Lien Secured Debt - Revolver	8.08% (3M L+575, 1.00% Floor)	05/08/25	777	777	769	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	05/08/25	1,787	(50)	(18)	(8)(9)(21)(23)
					18,073	18,263
MedPlast Holdings Inc.	Second Lien Secured Debt	10.08% (3M L+775)	07/02/26	8,000	7,930	7,900	(10)
Total Manufacturing, Capital Equipment					$49,885	$50,016
Media – Diversified & Production
SESAC Holdco II LLC	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	02/23/22	$587	$(28)	$(44)	(8)(10)(21)(23)
	Second Lien Secured Debt	9.65% (1M L+725, 1.00% Floor)	02/24/25	3,241	3,218	3,209	(10)
					3,190	3,165
Sonar Entertainment, Inc.	First Lien Secured Debt	10.00% (1M L+760, 1.25% Floor)	11/15/21	8,964	8,840	8,807	(9)
	First Lien Secured Debt - Revolver	10.00% (1M L+760, 1.25% Floor)	11/15/21	7,227	7,227	7,101	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/15/21	15,604	(316)	(274)	(8)(9)(21)(23)
					15,751	15,634
Total Media – Diversified & Production					$18,941	$18,799
Metals & Mining
Magnetation, LLC	First Lien Secured Debt	10.32% (3M L+800 Cash (PIK Toggle))	12/31/19	$1,213	$1,134	$530	(13)(14)
Total Metals & Mining					$1,134	$530

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (29)	Fair Value (1) (30)
Telecommunications
IPC Corporation	First Lien Secured Debt	7.58% (3M L+500, 1.00% Floor)	08/06/21	$10,000	$9,936	$8,888	(9)
Securus Technologies Holdings, Inc.	Second Lien Secured Debt	10.58% (3M L+825, 1.00% Floor)	11/01/25	12,878	12,776	11,848	(10)
Total Telecommunications					$22,712	$20,736
Transportation – Cargo, Distribution
Dynamic Product Tankers, LLC (5)	First Lien Secured Debt	9.33% (3M L+700)	06/30/23	$42,000	$41,840	$42,000	(17)
	First Lien Secured Debt - Letters of Credit	2.25%	9/20/19 - 03/31/21	6,050	—	—	(17)(23)
	Common Equity/Interests - Class A Units	N/A	N/A	N/A	49,806	36,685	(17)(24)
					91,646	78,685
MSEA Tankers LLC (5)	Common Equity/Interests - Class A Units	N/A	N/A	N/A	74,450	72,859	(17)(25)
PT Intermediate Holdings III, LLC	Second Lien Secured Debt	10.33% (3M L+800, 1.00% Floor)	12/08/25	9,375	9,299	9,094
Total Transportation – Cargo, Distribution					$175,395	$160,638
Utilities – Electric
Asset Repackaging Trust Six B.V.	Structured Products and Other	12.06%	05/18/27	$58,411	$26,602	$32,564	(11)(17)(19)
Total Utilities – Electric					$26,602	$32,564
Total Investments before Cash Equivalents					$2,683,123	$2,620,312
J.P. Morgan U.S. Government Money Market Fund	N/A	N/A	N/A	$29,210	$29,210	$29,210	(22)
Total Investments after Cash Equivalents					$2,712,333	$2,649,522	(6)(7)
____________________

(1)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (See Note 2 to the financial statements).

(2)	Preferred and ordinary shares in Solarplicity UK Holdings Limited are GBP denominated equity investments.

(3)
Denotes investments in which the Company owns greater than 25% of the equity, where the governing documents of each entity preclude the Company from exercising a controlling influence over the management or policies of such entity. The Company does not have the right to elect or appoint more than 25% of the directors or another party has the right to elect or appoint more directors than the Company and has the right to appoint certain members of senior management. Therefore, the Company has determined that these entities are not controlled affiliates. As of June 30, 2019, we had a 100% and 28% equity ownership interest in Golden Bear 2016-R, LLC and Solarplicity Group Limited, respectively. Equity ownership in Solarplicity Group Limited was written off as it was deemed worthless.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2019
(In thousands, except share data)

(4)
Denotes investments in which we are an “Affiliated Person,” as defined in the 1940 Act, due to holding the power to vote or owning 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of March 31, 2019 and June 30, 2019 along with transactions during the three months ended June 30, 2019 in these affiliated investments are as follows:

Name of Issuer	Fair Value at March 31, 2019	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at June 30, 2019	Net Realized Gains (Losses)	Interest/Dividend/Other Income
AIC SPV Holdings II, LLC, Preferred Stock	$440	$—	$—	$199	$639	$—	$22
AMP Solar Group, Inc., Class A Common Unit	6,236	—	—	249	6,485	—	—
Golden Bear 2016-R, LLC, Membership Interests	12,936	1	—	24	12,961	—	297
Pelican Energy, LLC, Membership Interests	5,320	—	(867)	(38)	4,415	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series B Preferred Stock	14,573	—	—	271	14,844	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series D Preferred Stock	5,890	—	—	65	5,955	—	—
Renew JV LLC, Membership Interests	2,296	223	(192)	369	2,696	(2)	—
SquareTwo (CA Holdings, Collect America, Ltd.)	—	—	—	—	—	1,091	—
Solarplicity Group Limited, First Lien Term Loan	1,990	—	—	(229)	1,761	—	—
	$49,681	$224	$(1,059)	$910	$49,756	$1,089	$319
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

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2019
(In thousands, except share data)

(5)
Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Fair value as of March 31, 2019 and June 30, 2019 along with transactions during the three months ended June 30, 2019 in these controlled investments are as follows:

Name of Issuer	Fair Value at March 31, 2019	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at June 30, 2019	Net Realized Gains (Losses)	Interest/Dividend/Other Income
Dynamic Product Tankers, LLC, First Lien Term Loan	$42,000	$10	$—	$(10)	$42,000	$—	$1,050
Dynamic Product Tankers, LLC, Letters of Credit	—	—	—	—	—	—	16
Dynamic Product Tankers, LLC, Class A Units	36,879	—	—	(194)	36,685	—	—
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), First Lien Term Loan	9,000	—	(2,000)	—	7,000	—	160
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Second Lien Term Loan	33,705	851	—	(2)	34,554	—	878
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Common Stock	3,346	—	—	(2,665)	681	—	—
Merx Aviation Finance, LLC, Letter of Credit	—	—	—	—	—	—	—
Merx Aviation Finance, LLC, Revolver	371,200	5,500	(51,500)	—	325,200	—	10,301
Merx Aviation Finance, LLC, Membership Interests	54,281	—	—	1,434	55,715	—	—
MSEA Tankers LLC, Class A Units	73,369	—	—	(510)	72,859	—	—
SHD Oil & Gas, LLC, Tranche A Note	46,821	—	—	—	46,821	—	464
SHD Oil & Gas, LLC, Tranche B Note	39,432	—	—	(7,749)	31,683	—	—
SHD Oil & Gas, LLC, Tranche C Note	21,012	—	—	—	21,012	—	619
SHD Oil & Gas, LLC, Unfunded Tranche C Note	—	—	—	—	—	—	—
SHD Oil & Gas, LLC, Series A Units	—	—	—	—	—	—	—
	$731,045	$6,361	$(53,500)	$(9,696)	$674,210	$—	$13,488
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

As of June 30, 2019, the Company had a 85%, 47%, 100%, 98% and 38% equity ownership interest in Dynamic Product Tankers, LLC; Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.); Merx Aviation Finance, LLC; MSEA Tankers, LLC; and SHD Oil & Gas, LLC (f/k/a Spotted Hawk Development LLC), respectively.

(6)	Aggregate gross unrealized gain and loss for federal income tax purposes is $130,316 and $203,651, respectively. Net unrealized loss is $73,337 based on a tax cost of $2,722,858.

(7)
Substantially all securities are pledged as collateral to our multi-currency revolving credit facility (the “Senior Secured Facility” as defined in Note 8 to the financial statements). As such, these securities are not available as collateral to our general creditors.

(8)	The negative fair value is the result of the commitment being valued below par.

(9)
These are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive order the Company received from the Securities and Exchange Commission (the “SEC”) permitting us to do so. See Note 3 to the financial statements for discussion of the exemptive order from the SEC.

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

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2019
(In thousands, except share data)

(12)	Par amount is denominated in USD unless otherwise noted, Euro (“€”), British Pound (“£”), Canadian Dollar (“C$”), Australian Dollar (“A$”).

(13)	Non-income producing security.

(14)	Non-accrual status (See Note 2 to the financial statements).

(15)	The underlying investments of AIC SPV Holdings II, LLC is a securitization in which the Company owns preferred shares representing 14.25% economic interest.

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

(17)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of June 30, 2019, non-qualifying assets represented approximately 16.33% of the total assets of the Company.

(18)	In addition to the interest earned based on the stated rate of this loan, the Company may be entitled to receive additional interest as a result of its arrangement with other lenders in a syndication.

(19)	This investment represents a leveraged subordinated interest in a trust that holds one foreign currency denominated bond and a derivative instrument.

(20)
Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread. The borrower has an option to choose the benchmark rate, such as the London Interbank Offered Rate (“LIBOR”), the Euro Interbank Offered Rate (“EURIBOR”), the federal funds rate or the prime rate. The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates (1M L, 2M L, 3M L or 6M L, respectively), and EURIBOR loans are typically indexed to 90-day EURIBOR rates (3M E), at the borrower’s option. LIBOR and EURIBOR loans may be subject to interest floors. As of June 30, 2019, rates for 1M L, 2M L, 3M L, 6M L, 1M E, 3M E, 1M BBSW, 3M BBSW, 3M GBP L, 1M E L and Prime are 2.40%, 2.33%, 2.32%, 2.20%, (0.39%), (0.35%), 1.27%, 1.25%, 0.77%, (0.42%) and 5.50%, respectively.

(21)	The rates associated with these undrawn committed revolvers and delayed draw term loans represent rates for commitment and unused fees.

(22)	This security is included in the Cash and Cash Equivalents on the Statements of Assets and Liabilities.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2019
(In thousands, except share data)

(23)
As of June 30, 2019, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 10 to the financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Portfolio Company	Total Commitment	Drawn Commitment	Letters of Credit	Undrawn Commitment
Aero Operating LLC	$4,812	$—	$1,039	$3,773
Alera Group Intermediate Holdings	8,000	—	—	8,000
Altasciences US Acquisition, Inc.	3,357	962	—	2,395
Amerivet Partners Management, Inc.	10,968	—	—	10,968
AMI US Holdings Inc.	2,907	581	—	2,326
Analogic Corporation	2,609	—	—	2,609
AQ Sunshine, Inc.	5,882	588	—	5,294
Arlington Industries Group Limited*	5,103	2,044	—	3,059
AVAD	16,666	14,918	—	1,748
AVG Intermediate Holdings LLC	4,507	—	—	4,507
BIG Buyer, LLC	1,805	361	—	1,444
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)	1,911	—	—	1,911
Cerus Corporation	9,500	188	—	9,312
Claritas, LLC	1,031	129	—	902
Compu-Link Corporation	2,273	—	—	2,273
Continuum Global Solutions, LLC	10,770	941	—	9,829
Dynamic Product Tankers, LLC	6,050	—	6,050	—
Eagle Foods Family Group, LLC	3,750	917	—	2,833
Education Personnel*	7,487	1,872	—	5,615
Erickson Inc	45,000	30,313	6,436	8,251
Exeter Property Group, LLC	192	—	—	192
First Heritage Credit, LLC	13,500	804	—	12,696
FiscalNote, Inc.	6,375	2,569	—	3,806
Flock SPV I, LLC	10,667	—	—	10,667
Florida Food Products, LLC	1,713	1,473	—	240
FPG Services, LLC	7,368	—	—	7,368
GB001, Inc.	24,000	—	—	24,000
Genesis Healthcare, Inc.	64,522	29,922	—	34,600
Gutter Buyer, Inc.	6,136	—	—	6,136
IMA Group Management Company, LLC	289	—	—	289
Ivy Finco Limited*	11,027	—	—	11,027
Jacent Strategic Merchandising	3,500	467	—	3,033
Kauffman Intermediate, LLC	2,564	777	—	1,787
KDC US Holdings	6,020	1,445	104	4,471
LabVantage Solutions Limited*	3,912	—	—	3,912
Lion Cashmere Midco Limited*	4,050	256	—	3,794
Magnate Holding Corp.	3,330	1,358	—	1,972
Maxor National Pharmacy Services, LLC	1,558	—	—	1,558
McLarens Global Ltd.*	8,474	—	—	8,474
Merx Aviation Finance, LLC	177	—	177	—
Nemo (BC) Bidco Pty Ltd*	163	—	—	163
New Amsterdam Software BidCo LLC	2,250	—	—	2,250
Newscycle Solutions, Inc.	500	320	—	180
Omnitracs, LLC	3,750	—	—	3,750

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2019
(In thousands, except share data)

Portfolio Company	Total Commitment	Drawn Commitment	Letters of Credit	Undrawn Commitment
Orchard Therapeutics plc	16,667	—	—	16,667
Paper Source, Inc.	3,082	1,274	—	1,808
PHS Buyer, Inc.	2,000	—	—	2,000
Project Comfort Buyer, Inc.	5,769	—	—	5,769
ProPharma Group Intermediate, LLC*	1,032	688	—	344
Protein For Pets Opco, LLC	2,219	178	—	2,041
PSI Services, LLC*	457	278	—	179
Purchasing Power, LLC	5,045	—	—	5,045
RA Outdoors, LLC	1,200	—	24	1,176
Reddy Ice Corporation	4,257	2,050	575	1,632
RiteDose Holdings I, Inc.	2,000	—	—	2,000
Royton Bidco Limited*	5,615	—	—	5,615
SESAC Holdco II LLC	587	—	—	587
SHD Oil & Gas, LLC	1,600	—	—	1,600
Simplifi Holdings, Inc.	2,400	—	—	2,400
Sirsi Corporation	428	171	—	257
Sonar Entertainment, Inc.	22,831	7,227	—	15,604
Teladoc, Inc.	1,666	—	360	1,306
Ten-X, LLC	4,680	—	—	4,680
TGG TS Acquisition Company	1,750	290	—	1,460
The Emmes Company, LLC	2,449	—	—	2,449
THLP CO. LLC	10,112	—	—	10,112
Tibco Software Inc.	6,000	—	—	6,000
Tidewater Consumer Receivables, LLC	2,333	791	—	1,542
TNT Crust LLC	3,252	—	—	3,252
TricorBraun Holdings, Inc.	5,626	1,418	—	4,208
U.S. Auto Finance, Inc.	31,000	8,652	—	22,348
USLS Acquisition, Inc.	4,556	536	86	3,934
Vertafore, Inc.	15,000	—	424	14,576
Westfall Technik, Inc.	15,794	1,077	—	14,717
Wright Medical Group, Inc.	70,000	7,666	—	62,334
Total Commitments	$591,832	$125,501	$15,275	$451,056
____________________
* These investments are in a foreign currency and the total commitment has been converted to USD using the June 30, 2019 exchange rate.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2019
(In thousands, except share data)

(24)
As of June 30, 2019, Dynamic Product Tankers, LLC had various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-3 units which are identical except that Class A-1 unit is voting and Class A-3 unit is non-voting. The units entitle the Company to appoint three out of five managers to the board of managers.

(25)
As of June 30, 2019, MSEA Tankers, LLC had various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-2 units which are identical except that Class A-1 unit is voting and Class A-2 unit is non-voting. The units entitle the Company to appoint two out of three managers to the board of managers.

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

(28)	The Company holds some warrants for this investment as part of the restructuring of the underlying portfolio company. The warrants have no cost and no fair value as of June 30, 2019.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2019
(In thousands, except share data)

(29)	The following shows the composition of the Company’s portfolio at cost by control designation, investment type and industry as of June 30, 2019:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Non-Controlled/Non-Affiliated Investments
Advertising, Printing & Publishing	$24,270	$5,497	$—	$—	$—	$—	$—	$29,767
Aerospace & Defense	29,995	47,221	—	—	—	—	—	77,216
Automotive	23,870	23,444	—	—	—	1,714	—	49,028
Beverage, Food & Tobacco	87,515	—	—	—	—	1,199	—	88,714
Business Services	149,400	204,763	—	—	62	1,132	—	355,357
Chemicals, Plastics & Rubber	77,275	14,475	—	—	—	9,000	—	100,750
Construction & Building	23,186	—	—	—	—	500	—	23,686
Consumer Goods – Durable	38,018	21,661	—	—	462	—	—	60,141
Consumer Goods – Non-durable	88,606	20,071	—	—	—	—	—	108,677
Consumer Services	73,106	24,761	—	—	—	—	—	97,867
Containers, Packaging & Glass	1,173	22,141	—	—	—	—	—	23,314
Diversified Investment Vehicles, Banking, Finance, Real Estate	83,391	4,937	—	—	—	—	—	88,328
Energy – Electricity	7,637	—	—	—	5,861	4	—	13,502
Food & Grocery	19,356	—	—	—	—	—	—	19,356
Healthcare & Pharmaceuticals	318,399	80,294	—	—	333	306	135	399,467
High Tech Industries	222,312	12,109	—	—	1,500	—	48	235,969
Hotel, Gaming, Leisure, Restaurants	2,500	—	—	—	—	—	—	2,500
Insurance	25,096	—	—	—	—	—	—	25,096
Manufacturing, Capital Equipment	41,705	7,930	—	—	—	250	—	49,885
Media – Diversified & Production	15,723	3,218	—	—	—	—	—	18,941
Metals & Mining	1,134	—	—	—	—	—	—	1,134
Telecommunications	9,936	12,776	—	—	—	—	—	22,712
Transportation – Cargo, Distribution	—	9,299	—	—	—	—	—	9,299
Utilities – Electric	—	—	—	26,602	—	—	—	26,602
Total Non-Controlled/ Non-Affiliated Investments	$1,363,603	$514,597	$—	$26,602	$8,218	$14,105	$183	$1,927,308
Non-Controlled/Affiliated Investments
Diversified Investment Vehicles, Banking, Finance, Real Estate	$—	$—	$—	$16,647	$—	$—	$—	$16,647
Energy – Electricity	5,811	—	—	—	14,445	11,827	—	32,083
Energy – Oil & Gas	—	—	—	—	—	17,508	—	17,508
Total Non-Controlled/Affiliated Investments	$5,811	$—	$—	$16,647	$14,445	$29,335	$—	$66,238
Controlled Investments
Aviation and Consumer Transport	$325,200	$—	$—	$—	$—	$15,000	$—	$340,200
Energy – Oil & Gas	117,238	34,554	—	—	—	31,489	—	183,281
Transportation – Cargo, Distribution	41,840	—	—	—	—	124,256	—	166,096
Total Controlled Investments	$484,278	$34,554	$—	$—	$—	$170,745	$—	$689,577
Total	$1,853,692	$549,151	$—	$43,249	$22,663	$214,185	$183	$2,683,123

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2019
(In thousands, except share data)

(30)	The following shows the composition of the Company’s portfolio at fair value by control designation, investment type and industry as of June 30, 2019:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Non-Controlled / Non-Affiliated Investments
Advertising, Printing & Publishing	$24,420	$5,501	$—	$—	$—	$—	$—	$29,921	2.3%
Aerospace & Defense	29,525	47,395	—	—	—	—	—	76,920	6.0%
Automotive	17,040	23,289	—	—	—	—	—	40,329	3.1%
Beverage, Food & Tobacco	87,554		—	—	—	1,490	—	89,044	6.9%
Business Services	149,938	202,352	—	—	62	1,184	—	353,536	27.4%
Chemicals, Plastics & Rubber	70,832	15,304	—	—	—	—	—	86,136	6.7%
Construction & Building	23,159		—	—	—	551	—	23,710	1.8%
Consumer Goods – Durable	36,022	21,590	—	—	508	477	—	58,597	4.5%
Consumer Goods – Non-durable	89,371	19,997	—	—	—	—	—	109,368	8.5%
Consumer Services	72,834	24,729	—	—	—	—	—	97,563	7.6%
Containers, Packaging & Glass	1,419	22,289	—	—	—	—	—	23,708	1.8%
Diversified Investment Vehicles, Banking, Finance, Real Estate	83,438	4,944	—	—	—	—	—	88,382	6.9%
Energy – Electricity	6,983	—	—	—	4,757	81	—	11,821	0.9%
Food & Grocery	18,471	—	—	—	—	—	—	18,471	1.4%
Healthcare & Pharmaceuticals	317,398	78,157	—	—	333	306	89	396,283	30.7%
High Tech Industries	219,756	12,119	—	—	1,500	—	—	233,375	18.1%
Hotel, Gaming, Leisure, Restaurants	2,500	—	—	—	—	—	—	2,500	0.2%
Insurance	24,943	—	—	—	—	—	—	24,943	1.9%
Manufacturing, Capital Equipment	41,866	7,900	—	—	—	250	—	50,016	3.9%
Media – Diversified & Production	15,590	3,209	—	—	—	—	—	18,799	1.5%
Metals & Mining	530		—	—	—	—	—	530	0%
Telecommunications	8,888	11,848	—	—	—	—	—	20,736	1.6%
Transportation – Cargo, Distribution	—	9,094	—	—	—	—	—	9,094	0.7%
Utilities – Electric	—	—	—	32,564	—	—	—	32,564	2.5%
Total Non-Controlled / Non-Affiliated Investments	$1,342,477	$509,717	$—	$32,564	$7,160	$4,339	$89	$1,896,346	146.9%
% of Net Assets	104.0%	39.5%	—%	2.5%	0.6%	0.3%	0.0%	146.9%
Non-Controlled / Affiliated Investments
Diversified Investment Vehicles, Banking, Finance, Real Estate	$—	$—	$—	$12,961	$—	$—	$—	$12,961	1.0%
Energy – Electricity	1,761	—	—	—	21,438	9,181	—	32,380	2.5%
Energy – Oil & Gas	—	—	—	—	—	4,415	—	4,415	0.4%
Total Non-Controlled / Affiliated Investments	$1,761	$—	$—	$12,961	$21,438	$13,596	$—	$49,756	3.9%
% of Net Assets	0.1%	—%	—%	1.0%	1.7%	1.1%	—%	3.9%
Controlled Investments
Aviation and Consumer Transport	$325,200	$—	$—	$—	$—	$55,715	$—	$380,915	29.6%
Energy – Oil & Gas	106,516	34,554	—	—	—	681	—	141,751	11.0%
Transportation – Cargo, Distribution	42,000	—	—	—	—	109,544	—	151,544	11.7%
Total Controlled Investments	$473,716	$34,554	$—	$—	$—	$165,940	$—	$674,210	52.3%
% of Net Assets	36.7%	2.7%	—%	—%	—%	12.9%	—%	52.3%
Total	$1,817,954	$544,271	$—	$45,525	$28,598	$183,875	$89	$2,620,312	203.1%
% of Net Assets	140.8%	42.2%	—%	3.5%	2.3%	14.3%	0.0%	203.1%

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2019
(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of June 30, 2019
Healthcare & Pharmaceuticals	15.1%
Aviation and Consumer Transport	14.5%
Business Services	13.5%
High Tech Industries	8.9%
Transportation – Cargo, Distribution	6.1%
Energy – Oil & Gas	5.6%
Consumer Goods – Non-durable	4.2%
Diversified Investment Vehicles, Banking, Finance, Real Estate	3.9%
Consumer Services	3.7%
Beverage, Food & Tobacco	3.4%
Chemicals, Plastics & Rubber	3.3%
Aerospace & Defense	2.9%
Consumer Goods – Durable	2.2%
Manufacturing, Capital Equipment	1.9%
Energy – Electricity	1.7%
Automotive	1.5%
Utilities – Electric	1.3%
Advertising, Printing & Publishing	1.2%
Insurance	1.0%
Construction & Building	0.9%
Containers, Packaging & Glass	0.9%
Telecommunications	0.8%
Media – Diversified & Production	0.7%
Food & Grocery	0.7%
Hotel, Gaming, Leisure, Restaurants	0.1%
Metals & Mining	0.0%
Total Investments	100.0%

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (29)	Fair Value (1) (30)
Advertising, Printing & Publishing
A-L Parent LLC	Second Lien Secured Debt	9.75% (1M L+725, 1.00% Floor)	12/02/24	$5,536	$5,496	$5,522	(10)
Simplifi Holdings, Inc.	First Lien Secured Debt	8.00% (1M L+550, 1.00% Floor)	09/28/22	25,363	24,948	25,110	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/28/22	2,400	(50)	(24)	(8)(9)(21)(23)
					24,898	25,086
Total Advertising, Printing & Publishing					$30,394	$30,608
Aerospace & Defense
Erickson Inc	First Lien Secured Debt - Revolver	10.09% (3M L+750, 1.00% Floor)	04/28/22	$27,169	$27,169	$26,558	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/28/22	11,381	(346)	(256)	(8)(9)(21)(23)
	First Lien Secured Debt - Letters of Credit	7.50%	04/21/19	6,449	—	(144)	(8)(9)(23)
					26,823	26,158
ILC Dover LP	Second Lien Secured Debt	11.38% (6M L+850, 1.00% Floor)	06/28/24	20,000	19,635	19,550
PAE Holding Corporation	Second Lien Secured Debt	12.00% (1M L+950, 1.00% Floor)	10/20/23	28,097	27,540	27,816	(10)
Total Aerospace & Defense					$73,998	$73,524
Automotive
Accelerate Parent Corp.	Common Equity/Interests - Common Stock	N/A	N/A	1,076 Shares	$1,714	$—	(13)(28)
Crowne Automotive
Vari-Form Group, LLC	First Lien Secured Debt	13.60% (3M L+11.00% (7.00% Cash plus 4.00% PIK), 1.00% Floor)	02/02/23	$6,196	5,766	960	(9)(13)(14)
Vari-Form Inc.	First Lien Secured Debt	13.60% (3M L+11.00% (7.00% Cash plus 4.00% PIK), 1.00% Floor)	02/02/23	2,110	2,604	327	(9)(13)(14)
					8,370	1,287
K&N Parent, Inc.	Second Lien Secured Debt	11.25% (1M L+875, 1.00% Floor)	10/21/24	23,764	23,428	22,991	(10)
Total Automotive					$33,512	$24,278
Aviation and Consumer Transport
Merx Aviation Finance, LLC (5)	First Lien Secured Debt - Revolver	12.00%	10/31/23	$371,200	$371,200	$371,200	(23)
	First Lien Secured Debt - Letter of Credit	2.25%	07/13/19	177	—	—	(23)
	Common Equity/Interests - Membership Interests	N/A	N/A	N/A	15,000	54,281
Total Aviation and Consumer Transport					$386,200	$425,481
Beverage, Food & Tobacco
Eagle Foods Family Group, LLC	First Lien Secured Debt	9.24% (3M L+650, 1.00% Floor)	06/14/24	$24,813	$24,571	$24,440	(9)
	First Lien Secured Debt - Unfunded Revolver	0.00% Unfunded	06/14/23	3,750	(35)	(56)	(8)(9)(21)(23)
					24,536	24,384
Florida Food Products
Florida Food Products, Inc.	First Lien Secured Debt	9.25% (1M L+675, 1.00% Floor)	09/08/25	23,171	22,639	22,940	(9)
Florida Food Products, LLC	First Lien Secured Debt - Revolver	9.25% (1M L+675, 1.00% Floor)	09/06/23	1,336	1,336	1,322	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/06/23	377	(38)	(4)	(8)(9)(21)(23)
					23,937	24,258

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (29)	Fair Value (1) (30)
TNT Crust LLC	First Lien Secured Debt	8.75% (1M L+625, 1.00% Floor)	11/06/23	9,083	8,916	8,992	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/06/23	1,626	(30)	(16)	(8)(9)(21)(23)
	Common Equity/Interests - Series A Units	N/A	N/A	244 Shares	244	323	(9)(13)
					9,130	9,299
Total Beverage, Food & Tobacco					$57,603	$57,941
Business Services
Access CIG, LLC	Second Lien Secured Debt	10.25% (1M L+775)	02/27/26	$15,900	$15,771	$15,741	(10)
Aero Operating LLC	First Lien Secured Debt	9.75% (1M L+725, 1.00% Floor)	12/29/22	37,040	36,325	36,669	(9)
	First Lien Secured Debt - Revolver	9.75% (1M L+725)	12/29/22	2,663	2,663	2,636	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	1.00% Unfunded	12/29/22	2,032	(90)	(20)	(8)(9)(21)(23)
	First Lien Secured Debt - Letter of Credit	7.25%	05/04/19	118	—	(1)	(8)(9)(23)
					38,898	39,284
Ambrosia Buyer Corp.	Second Lien Secured Debt	10.50% (1M L+ 800, 1.00% Floor)	08/28/25	21,429	20,999	20,975
Aptean, Inc.	Second Lien Secured Debt	12.11% (3M L+950, 1.00% Floor)	12/20/23	11,148	11,064	11,148	(10)
Claritas, LLC	First Lien Secured Debt	8.50% (1M L+600, 1.00% Floor)	12/21/23	3,944	3,905	3,905	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/21/23	1,031	(10)	(10)	(8)(9)(21)(23)
					3,895	3,895
Continuum Global Solutions, LLC	First Lien Secured Debt - Revolver	8.00% (1M L+550, 1.00% Floor)	02/15/22	6,219	6,219	6,095	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	02/15/22	4,550	(207)	(91)	(8)(9)(21)(23)
	Preferred Equity - Preferred Stock	N/A	N/A	620 Shares	62	62	(9)(13)
					6,074	6,066
CT Technologies Intermediate Holdings, Inc	First Lien Secured Debt	6.75% (1M L+425, 1.00% Floor)	12/01/21	4,460	3,853	3,897	(9)(10)
	Second Lien Secured Debt	11.50% (1M L+900, 1.00% Floor)	12/01/22	31,253	30,636	29,378	(9)
					34,489	33,275
Education Personnel	First Lien Secured Debt	5.60% (3M GBP L+475, 0.50% Floor)	08/31/24	£4,118	5,219	5,315	(9)(17)
	First Lien Secured Debt - Revolver	5.60% (3M GBP L+475, 0.50% Floor)	08/31/24	£1,471	1,864	1,898	(9)(17)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.66% Unfunded	08/31/24	£4,412	—	—	(9)(17)(21)(23)
					7,083	7,213
Electro Rent Corporation	Second Lien Secured Debt	11.60% (3M L+900, 1.00% Floor)	01/31/25	34,235	33,427	33,551	(9)
McLarens Global Ltd.
Margaux Acquisition Inc.	First Lien Secured Debt	8.18% (3M L+600, 1.00% Floor)	12/19/24	17,614	17,279	17,262	(9)
	First Lien Secured Debt	8.60% (3M L+600, 1.00% Floor)	12/19/24	1,373	1,373	1,345	(9)
	First Lien Secured Debt - Revolver	8.60% (3M L+600)	12/19/24	172	172	168	(9)(23)

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

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (29)	Fair Value (1) (30)
Media – Diversified & Production
SESAC Holdco II LLC	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	02/23/22	$587	$(31)	$(44)	(8)(10)(21)(23)
	Second Lien Secured Debt	9.75% (1M L+725, 1.00% Floor)	02/24/25	3,241	3,217	3,217	(10)
					3,186	3,173
Sonar Entertainment, Inc.	First Lien Secured Debt	10.10% (1M L+760, 1.25% Floor)	11/15/21	9,267	9,125	9,104	(9)
	First Lien Secured Debt - Revolver	10.10% (1M L+760, 1.25% Floor)	11/15/21	5,856	5,856	5,753	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/15/21	16,975	(349)	(297)	(8)(9)(21)(23)
					14,632	14,560
Total Media – Diversified & Production					$17,818	$17,733
Metals & Mining
Magnetation, LLC	First Lien Secured Debt	10.60% (3M L+800 Cash (PIK Toggle))	12/31/19	$1,225	$1,146	$221	(13)(14)
Total Metals & Mining					$1,146	$221
Telecommunications
IPC Corporation	First Lien Secured Debt	7.76% (3M L+500, 1.00% Floor)	08/06/21	$10,000	$9,928	$8,888	(9)
Securus Technologies Holdings, Inc.	Second Lien Secured Debt	10.75% (1M L+825, 1.00% Floor)	11/01/25	12,878	12,772	12,653	(10)
Total Telecommunications					$22,700	$21,541
Transportation – Cargo, Distribution
Dynamic Product Tankers, LLC (5)	First Lien Secured Debt	9.60% (3M L+700)	06/30/23	$42,000	41,830	42,000	(17)
	First Lien Secured Debt - Letters of Credit	2.25%	09/20/19	6,050	—	—	(17)(23)
	Common Equity/Interests - Class A Units	N/A	N/A	N/A	49,806	36,879	(17)(24)
					91,636	78,879
MSEA Tankers LLC (5)	Common Equity/Interests - Class A Units	N/A	N/A	N/A	74,450	73,369	(17)(25)
PT Intermediate Holdings III, LLC	Second Lien Secured Debt	10.60% (3M L+800, 1.00% Floor)	12/08/25	9,375	9,296	9,281
Total Transportation – Cargo, Distribution					$175,382	$161,529
Utilities – Electric
Asset Repackaging Trust Six B.V.	Structured Products and Other	12.05%	05/18/27	$58,411	$26,480	$32,659	(11)(17)(19)
Total Utilities – Electric					$26,480	$32,659
Total Investments before Cash Equivalents and Option Contracts					$2,458,111	$2,408,132
J.P. Morgan U.S. Government Money Market Fund	N/A	N/A	N/A	$36,280	$36,280	$36,280	(22)
Total Investments after Cash Equivalents					$2,494,391	$2,444,412	(6)(7)
____________________

(1)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (See Note 2 to the financial statements).

(2)	Preferred and ordinary shares in Solarplicity UK Holdings Limited are GBP denominated equity investments.

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

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2019
(In thousands, except share data)

(30)	The following shows the composition of the Company’s portfolio at fair value by control designation, investment type and industry as of March 31, 2019:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Non-Controlled / Non-Affiliated Investments
Advertising, Printing & Publishing	$25,086	$5,522	$—	$—	$—	$—	$—	$30,608	2.3%
Aerospace & Defense	26,158	47,366	—	—	—	—	—	73,524	5.6%
Automotive	1,287	22,991	—	—	—	—	—	24,278	1.8%
Beverage, Food & Tobacco	57,618	—	—	—	—	323	—	57,941	4.4%
Business Services	135,022	214,886	—	—	62	696	—	350,666	26.7%
Chemicals, Plastics & Rubber	70,108	14,937	—	—	—	—	—	85,045	6.5%
Construction & Building	23,115	—	—	—	—	478	—	23,593	1.8%
Consumer Goods – Durable	36,641	21,589	—	—	462	470	—	59,162	4.5%
Consumer Goods – Non-Durable	73,976	20,217	—	—	—	—	—	94,193	7.2%
Consumer Services	23,601	24,708	—	—	—	—	—	48,309	3.7%
Containers, Packaging & Glass	1,630	15,912	—	—	—	—	—	17,542	1.3%
Diversified Investment Vehicles, Banking, Finance, Real Estate	47,360	4,913	—	—	—	—	—	52,273	4.0%
Energy – Electricity	7,173	—	—	—	4,922	223	—	12,318	0.9%
Food & Grocery	19,109	10,474	—	—	—	—	—	29,583	2.3%
Healthcare & Pharmaceuticals	287,181	76,827	—	—	333	306	93	364,740	27.8%
High Tech Industries	176,668	11,998	—	—	1,500	—	57	190,223	14.5%
Hotel, Gaming, Leisure, Restaurants	2,500	—	—	—	—	—	—	2,500	0.2%
Manufacturing, Capital Equipment	21,473	8,000	—	—	—	—	—	29,473	2.3%
Media – Diversified & Production	14,516	3,217	—	—	—	—	—	17,733	1.4%
Metals & Mining	221	—	—	—	—	—	—	221	—%
Telecommunications	8,888	12,653	—	—	—	—	—	21,541	1.6%
Transportation – Cargo, Distribution	—	9,281	—	—	—	—	—	9,281	0.7%
Utilities – Electric	—	—	—	32,659	—	—	—	32,659	2.5%
Total Non-Controlled / Non-Affiliated Investments	$1,059,331	$525,491	$—	$32,659	$7,279	$2,496	$150	$1,627,406	124.0%
% of Net Assets	80.7%	40.0%	—%	2.5%	0.6%	0.2%	—%	124.0%
Non-Controlled / Affiliated Investments
Diversified Investment Vehicles, Banking, Finance, Real Estate	$—	$—	$—	$12,936	$—	$—	$—	$12,936	1.0%
Energy – Electricity	1,990	—	—	—	20,903	8,532	—	31,425	2.4%
Energy – Oil & Gas	—	—	—	—		5,320	—	5,320	0.4%
Total Non-Controlled / Affiliated Investments	$1,990	$—	$—	$12,936	$20,903	$13,852	$—	$49,681	3.8%
% of Net Assets	0.2%	—%	—%	1.0%	1.6%	1.0%	—%	3.8%
Controlled Investments
Aviation and Consumer Transport	$371,200	$—	$—	$—	$—	$54,281	$—	$425,481	32.4%
Energy – Oil & Gas	116,265	33,705	—	—	—	3,346	—	153,316	11.7%
Transportation – Cargo, Distribution	42,000	—	—	—	—	110,248	—	152,248	11.6%
Total Controlled Investments	$529,465	$33,705	$—	$—	$—	$167,875	$—	$731,045	55.7%
% of Net Assets	40.3%	2.6%	—%	—%	—%	12.8%	—%	55.7%
Total	$1,590,786	$559,196	$—	$45,595	$28,182	$184,223	$150	$2,408,132	183.5%
% of Net Assets	121.2%	42.6%	—%	3.5%	2.2%	14.0%	—%	183.5%

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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share and per share data)

Note 1. Organization
Apollo Investment Corporation (the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” or “our”), a Maryland corporation incorporated on February 2, 2004, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We commenced operations on April 8, 2004 receiving net proceeds of $870,000 from our initial public offering by selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through June 30, 2019, we have raised approximately $2,210,067 in net proceeds from additional offerings of common stock and repurchased common stock for $186,054.
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
Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the requirements on Form 10-Q, ASC 946, Financial Services — Investment Companies (“ASC 946”), and Articles 6, 10 and 12 of Regulation S-X. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair statement of the financial statements for the periods presented, have been included.
Under the 1940 Act, ASC 946, and the regulations pursuant to Article 6 of Regulation S-X, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit us. Consequently, as of June 30, 2019, the Company consolidated some special purposes entities. These special purposes entities only hold investments of the Company and have no other significant asset and liabilities. All significant intercompany transactions and balances have been eliminated in consolidation.
These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended March 31, 2019.

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
Cash and cash equivalents are carried at cost which approximates fair value. Cash equivalents held as of June 30, 2019 was $29,210. Cash equivalents held as of March 31, 2019 was $36,280.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides an independent assessment of value. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. During the three months ended June 30, 2019, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

The Company records origination and other expenses related to its debt obligations as deferred financing costs. The deferred financing cost for all outstanding debt is presented as a direct deduction from the carrying amount of the related debt liability, except costs incurred under the Senior Secured Facility (as defined in Note 8 to the financial statements), which the Company presents as an asset on the Statements of Assets and Liabilities. These expenses are deferred and amortized as part of interest expense using the straight-line method over the stated life of the obligation which approximates the effective yield method. In the event that we modify or extinguish our debt before maturity, the Company follows the guidance in ASC 470-50, Modification and Extinguishments (“ASC 470-50”). For modifications to or exchanges of our Senior Secured Facility (as defined in Note 8 to the financial statements), any unamortized deferred financing costs relating to lenders who are not part of the new lending group are expensed. For extinguishments of our senior secured notes and senior unsecured notes, any unamortized deferred financing costs are deducted from the carrying amount of the debt in determining the gain or loss from the extinguishment.
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
Federal and State Income Taxes
We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through June 30, 2019 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ending March 31, 2020. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.
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
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the financial statements. As of June 30, 2019, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2016 remain subject to examination by the Internal Revenue Service.
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

For accounting purposes only, we are required under GAAP to accrue a theoretical capital gains incentive fee based upon net realized capital gains and unrealized capital gain and loss on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no accrual for theoretical capital gains incentive fee for the three months ended June 30, 2019 and 2018. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (the “Advisers Act”) or the investment advisory management agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the investment advisory management agreement which specifically excludes consideration of unrealized capital gain.

Deferred Payment of Certain Incentive Fees

Effective April 1, 2018, with changes in the incentive fees calculation there will be no more deferral of incentive fees on PIK income. The interest will only continue to accrue on the deferred incentive fees payable to AIM as of March 31, 2018.
For the three months ended June 30, 2019 and 2018, the Company recognized $9,539 and $8,873 respectively, of management fees, and $0 and $7,423, respectively, of incentive fees before impact of waived fees. For the three months ended June 30, 2019 and 2018, no management fees were waived and incentive fees waived were $0 and $1,856, respectively. As of June 30, 2019 and March 31, 2019, management and performance-based incentive fees payable were $9,539 and $8,880, respectively.
For the three months ended June 30, 2019 and 2018, there were no incentive fees on PIK income for which payments have been deferred. For the three months ended June 30, 2019 and 2018, the Company did not reverse any of the deferred incentive fee payable related to PIK income which was deemed to be no longer realizable. As of June 30, 2019 and March 31, 2019, there was no cumulative deferred incentive fee on PIK income included in management and performance-based incentive fee payable line of the Statements of Assets and Liabilities.
For the three months ended June 30, 2019 and 2018, there was no interest on deferred incentive fees accrued. For the three months ended June 30, 2019 and 2018, the Company did not reverse any of the accrued interest payable on deferred incentive fees related to PIK income which were deemed to be no longer realizable. As of June 30, 2019 and March 31, 2019, there was no accrued interest payable on deferred incentive fees.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

Fee Offset
On January 16, 2019, the Company and AIM entered into a fee offset agreement in connection with revenue realized by AIM and its affiliates for the management of certain aircraft assets.  The Company will receive an offsetting credit against total incentive fees otherwise due to AIM under the investment advisory management agreement.  The amount offset will initially be 20% of the management fee revenue earned and incentive fee revenue realized by AIM and its affiliates in connection with managing aircraft assets on related insurance balance sheets (“New Balance Sheet Investments”), new aircraft managed account capital (“New Managed Accounts”) and new dedicated aircraft funds (“New Aircraft Funds”). Once the aggregate capital raised by the New Aircraft Funds or New Managed Accounts and capital invested by the New Balance Sheet Investments exceeds $3 billion cumulatively, the fee offset will step down to 10% of the amount of incremental management fee revenue earned and incentive fee revenue realized by AIM and its affiliates. The fee offset will be in place for seven years, however the incentive fees realized by AIM and its affiliates after this seven-year period from applicable investments that were raised or made within the seven-year period will also be used to offset incentive fees payable to AIM by the Company. The offset will be limited to the amount of incentive fee payable by the Company to AIM and any unapplied fee offset which exceeds the incentive fees payable in a given quarter will carry forward to be credited against the incentive fees payable by the Company in subsequent quarters.
For three months ended June 30, 2019 and the year ended March 31, 2019, there was no fee offset.
Administration Agreement with AIA
The Company has also entered into an administration agreement with the Administrator (the “Administration Agreement”) under which AIA provides administrative services for the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator and requested to be reimbursed by the Administrator in performing its obligations under the Administration Agreement. The expenses include rent and the Company’s allocable portion of compensation and other related expenses for its Chief Financial Officer, Chief Legal Officer and Chief Compliance Officer and their respective staffs. For the three months ended June 30, 2019 and 2018, the Company recognized administrative services expense under the Administration Agreement of $1,725 and $1,638, respectively. There was no payable to AIA and its affiliates for expenses paid on our behalf as of June 30, 2019 and March 31, 2019.
Administrative Service Expense Reimbursement
Merx Aviation Finance, LLC (“Merx”), a wholly-owned portfolio company of the Company, has entered into an administration agreement with the Administrator (the “Merx Administration Agreement”) under which AIA provides administrative services to Merx. For the three months ended June 30, 2019 and 2018, the Company recognized administrative service expense reimbursements of $62 and $63, respectively, under the Merx Administration Agreement.
Debt Expense Reimbursements
The Company has also entered into debt expense reimbursement agreements with Merx and several other portfolio companies, which will reimburse the Company for reasonable out-of-pocket expenses incurred, including any interest, fees or other amounts incurred by the Company in connection with letters of credit issued on their behalf. For the three months ended June 30, 2019 and 2018, the Company recognized debt expense reimbursements of $36 and $81, respectively, under the debt expense reimbursement agreements.

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
As of June 30, 2019, the Company’s co-investment holdings were 46% of the portfolio or $1,205,134, measured at fair value. On a cost basis, 45% of the portfolio or $1,214,373 were co-investments. As of March 31, 2019, the Company’s co-investment holdings were 40% of the portfolio or $954,774, measured at fair value. On a cost basis, 39% of the portfolio or $963,227 were co-investments.
Merx Aviation
Effective January 16, 2019, Mr. Gary Rothschild, President and Chief Executive Officer of Merx, became an employee of Apollo Management Holdings, L.P. ("AMH"), an affiliate of AIC’s investment adviser. Mr. Rothschild also retained his role as the President and Chief Executive Officer of Merx.
Effective January 16, 2019, Merx entered into a series of service arrangements with affiliates of AGM.  Under a servicing agreement with Apollo Capital Management, L.P. (“ACM”), Merx serves as technical servicer to aircraft clients of ACM and its affiliates.  Under a research support agreement with ACM, Merx employees assist ACM with technical due-diligence and underwriting of new aircraft-related investment opportunities. Under a technical support agreement, Merx and AMH share the services of Mr. Gary Rothschild, who is the President and Chief Executive Officer of Merx and an employee of AMH.
Note 4. Earnings Per Share
The following table sets forth the computation of earnings (loss) per share (“EPS”), pursuant to ASC 260-10, for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018
Basic Earnings Per Share
Net increase in net assets resulting from operations	$23,829	$13,250
Weighted average shares outstanding	68,588,541	71,971,572
Basic earnings per share	$0.35	$0.18

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

Note 5. Investments
Fair Value Measurement and Disclosures
The following table shows the composition of our investment as of June 30, 2019, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$1,853,692	$1,817,954	$—	$23,722	$1,794,232
Second Lien Secured Debt	549,151	544,271	—	170,322	373,949
Unsecured Debt	—	—	—	—	—
Structured Products and Other	43,249	45,525	—	—	45,525
Preferred Equity	22,663	28,598	—	—	28,598
Common Equity/Interests	214,185	183,875	—	477	183,398
Warrants	183	89	—	—	89
Total Investments before Cash Equivalents	$2,683,123	$2,620,312	$—	$194,521	$2,425,791
Money Market Fund	$29,210	$29,210	$29,210	$—	$—
Total Cash Equivalents	$29,210	$29,210	$29,210	$—	$—
Total Investments after Cash Equivalents	$2,712,333	$2,649,522	$29,210	$194,521	$2,425,791
The following table shows the composition of our investment as of March 31, 2019, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$1,613,254	$1,590,786	$—	$3,855	$1,586,931
Second Lien Secured Debt	565,599	559,196	—	221,651	337,545
Unsecured Debt	—	—	—	—	—
Structured Products and Other	43,125	45,595	—	—	45,595
Preferred Equity	22,663	28,182	—	—	28,182
Common Equity/Interests	213,287	184,223	—	469	183,754
Warrants	183	150	—	—	150
Total Investments and Cash Equivalents	$2,458,111	$2,408,132	$—	$225,975	$2,182,157
Money Market Fund	$36,280	$36,280	$36,280	$—	$—
Total Cash Equivalents	$36,280	$36,280	$36,280	$—	$—
Total Investments after Cash Equivalents	$2,494,391	$2,444,412	$36,280	$225,975	$2,182,157

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

The following table shows changes in the fair value of our Level 3 investments during the three months ended June 30, 2019:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of March 31, 2019	$1,586,931	$337,545	$—	$45,595	$28,182	$183,754	$150	$2,182,157
Net realized gains (losses)	(8)	—	—	—	—	1,089	—	1,081
Net change in unrealized gains (losses)	(13,141)	877	—	(193)	416	(1,255)	(61)	(13,357)
Net amortization on investments	1,582	244	—	122	—	—	—	1,948
Purchases, including capitalized PIK (3)	413,087	4,883	—	1	—	2,171	—	420,142
Sales (3)	(194,219)	(87)	—	—	—	(2,361)	—	(196,667)
Transfers out of Level 3 (1)	—	—	—	—	—	—	—	—
Transfers into Level 3 (1)	—	30,487	—	—	—	—	—	30,487
Fair value as of June 30, 2019	$1,794,232	$373,949	$—	$45,525	$28,598	$183,398	$89	$2,425,791

Net change in unrealized gains (losses) on Level 3 investments still held as of June 30, 2019	$(14,008)	$1,364	$—	$(193)	$416	$(1,255)	$(61)	$(13,737)
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

(2)	Includes unfunded commitments measured at fair value of $(8,127).

(3)	Includes reorganizations and restructuring of investments.
The following table shows changes in the fair value of our Level 3 investments during the three months ended June 30, 2018:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of March 31, 2018	$1,131,943	$415,338	$90,117	$67,967	$31,052	$207,657	$251	$1,944,325
Net realized gains (losses)	23	29	—	—	(1)	—	—	51
Net change in unrealized gains (losses)	10,290	1,296	110	(652)	(216)	(5,766)	(4)	5,058
Net amortization on investments	904	343	—	107	—	—	—	1,354
Purchases, including capitalized PIK (3)	315,052	24,630	372	43	535	7,860	—	348,492
Sales (3)	(94,345)	(2,017)	—	(92)	30	(4,902)	—	(101,326)
Transfers out of Level 3 (1)	—	(17,596)	—	—	—	—	—	(17,596)
Transfers into Level 3 (1)	—	—	—	—	—	—	—	—
Fair value as of June 30, 2018	$1,363,867	$422,023	$90,599	$67,373	$31,400	$204,849	$247	$2,180,358

Net change in unrealized gains (losses) on Level 3 investments still held as of June 30, 2018	$8,712	$1,072	$110	$(652)	$(216)	$(5,766)	$(4)	$3,256
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of June 30, 2019 and March 31, 2019. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.
The unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2019 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Secured Debt	$39,763	Broker Quoted	Broker Quote	N/A	N/A	N/A
	367,199	Discounted Cash Flow	Discount Rate	2.3%	14.7%	12.3%
	54,932	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
		Market Comparable Technique	Comparable Multiple	5.0x	5.0x	5.0x
	69,081	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	106,516	Recovery Analysis	Commodity Price	$60.00	$70.00	$65.81
	1,859	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	1,761	Transaction Price	Expected Proceeds	N/A	N/A	N/A
	1,153,121	Yield Analysis	Discount Rate	4.4%	24.7%	9.5%
Second Lien Secured Debt	80,874	Broker Quoted	Broker Quote	N/A	N/A	N/A
	22,289	Market Comparable Approach	Comparable Multiple	8.0x	8.0x	8.0x
	34,554	Recovery Analysis	Commodity Price	67.00	70.00	67.93
	236,232	Yield Analysis	Discount Rate	10.6%	15.5%	12.4%
Structured Products and Other	45,525	Discounted Cash Flow	Discount Rate	9.1%	9.5%	9.2%
Preferred Equity	639	Discounted Cash Flow	Discount Rate	10.5%	10.5%	10.5%
	20,798	Option Pricing Model	Expected Volatility	36.0%	36.0%	36.0%
	4,757	Yield Analysis	Discount Rate	17.0%	17.0%	17.0%
	2,404	Market Comparable Approach	Comparable Multiple	2.3x	6.3x	5.4x
Common Equity/Interests	3,780	Market Comparable Approach	Comparable Multiple	5.0x	12.9x	9.8x
	174,522	Discounted Cash Flow	Discount Rate	10.5%	31.0%	13.2%
	5,096	Recovery Analysis	Commodity Price	60.00	70.00	65.07
	—	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
Warrants	89	Option Pricing Model	Expected Volatility	37.5%	60.0%	59.9%
Total Level 3 Investments	$2,425,791
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
Investment Transactions
For the three months ended June 30, 2019 and 2018, purchases of investments on a trade date basis were $435,259 and $358,950, respectively. For the three months ended June 30, 2019 and 2018, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $220,262 and $108,618, respectively.
PIK Income
The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the three months ended June 30, 2019 and 2018, PIK income earned was $5,556 and $2,678, respectively.
The following table shows the change in capitalized PIK balance for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018
PIK balance at beginning of period	$23,721	$24,454
PIK income capitalized	4,883	1,983
Adjustments due to investments exited or written off	—	—
PIK income received in cash	—	—
PIK balance at end of period	$28,604	$26,437
Dividend Income on CLOs
The Company holds structured products and other investments. The CLO equity investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The Company records as dividend income the accretable yield from its beneficial interests in structured products such as CLOs based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. During the three months ended June 30, 2019 and 2018, dividend income from structured products was $319 and $312, respectively.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

Investments on Non-Accrual Status
As of June 30, 2019, 2.5% of total investments at amortized cost, or 1.7% of total investments at fair value, were on non-accrual status. As of March 31, 2019, 2.9% of total investments at amortized cost, or 2.4% of total investments at fair value, were on non-accrual status.
Unconsolidated Significant Subsidiary
The following unconsolidated subsidiary is considered significant subsidiaries under SEC Regulation S-X Rule 10-01(b)(1) as of June 30, 2019. Accordingly, summarized, unaudited, comparative financial information is presented below for the unconsolidated significant subsidiary.

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

	Three Months Ended June 30,
	2019	2018
Net revenue	$56,824	$123,295
Net operating income	20,129	99,911
Earnings (loss) before taxes	(1,217)	83,422
Net profit (loss)	(1,076)	83,369
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
As of June 30, 2019 and March 31, 2019, the Company did not hold any derivative contracts. During the three months ended June 30, 2019 the Company had no activity in derivative contracts. The volume of the derivatives, based on the base notional value of option contracts, for the year ended March 31, 2019 was $153,150 for purchased call options, $13,750 for purchased put options, $(13,575) for written call options and $(146,969) for written put options.
The effect of transactions in derivative instruments to the Statements of Operations during the three months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,
	2019	2018
Net Change in Unrealized Losses on Derivatives
Purchased Put Options	$—	$1,687
Written Call Options	—	(2,254)
Net Change in Unrealized Losses on Derivatives	$—	$(567)

	Three Months Ended June 30,
	2019	2018
Net Realized Losses on Derivatives
Purchased Put Options	$—	$(2,577)
Written Call Options	—	(10,632)
Net Realized Losses on Derivatives	$—	$(13,209)
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

The Company has elected not to offset assets and liabilities in the Statements of Assets and Liabilities that may be received or paid as part of collateral arrangements, even when an enforceable master netting arrangement or other agreement is in place that provides the Company, in the event of counterparty default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations. As of June 30, 2019 and March 31, 2019, the Company did not hold any derivative contracts.

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

The Company’s outstanding debt obligations as of June 30, 2019 were as follows:

	Date Issued/Amended	Total Aggregate Principal Amount Committed	Principal Amount Outstanding		Fair Value		Final Maturity Date
Senior Secured Facility	11/19/2018	$1,710,000	$859,510	*	$879,119	(3)	11/19/2023
2025 Notes	3/3/2015	350,000	350,000		355,143	(2)	3/3/2025
2043 Notes	6/17/2013	150,000	150,000		154,200	(1)	7/15/2043
Total Debt Obligations		$2,210,000	$1,359,510		$1,388,462
Deferred Financing Cost and Debt Discount			$(9,912)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount			$1,349,598
____________________

*	Includes foreign currency debt obligations as outlined in Foreign Currency Transactions and Translations within this note to the financial statements.

(1)	The fair value of these debt obligations would be categorized as Level 1 under ASC 820 as of June 30, 2019. The valuation is based on quoted prices of identical liabilities in active markets.

(2)	The fair value of these debt obligations would be categorized as Level 2 under ASC 820 as of June 30, 2019. The valuation is based on broker quoted prices.

(3)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of June 30, 2019. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.

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
Senior Secured Facility
On November 19, 2018, the Company amended and restated its senior secured, multi-currency, revolving credit facility (the “Senior Secured Facility”) from the previous December 22, 2016 amendment. The amended and restated agreement reduced the Company’s minimum asset coverage financial covenant from 200% to 150%, increased the lenders commitments from $1,190,000 to $1,590,000, extended the final maturity date through November 19, 2023, and included an accordion provision which allows the Company to increase the total commitments under the existing revolving facility up to an aggregate principal amount of $2,385,000 from new or existing lenders on the same terms and conditions as the existing commitments. On February 28, 2019, the Company entered into an amendment to its Senior Secured Facility to increase the multicurrency commitments by $50,000 from $1,590,000 to $1,640,000. On May 31, 2019, the Company entered into an amendment to its Senior Secured Facility to increase the multicurrency commitments by $70,000 from $1,640,000 to $1,710,000. The Senior Secured Facility is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. Commencing December 31, 2022, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the Senior Secured Facility as of November 19, 2022. In addition, the stated interest rate on the facility remains as a formula-based calculation based on a minimum borrowing base, resulting in a stated interest rate, depending on the type of borrowing, of (a) either LIBOR plus 1.75% per annum or LIBOR plus 2.00% per annum, or (b) either Alternate Base Rate plus 0.75% per annum or Alternate Base Rate plus 1% per annum. As of June 30, 2019, the stated interest rate on the facility was LIBOR plus 2.00%. The Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Senior Secured Facility and participation fees and fronting fees of up to 2.25% per annum on the letters of credit issued.

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
The Senior Secured Facility also provides for the issuance of letters of credit up to an aggregate amount of $150,000. As of June 30, 2019 and March 31, 2019, the Company had $6,227 and $15,977, respectively, in standby letters of credit issued through the Senior Secured Facility. The amount available for borrowing under the Senior Secured Facility is reduced by any standby letters of credit issued through the Senior Secured Facility. Under GAAP, these letters of credit are considered commitments because no funding has been made and as such are not considered a liability. These letters of credit are not senior securities because they are not in the form of a typical financial guarantee and the portfolio companies are obligated to refund any drawn amounts. The available remaining capacity under the Senior Secured Facility was $844,263 and $985,135 as of June 30, 2019 and March 31, 2019, respectively. Terms used in this disclosure have the meanings set forth in the Senior Secured Facility agreement.
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
The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018
Average debt outstanding	$1,250,566	$929,468
Maximum amount of debt outstanding	1,357,283	1,102,679

Weighted average annualized interest cost (1)	5.15%	5.25%
Annualized amortized debt issuance cost	0.45%	0.56%
Total annualized interest cost	5.60%	5.81%
____________________

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Facility. Commitment fees for the three months ended June 30, 2019 and 2018 were $845 and $711, respectively.

Foreign Currency Transactions and Translations
The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of June 30, 2019:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
Canadian Dollar	C$	2,300	$1,894	$1,760	$134	7/29/2019
Euro		€21,400	23,536	24,370	(834)	7/24/2019
Euro		€15,000	16,424	17,082	(658)	7/29/2019
British Pound		£3,500	4,456	4,455	1	7/5/2019
British Pound		£11,100	14,519	14,127	392	7/8/2019
British Pound		£12,700	16,558	16,163	395	7/11/2019
British Pound		£8,300	10,487	10,563	(76)	7/24/2019
British Pound		£26,100	36,774	33,217	3,557	7/29/2019
Australian Dollar	A$	1,000	701	702	(1)	7/8/2019
Australian Dollar	A$	6,000	4,406	4,211	195	7/29/2019
			$129,755	$126,650	$3,105

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of March 31, 2019:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
Canadian Dollar	C$	2,300	$1,894	$1,722	$172	4/26/2019
Euro		€24,700	27,285	27,734	(449)	4/23/2019
Euro		€9,000	10,272	10,106	166	4/26/2019
Euro		£15,000	16,424	16,843	(419)	4/29/2019
British Pound		£1,700	2,236	2,215	21	4/8/2019
British Pound		£8,300	10,487	10,815	(328)	4/23/2019
British Pound		£20,100	29,219	26,191	3,028	4/29/2019
Australian Dollar	A$	6,000	4,406	4,262	144	4/26/2019
			$102,223	$99,888	$2,335
As of June 30, 2019 and March 31, 2019, the Company was in compliance with all debt covenants for all outstanding debt obligations.
Note 9. Stockholders’ Equity
There were no equity offerings of common stock during the three months ended June 30, 2019 and March 31, 2019.
The Company adopted the following plans, approved by the Board of Directors, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the Securities Exchange Act of 1934 (the “1934 Act”) (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased	Cost of Shares Repurchased	Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50,000	$50,000	$—
December 14, 2015	50,000	50,000	—
September 14, 2016	50,000	50,000	—
October 30, 2018	50,000	36,054	13,946
February 6, 2019	50,000	—	50,000
Total as of June 30, 2019	$250,000	$186,054	$63,946
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
Under the Repurchase Plans described above, the Company allocated the following amounts to be repurchased in accordance with SEC Rule 10b5-1 (the “10b5-1 Repurchase Plans”):

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

Effective Date	Termination Date	Amount Allocated to 10b5-1 Repurchase Plans
September 15, 2015	November 5, 2015	$5,000
January 1, 2016	February 5, 2016	10,000
April 1, 2016	May 19, 2016	5,000
July 1, 2016	August 5, 2016	15,000
September 30, 2016	November 8, 2016	20,000
January 4, 2017	February 6, 2017	10,000
March 31, 2017	May 19, 2017	10,000
June 30, 2017	August 7, 2017	10,000
October 2, 2017	November 6, 2017	10,000
January 3, 2018	February 8, 2018	10,000
June 18, 2018	August 9, 2018	10,000
September 17, 2018	October 31, 2018	10,000
December 12, 2018	February 7, 2019	10,000
February 25, 2019	May 17, 2019	25,000
March 18, 2019	May 17, 2019	10,000
June 4, 2019	August 7, 2019	25,000
June 17, 2019	August 7, 2019	20,000
During the three months ended June 30, 2019, the Company repurchased 949,633 shares at a weighted average price per share of $15.92, inclusive of commissions, for a total cost of $15,122. This represents a discount of approximately 16.32% of the average net asset value per share for the three months ended June 30, 2019.
During the three months ended June 30, 2018, the Company repurchased 462,267 shares at a weighted average price per share of $17.04, inclusive of commissions, for a total cost of $7,877. This represents a discount of approximately 12.80% of the average net asset value per share for the three months ended June 30, 2018.

Since the inception of the Repurchase Plans through June 30, 2019, the Company repurchased 10,986,401 shares at a weighted average price per share of $16.93, inclusive of commissions, for a total cost of $186,054. Including fractional shares, the company has repurchased 10,986,431 shares at a weighted average price per share of $16.93, inclusive of commissions for a total cost of $186,054.
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

Note 10. Commitments and Contingencies
The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of June 30, 2019 and March 31, 2019, the Company had the following unfunded commitments to its portfolio companies:

	June 30, 2019	March 31, 2019
Unfunded revolver obligations and bridge loan commitments (1)	$250,603	$225,782
Standby letters of credit issued and outstanding (2)	15,276	23,542
Unfunded delayed draw loan commitments (3)	131,704	107,886
Unfunded delayed draw loan commitments (performance thresholds not met) (4)	68,748	65,062
Total Unfunded Commitments	$466,331	$422,272
____________________

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of June 30, 2019 and March 31, 2019, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of June 30, 2019 and March 31, 2019, the bridge loan commitments included in the balances were $0 and $0, respectively.

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

(4)
The borrowers are required to meet certain performance thresholds before the Company is obligated to fulfill the commitments and those performance thresholds were not met as of June 30, 2019 and March 31, 2019.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

Note 11. Financial Highlights
The following is a schedule of financial highlights for the three months ended June 30, 2019 and 2018.

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
	(Unaudited)	(Unaudited)
Per Share Data*
Net asset value at beginning of period	$19.06	$19.67
Net investment income (1)	0.50	0.44
Net realized and change in unrealized gains (losses) (1)	(0.16)	(0.25)
Net increase in net assets resulting from operations	0.35	0.18
Distribution of net investment income (2)	(0.45)	(0.45)
Distribution of return of capital (2)	—	—
Accretion due to share repurchases	0.04	0.02
Net asset value at end of period	$19.00	$19.42

Per share market value at end of period	$15.80	$16.71
Total return (3)	7.25%	9.53%
Shares outstanding at end of period	67,927,353	71,641,765
Weighted average shares outstanding	68,588,541	71,971,572

Ratio/Supplemental Data
Net assets at end of period (in millions)	$1,290.7	$1,391.2
Annualized ratio of operating expenses to average net assets (4)(5)	4.48%	5.30%
Annualized ratio of interest and other debt expenses to average net assets (5)	5.40%	3.85%
Annualized ratio of total expenses to average net assets (4)(5)	9.88%	9.15%
Annualized ratio of net investment income to average net assets (5)	10.67%	9.01%
Average debt outstanding (in millions)	$1,250.6	$929.5
Average debt per share	$18.23	$12.91
Annualized portfolio turnover rate (5)	35.24%	18.49%
Asset coverage per unit (6)	$1,949	$2,249
____________________

*	Totals may not foot due to rounding.

(1)	Financial highlights are based on the weighted average number of shares outstanding for the period presented.

(2)
The tax character of distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. Although the tax character of distributions paid to stockholders through June 30, 2019 may include return of capital, the exact amount cannot be determined at this point. Per share amounts are based on actual rate per share.

(3)
Total return is based on the change in market price per share during the respective periods. Total return also takes into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.

(4)
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown inclusive of all voluntary management and incentive fee waivers (See Note 3 to the financial statements). For the three months ended June 30, 2019, the annualized ratio of operating expenses to average net assets and the annualized ratio of total expenses to average net assets would be 4.50% and 9.91%, respectively, without the voluntary fee waivers. For the three months ended June 30, 2018, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 5.84% and 9.72%, respectively, without the voluntary fee waivers.

(5)	Annualized for the three months ended June 30, 2019 and 2018.

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
On July 12, 2019, Apollo Investment Corporation notified U.S. Bank National Association, the trustee (the “Trustee”) for the Company’s 6.875% Senior Notes due 2043 (the “Notes”), of the Company’s election to redeem the $150,000 aggregate principal amount of the Notes outstanding, and instructed the Trustee to provide notice of such redemption to the holders of the Notes in accordance with the terms of the indenture governing the Notes. The Company expects the redemption to be completed on August 12, 2019. Following the redemption, none of the Notes will remain outstanding.
On July 22, 2019, the Board of Directors approved Articles of Amendment (the “Articles of Amendment”), which amend the charter of the Company and reduce the number of shares of capital stock authorized in the Company’s charter from 400,000,000 shares of common stock, par value $0.001 per share, to 130,000,000 shares of common stock, par value $0.001 per share. The Articles of Amendment follow the Company’s one-for-three reverse stock split, which was effective November 30, 2018, and were accepted for record by the Department of Assessments and Taxation of the State of Maryland on July 22, 2019, becoming effective immediately.
During the period from July 1, 2019 through August 5, 2019, the Company repurchased 136,010 shares at a weighted average price per share of $16.11, inclusive of commissions, for a total cost of $2,192, leaving a maximum of $61,755 available for future purchases under the Repurchase Plans.
On August 6, 2019, the Board of Directors declared a distribution of $0.45 per share, payable on October 7, 2019 to stockholders of record as of September 20, 2019.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Apollo Investment Corporation
Results of Review of Financial Statements

We have reviewed the accompanying statement of assets and liabilities, including the schedule of investments, of Apollo Investment Corporation (the “Company”) as of June 30, 2019, and the related statements of operations for the three-month periods ended June 30, 2019 and 2018, the statements of changes in net assets for the three-month periods ended June 30, 2019 and 2018, and the statements of cash flows for the three-month periods ended June 30, 2019 and 2018, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities, including the schedule of investments, of the Company as of March 31, 2019, and the related statements of operations, of changes in net assets and of cash flows for the year then ended (not presented herein), and in our report dated May 16, 2019, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of assets and liabilities, including the schedule of investments, as of March 31, 2019, is fairly stated, in all material respects, in relation to the statement of assets and liabilities, including the schedule of investments from which they have been derived.

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
August 6, 2019

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
Overview
Apollo Investment Corporation (the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” or “our”) was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. We commenced operations on April 8, 2004 upon completion of our initial public offering that raised $870 million in net proceeds from selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through June 30, 2019, we have raised approximately $2.21 billion in net proceeds from additional offerings of common stock and we have repurchased common stock for $186.1 million.

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
Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment, and the competitive environment for the types of investments we make. As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of June 30, 2019, non-qualifying assets represented approximately 16.3% of the total assets of the Company.
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

Portfolio and Investment Activity
Our portfolio and investment activity during the three months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended June 30,
(in millions)*	2019	2018
Investments made in portfolio companies	$435.3	$359.0
Investments sold	(9.6)	(14.8)
Net activity before repaid investments	425.7	344.1
Investments repaid	(210.7)	(93.8)
Net investment activity	$215.0	$250.3

Portfolio companies at beginning of period	113	90
Number of new portfolio companies	21	7
Number of exited portfolio companies	(5)	(1)
Portfolio companies at end of period	129	96

Number of investments made in existing portfolio companies	30	20
____________________

*	Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of June 30, 2019 and March 31, 2019 were as follows:

	June 30, 2019		March 31, 2019
Portfolio composition, at fair value:
First lien secured debt	69%		66%
Second lien secured debt	21%		23%
Total secured debt	90%		89%
Unsecured debt	—		—
Structured products and other	2%		2%
Preferred equity	1%		1%
Common equity/interests and warrants	7%		8%
Weighted average yields, at amortized cost (1):
First lien secured debt (2)	9.3%		9.9%
Second lien secured debt (2)	11.3%		11.4%
Secured debt portfolio (2)	9.8%		10.2%
Unsecured debt portfolio (2)	—		—
Total debt portfolio (2)	9.8%		10.2%
Total portfolio (3)	9.2%		9.6%
Interest rate type, at fair value (4):
Fixed rate amount	—		—
Floating rate amount	$1.8	billion	$1.5	billion
Fixed rate, as percentage of total	1%		0%
Floating rate, as percentage of total	99%		100%
Interest rate type, at amortized cost (4):
Fixed rate amount	—		—
Floating rate amount	$1.8	billion	$1.5	billion
Fixed rate, as percentage of total	1%		0%
Floating rate, as percentage of total	99%		100%
____________________

(1)	An investor’s yield may be lower than the portfolio yield due to sales loads and other expenses.

(2)	Exclusive of investments on non-accrual status.

(3)	Inclusive of all income generating investments, non-income generating investments and investments on non-accrual status.

(4)
The interest rate type information is calculated using the Company’s corporate debt portfolio and excludes aviation, oil and gas, structured credit, renewables, shipping, commodities and investments on non-accrual status.

Since the initial public offering of Apollo Investment in April 2004 and through June 30, 2019, invested capital totaled $19.8 billion in 499 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 100 different financial sponsors.
Recent Developments
On July 12, 2019, Apollo Investment Corporation notified U.S. Bank National Association, the trustee (the “Trustee”) for the Company’s 6.875% Senior Notes due 2043 (the “Notes”), of the Company’s election to redeem the $150,000,000 aggregate principal amount of the Notes outstanding, and instructed the Trustee to provide notice of such redemption to the holders of the Notes in accordance with the terms of the indenture governing the Notes. The Company expects the redemption to be completed on August 12, 2019. Following the redemption, none of the Notes will remain outstanding.

On July 22, 2019, the Board of Directors approved Articles of Amendment (the “Articles of Amendment”), which amend the charter of the Company and reduce the number of shares of capital stock authorized in the Company’s charter from 400,000,000 shares of common stock, par value $0.001 per share, to 130,000,000 shares of common stock, par value $0.001 per share. The Articles of Amendment follow the Company’s one-for-three reverse stock split, which was effective November 30, 2018, and were accepted for record by the Department of Assessments and Taxation of the State of Maryland on July 22, 2019, becoming effective immediately.
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
As of June 30, 2019, $2.43 billion or 92.6% of the Company’s investments were classified as Level 3. The high proportion of Level 3 investments relative to our total investments is directly related to our investment philosophy and target portfolio, which consists primarily of long-term secured debt, as well as unsecured and mezzanine positions of private middle-market companies. A fundamental difference exists between our investments and those of comparable publicly traded fixed income investments, namely high-yield bonds, and this difference affects the valuation of our private investments relative to comparable publicly traded instruments.

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

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides a valuation. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered in the valuation process of independent valuation firms. During the three months ended June 30, 2019, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.
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
Results of Operations
Operating results for the three months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,
(in millions)*	2019	2018
Investment Income
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$59.6	$53.9
Dividend income	0.4	5.6
PIK interest income	5.6	2.7
Other income	0.9	1.4
Total investment income	$66.5	$63.6
Expenses
Management and performance-based incentive fees, net of amounts waived	$9.5	$14.4
Interest and other debt expenses, net of reimbursements	17.4	13.5
Administrative services expense, net of reimbursements	1.7	1.6
Other general and administrative expenses	3.3	2.5
Net Expenses	$32.0	$32.0
Net Investment Income	$34.5	$31.5
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$1.3	$(23.2)
Net change in unrealized gains (losses)	(12.0)	4.9
Net Realized and Change in Unrealized Gains (Losses)	(10.7)	(18.3)
Net Increase in Net Assets Resulting from Operations	$23.8	$13.3

Net Investment Income on Per Average Share Basis (1)	$0.50	$0.44
Earnings per share — basic (1)	$0.35	$0.18
____________________

*	Totals may not foot due to rounding.

(1)	Based on the weighted average number of shares outstanding for the period presented.
Total Investment Income
The increase in total investment income for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was primarily driven by the increase in total interest income (including PIK) of $8.6 million. The increase in total interest income (including PIK) was due to a higher income-bearing investment portfolio and the recognition of $4.1 million of PIK income for the three months ended June 30, 2019 from a investment that was restored to accrual status after being on non-accrual status. Further, there was an increase in prepayment fees and income recognized from the acceleration of discount, premium, or deferred fees on repaid investments which totaled $2.8 million and $0.9 million for the three months ended June 30, 2019 and three months ended June 30, 2018, respectively.This was partially offset by a decrease in overall yield for the total debt portfolio to 9.8% from 10.7%. The decrease in dividend income was due to a decrease in dividends received from Merx Aviation Finance, LLC and MSEA Tankers LLC. Furthermore, there was a decrease in other income of $0.5 million due to lower structuring fees and syndication fees.

Net Expenses
The decrease in net expenses for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was primarily driven by the decrease in management and performance-based incentive fees (net of amounts waived) of $4.9 million. This decrease in management and performance-based incentive fees (net of amounts waived) was due to lower performance based incentive fees from a total return based fee that became effective January 1, 2019. No performance based incentive fees were accrued for the three months ended June 30, 2019 compared to $5.6 million for the three months ended June 30, 2018. Furthermore, management fees (net of amounts waived) increased to $9.5 million for the three months ended June 30, 2019 compared to $8.8 million for the three months ended June 30, 2018 due to higher average gross assets. The decrease in net expenses was partially offset by the increase in interest and other debt expenses of $4.0 million which was attributed to the change in the average debt outstanding and net leverage from $0.93 billion and 0.78x, respectively during the three months ended June 30, 2018, to $1.25 billion and 1.03x, respectively during the three months ended June 30, 2019.
Net Realized Gains (Losses)
During the three months ended June 30, 2019, we recognized gross realized gains of $1.3 million and gross realized losses of $0.0 million, resulting in net realized gains of $1.3 million. Significant realized gains (losses) for the three months ended June 30, 2019 are summarized below:

(in millions)	Net Realized Gain (Loss)
SquareTwo (CA Holdings, Collect America, Ltd.)	$1.1

During the three months ended June 30, 2018, we recognized gross realized gains of $0.1 million and gross realized losses of $23.3 million, resulting in net realized losses of $23.2 million. Significant realized gains (losses) for the three months ended June 30, 2018 are summarized below:

(in millions)	Net Realized Gain (Loss)
Access CIG, LLC	$0.1
Accelerate Parent Corp. (American Tire)	(10.1)
Net Change in Unrealized Gains (Losses)
During the three months ended June 30, 2019, we recognized gross unrealized gains of $12.8 million and gross unrealized losses of $24.8 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $12.0 million. Significant changes in unrealized gains (losses) for the three months ended June 30, 2019 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Sprint Industrial Holdings, LLC	$2.3
Merx Aviation Finance, LLC	1.4
SHD Oil & Gas, LLC	(7.7)
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)	(4.1)
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	(2.7)
CT Technologies Intermediate Holdings, Inc	(1.4)

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
Debt
See Note 8 to the financial statements for information on the Company’s debt.
The following table shows the contractual maturities of our debt obligations as of June 30, 2019:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$859.5	$—	$—	$859.5	$—
2025 Notes	350.0	—	—	—	350.0
2043 Notes	150.0	—	—	—	150.0
Total Debt Obligations	$1,359.5	$—	$—	$859.5	$500.0
____________________

(1)
As of June 30, 2019, aggregate lender commitments under the Senior Secured Facility totaled $1.71 billion and $844.3 million of unused capacity. As of June 30, 2019, there were $6.2 million of letters of credit issued under the Senior Secured Facility as shown as part of total commitments in Note 10 to the financial statements.

Stockholders’ Equity
See Note 9 to the financial statements for information on the Company’s public offerings and share repurchase plans.
Distributions
Distributions paid to stockholders during the three months ended June 30, 2019 and 2018 totaled $31.0 million ($0.45 per share) and $32.4 million ($0.45 per share), respectively. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. Although the tax character of distributions paid to stockholders through June 30, 2019 may include return of capital, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ended March 31, 2020. Tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the calendar year. Our quarterly distributions, if any, will be determined by our Board of Directors.
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
PIK Income
For the three months ended June 30, 2019 and 2018, PIK income totaled $5.6 million and $2.7 million on total investment income of $66.5 million and $63.6 million, respectively. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders annually in the form of distributions, even though the Company has not yet collected the cash. See Note 5 to the financial statements for more information on the Company’s PIK income.
Related Party Transactions
See Note 3 to the financial statements for information on the Company’s related party transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. During the three months ended June 30, 2019, many of the loans in our portfolio had floating interest rates. These loans are usually based on LIBOR and typically have durations of one to six months after which they reset to current market interest rates. The Company also has a Senior Secured Facility that is based on LIBOR rates.
The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of June 30, 2019, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income		Net Investment Income Per Share
Up 200 basis points	$15.6	million	$0.230
Up 100 basis points	7.8	million	0.115
Down 100 basis points	(7.7	) million	(0.113)
Down 200 basis points	(7.7	) million	(0.114)
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2019 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Control Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the first fiscal quarter of 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2019, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
The Company adopted the following plans, approved by the Board of Directors, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the 1934 Act (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased		Cost of Shares Repurchased		Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50.0	million	$50.0	million	$—
December 14, 2015	50.0	million	50.0	million	—
September 14, 2016	50.0	million	50.0	million	—
October 30, 2018	50.0	million	36.1	million	13.9	million
February 6, 2019	50.0	million	—	million	50.0	million
Total as of June 30, 2019	$250.0	million	$186.1	million	$63.9	million
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

Under the Repurchase Plans described above, the Company allocated the following amounts to be repurchased in accordance with SEC Rule 10b5-1 (the “10b5-1 Repurchase Plans”):

Effective Date	Termination Date	Amount Allocated to 10b5-1 Repurchase Plans
September 15, 2015	November 5, 2015	$5.0	million
January 1, 2016	February 5, 2016	10.0	million
April 1, 2016	May 19, 2016	5.0	million
July 1, 2016	August 5, 2016	15.0	million
September 30, 2016	November 8, 2016	20.0	million
January 4, 2017	February 6, 2017	10.0	million
March 31, 2017	May 19, 2017	10.0	million
June 30, 2017	August 7, 2017	10.0	million
October 2, 2017	November 6, 2017	10.0	million
January 3, 2018	February 8, 2018	10.0	million
June 18, 2018	August 9, 2018	10.0	million
September 17, 2018	October 31, 2018	10.0	million
December 12, 2018	February 7, 2019	10.0	million
February 25, 2019	May 17, 2019	25.0	million
March 18, 2019	May 17, 2019	10.0	million
June 4, 2019	August 7, 2019	25.0	million
June 17, 2019	August 7, 2019	20.0	million

The following table presents information with respect to the Company’s purchases of its common stock since adoption of the Repurchase Plans through June 30, 2019:

Month	Total Number of Shares Purchased	Average Price Paid Per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans
August 2015	510,000	$19.71	510,000	$40.0	million
September 2015	603,466	18.46	603,466	28.8	million
November 2015	1,116,666	18.10	1,116,666	8.6	million
December 2015	627,443	17.58	627,443	47.6	million
January 2016	670,708	14.91	670,708	37.6	million
June 2016	362,933	16.73	362,933	31.5	million
July 2016	16,491	16.53	16,491	31.2	million
August 2016	596,294	17.67	596,294	20.7	million
September 2016	411,523	18.13	411,523	63.2	million
October 2016	527,417	17.82	527,417	53.8	million
November 2016	239,289	17.45	239,289	49.6	million
August 2017	33,333	17.96	33,333	49.0	million
September 2017	186,767	17.98	186,767	45.7	million
October 2017	144,867	17.96	144,867	43.1	million
November 2017	64,500	17.79	64,500	41.9	million
December 2017	50,100	17.89	50,100	41.0	million
January 2018	577,386	17.32	577,386	31.0	million
February 2018	70,567	16.23	70,567	29.9	million
May 2018	263,667	17.12	263,667	25.4	million
June 2018	198,601	16.94	198,601	22.0	million
July 2018	8,867	16.75	8,867	21.9	million
August 2018	502,767	17.11	502,767	13.3	million
September 2018	444,467	16.54	444,467	5.9	million
October 2018	160,800	16.46	160,800	53.3	million
November 2018	595,672	15.81	595,672	43.9	million
December 2018	741,389	13.49	741,359	33.9	million
February 2019	19,392	15.16	19,392	83.6	million
March 2019	291,426	15.40	291,426	79.1	million
April 2019	44,534	15.23	44,534	78.4	million
May 2019	298,026	15.93	298,026	73.6	million
June 2019	607,073	15.97	607,073	63.9	million
Total	10,986,431	$16.93	10,986,401
____________________
* The average price per share is inclusive of commissions.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
(a)    Exhibits

3.1(a)	Articles of Amendment (1)
3.1(b)	Articles of Amendment and Restatement (2)
3.1(c)	Articles of Amendment (4)
3.1(d)	Articles of Amendment (5)
3.2	Fifth Amended and Restated Bylaws (3)
10.1	Third Amended and Restated Investment Advisory Management Agreement (6)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
_________________________

*	Filed herewith.

(1)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, as Form N-2, filed on June 20, 2005.

(2)	Incorporated by reference from the Registrant’s post-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on August 14, 2006.

(3)	Incorporated by reference to Exhibit 3.2 as applicable, to the Registrant’s Form 8-K, filed on May 18, 2018.

(4)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on December 3, 2018

(5)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on July 22, 2019.

(6)	Incorporated by reference to Exhibit 10.1 as applicable, to the Registrant’s Form 8-K, filed on August 10, 2018.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 6, 2019.

APOLLO INVESTMENT CORPORATION

By:	/s/ HOWARD WIDRA
Howard Widra
Chief Executive Officer

By:	/s/ GREGORY W. HUNT
Gregory W. Hunt
Chief Financial Officer and Treasurer

By:	/s/ AMIT JOSHI
Amit Joshi
Chief Accounting Officer and Assistant Treasurer