Form 10-Q
period 2019-09-30
APOLLO INVESTMENT CORP
filed 2019-11-05
CIK 1278752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of November 4, 2019 was 66,545,741.

APOLLO INVESTMENT CORPORATION

PART I. FINANCIAL INFORMATION
In this report, the terms the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” and “our” refer to Apollo Investment Corporation unless the context specifically states otherwise.
Item 1. Financial Statements
APOLLO INVESTMENT CORPORATION STATEMENTS OF ASSETS AND LIABILITIES (In thousands, except share and per share data)

	September 30, 2019	March 31, 2019
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost — $2,159,801 and $1,654,322, respectively)	$2,121,375	$1,627,406
Non-controlled/affiliated investments (cost — $67,304 and $67,072, respectively)	49,164	49,681
Controlled investments (cost — $662,657 and $736,717, respectively)	634,221	731,045
Cash and cash equivalents	31,637	36,280
Foreign currencies (cost — $4,860 and $4,963, respectively)	4,801	4,909
Receivable for investments sold	269	336
Interest receivable	28,692	24,280
Dividends receivable	4,381	3,748
Deferred financing costs	17,693	19,776
Prepaid expenses and other assets	729	336
Total Assets	$2,892,962	$2,497,797

Liabilities
Debt	$1,584,128	$1,128,686
Payable for investments purchased	—	677
Distributions payable	30,171	31,040
Management and performance-based incentive fees payable	12,101	8,880
Interest payable	3,666	5,818
Accrued administrative services expense	2,354	2,983
Other liabilities and accrued expenses	7,150	7,086
Total Liabilities	$1,639,570	$1,185,170
Commitments and contingencies (Note 10)
Net Assets	$1,253,392	$1,312,627

Net Assets
Common stock, $0.001 par value (130,000,000 and 400,000,000 shares authorized; 67,047,352 and 68,876,986 shares issued and outstanding, respectively)	$67	$69
Capital in excess of par value	2,126,502	2,155,836
Accumulated under-distributed (over-distributed) earnings	(873,177)	(843,278)
Net Assets	$1,253,392	$1,312,627

Net Asset Value Per Share	$18.69	$19.06

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Investment Income
Non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$51,489	$44,586	$98,493	$84,029
Dividend income	5	—	66	—
PIK interest income	732	816	5,438	2,066
Other income	2,185	1,810	3,122	3,213
Non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	—	—	—	—
Dividend income	313	295	632	607
PIK interest income	—	—	—	—
Other income	—	—	—	—
Controlled investments:
Interest income (excluding PIK interest income)	12,271	15,075	24,910	29,565
Dividend income	2,451	1,985	2,451	7,250
PIK interest income	872	1,467	1,722	2,895
Other income	—	—	—	—
Total Investment Income	$70,318	$66,034	$136,834	$129,625
Expenses
Management fees	$10,190	$9,258	$19,729	$18,131
Performance-based incentive fees	1,911	6,359	1,911	13,782
Interest and other debt expenses	18,735	14,903	36,246	28,480
Administrative services expense	1,542	1,857	3,267	3,495
Other general and administrative expenses	2,305	3,524	5,609	6,056
Total expenses	34,683	35,901	66,762	69,944
Management and performance-based incentive fees waived	—	(1,834)	—	(3,690)
Expense reimbursements	(99)	(196)	(196)	(339)
Net Expenses	$34,584	$33,871	$66,566	$65,915
Net Investment Income	$35,734	$32,163	$70,268	$63,710
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$(5,701)	$228	$(5,710)	$(9,718)
Non-controlled/affiliated investments	—	2,007	1,089	2,007
Controlled investments	—	—	—	—
Option contracts	—	(10,311)	—	(23,520)
Foreign currency transactions	(1,387)	2	(1,185)	(26)
Extinguishment of debt	(4,375)	—	(4,375)	—
Net realized gains (losses)	(11,463)	(8,074)	(10,181)	(31,257)
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	(7,463)	(5,717)	(11,508)	(10,839)
Non-controlled/affiliated investments	(1,659)	(3,094)	(750)	(3,960)
Controlled investments	(13,069)	1,393	(22,765)	9,973
Option contracts	—	10,926	—	10,359
Foreign currency translations	4,988	432	5,833	3,293
Net change in unrealized gains (losses)	(17,203)	3,940	(29,190)	8,826
Net Realized and Change in Unrealized Gains (Losses)	$(28,666)	$(4,134)	$(39,371)	$(22,431)
Net Increase (Decrease) in Net Assets Resulting from Operations	$7,068	$28,029	$30,897	$41,279
Earnings Per Share — Basic	$0.10	$0.39	$0.45	$0.58

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF CHANGES IN NET ASSETS (Unaudited) (In thousands, except share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Operations
Net investment income	$35,734	$32,163	$70,268	$63,710
Net realized gains (losses)	(11,463)	(8,074)	(10,181)	(31,257)
Net change in unrealized gains (losses)	(17,203)	3,940	(29,190)	8,826
Net Increase in Net Assets Resulting from Operations	$7,068	$28,029	$30,897	$41,279

Distributions to Stockholders
Distribution of net investment income	$(30,171)	$(31,938)	$(60,795)	$(64,231)
Distribution of return of capital	—	—	—	—
Net Decrease in Net Assets Resulting from Distributions to Stockholders	$(30,171)	$(31,938)	$(60,795)	$(64,231)

Capital Share Transactions
Repurchase of common stock	(14,215)	(16,104)	(29,337)	(23,982)
Net Decrease in Net Assets Resulting from Capital Share Transactions	$(14,215)	$(16,104)	$(29,337)	$(23,982)

Net Assets
Net decrease in net assets during the period	$(37,318)	$(20,013)	$(59,235)	$(46,934)
Net assets at beginning of period	1,290,710	1,391,165	1,312,627	1,418,086
Net Assets at End of Period	$1,253,392	$1,371,152	$1,253,392	$1,371,152

Capital Share Activity
Shares repurchased during the period	(880,001)	(956,100)	(1,829,634)	(1,418,367)
Shares issued and outstanding at beginning of period	67,927,353	71,641,765	68,876,986	72,104,032
Shares Issued and Outstanding at End of Period	67,047,352	70,685,665	67,047,352	70,685,665

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Six Months Ended September 30,
	2019	2018
Operating Activities
Net increase (decrease) in net assets resulting from operations	$30,897	$41,279
Net realized (gains) losses	10,181	31,257
Net change in unrealized (gains) losses	29,190	(8,826)
Net amortization of premiums and accretion of discounts on investments	(4,337)	(3,358)
Accretion of discount on notes	297	297
Amortization of deferred financing costs	2,526	2,345
Increase in gains/(losses) from foreign currency transactions	(1,185)	(26)
PIK interest and dividends capitalized	(5,982)	(4,089)
Changes in operating assets and liabilities:
Purchases of investments	(912,673)	(760,464)
Proceeds from sales and repayments of investments	486,112	639,764
Purchases of option contracts	—	(23,740)
Proceeds from option contracts	—	546
Net settlement of option contracts	—	12,414
Decrease (increase) in interest receivable	(4,402)	332
Decrease (increase) in dividends receivable	(633)	—
Decrease (increase) in prepaid expenses and other assets	(393)	(768)
Increase (decrease) in management and performance-based incentive fees payable	3,221	268
Increase (decrease) in interest payable	(2,152)	385
Increase (decrease) in accrued administrative services expense	(629)	(275)
Increase (decrease) in other liabilities and accrued expenses	64	3,069
Net Cash Used in/Provided by Operating Activities	$(369,898)	$(69,590)
Financing Activities
Issuances of debt	$799,134	$553,603
Payments of debt	(342,797)	(394,500)
Financing costs paid and deferred	(184)	(10)
Repurchase of common stock	(29,337)	(23,982)
Distributions paid	(61,664)	(64,736)
Net Cash Used in/Provided by Financing Activities	$365,152	$70,375

Cash, Cash Equivalents, Foreign Currencies and Collateral on Option Contracts
Net increase (decrease) in cash, cash equivalents, foreign currencies and collateral on option contracts during the period	$(4,746)	$785
Effect of foreign exchange rate changes on cash and cash equivalents	(5)	(11)
Cash, cash equivalents, foreign currencies and collateral on option contracts at beginning of period	41,189	20,349
Cash, Cash Equivalents, Foreign Currencies and Collateral on Option Contracts at the End of Period	$36,438	$21,123

Supplemental Disclosure of Cash Flow Information
Cash interest paid	$35,627	$25,455

Non-Cash Activity
PIK income	$7,160	$4,961

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (28)	Fair Value (1)(29)
Advertising, Printing & Publishing
A-L Parent LLC	Second Lien Secured Debt	9.30% (1M L+725, 1.00% Floor)	12/02/24	$5,536	$5,500	$5,508
Simplifi Holdings, Inc.	First Lien Secured Debt	8.04% (1M L+500, 1.00% Floor)	08/02/25	36,582	35,929	35,851	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/02/25	2,400	(54)	(48)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	08/04/25	2,436	(24)	(49)	(8)(9)(21)(23)
					35,851	35,754
Total Advertising, Printing & Publishing					$41,351	$41,262
Aerospace & Defense
Erickson Inc	First Lien Secured Debt - Revolver	9.82% (3M L+750, 1.00% Floor)	04/28/22	$32,487	$32,487	$31,919	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/28/22	5,965	(290)	(104)	(8)(9)(21)(23)
	First Lien Secured Debt - Letters of Credit	7.50%	9/30/19 - 2/24/21	6,548	—	(113)	(8)(9)(23)
					32,197	31,702
ILC Dover LP	Second Lien Secured Debt	10.70% (3M L+850, 1.00% Floor)	06/28/24	7,800	7,671	7,683
PAE Holding Corporation	Second Lien Secured Debt	11.60% (3M L+950, 1.00% Floor)	10/20/23	28,097	27,599	27,745	(10)
Total Aerospace & Defense					$67,467	$67,130
Automotive
Accelerate Parent Corp.	Common Equity/Interests - Common Stock	N/A	N/A	1,664,046 Shares	$1,714	$—	(13)(26)
Arlington Industries Group Limited	First Lien Secured Debt	5.96% (1M GBP L+525, 0.50% Floor)	03/29/24	£7,961	10,126	9,556	(9)(17)
	First Lien Secured Debt	5.75% (1M E+525, 0.50% Floor)	03/29/24	€3,297	3,693	3,496	(9)(17)
	First Lien Secured Debt - Revolver	5.96% (1M GBP L+525, 0.50% Floor)	03/29/24	£2,095	2,570	2,509	(9)(17)(23)
	First Lien Secured Debt - Unfunded Revolver	1.25% Unfunded	03/29/24	£605	(64)	(21)	(8)(9)(17)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	03/29/24	£1,300	(31)	(45)	(8)(9)(17)(21)(23)
					16,294	15,495
Crowne Automotive
Vari-Form Group, LLC	First Lien Secured Debt	13.14% (3M L+11.00% (7.00% Cash plus 4.00% PIK), 1.00% Floor)	02/02/23	$5,860	938	938	(9)(13)(14)
Vari-Form Inc.	First Lien Secured Debt	13.14% (3M L+11.00% (7.00% Cash plus 4.00% PIK), 1.00% Floor)	02/02/23	2,446	391	391	(9)(13)(14)
					1,329	1,329
K&N Parent, Inc.	Second Lien Secured Debt	10.79% (1M L+875, 1.00% Floor)	10/21/24	23,765	23,459	23,075
Total Automotive					$42,796	$39,899
Aviation and Consumer Transport
Merx Aviation Finance, LLC (5)	First Lien Secured Debt - Revolver	12.00%	10/31/23	$307,300	$307,300	$307,300
	First Lien Secured Debt - Letter of Credit	2.25%	07/13/20	177	—	—	(23)
	Common Equity - Membership Interests	N/A	N/A	N/A	15,000	55,697
Total Aviation and Consumer Transport					$322,300	$362,997

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (28)	Fair Value (1)(29)
Beverage, Food & Tobacco
Eagle Foods Family Group, LLC	First Lien Secured Debt	9.12% (6M L+650, 1.00% Floor)	06/14/24	$24,688	$24,470	$24,194	(9)
	First Lien Secured Debt - Revolver	9.12% (6M L+650, 1.00% Floor)	06/14/23	417	417	408	(9)(23)
	First Lien Secured Debt - Revolver	8.71% (3M L+650, 1.00% Floor)	06/14/23	917	917	898	(9)(23)
	First Lien Secured Debt - Revolver	8.72% (3M L+650, 1.00% Floor)	06/14/23	250	250	245	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/14/23	2,166	(31)	(43)	(8)(9)(21)(23)
					26,023	25,702
Florida Food Products
Florida Food Products, Inc.	First Lien Secured Debt	8.79% (1M L+675, 1.00% Floor)	09/08/25	23,055	22,565	22,824	(9)
Florida Food Products, LLC	First Lien Secured Debt - Revolver	8.79% (1M L+675, 1.00% Floor)	09/06/23	1,473	1,473	1,458	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/06/23	240	(34)	(2)	(8)(9)(21)(23)
					24,004	24,280
TNT Crust LLC	First Lien Secured Debt	7.29% (1M L+525, 1.00% Floor)	11/06/23	10,377	10,183	10,170	(9)
	First Lien Secured Debt	7.29% (1M L+525, 1.00% Floor)	11/06/23	9,038	8,889	8,857	(9)
	First Lien Secured Debt - Revolver	7.30% (1M L+525, 1.00% Floor)	11/06/23	813	813	797	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/06/23	2,439	(57)	(49)	(8)(9)(21)(23)
	Common Equity/Interests - Series A Units	N/A	N/A	244 Shares	30	310	(9)(13)
					19,858	20,085
Turkey Hill
IC Holdings LLC	Common Equity/Interests - Series A Units	N/A	N/A	169 Shares	169	155	(9)(13)
THLP CO. LLC	First Lien Secured Debt	7.54% (1M L+550, 1.00% Floor)	05/30/25	19,562	19,192	19,366	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	05/31/24	4,494	(84)	(45)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	05/30/25	5,618	(47)	(56)	(8)(9)(21)(23)
					19,230	19,420
Wm. Bolthouse Farms, Inc.	Common Equity/Interests - Common Stock	N/A	N/A	1,000,000 Shares	1,000	1,000	(13)
Total Beverage, Food & Tobacco					$90,115	$90,487
Business Services
Access CIG, LLC	Second Lien Secured Debt	10.07% (3M L+775)	02/27/26	$15,900	$15,781	$15,900	(10)
Aero Operating LLC	First Lien Secured Debt	9.35% (1M L+725, 1.00% Floor)	12/29/22	36,566	35,954	36,200	(9)
	First Lien Secured Debt - Revolver	11.25% (P+625)	12/29/22	160	160	159	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	1.00% Unfunded	12/29/22	3,613	(78)	(36)	(8)(9)(21)(23)
	First Lien Secured Debt - Letters of Credit	L+400	4/30/20 - 6/21/20	1,039	—	(10)	(8)(9)(23)
					36,036	36,313

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (28)	Fair Value (1)(29)
Ambrosia Buyer Corp.	Second Lien Secured Debt	10.20% (6M L+800, 1.00% Floor)	08/28/25	21,429	21,033	20,756
Claritas, LLC	First Lien Secured Debt	8.10% (3M L+600, 1.00% Floor)	12/21/23	3,895	3,860	3,856	(9)
	First Lien Secured Debt - Revolver	8.04% (1M L+600, 1.00% Floor)	12/21/23	258	258	255	(9)(23)
	First Lien Secured Debt - Revolver	10.00% (P+500)	12/21/23	26	26	26	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/21/23	747	(9)	(7)	(8)(9)(21)(23)
					4,135	4,130
Continuum Global Solutions, LLC	First Lien Secured Debt - Revolver	7.60% (1M L+550, 1.00% Floor)	02/15/22	5,858	5,858	5,741	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	02/15/22	4,911	(171)	(98)	(8)(9)(21)(23)
	Preferred Equity - Preferred Stock	N/A	N/A	620 Shares	62	62	(9)(13)
					5,749	5,705
CT Technologies Intermediate Holdings, Inc	First Lien Secured Debt	6.29% (1M L+425, 1.00% Floor)	12/01/21	4,437	3,940	4,066	(9)(10)
	Second Lien Secured Debt	11.04% (1M L+900, 1.00% Floor)	12/01/22	31,253	30,719	28,128	(9)
					34,659	32,194
Education Personnel	First Lien Secured Debt	5.51% (3M GBP L+475, 0.50% Floor)	08/31/24	£4,077	5,178	4,979	(9)(17)
	First Lien Secured Debt - Revolver	5.51% (3M GBP L+475, 0.50% Floor)	08/31/24	£1,471	1,868	1,796	(9)(17)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.66% Unfunded	08/31/24	£4,412	—	—	(9)(17)(21)(23)
					7,046	6,775
Electro Rent Corporation	Second Lien Secured Debt	11.13% (2M L+900, 1.00% Floor)	01/31/25	34,235	33,485	33,551	(9)
Ensemble RCM, LLC	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/01/24	4,155	(388)	(374)	(8)(21)(23)
Jacent Strategic Merchandising	First Lien Secured Debt	8.01% (3M L+575, 1.00% Floor)	04/23/24	22,693	22,382	22,350	(9)
	First Lien Secured Debt - Revolver	7.85% (3M L+575, 1.00% Floor)	04/23/24	467	467	460	(9)(23)
	First Lien Secured Debt - Revolver	9.75% (P+475)	04/23/24	933	933	919	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/23/24	2,100	(48)	(32)	(8)(9)(21)(23)
	Common Equity/Interests - Common Stock	N/A	N/A	5,000 Shares	500	500	(9)(13)
					24,234	24,197
JF Acquisition, LLC	First Lien Secured Debt	7.60% (3M L+550, 1.00% Floor)	07/31/24	5,272	5,168	5,167	(9)
	First Lien Secured Debt	7.76% (3M L+550, 1.00% Floor)	07/31/24	8,159	8,002	7,996	(9)
	First Lien Secured Debt - Revolver	7.75% (3M L+550, 1.00% Floor)	07/31/24	188	188	185	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	07/31/24	1,381	(30)	(28)	(8)(9)(21)(23)
					13,328	13,320
McLarens Global Ltd
Margaux Acquisition Inc.	First Lien Secured Debt	8.32% (3M L+600, 1.00% Floor)	12/19/24	18,895	18,590	18,706	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/19/24	1,601	(28)	(16)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	12/19/24	4,461	(101)	(45)	(8)(9)(21)(23)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (28)	Fair Value (1)(29)
Margaux UK Finance Limited	First Lien Secured Debt	7.00% (3M GBP L+600, 1.00% Floor)	12/19/24	£5,926	7,357	7,229	(9)(17)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/19/24	£541	(12)	(7)	(8)(9)(17)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	12/19/24	£1,353	(30)	(17)	(8)(9)(17)(21)(23)
					25,776	25,850
Ministry Brands, LLC	Second Lien Secured Debt	11.34% (2M L+925, 1.00% Floor)	06/02/23	10,000	9,914	9,977
Newscycle Solutions, Inc.	First Lien Secured Debt	9.04% (1M L+700, 1.00% Floor)	12/29/22	15,046	14,796	14,896	(9)
	First Lien Secured Debt	9.10% (1M L+700, 1.00% Floor)	12/29/22	1,163	1,150	1,151	(9)
	First Lien Secured Debt - Revolver	9.05% (1M L+700, 1.00% Floor)	12/29/22	400	400	396	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/29/22	100	(8)	(1)	(8)(9)(21)(23)
					16,338	16,442
PSI Services, LLC	First Lien Secured Debt	7.04% (1M L+500, 1.00% Floor)	01/20/23	4,551	4,488	4,529	(9)
	First Lien Secured Debt - Revolver	9.00% (P+400)	01/20/22	278	278	277	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	01/20/22	119	(5)	(1)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	01/20/22	£47	—	—	(8)(9)(21)(23)
	Second Lien Secured Debt	11.04% (1M L+900, 1.00% Floor)	01/20/24	37,893	37,192	37,935	(9)
					41,953	42,740
RA Outdoors, LLC	First Lien Secured Debt	6.79% (1M L+475, 1.00% Floor)	09/11/24	7,102	7,001	6,889	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/09/22	1,200	(14)	(24)	(8)(9)(21)(23)
	Second Lien Secured Debt	10.79% (1M L+875, 1.00% Floor)	09/11/25	34,200	33,563	32,832	(9)
					40,550	39,697
STG-Fairway Acquisitions, Inc.	Second Lien Secured Debt	11.29% (1M L+925, 1.00% Floor)	06/30/23	15,000	14,823	14,400
TGG TS Acquisition Company	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/14/23	1,750	—	(44)	(8)(21)(23)
Transplace Holdings, Inc.	Second Lien Secured Debt	10.80% (1M L+875, 1.00% Floor)	10/06/25	8,599	8,436	8,427	(10)
U.S. Legal Support
USLS Acquisition, Inc.	First Lien Secured Debt	7.85% (3M L+575, 1.00% Floor)	12/02/24	24,623	24,234	24,175	(9)
	First Lien Secured Debt - Revolver	8.08% (3M L+575)	12/02/24	536	536	526	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/02/24	986	(28)	(18)	(8)(9)(21)(23)
	First Lien Secured Debt - Letters of Credit	5.75%	10/15/19-06/06/20	86	—	(1)	(8)(9)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	12/02/24	12	(40)	—	(9)(21)(23)
US Legal Support Investment Holdings, LLC	Common Equity/Interests - Series A-1 Units	N/A	N/A	631,972 Shares	632	712	(9)(13)
					25,334	25,394

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (28)	Fair Value (1)(29)
Vertafore, Inc.	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/30/23	14,576	(1,294)	(1,676)	(8)(21)(23)
	First Lien Secured Debt - Letter of Credit	3.25%	01/17/20	424	—	(49)	(8)(23)
					(1,294)	(1,725)
Total Business Services					$376,928	$373,625
Chemicals, Plastics & Rubber
Carbon Free Chemicals
Carbonfree Caustic SPE LLC	First Lien Secured Debt	5.00%	12/31/21	$12,800	$12,800	$12,800
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)	First Lien Secured Debt	5.22% PIK	12/31/21	50,305	50,305	43,076
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	12/31/21	311	—	—	(21)(23)
	Common Equity/Interests - Residual Interests	N/A	N/A	9,000,000 Shares	9,000	—	(13)
					72,105	55,876
Hare Bidco, Inc.	Second Lien Secured Debt	9.75% (1M E+875)	08/01/24	€13,574	14,486	14,651
Westfall Technik, Inc.	First Lien Secured Debt	7.60% (3M L+575, 1.00% Floor)	09/13/24	15,345	15,172	15,192	(9)
	First Lien Secured Debt - Revolver	7.68% (1M L+575, 1.00% Floor)	09/13/24	1,615	1,615	1,599	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/13/24	404	(33)	(4)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	09/13/24	13,502	(214)	(135)	(8)(9)(21)(23)
					16,540	16,652
Total Chemical, Plastics & Rubber					$103,131	$87,179
Construction & Building
Englert
Gutter Buyer, Inc.	First Lien Secured Debt	8.29% (1M L+625, 1.00% Floor)	03/06/25	$23,804	$23,265	$23,233	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/06/24	2,727	(60)	(65)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	03/06/25	3,409	(46)	(49)	(8)(9)(21)(23)
Gutter Holdings, LP	Common Equity/Interests - Common Stock	N/A	N/A	500 Shares	500	608	(9)(13)
Total Construction & Building					$23,659	$23,727
Consumer Goods – Durable
Hayward Industries, Inc.	Second Lien Secured Debt	10.29% (1M L+825)	08/04/25	$21,919	$21,672	$21,480	(10)
KDC US Holdings	First Lien Secured Debt - Unfunded Revolver	0.25% Unfunded	12/21/23	5,916	—	(477)	(8)(21)(23)
	First Lien Secured Debt - Letters of Credit	3.25%	12/31/19 - 03/08/20	104	—	(9)	(8)(23)
					—	(486)
KLO Holdings
9357-5991 Quebec Inc.	First Lien Secured Debt	11.82% (3M L+775 Cash plus 2.00% PIK)	04/07/22	9,022	8,653	2,988	(13)(14)
KLO Acquisition LLC	First Lien Secured Debt	11.82% (3M L+775 Cash plus 2.00% PIK)	04/07/22	5,474	5,260	1,813	(13)(14)
					13,913	4,801

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (28)	Fair Value (1)(29)
Project Comfort Buyer, Inc.	First Lien Secured Debt	9.19% (6M L+700, 1.00% Floor)	02/03/25	23,472	22,844	23,003	(9)
	First Lien Secured Debt - Revolver	9.20% (6M L+700, 1.00% Floor)	02/01/24	692	692	678	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	02/01/24	2,769	(90)	(55)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	02/03/25	2,308	(31)	(46)	(8)(9)(21)(23)
	Preferred Equity - Preferred Stock	N/A	N/A	461,538 Shares	462	462	(9)(13)
					23,877	24,042
Sorenson Holdings, LLC	Common Equity/Interests - Membership Interests	N/A	N/A	587 Shares	—	472	(10)(13)
Total Consumer Goods - Durable					$59,462	$50,309
Consumer Goods – Non-durable
ABG Intermediate Holdings 2, LLC	Second Lien Secured Debt	9.79% (1M L+775, 1.00% Floor)	09/29/25	$7,229	$7,206	$7,243	(10)
BIG Buyer, LLC	First Lien Secured Debt	8.54% (1M L+650, 1.00% Floor)	11/20/23	29,117	28,391	28,824	(9)
	First Lien Secured Debt - Revolver	8.54% (1M L+650, 1.00% Floor)	11/20/23	722	722	715	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/20/23	1,083	(45)	(11)	(8)(9)(21)(23)
					29,068	29,528
Lion Cashmere Midco Limited	First Lien Secured Debt	7.83% (6M L+575, 1.00% Floor)	03/21/25	13,053	12,844	12,704	(9)(17)
	First Lien Secured Debt - Revolver	5.25% (6M E+525)	03/21/24	€249	282	265	(9)(17)(23)
	First Lien Secured Debt - Revolver	5.75% (2M L+525, 1.00% Floor)	03/21/24	£166	207	199	(9)(17)(23)
	First Lien Secured Debt - Unfunded Revolver	1.84% Unfunded	03/21/24	€773	(21)	(21)	(8)(9)(17)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	2.01% Unfunded	03/21/25	€2,372	(43)	(71)	(8)(9)(17)(21)(23)
					13,269	13,076
Protein For Pets Opco, LLC	First Lien Secured Debt	7.12% (3M L+500, 1.00% Floor)	11/28/25	12,781	12,539	12,525	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	05/31/24	2,219	(54)	(44)	(8)(9)(21)(23)
					12,485	12,481
Sequential Brands Group, Inc.	Second Lien Secured Debt	10.79% (1M L+875)	02/07/24	12,965	12,871	12,835	(17)
Total Consumer Goods - Non-Durable					$74,899	$75,163
Consumer Services
1A Smart Start LLC	Second Lien Secured Debt	10.29% (1M L+825, 1.00% Floor)	08/22/22	$25,100	$24,788	$24,751
First Heritage Credit, LLC	First Lien Secured Debt	6.85% (1M L+475)	04/02/22	16,500	16,362	16,345	(9)
	First Lien Secured Debt - Revolver	7.60% (1M L+550)	04/02/22	780	780	773	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/02/22	2,970	(31)	(26)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	04/02/22	9,750	(81)	(92)	(8)(9)(21)(23)
					17,030	17,000

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)		Cost (28)	Fair Value (1)(29)
Marlin DTC-LS Midco 2, LLC	First Lien Secured Debt	8.04% (3M L+600, 1.00% Floor)	07/01/25		9,292	9,136	9,129
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	07/01/25		685	(11)	(12)	(8)(21)(23)
						9,125	9,117
Nemo (BC) Bidco Pty Ltd	First Lien Secured Debt	6.86% (1M BBSW+575, 1.00% Floor)	04/06/24	A$	6,768	4,916	4,474	(17)
	First Lien Secured Debt - Unfunded Delayed Draw	2.59% Unfunded	04/06/24	A$	232	(8)	(3)	(8)(17)(21)(23)
						4,908	4,471
Paper Source, Inc.	First Lien Secured Debt	9.15% (3M L+700, 1.00% Floor)	05/22/24		$11,918	11,696	11,679	(9)
	First Lien Secured Debt - Revolver	9.03% (1M L+700, 1.00% Floor)	05/22/24		2,795	2,795	2,739	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	05/22/24		288	(57)	(6)	(8)(9)(21)(23)
						14,434	14,412
Pinstripe Holdings, LLC	First Lien Secured Debt	8.05% (3M L+600)	01/17/25		6,965	6,842	6,860
Tidewater Consumer Receivables, LLC	First Lien Secured Debt	7.85% (1M L+575)	12/28/23		11,333	11,237	11,220	(9)(17)
	First Lien Secured Debt - Revolver	7.85% (1M L+575)	12/28/23		790	790	782	(9)(17)(23)
	First Lien Secured Debt - Unfunded Revolver	0.00% Unfunded	12/28/23		1,543	(10)	(15)	(8)(9)(17)(21)(23)
						12,017	11,987
U.S. Auto Finance, Inc.	First Lien Secured Debt	6.88% (3M L+475)	04/17/22		20,000	19,923	19,928	(9)
	First Lien Secured Debt - Revolver	7.63% (3M L+550)	04/17/22		12,656	12,656	12,611	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/17/22		7,344	(89)	(26)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	2.00% Unfunded	12/31/20		2,000	(45)	(27)	(8)(9)(21)(23)
						32,445	32,486
Total Consumer Services						$121,589	$121,084
Containers, Packaging & Glass
TricorBraun Holdings, Inc.	First Lien Secured Debt - Revolver	5.29% (1M L+325)	11/30/21		$750	$750	$751	(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/30/21		4,875	(219)	—	(21)(23)
Total Containers, Packaging & Glass						$531	$751
Diversified Investment Vehicles, Banking, Finance, Real Estate
Alera Group Intermediate Holdings	First Lien Secured Debt	6.54% (1M L+450)	08/01/25		$7,980	$7,914	$7,908
Celink
Compu-Link Corporation	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/11/24		2,273	(48)	(51)	(8)(9)(21)(23)
Peer Advisors, LLC	First Lien Secured Debt	7.54% (1M L+550, 1.00% Floor)	06/11/24		22,443	21,969	21,935	(9)
						21,921	21,884
Exeter Property Group, LLC	First Lien Secured Debt	6.59% (1M L+450)	08/28/24		4,796	4,731	4,753	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/28/24		192	(3)	(2)	(8)(9)(21)(23)
						4,728	4,751
Flock SPV I, LLC	First Lien Secured Debt	8.53% (1M L+650)	08/30/22		10,667	10,609	10,549	(9)(17)
	First Lien Secured Debt - Revolver	8.60% (1M L+650)	08/30/22		1,319	1,319	1,305	(9)(17)(23)
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (28)	Fair Value (1)(29)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/30/22	14	(10)	—	(8)(9)(17)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	08/30/22	8,000	(78)	(88)	(8)(9)(17)(21)(23)
					11,840	11,766
Golden Bear 2016-R, LLC (4)	Structured Products and Other - Membership Interests	N/A	09/20/42	—	16,671	12,203	(3)(17)
Mayfield Agency Borrower Inc.	Second Lien Secured Debt	10.54% (1M L+850)	03/02/26	5,000	4,940	5,044	(10)
Purchasing Power Funding I, LLC	First Lien Secured Debt - Revolver	8.54% (1M L+650)	01/24/22	1,596	1,596	1,596	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	01/24/22	7,516	—	(1)	(8)(9)(21)(23)
					1,596	1,595
Taupo River II, LLC	First Lien Secured Debt	7.57% (3M L+525, 1.00% Floor)	06/08/20	14,000	13,975	13,973	(9)(17)
Ten-X, LLC	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/29/22	4,680	(252)	(275)	(8)(21)(23)
Total Diversified Investment Vehicles, Banking, Finance, Real Estate					$83,333	$78,849
Energy – Electricity
AMP Solar Group, Inc. (4)	Common Equity/Interests - Class A Common Unit	N/A	N/A	243,646 Shares	$10,000	$8,039	(13)(17)
Renew Financial
AIC SPV Holdings II, LLC (4)	Preferred Equity - Preferred Stock	N/A	N/A	534,375 Shares	534	635	(15)(17)
Renew Financial LLC (f/k/a Renewable Funding, LLC) (4)	Preferred Equity - Series B Preferred Stock	N/A	N/A	1,505,868 Shares	8,343	11,371	(13)
	Preferred Equity - Series D Preferred Stock	N/A	N/A	436,689 Shares	5,568	5,447	(13)
Renew JV LLC (4)	Common Equity/Interests - Membership Interests	N/A	N/A	N/A	3,374	6,192	(13)(17)
					17,819	23,645
Solarplicity Group
Solarplicity Group Limited (4)	First Lien Secured Debt	N/A	11/30/22	£4,331	5,811	1,705	(3)(17)
Solarplicity UK Holdings Limited	First Lien Secured Debt	4.00%	03/08/23	£5,562	7,637	6,795	(17)
	Preferred Equity - Preferred Stock	N/A	N/A	4,286 Shares	5,861	4,688	(2)(13)(17)
	Common Equity/Interests - Ordinary Shares	N/A	N/A	2,825 Shares	4	138	(2)(13)(17)
					19,313	13,326
Total Energy – Electricity					$47,132	$45,010
Energy – Oil & Gas
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.) (5)	First Lien Secured Debt	8.00% Cash (10.00% PIK Toggle)	03/29/20	$6,000	$6,000	$6,000
	Second Lien Secured Debt	10.00% PIK (8.00% Cash Toggle)	03/29/21	35,425	35,425	33,443
	Common Equity/Interests - Common Stock	N/A	N/A	5,000,000 Shares	30,078	—	(13)
					71,503	39,443
Pelican Energy, LLC (4)	Common Equity/Interests - Membership Interests	N/A	N/A	1,444 Shares	$17,003	$3,572	(13)(16)(17)
SHD Oil & Gas, LLC (5)	First Lien Secured Debt - Tranche C Note	12.00%	07/31/20	24,000	24,000	24,720
	First Lien Secured Debt - Tranche A Note	4.00%	07/31/20	45,457	45,457	46,821

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)		Cost (28)	Fair Value (1)(29)
	First Lien Secured Debt - Tranche B Note	3.00% PIK	07/31/20		83,210	44,380	20,043	(13)(14)
	Common Equity/Interests - Series A Units	N/A	N/A		7,600,000 Shares	1,411	—	(13)(16)
						115,248	91,584
Total Energy – Oil & Gas						$203,754	$134,599
Food & Grocery
Bumble Bee Foods
Bumble Bee Holdings, Inc.	First Lien Secured Debt	15.50% (P+850 Cash plus 2.00% PIK)	08/15/23		$15,450	$15,234	$14,214
Connors Bros Clover Leaf Seafoods Company	First Lien Secured Debt	15.50% (P+850 Cash plus 2.00% PIK)	08/15/23		4,377	4,316	4,027
Total Food & Grocery						$19,550	$18,241
Healthcare & Pharmaceuticals
Altasciences
9360-1367 Quebec Inc.	First Lien Secured Debt	8.49% (3M L+625, 1.00% Floor)	06/09/23	C$	2,369	$1,740	$1,722	(9)(17)
	First Lien Secured Debt	8.37% (3M L+625, 1.00% Floor)	06/09/23		$2,855	2,815	2,748	(9)(17)
Altasciences US Acquistion, Inc.	First Lien Secured Debt	8.37% (3M L+625, 1.00% Floor)	06/09/23		5,110	5,039	4,918	(9)
	First Lien Secured Debt	8.35% (3M L+625, 1.00% Floor)	06/09/23		917	895	883	(9)
	First Lien Secured Debt - Revolver	8.35% (3M L+625, 1.00% Floor)	06/09/23		962	962	926	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.25% Unfunded	06/09/23		463	(20)	(17)	(8)(9)(21)(23)(27)
						11,431	11,180
Amerivet Partners Management, Inc.	First Lien Secured Debt	7.79% (1M L+575, 1.00% Floor)	06/05/24		23,185	22,877	22,692	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/05/24		806	(16)	(17)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	06/05/24		2,861	(193)	(61)	(8)(9)(21)(23)
						22,668	22,614
Analogic Corporation	First Lien Secured Debt	8.04% (1M L+600, 1.00% Floor)	06/22/24		27,117	26,582	26,846	(9)
	First Lien Secured Debt - Revolver	8.04% (1M L+600, 1.00% Floor)	06/22/23		261	261	258	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/22/23		2,348	(49)	(23)	(8)(9)(21)(23)
						26,794	27,081
Aptevo Therapeutics Inc.	First Lien Secured Debt	9.70% (1M L+760, 0.50% Floor)	02/01/23		8,571	8,773	8,494	(9)
AVG Intermediate Holdings LLC	First Lien Secured Debt	10.05% (1M L+800, 1.00% Floor)	02/08/24		10,538	10,406	10,264	(9)
	First Lien Secured Debt	10.06% (1M L+800, 1.00% Floor)	02/08/24		1,083	1,083	1,055	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	02/08/24		1,603	(127)	(42)	(8)(9)(21)(23)
						11,362	11,277
BioClinica Holding I, LP	Second Lien Secured Debt	10.44% (3M L+825, 1.00% Floor)	10/21/24		24,612	24,277	22,828	(10)
Cerus Corporation	First Lien Secured Debt	7.55% (1M L+545, 1.80% Floor)	03/01/24		12,000	11,946	12,106	(9)(17)
	First Lien Secured Debt - Revolver	5.85% (1M L+375, 1.80% Floor)	03/01/24		187	187	189	(9)(17)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/01/24		313	(1)	—	(9)(17)(21)(23)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (28)	Fair Value (1)(29)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	03/01/24	9,000	(40)	—	(9)(17)(21)(23)
					12,092	12,295
Emmes Corporation
Emmes Blocker, Inc.	Common Equity/Interests - Common Stock	N/A	N/A	306 Shares	306	329	(9)(13)
The Emmes Company, LLC	First Lien Secured Debt	7.60% (1M L+550, 1.00% Floor)	03/03/25	12,184	12,019	11,940	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/03/25	2,449	(33)	(49)	(8)(9)(21)(23)
					12,292	12,220
FPG Services, LLC	First Lien Secured Debt	7.60% (3M L+550, 1.00% Floor)	06/13/25	12,600	12,361	12,348	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/13/24	2,105	(40)	(42)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	06/13/25	5,263	(50)	(53)	(8)(9)(21)(23)
					12,271	12,253
GB001, Inc.	First Lien Secured Debt	8.26% (1M L+615, 2.00% Floor)	05/01/24	6,000	5,953	6,030	(9)(17)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	05/01/24	24,000	(220)	—	(9)(17)(21)(23)
					5,733	6,030
Genesis Healthcare, Inc.	First Lien Secured Debt	8.13% (1M L+600, 0.50% Floor)	03/06/23	25,000	24,743	24,770	(9)
	First Lien Secured Debt	13.13% (1M L+1100, 1.00% Floor)	03/06/23	9,130	9,130	9,004	(9)
	First Lien Secured Debt - Revolver	8.13% (1M L+600, 0.50% Floor)	03/06/23	17,814	17,814	17,644	(9)(23)
	First Lien Secured Debt - Revolver	5.38% (1M L+325, 0.50% Floor)	02/02/20	14,032	14,032	13,898	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/06/23	21,143	(401)	(202)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	02/02/20	7,881	(37)	(75)	(8)(9)(21)(23)
					65,281	65,039
HSI Halo Acquisition, Inc.	First Lien Secured Debt	7.87% (3M L+575, 1.00% Floor)	08/30/26	23,443	23,211	23,208	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/30/25	2,459	(24)	(25)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	08/30/26	4,098	(40)	(41)	(8)(9)(21)(23)
					23,147	23,142
IMA Group Management Company, LLC	First Lien Secured Debt	7.56% (3M L+550, 1.00% Floor)	05/30/24	4,687	4,644	4,594
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	05/30/24	289	(3)	(6)	(8)(21)(23)
					4,641	4,588
Kure Pain
Clearway Corporation (f/k/a NP/Clearway Holdings, Inc.)	Common Equity/Interests - Common Stock	N/A	N/A	133 Shares	133	133	(9)
Kure Pain Holdings, Inc.	First Lien Secured Debt	7.55% (1M L+550, 1.00% Floor)	08/27/24	22,213	21,886	21,880	(9)
	First Lien Secured Debt - Revolver	7.55% (1M L+550, 1.00% Floor)	08/27/24	398	398	392	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/27/24	2,256	(39)	(34)	(8)(9)(21)(23)
					22,378	22,371

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (28)	Fair Value (1)(29)
Lanai Holdings III, Inc.	Second Lien Secured Debt	10.76% (3M L+850, 1.00% Floor)	08/28/23	17,391	17,101	15,652
LSCS Holdings, Inc	Second Lien Secured Debt	10.31% (3M L+825)	03/16/26	19,818	19,444	19,719
Mannkind Corporation	First Lien Secured Debt	8.85% (1M L+675, 2.00% Floor)	08/01/24	13,867	13,800	13,797	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	08/01/24	12,133	(59)	(61)	(8)(9)(21)(23)
					13,741	13,736
Maxor National Pharmacy Services, LLC	First Lien Secured Debt	7.60% (3M L+550, 1.00% Floor)	11/22/23	24,604	24,182	24,174	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/22/22	1,558	(24)	(25)	(8)(9)(21)(23)
					24,158	24,149
Orchard Therapeutics plc	First Lien Secured Debt	8.10% (1M L+600, 1.00% Floor)	05/24/24	8,333	8,295	8,292	(9)(17)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	05/24/24	16,667	(78)	(83)	(8)(9)(17)(21)(23)
					8,217	8,209
Pace Health Companies, LLC	First Lien Secured Debt	6.77% (3M L+450, 1.00% Floor)	08/02/24	500	490	489	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/02/24	500	(10)	(11)	(8)(9)(21)(23)
					480	478
Partner Therapeutics, Inc	First Lien Secured Debt	8.75% (3M L+665, 1.00% Floor)	12/31/19	1,667	1,706	1,667	(9)
	First Lien Secured Debt	8.75% (1M L+665, 1.00% Floor)	01/01/23	10,000	9,877	9,845	(9)
	Preferred Equity - Preferred Stock	N/A	N/A	55,556 Shares	333	333	(9)(13)
	Common Equity/Interests - Warrants	N/A	N/A	33,333 Warrants	135	86	(9)(13)
					12,051	11,931
PHS Buyer, Inc.	First Lien Secured Debt	7.35% (3M L+525, 1.00% Floor)	01/31/25	12,935	12,676	12,676	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	01/31/25	2,000	(40)	(40)	(8)(9)(21)(23)
					12,636	12,636
ProPharma Group Intermediate, LLC	First Lien Secured Debt	7.79% (1M L+575, 0.50% Floor)	07/12/23	£1,864	2,424	2,274
	First Lien Secured Debt	7.79% (1M L+575, 0.50% Floor)	01/13/20	£2,377	3,110	2,900
	First Lien Secured Debt	7.79% (1M L+575, 0.50% Floor)	07/12/23	€6,389	7,225	6,896
	First Lien Secured Debt	7.79% (1M L+575, 0.50% Floor)	07/12/23	$11,007	10,915	10,896
	First Lien Secured Debt	7.79% (1M L+575, 0.50% Floor)	01/13/20	410	409	406
	First Lien Secured Debt - Revolver	7.79% (1M L+575, 0.50% Floor)	07/12/23	344	344	341	(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	07/12/23	688	(9)	(7)	(8)(21)(23)
					24,418	23,706
PTC Therapeutics, Inc	First Lien Secured Debt	8.25% (1M L+615, 1.00% Floor)	05/01/21	10,556	10,535	10,661	(9)(17)
Rigel Pharmaceuticals, Inc.	First Lien Secured Debt	7.15% (1M L+565, 1.50% Floor)	09/01/24	3,000	2,993	2,992	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	09/01/24	3,000	—	—	(9)(21)(23)
					2,993	2,992
RiteDose Holdings I, Inc.	First Lien Secured Debt	8.82% (3M L+650, 1.00% Floor)	09/13/23	14,738	14,420	14,337	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/13/22	2,000	(38)	(45)	(8)(9)(21)(23)
					14,382	14,292

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (28)	Fair Value (1)(29)
Royton Bidco Limited	First Lien Secured Debt	6.51% (3M L+575, 0.50% Floor)	05/09/25	£15,588	19,744	18,633	(9)(17)
	First Lien Secured Debt - Unfunded Delayed Draw	2.01% Unfunded	05/09/25	£4,412	(81)	(163)	(8)(9)(17)(21)(23)
					19,663	18,470
SSCP Spring Bidco Limited	First Lien Secured Debt	7.06% (6M L+625, 0.50% Floor)	07/30/25	£88,091	105,115	105,841	(9)(17)
	First Lien Secured Debt - Unfunded Delayed Draw	1.88% Unfunded	07/30/25	£6,909	(102)	(213)	(8)(9)(17)(21)(23)
					105,013	105,628
Teladoc, Inc.	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	07/14/20	$1,306	(18)	(52)	(8)(17)(21)(23)
	First Lien Secured Debt - Letters of Credit	7.25%	1/13/20 - 05/11/20	360	—	(14)	(8)(17)(23)
					(18)	(66)
Wright Medical Group, Inc.	First Lien Secured Debt	9.95% (1M L+785, 1.00% Floor)	12/23/21	6,667	6,584	6,667	(9)(17)
	First Lien Secured Debt - Revolver	6.35% (1M L+425, 0.75% Floor)	12/23/21	7,666	7,666	7,590	(9)(17)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/23/21	50,667	(289)	(507)	(8)(9)(17)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	12/23/21	11,667	(82)	—	(9)(17)(21)(23)
					13,879	13,750
Total Healthcare & Pharmaceuticals					$561,833	$557,355
High Tech Industries
AMI US Holdings Inc.	First Lien Secured Debt	7.60% (1M L+550, 1.00% Floor)	04/01/25	$21,983	$21,579	$21,763	(9)
	First Lien Secured Debt - Revolver	7.60% (1M L+550)	04/01/24	1,628	1,628	1,599	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/01/24	1,279	(52)	(23)	(8)(9)(21)(23)
					23,155	23,339
ChargePoint, Inc.	First Lien Secured Debt	8.65% (1M L+655, 1.25% Floor)	06/01/23	10,500	10,421	10,458	(9)
ChyronHego Corporation	First Lien Secured Debt	7.43% (3M L+643, 1.00% Floor)	03/09/20	3,725	3,725	3,725
	First Lien Secured Debt	7.43% (3M L+643, 1.00% Floor)	03/09/20	34,579	34,510	32,158	(18)
					38,235	35,883
DigiCert Holdings, Inc.	Second Lien Secured Debt	10.04% (1M L+800, 1.00% Floor)	10/31/25	12,157	12,111	12,157	(10)
Digital Reasoning Systems, Inc.	First Lien Secured Debt	8.34% (1M L+625, 2.00% Floor)	08/01/24	3,750	3,714	3,712	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	08/01/24	1,250	(12)	(13)	(8)(9)(21)(23)
					3,702	3,699
FiscalNote, Inc.	First Lien Secured Debt	10.04% (1M L+800, 1.00% Floor)	08/21/23	28,125	27,522	27,350	(9)
	First Lien Secured Debt - Revolver	10.04% (1M L+800, 1.00% Floor)	08/21/23	3,038	3,038	2,954	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/21/23	3,338	(91)	(92)	(8)(9)(21)(23)
	Preferred Equity - Series F Preferred Stock	N/A	N/A	259,565 Shares	1,500	1,500	(9)
					31,969	31,712
International Cruise & Excursion Gallery, Inc.	First Lien Secured Debt	7.29% (1M L+525, 1.00% Floor)	06/06/25	14,813	14,570	14,701

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (28)	Fair Value (1)(29)
LabVantage Solutions
LabVantage Solutions Inc.	First Lien Secured Debt	9.54% (1M L+750, 1.00% Floor)	12/29/20	10,981	10,891	10,981
LabVantage Solutions Limited	First Lien Secured Debt	8.50% (1M E+750, 1.00% Floor)	12/29/20	€11,114	11,866	12,117	(17)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/29/20	€3,435	(24)	—	(17)(21)(23)
					22,733	23,098
Magnate Holding Corp.	First Lien Secured Debt	8.10% (3M L+600, 1.00% Floor)	12/16/24	$16,670	16,453	16,352	(9)(17)
	First Lien Secured Debt - Revolver	7.13% (3M L+500, 1.00% Floor)	12/14/23	666	666	654	(9)(17)(23)
	First Lien Secured Debt - Revolver	7.11% (3M L+500, 1.00% Floor)	12/14/23	999	999	981	(9)(17)(23)
	First Lien Secured Debt - Revolver	7.10% (3M L+500, 1.00% Floor)	12/14/23	1,025	1,025	1,007	(9)(17)(23)
	First Lien Secured Debt - Unfunded Revolver	1.75% Unfunded	12/14/23	640	(42)	(11)	(8)(9)(17)(21)(23)
					19,101	18,983
New Amsterdam Software BidCo LLC	First Lien Secured Debt	5.00% (3M E+500)	05/02/26	€743	818	794	(9)
	First Lien Secured Debt	7.10% (3M L+500, 1.00% Floor)	05/02/26	6,899	6,769	6,761	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	05/02/26	2,250	(21)	(45)	(8)(9)(21)(23)
					7,566	7,510
Norvax, LLC	First Lien Secured Debt	8.55% (1M L+650, 1.00% Floor)	09/13/25	31,818	31,029	31,023	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/13/24	3,182	(79)	(80)	(8)(9)(21)(23)
					30,950	30,943
Omnitracs, LLC	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/23/23	3,750	(235)	(338)	(8)(21)(23)
Sirsi Corporation	First Lien Secured Debt	6.78% (1M L+475, 1.00% Floor)	03/15/24	6,983	6,890	6,878	(9)
	First Lien Secured Debt - Revolver	6.79% (3M L+475, 1.00% Floor)	03/15/24	171	171	169	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/15/24	257	(6)	(4)	(8)(9)(21)(23)
					7,055	7,043
Telestream Holdings Corporation	First Lien Secured Debt	7.61% (1M L+645, 1.00% Floor)	03/24/22	38,284	38,043	37,519	(18)
Wall Street Systems Delaware, Inc.	First Lien Secured Debt	7.26% (1M L+500, 2.00% Floor)	11/21/24	13,998	13,733	13,936	(10)
ZPower, LLC	First Lien Secured Debt	8.10% (1M L+775, 1.00% Floor)	07/01/22	6,482	6,576	6,361	(9)
	Common Equity/Interests - Warrants	N/A	N/A	29,630 Warrants	48	—	(9)(13)
					6,624	6,361
Total High Tech Industries					$279,733	$277,004
Hotel, Gaming, Leisure, Restaurants
GFRC Holdings LLC	First Lien Secured Debt	10.13% (1M L+800 Cash (L+800 PIK Toggle), 1.50% Floor)	02/01/22	$2,500	$2,500	$2,500
Total Hotel, Gaming, Leisure, Restaurants					$2,500	$2,500
Insurance
AQ Sunshine, Inc.	First Lien Secured Debt	7.60% (1M L+550, 1.00% Floor)	04/15/25	$2,129	$2,129	$2,088	(9)
	First Lien Secured Debt	7.60% (3M L+550, 1.00% Floor)	04/15/25	14,082	13,822	13,812	(9)
	First Lien Secured Debt - Revolver	7.61% (3M L+550, 1.00% Floor)	04/15/24	588	588	577	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/15/24	588	(21)	(11)	(8)(9)(21)(23)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (28)	Fair Value (1)(29)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	04/15/25	2,577	(87)	(49)	(8)(9)(21)(23)
					16,431	16,417
Ivy Finco Limited	First Lien Secured Debt	5.71% (1M L+500)	06/07/25	£11,066	13,692	13,281	(9)(17)
	First Lien Secured Debt - Unfunded Delayed Draw	1.50% Unfunded	06/07/25	£6,434	(144)	(207)	(8)(9)(17)(21)(23)
					13,548	13,074
Total Insurance					$29,979	$29,491
Manufacturing, Capital Equipment
AVAD
AVAD Canada Ltd.	First Lien Secured Debt - Revolver	6.10% (1M L+400, 1.00% Floor)	10/02/23	$1,112	$1,112	$1,093	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	10/02/23	221	(16)	(3)	(8)(9)(21)(23)
AVAD, LLC	First Lien Secured Debt	9.85% (1M L+775, 1.00% Floor)	10/02/23	9,170	9,020	8,983	(9)
	First Lien Secured Debt - Revolver	6.10% (1M L+400, 1.00% Floor)	10/02/23	16,309	16,309	16,032	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	10/02/23	2,358	(251)	(34)	(8)(9)(21)(23)
					26,174	26,071
Kauffman
Kauffman Holdco, LLC	Common Equity - Common Stock/Interests	N/A	N/A	250,000 Shares	250	244	(9)(13)
Kauffman Intermediate, LLC	First Lien Secured Debt	7.85% (3M L+575, 1.00% Floor)	05/08/25	16,926	16,610	16,742	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	05/08/25	2,409	(48)	(24)	(8)(9)(21)(23)
	First Lien Secured Debt - Letter of Credit	5.75%	05/08/25	155	—	(2)	(8)(9)(23)
					16,812	16,960
MedPlast Holdings Inc.	Second Lien Secured Debt	9.85% (3M L+775)	07/02/26	8,000	7,932	7,500	(10)
Total Manufacturing, Capital Equipment					$50,918	$50,531
Media – Diversified & Production
NW Entertainment, Inc.	First Lien Secured Debt	9.12% (3M L+700, 1.00% Floor)	08/16/24	$24,000	$23,532	$23,520	(9)
	First Lien Secured Debt - Revolver	9.12% (3M L+700, 1.00% Floor)	08/16/24	2,400	2,400	2,352	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/16/24	600	(58)	(12)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	08/16/24	3,000	(58)	(60)	(8)(9)(21)(23)
					25,816	25,800
SESAC Holdco II LLC	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	02/23/22	587	(25)	(6)	(8)(10)(21)(23)
Sonar Entertainment, Inc.	First Lien Secured Debt	9.70% (1M L+760, 1.25% Floor)	11/15/21	8,662	8,555	8,511	(9)
	First Lien Secured Debt - Revolver	9.70% (1M L+760, 1.25% Floor)	11/15/21	4,567	4,567	4,487	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/15/21	18,264	(282)	(320)	(8)(9)(21)(23)
					12,840	12,678
Total Media – Diversified & Production					$38,631	$38,472

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (28)	Fair Value (1)(29)
Metals & Mining
Magnetation, LLC	First Lien Secured Debt	10.20% (6M L+800 Cash (PIK Toggle))	12/31/19	$1,213	$1,134	$509	(13)(14)
Total Metals & Mining					$1,134	$509
Retail
Rapid Displays Acquisition Corporation	First Lien Secured Debt	7.25% (3M L+500, 1.00% Floor)	07/01/25	$10,962	$10,751	$10,742	(9)
	First Lien Secured Debt - Revolver	7.04% (1M L+525, 1.00% Floor)	07/01/25	692	692	678	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	07/01/25	1,615	(44)	(32)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	07/01/25	1,731	(17)	(17)	(8)(9)(21)(23)
					11,382	11,371
SI Holdings, Inc.	First Lien Secured Debt	8.28% (3M L+600, 1.00% Floor)	07/25/25	21,587	21,168	21,155	(9)
	First Lien Secured Debt - Revolver	8.28% (3M L+600, 1.00% Floor)	07/25/24	853	853	836	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	07/25/24	2,560	(66)	(51)	(8)(9)(21)(23)
					21,955	21,940
Total Retail					$33,337	$33,311
Telecommunications
IPC
IPC Corporation	First Lien Secured Debt	7.26% (3M L+500, 1.00% Floor)	08/06/21	$10,000	$9,944	$8,858	(9)
IPC Information Systems UK Holdings Limited	First Lien Secured Debt	8.79% (3M L+650, 1.50% Floor)	08/06/21	562	536	534	(9)
	First Lien Secured Debt	8.68% (3M L+650, 1.50% Floor)	08/06/21	843	804	801	(9)
					11,284	10,193
Securus Technologies Holdings, Inc.	Second Lien Secured Debt	10.29% (1M L+825, 1.00% Floor)	11/01/25	12,878	12,780	11,343	(10)
Total Telecommunications					$24,064	$21,536
Transportation – Cargo, Distribution
Dynamic Product Tankers, LLC (5)	First Lien Secured Debt	9.80% (3M L+700)	06/30/23	$42,000	$41,850	$42,000	(17)
	First Lien Secured Debt - Letters of Credit	2.25%	09/20/20 - 03/31/21	6,050	—	—	(17)(23)
	Common Equity/Interests - Class A Units	N/A	N/A	N/A	49,806	36,954	(17)(24)
					91,656	78,954
MSEA Tankers LLC (5)	Common Equity/Interests - Class A Units	N/A	N/A	N/A	61,950	61,243	(17)(25)
PT Intermediate Holdings III, LLC	Second Lien Secured Debt	10.04% (1M L+800, 1.00% Floor)	12/08/25	9,375	9,302	9,375
Total Transportation – Cargo, Distribution					$162,908	$149,572
Utilities – Electric
Asset Repackaging Trust Six B.V.	Structured Products and Other	12.81%	05/18/27	$58,411	$26,728	$34,167	(11)(17)(19)
Total Utilities – Electric					$26,728	$34,167
Total Investments before Cash Equivalents					$2,889,762	$2,804,760
J.P. Morgan U.S. Government Money Market Fund	N/A	N/A	N/A	$31,637	$31,637	$31,637	(22)
Total Investments after Cash Equivalents					$2,921,399	$2,836,397	(6)(7)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2019
(In thousands, except share data)

____________________

(1)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (See Note 2 to the financial statements).

(2)	Preferred and ordinary shares in Solarplicity UK Holdings Limited are GBP denominated equity investments.

(3)
Denotes investments in which the Company owns greater than 25% of the equity, where the governing documents of each entity preclude the Company from exercising a controlling influence over the management or policies of such entity. The Company does not have the right to elect or appoint more than 25% of the directors or another party has the right to elect or appoint more directors than the Company and has the right to appoint certain members of senior management. Therefore, the Company has determined that these entities are not controlled affiliates. As of September 30, 2019, we had a 100% and 28% equity ownership interest in Golden Bear 2016-R, LLC and Solarplicity Group Limited, respectively. Equity ownership in Solarplicity Group Limited was written off as it was deemed worthless.

(4)
Denotes investments in which we are an “Affiliated Person,” as defined in the 1940 Act, due to holding the power to vote or owning 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of March 31, 2019 and September 30, 2019 along with transactions during the six months ended September 30, 2019 in these affiliated investments are as follows:

Name of Issuer	Fair Value at March 31, 2019	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at September 30, 2019	Net Realized Gains (Losses)	Interest/Dividend/Other Income
AIC SPV Holdings II, LLC, Preferred Stock	$440	$—	$—	$195	$635	$—	$45
AMP Solar Group, Inc., Class A Common Unit	6,236	—	—	1,803	8,039	—	—
Golden Bear 2016-R, LLC, Membership Interests	12,936	26	—	(759)	12,203	—	587
Pelican Energy, LLC, Membership Interests	5,320	—	(1,372)	(376)	3,572	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series B Preferred Stock	14,573	—	—	(3,202)	11,371	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series D Preferred Stock	5,890	—	—	(443)	5,447	—	—
Renew JV LLC, Membership Interests	2,296	4,074	(2,495)	2,317	6,192	(2)	—
SquareTwo Financial Corp. (CA Holdings, Collect America, Ltd.)	—	—	—	—	—	1,091	—
Solarplicity Group Limited, First Lien Term Loan	1,990	—	—	(285)	1,705	—	—
	$49,681	$4,100	$(3,867)	$(750)	$49,164	$1,089	$632
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

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2019
(In thousands, except share data)

(5)
Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Fair value as of March 31, 2019 and September 30, 2019 along with transactions during the six months ended September 30, 2019 in these controlled investments are as follows:

Name of Issuer	Fair Value at March 31, 2019	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Losses	Fair Value at September 30, 2019	Net Realized Losses	Interest/Dividend/Other Income
Dynamic Product Tankers, LLC, Class A Units	$36,879	$—	$—	$75	$36,954	$—	$—
Dynamic Product Tankers, LLC, Term Loan	42,000	20	—	(20)	42,000	—	2,111
Dynamic Product Tankers, LLC, Letters of Credit	—	—	—	—	—	—	34
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Term Loan	33,705	1,721	—	(1,983)	33,443	—	1,721
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Term Loan	9,000	—	(3,000)	—	6,000	—	296
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Common Stock	3,346	—	—	(3,346)	—	—	—
Merx Aviation Finance, LLC, Membership Interests	54,281	—	—	1,416	55,697	—	1,502
Merx Aviation Finance, LLC, Revolver	371,200	13,100	(77,000)	—	307,300	—	20,264
MSEA Tankers LLC, Class A Units	73,369	—	(12,500)	374	61,243	—	950
SHD Oil & Gas, LLC, Series A Units	—	—	—	—	—	—	—
SHD Oil & Gas, LLC, Tranche A Note	46,821	—	—	—	46,821	—	936
SHD Oil & Gas, LLC, Tranche B Note	39,432	—	—	(19,389)	20,043	—	—
SHD Oil & Gas, LLC, Tranche C Note	21,012	3,600	—	108	24,720	—	1,269
SHD Oil & Gas, LLC, Unfunded Tranche C Note	—	—	—	—	—	—	—
	$731,045	$18,441	$(92,500)	$(22,765)	$634,221	$—	$29,083
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

As of September 30, 2019, the Company had a 85%, 47%, 100%, 98% and 38% equity ownership interest in Dynamic Product Tankers, LLC; Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.); Merx Aviation Finance, LLC; MSEA Tankers, LLC; and SHD Oil & Gas, LLC (f/k/a Spotted Hawk Development LLC), respectively.

(6)	Aggregate gross unrealized gain and loss for federal income tax purposes is $126,853 and $219,048, respectively. Net unrealized loss is $92,195 based on a tax cost of $2,928,591.

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
September 30, 2019
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

(17)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of September 30, 2019, non-qualifying assets represented approximately 18.77% of the total assets of the Company.

(18)	In addition to the interest earned based on the stated rate of this loan, the Company may be entitled to receive additional interest as a result of its arrangement with other lenders in a syndication.

(19)	This investment represents a leveraged subordinated interest in a trust that holds one foreign currency denominated bond and a derivative instrument.

(20)
Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread. The borrower has an option to choose the benchmark rate, such as the London Interbank Offered Rate (“LIBOR”), the Euro Interbank Offered Rate (“EURIBOR”), the federal funds rate or the prime rate. The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates (1M L, 2M L, 3M L or 6M L, respectively), EURIBOR loans are typically indexed to 90-day EURIBOR rates (3M E), Bank Bill Swap rates are typically index to 90-day Bank Bill Swap rates (3M BBSW), GBP LIBOR loans are typically indexed to 90-day GBP LIBOR rates (3M GBP L) and EUR LIBOR loans are typically indexed to 90-day EUR LIBOR rates (3M E L) at the borrower’s option. LIBOR and EURIBOR loans may be subject to interest floors. As of September 30, 2019, rates for 1M L, 2M L, 3M L, 6M L, 1M E, 3M E, 3M BBSW, 3M GBP L, 3M E L and Prime are 2.02%, 2.07%, 2.09%, 2.06%, (0.46%), (0.42%), 0.95%, 0.76%, (0.44) and 5.00%, respectively.

(21)	The rates associated with these undrawn committed revolvers and delayed draw term loans represent rates for commitment and unused fees.

(22)	This security is included in the Cash and Cash Equivalents on the Statements of Assets and Liabilities.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2019
(In thousands, except share data)

(23)
As of September 30, 2019, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 10 to the financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Portfolio Company	Total Commitment	Drawn Commitment	Letters of Credit	Undrawn Commitment
3D Protein (Protein For Pets Opco, LLC)	$2,219	$—	$—	$2,219
Aero Operating LLC	4,812	160	1,039	3,613
Altasciences US Acquistion, Inc.	1,425	962	—	463
American Megatrends (AMI US Holdings Inc.)	2,907	1,628	—	1,279
American Veterinary Group (AVG Intermediate Holdings LLC)	1,603	—	—	1,603
Amerivet Partners Management, Inc.	3,667	—	—	3,667
Analogic Corporation	2,609	261	—	2,348
Arlington Industries Group Limited*	4,930	2,582	—	2,348
AVAD	20,000	17,421	—	2,579
Beauty Industry Group (BIG Buyer, LLC)	1,805	722	—	1,083
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)	311	—	—	311
CARE Fertility (Royton Bidco Limited)*	5,437	—	—	5,437
Celink (Compu-Link Corporation)	2,273	—	—	2,273
Cerus Corporation	9,500	187	—	9,313
Claritas, LLC	1,031	284	—	747
Clarus Commerce (Marlin DTC-LS Midco 2, LLC)	685	—	—	685
Continuum Global Solutions, LLC	10,769	5,858	—	4,911
Dan Dee (Project Comfort Buyer, Inc.)	5,769	692	—	5,077
Digital Reasoning Systems, Inc.	1,250	—	—	1,250
Dynamic Product Tankers, LLC	6,050	—	6,050	—
Eagle Foods Family Group, LLC	3,750	1,584	—	2,166
Education Personnel*	7,249	1,812	—	5,437
Elo Touch (TGG TS Acquisition Company)	1,750	—	—	1,750
Englert (Gutter Buyer, Inc.)	6,136	—	—	6,136
Ensemble RCM, LLC	4,155	—	—	4,155
Erickson Inc	45,000	32,487	6,548	5,965
Exeter Property Group, LLC	192	—	—	192
First Heritage Credit, LLC	13,500	780	—	12,720
FiscalNote, Inc	6,376	3,038	—	3,338
Flock SPV I, LLC	9,333	1,319	—	8,014
Genesis Healthcare, Inc.	60,870	31,846	—	29,024
Florida Food Products, LLC	1,713	1,473	—	240
GoHealth (Norvax, LLC)	3,182	—	—	3,182
Gossamer (GB001, Inc.)	24,000	—	—	24,000
Health & Safety Institute (HSI Halo Acquisition, Inc.)	6,557	—	—	6,557
IMA Group Management Company, LLC	289	—	—	289
IPS (SI Holdings, Inc.)	3,413	853	—	2,560
Jacent Strategic Merchandising	3,500	1,400	—	2,100
Jones & Frank (JF Acquisition, LLC)	1,569	188	—	1,381
Kauffman Intermediate, LLC	2,564	—	155	2,409
KDC US Holdings	6,020	—	104	5,916
KureSmart (Kure Pain Holdings, Inc.)	2,654	398	—	2,256
LabVantage Solutions Limited*	3,745	—	—	3,745
Lion Cashmere Midco Limited*	3,905	476	—	3,429
Magnitude Software (New Amsterdam Software BidCo LLC)	2,250	—	—	2,250
Mannkind Corporation	12,133	—	—	12,133
Maxor National Pharmacy Services, LLC	1,558	—	—	1,558
McLarens Global Ltd.*	8,397	—	—	8,397

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2019
(In thousands, except share data)

Portfolio Company	Total Commitment	Drawn Commitment	Letters of Credit	Undrawn Commitment
Merx Aviation Finance, LLC	177	—	177	—
MYCOM (Magnate Holding Corp)	3,330	2,690	—	640
New Wave Entertainment (NW Entertainment, Inc.)	6,000	2,400	—	3,600
Newscycle Solutions, Inc.	500	400	—	100
NFA Group (SSCP Spring Bidco Limited)*	8,514	—	—	8,514
Omnitracs, LLC	3,750	—	—	3,750
Only About Children (Nemo (BC) Bidco Pty Ltd)*	157	—	—	157
Orchard Therapeutics plc	16,667	—	—	16,667
Ovation Fertility (FPG Services, LLC)	7,368	—	—	7,368
Paper Source, Inc.	3,083	2,795	—	288
PHS Buyer, Inc	2,000	—	—	2,000
PIB Group (Ivy Finco Limited)*	7,928	—	—	7,928
ProPharma Group Intermediate, LLC*	1,032	344	—	688
PSI Services, LLC*	455	278	—	177
Purchasing Power, LLC	9,112	1,596	—	7,516
RA Outdoors, LLC	1,200	—	—	1,200
Rapid Displays Acquisition Corporation	4,038	692	—	3,346
Relation Insurance (AQ Sunshine, Inc.)	3,753	588	—	3,165
RHA Health Services (Pace Health Companies, LLC)	500	—	—	500
Rigel Pharmaceuticals, Inc.	3,000	—	—	3,000
RiteDose Holdings I, Inc.	2,000	—	—	2,000
SESAC Holdco II LLC	587	—	—	587
Simplifi Holdings, Inc.	4,836	—	—	4,836
Sirsi Corporation	428	171	—	257
Sonar Entertainment, Inc.	22,831	4,567	—	18,264
Teladoc, Inc.	1,666	—	360	1,306
Ten-X, LLC	4,680	—	—	4,680
The Emmes Company, LLC	2,449	—	—	2,449
Tidewater Consumer Receivables, LLC	2,333	790	—	1,543
TNT Crust LLC	3,252	813	—	2,439
TricorBraun Holdings, Inc.	5,625	750	—	4,875
Turkey Hill (THLP CO. LLC)	10,112	—	—	10,112
U.S. Auto Finance, Inc	22,000	12,656	—	9,344
US Legal Support (USLS Acquisition, Inc.)	1,620	536	86	998
Vertafore, Inc.	15,000	—	424	14,576
Westfall Technik, Inc.	15,521	1,615	—	13,906
Wright Medical Group, Inc	70,000	7,666	—	62,334
Total Commitments	$602,316	$149,758	$14,943	$437,615
____________________
* These investments are in a foreign currency and the total commitment has been converted to USD using the September 30, 2019 exchange rate.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2019
(In thousands, except share data)

(24)
As of September 30, 2019, Dynamic Product Tankers, LLC had various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-3 units which are identical except that Class A-1 unit is voting and Class A-3 unit is non-voting. The units entitle the Company to appoint three out of five managers to the board of managers.

(25)
As of September 30, 2019, MSEA Tankers, LLC had various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-2 units which are identical except that Class A-1 unit is voting and Class A-2 unit is non-voting. The units entitle the Company to appoint two out of three managers to the board of managers.

(26)	The Company holds some warrants for this investment as part of the restructuring of the underlying portfolio company. The warrants have no cost and no fair value as of September 30, 2019.

(27)
The unused line fees of 0.25% are collected for the Unfunded Revolver, respectively from both Altasciences US Acquisition, Inc. and Altasciences/9360-1367 Quebec Inc. as each borrower has access to the respective lending facilities.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2019
(In thousands, except share data)

(28)	The following shows the composition of the Company’s portfolio at cost by control designation, investment type and industry as of September 30, 2019:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Non-Controlled/Non-Affiliated Investments
Advertising, Printing & Publishing	$35,851	$5,500	$—	$—	$—	$—	$—	$41,351
Aerospace & Defense	32,197	35,270	—	—	—	—	—	67,467
Automotive	17,623	23,459	—	—	—	1,714	—	42,796
Beverage, Food & Tobacco	88,916	—	—	—	—	1,199	—	90,115
Business Services	170,788	204,946	—	—	62	1,132	—	376,928
Chemicals, Plastics & Rubber	79,645	14,486	—	—	—	9,000	—	103,131
Construction & Building	23,159	—	—	—	—	500	—	23,659
Consumer Goods – Durable	37,328	21,672	—	—	462	—	—	59,462
Consumer Goods – Non-durable	54,822	20,077	—	—	—	—	—	74,899
Consumer Services	96,801	24,788	—	—	—	—	—	121,589
Containers, Packaging & Glass	531	—	—	—	—	—	—	531
Diversified Investment Vehicles, Banking, Finance, Real Estate	61,722	4,940	—	—	—	—	—	66,662
Energy – Electricity	7,637	—	—	—	5,861	4	—	13,502
Food & Grocery	19,550	—	—	—	—	—	—	19,550
Healthcare & Pharmaceuticals	500,104	60,822	—	—	333	439	135	561,833
High Tech Industries	266,074	12,111	—	—	1,500	—	48	279,733
Hotel, Gaming, Leisure, Restaurants	2,500	—	—	—	—	—	—	2,500
Insurance	29,979	—	—	—	—	—	—	29,979
Manufacturing, Capital Equipment	42,736	7,932	—	—	—	250	—	50,918
Media – Diversified & Production	38,631	—	—	—	—	—	—	38,631
Metals & Mining	1,134	—	—	—	—	—	—	1,134
Retail	33,337	—	—	—	—	—	—	33,337
Telecommunications	11,284	12,780	—	—	—	—	—	24,064
Transportation – Cargo, Distribution	—	9,302	—	—	—	—	—	9,302
Utilities – Electric	—	—	—	26,728	—	—	—	26,728
Total Non-Controlled/ Non-Affiliated Investments	$1,652,349	$458,085	$—	$26,728	$8,218	$14,238	$183	$2,159,801
Non-Controlled/Affiliated Investments
Diversified Investment Vehicles, Banking, Finance, Real Estate	$—	$—	$—	$16,671	$—	$—	$—	$16,671
Energy – Electricity	5,811	—	—	—	14,445	13,374	—	33,630
Energy – Oil & Gas	—	—	—	—	—	17,003	—	17,003
Total Non-Controlled/Affiliated Investments	$5,811	$—	$—	$16,671	$14,445	$30,377	$—	$67,304
Controlled Investments
Aviation and Consumer Transport	$307,300	$—	$—	$—	$—	$15,000	$—	$322,300
Energy – Oil & Gas	119,837	35,425	—	—	—	31,489	—	186,751
Transportation – Cargo, Distribution	41,850	—	—	—	—	111,756	—	153,606
Total Controlled Investments	$468,987	$35,425	$—	$—	$—	$158,245	$—	$662,657
Total	$2,127,147	$493,510	$—	$43,399	$22,663	$202,860	$183	$2,889,762

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2019
(In thousands, except share data)

(29)	The following shows the composition of the Company’s portfolio at fair value by control designation, investment type and industry as of September 30, 2019:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Non-Controlled / Non-Affiliated Investments
Advertising, Printing & Publishing	$35,754	$5,508	$—	$—	$—	$—	$—	$41,262	3.3%
Aerospace & Defense	31,702	35,428	—	—	—	—	—	67,130	5.4%
Automotive	16,824	23,075	—	—	—	—	—	39,899	3.2%
Beverage, Food & Tobacco	89,022	—	—	—	—	1,465	—	90,487	7.2%
Business Services	170,445	201,906	—	—	62	1,212	—	373,625	29.8%
Chemicals, Plastics & Rubber	72,528	14,651	—	—	—	—	—	87,179	7.0%
Construction & Building	23,119	—	—	—	—	608	—	23,727	1.9%
Consumer Goods – Durable	27,895	21,480	—	—	462	472	—	50,309	4.0%
Consumer Goods – Non-durable	55,085	20,078	—	—	—	—	—	75,163	6.0%
Consumer Services	96,333	24,751	—	—	—	—	—	121,084	9.7%
Containers, Packaging & Glass	751	—	—	—	—	—	—	751	0.1%
Diversified Investment Vehicles, Banking, Finance, Real Estate	61,602	5,044	—	—	—	—	—	66,646	5.3%
Energy – Electricity	6,795	—	—	—	4,688	138	—	11,621	0.9%
Food & Grocery	18,241	—	—	—	—	—	—	18,241	1.5%
Healthcare & Pharmaceuticals	498,275	58,199	—	—	333	462	86	557,355	44.5%
High Tech Industries	263,347	12,157	—	—	1,500	—	—	277,004	22.1%
Hotel, Gaming, Leisure, Restaurants	2,500	—	—	—	—	—	—	2,500	0.2%
Insurance	29,491	—	—	—	—	—	—	29,491	2.4%
Manufacturing, Capital Equipment	42,787	7,500	—	—	—	244	—	50,531	4.0%
Media – Diversified & Production	38,472	—	—	—	—	—	—	38,472	3.1%
Metals & Mining	509	—	—	—	—	—	—	509	—%
Retail	33,311	—	—	—	—	—	—	33,311	2.7%
Telecommunications	10,193	11,343	—	—	—	—	—	21,536	1.7%
Transportation – Cargo, Distribution	—	9,375	—	—	—	—	—	9,375	0.7%
Utilities – Electric	—	—	—	34,167	—	—	—	34,167	2.6%
Total Non-Controlled / Non-Affiliated Investments	$1,624,981	$450,495	$—	$34,167	$7,045	$4,601	$86	$2,121,375	169.3%
% of Net Assets	129.6%	36.0%	—%	2.7%	0.6%	0.4%	0%	169.3%
Non-Controlled / Affiliated Investments
Diversified Investment Vehicles, Banking, Finance, Real Estate	$—	$—	$—	$12,203	$—	$—	$—	$12,203	1.0%
Energy – Electricity	1,705	—	—	—	17,453	14,231	—	33,389	2.6%
Energy – Oil & Gas	—	—	—	—	—	3,572	—	3,572	0.3%
Total Non-Controlled / Affiliated Investments	$1,705	$—	$—	$12,203	$17,453	$17,803	$—	$49,164	3.9%
% of Net Assets	0.1%	—%	—%	1.0%	1.4%	1.4%	—%	3.9%
Controlled Investments
Aviation and Consumer Transport	$307,300	$—	$—	$—	$—	$55,697	$—	$362,997	29.0%
Energy – Oil & Gas	97,584	33,443	—	—	—	—	—	131,027	10.5%
Transportation – Cargo, Distribution	42,000	—	—	—	—	98,197	—	140,197	11.2%
Total Controlled Investments	$446,884	$33,443	$—	$—	$—	$153,894	$—	$634,221	50.7%
% of Net Assets	35.7%	2.7%	—%	—%	—%	12.3%	—%	50.7%
Total	$2,073,570	$483,938	$—	$46,370	$24,498	$176,298	$86	$2,804,760	223.9%
% of Net Assets	165.4%	38.7%	—%	3.7%	2.0%	14.1%	0%	223.9%

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2019
(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of September 30, 2019
Healthcare & Pharmaceuticals	19.9%
Business Services	13.3%
Aviation and Consumer Transport	12.9%
High Tech Industries	9.9%
Transportation – Cargo, Distribution	5.3%
Energy – Oil & Gas	4.8%
Consumer Services	4.3%
Beverage, Food & Tobacco	3.2%
Chemicals, Plastics & Rubber	3.1%
Diversified Investment Vehicles, Banking, Finance, Real Estate	2.8%
Consumer Goods – Non-durable	2.7%
Aerospace & Defense	2.4%
Consumer Goods – Durable	1.8%
Manufacturing, Capital Equipment	1.8%
Energy – Electricity	1.6%
Advertising, Printing & Publishing	1.5%
Automotive	1.4%
Media – Diversified & Production	1.4%
Utilities – Electric	1.2%
Retail	1.2%
Insurance	1.1%
Telecommunications	0.8%
Construction & Building	0.8%
Food & Grocery	0.7%
Hotel, Gaming, Leisure, Restaurants	0.1%
Containers, Packaging & Glass	0.0%
Metals & Mining	0.0%
Total Investments	100.0%

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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share and per share data)

Note 1. Organization
Apollo Investment Corporation (the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” or “our”), a Maryland corporation incorporated on February 2, 2004, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We commenced operations on April 8, 2004 receiving net proceeds of $870,000 from our initial public offering by selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through September 30, 2019, we have raised approximately $2,210,067 in net proceeds from additional offerings of common stock and repurchased common stock for $200,269.
Apollo Investment Management, L.P. (the “Investment Adviser” or “AIM”) is our investment adviser and an affiliate of Apollo Global Management, Inc. and its consolidated subsidiaries (“AGM”). The Investment Adviser, subject to the overall supervision of our Board of Directors, manages the day-to-day operations of and provides investment advisory services to the Company.
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
Under the 1940 Act, ASC 946, and the regulations pursuant to Article 6 of Regulation S-X, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit us. Consequently, as of September 30, 2019, the Company consolidated some special purposes entities. These special purposes entities only hold investments of the Company and have no other significant asset and liabilities. All significant intercompany transactions and balances have been eliminated in consolidation.
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
Cash and cash equivalents are carried at cost which approximates fair value. Cash equivalents held as of September 30, 2019 was $31,637. Cash equivalents held as of March 31, 2019 was $36,280.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides an independent assessment of value. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. During the six months ended September 30, 2019, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.
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
As of September 30, 2019, the Company had accrued fees payable to its Board of Directors for $293. As of March 31, 2019, the company had no accrued fees payable to its Board of Directors.
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
Federal and State Income Taxes
We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through September 30, 2019 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ending March 31, 2020. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.
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
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the financial statements. As of September 30, 2019, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2016 remain subject to examination by the Internal Revenue Service.
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

B. Incentive Fee Based on Cumulative Net Realized Gains

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

For accounting purposes only, we are required under GAAP to accrue a theoretical capital gains incentive fee based upon net realized capital gains and unrealized capital gain and loss on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no accrual for theoretical capital gains incentive fee for the three and six months ended September 30, 2019 and 2018. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (the “Advisers Act”) or the investment advisory management agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the investment advisory management agreement which specifically excludes consideration of unrealized capital gain.

Deferred Payment of Certain Incentive Fees

Effective April 1, 2018, with changes in the incentive fees calculation there will be no more deferral of incentive fees on PIK income. The interest will only continue to accrue on the deferred incentive fees payable to AIM as of March 31, 2018.
For the three and six months ended September 30, 2019 , the Company recognized $10,190 and $19,729 respectively, of management fees, and $1,911 and $1,911, respectively, of incentive fees before impact of waived fees. For the three and six months ended September 30, 2018, the Company recognized $9,258 and $18,131 respectively, of management fees, and $6,359 and $13,782, respectively, of incentive fees before impact of waived fees. For the three and six months ended September 30, 2019, no management fees and incentive fees were waived. For the three and six months ended September 30, 2018, no management fees were waived and incentive fees waived were $1,834 and $3,690, respectively.
As of September 30, 2019 and March 31, 2019, management and performance-based incentive fees payable were $12,101 and $8,880, respectively.
For the three and six months ended September 30, 2019 and 2018, there were no incentive fees on PIK income for which payments have been deferred. For the three and six months ended September 30, 2019, the Company did not reverse any of the deferred incentive fee payable related to PIK income which was deemed to be no longer realizable. For the three and six months ended September 30, 2018, the Company reversed $979 and $979 of the deferred incentive fee payable related to PIK income which were deemed to be no longer realizable. As of September 30, 2019 and March 31, 2019, there was no cumulative deferred incentive fee on PIK income included in management and performance-based incentive fee payable line of the Statements of Assets and Liabilities.
For the three and six months ended September 30, 2019, there was no interest on deferred incentive fees accrued. For the three and six months ended September 30, 2018, the amount of interest on deferred incentive fees accrued was $23 and $47. For the three and six months ended September 30, 2019, the Company did not reverse any of the accrued interest payable on deferred incentive fees related to PIK income which were deemed to be no longer realizable. For the three and six months ended September 30, 2018, the Company reversed $41and $41, respectively, of the accrued interest payable on deferred incentive fees related to PIK income which were deemed to be no longer realizable. As of September 30, 2019 and March 31, 2019, there was no accrued interest payable on deferred incentive fees.

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

For three and six months ended September 30, 2019 and 2018, there was no fee offset.
Administration Agreement with AIA
The Company has also entered into an administration agreement with the Administrator (the “Administration Agreement”) under which AIA provides administrative services for the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator and requested to be reimbursed by the Administrator in performing its obligations under the Administration Agreement. The expenses include rent and the Company’s allocable portion of compensation and other related expenses for its Chief Financial Officer, Chief Legal Officer and Chief Compliance Officer and their respective staffs. For the three and six months ended September 30, 2019, the Company recognized administrative services expense under the Administration Agreement of $1,542 and $3,267, respectively. For the three and six months ended September 30, 2018, the Company recognized administrative services expense under the Administration Agreement of $1,857 and $3,495, respectively. There was no payable to AIA and its affiliates for expenses paid on our behalf as of September 30, 2019 and March 31, 2019.
Administrative Service Expense Reimbursement
Merx Aviation Finance, LLC (“Merx”), a wholly-owned portfolio company of the Company, has entered into an administration agreement with the Administrator (the “Merx Administration Agreement”) under which AIA provides administrative services to Merx. For the three and six months ended September 30, 2019, the Company recognized administrative service expense reimbursements of $63 and $125, respectively, under the Merx Administration Agreement. For the three and six months ended September 30, 2018, the Company recognized administrative service expense reimbursements of $63 and $125, respectively.
Debt Expense Reimbursements
The Company has also entered into debt expense reimbursement agreements with Merx and several other portfolio companies which will reimburse the Company for reasonable out-of-pocket expenses incurred, including any interest, fees or other amounts incurred by the Company in connection with letters of credit issued on their behalf. For the three and six months ended September 30, 2019, the Company recognized debt expense reimbursements of $36 and $71, respectively, under the debt expense reimbursement agreements. For the three and six months ended September 30, 2018, the Company recognized debt expense reimbursements of $133 and $214, respectively, under the debt expense reimbursement agreements.

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
As of September 30, 2019, the Company’s co-investment holdings were 53% of the portfolio or $1,494,913, measured at fair value. On a cost basis, 52% of the portfolio or $1,501,053 were co-investments. As of March 31, 2019, the Company’s co-investment holdings were 40% of the portfolio or $954,774, measured at fair value. On a cost basis, 39% of the portfolio or $963,227 were co-investments.
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
Note 4. Earnings Per Share
The following table sets forth the computation of earnings (loss) per share (“EPS”), pursuant to ASC 260-10, for the three and six months ended September 30, 2019 and September 30, 2018:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Basic Earnings (Loss) Per Share
Net increase (decrease) in net assets resulting from operations	$7,068	$28,029	$30,897	$41,279
Weighted average shares outstanding	67,446,575	71,366,492	68,014,438	71,667,379
Basic earnings (loss) per share	$0.10	$0.39	$0.45	$0.58

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

Note 5. Investments
Fair Value Measurement and Disclosures
The following table shows the composition of our investment as of September 30, 2019, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$2,127,147	$2,073,570	$—	$17,996	$2,055,574
Second Lien Secured Debt	493,510	483,938	—	139,667	344,271
Unsecured Debt	—	—	—	—	—
Structured Products and Other	43,399	46,370	—	—	46,370
Preferred Equity	22,663	24,498	—	—	24,498
Common Equity/Interests	202,860	176,298	—	472	175,826
Warrants	183	86	—	—	86
Total Investments before Cash Equivalents	$2,889,762	$2,804,760	$—	$158,135	$2,646,625
Money Market Fund	$31,637	$31,637	$31,637	$—	$—
Total Cash Equivalents	$31,637	$31,637	$31,637	$—	$—
Total Investments after Cash Equivalents	$2,921,399	$2,836,397	$31,637	$158,135	$2,646,625
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

The following table shows changes in the fair value of our Level 3 investments during the three months ended September 30, 2019:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of June 30, 2019	$1,794,232	$373,949	$—	$45,525	$28,598	$183,398	$89	$2,425,791
Net realized gains (losses)	(6,266)	—	—	—	—	518	—	(5,748)
Net change in unrealized gains (losses)	(18,084)	(3,668)	—	694	(4,100)	3,756	(3)	(21,405)
Net amortization on investments	1,666	256	—	126	—	—	—	2,048
Purchases, including capitalized PIK (3)	472,959	872	—	25	—	3,981	—	477,837
Sales (3)	(174,970)	(34,132)	—	—	—	(15,827)	—	(224,929)
Transfers out of Level 3 (1)	(13,963)	(21,590)	—	—	—	—	—	(35,553)
Transfers into Level 3 (1)	—	28,584	—	—	—	—	—	28,584
Fair value as of September 30, 2019	$2,055,574	$344,271	$—	$46,370	$24,498	$175,826	$86	$2,646,625

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2019	$(18,934)	$(3,449)	$—	$694	$(4,102)	$3,756	$(3)	$(22,038)
The following table shows changes in the fair value of our Level 3 investments during the six months ended September 30, 2019:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of March 31, 2019	$1,586,931	$337,545	$—	$45,595	$28,182	$183,754	$150	$2,182,157
Net realized gains (losses)	(6,274)	—	—	—	—	1,607	—	(4,667)
Net change in unrealized gains (losses)	(31,433)	(2,447)	—	500	(3,684)	2,501	(64)	(34,627)
Net amortization on investments	3,245	480	—	248	—	—	—	3,973
Purchases, including capitalized PIK (3)	872,294	5,754	—	27	—	6,152	—	884,227
Sales (3)	(369,189)	(34,217)	—	—	—	(18,188)	—	(421,594)
Transfers out of Level 3 (1)	—	(21,480)	—	—	—	—	—	(21,480)
Transfers into Level 3 (1)	—	58,636	—	—	—	—	—	58,636
Fair value as of September 30, 2019	$2,055,574	$344,271	$—	$46,370	$24,498	$175,826	$86	$2,646,625

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2019	$(33,008)	$(4,186)	$—	$500	$(3,685)	$2,501	$(64)	$(37,942)
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

(2)	Includes unfunded commitments measured at fair value of $(8,008).

(3)	Includes reorganizations and restructuring of investments.

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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of September 30, 2019 and March 31, 2019. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.
The unobservable inputs used in the fair value measurement of our Level 3 investments as of September 30, 2019 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Secured Debt	$26,031	Broker Quoted	Broker Quote	N/A	N/A	N/A
	349,300	Discounted Cash Flow	Discount Rate	2.3%	14.4%	12.3%
	114,803	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
		Market Comparable Technique	Comparable Multiple	5.0x	8.0x	6.4x
	33,562	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	97,584	Recovery Analysis	Commodity Price	$57.5	$68.25	$62.59
	1,838	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	1,705	Transaction Price	Expected Proceeds	N/A	N/A	N/A
	1,430,751	Yield Analysis	Discount Rate	4.4%	15.7%	8.6%
Second Lien Secured Debt	64,655	Broker Quoted	Broker Quote	N/A	N/A	N/A
	33,443	Recovery Analysis	Commodity Price	62.05	68.25	66.23
	246,173	Yield Analysis	Discount Rate	10.5%	15.3%	12.1%
Structured Products and Other	46,370	Discounted Cash Flow	Discount Rate	9.0%	9.8%	9.2%
Preferred Equity	636	Discounted Cash Flow	Discount Rate	10.8%	10.8%	10.8%
	2,357	Market Comparable Approach	Comparable Multiple	4.0x	7.6x	4.7x
	16,817	Option Pricing Model	Expected Volatility	44.0%	44.0%	44.0%
	4,688	Yield Analysis	Discount Rate	14.5%	14.5%	14.5%
Common Equity/Interests	168,263	Discounted Cash Flow	Discount Rate	10.8%	30.5%	13.2%
	3,991	Market Comparable Technique	Comparable Multiple	5.0x	13.1x	9.9x
	3,572	Recovery Analysis	Commodity Price	$57.5	$68.25	$61.38
	—	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
Warrants	86	Option Pricing Model	Expected Volatility	40.0%	60.0%	59.9%
Total Level 3 Investments	$2,646,625
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
Investment Transactions
For the three and six months ended September 30, 2019, purchases of investments on a trade date basis were $476,738 and $911,997, respectively. For the three and six months ended September 30, 2018, purchases of investments on a trade date basis were $363,564 and $722,514, respectively.
For the three and six months ended September 30, 2019, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $269,681 and $489,943, respectively. For the three and six months ended September 30, 2018, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $535,304 and $643,923, respectively.
PIK Income
The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the three and six months ended September 30, 2019, PIK income earned was $1,604 and $7,160, respectively. During the three and six months ended September 30, 2018, PIK income earned was $2,283 and $4,961, respectively.
The following table shows the change in capitalized PIK balance for the three and six months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
PIK balance at beginning of period	$28,604	$26,437	$23,721	$24,454
PIK income capitalized	1,099	2,106	5,982	4,089
Adjustments due to investments exited or written off	—	—	—	—
PIK income received in cash	(6,322)	(4,700)	(6,322)	(4,700)
PIK balance at end of period	$23,381	$23,843	$23,381	$23,843

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

Dividend Income on CLOs
The Company holds structured products and other investments. The CLO equity investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The Company records as dividend income the accretable yield from its beneficial interests in structured products such as CLOs based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. During the three and six months ended September 30, 2019, dividend income from structured products was $313 and $632, respectively. During the three and six months ended September 30, 2018, dividend income from structured products was $295 and $607, respectively.
Investments on Non-Accrual Status
As of September 30, 2019, 2.1% of total investments at amortized cost, or 1.0% of total investments at fair value, were on non-accrual status. As of March 31, 2019, 2.9% of total investments at amortized cost, or 2.4% of total investments at fair value, were on non-accrual status.
Unconsolidated Significant Subsidiary
The following unconsolidated subsidiary is considered significant subsidiary under SEC Regulation S-X Rule 10-01(b)(1) as of September 30, 2019. Accordingly, summarized, unaudited, comparative financial information is presented below for the unconsolidated significant subsidiary.

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

	Six Months Ended September 30,
	2019	2018
Net revenue	$111,665	$188,074
Net operating income	39,980	128,188
Earnings before taxes	(14,960)	88,268
Net profit	(14,703)	88,169
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
As of September 30, 2019 and March 31, 2019, the Company did not hold any derivative contracts. During the three and six months ended September 30, 2019 the Company had no activity in derivative contracts. The volume of the derivatives, based on the base notional value of option contracts, for the year ended March 31, 2019 was $153,150 for purchased call options, $13,750 for purchased put options, $(13,575) for written call options and $(146,969) for written put options.

The effect of transactions in derivative instruments to the Statements of Operations during the three and six months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net Change in Unrealized Losses on Derivatives
Purchased Put Options	$—	$1,801	$—	$3,488
Written Call Options	—	9,125	—	6,871
Net Change in Unrealized Losses on Derivatives	$—	$10,926	$—	$10,359

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net Realized Losses on Derivatives
Purchased Put Options	$—	$(2,044)	$—	$(4,620)
Written Call Options	—	(8,267)	—	(18,900)
Net Realized Losses on Derivatives	$—	$(10,311)	$—	$(23,520)
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

The Company has elected not to offset assets and liabilities in the Statements of Assets and Liabilities that may be received or paid as part of collateral arrangements, even when an enforceable master netting arrangement or other agreement is in place that provides the Company, in the event of counterparty default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations. As of September 30, 2019 and March 31, 2019, the Company did not hold any derivative contracts.

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

The Company’s outstanding debt obligations as of September 30, 2019 were as follows:

	Date Issued/Amended	Total Aggregate Principal Amount Committed	Principal Amount Outstanding		Fair Value		Final Maturity Date
Senior Secured Facility	11/19/2018	$1,710,000	$1,239,398	*	$1,266,954	(2)	11/19/2023
2025 Notes	3/3/2015	350,000	350,000		359,963	(1)	3/3/2025
Total Debt Obligations		$2,060,000	$1,589,398		$1,626,917
Deferred Financing Costs and Debt Discount			$(5,270)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount			$1,584,128
____________________

*	Includes foreign currency debt obligations as outlined in Foreign Currency Transactions and Translations within this note to the financial statements.

(1)	The fair value of these debt obligations would be categorized as Level 2 under ASC 820 as of September 30, 2019. The valuation is based on broker quoted prices.

(2)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of September 30, 2019. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.

The Company’s outstanding debt obligations as of March 31, 2019 were as follows:

	Date Issued/Amended	Total Aggregate Principal Amount Committed	Principal Amount Outstanding		Fair Value		Final Maturity Date
Senior Secured Facility	11/19/2018	$1,640,000	$638,888	*	$650,757	(1)	11/19/2023
2025 Notes	3/3/2015	350,000	350,000		348,370	(3)	3/3/2025
2043 Notes	6/17/2013	150,000	150,000		155,700	(2)	7/15/2043
Total Debt Obligations		$2,140,000	$1,138,888		$1,154,827
Deferred Financing Costs and Debt Discount			$(10,202)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount			$1,128,686
____________________

*	Includes foreign currency debt obligations as outlined in Foreign Currency Transactions and Translations within this note.

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
Senior Secured Facility
On November 19, 2018, the Company amended and restated its senior secured, multi-currency, revolving credit facility (the “Senior Secured Facility”) from the previous December 22, 2016 amendment. The amended and restated agreement reduced the Company’s minimum asset coverage financial covenant from 200% to 150%, increased the lenders commitments from $1,190,000 to $1,590,000, extended the final maturity date through November 19, 2023, and included an accordion provision which allows the Company to increase the total commitments under the existing revolving facility up to an aggregate principal amount of $2,385,000 from new or existing lenders on the same terms and conditions as the existing commitments. On February 28, 2019, the Company entered into an amendment to its Senior Secured Facility to increase the multicurrency commitments by $50,000 from $1,590,000 to $1,640,000. On May 31, 2019, the Company entered into an amendment to its Senior Secured Facility to increase the multicurrency commitments by $70,000 from $1,640,000 to $1,710,000. The Senior Secured Facility is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. Commencing December 31, 2022, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the Senior Secured Facility as of November 19, 2022. In addition, the stated interest rate on the facility remains as a formula-based calculation based on a minimum borrowing base, resulting in a stated interest rate, depending on the type of borrowing, of (a) either LIBOR plus 1.75% per annum or LIBOR plus 2.00% per annum, or (b) either Alternate Base Rate plus 0.75% per annum or Alternate Base Rate plus 1% per annum. As of September 30, 2019, the stated interest rate on the facility was LIBOR plus 2.00%. The Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Senior Secured Facility and participation fees and fronting fees of up to 2.25% per annum on the letters of credit issued.
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
The Senior Secured Facility also provides for the issuance of letters of credit up to an aggregate amount of $150,000. As of September 30, 2019 and March 31, 2019, the Company had $6,227 and $15,977, respectively, in standby letters of credit issued through the Senior Secured Facility. The amount available for borrowing under the Senior Secured Facility is reduced by any standby letters of credit issued through the Senior Secured Facility. Under GAAP, these letters of credit are considered commitments because no funding has been made and as such are not considered a liability. These letters of credit are not senior securities because they are not in the form of a typical financial guarantee and the portfolio companies are obligated to refund any drawn amounts. The available remaining capacity under the Senior Secured Facility was $464,375 and $985,135 as of September 30, 2019 and March 31, 2019, respectively. Terms used in this disclosure have the meanings set forth in the Senior Secured Facility agreement.

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
On August 12, 2019, the Company redeemed the entire $150,000 aggregate principal amount outstanding of the 2043 Notes in accordance with the terms of the indenture governing the 2043 Notes, before its stated maturity date, which resulted in a realized loss on the extinguishment of debt of $4,375.
The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three and six months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Average debt outstanding	$1,493,109	$1,046,451	$1,372,500	$988,279
Maximum amount of debt outstanding	1,626,865	1,274,562	1,626,865	1,274,562

Weighted average annualized interest cost (1)	4.60%	5.10%	4.85%	5.20%
Annualized amortized debt issuance cost	0.37%	0.51%	0.41%	0.54%
Total annualized interest cost	4.97%	5.61%	5.26%	5.74%
____________________

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Facility. Commitment fees for the three and six months ended September 30, 2019 were $595 and $1,439 respectively. Commitment fees for the three and six months ended September 30, 2018 were $599 and $1,310, respectively.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

Foreign Currency Transactions and Translations
The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of September 30, 2019:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
Canadian Dollar	C$	2,300	$1,894	$1,737	$157	10/30/2019
Euro		€21,400	23,536	23,330	206	10/28/2019
Euro		€15,000	16,424	16,353	71	10/30/2019
British Pound		£3,500	4,456	4,313	143	10/8/2019
British Pound		£11,100	14,519	13,678	841	10/9/2019
British Pound		£12,700	16,558	15,650	908	10/15/2019
British Pound		£1,200	1,500	1,479	21	10/21/2019
British Pound		£1,300	1,617	1,602	15	10/23/2019
British Pound		£94,200	116,891	116,083	808	10/28/2019
British Pound		£27,200	38,122	33,519	4,603	10/30/2019
Australian Dollar	A$	1,000	701	674	27	10/9/2019
Australian Dollar	A$	6,000	4,406	4,047	359	10/30/2019
			$240,624	$232,465	$8,159
The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of March 31, 2019:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
Canadian Dollar	C$	2,300	$1,894	$1,722	$172	4/26/2019
Euro		€24,700	27,285	27,734	(449)	4/23/2019
Euro		€9,000	10,272	10,106	166	4/26/2019
Euro		€15,000	16,424	16,843	(419)	4/29/2019
British Pound		£1,700	2,236	2,215	21	4/8/2019
British Pound		£8,300	10,487	10,815	(328)	4/23/2019
British Pound		£20,100	29,219	26,191	3,028	4/29/2019
Australian Dollar	A$	6,000	4,406	4,262	144	4/26/2019
			$102,223	$99,888	$2,335
As of September 30, 2019 and March 31, 2019, the Company was in compliance with all debt covenants for all outstanding debt obligations.
Note 9. Stockholders’ Equity
There were no equity offerings of common stock during the three and six months ended September 30, 2019 and March 31, 2019.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

The Company adopted the following plans, approved by the Board of Directors, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the Securities Exchange Act of 1934 (the “1934 Act”) (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased	Cost of Shares Repurchased	Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50,000	$50,000	$—
December 14, 2015	50,000	50,000	—
September 14, 2016	50,000	50,000	—
October 30, 2018	50,000	50,000	—
February 6, 2019	50,000	268	49,732
Total as of September 30, 2019	$250,000	$200,268	$49,732
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
Under the Repurchase Plans described above, the Company allocated the following amounts to be repurchased in accordance with SEC Rule 10b5-1 (the “10b5-1 Repurchase Plans”):

Effective Date	Termination Date	Amount Allocated to 10b5-1 Repurchase Plans
September 15, 2015	November 5, 2015	$5,000
January 1, 2016	February 5, 2016	10,000
April 1, 2016	May 19, 2016	5,000
July 1, 2016	August 5, 2016	15,000
September 30, 2016	November 8, 2016	20,000
January 4, 2017	February 6, 2017	10,000
March 31, 2017	May 19, 2017	10,000
June 30, 2017	August 7, 2017	10,000
October 2, 2017	November 6, 2017	10,000
January 3, 2018	February 8, 2018	10,000
June 18, 2018	August 9, 2018	10,000
September 17, 2018	October 31, 2018	10,000
December 12, 2018	February 7, 2019	10,000
February 25, 2019	May 17, 2019	25,000
March 18, 2019	May 17, 2019	10,000
June 4, 2019	August 7, 2019	25,000
June 17, 2019	August 7, 2019	20,000
September 16, 2019	November 6, 2019	20,000
During the six months ended September 30, 2019, the Company repurchased 1,829,634 shares at a weighted average price per share of $16.03, inclusive of commissions, for a total cost of $29,337. This represents a discount of approximately 15.24% of the average net asset value per share for the six months ended September 30, 2019.
During the six months ended September 30, 2018, the Company repurchased 1,418,367 shares at a weighted average price per share of $16.91, inclusive of commissions, for a total cost of $23,982. This represents a discount of approximately 13.27% of the average net asset value per share for the six months ended September 30, 2018.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

Since the inception of the Repurchase Plans through September 30, 2019, the Company repurchased 11,866,402 shares at a weighted average price per share of $16.88, inclusive of commissions, for a total cost of $200,268. Including fractional shares, the company has repurchased 11,866,432 shares at a weighted average price per share of $16.88, inclusive of commissions for a total cost of $200,269.
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
On July 22, 2019 the Board of Directors approved Articles of Amendment which amended the Company’s charter to reduce the amount of authorized capital stock from 400,000,000 shares, par value $0.001 per share, to 130,000,000 shares, par value $0.001 per share. The Articles of Amendment were accepted for record by the Department of Assessments and Taxation of the State of Maryland on July 22, 2019 and immediately became effective.
Note 10. Commitments and Contingencies
The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of September 30, 2019 and March 31, 2019, the Company had the following unfunded commitments to its portfolio companies:

	September 30, 2019	March 31, 2019
Unfunded revolver obligations and bridge loan commitments (1)	$398,069	$225,782
Standby letters of credit issued and outstanding (2)	14,943	23,542
Unfunded delayed draw loan commitments (3)	123,736	107,886
Unfunded delayed draw loan commitments (performance thresholds not met) (4)	62,498	65,062
Total Unfunded Commitments	$599,246	$422,272
____________________

(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of September 30, 2019 and March 31, 2019, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of September 30, 2019 and March 31, 2019, the bridge loan commitments included in the balances were $146,688 and $0, respectively.

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

(4)
The borrowers are required to meet certain performance thresholds before the Company is obligated to fulfill the commitments and those performance thresholds were not met as of September 30, 2019 and March 31, 2019.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

Note 11. Financial Highlights
The following is a schedule of financial highlights for the six months ended September 30, 2019 and 2018.

	Six Months Ended September 30, 2019	Six Months Ended September 30, 2018
	(Unaudited)	(Unaudited)
Per Share Data*
Net asset value at beginning of period	$19.06	$19.67
Net investment income (1)	1.03	0.89
Net realized and change in unrealized gains (losses) (1)	(0.58)	(0.31)
Net increase in net assets resulting from operations	0.45	0.58
Distribution of net investment income (2)	(0.90)	(0.90)
Distribution of return of capital (2)	—	—
Accretion due to share repurchases	0.08	0.05
Net asset value at end of period	$18.69	$19.40

Per share market value at end of period	$16.09	$16.32
Total return (3)	12.37%	9.90%
Shares outstanding at end of period	67,047,352	70,685,665
Weighted average shares outstanding	68,014,438	71,667,379

Ratio/Supplemental Data
Net assets at end of period (in millions)	$1,253.4	$1,371.2
Annualized ratio of operating expenses to average net assets (4)(5)	4.73%	5.39%
Annualized ratio of interest and other debt expenses to average net assets (5)	5.63%	4.05%
Annualized ratio of total expenses to average net assets (4)(5)	10.36%	9.44%
Annualized ratio of net investment income to average net assets (5)	10.93%	9.12%
Average debt outstanding (in millions)	$1,372.5	$988.3
Average debt per share	$20.18	$13.79
Annualized portfolio turnover rate (5)	37.53%	54.79%
Asset coverage per unit (6)	$1,789	$2,433
____________________

*	Totals may not foot due to rounding.

(1)	Financial highlights are based on the weighted average number of shares outstanding for the period presented.

(2)
The tax character of distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. Although the tax character of distributions paid to stockholders through September 30, 2019 may include return of capital, the exact amount cannot be determined at this point. Per share amounts are based on actual rate per share.

(3)
Total return is based on the change in market price per share during the respective periods. Total return also takes into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.

(4)
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown inclusive of all voluntary management and incentive fee waivers (See Note 3 to the financial statements). For the six months ended September 30, 2019, the annualized ratio of operating expenses to average net assets and the annualized ratio of total expenses to average net assets would be 4.75% and 10.39%, respectively, without the voluntary fee waivers. For the six months ended September 30, 2018 the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 5.93% and 10.01%, respectively, without the voluntary fee waivers.

(5)	Annualized for the six months ended September 30, 2019 and September 30, 2018.

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
During the period from October 1, 2019 through November 4, 2019, the Company repurchased 501,611 shares at a weighted average price per share of $15.65, inclusive of commissions, for a total cost of $7,850, leaving a maximum of $41,882 available for future purchases under the Repurchase Plans.
On November 5, 2019, the Board of Directors declared a distribution of $0.45 per share, payable on January 6, 2020 to stockholders of record as of December 20, 2019.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Apollo Investment Corporation
Results of Review of Interim Financial Statements

We have reviewed the accompanying statement of assets and liabilities, including the schedule of investments, of Apollo Investment Corporation (the “Company”) as of September 30, 2019, and the related statements of operations for the three-month and six-month periods ended September 30, 2019 and 2018, the statements of changes in net assets for the three-month and six-month periods ended September 30, 2019 and 2018, and the statements of cash flows for the six-month periods ended September 30, 2019 and 2018, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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
November 5, 2019

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
Overview
Apollo Investment Corporation (the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” or “our”) was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. We commenced operations on April 8, 2004 upon completion of our initial public offering that raised $870 million in net proceeds from selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through September 30, 2019, we have raised approximately $2.21 billion in net proceeds from additional offerings of common stock and we have repurchased common stock for $200.3 million.

Apollo Investment Management, L.P. (the “Investment Adviser” or “AIM”) is our investment adviser and an affiliate of Apollo Global Management, Inc. and its consolidated subsidiaries (“AGM”). The Investment Adviser, subject to the overall supervision of our Board of Directors, manages the day-to-day operations of, and provides investment advisory services to the Company. AGM and other affiliates manage other funds that may have investment mandates that are similar, in whole or in part, with ours. AIM and its affiliates may determine that an investment is appropriate both for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, AIM may determine that we should invest on a side-by-side basis with one or more other funds. We make all such investments subject to compliance with applicable regulations and interpretations, and our allocation procedures. Certain types of negotiated co-investments may be made only in accordance with the terms of the exemptive order (the “Order”) we received from the SEC permitting us to do so. Under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must be able to reach certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our Board of Directors’ approved criteria. In certain situations where co-investment with one or more funds managed by AIM or its affiliates is not covered by the Order, the personnel of AIM or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on allocation policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. The Order is subject to certain terms and conditions so there can be no assurance that we will be permitted to co-invest with certain of our affiliates other than in the circumstances currently permitted by regulatory guidance and the Order.
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
Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment, and the competitive environment for the types of investments we make. As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of September 30, 2019, non-qualifying assets represented approximately 18.8% of the total assets of the Company.
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

Portfolio and Investment Activity
Our portfolio and investment activity during the three and six months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in millions)*	2019	2018	2019	2018
Investments made in portfolio companies	$476.7	$363.6	$912.0	$722.5
Investments sold	(20.0)	(163.2)	(29.6)	(178.1)
Net activity before repaid investments	456.7	200.3	882.4	544.4
Investments repaid	(249.7)	(372.1)	(460.4)	(465.8)
Net investment activity	$207.1	$(171.7)	$422.1	$78.6

Portfolio companies at beginning of period	129	96	113	90
Number of new portfolio companies	14	9	35	16
Number of exited portfolio companies	(4)	(7)	(9)	(8)
Portfolio companies at end of period	139	98	139	98

Number of investments made in existing portfolio companies	48	16	54	24
____________________

*	Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of September 30, 2019 and March 31, 2019 were as follows:

	September 30, 2019		March 31, 2019
Portfolio composition, at fair value:
First lien secured debt	74%		66%
Second lien secured debt	17%		23%
Total secured debt	91%		89%
Unsecured debt	—		—
Structured products and other	2%		2%
Preferred equity	1%		1%
Common equity/interests and warrants	6%		8%
Weighted average yields, at amortized cost (1)(5):
First lien secured debt (2)	9.0%		9.9%
Second lien secured debt (2)	11.0%		11.4%
Secured debt portfolio (2)	9.4%		10.2%
Unsecured debt portfolio (2)	—		—
Total debt portfolio (2)	9.4%		10.2%
Total portfolio (3)	8.9%		9.6%
Interest rate type, at fair value (4):
Fixed rate amount	—		—
Floating rate amount	$2.0	billion	$1.5	billion
Fixed rate, as percentage of total	—		—
Floating rate, as percentage of total	100%		100%
Interest rate type, at amortized cost (4):
Fixed rate amount	—		—
Floating rate amount	$2.0	billion	$1.5	billion
Fixed rate, as percentage of total	—		—
Floating rate, as percentage of total	100%		100%
____________________

(1)	An investor’s yield may be lower than the portfolio yield due to sales loads and other expenses.

(2)	Exclusive of investments on non-accrual status.

(3)	Inclusive of all income generating investments, non-income generating investments and investments on non-accrual status.

(4)
The interest rate type information is calculated using the Company’s corporate debt portfolio and excludes aviation, oil and gas, structured credit, renewables, shipping, commodities and investments on non-accrual status.

(5)
Weighted average yields presented are as of September 30, 2019 and March 31, 2019. Refer to management’s discussion on the results of operations for the weighted average yields during the three and six months ended September 30, 2019 and 2018.

Since the initial public offering of Apollo Investment in April 2004 and through September 30, 2019, invested capital totaled $20.3 billion in 513 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 100 different financial sponsors.
Recent Developments
On September 25, 2019, Cindy Z. Michel, Chief Compliance Officer notified the Company of her intention to resign. Ms. Michel will continue to serve as the Company’s Chief Compliance Officer for a period of time to transition her responsibilities to other members of the Company’s compliance department.

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
As of September 30, 2019, $2.65 billion or 94.4% of the Company’s investments were classified as Level 3. The high proportion of Level 3 investments relative to our total investments is directly related to our investment philosophy and target portfolio, which consists primarily of long-term secured debt, as well as unsecured and mezzanine positions of private middle-market companies. A fundamental difference exists between our investments and those of comparable publicly traded fixed income investments, namely high-yield bonds, and this difference affects the valuation of our private investments relative to comparable publicly traded instruments.
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

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides a valuation. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered in the valuation process of independent valuation firms. During the six months ended September 30, 2019, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

Results of Operations
Operating results for the three and six months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in millions)*	2019	2018	2019	2018
Investment Income
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$63.8	$59.7	$123.4	$113.6
Dividend income	2.8	2.3	3.1	7.9
PIK interest income	1.6	2.3	7.2	5.0
Other income	2.2	1.8	3.1	3.2
Total investment income	$70.3	$66.0	$136.8	$129.6
Expenses
Management and performance-based incentive fees, net of amounts waived	$12.1	$13.8	$21.6	$28.2
Interest and other debt expenses, net of reimbursements	18.7	14.8	36.2	28.3
Administrative services expense, net of reimbursements	1.5	1.8	3.1	3.4
Other general and administrative expenses	2.3	3.5	5.6	6.1
Net Expenses	$34.6	$33.9	$66.6	$65.9
Net Investment Income	$35.7	$32.2	$70.3	$63.7
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$(11.5)	$(8.1)	$(10.2)	$(31.3)
Net change in unrealized gains (losses)	(17.2)	3.9	(29.2)	8.8
Net Realized and Change in Unrealized Gains (Losses)	$(28.7)	(4.1)	$(39.4)	$(22.4)
Net Increase in Net Assets Resulting from Operations	$7.1	$28.0	$30.9	$41.3

Net Investment Income on Per Average Share Basis (1)	$0.53	$0.45	$1.03	$0.89
Earnings per share — basic (1)	$0.10	$0.39	$0.45	$0.58
____________________

*	Totals may not foot due to rounding.

(1)	Based on the weighted average number of shares outstanding for the period presented.

Total Investment Income
For the three months ended September 30, 2019 as compared to the three months ended September 30, 2018
The increase in total investment income for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily driven by the increase in interest income (including PIK) of $3.4 million and the increase in dividend income of $0.5 million. The increase in total interest income (including PIK) was due to a higher income-bearing investment portfolio. This was partially offset by a decrease in average yield for the total debt portfolio to 9.6% from 10.7%. Furthermore there was a decrease in prepayment fees and income recognized from the acceleration of discount, premium, or deferred fees on repaid investments which totaled $2.1 million and $3.6 million for the three months ended September 30, 2019 and three months ended September 30, 2018, respectively. The increase in dividend income was due to an increase in dividends received from Merx Aviation Finance, LLC and MSEA Tankers LLC. Furthermore, there was a increase in other income of $0.4 million due to higher amendment fees and structuring fees.
For the six months ended September 30, 2019 as compared to the six months ended September 30, 2018
The increase in total investment income for the six months ended September 30, 2019 compared to the six months ended September 30, 2018 was primarily driven by the increase in total interest income (including PIK) of $12.0 million. The increase in total interest income (including PIK) primarily was due to a higher income-bearing investment portfolio. Furthermore, there was an increase in prepayment fees and income recognized from the acceleration of discount, premium, or deferred fees on repaid investments which totaled $4.9 million and $4.5 million for the six months ended September 30, 2019 and six months ended September 30, 2018, respectively. This was partially offset by a decrease in average yield for the total debt portfolio to 9.8% from 10.7%. The decrease in dividend income was due to a decrease in dividends received from Merx Aviation Finance, LLC and MSEA Tankers LLC. Furthermore, there was a decrease in other income of $0.1 million due to lower syndication fees.
Net Expenses
For the three months ended September 30, 2019 as compared to the three months ended September 30, 2018
The increase in net expenses for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily due to the increase in interest and other debt expenses of $3.9 million. The increase in interest and other debt expenses was attributed to the change in the average debt outstanding and net leverage from $1.05 billion and 0.68x, respectively during the three months ended September 30, 2018, to $1.49 billion and 1.24x, respectively during the three months ended September 30, 2019. In addition, the increase in net expenses was partially offset by the decrease of $1.7 million in management and performance-based incentive fees (net of amounts waived) and by the decrease of $1.2 million in other general and administrative expenses. The decrease in management and performance-based incentive fees (net of amounts waived) was due to lower performance based incentive fees from a total return based fee that became effective January 1, 2019. The decrease in other general and administrative services expenses was due to a decrease in legal fees from $2.0 million for the three months ended September 30, 2018 to $0.8 million for the three months ended September 30, 2019.
For the six months ended September 30, 2019 as compared to the six months ended September 30, 2018
The increase in net expenses for the six months ended September 30, 2019 compared to the six months ended September 30, 2018 was primarily due to the increase in interest and other debt expenses of $7.9 million. The increase in interest and other debt expenses was attributed to the change in the average debt outstanding and net leverage from $0.99 billion and 0.68x, respectively during the six months ended September 30, 2018, to $1.37 billion and 1.24x, respectively during the six months ended September 30, 2019. In addition, the increase in net expenses was partially offset by the decrease of $6.6 million in management and performance-based incentive fees (net of amounts waived) and by the decrease of $0.5 million in other general and administrative expenses. The decrease in management and performance-based incentive fees (net of amounts waived) was due to lower performance based incentive fees from a total return based fee that became effective January 1, 2019. The decrease in other general and administrative services expenses was due to a decrease in legal fees from $3.1 million for the six months ended September 30, 2018 to $2.0 million for the six months ended September 30, 2019.

Net Realized Gains (Losses)
For the three months ended September 30, 2019 as compared to the three months ended September 30, 2018
During the three months ended September 30, 2019, we recognized gross realized gains of $0.7 million and gross realized losses of $12.2 million, resulting in net realized losses of $11.5 million. Significant realized gains (losses) for the three months ended September 30, 2019 are summarized below:

(in millions)	Net Realized Gain (Loss)
Crowne Automotive	$(6.4)

During the three months ended September 30, 2018, we recognized gross realized gains of $2.4 million and gross realized losses of $10.5 million, resulting in net realized loss of $8.1 million. Significant realized gains (losses) for the three months ended September 30, 2018 are summarized below:

(in millions)	Net Realized Gain (Loss)
Renew JV LLC	$2.0
WTI Crude Oil Call/Put Options	(10.3)

For the six months ended September 30, 2019 as compared to the six months ended September 30, 2018
During the six months ended September 30, 2019, we recognized gross realized gains of $1.8 million and gross realized losses of $12.0 million, resulting in net realized losses of $10.2 million. Significant realized gains (losses) for the six months ended September 30, 2019 are summarized below:

(in millions)	Net Realized Gain (Loss)
SquareTwo (CA Holdings, Collect America, Ltd.)	$1.1
Crowne Automotive	(6.4)

During the six months ended September 30, 2018, we recognized gross realized gains of $2.5 million and gross realized losses of $33.8 million, resulting in net realized loss of $31.3 million. Significant realized gains (losses) for the six months ended September 30, 2018 are summarized below:

(in millions)	Net Realized Gain (Loss)
Renew JV LLC	$2.0
WTI Crude Oil Call/Put Options	(23.5)
Accelerate Parent Corp. (American Tire)	(10.1)

Net Change in Unrealized Gains (Losses)
For the three months ended September 30, 2019 as compared to the three months ended September 30, 2018
During the three months ended September 30, 2019, we recognized gross unrealized gains of $19.1 million and gross unrealized losses of $36.3 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $17.2 million. Significant changes in unrealized gains (losses) for the three months ended September 30, 2019 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Crowne Automotive	$6.7
AMP Solar Group, Inc.	1.6
Asset Repackaging Trust Six B.V. (Israel Electric)	1.5
Spotted Hawk	(11.5)
KLO Holdings, LLC	(7.1)
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	(2.7)
Renew Financial LLC (f/k/a Renewable Funding, LLC)	(2.0)

During the three months ended September 30, 2018, we recognized gross unrealized gains of $23.7 million and gross unrealized losses of $19.8 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized gains of $3.9 million. Significant changes in unrealized gains (losses) for the three months ended September 30, 2018 are summarized below:

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

For the six months ended September 30, 2019 as compared to the six months ended September 30, 2018
During the six months ended September 30, 2019, we recognized gross unrealized gains of $25.7 million and gross unrealized losses of $54.9 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $29.2 million. Significant changes in unrealized gains (losses) for the six months ended September 30, 2019 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Crowne Automotive	$7.1
Sprint Industrial Holdings, LLC.	2.2
AMP Solar Group, Inc.	1.8
Merx Aviation Finance, LLC	1.4
Asset Repackaging Trust Six B.V. (Israel Electric)	1.3
Spotted Hawk	(19.3)
KLO Holdings	(8.5)
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	(5.3)
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)	(4.7)
Securus Technologies Holdings, Inc.	(1.3)
CT Technologies Intermediate Holdings, Inc	(1.3)
CARE Fertility	(1.2)
Renew Financial LLC (f/k/a Renewable Funding, LLC)	(1.1)
Bumble Bee Foods	(1.0)

During the six months ended September 30, 2018, we recognized gross unrealized gains of $43.9 million and gross unrealized losses of $35.1 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized gains of $8.8 million. Significant changes in unrealized gains (losses) for the six months ended September 30, 2018 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Merx Aviation Finance, LLC	$11.0
WTI Crude Oil Call/Put Options	10.4
Spotted Hawk	7.0
Sprint Industrial Holdings, LLC	3.5
MSEA Tankers LLC	1.5
Invuity, Inc.	1.2
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	(6.6)
Crowne Automotive	(6.4)
Dynamic Product Tankers (Prime), LLC	(2.9)
Accelerate Parent Corp. (American Tire)	(2.6)
Renew JV LLC	(2.1)
Solarplicity Group Limited (f/k/a AMP Solar UK)	(1.6)
BioClinica Holding I, LP	(1.3)
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
Debt
See Note 8 to the financial statements for information on the Company’s debt.
The following table shows the contractual maturities of our debt obligations as of September 30, 2019:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility	$1,239.4	$—	$—	$1,239.4	$—
2025 Notes	350.0	—	—	—	350.0
Total Debt Obligations	$1,589.4	$—	$—	$1,239.4	$350.0
____________________

(1)
As of September 30, 2019, aggregate lender commitments under the Senior Secured Facility totaled $1.71 billion and $464.4 million of unused capacity. As of September 30, 2019, there were $6.2 million of letters of credit issued under the Senior Secured Facility as shown as part of total commitments in Note 10 to the financial statements.

Stockholders’ Equity
See Note 9 to the financial statements for information on the Company’s public offerings and share repurchase plans.
Distributions
Distributions paid to stockholders during the three and six months ended September 30, 2019 totaled $30.6 million ($0.45 per share) and $61.7 million ($0.90 per share), respectively. Distributions paid to stockholders during the three and six months ended September 30, 2018 totaled $32.3 million ($0.45 per share) and $64.7 million ($0.90 per share), respectively. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. Although the tax character of distributions paid to stockholders through September 30, 2019 may include return of capital, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ended March 31, 2020. Tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the calendar year. Our quarterly distributions, if any, will be determined by our Board of Directors.
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
PIK Income
For the three and six months ended September 30, 2019, PIK income totaled $1.6 million and $7.2 million on total investment income of $70.3 million and $136.8 million respectively. For the three and six months ended September 30, 2018, PIK income totaled $2.3 million and $5.0 million on total investment income of $66.0 million and $129.6 million respectively. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders annually in the form of distributions, even though the Company has not yet collected the cash. See Note 5 to the financial statements for more information on the Company’s PIK income.
Related Party Transactions
See Note 3 to the financial statements for information on the Company’s related party transactions.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. During the three and six months ended September 30, 2019, many of the loans in our portfolio had floating interest rates. These loans are usually based on LIBOR and typically have durations of one to six months after which they reset to current market interest rates. The Company also has a Senior Secured Facility that is based on LIBOR rates.
The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of September 30, 2019, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income		Net Investment Income Per Share
Up 200 basis points	$13.9	million	$0.210
Up 100 basis points	7.0	million	0.100
Down 100 basis points	(6.5	) million	(0.100)
Down 200 basis points	(0.6	) million	(0.010)
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2019 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Control Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the second fiscal quarter of 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
None.
Issuer Purchases of Equity Securities
The Company adopted the following plans, approved by the Board of Directors, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the 1934 Act (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased		Cost of Shares Repurchased		Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50.0	million	$50.0	million	$—
December 14, 2015	50.0	million	50.0	million	—
September 14, 2016	50.0	million	50.0	million	—
October 30, 2018	50.0	million	50.0	million	—
February 6, 2019	50.0	million	0.3	million	49.7	million
Total as of September 30, 2019	$250.0	million	$200.3	million	$49.7	million
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

Under the Repurchase Plans described above, the Company allocated the following amounts to be repurchased in accordance with SEC Rule 10b5-1 (the “10b5-1 Repurchase Plans”):

Effective Date	Termination Date	Amount Allocated to 10b5-1 Repurchase Plans
September 15, 2015	November 5, 2015	$5.0	million
January 1, 2016	February 5, 2016	10.0	million
April 1, 2016	May 19, 2016	5.0	million
July 1, 2016	August 5, 2016	15.0	million
September 30, 2016	November 8, 2016	20.0	million
January 4, 2017	February 6, 2017	10.0	million
March 31, 2017	May 19, 2017	10.0	million
June 30, 2017	August 7, 2017	10.0	million
October 2, 2017	November 6, 2017	10.0	million
January 3, 2018	February 8, 2018	10.0	million
June 18, 2018	August 9, 2018	10.0	million
September 17, 2018	October 31, 2018	10.0	million
December 12, 2018	February 7, 2019	10.0	million
February 25, 2019	May 17, 2019	25.0	million
March 18, 2019	May 17, 2019	10.0	million
June 4, 2019	August 7, 2019	25.0	million
June 17, 2019	August 7, 2019	20.0	million
September 16, 2019	November 6, 2019	20.0	million

The following table presents information with respect to the Company’s purchases of its common stock since adoption of the Repurchase Plans through September 30, 2019:

Month	Total Number of Shares Purchased	Average Price Paid Per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans
August 2015	510,000	$19.71	510,000	$40.0	million
September 2015	603,466	18.46	603,466	28.8	million
November 2015	1,116,666	18.10	1,116,666	8.6	million
December 2015	627,443	17.58	627,443	47.6	million
January 2016	670,708	14.91	670,708	37.6	million
June 2016	362,933	16.73	362,933	31.5	million
July 2016	16,491	16.53	16,491	31.2	million
August 2016	596,294	17.67	596,294	20.7	million
September 2016	411,523	18.13	411,523	63.2	million
October 2016	527,417	17.82	527,417	53.8	million
November 2016	239,289	17.45	239,289	49.6	million
August 2017	33,333	17.96	33,333	49.0	million
September 2017	186,767	17.98	186,767	45.7	million
October 2017	144,867	17.96	144,867	43.1	million
November 2017	64,500	17.79	64,500	41.9	million
December 2017	50,100	17.89	50,100	41.0	million
January 2018	577,386	17.32	577,386	31.0	million
February 2018	70,567	16.23	70,567	29.9	million
May 2018	263,667	17.12	263,667	25.4	million
June 2018	198,601	16.94	198,601	22.0	million
July 2018	8,867	16.75	8,867	21.9	million
August 2018	502,767	17.11	502,767	13.3	million
September 2018	444,467	16.54	444,467	5.9	million
October 2018	160,800	16.46	160,800	53.3	million
November 2018	595,672	15.81	595,672	43.9	million
December 2018	741,389	13.49	741,359	33.9	million
February 2019	19,392	15.16	19,392	83.6	million
March 2019	291,426	15.40	291,426	79.1	million
April 2019	44,534	15.23	44,534	78.4	million
May 2019	298,026	15.93	298,026	73.6	million
June 2019	607,073	15.97	607,073	63.9	million
July 2019	89,610	16.10	89,610	62.5	million
August 2019	758,020	16.15	758,020	50.3	million
September 2019	32,371	16.26	32,371	49.7	million
Total	11,866,432	$16.88	11,866,402
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 5, 2019.

APOLLO INVESTMENT CORPORATION

By:	/s/ HOWARD WIDRA
Howard Widra
Chief Executive Officer

By:	/s/ GREGORY W. HUNT
Gregory W. Hunt
Chief Financial Officer and Treasurer

By:	/s/ AMIT JOSHI
Amit Joshi
Chief Accounting Officer and Assistant Treasurer