Form 10-Q
period 2019-12-31
APOLLO INVESTMENT CORP
filed 2020-02-04
CIK 1278752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
OR
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of February 3, 2020 was 66,545,741.

APOLLO INVESTMENT CORPORATION

PART I. FINANCIAL INFORMATION
In this report, the terms the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” and “our” refer to Apollo Investment Corporation unless the context specifically states otherwise.
Item 1. Financial Statements
APOLLO INVESTMENT CORPORATION STATEMENTS OF ASSETS AND LIABILITIES (In thousands, except share and per share data)

	December 31, 2019	March 31, 2019
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost — $2,285,650 and $1,654,322, respectively)	$2,256,200	$1,627,406
Non-controlled/affiliated investments (cost — $133,246 and $67,072, respectively)	93,732	49,681
Controlled investments (cost — $656,560 and $736,717, respectively)	617,265	731,045
Cash and cash equivalents	36,310	36,280
Foreign currencies (cost — $5,839 and $4,963, respectively)	5,916	4,909
Receivable for investments sold	5,686	336
Interest receivable	18,936	24,280
Dividends receivable	4,702	3,748
Deferred financing costs	16,797	19,776
Prepaid expenses and other assets	4,480	336
Total Assets	$3,060,024	$2,497,797

Liabilities
Debt	$1,785,637	$1,128,686
Payable for investments purchased	800	677
Distributions payable	29,946	31,040
Management and performance-based incentive fees payable	10,414	8,880
Interest payable	8,138	5,818
Accrued administrative services expense	2,576	2,983
Other liabilities and accrued expenses	6,631	7,086
Total Liabilities	$1,844,142	$1,185,170
Commitments and contingencies (Note 10)
Net Assets	$1,215,882	$1,312,627

Net Assets
Common stock, $0.001 par value (130,000,000 and 400,000,000 shares authorized; 66,545,741 and 68,876,986 shares issued and outstanding, respectively)	$66	$69
Capital in excess of par value	2,118,652	2,155,836
Accumulated under-distributed (over-distributed) earnings	(902,836)	(843,278)
Net Assets	$1,215,882	$1,312,627

Net Asset Value Per Share	$18.27	$19.06

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Investment Income
Non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$49,809	$39,494	$148,303	$123,523
Dividend income	264	2	331	2
PIK interest income	1,224	643	6,662	2,709
Other income	1,193	3,748	4,315	6,961
Non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	161	—	161	—
Dividend income	322	298	954	904
PIK interest income	515	—	515	—
Other income	—	—	—	—
Controlled investments:
Interest income (excluding PIK interest income)	11,449	15,061	36,358	44,627
Dividend income	2,651	3,300	5,102	10,550
PIK interest income	894	1,495	2,615	4,390
Other income	—	—	—	—
Total Investment Income	$68,482	$64,041	$205,316	$193,666
Expenses
Management fees	$10,342	$8,720	$30,071	$26,851
Performance-based incentive fees	71	7,409	1,983	21,190
Interest and other debt expenses	18,200	14,217	54,445	42,697
Administrative services expense	1,542	1,657	4,810	5,152
Other general and administrative expenses	2,205	2,564	7,814	8,621
Total expenses	32,360	34,567	99,123	104,511
Management and performance-based incentive fees waived	—	(1,852)	—	(5,542)
Expense reimbursements	(98)	(161)	(295)	(500)
Net Expenses	$32,262	$32,554	$98,828	$98,469
Net Investment Income	$36,220	$31,487	$106,488	$95,197
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$(537)	$(12,421)	$(6,245)	$(22,140)
Non-controlled/affiliated investments	(1,820)	—	(731)	2,007
Controlled investments	—	—	—	—
Option contracts	—	(6,475)	—	(29,995)
Foreign currency transactions	6,200	(55)	5,014	(80)
Extinguishment of debt	—	—	(4,375)	—
Net realized gains (losses)	3,843	(18,951)	(6,337)	(50,208)
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	8,972	2,235	(2,534)	(8,603)
Non-controlled/affiliated investments	(21,371)	(7,124)	(22,123)	(11,084)
Controlled investments	(10,858)	(18,883)	(33,623)	(8,911)
Option contracts	—	8,787	—	19,146
Foreign currency translations	(16,520)	1,271	(10,688)	4,564
Net change in unrealized gains (losses)	(39,777)	(13,714)	(68,968)	(4,888)
Net Realized and Change in Unrealized Gains (Losses)	$(35,934)	$(32,665)	$(75,305)	$(55,096)
Net Increase (Decrease) in Net Assets Resulting from Operations	$286	$(1,178)	$31,183	$40,101
Earnings Per Share — Basic	$0.00	$(0.02)	$0.46	$0.56

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF CHANGES IN NET ASSETS (Unaudited) (In thousands, except share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Operations
Net investment income	$36,220	$31,487	$106,488	$95,197
Net realized gains (losses)	3,843	(18,951)	(6,337)	(50,208)
Net change in unrealized gains (losses)	(39,777)	(13,714)	(68,968)	(4,888)
Net Increase (Decrease) in Net Assets Resulting from Operations	$286	$(1,178)	$31,183	$40,101

Distributions to Stockholders
Distribution of net investment income	$(29,946)	$(31,302)	$(90,741)	$(95,533)
Distribution of return of capital	—	—	—	—
Net Increase (Decrease) in Net Assets Resulting from Distributions to Stockholders	$(29,946)	$(31,302)	$(90,741)	$(95,533)

Capital Share Transactions
Repurchase of common stock	(7,850)	(22,067)	(37,187)	(46,049)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$(7,850)	$(22,067)	$(37,187)	$(46,049)

Net Assets
Net decrease in net assets during the period	$(37,510)	$(54,547)	$(96,745)	$(101,481)
Net assets at beginning of period	1,253,392	1,371,152	1,312,627	1,418,086
Net Assets at End of Period	$1,215,882	$1,316,605	$1,215,882	$1,316,605

Capital Share Activity
Shares repurchased during the period	(501,611)	(1,497,861)	(2,331,245)	(2,916,228)
Shares issued and outstanding at beginning of period	67,047,352	70,685,665	68,876,986	72,104,032
Shares Issued and Outstanding at End of Period	66,545,741	69,187,804	66,545,741	69,187,804

See notes to financial statements.

APOLLO INVESTMENT CORPORATION STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Nine Months Ended December 31,
	2019	2018
Operating Activities
Net increase (decrease) in net assets resulting from operations	$31,183	$40,101
Net realized (gains) losses	6,337	50,208
Net change in unrealized (gains) losses	68,968	4,888
Net amortization of premiums and accretion of discounts on investments	(6,815)	(4,597)
Accretion of discount on notes	447	447
Amortization of deferred financing costs	3,775	3,723
Increase in gains/(losses) from foreign currency transactions	5,014	(80)
PIK interest and dividends capitalized	(18,971)	(5,584)
Changes in operating assets and liabilities:
Purchases of investments	(1,441,914)	(1,061,858)
Proceeds from sales and repayments of investments	838,152	931,520
Purchases of option contracts	—	—
Proceeds from option contracts	—	—
Net settlement of option contracts	—	(9,002)
Decrease (increase) in interest receivable	5,423	1,579
Decrease (increase) in dividends receivable	(954)	(904)
Decrease (increase) in prepaid expenses and other assets	(4,144)	(550)
Increase (decrease) in management and performance-based incentive fees payable	1,534	(2,309)
Increase (decrease) in interest payable	2,320	4,198
Increase (decrease) in accrued administrative services expense	(407)	505
Increase (decrease) in other liabilities and accrued expenses	(455)	1,464
Net Cash Used in/Provided by Operating Activities	$(510,507)	$(46,251)
Financing Activities
Issuances of debt	$1,226,965	$759,963
Payments of debt	(586,086)	(551,657)
Financing costs paid and deferred	(444)	(9,758)
Repurchase of common stock	(37,187)	(46,049)
Distributions paid	(91,835)	(96,678)
Net Cash Used in/Provided by Financing Activities	$511,413	$55,821

Cash, Cash Equivalents, Foreign Currencies and Collateral on Option Contracts
Net increase (decrease) in cash, cash equivalents, foreign currencies and collateral on option contracts during the period	$906	$9,570
Effect of foreign exchange rate changes on cash and cash equivalents	131	18
Cash, cash equivalents, foreign currencies and collateral on option contracts at beginning of period	41,189	20,349
Cash, Cash Equivalents, Foreign Currencies and Collateral on Option Contracts at the End of Period	$42,226	$29,937

Supplemental Disclosure of Cash Flow Information
Cash interest paid	$47,956	$34,323

Non-Cash Activity
PIK income	$9,792	$7,099

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (26)	Fair Value (1)(27)
Advertising, Printing & Publishing
Learfield Communications
A-L Parent LLC	Second Lien Secured Debt	9.05% (1M L+725, 1.00% Floor)	12/02/24	$5,536	$5,502	$4,913
Simplifi Holdings, Inc.
Simplifi Holdings, Inc.	First Lien Secured Debt	7.55% (1M L+575, 1.00% Floor)	08/02/25	36,491	35,866	35,761	(9)
	First Lien Secured Debt	7.44% (1M L+575, 1.00% Floor)	08/04/25	2,436	2,390	2,353	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/02/25	2,400	(51)	(48)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	08/02/25	6,091	(60)	(87)	(8)(9)(21)(23)
					38,145	37,979
Total Advertising, Printing & Publishing					$43,647	$42,892
Aerospace & Defense
Erickson Inc
Erickson Inc	First Lien Secured Debt - Revolver	9.60% (3M L+750, 1.00% Floor)	04/28/22	$30,801	$30,801	$30,262	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/28/22	7,526	(261)	(132)	(8)(9)(21)(23)
	First Lien Secured Debt - Letters of Credit	7.50%	01/31/20 - 10/01/20	6,673	—	(115)	(8)(9)(23)
					30,540	30,015
ILC Dover LP
ILC Dover LP	Second Lien Secured Debt	10.30% (1M L+850, 1.00% Floor)	06/28/24	7,800	7,678	7,761
PAE Holding Corporation
PAE Holding Corporation	Second Lien Secured Debt	11.35% (2M L+950, 1.00% Floor)	10/20/23	28,097	27,629	27,745	(10)
Total Aerospace & Defense					$65,847	$65,521
Automotive
Accelerate Parent Corp. (American Tire)
Accelerate Parent Corp.	Common Equity/Interests - Common Stock	N/A	N/A	1,664,046 Shares	$1,714	$—	(13)(19)
Arlington
Arlington Industries Group Limited	First Lien Secured Debt	5.75% (1M E+525, 0.50% Floor)	03/29/24	€3,297	3,693	3,604	(9)(17)
	First Lien Secured Debt	5.96% (1M GBPL+525, 0.50% Floor)	03/29/24	£7,841	9,986	10,116	(9)(17)
	First Lien Secured Debt - Unfunded Revolver	1.25% Unfunded	03/29/24	£2,700	(61)	(96)	(8)(9)(17)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	03/29/24	£1,300	(29)	(45)	(8)(9)(17)(21)(23)
					13,589	13,579
Crowne Automotive
Vari-Form Group, LLC	First Lien Secured Debt	L+11.00% (7.00% Cash plus 4.00% PIK)	02/02/23	$5,860	938	762	(9)(13)(14)
Vari-Form Inc.	First Lien Secured Debt	L+11.00% (7.00% Cash plus 4.00% PIK)	02/02/23	2,446	391	318	(9)(13)(14)
					1,329	1,080
K&N Parent, Inc.
K&N Parent, Inc.	Second Lien Secured Debt	10.55% (1M L+875, 1.00% Floor)	10/21/24	23,765	23,474	22,683

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (26)	Fair Value (1)(27)
Truck-Lite Co., LLC
Truck-Lite Co., LLC	First Lien Secured Debt	8.14% (3M L+625, 1.00% Floor)	12/14/26	77,647	75,720	75,720	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/13/24	7,993	(198)	(200)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	12/14/26	11,419	(283)	(285)	(8)(9)(21)(23)
TL Lighting Holdings, LLC	Common Equity/Interests - Equity	N/A	N/A	350 Shares	350	350	(9)(13)
					75,589	75,585
Total Automotive					$115,695	$112,927
Aviation and Consumer Transport
Merx Aviation Finance, LLC
Merx Aviation Finance, LLC (5)	First Lien Secured Debt - Revolver	12.00%	10/31/23	$305,300	$305,300	$305,300	(23)
	First Lien Secured Debt - Letter of Credit	2.25%	07/13/20	177	—	—	(23)
	Common Equity - Membership Interests	N/A	N/A	N/A	15,000	57,760
					320,300	363,060
Primeflight
PrimeFlight Aviation Services, Inc.	First Lien Secured Debt	7.24% (1M L+550, 1.00% Floor)	05/09/24	12,450	12,266	12,266	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	05/09/24	5,133	(98)	(103)	(8)(9)(21)(23)
					12,168	12,163
Total Aviation and Consumer Transport					$332,468	$375,223
Beverage, Food & Tobacco
Bolthouse Farms
Wm. Bolthouse Farms, Inc.	Common Equity/Interests - Common Stock	N/A	N/A	1,000,000 Shares	$1,000	$1,000	(13)
Eagle Foods
Eagle Foods Family Group, LLC	First Lien Secured Debt	8.43% (6M L+650, 1.00% Floor)	06/14/24	$24,562	24,357	23,826	(9)
	First Lien Secured Debt	8.44% (3M L+650, 1.00% Floor)	06/14/24	63	62	61	(9)
	First Lien Secured Debt - Revolver	8.70% (6M L+650, 1.00% Floor)	06/14/23	333	333	323	(9)(23)
	First Lien Secured Debt - Revolver	8.71% (6M L+650, 1.00% Floor)	06/14/23	83	83	81	(9)(23)
	First Lien Secured Debt - Revolver	8.72% (6M L+650, 1.00% Floor)	06/14/23	250	250	243	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/14/23	3,083	(29)	(93)	(8)(9)(21)(23)
					25,056	24,441
Florida Food Products, Inc.
Florida Food Products, Inc.	First Lien Secured Debt	8.55% (1M L+675, 1.00% Floor)	09/08/25	22,997	22,529	22,767	(9)
Florida Food Products, LLC	First Lien Secured Debt - Revolver	8.55% (1M L+675, 1.00% Floor)	09/06/23	1,473	1,473	1,458	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/06/23	240	(32)	(2)	(8)(9)(21)(23)
					23,970	24,223

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (26)	Fair Value (1)(27)
Orgain, Inc.
Butterfly Fighter Co-Invest, L.P.	Common Equity/Interests - Membership Interests	N/A	N/A	1,000,000 Shares	1,000	1,000	(13)
TNT Crust LLC
TNT Crust LLC	First Lien Secured Debt	7.05% (1M L+525, 1.00% Floor)	11/06/23	19,366	19,045	18,978	(9)
	First Lien Secured Debt - Revolver	7.05% (1M L+525, 1.00% Floor)	11/06/23	1,724	1,724	1,689	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/06/23	1,528	(54)	(31)	(8)(9)(21)(23)
	Common Equity/Interests - Series A Units	N/A	N/A	244 Shares	30	292	(9)(13)
					20,745	20,928
Turkey Hill
IC Holdings LLC	Common Equity/Interests - Series A Units	N/A	N/A	169 Shares	169	154	(9)(13)
THLP CO. LLC	First Lien Secured Debt	7.30% (1M L+550, 1.00% Floor)	05/30/25	19,562	19,208	19,366	(9)
	First Lien Secured Debt - Revolver	9.25% (P+450)	05/31/24	449	449	445	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	05/31/24	4,045	(79)	(40)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	05/30/25	5,618	(40)	(56)	(8)(9)(21)(23)
					19,707	19,869
Total Beverage, Food & Tobacco					$91,478	$91,461
Business Services
Access Information
Access CIG, LLC	Second Lien Secured Debt	9.44% (1M L+775)	02/27/26	$15,900	$15,785	$15,860	(10)
Aero Operating LLC
Aero Operating LLC	First Lien Secured Debt	8.94% (1M L+725, 1.00% Floor)	12/29/22	36,329	35,768	35,966	(9)
	First Lien Secured Debt - Revolver	11.00% (P+625)	12/29/22	2,920	2,920	2,890	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	1.00% Unfunded	12/29/22	669	(72)	(7)	(8)(9)(21)(23)
	First Lien Secured Debt - Letters of Credit	L+400	04/30/20 - 07/30/20	1,123	—	(11)	(8)(9)(23)
	First Lien Secured Debt - Letter of Credit	L+725	07/30/20	101	—	(1)	(8)(9)(23)
					38,616	38,837
Ambrosia Buyer Corp.
Ambrosia Buyer Corp.	Second Lien Secured Debt	9.80% (1M L+800, 1.00% Floor)	08/28/25	21,429	21,049	20,670
Claritas
Claritas, LLC	First Lien Secured Debt	7.94% (3M L+600, 1.00% Floor)	12/21/23	3,870	3,838	3,831	(9)
	First Lien Secured Debt - Revolver	7.79% (1M L+600, 1.00% Floor)	12/21/23	155	155	153	(9)(23)
	First Lien Secured Debt - Revolver	7.80% (1M L+600, 1.00% Floor)	12/21/23	258	258	255	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/21/23	619	(9)	(6)	(8)(9)(21)(23)
					4,242	4,233

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (26)	Fair Value (1)(27)
Continuum
Continuum Global Solutions, LLC	First Lien Secured Debt - Revolver	7.19% (1M L+550, 1.00% Floor)	02/15/22	8,726	8,726	8,552	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	02/15/22	2,043	(153)	(41)	(8)(9)(21)(23)
	Preferred Equity - Preferred Equity	N/A	N/A	620 Shares	62	62	(9)(13)
					8,635	8,573
CT Technologies Intermediate Holdings, Inc
CT Technologies Intermediate Holdings, Inc	Second Lien Secured Debt	10.80% (1M L+900, 1.00% Floor)	12/01/22	31,253	30,761	28,128	(9)
Education Personnel
Education Personnel	First Lien Secured Debt	5.54% (3M GBPL+475, 0.50% Floor)	08/31/24	£4,076	5,184	5,354	(9)(17)
	First Lien Secured Debt - Revolver	5.54% (3M GBPL+475, 0.50% Floor)	08/31/24	£1,471	1,870	1,932	(9)(17)(23)
					7,054	7,286
Electro Rent Corporation
Electro Rent Corporation	Second Lien Secured Debt	10.92% (3M L+900, 1.00% Floor)	01/31/25	34,235	33,515	33,551	(9)
Elo Touch
TGG TS Acquisition Company	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/14/23	1,750	—	(44)	(8)(21)(23)
Ensemble Health
EHL Merger Sub, LLC	First Lien Secured Debt - Unfunded Revolver	0.25% Unfunded	10/01/24	4,155	(349)	(374)	(8)(21)(23)
Jacent
Jacent Strategic Merchandising	First Lien Secured Debt	7.67% (3M L+575, 1.00% Floor)	04/23/24	22,636	22,343	22,229	(9)
	First Lien Secured Debt - Revolver	7.55% (1M L+575, 1.00% Floor)	04/23/24	117	117	115	(9)(23)
	First Lien Secured Debt - Revolver	7.67% (3M L+575, 1.00% Floor)	04/23/24	1,167	1,167	1,146	(9)(23)
	First Lien Secured Debt - Revolver	7.69% (3M L+575, 1.00% Floor)	04/23/24	1,050	1,050	1,031	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/23/24	1,167	(45)	(21)	(8)(9)(21)(23)
	Common Equity/Interests - Common Stock	N/A	N/A	5,000 Shares	500	491	(9)(13)
					25,132	24,991
Jones & Frank
JF Acquisition, LLC	First Lien Secured Debt	7.43% (3M L+550, 1.00% Floor)	07/31/24	8,139	7,989	7,981	(9)
	First Lien Secured Debt	7.46% (3M L+550, 1.00% Floor)	07/31/24	5,272	5,174	5,168	(9)
	First Lien Secured Debt - Revolver	9.25% (P+450)	07/31/24	439	439	431	(9)(23)
	First Lien Secured Debt - Revolver	7.43% (3M L+550, 1.00% Floor)	07/31/24	188	188	185	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	07/31/24	941	(29)	(19)	(8)(9)(21)(23)
					13,761	13,746
MAKS
Trident Bidco Limited	First Lien Secured Debt	8.05% (1M L+625, 1.00% Floor)	11/08/25	35,000	33,976	33,976	(9)(17)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (26)	Fair Value (1)(27)
McLarens
Margaux Acquisition Inc.	First Lien Secured Debt	7.60% (3M L+550, 1.00% Floor)	12/19/24	17,482	17,192	17,281	(9)
	First Lien Secured Debt	8.10% (3M L+600, 1.00% Floor)	12/19/24	1,366	1,366	1,350	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/19/24	1,601	(27)	(17)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	12/19/24	4,461	(97)	(52)	(8)(9)(21)(23)
Margaux UK Finance Limited	First Lien Secured Debt	6.50% (3M GBPL+550, 1.00% Floor)	12/19/24	£5,911	7,345	7,739	(9)(17)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/19/24	£541	(11)	(8)	(8)(9)(17)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	12/19/24	£1,353	(28)	(21)	(8)(9)(17)(21)(23)
					25,740	26,272
Ministry Brands, LLC
Ministry Brands, LLC	Second Lien Secured Debt	11.08% (2M L+925, 1.00% Floor)	06/02/23	10,000	9,919	9,943
Newscycle Solutions, Inc.
Newscycle Solutions, Inc.	First Lien Secured Debt	8.80% (1M L+700, 1.00% Floor)	12/29/22	14,843	14,615	14,695	(9)
	First Lien Secured Debt	8.69% (1M L+700, 1.00% Floor)	12/29/22	1,147	1,136	1,136	(9)
	First Lien Secured Debt - Revolver	10.75% (P+600)	12/29/22	40	40	40	(9)(23)
	First Lien Secured Debt - Revolver	8.80% (1M L+700, 1.00% Floor)	12/29/22	400	400	396	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/29/22	60	(7)	(1)	(8)(9)(21)(23)
					16,184	16,266
PSI Services, LLC
Lifelong Learner Holdings, LLC	First Lien Secured Debt	7.49% (1M L+575, 1.00% Floor)	10/19/26	28,657	28,100	28,098	(9)
	First Lien Secured Debt	7.54% (1M L+575, 1.00% Floor)	10/19/26	1,578	1,563	1,547	(9)
	First Lien Secured Debt	7.66% (3M L+575, 1.00% Floor)	10/19/26	2,713	2,686	2,660	(9)
	First Lien Secured Debt - Revolver	7.69% (3M L+575, 1.00% Floor)	10/20/25	299	299	293	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	10/20/25	2,687	(58)	(52)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	10/19/26	4,067	(79)	(80)	(8)(9)(21)(23)
					32,511	32,466
RA Outdoors, LLC (Active Outdoors)
RA Outdoors, LLC	First Lien Secured Debt	6.55% (1M L+475, 1.00% Floor)	09/11/24	6,627	6,537	6,494	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/09/22	1,200	(13)	(12)	(8)(9)(21)(23)
	Second Lien Secured Debt	10.55% (1M L+875, 1.00% Floor)	09/11/25	31,950	31,380	30,992	(9)
					37,904	37,474
Soliant
Soliant Holdings, LLC	First Lien Secured Debt	7.30% (1M L+550, 1.00% Floor)	12/31/26	18,064	17,703	17,702	(9)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (26)	Fair Value (1)(27)
	First Lien Secured Debt - Revolver	7.30% (1M L+550, 1.00% Floor)	12/31/24	581	581	569	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/31/24	1,355	(39)	(27)	(8)(9)(21)(23)
Soliant Health, Inc.	Common Equity/Interests - Membership Interests	N/A	N/A	300 Shares	300	300	(9)(13)
					18,545	18,544
STG-Fairway Acquisitions, Inc.
STG-Fairway Acquisitions, Inc.	Second Lien Secured Debt	11.05% (1M L+925, 1.00% Floor)	06/30/23	15,000	14,835	14,850
Transplace Holdings, Inc.
Transplace Holdings, Inc.	Second Lien Secured Debt	10.55% (1M L+875, 1.00% Floor)	10/06/25	8,599	8,443	8,169	(10)
US Legal Support
US Legal Support Investment Holdings, LLC	Common Equity/Interests - Series A-1 Units	N/A	N/A	631,972 Shares	632	692	(9)(13)
USLS Acquisition, Inc.	First Lien Secured Debt	7.69% (3M L+575, 1.00% Floor)	12/02/24	24,560	24,152	24,135	(9)
	First Lien Secured Debt - Revolver	7.69% (3M L+575)	12/02/24	536	536	526	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/02/24	986	(26)	(17)	(8)(9)(21)(23)
	First Lien Secured Debt - Letters of Credit	5.75%	06/06/20 - 12/21/20	86	—	(1)	(8)(9)(23)
					25,294	25,335
Vertafore
Vertafore, Inc.	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/30/23	14,576	(1,207)	(1,676)	(8)(21)(23)
	First Lien Secured Debt - Letter of Credit	3.25%	01/17/20	424	—	(49)	(8)(23)
					(1,207)	(1,725)
Total Business Services					$420,345	$417,027
Chemicals, Plastics & Rubber
Carbonfree Chemicals
Carbonfree Caustic SPE LLC (4)	First Lien Secured Debt	5.00%	12/31/24	$13,111	$13,111	$13,111
Carbonfree Chemicals Holdings LLC (4)	Common Equity/Interests	N/A	N/A	1,381 Shares	30,011	14,982	(13)
Carbonfree Chemicals SA LLC (4)	Common Equity/Interests - Class B Units	N/A	N/A	175 Shares	14,266	10,163	(13)
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC) (4)	First Lien Secured Debt	5.22% PIK	12/31/24	16,900	16,900	16,900
					74,288	55,156
Niacet Corporation
Hare Bidco, Inc.	Second Lien Secured Debt	9.75% (1M E+875)	08/01/24	€13,574	14,496	15,085
Westfall Technik, Inc.
Westfall Technik, Inc.	First Lien Secured Debt	7.67% (3M L+575, 1.00% Floor)	09/13/24	673	666	666	(9)
	First Lien Secured Debt	7.69% (3M L+575, 1.00% Floor)	09/13/24	15,306	15,058	15,153	(9)
	First Lien Secured Debt - Revolver	7.40% (3M L+550, 1.00% Floor)	09/13/24	135	135	133	(9)(23)
	First Lien Secured Debt - Revolver	9.50% (P+475)	09/13/24	1,615	1,615	1,599	(9)(23)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (26)	Fair Value (1)(27)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/13/24	269	(32)	(3)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	09/13/24	12,829	(119)	(128)	(8)(9)(21)(23)
					17,323	17,420
Total Chemicals, Plastics & Rubber					$106,107	$87,661
Construction & Building
Englert
Gutter Buyer, Inc.	First Lien Secured Debt	8.05% (1M L+625, 1.00% Floor)	03/06/25	$26,983	$26,524	$26,451	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/06/24	2,727	(57)	(53)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	03/06/25	2,045	(44)	(40)	(8)(9)(21)(23)
Gutter Holdings, LP	Common Equity/Interests - Common Stock	N/A	N/A	500 Shares	500	663	(9)
Total Construction & Building					$26,923	$27,021
Consumer Goods – Durable
Dan Dee
Project Comfort Buyer, Inc.	First Lien Secured Debt	9.19% (6M L+700, 1.00% Floor)	02/03/25	$23,324	$22,729	$22,624	(9)
	First Lien Secured Debt - Revolver	9.20% (6M L+700, 1.00% Floor)	02/01/24	692	692	672	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	02/01/24	2,769	(85)	(83)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	02/03/25	2,308	(29)	(69)	(8)(9)(21)(23)
	Preferred Equity - Preferred Equity	N/A	N/A	461,538 Shares	462	402	(9)(13)
					23,769	23,546
Hayward Industries, Inc.
Hayward Industries, Inc.	Second Lien Secured Debt	10.05% (1M L+825)	08/04/25	21,919	21,682	21,531
KDC
KDC US Holdings	First Lien Secured Debt - Unfunded Revolver	0.25% Unfunded	12/21/23	5,912	—	(450)	(8)(21)(23)
	First Lien Secured Debt - Letters of Credit	3.25%	03/08/20 - 12/31/20	108	—	(8)	(8)(23)
					—	(458)
KLO Holdings, LLC
9357-5991 Quebec Inc.	First Lien Secured Debt	11.82% (3M L+775 Cash plus 2.00% PIK)	04/07/22	9,290	8,653	2,523	(13)(14)
KLO Acquisition LLC	First Lien Secured Debt	11.82% (3M L+775 Cash plus 2.00% PIK)	04/07/22	5,677	5,300	1,542	(13)(14)
					13,953	4,065
Sorenson Holdings, LLC
Sorenson Holdings, LLC	Common Equity/Interests - Membership Interests	N/A	N/A	587 Shares	—	470	(10)(13)
Total Consumer Goods – Durable					$59,404	$49,154
Consumer Goods – Non-durable
3D Protein
Protein For Pets Opco, LLC	First Lien Secured Debt	6.80% (1M L+500, 1.00% Floor)	11/28/25	$12,749	$12,517	$12,494	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	05/31/24	2,219	(51)	(44)	(8)(9)(21)(23)
					12,466	12,450
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)		Cost (26)	Fair Value (1)(27)
Authentic Brands Group, LLC
ABG Intermediate Holdings 2, LLC	Second Lien Secured Debt	9.55% (1M L+775, 1.00% Floor)	09/29/25		7,230	7,207	7,238	(10)
Beauty Industry Group (BIG)
BIG Buyer, LLC	First Lien Secured Debt	8.30% (1M L+650, 1.00% Floor)	11/20/23		22,424	21,912	22,200	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/20/23		1,806	(42)	(18)	(8)(9)(21)(23)
						21,870	22,182
DMC
Lion Cashmere Midco Limited	First Lien Secured Debt	7.83% (6M L+575, 1.00% Floor)	03/21/25		13,053	12,854	12,715	(9)(17)
	First Lien Secured Debt - Revolver	5.25% (6M E+525)	03/21/24		€249	282	273	(9)(17)(23)
	First Lien Secured Debt - Revolver	6.05% (6M L+525, 1.00% Floor)	03/21/24		£36	44	46	(9)(17)(23)
	First Lien Secured Debt - Unfunded Revolver	1.84% Unfunded	03/21/24		€901	(20)	(24)	(8)(9)(17)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	2.01% Unfunded	03/21/25		€2,372	(41)	(73)	(8)(9)(17)(21)(23)
						13,119	12,937
Sequential Brands Group, Inc.
Sequential Brands Group, Inc.	Second Lien Secured Debt	10.55% (1M L+875)	02/07/24		12,965	12,876	12,841	(17)
Total Consumer Goods – Non-durable						$67,538	$67,648
Consumer Services
1A Smart Start LLC
1A Smart Start LLC	Second Lien Secured Debt	10.05% (1M L+825, 1.00% Floor)	08/22/22		$25,100	$24,815	$24,708
Clarus Commerce
Marlin DTC-LS Midco 2, LLC	First Lien Secured Debt	7.80% (1M L+600, 1.00% Floor)	07/01/25		9,268	9,120	9,164
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	07/01/25		685	(11)	(8)	(8)(21)(23)
						9,109	9,156
First Heritage
First Heritage Credit, LLC	First Lien Secured Debt	6.44% (1M L+475)	04/02/22		16,500	16,376	16,360	(9)
	First Lien Secured Debt - Revolver	7.19% (1M L+550)	04/02/22		2,613	2,613	2,593	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/02/22		1,137	(28)	(9)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	04/02/22		9,750	(73)	(83)	(8)(9)(21)(23)
						18,888	18,861
Only About Children
Nemo (BC) Bidco Pty Ltd	First Lien Secured Debt	6.75% (1M BBSW+575, 1.00% Floor)	04/06/24	A$	6,768	4,919	4,662	(17)
	First Lien Secured Debt - Unfunded Delayed Draw	2.59% Unfunded	04/06/24	A$	232	(8)	(3)	(8)(17)(21)(23)
						4,911	4,659
Paper Source
Paper Source, Inc.	First Lien Secured Debt	8.93% (3M L+700, 1.00% Floor)	05/22/24		11,769	11,562	11,416	(9)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (26)	Fair Value (1)(27)
	First Lien Secured Debt - Revolver	8.89% (3M L+700, 1.00% Floor)	05/22/24	1,110	1,110	1,076	(9)(23)
	First Lien Secured Debt - Revolver	8.94% (3M L+700, 1.00% Floor)	05/22/24	247	247	239	(9)(23)
	First Lien Secured Debt - Revolver	8.98% (3M L+700, 1.00% Floor)	05/22/24	1,479	1,479	1,435	(9)(23)
	First Lien Secured Debt - Revolver	8.99% (3M L+700, 1.00% Floor)	05/22/24	205	205	199	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	05/22/24	41	(54)	(1)	(8)(9)(21)(23)
					14,549	14,364
Pinstripe Holdings, LLC
Pinstripe Holdings, LLC	First Lien Secured Debt	7.80% (1M L+600, 1.00% Floor)	01/17/25	6,948	6,830	6,843
The Club Company
Eldrickco Limited	First Lien Secured Debt	6.29% (3M GBPL+550, 0.50% Floor)	11/21/25	8,965	11,245	11,527	(9)(17)
	First Lien Secured Debt	6.30% (3M GBPL+550, 0.50% Floor)	11/21/25	603	793	787	(9)(17)
	First Lien Secured Debt - Unfunded Revolver	1.75% Unfunded	05/21/25	345	(13)	(13)	(8)(9)(17)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.93% Unfunded	11/21/25	5,086	(108)	(101)	(8)(9)(17)(21)(23)
					11,917	12,200
Tidewater Consumer Receivables, LLC
Tidewater Consumer Receivables, LLC	First Lien Secured Debt	7.44% (1M L+575)	12/28/23	11,333	11,243	11,220	(9)(17)
	First Lien Secured Debt - Revolver	7.44% (1M L+575)	12/28/23	790	790	782	(9)(17)(23)
	First Lien Secured Debt - Unfunded Revolver	0.00% Unfunded	12/28/23	1,543	(9)	(15)	(8)(9)(17)(21)(23)
					12,024	11,987
US Auto
U.S. Auto Finance, Inc.	First Lien Secured Debt	6.66% (3M L+475)	04/17/22	20,000	19,941	19,836	(9)
	First Lien Secured Debt	6.71% (1M L+475)	04/17/22	1,000	1,000	993	(9)
	First Lien Secured Debt - Revolver	7.41% (3M L+550)	04/17/22	17,261	17,261	17,120	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/17/22	2,739	(80)	(22)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	2.00% Unfunded	12/31/20	2,000	(36)	(22)	(8)(9)(21)(23)
					38,086	37,905
Total Consumer Services					$141,129	$140,683
Containers, Packaging & Glass
TricorBraun Holdings, Inc.
TricorBraun Holdings, Inc.	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/30/21	$5,625	$(194)	$—	(21)(23)
Total Containers, Packaging & Glass					$(194)	$—
Diversified Investment Vehicles, Banking, Finance, Real Estate
Alera Group Holdings
Alera Group Intermediate Holdings	First Lien Secured Debt	6.30% (1M L+450)	08/01/25	$2,972	$2,910	$2,972	(10)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (26)	Fair Value (1)(27)
Celink
Compu-Link Corporation	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/11/24	2,273	(45)	(51)	(8)(9)(21)(23)
Peer Advisors, LLC	First Lien Secured Debt	7.30% (1M L+550, 1.00% Floor)	06/11/24	22,159	21,715	21,660	(9)
					21,670	21,609
Exeter Property Group, LLC
Exeter Property Group, LLC	First Lien Secured Debt	6.19% (1M L+450)	08/28/24	4,784	4,723	4,743	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/28/24	192	(2)	(2)	(8)(9)(21)(23)
					4,721	4,741
Flock Financial, LLC
Flock SPV I, LLC	First Lien Secured Debt	8.19% (1M L+650)	08/30/22	13,067	13,013	12,933	(9)(17)
	First Lien Secured Debt - Revolver	8.19% (1M L+650)	08/30/22	1,200	1,200	1,189	(9)(17)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/30/22	133	(9)	(1)	(8)(9)(17)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	08/30/22	5,600	(71)	(57)	(8)(9)(17)(21)(23)
					14,133	14,064
Golden Bear
Golden Bear 2016-R, LLC (4)	Structured Products and Other - Membership Interests		09/20/42	N/A	16,729	11,820	(3)(17)
Mayfield Agency Borrower Inc.
Mayfield Agency Borrower Inc.	Second Lien Secured Debt	10.30% (1M L+850)	03/02/26	5,000	4,942	5,047	(10)
Purchasing Power, LLC
Purchasing Power Funding I, LLC	First Lien Secured Debt - Revolver	6.50% (1M L+650)	01/24/22	3,547	3,547	3,548	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	01/24/22	5,565	—	—	(9)(21)(23)
					3,547	3,548
Taupo River II, LLC
Taupo River II, LLC	First Lien Secured Debt	7.35% (3M L+525, 1.00% Floor)	06/08/20	14,000	13,984	13,983	(9)(17)
Ten-X, LLC
Ten-X, LLC	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/29/22	4,680	(231)	(254)	(8)(21)(23)
Total Diversified Investment Vehicles, Banking, Finance, Real Estate					$82,405	$77,530
Education
NFA Group
SSCP Spring Bidco Limited	First Lien Secured Debt	7.06% (6M L+625, 0.50% Floor)	07/30/25	£27,818	33,231	35,931	(9)(17)
	First Lien Secured Debt - Unfunded Delayed Draw	1.88% Unfunded	07/30/25	£2,182	(31)	(72)	(8)(9)(17)(21)(23)
Total Education					$33,200	$35,859
Energy – Electricity
AMP Solar Group, Inc.
AMP Solar Group, Inc. (4)	Common Equity/Interests - Class A Common Unit	N/A	N/A	243,646 Shares	$10,000	$8,138	(13)(17)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (26)	Fair Value (1)(27)
Renew Financial LLC
AIC SPV Holdings II, LLC (4)	Preferred Equity - Preferred Stock	N/A	N/A	534,375 Shares	534	576	(17)(15)
Renew Financial LLC (f/k/a Renewable Funding, LLC) (4)	Preferred Equity - Series B Preferred Stock	N/A	N/A	1,505,868 Shares	8,343	8,936	(13)
	Preferred Equity - Series D Preferred Stock	N/A	N/A	436,689 Shares	5,568	5,034	(13)
Renew JV LLC (4)	Common Equity/Interests - Membership Interests	N/A	N/A	962,270 Shares	962	1,062	(13)(17)
					15,407	15,608
Solarplicity Group
Solarplicity UK Holdings Limited	First Lien Secured Debt	4.00%	03/08/23	£5,562	7,637	6,773	(17)
	Preferred Equity - Preferred Stock	N/A	N/A	4,286 Shares	5,861	710	(2)(13)(17)
	Common Equity/Interests - Ordinary Shares	N/A	N/A	2,825 Shares	4	—	(2)(13)(17)
					13,502	7,483
Total Energy – Electricity					$38,909	$31,229
Energy – Oil & Gas
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.) (5)	First Lien Secured Debt	8.00% Cash (10.00% PIK Toggle)	03/29/20	$1,000	1,000	1,000
	Second Lien Secured Debt	10.00% PIK Toggle (8.00% Cash)	03/29/21	36,318	36,318	26,378
	Common Equity/Interests - Common Stock	N/A	N/A	5,000,000 Shares	30,078	—	(13)
					67,396	27,378
Pelican
Pelican Energy, LLC (4)	Common Equity/Interests - Membership Interests	N/A	N/A	1,444 Shares	16,822	3,010	(13)(16)(17)
Spotted Hawk
SHD Oil & Gas, LLC (5)	First Lien Secured Debt - Tranche C Note	12.00%	07/31/20	24,000	24,000	24,720
	First Lien Secured Debt - Tranche A Note	4.00%	07/31/20	45,457	45,457	46,821
	First Lien Secured Debt - Tranche B Note	3.00% PIK	07/31/20	83,848	44,380	15,562	(13)(14)
	Common Equity/Interests - Series A Units	N/A	N/A	7,600,000 Shares	1,411	—	(13)(16)
					115,248	87,103
Total Energy – Oil & Gas					$199,466	$117,491
Environmental Industries
Ortega National Parks
Ortega National Parks, LLC	First Lien Secured Debt	7.18% (3M L+525, 1.00% Floor)	10/31/25	$11,257	$11,038	$11,038	(9)
	First Lien Secured Debt - Revolver	9.00% (P+425)	10/31/25	273	273	268	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	10/31/25	1,776	(40)	(36)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	10/31/25	6,694	(65)	(134)	(8)(9)(21)(23)
Total Environmental Industries					$11,206	$11,136

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)		Cost (26)	Fair Value (1)(27)
Food & Grocery
Bumble Bee Foods S.À R.L.
Bumble Bee Holdings, Inc.	First Lien Secured Debt	15.75% (P+900 Cash plus 2.00% PIK)	08/15/23		$16,405	$16,199	$15,420
	First Lien Secured Debt	12.29% (1M L+1050, 1.00% Floor)	05/26/20		2,462	2,407	2,388	(9)
Connors Bros Clover Leaf Seafoods Company	First Lien Secured Debt	15.75% (P+900 Cash plus 2.00% PIK)	08/15/23		4,648	4,590	4,369
Total Food & Grocery						$23,196	$22,177
Healthcare & Pharmaceuticals
Altasciences, Inc.
9360-1367 Quebec Inc.	First Lien Secured Debt	8.49% (3M L+625, 1.00% Floor)	06/09/23	C$	2,363	$1,737	$1,754	(9)(17)
	First Lien Secured Debt	8.16% (3M L+625, 1.00% Floor)	06/09/23		$2,848	2,811	2,741	(9)(17)
Altasciences US Acquistion, Inc.	First Lien Secured Debt	8.16% (3M L+625, 1.00% Floor)	06/09/23		5,097	5,031	4,906	(9)
	First Lien Secured Debt	8.19% (3M L+625, 1.00% Floor)	06/09/23		915	895	881	(9)
	First Lien Secured Debt - Revolver	8.15% (3M L+625, 1.00% Floor)	06/09/23		392	392	377	(9)(23)
	First Lien Secured Debt - Revolver	8.21% (3M L+625, 1.00% Floor)	06/09/23		570	570	549	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.25% Unfunded	06/09/23		463	(18)	(17)	(8)(9)(11)(21)(23)
						11,418	11,191
American Veterinary Group
AVG Intermediate Holdings LLC	First Lien Secured Debt	9.80% (1M L+800, 1.00% Floor)	02/08/24		10,675	10,551	10,386	(9)
	First Lien Secured Debt	9.72% (1M L+800, 1.00% Floor)	02/08/24		1,083	1,083	1,054	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	02/08/24		1,466	(120)	(40)	(8)(9)(21)(23)
						11,514	11,400
AmeriVet
Amerivet Partners Management, Inc.	First Lien Secured Debt	8.55% (1M L+675, 1.00% Floor)	06/05/24		26,292	25,780	25,756	(9)
	First Lien Secured Debt - Revolver	9.50% (P+475)	06/05/24		524	524	513	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/05/24		282	(15)	(6)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	06/05/24		7,843	(101)	(160)	(8)(9)(21)(23)
						26,188	26,103
Analogic
Analogic Corporation	First Lien Secured Debt	7.80% (1M L+600, 1.00% Floor)	06/22/24		26,701	26,203	26,434	(9)
	First Lien Secured Debt - Revolver	7.80% (1M L+600, 1.00% Floor)	06/22/23		261	261	258	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/22/23		2,348	(45)	(23)	(8)(9)(21)(23)
						26,419	26,669
Aptevo Therapeutics Inc.
Aptevo Therapeutics Inc.	First Lien Secured Debt	9.29% (1M L+760, 0.50% Floor)	02/01/23		8,571	8,795	8,546	(9)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (26)	Fair Value (1)(27)
BioClinica Holding I, LP
BioClinica Holding I, LP	Second Lien Secured Debt	10.06% (1M L+825, 1.00% Floor)	10/21/24	24,612	24,290	23,012	(10)
CARE Fertility
Royton Bidco Limited	First Lien Secured Debt	6.54% (3M L+575, 0.50% Floor)	05/09/25	£15,588	19,769	20,052	(9)(17)
	First Lien Secured Debt - Unfunded Delayed Draw	2.01% Unfunded	05/09/25	£4,412	(77)	(169)	(8)(9)(17)(21)(23)
					19,692	19,883
Cerus
Cerus Corporation	First Lien Secured Debt	7.25% (1M L+545, 1.80% Floor)	03/01/24	12,000	11,949	12,097	(9)(17)
	First Lien Secured Debt - Revolver	5.55% (1M L+375, 1.80% Floor)	03/01/24	342	342	345	(9)(17)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/01/24	158	(1)	—	(9)(17)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	03/01/24	9,000	(38)	—	(9)(17)(21)(23)
					12,252	12,442
Dohmen Life Science Services
LSCS Holdings, Inc	Second Lien Secured Debt	10.31% (3M L+825)	03/16/26	19,818	19,458	19,719
Emmes Corporation
Emmes Blocker, Inc.	Common Equity/Interests - Common Stock	N/A	N/A	306 Shares	306	348	(9)(13)
The Emmes Company, LLC	First Lien Secured Debt	7.19% (1M L+550, 1.00% Floor)	03/03/25	12,153	11,996	11,910	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/03/25	2,449	(32)	(49)	(8)(9)(21)(23)
					12,270	12,209
Genesis Healthcare, Inc.
Genesis Healthcare, Inc.	First Lien Secured Debt	7.91% (1M L+600, 0.50% Floor)	03/06/23	25,000	24,761	24,792	(9)
	First Lien Secured Debt	12.91% (1M L+1100, 1.00% Floor)	03/06/23	9,130	9,130	9,015	(9)
	First Lien Secured Debt - Revolver	5.16% (1M L+325, 0.50% Floor)	02/02/20	10,828	10,828	10,734	(9)(23)
	First Lien Secured Debt - Revolver	7.91% (1M L+600, 0.50% Floor)	03/06/23	10,993	10,993	10,899	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/06/23	27,963	(372)	(241)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	02/02/20	11,085	(9)	(95)	(8)(9)(21)(23)
					55,331	55,104
Gossamer
GB001, Inc.	First Lien Secured Debt	8.15% (1M L+615, 2.00% Floor)	05/01/24	6,000	5,962	6,031	(9)(17)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	05/01/24	24,000	(208)	—	(9)(17)(21)(23)
					5,754	6,031
Health & Safety Institute
HSI Halo Acquisition, Inc.	First Lien Secured Debt	7.55% (1M L+575, 1.00% Floor)	08/31/26	23,384	23,162	23,150	(9)
	First Lien Secured Debt	7.54% (1M L+575, 1.00% Floor)	08/31/26	1,967	1,945	1,948	(9)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (26)	Fair Value (1)(27)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/30/25	2,459	(23)	(25)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	08/31/26	2,131	(39)	(21)	(8)(9)(21)(23)
	Common Equity/Interests - Common Stock	N/A	N/A	500 Shares	500	500	(9)(13)
					25,545	25,552
IMA Group
IMA Group Management Company, LLC	First Lien Secured Debt	7.56% (3M L+550, 1.00% Floor)	05/30/24	4,675	4,635	4,582
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	05/30/24	289	(3)	(6)	(8)(21)(23)
					4,632	4,576
KureSmart
Clearway Corporation (f/k/a NP/Clearway Holdings, Inc.)	Common Equity/Interests - Common Stock	N/A	N/A	133 Shares	133	133	(9)
Kure Pain Holdings, Inc.	First Lien Secured Debt	7.30% (1M L+550, 1.00% Floor)	08/27/24	22,158	21,848	21,825	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/27/24	2,654	(37)	(40)	(8)(9)(21)(23)
					21,944	21,918
Lanai Holdings III, Inc. (Patterson Medical)
Lanai Holdings III, Inc.	Second Lien Secured Debt	10.43% (3M L+850, 1.00% Floor)	08/28/23	17,391	17,120	15,217
Mannkind Corporation
Mannkind Corporation	First Lien Secured Debt	8.75% (1M L+675, 2.00% Floor)	08/01/24	13,867	13,803	13,797	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	08/01/24	12,133	(56)	(61)	(8)(9)(21)(23)
					13,747	13,736
Maxor National Pharmacy Services, LLC
Maxor National Pharmacy Services, LLC	First Lien Secured Debt	7.44% (3M L+550, 1.00% Floor)	11/22/23	24,540	24,145	24,133	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/22/22	1,558	(23)	(24)	(8)(9)(21)(23)
					24,122	24,109
Medical Guardian
Medical Guardian, LLC	First Lien Secured Debt	10.30% (1M L+850, 1.00% Floor)	12/31/24	34,286	33,601	33,600	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/31/24	5,714	(114)	(114)	(8)(9)(21)(23)
					33,487	33,486
Orchard
Orchard Therapeutics plc	First Lien Secured Debt	7.69% (1M L+600, 1.00% Floor)	05/24/24	8,333	8,297	8,306	(9)(17)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	05/24/24	16,667	(73)	(55)	(8)(9)(17)(21)(23)
					8,224	8,251
Ovation Fertility
FPG Services, LLC	First Lien Secured Debt	7.44% (3M L+550, 1.00% Floor)	06/13/25	12,568	12,340	12,341	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/13/24	2,105	(37)	(42)	(8)(9)(21)(23)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (26)	Fair Value (1)(27)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	06/13/25	5,263	(48)	(53)	(8)(9)(21)(23)
					12,255	12,246
Partner Therapeutics, Inc
Partner Therapeutics, Inc	First Lien Secured Debt	8.34% (1M L+665, 1.00% Floor)	01/01/23	10,000	9,887	9,945	(9)
	Preferred Equity - Preferred Equity	N/A	N/A	55,556 Shares	333	333	(9)(13)
	Common Equity/Interests - Warrants	N/A	N/A	33,333 Shares	135	95	(9)(13)
					10,355	10,373
PHS
PHS Buyer, Inc.	First Lien Secured Debt	7.19% (3M L+525, 1.00% Floor)	01/31/25	12,902	12,656	12,644	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	01/31/25	2,000	(38)	(40)	(8)(9)(21)(23)
					12,618	12,604
ProPharma
ProPharma Group Intermediate, LLC	First Lien Secured Debt	7.55% (1M L+575, 0.50% Floor)	07/12/23	€6,373	7,210	7,082
	First Lien Secured Debt	7.55% (1M L+575, 0.50% Floor)	07/12/23	£1,859	2,419	2,438
	First Lien Secured Debt	7.55% (1M L+575, 0.50% Floor)	07/12/23	10,978	10,893	10,869
	First Lien Secured Debt	7.55% (1M L+575, 0.50% Floor)	01/13/20	£2,371	3,110	3,110
	First Lien Secured Debt	7.55% (1M L+575, 0.50% Floor)	01/13/20	409	408	405
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	07/12/23	1,032	(8)	(10)	(8)(21)(23)
					24,032	23,894
PTC Therapeutics, Inc
PTC Therapeutics, Inc	First Lien Secured Debt	7.84% (1M L+615, 1.00% Floor)	05/01/21	8,972	8,957	9,062	(9)(17)
RHA Health Services
Pace Health Companies, LLC	First Lien Secured Debt	6.44% (3M L+450, 1.00% Floor)	08/02/24	499	490	489	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/02/24	433	(9)	(9)	(8)(9)(21)(23)
	First Lien Secured Debt - Letter of Credit	4.50%	12/10/20	68	—	(1)	(8)(9)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	08/02/24	4,000	(37)	(80)	(8)(9)(21)(23)
					444	399
Rigel Pharmaceuticals
Rigel Pharmaceuticals, Inc.	First Lien Secured Debt	7.34% (1M L+565, 1.50% Floor)	09/01/24	3,000	2,997	2,993	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	09/01/24	3,000	—	—	(9)(21)(23)
					2,997	2,993
RiteDose Holdings I, Inc.
RiteDose Holdings I, Inc.	First Lien Secured Debt	8.60% (3M L+650, 1.00% Floor)	09/13/23	14,700	14,404	14,393	(9)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (26)	Fair Value (1)(27)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/13/22	2,000	(35)	(51)	(8)(9)(21)(23)
					14,369	14,342
Teladoc, Inc.
Teladoc, Inc.	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	07/14/20	1,306	(12)	(52)	(8)(17)(21)(23)
	First Lien Secured Debt - Letters of Credit	7.25%	01/13/20 - 05/11/20	360	—	(14)	(8)(17)(23)
					(12)	(66)
Wright Medical Group, Inc.
Wright Medical Group, Inc.	First Lien Secured Debt	9.54% (1M L+785, 1.00% Floor)	12/23/21	6,667	6,594	6,733	(9)(17)
	First Lien Secured Debt - Revolver	5.94% (1M L+425, 0.75% Floor)	12/23/21	7,666	7,666	7,724	(9)(17)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/23/21	50,667	(256)	—	(9)(17)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	12/23/21	11,667	(73)	—	(9)(17)(21)(23)
					13,931	14,457
Total Healthcare & Pharmaceuticals					$482,147	$479,457
High Tech Industries
Acronis AG
Acronis AG	First Lien Secured Debt	7.59% (1M L+585, 1.50% Floor)	12/18/24	$21,000	$20,896	$20,896	(9)(17)
American Megatrends
AMI US Holdings Inc.	First Lien Secured Debt	7.19% (1M L+550, 1.00% Floor)	04/01/25	21,927	21,543	21,708	(9)
	First Lien Secured Debt - Revolver	7.19% (1M L+550)	04/01/24	581	581	572	(9)(23)
	First Lien Secured Debt - Revolver	7.30% (1M L+550)	04/01/24	698	698	686	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/01/24	1,628	(49)	(28)	(8)(9)(21)(23)
					22,773	22,938
Calero Holdings, Inc.
Telesoft Holdings, LLC	First Lien Secured Debt	7.69% (3M L+575, 1.00% Floor)	12/16/25	22,727	22,219	22,219
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/16/25	2,273	(51)	(51)	(8)(21)(23)
					22,168	22,168
ChargePoint
ChargePoint, Inc.	First Lien Secured Debt	8.24% (1M L+655, 1.25% Floor)	06/01/23	10,500	10,427	10,478	(9)
ChyronHego Corporation
ChyronHego Corporation	First Lien Secured Debt	7.43% (P+468)	03/09/20	3,725	3,725	3,725
	First Lien Secured Debt	7.43% (P+468)	03/09/20	34,579	34,550	32,158	(18)
					38,275	35,883
Digital Reasoning
Digital Reasoning Systems, Inc.	First Lien Secured Debt	8.25% (1M L+625, 2.00% Floor)	08/01/24	3,750	3,717	3,701	(9)
	Common Equity/Interests - Warrants	N/A	N/A	48,596 Shares	—	53	(9)(13)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	08/01/24	1,250	(12)	(13)	(8)(9)(21)(23)
					3,705	3,741
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (26)	Fair Value (1)(27)
FiscalNote
FiscalNote, Inc.	First Lien Secured Debt	9.80% (1M L+800, 1.00% Floor)	08/21/23	28,125	27,561	27,352	(9)
	First Lien Secured Debt - Revolver	9.80% (1M L+800, 1.00% Floor)	08/21/23	3,825	3,825	3,720	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/21/23	2,550	(85)	(70)	(8)(9)(21)(23)
	Preferred Equity - Series F Preferred Stock	N/A	N/A	259,565 Shares	1,500	1,500	(9)(13)
					32,801	32,502
GoHealth
Norvax, LLC	First Lien Secured Debt	8.41% (3M L+650, 1.00% Floor)	09/15/25	31,739	30,985	30,945	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/13/24	3,182	(75)	(80)	(8)(9)(21)(23)
					30,910	30,865
International Cruise & Excursion Gallery, Inc.
International Cruise & Excursion Gallery, Inc.	First Lien Secured Debt	7.05% (1M L+525, 1.00% Floor)	06/06/25	14,775	14,544	14,701
LabVantage Solutions
LabVantage Solutions Inc.	First Lien Secured Debt	9.30% (1M L+750, 1.00% Floor)	12/29/20	10,699	10,629	10,699
LabVantage Solutions Limited	First Lien Secured Debt	8.50% (1M E+750, 1.00% Floor)	12/29/20	€10,857	11,611	12,187	(17)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/29/20	€3,435	(17)	—	(17)(21)(23)
					22,223	22,886
Magnitude Software
New Amsterdam Software BidCo LLC	First Lien Secured Debt	6.80% (1M L+500, 1.00% Floor)	05/01/26	6,882	6,757	6,744	(9)
	First Lien Secured Debt	5.00% (3M E+500, 1.00% Floor)	05/01/26	€743	818	818	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	05/01/26	2,250	(20)	(45)	(8)(9)(21)(23)
					7,555	7,517
MYCOM
Magnate Holding Corp.	First Lien Secured Debt	7.94% (3M L+600, 1.00% Floor)	12/16/24	16,628	16,422	16,244	(9)(17)
	First Lien Secured Debt - Revolver	6.92% (3M L+500, 1.00% Floor)	12/14/23	666	666	652	(9)(17)(23)
	First Lien Secured Debt - Revolver	6.94% (3M L+500, 1.00% Floor)	12/14/23	1,025	1,025	1,003	(9)(17)(23)
	First Lien Secured Debt - Revolver	6.95% (3M L+500, 1.00% Floor)	12/14/23	999	999	978	(9)(17)(23)
	First Lien Secured Debt - Unfunded Revolver	1.75% Unfunded	12/14/23	500	(39)	(11)	(8)(9)(17)(21)(23)
	First Lien Secured Debt - Letter of Credit	5.00%	04/22/20	140	—	(3)	(8)(9)(17)(23)
					19,073	18,863
Omnitracs, LLC
Omnitracs, LLC	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/23/23	3,750	(218)	(338)	(8)(21)(23)
Sirsi Corporation
Sirsi Corporation	First Lien Secured Debt	6.49% (1M L+475, 1.00% Floor)	03/15/24	6,939	6,851	6,835	(9)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (26)	Fair Value (1)(27)
	First Lien Secured Debt - Revolver	6.49% (1M L+475, 1.00% Floor)	03/15/24	43	43	42	(9)(23)
	First Lien Secured Debt - Revolver	6.54% (1M L+475, 1.00% Floor)	03/15/24	43	43	42	(9)(23)
	First Lien Secured Debt - Revolver	8.50% (P+375, 1.00% Floor)	03/15/24	86	86	84	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/15/24	257	(5)	(4)	(8)(9)(21)(23)
					7,018	6,999
Springbrook
Springbrook Holding Company, LLC	First Lien Secured Debt	7.54% (3M L+575, 1.00% Floor)	12/23/26	439	435	435
	First Lien Secured Debt	7.68% (3M L+575, 1.00% Floor)	12/23/26	9,439	9,274	9,274
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/23/26	1,463	(26)	(26)	(8)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	12/23/26	3,659	(36)	(64)	(8)(21)(23)
					9,647	9,619
Telestream Holdings Corporation
Telestream Holdings Corporation	First Lien Secured Debt	7.61% (2M L +645, 1.00% Floor)	03/24/22	38,185	37,967	37,421	(18)
ZPower, LLC
ZPower, LLC	First Lien Secured Debt	8.00% (1M L+600, 2.00% Floor)	07/01/22	7,149	7,269	7,114	(9)
	Common Equity/ Interests - Warrants	N/A	N/A	29,630 Shares	48	—	(9)(13)
					7,317	7,114
Total High Tech Industries					$307,081	$304,253
Hotel, Gaming, Leisure, Restaurants
Garden Fresh
GFRC Holdings LLC	First Lien Secured Debt	9.91% (1M L+800 Cash (L+800 PIK Toggle), 1.50% Floor)	02/01/22	$2,500	$2,500	$2,500
Total Hotel, Gaming, Leisure, Restaurants					$2,500	$2,500
Insurance
PGM Holdings Corporation
Turbo Buyer, Inc.	First Lien Secured Debt	7.69% (1M L+600, 1.00% Floor)	12/02/25	$11,972	$11,677	$11,677	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/02/25	923	(23)	(23)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	12/02/25	2,105	(26)	(26)	(8)(9)(21)(23)
					11,628	11,628
PIB Group
Ivy Finco Limited	First Lien Secured Debt	5.70% (1M L+500)	06/07/25	£12,131	15,087	15,670	(9)(17)
	First Lien Secured Debt - Unfunded Delayed Draw	1.50% Unfunded	06/07/25	£5,369	(137)	(177)	(8)(9)(17)(21)(23)
					14,950	15,493
Relation Insurance
AQ Sunshine, Inc.	First Lien Secured Debt	7.42% (6M L+550, 1.00% Floor)	04/15/25	17,051	$16,804	$16,736	(9)
	First Lien Secured Debt - Revolver	7.42% (6M L+550, 1.00% Floor)	04/15/24	588	588	578	(9)(23)
	First Lien Secured Debt - Revolver	7.46% (3M L+550, 1.00% Floor)	04/15/24	471	471	462	(9)(23)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (26)	Fair Value (1)(27)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/15/24	79	(20)	(2)	(8)(9)(21)(23)
	First Lien Secured Debt - Letter of Credit	5.50%	04/30/20	38	—	—	(9)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	04/15/25	1,694	(83)	(87)	(8)(9)(21)(23)
					17,760	17,687
Risk Strategies
RSC Acquisition , Inc.	First Lien Secured Debt	7.40% (3M L+550, 1.00% Floor)	11/02/26	2,012	1,973	1,992	(17)
	First Lien Secured Debt	7.39% (3M L+550, 1.00% Floor)	11/02/26	146	146	146	(17)
	First Lien Secured Debt	7.41% (3M L+550, 1.00% Floor)	11/02/26	19,756	19,370	19,558	(17)
	First Lien Secured Debt	7.44% (3M L+550, 1.00% Floor)	11/02/26	1,317	1,317	1,317	(17)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/02/26	906	(18)	(18)	(8)(17)(21)(23)
	First Lien Secured Debt - Letter of Credit	5.50%	01/08/20	9	—	—	(17)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	11/02/26	5,854	(143)	(59)	(8)(17)(21)(23)
					22,645	22,936
Total Insurance					$66,983	$67,744
Manufacturing, Capital Equipment
AVAD, LLC
AVAD Canada Ltd.	First Lien Secured Debt - Revolver	5.69% (1M L+400, 1.00% Floor)	10/02/23	$652	$652	$642	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	10/02/23	681	(15)	(11)	(8)(9)(21)(23)
AVAD, LLC	First Lien Secured Debt	9.44% (1M L+775, 1.00% Floor)	10/02/23	8,889	8,752	8,708	(9)
	First Lien Secured Debt - Revolver	5.69% (1M L+400, 1.00% Floor)	10/02/23	15,931	15,931	15,671	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	10/02/23	2,736	(235)	(45)	(8)(9)(21)(23)
					25,085	24,965
Kauffman
Kauffman Holdco, LLC	Common Equity/Interests - Common Stock	N/A	N/A	250,000 Shares	250	262	(9)(13)
Kauffman Intermediate, LLC	First Lien Secured Debt	7.69% (3M L+575, 1.00% Floor)	05/08/25	16,883	16,581	16,687	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	05/08/25	2,409	(46)	(24)	(8)(9)(21)(23)
	First Lien Secured Debt - Letter of Credit	5.75%	05/08/25	155	—	(2)	(8)(9)(23)
					16,785	16,923
MedPlast Holdings Inc.
MedPlast Holdings Inc.	Second Lien Secured Debt	9.69% (3M L+775)	07/02/26	8,000	7,935	7,565	(10)
Total Manufacturing, Capital Equipment					$49,805	$49,453
Media – Diversified & Production
New Wave Entertainment
NW Entertainment, Inc.	First Lien Secured Debt	8.80% (1M L+700, 1.00% Floor)	08/16/24	$23,700	$23,261	$23,226	(9)
	First Lien Secured Debt - Revolver	8.80% (1M L+700, 1.00% Floor)	08/16/24	2,100	2,100	2,058	(9)(23)

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (26)	Fair Value (1)(27)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/16/24	900	(55)	(18)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	08/16/24	3,000	(55)	(60)	(8)(9)(21)(23)
					25,251	25,206
Nitro World Entertainment
NWE OPCO LP	First Lien Secured Debt	8.50% (1M L+650, 2.00% Floor)	12/19/22	5,000	4,975	4,975	(9)
SESAC Holdco II LLC
SESAC Holdco II LLC	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	02/23/22	587	(23)	(6)	(8)(10)(21)(23)
Sonar Entertainment
Sonar Entertainment, Inc.	First Lien Secured Debt	9.29% (1M L+760, 1.25% Floor)	11/15/21	8,360	8,269	8,214	(9)
	First Lien Secured Debt - Revolver	9.29% (1M L+760, 1.25% Floor)	11/15/21	4,981	4,981	4,894	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/15/21	17,850	(249)	(312)	(8)(9)(21)(23)
					13,001	12,796
Total Media – Diversified & Production					$43,204	$42,971
Metals & Mining
Magnetation, LLC
Magnetation, LLC	First Lien Secured Debt	9.91% (6M L+800 Cash (PIK Toggle))	03/31/20	$1,213	$581	$—	(13)(14)
Total Metals & Mining					$581	$—
Retail
IPS
SI Holdings, Inc.	First Lien Secured Debt	7.94% (3M L+600, 1.00% Floor)	07/25/25	$31,721	$31,119	$31,086	(9)
	First Lien Secured Debt - Revolver	7.94% (3M L+600, 1.00% Floor)	07/25/24	853	853	836	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	07/25/24	2,560	(62)	(51)	(8)(9)(21)(23)
					31,910	31,871
Rapid Displays
Rapid Displays Acquisition Corporation	First Lien Secured Debt	6.80% (1M L+500, 1.00% Floor)	07/01/25	508	499	498	(9)
	First Lien Secured Debt	7.19% (6M L+500, 1.00% Floor)	07/01/25	10,385	10,194	10,177	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	07/01/25	2,308	(42)	(46)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	07/01/25	1,731	(16)	(17)	(8)(9)(21)(23)
					10,635	10,612
Total Retail					$42,545	$42,483
Telecommunications
IPC Corporation
IPC Corporation	First Lien Secured Debt	6.93% (3M L+500, 1.00% Floor)	08/06/21	$10,000	$9,951	$8,957	(9)
IPC Information Systems UK Holdings Limited	First Lien Secured Debt	8.39% (3M L+650, 1.50% Floor)	08/06/21	562	539	534	(9)
	First Lien Secured Debt	8.40% (3M L+650, 1.50% Floor)	08/06/21	843	809	801	(9)
					11,299	10,292

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (26)	Fair Value (1)(27)
Securus Technologies Holdings, Inc.
Securus Technologies Holdings, Inc.	Second Lien Secured Debt	10.05% (1M L+825, 1.00% Floor)	11/01/25	12,878	12,784	11,590
Total Telecommunications					$24,083	$21,882
Transportation – Cargo, Distribution
Dynamic Product Tankers (Prime), LLC
Dynamic Product Tankers, LLC (5)	First Lien Secured Debt	9.10% (3M L+700)	06/30/23	$42,000	$41,860	$42,000	(17)
	First Lien Secured Debt - Letters of Credit	2.25%	09/20/20 - 03/31/21	6,050	—	—	(17)(23)
	Common Equity - Class A Units	N/A	N/A	N/A	49,806	36,497	(17)(24)
					91,666	78,497
Heniff and Superior
Heniff Holdco, LLC	First Lien Secured Debt	7.45% (1M L+575, 1.00% Floor)	12/03/26	31,075	30,460	30,459	(9)
	First Lien Secured Debt - Revolver	7.45% (1M L+575, 1.00% Floor)	12/03/24	327	327	321	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/03/24	3,598	(77)	(72)	(8)(9)(21)(23)
					30,710	30,708
MSEA Tankers LLC
MSEA Tankers LLC (5)	Common Equity - Class A Units	N/A	N/A	N/A	$61,950	$61,227	(17)(25)
Total Transportation – Cargo, Distribution					$184,326	$170,432
Wholesale
Banner Solutions
Banner Buyer, LLC	First Lien Secured Debt	7.55% (1M L+575, 1.00% Floor)	10/31/25	$12,581	$12,367	$12,367	(9)
	First Lien Secured Debt - Revolver	7.55% (1M L+575, 1.00% Floor)	10/31/25	645	645	634	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	10/31/25	1,290	(33)	(23)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.75% Unfunded	10/31/25	5,484	(47)	(96)	(8)(9)(21)(23)
Banner Parent Holdings, Inc	Common Equity/Interests - Common Stock	N/A	N/A	5,000 Shares	500	500	(9)(13)
Total Wholesale					$13,432	$13,382
Total Investments before Cash Equivalents					$3,075,456	$2,967,197
J.P. Morgan U.S. Government Money Market Fund	N/A	N/A	N/A	$36,310	$36,310	$36,310	(22)
Total Investments after Cash Equivalents					$3,111,766	$3,003,507	(6)(7)
____________________

(1)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (See Note 2 to the financial statements).

(2)	Preferred and ordinary shares in Solarplicity UK Holdings Limited are GBP denominated equity investments.

(3)
Denotes investments in which the Company owns greater than 25% of the equity, where the governing documents of each entity preclude the Company from exercising a controlling influence over the management or policies of such entity. The Company does not have the right to elect or appoint more than 25% of the directors or another party has the right to elect or appoint more directors than the Company and has the right to appoint certain members of senior management. Therefore, the Company has determined that these entities are not controlled affiliates. As of December 31, 2019, we had a 100% equity ownership interest in Golden Bear 2016-R, LLC.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2019
(In thousands, except share data)

(4)
Denotes investments in which we are an “Affiliated Person,” as defined in the 1940 Act, due to holding the power to vote or owning 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of March 31, 2019 and December 31, 2019 along with transactions during the nine months ended December 31, 2019 in these affiliated investments are as follows:

Name of Issuer	Fair Value at March 31, 2019	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at December 31, 2019	Net Realized Gains (Losses)	Interest/Dividend/Other Income
AIC SPV Holdings II, LLC, Preferred Stock	$440	$—	$—	$136	$576	$—	$69
AMP Solar Group, Inc., Class A Common Unit	6,236	—	—	1,902	8,138	—	—
Carbonfree Caustic SPE LLC, Term Loan, 5.00%, 12/31/24	—	13,111	—	—	13,111	—	350
Carbonfree Chemicals SA LLC, Class B Units	—	14,267	—	(4,104)	10,163	—	—
Carbonfree Chemicals Holdings LLC, Common Equity / Interest	—	30,011	—	(15,029)	14,982	—	—
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC), Term Loan, 5.215% PIK, 12/31/24	—	16,900	—	—	16,900	—	148
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC), Unamortized Fee, 9/18/19	—	—	—	—	—	—	21
Golden Bear 2016-R, LLC, Membership Interests	12,936	83	—	(1,199)	11,820	—	885
Pelican Energy, LLC, Membership Interests	5,320	—	(1,553)	(757)	3,010	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series B Preferred Stock	14,573	—	—	(5,637)	8,936	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series D Preferred Stock	5,890	—	—	(856)	5,034	—	—
Renew JV LLC, Membership Interests	2,296	4,215	(5,049)	(400)	1,062	2,800	—
SquareTwo Financial Corp. (CA Holdings, Collect America, Ltd.)	—	—	—	—	—	1,209	—
Solarplicity Group Limited, First Lien Term Loan	1,990	—	(5,811)	3,821	—	(4,740)	—
	$49,681	$78,587	$(12,413)	$(22,123)	$93,732	$(731)	$1,473
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

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2019
(In thousands, except share data)

(5)
Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Fair value as of March 31, 2019 and December 31, 2019 along with transactions during the nine months ended December 31, 2019 in these controlled investments are as follows:

Name of Issuer	Fair Value at March 31, 2019	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Losses	Fair Value at December 31, 2019	Net Realized Losses	Interest/Dividend/Other Income
Dynamic Product Tankers, LLC, Class A Units	$36,879	$—	$—	$(382)	$36,497	$—	$—
Dynamic Product Tankers, LLC, Term Loan	42,000	30	—	(30)	42,000	—	2,998
Dynamic Product Tankers, LLC, Letters of Credit	—	—	—	—	—	—	—
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Term Loan	33,705	2,613	—	(9,940)	26,378	—	2,614
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Term Loan	9,000	—	(8,000)	—	1,000	—	409
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Common Stock	3,346	—	—	(3,346)	—	—	—
Merx Aviation Finance, LLC, Membership Interests	54,281	—	—	3,479	57,760	—	2,500
Merx Aviation Finance, LLC, Revolver	371,200	13,100	(79,000)	—	305,300	—	29,547
MSEA Tankers LLC, Class A Units	73,369	—	(12,500)	358	61,227	—	2,602
SHD Oil & Gas, LLC, Series A Units	—	—	—	—	—	—	—
SHD Oil & Gas, LLC, Tranche A Note	46,821	—	—	—	46,821	—	1,400
SHD Oil & Gas, LLC, Tranche B Note	39,432	—	—	(23,870)	15,562	—	—
SHD Oil & Gas, LLC, Tranche C Note	21,012	3,600	—	108	24,720	—	2,005
SHD Oil & Gas, LLC, Unfunded Tranche C Note	—	—	—	—	—	—	—
	$731,045	$19,343	$(99,500)	$(33,623)	$617,265	$—	$44,075
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

As of December 31, 2019, the Company had a 85%, 47%, 100%, 98% and 38% equity ownership interest in Dynamic Product Tankers, LLC; Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.); Merx Aviation Finance, LLC; MSEA Tankers, LLC; and SHD Oil & Gas, LLC (f/k/a Spotted Hawk Development LLC), respectively.

(6)	Aggregate gross unrealized gain and loss for federal income tax purposes is $122,192 and $234,220, respectively. Net unrealized loss is $112,028 based on a tax cost of $3,115,536.

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
December 31, 2019
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

(17)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of December 31, 2019, non-qualifying assets represented approximately 17.04% of the total assets of the Company.

(18)	In addition to the interest earned based on the stated rate of this loan, the Company may be entitled to receive additional interest as a result of its arrangement with other lenders in a syndication.

(19)	The Company holds some warrants for this investment as part of the restructuring of the underlying portfolio company. The warrants have no cost and no fair value as of December 31, 2019.

(20)
Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread. The borrower has an option to choose the benchmark rate, such as the London Interbank Offered Rate (“LIBOR”), the Euro Interbank Offered Rate (“EURIBOR”), the federal funds rate or the prime rate. The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates (1M L, 2M L, 3M L or 6M L, respectively), EURIBOR loans are typically indexed to 90-day EURIBOR rates (3M E), Bank Bill Swap rates are typically index to 90-day Bank Bill Swap rates (3M BBSW), GBP LIBOR loans are typically indexed to 90-day GBP LIBOR rates (3M GBP L) and EUR LIBOR loans are typically indexed to 90-day EUR LIBOR rates (3M E L) at the borrower’s option. LIBOR and EURIBOR loans may be subject to interest floors. As of December 31, 2019, rates for 1M L, 2M L, 3M L, 6M L, 1M E, 3M E, 3M BBSW, 3M GBP L, 3M E L and Prime are 1.76%, 1.83%, 1.91%, 1.91%, (0.44%), (0.38%), 0.92%, 0.79%, (0.41%) and 4.75%, respectively.

(21)	The rates associated with these undrawn committed revolvers and delayed draw term loans represent rates for commitment and unused fees.

(22)	This security is included in the Cash and Cash Equivalents on the Statements of Assets and Liabilities.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2019
(In thousands, except share data)

(23)
As of December 31, 2019, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 10 to the financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Issuer	Total Commitment	Drawn Commitment	Letters of Credit	Undrawn Commitment
Aero Operating LLC	$4,813	$2,920	$1,224	$669
Altasciences US Acquistion, Inc.	1,425	962	—	463
Amerivet Partners Management, Inc.	8,649	524	—	8,125
AMI US Holdings Inc.	2,907	1,279	—	1,628
Analogic Corporation	2,609	261	—	2,348
AQ Sunshine, Inc.	2,870	1,059	38	1,773
Arlington Industries Group Limited*	5,299	—	—	5,299
AVAD Canada Ltd.	1,333	652	—	681
AVAD, LLC	18,667	15,931	—	2,736
AVG Intermediate Holdings LLC	1,466	—	—	1,466
Banner Buyer, LLC	7,419	645	—	6,774
BIG Buyer, LLC	1,806	—	—	1,806
Cerus Corporation	9,500	342	—	9,158
Claritas, LLC	1,032	413	—	619
Compu-Link Corporation	2,273	—	—	2,273
Continuum Global Solutions, LLC	10,769	8,726	—	2,043
Digital Reasoning Systems, Inc.	1,250	—	—	1,250
Dynamic Product Tankers, LLC	6,050	—	6,050	—
Eagle Foods Family Group, LLC	3,749	666	—	3,083
Education Personnel*	1,948	1,948	—	—
EHL Merger Sub, LLC	4,155	—	—	4,155
Eldrickco Limited*	7,195	—	—	7,195
Erickson Inc	45,000	30,801	6,673	7,526
Exeter Property Group, LLC	192	—	—	192
First Heritage Credit, LLC	13,500	2,613	—	10,887
FiscalNote, Inc.	6,375	3,825	—	2,550
Flock SPV I, LLC	6,933	1,200	—	5,733
Florida Food Products, LLC	1,713	1,473	—	240
FPG Services, LLC	7,368	—	—	7,368
GB001, Inc.	24,000	—	—	24,000
Gutter Buyer, Inc.	4,772	—	—	4,772
Genesis Healthcare, Inc.	60,869	21,821	—	39,048
Heniff Holdco, LLC	3,925	327	—	3,598
HSI Halo Acquisition, Inc.	4,590	—	—	4,590
IMA Group Management Company, LLC	289	—	—	289
Ivy Finco Limited*	7,113	—	—	7,113
Jacent Strategic Merchandising	3,501	2,334	—	1,167
JF Acquisition, LLC	1,568	627	—	941
Kauffman Intermediate, LLC	2,564	—	155	2,409
KDC US Holdings	6,020	—	108	5,912
Kure Pain Holdings, Inc.	2,654	—	—	2,654
LabVantage Solutions Limited*	3,856	—	—	3,856
Lifelong Learner Holdings, LLC	7,053	299	—	6,754
Lion Cashmere Midco Limited*	4,000	326	—	3,674
Magnate Holding Corp.	3,330	2,690	140	500
Mannkind Corporation	12,133	—	—	12,133
Margaux Acquisition Inc.	6,062	—	—	6,062
Margaux UK Finance Limited*	2,510	—	—	2,510
Marlin DTC-LS Midco 2, LLC	685	—	—	685

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2019
(In thousands, except share data)

Issuer	Total Commitment	Drawn Commitment	Letters of Credit	Undrawn Commitment
Maxor National Pharmacy Services, LLC	1,558	—	—	1,558
Medical Guardian, LLC	5,714	—	—	5,714
Merx Aviation Finance, LLC	305,477	305,300	177	—
Nemo (BC) Bidco Pty Ltd*	163	—	—	163
New Amsterdam Software BidCo LLC	2,250	—	—	2,250
Newscycle Solutions, Inc.	500	440	—	60
Norvax, LLC	3,182	—	—	3,182
NW Entertainment, Inc.	6,000	2,100	—	3,900
Omnitracs, LLC	3,750	—	—	3,750
Orchard Therapeutics plc	16,667	—	—	16,667
Ortega National Parks, LLC	8,743	273	—	8,470
Pace Health Companies, LLC	4,501	—	68	4,433
Paper Source, Inc.	3,082	3,041	—	41
PHS Buyer, Inc.	2,000	—	—	2,000
PrimeFlight Aviation Services, Inc.	5,133	—	—	5,133
Project Comfort Buyer, Inc.	5,769	692	—	5,077
ProPharma Group Intermediate, LLC	1,032	—	—	1,032
Protein For Pets Opco, LLC	2,219	—	—	2,219
Purchasing Power Funding I, LLC	9,112	3,547	—	5,565
RA Outdoors, LLC	1,200	—	—	1,200
Rapid Displays Acquisition Corporation	4,039	—	—	4,039
Rigel Pharmaceuticals, Inc.	3,000	—	—	3,000
RiteDose Holdings I, Inc.	2,000	—	—	2,000
Royton Bidco Limited*	5,844	—	—	5,844
RSC Acquisition , Inc.	6,769	—	9	6,760
SESAC Holdco II LLC	587	—	—	587
SI Holdings, Inc.	3,413	853	—	2,560
Simplifi Holdings, Inc.	8,491	—	—	8,491
Sirsi Corporation	429	172	—	257
Soliant Holdings, LLC	1,936	581	—	1,355
SONAR ENTERTAINMENT, INC.	22,831	4,981	—	17,850
Springbrook Holding Company, LLC	5,122	—	—	5,122
SSCP Spring Bidco Limited*	2,890	—	—	2,890
Teladoc, Inc.	1,666	—	360	1,306
Telesoft Holdings, LLC	2,273	—	—	2,273
Ten-X, LLC	4,680	—	—	4,680
TGG TS Acquisition Company	1,750	—	—	1,750
The Emmes Company, LLC	2,449	—	—	2,449
THLP CO. LLC	10,112	449	—	9,663
Tidewater Consumer Receivables, LLC	2,333	790	—	1,543
TNT Crust LLC	3,252	1,724	—	1,528
TricorBraun Holdings, Inc.	5,625	—	—	5,625
Truck-Lite Co., LLC	19,412	—	—	19,412
Turbo Buyer, Inc.	3,028	—	—	3,028
U.S. Auto Finance, Inc.	22,000	17,261	—	4,739
USLS Acquisition, Inc.	1,608	536	86	986
Vertafore, Inc.	15,000	—	424	14,576
Westfall Technik, Inc.	14,848	1,750	—	13,098
Wright Medical Group, Inc.	70,000	7,666	—	62,334
	$985,198	$456,820	$15,512	$512,866
____________________
* These investments are in a foreign currency and the total commitment has been converted to USD using the December 31, 2019 exchange rate.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2019
(In thousands, except share data)

(24)
As of December 31, 2019, Dynamic Product Tankers, LLC had various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-3 units which are identical except that Class A-1 unit is voting and Class A-3 unit is non-voting. The units entitle the Company to appoint three out of five managers to the board of managers.

(25)
As of December 31, 2019, MSEA Tankers, LLC had various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-2 units which are identical except that Class A-1 unit is voting and Class A-2 unit is non-voting. The units entitle the Company to appoint two out of three managers to the board of managers.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2019
(In thousands, except share data)

(26)	The following shows the composition of the Company’s portfolio at cost by control designation, investment type and industry as of December 31, 2019:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Non-Controlled/Non-Affiliated Investments
Advertising, Printing & Publishing	$38,145	$5,502	$—	$—	$—	$—	$—	$43,647
Aerospace & Defense	30,540	35,307	—	—	—	—	—	65,847
Automotive	90,157	23,474	—	—	—	2,064	—	115,695
Aviation and Consumer Transport	12,168	—	—	—	—	—	—	12,168
Beverage, Food & Tobacco	89,279	—	—	—	—	2,199	—	91,478
Business Services	253,164	165,687	—	—	62	1,432	—	420,345
Chemicals, Plastics & Rubber	17,323	14,496	—	—	—	—	—	31,819
Construction & Building	26,423	—	—	—	—	500	—	26,923
Consumer Goods – Durable	37,260	21,682	—	—	462	—	—	59,404
Consumer Goods – Non-durable	47,455	20,083	—	—	—	—	—	67,538
Consumer Services	116,314	24,815	—	—	—	—	—	141,129
Containers, Packaging & Glass	(194)	—	—	—	—	—	—	(194)
Diversified Investment Vehicles, Banking, Finance, Real Estate	60,734	4,942	—	—	—	—	—	65,676
Education	33,200	—	—	—	—	—	—	33,200
Energy – Electricity	7,637	—	—	—	5,861	4	—	13,502
Environmental Industries	11,206	—	—	—	—	—	—	11,206
Food & Grocery	23,196	—	—	—	—	—	—	23,196
Healthcare & Pharmaceuticals	419,872	60,868	—	—	333	939	135	482,147
High Tech Industries	305,533	—	—	—	1,500	—	48	307,081
Hotel, Gaming, Leisure, Restaurants	2,500	—	—	—	—	—	—	2,500
Insurance	66,983	—	—	—	—	—	—	66,983
Manufacturing, Capital Equipment	41,620	7,935	—	—	—	250	—	49,805
Media – Diversified & Production	43,204	—	—	—	—	—	—	43,204
Metals & Mining	581	—	—	—	—	—	—	581
Retail	42,545	—	—	—	—	—	—	42,545
Telecommunications	11,299	12,784	—	—	—	—	—	24,083
Transportation – Cargo, Distribution	30,710	—	—	—	—	—	—	30,710
Wholesale	12,932	—	—	—	—	500	—	13,432
Total Non-Controlled/ Non-Affiliated Investments	$1,871,786	$397,575	$—	$—	$8,218	$7,888	$183	$2,285,650
Non-Controlled/Affiliated Investments
Chemicals, Plastics & Rubber	$30,011	$—	$—	$—	$—	$44,277	$—	$74,288
Diversified Investment Vehicles, Banking, Finance, Real Estate	—	—	—	16,729	—	—	—	16,729
Energy – Electricity	—	—	—	—	14,445	10,962	—	25,407
Energy – Oil & Gas	—	—	—	—	—	16,822	—	16,822
Total Non-Controlled/Affiliated Investments	$30,011	$—	$—	$16,729	$14,445	$72,061	$—	$133,246
Controlled Investments
Aviation and Consumer Transport	$305,300	$—	$—	$—	$—	$15,000	$—	$320,300
Energy – Oil & Gas	114,837	36,318	—	—	—	31,489	—	182,644
Transportation – Cargo, Distribution	41,860	—	—	—	—	111,756	—	153,616
Total Controlled Investments	$461,997	$36,318	$—	$—	$—	$158,245	$—	$656,560
Total	$2,363,794	$433,893	$—	$16,729	$22,663	$238,194	$183	$3,075,456

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2019
(In thousands, except share data)

(27)	The following shows the composition of the Company’s portfolio at fair value by control designation, investment type and industry as of December 31, 2019:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Non-Controlled / Non-Affiliated Investments
Advertising, Printing & Publishing	$37,979	$4,913	$—	$—	$—	$—	$—	$42,892	3.5%
Aerospace & Defense	30,015	35,506	—	—	—	—	—	65,521	5.4%
Automotive	89,894	22,683	—	—	—	350	—	112,927	9.3%
Aviation and Consumer Transport	12,163	—	—	—	—	—	—	12,163	1.0%
Beverage, Food & Tobacco	89,015	—	—	—	—	2,446	—	91,461	7.5%
Business Services	253,319	162,163	—	—	62	1,483	—	417,027	34.3%
Chemicals, Plastics & Rubber	17,420	15,085	—	—	—	—	—	32,505	2.7%
Construction & Building	26,358	—	—	—	—	663	—	27,021	2.2%
Consumer Goods – Durable	26,751	21,531	—	—	402	470	—	49,154	4.0%
Consumer Goods – Non-durable	47,569	20,079	—	—	—	—	—	67,648	5.6%
Consumer Services	115,975	24,708	—	—	—	—	—	140,683	11.6%
Containers, Packaging & Glass	—	—	—	—	—	—	—	—	—%
Diversified Investment Vehicles, Banking, Finance, Real Estate	60,663	5,047	—	—	—	—	—	65,710	5.4%
Education	35,859	—	—	—	—	—	—	35,859	3.0%
Energy – Electricity	6,773	—	—	—	710	—	—	7,483	0.6%
Environmental Industries	11,136	—	—	—	—	—	—	11,136	0.9%
Food & Grocery	22,177	—	—	—	—	—	—	22,177	1.8%
Healthcare & Pharmaceuticals	420,100	57,948	—	—	333	981	95	479,457	39.5%
High Tech Industries	302,700	—	—	—	1,500	—	53	304,253	25.0%
Hotel, Gaming, Leisure, Restaurants	2,500	—	—	—	—	—	—	2,500	0.2%
Insurance	67,744	—	—	—	—	—	—	67,744	5.6%
Manufacturing, Capital Equipment	41,626	7,565	—	—	—	262	—	49,453	4.1%
Media – Diversified & Production	42,971	—	—	—	—	—	—	42,971	3.5%
Metals & Mining	—	—	—	—	—	—	—	—	—%
Retail	42,483	—	—	—	—	—	—	42,483	3.5%
Telecommunications	10,292	11,590	—	—	—	—	—	21,882	1.8%
Transportation – Cargo, Distribution	30,708	—	—	—	—	—	—	30,708	2.5%
Wholesale	12,882	—	—	—	—	500	—	13,382	1.1%
Total Non-Controlled / Non-Affiliated Investments	$1,857,072	$388,818	$—	$—	$3,007	$7,155	$148	$2,256,200	185.6%
% of Net Assets	152.7%	32.1%	—%	—%	0.2%	0.6%	0%	185.6%
Non-Controlled / Affiliated Investments
Chemicals, Plastics & Rubber	$30,011	$—	$—	$—	$—	$25,145	$—	$55,156	4.6%
Diversified Investment Vehicles, Banking, Finance, Real Estate	—	—	—	11,820	—	—	—	11,820	1.0%
Energy – Electricity	—	—	—	—	14,546	9,200	—	23,746	2.0%
Energy – Oil & Gas	—	—	—	—	—	3,010	—	3,010	0.2%
Total Non-Controlled / Affiliated Investments	$30,011	$—	$—	$11,820	$14,546	$37,355	$—	$93,732	7.8%
% of Net Assets	2.5%	—%	—%	1.0%	1.2%	3.1%	—%	7.8%
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2019
(In thousands, except share data)

Controlled Investments
Aviation and Consumer Transport	$305,300	$—	$—	$—	$—	$57,760	$—	$363,060	29.9%
Energy – Oil & Gas	88,103	26,378	—	—	—	—	—	114,481	9.4%
Transportation – Cargo, Distribution	42,000	—	—	—	—	97,724	—	139,724	11.5%
Total Controlled Investments	$435,403	$26,378	$—	$—	$—	$155,484	$—	$617,265	50.8%
% of Net Assets	35.8%	2.2%	—%	—%	—%	12.8%	—%	50.8%
Total	$2,322,486	$415,196	$—	$11,820	$17,553	$199,994	$148	$2,967,197	244.2%
% of Net Assets	191.0%	34.3%	—%	1.0%	1.4%	16.5%	0%	244.2%

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2019
(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of December 31, 2019
Healthcare & Pharmaceuticals	16.2%
Business Services	14.1%
Aviation and Consumer Transport	12.6%
High Tech Industries	10.3%
Transportation – Cargo, Distribution	5.7%
Consumer Services	4.7%
Energy – Oil & Gas	4.0%
Automotive	3.8%
Beverage, Food & Tobacco	3.1%
Chemicals, Plastics & Rubber	3.0%
Diversified Investment Vehicles, Banking, Finance, Real Estate	2.6%
Insurance	2.3%
Consumer Goods – Non-durable	2.3%
Aerospace & Defense	2.2%
Manufacturing, Capital Equipment	1.7%
Consumer Goods – Durable	1.7%
Media – Diversified & Production	1.4%
Advertising, Printing & Publishing	1.4%
Retail	1.4%
Education	1.2%
Energy – Electricity	1.1%
Construction & Building	0.9%
Food & Grocery	0.7%
Telecommunications	0.7%
Wholesale	0.4%
Environmental Industries	0.4%
Hotel, Gaming, Leisure, Restaurants	0.1%
Containers, Packaging & Glass	0.0%
Metals & Mining	0.0%
Total Investments	100.0%

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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share and per share data)

Note 1. Organization
Apollo Investment Corporation (the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” or “our”), a Maryland corporation incorporated on February 2, 2004, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We commenced operations on April 8, 2004 receiving net proceeds of $870,000 from our initial public offering by selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through December 31, 2019, we have raised approximately $2,210,067 in net proceeds from additional offerings of common stock and repurchased common stock for $208,119.
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
Under the 1940 Act, ASC 946, and the regulations pursuant to Article 6 of Regulation S-X, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit us. Consequently, as of December 31, 2019, the Company consolidated some special purposes entities. These special purposes entities only hold investments of the Company and have no other significant asset and liabilities. All significant intercompany transactions and balances have been eliminated in consolidation.
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
Cash and cash equivalents are carried at cost which approximates fair value. Cash equivalents held as of December 31, 2019 was $36,310. Cash equivalents held as of March 31, 2019 was $36,280.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

Investment Valuation Process
Under procedures established by our Board of Directors, we value investments, including certain secured debt, unsecured debt and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations (unless they are deemed not to represent fair value). We attempt to obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker, primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. If and when market quotations are unavailable or are deemed not to represent fair value, we typically utilize independent third party valuation firms to assist us in determining fair value. Accordingly, such investments go through our multi-step valuation process as described below. In each case, our independent third party valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations for such investments. Investments purchased within the quarter before the valuation date and debt investments with remaining maturities of 60 days or less may each be valued at cost with interest accrued or discount accreted/premium amortized to the date of maturity (although they are typically valued at available market quotations), unless such valuation, in the judgment of our Investment Adviser, does not represent fair value. In this case such investments shall be valued at fair value as determined in good faith by or under the direction of our Board of Directors including using market quotations where available. Investments that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of our Board of Directors. Such determination of fair values may involve subjective judgments and estimates.
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

6.
For Level 3 investments entered into within the current quarter, the cost (purchase price adjusted for accreted original issue discount/amortized premium) or any recent comparable trade activity on the security investment shall be considered to reasonably approximate the fair value of the investment, provided that no material change has since occurred in the issuer’s business, significant inputs or the relevant environment.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides an independent assessment of value. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. During the nine months ended December 31, 2019, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.
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
Federal and State Income Taxes
We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through December 31, 2019 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ending March 31, 2020. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.
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
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the financial statements. As of December 31, 2019, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2016 remain subject to examination by the Internal Revenue Service.
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
Recent Accounting Pronouncements
In August 2018, the FASB issued guidance which changes the fair value disclosure requirements. The new guidance includes new, eliminated and modified fair value disclosures. Among other requirements, the guidance requires disclosure of the range and weighted average of the significant unobservable inputs for Level 3 fair value  measurements and the way it is calculated. The guidance also eliminated the following disclosures: (i) amount and reason for transfers between Level 1 and Level 2, (ii) policy for timing of transfers between levels of the fair value hierarchy and (iii) valuation processes for Level 3 fair value measurement. The guidance is effective for all entities for interim and annual periods beginning after December 15, 2019. The Company has evaluated the impact of this guidance and determined that there is no material effect on the Company’s financial statements.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

Base Management Fee
Effective April 1, 2018, the base management fee is calculated initially at an annual rate of 1.50% (0.375% per quarter) of the lesser of (i) the average of the value of the Company’s gross assets, net of average of any payable for investments (excluding cash or cash equivalents but including other assets purchased with borrowed amounts) at the end of each of the two most recently completed calendar quarters and (ii) the average monthly value (measured as of the last day of each month) of the Company’s gross assets (excluding cash or cash equivalents but including other assets purchased with borrowed amounts) during the most recently completed calendar quarter; provided, however, in each case, the base management fee is calculated at an annual rate of 1.00% (0.250% per quarter) of the average of the value of the Company’s gross assets (excluding cash or cash equivalents but including other assets purchased with borrowed amounts) that exceeds the product of (A) 200% and (B) the value of the Company’s net asset value at the end of the prior calendar quarter. The base management fee is payable quarterly in arrears. The value of the Company’s gross assets shall be calculated in accordance with the Company's valuation policies.
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
For the three and nine months ended December 31, 2019 , the Company recognized $10,342 and $30,071 respectively, of management fees, and $71 and $1,983, respectively, of incentive fees before impact of waived fees. For the three and nine months ended December 31, 2018, the Company recognized $8,720 and $26,851 respectively, of management fees, and $7,409 and $21,190, respectively, of incentive fees before impact of waived fees. For the three and nine months ended December 31, 2019, no management fees and incentive fees were waived. For the three and nine months ended December 31, 2018, no management fees were waived and incentive fees waived were $1,852 and $5,542, respectively.
As of December 31, 2019 and March 31, 2019, management and performance-based incentive fees payable were $10,414 and $8,880, respectively.
For the three and nine months ended December 31, 2019 and 2018, there were no incentive fees on PIK income for which payments have been deferred. For the three and nine months ended December 31, 2019, the Company did not reverse any of the deferred incentive fee payable related to PIK income which was deemed to be no longer realizable. For the three and nine months ended December 31, 2018, the Company reversed $0 and $979 of the deferred incentive fee payable related to PIK income which were deemed to be no longer realizable. As of December 31, 2019 and March 31, 2019, there was no cumulative deferred incentive fee on PIK income included in management and performance-based incentive fee payable line of the Statements of Assets and Liabilities.
For the three and nine months ended December 31, 2019, there was no interest on deferred incentive fees accrued. For the three and nine months ended December 31, 2018, the amount of interest on deferred incentive fees accrued was $15 and $62. For the three and nine months ended December 31, 2019, the Company did not reverse any of the accrued interest payable on deferred incentive fees related to PIK income which were deemed to be no longer realizable. For the three and nine months ended December 31, 2018, the Company reversed $0 and $41, respectively, of the accrued interest payable on deferred incentive fees related to PIK income which were deemed to be no longer realizable. As of December 31, 2019 and March 31, 2019, there was no accrued interest payable on deferred incentive fees.

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

For three and nine months ended December 31, 2019, there was no fee offset.
Administration Agreement with AIA
The Company has also entered into an administration agreement with the Administrator (the “Administration Agreement”) under which AIA provides administrative services for the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator and requested to be reimbursed by the Administrator in performing its obligations under the Administration Agreement. The expenses include rent and the Company’s allocable portion of compensation and other related expenses for its Chief Financial Officer, Chief Legal Officer and Chief Compliance Officer and their respective staffs. For the three and nine months ended December 31, 2019, the Company recognized administrative services expense under the Administration Agreement of $1,542 and $4,810, respectively. For the three and nine months ended December 31, 2018, the Company recognized administrative services expense under the Administration Agreement of $1,657 and $5,152, respectively. There was no payable to AIA and its affiliates for expenses paid on our behalf as of December 31, 2019 and March 31, 2019.
Administrative Service Expense Reimbursement
Merx Aviation Finance, LLC (“Merx”), a wholly-owned portfolio company of the Company, has entered into an administration agreement with the Administrator (the “Merx Administration Agreement”) under which AIA provides administrative services to Merx. For the three and nine months ended December 31, 2019, the Company recognized administrative service expense reimbursements of $62 and $188, respectively, under the Merx Administration Agreement. For the three and nine months ended December 31, 2018, the Company recognized administrative service expense reimbursements of $62 and $188, respectively.
Debt Expense Reimbursements
The Company has also entered into debt expense reimbursement agreements with Merx and several other portfolio companies which will reimburse the Company for reasonable out-of-pocket expenses incurred, including any interest, fees or other amounts incurred by the Company in connection with letters of credit issued on their behalf. For the three and nine months ended December 31, 2019, the Company recognized debt expense reimbursements of $36 and $107, respectively, under the debt expense reimbursement agreements. For the three and nine months ended December 31, 2018, the Company recognized debt expense reimbursements of $99 and $312, respectively, under the debt expense reimbursement agreements.

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
As of December 31, 2019, the Company’s co-investment holdings were 58% of the portfolio or $1,709,291, measured at fair value. On a cost basis, 56% of the portfolio or $1,711,032 were co-investments. As of March 31, 2019, the Company’s co-investment holdings were 40% of the portfolio or $954,774, measured at fair value. On a cost basis, 39% of the portfolio or $963,227 were co-investments.
Merx Aviation
Effective January 16, 2019, Mr. Gary Rothschild, President and Chief Executive Officer of Merx, became an employee of Apollo Management Holdings, L.P. ("AMH"), an affiliate of the Company’s investment adviser. Mr. Rothschild also retained his role as the President and Chief Executive Officer of Merx.
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
Note 4. Earnings Per Share
The following table sets forth the computation of earnings (loss) per share (“EPS”), pursuant to ASC 260-10, for the three and nine months ended December 31, 2019 and December 31, 2018:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Basic Earnings (Loss) Per Share
Net increase (decrease) in net assets resulting from operations	$286	$(1,178)	$31,183	$40,101
Weighted average shares outstanding	66,613,469	70,105,587	67,545,750	71,144,888
Basic earnings (loss) per share	$0.00	$(0.02)	$0.46	$0.56

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

Note 5. Investments
Fair Value Measurement and Disclosures
The following table shows the composition of our investment as of December 31, 2019, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$2,363,794	$2,322,486	$—	$2,969	$2,319,517
Second Lien Secured Debt	433,893	415,196	—	94,636	320,560
Unsecured Debt	—	—	—	—	—
Structured Products and Other	16,729	11,820	—	—	11,820
Preferred Equity	22,663	17,553	—	—	17,553
Common Equity/Interests	238,194	199,994	—	468	199,526
Warrants	183	148	—	—	148
Total Investments before Cash Equivalents	$3,075,456	$2,967,197	$—	$98,073	$2,869,124
Money Market Fund	$36,310	$36,310	$36,310	$—	$—
Total Cash Equivalents	$36,310	$36,310	$36,310	$—	$—
Total Investments after Cash Equivalents	$3,111,766	$3,003,507	$36,310	$98,073	$2,869,124
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

The following table shows changes in the fair value of our Level 3 investments during the three months ended December 31, 2019:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of September 30, 2019	$2,055,574	$344,271	$—	$46,370	$24,498	$175,826	$86	$2,646,625
Net realized gains (losses)	(3,299)	—	—	7,023	—	(6,080)	—	(2,356)
Net change in unrealized gains (losses)	12,599	(9,252)	—	(7,879)	(6,945)	(11,634)	62	(23,049)
Net amortization on investments	2,082	237	—	69	—	—	—	2,388
Purchases, including capitalized PIK (3)	600,309	893	—	57	—	47,069	—	648,328
Sales (3)	(344,776)	(48,710)	—	(33,820)	—	(5,655)	—	(432,961)
Transfers out of Level 3 (1)	(2,972)	—	—	—	—	—	—	(2,972)
Transfers into Level 3 (1)	—	33,121	—	—	—	—	—	33,121
Fair value as of December 31, 2019	$2,319,517	$320,560	$—	$11,820	$17,553	$199,526	$148	$2,869,124

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2019	$5,052	$(8,201)	$—	$(441)	$(6,944)	$(6,954)	$62	$(17,426)
The following table shows changes in the fair value of our Level 3 investments during the nine months ended December 31, 2019:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of March 31, 2019	$1,586,931	$337,545	$—	$45,595	$28,182	$183,754	$150	$2,182,157
Net realized gains (losses)	(9,603)	—	—	7,023	—	(4,473)	—	(7,053)
Net change in unrealized gains (losses)	(18,833)	(10,640)	—	(7,378)	(10,629)	(9,134)	(2)	(56,616)
Net amortization on investments	5,328	681	—	317	—	—	—	6,326
Purchases, including capitalized PIK (3)	1,464,589	6,647	—	83	—	53,222	—	1,524,541
Sales (3)	(708,895)	(82,927)	—	(33,820)	—	(23,843)	—	(849,485)
Transfers out of Level 3 (1)	—	—	—	—	—	—	—	—
Transfers into Level 3 (1)	—	69,254	—	—	—	—	—	69,254
Fair value as of December 31, 2019	$2,319,517	$320,560	$—	$11,820	$17,553	$199,526	$148	$2,869,124

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2019	$(23,672)	$(14,085)	$—	$(1,199)	$(10,629)	$(9,468)	$(2)	$(59,055)
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

(2)	Includes unfunded commitments measured at fair value of $(9,150).

(3)	Includes reorganizations and restructuring of investments.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

The following table shows changes in the fair value of our Level 3 investments during the three months ended December 31, 2018:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of September 30, 2018	$1,313,116	$372,511	$80,000	$67,131	$32,524	$200,256	$164	$2,065,702
Net realized gains (losses)	(39)	(11,911)	—	(293)	—	—	(180)	(12,423)
Net change in unrealized gains (losses)	(16,983)	9,892	—	1,508	(4,752)	(9,052)	169	(19,218)
Net amortization on investments	746	246	—	115	—	—	—	1,107
Purchases, including capitalized PIK (3)	295,907	808	—	38	—	968	—	297,721
Sales (3)	(113,574)	(33,750)	(80,000)	(11,894)	—	(6,761)	—	(245,979)
Transfers out of Level 3 (1)	44	—	—	—	—	—	—	44
Transfers into Level 3 (1)	—	19,937	—	—	—	—	—	19,937
Fair value as of December 31, 2018	$1,479,217	$357,733	$—	$56,605	$27,772	$185,411	$153	$2,106,891

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2018	$(16,565)	$(1,108)	$—	$1,508	$(4,752)	$(9,051)	$(12)	$(29,980)

The following table shows changes in the fair value of our Level 3 investments during the nine months ended December 31, 2018:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of March 31, 2018	$1,131,943	$415,338	$90,117	$67,967	$31,052	$207,657	$251	$1,944,325
Net realized gains (losses)	(19)	(11,881)	—	(268)	(1)	2,007	(180)	(10,342)
Net change in unrealized gains (losses)	(7,990)	12,875	(198)	561	(5,345)	(21,147)	82	(21,162)
Net amortization on investments	2,919	877	—	333	—	1	—	4,130
Purchases, including capitalized PIK (3)	963,510	34,428	762	128	2,034	12,883	—	1,013,745
Sales (3)	(611,190)	(108,304)	(90,681)	(12,116)	32	(15,990)	—	(838,249)
Transfers out of Level 3 (1)	44	—	—	—	—	—	—	44
Transfers into Level 3 (1)	—	14,400	—	—	—	—	—	14,400
Fair value as of December 31, 2018	$1,479,217	$357,733	$—	$56,605	$27,772	$185,411	$153	$2,106,891

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2018	$(8,493)	$1,855	$—	$561	$(6,169)	$(20,318)	$(29)	$(32,593)
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of December 31, 2019 and March 31, 2019. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.
The unobservable inputs used in the fair value measurement of our Level 3 investments as of December 31, 2019 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Secured Debt	$26,203	Broker Quoted	Broker Quote	N/A	N/A	N/A
	347,300	Discounted Cash Flow	Discount Rate	2.3%	14.8%	12.3%
	92,136	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
		Market Comparable Approach	Comparable Multiple	5.0x	10.0x	7.7x
	331,881	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	88,103	Recovery Analysis	Commodity Price	$55.00	$63.00	$59.93
	1,080	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	1,432,814	Yield Analysis	Discount Rate	5.2%	23.8%	9.0%
Second Lien Secured Debt	54,700	Broker Quoted	Broker Quote	N/A	N/A	N/A
	26,378	Recovery Analysis	Commodity Price	$60.00	$63.00	$62.45
	239,482	Yield Analysis	Discount Rate	10.4%	15.9%	12.2%
Structured Products and Other	11,820	Discounted Cash Flow	Discount Rate	10.3%	10.3%	10.3%
Preferred Equity	576	Discounted Cash Flow	Discount Rate	11.8%	11.8%	11.8%
	2,297	Market Comparable Approach	Comparable Multiple	4.0x	7.6x	4.8x
	13,970	Option Pricing Model	Expected Volatility	45.0%	45.0%	45.0%
	710	Yield Analysis	Discount Rate	12.5%	12.5%	12.5%
Common Equity/Interests	164,686	Discounted Cash Flow	Discount Rate	10.9%	30.0%	13.9%
	29,680	Market Comparable Technique	Comparable Multiple	5.0x	15.6x	5.9x
	2,150	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	3,010	Recovery Analysis	Commodity Price	$55.00	$63.00	$59.04
	—	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
Warrants	148	Option Pricing Model	Expected Volatility	35.0%	70.0%	57.5%
Total Level 3 Investments	$2,869,124
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
Investment Transactions
For the three and nine months ended December 31, 2019, purchases of investments on a trade date basis were $530,041 and $1,442,037, respectively. For the three and nine months ended December 31, 2018, purchases of investments on a trade date basis were $305,328 and $1,027,842, respectively.
For the three and nine months ended December 31, 2019, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $359,129 and $849,071, respectively. For the three and nine months ended December 31, 2018, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $290,688 and $934,611, respectively.
PIK Income
The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the three and nine months ended December 31, 2019, PIK income earned was $2,633 and $9,792, respectively. During the three and nine months ended December 31, 2018, PIK income earned was $2,138 and $7,099, respectively.
The following table shows the change in capitalized PIK balance for the three and nine months ended December 31, 2019 and 2018:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
PIK balance at beginning of period	$23,381	$23,843	$23,721	$24,454
PIK income capitalized	12,989	1,495	18,971	5,584
Adjustments due to investments exited or written off	—	(2,446)	—	(2,446)
PIK income received in cash	—	—	(6,322)	(4,700)
PIK balance at end of period	$36,370	$22,892	$36,370	$22,892

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

Dividend Income on CLOs
The Company holds structured products and other investments. The CLO equity investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The Company records as dividend income the accretable yield from its beneficial interests in structured products such as CLOs based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. During the three and nine months ended December 31, 2019, dividend income from structured products was $322 and $954, respectively. During the three and nine months ended December 31, 2018, dividend income from structured products was $298 and $904, respectively.
Investments on Non-Accrual Status
As of December 31, 2019, 2.0% of total investments at amortized cost, or 0.7% of total investments at fair value, were on non-accrual status. As of March 31, 2019, 2.9% of total investments at amortized cost, or 2.4% of total investments at fair value, were on non-accrual status.
Unconsolidated Significant Subsidiary
The following unconsolidated subsidiary is considered significant subsidiary under SEC Regulation S-X Rule 10-01(b)(1) as of December 31, 2019. Accordingly, summarized, unaudited, comparative financial information is presented below for the unconsolidated significant subsidiary.

Merx Aviation Finance, LLC

Merx Aviation Finance, LLC and its subsidiaries are principally engaged in acquiring and leasing commercial aircraft to airlines. Its focus is on current generation aircraft, held either domestically or internationally. Merx Aviation may acquire fleets of aircraft primarily through securitized, non-recourse debt or individual aircraft. Merx Aviation through its subsidiary is the servicer for most of the assets it owns however it may outsource its aircraft servicing requirements to third parties that have the global staff and expertise necessary to complete such tasks. The following table shows unaudited summarized financial information for Merx Aviation:

	Nine Months Ended December 31,
	2019	2018
Net revenue	$165,253	$241,140
Net operating income	61,776	146,599
Earnings before taxes	(14,680)	92,492
Net profit (loss)	(14,423)	93,444
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
As of December 31, 2019 and March 31, 2019, the Company did not hold any derivative contracts. During the three and nine months ended December 31, 2019 the Company had no activity in derivative contracts. The volume of the derivatives, based on the base notional value of option contracts, for the year ended March 31, 2019 was $153,150 for purchased call options, $13,750 for purchased put options, $(13,575) for written call options and $(146,969) for written put options.

The effect of transactions in derivative instruments to the Statements of Operations during the three and nine months ended December 31, 2019 and 2018 were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net Change in Unrealized Losses on Derivatives
Purchased Put Options	$—	$1,044	$—	$4,533
Written Call Options	—	7,743	—	14,613
Net Change in Unrealized Losses on Derivatives	$—	$8,787	$—	$19,146

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net Realized Losses on Derivatives
Purchased Put Options	$—	$(852)	$—	$(5,472)
Written Call Options	—	(5,623)	—	(24,523)
Net Realized Losses on Derivatives	$—	$(6,475)	$—	$(29,995)
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

The Company has elected not to offset assets and liabilities in the Statements of Assets and Liabilities that may be received or paid as part of collateral arrangements, even when an enforceable master netting arrangement or other agreement is in place that provides the Company, in the event of counterparty default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations. As of December 31, 2019 and March 31, 2019, the Company did not hold any derivative contracts.

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

The Company’s outstanding debt obligations as of December 31, 2019 were as follows:

	Date Issued/Amended	Total Aggregate Principal Amount Committed	Principal Amount Outstanding		Fair Value		Final Maturity Date
Senior Secured Facility	11/19/2018	$1,710,000	$1,440,666	*	$1,474,667	(2)	11/19/2023
2025 Notes	3/3/2015	350,000	350,000		362,229	(1)	3/3/2025
Total Debt Obligations		$2,060,000	$1,790,666		$1,836,896
Deferred Financing Costs and Debt Discount			$(5,029)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount			$1,785,637
____________________

*	Includes foreign currency debt obligations as outlined in Foreign Currency Transactions and Translations within this note to the financial statements.

(1)	The fair value of these debt obligations would be categorized as Level 2 under ASC 820 as of December 31, 2019. The valuation is based on broker quoted prices.

(2)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of December 31, 2019. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.

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
Senior Secured Facility
On November 19, 2018, the Company amended and restated its senior secured, multi-currency, revolving credit facility (the “Senior Secured Facility”) from the previous December 22, 2016 amendment. The amended and restated agreement reduced the Company’s minimum asset coverage financial covenant from 200% to 150%, increased the lenders commitments from $1,190,000 to $1,590,000, extended the final maturity date through November 19, 2023, and included an accordion provision which allows the Company to increase the total commitments under the existing revolving facility up to an aggregate principal amount of $2,385,000 from new or existing lenders on the same terms and conditions as the existing commitments. On February 28, 2019, the Company entered into an amendment to its Senior Secured Facility to increase the multicurrency commitments by $50,000 from $1,590,000 to $1,640,000. On May 31, 2019, the Company entered into an amendment to its Senior Secured Facility to increase the multicurrency commitments by $70,000 from $1,640,000 to $1,710,000. The Senior Secured Facility is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. Commencing December 31, 2022, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the Senior Secured Facility as of November 19, 2022. In addition, the stated interest rate on the facility remains as a formula-based calculation based on a minimum borrowing base, resulting in a stated interest rate, depending on the type of borrowing, of (a) either LIBOR plus 1.75% per annum or LIBOR plus 2.00% per annum, or (b) either Alternate Base Rate plus 0.75% per annum or Alternate Base Rate plus 1% per annum. As of December 31, 2019, the stated interest rate on the facility was LIBOR plus 2.00%. The Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Senior Secured Facility and participation fees and fronting fees of up to 2.25% per annum on the letters of credit issued.

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
The Senior Secured Facility also provides for the issuance of letters of credit up to an aggregate amount of $150,000. As of December 31, 2019 and March 31, 2019, the Company had $6,227 and $15,977, respectively, in standby letters of credit issued through the Senior Secured Facility. The amount available for borrowing under the Senior Secured Facility is reduced by any standby letters of credit issued through the Senior Secured Facility. Under GAAP, these letters of credit are considered commitments because no funding has been made and as such are not considered a liability. These letters of credit are not senior securities because they are not in the form of a typical financial guarantee and the portfolio companies are obligated to refund any drawn amounts. The available remaining capacity under the Senior Secured Facility was $263,107 and $985,135 as of December 31, 2019 and March 31, 2019, respectively. Terms used in this disclosure have the meanings set forth in the Senior Secured Facility agreement.
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
The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three and nine months ended December 31, 2019 and 2018:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Average debt outstanding	$1,584,976	$925,141	$1,443,583	$967,265
Maximum amount of debt outstanding	1,785,637	1,013,289	1,785,637	1,274,562

Weighted average annualized interest cost (1)	4.20%	5.39%	4.61%	5.26%
Annualized amortized debt issuance cost	0.35%	0.66%	0.39%	0.57%
Total annualized interest cost	4.55%	6.05%	5.00%	5.83%
____________________

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Facility. Commitment fees for the three and nine months ended December 31, 2019 were $446 and $1,886 respectively. Commitment fees for the three and nine months ended December 31, 2018 were $885 and $2,196, respectively.

Foreign Currency Transactions and Translations
The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of December 31, 2019:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
Canadian Dollar	C$	(2,300)	$1,894	$1,774	$120	1/31/2020
Euro		€(36,400)	39,960	40,859	(899)	1/31/2020
British Pound		£(3,500)	4,456	4,637	(181)	1/9/2020
British Pound		£(9,000)	11,631	11,923	(292)	1/23/2020
British Pound		£(87,000)	107,751	115,253	(7,502)	1/31/2020
Australian Dollar	A$	(1,000)	701	703	(2)	1/13/2020
Australian Dollar	A$	(6,000)	4,406	4,218	188	1/31/2020
			$170,799	$179,367	$(8,568)

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
As of December 31, 2019 and March 31, 2019, the Company was in compliance with all debt covenants for all outstanding debt obligations.
Note 9. Stockholders’ Equity
There were no equity offerings of common stock during the three and nine months ended December 31, 2019 and March 31, 2019.
The Company adopted the following plans, approved by the Board of Directors, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the Securities Exchange Act of 1934 (the “1934 Act”) (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased	Cost of Shares Repurchased	Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50,000	$50,000	$—
December 14, 2015	50,000	50,000	—
September 14, 2016	50,000	50,000	—
October 30, 2018	50,000	50,000	—
February 6, 2019	50,000	8,118	41,882
Total as of December 31, 2019	$250,000	$208,118	$41,882
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

Under the Repurchase Plans described above, the Company allocated the following amounts to be repurchased in accordance with SEC Rule 10b5-1 (the “10b5-1 Repurchase Plans”):

Effective Date	Termination Date	Amount Allocated to 10b5-1 Repurchase Plans
September 15, 2015	November 5, 2015	$5,000
January 1, 2016	February 5, 2016	10,000
April 1, 2016	May 19, 2016	5,000
July 1, 2016	August 5, 2016	15,000
September 30, 2016	November 8, 2016	20,000
January 4, 2017	February 6, 2017	10,000
March 31, 2017	May 19, 2017	10,000
June 30, 2017	August 7, 2017	10,000
October 2, 2017	November 6, 2017	10,000
January 3, 2018	February 8, 2018	10,000
June 18, 2018	August 9, 2018	10,000
September 17, 2018	October 31, 2018	10,000
December 12, 2018	February 7, 2019	10,000
February 25, 2019	May 17, 2019	25,000
March 18, 2019	May 17, 2019	10,000
June 4, 2019	August 7, 2019	25,000
June 17, 2019	August 7, 2019	20,000
September 16, 2019	November 6, 2019	20,000
December 6, 2019	February 5, 2020	25,000
December 16, 2019	February 5, 2020	15,000
During the nine months ended December 31, 2019, the Company repurchased 2,331,245 shares at a weighted average price per share of $15.95, inclusive of commissions, for a total cost of $37,187. This represents a discount of approximately 14.95% of the average net asset value per share for the nine months ended December 31, 2019.
During the nine months ended December 31, 2018, the Company repurchased 2,916,198 shares at a weighted average price per share of $15.79, inclusive of commissions, for a total cost of $46,049. This represents a discount of approximately 18.51% of the average net asset value per share for the nine months ended December 31, 2018.

Since the inception of the Repurchase Plans through December 31, 2019, the Company repurchased 12,368,013 shares at a weighted average price per share of $16.83, inclusive of commissions, for a total cost of $208,118. Including fractional shares, the company has repurchased 12,368,043 shares at a weighted average price per share of $16.83, inclusive of commissions for a total cost of $208,119.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

Note 10. Commitments and Contingencies
The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of December 31, 2019 and March 31, 2019, the Company had the following unfunded commitments to its portfolio companies:

	December 31, 2019	March 31, 2019
Unfunded revolver obligations and bridge loan commitments (1)	$345,946	$225,782
Standby letters of credit issued and outstanding (2)	15,512	23,542
Unfunded delayed draw loan commitments (3)	165,332	107,886
Unfunded delayed draw loan commitments (performance thresholds not met) (4)	65,805	65,062
Total Unfunded Commitments	$592,595	$422,272
____________________

(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of December 31, 2019 and March 31, 2019, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of December 31, 2019 and March 31, 2019, the bridge loan commitments included in the balances were $64,217 and $0, respectively.

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

(4)
The borrowers are required to meet certain performance thresholds before the Company is obligated to fulfill the commitments and those performance thresholds were not met as of December 31, 2019 and March 31, 2019.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)

Note 11. Financial Highlights
The following is a schedule of financial highlights for the nine months ended December 31, 2019 and 2018.

	Nine Months Ended December 31, 2019	Nine Months Ended December 31, 2018
	(Unaudited)	(Unaudited)
Per Share Data*
Net asset value at beginning of period	$19.06	$19.67
Net investment income (1)	1.58	1.34
Net realized and change in unrealized gains (losses) (1)	(1.11)	(0.77)
Net increase in net assets resulting from operations	0.46	0.56
Distribution of net investment income (2)	(1.34)	(1.35)
Distribution of return of capital (2)	—	—
Accretion due to share repurchases	0.11	0.16
Net asset value at end of period	$18.27	$19.03

Per share market value at end of period	$17.46	$12.40
Total return (3)	25.05%	(13.82)%
Shares outstanding at end of period	66,545,741	69,187,804
Weighted average shares outstanding	67,545,750	71,144,888

Ratio/Supplemental Data
Net assets at end of period (in millions)	$1,215.9	$1,316.6
Annualized ratio of operating expenses to average net assets (4)(5)	4.67%	5.42%
Annualized ratio of interest and other debt expenses to average net assets (5)	5.70%	4.09%
Annualized ratio of total expenses to average net assets (4)(5)	10.37%	9.51%
Annualized ratio of net investment income to average net assets (5)	11.18%	9.19%
Average debt outstanding (in millions)	$1,443.6	$967.3
Average debt per share	$21.37	$13.60
Annualized portfolio turnover rate (5)	41.85%	53.14%
Asset coverage per unit (6)	$1,679	$2,310
____________________

*	Totals may not foot due to rounding.

(1)	Financial highlights are based on the weighted average number of shares outstanding for the period presented.

(2)
The tax character of distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. Although the tax character of distributions paid to stockholders through December 31, 2019 may include return of capital, the exact amount cannot be determined at this point. Per share amounts are based on actual rate per share.

(3)
Total return is based on the change in market price per share during the respective periods. Total return also takes into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.

(4)
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown inclusive of all voluntary management and incentive fee waivers (See Note 3 to the financial statements). For the nine months ended December 31, 2019, the annualized ratio of operating expenses to average net assets and the annualized ratio of total expenses to average net assets would be 4.69% and 10.40%, respectively, without the voluntary fee waivers. For the nine months ended December 31, 2018 the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 5.97% and 10.09%, respectively, without the voluntary fee waivers.

(5)	Annualized for the nine months ended December 31, 2019 and December 31, 2018.

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
Effective January 1, 2020, the Board of Directors of the Company appointed Isabelle Gold as the Company’s Chief Compliance Officer.

On January 3, 2020, James C. Zelter, a member of the Board of Directors of the Company, tendered a letter of resignation from the Board effective immediately, which was accepted by the Board. There was no disagreement between Mr. Zelter and the Company on any matter relating to the Company's operations, policies or practices. In accordance with the Company’s Articles of Incorporation, the number of directors will remain ten. The Board may seek to fill the resulting vacancy. Mr. Zelter will continue to serve as Co-President of Apollo Global Management Inc., an affiliate of the Company’s Investment Adviser.
On February 4, 2020, the Board of Directors declared a distribution of $0.45 per share, payable on April 6, 2020 to stockholders of record as of March 20, 2020.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Apollo Investment Corporation
Results of Review of Interim Financial Statements

We have reviewed the accompanying statement of assets and liabilities, including the schedule of investments, of Apollo Investment Corporation (the “Company”) as of December 31, 2019, and the related statements of operations for the three-month and nine-month periods ended December 31, 2019 and 2018, the statements of changes in net assets for the three-month and nine-month periods ended December 31, 2019 and 2018, and the statements of cash flows for the nine-month periods ended December 31, 2019 and 2018, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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
February 4, 2020

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
Overview
Apollo Investment Corporation (the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” or “our”) was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. We commenced operations on April 8, 2004 upon completion of our initial public offering that raised $870 million in net proceeds from selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through December 31, 2019, we have raised approximately $2.21 billion in net proceeds from additional offerings of common stock and we have repurchased common stock for $208.1 million.

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
Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment, and the competitive environment for the types of investments we make. As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of December 31, 2019, non-qualifying assets represented approximately 17.0% of the total assets of the Company.
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

Portfolio and Investment Activity
Our portfolio and investment activity during the three and nine months ended December 31, 2019 and 2018 was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in millions)*	2019	2018	2019	2018
Investments made in portfolio companies	$530.0	$305.3	$1,442.0	$1,027.8
Investments sold	(14.9)	(16.3)	(44.5)	(194.4)
Net activity before repaid investments	515.1	289.0	1,397.5	833.4
Investments repaid	(344.2)	(274.4)	(804.6)	(740.2)
Net investment activity	$170.9	$14.6	$593.0	$93.2

Portfolio companies at beginning of period	139	98	113	90
Number of new portfolio companies	16	14	51	30
Number of exited portfolio companies	(4)	(9)	(13)	(17)
Portfolio companies at end of period	151	103	151	103

Number of investments made in existing portfolio companies	42	26	59	35
____________________

*	Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of December 31, 2019 and March 31, 2019 were as follows:

	December 31, 2019		March 31, 2019
Portfolio composition, at fair value:
First lien secured debt	78%		66%
Second lien secured debt	14%		23%
Total secured debt	92%		89%
Unsecured debt	—		—
Structured products and other	0%		2%
Preferred equity	1%		1%
Common equity/interests and warrants	7%		8%
Weighted average yields, at amortized cost (1)(5):
First lien secured debt (2)	8.7%		9.9%
Second lien secured debt (2)	10.7%		11.4%
Secured debt portfolio (2)	9.1%		10.2%
Unsecured debt portfolio (2)	—		—
Total debt portfolio (2)	9.1%		10.2%
Total portfolio (3)	8.6%		9.6%
Interest rate type, at fair value (4):
Fixed rate amount	—		—
Floating rate amount	$2.2	billion	$1.5	billion
Fixed rate, as percentage of total	—		—
Floating rate, as percentage of total	100%		100%
Interest rate type, at amortized cost (4):
Fixed rate amount	—		—
Floating rate amount	$2.3	billion	$1.5	billion
Fixed rate, as percentage of total	—		—
Floating rate, as percentage of total	100%		100%
____________________

(1)	An investor’s yield may be lower than the portfolio yield due to sales loads and other expenses.

(2)	Exclusive of investments on non-accrual status.

(3)	Inclusive of all income generating investments, non-income generating investments and investments on non-accrual status.

(4)
The interest rate type information is calculated using the Company’s corporate debt portfolio and excludes aviation, oil and gas, structured credit, renewables, shipping, commodities and investments on non-accrual status.

(5)
Weighted average yields presented are as of December 31, 2019 and March 31, 2019. Refer to management’s discussion on the results of operations for the weighted average yields during the three and nine months ended December 31, 2019 and 2018.

Since the initial public offering of Apollo Investment in April 2004 and through December 31, 2019, invested capital totaled $20.8 billion in 529 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 100 different financial sponsors.
Recent Developments
Effective January 1, 2020, the Board of Directors of the Company appointed Isabelle Gold as the Company’s Chief Compliance Officer.

On January 3, 2020, James C. Zelter, a member of the Board of Directors of the Company, tendered a letter of resignation from the Board effective immediately, which was accepted by the Board. There was no disagreement between Mr. Zelter and the Company on any matter relating to the Company's operations, policies or practices. In accordance with the Company’s Articles of Incorporation, the number of directors will remain ten. The Board may seek to fill the resulting vacancy. Mr. Zelter will continue to serve as Co-President of Apollo Global Management Inc., an affiliate of the Company’s Investment Adviser.
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
As of December 31, 2019, $2.87 billion or 96.7% of the Company’s investments were classified as Level 3. The high proportion of Level 3 investments relative to our total investments is directly related to our investment philosophy and target portfolio, which consists primarily of long-term secured debt, as well as unsecured and mezzanine positions of private middle-market companies. A fundamental difference exists between our investments and those of comparable publicly traded fixed income investments, namely high-yield bonds, and this difference affects the valuation of our private investments relative to comparable publicly traded instruments.
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
Investment Valuation Process
Under procedures established by our Board of Directors, we value investments, including certain secured debt, unsecured debt, and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations (unless they are deemed not to represent fair value). We attempt to obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker, primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. If and when market quotations are deemed not to represent fair value, we typically utilize independent third party valuation firms to assist us in determining fair value. Accordingly, such investments go through our multi-step valuation process as described below. In each case, our independent valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations for such investments. Investments purchased within the quarter before the valuation date and debt investments with remaining maturities of 60 days or less may each be valued at cost with interest accrued or discount accreted/premium amortized to the date of maturity (although they are typically valued at available market quotations), unless such valuation, in the judgment of our Investment Adviser, does not represent fair value. In this case, such investments shall be valued at fair value as determined in good faith by or under the direction of our Board of Directors, including using market quotations where available. Investments that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of our Board of Directors. Such determination of fair values may involve subjective judgments and estimates.
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

6.
For Level 3 investments entered into within the current quarter, the cost (purchase price adjusted for accreted original issue discount/amortized premium) or any recent comparable trade activity on the security investment shall be considered to reasonably approximate the fair value of the investment, provided that no material change has since occurred in the issuer’s business, significant inputs or the relevant environment.

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides a valuation. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered in the valuation process of independent valuation firms. During the nine months ended December 31, 2019, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.
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
Results of Operations
Operating results for the three and nine months ended December 31, 2019 and 2018 were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in millions)*	2019	2018	2019	2018
Investment Income
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$61.4	$54.6	$184.8	$168.2
Dividend income	3.2	3.6	6.4	11.5
PIK interest income	2.6	2.1	9.8	7.1
Other income	1.2	3.7	4.3	7.0
Total investment income	$68.5	$64.0	$205.3	$193.7
Expenses
Management and performance-based incentive fees, net of amounts waived	$10.4	$14.3	$32.1	$42.5
Interest and other debt expenses, net of reimbursements	18.2	14.1	54.3	42.4
Administrative services expense, net of reimbursements	1.5	1.6	4.6	5.0
Other general and administrative expenses	2.2	2.6	7.8	8.6
Net Expenses	$32.3	$32.6	$98.8	$98.5
Net Investment Income	$36.2	$31.5	$106.5	$95.2
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$3.8	$(19.0)	$(6.3)	$(50.2)
Net change in unrealized gains (losses)	(39.8)	(13.7)	(69.0)	(4.9)
Net Realized and Change in Unrealized Gains (Losses)	$(35.9)	(32.7)	$(75.3)	$(55.1)
Net Increase in Net Assets Resulting from Operations	$0.3	$(1.2)	$31.2	$40.1

Net Investment Income on Per Average Share Basis (1)	$0.54	$0.45	$1.58	$1.34
Earnings per share — basic (1)	$0.00	$(0.02)	$0.46	$0.56
____________________

*	Totals may not foot due to rounding.

(1)	Based on the weighted average number of shares outstanding for the period presented.

Total Investment Income
For the three months ended December 31, 2019 as compared to the three months ended December 31, 2018
The increase in total investment income for the three months ended December 31, 2019 compared to the three months ended December 31, 2018 was primarily driven by the increase in interest income (including PIK) of $7.4 million. The increase in total interest income (including PIK) was due to a higher income-bearing investment portfolio. This was partially offset by a decrease in average yield for the total debt portfolio to 9.2% from 10.7%. The decrease in dividend income was due to a decrease in dividends received from Merx Aviation Finance, LLC. Furthermore, there was a decrease in other income of $2.6 million due to lower bridge fees.
For the nine months ended December 31, 2019 as compared to the nine months ended December 31, 2018
The increase in total investment income for the nine months ended December 31, 2019 compared to the nine months ended December 31, 2018 was primarily driven by the increase in total interest income (including PIK) of $19.4 million. The increase in total interest income (including PIK) primarily was due to a higher income-bearing investment portfolio. Furthermore, there was an increase in prepayment fees and income recognized from the acceleration of discount, premium, or deferred fees on repaid investments which totaled $7.7 million and $7.4 million for the nine months ended December 31, 2019 and nine months ended December 31, 2018, respectively. This was partially offset by a decrease in average yield for the total debt portfolio to 9.6% from 10.7%. The decrease in dividend income was due to a decrease in dividends received from Merx Aviation Finance, LLC and MSEA Tankers LLC. Furthermore, there was a decrease in other income of $2.6 million due to lower amendment and exit fees.
Net Expenses
For the three months ended December 31, 2019 as compared to the three months ended December 31, 2018
The decrease in net expenses for the three months ended December 31, 2019 compared to the three months ended December 31, 2018 was primarily due to the decrease in management and performance-based incentive fees (net of amounts waived) of 3.9 million. The decrease in management and performance-based incentive fees (net of amounts waived) was due to lower performance based incentive fees from a total return based fee that became effective January 1, 2019. Furthermore, there was a decrease in other general and administrative services expenses of $0.4 million due to a decrease in legal fees. The decrease in net expenses was partially offset by the increase in interest and other debt expenses of $4.0 million. The increase in interest and other debt expenses was attributed to the change in the average debt outstanding and net leverage from $0.93 billion and 0.74x, respectively during the three months ended December 31, 2018, to $1.58 billion and 1.43x, respectively during the three months ended December 31, 2019.
For the nine months ended December 31, 2019 as compared to the nine months ended December 31, 2018
The increase in net expenses for the nine months ended December 31, 2019 compared to the nine months ended December 31, 2018 was primarily due to the increase in interest and other debt expenses of $12.0 million. The increase in interest and other debt expenses was attributed to the change in the average debt outstanding and net leverage from $0.97 billion and 0.74x, respectively during the nine months ended December 31, 2018, to $1.44 billion and 1.43x, respectively during the nine months ended December 31, 2019. In addition, the increase in net expenses was partially offset by the decrease of $10.4 million in management and performance-based incentive fees (net of amounts waived) and by the decrease of $0.8 million in other general and administrative expenses. The decrease in management and performance-based incentive fees (net of amounts waived) was due to lower performance based incentive fees from a total return based fee that became effective January 1, 2019. The decrease in other general and administrative services expenses was due to a decrease in legal fees from $3.9 million for the nine months ended December 31, 2018 to $2.7 million for the nine months ended December 31, 2019.

Net Realized Gains (Losses)
For the three months ended December 31, 2019 as compared to the three months ended December 31, 2018
During the three months ended December 31, 2019, we recognized gross realized gains of $17.6 million and gross realized losses of $13.7 million, resulting in net realized gains of $3.8 million. Significant realized gains (losses) for the three months ended December 31, 2019 are summarized below:

(in millions)	Net Realized Gain (Loss)
Asset Repackaging Trust Six B.V. (Israel Electric)	$7.0
Renew Financial LLC (f/k/a Renewable Funding, LLC)	2.8
NFA Group	1.0
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)	(9.0)
Solarplicity Group Limited (f/k/a AMP Solar UK)	(4.7)

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

* Elements Behavioral Health, Inc. was written off during the period as no proceeds were expected to be realized. The realized loss was recorded in prior quarters as an unrealized loss.
For the nine months ended December 31 2019 as compared to the nine months ended December 31, 2018
During the nine months ended December 31, 2019, we recognized gross realized gains of $18.2 million and gross realized losses of $24.5 million, resulting in net realized losses of $6.3 million. Significant realized gains (losses) for the nine months ended December 31, 2019 are summarized below:

(in millions)	Net Realized Gain (Loss)
Asset Repackaging Trust Six B.V. (Israel Electric)	$7.0
Renew Financial LLC (f/k/a Renewable Funding, LLC)	2.8
SquareTwo (CA Holdings, Collect America, Ltd.)	1.2
NFA Group	1.0
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)	(9.0)
Crowne Automotive	(6.4)
Solarplicity Group Limited (f/k/a AMP Solar UK)	(4.7)

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

Net Change in Unrealized Gains (Losses)
For the three months ended December 31, 2019 as compared to the three months ended December 31, 2018
During the three months ended December 31, 2019, we recognized gross unrealized gains of $13.8 million and gross unrealized losses of $53.6 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $39.8 million. Significant changes in unrealized gains (losses) for the three months ended December 31, 2019 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Merx Aviation Finance, LLC	2.1
NFA Group	2.0
CARE Fertility	1.4
PIB Group	1.0
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	(8.0)
Asset Repackaging Trust Six B.V. (Israel Electric)	(7.4)
Renew Financial LLC (f/k/a Renewable Funding, LLC)	(5.6)
Spotted Hawk	(4.5)
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)	(2.9)

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

For the nine months ended December 31, 2019 as compared to the nine months ended December 31, 2018
During the nine months ended December 31, 2019, we recognized gross unrealized gains of $25.5 million and gross unrealized losses of $94.5 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $69.0 million. Significant changes in unrealized gains (losses) for the nine months ended December 31, 2019 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Crowne Automotive	$6.8
Merx Aviation Finance, LLC	3.5
NFA Group	2.7
Sprint Industrial Holdings, LLC.	2.2
AMP Solar Group, Inc.	1.9
Spotted Hawk	(23.8)
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	(13.3)
KLO Holdings, LLC	(9.2)
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)	(7.6)
Renew Financial LLC (f/k/a Renewable Funding, LLC)	(6.8)
Asset Repackaging Trust Six B.V. (Israel Electric)	(6.2)
CT Technologies Intermediate Holdings, Inc	(1.4)
Golden Bear	(1.2)
Securus Technologies Holdings, Inc.	(1.1)
Solarplicity Group Limited (f/k/a AMP Solar UK)	(1.0)

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
Debt
See Note 8 to the financial statements for information on the Company’s debt.
The following table shows the contractual maturities of our debt obligations as of December 31, 2019:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility	$1,440.7	$—	$—	$1,440.7	$—
2025 Notes	350.0	—	—	—	350.0
Total Debt Obligations	$1,790.7	$—	$—	$1,440.7	$350.0
____________________

(1)
As of December 31, 2019, aggregate lender commitments under the Senior Secured Facility totaled $1.71 billion and $263.1 million of unused capacity. As of December 31, 2019, there were $6.2 million of letters of credit issued under the Senior Secured Facility as shown as part of total commitments in Note 10 to the financial statements.

Stockholders’ Equity
See Note 9 to the financial statements for information on the Company’s public offerings and share repurchase plans.
Distributions
Distributions paid to stockholders during the three and nine months ended December 31, 2019 totaled $30.2 million ($0.45 per share) and $91.8 million ($1.35 per share), respectively. Distributions paid to stockholders during the three and nine months ended December 31, 2018 totaled $31.9 million ($0.45 per share) and $96.7 million ($1.35 per share), respectively. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. Although the tax character of distributions paid to stockholders through December 31, 2019 may include return of capital, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ended March 31, 2020. Tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the calendar year. Our quarterly distributions, if any, will be determined by our Board of Directors.

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
PIK Income
For the three and nine months ended December 31, 2019, PIK income totaled $2.6 million and $9.8 million on total investment income of $68.5 million and $205.3 million respectively. For the three and nine months ended December 31, 2018, PIK income totaled $2.1 million and $7.1 million on total investment income of $64.0 million and $193.7 million respectively. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders annually in the form of distributions, even though the Company has not yet collected the cash. See Note 5 to the financial statements for more information on the Company’s PIK income.
Related Party Transactions
See Note 3 to the financial statements for information on the Company’s related party transactions.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. During the three and nine months ended December 31, 2019, many of the loans in our portfolio had floating interest rates. These loans are usually based on LIBOR and typically have durations of one to six months after which they reset to current market interest rates. The Company also has a Senior Secured Facility that is based on LIBOR rates.
The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of December 31, 2019, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income		Net Investment Income Per Share
Up 200 basis points	$13.0	million	$0.200
Up 100 basis points	6.3	million	0.100
Down 100 basis points	(4.4	) million	(0.070)
Down 200 basis points	1.0	million	0.010
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2019 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Control Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the third fiscal quarter of 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
None.
Issuer Purchases of Equity Securities
The Company adopted the following plans, approved by the Board of Directors, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the 1934 Act (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased		Cost of Shares Repurchased		Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50.0	million	$50.0	million	$—
December 14, 2015	50.0	million	50.0	million	—
September 14, 2016	50.0	million	50.0	million	—
October 30, 2018	50.0	million	50.0	million	—
February 6, 2019	50.0	million	8.1	million	41.9	million
Total as of December 31, 2019	$250.0	million	$208.1	million	$41.9	million
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

Under the Repurchase Plans described above, the Company allocated the following amounts to be repurchased in accordance with SEC Rule 10b5-1 (the “10b5-1 Repurchase Plans”):

Effective Date	Termination Date	Amount Allocated to 10b5-1 Repurchase Plans
September 15, 2015	November 5, 2015	$5.0	million
January 1, 2016	February 5, 2016	10.0	million
April 1, 2016	May 19, 2016	5.0	million
July 1, 2016	August 5, 2016	15.0	million
September 30, 2016	November 8, 2016	20.0	million
January 4, 2017	February 6, 2017	10.0	million
March 31, 2017	May 19, 2017	10.0	million
June 30, 2017	August 7, 2017	10.0	million
October 2, 2017	November 6, 2017	10.0	million
January 3, 2018	February 8, 2018	10.0	million
June 18, 2018	August 9, 2018	10.0	million
September 17, 2018	October 31, 2018	10.0	million
December 12, 2018	February 7, 2019	10.0	million
February 25, 2019	May 17, 2019	25.0	million
March 18, 2019	May 17, 2019	10.0	million
June 4, 2019	August 7, 2019	25.0	million
June 17, 2019	August 7, 2019	20.0	million
September 16, 2019	November 6, 2019	20.0	million
December 6, 2019	February 5, 2020	25.0	million
December 16, 2019	February 5, 2020	15.0	million

The following table presents information with respect to the Company’s purchases of its common stock since adoption of the Repurchase Plans through December 31, 2019:

Month	Total Number of Shares Purchased	Average Price Paid Per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans
August 2015	510,000	$19.71	510,000	$40.0	million
September 2015	603,466	18.46	603,466	28.8	million
November 2015	1,116,666	18.10	1,116,666	8.6	million
December 2015	627,443	17.58	627,443	47.6	million
January 2016	670,708	14.91	670,708	37.6	million
June 2016	362,933	16.73	362,933	31.5	million
July 2016	16,491	16.53	16,491	31.2	million
August 2016	596,294	17.67	596,294	20.7	million
September 2016	411,523	18.13	411,523	63.2	million
October 2016	527,417	17.82	527,417	53.8	million
November 2016	239,289	17.45	239,289	49.6	million
August 2017	33,333	17.96	33,333	49.0	million
September 2017	186,767	17.98	186,767	45.7	million
October 2017	144,867	17.96	144,867	43.1	million
November 2017	64,500	17.79	64,500	41.9	million
December 2017	50,100	17.89	50,100	41.0	million
January 2018	577,386	17.32	577,386	31.0	million
February 2018	70,567	16.23	70,567	29.9	million
May 2018	263,667	17.12	263,667	25.4	million
June 2018	198,601	16.94	198,601	22.0	million
July 2018	8,867	16.75	8,867	21.9	million
August 2018	502,767	17.11	502,767	13.3	million
September 2018	444,467	16.54	444,467	5.9	million
October 2018	160,800	16.46	160,800	53.3	million
November 2018	595,672	15.81	595,672	43.9	million
December 2018	741,389	13.49	741,359	33.9	million
February 2019	19,392	15.16	19,392	83.6	million
March 2019	291,426	15.40	291,426	79.1	million
April 2019	44,534	15.23	44,534	78.4	million
May 2019	298,026	15.93	298,026	73.6	million
June 2019	607,073	15.97	607,073	63.9	million
July 2019	89,610	16.10	89,610	62.5	million
August 2019	758,020	16.15	758,020	50.3	million
September 2019	32,371	16.26	32,371	49.7	million
October 2019	495,464	15.65	495,464	42.0	million
November 2019	6,147	15.91	6,147	41.9	million
Total	12,368,043	$16.83	12,368,013
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 4, 2020.

APOLLO INVESTMENT CORPORATION

By:	/s/ HOWARD WIDRA
Howard Widra
Chief Executive Officer

By:	/s/ GREGORY W. HUNT
Gregory W. Hunt
Chief Financial Officer and Treasurer

By:	/s/ AMIT JOSHI
Amit Joshi
Chief Accounting Officer and Assistant Treasurer