Form 10-K
period 2020-03-31
APOLLO INVESTMENT CORP
filed 2020-05-21
CIK 1278752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2020
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant as of September 30, 2019 was $0.89 billion (based on the closing sale price of the Registrant’s Common Stock on that date as reported on the NASDAQ Global Select Market). For the purposes of calculating this amount only, all executive officers and Directors are “affiliates” of the Registrant.
As of May 20, 2020, there were 65,259,176 shares of the Registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on August 11, 2020 are incorporated by reference in Part III of this Form 10-K.

APOLLO INVESTMENT CORPORATION

PART I
Item 1. Business
In this report, the terms the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” and “our” refer to Apollo Investment Corporation unless the context specifically states otherwise.
General
Apollo Investment Corporation, a Maryland corporation organized on February 2, 2004, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We commenced operations on April 8, 2004 upon completion of our initial public offering that raised $870 million in net proceeds from selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through March 31, 2020, we have raised approximately $2.21 billion in net proceeds from additional offerings of common stock and we have repurchased common stock for $223.1 million.
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
Our portfolio is comprised primarily of investments in debt, including secured and unsecured debt of private middle-market companies that, in the case of senior secured loans, generally are not broadly syndicated and whose aggregate tranche size is typically less than $250 million. Our portfolio may also include equity interests such as common stock, preferred stock, warrants or options. In this Form 10-K, we use the term “middle-market” to refer to companies with annual revenues between $50 million and $2 billion. While we primarily invest in investments in U.S. secured and unsecured loans, other debt securities and equity, we may also invest a portion of the portfolio in other investment opportunities, including foreign securities and structured products. Most of the debt instruments we invest in are unrated or rated below investment grade, which is often an indication of size, credit worthiness and speculative nature relative to the capacity of the borrower to pay interest and principal. Generally, if the Company's unrated investments were rated, they would be rated below investment grade. These securities, which are often referred to as “junk” or “high yield,” have predominantly speculative characteristics with respect to the issuer's capacity to pay interest and repay principal. They may also be difficult to value and are illiquid.
During the year ended March 31, 2020, we invested $1.9 billion across 60 new and 87 existing portfolio companies primarily through a combination of primary and secondary debt investments. This compares to $1.3 billion across 42 new and 46 existing portfolio companies during the year ended March 31, 2019. Investments sold or repaid during the year ended March 31, 2020 totaled $1.3 billion versus $1.1 billion during the year ended March 31, 2019. The weighted average yields on our secured debt portfolio, unsecured debt portfolio, total debt portfolio and total portfolio as of March 31, 2020 at our current cost basis were 8.7%, 0.0%, 8.7% and 8.0%, respectively. As of March 31, 2019, the yields were 10.2%, 0.0%, 10.2% and 9.6%, respectively. The portfolio yields may be higher than an investor’s yield on an investment in us due to sales load and other expenses. For the years ended March 31, 2020 and March 31, 2019, the total return based on the change in market price per share and taking into account dividends and distributions, if any, reinvested in accordance with the dividend reinvestment plan was (48.6)% and 8.3%, respectively. Such returns do not reflect any sales load that stockholders may have paid in connection with their purchase of shares of our common stock.
As of March 31, 2020, our portfolio consisted of 152 portfolio companies and was invested 94% in secured debt, 0% in unsecured debt, 0% in structured products and other, 0% in preferred equity, and 6% in common equity/interests and warrants measured at fair value. As of March 31, 2019, our portfolio consisted of 113 portfolio companies and was invested 89% in secured debt, 0% in unsecured debt, 2% in structured products and other, 1% in preferred equity, and 8% in common equity/interests and warrants measured at fair value.
Since the initial public offering of Apollo Investment in April 2004 and through March 31, 2020, invested capital totaled $21.2 billion in 538 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 100 different financial sponsors.

As of March 31, 2020, 0% or $0.0 billion is fixed rate debt and 100% or $2.2 billion is floating rate debt, measured at fair value. On a cost basis, 0% or $0.0 billion is fixed rate debt and 100% or $2.3 billion is floating rate debt. As of March 31, 2019, 0% or $0.0 billion was fixed rate debt and 100% or $1.5 billion was floating rate debt, measured at fair value. On a cost basis, 0% or $0.0 billion was fixed rate debt and 100% or $1.5 billion was floating rate debt. The interest rate type information is calculated using the Company’s corporate debt portfolio and excludes aviation, oil and gas, structured credit, renewables, shipping, commodities and investments on non-accrual status.
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
AIM is led by John Hannan, Howard Widra, Tanner Powell and Patrick Ryan. Potential investment and disposition opportunities are generally approved by one or more committees composed of personnel across AGM, including Messrs. Widra, Powell and Ryan, by all or a majority of Messrs. Widra, Powell or Ryan depending on the underlying investment type and/or the amount of such investment. The composition of such committees and the overall approval process for the Company’s investments may change from time to time. AIM draws upon AGM’s 30 year history and benefits from the broader firm’s significant capital markets, trading and research expertise developed through investments in many core sectors in over 200 companies since inception.
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
Investments
Apollo Investment seeks to create a portfolio that includes primarily debt investments including secured loans and unsecured loans and, to a lesser extent, equity investments by investing, on an individual portfolio company basis, approximately $15 million to $250 million of capital, on average, in the securities of middle-market companies, as well as structured products such as CLOs and CLNs. The average investment size will vary as the size of our capital base varies. Our target portfolio consists primarily of long-term secured debt, as well as unsecured and mezzanine positions of private middle-market companies. Structurally, unsecured and mezzanine debt usually ranks subordinate in priority of payment to senior debt, such as bank debt, and is characterized as unsecured. As such, other creditors may rank senior to us in the event of an insolvency.

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
The following is a representative list of the industries in which we have invested as of March 31, 2020:
•Advertising, Printing & Publishing
•Aerospace & Defense
•Automotive
•Aviation and Consumer Transport
•Beverage, Food & Tobacco
•Business Services
•Chemicals, Plastics & Rubber
•Construction & Building
•Consumer Goods – Durable
•Consumer Goods – Non-durable
•Consumer Services
•Containers, Packaging & Glass
•Diversified Investment Vehicles, Banking, Finance, Real Estate
•Education
•Energy – Electricity
•Energy – Oil & Gas
•Environmental Industries
•Food & Grocery
•Healthcare & Pharmaceuticals
•High Tech Industries
•Hotel, Gaming, Leisure, Restaurants
•Insurance
•Manufacturing, Capital Equipment
•Media – Diversified & Production
•Metals & Mining
•Retail
•Telecommunications
•Transportation – Cargo, Distribution
•Wholesale

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
The following table summarizes our top ten portfolio companies and industries based on fair value as of March 31, 2020:

Portfolio Company	% of Portfolio	Industry	% of Portfolio
Merx Aviation Finance, LLC	12.0%	Healthcare & Pharmaceuticals	16.7%
Dynamic Product Tankers (Prime), LLC	2.8%	Business Services	12.9%
ChyronHego Corporation	2.5%	Aviation and Consumer Transport	12.5%
MSEA Tankers LLC	2.1%	High Tech Industries	12.3%
Spotted Hawk	1.7%	Transportation – Cargo, Distribution	6.1%
Genesis Healthcare, Inc.	1.6%	Consumer Services	4.4%
Simplifi Holdings, Inc.	1.4%	Beverage, Food & Tobacco	3.5%
Telestream Holdings Corporation	1.3%	Consumer Goods – Non-durable	3.2%
RA Outdoors, LLC (Active Outdoors)	1.3%	Consumer Goods – Durable	2.7%
NFA Group	1.2%	Diversified Investment Vehicles, Banking, Finance, Real Estate	2.6%
Total	27.9%	Total	76.9%

The following table summarizes our top ten portfolio companies and industries based on fair value as of March 31, 2019:

Portfolio Company	% of Portfolio	Industry	% of Portfolio
Merx Aviation Finance, LLC	17.7%	Aviation and Consumer Transport	17.7%
Spotted Hawk	4.5%	Healthcare & Pharmaceuticals	15.1%
Dynamic Product Tankers (Prime), LLC	3.3%	Business Services	14.6%
MSEA Tankers LLC	3.0%	High Tech Industries	7.9%
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)	2.4%	Transportation – Cargo, Distribution	6.7%
Genesis Healthcare, Inc.	2.2%	Energy – Oil & Gas	6.6%
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	1.9%	Consumer Goods – Non-durable	3.9%
PSI Services, LLC	1.8%	Chemicals, Plastics & Rubber	3.5%
RA Outdoors, LLC (Active Outdoors)	1.7%	Aerospace & Defense	3.1%
Aero Operating LLC	1.6%	Diversified Investment Vehicles, Banking, Finance, Real Estate	2.7%
Total	40.1%	Total	81.8%
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
Our Investment Adviser’s due diligence will typically include:
•review of historical and prospective financial information;
•on-site visits;
•interviews with management, employees, customers and vendors of the potential portfolio company;
•review of loan documents;
•background checks; and
•research relating to the company’s management, industry, markets, products and services, and competitors.
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
For example, in addition to seeking a senior position in the capital structure of our portfolio companies, we seek to limit the downside potential of our investments by:
•requiring an expected total return on our investments (including both interest and potential equity appreciation) that compensates us for credit risk;
•generally incorporating call protection into the investment structure where possible; and
•negotiating covenants and information rights in connection with our investments that afford our portfolio companies flexibility in managing their businesses, but which are still consistent with our goal of preserving our capital. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or participation rights. Our investments may include equity features, such as warrants or options to buy a minority interest in the portfolio company. Any warrants we receive with our debt securities generally require only a nominal cost to exercise, and thus, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. We may structure the warrants to provide provisions protecting our rights as a minority-interest holder, as well as puts, or rights to sell such securities back to the company, upon the occurrence of specified events. In many cases, we may also seek to obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights.
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
1.Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of our Investment Adviser who are responsible for the portfolio investment.
2.Preliminary valuation conclusions are then documented and discussed with senior management of our Investment Adviser.
3.Independent valuation firms are engaged by our Board of Directors to conduct independent appraisals by reviewing our Investment Adviser’s preliminary valuations and then making their own independent assessment.
4.The Audit Committee of the Board of Directors reviews the preliminary valuation of our Investment Adviser and the valuation prepared by the independent valuation firms and responds, if warranted, to the valuation recommendation of the independent valuation firms.
5.The Board of Directors discusses valuations and determines in good faith the fair value of each investment in our portfolio based on the input of our Investment Adviser, the applicable independent valuation firm, and the Audit Committee of the Board of Directors.
6.For Level 3 investments entered into within the current quarter, the cost (purchase price adjusted for accreted original issue discount/amortized premium) or any recent comparable trade activity on the security investment shall be considered to reasonably approximate the fair value of the investment, provided that no material change has since occurred in the issuer’s business, significant inputs or the relevant environment.
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

Investment Advisory Management Agreement
Management Services
AIM serves as our investment adviser and is a wholly-owned direct subsidiary of Apollo Global Management. AIM is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Subject to the overall supervision of our Board of Directors, the Investment Adviser manages the day-to-day operations of, and provides investment advisory and management services to, Apollo Investment. Under the terms of the investment advisory management agreement, AIM:
•determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;
•identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); and
•closes and monitors the investments we make.
AIM’s services under the investment advisory management agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired.
Management and Incentive Fee
Pursuant to the investment advisory management agreement, we incur a fee payable to AIM for investment advisory and management services consisting of two components - a base management fee and an incentive fee. For the fiscal years ended March 31, 2020, 2019 and 2018, we accrued $40.36 million, $35.73 million and $47.94 million, respectively, in base management fees and incurred $1.98 million, $21.19 million and $28.71 million, respectively, in performance-based incentive fees.

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
For accounting purposes only, we are required under GAAP to accrue a theoretical capital gains incentive fee based upon net realized capital gains and unrealized capital gain and loss on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no accrual for theoretical capital gains incentive fee for the years ended March 31 2020, 2019 and 2018. It should be noted that a fee so calculated and accrued would not be payable under the Advisers Act or the investment advisory management agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the investment advisory management agreement which specifically excludes consideration of unrealized capital gain.
On January 16, 2019, we entered into a fee offset agreement with AIM in connection with revenue realized by AIM and its affiliates for the management of certain aircraft assets.  We will receive an offsetting credit against total incentive fees otherwise due to AIM under the the investment advisory management agreement.  The amount offset will initially be 20% of the management fee revenue earned and incentive fee revenue realized by AIM and its affiliates in connection with managing aircraft assets on related insurance balance sheets (“New Balance Sheet Investments”), new aircraft managed account capital (“New Managed Accounts”) and new dedicated aircraft funds (“New Aircraft Funds”). Once the aggregate capital raised by New Aircraft Funds or New Managed Accounts and capital invested by the New Balance Sheet Investments exceeds $3 billion cumulatively, the fee offset will step down to 10% of the amount of incremental management fee revenue earned and incentive fee revenue realized by AIM and its affiliates. The fee offset will be in place for seven years, however the incentive fees realized by AIM and its affiliates after this seven-year period from applicable investments that were raised or made within the seven-year period will also be used to offset incentive fees payable to AIM by us. The offset will be limited to the amount of incentive fee payable by the us to AIM and any unapplied fee offset which exceeds the incentive fees payable in a given quarter will carry forward to be credited against the incentive fees payable by us in subsequent quarters.
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

Duration and Termination
The continuation of our investment advisory management agreement was approved by our Board of Directors on May 20, 2020. Unless terminated earlier as described below, it will remain in effect from year to year if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not “interested persons” as defined in the 1940 Act. The investment advisory management agreement will automatically terminate in the event of its assignment. Either party may terminate the investment advisory management agreement without penalty upon not more than 60 days’ written notice to the other party. See “Risk Factors - Risks Relating to our Business and Structure.”
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

At the fiscal years ended March 31, 2020, 2019 and 2018, expenses incurred (net of reimbursements) under the administration agreement were $6.0 million, $6.7 million and $6.7 million, respectively. For administrative expenses accrued during the most recently completed fiscal quarter, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations; Expenses.”

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

Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:
•Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the “1934 Act”), our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports.
•Pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures.
•Pursuant to Rule 13a-15 of the 1934 Act, our management must prepare a report regarding its assessment of our internal control over financial reporting.
•Pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the 1934 Act, our periodic reports must disclose whether there were significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to material weaknesses.
The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.
Available Information
We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements, codes of ethics and other information meeting the informational requirements of the 1934 Act. You may inspect and copy any materials we file with or submit to the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information filed electronically by us with the SEC which are available on the SEC’s Internet site at http://www.sec.gov. In addition, information specifically regarding how we voted proxies relating to portfolio securities for the year ended March 31, 2020 is available without charge, upon request, by calling 212-515-3450. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, Washington, D.C. 20549-0102.
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
Risks Relating to the Current Environment
Major public health issues, and specifically the novel coronavirus (COVID-19), could have an adverse impact on our financial condition and results of operations and other aspects of our business.
The outbreak of the novel coronavirus disease 2019 (“COVID-19”) in many countries continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus increased around the world, many governments have reacted by instituting quarantines, restrictions on travel, bans on public events and on public gatherings, closures of a variety of venues (e.g., restaurants, concert halls, museums, theaters, schools and stadiums, non-essential stores, malls and other entertainment facilities), shelter-in-place orders or other restrictions on operations and businesses. On March 11, 2020, the World Health Organization publicly characterized COVID-19 as a pandemic. On March 13, 2020, the President of the U.S. declared the COVID-19 outbreak a national emergency. The U.S. federal government and U.S. state governments are continuing to implement a variety of actions to mobilize efforts to mitigate the ongoing and expected impact and the Center for Disease Control is implementing its pandemic preparedness and response plans, working on multiple fronts, including providing specific guidance on measures to prepare communities to respond to the local spread of COVID-19 throughout the U.S. Such actions have created disruption in global supply chains, and have adversely impacted a number of industries, such as transportation, hospitality and entertainment. The outbreak has triggered a period of global economic slowdown and is expected to continue having an adverse impact on economic and market conditions.
We are closely monitoring developments related to the COVID-19 pandemic to assess its impact on our business; while, due to the evolving and highly uncertain nature of this event, it currently is not possible to estimate its impact precisely, the COVID-19 pandemic has and continues to impact our business, financial condition, results of operations, liquidity or prospects in a number of ways. For instance, our investment portfolio (and, specifically, the valuations of investment assets we hold) has been, and continues to be, adversely affected as a result of market developments from the COVID-19 pandemic and uncertainty regarding its outcome. Moreover, changes in interest rates, reduced liquidity or a continued slowdown in U.S. or global economic conditions may also adversely affect our business, financial condition, results of operations, liquidity or prospects. Further, extreme market volatility may leave us unable to react to market events in a prudent manner consistent with our historical practices in dealing with more orderly markets. Although it is impossible to predict with certainty the potential full magnitude of the business and economic ramifications, COVID-19 has impacted, and may further impact, our business in various ways, including but not limited to:
•From an operational perspective, our Investment Adviser’s employees, as well as the workforces of our vendors, service providers and counterparties, may also be adversely affected by the COVID-19 pandemic or efforts to mitigate the pandemic, including government-mandated shutdowns, requests or orders for employees to work remotely, and other social distancing measures, in the U.S., which could result in an adverse impact on our ability to conduct our business;
•While the market dislocation caused by COVID-19 may present attractive investment opportunities, due to increased volatility in the financial markets, we may not be able to complete those investments;
•If the impact of COVID-19 continues, we may have more limited opportunities to successfully exit existing investments, due to, among other reasons, lower valuations, decreased revenues and earnings, or lack of potential buyers with financial resources to pursue an acquisition, resulting in a reduced ability to realize value from such investments;

•Our portfolio companies are facing or may face in the future increased credit and liquidity risk due to volatility in financial markets, reduced revenue streams, and limited or higher cost of access to preferred sources of funding, which may result in potential impairment of our investments. Changes in the debt financing markets are impacting, or, if the volatility in financial market continues, may in the future impact, the ability of our portfolio companies to meet their respective financial obligations;
•Borrowers of loans, notes and other credit instruments in our portfolio may be unable to meet their principal or interest payment obligations or satisfy financial covenants, resulting in a decrease in value of our investments and a lower than expected return. In addition, for variable interest instruments, lower reference rates resulting from government stimulus programs in response to COVID-19 could lead to lower interest income;
•Many of our portfolio companies operate in industries that are materially impacted by COVID-19, including but not limited to healthcare, travel, aviation, entertainment and hospitality. Many of these companies are facing operational and financial hardships resulting from the spread of COVID-19 and related governmental measures, such as the closure of stores, restrictions on travel, quarantines or stay-at-home orders. If the disruptions caused by COVID-19 continue and the restrictions put in place are not lifted, the businesses of these portfolio companies could suffer materially or become insolvent, which would decrease the value of our investments;
•The stimulus package provided by the U.S. government and its various agencies to businesses in the U.S., including some of our portfolio companies, restricts the recipient business from taking certain actions, such as dividends and share buybacks. Such limitations may reduce the value of our investments in such companies;
•An extended period of remote working by our Investment Adviser’s employees could strain its technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic; and
•COVID-19 presents a significant threat to our Investment Adviser’s employees’ well-being and morale. While our Advisor has implemented a business continuity plan to protect the health of its employees and has contingency plans in place for key employees or executive officers who may become sick or otherwise unable to perform their duties for an extended period of time, such plans cannot anticipate all scenarios, and our Advisor may experience potential loss of productivity or a delay in the roll out of certain strategic plans.
The impact of COVID-19 may also heighten the other risks discussed in this report.
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
From time to time, capital markets may experience periods of disruption and instability. For example, between 2007 and 2009, the global capital markets experienced an extended period of disruption as evidenced by a lack of liquidity in the debt capital markets, write-offs in the financial services sector, the re-pricing of credit risk and the failure of certain major financial institutions. Despite actions of the United States, federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While market conditions have largely recovered from the events of 2008 and 2009, there have been continuing periods of volatility, some lasting longer than others. Most recently, the outbreak of the novel coronavirus, or COVID-19, in many countries, including the United States, continues to adversely impact domestic and global commercial activity, and has contributed to significant volatility in financial markets in the United States and globally. See “Major public health issues, and specifically the novel coronavirus COVID-19, could have an adverse impact on our financial condition and results of operations and other aspects of our business.”
Additionally, in the latter half of 2015 and continuing through the date of this Annual Report, economic uncertainty and market volatility in China and geopolitical unrest in the Middle East, combined with continued volatility of oil prices, among other factors, have caused disruption in the capital markets, including the markets in which we participate. There can be no assurance that these market conditions will not continue or worsen in the future. During such market disruptions, we may have difficulty raising debt or equity capital especially as a result of regulatory constraints.
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

The occurrence of events similar to those in recent years, such as the aftermath of the war in Iraq, instability in Afghanistan, Pakistan, Egypt, Libya, Syria, Russia, Ukraine and the Middle East, ongoing epidemics of infectious diseases in certain parts of the world, such as the previously mentioned COVID-19 outbreak, terrorist attacks in the U.S. and around the world, social and political discord, debt crises (such as the Greek crisis), sovereign debt downgrades, continued tensions between North Korea and the United States and the international community generally, new and continued political unrest in various countries, such as Venezuela, the exit or potential exit of one or more countries from the European Union (the "EU") or the Economic and Monetary Union (the "EMU"), the change in the U.S. president and the new administration, among others, may result in market volatility, may have long term effects on the U.S. and worldwide financial markets, and may cause further economic uncertainties in the U.S. and worldwide.

On January 31, 2020, the United Kingdom technically withdrew from the EU (“Brexit”), triggering a negotiated transition period during which the United Kingdom remains in the EU single market and customs union and remains subject to EU laws and regulations. The transition period is scheduled to end on December 31, 2020. While the deadline can be extended by one or two years, the U.K. government has limited the flexibility for it to seek an extension and is on record as saying it will not seek an extension. During the transition period, the parties are to negotiate agreements addressing a range of aspects of the future relationship, foremost among them a free trade agreement. It remains unclear which aspects of the future relationship between the U.K. and the EU will, in fact, be agreed by the deadline, or whether certain aspects (for example, trade in goods, but not services) will be addressed and others deferred, or alternatively whether the parties will fail to reach agreement in time on fundamental trade matters, causing the U.K. to default to World Trade Organization rules. The United Kingdom and the EU are therefore in a period of legal, regulatory and political uncertainty. As a consequence of continued uncertainty surrounding Brexit, the financial markets have experienced high levels of volatility. While such uncertainty most directly affects the United Kingdom and the EU, global markets have suffered immediate and significant disruption. It is likely that, in the near term, uncertainty over Brexit will continue to bring about higher levels of uncertainty and volatility. During this period of uncertainty, the negative impact on not only the United Kingdom and European economies, but also the broader global economy, could be significant. This would potentially result in increased market and currency volatility (including volatility of the value of the British pound sterling relative to the United States dollar and other currencies and volatility in global currency markets generally), and illiquidity and lower economic growth for companies that rely significantly on Europe for their business activities and revenues. Once there is clarity, however, the outcomes following the transition period are likely to affect, among others, trade in goods and services (including the regime that will replace the existing passporting regimes for financial and other services); immigration rules and the ability to move employees across borders; legal and regulatory regimes; and market access rules.

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

Should the U.S economy be adversely impacted by increased volatility in the global financial markets caused by continued contagion from the Eurozone crisis, further turbulence in Chinese stock markets and global commodity markets, Brexit or for any other reason, loan and asset growth and liquidity conditions at U.S. financial institutions, including us, may deteriorate.

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

Since the 2008 financial crisis, the Federal Reserve System of the United States (the “Federal Reserve”) has taken actions which have resulted in low interest rates prevailing in the marketplace for a historically long period of time. The Federal Reserve raised its benchmark interest rate by three quarters of a percentage point in 2017 and one percentage point in 2018, while it decreased its benchmark interest rate by three quarters of a percentage point in 2019 and half of a percentage point in March 2020. Higher interest rates generally impact the investment management industry by making it harder to obtain financing for new investments, refinance existing investments or liquidate debt investments, which can lead to reduced investment returns and missed investment opportunities. Consequently, such increases in interest rates may have an adverse impact on our business.

In December 2017, the Trump administration enacted substantial changes to U.S. fiscal and tax policies, which include comprehensive corporate and individual tax reform. In addition, the Trump administration has called for significant changes to U.S. trade, healthcare, immigration, foreign, and government regulatory policy. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or the Trump administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas.

Changes in existing laws or regulations, the interpretations thereof or newly enacted laws or regulations may negatively impact our business.

Changes in laws or regulations governing our operations or the operations of our portfolio companies, or newly enacted laws or regulations, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), Public Law No. 115-97 (the “Tax Cuts and Jobs Act”), the Coronavirus Aid, Relief, and Economic Security Act and the Small Business Credit Availability Act (the “SBCAA”), could require changes to certain of our business, practices or that of our portfolio companies. These changes could negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business, or business of our portfolio companies.

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

There has been ongoing discussion and commentary regarding potential significant changes to United States trade policies, treaties and tariffs. The current administration, along with Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to such trade policies, treaties and tariffs. Tariffs imposed by the Trump administration on products imported into the U.S. and other changes in U.S. trade policy have resulted in, and may continue to trigger, retaliatory actions by affected countries. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

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

The Foreign Corrupt Practices Act (the “FCPA”), and other anti-corruption laws and regulations, as well as anti-boycott regulations, may also apply to and restrict our activities, our portfolio companies and other issuers of our investments. If an issuer or we were to violate any such laws or regulations, such issuer or we may face significant legal and monetary penalties. The U.S. government has indicated that it is particularly focused on FCPA enforcement, which may increase the risk that an issuer or the Company becomes the subject of such actual or threatened enforcement. In addition, certain commentators have suggested that private investment firms and the funds that they manage may face increased scrutiny and/or liability with respect to the activities of their underlying portfolio companies. As such, a violation of the FCPA or other applicable regulations by us or an issuer of our portfolio investments could have a material adverse effect on us. We are committed to complying with the FCPA and other anticorruption laws and regulations, as well as anti-boycott regulations, to which it is subject. As a result, we may be adversely affected because of our unwillingness to enter into transactions that violate any such laws or regulations.

Uncertainty relating to the LIBOR calculation process may adversely affect the value of our portfolio of the LIBOR-indexed, floating-rate debt securities in our portfolio or the cost of our borrowings.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. In addition, in April 2018, the Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, announced the replacement of LIBOR with a new index, calculated by short-term repurchase agreements collateralized by U.S. Treasury securities, called the Secured Overnight Financing Rate, or the “SOFR.” At this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement. Potential changes, or uncertainty related to such potential changes, may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities, or the cost of our borrowings. In addition, changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities, including the value of the LIBOR-indexed, floating-rate debt securities in our portfolio, or the cost of our borrowings. Additionally, if LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest at a lower interest rate, which could have an adverse impact on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our revolving credit facility. If we are unable to do so, amounts drawn under our revolving credit facility may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

Depending on several factors, including those set forth above, and the related costs of negotiating and documenting necessary changes to documentation, our business, financial condition and results of operations could be materially adversely impacted by the market transition or reform of certain reference rates and benchmarks. Other factors include the pace of the transition to replacement or reformed rates, the specific terms and parameters for and market acceptance of any alternative reference rates, prices and liquidity of trading markets for products based on alternative reference rates, and our ability to transition and develop appropriate systems and analytics for one or more alternative reference rates.

If AIC can no longer claim exemption from being deemed a “commodity pool operator” pursuant to Commodity Futures Trading Commission (the “CFTC”) rules, AIC and AIM could be subject to additional regulatory requirements.

In December 2019, the CFTC amended certain rules to require BDCs that trade “commodity interests” (as defined under CFTC rules) to a de minimis extent to file an electronic notice of exclusion to not be deemed a “commodity pool operator” pursuant to CFTC regulations. This exclusion allows BDCs that trade commodity interests to forgo regulation under the CEA and the CFTC. AIM has claimed this exclusion which relieves AIM from registering with the CFTC as the commodity pool operator (“CPO”) of AIC, provided that AIC (i) continues to be regulated by the SEC as a BDC, (ii) allocates no more than a designated percentage of its liquidation value to futures contracts, certain swap contracts and certain other derivative instruments that are within the jurisdiction of the Commodity Exchange Act (collectively, “CEA-regulated products”), and (iii) is not marketed to the public as a commodity pool or as a vehicle for trading in CEA-regulated products. If AIC is unable to claim this exclusion, or fails to do so in the future, with respect to us, AIM would become subject to registration and regulation as a commodity pool operator under the CEA. This additional regulation would subject AIM and AIC to additional registration and regulatory requirements, along with increasing operating expenses which could have a material adverse effect on our business, results of operations or financial condition.

The continued uncertainty relating to the U.S. and global economy could have a negative impact on our business.
Apollo Investment’s business is directly influenced by the economic cycle, and has been and could further be negatively impacted by a downturn in economic activity in the U.S. as well as globally. Fiscal and monetary actions taken by U.S. and non-U.S. government and regulatory authorities could have a material adverse impact on our business. To the extent uncertainty regarding the U.S. or global economy negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be adversely affected. Moreover, Federal Reserve policy, including with respect to certain interest rates and the decision to end its quantitative easing policy, may also adversely affect the value, volatility and liquidity of dividend and interest paying securities. Market volatility, rising interest rates and/or a return to unfavorable economic conditions could adversely affect our business.
Changes to U.S. federal income tax laws could materially and adversely affect us and our stockholders.

The present U.S. federal income tax laws may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of us or an investment in our shares. For example, the Tax Cuts and Jobs Act enacted in 2017 made substantial changes to the Code. Among those changes are a significant permanent reduction in the generally applicable corporate tax rate, changes in the taxation of individuals and other non-corporate taxpayers that generally but not universally reduce their taxes on a temporary basis subject to ‘‘sunset’’ provisions, the elimination or modification of various previously allowed deductions (including substantial limitations on the deductibility of interest and, in the case of individuals, the deduction for personal state and local taxes), certain preferential rates of taxation on certain dividends and certain business income derived by non-corporate taxpayers in comparison to other ordinary income recognized by such taxpayers, and significant changes to the international tax rules.

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
For U.S. federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as original issue discount ("OID"), which may arise if, for example, we receive warrants in connection with the making of a loan or payment-in-kind interest, which represents contractual interest added to the loan balance and typically due at the end of the loan term, or possibly in other circumstances. Such OID is included in income before we receive any corresponding cash payments and could be significant relative to our overall investment activities. Loans structured with these features may represent a higher level of credit risk than loans the interest on which must be paid in cash at regular intervals. We also may be required to include in income certain other amounts that we do not receive in cash.
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
The agreements governing certain of our debt instruments require us to comply with certain financial and operational covenants. These covenants require us to, among other things, maintain certain financial ratios, including asset coverage and minimum stockholders’ equity. As of March 31, 2020, we were in compliance with these covenants. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. In the event of deterioration in the capital markets and pricing levels subsequent to this period, net unrealized loss in our portfolio may increase in the future. Absent an amendment to our senior secured credit facility, continued unrealized loss in our investment portfolio could result in non-compliance with certain covenants.

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
As of March 31, 2020, we had approximately $1,449 million of outstanding borrowings under our senior secured credit facility and $350 million in aggregate amount outstanding of the 2025 Notes. In order for us to cover our annual interest payments on our outstanding indebtedness at March 31, 2020, we must achieve annual returns on our March 31, 2020 total assets of at least 2.1%. The weighted average stated interest rate charged on our principal amount of outstanding indebtedness as of March 31, 2020 was 3.4%. We intend to continue borrowing under our senior secured credit facility in the future and we may increase the size of it or issue additional debt securities or other evidences of indebtedness (although there can be no assurance that we will be successful in doing so). For more information on our indebtedness, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition, Liquidity and Capital Resources.” Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our Investment Adviser’s and our board of directors’ assessments of market and other factors at the time of any proposed borrowing.
Our senior secured credit facility and the 2025 Notes impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC. A failure to renew our senior secured credit facility or to add new or replacement debt facilities or to issue additional debt securities or other evidences of indebtedness could have a material adverse effect on our business, financial condition and results of operations.

The following table illustrates the effect on return to a holder of our common stock of the leverage created by our use of borrowing at the weighted average stated interest rate of 3.4% as of March 31, 2020, together with (a) our total value of net assets as of March 31, 2020; (b) approximately $1,774.3 million in aggregate principal amount of indebtedness outstanding as of March 31, 2020 and (c) hypothetical annual returns on our portfolio of minus 10% to plus 10%.

Assumed Return on Portfolio (Net of Expenses) (1)	(10)%	(5)%	—%	5%	10%
Corresponding Return to Common Stockholders (2)	(34)%	(20)%	(6)%	8%	22%
(1)The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of March 31, 2020. As a result, it has not been updated to take into account any changes in assets or leverage since March 31, 2020.
(2)In order to compute the “Corresponding Return to Common Stockholders,” the “Assumed Return on Portfolio” is multiplied by the total value of our assets at March 31, 2020 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 3.4% by the approximately $1,774.3 million of principal debt outstanding) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of March 31, 2020 to determine the “Corresponding Return to Common Stockholders.”
Effective April 4, 2019, our asset coverage requirement was reduced from 200% to 150%, which may increase the risk of investing with us.
On April 4, 2018, our Board of Directors, including a “required majority” of our Board of Directors, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As a result, effective April 4, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150% (i.e., the revised regulatory leverage limitation permits BDCs to double the amount of borrowings, such that we would be able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us), and the risks associated with an investment in us may have increased.
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
Because we borrow money, and may issue preferred stock to finance investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay dividends on preferred stock and the rate at which we invest these funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase except to the extent we have issued fixed rate debt or preferred stock, which could reduce our net investment income. Our long-term fixed-rate investments are generally financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act and applicable commodities laws. Interest rate hedging activities do not protect against credit risk.

We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming no changes to our balance sheet as of March 31, 2020, a hypothetical one percent increase in LIBOR on our floating rate assets and liabilities would increase our earnings by nine cents per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2020, a hypothetical two percent increase in LIBOR on our floating rate assets and liabilities would increase our earnings by nineteen cents per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2020, a hypothetical three percent increase in LIBOR on our floating rate assets and liabilities would increase our earnings by twenty nine cents per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2020, a hypothetical four percent increase in LIBOR on our floating rate assets and liabilities would increase our earnings by four cents per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2020, a hypothetical one percent decrease in LIBOR on our floating rate assets and liabilities would decrease our earnings by less than three cents per average share over the next twelve months. In addition, we believe that our interest rate matching strategy and our ability to hedge mitigates the effects any changes in interest rates may have on our investment income. Although management believes that this is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase or decrease in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.
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
In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. See “Uncertainty relating to the LIBOR calculation process may adversely affect the value of our portfolio of the LIBOR-indexed, floating-rate debt securities in our portfolio or the cost of our borrowings.”
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
Allocation of Personnel
Potential investment and disposition opportunities are generally approved by one or more investment committees composed of personnel across AGM including Messrs. Widra, Powell, and Ryan and/or by all or a majority of Messrs. Widra, Powell and Ryan depending on the underlying investment type and/or the amount of such investment. Our executive officers and directors, and the partners of our Investment Adviser, AIM, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. Moreover, we note that, notwithstanding the difference in principal investment objectives between us and other AGM funds, such other AGM sponsored funds, including new affiliated potential pooled investment vehicles or managed accounts not yet established (whether managed or sponsored by AGM or AIM itself), have and may from time to time have overlapping investment objectives with us and, accordingly, invest in, whether principally or secondarily, asset classes similar to those targeted by us. To the extent such other investment vehicles have overlapping investment objectives, the scope of opportunities otherwise available to us may be adversely affected and/or reduced. As a result, certain partners of AIM may face conflicts in their time management and commitments as well as in the allocation of investment opportunities to other AGM funds. In addition, in the event such investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, AIM our desired investment portfolio may be adversely affected. Although AIM endeavors to allocate investment opportunities in a fair and equitable manner, it is possible that we may not be given the opportunity to participate in certain investments made by investment funds managed by AIM or investment managers affiliated with AIM.
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
Our investments may include OID and PIK interest arrangements, which represents contractual interest added to a loan balance and due at the end of such loan’s term. To the extent OID or PIK interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:
•The higher interest rates of OID and PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and OID and PIK instruments generally represent a significantly higher credit risk than coupon loans.
•Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation.
•OID and PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. OID and PIK income may also create uncertainty about the source of our cash distributions.
•Capitalizing PIK interest to loan principal increases our gross assets, thus increasing our Investment Adviser’s future base management fees, and increases future investment income, thus increasing our Investment Adviser’s future income incentive fees at a compounding rate.
•Market prices of zero-coupon or PIK securities may be affected to a greater extent by interest rate changes and may be more volatile than securities that pay interest periodically and in cash.

•For accounting purposes, any cash distributions to stockholders representing OID and PIK income are not designated as paid-in capital, even if the cash to pay them derives from offering proceeds. As a result, despite the fact that a distribution representing OID and PIK income could be paid out of amounts invested by our stockholders, the 1940 Act does not require that stockholders be given notice of this fact by reporting it as a return of capital.

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

We may distribute taxable dividends that are payable in cash and shares of our common stock at the election of each stockholder. The Internal Revenue Service has issued guidance on cash/stock dividends paid by publicly traded RICs where certain requirements are satisfied, including that the cash component is at least 20% (or, for dividends declared on or after April 1, 2020, and on or before December 31, 2020, at least 10%). Stockholders receiving such dividends will be required to include the full amount of the dividend (including the portion payable in stock) as ordinary income (or, in certain circumstances, long-term capital gain) to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock. It is unclear whether and to what extent we would choose to pay taxable dividends in cash and common stock.

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

Our business and the business of our portfolio companies relies upon secure information technology systems for data processing, storage and reporting. Despite careful security and controls design, implementation and updating, our and our portfolio company’s information technology systems could become subject to cyber-attacks. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through “hacking”, malicious software coding, social engineering or “phishing” attempts) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of service attacks on websites (i.e., efforts to make network services unavailable to intended users). Our employees and the Investment Adviser’s employees have been and expect to continue to be the target of fraudulent calls, emails and other forms of activities. Network, system, application and data breaches could result in operational disruptions or information misappropriation, which could have a material adverse effect on our business, results of operations and financial condition or the business, results of operations and financial conditions of our portfolio companies.

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
Our business is dependent on our Investment Adviser and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:
•sudden electrical or telecommunications outages;
•natural disasters such as earthquakes, tornadoes and hurricanes;
•disease pandemics;
•events arising from local or larger scale political or social matters, including terrorist acts; and
•cyber-attacks.
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
Crude oil and natural gas prices historically have been volatile and likely will continue to be volatile given current geopolitical conditions and the recent dramatic decrease in oil prices during the first and second quarter of 2020. The prices for crude oil and natural gas are subject to a variety of factors beyond our control, such as the domestic and foreign supply of crude oil and natural gas; consumer demand for crude oil and natural gas, and market expectations regarding supply and demand. These factors and the volatility of the energy markets make it extremely difficult to predict price movements. Accordingly, our portfolio companies in the energy sector are at risk for the volatility in crude oil and natural gas prices. A prolonged decline in crude oil and/or natural gas prices may have an adverse effect on our business, financial condition and/or operating results.
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
Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. See "Major public health issues, and specifically the novel coronavirus (COVID-19), could have an adverse impact on our financial condition and results of operations and other aspects of our business". Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods if we are required to write down the values of our investments. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.
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
As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments, if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could be found to be in violation of the 1940 Act provisions applicable to BDCs. This would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

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

European countries generally have relatively strict environmental regulations that can restrict operational flexibility and decrease aircraft productivity. The European Parliament has confirmed that all emissions from flights within the EU are subject to the ETS requirement, even those emissions that are emitted outside of the EU. The EU suspended the enforcement of the ETS requirements for international flights outside of the EU due to a proposal issued by the ICAO in October 2013 to develop a global program to reduce international aviation emissions. In 2016, the ICAO passed a resolution adopting the Carbon Offsetting and Reduction Scheme for International Aviation (“CORSIA”), which is a global, market-based emissions offset program to encourage carbon-neutral growth beyond 2020. A pilot phase is scheduled to begin in 2021 in which countries may voluntarily participate, and full mandatory participation is scheduled to begin in 2027. ICAO continues to develop details regarding implementation, but compliance with CORSIA will increase operating costs for affected portfolio companies. Any of these regulations could limit the economic life of the aircraft and engines, reduce their value, limit our portfolio companies’ ability to lease or sell the non-compliant aircraft and engines or, if engine modifications are permitted, require our portfolio companies to make significant additional investments in the aircraft and engines to make them compliant. In addition, compliance with current or future regulations, taxes or duties imposed to deal with environmental concerns could cause our portfolio companies to incur higher costs, thereby generating lower net revenues and resulting in an adverse impact on the financial condition of such portfolio companies.
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
On November 19, 2018, the Company amended and restated the senior secured credit facility from the previous December 22, 2016 amendment. The amended and restated agreement increased lenders’ commitments from $1.19 billion to $1.59 billion, extended the final maturity date through November 19, 2023 and included a provision which allows the Company to increase the total commitments under the existing revolving facility up to an aggregate principal amount of $2.385 billion from new or existing lenders on the same terms and conditions as the existing commitments. On February 28, 2019, the Company entered into an amendment to its senior secured credit facility to increase the multicurrency commitments under the senior secured credit facility by $50 million from $1.59 billion to $1.64 billion pursuant to the accordion provisions therein. On May 31, 2019, the Company entered into an amendment to its Senior Secured Facility to increase the multicurrency commitments by $70 million from $1.64 billion to $1.71 billion. On March 13, 2020, the Company entered into an amendment to its Senior Secured Facility to increase the multicurrency commitments by $100 million from $1.71 billion to $1.81 billion. The senior secured credit facility is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. Commencing November 30, 2022, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the senior secured credit facility as of November 19, 2022. In addition, the stated interest rate on the facility remains as a formula-based calculation based on a minimum borrowing base, resulting in a stated interest rate, depending on the type of borrowing, of (a) either LIBOR plus 1.75% per annum or LIBOR plus 2.00% per annum, or (b) either Alternate Base Rate plus 0.75% per annum or Alternate Base Rate plus 1% per annum. Alternate Base Rate means, for any day, a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate for such day plus 1/2 of 1% and (c) the rate per annum equal to 1% plus the rate appearing on Reuters Screen LIBOR01 Page at approximately 11:00 A.M., London time, on such day, for US Dollar deposits with a term of one month. As of March 31, 2020, the stated interest rate on the facility was LIBOR plus 2.00%. The Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the senior secured credit facility and participation fees and fronting fees totaling 2.25% per annum on the letters of credit issued.
There can be no assurance that we will be able to renew, extend or replace the senior secured credit facility upon the termination of the lenders’ obligations to make new loans or the senior secured credit facility’s final maturity on terms that are favorable to us, if at all. Our ability to renew, extend or replace the senior secured credit facility will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to renew, extend or replace the senior secured credit facility at the time of the termination of the lenders’ obligations to make new loans or the senior secured credit facility’s final maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC.
Our unsecured notes mature in 2025, and any inability to replace or repay our unsecured notes could adversely impact our liquidity and ability to fund new investments or maintain distributions to our stockholders.
On March 3, 2015, we issued $350 million aggregate principal amount of 5.250% senior unsecured notes due March 3, 2025 (the “2025 Notes”).

There can be no assurance that we will be able to replace the 2025 Notes upon their maturity on terms that are favorable to us, if at all. Our ability to replace the 2025 Notes will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to replace or repay the 2025 Notes at the time of their maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC.

The trading market or market value of our debt securities may fluctuate.
Our publicly issued debt securities may or may not have an established trading market. We cannot assure you that a trading market for debt securities will ever develop or be maintained if developed. In addition to our creditworthiness, many factors may materially adversely affect the trading market for, and market value of, debt securities we may issue. These factors include, but are not limited to, the following:
•the time remaining to the maturity of these debt securities;
•the outstanding principal amount of debt securities with terms identical to these debt securities;
•the ratings assigned by national statistical ratings agencies;
•the general economic market environment;
•the supply of debt securities trading in the secondary market, if any;
•the redemption or repayment features, if any, of these debt securities;
•the level, direction and volatility of market interest rates generally; and
•market rates of interest higher or lower than rates borne by the debt securities.
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
As a RIC, we will be subject to a 4% non-deductible federal excise tax on certain undistributed income unless we distribute in a timely manner for each calender year an amount at least equal to the sum of (1) 98% of our ordinary income for that calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years. We will not be subject to excise taxes on amounts on which we are required to pay corporate income taxes (such as retained net capital gains). Finally, if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to liquidate some of our investments and raise cash in order to make cash distribution payments.
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
The market price and liquidity of the market for our securities may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
•volatility in the market price and trading volume of securities of business development companies or other companies in our sector, which are not necessarily related to the operating performance of these companies;
•changes in regulatory policies or tax guidelines, particularly with respect to RICs or business development companies;
•the inclusion or exclusion of our common stock from certain indices;
•changes in law, regulatory policies or tax guidelines, or interpretations thereof, particularly with respect to RICs or BDCs;
•loss of RIC status;
•changes in earnings or variations in operating results;
•changes in the value of our portfolio of investments;

•any shortfall in investment income or net investment income or any increase in losses from levels expected by investors or securities analysts;
•departure of AIM’s key personnel;
•operating performance of companies comparable to us;
•short-selling pressure with respect to shares of our common stock or BDCs generally;
•uncertainty surrounding the strength of the U.S. economic recovery;
•concerns regarding volatility in the Chinese stock market and Chinese currency;
•concerns regarding continued volatility of oil prices;
•uncertainty between the U.S. and other countries with respect to trade policies, treaties and tariffs;
•general economic trends and other external factors; and
•loss of a major funding source.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of March 31, 2020, we did not own any real estate or other physical properties materially important to our operations. Our administrative and principal executive offices are located at 3 Bryant Park, New York, NY 10036 and 9 West 57th Street, New York, NY 10019, respectively. We believe that our office facilities are suitable and adequate for our business as it is currently conducted.

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
On May 20, 2013, the Company was named as a defendant in a complaint by the bankruptcy trustee of DSI Renal Holdings and related companies (“DSI”). The complaint alleges, among other things, that the Company participated in a “fraudulent conveyance” involving a restructuring and subsequent sale of DSI in 2010 and 2011. The complaint seeks, jointly and severally from all defendants, (1) damages of approximately $425 million, of which the Company’s share would be approximately $41 million, and the return of 9,000 shares of common stock of DSI obtained by the Company in the restructuring and sale and (2) punitive damages. At this point in time, the Company is unable to assess whether it may have any liability in this action. On July 20, 2017, the United States Bankruptcy Court for the District of Delaware, where the action is pending, granted in part and denied in part the Company’s (and other defendants’) motion to dismiss the complaint. Discovery has concluded, and on April 30, 2019, defendants (including the Company) filed motions for partial summary judgment. On February 4, 2020, the court granted defendants’ summary judgment motion to cap exposure on fraudulent transfer claims at the amount of creditor claims in the estate; it denied as premature that motion with respect to common law claims. Defendants moved to reconsider that decision, which motion was denied. No trial date has been set. The Company has not made any determination that this action is or may be material to the Company and intends to vigorously defend itself.
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
The following table sets forth, for the quarterly reporting periods indicated, the net asset value (“NAV”) per share of our common stock and the high and low sales price for our common stock, as reported on the NASDAQ Global Select Market, and distributions per share information:

	NAV Per Share (1)	Sales Price		Premium (Discount) of High Sales Price to NAV (2)	Premium (Discount) of Low Sales Price to NAV (2)	Distributions Declared
		High	Low
Year Ended March 31, 2020
Fourth quarter	$15.70	$17.74	$5.20	13.0%	(66.9)%	$0.45
Third quarter	18.27	18.33	15.18	0.3%	(16.9)%	0.45
Second quarter	18.69	17.00	15.61	(9.1)%	(16.5)%	0.45
First quarter	19.00	16.52	15.12	(13.1)%	(20.4)%	0.45
Year Ended March 31, 2019
Fourth quarter	$19.06	$15.98	$12.26	(16.1)%	(35.7)%	$0.45
Third quarter	19.03	16.58	12.05	(12.9)%	(36.7)%	0.45
Second quarter	19.40	18.00	16.26	(7.2)%	(16.2)%	0.45
First quarter	19.42	17.55	15.54	(9.6)%	(20.0)%	0.45
____________________
*Numbers prior to December 31, 2018 have been retroactively adjusted for all periods presented due to the reverse stock split that was effective as of the close of business on November 30, 2018
(1)NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of the relevant quarter.
(2)Calculated using the respective high or low sales price divided by the net asset value per share at the end of the relevant quarter.
While our common stock has from time to time traded in excess of our net asset value, there can be no assurance, however, that it will trade at such a premium (to NAV) in the future. The last reported closing market price of our common stock on May 20, 2020 was $9.14 per share. As of May 20, 2020, we had 55 stockholders of record.
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
Year Ended March 31, 2020
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
None.

Issuer Purchases of Equity Securities
The Company adopted the following plans, approved by the Board of Directors, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the 1934 Act (the “Repurchase Plans”):

Date of Adoption	Maximum Cost of Shares That May Be Repurchased		Cost of Shares Repurchased		Remaining Cost of Shares That May Be Repurchased
August 6, 2015	$50.0	million	$50.0	million	$—
December 14, 2015	50.0	million	50.0	million	—
September 14, 2016	50.0	million	50.0	million	—
October 30, 2018	50.0	million	50.0	million	—
February 6, 2019	50.0	million	23.1	million	26.9	million
Total as of March 31, 2020	$250.0	million	$223.1	million	$26.9	million
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
Under the Repurchase Plans described above, the Company allocated the following amounts to be repurchased in accordance with SEC Rule 10b5-1 (the “10b5-1 Repurchase Plans”):

Effective Date	Termination Date	Amount Allocated to 10b5-1 Repurchase Plans
September 15, 2015	November 5, 2015	$5.0	million
January 1, 2016	February 5, 2016	10.0	million
April 1, 2016	May 19, 2016	5.0	million
July 1, 2016	August 5, 2016	15.0	million
September 30, 2016	November 8, 2016	20.0	million
January 4, 2017	February 6, 2017	10.0	million
March 31, 2017	May 19, 2017	10.0	million
June 30, 2017	August 7, 2017	10.0	million
October 2, 2017	November 6, 2017	10.0	million
January 3, 2018	February 8, 2018	10.0	million
June 18, 2018	August 9, 2018	10.0	million
September 17, 2018	October 31, 2018	10.0	million
December 12, 2018	February 7, 2019	10.0	million
February 25, 2019	May 17, 2019	25.0	million
March 18, 2019	May 17, 2019	10.0	million
June 4, 2019	August 7, 2019	25.0	million
June 17, 2019	August 7, 2019	20.0	million
September 16, 2019	November 6, 2019	20.0	million
December 6, 2019	February 5, 2020	25.0	million
December 16, 2019	February 5, 2020	15.0	million
March 12, 2020	March 19, 2020	20.0	million

The following table presents information with respect to the Company’s purchases of its common stock since adoption of the Repurchase Plans through March 31, 2020:

Month	Total Number of Shares Purchased	Average Price Paid Per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans
August 2015	510,000	$19.71	510,000	$40.0	million
September 2015	603,466	18.46	603,466	28.8	million
November 2015	1,116,666	18.10	1,116,666	8.6	million
December 2015	627,443	17.58	627,443	47.6	million
January 2016	670,708	14.91	670,708	37.6	million
June 2016	362,933	16.73	362,933	31.5	million
July 2016	16,491	16.53	16,491	31.2	million
August 2016	596,294	17.67	596,294	20.7	million
September 2016	411,523	18.13	411,523	63.2	million
October 2016	527,417	17.82	527,417	53.8	million
November 2016	239,289	17.45	239,289	49.6	million
August 2017	33,333	17.96	33,333	49.0	million
September 2017	186,767	17.98	186,767	45.7	million
October 2017	144,867	17.96	144,867	43.1	million
November 2017	64,500	17.79	64,500	41.9	million
December 2017	50,100	17.89	50,100	41.0	million
January 2018	577,386	17.32	577,386	31.0	million
February 2018	70,567	16.23	70,567	29.9	million
May 2018	263,667	17.12	263,667	25.4	million
June 2018	198,601	16.94	198,601	22.0	million
July 2018	8,867	16.75	8,867	21.9	million
August 2018	502,767	17.11	502,767	13.3	million
September 2018	444,467	16.54	444,467	5.9	million
October 2018	160,800	16.46	160,800	53.3	million
November 2018	595,672	15.81	595,672	43.9	million
December 2018	741,389	13.49	741,359	33.9	million
February 2019	19,392	15.16	19,392	83.6	million
March 2019	291,426	15.40	291,426	79.1	million
April 2019	44,534	15.23	44,534	78.4	million
May 2019	298,026	15.93	298,026	73.6	million
June 2019	607,073	15.97	607,073	63.9	million
July 2019	89,610	16.10	89,610	62.5	million
August 2019	758,020	16.15	758,020	50.3	million
September 2019	32,371	16.26	32,371	49.7	million
October 2019	495,464	15.65	495,464	42.0	million
November 2019	6,147	15.91	6,147	41.9	million
March 2020	1,286,565	11.62	1,286,565	26.9	million
Total	13,654,608	$16.34	13,654,578
____________________
* The average price per share is inclusive of commissions.

Stock Performance Graph
This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index, the Russell 2000 Financial Services Index, and the S&P Small Cap 600 Financials Index, for the period March 31, 2015 through March 31, 2020. The graph assumes that, on March 31, 2015, a person invested $100 in each of the following: our common stock, the S&P 500 Index, the Russell 2000 Financial Services Index, and the S&P Small Cap 600 Financials Index. The graph measures total stockholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities.

$200
$175
$150
$125
$100
$75
$50
$25
$0
3/31/2015
3/31/2016
3/31/2017
3/31/2018
3/31/2019
3/31/2020
Apollo Investment Corporation
Russell 2000 Financial Services Index
S&P 500 Index
S&P Small Cap 600 Financials Index

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

	Year Ended March 31,
	2020	2019	2018	2017	2016
Summary of Operations
Total investment income	$276,916	$255,076	$259,287	$279,862	$379,745
Net expenses	131,642	127,327	125,900	130,619	186,488
Net investment income	145,274	127,749	133,387	149,243	193,257
Net realized and change in unrealized gains (losses)	(261,338)	(55,803)	(46,358)	(130,873)	(237,783)
Net increase (decrease) in net assets resulting from operations	(116,064)	71,946	87,029	18,370	(44,526)
Per Share Data
Net asset value	$15.70	$19.06	$19.67	$20.22	$21.84
Net investment income	2.16	1.81	1.83	2.01	2.49
Earnings (loss) per share — basic	(1.73)	1.02	1.19	0.25	(0.57)
Earnings (loss) per share — diluted (1)	N/A	N/A	N/A	N/A	(0.57)
Distributions declared	1.80	1.80	1.80	1.95	2.40
Balance Sheet Data
Total assets (2)	$2,871,058	$2,497,797	$2,311,810	$2,410,120	$3,078,637
Total debt outstanding (2)	1,794,617	1,128,686	789,846	848,449	1,312,960
Net assets	1,024,315	1,312,627	1,418,086	1,481,797	1,645,581
Other Data
Total return (3)	(48.62)%	8.31%	(12.06)%	31.44%	(17.53)%
Number of portfolio companies at year end	152	113	90	86	89
Total portfolio investments for the year	$1,866,272	$1,278,060	$1,049,363	$601,065	$1,088,517
Investment sales and repayments for the year	$1,265,631	$1,086,779	$1,153,978	$1,094,634	$1,338,689
Weighted average yield on debt portfolio at year end (4)	8.7%	10.2%	10.7%	10.3%	11.0%
Weighted average yield on total portfolio at year end (5)	8.0%	9.6%	9.6%	8.7%	9.8%
Weighted average shares outstanding — basic	67,228,771	70,645,944	72,874,613	74,138,358	77,518,605
Weighted average shares outstanding — diluted (1)	N/A	N/A	N/A	N/A	77,518,605
____________________
(1)In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. For the years ended March 31, 2020, March 31, 2019, March 31, 2018 and March 31, 2017, the Company did not have any convertible notes. As such, diluted EPS and diluted weighted average shares outstanding were not applicable. For the years ended March 31, 2016 anti-dilution would total $0.12.
(2)Numbers prior to March 31, 2017 were updated due to the retrospective application of the new accounting pronouncements (ASU 2015-03 and ASU 2015-15) adopted as of April 1, 2016.
(3)Total return is based on the change in market price per share and takes into account distributions, if any, reinvested in accordance with Apollo Investment’s dividend reinvestment plan.
(4)Exclusive of investments on non-accrual status.
(5)Inclusive of all income generating investments, non-income generating investments and investments on non-accrual status.

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
•the current and future effects of the COVID-19 pandemic on us and our portfolio companies; and
•the timing of cash flows, if any, from the operations of our portfolio companies.
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
Overview
Apollo Investment Corporation (the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” or “our”) was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. We commenced operations on April 8, 2004 upon completion of our initial public offering that raised $870 million in net proceeds from selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through March 31, 2020, we have raised approximately $2.21 billion in net proceeds from additional offerings of common stock and we have repurchased common stock for $223.1 million.

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
COVID-19 Developments
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) a pandemic, which has resulted in uncertainty and disruption in the global economy and financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential businesses. Such actions are creating disruption in global supply chains, and adversely impacting many industries. While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our portfolio companies, for an indefinite period of time.

Depending on the duration and extent of the disruption to the operations of our portfolio companies, we expect that certain portfolio companies will experience financial distress and possibly default on their financial obligations to us and their other capital providers. We also expect that some of our portfolio companies may significantly curtail business operations, furlough or lay off employees and terminate service providers, and defer capital expenditures if subjected to prolonged and severe financial distress, which would likely impair their business on a permanent basis. These developments would likely result in a decrease in the value of our investment in any such portfolio company.

The COVID-19 pandemic and the related disruption and financial distress experienced by our portfolio companies may have material adverse effects on our investment income, particularly our interest income, received from our investments. In connection with the adverse effects of the COVID-19 pandemic, we may need to restructure our investments in some of our portfolio companies, which could result in reduced interest payments, an increase in the amount of PIK interest we receive, or result in permanent impairments on our investments. As of March 31, 2020, the fair value of our investments has been adversely impacted by the COVID-19 pandemic. Our investment valuations are inherently less certain than they would be absent the current and potential impacts of COVID-19 and the values assigned as of this date may materially differ from the values that may ultimately be realized. The downturn in the aviation industry from COVID-19 has resulted in Merx Aviation recording impairment losses related to aircraft leasing and impacted its financial condition. This may result in the further unrealized depreciation in value on the Company’s investments in Merx. Further, any additional write downs in the value of our investments may reduce our net asset value. These events may also limit our investment origination pipeline and may increase our future funding costs.

We have had a significant reduction in our net change in unrealized losses as of March 31, 2020 as compared to March 31, 2019, which is primarily the result of the impact of the COVID-19 pandemic. The decrease primarily resulted from an increase in the aggregate unrealized depreciation of our investment portfolio resulting from decreases in the fair value of some of our portfolio company investments primarily due to the immediate adverse economic effects of the COVID-19 pandemic and the continuing uncertainty surrounding its long-term impact, as well as the re-pricing of credit risk in the broadly syndicated credit market. We believe that the COVID-19 pandemic represents an extraordinary circumstance that materially impacts the fair value of our investments. As a result, the fair value of our portfolio investments may be negatively impacted after March 31, 2020 by circumstances and events that are not yet known.

We are also subject to financial risks, including changes in market interest rates. As of March 31, 2020, all of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.
Investments
Our investment objective is to generate current income and capital appreciation. We invest primarily in various forms of debt investments, including secured and unsecured debt, loan investments, and/or equity in private middle-market companies. We may also invest in the securities of public companies and in structured products and other investments such as collateralized loan obligations (“CLOs”) and credit-linked notes (“CLNs”). Our portfolio is comprised primarily of investments in debt, including secured and unsecured debt of private middle-market companies that, in the case of senior secured loans, generally are not broadly syndicated and whose aggregate tranche size is typically less than $250 million. Our portfolio may also include equity interests such as common stock, preferred stock, warrants or options.
Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment, the competitive environment for the types of investments we make and, more recently, market disruptions due to COVID-19.. As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of March 31, 2020, non-qualifying assets represented approximately 17.2% of the total assets of the Company.
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

Expenses
For all investment professionals of AIM and their staff, when and to the extent engaged in providing investment advisory and management services to us, the compensation and routine overhead expenses of that personnel which is allocable to those services are provided and paid for by AIM. We bear all other costs and expenses of our operations and transactions, including those relating to:
•investment advisory and management fees;
•expenses incurred by AIM payable to third parties, including agents, consultants or other advisors, in monitoring our financial and legal affairs and in monitoring our investments and performing due diligence on our prospective portfolio companies;
•calculation of our net asset value (including the cost and expenses of any independent valuation firm);
•direct costs and expenses of administration, including independent registered public accounting and legal costs;
•costs of preparing and filing reports or other documents with the SEC;
•interest payable on debt, if any, incurred to finance our investments;
•offerings of our common stock and other securities;
•registration and listing fees;
•fees payable to third parties, including agents, consultants or other advisors, relating to, or associated with, evaluating and making investments;
•transfer agent and custodial fees;
•taxes;
•independent directors’ fees and expenses;
•marketing and distribution-related expenses;
•the costs of any reports, proxy statements or other notices to stockholders, including printing and postage costs;
•our allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;
•organizational costs; and
•all other expenses incurred by us or the Administrator in connection with administering our business, such as our allocable portion of overhead under the administration agreement, including rent and our allocable portion of the cost of our Chief Financial Officer, Chief Legal Officer and Chief Compliance Officer and their respective staffs.
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

Portfolio and Investment Activity
Our portfolio and investment activity during the years ended March 31, 2020 and March 31, 2019 was as follows:

	Year Ended March 31,
(in millions)*	2020	2019
Investments made in portfolio companies	$1,866.3	$1,278.1
Investments sold	(167.1)	(205.2)
Net activity before repaid investments	1,699.1	1,072.8
Investments repaid	(1,098.5)	(881.6)
Net investment activity	$600.6	$191.3

Portfolio companies at beginning of period	113	90
Number of new portfolio companies	60	42
Number of exited portfolio companies	(21)	(19)
Portfolio companies at end of period	152	113

Number of investments made in existing portfolio companies	87	46
____________________
*Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of March 31, 2020 and March 31, 2019 were as follows:

	March 31, 2020	March 31, 2019
Portfolio composition, at fair value:
First lien secured debt	81%	66%
Second lien secured debt	13%	23%
Total secured debt	94%	89%
Unsecured debt	—	—
Structured products and other	0%	2%
Preferred equity	0%	1%
Common equity/interests and warrants	6%	8%
Weighted average yields, at amortized cost (1):
First lien secured debt (2)	8.5%	9.9%
Second lien secured debt (2)	10.2%	11.4%
Secured debt portfolio (2)	8.7%	10.2%
Unsecured debt portfolio (2)	—	—
Total debt portfolio (2)	8.7%	10.2%
Total portfolio (3)	8.0%	9.6%
Interest rate type, at fair value (4):
Fixed rate amount	—	—
Floating rate amount	$2.2 billion	$1.5 billion
Fixed rate, as percentage of total	—	—
Floating rate, as percentage of total	100%	100%
Interest rate type, at amortized cost (4):
Fixed rate amount	—	—
Floating rate amount	$2.3 billion	$1.5 billion
Fixed rate, as percentage of total	—	—
Floating rate, as percentage of total	100%	100%
____________________
(1)An investor’s yield may be lower than the portfolio yield due to sales loads and other expenses.
(2)Exclusive of investments on non-accrual status.
(3)Inclusive of all income generating investments, non-income generating investments and investments on non-accrual status.
(4)The interest rate type information is calculated using the Company’s corporate debt portfolio and excludes aviation, oil and gas, structured credit, renewables, shipping, commodities and investments on non-accrual status.
Since the initial public offering of Apollo Investment in April 2004 and through March 31, 2020, invested capital totaled $21.2 billion in 538 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 100 different financial sponsors.
Recent Developments
On January 3, 2020, James C. Zelter, a member of the Board of Directors of the Company, tendered a letter of resignation from the Board effective immediately, which was accepted by the Board. There was no disagreement between Mr. Zelter and the Company on any matter relating to the Company's operations, policies or practices. In accordance with the Company’s Articles of Incorporation, the number of directors will remain ten. The Board may seek to fill the resulting vacancy. Mr. Zelter will continue to serve as Co-President of AGM.

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
As of March 31, 2020, $2.79 billion or 100.0% of the Company’s investments were classified as Level 3. The high proportion of Level 3 investments relative to our total investments is directly related to our investment philosophy and target portfolio, which consists primarily of long-term secured debt, as well as unsecured and mezzanine positions of private middle-market companies. A fundamental difference exists between our investments and those of comparable publicly traded fixed income investments, namely high-yield bonds, and this difference affects the valuation of our private investments relative to comparable publicly traded instruments.
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
1.Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of our Investment Adviser who are responsible for the portfolio investment.
2.Preliminary valuation conclusions are then documented and discussed with senior management of our Investment Adviser.
3.Independent valuation firms are engaged by our Board of Directors to conduct independent appraisals by reviewing our Investment Adviser’s preliminary valuations and then making their own independent assessment.
4.The Audit Committee of the Board of Directors reviews the preliminary valuation of our Investment Adviser and the valuation prepared by the independent valuation firms and responds, if warranted, to the valuation recommendation of the independent valuation firms.
5.The Board of Directors discusses valuations and determines in good faith the fair value of each investment in our portfolio based on the input of our Investment Adviser, the applicable independent valuation firm, and the Audit Committee of the Board of Directors.
6.For Level 3 investments entered into within the current quarter, the cost (purchase price adjusted for accreted original issue discount/amortized premium) or any recent comparable trade activity on the security investment shall be considered to reasonably approximate the fair value of the investment, provided that no material change has since occurred in the issuer’s business, significant inputs or the relevant environment.

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides a valuation. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered in the valuation process of independent valuation firms. During the year ended March 31, 2020, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.
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
Results of Operations
For information regarding results of operations for the year ended March 31, 2018, see the Company's Form 10-K for the fiscal year ended March 31, 2019.

Operating results for the years ended March 31, 2020 and 2019 were as follows:

	Year Ended March 31,
(in millions)*	2020	2019
Investment Income
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$249.6	$223.1
Dividend income	8.8	15.3
PIK interest income	10.9	8.6
Other income	7.6	8.1
Total investment income	$276.9	$255.1
Expenses
Management and performance-based incentive fees, net of amounts waived	$42.3	$51.4
Interest and other debt expenses, net of reimbursements	73.3	58.0
Administrative services expense, net of reimbursements	6.0	6.5
Other general and administrative expenses	10.0	11.4
Net Expenses	$131.6	$127.3
Net Investment Income	$145.3	$127.8
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$(6.3)	$(50.0)
Net change in unrealized gains (losses)	(255.0)	(5.8)
Net Realized and Change in Unrealized Gains (Losses)	$(261.3)	$(55.8)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(116.0)	$72.0

Net Investment Income on Per Average Share Basis (1)	$2.16	$1.81
Earnings per share — basic (1)	$(1.73)	$1.02
____________________
*Totals may not foot due to rounding.
(1)Based on the weighted average number of shares outstanding for the period presented.

Total Investment Income
For the year ended March 31, 2020 as compared to the year ended March 31, 2019
The increase in total investment income of $21.8 million for the year ended March 31, 2020 compared to the year ended March 31, 2019 was primarily driven by the increase in total interest income (including PIK) of $28.9 million. The increase in total interest income (including PIK) was due to an increase in the income-bearing investment portfolio. This was partially offset by a decrease in average yield for the total debt portfolio to 9.4% from 10.4%. Furthermore, there was a increase in prepayment fees and income recognized from the acceleration of discount, premium, or deferred fees on repaid investments which totaled $9.2 million and $8.4 million for the year ended March 31, 2020 and year ended March 31, 2019, respectively. The decrease in dividend income of $6.5 million was due to a decrease in dividends from Merx Aviation Finance, LLC, which totaled $2.5 million for the year ended March 31, 2020 compared to $9.4 million for the year ended March 31, 2019. Furthermore, there was a decrease in other income of $0.5 million primarily due to lower bridge fees.
Net Expenses
For the year ended March 31, 2020 as compared to the year ended March 31, 2019
The increase in net expenses of $4.3 million for the year ended March 31, 2020 compared to the year ended March 31, 2019 was primarily due to the increase in interest and other debt expenses. The increase of interest and other debt expenses of $15.2 million was due to the change in the average debt outstanding and net leverage from $0.99 billion and 0.83x, respectively during the year ended March 31, 2019, to $1.53 billion and 1.71x, respectively during the year ended March 31, 2020. This was partially offset by the decrease in the weighted average interest cost from 5.31% for the year ended March 31, 2019 to 4.42% for the year ended March 31, 2020. The increase in net expenses was partially offset by a decrease in management and performance-based incentive fees (net of amounts waived) of $9.0 million which was due to lower performance based incentive fee expenses (net of amounts waived) of $1.9 million for the year ended March 31, 2020 from $15.6 million for the year ended March 31, 2019. Performance based incentive fees for the year ended March 31, 2020 were lower as a total return based fee became effective January 1, 2019. Furthermore, the decrease of $1.4 million in other general and administrative expenses was primarily due to a decrease in legal fees from $5.2 million for the year ended March 31, 2019 to $3.5 million for the year ended March 31, 2020.
Net Realized Gains (Losses)
During the year ended March 31, 2020, we recognized gross realized gains of $18.2 million and gross realized losses of $24.5 million, resulting in net realized losses of $6.3 million. Significant realized gains (losses) for the year ended March 31, 2020 are summarized below:

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
Net Change in Unrealized Gains (Losses)
During the year ended March 31, 2020, we recognized gross unrealized gains of $16.6 million and gross unrealized losses of $271.7 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $255.0 million. The net change is primarily due to the immediate adverse economic effects of the COVID-19 pandemic and the continuing uncertainty surrounding its long-term impact, as well as the re-pricing of credit risk in the broadly syndicated credit market and was not the result of changes to expectations regarding the collectability of principal amounts outstanding. Additional significant changes in unrealized gains (losses) for the year ended March 31, 2020 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Crowne Automotive	$6.8
AMP Solar Group, Inc.	2.5
Sprint Industrial Holdings, LLC.	2.2
BioClinica Holding I, LP	1.1
Spotted Hawk	(63.2)
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)	(32.4)
Merx Aviation Finance, LLC	(25.8)
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	(25.6)
Renew Financial LLC (f/k/a Renewable Funding, LLC)	(15.6)
KLO Holdings, LLC	(10.7)
MYCOM	(7.0)
Asset Repackaging Trust Six B.V. (Israel Electric)	(6.2)
ZPower, LLC	(4.7)
Solarplicity Group Limited (f/k/a AMP Solar UK)	(4.7)

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

Liquidity and Capital Resources
The Company’s liquidity and capital resources are generated and generally available through periodic follow-on equity and debt offerings, our Senior Secured Facility (as defined in Note 8 to the financial statements), our senior secured notes, our senior unsecured notes, investments in special purpose entities in which we hold and finance particular investments on a non-recourse basis, as well as from cash flows from operations, investment sales of liquid assets and repayments of senior and subordinated loans and income earned from investments. For liquidity and capital resources information for the year ended March 31, 2018, see the Company's Form 10-K for the fiscal year ended March 31, 2019.
We believe that our current cash and cash equivalents on hand, our short-term investments, proceeds from the sale of our 2025 Notes, our available borrowing capacity under our Senior Secured Facility and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months. This "Liquidity and Capital Resources" section should be read in conjunction with "Our Response to COVID-19" above.
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
Debt
See Note 8 to the financial statements for information on the Company’s debt.
The following table shows the contractual maturities of our debt obligations as of March 31, 2020:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$1,449.4	$—	$—	$1,449.4	$—
2025 Notes	350.0	—	—	350.0	—
Total Debt Obligations	$1,799.4	$—	$—	$1,799.4	$—
____________________
(1)As of March 31, 2020, aggregate lender commitments under the Senior Secured Facility totaled $1.81 billion and have $354.4 million of unused capacity. As of March 31, 2020, there were $6.2 million of letters of credit issued under the Senior Secured Facility as shown as part of total commitments in Note 10 to the financial statements.
Stockholders’ Equity
See Note 9 to the financial statements for information on the Company’s public offerings and share repurchase plans.
Distributions
Distributions paid to stockholders during the years ended March 31, 2020 and 2019 totaled $121.8 million ($1.80 per share) and $128.0 million ($1.80 per share), respectively. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. Although the tax character of distributions paid to stockholders through March 31, 2020 may include return of capital, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ended March 31, 2020. Tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the calendar year. Our quarterly distributions, if any, will be determined by our Board of Directors.

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
PIK Income
For the years ended March 31, 2020 and 2019, PIK income totaled $10.9 million and $8.6 million on total investment income of $276.9 million and $255.1 million, respectively. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders annually in the form of distributions, even though the Company has not yet collected the cash. See Note 5 to the financial statements for more information on the Company’s PIK income.
Related Party Transactions
See Note 3 to the financial statements for information on the Company’s related party transactions.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. During the year ended March 31, 2020, many of the loans in our portfolio had floating interest rates. These loans are usually based on LIBOR and typically have durations of one to six months after which they reset to current market interest rates. The Company also has a Senior Secured Facility that is based on LIBOR rates.
The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of March 31, 2020, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income		Net Investment Income Per Share
Up 200 basis points	$12.4	million	$0.190
Up 100 basis points	6.0	million	0.092
Down 100 basis points	2.7	million	0.042
Down 200 basis points	1.9	million	0.030
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

Item 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2020. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2020 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of March 31, 2020 based on the criteria on Internal Control — Integrated Framework issued by COSO.
The effectiveness of the Company’s internal control over financial reporting as of March 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Apollo Investment Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of Apollo Investment Corporation (the “Company”) as of March 31, 2020 and 2019, and the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended March 31, 2020, including the related notes (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended March 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Company’s financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of March 31, 2020 and 2019 by correspondence with the custodian, administrative agents and portfolio companies. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Level 3 Investments

As described in Notes 2 and 5 to the financial statements, level 3 investments represent 100% of the $2,785 million of investments held as of March 31, 2020. Management values its level 3 investments through a multi-step valuation process. As a part of that multi-step valuation process, the Board of Directors and the Audit Committee of the Board of Directors review the valuation models and assumptions prepared by the investment professionals of the Company’s investment advisor and valuations prepared by independent third-party valuation firms. The Company’s level 3 investments are valued using market quotations when readily available, if and when market quotations are unavailable or deemed not representative of fair value, the level 3 investments are valued using a market approach, an income approach, or both approaches, as determined to be appropriate by management. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) discounted to a single present value amount. The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that management may take into account in fair value pricing investments include observable market inputs together with significant unobservable inputs, including as relevant comparable company multiples, discount rates, commodity prices, expected volatility, recoverable amounts, liquidation, and recent transactions.

The principal considerations for our determination that performing procedures relating to the valuation of level 3 investments is a critical audit matter are there was significant judgment by management to determine the fair value of these level 3 investments, which included significant unobservable inputs related to comparable company multiples and discount rates. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing audit procedures and evaluating the audit evidence obtained related to the comparable company multiples and discount rates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to the valuation of Level 3 investments, including controls over the Company’s methods, data, and significant unobservable inputs. These procedures also included, among others, testing the completeness, accuracy, reliability, and relevance of key data used in the models and the involvement of professionals with specialized skill and knowledge to assist in either (i) testing management’s process, which entails evaluating the appropriateness of the methodology applied by management and the reasonableness of significant unobservable inputs used in the methodology, specifically comparable company multiples and discount rates for certain investments, as applicable; or (ii) developing an independent fair value range for the investments, and comparison of the fair value range to the fair value estimates prepared by management for certain investments.

/s/ PricewaterhouseCoopers LLP

New York, New York
May 21, 2020

We have served as the Company’s auditor since 2004.

APOLLO INVESTMENT CORPORATION
STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except share and per share data)

	March 31, 2020	March 31, 2019

Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost — $2,298,548 and $1,654,322, respectively)	$2,191,327	$1,627,406
Non-controlled/affiliated investments (cost — $135,346 and $67,072, respectively)	60,241	49,681
Controlled investments (cost — $655,719 and $736,717, respectively)	533,865	731,045
Cash and cash equivalents	37,301	36,280
Foreign currencies (cost — $6,369 and $4,963, respectively)	6,375	4,909
Receivable for investments sold	978	336
Interest receivable	19,151	24,280
Dividends receivable	5,034	3,748
Deferred financing costs	16,054	19,776
Prepaid expenses and other assets	732	336
Total Assets	$2,871,058	$2,497,797

Liabilities
Debt	$1,794,617	$1,128,686
Payable for investments purchased	—	677
Distributions payable	29,367	31,040
Management and performance-based incentive fees payable	10,289	8,880
Interest payable	2,887	5,818
Accrued administrative services expense	2,796	2,983
Other liabilities and accrued expenses	6,787	7,086
Total Liabilities	$1,846,743	$1,185,170
Commitments and contingencies (Note 10)
Net Assets	$1,024,315	$1,312,627

Net Assets
Common stock, $0.001 par value (130,000,000 and 400,000,000 shares authorized; 65,259,176 and 68,876,986 shares issued and outstanding, respectively)	$65	$69
Capital in excess of par value	2,099,876	2,155,836
Accumulated under-distributed (over-distributed) earnings	(1,075,626)	(843,278)
Net Assets	$1,024,315	$1,312,627

Net Asset Value Per Share	$15.70	$19.06
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended March 31,
	2020	2019	2018
Investment Income
Non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$201,908	$164,186	$157,076
Dividend income	331	4	—
PIK interest income	7,208	3,365	7,176
Other income	7,609	8,135	6,548
Non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	484	—	266
Dividend income	1,286	1,198	2,528
PIK interest income	515	—	7,626
Other income	—	—	(306)
Controlled investments:
Interest income (excluding PIK interest income)	47,212	58,868	55,781
Dividend income	7,150	14,100	17,153
PIK interest income	3,213	5,220	5,439
Other income	—	—	—
Total Investment Income	$276,916	$255,076	$259,287
Expenses
Management fees	$40,360	$35,733	$47,937
Performance-based incentive fees	1,983	21,190	28,710
Interest and other debt expenses	73,398	58,319	53,039
Administrative services expense	6,335	6,772	6,915
Other general and administrative expenses	9,999	11,378	9,599
Total expenses	132,075	133,392	146,200
Management and performance-based incentive fees waived	—	(5,542)	(19,718)
Expense reimbursements	(433)	(523)	(582)
Net Expenses	$131,642	$127,327	$125,900
Net Investment Income	$145,274	$127,749	$133,387
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$(6,028)	$(22,109)	$(96,498)
Non-controlled/affiliated investments	(731)	2,007	(167,416)
Controlled investments	—	—	—
Option contracts	—	(29,995)	(4,275)
Foreign currency transactions	4,816	64	15,851
Extinguishment of debt	(4,375)	—	(5,790)
Net realized gains (losses)	(6,318)	(50,033)	(258,128)
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	(80,303)	(5,454)	86,870
Non-controlled/affiliated investments	(57,714)	(12,403)	173,674
Controlled investments	(116,183)	(11,571)	7,622
Option contracts	—	19,145	(19,145)
Foreign currency translations	(820)	4,513	(37,251)
Net change in unrealized gains (losses)	(255,020)	(5,770)	211,770
Net Realized and Change in Unrealized Gains (Losses)	$(261,338)	$(55,803)	$(46,358)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(116,064)	$71,946	$87,029
Earnings (Loss) Per Share — Basic	$(1.73)	$1.02	$1.19
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
STATEMENTS OF CHANGES IN NET ASSETS
(In thousands, except share data)

	Year Ended March 31,
	2020	2019	2018
Operations
Net investment income	$145,274	$127,749	$133,387
Net realized gains (losses)	(6,318)	(50,033)	(258,128)
Net change in unrealized gains (losses)	(255,020)	(5,770)	211,770
Net Increase (Decrease) in Net Assets Resulting from Operations	$(116,064)	$71,946	$87,029

Distributions to Stockholders
Distribution of net investment income	$(120,107)	$(112,042)	$(86,906)
Distribution of return of capital	—	(14,533)	(44,088)
Net Increase (Decrease) in Net Assets Resulting from Distributions to Stockholders	$(120,107)	$(126,575)	$(130,994)

Capital Share Transactions
Repurchase of common stock	$(52,141)	$(50,830)	$(19,746)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$(52,141)	$(50,830)	$(19,746)

Net Assets
Net decrease in net assets during the period	$(288,312)	$(105,459)	$(63,711)
Net assets at beginning of period	1,312,627	1,418,086	1,481,797
Net Assets at End of Period	$1,024,315	$1,312,627	$1,418,086

Capital Share Activity
Shares repurchased during the period	(3,617,810)	(3,227,046)	(1,127,519)
Shares issued and outstanding at beginning of period	68,876,986	72,104,032	73,231,551
Shares Issued and Outstanding at End of Period	65,259,176	68,876,986	72,104,032
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended March 31,
	2020	2019	2018
Operating Activities
Net increase (decrease) in net assets resulting from operations	$(116,064)	$71,946	$87,029
Net realized (gains) losses	6,318	50,033	258,128
Net change in unrealized (gains) losses	255,020	5,770	(211,770)
Net amortization of premiums and accretion of discounts on investments	(9,458)	(6,430)	(6,616)
Accretion of discount on notes	595	593	593
Amortization of deferred financing costs	5,015	4,842	4,739
Increase in gains/(losses) from foreign currency transactions	4,816	64	15,850
PIK interest and dividends capitalized	(20,083)	(6,412)	(14,616)
Changes in operating assets and liabilities:
Purchases of investments	(1,866,949)	(1,319,211)	(1,021,505)
Proceeds from sales and repayments of investments	1,256,910	1,083,139	1,181,545
Purchases of option contracts	—	—	(12,627)
Proceeds from option contracts	—	—	8,330
Net settlement of option contracts	—	(9,002)	(20,970)
Decrease (increase) in interest receivable	5,110	(2,012)	(5,199)
Decrease (increase) in dividends receivable	(1,286)	(1,198)	3,939
Decrease (increase) in prepaid expenses and other assets	(396)	83	294
Increase (decrease) in management and performance-based incentive fees payable	1,409	(7,705)	279
Increase (decrease) in interest payable	(2,931)	508	(2,009)
Increase (decrease) in accrued administrative services expense	(187)	476	257
Increase (decrease) in other liabilities and accrued expenses	(299)	1,884	(1,873)
Net Cash Used in/Provided by Operating Activities	$(482,460)	$(132,632)	$263,798
Financing Activities
Issuances of debt	$1,450,431	$973,250	$1,123,983
Payments of debt	(790,778)	(631,000)	(1,226,945)
Financing costs paid and deferred	(844)	(9,908)	(522)
Repurchase of common stock	(52,141)	(50,830)	(19,746)
Distributions paid	(121,781)	(127,980)	(131,502)
Net Cash Used in/Provided Financing Activities	$484,887	$153,532	$(254,732)

Cash, Cash Equivalents, Foreign Currencies and Collateral on Option Contracts
Net increase (decrease) in cash, cash equivalents, foreign currencies and collateral on option contracts during the period	$2,427	$20,900	$9,066
Effect of foreign exchange rate changes on cash and cash equivalents	60	(60)	3
Cash, cash equivalents, foreign currencies and collateral on option contracts at beginning of period	41,189	20,349	11,280
Cash, Cash Equivalents, Foreign Currencies and Collateral on Option Contracts at the End of Period	$43,676	$41,189	$20,349

Supplemental Disclosure of Cash Flow Information
Cash interest paid	$70,748	$52,436	$49,595

Non-Cash Activity
PIK income	$10,936	$8,585	$20,241
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (28)	Fair Value (1)(29)
Advertising, Printing & Publishing
Learfield Communications
A-L Parent LLC	Second Lien Secured Debt	8.25% (1M L+725, 1.00% Floor)	12/02/24	$5,536	$5,503	$4,882
Simplifi Holdings, Inc.
Simplifi Holdings, Inc.	First Lien Secured Debt	7.20% (3M L+575, 1.00% Floor)	08/02/25	38,829	38,188	37,164	(9)
	First Lien Secured Debt - Revolver	7.20% (1M L+575, 1.00% Floor)	08/02/25	1,200	1,200	1,148	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/02/25	1,200	(49)	(51)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	08/02/25	6,091	(57)	(187)	(8)(9)(21)(23)
					39,282	38,074
Total Advertising, Printing & Publishing					$44,785	$42,956
Aerospace & Defense
Erickson Inc
Erickson Inc	First Lien Secured Debt - Revolver	9.41% (3M L+750, 1.50% Floor)	04/28/22	$31,812	$31,812	$31,096	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/28/22	7,425	(233)	(167)	(8)(9)(21)(23)
	First Lien Secured Debt - Letters of Credit	7.50%	04/30/20 - 07/15/22	1,263	—	(27)	(8)(9)(23)
					31,579	30,902
PAE Holding Corporation
PAE Holding Corporation	Second Lien Secured Debt	10.50% (1M L+950, 1.00% Floor)	10/20/23	13,637	13,462	12,353
Total Aerospace & Defense					$45,041	$43,255
Automotive
Accelerate Parent Corp. (American Tire)
Accelerate Parent Corp.	Common Equity/Interests - Common Stock	N/A	N/A	1,664,046 Shares	1,714	250	(13)(19)
Arlington
Arlington Industries Group Limited	First Lien Secured Debt	5.75% (1M E+525, 0.50% Floor)	03/29/24	€3,189	3,572	3,309	(9)(17)
	First Lien Secured Debt	5.87% (1M GBPL+525, 0.50% Floor)	03/29/24	£7,818	9,972	9,204	(9)(17)
	First Lien Secured Debt - Unfunded Revolver	1.25% Unfunded	03/29/24	£2,700	(57)	(191)	(8)(9)(17)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	03/29/24	£1,300	(28)	(77)	(8)(9)(17)(21)(23)
					13,459	12,245
Crowne Automotive
Vari-Form Group, LLC	First Lien Secured Debt	L+11.00% (7.00% Cash plus 4.00% PIK)	02/02/23	5,859	937	762	(9)(13)(14)
Vari-Form Inc.	First Lien Secured Debt	L+11.00% (7.00% Cash plus 4.00% PIK)	02/02/23	2,110	391	274	(9)(13)(14)
					1,328	1,036
K&N Parent, Inc.
K&N Parent, Inc.	Second Lien Secured Debt	9.82% (3M L+875, 1.00% Floor)	10/21/24	23,765	23,489	22,220
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (28)	Fair Value (1)(29)
Truck-Lite Co., LLC
Truck-Lite Co., LLC	First Lien Secured Debt	7.32% (6M L+625, 1.00% Floor)	12/14/26	25,148	24,573	24,446	(9)
	First Lien Secured Debt - Revolver	7.25% (1M L+625, 1.00% Floor)	12/13/24	1,308	1,308	1,277	(9)(23)
	First Lien Secured Debt - Revolver	7.32% (6M L+625, 1.00% Floor)	12/13/24	654	654	638	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/13/24	1,005	(67)	(24)	(8)(9)(21)(23)
	First Lien Secured Debt - Letters of Credit	7.25%	11/30/20 - 12/21/20	85	—	(2)	(8)(9)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	12/14/26	3,707	(84)	(103)	(8)(9)(21)(23)
TL Lighting Holdings, LLC	Common Equity/Interests - Class A Common Units	N/A	N/A	350 Shares	350	241	(9)(13)
					26,734	26,473
Total Automotive					$66,724	$62,224
Aviation and Consumer Transport
Merx Aviation Finance, LLC
Merx Aviation Finance, LLC (5)	First Lien Secured Debt - Revolver	12.00%	10/31/23	$305,300	$305,300	$305,300	(23)
	First Lien Secured Debt - Letter of Credit	2.25%	07/13/20	177	—	—	(23)
	Common Equity/Interests - Membership Interests	N/A	N/A	N/A	15,000	28,447
					320,300	333,747
PrimeFlight
PrimeFlight Aviation Services, Inc.	First Lien Secured Debt	6.50% (1M L+550, 1.00% Floor)	05/09/24	13,367	13,184	12,790	(9)
	First Lien Secured Debt	7.02% (1M L+550, 1.00% Floor)	05/09/24	1,375	1,362	1,316	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	05/09/24	2,842	(85)	(122)	(8)(9)(21)(23)
					14,461	13,984
Total Aviation and Consumer Transport					$334,761	$347,731
Beverage, Food & Tobacco
Bolthouse Farms
Wm. Bolthouse Farms, Inc.	Common Equity/Interests - Common Stock	N/A	N/A	1,000,000 Shares	$1,000	$940	(13)
Eagle Foods
Eagle Foods Family Group, LLC	First Lien Secured Debt	8.68% (6M L+675, 1.00% Floor)	06/14/24	$24,562	24,369	23,703	(9)
	First Lien Secured Debt - Revolver	7.75% (1M L+675, 1.00% Floor)	06/14/23	167	167	161	(9)(23)
	First Lien Secured Debt - Revolver	7.75% (3M L+675, 1.00% Floor)	06/14/23	333	333	322	(9)(23)
	First Lien Secured Debt - Revolver	7.95% (3M L+675, 1.00% Floor)	06/14/23	167	167	161	(9)(23)
	First Lien Secured Debt - Revolver	8.36% (6M L+675, 1.00% Floor)	06/14/23	667	667	643	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/14/23	2,417	(27)	(85)	(8)(9)(21)(23)
					25,676	24,905
Florida Food Products, Inc.
Florida Food Products, Inc.	First Lien Secured Debt	8.20% (3M L+675, 1.00% Floor)	09/08/25	22,938	22,492	22,594	(9)
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (28)	Fair Value (1)(29)
Florida Food Products, LLC	First Lien Secured Debt - Revolver	7.75% (1M L+675, 1.00% Floor)	09/06/23	240	240	236	(9)(23)
	First Lien Secured Debt - Revolver	8.20% (3M L+675, 1.00% Floor)	09/06/23	1,473	1,443	1,450	(9)(23)
					24,175	24,280
Orgain, Inc.
Butterfly Fighter Co-Invest, L.P.	Common Equity/Interests - Membership Interests	N/A	N/A	1,000,000 Shares	1,000	1,000	(13)
TNT Crust LLC
TNT Crust LLC	First Lien Secured Debt	7.75% (1M L+675, 1.00% Floor)	11/06/23	20,618	20,318	20,102	(9)
	First Lien Secured Debt	8.01% (1M L+675, 1.00% Floor)	11/06/23	4,878	4,785	4,756	(9)
	First Lien Secured Debt - Revolver	7.75% (1M L+675, 1.00% Floor)	11/06/23	748	748	729	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/06/23	2,504	(50)	(63)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	11/06/23	976	(43)	(24)	(8)(9)(21)(23)
	Common Equity/Interests - Series A Units	N/A	N/A	244 Shares	30	275	(9)(13)
					25,788	25,775
Turkey Hill
IC Holdings LLC	Common Equity/Interests - Series A Units	N/A	N/A	169 Shares	169	153	(9)(13)
THLP CO. LLC	First Lien Secured Debt	6.50% (1M L+550, 1.00% Floor)	05/30/25	19,562	19,225	19,268	(9)
	First Lien Secured Debt - Revolver	7.75% (P+450)	05/31/24	2,247	2,247	2,213	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	05/31/24	2,247	(75)	(34)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	05/30/25	5,618	(33)	(84)	(8)(9)(21)(23)
					21,533	21,516
Total Beverage, Food & Tobacco					$99,172	$98,416
Business Services
Access Information
Access CIG, LLC	Second Lien Secured Debt	9.53% (3M L+775)	02/27/26	$15,900	$15,789	$15,299
Ambrosia Buyer Corp.
Ambrosia Buyer Corp.	Second Lien Secured Debt	9.08% (3M L+800, 1.00% Floor)	08/28/25	21,429	21,066	17,751
Claritas
Claritas, LLC	First Lien Secured Debt	7.45% (3M L+600, 1.00% Floor)	12/21/23	3,845	3,815	3,787	(9)
	First Lien Secured Debt - Revolver	7.00% (1M L+600, 1.00% Floor)	12/21/23	619	619	609	(9)(23)
	First Lien Secured Debt - Revolver	7.26% (1M L+600, 1.00% Floor)	12/21/23	129	129	127	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/21/23	284	(8)	(4)	(8)(9)(21)(23)
					4,555	4,519
Continuum
Continuum Global Solutions, LLC	First Lien Secured Debt - Revolver	7.08% (1M L+550, 1.00% Floor)	02/15/22	8,791	8,791	8,527	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	02/15/22	11,209	(304)	(336)	(8)(9)(21)(23)
	Preferred Equity - Preferred Stock	N/A	N/A	775 Shares	78	78	(9)(13)
					8,565	8,269
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (28)	Fair Value (1)(29)
CT Technologies Intermediate Holdings, Inc
CT Technologies Intermediate Holdings, Inc	Second Lien Secured Debt	10.45% (3M L+900, 1.00% Floor)	12/01/22	31,253	30,803	27,815	(9)
Education Personnel
Education Personnel	First Lien Secured Debt	5.42% (3M GBPL+475, 0.50% Floor)	08/31/24	£4,076	5,190	4,790	(9)(17)
	First Lien Secured Debt - Revolver	5.42% (3M GBPL+475, 0.50% Floor)	08/31/24	£1,471	1,873	1,727	(9)(17)(23)
					7,063	6,517
Electro Rent Corporation
Electro Rent Corporation	Second Lien Secured Debt	10.64% (3M L+900, 1.00% Floor)	01/31/25	34,235	33,546	33,208	(9)
Elo Touch
TGG TS Acquisition Company	First Lien Secured Debt - Revolver	7.40% (3M L+650)	12/14/23	500	500	480	(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/14/23	1,250	—	(50)	(8)(21)(23)
					500	430
Ensemble Health
EHL Merger Sub, LLC	First Lien Secured Debt - Revolver	6.00% (P+275)	08/01/24	1,662	1,662	1,512	(23)
	First Lien Secured Debt - Unfunded Revolver	0.25% Unfunded	08/01/24	2,493	(330)	(224)	(8)(21)(23)
					1,332	1,288
Jacent
Jacent Strategic Merchandising	First Lien Secured Debt	7.36% (3M L+575, 1.00% Floor)	04/23/24	22,579	22,304	21,315	(9)
	First Lien Secured Debt - Revolver	7.36% (3M L+575, 1.00% Floor)	04/23/24	1,400	1,400	1,320	(9)(23)
	First Lien Secured Debt - Revolver	6.82% (3M L+575, 1.00% Floor)	04/23/24	467	467	440	(9)(23)
	First Lien Secured Debt - Revolver	7.53% (3M L+575, 1.00% Floor)	04/23/24	700	700	660	(9)(23)
	First Lien Secured Debt - Revolver	6.75% (3M L+575, 1.00% Floor)	04/23/24	933	891	880	(9)(23)
	Common Equity - Common Stock	N/A	N/A	5,000 Shares	500	204	(9)(13)
					26,262	24,819
Jones & Frank
JF Acquisition, LLC	First Lien Secured Debt	6.77% (3M L+550, 1.00% Floor)	07/31/24	5,272	5,179	5,087	(9)
	First Lien Secured Debt	7.28% (3M L+550, 1.00% Floor)	07/31/24	8,118	7,977	7,832	(9)
	First Lien Secured Debt - Revolver	6.50% (1M L+550, 1.00% Floor)	07/31/24	628	600	605	(9)(23)
	First Lien Secured Debt - Revolver	7.28% (3M L+550, 1.00% Floor)	07/31/24	188	188	182	(9)(23)
	First Lien Secured Debt - Revolver	7.75% (P+450)	07/31/24	753	753	726	(9)(23)
					14,697	14,432
MAKS
Trident Bidco Limited	First Lien Secured Debt	7.25% (1M L+625, 1.00% Floor)	11/08/25	35,000	34,019	33,649	(9)(17)
McLarens
Margaux Acquisition Inc.	First Lien Secured Debt	7.41% (3M L+550, 1.00% Floor)	12/19/24	18,800	18,526	17,800	(9)
	First Lien Secured Debt - Revolver	6.50% (1M L+550, 1.00% Floor)	12/19/24	1,601	1,576	1,516	(9)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	12/19/24	4,461	(92)	(236)	(8)(9)(21)(23)
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (28)	Fair Value (1)(29)
Margaux UK Finance Limited	First Lien Secured Debt	6.50% (3M GBPL+550, 1.00% Floor)	12/19/24	£5,896	7,332	6,930	(9)(17)
	First Lien Secured Debt - Revolver	6.50% (1M GBPL+550, 1.00% Floor)	12/19/24	£538	632	631	(9)(17)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/19/24	£4	(11)	—	(8)(9)(17)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	12/19/24	£1,353	(27)	(89)	(8)(9)(17)(21)(23)
					27,936	26,552
Ministry Brands, LLC
Ministry Brands, LLC	Second Lien Secured Debt	10.51% (2M L+925, 1.00% Floor)	06/02/23	10,000	9,925	9,795
Newscycle Solutions, Inc.
Newscycle Solutions, Inc.	First Lien Secured Debt	8.45% (3M L+700, 1.00% Floor)	12/29/22	14,641	14,434	14,202	(9)
	First Lien Secured Debt	8.58% (3M L+700, 1.00% Floor)	12/29/22	1,131	1,121	1,097	(9)
	First Lien Secured Debt - Revolver	8.00% (1M L+700, 1.00% Floor)	12/29/22	40	33	39	(9)(23)
	First Lien Secured Debt - Revolver	8.45% (1M L+700, 1.00% Floor)	12/29/22	460	460	446	(9)(23)
					16,048	15,784
PSI Services, LLC
Lifelong Learner Holdings, LLC	First Lien Secured Debt	6.75% (1M L+575, 1.00% Floor)	10/19/26	32,865	32,234	31,334	(9)
	First Lien Secured Debt - Revolver	6.75% (3M L+575, 1.00% Floor)	10/20/25	478	478	457	(9)(23)
	First Lien Secured Debt - Revolver	6.87% (3M L+575, 1.00% Floor)	10/20/25	1,373	1,373	1,315	(9)(23)
	First Lien Secured Debt - Revolver	7.33% (3M L+575, 1.00% Floor)	10/20/25	239	239	229	(9)(23)
	First Lien Secured Debt - Revolver	7.71% (3M L+575, 1.00% Floor)	10/20/25	299	299	286	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	10/20/25	597	(55)	(25)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	10/19/26	2,388	(18)	(111)	(8)(9)(21)(23)
					34,550	33,485
RA Outdoors, LLC (Active Outdoors)
RA Outdoors, LLC	First Lien Secured Debt	5.82% (6M L+475, 1.00% Floor)	09/11/24	6,626	6,542	6,428	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/09/22	1,200	(12)	(24)	(8)(9)(21)(23)
	Second Lien Secured Debt	9.82% (6M L+875, 1.00% Floor)	09/11/25	31,950	31,404	30,352	(9)
					37,934	36,756
Soliant
Soliant Holdings, LLC	First Lien Secured Debt	6.50% (1M L+550, 1.00% Floor)	12/31/26	18,064	17,715	17,587	(9)
	First Lien Secured Debt - Revolver	6.50% (1M L+550, 1.00% Floor)	12/31/24	323	323	310	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/31/24	1,614	(37)	(62)	(8)(9)(21)(23)
Soliant Health, Inc.	Common Equity/Interests - Common Stock	N/A	N/A	300 Shares	300	300	(9)(13)
					18,301	18,135
Transplace Holdings, Inc.
Transplace Holdings, Inc.	Second Lien Secured Debt	9.82% (3M L+875, 1.00% Floor)	10/06/25	8,599	8,449	8,169
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (28)	Fair Value (1)(29)
US Legal Support
US Legal Support Investment Holdings, LLC	Common Equity/Interests - Series A-1 Units	N/A	N/A	631,972 Shares	632	623	(9)(13)
USLS Acquisition, Inc.	First Lien Secured Debt	6.82% (6M L+575, 1.00% Floor)	12/02/24	24,498	24,111	23,630	(9)
	First Lien Secured Debt - Revolver	6.82% (6M L+575)	12/02/24	1,522	1,497	1,436	(9)(23)
	First Lien Secured Debt - Letters of Credit	5.75%	06/06/20 - 12/21/20	86	—	(5)	(8)(9)(23)
					26,240	25,684
Vertafore
Vertafore, Inc.	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/30/23	14,576	(1,121)	(1,676)	(8)(21)(23)
	First Lien Secured Debt - Letter of Credit	3.25%	01/17/21	424	—	(49)	(8)(23)
					(1,121)	(1,725)
Total Business Services					$376,459	$360,631
Chemicals, Plastics & Rubber
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)
Carbonfree Caustic SPE LLC (4)	First Lien Secured Debt	5.00%	12/31/24	$13,111	$13,111	$13,111
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC) (4)	First Lien Secured Debt	3.00%	12/31/24	17,057	17,057	4,389
Carbonfree Chemicals Holdings LLC (4)	Common Equity/Interests - Common Stock	N/A	N/A	1,446 Shares	30,886	15,105	(13)
Carbonfree Chemicals SA LLC (4)	Common Equity/Interests - Class B Units	N/A	N/A	1,313 Shares	15,403	—	(13)
					76,457	32,605
Niacet Corporation
Hare Bidco, Inc.	Second Lien Secured Debt	9.75% (1M E+875)	08/01/24	€13,574	14,506	14,671
Westfall Technik, Inc.
Westfall Technik, Inc.	First Lien Secured Debt	7.20% (3M L+575, 1.00% Floor)	09/13/24	15,268	15,033	14,839	(9)
	First Lien Secured Debt	7.02% (3M L+575, 1.00% Floor)	09/13/24	671	665	653	(9)
	First Lien Secured Debt - Revolver	7.21% (3M L+550, 1.00% Floor)	09/13/24	135	105	131	(9)(23)
	First Lien Secured Debt - Revolver	8.00% (P+475)	09/13/24	1,885	1,885	1,831	(9)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	09/13/24	12,829	(112)	(360)	(8)(9)(21)(23)
					17,576	17,094
Total Chemicals, Plastics & Rubber					$108,539	$64,370
Construction & Building
Englert
Gutter Buyer, Inc.	First Lien Secured Debt	7.25% (1M L+625, 1.00% Floor)	03/06/25	$26,915	$26,479	$25,873	(9)
	First Lien Secured Debt - Revolver	8.50% (P+525)	03/06/24	2,727	2,674	2,621	(9)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	03/06/25	2,045	(42)	(79)	(8)(9)(21)(23)
Gutter Holdings, LP	Common Equity/Interests - Common Stock	N/A	N/A	500 Shares	500	558	(9)(13)
Total Construction & Building					$29,611	$28,973
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (28)	Fair Value (1)(29)
Consumer Goods – Durable
A&V
A&V Holdings Midco, LLC	First Lien Secured Debt	5.75% (3M L+475, 1.00% Floor)	03/10/27	$11,137	$11,027	$11,027
	First Lien Secured Debt - Revolver	5.50% (1M L+450, 1.00% Floor)	03/10/25	813	813	805	(23)
	First Lien Secured Debt - Revolver	5.50% (3M L+450, 1.00% Floor)	03/10/25	90	90	89	(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/10/25	602	(134)	(6)	(8)(21)(23)
					11,796	11,915
Dan Dee
Project Comfort Buyer, Inc.	First Lien Secured Debt	8.00% (6M L+700, 1.00% Floor)	02/03/25	26,283	25,665	24,969	(9)
	First Lien Secured Debt	9.25% (P+600)	02/03/25	867	846	823	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	02/01/24	3,461	(80)	(173)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	02/03/25	2,308	(28)	(115)	(8)(9)(21)(23)
	Preferred Equity - Preferred Stock	N/A	N/A	461,538 Shares	462	231	(9)(13)
					26,865	25,735
Hayward Industries, Inc.
Hayward Industries, Inc.	Second Lien Secured Debt	9.24% (1M L+825)	08/04/25	21,919	21,693	20,639
KDC
KDC US Holdings	First Lien Secured Debt - Revolver	5.50% (P+225)	12/21/23	5,731	5,732	5,173	(23)
	First Lien Secured Debt - Unfunded Revolver	0.25% Unfunded	12/21/23	214	—	(22)	(8)(21)(23)
	First Lien Secured Debt - Letters of Credit	3.25%	11/06/20 - 03/08/21	65	—	(6)	(8)(23)
	First Lien Secured Debt - Letter of Credit	3.25%	02/05/21	£10	—	—	(8)(23)
					5,732	5,145
KLO Holdings, LLC
9357-5991 Quebec Inc.	First Lien Secured Debt	11.82% (3M L+775 Cash plus 2.00% PIK)	04/07/22	9,562	8,653	2,118	(13)(14)
KLO Acquisition LLC	First Lien Secured Debt	11.82% (3M L+775 Cash plus 2.00% PIK)	04/07/22	5,373	4,838	30	(13)(14)
					13,491	2,148
NSi Industries
Wildcat BuyerCo, Inc.	First Lien Secured Debt	7.14% (3M L+550, 1.00% Floor)	02/27/26	6,087	5,946	5,946
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	02/27/26	717	(16)	(16)	(8)(21)(23)
	First Lien Secured Debt - Letter of Credit	5.50%	08/30/20	8	—	—	(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	02/27/26	3,188	(35)	(72)	(8)(21)(23)
Wildcat Parent LP	Common Equity/Interests - Common Stock	N/A	N/A	1,000 Shares	100	100	(13)
					5,995	5,958
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (28)	Fair Value (1)(29)
Liqui-Box
Liqui-Box Holdings, Inc.	First Lien Secured Debt - Revolver	5.95% (3M L+450, 1.00% Floor)	02/26/25	475	475	470	(23)
	First Lien Secured Debt - Revolver	5.50% (3M L+450, 1.00% Floor)	02/26/25	712	712	705	(23)
	First Lien Secured Debt - Revolver	5.73% (3M L+450, 1.00% Floor)	02/26/25	1,186	1,186	1,175	(23)
	First Lien Secured Debt - Revolver	5.77% (3M L+450, 1.00% Floor)	02/26/25	712	712	705	(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	02/26/25	401	(35)	(4)	(8)(21)(23)
	First Lien Secured Debt - Letters of Credit	4.50%	09/27/20 - 10/01/20	32	—	—	(23)
	First Lien Secured Debt - Letter of Credit	4.50%	06/30/21	€42	—	—	(23)
					3,050	3,051
Sorenson Holdings, LLC
Sorenson Holdings, LLC	Common Equity/Interests - Membership Interests	N/A	N/A	587 Shares	—	418	(10)(13)
Total Consumer Goods – Durable					$88,622	$75,009
Consumer Goods – Non-durable
3D Protein
Protein For Pets Opco, LLC	First Lien Secured Debt	6.00% (1M L+500, 1.00% Floor)	11/28/25	$12,717	$12,495	$12,399	(9)
	First Lien Secured Debt - Revolver	6.22% (3M L+500, 1.00% Floor)	05/31/24	444	444	433	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	05/31/24	1,775	(48)	(44)	(8)(9)(21)(23)
					12,891	12,788
Beauty Industry Group (BIG)
BIG Buyer, LLC	First Lien Secured Debt	7.57% (6M L+650, 1.00% Floor)	11/20/23	22,368	21,889	21,504	(9)
	First Lien Secured Debt - Revolver	7.57% (6M L+650, 1.00% Floor)	11/20/23	120	120	114	(9)(23)
	First Lien Secured Debt - Revolver	7.50% (1M L+650, 1.00% Floor)	11/20/23	602	602	570	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/20/23	1,083	(39)	(57)	(8)(9)(21)(23)
					22,572	22,131
DMC
Lion Cashmere Midco Limited	First Lien Secured Debt	6.75% (6M L+575, 1.00% Floor)	03/21/25	13,053	12,863	11,969	(9)(17)
	First Lien Secured Debt - Revolver	5.75% (3M E+525)	03/21/24	€356	392	357	(9)(17)(23)
	First Lien Secured Debt - Revolver	5.75% (6M E+525)	03/21/24	€605	655	608	(9)(17)(23)
	First Lien Secured Debt - Revolver	5.86% (6M GBPL+525)	03/21/24	€225	247	226	(9)(17)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	2.01% Unfunded	03/21/25	€2,371	(39)	(216)	(8)(9)(17)(21)(23)
					14,118	12,944
Olaplex
Olaplex, Inc.	First Lien Secured Debt	7.50% (1M L+650, 1.00% Floor)	01/08/26	26,200	25,696	25,696	(9)
	First Lien Secured Debt - Revolver	7.50% (1M L+650, 1.00% Floor)	01/08/25	3,800	3,727	3,724	(9)(23)
					29,423	29,420
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)		Cost (28)	Fair Value (1)(29)
Sequential Brands Group, Inc.
Sequential Brands Group, Inc.	Second Lien Secured Debt	9.75% (1M L+875)	02/07/24		12,965	$12,882	$12,289	(17)
Total Consumer Goods – Non-durable						$91,886	$89,572
Consumer Services
1A Smart Start LLC
1A Smart Start LLC	Second Lien Secured Debt	9.32% (3M L+825, 1.00% Floor)	08/22/22		$25,100	$24,842	$24,282
Clarus Commerce
Marlin DTC-LS Midco 2, LLC	First Lien Secured Debt	6.57% (6M L+550, 1.00% Floor)	07/01/25		9,245	9,103	8,806
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	07/01/25		685	(10)	(33)	(8)(21)(23)
						9,093	8,773
First Heritage
First Heritage Credit, LLC	First Lien Secured Debt	6.33% (1M L+475)	04/02/22		18,450	18,340	17,959	(9)
	First Lien Secured Debt - Revolver	7.08% (1M L+550)	04/02/22		517	517	504	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/02/22		3,233	(25)	(83)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	04/02/22		7,800	(65)	(207)	(8)(9)(21)(23)
						18,767	18,173
Only About Children
Nemo (BC) Bidco Pty Ltd	First Lien Secured Debt	6.75% (1M BBSW+575, 1.00% Floor)	04/06/24	A$	6,768	4,923	3,894	(17)
	First Lien Secured Debt - Unfunded Delayed Draw	2.59% Unfunded	04/06/24	A$	232	(7)	(9)	(8)(17)(21)(23)
						4,916	3,885
Paper Source
Paper Source, Inc.	First Lien Secured Debt	8.78% (3M L+700, 1.00% Floor)	05/22/24		11,620	11,427	10,981	(9)
	First Lien Secured Debt - Revolver	9.25% (P+600)	05/22/24		1,890	1,890	1,786	(9)(23)
	First Lien Secured Debt - Revolver	8.70% (3M L+700, 1.00% Floor)	05/22/24		205	154	194	(9)(23)
	First Lien Secured Debt - Revolver	8.74% (3M L+700, 1.00% Floor)	05/22/24		411	411	388	(9)(23)
	First Lien Secured Debt - Revolver	8.83% (3M L+700, 1.00% Floor)	05/22/24		205	205	194	(9)(23)
	First Lien Secured Debt - Revolver	8.85% (3M L+700, 1.00% Floor)	05/22/24		370	370	350	(9)(23)
						14,457	13,893
Pinstripe Holdings, LLC
Pinstripe Holdings, LLC	First Lien Secured Debt	7.08% (6M L+600, 1.00% Floor)	01/17/25		6,930	6,819	6,547
The Club Company
Eldrickco Limited	First Lien Secured Debt	6.04% (3M GBPL+550, 0.50% Floor)	11/21/25		£750	938	869	(9)(17)
	First Lien Secured Debt	6.23% (3M GBPL+550, 0.50% Floor)	11/21/25		£9,914	12,376	11,336	(9)(17)
	First Lien Secured Debt - Revolver	5.52% (3M GBPL+500, 0.50% Floor)	05/21/25		£345	394	394	(9)(17)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.93% Unfunded	11/21/25		£3,991	(104)	(326)	(8)(9)(17)(21)(23)
						13,604	12,273
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (28)	Fair Value (1)(29)
Tidewater Consumer Receivables, LLC
Tidewater Consumer Receivables, LLC	First Lien Secured Debt	7.33% (1M L+575)	12/28/23	11,333	11,248	11,090	(9)(17)
	First Lien Secured Debt - Revolver	7.33% (1M L+575)	12/28/23	1,537	1,537	1,504	(9)(17)(23)
	First Lien Secured Debt - Unfunded Revolver	0.00% Unfunded	12/28/23	130	(9)	(3)	(8)(9)(17)(21)(23)
					12,776	12,591
US Auto
U.S. Auto Finance, Inc.	First Lien Secured Debt	6.33% (3M L+475)	04/17/22	20,893	20,824	20,351	(9)
	First Lien Secured Debt - Revolver	7.08% (3M L+550)	04/17/22	3,052	3,052	2,973	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/17/22	16,948	(71)	(441)	(8)(9)(21)(23)
					23,805	22,883
Total Consumer Services					$129,079	$123,300
Containers, Packaging & Glass
TricorBraun Holdings, Inc.
TricorBraun Holdings, Inc.	First Lien Secured Debt - Revolver	4.05% (1M L+325)	11/30/21	$1,500	$1,500	$1,478	(23)
	First Lien Secured Debt - Revolver	5.50% (P+225)	11/30/21	3,750	3,750	3,695	(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/30/21	375	(169)	(6)	(8)(21)(23)
Total Containers, Packaging & Glass					$5,081	$5,167
Diversified Investment Vehicles, Banking, Finance, Real Estate
Celink
Compu-Link Corporation	First Lien Secured Debt - Revolver	6.50% (1M L+550, 1.00% Floor)	06/11/24	$45	$3	$44	(9)(23)
	First Lien Secured Debt - Revolver	6.72% (3M L+550, 1.00% Floor)	06/11/24	2,227	2,227	2,152	(9)(23)
Peer Advisors, LLC	First Lien Secured Debt	6.50% (1M L+550, 1.00% Floor)	06/11/24	21,875	21,461	21,138	(9)
					23,691	23,334
Exeter Property Group, LLC
Exeter Property Group, LLC	First Lien Secured Debt	6.08% (1M L+450)	08/28/24	4,772	4,714	4,618	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/28/24	192	(2)	(6)	(8)(9)(21)(23)
					4,712	4,612
Flock Financial, LLC
Flock SPV I, LLC	First Lien Secured Debt	8.08% (1M L+650)	08/30/22	13,067	13,018	12,788	(9)(17)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/30/22	1,333	(8)	(28)	(8)(9)(17)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	08/30/22	5,600	(64)	(119)	(8)(9)(17)(21)(23)
					12,946	12,641
Golden Bear
Golden Bear 2016-R, LLC (4)	Structured Products and Other - Membership Interests	N/A	09/20/42	—	16,729	9,748	(3)(17)
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (28)	Fair Value (1)(29)
Purchasing Power, LLC
Purchasing Power Funding I, LLC	First Lien Secured Debt - Revolver	8.08% (1M L+650)	01/24/22	4,608	4,608	4,529	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	01/24/22	4,504	—	(77)	(8)(9)(21)(23)
					4,608	4,452
Taupo River II, LLC
Taupo River II, LLC	First Lien Secured Debt	7.16% (3M L+525, 1.00% Floor)	06/08/20	14,000	13,993	13,966	(9)(17)
Ten-X, LLC
Ten-X, LLC	First Lien Secured Debt - Revolver	4.00% (1M L+325)	09/29/22	3,120	3,120	2,911	(23)
	First Lien Secured Debt - Revolver	4.19% (1M L+325)	09/29/22	1,560	1,350	1,455	(23)
					4,470	4,366
Total Diversified Investment Vehicles, Banking, Finance, Real Estate					$81,149	$73,119
Education
NFA Group
SSCP Spring Bidco Limited	First Lien Secured Debt	6.94% (6M GPBL+625, 0.50% Floor)	07/30/25	£535	$641	$634	(9)(17)
	First Lien Secured Debt	6.99% (6M GBPL+625, 0.50% Floor)	07/30/25	£28,370	33,983	33,627	(9)(17)
	First Lien Secured Debt - Unfunded Delayed Draw	1.88% Unfunded	07/30/25	£1,095	(29)	(60)	(8)(9)(17)(21)(23)
Total Education					$34,595	$34,201
Energy – Electricity
AMP Solar Group, Inc.
AMP Solar Group, Inc. (4)	Common Equity/Interests - Class A Common Unit	N/A	N/A	243,646 Shares	$10,000	$8,736	(13)(17)
Renew Financial LLC (f/k/a Renewable Funding, LLC)
AIC SPV Holdings II, LLC (4)	Preferred Equity - Preferred Stock	N/A	N/A	143 Shares	534	442	(15)(17)
Renew Financial LLC (f/k/a Renewable Funding, LLC) (4)	Preferred Equity - Series B Preferred Stock	N/A	N/A	1,505,868 Shares	8,343	3,284	(13)
	Preferred Equity - Series D Preferred Stock	N/A	N/A	436,689 Shares	5,568	2,101	(13)
Renew JV LLC (4)	Common Equity/Interests - Membership Interests	N/A	N/A	893,336 Shares	893	914	(13)(17)
					15,338	6,741
Solarplicity Group Limited (f/k/a AMP Solar UK)
Solarplicity UK Holdings Limited	First Lien Secured Debt	4.00%	03/08/23	£5,562	7,637	3,787	(13)(14)(17)
	Preferred Equity - Preferred Stock	N/A	N/A	4,286 Shares	5,861	—	(2)(13)(17)
	Common Equity - Ordinary Shares	N/A	N/A	2,825 Shares	4	—	(2)(13)(17)
					13,502	3,787
Total Energy – Electricity					$38,840	$19,264
Energy – Oil & Gas
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.) (5)	Second Lien Secured Debt	10.00% PIK Toggle (8.00% Cash)	03/29/21	$37,234	$36,926	$14,711	(13)(14)
	Common Equity/Interests - Common Stock	N/A	N/A	5,000,000 Shares	30,078	—	(13)
					67,004	14,711
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)		Cost (28)	Fair Value (1)(29)
Pelican
Pelican Energy, LLC (4)	Common Equity/Interests - Membership Interests	N/A	N/A		1,444 Shares	16,822	2,411	(13)(16)(17)
Spotted Hawk
SHD Oil & Gas, LLC (5)	First Lien Secured Debt - Tranche C Note	12.00%	07/31/21		24,000	24,000	24,720
	First Lien Secured Debt - Tranche A Note	4.00% (4.00% Cash plus 0.00% PIK)	07/31/21		45,457	44,998	22,495	(13)(14)
	First Lien Secured Debt - Tranche B Note	3.00% PIK	07/31/21		84,484	44,380	—	(13)(14)
	Common Equity/Interests - Series A Units	N/A	N/A		7,600,000 Shares	1,411	—	(13)(16)
						114,789	47,215
Total Energy – Oil & Gas						$198,615	$64,337
Environmental Industries
Denali
Dispatch Acquisition Holdings, LLC	First Lien Secured Debt	7.27% (3M L+550, 1.00% Floor)	01/29/27		$16,342	$15,983	$15,983	(9)
	First Lien Secured Debt - Revolver	7.28% (3M L+550, 1.00% Floor)	01/29/26		325	325	317	(9)(23)
	First Lien Secured Debt - Revolver	7.27% (3M L+550, 1.00% Floor)	01/29/26		812	812	793	(9)(23)
	First Lien Secured Debt - Revolver	7.75% (P+450)	01/29/26		325	325	317	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	01/29/26		1,786	(71)	(40)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.75% Unfunded	01/29/27		5,411	(66)	(122)	(8)(9)(21)(23)
						17,308	17,248
Ortega National Parks
Ortega National Parks, LLC	First Lien Secured Debt	6.32% (6M L+525, 1.00% Floor)	10/31/25		11,229	11,020	10,551	(9)
	First Lien Secured Debt	6.52% (3M L+525, 1.00% Floor)	10/31/25		492	487	462	(9)
	First Lien Secured Debt - Revolver	6.45% (3M L+525, 1.00% Floor)	10/31/25		1,503	1,465	1,411	(9)(23)
	First Lien Secured Debt - Revolver	7.04% (3M L+525, 1.00% Floor)	10/31/25		273	273	257	(9)(23)
	First Lien Secured Debt - Revolver	7.16% (3M L+525, 1.00% Floor)	10/31/25		273	273	257	(9)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	10/31/25		6,202	(62)	(375)	(8)(9)(21)(23)
						13,456	12,563
Total Environmental Industries						$30,764	$29,811
Food & Grocery
Bumble Bee Foods S.À R.L.
Bumble Bee Holdings Inc	First Lien Secured Debt	N/A	01/31/24		$443	$—	$430
Connors Bros Clover Leaf Seafoods Company	First Lien Secured Debt	N/A	01/31/24		126	—	122
Tonos US LLC	First Lien Secured Debt	8.96% (3M L+725, 1.50% Floor)	01/31/24		15,123	15,319	14,670
Total Food & Grocery						$15,319	$15,222
Healthcare & Pharmaceuticals
Altasciences, Inc.
9360-1367 Quebec Inc.	First Lien Secured Debt	8.49% (3M CADL+625, 1.00% Floor)	06/09/23	C$	2,357	$1,734	$1,602	(9)(17)
	First Lien Secured Debt	7.32% (6M L+625, 1.00% Floor)	06/09/23		$2,821	2,787	2,730	(9)(17)
	First Lien Secured Debt	7.25% (1M L+625, 1.00% Floor)	06/09/23		19	19	18	(9)(17)
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (28)	Fair Value (1)(29)
Altasciences US Acquistion, Inc.	First Lien Secured Debt	7.32% (6M L+625, 1.00% Floor)	06/09/23	5,959	5,879	5,765	(9)
	First Lien Secured Debt	7.25% (1M L+625, 1.00% Floor)	06/09/23	37	37	36	(9)
	First Lien Secured Debt - Revolver	7.30% (3M L+625, 1.00% Floor)	06/09/23	392	392	379	(9)(23)
	First Lien Secured Debt - Revolver	7.45% (3M L+625, 1.00% Floor)	06/09/23	456	456	441	(9)(23)
	First Lien Secured Debt - Revolver	7.52% (3M L+625, 1.00% Floor)	06/09/23	570	570	552	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.25% Unfunded	06/09/23	7	(17)	—	(8)(9)(11)(21)(23)
					11,857	11,523
American Veterinary Group
AVG Intermediate Holdings LLC	First Lien Secured Debt	9.00% (1M L+800, 1.00% Floor)	02/08/24	11,759	11,642	11,097	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	02/08/24	1,466	(113)	(83)	(8)(9)(21)(23)
					11,529	11,014
AmeriVet
Amerivet Partners Management, Inc.	First Lien Secured Debt	7.75% (1M L+675, 1.00% Floor)	06/05/24	26,429	25,944	25,480	(9)
	First Lien Secured Debt - Revolver	9.00% (P+575)	06/05/24	524	524	505	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/05/24	282	(14)	(10)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	06/05/24	7,648	(95)	(275)	(8)(9)(21)(23)
Amerivet Partners Parent LP	Common Equity/Interests - Class D Partnership Units	N/A	N/A	13 Shares	125	144	(9)(13)
					26,484	25,844
Analogic
Analogic Corporation	First Lien Secured Debt	6.25% (1M L+525, 1.00% Floor)	06/22/24	18,215	17,894	17,851	(9)
	First Lien Secured Debt - Revolver	6.25% (1M L+525, 1.00% Floor)	06/22/23	157	157	153	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/22/23	1,670	(42)	(33)	(8)(9)(21)(23)
					18,009	17,971
BioClinica Holding I, LP
BioClinica Holding I, LP	Second Lien Secured Debt	9.25% (1M L+825, 1.00% Floor)	10/21/24	24,612	24,303	23,345
BK Medical
BK Medical Holding Company, Inc.	First Lien Secured Debt	6.25% (1M L+525, 1.00% Floor)	06/22/24	7,304	7,235	7,234	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/22/23	783	(7)	(8)	(8)(9)(21)(23)
					7,228	7,226
CARE Fertility
Royton Bidco Limited	First Lien Secured Debt	6.29% (3M GBPL+575, 0.50% Floor)	05/09/25	£559	647	650	(9)(17)
	First Lien Secured Debt	6.42% (3M GBPL+575, 0.50% Floor)	05/09/25	£15,588	19,794	18,130	(9)(17)
	First Lien Secured Debt	6.48% (6M GBPL+575, 0.50% Floor)	05/09/25	£293	370	340	(9)(17)
	First Lien Secured Debt - Unfunded Delayed Draw	2.01% Unfunded	05/09/25	£3,559	(74)	(274)	(8)(9)(17)(21)(23)
					20,737	18,846
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (28)	Fair Value (1)(29)
Cerus
Cerus Corporation	First Lien Secured Debt	7.25% (1M L+545, 1.80% Floor)	03/01/24	12,000	11,952	12,146	(9)(17)
	First Lien Secured Debt - Revolver	5.55% (1M L+375, 1.80% Floor)	03/01/24	187	187	189	(9)(17)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/01/24	313	(1)	—	(9)(17)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	03/01/24	9,000	(36)	—	(9)(17)(21)(23)
					12,102	12,335
Dohmen Life Science Services
LSCS Holdings, Inc	Second Lien Secured Debt	9.70% (3M L+825)	03/16/26	19,818	19,473	18,901
Emmes Corporation
Emmes Blocker, Inc.	Common Equity/Interests - Common Stock	N/A	N/A	306 Shares	306	314	(9)(13)
The Emmes Company, LLC	First Lien Secured Debt	6.58% (1M L+500, 1.00% Floor)	03/03/25	12,122	11,973	11,819	(9)
	First Lien Secured Debt - Revolver	6.00% (1M L+500, 1.00% Floor)	03/03/25	2,449	2,419	2,388	(9)(23)
					14,698	14,521
Genesis Healthcare, Inc.
Genesis Healthcare, Inc.	First Lien Secured Debt	12.58% (1M L+1100, 1.00% Floor)	03/06/23	8,370	8,370	8,197	(9)
	First Lien Secured Debt	7.58% (1M L+600, 0.50% Floor)	03/06/23	25,000	24,780	24,237	(9)
	First Lien Secured Debt - Revolver	7.58% (1M L+600, 0.50% Floor)	03/08/23	14,069	14,069	13,605	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/08/23	46,801	(462)	(1,542)	(8)(9)(21)(23)
					46,757	44,497
Gossamer
GB001, Inc.	First Lien Secured Debt	8.15% (1M L+615, 2.00% Floor)	05/01/24	6,000	5,970	6,049	(9)(17)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	05/01/24	24,000	(196)	—	(9)(17)(21)(23)
					5,774	6,049
Health & Safety Institute
HSI Halo Acquisition, Inc.	First Lien Secured Debt	6.75% (1M L+575, 1.00% Floor)	08/31/26	25,288	25,053	24,360	(9)
	First Lien Secured Debt - Revolver	8.00% (P+475)	08/30/25	2,049	2,049	1,983	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/30/25	410	(22)	(13)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	08/31/26	2,131	(38)	(78)	(8)(9)(21)(23)
	Common Equity/Interests - Common Stock	N/A	N/A	500 Shares	500	398	(9)(13)
					27,542	26,650
IMA Group
IMA Group Management Company, LLC	First Lien Secured Debt	6.57% (6M L+550, 1.00% Floor)	05/30/24	5,126	5,083	4,921
IM Acquirer LLC	First Lien Secured Debt - Revolver	6.50% (1M L+550, 1.00% Floor)	05/30/24	289	287	277	(23)
					5,370	5,198
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (28)	Fair Value (1)(29)
KureSmart
Clearway Corporation (f/k/a NP/Clearway Holdings, Inc.)	Common Equity/Interests - Partnership Interests	N/A	N/A	133 Shares	133	120	(9)(13)
Kure Pain Holdings, Inc.	First Lien Secured Debt	6.50% (1M L+550, 1.00% Floor)	08/27/24	22,102	21,810	21,015	(9)
	First Lien Secured Debt - Revolver	6.50% (1M L+550, 1.00% Floor)	08/27/24	2,654	2,619	2,522	(9)(23)
					24,562	23,657
Lanai Holdings III, Inc. (Patterson Medical)
Lanai Holdings III, Inc.	Second Lien Secured Debt	10.28% (3M L+1050 PIK, 1.00% Floor)	08/28/23	17,391	17,138	14,383
Mannkind Corporation
Mannkind Corporation	First Lien Secured Debt	8.75% (1M L+675, 2.00% Floor)	08/01/24	13,867	13,806	13,639	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	08/01/24	12,133	(53)	(199)	(8)(9)(21)(23)
					13,753	13,440
Maxor National Pharmacy Services, LLC
Maxor National Pharmacy Services, LLC	First Lien Secured Debt	6.95% (3M L+550, 1.00% Floor)	11/22/23	24,476	24,107	23,754	(9)
	First Lien Secured Debt - Revolver	7.75% (P+450)	11/22/22	779	779	760	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/22/22	779	(21)	(19)	(8)(9)(21)(23)
					24,865	24,495
Medical Guardian
Medical Guardian, LLC	First Lien Secured Debt	9.50% (1M L+850, 1.00% Floor)	12/31/24	34,286	33,635	33,600	(9)
	First Lien Secured Debt - Revolver	9.50% (1M L+850, 1.00% Floor)	12/31/24	381	381	373	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/31/24	5,333	(108)	(107)	(8)(9)(21)(23)
					33,908	33,866
Orchard
Orchard Therapeutics plc	First Lien Secured Debt	7.58% (1M L+600, 1.00% Floor)	05/24/24	8,333	8,299	8,257	(9)(17)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	05/24/24	16,667	(69)	(153)	(8)(9)(17)(21)(23)
					8,230	8,104
Ovation Fertility
FPG Services, LLC	First Lien Secured Debt	6.95% (3M L+550, 1.00% Floor)	06/13/25	12,537	12,319	11,820	(9)
	First Lien Secured Debt - Revolver	6.50% (6M L+550, 1.00% Floor)	06/13/24	2,105	2,070	1,985	(9)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	06/13/25	5,263	(46)	(301)	(8)(9)(21)(23)
					14,343	13,504
Partner Therapeutics, Inc
Partner Therapeutics, Inc	First Lien Secured Debt	8.23% (1M L+665, 1.00% Floor)	01/01/23	10,000	9,896	9,945	(9)
	Preferred Equity - Preferred Stock	N/A	N/A	55,556 Shares	333	333	(9)(13)
	Warrants	N/A	N/A	33,333 Shares	135	88	(9)(13)
					10,364	10,366
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (28)	Fair Value (1)(29)
PHS
PHS Buyer, Inc.	First Lien Secured Debt	6.70% (3M L+525, 1.00% Floor)	01/31/25	12,870	12,636	12,548	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	01/31/25	2,000	(36)	(50)	(8)(9)(21)(23)
					12,600	12,498
ProPharma
ProPharma Group Intermediate, LLC	First Lien Secured Debt	6.74% (1M L+575, 0.50% Floor)	07/12/23	€6,357	7,196	6,835
	First Lien Secured Debt	6.74% (1M L+575, 0.50% Floor)	07/12/23	£4,220	5,490	5,128
	First Lien Secured Debt	6.74% (1M L+575, 0.50% Floor)	07/12/23	11,358	11,276	11,132
	First Lien Secured Debt - Revolver	7.20% (1M L+575, 0.50% Floor)	07/12/23	1,032	1,025	1,012	(23)
					24,987	24,107
PTC Therapeutics, Inc
PTC Therapeutics, Inc	First Lien Secured Debt	7.73% (1M L+615, 1.00% Floor)	05/01/21	7,389	7,379	7,463	(9)(17)
Radius Health
Radius Health, Inc.	First Lien Secured Debt	7.75% (1M L+575, 2.00% Floor)	06/01/24	3,000	2,993	2,993	(9)(17)
	First Lien Secured Debt - Unfunded Revolver	0.00% Unfunded	06/01/24	2,000	(5)	(5)	(8)(9)(17)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	06/01/24	13,500	—	(33)	(8)(9)(17)(21)(23)
					2,988	2,955
RHA Health Services
Pace Health Companies, LLC	First Lien Secured Debt	5.95% (3M L+450, 1.00% Floor)	08/02/24	547	538	525	(9)
	First Lien Secured Debt - Revolver	5.50% (1M L+450, 1.00% Floor)	08/02/24	433	424	415	(9)(23)
	First Lien Secured Debt - Letter of Credit	4.50%	12/10/20	68	—	(3)	(8)(9)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	08/02/24	3,950	(35)	(163)	(8)(9)(21)(23)
					927	774
Rigel Pharmaceuticals
Rigel Pharmaceuticals, Inc.	First Lien Secured Debt	7.23% (1M L+565, 1.50% Floor)	09/01/24	3,000	3,001	2,959	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	09/01/24	3,000	—	(41)	(8)(9)(21)(23)
					3,001	2,918
RiteDose Holdings I, Inc.
RiteDose Holdings I, Inc.	First Lien Secured Debt	8.41% (3M L+650, 1.00% Floor)	09/13/23	14,662	14,387	14,114	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/13/22	2,000	(32)	(57)	(8)(9)(21)(23)
					14,355	14,057
Teladoc, Inc.
Teladoc, Inc.	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	07/14/20	1,306	(6)	—	(17)(21)(23)
	First Lien Secured Debt - Letters of Credit	7.25%	05/11/20 - 07/14/20	360	—	—	(17)(23)
					(6)	—
Wright Medical Group, Inc.
Wright Medical Group, Inc.	First Lien Secured Debt	9.43% (1M L+785, 1.00% Floor)	12/23/21	6,667	6,603	6,733	(9)(17)
	First Lien Secured Debt - Revolver	5.83% (1M L+425, 0.75% Floor)	12/23/21	7,666	7,666	7,724	(9)(17)(23)
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (28)	Fair Value (1)(29)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/23/21	50,667	(224)	—	(9)(17)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	12/23/21	11,667	(63)	—	(9)(17)(21)(23)
					13,982	14,457
Total Healthcare & Pharmaceuticals					$479,239	$464,964
High Tech Industries
Acronis AG
Acronis AG	First Lien Secured Debt	7.43% (1M L+585, 1.50% Floor)	12/18/24	$21,000	$20,901	$20,217	(9)(17)
American Megatrends
AMI US Holdings Inc.	First Lien Secured Debt	6.83% (1M L+525, 1.00% Floor)	04/01/25	21,872	21,507	21,216	(9)
	First Lien Secured Debt - Revolver	6.25% (1M L+525)	04/01/24	1,395	1,395	1,351	(9)(23)
	First Lien Secured Debt - Revolver	6.32% (6M L+525)	04/01/24	698	698	675	(9)(23)
	First Lien Secured Debt - Revolver	6.83% (1M L+525)	04/01/24	581	581	563	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/01/24	233	(46)	(7)	(8)(9)(21)(23)
					24,135	23,798
Calero Holdings, Inc.
Telesoft Holdings, LLC	First Lien Secured Debt	7.20% (3M L+575, 1.00% Floor)	12/16/25	22,727	22,240	21,723
	First Lien Secured Debt - Revolver	6.75% (1M L+575, 1.00% Floor)	12/16/25	1,515	1,515	1,448	(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/16/25	758	(49)	(33)	(8)(21)(23)
					23,706	23,138
ChargePoint
ChargePoint, Inc.	First Lien Secured Debt	8.13% (1M L+655, 1.25% Floor)	06/01/23	10,500	10,432	10,321	(9)
ChyronHego Corporation
ChyronHego Corporation	First Lien Secured Debt	7.43% (P+468)	3/9/20	3,725	3,725	3,650	(27)
	First Lien Secured Debt	7.43% (P+468)	3/9/20	34,579	34,382	29,738	(18)(27)
	First Lien Secured Debt	5.54% (1M L+390, 1.00% Floor)	3/9/20	34,753	30,630	31,625	(27)
	First Lien Secured Debt - Revolver	5.54% (1M L+390, 1.00% Floor)	3/9/20	5,050	5,050	4,848	(23)(27)
	First Lien Secured Debt - Unfunded Revolver	0.375% Unfunded	3/9/20	700	(678)	(28)	(8)(21)(23)(27)
					73,109	69,833
Digital Reasoning
Digital Reasoning Systems, Inc.	First Lien Secured Debt	8.25% (1M L+625, 2.00% Floor)	08/01/24	3,750	3,721	3,630	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	08/01/24	1,250	(11)	(40)	(8)(9)(21)(23)
	Warrants	N/A	N/A	48,596 Shares	—	48	(9)(13)
					3,710	3,638
FiscalNote
FiscalNote, Inc.	First Lien Secured Debt	9.00% (1M L+800, 1.00% Floor)	08/21/23	28,431	27,905	27,075	(9)
	First Lien Secured Debt - Revolver	9.00% (1M L+800, 1.00% Floor)	08/21/23	3,867	3,867	3,654	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/21/23	2,508	(79)	(138)	(8)(9)(21)(23)
	Preferred Equity - Series F Preferred Stock	N/A	N/A	259,565 Shares	1,500	1,500	(9)(13)
					33,193	32,091
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (28)	Fair Value (1)(29)
GoHealth
Norvax, LLC	First Lien Secured Debt	7.96% (3M L+650, 1.00% Floor)	09/15/25	31,659	30,939	30,222	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/13/24	3,182	(71)	(129)	(8)(9)(21)(23)
					30,868	30,093
International Cruise & Excursion Gallery, Inc.
International Cruise & Excursion Gallery, Inc.	First Lien Secured Debt	6.32% (3M L+525, 1.00% Floor)	06/06/25	14,737	14,517	13,439
LabVantage Solutions
LabVantage Solutions Inc.	First Lien Secured Debt	9.15% (1M L+750, 1.00% Floor)	12/29/20	10,324	10,274	10,221
LabVantage Solutions Limited	First Lien Secured Debt	8.50% (1M E+750, 1.00% Floor)	12/29/20	€10,513	11,262	11,420	(17)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/29/20	€3,435	(11)	(38)	(8)(17)(21)(23)
					21,525	21,603
Magnitude Software
New Amsterdam Software BidCo LLC	First Lien Secured Debt	5.00% (3M E+500, 1.00% Floor)	05/01/26	€743	819	783	(9)
	First Lien Secured Debt	6.77% (3M L+500, 1.00% Floor)	05/01/26	6,865	6,745	6,590	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	05/01/26	2,250	(20)	(90)	(8)(9)(21)(23)
					7,544	7,283
MYCOM
Magnate Holding Corp.	First Lien Secured Debt	7.32% (6M L+625, 1.00% Floor)	12/16/24	16,587	16,392	10,597	(9)(17)
	First Lien Secured Debt - Revolver	7.32% (6M L+625, 1.00% Floor)	12/14/23	1,025	1,025	655	(9)(17)(23)
	First Lien Secured Debt - Revolver	7.23% (6M L+625, 1.00% Floor)	12/14/23	999	999	638	(9)(17)(23)
	First Lien Secured Debt - Revolver	7.90% (3M L+625, 1.00% Floor)	12/14/23	666	666	426	(9)(17)(23)
	First Lien Secured Debt - Unfunded Revolver	1.75% Unfunded	12/14/23	500	(37)	(181)	(8)(9)(17)(21)(23)
	First Lien Secured Debt - Letter of Credit	5.00%	04/22/20	140	—	(50)	(8)(9)(17)(23)
					19,045	12,085
Omnitracs, LLC
Omnitracs, LLC	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/23/23	3,750	(201)	(375)	(8)(21)(23)
Schlesinger Group
Schlesinger Global, LLC	First Lien Secured Debt	7.45% (3M L+600, 1.00% Floor)	07/12/25	8,984	8,764	8,764	(9)
	First Lien Secured Debt	7.00% (1M L+600, 1.00% Floor)	07/12/25	154	151	151	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	07/12/25	846	(10)	(21)	(8)(9)(21)(23)
					8,905	8,894
Simeio
Simeio Group Holdings, Inc.	First Lien Secured Debt	7.53% (3M L+575, 1.00% Floor)	01/30/26	8,654	8,528	8,528	(9)
	First Lien Secured Debt - Revolver	7.20% (3M L+575, 1.00% Floor)	01/30/26	577	577	568	(9)(23)
	First Lien Secured Debt - Revolver	8.00% (P+475)	01/30/26	577	577	568	(9)(23)
	First Lien Secured Debt - Revolver	6.80% (3M L+575, 1.00% Floor)	01/30/26	577	552	568	(9)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.75% Unfunded	01/30/26	4,615	(34)	(69)	(8)(9)(21)(23)
					10,200	10,163
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (28)	Fair Value (1)(29)
Sirsi Corporation
Sirsi Corporation	First Lien Secured Debt	5.75% (1M L+475, 1.00% Floor)	03/15/24	6,895	6,813	6,722	(9)
	First Lien Secured Debt - Revolver	5.75% (1M L+475, 1.00% Floor)	03/15/24	43	43	42	(9)(23)
	First Lien Secured Debt - Revolver	7.00% (P+375)	03/15/24	43	43	42	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/15/24	343	(5)	(9)	(8)(9)(21)(23)
					6,894	6,797
Springbrook
Springbrook Holding Company, LLC	First Lien Secured Debt	7.20% (3M L+575, 1.00% Floor)	12/23/26	9,853	9,691	9,656
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/23/26	1,463	(25)	(29)	(8)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	12/23/26	3,658	(34)	(73)	(8)(21)(23)
					9,632	9,554
Telestream Holdings Corporation
Telestream Holdings Corporation	First Lien Secured Debt	7.61% (3M L +645, 1.00% Floor)	03/24/22	38,085	37,891	36,942	(18)
ZPower, LLC
ZPower, LLC	First Lien Secured Debt	L+600	07/01/22	6,716	6,853	2,066	(9)(13)(14)
	Warrants	N/A	N/A	29,630 Shares	48	—	(9)(13)
					6,901	2,066
Total High Tech Industries					$362,907	$341,580
Hotel, Gaming, Leisure, Restaurants
Garden Fresh
GFRC Holdings LLC	First Lien Secured Debt	L+800 Cash (L+800 PIK Toggle)	02/01/22	$2,500	$2,500	$2,425	(13)(14)
Total Hotel, Gaming, Leisure, Restaurants					$2,500	$2,425
Insurance
PGM Holdings Corporation
Turbo Buyer, Inc.	First Lien Secured Debt	7.52% (1M L+600, 1.00% Floor)	12/02/25	11,942	11,660	11,524	(9)
	First Lien Secured Debt - Revolver	7.00% (6M L+600, 1.00% Floor)	12/02/25	923	901	891	(9)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	12/02/25	2,105	(25)	(74)	(8)(9)(21)(23)
					12,536	12,341
PIB Group
Ivy Finco Limited	First Lien Secured Debt	5.27% (1M GBPL+500)	06/07/25	£12,131	$15,103	$14,154	(9)(17)
	First Lien Secured Debt	5.73% (1M GBPL+500)	06/07/25	£2,657	3,348	3,100	(9)(17)
	First Lien Secured Debt - Unfunded Delayed Draw	1.50% Unfunded	06/07/25	£2,712	(131)	(198)	(8)(9)(17)(21)(23)
					18,320	17,056
Relation Insurance
AQ Sunshine, Inc.	First Lien Secured Debt	7.42% (6M L+550, 1.00% Floor)	04/15/25	$17,008	16,773	16,354	(9)
	First Lien Secured Debt - Revolver	7.42% (6M L+550, 1.00% Floor)	04/15/24	588	588	569	(9)(23)
	First Lien Secured Debt - Revolver	6.57% (3M L+550, 1.00% Floor)	04/15/24	471	471	455	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/15/24	79	(19)	(3)	(8)(9)(21)(23)
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (28)	Fair Value (1)(29)
	First Lien Secured Debt - Letter of Credit	5.50%	04/30/20	38	—	(1)	(8)(9)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	04/15/25	1,694	(79)	(65)	(8)(9)(21)(23)
					17,734	17,309
Risk Strategies
RSC Acquisition , Inc.	First Lien Secured Debt	7.28% (3M L+550, 1.00% Floor)	11/02/26	16,121	15,832	15,468	(17)
	First Lien Secured Debt	6.95% (3M L+550, 1.00% Floor)	11/02/26	1,003	1,010	962	(17)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/02/26	494	(9)	(20)	(8)(17)(21)(23)
	First Lien Secured Debt - Letter of Credit	5.50%	04/07/20	5	—	—	(17)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	11/02/26	2,714	(86)	(110)	(8)(17)(21)(23)
					16,747	16,300
Total Insurance					$65,337	$63,006
Manufacturing, Capital Equipment
AVAD, LLC
AVAD Canada Ltd.	First Lien Secured Debt - Revolver	5.58% (1M L+400, 1.00% Floor)	10/02/23	$534	$534	$511	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	10/02/23	800	(14)	(35)	(8)(9)(21)(23)
AVAD, LLC	First Lien Secured Debt	9.33% (1M L+775, 1.00% Floor)	10/02/23	8,587	8,464	8,231	(9)
	First Lien Secured Debt - Revolver	5.58% (1M L+400, 1.00% Floor)	10/02/23	10,086	10,086	9,649	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	10/02/23	8,580	(219)	(372)	(8)(9)(21)(23)
					18,851	17,984
Kauffman
Kauffman Holdco, LLC	Common Equity/Interests - Class A Units	N/A	N/A	250,000 Shares	250	187	(9)(13)
Kauffman Intermediate, LLC	First Lien Secured Debt	7.20% (3M L+575, 1.00% Floor)	05/08/25	16,839	16,552	16,275	(9)
	First Lien Secured Debt - Revolver	6.97% (3M L+575, 1.00% Floor)	05/08/25	1,243	1,243	1,199	(9)(23)
	First Lien Secured Debt - Revolver	7.50% (3M L+575, 1.00% Floor)	05/08/25	233	233	225	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	05/08/25	932	(44)	(33)	(8)(9)(21)(23)
	First Lien Secured Debt - Letter of Credit	5.75%	07/25/20	155	—	(6)	(8)(9)(23)
					18,234	17,847
MedPlast Holdings Inc.
MedPlast Holdings Inc.	Second Lien Secured Debt	9.20% (3M L+775)	07/02/26	8,000	7,937	7,538
Total Manufacturing, Capital Equipment					$45,022	$43,369
Media – Diversified & Production
New Wave Entertainment
NW Entertainment, Inc.	First Lien Secured Debt	8.00% (1M L+700, 1.00% Floor)	08/16/24	$23,700	$23,285	$22,738	(9)
	First Lien Secured Debt - Revolver	8.00% (1M L+700, 1.00% Floor)	08/16/24	2,400	2,400	2,297	(9)(23)
	First Lien Secured Debt - Revolver	8.36% (1M L+700, 1.00% Floor)	08/16/24	600	548	574	(9)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	08/16/24	3,000	(52)	(122)	(8)(9)(21)(23)
					26,181	25,487
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (28)	Fair Value (1)(29)
Nitro World Entertainment
NWE OPCO LP	First Lien Secured Debt	8.50% (1M L+650, 2.00% Floor)	12/19/22	5,000	4,977	4,755	(9)
Sonar Entertainment
Sonar Entertainment, Inc.	First Lien Secured Debt	9.18% (1M L+760, 1.25% Floor)	11/15/21	8,058	7,981	7,917	(9)
	First Lien Secured Debt - Revolver	9.18% (1M L+760, 1.25% Floor)	11/15/21	4,097	4,097	4,025	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/15/21	18,734	(216)	(328)	(8)(9)(21)(23)
					11,862	11,614
Total Media – Diversified & Production					$43,020	$41,856
Metals & Mining
Magnetation, LLC
Magnetation, LLC	First Lien Secured Debt	9.91% (6M L+800 Cash (PIK Toggle))	12/31/19	$1,213	$581	$—	(13)(14)(26)
Total Metals & Mining					$581	$—
Retail
IPS
SI Holdings, Inc.	First Lien Secured Debt	7.45% (3M L+600, 1.00% Floor)	07/25/25	$31,641	$31,067	$30,420	(9)
	First Lien Secured Debt - Revolver	7.45% (3M L+600, 1.00% Floor)	07/25/24	853	853	820	(9)(23)
	First Lien Secured Debt - Revolver	7.20% (3M L+600, 1.00% Floor)	07/25/24	2,560	2,501	2,460	(9)(23)
					34,421	33,700
Rapid Displays
Rapid Displays Acquisition Corporation	First Lien Secured Debt	6.00% (1M L+500, 1.00% Floor)	07/01/25	440	432	423	(9)
	First Lien Secured Debt	6.76% (3M L+500, 1.00% Floor)	07/01/25	10,385	10,203	9,991	(9)
	First Lien Secured Debt	6.78% (3M L+500, 1.00% Floor)	07/01/25	577	571	555	(9)
	First Lien Secured Debt - Revolver	7.25% (P+400)	07/01/25	2,308	2,267	2,214	(9)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	07/01/25	1,154	(15)	(44)	(8)(9)(21)(23)
					13,458	13,139
Total Retail					$47,879	$46,839
Telecommunications
IPC Corporation
IPC Corporation	First Lien Secured Debt	6.78% (3M L+500, 1.00% Floor)	08/06/21	$10,000	$9,959	$8,996	(9)
IPC Information Systems UK Holdings Limited	First Lien Secured Debt	8.21% (3M L+650, 1.50% Floor)	08/06/21	843	815	789	(9)(17)
	First Lien Secured Debt	8.24% (3M L+650, 1.50% Floor)	08/06/21	562	543	526	(9)(17)
					11,317	10,311
Securus Technologies Holdings, Inc.
Securus Technologies Holdings, Inc.	Second Lien Secured Debt	9.25% (1M L+825, 1.00% Floor)	11/01/25	12,878	12,788	10,817
Total Telecommunications					$24,105	$21,128
Transportation – Cargo, Distribution
Dynamic Product Tankers (Prime), LLC
Dynamic Product Tankers, LLC (5)	First Lien Secured Debt	8.94% (3M L+700)	06/30/23	$42,000	$41,870	$42,000	(17)
	First Lien Secured Debt - Letters of Credit	2.25%	09/20/20 - 03/31/21	6,050	—	—	(17)(23)
	Common Equity/Interests - Class A Units	N/A	N/A	N/A	49,806	36,457	(13)(17)(24)
					91,676	78,457
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (28)	Fair Value (1)(29)
Heniff and Superior
Heniff Holdco, LLC	First Lien Secured Debt	7.25% (1M L+575, 1.00% Floor)	12/03/26	31,075	30,477	29,611	(9)
	First Lien Secured Debt - Revolver	6.75% (1M L+575, 1.00% Floor)	12/03/24	327	327	315	(9)(23)
	First Lien Secured Debt - Revolver	7.25% (1M L+575, 1.00% Floor)	12/03/24	327	327	315	(9)(23)
	First Lien Secured Debt - Revolver	6.80% (3M L+575, 1.00% Floor)	12/03/24	981	981	944	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/03/24	2,290	(73)	(87)	(8)(9)(21)(23)
					32,039	31,098
MSEA Tankers LLC
MSEA Tankers LLC (5)	Common Equity/Interests - Class A Units	N/A	N/A	N/A	61,950	59,735	(17)(25)
Total Transportation – Cargo, Distribution					$185,665	$169,290
Wholesale
Banner Solutions
Banner Buyer, LLC	First Lien Secured Debt	6.75% (1M L+575, 1.00% Floor)	10/31/25	$12,549	$12,345	$11,915	(9)
	First Lien Secured Debt - Revolver	6.75% (1M L+575, 1.00% Floor)	10/31/25	1,548	1,548	1,469	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	10/31/25	387	(32)	(20)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.75% Unfunded	10/31/25	5,484	(45)	(277)	(8)(9)(21)(23)
Banner Parent Holdings, Inc	Common Equity/Interests - Common Stock	N/A	N/A	5,000 Shares	500	331	(9)(13)
Total Wholesale					$14,316	$13,418
Total Investments before Cash Equivalents					$3,089,613	$2,785,433
J.P. Morgan U.S. Government Money Market Fund				$37,301	$37,301	$37,301	(22)
Total Investments after Cash Equivalents					$3,126,914	$2,822,734	(6)(7)
____________________
(1)Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (See Note 2 to the financial statements).
(2)Preferred and ordinary shares in Solarplicity UK Holdings Limited are GBP denominated equity investments.
(3)Denotes investments in which the Company owns greater than 25% of the equity, where the governing documents of each entity preclude the Company from exercising a controlling influence over the management or policies of such entity. The Company does not have the right to elect or appoint more than 25% of the directors or another party has the right to elect or appoint more directors than the Company and has the right to appoint certain members of senior management. Therefore, the Company has determined that these entities are not controlled affiliates. As of March 31, 2020, we had a 100% equity ownership interest in Golden Bear 2016-R, LLC.
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2020
(In thousands, except share data)
(4)Denotes investments in which we are an “Affiliated Person,” as defined in the 1940 Act, due to holding the power to vote or owning 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of March 31, 2019 and March 31, 2020 along with transactions during the year ended March 31, 2020 in these affiliated investments are as follows:

Name of Issuer	Fair Value at March 31, 2019	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at March 31, 2020	Net Realized Gains (Losses)	Interest/Dividend/Other Income
AIC SPV Holdings II, LLC, Preferred Stock	$440	$—	$—	$2	$442	$—	$94
AMP Solar Group, Inc., Class A Common Unit	6,236	—	—	2,500	8,736	—	—
Carbonfree Caustic SPE LLC, Term Loan	—	13,111	—	—	13,111	—	524
Carbonfree Chemicals SA LLC, Class B Units	—	15,403	—	(15,403)	—	—	—
Carbonfree Chemicals Holdings LLC, Common Equity / Interest	—	30,886	—	(15,781)	15,105	—	—
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC), Term Loan	—	17,057	—	(12,668)	4,389	—	318
Golden Bear 2016-R, LLC, Membership Interests	12,936	83	—	(3,271)	9,748	—	1,192
Pelican Energy, LLC, Membership Interests	5,320	—	(1,553)	(1,356)	2,411	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series B Preferred Stock	14,573	—	—	(11,289)	3,284	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series D Preferred Stock	5,890	—	—	(3,789)	2,101	—	—
Renew JV LLC, Membership Interests	2,296	4,216	(5,118)	(480)	914	2,800	—
SquareTwo Financial Corp. (CA Holdings, Collect America, Ltd.)	—	—	—	—	—	1,209	—
Solarplicity Group Limited, First Lien Term Loan	1,990	—	(5,811)	3,821	—	(4,740)	—
	$49,681	$80,756	$(12,482)	$(57,714)	$60,241	$(731)	$2,128
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
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2020
(In thousands, except share data)
(5)Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Fair value as of March 31, 2019 and March 31, 2020 along with transactions during the year ended March 31, 2020 in these controlled investments are as follows:

Name of Issuer	Fair Value at March 31, 2019	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at March 31, 2020	Net Realized Gains (Losses)	Interest/Dividend/Other Income
Dynamic Product Tankers, LLC, Class A Units	$36,879	$—	$—	$(422)	$36,457	$—	$—
Dynamic Product Tankers, LLC, First Lien Term Loan	42,000	40	—	(40)	42,000	—	3,969
Dynamic Product Tankers, LLC, Letters of Credit	—	—	—	—	—	—	—
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Second Lien Term Loan	33,705	3,222	—	(22,216)	14,711	—	3,221
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), First Lien Term Loan	9,000	—	(9,000)	—	—	—	416
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Common Stock	3,346	—	—	(3,346)	—	—	—
Merx Aviation Finance, LLC, Membership Interests	54,281	—	—	(25,834)	28,447	—	2,500
Merx Aviation Finance, LLC, Revolver	371,200	13,100	(79,000)	—	305,300	—	38,679
Merx Aviation Finance, LLC, Letters of Credit	—	—	—	—	—	—	—
MSEA Tankers LLC, Class A Units	73,369	—	(12,500)	(1,135)	59,735	—	4,649
SHD Oil & Gas, LLC, Series A Units	—	—	—	—	—	—	—
SHD Oil & Gas, LLC, Tranche A Note	46,821	—	(460)	(23,866)	22,495	—	1,400
SHD Oil & Gas, LLC, Tranche B Note	39,432	—	—	(39,432)	—	—	—
SHD Oil & Gas, LLC, Tranche C Note	21,012	3,600	—	108	24,720	—	2,741
	$731,045	$19,962	$(100,960)	$(116,183)	$533,865	$—	$57,575
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
 As of March 31, 2020, the Company had a 85%, 47%, 100%, 98% and 38% equity ownership interest in Dynamic Product Tankers, LLC; Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.); Merx Aviation Finance, LLC; MSEA Tankers, LLC; and SHD Oil & Gas, LLC (f/k/a Spotted Hawk Development LLC), respectively.
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2020
(In thousands, except share data)

(6)Aggregate gross unrealized gain and loss for federal income tax purposes is $49,776 and $405,396, respectively. Net unrealized loss is $355,620 based on a tax cost of $3,178,354.
(7)Substantially all securities are pledged as collateral to our multi-currency revolving credit facility (the “Senior Secured Facility” as defined in Note 8 to the financial statements). As such, these securities are not available as collateral to our general creditors.
(8)The negative fair value is the result of the commitment being valued below par.
(9)These are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive order the Company received from the Securities and Exchange Commission (the “SEC”) permitting us to do so. (See Note 3 to the financial statements for discussion of the exemptive order from the SEC.)
(10)Other than the investments noted by this footnote, the fair value of the Company’s investments is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 2 to the financial statements for more information regarding ASC 820, Fair Value Measurements (“ASC 820”).
(11)The unused line fees of 0.25% are collected for the Unfunded Revolver, respectively from both Altasciences US Acquisition, Inc. and Altasciences/9360-1367 Quebec Inc. as each borrower has access to the respective lending facilities.
(12)Par amount is denominated in USD unless otherwise noted, Euro (“€”), British Pound (“£”), Canadian Dollar (“C$”), and Australian Dollar (“A$”) .
(13)Non-income producing security.
(14)Non-accrual status (See Note 2 to the financial statements).
(15)The underlying investments of AIC SPV Holdings II, LLC is a securitization in which the Company has a 14.25% ownership interest in the residual tranche.
(16)AIC Spotted Hawk Holdings, LLC, AIC SHD Holdings, LLC and AIC Pelican Holdings, LLC are consolidated wholly-owned special purpose vehicles which only hold equity investments of the underlying portfolio companies and have no other significant assets or liabilities. AIC Spotted Hawk Holdings, LLC and AIC SHD Holdings, LLC hold equity investments in SHD Oil & Gas, LLC. AIC Pelican Holdings, LLC holds an equity investment in Pelican Energy, LLC.
(17)Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of March 31, 2020, non-qualifying assets represented approximately 17.23% of the total assets of the Company.
(18)In addition to the interest earned based on the stated rate of this loan, the Company may be entitled to receive additional interest as a result of its arrangement with other lenders in a syndication.
(19)The Company holds some warrants for this investment as part of the restructuring of the underlying portfolio company.  The warrants have no cost and no fair value as of March 31, 2020.
(20)Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread. The borrower has an option to choose the benchmark rate, such as the London Interbank Offered Rate (“LIBOR”), the Euro Interbank Offered Rate (“EURIBOR”), the federal funds rate or the prime rate. The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates (1M L, 2M L, 3M L or 6M L, respectively), EURIBOR loans are typically indexed to 90-day EURIBOR rates (3M E), Bank Bill Swap rates are typically index to 90-day Bank Bill Swap rates (3M BBSW), GBP LIBOR loans are typically indexed to 90-day GBP LIBOR rates (3M GBP L) and EUR LIBOR loans are typically indexed to 90-day EUR LIBOR rates (3M E L) at the borrower’s option. LIBOR and EURIBOR loans may be subject to interest floors. As of March 31, 2020, rates for 1M L, 2M L, 3M L, 6M L, 1M E, 3M E, 3M BBSW, 3M GBP L, 3M E L and Prime are 0.99%, 1.26%, 1.45%, 1.18%, (0.42%), (0.36%), 0.42%, 0.59%, (0.25%) and 3.25%, respectively.
(21)The rates associated with these undrawn committed revolvers and delayed draw term loans represent rates for commitment and unused fees.
(22)This security is included in the Cash and Cash Equivalents on the Statements of Assets and Liabilities.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2020
(In thousands, except share data)
(23)As of March 31, 2020, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 10 to the financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Portfolio Company	Total Commitment	Drawn Commitment	Letters of Credit	Undrawn Commitment
A&V Holdings Midco, LLC	$1,505	$903	$—	$602
Altasciences US Acquistion, Inc.	1,425	1,418	—	7
Amerivet Partners Management, Inc.	8,454	524	—	7,930
AMI US Holdings Inc.	2,907	2,674	—	233
Analogic Corporation	1,827	157	—	1,670
AQ Sunshine, Inc.	2,870	1,059	38	1,773
Arlington Industries Group Limited*	4,960	—	—	4,960
AVAD Canada Ltd.	1,334	534	—	800
AVAD, LLC	18,666	10,086	—	8,580
AVG Intermediate Holdings LLC	1,466	—	—	1,466
Banner Buyer, LLC	7,419	1,548	—	5,871
BIG Buyer, LLC	1,805	722	—	1,083
BK Medical Holding Company, Inc.	783	—	—	783
Cerus Corporation	9,500	187	—	9,313
ChyronHego Corporation	5,750	5,050	—	700
Claritas, LLC	1,032	748	—	284
Compu-Link Corporation	2,272	2,272	—	—
Continuum Global Solutions, LLC	20,000	8,791	—	11,209
Digital Reasoning Systems, Inc.	1,250	—	—	1,250
Dispatch Acquisition Holdings, LLC	8,659	1,462	—	7,197
Dynamic Product Tankers, LLC	6,050	—	6,050	—
Eagle Foods Family Group, LLC	3,751	1,334	—	2,417
Education Personnel*	1,823	1,823	—	—
EHL Merger Sub, LLC	4,155	1,662	—	2,493
Eldrickco Limited*	5,377	428	—	4,949
Erickson Inc	40,500	31,812	1,263	7,425
Exeter Property Group, LLC	192	—	—	192
First Heritage Credit, LLC	11,550	517	—	11,033
FiscalNote, Inc.	6,375	3,867	—	2,508
Flock SPV I, LLC	6,933	—	—	6,933
Florida Food Products, LLC	1,713	1,713	—	—
FPG Services, LLC	7,368	2,105	—	5,263
GB001, Inc.	24,000	—	—	24,000
Genesis Healthcare, Inc.	60,870	14,069	—	46,801
Gutter Buyer, Inc.	4,772	2,727	—	2,045
Heniff Holdco, LLC	3,925	1,635	—	2,290
HSI Halo Acquisition, Inc.	4,590	2,049	—	2,541
IM Acquirer LLC	289	289	—	—
Ivy Finco Limited*	3,363	—	—	3,363
Jacent Strategic Merchandising	3,500	3,500	—	—
JF Acquisition, LLC	1,569	1,569	—	—
Kauffman Intermediate, LLC	2,563	1,476	155	932
KDC US Holdings*	6,023	5,731	78	214
Kure Pain Holdings, Inc.	2,654	2,654	—	—
LabVantage Solutions Limited*	3,769	—	—	3,769
Lifelong Learner Holdings, LLC	5,374	2,389	—	2,985
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2020
(In thousands, except share data)

Portfolio Company	Total Commitment	Drawn Commitment	Letters of Credit	Undrawn Commitment
Lion Cashmere Midco Limited*	3,903	1,301	—	2,602
Liqui-Box Holdings, Inc.*	3,563	3,085	77	401
Magnate Holding Corp.	3,330	2,690	140	500
Mannkind Corporation	12,133	—	—	12,133
Margaux Acquisition Inc.	6,062	1,601	—	4,461
Margaux UK Finance Limited*	2,350	667	—	1,683
Marlin DTC-LS Midco 2, LLC	685	—	—	685
Maxor National Pharmacy Services, LLC	1,558	779	—	779
Medical Guardian, LLC	5,714	381	—	5,333
Merx Aviation Finance, LLC	305,477	305,300	177	—
Nemo (BC) Bidco Pty Ltd*	142	—	—	142
New Amsterdam Software BidCo LLC*	2,250	—	—	2,250
Newscycle Solutions, Inc.	500	500	—	—
Norvax, LLC	3,182	—	—	3,182
NW Entertainment, Inc.	6,000	3,000	—	3,000
Olaplex, Inc.	3,800	3,800	—	—
Omnitracs, LLC	3,750	—	—	3,750
Orchard Therapeutics plc	16,667	—	—	16,667
Ortega National Parks, LLC	8,251	2,049	—	6,202
Pace Health Companies, LLC	4,451	433	68	3,950
Paper Source, Inc.	3,081	3,081	—	—
PHS Buyer, Inc.	2,000	—	—	2,000
PrimeFlight Aviation Services, Inc.	2,842	—	—	2,842
Project Comfort Buyer, Inc.	5,769	—	—	5,769
ProPharma Group Intermediate, LLC*	1,032	1,032	—	—
Protein For Pets Opco, LLC	2,219	444	—	1,775
Purchasing Power Funding I, LLC	9,112	4,608	—	4,504
RA Outdoors, LLC	1,200	—	—	1,200
Radius Health, Inc.	15,500	—	—	15,500
Rapid Displays Acquisition Corporation	3,462	2,308	—	1,154
Rigel Pharmaceuticals, Inc.	3,000	—	—	3,000
RiteDose Holdings I, Inc.	2,000	—	—	2,000
Royton Bidco Limited*	4,413	—	—	4,413
RSC Acquisition , Inc.	3,213	—	5	3,208
Schlesinger Global, LLC	846	—	—	846
SI Holdings, Inc.	3,413	3,413	—	—
Simeio Group Holdings, Inc.	6,346	1,731	—	4,615
Simplifi Holdings, Inc.	8,491	1,200	—	7,291
Sirsi Corporation	429	86	—	343
Soliant Holdings, LLC	1,937	323	—	1,614
Sonar Entertainment, Inc.	22,831	4,097	—	18,734
Springbrook Holding Company, LLC	5,121	—	—	5,121
SSCP Spring Bidco Limited*	1,358	—	—	1,358
Teladoc, Inc.	1,666	—	360	1,306
Telesoft Holdings, LLC	2,273	1,515	—	758
Ten-X, LLC	4,680	4,680	—	—
TGG TS Acquisition Company	1,750	500	—	1,250
The Emmes Company, LLC	2,449	2,449	—	—
THLP CO. LLC	10,112	2,247	—	7,865
Tidewater Consumer Receivables, LLC	1,667	1,537	—	130
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2020
(In thousands, except share data)

Portfolio Company	Total Commitment	Drawn Commitment	Letters of Credit	Undrawn Commitment
TNT Crust LLC	4,228	748	—	3,480
TricorBraun Holdings, Inc.	5,625	5,250	—	375
Truck-Lite Co., LLC	6,759	1,962	85	4,712
Turbo Buyer, Inc.	3,028	923	—	2,105
U.S. Auto Finance, Inc.	20,000	3,052	—	16,948
USLS Acquisition, Inc.	1,608	1,522	86	—
Vertafore, Inc.	15,000	—	424	14,576
Westfall Technik, Inc.	14,849	2,020	—	12,829
Wildcat BuyerCo, Inc.	3,913	—	8	3,905
Wright Medical Group, Inc.	70,000	7,666	—	62,334
Total Commitments	$999,922	$505,464	$9,014	$485,444
____________________
* These investments are in a foreign currency and the total commitment has been converted to USD using the March 31, 2020 exchange rate.
(24)As of March 31, 2020, Dynamic Product Tankers, LLC had various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-3 units which are identical except that Class A-1 unit is voting and Class A-3 unit is non-voting. The units entitle the Company to appoint three out of five managers to the board of managers.
(25)As of March 31, 2020, MSEA Tankers, LLC had various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-2 units which are identical except that Class A-1 unit is voting and Class A-2 unit is non-voting. The units entitle the Company to appoint two out of three managers to the board of managers.
(26)This investment has matured but is still held for any potential future cash proceeds. No value has been attributed to these future recoveries.
(27)The maturity date for these investments are expected to be extended past March 31, 2020. The final terms of the extension are still under negotiation between the Company and the respective portfolio company.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2020
(In thousands, except share data)
(28)The following shows the composition of the Company’s portfolio at cost by control designation, investment type and industry as of March 31, 2020:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Non-Controlled / Non-Affiliated Investments
Advertising, Printing & Publishing	$39,282	$5,503	$—	$—	$—	$—	$—	$44,785
Aerospace & Defense	31,579	13,462	—	—	—	—	—	45,041
Automotive	41,171	23,489	—	—	—	2,064	—	66,724
Aviation and Consumer Transport	14,461	—	—	—	—	—	—	14,461
Beverage, Food & Tobacco	96,973	—	—	—	—	2,199		99,172
Business Services	223,967	150,982	—	—	78	1,432	—	376,459
Chemicals, Plastics & Rubber	17,576	14,506	—	—	—	—	—	32,082
Construction & Building	29,111	—	—	—	—	500	—	29,611
Consumer Goods – Durable	66,367	21,693	—	—	462	100	—	88,622
Consumer Goods – Non-Durable	79,004	12,882	—	—	—	—	—	91,886
Consumer Services	104,237	24,842	—	—	—	—	—	129,079
Containers, Packaging & Glass	5,081	—	—	—	—	—	—	5,081
Diversified Investment Vehicles, Banking, Finance, Real Estate	64,420	—	—	—	—	—	—	64,420
Education	34,595	—		—	—	—	—	34,595
Energy – Electricity	7,637	—	—	—	5,861	4	—	13,502
Environmental Industries	30,764	—	—		—	—	—	30,764
Food & Grocery	15,319	—	—	—	—	—	—	15,319
Healthcare & Pharmaceuticals	416,793	60,914	—	—	333	1,064	135	479,239
High Tech Industries	361,359	—	—	—	1,500	—	48	362,907
Hotel, Gaming, Leisure, Restaurants	2,500	—	—	—	—	—	—	2,500
Insurance	65,337	—	—	—	—	—	—	65,337
Manufacturing, Capital Equipment	36,835	7,937	—	—	—	250	—	45,022
Media – Diversified & Production	43,020	—	—	—	—	—	—	43,020
Metals & Mining	581	—	—	—	—	—	—	581
Retail	47,879	—	—	—	—	—	—	47,879
Telecommunications	11,317	12,788	—	—	—	—	—	24,105
Transportation – Cargo, Distribution	32,039	—	—	—	—	—	—	32,039
Wholesale	13,816	—	—	—	—	500	—	14,316
Total Non-Controlled / Non-Affiliated Investments	$1,933,020	$348,998	$—	$—	$8,234	$8,113	$183	$2,298,548
Non-Controlled / Affiliated Investments
Chemicals, Plastics & Rubber	$30,168	$—	$—	$—	$—	$46,289	$—	$76,457
Diversified Investment Vehicles, Banking, Finance, Real Estate	—	—	—	16,729	—	—	—	16,729
Energy – Electricity	—	—	—	—	14,445	10,893	—	25,338
Energy – Oil & Gas	—	—	—	—	—	16,822	—	16,822
Total Non-Controlled / Affiliated Investments	$30,168	$—	$—	$16,729	$14,445	$74,004	$—	$135,346
Controlled Investments
Aviation and Consumer Transport	$305,300	$—	$—	$—	$—	$15,000	$—	$320,300
Energy – Oil & Gas	113,378	36,926	—	—	—	31,489	—	181,793
Transportation – Cargo, Distribution	41,870	—	—	—	—	111,756	—	153,626
Total Controlled Investments	$460,548	$36,926	$—	$—	$—	$158,245	$—	$655,719
Total	$2,423,736	$385,924	$—	$16,729	$22,679	$240,362	$183	$3,089,613
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2020
(In thousands, except share data)
(29)The following shows the composition of the Company’s portfolio at fair value by control designation, investment type and industry as of March 31, 2020:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Non-Controlled / Non-Affiliated Investments
Advertising, Printing & Publishing	$38,074	$4,882	$—	$—	$—	$—	$—	$42,956	4.2%
Aerospace & Defense	30,902	12,353	—	—	—	—	—	43,255	4.2%
Automotive	39,513	22,220	—	—	—	491	—	62,224	6.1%
Aviation and Consumer Transport	13,984	—	—	—	—	—	—	13,984	1.4%
Beverage, Food & Tobacco	96,048	—	—	—	—	2,368	—	98,416	9.6%
Business Services	217,036	142,390	—	—	78	1,127	—	360,631	35.2%
Chemicals, Plastics & Rubber	17,094	14,671	—	—	—	—	—	31,765	3.1%
Construction & Building	28,415	—	—	—	—	558	—	28,973	2.8%
Consumer Goods – Durable	53,621	20,639	—	—	231	518	—	75,009	7.3%
Consumer Goods – Non-durable	77,283	12,289	—	—	—	—	—	89,572	8.7%
Consumer Services	99,018	24,282	—	—	—	—	—	123,300	12.0%
Containers, Packaging & Glass	5,167	—	—	—	—	—	—	5,167	0.5%
Diversified Investment Vehicles, Banking, Finance, Real Estate	63,371	—	—	—	—	—	—	63,371	6.2%
Education	34,201	—	—	—	—	—	—	34,201	3.3%
Energy – Electricity	3,787	—	—	—	—	—	—	3,787	0.4%
Environmental Industries	29,811	—	—	—	—	—	—	29,811	2.9%
Food & Grocery	15,222	—	—	—	—	—	—	15,222	1.5%
Healthcare & Pharmaceuticals	406,941	56,627	—	—	332	976	88	464,964	45.4%
High Tech Industries	340,032	—	—	—	1,500	—	48	341,580	33.4%
Hotel, Gaming, Leisure, Restaurants	2,425	—	—	—	—	—	—	2,425	0.2%
Insurance	63,006	—	—	—	—	—	—	63,006	6.2%
Manufacturing, Capital Equipment	35,644	7,538	—	—	—	187	—	43,369	4.2%
Media – Diversified & Production	41,856	—	—	—	—	—	—	41,856	4.1%
Metals & Mining	—	—	—	—	—	—	—	—	—%
Retail	46,839	—	—	—	—	—	—	46,839	4.6%
Telecommunications	10,310	10,818	—	—	—	—	—	21,128	2.1%
Transportation – Cargo, Distribution	31,098	—	—	—	—	—	—	31,098	3.0%
Wholesale	13,087	—	—	—	—	331	—	13,418	1.3%
Total Non-Controlled / Non-Affiliated Investments	$1,853,785	$328,709	$—	$—	$2,141	$6,556	$136	$2,191,327	213.9%
% of Net Assets	181.0%	32.1%	—%	—%	0.2%	0.6%	—%	213.9%
Non-Controlled / Affiliated Investments
Chemicals, Plastics & Rubber	$17,500	$—	$—	$—	$—	$15,105	$—	$32,605	3.2%
Diversified Investment Vehicles, Banking, Finance, Real Estate	—	—	—	9,748	—	—	—	9,748	1.0%
Energy – Electricity	—	—	—	—	5,827	9,650	—	15,477	1.5%
Energy – Oil & Gas	—	—	—	—	—	2,411	—	2,411	0.2%
Total Non-Controlled / Affiliated Investments	$17,500	$—	$—	$9,748	$5,827	$27,166	$—	$60,241	5.9%
% of Net Assets	1.7%	—%	—%	1.0%	0.6%	2.6%	—%	5.9%
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2020
(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Controlled Investments
Aviation and Consumer Transport	$305,300	$—	$—	$—	$—	$28,447	$—	$333,747	32.6%
Energy – Oil & Gas	47,215	14,711	—	—	—	—	—	61,926	6.0%
Transportation – Cargo, Distribution	42,000	—	—	—	—	96,192	—	138,192	13.5%
Total Controlled Investments	$394,515	$14,711	$—	$—	$—	$124,639	$—	$533,865	52.1%
% of Net Assets	38.5%	1.4%	—%	—%	—%	12.2%	—%	52.1%
Total	$2,265,800	$343,420	$—	$9,748	$7,968	$158,361	$136	$2,785,433	271.9%
% of Net Assets	221.2%	33.5%	—%	1.0%	0.8%	15.4%	0.0%	271.9%
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2020
(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of March 31, 2020
Healthcare & Pharmaceuticals	16.7%
Business Services	12.9%
Aviation and Consumer Transport	12.5%
High Tech Industries	12.3%
Transportation – Cargo, Distribution	6.1%
Consumer Services	4.4%
Beverage, Food & Tobacco	3.5%
Consumer Goods – Non-durable	3.2%
Consumer Goods – Durable	2.7%
Diversified Investment Vehicles, Banking, Finance, Real Estate	2.6%
Chemicals, Plastics & Rubber	2.3%
Energy – Oil & Gas	2.3%
Insurance	2.3%
Automotive	2.2%
Retail	1.7%
Manufacturing, Capital Equipment	1.6%
Aerospace & Defense	1.6%
Advertising, Printing & Publishing	1.5%
Media – Diversified & Production	1.5%
Education	1.2%
Environmental Industries	1.1%
Construction & Building	1.0%
Telecommunications	0.8%
Energy – Electricity	0.7%
Food & Grocery	0.5%
Wholesale	0.5%
Containers, Packaging & Glass	0.2%
Hotel, Gaming, Leisure, Restaurants	0.1%
Metals & Mining	0.0%
Total Investments	100.0%
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (29)	Fair Value (1) (30)
Advertising, Printing & Publishing
A-L Parent LLC	Second Lien Secured Debt	9.75% (1M L+725, 1.00% Floor)	12/02/24	$5,536	$5,496	$5,522	(10)
Simplifi Holdings, Inc.	First Lien Secured Debt	8.00% (1M L+550, 1.00% Floor)	09/28/22	25,363	24,948	25,110	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/28/22	2,400	(50)	(24)	(8)(9)(21)(23)
					24,898	25,086
Total Advertising, Printing & Publishing					$30,394	$30,608
Aerospace & Defense
Erickson Inc	First Lien Secured Debt - Revolver	10.09% (3M L+750, 1.00% Floor)	04/28/22	$27,169	$27,169	$26,558	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/28/22	11,381	(346)	(256)	(8)(9)(21)(23)
	First Lien Secured Debt - Letters of Credit	7.50%	4/21/19 - 10/01/22	6,449	—	(144)	(8)(9)(23)
					26,823	26,158
ILC Dover LP	Second Lien Secured Debt	11.38% (6M L+850, 1.00% Floor)	06/28/24	20,000	19,635	19,550
PAE Holding Corporation	Second Lien Secured Debt	12.00% (1M L+950, 1.00% Floor)	10/20/23	28,097	27,540	27,816	(10)
Total Aerospace & Defense					$73,998	$73,524
Automotive
Accelerate Parent Corp.	Common Equity/Interests - Common Stock	N/A	N/A	1,076 Shares	$1,714	$—	(13)(28)
Crowne Automotive
Vari-Form Group, LLC	First Lien Secured Debt	13.60% (3M L+11.00% (7.00% Cash plus 4.00% PIK), 1.00% Floor)	02/02/23	$6,196	5,766	960	(9)(13)(14)
Vari-Form Inc.	First Lien Secured Debt	13.60% (3M L+11.00% (7.00% Cash plus 4.00% PIK), 1.00% Floor)	02/02/23	2,110	2,604	327	(9)(13)(14)
					8,370	1,287
K&N Parent, Inc.	Second Lien Secured Debt	11.25% (1M L+875, 1.00% Floor)	10/21/24	23,764	23,428	22,991	(10)
Total Automotive					$33,512	$24,278
Aviation and Consumer Transport
Merx Aviation Finance, LLC (5)	First Lien Secured Debt - Revolver	12.00%	10/31/23	$371,200	$371,200	$371,200	(23)
	First Lien Secured Debt - Letter of Credit	2.25%	07/13/19	177	—	—	(23)
	Common Equity/Interests - Membership Interests	N/A	N/A	N/A	15,000	54,281
Total Aviation and Consumer Transport					$386,200	$425,481
Beverage, Food & Tobacco
Eagle Foods Family Group, LLC	First Lien Secured Debt	9.24% (3M L+650, 1.00% Floor)	06/14/24	$24,813	$24,571	$24,440	(9)
	First Lien Secured Debt - Unfunded Revolver	0.00% Unfunded	06/14/23	3,750	(35)	(56)	(8)(9)(21)(23)
					24,536	24,384
Florida Food Products
Florida Food Products, Inc.	First Lien Secured Debt	9.25% (1M L+675, 1.00% Floor)	09/08/25	23,171	22,639	22,940	(9)
Florida Food Products, LLC	First Lien Secured Debt - Revolver	9.25% (1M L+675, 1.00% Floor)	09/06/23	1,336	1,336	1,322	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/06/23	377	(38)	(4)	(8)(9)(21)(23)
					23,937	24,258
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (29)	Fair Value (1) (30)
TNT Crust LLC	First Lien Secured Debt	8.75% (1M L+625, 1.00% Floor)	11/06/23	9,083	8,916	8,992	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/06/23	1,626	(30)	(16)	(8)(9)(21)(23)
	Common Equity/Interests - Series A Units	N/A	N/A	244 Shares	244	323	(9)(13)
					9,130	9,299
Total Beverage, Food & Tobacco					$57,603	$57,941
Business Services
Access CIG, LLC	Second Lien Secured Debt	10.25% (1M L+775)	02/27/26	$15,900	$15,771	$15,741	(10)
Aero Operating LLC	First Lien Secured Debt	9.75% (1M L+725, 1.00% Floor)	12/29/22	37,040	36,325	36,669	(9)
	First Lien Secured Debt - Revolver	9.75% (1M L+725)	12/29/22	2,663	2,663	2,636	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	1.00% Unfunded	12/29/22	2,032	(90)	(20)	(8)(9)(21)(23)
	First Lien Secured Debt - Letter of Credit	7.25%	5/4/2019 - 6/21/19	118	—	(1)	(8)(9)(23)
					38,898	39,284
Ambrosia Buyer Corp.	Second Lien Secured Debt	10.50% (1M L+ 800, 1.00% Floor)	08/28/25	21,429	20,999	20,975
Aptean, Inc.	Second Lien Secured Debt	12.11% (3M L+950, 1.00% Floor)	12/20/23	11,148	11,064	11,148	(10)
Claritas, LLC	First Lien Secured Debt	8.50% (1M L+600, 1.00% Floor)	12/21/23	3,944	3,905	3,905	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/21/23	1,031	(10)	(10)	(8)(9)(21)(23)
					3,895	3,895
Continuum Global Solutions, LLC	First Lien Secured Debt - Revolver	8.00% (1M L+550, 1.00% Floor)	02/15/22	6,219	6,219	6,095	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	02/15/22	4,550	(207)	(91)	(8)(9)(21)(23)
	Preferred Equity - Preferred Stock	N/A	N/A	620 Shares	62	62	(9)(13)
					6,074	6,066
CT Technologies Intermediate Holdings, Inc	First Lien Secured Debt	6.75% (1M L+425, 1.00% Floor)	12/01/21	4,460	3,853	3,897	(9)(10)
	Second Lien Secured Debt	11.50% (1M L+900, 1.00% Floor)	12/01/22	31,253	30,636	29,378	(9)
					34,489	33,275
Education Personnel	First Lien Secured Debt	5.60% (3M GBP L+475, 0.50% Floor)	08/31/24	£4,118	5,219	5,315	(9)(17)
	First Lien Secured Debt - Revolver	5.60% (3M GBP L+475, 0.50% Floor)	08/31/24	£1,471	1,864	1,898	(9)(17)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.66% Unfunded	08/31/24	£4,412	—	—	(9)(17)(21)(23)
					7,083	7,213
Electro Rent Corporation	Second Lien Secured Debt	11.60% (3M L+900, 1.00% Floor)	01/31/25	34,235	33,427	33,551	(9)
McLarens Global Ltd.
Margaux Acquisition Inc.	First Lien Secured Debt	8.18% (3M L+600, 1.00% Floor)	12/19/24	17,614	17,279	17,262	(9)
	First Lien Secured Debt	8.60% (3M L+600, 1.00% Floor)	12/19/24	1,373	1,373	1,345	(9)
	First Lien Secured Debt - Revolver	8.60% (3M L+600)	12/19/24	172	172	168	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/19/24	1,430	(31)	(29)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	12/19/24	4,461	(111)	(89)	(8)(9)(21)(23)
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
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (29)	Fair Value (1) (30)
Healthcare & Pharmaceuticals
Altasciences
9360-1367 Quebec Inc.	First Lien Secured Debt	8.49% (3M L+625, 1.00% Floor)	06/09/23	$2,394	$1,755	$1,725	(9)(17)
	First Lien Secured Debt	8.88% (3M L+625, 1.00% Floor)	06/09/23	$2,870	2,824	2,762	(9)(17)
Altasciences US Acquisition, Inc.	First Lien Secured Debt	8.88% (3M L+625, 1.00% Floor)	06/09/23	5,182	5,101	4,988	(9)
	First Lien Secured Debt	8.85% (3M L+625, 1.00% Floor)	06/09/23	922	922	887	(9)
	First Lien Secured Debt - Revolver	8.86% (3M L+625, 1.00% Floor)	06/09/23	535	535	515	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.25% Unfunded	06/09/23	891	(22)	(33)	(8)(9)(21)(23)(27)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	06/09/23	1,929	(25)	(72)	(8)(9)(21)(23)(27)
					11,090	10,772
Amerivet Partners Management, Inc.	First Lien Secured Debt	8.25% (1M L+575, 1.00% Floor)	06/05/24	14,372	14,145	14,046	(9)
	First Lien Secured Debt	10.25% (P+475)	06/05/24	1,635	1,619	1,598	(9)
	First Lien Secured Debt - Revolver	10.25% (P+475)	06/05/24	81	81	79	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/05/24	725	(17)	(16)	(8)(9)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	06/05/24	10,141	(214)	(230)	(8)(9)(21)(23)
					15,614	15,477
Analogic Corporation	First Lien Secured Debt	8.50% (1M L+600, 1.00% Floor)	06/22/24	27,254	26,661	26,982	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/22/23	2,609	(55)	(26)	(8)(9)(21)(23)
					26,606	26,956
Aptevo Therapeutics Inc.	First Lien Secured Debt	10.10% (1M L+760, 0.50% Floor)	02/01/23	8,571	8,730	8,521	(9)
Argon Medical Devices Holdings, Inc.	Second Lien Secured Debt	10.50% (1M L+800, 1.00% Floor)	01/23/26	19,600	19,516	19,306	(10)
AVG Intermediate Holdings LLC	First Lien Secured Debt	12.50% (P+700)	02/08/24	15,000	14,672	14,651	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	02/08/24	14,500	(317)	(338)	(8)(9)(21)(23)
					14,355	14,313
BioClinica Holding I, LP	Second Lien Secured Debt	11.00% (3M L+825, 1.00% Floor)	10/21/24	24,612	24,251	22,151	(10)
Cerus Corporation	First Lien Secured Debt	7.95% (1M L+545, 1.80% Floor)	03/01/24	12,000	11,940	11,940	(9)(17)
	First Lien Secured Debt - Unfunded Revolver	0.00% Unfunded	03/01/24	500	(1)	(4)	(8)(9)(17)(21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	03/01/24	9,000	(44)	(46)	(8)(9)(17)(21)(23)
					11,895	11,890
Emmes Corporation
Emmes Blocker, Inc.	Common Equity/Interests - Common Stock	N/A	N/A	306 Shares	306	306	(9)(13)
The Emmes Company, LLC	First Lien Secured Debt	8.00% (1M L+550, 1.00% Floor)	03/03/25	12,245	12,064	11,939	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/03/25	2,449	(36)	(61)	(8)(9)(21)(23)
					12,334	12,184
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
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2019
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (29)	Fair Value (1) (30)
Transportation – Cargo, Distribution
Dynamic Product Tankers, LLC (5)	First Lien Secured Debt	9.60% (3M L+700)	06/30/23	$42,000	41,830	42,000	(17)
	First Lien Secured Debt - Letters of Credit	2.25%	9/20/19 - 3/31/21	6,050	—	—	(17)(23)
	Common Equity/Interests - Class A Units	N/A	N/A	N/A	49,806	36,879	(17)(24)
					91,636	78,879
MSEA Tankers LLC (5)	Common Equity/Interests - Class A Units	N/A	N/A	N/A	74,450	73,369	(17)(25)
PT Intermediate Holdings III, LLC	Second Lien Secured Debt	10.60% (3M L+800, 1.00% Floor)	12/08/25	9,375	9,296	9,281
Total Transportation – Cargo, Distribution					$175,382	$161,529
Utilities – Electric
Asset Repackaging Trust Six B.V.	Structured Products and Other	12.05%	05/18/27	$58,411	$26,480	$32,659	(11)(17)(19)
Total Utilities – Electric					$26,480	$32,659
Total Investments before Cash Equivalents and Option Contracts					$2,458,111	$2,408,132
J.P. Morgan U.S. Government Money Market Fund	N/A	N/A	N/A	$36,280	$36,280	$36,280	(22)
Total Investments after Cash Equivalents					$2,494,391	$2,444,412	(6)(7)
____________________
(1)Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (See Note 2 to the financial statements).
(2)Preferred and ordinary shares in Solarplicity UK Holdings Limited are GBP denominated equity investments.
(3)Denotes investments in which the Company owns greater than 25% of the equity, where the governing documents of each entity preclude the Company from exercising a controlling influence over the management or policies of such entity. The Company does not have the right to elect or appoint more than 25% of the directors or another party has the right to elect or appoint more directors than the Company and has the right to appoint certain members of senior management. Therefore, the Company has determined that these entities are not controlled affiliates. As of March 31, 2019, we had a 100% and 28% equity ownership interest in Golden Bear 2016-R, LLC and Solarplicity Group Limited, respectively. Equity ownership in Solarplicity Group Limited was written off as it was deemed worthless.
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2019
(In thousands, except share data)
(4)Denotes investments in which we are an “Affiliated Person,” as defined in the 1940 Act, due to holding the power to vote or owning 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of March 31, 2018 and March 31, 2019 along with transactions during the year ended March 31, 2019 in these affiliated investments are as follows:

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
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2019
(In thousands, except share data)

(5)Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Fair value as of March 31, 2018 and March 31, 2019 along with transactions during the year ended March 31, 2019 in these controlled investments are as follows:

Name of Issuer	Fair Value at March 31, 2018	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Losses	Fair Value at March 31, 2019	Net Realized Losses	Interest/Dividend/Other Income
Dynamic Product Tankers, LLC, First Lien Term Loan	$42,000	$40	$—	$(40)	$42,000	$—	$4,045
Dynamic Product Tankers, LLC, Letters of Credit	—	—	—	—	—	—	16
Dynamic Product Tankers, LLC, Class A Units	41,479	1,700	—	(6,300)	36,879	—	—
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), First Lien Term Loan	15,000	—	(6,000)	—	9,000	—	1,051
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Second Lien Term Loan	30,510	3,195	—	—	33,705	—	3,246
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Common Stock	20,303	—	—	(16,957)	3,346	—	—
Merx Aviation Finance, LLC, Revolver	359,800	96,000	(84,600)	—	371,200	—	48,180
Merx Aviation Finance, LLC, Membership Interests	42,381	—	—	11,900	54,281	—	9,400
MSEA Tankers LLC, Class A Units	72,256	—	—	1,113	73,369	—	4,700
SHD Oil & Gas, LLC, Tranche A Note	44,739	2,021	—	61	46,821	—	5,163
SHD Oil & Gas, LLC, Tranche B Note	40,816	—	—	(1,384)	39,432	—	—
SHD Oil & Gas, LLC, Tranche C Note	19,776	1,200	—	36	21,012	—	2,387
	$729,060	$104,156	$(90,600)	$(11,571)	$731,045	$—	$78,188
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
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2019
(In thousands, except share data)

(6)Aggregate gross unrealized gain and loss for federal income tax purposes is $126,359 and $186,864, respectively. Net unrealized loss is $60,504 based based on a tax cost of $2,504,916.
(7)Substantially all securities are pledged as collateral to our multi-currency revolving credit facility (the “Senior Secured Facility” as defined in Note 8 to the financial statements). As such, these securities are not available as collateral to our general creditors.
(8)The negative fair value is the result of the commitment being valued below par.
(9)These are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive order the Company received from the Securities and Exchange Commission (the “SEC”) permitting us to do so. (See Note 3 to the financial statements for discussion of the exemptive order from the SEC.)
(10)Other than the investments noted by this footnote, the fair value of the Company’s investments is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 2 to the financial statements for more information regarding ASC 820, Fair Value Measurements (“ASC 820”).
(11)These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
(12)Par amount is denominated in USD unless otherwise noted, Euro (“€”), British Pound (“£”), and Canadian Dollar (“C$”), and Australian Dollar (“A$”).
(13)Non-income producing security.
(14)Non-accrual status (See Note 2 to the financial statements).
(15)The underlying investments of AIC SPV Holdings II, LLC is a securitization in which the Company has a 14.25% ownership interest in the residual tranche.
(16)AIC Spotted Hawk Holdings, LLC, AIC SHD Holdings, LLC and AIC Pelican Holdings, LLC are consolidated wholly-owned special purpose vehicles which only hold equity investments of the underlying portfolio companies and have no other significant assets or liabilities. AIC Spotted Hawk Holdings, LLC and AIC SHD Holdings, LLC hold equity investments in SHD Oil & Gas, LLC. AIC Pelican Holdings, LLC holds an equity investment in Pelican Energy, LLC.
(17)Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of March 31, 2019, non-qualifying assets represented approximately 16.25% of the total assets of the Company.
(18)In addition to the interest earned based on the stated rate of this loan, the Company may be entitled to receive additional interest as a result of its arrangement with other lenders in a syndication.
(19)This investment represents a leveraged subordinated interest in a trust that holds one foreign currency denominated bond and a derivative instrument.
(20)Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread. The borrower has an option to choose the benchmark rate, such as the London Interbank Offered Rate (“LIBOR”), the Euro Interbank Offered Rate (“EURIBOR”), the federal funds rate or the prime rate. The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates (1M L, 2M L, 3M L or 6M L, respectively), and EURIBOR loans are typically indexed to 90-day EURIBOR rates (3M E), at the borrower’s option. LIBOR and EURIBOR loans may be subject to interest floors. As of March 31, 2019, rates for 1M L, 2M L, 3M L, 6M L, 1M E, 3M E, 1M BBSW, 3M BBSW, 3M GBP L and Prime are 2.49%, 2.56%, 2.60%, 2.66%, (0.42%), (0.35%), 1.80%, 1.77%, 0.84%, and 5.50%, respectively.
(21)The rates associated with these undrawn committed revolvers and delayed draw term loans represent rates for commitment and unused fees.
(22)This security is included in the Cash and Cash Equivalents on the Statements of Assets and Liabilities.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2019
(In thousands, except share data)

(23)As of March 31, 2019, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 10 to the financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies

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
(24)As of March 31, 2019, Dynamic Product Tankers, LLC had various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-3 units which are identical except that Class A-1 unit is voting and Class A-3 unit is non-voting. The units entitle the Company to appoint three out of five managers to the board of managers.
(25)As of March 31, 2019, MSEA Tankers, LLC had various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-2 units which are identical except that Class A-1 unit is voting and Class A-2 unit is non-voting. The units entitle the Company to appoint two out of three managers to the board of managers.
(26)The Company holds three classes of warrants in Sprint Industrial Holdings, LLC. The Company holds 5,595 warrants of Class G, 507 warrants of Class H, and 1,239 warrants of Class I.
(27)The unused line fees of 0.50% and 0.25% are collected for the Unfunded Delayed Draw and Unfunded Revolver, respectively from both Altasciences US Acquisition, Inc. and Altasciences / 9360-1367 Quebec Inc. as each borrower has access to the respective lending facilities.
(28)The Company holds some warrants for this investment as part of the restructuring of the underlying portfolio company.  The warrants have no cost and no fair value as of March 31, 2019.
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2019
(In thousands, except share data)
(29)The following shows the composition of the Company’s portfolio at cost by control designation, investment type and industry as of March 31, 2019:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Non-Controlled / Non-Affiliated Investments
Advertising, Printing & Publishing	$24,898	$5,496	$—	$—	$—	$—	$—	$30,394
Aerospace & Defense	26,823	47,175	—	—	—	—	—	73,998
Automotive	8,370	23,428	—	—	—	1,714	—	33,512
Beverage, Food & Tobacco	57,359	—	—	—	—	244	—	57,603
Business Services	134,311	215,648	—	—	62	603	—	350,624
Chemicals, Plastics & Rubber	72,663	14,465	—	—	—	9,000	—	96,128
Construction & Building	23,156	—	—	—	—	500	—	23,656
Consumer Goods – Durable	37,877	21,649	—	—	462	—	—	59,988
Consumer Goods – Non-Durable	73,574	20,292	—	—	—	—	—	93,866
Consumer Services	23,771	24,734	—	—	—	—	—	48,505
Containers, Packaging & Glass	1,358	18,107	—	—	—	—	—	19,465
Diversified Investment Vehicles, Banking, Finance, Real Estate	47,399	4,935	—	—	—	—	—	52,334
Energy – Electricity	7,637	—	—	—	5,861	4	—	13,502
Food & Grocery	19,391	10,400	—	—	—	—	—	29,791
Healthcare & Pharmaceuticals	288,012	80,246	—	—	333	306	135	369,032
High Tech Industries	178,940	12,107	—	—	1,500	—	48	192,595
Hotel, Gaming, Leisure, Restaurants	2,500	—	—	—	—	—	—	2,500
Manufacturing, Capital Equipment	21,462	7,927	—	—	—	—	—	29,389
Media – Diversified & Production	14,601	3,217	—	—	—	—	—	17,818
Metals & Mining	1,146	—	—	—	—	—	—	1,146
Telecommunications	9,928	12,772	—	—	—	—	—	22,700
Transportation – Cargo, Distribution	—	9,296	—	—	—	—	—	9,296
Utilities – Electric	—	—	—	26,480	—	—	—	26,480
Total Non-Controlled / Non-Affiliated Investments	$1,075,176	$531,894	$—	$26,480	$8,218	$12,371	$183	$1,654,322
Non-Controlled / Affiliated Investments
Diversified Investment Vehicles, Banking, Finance, Real Estate	$—	$—	$—	$16,645	$—	$—	$—	$16,645
Energy – Electricity	5,811	—	—	—	14,445	11,796	—	32,052
Energy – Oil & Gas	—	—	—	—	—	18,375	—	18,375
Total Non-Controlled / Affiliated Investments	$5,811	$—	$—	$16,645	$14,445	$30,171	$—	$67,072
Controlled Investments
Aviation and Consumer Transport	$371,200	$—	$—	$—	$—	$15,000	$—	$386,200
Energy – Oil & Gas	119,237	33,705	—	—	—	31,489	—	184,431
Transportation – Cargo, Distribution	41,830	—	—	—	—	124,256	—	166,086
Total Controlled Investments	$532,267	$33,705	$—	$—	$—	$170,745	$—	$736,717
Total	$1,613,254	$565,599	$—	$43,125	$22,663	$213,287	$183	$2,458,111

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2019
(In thousands, except share data)

(30)The following shows the composition of the Company’s portfolio at fair value by control designation, investment type and industry as of March 31, 2019:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Non-Controlled / Non-Affiliated Investments
Advertising, Printing & Publishing	$25,086	$5,522	$—	$—	$—	$—	$—	$30,608	2.3%
Aerospace & Defense	26,158	47,366	—	—	—	—	—	73,524	5.6%
Automotive	1,287	22,991	—	—	—	—	—	24,278	1.8%
Beverage, Food & Tobacco	57,618	—	—	—	—	323	—	57,941	4.4%
Business Services	135,022	214,886	—	—	62	696	—	350,666	26.7%
Chemicals, Plastics & Rubber	70,108	14,937	—	—	—	—	—	85,045	6.5%
Construction & Building	23,115	—	—	—	—	478	—	23,593	1.8%
Consumer Goods – Durable	36,641	21,589	—	—	462	470	—	59,162	4.5%
Consumer Goods – Non-Durable	73,976	20,217	—	—	—	—	—	94,193	7.2%
Consumer Services	23,601	24,708	—	—	—	—	—	48,309	3.7%
Containers, Packaging & Glass	1,630	15,912	—	—	—	—	—	17,542	1.3%
Diversified Investment Vehicles, Banking, Finance, Real Estate	47,360	4,913	—	—	—	—	—	52,273	4.0%
Energy – Electricity	7,173	—	—	—	4,922	223	—	12,318	0.9%
Food & Grocery	19,109	10,474	—	—	—	—	—	29,583	2.3%
Healthcare & Pharmaceuticals	287,181	76,827	—	—	333	306	93	364,740	27.8%
High Tech Industries	176,668	11,998	—	—	1,500	—	57	190,223	14.5%
Hotel, Gaming, Leisure, Restaurants	2,500	—	—	—	—	—	—	2,500	0.2%
Manufacturing, Capital Equipment	21,473	8,000	—	—	—	—	—	29,473	2.3%
Media – Diversified & Production	14,516	3,217	—	—	—	—	—	17,733	1.4%
Metals & Mining	221	—	—	—	—	—	—	221	—%
Telecommunications	8,888	12,653	—	—	—	—	—	21,541	1.6%
Transportation – Cargo, Distribution	—	9,281	—	—	—	—	—	9,281	0.7%
Utilities – Electric	—	—	—	32,659	—	—	—	32,659	2.5%
Total Non-Controlled / Non-Affiliated Investments	$1,059,331	$525,491	$—	$32,659	$7,279	$2,496	$150	$1,627,406	124.0%
% of Net Assets	80.7%	40.0%	—%	2.5%	0.6%	0.2%	0%	124.0%
Non-Controlled / Affiliated Investments
Diversified Investment Vehicles, Banking, Finance, Real Estate	$—	$—	$—	$12,936	$—	$—	$—	$12,936	1.0%
Energy – Electricity	1,990	—	—	—	20,903	8,532	—	31,425	2.4%
Energy – Oil & Gas	—	—	—	—	—	5,320	—	5,320	0.4%
Total Non-Controlled / Affiliated Investments	$1,990	$—	$—	$12,936	$20,903	$13,852	$—	$49,681	3.8%
% of Net Assets	0.2%	—%	—%	1.0%	1.6%	1.0%	—%	3.8%
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 1. Organization
Apollo Investment Corporation (the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” or “our”), a Maryland corporation incorporated on February 2, 2004, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We commenced operations on April 8, 2004 receiving net proceeds of $870,000 from our initial public offering by selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through March 31, 2020, we have raised approximately $2,210,067 in net proceeds from additional offerings of common stock and repurchased common stock for $223,072.
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
Under the 1940 Act, ASC 946, and the regulations pursuant to Article 6 of Regulation S-X, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit us. Consequently, as of March 31, 2020, the Company consolidated some special purposes entities. These special purposes entities only hold investments of the Company and have no other significant asset and liabilities. All significant intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income, expenses, gains and losses during the reported periods. Changes in the economic environment, financial markets, credit worthiness of our portfolio companies, and the global outbreak of a novel coronavirus (COVID-19) during the first quarter of 2020, and any other parameters used in determining these estimates could cause actual results to differ materially.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential businesses. Such actions are creating disruption in global supply chains, and adversely impacting many industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying our financial statements are reasonable and supportable based on the information available as of March 31, 2020. However uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of March 31, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates.
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
Cash and cash equivalents are carried at cost which approximates fair value. Cash equivalents held as of March 31, 2020 was $37,301. Cash equivalents held as of March 31, 2019 was $36,280.
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
1.Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of our Investment Adviser who are responsible for the portfolio investment.
2.Preliminary valuation conclusions are then documented and discussed with senior management of our Investment Adviser.
3.Independent valuation firms are engaged by our Board of Directors to conduct independent appraisals by reviewing our Investment Adviser’s preliminary valuations and then making their own independent assessment.
4.The Audit Committee of the Board of Directors reviews the preliminary valuation of our Investment Adviser and the valuation prepared by the independent valuation firms and responds, if warranted, to the valuation recommendation of the independent valuation firms.
5.The Board of Directors discusses valuations and determines in good faith the fair value of each investment in our portfolio based on the input of our Investment Adviser, the applicable independent valuation firm, and the Audit Committee of the Board of Directors.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
6.For Level 3 investments entered into within the current quarter, the cost (purchase price adjusted for accreted original issue discount/amortized premium) or any recent comparable trade activity on the security investment shall be considered to reasonably approximate the fair value of the investment, provided that no material change has since occurred in the issuer’s business, significant inputs or the relevant environment.
Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides an independent assessment of value. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. During the year ended March 31, 2020, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.
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
Federal and State Income Taxes
We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through March 31, 2020 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ending March 31, 2020. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.
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
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the financial statements. As of March 31, 2020, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2017 remain subject to examination by the Internal Revenue Service.
Retroactive Adjustments for Common Stock Reverse Split
The Company’s Board of Directors approved a one-for-three reverse stock split of the Company’s common stock on October 30, 2018 which was effective as of close of business November 2018 (the “Reverse Stock Split”). All common share and common per share amounts in the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split as disclosed in Note 9.
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
In April 2019, the FASB issued Accounting Standards Update No. 2019-04, "Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” This guidance amends how credit losses are recorded for financial assets and certain other instruments that are not measured at fair value, including trade and interest receivables. The ASU allows for the guidance to be adopted through an accounting policy election effective for interim and annual periods beginning after December 15, 2019. The Company has evaluated the impact of this guidance and determined that there is no material effect on the Company’s financial statements.
In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is evaluating the potential impact that the adoption of this guidance will have on the Company’s financial statements.

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
For accounting purposes only, we are required under GAAP to accrue a theoretical capital gains incentive fee based upon net realized capital gains and unrealized capital gain and loss on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no accrual for theoretical capital gains incentive fee for the years ended March 31, 2020 and 2019. It should be noted that a fee so calculated and accrued would not be payable under the Advisers Act or the investment advisory management agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the investment advisory management agreement which specifically excludes consideration of unrealized capital gain.

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
For the years ended March 31, 2020, 2019 and 2018, the Company recognized $40,360, $35,733 and $47,937, respectively, of management fees, and $1,983, $21,190 and $28,710, respectively, of incentive fees before impact of waived fees. For the years ended March 31, 2020 and 2019, no management fees were waived (as not applicable) and for the year ended March 31, 2018, management fees waived was $11,984. For the years ended March 31, 2020, 2019 and 2018, incentive fees waived were $0, $5,542 and $7,734, respectively.
As of March 31, 2020 and March 31, 2019, management and performance-based incentive fees payable were $10,289 and $8,880, respectively.
For the years ended March 31, 2020 and 2019 there were no amounts of incentive fees on PIK income for which payments have been deferred, and for the year ended March 31, 2018, the amount of incentive fees on PIK income for which payments have been deferred was $1,543. For the years ended March 31, 2020, 2019 and 2018, the Company reversed $0, $979 and $2,224, respectively, of the deferred incentive fee payable related to PIK income which were deemed to be no longer realizable. As of March 31, 2020 and March 31, 2019, there were no cumulative deferred incentive fees on PIK income included in management and performance-based incentive fee payable line of the Statements of Assets and Liabilities.
For the years ended March 31, 2020, 2019 and 2018, the amount of interest on deferred incentive fees accrued were $0, $62 and $100. For the years ended March 31, 2020, 2019 and 2018, the Company reversed $0, $41 and $43 of the accrued interest payable on deferred incentive fees related to PIK income which were deemed to be no longer realizable. As of March 31, 2020 and March 31, 2019, there was no accrued interest payable on deferred incentive fees.
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
For the years ended March 31, 2020, 2019 and 2018 there was no fee offset.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
Administration Agreement with AIA
The Company has also entered into an administration agreement with the Administrator (the “Administration Agreement”) under which AIA provides administrative services for the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator and requested to be reimbursed by the Administrator in performing its obligations under the Administration Agreement. The expenses include rent and the Company’s allocable portion of compensation and other related expenses for its Chief Financial Officer, Chief Legal Officer and Chief Compliance Officer and their respective staffs. For the years ended March 31, 2020, 2019 and 2018, the Company recognized administrative services expense under the Administration Agreement of $6,335, $6,772 and $6,915, respectively. There was no payable to AIA and its affiliates for expenses paid on our behalf as of March 31, 2020 and March 31, 2019.
Administrative Service Expense Reimbursement
Merx Aviation Finance, LLC (“Merx”), a wholly-owned portfolio company of the Company, has entered into an administration agreement with the Administrator (the “Merx Administration Agreement”) under which AIA provides administrative services to Merx and several Merx managed entities. For the years ended March 31, 2020, 2019 and 2018, the Company recognized administrative service expense reimbursements of $300, $250 and $250, respectively, under the Merx Administration Agreement.
Debt Expense Reimbursements
The Company has also entered into debt expense reimbursement agreements with Merx and several other portfolio companies, which will reimburse the Company for reasonable out-of-pocket expenses incurred, including any interest, fees or other amounts incurred by the Company in connection with letters of credit issued on their behalf. For the years ended March 31, 2020, 2019 and 2018, the Company recognized debt expense reimbursements of $133, $273 and $332, respectively, under the debt expense reimbursement agreements.
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
As of March 31, 2020, the Company’s co-investment holdings were 59% of the portfolio or $1,653,269, measured at fair value. On a cost basis, 55% of the portfolio or $1,711,258 were co-investments. As of March 31, 2019, the Company’s co-investment holdings were 40% of the portfolio or $954,774, measured at fair value. On a cost basis, 39% of the portfolio or $963,227 were co-investments.

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
Note 4. Earnings Per Share
The following table sets forth the computation of earnings (loss) per share (“EPS”), pursuant to ASC 260-10, for the years ended March 31, 2020, 2019 and 2018:

	Year Ended March 31,
	2020	2019	2018
Basic and Diluted Earnings (Loss) Per Share
Net increase (decrease) in net assets resulting from operations	$(116,064)	$71,946	$87,029
Weighted average shares outstanding	67,228,771	70,645,944	72,874,613
Basic and diluted earnings (loss) per share	$(1.73)	$1.02	$1.19
Note 5. Investments
Fair Value Measurement and Disclosures
The following table shows the composition of our investment portfolio as of March 31, 2020, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$2,423,736	$2,265,800	$—	$—	$2,265,800
Second Lien Secured Debt	385,924	343,420	—	—	343,420
Unsecured Debt	—	—	—	—	—
Structured Products and Other	16,729	9,748	—	—	9,748
Preferred Equity	22,679	7,968	—	—	7,968
Common Equity/Interests	240,362	158,361	—	418	157,943
Warrants	183	136	—	—	136
Total Investments before Cash Equivalents	$3,089,613	$2,785,433	$—	$418	$2,785,015
Money Market Fund	$37,301	$37,301	$37,301	$—	$—
Total Cash Equivalents	$37,301	$37,301	$37,301	$—	$—
Total Investments after Cash Equivalents	$3,126,914	$2,822,734	$37,301	$418	$2,785,015

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

The following table shows the composition of our investment and derivative portfolio as of March 31, 2019, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$1,613,254	$1,590,786	$—	$3,855	$1,586,931
Second Lien Secured Debt	565,599	559,196	—	221,651	337,545
Unsecured Debt	—	—	—	—	—
Structured Products and Other	43,125	45,595	—	—	45,595
Preferred Equity	22,663	28,182	—	—	28,182
Common Equity/Interests	213,287	184,223	—	469	183,754
Warrants	183	150	—	—	150
Total Investments before Cash Equivalents	$2,458,111	$2,408,132	$—	$225,975	$2,182,157
Money Market Fund	$36,280	$36,280	$36,280	$—	$—
Total Cash Equivalents	$36,280	$36,280	$36,280	$—	$—
Total Investments after Cash Equivalents	$2,494,391	$2,444,412	$36,280	$225,975	$2,182,157

The following table shows changes in the fair value of our Level 3 investments during the year ended March 31, 2020:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of March 31, 2019	$1,586,931	$337,545	$—	$45,595	$28,182	$183,754	$150	$2,182,157
Net realized gains (losses)	(9,464)	—	—	7,023	—	(4,401)	—	(6,842)
Net change in unrealized gains (losses)	(135,442)	(30,649)	—	(9,451)	(20,229)	(52,886)	(14)	(248,671)
Net amortization on investments	7,693	871	—	317	—	—	—	8,881
Purchases, including capitalized PIK (3)	1,902,442	7,255	—	84	15	55,459	—	1,965,255
Sales (3)	(1,086,360)	(90,608)	—	(33,820)	—	(23,983)	—	(1,234,771)
Transfers out of Level 3 (1)	—	—	—	—	—	—	—	—
Transfers into Level 3 (1)	—	119,006	—	—	—	—	—	119,006
Fair value as of March 31, 2020	$2,265,800	$343,420	$—	$9,748	$7,968	$157,943	$136	$2,785,015

Net change in unrealized gains (losses) on Level 3 investments still held as of March 31, 2020	$(142,749)	$(38,785)	$—	$(3,272)	$(20,229)	$(61,386)	$(14)	$(266,435)
____________________
(1)Transfers out of Level 3 are due to an increase in the quantity and reliability of broker quotes obtained and transfers into Level 3 are due to a decrease in the quantity and reliability of broker quotes obtained as assessed by the Investment Adviser. Transfers are assumed to have occurred at the end of the period. There were no transfers between Level 1 and Level 2 fair value measurements during the period shown.
(2)Includes unfunded commitments measured at fair value of $13,795.
(3)Includes reorganizations and restructuring of investments.

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
____________________
(1)Transfers out of Level 3 are due to an increase in the quantity and reliability of broker quotes obtained and transfers into Level 3 are due to a decrease in the quantity and reliability of broker quotes obtained as assessed by the Investment Adviser. Transfers are assumed to have occurred at the end of the period. There were no transfers between Level 1 and Level 2 fair value measurements during the period shown.
(2)Includes unfunded commitments measured at fair value of $(7,865).
(3)Includes reorganizations and restructuring of investments.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of March 31, 2020 and March 31, 2019. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.
The unobservable inputs used in the fair value measurement of our Level 3 investments as of March 31, 2020 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Secured Debt	$347,299	Discounted Cash Flow	Discount Rate	2.3%	14.7%	12.3%
	61,471	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
		Market Comparable Technique	Comparable Multiple	1.3x	9.3x	6.3x
	96,729	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	47,215	Recovery Analysis	Commodity Price	30.00	57.50	57.04
	2,066	Recovery Analysis	Liquidation	N/A	N/A	N/A
	1,036	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	1,709,984	Yield Analysis	Discount Rate	4.3%	31.1%	9.5%
Second Lien Secured Debt	14,711	Recovery Analysis	Commodity Price	34.00	60.00	56.25
	328,709	Yield Analysis	Discount Rate	6.1%	17.5%	12.8%
Structured Products and Other	9,748	Discounted Cash Flow	Discount Rate	13.5%	13.5%	13.5%
Preferred Equity	442	Discounted Cash Flow	Discount Rate	13.5%	13.5%	13.5%
	2,142	Market Comparable Technique	Comparable Multiple	3.3x	4.7x	3.7x
	5,384	Option Pricing Model	Expected Volatility	47.0%	47.0%	47.0%
	—	Yield Analysis	Discount Rate	20.0%	20.0%	0.0%
Common Equity/Interests	135,288	Discounted Cash Flow	Discount Rate	12.2%	31.3%	14.9%
	20,144	Market Comparable Technique	Comparable Multiple	3.2x	13.0x	6.0x
	100	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	2,411	Recovery Analysis	Commodity Price	30.00	60.00	56.06
Warrants	136	Option Pricing Model	Expected Volatility	35.0%	70.0%	57.7%
	—	Recovery Analysis	Liquidation	N/A	N/A	N/A
Total Level 3 Investments	$2,785,015
___________________
(1)The weighted average information is generally derived by assigning each disclosed unobservable input a proportionate weight based on the fair value of the related investment. For the commodity price unobservable input, the weighted average price is an undiscounted price based upon the estimated production level from the underlying reserves.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
The unobservable inputs used in the fair value measurement of our Level 3 investments as of March 31, 2019 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Secured Debt	$25,930	Broker Quoted	Broker Quote	N/A	N/A	N/A
	413,200	Discounted Cash Flow	Discount Rate	2.3%	14.2%	12.2%
	58,004	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
		Market Comparable Technique	Comparable Multiple	5.1x	5.1x	5.1x
	35,582	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	116,265	Recovery Analysis	Commodity Price	$60.00	$70.00	$66.64
	1,509	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	1,990	Transaction Price	Expected Proceeds	N/A	N/A	N/A
	934,451	Yield Analysis	Discount Rate	4.4%	20.3%	10.3%
Second Lien Secured Debt	50,590	Broker Quoted	Broker Quote	N/A	N/A	N/A
	15,912	Market Comparable Technique	Comparable Multiple	7.2x	7.2x	7.2x
	33,705	Recovery Analysis	Commodity Price	$67.38	$70.00	$68.86
	237,338	Yield Analysis	Discount Rate	10.90%	14.80%	12.70%
Structured Products and Other	45,595	Discounted Cash Flow	Discount Rate	9.1%	9.5%	9.2%
Preferred Equity	440	Discounted Cash Flow	Discount Rate	10.5%	10.5%	10.5%
	2,357	Market Comparable Technique	Comparable Multiple	2.2x	6.2x	5.3x
	20,463	Option Pricing Model	Expected Volatility	35.5%	35.5%	35.5%
	4,922	Yield Analysis	Discount Rate	15.5%	15.5%	15.5%
Common Equity/Interests	173,285	Discounted Cash Flow	Discount Rate	10.5%	29.5%	13.2%
	1,803	Market Comparable Technique	Comparable Multiple	5.1x	11.1x	9.2x
	—	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	8,666	Recovery Analysis	Commodity Price	$60.00	$70.00	$65.84
Warrants	150	Option Pricing Model	Expected Volatility	32.5%	60.0%	49.5%
Total Level 3 Investments	$2,182,157
____________________
(1)The weighted average information is generally derived by assigning each disclosed unobservable input a proportionate weight based on the fair value of the related investment. For the commodity price unobservable input, the weighted average price is an undiscounted price based upon the estimated production level from the underlying reserves.

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
Investment Transactions
For the years ended March 31, 2020, 2019 and 2018, purchases of investments on a trade date basis were $1,866,272, $1,278,061 and $1,049,363, respectively. For the years ended March 31, 2020, 2019 and 2018, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $1,265,631, $1,086,779 and $1,153,978, respectively.
PIK Income
The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the years ended March 31, 2020, 2019 and 2018, PIK income earned was $10,936, $8,585 and $20,241, respectively.
The following table shows the change in capitalized PIK balance for the years ended March 31, 2020, 2019 and 2018:

	Year Ended March 31,
	2020	2019	2018
PIK balance at beginning of period	$23,720	$24,454	$53,262
PIK income capitalized	20,083	6,412	14,616
Adjustments due to investments exited or written off	—	(2,446)	(43,054)
PIK income received in cash	(6,322)	(4,700)	(370)
PIK balance at end of period	$37,481	$23,720	$24,454

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
Dividend Income on CLOs
The Company holds structured products and other investments. The CLO equity investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The Company records as dividend income the accretable yield from its beneficial interests in structured products such as CLOs based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. During the years ended March 31, 2020, 2019 and 2018 dividend income from structured products was $1,286, $1,198 and $2,461, respectively.
Investments on Non-Accrual Status
As of March 31, 2020, 5.1% of total investments at amortized cost, or 1.7% of total investments at fair value, were on non-accrual status. As of March 31, 2019, 2.9% of total investments at amortized cost, or 2.4% of total investments at fair value, were on non-accrual status.
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
Under Rule 3-09, our investment in Merx Aviation Finance, LLC as of March 31, 2020 exceeded the 20% threshold in at least one of the tests. Accordingly, we are attaching the audited financial statements of Merx Aviation Finance, LLC to Form 10-K.
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
As of March 31, 2020, and March 31, 2019 the Company did not hold any derivative contracts. The volume of the derivatives, based on the base notional value of option contracts, for the year ended March 31, 2019 was $153,150 for purchased call options, 13,750 for purchased put options, $(13,575) for written call options and $(146,969) for written put options.
The effect of transactions in derivative instruments to the Statements of Operations during the years ended March 31, 2020, 2019 and 2018 were as follows:

	Year Ended March 31,
	2020	2019	2018
Net Change in Unrealized Losses on Derivatives
Purchased Put Options	$—	$4,531	$(4,531)
Written Call Options	—	14,614	(14,614)
Net Change in Unrealized Losses on Derivatives	$—	$19,145	$(19,145)

	Year Ended March 31,
	2020	2019	2018
Net Realized Losses on Derivatives
Purchased Put Options	$—	$(5,472)	$(2,609)
Written Call Options	—	(24,523)	(1,666)
Net Realized Losses on Derivatives	$—	$(29,995)	$(4,275)
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
The Company has elected not to offset assets and liabilities in the Statements of Assets and Liabilities that may be received or paid as part of collateral arrangements, even when an enforceable master netting arrangement or other agreement is in place that provides the Company, in the event of counterparty default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations. As of March 31, 2020 and March 31, 2019, the Company did not hold any derivative contracts.
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
The Company’s outstanding debt obligations as of March 31, 2020 were as follows:

	Date Issued/Amended	Total Aggregate Principal Amount Committed	Principal Amount Outstanding		Fair Value		Final Maturity Date
Senior Secured Facility	11/19/2018	$1,810,000	$1,449,402	*	$1,386,914	(1)	11/19/2023
2025 Notes	3/3/2015	350,000	350,000		262,500	(1)	3/3/2025
Total Debt Obligations		$2,160,000	$1,799,402		$1,649,414
Deferred Financing Cost and Debt Discount			$(4,785)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount			$1,794,617
____________________
*Includes foreign currency debt obligations as outlined in Foreign Currency Transactions and Translations within this note to the financial statements.
(1)The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of March 31, 2020. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.
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
____________________
*Includes foreign currency debt obligations as outlined in Foreign Currency Transactions and Translations within this note.
(1)The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of March 31, 2019. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.
(2)The fair value of these debt obligations would be categorized as Level 1 under ASC 820 as of March 31, 2019. The valuation is based on quoted prices of identical liabilities in active markets.
(3)The fair value of these debt obligations would be categorized as Level 2 under ASC 820 as of March 31, 2019. The valuation is based on broker quoted prices.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
Senior Secured Facility
On November 19, 2018, the Company amended and restated its senior secured, multi-currency, revolving credit facility (the “Senior Secured Facility”) from the previous December 22, 2016 amendment. The amendment reduced the Company’s minimum asset coverage financial covenant from 200% to 150%, increased the lenders commitments from $1,190,000 to $1,590,00, extended the final maturity date through November 19, 2023, and included an accordion provision which allows the Company to increase the total commitments under the existing revolving facility up to an aggregate principal amount of $2,385,000 from new or existing lenders on the same terms and conditions as the existing commitments. On February 28, 2019, the Company entered into an amendment to its Senior Secured Facility to increase the multicurrency commitments by $50,000 from $1,590,000 to $1,640,000.On May 31, 2019, the Company entered into an amendment to its Senior Secured Facility to increase the multicurrency commitments by $70,000 from $1,640,000 to $1,710,000. On March 13, 2020, the Company entered into an amendment to its Senior Secured Facility to increase the multicurrency commitments by $100,000 from $1,710,000 to $1,810,000 pursuant to the accordion provisions therein. The accordion provisions under the Senior Secured Facility allow the Company to increase the total commitments under the existing revolving facility up to an aggregate principal amount of $2,385,000 from new or existing lenders on the same terms and conditions as the existing commitments. The Senior Secured Facility is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. Commencing November 30, 2022, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the Senior Secured Facility as of November 19, 2022. In addition, the stated interest rate on the facility remains as a formula-based calculation based on a minimum borrowing base, resulting in a stated interest rate, depending on the type of borrowing, of (a) either LIBOR plus 1.75% per annum or LIBOR plus 2.00% per annum, or (b) either Alternate Base Rate plus 0.75% per annum or Alternate Base Rate plus 1% per annum. As of March 31, 2020, the stated interest rate on the facility was LIBOR plus 2.00%. The Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Senior Secured Facility and participation fees and fronting fees of up to 2.25% per annum on the letters of credit issued.
The Senior Secured Facility contains affirmative and restrictive covenants, events of default and other customary provisions for similar debt facilities, including: (a) periodic financial reporting requirements, (b) maintaining minimum stockholders’ equity of the greater of (i) 30% of the total assets of the Company and its consolidated subsidiaries as of the last day of any fiscal quarter and (ii) the sum of (A) $870,000 plus (B) 25% of the net proceeds from the sale of equity interests in the Company after the closing date of the Senior Secured Facility, (c) maintaining a ratio of total assets, less total liabilities (other than indebtedness) to total indebtedness, in each case of the Company and its consolidated subsidiaries, of not less than 1.5:1.0, (d) limitations on the incurrence of additional indebtedness, including a requirement to meet a certain minimum liquidity threshold before the Company can incur such additional debt, (e) limitations on liens, (f) limitations on investments (other than in the ordinary course of the Company’s business), (g) limitations on mergers and disposition of assets (other than in the normal course of the Company’s business activities), (h) limitations on the creation or existence of agreements that permit liens on properties of the Company’s consolidated subsidiaries and (i) limitations on the repurchase or redemption of certain unsecured debt and debt securities. In addition to the asset coverage ratio described in clause (c) of the preceding sentence, borrowings under the Senior Secured Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio. The advance rate applicable to any specific type of asset in the Company’s portfolio will also depend on the relevant asset coverage ratio as of the date of determination. Borrowings under the Senior Secured Facility will also continue to be subject to the leverage restrictions contained in the Investment Company Act of 1940, as amended.
The Senior Secured Facility also provides for the issuance of letters of credit up to an aggregate amount of $150,000. As of March 31, 2020 and March 31, 2019, the Company had $6,227 and $15,977, respectively, in standby letters of credit issued through the Senior Secured Facility. The amount available for borrowing under the Senior Secured Facility is reduced by any standby letters of credit issued through the Senior Secured Facility. Under GAAP, these letters of credit are considered commitments because no funding has been made and as such are not considered a liability. These letters of credit are not senior securities because they are not in the form of a typical financial guarantee and the portfolio companies are obligated to refund any drawn amounts. The available remaining capacity under the Senior Secured Facility was $354,371 and $985,135 as of March 31, 2020 and March 31, 2019, respectively. Terms used in this disclosure have the meanings set forth in the Senior Secured Facility agreement.

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
2043 Notes
On June 17, 2013, the Company issued $135,000 aggregate principal amount of senior unsecured notes and on June 24, 2013, an additional $15,000 in aggregate principal amount of such notes was issued pursuant to the underwriters’ over-allotment option exercise. In total, $150,000 of aggregate principal was issued for net proceeds of $145,275 (the “2043 Notes”). The 2043 Notes will mature on July 15, 2043. Interest on the 2043 Notes is paid quarterly on January 15, April 15, July 15 and October 15, at an annual rate of 6.875%, commencing on October 15, 2013. The Company may redeem the 2043 Notes in whole or in part at any time or from time to time on or after July 15, 2018. The 2043 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior, unsecured indebtedness. The 2043 Notes were listed on the New York Stock Exchange under the ticker symbol “AIY.”
On August 12, 2019, the Company redeemed the entire $150,000 aggregate principal amount outstanding of the 2043 Notes in accordance with the terms of the indenture governing the 2043 Notes, before its stated maturity date, which resulted in a realized loss on the extinguishment of debt of $4,375.
The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the years ended March 31, 2020, 2019 and 2018:

	Year Ended March 31,
	2020	2019	2018
Average debt outstanding	$1,529,524	$993,158	$899,289
Maximum amount of debt outstanding	1,878,950	1,274,562	1,056,929

Weighted average annualized interest cost (1)	4.42%	5.31%	5.28%
Annualized amortized debt issuance cost	0.37%	0.55%	0.60%
Total annualized interest cost	4.79%	5.86%	5.88%
____________________
(1)Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Facility. Commitment fees for the years ended March 31, 2020, 2019 and 2018 were $2,150, $3,142 and $3,188, respectively.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
Foreign Currency Transactions and Translations
The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of March 31, 2020:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
Canadian Dollar	C$	2,300	$1,894	$1,616	$278	4/30/2020
Euro		€36,400	39,960	39,940	20	4/30/2020
British Pound		£3,500	4,456	4,340	116	4/14/2020
British Pound		£9,000	11,631	11,159	472	4/24/2020
British Pound		£1,500	1,943	1,860	83	4/27/2020
British Pound		£87,000	107,751	107,876	(125)	4/30/2020
British Pound		£3,000	3,523	3,720	(197)	4/20/2020
Australian Dollar	A$	1,000	701	612	89	4/14/2020
Australian Dollar	A$	6,000	4,406	3,672	734	4/30/2020
			$176,265	$174,795	$1,470
The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of March 31, 2019:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
Canadian Dollar	C$	2,300	$1,894	$1,722	$172	4/26/2019
Euro		€24,700	27,285	27,734	(449)	4/23/2019
Euro		€9,000	10,272	10,106	166	4/26/2019
Euro		€15,000	16,424	16,843	(419)	4/29/2019
British Pound		£1,700	2,236	2,215	21	4/8/2019
British Pound		£8,300	10,487	10,815	(328)	4/23/2019
British Pound		£20,100	$29,219	$26,191	$3,028	4/29/2019
Australian Dollar	A$	6,000	$4,406	$4,262	$144	4/26/2019
			$102,223	$99,888	$2,335
As of March 31, 2020 and March 31, 2019, the Company was in compliance with all debt covenants for all outstanding debt obligations.
Note 9. Stockholders’ Equity
There were no equity offerings of common stock during the years ended March 31, 2020 and March 31, 2019.
The Company adopted the following plans, approved by the Board of Directors, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the Securities Exchange Act of 1934 (the “1934 Act”) (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased	Cost of Shares Repurchased	Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50,000	$50,000	$—
December 14, 2015	50,000	50,000	—
September 14, 2016	50,000	50,000	—
October 30, 2018	50,000	50,000	—
February 6, 2019	50,000	23,071	26,929
Total as of March 31, 2020	$250,000	$223,071	$26,929

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
Under the Repurchase Plans described above, the Company allocated the following amounts to be repurchased in accordance with SEC Rule 10b5-1 (the “10b5-1 Repurchase Plans”):

Effective Date	Termination Date	Amount Allocated to 10b5-1 Repurchase Plans
September 15, 2015	November 5, 2015	$5,000
January 1, 2016	February 5, 2016	10,000
April 1, 2016	May 19, 2016	5,000
July 1, 2016	August 5, 2016	15,000
September 30, 2016	November 8, 2016	20,000
January 4, 2017	February 6, 2017	10,000
March 31, 2017	May 19, 2017	10,000
June 30, 2017	August 7, 2017	10,000
October 2, 2017	November 6, 2017	10,000
January 3, 2018	February 8, 2018	10,000
June 18, 2018	August 9, 2018	10,000
September 17, 2018	October 31, 2018	10,000
December 12, 2018	February 7, 2019	10,000
February 25, 2019	May 17, 2019	25,000
March 18, 2019	May 17, 2019	10,000
June 4, 2019	August 7, 2019	25,000
June 17, 2019	August 7, 2019	20,000
September 16, 2019	November 6, 2019	20,000
December 6, 2019	February 5, 2020	25,000
December 16, 2019	February 5, 2020	15,000
March 12, 2020	March 19, 2020	20,000
During the year ended March 31, 2020, the Company repurchased 3,617,810 shares at a weighted average price per share of $14.41, inclusive of commissions, for a total cost of $52,141. This represents a discount of approximately 20.57% of the average net asset value per share for the year ended March 31, 2020.
During the year ended March 31, 2019, the Company repurchased 3,227,046 shares at a weighted average price per share of $15.75, inclusive of commissions, for a total cost of $50,830. This represents a discount of approximately 18.45% of the average net asset value per share for the year ended March 31, 2019.
Since the inception of the Repurchase Plans through March 31, 2020, the Company repurchased 13,654,578 shares at a weighted average price per share of $16.34, inclusive of commissions, for a total cost of $223,072. Including fractional shares, the Company has repurchased 13,654,608 shares at a weighted average price per share of $16.34, inclusive of commissions for a total cost of $223,072.
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

On March 19, 2020 the Company announced a suspension of its stock repurchase program, including amounts allocated to Rule 10b5-1 repurchase plans. The Company retained the right to reinstate the stock repurchase program.
Note 10. Commitments and Contingencies
The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of March 31, 2020 and March 31, 2019, the Company had the following unfunded commitments to its portfolio companies:

	March 31, 2020	March 31, 2019
Unfunded revolver obligations and bridge loan commitments (1)	$269,716	$225,782
Standby letters of credit issued and outstanding (2)	9,014	23,542
Unfunded delayed draw loan commitments (including commitments with performance thresholds not met)(3)	230,778	172,948
Total Unfunded Commitments(4)	$509,508	$422,272
____________________
(1)The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of March 31, 2020 and March 31, 2019, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of March 31, 2020 and March 31, 2019, the bridge loan commitments included in the balances were $15,050 and $0, respectively.
(2)For all these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. None of the letters of credit issued and outstanding are recorded as a liability on the Company’s Statements of Assets and Liabilities as such letters of credit are considered in the valuation of the investments in the portfolio company.
(3)The Company’s commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions which can include covenants to maintain specified leverage levels and other related borrowing base covenants. For commitments to fund delayed draw loans with performance thresholds, borrowers are required to meet certain performance requirements before the Company is obligated to fulfill these commitments.
(4)The Company also had an unfunded revolver commitment to its fully controlled affiliate Merx Aviation Finance, LLC of $194,700 and $128,800 for the years ended of March 31, 2020 and 2019, respectively. Given the Company’s controlling interest, the timing and the amount of the funding has not been determined.
As further discussed in Note 2, the full extent of the impact of COVID-19 on the global economy generally, and the Company’s business in particular is uncertain. As of March 31, 2020, no contingencies have been recorded on the Company’s Statement of Assets and Liabilities as a result of COVID-19, however as the global pandemic continues and the economic implications worsen, it may have long-term impacts on the Company’s financial condition, results of operations, and cash flows. Refer to Note 2 for further discussion of COVID-19.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
Note 11. Income Taxes
For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The final determination of the tax character of distributions will not be made until we file our tax return for each tax year and the tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of each calendar year. The tax character of distributions paid to stockholders during the tax years ended March 31, 2020, 2019 and 2018 were as follows:

	Year Ended March 31,
	2020	2019	2018
Ordinary income	$120,107	$112,042	$86,906
Capital gains	—	—	—
Return of capital	—	14,533	44,088
Total distributions paid to stockholders	$120,107	$126,575	$130,994
Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.
The following table reconciles the net increase in net assets resulting from operations to taxable income for the tax years ended March 31, 2020, 2019 and 2018:

	Year Ended March 31,
	2020	2019	2018
Net increase (decrease) in net assets resulting from operations	$(116,064)	$71,946	$87,029
Adjustments:
Net realized losses	6,318	50,033	258,128
Net change in unrealized losses	255,020	5,770	(211,770)
Income not currently taxable	—	—	—
Income (loss) recognized for tax but not book	(11,895)	(22,478)	(38,479)
Expenses not currently deductible	—	16,477	749
Expenses incurred for tax but not book	—	—	—
Realized gain/loss differences (1)	41,533	(8,301)	(8,243)
Taxable income before deductions for distributions	$174,912	$113,447	$87,414
____________________
(1)These pertain to book income/losses treated as capital gains/losses for tax purposes or book realized gains/losses treated as ordinary income/losses for tax purposes.
The following table shows the components of accumulated losses on a tax basis for the years ended March 31, 2020, 2019 and 2018:

	Year Ended March 31,
	2020	2019	2018
Undistributed ordinary income	$53,132	$—	$—
Capital loss carryforward	(739,365)	(737,529)	(1,185,617)
Other temporary book-to-tax differences	(35,225)	(47,517)	(35,513)
Unrealized appreciation (depreciation)	(354,168)	(58,232)	2,493
Total accumulated under-distributed (over-distributed) earnings	$(1,075,626)	$(843,278)	$(1,218,637)

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
As of March 31, 2020, the Company had a post-enactment short-term capital loss carryforward of $245,100 and long-term capital loss carryforward of $494,265. As of March 31, 2019, the Company had a post-enactment short-term capital loss carryforward of $245,271 and long-term capital loss carryforward of $492,257. As of March 31, 2018, the Company had a post-enactment short-term capital loss carryforward of $237,288 and long-term capital loss carryforward of $536,331.
As of March 31, 2020, the Company had no pre-enactment net capital loss carryforward. None of the pre-enactment net capital loss carryforwards were utilized in the past three years and none of the pre-enactment net capital loss carryforwards expired on March 31, 2020.
For tax purposes, the Company may elect to defer any portion of a post-October capital loss or late-year ordinary loss to the first day of the following fiscal year.
As of March 31, 2020, the Company deferred no late-year ordinary losses which are deemed to arise on April 1, 2020. As of March 31, 2019, the Company deferred late-year ordinary losses of 16,477 which is deemed to arise on April 1, 2019. As of March 31, 2018, the Company had no net late-year ordinary loss deferral deemed to arise on April 1, 2018.
As of March 31, 2020, the Company deferred post-October capital loss of $5,858 deemed to arise on April 1, 2020. As of March 31, 2019, the Company had no net post-October capital loss deferral deemed to arise on April 1, 2019. As of March 31, 2018, the Company had no net post-October capital loss deferral deemed to arise on April 1, 2018.
Management has analyzed the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax years, and has concluded that no provision for income tax is required in the Company’s financial statements. The Company’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.
In general, we may make certain reclassifications to the components of net assets as a result of permanent book-to-tax differences and book-to-tax differences relating to stockholder distributions. Accordingly, as of March 31, 2020, we adjusted accumulated net realized loss by $1,088 to $745,645 and overdistributed net investment income by ($5,631) to $27,244. Total earnings and net asset value were not affected. As of March 31, 2019, we adjusted accumulated net realized loss by $478,976 to $737,529 and overdistributed net investment income by $48,989 to $58,042. Total earnings and net asset value were not affected.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
Note 12. Financial Highlights
The following is a schedule of financial highlights for each of the five years ended March 31, 2020.

	Year Ended March 31,
	2020	2019	2018	2017	2016
Per Share Data*
Net asset value at beginning of period	$19.06	$19.67	$20.22	$21.84	$24.54
Net investment income (1)	2.16	1.81	1.83	2.01	2.49
Net realized and change in unrealized gains (losses) (1)	(3.89)	(0.79)	(0.64)	(1.77)	(3.06)
Net increase (decrease) in net assets resulting from operations	(1.73)	1.02	1.19	0.25	(0.57)
Distribution of net investment income (2)	(1.80)	(1.59)	(1.19)	(1.05)	(1.44)
Distribution of return of capital (2)	—	(0.21)	(0.60)	(0.90)	(0.96)
Accretion due to share repurchases	0.20	0.17	0.03	0.12	0.27
Net asset value at end of period	$15.70	$19.06	$19.67	$20.22	$21.84

Per share market value at end of period	$6.75	$15.14	$15.66	$19.68	$16.65
Total return (3)	(48.62)%	8.31%	(12.06)%	31.44%	(17.53)%
Shares outstanding at end of period	65,259,176	68,876,986	72,104,032	73,231,551	75,385,499
Weighted average shares outstanding	67,228,771	70,645,944	72,874,613	74,138,358	77,518,605

Ratio/Supplemental Data
Net assets at end of period (in millions)	$1,024.3	$1,312.6	$1,418.1	$1,481.8	$1,645.6
Ratio of operating expenses to average net assets (4)	4.79%	5.09%	5.02%	4.59%	5.85%
Ratio of interest and other debt expenses to average net assets	6.01%	4.26%	3.61%	3.86%	4.47%
Ratio of total expenses to average net assets (4)	10.80%	9.35%	8.63%	8.45%	10.32%
Ratio of net investment income to average net assets	11.91%	9.38%	9.15%	9.66%	10.70%
Average debt outstanding (in millions)	$1,529.5	$993.2	$899.3	$1,048.7	$1,456.4
Average debt per share (5)	$22.75	$14.06	$12.33	$14.13	$18.78
Portfolio turnover rate	46.58%	46.26%	45.06%	23.25%	34.35%
Asset coverage per unit (6)	$1,567	$2,153	$2,770	$2,709	$2,235
____________________
*Totals may not foot due to rounding.
(1)Financial highlights are based on the weighted average number of shares outstanding for the period presented.
(2)The tax character of distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. Although the tax character of distributions paid to stockholders through March 31, 2020 may include return of capital, the exact amount cannot be determined at this point. Per share amounts are based on actual rate per share.
(3)Total return is based on the change in market price per share during the respective periods. Total return also takes into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)
(4)The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown inclusive of all voluntary management and incentive fee waivers (See Note 3 to the financial statements). For the years ended March 31, 2020, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 4.81% and 10.83%, respectively, without the voluntary fee waivers. For the year ended March 31, 2019, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 5.51% and 9.79%, respectively, without the voluntary fee waivers. For the year ended March 31, 2018, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 6.39% and 10.03%, respectively, without the voluntary fee waivers. For the year ended March 31, 2017, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 5.98% and 9.85%, respectively, without the voluntary fee waivers. For the year ended March 31, 2016, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 6.94% and 11.41%, respectively, without the voluntary fee waivers.
(5)Numbers prior to March 31, 2017 were updated due to the retrospective application of the new accounting pronouncements (ASU 2015-03 and ASU 2015-15) adopted as of April 1, 2016.
(6)The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the asset coverage per unit.
Note 13. Selected Quarterly Financial Data
The following table sets forth selected financial data for each quarter within the three years ended March 31, 2020:

	Investment Income		Net Investment Income		Net Realized And Change in Unrealized Gains (Losses)		Net Increase (Decrease) in Net Assets from Operations — Basic
Quarter Ended	Total	Per Share*	Total	Per Share*	Total	Per Share*	Total	Per Share*
March 31, 2020	$71,600	$1.08	$38,786	$0.59	$(186,033)	$(2.81)	$(147,247)	$(2.22)
December 31, 2019	68,482	1.03	36,220	0.54	(35,934)	(0.54)	286	0.00
September 30, 2019	70,318	1.04	35,734	0.53	(28,666)	(0.43)	7,068	0.10
June 30, 2019	66,516	0.97	34,534	0.50	(10,705)	(0.16)	23,829	0.35
March 31, 2019	61,410	0.89	32,552	0.47	(708)	(0.01)	31,844	0.46
December 31, 2018	64,041	0.91	31,487	0.45	(32,655)	(0.47)	(1,178)	(0.02)
September 30, 2018	66,034	0.93	32,163	0.45	(4,134)	(0.06)	28,029	0.39
June 30, 2018	63,591	0.88	31,548	0.44	(18,298)	(0.25)	13,250	0.18
March 31, 2018	61,489	0.85	31,942	0.44	(11,315)	(0.16)	20,627	0.29
December 31, 2017	64,753	0.90	33,968	0.47	(28,134)	(0.39)	5,834	0.08
September 30, 2017	66,398	0.92	34,157	0.47	(2,370)	(0.03)	31,787	0.44
June 30, 2017	66,647	0.92	33,320	0.47	(4,539)	(0.06)	28,781	0.40
____________________
*Totals may not foot due to rounding.

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
The Company believes the estimates and assumptions underlying our financial statements are reasonable and supportable based on the information available as of March 31, 2020. However uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of March 31, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates. To the extent the Company's portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on the Company's future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company's portfolio companies. See Note 2 for information regarding the potential impact of the COVID-19 pandemic.
On May 20, 2020 the Board of Directors, including a majority of the directors who are not “interested persons” of the Company as defined in the Investment Company Act of 1940, voted to approve the continuation of the Company’s investment advisory management agreement through May 20, 2021.
On May 20, 2020, the Board of Directors declared a distribution of $0.45 per share, payable on July 8, 2020 to stockholders of record as of June 18, 2020.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2020 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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
Changes in Internal Control Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2020 Annual Stockholder Meeting, to be filed with the SEC within 120 days after March 31, 2020, and is incorporated herein by reference.
Item 11. Executive Compensation
Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2020 Annual Stockholder Meeting, to be filed with the SEC within 120 days after March 31, 2020, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2020 Annual Stockholder Meeting, to be filed with the SEC within 120 days after March 31, 2020, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2020 Annual Stockholder Meeting, to be filed with the SEC within 120 days after March 31, 2020, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Information required by this item will be contained in the Company’s definitive Proxy Statement for its 2020 Annual Stockholder Meeting, to be filed with the SEC within 120 days after March 31, 2020, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this report:
i.Financial Statements – See the Index to Financial Statements in Item 8 of this report.
ii.Financial Statement Schedules – None.
iii.Exhibits – The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

3.1(a)	Articles of Amendment (1)
3.1(b)	Articles of Amendment and Restatement (8)
3.1(c)	Articles of Amendment (12)
3.1(d)	Articles of Amendment (14)
3.2	Fifth Amended and Restated Bylaws (9)
4.1	Form of Stock Certificate (4)
4.2	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Registrant have been omitted but will be furnished to the SEC upon request.
4.3	Indenture, dated as of October 9, 2012, between the Registrant and U.S. Bank National Association, as Trustee (7)
4.4	Fourth Supplemental Indenture, dated as of March 3, 2015, relating to the 5.250% Notes due 2025, between the Registrant and U.S. Bank National Association, as Trustee (7)
4.5	Form of 5.250% Notes due 2025 (contained in the Fourth Supplemental Indenture filed as Exhibit 4.8 hereto) (7)
4.6	Description of Apollo Investment Corporation’s Registered Securities*
10.1	Third Amended and Restated Investment Advisory Management Agreement between the Registrant and Apollo Investment Management, L.P. (10)
10.2	Second Amended and Restated Administration Agreement between the Registrant and Apollo Investment Administration, LLC (3)
10.3	Dividend Reinvestment Plan (4)
10.4	Custodian Agreement (2)
10.5	Amended and Restated Trademark License Agreement between the Registrant and Apollo Management Holdings, L.P., dated as of May 14, 2012 (6)
10.6	Form of Transfer Agency and Service Agreement (2)
10.7	Amended and Restated Senior Secured Revolving Credit Agreement, dated November 19, 2018 (11)
10.10	Fee Offset Agreement, dated as of January 16, 2019 (13)
11.1	Computation of Per Share Earnings (included in the notes to the financial statements contained in this annual report)
12.1	Computation of Ratios (included in the notes to the financial statements contained in this annual report)
14.1	Amended and Restated Code of Ethics (5)
21.1	Subsidiaries of the Registrant (included in the notes to the financial statements contained in this annual report)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
99.1	Audited Financial Statements of Merx Aviation Finance LLC as of and for the year ended March 31, 2020*
_________________________

*Filed herewith.
(1)Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on June 20, 2005.
(2)Incorporated by reference from the Registrant’s pre-effective Amendment No. 3 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 1, 2004.
(3)Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-K, filed on May 18, 2018.
(4)Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on March 12, 2004.
(5)Incorporated by reference from the Registrant’s Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on October 7, 2008.
(6)Incorporated by reference from the Registrant’s Form 10-K, filed on May 23, 2012.
(7)Incorporated by reference to Exhibit 4.1 as applicable, to the Registrant’s Form 8-K, filed on March 3, 2015.
(8)Incorporated by reference from the Registrant’s post-effective amendments No.1 to the Registration Statement under the Securities Act of 1933, as amended, on form N-2, filed on August 14, 2006.
(9)Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, filed on May 18, 2018.
(10)Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on August 10, 2018.
(11)Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on November 20, 2018.
(12)Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on December 3, 2018.
(13)Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q, filed on February 6, 2019.
(14)Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K, filed on July 22, 2019.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 21, 2020.

APOLLO INVESTMENT CORPORATION

By:	/s/ HOWARD WIDRA
Howard Widra
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ HOWARD WIDRA	/s/ GREGORY W. HUNT
Howard Widra	Gregory W. Hunt
Chief Executive Officer	Chief Financial Officer and Treasurer
(Principal Executive Officer)	(Principal Financial Officer)
May 21, 2020	May 21, 2020

/s/ AMIT JOSHI	/s/ JOHN J. HANNAN
Amit Joshi	John J. Hannan
Chief Accounting Officer and Assistant Treasurer	Chairman of the Board of Directors, Director
(Principal Accounting Officer)	May 21, 2020
May 21, 2020

/s/ R. RUDOLPH REINFRANK	/s/ BARBARA MATAS
R. Rudolph Reinfrank	Barbara Matas
Director	Director
May 21, 2020	May 21, 2020

/s/ CARL SPIELVOGEL	/s/ JEANETTE W. LOEB
Carl Spielvogel	Jeanette W. Loeb
Director	Director
May 21, 2020	May 21, 2020

/s/ ELLIOT STEIN, JR.	/s/ FRANK C. PULEO
Elliot Stein, Jr.	Frank C. Puleo
Director	Director
May 21, 2020	May 21, 2020

/s/ BRADLEY J. WECHSLER
Bradley J. Wechsler
Director
May 21, 2020