Form 10-Q
period 2020-06-30
APOLLO INVESTMENT CORP
filed 2020-08-06
CIK 1278752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 5, 2020 was 67,259,176.

APOLLO INVESTMENT CORPORATION

PART I. FINANCIAL INFORMATION
In this report, the terms the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” and “our” refer to Apollo Investment Corporation unless the context specifically states otherwise.
Item 1. Financial Statements

APOLLO INVESTMENT CORPORATION
STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except share and per share data)

	June 30, 2020	March 31, 2020
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost — $2,200,352 and $2,298,548, respectively)	$2,103,741	$2,191,327
Non-controlled/affiliated investments (cost — $135,313 and $135,346, respectively)	51,204	60,241
Controlled investments (cost — $655,198 and $655,719, respectively)	516,095	533,865
Cash and cash equivalents	35,255	37,301
Foreign currencies (cost — $9,138 and $6,369, respectively)	9,139	6,375
Receivable for investments sold	56,144	978
Interest receivable	16,161	19,151
Dividends receivable	5,379	5,034
Deferred financing costs	14,898	16,054
Prepaid expenses and other assets	959	732
Total Assets	$2,808,975	$2,871,058

Liabilities
Debt	$1,755,104	$1,794,617
Payable for investments purchased	499	—
Distributions payable	29,367	29,367
Management and performance-based incentive fees payable	9,524	10,289
Interest payable	7,096	2,887
Accrued administrative services expense	2,158	2,796
Other liabilities and accrued expenses	7,284	6,787
Total Liabilities	$1,811,032	$1,846,743
Commitments and contingencies (Note 8)
Net Assets	$997,943	$1,024,315

Net Assets
Common stock, $0.001 par value (130,000,000 shares authorized; 65,259,176 and 65,259,176 shares issued and outstanding, respectively)	$65	$65
Capital in excess of par value	2,099,876	2,099,876
Accumulated under-distributed (over-distributed) earnings	(1,101,998)	(1,075,626)
Net Assets	$997,943	$1,024,315

Net Asset Value Per Share	$15.29	$15.70
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,
	2020	2019
Investment Income
Non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$47,726	$47,004
Dividend income	—	62
PIK interest income	786	4,706
Other income	384	937
Non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	8	—
Dividend income	345	319
PIK interest income	—	—
Other income	—	—
Controlled investments:
Interest income (excluding PIK interest income)	5,892	12,638
Dividend income	800	—
PIK interest income	728	850
Other income	—	—
Total Investment Income	$56,669	$66,516
Expenses
Management fees	$9,524	$9,539
Performance-based incentive fees	—	—
Interest and other debt expenses	15,392	17,511
Administrative services expense	1,188	1,725
Other general and administrative expenses	2,446	3,305
Total expenses	28,550	32,080
Management and performance-based incentive fees waived	—	—
Expense reimbursements	(110)	(98)
Net Expenses	$28,440	$31,982
Net Investment Income	$28,229	$34,534
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$(8,629)	$(9)
Non-controlled/affiliated investments	—	1,089
Controlled investments	—	—
Foreign currency transactions	212	202
Net realized gains (losses)	(8,417)	1,282
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	10,607	(4,046)
Non-controlled/affiliated investments	(9,002)	910
Controlled investments	(17,248)	(9,696)
Foreign currency translations	(1,174)	845
Net change in unrealized gains (losses)	(16,817)	(11,987)
Net Realized and Change in Unrealized Gains (Losses)	$(25,234)	$(10,705)
Net Increase (Decrease) in Net Assets Resulting from Operations	$2,995	$23,829
Earnings (Loss) Per Share — Basic	$0.05	$0.35
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)
(In thousands, except share data)

	Three Months Ended June 30,
	2020	2019
Operations
Net investment income	$28,229	$34,534
Net realized gains (losses)	(8,417)	1,282
Net change in unrealized gains (losses)	(16,817)	(11,987)
Net Increase (Decrease) in Net Assets Resulting from Operations	$2,995	$23,829

Distributions to Stockholders
Distribution of net investment income	$(29,367)	$(30,624)
Distribution of return of capital	—	—
Net Increase (Decrease) in Net Assets Resulting from Distributions to Stockholders	$(29,367)	$(30,624)

Capital Share Transactions
Repurchase of common stock	$—	$(15,122)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$—	$(15,122)

Net Assets
Net decrease in net assets during the period	$(26,372)	$(21,917)
Net assets at beginning of period	1,024,315	1,312,627
Net Assets at End of Period	$997,943	$1,290,710

Capital Share Activity
Shares repurchased during the period	—	(949,633)
Shares issued and outstanding at beginning of period	65,259,176	68,876,986
Shares Issued and Outstanding at End of Period	65,259,176	67,927,353
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended June 30,
	2020	2019
Operating Activities
Net increase (decrease) in net assets resulting from operations	$2,995	$23,829
Net realized (gains) losses	8,417	(1,282)
Net change in unrealized (gains) losses	16,817	11,987
Net amortization of premiums and accretion of discounts on investments	(2,949)	(2,125)
Accretion of discount on notes	148	148
Amortization of deferred financing costs	1,250	1,266
Increase in gains (losses) from foreign currency transactions	212	201
PIK interest and dividends capitalized	(1,610)	(4,883)
Changes in operating assets and liabilities:
Purchases of investments	(137,390)	(435,936)
Proceeds from sales and repayments of investments	177,403	217,988
Decrease (increase) in interest receivable	3,008	(1,402)
Decrease (increase) in dividends receivable	(345)	(319)
Decrease (increase) in prepaid expenses and other assets	(227)	68
Increase (decrease) in management and performance-based incentive fees payable	(765)	659
Increase (decrease) in interest payable	4,209	4,586
Increase (decrease) in accrued administrative services expense	(638)	(688)
Increase (decrease) in other liabilities and accrued expenses	497	174
Net Cash Used in/Provided by Operating Activities	$71,032	$(185,729)
Financing Activities
Issuances of debt	$40,000	$333,892
Payments of debt	(80,943)	(112,497)
Financing costs paid and deferred	—	(184)
Repurchase of common stock	—	(15,122)
Distributions paid	(29,367)	(31,040)
Net Cash Used in/Provided by Financing Activities	$(70,310)	$175,049

Cash, Cash Equivalents, Foreign Currencies and Collateral on Option Contracts
Net increase (decrease) in cash, cash equivalents, foreign currencies and collateral on option contracts during the period	$722	$(10,680)
Effect of foreign exchange rate changes on cash and cash equivalents	(4)	61
Cash, cash equivalents, foreign currencies and collateral on option contracts at beginning of period	43,676	41,189
Cash, Cash Equivalents, Foreign Currencies and Collateral on Option Contracts at the End of Period	$44,394	$30,570

Supplemental Disclosure of Cash Flow Information
Cash interest paid	$9,818	$11,528

Non-Cash Activity
PIK income	$1,514	$5,556
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (29)	Fair Value (1)(30)
Advertising, Printing & Publishing
Learfield Communications
A-L Parent LLC	Second Lien Secured Debt	8.25% (1M L+725, 1.00% Floor)	12/02/24	$5,536	$5,505	$4,307
Simplifi Holdings, Inc.
Simplifi Holdings, Inc.	First Lien Secured Debt	6.75% (3M L+575, 1.00% Floor)	08/02/25	38,732	38,121	37,291	(9)
	First Lien Secured Debt - Revolver	6.75% (3M L+575, 1.00% Floor)	08/02/25	1,200	1,200	1,155	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/02/25	1,200	(47)	(45)	(8)(9) (21)(23)
					39,274	38,401
Total Advertising, Printing & Publishing					$44,779	$42,708
Aerospace & Defense
Erickson Inc
Erickson Inc	First Lien Secured Debt - Revolver	9.00% (3M L+750, 1.50% Floor)	04/28/22	$32,479	$32,479	$31,748	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/28/22	4,274	(178)	(96)	(8)(9) (21)(23)
	First Lien Secured Debt - Letters of Credit	7.50%	07/04/20 - 07/15/22	2,247	1	(50)	(8)(9) (23)
Total Aerospace & Defense					$32,302	$31,602
Automotive
Accelerate Parent Corp. (American Tire)
Accelerate Parent Corp.	Common Equity - Common Stock	N/A	N/A	1,664,046 Shares	$1,714	$—	(13)(19)
Arlington
Arlington Industries Group Limited	First Lien Secured Debt	5.75% (1M E+525, 0.50% Floor)	03/29/24	€2,653	2,975	2,793	(9)(17)
	First Lien Secured Debt	5.75% (1M GBPL+525, 0.50% Floor)	03/29/24	£3,627	4,601	4,201	(9)(17)
					7,576	6,994
Crowne Automotive
Vari-Form Group, LLC	First Lien Secured Debt	L+11.00% (7.00% Cash plus 4.00% PIK)	02/02/23	5,859	901	762	(9)(13) (14)
Vari-Form Inc.	First Lien Secured Debt	L+11.00% (7.00% Cash plus 4.00% PIK)	02/02/23	2,110	391	274	(9)(13) (14)
					1,292	1,036
K&N Parent, Inc.
K&N Parent, Inc.	Second Lien Secured Debt	9.82% (6M L+875, 1.00% Floor)	10/21/24	23,765	23,504	21,388
Truck-Lite Co., LLC
Truck-Lite Co., LLC	First Lien Secured Debt	7.32% (6M L+625, 1.00% Floor)	12/14/26	25,085	24,532	24,558	(9)
	First Lien Secured Debt - Revolver	7.32% (6M L+625, 1.00% Floor)	12/13/24	654	654	643	(9)(23)
	First Lien Secured Debt - Revolver	7.25% (6M L+625, 1.00% Floor)	12/13/24	436	436	429	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/13/24	1,868	(64)	(31)	(8)(9) (21)(23)
	First Lien Secured Debt - Letters of Credit	6.25%	11/30/20 - 12/21/20	94	—	(2)	(8)(9) (23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	12/14/26	3,707	(80)	(78)	(8)(9) (21)(23)
TL Lighting Holdings, LLC	Common Equity - Equity	N/A	N/A	350 Shares	350	321	(9)(13) (28)
					25,828	25,840
Total Automotive					$59,914	$55,258
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (29)	Fair Value (1)(30)
Aviation and Consumer Transport
Merx Aviation Finance, LLC
Merx Aviation Finance, LLC (5)	First Lien Secured Debt - Revolver	10.00%	10/31/23	$200,000	$200,000	$200,000	(23)
	First Lien Secured Debt - Letter of Credit	2.25%	07/13/20	177	—	—	(23)
	Common Equity - Membership Interests	N/A	N/A	N/A	120,300	129,481	(28)
					320,300	329,481
Primeflight
PrimeFlight Aviation Services, Inc.	First Lien Secured Debt	6.50% (1M L+550, 1.00% Floor)	05/09/24	14,731	14,549	14,177	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	05/09/24	2,842	(93)	(107)	(8)(9) (21)(23)
					14,456	14,070
Total Aviation and Consumer Transport					$334,756	$343,551
Beverage, Food & Tobacco
Bolthouse Farms
Wm. Bolthouse Farms, Inc.	Common Equity - Common Stock	N/A	N/A	1,000,000 Shares	$1,000	$940	(13)
Eagle Foods
Eagle Foods Family Group, LLC	First Lien Secured Debt	7.75% (3M L+675, 1.00% Floor)	06/14/24	24,501	24,318	23,765	(9)
	First Lien Secured Debt - Revolver	7.75% (1M L+675, 1.00% Floor)	06/14/23	167	167	162	(9)(23)
	First Lien Secured Debt - Revolver	7.75% (3M L+675, 1.00% Floor)	06/14/23	1,167	1,167	1,132	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/14/23	2,417	(25)	(73)	(8)(9) (21)(23)
					25,627	24,986
Florida Food Products, Inc.
Florida Food Products, Inc.	First Lien Secured Debt	7.75% (3M L+675, 1.00% Floor)	09/08/25	22,880	22,455	22,651	(9)
Florida Food Products, LLC	First Lien Secured Debt - Revolver	7.75% (3M L+675, 1.00% Floor)	09/06/23	1,712	1,685	1,695	(9)(23)
					24,140	24,346
Orgain, Inc.
Butterfly Fighter Co-Invest, L.P.	Common Equity - Membership Interests	N/A	N/A	1,000,000 Shares	1,000	1,026	(13)(28)
TNT Crust LLC
TNT Crust LLC	First Lien Secured Debt	7.75% (1M L+675, 1.00% Floor)	11/06/23	26,408	26,003	25,747	(9)
	First Lien Secured Debt - Revolver	7.75% (1M L+675, 1.00% Floor)	11/06/23	260	260	254	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/06/23	2,992	(47)	(75)	(8)(9) (21)(23)
	Common Equity - Series A Units	N/A	N/A	244 Shares	30	280	(9)(13)
					26,246	26,206
Turkey Hill
IC Holdings LLC	Common Equity - Series A Units	N/A	N/A	169 Shares	169	233	(9)(13)
THLP CO. LLC	First Lien Secured Debt	6.50% (1M L+550, 1.00% Floor)	05/30/25	19,562	19,241	19,366	(9)
	First Lien Secured Debt	7.75% (P+450)	05/30/25	22	22	22	(9)
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (29)	Fair Value (1)(30)
	First Lien Secured Debt	6.50% (12M L+550, 1.00% Floor)	05/30/25	2,786	2,759	2,759	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	05/31/24	4,494	(70)	(45)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	05/30/25	2,809	(46)	(28)	(8)(9) (21)(23)
					22,075	22,307
Total Beverage, Food & Tobacco					$100,088	$99,811
Business Services
Access Information
Access CIG, LLC	Second Lien Secured Debt	7.92% (1M L+775)	02/27/26	$15,900	$15,794	$15,542
Ambrosia Buyer Corp.
Ambrosia Buyer Corp.	Second Lien Secured Debt	9.08% (6M L+800, 1.00% Floor)	08/28/25	21,429	21,082	16,815
Claritas
Claritas, LLC	First Lien Secured Debt	7.00% (3M L+600, 1.00% Floor)	12/21/23	3,820	3,792	3,763	(9)
	First Lien Secured Debt - Revolver	7.00% (1M L+600, 1.00% Floor)	12/21/23	258	258	254	(9)(23)
	First Lien Secured Debt - Revolver	7.00% (3M L+600, 1.00% Floor)	12/21/23	232	232	228	(9)(23)
	First Lien Secured Debt - Revolver	7.00% (2M L+600, 1.00% Floor)	12/21/23	258	258	254	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/21/23	284	(7)	(4)	(8)(9) (21)(23)
					4,533	4,495
Continuum
Continuum Global Solutions, LLC	First Lien Secured Debt - Revolver	6.50% (1M L+550, 1.00% Floor)	02/15/22	2,851	2,851	2,766	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	02/15/22	17,149	(264)	(514)	(8)(9) (21)(23)
	Preferred Equity - Preferred Equity	N/A	N/A	775 Shares	78	78	(9)(13)
					2,665	2,330
CT Technologies Intermediate Holdings, Inc
CT Technologies Intermediate Holdings, Inc	Second Lien Secured Debt	10.00% (3M L+900, 1.00% Floor)	12/01/22	31,253	30,845	28,753	(9)
Education Personnel
Education Personnel	First Lien Secured Debt	5.25% (3M GBPL+475, 0.50% Floor)	08/31/24	£4,076	5,196	4,805	(9)(17)
	First Lien Secured Debt - Revolver	5.25% (3M GBPL+475, 0.50% Floor)	08/31/24	£1,471	1,875	1,732	(9)(17) (23)
					7,071	6,537
Electro Rent Corporation
Electro Rent Corporation	Second Lien Secured Debt	10.00% (3M L+900, 1.00% Floor)	01/31/25	34,235	33,576	33,208	(9)
Elo Touch
TGG TS Acquisition Company	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/14/23	1,750	—	(65)	(8)(21) (23)
Ensemble Health
EHL Merger Sub, LLC	First Lien Secured Debt - Revolver	5.50% (P+225)	08/01/24	1,662	1,662	1,569	(23)
	First Lien Secured Debt - Unfunded Revolver	0.25% Unfunded	08/01/24	2,493	(311)	(140)	(8)(21) (23)
					1,351	1,429
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (29)	Fair Value (1)(30)
Jacent
Jacent Strategic Merchandising	First Lien Secured Debt	6.75% (3M L+575, 1.00% Floor)	04/23/24	22,522	22,264	21,217	(9)
	First Lien Secured Debt - Revolver	6.82% (3M L+575, 1.00% Floor)	04/23/24	467	467	439	(9)(23)
	First Lien Secured Debt - Revolver	6.75% (3M L+575, 1.00% Floor)	04/23/24	2,100	2,100	1,976	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/23/24	933	(40)	(55)	(8)(9) (21)(23)
	Common Equity - Common Stock	N/A	N/A	5,000 Shares	500	150	(9)(13)
JSM Equity Investors, L.P.	Preferred Equity - Class P Partnership Units	N/A	N/A	114 Shares	11	11	(9)(13) (28)
					25,302	23,738
Jones & Frank
JF Acquisition, LLC	First Lien Secured Debt	6.50% (12M L+550, 1.00% Floor)	07/31/24	13,139	12,923	12,772	(9)
	First Lien Secured Debt	6.50% (3M L+550, 1.00% Floor)	07/31/24	231	227	224	(9)
	First Lien Secured Debt - Revolver	6.50% (12M L+550, 1.00% Floor)	07/31/24	628	628	610	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	07/31/24	941	(26)	(27)	(8)(9) (21)(23)
					13,752	13,579
MAKS
Trident Bidco Limited	First Lien Secured Debt	7.25% (1M L+625, 1.00% Floor)	11/08/25	35,000	34,062	33,887	(9)(17)
McLarens
Margaux Acquisition Inc.	First Lien Secured Debt	6.50% (3M L+550, 1.00% Floor)	12/19/24	3,157	3,157	3,072	(9)
	First Lien Secured Debt	6.64% (3M L+550, 1.00% Floor)	12/19/24	423	423	412	(9)
	First Lien Secured Debt	6.93% (3M L+550, 1.00% Floor)	12/19/24	18,753	18,494	18,247	(9)
	First Lien Secured Debt - Revolver	6.50% (1M L+550, 1.00% Floor)	12/19/24	1,601	1,577	1,560	(9)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	12/19/24	881	(87)	(23)	(8)(9) (21)(23)
Margaux UK Finance Limited	First Lien Secured Debt	6.50% (3M GBPL+550, 1.00% Floor)	12/19/24	£7,234	9,006	8,708	(9)(17)
	First Lien Secured Debt - Revolver	6.50% (1M GBPL+550, 1.00% Floor)	12/19/24	£538	632	647	(9)(17) (23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/19/24	£4	(10)	—	(8)(9) (17)(21) (23)
					33,192	32,623
Newscycle Solutions, Inc.
Newscycle Solutions, Inc.	First Lien Secured Debt	8.00% (3M L+700, 1.00% Floor)	12/29/22	14,438	14,253	14,005	(9)
	First Lien Secured Debt	8.43% (3M L+700, 1.00% Floor)	12/29/22	1,116	1,106	1,082	(9)
	First Lien Secured Debt - Revolver	8.00% (3M L+700, 1.00% Floor)	12/29/22	500	494	485	(9)(23)
					15,853	15,572
PSI Services, LLC
Lifelong Learner Holdings, LLC	First Lien Secured Debt	6.75% (1M L+575, 1.00% Floor)	10/19/26	32,782	32,177	30,717	(9)
	First Lien Secured Debt - Revolver	6.75% (1M L+575, 1.00% Floor)	10/20/25	740	740	699	(9)(23)
	First Lien Secured Debt - Revolver	6.75% (3M L+575, 1.00% Floor)	10/20/25	299	299	282	(9)(23)
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (29)	Fair Value (1)(30)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	10/20/25	1,946	(53)	(109)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	10/19/26	2,388	(21)	(150)	(8)(9) (21)(23)
					33,142	31,439
RA Outdoors, LLC (Active Outdoors)
RA Outdoors, LLC	First Lien Secured Debt	5.82% (6M L+475, 1.00% Floor)	09/11/24	6,576	6,497	6,444	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/09/22	1,200	(11)	(12)	(8)(9) (21)(23)
	Second Lien Secured Debt	9.82% (6M L+875, 1.00% Floor)	09/11/25	31,950	31,429	30,991	(9)
					37,915	37,423
Soliant
Soliant Holdings, LLC	First Lien Secured Debt	6.50% (1M L+550, 1.00% Floor)	12/31/26	18,018	17,684	17,273	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/31/24	1,936	(35)	(61)	(8)(9) (21)(23)
Soliant Health, Inc.	Common Equity - Membership Interests	N/A	N/A	300 Shares	300	288	(9)(13) (28)
					17,949	17,500
Transplace Holdings, Inc.
Transplace Holdings, Inc.	Second Lien Secured Debt	9.82% (6M L+875, 1.00% Floor)	10/06/25	8,599	8,456	8,169
US Legal Support
US Legal Support Investment Holdings, LLC	Common Equity - Series A-1 Units	N/A	N/A	631,972 Shares	632	594	(9)(13)
USLS Acquisition, Inc.	First Lien Secured Debt	6.82% (6M L+575, 1.00% Floor)	12/02/24	24,437	24,071	23,529	(9)
	First Lien Secured Debt - Revolver	6.82% (6M L+575, 0.00% Floor)	12/02/24	1,522	1,499	1,426	(9)(23)
	First Lien Secured Debt - Letters of Credit	5.75%	10/15/20 - 06/06/21	86	—	(5)	(8)(9) (23)
					26,202	25,544
Vertafore
Vertafore, Inc.	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/30/23	14,576	(1,035)	(1,676)	(8)(21) (23)
	First Lien Secured Debt - Letter of Credit	3.25%	01/17/21	424	—	(49)	(8)(23)
					(1,035)	(1,725)
Total Business Services					$361,707	$346,793
Chemicals, Plastics & Rubber
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)
Carbonfree Caustic SPE LLC (4)	First Lien Secured Debt	5% PIK	12/31/24	$13,277	$13,111	$7,500	(14)
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC) (4)	First Lien Secured Debt	3% PIK	12/31/24	17,186	17,057	—	(14)
Carbonfree Chemicals Holdings LLC (4)	Common Equity - Common Equity / Interest	N/A	N/A	1,446 Shares	30,886	15,105	(13)(28)
Carbonfree Chemicals SA LLC (4)	Common Equity - Class B Units	N/A	N/A	1,313 Shares	15,403	—	(3)(13) (28)
					76,457	22,605
Niacet Corporation
Hare Bidco, Inc.	Second Lien Secured Debt	9.75% (3M E+875, 1.00% Floor)	08/01/24	€13,574	14,516	15,093
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (29)	Fair Value (1)(30)
Westfall Technik, Inc.
Westfall Technik, Inc.	First Lien Secured Debt	6.75% (3M L+575, 1.00% Floor)	09/13/24	15,899	15,672	15,315	(9)
	First Lien Secured Debt - Revolver	6.75% (3M L+575, 1.00% Floor)	09/13/24	135	106	130	(9)(23)
	First Lien Secured Debt - Revolver	8.00% (P+475)	09/13/24	269	269	259	(9)(23)
	First Lien Secured Debt - Revolver	6.75% (2M L+575, 1.00% Floor)	09/13/24	1,615	1,615	1,556	(9)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	09/13/24	12,829	(106)	(471)	(8)(9) (21)(23)
					17,556	16,789
Total Chemicals, Plastics & Rubber					$108,529	$54,487
Construction & Building
Englert
Gutter Buyer, Inc.	First Lien Secured Debt	7.25% (1M L+625, 1.00% Floor)	03/06/25	$26,847	$26,435	$26,006	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/06/24	2,727	(50)	(74)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	03/06/25	2,045	(40)	(64)	(8)(9) (21)(23)
Gutter Holdings, LP	Common Equity - Common Stock	N/A	N/A	500 Shares	500	684	(9)(13)
Total Construction & Building					$26,845	$26,552
Consumer Goods – Durable
A&V
A&V Holdings Midco, LLC	First Lien Secured Debt	6.38% (3M L+538, 1.00% Floor)	03/10/27	$11,283	$10,895	$10,087
	First Lien Secured Debt - Unfunded Revolver	0.375% Unfunded	03/10/25	1,505	(127)	(160)	(8)(21) (23)
					10,768	9,927
Dan Dee
Project Comfort Buyer, Inc.	First Lien Secured Debt	9.25% (P+600)	02/01/25	694	678	657	(9)
	First Lien Secured Debt	8.00% (12M L+700, 1.00% Floor)	02/01/25	26,284	25,697	24,893	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	02/01/24	3,461	(75)	(194)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	02/01/25	2,308	(26)	(122)	(8)(9) (21)(23)
	Preferred Equity - Preferred Equity	N/A	N/A	461,538 Shares	462	222	(9)(13)
					26,736	25,456
Hayward Industries, Inc.
Hayward Industries, Inc.	Second Lien Secured Debt	8.43% (1M L+825)	08/04/25	21,919	21,704	20,678
KDC
KDC US Holdings	First Lien Secured Debt - Revolver	3.17% (1M L+300)	12/21/23	3,323	3,323	3,202	(23)
	First Lien Secured Debt - Unfunded Revolver	0.25% Unfunded	12/21/23	2,545	—	(93)	(8)(21) (23)
	First Lien Secured Debt - Letter of Credit	3.00%	02/05/21	£10	—	—	(23)
	First Lien Secured Debt - Letters of Credit	3.00%	11/06/20 - 03/16/21	142	20	(5)	(8)(23)
Knowlton Development Corporation Inc.	First Lien Secured Debt	3.93% (1M L+375)	12/22/25	15,000	14,563	14,558	(17)
					17,906	17,662
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (29)	Fair Value (1)(30)
KLO Holdings, LLC
9357-5991 Quebec Inc.	First Lien Secured Debt	11.82% (3M L+775 Cash plus 2.00% PIK)	04/07/22	9,838	8,653	2,157	(13)(14)
KLO Acquisition LLC	First Lien Secured Debt	11.82% (3M L+775 Cash plus 2.00% PIK)	04/07/22	5,497	4,808	—	(13)(14)
					13,461	2,157
Liqui-Box
Liqui-Box Holdings, Inc.	First Lien Secured Debt - Revolver	5.50% (3M L+450, 1.00% Floor)	02/26/25	2,136	2,136	2,085	(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	02/26/25	1,351	(33)	(32)	(8)(21) (23)
	First Lien Secured Debt - Letters of Credit	4.50%	09/27/20 - 10/01/20	32	—	—	(23)
	First Lien Secured Debt - Letter of Credit	4.50%	06/30/21	€42	—	(1)	(8)(23)
					2,103	2,052
NSi Industries
Wildcat BuyerCo, Inc.	First Lien Secured Debt	6.50% (3M L+550, 1.00% Floor)	02/27/26	7,229	7,060	6,939
	First Lien Secured Debt - Revolver	6.89% (3M L+550, 1.00% Floor)	02/27/26	232	232	223	(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	02/27/26	485	(15)	(19)	(8)(21) (23)
	First Lien Secured Debt - Letter of Credit	5.50%	02/27/26	8	—	—	(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	02/27/26	2,029	(34)	(81)	(8)(21) (23)
Wildcat Parent LP	Common Equity - Common Stock	N/A	N/A	1,070 Shares	107	112	(13)(28)
					7,350	7,174
Sorenson Holdings, LLC
Sorenson Holdings, LLC	Common Equity - Membership Interests	N/A	N/A	587 Shares	—	426	(10)(13)
Total Consumer Goods – Durable					$100,028	$85,532
Consumer Goods – Non-durable
3D Protein
Protein For Pets Opco, LLC	First Lien Secured Debt	6.00% (1M L+500, 1.00% Floor)	11/28/25	$12,685	$12,473	$12,368	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	05/31/24	2,219	(45)	(55)	(8)(9) (21)(23)
					12,428	12,313
Beauty Industry Group (BIG)
BIG Buyer, LLC	First Lien Secured Debt	7.57% (6M L+650, 1.00% Floor)	11/20/23	22,311	21,866	21,606	(9)
	First Lien Secured Debt - Revolver	7.71% (6M L+650, 1.00% Floor)	11/20/23	602	602	575	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/20/23	1,204	(37)	(54)	(8)(9) (21)(23)
					22,431	22,127
DMC
Lion Cashmere Midco Limited	First Lien Secured Debt	7.00% (6M L+600, 1.00% Floor)	03/21/25	13,053	12,873	12,172	(9)(17)
	First Lien Secured Debt	6.00% (6M E+600)	03/21/25	€534	578	559	(9)(17)
	First Lien Secured Debt - Revolver	5.25% (6M E+525)	03/21/24	€937	1,031	987	(9)(17) (23)
	First Lien Secured Debt - Revolver	5.25% (6M L+525)	03/21/24	€249	264	262	(9)(17) (23)
	First Lien Secured Debt - Unfunded Delayed Draw	2.10% Unfunded	03/21/25	€1,838	(21)	(140)	(8)(9) (17)(21) (23)
					14,725	13,840
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)		Cost (29)	Fair Value (1)(30)
Olaplex
Olaplex, Inc.	First Lien Secured Debt	7.50% (1M L+650, 1.00% Floor)	01/08/26		26,036	25,557	25,128	(9)
	First Lien Secured Debt - Revolver	7.50% (1M L+650, 1.00% Floor)	01/08/25		3,800	3,731	3,681	(9)(23)
						29,288	28,809
Sequential Brands Group, Inc.
Sequential Brands Group, Inc.	Second Lien Secured Debt	9.75% (1M L+875, 1.00% Floor)	02/07/24		12,965	12,887	12,297	(17)
Total Consumer Goods – Non-durable						$91,759	$89,386
Consumer Services
1A Smart Start LLC
1A Smart Start LLC	Second Lien Secured Debt	9.32% (6M L+825, 1.00% Floor)	08/22/22		$15,100	$14,961	$14,513
Clarus Commerce
Marlin DTC-LS Midco 2, LLC	First Lien Secured Debt	7.07% (6M L+600, 1.00% Floor)	07/01/25		9,222	9,087	8,939
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	07/01/25		685	(10)	(21)	(8)(21) (23)
						9,077	8,918
First Heritage
First Heritage Credit, LLC	First Lien Secured Debt	4.92% (1M L+475)	04/02/22		16,500	16,403	16,111	(9)
	First Lien Secured Debt - Revolver	5.67% (1M L+550)	04/02/22		549	549	537	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/02/22		3,201	(22)	(73)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	04/02/22		9,750	(57)	(230)	(8)(9) (21)(23)
						16,873	16,345
Only About Children
Nemo (BC) Bidco Pty Ltd	First Lien Secured Debt	6.75% (6M BBSW+575, 1.00% Floor)	04/06/24	A$	6,768	4,926	4,427	(17)
	First Lien Secured Debt - Unfunded Delayed Draw	2.59% Unfunded	04/06/24	A$	232	(7)	(8)	(8)(17) (21)(23)
						4,919	4,419
Paper Source
Paper Source, Inc.	First Lien Secured Debt	8.00% (3M L+700, 1.00% Floor)	05/22/24		11,471	11,292	10,209	(9)
	First Lien Secured Debt - Revolver	9.25% (P+600)	05/22/24		1,890	1,890	1,701	(9)(23)
	First Lien Secured Debt - Revolver	8.00% (3M L+700, 1.00% Floor)	05/22/24		616	569	555	(9)(23)
	First Lien Secured Debt - Revolver	8.22% (3M L+700, 1.00% Floor)	05/22/24		575	575	518	(9)(23)
						14,326	12,983
Pinstripe Holdings, LLC
Pinstripe Holdings, LLC	First Lien Secured Debt	7.08% (6M L+600, 1.00% Floor)	01/17/25		6,912	6,807	6,646
The Club Company
Eldrickco Limited	First Lien Secured Debt	6.00% (6M GBPL+550, 0.50% Floor)	11/21/25		£10,664	13,329	12,337	(9)(17)
	First Lien Secured Debt - Revolver	5.50% (6M GBPL+500, 0.50% Floor)	05/21/25		£345	394	401	(9)(17) (23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.93% Unfunded	11/21/25		£3,991	(99)	(278)	(8)(9) (17)(21) (23)
						13,624	12,460
Tidewater Consumer Receivables, LLC
Tidewater Consumer Receivables, LLC	First Lien Secured Debt	5.92% (1M L+575)	12/28/23		10,067	9,997	9,891	(9)(17)
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (29)	Fair Value (1)(30)
	First Lien Secured Debt - Unfunded Revolver	0.00% Unfunded	12/28/23	1,667	(8)	(29)	(8)(9) (17)(21) (23)
					9,989	9,862
US Auto
U.S. Auto Finance, Inc.	First Lien Secured Debt	6.50% (3M L+550, 1.00% Floor)	04/17/22	20,386	20,361	20,020	(9)
	First Lien Secured Debt - Revolver	7.25% (3M L+625, 1.00% Floor)	04/17/22	13,605	13,605	13,361	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/17/22	6,395	(62)	(114)	(8)(9) (21)(23)
					33,904	33,267
Total Consumer Services					$124,480	$119,413
Containers, Packaging & Glass
TricorBraun Holdings, Inc.
TricorBraun Holdings, Inc.	First Lien Secured Debt - Revolver	4.38% (3M L+325)	11/30/21	$1,500	$1,500	$1,490	(23)
	First Lien Secured Debt - Revolver	3.56% (3M L+325)	11/30/21	2,250	2,250	2,235	(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/30/21	1,875	(143)	(13)	(8)(21) (23)
Total Containers, Packaging & Glass					$3,607	$3,712
Diversified Investment Vehicles, Banking, Finance, Real Estate
Celink
Compu-Link Corporation	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/11/24	$2,273	$(40)	$(73)	(8)(9) (21)(23)
Peer Advisors, LLC	First Lien Secured Debt	6.50% (1M L+550, 1.00% Floor)	06/11/24	21,591	21,207	20,900	(9)
					21,167	20,827
Exeter Property Group, LLC
Exeter Property Group, LLC	First Lien Secured Debt	4.67% (1M L+450)	08/28/24	4,760	4,706	4,614	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/28/24	192	(2)	(6)	(8)(9) (21)(23)
					4,704	4,608
Flock Financial, LLC
Flock SPV I, LLC	First Lien Secured Debt	6.67% (1M L+650)	08/30/22	13,067	13,023	12,860	(9)(17)
	First Lien Secured Debt - Revolver	6.67% (1M L+650)	08/30/22	1,198	1,199	1,180	(9)(17) (23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/30/22	135	(7)	(2)	(8)(9) (17)(21) (23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	08/30/22	5,600	(58)	(88)	(8)(9) (17)(21) (23)
					14,157	13,950
Golden Bear
Golden Bear 2016-R, LLC (4)	Structured Products and Other - Membership Interests	N/A	09/20/42	N/A	16,729	9,815	(3)(17) (28)
Purchasing Power, LLC
Purchasing Power Funding I, LLC	First Lien Secured Debt - Revolver	7.50% (1M L+650)	01/24/22	7,133	7,133	7,028	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	01/24/22	1,980	—	(29)	(8)(9) (21)(23)
					7,133	6,999
Taupo River II, LLC
Taupo River II, LLC	First Lien Secured Debt	6.25% (3M L+525, 1.00% Floor)	12/06/20	3,000	2,998	2,997	(9)(17)
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (29)	Fair Value (1)(30)
Ten-X, LLC
Ten-X, LLC	First Lien Secured Debt - Revolver	3.43% (1M L+325)	09/29/22	1,560	1,371	1,465	(23)
	First Lien Secured Debt - Revolver	3.44% (1M L+325)	09/29/22	3,120	3,120	2,929	(23)
					4,491	4,394
Total Diversified Investment Vehicles, Banking, Finance, Real Estate					$71,379	$63,590
Education
NFA Group
SSCP Spring Bidco Limited	First Lien Secured Debt	6.94% (6M GPBL+625, 0.50% Floor)	07/30/25	£534	$641	$642	(9)(17)
	First Lien Secured Debt	6.99% (6M GPBL+625, 0.50% Floor)	07/30/25	£28,370	34,018	34,059	(9)(17)
	First Lien Secured Debt - Unfunded Delayed Draw	1.88% Unfunded	07/30/25	£1,095	(28)	(38)	(8)(9) (17)(21) (23)
Total Education					$34,631	$34,663
Energy – Electricity
AMP Solar Group, Inc.
AMP Solar Group, Inc. (4)	Common Equity - Class A Common Unit	N/A	N/A	243,646 Shares	$10,000	$9,035	(13)(17) (28)
Renew Financial LLC (f/k/a Renewable Funding, LLC)
AIC SPV Holdings II, LLC (4)	Preferred Equity - Preferred Stock	N/A	N/A	534,375 Shares	534	436	(17)(15) (28)
Renew Financial LLC (f/k/a Renewable Funding, LLC) (4)	Preferred Equity - Series B Preferred Stock	N/A	N/A	1,505,868 Shares	8,343	3,692	(13)(28)
	Preferred Equity - Series D Preferred Stock	N/A	N/A	436,689 Shares	5,568	2,218	(13)(28)
Renew JV LLC (4)	Common Equity - Membership Interests	N/A	N/A	859,819 Shares	860	992	(13)(17) (28)
					15,305	7,338
Solarplicity Group Limited (f/k/a AMP Solar UK)
Solarplicity UK Holdings Limited	First Lien Secured Debt	4.00%	03/08/23	£5,562	7,637	2,539	(13)(14) (17)
	Preferred Equity - Preferred Stock	N/A	N/A	4,286 Shares	5,861	—	(2)(13) (17)
	Common Equity - Ordinary Shares	N/A	N/A	2,825 Shares	4	—	(2)(13) (17)
					13,502	2,539
Total Energy – Electricity					$38,807	$18,912
Energy – Oil & Gas
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.) (5)	Second Lien Secured Debt	10.00% PIK Toggle (8.00% Cash)	03/29/21	$38,172	$36,926	$11,492	(13)(14)
	Common Equity - Common Stock	N/A	N/A	5,000,000 Shares	30,078	—	(13)(28)
					67,004	11,492
Pelican
Pelican Energy, LLC (4)	Common Equity - Membership Interests	N/A	N/A	1,444 Shares	16,822	2,411	(13)(16) (17)(28)
Spotted Hawk
SHD Oil & Gas, LLC (5)	First Lien Secured Debt - Tranche C Note	12.00% PIK	07/31/21	24,728	24,728	25,470
	First Lien Secured Debt - Tranche A Note	4.00% PIK	07/31/21	45,917	44,998	22,005	(13)(14)
	First Lien Secured Debt - Tranche B Note	3.00% PIK	07/31/21	85,125	44,380	—	(13)(14)
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)		Cost (29)	Fair Value (1)(30)
	Common Equity - Series A Units	N/A	N/A	7,600,000 Shares		1,411	—	(13)(16) (28)
						115,517	47,475
Total Energy – Oil & Gas						$199,343	$61,378
Environmental Industries
Denali
Dispatch Acquisition Holdings, LLC	First Lien Secured Debt	6.50% (3M L+550, 1.00% Floor)	01/29/27		$16,599	$16,251	$16,071	(9)
	First Lien Secured Debt - Revolver	6.50% (1M L+550, 1.00% Floor)	01/29/26		2,137	2,137	2,077	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	01/29/26		1,109	(68)	(31)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.75% Unfunded	01/29/27		5,114	(64)	(163)	(8)(9) (21)(23)
						18,256	17,954
Ortega National Parks
Ortega National Parks, LLC	First Lien Secured Debt	6.32% (6M L+525, 1.00% Floor)	10/31/25		11,201	11,002	10,710	(9)
	First Lien Secured Debt	6.25% (3M L+525, 1.00% Floor)	10/31/25		491	486	469	(9)
	First Lien Secured Debt - Revolver	6.25% (3M L+525, 1.00% Floor)	10/31/25		2,049	2,049	1,959	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	10/31/25		—	(36)	—	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	10/31/25		6,202	(59)	(272)	(8)(9) (21)(23)
						13,442	12,866
Total Environmental Industries						$31,698	$30,820
Food & Grocery
Bumble Bee Foods S.À R.L.
Connors Bros Clover Leaf Seafoods Company	First Lien Secured Debt	N/A	01/31/24		$126	$—	$—
Bumble Bee Holdings Inc	First Lien Secured Debt	N/A	01/31/24		443	—	—
Tonos US LLC	First Lien Secured Debt	8.75% (3M L+725, 1.50% Floor)	01/31/24		9,454	9,569	9,454
Total Food & Grocery						$9,569	$9,454
Healthcare & Pharmaceuticals
Altasciences, Inc.
9360-1367 Quebec Inc.	First Lien Secured Debt	7.32% (6M L+625, 1.00% Floor)	06/09/23		$2,821	$2,790	$2,744	(9)(17)
	First Lien Secured Debt	7.25% (3M L+625, 1.00% Floor)	06/09/23		12	12	11	(9)(17)
	First Lien Secured Debt	8.49% (3M CADL+625, 1.00% Floor)	06/09/23	C$	2,351	1,731	1,678	(9)(17)
Altasciences US Acquistion, Inc.	First Lien Secured Debt	7.32% (6M L+625, 1.00% Floor)	06/09/23		5,959	5,886	5,795	(9)
	First Lien Secured Debt	7.25% (3M L+625, 1.00% Floor)	06/09/23		21	21	21	(9)
	First Lien Secured Debt - Revolver	7.25% (3M L+625, 1.00% Floor)	06/09/23		1,418	1,418	1,380	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.25% Unfunded	06/09/23		7	(16)	—	(8)(9) (21)(23) (11)
						11,842	11,629
American Veterinary Group
AVG Intermediate Holdings LLC	First Lien Secured Debt	9.00% (1M L+800, 1.00% Floor)	02/08/24		11,759	11,649	11,285	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	02/08/24		1,466	(105)	(59)	(8)(9) (21)(23)
						11,544	11,226
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (29)	Fair Value (1)(30)
AmeriVet
Amerivet Partners Management, Inc.	First Lien Secured Debt	7.75% (3M L+675, 1.00% Floor)	06/05/24	163	161	158	(9)
	First Lien Secured Debt	7.75% (6M L+675, 1.00% Floor)	06/05/24	26,369	25,914	25,610	(9)
	First Lien Secured Debt - Revolver	9.00% (P+575)	06/05/24	524	524	509	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/05/24	282	(13)	(8)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	06/05/24	7,485	(89)	(216)	(8)(9) (21)(23)
Amerivet Partners Parent LP	Common Equity - Class D Partnership Units	N/A	N/A	13 Shares	125	168	(9)(13) (28)
					26,622	26,221
Analogic
Analogic Corporation	First Lien Secured Debt	6.25% (1M L+525, 1.00% Floor)	06/22/24	18,170	17,867	17,806	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/22/23	1,826	(27)	(37)	(8)(9) (21)(23)
					17,840	17,769
BioClinica Holding I, LP
BioClinica Holding I, LP	Second Lien Secured Debt	9.25% (1M L+825, 1.00% Floor)	10/21/24	24,612	24,316	23,404
BK Medical
BK Medical Holding Company, Inc.	First Lien Secured Debt	6.25% (1M L+525, 1.00% Floor)	06/22/24	7,286	7,221	7,143	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/22/23	783	(7)	(13)	(8)(9) (21)(23)
					7,214	7,130
CARE Fertility
Royton Bidco Limited	First Lien Secured Debt	6.98% (6M GBPL+625, 0.50% Floor)	05/09/25	£294	372	345	(9)(17)
	First Lien Secured Debt	6.75% (6M GBPL+625, 0.50% Floor)	05/09/25	£16,147	20,466	18,969	(9)(17)
	First Lien Secured Debt - Unfunded Delayed Draw	2.01% Unfunded	05/09/25	£3,559	(70)	(218)	(8)(9) (17)(21) (23)
					20,768	19,096
Cerus
Cerus Corporation	First Lien Secured Debt	7.25% (1M L+545, 1.80% Floor)	03/01/24	12,000	11,955	12,229	(9)(17)
	First Lien Secured Debt - Revolver	5.55% (1M L+375, 1.80% Floor)	03/01/24	449	449	455	(9)(17) (23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/01/24	51	(1)	—	(9)(17) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	03/01/24	9,000	(33)	—	(9)(17) (21)(23)
					12,370	12,684
Dohmen Life Science Services
LSCS Holdings, Inc	Second Lien Secured Debt	8.61% (6M L+825)	03/16/26	19,818	19,487	19,099
Emmes Corporation
Emmes Blocker, Inc.	Common Equity - Common Stock	N/A	N/A	306 Shares	306	313	(9)(13)
The Emmes Company, LLC	First Lien Secured Debt	6.59% (6M L+550, 1.00% Floor)	03/03/25	12,092	11,950	11,729	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/03/25	2,449	(29)	(73)	(8)(9) (21)(23)
					12,227	11,969
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (29)	Fair Value (1)(30)
Genesis Healthcare, Inc.
Genesis Healthcare, Inc.	First Lien Secured Debt	6.50% (1M L+600, 0.50% Floor)	03/06/23	25,000	24,799	24,385	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/08/23	60,870	(423)	(1,671)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	2.00% Unfunded	03/06/23	7,609	—	—	(9)(21) (23)
					24,376	22,714
Gossamer
GB001, Inc.	First Lien Secured Debt	8.15% (1M L+615, 2.00% Floor)	05/01/24	6,000	5,978	6,082	(9)(17)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	05/01/24	24,000	(184)	—	(9)(17) (21)(23)
					5,794	6,082
Health & Safety Institute
HSI Halo Acquisition, Inc.	First Lien Secured Debt	6.75% (1M L+575, 1.00% Floor)	08/31/26	7,657	7,588	7,376	(9)
	First Lien Secured Debt - Revolver	8.00% (P+475)	08/30/25	677	677	656	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/30/25	135	(7)	(4)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	08/31/26	1,388	(24)	(51)	(8)(9) (21)(23)
	Common Equity - Common Stock	N/A	N/A	500 Shares	500	495	(9)(13) (28)
					8,734	8,472
IMA Group
IMA Group Management Company, LLC	First Lien Secured Debt	6.57% (6M L+550, 1.00% Floor)	05/30/24	5,113	5,073	4,857
IM Acquirer LLC	First Lien Secured Debt - Revolver	6.50% (3M L+550, 1.00% Floor)	05/30/24	289	287	275	(23)
					5,360	5,132
Kindeva
Kindeva Drug Delivery L.P.	First Lien Secured Debt	7.00% (3M L+600, 1.00% Floor)	05/01/26	1,833	1,789	1,791	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	05/01/25	167	(4)	(4)	(8)(9) (21)(23)
					1,785	1,787
KureSmart
Clearway Corporation (f/k/a NP/Clearway Holdings, Inc.)	Common Equity - Common Stock	N/A	N/A	133 Shares	133	117	(9)(13) (28)
Kure Pain Holdings, Inc.	First Lien Secured Debt	6.50% (1M L+550, 1.00% Floor)	08/27/24	22,047	21,772	21,134	(9)
	First Lien Secured Debt - Revolver	6.50% (1M L+550, 1.00% Floor)	08/27/24	1,327	1,327	1,271	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/27/24	1,327	(33)	(56)	(8)(9) (21)(23)
					23,199	22,466
Lanai Holdings III, Inc. (Patterson Medical)
Lanai Holdings III, Inc.	Second Lien Secured Debt	11.50% (3M L+1050 PIK, 1.00% Floor)	08/28/23	17,764	17,529	15,086
Mannkind Corporation
Mannkind Corporation	First Lien Secured Debt	8.75% (1M L+675, 2.00% Floor)	08/01/24	13,867	13,810	14,054	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	08/01/24	8,667	(35)	—	(9)(21) (23)
					13,775	14,054
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (29)	Fair Value (1)(30)
Maxor National Pharmacy Services, LLC
Maxor National Pharmacy Services, LLC	First Lien Secured Debt	6.50% (3M L+550, 1.00% Floor)	11/22/23	23,655	23,323	23,113	(9)
	First Lien Secured Debt - Revolver	7.75% (P+450)	11/22/22	779	779	765	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/22/22	779	(19)	(14)	(8)(9) (21)(23)
					24,083	23,864
Medical Guardian
Medical Guardian, LLC	First Lien Secured Debt	9.50% (1M L+850, 1.00% Floor)	12/31/24	34,286	33,668	33,720	(9)
	First Lien Secured Debt - Revolver	9.50% (1M L+850, 1.00% Floor)	12/31/24	381	381	375	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/31/24	5,333	(103)	(89)	(8)(9) (21)(23)
					33,946	34,006
Orchard
Orchard Therapeutics plc	First Lien Secured Debt	7.00% (1M L+600, 1.00% Floor)	05/24/24	8,333	8,301	8,271	(9)(17)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	05/24/24	16,667	(65)	(125)	(8)(9) (17)(21) (23)
					8,236	8,146
Ovation Fertility
FPG Services, LLC	First Lien Secured Debt	6.50% (3M L+550, 1.00% Floor)	06/13/25	12,505	12,299	12,039	(9)
	First Lien Secured Debt - Revolver	6.50% (6M L+550, 1.00% Floor)	06/13/24	2,105	2,072	2,026	(9)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	06/13/25	5,263	(43)	(196)	(8)(9) (21)(23)
					14,328	13,869
Partner Therapeutics, Inc
Partner Therapeutics, Inc	First Lien Secured Debt	7.65% (1M L+665, 1.00% Floor)	01/01/23	10,000	9,906	9,975	(9)
	Preferred Equity - Preferred Equity	N/A	N/A	55,556 Shares	333	564	(9)(13)
	Warrants	N/A	N/A	33,333 Shares	135	170	(9)(13)
					10,374	10,709
PHS
PHS Buyer, Inc.	First Lien Secured Debt	6.25% (3M L+525, 1.00% Floor)	01/31/25	12,203	11,992	11,837	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	01/31/25	2,000	(34)	(60)	(8)(9) (21)(23)
					11,958	11,777
ProPharma
ProPharma Group Intermediate, LLC	First Lien Secured Debt	6.25% (1M L+575, 0.50% Floor)	07/12/23	€6,341	7,181	6,979
	First Lien Secured Debt	6.25% (1M L+575, 0.50% Floor)	07/12/23	£4,209	5,479	5,097
	First Lien Secured Debt	6.25% (1M L+575, 0.50% Floor)	07/12/23	11,329	11,253	11,103
	First Lien Secured Debt - Revolver	6.25% (1M L+575, 0.50% Floor)	07/12/23	551	551	540	(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	07/12/23	482	(7)	(10)	(8)(21) (23)
					24,457	23,709
PTC Therapeutics, Inc
PTC Therapeutics, Inc	First Lien Secured Debt	7.15% (1M L+615, 1.00% Floor)	05/01/21	5,806	5,799	5,990	(9)(17)
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (29)	Fair Value (1)(30)
Radius Health
Radius Health, Inc.	First Lien Secured Debt	7.75% (1M L+575, 2.00% Floor)	06/01/24	3,000	2,993	3,006	(9)(17)
	First Lien Secured Debt - Unfunded Revolver	0.00% Unfunded	06/01/24	2,000	(4)	—	(9)(17) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	06/01/24	13,500	—	—	(9)(17) (21)(23)
					2,989	3,006
RHA Health Services
Pace Health Companies, LLC	First Lien Secured Debt	5.50% (3M L+450, 1.00% Floor)	08/02/24	546	537	529	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/02/24	433	(8)	(13)	(8)(9) (21)(23)
	First Lien Secured Debt - Letter of Credit	4.50%	12/10/20	68	—	(2)	(8)(9) (23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	08/02/24	3,950	(33)	(122)	(8)(9) (21)(23)
					496	392
Rigel Pharmaceuticals
Rigel Pharmaceuticals, Inc.	First Lien Secured Debt	7.15% (1M L+565, 1.50% Floor)	09/01/24	6,000	5,998	5,958	(9)
RiteDose Holdings I, Inc.
RiteDose Holdings I, Inc.	First Lien Secured Debt	7.93% (3M L+650, 1.00% Floor)	09/13/23	14,625	14,369	14,382	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/13/23	2,000	(35)	(25)	(8)(9) (21)(23)
					14,334	14,357
Teladoc, Inc.
Teladoc, Inc.	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	07/14/20	1,317	(1)	—	(17)(21) (23)
	First Lien Secured Debt - Letter of Credit	7.25%	07/14/20	349	—	—	(17)(23)
					(1)	—
Wright Medical Group, Inc.
Wright Medical Group, Inc.	First Lien Secured Debt	8.85% (1M L+785, 1.00% Floor)	12/23/21	18,334	18,224	18,563	(9)(17)
	First Lien Secured Debt - Revolver	5.00% (1M L+425, 0.75% Floor)	12/23/21	21,000	21,000	21,157	(9)(17) (23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/23/21	37,333	(192)	—	(9)(17) (21)(23)
					39,032	39,720
Total Healthcare & Pharmaceuticals					$460,811	$451,523
High Tech Industries
Acronis AG
Acronis AG	First Lien Secured Debt	7.35% (1M L+585, 1.50% Floor)	12/18/24	$21,000	$20,906	$20,509	(9)(17)
American Megatrends
AMI US Holdings Inc.	First Lien Secured Debt	6.34% (6M L+525, 1.00% Floor)	04/01/25	21,817	21,471	21,315	(9)
	First Lien Secured Debt - Revolver	6.32% (6M L+525)	04/01/24	698	698	680	(9)(23)
	First Lien Secured Debt - Revolver	6.34% (6M L+525)	04/01/24	581	581	567	(9)(23)
	First Lien Secured Debt - Revolver	6.39% (3M L+525)	04/01/24	1,395	1,395	1,360	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/01/24	233	(44)	(6)	(8)(9) (21)(23)
					24,101	23,916
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (29)	Fair Value (1)(30)
Calero Holdings, Inc.
Telesoft Holdings, LLC	First Lien Secured Debt	7.00% (3M L+600, 1.00% Floor)	12/16/25	22,670	22,205	22,058
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/16/25	2,273	(47)	(61)	(8)(21) (23)
					22,158	21,997
ChargePoint
ChargePoint, Inc.	First Lien Secured Debt	7.80% (1M L+655, 1.25% Floor)	06/01/23	10,500	10,437	10,374	(9)
ChyronHego Corporation
ChyronHego Corporation	First Lien Secured Debt	7.15% (P+390)	03/09/20	34,753	31,182	31,625	(27)
	First Lien Secured Debt	7.93% (P+468)	03/09/20	3,725	3,725	3,651	(27)
	First Lien Secured Debt	7.93% (P+468)	03/09/20	34,579	34,410	28,009	(27)
	First Lien Secured Debt - Revolver	7.15% (P+390)	03/09/20	5,050	5,050	4,848	(23)(27)
	First Lien Secured Debt - Unfunded Revolver	0.375% Unfunded	03/09/20	700	(581)	(28)	(8)(21) (23)(27)
					73,786	68,105
Digital Reasoning
Digital Reasoning Systems, Inc.	First Lien Secured Debt	8.25% (1M L+625, 2.00% Floor)	08/01/24	3,750	3,725	3,732	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	08/01/24	1,250	(10)	(6)	(8)(9) (21)(23)
	Warrants	N/A	N/A	48,596 Shares	—	47	(9)(13) (28)
					3,715	3,773
FiscalNote
FiscalNote, Inc.	First Lien Secured Debt	9.00% (1M L+800, 1.00% Floor)	08/21/23	28,906	28,418	27,692	(9)
	First Lien Secured Debt - Revolver	9.00% (1M L+800, 1.00% Floor)	08/21/23	1,312	1,298	1,292	(9)(23)
	Preferred Equity - Series F Preferred Stock	N/A	N/A	259,565 Shares	1,500	1,500	(9)
					31,216	30,484
GoHealth
Norvax, LLC	First Lien Secured Debt	7.50% (3M L+650, 1.00% Floor)	09/15/25	31,579	30,894	30,383	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/13/24	3,182	(67)	(106)	(8)(9) (21)(23)
					30,827	30,277
International Cruise & Excursion Gallery, Inc.
International Cruise & Excursion Gallery, Inc.	First Lien Secured Debt	6.32% (6M L+525, 1.00% Floor)	06/06/25	14,700	14,491	13,258
LabVantage Solutions
LabVantage Solutions Inc.	First Lien Secured Debt	8.50% (1M L+750, 1.00% Floor)	12/29/20	8,313	8,286	8,313
LabVantage Solutions Limited	First Lien Secured Debt	8.50% (1M E+750, 1.00% Floor)	12/29/20	€9,079	9,738	10,197	(17)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/29/20	€3,435	(5)	—	(17)(21) (23)
					18,019	18,510
Magnitude Software
New Amsterdam Software BidCo LLC	First Lien Secured Debt	6.00% (3M L+500, 1.00% Floor)	05/01/26	6,847	6,733	6,574	(9)
	First Lien Secured Debt	6.00% (1M E+500, 1.00% Floor)	05/01/26	€736	811	793	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	05/01/26	2,250	(19)	(90)	(8)(9) (21)(23)
					7,525	7,277
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (29)	Fair Value (1)(30)
MYCOM
Magnate Holding Corp.	First Lien Secured Debt	7.32% (6M L+625, 0.50% Floor)	12/16/24	16,587	16,402	10,790	(9)(17)
	First Lien Secured Debt - Revolver	7.32% (6M L+625, 0.50% Floor)	12/14/23	1,025	1,025	667	(9)(17) (23)
	First Lien Secured Debt - Revolver	6.83% (6M L+625, 0.50% Floor)	12/14/23	666	666	433	(9)(17) (23)
	First Lien Secured Debt - Revolver	7.23% (6M L+625, 0.50% Floor)	12/14/23	999	999	650	(9)(17) (23)
	First Lien Secured Debt - Unfunded Revolver	1.75% Unfunded	12/14/23	500	(34)	(175)	(8)(9) (17)(21) (23)
	First Lien Secured Debt - Letter of Credit	6.25%	04/22/21	140	—	(49)	(8)(9) (17)(23)
					19,058	12,316
Omnitracs, LLC
Omnitracs, LLC	First Lien Secured Debt - Unfunded Revolver	0.38% Unfunded	03/23/23	3,750	(184)	(347)	(8)(21) (23)
Schlesinger Group
Schlesinger Global, LLC	First Lien Secured Debt	7.00% (3M L+600, 1.00% Floor)	07/12/25	9,942	9,710	9,663	(9)
Simeio
Simeio Group Holdings, Inc.	First Lien Secured Debt	6.75% (1M L+575, 1.00% Floor)	01/30/26	8,632	8,512	8,373	(9)
	First Lien Secured Debt - Revolver	8.00% (P+475)	01/30/26	577	577	559	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	01/30/26	1,154	(24)	(36)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.75% Unfunded	01/30/26	4,615	(32)	(143)	(8)(9) (21)(23)
					9,033	8,753
Sirsi Corporation
Sirsi Corporation	First Lien Secured Debt	5.75% (3M L+475, 1.00% Floor)	03/15/24	6,806	6,730	6,636	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/15/24	429	(5)	(11)	(8)(9) (21)(23)
					6,725	6,625
Springbrook
Springbrook Holding Company, LLC	First Lien Secured Debt	6.75% (3M L+575, 1.00% Floor)	12/23/26	9,829	9,673	9,632
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/23/26	1,463	(24)	(29)	(8)(21) (23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	12/23/26	3,658	(33)	(73)	(8)(21) (23)
					9,616	9,530
Telestream Holdings Corporation
Telestream Holdings Corporation	First Lien Secured Debt	7.61% (3M L +645, 1.00% Floor)	03/24/22	37,985	37,815	36,845	(18)
Total High Tech Industries					$348,954	$331,865
Hotel, Gaming, Leisure, Restaurants
Garden Fresh
GFRC Holdings LLC	First Lien Secured Debt	11.50% (1M L+1000 PIK, 1.50% Floor)	02/01/22	$2,570	$2,500	$—	(13)(14)
Total Hotel, Gaming, Leisure, Restaurants					$2,500	$—
Insurance
PGM Holdings Corporation
Turbo Buyer, Inc.	First Lien Secured Debt	6.95% (3M L+575, 1.00% Floor)	12/02/25	$14,017	$13,698	$13,679	(9)
	First Lien Secured Debt - Revolver	6.75% (6M L+575, 1.00% Floor)	12/02/25	923	902	901	(9)(23)
					14,600	14,580
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (29)	Fair Value (1)(30)
PIB Group
Ivy Finco Limited	First Lien Secured Debt	5.89% (6M GBPL+550)	06/07/25	£1,050	1,276	1,251	(9)(17)
	First Lien Secured Debt	6.23% (6M GBPL+550)	06/07/25	£14,891	18,597	17,745	(9)(17)
	First Lien Secured Debt - Unfunded Delayed Draw	1.50% Unfunded	06/07/25	£1,558	(125)	(69)	(8)(9) (17)(21) (23)
					19,748	18,927
Relation Insurance
AQ Sunshine, Inc.	First Lien Secured Debt	6.75% (6M L+575, 1.00% Floor)	04/15/25	17,613	17,389	17,068	(9)
	First Lien Secured Debt - Revolver	6.75% (6M L+575, 1.00% Floor)	04/15/24	588	588	573	(9)(23)
	First Lien Secured Debt - Revolver	6.82% (6M L+575, 1.00% Floor)	04/15/24	471	471	458	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/15/24	79	(18)	(2)	(8)(9) (21)(23)
	First Lien Secured Debt - Letter of Credit	5.75%	04/30/21	38	—	(1)	(8)(9) (23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	04/15/25	1,047	(75)	(32)	(8)(9) (21)(23)
					18,355	18,064
Total Insurance					$52,703	$51,571
Manufacturing, Capital Equipment
AVAD, LLC
AVAD Canada Ltd.	First Lien Secured Debt - Revolver	5.00% (1M L+400, 1.00% Floor)	10/02/23	$482	$482	$469	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	10/02/23	851	(13)	(23)	(8)(9) (21)(23)
AVAD, LLC	First Lien Secured Debt	8.75% (1M L+775, 1.00% Floor)	10/02/23	8,285	8,175	8,079	(9)
	First Lien Secured Debt - Revolver	5.00% (1M L+400, 1.00% Floor)	10/02/23	7,986	7,986	7,773	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	10/02/23	10,681	(204)	(284)	(8)(9) (21)(23)
					16,426	16,014
Kauffman
Kauffman Holdco, LLC	Common Equity - Common Stock	N/A	N/A	250,000 Shares	250	206	(9)(13)
Kauffman Intermediate, LLC	First Lien Secured Debt	7.50% (3M L+650, 1.00% Floor)	05/08/25	16,796	16,523	16,445	(9)
	First Lien Secured Debt - Revolver	7.50% (3M L+650, 1.00% Floor)	05/08/25	1,476	1,476	1,445	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	05/08/25	932	(41)	(20)	(8)(9) (21)(23)
	First Lien Secured Debt - Letter of Credit	6.50%	07/25/20	155	—	(3)	(8)(9) (23)
					18,208	18,073
MedPlast Holdings Inc.
MedPlast Holdings Inc.	Second Lien Secured Debt	7.93% (1M L+775)	07/02/26	8,000	7,940	7,457
Total Manufacturing, Capital Equipment					$42,574	$41,544
Media – Diversified & Production
New Wave Entertainment
NW Entertainment, Inc.	First Lien Secured Debt	8.00% (1M L+700, 1.00% Floor)	08/16/24	$23,400	$23,013	$22,464	(9)
	First Lien Secured Debt - Revolver	8.00% (1M L+700, 1.00% Floor)	08/16/24	3,000	2,951	2,874	(9)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	08/16/24	3,000	(49)	(120)	(8)(9) (21)(23)
					25,915	25,218
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (29)	Fair Value (1)(30)
Nitro World Entertainment
NWE OPCO LP	First Lien Secured Debt	8.50% (1M L+650, 2.00% Floor)	12/19/22	5,000	4,979	4,738	(9)
Sonar Entertainment
Sonar Entertainment, Inc.	First Lien Secured Debt	8.85% (1M L+760, 1.25% Floor)	11/15/21	7,756	7,693	7,620	(9)
	First Lien Secured Debt - Revolver	8.85% (1M L+760, 1.25% Floor)	11/15/21	3,336	3,336	3,278	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/15/21	19,494	(183)	(341)	(8)(9) (21)(23)
					10,846	10,557
Total Media – Diversified & Production					$41,740	$40,513
Metals & Mining
Magnetation, LLC
Magnetation, LLC	First Lien Secured Debt	9.91% (6M L+800 Cash (PIK Toggle))	12/31/19	$1,213	$581	$—	(13)(14) (26)
Total Metals & Mining					$581	$—
Retail
IPS
SI Holdings, Inc.	First Lien Secured Debt	7.00% (3M L+600, 1.00% Floor)	07/25/25	$31,562	$31,016	$30,217	(9)
	First Lien Secured Debt - Revolver	7.00% (3M L+600, 1.00% Floor)	07/25/24	1,365	1,365	1,315	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	07/25/24	2,048	(55)	(75)	(8)(9) (21)(23)
					32,326	31,457
Rapid Displays
Rapid Displays Acquisition Corporation	First Lien Secured Debt	6.00% (3M L+500, 1.00% Floor)	07/01/25	11,331	11,146	10,874	(9)
	First Lien Secured Debt - Revolver	7.25% (P+400)	07/01/25	577	577	552	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	07/01/25	1,731	(38)	(75)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	07/01/25	1,154	(14)	(47)	(8)(9) (21)(23)
					11,671	11,304
Total Retail					$43,997	$42,761
Telecommunications
IPC Corporation
IPC Corporation	First Lien Secured Debt	5.76% (3M L+500)	08/06/21	$10,000	$9,966	$8,972	(9)
IPC Information Systems UK Holdings Limited	First Lien Secured Debt	7.50% (3M L+650, 1.00% Floor)	08/06/21	1,405	1,366	1,317	(9)(17)
					11,332	10,289
Securus Technologies Holdings, Inc.
Securus Technologies Holdings, Inc.	Second Lien Secured Debt	9.25% (6M L+825, 1.00% Floor)	11/01/25	12,878	12,792	10,818
Total Telecommunications					$24,124	$21,107
Transportation – Cargo, Distribution
Dynamic Product Tankers (Prime), LLC
Dynamic Product Tankers, LLC (5)	First Lien Secured Debt	8.45% (3M L+700)	06/30/23	$42,000	$41,880	$42,000	(17)
	First Lien Secured Debt - Letters of Credit	2.25%	09/20/20 - 03/31/21	6,050	—	—	(17)(23)
	Common Equity - Class A Units	N/A	N/A	N/A	49,806	27,290	(13)(17) (24)(28)
					91,686	69,290
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (29)	Fair Value (1)(30)
Heniff and Superior
Heniff Holdco, LLC	First Lien Secured Debt	6.75% (3M L+575, 1.00% Floor)	12/03/26	30,997	30,418	29,537	(9)
	First Lien Secured Debt - Revolver	6.75% (3M L+575, 1.00% Floor)	12/03/24	1,635	1,635	1,576	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/03/24	1,935	(69)	(70)	(8)(9) (21)(23)
	First Lien Secured Debt - Letters of Credit	5.75%	02/05/21 - 02/06/21	355	—	(12)	(8)(9) (23)
					31,984	31,031
MSEA Tankers LLC
MSEA Tankers LLC (5)	Common Equity - Class A Units	N/A	N/A	N/A	60,691	58,357	(17)(25) (28)
Total Transportation – Cargo, Distribution					$184,361	$158,678
Wholesale
Banner Solutions
Banner Buyer, LLC	First Lien Secured Debt	6.75% (1M L+575, 1.00% Floor)	10/31/25	$104	$102	$101	(9)
	First Lien Secured Debt	6.75% (12M L+575, 1.00% Floor)	10/31/25	12,414	12,220	12,013	(9)
	First Lien Secured Debt - Revolver	6.75% (3M L+575, 1.00% Floor)	10/31/25	1,548	1,548	1,498	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	10/31/25	387	(30)	(13)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.75% Unfunded	10/31/25	5,484	(43)	(177)	(8)(9) (21)(23)
Banner Parent Holdings, Inc	Common Equity - Common Stock	N/A	N/A	5,000 Shares	500	434	(9)(13) (28)
Total Wholesale					$14,297	$13,856
Total Investments before Cash Equivalents					$2,990,863	$2,671,040
J.P. Morgan U.S. Government Money Market Fund				$35,255	$35,255	$35,255	(22)
Total Investments after Cash Equivalents					$3,026,118	$2,706,295	(6)(7)
____________________
(1)Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (See Note 2 to the financial statements).
(2)Preferred and ordinary shares in Solarplicity UK Holdings Limited are GBP denominated equity investments.
(3)Denotes investments in which the Company owns greater than 25% of the equity, where the governing documents of each entity preclude the Company from exercising a controlling influence over the management or policies of such entity. The Company does not have the right to elect or appoint more than 25% of the directors or another party has the right to elect or appoint more directors than the Company and has the right to appoint certain members of senior management. Therefore, the Company has determined that these entities are not controlled affiliates. As of June 30, 2020, we had a 100% equity ownership interest in Golden Bear 2016-R, LLC, a collateralized loan obligation, and 28% equity ownership interest in Carbonfree Chemicals SA LLC.
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2020
(In thousands, except share data)
(4)Denotes investments in which we are an “Affiliated Person,” as defined in the 1940 Act, due to holding the power to vote or owning 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of March 31, 2020 and June 30, 2020 along with transactions during the three months ended June 30, 2020 in these affiliated investments are as follows:

Name of Issuer	Fair Value at March 31, 2020	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at June 30, 2020	Net Realized Gains (Losses)	Interest/Dividend/Other Income
AIC SPV Holdings II, LLC, Preferred Stock	$442	$—	$—	$(6)	$436	$—	$26
AMP Solar Group, Inc., Class A Common Unit	8,736	—	—	299	9,035	—	—
Carbonfree Caustic SPE LLC, Term Loan	13,111	—	—	(5,611)	7,500	—	—
Carbonfree Chemicals SA LLC, Class B Units	—	—	—	—	—	—	—
Carbonfree Chemicals Holdings LLC, Common Equity / Interest	15,105	—	—	—	15,105	—	—
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC), Term Loan	4,389	—	—	(4,389)	—	—	8
Golden Bear 2016-R, LLC, Membership Interests	9,748	—	—	67	9,815	—	319
Pelican Energy, LLC, Membership Interests	2,411	—	—	—	2,411	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series B Preferred Stock	3,284	—	—	408	3,692	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series D Preferred Stock	2,101	—	—	117	2,218	—	—
Renew JV LLC, Membership Interests	914		(35)	113	992	—	—
	$60,241	$—	$(35)	$(9,002)	$51,204	$—	$353
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
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2020
(In thousands, except share data)

(5)Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Fair value as of March 31, 2020 and June 30, 2020 along with transactions during the three months ended June 30, 2020 in these controlled investments are as follows:

Name of Issuer	Fair Value at March 31, 2020	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at June 30, 2020	Net Realized Gains (Losses)	Interest/Dividend/Other Income
Majority Owned Company
Dynamic Product Tankers, LLC, Class A Units	$36,457	$—	$—	$(9,167)	$27,290	$—	$—
Dynamic Product Tankers, LLC, First Lien Term Loan	42,000	9	—	(9)	42,000	—	906
Dynamic Product Tankers, LLC, Letters of Credit	—	—	—	—	—	—	—
Merx Aviation Finance, LLC, Membership Interests	28,447	105,300	—	(4,266)	129,481	—	—
Merx Aviation Finance, LLC, Revolver	305,300	—	(105,300)	—	200,000	—	4,986
Merx Aviation Finance, LLC, Letters of Credit	—	—	—	—	—	—	—
MSEA Tankers LLC, Class A Units	59,735	—	(1,259)	(119)	58,357	—	800
Controlled Company
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Second Lien Term Loan	14,711	—	—	(3,219)	11,492	—	—
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Common Stock	—	—	—	—	—	—	—
SHD Oil & Gas, LLC, Tranche A Note	22,495	—	—	(490)	22,005	—	—
SHD Oil & Gas, LLC, Tranche B Note	—	—	—	—	—	—	—
SHD Oil & Gas, LLC, Tranche C Note	24,720	728	—	22	25,470	—	728
	$533,865	$106,037	$(106,559)	$(17,248)	$516,095	$—	$7,420
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
 As of June 30, 2020, the Company had a 85%, 47%, 100%, 98% and 38% equity ownership interest in Dynamic Product Tankers, LLC; Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.); Merx Aviation Finance, LLC; MSEA Tankers, LLC; and SHD Oil & Gas, LLC (f/k/a Spotted Hawk Development LLC), respectively.
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2020
(In thousands, except share data)

(6)Aggregate gross unrealized gain and loss for federal income tax purposes is $44,496 and $415,711, respectively. Net unrealized loss is $371,214 based on a tax cost of $3,077,509.
(7)Substantially all securities are pledged as collateral to our multi-currency revolving credit facility (the “Senior Secured Facility” as defined in Note 6 to the financial statements). As such, these securities are not available as collateral to our general creditors.
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
(16)AIC Spotted Hawk Holdings, LLC, AIC SHD Holdings, LLC and AIC Pelican Holdings, LLC are wholly-owned special purpose vehicles which only hold equity investments of the underlying portfolio companies and have no other significant assets or liabilities. AIC Spotted Hawk Holdings, LLC and AIC SHD Holdings, LLC hold equity investments in SHD Oil & Gas, LLC. AIC Pelican Holdings, LLC holds an equity investment in Pelican Energy, LLC.
(17)Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of June 30, 2020, non-qualifying assets represented approximately 18.18% of the total assets of the Company.
(18)In addition to the interest earned based on the stated rate of this loan, the Company may be entitled to receive additional interest as a result of its arrangement with other lenders in a syndication.
(19)The Company holds some warrants for this investment as part of the restructuring of the underlying portfolio company. The warrants have no cost and no fair value as of June 30, 2020.
(20)Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread. The borrower has an option to choose the benchmark rate, such as the London Interbank Offered Rate (“LIBOR”), the Euro Interbank Offered Rate (“EURIBOR”), the federal funds rate or the prime rate. The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates (1M L, 2M L, 3M L or 6M L, respectively), and EURIBOR loans are typically indexed to 90-day EURIBOR rates (3M E), at the borrower’s option. LIBOR and EURIBOR loans may be subject to interest floors. As of June 30, 2020, rates for 1M L, 2M L, 3M L, 6M L, 1M E, 3M E, 1M BBSW, 3M BBSW, 3M GBP L, 1M E L and Prime are 0.16%, 0.23%, 0.30%, 0.37%, (0.51%), (0.42%), 0.09%, 0.10%, 0.14%, (0.48%) and 3.25%, respectively.
(21)The rates associated with these undrawn committed revolvers and delayed draw term loans represent rates for commitment and unused fees.
(22)This security is included in the Cash and Cash Equivalents on the Statements of Assets and Liabilities.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2020
(In thousands, except share data)
(23)As of June 30, 2020, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 8 to the financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit	Undrawn Commitment
A&V Holdings Midco, LLC	$1,505	$—	$—	$1,505
Altasciences US Acquistion, Inc.	1,425	1,418	—	7
Amerivet Partners Management, Inc.	8,291	524	—	7,767
AMI US Holdings Inc.	2,907	2,674	—	233
Analogic Corporation	1,826	—	—	1,826
AQ Sunshine, Inc.	2,223	1,059	38	1,126
AVAD Canada Ltd.	1,333	482	—	851
AVAD, LLC	18,667	7,986	—	10,681
AVG Intermediate Holdings LLC	1,466	—	—	1,466
Banner Buyer, LLC	7,419	1,548	—	5,871
BIG Buyer, LLC	1,806	602	—	1,204
BK Medical Holding Company, Inc.	783	—	—	783
Cerus Corporation	9,500	449	—	9,051
ChyronHego Corporation	5,750	5,050	—	700
Claritas, LLC	1,032	748	—	284
Compu-Link Corporation	2,273	—	—	2,273
Continuum Global Solutions, LLC	20,000	2,851	—	17,149
Digital Reasoning Systems, Inc.	1,250	—	—	1,250
Dispatch Acquisition Holdings, LLC	8,360	2,137	—	6,223
Dynamic Product Tankers, LLC	6,050	—	6,050	—
Eagle Foods Family Group, LLC	3,751	1,334	—	2,417
Education Personnel*	1,817	1,817	—	—
EHL Merger Sub, LLC	4,155	1,662	—	2,493
Eldrickco Limited*	5,358	426	—	4,932
Erickson Inc	39,000	32,479	2,247	4,274
Exeter Property Group, LLC	192	—	—	192
First Heritage Credit, LLC	13,500	549	—	12,951
FiscalNote, Inc.	1,312	1,312	—	—
Flock SPV I, LLC	6,933	1,198	—	5,735
Florida Food Products, LLC	1,712	1,712	—	—
FPG Services, LLC	7,368	2,105	—	5,263
GB001, Inc.	24,000	—	—	24,000
Genesis Healthcare, Inc.	68,479	—	—	68,479
Gutter Buyer, Inc.	4,772	—	—	4,772
Heniff Holdco, LLC	3,925	1,635	355	1,935
HSI Halo Acquisition, Inc.	2,200	677	—	1,523
IM Acquirer LLC	289	289	—	—
Ivy Finco Limited*	1,925	—	—	1,925
Jacent Strategic Merchandising	3,500	2,567	—	933
JF Acquisition, LLC	1,569	628	—	941
Kauffman Intermediate, LLC	2,563	1,476	155	932
KDC US Holdings*	6,022	3,323	154	2,545
Kindeva Drug Delivery L.P.	167	—	—	167
Kure Pain Holdings, Inc.	2,654	1,327	—	1,327
LabVantage Solutions Limited*	3,858	—	—	3,858
Lifelong Learner Holdings, LLC	5,373	1,039	—	4,334
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2020
(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit	Undrawn Commitment
Lion Cashmere Midco Limited*	3,396	1,332	—	2,064
Liqui-Box Holdings, Inc.*	3,565	2,136	78	1,351
Magnate Holding Corp.	3,330	2,690	140	500
Mannkind Corporation	8,667	—	—	8,667
Margaux Acquisition Inc.	2,482	1,601	—	881
Margaux UK Finance Limited*	669	664	—	5
Marlin DTC-LS Midco 2, LLC	685	—	—	685
Maxor National Pharmacy Services, LLC	1,558	779	—	779
Medical Guardian, LLC	5,714	381	—	5,333
Merx Aviation Finance, LLC	200,177	200,000	177	—
Nemo (BC) Bidco Pty Ltd*	160	—	—	160
New Amsterdam Software BidCo LLC*	2,250	—	—	2,250
Newscycle Solutions, Inc.	500	500	—	—
Norvax, LLC	3,182	—	—	3,182
NW Entertainment, Inc.	6,000	3,000	—	3,000
Olaplex, Inc.	3,800	3,800	—	—
Omnitracs, LLC	3,750	—	—	3,750
Orchard Therapeutics plc	16,667	—	—	16,667
Ortega National Parks, LLC	8,251	2,049	—	6,202
Pace Health Companies, LLC	4,451	—	68	4,383
Paper Source, Inc.	3,081	3,081	—	—
PHS Buyer, Inc.	2,000	—	—	2,000
PrimeFlight Aviation Services, Inc.	2,842	—	—	2,842
Project Comfort Buyer, Inc.	5,769	—	—	5,769
ProPharma Group Intermediate, LLC*	1,033	551	—	482
Protein For Pets Opco, LLC	2,219	—	—	2,219
Purchasing Power Funding I, LLC	9,113	7,133	—	1,980
RA Outdoors, LLC	1,200	—	—	1,200
Radius Health, Inc.	15,500	—	—	15,500
Rapid Displays Acquisition Corporation	3,462	577	—	2,885
RiteDose Holdings I, Inc.	2,000	—	—	2,000
Royton Bidco Limited*	4,397	—	—	4,397
SI Holdings, Inc.	3,413	1,365	—	2,048
Simeio Group Holdings, Inc.	6,346	577	—	5,769
Simplifi Holdings, Inc.	2,400	1,200	—	1,200
Sirsi Corporation	429	—	—	429
Soliant Holdings, LLC	1,936	—	—	1,936
Sonar Entertainment, Inc.	22,830	3,336	—	19,494
Springbrook Holding Company, LLC	5,121	—	—	5,121
SSCP Spring Bidco Limited*	1,353	—	—	1,353
Teladoc, Inc.	1,666	—	349	1,317
Telesoft Holdings, LLC	2,273	—	—	2,273
Ten-X, LLC	4,680	4,680	—	—
TGG TS Acquisition Company	1,750	—	—	1,750
The Emmes Company, LLC	2,449	—	—	2,449
THLP CO. LLC	7,303	—	—	7,303
Tidewater Consumer Receivables, LLC	1,667	—	—	1,667
TNT Crust LLC	3,252	260	—	2,992
TricorBraun Holdings, Inc.	5,625	3,750	—	1,875
Truck-Lite Co., LLC	6,759	1,090	94	5,575
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2020
(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit	Undrawn Commitment
Turbo Buyer, Inc.	923	923	—	—
U.S. Auto Finance, Inc.	20,000	13,605	—	6,395
USLS Acquisition, Inc.	1,608	1,522	86	—
Vertafore, Inc.	15,000	—	424	14,576
Westfall Technik, Inc.	14,848	2,019	—	12,829
Wildcat BuyerCo, Inc.	2,754	232	8	2,514
Wright Medical Group, Inc.	58,333	21,000	—	37,333
Total Commitments	$846,848	$370,916	$10,423	$465,509
____________________
* These investments are in a foreign currency and the total commitment has been converted to USD using the June 30, 2020 exchange rate.
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2020
(In thousands, except share data)
(24)As of June 30, 2020, Dynamic Product Tankers, LLC had various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-3 units which are identical except that Class A-1 unit is voting and Class A-3 unit is non-voting. The units entitle the Company to appoint three out of five managers to the board of managers.
(25)As of June 30, 2020, MSEA Tankers, LLC had various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-2 units which are identical except that Class A-1 unit is voting and Class A-2 unit is non-voting. The units entitle the Company to appoint two out of three managers to the board of managers.
(26)This investment has matured but is still held for any potential future cash proceeds. No value has been attributed to these future recoveries.
(27)The maturity date for these investments are expected to be extended past June 30, 2020. The final terms of the extension are still under negotiation between the Company and the respective portfolio company.
(28)Securities that are exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2020 the aggregate fair value of these securities is $261,851 or 26% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

Name of Issuer	Investment Type	Acquisition Date
AIC SPV Holdings II, LLC	Preferred Equity - Preferred Stock	6/1/2017
Amerivet Partners Parent LP	Common Equity - Class D Partnership Units	3/6/2020
AMP Solar Group, Inc.	Common Equity - Class A Common Unit	11/25/2014
Banner Parent Holdings, Inc	Common Equity - Common Stock	10/31/2019
Butterfly Fighter Co-Invest, L.P.	Common Equity - Membership Interests	11/22/2019
Carbonfree Chemicals Holdings LLC	Common Equity - Common Equity / Interest	11/19/2019
Carbonfree Chemicals SA LLC	Common Equity - Class B Units	11/19/2019
Clearway Corporation (f/k/a NP/Clearway Holdings, Inc.)	Common Equity - Common Stock	8/27/2019
Digital Reasoning Systems, Inc.	Warrants	12/2/2019
Dynamic Product Tankers, LLC	Common Equity - Class A Units	4/3/2015
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	Common Equity - Common Stock	3/29/2016
Golden Bear 2016-R, LLC	Structured Products and Other - Membership Interests	11/30/2016
HSI Halo Acquisition, Inc.	Common Equity - Common Stock	10/4/2019
JSM Equity Investors, L.P.	Preferred Equity - Class P Partnership Units	6/30/2020
Merx Aviation Finance, LLC	Common Equity - Membership Interests	5/22/2013
MSEA Tankers LLC	Common Equity - Class A Units	12/12/2014
Pelican Energy, LLC	Common Equity - Membership Interests	2/16/2016
Renew Financial LLC (f/k/a Renewable Funding, LLC)	Preferred Equity - Series B Preferred Stock	4/9/2014
Renew Financial LLC (f/k/a Renewable Funding, LLC)	Preferred Equity - Series D Preferred Stock	10/1/2015
Renew JV LLC (4)	Common Equity - Membership Interests	3/20/2017
SHD Oil & Gas, LLC	Common Equity - Series A Units	11/18/2016
Soliant Health, Inc.	Common Equity - Membership Interests	12/31/2019
TL Lighting Holdings, LLC	Common Equity - Equity	12/13/2019
Wildcat Parent LP	Common Equity - Common Stock	2/27/2020
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2020
(In thousands, except share data)
(29)The following shows the composition of the Company’s portfolio at cost by control designation, investment type and industry as of June 30, 2020:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Non-Controlled/Non-Affiliated Investments
Advertising, Printing & Publishing	$39,274	$5,505	$—	$—	$—	$—	$—	$44,779
Aerospace & Defense	32,302	—	—	—	—	—	—	32,302
Automotive	34,346	23,504	—	—	—	2,064	—	59,914
Aviation and Consumer Transport	14,456	—	—	—	—	—	—	14,456
Beverage, Food & Tobacco	97,889	—	—	—	—	2,199	—	100,088
Business Services	219,004	141,182	—	—	89	1,432	—	361,707
Chemicals, Plastics & Rubber	17,556	14,516	—	—	—	—	—	32,072
Construction & Building	26,345		—	—	—	500	—	26,845
Consumer Goods – Durable	77,755	21,704	—	—	462	107	—	100,028
Consumer Goods – Non-durable	78,872	12,887	—	—	—	—	—	91,759
Consumer Services	109,519	14,961	—	—	—	—	—	124,480
Containers, Packaging & Glass	3,607	—	—	—	—	—	—	3,607
Diversified Investment Vehicles, Banking, Finance, Real Estate	54,650	—	—	—	—	—	—	54,650
Education	34,631	—	—	—	—	—	—	34,631
Energy – Electricity	7,637	—	—	—	5,861	4	—	13,502
Environmental Industries	31,698	—	—	—	—	—	—	31,698
Food & Grocery	9,569	—	—	—	—	—	—	9,569
Healthcare & Pharmaceuticals	397,947	61,332	—	—	333	1,064	135	460,811
High Tech Industries	347,454	—	—	—	1,500	—	—	348,954
Hotel, Gaming, Leisure, Restaurants	2,500	—	—	—	—	—	—	2,500
Insurance	52,703	—	—	—	—	—	—	52,703
Manufacturing, Capital Equipment	34,384	7,940	—	—	—	250	—	42,574
Media – Diversified & Production	41,740	—	—	—	—	—	—	41,740
Metals & Mining	581	—	—	—	—	—	—	581
Retail	43,997	—	—	—	—	—	—	43,997
Telecommunications	11,332	12,792	—	—	—	—	—	24,124
Transportation – Cargo, Distribution	31,984	—	—	—	—	—	—	31,984
Wholesale	13,797	—	—	—	—	500	—	14,297
Total Non-Controlled/ Non-Affiliated Investments	$1,867,529	$316,323	$—	$—	$8,245	$8,120	$135	$2,200,352
Non-Controlled/Affiliated Investments
Chemicals, Plastics & Rubber	$30,168	$—	$—	$—	$—	$46,289	$—	$76,457
Diversified Investment Vehicles, Banking, Finance, Real Estate	—	—	—	16,729	—	—	—	16,729
Energy – Electricity	—	—	—	—	14,445	10,860	—	25,305
Energy – Oil & Gas	—	—	—	—	—	16,822	—	16,822
Total Non-Controlled/Affiliated Investments	$30,168	$—	$—	$16,729	$14,445	$73,971	$—	$135,313
Controlled Investments
Aviation and Consumer Transport	$200,000	$—	$—	$—	$—	$120,300	$—	$320,300
Energy – Oil & Gas	114,106	36,926	—	—	—	31,489	—	182,521
Transportation – Cargo, Distribution	41,880	—	—	—	—	110,497	—	152,377
Total Controlled Investments	$355,986	$36,926	$—	$—	$—	$262,286	$—	$655,198
Total	$2,253,683	$353,249	$—	$16,729	$22,690	$344,377	$135	$2,990,863

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2020
(In thousands, except share data)
(30)The following shows the composition of the Company’s portfolio at fair value by control designation, investment type and industry as of June 30, 2020:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Non-Controlled / Non-Affiliated Investments
Advertising, Printing & Publishing	$38,401	$4,307	$—	$—	$—	$—	$—	$42,708	4.3%
Aerospace & Defense	31,602		—	—	—	—	—	31,602	3.2%
Automotive	33,549	21,388	—	—	—	321	—	55,258	5.5%
Aviation and Consumer Transport	14,070	—	—	—	—	—	—	14,070	1.4%
Beverage, Food & Tobacco	97,332	—	—	—	—	2,479	—	99,811	10.0%
Business Services	212,194	133,478	—	—	89	1,032	—	346,793	34.7%
Chemicals, Plastics & Rubber	16,789	15,093	—	—	—	—	—	31,882	3.2%
Construction & Building	25,868	—	—	—	—	684	—	26,552	2.6%
Consumer Goods – Durable	64,095	20,679	—	—	221	537	—	85,532	8.6%
Consumer Goods – Non-durable	77,089	12,297	—	—	—	—	—	89,386	9.0%
Consumer Services	104,900	14,513	—	—	—	—	—	119,413	12.0%
Containers, Packaging & Glass	3,712	—	—	—	—	—	—	3,712	0.4%
Diversified Investment Vehicles, Banking, Finance, Real Estate	53,775	—	—	—	—	—	—	53,775	5.4%
Education	34,663	—	—	—		—	—	34,663	3.5%
Energy – Electricity	2,539	—	—	—	—	—	—	2,539	0.2%
Environmental Industries	30,820	—	—	—	—	—	—	30,820	3.1%
Food & Grocery	9,454	—	—	—	—	—	—	9,454	0.9%
Healthcare & Pharmaceuticals	392,107	57,589	—	—	564	1,093	170	451,523	45.2%
High Tech Industries	330,318	—	—	—	1,500	—	47	331,865	33.2%
Hotel, Gaming, Leisure, Restaurants	—	—	—	—	—	—	—	—	—%
Insurance	51,571	—	—	—	—	—	—	51,571	5.2%
Manufacturing, Capital Equipment	33,881	7,457	—	—	—	206	—	41,544	4.2%
Media – Diversified & Production	40,513	—	—	—	—	—	—	40,513	4.0%
Metals & Mining	—	—			—	—	—	—	—%
Retail	42,761	—	—	—	—	—	—	42,761	4.3%
Telecommunications	10,289	10,818	—	—	—	—	—	21,107	2.1%
Transportation – Cargo, Distribution	31,031	—	—	—	—	—	—	31,031	3.1%
Wholesale	13,422	—	—	—	—	434	—	13,856	1.4%
Total Non-Controlled / Non-Affiliated Investments	$1,796,745	$297,619	$—	$—	$2,374	$6,786	$217	$2,103,741	210.7%
% of Net Assets	180.0%	29.8%	—%	—%	0.2%	0.7%	0.0%	210.7%
Non-Controlled / Affiliated Investments
Chemicals, Plastics & Rubber	$7,500	$—	$—	$—	$—	$15,105	$—	$22,605	2.3%
Diversified Investment Vehicles, Banking, Finance, Real Estate	—	—	—	9,815	—	—	—	9,815	1.0%
Energy – Electricity					6,346	10,027		16,373	1.7%
Energy – Oil & Gas	—	—	—	—	—	2,411	—	2,411	0.2%
Total Non-Controlled / Affiliated Investments	$7,500	$—	$—	$9,815	$6,346	$27,543	$—	$51,204	5.2%
% of Net Assets	0.8%	—%	—%	1.0%	0.6%	2.8%	—%	5.2%
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2020
(In thousands, except share data)

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Controlled Investments
Aviation and Consumer Transport	$200,000	$—	$—	$—	$—	$129,481	$—	$329,481	33.1%
Energy – Oil & Gas	47,475	11,492	—	—	—	—	—	58,967	5.9%
Transportation – Cargo, Distribution	42,000	—	—	—	—	85,647	—	127,647	12.8%
Total Controlled Investments	$289,475	$11,492	$—	$—	$—	$215,128	$—	$516,095	51.8%
% of Net Assets	29.0%	1.2%	—%	—%	—%	21.6%	—%	51.8%
Total	$2,093,720	$309,111	$—	$9,815	$8,720	$249,457	$217	$2,671,040	267.7%
% of Net Assets	209.8%	31.0%	—%	1.0%	0.8%	25.1%	0.0%	267.7%
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
June 30, 2020
(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of June 30, 2020
Healthcare & Pharmaceuticals	16.9%
Business Services	13.0%
Aviation and Consumer Transport	12.9%
High Tech Industries	12.4%
Transportation – Cargo, Distribution	5.9%
Consumer Services	4.5%
Beverage, Food & Tobacco	3.7%
Consumer Goods – Non-durable	3.3%
Consumer Goods – Durable	3.2%
Diversified Investment Vehicles, Banking, Finance, Real Estate	2.4%
Energy – Oil & Gas	2.3%
Automotive	2.1%
Chemicals, Plastics & Rubber	2.0%
Insurance	1.9%
Retail	1.6%
Advertising, Printing & Publishing	1.6%
Manufacturing, Capital Equipment	1.6%
Media – Diversified & Production	1.5%
Education	1.3%
Aerospace & Defense	1.2%
Environmental Industries	1.2%
Construction & Building	1.0%
Telecommunications	0.8%
Energy – Electricity	0.7%
Wholesale	0.5%
Food & Grocery	0.4%
Containers, Packaging & Glass	0.1%
Hotel, Gaming, Leisure, Restaurants	0.0%
Metals & Mining	0.0%
Total Investments	100.0%
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (29)	Fair Value (1) (30)
Advertising, Printing & Publishing
Learfield Communications
A-L Parent LLC	Second Lien Secured Debt	8.25% (1M L+725, 1.00% Floor)	12/02/24	$5,536	$5,503	$4,882
Simplifi Holdings, Inc.
Simplifi Holdings, Inc.	First Lien Secured Debt	7.20% (3M L+575, 1.00% Floor)	08/02/25	38,829	38,188	37,164	(9)
	First Lien Secured Debt - Revolver	7.20% (1M L+575, 1.00% Floor)	08/02/25	1,200	1,200	1,148	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/02/25	1,200	(49)	(51)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	08/02/25	6,091	(57)	(187)	(8)(9) (21)(23)
					39,282	38,074
Total Advertising, Printing & Publishing					$44,785	$42,956
Aerospace & Defense
Erickson Inc
Erickson Inc	First Lien Secured Debt - Revolver	9.41% (3M L+750, 1.50% Floor)	04/28/22	$31,812	$31,812	$31,096	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/28/22	7,425	(233)	(167)	(8)(9) (21)(23)
	First Lien Secured Debt - Letters of Credit	7.50%	04/30/20 - 07/15/22	1,263	—	(27)	(8)(9) (23)
					31,579	30,902
PAE Holding Corporation
PAE Holding Corporation	Second Lien Secured Debt	10.50% (1M L+950, 1.00% Floor)	10/20/23	13,637	13,462	12,353
Total Aerospace & Defense					$45,041	$43,255
Automotive
Accelerate Parent Corp. (American Tire)
Accelerate Parent Corp.	Common Equity/Interests - Common Stock	N/A	N/A	1,664,046 Shares	1,714	250	(13)(19)
Arlington
Arlington Industries Group Limited	First Lien Secured Debt	5.75% (1M E+525, 0.50% Floor)	03/29/24	€3,189	3,572	3,309	(9)(17)
	First Lien Secured Debt	5.87% (1M GBPL+525, 0.50% Floor)	03/29/24	£7,818	9,972	9,204	(9)(17)
	First Lien Secured Debt - Unfunded Revolver	1.25% Unfunded	03/29/24	£2,700	(57)	(191)	(8)(9) (17)(21) (23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	03/29/24	£1,300	(28)	(77)	(8)(9) (17)(21) (23)
					13,459	12,245
Crowne Automotive
Vari-Form Group, LLC	First Lien Secured Debt	L+11.00% (7.00% Cash plus 4.00% PIK)	02/02/23	5,859	937	762	(9)(13) (14)
Vari-Form Inc.	First Lien Secured Debt	L+11.00% (7.00% Cash plus 4.00% PIK)	02/02/23	2,110	391	274	(9)(13) (14)
					1,328	1,036
K&N Parent, Inc.
K&N Parent, Inc.	Second Lien Secured Debt	9.82% (3M L+875, 1.00% Floor)	10/21/24	23,765	23,489	22,220
Truck-Lite Co., LLC
Truck-Lite Co., LLC	First Lien Secured Debt	7.32% (6M L+625, 1.00% Floor)	12/14/26	25,148	24,573	24,446	(9)
	First Lien Secured Debt - Revolver	7.25% (1M L+625, 1.00% Floor)	12/13/24	1,308	1,308	1,277	(9)(23)
	First Lien Secured Debt - Revolver	7.32% (6M L+625, 1.00% Floor)	12/13/24	654	654	638	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/13/24	1,005	(67)	(24)	(8)(9) (21)(23)
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (29)	Fair Value (1) (30)
	First Lien Secured Debt - Letters of Credit	7.25%	11/30/20 - 12/21/20	85	—	(2)	(8)(9) (23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	12/14/26	3,707	(84)	(103)	(8)(9) (21)(23)
TL Lighting Holdings, LLC	Common Equity/Interests - Class A Common Units	N/A	N/A	350 Shares	350	241	(9)(13)
					26,734	26,473
Total Automotive					$66,724	$62,224
Aviation and Consumer Transport
Merx Aviation Finance, LLC
Merx Aviation Finance, LLC (5)	First Lien Secured Debt - Revolver	12.00%	10/31/23	$305,300	$305,300	$305,300	(23)
	First Lien Secured Debt - Letter of Credit	2.25%	07/13/20	177	—	—	(23)
	Common Equity/Interests - Membership Interests	N/A	N/A	N/A	15,000	28,447
					320,300	333,747
PrimeFlight
PrimeFlight Aviation Services, Inc.	First Lien Secured Debt	6.50% (1M L+550, 1.00% Floor)	05/09/24	13,367	13,184	12,790	(9)
	First Lien Secured Debt	7.02% (1M L+550, 1.00% Floor)	05/09/24	1,375	1,362	1,316	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	05/09/24	2,842	(85)	(122)	(8)(9) (21)(23)
					14,461	13,984
Total Aviation and Consumer Transport					$334,761	$347,731
Beverage, Food & Tobacco
Bolthouse Farms
Wm. Bolthouse Farms, Inc.	Common Equity/Interests - Common Stock	N/A	N/A	1,000,000 Shares	$1,000	$940	(13)
Eagle Foods
Eagle Foods Family Group, LLC	First Lien Secured Debt	8.68% (6M L+675, 1.00% Floor)	06/14/24	$24,562	24,369	23,703	(9)
	First Lien Secured Debt - Revolver	7.75% (1M L+675, 1.00% Floor)	06/14/23	167	167	161	(9)(23)
	First Lien Secured Debt - Revolver	7.75% (3M L+675, 1.00% Floor)	06/14/23	333	333	322	(9)(23)
	First Lien Secured Debt - Revolver	7.95% (3M L+675, 1.00% Floor)	06/14/23	167	167	161	(9)(23)
	First Lien Secured Debt - Revolver	8.36% (6M L+675, 1.00% Floor)	06/14/23	667	667	643	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/14/23	2,417	(27)	(85)	(8)(9) (21)(23)
					25,676	24,905
Florida Food Products, Inc.
Florida Food Products, Inc.	First Lien Secured Debt	8.20% (3M L+675, 1.00% Floor)	09/08/25	22,938	22,492	22,594	(9)
Florida Food Products, LLC	First Lien Secured Debt - Revolver	7.75% (1M L+675, 1.00% Floor)	09/06/23	240	240	236	(9)(23)
	First Lien Secured Debt - Revolver	8.20% (3M L+675, 1.00% Floor)	09/06/23	1,473	1,443	1,450	(9)(23)
					24,175	24,280
Orgain, Inc.
Butterfly Fighter Co-Invest, L.P.	Common Equity/Interests - Membership Interests	N/A	N/A	1,000,000 Shares	1,000	1,000	(13)
TNT Crust LLC
TNT Crust LLC	First Lien Secured Debt	7.75% (1M L+675, 1.00% Floor)	11/06/23	20,618	20,318	20,102	(9)
	First Lien Secured Debt	8.01% (1M L+675, 1.00% Floor)	11/06/23	4,878	4,785	4,756	(9)
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (29)	Fair Value (1) (30)
	First Lien Secured Debt - Revolver	7.75% (1M L+675, 1.00% Floor)	11/06/23	748	748	729	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/06/23	2,504	(50)	(63)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	11/06/23	976	(43)	(24)	(8)(9) (21)(23)
	Common Equity/Interests - Series A Units	N/A	N/A	244 Shares	30	275	(9)(13)
					25,788	25,775
Turkey Hill
IC Holdings LLC	Common Equity/Interests - Series A Units	N/A	N/A	169 Shares	169	153	(9)(13)
THLP CO. LLC	First Lien Secured Debt	6.50% (1M L+550, 1.00% Floor)	05/30/25	19,562	19,225	19,268	(9)
	First Lien Secured Debt - Revolver	7.75% (P+450)	05/31/24	2,247	2,247	2,213	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	05/31/24	2,247	(75)	(34)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	05/30/25	5,618	(33)	(84)	(8)(9) (21)(23)
					21,533	21,516
Total Beverage, Food & Tobacco					$99,172	$98,416
Business Services
Access Information
Access CIG, LLC	Second Lien Secured Debt	9.53% (3M L+775)	02/27/26	$15,900	$15,789	$15,299
Ambrosia Buyer Corp.
Ambrosia Buyer Corp.	Second Lien Secured Debt	9.08% (3M L+800, 1.00% Floor)	08/28/25	21,429	21,066	17,751
Claritas
Claritas, LLC	First Lien Secured Debt	7.45% (3M L+600, 1.00% Floor)	12/21/23	3,845	3,815	3,787	(9)
	First Lien Secured Debt - Revolver	7.00% (1M L+600, 1.00% Floor)	12/21/23	619	619	609	(9)(23)
	First Lien Secured Debt - Revolver	7.26% (1M L+600, 1.00% Floor)	12/21/23	129	129	127	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/21/23	284	(8)	(4)	(8)(9) (21)(23)
					4,555	4,519
Continuum
Continuum Global Solutions, LLC	First Lien Secured Debt - Revolver	7.08% (1M L+550, 1.00% Floor)	02/15/22	8,791	8,791	8,527	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	02/15/22	11,209	(304)	(336)	(8)(9) (21)(23)
	Preferred Equity - Preferred Stock	N/A	N/A	775 Shares	78	78	(9)(13)
					8,565	8,269
CT Technologies Intermediate Holdings, Inc
CT Technologies Intermediate Holdings, Inc	Second Lien Secured Debt	10.45% (3M L+900, 1.00% Floor)	12/01/22	31,253	30,803	27,815	(9)
Education Personnel
Education Personnel	First Lien Secured Debt	5.42% (3M GBPL+475, 0.50% Floor)	08/31/24	£4,076	5,190	4,790	(9)(17)
	First Lien Secured Debt - Revolver	5.42% (3M GBPL+475, 0.50% Floor)	08/31/24	£1,471	1,873	1,727	(9)(17) (23)
					7,063	6,517
Electro Rent Corporation
Electro Rent Corporation	Second Lien Secured Debt	10.64% (3M L+900, 1.00% Floor)	01/31/25	34,235	33,546	33,208	(9)
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (29)	Fair Value (1) (30)
Elo Touch
TGG TS Acquisition Company	First Lien Secured Debt - Revolver	7.40% (3M L+650)	12/14/23	500	500	480	(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/14/23	1,250	—	(50)	(8)(21) (23)
					500	430
Ensemble Health
EHL Merger Sub, LLC	First Lien Secured Debt - Revolver	6.00% (P+275)	08/01/24	1,662	1,662	1,512	(23)
	First Lien Secured Debt - Unfunded Revolver	0.25% Unfunded	08/01/24	2,493	(330)	(224)	(8)(21) (23)
					1,332	1,288
Jacent
Jacent Strategic Merchandising	First Lien Secured Debt	7.36% (3M L+575, 1.00% Floor)	04/23/24	22,579	22,304	21,315	(9)
	First Lien Secured Debt - Revolver	7.36% (3M L+575, 1.00% Floor)	04/23/24	1,400	1,400	1,320	(9)(23)
	First Lien Secured Debt - Revolver	6.82% (3M L+575, 1.00% Floor)	04/23/24	467	467	440	(9)(23)
	First Lien Secured Debt - Revolver	7.53% (3M L+575, 1.00% Floor)	04/23/24	700	700	660	(9)(23)
	First Lien Secured Debt - Revolver	6.75% (3M L+575, 1.00% Floor)	04/23/24	933	891	880	(9)(23)
	Common Equity - Common Stock	N/A	N/A	5,000 Shares	500	204	(9)(13)
					26,262	24,819
Jones & Frank
JF Acquisition, LLC	First Lien Secured Debt	6.77% (3M L+550, 1.00% Floor)	07/31/24	5,272	5,179	5,087	(9)
	First Lien Secured Debt	7.28% (3M L+550, 1.00% Floor)	07/31/24	8,118	7,977	7,832	(9)
	First Lien Secured Debt - Revolver	6.50% (1M L+550, 1.00% Floor)	07/31/24	628	600	605	(9)(23)
	First Lien Secured Debt - Revolver	7.28% (3M L+550, 1.00% Floor)	07/31/24	188	188	182	(9)(23)
	First Lien Secured Debt - Revolver	7.75% (P+450)	07/31/24	753	753	726	(9)(23)
					14,697	14,432
MAKS
Trident Bidco Limited	First Lien Secured Debt	7.25% (1M L+625, 1.00% Floor)	11/08/25	35,000	34,019	33,649	(9)(17)
McLarens
Margaux Acquisition Inc.	First Lien Secured Debt	7.41% (3M L+550, 1.00% Floor)	12/19/24	18,800	18,526	17,800	(9)
	First Lien Secured Debt - Revolver	6.50% (1M L+550, 1.00% Floor)	12/19/24	1,601	1,576	1,516	(9)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	12/19/24	4,461	(92)	(236)	(8)(9) (21)(23)
Margaux UK Finance Limited	First Lien Secured Debt	6.50% (3M GBPL+550, 1.00% Floor)	12/19/24	£5,896	7,332	6,930	(9)(17)
	First Lien Secured Debt - Revolver	6.50% (1M GBPL+550, 1.00% Floor)	12/19/24	£538	632	631	(9)(17) (23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/19/24	£4	(11)	—	(8)(9) (17)(21) (23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	12/19/24	£1,353	(27)	(89)	(8)(9) (17)(21) (23)
					27,936	26,552
Ministry Brands, LLC
Ministry Brands, LLC	Second Lien Secured Debt	10.51% (2M L+925, 1.00% Floor)	06/02/23	10,000	9,925	9,795
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (29)	Fair Value (1) (30)
Newscycle Solutions, Inc.
Newscycle Solutions, Inc.	First Lien Secured Debt	8.45% (3M L+700, 1.00% Floor)	12/29/22	14,641	14,434	14,202	(9)
	First Lien Secured Debt	8.58% (3M L+700, 1.00% Floor)	12/29/22	1,131	1,121	1,097	(9)
	First Lien Secured Debt - Revolver	8.00% (1M L+700, 1.00% Floor)	12/29/22	40	33	39	(9)(23)
	First Lien Secured Debt - Revolver	8.45% (1M L+700, 1.00% Floor)	12/29/22	460	460	446	(9)(23)
					16,048	15,784
PSI Services, LLC
Lifelong Learner Holdings, LLC	First Lien Secured Debt	6.75% (1M L+575, 1.00% Floor)	10/19/26	32,865	32,234	31,334	(9)
	First Lien Secured Debt - Revolver	6.75% (3M L+575, 1.00% Floor)	10/20/25	478	478	457	(9)(23)
	First Lien Secured Debt - Revolver	6.87% (3M L+575, 1.00% Floor)	10/20/25	1,373	1,373	1,315	(9)(23)
	First Lien Secured Debt - Revolver	7.33% (3M L+575, 1.00% Floor)	10/20/25	239	239	229	(9)(23)
	First Lien Secured Debt - Revolver	7.71% (3M L+575, 1.00% Floor)	10/20/25	299	299	286	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	10/20/25	597	(55)	(25)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	10/19/26	2,388	(18)	(111)	(8)(9) (21)(23)
					34,550	33,485
RA Outdoors, LLC (Active Outdoors)
RA Outdoors, LLC	First Lien Secured Debt	5.82% (6M L+475, 1.00% Floor)	09/11/24	6,626	6,542	6,428	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/09/22	1,200	(12)	(24)	(8)(9) (21)(23)
	Second Lien Secured Debt	9.82% (6M L+875, 1.00% Floor)	09/11/25	31,950	31,404	30,352	(9)
					37,934	36,756
Soliant
Soliant Holdings, LLC	First Lien Secured Debt	6.50% (1M L+550, 1.00% Floor)	12/31/26	18,064	17,715	17,587	(9)
	First Lien Secured Debt - Revolver	6.50% (1M L+550, 1.00% Floor)	12/31/24	323	323	310	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/31/24	1,614	(37)	(62)	(8)(9) (21)(23)
Soliant Health, Inc.	Common Equity/Interests - Common Stock	N/A	N/A	300 Shares	300	300	(9)(13)
					18,301	18,135
Transplace Holdings, Inc.
Transplace Holdings, Inc.	Second Lien Secured Debt	9.82% (3M L+875, 1.00% Floor)	10/06/25	8,599	8,449	8,169
US Legal Support
US Legal Support Investment Holdings, LLC	Common Equity/Interests - Series A-1 Units	N/A	N/A	631,972 Shares	632	623	(9)(13)
USLS Acquisition, Inc.	First Lien Secured Debt	6.82% (6M L+575, 1.00% Floor)	12/02/24	24,498	24,111	23,630	(9)
	First Lien Secured Debt - Revolver	6.82% (6M L+575)	12/02/24	1,522	1,497	1,436	(9)(23)
	First Lien Secured Debt - Letters of Credit	5.75%	06/06/20 - 12/21/20	86	—	(5)	(8)(9) (23)
					26,240	25,684
Vertafore
Vertafore, Inc.	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/30/23	14,576	(1,121)	(1,676)	(8)(21) (23)
	First Lien Secured Debt - Letter of Credit	3.25%	01/17/21	424	—	(49)	(8)(23)
					(1,121)	(1,725)
Total Business Services					$376,459	$360,631
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (29)	Fair Value (1) (30)
Chemicals, Plastics & Rubber
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)
Carbonfree Caustic SPE LLC (4)	First Lien Secured Debt	5.00%	12/31/24	$13,111	$13,111	$13,111
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC) (4)	First Lien Secured Debt	3.00%	12/31/24	17,057	17,057	4,389
Carbonfree Chemicals Holdings LLC (4)	Common Equity/Interests - Common Stock	N/A	N/A	1,446 Shares	30,886	15,105	(13)
Carbonfree Chemicals SA LLC (4)	Common Equity/Interests - Class B Units	N/A	N/A	1,313 Shares	15,403	—	(13)
					76,457	32,605
Niacet Corporation
Hare Bidco, Inc.	Second Lien Secured Debt	9.75% (1M E+875)	08/01/24	€13,574	14,506	14,671
Westfall Technik, Inc.
Westfall Technik, Inc.	First Lien Secured Debt	7.20% (3M L+575, 1.00% Floor)	09/13/24	15,268	15,033	14,839	(9)
	First Lien Secured Debt	7.02% (3M L+575, 1.00% Floor)	09/13/24	671	665	653	(9)
	First Lien Secured Debt - Revolver	7.21% (3M L+550, 1.00% Floor)	09/13/24	135	105	131	(9)(23)
	First Lien Secured Debt - Revolver	8.00% (P+475)	09/13/24	1,885	1,885	1,831	(9)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	09/13/24	12,829	(112)	(360)	(8)(9) (21)(23)
					17,576	17,094
Total Chemicals, Plastics & Rubber					$108,539	$64,370
Construction & Building
Englert
Gutter Buyer, Inc.	First Lien Secured Debt	7.25% (1M L+625, 1.00% Floor)	03/06/25	$26,915	$26,479	$25,873	(9)
	First Lien Secured Debt - Revolver	8.50% (P+525)	03/06/24	2,727	2,674	2,621	(9)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	03/06/25	2,045	(42)	(79)	(8)(9) (21)(23)
Gutter Holdings, LP	Common Equity/Interests - Common Stock	N/A	N/A	500 Shares	500	558	(9)(13)
Total Construction & Building					$29,611	$28,973
Consumer Goods – Durable
A&V
A&V Holdings Midco, LLC	First Lien Secured Debt	5.75% (3M L+475, 1.00% Floor)	03/10/27	$11,137	$11,027	$11,027
	First Lien Secured Debt - Revolver	5.50% (1M L+450, 1.00% Floor)	03/10/25	813	813	805	(23)
	First Lien Secured Debt - Revolver	5.50% (3M L+450, 1.00% Floor)	03/10/25	90	90	89	(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/10/25	602	(134)	(6)	(8)(21) (23)
					11,796	11,915
Dan Dee
Project Comfort Buyer, Inc.	First Lien Secured Debt	8.00% (6M L+700, 1.00% Floor)	02/03/25	26,283	25,665	24,969	(9)
	First Lien Secured Debt	9.25% (P+600)	02/03/25	867	846	823	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	02/01/24	3,461	(80)	(173)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	02/03/25	2,308	(28)	(115)	(8)(9) (21)(23)
	Preferred Equity - Preferred Stock	N/A	N/A	461,538 Shares	462	231	(9)(13)
					26,865	25,735
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (29)	Fair Value (1) (30)
Hayward Industries, Inc.
Hayward Industries, Inc.	Second Lien Secured Debt	9.24% (1M L+825)	08/04/25	21,919	21,693	20,639
KDC
KDC US Holdings	First Lien Secured Debt - Revolver	5.50% (P+225)	12/21/23	5,731	5,732	5,173	(23)
	First Lien Secured Debt - Unfunded Revolver	0.25% Unfunded	12/21/23	214	—	(22)	(8)(21) (23)
	First Lien Secured Debt - Letters of Credit	3.25%	11/06/20 - 03/08/21	65	—	(6)	(8)(23)
	First Lien Secured Debt - Letter of Credit	3.25%	02/05/21	£10	—	—	(8)(23)
					5,732	5,145
KLO Holdings, LLC
9357-5991 Quebec Inc.	First Lien Secured Debt	11.82% (3M L+775 Cash plus 2.00% PIK)	04/07/22	9,562	8,653	2,118	(13)(14)
KLO Acquisition LLC	First Lien Secured Debt	11.82% (3M L+775 Cash plus 2.00% PIK)	04/07/22	5,373	4,838	30	(13)(14)
					13,491	2,148
NSi Industries
Wildcat BuyerCo, Inc.	First Lien Secured Debt	7.14% (3M L+550, 1.00% Floor)	02/27/26	6,087	5,946	5,946
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	02/27/26	717	(16)	(16)	(8)(21) (23)
	First Lien Secured Debt - Letter of Credit	5.50%	08/30/20	8	—	—	(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	02/27/26	3,188	(35)	(72)	(8)(21) (23)
Wildcat Parent LP	Common Equity/Interests - Common Stock	N/A	N/A	1,000 Shares	100	100	(13)
					5,995	5,958
Liqui-Box
Liqui-Box Holdings, Inc.	First Lien Secured Debt - Revolver	5.95% (3M L+450, 1.00% Floor)	02/26/25	475	475	470	(23)
	First Lien Secured Debt - Revolver	5.50% (3M L+450, 1.00% Floor)	02/26/25	712	712	705	(23)
	First Lien Secured Debt - Revolver	5.73% (3M L+450, 1.00% Floor)	02/26/25	1,186	1,186	1,175	(23)
	First Lien Secured Debt - Revolver	5.77% (3M L+450, 1.00% Floor)	02/26/25	712	712	705	(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	02/26/25	401	(35)	(4)	(8)(21) (23)
	First Lien Secured Debt - Letters of Credit	4.50%	09/27/20 - 10/01/20	32	—	—	(23)
	First Lien Secured Debt - Letter of Credit	4.50%	06/30/21	€42	—	—	(23)
					3,050	3,051
Sorenson Holdings, LLC
Sorenson Holdings, LLC	Common Equity/Interests - Membership Interests	N/A	N/A	587 Shares	—	418	(10)(13)
Total Consumer Goods – Durable					$88,622	$75,009
Consumer Goods – Non-durable
3D Protein
Protein For Pets Opco, LLC	First Lien Secured Debt	6.00% (1M L+500, 1.00% Floor)	11/28/25	$12,717	$12,495	$12,399	(9)
	First Lien Secured Debt - Revolver	6.22% (3M L+500, 1.00% Floor)	05/31/24	444	444	433	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	05/31/24	1,775	(48)	(44)	(8)(9) (21)(23)
					12,891	12,788
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)		Cost (29)	Fair Value (1) (30)
Beauty Industry Group (BIG)
BIG Buyer, LLC	First Lien Secured Debt	7.57% (6M L+650, 1.00% Floor)	11/20/23		22,368	21,889	21,504	(9)
	First Lien Secured Debt - Revolver	7.57% (6M L+650, 1.00% Floor)	11/20/23		120	120	114	(9)(23)
	First Lien Secured Debt - Revolver	7.50% (1M L+650, 1.00% Floor)	11/20/23		602	602	570	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/20/23		1,083	(39)	(57)	(8)(9) (21)(23)
						22,572	22,131
DMC
Lion Cashmere Midco Limited	First Lien Secured Debt	6.75% (6M L+575, 1.00% Floor)	03/21/25		13,053	12,863	11,969	(9)(17)
	First Lien Secured Debt - Revolver	5.75% (3M E+525)	03/21/24		€356	392	357	(9)(17) (23)
	First Lien Secured Debt - Revolver	5.75% (6M E+525)	03/21/24		€605	655	608	(9)(17) (23)
	First Lien Secured Debt - Revolver	5.86% (6M GBPL+525)	03/21/24		€225	247	226	(9)(17) (23)
	First Lien Secured Debt - Unfunded Delayed Draw	2.01% Unfunded	03/21/25		€2,371	(39)	(216)	(8)(9) (17)(21) (23)
						14,118	12,944
Olaplex
Olaplex, Inc.	First Lien Secured Debt	7.50% (1M L+650, 1.00% Floor)	01/08/26		26,200	25,696	25,696	(9)
	First Lien Secured Debt - Revolver	7.50% (1M L+650, 1.00% Floor)	01/08/25		3,800	3,727	3,724	(9)(23)
						29,423	29,420
Sequential Brands Group, Inc.
Sequential Brands Group, Inc.	Second Lien Secured Debt	9.75% (1M L+875)	02/07/24		12,965	$12,882	$12,289	(17)
Total Consumer Goods – Non-durable						$91,886	$89,572
Consumer Services
1A Smart Start LLC
1A Smart Start LLC	Second Lien Secured Debt	9.32% (3M L+825, 1.00% Floor)	08/22/22		$25,100	$24,842	$24,282
Clarus Commerce
Marlin DTC-LS Midco 2, LLC	First Lien Secured Debt	6.57% (6M L+550, 1.00% Floor)	07/01/25		9,245	9,103	8,806
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	07/01/25		685	(10)	(33)	(8)(21) (23)
						9,093	8,773
First Heritage
First Heritage Credit, LLC	First Lien Secured Debt	6.33% (1M L+475)	04/02/22		18,450	18,340	17,959	(9)
	First Lien Secured Debt - Revolver	7.08% (1M L+550)	04/02/22		517	517	504	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/02/22		3,233	(25)	(83)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	04/02/22		7,800	(65)	(207)	(8)(9) (21)(23)
						18,767	18,173
Only About Children
Nemo (BC) Bidco Pty Ltd	First Lien Secured Debt	6.75% (1M BBSW+575, 1.00% Floor)	04/06/24	A$	6,768	4,923	3,894	(17)
	First Lien Secured Debt - Unfunded Delayed Draw	2.59% Unfunded	04/06/24	A$	232	(7)	(9)	(8)(17) (21)(23)
						4,916	3,885
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (29)	Fair Value (1) (30)
Paper Source
Paper Source, Inc.	First Lien Secured Debt	8.78% (3M L+700, 1.00% Floor)	05/22/24	11,620	11,427	10,981	(9)
	First Lien Secured Debt - Revolver	9.25% (P+600)	05/22/24	1,890	1,890	1,786	(9)(23)
	First Lien Secured Debt - Revolver	8.70% (3M L+700, 1.00% Floor)	05/22/24	205	154	194	(9)(23)
	First Lien Secured Debt - Revolver	8.74% (3M L+700, 1.00% Floor)	05/22/24	411	411	388	(9)(23)
	First Lien Secured Debt - Revolver	8.83% (3M L+700, 1.00% Floor)	05/22/24	205	205	194	(9)(23)
	First Lien Secured Debt - Revolver	8.85% (3M L+700, 1.00% Floor)	05/22/24	370	370	350	(9)(23)
					14,457	13,893
Pinstripe Holdings, LLC
Pinstripe Holdings, LLC	First Lien Secured Debt	7.08% (6M L+600, 1.00% Floor)	01/17/25	6,930	6,819	6,547
The Club Company
Eldrickco Limited	First Lien Secured Debt	6.04% (3M GBPL+550, 0.50% Floor)	11/21/25	£750	938	869	(9)(17)
	First Lien Secured Debt	6.23% (3M GBPL+550, 0.50% Floor)	11/21/25	£9,914	12,376	11,336	(9)(17)
	First Lien Secured Debt - Revolver	5.52% (3M GBPL+500, 0.50% Floor)	05/21/25	£345	394	394	(9)(17) (23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.93% Unfunded	11/21/25	£3,991	(104)	(326)	(8)(9) (17)(21) (23)
					13,604	12,273
Tidewater Consumer Receivables, LLC
Tidewater Consumer Receivables, LLC	First Lien Secured Debt	7.33% (1M L+575)	12/28/23	11,333	11,248	11,090	(9)(17)
	First Lien Secured Debt - Revolver	7.33% (1M L+575)	12/28/23	1,537	1,537	1,504	(9)(17) (23)
	First Lien Secured Debt - Unfunded Revolver	0.00% Unfunded	12/28/23	130	(9)	(3)	(8)(9) (17)(21) (23)
					12,776	12,591
US Auto
U.S. Auto Finance, Inc.	First Lien Secured Debt	6.33% (3M L+475)	04/17/22	20,893	20,824	20,351	(9)
	First Lien Secured Debt - Revolver	7.08% (3M L+550)	04/17/22	3,052	3,052	2,973	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/17/22	16,948	(71)	(441)	(8)(9) (21)(23)
					23,805	22,883
Total Consumer Services					$129,079	$123,300
Containers, Packaging & Glass
TricorBraun Holdings, Inc.
TricorBraun Holdings, Inc.	First Lien Secured Debt - Revolver	4.05% (1M L+325)	11/30/21	$1,500	$1,500	$1,478	(23)
	First Lien Secured Debt - Revolver	5.50% (P+225)	11/30/21	3,750	3,750	3,695	(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/30/21	375	(169)	(6)	(8)(21) (23)
Total Containers, Packaging & Glass					$5,081	$5,167
Diversified Investment Vehicles, Banking, Finance, Real Estate
Celink
Compu-Link Corporation	First Lien Secured Debt - Revolver	6.50% (1M L+550, 1.00% Floor)	06/11/24	$45	$3	$44	(9)(23)
	First Lien Secured Debt - Revolver	6.72% (3M L+550, 1.00% Floor)	06/11/24	2,227	2,227	2,152	(9)(23)
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (29)	Fair Value (1) (30)
Peer Advisors, LLC	First Lien Secured Debt	6.50% (1M L+550, 1.00% Floor)	06/11/24	21,875	21,461	21,138	(9)
					23,691	23,334
Exeter Property Group, LLC
Exeter Property Group, LLC	First Lien Secured Debt	6.08% (1M L+450)	08/28/24	4,772	4,714	4,618	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/28/24	192	(2)	(6)	(8)(9) (21)(23)
					4,712	4,612
Flock Financial, LLC
Flock SPV I, LLC	First Lien Secured Debt	8.08% (1M L+650)	08/30/22	13,067	13,018	12,788	(9)(17)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/30/22	1,333	(8)	(28)	(8)(9) (17)(21) (23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	08/30/22	5,600	(64)	(119)	(8)(9) (17)(21) (23)
					12,946	12,641
Golden Bear
Golden Bear 2016-R, LLC (4)	Structured Products and Other - Membership Interests	N/A	09/20/42	—	16,729	9,748	(3)(17)
Purchasing Power, LLC
Purchasing Power Funding I, LLC	First Lien Secured Debt - Revolver	8.08% (1M L+650)	01/24/22	4,608	4,608	4,529	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	01/24/22	4,504	—	(77)	(8)(9) (21)(23)
					4,608	4,452
Taupo River II, LLC
Taupo River II, LLC	First Lien Secured Debt	7.16% (3M L+525, 1.00% Floor)	06/08/20	14,000	13,993	13,966	(9)(17)
Ten-X, LLC
Ten-X, LLC	First Lien Secured Debt - Revolver	4.00% (1M L+325)	09/29/22	3,120	3,120	2,911	(23)
	First Lien Secured Debt - Revolver	4.19% (1M L+325)	09/29/22	1,560	1,350	1,455	(23)
					4,470	4,366
Total Diversified Investment Vehicles, Banking, Finance, Real Estate					$81,149	$73,119
Education
NFA Group
SSCP Spring Bidco Limited	First Lien Secured Debt	6.94% (6M GPBL+625, 0.50% Floor)	07/30/25	£535	$641	$634	(9)(17)
	First Lien Secured Debt	6.99% (6M GBPL+625, 0.50% Floor)	07/30/25	£28,370	33,983	33,627	(9)(17)
	First Lien Secured Debt - Unfunded Delayed Draw	1.88% Unfunded	07/30/25	£1,095	(29)	(60)	(8)(9) (17)(21) (23)
Total Education					$34,595	$34,201
Energy – Electricity
AMP Solar Group, Inc.
AMP Solar Group, Inc. (4)	Common Equity/Interests - Class A Common Unit	N/A	N/A	243,646 Shares	$10,000	$8,736	(13)(17)
Renew Financial LLC (f/k/a Renewable Funding, LLC)
AIC SPV Holdings II, LLC (4)	Preferred Equity - Preferred Stock	N/A	N/A	143 Shares	534	442	(15)(17)
Renew Financial LLC (f/k/a Renewable Funding, LLC) (4)	Preferred Equity - Series B Preferred Stock	N/A	N/A	1,505,868 Shares	8,343	3,284	(13)
	Preferred Equity - Series D Preferred Stock	N/A	N/A	436,689 Shares	5,568	2,101	(13)
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (29)	Fair Value (1) (30)
Renew JV LLC (4)	Common Equity/Interests - Membership Interests	N/A	N/A	893,336 Shares	893	914	(13)(17)
					15,338	6,741
Solarplicity Group Limited (f/k/a AMP Solar UK)
Solarplicity UK Holdings Limited	First Lien Secured Debt	4.00%	03/08/23	£5,562	7,637	3,787	(13)(14) (17)
	Preferred Equity - Preferred Stock	N/A	N/A	4,286 Shares	5,861	—	(2)(13) (17)
	Common Equity - Ordinary Shares	N/A	N/A	2,825 Shares	4	—	(2)(13) (17)
					13,502	3,787
Total Energy – Electricity					$38,840	$19,264
Energy – Oil & Gas
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.) (5)	Second Lien Secured Debt	10.00% PIK Toggle (8.00% Cash)	03/29/21	$37,234	$36,926	$14,711	(13)(14)
	Common Equity/Interests - Common Stock	N/A	N/A	5,000,000 Shares	30,078	—	(13)
					67,004	14,711
Pelican
Pelican Energy, LLC (4)	Common Equity/Interests - Membership Interests	N/A	N/A	1,444 Shares	16,822	2,411	(13)(16) (17)
Spotted Hawk
SHD Oil & Gas, LLC (5)	First Lien Secured Debt - Tranche C Note	12.00%	07/31/21	24,000	24,000	24,720
	First Lien Secured Debt - Tranche A Note	4.00% (4.00% Cash plus 0.00% PIK)	07/31/21	45,457	44,998	22,495	(13)(14)
	First Lien Secured Debt - Tranche B Note	3.00% PIK	07/31/21	84,484	44,380	—	(13)(14)
	Common Equity/Interests - Series A Units	N/A	N/A	7,600,000 Shares	1,411	—	(13)(16)
					114,789	47,215
Total Energy – Oil & Gas					$198,615	$64,337
Environmental Industries
Denali
Dispatch Acquisition Holdings, LLC	First Lien Secured Debt	7.27% (3M L+550, 1.00% Floor)	01/29/27	$16,342	$15,983	$15,983	(9)
	First Lien Secured Debt - Revolver	7.28% (3M L+550, 1.00% Floor)	01/29/26	325	325	317	(9)(23)
	First Lien Secured Debt - Revolver	7.27% (3M L+550, 1.00% Floor)	01/29/26	812	812	793	(9)(23)
	First Lien Secured Debt - Revolver	7.75% (P+450)	01/29/26	325	325	317	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	01/29/26	1,786	(71)	(40)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.75% Unfunded	01/29/27	5,411	(66)	(122)	(8)(9) (21)(23)
					17,308	17,248
Ortega National Parks
Ortega National Parks, LLC	First Lien Secured Debt	6.32% (6M L+525, 1.00% Floor)	10/31/25	11,229	11,020	10,551	(9)
	First Lien Secured Debt	6.52% (3M L+525, 1.00% Floor)	10/31/25	492	487	462	(9)
	First Lien Secured Debt - Revolver	6.45% (3M L+525, 1.00% Floor)	10/31/25	1,503	1,465	1,411	(9)(23)
	First Lien Secured Debt - Revolver	7.04% (3M L+525, 1.00% Floor)	10/31/25	273	273	257	(9)(23)
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)		Cost (29)	Fair Value (1) (30)
	First Lien Secured Debt - Revolver	7.16% (3M L+525, 1.00% Floor)	10/31/25		273	273	257	(9)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	10/31/25		6,202	(62)	(375)	(8)(9) (21)(23)
						13,456	12,563
Total Environmental Industries						$30,764	$29,811
Food & Grocery
Bumble Bee Foods S.À R.L.
Bumble Bee Holdings Inc	First Lien Secured Debt	N/A	01/31/24		$443	$—	$430
Connors Bros Clover Leaf Seafoods Company	First Lien Secured Debt	N/A	01/31/24		126	—	122
Tonos US LLC	First Lien Secured Debt	8.96% (3M L+725, 1.50% Floor)	01/31/24		15,123	15,319	14,670
Total Food & Grocery						$15,319	$15,222
Healthcare & Pharmaceuticals
Altasciences, Inc.
9360-1367 Quebec Inc.	First Lien Secured Debt	8.49% (3M CADL+625, 1.00% Floor)	06/09/23	C$	2,357	$1,734	$1,602	(9)(17)
	First Lien Secured Debt	7.32% (6M L+625, 1.00% Floor)	06/09/23		$2,821	2,787	2,730	(9)(17)
	First Lien Secured Debt	7.25% (1M L+625, 1.00% Floor)	06/09/23		19	19	18	(9)(17)
Altasciences US Acquistion, Inc.	First Lien Secured Debt	7.32% (6M L+625, 1.00% Floor)	06/09/23		5,959	5,879	5,765	(9)
	First Lien Secured Debt	7.25% (1M L+625, 1.00% Floor)	06/09/23		37	37	36	(9)
	First Lien Secured Debt - Revolver	7.30% (3M L+625, 1.00% Floor)	06/09/23		392	392	379	(9)(23)
	First Lien Secured Debt - Revolver	7.45% (3M L+625, 1.00% Floor)	06/09/23		456	456	441	(9)(23)
	First Lien Secured Debt - Revolver	7.52% (3M L+625, 1.00% Floor)	06/09/23		570	570	552	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.25% Unfunded	06/09/23		7	(17)	—	(8)(9) (11)(21) (23)
						11,857	11,523
American Veterinary Group
AVG Intermediate Holdings LLC	First Lien Secured Debt	9.00% (1M L+800, 1.00% Floor)	02/08/24		11,759	11,642	11,097	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	02/08/24		1,466	(113)	(83)	(8)(9) (21)(23)
						11,529	11,014
AmeriVet
Amerivet Partners Management, Inc.	First Lien Secured Debt	7.75% (1M L+675, 1.00% Floor)	06/05/24		26,429	25,944	25,480	(9)
	First Lien Secured Debt - Revolver	9.00% (P+575)	06/05/24		524	524	505	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/05/24		282	(14)	(10)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	06/05/24		7,648	(95)	(275)	(8)(9) (21)(23)
Amerivet Partners Parent LP	Common Equity/Interests - Class D Partnership Units	N/A	N/A	13 Shares		125	144	(9)(13)
						26,484	25,844
Analogic
Analogic Corporation	First Lien Secured Debt	6.25% (1M L+525, 1.00% Floor)	06/22/24		18,215	17,894	17,851	(9)
	First Lien Secured Debt - Revolver	6.25% (1M L+525, 1.00% Floor)	06/22/23		157	157	153	(9)(23)
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (29)	Fair Value (1) (30)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/22/23	1,670	(42)	(33)	(8)(9) (21)(23)
					18,009	17,971
BioClinica Holding I, LP
BioClinica Holding I, LP	Second Lien Secured Debt	9.25% (1M L+825, 1.00% Floor)	10/21/24	24,612	24,303	23,345
BK Medical
BK Medical Holding Company, Inc.	First Lien Secured Debt	6.25% (1M L+525, 1.00% Floor)	06/22/24	7,304	7,235	7,234	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/22/23	783	(7)	(8)	(8)(9) (21)(23)
					7,228	7,226
CARE Fertility
Royton Bidco Limited	First Lien Secured Debt	6.29% (3M GBPL+575, 0.50% Floor)	05/09/25	£559	647	650	(9)(17)
	First Lien Secured Debt	6.42% (3M GBPL+575, 0.50% Floor)	05/09/25	£15,588	19,794	18,130	(9)(17)
	First Lien Secured Debt	6.48% (6M GBPL+575, 0.50% Floor)	05/09/25	£293	370	340	(9)(17)
	First Lien Secured Debt - Unfunded Delayed Draw	2.01% Unfunded	05/09/25	£3,559	(74)	(274)	(8)(9) (17)(21) (23)
					20,737	18,846
Cerus
Cerus Corporation	First Lien Secured Debt	7.25% (1M L+545, 1.80% Floor)	03/01/24	12,000	11,952	12,146	(9)(17)
	First Lien Secured Debt - Revolver	5.55% (1M L+375, 1.80% Floor)	03/01/24	187	187	189	(9)(17) (23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/01/24	313	(1)	—	(9)(17) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	03/01/24	9,000	(36)	—	(9)(17) (21)(23)
					12,102	12,335
Dohmen Life Science Services
LSCS Holdings, Inc	Second Lien Secured Debt	9.70% (3M L+825)	03/16/26	19,818	19,473	18,901
Emmes Corporation
Emmes Blocker, Inc.	Common Equity/Interests - Common Stock	N/A	N/A	306 Shares	306	314	(9)(13)
The Emmes Company, LLC	First Lien Secured Debt	6.58% (1M L+500, 1.00% Floor)	03/03/25	12,122	11,973	11,819	(9)
	First Lien Secured Debt - Revolver	6.00% (1M L+500, 1.00% Floor)	03/03/25	2,449	2,419	2,388	(9)(23)
					14,698	14,521
Genesis Healthcare, Inc.
Genesis Healthcare, Inc.	First Lien Secured Debt	12.58% (1M L+1100, 1.00% Floor)	03/06/23	8,370	8,370	8,197	(9)
	First Lien Secured Debt	7.58% (1M L+600, 0.50% Floor)	03/06/23	25,000	24,780	24,237	(9)
	First Lien Secured Debt - Revolver	7.58% (1M L+600, 0.50% Floor)	03/08/23	14,069	14,069	13,605	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/08/23	46,801	(462)	(1,542)	(8)(9) (21)(23)
					46,757	44,497
Gossamer
GB001, Inc.	First Lien Secured Debt	8.15% (1M L+615, 2.00% Floor)	05/01/24	6,000	5,970	6,049	(9)(17)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	05/01/24	24,000	(196)	—	(9)(17) (21)(23)
					5,774	6,049
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (29)	Fair Value (1) (30)
Health & Safety Institute
HSI Halo Acquisition, Inc.	First Lien Secured Debt	6.75% (1M L+575, 1.00% Floor)	08/31/26	25,288	25,053	24,360	(9)
	First Lien Secured Debt - Revolver	8.00% (P+475)	08/30/25	2,049	2,049	1,983	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/30/25	410	(22)	(13)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	08/31/26	2,131	(38)	(78)	(8)(9) (21)(23)
	Common Equity/Interests - Common Stock	N/A	N/A	500 Shares	500	398	(9)(13)
					27,542	26,650
IMA Group
IMA Group Management Company, LLC	First Lien Secured Debt	6.57% (6M L+550, 1.00% Floor)	05/30/24	5,126	5,083	4,921
IM Acquirer LLC	First Lien Secured Debt - Revolver	6.50% (1M L+550, 1.00% Floor)	05/30/24	289	287	277	(23)
					5,370	5,198
KureSmart
Clearway Corporation (f/k/a NP/Clearway Holdings, Inc.)	Common Equity/Interests - Partnership Interests	N/A	N/A	133 Shares	133	120	(9)(13)
Kure Pain Holdings, Inc.	First Lien Secured Debt	6.50% (1M L+550, 1.00% Floor)	08/27/24	22,102	21,810	21,015	(9)
	First Lien Secured Debt - Revolver	6.50% (1M L+550, 1.00% Floor)	08/27/24	2,654	2,619	2,522	(9)(23)
					24,562	23,657
Lanai Holdings III, Inc. (Patterson Medical)
Lanai Holdings III, Inc.	Second Lien Secured Debt	10.28% (3M L+1050 PIK, 1.00% Floor)	08/28/23	17,391	17,138	14,383
Mannkind Corporation
Mannkind Corporation	First Lien Secured Debt	8.75% (1M L+675, 2.00% Floor)	08/01/24	13,867	13,806	13,639	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	08/01/24	12,133	(53)	(199)	(8)(9) (21)(23)
					13,753	13,440
Maxor National Pharmacy Services, LLC
Maxor National Pharmacy Services, LLC	First Lien Secured Debt	6.95% (3M L+550, 1.00% Floor)	11/22/23	24,476	24,107	23,754	(9)
	First Lien Secured Debt - Revolver	7.75% (P+450)	11/22/22	779	779	760	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/22/22	779	(21)	(19)	(8)(9) (21)(23)
					24,865	24,495
Medical Guardian
Medical Guardian, LLC	First Lien Secured Debt	9.50% (1M L+850, 1.00% Floor)	12/31/24	34,286	33,635	33,600	(9)
	First Lien Secured Debt - Revolver	9.50% (1M L+850, 1.00% Floor)	12/31/24	381	381	373	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/31/24	5,333	(108)	(107)	(8)(9) (21)(23)
					33,908	33,866
Orchard
Orchard Therapeutics plc	First Lien Secured Debt	7.58% (1M L+600, 1.00% Floor)	05/24/24	8,333	8,299	8,257	(9)(17)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	05/24/24	16,667	(69)	(153)	(8)(9) (17)(21) (23)
					8,230	8,104
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (29)	Fair Value (1) (30)
Ovation Fertility
FPG Services, LLC	First Lien Secured Debt	6.95% (3M L+550, 1.00% Floor)	06/13/25	12,537	12,319	11,820	(9)
	First Lien Secured Debt - Revolver	6.50% (6M L+550, 1.00% Floor)	06/13/24	2,105	2,070	1,985	(9)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	06/13/25	5,263	(46)	(301)	(8)(9) (21)(23)
					14,343	13,504
Partner Therapeutics, Inc
Partner Therapeutics, Inc	First Lien Secured Debt	8.23% (1M L+665, 1.00% Floor)	01/01/23	10,000	9,896	9,945	(9)
	Preferred Equity - Preferred Stock	N/A	N/A	55,556 Shares	333	333	(9)(13)
	Warrants	N/A	N/A	33,333 Shares	135	88	(9)(13)
					10,364	10,366
PHS
PHS Buyer, Inc.	First Lien Secured Debt	6.70% (3M L+525, 1.00% Floor)	01/31/25	12,870	12,636	12,548	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	01/31/25	2,000	(36)	(50)	(8)(9) (21)(23)
					12,600	12,498
ProPharma
ProPharma Group Intermediate, LLC	First Lien Secured Debt	6.74% (1M L+575, 0.50% Floor)	07/12/23	€6,357	7,196	6,835
	First Lien Secured Debt	6.74% (1M L+575, 0.50% Floor)	07/12/23	£4,220	5,490	5,128
	First Lien Secured Debt	6.74% (1M L+575, 0.50% Floor)	07/12/23	11,358	11,276	11,132
	First Lien Secured Debt - Revolver	7.20% (1M L+575, 0.50% Floor)	07/12/23	1,032	1,025	1,012	(23)
					24,987	24,107
PTC Therapeutics, Inc
PTC Therapeutics, Inc	First Lien Secured Debt	7.73% (1M L+615, 1.00% Floor)	05/01/21	7,389	7,379	7,463	(9)(17)
Radius Health
Radius Health, Inc.	First Lien Secured Debt	7.75% (1M L+575, 2.00% Floor)	06/01/24	3,000	2,993	2,993	(9)(17)
	First Lien Secured Debt - Unfunded Revolver	0.00% Unfunded	06/01/24	2,000	(5)	(5)	(8)(9) (17)(21) (23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	06/01/24	13,500	—	(33)	(8)(9) (17)(21) (23)
					2,988	2,955
RHA Health Services
Pace Health Companies, LLC	First Lien Secured Debt	5.95% (3M L+450, 1.00% Floor)	08/02/24	547	538	525	(9)
	First Lien Secured Debt - Revolver	5.50% (1M L+450, 1.00% Floor)	08/02/24	433	424	415	(9)(23)
	First Lien Secured Debt - Letter of Credit	4.50%	12/10/20	68	—	(3)	(8)(9) (23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	08/02/24	3,950	(35)	(163)	(8)(9) (21)(23)
					927	774
Rigel Pharmaceuticals
Rigel Pharmaceuticals, Inc.	First Lien Secured Debt	7.23% (1M L+565, 1.50% Floor)	09/01/24	3,000	3,001	2,959	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	09/01/24	3,000	—	(41)	(8)(9) (21)(23)
					3,001	2,918
RiteDose Holdings I, Inc.
RiteDose Holdings I, Inc.	First Lien Secured Debt	8.41% (3M L+650, 1.00% Floor)	09/13/23	14,662	14,387	14,114	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/13/22	2,000	(32)	(57)	(8)(9) (21)(23)
					14,355	14,057
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (29)	Fair Value (1) (30)
Teladoc, Inc.
Teladoc, Inc.	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	07/14/20	1,306	(6)	—	(17)(21) (23)
	First Lien Secured Debt - Letters of Credit	7.25%	05/11/20 - 07/14/20	360	—	—	(17)(23)
					(6)	—
Wright Medical Group, Inc.
Wright Medical Group, Inc.	First Lien Secured Debt	9.43% (1M L+785, 1.00% Floor)	12/23/21	6,667	6,603	6,733	(9)(17)
	First Lien Secured Debt - Revolver	5.83% (1M L+425, 0.75% Floor)	12/23/21	7,666	7,666	7,724	(9)(17) (23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/23/21	50,667	(224)	—	(9)(17) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	12/23/21	11,667	(63)	—	(9)(17) (21)(23)
					13,982	14,457
Total Healthcare & Pharmaceuticals					$479,239	$464,964
High Tech Industries
Acronis AG
Acronis AG	First Lien Secured Debt	7.43% (1M L+585, 1.50% Floor)	12/18/24	$21,000	$20,901	$20,217	(9)(17)
American Megatrends
AMI US Holdings Inc.	First Lien Secured Debt	6.83% (1M L+525, 1.00% Floor)	04/01/25	21,872	21,507	21,216	(9)
	First Lien Secured Debt - Revolver	6.25% (1M L+525)	04/01/24	1,395	1,395	1,351	(9)(23)
	First Lien Secured Debt - Revolver	6.32% (6M L+525)	04/01/24	698	698	675	(9)(23)
	First Lien Secured Debt - Revolver	6.83% (1M L+525)	04/01/24	581	581	563	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/01/24	233	(46)	(7)	(8)(9) (21)(23)
					24,135	23,798
Calero Holdings, Inc.
Telesoft Holdings, LLC	First Lien Secured Debt	7.20% (3M L+575, 1.00% Floor)	12/16/25	22,727	22,240	21,723
	First Lien Secured Debt - Revolver	6.75% (1M L+575, 1.00% Floor)	12/16/25	1,515	1,515	1,448	(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/16/25	758	(49)	(33)	(8)(21) (23)
					23,706	23,138
ChargePoint
ChargePoint, Inc.	First Lien Secured Debt	8.13% (1M L+655, 1.25% Floor)	06/01/23	10,500	10,432	10,321	(9)
ChyronHego Corporation
ChyronHego Corporation	First Lien Secured Debt	7.43% (P+468)	3/9/20	3,725	3,725	3,650	(27)
	First Lien Secured Debt	7.43% (P+468)	3/9/20	34,579	34,382	29,738	(18)(27)
	First Lien Secured Debt	5.54% (1M L+390, 1.00% Floor)	3/9/20	34,753	30,630	31,625	(27)
	First Lien Secured Debt - Revolver	5.54% (1M L+390, 1.00% Floor)	3/9/20	5,050	5,050	4,848	(23)(27)
	First Lien Secured Debt - Unfunded Revolver	0.375% Unfunded	3/9/20	700	(678)	(28)	(8)(21) (23)(27)
					73,109	69,833
Digital Reasoning
Digital Reasoning Systems, Inc.	First Lien Secured Debt	8.25% (1M L+625, 2.00% Floor)	08/01/24	3,750	3,721	3,630	(9)
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (29)	Fair Value (1) (30)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	08/01/24	1,250	(11)	(40)	(8)(9) (21)(23)
	Warrants	N/A	N/A	48,596 Shares	—	48	(9)(13)
					3,710	3,638
FiscalNote
FiscalNote, Inc.	First Lien Secured Debt	9.00% (1M L+800, 1.00% Floor)	08/21/23	28,431	27,905	27,075	(9)
	First Lien Secured Debt - Revolver	9.00% (1M L+800, 1.00% Floor)	08/21/23	3,867	3,867	3,654	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/21/23	2,508	(79)	(138)	(8)(9) (21)(23)
	Preferred Equity - Series F Preferred Stock	N/A	N/A	259,565 Shares	1,500	1,500	(9)(13)
					33,193	32,091
GoHealth
Norvax, LLC	First Lien Secured Debt	7.96% (3M L+650, 1.00% Floor)	09/15/25	31,659	30,939	30,222	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/13/24	3,182	(71)	(129)	(8)(9) (21)(23)
					30,868	30,093
International Cruise & Excursion Gallery, Inc.
International Cruise & Excursion Gallery, Inc.	First Lien Secured Debt	6.32% (3M L+525, 1.00% Floor)	06/06/25	14,737	14,517	13,439
LabVantage Solutions
LabVantage Solutions Inc.	First Lien Secured Debt	9.15% (1M L+750, 1.00% Floor)	12/29/20	10,324	10,274	10,221
LabVantage Solutions Limited	First Lien Secured Debt	8.50% (1M E+750, 1.00% Floor)	12/29/20	€10,513	11,262	11,420	(17)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/29/20	€3,435	(11)	(38)	(8)(17) (21)(23)
					21,525	21,603
Magnitude Software
New Amsterdam Software BidCo LLC	First Lien Secured Debt	5.00% (3M E+500, 1.00% Floor)	05/01/26	€743	819	783	(9)
	First Lien Secured Debt	6.77% (3M L+500, 1.00% Floor)	05/01/26	6,865	6,745	6,590	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	05/01/26	2,250	(20)	(90)	(8)(9) (21)(23)
					7,544	7,283
MYCOM
Magnate Holding Corp.	First Lien Secured Debt	7.32% (6M L+625, 1.00% Floor)	12/16/24	16,587	16,392	10,597	(9)(17)
	First Lien Secured Debt - Revolver	7.32% (6M L+625, 1.00% Floor)	12/14/23	1,025	1,025	655	(9)(17) (23)
	First Lien Secured Debt - Revolver	7.23% (6M L+625, 1.00% Floor)	12/14/23	999	999	638	(9)(17) (23)
	First Lien Secured Debt - Revolver	7.90% (3M L+625, 1.00% Floor)	12/14/23	666	666	426	(9)(17) (23)
	First Lien Secured Debt - Unfunded Revolver	1.75% Unfunded	12/14/23	500	(37)	(181)	(8)(9) (17)(21) (23)
	First Lien Secured Debt - Letter of Credit	5.00%	04/22/20	140	—	(50)	(8)(9) (17)(23)
					19,045	12,085
Omnitracs, LLC
Omnitracs, LLC	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/23/23	3,750	(201)	(375)	(8)(21) (23)
Schlesinger Group
Schlesinger Global, LLC	First Lien Secured Debt	7.45% (3M L+600, 1.00% Floor)	07/12/25	8,984	8,764	8,764	(9)
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (29)	Fair Value (1) (30)
	First Lien Secured Debt	7.00% (1M L+600, 1.00% Floor)	07/12/25	154	151	151	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	07/12/25	846	(10)	(21)	(8)(9) (21)(23)
					8,905	8,894
Simeio
Simeio Group Holdings, Inc.	First Lien Secured Debt	7.53% (3M L+575, 1.00% Floor)	01/30/26	8,654	8,528	8,528	(9)
	First Lien Secured Debt - Revolver	7.20% (3M L+575, 1.00% Floor)	01/30/26	577	577	568	(9)(23)
	First Lien Secured Debt - Revolver	8.00% (P+475)	01/30/26	577	577	568	(9)(23)
	First Lien Secured Debt - Revolver	6.80% (3M L+575, 1.00% Floor)	01/30/26	577	552	568	(9)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.75% Unfunded	01/30/26	4,615	(34)	(69)	(8)(9) (21)(23)
					10,200	10,163
Sirsi Corporation
Sirsi Corporation	First Lien Secured Debt	5.75% (1M L+475, 1.00% Floor)	03/15/24	6,895	6,813	6,722	(9)
	First Lien Secured Debt - Revolver	5.75% (1M L+475, 1.00% Floor)	03/15/24	43	43	42	(9)(23)
	First Lien Secured Debt - Revolver	7.00% (P+375)	03/15/24	43	43	42	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/15/24	343	(5)	(9)	(8)(9) (21)(23)
					6,894	6,797
Springbrook
Springbrook Holding Company, LLC	First Lien Secured Debt	7.20% (3M L+575, 1.00% Floor)	12/23/26	9,853	9,691	9,656
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/23/26	1,463	(25)	(29)	(8)(21) (23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	12/23/26	3,658	(34)	(73)	(8)(21) (23)
					9,632	9,554
Telestream Holdings Corporation
Telestream Holdings Corporation	First Lien Secured Debt	7.61% (3M L +645, 1.00% Floor)	03/24/22	38,085	37,891	36,942	(18)
ZPower, LLC
ZPower, LLC	First Lien Secured Debt	L+600	07/01/22	6,716	6,853	2,066	(9)(13) (14)
	Warrants	N/A	N/A	29,630 Shares	48	—	(9)(13)
					6,901	2,066
Total High Tech Industries					$362,907	$341,580
Hotel, Gaming, Leisure, Restaurants
Garden Fresh
GFRC Holdings LLC	First Lien Secured Debt	L+800 Cash (L+800 PIK Toggle)	02/01/22	$2,500	$2,500	$2,425	(13)(14)
Total Hotel, Gaming, Leisure, Restaurants					$2,500	$2,425
Insurance
PGM Holdings Corporation
Turbo Buyer, Inc.	First Lien Secured Debt	7.52% (1M L+600, 1.00% Floor)	12/02/25	11,942	11,660	11,524	(9)
	First Lien Secured Debt - Revolver	7.00% (6M L+600, 1.00% Floor)	12/02/25	923	901	891	(9)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	12/02/25	2,105	(25)	(74)	(8)(9) (21)(23)
					12,536	12,341
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (29)	Fair Value (1) (30)
PIB Group
Ivy Finco Limited	First Lien Secured Debt	5.27% (1M GBPL+500)	06/07/25	£12,131	$15,103	$14,154	(9)(17)
	First Lien Secured Debt	5.73% (1M GBPL+500)	06/07/25	£2,657	3,348	3,100	(9)(17)
	First Lien Secured Debt - Unfunded Delayed Draw	1.50% Unfunded	06/07/25	£2,712	(131)	(198)	(8)(9) (17)(21) (23)
					18,320	17,056
Relation Insurance
AQ Sunshine, Inc.	First Lien Secured Debt	7.42% (6M L+550, 1.00% Floor)	04/15/25	$17,008	16,773	16,354	(9)
	First Lien Secured Debt - Revolver	7.42% (6M L+550, 1.00% Floor)	04/15/24	588	588	569	(9)(23)
	First Lien Secured Debt - Revolver	6.57% (3M L+550, 1.00% Floor)	04/15/24	471	471	455	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/15/24	79	(19)	(3)	(8)(9) (21)(23)
	First Lien Secured Debt - Letter of Credit	5.50%	04/30/20	38	—	(1)	(8)(9) (23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	04/15/25	1,694	(79)	(65)	(8)(9) (21)(23)
					17,734	17,309
Risk Strategies
RSC Acquisition , Inc.	First Lien Secured Debt	7.28% (3M L+550, 1.00% Floor)	11/02/26	16,121	15,832	15,468	(17)
	First Lien Secured Debt	6.95% (3M L+550, 1.00% Floor)	11/02/26	1,003	1,010	962	(17)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/02/26	494	(9)	(20)	(8)(17) (21)(23)
	First Lien Secured Debt - Letter of Credit	5.50%	04/07/20	5	—	—	(17)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	11/02/26	2,714	(86)	(110)	(8)(17) (21)(23)
					16,747	16,300
Total Insurance					$65,337	$63,006
Manufacturing, Capital Equipment
AVAD, LLC
AVAD Canada Ltd.	First Lien Secured Debt - Revolver	5.58% (1M L+400, 1.00% Floor)	10/02/23	$534	$534	$511	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	10/02/23	800	(14)	(35)	(8)(9) (21)(23)
AVAD, LLC	First Lien Secured Debt	9.33% (1M L+775, 1.00% Floor)	10/02/23	8,587	8,464	8,231	(9)
	First Lien Secured Debt - Revolver	5.58% (1M L+400, 1.00% Floor)	10/02/23	10,086	10,086	9,649	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	10/02/23	8,580	(219)	(372)	(8)(9) (21)(23)
					18,851	17,984
Kauffman
Kauffman Holdco, LLC	Common Equity/Interests - Class A Units	N/A	N/A	250,000 Shares	250	187	(9)(13)
Kauffman Intermediate, LLC	First Lien Secured Debt	7.20% (3M L+575, 1.00% Floor)	05/08/25	16,839	16,552	16,275	(9)
	First Lien Secured Debt - Revolver	6.97% (3M L+575, 1.00% Floor)	05/08/25	1,243	1,243	1,199	(9)(23)
	First Lien Secured Debt - Revolver	7.50% (3M L+575, 1.00% Floor)	05/08/25	233	233	225	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	05/08/25	932	(44)	(33)	(8)(9) (21)(23)
	First Lien Secured Debt - Letter of Credit	5.75%	07/25/20	155	—	(6)	(8)(9) (23)
					18,234	17,847
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (29)	Fair Value (1) (30)
MedPlast Holdings Inc.
MedPlast Holdings Inc.	Second Lien Secured Debt	9.20% (3M L+775)	07/02/26	8,000	7,937	7,538
Total Manufacturing, Capital Equipment					$45,022	$43,369
Media – Diversified & Production
New Wave Entertainment
NW Entertainment, Inc.	First Lien Secured Debt	8.00% (1M L+700, 1.00% Floor)	08/16/24	$23,700	$23,285	$22,738	(9)
	First Lien Secured Debt - Revolver	8.00% (1M L+700, 1.00% Floor)	08/16/24	2,400	2,400	2,297	(9)(23)
	First Lien Secured Debt - Revolver	8.36% (1M L+700, 1.00% Floor)	08/16/24	600	548	574	(9)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	08/16/24	3,000	(52)	(122)	(8)(9) (21)(23)
					26,181	25,487
Nitro World Entertainment
NWE OPCO LP	First Lien Secured Debt	8.50% (1M L+650, 2.00% Floor)	12/19/22	5,000	4,977	4,755	(9)
Sonar Entertainment
Sonar Entertainment, Inc.	First Lien Secured Debt	9.18% (1M L+760, 1.25% Floor)	11/15/21	8,058	7,981	7,917	(9)
	First Lien Secured Debt - Revolver	9.18% (1M L+760, 1.25% Floor)	11/15/21	4,097	4,097	4,025	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/15/21	18,734	(216)	(328)	(8)(9) (21)(23)
					11,862	11,614
Total Media – Diversified & Production					$43,020	$41,856
Metals & Mining
Magnetation, LLC
Magnetation, LLC	First Lien Secured Debt	9.91% (6M L+800 Cash (PIK Toggle))	12/31/19	$1,213	$581	$—	(13)(14) (26)
Total Metals & Mining					$581	$—
Retail
IPS
SI Holdings, Inc.	First Lien Secured Debt	7.45% (3M L+600, 1.00% Floor)	07/25/25	$31,641	$31,067	$30,420	(9)
	First Lien Secured Debt - Revolver	7.45% (3M L+600, 1.00% Floor)	07/25/24	853	853	820	(9)(23)
	First Lien Secured Debt - Revolver	7.20% (3M L+600, 1.00% Floor)	07/25/24	2,560	2,501	2,460	(9)(23)
					34,421	33,700
Rapid Displays
Rapid Displays Acquisition Corporation	First Lien Secured Debt	6.00% (1M L+500, 1.00% Floor)	07/01/25	440	432	423	(9)
	First Lien Secured Debt	6.76% (3M L+500, 1.00% Floor)	07/01/25	10,385	10,203	9,991	(9)
	First Lien Secured Debt	6.78% (3M L+500, 1.00% Floor)	07/01/25	577	571	555	(9)
	First Lien Secured Debt - Revolver	7.25% (P+400)	07/01/25	2,308	2,267	2,214	(9)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	07/01/25	1,154	(15)	(44)	(8)(9) (21)(23)
					13,458	13,139
Total Retail					$47,879	$46,839
Telecommunications
IPC Corporation
IPC Corporation	First Lien Secured Debt	6.78% (3M L+500, 1.00% Floor)	08/06/21	$10,000	$9,959	$8,996	(9)
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (29)	Fair Value (1) (30)
IPC Information Systems UK Holdings Limited	First Lien Secured Debt	8.21% (3M L+650, 1.50% Floor)	08/06/21	843	815	789	(9)(17)
	First Lien Secured Debt	8.24% (3M L+650, 1.50% Floor)	08/06/21	562	543	526	(9)(17)
					11,317	10,311
Securus Technologies Holdings, Inc.
Securus Technologies Holdings, Inc.	Second Lien Secured Debt	9.25% (1M L+825, 1.00% Floor)	11/01/25	12,878	12,788	10,817
Total Telecommunications					$24,105	$21,128
Transportation – Cargo, Distribution
Dynamic Product Tankers (Prime), LLC
Dynamic Product Tankers, LLC (5)	First Lien Secured Debt	8.94% (3M L+700)	06/30/23	$42,000	$41,870	$42,000	(17)
	First Lien Secured Debt - Letters of Credit	2.25%	09/20/20 - 03/31/21	6,050	—	—	(17)(23)
	Common Equity/Interests - Class A Units	N/A	N/A	N/A	49,806	36,457	(13)(17) (24)
					91,676	78,457
Heniff and Superior
Heniff Holdco, LLC	First Lien Secured Debt	7.25% (1M L+575, 1.00% Floor)	12/03/26	31,075	30,477	29,611	(9)
	First Lien Secured Debt - Revolver	6.75% (1M L+575, 1.00% Floor)	12/03/24	327	327	315	(9)(23)
	First Lien Secured Debt - Revolver	7.25% (1M L+575, 1.00% Floor)	12/03/24	327	327	315	(9)(23)
	First Lien Secured Debt - Revolver	6.80% (3M L+575, 1.00% Floor)	12/03/24	981	981	944	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/03/24	2,290	(73)	(87)	(8)(9) (21)(23)
					32,039	31,098
MSEA Tankers LLC
MSEA Tankers LLC (5)	Common Equity/Interests - Class A Units	N/A	N/A	N/A	61,950	59,735	(17)(25)
Total Transportation – Cargo, Distribution					$185,665	$169,290
Wholesale
Banner Solutions
Banner Buyer, LLC	First Lien Secured Debt	6.75% (1M L+575, 1.00% Floor)	10/31/25	$12,549	$12,345	$11,915	(9)
	First Lien Secured Debt - Revolver	6.75% (1M L+575, 1.00% Floor)	10/31/25	1,548	1,548	1,469	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	10/31/25	387	(32)	(20)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.75% Unfunded	10/31/25	5,484	(45)	(277)	(8)(9) (21)(23)
Banner Parent Holdings, Inc	Common Equity/Interests - Common Stock	N/A	N/A	5,000 Shares	500	331	(9)(13)
Total Wholesale					$14,316	$13,418
Total Investments before Cash Equivalents					$3,089,613	$2,785,433
J.P. Morgan U.S. Government Money Market Fund				$37,301	$37,301	$37,301	(22)
Total Investments after Cash Equivalents					$3,126,914	$2,822,734	(6)(7)
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
(4)Denotes investments in which we are an “Affiliated Person,” as defined in the 1940 Act, due to holding the power to vote or owning 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of March 31, 2019 and March 31, 2020 along with transactions during the year ended March 31, 2020 in these affiliated investments are as follows:

Name of Issuer	Fair Value at March 31, 2019	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at March 31, 2020	Net Realized Gains (Losses)	Interest/Dividend/Other Income
AIC SPV Holdings II, LLC, Preferred Stock	$440	$—	$—	$2	$442	$—	$94
AMP Solar Group, Inc., Class A Common Unit	6,236	—	—	2,500	8,736	—	—
Carbonfree Caustic SPE LLC, Term Loan	—	13,111	—	—	13,111	—	524
Carbonfree Chemicals SA LLC, Class B Units	—	15,403	—	(15,403)	—	—	—
Carbonfree Chemicals Holdings LLC, Common Equity / Interest	—	30,886	—	(15,781)	15,105	—	—
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC), Term Loan	—	17,057	—	(12,668)	4,389	—	318
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC), Unamortized Fee	—	—	—	—	—	—	—
Golden Bear 2016-R, LLC, Membership Interests	12,936	83	—	(3,271)	9,748	—	1,192
Pelican Energy, LLC, Membership Interests	5,320	—	(1,553)	(1,356)	2,411	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series B Preferred Stock	14,573	—	—	(11,289)	3,284	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series D Preferred Stock	5,890	—	—	(3,789)	2,101	—	—
Renew JV LLC, Membership Interests	2,296	4,216	(5,118)	(480)	914	2,800	—
SquareTwo Financial Corp. (CA Holdings, Collect America, Ltd.)	—	—	—	—	—	1,209	—
Solarplicity Group Limited, First Lien Term Loan	1,990	—	(5,811)	3,821	—	(4,740)	—
	$49,681	$80,756	$(12,482)	$(57,714)	$60,241	$(731)	$2,128
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
(7)Substantially all securities are pledged as collateral to our multi-currency revolving credit facility (the “Senior Secured Facility” as defined in Note 6 to the financial statements). As such, these securities are not available as collateral to our general creditors.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share and per share data)

Note 1. Organization
Apollo Investment Corporation (the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” or “our”), a Maryland corporation incorporated on February 2, 2004, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We commenced operations on April 8, 2004 receiving net proceeds of $870,000 from our initial public offering by selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through June 30, 2020, we have raised approximately $2,210,067 in net proceeds from additional offerings of common stock and repurchased common stock for $223,072.
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
These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended March 31, 2020.

Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income, expenses, gains and losses during the reported periods. Changes in the economic environment, financial markets, credit worthiness of our portfolio companies, the global outbreak of a novel coronavirus (COVID-19) during the first half of 2020 and any other parameters used in determining these estimates could cause actual results to differ materially.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of nonessential businesses. Such actions are creating disruption in global supply chains, and adversely impacting many industries. The outbreak has had and could continue to have an adverse impact on economic and market conditions and some economists, investment banks and The World Bank have indicated that current indicators point to a global recession that started in February 2020. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying our financial statements are reasonable and supportable based on the information available as of June 30, 2020. However uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of June 30, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates.
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
Cash and cash equivalents are carried at cost which approximates fair value. Cash equivalents held as of June 30, 2020 was $35,255. Cash equivalents held as of March 31, 2020 was $37,301.
Collateral on Option Contracts
Collateral on option contracts represents restricted cash held by our counterparty as collateral against our derivative instruments until such contracts mature or are settled upon per agreement of buyer and seller of the contract. In accordance with Accounting
Standards Update No. 2016-18, Statement of Cash Flows: Restricted Cash, the Statements of Cash Flows outline the changes in cash, including both restricted and unrestricted cash, cash equivalents and foreign currencies. As of June 30, 2020 and March 31, 2020 the Company did not hold any derivative contracts.

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
Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides an independent assessment of value. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. During the three months ended June 30, 2020, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.
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
As of June 30, 2020 and March 31, 2020, the Company did not hold any derivative contracts.
Offsetting Assets and Liabilities
The Company has elected not to offset cash collateral against the fair value of derivative contracts. The fair values of these derivatives are presented on a gross basis, even when derivatives are subject to master netting agreements.

As of June 30, 2020 and March 31, 2020, the Company did not hold any derivative contracts.

Valuation of Other Financial Assets and Financial Liabilities

ASC 825, Financial Instruments, permits an entity to choose, at specified election dates, to measure certain assets and liabilities at fair value (the “Fair Value Option”). We have not elected the Fair Value Option to report selected financial assets and financial liabilities. Debt issued by the Company is reported at amortized cost (see Note 6 to the financial statements). The carrying value of all other financial assets and liabilities approximates fair value due to their short maturities or their close proximity of the originations to the measurement date.
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
The Company records origination and other expenses related to its debt obligations as deferred financing costs. The deferred financing cost for all outstanding debt is presented as a direct deduction from the carrying amount of the related debt liability, except that incurred under the Senior Secured Facility (as defined in Note 6 to the financial statements), which the Company presents as an asset on the Statements of Assets and Liabilities. These expenses are deferred and amortized as part of interest expense using the straight-line method over the stated life of the obligation which approximates the effective yield method. In the event that we modify or extinguish our debt before maturity, the Company follows the guidance in ASC 470-50, Modification and Extinguishments (“ASC 470-50”). For modifications to or exchanges of our Senior Secured Facility (as defined in Note 6 to the financial statements), any unamortized deferred financing costs relating to lenders who are not part of the new lending group are expensed. For extinguishments of our senior secured notes and senior unsecured notes, any unamortized deferred financing costs are deducted from the carrying amount of the debt in determining the gain or loss from the extinguishment.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
Federal and State Income Taxes
We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through June 30, 2020 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ending March 31, 2021. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.
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
If we fail to satisfy the annual distribution requirement or otherwise fail to qualify as a RIC in any taxable year, we would be subject to tax on all of our taxable income at regular corporate rates. Distribution would generally be taxable to our individual and other non-corporate taxable stockholders as ordinary dividend income eligible for the reduced maximum rate applicable to qualified dividend income to the extent of our current and accumulated earnings and profits provided certain holding period and other requirements are met. Subject to certain limitation under the Code, corporate distributions would be eligible for the dividend-received deduction. To qualify again to be taxed as a RIC in a subsequent year, we would be required to distribute to our stockholders our accumulated earnings and profits attributable to non RIC years. In addition, if we failed to qualify as a RIC for a period greater than two taxable years, then, in order to qualify as a RIC in a subsequent year, we would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of five years.
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the financial statements. As of June 30, 2020, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2017 remain subject to examination by the Internal Revenue Service.
Retroactive Adjustments for Common Stock Reverse Split
The Company’s Board of Directors approved a one-for-three reverse stock split of the Company’s common stock on October 30, 2018, which was effective as of close of business as of November 30, 2018 (the “Reverse Stock Split”). All common share and common per share amounts in the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split as disclosed in Note 7.

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
On May 21, 2020, the SEC revised its measure of “significant subsidiary” set forth in Rule 1-02(w)(2) for investment companies. The new definition includes an alternative income measure to determine a “significant subsidiary”. The final rule will be effective on January 1, 2021, but voluntary compliance is permitted in advance of the effective date. The Company has elected to implement this new rule for the current period. See Note 5 to the financial statements for more information on the Company’s unconsolidated significant subsidiaries.
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

For accounting purposes only, we are required under GAAP to accrue a theoretical capital gains incentive fee based upon net realized capital gains and unrealized capital gain and loss on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no accrual for theoretical capital gains incentive fee for the three months ended June 30, 2020 and 2019. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (the “Advisers Act”) or the investment advisory management agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the investment advisory management agreement which specifically excludes consideration of unrealized capital gain.

For the three months ended June 30, 2020 and 2019, the Company recognized $9,524 and $9,539 respectively, of management fees, and $0 and $0, respectively, of incentive fees before impact of waived fees. For the three months ended June 30, 2020 and 2019, no management fees were waived (as not applicable) and no incentive fees were waived.
As of June 30, 2020 and March 31, 2020, management and performance-based incentive fees payable were $9,524 and $10,289, respectively.
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
For three months ended June 30, 2020 and the year ended March 31, 2020, there was no fee offset.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
Administration Agreement with AIA
The Company has also entered into an administration agreement with the Administrator (the “Administration Agreement”) under which AIA provides administrative services for the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator and requested to be reimbursed by the Administrator in performing its obligations under the Administration Agreement. The expenses include rent and the Company’s allocable portion of compensation and other related expenses for its Chief Financial Officer, Chief Legal Officer and Chief Compliance Officer and their respective staffs. For the three months ended June 30, 2020 and 2019, the Company recognized administrative services expense under the Administration Agreement of $1,188 and $1,725, respectively. There was no payable to AIA and its affiliates for expenses paid on our behalf as of June 30, 2020 and March 31, 2020.
Administrative Service Expense Reimbursement
Merx Aviation Finance, LLC (“Merx”), a wholly-owned portfolio company of the Company, has entered into an administration agreement with the Administrator (the “Merx Administration Agreement”) under which AIA provides administrative services to Merx and several Merx managed entities. For the three months ended June 30, 2020 and 2019, the Company recognized administrative service expense reimbursements of $75 and $62, respectively, under the Merx Administration Agreement.
Debt Expense Reimbursements
The Company has also entered into debt expense reimbursement agreements with Merx and several other portfolio companies, which will reimburse the Company for reasonable out-of-pocket expenses incurred, including any interest, fees or other amounts incurred by the Company in connection with letters of credit issued on their behalf. For the three months ended June 30, 2020 and 2019, the Company recognized debt expense reimbursements of $35 and $36, respectively, under the debt expense reimbursement agreements.
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
As of June 30, 2020, the Company’s co-investment holdings were 61% of the portfolio or $1,621,255, measured at fair value. On a cost basis, 56% of the portfolio or $1,663,690 were co-investments. As of March 31, 2020, the Company’s co-investment holdings were 59% of the portfolio or $1,653,269, measured at fair value. On a cost basis, 55% of the portfolio or $1,711,258 were co-investments.
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

On April 1, 2020, $105,300 of the Merx first lien secured revolver held by the Company was converted into common equity. The balance of the Merx revolver as of June 30, 2020 was $200,000. In addition, the interest rate on the revolver was lowered from 12% to 10%.
Note 4. Earnings Per Share
The following table sets forth the computation of earnings (loss) per share (“EPS”), pursuant to ASC 260-10, for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019
Basic Earnings Per Share
Net increase in net assets resulting from operations	$2,995	$23,829
Weighted average shares outstanding	65,259,176	68,588,541
Basic earnings per share	$0.05	$0.35

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
Note 5. Investments
Fair Value Measurement and Disclosures
The following table shows the composition of our investment as of June 30, 2020, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$2,253,683	$2,093,720	$—	$—	$2,093,720
Second Lien Secured Debt	353,249	309,111	—	—	309,111
Unsecured Debt	—	—	—	—	—
Structured Products and Other	16,729	9,815	—	—	9,815
Preferred Equity	22,690	8,720	—	—	8,720
Common Equity/Interests	344,377	249,457	—	426	249,031
Warrants	135	217	—	—	217
Total Investments before Cash Equivalents	$2,990,863	$2,671,040	$—	$426	$2,670,614
Money Market Fund	$35,255	$35,255	$35,255	$—	$—
Total Cash Equivalents	$35,255	$35,255	$35,255	$—	$—
Total Investments after Cash Equivalents	$3,026,118	$2,706,295	$35,255	$426	$2,670,614
The following table shows the composition of our investment as of March 31, 2020, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$2,423,736	$2,265,800	$—	$—	$2,265,800
Second Lien Secured Debt	385,924	343,420	—	—	343,420
Unsecured Debt	—	—	—	—	—
Structured Products and Other	16,729	9,748	—	—	9,748
Preferred Equity	22,679	7,968	—	—	7,968
Common Equity/Interests	240,362	158,361	—	418	157,943
Warrants	183	136	—	—	136
Total Investments and Cash Equivalents	$3,089,613	$2,785,433	$—	$418	$2,785,015
Money Market Fund	$37,301	$37,301	$37,301	$—	$—
Total Cash Equivalents	$37,301	$37,301	$37,301	$—	$—
Total Investments after Cash Equivalents	$3,126,914	$2,822,734	$37,301	$418	$2,785,015

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
The following table shows changes in the fair value of our Level 3 investments during the three months ended June 30, 2020:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of March 31, 2020	$2,265,800	$343,420	$—	$9,748	$7,968	$157,943	$136	$2,785,015
Net realized gains (losses)	(7,333)	(1,247)	—	—	—	—	(48)	(8,628)
Net change in unrealized gains (losses)	(2,026)	(1,636)	—	67	741	(12,927)	129	(15,652)
Net amortization on investments	2,693	256	—	—	—	—	—	2,949
Purchases, including capitalized PIK (3)	139,107	373	—	—	11	105,307	—	244,798
Sales (3)	(304,521)	(32,055)	—	—	—	(1,292)	—	(337,868)
Transfers out of Level 3 (1)	—	—	—	—	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—	—	—	—	—
Fair value as of June 30, 2020	$2,093,720	$309,111	$—	$9,815	$8,720	$249,031	$217	$2,670,614

Net change in unrealized gains (losses) on Level 3 investments still held as of June 30, 2020	$(13,438)	$(3,098)	$—	$68	$741	$(12,927)	$81	$(28,573)
(1)Transfers out (if any) of Level 3 are due to an increase in the quantity and reliability of broker quotes obtained and transfers into (if any) Level 3 are due to a decrease in the quantity and reliability of broker quotes obtained as assessed by the Investment Adviser. Transfers are assumed to have occurred at the end of the period. There were no transfers between Level 1 and Level 2 fair value measurements during the period shown.
(2)Includes unfunded commitments measured at fair value of $(12,144).
(3)Includes reorganizations and restructuring of investments.
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
(1)Transfers out (if any) of Level 3 are due to an increase in the quantity and reliability of broker quotes obtained and transfers into (if any) Level 3 are due to a decrease in the quantity and reliability of broker quotes obtained as assessed by the Investment Adviser. Transfers are assumed to have occurred at the end of the period. There were no transfers between Level 1 and Level 2 fair value measurements during the period shown.
(2)Includes unfunded commitments measured at fair value of $(8,127).
(3)Includes reorganizations and restructuring of investments.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of June 30, 2020 and March 31, 2020. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.
The unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2020 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Secured Debt	$241,999	Discounted Cash Flow	Discount Rate	2.3%	14.3%	12.4%
		Residual Value	Residual Value	N/A	N/A	N/A
	49,982	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
		Market Comparable Technique	Comparable Multiple	1.2x	10.0x	6.8x
	47,475	Recovery Analysis	Commodity Price	30.60	60.75	58.46
	1,036	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	1,753,228	Yield Analysis	Discount Rate	3.6%	26.5%	8.9%
Second Lien Secured Debt	11,493	Recovery Analysis	Commodity Price	35.00	64.00	60.51
	297,618	Yield Analysis	Discount Rate	7.0%	21.0%	12.8%
Structured Products and Other	9,815	Discounted Cash Flow	Discount Rate	13.5%	13.5%	13.5%
Preferred Equity	436	Discounted Cash Flow	Discount Rate	13.5%	13.5%	13.5%
	2,374	Market Comparable Technique	Comparable Multiple	3.2x	11.0x	3.6x
	5,910	Option Pricing Model	Expected Volatility	65.7%	65.7%	65.7%
	—	Yield Analysis	Discount Rate	26.5%	26.5%	0.0%
Common Equity/Interests	11,053	Discounted Cash Flow	Discount Rate	13.5%	31.0%	25.3%
	215,128	Discounted Cash Flow	Discount Rate	11.1%	14.3%	12.3%
		Residual Value	Residual Value	N/A	N/A	N/A
	20,439	Market Comparable Technique	Comparable Multiple	5.0x	13.5x	6.2x
	2,411	Recovery Analysis	Commodity Price	30.60	60.75	58.87
	—	Recovery Analysis	Recoverable Amount	0.0%	0.0%	0.0%
Warrants	217	Option Pricing Model	Expected Volatility	35.0%	50.0%	46.7%
Total Level 3 Investments	$2,670,614
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
The unobservable inputs used in the fair value measurement of our Level 3 investments as of March 31, 2020 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Secured Debt	$347,299	Discounted Cash Flow	Discount Rate	2.3%	14.7%	12.3%
	61,471	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
		Market Comparable Technique	Comparable Multiple	1.3x	9.3x	6.3x
	96,729	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	47,215	Recovery Analysis	Commodity Price	30.00	57.50	57.04
	2,066	Recovery Analysis	Liquidation	N/A	N/A	N/A
	1,036	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	1,709,984	Yield Analysis	Discount Rate	4.3%	31.1%	9.5%
Second Lien Secured Debt	14,711	Recovery Analysis	Commodity Price	34.00	60.00	56.25
	328,709	Yield Analysis	Discount Rate	6.1%	17.5%	12.8%
Structured Products and Other	9,748	Discounted Cash Flow	Discount Rate	13.5%	13.5%	13.5%
Preferred Equity	442	Discounted Cash Flow	Discount Rate	13.5%	13.5%	13.5%
	2,142	Market Comparable Technique	Comparable Multiple	3.3x	4.7x	3.7x
	5,384	Option Pricing Model	Expected Volatility	47.0%	47.0%	47.0%
	—	Yield Analysis	Discount Rate	20.0%	20.0%	0.0%
Common Equity/Interests	135,288	Discounted Cash Flow	Discount Rate	12.2%	31.3%	14.9%
	20,144	Market Comparable Technique	Comparable Multiple	3.2x	13.0x	6.0x
	100	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	2,411	Recovery Analysis	Commodity Price	$30.00	$60.00	$56.06
Warrants	136	Option Pricing Model	Expected Volatility	35.0%	70.0%	57.7%
	—	Recovery Analysis	Liquidation	N/A	N/A	N/A
Total Level 3 Investments	$2,785,015
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
Investment Transactions
For the three months ended June 30, 2020 and 2019, purchases of investments on a trade date basis were $137,889 and $435,259, respectively. For the three months ended June 30, 2020 and 2019, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $232,859 and $220,262, respectively.
PIK Income
The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the three months ended June 30, 2020 and 2019, PIK income earned was $1,514 and $5,556, respectively.
The following table shows the change in capitalized PIK balance for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019
PIK balance at beginning of period	$37,481	$23,721
PIK income capitalized	1,610	4,883
Adjustments due to investments exited or written off	—	—
PIK income received in cash	(75)	—
PIK balance at end of period	$39,016	$28,604
Dividend Income on CLOs
The Company holds structured products and other investments. The CLO equity investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The Company records as dividend income the accretable yield from its beneficial interests in structured products such as CLOs based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. During the three months ended June 30, 2020 and 2019, dividend income from structured products was $345 and $319, respectively.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
Investments on Non-Accrual Status
As of June 30, 2020, 6.1% of total investments at amortized cost, or 1.7% of total investments at fair value, were on non-accrual status. As of March 31, 2020, 5.1% of total investments at amortized cost, or 1.7% of total investments at fair value, were on non-accrual status.
Unconsolidated Significant Subsidiaries
The following unconsolidated subsidiaries are considered significant subsidiaries under SEC Regulation S-X Rule 10-01(b)(1) as of June 30, 2020. Accordingly, summarized, unaudited, comparative financial information is presented below for the unconsolidated significant subsidiary.

Merx Aviation Finance, LLC

Merx Aviation Finance, LLC and its subsidiaries are principally engaged in acquiring and leasing commercial aircraft to airlines. Its focus is on current generation aircraft, held either domestically or internationally. Merx may acquire fleets of aircraft primarily through securitized, non-recourse debt or individual aircraft. Merx may outsource its aircraft servicing requirements to third parties that have the global staff and expertise necessary to complete such tasks. The following table shows unaudited summarized financial information for Merx:

	Three Months Ended June 30,
	2020	2019*
Net revenue	$49,244	$56,824
Net operating income	15,570	20,848
Earnings (loss) before taxes	(3,082)	(1,217)
Net profit (loss)	(2,559)	(1,076)
*Certain amounts in the prior period have been reclassified to conform with the current period classifications. Management does not consider the revision to have a material impact on the financial statements.
Note 6. Debt and Foreign Currency Transactions and Translations
On April 4, 2018, the Company’s Board of Directors, including a “required majority” (as defined in Section 57(o) of the Investment Company Act of 1940, as amended) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the Investment Company Act of 1940. As a result, effective on April 4, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150% (i.e., the revised regulatory leverage limitation permits BDCs to double the amount of borrowings, such that we would be able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us).

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
The Company’s outstanding debt obligations as of June 30, 2020 were as follows:

	Date Issued/Amended	Total Aggregate Principal Amount Committed	Principal Amount Outstanding		Fair Value		Final Maturity Date
Senior Secured Facility	11/19/2018	$1,810,000	$1,409,647	*	$1,416,999	(1)	11/19/2023
2025 Notes	3/3/2015	350,000	350,000		324,752	(2)	3/3/2025
Total Debt Obligations		$2,160,000	$1,759,647		$1,741,751
Deferred Financing Cost and Debt Discount			$(4,543)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount			$1,755,104
____________________
*Includes foreign currency debt obligations as outlined in Foreign Currency Transactions and Translations within this note to the financial statements.
(1)The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of June 30, 2020. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.
(2)The fair value of these debt obligations would be categorized as Level 2 under ASC 820 as of June 30, 2020.. The valuation is based on broker quoted prices.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
Senior Secured Facility
On November 19, 2018, the Company amended and restated its senior secured, multi-currency, revolving credit facility (the “Senior Secured Facility”) from the previous December 22, 2016 amendment. The amended and restated agreement reduced the Company’s minimum asset coverage financial covenant from 200% to 150%, increased the lenders commitments from $1,190,000 to $1,590,000, extended the final maturity date through November 19, 2023, and included an accordion provision which allows the Company to increase the total commitments under the existing revolving facility up to an aggregate principal amount of $2,385,000 from new or existing lenders on the same terms and conditions as the existing commitments. On February 28, 2019, the Company entered into an amendment to its Senior Secured Facility to increase the multicurrency commitments by $50,000 from $1,590,000 to $1,640,000. On May 31, 2019, the Company entered into an amendment to its Senior Secured Facility to increase the multicurrency commitments by $70,000 from $1,640,000 to $1,710,000. On March 13, 2020, the Company entered into an amendment to its Senior Secured Facility to increase the multicurrency commitments by $100,000 from $1,710,000 to $1,810,000 pursuant to the accordion provisions therein. The accordion provisions under the Senior Secured Facility allow the Company to increase the total commitments under the existing revolving facility up to an aggregate principal amount of $2,385,000 from new or existing lenders on the same terms and conditions as the existing commitments. The Senior Secured Facility is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. Commencing November 30, 2022, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the Senior Secured Facility as of November 19, 2022. In addition, the stated interest rate on the facility remains as a formula-based calculation based on a minimum borrowing base, resulting in a stated interest rate, depending on the type of borrowing, of (a) either LIBOR plus 1.75% per annum or LIBOR plus 2.00% per annum, or (b) either Alternate Base Rate plus 0.75% per annum or Alternate Base Rate plus 1% per annum. As of June 30, 2020, the stated interest rate on the facility was LIBOR plus 2.00%. The Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Senior Secured Facility and participation fees and fronting fees of up to 2.25% per annum on the letters of credit issued.
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

The Senior Secured Facility also provides for the issuance of letters of credit up to an aggregate amount of $150,000. As of June 30, 2020 and March 31, 2020, the Company had $6,227 and $6,227, respectively, in standby letters of credit issued through the Senior Secured Facility. The amount available for borrowing under the Senior Secured Facility is reduced by any standby letters of credit issued through the Senior Secured Facility. Under GAAP, these letters of credit are considered commitments because no funding has been made and as such are not considered a liability. These letters of credit are not senior securities because they are not in the form of a typical financial guarantee and the portfolio companies are obligated to refund any drawn amounts. The available remaining capacity under the Senior Secured Facility was $394,126 and $354,371 as of June 30, 2020 and March 31, 2020, respectively. Terms used in this disclosure have the meanings set forth in the Senior Secured Facility agreement.

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
The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019
Average debt outstanding	$1,792,960	$1,250,566
Maximum amount of debt outstanding	1,818,920	1,357,283

Weighted average annualized interest cost (1)	3.12%	5.15%
Annualized amortized debt issuance cost	0.31%	0.45%
Total annualized interest cost	3.43%	5.60%
____________________
(1)Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Facility. Commitment fees for the three months ended June 30, 2020 and 2019 were $339 and $845, respectively.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
Foreign Currency Transactions and Translations
The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of June 30, 2020:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
Canadian Dollar	C$	2,300	$1,894	$1,689	$205	7/31/2020
Euro		€36,400	39,960	40,883	(923)	7/31/2020
British Pound		£3,500	4,456	4,324	132	7/15/2020
British Pound		£3,000	3,523	3,707	(184)	7/22/2020
British Pound		£96,000	119,382	118,617	765	7/31/2020
Australian Dollar	A$	1,000	701	688	13	7/15/2020
Australian Dollar	A$	6,000	4,406	4,131	275	7/31/2020
			$174,322	$174,039	$283
The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of March 31, 2020:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
Canadian Dollar	C$	2,300	$1,894	$1,616	$278	4/30/2020
Euro		€36,400	39,960	39,940	20	4/30/2020
British Pound		£3,500	4,456	4,340	116	4/14/2020
British Pound		£9,000	11,631	11,159	472	4/24/2020
British Pound		£1,500	1,943	1,860	83	4/27/2020
British Pound		£87,000	107,751	107,876	(125)	4/30/2020
British Pound		£3,000	3,523	3,720	(197)	4/20/2020
Australian Dollar	A$	1,000	701	612	89	4/14/2020
Australian Dollar	A$	6,000	4,406	3,672	734	4/30/2020
			$176,265	$174,795	$1,470
As of June 30, 2020 and March 31, 2020, the Company was in compliance with all debt covenants for all outstanding debt obligations.
Note 7. Stockholders’ Equity
There were no equity offerings of common stock during the three months ended June 30, 2020 and March 31, 2020.
The Company adopted the following plans, approved by the Board of Directors, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the Securities Exchange Act of 1934 (the “1934 Act”) (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased	Cost of Shares Repurchased	Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50,000	$50,000	$—
December 14, 2015	50,000	50,000	—
September 14, 2016	50,000	50,000	—
October 30, 2018	50,000	50,000	—
February 6, 2019	50,000	23,071	26,929
Total as of June 30, 2020	$250,000	$223,071	$26,929

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
During the three months ended June 30, 2020, the Company did not repurchase shares.
During the three months ended June 30, 2019, the Company repurchased 949,633 shares at a weighted average price per share of $15.92, inclusive of commissions, for a total cost of $15,122. This represents a discount of approximately 16.32% of the average net asset value per share for the three months ended June 30, 2019.

Since the inception of the Repurchase Plans through June 30, 2020, the Company repurchased 13,654,578 shares at a weighted average price per share of $16.34, inclusive of commissions, for a total cost of $223,072. Including fractional shares, the company has repurchased 13,654,608 shares at a weighted average price per share of $16.34, inclusive of commissions for a total cost of $223,072.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
On July 22, 2019, the Board of Directors approved Articles of Amendment which amended the Company’s charter to reduce the amount of authorized capital stock from 400,000,000 shares, par value $0.001 per share, to 130,000,000 shares, par value $0.001 per share. The Articles of Amendment were accepted for record by the Department of Assessments and Taxation of the State of Maryland on July 22, 2019 and immediately became effective.

On March 19, 2020, the Company announced a suspension of its stock repurchase program, including amounts allocated to Rule 10b5-1 repurchase plans. The Company retained the right to reinstate the stock repurchase program.

Note 8. Commitments and Contingencies
The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of June 30, 2020 and March 31, 2020, the Company had the following unfunded commitments to its portfolio companies:

	June 30, 2020	March 31, 2020
Unfunded revolver obligations and bridge loan commitments (1)	$270,721	$269,716
Standby letters of credit issued and outstanding (2)	10,423	9,014
Unfunded delayed draw loan commitments (performance thresholds not met) (3)	194,788	230,778
Total Unfunded Commitments (4)	$475,932	$509,508
____________________
(1)The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of June 30, 2020 and March 31, 2020, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of June 30, 2020 and March 31, 2020, the bridge loan commitments included in the balances were $0 and $15,050, respectively.
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
(4)The Company also had an unfunded revolver commitment to its fully controlled affiliate Merx Aviation Finance, LLC of $100,000 and $194,700 as of June 30, 2020 and March 31, 2020, respectively. Given the Company’s controlling interest, the timing and the amount of the funding has not been determined.
As further discussed in Note 2, the full extent of the impact of COVID-19 on the global economy generally, and the Company’s business in particular is uncertain. As of June 30, 2020, no contingencies have been recorded on the Company’s Statement of Assets and Liabilities as a result of COVID-19, however as the global pandemic continues and the economic implications worsen, it may have long-term impacts on the Company’s financial condition, results of operations, and cash flows. Refer to Note 2 for further discussion of COVID-19.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
Note 9. Financial Highlights
The following is a schedule of financial highlights for the three months ended June 30, 2020 and 2019.

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
	(Unaudited)	(Unaudited)
Per Share Data*
Net asset value at beginning of period	$15.70	$19.06
Net investment income (1)	0.43	0.50
Net realized and change in unrealized gains (losses) (1)	(0.39)	(0.16)
Net increase in net assets resulting from operations	0.05	0.35
Distribution of net investment income (2)	(0.45)	(0.45)
Distribution of return of capital (2)	—	—
Accretion due to share repurchases	0.00	0.04
Net asset value at end of period	$15.29	$19.00

Per share market value at end of period	$9.57	$15.80
Total return (3)	48.77%	7.25%
Shares outstanding at end of period	65,259,176	67,927,353
Weighted average shares outstanding	65,259,176	68,588,541

Ratio/Supplemental Data
Net assets at end of period (in millions)	$997.9	$1,290.7
Annualized ratio of operating expenses to average net assets (4)(5)	5.19%	4.48%
Annualized ratio of interest and other debt expenses to average net assets (5)	6.09%	5.40%
Annualized ratio of total expenses to average net assets (4)(5)	11.28%	9.88%
Annualized ratio of net investment income to average net assets (5)	11.20%	10.67%
Average debt outstanding (in millions)	$1,793.0	$1,250.6
Average debt per share	$27.47	$18.23
Annualized portfolio turnover rate (5)	20.27%	35.24%
Asset coverage per unit (6)	$1.57	$1,949
____________________
*Totals may not foot due to rounding.
(1)Financial highlights are based on the weighted average number of shares outstanding for the period presented.
(2)The tax character of distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. Although the tax character of distributions paid to stockholders through June 30, 2020 may include return of capital, the exact amount cannot be determined at this point. Per share amounts are based on actual rate per share.
(3)Total return is based on the change in market price per share during the respective periods. Total return also takes into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan. Total return does not reflected sales load.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
(4)The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown inclusive of all voluntary management and incentive fee waivers (See Note 3 to the financial statements). For the three months ended June 30, 2020, the annualized ratio of operating expenses to average net assets and the annualized ratio of total expenses to average net assets would be 5.22% and 11.33%, respectively, without the voluntary fee waivers. For the three months ended June 30, 2019, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 4.50% and 9.91%, respectively, without the voluntary fee waivers.
(5)Annualized for the three months ended June 30, 2020 and 2019.
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
The Company believes the estimates and assumptions underlying our financial statements are reasonable and supportable based on the information available as of June 30, 2020. However uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of June 30, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates. To the extent the Company's portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on the Company's future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company's portfolio companies. See Note 2 for information regarding the potential impact of the COVID-19 pandemic.
On August 6, 2020, the Company’s Board of Directors (the “Board”) declared a distribution of $0.31 per share, payable on October 7, 2020 to stockholders of record as of September 21, 2020. On August 6, 2020, the Company’s Board also declared a supplemental distribution of $0.05 per share payable on October 7, 2020 to shareholders of record as of September 21, 2020. Going forward, in addition to a quarterly base distribution of $0.31 per share, the Board expects to declare a quarterly supplemental distribution in an amount to be determined each quarter. There can be no assurances that the Board will continue to declare a base distribution of $0.31 per share or a supplemental distribution.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Apollo Investment Corporation
Results of Review of Interim Financial Statements

We have reviewed the accompanying statement of assets and liabilities, including the schedule of investments, of Apollo Investment Corporation (the “Company”) as of June 30, 2020, and the related statements of operations, of changes in net assets and of cash flows for the three-month periods ended June 30, 2020 and 2019, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities, including the schedule of investments, of the Company as of March 31, 2020, and the related statements of operations, of changes in net assets and of cash flows for the year then ended (not presented herein), and in our report dated May 21, 2020, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of assets and liabilities, including the schedule of investments, as of March 31, 2020, is fairly stated, in all material respects, in relation to the statement of assets and liabilities, including the schedule of investments, from which it has been derived.

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
August 6, 2020

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
Overview
Apollo Investment Corporation (the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” or “our”) was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. We commenced operations on April 8, 2004 upon completion of our initial public offering that raised $870 million in net proceeds from selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through June 30, 2020, we have raised approximately $2.21 billion in net proceeds from additional offerings of common stock and we have repurchased common stock for $223.1 million.

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
COVID-19 Developments
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) a pandemic, which has resulted in uncertainty and disruption in the global economy and financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential businesses. Such actions are creating disruption in global supply chains, and adversely impacting many industries. The outbreak has had and could continue to have an adverse impact on economic and market conditions and some economists, investment banks and The World Bank have indicated that current indicators point to a global recession that started in February 2020. While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our portfolio companies, for an indefinite period of time.

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

The COVID-19 pandemic and the related disruption and financial distress experienced by our portfolio companies may have material adverse effects on our investment income, particularly our interest income, received from our investments. In connection with the adverse effects of the COVID-19 pandemic, we may need to restructure our investments in some of our portfolio companies, which could result in reduced interest payments, an increase in the amount of PIK interest we receive, or result in permanent impairments on our investments. As of June 30, 2020, the fair value of our investments has been adversely impacted by the COVID-19 pandemic. Our investment valuations are inherently less certain than they would be absent the current and potential impacts of COVID-19 and the values assigned as of this date may materially differ from the values that may ultimately be realized. The downturn in the aviation industry from COVID-19 has resulted in Merx recording impairment losses related to aircraft leasing and impacted its financial condition. This may result in the further unrealized depreciation in value on the Company’s investments in Merx. Further, any additional write downs in the value of our investments may reduce our net asset value. These events may also limit our investment origination pipeline and may increase our future funding costs.

We have had a significant reduction in our net change in unrealized losses as of June 30, 2020 as compared to June 31, 2019, which is primarily the result of the impact of the COVID-19 pandemic. The decrease primarily resulted from an increase in the aggregate unrealized depreciation of our investment portfolio resulting from decreases in the fair value of some of our portfolio company investments primarily due to the immediate adverse economic effects of the COVID-19 pandemic and the continuing uncertainty surrounding its long-term impact, as well as the re-pricing of credit risk in the broadly syndicated credit market. We believe that the COVID-19 pandemic represents an extraordinary circumstance that materially impacts the fair value of our investments. As a result, the fair value of our portfolio investments may be further negatively impacted after June 30, 2020 by by continued duration of the adverse market, as well as circumstances and events that are not yet known.

We are also subject to financial risks, including changes in market interest rates. As of June 30, 2020, all of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.
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
Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment, and the competitive environment for the types of investments we make. As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of June 30, 2020, non-qualifying assets represented approximately 18.2% of the total assets of the Company.

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

Portfolio and Investment Activity
Our portfolio and investment activity during the three months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended June 30,
(in millions)*	2020	2019
Investments made in portfolio companies	$137.9	$435.3
Investments sold	(69.1)	(9.6)
Net activity before repaid investments	68.8	425.7
Investments repaid	(163.8)	(210.7)
Net investment activity	$(95.0)	$215.0

Portfolio companies at beginning of period	152	113
Number of new portfolio companies	1	21
Number of exited portfolio companies	(4)	(5)
Portfolio companies at end of period	149	129

Number of investments made in existing portfolio companies	35	30
____________________
*Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of June 30, 2020 and March 31, 2020 were as follows:

	June 30, 2020	March 31, 2020
Portfolio composition, at fair value:
First lien secured debt	78%	81%
Second lien secured debt	12%	13%
Total secured debt	90%	94%
Unsecured debt	—	—
Structured products and other	0%	0%
Preferred equity	0%	0%
Common equity/interests and warrants	10%	6%
Weighted average yields, at amortized cost (1):
First lien secured debt (2)	7.9%	8.5%
Second lien secured debt (2)	9.8%	10.2%
Secured debt portfolio (2)	8.1%	8.7%
Unsecured debt portfolio (2)	—	—
Total debt portfolio (2)	8.1%	8.7%
Total portfolio (3)	6.8%	8.0%
Interest rate type, at fair value (4):
Fixed rate amount	—	—
Floating rate amount	$2.1 billion	$2.2 billion
Fixed rate, as percentage of total	—	—
Floating rate, as percentage of total	100%	100%
Interest rate type, at amortized cost (4):
Fixed rate amount	—	—
Floating rate amount	$2.2 billion	$2.3 billion
Fixed rate, as percentage of total	—	—
Floating rate, as percentage of total	100%	100%
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
Since the initial public offering of Apollo Investment in April 2004 and through June 30, 2020, invested capital totaled $21.4 billion in 539 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 100 different financial sponsors.
Recent Developments
On May 20, 2020, Carl Spielvogel announced that he will be retiring from the board of directors of the Company, effective as of the end of the day on August 11, 2020.

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
As of June 30, 2020, $2.67 billion or 100.0% of the Company’s investments were classified as Level 3. The high proportion of Level 3 investments relative to our total investments is directly related to our investment philosophy and target portfolio, which consists primarily of long-term secured debt, as well as unsecured and mezzanine positions of private middle-market companies. A fundamental difference exists between our investments and those of comparable publicly traded fixed income investments, namely high-yield bonds, and this difference affects the valuation of our private investments relative to comparable publicly traded instruments.

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

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides a valuation. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered in the valuation process of independent valuation firms. During the three months ended June 30, 2020, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.
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

Results of Operations
Operating results for the three months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,
(in millions)*	2020	2019
Investment Income
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$53.6	$59.6
Dividend income	1.1	0.4
PIK interest income	1.5	5.6
Other income	0.4	0.9
Total investment income	$56.7	$66.5
Expenses
Management and performance-based incentive fees, net of amounts waived	$9.5	$9.5
Interest and other debt expenses, net of reimbursements	15.4	17.4
Administrative services expense, net of reimbursements	1.1	1.7
Other general and administrative expenses	2.4	3.3
Net Expenses	$28.4	$32.0
Net Investment Income	$28.2	$34.5
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$(8.4)	$1.3
Net change in unrealized gains (losses)	(16.8)	(12.0)
Net Realized and Change in Unrealized Gains (Losses)	(25.2)	(10.7)
Net Increase in Net Assets Resulting from Operations	$3.0	$23.8

Net Investment Income on Per Average Share Basis (1)	$0.43	$0.50
Earnings per share — basic (1)	$0.05	$0.35
____________________
*Totals may not foot due to rounding.
(1)Based on the weighted average number of shares outstanding for the period presented.

Total Investment Income
The decrease in total investment income for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily driven by the decrease in total interest income (including PIK) of $10.1 million. The decrease in total interest income (including PIK) was due to a decrease in the average yield for the total debt portfolio, from 10.0% for the three months ended June 30, 2019 to 8.4% for the three months ended June 30, 2020. Additionally, there was an decrease in prepayment fees and income recognized from the acceleration of discount, premium, or deferred fees on repaid investments which totaled $0.3 million and $2.8 million for the three months ended June 30, 2020 and 2019, respectively. This was partially offset by a higher income-bearing investment portfolio. Furthermore, the increase in dividend income was due to an increase in dividends received from MSEA Tankers LLC. There was also a decrease in other income of $0.6 million due to primarily lower bridge fees.
On July 27, 2017, the Financial Conduct Authority (“FCA”) announced that it would phase out the London Interbank Offered Rate (“LIBOR”) as a benchmark by the end of 2021 and the FCA has indicated that market participants should not rely on LIBOR being available after 2021. As an alternative to LIBOR, for example, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements, backed by Treasury securities. Abandonment of or modifications to LIBOR could have adverse impacts on newly issued financial instruments and our existing financial instruments which reference LIBOR. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR, or any changes announced with respect to such reforms, may result in a sudden or prolonged increase or decrease in the reported LIBOR rates and the value of LIBOR-based loans and securities, including those of other issuers we or our funds currently own or may in the future own. It remains uncertain how such changes would be implemented and the effects such changes would have on us, issuers of instruments in which we invest and financial markets generally.
The expected discontinuation of LIBOR could have a significant impact on our business. The dollar amount of our outstanding debt investments and borrowings that are linked to LIBOR with maturity dates after the anticipated discontinuation date of 2021 is material. We anticipate significant operational challenges for the transition away from LIBOR including, but not limited to, amending existing loan agreements with borrowers on investments that may have not been modified with fallback language and adding effective fallback language to new agreements in the event that LIBOR is discontinued before maturity. Beyond these challenges, we anticipate there may be additional risks to our current processes and information systems that will need to be identified and evaluated by us. Due to the uncertainty of the replacement for LIBOR, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.
Net Expenses
The decrease in net expenses for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily driven by the decrease in interest and other debt expenses of $2.1 million. The decrease in interest and other debt expenses was attributed to a decrease in total cost of debt, from 5.6% for the three months ended June 30, 2019 to 3.4% for the three months ended June 30, 2020, primarily due to the early repayment of the 2043 Senior Unsecured Notes in August 2019 and decreases in LIBOR. This was partially offset by an increase in average debt outstanding and net leverage from $1.25 billion and 1.03x, respectively during the three months ended June 30, 2019, to $1.79 billion and 1.66x, respectively during the three months ended June 30, 2020. Furthermore, the decrease of 0.9 million in other general and administrative expenses was primarily due to a decrease in legal fees from $1.2 million for the three months ended June 30, 2019 to $1.0 million for the three months ended June 30, 2020.

Net Realized Gains (Losses)
During the three months ended June 30, 2020, we recognized gross realized gains of $0.4 million and gross realized losses of $8.8 million, resulting in net realized losses of $8.4 million. Significant realized gains (losses) for the three months ended June 30, 2020 are summarized below:

(in millions)	Net Realized Gain (Loss)
ZPower, LLC	$(6.1)	*
* ZPower, LLC was written down during the quarter and the realized loss was previously recorded as an unrealized loss.

During the three months ended June 30, 2019, we recognized gross realized gains of $1.3 million and gross realized losses of $0.0 million, resulting in net realized gains of $1.3 million. Significant realized gains (losses) for the three months ended June 30, 2019 are summarized below:

(in millions)	Net Realized Gain (Loss)
SquareTwo (CA Holdings, Collect America, Ltd.)	$1.1
Net Change in Unrealized Gains (Losses)
During the three months ended June 30, 2020, we recognized gross unrealized gains of $26.0 million and gross unrealized losses of $42.8 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $16.8 million. Significant changes in unrealized gains (losses) for the three months ended June 30, 2020 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
ZPower, LLC	$4.8
PAE Holding Corporation	1.1
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)	(10.0)
Dynamic Product Tankers (Prime), LLC	(9.2)
Merx Aviation Finance, LLC	(4.3)
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	(3.2)
Garden Fresh	(2.4)
ChyronHego Corporation	(2.4)
Solarplicity Group Limited (f/k/a AMP Solar UK)	(1.2)

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

Liquidity and Capital Resources
The Company’s liquidity and capital resources are generated and generally available through periodic follow-on equity and debt offerings, our Senior Secured Facility (as defined in Note 6 to the financial statements), our senior secured notes, our senior unsecured notes, investments in special purpose entities in which we hold and finance particular investments on a non-recourse basis, as well as from cash flows from operations, investment sales of liquid assets and repayments of senior and subordinated loans and income earned from investments.
We believe that our current cash and cash equivalents on hand, our short-term investments, our available borrowing capacity under our Senior Secured Facility and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months. This "Liquidity and Capital Resources" section should be read in conjunction with "COVID-19 Developments" section above.
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
Debt
See Note 6 to the financial statements for information on the Company’s debt.
The following table shows the contractual maturities of our debt obligations as of June 30, 2020:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility (1)	$1,409.6	$—	$—	$1,409.6	$—
2025 Notes	350.0	—	—	350.0	—
Total Debt Obligations	$1,759.6	$—	$—	$1,759.6	$—
____________________
(1)As of June 30, 2020, aggregate lender commitments under the Senior Secured Facility totaled $1.81 billion and $394.1 million of unused capacity. As of June 30, 2020, there were $6.2 million of letters of credit issued under the Senior Secured Facility as shown as part of total commitments in Note 8 to the financial statements.
Stockholders’ Equity
See Note 7 to the financial statements for information on the Company’s public offerings and share repurchase plans.
Distributions
Distributions paid to stockholders during the three months ended June 30, 2020 and 2019 totaled $29.4 million ($0.45 per share) and $31.0 million ($0.45 per share), respectively. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. Although the tax character of distributions paid to stockholders through June 30, 2020 may include return of capital, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ended March 31, 2021. Tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the calendar year. Our quarterly distributions, if any, will be determined by our Board of Directors.

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
PIK Income
For the three months ended June 30, 2020 and 2019, PIK income totaled $1.5 million and $5.6 million on total investment income of $56.7 million and $66.5 million, respectively. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders annually in the form of distributions, even though the Company has not yet collected the cash. See Note 5 to the financial statements for more information on the Company’s PIK income.
Related Party Transactions
See Note 3 to the financial statements for information on the Company’s related party transactions.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to the economic effects of the COVID-19 outbreak has introduced significant volatility in the financial markets, and the effects of this volatility could materially impact our market risks, including those listed below. For additional information concerning the COVID-19 pandemic and its potential impact on our business and our operating results, see Part II - Other information, Item 1A. Risk Factors.

Investment valuation risk
Because there is not a readily available market value for most of the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our board of directors based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and “—Fair Value Measurements” as well as Notes 2 and 5 to our financial statements for the three months ended June 30, 2020 for more information relating to our investment valuation.

Interest Rate Risk
Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
As of June 30, 2020 , all of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based (or based on an equivalent applicable currency rate) and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to certain floors. Further, our Senior Secured Facility bears interest at LIBOR rates with no interest rate floors, while the 2025 Notes bears interest at a fixed rate. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. Potential changes, or uncertainty related to such potential changes, may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities, or the cost of our borrowings. Please see Part 1, “Item 1A. Risk Factors—Risks Relating to the Current Environment—Uncertainty relating to the LIBOR calculation process may adversely affect the value of our portfolio of the LIBOR-indexed, floating-rate debt securities in our portfolio or the cost of our borrowings.”
We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of June 30, 2020, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income		Net Investment Income Per Share
Up 200 basis points	$1.9	million	$0.030
Up 100 basis points	(4.1)	million	(0.063)
Up 50 basis points	(4.0)	million	(0.061)
Down 25 basis points	1.5	million	0.023
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2020 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Control Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the first fiscal quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On May 20, 2013, the Company was named as a defendant in a complaint by the bankruptcy trustee of DSI Renal Holdings and related companies (“DSI”). The complaint alleges, among other things, that the Company participated in a “fraudulent conveyance” involving a restructuring and subsequent sale of DSI in 2010 and 2011 and aided and abetted a breach of fiduciary duty. The complaint seeks, jointly and severally from all defendants, (1) damages of approximately $425 million plus interest, of which the Company’s share would be approximately $41 million plus interest, and the return of 9,000 shares of common stock of DSI obtained by the Company in the restructuring and sale and (2) punitive damages. At this point in time, the Company is unable to assess whether it may have any liability in this action. On July 20, 2017, the United States Bankruptcy Court for the District of Delaware, where the action is pending, granted in part and denied in part the Company’s (and other defendants’) motion to dismiss the complaint.
Discovery has concluded, and on April 30, 2019, defendants (including the Company) filed motions for partial summary judgment. On February 4, 2020, the court granted defendants’ summary judgment motion to cap exposure on fraudulent transfer claims at the amount of creditor claims in the estate; it denied as premature that motion with respect to common law claims. Defendants moved to reconsider that decision, which motion was denied. On March 30, 2020, the court granted two additional summary judgment motions relevant to the Company. With respect to the first motion, the court held that the trustee could not recover from defendants value that was never property of the debtor. With respect to the second motion, the Court held that the trustee could not recover from defendants payments that were made on account of debt. The other summary judgment motions relevant to the Company remain pending.

On November 27, 2019, Healthclaim Recovery LLC ("Healthclaim") (an entity formed by the adversary proceeding defendants, including the Company) filed objections to two creditors' claims. On January 9, 2020, the two creditors whose claims Healthclaim objected to and the Trustee filed motions to stay the Court's consideration of Healthclaim's objections. On February 25, 2020, the Court heard oral argument on the motions to stay and granted the creditors’ and Trustee’s motions and stayed consideration of Healthclaim’s objections.

No trial date has been set. The Company has not made any determination that this action is or may be material to the Company and intends to vigorously defend itself.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2020, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
The Company adopted the following plans, approved by the Board of Directors, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the 1934 Act (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased		Cost of Shares Repurchased		Remaining Cost of Shares That May Be Repurchased
August 6, 2015	$50.0	million	$50.0	million	$—
December 14, 2015	50.0	million	50.0	million	—
September 14, 2016	50.0	million	50.0	million	—
October 30, 2018	50.0	million	50.0	million	—
February 6, 2019	50.0	million	23.1	million	26.9	million
Total as of June 30, 2020	$250.0	million	$223.1	million	$26.9	million
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

The following table presents information with respect to the Company’s purchases of its common stock since adoption of the Repurchase Plans through June 30, 2020:

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
(2)Incorporated by reference from the Registrant’s post-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on August 14, 2006.
(3)Incorporated by reference to Exhibit 3.2 as applicable, to the Registrant’s Form 8-K, filed on May 18, 2018.
(4)Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on December 3, 2018.
(5)Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on July 22, 2019.
(6)Incorporated by reference to Exhibit 10.1 as applicable, to the Registrant’s Form 8-K, filed on August 10, 2018.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 6, 2020.

APOLLO INVESTMENT CORPORATION

By:	/s/ HOWARD WIDRA
Howard Widra
Chief Executive Officer

By:	/s/ GREGORY W. HUNT
Gregory W. Hunt
Chief Financial Officer and Treasurer

By:	/s/ AMIT JOSHI
Amit Joshi
Chief Accounting Officer and Assistant Treasurer