Form 10-Q/A
period 2020-06-30
APOLLO INVESTMENT CORP
filed 2020-08-12
CIK 1278752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 5, 2020 was 65,259,176.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A (the “Amendment”) solely modifies the cover page of our Form 10-Q for the quarterly period ended June 30, 2020, originally filed with the U.S. Securities and Exchange Commission on August 6, 2020 (the “Original Form 10-Q”), to correct an error reflected in the number of shares of common stock outstanding. Specifically, the inadvertent error reports, “The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 5, 2020 was 67,259,176.” The number of shares of the registrant’s common stock outstanding as of August 5, 2020 was 65,259,176. All other items of the Original Form 10-Q are unaffected by this Amendment and such items have not been included in this Amendment. Information included in this Amendment does not reflect any subsequent event occurring after the filing of the Original Form 10-Q.

Item 6. Exhibits

(a) Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 12, 2020.

APOLLO INVESTMENT CORPORATION

By:	/s/ HOWARD WIDRA
Howard Widra
Chief Executive Officer

By:	/s/ GREGORY W. HUNT
Gregory W. Hunt
Chief Financial Officer and Treasurer

By:	/s/ AMIT JOSHI
Amit Joshi
Chief Accounting Officer and Assistant Treasurer