Form 10-Q
period 2020-09-30
APOLLO INVESTMENT CORP
filed 2020-11-05
CIK 1278752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of November 4, 2020 was 65,259,176.

APOLLO INVESTMENT CORPORATION

PART I. FINANCIAL INFORMATION
In this report, the terms the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” and “our” refer to Apollo Investment Corporation unless the context specifically states otherwise.
Item 1. Financial Statements

APOLLO INVESTMENT CORPORATION
STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except share and per share data)

	September 30, 2020	March 31, 2020
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost — $2,110,330 and $2,298,548, respectively)	$2,046,701	$2,191,327
Non-controlled/affiliated investments (cost — $146,430 and $135,346, respectively)	56,976	60,241
Controlled investments (cost — $633,778 and $655,719, respectively)	482,906	533,865
Cash and cash equivalents	25,825	37,301
Foreign currencies (cost — $5,539 and $6,369, respectively)	5,509	6,375
Receivable for investments sold	609	978
Interest receivable	16,876	19,151
Dividends receivable	3,160	5,034
Deferred financing costs	13,732	16,054
Prepaid expenses and other assets	1,075	732
Total Assets	$2,653,369	$2,871,058

Liabilities
Debt	$1,600,328	$1,794,617
Payable for investments purchased	39	—
Distributions payable	23,493	29,367
Management and performance-based incentive fees payable	9,262	10,289
Interest payable	2,440	2,887
Accrued administrative services expense	2,324	2,796
Other liabilities and accrued expenses	7,745	6,787
Total Liabilities	$1,645,631	$1,846,743
Commitments and contingencies (Note 8)
Net Assets	$1,007,738	$1,024,315

Net Assets
Common stock, $0.001 par value (130,000,000 shares authorized; 65,259,176 and 65,259,176 shares issued and outstanding, respectively)	$65	$65
Capital in excess of par value	2,099,876	2,099,876
Accumulated under-distributed (over-distributed) earnings	(1,092,203)	(1,075,626)
Net Assets	$1,007,738	$1,024,315

Net Asset Value Per Share	$15.44	$15.70
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Investment Income
Non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$46,139	$51,489	$93,502	$98,493
Dividend income	—	5	—	66
PIK interest income	925	732	2,073	5,438
Other income	163	2,185	547	3,122
Non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	4	—	12	—
Dividend income	331	313	676	632
PIK interest income	—	—	—	—
Other income	—	—	—	—
Controlled investments:
Interest income (excluding PIK interest income)	6,438	12,271	12,331	24,910
Dividend income	891	2,451	1,691	2,451
PIK interest income	—	872	728	1,722
Other income	—	—	—	—
Total Investment Income	$54,891	$70,318	$111,560	$136,834
Expenses
Management fees	$9,262	$10,190	$18,786	$19,729
Performance-based incentive fees	—	1,911	—	1,911
Interest and other debt expenses	13,845	18,735	29,237	36,246
Administrative services expense	1,201	1,542	2,389	3,267
Other general and administrative expenses	2,777	2,305	5,224	5,609
Total expenses	27,085	34,683	55,636	66,762
Management and performance-based incentive fees waived	—	—	—	—
Expense reimbursements	(100)	(99)	(210)	(196)
Net Expenses	$26,985	$34,584	$55,426	$66,566
Net Investment Income	$27,906	$35,734	$56,134	$70,268
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$590	$(5,701)	$(8,039)	$(5,710)
Non-controlled/affiliated investments	(3,653)	—	(3,653)	1,089
Controlled investments	—	—	—	—
Foreign currency transactions	64	(1,387)	276	(1,185)
Extinguishment of debt	—	(4,375)	—	(4,375)
Net realized gains (losses)	(2,999)	(11,463)	(11,416)	(10,181)
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	21,680	(7,463)	32,248	(11,508)
Non-controlled/affiliated investments	5,957	(1,659)	(3,006)	(750)
Controlled investments	(11,769)	(13,069)	(29,017)	(22,765)
Foreign currency translations	(7,486)	4,988	(8,660)	5,833
Net change in unrealized gains (losses)	8,382	(17,203)	(8,435)	(29,190)
Net Realized and Change in Unrealized Gains (Losses)	$5,383	$(28,666)	$(19,851)	$(39,371)
Net Increase (Decrease) in Net Assets Resulting from Operations	$33,289	$7,068	$36,283	$30,897
Earnings (Loss) Per Share — Basic	$0.51	$0.10	$0.56	$0.45
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)
(In thousands, except share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Operations
Net investment income	$27,906	$35,734	$56,134	$70,268
Net realized gains (losses)	(2,999)	(11,463)	(11,416)	(10,181)
Net change in unrealized gains (losses)	8,382	(17,203)	(8,435)	(29,190)
Net Increase (Decrease) in Net Assets Resulting from Operations	$33,289	$7,068	$36,283	$30,897

Distributions to Stockholders
Distribution of net investment income	$(23,494)	$(30,171)	$(52,860)	$(60,795)
Distribution of return of capital	—	—	—	—
Net Decrease in Net Assets Resulting from Distributions to Stockholders	$(23,494)	$(30,171)	$(52,860)	$(60,795)

Capital Share Transactions
Repurchase of common stock	$—	$(14,215)	$—	$(29,337)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$—	$(14,215)	$—	$(29,337)

Net Assets
Net increase (decrease) in net assets during the period	$9,795	$(37,318)	$(16,577)	$(59,235)
Net assets at beginning of period	997,943	1,290,710	1,024,315	1,312,627
Net Assets at End of Period	$1,007,738	$1,253,392	$1,007,738	$1,253,392

Capital Share Activity
Shares repurchased during the period	—	(880,001)	—	(1,829,634)
Shares issued and outstanding at beginning of period	65,259,176	67,927,353	65,259,176	68,876,986
Shares Issued and Outstanding at End of Period	65,259,176	67,047,352	65,259,176	67,047,352
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended September 30,
	2020	2019
Operating Activities
Net increase (decrease) in net assets resulting from operations	$36,283	$30,897
Net realized (gains) losses	11,416	10,181
Net change in unrealized (gains) losses	8,435	29,190
Net amortization of premiums and accretion of discounts on investments	(5,457)	(4,337)
Accretion of discount on notes	297	297
Amortization of deferred financing costs	2,510	2,526
Increase in gains/(losses) from foreign currency transactions	276	(1,185)
PIK interest and dividends capitalized	(3,033)	(5,982)
Changes in operating assets and liabilities:
Purchases of investments	(243,716)	(912,673)
Proceeds from sales and repayments of investments	439,998	486,112
Decrease (increase) in interest receivable	2,326	(4,402)
Decrease (increase) in dividends receivable	1,874	(633)
Decrease (increase) in prepaid expenses and other assets	(343)	(393)
Increase (decrease) in management and performance-based incentive fees payable	(1,027)	3,221
Increase (decrease) in interest payable	(447)	(2,152)
Increase (decrease) in accrued administrative services expense	(472)	(629)
Increase (decrease) in other liabilities and accrued expenses	958	64
Net Cash Used in/Provided by Operating Activities	$249,878	$(369,898)
Financing Activities
Issuances of debt	$60,481	$799,134
Payments of debt	(263,932)	(342,797)
Financing costs paid and deferred	—	(184)
Repurchase of common stock	—	(29,337)
Distributions paid	(58,733)	(61,664)
Net Cash Used in/Provided by Financing Activities	$(262,184)	$365,152

Cash, Cash Equivalents and Foreign Currencies
Net increase (decrease) in cash, cash equivalents and foreign currencies during the period	$(12,306)	$(4,746)
Effect of foreign exchange rate changes on cash and cash equivalents	(36)	(5)
Cash, cash equivalents and foreign currencies at beginning of period	43,676	41,189
Cash, Cash Equivalents and Foreign Currencies at the End of Period	$31,334	$36,438

Supplemental Disclosure of Cash Flow Information
Cash interest paid	$26,908	$35,627

Non-Cash Activity
PIK income	$2,801	$7,160
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (29)	Fair Value (1)(30)
Advertising, Printing & Publishing
Learfield Communications
A-L Parent LLC	Second Lien Secured Debt	8.25% (1M L+725, 1.00% Floor)	12/02/24	$5,536	$5,507	$3,654
Simplifi Holdings, Inc.
Simplifi Holdings, Inc.	First Lien Secured Debt	7.00% (3M L+600, 1.00% Floor)	08/02/25	38,635	38,053	37,441	(9)
	First Lien Secured Debt - Revolver	7.00% (3M L+600, 1.00% Floor)	08/02/25	1,200	1,200	1,163	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/02/25	1,200	(44)	(37)	(8)(9) (21)(23)
					39,209	38,567
		Total Advertising, Printing & Publishing			$44,716	$42,221
Aerospace & Defense
Erickson Inc
Erickson Inc	First Lien Secured Debt - Revolver	9.00% (3M L+750, 1.50% Floor)	04/28/22	$30,169	$30,169	$29,566	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/28/22	5,085	(147)	(102)	(8)(9) (21)(23)
	First Lien Secured Debt - Letters of Credit	7.50%	10/01/20 - 07/15/22	2,246	—	(43)	(8)(9) (23)
		Total Aerospace & Defense			$30,022	$29,421
Automotive
Accelerate Parent Corp. (American Tire)
Accelerate Parent Corp.	Common Equity - Common Stock	N/A	N/A	1,664,046 Shares	$1,714	$—	(13)(19)
Arlington
Arlington Industries Group Limited	First Lien Secured Debt	5.75% (1M E+525, 0.50% Floor)	03/29/24	€2,495	2,799	2,912	(9)(17)
	First Lien Secured Debt	5.75% (1M GBPL+525, 0.50% Floor)	03/29/24	£3,627	4,611	4,636	(9)(17)
					7,410	7,548
Crowne Automotive
Vari-Form Group, LLC	First Lien Secured Debt	L+11.00% (7.00% Cash plus 4.00% PIK)	02/02/23	5,860	901	762	(9)(13) (14)
Vari-Form Inc.	First Lien Secured Debt	L+11.00% (7.00% Cash plus 4.00% PIK)	02/02/23	2,110	391	274	(9)(13) (14)
					1,292	1,036
K&N Parent, Inc.
K&N Parent, Inc.	Second Lien Secured Debt	9.75% (1M L+875, 1.00% Floor)	10/21/24	23,765	23,519	21,566
Truck-Lite Co., LLC
Truck-Lite Co., LLC	First Lien Secured Debt	7.25% (3M L+625, 1.00% Floor)	12/14/26	25,022	24,492	24,494	(9)
	First Lien Secured Debt - Revolver	7.25% (1M L+625, 1.00% Floor)	12/13/24	218	218	215	(9)(23)
	First Lien Secured Debt - Revolver	7.25% (3M L+625, 1.00% Floor)	12/13/24	436	436	429	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/13/24	2,304	(60)	(36)	(8)(9) (21)(23)
	First Lien Secured Debt - Letters of Credit	6.25%	11/30/20 - 12/21/20	94	—	(1)	(8)(9) (23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	12/14/26	3,708	(77)	(78)	(8)(9) (21)(23)
TL Lighting Holdings, LLC	Common Equity - Equity	N/A	N/A	350 Shares	350	301	(9)(13) (28)
					25,359	25,324
		Total Automotive			$59,294	$55,474
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (29)	Fair Value (1)(30)
Aviation and Consumer Transport
Merx Aviation Finance, LLC
Merx Aviation Finance, LLC (5)	First Lien Secured Debt - Revolver	10.00%	10/31/23	$200,000	$200,000	$200,000	(23)
	First Lien Secured Debt - Letter of Credit	2.25%	07/13/21	177	—	—	(23)
	Common Equity - Membership Interests	N/A	N/A	N/A	120,300	123,544	(28)
					320,300	323,544
Primeflight
PrimeFlight Aviation Services, Inc.	First Lien Secured Debt	6.50% (1M L+550, 1.00% Floor)	05/09/24	14,699	14,529	14,210	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	05/09/24	2,842	(87)	(95)	(8)(9) (21)(23)
					14,442	14,115
		Total Aviation and Consumer Transport			$334,742	$337,659
Beverage, Food & Tobacco
Bolthouse Farms
Wm. Bolthouse Farms, Inc.	Common Equity - Common Stock	N/A	N/A	1,000,000 Shares	$1,000	$1,160	(13)
Eagle Foods
Eagle Foods Family Group, LLC	First Lien Secured Debt	7.50% (3M L+650, 1.00% Floor)	06/14/24	24,437	24,267	23,827	(9)
	First Lien Secured Debt - Revolver	7.50% (3M L+650, 1.00% Floor)	06/14/23	1,333	1,333	1,300	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/14/23	2,417	(23)	(60)	(8)(9) (21)(23)
					25,577	25,067
Florida Food Products, Inc.
Florida Food Products, Inc.	First Lien Secured Debt	7.50% (3M L+650, 1.00% Floor)	09/08/25	22,822	22,418	22,594	(9)
	First Lien Secured Debt	8.25% (3M L+725, 1.00% Floor)	09/08/25	2,992	2,789	2,991	(9)
Florida Food Products, LLC	First Lien Secured Debt - Revolver	7.50% (3M L+650, 1.00% Floor)	09/06/23	1,712	1,687	1,695	(9)(23)
					26,894	27,280
Orgain, Inc.
Butterfly Fighter Co-Invest, L.P.	Common Equity - Membership Interests	N/A	N/A	1,000,000 Shares	1,005	1,263	(13)(28)
TNT Crust LLC
TNT Crust LLC	First Lien Secured Debt	7.75% (3M L+675, 1.00% Floor)	11/06/23	26,341	25,967	25,814	(9)
	First Lien Secured Debt - Revolver	7.75% (3M L+675, 1.00% Floor)	11/06/23	1,236	1,236	1,211	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/06/23	2,016	(43)	(40)	(8)(9) (21)(23)
	Common Equity - Series A Units	N/A	N/A	244 Shares	30	288	(9)(13)
					27,190	27,273
Turkey Hill
IC Holdings LLC	Common Equity - Series A Units	N/A	N/A	169 Shares	169	418	(9)(13)
THLP CO. LLC	First Lien Secured Debt	6.50% (1M L+550, 1.00% Floor)	05/30/25	19,562	19,257	19,366	(9)
	First Lien Secured Debt	7.75% (P+450)	05/30/25	22	22	22	(9)
	First Lien Secured Debt	6.50% (12M L+550, 1.00% Floor)	05/30/25	2,779	2,754	2,752	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	05/31/24	4,494	(66)	(45)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	05/30/25	2,809	(44)	(28)	(8)(9) (21)(23)
					22,092	22,485
		Total Beverage, Food & Tobacco			$103,758	$104,528
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (29)	Fair Value (1)(30)
Business Services
Access Information
Access CIG, LLC	Second Lien Secured Debt	7.91% (1M L+775)	02/27/26	$15,900	$15,798	$15,695
Ambrosia Buyer Corp.
Ambrosia Buyer Corp.	Second Lien Secured Debt	9.00% (6M L+800, 1.00% Floor)	08/28/25	21,429	21,099	16,646
AML Rightsource
Gabriel Partners, LLC	First Lien Secured Debt	7.25% (1M L+625, 1.00% Floor)	09/21/26	8,004	7,805	7,804	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/21/26	665	(17)	(17)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.75% Unfunded	09/21/26	1,330	(20)	(20)	(8)(9) (21)(23)
					7,768	7,767
Claritas
Claritas, LLC	First Lien Secured Debt	7.00% (3M L+600, 1.00% Floor)	12/21/23	3,795	3,770	3,748	(9)
	First Lien Secured Debt - Revolver	7.00% (3M L+600, 1.00% Floor)	12/21/23	387	387	382	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/21/23	644	(7)	(8)	(8)(9) (21)(23)
					4,150	4,122
Continuum
Continuum Global Solutions, LLC	First Lien Secured Debt - Revolver	6.50% (1M L+550, 1.00% Floor)	02/15/22	3,509	3,509	3,422	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	02/15/22	16,491	(223)	(412)	(8)(9) (21)(23)
	Preferred Equity - Preferred Equity	N/A	N/A	775 Shares	78	78	(9)(13)
					3,364	3,088
CT Technologies Intermediate Holdings, Inc
CT Technologies Intermediate Holdings, Inc	Second Lien Secured Debt	10.00% (1M L+900, 1.00% Floor)	12/01/22	31,253	30,887	29,690	(9)
Education Personnel
Arthur Bidco Limited	First Lien Secured Debt	5.25% (3M GBPL+475, 0.50% Floor)	08/31/24	£4,035	5,149	4,945	(9)(17)
	First Lien Secured Debt - Revolver	5.25% (3M GBPL+475, 0.50% Floor)	08/31/24	£1,471	1,877	1,802	(9)(17) (23)
					7,026	6,747
Electro Rent Corporation
Electro Rent Corporation	Second Lien Secured Debt	10.00% (3M L+900, 1.00% Floor)	01/31/25	34,235	33,608	33,379	(9)
Elo Touch
TGG TS Acquisition Company	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/14/23	1,750	—	(61)	(8)(21) (23)
Ensemble Health
EHL Merger Sub, LLC	First Lien Secured Debt - Unfunded Revolver	0.25% Unfunded	08/01/24	4,155	(292)	(202)	(8)(21) (23)
Jacent
Jacent Strategic Merchandising	First Lien Secured Debt	6.75% (3M L+575, 1.00% Floor)	04/23/24	22,466	22,225	21,373	(9)
	First Lien Secured Debt - Revolver	6.75% (3M L+575, 1.00% Floor)	04/23/24	2,567	2,567	2,441	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/23/24	933	(37)	(46)	(8)(9) (21)(23)
	Common Equity - Common Stock	N/A	N/A	5,000 Shares	500	251	(9)(13)
JSM Equity Investors, L.P.	Preferred Equity - Class P Partnership Units	N/A	N/A	114 Shares	11	11	(9)(13) (28)
					25,266	24,030
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (29)	Fair Value (1)(30)
Jones & Frank
JF Acquisition, LLC	First Lien Secured Debt	6.50% (12M L+550, 1.00% Floor)	07/31/24	13,139	12,936	12,902	(9)
	First Lien Secured Debt	6.50% (3M L+550, 1.00% Floor)	07/31/24	210	207	206	(9)
	First Lien Secured Debt - Revolver	6.50% (12M L+550, 1.00% Floor)	07/31/24	628	628	616	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	07/31/24	941	(24)	(17)	(8)(9) (21)(23)
					13,747	13,707
MAKS
Trident Bidco Limited	First Lien Secured Debt	7.25% (6M L+625, 1.00% Floor)	11/08/25	35,000	34,105	33,908	(9)(17)
McLarens
Margaux Acquisition Inc.	First Lien Secured Debt	6.75% (3M L+575, 1.00% Floor)	12/19/24	22,285	22,041	21,820	(9)
	First Lien Secured Debt - Revolver	6.75% (1M L+575, 1.00% Floor)	12/19/24	1,601	1,579	1,566	(9)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	12/19/24	881	(82)	(18)	(8)(9) (21)(23)
Margaux UK Finance Limited	First Lien Secured Debt	6.50% (3M GBPL+575, 1.00% Floor)	12/19/24	£5,866	7,308	7,437	(9)(17)
	First Lien Secured Debt	6.75% (3M GBPL+575, 1.00% Floor)	12/19/24	£1,353	1,687	1,716	(9)(17)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/19/24	£541	(10)	(16)	(8)(9) (17)(21) (23)
					32,523	32,505
Newscycle Solutions, Inc.
Newscycle Solutions, Inc.	First Lien Secured Debt	8.00% (3M L+700, 1.00% Floor)	12/29/22	15,510	15,335	15,045	(9)
	First Lien Secured Debt - Revolver	8.00% (3M L+700, 1.00% Floor)	12/29/22	500	494	485	(9)(23)
					15,829	15,530
PSI Services, LLC
Lifelong Learner Holdings, LLC	First Lien Secured Debt	6.75% (3M L+575, 1.00% Floor)	10/19/26	32,700	32,120	30,679	(9)
	First Lien Secured Debt - Revolver	6.75% (3M L+575, 1.00% Floor)	10/20/25	1,039	1,039	983	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	10/20/25	1,946	(50)	(105)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	10/19/26	2,388	(21)	(148)	(8)(9) (21)(23)
					33,088	31,409
RA Outdoors, LLC (Active Outdoors)
RA Outdoors, LLC	First Lien Secured Debt	5.75% (6M L+475, 1.00% Floor)	09/11/24	6,559	6,485	6,428	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/09/22	1,200	(9)	(12)	(8)(9) (21)(23)
	Second Lien Secured Debt	9.75% (6M L+875, 1.00% Floor)	09/11/25	31,950	31,454	30,991	(9)
					37,930	37,407
Soliant
Soliant Holdings, LLC	First Lien Secured Debt	6.50% (1M L+550, 1.00% Floor)	12/31/26	17,973	17,652	17,454	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/31/24	1,936	(33)	(40)	(8)(9) (21)(23)
Soliant Health, Inc.	Common Equity - Membership Interests	N/A	N/A	300 Shares	300	289	(9)(13) (28)
					17,919	17,703
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (29)	Fair Value (1)(30)
Transplace Holdings, Inc.
Transplace Holdings, Inc.	Second Lien Secured Debt	9.75% (6M L+875, 1.00% Floor)	10/06/25	8,599	8,463	8,255
US Legal Support
US Legal Support Investment Holdings, LLC	Common Equity - Series A-1 Units	N/A	N/A	631,972 Shares	632	442	(9)(13)
USLS Acquisition, Inc.	First Lien Secured Debt	6.75% (6M L+575, 1.00% Floor)	12/02/24	19,747	19,473	18,385	(9)
	First Lien Secured Debt	6.75% (3M L+575, 1.00% Floor)	12/02/24	4,627	4,557	4,317	(9)
	First Lien Secured Debt - Revolver	5.97% (3M L+575, 0.00% Floor)	12/02/24	536	536	498	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/02/24	972	(22)	(68)	(8)(9) (21)(23)
	First Lien Secured Debt - Letters of Credit	5.75%	10/15/20 - 06/06/21	101	—	(7)	(8)(9) (23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	12/02/24	670	(27)	—	(9)(21) (23)
					25,149	23,567
		Total Business Services			$367,427	$354,892
Chemicals, Plastics & Rubber
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)
Carbonfree Chemicals Holdings LLC (4)	Common Equity - Common Equity / Interest	N/A	N/A	2,288 Shares	$45,427	$24,895	(13)(28)
Carbonfree Chemicals SA LLC (4)	Common Equity - Class B Units	N/A	N/A	3,152 Shares	32,460	—	(13)(28)
					77,887	24,895
Niacet Corporation
Hare Bidco, Inc.	Second Lien Secured Debt	9.75% (3M E+875, 1.00% Floor)	08/01/24	€11,351	12,147	13,244
Westfall Technik, Inc.
Westfall Technik, Inc.	First Lien Secured Debt	7.25% (1M L+625, 1.00% Floor)	09/13/24	15,227	15,019	14,565	(9)
	First Lien Secured Debt	7.25% (3M L+625, 1.00% Floor)	09/13/24	631	621	604	(9)
	First Lien Secured Debt - Revolver	7.25% (1M L+625, 1.00% Floor)	09/13/24	1,750	1,723	1,673	(9)(23)
	First Lien Secured Debt - Revolver	8.50% (P+525)	09/13/24	269	269	257	(9)(23)
					17,632	17,099
		Total Chemicals, Plastics & Rubber			$107,666	$55,238
Construction & Building
Englert
Gutter Buyer, Inc.	First Lien Secured Debt	6.75% (1M L+575, 1.00% Floor)	03/06/25	$28,089	$27,687	$27,502	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/06/24	2,688	(47)	(48)	(8)(9) (21)(23)
	First Lien Secured Debt - Letter of Credit	5.75%	07/01/21	39	—	(1)	(8)(9) (23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	03/06/25	736	(38)	(15)	(8)(9) (21)(23)
Gutter Holdings, LP	Common Equity - Common Stock	N/A	N/A	500 Shares	500	998	(9)(13)
		Total Construction & Building			$28,102	$28,436
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (29)	Fair Value (1)(30)
Consumer Goods – Durable
A&V
A&V Holdings Midco, LLC	First Lien Secured Debt	6.38% (3M L+538, 1.00% Floor)	03/10/27	$143	$142	$134
	First Lien Secured Debt	6.38% (6M L+538, 1.00% Floor)	03/10/27	10,997	10,627	10,337
	First Lien Secured Debt - Unfunded Revolver	0.375% Unfunded	03/10/25	1,505	(120)	(154)	(8)(21) (23)
					10,649	10,317
Hayward Industries, Inc.
Hayward Industries, Inc.	Second Lien Secured Debt	8.40% (1M L+825)	08/04/25	21,919	21,714	21,559
KDC
KDC US Holdings	First Lien Secured Debt - Unfunded Revolver	0.25% Unfunded	12/21/23	5,894	—	(200)	(8)(21) (23)
	First Lien Secured Debt - Letter of Credit	3.00%	02/05/21	£8	—	—	(23)
	First Lien Secured Debt - Letters of Credit	3.00%	11/06/20 - 03/16/21	118	—	(3)	(8)(23)
					—	(203)
KLO Holdings, LLC
1244311 B.C. Ltd. (4)	First Lien Secured Debt	6.00% (1M L+500 PIK, 1.00% Floor)	09/25/25	1,000	1,000	941	(17)
	First Lien Secured Debt	6.00% (1M L+500, 1.00% Floor)	09/25/25	3,000	3,000	2,804	(17)
	Common Equity - Common Stock	N/A	N/A	1,000,032 Shares	1,000	1,099	(2)(13) (17)(28)
9357-5991 Quebec Inc. (4)	First Lien Secured Debt	11.25% (3M L+775 Cash plus 2.00% PIK)	04/07/22	3,763	—	—	(13)(14)
KLO Acquisition LLC (4)	First Lien Secured Debt	11.25% (3M L+775 Cash plus 2.00% PIK)	04/07/22	5,657	4,808	—	(13)(14)
					9,808	4,844
Liqui-Box
Liqui-Box Holdings, Inc.	First Lien Secured Debt - Revolver	5.50% (3M L+450, 1.00% Floor)	02/26/25	1,661	1,662	1,640	(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	02/26/25	1,825	(31)	(23)	(8)(21) (23)
	First Lien Secured Debt - Letter of Credit	4.50%	06/30/21	€42	—	(1)	(8)(23)
	First Lien Secured Debt - Letters of Credit	4.50%	10/01/20 - 09/27/21	32	—	—	(23)
					1,631	1,616
NSi Industries
Wildcat BuyerCo, Inc.	First Lien Secured Debt	6.50% (3M L+550, 1.00% Floor)	02/27/26	7,210	7,000	7,009
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	02/27/26	717	(15)	(20)	(8)(21) (23)
	First Lien Secured Debt - Letter of Credit	5.50%	02/27/26	8	—	—	(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	02/27/26	2,029	(32)	(57)	(8)(21) (23)
Wildcat Parent LP	Common Equity - Common Stock	N/A	N/A	1,070 Shares	107	114	(13)(28)
					7,060	7,046
Sorenson Holdings, LLC
Sorenson Holdings, LLC	Common Equity - Membership Interests	N/A	N/A	587 Shares	—	475	(10)(13)
		Total Consumer Goods – Durable			$50,862	$45,654
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (29)	Fair Value (1)(30)
Consumer Goods – Non-durable
3D Protein
Protein For Pets Opco, LLC	First Lien Secured Debt	6.00% (3M L+500, 1.00% Floor)	11/28/25	$11,487	$11,304	$11,257	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	05/31/24	2,219	(42)	(44)	(8)(9) (21)(23)
					11,262	11,213
Beauty Industry Group (BIG)
BIG Buyer, LLC	First Lien Secured Debt	7.50% (6M L+650, 1.00% Floor)	11/20/23	22,255	21,843	21,901	(9)
	First Lien Secured Debt - Revolver	7.50% (1M L+650, 1.00% Floor)	11/20/23	602	602	585	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/20/23	1,204	(34)	(34)	(8)(9) (21)(23)
					22,411	22,452
Dan Dee
Project Comfort Buyer, Inc.	First Lien Secured Debt	9.25% (P+600)	02/01/25	347	340	329	(9)
	First Lien Secured Debt	8.00% (12M L+700, 1.00% Floor)	02/01/25	26,457	25,899	25,126	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	02/01/24	3,462	(69)	(185)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	02/01/25	2,308	(25)	(116)	(8)(9) (21)(23)
	Preferred Equity - Preferred Equity	N/A	N/A	461,538 Shares	462	194	(9)(13)
					26,607	25,348
DMC
Lion Cashmere Midco Limited	First Lien Secured Debt	6.50% (6M L+550, 1.00% Floor)	03/21/25	13,053	12,882	12,284	(9)(17)
	First Lien Secured Debt	5.50% (6M E+550)	03/21/25	€534	578	589	(9)(17)
	First Lien Secured Debt - Revolver	5.00% (6M E+500)	03/21/24	€605	674	667	(9)(17) (23)
	First Lien Secured Debt - Unfunded Revolver	1.75% Unfunded	03/21/24	€581	(16)	(41)	(8)(9) (17)(21) (23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.93% Unfunded	03/21/25	€1,838	(20)	(128)	(8)(9) (17)(21) (23)
					14,098	13,371
LashCo
Lash OpCo, LLC	First Lien Secured Debt	9.25% (P+600, 1.00% Floor)	03/18/26	6,803	6,634	6,633	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/18/25	697	(17)	(17)	(8)(9) (21)(23)
					6,617	6,616
Olaplex
Olaplex, Inc.	First Lien Secured Debt	7.50% (1M L+650, 1.00% Floor)	01/08/26	12,457	12,238	12,287	(9)
	First Lien Secured Debt - Revolver	7.50% (1M L+650, 1.00% Floor)	01/08/25	1,150	1,150	1,137	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	01/08/25	1,150	(39)	(13)	(8)(9) (21)(23)
					13,349	13,411
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)		Cost (29)	Fair Value (1)(30)
Sequential Brands Group, Inc.
Sequential Brands Group, Inc.	Second Lien Secured Debt	9.75% (1M L+875, 1.00% Floor)	02/07/24		12,922	12,850	12,293	(17)
		Total Consumer Goods – Non-durable				$107,194	$104,704
Consumer Services
Clarus Commerce
Marlin DTC-LS Midco 2, LLC	First Lien Secured Debt	6.50% (6M L+550, 1.00% Floor)	07/01/25		$9,199	$9,071	$8,966
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	07/01/25		685	(9)	(17)	(8)(21) (23)
						9,062	8,949
First Heritage
First Heritage Credit, LLC	First Lien Secured Debt	4.91% (1M L+475)	04/02/22		16,500	16,417	16,223	(9)
	First Lien Secured Debt - Revolver	5.66% (1M L+550)	04/02/22		892	892	878	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/02/22		2,858	(19)	(46)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	04/02/22		9,750	(49)	(164)	(8)(9) (21)(23)
						17,241	16,891
Only About Children
Nemo (BC) Bidco Pty Ltd	First Lien Secured Debt	6.75% (6M BBSW+575, 1.00% Floor)	04/06/24	A$	6,768	4,930	4,608	(17)
	First Lien Secured Debt - Unfunded Delayed Draw	2.59% Unfunded	04/06/24	A$	232	(6)	(8)	(8)(17) (21)(23)
						4,924	4,600
Paper Source
Paper Source, Inc.	First Lien Secured Debt	8.00% (3M L+700, 1.00% Floor)	05/22/24		11,471	11,303	9,062	(9)
	First Lien Secured Debt	12.25% (P+900)	02/01/21		1,027	984	811	(9)
	First Lien Secured Debt - Revolver	9.25% (P+600)	05/22/24		1,890	1,890	1,493	(9)(23)
	First Lien Secured Debt - Revolver	8.00% (3M L+700, 1.00% Floor)	05/22/24		1,191	1,147	941	(9)(23)
	Preferred Equity - Preferred Equity	N/A	N/A	411 Shares		—	—	(9)(13) (28)
						15,324	12,307
Pinstripe Holdings, LLC
Pinstripe Holdings, LLC	First Lien Secured Debt	6.27% (6M L+600)	01/17/25		6,895	6,796	6,643
The Club Company
Eldrickco Limited	First Lien Secured Debt	6.75% (6M GBPL+625, 0.50% Floor)	11/21/25		£10,619	13,288	12,808	(9)(17)
	First Lien Secured Debt - Revolver	6.25% (6M GBPL+575, 0.50% Floor)	05/21/25		£345	395	421	(9)(17) (23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.93% Unfunded	11/21/25		£3,991	(95)	(294)	(8)(9) (17)(21) (23)
						13,588	12,935
Tidewater Consumer Receivables, LLC
Tidewater Consumer Receivables, LLC	First Lien Secured Debt	10.90% (1M L +1075)	06/30/22		2,608	2,591	2,582	(9)(17)
	First Lien Secured Debt	5.90% (1M L+575)	06/30/22		3,761	3,736	3,723	(9)(17)
						6,327	6,305
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (29)	Fair Value (1)(30)
US Auto
U.S. Auto Finance, Inc.	First Lien Secured Debt	6.25% (3M L+525, 1.00% Floor)	04/17/22	10,279	10,270	10,164	(9)
	First Lien Secured Debt - Revolver	7.00% (3M L+600, 1.00% Floor)	04/17/22	7,817	7,817	7,729	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/17/22	5,516	(54)	(62)	(8)(9) (21)(23)
					18,033	17,831
		Total Consumer Services			$91,295	$86,461
Containers, Packaging & Glass
TricorBraun Holdings, Inc.
TricorBraun Holdings, Inc.	First Lien Secured Debt - Unfunded Revolver	0.38% Unfunded	11/30/21	$5,625	$(118)	$(29)	(8)(21) (23)
		Total Containers, Packaging & Glass			$(118)	$(29)
Diversified Investment Vehicles, Banking, Finance, Real Estate
Celink
Compu-Link Corporation	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/11/24	$2,273	$(38)	$(64)	(8)(9) (21)(23)
Peer Advisors, LLC	First Lien Secured Debt	6.50% (1M L+550, 1.00% Floor)	06/11/24	19,943	19,611	19,383	(9)
					19,573	19,319
Exeter Property Group, LLC
Exeter Property Group, LLC	First Lien Secured Debt	4.66% (1M L+450)	08/28/24	4,575	4,526	4,481	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/28/24	192	(2)	(4)	(8)(9) (21)(23)
					4,524	4,477
Flock Financial, LLC
Flock SPV I, LLC	First Lien Secured Debt	7.50% (1M L+650)	08/30/22	14,000	13,962	13,801	(9)(17)
	First Lien Secured Debt - Revolver	7.50% (1M L+650)	08/30/22	533	533	526	(9)(17) (23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/30/22	800	(6)	(11)	(8)(9) (17)(21) (23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	08/30/22	4,667	(51)	(66)	(8)(9) (17)(21) (23)
					14,438	14,250
Golden Bear
Golden Bear 2016-R, LLC (4)	Structured Products and Other - Membership Interests	N/A	09/20/42	N/A	16,755	9,265	(3)(17)
Purchasing Power, LLC
Purchasing Power Funding I, LLC	First Lien Secured Debt - Revolver	6.66% (1M L+650)	01/24/22	8,316	8,316	8,213	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.40% Unfunded	01/24/22	797	—	(10)	(8)(9) (21)(23)
					8,316	8,203
Taupo River II, LLC
Taupo River II, LLC	First Lien Secured Debt	6.25% (3M L+525, 1.00% Floor)	12/06/20	815	814	815	(9)(17)
Ten-X, LLC
Ten-X, LLC	First Lien Secured Debt - Revolver	3.40% (1M L+325)	09/29/22	4,680	4,512	4,424	(23)
	Total Diversified Investment Vehicles, Banking, Finance, Real Estate				$68,932	$60,753
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (29)	Fair Value (1)(30)
Education
NFA Group
SSCP Spring Bidco Limited	First Lien Secured Debt	6.75% (6M GPBL+625, 0.50% Floor)	07/30/25	£30,000	$36,077	$38,028	(9)(17)
		Total Education			$36,077	$38,028
Energy – Electricity
AMP Solar Group, Inc.
AMP Solar Group, Inc. (4)	Common Equity - Class A Common Unit	N/A	N/A	243,646 Shares	$10,000	$8,570	(13)(17) (28)
Renew Financial LLC (f/k/a Renewable Funding, LLC)
AIC SPV Holdings II, LLC (4)	Preferred Equity - Preferred Stock	N/A	N/A	534,375 Shares	534	412	(17)(15) (28)
Renew Financial LLC (f/k/a Renewable Funding, LLC) (4)	Preferred Equity - Series B Preferred Stock	N/A	N/A	1,505,868 Shares	8,343	3,544	(13)(28)
	Preferred Equity - Series D Preferred Stock	N/A	N/A	436,689 Shares	5,568	2,371	(13)(28)
Renew JV LLC (4)	Common Equity - Membership Interests	N/A	N/A	771,449 Shares	771	905	(13)(17) (28)
					15,216	7,232
Solarplicity Group Limited (f/k/a AMP Solar UK)
Solarplicity UK Holdings Limited	First Lien Secured Debt	4.00%	03/08/23	£5,562	7,637	2,210	(13)(14) (17)
	Preferred Equity - Preferred Stock	N/A	N/A	4,286 Shares	5,705	—	(2)(13) (17)
	Common Equity - Ordinary Shares	N/A	N/A	2,825 Shares	4	—	(2)(13) (17)
					13,346	2,210
		Total Energy – Electricity			$38,562	$18,012
Energy – Oil & Gas
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.) (5)	Second Lien Secured Debt	10.00% PIK	03/29/21	$39,135	$36,926	$10,333	(13)(14)
	Common Equity - Common Stock	N/A	N/A	5,000,000 Shares	30,078	—	(13)(28)
					67,004	10,333
Pelican
Pelican Energy, LLC (4)	Common Equity - Membership Interests	N/A	N/A	1,444 Shares	16,764	2,170	(13)(16) (17)(28)
Spotted Hawk
SHD Oil & Gas, LLC (5)	First Lien Secured Debt - Tranche C Note	12.00%	07/31/21	24,728	24,728	25,470
	First Lien Secured Debt - Tranche A Note	4.00%	07/31/21	45,917	44,528	16,820	(13)(14)
	First Lien Secured Debt - Tranche B Note	3.00% PIK	07/31/21	85,777	44,380	—	(13)(14)
	Common Equity - Series A Units	N/A	N/A	7,600,000 Shares	1,411	—	(13)(16) (28)
					115,047	42,290
		Total Energy – Oil & Gas			$198,815	$54,793
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)		Cost (29)	Fair Value (1)(30)
Environmental Industries
Denali
Dispatch Acquisition Holdings, LLC	First Lien Secured Debt	6.50% (3M L+550, 1.00% Floor)	01/29/27		$16,557	$16,223	$16,237	(9)
	First Lien Secured Debt - Revolver	6.50% (1M L+550, 1.00% Floor)	01/29/26		1,867	1,867	1,837	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	01/29/26		1,173	(65)	(19)	(8)(9) (21)(23)
	First Lien Secured Debt - Letters of Credit	5.50%	02/26/21 - 06/30/21		207	—	(3)	(8)(9) (23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.75% Unfunded	01/29/27		5,114	(61)	(99)	(8)(9) (21)(23)
						17,964	17,953
Ortega National Parks
Ortega National Parks, LLC	First Lien Secured Debt	6.25% (6M L+525, 1.00% Floor)	10/31/25		11,662	11,468	11,151	(9)
	First Lien Secured Debt - Revolver	6.25% (1M L+525, 1.00% Floor)	10/31/25		2,049	2,014	1,958	(9)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	10/31/25		6,202	(57)	(272)	(8)(9) (21)(23)
						13,425	12,837
		Total Environmental Industries				$31,389	$30,790
Food & Grocery
Bumble Bee Foods S.À R.L.
Connors Bros Clover Leaf Seafoods Company	First Lien Secured Debt	N/A	01/31/24		$126	$—	$—
Bumble Bee Holdings Inc	First Lien Secured Debt	N/A	01/31/24		443	—	—
Tonos US LLC	First Lien Secured Debt	8.75% (3M L+725, 1.50% Floor)	01/31/24		9,454	9,561	9,454
		Total Food & Grocery				$9,561	$9,454
Healthcare & Pharmaceuticals
Altasciences, Inc.
9360-1367 Quebec Inc.	First Lien Secured Debt	7.25% (3M L+625, 1.00% Floor)	06/09/23		$2,826	$2,797	$2,762	(9)(17)
	First Lien Secured Debt	8.49% (3M CADL+625, 1.00% Floor)	06/09/23	C$	2,345	1,728	1,716	(9)(17)
Altasciences US Acquistion, Inc.	First Lien Secured Debt	7.25% (3M L+625, 1.00% Floor)	06/09/23		5,965	5,898	5,831	(9)
	First Lien Secured Debt - Revolver	7.25% (3M L+625, 1.00% Floor)	06/09/23		392	392	383	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/09/23		1,033	(14)	(23)	(8)(9) (21)(23) (11)
						10,801	10,669
American Veterinary Group
AVG Intermediate Holdings LLC	First Lien Secured Debt	9.75% (1M L+825, 1.50% Floor)	02/08/24		13,225	13,026	13,101	(9)
AmeriVet
Amerivet Partners Management, Inc.	First Lien Secured Debt	7.25% (3M L+625, 1.00% Floor)	06/05/24		695	687	687	(9)
	First Lien Secured Debt	7.25% (6M L+625, 1.00% Floor)	06/05/24		26,310	25,884	26,015	(9)
	First Lien Secured Debt - Revolver	8.50% (P+525)	06/05/24		524	524	518	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/05/24		282	(12)	(3)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	06/05/24		6,952	(83)	(78)	(8)(9) (21)(23)
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (29)	Fair Value (1)(30)
Amerivet Partners Parent LP	Common Equity - Class D Partnership Units	N/A	N/A	13 Shares	125	198	(9)(13) (28)
					27,125	27,337
Analogic
Analogic Corporation	First Lien Secured Debt	6.25% (1M L+525, 1.00% Floor)	06/22/24	18,124	17,841	17,761	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/22/23	1,826	(25)	(37)	(8)(9) (21)(23)
					17,816	17,724
BioClinica Holding I, LP
BioClinica Holding I, LP	Second Lien Secured Debt	9.25% (1M L+825, 1.00% Floor)	10/21/24	24,612	24,330	23,778
BK Medical
BK Medical Holding Company, Inc.	First Lien Secured Debt	6.25% (1M L+525, 1.00% Floor)	06/22/24	7,268	7,207	7,134	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/22/24	783	(6)	(12)	(8)(9) (21)(23)
					7,201	7,122
CARE Fertility
Royton Bidco Limited	First Lien Secured Debt	6.75% (6M GBPL+625, 0.50% Floor)	05/09/25	£17,363	22,068	21,546	(9)(17)
	First Lien Secured Debt	6.75% (1M GBPL+625, 0.50% Floor)	05/09/25	£294	372	365	(9)(17)
	First Lien Secured Debt - Unfunded Delayed Draw	2.01% Unfunded	05/09/25	£2,265	(67)	(118)	(8)(9) (17)(21) (23)
					22,373	21,793
Cerus
Cerus Corporation	First Lien Secured Debt	7.25% (1M L+545, 1.80% Floor)	03/01/24	12,000	11,958	12,360	(9)(17)
	First Lien Secured Debt - Revolver	5.55% (1M L+375, 1.80% Floor)	03/01/24	55	55	56	(9)(17) (23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/01/24	445	(1)	—	(9)(17) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	03/01/24	9,000	(31)	—	(9)(17) (21)(23)
					11,981	12,416
Dohmen Life Science Services
LSCS Holdings, Inc	Second Lien Secured Debt	8.61% (6M L+825)	03/16/26	19,818	19,501	19,123
Emmes Corporation
Emmes Blocker, Inc.	Common Equity - Common Stock	N/A	N/A	306 Shares	306	418	(9)(13)
The Emmes Company, LLC	First Lien Secured Debt	6.09% (6M L+500, 1.00% Floor)	03/03/25	12,061	11,928	11,760	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/03/25	2,449	(27)	(61)	(8)(9) (21)(23)
					12,207	12,117
Genesis Healthcare, Inc.
Genesis Healthcare, Inc.	First Lien Secured Debt	6.50% (1M L+600, 0.50% Floor)	03/06/23	25,000	24,817	24,605	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/08/23	60,870	(384)	(1,190)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	2.00% Unfunded	03/06/23	6,848	—	(80)	(8)(9) (21)(23)
					24,433	23,335
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (29)	Fair Value (1)(30)
Gossamer
GB001, Inc.	First Lien Secured Debt	9.00% (1M L+700, 2.00% Floor)	01/01/25	6,000	5,981	6,120	(9)(17)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	01/01/25	24,000	(177)	—	(9)(17) (21)(23)
					5,804	6,120
Health & Safety Institute
HSI Halo Acquisition, Inc.	First Lien Secured Debt	6.75% (1M L+575, 1.00% Floor)	08/31/26	6,366	6,312	6,181	(9)
	First Lien Secured Debt	6.75% (3M L+575, 1.00% Floor)	08/31/26	2,660	2,610	2,583	(9)
	First Lien Secured Debt - Revolver	8.00% (P+475)	08/30/25	374	374	365	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/30/25	439	(7)	(10)	(8)(9) (21)(23)
	Common Equity - Common Stock	N/A	N/A	500 Shares	500	425	(9)(13) (28)
					9,789	9,544
IMA Group
IMA Group Management Company, LLC	First Lien Secured Debt	6.50% (6M L+550, 1.00% Floor)	05/30/24	5,100	5,062	4,794
	First Lien Secured Debt - Revolver	6.50% (3M L+550, 1.00% Floor)	05/30/24	289	287	272	(23)
					5,349	5,066
Kindeva
Kindeva Drug Delivery L.P.	First Lien Secured Debt	7.00% (6M L+600, 1.00% Floor)	05/01/26	1,829	1,786	1,808	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	05/01/25	167	(4)	(2)	(8)(9) (21)(23)
					1,782	1,806
KureSmart
Clearway Corporation (f/k/a NP/Clearway Holdings, Inc.)	Common Equity - Common Stock	N/A	N/A	133 Shares	133	121	(9)(13)
Kure Pain Holdings, Inc.	First Lien Secured Debt	6.50% (1M L+550, 1.00% Floor)	08/27/24	21,991	21,733	21,134	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/27/24	2,654	(31)	(105)	(8)(9) (21)(23)
					21,835	21,150
Lanai Holdings III, Inc. (Patterson Medical)
Lanai Holdings III, Inc.	Second Lien Secured Debt	11.50% (3M L+1050 PIK, 1.00% Floor)	08/28/23	18,241	18,025	15,806
Mannkind Corporation
Mannkind Corporation	First Lien Secured Debt	8.75% (1M L+675, 2.00% Floor)	08/01/24	13,867	13,813	14,193	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	08/01/24	8,667	(33)	—	(9)(21) (23)
					13,780	14,193
Maxor National Pharmacy Services, LLC
Maxor National Pharmacy Services, LLC	First Lien Secured Debt	6.50% (3M L+550, 1.00% Floor)	11/22/23	23,649	23,341	23,306	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/22/22	1,558	(17)	(18)	(8)(9) (21)(23)
					23,324	23,288
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (29)	Fair Value (1)(30)
Medical Guardian
Medical Guardian, LLC	First Lien Secured Debt	9.50% (1M L+850, 1.00% Floor)	12/31/24	34,286	33,702	33,881	(9)
	First Lien Secured Debt - Revolver	9.50% (1M L+850, 1.00% Floor)	12/31/24	381	381	376	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/31/24	5,333	(97)	(63)	(8)(9) (21)(23)
					33,986	34,194
Orchard
Orchard Therapeutics plc	First Lien Secured Debt	7.00% (1M L+600, 1.00% Floor)	05/24/24	8,333	8,303	8,323	(9)(17)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	05/24/24	16,667	(61)	(20)	(8)(9) (17)(21) (23)
					8,242	8,303
Ovation Fertility
FPG Services, LLC	First Lien Secured Debt	6.50% (3M L+550, 1.00% Floor)	06/13/25	12,474	12,278	12,113	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/13/24	2,105	(31)	(61)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	06/13/25	5,263	(41)	(152)	(8)(9) (21)(23)
					12,206	11,900
Partner Therapeutics, Inc
Partner Therapeutics, Inc	First Lien Secured Debt	7.65% (1M L+665, 1.00% Floor)	01/01/23	10,000	9,915	10,025	(9)
	Preferred Equity - Preferred Equity	N/A	N/A	55,556 Shares	333	663	(9)(13)
	Warrants	N/A	N/A	33,333 Shares	135	218	(9)(13)
					10,383	10,906
PHS
PHS Buyer, Inc.	First Lien Secured Debt	6.25% (3M L+525, 1.00% Floor)	01/31/25	10,203	10,036	9,897	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	01/31/25	2,000	(32)	(60)	(8)(9) (21)(23)
					10,004	9,837
ProPharma
ProPharma Group Intermediate, LLC	First Lien Secured Debt	6.25% (1M L+575, 0.50% Floor)	07/12/23	€6,308	7,149	7,398
	First Lien Secured Debt	6.25% (1M L+575, 0.50% Floor)	07/12/23	£4,187	5,455	5,414
	First Lien Secured Debt	6.25% (1M L+575, 0.50% Floor)	07/12/23	11,272	11,202	11,272
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	07/12/23	1,032	(6)	—	(21)(23)
					23,800	24,084
Radius Health
Radius Health, Inc.	First Lien Secured Debt	7.75% (1M L+575, 2.00% Floor)	06/01/24	3,000	2,994	3,033	(9)(17)
	First Lien Secured Debt - Unfunded Revolver	0.00% Unfunded	06/01/24	2,000	(4)	—	(9)(17) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	06/01/24	13,500	—	—	(9)(17) (21)(23)
					2,990	3,033
RHA Health Services
Pace Health Companies, LLC	First Lien Secured Debt	5.50% (3M L+450, 1.00% Floor)	08/02/24	545	537	536	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/02/24	433	(8)	(7)	(8)(9) (21)(23)
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (29)	Fair Value (1)(30)
	First Lien Secured Debt - Letter of Credit	4.50%	12/10/20	68	—	(1)	(8)(9) (23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	08/02/24	3,950	(31)	(66)	(8)(9) (21)(23)
					498	462
Rigel Pharmaceuticals
Rigel Pharmaceuticals, Inc.	First Lien Secured Debt	7.15% (1M L+565, 1.50% Floor)	09/01/24	6,000	6,002	5,998	(9)
					6,002	5,998
RiteDose Holdings I, Inc.
RiteDose Holdings I, Inc.	First Lien Secured Debt	7.50% (3M L+650, 1.00% Floor)	09/13/23	14,588	14,352	14,587	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/13/23	2,000	(32)	—	(9)(21) (23)
					14,320	14,587
Wright Medical Group, Inc.
Wright Medical Group, Inc.	First Lien Secured Debt	8.85% (1M L+785, 1.00% Floor)	12/23/21	18,333	18,243	18,563	(9)(17)
	First Lien Secured Debt - Revolver	5.00% (1M L+425, 0.75% Floor)	12/23/21	21,000	21,000	21,157	(9)(17) (23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/23/21	37,333	(159)	—	(9)(17) (21)(23)
					39,084	39,720
		Total Healthcare & Pharmaceuticals			$451,997	$448,512
High Tech Industries
Acronis AG
Acronis AG	First Lien Secured Debt	7.85% (1M L+635, 1.50% Floor)	12/18/24	$21,000	$20,911	$20,542	(9)(17)
American Megatrends
AMI US Holdings Inc.	First Lien Secured Debt	6.59% (6M L+550, 1.00% Floor)	04/01/25	21,762	21,434	21,305	(9)
	First Lien Secured Debt - Revolver	5.66% (1M L+550)	04/01/24	814	814	794	(9)(23)
	First Lien Secured Debt - Revolver	5.65% (1M L+550)	04/01/24	698	698	681	(9)(23)
	First Lien Secured Debt - Revolver	6.59% (6M L+550)	04/01/24	581	581	567	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/01/24	814	(41)	(20)	(8)(9) (21)(23)
					23,486	23,327
Calero Holdings, Inc.
Telesoft Holdings, LLC	First Lien Secured Debt	6.75% (3M L+575, 1.00% Floor)	12/16/25	22,614	22,171	22,135
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/16/25	2,273	(44)	(48)	(8)(21) (23)
					22,127	22,087
ChargePoint
ChargePoint, Inc.	First Lien Secured Debt	7.80% (1M L+655, 1.25% Floor)	06/01/23	10,500	10,443	10,497	(9)
ChyronHego Corporation
ChyronHego Corporation	First Lien Secured Debt	7.15% (P+390)	03/09/20	34,753	31,751	31,625	(27)
	First Lien Secured Debt	7.93% (P+468)	03/09/20	3,725	3,725	3,650	(27)
	First Lien Secured Debt	7.93% (P+468)	03/09/20	34,579	34,438	28,701	(27)
	First Lien Secured Debt	7.93% (P+468)	09/30/20	2,000	2,000	1,960
	First Lien Secured Debt - Revolver	7.15% (P+390)	03/09/20	5,050	5,050	4,848	(23)(27)
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (29)	Fair Value (1)(30)
	First Lien Secured Debt - Unfunded Revolver	0.375% Unfunded	03/09/20	700	(483)	(28)	(8)(21) (23)(27)
	First Lien Secured Debt - Unfunded Delayed Draw	0.0% Unfunded	09/30/20	2,600	—	(52)	(8)(21) (23)
					76,481	70,704
Digital Reasoning
Digital Reasoning Systems, Inc.	First Lien Secured Debt	8.25% (1M L+625, 2.00% Floor)	08/01/24	3,750	3,729	3,744	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	08/01/24	1,250	(10)	(2)	(8)(9) (21)(23)
	Warrants	N/A	N/A	48,596 Shares	—	47	(9)(13) (28)
					3,719	3,789
FiscalNote
FiscalNote, Inc.	First Lien Secured Debt	9.00% (1M L+800, 1.00% Floor)	08/21/23	28,555	28,111	27,949	(9)
	Preferred Equity - Series F Preferred Stock	N/A	N/A	259,565 Shares	1,500	750	(9)(13)
					29,611	28,699
GoHealth
Norvax, LLC	First Lien Secured Debt	7.50% (3M L+650, 1.00% Floor)	09/15/25	31,500	30,847	31,289	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/13/24	3,182	(63)	(19)	(8)(9) (21)(23)
					30,784	31,270
International Cruise & Excursion Gallery, Inc.
International Cruise & Excursion Gallery, Inc.	First Lien Secured Debt	6.25% (6M L+525, 1.00% Floor)	06/06/25	14,662	14,464	13,286
LabVantage Solutions
LabVantage Solutions Inc.	First Lien Secured Debt	8.50% (1M L+750, 1.00% Floor)	12/29/20	7,938	7,925	7,938
LabVantage Solutions Limited	First Lien Secured Debt	8.50% (1M E+750, 1.00% Floor)	12/29/20	€8,735	9,387	10,243	(17)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/29/20	€3,435	1	—	(17)(21) (23)
					17,313	18,181
Magnitude Software
New Amsterdam Software BidCo LLC	First Lien Secured Debt	6.00% (3M L+500, 1.00% Floor)	05/01/26	6,830	6,721	6,591	(9)
	First Lien Secured Debt	6.00% (3M E+500, 1.00% Floor)	05/01/26	€734	810	831	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	05/01/26	2,250	(18)	(79)	(8)(9) (21)(23)
					7,513	7,343
MYCOM
Magnate Holding Corp.	First Lien Secured Debt	6.75% (6M L+625 PIK, 0.50% Floor)	12/16/24	17,423	17,251	12,252	(9)(17)
	First Lien Secured Debt - Revolver	6.75% (6M L+625 PIK, 0.50% Floor)	12/14/23	2,114	2,114	1,486	(9)(17) (23)
	First Lien Secured Debt - Revolver	6.83% (6M L+625 PIK, 0.50% Floor)	12/14/23	682	682	480	(9)(17) (23)
	First Lien Secured Debt - Unfunded Revolver	1.75% Unfunded	12/14/23	416	(30)	(124)	(8)(9) (17)(21) (23)
	First Lien Secured Debt - Letter of Credit	6.25%	04/22/21	145	—	(43)	(8)(9) (17)(23)
					20,017	14,051
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (29)	Fair Value (1)(30)
Omnitracs, LLC
Omnitracs, LLC	First Lien Secured Debt - Unfunded Revolver	0.375% Unfunded	03/23/23	3,750	(167)	(336)	(8)(21) (23)
Schlesinger Group
Schlesinger Global, LLC	First Lien Secured Debt	7.00% (3M L+600, 1.00% Floor)	07/12/25	9,936	9,716	9,668	(9)
					9,716	9,668
Simeio
Simeio Group Holdings, Inc.	First Lien Secured Debt	6.25% (1M L+525, 1.00% Floor)	01/30/26	8,611	8,496	8,343	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	01/30/26	1,731	(23)	(55)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.75% Unfunded	01/30/26	4,615	(31)	(150)	(8)(9) (21)(23)
					8,442	8,138
Sirsi Corporation
Sirsi Corporation	First Lien Secured Debt	5.75% (1M L+475, 1.00% Floor)	03/15/24	6,620	6,552	6,488	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/15/24	429	(4)	(9)	(8)(9) (21)(23)
					6,548	6,479
Springbrook
Springbrook Holding Company, LLC	First Lien Secured Debt	6.75% (3M L+575, 1.00% Floor)	12/23/26	9,804	9,655	9,627
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/23/26	1,463	(23)	(26)	(8)(21) (23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	12/23/26	3,659	(32)	(66)	(8)(21) (23)
					9,600	9,535
Telestream Holdings Corporation
Telestream Holdings Corporation	First Lien Secured Debt	7.61% (3M L +645, 1.00% Floor)	03/24/22	37,885	37,739	37,033	(18)
		Total High Tech Industries			$348,747	$334,293
Hotel, Gaming, Leisure, Restaurants
Garden Fresh
GFRC Holdings LLC	First Lien Secured Debt	11.50% (1M L+1000 PIK, 1.50% Floor)	02/01/22	$2,647	$2,500	$—	(13)(14)
		Total Hotel, Gaming, Leisure, Restaurants			$2,500	$—
Insurance
PGM Holdings Corporation
Turbo Buyer, Inc.	First Lien Secured Debt	6.70% (6M L+550, 1.00% Floor)	12/02/25	$13,982	$13,678	$13,716	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/02/25	923	(20)	(18)	(8)(9)(21) (23)
					13,658	13,698
PIB Group
Ivy Finco Limited	First Lien Secured Debt	5.89% (6M GBPL+550)	07/21/25	£1,050	1,277	1,322	(9)(17)
	First Lien Secured Debt	6.23% (6M GBPL+550)	06/09/25	£8,836	10,991	11,120	(9)(17)
	First Lien Secured Debt	5.55% (6M GBPL+550)	07/21/25	£2,657	3,352	3,344	(9)(17)
	First Lien Secured Debt	5.57% (2M GBPL+550)	07/21/25	£940	1,104	1,183	(9)(17)
	First Lien Secured Debt	5.72% (6M GBPL+550)	07/21/25	£618	770	778	(9)(17)
	First Lien Secured Debt	6.25% (6M GBPL+550)	07/21/25	£3,399	4,271	4,277	(9)(17)
					21,765	22,024
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (29)	Fair Value (1)(30)
Relation Insurance
AQ Sunshine, Inc.	First Lien Secured Debt	6.50% (6M L+550, 1.00% Floor)	04/15/25	17,568	17,357	17,247	(9)
	First Lien Secured Debt - Revolver	6.50% (6M L+550, 1.00% Floor)	04/15/24	1,059	1,059	1,042	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/15/24	79	(17)	(1)	(8)(9) (21)(23)
	First Lien Secured Debt - Letter of Credit	5.50%	04/30/21	38	—	(1)	(8)(9) (23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	04/15/25	1,047	(71)	(19)	(8)(9) (21)(23)
					18,328	18,268
			Total Insurance		$53,751	$53,990
Manufacturing, Capital Equipment
AVAD, LLC
AVAD Canada Ltd.	First Lien Secured Debt - Revolver	5.00% (1M L+400, 1.00% Floor)	10/02/23	$563	$563	$553	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	10/02/23	771	(12)	(13)	(8)(9) (21)(23)
AVAD, LLC	First Lien Secured Debt	8.75% (1M L+775, 1.00% Floor)	10/02/23	7,984	7,885	7,854	(9)
	First Lien Secured Debt - Revolver	5.00% (1M L+400, 1.00% Floor)	10/02/23	7,024	7,024	6,907	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	10/02/23	11,643	(188)	(194)	(8)(9) (21)(23)
					15,272	15,107
Kauffman
Kauffman Holdco, LLC	Common Equity - Common Stock	N/A	N/A	250,000 Shares	250	175	(9)(13)
Kauffman Intermediate, LLC	First Lien Secured Debt	7.50% (3M L+650, 1.00% Floor)	05/08/25	16,752	16,494	16,251	(9)
	First Lien Secured Debt - Revolver	7.50% (1M L+650, 1.00% Floor)	05/08/25	155	155	151	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	05/08/25	2,253	(39)	(68)	(8)(9) (21)(23)
	First Lien Secured Debt - Letter of Credit	6.50%	07/25/21	155	—	(5)	(8)(9) (23)
					16,860	16,504
MedPlast Holdings Inc.
MedPlast Holdings Inc.	Second Lien Secured Debt	7.90% (1M L+775)	07/02/26	8,000	7,942	7,590
		Total Manufacturing, Capital Equipment			$40,074	$39,201
Media – Diversified & Production
New Wave Entertainment
NW Entertainment, Inc.	First Lien Secured Debt	8.00% (1M L+700, 1.00% Floor)	08/16/24	$23,400	$23,036	$22,175	(9)
	First Lien Secured Debt - Revolver	8.00% (1M L+700, 1.00% Floor)	08/16/24	3,000	2,954	2,832	(9)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	08/16/24	3,000	(46)	(157)	(8)(9) (21)(23)
					25,944	24,850
Nitro World Entertainment
NWE OPCO LP	First Lien Secured Debt	8.50% (1M L+650, 2.00% Floor)	12/19/22	4,938	4,919	4,726	(9)
Sonar Entertainment
Sonar Entertainment, Inc.	First Lien Secured Debt	8.85% (1M L+760, 1.25% Floor)	11/15/21	7,453	7,405	7,323	(9)
	First Lien Secured Debt - Revolver	8.85% (1M L+760, 1.25% Floor)	11/15/21	3,361	3,361	3,302	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/15/21	19,470	(149)	(341)	(8)(9) (21)(23)
					10,617	10,284
		Total Media – Diversified & Production			$41,480	$39,860
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (29)	Fair Value (1)(30)
Metals & Mining
Magnetation, LLC
Magnetation, LLC	First Lien Secured Debt	9.91% (6M L+800 Cash (PIK Toggle))	12/31/19	$1,213	$581	$—	(13)(14) (26)
		Total Metals & Mining			$581	$—
Retail
IPS
SI Holdings, Inc.	First Lien Secured Debt	6.75% (3M L+575, 1.00% Floor)	07/25/25	$31,482	$30,964	$30,802	(9)
	First Lien Secured Debt - Revolver	6.75% (3M L+575, 1.00% Floor)	07/25/24	853	853	838	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	07/25/24	2,560	(52)	(46)	(8)(9) (21)(23)
					31,765	31,594
Rapid Displays
Rapid Displays Acquisition Corporation	First Lien Secured Debt	6.00% (3M L+500, 1.00% Floor)	07/01/25	11,261	11,087	10,828	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	07/01/25	1,154	(18)	(48)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	07/01/25	1,154	(14)	(44)	(8)(9) (21)(23)
					11,055	10,736
			Total Retail		$42,820	$42,330
Telecommunications
IPC Corporation
IPC Corporation	First Lien Secured Debt	5.26% (3M L+500)	08/06/21	$10,000	$9,974	$9,096	(9)
IPC Information Systems UK Holdings Limited	First Lien Secured Debt	7.50% (3M L+650, 1.00% Floor)	08/06/21	1,405	1,375	1,333	(9)(17)
					11,349	10,429
Securus Technologies Holdings, Inc.
Securus Technologies Holdings, Inc.	Second Lien Secured Debt	9.25% (6M L+825, 1.00% Floor)	11/01/25	12,878	12,796	10,946
		Total Telecommunications			$24,145	$21,375
Transportation – Cargo, Distribution
Dynamic Product Tankers (Prime), LLC
Dynamic Product Tankers, LLC (5)	Unsecured Debt	5.31% (6M L+500)	07/31/24	$22,000	$22,000	$22,000	(17)
	Common Equity - Class A Units	N/A	N/A	N/A	49,806	27,077	(13)(17) (24)(28)
					71,806	49,077
Heniff and Superior
Heniff Holdco, LLC	First Lien Secured Debt	6.75% (1M L+575, 1.00% Floor)	12/03/26	30,919	30,359	29,683	(9)
	First Lien Secured Debt - Revolver	6.75% (3M L+575, 1.00% Floor)	12/03/24	1,308	1,308	1,271	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/03/24	2,262	(65)	(65)	(8)(9) (21)(23)
	First Lien Secured Debt - Letters of Credit	5.75%	02/05/21 - 02/06/21	355	—	(11)	(8)(9) (23)
					31,602	30,878
MSEA Tankers LLC
MSEA Tankers LLC (5)	Common Equity - Class A Units	N/A	N/A	N/A	59,621	57,662	(17)(25) (28)
		Total Transportation – Cargo, Distribution			$163,029	$137,617
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (29)	Fair Value (1)(30)
Wholesale
Banner Solutions
Banner Buyer, LLC	First Lien Secured Debt	6.75% (1M L+575, 1.00% Floor)	10/31/25	$73	$72	$71	(9)
	First Lien Secured Debt	6.75% (12M L+575, 1.00% Floor)	10/31/25	12,414	12,229	12,156	(9)
	First Lien Secured Debt - Revolver	6.75% (1M L+575, 1.00% Floor)	10/31/25	387	387	379	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	10/31/25	1,548	(29)	(33)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.75% Unfunded	10/31/25	5,484	(41)	(114)	(8)(9) (21)(23)
Banner Parent Holdings, Inc	Common Equity - Common Stock	N/A	N/A	5,000 Shares	500	457	(9)(13) (28)
			Total Wholesale		$13,118	$12,916
Total Investments before Cash Equivalents					2,890,538	2,586,583
J.P. Morgan U.S. Government Money Market Fund				25,825	25,825	25,825	(22)
Total Investments after Cash Equivalents					$2,916,363	$2,612,408	(6)(7)
____________________

(1)Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (See Note 2 to the financial statements).
(2)Preferred and ordinary shares in Solarplicity UK Holdings Limited are GBP denominated equity investments.
(3)Denotes investments in which the Company owns greater than 25% of the equity, where the governing documents of each entity preclude the Company from exercising a controlling influence over the management or policies of such entity. The Company does not have the right to elect or appoint more than 25% of the directors or another party has the right to elect or appoint more directors than the Company and has the right to appoint certain members of senior management. Therefore, the Company has determined that these entities are not controlled affiliates. As of September 30, 2020, we had a 100% equity ownership interest in Golden Bear 2016-R, LLC, a collateralized loan obligation and 31% equity ownership in Carbonfree Chemicals SA LLC.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2020
(In thousands, except share data)

(4)Denotes investments in which we are an “Affiliated Person,” as defined in the 1940 Act, due to holding the power to vote or owning 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of March 31, 2020 and September 30, 2020 along with transactions during the six months ended September 30, 2020 in these affiliated investments are as follows:

Name of Issuer	Fair Value at March 31, 2020	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at September 30, 2020	Net Realized Gains (Losses)	Interest/Dividend/Other Income
1244311 B.C. Ltd., Common Stock	$—	$1,000	$—	$99	$1,099	$—	$—
1244311 B.C. Ltd., Term Loan	—	1,000	—	(59)	941	—	—
1244311 B.C. Ltd., Term Loan	—	3,000	—	(196)	2,804	—	—
KLO Acquisition LLC, Term Loan	—	30	(30)	—	—	—	—
9357-5991 Quebec Inc., Term Loan	—	2,118	(8,653)	6,535	—	(3,653)	—
AIC SPV Holdings II, LLC, Preferred Stock	442	—	—	(30)	412	—	53
AMP Solar Group, Inc., Class A Common Unit	8,736	—	—	(166)	8,570	—	—
Carbonfree Caustic SPE LLC, Term Loan	13,111	—	(13,111)	—	—	—	—
Carbonfree Chemicals Holdings LLC, Common Equity / Interest	15,105	14,541		(4,751)	24,895	—	—
Carbonfree Chemicals SA LLC, Class B Units	—	17,057	—	(17,057)	—	—	—
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC), Term Loan	4,389	—	(17,057)	12,668	—	—	11
Golden Bear 2016-R, LLC, Membership Interests	9,748	26	—	(509)	9,265	—	624
Pelican Energy, LLC, Membership Interests	2,411	—	(58)	(183)	2,170	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series B Preferred Stock	3,284	—	—	260	3,544	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series D Preferred Stock	2,101	—	—	270	2,371	—	—
Renew JV LLC, Membership Interests	914	—	(122)	113	905	—	—
	$60,241	$38,772	$(39,031)	$(3,006)	$56,976	$(3,653)	$688
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
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2020
(In thousands, except share data)
(5)Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Fair value as of March 31, 2020 and September 30, 2020 along with transactions during the six months ended September 30, 2020 in these controlled investments are as follows:

Name of Issuer	Fair Value at March 31, 2020	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Losses	Fair Value at September 30, 2020	Net Realized Losses	Interest/Dividend/Other Income
Majority Owned Company
Dynamic Product Tankers, LLC, Class A Units	$36,457	$—	$—	$(9,380)	$27,077	$—	$—
Dynamic Product Tankers, LLC, First Lien Term Loan	42,000	130	(42,000)	(130)	—	—	1,391
Dynamic Product Tankers, LLC, Unsecured Debt	—	22,000	—	—	22,000	—	154
Dynamic Product Tankers, LLC, Letters of Credit	—	—	—	—	—	—	—
Merx Aviation Finance, LLC, Membership Interests	28,447	105,300	—	(10,203)	123,544	—	—
Merx Aviation Finance, LLC, Revolver	305,300	—	(105,300)	—	200,000	—	10,027
Merx Aviation Finance, LLC, Letters of Credit	—	—	—	—	—	—	—
MSEA Tankers LLC, Class A Units	59,735	—	(2,329)	256	57,662	—	1,691
Controlled Company
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Second Lien Term Loan	14,711	—	—	(4,378)	10,333	—	—
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Common Stock	—	—	—	—	—	—	—
SHD Oil & Gas, LLC, Tranche A Note	22,495	—	(471)	(5,204)	16,820	—	—
SHD Oil & Gas, LLC, Tranche B Note	—	—	—	—	—	—	—
SHD Oil & Gas, LLC, Tranche C Note	24,720	728	—	22	25,470	—	1,487
	$533,865	$128,158	$(150,100)	$(29,017)	$482,906	$—	$14,750
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
    As of September 30, 2020, the Company had a 85%, 47%, 100%, 98% and 38% equity ownership interest in Dynamic Product Tankers, LLC; Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.); Merx Aviation Finance, LLC; MSEA Tankers, LLC; and SHD Oil & Gas, LLC (f/k/a Spotted Hawk Development LLC), respectively.
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2020
(In thousands, except share data)

(6)Aggregate gross unrealized gain and loss for federal income tax purposes is $44,415 and $402,368, respectively. Net unrealized loss is $357,953 based on a tax cost of $2,970,362.
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
(10)Other than the investments noted by this footnote, the fair value of the Company’s investments are determined using unobservable inputs that are significant to the overall fair value measurement. See Note 2 to the financial statements for more information regarding ASC 820, Fair Value Measurements (“ASC 820”).
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
(17)Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of September 30, 2020, non-qualifying assets represented approximately 17.40% of the total assets of the Company.
(18)In addition to the interest earned based on the stated rate of this loan, the Company may be entitled to receive additional interest as a result of its arrangement with other lenders in a syndication.
(19)The Company holds some warrants for this investment as part of the restructuring of the underlying portfolio company. The warrants have no cost and no fair value as of September 30, 2020.
(20)Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread. The borrower has an option to choose the benchmark rate, such as the London Interbank Offered Rate (“LIBOR”), the Euro Interbank Offered Rate (“EURIBOR”), the federal funds rate or the prime rate (“Prime”). The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates (1M L, 2M L, 3M L or 6M L, respectively), EURIBOR loans are typically indexed to 90-day EURIBOR rates (3M E), Bank Bill Swap rates are typically index to 90-day Bank Bill Swap rates (3M BBSW), GBP LIBOR loans are typically indexed to 90-day GBP LIBOR rates (3M GBP L) and EUR LIBOR loans are typically indexed to 90-day EUR LIBOR rates (3M E L) at the borrower’s option. LIBOR and EURIBOR loans may be subject to interest floors. As of September 30, 2020, rates for 1M L, 2M L, 3M L, 6M L, 1M E, 3M E, 1M BBSW, 3M BBSW, 3M GBP L, 3M E L and Prime are 0.15%, 0.19%, 0.23%,0.26%, (0.53%), (0.50%), (0.04%), (0.04%), 0.06%, (0.52%) and 3.25%, respectively.
(21)The rates associated with these undrawn committed revolvers and delayed draw term loans represent rates for commitment and unused fees.
(22)This security is included in the Cash and Cash Equivalents on the Statements of Assets and Liabilities.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2020
(In thousands, except share data)
(23)As of September 30, 2020, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 8 to the financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit	Undrawn Commitment
A&V Holdings Midco, LLC	$1,505	$—	$—	$1,505
Altasciences US Acquistion, Inc.*	1,425	392	—	1,033
Amerivet Partners Management, Inc.	7,758	524	—	7,234
AMI US Holdings Inc.	2,907	2,093	—	814
Analogic Corporation	1,826	—	—	1,826
AQ Sunshine, Inc.	2,223	1,059	38	1,126
Arthur Bidco Limited*	1,901	1,901	—	—
AVAD Canada Ltd.	1,334	563	—	771
AVAD, LLC	18,667	7,024	—	11,643
Banner Buyer, LLC	7,419	387	—	7,032
BIG Buyer, LLC	1,806	602	—	1,204
BK Medical Holding Company, Inc.	783	—	—	783
Cerus Corporation	9,500	55	—	9,445
ChyronHego Corporation	8,350	5,050	—	3,300
Claritas, LLC	1,031	387	—	644
Compu-Link Corporation	2,273	—	—	2,273
Continuum Global Solutions, LLC	20,000	3,509	—	16,491
Digital Reasoning Systems, Inc.	1,250	—	—	1,250
Dispatch Acquisition Holdings, LLC	8,361	1,867	207	6,287
Eagle Foods Family Group, LLC	3,750	1,333	—	2,417
EHL Merger Sub, LLC	4,155	—	—	4,155
Eldrickco Limited*	5,606	446	—	5,160
Erickson Inc	37,500	30,169	2,246	5,085
Exeter Property Group, LLC	192	—	—	192
First Heritage Credit, LLC	13,500	892	—	12,608
Flock SPV I, LLC	6,000	533	—	5,467
Florida Food Products, LLC	1,712	1,712	—	—
FPG Services, LLC	7,368	—	—	7,368
Gabriel Partners, LLC	1,995	—	—	1,995
Genesis Healthcare, Inc.	67,718	—	—	67,718
GB001, Inc.	24,000	—	—	24,000
Gutter Buyer, Inc.	3,463	—	39	3,424
Heniff Holdco, LLC	3,925	1,308	355	2,262
HSI Halo Acquisition, Inc.	813	374	—	439
IMA Group Management Company, LLC	289	289	—	—
Jacent Strategic Merchandising	3,500	2,567	—	933
JF Acquisition, LLC	1,569	628	—	941
Kauffman Intermediate, LLC	2,563	155	155	2,253
KDC US Holdings*	6,023	—	129	5,894
Kindeva Drug Delivery L.P.	167	—	—	167
Kure Pain Holdings, Inc.	2,654	—	—	2,654
LabVantage Solutions Limited*	4,028	—	—	4,028
Lash OpCo, LLC	697	—	—	697
Lifelong Learner Holdings, LLC	5,373	1,039	—	4,334
Lion Cashmere Midco Limited*	3,546	709	—	2,837
Liqui-Box Holdings, Inc.*	3,566	1,661	80	1,825
Magnate Holding Corp.	3,357	2,796	145	416
Mannkind Corporation	8,667	—	—	8,667
Margaux Acquisition Inc.	2,482	1,601	—	881
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2020
(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit	Undrawn Commitment
Margaux UK Finance Limited*	700	—	—	700
Marlin DTC-LS Midco 2, LLC	685	—	—	685
Maxor National Pharmacy Services, LLC	1,558	—	—	1,558
Medical Guardian, LLC	5,714	381	—	5,333
Merx Aviation Finance, LLC	200,177	200,000	177	—
Nemo (BC) Bidco Pty Ltd*	166	—	—	166
New Amsterdam Software BidCo LLC	2,250	—	—	2,250
Newscycle Solutions, Inc.	500	500	—	—
Norvax, LLC	3,182	—	—	3,182
NW Entertainment, Inc.	6,000	3,000	—	3,000
Olaplex, Inc.	2,300	1,150	—	1,150
Omnitracs, LLC	3,750	—	—	3,750
Orchard Therapeutics plc	16,667	—	—	16,667
Ortega National Parks, LLC	8,251	2,049	—	6,202
Pace Health Companies, LLC	4,451	—	68	4,383
Paper Source, Inc.	3,081	3,081	—	—
PHS Buyer, Inc.	2,000	—	—	2,000
PrimeFlight Aviation Services, Inc.	2,842	—	—	2,842
Project Comfort Buyer, Inc.	5,770	—	—	5,770
ProPharma Group Intermediate, LLC	1,032	—	—	1,032
Protein For Pets Opco, LLC	2,219	—	—	2,219
Purchasing Power Funding I, LLC	9,113	8,316	—	797
RA Outdoors, LLC	1,200	—	—	1,200
Radius Health, Inc.	15,500	—	—	15,500
Rapid Displays Acquisition Corporation	2,308	—	—	2,308
RiteDose Holdings I, Inc.	2,000	—	—	2,000
Royton Bidco Limited*	2,928	—	—	2,928
SI Holdings, Inc.	3,413	853	—	2,560
Simeio Group Holdings, Inc.	6,346	—	—	6,346
Simplifi Holdings, Inc.	2,400	1,200	—	1,200
Sirsi Corporation	429	—	—	429
Soliant Holdings, LLC	1,936	—	—	1,936
Sonar Entertainment, Inc.	22,831	3,361	—	19,470
Springbrook Holding Company, LLC	5,122	—	—	5,122
Telesoft Holdings, LLC	2,273	—	—	2,273
Ten-X, LLC	4,680	4,680	—	—
TGG TS Acquisition Company	1,750	—	—	1,750
The Emmes Company, LLC	2,449	—	—	2,449
THLP CO. LLC	7,303	—	—	7,303
TNT Crust LLC	3,252	1,236	—	2,016
TricorBraun Holdings, Inc.	5,625	—	—	5,625
Truck-Lite Co., LLC	6,760	654	94	6,012
Turbo Buyer, Inc.	923	—	—	923
U.S. Auto Finance, Inc.	13,333	7,817	—	5,516
USLS Acquisition, Inc.	2,279	536	101	1,642
Westfall Technik, Inc.	2,019	2,019	—	—
Wildcat BuyerCo, Inc.	2,754	—	8	2,746
Wright Medical Group, Inc.	58,333	21,000	—	37,333
Total Commitments	$793,051	$335,458	$3,842	$453,751
____________________
* These investments are in a foreign currency and the total commitment has been converted to USD using the September 30, 2020 exchange rate.
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2020
(In thousands, except share data)
(24)As of September 30, 2020, Dynamic Product Tankers, LLC had various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-3 units which are identical except that Class A-1 unit is voting and Class A-3 unit is non-voting. The units entitle the Company to appoint three out of five managers to the board of managers.
(25)As of September 30, 2020, MSEA Tankers, LLC had various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-2 units which are identical except that Class A-1 unit is voting and Class A-2 unit is non-voting. The units entitle the Company to appoint two out of three managers to the board of managers.
(26)This investment has matured but is still held for any potential future cash proceeds. No value has been attributed to these future recoveries.
(27)The maturity date for these investments are expected to be extended past September 30, 2020. The final terms of the extension are still under negotiation between the Company and the respective portfolio company.
(28)Securities that are exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2020 the aggregate fair value of these securities is $255,354 or 25% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

Name of Issuer	Investment Type	Acquisition Date
1244311 B.C. Ltd.	Common Equity - Common Stock	9/30/2020
AIC SPV Holdings II, LLC	Preferred Equity - Preferred Stock	6/1/2017
Amerivet Partners Parent LP	Common Equity - Class D Partnership Units	3/6/2020
AMP Solar Group, Inc.	Common Equity - Class A Common Unit	11/25/2014
Banner Parent Holdings, Inc	Common Equity - Common Stock	10/31/2019
Butterfly Fighter Co-Invest, L.P.	Common Equity - Membership Interests	11/22/2019
Carbonfree Chemicals Holdings LLC	Common Equity - Common Equity / Interest	11/19/2019
Carbonfree Chemicals SA LLC	Common Equity - Class B Units	11/19/2019
Digital Reasoning Systems, Inc.	Warrants	12/2/2019
Dynamic Product Tankers, LLC	Common Equity - Class A Units	4/3/2015
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	Common Equity - Common Stock	3/29/2016
HSI Halo Acquisition, Inc.	Common Equity - Common Stock	10/4/2019
JSM Equity Investors, L.P.	Preferred Equity - Class P Partnership Units	6/30/2020
Merx Aviation Finance, LLC	Common Equity - Membership Interests	5/22/2013
MSEA Tankers LLC	Common Equity - Class A Units	12/12/2014
Paper Source, Inc.	Preferred Equity - Preferred Equity	9/11/2020
Pelican Energy, LLC	Common Equity - Membership Interests	2/16/2016
Renew Financial LLC (f/k/a Renewable Funding, LLC)	Preferred Equity - Series B Preferred Stock	4/9/2014
Renew Financial LLC (f/k/a Renewable Funding, LLC)	Preferred Equity - Series D Preferred Stock	10/1/2015
Renew JV LLC	Common Equity - Membership Interests	3/20/2017
SHD Oil & Gas, LLC	Common Equity - Series A Units	11/18/2016
Soliant Health, Inc.	Common Equity - Membership Interests	12/31/2019
TL Lighting Holdings, LLC	Common Equity - Equity	12/13/2019
Wildcat Parent LP	Common Equity - Common Stock	2/27/2020

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2020
(In thousands, except share data)
(29)The following shows the composition of the Company’s portfolio at cost by control designation, investment type and industry as of September 30, 2020:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Non-Controlled/Non-Affiliated Investments
Advertising, Printing & Publishing	$39,209	$5,507	$—	$—	$—	$—	$—	$44,716
Aerospace & Defense	30,022	—	—	—	—	—	—	30,022
Automotive	33,711	23,519	—	—	—	2,064	—	59,294
Aviation and Consumer Transport	14,442	—	—	—	—	—	—	14,442
Beverage, Food & Tobacco	101,554	—	—	—	—	2,204	—	103,758
Business Services	224,597	141,309	—	—	89	1,432	—	367,427
Chemicals, Plastics & Rubber	17,632	12,147	—	—	—	—	—	29,779
Construction & Building	27,602	—	—	—	—	500	—	28,102
Consumer Goods – Durable	19,233	21,714	—	—	—	107	—	41,054
Consumer Goods – Non-durable	93,882	12,850	—	—	462	—	—	107,194
Consumer Services	91,295	—	—	—	—	—	—	91,295
Containers, Packaging & Glass	(118)	—	—	—	—	—	—	(118)
Diversified Investment Vehicles, Banking, Finance, Real Estate	52,177	—	—	—	—	—	—	52,177
Education	36,077	—	—	—	—	—	—	36,077
Energy – Electricity	7,637	—	—	—	5,705	4	—	13,346
Environmental Industries	31,389	—	—	—	—	—	—	31,389
Food & Grocery	9,561	—	—	—	—	—	—	9,561
Healthcare & Pharmaceuticals	388,609	61,856	—	—	333	1,064	135	451,997
High Tech Industries	347,247	—	—	—	1,500	—	—	348,747
Hotel, Gaming, Leisure, Restaurants	2,500	—	—	—	—	—	—	2,500
Insurance	53,751	—	—	—	—	—	—	53,751
Manufacturing, Capital Equipment	31,882	7,942	—	—	—	250	—	40,074
Media – Diversified & Production	41,480	—	—	—	—	—	—	41,480
Metals & Mining	581	—	—	—	—	—	—	581
Retail	42,820	—	—	—	—	—	—	42,820
Telecommunications	11,349	12,796	—	—	—	—	—	24,145
Transportation – Cargo, Distribution	31,602	—	—	—	—	—	—	31,602
Wholesale	12,618	—	—	—	—	500	—	13,118
Total Non-Controlled/ Non-Affiliated Investments	$1,794,341	$299,640	$—	$—	$8,089	$8,125	$135	$2,110,330
Non-Controlled/Affiliated Investments
Chemicals, Plastics & Rubber	$—	$—	$—	$—	$—	$77,887	$—	$77,887
Consumer Goods – Durable	8,808	—	—	—	—	1,000	—	9,808
Diversified Investment Vehicles, Banking, Finance, Real Estate	—	—	—	16,755	—	—	—	16,755
Energy – Electricity	—	—	—	—	14,445	10,771	—	25,216
Energy – Oil & Gas	—	—	—	—	—	16,764	—	16,764
Total Non-Controlled/Affiliated Investments	$8,808	$—	$—	$16,755	$14,445	$106,422	$—	$146,430
Controlled Investments
Aviation and Consumer Transport	$200,000	$—	$—	$—	$—	$120,300	$—	$320,300
Energy – Oil & Gas	113,636	36,926	—	—	—	31,489	—	182,051
Transportation – Cargo, Distribution	—	—	22,000	—	—	109,427	—	131,427
Total Controlled Investments	$313,636	$36,926	$22,000	$—	$—	$261,216	$—	$633,778
Total	$2,116,785	$336,566	$22,000	$16,755	$22,534	$375,763	$135	$2,890,538

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2020
(In thousands, except share data)
(30)The following shows the composition of the Company’s portfolio at fair value by control designation, investment type and industry as of September 30, 2020:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Non-Controlled / Non-Affiliated Investments
Advertising, Printing & Publishing	$38,567	$3,654	$—	$—	$—	$—	$—	$42,221	4.2%
Aerospace & Defense	29,421	—	—	—	—	—	—	29,421	2.9%
Automotive	33,607	21,566	—	—	—	301	—	55,474	5.5%
Aviation and Consumer Transport	14,115	—	—	—	—	—	—	14,115	1.4%
Beverage, Food & Tobacco	101,399	—	—	—	—	3,129	—	104,528	10.4%
Business Services	219,163	134,657	—	—	89	983	—	354,892	35.2%
Chemicals, Plastics & Rubber	17,099	13,244	—	—	—	—	—	30,343	3.0%
Construction & Building	27,438	—	—	—	—	998	—	28,436	2.8%
Consumer Goods – Durable	18,662	21,559	—	—	—	589	—	40,810	4.0%
Consumer Goods – Non-durable	92,217	12,293	—	—	194	—	—	104,704	10.4%
Consumer Services	86,461	—	—	—	—	—	—	86,461	8.6%
Containers, Packaging & Glass	(29)	—	—	—	—	—	—	(29)	—%
Diversified Investment Vehicles, Banking, Finance, Real Estate	51,488	—	—	—	—	—	—	51,488	5.1%
Education	38,028	—	—	—	—	—	—	38,028	3.8%
Energy – Electricity	2,210	—	—	—	—	—	—	2,210	0.2%
Environmental Industries	30,790	—	—	—	—	—	—	30,790	3.1%
Food & Grocery	9,454	—	—	—	—	—	—	9,454	0.9%
Healthcare & Pharmaceuticals	387,762	58,707	—	—	663	1,162	218	448,512	44.5%
High Tech Industries	333,496	—	—	—	750	—	47	334,293	33.2%
Hotel, Gaming, Leisure, Restaurants	—	—	—	—	—	—	—	—	—%
Insurance	53,990	—	—	—	—	—	—	53,990	5.4%
Manufacturing, Capital Equipment	31,436	7,590	—	—	—	175	—	39,201	3.9%
Media – Diversified & Production	39,860	—	—	—	—	—	—	39,860	4.0%
Metals & Mining	—	—	—	—	—	—	—	—	—%
Retail	42,330	—	—	—	—	—	—	42,330	4.2%
Telecommunications	10,429	10,946	—	—	—	—	—	21,375	2.1%
Transportation – Cargo, Distribution	30,878	—	—	—	—	—	—	30,878	3.1%
Wholesale	12,459	—	—	—	—	457	—	12,916	1.3%
Total Non-Controlled / Non-Affiliated Investments	$1,752,730	$284,216	$—	$—	$1,696	$7,794	$265	$2,046,701	203.2%
% of Net Assets	173.9%	28.3%	—%	—%	0.2%	0.8%	0%	203.2%
Non-Controlled / Affiliated Investments
Chemicals, Plastics & Rubber	$—	$—	$—	$—	$—	$24,895	$—	$24,895	2.5%
Consumer Goods – Durable	3,745	—	—	—	—	1,099	—	4,844	0.5%
Diversified Investment Vehicles, Banking, Finance, Real Estate	—	—	—	9,265	—	—	—	9,265	0.9%
Energy – Electricity	—	—	—	—	6,327	9,475	—	15,802	1.6%
Energy – Oil & Gas	—	—	—	—	—	2,170	—	2,170	0.1%
Total Non-Controlled / Affiliated Investments	$3,745	$—	$—	$9,265	$6,327	$37,639	$—	$56,976	5.6%
% of Net Assets	0.4%	—%	—%	0.9%	0.6%	3.7%	—%	5.6%
Controlled Investments
Aviation and Consumer Transport	$200,000	$—	$—	$—	$—	$123,544	$—	$323,544	32.1%
Energy – Oil & Gas	42,290	10,333	—	—	—	—	—	52,623	5.2%
Transportation – Cargo, Distribution	—	—	22,000	—	—	84,739	—	106,739	10.6%
Total Controlled Investments	$242,290	$10,333	$22,000	$—	$—	$208,283	$—	$482,906	47.9%
% of Net Assets	24.0%	1.0%	2.2%	—%	—%	20.7%	—%	47.9%
Total	$1,998,765	$294,549	$22,000	$9,265	$8,023	$253,716	$265	$2,586,583	256.7%
% of Net Assets	198.3%	29.3%	2.2%	0.9%	0.8%	25.2%	0%	256.7%
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2020
(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of September 30, 2020
Healthcare & Pharmaceuticals	17.3%
Business Services	13.7%
Aviation and Consumer Transport	13.1%
High Tech Industries	13.0%
Transportation – Cargo, Distribution	5.3%
Beverage, Food & Tobacco	4.0%
Consumer Goods – Non-durable	4.0%
Consumer Services	3.3%
Diversified Investment Vehicles, Banking, Finance, Real Estate	2.3%
Automotive	2.1%
Chemicals, Plastics & Rubber	2.1%
Energy – Oil & Gas	2.1%
Insurance	2.1%
Consumer Goods – Durable	1.8%
Retail	1.7%
Advertising, Printing & Publishing	1.6%
Media – Diversified & Production	1.5%
Manufacturing, Capital Equipment	1.5%
Education	1.5%
Environmental Industries	1.2%
Aerospace & Defense	1.2%
Construction & Building	1.1%
Telecommunications	0.9%
Energy – Electricity	0.7%
Wholesale	0.5%
Food & Grocery	0.4%
Metals & Mining	0.0%
Hotel, Gaming, Leisure, Restaurants	0.0%
Containers, Packaging & Glass	0.0%
Total Investments	100.0%
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share and per share data)

Note 1. Organization
Apollo Investment Corporation (the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” or “our”), a Maryland corporation incorporated on February 2, 2004, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We commenced operations on April 8, 2004 receiving net proceeds of $870,000 from our initial public offering by selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through September 30, 2020, we have raised approximately $2,210,067 in net proceeds from additional offerings of common stock and repurchased common stock for $223,072.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of nonessential businesses. Such actions are creating disruption in global supply chains, and adversely impacting many industries. The outbreak has had and could continue to have an adverse impact on economic and market conditions and some economists, investment banks and The World Bank have indicated that current indicators point to a global recession that started in February 2020. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying our financial statements are reasonable and supportable based on the information available as of September 30, 2020. However uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of September 30, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates.
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
Cash and cash equivalents are carried at cost which approximates fair value. Cash equivalents held as of September 30, 2020 was $25,825. Cash equivalents held as of March 31, 2020 was $37,301.
Collateral on Option Contracts
Collateral on option contracts represents restricted cash held by our counterparty as collateral against our derivative instruments until such contracts mature or are settled upon per agreement of buyer and seller of the contract. In accordance with Accounting Standards Update No. 2016-18, Statement of Cash Flows: Restricted Cash, the Statements of Cash Flows outline the changes in cash, including both restricted and unrestricted cash, cash equivalents and foreign currencies. As of September 30, 2020 and March 31, 2020 the Company did not hold any derivative contracts.
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
Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides an independent assessment of value. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. During the six months ended September 30, 2020, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.
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
As of September 30, 2020 and March 31, 2020, the Company did not hold any derivative contracts.
Offsetting Assets and Liabilities
The Company has elected not to offset cash collateral against the fair value of derivative contracts. The fair values of these derivatives are presented on a gross basis, even when derivatives are subject to master netting agreements.

As of September 30, 2020 and March 31, 2020, the Company did not hold any derivative contracts.

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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
Federal and State Income Taxes
We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through September 30, 2020 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ending March 31, 2021. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.
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
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the financial statements. As of September 30, 2020, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2017 remain subject to examination by the Internal Revenue Service.
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
SEC Disclosure Update and Simplification
In August 2020, the U.S. Securities and Exchange Commission (“SEC”) issued Final Rule Release No. 33-10825 and No.34-89670, collectively referred to as 'Modernization of Regulation S-X Items 101, 103 and 105’. These rules amend certain SEC disclosure requirements to improve disclosure for investors and to simplify compliance for registrants, including new requirements for human capital disclosures and a summary of risk factors. The final rules are effective for all filings on or after November 9, 2020. The Company has evaluated the impact of the amendments and determined the effect of the adoption of the simplification rules on the financial statements were limited to the modification of certain disclosures.
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

For accounting purposes only, we are required under GAAP to accrue a theoretical capital gains incentive fee based upon net realized capital gains and unrealized capital gain and loss on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no accrual for theoretical capital gains incentive fee for the three and six months ended September 30, 2020 and 2019. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (the “Advisers Act”) or the investment advisory management agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the investment advisory management agreement which specifically excludes consideration of unrealized capital gain.
For the three and six months ended September 30, 2020, the Company recognized $9,262 and $18,786 respectively, of management fees, and $0 and $0, respectively, of incentive fees before impact of waived fees. For the three and six months ended September 30, 2019, the Company recognized $10,190 and $19,729 respectively, of management fees, and $1,911 and $1,911, respectively, of incentive fees before impact of waived fees. For the three and six months ended September 30, 2020 and 2019, no management fees were waived (as not applicable) and no incentive fees were waived.
As of September 30, 2020 and March 31, 2020, management and performance-based incentive fees payable were $9,262 and $10,289, respectively.
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

For three and six months ended September 30, 2020 and 2019, there was no fee offset.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
Administration Agreement with AIA
The Company has also entered into an administration agreement with the Administrator (the “Administration Agreement”) under which AIA provides administrative services for the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator and requested to be reimbursed by the Administrator in performing its obligations under the Administration Agreement. The expenses include rent and the Company’s allocable portion of compensation and other related expenses for its Chief Financial Officer, Chief Legal Officer and Chief Compliance Officer and their respective staffs. For the three and six months ended September 30, 2020, the Company recognized administrative services expense under the Administration Agreement of $1,201 and $2,389, respectively. For the three and six months ended September 30, 2019, the Company recognized administrative services expense under the Administration Agreement of $1,542 and $3,267, respectively. There was no payable to AIA and its affiliates for expenses paid on our behalf as of September 30, 2020 and March 31, 2020.
Administrative Service Expense Reimbursement
Merx Aviation Finance, LLC (“Merx”), a wholly-owned portfolio company of the Company, has entered into an administration agreement with the Administrator (the “Merx Administration Agreement”) under which AIA provides administrative services to Merx. For the three and six months ended September 30, 2020, the Company recognized administrative service expense reimbursements of $76 and $150, respectively, under the Merx Administration Agreement. For the three and six months ended September 30, 2019, the Company recognized administrative service expense reimbursements of $63 and $125, respectively.
Debt Expense Reimbursements
The Company has also entered into debt expense reimbursement agreements with Merx and several other portfolio companies which will reimburse the Company for reasonable out-of-pocket expenses incurred, including any interest, fees or other amounts incurred by the Company in connection with letters of credit issued on their behalf. For the three and six months ended September 30, 2020, the Company recognized debt expense reimbursements of $24 and $60, respectively, under the debt expense reimbursement agreements. For the three and six months ended September 30, 2019, the Company recognized debt expense reimbursements of $36 and $71, respectively, under the debt expense reimbursement agreements.
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
As of September 30, 2020, the Company’s co-investment holdings were 62% of the portfolio or $1,599,243, measured at fair value. On a cost basis, 56% of the portfolio or $1,626,005 were co-investments. As of March 31, 2020, the Company’s co-investment holdings were 59% of the portfolio or $1,653,269, measured at fair value. On a cost basis, 55% of the portfolio or $1,711,258 were co-investments.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
Merx Aviation
Effective January 16, 2019, Mr. Gary Rothschild, President and Chief Executive Officer of Merx, became an employee of Apollo Management Holdings, L.P. ("AMH"), an affiliate of the Company investment adviser. Mr. Rothschild also retained his role as the President and Chief Executive Officer of Merx.
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
On April 1, 2020, $105,300 of the Merx first lien secured revolver held by the Company was converted into common equity. In addition, the interest rate on the revolver was lowered from 12% to 10%. The balance of the Merx revolver as of September 30, 2020 was $200,000.
Note 4. Earnings Per Share
The following table sets forth the computation of earnings (loss) per share (“EPS”), pursuant to ASC 260-10, for the three and six months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Basic Earnings (Loss) Per Share
Net increase (decrease) in net assets resulting from operations	$33,289	$7,068	$36,283	$30,897
Weighted average shares outstanding	65,259,176	67,446,575	65,259,176	68,014,438
Basic earnings (loss) per share	$0.51	$0.10	$0.56	$0.45

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
Note 5. Investments
Fair Value Measurement and Disclosures
The following table shows the composition of our investment as of September 30, 2020, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$2,116,785	$1,998,765	$—	$—	$1,998,765
Second Lien Secured Debt	336,566	294,549	—	—	294,549
Unsecured Debt	22,000	22,000	—	—	22,000
Structured Products and Other	16,755	9,265	—	—	9,265
Preferred Equity	22,534	8,023	—	—	8,023
Common Equity/Interests	375,763	253,716	—	475	253,241
Warrants	135	265	—	—	265
Total Investments before Cash Equivalents	$2,890,538	$2,586,583	$—	$475	$2,586,108
Money Market Fund	$25,825	$25,825	$25,825	$—	$—
Total Cash Equivalents	$25,825	$25,825	$25,825	$—	$—
Total Investments after Cash Equivalents	$2,916,363	$2,612,408	$25,825	$475	$2,586,108
The following table shows the composition of our investment as of March 31, 2020, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$2,423,736	$2,265,800	$—	$—	$2,265,800
Second Lien Secured Debt	385,923	343,420	—	—	343,420
Unsecured Debt	—	—	—	—	—
Structured Products and Other	16,729	9,748	—	—	9,748
Preferred Equity	22,679	7,968	—	—	7,968
Common Equity/Interests	240,363	158,361	—	418	157,943
Warrants	183	136	—	—	136
Total Investments before Cash Equivalents	$3,089,613	$2,785,433	$—	$418	$2,785,015
Money Market Fund	$37,301	$37,301	$37,301	$—	$—
Total Cash Equivalents	$37,301	$37,301	$37,301	$—	$—
Total Investments after Cash Equivalents	$3,126,914	$2,822,734	$37,301	$418	$2,785,015

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
The following table shows changes in the fair value of our Level 3 investments during the three months ended September 30, 2020:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of June 30, 2020	$2,093,720	$309,111	$—	$9,815	$8,720	$249,031	$217	$2,670,614
Net realized gains (losses)	(3,334)	224	—	—	(14)	62	—	(3,062)
Net change in unrealized gains (losses)	41,943	2,120	—	(576)	(541)	(27,176)	48	15,818
Net amortization on investments	2,677	231	—	—	—	—	—	2,908
Purchases, including capitalized PIK (3)	93,679	477	22,000	26	—	32,603	—	148,785
Sales (3)	(229,920)	(17,614)	—	—	(142)	(1,279)	—	(248,955)
Transfers out of Level 3 (1)	—	—	—	—	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—	—	—	—	—
Fair value as of September 30, 2020	$1,998,765	$294,549	$22,000	$9,265	$8,023	$253,241	$265	$2,586,108

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2020	$12,800	$1,766	$—	$(576)	$(542)	$(27,177)	$47	$(13,682)
The following table shows changes in the fair value of our Level 3 investments during the six months ended September 30, 2020:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of March 31, 2020	$2,265,800	$343,420	$—	$9,748	$7,968	$157,943	$136	$2,785,015
Net realized gains (losses)	(10,667)	(1,023)	—	—	(14)	62	(48)	(11,690)
Net change in unrealized gains (losses)	39,917	485	—	(509)	200	(40,103)	177	167
Net amortization on investments	5,370	487	—	—	—	—	—	5,857
Purchases, including capitalized PIK (3)	232,786	850	22,000	26	11	137,910	—	393,583
Sales (3)	(534,441)	(49,670)	—	—	(142)	(2,571)	—	(586,824)
Transfers out of Level 3 (1)	—	—	—	—	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—	—	—	—	—
Fair value as of September 30, 2020	$1,998,765	$294,549	$22,000	$9,265	$8,023	$253,241	$265	$2,586,108

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2020	$6,898	$(1,289)	$—	$(508)	$199	$(40,103)	$128	$(34,675)
____________________
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
(2)Includes unfunded commitments measured at fair value of $(8,432).
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
(2)Includes unfunded commitments measured at fair value of $(8,008).
(3)Includes reorganizations and restructuring of investments.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of September 30, 2020 and March 31, 2020. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.
The unobservable inputs used in the fair value measurement of our Level 3 investments as of September 30, 2020 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Secured Debt	$200,000	Discounted Cash Flow	Discount Rate	10.7%	10.7%	10.7%
		Residual Value	Residual Value	N/A	N/A	N/A
	55,061	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
		Market Comparable Technique	Comparable Multiple	0.5x	7.0x	4.1x
	14,383	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	42,290	Recovery Analysis	Commodity Price	$41.00	$59.30	$56.81
	1,036	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	1,685,995	Yield Analysis	Discount Rate	2.1%	31.3%	8.9%
Second Lien Secured Debt	3,654	Market Comparable Technique	Comparable Multiple	8.1x	8.1x	8.1x
	10,333	Recovery Analysis	Commodity Price	43.50	60.00	57.08
	280,562	Yield Analysis	Discount Rate	9.4%	21.0%	12.7%
Unsecured Debt	22,000	Discounted Cash Flow	Discount Rate	14.2%	14.2%	14.2%
		Residual Value	Residual Value	N/A	N/A	N/A
Structured Products and Other	9,265	Discounted Cash Flow	Discount Rate	13.0%	13.0%	13.0%
Preferred Equity	414	Discounted Cash Flow	Discount Rate	13.5%	13.5%	13.5%
	1,694	Market Comparable Technique	Comparable Multiple	0.5x	13.6x	4.1x
	5,915	Option Pricing Model	Expected Volatility	82.0%	82.0%	82.0%
	—	Yield Analysis	Discount Rate	31.3%	31.3%	0.0%
Common Equity/Interests	10,739	Discounted Cash Flow	Discount Rate	13.5%	31.3%	19.8%
	208,283	Discounted Cash Flow	Discount Rate	10.7%	14.2%	12.0%
		Residual Value	Residual Value	N/A	N/A	N/A
	24,895	Implied New Equity Value	Implied Illiquidity Discount	19.5%	19.5%	19.5%
	7,154	Market Comparable Technique	Comparable Multiple	6.0x	13.5x	8.8x
	2,170	Recovery Analysis	Commodity Price	41.00	60.00	56.79
	—	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
Warrants	265	Option Pricing Model	Expected Volatility	35.0%	50.0%	47.4%
Total Level 3 Investments	$2,586,108
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
Investment Transactions
For the three and six months ended September 30, 2020, purchases of investments on a trade date basis were $105,865 and $243,754, respectively. For the three and six months ended September 30, 2019, purchases of investments on a trade date basis were $476,738 and $911,997, respectively.
For the three and six months ended September 30, 2020, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $208,969 and $441,828, respectively. For the three and six months ended September 30, 2019, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $269,681 and $489,943, respectively.
PIK Income
The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the three and six months ended September 30, 2020, PIK income earned was $925 and $2,801, respectively. During the three and six months ended September 30, 2019, PIK income earned was $1,604 and $7,160, respectively.
The following table shows the change in capitalized PIK balance for the three and six months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
PIK balance at beginning of period	$39,016	$28,604	$37,481	$23,721
PIK income capitalized	1,423	1,099	3,033	5,982
Adjustments due to investments exited or written off	—	—	—	—
PIK income received in cash	—	(6,322)	(75)	(6,322)
PIK balance at end of period	$40,439	$23,381	$40,439	$23,381

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
Dividend Income on CLOs
The Company holds structured products and other investments. The CLO equity investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The Company records as dividend income the accretable yield from its beneficial interests in structured products such as CLOs based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. During the three and six months ended September 30, 2020, dividend income from structured products was $331 and $676, respectively. During the three and six months ended September 30, 2019, dividend income from structured products was $313 and $632, respectively.
Investments on Non-Accrual Status
As of September 30, 2020, 4.9% of total investments at amortized cost, or 1.2% of total investments at fair value, were on non-accrual status. As of March 31, 2020, 5.1% of total investments at amortized cost, or 1.7% of total investments at fair value, were on non-accrual status.
Unconsolidated Significant Subsidiary
The following unconsolidated subsidiary is considered a significant subsidiary under SEC Regulation S-X Rule 10-01(b)(1) as of September 30, 2020. Accordingly, summarized, unaudited, comparative financial information is presented below for the unconsolidated significant subsidiary.

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

	Six Months Ended September 30,
	2020	2019*
Net revenue	$111,758	$111,665
Net operating income	(1,391)	41,399
Earnings before taxes	(36,985)	(14,960)
Net profit	(35,893)	(14,703)
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

The Company’s outstanding debt obligations as of September 30, 2020 were as follows:

	Date Issued/Amended	Total Aggregate Principal Amount Committed	Principal Amount Outstanding		Fair Value		Final Maturity Date
Senior Secured Facility	11/19/2018	$1,810,000	$1,254,626	*	$1,262,040	(2)	11/19/2023
2025 Notes	3/3/2015	350,000	350,000		337,510	(1)	3/3/2025
Total Debt Obligations		$2,160,000	$1,604,626		$1,599,550
Deferred Financing Costs and Debt Discount			$(4,298)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount			$1,600,328
____________________
*Includes foreign currency debt obligations as outlined in Foreign Currency Transactions and Translations within this note to the financial statements.
(1)The fair value of these debt obligations would be categorized as Level 2 under ASC 820 as of September 30, 2020. The valuation is based on broker quoted prices.
(2)The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of September 30, 2020. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.
The Company’s outstanding debt obligations as of March 31, 2020 were as follows:

	Date Issued/Amended	Total Aggregate Principal Amount Committed	Principal Amount Outstanding		Fair Value		Final Maturity Date
Senior Secured Facility	11/19/2018	$1,810,000	$1,449,402	*	$1,386,914	(1)	11/19/2023
2025 Notes	3/3/2015	350,000	350,000		262,500	(1)	3/3/2025
Total Debt Obligations		$2,160,000	$1,799,402		$1,649,414
Deferred Financing Costs and Debt Discount			$(4,785)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount			$1,794,617
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
Senior Secured Facility
On November 19, 2018, the Company amended and restated its senior secured, multi-currency, revolving credit facility (the “Senior Secured Facility”) from the previous December 22, 2016 amendment. The amended and restated agreement reduced the Company’s minimum asset coverage financial covenant from 200% to 150%, increased the lenders commitments from $1,190,000 to $1,590,000, extended the final maturity date through November 19, 2023, and included an accordion provision which allows the Company to increase the total commitments under the existing revolving facility up to an aggregate principal amount of $2,385,000 from new or existing lenders on the same terms and conditions as the existing commitments. On February 28, 2019, the Company entered into an amendment to its Senior Secured Facility to increase the multicurrency commitments by $50,000 from $1,590,000 to $1,640,000. On May 31, 2019, the Company entered into an amendment to its Senior Secured Facility to increase the multicurrency commitments by $70,000 from $1,640,000 to $1,710,000. On March 13, 2020, the Company entered into an amendment to its Senior Secured Facility to increase the multicurrency commitments by $100,000 from $1,710,000 to $1,810,000 pursuant to the accordion provisions therein. The accordion provisions under the Senior Secured Facility allow the Company to increase the total commitments under the existing revolving facility up to an aggregate principal amount of $2,385,000 from new or existing lenders on the same terms and conditions as the existing commitments. The Senior Secured Facility is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. Commencing November 30, 2022, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the Senior Secured Facility as of November 19, 2022. In addition, the stated interest rate on the facility remains as a formula-based calculation based on a minimum borrowing base, resulting in a stated interest rate, depending on the type of borrowing, of (a) either LIBOR plus 1.75% per annum or LIBOR plus 2.00% per annum, or (b) either Alternate Base Rate plus 0.75% per annum or Alternate Base Rate plus 1% per annum. As of September 30, 2020, the stated interest rate on the facility was LIBOR plus 2.00%. The Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Senior Secured Facility and participation fees and fronting fees of up to 2.25% per annum on the letters of credit issued.
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
The Senior Secured Facility also provides for the issuance of letters of credit up to an aggregate amount of $150,000. As of September 30, 2020 and March 31, 2020, the Company had $177 and $6,227, respectively, in standby letters of credit issued through the Senior Secured Facility. The amount available for borrowing under the Senior Secured Facility is reduced by any standby letters of credit issued through the Senior Secured Facility. Under GAAP, these letters of credit are considered commitments because no funding has been made and as such are not considered a liability. These letters of credit are not senior securities because they are not in the form of a typical financial guarantee and the portfolio companies are obligated to refund any drawn amounts. The available remaining capacity under the Senior Secured Facility was $555,197 and $354,371 as of September 30, 2020 and March 31, 2020, respectively. Terms used in this disclosure have the meanings set forth in the Senior Secured Facility agreement.

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
The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three and six months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Average debt outstanding	$1,664,934	$1,493,109	$1,728,597	$1,372,500
Maximum amount of debt outstanding	1,757,608	1,626,865	1,818,920	1,626,865

Weighted average annualized interest cost (1)	2.96%	4.60%	3.04%	4.85%
Annualized amortized debt issuance cost	0.34%	0.37%	0.32%	0.41%
Total annualized interest cost	3.30%	4.97%	3.36%	5.26%
____________________
(1)Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Facility. Commitment fees for the three and six months ended September 30, 2020 were $467 and $806 respectively. Commitment fees for the three and six months ended September 30, 2019 were $595 and $1,439, respectively.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
Foreign Currency Transactions and Translations
The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of September 30, 2020:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
Canadian Dollar	C$	2,300	$1,894	$1,722	$172	10/30/2020
Euro		€29,900	32,705	35,062	(2,357)	10/30/2020
British Pound		£1,500	1,981	1,939	42	10/6/2020
British Pound		£3,500	4,456	4,525	(69)	10/19/2020
British Pound		£3,000	3,523	3,878	(355)	10/26/2020
British Pound		£96,000	119,382	124,109	(4,727)	10/30/2020
Australian Dollar	A$	1,000	701	717	(16)	10/19/2020
Australian Dollar	A$	6,000	4,406	4,300	106	10/30/2020
			$169,048	$176,252	$(7,204)
The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of March 31, 2020:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
Canadian Dollar	C$	2,300	$1,894	$1,616	$278	4/30/2020
Euro		€36,400	39,960	39,940	20	4/30/2020
British Pound		£3,500	4,456	4,340	116	4/14/2020
British Pound		£9,000	11,631	11,159	472	4/24/2020
British Pound		£1,500	1,943	1,860	83	4/27/2020
British Pound		£87,000	107,751	107,876	(125)	4/30/2020
British Pound		£3,000	3,523	3,720	(197)	4/20/2020
Australian Dollar	A$	1,000	701	612	89	4/14/2020
Australian Dollar	A$	6,000	4,406	3,672	734	4/30/2020
			$176,265	$174,795	$1,470
As of September 30, 2020 and March 31, 2020, the Company was in compliance with all debt covenants for all outstanding debt obligations.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
Note 7. Stockholders’ Equity
There were no equity offerings of common stock during the three and six months ended September 30, 2020 and March 31, 2020.
The Company adopted the following plans, approved by the Board of Directors, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the Securities Exchange Act of 1934 (the “1934 Act”) (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased	Cost of Shares Repurchased	Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50,000	$50,000	$—
December 14, 2015	50,000	50,000	—
September 14, 2016	50,000	50,000	—
October 30, 2018	50,000	50,000	—
February 6, 2019	50,000	23,071	26,929
Total as of September 30, 2020	$250,000	$223,071	$26,929
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
During the six months ended September 30, 2020, the Company did not repurchase shares.
During the six months ended September 30, 2019, the Company repurchased 1,829,634 shares at a weighted average price per share of $16.03, inclusive of commissions, for a total cost of $29,337. This represents a discount of approximately 15.24% of the average net asset value per share for the six months ended September 30, 2019.

Since the inception of the Repurchase Plans through September 30, 2020, the Company repurchased 13,654,578 shares at a weighted average price per share of $16.34, inclusive of commissions, for a total cost of $223,072. Including fractional shares, the company has repurchased 13,654,608 shares at a weighted average price per share of $16.34, inclusive of commissions for a total cost of $223,072.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
Note 8. Commitments and Contingencies
The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of September 30, 2020 and March 31, 2020, the Company had the following unfunded commitments to its portfolio companies:

	September 30, 2020	March 31, 2020
Unfunded revolver obligations and bridge loan commitments (1)	$278,002	$269,716
Standby letters of credit issued and outstanding (2)	3,842	9,014
Unfunded delayed draw loan commitments (3)	175,749	230,778
Total Unfunded Commitments (4)	$457,593	$509,508
__________________
(1)The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of September 30, 2020 and March 31, 2020, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of September 30, 2020 and March 31, 2020, the bridge loan commitments included in the balances were $0 and $15,050, respectively.
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
(4)The Company also had an unfunded revolver commitment to its fully controlled affiliate Merx Aviation Finance, LLC of $100,000 and $194,700 as of September 30, 2020 and March 31, 2020, respectively. Given the Company’s controlling interest, the timing and the amount of the funding has not been determined.
As further discussed in Note 2, the full extent of the impact of COVID-19 on the global economy generally, and the Company’s business in particular is uncertain. As of September 30, 2020, no contingencies have been recorded on the Company’s Statement of Assets and Liabilities as a result of COVID-19, however as the global pandemic continues and the economic implications worsen, it may have long-term impacts on the Company’s financial condition, results of operations, and cash flows. Refer to Note 2 for further discussion of COVID-19

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
Note 9. Financial Highlights
The following is a schedule of financial highlights for the six months ended September 30, 2020 and 2019.

	Six Months Ended September 30, 2020	Six Months Ended September 30, 2019
	(Unaudited)	(Unaudited)
Per Share Data*
Net asset value at beginning of period	$15.70	$19.06
Net investment income (1)	0.86	1.03
Net realized and change in unrealized gains (losses) (1)	(0.30)	(0.58)
Net increase in net assets resulting from operations	0.56	0.45
Distribution of net investment income (2)	(0.81)	(0.90)
Distribution of return of capital (2)	—	—
Accretion due to share repurchases	—	0.08
Net asset value at end of period	$15.44	$18.69

Per share market value at end of period	$8.27	$16.09
Total return (3)	33.90%	12.37%
Shares outstanding at end of period	65,259,176	67,047,352
Weighted average shares outstanding	65,259,176	68,014,438

Ratio/Supplemental Data
Net assets at end of period (in millions)	$1,007.7	$1,253.4
Annualized ratio of operating expenses to average net assets (4)(5)	5.18%	4.73%
Annualized ratio of interest and other debt expenses to average net assets (5)	5.76%	5.63%
Annualized ratio of total expenses to average net assets (4)(5)	10.94%	10.36%
Annualized ratio of net investment income to average net assets (5)	11.09%	10.93%
Average debt outstanding (in millions)	$1,728.6	$1,372.5
Average debt per share	$26.49	$20.18
Annualized portfolio turnover rate (5)	18.12%	37.53%
Asset coverage per unit (6)	$1,628	$1,789
____________________
*Totals may not foot due to rounding.
(1)Financial highlights are based on the weighted average number of shares outstanding for the period presented.
(2)The tax character of distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. Although the tax character of distributions paid to stockholders through September 30, 2020 may include return of capital, the exact amount cannot be determined at this point. Per share amounts are based on actual rate per share.
(3)Total return is based on the change in market price per share during the respective periods. Total return also takes into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan. Total return does not reflect sales load.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
(4)The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown inclusive of all voluntary management and incentive fee waivers (See Note 3 to the financial statements). For the six months ended September 30, 2020, the annualized ratio of operating expenses to average net assets and the annualized ratio of total expenses to average net assets would be 5.21% and 10.99%, respectively, without the voluntary fee waivers. For the six months ended September 30, 2019 the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 4.75% and 10.39%, respectively, without the voluntary fee waivers.
(5)Annualized for the six months ended September 30, 2020 and September 30, 2019.
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
The Company believes the estimates and assumptions underlying our financial statements are reasonable and supportable based on the information available as of September 30, 2020. However uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of September 30, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates. To the extent the Company's portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on the Company's future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company's portfolio companies. See Note 2 for information regarding the potential impact of the COVID-19 pandemic.
On November 5, 2020, the Company’s Board of Directors (the “Board”) declared a distribution of $0.31 per share, payable on January 7, 2021 to stockholders of record as of December 21, 2020. On November 5, 2020, the Company’s Board also declared a supplemental distribution of $0.05 per share payable on January 7, 2021 to stockholders of record as of December 21, 2020. Going forward, in addition to a quarterly base distribution of $0.31 per share, the Board expects to declare a quarterly supplemental distribution in an amount to be determined each quarter. There can be no assurances that the Board will continue to declare a base distribution of $0.31 per share or a supplemental distribution.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Apollo Investment Corporation
Results of Review of Interim Financial Statements

We have reviewed the accompanying statement of assets and liabilities, including the schedule of investments, of Apollo Investment Corporation (the “Company”) as of September 30, 2020, and the related statements of operations and of changes in net assets for the three-month and six-month periods ended September 30, 2020 and 2019, and the statements of cash flows for the six-month periods ended September 30, 2020 and 2019, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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
November 5, 2020

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
Overview
Apollo Investment Corporation (the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” or “our”) was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. We commenced operations on April 8, 2004 upon completion of our initial public offering that raised $870 million in net proceeds from selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through September 30, 2020, we have raised approximately $2.21 billion in net proceeds from additional offerings of common stock and we have repurchased common stock for $223.1 million.

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

The COVID-19 pandemic and the related disruption and financial distress experienced by our portfolio companies may have material adverse effects on our investment income, particularly our interest income, received from our investments. In connection with the adverse effects of the COVID-19 pandemic, we may need to restructure our investments in some of our portfolio companies, which could result in reduced interest payments, an increase in the amount of PIK interest we receive, or result in permanent impairments on our investments. As of September 30, 2020, the fair value of our investments has been adversely impacted by the COVID-19 pandemic. Our investment valuations are inherently less certain than they would be absent the current and potential impacts of COVID-19 and the values assigned as of this date may materially differ from the values that may ultimately be realized. The downturn in the aviation industry from COVID-19 has resulted in Merx recording impairment losses related to aircraft leasing and impacted its financial condition. This may result in the further unrealized depreciation in value on the Company’s investments in Merx. Further, any additional write downs in the value of our investments may reduce our net asset value. These events may also limit our investment origination pipeline and may increase our future funding costs.
We have had a significant reduction in our net change in unrealized losses as of September 30, 2020 as compared to September 30, 2019, which is primarily the result of the impact of the COVID-19 pandemic. The decrease primarily resulted from an increase in the aggregate unrealized depreciation of our investment portfolio resulting from decreases in the fair value of some of our portfolio company investments primarily due to the immediate adverse economic effects of the COVID-19 pandemic and the continuing uncertainty surrounding its long-term impact, as well as the re-pricing of credit risk in the broadly syndicated credit market. We believe that the COVID-19 pandemic represents an extraordinary circumstance that materially impacts the fair value of our investments. As a result, the fair value of our portfolio investments may be further negatively impacted after September 30, 2020 by by continued duration of the adverse market, as well as circumstances and events that are not yet known.
We are also subject to financial risks, including changes in market interest rates. As of September 30, 2020, all of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.

LIBOR Developments
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
Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment, and the competitive environment for the types of investments we make. As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of September 30, 2020, non-qualifying assets represented approximately 17.4% of the total assets of the Company.
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

Portfolio and Investment Activity
Our portfolio and investment activity during the three and six months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in millions)*	2020	2019	2020	2019
Investments made in portfolio companies	$105.9	$476.7	$243.8	$912.0
Investments sold	(14.2)	(20.0)	(83.3)	(29.6)
Net activity before repaid investments	91.7	456.7	160.5	882.4
Investments repaid	(194.8)	(249.7)	(358.6)	(460.4)
Net investment activity	$(103.1)	$207.1	$(198.1)	$422.1

Portfolio companies at beginning of period	149	129	152	113
Number of new portfolio companies	2	14	3	35
Number of exited portfolio companies	(4)	(4)	(8)	(9)
Portfolio companies at end of period	147	139	147	139

Number of investments made in existing portfolio companies	29	48	49	54
____________________
*Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of September 30, 2020 and March 31, 2020 were as follows:

	September 30, 2020	March 31, 2020
Portfolio composition, at fair value:
First lien secured debt	77%	81%
Second lien secured debt	11%	13%
Total secured debt	89%	94%
Unsecured debt	1%	—
Structured products and other	0%	0%
Preferred equity	0%	0%
Common equity/interests and warrants	10%	6%
Weighted average yields, at amortized cost (1):
First lien secured debt (2)	7.9%	8.5%
Second lien secured debt (2)	9.8%	10.2%
Secured debt portfolio (2)	8.1%	8.7%
Unsecured debt portfolio (2)	5.3%	—
Total debt portfolio (2)	8.1%	8.7%
Total portfolio (3)	6.7%	8.0%
Interest rate type, at fair value (4):
Fixed rate amount	—	—
Floating rate amount	$2.0 billion	$2.2 billion
Fixed rate, as percentage of total	—	—
Floating rate, as percentage of total	100%	100%
Interest rate type, at amortized cost (4):
Fixed rate amount	—	—
Floating rate amount	$2.1 billion	$2.3 billion
Fixed rate, as percentage of total	—	—
Floating rate, as percentage of total	100%	100%
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
Since the initial public offering of Apollo Investment in April 2004 and through September 30, 2020, invested capital totaled $21.5 billion in 541 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 100 different financial sponsors.

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
As of September 30, 2020, $2.59 billion or 99.98% of the Company’s investments were classified as Level 3. The high proportion of Level 3 investments relative to our total investments is directly related to our investment philosophy and target portfolio, which consists primarily of long-term secured debt, as well as unsecured and mezzanine positions of private middle-market companies. A fundamental difference exists between our investments and those of comparable publicly traded fixed income investments, namely high-yield bonds, and this difference affects the valuation of our private investments relative to comparable publicly traded instruments.
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

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides a valuation. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered in the valuation process of independent valuation firms. During the six months ended September 30, 2020, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.
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
Results of Operations
Operating results for the three and six months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in millions)*	2020	2019	2020	2019
Investment Income
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$52.6	$63.8	$105.8	$123.4
Dividend income	1.2	2.8	2.4	3.1
PIK interest income	0.9	1.6	2.8	7.2
Other income	0.2	2.2	0.5	3.1
Total investment income	$54.9	$70.3	$111.4	$136.8
Expenses
Management and performance-based incentive fees, net of amounts waived	$9.3	$12.1	$18.8	$21.6
Interest and other debt expenses, net of reimbursements	13.8	18.7	29.2	36.2
Administrative services expense, net of reimbursements	1.1	1.5	2.2	3.1
Other general and administrative expenses	2.8	2.3	5.2	5.6
Net Expenses	$27.0	$34.6	$55.4	$66.6
Net Investment Income	$27.9	$35.7	$56.1	$70.3
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$(3.0)	$(11.5)	$(11.4)	$(10.2)
Net change in unrealized gains (losses)	8.4	(17.2)	(8.4)	(29.2)
Net Realized and Change in Unrealized Gains (Losses)	$5.4	$(28.7)	$(19.9)	$(39.4)
Net Increase in Net Assets Resulting from Operations	$33.3	$7.1	$36.3	$30.9

Net Investment Income on Per Average Share Basis (1)	$0.43	$0.53	$0.86	$1.03
Earnings per share — basic (1)	$0.51	$0.10	$0.56	$0.45
____________________
*Totals may not foot due to rounding.
(1)Based on the weighted average number of shares outstanding for the period presented.

Total Investment Income
For the three months ended September 30, 2020 as compared to the three months ended September 30, 2019
The decrease in total investment income for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily driven by the decrease in total interest income (including PIK) of $11.9 million. The decrease in total interest income (including PIK) was due to a decrease in the average yield for the total debt portfolio, from 9.6% for three months ended September 30, 2019 to 8.1% for three months ended September 30, 2020, and a lower income-bearing investment portfolio. The $1.6 million decrease in dividend income was due to a decrease in dividends received from Merx Aviation Finance, LLC. Furthermore, there was a decrease in other income of $2.0 million due to lower amendment fees and bridge fees.
For the six months ended September 30, 2020 as compared to the six months ended September 30, 2019
The decrease in total investment income for the six months ended September 30, 2020 compared to the six months ended September 30, 2019 was primarily driven by the decrease in total interest income (including PIK) of $21.9 million. The decrease in total interest income (including PIK) was primarily due to a decrease in the average yield for the total debt portfolio, from 9.8% for six months ended September 30, 2019 to 8.4% for six months ended September 30, 2020, and a lower income-bearing investment portfolio. Additionally, there was a decrease in prepayment fees and income recognized from the acceleration of discount, premium, or deferred fees on repaid investments which totaled $4.9 million and $2.3 million for the six months ended September 30, 2019 and six months ended September 30, 2020, respectively. The $0.7 million decrease in dividend income was primarily due to a decrease in dividends received from Merx Aviation Finance, LLC. Furthermore, there was a decrease in other income of $2.6 million due to lower amendment fees and bridge fees.
Net Expenses
For the three months ended September 30, 2020 as compared to the three months ended September 30, 2019
The decrease in net expenses for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was due to the decrease in interest and other debt expenses of $4.9 million and a decrease in management and performance-based incentive fees (net of amounts waived) of $2.8 million. The decrease in interest and other debt expenses was attributed to a decrease in total annualized cost of debt from 4.97% for the three months ended September 30, 2019 to 3.30% for the three months ended September 30, 2020. This was partially offset by an increase in the average debt outstanding and net leverage from $1.49 billion and 1.24x, respectively during the three months ended September 30, 2019, to $1.66 billion and 1.56x, respectively during the three months ended September 30, 2020. The decrease of $2.8 million in management and performance-based incentive fees (net of amounts waived) was due to a decrease in the investment portfolio and an incentive fee cap for fees paid in prior periods. Furthermore, the increase in other general and administrative services expenses was due to a increase in legal fees from $0.8 million for the three months ended September 30, 2019 to $1.0 million for the three months ended September 30, 2020.
For the six months ended September 30, 2020 as compared to the six months ended September 30, 2019
The decrease in net expenses for the six months ended September 30, 2020 compared to the six months ended September 30, 2019 was primarily due to the decrease in interest and other debt expenses of $7.0 million and the decrease of management and performance-based incentive fees (net of amounts waived) of $2.8 million. The decrease in interest and other debt expenses was was primarily attributed to a decrease in total annualized cost of debt from 5.26% for the six months ended September 30, 2019 to 3.36% for the six months ended September 30, 2020. This was partially offset by an increase in the average debt outstanding and net leverage from $1.37 billion and 1.24x, respectively during the six months ended September 30, 2019, to $1.73 billion and 1.56x, respectively during the six months ended September 30, 2020. The decrease of $2.8 million in management and performance-based incentive fees (net of amounts waived) was due to to a decrease in the investment portfolio and an incentive fee cap for fees paid in prior periods.

Net Realized Gains (Losses)
For the three months ended September 30, 2020 as compared to the three months ended September 30, 2019
During the three months ended September 30, 2020, we recognized gross realized gains of $0.7 million and gross realized losses of $3.7 million, resulting in net realized losses of $3.0 million. Significant realized gains (losses) for the three months ended September 30, 2020 are summarized below:

(in millions)	Net Realized Gain (Loss)
KLO Holdings, LLC	$(3.7)

During the three months ended September 30, 2019, we recognized gross realized gains of $0.7 million and gross realized losses of $12.2 million, resulting in net realized loss of $11.5 million. Significant realized gains (losses) for the three months ended September 30, 2019 are summarized below:

(in millions)	Net Realized Gain (Loss)
Crowne Automotive	$(6.4)

For the six months ended September 30, 2020 as compared to the six months ended September 30, 2019
During the six months ended September 30, 2020, we recognized gross realized gains of $0.9 million and gross realized losses of $12.3 million, resulting in net realized losses of $11.4 million. Significant realized gains (losses) for the six months ended September 30, 2020 are summarized below:

(in millions)	Net Realized Gain (Loss)
ZPower, LLC	$(6.1)
KLO Holdings, LLC	(3.7)

During the six months ended September 30, 2019, we recognized gross realized gains of $1.8 million and gross realized losses of $12.0 million, resulting in net realized loss of $10.2 million. Significant realized gains (losses) for the six months ended September 30, 2019 are summarized below:

(in millions)	Net Realized Gain (Loss)
SquareTwo (CA Holdings, Collect America, Ltd.)	$1.1
Crowne Automotive	(6.4)

Net Change in Unrealized Gains (Losses)
For the three months ended September 30, 2020 as compared to the three months ended September 30, 2019
During the three months ended September 30, 2020, we recognized gross unrealized gains of $34.3 million and gross unrealized losses of $26.0 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized gains of $8.4 million. Significant changes in unrealized gains (losses) for the three months ended September 30, 2020 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
KLO Holdings, LLC	$6.3
NFA Group	1.9
CARE Fertility	1.1
PIB Group	1.1
GoHealth	1.0
ProPharma	1.0
Merx Aviation Finance, LLC	(5.9)
Spotted Hawk	(4.7)
Paper Source	(1.7)
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	(1.2)
During the three months ended September 30, 2019, we recognized gross unrealized gains of $19.1 million and gross unrealized losses of $36.3 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized gains of $17.2 million. Significant changes in unrealized gains (losses) for the three months ended September 30, 2019 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Crowne Automotive	$6.7
AMP Solar Group, Inc.	1.6
Asset Repackaging Trust Six B.V. (Israel Electric)	1.5
Spotted Hawk	(11.5)
KLO Holdings, LLC	(7.1)
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	(2.7)
Renew Financial LLC (f/k/a Renewable Funding, LLC)	(2.0)

For the six months ended September 30, 2020 as compared to the six months ended September 30, 2019
During the six months ended September 30, 2020, we recognized gross unrealized gains of $55.3 million and gross unrealized losses of $63.7 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized losses of $8.4 million. Significant changes in unrealized gains (losses) for the six months ended September 30, 2020 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
KLO Holdings, LLC	$6.4
ZPower, LLC	4.8
NFA Group	2.3
CT Technologies Intermediate Holdings, Inc	1.8
PIB Group	1.5
McLarens	1.4
Arlington	1.4
CARE Fertility	1.3
GoHealth	1.3
ProPharma	1.2
Merx Aviation Finance, LLC	(10.2)
Dynamic Product Tankers (Prime), LLC	(9.5)
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)	(9.1)
Spotted Hawk	(5.2)
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	(4.4)
ChyronHego Corporation	(2.5)
Paper Source	(2.5)
Garden Fresh	(2.4)
Solarplicity Group Limited (f/k/a AMP Solar UK)	(1.4)
Learfield Communications	(1.2)

During the six months ended September 30, 2019, we recognized gross unrealized gains of $25.7 million and gross unrealized losses of $54.9 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized gains of $29.2 million. Significant changes in unrealized gains (losses) for the six months ended September 30, 2019 are summarized below:

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
Debt
See Note 6 to the financial statements for information on the Company’s debt.
The following table shows the contractual maturities of our debt obligations as of September 30, 2020:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility	$1,254.6	$—	$—	$1,254.6	$—
2025 Notes	350.0	—	—	350.0	—
Total Debt Obligations	$1,604.6	$—	$—	$1,604.6	$—
____________________
(1)As of September 30, 2020, aggregate lender commitments under the Senior Secured Facility totaled $1.81 billion and $555.2 million of unused capacity. As of September 30, 2020, there were $0.2 million of letters of credit issued under the Senior Secured Facility as shown as part of total commitments in Note 8 to the financial statements.
Stockholders’ Equity
See Note 7 to the financial statements for information on the Company’s public offerings and share repurchase plans.

Distributions
Distributions paid to stockholders during the three and six months ended September 30, 2020 totaled $29.3 million ($0.45 per share) and $58.7 million ($0.90 per share), respectively. Distributions paid to stockholders during the three and six months ended September 30, 2019 totaled $30.6 million ($0.45 per share) and $61.7 million ($0.90 per share), respectively. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. Although the tax character of distributions paid to stockholders through September 30, 2020 may include return of capital, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ended March 31, 2021. Tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the calendar year. Our quarterly distributions, if any, will be determined by our Board of Directors.
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
PIK Income
For the three and six months ended September 30, 2020, PIK income totaled $0.9 million and $2.8 million on total investment income of $54.9 million and $111.6 million respectively. For the three and six months ended September 30, 2019, PIK income totaled $1.6 million and $7.2 million on total investment income of $70.3 million and $136.8 million respectively. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders annually in the form of distributions, even though the Company has not yet collected the cash. See Note 5 to the financial statements for more information on the Company’s PIK income.
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
Investment valuation risk
Because there is not a readily available market value for most of the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our board of directors based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and “—Fair Value Measurements” as well as Notes 2 and 5 to our financial statements for the three and six months ended September 30, 2020, for more information relating to our investment valuation.

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

As of September 30, 2020, all of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based (or based on an equivalent applicable currency rate) and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to certain floors. Further, our Senior Secured Facility bears interest at LIBOR rates with no interest rate floors, while the 2025 Notes bears interest at a fixed rate. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. Potential changes, or uncertainty related to such potential changes, may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities, or the cost of our borrowings. Please see Part 1 of our annual report on Form 10-k for the year ended March 31, 2020, “Item 1A. Risk Factors—Risks Relating to the Current Environment—Uncertainty relating to the LIBOR calculation process may adversely affect the value of our portfolio of the LIBOR-indexed, floating-rate debt securities in our portfolio or the cost of our borrowings” and Part II, Item 1A below.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of September 30, 2020, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income		Net Investment Income Per Share
Up 200 basis points	$2.1	million	$0.030
Up 100 basis points	(4.3)	million	(0.070)
Up 50 basis points	(3.8)	million	(0.060)
Down 25 basis points	0.2	million	0.000
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2020 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Control Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the second fiscal quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On October 15, 2020, the Court heard oral argument on the defendants’ remaining motions for summary judgment and took the motions under advisement. The Company has not made any determination that this action is or may be material to the Company and intends to vigorously defend itself.
Item 1A. Risk Factors
In addition to the risk factor below and other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2020, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect our credit arrangements and our collateralized loan obligation transactions.
On July 27, 2017, the Financial Conduct Authority (“FCA”) announced that it would phase out the London Interbank Offered Rate (“LIBOR”) as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021 and has indicated that market participants should not rely on LIBOR being available after 2021. As an alternative to LIBOR, for example, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements, backed by Treasury securities. Abandonment of or modifications to LIBOR could have adverse impacts on newly issued financial instruments and our existing financial instruments which reference LIBOR. While some instruments may contemplate a scenario where LIBOR is no longer available by providing for an alternative rate setting methodology, not all instruments may have such provisions and there is significant uncertainty regarding the effectiveness of any such alternative methodologies. Abandonment of or modifications to LIBOR could lead to significant short-term and long-term uncertainty and market instability. If LIBOR ceases to exist, we and our portfolio companies may need to amend or restructure our existing LIBOR-based debt instruments and any related hedging arrangements that extend beyond 2021, which may be difficult, costly and time consuming. In addition, from time to time we invest in floating rate loans and investment securities whose interest rates are indexed to LIBOR. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR, or any changes announced with respect to such reforms, may result in a sudden or prolonged increase or decrease in the reported LIBOR rates and the value of LIBOR-based loans and securities, including those of other issuers we or our funds currently own or may in the future own. It remains uncertain how such changes would be implemented and the effects such changes would have on us, issuers of instruments in which we invest and financial markets generally.
The expected discontinuation of LIBOR could have a significant impact on our business. The dollar amount of our outstanding debt investments and borrowings that are linked to LIBOR with maturity dates after the anticipated discontinuation date of 2021 is material. We anticipate significant operational challenges for the transition away from LIBOR including, but not limited to, amending existing loan agreements with borrowers on investments that may have not been modified with fallback language and adding effective fallback language to new agreements in the event that LIBOR is discontinued before maturity. Beyond these challenges, we anticipate there may be additional risks to our current processes and information systems that will need to be identified and evaluated by us. Due to the uncertainty of the replacement for LIBOR, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined. In addition, the cessation of LIBOR could:
•Adversely impact the pricing, liquidity, value of, return on and trading for a broad array of financial products, including any LIBOR-linked securities, loans and derivatives that are included in our assets and liabilities;
•Require extensive changes to documentation that governs or references LIBOR or LIBOR-based products, including, for example, pursuant to time-consuming renegotiations of existing documentation to modify the terms of outstanding investments;
•Result in inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with one or more alternative reference rates;
•Result in disputes, litigation or other actions with portfolio companies, orother counterparties, regarding the interpretation and enforceability of provisions in our LIBOR-based investments, such as fallback language or other related provisions, including, in the case of fallbacks to the alternative reference rates, any economic, legal, operational or other impact resulting from the fundamental differences between LIBOR and the various alternative reference rates;
•Require the transition and/or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on one or more alternative reference rates, which may prove challenging given the limited history of the proposed alternative reference rates; and
•Cause us to incur additional costs in relation to any of the above factors.

There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have a material adverse effect on our business, result of operations, financial condition, and unit price. In addition, the transition to a successor rate could potentially cause (i) increased volatility or illiquidity in markets for instruments that currently rely on LIBOR, (ii) a reduction in the value of certain instruments held by the Company, or (iii) reduced effectiveness of related Company transactions, such as hedging. It remains uncertain how such changes would be implemented and the effects such changes would have on the Company, issuers of instruments in which the Company invests and financial markets generally.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
The Company adopted the following plans, approved by the Board of Directors, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the 1934 Act (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased		Cost of Shares Repurchased		Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50.0	million	$50.0	million	$—
December 14, 2015	50.0	million	50.0	million	—
September 14, 2016	50.0	million	50.0	million	—
October 30, 2018	50.0	million	50.0	million	—
February 6, 2019	50.0	million	23.1	million	26.9	million
Total as of September 30, 2020	$250.0	million	$223.1	million	$26.9	million
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

The following table presents information with respect to the Company’s purchases of its common stock since adoption of the Repurchase Plans through September 30, 2020:

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
(4)Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on December 3, 2018.
(5)Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on July 22, 2019.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 5, 2020.

APOLLO INVESTMENT CORPORATION

By:	/s/ HOWARD WIDRA
Howard Widra
Chief Executive Officer

By:	/s/ GREGORY W. HUNT
Gregory W. Hunt
Chief Financial Officer and Treasurer

By:	/s/ AMIT JOSHI
Amit Joshi
Chief Accounting Officer and Assistant Treasurer