Form 10-Q
period 2020-12-31
APOLLO INVESTMENT CORP
filed 2021-02-04
CIK 1278752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
OR
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of February 3, 2021 was 65,259,176.

APOLLO INVESTMENT CORPORATION

PART I. FINANCIAL INFORMATION
In this report, the terms the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” and “our” refer to Apollo Investment Corporation unless the context specifically states otherwise.
Item 1. Financial Statements

APOLLO INVESTMENT CORPORATION
STATEMENTS OF ASSETS AND LIABILITIES
(In thousands, except share and per share data)

	December 31, 2020	March 31, 2020
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost — $1,906,817 and $2,298,548, respectively)	$1,868,904	$2,191,327
Non-controlled/affiliated investments (cost — $133,542 and $135,346, respectively)	49,280	60,241
Controlled investments (cost — $720,002 and $655,719, respectively)	558,683	533,865
Cash and cash equivalents	32,854	37,301
Foreign currencies (cost — $20,535 and $6,369, respectively)	21,320	6,375
Receivable for investments sold	5,613	978
Interest receivable	14,665	19,151
Dividends receivable	3,484	5,034
Deferred financing costs	22,710	16,054
Prepaid expenses and other assets	1,266	732
Total Assets	$2,578,779	$2,871,058

Liabilities
Debt	$1,512,313	$1,794,617
Payable for investments purchased	108	—
Distributions payable	23,493	29,367
Management and performance-based incentive fees payable	8,957	10,289
Interest payable	6,369	2,887
Accrued administrative services expense	2,503	2,796
Other liabilities and accrued expenses	7,625	6,787
Total Liabilities	$1,561,368	$1,846,743
Commitments and contingencies (Note 8)
Net Assets	$1,017,411	$1,024,315

Net Assets
Common stock, $0.001 par value (130,000,000 shares authorized; 65,259,176 and 65,259,176 shares issued and outstanding, respectively)	$65	$65
Capital in excess of par value	2,099,876	2,099,876
Accumulated under-distributed (over-distributed) earnings	(1,082,530)	(1,075,626)
Net Assets	$1,017,411	$1,024,315

Net Asset Value Per Share	$15.59	$15.70
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Investment Income
Non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$44,097	$49,809	$137,273	$148,303
Dividend income	753	264	753	331
PIK interest income	1,627	1,224	4,025	6,662
Other income	1,246	1,193	1,792	4,315
Non-controlled/affiliated investments:
Interest income (excluding PIK interest income)	61	161	73	161
Dividend income	323	322	1,000	954
PIK interest income	—	515	—	515
Other income	—	—	—	—
Controlled investments:
Interest income (excluding PIK interest income)	6,257	11,449	18,589	36,358
Dividend income	—	2,651	1,691	5,102
PIK interest income	—	894	728	2,615
Other income	—	—	—	—
Total Investment Income	$54,364	$68,482	$165,924	$205,316
Expenses
Management fees	$8,957	$10,342	$27,743	$30,071
Performance-based incentive fees	—	71	—	1,983
Interest and other debt expenses	13,213	18,200	42,450	54,445
Administrative services expense	1,201	1,542	3,590	4,810
Other general and administrative expenses	2,813	2,205	8,036	7,814
Total expenses	26,184	32,360	81,819	99,123
Management and performance-based incentive fees waived	—	—	—	—
Expense reimbursements	(77)	(98)	(286)	(295)
Net Expenses	$26,107	$32,262	$81,533	$98,828
Net Investment Income	$28,257	$36,220	$84,391	$106,488
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$(6,196)	$(537)	$(14,235)	$(6,245)
Non-controlled/affiliated investments	(632)	(1,820)	(4,285)	(731)
Controlled investments	—	—	—	—
Foreign currency transactions	117	6,200	393	5,014
Extinguishment of debt	—	—	—	(4,375)
Net realized gains (losses)	(6,711)	3,843	(18,127)	(6,337)
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	25,716	8,972	57,965	(2,534)
Non-controlled/affiliated investments	5,193	(21,371)	2,187	(22,123)
Controlled investments	(10,447)	(10,858)	(39,465)	(33,623)
Foreign currency translations	(8,842)	(16,520)	(17,502)	(10,688)
Net change in unrealized gains (losses)	11,620	(39,777)	3,185	(68,968)
Net Realized and Change in Unrealized Gains (Losses)	$4,909	$(35,934)	$(14,942)	$(75,305)
Net Increase (Decrease) in Net Assets Resulting from Operations	$33,166	$286	$69,449	$31,183
Earnings (Loss) Per Share — Basic	$0.51	$0.00	$1.06	$0.46
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)
(In thousands, except share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Operations
Net investment income	$28,257	$36,220	$84,391	$106,488
Net realized gains (losses)	(6,711)	3,843	(18,127)	(6,337)
Net change in unrealized gains (losses)	11,620	(39,777)	3,185	(68,968)
Net Increase (Decrease) in Net Assets Resulting from Operations	$33,166	$286	$69,449	$31,183

Distributions to Stockholders
Distribution of net investment income	$(23,493)	$(29,946)	$(76,353)	$(90,741)
Distribution of return of capital	—	—	—	—
Net Decrease in Net Assets Resulting from Distributions to Stockholders	$(23,493)	$(29,946)	$(76,353)	$(90,741)

Capital Share Transactions
Repurchase of common stock	$—	$(7,850)	$—	$(37,187)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$—	$(7,850)	$—	$(37,187)

Net Assets
Net increase (decrease) in net assets during the period	$9,673	$(37,510)	$(6,904)	$(96,745)
Net assets at beginning of period	1,007,738	1,253,392	1,024,315	1,312,627
Net Assets at End of Period	$1,017,411	$1,215,882	$1,017,411	$1,215,882

Capital Share Activity
Shares repurchased during the period	—	(501,611)	—	(2,331,245)
Shares issued and outstanding at beginning of period	65,259,176	67,047,352	65,259,176	68,876,986
Shares Issued and Outstanding at End of Period	65,259,176	66,545,741	65,259,176	66,545,741
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended December 31,
	2020	2019
Operating Activities
Net increase (decrease) in net assets resulting from operations	$69,449	$31,183
Net realized (gains) losses	18,127	6,337
Net change in unrealized (gains) losses	(3,185)	68,968
Net amortization of premiums and accretion of discounts on investments	(8,699)	(6,815)
Accretion of discount on notes	447	447
Amortization of deferred financing costs	3,798	3,775
Increase in gains/(losses) from foreign currency transactions	408	5,014
PIK interest and dividends capitalized	(4,901)	(18,971)
Changes in operating assets and liabilities:
Purchases of investments	(400,822)	(1,441,914)
Proceeds from sales and repayments of investments	720,614	838,152
Decrease (increase) in interest receivable	4,511	5,423
Decrease (increase) in dividends receivable	1,550	(954)
Decrease (increase) in prepaid expenses and other assets	(534)	(4,144)
Increase (decrease) in management and performance-based incentive fees payable	(1,332)	1,534
Increase (decrease) in interest payable	3,482	2,320
Increase (decrease) in accrued administrative services expense	(293)	(407)
Increase (decrease) in other liabilities and accrued expenses	838	(455)
Net Cash Used in/Provided by Operating Activities	$403,458	$(510,507)
Financing Activities
Issuances of debt	$80,481	$1,226,965
Payments of debt	(381,823)	(586,086)
Financing costs paid and deferred	(10,171)	(444)
Repurchase of common stock	—	(37,187)
Distributions paid	(82,227)	(91,835)
Net Cash Used in/Provided by Financing Activities	$(393,740)	$511,413

Cash, Cash Equivalents and Foreign Currencies
Net increase (decrease) in cash, cash equivalents and foreign currencies during the period	$9,718	$906
Effect of foreign exchange rate changes on cash and cash equivalents	780	131
Cash, cash equivalents and foreign currencies at beginning of period	43,676	41,189
Cash, Cash Equivalents and Foreign Currencies at the End of Period	$54,174	$42,226

Supplemental Disclosure of Cash Flow Information
Cash interest paid	$34,755	$47,956

Non-Cash Activity
PIK income	$4,753	$9,792
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (26)	Fair Value (1)(27)
Advertising, Printing & Publishing
FingerPaint Marketing
KL Charlie Acquisition Company	First Lien Secured Debt	7.25% (3M L+625, 1.00% Floor)	12/30/26	$13,212	$12,948	12,947	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/30/26	2,190	(43)	(44)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	12/30/26	4,379	(43)	(88)	(8)(9) (21)(23)
KL Charlie Co-Invest, L.P.	Common Equity - Common Stock	N/A	N/A	218,978 Shares	219	219	(9)(13) (25)
					13,081	13,034
Simplifi Holdings, Inc.
Simplifi Holdings, Inc.	First Lien Secured Debt	7.25% (6M L+625, 1.00% Floor)	08/02/25	38,537	37,986	37,612	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/02/25	2,400	(42)	(58)	(8)(9) (21)(23)
					37,944	37,554
		Total Advertising, Printing & Publishing			$51,025	$50,588
Aerospace & Defense
Erickson Inc
Erickson Inc	First Lien Secured Debt - Revolver	9.00% (3M L+750, 1.50% Floor)	04/28/22	$28,330	$28,330	$27,905	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/28/22	6,198	(124)	(93)	(8)(9) (21)(23)
	First Lien Secured Debt - Letter of Credit	7.50%	01/10/21 - 11/23/22	1,472	—	(21)	(8)(9) (23)
		Total Aerospace & Defense			$28,206	$27,791
Automotive
Accelerate Parent Corp. (American Tire)
Accelerate Parent Corp.	Common Equity - Common Stock	N/A	N/A	1,664,046 Shares	$1,714	$—	(13)(19)
Arlington
Arlington Industries Group Limited	First Lien Secured Debt	5.75% (1M E+525, 0.50% Floor)	03/29/24	€1,214	1,371	1,478	(9)(17)
	First Lien Secured Debt	5.75% (1M GBPL+525, 0.50% Floor)	03/29/24	£3,627	4,620	4,916	(9)(17)
					5,991	6,394
Crowne Automotive
Vari-Form Group, LLC	First Lien Secured Debt	L+11.00% (7.00% Cash plus 4.00% PIK)	02/02/23	5,860	901	293	(9)(13) (14)
Vari-Form Inc.	First Lien Secured Debt	L+11.00% (7.00% Cash plus 4.00% PIK)	02/02/23	2,110	391	105	(9)(13) (14)
					1,292	398
K&N Parent, Inc.
K&N Parent, Inc.	Second Lien Secured Debt	9.75% (3M L+875, 1.00% Floor)	10/21/24	23,765	23,534	21,982
Truck-Lite Co., LLC
Truck-Lite Co., LLC	First Lien Secured Debt	7.25% (3M L+625, 1.00% Floor)	12/14/26	28,657	28,075	28,000	(9)
	First Lien Secured Debt - Revolver	7.25% (1M L+625, 1.00% Floor)	12/13/24	1,962	1,962	1,931	(9)(23)
	First Lien Secured Debt - Revolver	7.25% (3M L+625, 1.00% Floor)	12/13/24	436	436	429	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/13/24	560	(56)	(9)	(8)(9) (21)(23)
	First Lien Secured Debt - Letter of Credit	6.25%	11/30/21 - 12/21/21	94	—	(2)	(8)(9) (23)
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (26)	Fair Value (1)(27)
TL Lighting Holdings, LLC	Common Equity - Equity	N/A	N/A	350 Shares	350	302	(9)(13)
					30,767	30,651
		Total Automotive			$63,298	$59,425
Aviation and Consumer Transport
Merx Aviation Finance, LLC
Merx Aviation Finance, LLC (5)	First Lien Secured Debt - Revolver	10.00%	10/31/23	$200,000	$200,000	$200,000	(23)
	First Lien Secured Debt - Letter of Credit	2.25%	07/13/21	177	—	—	(23)
	Common Equity - Membership Interests	N/A	N/A	N/A	120,300	124,605	(25)
					320,300	324,605
Primeflight
PrimeFlight Aviation Services, Inc.	First Lien Secured Debt	6.50% (1M L+550, 1.00% Floor)	05/09/24	14,683	14,524	14,301	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	05/09/24	2,842	(81)	(74)	(8)(9) (21)(23)
					14,443	14,227
		Total Aviation and Consumer Transport			$334,743	$338,832
Beverage, Food & Tobacco
Bolthouse Farms
Wm. Bolthouse Farms, Inc.	Common Equity - Common Stock	N/A	N/A	1,000,000 Shares	$1,001	$1,230	(13)
Eagle Foods
Eagle Foods Family Group, LLC	First Lien Secured Debt	7.50% (3M L+650, 1.00% Floor)	06/14/24	23,958	23,803	23,599	(9)
	First Lien Secured Debt - Unfunded Revolver	0.00% Unfunded	06/14/23	3,750	(21)	(56)	(8)(9) (21)(23)
					23,782	23,543
Florida Food Products, Inc.
Florida Food Products, Inc.	First Lien Secured Debt	7.50% (3M L+650, 1.00% Floor)	09/08/25	22,764	22,382	22,536	(9)
	First Lien Secured Debt	8.25% (3M L+725, 1.00% Floor)	09/08/25	2,985	2,792	2,985	(9)
Florida Food Products, LLC	First Lien Secured Debt - Revolver	7.50% (3M L+650, 1.00% Floor)	09/06/23	479	479	475	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/06/23	1,233	(23)	(12)	(8)(9) (21)(23)
					25,630	25,984
Orgain, Inc.
Butterfly Fighter Co-Invest, L.P.	Common Equity - Membership Interests	N/A	N/A	1,000,000 Shares	1,005	1,555	(13)
TNT Crust LLC
TNT Crust LLC	First Lien Secured Debt	7.75% (3M L+675, 1.00% Floor)	11/06/23	20,428	20,153	20,123	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/06/23	3,252	(40)	(49)	(8)(9) (21)(23)
	Common Equity - Series A Units	N/A	N/A	244 Shares	30	285	(9)(13)
					20,143	20,359
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (26)	Fair Value (1)(27)
Turkey Hill
IC Holdings LLC	Common Equity - Series A Units	N/A	N/A	169 Shares	169	385	(9)(13)
THLP CO. LLC	First Lien Secured Debt	7.00% (1M L+600, 1.00% Floor)	05/30/25	19,562	19,273	19,366	(9)
	First Lien Secured Debt	7.00% (12M L+600, 1.00% Floor)	05/30/25	2,787	2,762	2,759	(9)
	First Lien Secured Debt	8.25% (P+500)	05/30/25	8	8	8	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	05/31/24	4,494	(61)	(45)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	05/30/25	2,809	(41)	(28)	(8)(9) (21)(23)
					22,110	22,445
		Total Beverage, Food & Tobacco			$93,671	$95,116
Business Services
Access Information
Access CIG, LLC	Second Lien Secured Debt	7.98% (3M L+775)	02/27/26	$15,900	$15,802	$15,704
Ambrosia Buyer Corp.
Ambrosia Buyer Corp.	Second Lien Secured Debt	9.00% (1M L+800, 1.00% Floor)	08/28/25	21,429	21,018	10,097	(13)(14)
AML Rightsource
Gabriel Partners, LLC	First Lien Secured Debt	7.25% (6M L+625, 1.00% Floor)	09/21/26	8,117	7,925	7,885	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/21/26	665	(16)	(19)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.75% Unfunded	09/21/26	1,197	(19)	(34)	(8)(9) (21)(23)
					7,890	7,832
Claritas
Claritas, LLC	First Lien Secured Debt	7.00% (3M L+600, 1.00% Floor)	12/21/23	3,771	3,747	3,723	(9)
	First Lien Secured Debt - Revolver	7.00% (3M L+600, 1.00% Floor)	12/21/23	387	387	382	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/21/23	644	(6)	(8)	(8)(9) (21)(23)
					4,128	4,097
Continuum
Continuum Global Solutions, LLC	First Lien Secured Debt - Revolver	6.50% (1M L+550, 1.00% Floor)	02/15/22	1,728	1,728	1,690	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	02/15/22	18,272	(182)	(411)	(8)(9) (21)(23)
	Preferred Equity - Preferred Equity	N/A	N/A	775 Shares	78	78	(9)(13)
					1,624	1,357
Education Personnel
Arthur Bidco Limited	First Lien Secured Debt	5.25% (3M GBPL+475, 0.50% Floor)	08/31/24	£4,035	5,156	5,249	(9)(17)
	First Lien Secured Debt - Revolver	5.25% (3M GBPL+475, 0.50% Floor)	08/31/24	£1,471	1,879	1,912	(9)(17) (23)
					7,035	7,161
Electro Rent Corporation
Electro Rent Corporation	Second Lien Secured Debt	10.00% (3M L+900, 1.00% Floor)	01/31/25	34,235	33,639	33,551	(9)
Elo Touch
TGG TS Acquisition Company	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/14/23	1,750	—	(56)	(8)(21) (23)
Ensemble Health
EHL Merger Sub, LLC	First Lien Secured Debt - Unfunded Revolver	0.25% Unfunded	08/01/24	4,155	(273)	(141)	(8)(21) (23)
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (26)	Fair Value (1)(27)
Jacent
Jacent Strategic Merchandising	First Lien Secured Debt	6.75% (3M L+575, 1.00% Floor)	04/23/24	22,409	22,186	21,640	(9)
	First Lien Secured Debt - Revolver	6.75% (3M L+575, 1.00% Floor)	04/23/24	2,567	2,567	2,479	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/23/24	933	(35)	(32)	(8)(9) (21)(23)
	Common Equity - Common Stock	N/A	N/A	5,000 Shares	500	291	(9)(13)
JSM Equity Investors, L.P.	Preferred Equity - Class P Partnership Units	N/A	N/A	114 Shares	11	11	(9)(13) (25)
					25,229	24,389
Jones & Frank
JF Acquisition, LLC	First Lien Secured Debt	6.50% (12M L+550, 1.00% Floor)	07/31/24	13,139	12,949	12,815	(9)
	First Lien Secured Debt	6.50% (3M L+550, 1.00% Floor)	07/31/24	190	187	185	(9)
	First Lien Secured Debt - Revolver	6.50% (12M L+550, 1.00% Floor)	07/31/24	628	628	612	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	07/31/24	941	(22)	(23)	(8)(9) (21)(23)
					13,742	13,589
MAKS
Trident Bidco Limited	First Lien Secured Debt	6.50% (6M L+550, 1.00% Floor)	11/08/25	34,563	33,722	33,726	(9)(17)
McLarens
Margaux Acquisition Inc.	First Lien Secured Debt	6.75% (3M L+575, 1.00% Floor)	12/19/24	23,110	22,803	22,814	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/19/24	1,601	(21)	(18)	(8)(9) (21)(23)
Margaux UK Finance Limited	First Lien Secured Debt	6.75% (3M GBPL+575, 1.00% Floor)	12/19/24	£7,201	8,979	9,749	(9)(17)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/19/24	£541	(9)	(8)	(8)(9) (17)(21) (23)
					31,752	32,537
Newscycle Solutions, Inc.
Newscycle Solutions, Inc.	First Lien Secured Debt	8.00% (3M L+700, 1.00% Floor)	12/29/22	9,842	9,743	9,645	(9)
	First Lien Secured Debt - Revolver	8.00% (1M L+700, 1.00% Floor)	12/29/22	300	295	290	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/29/22	200	—	—	(9)(21) (23)
					10,038	9,935
PSI Services, LLC
Lifelong Learner Holdings, LLC	First Lien Secured Debt	6.75% (3M L+575, 1.00% Floor)	10/19/26	32,618	32,062	31,348	(9)
	First Lien Secured Debt - Revolver	6.75% (3M L+575, 1.00% Floor)	10/20/25	1,039	1,039	1,005	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	10/20/25	1,946	(48)	(64)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	10/19/26	2,388	(20)	(93)	(8)(9) (21)(23)
					33,033	32,196
RA Outdoors, LLC (Active Outdoors)
RA Outdoors, LLC	First Lien Secured Debt	5.75% (6M L+475, 1.00% Floor)	09/11/24	6,542	6,473	6,444	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/09/22	1,200	(8)	(6)	(8)(9) (21)(23)
	Second Lien Secured Debt	9.75% (6M L+875, 1.00% Floor)	09/11/25	31,950	31,479	31,151	(9)
					37,944	37,589
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (26)	Fair Value (1)(27)
Soliant
Soliant Holdings, LLC	First Lien Secured Debt	6.50% (1M L+550, 1.00% Floor)	12/31/26	17,928	17,621	17,614	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/31/24	1,936	(31)	(21)	(8)(9) (21)(23)
Soliant Health, Inc.	Common Equity - Membership Interests	N/A	N/A	300 Shares	300	320	(9)(13)
					17,890	17,913
Transplace Holdings, Inc.
Transplace Holdings, Inc.	Second Lien Secured Debt	9.75% (3M L+875, 1.00% Floor)	10/06/25	8,599	8,469	8,470
US Legal Support
US Legal Support Investment Holdings, LLC	Common Equity - Series A-1 Units	N/A	N/A	631,972 Shares	632	480	(9)(13)
USLS Acquisition, Inc.	First Lien Secured Debt	6.75% (3M L+575, 1.00% Floor)	12/02/24	24,312	23,988	22,721	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/02/24	1,508	(21)	(101)	(8)(9) (21)(23)
	First Lien Secured Debt - Letter of Credit	5.75%	05/23/21 - 12/31/21	101	—	(6)	(8)(9) (23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	12/02/24	670	(7)	(26)	(8)(9) (21)(23)
					24,592	23,068
		Total Business Services			$327,274	$313,014
Chemicals, Plastics & Rubber
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)
Carbonfree Chemicals Holdings LLC (4)	Common Equity - Common Equity / Interest	N/A	N/A	2,288 Shares	$45,427	$25,145	(13)(16) (25)
Carbonfree Chemicals SA LLC (4)	Common Equity - Class B Units	N/A	N/A	3,152 Shares	32,460	—	(3)(13) (16)(25)
					77,887	25,145
Niacet Corporation
Hare Bidco, Inc.	Second Lien Secured Debt	9.75% (1M E+875, 1.00% Floor)	08/01/24	€11,351	12,157	13,820
Westfall Technik, Inc.
Westfall Technik, Inc.	First Lien Secured Debt	7.25% (1M L+625, 1.00% Floor)	09/13/24	15,820	15,616	15,241	(9)
	First Lien Secured Debt - Revolver	7.25% (1M L+625, 1.00% Floor)	09/13/24	1,750	1,750	1,685	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/13/24	269	(25)	(10)	(8)(9) (21)(23)
					17,341	16,916
		Total Chemicals, Plastics & Rubber			$107,385	$55,881
Construction & Building
Englert
Gutter Buyer, Inc.	First Lien Secured Debt	7.25% (1M L+625, 1.00% Floor)	03/06/25	$28,387	$28,005	$27,705	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/06/24	2,688	(43)	(63)	(8)(9) (21)(23)
	First Lien Secured Debt - Letter of Credit	6.25%	07/01/21	39	—	(1)	(8)(9) (23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	03/06/25	368	(36)	(9)	(8)(9) (21)(23)
Gutter Holdings, LP	Common Equity - Common Stock	N/A	N/A	500 Shares	500	1,107	(9)(13)
		Total Construction & Building			$28,426	$28,739
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (26)	Fair Value (1)(27)
Consumer Goods – Durable
A&V
A&V Holdings Midco, LLC	First Lien Secured Debt	6.38% (6M L+538, 1.00% Floor)	03/10/27	$10,997	$10,641	$10,271
	First Lien Secured Debt - Unfunded Revolver	0.375% Unfunded	03/10/25	1,505	(113)	(138)	(8)(21) (23)
					10,528	10,133
Hayward Industries, Inc.
Hayward Industries, Inc.	Second Lien Secured Debt	8.40% (1M L+825)	08/04/25	21,919	21,725	21,770
KDC
KDC US Holdings	First Lien Secured Debt - Unfunded Revolver	0.25% Unfunded	12/21/23	5,912	—	(107)	(8)(21) (23)
	First Lien Secured Debt - Letter of Credit	3.00%	02/05/21	£7	—	—	(23)
	First Lien Secured Debt - Letter of Credit	3.00%	03/08/21 - 12/31/21	102	—	(2)	(8)(23)
					—	(109)
KLO Holdings, LLC
1244311 B.C. Ltd. (4)	First Lien Secured Debt	6.00% (1M L+500 PIK, 1.00% Floor)	09/25/25	1,000	1,000	935	(17)
	First Lien Secured Debt	6.00% (1M L+500, 1.00% Floor)	09/25/25	3,000	3,000	2,824	(17)
	Common Equity - Common Stock	N/A	N/A	1,000,032 Shares	1,000	1,444	(2)(13) (17)(25)
9357-5991 Quebec Inc. (4)	First Lien Secured Debt	11.55% (3M L+775 Cash plus 2.00% PIK)	04/07/22	3,836	—	—	(13)(14)
					5,000	5,203
Liqui-Box
Liqui-Box Holdings, Inc.	First Lien Secured Debt - Revolver	5.50% (3M L+450, 1.00% Floor)	02/26/25	1,661	1,661	1,656	(23)
	First Lien Secured Debt - Revolver	6.75% (P+350)	02/26/25	190	190	189	(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	02/26/25	1,635	(30)	(5)	(8)(21) (23)
	First Lien Secured Debt - Letter of Credit	4.50%	06/30/21	€42	—	—	(23)
	First Lien Secured Debt - Letter of Credit	4.50%	09/27/21 - 12/31/24	32	—	—	(23)
					1,821	1,840
NSi Industries
Wildcat BuyerCo, Inc.	First Lien Secured Debt	6.25% (3M L+525, 1.00% Floor)	02/27/26	7,192	6,938	7,070
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	02/27/26	717	(14)	(12)	(8)(21) (23)
	First Lien Secured Debt - Letter of Credit	5.50%	08/30/21	8	—	—	(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	02/27/26	2,032	(31)	(35)	(8)(21) (23)
Wildcat Parent LP	Common Equity - Common Stock	N/A	N/A	1,070 Shares	107	129	(13)(25)
					7,000	7,152
Sorenson Holdings, LLC
Sorenson Holdings, LLC	Common Equity - Membership Interests	N/A	N/A	587 Shares	—	493	(10)(13)
		Total Consumer Goods – Durable			$46,074	$46,482
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (26)	Fair Value (1)(27)
Consumer Goods – Non-durable
3D Protein
Protein For Pets Opco, LLC	First Lien Secured Debt	6.00% (3M L+500, 1.00% Floor)	11/28/25	$11,487	$11,313	$11,372	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	05/31/24	2,219	(39)	(22)	(8)(9) (21)(23)
					11,274	11,350
Beauty Industry Group (BIG)
BIG Buyer, LLC	First Lien Secured Debt	7.50% (6M L+650, 1.00% Floor)	11/20/23	22,198	21,820	21,878	(9)
	First Lien Secured Debt - Revolver	7.50% (1M L+650, 1.00% Floor)	11/20/23	843	843	821	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/20/23	963	(31)	(25)	(8)(9) (21)(23)
					22,632	22,674
Dan Dee
Project Comfort Buyer, Inc.	First Lien Secured Debt	9.25% (P+600)	02/01/25	173	170	165	(9)
	First Lien Secured Debt	8.00% (12M L+700, 1.00% Floor)	02/01/25	26,457	25,931	25,187	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	02/01/24	3,462	(64)	(177)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	02/01/25	2,308	(24)	(111)	(8)(9) (21)(23)
	Preferred Equity - Preferred Equity	N/A	N/A	461,538 Shares	462	171	(9)(13)
					26,475	25,235
DMC
Lion Cashmere Midco Limited	First Lien Secured Debt	6.25% (6M L+525, 1.00% Floor)	03/21/25	13,053	12,892	12,533	(9)(17)
	First Lien Secured Debt	5.25% (6M E+525)	03/21/25	€534	578	627	(9)(17)
	First Lien Secured Debt - Revolver	4.75% (6M E+475)	03/21/24	€605	674	712	(9)(17) (23)
	First Lien Secured Debt - Unfunded Revolver	1.75% Unfunded	03/21/24	€581	(15)	(27)	(8)(9) (17)(21) (23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.93% Unfunded	03/21/25	€1,838	(18)	(90)	(8)(9) (17)(21) (23)
					14,111	13,755
LashCo
Lash OpCo, LLC	First Lien Secured Debt	9.25% (P+600)	03/18/26	10,248	10,001	9,967	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/18/25	697	(16)	(20)	(8)(9) (21)(23)
					9,985	9,947
Olaplex
Olaplex, Inc.	First Lien Secured Debt	7.50% (1M L+650, 1.00% Floor)	01/08/26	12,379	12,171	12,379	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	01/08/25	2,300	(37)	—	(9)(21) (23)
					12,134	12,379
Sequential Brands Group, Inc.
Sequential Brands Group, Inc.	Second Lien Secured Debt	9.75% (1M L+875, 1.00% Floor)	02/07/24	12,880	12,813	12,300	(17)
		Total Consumer Goods – Non-durable			$109,424	$107,640
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)		Cost (26)	Fair Value (1)(27)
Consumer Services
Clarus Commerce
Marlin DTC-LS Midco 2, LLC	First Lien Secured Debt	6.50% (6M L+550, 1.00% Floor)	07/01/25		$9,175	$9,055	$9,032
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	07/01/25		685	(9)	(11)	(8)(21) (23)
						9,046	9,021
First Heritage
First Heritage Credit, LLC	First Lien Secured Debt	4.90% (1M L+475)	04/02/22		16,500	16,431	16,319	(9)
	First Lien Secured Debt - Revolver	5.65% (1M L+550)	04/02/22		2,744	2,744	2,715	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/02/22		1,006	(16)	(11)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	04/02/22		9,750	(41)	(107)	(8)(9) (21)(23)
						19,118	18,916
Go Car Wash
Go Car Wash Management Corp.	First Lien Secured Debt	6.75% (1M L+575, 1.00% Floor)	12/31/26		1,667	1,638	1,629	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/31/26		417	(7)	(9)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	12/31/26		2,917	(25)	(66)	(8)(9) (21)(23)
						1,606	1,554
Lending Point
LendingPoint LLC	First Lien Secured Debt	11.50% (3M L+1050, 1.00% Floor)	12/30/25		11,375	11,261	11,261	(9)
	First Lien Secured Debt - Revolver	6.75% (3M L+575, 1.00% Floor)	12/30/25		633	633	627	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/30/25		367	(10)	(4)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	12/30/25		6,125	(61)	(61)	(8)(9) (21)(23)
						11,823	11,823
Nutrisystem
Nutrisystem, Inc.	First Lien Secured Debt	7.50% (3M L+650, 1.00% Floor)	12/08/25		8,800	8,625	8,624
	First Lien Secured Debt - Revolver	7.50% (3M L+650, 1.00% Floor)	12/08/25		48	48	47	(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/08/25		152	(4)	(3)	(8)(21) (23)
						8,669	8,668
Only About Children
Nemo (BC) Bidco Pty Ltd	First Lien Secured Debt	7.75% (1M BBSW+675, 1.00% Floor)	04/06/24	A$	6,768	4,934	4,987	(17)
	First Lien Secured Debt - Unfunded Delayed Draw	2.59% Unfunded	04/06/24	A$	232	(6)	(8)	(8)(17) (21)(23)
						4,928	4,979
Paper Source
Paper Source, Inc.	First Lien Secured Debt	8.00% (3M L+700, 1.00% Floor)	05/22/24		11,325	11,171	8,947	(9)
	First Lien Secured Debt - Revolver	9.25% (P+600)	05/22/24		1,890	1,890	1,493	(9)(23)
	First Lien Secured Debt - Revolver	8.00% (3M L+700, 1.00% Floor)	05/22/24		1,191	1,150	941	(9)(23)
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (26)	Fair Value (1)(27)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	02/01/21	556	—	—	(9)(21) (23)
	Preferred Equity - Preferred Equity	N/A	N/A	497 Shares	—	—	(9)(13) (25)
	Common Equity - Class A Common Stock	N/A	N/A	7,167 Shares	—	—	(9)(13) (25)
					14,211	11,381
Pinstripe Holdings, LLC
Pinstripe Holdings, LLC	First Lien Secured Debt	6.27% (3M L+600)	01/17/25	6,878	6,784	6,796
The Club Company
Eldrickco Limited	First Lien Secured Debt	6.75% (6M GBPL+625 PIK, 0.50% Floor)	11/21/25	£10,975	13,781	14,154	(9)(17)
	First Lien Secured Debt - Revolver	6.75% (6M GBPL+625 PIK, 0.50% Floor)	05/21/25	£356	410	458	(9)(17) (23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.93% Unfunded	11/21/25	£3,933	(90)	(264)	(8)(9) (17)(21) (23)
					14,101	14,348
Tidewater Consumer Receivables, LLC
Tidewater Consumer Receivables, LLC	First Lien Secured Debt	5.90% (1M L+575)	06/30/22	2,522	2,508	2,566	(9)(17)
US Auto
U.S. Auto Finance, Inc.	First Lien Secured Debt	6.25% (3M L+525, 1.00% Floor)	04/17/22	11,949	11,976	11,885	(9)
	First Lien Secured Debt - Revolver	7.00% (3M L+600, 1.00% Floor)	04/17/22	3,740	3,740	3,719	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/17/22	9,594	(45)	(52)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	04/17/22	8,222	(26)	—	(9)(21) (23)
					15,645	15,552
		Total Consumer Services			$108,439	$105,604
Containers, Packaging & Glass
TricorBraun Holdings, Inc.
TricorBraun Holdings, Inc.	First Lien Secured Debt - Unfunded Revolver	0.38% Unfunded	11/30/21	$5,625	$(92)	$(12)	(8)(21) (23)
		Total Containers, Packaging & Glass			$(92)	$(12)
Diversified Investment Vehicles, Banking, Finance, Real Estate
Celink
Compu-Link Corporation	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/11/24	$2,273	$(35)	$(28)	(8)(9) (21)(23)
Peer Advisors, LLC	First Lien Secured Debt	6.50% (1M L+550, 1.00% Floor)	06/11/24	19,943	19,633	19,702	(9)
					19,598	19,674
Exeter Property Group, LLC
Exeter Property Group, LLC	First Lien Secured Debt	4.65% (1M L+450)	08/28/24	4,563	4,517	4,512	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/28/24	192	(2)	(2)	(8)(9) (21)(23)
					4,515	4,510
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (26)	Fair Value (1)(27)
Flock Financial, LLC
Flock SPV I, LLC	First Lien Secured Debt	7.50% (1M L+650, 1.00% Floor)	08/30/22	14,533	14,500	14,298	(9)(17)
	First Lien Secured Debt - Revolver	7.50% (1M L+650, 1.00% Floor)	08/30/22	1,333	1,328	1,312	(9)(17) (23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	08/30/22	4,133	(44)	(67)	(8)(9) (17)(21) (23)
					15,784	15,543
Golden Bear
Golden Bear 2016-R, LLC (4)	Structured Products and Other - Membership Interests	N/A	09/20/42	N/A	16,802	10,071	(3)(17)
Purchasing Power, LLC
Purchasing Power Funding I, LLC	First Lien Secured Debt - Revolver	6.65% (1M L+650)	01/24/22	9,113	9,112	9,020	(9)(23)
Ten-X, LLC
Ten-X, LLC	First Lien Secured Debt - Revolver	3.40% (1M L+325)	09/29/22	4,680	4,533	4,454	(23)
	Total Diversified Investment Vehicles, Banking, Finance, Real Estate				$70,344	$63,272
Education
NFA Group
SSCP Spring Bidco Limited	First Lien Secured Debt	6.75% (6M GPBL+625, 0.50% Floor)	07/30/25	£30,000	$36,118	$40,558	(9)(17)
		Total Education			$36,118	$40,558
Energy – Electricity
Renew Financial LLC (f/k/a Renewable Funding, LLC)
AIC SPV Holdings II, LLC (4)	Preferred Equity - Preferred Stock	N/A	N/A	534,375 Shares	$534	$375	(17)(15) (25)
Renew Financial LLC (f/k/a Renewable Funding, LLC) (4)	Preferred Equity - Series B Preferred Stock	N/A	N/A	1,505,868 Shares	8,343	330	(13)(25)
	Preferred Equity - Series D Preferred Stock	N/A	N/A	436,689 Shares	5,568	223	(13)(25)
	Preferred Equity - Series E Preferred Stock	N/A	N/A	441,576 Shares	1,902	4,902	(13)(17) (25)
Renew JV LLC (4)	Common Equity - Membership Interests	N/A	N/A	741,526 Shares	742	861	(13)(17) (25)
					17,089	6,691
Solarplicity Group Limited (f/k/a AMP Solar UK)
Solarplicity UK Holdings Limited	First Lien Secured Debt	4.00%	03/08/23	£5,562	7,637	2,444	(13)(14) (17)
	Preferred Equity - Preferred Stock	N/A	N/A	4,286 Shares	5,623	—	(2)(13) (17)
	Common Equity - Ordinary Shares	N/A	N/A	2,825 Shares	4	—	(2)(13) (17)
					13,264	2,444
		Total Energy – Electricity			$30,353	$9,135
Energy – Oil & Gas
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.) (5)	Second Lien Secured Debt	10.00% PIK	03/29/21	$40,121	$36,926	$8,179	(13)(14)
	Common Equity - Common Stock	N/A	N/A	5,000,000 Shares	30,078	—	(13)(25)
					67,004	8,179
Pelican
Pelican Energy, LLC (4)	Common Equity - Membership Interests	N/A	N/A	1,444 Shares	$16,764	$2,170	(13)(16) (17)(25)
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)		Cost (26)	Fair Value (1)(27)
Spotted Hawk
SHD Oil & Gas, LLC (5)	First Lien Secured Debt - Tranche A Note	4.00%	07/31/21		45,917	44,059	6,895	(13)(14) (16)
	First Lien Secured Debt - Tranche B Note	3.00% PIK	07/31/21		86,435	44,380	—	(13)(14) (16)
	First Lien Secured Debt - Tranche C Note	12.00%	07/31/21		24,728	24,728	25,470	(16)
	Common Equity - Series A Units	N/A	N/A	7,600,000 Shares		1,411	—	(13)(16) (25)
						114,578	32,365
		Total Energy – Oil & Gas				$198,346	$42,714
Environmental Industries
Denali
Dispatch Acquisition Holdings, LLC	First Lien Secured Debt	6.50% (3M L+550, 1.00% Floor)	01/29/27		$19,004	$18,660	$18,624	(9)
	First Lien Secured Debt - Revolver	6.50% (3M L+550, 1.00% Floor)	01/29/26		2,083	2,083	2,049	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	01/29/26		956	(62)	(16)	(8)(9) (21)(23)
	First Lien Secured Debt - Letter of Credit	5.50%	02/26/21 - 06/30/21		207	—	(4)	(8)(9) (23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.75% Unfunded	01/29/27		2,623	(59)	(52)	(8)(9) (21)(23)
						20,622	20,601
Ortega National Parks
Ortega National Parks, LLC	First Lien Secured Debt	6.25% (6M L+525, 1.00% Floor)	10/31/25		11,632	11,449	11,099	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	10/31/25		1,366	(33)	(63)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	10/31/25		6,202	(54)	(285)	(8)(9) (21)(23)
						11,362	10,751
		Total Environmental Industries				$31,984	$31,352
Healthcare & Pharmaceuticals
Akoya
Akoya Biosciences, Inc.	First Lien Secured Debt	7.85% (1M L+635, 1.50% Floor)	10/27/25		$9,750	$9,720	$9,701	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	10/27/25		1,500	(7)	(8)	(8)(9) (21)(23)
						9,713	9,693
Altasciences, Inc.
9360-1367 Quebec Inc.	First Lien Secured Debt	6.75% (1M L+575, 1.00% Floor)	06/09/23		2,817	2,793	2,769	(9)(17)
	First Lien Secured Debt	8.00% (1M CBA +575, 1.00% Floor)	06/09/23	C$	2,337	1,726	1,803	(9)(17)
Altasciences US Acquistion, Inc.	First Lien Secured Debt	6.75% (1M L+575, 1.00% Floor)	06/09/23		5,950	5,889	5,846	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/09/23		1,426	(13)	(25)	(8)(9) (21)(23) (11)
						10,395	10,393
American Veterinary Group
AVG Intermediate Holdings LLC	First Lien Secured Debt	9.75% (1M L+825, 1.50% Floor)	02/08/24		13,225	13,040	13,206	(9)
	First Lien Secured Debt	9.75% (3M L+825, 1.50% Floor)	02/08/24		2,975	2,911	2,971	(9)
						15,951	16,177
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (26)	Fair Value (1)(27)
AmeriVet
Amerivet Partners Management, Inc.	First Lien Secured Debt	6.25% (3M L+525, 1.00% Floor)	06/05/24	511	504	509	(9)
	First Lien Secured Debt	6.25% (6M L+525, 1.00% Floor)	06/05/24	26,945	26,540	26,847	(9)
	First Lien Secured Debt	6.25% (2M L+525, 1.00% Floor)	06/05/24	1,010	998	1,007	(9)
	First Lien Secured Debt - Revolver	7.50% (P+425)	06/05/24	524	524	522	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/05/24	282	(11)	(1)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	06/05/24	5,432	(78)	(20)	(8)(9) (21)(23)
Amerivet Partners Parent LP	Common Equity - Class D Partnership Units	N/A	N/A	13 Shares	125	217	(9)(13) (25)
					28,602	29,081
Analogic
Analogic Corporation	First Lien Secured Debt	6.25% (1M L+525, 1.00% Floor)	06/22/24	18,078	17,815	17,807	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/22/23	1,826	(23)	(27)	(8)(9) (21)(23)
					17,792	17,780
BioClinica Holding I, LP
BioClinica Holding I, LP	Second Lien Secured Debt	9.25% (1M L+825, 1.00% Floor)	10/21/24	24,612	24,345	24,066
BK Medical
BK Medical Holding Company, Inc.	First Lien Secured Debt	6.25% (1M L+525, 1.00% Floor)	06/22/24	7,250	7,193	7,179	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/22/24	783	(6)	(6)	(8)(9) (21)(23)
					7,187	7,173
CARE Fertility
Royton Bidco Limited	First Lien Secured Debt	6.75% (6M GBPL+625, 0.50% Floor)	05/09/25	£15,510	19,769	20,827	(9)(17)
	First Lien Secured Debt	6.75% (1M GBPL+625, 0.50% Floor)	05/09/25	£2,147	2,699	2,884	(9)(17)
	First Lien Secured Debt - Unfunded Delayed Draw	2.01% Unfunded	05/09/25	£2,265	(63)	(54)	(8)(9) (17)(21) (23)
					22,405	23,657
Cerus
Cerus Corporation	First Lien Secured Debt	7.25% (1M L+545, 1.80% Floor)	03/01/24	12,000	11,961	12,360	(9)(17)
	First Lien Secured Debt - Revolver	5.55% (1M L+375, 1.80% Floor)	03/01/24	1	1	1	(9)(17) (23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/01/24	999	(1)	—	(9)(17) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	03/01/24	9,000	(29)	—	(9)(17) (21)(23)
					11,932	12,361
Dohmen Life Science Services
LSCS Holdings, Inc	Second Lien Secured Debt	8.51% (6M L+825)	03/16/26	19,818	19,516	19,220
Emmes Corporation
Emmes Blocker, Inc.	Common Equity - Common Stock	N/A	N/A	306 Shares	306	456	(9)(13)
The Emmes Company, LLC	First Lien Secured Debt	6.00% (6M L+500, 1.00% Floor)	03/03/25	12,031	11,905	11,730	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/03/25	2,449	(25)	(61)	(8)(9) (21)(23)
					12,186	12,125
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (26)	Fair Value (1)(27)
Genesis Healthcare, Inc.
Genesis Healthcare, Inc.	First Lien Secured Debt	6.50% (3M L+600, 0.50% Floor)	03/06/23	25,000	24,836	24,523	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/08/23	60,870	(343)	(1,364)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	2.00% Unfunded	03/06/23	6,087	—	(103)	(8)(9) (21)(23)
					24,493	23,056
Gossamer
GB001, Inc.	First Lien Secured Debt	9.00% (1M L+700, 2.00% Floor)	01/01/25	6,000	5,988	6,097	(9)(17)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	01/01/25	24,000	(167)	—	(9)(17) (21)(23)
					5,821	6,097
Health & Safety Institute
HSI Halo Acquisition, Inc.	First Lien Secured Debt	6.75% (3M L+575, 1.00% Floor)	08/31/26	9,004	8,904	8,840	(9)
	First Lien Secured Debt - Revolver	6.75% (1M L+575, 1.00% Floor)	08/30/25	190	190	187	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/30/25	623	(6)	(8)	(8)(9) (21)(23)
	Common Equity - Common Stock	N/A	N/A	500 Shares	500	493	(9)(13)
					9,588	9,512
IMA Group
IMA Group Management Company, LLC	First Lien Secured Debt	6.50% (6M L+550, 1.00% Floor)	05/30/24	5,087	5,052	4,781
	First Lien Secured Debt - Revolver	6.50% (3M L+550, 1.00% Floor)	05/30/24	289	287	272	(23)
					5,339	5,053
Kindeva
Kindeva Drug Delivery L.P.	First Lien Secured Debt	7.00% (6M L+600, 1.00% Floor)	05/01/26	1,824	1,784	1,808	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	05/01/25	167	(4)	(2)	(8)(9) (21)(23)
					1,780	1,806
KureSmart
Clearway Corporation (f/k/a NP/Clearway Holdings, Inc.)	Common Equity - Common Stock	N/A	N/A	133 Shares	133	135	(9)(13)
Kure Pain Holdings, Inc.	First Lien Secured Debt	6.50% (1M L+550, 1.00% Floor)	08/27/24	21,936	21,695	21,468	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/27/24	2,654	(29)	(57)	(8)(9) (21)(23)
					21,799	21,546
Lanai Holdings III, Inc. (Patterson Medical)
Lanai Holdings III, Inc.	Second Lien Secured Debt	11.50% (3M L+1050 PIK, 1.00% Floor)	08/28/23	18,725	18,528	16,557
Mannkind Corporation
Mannkind Corporation	First Lien Secured Debt	8.75% (1M L+675, 2.00% Floor)	08/01/24	17,334	17,210	17,899	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	08/01/24	8,667	(31)	—	(9)(21) (23)
	Warrants	N/A	N/A	444,936 Shares	76	1,142	(9)(13)
					17,255	19,041
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (26)	Fair Value (1)(27)
Maxor National Pharmacy Services, LLC
Maxor National Pharmacy Services, LLC	First Lien Secured Debt	6.50% (3M L+550, 1.00% Floor)	11/22/23	23,644	23,360	23,331	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/22/22	1,558	(15)	(16)	(8)(9) (21)(23)
					23,345	23,315
Medical Guardian
Medical Guardian, LLC	First Lien Secured Debt	9.50% (1M L+850, 1.00% Floor)	12/31/24	28,571	28,114	28,357	(9)
	First Lien Secured Debt - Revolver	9.50% (1M L+850, 1.00% Floor)	12/31/24	305	305	302	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/31/24	5,410	(91)	(41)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	12/31/24	5,714	(114)	(43)	(8)(9) (21)(23)
					28,214	28,575
Orchard
Orchard Therapeutics plc	First Lien Secured Debt	7.00% (1M L+600, 1.00% Floor)	05/24/24	8,333	8,305	8,347	(9)(17)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	05/24/24	16,667	(57)	—	(9)(17) (21)(23)
					8,248	8,347
Ovation Fertility
FPG Services, LLC	First Lien Secured Debt	6.50% (3M L+550, 1.00% Floor)	06/13/25	13,937	13,737	13,630	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/13/24	2,105	(29)	(46)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	06/13/25	3,768	(39)	(83)	(8)(9) (21)(23)
					13,669	13,501
Partner Therapeutics, Inc
Partner Therapeutics, Inc	First Lien Secured Debt	7.65% (1M L+665, 1.00% Floor)	01/01/23	10,000	9,924	9,975	(9)
	Preferred Equity - Preferred Equity	N/A	N/A	55,556 Shares	333	501	(9)(13)
	Warrants	N/A	N/A	33,333 Shares	135	130	(9)(13)
					10,392	10,606
PHS
PHS Buyer, Inc.	First Lien Secured Debt	6.25% (3M L+525, 1.00% Floor)	01/31/25	10,203	10,046	9,897	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	01/31/25	2,000	(31)	(60)	(8)(9) (21)(23)
					10,015	9,837
Radius Health
Radius Health, Inc.	First Lien Secured Debt	7.75% (1M L+575, 2.00% Floor)	06/01/24	7,500	7,483	7,718	(9)(17)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	06/01/24	2,000	(4)	—	(9)(17) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	06/01/24	9,000	—	—	(9)(17) (21)(23)
					7,479	7,718
RHA Health Services
Pace Health Companies, LLC	First Lien Secured Debt	5.50% (3M L+450, 1.00% Floor)	08/02/24	543	536	537	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	08/02/24	433	(7)	(5)	(8)(9) (21)(23)
	First Lien Secured Debt - Letter of Credit	4.50%	12/10/21	68	—	(1)	(8)(9) (23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	08/02/24	3,950	(29)	(44)	(8)(9) (21)(23)
					500	487
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (26)	Fair Value (1)(27)
Rigel Pharmaceuticals
Rigel Pharmaceuticals, Inc.	First Lien Secured Debt	7.15% (1M L+565, 1.50% Floor)	09/01/24	6,000	6,007	6,008	(9)
RiteDose Holdings I, Inc.
RiteDose Holdings I, Inc.	First Lien Secured Debt	7.50% (2M L+650, 1.00% Floor)	09/13/23	13,883	13,679	13,883	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/13/23	2,000	(29)	—	(9)(21) (23)
					13,650	13,883
		Total Healthcare & Pharmaceuticals			$406,146	$406,671
High Tech Industries
Acronis AG
Acronis AG	First Lien Secured Debt	7.85% (1M L+635, 1.50% Floor)	12/18/24	$21,000	$20,917	$20,654	(9)(17)
American Megatrends
AMI US Holdings Inc.	First Lien Secured Debt	6.50% (1M L+550, 1.00% Floor)	04/01/25	21,706	21,398	21,641	(9)
	First Lien Secured Debt - Revolver	5.65% (1M L+550)	04/01/24	1,279	1,279	1,270	(9)(23)
	First Lien Secured Debt - Revolver	5.64% (1M L+550)	04/01/24	814	814	808	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/01/24	814	(38)	(6)	(8)(9) (21)(23)
					23,453	23,713
Calero Holdings, Inc.
Telesoft Holdings, LLC	First Lien Secured Debt	6.75% (3M L+575, 1.00% Floor)	12/16/25	22,557	22,136	22,097
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/16/25	2,273	(42)	(46)	(8)(21) (23)
					22,094	22,051
ChargePoint
ChargePoint, Inc.	First Lien Secured Debt	7.80% (1M L+655, 1.25% Floor)	06/01/23	10,500	10,448	10,810	(9)
ChyronHego Corporation
ChyronHego Corporation (5)	First Lien Secured Debt	6.00% (3M L+500, 1.00% Floor)	12/31/22	84,100	81,183	81,577
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/31/22	6,000	—	(180)	(8)(21) (23)
	Preferred Equity - Preferred Equity	N/A	N/A	7,800 Shares	6,000	5,662	(13)(25)
					87,183	87,059
GoHealth
Norvax, LLC	First Lien Secured Debt	7.50% (3M L+650, 1.00% Floor)	09/15/25	31,419	30,800	31,505	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	09/13/24	3,182	(59)	—	(9)(21) (23)
					30,741	31,505
International Cruise & Excursion Gallery, Inc.
International Cruise & Excursion Gallery, Inc.	First Lien Secured Debt	6.25% (3M L+525, 1.00% Floor)	06/06/25	14,625	14,438	13,285
LabVantage Solutions
LabVantage Solutions Inc.	First Lien Secured Debt	8.50% (1M L+750, 1.00% Floor)	03/31/21	7,938	7,926	7,938
LabVantage Solutions Limited	First Lien Secured Debt	8.50% (1M E+750, 1.00% Floor)	03/31/21	€8,735	9,387	10,688	(17)
					17,313	18,626
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (26)	Fair Value (1)(27)
Magnitude Software
New Amsterdam Software BidCo LLC	First Lien Secured Debt	6.00% (3M L+500, 1.00% Floor)	05/01/26	6,813	6,709	6,643	(9)
	First Lien Secured Debt	6.00% (3M E+500, 1.00% Floor)	05/01/26	€732	808	873	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	05/01/26	2,250	(17)	(56)	(8)(9) (21)(23)
					7,500	7,460
MYCOM
Magnate Holding Corp.	First Lien Secured Debt	7.75% (3M L+625 plus 1.00% PIK, 0.50% Floor)	12/16/24	17,768	17,604	14,094	(9)(17)
	First Lien Secured Debt - Revolver	7.75% (6M L+625 plus 1.00% PIK, 0.50% Floor)	12/14/23	2,905	2,905	2,304	(9)(17) (23)
	First Lien Secured Debt - Unfunded Revolver	1.75% Unfunded	12/14/23	285	(29)	(59)	(8)(9) (17)(21) (23)
	First Lien Secured Debt - Letter of Credit	6.25%	04/22/21	140	—	(29)	(8)(9) (17)(23)
					20,480	16,310
Omnitracs, LLC
Omnitracs, LLC	First Lien Secured Debt - Unfunded Revolver	0.375% Unfunded	03/23/23	3,750	(150)	(336)	(8)(21) (23)
Schlesinger Group
Schlesinger Global, LLC	First Lien Secured Debt	7.00% (3M L+600, 1.00% Floor)	07/12/25	9,911	9,703	9,564	(9)
Simeio
Simeio Group Holdings, Inc.	First Lien Secured Debt	6.25% (1M L+525, 1.00% Floor)	01/30/26	8,589	8,480	8,503	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	01/30/26	1,731	(22)	(17)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.75% Unfunded	01/30/26	4,615	(29)	(51)	(8)(9) (21)(23)
					8,429	8,435
Sirsi Corporation
Sirsi Corporation	First Lien Secured Debt	5.75% (1M L+475, 1.00% Floor)	03/15/24	6,540	6,477	6,425	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	03/15/24	429	(4)	(7)	(8)(9) (21)(23)
					6,473	6,418
Springbrook
Springbrook Holding Company, LLC	First Lien Secured Debt	6.75% (3M L+575, 1.00% Floor)	12/23/26	9,779	9,636	9,616
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/23/26	1,463	(22)	(24)	(8)(21) (23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.50% Unfunded	12/23/26	3,659	(31)	(61)	(8)(21) (23)
					9,583	9,531
Tax Slayer
MEP-TS Midco, LLC	First Lien Secured Debt	7.50% (3M L+650, 1.00% Floor)	12/31/26	34	34	33	(9)
	First Lien Secured Debt	7.50% (6M L+650, 1.00% Floor)	12/31/26	13,515	13,244	13,244	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/31/26	1,452	(29)	(29)	(8)(9) (21)(23)
					13,249	13,248
Telnyx
Telnyx LLC	First Lien Secured Debt	7.75% (1M L+625, 1.50% Floor)	10/21/25	5,250	5,206	5,198	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	0.00% Unfunded	10/21/25	4,750	(46)	(47)	(8)(9) (21)(23)
					5,160	5,151
		Total High Tech Industries			$307,014	$303,484
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (26)	Fair Value (1)(27)
Insurance
PGM Holdings Corporation
Turbo Buyer, Inc.	First Lien Secured Debt	6.25% (6M L+525, 1.00% Floor)	12/02/25	$13,947	$13,658	$13,806	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/02/25	923	(19)	(9)	(8)(9) (21)(23)
					13,639	13,797
PIB Group
Ivy Finco Limited	First Lien Secured Debt	5.83% (6M GBPL+575)	06/09/25	£8,836	11,004	11,876	(9)(17)
	First Lien Secured Debt	5.83% (6M GBPL+575)	07/21/25	£8,664	10,788	11,646	(9)(17)
					21,792	23,522
Relation Insurance
AQ Sunshine, Inc.	First Lien Secured Debt	7.00% (6M L+600, 1.00% Floor)	04/15/25	18,571	18,304	18,378	(9)
	First Lien Secured Debt - Revolver	7.00% (6M L+600, 1.00% Floor)	04/15/24	471	471	467	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	04/15/24	668	(15)	(5)	(8)(9) (21)(23)
	First Lien Secured Debt - Letter of Credit	6.00%	04/30/21	38	—	—	(9)(23)
					18,760	18,840
		Total Insurance			$54,191	$56,159
Manufacturing, Capital Equipment
AVAD, LLC
AVAD Canada Ltd.	First Lien Secured Debt - Revolver	5.00% (1M L+400, 1.00% Floor)	10/02/23	$367	$367	$365	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	10/02/23	967	(11)	(4)	(8)(9) (21)(23)
AVAD, LLC	First Lien Secured Debt	8.75% (1M L+775, 1.00% Floor)	10/02/23	7,883	7,794	6,602	(9)
	First Lien Secured Debt - Revolver	5.00% (1M L+400, 1.00% Floor)	10/02/23	8,662	8,662	8,626	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	10/02/23	10,005	(172)	(41)	(8)(9) (21)(23)
					16,640	15,548
Kauffman
Kauffman Holdco, LLC	Common Equity - Common Stock	N/A	N/A	250,000 Shares	250	54	(9)(13)
Kauffman Intermediate, LLC	First Lien Secured Debt	7.50% (3M L+650, 1.00% Floor)	05/08/25	16,708	16,465	15,935	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	05/08/25	1,632	(37)	(76)	(8)(9) (21)(23)
	First Lien Secured Debt - Letter of Credit	6.50%	07/25/21	155	—	(7)	(8)(9) (23)
					16,678	15,906
MedPlast Holdings Inc.
MedPlast Holdings Inc.	Second Lien Secured Debt	7.90% (1M L+775)	07/02/26	8,000	7,945	7,574
		Total Manufacturing, Capital Equipment			$41,263	$39,028
Media – Diversified & Production
New Wave Entertainment
NW Entertainment, Inc.	First Lien Secured Debt	10.00% (3M L+700 Cash plus 2.00% PIK, 1.00% Floor)	08/16/24	$26,187	$25,813	$24,833	(9)
	First Lien Secured Debt - Revolver	10.00% (3M L+700 Cash plus 2.00% PIK, 1.00% Floor)	08/16/24	3,046	3,003	2,883	(9)(23)
					28,816	27,716
Nitro World Entertainment
NWE OPCO LP	First Lien Secured Debt	8.50% (1M L+650, 2.00% Floor)	12/19/22	4,876	4,860	4,749	(9)
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (26)	Fair Value (1)(27)
Sonar Entertainment
Sonar Entertainment, Inc.	First Lien Secured Debt	8.85% (1M L+760, 1.25% Floor)	11/15/21	7,151	7,115	6,779	(9)
	First Lien Secured Debt - Revolver	8.85% (1M L+760, 1.25% Floor)	11/15/21	3,263	3,263	3,093	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	11/15/21	19,568	(116)	(1,018)	(8)(9) (21)(23)
					10,262	8,854
		Total Media – Diversified & Production			$43,938	$41,319
Retail
IPS
SI Holdings, Inc.	First Lien Secured Debt	6.75% (1M L+575, 1.00% Floor)	07/25/25	$31,403	$30,913	$30,737	(9)
	First Lien Secured Debt - Revolver	6.75% (3M L+575, 1.00% Floor)	07/25/24	853	853	839	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	07/25/24	2,560	(49)	(44)	(8)(9) (21)(23)
					31,717	31,532
Rapid Displays
Rapid Displays Acquisition Corporation	First Lien Secured Debt	6.00% (3M L+500, 1.00% Floor)	07/01/25	11,192	11,027	10,776	(9)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	07/01/25	2,308	(17)	(92)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	07/01/25	1,154	(13)	(43)	(8)(9) (21)(23)
					10,997	10,641
		Total Retail			$42,714	$42,173
Telecommunications
IPC Corporation
IPC Corporation	First Lien Secured Debt	5.21% (3M L+500)	08/06/21	$10,000	$9,982	$9,139	(9)
IPC Information Systems UK Holdings Limited	First Lien Secured Debt	8.00% (3M L+650, 1.50% Floor)	08/06/21	1,405	1,384	1,335	(9)(17)
					11,366	10,474
Securus Technologies Holdings, Inc.
Securus Technologies Holdings, Inc.	Second Lien Secured Debt	9.25% (6M L+825, 1.00% Floor)	11/01/25	12,878	12,800	11,075
		Total Telecommunications			$24,166	$21,549
Transportation – Cargo, Distribution
Dynamic Product Tankers (Prime), LLC
Dynamic Product Tankers, LLC (5)	Unsecured Debt	5.31% (6M L+500)	07/31/24	$22,000	$22,000	$22,000	(17)
	Common Equity - Class A Units	N/A	N/A	N/A	49,806	25,272	(13)(17) (24)(25)
					71,806	47,272
Heniff and Superior
Heniff Holdco, LLC	First Lien Secured Debt	6.75% (1M L+575, 1.00% Floor)	12/03/26	30,842	30,300	29,263	(9)
	First Lien Secured Debt - Revolver	6.75% (3M L+575, 1.00% Floor)	12/03/24	1,636	1,636	1,577	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	12/03/24	1,935	(62)	(69)	(8)(9) (21)(23)
	First Lien Secured Debt - Letter of Credit	5.75%	02/05/21 - 02/06/21	354	—	(12)	(8)(9) (23)
					31,874	30,759
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par/Shares (12)	Cost (26)	Fair Value (1)(27)
MSEA Tankers LLC
MSEA Tankers LLC (5)	Common Equity - Class A Units	N/A	N/A	N/A	59,131	59,203	(17)(18) (25)
		Total Transportation – Cargo, Distribution			$162,811	$137,234
Wholesale
Banner Solutions
Banner Buyer, LLC	First Lien Secured Debt	6.75% (1M L+575, 1.00% Floor)	10/31/25	$41	$41	$41	(9)
	First Lien Secured Debt	6.75% (12M L+575, 1.00% Floor)	10/31/25	12,414	12,238	12,281	(9)
	First Lien Secured Debt - Revolver	6.75% (1M L+575, 1.00% Floor)	10/31/25	387	387	383	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	10/31/25	1,548	(27)	(16)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.75% Unfunded	10/31/25	5,484	(39)	(59)	(8)(9) (21)(23)
Banner Parent Holdings, Inc	Common Equity - Common Stock	N/A	N/A	5,000 Shares	500	489	(9)(13)
		Total Wholesale			$13,100	$13,119
Total Investments before Cash Equivalents					$2,760,361	$2,476,867
J.P. Morgan U.S. Government Money Market Fund		N/A	N/A	32,854	$32,854	$32,854	(22)
Total Investments after Cash Equivalents					$2,793,215	$2,509,721	(6)(7)
____________________

(1)Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (See Note 2 to the financial statements).
(2)Preferred and ordinary shares in Solarplicity UK Holdings Limited are GBP denominated equity investments. Common shares in 1244311 B.C. Ltd. are CAD denominated equity investments.
(3)Denotes investments in which the Company owns greater than 25% of the equity, where the governing documents of each entity preclude the Company from exercising a controlling influence over the management or policies of such entity. The Company does not have the right to elect or appoint more than 25% of the directors or another party has the right to elect or appoint more directors than the Company and has the right to appoint certain members of senior management. Therefore, the Company has determined that these entities are not controlled affiliates. As of December 31, 2020, we had a 100% equity ownership interest in Golden Bear 2016-R, LLC, a collateralized loan obligation and 31% equity ownership in Carbonfree Chemicals SA LLC.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2020
(In thousands, except share data)

(4)Denotes investments in which we are an “Affiliated Person,” as defined in the 1940 Act, due to holding the power to vote or owning 5% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of March 31, 2020 and December 31, 2020 along with transactions during the nine months ended December 31, 2020 in these affiliated investments are as follows:

Name of Issuer	Fair Value at March 31, 2020	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Gains (Losses)	Fair Value at December 31, 2020	Net Realized Gains (Losses)	Interest/Dividend/Other Income
1244311 B.C. Ltd., Common Stock	$—	$1,000	$—	$444	$1,444	$—	$—
1244311 B.C. Ltd., Term Loan	—	1,000	—	(65)	935	—	15
1244311 B.C. Ltd., Term Loan	—	3,000	—	(176)	2,824	—	47
KLO Acquisition LLC, Term Loan	—	30	(4,838)	4,808	—	(4,808)	—
9357-5991 Quebec Inc., Term Loan	—	2,118	(8,653)	6,535	—	(3,653)	—
AIC SPV Holdings II, LLC, Preferred Stock	442	—	—	(67)	375	—	78
AMP Solar Group, Inc., Class A Common Unit	8,736	—	(10,000)	1,264	—	4,176	—
Carbonfree Caustic SPE LLC, Term Loan	13,111	—	(13,111)	—	—	—	—
Carbonfree Chemicals Holdings LLC, Common Equity / Interest	15,105	14,541	—	(4,501)	25,145	—	—
Carbonfree Chemicals SA LLC, Class B Units	—	17,057	—	(17,057)	—	—	—
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC), Term Loan	4,389	—	(17,057)	12,668	—	—	12
Golden Bear 2016-R, LLC, Membership Interests	9,748	73	—	250	10,071	—	921
Pelican Energy, LLC, Membership Interests	2,411	—	(58)	(183)	2,170	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series B Preferred Stock	3,284	—	—	(2,954)	330	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series D Preferred Stock	2,101	—	—	(1,878)	223	—	—
Renew Financial LLC (f/k/a Renewable Funding, LLC), Series E Preferred Stock	—	1,902	—	3,000	4,902	—	—
Renew JV LLC, Membership Interests	914	—	(152)	99	861	—	—
	$60,241	$40,721	$(53,869)	$2,187	$49,280	$(4,285)	$1,073
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
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2020
(In thousands, except share data)
(5)Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Fair value as of March 31, 2020 and December 31, 2020 along with transactions during the nine months ended December 31, 2020 in these controlled investments are as follows:

Name of Issuer	Fair Value at March 31, 2020	Gross Additions ●	Gross Reductions ■	Net Change in Unrealized Losses	Fair Value at December 31, 2020	Net Realized Losses	Interest/Dividend/Other Income
Majority Owned Company
ChyronHego Corporation, Preferred Equity	$—	$6,000	$—	$(338)	$5,662	$—	$—
ChyronHego Corporation, Term Loan	—	81,183	—	394	81,577	—	—
ChyronHego Corporation, Unfunded Revolver	—	—	—	(180)	(180)	—	—
Dynamic Product Tankers, LLC, Class A Units	36,457	—	—	(11,185)	25,272	—	—
Dynamic Product Tankers, LLC, First Lien Term Loan	42,000	130	(42,000)	(130)	—	—	1,391
Dynamic Product Tankers, LLC, Unsecured Debt	—	22,000	—	—	22,000	—	446
Dynamic Product Tankers, LLC, Letters of Credit	—	—	—	—	—	—	—
Merx Aviation Finance, LLC, Membership Interests	28,447	105,300	—	(9,142)	124,605	—	—
Merx Aviation Finance, LLC, Revolver	305,300	—	(105,300)	—	200,000	—	15,069
Merx Aviation Finance, LLC, Letters of Credit	—	—	—	—	—	—	—
MSEA Tankers LLC, Class A Units	59,735	—	(2,819)	2,287	59,203	—	1,691
Controlled Company
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Second Lien Term Loan	14,711	—	—	(6,532)	8,179	—	—
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.), Common Stock	—	—	—	—	—	—	—
SHD Oil & Gas, LLC, Series A Units	—	—	—	—	—	—	—
SHD Oil & Gas, LLC, Tranche A Note	22,495	—	(939)	(14,661)	6,895	—	—
SHD Oil & Gas, LLC, Tranche B Note	—	—	—	—	—	—	—
SHD Oil & Gas, LLC, Tranche C Note	24,720	728	—	22	25,470	—	2,411
	$533,865	$215,341	$(151,058)	$(39,465)	$558,683	$—	$21,008
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
    As of December 31, 2020, the Company had a 85%, 47%, 100%, 98% and 38% equity ownership interest in Dynamic Product Tankers, LLC; Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.); Merx Aviation Finance, LLC; MSEA Tankers, LLC; and SHD Oil & Gas, LLC (f/k/a Spotted Hawk Development LLC), respectively.
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2020
(In thousands, except share data)

(6)Aggregate gross unrealized gain and loss for federal income tax purposes is $61,120 and $397,173, respectively. Net unrealized loss is $336,053 based on a tax cost of $2,845,775.
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
(11)The unused line fees of 0.50% are collected for the Unfunded Revolver, respectively from both Altasciences US Acquisition, Inc. and Altasciences/9360-1367 Quebec Inc. as each borrower has access to the respective lending facilities.
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
(16)AIC Spotted Hawk Holdings, LLC, AIC SHD Holdings, LLC and AIC Pelican Holdings, LLC are wholly-owned special purpose vehicles which only hold investments of the underlying portfolio companies and have no other significant assets or liabilities. AIC Spotted Hawk Holdings, LLC holds equity and debt investments in SHD Oil & Gas, LLC. AIC SHD Holdings LLC holds equity investments in SHD Oil & Gas, LLC. and equity investments in both Carbonfree Chemicals Holdings, LLC and Carbonfree Chemicals SA, LLC. AIC Pelican Holdings, LLC holds an equity investment in Pelican Energy, LLC.
(17)Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of December 31, 2020, non-qualifying assets represented approximately 16.82% of the total assets of the Company.
(18)As of December 31, 2020, MSEA Tankers, LLC had various classes of limited liability interests outstanding. The Company holds Class A-1 and Class A-2 units, which are identical except that Class A-1 unit is voting and Class A-2 unit is non-voting. The units entitle the Company to appoint two out of three managers to the board of managers.
(19)The Company holds some warrants for this investment as part of the restructuring of the underlying portfolio company. The warrants have no cost and no fair value as of December 31, 2020.
(20)Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread. The borrower has an option to choose the benchmark rate, such as the London Interbank Offered Rate (“LIBOR”), the Euro Interbank Offered Rate (“EURIBOR”), the federal funds rate or the prime rate (“Prime”). The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates (1M L, 2M L, 3M L or 6M L, respectively), EURIBOR loans are typically indexed to 90-day EURIBOR rates (3M E), Bank Bill Swap rates are typically index to 90-day Bank Bill Swap rates (3M BBSW), GBP LIBOR loans are typically indexed to 90-day GBP LIBOR rates (3M GBP L) and EUR LIBOR loans are typically indexed to 90-day EUR LIBOR rates (3M E L) at the borrower’s option. LIBOR and EURIBOR loans may be subject to interest floors. As of December 31, 2020, rates for 1M L, 2M L, 3M L, 6M L, 1M E, 3M E, 1M BBSW, 3M BBSW, 3M GBP L, 3M E L and Prime are 0.14%, 0.19%, 0.24%, 0.26%, (0.55%), (0.55%), (0.04%), (0.04%), 0.03%, (0.57%) and 3.25%, respectively.
(21)The rates associated with these undrawn committed revolvers and delayed draw term loans represent rates for commitment and unused fees.
(22)This security is included in the Cash and Cash Equivalents on the Statements of Assets and Liabilities.

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2020
(In thousands, except share data)
(23)As of December 31, 2020, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 8 to the financial statements for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit	Undrawn Commitment
A&V Holdings Midco, LLC	$1,505	$—	$—	$1,505
Akoya Biosciences, Inc.	1,500	—	—	1,500
Altasciences US Acquistion, Inc.*	1,426	—	—	1,426
Amerivet Partners Management, Inc.	6,238	524	—	5,714
AMI US Holdings Inc.	2,907	2,093	—	814
Analogic Corporation	1,826	—	—	1,826
AQ Sunshine, Inc.	1,177	471	38	668
Arthur Bidco Limited*	2,010	2,010	—	—
AVAD Canada Ltd.	1,334	367	—	967
AVAD, LLC	18,667	8,662	—	10,005
Banner Buyer, LLC	7,419	387	—	7,032
BIG Buyer, LLC	1,806	843	—	963
BK Medical Holding Company, Inc.	783	—	—	783
Cerus Corporation	10,000	1	—	9,999
ChyronHego Corporation	6,000	—	—	6,000
Claritas, LLC	1,031	387	—	644
Compu-Link Corporation	2,273	—	—	2,273
Continuum Global Solutions, LLC	20,000	1,728	—	18,272
Dispatch Acquisition Holdings, LLC	5,869	2,083	207	3,579
Eagle Foods Family Group, LLC	3,750	—	—	3,750
EHL Merger Sub, LLC	4,155	—	—	4,155
Eldrickco Limited*	5,864	486	—	5,378
Erickson Inc	36,000	28,330	1,472	6,198
Exeter Property Group, LLC	192	—	—	192
First Heritage Credit, LLC	13,500	2,744	—	10,756
Flock SPV I, LLC	5,466	1,333	—	4,133
Florida Food Products, LLC	1,712	479	—	1,233
FPG Services, LLC	5,873	—	—	5,873
Gabriel Partners, LLC	1,862	—	—	1,862
Genesis Healthcare, Inc.	66,957	—	—	66,957
GB001, Inc.	24,000	—	—	24,000
Go Car Wash Management Corp.	3,334	—	—	3,334
Gutter Buyer, Inc.	3,095	—	39	3,056
Heniff Holdco, LLC	3,925	1,636	354	1,935
HSI Halo Acquisition, Inc.	813	190	—	623
IMA Group Management Company, LLC	289	289	—	—
Jacent Strategic Merchandising	3,500	2,567	—	933
JF Acquisition, LLC	1,569	628	—	941
Kauffman Intermediate, LLC	1,787	—	155	1,632
KDC US Holdings*	6,021	—	109	5,912
Kindeva Drug Delivery L.P.	167	—	—	167
KL Charlie Acquisition Company	6,569	—	—	6,569
Kure Pain Holdings, Inc.	2,654	—	—	2,654
Lash OpCo, LLC	697	—	—	697
LendingPoint LLC	7,125	633	—	6,492
Lifelong Learner Holdings, LLC	5,373	1,039	—	4,334
Lion Cashmere Midco Limited*	3,700	740	—	2,960
Liqui-Box Holdings, Inc.*	3,569	1,851	83	1,635
Magnate Holding Corp.	3,330	2,905	140	285
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2020
(In thousands, except share data)

Name of Issuer	Total Commitment	Drawn Commitment	Letters of Credit	Undrawn Commitment
Mannkind Corporation	8,667	—	—	8,667
Margaux Acquisition Inc.	1,601	—	—	1,601
Margaux UK Finance Limited*	740	—	—	740
Marlin DTC-LS Midco 2, LLC	685	—	—	685
Maxor National Pharmacy Services, LLC	1,558	—	—	1,558
Medical Guardian, LLC	11,429	305	—	11,124
MEP-TS Midco, LLC	1,452	—	—	1,452
Merx Aviation Finance, LLC	200,177	200,000	177	—
Nemo (BC) Bidco Pty Ltd*	179	—	—	179
New Amsterdam Software BidCo LLC	2,250	—	—	2,250
Newscycle Solutions, Inc.	500	300	—	200
Norvax, LLC	3,182	—	—	3,182
Nutrisystem, Inc.	200	48	—	152
NW Entertainment, Inc.	3,046	3,046	—	—
Olaplex, Inc.	2,300	—	—	2,300
Omnitracs, LLC	3,750	—	—	3,750
Orchard Therapeutics plc	16,667	—	—	16,667
Ortega National Parks, LLC	7,568	—	—	7,568
Pace Health Companies, LLC	4,451	—	68	4,383
Paper Source, Inc.	3,637	3,081	—	556
PHS Buyer, Inc.	2,000	—	—	2,000
PrimeFlight Aviation Services, Inc.	2,842	—	—	2,842
Project Comfort Buyer, Inc.	5,770	—	—	5,770
Protein For Pets Opco, LLC	2,219	—	—	2,219
Purchasing Power Funding I, LLC	9,113	9,113	—	—
RA Outdoors, LLC	1,200	—	—	1,200
Radius Health, Inc.	11,000	—	—	11,000
Rapid Displays Acquisition Corporation	3,462	—	—	3,462
RiteDose Holdings I, Inc.	2,000	—	—	2,000
Royton Bidco Limited*	3,096	—	—	3,096
SI Holdings, Inc.	3,413	853	—	2,560
Simeio Group Holdings, Inc.	6,346	—	—	6,346
Simplifi Holdings, Inc.	2,400	—	—	2,400
Sirsi Corporation	429	—	—	429
Soliant Holdings, LLC	1,936	—	—	1,936
Sonar Entertainment, Inc.	22,831	3,263	—	19,568
Springbrook Holding Company, LLC	5,122	—	—	5,122
Telesoft Holdings, LLC	2,273	—	—	2,273
Telnyx LLC	4,750	—	—	4,750
Ten-X, LLC	4,680	4,680	—	—
TGG TS Acquisition Company	1,750	—	—	1,750
The Emmes Company, LLC	2,449	—	—	2,449
THLP CO. LLC	7,303	—	—	7,303
TNT Crust LLC	3,252	—	—	3,252
TricorBraun Holdings, Inc.	5,625	—	—	5,625
Truck-Lite Co., LLC	3,052	2,398	94	560
Turbo Buyer, Inc.	923	—	—	923
U.S. Auto Finance, Inc.	21,556	3,740	—	17,816
USLS Acquisition, Inc.	2,279	—	101	2,178
Westfall Technik, Inc.	2,019	1,750	—	269
Wildcat BuyerCo, Inc.	2,757	—	8	2,749
Total Commitments	$744,505	$297,983	$3,045	$443,477
____________________
* These investments are in a foreign currency and the total commitment has been converted to USD using the December 31, 2020 exchange rate.
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2020
(In thousands, except share data)
(24)As of December 31, 2020, Dynamic Product Tankers, LLC had various classes of limited liability interests outstanding of which the Company holds Class A-1 and Class A-3 units which are identical except that Class A-1 unit is voting and Class A-3 unit is non-voting. The units entitle the Company to appoint three out of five managers to the board of managers.
(25)Securities that are exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2020 the aggregate fair value of these securities is $250,768 or 25% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

Name of Issuer	Investment Type	Acquisition Date
1244311 B.C. Ltd.	Common Equity - Common Stock	9/30/2020
AIC SPV Holdings II, LLC	Preferred Equity - Preferred Stock	6/1/2017
Amerivet Partners Parent LP	Common Equity - Class D Partnership Units	3/6/2020
Carbonfree Chemicals Holdings LLC	Common Equity - Common Equity / Interest	11/19/2019
Carbonfree Chemicals SA LLC	Common Equity - Class B Units	11/19/2019
ChyronHego Corporation	Preferred Equity - Preferred Equity	12/29/2020
Dynamic Product Tankers, LLC	Common Equity - Class A Units	4/3/2015
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	Common Equity - Common Stock	3/29/2016
JSM Equity Investors, L.P.	Preferred Equity - Class P Partnership Units	6/30/2020
KL Charlie Co-Invest, L.P.	Common Equity - Common Stock	12/29/2020
Merx Aviation Finance, LLC	Common Equity - Membership Interests	5/22/2013
MSEA Tankers LLC	Common Equity - Class A Units	12/12/2014
Paper Source, Inc.	Preferred Equity - Preferred Equity	9/11/2020
Paper Source, Inc.	Common Equity - Class A Common Stock	10/30/2020
Pelican Energy, LLC	Common Equity - Membership Interests	2/16/2016
Renew Financial LLC (f/k/a Renewable Funding, LLC)	Preferred Equity - Series B Preferred Stock	4/9/2014
Renew Financial LLC (f/k/a Renewable Funding, LLC)	Preferred Equity - Series D Preferred Stock	10/1/2015
Renew Financial LLC (f/k/a Renewable Funding, LLC)	Preferred Equity - Series E Preferred Stock	12/23/2020
Renew JV LLC	Common Equity - Membership Interests	3/20/2017
SHD Oil & Gas, LLC	Common Equity - Series A Units	11/18/2016
Wildcat Parent LP	Common Equity - Common Stock	2/27/2020
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2020
(In thousands, except share data)
(26)The following shows the composition of the Company’s portfolio at cost by control designation, investment type and industry as of December 31, 2020:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Non-Controlled/Non-Affiliated Investments
Advertising, Printing & Publishing	$50,806	$—	$—	$—	$—	$219	$—	$51,025
Aerospace & Defense	28,206	—	—	—	—	—	—	28,206
Automotive	37,700	23,534	—	—	—	2,064	—	63,298
Aviation and Consumer Transport	14,443	—	—	—	—	—	—	14,443
Beverage, Food & Tobacco	91,466	—	—	—	—	2,205	—	93,671
Business Services	215,346	110,407	—	—	89	1,432	—	327,274
Chemicals, Plastics & Rubber	17,341	12,157	—	—	—	—	—	29,498
Construction & Building	27,926	—	—	—	—	500	—	28,426
Consumer Goods – Durable	19,242	21,725	—	—	—	107	—	41,074
Consumer Goods – Non-durable	96,149	12,813	—	—	462	—	—	109,424
Consumer Services	108,439	—	—	—	—	—	—	108,439
Containers, Packaging & Glass	(92)	—	—	—	—	—	—	(92)
Diversified Investment Vehicles, Banking, Finance, Real Estate	53,542	—	—	—	—	—	—	53,542
Education	36,118	—	—	—	—	—	—	36,118
Energy – Electricity	7,637	—	—	—	5,623	4	—	13,264
Environmental Industries	31,984	—	—	—	—	—	—	31,984
Healthcare & Pharmaceuticals	342,149	62,389	—	—	333	1,064	211	406,146
High Tech Industries	219,831	—	—	—	—	—	—	219,831
Insurance	54,191	—	—	—	—	—	—	54,191
Manufacturing, Capital Equipment	33,068	7,945	—	—	—	250	—	41,263
Media – Diversified & Production	43,938	—	—	—	—	—	—	43,938
Retail	42,714	—	—	—	—	—	—	42,714
Telecommunications	11,366	12,800	—	—	—	—	—	24,166
Transportation – Cargo, Distribution	31,874	—	—	—	—	—	—	31,874
Wholesale	12,600	—	—	—	—	500	—	13,100
Total Non-Controlled/ Non-Affiliated Investments	$1,627,984	$263,770	$—	$—	$6,507	$8,345	$211	$1,906,817
Non-Controlled/Affiliated Investments
Chemicals, Plastics & Rubber	$—	$—	$—	$—	$—	$77,887	$—	$77,887
Consumer Goods – Durable	4,000	—	—	—	—	1,000	—	5,000
Diversified Investment Vehicles, Banking, Finance, Real Estate	—	—	—	16,802	—	—	—	16,802
Energy – Electricity	—	—	—	—	16,347	742	—	17,089
Energy – Oil & Gas	—	—	—	—	—	16,764	—	16,764
Total Non-Controlled/Affiliated Investments	$4,000	$—	$—	$16,802	$16,347	$96,393	$—	$133,542
Controlled Investments
Aviation and Consumer Transport	$200,000	$—	$—	$—	$—	$120,300	$—	$320,300
Energy – Oil & Gas	113,167	36,926	—	—	—	31,489	—	181,582
High Tech Industries	81,183	—	—	—	6,000	—	—	87,183
Transportation – Cargo, Distribution	—	—	22,000	—	—	108,937	—	130,937
Total Controlled Investments	$394,350	$36,926	$22,000	$—	$6,000	$260,726	$—	$720,002
Total	$2,026,334	$300,696	$22,000	$16,802	$28,854	$365,464	$211	$2,760,361

See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2020
(In thousands, except share data)
(27)The following shows the composition of the Company’s portfolio at fair value by control designation, investment type and industry as of December 31, 2020:

Industry	First Lien - Secured Debt	Second Lien - Secured Debt	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total	% of Net Assets
Non-Controlled / Non-Affiliated Investments
Advertising, Printing & Publishing	$50,369	$—	$—	$—	$—	$219	$—	$50,588	5.0%
Aerospace & Defense	27,791	—	—	—	—	—	—	27,791	2.7%
Automotive	37,141	21,982	—	—	—	302	—	59,425	5.8%
Aviation and Consumer Transport	14,227	—	—	—	—	—	—	14,227	1.4%
Beverage, Food & Tobacco	91,661	—	—	—	—	3,455	—	95,116	9.3%
Business Services	212,861	98,973	—	—	89	1,091	—	313,014	30.8%
Chemicals, Plastics & Rubber	16,916	13,820	—	—	—	—	—	30,736	3.0%
Construction & Building	27,632	—	—	—	—	1,107	—	28,739	2.8%
Consumer Goods – Durable	18,887	21,770	—	—	—	622	—	41,279	4.1%
Consumer Goods – Non-durable	95,169	12,300	—	—	171	—	—	107,640	10.6%
Consumer Services	105,604	—	—	—	—	—	—	105,604	10.4%
Containers, Packaging & Glass	(12)	—	—	—	—	—	—	(12)	—%
Diversified Investment Vehicles, Banking, Finance, Real Estate	53,201	—	—	—	—	—	—	53,201	5.2%
Education	40,558	—	—	—	—	—	—	40,558	4.0%
Energy – Electricity	2,444	—	—	—	—	—	—	2,444	0.2%
Environmental Industries	31,352	—	—	—	—	—	—	31,352	3.1%
Healthcare & Pharmaceuticals	343,754	59,843	—	—	501	1,301	1,272	406,671	40.0%
High Tech Industries	216,425	—	—	—	—	—	—	216,425	21.2%
Insurance	56,159	—	—	—	—	—	—	56,159	5.5%
Manufacturing, Capital Equipment	31,400	7,574	—	—	—	54	—	39,028	3.8%
Media – Diversified & Production	41,319	—	—	—	—	—	—	41,319	4.1%
Retail	42,173	—	—	—	—	—	—	42,173	4.1%
Telecommunications	10,474	11,075	—	—	—	—	—	21,549	2.1%
Transportation – Cargo, Distribution	30,759	—	—	—	—	—	—	30,759	3.0%
Wholesale	12,630	—	—	—	—	489	—	13,119	1.3%
Total Non-Controlled / Non-Affiliated Investments	$1,610,894	$247,337	$—	$—	$761	$8,640	$1,272	$1,868,904	183.5%
% of Net Assets	158.3%	24.3%	—%	—%	0.1%	0.8%	0%	183.5%
Non-Controlled / Affiliated Investments
Chemicals, Plastics & Rubber	$—	$—	$—	$—	$—	$25,145	$—	$25,145	2.5%
Consumer Goods – Durable	3,759	—	—	—	—	1,444	—	5,203	0.5%
Diversified Investment Vehicles, Banking, Finance, Real Estate	—	—	—	10,071	—	—	—	10,071	1.0%
Energy – Electricity	—	—	—	—	5,830	861	—	6,691	0.7%
Energy – Oil & Gas	—	—	—	—	—	2,170	—	2,170	0.2%
Total Non-Controlled / Affiliated Investments	$3,759	$—	$—	$10,071	$5,830	$29,620	$—	$49,280	4.9%
% of Net Assets	0.4%	—%	—%	1.0%	0.6%	2.9%	—%	4.9%
Controlled Investments
Aviation and Consumer Transport	$200,000	$—	$—	$—	$—	$124,605	$—	$324,605	31.9%
Energy – Oil & Gas	32,365	8,179	—	—	—	—	—	40,544	4.0%
High Tech Industries	81,397	—	—	—	5,662	—	—	87,059	8.6%
Transportation – Cargo, Distribution	—	—	22,000	—	—	84,475	—	106,475	10.5%
Total Controlled Investments	$313,762	$8,179	$22,000	$—	$5,662	$209,080	$—	$558,683	55.0%
% of Net Assets	30.8%	0.8%	2.2%	—%	0.6%	20.6%	—%	55.0%
Total	$1,928,415	$255,516	$22,000	$10,071	$12,253	$247,340	$1,272	$2,476,867	243.4%
% of Net Assets	189.5%	25.1%	2.2%	1.0%	1.3%	24.3%	0%	243.4%
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2020
(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of December 31, 2020
Healthcare & Pharmaceuticals	16.4%
Aviation and Consumer Transport	13.7%
Business Services	12.6%
High Tech Industries	12.3%
Transportation – Cargo, Distribution	5.5%
Consumer Goods – Non-durable	4.3%
Consumer Services	4.3%
Beverage, Food & Tobacco	3.8%
Diversified Investment Vehicles, Banking, Finance, Real Estate	2.6%
Automotive	2.4%
Insurance	2.3%
Chemicals, Plastics & Rubber	2.3%
Advertising, Printing & Publishing	2.0%
Consumer Goods – Durable	1.9%
Energy – Oil & Gas	1.7%
Retail	1.7%
Media – Diversified & Production	1.7%
Education	1.6%
Manufacturing, Capital Equipment	1.6%
Environmental Industries	1.3%
Construction & Building	1.1%
Aerospace & Defense	1.1%
Telecommunications	0.9%
Wholesale	0.5%
Energy – Electricity	0.4%
Containers, Packaging & Glass	0.0%
Total Investments	100.0%
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
See notes to financial statements.

APOLLO INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2020
(In thousands, except share data)

Industry / Company	Investment Type	Interest Rate (20)	Maturity Date	Par / Shares (12)	Cost (28)	Fair Value (1)(29)
	First Lien Secured Debt - Revolver	7.75% (P+450)	01/29/26	325	325	317	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.50% Unfunded	01/29/26	1,786	(71)	(40)	(8)(9) (21)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	0.75% Unfunded	01/29/27	5,411	(66)	(122)	(8)(9) (21)(23)
					17,308	17,248
Ortega National Parks
Ortega National Parks, LLC	First Lien Secured Debt	6.32% (6M L+525, 1.00% Floor)	10/31/25	11,229	11,020	10,551	(9)
	First Lien Secured Debt	6.52% (3M L+525, 1.00% Floor)	10/31/25	492	487	462	(9)
	First Lien Secured Debt - Revolver	6.45% (3M L+525, 1.00% Floor)	10/31/25	1,503	1,465	1,411	(9)(23)
	First Lien Secured Debt - Revolver	7.04% (3M L+525, 1.00% Floor)	10/31/25	273	273	257	(9)(23)
	First Lien Secured Debt - Revolver	7.16% (3M L+525, 1.00% Floor)	10/31/25	273	273	257	(9)(23)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	10/31/25	6,202	(62)	(375)	(8)(9) (21)(23)
					13,456	12,563
Total Environmental Industries					$30,764	$29,811
Food & Grocery
Bumble Bee Foods S.À R.L.
Bumble Bee Holdings Inc	First Lien Secured Debt	N/A	01/31/24	$443	$—	$430
Connors Bros Clover Leaf Seafoods Company	First Lien Secured Debt	N/A	01/31/24	126	—	122
Tonos US LLC	First Lien Secured Debt	8.96% (3M L+725, 1.50% Floor)	01/31/24	15,123	15,319	14,670
Total Food & Grocery					$15,319	$15,222
Healthcare & Pharmaceuticals
Altasciences, Inc.
9360-1367 Quebec Inc.	First Lien Secured Debt	8.49% (3M CADL+625, 1.00% Floor)	06/09/23	$2,357	$1,734	$1,602	(9)(17)
	First Lien Secured Debt	7.32% (6M L+625, 1.00% Floor)	06/09/23	$2,821	2,787	2,730	(9)(17)
	First Lien Secured Debt	7.25% (1M L+625, 1.00% Floor)	06/09/23	19	19	18	(9)(17)
Altasciences US Acquistion, Inc.	First Lien Secured Debt	7.32% (6M L+625, 1.00% Floor)	06/09/23	5,959	5,879	5,765	(9)
	First Lien Secured Debt	7.25% (1M L+625, 1.00% Floor)	06/09/23	37	37	36	(9)
	First Lien Secured Debt - Revolver	7.30% (3M L+625, 1.00% Floor)	06/09/23	392	392	379	(9)(23)
	First Lien Secured Debt - Revolver	7.45% (3M L+625, 1.00% Floor)	06/09/23	456	456	441	(9)(23)
	First Lien Secured Debt - Revolver	7.52% (3M L+625, 1.00% Floor)	06/09/23	570	570	552	(9)(23)
	First Lien Secured Debt - Unfunded Revolver	0.25% Unfunded	06/09/23	7	(17)	—	(8)(9) (11)(21) (23)
					11,857	11,523
American Veterinary Group
AVG Intermediate Holdings LLC	First Lien Secured Debt	9.00% (1M L+800, 1.00% Floor)	02/08/24	11,759	11,642	11,097	(9)
	First Lien Secured Debt - Unfunded Delayed Draw	1.00% Unfunded	02/08/24	1,466	(113)	(83)	(8)(9) (21)(23)
					11,529	11,014
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share and per share data)

Note 1. Organization
Apollo Investment Corporation (the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” or “our”), a Maryland corporation incorporated on February 2, 2004, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We commenced operations on April 8, 2004 receiving net proceeds of $870,000 from our initial public offering by selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through December 31, 2020, we have raised approximately $2,210,067 in net proceeds from additional offerings of common stock and repurchased common stock for $223,072.
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

Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income, expenses, gains and losses during the reported periods. Changes in the economic environment, financial markets, credit worthiness of our portfolio companies, the global outbreak of a novel coronavirus (COVID-19) during 2020 and any other parameters used in determining these estimates could cause actual results to differ materially.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of nonessential businesses. Such actions are creating disruption in global supply chains, and adversely impacting many industries. The outbreak has had and could continue to have an adverse impact on economic and market conditions and some economists, investment banks and The World Bank have indicated that current indicators point to a global recession that started in February 2020. The rapid development and fluidity of this situation and vaccine development precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying our financial statements are reasonable and supportable based on the information available as of December 31, 2020. However uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of December 31, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates.
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
Cash and cash equivalents are carried at cost which approximates fair value. Cash equivalents held as of December 31, 2020 was $32,854. Cash equivalents held as of March 31, 2020 was $37,301.
Collateral on Option Contracts
Collateral on option contracts represents restricted cash held by our counterparty as collateral against our derivative instruments until such contracts mature or are settled upon per agreement of buyer and seller of the contract. In accordance with Accounting Standards Update No. 2016-18, Statement of Cash Flows: Restricted Cash, the Statements of Cash Flows outline the changes in cash, including both restricted and unrestricted cash, cash equivalents and foreign currencies. As of December 31, 2020 and March 31, 2020 the Company did not hold any derivative contracts.
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
Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides an independent assessment of value. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. During the nine months ended December 31, 2020, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.
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
As of December 31, 2020 and March 31, 2020, the Company did not hold any derivative contracts.
Offsetting Assets and Liabilities
The Company has elected not to offset cash collateral against the fair value of derivative contracts. The fair values of these derivatives are presented on a gross basis, even when derivatives are subject to master netting agreements.

As of December 31, 2020 and March 31, 2020, the Company did not hold any derivative contracts.

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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
Federal and State Income Taxes
We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through December 31, 2020 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ending March 31, 2021. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividend and distributions and other permanent book and tax difference are reclassified to paid-in capital.
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
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the financial statements. As of December 31, 2020, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2017 remain subject to examination by the Internal Revenue Service.
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
SEC Disclosure Update and Simplification
In August 2020, the U.S. Securities and Exchange Commission (“SEC”) issued Final Rule Release No. 33-10825 and No.34-89670, collectively referred to as 'Modernization of Regulation S-X Items 101, 103 and 105’. These rules amend certain SEC disclosure requirements to improve disclosure for investors and to simplify compliance for registrants, including new requirements for human capital disclosures and a summary of risk factors. The final rules were effective for all filings on or after November 9, 2020. The Company has evaluated the impact of the amendments and determined the effect of the adoption of the simplification rules on the financial statements were limited to the modification of certain disclosures.
On May 21, 2020, the SEC revised its measure of “significant subsidiary” set forth in Rule 1-02(w)(2) for investment companies. The new definition includes an alternative income measure to determine a “significant subsidiary”. The final rule was effective on January 1, 2021, but voluntary compliance was permitted in advance of the effective date. The Company has implemented this new rule for the current period. See Note 5 to the financial statements for more information on the Company’s unconsolidated significant subsidiaries.
In November 2020, the SEC issued Final Rule Release No. 33-10890, which amended certain SEC disclosure requirements to primarily enhance and simplify Management’s Discussion and Analysis and supplementary financial information. The final rule is effective for all filings on or after February 10, 2021. The Company is evaluating the potential impact that the amendment will have on the Company’s financial statements.
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

For accounting purposes only, we are required under GAAP to accrue a theoretical capital gains incentive fee based upon net realized capital gains and unrealized capital gain and loss on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital gain and loss is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no accrual for theoretical capital gains incentive fee for the three and nine months ended December 31, 2020 and 2019. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (the “Advisers Act”) or the investment advisory management agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the investment advisory management agreement which specifically excludes consideration of unrealized capital gain.
For the three and nine months ended December 31, 2020, the Company recognized $8,957 and $27,743 respectively, of management fees, and $0 and $0, respectively, of incentive fees before impact of waived fees. For the three and nine months ended December 31, 2019, the Company recognized $10,342 and $30,071 respectively, of management fees, and $71 and $1,983, respectively, of incentive fees before impact of waived fees. For the three and nine months ended December 31, 2020 and 2019, no management fees were waived (as not applicable) and no incentive fees were waived.
As of December 31, 2020 and March 31, 2020, management and performance-based incentive fees payable were $8,957 and $10,289, respectively.
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

For three and nine months ended December 31, 2020 and 2019, there was no fee offset.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
Administration Agreement with AIA
The Company has also entered into an administration agreement with the Administrator (the “Administration Agreement”) under which AIA provides administrative services for the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator and requested to be reimbursed by the Administrator in performing its obligations under the Administration Agreement. The expenses include rent and the Company’s allocable portion of compensation and other related expenses for its Chief Financial Officer, Chief Legal Officer and Chief Compliance Officer and their respective staffs. For the three and nine months ended December 31, 2020, the Company recognized administrative services expense under the Administration Agreement of $1,201 and $3,590, respectively. For the three and nine months ended December 31, 2019, the Company recognized administrative services expense under the Administration Agreement of $1,542 and $4,810, respectively. There was no payable to AIA and its affiliates for expenses paid on our behalf as of December 31, 2020 and March 31, 2020.
Administrative Service Expense Reimbursement
Merx Aviation Finance, LLC (“Merx”), a wholly-owned portfolio company of the Company, has entered into an administration agreement with the Administrator (the “Merx Administration Agreement”) under which AIA provides administrative services to Merx. For the three and nine months ended December 31, 2020, the Company recognized administrative service expense reimbursements of $76 and $226, respectively, under the Merx Administration Agreement. For the three and nine months ended December 31, 2019, the Company recognized administrative service expense reimbursements of $62 and $188, respectively.
Debt Expense Reimbursements
The Company has also entered into debt expense reimbursement agreements with Merx and several other portfolio companies which will reimburse the Company for reasonable out-of-pocket expenses incurred, including any interest, fees or other amounts incurred by the Company in connection with letters of credit issued on their behalf. For the three and nine months ended December 31, 2020, the Company recognized debt expense reimbursements of $1 and $60, respectively, under the debt expense reimbursement agreements. For the three and nine months ended December 31, 2019, the Company recognized debt expense reimbursements of $36 and $107, respectively, under the debt expense reimbursement agreements.
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
As of December 31, 2020, the Company’s co-investment holdings were 63% of the portfolio or $1,559,615, measured at fair value. On a cost basis, 57% of the portfolio or $1,569,620 were co-investments. As of March 31, 2020, the Company’s co-investment holdings were 59% of the portfolio or $1,653,269, measured at fair value. On a cost basis, 55% of the portfolio or $1,711,258 were co-investments.

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
On April 1, 2020, $105,300 of the Merx first lien secured revolver held by the Company was converted into common equity. In addition, the interest rate on the revolver was lowered from 12% to 10%. The balance of the Merx revolver as of December 31, 2020 was $200,000.
Note 4. Earnings Per Share
The following table sets forth the computation of earnings (loss) per share (“EPS”), pursuant to ASC 260-10, for the three and nine months ended December 31, 2020 and 2019:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Basic Earnings (Loss) Per Share
Net increase (decrease) in net assets resulting from operations	$33,166	$286	$69,449	$31,183
Weighted average shares outstanding	65,259,176	66,613,469	65,259,176	67,545,750
Basic earnings (loss) per share	$0.51	$0.00	$1.06	$0.46

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
Note 5. Investments
Fair Value Measurement and Disclosures
The following table shows the composition of our investment as of December 31, 2020, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$2,026,334	$1,928,415	$—	$—	$1,928,415
Second Lien Secured Debt	300,696	255,516	—	—	255,516
Unsecured Debt	22,000	22,000	—	—	22,000
Structured Products and Other	16,802	10,071	—	—	10,071
Preferred Equity	28,854	12,253	—	—	12,253
Common Equity/Interests	365,464	247,340	—	493	246,847
Warrants	211	1,272	—	—	1,272
Total Investments before Cash Equivalents	$2,760,361	$2,476,867	$—	$493	$2,476,374
Money Market Fund	$32,854	$32,854	$32,854	$—	$—
Total Cash Equivalents	$32,854	$32,854	$32,854	$—	$—
Total Investments after Cash Equivalents	$2,793,215	$2,509,721	$32,854	$493	$2,476,374
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
The following table shows changes in the fair value of our Level 3 investments during the three months ended December 31, 2020:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of September 30, 2020	$1,998,765	$294,549	$22,000	$9,265	$8,023	$253,241	$265	$2,586,108
Net realized gains (losses)	(7,615)	(1,883)	—	—	(1,505)	4,176	—	(6,827)
Net change in unrealized gains (losses)	20,101	(3,164)	—	759	(2,091)	3,907	931	20,443
Net amortization on investments	2,538	286	—	—	—	—	—	2,824
Purchases, including capitalized PIK (3)	230,093	484	—	47	7,904	219	76	238,823
Sales (3)	(315,467)	(34,756)	—	—	(78)	(14,696)	—	(364,997)
Transfers out of Level 3 (1)	—	—	—	—	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—	—	—	—	—
Fair value as of December 31, 2020	$1,928,415	$255,516	$22,000	$10,071	$12,253	$246,847	$1,272	$2,476,374

Net change in unrealized gains (losses) on Level 3 investments still held as of December 31, 2020	$5,578	$(6,214)	$—	$759	$(2,841)	$2,477	$978	$737
The following table shows changes in the fair value of our Level 3 investments during the nine months ended December 31, 2020:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of March 31, 2020	$2,265,800	$343,420	$—	$9,748	$7,968	$157,943	$136	$2,785,015
Net realized gains (losses)	(18,283)	(2,906)	—	—	(1,519)	4,239	(48)	(18,517)
Net change in unrealized gains (losses)	60,020	(2,678)	—	250	(1,892)	(36,196)	1,108	20,612
Net amortization on investments	7,908	772	—	—	—	—	—	8,680
Purchases, including capitalized PIK (3)	462,879	1,334	22,000	73	7,916	138,128	76	632,406
Sales (3)	(849,909)	(84,426)	—	—	(220)	(17,267)	—	(951,822)
Transfers out of Level 3 (1)	—	—	—	—	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—	—	—	—	—
Fair value as of December 31, 2020	$1,928,415	$255,516	$22,000	$10,071	$12,253	$246,847	$1,272	$2,476,374

Net change in unrealized gains (losses) on Level 3 investments still held as of December 31, 2020	$13,413	$(8,062)	$—	$250	$(1,892)	$(37,460)	$1,108	$(32,643)
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
(2)Includes unfunded commitments measured at fair value of $(8,089).
(3)Includes reorganizations and restructuring of investments.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
The following table shows changes in the fair value of our Level 3 investments during the three months ended December 31, 2019:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of September 30, 2019	$2,055,574	$344,271	$—	$46,370	$24,498	$175,826	$86	$2,646,625
Net realized gains (losses)	(3,299)	—	—	7,023	—	(6,080)	—	(2,356)
Net change in unrealized gains (losses)	12,599	(9,252)	—	(7,879)	(6,945)	(11,634)	62	(23,049)
Net amortization on investments	2,082	237	—	69	—	—	—	2,388
Purchases, including capitalized PIK (3)	600,309	893	—	57	—	47,069	—	648,328
Sales (3)	(344,776)	(48,710)	—	(33,820)	—	(5,655)	—	(432,961)
Transfers out of Level 3 (1)	(2,972)	—	—	—	—	—	—	(2,972)
Transfers into Level 3 (1)	—	33,121	—	—	—	—	—	33,121
Fair value as of December 31, 2019	$2,319,517	$320,560	$—	$11,820	$17,553	$199,526	$148	$2,869,124

Net change in unrealized gains (losses) on Level 3 investments still held as of December 31, 2019	$5,052	$(8,201)	$—	$(441)	$(6,944)	$(6,954)	$62	$(17,426)

The following table shows changes in the fair value of our Level 3 investments during the nine months ended December 31, 2019:

	First Lien Secured Debt (2)	Second Lien Secured Debt (2)	Unsecured Debt	Structured Products and Other	Preferred Equity	Common Equity/Interests	Warrants	Total
Fair value as of March 31, 2019	$1,586,931	$337,545	$—	$45,595	$28,182	$183,754	$150	$2,182,157
Net realized gains (losses)	(9,603)	—	—	7,023	—	(4,473)	—	(7,053)
Net change in unrealized gains (losses)	(18,833)	(10,640)	—	(7,378)	(10,629)	(9,134)	(2)	(56,616)
Net amortization on investments	5,328	681	—	317	—	—	—	6,326
Purchases, including capitalized PIK (3)	1,464,589	6,647	—	83	—	53,222	—	1,524,541
Sales (3)	(708,895)	(82,927)	—	(33,820)	—	(23,843)	—	(849,485)
Transfers out of Level 3 (1)	—	—	—	—	—	—	—	—
Transfers into Level 3 (1)	—	69,254	—	—	—	—	—	69,254
Fair value as of December 31, 2019	$2,319,517	$320,560	$—	$11,820	$17,553	$199,526	$148	$2,869,124

Net change in unrealized gains (losses) on Level 3 investments still held as of December 31, 2019	$(23,672)	$(14,085)	$—	$(1,199)	$(10,629)	$(9,468)	$(2)	$(59,055)
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
(2)Includes unfunded commitments measured at fair value of $(9,150).
(3)Includes reorganizations and restructuring of investments.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of December 31, 2020 and March 31, 2020. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.
The unobservable inputs used in the fair value measurement of our Level 3 investments as of December 31, 2020 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Secured Debt	$200,000	Discounted Cash Flow	Discount Rate	10.5%	10.5%	10.5%
		Residual Value	Residual Value	N/A	N/A	N/A
	27,692	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
		Market Comparable Approach	Comparable Multiple	0.4x	1.5x	1.1x
	48,067	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	32,365	Recovery Analysis	Commodity Price	$43.50	$57.00	$56.45
	398	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
	1,611,038	Yield Analysis	Discount Rate	4.1%	31.5%	8.6%
	8,855	Yield Analysis	Discount Rate	15.1%	15.3%	15.3%
		Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
Second Lien Secured Debt	10,097	Market Comparable Approach	Comparable Multiple	6.0x	6.0x	6.0x
	8,179	Recovery Analysis	Commodity Price	45.50	60.00	57.47
	237,240	Yield Analysis	Discount Rate	8.9%	21.0%	11.8%
Unsecured Debt	22,000	Discounted Cash Flow	Discount Rate	15.5%	15.5%	15.5%
		Residual Value	Residual Value	N/A	N/A	N/A
Structured Products and Other	10,071	Discounted Cash Flow	Discount Rate	13.0%	13.0%	13.0%
Preferred Equity	376	Discounted Cash Flow	Discount Rate	13.5%	13.5%	13.5%
	6,422	Market Comparable Approach	Comparable Multiple	0.4x	14.0x	8.1x
	5,455	Option Pricing Model	Expected Volatility	88.0%	88.0%	88.0%
	—	Yield Analysis	Discount Rate	31.5%	31.5%	0.0%
Common Equity/Interests	2,416	Discounted Cash Flow	Discount Rate	13.5%	31.5%	20.6%
	209,079	Discounted Cash Flow	Discount Rate	10.5%	15.5%	12.1%
		Residual Value	Residual Value	N/A	N/A	N/A
	25,145	Recovery Analysis	Implied Illiquidity Discount	21.5%	21.5%	21.5%
		Market Comparable Approach	Transaction Price	N/A	N/A	N/A
	7,818	Market Comparable Approach	Recent Transaction	0.4x	14.5x	9.3x
	219	Recent Transaction	Recent Transaction	N/A	N/A	N/A
	2,170	Recovery Analysis	Commodity Price	43.50	60.00	56.42
	—	Recovery Analysis	Recoverable Amount	N/A	N/A	N/A
Warrants	1,272	Option Pricing Model	Expected Volatility	85.0%	901.2%	168.7%
Total Level 3 Investments	$2,476,374
___________________

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
Investment Transactions
For the three and nine months ended December 31, 2020, purchases of investments on a trade date basis were $157,176 and $400,930, respectively. For the three and nine months ended December 31, 2019, purchases of investments on a trade date basis were $530,041 and $1,442,037 respectively.
For the three and nine months ended December 31, 2020, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $287,284 and $729,112, respectively. For the three and nine months ended December 31, 2019, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $359,129 and $849,071, respectively.
PIK Income
The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. During the three and nine months ended December 31, 2020, PIK income earned was $1,627 and $4,753, respectively. During the three and nine months ended December 31, 2019, PIK income earned was $2,633 and $9,792, respectively.
The following table shows the change in capitalized PIK balance for the three and nine months ended December 31, 2020 and 2019:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
PIK balance at beginning of period	$40,440	$23,381	$37,481	$23,721
PIK income capitalized	1,867	12,989	4,901	18,971
Adjustments due to investments exited or written off	—	—	—	—
PIK income received in cash	—	—	(75)	(6,322)
PIK balance at end of period	$42,307	$36,370	$42,307	$36,370

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
Dividend Income on CLOs
The Company holds structured products and other investments. The CLO equity investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The Company records as dividend income the accretable yield from its beneficial interests in structured products such as CLOs based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. During the three and nine months ended December 31, 2020, dividend income from structured products was $323 and $1,000, respectively. During the three and nine months ended December 31, 2019, dividend income from structured products was $322 and $954, respectively.
Investments on Non-Accrual Status
As of December 31, 2020, 5.6% of total investments at amortized cost, or 1.1% of total investments at fair value, were on non-accrual status. As of March 31, 2020, 5.1% of total investments at amortized cost, or 1.7% of total investments at fair value, were on non-accrual status.
Unconsolidated Significant Subsidiary
The following unconsolidated subsidiary is considered a significant subsidiary under SEC Regulation S-X Rule 10-01(b)(1) as of December 31, 2020. Accordingly, summarized, unaudited, comparative financial information is presented below for the unconsolidated significant subsidiary.

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

	Nine Months Ended December 31,
	2020	2019*
Net revenue	$166,578	$165,253
Net operating income	2,657	63,852
Earnings (losses) before taxes	(59,084)	(14,680)
Net profit (loss)	(57,993)	(14,423)
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

The Company’s outstanding debt obligations as of December 31, 2020 were as follows:

	Date Issued/Amended	Total Aggregate Principal Amount Committed		Principal Amount Outstanding		Fair Value		Final Maturity Date
Senior Secured Facility	12/22/2020	$1,810,000	**	$1,166,366	*	$1,181,673	(2)	12/22/2025
2025 Notes	3/3/2015	350,000		350,000		352,763	(1)	3/3/2025
Total Debt Obligations		$2,160,000		$1,516,366		$1,534,436
Deferred Financing Costs and Debt Discount				$(4,053)
Total Debt Obligations, net of Deferred Financing Cost and Debt Discount				$1,512,313
____________________
*Includes foreign currency debt obligations as outlined in Foreign Currency Transactions and Translations within this note to the financial statements.
** Lender commitments will remain $1,810,000 through November 19, 2022 and will then decrease to $1,705,000 thereafter
(1)The fair value of these debt obligations would be categorized as Level 2 under ASC 820 as of December 31, 2020. The valuation is based on broker quoted prices.
(2)The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of December 31, 2020. The valuation is based on a yield analysis and discount rate commensurate with the market yields for similar types of debt.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
Senior Secured Facility
On December 22, 2020, the Company amended and restated its senior secured, multi-currency, revolving credit facility (the “Senior Secured Facility”), previously amended and restated as of November 19, 2018. Lender commitments in the amended and restated agreement will remain $1,810,000 through November 19, 2022 and will decrease to $1,705,000 thereafter. The amended and restated agreement extended the final maturity date through December 22, 2025, and includes an accordion provision which allows the Company to increase the total commitments under the existing revolving facility up to an aggregate principal amount of $2,715,000 from new or existing lenders on the same terms and conditions as the existing commitments. The Senior Secured Facility is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. Commencing December 22, 2024, the Company is required to repay, in twelve consecutive monthly installments of equal size, the outstanding amount under the Senior Secured Facility as of December 22, 2024. In addition, the stated interest rate on the facility remains as a formula-based calculation based on a minimum borrowing base, resulting in a stated interest rate, depending on the type of borrowing, of (a) either LIBOR plus 1.75% per annum or LIBOR plus 2.00% per annum, or (b) either Alternate Base Rate plus 0.75% per annum or Alternate Base Rate plus 1% per annum. As of December 31, 2020, the stated interest rate on the facility was LIBOR plus 2.00%. The Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Senior Secured Facility and participation fees and fronting fees of up to 2.25% per annum on the letters of credit issued.
The Senior Secured Facility contains affirmative and restrictive covenants, events of default and other customary provisions for similar debt facilities, including: (a) periodic financial reporting requirements, (b) maintaining minimum stockholders’ equity of the greater of (i) 30% of the total assets of the Company and its consolidated subsidiaries as of the last day of any fiscal quarter and (ii) the sum of (A) $705,000 plus (B) 25% of the net proceeds from the sale of equity interests in the Company after the closing date of the Senior Secured Facility, (c) maintaining a ratio of total assets, less total liabilities (other than indebtedness) to total indebtedness, in each case of the Company and its consolidated subsidiaries, of not less than 1.5:1.0, (d) limitations on the incurrence of additional indebtedness, including a requirement to meet a certain minimum liquidity threshold before the Company can incur such additional debt, (e) limitations on liens, (f) limitations on investments (other than in the ordinary course of the Company’s business), (g) limitations on mergers and disposition of assets (other than in the normal course of the Company’s business activities), (h) limitations on the creation or existence of agreements that permit liens on properties of the Company’s consolidated subsidiaries and (i) limitations on the repurchase or redemption of certain unsecured debt and debt securities. In addition to the asset coverage ratio described in clause (c) of the preceding sentence, borrowings under the Senior Secured Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio. The advance rate applicable to any specific type of asset in the Company’s portfolio will also depend on the relevant asset coverage ratio as of the date of determination. Borrowings under the Senior Secured Facility will also continue to be subject to the leverage restrictions contained in the Investment Company Act of 1940, as amended.
The Senior Secured Facility also provides for the issuance of letters of credit up to an aggregate amount of $150,000. As of December 31, 2020 and March 31, 2020, the Company had $177 and $6,227, respectively, in standby letters of credit issued through the Senior Secured Facility. The amount available for borrowing under the Senior Secured Facility is reduced by any standby letters of credit issued through the Senior Secured Facility. Under GAAP, these letters of credit are considered commitments because no funding has been made and as such are not considered a liability. These letters of credit are not senior securities because they are not in the form of a typical financial guarantee and the portfolio companies are obligated to refund any drawn amounts. The available remaining capacity under the Senior Secured Facility was $643,457 and $354,371 as of December 31, 2020 and March 31, 2020, respectively. Terms used in this disclosure have the meanings set forth in the Senior Secured Facility agreement.

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
The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three and nine months ended December 31, 2020 and 2019:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Average debt outstanding	$1,533,238	$1,584,976	$1,663,241	$1,443,583
Maximum amount of debt outstanding	1,602,090	1,785,637	1,818,920	1,785,637

Weighted average annualized interest cost (1)	3.05%	4.20%	3.04%	4.61%
Annualized amortized debt issuance cost	0.37%	0.35%	0.34%	0.39%
Total annualized interest cost	3.42%	4.55%	3.38%	5.00%
____________________
(1)Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Facility. Commitment fees for the three and nine months ended December 31, 2020 were $598 and $1,404 respectively. Commitment fees for the three and nine months ended December 31, 2019 were $446 and $1,886, respectively.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
Foreign Currency Transactions and Translations
The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of December 31, 2020:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
Canadian Dollar	C$	2,300	$1,894	$1,805	$89	1/29/2021
Euro		€29,900	32,705	36,584	(3,879)	1/29/2021
British Pound		£3,500	4,456	4,784	(328)	1/22/2021
British Pound		£99,000	122,905	135,328	(12,423)	1/29/2021
Australian Dollar	A$	1,000	701	772	(71)	1/21/2021
Australian Dollar	A$	6,000	4,406	4,630	(224)	1/29/2021
			$167,067	$183,903	$(16,836)
The Company had the following foreign-denominated debt outstanding on the Senior Secured Facility as of March 31, 2020:

	Original Principal Amount (Local)		Original Principal Amount (USD)	Principal Amount Outstanding	Unrealized Gain/(Loss)	Reset Date
Canadian Dollar	C$	2,300	$1,894	$1,616	$278	4/30/2020
Euro		€36,400	39,960	39,940	20	4/30/2020
British Pound		£3,500	4,456	4,340	116	4/14/2020
British Pound		£9,000	11,631	11,159	472	4/24/2020
British Pound		£1,500	1,943	1,860	83	4/27/2020
British Pound		£87,000	107,751	107,876	(125)	4/30/2020
British Pound		£3,000	3,523	3,720	(197)	4/20/2020
Australian Dollar	A$	1,000	701	612	89	4/14/2020
Australian Dollar	A$	6,000	4,406	3,672	734	4/30/2020
			$176,265	$174,795	$1,470
As of December 31, 2020 and March 31, 2020, the Company was in compliance with all debt covenants for all outstanding debt obligations.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
Note 7. Stockholders’ Equity
There were no equity offerings of common stock during the three and nine months ended December 31, 2020 and March 31, 2020.
The Company adopted the following plans, approved by the Board of Directors, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the Securities Exchange Act of 1934 (the “1934 Act”) (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased	Cost of Shares Repurchased	Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50,000	$50,000	$—
December 14, 2015	50,000	50,000	—
September 14, 2016	50,000	50,000	—
October 30, 2018	50,000	50,000	—
February 6, 2019	50,000	23,071	26,929
Total as of December 31, 2020	$250,000	$223,071	$26,929
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
During the nine months ended December 31, 2020, the Company did not repurchase shares.
During the nine months ended December 31, 2019, the Company repurchased 2,331,245 shares at a weighted average price per share of $15.95, inclusive of commissions, for a total cost of $37,187. This represents a discount of approximately 14.95% of the average net asset value per share for the nine months ended December 31, 2019.

Since the inception of the Repurchase Plans through December 31, 2020, the Company repurchased 13,654,578 shares at a weighted average price per share of $16.34, inclusive of commissions, for a total cost of $223,072. Including fractional shares, the company has repurchased 13,654,608 shares at a weighted average price per share of $16.34, inclusive of commissions for a total cost of $223,072.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
Note 8. Commitments and Contingencies
The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of December 31, 2020 and March 31, 2020, the Company had the following unfunded commitments to its portfolio companies:

	December 31, 2020	March 31, 2020
Unfunded revolver obligations and bridge loan commitments (1)	$307,623	$269,716
Standby letters of credit issued and outstanding (2)	3,045	9,014
Unfunded delayed draw loan commitments (3)	186,123	230,778
Total Unfunded Commitments (4)	$496,791	$509,508
__________________
(1)The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of December 31, 2020 and March 31, 2020, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of December 31, 2020 and March 31, 2020, the bridge loan commitments included in the balances were $50,269 and $15,050, respectively.
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
(4)The Company also had an unfunded revolver commitment to its fully controlled affiliate Merx Aviation Finance, LLC of $100,000 and $194,700 as of December 31, 2020 and March 31, 2020, respectively. Given the Company’s controlling interest, the timing and the amount of the funding has not been determined.
As further discussed in Note 2, the full extent of the impact of COVID-19 on the global economy generally, and the Company’s business in particular is uncertain. As of December 31, 2020, no contingencies have been recorded on the Company’s Statements of Assets and Liabilities as a result of COVID-19, however as the global pandemic continues and the economic implications worsen, it may have long-term impacts on the Company’s financial condition, results of operations, and cash flows. Refer to Note 2 for further discussion of COVID-19.

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
Note 9. Financial Highlights
The following is a schedule of financial highlights for the nine months ended December 31, 2020 and 2019.

	Nine Months Ended December 31, 2020	Nine Months Ended December 31, 2019
	(Unaudited)	(Unaudited)
Per Share Data*
Net asset value at beginning of period	$15.70	$19.06
Net investment income (1)	1.29	1.58
Net realized and change in unrealized gains (losses) (1)	(0.23)	(1.11)
Net increase in net assets resulting from operations	1.06	0.46
Distribution of net investment income (2)	(1.17)	(1.34)
Distribution of return of capital (2)	—	—
Accretion due to share repurchases	—	0.11
Net asset value at end of period	$15.59	$18.27

Per share market value at end of period	$10.63	$17.46
Total return (3)	77.63%	25.05%
Shares outstanding at end of period	65,259,176	66,545,741
Weighted average shares outstanding	65,259,176	67,545,750

Ratio/Supplemental Data
Net assets at end of period (in millions)	$1,017.4	$1,215.9
Annualized ratio of operating expenses to average net assets (4)(5)	5.13%	4.67%
Annualized ratio of interest and other debt expenses to average net assets (5)	5.56%	5.70%
Annualized ratio of total expenses to average net assets (4)(5)	10.69%	10.37%
Annualized ratio of net investment income to average net assets (5)	11.07%	11.18%
Average debt outstanding (in millions)	$1,663.2	$1,443.6
Average debt per share	$25.49	$21.37
Annualized portfolio turnover rate (5)	20.23%	41.85%
Asset coverage per unit (6)	$1,671	$1,679
____________________
*Totals may not foot due to rounding.
(1)Financial highlights are based on the weighted average number of shares outstanding for the period presented.
(2)The tax character of distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. Although the tax character of distributions paid to stockholders through December 31, 2020 may include return of capital, the exact amount cannot be determined at this point. Per share amounts are based on actual rate per share.
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

APOLLO INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)
(In thousands, except share and per share data)
(4)The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown inclusive of all voluntary management and incentive fee waivers (See Note 3 to the financial statements). For the nine months ended December 31, 2020, the annualized ratio of operating expenses to average net assets and the annualized ratio of total expenses to average net assets would be 5.16% and 10.73%, respectively, without the voluntary fee waivers. For the nine months ended December 31, 2019 the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 4.69% and 10.40%, respectively, without the voluntary fee waivers.
(5)Annualized for the nine months ended December 31, 2020 and December 31, 2019.
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
The Company believes the estimates and assumptions underlying our financial statements are reasonable and supportable based on the information available as of December 31, 2020. However uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of December 31, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates. To the extent the Company's portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on the Company's future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company's portfolio companies. See Note 2 for information regarding the potential impact of the COVID-19 pandemic.
On February 4, 2021, the Company’s Board of Directors (the “Board”) declared a distribution of $0.31 per share, payable on April 5, 2021 to stockholders of record as of March 19, 2021. On February 4, 2021, the Company’s Board also declared a supplemental distribution of $0.05 per share payable on April 5, 2021 to stockholders of record as of March 19, 2021. Going forward, in addition to a quarterly base distribution of $0.31 per share, the Board expects to declare a quarterly supplemental distribution in an amount to be determined each quarter. There can be no assurances that the Board will continue to declare a base distribution of $0.31 per share or a supplemental distribution.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Apollo Investment Corporation
Results of Review of Interim Financial Statements

We have reviewed the accompanying statement of assets and liabilities, including the schedule of investments, of Apollo Investment Corporation (the “Company”) as of December 31, 2020, and the related statements of operations and of changes in net assets for the three-month and nine-month periods ended December 31, 2020 and 2019, and the statements of cash flows for the nine-month periods ended December 31, 2020 and 2019, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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
February 4, 2021

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
Overview
Apollo Investment Corporation (the “Company,” “Apollo Investment,” “AIC,” “we,” “us,” or “our”) was incorporated under the Maryland General Corporation Law in February 2004. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, for federal income tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to this election and assuming we qualify as a RIC, we generally do not have to pay corporate-level federal income taxes on any income we distribute to our stockholders. We commenced operations on April 8, 2004 upon completion of our initial public offering that raised $870 million in net proceeds from selling 62 million shares of common stock at a price of $15.00 per share (20.7 million shares at a price of $45.00 per share adjusted for the one-for-three reverse stock split). Since then, and through December 31, 2020, we have raised approximately $2.21 billion in net proceeds from additional offerings of common stock and we have repurchased common stock for $223.1 million.

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
COVID-19 Developments
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) a pandemic, which has resulted in uncertainty and disruption in the global economy and financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential businesses. Such actions are creating disruption in global supply chains, and adversely impacting many industries. The outbreak has had and could continue to have an adverse impact on economic and market conditions and some economists, investment banks and The World Bank have indicated that current indicators point to a global recession that started in February 2020. While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic, containment measures and the availability of effective vaccines, our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our portfolio companies, for an indefinite period of time.
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

The COVID-19 pandemic and the related disruption and financial distress experienced by our portfolio companies may have material adverse effects on our investment income, particularly our interest income, received from our investments. In connection with the adverse effects of the COVID-19 pandemic, we may need to restructure our investments in some of our portfolio companies, which could result in reduced interest payments, an increase in the amount of PIK interest we receive, or result in permanent impairments on our investments. As of December 31, 2020, the fair value of our investments has been adversely impacted by the COVID-19 pandemic. Our investment valuations are inherently less certain than they would be absent the current and potential impacts of COVID-19 and the values assigned as of this date may materially differ from the values that may ultimately be realized. The downturn in the aviation industry from COVID-19 has resulted in Merx recording impairment losses related to aircraft leasing and impacted its financial condition. This may result in the further unrealized depreciation in value on the Company’s investments in Merx. Further, any additional write downs in the value of our investments may reduce our net asset value. These events may also limit our investment origination pipeline and may increase our future funding costs.
A significant reduction in our net change in unrealized gains/losses may result due to decreases in the fair value of some of our portfolio company investments due to the immediate adverse economic effects of the COVID-19 pandemic and the continuing uncertainty surrounding its long-term impact. We believe that the COVID-19 pandemic represents an extraordinary circumstance that materially impacts the fair value of our investments. As a result, the fair value of our portfolio investments may be further negatively impacted after December 31, 2020 by by continued duration of the adverse market, as well as circumstances and events that are not yet known.
We are also subject to financial risks, including changes in market interest rates. As of December 31, 2020, all of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.
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
Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment, and the competitive environment for the types of investments we make. As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of December 31, 2020, non-qualifying assets represented approximately 16.8% of the total assets of the Company.
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

Portfolio and Investment Activity
Our portfolio and investment activity during the three and nine months ended December 31, 2020 and 2019 was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in millions)*	2020	2019	2020	2019
Investments made in portfolio companies	$157.2	$530.0	$400.9	$1,442.0
Investments sold	(17.8)	(14.9)	(101.1)	(44.5)
Net activity before repaid investments	139.4	515.1	299.9	1,397.5
Investments repaid	(269.5)	(344.2)	(628.0)	(804.6)
Net investment activity	$(130.1)	$170.9	$(328.2)	$593.0

Portfolio companies at beginning of period	147	139	152	113
Number of new portfolio companies	7	16	10	51
Number of exited portfolio companies	(11)	(4)	(19)	(13)
Portfolio companies at end of period	143	151	143	151

Number of investments made in existing portfolio companies	35	42	62	59
____________________
*Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of December 31, 2020 and March 31, 2020 were as follows:

	December 31, 2020		March 31, 2020
Portfolio composition, at fair value:
First lien secured debt	78%		81%
Second lien secured debt	10%		13%
Total secured debt	88%		94%
Unsecured debt	1%		—
Structured products and other	0%		0%
Preferred equity	1%		0%
Common equity/interests and warrants	10%		6%
Weighted average yields, at amortized cost (1):
First lien secured debt (2)	7.8%		8.5%
Second lien secured debt (2)	9.8%		10.2%
Secured debt portfolio (2)	8.0%		8.7%
Unsecured debt portfolio (2)	5.3%		—
Total debt portfolio (2)	8.0%		8.7%
Total portfolio (3)	6.5%		8.0%
Interest rate type, at fair value (4):
Fixed rate amount	—		—
Floating rate amount	$1.9	billion	$2.2	billion
Fixed rate, as percentage of total	—		—
Floating rate, as percentage of total	100%		100%
Interest rate type, at amortized cost (4):
Fixed rate amount	—		—
Floating rate amount	$2.0	billion	$2.3	billion
Fixed rate, as percentage of total	—		—
Floating rate, as percentage of total	100%		100%
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
Since the initial public offering of Apollo Investment in April 2004 and through December 31, 2020, invested capital totaled $21.6 billion in 548 portfolio companies. Over the same period, Apollo Investment completed transactions with more than 100 different financial sponsors.

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
As of December 31, 2020, $2.48 billion or 99.98% of the Company’s investments were classified as Level 3. The high proportion of Level 3 investments relative to our total investments is directly related to our investment philosophy and target portfolio, which consists primarily of long-term secured debt, as well as unsecured and mezzanine positions of private middle-market companies. A fundamental difference exists between our investments and those of comparable publicly traded fixed income investments, namely high-yield bonds, and this difference affects the valuation of our private investments relative to comparable publicly traded instruments.
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

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Investment Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides a valuation. Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, seniority of investment in the investee company’s capital structure, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When readily available, broker quotations and/or quotations provided by pricing services are considered in the valuation process of independent valuation firms. During the nine months ended December 31, 2020, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.
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
Results of Operations
Operating results for the three and nine months ended December 31, 2020 and 2019 were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in millions)*	2020	2019	2020	2019
Investment Income
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$50.4	$61.4	$155.9	$184.8
Dividend income	1.1	3.2	3.4	6.4
PIK interest income	1.6	2.6	4.8	9.8
Other income	1.2	1.2	1.8	4.3
Total investment income	$54.4	$68.5	$165.9	$205.3
Expenses
Management and performance-based incentive fees, net of amounts waived	$9.0	$10.4	$27.7	$32.1
Interest and other debt expenses, net of reimbursements	13.2	18.2	42.4	54.3
Administrative services expense, net of reimbursements	1.1	1.5	3.4	4.6
Other general and administrative expenses	2.8	2.2	8.0	7.8
Net Expenses	$26.1	$32.3	$81.5	$98.8
Net Investment Income	$28.2	$36.2	$84.4	$106.5
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$(6.7)	$3.8	$(18.1)	$(6.3)
Net change in unrealized gains (losses)	11.6	(39.8)	3.2	(69.0)
Net Realized and Change in Unrealized Gains (Losses)	$4.9	$(35.9)	$(14.9)	$(75.3)
Net Increase in Net Assets Resulting from Operations	$33.2	$0.3	$69.5	$31.2

Net Investment Income on Per Average Share Basis (1)	$0.43	$0.54	$1.29	$1.58
Earnings per share — basic (1)	$0.51	$0.00	$1.06	$0.46
____________________
*Totals may not foot due to rounding.
(1)Based on the weighted average number of shares outstanding for the period presented.

Total Investment Income
For the three months ended December 31, 2020 as compared to the three months ended December 31, 2019
The decrease in total investment income for the three months ended December 31, 2020 compared to the three months ended December 31, 2019 was primarily driven by the decrease in total interest income (including PIK) of $12.0 million and the decrease in dividend income of $2.1 million. The decrease in total interest income (including PIK) was due to a decrease in the average yield for the total debt portfolio, from 9.2% for three months ended December 31, 2019 to 8.1% for three months ended December 31, 2020, and a lower income-bearing investment portfolio. Furthermore, there was a decrease in prepayment fees and income recognized from the acceleration of discount, premium, or deferred fees on repaid investments which totaled $2.8 million and $2.4 million for the three months ended December 31, 2019 and three months ended December 31, 2020, respectively. The decrease in dividend income was due to a decrease in dividends received from Merx Aviation Finance, LLC and MSEA Tankers LLC.
For the nine months ended December 31, 2020 as compared to the nine months ended December 31, 2019
The decrease in total investment income for the nine months ended December 31, 2020 compared to the nine months ended December 31, 2019 was primarily driven by the decrease in total interest income (including PIK) of $33.9 million and the decrease in dividend income of $3.0 million. The decrease in total interest income (including PIK) was primarily due to a decrease in the average yield for the total debt portfolio, from 9.6% for nine months ended December 31, 2019 to 8.4% for nine months ended December 31, 2020, and a lower income-bearing investment portfolio. Additionally, there was a decrease in prepayment fees and income recognized from the acceleration of discount, premium, or deferred fees on repaid investments which totaled $7.7 million and $4.7 million for the nine months ended December 31, 2019 and nine months ended December 31, 2020, respectively. The decrease in dividend income was primarily due to a decrease in dividends received from Merx Aviation Finance, LLC. Furthermore, there was a decrease in other income of $2.5 million due to lower bridge fees and structuring fees.
Net Expenses
For the three months ended December 31, 2020 as compared to the three months ended December 31, 2019
The decrease in net expenses for the three months ended December 31, 2020 compared to the three months ended December 31, 2019 was due to the decrease in interest and other debt expenses of $5.0 million and a decrease in management and performance-based incentive fees (net of amounts waived) of $1.5 million. The decrease in interest and other debt expenses was attributed to a decrease in total annualized cost of debt from 4.55% for the three months ended December 31, 2019 to 3.42% for the three months ended December 31, 2020. The decrease in management and performance-based incentive fees (net of amounts waived) was due to a decrease in the investment portfolio and an incentive fee cap for fees paid in prior periods. Furthermore, the increase in other general and administrative services expenses, from $2.2 million for the three months ended December 31, 2019 to $2.8 million for the three months ended December 31, 2020, was due to a increase in legal fees and valuation fees.
For the nine months ended December 31, 2020 as compared to the nine months ended December 31, 2019
The decrease in net expenses for the nine months ended December 31, 2020 compared to the nine months ended December 31, 2019 was primarily due to the decrease in interest and other debt expenses of $11.9 million and the decrease of management and performance-based incentive fees (net of amounts waived) of $4.3 million. The decrease in interest and other debt expenses was was primarily attributed to a decrease in total annualized cost of debt from 5.00% for the nine months ended December 31, 2019 to 3.38% for the nine months ended December 31, 2020. This was partially offset by an increase in the average debt outstanding. The decrease in management and performance-based incentive fees (net of amounts waived) was due to to a decrease in the investment portfolio and an incentive fee cap for fees paid in prior periods.

Net Realized Gains (Losses)
For the three months ended December 31, 2020 as compared to the three months ended December 31, 2019
During the three months ended December 31, 2020, we recognized gross realized gains of $4.6 million and gross realized losses of $11.3 million, resulting in net realized losses of $6.7 million. Significant realized gains (losses) for the three months ended December 31, 2020 are summarized below:

(in millions)	Net Realized Gain (Loss)
AMP Solar Group, Inc.	$4.2
KLO Holdings, LLC	(4.8)
Garden Fresh	(2.5)
Learfield Communications	(1.9)
FiscalNote	(1.5)

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

For the nine months ended December 31, 2020 as compared to the nine months ended December 31, 2019
During the nine months ended December 31, 2020, we recognized gross realized gains of $5.3 million and gross realized losses of $23.5 million, resulting in net realized losses of $18.1 million. Significant realized gains (losses) for the nine months ended December 31, 2020 are summarized below:

(in millions)	Net Realized Gain (Loss)
AMP Solar Group, Inc.	$4.2
KLO Holdings, LLC	(8.5)
ZPower, LLC	(6.1)
Garden Fresh	(2.5)
Learfield Communications	(1.9)
FiscalNote	(1.5)
During the nine months ended December 31, 2019, we recognized gross realized gains of $18.2 million and gross realized losses of $24.5 million, resulting in net realized loss of $6.3 million. Significant realized gains (losses) for the nine months ended December 31, 2019 are summarized below:

(in millions)	Net Realized Gain (Loss)
Asset Repackaging Trust Six B.V. (Israel Electric)	$7.0
Renew Financial LLC (f/k/a Renewable Funding, LLC)	2.8
SquareTwo (CA Holdings, Collect America, Ltd.)	1.2
NFA Group	1.0
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC	(9.0)
Crowne Automotive	(6.4)
Solarplicity Group Limited (f/k/a AMP Solar UK)	(4.7)

Net Change in Unrealized Gains (Losses)
For the three months ended December 31, 2020 as compared to the three months ended December 31, 2019
During the three months ended December 31, 2020, we recognized gross unrealized gains of $49.6 million and gross unrealized losses of $38.0 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized gains of $11.6 million. Significant changes in unrealized gains (losses) for the three months ended December 31, 2020 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
ChyronHego Corporation	$5.7
KLO Holdings, LLC	5.2
Garden Fresh	2.5
NFA Group	2.5
MSEA Tankers LLC	2.0
Learfield Communications	1.9
CARE Fertility	1.8
MYCOM	1.8
PIB Group	1.5
AMP Solar Group, Inc.	1.4
Spotted Hawk	(9.5)
Ambrosia Buyer Corp.	(6.5)
Renew Financial LLC (f/k/a Renewable Funding, LLC)	(2.4)
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	(2.2)
Dynamic Product Tankers (Prime), LLC	(1.8)
Sonar Entertainment	(1.1)

During the three months ended December 31, 2019, we recognized gross unrealized gains of $13.8 million and gross unrealized losses of $53.6 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized loss of $39.8 million. Significant changes in unrealized gains (losses) for the three months ended December 31, 2019 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
Merx Aviation Finance, LLC	$2.1
NFA Group	2.0
CARE Fertility	1.4
PIB Group	1.0
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	(8.0)
Asset Repackaging Trust Six B.V. (Israel Electric)	(7.4)
Renew Financial LLC (f/k/a Renewable Funding, LLC)	(5.6)
Spotted Hawk	(4.5)
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)	(2.9)

For the nine months ended December 31, 2020 as compared to the nine months ended December 31, 2019
During the nine months ended December 31, 2020, we recognized gross unrealized gains of $91.3 million and gross unrealized losses of $88.1 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized gains of $3.2 million. Significant changes in unrealized gains (losses) for the nine months ended December 31, 2020 are summarized below:

(in millions)	Net Change in Unrealized Gain (Loss)
KLO Holdings, LLC	$11.6
ZPower, LLC	4.8
NFA Group	4.8
ChyronHego Corporation	3.2
CARE Fertility	3.1
CT Technologies Intermediate Holdings, Inc	3.0
PIB Group	3.0
MYCOM	2.8
MSEA Tankers LLC	2.3
McLarens	2.2
Spotted Hawk	(14.6)
Dynamic Product Tankers (Prime), LLC	(11.3)
Merx Aviation Finance, LLC	(9.1)
Carbonfree Chemicals SPE I LLC (f/k/a Maxus Capital Carbon SPE I LLC)	(8.9)
Ambrosia Buyer Corp.	(7.6)
Glacier Oil & Gas Corp. (f/k/a Miller Energy Resources, Inc.)	(6.5)
Paper Source	(2.3)
Renew Financial LLC (f/k/a Renewable Funding, LLC)	(1.8)
Sonar Entertainment	(1.2)
Solarplicity Group Limited (f/k/a AMP Solar UK)	(1.1)

During the nine months ended December 31, 2019, we recognized gross unrealized gains of $25.5 million and gross unrealized losses of $94.5 million, including the impact of transferring unrealized to realized gains (losses), resulting in net change in unrealized gains of $69.0 million. Significant changes in unrealized gains (losses) for the nine months ended December 31, 2019 are summarized below:

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
Debt
See Note 6 to the financial statements for information on the Company’s debt.
The following table shows the contractual maturities of our debt obligations as of December 31, 2020:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Senior Secured Facility	$1,166.4	$—	$—	$1,166.4	$—
2025 Notes	350.0	—	—	350.0	—
Total Debt Obligations	$1,516.4	$—	$—	$1,516.4	$—
____________________
(1)As of December 31, 2020, aggregate lender commitments under the Senior Secured Facility totaled $1.81 billion and $643.5 million of unused capacity. As of December 31, 2020, there were $0.2 million of letters of credit issued under the Senior Secured Facility as shown as part of total commitments in Note 8 to the financial statements.
Stockholders’ Equity
See Note 7 to the financial statements for information on the Company’s public offerings and share repurchase plans.

Distributions
Distributions paid to stockholders during the three and nine months ended December 31, 2020 totaled $23.5 million ($0.36 per share) and $82.2 million ($1.26 per share), respectively. Distributions paid to stockholders during the three and nine months ended December 31, 2019 totaled $30.2 million ($0.45 per share) and $91.8 million ($1.35 per share), respectively. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. Although the tax character of distributions paid to stockholders through December 31, 2020 may include return of capital, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ended March 31, 2021. Tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the calendar year. Our quarterly distributions, if any, will be determined by our Board of Directors.
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
PIK Income
For the three and nine months ended December 31, 2020, PIK income totaled $1.6 million and $4.8 million on total investment income of $54.4 million and $165.9 million respectively. For the three and nine months ended December 31, 2019, PIK income totaled $2.6 million and $9.8 million on total investment income of $68.5 million and $205.3 million respectively. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders annually in the form of distributions, even though the Company has not yet collected the cash. See Note 5 to the financial statements for more information on the Company’s PIK income.
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
Investment valuation risk
Because there is not a readily available market value for most of the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our board of directors based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and “—Fair Value Measurements” as well as Notes 2 and 5 to our financial statements for the three and nine months ended December 31, 2020, for more information relating to our investment valuation.

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

As of December 31, 2020, all of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based (or based on an equivalent applicable currency rate) and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to certain floors. Further, our Senior Secured Facility bears interest at LIBOR rates with no interest rate floors, while the 2025 Notes bears interest at a fixed rate. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. Potential changes, or uncertainty related to such potential changes, may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities, or the cost of our borrowings. Please see Part 1 of our annual report on Form 10-k for the year ended March 31, 2020, “Item 1A. Risk Factors—Risks Relating to the Current Environment—Uncertainty relating to the LIBOR calculation process may adversely affect the value of our portfolio of the LIBOR-indexed, floating-rate debt securities in our portfolio or the cost of our borrowings” and Part II, Item 1A below.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of December 31, 2020, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income		Net Investment Income Per Share
Up 200 basis points	$1.5	million	$0.023
Up 100 basis points	(4.4)	million	(0.068)
Up 50 basis points	(3.8)	million	(0.058)
Down 25 basis points	0.3	million	0.004
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2020 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Control Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the third fiscal quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Discovery has concluded, and on April 30, 2019, defendants (including the Company) filed motions for partial summary judgment. On February 4, 2020, the court granted defendants’ summary judgment motion to cap exposure on fraudulent transfer claims at the amount of creditor claims in the estate; it denied as premature that motion with respect to common law claims. Defendants moved to reconsider that decision, which motion was denied. On March 30, 2020, the court granted two additional summary judgment motions relevant to the Company. With respect to the first motion, the court held that the trustee could not recover from defendants value that was never property of the debtor. With respect to the second motion, the Court held that the trustee could not recover from defendants payments that were made on account of debt. On December 2, 2020, the Court granted certain defendants’ motion for summary judgment on aiding and abetting breach of fiduciary duty, dismissing those claims against the Company. Claims of actual and constructive fraudulent transfer under the federal Bankruptcy Code and Delaware state law remain pending against the Company and its co‐defendants.The Company has not made any determination that this action is or may be material to the Company and intends to vigorously defend itself.

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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2020 and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 which are accessible on the Securities and Exchange Commission's website at www.sec.gov. There have been no material changes to the risk factors for the three months ended December 31, 2020.
The risks described in our 2020 Annual Report and our Quarterly Report for the quarter ended September 30, 2020 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/ or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
The Company adopted the following plans, approved by the Board of Directors, for the purpose of repurchasing its common stock in accordance with applicable rules specified in the 1934 Act (the “Repurchase Plans”):

Date of Agreement/Amendment	Maximum Cost of Shares That May Be Repurchased		Cost of Shares Repurchased		Remaining Cost of Shares That May Be Repurchased
August 5, 2015	$50.0	million	$50.0	million	$—
December 14, 2015	50.0	million	50.0	million	—
September 14, 2016	50.0	million	50.0	million	—
October 30, 2018	50.0	million	50.0	million	—
February 6, 2019	50.0	million	23.1	million	26.9	million
Total as of December 31, 2020	$250.0	million	$223.1	million	$26.9	million
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

The following table presents information with respect to the Company’s purchases of its common stock since adoption of the Repurchase Plans through December 31, 2020:

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
10.1
Amended and Restated Senior Secured Revolving Credit Agreement, dated as of December 22, 2020, between Apollo Investment Corporation, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (6)

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
(4)Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on December 3, 2018.
(5)Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on July 22, 2019.
(6)Incorporated by reference to Exhibit 10.1 as applicable, to the Registrant’s Form 8-K, filed on December 22, 2020.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 4, 2021.

APOLLO INVESTMENT CORPORATION

By:	/s/ HOWARD WIDRA
Howard Widra
Chief Executive Officer

By:	/s/ GREGORY W. HUNT
Gregory W. Hunt
Chief Financial Officer and Treasurer

By:	/s/ AMIT JOSHI
Amit Joshi
Chief Accounting Officer and Assistant Treasurer